Form 10-Q
period 2014-09-30
HOSPITALITY PROPERTIES TRUST
filed 2014-11-04
CIK 945394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of November 2, 2014:    149,898,601

HOSPITALITY PROPERTIES TRUST

FORM 10-Q

September 30, 2014

References in this Form 10-Q to “HPT”, “we”, “us” or “our” include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

Part IFinancial Information

Item 1.  Financial Statements

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in thousands, except share data)

	September 30, 2014	December 31, 2013
ASSETS

Real estate properties, at cost:
Land	$1,485,077	$1,470,513
Buildings, improvements and equipment	6,123,391	5,946,852
Total real estate properties, gross	7,608,468	7,417,365
Accumulated depreciation	(1,921,525)	(1,757,151)
Total real estate properties, net	5,686,943	5,660,214
Cash and cash equivalents	19,082	22,500
Restricted cash (FF&E reserve escrow)	30,621	30,873
Due from related persons	40,253	38,064
Other assets, net	213,684	215,893
Total assets	$5,990,583	$5,967,544

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unsecured revolving credit facility	$15,000	$-
Unsecured term loan	400,000	400,000
Senior notes, net of discounts	2,411,670	2,295,527
Convertible senior notes	8,478	8,478
Security deposits	37,247	27,876
Accounts payable and other liabilities	89,322	130,448
Due to related persons	21,721	13,194
Dividends payable	5,166	5,166
Total liabilities	2,988,604	2,880,689

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value, 100,000,000 shares authorized:
Series D preferred shares; 7 1/8% cumulative redeemable; 11,600,000 shares issued and outstanding, aggregate liquidation preference of $290,000	280,107	280,107
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 149,887,754 and 149,606,024 shares issued and outstanding, respectively	1,499	1,496
Additional paid in capital	4,117,649	4,109,600
Cumulative net income	2,658,716	2,518,054
Cumulative other comprehensive income	16,439	15,952
Cumulative preferred distributions	(295,483)	(279,985)
Cumulative common distributions	(3,776,948)	(3,558,369)
Total shareholders’ equity	3,001,979	3,086,855
Total liabilities and shareholders’ equity	$5,990,583	$5,967,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Hotel operating revenues	$394,973	$348,908	$1,112,157	$990,436
Rental income	63,837	62,731	190,959	186,799
FF&E reserve income	829	636	2,673	1,828
Total revenues	459,639	412,275	1,305,789	1,179,063

Expenses:
Hotel operating expenses	279,560	249,862	780,955	705,054
Depreciation and amortization	79,649	76,048	236,699	221,926
General and administrative	16,798	13,094	41,429	37,156
Acquisition related costs	14	1,090	237	3,180
Loss on asset impairment	-	5,837	-	8,008
Total expenses	376,021	345,931	1,059,320	975,324

Operating income	83,618	66,344	246,469	203,739

Interest income	13	18	63	97
Interest expense (including amortization of deferred financing costs and debt discounts of $1,361, $1,584, $4,034, and $4,620, respectively)	(34,304)	(37,986)	(104,101)	(108,188)
Loss on early extinguishment of debt	(129)	-	(855)	-
Income before income taxes and equity in earnings of an investee	49,198	28,376	141,576	95,648
Income tax benefit (expense)	(39)	(873)	(1,110)	4,559
Equity in earnings of an investee	38	64	66	219
Income before gain on sale of real estate	49,197	27,567	140,532	100,426
Gain on sale of real estate	-	-	130	-
Net income	49,197	27,567	140,662	100,426
Excess of liquidation preference over carrying value of preferred shares redeemed	-	(5,627)	-	(5,627)
Preferred distributions	(5,166)	(5,199)	(15,498)	(21,393)
Net income available for common shareholders	$44,031	$16,741	$125,164	$73,406

Net income	$49,197	$27,567	$140,662	$100,426
Other comprehensive income (loss):
Unrealized gain (loss) on TravelCenters of America common shares	3,420	(7,849)	479	8,000
Equity interest in investee’s unrealized gains (losses)	(33)	13	9	(68)
Other comprehensive income (loss)	3,387	(7,836)	488	7,932

Comprehensive income	$52,584	$19,731	$141,150	$108,358

Weighted average common shares outstanding (basic)	149,811	139,764	149,734	135,030
Weighted average common shares outstanding (diluted)	150,127	139,764	149,923	135,030

Net income available for common shareholders per common share:
Basic	$0.29	$0.12	$0.84	$0.54
Diluted	$0.29	$0.12	$0.83	$0.54

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2014	2013

Cash flows from operating activities:
Net income	$140,662	$100,426
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	236,699	221,926
Amortization of deferred financing costs and debt discounts as interest	4,034	4,620
Straight line rental income	(1,659)	(1,851)
Security deposits replenished	9,382	1,355
FF&E reserve income and deposits	(41,462)	(22,458)
Loss on extinguishment of debt	855	-
Loss on asset impairment	-	8,008
Equity in earnings of an investee	(66)	(219)
Gain on sale of real estate	(130)	-
Deferred income taxes	-	(7,094)
Other non-cash (income) expense, net	8,334	535
Changes in assets and liabilities:
(Increase) decrease in due from related persons	(922)	1,044
Increase in other assets	(2,283)	(8,835)
Decrease in accounts payable and other liabilities	(25,918)	(26,163)
Decrease in due to related persons	(972)	(6,076)
Cash provided by operating activities	326,554	265,218

Cash flows from investing activities:
Real estate acquisitions and deposits	(60,000)	(214,607)
Real estate improvements	(159,027)	(198,165)
FF&E reserve fundings	(4,699)	(40,606)
Net proceeds from sale of real estate	4,288	-
Eminent domain proceeds	6,178	-
Investment in Affiliates Insurance company	(825)	-
Cash used in investing activities	(214,085)	(453,378)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	-	393,475
Proceeds from issuance of senior notes, net of discount	690,071	299,661
Redemption of preferred shares	-	(167,500)
Repayment of senior notes	(580,000)	-
Borrowings under revolving credit facility	745,000	418,000
Repayments of revolving credit facility	(730,000)	(545,000)
Deferred financing costs	(6,881)	(2,545)
Distributions to preferred shareholders	(15,498)	(21,394)
Distributions to common shareholders	(218,579)	(189,468)
Cash (used in) provided by financing activities	(115,887)	185,229
Decrease in cash and cash equivalents	(3,418)	(2,931)
Cash and cash equivalents at beginning of period	22,500	20,049
Cash and cash equivalents at end of period	$19,082	$17,118

Supplemental cash flow information:
Cash paid for interest	$121,731	$120,753
Cash paid for income taxes	3,947	1,945
Non-cash investing activities:
Hotel managers’ deposits in FF&E reserve	$38,328	$22,084
Hotel managers’ purchases with FF&E reserve	(43,278)	(73,101)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Hospitality Properties Trust and its subsidiaries, or HPT, we, our or us, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2013, or our 2013 Annual Report. In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included in these condensed consolidated financial statements. These condensed consolidated financial statements include the accounts of HPT and our subsidiaries, all of which are 100% owned directly or indirectly by HPT. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods and those of our managers and tenants are not necessarily indicative of the results that may be expected for the full year. Reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation.

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

We have determined that each of our taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards CodificationTM.   We have concluded that we must consolidate each of our TRSs because we are the entity with the power to direct the activities that most significantly impact the VIEs’ economic performance and we have the obligation to absorb losses or the right to receive benefits from each VIE that could be significant to the VIE, and are, therefore, the primary beneficiary of each VIE.  The assets of our TRSs were $29,174 as of September 30, 2014 and consist primarily of amounts due from, and working capital advances to, certain of their hotel managers.  The liabilities of our TRSs were $56,994 as of September 30, 2014 and consist primarily of security deposits they hold from and amounts payable to certain of their hotel managers.  The assets of our TRS are available to satisfy our TRS obligations and we have guaranteed certain obligations of our TRS.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  This update requires an entity to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances.  The update is effective for the period ending after December 15, 2016, and for annual and interim periods thereafter with early adoption permitted.  The implementation of this update is not expected to cause any significant changes to our condensed consolidated financial statements.

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

We recognize rental income from operating leases on a straight line basis over the term of the lease agreements except for one lease in which there is uncertainty regarding the collection of scheduled future rent increases.  Rental income includes $553 and $1,659 for the three and nine months ended September 30, 2014, respectively, and $699 and $1,851 for the three and nine months ended September 30, 2013, respectively, of adjustments necessary to record rent on the straight line basis. Other assets, net, include $21,413 and $19,754 of straight line rent receivables at September 30, 2014 and December 31, 2013, respectively.

We determine percentage rent due to us under our leases annually and recognize it at year end when all contingencies have been met and the rent is earned. We had deferred estimated percentage rent of $557 and $2,129 for the three and nine months ended September 30, 2014, respectively, and $464 and $1,746 for the three and nine months ended September 30, 2013, respectively.

We own all the capital expenditure reserves, or FF&E reserves, for our hotels. We do not report the amounts which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income. We report deposits by our third party hotel tenants into the escrow accounts as FF&E reserve income.

Note 4.  Per Common Share Amounts

We compute basic per common share amounts using the weighted average number of our common shares outstanding during the period.

We compute diluted per common share amounts using the weighted average number of our common shares outstanding during the period adjusted to reflect the potential dilution of contingently issuable common shares under our business management agreement with Reit Management or Research LLC, or RMR.  See Note 10 for further information regarding this agreement.

Note 5.  Shareholders’ Equity

Common Share Issuances

During the nine months ended September 30, 2014 and the period October 1, 2014 to November 2, 2014, we issued 86,969 and 10,847, respectively, of our common shares to RMR as part of the business management fees payable by us under our business management agreement. In March 2014, we also issued 102,536 of our common shares to RMR for the incentive fee for 2013 pursuant to the business management agreement. See Note 10 for further information regarding this agreement.

On June 10, 2014, we granted 2,500 of our common shares valued at $29.28 per share, the closing price of our common shares on the New York Stock Exchange, or NYSE, on that day, to each of our five Trustees as part of their annual compensation.

On September 12, 2014, pursuant to our 2012 Equity Compensation Plan, we granted an aggregate of 79,725 of our common shares, valued at $28.50 per share, the closing price of our common shares on the NYSE on that day, to our officers and certain employees of our manager, RMR.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Distributions

On each of January 15, 2014, April 15, 2014, July 15, 2014 and October 15, 2014, we paid a $0.4453 per share distribution, or $5,166, to our Series D preferred shareholders.

On February 21, 2014, we paid a $0.48 per share distribution, or $71,811, to our common shareholders.  On May 21, 2014, we paid a $0.49 per share distribution, or $73,373, to our common shareholders.  On August 22, 2014, we paid a $0.49 per share distribution, or $73,395, to our common shareholders.  On October 13, 2014, we declared a  $0.49 per share distribution, or $73,450, to our common shareholders of record on October 24, 2014.  We expect to pay this amount on or about November 21, 2014.

Other Comprehensive Income (loss)

Other comprehensive income (loss) represents the unrealized gain (loss) on the TravelCenters of America LLC, or TA, shares we own and our share of the comprehensive income (loss) of Affiliates Insurance Company, or AIC. See Note 10 for further information regarding these investments.

Note 6.  Indebtedness

Our principal debt obligations at September 30, 2014 were: (1) our $15,000 of outstanding borrowings under our $750,000 unsecured revolving credit facility; (2) our $400,000 unsecured term loan; (3) an aggregate outstanding principal amount of $2,425,000 of public issuances of unsecured senior notes; and (4) an aggregate outstanding principal amount of $8,478 of public issuances of convertible senior notes.

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

Under the amendment, the interest rate paid on borrowings under the revolving credit facility was reduced from LIBOR plus a premium of 130 basis points to LIBOR plus a premium of 110 basis points, and the facility fee was reduced from 30 basis points to 20 basis points per annum on the total amount of lending commitments. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. As of September 30, 2014, we had $15,000 outstanding and $735,000 available under our revolving credit facility.  We had no amounts outstanding under our revolving credit facility as of November 2, 2014.  As of September 30, 2014, the interest rate for the amount outstanding under our revolving credit facility was 1.25%.  The weighted average interest rate for borrowings under our revolving credit facility was 1.26% and 1.25% for the three and nine months ended September 30, 2014, respectively, and 1.49% and $1.50% for the three and nine months ended September 30, 2013, respectively.

As a result of the amendment, the stated maturity date of our $400,000 unsecured term loan was extended from March 13, 2017 to April 15, 2019. Our term loan is prepayable without penalty at any time. Under the amendment, the interest rate paid on borrowings under the term loan agreement was reduced from LIBOR plus a premium of 145 basis points to LIBOR plus a premium of 120 basis points. The interest rate premium is subject to adjustment based on changes to our credit ratings. As of September 30, 2014, the interest rate for the amount outstanding under our term loan was 1.35%. The weighted average interest rate for borrowings under our term loan was 1.35% and 1.36% for the three and nine months ended September 30, 2014, respectively, and 1.64% and 1.65% for the three and nine months ended September 30, 2013, respectively.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

As a result of the amendments to our revolving credit facility and term loan, we recorded a loss on early extinguishment of debt of $214 in the three months ended March 31, 2014.

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

Our revolving credit facility and term loan agreement provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR ceasing to act as our business manager. Our revolving credit facility and term loan agreement contains a number of covenants that restrict our ability to incur debt in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of the agreement governing our revolving credit facility and term loan at September 30, 2014.

On February 15, 2014, we redeemed at par all of our outstanding 7.875% senior notes due 2014 for $300,000 plus accrued and unpaid interest (an aggregate of $311,813).    As a result of the redemption, we recorded a loss on extinguishment of debt of $512 in the three months ended March 31, 2014 which represented the unamortized discount and issuance costs of these notes.

On March 12, 2014, we issued $350,000 of 4.65% unsecured senior notes due 2024 in a public offering for net proceeds of $345,949 after underwriting discounts and other offering expenses.

On August 15, 2014, we redeemed at par all of our outstanding 5⅛% senior notes due 2015 for $280,000 plus accrued and unpaid interest (an aggregate of $287,175).    As a result of the redemption, we recorded a loss on extinguishment of debt of $129 in the three months ended September 30, 2014 which represented the unamortized discount and issuance costs of these notes.

On September 12, 2014, we issued $350,000 of 4.50% unsecured senior notes due 2025 in a public offering for net proceeds of $342,805 after underwriting discounts and other offering expenses.

Note 7.  Real Estate Properties

At September 30, 2014, we owned 291 hotels and owned or leased 185 travel centers which are operated under 11 operating agreements.

During the nine months ended September 30, 2014, we funded $163,726 of improvements to certain of our properties that pursuant to the terms of our management and lease agreements with our hotel managers and tenants resulted in increases in our contractual annual minimum returns and rents of $12,446.  See Notes 10 and 11 for further information about our fundings of improvements to certain of our properties.

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

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

On May 30, 2014, we acquired a 240 room full service hotel located in Ft. Lauderdale, FL for $65,000, excluding related acquisition costs of $202.  We accounted for this transaction as a business combination.  The following table summarizes our allocation of the acquisition cost to the estimated fair value of the assets we acquired.

Land	$14,592
Building	40,525
Furniture, fixtures and equipment	9,883
$65,000

We converted this hotel to a Sonesta branded hotel and added it to our Sonesta agreement.  See Notes 10 and 11 for more information regarding this transaction and our Sonesta agreement.

On August 25, 2014, we terminated a previously disclosed agreement to acquire a land parcel adjacent to one of our other travel centers, which had a contract purchase price of $450.    See Note 10 for further information regarding this terminated transaction.

On September 23, 2014, we exercised our option to purchase for $16,000 the land and improvements at the travel center we lease in Waterloo, NY.  We expect this transaction to close in October 2015. See Note 10 for further information regarding this transaction.

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

During the three and nine months ended September 30, 2014, we recognized income tax (benefit) expense of $39 and $1,110, respectively, which includes zero and ($22), respectively, of federal taxes, $16 and $86, respectively, of foreign taxes and $23 and $1,046, respectively, of certain state taxes that are payable without regard to our REIT status and TRS tax loss carry forwards.

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

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 9.  Segment Information

	For the Three Months Ended September 30, 2014
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$394,973	$-	$-	$394,973
Rental income	8,088	55,749	-	63,837
FF&E reserve income	829	-	-	829
Total revenues	403,890	55,749	-	459,639
Hotel operating expenses	279,560	-	-	279,560
Depreciation and amortization	54,024	25,625	-	79,649
General and administrative	-	-	16,798	16,798
Acquisition related costs	14	-	-	14
Total expenses	333,598	25,625	16,798	376,021

Operating income (loss)	70,292	30,124	(16,798)	83,618

Interest income	-	-	13	13
Interest expense	-	-	(34,304)	(34,304)
Loss on early extinguishment of debt	-	-	(129)	(129)
Income (loss) before income taxes and equity in earnings of an investee	70,292	30,124	(51,218)	49,198
Income tax expense	-	-	(39)	(39)
Equity in earnings of an investee	-	-	38	38
Net income (loss)	$70,292	$30,124	$(51,219)	$49,197

	For the Nine Months Ended September 30, 2014
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$1,112,157	$-	$-	$1,112,157
Rental income	24,532	166,427	-	190,959
FF&E reserve income	2,673	-	-	2,673
Total revenues	1,139,362	166,427	-	1,305,789
Hotel operating expenses	780,955	-	-	780,955
Depreciation and amortization	160,402	76,297	-	236,699
General and administrative	-	-	41,429	41,429
Acquisition related costs	237	-	-	237
Total expenses	941,594	76,297	41,429	1,059,320

Operating income (loss)	197,768	90,130	(41,429)	246,469

Interest income	-	-	63	63
Interest expense	-	-	(104,101)	(104,101)
Loss on early extinguishment of debt	-	-	(855)	(855)
Income (loss) before income taxes and equity in earnings of an investee	197,768	90,130	(146,322)	141,576
Income tax expense	-	-	(1,110)	(1,110)
Equity in earnings of an investee	-	-	66	66
Income before gain on sale of real estate	197,768	90,130	(147,366)	140,532
Gain on sale of real estate	130	-	-	130
Net income (loss)	$197,898	$90,130	$(147,366)	$140,662

	As of September 30, 2014
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$3,756,067	$2,186,193	$48,323	$5,990,583

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

	For the Three Months Ended September 30, 2013
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$348,908	$-	$-	$348,908
Rental income	8,171	54,560	-	62,731
FF&E reserve income	636	-	-	636
Total revenues	357,715	54,560	-	412,275
Hotel operating expenses	249,862	-	-	249,862
Depreciation and amortization	51,476	24,572	-	76,048
General and administrative	-	-	13,094	13,094
Acquisition related costs	1,090	-	-	1,090
Loss on asset impairment	-	5,837	-	5,837
Total expenses	302,428	30,409	13,094	345,931

Operating income (loss)	55,287	24,151	(13,094)	66,344

Interest income	-	-	18	18
Interest expense	-	-	(37,986)	(37,986)
Income (loss) before income taxes and equity in earnings of an investee	55,287	24,151	(51,062)	28,376
Income tax expense	-	-	(873)	(873)
Equity in earnings of an investee	-	-	64	64
Net income (loss)	$55,287	$24,151	$(51,871)	$27,567

	For the Nine Months Ended September 30, 2013
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$990,436	$-	$-	$990,436
Rental income	24,765	162,034	-	186,799
FF&E reserve income	1,828	-	-	1,828
Total revenues	1,017,029	162,034	-	1,179,063
Hotel operating expenses	705,054	-	-	705,054
Depreciation and amortization	149,703	72,223	-	221,926
General and administrative	-	-	37,156	37,156
Acquisition related costs	3,180	-	-	3,180
Loss on asset impairment	2,171	5,837	-	8,008
Total expenses	860,108	78,060	37,156	975,324

Operating income (loss)	156,921	83,974	(37,156)	203,739

Interest income	-	-	97	97
Interest expense	-	-	(108,188)	(108,188)
Income (loss) before income taxes and equity in earnings of an investee	156,921	83,974	(145,247)	95,648
Income tax benefit	-	-	4,559	4,559
Equity in earnings of an investee	-	-	219	219
Net income (loss)	$156,921	$83,974	$(140,469)	$100,426

	As of December 31, 2013
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$3,701,850	$2,223,337	$42,357	$5,967,544

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 10. Related Person Transactions

TA

TA is our former 100% owned subsidiary and our largest tenant, and we are TA’s largest shareholder.  TA was created as a separate public company in 2007 as a result of its spin off from us.  As of September 30, 2014, we owned 3,420,000 common shares of TA, representing approximately 9.1% of TA’s outstanding common shares.  TA is the lessee of 35% of our real estate properties, at cost, as of September 30, 2014.  Mr. Barry Portnoy, one of our Managing Trustees, is a managing director of TA.  Mr. Thomas O’Brien, a former officer of ours prior to the TA spin-off, is President and Chief Executive Officer and the other managing director of TA.  TA’s Chief Financial Officer and General Counsel are also officers of RMR.  Mr. Arthur Koumantzelis, who was one of our Independent Trustees prior to the TA spin-off, serves as an independent director of TA.  RMR provides management services to both us and TA.

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

Both of these leases require TA to:  (i) make payments to us of minimum rents; (ii) pay us percentage rent equal to 3% of non-fuel revenues and 0.3% of fuel revenues above applicable base year revenues subject to certain limitations; (iii) pay us at lease expiration an amount equal to an estimate of the cost of removing underground storage tanks on our leased sites; and (iv) maintain the leased travel centers, including structural and non-structural components.  In addition to minimum and percentage rent, TA is obligated to pay us ground rent of approximately $5,253 per year under the TA No. 1 lease.  Previously deferred rent due from TA of $107,085 and $42,915 is due in December 2022 and June 2024, respectively; however, we have not recognized any of the deferred rent as rental income or as rents receivable due to uncertainties regarding future collection.

We recognized rental income of $55,749 and $54,560 for the three months ended September 30, 2014 and 2013, respectively, and $166,427 and $162,034 for the nine months ended September 30, 2014 and 2013, respectively, under our leases with TA.  Rental income for the three and nine months ended September 30, 2014 and 2013 includes $422 and $1,267 and $442 and $1,340, respectively, of adjustments necessary to record the scheduled rent increase on our TA No. 1 lease and the estimated future payment to us by TA for the cost of removing underground storage tanks on a straight line basis.  As of September 30, 2014 and December 31, 2013, we had accruals for unpaid amounts of $39,341 and $37,034, respectively, owed to us by TA (excluding any deferred rents), which amounts are included in due from related persons in our condensed consolidated balance sheets.  We had deferred estimated percentage rent under our TA No. 1 lease of $557 and $464 for the three months ended September 30, 2014 and 2013, respectively, and $2,129 and $1,746 for the nine months ended September 30, 2014 and 2013, respectively.  We have waived an estimated $126 and $372 of percentage rent under the TA No. 2 lease for the three and nine months ended September 30, 2014, respectively, and through September 30, 2014, we have cumulatively waived $738 of percentage rent under our TA No. 2 lease because we previously agreed to waive the first $2,500 of percentage rents under the TA No. 2 lease.  The waived percentage rent is not included in the deferred percentage rent amounts we have disclosed above in this paragraph or in Note 3. We determine percentage rent due under our TA leases annually and recognize it at year end when all contingencies are met.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Under the TA No. 1 and No. 2 leases, TA may request that we fund approved amounts for renovations, improvements and equipment at leased travel centers in return for increases in TA’s minimum annual rent.  We are not required to fund these improvements and TA is not required to sell them to us.  For the nine months ended September 30, 2014 and 2013, we funded $41,961 and $63,163, respectively, for capital improvements purchased from TA under this lease provision; and, as a result, TA’s minimum annual rent payable to us increased by approximately $3,567.and $5,369, respectively.

On August 13, 2013, a travel center located in Roanoke, VA that we leased to TA under the TA No. 1 lease was taken by eminent domain proceedings brought by the VDOT in connection with certain highway construction.  Our TA No. 1 lease provides that the annual rent payable by TA to us is reduced by 8.5% of the amount of the proceeds we receive from the taking or, at our option, the fair market value rent of the property on the commencement date of the TA No. 1 lease.  In January 2014, we received proceeds from the VDOT of $6,178, which is a substantial portion of the VDOT’s estimate of the value of the property, and as a result the annual rent payable by TA to us under the TA No. 1 lease was reduced by $525 effective January 6, 2014.  We and TA are challenging the VDOT’s estimate of the property’s value and we expect that the ultimate resolution of this matter will take a prolonged period of time.  We entered a lease agreement with the VDOT to lease this property through November 15, 2014 for $40 per month.  We entered into a sublease for this property with TA for TA to continue operating the property as a travel center through November 15, 2014 and under the terms of the TA No. 1 lease TA will be responsible to pay this ground lease rent.

On July 14, 2014, we agreed to purchase and lease to TA under the TA No. 1 lease land adjacent to a travel center that we own in Florence, KY.  On August 25, 2014, we terminated the purchase agreement.  See Note 7 for further information regarding this terminated transaction.

On September 23, 2014, we exercised our option to purchase the land and improvements at the travel center we lease in Waterloo, NY.  We currently sublease that travel center to TA.  We expect this transaction to close in October 2015 and that, following this purchase, we will directly lease this travel center to TA.  See Note 7 for further information regarding this transaction.

RMR

We have no employees.  Personnel and various services we require to operate our business are provided to us by RMR.  We have two agreements with RMR to provide management and administrative services to us: (i) a business management agreement, which relates to our business generally, and (ii) a property management agreement, which relates to the property level operations of the office building component of one property we own in Baltimore, MD, which also includes a Royal Sonesta hotel.

One of our Managing Trustees, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR.  Our other Managing Trustee, Mr. Adam Portnoy, is the son of Mr. Barry Portnoy, and an owner, President, Chief Executive Officer and a director of RMR.  Each of our executive officers is also an officer of RMR, including Mr. Ethan Bornstein, who is the son-in-law of Mr. Barry Portnoy and the brother-in-law of Mr. Adam Portnoy.  Certain of TA’s and Sonesta’s executive officers are also officers of RMR.  Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR provides management services.  Mr. Barry Portnoy and Mr. Adam Portnoy serve as managing directors or managing trustees of a majority of the companies to which RMR or its affiliates provide management services.  In addition, officers of RMR serve as officers of those companies.

We incurred aggregate business management, property management and estimated incentive fees of $14,309 and $10,744 for the three months ended September 30, 2014 and 2013, respectively, and $34,896 and $30,675 for the nine months ended September 30, 2014 and 2013, respectively.  The fees for the three and nine months ended September 30, 2014, include $4,778 and $7,074, respectively, of estimated 2014 incentive fees payable in common shares in 2015 based on our common share total return as of September 30, 2014. These amounts are included in general and administrative expenses in our condensed consolidated financial statements.  In accordance with the terms of our business management agreement, we issued 97,816 of our common shares to RMR for the nine months ended September 30, 2014 as payment for a portion of the

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

base business management fee we recognized for such period.  In March 2014, we also issued 102,536 of our common shares to RMR for the incentive fee for 2013 pursuant to the business management agreement.

On May 9, 2014, we and RMR entered into amendments to our business management agreement and property management agreement.  As amended, RMR may terminate the agreements upon 120 days’ written notice.  Prior to the amendments, RMR could terminate the agreements upon 60 days’ written notice and could also terminate the property management agreement upon five business days’ notice if we underwent a change of control.  The amendments also provide for certain termination payments by us to RMR in the event that we terminate the agreements other than for cause.  Also, as amended, RMR agrees to provide certain transition services to us for 120 days following an applicable termination by us or notice of termination by RMR.

Sonesta

In 2012, pursuant to a series of transactions, we purchased the entities that owned the Royal Sonesta Hotel Boston in Cambridge, MA, or the Cambridge Hotel, and leased the Royal Sonesta Hotel New Orleans in New Orleans, LA, or the New Orleans Hotel, for approximately $150,500.  In connection with these transactions, we entered into hotel management agreements with Sonesta International Hotels Corporation, or Sonesta, that provide for Sonesta to manage the Cambridge Hotel and the New Orleans Hotel for us.  The stockholders and directors of Sonesta are Mr. Barry Portnoy and Mr. Adam Portnoy, who are our Managing Trustees and the principals of RMR. Sonesta’s Chairman and Chief Executive Officer is an officer of RMR and formerly was our Director of Internal Audit, and certain other officers and employees of Sonesta are current or former officers or employees of RMR.  In addition, RMR also provides certain services to Sonesta.

Since acquiring the entities that owned the Cambridge Hotel and leased the New Orleans Hotel, we have rebranded additional hotels we own to Sonesta brands and entered into hotel management agreements with Sonesta for the management of these additional hotels.  As of September 30, 2014, Sonesta was managing 22 of our hotels pursuant to long term management agreements.  We currently lease all of the hotels that we own and that are managed by Sonesta to one of our TRSs.

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

In April 2012, we entered into a pooling agreement with Sonesta that combined our hotel management agreements with Sonesta  for purposes of calculating gross revenues, payment of hotel operating expenses, payment of fees and distributions and the calculation of minimum returns due to us.  We previously referred to this agreement and combination of hotels and management agreements as our Sonesta No. 1 agreement.  The management agreements for all of our hotels then managed by Sonesta, excluding, until June 28, 2013, the New Orleans Hotel, were included in the Sonesta No. 1 agreement.  The amended and restated management agreement we entered with Sonesta for the New Orleans Hotel upon our acquiring the fee interest in that hotel was added to our pooling agreement with Sonesta.  We now refer to the pooling agreement and combination of our Sonesta branded hotels and management agreements as our Sonesta agreement, or our Sonesta management agreement.  See Note 11 for further information about our management agreements with Sonesta.

Pursuant to our management agreements with Sonesta, we incurred management, system, reservation fees and reimbursement of certain guest loyalty, marketing program and third party reservation transmission expenses payable to Sonesta of $4,722 and $3,037 for the three months ended September 30, 2014 and 2013, respectively, and $13,052 and $10,902 for the nine months ended September 30, 2014 and 2013, respectively; these amounts are included in hotel operating expenses in our condensed consolidated financial statements.  In addition, we also incurred procurement and construction supervision fees payable to Sonesta in connection with capital expenditures at our hotels managed by Sonesta of $1,053 and $673 for the three months ended September 30, 2014 and 2013, respectively, and $2,803 and $2,307 for the nine months ended September 30, 2014 and 2013, respectively; these amounts have been capitalized in our condensed consolidated financial statements.  Under our hotel management agreements with Sonesta, routine property maintenance, which is

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

expensed, is an operating expense of the hotels and improvements and periodic renovations, which are capitalized, are funded by us, except in the case of the New Orleans Hotel for capital expenditures incurred prior to June 28, 2013, which were borne in large part by the former lessor.   As of September 30, 2014 and December 31, 2013, we had accruals for unpaid amounts of $892 and $893, respectively, owed to us by Sonesta, which amounts are included in due from related persons in our condensed consolidated balance sheets.  As of September 30, 2014 and December 31, 2013 we had accrued amounts due to Sonesta for capital expenditure reimbursements of $11,649 and $6,625, respectively, which amounts are included in due to related persons in our condensed consolidated balance sheets.

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

In June 2014, we and the other shareholders of AIC renewed our participation in an insurance program arranged by AIC.  In connection with that renewal, we purchased a one-year property insurance policy providing $500,000 of coverage, with respect to which AIC is a reinsurer of certain coverage amounts.  Our total premium due to AIC, including taxes and fees, is approximately $11,851 in connection with that policy, which amount may be adjusted from time to time as we acquire or dispose of properties that are covered in the policy.

As of September 30, 2014, we had invested $6,034 in AIC.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC as all of our Trustees are also directors of AIC.  Our investment in AIC had a carrying value of $6,813 and $5,913 as of September 30, 2014 and December 31, 2013, respectively, which amounts are included in other assets on our condensed consolidated balance sheet.  We recognized income of $38 and $64 for the three months ended September 30, 2014 and 2013, respectively, and $66 and $219 for the nine months ended September 30, 2014 and 2013, respectively, related to our investment in AIC.

Directors’ and Officers’ Liability Insurance

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

In June 2014, we, RMR and four other companies to which RMR provides management services extended our and their combined directors’ and officers’ liability insurance policy, and we extended our separate directors’ and officers’ liability insurance policy, in each case for an interim period.  We paid an aggregate premium of approximately $50 for these extensions.  Further information about those policies is contained in Note 8 to our audited financial statements contained in our 2013 Annual Report.  In September 2014, we purchased a two year combined directors' and officers' insurance policy with RMR and five other companies managed by RMR that provides $10,000 in aggregate primary coverage, including certain errors and omission coverage.  At that time, we also purchased separate additional one year directors' and officers' liability insurance policies that provide $20,000 of aggregate excess coverage plus $5,000 of excess non-indemnifiable coverage.  The total premium payable by us for these policies purchased in September 2014 was approximately $624.

Note 11. Hotel Management Agreements and Leases

As of September 30, 2014,  288 of our hotels are leased to our TRSs and managed by independent hotel operating companies and three are leased to third parties.

Marriott No. 1 agreement.  Our management agreement with Marriott International Inc., or Marriott, for 53 hotels provides that as of September 30, 2014 we are paid a fixed annual minimum return of $67,855 to the extent that gross revenues of the hotels, after payment of hotel operating expenses, are sufficient to do so.  We do not have any security deposits or guarantees for the 53 hotels included in our Marriott No. 1 agreement.  Accordingly, the returns we receive from these hotels managed by Marriott are limited to available hotel cash flows after payment of operating expenses. We realized returns of $16,938 and $50,745 during the three and nine months ended September 30, 2014, respectively, under this agreement.  Marriott’s management and incentive fees are only earned after we receive our minimum returns.

We currently expect to fund $4,400 of capital improvements during 2014 at certain of the hotels included in our Marriott No. 1 agreement. We funded $3,198 of this amount during the nine months ended September 30, 2014. As we fund these improvements, the annual minimum returns payable to us increase by 10% of the amounts funded.

Marriott No. 234 agreement.    During the three months ended September 30, 2014, the payments we received under our Marriott No. 234 agreement, which requires annual minimum returns to us of $105,928 as of September 30, 2014, were $4,087 more than the minimum amounts contractually required.  During the nine months ended September 30, 2014, the payments we received were $1,181 less than the minimum amounts contractually required. We realized returns of $29,232 and $79,368 during the three and nine months ended September 30, 2014, respectively, under this agreement.  Pursuant to our Marriott No. 234 agreement, Marriott provided us with a limited guarantee for shortfalls up to 90% of our minimum returns through 2019. Marriott was not required to make any guarantee payments during the three or nine months ended September 30, 2014 because the hotels generated cash flows in excess of the guaranty threshold amount (90% of the minimum returns due to us).  The available balance of this guaranty was $30,672 as of September 30, 2014. Also, during the period from September 30, 2014 to November 2, 2014, the payments we received for these hotels were  $478 less than the contractual minimum returns due to us.

We currently expect to fund $6,500 of capital improvements during 2014 to complete renovations at certain of the hotels included in our Marriott No. 234 agreement. We funded $1,500 of this amount during the nine months ended September 30, 2014. As we fund these improvements, the annual minimum returns payable to us increase by 9% of the amounts funded.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Marriott No. 5 agreement. We lease one hotel in Kauai, Hawaii to Marriott.  This lease is guaranteed by Marriott and we received $2,501 and $7,503 of rent for this hotel during the three and nine months ended September 30, 2014, respectively.  As of November 2, 2014, all rents due from Marriott for this hotel are current.  The guarantee provided by Marriott with respect to the one hotel leased by Marriott is unlimited.

InterContinental agreement.  During the three and nine months ended September 30, 2014, we realized returns and rents of $34,875 and $104,624, respectively, under our management agreement with InterContinental Hotels Group, plc, or InterContinental, covering 91 hotels and requiring annual minimum returns to us of $139,498 as of September 30, 2014. During the nine months ended September 30, 2014, we have been paid all of our minimum returns due for the period.  During the three months ended September 30, 2014, we replenished the available security deposit by $4,259 for the payments we received during the period in excess of the minimum returns due to us for the period.   Also, during the period from September 30, 2014 to November 2, 2014, we received $2,832 more than the minimum amounts contractually required under our InterContinental agreement.

Under this agreement, InterContinental is required to maintain a minimum security deposit of $30,000 in 2014 and $37,000 thereafter. On January 6, 2014, we entered into a letter agreement with InterContinental under which the minimum security deposit balance required to be maintained during 2014 and 2015 will be reduced by two dollars for every dollar of additional security deposit InterContinental provides to us. During the first quarter of 2014, InterContinental provided us $4,283 of additional security deposits, which reduced the minimum security deposit amount required to $21,434.  In October 2014, InterContinental requested and we returned the additional deposit of $4,283 and the minimum deposit balance required to be maintained reverted to $30,000.  The remaining balance of the security deposit was $35,694 as of November 2, 2014.

We currently expect to fund $17,000 of capital improvements in 2014 and $9,000 in 2015 to complete renovations at certain of the hotels included in our InterContinental agreement. We did not make any of these renovation fundings during the nine months ended September 30, 2014.  As we fund these improvements, the annual minimum returns payable to us increase by 8% of the amounts funded.

Sonesta agreement. Our management agreement with Sonesta provides that we are paid a fixed annual minimum return equal to 8% of our invested capital, as defined in the management agreement ($70,212 as of September 30, 2014), to the extent that gross revenues of the hotels, after payment of hotel operating expenses and certain base management fees to Sonesta, are sufficient to do so.  We do not have any security deposits or guarantees for our hotels managed by Sonesta.  Accordingly, the returns we receive from hotels managed by Sonesta are limited to available hotel cash flows after payment of operating expenses. Sonesta’s incentive management fees, but not its other fees, are only earned after we receive our minimum returns, and we may cancel these management agreements if approximately 75% of our minimum returns are not paid for certain periods. We realized returns of $8,424 and $21,724 during the three and nine months ended September 30, 2014, respectively, under this agreement.

In addition to recurring capital expenditures, we currently expect to fund approximately $108,200 in 2014 and $22,800 in 2015 for renovations and other improvements at certain of the hotels included in our Sonesta agreement. We funded $91,446 of these amounts during the nine months ended September 30, 2014. The annual minimum returns due to us under the Sonesta agreement increase by 8% of the amounts funded in excess of threshold amounts, as defined therein. See Note 10 for further information regarding our relationship with Sonesta.

Wyndham agreement. During the three and nine months ended September 30, 2014, we realized returns and rents of $6,805 and $20,044, respectively, from our hotels managed or leased by Wyndham Hotel Group, or Wyndham. The guarantee provided by Wyndham with respect to 22 hotels managed by Wyndham is limited to $35,656 ($9,111 remaining at September 30, 2014), subject to an annual payment limit of $17,828 and expires on July 28, 2020.  This guaranty was replenished by $278 during the three months ended September 30, 2014 from the net operating results these hotels generated during the period in excess of our minimum returns.  During the nine months ended September 30, 2014, Wyndham has made $5,052 of guaranty payments to us.  The guarantee provided by Wyndham with respect to the lease with Wyndham Vacation Resorts, Inc., or Wyndham Vacation, for part of one hotel is unlimited.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

We currently expect to fund approximately $26,292 of capital improvements in 2014 and $9,000 in 2015 to complete renovations at certain of the hotels included in our Wyndham agreement. We funded $25,492 of these amounts during the nine months ended September 30, 2014. As we fund these improvements, the annual minimum returns payable to us increase by 8% of the amounts funded.

Morgans agreement. On October 14, 2014, the annual rent due to us increased from $5,956 to $7,595 based on changes in the consumer price index as prescribed in our lease with Morgans Hotel Group, or Morgans.

Other management agreement and lease matters.  As of November 2, 2014, all payments due to us from our managers and tenants under our other operating agreements were current.  Minimum return and minimum rent payments due to us under some of these other hotel management agreements and leases are supported by guarantees.  The guarantee provided by Hyatt Hotels Corporation, or Hyatt, with respect to the 22 hotels managed by Hyatt is limited to $50,000 ($14,020 remaining at September 30, 2014). The guarantee provided by Carlson Hotels Worldwide, or Carlson, with respect to the 11 hotels managed by Carlson is limited to $40,000 ($21,656 remaining at September 30, 2014).

Guarantees and security deposits generally.  Certain of our managed hotels had net operating results that were, in the aggregate, $8,782 and $15,258, less than the minimum returns due to us in the three months ended September 30, 2014 and 2013, respectively, and $30,963 and $44,475 less than the minimum returns due to us in the nine months ended September 30, 2014 and 2013, respectively.  When the managers of these hotels fund the shortfalls under the terms of our operating agreements or their guarantees, we reflect such fundings (including security deposit applications) in our condensed consolidated statements of income as a reduction of hotel operating expenses. The reduction to hotel operating expenses was $42 and $4,445 in the three months ended September 30, 2014 and 2013, respectively, and $5,052 and $15,111 in the nine months ended September 30, 2014 and 2013, respectively.  We had shortfalls at certain of our managed hotel portfolios not funded by the managers of these hotels under the terms of our operating agreements of $8,740 and $10,813 in the three months ended September 30, 2014 and 2013, respectively, and $25,911 and $29,364 in the nine months ended September 30, 2014 and 2013, respectively, which represents the unguaranteed portions of our minimum returns from Marriott and from Sonesta.  When we reduce the amounts of the security deposits we hold for any of our operating agreements for payment deficiencies, we record income equal to the amounts by which the deposit is reduced up to the minimum return or minimum rent due to us.  Reducing the security deposits does not result in additional cash flow to us of the deficiency amounts, but reducing amounts of security deposits may reduce the refunds due to the respective lessees or managers who have provided us with these deposits upon expiration of the respective lease or management agreement.  The security deposits are non-interest bearing and are not held in escrow.  Certain of our guarantees and our security deposits may be replenished by future cash flows from the applicable hotel operations pursuant to the terms of the respective agreements.

Note 12.  Fair Value of Assets and Liabilities

The table below presents certain of our assets carried at fair value at September 30, 2014, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

Fair Value at Reporting Date Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Investment securities (1)	$33,790	$33,790	$-	$-

(1)

Our investment securities, consisting of our 3,420,000 shares of TA, which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs).  Our

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

historical cost basis for these securities is $17,407.  The unrealized gain for these securities as of September 30, 2014 is included in cumulative other comprehensive income in our condensed consolidated balance sheets.

In addition to the investment securities included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, revolving credit facility, unsecured term loan, senior notes and security deposits. At September 30, 2014 and December 31, 2013, the fair values of these additional financial instruments approximated their carrying values in our condensed consolidated financial statements due to their short term nature or variable interest rates, except as follows:

	September 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior Notes, due 2014 at 7.875%	$-	$-	$300,000	$304,035
Senior Notes, due 2015 at 5.125%	-	-	280,000	283,150
Senior Notes, due 2016 at 6.3%	275,000	290,862	275,000	297,443
Senior Notes, due 2017 at 5.625%	300,000	325,389	300,000	327,681
Senior Notes, due 2018 at 6.7%	350,000	388,806	350,000	399,560
Senior Notes, due 2022 at 5%	500,000	528,440	500,000	524,810
Senior Notes, due 2023 at 4.5%	300,000	304,865	300,000	289,950
Senior Notes, due 2024 at 4.65%	350,000	358,031	-	-
Senior Notes, due 2025 at 4.5%	350,000	347,758	-	-
Convertible Senior Notes, due 2027 at 3.8%	8,478	8,789	8,478	8,983
Unamortized discounts	(13,330)	-	(9,473)	-
Total financial liabilities	$2,420,148	$2,552,940	$2,304,005	$2,435,612

At September 30, 2014, we estimated the fair values of our unsecured senior notes using an average of the bid and ask price of our then outstanding issuances of senior notes (Level 1 inputs).  We estimated the fair value of our convertible unsecured senior notes using discounted cash flow analyses and currently prevailing market interest rates (Level 3 inputs) because no market quotes for these notes were available at September 30, 2014 and December 31, 2013.

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

Overview (dollar amounts in thousands, except per share amounts)

Hotel operations. During the nine months ended September 30, 2014, the U.S. hotel industry generally realized improvements in average daily rate, or ADR, occupancy and revenue per available room, or RevPAR, when compared to the same period in 2013.  We believe certain of our hotels have benefited from recent renovations and, as a result, have produced year over year gains in RevPAR in excess of the hotel industry generally.  At the same time, however, certain of our hotels were negatively impacted by the disruption and displacement caused by our renovation activities at those hotels during 2014. We expect the majority of our hotel renovation activities to be completed by the end of 2014.

For the three months ended September 30, 2014 compared to the same period in 2013 for our 289 hotels that we owned continuously since July 1, 2013, or our comparable hotels: ADR increased 7.2% to $114.54; occupancy increased 3.2 percentage points to 79.0%; and RevPAR increased 11.8% to $90.49.

During the three months ended September 30, 2014, we had 16 hotels under renovation for all or part of the quarter that we owned continuously since July 1, 2013.  For the three months ended September 30, 2014 compared to the same period in 2013 for these 16 hotels under renovation: ADR increased 19.5% to $136.33; occupancy decreased 14.2 percentage points to 58.5%; and RevPAR decreased 3.8% to $79.75.

For the three months ended September 30, 2014 compared to the same period in 2013 for our 273 hotels not under renovation that we owned continuously since July 1, 2013: ADR increased 6.7% to $113.44; occupancy increased 4.4 percentage points to 80.4%; and RevPAR increased 12.9% to $91.21.

For the nine months ended September 30, 2014 compared to the same period in 2013 for our 288 hotels that we owned continuously since January 1, 2013: ADR increased 5.7% to $112.92; occupancy increased 3.1 percentage points to 76.2%; and RevPAR increased 10.2% to $86.05.

During the nine months ended September 30, 2014, we had 28 hotels under renovation for all or part of the period that we owned continuously since January 1, 2013.  For the nine months ended September 30, 2014 compared to the same period in 2013 for these 28 hotels under renovation: ADR increased 10.0% to $120.77; occupancy decreased 8.0 percentage points to 62.7%; and RevPAR decreased 2.5% to $75.72.

For the nine months ended September 30, 2014 compared to the same period in 2013 for our 260 hotels not under renovation that we owned continuously since January 1, 2013: ADR increased 5.2% to $112.02; occupancy increased 4.6 percentage points to 78.1%; and RevPAR increased 11.8% to $87.49.

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

Our management agreement with Marriott for 53 hotels provides that as of September 30, 2014 we are paid a fixed annual minimum return of $67,855 to the extent that gross revenues of the hotels, after payment of hotel operating expenses, are sufficient to do so.  We do not have any security deposits or guarantees for the 53 hotels included in our Marriott No. 1 agreement.  Accordingly, the returns we receive from these hotels managed by Marriott are limited to available hotel cash flows after payment of operating expenses. We realized returns of $16,938 and $50,745 during the three and nine months ended September 30, 2014, respectively, under this agreement.  Marriott’s management and incentive fees are only earned after we receive our minimum returns.

Marriott No. 234 agreement.  Additional details of this agreement are set forth in Note 11 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

During the three months ended September 30, 2014, the payments we received under our Marriott No. 234 agreement, which requires annual minimum returns to us of $105,928 as of September 30, 2014, were $4,087 more than the minimum amounts contractually required.  During the nine months ended September 30, 2014, the payments we received were $1,181 less than the minimum amounts contractually required. We realized returns of $29,232 and $79,368 during the three and nine months ended September 30, 2014, respectively, under this agreement.  Pursuant to our Marriott No. 234 agreement, Marriott provided us with a limited guarantee for shortfalls up to 90% of our minimum returns through 2019. Marriott was not required to make any guarantee payments during the three or nine months ended September 30, 2014, because the hotels generated cash flows in excess of the guaranty threshold amount (90% of the minimum returns due to us).  The available balance of this guaranty was $30,672 as of September 30, 2014. Also, during the period from September 30, 2014 to November 2, 2014, the payments we received for these hotels were $477 less than the contractual minimum returns due to us.

InterContinental agreement.  Additional details of this agreement are set forth in Note 11 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

During the three and nine months ended September 30, 2014, we realized returns and rents of $34,875 and $104,624, respectively, under our management agreement with InterContinental covering 91 hotels and requiring annual minimum returns to us of $139,498 as of September 30, 2014. During the nine months ended September 30, 2014, we have been paid all of our minimum returns due for the period.  During the three months ended September 30, 2014, we replenished the available security deposit by $4,259 for the payments we received during the period in excess of the minimum returns due to us for the period.  Also, during the period from September 30, 2014 to November 2, 2014, we received $2,832 more than the minimum amounts contractually required under our InterContinental agreement.

Under this agreement, InterContinental is required to maintain a minimum security deposit of $30,000 in 2014 and $37,000 thereafter. On January 6, 2014, we entered into a letter agreement with InterContinental under which the minimum security deposit balance required to be maintained during 2014 and 2015 will be reduced by two dollars for every dollar of additional security deposit InterContinental provides to us. During the first quarter of 2014, InterContinental provided us $4,283 of additional security deposits, which reduced the minimum security deposit amount required to $21,434.  In October 2014, InterContinental requested and we returned the additional deposit of $4,283 and the minimum deposit balance required to be maintained reverted to $30,000.  The remaining balance of the security deposit was $35,694 as of November 2, 2014.

Sonesta agreement. Additional details of this agreement are set forth in Note 11 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

Our management agreement with Sonesta provides that we are paid a fixed annual minimum return equal to 8% of our invested capital, as defined in the management agreement ($70,212 as of September 30, 2014), to the extent that gross revenues of the hotels, after payment of hotel operating expenses and certain base management fees to Sonesta, are sufficient to do so.  We do not have any security deposits or guarantees for our hotels managed by Sonesta.  Accordingly, the returns we receive from hotels managed by Sonesta are limited to available hotel cash flows after payment of operating expenses. Sonesta’s incentive management fees, but not its other fees, are only earned after we receive our minimum returns, and we may cancel these management agreements if approximately 75% of our minimum returns are not paid for certain periods. We realized returns of $8,424 and $21,724 during the three and nine months ended September 30, 2014, respectively, under this agreement.

Wyndham agreement. Additional details of this agreement are set forth in Note 11 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

During the three and nine months ended September 30, 2014, we realized returns and rents of $6,805 and $20,044, respectively, from our hotels managed or leased by Wyndham. The guarantee provided by Wyndham with respect to 22 hotels managed by Wyndham is limited to $35,656 ($9,111 remaining at September 30, 2014), subject to an annual payment limit of $17,828 and expires on July 28, 2020.  This guaranty was replenished by $278 during the three months ended September 30, 2014 from the net operating results these hotels generated during the period in excess of our minimum returns.  During the nine months ended September 30, 2014, Wyndham has made $5,052 of guaranty payments to us.  The guarantee provided by Wyndham with respect to the lease with Wyndham Vacation for part of one hotel is unlimited.

Other management agreement and lease matters. As of November 2, 2014, all payments due to us from our managers and tenants under our other operating and lease agreements were current.  Additional details of our guarantees from Hyatt and Carlson and our other agreements with Marriott, Morgans and TA are set forth in Notes 10 and 11 to our condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

Management Agreements and Leases

At September 30, 2014, we owned 291 hotels operated under nine operating agreements; 288 of these hotels are leased by us to our wholly owned TRSs and managed by hotel operating companies and three are leased to hotel operating companies.  At September 30, 2014, our 184 owned travel centers and one travel center we lease through November 15, 2014 are leased to TA under two agreements. Our condensed consolidated statements of income and comprehensive income include operating revenues and expenses of our managed hotels and rental income from our third party leased hotels and travel centers.  Additional information regarding the terms of our management agreements and leases is included in the table and notes thereto on pages 35 through 37.

Results of Operations (dollar amounts in thousands, except per share amounts)

Three months Ended September 30, 2014 Compared to the Three months Ended September 30, 2013

	For the Three Months Ended September 30,
			Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$394,973	$348,908	$46,065	13.2%
Rental income:
Minimum rents - hotels	8,088	8,171	(83)	(1.0%)
Minimum rents - travel centers	55,749	54,560	1,189	2.2%
Total rental income	63,837	62,731	1,106	1.8%
FF&E reserve income	829	636	193	30.3%

Expenses:
Hotel operating expenses	279,560	249,862	29,698	11.9%
Depreciation and amortization - hotels	54,024	51,476	2,548	4.9%
Depreciation and amortization - travel centers	25,625	24,572	1,053	4.3%
Total depreciation and amortization	79,649	76,048	3,601	4.7%
General and administrative	16,798	13,094	3,704	28.3%
Acquisition related costs	14	1,090	(1,076)	(98.7%)
Loss on asset impairment	-	5,837	(5,837)	n/a

Operating income	83,618	66,344	17,274	26.0%

Interest income	13	18	(5)	(27.8%)
Interest expense	(34,304)	(37,986)	3,682	(9.7%)
Loss on extinguishment of debt	(129)	-	(129)	n/a
Income before income taxes and equity earnings of an investee	49,198	28,376	20,822	73.4%
Income tax expense	(39)	(873)	834	(95.5%)
Equity in earnings of an investee	38	64	(26)	(40.6%)

Net income	49,197	27,567	21,630	78.5%
Excess of liquidation preference over carrying value of preferred shares redeemed	-	(5,627)	5,627	n/a
Preferred distributions	(5,166)	(5,199)	33	(0.6%)
Net income available for common shareholders	44,031	16,741	27,290	163.0%
Weighted average shares outstanding (basic)	149,811	139,764	10,047	7.2%
Weighted average shares outstanding (diluted)	150,127	139,764	10,363	7.4%

Net income available for common shareholders per common share:
Basic	$0.29	$0.12	$0.17	141.7%
Diluted	$0.29	$0.12	$0.17	141.7%

References to changes in the income and expense categories below relate to the comparison of results for the three month period ended September 30, 2014, compared to the three month period ended September 30, 2013.

The increase in hotel operating revenues is a result of increased revenues at certain of our managed hotels due to increases in ADR and higher occupancies ($43,236) and the effects of our hotel acquisitions since July 1, 2013 ($4,470).  These increases were partially offset by the effects of our hotel dispositions since July 1, 2013 ($888) and decreased revenues at certain of our managed hotels undergoing renovations during the 2014 period due to lower occupancies ($753).  Additional operating statistics of our hotels are included in the table on page 38.

The decrease in rental income - hotels is a result of a retroactive rent increase recorded in the 2013 period relating to an amendment to our Wyndham Vacation lease ($126) partially offset by contractual rent increases under certain of our hotel leases ($43). Rental income for the 2014 and 2013 periods includes $131 and $257, respectively, of adjustments to record rent on a straight line basis.

The increase in rental income - travel centers is primarily a result of increases in the minimum rents due to us from TA for improvements we purchased at certain of our travel centers since July 1, 2013. Rental income for our travel centers for the 2014 and 2013 periods includes $422 and $442, respectively, of adjustments necessary to record rent on a straight line basis.

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

The increase in hotel operating expenses was primarily caused by increased expenses at certain of our managed hotels resulting primarily from higher occupancies and general expense increases ($21,685), the effect of our acquisitions since July 1, 2013 ($4,470) and the reduction in the amount of minimum return shortfalls funded by our managers ($5,184), partially offset by the effects of our hotel dispositions since July 1, 2013 ($888) and by operating expense decreases at certain properties undergoing renovations during the 2014 period due to lower occupancies ($753).  Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $8,782 and $15,258 less than the minimum returns due to us in the three months ended September 30, 2014 and 2013, respectively.  When the managers of these hotels fund the shortfalls under the terms of our operating agreements or their guarantees, we reflect such fundings (including security deposit applications) in our condensed consolidated statements of income and comprehensive income as a reduction of hotel operating expenses. The reduction to hotel operating expenses was $42 and $4,445 in the three months ended September 30, 2014 and 2013, respectively. We had shortfalls at certain of our managed hotel portfolios not funded by the managers of these hotels under the terms of our operating agreements of $8,740 and $10,813 during the three months ended September 30, 2014 and 2013, respectively, which represents the unguaranteed portion of our minimum returns from Marriott and Sonesta.

The increase in depreciation and amortization - hotels is primarily due to the depreciation and amortization of assets acquired with funds from our FF&E reserves or directly funded by us since July 1, 2013 ($5,605) and the effect of our hotel acquisitions since July 1, 2013 ($907), partially offset by certain of our depreciable assets becoming fully depreciated since July 1, 2013 ($3,964).

The increase in depreciation and amortization - travel centers is due to the depreciation and amortization of improvements made to our travel centers since July 1, 2013.

The increase in general and administrative costs is primarily due to an increase in estimated business management incentive fees ($3,947), partially offset by lower business management fees ($385) resulting from the December 2013 amendment to our business management agreement.

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

The decrease in interest expense is due to lower average outstanding borrowings and lower weighted average interest rates in the 2014 period.

We recorded a $129 loss on early extinguishment of debt in the 2014 period in connection with the redemption of certain senior notes.

We recognized lower state income taxes during the 2014 period primarily as a result of an adjustment to reduce accrued taxes in the 2014 period due to a decrease in our estimated 2014 state income tax expense and lower federal income taxes related to our TRSs in the 2014 period due to the restructuring of certain of our TRSs in 2013.

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

The increases in net income, net income available for common shareholders and net income available for common shareholders per basic and diluted common share in the three months ended September 30, 2014, compared to the prior year period, are primarily a result of the changes discussed above.  The percentage increase in net income available for common shareholders per basic and diluted share is lower than the increase in net income available for common shareholders primarily as a result of our issuance of common shares pursuant to a public offering in November 2013.

Results of Operations (dollar amounts in thousands, except per share amounts)

Nine months Ended September 30, 2014 Compared to the Nine months Ended September 30, 2013

	For the Nine Months Ended September 30,
			Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$1,112,157	$990,436	$121,721	12.3%
Rental income:
Minimum rents - hotels	24,532	24,765	(233)	(0.9%)
Minimum rents - travel centers	166,427	162,034	4,393	2.7%
Total rental income	190,959	186,799	4,160	2.2%
FF&E reserve income	2,673	1,828	845	46.2%

Expenses:
Hotel operating expenses	780,955	705,054	75,901	10.8%
Depreciation and amortization - hotels	160,402	149,703	10,699	7.1%
Depreciation and amortization - travel centers	76,297	72,223	4,074	5.6%
Total depreciation and amortization	236,699	221,926	14,773	6.7%
General and administrative	41,429	37,156	4,273	11.5%
Acquisition related costs	237	3,180	(2,943)	(92.5%)
Loss on asset impairment	-	8,008	(8,008)	n/a

Operating income	246,469	203,739	42,730	21.0%

Interest income	63	97	(34)	(35.1%)
Interest expense	(104,101)	(108,188)	4,087	(3.8%)
Loss on extinguishment of debt	(855)	-	(855)	n/a
Income before income taxes and equity earnings of an investee	141,576	95,648	45,928	48.0%
Income tax benefit (expense)	(1,110)	4,559	(5,669)	(124.3%)
Equity in earnings of an investee	66	219	(153)	(69.9%)
Income before gain on sale of real estate	140,532	100,426	40,106	39.9%
Gain on sale of real estate	130	-	130	-

Net income	140,662	100,426	40,236	40.1%
Excess of liquidation preference over carrying value of preferred shares redeemed	-	(5,627)	5,627	n/a
Preferred distributions	(15,498)	(21,393)	5,895	(27.6%)
Net income available for common shareholders	125,164	73,406	51,758	70.5%
Weighted average shares outstanding (basic)	149,734	135,030	14,704	10.9%
Weighted average shares outstanding (diluted)	149,923	135,030	14,893	11.0%

Net income available for common shareholders per common share:
Basic	$0.84	$0.54	$0.30	55.6%
Diluted	$0.83	$0.54	$0.29	53.7%

References to changes in the income and expense categories below relate to the comparison of results for the nine month period ended September 30, 2014, compared to the nine month period ended September 30, 2013.

The increase in hotel operating revenues is a result of increased revenues at certain of our managed hotels due to increases in ADR and higher occupancies ($113,868) and the effects of our hotel acquisitions since January 1, 2013 ($19,143).  These increases were partially offset by decreased revenues at certain of our managed hotels undergoing renovations during the 2014 period due to lower occupancies ($9,967) and the effects of our hotel dispositions since January 1, 2013 ($1,323).  Additional operating statistics of our hotels are included in the table on page 38.

The decrease in rental income - hotels is a result of the conversion of 53 hotels from leased to managed in January 2013 ($550) partially offset by contractual rent increases under certain of our hotel leases and increases in the minimum rents due to us as we funded improvements at certain of our leased hotels since January 1, 2013 ($317). Rental income for the 2014 and 2013 periods includes $392 and $511 of adjustments to record rent on a straight line basis, respectively.

The increase in rental income - travel centers is primarily a result of increases in the minimum rents due to us from TA for improvements we purchased at certain of our travel centers since January 1, 2013. Rental income for our travel centers for the 2014 and 2013 periods includes $1,267 and $1,340, respectively, of adjustments necessary to record rent increase on a straight line basis.

The increase in FF&E reserve income is the result of increased sales at certain of our leased hotels and increased FF&E contribution percentages by certain of our tenants.

The increase in hotel operating expenses was primarily caused by increased expenses at certain of our managed hotels resulting primarily from higher occupancies ($59,247), the effect of our acquisitions since January 1, 2013 ($19,143) and the reduction in the amount of minimum return shortfalls funded by our managers ($8,801).  These increases were partially offset by decreased revenues at certain of our managed hotels undergoing renovations during the 2014 period due to lower occupancies ($9,967) and the effects of our hotel dispositions since January 1, 2013 ($1,323). Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $30,963 and $44,475 less than the minimum returns due to us in the nine months ended September 30, 2014 and 2013, respectively.  When the managers of these hotels fund the shortfalls under the terms of our operating agreements or their guarantees, we reflect such fundings (including security deposit applications) in our condensed consolidated statements of income and comprehensive income as a reduction of hotel operating expenses. The reduction to operating expenses was $5,052 and $15,111 in the nine months ended September 30, 2014 and 2013, respectively.  We had shortfalls at certain of our managed hotel portfolios not funded by the managers of these hotels under the terms of our operating agreements of $25,911 and $29,364 during the nine months ended September 30, 2014 and 2013, respectively, which represents the unguaranteed portion of our minimum returns from Marriott and Sonesta.

The increase in depreciation and amortization - hotels is primarily due to the depreciation and amortization of assets acquired with funds from our FF&E reserves or directly funded by us since January 1, 2013 ($17,876) and the effect of our hotel acquisitions since January 1, 2013 ($3,284), partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2013 ($10,461).

The increase in depreciation and amortization - travel centers is due to the depreciation and amortization of improvements made to our travel centers since January 1, 2013.

The increase in general and administrative costs is primarily due to an increase in estimated business management incentive fees in the 2014 period ($5,049), partially offset by lower business management fees ($827) resulting from the December 2013 amendment to our business management agreement.

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

The decrease in interest expense is due to lower weighted average interest rate, partially offset by higher average outstanding borrowings in the 2014 period.

We recorded an  $855 loss on early extinguishment of debt in the 2014 period in connection with amending the terms of our revolving credit facility and term loan and the redemption of certain senior notes.

We recognized lower state income taxes during the 2014 period primarily as a result of an adjustment to reduce accrued taxes in the 2014 period due to a decrease in our estimated 2014 state income tax expense and lower federal income taxes related to our TRSs in the 2014 period due to the restructuring of certain of our TRSs in 2013.  We recorded a $6,868 tax benefit in the 2013 period in connection with the restructuring of certain of our TRSs.

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

The increases in net income, net income available for common shareholders and net income available for common shareholders per basic and diluted common share in the nine months ended September 30, 2014, compared to the prior year period, are primarily a result of the changes discussed above.  The percentage increase in net income available for common shareholders per basic and diluted share is lower than the increase in net income available for common shareholders primarily as a result of our issuance of common shares pursuant to public offerings in March 2013 and November 2013.

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our Managers and Tenants

As of September 30, 2014, 289 of our hotels are included in one of seven portfolio agreements and two hotels are not included in a portfolio and are leased to hotel operating companies. Our 184 owned travel centers and one travel center we lease through November 15, 2014 are leased under two portfolio agreements. All costs of operating and maintaining our properties are paid by the hotel managers as agents for us or by our tenants for their own account. Our hotel managers and tenants derive their funding for property operating expenses and for returns and rents due to us generally from property operating revenues and, to the extent that these parties themselves fund our minimum returns and minimum rents, from their separate resources. Our hotel managers and tenants are Marriott, InterContinental, Sonesta, Wyndham, Hyatt, Carlson and Morgans Hotel Group, or Morgans. Our travel centers are leased to TA.

We define coverage for each of our hotel management agreements or leases as total property level revenues minus FF&E reserve escrows, if any, and all property level expenses which are not subordinated to the minimum returns and minimum rents due to us divided by the minimum returns or minimum rent payments due to us. More detail regarding coverage, guarantees and other features of our hotel operating agreements is presented in the tables and related notes on pages 35 through 37. For the twelve months ended September 30, 2014, five of our nine hotel operating agreements generated coverage of less than 1.0x (with a range among those five hotel operating agreements of 0.27x to 0.95x); our Marriott No. 1, InterContinental, Carlson and Morgans agreements generated coverage of 1.15x, 1.06x, 1.00 and 1.07x for the twelve months ended September 30, 2014, respectively.

We define coverage for our travel center leases as property level revenues minus all property level expenses divided by the minimum rent payments due to us.  Coverage data for the twelve months ended September 30, 2014 is currently not available from our tenant TA. Because a large percentage of TA’s business is conducted at properties leased from us, property level rent coverage may not be an appropriate way to evaluate TA’s ability to pay rents due to us. We believe property level rent coverage is nonetheless one useful indicator of the performance and value of our properties as we believe it is what an operator interested to acquire these properties or the leaseholds might use to evaluate the contribution of these properties to their earnings before corporate level expenses.

Three hundred nine (309) of our properties, representing 60% of our total historical investments at cost as of September 30, 2014, are operated under seven management arrangements or leases which are subject to full or limited guarantees. These guarantees may provide us with continued payments if the property level cash flows fail to equal or exceed guaranteed amounts due to us. Our minimum returns and minimum rents for 91 hotels, representing 18% of our total historical investments at cost as of September 30, 2014, are secured by a security deposit which we control. Some of our managers and tenants, or their affiliates, may also supplement cash flow from our properties in order to make payments to us and preserve their rights to continue operating our properties even if they are not required to do so by guarantees. Guarantee payments, security deposit applications or supplemental payments to us, if any, made under any of our management agreements or leases do not subject us to repayment obligations, but, under some of our agreements, the manager or tenant may recover these guarantee or supplemental payments and the security deposits may be replenished from the future cash flows from our properties after our future minimum returns and minimum rents are paid.

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

Changes in our cash flows in the nine months ended September 30, 2014 compared to the same period in 2013 were as follows: (1) cash flow provided by operating activities increased from $265,218 in 2013 to $326,554 in 2014; (2) cash used in investing activities decreased from $453,378 in 2013 to $214,085 in 2014; and (3) cash flows from financing activities changed from $185,229 of cash provided by financing activities in 2013 to $115,887 of cash used in financing activities in 2014.

The increase in cash provided by operating activities for the nine months ended September 30, 2014 as compared to the prior year period is due primarily to an increase in the minimum returns and rents paid to us during 2014 due to our funding of improvements to our hotels and travel centers and our hotel acquisitions since January 1, 2013, an increase in security deposit replenishments resulting from the improved operating performance at certain hotels and favorable changes in working capital. The decrease in cash used in investing activities for the nine months ended September 30, 2014 as compared to the prior year period is primarily due to a decline in hotel acquisitions and hotel renovation activities in 2014 compared to 2013. The decrease in cash flows from financing activities for the nine months ended September 30, 2014 as compared to the prior year is primarily due to lower proceeds from the issuance of common shares, increased debt repayments in the 2014 period compared to 2013 and increased distributions to common shareholders in 2014, partially offset by higher proceeds from the issuance of senior notes in 2014.

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

Our Investment and Financing Liquidity and Capital Resources

Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the nine months ended September 30, 2014, our hotel managers and hotel tenants deposited $38,328 to these accounts and $43,278 was spent from the FF&E reserve escrow accounts to renovate and refurbish our hotels.  As of September 30, 2014, there was $30,621 on deposit in these escrow accounts, which was held directly by us and is reflected in our condensed consolidated balance sheets as restricted cash.

Our hotel operating agreements generally provide that, if necessary, we may provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. To the extent we make such additional fundings, our annual minimum returns or minimum rents generally increase by a percentage of the amount we fund. During the nine months ended September 30, 2014, we funded $121,636 for capital improvements in excess of FF&E reserve fundings available from hotel operations to our hotels as follows:

•

During the nine months ended September 30, 2014, we funded $3,198 for improvements to hotels included in our Marriott No. 1 agreement using cash on hand and borrowings under our revolving credit facility. We currently expect to fund approximately $1,202 for capital improvements under this agreement during the remainder of 2014 using existing cash balances or borrowings under our revolving credit facility. As we fund these improvements, the minimum return payable to us increases.

•

Pursuant to the June 2011 and May 2012 agreements we entered with Marriott for the management of 68 hotels (our Marriott No. 234 agreement), we expect to provide an aggregate of $128,450 of funding for renovations of certain of these hotels and for other improvements. As of September 30, 2014, $123,450 has been funded. We funded $1,500 during the nine months ended September 30, 2014. We currently expect to fund the remaining $5,000 during the remainder of 2014 using existing cash balances or borrowings under our revolving credit facility. As we fund these improvements, the minimum return payable to us increases.

•

Pursuant to the July 2011 agreement we entered with InterContinental for the management of 91 hotels, we expect to provide an aggregate of $293,000 of funding for renovations of certain of these hotels and other improvements. As of September 30, 2014, $267,010 has been funded. We made no fundings during the nine months ended September 30, 2014. We currently expect to fund $17,000 during the remainder of 2014 using existing cash balances or borrowings under our revolving credit facility. We currently expect to fund the remainder of this commitment in 2015.  As we fund these improvements, the minimum return payable to us increases.

•

Our Sonesta management agreements do not require FF&E escrow deposits. Under our Sonesta agreement, we are required to fund capital expenditures made at our hotels. In addition to recurring capital expenditures, we currently expect to provide an aggregate of $247,000 of funding for rebranding, renovations and other improvements to the 22 hotels included in our Sonesta agreement through 2015. As of September 30, 2014, $207,445 has been funded. We funded $91,446 during the nine months ended September 30, 2014 using existing cash balances and borrowings under our revolving credit facility. We currently expect to fund approximately $16,750 during the remainder of 2014 using existing cash balances or borrowings under our revolving credit facility. We currently expect to fund the remainder of this commitment in 2015. As we fund these improvements, the minimum returns payable to us increase to the extent amounts funded exceed threshold amounts, as defined in our Sonesta agreement.

•

Pursuant to our agreement with Wyndham for the management of 22 hotels, we expect to provide an aggregate of $105,200 for refurbishment and rebranding of these hotels. As of September 30, 2014, $95,336 has been funded. We funded $25,492 during the nine months ended September 30, 2014 using existing cash balances and borrowings under our revolving credit facility. We currently expect to fund approximately $800 during the remainder of 2014 using existing cash balances or borrowings under our revolving credit facility. We currently expect to fund the remainder of this commitment in 2015. As we fund these improvements, the minimum return payable to us increases.

Our travel center leases with TA do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components. Under both of our leases with TA, TA may request that we purchase qualifying capital improvements to the leased facilities in return for minimum rent increases. However, TA is not obligated to request and we are not obligated to purchase any such improvements. We funded $41,961 for purchases of capital improvements under these lease provisions during the nine months ended September 30, 2014, resulting in TA’s annual minimum rent payable to us increasing by $3,567 pursuant to the leases.

On each of January 15, 2014, April 15, 2014, July 15, 2014 and October 15, 2014, we paid a $0.4453 per share distribution, or $5,166, to our Series D preferred shareholders.  We funded these distributions using cash on hand.

On February 21, 2014, we paid a $0.48 per share distribution, or $71,811, to our common shareholders.  On May 21, 2014, we paid a $0.49 per share distribution, or $73,373, to our common shareholders.  On August 22, 2014, we paid a $0.49 per share distribution, or $73,395, to our common shareholders.  We funded these distributions using cash on hand and borrowings under our revolving credit facility.  On October 13, 2014, we declared a $0.49 per share distribution, or $73,450, to our common shareholders of record on October 24, 2014.  We expect to pay this amount on or about November 21, 2014 using cash on hand and borrowings under our revolving credit facility.

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

On August 15, 2014, we redeemed at par all of our outstanding 5⅛% senior notes due 2015 for $280,000 plus accrued and unpaid interest (an aggregate of $287,175). We funded this redemption with cash on hand and borrowings under our revolving credit facility.

On September 12, 2014, we issued $350,000 of 4.50% unsecured senior notes due 2025 in a public offering.  Net proceeds from this offering of $342,805 after underwriting discounts and other offering expenses were used to repay amounts outstanding under our revolving credit facility including amounts drawn to fund the redemption of our 5⅛% senior notes due 2015 described above.

On September 23, 2014, we exercised our purchase option to acquire the land and improvements at our Petro travel center located in Waterloo, NY from a third party for $16,000.  We expect this transaction to close in October 2015 in accordance with the agreement and expect to fund this purchase using cash on hand and borrowings under our revolving credit facility.

In order to fund capital improvements to our properties and acquisitions and to meet cash needs that may result from timing differences between our receipt of returns and rents and our need or desire to pay operating expenses, debt service and distributions, as of September 30, 2014, we maintained a $750,000 revolving credit facility.

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

As a result of the amendment, the interest rate paid on borrowings under the revolving credit facility was reduced from LIBOR plus a premium of 130 basis points to LIBOR plus a premium of 110 basis points, and the facility fee was reduced from 30 basis points to 20 basis points per annum on the total amount of lending commitments under the revolving credit facility. Also as a result of the amendment, the interest rate paid on borrowings under the term loan was reduced from LIBOR plus a premium of 145 basis points to LIBOR plus a premium of 120 basis points. Both the interest rate premiums and the facility fee are subject to adjustment based upon changes to our credit ratings. As of September 30, 2014, we had $15,000 outstanding and $735,000 available under our revolving credit facility.  We had no amounts outstanding under our revolving credit facility as of November 2, 2014.  As of September 30, 2014, the interest rate for the amount outstanding under our revolving credit facility was 1.25%.

As of both September 30, 2014 and November 2, 2014, we had $400,000 outstanding under our term loan. As of September 30, 2014, the interest rate for the amount outstanding under our term loan was 1.35%.

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

Our term debt maturities (other than our revolving credit facility and term loan) as of September 30, 2014 were as follows: $275,000 in 2016, $300,000 in 2017, $350,000 in 2018, $500,000 in 2022, $300,000 in 2023, $350,000 in 2024, $350,000 in 2025 and $8,478 in 2027. Our $8,478 of 3.8% convertible senior notes due 2027 are convertible into our common shares, if certain conditions are met (including certain changes in control), into cash equal to the principal amount of the notes and, to the extent the market price of our common shares exceeds the exchange price of $50.50 per share, subject to adjustment, either cash or our common shares at our option with a value based on such excess amount. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events. None of our other debt obligations require principal or sinking fund payments prior to their maturity dates.

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

Off Balance Sheet Arrangements

As of September 30, 2014, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

Our debt obligations at September 30, 2014, consist of outstanding borrowings under our $750,000 unsecured revolving credit facility, our $400,000 unsecured term loan and $2,433,478 of publicly issued unsecured term debt and convertible notes. Our publicly issued unsecured term debt and convertible notes are governed by an indenture. This indenture and related supplements and our revolving credit facility and term loan agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain various financial ratios. Our revolving credit facility and term loan agreement provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR ceasing to act as our business manager.  As of September 30, 2014, we believe we were in compliance with all of the covenants under our indenture and its supplements and our revolving credit facility and term loan agreement.

Neither our indenture and its supplements nor our revolving credit facility and term loan agreement contain provisions for acceleration which could be triggered by a change in our debt ratings. However, under our revolving credit facility and term loan agreement, our highest senior unsecured debt rating is used to determine the fees and interest rates we pay.  Accordingly, if that debt rating is downgraded by certain credit rating agencies, our interest expense and related costs under our revolving credit facility and term loan would increase.

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

Management Agreements, Leases and Operating Statistics (dollar amounts in thousands)

As of September 30, 2014, 289 of our hotels are included in one of seven portfolio agreements and two hotels are not included in a portfolio and are leased to hotel operating companies. Our 184 owned travel centers and one travel center we lease through November 15, 2014 are leased under two portfolio agreements. Our hotels are managed by or leased to separate affiliates of InterContinental, Marriott, Hyatt, Carlson, Sonesta, Wyndham and Morgans under nine agreements. Our 185 travel centers are leased to and operated by TA under two agreements.

The table and related notes on pages 35 to 37 summarize significant terms of our leases and management agreements as of September 30, 2014. The tables on pages 35 and 38 also include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include coverage of our minimum returns or minimum rents and occupancy, ADR and RevPAR for our hotel properties. We consider these statistics and the management agreement or lease security features also presented in the tables on the following pages, to be important measures of our managers’ and tenants’ success in operating our properties and their ability to continue to pay us.  However, none of this third party reported information is a direct measure of our financial performance and we have not independently verified this data.

					Rent / Return Coverage (3)
		Number of		Annual	Three Months Ended		Twelve Months Ended
Operating Agreement	Number of	Rooms /		Minimum	September 30,		September 30,
Reference Name	Properties	Suites	Investment (1)	Return/Rent (2)	2014	2013	2014	2013
Marriott (No. 1) (4)	53	7,610	$683,490	$67,855	1.44x	1.23x	1.15x	1.04x
Marriott (No. 234) (5)	68	9,120	996,939	105,928	1.11x	0.98x	0.95x	0.91x
Marriott (No. 5) (6)	1	356	90,078	10,004	0.41x	0.63x	0.27x	0.42x
Subtotal / Average Marriott	122	17,086	1,770,507	183,787	1.19x	1.06x	0.99x	0.93x
InterContinental (7)	91	13,516	1,417,146	139,498	1.13x	1.07x	1.06x	0.95x
Sonesta(8)	22	4,727	917,904	70,212	0.49x	0.24x	0.47x	0.33x
Wyndham (9)	22	3,590	374,436	27,309	1.04x	0.39x	0.65x	0.45x
Hyatt (10)	22	2,724	301,942	22,037	0.99x	0.83x	0.94x	0.87x
Carlson (11)	11	2,090	209,895	12,920	1.35x	1.05x	1.00x	0.81x
Morgans (12)	1	372	120,000	5,956	1.72x	1.58x	1.07x	0.91x
Subtotal / Average Hotels	291	44,105	5,111,830	461,719	1.06x	0.91x	0.92x	0.83x
TA (No. 1) (13)	145	-	2,031,058	163,343	(15)	1.79x	(15)	1.59x
TA (No. 2) (14)	40	-	784,942	61,511	(15)	1.69x	(15)	1.55x
Subtotal / Average TA	185	-	2,816,000	224,854	(15)	1.76x	(15)	1.58x
Total / Average	476	44,105	$7,927,830	$686,573		1.19x		1.08x

(1)

Represents the historical cost of our properties plus capital improvements funded by us less impairment writedowns, if any, and excludes capital improvements made from FF&E reserves funded from hotel operations.

(2)Each of our management agreements or leases provides for payment to us of an annual minimum return or minimum rent, respectively. Certain of these minimum payment amounts are secured by full or limited guarantees or security deposits as more fully described below. In addition, certain of our hotel management agreements provide for payment to us of additional amounts to the extent of available cash flow as defined in the management agreement. Payment of these additional amounts are not guaranteed or secured by deposits.

(3)We define coverage as combined total property level revenues minus the required FF&E reserve escrows, if any, and all property level expenses which are not subordinated to minimum returns and minimum rent payments to us (which data is provided to us by our managers or tenants), divided by the minimum return or minimum rent payments due to us. Coverage amounts for our Sonesta, Wyndham and Morgans agreements include data for periods prior to our ownership or leasing of certain hotels. Coverage amounts for our Sonesta and Wyndham agreements include data for periods certain rebranded hotels were not operated by the current manager.

(4)We lease 53 Courtyard by Marriott® branded hotels in 24 states to one of our TRSs.  The hotels are managed by a subsidiary of Marriott under a combination management agreement which expires in 2024; Marriott has two renewal options for 12 years each for all, but not less than all, of the hotels.

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

(5)We lease 68 of our Marriott branded hotels (one full service Marriott®, 35 Residence Inn by Marriott®, 18 Courtyard by Marriott®, 12 TownePlace Suites by Marriott® and two SpringHill Suites by Marriott® hotels) in 22 states to one of our TRSs.  The hotels are managed by subsidiaries of Marriott under a combination management agreement which expires in 2025; Marriott has two renewal options for 10 years each for all, but not less than all, of the hotels.

We originally held a security deposit of $64,700 under this agreement.  As of September 30, 2014, we have fully exhausted this security deposit covering shortfalls in the payments of our minimum return.  This security deposit may be replenished from future cash flows from these hotels in excess of our minimum return and certain management fees.  Marriott has also provided us with a $40,000 limited guaranty for payment shortfalls up to 90% of our minimum return, which expires in 2019.  As of September 30, 2014, the available Marriott guaranty was $30,672.

In addition to our minimum return, this agreement provides for payment to us of 62.5% of excess cash flow after payment of hotel operating expenses, funding of the required FF&E reserve, payment of our minimum return, payment of certain management fees and replenishment of the security deposit. This additional return amount is not guaranteed or secured by the security deposit.

(6)We lease one Marriott® branded hotel in Kauai, HI to a subsidiary of Marriott under a lease that expires in 2019; Marriott has four renewal options for 15 years each. This lease is guaranteed by Marriott and provides for increases in the annual minimum rent payable to us based on changes in the consumer price index.

(7)We lease 90 InterContinental branded hotels (19 Staybridge Suites®, 61 Candlewood Suites®, two InterContinental®, six Crowne Plaza® and two Holiday Inn® hotels) in 27 states in the U.S. and Ontario, Canada to one of our TRSs.  These 90 hotels are managed by subsidiaries of InterContinental under a combination management agreement.  We lease one additional InterContinental® branded hotel in Puerto Rico to a subsidiary of InterContinental. The annual minimum return amount presented in the table on page 35 includes $7,601 of minimum rent related to the leased Puerto Rico property.  The management agreement and the lease expire in 2036; InterContinental has two renewal options for 15 years each for all, but not less than all, of the hotels.

We originally held a security deposit of $73,872 under this agreement.  As of September 30, 2014, we have applied $36,727 of the security deposit to cover shortfalls in the payments of our minimum return and rent.  As of September 30, 2014, the balance of this security deposit was $37,145.  This security deposit may be replenished and increased up to $100,000 from future cash flows from these hotels in excess of our minimum return and rent and certain management fees.

Under this agreement, InterContinental is required to maintain a minimum security deposit of $30,000 in 2014 and $37,000 thereafter. On January 6, 2014, we entered into a letter agreement with InterContinental under which the minimum security deposit balance required to be maintained during 2014 and 2015 will be reduced by two dollars for every dollar of additional security deposit InterContinental provides to us.  During the first quarter of 2014, InterContinental provided us $4,283 of additional security deposits, which reduced the minimum security deposit amount required to $21,434.  In October 2014, InterContinental requested and we returned the additional deposit of $4,283 and the minimum deposit balance required to be maintained reverted to $30,000.

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

(8)We lease 22 of our Sonesta branded hotels (four Royal Sonesta®, four Sonesta® and 14 Sonesta ES Suites® hotels) in 13 states to one of our TRSs.  The hotels are managed by Sonesta under a combination management agreement which expires in 2037; Sonesta has two renewal options for 15 years each for all, but not less than all, of the hotels.

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

(9)We lease our 22 Wyndham branded hotels (six Wyndham Hotels and Resorts® and 16 Hawthorn Suites® hotels) in 14 states to one of our TRSs.  The hotels are managed by a subsidiary of Wyndham under a combination management agreement which expires in 2038; Wyndham has two renewal options for 15 years each for all, but not less than all, of the hotels.  We also lease 48 vacation units in one of the hotels to Wyndham Vacation under a lease that expires in 2037; Wyndham Vacation has two renewal options for 15 years each for all, but not less than all, of the vacation units.  The lease is guaranteed by Wyndham and provides for rent increases of 3% per annum. The annual minimum return amount presented in the table on page 35 includes $1,288 of minimum rent related to the Wyndham Vacation lease.

We had a guaranty of $35,656 under this agreement for payment shortfalls of minimum return, subject to an annual payment limit of $17,828.  As of September 30, 2014, the available Wyndham guaranty was $9,111.  This guaranty expires in 2020.

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

(10)We lease our 22 Hyatt Place® branded hotels in 14 states to one of our TRSs.  The hotels are managed by a subsidiary of Hyatt under a combination management agreement that expires in 2030; Hyatt has two renewal options for 15 years each for all, but not less than all, of the hotels.

We originally had a guaranty of $50,000 under this agreement for payment shortfalls of our minimum return.  As of September 30, 2014, the available Hyatt guaranty was $14,020.  The guaranty is limited in amount but does not expire in time and may be replenished from future cash flows from the hotels in excess of our minimum return.

In addition to our minimum return, this management agreement provides for payment to us of 50% of available cash flow after payment of operating expenses, funding the required FF&E reserve, payment of our minimum return and reimbursement to Hyatt of working capital and guaranty advances, if any.  This additional return is not guaranteed.

(11)We lease our 11 Carlson branded hotels (five Radisson® Hotels & Resorts, one Park Plaza® Hotels & Resorts and five Country Inns & Suites® hotels) in seven states to one of our TRSs.  The hotels are managed by a subsidiary of Carlson under a combination management agreement that expires in 2030; Carlson has two renewal options for 15 years each for all, but not less than all, of the hotels.

We originally had a limited guaranty of $40,000 under this agreement for payment shortfalls of our minimum return.  As of September 30, 2014, the available Carlson guaranty was $21,656.  The guaranty is limited in amount but does not expire in time and may be replenished from future cash flows from the hotels in excess of our minimum return.

In addition to our minimum return, this management agreement provides for payment to us of 50% of available cash flow after payment of operating expenses, funding the required FF&E reserve, payment of our minimum return and reimbursement to Carlson of working capital and guaranty advances, if any.  This additional return is not guaranteed.

(12)We lease the Clift Hotel, a full service hotel in San Francisco, CA, to a subsidiary of Morgans under a lease agreement that expires in 2103. The lease currently provides for annual rent to us of $5,956.  On October 14, 2014, the annual rent due to us increased to $7,595 based on changes in the consumer price index as prescribed in the lease.  On each fifth anniversary thereafter during the lease term, the rent due to us will be increased further based on changes in the consumer price index with minimum increases of 10% and maximum increases of 20%.  Although the contractual lease terms would qualify this lease as a direct financing lease under GAAP, we account for this lease as an operating lease due to uncertainty regarding the collection of future rent increases and we recognize rental income from this lease on a cash basis, in accordance with GAAP.

(13)We lease our 145 TravelCenters of America® branded travel centers in 39 states, including the Roanoke, VA travel center described below, to a subsidiary of TA under a lease that expires in 2022; TA has no renewal option.  In addition to the payment of our minimum rent, this lease agreement provides for payment to us of percentage rent based on increases in total revenues over base year levels (3% of non-fuel revenues and 0.3% of fuel revenues above 2011 revenues subject to certain limits).  The annual minimum rent amount presented in the table on page 35 for our TA No. 1 lease includes approximately $5,253 of ground rent paid by TA for properties we lease and sublease to TA.  This lease is guaranteed by TA.

On August 13, 2013, a travel center located in Roanoke, VA that we leased to TA under the TA No. 1 lease was taken by eminent domain proceedings brought by the VDOT in connection with certain highway construction. Our TA No. 1 lease provides that the annual rent payable by TA to us is reduced by 8.5% of the amount of the proceeds we receive from the taking or, at our option, the fair market value rent of the property on the commencement date of the TA No. 1 lease. In January 2014, we received proceeds from the VDOT of $6,178, which is a substantial portion of the VDOT’s estimate of the value of the property, and as a result the annual rent payable by TA to us under the TA No. 1 lease was reduced by $525 effective January 6, 2014. We and TA are challenging the VDOT’s estimate of the property’s value. We entered a lease agreement with the VDOT to lease this property through November 15, 2014 for $40 per month.  We entered into a sublease for this property with TA for TA to continue operating the property as a travel center through November 15, 2014 and under the terms of the TA No. 1 lease TA will be responsible to pay this ground lease rent.

(14)We lease our 40 Petro Stopping Centers® branded travel centers in 25 states to a subsidiary of TA under a lease that expires in 2024; TA has two renewal options for 15 years each for all, but not less than all, of these travel centers.  In addition to the payment of our minimum rent, this lease agreement provides for payment to us of percentage rent based on increases in total revenues over base year levels (3% of non-fuel revenues and 0.3% of fuel revenues above 2012 revenues subject to certain limits).  We have agreed to waive payment of the first $2,500 of percentage rent that may become due under the TA No. 2 lease. We have waived an estimated $738 of percentage rent as of September 30, 2014.  This lease is guaranteed by TA.

(15)Data for the periods subsequent to June  30, 2014 is currently not available from our tenant, TA.

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

		No. of	Three Months Ended			Nine Months Ended
	No. of	Rooms /	September 30, (1)			September 30, (1)
	Hotels	Suites	2014	2013	Change	2014	2013	Change
ADR
Marriott (No. 1)	53	7,610	$123.13	$117.31	5.0%	$121.31	$117.41	3.3%
Marriott (No. 234)	68	9,120	120.55	113.44	6.3%	117.93	112.48	4.8%
Marriott (No. 5)	1	356	226.07	225.61	0.2%	223.05	220.28	1.3%
Subtotal / Average Marriott	122	17,086	124.23	117.84	5.4%	121.94	117.27	4.0%
InterContinental	91	13,516	100.74	93.91	7.3%	100.67	95.06	5.9%
Sonesta	22	4,727	145.95	124.34	17.4%	145.09	129.34	12.2%
Wyndham	22	3,590	90.61	83.18	8.9%	87.92	79.12	11.1%
Hyatt	22	2,724	101.61	93.31	8.9%	100.99	94.90	6.4%
Carlson	11	2,090	102.64	94.94	8.1%	99.36	93.80	5.9%
Morgans	1	372	268.49	262.41	2.3%	257.06	244.73	5.0%
All hotels Total / Average	291	44,105	$114.77	$107.09	7.2%	$113.20	$107.25	5.5%

OCCUPANCY
Marriott (No. 1)	53	7,610	76.2%	72.8%	3.4 pts	71.5%	68.8%	2.7 pts
Marriott (No. 234)	68	9,120	78.8%	75.2%	3.6 pts	76.0%	72.5%	3.5 pts
Marriott (No. 5)	1	356	90.6%	86.5%	4.1 pts	86.7%	84.6%	2.1 pts
Subtotal / Average Marriott	122	17,086	77.9%	74.4%	3.5 pts	74.2%	71.1%	3.1 pts
InterContinental	91	13,516	86.2%	82.5%	3.7 pts	84.0%	78.5%	5.5 pts
Sonesta	22	4,727	64.2%	70.5%	-6.3 pts	61.9%	69.1%	-7.2 pts
Wyndham	22	3,590	75.2%	61.6%	13.6 pts	70.0%	62.9%	7.1 pts
Hyatt	22	2,724	78.4%	77.5%	0.9 pts	79.0%	76.8%	2.2 pts
Carlson	11	2,090	77.1%	73.4%	3.7 pts	73.9%	70.6%	3.3 pts
Morgans	1	372	97.2%	92.4%	4.8 pts	91.9%	87.9%	4.0 pts
All hotels Total / Average	291	44,105	78.9%	75.7%	3.2 pts	76.0%	73.0%	3.0 pts

RevPAR
Marriott (No. 1)	53	7,610	$93.83	$85.40	9.9%	$86.74	$80.78	7.4%
Marriott (No. 234)	68	9,120	94.99	85.31	11.3%	89.63	81.55	9.9%
Marriott (No. 5)	1	356	204.82	195.15	5.0%	193.38	186.36	3.8%
Subtotal / Average Marriott	122	17,086	96.78	87.67	10.4%	90.48	83.38	8.5%
InterContinental	91	13,516	86.84	77.48	12.1%	84.56	74.62	13.3%
Sonesta	22	4,727	93.70	87.66	6.9%	89.81	89.37	0.5%
Wyndham	22	3,590	68.14	51.24	33.0%	61.54	49.77	23.6%
Hyatt	22	2,724	79.66	72.32	10.1%	79.78	72.88	9.5%
Carlson	11	2,090	79.14	69.69	13.6%	73.43	66.22	10.9%
Morgans	1	372	260.97	242.47	7.6%	236.24	215.12	9.8%
All hotels Total / Average	291	44,105	$90.55	$81.07	11.7%	$86.03	$78.29	9.9%

(1)	Operating data for our Sonesta and Wyndham agreements include data for periods prior to our ownership of certain hotels.

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

Related Person Transactions

We have relationships and historical and continuing transactions with our Trustees, our executive officers, RMR, TA, Sonesta, AIC and other companies to which RMR provides management services and others affiliated with them.  For example, we have no employees and personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees.  Also, as a further example, we have relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of us or RMR or with entities affiliated with RMR, including: TA is our former subsidiary and our largest tenant and we are TA’s largest shareholder; Sonesta manages several of our hotels for our TRSs; we previously sold two hotels to affiliates of RMR; and we, RMR, TA and four other companies to which RMR provides management services each currently own approximately 14.3% of AIC, an Indiana insurance company, and we and the other shareholders of AIC have property insurance in place providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts.  For further information about these and other such relationships and related person transactions, please see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.  In addition, for more information about these transactions and relationships, please see elsewhere in this Quarterly Report on Form 10-Q, including “Warning Concerning Forward Looking Statements” in Part I, and our 2013 Annual Report, our Proxy Statement for our 2014 Annual Meeting of Shareholders, or our Proxy Statement, our Current Reports on Form 8-K dated May 12, 2014 and June 3, 2014 and our other filings with the SEC, including Note 8 to our consolidated financial statements included in our 2013 Annual Report, the sections captioned “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and “Warning Concerning Forward Looking Statements” of our 2013 Annual Report and the section captioned “Related Person Transactions” and the information regarding our Trustees and executive officers in our Proxy Statement.  In addition, please see the section captioned “Risk Factors” of our 2013 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships.  Our filings with the SEC, including our 2013 Annual Report and our Proxy Statement, are available at the SEC’s website at www.sec.gov.  Copies of certain of our agreements with these related parties, including our business management agreement and property management agreement with RMR, various agreements we have entered with TA and Sonesta, our purchase and sale agreements with affiliates of RMR and our shareholders agreement with AIC and its shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website.

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

Non-GAAP Measures

Funds From Operations and Normalized Funds From Operations

We calculate FFO and Normalized FFO as shown below.  FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income, calculated in accordance with GAAP, excluding any gain or loss on sale of properties, loss on impairment of real estate assets, plus real estate depreciation and amortization, as well as certain other adjustments currently not applicable to us.  Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we include estimated percentage rent in the period to which we estimate that it relates rather than when it is recognized as income in accordance with GAAP and exclude acquisition related costs, estimated business management incentive fees, excess liquidation preference over carrying value of preferred shares redeemed, loss on early extinguishment of debt and the deferred income tax benefit described below.  We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net income, net income available for common shareholders, operating income and cash flow from operating activities.  We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs.  FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to shareholders.  Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility and term loan agreement and public debt covenants, the availability of debt and equity capital, our expectation of our future capital requirements and operating performance, and our expected needs and availability of cash to pay our obligations. FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, operating income, net income available for common shareholders or cash flow from operating activities determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs.  These measures should be considered in conjunction with net income, operating income, net income available for common shareholders and cash flow from operating activities as presented in our condensed consolidated statements of income and comprehensive income and condensed consolidated statements of cash flows.  Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

Our calculations of FFO and Normalized FFO for the three and nine months ended September 30, 2014 and 2013 and reconciliations of net income available for common shareholders, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to FFO and Normalized FFO, appear in the following table.

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2014	2013	2014	2013
Net income available for common shareholders		$44,031	$16,741	$125,164	$73,406
Add:	Depreciation and amortization expense	79,649	76,048	236,699	221,926
	Loss on asset impairment (1)	-	5,837	-	8,008
Less:	Gain on sale of real estate (2)	-	-	(130)	-
FFO		123,680	98,626	361,733	303,340
Add:	Acquisition related costs (3)	14	1,090	237	3,180
	Deferred percentage rent (4)	557	464	2,129	1,746
	Estimated business management incentive fees (5)	4,778	832	7,074	2,026
	Excess of liquidation preference over carrying value of preferred shares redeemed (6)	-	5,627	-	5,627
	Loss on early extinguishment of debt (7)	129	-	855	-
Less:	Deferred income tax benefit (8)	-	-	-	(6,868)
Normalized FFO		$129,158	$106,639	$372,028	$309,051

Weighted average shares outstanding (basic)		149,811	139,764	149,734	135,030
Weighted average shares outstanding (diluted) (9)		150,127	139,764	149,923	135,030

Basic and diluted per common share amounts
	FFO (basic)	$0.83	$0.71	$2.42	$2.25
	FFO (diluted)	$0.82	$0.71	$2.41	$2.25
	Normalized FFO (basic)	$0.86	$0.76	$2.48	$2.29
	Normalized FFO (diluted)	$0.86	$0.76	$2.48	$2.29
Distributions declared per share		$0.49	$0.47	$1.46	$1.41

(1)

We recorded a $5,837, or $0.04 per share, loss on asset impairment in the third quarter of 2013 in connection with an eminent domain taking of our travel center in Roanoke, VA by the VDOT.  We recorded a $2,171, or $0.02 per share, loss on asset impairment in the second quarter of 2013 in connection with our plan to sell one hotel.

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

(5)

Amounts represent estimated incentive fees under our business management agreement payable in common shares after the end of each calendar year calculated: (i) prior to 2014 based upon increases in annual cash available for distribution per share, as defined in our business management agreement and (ii) beginning in 2014 based on common share total return.  In calculating net income in accordance with GAAP, we recognize estimated business management incentive fee, if any, expense each quarter.  Although we recognize this expense, if any, each quarter for purposes of calculating net income, we do not include these amounts in the calculation of Normalized FFO until the fourth quarter, which is when the actual expense amount for the year is determined. Adjustments were made to prior period amounts to conform to the current period Normalized FFO calculation.

(6)

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

(7)

We recorded a $129 loss on early extinguishment of debt in the third quarter of 2014 in connection with our redemption of our 5⅛% senior notes due 2015. We recorded a $726 loss on early extinguishment of debt in the first quarter of 2014 in connection with amending the terms of our revolving credit facility and unsecured term loan and the redemption of our 7.875% senior notes due 2014.

(8)	We recorded a $6,868, or $.05 per share, income tax benefit in the second quarter of 2013 in connection with the restructuring of certain of our TRSs.
(9)	Represents weighted average common shares adjusted to reflect the potential dilution of contingently issuable common shares under our business management agreement with RMR.

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

As of September 30, 2014, our outstanding publicly tradable debt consisted of seven issues of fixed rate, senior unsecured notes and one issue of fixed rate, convertible senior notes:

Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
$275,000	6.300%	17,325	2016	Semi-Annually
300,000	5.625%	16,875	2017	Semi-Annually
350,000	6.700%	23,450	2018	Semi-Annually
500,000	5.000%	25,000	2022	Semi-Annually
300,000	4.500%	13,500	2023	Semi-Annually
350,000	4.650%	16,275	2024	Semi-Annually
350,000	4.500%	15,750	2025	Semi-Annually
8,478	3.800%	322	2027 (1)	Semi-Annually
$2,433,478		$128,497

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

Except as described in note 1 to the table above, no principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are 100 basis points higher than the rates shown above, our per annum interest cost would increase by approximately $24,335. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at September 30, 2014, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point increase in interest rates would change the fair value of those debt obligations by approximately $104,210. Changes in the trading price of our common shares may also affect the fair value of our convertible senior notes.

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

At September 30, 2014, our floating rate debt consisted of $15,000 outstanding under our $750,000 unsecured revolving credit facility and our $400,000 unsecured term loan. The maturity date of our revolving credit facility is July 15, 2018, and subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the stated maturity by one year to July 15, 2019. The maturity date of our unsecured term loan is April 15, 2019. No principal repayments are required under our revolving credit facility prior to maturity, and repayments may be made, and redrawn subject to conditions at any time without penalty.  No principal repayments are required under our term loan prior to maturity and repayments may be made subject to conditions at any time without penalty, but after amounts outstanding under our unsecured term loan are repaid, amounts may not be redrawn. Borrowings under our revolving credit facility and term loan are in U.S. dollars and bear interest at LIBOR plus premiums that are subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR.  In addition, upon renewal or refinancing of our revolving credit facility or our term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of this floating rate debt but would affect our operating results.

The following table presents the impact a 100 basis points increase in interest rates would have on our annual floating rate interest expense as of September 30, 2014:

	Impact of Increase in Interest Rates
	Interest Rate	Outstanding	Total Interest	Annual Per Common
	Per Year (1)	Debt	Expense Per Year	Share Impact (2)
At September 30, 2014	1.35%	$415,000	$5,603	$0.04
100 basis point increase	2.35%	$415,000	$9,753	$0.07

(1)	Weighted average based on the outstanding borrowings as of September 30, 2014.
(2)	Based on weighted average shares outstanding for the nine months ended September 30, 2014.

The following table presents the impact that a 100 basis point increase in interest rates would have on our annual floating rate interest expense at September 30, 2014 if we were fully drawn on our revolving credit facility and term loan remained outstanding:

	Impact of Increase in Interest Rates
	Interest Rate	Outstanding	Total Interest	Annual Per Common
	Per Year (1)	Debt	Expense Per Year	Share Impact(2)
At September 30, 2014	1.29%	$1,150,000	$14,835	$0.10
100 basis point increase	2.29%	$1,150,000	$26,335	$0.18

(1)	Weighted average based on the (assuming fully drawn) outstanding borrowings as of September 30, 2014.
(2)	Based on weighted average shares outstanding for the nine months ended September 30, 2014.

The foregoing two tables show the impact of an immediate change in floating interest rates. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts of our revolving credit facility and term loan or other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

•THE ABILITY OF TA TO PAY CURRENT AND DEFERRED RENT AMOUNTS DUE TO US,

•OUR INTENT TO REFURBISH OR MAKE IMPROVEMENTS TO CERTAIN OF OUR PROPERTIES AND THE SUCCESS OF OUR HOTEL RENOVATION PROGRAM,

•OUR ABILITY TO RETAIN QUALIFIED MANAGERS AND TENANTS FOR OUR HOTELS AND TRAVEL CENTERS ON SATISFACTORY TERMS,

•OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS,

•OUR TAX STATUS AS A REIT,

•OUR ABILITY TO MAKE ACQUISITIONS OF PROPERTIES AND OTHER INVESTMENTS,

•OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AIC WITH RMR AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES, AND

•OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FFO, NORMALIZED FFO, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•THE IMPACT OF CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR MANAGERS AND TENANTS,

•LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES,

•COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS AFFECTING THE REAL ESTATE, HOTEL, TRANSPORTATION AND TRAVEL CENTER INDUSTRIES, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS,

•COMPETITION WITHIN THE REAL ESTATE INDUSTRY, PARTICULARLY IN THOSE MARKETS IN WHICH OUR PROPERTIES ARE LOCATED,

•ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL, AND

•ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, TA, SONESTA, RMR, AIC AND THEIR RELATED PERSONS AND ENTITIES.

FOR EXAMPLE:

•OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS. WE MAY BE UNABLE TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS ON OUR COMMON AND PREFERRED SHARES AND FUTURE DISTRIBUTIONS MAY BE SUSPENDED,

•THE SECURITY DEPOSITS WHICH WE HOLD ARE NOT IN SEGREGATED CASH ACCOUNTS OR OTHERWISE SEPARATE FROM OUR OTHER ASSETS AND LIABILITIES. ACCORDINGLY, WHEN WE RECORD INCOME BY REDUCING OUR SECURITY DEPOSIT LIABILITIES, WE DO NOT RECEIVE ANY ADDITIONAL CASH PAYMENT. BECAUSE WE DO NOT RECEIVE ANY ADDITIONAL CASH PAYMENT AS WE APPLY SECURITY DEPOSITS TO COVER PAYMENT SHORTFALLS, THE FAILURE OF OUR TENANTS OR MANAGERS TO PAY MINIMUM RETURNS OR RENTS DUE TO US MAY REDUCE OUR CASH FLOWS AND OUR ABILITY TO PAY DISTRIBUTIONS TO SHAREHOLDERS,

•WE EXPECT THAT, WHILE THE SECURITY DEPOSIT FOR OUR MARRIOTT NO. 234 AGREEMENT IS EXHAUSTED, MARRIOTT WILL PAY US UP TO 90% OF OUR MINIMUM RETURNS UNDER A LIMITED GUARANTY. THIS STATEMENT MAY IMPLY THAT MARRIOTT WILL FULFILL ITS OBLIGATION UNDER THIS GUARANTY OR THAT FUTURE SHORTFALLS WILL NOT EXHAUST THE GUARANTY. HOWEVER, THIS GUARANTY IS LIMITED IN AMOUNT AND EXPIRES ON DECEMBER 31, 2019, AND WE CAN PROVIDE NO ASSURANCE WITH REGARD TO MARRIOTT’S FUTURE ACTIONS OR THE FUTURE PERFORMANCE OF OUR HOTELS TO WHICH THE MARRIOTT LIMITED GUARANTY APPLIES OR AFTER MARRIOTT’S GUARANTY EXPIRES,

•WE EXPECT THAT INTERCONTINENTAL WILL CONTINUE TO PAY US THE MINIMUM RETURNS INCLUDED IN OUR MANAGEMENT AGREEMENT WITH INTERCONTINENTAL AND THAT WE WILL UTILIZE THE SECURITY DEPOSIT WE HOLD FOR ANY PAYMENT SHORTFALLS. HOWEVER, THE SECURITY DEPOSIT WE HOLD FOR INTERCONTINENTAL’S OBLIGATIONS TO US IS FOR A LIMITED AMOUNT AND WE CAN PROVIDE NO ASSURANCE THAT THE SECURITY DEPOSIT WILL BE ADEQUATE TO COVER FUTURE PAYMENT SHORTFALLS FROM OUR INTERCONTINENTAL HOTELS,

•WYNDHAM HAS AGREED TO PARTIALLY GUARANTEE ANNUAL MINIMUM RETURNS PAYABLE TO US BY WYNDHAM. WYNDHAM’S GUARANTEE IS LIMITED BY TIME TO ANNUAL MINIMUM RETURN PAYMENTS DUE THROUGH 2020, AND AS OF SEPTEMBER 30, 2014, IT IS LIMITED TO NET PAYMENTS FROM WYNDHAM OF $35.7 MILLION (OF WHICH $9.1 MILLION REMAINED AVAILABLE TO PAY US) AND IS SUBJECT TO AN ANNUAL PAYMENT LIMIT OF $17.8 MILLION. ACCORDINGLY, THERE IS NO ASSURANCE THAT WE WILL RECEIVE THE ANNUAL MINIMUM RETURNS DURING THE TERM OF OUR WYNDHAM AGREEMENT,

•THE ANNUAL RENT DUE TO US UNDER A LEASE WITH A SUBSIDIARY OF MORGANS IS $7.6 MILLION, SUBJECT TO FUTURE INCREASES. WE CAN PROVIDE NO ASSURANCE THAT MORGANS WILL FULFILL ITS OBLIGATIONS UNDER THIS LEASE OR WITH REGARD TO THE FUTURE PERFORMANCE OF THE HOTEL WE LEASE TO MORGANS,

•WE HAVE RECENTLY RENOVATED CERTAIN HOTELS AND ARE CURRENTLY RENOVATING ADDITIONAL HOTELS. THE COST OF CAPITAL PROJECTS ASSOCIATED WITH SUCH RENOVATIONS MAY BE GREATER THAN WE NOW ANTICIPATE. WHILE THE CAPITAL PROJECTS WILL CAUSE OUR CONTRACTUAL MINIMUM RETURNS TO INCREASE, THE HOTELS’ OPERATING RESULTS MAY NOT INCREASE OR MAY NOT INCREASE TO THE EXTENT THAT THE MINIMUM RETURNS INCREASE. ACCORDINGLY, COVERAGE OF OUR MINIMUM RETURNS AT THESE HOTELS MAY REMAIN DEPRESSED FOR AN EXTENDED PERIOD,

•WE HAVE NO GUARANTEE OR SECURITY DEPOSIT FOR THE MINIMUM RETURNS DUE TO US FROM SONESTA OR UNDER OUR MARRIOTT NO. 1 AGREEMENT. ACCORDINGLY, THE FUTURE RETURNS WE RECEIVE FROM HOTELS MANAGED BY SONESTA OR MANAGED BY MARRIOTT UNDER OUR MARRIOTT NO. 1 AGREEMENT ARE ENTIRELY DEPENDENT UPON THE AVAILABLE HOTEL CASH FLOW AFTER PAYMENT OF OPERATING EXPENSES OF THOSE HOTELS,

•OTHER SECURITY DEPOSITS AND GUARANTEES REFERENCED HEREIN ARE ALSO LIMITED IN DURATION AND AMOUNT AND GUARANTEES ARE SUBJECT TO THE GUARANTORS’ ABILITY AND WILLINGNESS TO PAY,

•HOTEL ROOM DEMAND AND TRUCKING ACTIVITY ARE OFTEN REFLECTIONS OF THE GENERAL ECONOMIC ACTIVITY IN THE COUNTRY. IF ECONOMIC ACTIVITY IN THE COUNTRY DECLINES, HOTEL ROOM DEMAND AND TRUCKING ACTIVITY MAY DECLINE AND THE OPERATING RESULTS OF OUR HOTELS AND TRAVEL CENTERS MAY DECLINE, THE FINANCIAL RESULTS OF OUR HOTEL MANAGERS AND OUR TENANTS, INCLUDING TA, MAY SUFFER AND THESE MANAGERS AND TENANTS MAY BE UNABLE TO PAY OUR RETURNS OR RENTS. ALSO, CONTINUED DEPRESSED OPERATING RESULTS FROM OUR PROPERTIES FOR EXTENDED PERIODS MAY RESULT IN THE OPERATORS OF SOME OR ALL OF OUR HOTELS AND TRAVEL CENTERS BECOMING UNABLE OR UNWILLING TO MEET THEIR OBLIGATIONS OR THEIR GUARANTEES AND SECURITY DEPOSITS MAY BE EXHAUSTED,

•SINCE ITS FORMATION, TA HAS NOT PRODUCED CONSISTENT OPERATING PROFITS. IF THE CURRENT LEVEL OF COMMERCIAL ACTIVITY IN THE COUNTRY DECLINES, IF THE PRICE OF DIESEL FUEL INCREASES SIGNIFICANTLY, IF FUEL CONSERVATION MEASURES ARE INCREASED, IF FREIGHT BUSINESS IS DIRECTED AWAY FROM TRUCKING, IF TA IS UNABLE TO EFFECTIVELY COMPETE OR OPERATE ITS BUSINESS OR FOR VARIOUS OTHER REASONS, TA MAY BECOME UNABLE TO PAY CURRENT AND DEFERRED RENTS DUE TO US,

•OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES THAT GENERATE RETURNS OR LEASE THEM FOR RENTS WHICH EXCEED OUR OPERATING AND CAPITAL COSTS. WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING, MANAGEMENT CONTRACTS OR LEASE TERMS FOR NEW PROPERTIES,

•CONTINGENCIES IN OUR SALE AND ACQUISITION AGREEMENTS, IF ANY, MAY NOT BE SATISFIED AND OUR PROPERTY SALES OR ACQUISITIONS AND ANY RELATED MANAGEMENT AGREEMENTS MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS OF SUCH TRANSACTIONS MAY CHANGE,

•THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE AND TA ARE CHALLENGING THE AMOUNT OF COMPENSATION PAID TO US BY THE VDOT WITH REGARD TO A TRAVEL CENTER WE PREVIOUSLY OWNED AND WHICH THE VDOT TOOK BY EMINENT DOMAIN PROCEEDINGS. THERE CAN BE NO ASSURANCE CONCERNING THE AMOUNT OF COMPENSATION PAYABLE TO US OR TA AS A RESULT OF THE TAKING OR WHAT THE FINAL REDUCTION OF RENT PAYABLE TO US BY TA WILL BE AS A RESULT OF THIS TAKING,

•THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE EXPECT TO FUND IN THE NEAR TERM AN ADDITIONAL $5.0 MILLION TO RENOVATE HOTELS UNDER OUR MARRIOTT NO. 234 AGREEMENT, FUND AN ADDITIONAL $23.0 MILLION TO RENOVATE HOTELS INCLUDED IN OUR INTERCONTINENTAL AGREEMENT, FUND UP TO AN ADDITIONAL $9.8 MILLION TO RENOVATE 22 HOTELS INCLUDED IN OUR WYNDHAM AGREEMENT, AND FUND UP TO AN ADDITIONAL $39.6 MILLION TO RENOVATE 22 HOTELS INCLUDED IN OUR SONESTA AGREEMENT. RENOVATION COSTS ARE DIFFICULT TO PROJECT AND WE CAN PROVIDE NO ASSURANCE THAT THESE AMOUNTS WILL BE SUFFICIENT TO COMPLETE THE DESIRED RENOVATIONS OR REFURBISHMENT COSTS, OR WHAT THE FINAL AMOUNTS FUNDED WILL BE,

•THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT, AT SEPTEMBER 30, 2014, WE HAD $19.1 MILLION OF CASH AND CASH EQUIVALENTS, THAT THERE WAS $735.0 MILLION AVAILABLE UNDER OUR $750.0 MILLION UNSECURED REVOLVING CREDIT FACILITY AND THAT WE HAD SECURITY DEPOSITS AND GUARANTEES COVERING SOME OF OUR MINIMUM RETURNS AND RENTS. THESE STATEMENTS MAY IMPLY THAT WE HAVE ABUNDANT WORKING CAPITAL AND LIQUIDITY. HOWEVER, OUR MANAGERS AND TENANTS MAY NOT BE ABLE TO FUND MINIMUM RETURNS AND RENTS DUE TO US FROM OPERATING OUR PROPERTIES OR FROM OTHER RESOURCES; IN THE PAST AND CURRENTLY CERTAIN OF OUR TENANTS AND HOTEL MANAGERS HAVE IN FACT NOT BEEN ABLE TO PAY THE MINIMUM AMOUNTS DUE TO US FROM THEIR OPERATIONS OF OUR LEASED OR MANAGED PROPERTIES. ALSO, THE SECURITY DEPOSITS AND GUARANTEES WE HAVE TO COVER ANY SUCH SHORTFALLS ARE LIMITED IN AMOUNT AND DURATION, AND ANY SECURITY DEPOSITS WE APPLY FOR SUCH SHORTFALLS DO NOT RESULT IN ADDITIONAL CASH FLOW TO US AS WE ALREADY HOLD THOSE FUNDS. FURTHER, OUR PROPERTIES REQUIRE, AND WE HAVE AGREED TO PROVIDE, SIGNIFICANT FUNDING FOR CAPITAL IMPROVEMENTS, RENOVATIONS AND OTHER MATTERS. ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL OR LIQUIDITY,

•WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,

•CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND MEETING OTHER CUSTOMARY CREDIT FACILITY CONDITIONS,

•ACTUAL COSTS UNDER OUR REVOLVING CREDIT FACILITY AND TERM LOAN WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF OTHER FEES AND EXPENSES ASSOCIATED WITH THIS CREDIT FACILITY AND TERM LOAN,

•INCREASING THE MAXIMUM BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY AND TERM LOAN AGREEMENT IS SUBJECT TO OUR OBTAINING ADDITIONAL COMMITMENTS FROM LENDERS, WHICH MAY NOT OCCUR,

•THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE MAY EXTEND THE MATURITY DATE OF OUR REVOLVING CREDIT FACILITY SUBJECT TO MEETING CERTAIN CONDITIONS AND PAYMENT OF A FEE.  WE CAN PROVIDE NO ASSURANCE THAT THE APPLICABLE CONDITIONS WILL BE MET, AND

•THIS QUARTERLY REPORT ON FORM 10-Q STATES THAT WE BELIEVE THAT OUR CONTINUING RELATIONSHIPS WITH RMR, TA, SONESTA, AIC, AND THEIR AFFILIATED AND RELATED PERSONS AND ENTITIES MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

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

Part II Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 8,  August 7 and September 8, 2014, we issued 10,595, 10,849 and 11,102 of our common shares, respectively, to RMR as payment of a portion of the management fee due to RMR pursuant to our business management agreement with RMR.  We issued these shares pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6.  Exhibits

Exhibit Number	Description
3.1

Composite Copy of Amended and Restated Declaration of Trust dated as of August 21, 1995, as amended to date. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

3.2	Articles Supplementary dated as of June 2, 1997. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File Number 001-11527.)
3.3	Articles Supplementary dated as of March 5, 2007. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 2, 2007, File Number 001-11527.)
3.4	Articles Supplementary dated as of January 13, 2012. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 13, 2012.)
3.5	Articles Supplementary dated as of June 10, 2014. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 10, 2014.)
3.6	Amended and Restated Bylaws of the Company adopted April 9, 2014. (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 9, 2014.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.)
4.2	Form of 7.125% Series D Cumulative Redeemable Preferred Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)
4.3

Indenture, dated as of February 25, 1998, between the Company and State Street Bank and Trust Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File Number 001-11527.)

4.4

Supplemental Indenture No. 8, dated as of February 15, 2005, between the Company and U.S. Bank National Association, relating to the Company’s 51/8% Senior Notes due 2015, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 10, 2005, File Number 001-11527.)

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

4.10

Supplemental Indenture No. 15, dated as of June 6, 2013, between the Company and U.S. Bank National Association, relating to the Company’s 4.500% Senior Notes due 2023, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)

4.11

Supplemental Indenture No. 16, dated as of March 12, 2014, between the Company and U.S. Bank National Association, relating to the Company’s 4.650% Senior Notes due 2024, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.)

4.12

Supplemental Indenture No. 17, dated as of September 12, 2014, between the Company and U.S. Bank National Association, relating to the Company’s 4.50% Senior Notes due 2025, including form thereof. (Filed herewith.)

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
101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPITALITY PROPERTIES TRUST

/s/ John G. Murray
John G. Murray
President and Chief Operating Officer
Dated: November 4, 2014

/s/ Mark L. Kleifges
Mark L. Kleifges
Treasurer and Chief Financial Officer
(principal financial and accounting officer)
Dated: November 4, 2014