Form 10-K
period 2014-12-31
HOSPITALITY PROPERTIES TRUST
filed 2015-02-27
CIK 945394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting common shares of beneficial ownership, $.01 par value, or common shares, of the registrant held by non‑affiliates was approximately $4.5 billion based on the $30.40 closing price per common share on the New York Stock Exchange on June 30, 2014. For purposes of this calculation, an aggregate of 802,401 common shares held directly by, or by affiliates of, the trustees and the officers of the registrant have been included in the number of common shares held by affiliates.

Number of the registrant’s common shares outstanding as of February 26, 2015:  149,941,812.

References in this Annual Report on Form 10‑K to the “Company,” “HPT,” “we,” “us” or “our” include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10‑K is incorporated by reference to our definitive Proxy Statement for the 2014 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2014.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10‑K CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”,  “EXPECT”,  “ANTICIPATE”,  “INTEND”,  “PLAN”,  “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	OUR HOTEL MANAGERS’ OR TENANTS’ ABILITIES TO PAY THE CONTRACTUAL AMOUNTS OF RETURNS OR RENTS DUE TO US,

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

•	OUR INTENT TO MAKE IMPROVEMENTS TO CERTAIN OF OUR PROPERTIES AND THE SUCCESS OF OUR HOTEL RENOVATION PROGRAM,

•	OUR ABILITY TO MAKE ACQUISITIONS OF PROPERTIES AND OTHER INVESTMENTS,

•	OUR ABILITY TO RETAIN QUALIFIED MANAGERS AND TENANTS FOR OUR HOTELS AND TRAVEL CENTERS ON SATISFACTORY TERMS,

•	OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•	OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS,

•	THE ABILITY OF TRAVELCENTERS OF AMERICA LLC, OR TA, TO PAY CURRENT AND DEFERRED RENT AMOUNTS DUE TO US,

•	OUR TAX STATUS AS A REAL ESTATE INVESTMENT TRUST, OR REIT,

•

OUR EXPECTATION THAT WE WILL BENEFIT FINANCIALLY BY PARTICIPATING IN AFFILIATES INSURANCE COMPANY, OR AIC, WITH REIT MANAGEMENT & RESEARCH LLC, OR RMR, AND COMPANIES TO WHICH RMR PROVIDES MANAGEMENT SERVICES, AND

•	OTHER MATTERS.

i

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FUNDS FROM OPERATIONS, OR FFO, NORMALIZED FUNDS FROM OPERATIONS, OR NORMALIZED FFO, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

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

FOR EXAMPLE:

•

OUR ABILITY TO MAKE PAYMENTS OF PRINCIPAL AND INTEREST ON OUR NOTES AND OTHER INDEBTEDNESS AND TO MAKE FUTURE DISTRIBUTIONS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS AND THE CAPITAL COSTS WE INCUR TO MAINTAIN OUR PROPERTIES. WE MAY BE UNABLE TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS ON OUR COMMON AND PREFERRED SHARES AND FUTURE DISTRIBUTIONS MAY BE SUSPENDED,

•

THE SECURITY DEPOSITS WHICH WE HOLD ARE NOT IN SEGREGATED CASH ACCOUNTS OR OTHERWISE SEPARATE FROM OUR OTHER ASSETS AND LIABILITIES. ACCORDINGLY, WHEN WE RECORD INCOME BY REDUCING OUR SECURITY DEPOSIT LIABILITIES, WE DO NOT RECEIVE ANY ADDITIONAL CASH PAYMENT. BECAUSE WE DO NOT RECEIVE ANY ADDITIONAL CASH PAYMENT AS WE APPLY SECURITY DEPOSITS TO COVER PAYMENT SHORTFALLS, THE FAILURE OF OUR MANAGERS OR TENANTS TO PAY MINIMUM RETURNS OR RENTS DUE TO US MAY REDUCE OUR CASH FLOWS AND OUR ABILITY TO PAY DISTRIBUTIONS TO SHAREHOLDERS,

•

WE EXPECT THAT, WHILE THE SECURITY DEPOSIT FOR OUR MARRIOTT NO. 234 AGREEMENT IS EXHAUSTED, MARRIOTT INTERNATIONAL INC., OR MARRIOTT, WILL PAY US UP TO 90% OF OUR MINIMUM RETURNS UNDER A LIMITED GUARANTY. THIS STATEMENT IMPLIES THAT MARRIOTT WILL FULFILL ITS OBLIGATION UNDER THIS GUARANTY OR THAT FUTURE SHORTFALLS WILL NOT EXHAUST THE GUARANTY. HOWEVER, THIS GUARANTY IS LIMITED IN AMOUNT AND EXPIRES ON DECEMBER 31, 2019, AND WE CAN PROVIDE NO ASSURANCE WITH REGARD TO MARRIOTT’S FUTURE ACTIONS OR THE FUTURE PERFORMANCE OF OUR HOTELS TO WHICH THE MARRIOTT LIMITED GUARANTY APPLIES OR AFTER MARRIOTT’S GUARANTY EXPIRES,

•

WE EXPECT THAT INTERCONTINENTAL HOTELS GROUP, PLC, OR INTERCONTINENTAL, WILL CONTINUE TO PAY US THE MINIMUM RETURNS INCLUDED IN OUR MANAGEMENT AGREEMENT WITH INTERCONTINENTAL AND THAT WE WILL UTILIZE THE SECURITY DEPOSIT WE HOLD FOR ANY PAYMENT SHORTFALLS. HOWEVER, THE SECURITY DEPOSIT WE HOLD FOR INTERCONTINENTAL’S OBLIGATIONS IS FOR A LIMITED AMOUNT AND WE CAN PROVIDE NO ASSURANCE THAT THE SECURITY DEPOSIT WILL BE ADEQUATE TO COVER FUTURE SHORTFALLS IN THE MINIMUM RETURNS DUE TO US FROM OUR HOTELS MANAGED BY INTERCONTINENTAL,

•

WYNDHAM HOTEL GROUP, OR WYNDHAM, HAS AGREED TO PARTIALLY GUARANTEE ANNUAL MINIMUM RETURNS PAYABLE TO US BY WYNDHAM. WYNDHAM’S GUARANTEE IS LIMITED BY TIME TO ANNUAL MINIMUM RETURN PAYMENTS DUE THROUGH 2020, AND AS OF DECEMBER 31, 2014, IT IS LIMITED TO NET PAYMENTS FROM WYNDHAM OF $35.7 MILLION (OF WHICH $6.6 MILLION REMAINED AVAILABLE TO PAY US) AND IS SUBJECT TO AN ANNUAL PAYMENT LIMIT OF $17.8 MILLION. ACCORDINGLY, THERE IS NO ASSURANCE THAT WE WILL RECEIVE THE ANNUAL MINIMUM RETURNS DURING THE TERM OF OUR WYNDHAM AGREEMENT,

•

THE ANNUAL RENT DUE TO US UNDER A LEASE WITH A SUBSIDIARY OF MORGANS HOTEL GROUP, OR MORGANS, IS $7.6 MILLION, SUBJECT TO FUTURE INCREASES. WE CAN PROVIDE NO ASSURANCE THAT MORGANS WILL FULFILL ITS OBLIGATIONS UNDER THIS LEASE OR WITH REGARD TO THE FUTURE PERFORMANCE OF THE HOTEL WE LEASE TO MORGANS,

•

WE HAVE RECENTLY RENOVATED CERTAIN HOTELS AND ARE CURRENTLY RENOVATING ADDITIONAL HOTELS.  AS OF DECEMBER 31, 2014, WE EXPECT TO FUND $56.4 MILLION OF RENOVATIONS AND OTHER CAPITAL IMPROVEMENT COSTS IN 2015.   THE COST OF CAPITAL PROJECTS ASSOCIATED WITH SUCH RENOVATIONS MAY BE GREATER THAN WE NOW ANTICIPATE. WHILE THE CAPITAL PROJECTS WILL CAUSE OUR CONTRACTUAL MINIMUM RETURNS TO INCREASE, THE HOTELS’ OPERATING RESULTS MAY NOT INCREASE OR MAY NOT INCREASE TO THE EXTENT THAT THE MINIMUM RETURNS INCREASE. ACCORDINGLY, COVERAGE OF OUR MINIMUM RETURNS AT THESE HOTELS MAY REMAIN DEPRESSED FOR AN EXTENDED PERIOD,

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

•	CONTINGENCIES IN OUR ACQUISITION AND SALE AGREEMENTS, MAY CAUSE OUR PENDING ACQUISITIONS OR SALES NOT TO OCCUR OR TO BE DELAYED OR THE TERMS OF SUCH TRANSACTIONS TO BE CHANGED,

•	WE MAY BE UNABLE TO SELL PROPERTIES WE MAY CONSIDER SELLING FOR NET PROCEEDS EQUAL TO AT LEAST OUR NET BOOK VALUE OR AT ALL,

•

WE AND TA ARE CHALLENGING THE AMOUNT OF COMPENSATION PAID TO US BY THE VIRGINIA DEPARTMENT OF TRANSPORTATION, OR THE VDOT, WITH REGARD TO A TRAVEL CENTER WE PREVIOUSLY OWNED AND WHICH THE VDOT TOOK BY EMINENT DOMAIN PROCEEDINGS. THERE CAN BE NO ASSURANCE CONCERNING THE AMOUNT OF COMPENSATION PAYABLE TO US OR TA AS A RESULT OF THE TAKING OR WHAT THE FINAL REDUCTION OF RENT PAYABLE TO US BY TA WILL BE AS A RESULT OF THIS TAKING,

•

AT DECEMBER 31, 2014, WE HAD $11.8 MILLION OF CASH AND CASH EQUIVALENTS, $732.0 MILLION AVAILABLE UNDER OUR $750.0 MILLION UNSECURED REVOLVING CREDIT FACILITY AND SECURITY DEPOSITS AND GUARANTEES COVERING SOME OF OUR MINIMUM RETURNS AND RENTS. THESE STATEMENTS MAY IMPLY THAT WE HAVE ABUNDANT WORKING CAPITAL AND LIQUIDITY. HOWEVER, OUR MANAGERS AND TENANTS MAY NOT BE ABLE TO FUND MINIMUM RETURNS AND RENTS DUE TO US FROM OPERATING OUR PROPERTIES OR FROM OTHER RESOURCES; IN THE PAST AND CURRENTLY CERTAIN OF OUR TENANTS AND HOTEL MANAGERS HAVE IN FACT NOT BEEN ABLE TO PAY THE MINIMUM AMOUNTS DUE TO US FROM THEIR OPERATIONS OF OUR LEASED OR MANAGED PROPERTIES. ALSO, THE SECURITY DEPOSITS AND GUARANTEES WE HAVE TO COVER ANY SUCH SHORTFALLS ARE LIMITED IN AMOUNT AND DURATION, AND ANY SECURITY DEPOSITS WE APPLY FOR SUCH SHORTFALLS DO NOT RESULT IN ADDITIONAL CASH FLOW TO US AS WE ALREADY HOLD THOSE FUNDS. FURTHER, OUR PROPERTIES REQUIRE, AND WE HAVE AGREED TO PROVIDE, SIGNIFICANT FUNDING FOR CAPITAL IMPROVEMENTS, RENOVATIONS AND OTHER MATTERS. ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL OR LIQUIDITY,

•	WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,

•	CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND MEETING OTHER CUSTOMARY CREDIT FACILITY CONDITIONS,

•	ACTUAL COSTS UNDER OUR REVOLVING CREDIT FACILITY AND TERM LOAN WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF OTHER FEES AND EXPENSES ASSOCIATED WITH OUR CREDIT FACILITY AND TERM LOAN,

•

THE MAXIMUM BORROWING AVAILABILITY UNDER OUR REVOLVING CREDIT FACILITY AND OUR TERM LOAN MAY BE INCREASED TO UP TO $2.3 BILLION ON A COMBINED BASIS IN CERTAIN CIRCUMSTANCES; HOWEVER, INCREASING THE MAXIMUM BORROWING AVAILABILITY UNDER OUR REVOLVING CREDIT FACILITY AND TERM LOAN IS SUBJECT TO OUR OBTAINING ADDITIONAL COMMITMENTS FROM LENDERS, WHICH MAY NOT OCCUR,

•

THE MARGINS USED TO DETERMINE THE INTEREST RATE ON OUR REVOLVING CREDIT FACILITY AND TERM LOAN AND THE FACILITY FEE WE PAY ON OUR REVOLVING CREDIT FACILITY ARE BASED ON OUR CREDIT RATINGS.  FUTURE CHANGES IN OUR CREDIT RATINGS MAY CAUSE THE INTEREST AND FEES WE PAY TO CHANGE,

•	WE MAY EXTEND THE MATURITY DATE OF OUR REVOLVING CREDIT FACILITY SUBJECT TO MEETING CERTAIN CONDITIONS AND PAYMENT OF A FEE. HOWEVER, THE APPLICABLE CONDITIONS MAY NOT BE MET, AND

•

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

v

THE INFORMATION CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10‑K OR IN OUR FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, OR THE SEC, INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.

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

HOSPITALITY PROPERTIES TRUST

2014 FORM 10‑K ANNUAL REPORT

PART I

Item 1.  Business

The Company.  We are a real estate investment trust, or REIT, formed in 1995 under the laws of the State of Maryland. As of December 31, 2014, we owned 291 hotels with 44,107 rooms or suites, and owned 184 travel centers. Our properties are located in 44 states in the United States, Canada and Puerto Rico. Our principal place of business is Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458‑1634, and our telephone number is (617) 964‑8389.

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

Because of our diverse portfolio of properties, we are well positioned to work with our managers on strategies to maximize revenues and control costs.  The breadth of our portfolio and our relationships with many leading brands enables us to benchmark similar hotels and identify best practices that can be implemented at our properties with the goal of improving hotel profitability.  Our asset management team also works closely with our managers to ensure our hotels are well maintained and that capital investments are well planned and executed efficiently in order to maximize the long term value of our properties.

Our investment, financing and disposition policies and business strategies are established by our Board of Trustees and may be changed by our Board of Trustees at any time without shareholder approval.

HOTEL PROPERTIES

As of December 31, 2014, our hotels were operated as Courtyard by Marriott®, Candlewood Suites®, Residence Inn by Marriott®, Royal Sonesta®, Sonesta®, Staybridge Suites®, Hyatt Place®, Sonesta ES Suites®, Wyndham Grand®, Wyndham Hotels & Resorts®, Crowne Plaza Hotels & Resorts®,  InterContinental Hotels & Resorts®, Marriott Hotels and Resorts®, the Clift Hotel®, Radisson® Hotels & Resorts, TownePlace Suites by Marriott®, Hawthorn Suites®, Country Inns & Suites by Carlson®, Holiday Inn Hotels & Resorts®, SpringHill Suites by Marriott®, and Park Plaza® Hotels & Resorts. In the hotel descriptions which follow in this section we report our gross investments, after impairment writedowns but before depreciation and before investments funded by reserves created from operating results which were not funded separately by us. Our hotels are typically located in urban or high density suburban locations near major urban centers and are generally intended to be in locations convenient for business travelers.

Courtyard by Marriott® hotels are designed to attract both business and leisure travelers. Our Courtyard by Marriott® hotels contain between 108 and 296 guest rooms. Most Courtyard by Marriott® hotels are situated on well landscaped grounds and typically are built with a courtyard containing a patio, pool and socializing area that may be enclosed depending upon location. The Courtyard by Marriott® brand has evolved to include upgraded public space, technology and new food & beverage offerings through the Bistro at Courtyard®.   These hotels generally have a market offering 24 hour snacks & beverages, a restaurant and lounge offering meal service, grab and go, and Starbucks® coffee, meeting rooms, business services, a fitness center and guest laundry. The guest rooms are similar in size and furnishings to guest rooms in full service Marriott® hotels with plush bedding, stylish bathrooms and a flexible workspace area. Each guest room also offers free high speed wireless internet access. In addition, many of the same amenities as would be available in full service Marriott® hotels are available in Courtyard by Marriott® hotels, except room service may not be available and meeting and function rooms are limited in size and number. According to Marriott International, Inc., or Marriott, as of December 2014,  988 Courtyard by Marriott® hotels were open and operating worldwide. We have invested $969 million in 71 Courtyard by Marriott® hotels with a total of 10,265 rooms.

Candlewood Suites® hotels are mid‑priced extended stay hotels which offer studio and one bedroom suites. The hotels are designed for corporate, industrial and government markets appealing to travelers involved in long‑term engagements such as temporary work assignments, projects, training programs or government business. Our Candlewood Suites® contain between 81 and 276 suites. Each Candlewood Suites® suite contains a fully equipped kitchen, a combination living and work space and a sleeping area. The kitchen typically includes a full size microwave, full size refrigerator, stove, dishwasher and coffee maker. The living area generally contains a convertible sofa or recliner.  The work area includes a large desk and executive chair and free high speed wireless internet access. Other amenities generally offered at each Candlewood Suites® hotel include a fitness center, complimentary guest laundry facilities, a Lending Locker® that stores common guest amenities, an outdoor grilling area and the Candlewood Cupboard® where guests can purchase light meals, snacks and other refreshments 24 hours a day. According to InterContinental Hotels Group, plc, or InterContinental, the owner of the Candlewood Suites® brand, as of December 31, 2014,  322 Candlewood Suites® hotels were open and operating worldwide. We have invested $586 million in 61 Candlewood Suites® hotels with a total of 7,553 suites.

Residence Inn by Marriott® hotels are designed to provide business and leisure travelers with all the comforts of home while on long‑term trips. Our Residence Inn by Marriott® hotels have between 102 and 231 studio and one bedroom and two bedroom suites. Many Residence Inn by Marriott® hotels are designed as residential style buildings with landscaped walkways, courtyards and recreational areas. Residence Inn by Marriott® hotels do not have restaurants; however, each hotel has a 24 hour market and also offers a grocery delivery service. All offer a complimentary breakfast and a complimentary evening hospitality hour. In addition, each suite contains a fully equipped kitchen and many have fireplaces. Each guest room also offers free high speed wireless internet access. Most Residence Inn by Marriott® hotels also have swimming pools, barbeque areas, exercise rooms, business centers, a Sport Court® and guest laundry. According to Marriott, as of December 2014,  675 Residence Inn by Marriott® hotels were open and operating worldwide. We have invested $537 million in 35 Residence Inn by Marriott® hotels with a total of 4,488 suites.

Royal Sonesta® and Sonesta® hotels offer full service accommodations to business and leisure travelers. Each hotel and its operation reflect the destination of the property, offering guests a unique, local experience from location to location. Royal Sonesta® hotels are luxury hotels located in major cities and offer luxury amenities and services coupled with signature restaurant and lounge areas. Sonesta® hotels are upscale hotels that are typically located in urban and resort locations offering meeting facilities and restaurants. Our Royal Sonesta® and Sonesta® hotels contain between 195 and 485 guest rooms. Amenities consistent between both brands include flexible ballroom/meeting space ranging from 10,000 to 50,000 square feet, business center, fitness center and concierge services, in room dining and complimentary high speed internet. According to Sonesta International Hotels Corporation, or Sonesta, as of December 31, 2014, there are five Royal Sonesta® hotels and 26 Sonesta® hotels open and operating worldwide. We have invested a total of $661 million in four Royal Sonesta® hotels and in four Sonesta® hotels with a combined total of 3,008 rooms.

Staybridge Suites® are upscale extended stay hotels that offer residential style studio and one or two bedroom suites for business, governmental, relocation and family travelers. Our Staybridge Suites® hotels contain between 92 and 150 suites. Each suite typically offers a fully equipped kitchen, living space, well‑lit workspace and complimentary high speed wireless internet access. Other amenities include a “Great Room” lobby that offers a free hot breakfast buffet and social evening receptions mid‑week, an onsite pantry store, complimentary guest laundry, fitness center and 24 hour business center coupled with an outdoor area that includes a sport court, a patio and a barbeque area. Additionally, Staybridge Suites® hotels in the United States are pet friendly.  With the various amenities, guests are encouraged to feel at home and comfortable. According to InterContinental, the owner of the Staybridge Suites® brand, as of December 31, 2014,  205 Staybridge Suites® hotels were open and operating worldwide. We have invested $329 million in 19 Staybridge Suites® hotels with a total of 2,364 suites.

Hyatt Place® hotels are all suite upscale hotels offering casual hospitality in a well designed, high tech and contemporary environment catering to the multi‑tasking business traveler, as well as to families. Hyatt Place® properties are also suitable for small corporate/executive group meetings. Hyatt Place® hotels are located in urban, suburban and airport locations. Our Hyatt Place® hotels contain between 98 and 134 rooms. Hyatt Place® suites typically include upgraded bedding, a wet bar, granite counters, a sectional sofa, complimentary Wi‑Fi internet and a media center with a 42 inch high definition plasma television. A signature feature of Hyatt Place® is the Gallery, where guests can enjoy complimentary continental breakfast and a.m. Kitchen Skillet™ items, as well as access to the 24 hour guest kitchen that offers a variety of food selections for purchase. Additional food and beverage options are available through the Coffee to Cocktails Bar, which offers various coffee options and a selection of beer, wine and cocktails, and the Gallery Market, with a grab and go case that offers salads, sandwiches and snacks that can be purchased and taken on the go. According to Hyatt Hotels Corporation, or Hyatt, the owner of the Hyatt Place® brand, as of December 31, 2014,  216 Hyatt Place® hotels were open and operating worldwide. We have invested $302 million in 22 Hyatt Place® hotels with a total of 2,724 suites.

Sonesta ES Suites® is Sonesta’s upscale extended stay brand that offers residence-style suites including oversized studio, and one and two bedroom suites. This brand caters to both the extended stay business traveler and the family oriented leisure traveler. Our Sonesta ES Suites® contain between 93 and 150 suites. The comfortable and spacious suites offer a fully equipped kitchen, flexible work space and complimentary high speed internet access. Additional amenities include a business center, a common room offering complimentary breakfast and evening social hour, 24 hour on‑site convenience store, fitness center, outdoor recreational court and on‑site guest laundry. According to Sonesta, as of December 31, 2014, there were 17 Sonesta ES Suites® hotels open and operating in the United States. We have invested $281 million in 14 Sonesta ES Suites® with a total of 1,719 suites.

Wyndham Hotels & Resorts and Wyndham Grand® hotels are full service properties located in business and vacation destinations. The hotels offer all of the comfort and amenities a hotel guest would expect, including well appointed public areas, guestrooms and dining options. Business locations feature meeting space flexible for large and small meetings, as well as business centers and fitness centers. Wyndham Grand® hotels are situated in resort and urban destinations, and seek to provide a one‑of‑a‑kind experience with local flavor. Guestrooms are comfortable and refined, dining experiences are crafted by master chefs and lounges and public areas are designed to invite guests to linger. For social and business functions, the hotels contain flexible meeting spaces, with sophisticated entertainment and presentation capabilities. Our Wyndham branded hotels contain between 219 to 344 rooms with between 7,500 to 27,000 square feet of meeting space. According to Wyndham Hotel Group, or Wyndham, as of December 31, 2014, 195 Wyndham Hotels & Resorts® hotels were open and operating worldwide. We have invested a total of $276 million in five Wyndham hotels and one Wyndham Grand® hotel with a combined total of 1,823 rooms.

Crowne Plaza Hotels & Resorts® is InterContinental’s upscale brand targeted at the business and leisure guest seeking upscale accommodations at a reasonable price. Crowne Plaza Hotels & Resorts® has a particular focus on small to medium sized meeting accommodations and related services. Our Crowne Plaza Hotels & Resorts® hotels contain between 304 and 613 rooms and between 5,000 and 25,000 square feet of meeting and banquet space. The Crowne Plaza Hotels & Resorts® brand offers a wide variety of premium services and amenities, including fully‑appointed guest rooms with ample work space, a full complement of business services, concierge services, dining choices, quality fitness facilities and comprehensive meeting capabilities. According to InterContinental, as of December 31, 2014,  406 Crowne Plaza Hotels & Resorts® hotels were open and operating worldwide. We have invested $275 million in six Crowne Plaza Hotels & Resorts® hotels with a total of 2,347 rooms.

InterContinental Hotels & Resorts® are luxury hotels that blend consistent global standards with the distinctive cultural features associated with their separate locations in an effort to deliver authentic guest experiences. Our InterContinental Hotels & Resorts® hotels contain between 190 and 402 rooms. InterContinental Hotels & Resorts® hotels offer high levels of service for business and leisure guests seeking a luxury hotel experience. Amenities include a wide range of personal and business services in addition to restaurants, cocktail lounges, pools, saunas, meeting space and health/fitness centers. According to InterContinental, as of December 31, 2014,  180 InterContinental Hotels & Resorts® hotels were open and operating worldwide. We have invested $216 million in three InterContinental Hotels & Resorts® hotels with a total of 800 rooms.

Marriott Hotels and Resorts® is Marriott’s  global flagship brand renowned for the consistent quality of their physical appearances and well trained staff. The Marriott Hotels and Resorts® brand is in a state of transformation focusing on initiatives in the coming years intended to appeal to the next generation of travelers.  Our Marriott Hotels and Resorts® hotels contain between 356 and 392 rooms. The guest rooms offer luxury linens, a “smart workspace”, high speed internet and high definition televisions. Our Marriott Hotels and Resorts® hotels have between 20,000 to 25,000 square feet of meeting and banquet space. Amenities include a wide range of personal and business services in addition to Wi‑Fi enabled lobbies, a choice of restaurants, room service, cocktail lounges, business centers, concierge floors, pools, and health/fitness centers. According to Marriott, as of December 31, 2014,  578 Marriott Hotels and Resorts® hotels were open and operating worldwide. We have invested $131 million in two Marriott Hotels and Resorts® hotels with a total of 748 guest rooms.

The Clift Hotel® is a luxury hotel with 372 rooms located within the Union Square district of San Francisco, CA. This historic hotel originally opened in 1913 and was completely renovated in 2001. This hotel is leased and operated by a subsidiary of Morgans Hotel Group, or Morgans. The hotel features 7,700 square feet of meeting space, a fine‑dining restaurant, the iconic Redwood Room bar, a fitness center, a business center, and valet parking. Guest rooms feature custom designed furniture and luxurious bedding. We have invested $120 million in the Clift Hotel®.

Radisson® Hotels & Resorts is an upscale full service hotel brand that serves both the business and leisure traveler. Amenities and services often include Sleep Number® beds, large desks, free high speed internet access, a restaurant, room service and a pre‑arrival online check in system. Radisson® Hotels & Resorts offer a Business Class room that extends upgraded amenities and services at a premium price. Our Radisson® Hotels & Resorts hotels contain between 159 and 381 guest rooms. The flexible meeting facilities at our Radisson® Hotels & Resorts hotels range in size from 4,000 to 15,000 square feet and can accommodate groups between 10 and 600 people. Most of our Radisson® Hotels & Resorts hotels also have a lobby lounge, a swimming pool and a fitness center. According to Carlson Hotels Worldwide, or Carlson, the owner of the Radisson® Hotels & Resorts brand, as of December 31, 2014, 153 Radisson® Hotels & Resorts hotels were open and operating worldwide. We have invested $120 million in five Radisson® Hotels & Resorts hotels with a total of 1,128 rooms.

TownePlace Suites by Marriott® are mid‑priced extended stay hotels offering studio and one or two bedroom suites for business and leisure travelers. Our TownePlace Suites® contain between 94 and 141 suites. TownePlace Suites by Marriott® compete in the mid‑priced extended stay segment of the lodging industry. Each suite usually offers a fully equipped kitchen, a bedroom and separate living and work areas, including the in‑room HomeOffice™ Suite. Other amenities offered typically include free high speed wireless internet access, a business center, guest laundry facilities, 24 hour staffing, complimentary breakfast and coffee, late night snack and beverage offerings from the “In a Pinch” market and a fitness center and a pet friendly environment. According to Marriott, as of December 31, 2014,  244 TownePlace Suites by Marriott® were open and operating worldwide. We have invested $110 million in 12 TownePlace Suites by Marriott® with a total of 1,321 suites.

Hawthorn Suites® by Wyndham is an extended stay brand that provides a comfortable atmosphere for business and leisure travelers. Our Hawthorn Suites® have between 76 and 141 studio and one bedroom suites. Each guest room offers a fully equipped kitchen, a work space and free high speed wireless internet access. Hawthorn Suites® hotels offer a fitness center, guest laundry facilities, free hot breakfast and an evening hospitality hour. Some locations also offer additional recreational areas such as outdoor pools.  According to Wyndham, as of December 31, 2014, 97 Hawthorn Suites® were open and operating worldwide. We have invested $100 million in 16 Hawthorn Suites® with a total of 1,767 rooms.

Country Inns & Suites by Carlson® is a leading mid‑market brand catering to both business and leisure travel. This brand is known for being “like home” and for providing a comfortable hospitality experience. Our Country Inns & Suites by Carlson® hotels contain between 84 and 180 rooms. Amenities and services at these hotels include spacious, well equipped rooms with microwaves and refrigerators, a free hot, expansive breakfast selection and complimentary high speed internet access. The meeting facilities at our Country Inns & Suites by Carlson® hotels generally can accommodate groups of between 10 and 200 people in a flexible meeting room design with audiovisual equipment. Most of our Country Inns & Suites by Carlson® hotels also feature a lobby with a fireplace, a swimming pool, exercise facilities, business center services, coin‑operated laundry service and a small restaurant and lounge. According to Carlson, as of December 31, 2014, 472 Country Inns & Suites by Carlson® were open and operating worldwide. We have invested $79 million in five Country Inns & Suites by Carlson® with a total of 753 rooms.

Holiday Inn® hotels offer business and leisure guests all the services and amenities of a full service hotel in a contemporary style at a moderate price. Our two Holiday Inn® hotels contain 190 and 264 rooms, respectively. The Holiday Inn® brand offers a large work desk, free high speed internet access, a business center and in room coffee service. The meeting facilities at our Holiday Inn® hotels generally can accommodate groups of between 18 and 280 people in a flexible meeting room design with audiovisual equipment and catering options. These hotels typically also offer a swimming pool, fitness center, guest self‑service laundry, a lobby lounge, room service and restaurant. According to InterContinental, the owner of the Holiday Inn® brand, as of December 31, 2014, 1,158 Holiday Inn® hotels were open and operating worldwide. We have invested $27 million in two Holiday Inn® hotels with a total of 454 rooms.

SpringHill Suites by Marriott® are all‑suite hotels designed to attract value conscious business and family travelers. Our two SpringHill Suites® hotels contain 114 and 150 rooms, respectively. Guest suites can be up to 25% larger than standard hotel rooms. Each suite usually has separate sleeping, living and work areas, a mini‑refrigerator, a microwave and coffee service. All guest rooms offer free high speed internet. Other amenities offered include a pull out sofa bed, complimentary daily hot breakfast buffet served in an open and bright lobby, guest laundry, a business center, free Wi‑Fi access throughout the hotel, a 24 hour market offering snacks and beverages and a fitness center. According to Marriott, as of December 31, 2014,  316 SpringHill Suites by Marriott® were open and operating worldwide. We have invested $24 million in two SpringHill Suites by Marriott® with a total of 264 suites.

Park Plaza® Hotels & Resorts is in the mid‑priced segment of the full service hotel category targeting both business and leisure guests. Amenities and services available at this hotel include well appointed guest rooms with large work areas, free high speed internet access, room service and a restaurant. The meeting facilities at our Park Plaza® Hotel & Resorts hotel is 6,000 square feet and can accommodate groups of between 10 and 400 people in a flexible meeting room design with audiovisual equipment. Our Park Plaza® Hotels & Resorts hotel also has a lobby lounge, a swimming pool and a fitness center. According to Carlson, the owner of the Park Plaza® Hotels & Resorts brand, as of December 31, 2014, 48 Park Plaza® Hotels & Resorts hotels were open and operating worldwide. We have invested $12 million in one Park Plaza® Hotel & Resorts hotel with a total of 209 rooms.

The following table details the chain scale and service level of our hotels, as categorized by Smith Travel Research, as of December 31, 2014.

	Service Level
	Full	Select	Extended
Chain Scale	Service	Service	Stay	Total
Luxury	8	—	—	8
Upper Upscale	12	—	—	12
Upscale	12	95	54	161
Upper Midscale	7	—	26	33
Midscale	—	—	77	77
Totals	39	95	157	291

TRAVEL CENTER PROPERTIES

As of December 31, 2014, we owned 184 travel centers, all of which we lease to TravelCenters of America LLC or its subsidiaries, or TA, pursuant to long term leases; 144 of our travel centers are operated under the TravelCenters of America® or TA® brand names and 40 are operated under the Petro Stopping Centers®, or Petro®, brand name.

Substantially all our travel centers are full service sites located on or near an interstate highway and offer fuel and non‑fuel products and services 24 hours per day, 365 days per year. Our typical travel center includes: over 25 acres of land with parking for 189 tractor trailers and about 100 cars; a full service restaurant and one or more quick service restaurants which are operated under nationally recognized brands; a truck repair facility and parts store; multiple diesel and gasoline fueling points, including diesel exhaust fluid at the diesel lanes; a travel and convenience store; and a game room, lounge and other amenities for professional truck drivers and motorists.

The physical layout of our travel centers varies from property to property. Most of our TA® branded properties have one building with separate service areas, while most of our Petro® branded properties have several separate buildings. According to TA 174 TA® and 76 Petro® sites were open and operating in the U.S. and Canada as of

December 31, 2014. We have invested $2.0 billion in 144 TA® branded properties and $790 million in 40 Petro® branded properties.

PRINCIPAL MANAGEMENT AGREEMENT OR LEASE FEATURES

As of December 31, 2014, 289 of our hotels are included in one of seven portfolio agreements; 288 hotels are leased by us to our wholly owned taxable REIT subsidiaries, or TRSs, and managed by hotel operating companies and one hotel is leased to a hotel operating company. Two of our hotels are not included in a portfolio agreement and are leased to hotel operating companies. Our 184 owned travel centers are leased to a travel center operating company under two portfolio agreements. The principal features of the management agreements and leases for our 475 properties are as follows:

•	Minimum Returns or Minimum Rent. All of our agreements require our managers or tenants to pay to us annual minimum returns or minimum rent.
•

Additional Returns or Percentage Rent.  In addition, certain of our hotel management agreements provide for payment of additional returns to us generally based on excess cash flow after payment of hotel operating expenses, funding of the required property maintenance reserve, if any, payment of our minimum returns, payment of certain management fees and in certain instances, replenishment of the security deposit or guarantee. Certain of our lease agreements require payment of percentage rent to us based on increases in gross property revenues over threshold amounts.

•

Long Terms.  Our management agreements and leases generally have initial terms of 15 years or more. The weighted average term remaining for our agreements (weighted by our investment) as of December 31, 2014 is 15.3 years, without giving effect to any renewal options our managers or tenants may have.

•

Pooled Agreements.  All but two of our properties are part of a portfolio combination. In all but one of our portfolio combinations, the manager’s or tenant’s obligations to us with respect to each property in a combination are subject to cross default with the obligations with respect to all the other properties in the same combination. The smallest portfolio combination includes 11 hotels in which we have invested $210 million; the largest portfolio combination includes 144 travel centers in which we have invested $2.0 billion.

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
•

Property Maintenance.  Most of our hotel agreements require the deposit of 5% to 6% of annual gross hotel revenues into escrows to fund periodic renovations. For recently built or renovated hotels, this requirement may be deferred for a period. Our travel center leases require the tenants to maintain the leased travel centers, including structural and non‑structural components.

•

Security Features.  Most of our management agreements or leases include various terms intended to secure the payments to us, including some or all of the following: cash security deposits which we receive but do not escrow; subordination of management fees payable to the operator to some or all of our return or rent; and full or limited guarantees from the manager’s or tenant’s parent company. As of December 31, 2014, seven of our nine portfolio agreements and one hotel leased to a third party, a total of 215 hotels and 184 travel centers, have minimum returns or minimum rent payable to us which are subject to full or limited guarantees or are backed by security deposits. These properties represent 78.7% of our total minimum returns and minimum rents at December 31, 2014. We do not have any security deposits or guarantees for two of our seven hotel portfolio agreements or one hotel we lease to a third party, a total of 76 hotels, representing 21.3% of our total annual minimum returns and minimum rents as of December 31, 2014. Accordingly, the minimum returns we are paid under these agreements will depend exclusively upon the performance of the hotels.

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

In order to benefit from potential property appreciation, we prefer to own properties rather than make mortgage investments. We may invest in real estate joint ventures if we conclude that we may benefit from the participation of co‑venturers or that the opportunity to participate in the investment is contingent on the use of a joint venture structure. We may invest in participating, convertible or other types of mortgages if we conclude that we may benefit from the cash flow or appreciation in the value of the mortgaged property. Convertible mortgages are similar to equity participation because they permit lenders to either participate in increasing revenues from the property or convert some or all of that mortgage into equity ownership interests. At December 31, 2014, we owned no convertible mortgages or joint venture interests.

We may not achieve some or all of our investment objectives.

Because we are a REIT, we generally may not operate our properties. We or our tenants have entered into arrangements for operation of our properties. Under the Internal Revenue Code of 1986, as amended, or the IRC, we may lease our hotels to one of our TRSs if the hotel is managed by a third party. As of December 31, 2014, 288 of our hotels were leased to our TRSs and managed by third parties. Any income realized by a TRS in excess of the rent paid to us by the subsidiary is subject to income tax at customary corporate rates. As, and if, the financial performance of the hotels operated for the account of our TRSs improves, these taxes may become material.

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

•	Historical and projected cash flows;
•	The competitive market environment and the current or potential market position of each property;
•	The availability of a qualified operator or lessee;
•	The financial strength of the proposed operator or lessee;
•	The amount and type of financial support available from the proposed manager or lessee;
•	The property’s design, physical condition and age and expected capital expenditures that may be needed to be made to the property;
•	The estimated replacement cost, capital improvement requirements and proposed acquisition price of the property;
•	Our weighted average long term cost of capital compared to projected return metrics on the property;
•	The reputation of the particular management organization, if any, with which the property is or may become affiliated;
•	The level of services and amenities offered at the property;
•	The proposed management agreement or lease terms; and
•	The brand under which the property operates or is expected to operate.

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

Whenever we purchase an individual property or a small number of properties, we typically attempt to arrange for these properties to be added to agreements covering, and operated in combination with, properties we already own, but we may not always do so.

We have no policies which specifically limit the percentage of our assets that may be invested in any individual property, in any one type of property, in properties managed by or leased to any one entity, in properties managed by or leased to an affiliated group of entities or in securities of one or more persons.

We may invest in the securities of other persons for the purpose of exercising control or otherwise, make loans to other persons, engage in the sale of investments, offer securities in exchange for property or repurchase or reacquire our securities.

As stated above, our initial investment in travel center real estate was structured as the acquisition of an entire company, retention of the real estate and the creation of an operating company tenant. In making that acquisition, we generally applied the same analysis described above to real estate we retained and would expect to generally do the same for any future similar type of transaction we might consider or complete.

We have in the past considered, and may in the future consider, the possibility of entering into mergers or strategic combinations with other companies. A principal goal of any such transaction may be to further diversify our revenue sources and increase our cash flow from operations.

DISPOSITION POLICIES

In the past, we have occasionally sold a property or exchanged properties which we own for different properties. We sold one hotel in April 2014 for net proceeds of $4.3 million.  As of December 31, 2014, we have one hotel with a carrying value of $4.1 million classified as held for sale.  Although we may do so in the future, we have no current intention to dispose of any additional properties we presently own. We currently make decisions to dispose of properties based on factors including, but not limited to, the following:

•	The property’s current and expected future performance;
•	Potential opportunities to increase revenues and property values by reinvesting sale proceeds;
•	The proposed sale price;
•	Capital required to maintain the property;
•	The strategic fit of the property with the rest of our portfolio and with our plans;
•	Our manager’s or tenant’s desire to cease operation of the property; and
•	The existence of alternative sources, uses or needs for capital.

FINANCING POLICIES

Although there are no limitations in our organizational documents on the amount of indebtedness we may incur, our $750 million unsecured revolving credit facility, our unsecured term loan and our unsecured term debt and convertible notes indenture and its supplements contain financial covenants which, among other things, restrict our ability to incur indebtedness and require us to maintain certain financial ratios. We may from time to time re‑evaluate and modify our financing policies in light of then current economic conditions, relative availability and costs of debt and equity capital, the changing values of properties, growth and acquisition opportunities and other factors; and we may increase or decrease our ratio of debt to total capitalization.

Our Board of Trustees may determine to obtain a replacement for our current credit facility or to seek additional capital through equity offerings, interim or long term debt financings or retention of cash flows in excess of distributions to shareholders, or a combination of these methods. To the extent that our Board of Trustees decides to obtain additional debt financing, we may do so on an unsecured basis or a secured basis. We may seek to obtain other lines of credit or to issue securities senior to our common and/or preferred shares, including preferred shares of beneficial interest and debt securities, either of which may be convertible into common shares or be accompanied by warrants to purchase common shares, or to engage in transactions which may involve a sale or other conveyance of hotels to subsidiaries or to unaffiliated entities. We may finance acquisitions, in whole or in part, by among other possible means, exchanging properties, issuing additional common shares or other securities, or assuming outstanding mortgage debt on the acquired properties. We may also place new mortgages on our existing properties as a means of financing.  The proceeds from any of our financings may be used to pay distributions, to provide working capital, to refinance existing indebtedness or to finance acquisitions and expansions of existing or new properties.

OTHER INFORMATION

Manager.  Our day to day operations are conducted by Reit Management & Research LLC, or RMR. RMR originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR is a Delaware limited liability company beneficially owned by Barry Portnoy and Adam Portnoy, our Managing Trustees. RMR has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458‑1634, and its telephone number is (617) 796‑8390. RMR also acts as the manager to Senior Housing Properties Trust, or SNH, Government Properties Income Trust, or GOV, and Select Income REIT, or SIR, and provides management and other services to other public and private companies, including Five Star Quality Care, Inc., or Five Star, TA and Sonesta. Barry M. Portnoy is the Chairman of RMR, and its other directors are Adam Portnoy, Gerard M. Martin, formerly one of our Managing Trustees, and David J. Hegarty. As of the date of this Annual Report on Form 10‑K, the executive officers of RMR are: Adam Portnoy, President and Chief Executive Officer; David M. Blackman, Executive Vice President; Jennifer B. Clark, Executive Vice President and General Counsel; David J. Hegarty, Executive Vice President and Secretary; Mark L. Kleifges, Executive Vice President; Bruce J. Mackey Jr., Executive Vice President; John G. Murray, Executive Vice President; Thomas M. O’Brien, Executive Vice President; John C. Popeo, Executive Vice President; William J. Sheehan, Executive Vice President; Ethan S. Bornstein, Senior Vice President; Richard A. Doyle Jr., Senior Vice President; Carlos R. Flores, Senior Vice President; Jennifer F. Francis, Senior Vice President; Paul V. Hoagland, Senior Vice President; Matthew P. Jordan, Senior Vice President, Treasurer and Chief Financial Officer; David M. Lepore, Senior Vice President; Andrew J. Rebholz, Senior Vice President; and Mark R. Young, Senior Vice President. Ethan S. Bornstein, Mark L. Kleifges and John G. Murray are also our executive officers. Mr. Kleifges and other executive officers of RMR also serve as officers of other companies to which RMR provides management services.

Employees.  We have no employees. Services which would otherwise be provided by employees are provided by RMR and by our Managing Trustees and officers. As of February 26, 2015, RMR had approximately 400 full time employees, including a headquarters staff and regional offices and other personnel located throughout the United States.

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

The travel center and truck stop industry is highly competitive. Although there are in excess of 6,400 travel centers and truck stops in the U.S., we understand TA believes that large trucking fleets and long haul trucking fleets tend to purchase the large majority of their fuel at the travel centers and truck stops that are located at or near interstate highway exits and from TA and their largest competitors, Pilot Flying J Inc. and Love’s Travel Stops & Country Stores. Long haul truck drivers can obtain fuel and non‑fuel products and services from a variety of sources, including regional full service travel centers and pumper only truck stop chains, independently owned and operated truck stops, some large gas stations and trucking company terminals that provide fuel and services to their own trucking fleets. In addition, our travel centers compete with other truck repair and maintenance facilities, full service restaurants, travel and convenience stores, and could face additional competition from state owned interstate highway rest areas, if commercialized. The largest competitor of our travel centers is Pilot Flying J Inc., which represents a majority of the market based on fuel sales volumes. Competitive pressure from Pilot Flying J Inc., especially for large trucking fleets and long haul trucking fleets, could negatively impact TA’s ability to pay rents due to us.

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

The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our hotel and travel center properties to increase. We do not expect the direct impact of these increases to be material to our results of operations, because the increased costs either would be the responsibility of our tenants or managers directly or in the longer term, passed through and paid by customers of our properties. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties, which could materially and adversely affect our financial condition or the financial condition of our tenants or managers and their ability to pay rent or returns to us. For more information regarding climate change matters and their possible adverse impact on us, see “Risk Factors—Risks Related to Our Business—Ownership of real estate is subject to environmental and climate change risks” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change”.

Insurance.    Generally, we or our managers and tenants are responsible for the costs of insurance coverage for our properties, including for casualty, including fire and extended coverage, and liability. Either we purchase the insurance ourselves and our managers or tenants are required to reimburse us, or our managers or tenants buy the insurance directly and are required to list us as an insured party.   In addition, we participate with RMR and other companies to which RMR provides management services in a combined insurance program through Affiliates Insurance Company, or AIC, and with respect to which AIC is a reinsurer of certain coverage amounts. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions.”

Internet Website.  Our internet website address is www.hptreit.com. Copies of our governance guidelines, code of business conduct and ethics, or our Code of Conduct, policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and the charters of our audit, compensation and nominating and governance committees are posted on our website and also may be obtained free of charge by writing to our Secretary, Hospitality Properties Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, MA 02458‑1634 or at our website. We make available, free of charge, on our website, our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or the SEC. Any shareholder or other interested party who desires to communicate with our non‑management Trustees, individually or as a group, may do so by filling out a report on our website. Our Board of Trustees also provides a process for security holders to send communications to the entire Board of Trustees. Information about the process for sending communications to our Board of Trustees can be found on our website. Our website address is included several times in this Annual Report on Form 10‑K as a textual reference only and the information in the website is not incorporated by reference into this Annual Report on Form 10‑K.

Segment Information.  As of December 31, 2014, we had two operating segments, hotel real estate investments and travel center real estate investments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in Item 15 of this Annual Report on Form 10‑K for further financial information on our operating segments.

UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS

The following summary of United States federal income tax considerations is based on existing law, and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business.  The summary does not discuss all of the particular tax consequences that might be relevant to you if you are subject to special rules under federal income tax law, for example if you are:

•	a bank, insurance company or other financial institution;
•	a regulated investment company or REIT;
•	a subchapter S corporation;
•	a broker, dealer or trader in securities or foreign currency;
•	a person who marks-to-market our shares;
•	a person who has a functional currency other than the United States dollar;
•	a person who acquires our shares in connection with employment or other performance of services;
•	a person subject to alternative minimum tax;
•	a person who acquires or owns our shares as part of a straddle, hedging transaction, constructive sale transaction, constructive ownership transaction or conversion transaction;
•	a United States expatriate; or
•	except as specifically described in the following summary, a trust, estate, tax-exempt entity or foreign person.

The sections of the IRC that govern the federal income tax qualification and treatment of a REIT and its shareholders are complex.  This presentation is a summary of applicable IRC provisions, related rules and regulations, and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect.  Future legislative, judicial or administrative actions or decisions could also affect the accuracy of statements made in this summary.  We have not received a ruling from the United States Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot assure you that the IRS or a court will agree with all of the statements made in this summary.  The IRS could, for example, take a different position from that described in this summary with respect to our acquisitions, operations, restructurings or other matters, which, if a court agreed, could result in significant tax liabilities for applicable parties.  In addition, this summary is not exhaustive of all possible tax consequences, and does not discuss any estate, gift, state, local or foreign tax consequences.  For all these reasons, we urge you and any prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares.  Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report on Form 10-K.  If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.

Your federal income tax consequences generally will differ depending on whether or not you are a “U.S. shareholder.”  For purposes of this summary, a “U.S. shareholder” is a beneficial owner of our shares that is:

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

whose status as a U.S. shareholder is not overridden by an applicable tax treaty.  Conversely, a “non-U.S. shareholder” is a beneficial owner of our shares that is not a U.S. shareholder.  If any entity treated as a partnership for federal income tax purposes is a beneficial owner of our shares, the tax treatment of a partner in the partnership generally will depend upon the status of the partner and the activities of the partnership.  Any entity or other arrangement treated as a partnership for federal income tax purposes that is a beneficial owner of our shares and the partners in such a partnership (as determined for federal income tax purposes) are urged to consult their own tax advisors about the federal income tax consequences of the acquisition, ownership and disposition of our shares.

Taxation as a REIT

        We have elected to be taxed as a REIT under Sections 856 through 860 of the IRC, commencing with our taxable year ended December 31, 1995. Our REIT election, assuming continuing compliance with the then applicable qualification tests, has continued and will continue in effect for subsequent taxable years.  Although no assurance can be given, we believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed under the IRC as a REIT.

As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders.  Distributions to our shareholders generally are included in their income as dividends to the extent of our available current or accumulated earnings and profits.  Our dividends are not generally entitled to the preferential tax rates on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends or as qualified dividend income, all as explained below.  No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders.  Distributions in excess of current or accumulated earnings and profits generally are treated for federal income tax purposes as returns of capital to the extent of a recipient shareholder’s basis in our shares, and will reduce this basis.  Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, and thereafter to distributions made on our common shares.  For all these purposes, our distributions include cash distributions, any in kind distributions of property that we might make, and deemed or constructive distributions resulting from capital market activities, as described below.

Our counsel, Sullivan & Worcester LLP, has provided to us an opinion that we have been organized and have qualified as a REIT under the IRC for our 1995 through 2014 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC.  Our counsel’s opinions are conditioned upon the assumption that our leases, our declaration of trust and all other legal documents to which we are or have been a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us as to certain factual matters relating to our organization and operations and our expected manner of operation.  If this assumption or a representation is inaccurate or incomplete, our counsel’s opinions may be adversely affected and may not be relied upon.  The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect.  Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given by Sullivan & Worcester LLP or us that we will qualify as or be taxed as a REIT for any particular year.  Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued.  Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law.  Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.

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

If we qualify as a REIT and meet the tests described below, we generally will not pay federal income tax on amounts we distribute to our shareholders.  However, even if we qualify as a REIT, we may be subject to federal tax in the following circumstances:

•	We will be taxed at regular corporate rates on any undistributed “real estate investment trust taxable income,” determined by including our undistributed net capital gains, if any.
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

•

If we have net income from prohibited transactions — that is, dispositions of inventory or property held primarily for sale to customers in the ordinary course of business other than dispositions of foreclosure property and other than dispositions excepted under a statutory safe harbor — we will be subject to tax on this income at a 100% rate.

•

If we fail to satisfy the 75% gross income test or the 95% gross income test discussed below, due to reasonable cause and not due to willful neglect, but nonetheless maintain our qualification as a REIT because of specified cure provisions, we will be subject to tax at a 100% rate on the greater of the amount by which we fail the 75% gross income test or the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability.

•

If we fail to satisfy the REIT asset tests described below, due to reasonable cause and not due to willful neglect, but nonetheless maintain our qualification as a REIT because of specified cure provisions, we will be subject to a tax equal to the greater of $50,000 or the highest corporate tax rate multiplied by the net income generated by the nonqualifying assets that caused us to fail the test.

•

If we fail to satisfy any provision of the IRC that would result in our failure to qualify as a REIT (other than violations of the REIT gross income tests or violations of the REIT asset tests described below), due to reasonable cause and not due to willful neglect, we may retain our REIT qualification but will be subject to a penalty of $50,000 for each failure.

•

If we fail to distribute for any calendar year at least the sum of 85% of our REIT ordinary income for that year, 95% of our REIT capital gain net income for that year and any undistributed taxable income from prior periods, we will be subject to a 4% nondeductible excise tax on the excess of the required distribution over the amounts actually distributed.

•

If we acquire an asset from a corporation in a transaction in which our basis in the asset is determined by reference to the basis of the asset in the hands of a present or former C corporation, and if we subsequently recognize gain on the disposition of this asset during a specified period (generally ten years) beginning on the date on which the asset ceased to be owned by the C corporation, then we will pay tax at the highest regular corporate tax rate, currently 35%, on the lesser of the excess of the fair market value of the asset over the C corporation’s basis in the asset on the date the asset ceased to be owned by the C corporation, or the gain we recognize in the disposition.  We currently do not expect to sell any asset if that sale would result in the imposition of a material tax liability, but we cannot provide assurance that we will not change our plan in this regard.

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

•

As summarized below, REITs are permitted within limits to own stock and securities of a TRS.  A domestic TRS is separately taxed on its net income as a C corporation, and is subject to limitations on the deductibility of interest expense paid to its REIT parent.  While a foreign TRS is taxed in the United States only to the extent it has income that is effectively connected with the conduct of a trade or business in the United States or that is investment income from United States sources, a foreign TRS is generally subject to foreign taxes in the jurisdictions in which its assets or operations are located.  In addition, the REIT parent is subject to a 100% tax on the amount by which various charges and reimbursements between the parent REIT and its TRSs are determined to be priced excessively in favor of the REIT rather than on arms’ length bases.

•

To the extent we invest in properties in foreign jurisdictions, our income from those properties will generally be subject to tax in those jurisdictions.  If we continue to operate as we do, then we will distribute all of our taxable income to our shareholders such that we will generally not pay federal income tax.  As a result, we cannot recover the cost of foreign income taxes imposed on our foreign investments by claiming foreign tax credits against our federal income tax liability.  Also, as a REIT, we cannot pass through any foreign tax credits to our shareholders.

If we fail to qualify as a REIT or elect not to qualify as a REIT, then we will be subject to federal income tax in the same manner as a regular C corporation.  Further, as a regular C corporation, distributions to our shareholders will not be deductible by us, nor will distributions be required under the IRC.  Also, to the extent of our current and accumulated earnings and profits, all distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for the preferential tax rates discussed below in “Taxation of Taxable U.S. Shareholders” and, subject to limitations in the IRC, will be potentially eligible for the dividends received deduction for corporate shareholders.  Finally, we will generally be disqualified from qualification as a REIT for the four taxable years following the taxable year in which the termination is effective.  Our failure to qualify as a REIT for even one year could result in us reducing or eliminating distributions to our shareholders, or in us incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes.  The IRC provides relief provisions under which we might avoid automatically ceasing to be a REIT for failure to meet specified REIT requirements, all as discussed in more detail below.

REIT Qualification Requirements

General Requirements.  Section 856(a) of the IRC defines a REIT as a corporation, trust or association:

(1)	that is managed by one or more trustees or directors;

(2)	the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest;
(3)	that would be taxable, but for Sections 856 through 859 of the IRC, as a domestic C corporation;
(4)	that is not a financial institution or an insurance company subject to special provisions of the IRC;
(5)	the beneficial ownership of which is held by 100 or more persons;
(6)	that is not “closely held” as defined under the personal holding company stock ownership test, as described below; and
(7)	that meets other tests regarding the nature of its income and assets and the amount of its distributions, all as described below.

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

For purposes of condition (6), the term “individuals” is defined in the IRC to include natural persons, supplemental unemployment compensation benefit plans, private foundations and portions of a trust permanently set aside or used exclusively for charitable purposes, but not other entities or qualified pension plans or profit-sharing trusts.  As a result, REIT shares owned by an entity that is not an “individual” are considered to be owned by the direct and indirect owners of the entity that are individuals (as so defined), rather than to be owned by the entity itself.  Similarly, REIT shares held by a qualified pension plan or profit-sharing trust are treated as held directly by the individual beneficiaries in proportion to their actuarial interests in such plan or trust.  Consequently, five or fewer such trusts could own more than 50% of the interests in an entity without jeopardizing that entity’s federal income tax qualification as a REIT.  However, as discussed below in “Taxation of Tax-Exempt U.S. Shareholders,” if a REIT is a “pension-held REIT,” each qualified pension plan or profit-sharing pension trust owning more than 10% of the REIT’s shares by value generally may be taxed on a portion of the dividends it receives from the REIT.

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

We have invested and may invest in real estate through one or more entities that are treated as partnerships for federal income tax purposes.  In the case of a REIT that is a partner in a partnership, Treasury regulations under the IRC provide that, for purposes of the REIT qualification requirements regarding income and assets discussed below, the REIT is deemed to own its proportionate share of the assets of the partnership corresponding to the REIT’s proportionate capital interest in the partnership and is deemed to be entitled to the income of the partnership attributable to this proportionate share.  In addition, for these purposes, the character of the assets and items of gross income of the partnership generally remains the same in the hands of the REIT.  Accordingly, our proportionate share of the assets, liabilities, and items of income of each partnership in which we are or become a partner is treated as ours for purposes of the income tests and asset tests discussed below.  In contrast, for purposes of the distribution requirement discussed below, we must take into account as a partner our share of the partnership’s income as determined under the general federal income tax rules governing partners and partnerships under Sections 701 through 777 of the IRC.

Other countries (and, for this purpose, Puerto Rico is best thought of as a separate country) may impose taxes on our assets and operations within their jurisdictions, including those of our qualified REIT subsidiaries, partnerships, and wholly owned, noncorporate subsidiaries that for United States federal income tax purposes are not treated as separate from us under Treasury regulations issued under Section 7701 of the IRC.  To the extent possible, we will structure our activities to minimize our foreign tax liability.  For example, under existing law and through available tax concessions, we have attempted to minimize the Canadian and Puerto Rican income taxes that we must pay, and we believe that we have operated and are operating in compliance with the requirements of those laws and tax concessions.  However, there can be no assurance that we will be able to eliminate our foreign tax liability or reduce it to a specified level; in particular, recent changes in Canadian income tax law are expected to increase the Canadian income taxes that we will pay.  Furthermore, as a REIT, neither we nor our shareholders are expected to benefit from foreign tax credits arising from those taxes.

Taxable REIT Subsidiaries.  We are permitted to own any or all of the securities of a “taxable REIT subsidiary” as defined in Section 856(l) of the IRC, provided that no more than 25% of the total value of our assets, at the close of each quarter, is comprised of our investments in the stock or securities of our TRSs or other nonqualified assets.  Among other requirements, a TRS of ours must:

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

In addition, any corporation (other than a REIT) in which a TRS directly or indirectly owns more than 35% of the voting power or value of the outstanding securities of such corporation will automatically be treated as a TRS.  Subject to the discussion below, we believe that we and each of our TRSs have complied with, and will continue to comply with, on a continuous basis, the requirements for TRS status at all times during which the subsidiary’s TRS election is reported as being in effect, and we believe that the same will be true for any TRS that we later form or acquire.

Our ownership of stock and securities in TRSs is exempt from the 10% and 5% REIT asset tests discussed below.  Also, as discussed below, TRSs can perform services for our tenants without disqualifying the rents we receive from those tenants under the 75% gross income test or the 95% gross income test discussed below.  Moreover, because our TRSs are taxed as C corporations that are separate from us, their assets, liabilities and items of income, deduction and credit generally are not imputed to us for purposes of the REIT qualification requirements described in this summary.  Therefore, our TRSs may generally undertake third-party management and development activities and activities not related to real estate.  Finally, while a REIT is generally limited in its ability to earn qualifying rental income from a TRS, a REIT can earn qualifying rental income from the lease of a qualified lodging facility to a TRS if an eligible independent contractor operates the facility, as discussed more fully below.

Restrictions are imposed on TRSs to ensure that they will be subject to an appropriate level of federal income taxation.  For example, a TRS may not deduct interest paid in any year to an affiliated REIT to the extent that the interest payments exceed, generally, 50% of the TRS’s adjusted taxable income for that year.  However, the TRS may carry forward the disallowed interest expense to a succeeding year, and deduct the interest in that later year subject to that year’s 50% adjusted taxable income limitation.  In addition, if a TRS pays interest, rent or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm’s length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment.  Finally, if in comparison to an arm’s length transaction, a third-party tenant has overpaid rent to the REIT in exchange for underpaying the TRS for services rendered, and if the REIT has not adequately compensated the TRS for services provided to or on behalf of the third-party tenant, then the REIT may be subject to an excise tax equal to 100% of the undercompensation to the TRS.  A safe harbor exception to this excise tax applies if the TRS has been compensated at a rate at least equal to 150% of its direct cost in furnishing or rendering the service.  There can be no assurance that arrangements involving our TRSs will not result in the imposition of one or more of these deduction limitations or excise taxes, but we do not believe that we or our TRSs are or will be subject to these impositions.

Other countries may impose taxes on the assets and operations of our TRSs within their jurisdictions.  To the extent possible, we will structure our activities to minimize our foreign tax liability.  However, there can be no assurance that we will be able to eliminate our foreign tax liability or reduce it to a specified level; in particular, recent changes in Canadian income tax law are expected to increase the Canadian income taxes that we will pay.  Furthermore, as a REIT, neither we nor our shareholders are expected to benefit from foreign tax credits arising from those taxes.

Income Tests.  There are two gross income requirements for qualification as a REIT under the IRC:

•

At least 75% of our gross income for each taxable year (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from “clearly identified” hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from “clearly identified” hedging transactions that we enter into primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% gross income test or the 95% gross income test (or any property that generates such income or gain); (d) real estate foreign exchange gain (as defined in Section 856(n)(2) of the IRC); and (e) income from the repurchase or discharge of indebtedness) must be derived from investments relating to real property, including “rents from real property” as defined under Section 856 of the IRC, interest and gain from mortgages on real property or on interests in real property, income and gain from foreclosure property, gain from the sale or other disposition of real property other than dealer property, or dividends and gain from shares in other REITs.  When we receive new capital in exchange for our shares or in a public offering of five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test.

•

At least 95% of our gross income for each taxable year (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from “clearly identified” hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from “clearly identified” hedging transactions that we enter into primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% gross income test or the 95% gross income test (or any property that generates such income or gain); (d) passive foreign exchange gain (as defined in Section 856(n)(3) of the IRC); and (e) income from the repurchase or discharge of indebtedness) must be derived from a combination of items of real property income that satisfy the 75% gross income test described above, dividends, interest, or gains from the sale or disposition of stock, securities or real property.

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

In order to qualify as “rents from real property” under Section 856 of the IRC, several requirements must be met:

•	The amount of rent received generally must not be based on the income or profits of any person, but may be based on a fixed percentage or percentages of receipts or sales.
•

Rents do not qualify if the REIT owns 10% or more by vote or value of the tenant (or 10% or more of the interests in the assets or net profits of the tenant, if the tenant is not a corporation), whether directly or after application of attribution rules.  While we intend not to lease property to any party if rents from that property would not qualify as “rents from real property,” application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control.  For example, a third party’s ownership directly or by attribution of 10% or more by value of our shares, as well as an ownership position in the stock of one of our tenants which, when added to our own ownership position in that tenant, totals 10% or more by vote or value of the stock of that tenant (or 10% or more of the interests in the assets or net profits of the tenant, if the tenant is not a corporation), would result in that tenant’s rents not qualifying as “rents from real property”; in this regard, we already own close to, but less than, 10% of the outstanding common shares of TA, and TA has undertaken to limit its redemptions and repurchases of outstanding common shares so that we do not come to own 10% or more of its outstanding common shares.  Our declaration of trust and bylaws generally disallow transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our REIT status under the IRC.    Nevertheless, there can be no assurance that these restrictions will be effective to prevent our REIT status from being jeopardized under the 10% affiliated tenant rule.  Furthermore, there can be no assurance that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of shares attributed to them under the IRC’s attribution rules.

•

There is a limited exception to the above prohibition on earning “rents from real property” from a 10% affiliated tenant where the tenant is a TRS.  If at least 90% of the leased space of a property is leased to tenants other than TRSs and 10% affiliated tenants, and if the TRS’s rent to us for space at that property is substantially comparable to the rents paid by nonaffiliated tenants for comparable space at the property, then otherwise qualifying rents paid by the TRS to the REIT will not be disqualified on account of the rule prohibiting 10% affiliated tenants.

•

There is an additional exception to the above prohibition on earning “rents from real property” from a 10% affiliated tenant.  For this additional exception to apply, a real property interest in a “qualified lodging facility” must be leased by the REIT to its TRS, and the facility must be operated on behalf of the TRS by a person who is an “eligible independent contractor,” all as described in Sections 856(d)(8)-(9) of the IRC.  As described below, we believe our leases with our TRSs have satisfied and will continue to satisfy these requirements.

•

In order for rents to qualify, we generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom we derive no income or through one of our TRSs.  There is an exception to this rule permitting a REIT to perform customary tenant services of the sort that a tax-exempt organization could perform without being considered in receipt of “unrelated business taxable income,” or UBTI, under Section 512(b)(3) of the IRC.  In addition, a de minimis amount of noncustomary services provided to tenants will not disqualify income as “rents from real property” so long as the value of the impermissible tenant services does not exceed 1% of the gross income from the property.

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

We believe that all or substantially all of our rents have qualified and will qualify as “rents from real property” for purposes of Section 856 of the IRC, subject to the considerations in the following paragraph.

We have received opinions from our counsel, Sullivan & Worcester LLP, that (a) our underground storage tanks should constitute real estate, rather than personal property, for purposes of the various REIT qualification tests described in this summary, and (b) with respect to each of our leases with TA, although the matter is not free from doubt, for purposes of applying the 15% incidental personal property test above, regarding rent attributable to incidental personal property leased in connection with real property, the test will be applied in the aggregate to all the travel center sites leased under each such lease on a lease by lease basis, rather than on a site by site basis.  If the IRS or a court determines that one or both of these opinions is incorrect, then a portion of the rental income we receive from TA could be nonqualifying income for purposes of the 75% and 95% gross income tests, possibly jeopardizing our compliance with the 95% gross income test.  Under those circumstances, however, we expect that we would qualify for the gross income tests’ relief provision described below, and thereby would preserve our qualification as a REIT. If the relief provision below were to apply to us, we would be subject to tax at a 100% rate on the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year; however, in a typical taxable year, we have little or no nonqualifying income from other sources and thus would expect to owe little tax in such circumstances.

In order to qualify as mortgage interest on real property for purposes of the 75% gross income test, interest must derive from a mortgage loan secured by real property with a fair market value at the time the loan is made (reduced by any senior liens on the property) at least equal to the amount of the loan.  If the amount of the loan exceeds the fair market value of the real property (as so reduced by senior liens), the interest will be treated as interest on a mortgage loan in a ratio equal to the ratio of the fair market value of the real property (as so reduced by senior liens) to the total amount of the mortgage loan.

Absent the “foreclosure property” rules of Section 856(e) of the IRC, a REIT’s receipt of active, nonrental gross income from a property would not qualify under the 75% and 95% gross income tests.  But as foreclosure property, the active, nonrental gross income from a property would so qualify.  In the case of property leased by a REIT to a tenant, foreclosure property generally consists of the real property and incidental personal property that the REIT has reduced to possession upon a default or imminent default under the lease by the tenant, and as to which a timely foreclosure property election is made by attaching an appropriate statement to the REIT’s federal income tax return.  Any gain that a REIT recognizes on the sale of foreclosure property held as inventory or primarily for sale to customers, plus any income it receives from foreclosure property that would not qualify under the 75% gross income test in the absence of foreclosure property treatment, reduced by expenses directly connected with the production of those items of income, would be subject to income tax at the maximum corporate rate, currently 35%, under the foreclosure property income tax rules of Section 857(b)(4) of the IRC.  Thus, if a REIT should lease foreclosure property in exchange for rent that qualifies as “rents from real property” as described above, then that rental income is not subject to the foreclosure property income tax.

Other than sales of foreclosure property, any gain we realize on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of a trade or business will be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate.  This prohibited transaction income also may adversely affect our ability to satisfy the 75% and 95% gross income tests for federal income tax qualification as a REIT.  Whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances surrounding the particular transaction.  There can be no assurance as to whether or not the IRS might successfully assert that one or more of our dispositions is subject to the 100% penalty tax.  Sections 857(b)(6)(C) and (E) of the IRC provide a safe harbor pursuant to which limited sales of real property held for at least two years and meeting specified additional requirements will not be treated as prohibited transactions.  However, compliance with the safe harbor is not always achievable in practice.

We believe that dispositions of assets that we have made, or that we might make in the future, will not be subject to the 100% penalty tax, because our general intent has been and is to:

•	own our assets for investment with a view to long-term income production and capital appreciation;
•	engage in the business of developing, owning, leasing and managing our existing properties and acquiring, developing, owning, leasing and managing new properties; and
•	make occasional dispositions of our assets consistent with our long-term investment objectives.

If we fail to satisfy one or both of the 75% gross income test or the 95% gross income test in any taxable year, we may nevertheless qualify as a REIT for that year if we satisfy the following requirements:

•	our failure to meet the test is due to reasonable cause and not due to willful neglect; and
•	after we identify the failure, we file a schedule describing each item of our gross income included in the 75% gross income test or the 95% gross income test for that taxable year.

It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision for the 75% gross income test or the 95% gross income test.  Even if this relief provision does apply, a 100% tax is imposed upon the greater of the amount by which we failed the 75% gross income test or the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability.  This relief provision applies to any failure of the applicable income tests, even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.

Based on the discussion above, we believe that we have satisfied, and will continue to satisfy, the 75% and 95% gross income tests outlined above on a continuing basis beginning with our first taxable year as a REIT.

Asset Tests.  At the close of each calendar quarter of each taxable year, we must also satisfy the following asset percentage tests in order to qualify as a REIT for federal income tax purposes:

•

At least 75% of the value of our total assets must consist of real estate assets, cash and cash items, shares in other REITs, government securities and temporary investments of new capital (that is, stock or debt instruments purchased with proceeds of a stock offering or a public offering of our debt with a term of at least five years, but only for the one year period commencing with our receipt of the offering proceeds).

•	Not more than 25% of the value of our total assets may be represented by securities other than those securities that count favorably toward the preceding 75% asset test.
•

Of the investments included in the preceding 25% asset class, the value of any one non-REIT issuer’s securities that we own may not exceed 5% of the value of our total assets.  In addition, we may not own more than 10% of the vote or value of any one non-REIT issuer’s outstanding securities, unless the securities are “straight debt” securities or otherwise excepted as discussed below.  Our stock and securities in a TRS are exempted from these 5% and 10% asset tests.

•	Not more than 25% of the value of our total assets may be represented by stock or securities of TRSs.

The above REIT asset tests must be satisfied at the close of each calendar quarter of each taxable year as a REIT.  After a REIT meets the asset tests at the close of any quarter, it will not lose its status as a REIT in any subsequent quarter solely because of fluctuations in the values of its assets, including if the fluctuations are caused by changes in the foreign currency exchange rate used to value any foreign assets.  This grandfathering rule may be of limited benefit to a REIT such as us that makes periodic acquisitions of both qualifying and nonqualifying REIT assets.  When a failure to satisfy the above asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within thirty days after the close of that quarter.

In addition, if we fail the 5% value test or the 10% vote or value tests at the close of any quarter and we do not cure such failure within thirty days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within six months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% value and 10% vote and value asset tests.  For purposes of this relief provision, the failure will be “de minimis” if the value of the assets causing the failure does not exceed the lesser of (a) 1% of the total value of our assets at the end of the relevant quarter or (b) $10,000,000.  If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (1) $50,000 or (2) the highest rate of corporate tax imposed,  currently 35%, on the net income generated by the assets causing the failure during the period of the failure, and (d) within six months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests.  These relief provisions apply to any failure of the applicable asset tests, even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.

The IRC also provides an excepted securities safe harbor to the 10% value test that includes among other items (a) “straight debt” securities, (b) certain rental agreements in which payment is to be made in subsequent years, (c) any obligation to pay “rents from real property,” (d) securities issued by governmental entities that are not dependent in whole or in part on the profits of or payments from a nongovernmental entity, and (e) any security issued by another REIT.    We have maintained and will continue to maintain records of the value of our assets to document our compliance with the above asset tests, and intend to take actions as may be required to cure any failure to satisfy the tests within thirty days after the close of any quarter or within the six month periods described above.

Based on the discussion above, we believe that we have satisfied, and will continue to satisfy, the above REIT asset tests on a continuing basis beginning with our first taxable year as a REIT.

Our Relationship with TA.  As of December 31, 2014, we owned approximately 9% of the common shares of TA.  Our leases with TA, TA’s limited liability company operating agreement, and other agreements collectively contain restrictions upon the ownership of TA common shares and require TA to refrain from taking any actions that may result in any affiliation with us that would jeopardize our qualification as a REIT under the IRC.  Accordingly, subject to the personal property considerations discussed above and since January 31, 2007, we expect that the rental income we have received and will receive from TA and its subsidiaries has been and will be “rents from real property” under Section 856(d) of the IRC, and therefore qualifying income under the 75% and 95% gross income tests described above.

Our Relationship with Our Taxable REIT Subsidiaries.  We currently own hotels that we purchased to be leased to our TRSs or which are being leased to our TRSs as a result of modifications to, or expirations of, a prior lease, all as agreed to by applicable parties.  We may from time to time in the future lease additional hotels to our TRSs.  In connection with lease defaults or expirations, we terminated occupancy of some of our hotels by defaulting or expiring tenants and immediately leased these hotels to our TRSs and entered into new, or continued with existing, third-party management agreements for these hotels.  We may in the future employ similar arrangements if we again face lease defaults or expirations.

In transactions involving our TRSs, our intent is that the rents paid to us by the TRS qualify as “rents from real property” under the REIT gross income tests summarized above.  In order for this to be the case, the manager operating the leased property on behalf of the applicable TRS must be an “eligible independent contractor” within the meaning of Section 856(d)(9)(A) of the IRC, and the hotels leased to the TRS must be “qualified lodging facilities” within the meaning of Section 856(d)(9)(D) of the IRC.  Qualified lodging facilities are defined as hotels, motels or other establishments where more than half of the dwelling units are used on a transient basis, provided that legally authorized wagering or gambling activities are not conducted at or in connection with such facilities.  Also included in the definition are the qualified lodging facility’s customary amenities and facilities.

For these purposes, a contractor qualifies as an “eligible independent contractor” if it is less than 35% affiliated with the REIT and, at the time the contractor enters into the agreement with the TRS to operate the qualified lodging facility, that contractor or any person related to that contractor is actively engaged in the trade or business of operating qualified lodging facilities for persons unrelated to the TRS or its affiliated REIT.  For these purposes, an otherwise eligible independent contractor is not disqualified from that status on account of (a) the TRS bearing the expenses of the operation of the qualified lodging facility, (b) the TRS receiving the revenues from the operation of the qualified lodging facility, net of expenses for that operation and fees payable to the eligible independent contractor, or (c) the REIT receiving income from the eligible independent contractor pursuant to a preexisting or otherwise grandfathered lease of another property.

We have from time to time engaged, and at present engage, as an intended eligible independent contractor a manager that manages only a modest number of qualified lodging facilities for parties other than us and our TRSs, and we may in the future continue to engage such a manager as an intended eligible independent contractor.  We have received, and in future instances would expect to receive, from our counsel, Sullivan & Worcester LLP, an opinion to the effect that the intended eligible independent contractor should in fact so qualify.  But if the IRS or a court determines that the opinion is incorrect, then the rental income we receive from our TRSs in respect of properties managed by ineligible contractors would be nonqualifying income for purposes of the 75% and 95% gross income tests, possibly jeopardizing our compliance with the 95% gross income test.  Under those circumstances, however, we expect we would qualify for the gross income tests’ relief provision described above, and thereby would preserve our qualification as a REIT.  If the relief provision were to apply to us, we would be subject to tax at a 100% rate on the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year; even though we have little or no nonqualifying income from other sources in a typical taxable year, imposition of this 100% tax in this circumstance could be material if a material number of the properties leased to our TRSs are managed for the TRSs by ineligible contractors.

As explained above, we will be subject to a 100% tax if the IRS successfully asserts that the rents paid to us by any of our TRSs exceed an arm’s length rental rate.  Although there is no clear precedent to distinguish for federal income tax purposes among leases, management contracts, partnerships, financings, and other contractual arrangements, we believe that our leases and our TRSs’ management agreements will be respected for purposes of the requirements of the IRC discussed above.  Accordingly, we expect that the rental income from our current and future TRSs will qualify as “rents from real property,” and that the 100% tax on excessive rents from a TRS will not apply.

Annual Distribution Requirements.  In order to qualify for taxation as a REIT under the IRC, we are required to make annual distributions other than capital gain dividends to our shareholders in an amount at least equal to the excess of:

(1)	the sum of 90% of our “real estate investment trust taxable income” and 90% of our net income after tax, if any, from property received in foreclosure, over
(2)

the amount by which our noncash income  (e.g., imputed rental income or income from transactions inadvertently failing to qualify as like-kind exchanges) exceeds 5% of our “real estate investment trust taxable income.”

For these purposes, our “real estate investment trust taxable income” is as defined under Section 857 of the IRC and is computed without regard to the dividends paid deduction and our net capital gain and will generally be reduced by specified corporate-level taxes that we pay (e.g., taxes on built-in gains or taxes on foreclosure property income).

The distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our federal income tax return for the earlier taxable year and if paid on or before the first regular distribution payment after that declaration.  If a dividend is declared in October, November or December to shareholders of record during one of those months, and is paid during the following January, then for federal income tax purposes the dividend will be treated as having been both paid and received on December 31 of the prior taxable year.  A distribution which is not pro rata within a class of our beneficial interests entitled to a distribution, or which is not consistent with the rights to distributions among our classes of beneficial interests, is a preferential distribution that is not taken into consideration for purposes of the distribution requirements, and accordingly the payment of a preferential distribution could affect our ability to meet the distribution requirements.  Taking into account our distribution policies, including the dividend reinvestment plan we have adopted, we do not believe that we have made or will make any preferential distributions.  The distribution requirements may be waived by the IRS if a REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax discussed below.  To the extent that we do not distribute all of our net capital gain and all of our “real estate investment trust taxable income,” as adjusted, we will be subject to federal income tax at regular corporate rates on undistributed amounts.

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

If we do not have enough cash or other liquid assets to meet the 90% distribution requirements, or if we so choose, we may find it necessary or desirable to arrange for new debt or equity financing to provide funds for required distributions in order to maintain our REIT status.  We can provide no assurance that financing would be available for these purposes on favorable terms, if at all.

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

Under Section 108(i) of the IRC, we elected to defer approximately $64 million of 2009 taxable income arising from our repurchase and retirement of a portion of our outstanding debt.  We are required to recognize this deferred income ratably over a five-year period that commenced in 2014.  As a REIT, the amount and timing of our receipt of earnings and profits generally will follow the amount and timing of our deferred recognition of taxable income pursuant to the election.

Acquisition of C Corporations

In 2005, we purchased a hotel in Puerto Rico.  In order to acquire the Puerto Rican hotel, we acquired all of the outstanding stock of a C corporation that owned that hotel as its primary asset.  Upon our acquisition, the acquired C corporation became our qualified REIT subsidiary under Section 856(i) of the IRC.  Thus, after the 2005 acquisition, all assets, liabilities and items of income, deduction and credit of the acquired corporation have been treated as ours for purposes of the various REIT qualification tests described above.  In our acquisitions of the stock of C corporations, we are generally treated as the successor to the acquired corporation’s federal income tax attributes, such as its adjusted tax bases in its assets and its C corporation earnings and profits.  However, because we made an election under Section 338(g) of the IRC in respect of this acquired Puerto Rican corporation, we neither succeeded to its earnings and profits, nor acquired any built-in gain in this former C corporation’s assets.

On each of January 31, 2007 and January 31, 2012, we acquired all of the outstanding stock of a C corporation.  At the time of those acquisitions, those C corporations directly or indirectly owned all of the outstanding equity interests in various corporate and noncorporate subsidiaries.  Upon these acquisitions, except to the extent we made an applicable TRS election, each of the acquired entities generally became either our qualified REIT subsidiary under Section 856(i) of the IRC or a disregarded entity under Treasury regulations issued under Section 7701 of the IRC.  Thus, after the acquisition, all assets, liabilities and items of income, deduction and credit of the acquired and then disregarded entities have been treated as ours for purposes of the various REIT qualification tests described above.  In addition, we generally were treated as the successor to the acquired and then disregarded entities’ federal income tax attributes, such as those entities’ adjusted tax bases in their assets and their depreciation schedules; we were also treated as the successor to the acquired and then disregarded entities’ earnings and profits for federal income tax purposes, if any.

Built-in Gains from C Corporations.  As described above, notwithstanding our qualification and taxation as a REIT, we may still be subject to corporate taxation if we dispose of assets previously held by present or former C corporations.  Specifically, if we acquire an asset from a corporation in a transaction in which our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of that asset in the hands of a present or former C corporation, and if we subsequently recognize gain on the disposition of that asset during a specified period (generally ten years) beginning on the date on which the asset ceased to be owned by the C corporation, then we will generally pay tax at the highest regular corporate tax rate, currently 35%, on the lesser of (a) the excess, if any, of the asset’s fair market value over its adjusted tax basis, each determined as of the time the asset ceased to be owned by the C corporation or (b) our gain recognized in the disposition.  Accordingly, any taxable disposition of an asset so acquired during the specified period (generally ten years) could be subject to tax under these rules.  However, except as described below, we have not disposed, and have no present plan or intent to dispose, of any material assets acquired in such transactions.

In the case of assets acquired in the January 31, 2007 acquisition, any built-in gain subject to tax may generally be reduced by net operating loss carryforwards that we inherited in that acquisition. Other than the assets we distributed in our spin off of TA and a Virginia property taken in August 2013 by eminent domain proceedings (for which we believe no built-in gains tax applied because of a shortened recognition period available to taxpayers in 2013), we have not disposed of, and have no present plan or intent to dispose of, any other assets acquired in the January 31, 2007 acquisition.

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

Although Sullivan & Worcester LLP is unable to render an opinion on factual determinations such as the amount of our undistributed earnings and profits, we have computed or retained accountants to compute the amount of undistributed earnings and profits that we inherited in our corporate acquisitions.  Based on these calculations, we believe that we did not inherit any undistributed earnings and profits that remained undistributed at the end of the applicable tax year.  However, there can be no assurance that the IRS would not, upon subsequent examination, propose adjustments to our calculation of the undistributed earnings and profits that we inherited, including adjustments that might be deemed necessary by the IRS as a result of its examination of the companies we acquired.  In any such examination, the IRS might consider all taxable years of the acquired entities as open for review for purposes of its proposed adjustments.  If it is subsequently determined that we had undistributed earnings and profits as of the end of the applicable tax year, we may be eligible for a relief provision similar to the “deficiency dividends” procedure described above.  To utilize this relief provision, we would have to pay an interest charge for the delay in distributing the undistributed earnings and profits; in addition, we would be required to distribute to our shareholders, in addition to our other REIT distribution requirements, the amount of the undistributed earnings and profits less the interest charge paid.

Depreciation and Federal Income Tax Treatment of Leases

Our initial tax bases in our assets will generally be our acquisition cost.  We will generally depreciate our depreciable real property on a straight-line basis over forty years and our personal property over the applicable shorter periods.  These depreciation schedules may vary for properties that we acquire through tax-free or carryover basis acquisitions.

We are entitled to depreciation deductions from our facilities only if we are treated for federal income tax purposes as the owner of the facilities.  This means that the leases of the facilities must be classified for federal income tax purposes as true leases, rather than as sales or financing arrangements, and we believe this to be the case.

Distributions to our Shareholders

As discussed above, we expect to make distributions to our shareholders from time to time.  These distributions may include cash distributions, in kind distributions of property, and deemed or constructive distributions resulting from capital market activities.  The United States federal income tax treatment of our distributions will vary based on the status of the recipient shareholder as more fully described below under “Taxation of Taxable U.S. Shareholders,” “Taxation of Tax-Exempt U.S. Shareholders,” and “Taxation of Non-U.S. Shareholders.”

A redemption of our shares (including our preferred shares) for cash only will be treated as a distribution under Section 302 of the IRC, and hence taxable as a dividend to the extent of our available current or accumulated earnings and profits, unless the redemption satisfies one of the tests set forth in Section 302(b) of the IRC enabling the redemption to be treated as a sale or exchange of the shares.  The redemption for cash only will be treated as a sale or exchange if it (a) is “substantially disproportionate” with respect to the surrendering shareholder’s ownership in us, (b) results in a “complete termination” of the surrendering shareholder’s entire share interest in us, or (c) is “not essentially equivalent to a dividend” with respect to the surrendering shareholder, all within the meaning of Section 302(b) of the IRC.  In determining whether any of these tests have been met, a shareholder must generally take into account shares considered to be owned by such shareholder by reason of constructive ownership rules set forth in the IRC, as well as shares actually owned by such shareholder.  In addition, if a redemption is treated as a distribution under the preceding tests, then a shareholder’s tax basis in the redeemed shares generally will be transferred to the shareholder’s remaining shares in us, if any, and if such shareholder owns no other shares in us, such basis generally may be transferred to a related person or may be lost entirely.  Because the determination as to whether a shareholder will satisfy any of the tests of Section 302(b) of the IRC depends upon the facts and circumstances at the time that our shares are redeemed, we urge you to consult your own tax advisor to determine your particular tax treatment of any redemption.

The conversion formula of our Series D cumulative redeemable preferred shares and our convertible senior notes may be adjusted under a number of circumstances; adjustments may include changes in the type or amount of consideration a holder receives upon conversion.  Section 305 of the IRC treats some of these adjustments as constructive distributions, in which case they would be taxable in a similar manner to actual distributions.  In general, a holder of our Series D cumulative redeemable preferred shares or our convertible senior notes would be deemed to receive a constructive distribution if the conversion price is adjusted for a taxable distribution to the holders of common shares.  Such a holder’s adjusted tax basis in, as applicable, the Series D cumulative redeemable preferred shares or the convertible senior notes would be increased by constructive distributions that are taxable as dividends or gain, and would be unaffected by constructive distributions that are nontaxable returns of capital. Conversely, a failure to appropriately adjust the conversion price of, as applicable, our Series D cumulative redeemable preferred shares or convertible senior notes could result in a constructive distribution to shareholders that hold our common shares, which would be taxable to them in a similar manner as actual distributions.  A holder may also receive a constructive distribution if a conversion of its Series D cumulative redeemable preferred shares or its convertible senior notes is accompanied by a change in the conversion formula.

Taxation of Taxable U.S. Shareholders

For noncorporate U.S. shareholders, to the extent that their total adjusted income does not exceed applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 15%.  For those noncorporate U.S. shareholders whose total adjusted income exceeds the applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 20%.  However, because we are not generally subject to federal income tax on the portion of our “real estate investment trust taxable income” distributed to our shareholders, dividends on our shares generally are not eligible for such preferential tax rates.  As a result, our ordinary dividends continue to be taxed at the higher federal income tax rates applicable to ordinary income.  To summarize, the preferential federal income tax rates for long-term capital gains and for qualified dividends generally apply to:

(1)	long-term capital gains, if any, recognized on the disposition of our shares;
(2)

our distributions designated as long-term capital gain dividends (except to the extent attributable to real estate depreciation recapture, in which case the distributions are subject to a maximum 25% federal income tax rate);

(3)	our dividends attributable to dividend income, if any, received by us from C corporations such as TRSs;
(4)	our dividends attributable to earnings and profits that we inherit from C corporations; and
(5)	our dividends to the extent attributable to income upon which we have paid federal corporate income tax (such as sale gains subject to the 35% built-in gains tax), net of the corporate taxes thereon.

As long as we qualify as a REIT for United States federal income tax purposes, a distribution to our U.S. shareholders (including any constructive distributions on our common shares, on our series D cumulative redeemable preferred shares, or on our convertible senior notes) that we do not designate as a capital gain dividend generally will be treated as an ordinary income dividend to the extent of our available current or accumulated earnings and profits.  Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends generally will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year.  However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the IRC.

In addition, we may elect to retain net capital gain income and treat it as constructively distributed.  In that case:

(1)	we will be taxed at regular corporate capital gains tax rates on retained amounts;
(2)	each U.S. shareholder will be taxed on its designated proportionate share of our retained net capital gains as though that amount were distributed and designated a capital gain dividend;
(3)	each U.S. shareholder will receive a credit or refund for its designated proportionate share of the tax that we pay;
(4)

each U.S. shareholder will increase its adjusted basis in our shares by the excess of the amount of its proportionate share of these retained net capital gains over the U.S. shareholder’s proportionate share of the tax that we pay; and

(5)	both we and our corporate shareholders will make commensurate adjustments in our respective earnings and profits for federal income tax purposes.

If we elect to retain our net capital gains in this fashion, we will notify our U.S. shareholders of the relevant tax information within sixty days after the close of the affected taxable year.

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

Distributions in excess of current or accumulated earnings and profits will not be taxable to a U.S. shareholder to the extent that they do not exceed the shareholder’s adjusted tax basis in the shareholder’s shares, but will reduce the shareholder’s basis in those shares.  To the extent that these excess distributions exceed a U.S. shareholder’s adjusted basis in our shares, they will be included in income as capital gain, with long-term gain generally taxed to noncorporate U.S. shareholders at preferential maximum rates.  No U.S. shareholder may include on its federal income tax return any of our net operating losses or any of our capital losses.

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

A U.S. shareholder will generally recognize gain or loss equal to the difference between the amount realized and the shareholder’s adjusted basis in our shares that are sold or exchanged.  This gain or loss will be capital gain or loss, and will be long-term capital gain or loss if the shareholder’s holding period in our shares exceeds one year.  In addition, any loss upon a sale or exchange of our shares held for six months or less will generally be treated as a long-term capital loss to the extent of our long-term capital gain dividends paid on such shares during the holding period.

In contrast to the typical redemption of preferred shares for cash only, as discussed above, if a U.S. shareholder receives a number of our common shares as a result of a conversion or repurchase of Series D cumulative redeemable preferred shares, then the transaction will be treated as a recapitalization. As such, the shareholder would recognize income or gain only to the extent of the lesser of (a) the excess, if any, of the value of the cash and common shares received over such shareholder’s adjusted tax basis in its Series D cumulative redeemable preferred shares surrendered or (b) the cash received.  Any cash a shareholder receives, up to the amount of income or gain recognized, would generally be characterized as a dividend to the extent that a surrender of Series D cumulative redeemable preferred shares to us for cash only would be taxable as a dividend, taking into account the surrendering shareholder’s continuing actual or constructive ownership interest in our shares, if any, as discussed above, and the balance of the recognized amount, if any, will be gain.  A U.S. shareholder’s basis in its common shares received would be equal to the basis for its Series D cumulative redeemable preferred shares surrendered, less any cash received, plus any income or gain recognized.  A U.S. shareholder’s holding period in the common shares received would be the same as the holding period for its Series D cumulative redeemable preferred shares surrendered.  If, in addition to common shares, upon conversion or repurchase a U.S. shareholder receives rights or warrants to acquire our common shares or other of our securities, then the receipt of the rights or warrants may be taxable, and we encourage you to consult your tax advisor as to the consequences of the receipt of rights or warrants upon conversion or repurchase.

A U.S. shareholder generally will not recognize any income, gain or loss upon conversion of Series D cumulative redeemable preferred shares into common shares except with respect to cash, if any, received in lieu of a fractional common share.  A U.S. shareholder’s basis in its common shares received would be equal to the basis for its Series D cumulative redeemable preferred shares surrendered, less any basis allocable to any fractional share exchanged for cash.  A U.S. shareholder’s holding period in the common shares received would be the same as the holding period for its Series D cumulative redeemable preferred shares surrendered.  Any cash received in lieu of a fractional common share upon conversion will be treated as a payment in exchange for the fractional common share.  Accordingly, receipt of cash in lieu of a fractional share generally will result in capital gain or loss, measured by the difference between the cash received for the fractional share and the adjusted tax basis attributable to the fractional share.  If, in addition to common shares, upon conversion a U.S. shareholder receives rights or warrants to acquire our common shares or other of our securities, then the receipt of the rights or warrants may be taxable, and we encourage you to consult your tax advisor as to the consequences of the receipt of rights or warrants upon conversion.

U.S. shareholders who are individuals, estates or trusts are generally required to pay a 3.8% Medicare tax on their net investment income (which is calculated by including dividends on and gains from the sale or other disposition of our shares), or in the case of estates and trusts on their net investment income that is not distributed, in each case to the extent that their total adjusted income exceeds applicable thresholds.

If a U.S. shareholder recognizes a loss upon a disposition of our shares in an amount that exceeds a prescribed threshold, it is possible that the provisions of Treasury regulations involving “reportable transactions” could apply, with a resulting requirement to separately disclose the loss-generating transaction to the IRS.  These Treasury regulations are written quite broadly, and apply to many routine and simple transactions.  A reportable transaction currently includes, among other things, a sale or exchange of our shares resulting in a tax loss in excess of (a) $10 million in any single year or $20 million in any combination of years in the case of our shares held by a C corporation or by a partnership with only C corporation partners or (b) $2 million in any single year or $4 million in any combination of years in the case of our shares held by any other partnership or an S corporation, trust or individual, including losses that flow through pass through entities to individuals.  A taxpayer discloses a reportable transaction by filing IRS Form 8886 with its federal income tax return and, in the first year of filing, a copy of Form 8886 must be sent to the IRS’s Office of Tax Shelter Analysis.  The penalty for failing to disclose a reportable transaction is generally $10,000 in the case of a natural person and $50,000 in any other case.

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

Taxation of Tax-Exempt U.S. Shareholders

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

Subject to the pension-held REIT rules discussed below, our distributions made to shareholders that are tax-exempt pension plans, individual retirement accounts or other qualifying tax-exempt entities should not constitute UBTI, provided that the shareholder has not financed its acquisition of our shares with “acquisition indebtedness” within the meaning of the IRC, that the shares are not otherwise used in an unrelated trade or business of the tax-exempt entity, and that, consistent with our present intent, we do not hold a residual interest in a real estate mortgage investment conduit.

Any trusts that are described in Section 401(a) of the IRC and are tax-exempt under Section 501(a) of the IRC, or tax-exempt pension trusts, that own more than 10% by value of a “pension-held REIT” at any time during a taxable year may be required to treat a percentage of all dividends received from the pension-held REIT during the year as UBTI.  This percentage is equal to the ratio of:

(1)

the pension-held REIT’s gross income derived from the conduct of unrelated trades or businesses, determined as if the pension-held REIT were a tax-exempt pension trust, less direct expenses related to that income, to

(2)	the pension-held REIT’s gross income from all sources, less direct expenses related to that income,

except that this percentage shall be deemed to be zero unless it would otherwise equal or exceed 5%.

A REIT is a pension-held REIT if:

•	the REIT is “predominantly held” by tax-exempt pension trusts; and
•

the REIT would fail to satisfy the “closely held” ownership requirement, discussed above in “REIT Qualification Requirements,” if the stock or beneficial interests in the REIT held by tax-exempt pension trusts were viewed as held by the tax-exempt pension trusts rather than by their respective beneficiaries.

A REIT is predominantly held by tax-exempt pension trusts if at least one tax-exempt pension trust owns more than 25% by value of the interests in such REIT, or if one or more tax-exempt pension trusts, each owning more than 10% by value of the interests in such REIT, own in the aggregate more than 50% by value of the interests in such REIT.  Because of the share ownership concentration restrictions contained in our declaration of trust and bylaws, we believe that we are not and will not become a pension-held REIT and accordingly, the tax treatment described above should be inapplicable to our tax-exempt shareholders.  However, because our shares are publicly traded, we cannot completely control whether or not we are or will become a pension-held REIT.

Social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans exempt from federal income taxation under Sections 501(c)(7), (c)(9), (c)(17) and (c)(20) of the IRC, respectively, are subject to different UBTI rules, which generally will require them to characterize distributions from a REIT as UBTI.  In addition, these prospective investors should consult their own tax advisors concerning any “set aside” or reserve requirements applicable to them.

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

In general, a non-U.S. shareholder will be subject to regular United States federal income tax in the same manner as a U.S. shareholder with respect to its investment in our shares if that investment is effectively connected with the non-U.S. shareholder’s conduct of a trade or business in the United States (and, if provided by an applicable income tax treaty, is attributable to a permanent establishment or fixed base the non-U.S. shareholder maintains in the United States).  In addition, a corporate non-U.S. shareholder that receives income that is or is deemed effectively connected with a trade or business in the United States may also be subject to the 30% branch profits tax under Section 884 of the IRC, or lower applicable tax treaty rate, which is payable in addition to regular United States federal corporate income tax.  The balance of this discussion of the United States federal income taxation of non-U.S. shareholders addresses only those non-U.S. shareholders whose investment in our shares is not effectively connected with the conduct of a trade or business in the United States.

A distribution by us to a non-U.S. shareholder that is not attributable to gain from the sale or exchange of a United States real property interest and that is not designated as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of current or accumulated earnings and profits.  A distribution of this type will generally be subject to United States federal income tax and withholding at the rate of 30%, or at a lower rate if the non-U.S. shareholder has in the manner prescribed by the IRS demonstrated to the applicable withholding agent its entitlement to benefits under a tax treaty.  In the case of any in kind distributions of property, the applicable withholding agent will have to collect the amount required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the non-U.S. shareholder would otherwise receive, and the non-U.S. shareholder may bear brokerage or other costs for this withholding procedure.  Because we cannot determine our current and accumulated earnings and profits until the end of the taxable year, withholding at the rate of 30% or applicable lower treaty rate will generally be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate as a capital gain dividend.  Notwithstanding this withholding on distributions in excess of our current and accumulated earnings and profits, these distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder’s adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares.  To the extent that distributions in excess of current and accumulated earnings and profits exceed the non-U.S. shareholder’s adjusted basis in our shares, the distributions will give rise to tax liability if the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of these shares, as discussed below.  A non-U.S. shareholder may seek a refund from the IRS of amounts withheld on distributions to it in excess of our current and accumulated earnings and profits.

From time to time, some of our distributions may be attributable to the sale or exchange of United States real property interests.  However, capital gain dividends that are received by a non-U.S. shareholder, as well as dividends attributable to our sales of United States real property interests, will be subject to the taxation and withholding regime applicable to ordinary income dividends and the branch profits tax will not apply, provided that (a) these dividends are received with respect to a class of shares that is “regularly traded” on a domestic “established securities market” such as the New York Stock Exchange, or the NYSE, both terms as defined by applicable Treasury regulations, and (b) the non-U.S. shareholder does not own more than 5% of that class of shares at any time during the one-year period ending on the date of distribution of the applicable capital gain and United States real property interest dividends.  If both of these provisions are satisfied, qualifying non-U.S. shareholders will not be subject to withholding either on capital gain dividends or on dividends that are attributable to our sales of United States real property interests as though those amounts were effectively connected with a United States trade or business, and qualifying non-U.S. shareholders will not be required to file United States federal income tax returns or pay branch profits tax in respect of these dividends.  Instead, these dividends will be subject to United States federal income tax and withholding as ordinary dividends, currently at a 30% tax rate unless, as discussed below, reduced by an applicable treaty.  Although there can be no assurance in this regard, we believe that our common shares and each class of our preferred shares have been and will remain “regularly traded” on a domestic “established securities market” within the meaning of applicable Treasury regulations; however, we can provide no assurance that our shares will continue to be “regularly traded” on a domestic “established securities market” in future taxable years.

Except as discussed above, for any year in which we qualify as a REIT, distributions that are attributable to gain from the sale or exchange of a United States real property interest are taxed to a non-U.S. shareholder as if these distributions were gains effectively connected with a trade or business in the United States conducted by the non-U.S. shareholder.  Accordingly, a non-U.S. shareholder that does not qualify for the special rule above (a) will be taxed on these amounts at the normal capital gain and other tax rates applicable to a U.S. shareholder, subject to any applicable alternative minimum tax and to a special alternative minimum tax in the case of nonresident alien individuals, (b) will be required to file a United States federal income tax return reporting these amounts, even if applicable withholding is imposed as described below, and (c) if such non-U.S. shareholder is also a corporation, it may owe the 30% branch profits tax under Section 884 of the IRC, or lower applicable tax treaty rate, in respect of these amounts.  The applicable withholding agent will be required to withhold from distributions to such non-U.S. shareholders, and remit to the IRS, 35% of the maximum amount of any distribution that could be designated as a capital gain dividend.  In addition, for purposes of this withholding rule, if we designate prior distributions as capital gain dividends, then subsequent distributions up to the amount of the designated prior distributions will be treated as capital gain dividends.  The amount of any tax withheld is creditable against the non-U.S. shareholder’s United States federal income tax liability, and the non-U.S. shareholder may file for a refund from the IRS of any amount of withheld tax in excess of that tax liability.

A special “wash sale” rule may apply to a non-U.S. shareholder who owns any class of our shares if (a) the non-U.S. shareholder owns more than 5% of that class of shares at any time during the one-year period ending on the date of the distribution described below, or (b) that class of our shares is not, within the meaning of applicable Treasury regulations, “regularly traded” on a domestic “established securities market” such as the NYSE.  Although there can be no assurance in this regard, we believe that our common shares and each class of our preferred shares have been and will remain “regularly traded” on a domestic “established securities market” within the meaning of applicable Treasury regulations, all as discussed above; however, we can provide no assurance that our shares will continue to be “regularly traded” on a domestic “established securities market” in future taxable years.  We thus anticipate this wash sale rule will apply, if at all, only to a non-U.S. shareholder that owns more than 5% of either our common shares or any class of our preferred shares.  Such a non-U.S. shareholder will be treated as having made a “wash sale” of our shares if it (a) disposes of an interest in our shares during the thirty days preceding the ex-dividend date of a distribution by us that, but for such disposition, would have been treated by the non-U.S. shareholder in whole or in part as gain from the sale or exchange of a United States real property interest, and then (b) acquires or enters into a contract to acquire a substantially identical interest in our shares, either actually or constructively through a related party, during the sixty-one day period beginning thirty days prior to the ex-dividend date.  In the event of such a wash sale, the non-U.S. shareholder will have gain from the sale or exchange of a United States real property interest in an amount equal to the portion of the distribution that, but for the wash sale, would have been a gain from the sale or exchange of a United States real property interest.  As discussed above, a non-U.S. shareholder’s gain from the sale or exchange of a United States real property interest can trigger increased United States taxes, such as the branch profits tax applicable to non-U.S. corporations, and increased United States tax filing requirements.

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

Tax treaties may reduce the withholding obligations on our distributions.  Under some treaties, however, rates below 30% that are applicable to ordinary income dividends from United States corporations may not apply to ordinary income dividends from a REIT or may apply only if the REIT meets specified additional conditions.  A non-U.S. shareholder must generally use an applicable IRS Form W-8, or substantially similar form, to claim tax treaty benefits.  If the amount of tax withheld with respect to a distribution to a non-U.S. shareholder exceeds the shareholder’s United States federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS.  The 35% withholding tax rate discussed above on some capital gain dividends corresponds to the maximum income tax rate applicable to corporate non-U.S. shareholders but is higher than the current preferential maximum rates on capital gains generally applicable to noncorporate non-U.S. shareholders.  Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity and whether the entity or its owners are entitled to benefits under the tax treaty.  In the case of any constructive distributions or in kind distributions of property, the applicable withholding agent may collect the amount required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the non-U.S. shareholder would otherwise receive or own if the cash portion of any such distribution is not sufficient to cover the withholding liability, and the non-U.S. shareholder may bear brokerage or other costs for this withholding procedure.

Non-U.S. shareholders should generally be able to treat amounts we designate as retained but constructively distributed capital gains in the same manner as actual distributions of capital gain dividends by us.  In addition, a non-U.S. shareholder should be able to offset as a credit against its federal income tax liability the proportionate share of the tax paid by us on such retained but constructively distributed capital gains.  A non-U.S. shareholder may file for a refund from the IRS for the amount that the non-U.S. shareholder’s proportionate share of tax paid by us exceeds its federal income tax liability on the constructively distributed capital gains.

If our shares are not “United States real property interests” within the meaning of Section 897 of the IRC, then a non-U.S. shareholder’s gain on the sale of these shares (including for this purpose a conversion of our Series D cumulative redeemable preferred shares or our convertible senior notes into common shares) generally will not be subject to United States federal income taxation, except that a nonresident alien individual who was in the United States for 183 days or more during the taxable year may be subject to a 30% tax on this gain.  Our shares will not constitute a United States real property interest if we are a “domestically controlled REIT.” A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% of the fair market value of the outstanding shares was directly or indirectly held by foreign persons.  We believe that we have been and will remain a domestically controlled REIT and thus a non-U.S. shareholder’s gain on a  sale of our shares will not be subject to United States federal income taxation.  However, because our shares are publicly traded, we can provide no assurance that we have been or will remain a domestically controlled REIT.  If we are not a domestically controlled REIT, a non-U.S. shareholder’s gain on the sale of our shares will not be subject to United States federal income taxation as a sale of a United States real property interest, if that class of shares is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market such as the NYSE, and the non-U.S. shareholder has at all times during the preceding five years owned 5% or less by value of that class of shares.  In this regard, because the shares held by others may be redeemed, a non-U.S. shareholder’s percentage interest in a class of our shares may increase even if it acquires no additional shares in that class.  If the gain on the sale of our shares were subject to United States federal income taxation, the non-U.S. shareholder will generally be subject to the same treatment as a U.S. shareholder with respect to its gain and will be required to file a United States federal income tax return reporting that gain; in addition, a corporate non-U.S. shareholder might owe branch profits tax under Section 884 of the IRC.  A purchaser of our shares from a non-U.S. shareholder will not be required to withhold on the purchase price if the purchased shares are regularly traded on an established securities market or if we are a domestically controlled REIT.  Otherwise, a purchaser of our shares from a non-U.S. shareholder may be required to withhold 10% of the purchase price paid to the non-U.S. shareholder and to remit the withheld amount to the IRS.

Information Reporting, Backup Withholding, and Foreign Account Withholding

Information reporting, backup withholding, and foreign account withholding may apply to distributions or proceeds paid to our shareholders under the circumstances discussed below.  If a shareholder is subject to backup or other United States federal income tax withholding, then the applicable withholding agent will be required to withhold the appropriate amount with respect to a deemed or constructive distribution or a distribution in kind even though there is insufficient cash from which to satisfy the withholding obligation.  To satisfy this withholding obligation, the applicable withholding agent may collect the amount of United States federal income tax required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the shareholder would otherwise receive or own, and the shareholder may bear brokerage or other costs for this withholding procedure.

The backup withholding rate is currently 28%.  Amounts withheld under backup withholding are generally not an additional tax and may be refunded by the IRS or credited against the shareholder’s federal income tax liability.  A U.S. shareholder may be subject to backup withholding when it receives distributions on our shares or proceeds upon the sale, exchange, redemption, retirement or other disposition of our shares, unless the U.S. shareholder properly executes, or has previously properly executed, under penalties of perjury an IRS Form W-9 or substantially similar form that:

•	provides the U.S. shareholder’s correct taxpayer identification number; and
•

certifies that the U.S. shareholder is exempt from backup withholding because it comes within an enumerated exempt category, it has not been notified by the IRS that it is subject to backup withholding, or it has been notified by the IRS that it is no longer subject to backup withholding.

If the U.S. shareholder has not provided and does not provide its correct taxpayer identification number on an IRS Form W-9 or substantially similar form, it may be subject to penalties imposed by the IRS, and the applicable withholding agent may have to withhold a portion of any distributions or proceeds paid to such U.S. shareholder.  Unless the U.S. shareholder has established on a properly executed IRS Form W-9 or substantially similar form that it comes within an enumerated exempt category, distributions or proceeds on our shares paid to it during the calendar year, and the amount of tax withheld, if any, will be reported to it and to the IRS.

Distributions on our shares to a non-U.S. shareholder during each calendar year and the amount of tax withheld, if any, will generally be reported to the non-U.S. shareholder and to the IRS.  This information reporting requirement applies regardless of whether the non-U.S. shareholder is subject to withholding on distributions on our shares or whether the withholding was reduced or eliminated by an applicable tax treaty.  Also, distributions paid to a non-U.S. shareholder on our shares may be subject to backup withholding, unless the non-U.S. shareholder properly certifies to us or the applicable withholding agent its non-U.S. shareholder status on an IRS Form W-8 or substantially similar form.  Information reporting and backup withholding will not apply to proceeds a non-U.S. shareholder receives upon the sale, exchange, redemption, retirement or other disposition of our shares, if the non-U.S. shareholder properly certifies its non-U.S. shareholder status on an IRS Form W-8 or substantially similar form.  Even without having executed an IRS Form W-8 or substantially similar form, however, in some cases information reporting and backup withholding will not apply to proceeds that a non-U.S. shareholder receives upon the sale, exchange, redemption, retirement or other disposition of our shares if the non-U.S. shareholder receives those proceeds through a broker’s foreign office.

Non-United States financial institutions and other non-United States entities are subject to diligence and reporting requirements for purposes of identifying accounts and investments held directly or indirectly by United States persons.  The failure to comply with these additional information reporting, certification and other requirements could result in a 30% withholding tax on applicable payments to non-United States persons.  In particular, a payee that is a foreign financial institution that is subject to the diligence and reporting requirements described above must enter into an agreement with the United States Department of the Treasury requiring, among other things, that it undertake to identify accounts held by “specified United States persons” or “United States owned foreign entities” (each as defined in the IRC), annually report information about such accounts, and withhold 30% on applicable payments to noncompliant foreign financial institutions and account holders.  Foreign financial institutions located in jurisdictions that have an intergovernmental agreement with the United States with respect to these requirements may be subject to different rules.  The foregoing withholding regime generally applies to payments of dividends on our shares, and is expected to generally apply to other “withholdable payments” (including payments of gross proceeds from a sale or other disposition of our shares) made after December 31, 2016.  Non-U.S. shareholders and shareholders who hold our shares through a non-United States intermediary are encouraged to consult with their tax advisor regarding foreign account tax compliance.

Other Tax Considerations

Our tax treatment and that of our shareholders may be modified by legislative, judicial or administrative actions at any time, which actions may be retroactive in effect.  The rules dealing with federal income taxation are constantly under review by the United States Congress, the IRS and the United States Department of the Treasury, and statutory changes, new regulations, revisions to existing regulations and revised interpretations of established concepts are issued frequently.  Likewise, the rules regarding taxes other than United States federal income taxes may also be modified.  No prediction can be made as to the likelihood of passage of new tax legislation or other provisions, or the direct or indirect effect on us and our shareholders.  Revisions to tax laws and interpretations of these laws could adversely affect our ability to qualify and be taxed as a REIT, as well as the tax or other consequences of an investment in our shares.  We and our shareholders may also be subject to taxation by state, local or other jurisdictions, including those in which we or our shareholders transact business or reside.  These tax consequences may not be comparable to the United States federal income tax consequences discussed above.

ERISA PLANS, KEOGH PLANS AND INDIVIDUAL RETIREMENT ACCOUNTS

General Fiduciary Obligations

Fiduciaries of a pension, profit-sharing or other employee benefit plan subject to Title I of the Employee Retirement Income Security Act of 1974, as amended, or ERISA, must consider whether:

•	their investment in our shares or other securities satisfies the diversification requirements of ERISA;
•	the investment is prudent in light of possible limitations on the marketability of our shares;
•	they have authority to acquire our shares or other securities under the applicable governing instrument and Title I of ERISA; and
•	the investment is otherwise consistent with their fiduciary responsibilities.

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

“Plan Assets” Considerations

The United States Department of Labor has issued a regulation defining “plan assets.” The regulation generally provides that when an ERISA or non-ERISA plan acquires a security that is an equity interest in an entity and that security is neither a “publicly offered security” nor a security issued by an investment company registered under the Investment Company Act of 1940, as amended, the ERISA plan’s or non-ERISA plan’s assets include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless it is established either that the entity is an operating company or that equity participation in the entity by benefit plan investors is not significant.

Debt instruments that we issue with any “substantial equity feature” will be treated as an equity interest for this purpose. However, an example in the applicable regulations concludes that a convertible debt instrument issued by a corporation, apparently on conventional terms, would not be treated as an equity interest because the conversion feature was deemed “incidental” to the issuer’s obligation to pay principal and interest. Based on the foregoing, our counsel, Sullivan & Worcester LLP, has opined that, while the matter is not free from doubt, our 3.80% convertible senior notes due 2027 will not be treated as equity interests under ERISA’s plan assets rules.  This opinion is conditioned upon certain assumptions and representations, as discussed above in “United States Federal Income Tax Considerations—Taxation as a REIT.”

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

Assuming that each class of our shares will be “widely held” and that no other facts and circumstances exist that restrict transferability of these shares, we have received an opinion of  our counsel, Sullivan & Worcester LLP, that our shares will not fail to be “freely transferable” for purposes of the regulation due to the restrictions on transfer of our shares under our declaration of trust and bylaws and that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be “plan assets” of any ERISA plan or non-ERISA plan that acquires our shares in a public offering.  This opinion is conditioned upon certain assumptions and representations, as discussed above in “United States Federal Income Tax Considerations—Taxation as a REIT.”

Item 1A.  Risk Factors

Our business faces many risks. The risks described below may not be the only risks we face but are the risks we know of that we believe may be material at this time. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in the following risks occurs, our business, financial condition or results of operations could suffer and the trading price of our securities could decline. Investors and prospective investors should consider the following risks and the information contained under the heading “Warning Concerning Forward Looking Statements” before deciding whether to invest in our securities.

Risks Related to Our Business

The U.S. economy has recently experienced a recession and the recovery to date has been slow, unsteady and incomplete and the operating performance of our properties has not fully recovered, which has adversely impacted our managers and tenants and may jeopardize their abilities to pay our returns and rents.

The U.S. economy has recently experienced a recession and the recovery to date has been slow, unsteady and incomplete, which has created volatile market conditions, resulted in a decrease in availability of credit and led to the insolvency, closure or acquisition of a number of financial institutions. While the markets currently show signs of stabilizing and growth, it remains unclear when the economy will fully recover to pre-recession levels.

Our properties are operated in two segments of the economy which were severely impacted by the recent recession. Most hotels rent rooms on a daily basis and hotels are among the first businesses to be impacted by general economic weakness. Although the U.S. hotel industry has experienced annual gains in occupancy, revenues and profitability when compared to the preceding year since 2011, revenues and profitability at our hotels have not fully recovered to their pre-recession levels.

Our travel centers primarily provide goods and services to the trucking industry. The slowdown in the construction industry and reduced consumer spending resulting from the recent recession continue to adversely impact the trucking industry which provides customers to our travel centers. Increases in global trade have historically mitigated the adverse impact of economic slowdowns upon the travel center business, but world trade was seriously and negatively impacted during the recent recession and this slowing continues to adversely affect business at our travel centers. Although the level of trucking activity and business activity at our travel centers improved since the recession, they are still below their pre-recession levels. Further, recent improvements in U.S. export activity have been driven in large part by increased sales of natural resources, such as coal, and by other products that typically are not transported by trucks; and, accordingly, such increased export activity has not resulted in proportional increases in trucking activity within the United States.

Continued or renewed economic weakness in the U.S. economy generally or a new recession would likely adversely affect our financial condition and that of our managers and tenants, and could impact the ability of our managers and tenants to pay our returns and rents.

Certain of our rents and returns are guaranteed by the parent companies of our managers and tenants, but these guarantees may not ensure that payments due to us will be made.

Certain of our rents and returns are guaranteed by the parent companies of our managers and tenants. However, several of these guarantees are limited by dollar amounts and in duration; for example, our guaranty from Marriott for 68 hotels is limited to $40.0 million (of which $30.7 million remained available at December 31, 2014) and expires on December 31, 2019, our guaranty from Wyndham is limited to $35.7 million (of which $6.6 million remained available at December 31, 2014) and expires on July 28, 2020, our guaranty from Hyatt is limited to $50.0 million (of which

$12.1 million remained available at December 31, 2014) and our guaranty from Carlson is limited to $40.0 million (of which $21.0 million remained available at December 31, 2014). If our Marriott, Wyndham, Hyatt and Carlson properties continue to produce less operating income than the guaranteed amounts of our minimum rents or returns for extended periods, these guarantees may be exhausted. Also, because the large majority of TA’s business consists of operating properties leased from us, in the event TA does not earn sufficient income from our travel centers it may not have sufficient resources independent of these leaseholds to pay its guaranty obligations to us. Despite the existence of parent companies’ guarantees of our tenants’ and managers’ obligations to us, we cannot assure that these obligations will be paid.

Certain of our rents and returns are guaranteed with security deposits that if used to cover shortfalls in our minimum rents and returns will not provide cash flow to us.

We originally held a $64.7 million deposit from Marriott under our Marriott No. 234 agreement, which requires annual minimum returns to us of $105.9 million. The security deposit from Marriott has been exhausted and the Marriott guaranty is limited to 90% of minimum returns due to us.  The balance of this guaranty was $30.7 million as of December 31, 2014.

We originally held a $73.9 million deposit under our InterContinental agreement, which requires annual minimum returns to us of $140.8 million. As of December 31, 2014, we have applied $40.9 million of this deposit and the remaining balance to cover future shortfalls is $33.0 million.

When and if the InterContinental security deposit and Marriott guaranty are exhausted, we may not receive the amounts contractually set as guaranteed amounts or minimum returns due to us from InterContinental and Marriott, respectively.

We have no guarantee or security deposit under our Marriott No. 1, Sonesta or Morgans agreements. Accordingly, the returns we receive from hotels managed by Marriott under our Marriott No. 1 agreement or managed by Sonesta and our lease with Morgans are fully dependent upon the financial results of those hotel operations. We had $37.5 million of shortfalls not funded by managers for 2014, which represents the unguaranteed portions of our minimum returns under our Marriott No. 234 agreement and from Sonesta.

When we reduce the amounts of the security deposits we hold for these agreements or any other operating agreements for future payment deficiencies, we record income equal to the amounts so applied, but it will not result in additional cash flow to us of these amounts.

Financial and competitive challenges at TA could continue or worsen, and TA may be unable to pay rent due to us.

We lease all of our travel center properties, which constitute approximately 35% of our historical investments as of December 31, 2014, to TA. TA has accumulated large losses since it became a separate public company in 2007. TA generates a significant amount of its revenues from fuel sales, but generates low margins on these sales. TA’s revenues depend largely on the retail sale of refined petroleum products to drivers who patronize TA’s highway travel center facilities. The petroleum products pricing has been, and continues to be, volatile and highly competitive. During the past few years, fuel supplies have been occasionally disrupted and made more expensive by natural disasters, wars and acts of terrorism and instability in the United States and world economy in general. We cannot accurately predict how these factors may affect petroleum product prices or supplies in the future, or how, in particular, they may affect TA. A large, rapid increase in wholesale petroleum prices could adversely affect TA’s profitability and cash flow if TA were unable to pass along price increases to its customers. Fuel price increases and price and supply volatility have also increased TA’s working capital requirements. To mitigate the risks arising from fuel price volatility, TA generally maintains limited fuel inventories. Accordingly, an interruption in TA’s fuel supplies would materially and adversely affect its business. Interruptions in fuel supplies may be caused by local conditions, such as a malfunction in a particular pipeline or terminal, by weather related events, such as hurricanes in the areas where petroleum is extracted or refined, or by national or international conditions, such as government rationing, acts of terrorism, war and the like. Further, increases in fuel prices may place TA in a cost disadvantage to those competitors that may have larger and longer maintained fuel inventory that may have been purchased during periods of lower fuel prices. Additionally, increased fuel costs have caused TA’s customers to conserve fuel, resulting in less demand for products sold by TA. The recent recession has had an adverse impact upon the U.S. trucking industry from which TA draws customers because fewer goods tend to be shipped during slower economic periods. Price increases and volatility in fuel prices and continued weakness in the U.S. trucking industry may result in future losses at TA, including losses in excess of those previously experienced.

TA operates in a highly competitive business, concentrated by a few large participants, including TA’s largest competitor, Pilot Flying J Inc. Competitive pressure could negatively impact TA’s sales volumes and profitability and could increase its level of selling, general and administrative expense, which could adversely impact TA’s ability to pay rent to us.

For these and other reasons, TA may be unable to pay rent, including the $150.0 million of deferred rent due in part in 2022 and in part in 2024, to us.

Increasing truck fuel efficiency may adversely impact TA’s ability to pay our rents and the value of the travel centers we own.

Government regulations and the high cost of motor fuels are causing truck manufacturers and truckers to focus on fuel efficiency. The largest part of TA’s business consists of selling motor fuel from travel centers leased from us. If truckers purchase less motor fuel because their trucks are operated more efficiently, TA’s financial results will decline unless TA is able to sell substitute products, gain market share or increase its gross margins on lower volumes of fuel sales. It is unclear if TA will be able to operate our travel centers profitably if the amount of motor fuels used by the U.S. trucking industry declines because of fuel use efficiencies. If and as truck fuel use efficiency continues to increase and if TA is unable to increase its sales of other products and services, to gain market share or to increase its profit margins on lower fuel volumes, TA may become unable to pay our rents. Also, if our travel centers are not operated profitably their value may decline.

Labor disputes or other events may arise that restrict, reduce or otherwise negatively impact the movement of goods in the United States, which may adversely impact parts of the trucking industry that are TA’s customers and may adversely impact the financial results at travel centers we own.

A meaningful aspect of the U.S. trucking industry involves the movement of goods across the U.S.  Events that restrict, reduce or otherwise negatively impact the movement of those goods may adversely impact the trucking industry.  Recently, there have been extended labor disputes at U.S. west coast ports which slowed the loading and unloading of goods at those ports.  A large percentage of the goods which are loaded and unloaded at those ports are transported to and from those ports by trucking companies, including some who are TA’s customers.  It was recently announced that a tentative agreement has been reached between the employer and the union at those ports to resolve these labor disputes; however, that agreement remains subject to ratification by both parties.  Further, the backup of products that resulted from the labor disputes is expected to take an extended time to clear.  To date these west coast labor disputes do not appear to have materially adversely impacted TA’s business.  However, if the agreements to resolve these labor disputes are not ratified or if other similar labor disputes or events that disrupt the transportation of goods across the U.S. arise and remain unresolved for a prolonged period, it is possible that TA’s business may be materially and adversely affected and TA’s ability to operate profitably travel centers we own and pay our rents may be adversely affected.

We may be unable to access the capital necessary to repay our debts, invest in our properties or fund acquisitions.

To retain our status as a REIT, we are required to distribute at least 90% of our annual REIT taxable income (excluding capital gains) and satisfy a number of organizational and operational requirements to which REITs are subject. Accordingly, we generally will not be able to retain sufficient cash from operations to repay debts, invest in our properties or fund acquisitions. Our business and growth strategies depend, in part, upon our ability to raise additional capital at reasonable costs to repay our debts, invest in our properties and fund acquisitions. Because of the volatility in the availability of capital to businesses on a global basis and the increased volatility in most debt and equity markets generally, our ability to raise reasonably priced capital is not guaranteed; we may be unable to raise reasonably priced capital because of reasons related to our business, market perceptions of our prospects, the terms of our indebtedness or for reasons beyond our control, such as market conditions. If we are unable to raise reasonably priced capital, our business and growth strategies may fail and we may be unable to remain a REIT.

Our revolving credit facility and term loan agreement and our senior unsecured notes indenture and its supplements contain terms limiting our ability to incur additional debt.  These terms, or our failure or inability to meet them, could adversely affect our business and may prevent us from making distributions to our shareholders.

Our revolving credit facility includes various conditions to our borrowing and our revolving credit facility and term loan agreement includes various financial and other covenants, including covenants requiring us to maintain certain minimum debt service coverage and leverage ratios, and events of default.  Our senior unsecured notes indenture and its supplements also impose customary restrictions on us, including requiring us to comply with certain debt to asset ratios and debt service coverage ratios if we want to incur additional debt and requiring us to maintain at least a specified ratio of total unencumbered assets to debt.  We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including matters which are beyond our control. Further, maintaining compliance with these covenants may limit our ability to pursue actions that may otherwise be beneficial to us and our shareholders.

If we are unable to borrow under our revolving credit facility, we may be unable to meet our business obligations or to grow by buying additional properties, or we may be required to sell some of our properties. If we default under our revolving credit facility and term loan agreement or our senior unsecured notes or convertible senior notes, our lenders may demand immediate payment and our lenders under our revolving credit facility may elect not to make further borrowings available to us. Additionally, during the continuance of any event of default under our revolving credit facility and term loan agreement, we will be limited or in some cases prohibited from making distributions on our shares. Any default under our revolving credit facility and term loan agreement or that resulted in our obligations to repay outstanding indebtedness being accelerated or in our no longer being permitted to borrow under our revolving credit facility would likely have serious and adverse consequences to us and would likely cause the market price of our shares to materially decline.

In the future, we may obtain additional debt financing, and the covenants and conditions which apply to any such additional indebtedness may be more restrictive than the covenants and conditions contained in our revolving credit facility and term loan agreement and our senior unsecured notes indenture and its supplements. Defaults under our future debt could likely have the same consequences as described above.

We have a substantial amount of indebtedness and other obligations, which could adversely affect our financial condition, and we may incur additional debt.

As of December 31, 2014, we had $2.8 billion in debt outstanding, which was 48.7% of our total book capitalization. Together, these obligations are substantial, could have important consequences to holders of our debt and equity securities and could limit our ability to obtain financing for working capital, capital expenditures, acquisitions, refinancing, lease obligations or other purposes.  They may also increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business operations or to our industry overall, and place us at a disadvantage in relation to competitors that have lower debt levels.  In addition, amounts outstanding under our revolving credit facility and term loan bear interest at variable interest rates. When interest rates increase, so will our interest costs, which could adversely affect our cash flow, our ability to pay principal and interest on our debt and our cost of refinancing our debt when it becomes due.  For further information regarding our exposure to risks associated with market changes in interest rates, please see elsewhere in this Annual Report on Form 10-K, including Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.” Additionally, if we choose to hedge our interest rate risk, we cannot assure that the hedge will be effective or that our hedging counterparty will meet its obligations to us.  Any or all of the above events and factors could have an adverse effect on our results of operations and financial condition.

If we default under a loan (including any default in covenants contained in our existing revolving credit facility, term loan or our senior unsecured notes indenture and its supplements), we may be in default under any of our other loans or securities that have cross-default provisions, further borrowings under our existing revolving credit facility or term loan may be prohibited, outstanding indebtedness under our existing revolving credit facility, term loan, senior unsecured notes and convertible senior notes indenture and its supplements or such other loans may be accelerated, and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.

We may be unable to provide the funding required for capital improvements and renovation costs at certain properties and our capital projects may be disruptive to our operations and result in reduced revenues at the affected properties.

Some of our management agreements and lease arrangements require us to invest money for capital improvements to our properties; for example, we expect to fund an aggregate of approximately $56.4 million under our agreements with Marriott, InterContinental, Sonesta and Wyndham for capital improvements and renovation costs during 2015. We may not have the necessary funds to invest, and such expenditures, if made, may not be sufficient to maintain or improve the successful financial performance of our properties. Our management agreements and lease arrangements require us to maintain the properties in a certain required condition. If we fail to maintain the properties in the required condition, then the affected manager or tenant may terminate its management or lease agreement and hold us liable for damages.

In addition, renovation projects to our properties may require taking rooms out of service or closing down properties during renovations which could reduce revenues at the affected properties. During 2014, we had 34 hotels under renovation for all or part of the year. These hotels experienced a 3% increase in revenue per available room, or RevPAR compared to the prior year, compared to an 11.4% increase in RevPAR for our hotels that were not under renovation during 2014 compared to the prior year.

Inherent risks in the hotel industry could affect our business.

Approximately 65% of our historical investments as of December 31, 2014, are in hotel properties. A number of factors affect the hotel industry generally and therefore impact our operating results, such as:

•	increased competition from new supply or existing hotel properties in markets where our hotels are located, which may adversely affect our occupancy rates and revenues;
•	the relative attractiveness of our hotel properties and the level of services provided to guests, which may require us to invest in our hotels;
•	dependence on business and leisure travel and tourism, which generally causes hotel revenues to reflect general economic conditions;
•	the seasonality of the hotel industry, which may cause our results of operations to vary on a quarterly basis;
•	the appeal to travelers of the local markets in which our hotels are located;
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
•

changing travel patterns in the United States, for example as a reaction to higher airfares and ground travel costs arising from higher fuel prices or taxes or from shifting consumer preferences for travel destinations, which could affect the number of visitors seeking lodging at our hotel properties; and

•	potential unionization of, and strikes and other labor disturbances of, hotel employees.

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

The threat of terrorism has a negative impact on the hotel industry due to concerns about travel safety, which may result in the reduction of both business and leisure travel. The terrorist attacks of September 11, 2001 had a dramatic adverse effect on business and leisure travel and on our hotels’ occupancy. Future acts of terrorism in the United States may adversely impact business and leisure travel activities and, accordingly, our business. Moreover, hotels have themselves been the target of terrorist attacks, and if any of our properties were to be attacked, we could incur significant damages and liabilities, some of which may be beyond the extent of our insurance coverage and contractual protections. Outbreaks of contagious diseases could cause travel to decline and have an adverse effect on the hotel industry in general. We cannot predict the extent to which additional terrorist attacks, acts of war, natural disasters, pandemics or similar events may occur in the future or the impact that such events would have on the hotel industry or on our hotel properties in particular, or their impact on our results of operations and financial condition.

We are not permitted to operate our properties and we are dependent on the managers and tenants of our properties.

Because federal income tax laws restrict REITs and their subsidiaries from operating hotels or travel centers, we do not manage our hotels or our travel centers. Instead, we or our subsidiaries that qualify as TRSs under applicable REIT laws either retain third party managers to manage our properties pursuant to management agreements or lease our properties to operating companies. Our income from our properties may be adversely affected if our managers or tenants fail to provide quality services and amenities to customers or if they fail to maintain a quality brand. While we monitor our managers’ and tenants’ performances and apply asset management strategies and discipline, we have limited recourse under our management agreements and leases if we believe that the managers or tenants are not performing adequately. Failure by our managers or tenants to fully perform the duties agreed to in our management agreements and leases could adversely affect our results of operations. In addition, our managers and tenants operate, and in some cases own or have invested in, properties that compete with our properties, which may result in conflicts of interest. Also, fees paid to our hotel managers are often set as a percentage of gross revenues rather than profits. As a result, our managers and tenants have in the past made and may in the future make decisions regarding competing properties or our hotels’ operations that are not or would not be in our best interests.

We have a high concentration of properties with a limited number of operators.

TA leases all of our travel center properties, which constitute approximately 35% of our total historical investments as of December 31, 2014. Two of our hotel managers, Marriott and InterContinental, operate approximately 22% and 18%, respectively, of our total historical investments as of December 31, 2014. If any of these operators were to fail to provide quality services and amenities or to maintain quality brands, our income from these properties may be adversely affected. Further, if we were required to replace any of our operators, this could result in significant disruptions at the affected properties and declines in our income and cash flows.

Increasing interest rates may adversely affect us.

Interest rates have been at historically low levels for an extended period of time and it is unclear how long rates will remain low. Increasing interest rates may adversely affect us, including in the following ways:

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

•

Interest rates may negatively impact the value of our shares, which may increase our cost of capital, including decreasing the amount of equity and debt we may be able to raise, increasing the extent of dilution from any equity offering we may make or increasing the costs to us for any such equity or debt offering.

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

We may be unable to grow our business by acquisitions and real estate investments and our acquisitions and real estate investments may not be successful.

An element of our business plan involves the acquisition of additional properties and making real estate investments. Our ability to complete attractive acquisitions or investments may be subject to risks associated with:

•	competition from other investors, including publicly traded and private REITs, numerous financial institutions, individuals and public and private companies;
•	contingencies in our acquisition agreements;
•	the availability of financing; and
•	the terms of our indebtedness.

Additionally, we might encounter unanticipated difficulties and expenditures relating to any acquired properties. For example:

•	newly acquired properties might require significant management attention that would otherwise be devoted to our ongoing business;
•	we might never realize the anticipated benefits of our acquisitions;
•

notwithstanding pre-acquisition due diligence, we do not believe that it is possible to fully understand a property before it is owned and operated for an extended period of time, and we could acquire a property that contains undisclosed defects in design or construction;

•	the market in which the acquired property is located may experience unexpected changes that adversely affect the property’s value;
•	the occupancy of properties that we acquire may decline during our ownership, and rents or returns that are in effect or expected at the time a property is acquired may decline thereafter;
•	property operating costs for our acquired properties may be higher than anticipated and our acquired properties may not yield expected returns;
•	if we finance acquisitions using new debt or equity issuances, such financing may result in shareholder dilution; and
•

we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, for unknown liabilities such as liabilities for cleanup of undisclosed environmental contamination, claims by tenants, vendors, or other persons dealing with the former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

For these reasons, among others, our business plan to acquire additional properties may not succeed or may cause us to experience losses.

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

Ownership of real estate is subject to risks associated with environmental hazards. We may be liable for environmental hazards at, or migrating from, our properties, including those created by prior owners or occupants, existing managers or tenants, abutters or other persons. Various federal and state laws impose liabilities upon property owners, such as us, for any environmental damages arising at, or migrating from, properties they own, and we cannot assure that we will not be held liable for environmental investigation and clean up at, or near, our properties, including at sites we own and lease to our managers or tenants. As an owner or previous owner of properties which contain environmental hazards, we also may be liable to pay damages to governmental agencies or third parties for costs and damages they incur arising from environmental hazards at, or migrating from, our properties. Moreover, the costs and damages which may arise from environmental hazards are often difficult to project and may be substantial. Our hotel properties may be subject to environmental laws for certain hazardous substances used to maintain these properties, such as chemicals used to clean swimming pools, pesticides and lawn maintenance materials, and for other conditions, such as the presence of harmful mold.

The travel centers we own and that TA leases from us include fueling areas, truck repair and maintenance facilities and tanks for the storage of petroleum products and other hazardous substances, all of which create the potential for environmental damages. As a result, TA regularly incurs environmental cleanup costs. Under the leases that we entered with TA, TA agreed to indemnify us from all environmental liabilities arising at any travel center property during the term of the leases. Despite this indemnity, various federal and state laws impose environmental liabilities upon property owners, such as us, for any environmental damages arising at, or migrating from, properties they own and we cannot assure that we will not be held liable for environmental investigation and clean up at, or near, our properties, including at sites we own and lease to TA. Moreover, TA may not have sufficient resources to pay its environmental liabilities and environmental indemnity to us. The negative impact on TA of the recent economic downturn and volatility in the petroleum markets and other factors may make it more likely that TA will be unable to fulfill its indemnification obligations to us in the event that environmental claims arise at our travel center properties.

There have recently been severe weather activities in different parts of the country that some observers believe evidence global climate change. Such severe weather that may result from climate change may have an adverse effect on individual properties we own. Further, the current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our hotel and travel center properties to increase. Laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition and results of operations or the financial condition and results of operations of our managers or tenants and their ability to pay rent or returns to us. For more information regarding climate change matters and their possible adverse impact on us or the financial condition and results of operations of our tenants or managers and their ability to pay rent or returns to us, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change.”

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

We and our tenants and managers rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our and their business.

We and our tenants and managers rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include personal identifying information  and operating data. Several of these systems are owned by our tenants and managers. We and our tenants and managers rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing this confidential information, such as individually identifiable information relating to financial accounts. Although we and our tenants and managers have taken steps to protect the security of the data maintained in our information systems, it is possible that our security measures will not be able to prevent the systems’ improper functioning, or the improper disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our or our tenants’ or managers’ information systems could interrupt our or their operations, damage our or their reputation, subject us or them to liability claims or regulatory penalties and could materially and adversely affect us or them.

Changes in lease accounting standards may materially and adversely affect us.

The Financial Accounting Standards Board, or FASB, has proposed accounting rules that would require companies to capitalize all leases on their balance sheets by recognizing a lessee’s rights and obligations. If such a proposal is adopted, many companies that account for certain leases on an “off balance sheet” basis would be required to account for such leases “on balance sheet.” This change would remove many of the differences in the way companies account for owned property and leased property, and could have a material effect on various aspects of our tenants’ businesses, including their credit quality and the factors they consider in deciding whether to own or lease properties. If the proposal is adopted, it could cause companies that lease properties to prefer shorter lease terms, in an effort to reduce the leasing liability required to be recorded on their balance sheets. The proposal could also make lease renewal options less attractive, as, under certain circumstances, the rule would require a tenant to assume that a renewal right will be exercised and accrue a liability relating to the longer lease term.

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

Insurance on our properties may not adequately cover all losses and uninsured losses could materially and adversely affect us.

Generally, we or our managers and tenants are responsible for the costs of insurance coverage for our properties, including for casualty, including fire and extended coverage, and liability. Either we purchase the insurance ourselves and our managers or tenants are required to reimburse us, or our managers or tenants buy the insurance directly and are required to list us as an insured party. Under certain circumstances insurance proceeds may not be adequate to restore our economic position with respect to an affected property and we could be materially and adversely affected. Furthermore, we do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood.

We may incur significant costs complying with the Americans with Disabilities Act and similar laws.

Under the Americans with Disability Act places of public accommodation and/or commercial facilities must meet federal requirements related to access and use by disabled persons. We may be required to make substantial capital expenditures at our properties to comply with this law. In addition, non-compliance could result in the imposition of fines or an award of damages to private litigants.

A number of additional federal, state and local laws and regulations exist regarding access by disabled persons. These regulations may require modifications to our properties or may affect future renovations. These expenditures may have an adverse impact on overall returns on our investments.

Our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or internal control over financial reporting.

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weakness, in our internal control over financial reporting could result in misstatements of our results of operations, restatements of our financial statements or could otherwise materially adversely affect our business, reputation, results of operations, financial condition or liquidity.

Risks Related to Our Taxation

The loss of our special tax statuses could have significant adverse consequences.

As a REIT, we generally do not pay federal and state income taxes. However, actual qualification as a REIT under the IRC depends on satisfying complex statutory requirements, for which there are only limited judicial and administrative interpretations. We believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed under the IRC as a REIT. However, we cannot be certain that, upon review or audit, the IRS will agree with this conclusion. Furthermore, there is no guarantee that the federal government will not someday eliminate REITs or adversely modify their taxation under the IRC.

Maintaining our status as a REIT will require us to continue to satisfy certain tests concerning, among other things, the nature of our assets, the sources of our income and the amounts we distribute to our shareholders. In order to meet these requirements, it may be necessary for us to sell or forgo attractive investments.

If we cease to be a REIT, then our ability to raise capital might be adversely affected, we will be in breach under our revolving credit facility and term loan agreement, we may be subject to material amounts of federal and state income taxes and the value of our shares likely would decline. In addition, if we lose or revoke our tax status as a REIT for a taxable year, we will generally be prevented from requalifying as a REIT for the next four taxable years.

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

Dividends payable by U.S. corporations to noncorporate shareholders, such as individuals, trusts and estates, are generally eligible for reduced tax rates. Distributions paid by REITs, however, generally are not eligible for these reduced rates. The more favorable rates for corporate dividends may cause investors to perceive that an investment in a REIT is less attractive than an investment in a non‑REIT entity that pays dividends, thereby reducing the demand and market price of our shares.

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

From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with U.S. generally accepted accounting principles, or GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. If we do not have other funds available in these situations we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our shareholders’ equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our shares.

Even if we qualify and remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we qualify and remain qualified for taxation as a REIT, we may be subject to federal, state and local taxes on our income and assets, including taxes on any undistributed income, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. See “Business—United States Federal Income Tax Considerations—Taxation as a REIT.” In addition, in order to meet the REIT qualification requirements, prevent the recognition of certain types of non‑cash income, or avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets and operations through our TRSs or other subsidiary corporations that will be subject to corporate level income tax at regular rates. Any of these taxes would decrease cash available for distribution to our shareholders.

If arrangements involving our TRSs fail to comply as intended with the REIT qualification and taxation rules, we may fail to qualify as a REIT or be subject to significant penalty taxes.

We lease a substantial majority of our hotel properties to our TRSs pursuant to arrangements that, under the IRC, are intended to qualify the rents we receive from our TRSs as income that satisfies the REIT gross income tests. We also intend that our transactions with our TRSs be conducted on arm’s length bases so that we and our TRSs will not be subject to penalty taxes under the IRC applicable to mispriced transactions. While relief provisions can sometimes excuse REIT gross income testing failures, in such cases significant penalty taxes can be imposed.

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

•	the rental and other terms of the leases must be arm’s length.

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

We have no employees. Personnel and services that we require are provided to us by RMR pursuant to our contracts with RMR. Our ability to achieve our business objectives depends on RMR and its ability to manage our properties, identify and complete our acquisitions and dispositions and to execute our financing strategy. Accordingly, our business is dependent upon RMR's business contacts, its ability to successfully hire, train, supervise and manage its personnel and its ability to maintain its operating systems. If we lose the services provided by RMR or its key personnel, our business and growth prospects may decline. We may be unable to duplicate the quality and depth of management available to us by becoming internally managed or by hiring another manager. Also, in the event RMR is unwilling or unable to continue to provide management services to us, our cost of obtaining substitute services may be greater than the fees we pay RMR under our management agreements, and as a result our expenses may increase.

Our management structure and agreements and relationships with RMR and Sonesta may restrict our investment activities and may create conflicts of interest or the perception of such conflicts.

RMR is authorized to follow broad operating and investment guidelines and, therefore, has discretion in determining the types of properties that will be appropriate investments for us, as well as our individual operating and investment decisions. Our Board of Trustees periodically reviews our operating and investment guidelines and our operating activities and investments but it does not review or approve each decision made by RMR on our behalf. In addition, in conducting periodic reviews, our Board of Trustees relies primarily on information provided to it by RMR. RMR is owned by our Managing Trustees, Barry Portnoy and Adam Portnoy.

RMR also acts as the manager for three other NYSE-listed REITs: GOV, which owns properties that are majority leased to government tenants; SNH, which primarily owns healthcare, senior living and medical office buildings; and SIR, which primarily owns and invests in net leased, single tenant properties. RMR also provides services to other publicly and privately owned companies, including Five Star, which operates senior living communities, TA, our largest tenant, and Sonesta, which manages 22 of our hotels. These multiple responsibilities to public companies and other businesses could create competition for the time and efforts of RMR and Messrs. Barry and Adam Portnoy. Also, RMR's multiple responsibilities to us and to other companies to which it provides management services may create potential conflicts of interest or the appearance of such conflicts of interest.

Our management agreements with RMR and Sonesta and all other agreements we have entered and may enter with Messrs. Barry and Adam Portnoy and their affiliates were and will be negotiated between related parties, and the terms, including the fees payable to RMR, may not be as favorable to us as they would have been if they were negotiated between unrelated parties. Our property management fees are calculated based on rents we receive and construction supervision fees for construction at our properties overseen and managed by RMR, and our base business management fee is calculated based upon the lower of the historical costs of our real estate investments and our market capitalization. These fee arrangements could incentivize RMR to pursue acquisitions, capital transactions, tenancies and construction projects or to avoid disposing our assets in order to increase or maintain its management fees.  Our Independent Trustees oversee our acquisition and disposition program and capital transactions and regularly review our properties’ results, rents, leasing activities, budgets and construction activities as well as market trends.  If we do not effectively manage our investment, disposition, and capital transactions and leasing, construction and other property management activities, we may pay increased management fees without proportional benefits to our shareholders.

In our management agreements with RMR, we also acknowledge that RMR may engage in other activities or businesses and act as the manager to any other person or entity (including other REITs) even though such person or entity has investment policies and objectives similar to our policies and objectives and we are not entitled to preferential treatment in receiving information, recommendations and other services from RMR. Accordingly, we may lose investment opportunities to, and may compete for tenants with, other businesses managed by RMR.

Barry Portnoy is Chairman and an employee of RMR, and Adam Portnoy is President, Chief Executive Officer and a director of RMR. All of the members of our Board of Trustees, including our Independent Trustees, are members of one or more boards of trustees or directors of other public companies to which RMR provides management services. All of our executive officers are also officers of RMR. The foregoing individuals may hold equity in or positions with other public companies to which RMR provides management services and such equity ownership or positions could create, or appear to create, conflicts of interest with respect to matters involving us, RMR and its related parties.

Our management arrangements with RMR may discourage our change of control.

A default under our revolving credit facility and term loan agreement would occur if RMR ceases to act as our business manager, unless waived by our lenders holding a majority of the aggregate credit exposure under the agreement. RMR is able to terminate its management agreements with us upon 120 days’ written notice.  If we terminate or elect not to renew our business management agreement other than for cause, or if we terminate or elect not to renew our property management agreement other than for cause, we are obligated to pay RMR termination fees. We may be unable to duplicate, without considerable cost increases, the quality and depth of management available to us by contracting with RMR if we become internally managed or if we contract with other parties for management services. For these reasons, our management agreements with RMR may discourage a change of control of us, including a change of control which might result in payment of a premium for our common shares.

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

TA is our former 100% owned subsidiary and our largest tenant, and we are TA's largest shareholder. TA was created as a separate public company in 2007 as a result of its spin-off from us. One of our Managing Trustees, Barry Portnoy, serves as a managing director of TA. Thomas O'Brien, an officer of RMR and a former officer of ours prior to the TA spin-off, is President and Chief Executive Officer and the other managing director of TA. Arthur Koumantzelis, who was one of our Independent Trustees prior to the TA spin-off, serves as an independent director of TA. RMR provides management services to both us and TA. TA is the lessee of 35% of our real estate properties, at cost, as of December 31, 2014. We recognized rental income of $225.4 million for the year ended December 31, 2014 under our leases with TA.

Sonesta managed 22 of our hotels as of December 31, 2014. Sonesta is owned by our Managing Trustees. Sonesta's Chief Executive Officer is an officer of RMR, and other officers and employees of Sonesta are former employees of RMR. Pursuant to our management agreements with Sonesta, we incurred management, system and reservation fees payable to Sonesta of $17.8 million and procurement and construction supervision fees of $3.3 million for the year ended December 31, 2014.

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

We have invested approximately $6.0 million in AIC, we have purchased property insurance in a program designed and reinsured in part by AIC, and we periodically consider the possibilities for expanding our relationship with AIC to other types of insurance. We, RMR and five other companies to which RMR provides management services each own 14.3% of AIC, and we and those other AIC shareholders participate in a combined insurance program designed and reinsured in part by AIC. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. While we believe we have in the past benefitted from these arrangements, these beneficial financial results may not occur in the future, and we may need to invest additional capital in order to continue to pursue these results. AIC's business involves the risks typical of an insurance business, including the risk that it may not operate profitably. Accordingly, financial benefits from our business dealings with AIC may not be achieved in the future, and we may experience losses from these dealings.

Risks Related to Our Organization and Structure

Ownership limitations and certain provisions in our declaration of trust, bylaws and contracts, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals.

Our declaration of trust or bylaws prohibit any shareholder other than RMR, its affiliates (as defined under Maryland law) and certain persons who have been exempted by our Board of Trustees, from owning (directly and by attribution) more than 9.8% of the number or value of shares of any class or series of our outstanding shares of beneficial interest, including our common shares. These provisions are intended to assist with our REIT compliance under the IRC and otherwise promote our orderly governance. However, these provisions also inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:

•

the current division of our Trustees into three classes, with terms expiring in 2015, 2016 and 2017, which could delay a change of control of us (although pursuant to the amendment to our declaration of trust approved at our 2014 annual meeting of shareholders, our Trustees will be elected annually beginning at our 2015 annual meeting of shareholders as their current terms expire, with all of our Trustees elected annually at our annual meeting of shareholders in 2017 and thereafter);

•	the authority of our Board of Trustees to make various elections under Maryland’s Unsolicited Takeover Act and other provisions of Maryland law which may delay or prevent a change of control of us;
•	the authority of our Board of Trustees, and not our shareholders, to adopt, amend or repeal our bylaws and to fill vacancies on our Board of Trustees;
•	the fact that only our Board of Trustees may call shareholder meetings and that shareholders are not entitled to act without a meeting;
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

Risks Related to Our Securities

We cannot assure that we will continue to make distributions to our shareholders, and distributions we may make may include a return of capital.

We intend to continue to make regular quarterly distributions to our shareholders. However:

•	our ability to make distributions will be adversely affected if any of the risks described herein, or other significant events, occur;
•

our making of distributions is subject to compliance with restrictions contained in our revolving credit facility and term loan agreement and may be subject to restrictions in future debt we may incur; and

•

any distributions will be made in the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our results of operations, our financial condition, debt and equity capital available to us, our expectation of our future capital requirements and operating performance, including our cash flows and anticipated cash flows, restrictive covenants in our financial or other contractual arrangements (including those in our revolving credit facility and term loan agreement and our senior unsecured notes indenture and its supplements), tax law requirements to maintain our status as a REIT, restrictions under Maryland law and our expected needs and availability of cash to pay our obligations.

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

Changes in market conditions could adversely affect the market price of our common shares.

As with other publicly traded equity securities, the value of our common shares depends on various market conditions that may change from time to time, including:

•	the extent of investor interest in our securities;
•

the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate based companies or by other issuers less sensitive to rises in interest rates;

•	our underlying asset value;
•	investor confidence in the stock and bond markets, generally;
•	national economic conditions;
•	changes in tax laws;
•	changes in our credit ratings; and
•	general market conditions.

We believe that one of the factors that investors consider important in deciding whether to buy or sell equity securities of a REIT is the distribution rate, considered as a percentage of the price of the equity securities, relative to market interest rates. Interest rates have been at historically low levels for an extended period of time.  There is a general market perception that REIT shares outperform in low interest rate environments and underperform in rising interest rate environments when compared to the broader market.  During 2014, there were periods when there were market expectations of rising interest rates, which temporarily increased market interest rates and resulted in declines in the value of REIT shares generally that exceeded any declines for the general market.  Although current market interest rates remain low, some market forecasts are predicting that interest rates will rise in the near to intermediate term.  For example, some industry analysts expect that the United States Federal Reserve may raise short term interest rates, as well as lift its benchmark interest rate from the current historically low level of near zero, during 2015.  If market interest rates increase, prospective purchasers of REIT equity securities may want to achieve a higher distribution rate. Thus, higher market interest rates could cause the market price of our common shares to decline.

Further issuances of equity securities may be dilutive to current shareholders.

The interests of our existing shareholders could be diluted if we issue additional equity securities to finance future acquisitions or to repay indebtedness. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, which may include secured and unsecured debt, and equity financing, which may include common and preferred shares.

The Notes are structurally subordinated to the payment of all indebtedness and other liabilities and any preferred equity of our subsidiaries.

We are the sole obligor on our outstanding senior unsecured notes and convertible senior notes, and our outstanding senior unsecured notes and convertible senior notes are not, and any notes or other debt securities we may issue in the future, or (together with our outstanding senior unsecured notes and convertible senior notes) the Notes, may not be guaranteed by any of our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Notes, or to make any funds available therefor, whether by dividend, distribution, loan or other payments. The rights of holders of Notes to benefits from any of the assets of our subsidiaries are subject to the prior satisfaction of claims of our subsidiaries’ creditors and any preferred equity holders. As a result, the Notes are structurally subordinated to all of the existing and other debts, liabilities and obligations, including guarantees of other indebtedness of ours, payment obligations under lease agreements, trade payables and any preferred equity, of our subsidiaries. As of December 31, 2014, our subsidiaries had total indebtedness and other liabilities (excluding security and other deposits and guaranties) of $0.1 million and our subsidiaries did not have any outstanding preferred equity.

The Notes are unsecured and effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.

Our outstanding Notes are not secured and any Notes we may issue in the future may not be secured. Upon any distribution to our creditors in a bankruptcy, liquidation, reorganization or similar proceeding relating to us or our property, the holders of our secured debt will be entitled to exercise the remedies available to a secured lender under applicable law and pursuant to the instruments governing such debt and to be paid in full from the assets securing that secured debt before any payment may be made with respect to Notes that are not secured by those assets. In that event, because such Notes will not be secured by any of our assets, it is possible that there will be no assets from which claims of holders of such Notes can be satisfied or, if any assets remain, that the remaining assets will be insufficient to satisfy those claims in full. If the value of such remaining assets is less than the aggregate outstanding principal amount of such Notes and accrued interest and all future debt ranking equally with such Notes, we will be unable to fully satisfy our obligations under such Notes. In addition, if we fail to meet our payment or other obligations under our secured debt, the holders of that secured debt would be entitled to foreclose on our assets securing that secured debt and liquidate those assets. Accordingly, we may not have sufficient funds to pay amounts due on such Notes. As a result, holders of Notes may lose a portion of or the entire value of their investment in such Notes. Further, the terms of the outstanding Notes permit and the terms of any Notes we may issue in the future may permit us to incur additional secured indebtedness subject to compliance with certain debt ratios. The Notes that are not secured will be effectively subordinated to any such additional secured indebtedness.  As of December 31, 2014, we had no secured mortgage debt.

There is no public market for the Notes, and one may not develop, be maintained or be liquid.

We have not applied for listing of the outstanding Notes on any securities exchange or for quotation of the outstanding Notes on any automatic dealer quotation system and may not do so for Notes issued in the future. We can give no assurances concerning the liquidity of any market that may develop for the Notes, the ability of any investor to sell the Notes or the price at which investors would be able to sell them. If a market for the Notes does not develop, investors may be unable to resell the Notes for an extended period of time, if at all. If a market for the Notes does develop, it may not continue or it may not be sufficiently liquid to allow holders to resell any of the Notes. Consequently, investors may not be able to liquidate their investment readily, and lenders may not readily accept the Notes as collateral for loans.

The Notes may trade at a discount from their initial issue price or principal amount, depending upon many factors, including prevailing interest rates, the ratings assigned by rating agencies, the market for similar securities and other factors, including general economic conditions and our financial condition, performance and prospects. Any decline in trading prices, regardless of cause, may adversely affect the liquidity and trading markets for the Notes.

A downgrade in credit ratings could materially adversely affect the market value of the Notes and our preferred shares and may increase our cost of capital.

The outstanding Notes and our preferred shares are rated by two rating agencies, and Notes we may issue in the future may be rated by one or more rating agencies. These credit ratings are continually reviewed by rating agencies and may change at any time based upon, among other things, our results of operations and financial condition. Negative changes in the ratings assigned to the Notes or our preferred shares could have an adverse effect on the market prices of these securities and our costs and availability of capital, which could in turn have a material adverse effect on our results of operations and our ability to satisfy our debt service obligations.

Redemption may adversely affect noteholders’ return on the Notes.

We have the right to redeem some or all of the outstanding Notes prior to maturity and may have such a right with respect to any Notes we issue in the future. We may redeem such Notes at times when prevailing interest rates may be relatively low compared to the interest rate of such Notes. Accordingly, holders of such Notes may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as that of the Notes.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

At December 31, 2014, we owned 291 hotels and 184 travel centers. The following table summarizes certain information about our properties as of December 31, 2014 (dollars in thousands).

				Number				Total	Total
	Number	Undepreciated	Depreciated	of	Undepreciated	Depreciated	Total	Undepreciated	Depreciated
	of	Carrying	Carrying	Travel	Carrying	Carrying	Number of	Carrying	Carrying
Location of Properties	Hotels	Value	Value	Centers	Value	Value	Properties	Value	Value
United States
Alabama	4	$33,092	$25,441	4	$60,013	$43,440	8	$93,105	$68,881
Arizona	14	167,499	106,889	6	133,837	100,508	20	301,336	207,397
Arkansas	—	—	—	4	82,189	58,008	4	82,189	58,008
California	35	817,590	611,035	9	157,478	134,337	44	975,068	745,372
Colorado	4	38,243	27,156	3	29,717	20,902	7	67,960	48,058
Connecticut	1	5,106	4,541	3	33,780	21,058	4	38,886	25,599
Delaware	1	16,340	10,655	—	—	—	1	16,340	10,655
Florida	13	252,821	196,161	7	131,735	105,987	20	384,556	302,148
Georgia	20	307,124	224,551	9	115,697	92,554	29	422,821	317,105
Hawaii	1	96,738	61,964	—	—	—	1	96,738	61,964
Idaho	—	—	—	1	15,474	12,519	1	15,474	12,519
Illinois	14	246,454	194,877	7	64,501	47,222	21	310,955	242,099
Indiana	3	35,285	21,088	7	62,537	47,553	10	97,822	68,641
Iowa	2	18,609	11,943	1	9,306	7,188	3	27,915	19,131
Kansas	4	31,317	20,121	—	—	—	4	31,317	20,121
Kentucky	1	2,943	2,603	3	42,992	31,446	4	45,935	34,049
Louisiana	2	194,872	169,718	6	106,140	80,244	8	301,012	249,962
Maryland	7	150,318	116,886	3	49,558	36,857	10	199,876	153,743
Massachusetts	14	325,009	251,241	—	—	—	14	325,009	251,241
Michigan	11	81,126	63,145	4	29,063	22,602	15	110,189	85,747
Minnesota	4	40,453	25,199	1	5,783	4,924	5	46,236	30,123
Mississippi	—	—	—	1	22,055	15,589	1	22,055	15,589
Missouri	5	54,856	37,168	5	54,055	38,815	10	108,911	75,983
Nebraska	1	4,218	3,694	3	40,637	27,448	4	44,855	31,142
Nevada	3	50,657	35,509	5	147,657	123,708	8	198,314	159,217
New Hampshire	—	—	—	1	6,444	5,519	1	6,444	5,519
New Jersey	13	241,091	190,190	4	104,311	80,990	17	345,402	271,180
New Mexico	2	26,483	16,910	6	89,366	60,428	8	115,849	77,338
New York	5	117,763	83,173	6	31,663	24,682	11	149,426	107,855
North Carolina	13	127,852	92,088	3	36,427	28,285	16	164,279	120,373
Ohio	5	44,300	32,053	14	163,325	124,207	19	207,625	156,260
Oklahoma	2	19,210	12,975	4	35,516	25,523	6	54,726	38,498
Oregon	—	—	—	3	40,499	32,468	3	40,499	32,468
Pennsylvania	10	192,560	143,136	9	118,848	89,863	19	311,408	232,999
Rhode Island	1	14,655	8,893	—	—	—	1	14,655	8,893
South Carolina	3	74,760	57,291	2	27,809	20,280	5	102,569	77,571
Tennessee	8	130,757	80,324	8	90,449	71,951	16	221,206	152,275
Texas	35	495,138	354,824	17	344,227	249,406	52	839,365	604,230
Utah	3	66,779	40,199	2	17,252	11,809	5	84,031	52,008
Virginia	15	176,747	118,824	3	42,798	32,593	18	219,545	151,417
Washington	6	87,806	55,617	2	8,681	5,578	8	96,487	61,195
West Virginia	1	10,507	7,246	2	8,706	6,333	3	19,213	13,579
Wisconsin	1	13,102	8,483	2	16,221	12,257	3	29,323	20,740
Wyoming	—	—	—	4	64,700	45,394	4	64,700	45,394
	287	4,810,180	3,523,811	184	2,641,446	2,000,475	471	7,451,626	5,524,286
Other
Ontario, Canada	2	45,271	32,759	—	—	—	2	45,271	32,759
Puerto Rico	1	159,296	117,115	—	—	—	1	159,296	117,115
	3	204,567	149,874	—	—	—	3	204,567	149,874
Held For Sale
Georgia	1	7,025	4,143	—	—	—	1	7,025	4,143
Grand Total	291	$5,021,772	$3,677,828	184	$2,641,446	$2,000,475	475	$7,663,218	$5,678,303

At December 31, 2014, 14 of our hotels were on leased land. The average remaining term of the ground leases (including renewal options) is approximately 40 years (range of 24 to 72 years); the ground lessors are unrelated to us. Ground rent payable under nine of the ground leases is generally calculated as a percentage of hotel revenues. Twelve of the 14 ground leases require minimum annual rents averaging $225,404 per year; future rents under two ground leases have been pre‑paid. Pursuant to the terms of our management agreements and leases, payments of ground lease obligations are generally made by our hotel managers or tenants. However, if a manager or tenant did not perform obligations under a ground lease or elected not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge, sale or transfer of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.

At December 31, 2014,  18 of our travel centers were on land we leased partially or in its entirety from an unrelated third party. The average remaining term of the ground leases (including renewal options) is approximately 16 years (range of 4 to 36 years). Ground rent payable under the ground leases is generally a fixed amount, averaging $491,221 per year. Payments of these travel centers ground lease obligations are made by our tenants. However, if our tenants did not perform obligations under a ground lease or elected not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge, sale or transfer of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.

The aggregate depreciated carrying value of our properties subject to ground leases was as follows at December 31, 2014 (in thousands):

14 hotels (1)	$233,154
18 travel centers (2)	117,269
Total	$350,423

(1)

Three of these hotels with a depreciated carrying value totaling $110,370 are on land we partially leased from an unrelated third party. The leased land is generally used for parking. We believe these three hotels would be operable without the leased land.

(2)

Four of these travel centers with a depreciated carrying value totaling $61,963 are on land we partially leased from an unrelated third party. The leased land is generally used for additional parking or storm water runoff; however, certain building structures for one travel center are located on leased land. We believe these four travel centers would be operable without the leased land, although we would have to address the removal of the part of the building structure that is located on the leased land.

On September 23, 2014, we exercised our purchase option to acquire the land and improvements at our Petro travel center located in Waterloo, NY from a third party for $16.0 million, excluding closing costs.  We currently expect to complete this acquisition in October 2015 using cash on hand and borrowings under our revolving credit facility.  This acquisition is subject to closing conditions, and accordingly, we can provide no assurance that we will acquire this property or that this acquisition will not be delayed or that the terms of the acquisition will not change.

Item 3.  Legal Proceedings

None.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are traded on the NYSE (symbol: HPT). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported in the NYSE Composite Transactions reports:

2013	High	Low
First Quarter	$27.50	$23.66
Second Quarter	32.64	23.75
Third Quarter	29.70	25.52
Fourth Quarter	30.54	25.88

2014	High	Low
First Quarter	$28.77	$24.66
Second Quarter	31.00	28.39
Third Quarter	30.84	26.62
Fourth Quarter	32.09	26.38

The closing price of our common shares on the NYSE on February 25, 2015, was $31.24 per share.

As of February 17, 2015, there were 567 shareholders of record of our common shares.

Information about cash distributions declared on our common shares is summarized in the table below.  Common share distributions are generally paid in the quarter following the quarter to which they relate.

	Distributions
	Declared Per
	Common Share
	2014	2013
First Quarter	$0.48	$0.47
Second Quarter	0.49	0.47
Third Quarter	0.49	0.47
Fourth Quarter	0.49	0.48
Total	$1.95	$1.89

We currently intend to continue to declare and pay common share distributions on a quarterly basis in cash. However, the timing, amount and form of future distributions is determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our results of operations, our financial condition, requirements to maintain our status as a REIT, limitations in our revolving credit facility and term loan agreement and public debt covenants, the availability of debt and equity capital to us, our expectations of our future capital requirements and operating performance, including our funds from operations, or FFO, and our normalized funds from operations, or Normalized FFO. Therefore, we cannot assure you that we will continue to pay distributions in the future or that the amount of any distributions we do pay will not decrease.

On October 7, November 7 and December 5, 2014 we issued 10,847, 11,280 and 10,568 of our common shares, respectively, to RMR in payment of a portion of the management fee due to RMR pursuant to our business management agreement with RMR.  We issued these shares pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Item 6.  Selected Financial Data

The following table sets forth selected financial data for the periods and dates indicated. This data should be read in conjunction with, and is qualified in its entirety by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included in “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10‑K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Income Statement Data:
Revenues:
Hotel operating revenues	$1,474,757	$1,310,969	$980,732	$889,120	$736,363
Rental income	258,062	251,866	300,354	304,582	326,771
FF&E reserve income	3,503	1,020	15,896	16,631	22,354
Total revenues	1,736,322	1,563,855	1,296,982	1,210,333	1,085,488
Expenses:
Hotel operating expenses	1,035,138	929,581	700,939	596,616	477,595
Depreciation and amortization	315,878	299,323	260,831	228,342	238,089
General and administrative	45,897	50,087	44,032	40,963	38,961
Acquisition related costs	239	3,273	4,173	2,185	—
Loss on asset impairment	—	8,008	8,547	16,384	163,681
Total expenses	1,397,152	1,290,272	1,018,522	884,490	918,326
Operating income	339,170	273,583	278,460	325,843	167,162
Interest income	77	121	268	70	260
Interest expense	(139,486)	(145,954)	(136,111)	(134,110)	(138,712)
Loss on extinguishment of debt	(855)	—	—	—	(6,720)
Income before income taxes and equity in earnings (losses) of an investee	198,906	127,750	142,617	191,803	21,990
Income tax benefit (expense)	(1,945)	5,094	(1,612)	(1,502)	(638)
Equity in earnings (losses) of an investee	94	334	316	139	(1)
Income before gain on sale of real estate	197,055	133,178	141,321	190,440	21,351
Gain on sale of real estate	130	—	10,602	—	—
Net Income	197,185	133,178	151,923	190,440	21,351
Preferred distributions	(20,664)	(26,559)	(40,145)	(29,880)	(29,880)
Excess of liquidation preference over carrying value of preferred shares redeemed	—	(5,627)	(7,984)	—	—
Net income (loss) available for common shareholders	$176,521	$100,992	$103,794	$160,560	$(8,529)
Common distributions paid	$292,029	$256,587	$224,899	$222,239	$222,122
Weighted average common shares outstanding (basic)	149,652	137,421	123,463	123,371	123,323
Weighted average common shares outstanding (diluted)	149,817	137,514	123,487	123,397	123,342
Per Common Share Data:
Net income (loss) available for common shareholders (basic and diluted)	$1.18	$0.73	$0.84	$1.30	$(0.07)
Distributions paid per common share	$1.95	$1.89	$1.82	$1.80	$1.80
Balance Sheet Data (as of December 31):
Real estate properties	$7,656,193	$7,417,365	$6,899,109	$6,240,681	$6,299,082
Real estate properties, net	5,674,160	5,660,214	5,347,949	4,872,813	4,928,490
Total assets	5,982,562	5,967,544	5,635,461	5,133,573	5,192,286
Debt, net of discounts	2,838,613	2,704,005	2,722,358	2,115,714	2,111,223
Shareholders’ equity	2,990,153	3,086,855	2,733,798	2,799,302	2,860,241

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our consolidated financial statements and accompanying notes included in this Annual Report on Form 10‑K.

Overview (dollar amounts in thousands)

Hotel operations.  In 2014, the U.S. hotel industry generally realized improvements in average daily rate, or ADR, occupancy and revenue per available room, or RevPAR, when compared to 2013. We believe certain of our hotels have benefitted from recent renovations and, as a result, have produced year over year increases in RevPAR in excess of the hotel industry generally.  At the same time, however, certain of our hotels were negatively impacted by the disruption and displacement caused by our renovation activities at those hotels during 2014 and, as a result, these hotels have produced year over year increases in RevPAR below the hotel industry generally.  We expect a reduced level of renovation activities in 2015 as our hotel renovation program has been substantially completed as of the end of 2014.

For the year ended December 31, 2014 compared to the year ended December 31, 2013 for our 288 hotels that we owned continuously since January 1, 2013: ADR increased 6.1% to $112.97; occupancy increased 2.8 percentage points to 74.9%; and RevPAR increased 10.2% to $84.61.

During the year ended December 31, 2014, we had 34 hotels under renovation for all or part of the year that we owned continuously since January 1, 2013.  For the year ended December 31, 2014 compared to the year ended December 31, 2013 for these 34 hotels under renovation: ADR increased 10.7% to $122.94; occupancy decreased 4.8 percentage points to 64.2%; and RevPAR increased 3.0% to $78.93.

For the year ended December 31, 2014 compared to the year ended December 31, 2013 for our 254 hotels not under renovation that we owned continuously since January 1, 2013: ADR increased 5.5% to $111.57; occupancy increased 4.1 percentage points to 76.7%; and RevPAR increased 11.4% to $85.57.

Our hotel tenants and managers.  Many of our hotel operating agreements contain security features, such as guarantees and security deposits, which are intended to protect minimum returns and rents due to us in accordance with our operating agreements regardless of hotel performance. However, the effectiveness of various security features to provide us uninterrupted receipt of minimum returns and rents is not assured, particularly if the profitability of our hotels takes an extended period to recover from the severe declines experienced during the recent recession, if economic conditions generally decline, or if our hotel renovation activities described above do not result in improved operating results at our hotels. Also, certain of the guarantees that we hold are limited in amount and duration and do not provide for payment of the entire amount of the applicable minimum returns. If our tenants, managers or guarantors do not earn or pay the minimum returns and rents due to us, our cash flows may decline and we may be unable to pay distributions to our shareholders, repay our debt or fund our debt service obligations.

Marriott No. 1 agreement.    Our Marriott No. 1 agreement for 53 hotels provides that as of December 31, 2014 we are paid a fixed annual minimum return of $67,976 to the extent that gross revenues of the hotels, after payment of hotel operating expenses, are sufficient to do so.  We do not have any security deposits or guarantees for the 53 hotels included in our Marriott No. 1 agreement.  Accordingly, the returns we receive from these hotels managed by Marriott are limited to available hotel cash flows after payment of operating expenses. We realized returns of $67,719 during the year ended December 31, 2014, under this agreement.  Marriott’s base and incentive management fees are only earned after we receive our minimum returns.

Additional details of this agreement are set forth in Note 6 to our consolidated financial statements in Item 15 of this Annual Report on Form 10‑K, which disclosure is incorporated herein by reference.

Marriott No. 234 agreement.  During the year ended December 31, 2014,  we realized returns of $102,820 under our Marriott No. 234 agreement, covering 68 hotels, and requiring annual minimum returns of $105,928 as of December 31, 2014.  Pursuant to our Marriott No. 234 agreement, Marriott has provided us with a limited guarantee for shortfalls up to 90% of our minimum returns through 2019.  Marriott was not required to make any guarantee payments to us during the year ended December 31, 2014, because the hotels generated net operating results in excess of the guaranty threshold amount (90% of the minimum returns due to us). The available balance of this guaranty was $30,672 as of December 31, 2014.

Additional details of this agreement are set forth in Note 6 to our consolidated financial statements in Item 15 of this Annual Report on Form 10‑K, which disclosure is incorporated herein by reference.

InterContinental agreement.    During the year ended December 31, 2014, we realized returns and rents of $139,543, under our agreement with InterContinental, covering 91 hotels and requiring annual minimum returns and rents to us of $140,758 as of December 31, 2014. During the year ended December 31, 2014, we were paid all minimum returns and rents due to us and our available security deposit was replenished by $5,204 from the net operating results these hotels generated in excess of the minimum returns and rents due to us.  The available balance of this security deposit was $32,967 as of December 31, 2014.

Additional details of this agreement are set forth in Note 6 to our consolidated financial statements in Item 15 of this Annual Report on Form 10‑K, which disclosure is incorporated herein by reference.

Sonesta agreement. Our management agreement with Sonesta, covering 22 hotels, provides that we are paid a fixed annual minimum return equal to 8% of our invested capital, as defined in the management agreement ($71,919 as of December 31, 2014), to the extent that gross revenues of the hotels, after payment of hotel operating expenses and certain base management fees to Sonesta, are sufficient to do so.  We do not have any security deposits or guarantees for our hotels managed by Sonesta.  Accordingly, the returns we receive from hotels managed by Sonesta are limited to available hotel cash flows after payment of operating expenses. Sonesta’s incentive management fees, but not its other fees, are only earned after we receive our minimum returns.   We realized returns of $30,918 during the year ended December 31, 2014, under this agreement. We have the right to terminate these management agreements if our minimum returns are less than 6% of our invested capital for certain periods.

Additional details of this agreement are set forth in Notes 6 and 9 to our consolidated financial statements in Item 15 of this Annual Report on Form 10‑K, which disclosure is incorporated herein by reference.

Wyndham agreement. During the year ended December 31, 2014, we realized returns and rents of $26,884 under our agreement with Wyndham covering 22 hotels and requiring annual minimum returns and rents to us of $27,429 as of December 31, 2014. The guarantee provided by Wyndham with respect to 22 hotels managed by Wyndham is limited to $35,656 ($6,582 remaining at December 31, 2014), subject to an annual payment limit of $17,828 and expires on July 28, 2020.  During the year ended December 31, 2014, Wyndham made $7,581 of guaranty payments to us.  The guarantee provided by Wyndham with respect to the lease with Wyndham Vacation Resorts, Inc., or Wyndham Vacation, for part of one hotel is unlimited.

Additional details of this agreement are set forth in Note 6 to our consolidated financial statements in Item 15 of this Annual Report on Form 10‑K, which disclosure is incorporated herein by reference.

Other management agreement and lease matters.  As of February 26, 2015, all payments due to us from our managers and tenants under our other operating and lease agreements were current. Additional details of our guarantees from Hyatt and Carlson and our other agreements with Marriott, Morgans, and TA are set forth in Note 6 to our consolidated financial statements in Item 15 of this Annual Report on Form 10‑K which disclosure is incorporated herein by reference.

Management Agreements and Leases

At December 31, 2014, we owned 291 hotels operated under nine operating agreements; 288 of these hotels are leased by us to our wholly owned TRSs and managed by hotel operating companies and three are leased to hotel operating companies. At December 31, 2014, our 184 owned travel centers are leased to TA under two portfolio agreements. Our Consolidated Statements of Income and Comprehensive Income include operating revenues and expenses of our managed hotels and rental income from leased hotels and travel centers. Additional information regarding the terms of our management agreements and leases is included in the table and notes thereto on pages 80 through 83.

Results of Operations (dollar amounts in thousands, except per share amounts)

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

	For the Year Ended December 31,
			Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$1,474,757	$1,310,969	$163,788	12.5%
Rental income:
Minimum rents - hotels	32,668	32,816	(148)	(0.5%)
Minimum rents - travel centers	222,498	216,948	5,550	2.6%
	255,166	249,764	5,402	2.2%
Percentage rent- travel centers	2,896	2,102	794	37.8%
Total rental income	258,062	251,866	6,196	2.5%
FF&E reserve income	3,503	1,020	2,483	243.4%

Expenses:
Hotel operating expenses	1,035,138	929,581	105,557	11.4%
Depreciation and amortization - hotels	213,527	202,172	11,355	5.6%
Depreciation and amortization - travel centers	102,351	97,151	5,200	5.4%
Total depreciation and amortization	315,878	299,323	16,555	5.5%
General and administrative	45,897	50,087	(4,190)	(8.4%)
Acquisition related costs	239	3,273	(3,034)	(92.7%)
Loss on asset impairment	-	8,008	(8,008)	n/a

Operating income	339,170	273,583	65,587	24.0%

Interest income	77	121	(44)	(36.4%)
Interest expense	(139,486)	(145,954)	6,468	(4.4%)
Loss on extinguishment of debt	(855)	-	(855)	n/a
Income before income taxes and equity earnings of an investee	198,906	127,750	71,156	55.7%
Income tax benefit (expense)	(1,945)	5,094	(7,039)	n/a
Equity in earnings of an investee	94	334	(240)	(71.9%)
Income before gain on sale of real estate	197,055	133,178	63,877	48.0%
Gain on sale of real estate	130	-	130	n/a

Net income	197,185	133,178	64,007	48.1%
Excess of liquidation preference over carrying value of preferred shares redeemed	-	(5,627)	5,627	n/a
Preferred distributions	(20,664)	(26,559)	5,895	(22.2%)
Net income available for common shareholders	176,521	100,992	75,529	74.8%
Weighted average shares outstanding (basic)	149,652	137,421	12,231	8.9%
Weighted average shares outstanding (diluted)	149,817	137,514	12,303	8.9%

Net income available for common shareholders per
common share (basic and diluted)	$1.18	$0.73	$0.45	61.6%

References to changes in the income and expense categories below relate to the comparison to consolidated results for the year ended December 31, 2014, compared with the year ended December 31, 2013.

The increase in hotel operating revenues is a result of increased revenues at certain of our managed hotels due to increases in ADR and higher occupancies ($151,413) and the effects of our hotel acquisitions since January 1, 2013 ($23,313).  These increases were partially offset by decreased revenues at certain of our managed hotels undergoing renovations during 2014 due to lower occupancies ($9,333) and the effects of our hotel dispositions since January 1, 2013 ($1,605).  Additional operating statistics of our hotels are included in the table on page 84.

The decrease in rental income-hotels is a result of the conversion of 53 hotels from leased to managed in January 2013 ($550), partially offset by contractual rent increases under certain of our hotel leases and increases in the minimum rents due to us as we funded improvements at certain of our leased hotels since January 1, 2013 ($402). Rental income for 2014 and 2013 includes $531 and $645, respectively, of adjustments to record rent on a straight line basis.

The increase in rental income-travel centers is primarily a result of increases in the minimum rents due to us from TA for improvements we purchased at certain of our travel centers since January 1, 2013. Rental income for our travel centers for 2014 and 2013 includes $1,580 and $1,783, respectively, of adjustments necessary to record rent on a straight line basis.

The increase in percentage rent-travel centers is a result of increased revenues at certain of our travel centers in 2014 versus 2013.

FF&E reserve income represents amounts paid by certain of our hotel tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our hotel leases require these amounts to be calculated as a percentage of total sales at our hotels.  We do not report the amounts, if any, which are escrowed as FF&E reserves for our managed hotels as FF&E income.  The increase in FF&E reserve income is the result of increased sales at certain of our leased hotels and increased FF&E contribution percentages by certain of our tenants.

The increase in hotel operating expenses was primarily caused by increased expenses at certain of our managed hotels resulting primarily from higher occupancies ($82,869), the effect of our acquisitions since January 1, 2013 ($23,313) and the reduction in the amount of minimum return shortfalls funded by our managers ($10,313).  These increases were partially offset by decreased expenses at certain of our managed hotels undergoing renovations during 2014 due to lower occupancies ($9,333) and the effects of our hotel dispositions since January 1, 2013 ($1,605). Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $47,026 and $65,623 less than the minimum returns due to us in the years ended December 31, 2014 and 2013, respectively.  When the managers of these hotels fund the shortfalls under the terms of our operating agreements or their guarantees, we reflect such fundings (including security deposit applications) in our Consolidated Statements of Income and Comprehensive Income as a reduction of hotel operating expenses. The reduction to operating expenses was $9,499 and $19,311 in the years ended December 31, 2014 and 2013, respectively.  We had shortfalls at certain of our managed hotel portfolios not funded by the managers of these hotels under the terms of our operating agreements of $37,527 and $46,312 during the years ended December 31, 2014 and 2013, respectively, which represents the unguaranteed portion of our minimum returns from Marriott and Sonesta.

The increase in depreciation and amortization-hotels is primarily due to the depreciation and amortization of assets acquired with funds from our FF&E reserves or directly funded by us since January 1, 2013 ($21,770) and the effect of our hotel acquisitions since January 1, 2013 ($4,017), partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2013 ($14,432).

The increase in depreciation and amortization-travel centers is due to the depreciation and amortization of improvements made to our travel centers since January 1, 2013.

The decrease in general and administrative costs is primarily due to a decrease in base and incentive business management fees in 2014 ($3,803) pursuant to the terms of our business management agreement with RMR. Additional details of this agreement is set forth in Note 9 to our consolidated financial statements in Item 15 of this Annual Report on Form 10-K, which disclosure is incorporated herein by reference.

Acquisition related costs represent legal and other costs incurred in connection with our hotel acquisition activities.

We recorded an aggregate $8,008 loss on asset impairment in 2013 in connection with an eminent domain taking of our travel center in Roanoke, VA by the Virginia Department of Transportation, or the VDOT, of $5,837 and in connection with our plan to sell one hotel of $2,171.

The increase in operating income is primarily due to the revenue and expense changes discussed above during 2014 compared to 2013.

The decrease in interest income is due to lower average cash balances during 2014.

The decrease in interest expense is due to a lower weighted average interest rate, partially offset by higher average outstanding borrowings in 2014.

We recorded an $855 loss on early extinguishment of debt in 2014 in connection with amending the terms of our revolving credit facility and term loan and the redemption of certain senior notes.

We recorded a $6,868 tax benefit in 2013 in connection with the restructuring of certain of our TRSs.

Equity in earnings of an investee represents our proportionate share of the earnings of AIC.

We recorded a $130 gain on sale of real estate in 2014 in connection with the sale of our Sonesta ES Suites hotel in Myrtle Beach, SC.

Our net income available for common shareholders was reduced in 2013 by $5,627, which represented the amount by which the liquidation preference for our Series C cumulative redeemable preferred shares that we redeemed in 2013 exceeded our carrying amount for those preferred shares as of the date of redemption.

The decrease in preferred distributions is the result of our redemption of our Series C cumulative redeemable preferred shares in 2013.

The increases in net income, net income available for common shareholders and net income available for common shareholders per basic and diluted common share for the year ended December 31, 2014, compared to the prior year, are primarily a result of the changes discussed above.  The percentage increase in net income available for common shareholders per basic and diluted share is lower than the increase in net income available for common shareholders primarily as a result of our issuance of common shares pursuant to public offerings in March 2013 and November 2013.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

	For the Year Ended December 31,
			Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$1,310,969	$980,732	$330,237	33.7%
Rental income:
Minimum rents—hotels	32,816	88,921	(56,105)	(63.1%)
Minimum rents—travel centers	216,948	207,095	9,853	4.8%
	249,764	296,016	(46,252)	(15.6%)
Percentage rent—hotels	—	2,873	(2,873)	n/a
Percentage rent—travel centers	2,102	1,465	637	43.5%
	2,102	4,338	(2,236)	(51.5%)
Total rental income	251,866	300,354	(48,488)	(16.1%)
FF&E reserve income	1,020	15,896	(14,876)	(93.6%)
Expenses:
Hotel operating expenses	929,581	700,939	228,642	32.6%
Depreciation and amortization—hotels	202,172	173,308	28,864	16.7%
Depreciation and amortization—travel centers	97,151	87,523	9,628	11.0%
Total depreciation and amortization	299,323	260,831	38,492	14.8%
General and administrative	50,087	44,032	6,055	13.8%
Acquisition related costs	3,273	4,173	(900)	(21.6%)
Loss on asset impairment	8,008	8,547	(539)	(6.3%)
Operating income	273,583	278,460	(4,877)	(1.8%)
Interest income	121	268	(147)	(54.9%)
Interest expense	(145,954)	(136,111)	(9,843)	7.2%
Income before income taxes and equity in income of an investee	127,750	142,617	(14,867)	(10.4%)
Income tax benefit (expense)	5,094	(1,612)	6,706	n/a
Equity in income of an investee	334	316	18	5.7%
Income before gain on sale of real estate	133,178	141,321	(8,143)	(5.8%)
Gain on sale of real estate	—	10,602	(10,602)	n/a
Net income	133,178	151,923	(18,745)	(12.3%)
Net income available for common shareholders	100,992	103,794	(2,802)	(2.7%)
Weighted average shares outstanding (basic)	137,421	123,463	13,958	11.3%
Weighted average shares outstanding (diluted)	137,514	123,487	14,027	11.4%
Net income available for common shareholders
per common share: (basic and diluted)	$0.73	$0.84	$(0.11)	(13.1%)

References to changes in the income and expense categories below relate to the comparison to consolidated results for the year ended December 31, 2013, compared with the year ended December 31, 2012.

The increase in hotel operating revenues is a result of the conversion of 53 hotels from leased to managed in January 2013 ($240,198), increased revenues at certain of our managed hotels due to increases in ADR and higher occupancies ($72,895) and the effects of our hotel acquisitions since January 1, 2012 ($36,266). These increases were partially offset by the effects of our hotel dispositions since January 1, 2012 ($13,290) and decreased revenues at certain of our managed hotels recently rebranded or undergoing renovations during 2013 due to decreases in ADR and lower occupancies ($5,832). Additional operating statistics of our hotels are included in the table on page 84.

The decrease in minimum rents-hotels is a result of the conversion of 53 hotels from leased to managed in January 2013 ($67,043), partially offset by the effects of our hotel acquisitions since January 1, 2012 ($9,608) and increases in the minimum rents due to us as we funded improvements at certain of our leased hotels since January 1, 2012 ($1,330). Rental income for 2013 and 2012 includes $645 and $103, respectively, of adjustments to record rent on a straight line basis.

The increase in minimum rents-travel centers is primarily a result of increases in the minimum rents due to us from TA for improvements we purchased at certain of our travel centers since January 1, 2012. Rental income for our travel centers for 2013 and 2012 includes $1,783 and $149, respectively, of adjustments necessary to record rent on a straight line basis.

The decrease in percentage rent-hotels is a result of the conversion of 53 hotels from leased to managed in January 2013.

The increase in percentage rent-travel centers is a result of increased revenues at certain of our travel centers in 2013 versus 2012.

The decrease in FF&E reserve income is primarily the result of the conversion of 53 hotels from leased to managed in January 2013 ($14,001) and an amendment to our Marriott No. 5 agreement that provided unspent renovations previously advanced by HPT would be used to partially offset 2013 FF&E revenue contributions required under the agreement ($1,339), partially offset by increased levels of sales at certain of our leased hotels ($464).

The increase in hotel operating expenses was primarily caused by the conversion of 53 hotels from leased to managed in January 2013 ($158,788), increased expenses associated primarily with higher occupancies at certain of our managed hotels ($40,033), the effect of our acquisitions since January 1, 2012 ($39,561) and the reduction in the amount of minimum return shortfalls funded by our managers ($27,076).  These increase were partially offset by operating expense decreases at certain properties recently rebranded or undergoing renovations during 2013 due to lower occupancies ($23,443) and the effect of our hotel dispositions since January 1, 2012 ($13,373). Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $65,623 and $76,978, less than the minimum returns due to us in 2013 and 2012, respectively. When the managers of these hotels fund the shortfalls under the terms of our operating agreements or their guarantees, we reflect such fundings (including security deposit applications) in our Consolidated Statements of Income and Comprehensive Income as a reduction of hotel operating expenses. The reductions of operating expenses were $19,311 and $46,386 in 2013 and 2012, respectively. We had shortfalls at certain of our managed hotel portfolios not funded by the managers of these hotels under the terms of our operating agreements of $46,312 and $30,592 during 2013 and 2012, respectively, which represent the unguaranteed portion of our minimum returns from Marriott and Sonesta.

The increase in depreciation and amortization-hotels is primarily due to the depreciation and amortization of assets acquired with funds from our FF&E reserves or directly funded by us since January 1, 2012 ($28,211) and the effect of our hotel acquisitions since January 1, 2012 ($10,523), partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2012 ($9,712) and our hotel dispositions since January 1, 2012 ($158).

The increase in depreciation and amortization-travel centers is due to the depreciation and amortization of improvements made to our travel centers since January 1, 2012.

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

We recorded a $10,602 gain on sale of real estate in 2012 in connection with the sale of our Marriott® hotel in St. Louis, MO and the sale of our Staybridge Suites® hotels in Auburn Hills, MI and Schaumburg, IL.

We recorded a $6,868 deferred tax benefit in 2013 in connection with the restructuring of certain of our TRSs, the effect of which was partially offset by our recognizing higher income tax expense for 2013 primarily as a result of higher foreign income taxes.

Equity in earnings of an investee represents our proportionate share of the earnings of AIC.

Our net income available for common shareholders was reduced in 2013 by $5,627, which represented the amount by which the liquidation preference for our Series C cumulative redeemable preferred shares that we redeemed in 2013 exceeded our carrying amount for those preferred shares as of the date of redemption. Our net income available for common shareholders in 2012 was reduced by $7,984, which represented the aggregate amount by which the liquidation preference for our Series B cumulative redeemable preferred shares and for our Series C cumulative redeemable preferred shares that were redeemed in 2012 exceeded our carrying amounts for those preferred shares as of the respective dates of redemption.

The decrease in preferred distributions is the result of our redemption of our Series B cumulative redeemable preferred shares and Series C cumulative redeemable preferred shares described above, partially offset by the issuance of 11,600,000 shares of our 7.125% Series D cumulative redeemable preferred shares in 2012.

The decreases in net income and net income available for common shareholders and net income available for common shareholders per basic and diluted common share for the year ended December 31, 2013, compared to the prior year are primarily a result of the changes discussed above. On a per share basis, the percentage decrease in net income available for common shareholders is higher due to our issuance of common shares pursuant to public offerings in March 2013 and November 2013.

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our Managers and Tenants

As of December 31, 2014, 289 of our hotels are included in one of seven portfolio agreements and two hotels are leased to hotel operating companies. Our 184 owned travel centers are leased under two portfolio agreements. All costs of operating and maintaining our properties are paid by the hotel managers as agents for us or by our tenants for their own account. Our hotel managers and tenants derive their funding for property operating expenses and for returns and rents due to us generally from property operating revenues and, to the extent that these parties themselves fund our minimum returns and minimum rents, from their separate resources. Our hotel managers and tenants include Marriott, InterContinental, Sonesta, Wyndham, Hyatt, Carlson and Morgans. Our travel centers are leased to TA.

We define coverage for each of our hotel management agreements or leases as total property level revenues minus FF&E reserve escrows, if any, and all property level expenses which are not subordinated to the minimum returns and minimum rents due to us divided by the minimum returns or minimum rent payments due to us. More detail regarding coverage, guarantees and other features of our hotel operating agreements is presented in the tables and related notes on pages 80 through 83. For the year ended December 31, 2014,  five of our nine hotel operating agreements generated coverage of less than 1.0x (with a range among those five hotel operating agreements of 0.37x to 0.97x); four of our nine hotel operating agreements generated coverage of equal to or greater than 1.0x (with a range among those four hotel operating agreements of 1.00x to 1.16x) for the year ended December 31, 2014.

We define coverage for our travel center leases as property level revenues minus all property level expenses divided by the minimum rent payments due to us. During the twelve months ended September 30, 2014, the operating results from our 184 properties in our two travel center leases generated coverage of 1.67x. Coverage data for the year ended December 31, 2014 is currently not available from our tenant TA.  Because a large percentage of TA’s business is conducted at properties leased from us, property level rent coverage may not be an appropriate way to evaluate TA’s ability to pay rents due to us. We believe property level rent coverage is nonetheless one useful indicator of the performance and value of our properties as we believe it is what an operator interested to acquire these properties or the leaseholds might use to evaluate the contribution of these properties to their earnings before corporate level expenses.

Three hundred eight (308) of our properties, representing 60% of our total historical investments at cost as of December 31, 2014, are operated under seven management arrangements or leases which are subject to full or limited guarantees. These guarantees may provide us with continued payments if the property level cash flows fail to equal or exceed guaranteed amounts due to us. Our minimum returns and minimum rents for 91 hotels, representing 18% of our total historical investments at cost as of December 31, 2014, are secured by a security deposit which we control. Some of our managers and tenants, or their affiliates, may also supplement cash flow from our properties in order to make payments to us and preserve their rights to continue operating our properties even if they are not required to do so by guarantees. Guarantee payments, security deposit applications or supplemental payments to us, if any, made under any of our management agreements or leases do not subject us to repayment obligations, but, under some of our agreements, the manager or tenant may recover these guarantee or supplemental payments and the security deposits may be replenished from the future cash flows from our properties after our future minimum returns and minimum rents are paid.

Cash flows from our hotels under certain of our agreements are generating cash flows that are less than the minimum amounts contractually required and we have been utilizing the applicable security features in our agreements to cover some of these shortfalls. However, several of the guarantees and all the security deposits we hold are for limited amounts and are for limited durations and may be exhausted or expire, especially if the profitability of our hotels do not fully recover from the recent recession in a reasonable time period or if our hotel renovation and rebranding activities do not result in improved operating results at these hotels. Accordingly, the effectiveness of our various security features to provide uninterrupted payments to us is not assured. If any of our hotel managers, tenants or guarantors default in their payment obligations to us, our cash flows will decline and we may become unable to continue to pay distributions to our shareholders.

Our Operating Liquidity and Capital Resources

Our principal source of funds to meet operating expenses, debt service obligations and pay distributions to shareholders are minimum returns from our managed hotels and minimum rents from our leased hotels and travel centers. We receive minimum returns and minimum rents from our managers and tenants monthly. We receive additional returns, percentage returns and rents and our share of the operating profits of our managed hotels after payment of management fees and other deductions, if any, either monthly or quarterly. This flow of funds has historically been sufficient for us to pay our operating expenses, debt service obligations and distributions to shareholders declared by our Board of Trustees. We believe that our operating cash flow will be sufficient to meet our operating expenses, debt service and pay distributions on our shares for the next twelve months and for the foreseeable future thereafter. However, as a result of economic conditions or otherwise, our managers and tenants may become unable to pay minimum returns and minimum rents to us when due, in which case our cash flow and net income will decline and we may need to reduce the amount of, or even eliminate, our distributions to common shareholders.

Changes in our cash flows for the year ended December 31, 2014 compared to the year ended December 31, 2013 were as follows: (1) cash flow provided by operating activities increased from $391,089 in 2013 to $461,745 in 2014; (2) cash used in investing activities decreased from $570,314 in 2013 to $280,890 in 2014; and (3) cash provided by financing activities changed from $181,676 of cash provided from financing activities in 2013 to $191,521 of cash used in financing activities in 2014.

The increase in cash provided by operating activities for the year ended December 31, 2014 as compared to the prior year is due primarily to an increase in the minimum returns and rents paid to us in 2014 due to our funding of improvements to our hotels and travel centers, improved economic conditions in the hotel industry and our hotel acquisitions since January 1, 2013, an increase in security deposit replenishments resulting from the improved operating performance at certain of our hotels and favorable changes in working capital. The decrease in cash used in investing activities for the year ended December 31, 2014 as compared to the prior year is primarily due to a decline in hotel acquisitions and hotel renovation activities in 2014 compared to 2013. The change in cash flows provided by (used in) financing activities for the year ended December 31, 2014 as compared to the prior year is primarily due to proceeds from the issuance of common shares in 2013 that did not recur in 2014 and increased debt repayments and increased distributions to common shareholders in 2014, partially offset by the higher proceeds from the issuance of senior notes in 2014 compared to 2013.

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

Our Investment and Financing Liquidity and Capital Resources

Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the year ended December 31, 2014, our hotel managers and hotel tenants deposited $52,762 to these accounts and $55,562 was spent from the FF&E reserve escrow accounts and from separate payments by us to renovate and refurbish our hotels. As of December 31, 2014, there was $33,982 on deposit in these escrow accounts, which was held directly by us and is reflected on our Consolidated Balance Sheets as restricted cash.

Our hotel operating agreements generally provide that, if necessary, we may provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. To the extent we make such additional fundings, our annual minimum returns or minimum rents generally increase by a percentage of the amount we fund. During the year ended December 31, 2014, we funded $164,004 for capital improvements in excess of FF&E reserve fundings available from hotel operations to our hotels as follows:

•

During the year ended December 31, 2014, we funded $4,410 for capital improvements to hotels included in our Marriott No. 1 agreement using cash on hand and borrowings under our revolving credit facility. We currently expect to fund approximately $3,700 for capital improvements under this agreement during 2015 using existing cash balances or borrowings under our revolving credit facility. As we fund these improvements, the annual minimum return payable to us increases.

•

During the year ended December 31, 2014, we funded $1,500 for capital improvements to hotels included in our Marriott No. 234 agreement using cash on hand and borrowings under our revolving credit facility. We currently expect to fund approximately $6,700 for capital improvements under this agreement during 2015 using existing cash balances or borrowings under our revolving credit facility. As we fund these improvements, the annual minimum return payable to us increases.

•

During the year ended December 31, 2014, we funded $15,743 for capital improvements to hotels included in our InterContinental agreement using cash on hand and borrowings under our revolving credit facility.

We currently expect to fund approximately $10,000 for capital improvements under this agreement during 2015 using existing cash balances or borrowings under our revolving credit facility. As we fund these improvements, the annual minimum return payable to us increases.

•

Our Sonesta management agreements do not require FF&E escrow deposits. Under our Sonesta agreement, we are required to fund capital expenditures made at our hotels.  During the year ended December 31, 2014, we funded $115,836 for capital improvements to hotels included in our Sonesta agreement using cash on hand and borrowings under our revolving credit facility. We currently expect to fund approximately $27,000 for capital improvements under this agreement during 2015 using existing cash balances or borrowings under our revolving credit facility.  As we fund these improvements, the annual minimum returns payable to us increase to the extent amounts funded exceed threshold amounts, as defined in our Sonesta agreement.

•

Our Wyndham agreement requires FF&E escrow deposits only if there is excess cash flow after payment of our minimum returns.  No FF&E escrow deposits were required during the year ended December 31, 2014.  During the year ended December 31, 2014, we funded $26,515 for capital improvements to hotels included in our Wyndham agreement using existing cash balances and borrowings under our revolving credit facility. We currently expect to fund approximately $9,000 for capital improvements under this agreement during 2015 using existing cash balances or borrowings under our revolving credit facility.  As we fund these improvements, the annual minimum return payable to us increases.

Our travel center leases with TA do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non‑structural components. Under both of our leases with TA, TA may request that we purchase qualifying capital improvements to the leased facilities in return for minimum rent increases. However, TA is not obligated to request and we are not obligated to purchase any such improvements. We funded $66,133 for purchases of capital improvements under these lease provisions during the year ended December 31, 2014, resulting in TA’s  annual minimum rent payable to us increasing by $5,621 pursuant to the leases.

On each of January 15, 2014, April 15, 2014, July 15, 2014 and October 15, 2014, we paid a $0.4453 per share distribution, or $5,166, to our Series D preferred shareholders.  On December 4, 2014, we declared a $0.4453 per share distribution, or $5,166, on our Series D preferred shares of record on December 31, 2014. We paid this amount on January 15, 2015.  We funded these distributions using cash on hand.

On February 21, 2014, we paid a $0.48 per share distribution, or $71,811, to our common shareholders.  On May 21, 2014, we paid a $0.49 per share distribution, or $73,373, to our common shareholders.  On August 22, 2014, we paid a $0.49 per share distribution, or $73,395, to our common shareholders.  On November 21, 2014, we paid a $0.49 per share distribution, or $73,450, to our common shareholders.  On January 12, 2015, we declared a $0.49 per share distribution, or $73,466, to our common shareholders of record on January 23, 2015. We paid this distribution on February 24, 2015.  We funded these distributions using cash on hand and borrowings under our revolving credit facility.

On January 6, 2014, we received proceeds from the VDOT of $6,178 related to an eminent domain taking. We used these proceeds for general business purposes.

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

On September 12, 2014, we issued $350,000 of 4.50% unsecured senior notes due 2025 in a public offering.  Net proceeds from this offering of $342,786 after underwriting discounts and other offering expenses were used to repay amounts outstanding under our revolving credit facility including amounts drawn to fund the redemption of our 5⅛% senior notes due 2015 described above.

On September 23, 2014, we exercised our purchase option to acquire the land and improvements at our Petro travel center located in Waterloo, NY from a third party for $16,000, excluding closing costs.    We currently expect to complete this acquisition in October 2015 using cash on hand and borrowings under our revolving credit facility.  This acquisition is subject to closing conditions, and accordingly, we can provide no assurance that we will acquire this property or that this acquisition will not be delayed or that the terms of the acquisition will not change.

On January 30, 2015 we entered an agreement to acquire a Holiday Inn & Suites branded hotel located in Rosemont, IL with 300 rooms for a purchase price of $35,500, excluding closing costs.  We currently expect to complete this acquisition in March 2015 using cash on hand and borrowings under our revolving credit facility.  This acquisition is subject to closing conditions, and accordingly, we can provide no assurance that we will acquire this property or that this acquisition will not be delayed or that the terms of the acquisition will not change.

In order to fund capital improvements to our properties and acquisitions and to meet cash needs that may result from timing differences between our receipt of returns and rents and our desire or need to pay operating expenses, debt service and distributions, we maintain a $750,000 revolving credit facility as of December 31, 2014.

On January 8, 2014, we amended the agreements governing our unsecured revolving credit facility and unsecured term loan with Wells Fargo Bank, National Association, as administrative agent, and a syndicate of other lenders. As a result of the amendment, the stated maturity date of the revolving credit facility was extended from September 7, 2015 to July 15, 2018 and the stated maturity date of the term loan was extended from March 13, 2017 to April 15, 2019. Subject to the payment of an extension fee and meeting certain other conditions, we have an option to further extend the stated maturity date of the revolving credit facility by an additional one year to July 15, 2019. The amended credit agreement provides that we can borrow, repay and reborrow funds available under the revolving credit facility until maturity, and no principal repayment is due until maturity. Our term loan is prepayable without penalty at any time.  The amended credit agreement governing both our revolving credit facility and our term loan includes a feature under which maximum borrowings under the revolving credit facility and term loan may be increased to up to $2,300,000 on a combined basis in certain circumstances.

As a result of the amendment, the interest rate payable on borrowings under the revolving credit facility was reduced from LIBOR plus a premium of 130 basis points to LIBOR plus a premium of 110 basis points, and the facility fee was reduced from 30 basis points to 20 basis points per annum on the total amount of lending commitments under the revolving credit facility. Also as a result of the amendment, the interest rate payable on borrowings under the term loan was reduced from LIBOR plus a premium of 145 basis points to LIBOR plus a premium of 120 basis points. Both the interest rate premiums and the facility fee are subject to adjustment based upon changes to our credit ratings. As of December 31, 2014 and February 26, 2015, we had $18,000 and $58,000 outstanding and $732,000 and $692,000 available under our revolving credit facility, respectively.  As of December 31, 2014, the interest rate for the amount outstanding under our revolving credit facility was 1.27%.

As of both December 31, 2014 and February 26, 2015, we had $400,000 outstanding under our term loan. As of December 31, 2014, the interest rate for the amount outstanding under our term loan was 1.36%.

Our borrowings under the revolving credit facility and term loan are unsecured.  The amended credit agreement provides that, with certain exceptions, a subsidiary of ours is required to guaranty our obligations under the revolving credit facility and term loan only if that subsidiary has separately incurred debt (other than nonrecourse debt), within the meaning specified in the amended credit agreement, or provided a guarantee of debt incurred by us or any of our other subsidiaries.

Our term debt maturities (other than our revolving credit facility and term loan) as of December 31, 2014 were as follows: $275,000 in 2016, $300,000 in 2017, $350,000 in 2018, $500,000 in 2022, $300,000 in 2023, $350,000 in 2024, $350,000 in 2025 and $8,478 in 2027. Our $8,478 of 3.8% convertible senior notes due 2027 are convertible into our common shares, if certain conditions are met (including certain changes in control), into cash equal to the principal amount of the notes and, to the extent the market price of our common shares exceeds the exchange price of $50.50 per share, subject to adjustment, either cash or our common shares at our option with a value based on such excess amount. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events. None of our other debt obligations require principal or sinking fund payments prior to their maturity dates.

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

As of December 31, 2014, our contractual obligations were as follows (dollars in thousands):

	Payment due by period
		Less than			More than
Contractual Obligations	Total	1 year	1 - 3 years	3 - 5 years	5 years
Long-term debt obligations(1)	$2,851,478	$—	$575,000	$768,000	$1,508,478
Ground lease obligations(2)	110,812	12,796	20,980	15,988	61,048
Security deposits(3)	33,069	—	—	—	33,069
Capital improvements(4)	56,400	56,400	—	—	—
Purchase obligations(5)	16,000	16,000	—	—	—
Projected interest expense(6)	818,676	135,724	237,022	161,401	284,529
Total	$3,886,435	$220,920	$833,002	$945,389	$1,887,124

(1)

Holders of our convertible senior notes ($8,478 due in 2027) may require us to repurchase all or a portion of the notes on March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events. The amounts in the table reflect these notes in the “More than 5 years” category based on the stated maturity date of these notes.

(2)

14 of our hotels and 18 of our travel centers are on land leased partially or in its entirety. In each case the ground lessors are unrelated to us. Pursuant to the terms of our management agreements and leases, payments of ground lease obligations are generally made by our managers or tenants. However, if a manager or tenant fails to perform obligations under a ground lease or elects not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected hotel or travel center.

(3)

Represents the security deposit balance as of December 31, 2014. We may draw upon security deposits to cover any rent or return shortfalls thereby decreasing the potential obligation to repay some of these deposits.

(4)	Represents amounts we expect to fund for capital improvements to our hotels in excess of amounts available in FF&E reserves as of December 31, 2014.
(5)	We exercised our purchase option to acquire the land and improvements at our Petro travel center location in Waterloo, NY for $16,000. We currently expect to complete this acquisition in October 2015.
(6)

Projected interest expense is interest attributable to only the long term debt obligations listed above at existing rates and is not intended to project future interest costs which may result from debt prepayments, new debt issuances or changes in interest rates. Projected interest expense does not include interest which may become payable under our revolving credit facility.

Off Balance Sheet Arrangements

As of December 31, 2014, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

Our debt obligations at December 31, 2014, consist of outstanding borrowings under our $750,000 unsecured revolving credit facility, our $400,000 unsecured term loan and $2,433,478 of publicly issued unsecured term debt and convertible notes. Our publicly issued unsecured term debt and convertible notes are governed by an indenture. This indenture and related supplements and our revolving credit facility and term loan agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and require us to maintain various financial ratios. Our revolving credit facility and term loan agreement provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR ceasing to act as our business manager.  As of December 31, 2014, we believe we were in compliance with all of the covenants under our indenture and its supplements and our revolving credit facility and term loan agreement.

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

Our public debt indenture and its supplements contain cross default provisions to any other debts of $20,000 or more. Similarly, our revolving credit facility and term loan agreement has cross default provisions to other indebtedness that is recourse of $25,000 or more and indebtedness that is non‑recourse of $75,000 or more.

Related Person Transactions

We have relationships and historical and continuing transactions with RMR and others affiliated with RMR. For example, we have no employees and the personnel and various services we require to operate our business are provided to us by RMR pursuant to management agreements; and RMR is owned by our Managing Trustees. We also have relationships with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of us or RMR, including: TA, which is our former subsidiary and our largest tenant and of which we are the largest shareholder; Sonesta, which is owned by our Managing Trustees and which manages several of our hotels; affiliates of RMR, to which we previously sold two hotels; and AIC, of which we, RMR, TA and four other companies to which RMR provides management services each owns approximately 14.3%. We and the other six shareholders of AIC have property insurance providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. For further information about these and other such relationships and related person transactions, please see Note 9 to the Notes to consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference, and the section captioned "Business" above in Part I, Item 1 of this Annual Report on Form 10-K. In addition, for more information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, please see elsewhere in this Annual Report on Form 10-K, including "Warning Concerning Forward Looking Statements" and Part I, Item 1A, "Risk Factors." Copies of certain of our agreements with these related parties, including our business management agreement and property management agreement with RMR, various agreements we have entered with TA and Sonesta, our purchase and sale agreements with affiliates of RMR and our shareholders agreement with AIC and its six other shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC's website.

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

•	variable interest entities;
•	allocation of purchase prices between various asset categories and the related impact on the recognition of depreciation and amortization expenses;
•	assessment of the carrying values and impairments of real estate and intangible assets;
•	classification of leases and the related impact on the recognition of rental income; and
•	income taxes.

We have determined that each of our TRSs is a variable interest entity, or VIE, as defined under the Consolidation Topic of the FASB Accounting Standards CodificationTM, or the Codification. We have concluded that we must consolidate each of our TRSs because we are the entity with the power to direct the activities that most significantly impact such VIE’s performance and we have the obligation to absorb the majority of the potential variability in gains and losses of each VIE, with the primary focus on losses, and are therefore the primary beneficiary of each VIE.

We allocate the acquisition cost of each property investment to various property components such as land, buildings and equipment and intangibles based on their fair values and each component generally has a different useful life. For real estate acquired, we record building, land, furniture, fixtures and equipment, and, if applicable, the value of acquired in‑place leases, the fair market value of above or below market leases and customer relationships at fair value. We allocate the excess, if any, of the consideration over the fair value of assets acquired to goodwill. We base purchase price allocations and the determination of useful lives on our estimates and, under some circumstances, studies from independent real estate appraisal firms to provide market information and evaluations that are relevant to our purchase price allocations and determinations of useful lives; however, we are ultimately responsible for the purchase price allocations and determination of useful lives.

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

Certain of our properties are leased on a triple net basis, pursuant to non‑cancelable, fixed term, operating leases. Each time we enter a new lease or materially modify an existing lease we evaluate its classification as either a capital or operating lease. The classification of a lease as capital or operating affects the carrying value of a property, as well as our recognition of rental payments as revenue. These evaluations require us to make estimates of, among other things, the remaining useful life and market value of a leased property, appropriate present value discount rates and future cash flows. Incorrect assumptions or estimates may result in misclassification of our leases.

We account for income taxes in accordance with the Income Taxes Topic of the Codification. Under this Topic, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We establish valuation allowances to reduce deferred tax assets to the amounts that are expected to be realized when necessary. We have elected to be taxed as a REIT under the IRC and are generally not subject to federal and state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. Despite our REIT status, we are subject to income tax in Canada, Puerto Rico and in certain states. Further, we lease our managed hotels to our wholly owned TRSs that, unlike most of our subsidiaries, are generally subject to federal, state and foreign income tax. Our consolidated income tax provision (or benefit) includes the income tax provision (or benefit) related to the operations of the TRSs and state and foreign income taxes incurred by us despite our tax status as a REIT. The Income Taxes Topic also prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Tax benefits are recognized only to the extent that it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. Tax returns filed for the 2011 through 2014 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

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

Property Management Agreements, Leases and Operating Statistics

As of December 31, 2014, 289 of our hotels are included in one of seven portfolio agreements and two hotels are leased to hotel operating companies. Our 184 travel centers are leased under two portfolio agreements. Our hotels are managed by or leased to separate affiliates of hotel operating companies including Marriott, InterContinental, Sonesta, Wyndham, Hyatt, Carlson and Morgans under nine agreements. Our 184 travel centers are leased to and operated by TA under two agreements.

The table and related notes on pages 80 to 83 summarize significant terms of our leases and management agreements as of December 31, 2014. The tables on pages 80 and 84 also include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include coverage of our minimum returns or minimum rents and occupancy, ADR and RevPAR for our hotel properties. We consider these statistics and the management agreement or lease security features also presented in the tables on the following pages, to be important measures of our managers’ and tenants’ success in operating our properties and their ability to continue to pay us.

However, none of this third party reported information is a direct measure of our financial performance and we have not independently verified this data.

					Rent / Return Coverage (3)
		Number of		Annual	Year Ended
Operating Agreement	Number of	Rooms /		Minimum	December 31,
Reference Name	Properties	Suites	Investment (1)	Return/Rent (2)	2014	2013
Marriott (No. 1) (4)	53	7,610	$684,701	$67,976	1.16x	1.06x
Marriott (No. 234) (5)	68	9,120	996,939	105,928	0.97x	0.91x
Marriott (No. 5) (6)	1	356	90,078	10,004	0.37x	0.38x
Subtotal / Average Marriott	122	17,086	1,771,718	183,908	1.01x	0.94x
InterContinental (7)	91	13,518	1,432,889	140,758	1.07x	1.01x
Sonesta(8)	22	4,727	942,294	71,919	0.50x	0.39x
Wyndham (9)	22	3,590	375,459	27,429	0.72x	0.41x
Hyatt (10)	22	2,724	301,942	22,037	0.91x	0.86x
Carlson (11)	11	2,090	209,895	12,920	1.04x	0.84x
Morgans (12)	1	372	120,000	7,595	1.00x	0.95x
Subtotal / Average Hotels	291	44,107	5,154,197	466,566	0.93x	0.85x
TA (No. 1) (13)	144	-	2,049,902	164,964	(15)	1.61x
TA (No. 2) (14)	40	-	790,272	61,964	(15)	1.55x
Subtotal / Average TA	184	-	2,840,174	226,928	(15)	1.60x
Total / Average	475	44,107	$7,994,371	$693,494		1.10x

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

(3)

We define coverage as combined total property level revenues minus the required FF&E reserve escrows, if any, and all property level expenses which are not subordinated to minimum returns and minimum rent payments to us (which data is provided to us by our managers or tenants), divided by the minimum return or minimum rent payments due to us. Coverage amounts for our Sonesta and Wyndham agreements include data for periods prior to our ownership or leasing of certain hotels.

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

During the three months ended December 31, 2014, we began marketing for sale our Courtyard by Marriott® hotel in Norcross, GA with a net book value of $4,143 at December 31, 2014.

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

We originally held a security deposit of $64,700 under this agreement.  As of December 31, 2014, we have fully exhausted this security deposit covering shortfalls in the payments of our minimum return.  This security deposit may be replenished from future cash flows from these hotels in excess of our minimum return and certain management fees.  Marriott has also provided us with a $40,000 limited guaranty for payment shortfalls up to 90% of our minimum return, which expires in 2019.  As of December 31, 2014, the available Marriott guaranty was $30,672.

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

(7)

We lease 90 InterContinental branded hotels (19 Staybridge Suites®, 61 Candlewood Suites®, two InterContinental®, six Crowne Plaza® and two Holiday Inn® hotels) in 27 states in the U.S. and Ontario, Canada to one of our TRSs.  These 90 hotels are managed by subsidiaries of InterContinental under a combination management agreement.  We lease one additional InterContinental® branded hotel in Puerto Rico to a subsidiary of InterContinental. The annual minimum return amount presented in the table on page 80 includes $7,848 of minimum rent related to the leased Puerto Rico property.  The management agreement and the lease expire in 2036; InterContinental has two renewal options for 15 years each for all, but not less than all, of the hotels.

We originally held a security deposit of $73,872 under this agreement.  As of December 31, 2014, we have applied $40,905 of the security deposit to cover shortfalls in the payments of our minimum return and rent.  As of December 31, 2014, the balance of this security deposit was $32,967.  This security deposit may be replenished and increased up to $100,000 from future cash flows from these hotels in excess of our minimum return and rent and certain management fees.

Under this agreement, InterContinental is required to maintain a minimum security deposit of $30,000 in 2014 and $37,000 thereafter. On January 6, 2014, we entered into a letter agreement with InterContinental under which the minimum security deposit balance required to be maintained during 2014 and 2015 will be reduced by two dollars for every dollar of additional security deposit InterContinental provides to us.  During the first quarter of 2014, InterContinental provided us $4,283 of additional security deposit. We refunded this amount to InterContinental in October 2014.

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

We have recently entered an agreement to acquire a Holiday Inn & Suites branded hotel located in Rosemont, IL with 300 rooms.  We expect to add this hotel to our InterContinental agreement.

(8)

We lease our 22 Sonesta branded hotels (four Royal Sonesta®, four Sonesta® and 14 Sonesta ES Suites® hotels) in 13 states to one of our TRSs.  The hotels are managed by Sonesta under a combination management agreement which expires in 2037; Sonesta has two renewal options for 15 years each for all, but not less than all, of the hotels.

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

(9)

We lease our 22 Wyndham branded hotels (six Wyndham Hotels and Resorts® and 16 Hawthorn Suites® hotels) in 14 states to one of our TRSs.  The hotels are managed by a subsidiary of Wyndham under a combination management agreement which expires in 2038; Wyndham has two renewal options for 15 years each for all, but not less than all, of the hotels.  We also lease 48 vacation units in one of the hotels to Wyndham Vacation under a lease that expires in 2037; Wyndham Vacation has two renewal options for 15 years each for all, but not less than all, of the vacation units.  The lease is guaranteed by Wyndham and provides for rent increases of 3% per annum. The annual minimum return amount presented in the table on page 80 includes $1,326 of minimum rent related to the Wyndham Vacation lease.

We had a guaranty of $35,656 under this agreement for payment shortfalls of minimum return, subject to an annual payment limit of $17,828.  As of December 31, 2014, the available Wyndham guaranty was $6,582.  This guaranty expires in 2020.

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

We originally had a guaranty of $50,000 under this agreement for payment shortfalls of our minimum return.  As of December 31, 2014, the available Hyatt guaranty was $12,055.  The guaranty is limited in amount but does not expire in time and may be replenished from future cash flows from the hotels in excess of our minimum return.

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

We originally had a limited guaranty of $40,000 under this agreement for payment shortfalls of our minimum return.  As of December 31, 2014, the available Carlson guaranty was $20,964.  The guaranty is limited in amount but does not expire in time and may be replenished from future cash flows from the hotels in excess of our minimum return.

In addition to our minimum return, this management agreement provides for payment to us of 50% of available cash flow after payment of operating expenses, funding the required FF&E reserve, payment of our minimum return and reimbursement to Carlson of working capital and guaranty advances, if any.  This additional return is not guaranteed.

(12)

We lease the Clift Hotel®, a full service hotel in San Francisco, CA, to a subsidiary of Morgans under a lease agreement that expires in 2103. On October 14, 2014, the annual rent due to us increased from $5,956 to $7,595 as prescribed in the lease.  On October 14, 2019 and on each fifth anniversary thereafter during the lease term, the rent due to us will be increased based on changes in the consumer price index with minimum increases of 10% and maximum increases of 20%.  Although the contractual lease terms would qualify this lease as a direct financing lease under GAAP, we account for this lease as an operating lease due to uncertainty regarding the collection of future rent increases and we recognize rental income from this lease on a cash basis, in accordance with GAAP.

(13)

We lease our 144 TravelCenters of America® branded travel centers in 39 states, to a subsidiary of TA under a lease that expires in 2022; TA has no renewal option.  In addition to the payment of our minimum rent, this lease agreement provides for payment to us of percentage rent based on increases in total revenues over base year levels (3% of non-fuel revenues and 0.3% of fuel revenues above 2011 revenues subject to certain limits).  The annual minimum rent amount presented in the table on page 80 for our TA No. 1 lease includes approximately $5,272 of ground rent paid by TA for properties we lease and sublease to TA.  This lease is guaranteed by TA.

On August 13, 2013, a travel center located in Roanoke, VA that we leased to TA under the TA No. 1 lease was taken by eminent domain proceedings brought by the VDOT in connection with certain highway construction. Our TA No. 1 lease provides that the annual rent payable by TA to us is reduced by 8.5% of the amount of the proceeds we receive from the taking or, at our option, the fair market value rent of the property on the commencement date of the TA No. 1 lease. In January 2014, we received proceeds from the VDOT of $6,178, which is a substantial portion of the VDOT’s estimate of the value of the property, and as a result the annual rent payable by TA to us under the TA No. 1 lease was reduced by $525 effective January 6, 2014. We and TA are challenging VDOT’s estimate of this property’s value and we expect that the final resolution of this matter will take considerable time. After the VDOT taking, we entered a lease agreement with the VDOT to lease this property for $40 per month; and we subleased this property to TA so that TA became responsible to pay this VDOT lease rent.  TA surrendered this property to the VDOT in November 2014.

(14)

We lease our 40 Petro Stopping Centers® branded travel centers in 25 states to a subsidiary of TA under a lease that expires in 2024; TA has two renewal options for 15 years each for all, but not less than all, of these travel centers.  In addition to the payment of our minimum rent, this lease agreement provides for payment to us of percentage rent based on increases in total revenues over base year levels (3% of non-fuel revenues and 0.3% of fuel revenues above 2012 revenues subject to certain limits).  We have agreed to waive payment of the first $2,500 of percentage rent that may become due under the TA No. 2 lease. We have waived $986 of percentage rent as of December 31, 2014.  This lease is guaranteed by TA.

(15)	Data for the periods subsequent to September 30, 2014 is currently not available from our tenant, TA.

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

		No. of
	No. of	Rooms /	Fourth Quarter (1)			Year to Date (1)
	Hotels	Suites	2014	2013	Change	2014	2013	Change
ADR
Marriott (No. 1)	53	7,610	$118.10	$113.21	4.3%	$120.56	$116.41	3.6%
Marriott (No. 234)	68	9,120	119.15	112.64	5.8%	118.22	112.52	5.1%
Marriott (No. 5)	1	356	213.94	211.69	1.1%	220.88	218.35	1.2%
Subtotal / Average Marriott	122	17,086	121.04	115.18	5.1%	121.73	116.77	4.2%
InterContinental	91	13,518	101.64	94.65	7.4%	100.90	94.96	6.3%
Sonesta (1)	22	4,727	147.40	130.92	12.6%	145.67	129.70	12.3%
Wyndham (1)	22	3,590	92.15	80.41	14.6%	88.94	79.42	12.0%
Hyatt	22	2,724	99.03	91.98	7.7%	100.54	94.18	6.8%
Carlson	11	2,090	94.10	87.73	7.3%	98.11	92.33	6.3%
Morgans	1	372	250.91	245.34	2.3%	255.55	244.88	4.4%
All Hotels Total / Average	291	44,107	$113.50	$105.67	7.4%	$113.27	$106.87	6.0%

OCCUPANCY
Marriott (No. 1)	53	7,610	65.2%	63.3%	1.9 pts	69.9%	67.5%	2.4 pts
Marriott (No. 234)	68	9,120	70.2%	67.3%	2.9 pts	74.5%	71.2%	3.3 pts
Marriott (No. 5)	1	356	80.4%	72.9%	7.5 pts	85.1%	81.6%	3.5 pts
Subtotal / Average Marriott	122	17,086	68.2%	65.7%	2.5 pts	72.7%	69.7%	3.0 pts
InterContinental	91	13,518	78.6%	77.7%	0.9 pts	82.7%	78.3%	4.4 pts
Sonesta (1)	22	4,727	61.3%	59.4%	1.9 pts	61.8%	66.7%	-4.9 pts
Wyndham (1)	22	3,590	65.3%	57.7%	7.6 pts	68.8%	61.6%	7.2 pts
Hyatt	22	2,724	69.8%	74.5%	-4.7 pts	76.7%	76.2%	0.5 pts
Carlson	11	2,090	68.5%	67.0%	1.5 pts	72.5%	69.7%	2.8 pts
Morgans	1	372	88.8%	83.2%	5.6 pts	91.1%	86.7%	4.4 pts
All Hotels Total / Average	291	44,107	70.7%	68.8%	1.9 pts	74.7%	71.9%	2.8 pts

RevPAR
Marriott (No. 1)	53	7,610	$77.00	$71.66	7.5%	$84.27	$78.58	7.2%
Marriott (No. 234)	68	9,120	83.64	75.81	10.3%	88.07	80.11	9.9%
Marriott (No. 5)	1	356	172.01	154.32	11.5%	187.97	178.17	5.5%
Subtotal / Average Marriott	122	17,086	82.55	75.67	9.1%	88.50	81.39	8.7%
InterContinental	91	13,518	79.89	73.54	8.6%	83.44	74.35	12.2%
Sonesta (1)	22	4,727	90.36	77.77	16.2%	90.02	86.51	4.1%
Wyndham (1)	22	3,590	60.17	46.40	29.7%	61.19	48.92	25.1%
Hyatt	22	2,724	69.12	68.53	0.9%	77.11	71.77	7.4%
Carlson	11	2,090	64.46	58.78	9.7%	71.13	64.35	10.5%
Morgans	1	372	222.81	204.12	9.2%	232.81	212.31	9.7%
All Hotels Total / Average	291	44,107	$80.24	$72.70	10.4%	$84.61	$76.84	10.1%

(1)	Operating data includes data for periods prior to our ownership of certain hotels.

Impact of Inflation

Inflation in the past several years in the United States has been modest. Future inflation might have both positive and negative impacts on our business. Inflation might cause the value of our real estate to increase. In an inflationary environment, the percentage returns and rents which we receive based upon a percentage of gross revenues may increase. Offsetting these benefits, inflation might cause our costs of equity and debt capital and operating costs to increase. An increase in our capital costs or in our operating costs may result in decreased earnings unless it is offset by increased revenues. In periods of rapid inflation, our managers’ or tenants’ operating costs may increase faster than revenues, which may have an adverse impact upon us if the operating income from our properties becomes insufficient to pay our returns or rents and the security features, such as security deposits or guarantees of our returns or rents are exhausted. To mitigate the adverse impact of any increased cost of debt capital in the event of material inflation, we may enter into interest rate hedge arrangements in the future. The decision to enter into these agreements will be based on various factors, including the amount of our floating rate debt outstanding, our belief that material interest rate increases are likely to occur, the costs of and our expected benefit from these agreements and upon requirements of our borrowing arrangements.

Impact of Climate Change

The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase in the future. Regardless, we do not expect the direct impact of any energy increases to be material to our results of operations, because the increased costs either would be the responsibility of our tenants or managers directly or, in the longer term, passed through and paid by customers of our properties, although increased cost incurred by our managers may affect their ability to pay us our minimum rents or returns and may prevent or reduce any additional returns we may receive. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition or the financial condition of our tenants or managers and their ability to pay rent or returns to us. There have recently been severe weather activities in different parts of the country that some observers believe evidence global climate change. Such severe weather that may result from climate change may have an adverse effect on individual properties we own. We mitigate these risks by owning a diversified portfolio of properties and by procuring insurance coverage we believe adequate to protect us from material damages and losses from such activities. However, there can be no assurance that our mitigation efforts will be sufficient or that storms that may occur due to future climate change or otherwise could not have a material adverse effect on our business.

Non‑GAAP Measures

We provide below calculations of our FFO and Normalized FFO for the years ended December 31, 2014, 2013 and 2012. These measures should be considered in conjunction with net income, net income available for common shareholders, operating income and cash flow from operating activities as presented in our Consolidated Statements of Income and Comprehensive Income and Consolidated Statements of Cash Flows. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, net income available to common shareholders, operating income or cash flow from operating activities, determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

Funds From Operations and Normalized Funds From Operations

We calculate FFO and Normalized FFO as shown below.  FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income available for common shareholders, calculated in accordance with GAAP, excluding any gain or loss on sale of properties, loss on impairment of real estate assets, plus real estate depreciation and amortization, as well as certain other adjustments currently not applicable to us.  Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we include estimated percentage rent in the period to which we estimate that it relates rather than when it is recognized as income in accordance with GAAP and includes business management incentive fees, if any, only in the fourth quarter versus the quarter they are recognized as expense in accordance with GAAP and exclude acquisition related costs, excess liquidation preference over carrying value of preferred shares redeemed, loss on early extinguishment of debt and the deferred income tax benefit described below.  We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net income, net income available for common shareholders, operating income and cash flow from operating activities.  We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs.  FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to shareholders.  Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our revolving credit facility and term loan agreement and public debt covenants, the availability of debt and equity capital, our expectation of our future capital requirements and operating performance, and our expected needs for and availability of cash to pay our obligations. FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, operating income, net income available for common shareholders or cash flow from operating activities determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs.  These measures should be considered in conjunction with net income, operating income, net income available for common shareholders and cash flow from operating activities as presented in our Consolidated Statements of Income and Comprehensive Income and Consolidated Statements of Cash Flows.  Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

Our calculations of FFO and Normalized FFO for the years ended December 31, 2014, 2013 and 2012 and reconciliations of FFO and Normalized FFO to net income available for common shareholders, the most directly comparable financial measure under GAAP reported in our consolidated financial statements, appear in the following table.

		For the Year Ended December 31,
		2014	2013	2012
Net income available for common shareholders		$176,521	$100,992	$103,794
Add:	Depreciation and amortization expense	315,878	299,323	260,831
	Loss on real estate impairment	-	8,008	889
Less:	Gain on sale of real estate	(130)	-	(10,602)
FFO		492,269	408,323	354,912
Add:	Acquisition related costs	239	3,273	4,173
	Loss on goodwill impairment	-	-	7,658
	Excess of liquidation preference over carrying value of preferred shares redeemed	-	5,627	7,984
	Loss on early extinguishment of debt	855	-	-
Less:	Deferred income tax benefit	-	(6,868)	-
Normalized FFO		$493,363	$410,355	$374,727

Weighted average shares outstanding (basic)		149,652	137,421	123,463
Weighted average shares outstanding (diluted)		149,817	137,514	123,487

Basic and diluted per common share amounts
	FFO (basic and diluted)	$3.29	$2.97	$2.87
	Normalized FFO (basic)	$3.30	$2.99	$3.04
	Normalized FFO (diluted)	$3.29	$2.98	$3.03
Distributions declared per share		$1.95	$1.89	$1.82

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

At December 31, 2014, our outstanding publicly tradable debt consisted of seven issues of fixed rate, senior unsecured notes and one issue of fixed rate, convertible senior notes, as follows:

	Principal	Annual Interest	Annual Interest		Interest Payments
Debt	Balance	Rate	Expense	Maturity	Due
Unsecured Notes	$275,000	6.30%	17,325	2016	Semi-Annually
Unsecured Notes	300,000	5.63%	16,875	2017	Semi-Annually
Unsecured Notes	350,000	6.70%	23,450	2018	Semi-Annually
Unsecured Notes	500,000	5.00%	25,000	2022	Semi-Annually
Unsecured Notes	300,000	4.50%	13,500	2023	Semi-Annually
Unsecured Notes	350,000	4.65%	16,275	2024	Semi-Annually
Unsecured Notes	350,000	4.50%	15,750	2025	Semi-Annually
Convertible unsecured notes	8,478	3.80%	322	2027 (1)	Semi-Annually
	$2,433,478		$128,497

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

Except as described in note 1 to the table above, no principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are 100 basis points higher than the rates shown above, our per annum interest cost would increase by approximately $24,335. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2014, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point increase in interest rates would change the fair value of those debt obligations by approximately $102,152. Changes in the trading price of our common shares may also affect the fair value of our convertible senior notes.

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

At December 31, 2014, our floating rate debt consisted of $18,000 outstanding under our $750,000 unsecured revolving credit facility and our $400,000 unsecured term loan. The maturity date of our revolving credit facility is July 15, 2018, and subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the stated maturity by one year to July 15, 2019. The maturity date of our unsecured term loan is April 15, 2019. No principal repayments are required under our revolving credit facility prior to maturity, and repayments may be made, and redrawn subject to conditions at any time without penalty.  No principal prepayments are required under our term loan prior to maturity and repayments may be made subject to conditions at any time without penalty, but after amounts outstanding under our unsecured term loan are repaid, amounts may not be redrawn. Borrowings under our revolving credit facility and term loan are in U.S. dollars and bear interest at LIBOR plus premiums that are subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR.  In addition, upon renewal or refinancing of our revolving credit facility or our term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of this floating rate debt but would affect our operating results.

The following table presents the impact a 100 basis points increase in interest rates would have on our annual floating rate interest expense as of December 31, 2014:

	Impact of Increase in Interest Rates
	Interest Rate Per Year(1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact(2)
At December 31, 2014	1.35%	$418,000	$5,643	$0.04
100 basis point increase	2.35%	$418,000	$9,823	$0.07

(1)	Weighted average based on the outstanding borrowings as of December 31, 2014.
(2)	Based on weighted average shares outstanding for the year ending December 31, 2014.

The following table presents the impact that a 100 basis point increase in interest rates would have on our annual floating rate interest expense at December 31, 2014 if we were fully drawn on our revolving credit facility and our term loan remained outstanding:

	Impact of Increase in Interest Rates
	Interest Rate Per Year(1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact(2)
At December 31, 2014	1.30%	$1,150,000	$14,950	$0.10
100 basis point increase	2.30%	$1,150,000	$26,450	$0.18

(1)	Weighted average based on the (assuming fully drawn) outstanding borrowings as of December 31, 2014.
(2)	Based on weighted average shares outstanding for the year ending December 31, 2014.

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

The information required by this item is included in Item 15 of this Annual Report on Form 10‑K.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, our President and Chief Operating Officer and our Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a‑15 and 15d‑15. Based upon that evaluation, our Managing Trustees, our President and Chief Operating Officer and our Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on our assessment, we believe that, as of December 31, 2014 our internal control over financial reporting is effective.

Ernst & Young LLP, the independent registered public accounting firm that audited our 2014 consolidated financial statements included in this Annual Report on Form 10‑K, has issued an attestation report on our internal control over financial reporting. Its report appears elsewhere herein.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

We have a Code of Conduct that applies to all our representatives, including our officers and Trustees and employees of RMR. Our Code of Conduct is posted on our website, www.hptreit.com. A printed copy of our Code of Conduct is also available free of charge to any person who requests a copy by writing to: Secretary, Hospitality Properties Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, MA 02458‑1634. We intend to disclose any amendments or waivers to our Code of Conduct applicable to our principal executive officer, principal financial officer, principal accounting officer or controller (or any person performing similar functions) on our website.

The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement.

Item 11.  Executive Compensation

The information required by Item 11 is incorporated by reference to our definitive Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information.  We may grant our common shares to our officers and other employees of RMR under our equity compensation plan adopted in 2012, or the 2012 Plan. In addition, each of our Trustees receives common shares under the 2012 Plan as part of his or her annual compensation for serving as a trustee. The terms of grants made under the 2012 Plan are determined by the Compensation Committee of our Board of Trustees at the time of the grant. The following table is as of December 31, 2014.

Number of securities
remaining available for
	Number of securities to	Weighted‑average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders—2012 Plan	None.	None.	2,730,158(1)
Equity compensation plans not approved by security holders	None.	None.	None.
Total	None.	None.	2,730,158(1)

(1)	Consists of shares available for issuance pursuant to the terms of the 2012 Plan. Share awards that are repurchased or forfeited will be added to the shares available for issuance under the 2012 Plan.

Payments by us to RMR are described in Note 4 and Note 9 to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10‑K. The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.

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

(a)Index to Financial Statements and Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

Significant Tenant

TA is our former subsidiary and is the lessee of 35% of our real estate properties, at cost, as of December 31, 2014.

Financial information about TA may be found on the SEC’s website by entering TA’s name at http://www.sec.gov/edgar/searchedgar/companysearch.html. Reference to TA’s financial information on this external website is presented to comply with applicable accounting regulations of the SEC. Except for such financial information contained therein as is required to be included herein under such regulations, TA’s public filings and other information located in external websites are not incorporated by reference into these financial statements. See Note 9 for further information relating to our leases with TA.

(b)Exhibits

Exhibit Number	Description

3.1

Composite Copy of Amended and Restated Declaration of Trust dated as of August 21, 1995, as amended to date. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

3.2	Articles Supplementary dated as of June 2, 1997. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File Number 001-11527.)

3.3	Articles Supplementary dated as of February 15, 2007. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 15, 2007, File Number 001-11527.)

3.4	Articles Supplementary dated as of March 5, 2007. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 2, 2007, File Number 001-11527.)

3.5	Articles Supplementary dated as of January 13, 2012. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 13, 2012.)

3.6	Articles Supplementary, dated June 10, 2014. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 10, 2014.)

3.7	Amended and Restated Bylaws of the Company adopted April 9, 2014. (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 9, 2014.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)

4.2	Form of 7.125% Series D Cumulative Redeemable Preferred Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)

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

Exhibit Number	Description

4.7

Supplemental Indenture No. 11, dated as of March 12, 2007, between the Company and U.S. Bank National Association, relating to the Company’s 5.625% Senior Notes due 2017, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 12, 2007, File Number 001-11527.)

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

4.10

Supplemental Indenture No. 15, dated as of June 6, 2013, between the Company and U.S. Bank National Association, relating to the Company’s 4.500% Senior Notes due 2023, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.)

4.11

Supplemental Indenture No. 16, dated as of March 12, 2014, between the Company and U.S. Bank National Association, relating to the Company’s 4.650% Senior Notes due 2024, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.)

4.12

Supplemental Indenture No. 17, dated as of September 12, 2014, between the Company and U.S. Bank National Association, relating to the Company’s 4.50% Senior Notes due 2025, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.)

8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)

10.1	Amended and Restated Business Management Agreement, dated as of December 23, 2013, between the Company and Reit Management & Research LLC. (+) (Filed herewith.)

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

10.5

Second Amendment to Amended and Restated Property Management Agreement, dated as of December 10, 2012, among Reit Management & Research LLC and the Company, on behalf of itself and certain of its subsidiaries. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 10, 2012.)

Exhibit Number	Description

10.6

Third Amendment to Amended and Restated Property Management Agreement, dated as of May 9, 2014, between the Company and Reit Management & Research LLC. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 9, 2014.)

10.7	Summary of Trustee Compensation. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 10, 2014.)

10.8	The Company’s 1995 Incentive Share Award Plan. (+) (Incorporated by reference to the Company’s Registration Statement on Form S-11/A (Pre-effective Amendment No. 2), File No. 33-92330.)

10.9

Amendment to the Company’s 1995 Incentive Share Award Plan effective as of May 30, 2003. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File Number 001-11527.)

10.10

The Company’s 2003 Incentive Share Award Plan effective as of May 30, 2003. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File Number 001-11527.)

10.11	Form of Restricted Share Agreement. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated September 21, 2010.)

10.12	2012 Equity Compensation Plan. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 9, 2012.)

10.13	Form of Restricted Share Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)

10.14	Form of Indemnification Agreement. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 9, 2012.)

10.15

Amended and Restated Credit Agreement, dated as of January 8, 2014, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 6, 2014.)

10.16

Representative Form of Management Agreement between Sonesta International Hotels Corporation and Cambridge TRS, Inc.  (full service). (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 23, 2012.) (Schedule of applicable agreements incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.)

10.17

Representative Form of Management Agreement between Sonesta International Hotels Corporation and Cambridge TRS, Inc. (limited service). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, Amendment No. 2, for the quarter ended June 30, 2012.) (Schedule of applicable agreements incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

10.18

Pooling Agreement, dated April 23, 2012, as updated through May 30, 2014, between Sonesta International Hotels Corporation and Cambridge TRS, Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

Exhibit Number	Description

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

10.24

Guaranty Agreement, dated as of January 31, 2007, by TravelCenters of America LLC and certain of its subsidiaries, for the benefit of HPT TA Properties Trust and HPT TA Properties LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 9, 2007, File Number 001-11527.)

10.25

First Amendment to Lease Agreement, dated as of May 12, 2008, among HPT TA Properties Trust, HPT TA Properties LLC and TA Leasing LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 13, 2008, File Number 001-11527.)

10.26

Amendment to Lease Agreement, dated July 1, 2013, among HPT TA Properties Trust, HPT TA Properties LLC and TA Leasing LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.)

10.27

Lease Agreement, dated as of May 30, 2007, among HPT PSC Properties Trust and HPT PSC Properties LLC, as Landlord, and Petro Stopping Centers, L.P., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)

10.28

Guaranty Agreement, dated as of May 30, 2007, made by TravelCenters of America LLC, as Guarantor, for the benefit of HPT PSC Properties Trust and HPT PSC Properties LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 4, 2007, File Number 001-11527.)

10.29

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

Exhibit Number	Description

10.31

Deferral Agreement, dated as of August 11, 2008, among the Company, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TA Leasing LLC and Petro Stopping Centers, L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 11, 2008, File Number 001-11527.)

10.32

Amendment Agreement, dated as of January 31, 2011, among the Company, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TA Leasing LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 31, 2011.)

10.33

Amendment Agreement, dated April 15, 2013, among HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TA Leasing LLC and TA Operating LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.)

10.34

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

10.35

Form of Amended and Restated Management Agreement among certain subsidiaries of the Company and certain subsidiaries of Marriott International, Inc.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 14, 2011.)

10.36

Pooling Agreement, dated as of June 14, 2011 but effective as of January 1, 2011, among HPT TRS MRP, Inc., Marriott International, Inc. and certain subsidiaries of Marriott International, Inc.  (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)

10.37

Letter Agreement, dated May 30, 2012, among Marriott International Inc., HPTMI Properties Trust and other parties referencing T-234 Initial Exit Hotels. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 30, 2012.)

10.38

Letter Agreement, dated May 30, 2012, among Marriott International Inc., HPT TRS MRP, Inc. and other parties referencing T-234 FF&E Reserve Contributions. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 30, 2012.)

10.39

Management Agreement, dated as of July 1, 2011, among HPT TRS IHG-1, Inc., HPT TRS IHG-2, Inc., HPT TRS IHG-3, Inc., InterContinental Hotels Group Resources, Inc., IHG Management (Maryland) LLC, and InterContinental Hotels Group (Canada), Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 25, 2011.)

10.40

Purchase and Sale Agreement, dated as of August 6, 2012, among HPT IHG-2 Properties Trust, HPT TRS IHG-2, Inc. and an assignee of Schaumberg Suites LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, Amendment No. 2, for the quarter ended June 30, 2012.)

10.41

Purchase and Sale Agreement, dated as of August 6, 2012, among HPT IHG-2 Properties Trust, HPT TRS IHG-2, Inc. and an assignee of Auburn Hills Suites LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, Amendment No. 2, for the quarter ended June 30, 2012.)

Exhibit Number	Description

10.42

Letter Agreement, dated as of January 6, 2014, between the Company and InterContinental Hotels Group, plc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 6, 2014.)

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

101.1

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

________________________

(+)  Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Hospitality Properties Trust:

We have audited the accompanying consolidated balance sheets of Hospitality Properties Trust (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hospitality Properties Trust at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hospitality Properties Trust’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Hospitality Properties Trust:

We have audited Hospitality Properties Trust’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Hospitality Properties Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A of Hospitality Properties Trust’s Annual Report on Form 10‑K under the heading Management Report on Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Hospitality Properties Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of Hospitality Properties Trust and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 27, 2015

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	As of December 31,
	2014	2013
ASSETS

Real estate properties, at cost:
Land	$1,484,210	$1,470,513
Buildings, improvements and equipment	6,171,983	5,946,852
Total real estate properties, gross	7,656,193	7,417,365
Accumulated depreciation	(1,982,033)	(1,757,151)
Total real estate properties, net	5,674,160	5,660,214
Cash and cash equivalents	11,834	22,500
Restricted cash (FF&E reserve escrow)	33,982	30,873
Due from related persons	40,253	38,064
Other assets, net	222,333	215,893
Total assets	$5,982,562	$5,967,544

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unsecured revolving credit facility	$18,000	$-
Unsecured term loan	400,000	400,000
Senior notes, net of discounts	2,412,135	2,295,527
Convertible senior notes	8,478	8,478
Security deposits	33,069	27,876
Accounts payable and other liabilities	106,903	130,448
Due to related persons	8,658	13,194
Dividends payable	5,166	5,166
Total liabilities	2,992,409	2,880,689

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value; 100,000,000 shares authorized:
Series D preferred shares; 7 1/8% cumulative redeemable; 11,600,000 shares issued and outstanding, aggregate liquidation preference of $290,000	280,107	280,107
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 149,920,449 and 149,606,024 shares issued and outstanding, respectively	1,499	1,496
Additional paid in capital	4,118,551	4,109,600
Cumulative net income	2,715,239	2,518,054
Cumulative other comprehensive income	25,804	15,952
Cumulative preferred distributions	(300,649)	(279,985)
Cumulative common distributions	(3,850,398)	(3,558,369)
Total shareholders’ equity	2,990,153	3,086,855
Total liabilities and shareholders’ equity	$5,982,562	$5,967,544

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Hotel operating revenues	$1,474,757	$1,310,969	$980,732
Rental income:
Minimum rent	255,166	249,764	296,016
Percentage rent	2,896	2,102	4,338
	258,062	251,866	300,354
FF&E reserve income	3,503	1,020	15,896
Total revenues	1,736,322	1,563,855	1,296,982

Expenses:
Hotel operating expenses	1,035,138	929,581	700,939
Depreciation and amortization	315,878	299,323	260,831
General and administrative	45,897	50,087	44,032
Acquisition related costs	239	3,273	4,173
Loss on asset impairment	-	8,008	8,547
Total expenses	1,397,152	1,290,272	1,018,522

Operating income	339,170	273,583	278,460

Interest income	77	121	268
Interest expense (including amortization of deferred financing costs and debt discounts of $5,491, $6,204, and $6,179, respectively)	(139,486)	(145,954)	(136,111)
Loss on early extinguishment of debt	(855)	-	-
Income before income taxes and equity in earnings of an investee	198,906	127,750	142,617
Income tax benefit (expense)	(1,945)	5,094	(1,612)
Equity in earnings of an investee	94	334	316
Income before gain on sale of real estate	197,055	133,178	141,321
Gain on sale of real estate	130	-	10,602
Net income	197,185	133,178	151,923
Excess of liquidation preference over carrying value of preferred shares redeemed	-	(5,627)	(7,984)
Preferred distributions	(20,664)	(26,559)	(40,145)
Net income available for common shareholders	$176,521	$100,992	$103,794

Net income	$197,185	$133,178	$151,923
Other comprehensive income (loss):
Unrealized gain on TravelCenters of America common shares	9,849	13,233	1,143
Equity interest in investee’s unrealized gains (losses)	3	(51)	22
Other comprehensive income	9,852	13,182	1,165

Comprehensive income	$207,037	$146,360	$153,088

Weighted average common shares outstanding (basic)	149,652	137,421	123,463
Weighted average common shares outstanding (diluted)	149,817	137,514	123,487

Net income available for common shareholders per common share:
Basic and diluted	$1.18	$0.73	$0.84

The accompanying notes are an integral part of these financial statements

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Preferred Shares							Common Shares					Cumulative
	Series B		Series C		Series D		Cumulative			Cumulative	Additional	Cumulative	Other
	Number of	Preferred	Number of	Preferred	Number of	Preferred	Preferred	Number of	Common	Common	Paid in	Net	Comprehensive
	Shares	Shares	Shares	Shares	Shares	Shares	Distributions	Shares	Shares	Distributions	Capital	Income	Income	Total
Balance at December 31, 2011	3,450,000	$83,306	12,700,000	$306,833	—	$—	$(213,281)	123,521,535	$1,235	$(3,076,883)	$3,463,534	$2,232,953	$1,605	$2,799,302
Net income	—	—	—	—	—	—	—	—	—	—	—	151,923	—	151,923
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	—	—	—	1,165	1,165
Issuance of shares, net					11,600,000	280,107								280,107
Redemption of shares, net	(3,450,000)	(83,306)	(6,000,000)	(144,960)										(228,266)
Common share grants	—	—	—	—	—	—	—	115,889	1	—	2,594	—	—	2,595
Excess of liquidation preference over carrying value of preferred shares redeemed	—	—	—	—	—	—	—	—	—	—	(7,984)	—	—	(7,984)
Distributions	—	—	—	—	—	—	(40,145)	—	—	(224,899)	—	—	—	(265,044)
Balance at December 31, 2012	—	—	6,700,000	161,873	11,600,000	280,107	(253,426)	123,637,424	1,236	(3,301,782)	3,458,144	2,384,876	2,770	2,733,798
Net income	—	—	—	—	—	—	—	—	—	—	—	133,178	—	133,178
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	—	—	—	13,182	13,182
Issuance of shares, net	—	—	—	—	—	—	—	25,875,000	259	—	654,952	—		655,211
Redemption of shares, net			(6,700,000)	(161,873)										(161,873)
Common share grants	—	—	—	—	—	—	—	93,600	1	—	2,131	—	—	2,132
Excess of liquidation preference over carrying value of preferred shares redeemed	—	—	—	—	—	—	—	—	—	—	(5,627)	—	—	(5,627)
Distributions	—	—	—	—	—	—	(26,559)	—	—	(256,587)	—	—	—	(283,146)
Balance at December 31, 2013	—	—	—	—	11,600,000	280,107	(279,985)	149,606,024	1,496	(3,558,369)	4,109,600	2,518,054	15,952	3,086,855
Net income	—	—	—	—	—	—	—	—	—	—	—	197,185	—	197,185
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	—	—	—	9,852	9,852
Issuance of shares, net	—	—	—	—	—	—	—	222,200	2	—	6,444	—	—	6,446
Common share grants	—	—	—	—	—	—	—	92,225	1	—	2,507	—	—	2,508
Distributions	—	—	—	—	—	—	(20,664)	—	—	(292,029)	—	—	—	(312,693)
Balance at December 31, 2014	—	$—	—	$—	11,600,000	$280,107	$(300,649)	149,920,449	$1,499	$(3,850,398)	$4,118,551	$2,715,239	$25,804	$2,990,153

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2014	2013	2012

Cash flows from operating activities:
Net income	$197,185	$133,178	$151,923
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	315,878	299,323	260,831
Amortization of deferred financing costs and debt discounts as interest	5,491	6,204	6,179
Straight line rental income	(2,111)	(2,428)	(252)
Security deposits replenished (applied to payment shortfalls)	5,204	1,297	(29,354)
FF&E reserve income and deposits	(54,265)	(28,525)	(21,672)
Loss on extinguishment of debt	855	-	-
Loss on asset impairment	-	8,008	8,547
Equity in earnings of an investee	(94)	(334)	(316)
Gain on sale of real estate	(130)	-	(10,602)
Deferred income taxes	143	(7,069)	(1,016)
Other non-cash (income) expense, net	2,020	37	(1,455)
Changes in assets and liabilities:
Increase in due from related persons	(609)	(2,038)	(997)
Increase in other assets	(569)	(11,030)	(22,359)
Increase (decrease) in accounts payable and other liabilities	(7,117)	1,842	15,809
Increase (decrease) in due to related persons	(136)	(5,878)	6,732
Increase (decrease) in dividends payable	-	(1,498)	1,910
Cash provided by operating activities	461,745	391,089	363,908

Cash flows from investing activities:
Real estate acquisitions and deposits	(60,000)	(215,854)	(355,500)
Real estate improvements	(224,621)	(300,018)	(275,440)
FF&E reserve escrow fundings	(5,910)	(46,302)	(81,644)
Net proceeds from sale of real estate	4,288	-	34,204
Eminent domain proceeds	6,178	-	-
Investment in TravelCenters of America common shares	-	(8,140)	-
Investment in Affiliates Insurance Company	(825)	-	-
Decrease in security deposits	-	-	(50,540)
Cash used in investing activities	(280,890)	(570,314)	(728,920)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	-	655,211	-
Proceeds from issuance of preferred shares, net	-	-	280,107
Proceeds from unsecured term loan	-	-	400,000
Proceeds from issuance of senior notes, net of discount	690,071	299,661	491,975
Redemption of preferred shares	-	(167,500)	(236,250)
Repurchase of convertible senior notes	-	-	(70,576)
Repayment of senior notes	(580,000)	-	(387,829)
Borrowings under revolving credit facility	783,000	418,000	698,000
Repayments of revolving credit facility	(765,000)	(738,000)	(527,000)
Deferred financing costs	(6,899)	(2,550)	(6,625)
Distributions to preferred shareholders	(20,664)	(26,559)	(40,145)
Distributions to common shareholders	(292,029)	(256,587)	(224,899)
Cash (used in) provided by financing activities	(191,521)	181,676	376,758
Increase (decrease) in cash and cash equivalents	(10,666)	2,451	11,746
Cash and cash equivalents at beginning of year	22,500	20,049	8,303
Cash and cash equivalents at end of year	$11,834	$22,500	$20,049

Supplemental cash flow information:
Cash paid for interest	$139,029	$139,324	$131,249
Cash paid for income taxes	4,116	2,063	1,535
Non-cash investing activities:
Hotel managers’ deposits in FF&E reserve	$52,762	$29,723	$23,364
Hotel managers’ purchases with FF&E reserve	(55,562)	(85,895)	(119,460)

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS

December 31, 2014

(dollars in thousands, except per share data)

1. Organization

Hospitality Properties Trust, or we, our or us, is a real estate investment trust, or REIT, organized on February 7, 1995, under the laws of the State of Maryland, which invests in hotels and travel related real estate. At December 31, 2014, we, directly and through subsidiaries, owned 291 hotels and 184 travel centers.

At December 31, 2014 our properties were leased or managed by subsidiaries of the following companies: Marriott International, Inc., or Marriott, InterContinental Hotels Group, plc, or InterContinental, Sonesta International Hotels Corporation, or Sonesta, Wyndham Hotel Group, or Wyndham, Hyatt Hotels Corporation, or Hyatt, Carlson Hotels Worldwide, or Carlson, Morgans Hotel Group, or Morgans, and TravelCenters of America LLC, or TA. Hereinafter these companies are sometimes referred to as managers and/or tenants.

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

We have determined that each of our taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards CodificationTM, or the Codification. We have concluded that we must consolidate each of our TRSs because we are the entity with the power to direct the activities that most significantly impact such VIEs’ performance and we have the obligation to absorb losses or the right to receive benefits from each VIE that could be significant to the VIE and are therefore, the primary beneficiary of each VIE. The assets of our TRSs were $27,023 as of December 31, 2014 and consist primarily of amounts due from and working capital advances to certain of our hotel managers.  The liabilities of our TRSs were $50,528 as of December 31, 2014 and consist primarily of security deposits they hold and amounts payable to certain of our hotel managers. The assets of our TRSs are available to satisfy our TRSs’ obligations and we have guaranteed certain obligations of our TRSs.

We account for our investment in Affiliates Insurance Company, or AIC, using the equity method of accounting. Significant influence is present through common representation on the boards of trustees or directors of us and AIC. Our Managing Trustees are also owners of Reit Management & Research LLC, or RMR, which is the manager of us and AIC, and each of our Trustees is a director of AIC. See Note 9 for a further discussion of our investment in AIC.

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

Intangible Assets and Liabilities.  Intangible assets consist primarily of acquired trademarks and tradenames and acquired below market ground leases for which we are the tenant or lessee. Intangible liabilities primarily consist of acquired above market ground leases for which we are the tenant or lessee. We include intangible assets in other assets, net, and intangible liabilities in accounts payable and other liabilities in our Consolidated Balance Sheets.

At December 31, 2014 and 2013, our intangible assets and liabilities were as follows:

	As of December 31,
	2014	2013
Assets:
Tradenames and trademarks	$89,375	$89,375
Below market ground leases, net of accumulated amortization of $16,990 and $14,835, respectively	21,317	23,472
Other, net of accumulated amortization of $1,395 and $574, respectively	2,482	3,303
	$113,174	$116,150
Liabilities:
Above market ground leases, net of accumulated amortization of $5,189 and $4,536, respectively	$3,180	$3,833
Other, net of accumulated amortization of zero and $2,289, respectively	-	1,739
	$3,180	$5,572

We amortize above and below market ground leases on a straight line basis over the term of the associated lease  ( 20 and 10 years on a weighted average basis for intangible assets and liabilities, respectively).  For the years ended December 31, 2014, 2013 and 2012, amortization relating to intangible assets was $2,976,  $3,752 and $4,796, respectively, and amortization relating to intangible liabilities was $2,392,  $2,941 and $653, respectively. As of December 31, 2014, we estimate future amortization relating to intangible assets and liabilities as follows:

	Below	Above
	Market	Market
	Ground	Ground
	Leases &	Leases &
	Other	Other
2015	$2,320	$(529)
2016	2,262	(455)
2017	2,262	(455)
2018	2,083	(455)
2019	1,707	(447)
Thereafter	13,165	(839)
	$23,799	$(3,180)

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

Deferred Financing Costs.  We capitalize costs incurred to borrow and we amortize those costs as interest expense over the term of the related borrowing. Deferred financing costs were $20,484 and $13,489 at December 31, 2014 and 2013, respectively, net of accumulated amortization of $9,379 and $14,901, respectively, and are included in other assets, net, in our Consolidated Balance Sheets. We estimate that future amortization of these deferred financing fees with respect to our loans as of December 31, 2014 will be approximately $3,971 in 2015, $3,848 in 2016, $3,555 in 2017, $2,980 in 2018, $1,488 in 2019 and $4,642 thereafter.

Revenue Recognition.  We report hotel operating revenues for managed hotels in our Consolidated Statements of Income and Comprehensive Income. We generally recognize hotel operating revenues, consisting primarily of room and food and beverage sales, when services are provided.

We recognize rental income from operating leases on a straight line basis over the term of the lease agreements except for one lease in which there is uncertainty regarding the collection of future rent increases. See Note 6 for further information regarding this lease. Rental income includes $2,111,  $2,428, and $252 of adjustments necessary to record rent on a straight line basis in 2014, 2013 and 2012, respectively. Other assets, net, includes $21,866 and $19,755 of straight line rent receivables at December 31, 2014 and 2013, respectively.

We determine percentage rent due to us under our leases annually and recognize it at year end when all contingencies are met and the rent is earned. We earned percentage rental income of $2,896,  $2,102 and $4,338 in 2014, 2013 and 2012, respectively.

We own all the FF&E reserve escrows for our hotels. We report deposits by our third party tenants into the escrow accounts as FF&E reserve income. We do not report the amounts which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income.

Per Common Share Amounts.  We calculate basic earnings per common share by dividing allocable net income by the weighted average number of common shares outstanding during the period. We calculate diluted earnings per share using the more dilutive of the two class method or the treasury stock method.

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

Segment Information.  As of December 31, 2014, we have two reportable business segments: hotel and travel center real estate investments.

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

The Income Taxes Topic of the Codification prescribes how we should recognize, measure and present in our consolidated financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Tax benefits are recognized to the extent that it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. Our tax returns filed for the 2011 through 2014 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our Consolidated Statements of Income and Comprehensive Income as a component of general and administrative expense.

New Accounting Pronouncements.    In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  This update amends the criteria for reporting discontinued operations to, among other things, change the criteria for disposals to qualify as discontinued operations. The update is effective for interim and annual reporting periods beginning after December 15, 2014 with early adoption permitted.  The implementation of this update is not expected to cause any significant changes to our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. This update is effective for interim and annual reporting periods beginning after December 15, 2016.  We are currently in the process of evaluating the impact, if any, the adoption of this update will have on our consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements – Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  This update requires an entity to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances.  The update is effective for the period ending after December 15, 2016, and for annual and interim periods thereafter with early adoption permitted.  The implementation of this update is not expected to result in any significant changes to the disclosures in our consolidated financial statements.

3.    Per Common Share Amounts

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share.  Unvested share awards that contain non-forfeitable rights to dividends are considered participating securities and are included in our calculation of basic earnings per share and diluted earnings per share using the more dilutive of the two class method or the treasury stock method. Other potentially dilutive common shares, including contingently issuable common shares under our business management agreement with RMR, if any, and the related impact on earnings, are considered when calculating diluted earnings per share:

	For the year ended December 31,
	2014	2013	2012
	(in thousands)
Weighted average common shares for basic earnings per share	149,652	137,421	123,463
Effect of dilutive securities
Contingently issuable common shares	141	61	-
Unvested share awards	24	32	24
Weighted average common shares for diluted earnings per share	149,817	137,514	123,487

We had no anti-dilutive common share equivalents outstanding for the years ended December 31, 2014, 2013 and 2012.

4. Shareholders’ Equity

Common Share Issuances

During the year ended December 31, 2014 and the period January 1, 2015 to February 26, 2015 we issued 119,664 and 21,363, respectively, of our common shares to RMR as part of the business management fees payable by us under our business management agreement. In March 2014, we also issued 102,536 of our common shares to RMR for the incentive fee for 2013 pursuant to the business management agreement. See Note 9 for further information regarding this agreement.

Common Share Awards

We have common shares available for issuance under the terms of our equity compensation plan, as then in effect, or our Share Award Plan. During the years ended December 31, 2014, 2013 and 2012, we awarded 79,725 common shares with an aggregate market value of $2,272,  84,125 common shares with an aggregate market value of $2,307 and 74,017 common shares with an aggregate market value of $1,852, respectively, to our officers and certain employees of our manager, RMR, pursuant to the Share Award Plan. See Note 9 for a further discussion of the grants we made to our officers and certain employees of RMR. In addition, we awarded each of our Trustees 2,500 common shares in 2014 and 2,000 common shares in each of 2013 and 2012 with an aggregate market value of $366 ( $73 per trustee), $307 ( $61 per trustee) and $256 ( $51 per trustee), respectively, as part of their annual compensation. The shares awarded to our Trustees vest immediately. The shares awarded to our officers and certain employees of RMR vest in five annual installments beginning on the date of grant. Share awards are expensed over their vesting period and the value of such share awards are included in general and administrative expense in our Consolidated Statements of Income and Comprehensive Income. At December 31, 2014, 2,730,158 of our common shares remain reserved for issuance under our current Share Award Plan.

A summary of shares granted and vested under the terms of the Share Award Plan for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014		2013		2012
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Grant Date	of	Grant Date	of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested shares, beginning of year	145,365	$27.55	127,654	$24.88	114,110	$22.70
Shares granted	92,225	28.61	94,125	27.77	84,017	25.09
Shares vested	(87,398)	28.69	(75,889)	28.10	(69,213)	24.82
Shares repurchased or forfeited	—	—	(525)	26.61	(1,260)	24.03
Unvested shares, end of year	150,192	$28.52	145,365	$27.55	127,654	$24.88

The 150,192 unvested shares as of December 31, 2014 are scheduled to vest as follows: 57,318 shares in 2015, 45,208 shares in 2016, 31,720 shares in 2017 and 15,946 shares in 2018. As of December 31, 2014, the estimated future compensation expense for the unvested shares was $4,656 based on the closing price on December 31, 2014 of our common shares of $31.00. The weighted average period over which the compensation expense will be recorded is approximately 21 months. During the years ended December 31, 2014, 2013 and 2012, we recorded $2,437,  $2,400 and $1,888, respectively, of compensation expense related to the Share Award Plan.

Preferred Shares

Each of our Series D cumulative redeemable preferred shares has a distribution rate of $1.78125 per annum, or 7.125%, payable in equal quarterly amounts, and has a liquidation preference of $25.00 per share ( $290,000 in aggregate). The Series D cumulative redeemable preferred shares are redeemable for $25.00 per share each plus accrued and unpaid distributions at our option at any time on or after January 15, 2017, or at the option of the holders of the Series D cumulative redeemable preferred shares if a change of control occurs which results in our common shares (or the common securities of an acquiring or surviving entity) not being listed or quoted on the New York Stock Exchange, or NYSE, or certain other exchanges or quotation systems. Also, upon the occurrence of such a change of control, holders of our Series D cumulative redeemable preferred shares that are not redeemed may at their option convert those Series D cumulative redeemable preferred shares into our common shares (or certain alternative consideration) at a conversion rate generally based on their $25.00 liquidation preference and the market price of our common shares at the time of conversion, subject to a cap.

Common Share Distributions

Cash distributions paid or payable by us to our common shareholders for the years ended December 31, 2014, 2013 and 2012 were $1.95 per share, or $292,029,  $1.89 per share, or $256,587, and $1.82 per share, or $224,899, respectively. The characterization of our distributions paid in 2014 was 100% ordinary income. The characterization of our distributions paid in 2013 was 95.90% ordinary income, 2.95% return of capital and 1.15% qualified dividend and 2012 was 100.0% ordinary income.

On January 12, 2015, we declared a distribution of $0.49 per common share which we paid on February 24, 2015, to shareholders of record on January 23, 2015 using existing cash balances and borrowings under our revolving credit facility.

Cumulative Other Comprehensive Income

Cumulative other comprehensive income represents the unrealized gain on TA common shares we own and our share of the comprehensive income of AIC. See Note 9 for further information regarding these investments.

5. Real Estate Properties

Our real estate properties, at cost after impairments, consisted of land of $1,484,210, buildings and improvements of $5,599,957 and furniture, fixtures and equipment of $572,026, as of December 31, 2014; and land of $1,470,513, buildings and improvements of $5,351,413 and furniture, fixtures and equipment of $595,439 as of December 31, 2013.

During 2014, 2013 and 2012, we funded $230,531,  $346,320 and $357,084, respectively, of improvements to certain of our properties which pursuant to the terms of our management agreements and leases with our hotel managers and tenants resulted in increases in our contractual annual minimum returns and rents of $17,670,  $27,612 and $27,813 in 2014, 2013 and 2012, respectively.

At December 31, 2014, 14 of our hotels were on land we leased from unrelated third parties. In each case, the remaining term of the ground lease (including renewal options) is in excess of 20 years. Ground rent payable under nine of the ground leases is generally calculated as a percentage of hotel revenues. Twelve of the 14 ground leases require minimum annual rents averaging $225 per year; future rents under two ground leases have been pre‑paid. Eighteen (18) of our travel centers are on land we leased partially or in its entirety from unrelated third parties. The remaining terms on the leases range from 4 to 36 years with rents averaging $491 per year. Generally payments of ground lease obligations are made by our managers or tenants. However, if a manager or tenant did not perform obligations under a ground lease or did not renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge, sale or transfer of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.

One of the travel centers we leased to TA under our TA No. 1 lease, located in Roanoke, VA, was taken in August 2013 by eminent domain proceedings brought by the Virginia Department of Transportation, or the VDOT, in connection with certain highway construction. In January 2014, we received $6,178 of proceeds from the VDOT in connection with the taking.  See Note 9 for more information regarding this transaction.

On April 29, 2014, we sold our Sonesta ES Suites branded hotel in Myrtle Beach, SC for net proceeds of $4,288.  As a result of this sale, we recorded a $130 gain on sale of real estate in the three months ended June 30, 2014.  See Note 9 for further information regarding this transaction.

On May 30, 2014, we acquired a 240 room full service hotel located in Ft. Lauderdale, FL for $65,000, excluding related acquisition costs of $204.  We accounted for this transaction as a business combination.  The following table summarizes our allocation of the acquisition cost to the estimated fair value of the assets we acquired.

Land	$14,592
Building	40,525
Furniture, fixtures and equipment	9,883
$65,000

We converted this hotel to a Sonesta branded hotel and added it to our Sonesta agreement.  See Notes 6 and 9 for more information regarding this transaction and our Sonesta agreement.    We have included the results of this acquisition in our consolidated financial statements from the date of acquisition. The pro forma impact of including the results of operations of this acquisition from the beginning of the period is not material to our consolidated financial statements.

On September 23, 2014, we exercised our option to purchase the land and improvements at the travel center we lease in Waterloo, NY for $16,000, excluding closing costs.  We currently expect to complete this acquisition in October 2015. This acquisition is subject to closing conditions, and accordingly, we can provide no assurance that we will acquire this property or that this acquisition will not be delayed or that the terms of the acquisition will not change.    See Note 9 for further information regarding this transaction.

At December 31, 2014, our Marriott Courtyard hotel in Norcross, GA with a carrying value of $4,143 was held for sale.  This amount is included in other assets, net in our consolidated financial statements.  See Note 6 for further information relating to our hotel held for sale.

On January 30, 2015, we entered an agreement to acquire a Holiday Inn & Suites branded hotel located in Rosemont, IL with 300 rooms for a purchase price of $35,500, excluding closing costs.  We currently expect to complete this acquisition in March 2015 using cash on hand and borrowings. This acquisition is subject to closing conditions, and accordingly, we can provide no assurance that we will acquire this property or that this acquisition will not be delayed or that the terms of the acquisition will not change.  See Note 6 for further information relating to this transaction.

6. Management Agreements and Leases

As of December 31, 2014 we owned 291 hotels and 184 travel centers which are included in one of 11 operating agreements. We do not operate any of our properties.

As of December 31, 2014, 288 of our hotels are leased to our TRSs and managed by independent hotel operating companies and three hotels are leased to third parties. As of December 31, 2014, our hotel properties are managed by or leased to separate subsidiaries of Marriott, InterContinental, Sonesta, Wyndham, Hyatt, Carlson, and Morgans under nine agreements. Such hotel agreements have initial terms expiring between 2019 and 2103. Each of these agreements is for between one and 91 of our hotels. In general, the agreements contain renewal options for all, but not less than all, of the affected properties, and the renewal terms total range between 20 to 60 years. Most of these agreements generally require the third party manager or tenant to: (1) make payments to us of minimum returns or minimum rents; (2) deposit a percentage of total hotel sales into reserves established for the regular refurbishment of our hotels, or FF&E reserves; and (3) for our managed hotels, make payments to our TRSs of additional returns to the extent of available cash flow after payment of operating expenses, funding of the FF&E reserve, payment of our minimum return, payment of certain management fees and replenishment of security deposits or guarantees. Some of the third party managers or tenants or their affiliates have provided deposits or guarantees to secure their obligation to pay us.

Marriott No. 1 agreement.  Our management agreement with Marriott for 53 hotels provides that as of December 31, 2014 we are paid a fixed annual minimum return of $67,976 to the extent that gross revenues of the hotels, after payment of hotel operating expenses, are sufficient to do so.  We do not have any security deposits or guarantees for the 53 hotels included in our Marriott No. 1 agreement.  Accordingly, the returns we receive from these hotels managed by Marriott are limited to available hotel cash flows after payment of operating expenses. We realized returns of $67,719 during the year ended December 31, 2014, under this agreement.  Marriott’s base and incentive management fees are only earned after we receive our minimum returns.

We funded $4,410 for capital improvements at certain of the hotels included in our Marriott No. 1 agreement during the year ended December 31, 2014. We currently expect to fund $3,700 of capital improvements during 2015. As we fund these improvements, the annual minimum returns payable to us increase by 10% of the amounts funded.

During the three months ended December 31, 2014, we began marketing for sale our Courtyard by Marriott hotel in Norcross, GA with a net book value of $4,143 at December 31, 2014.  We expect the annual minimum returns under our Marriott No. 1 agreement will decrease by 8% of the net proceeds received upon completion of a sale. There can be no assurance that we will complete the sale of this hotel or that the net proceeds of any such sale would equal or exceed the net book value.

Marriott No. 234 agreement.    During the year ended December 31, 2014, we realized returns of $102,820 under our agreement with Marriott, covering 68 hotels, and requiring annual minimum returns of $105,928 as of December 31, 2014.  Pursuant to our Marriott No. 234 agreement, Marriott has provided us with a limited guarantee for shortfalls up to 90% of our minimum returns through 2019.  Marriott was not required to make any guarantee payments to us during the year ended December 31, 2014, because the hotels generated net operating results in excess of the guaranty threshold amount (90% of the minimum returns due to us). The available balance of this guaranty was $30,672 as of December 31, 2014.

Under our Marriott No. 234 agreement, the FF&E reserve funding requirements for all hotels included in the agreement are reduced in 2014 ( 4.8% of total hotel sales) and then increased from historical levels in 2015 ( 5.8% of total hotel sales) through the end of the agreement term in 2025.

We funded $1,500 for capital improvements during 2014 at certain of the hotels included in our Marriott No. 234 agreement during the year ended December 31, 2014.  We currently expect to fund $6,700 of capital improvements during 2015. As we fund these improvements, the annual minimum returns payable to us increase by 9% of the amounts funded.

Marriott No. 5 agreement. We lease one hotel in Kauai, Hawaii to Marriott.  This lease is guaranteed by Marriott and we received $10,004 of rent for this hotel during the year ended December 31, 2014.  As of February 26, 2015, all rents due from Marriott for this hotel are current.  The guarantee provided by Marriott with respect to this one hotel leased by Marriott is unlimited.

InterContinental agreement.  During the year ended December 31, 2014, we realized returns and rents of $139,543 under our agreement with InterContinental covering 91 hotels and requiring annual minimum returns and rents to us of $140,758 as of December 31, 2014. During the year ended December 31, 2014, we were paid all minimum returns and rents due to us and our available security deposit was replenished by $5,204 from the net operating results these hotels generated in excess of the minimum returns and rents due to us.  The available balance of this security deposit was $32,967 as of December 31, 2014.

Under this agreement, InterContinental is required to maintain a minimum security deposit of $30,000 in 2014 and $37,000 thereafter. On January 6, 2014, we entered into a letter agreement with InterContinental under which the minimum security deposit balance required to be maintained during 2014 and 2015 will be reduced by two dollars for every dollar of additional security deposit InterContinental provides to us. During the first quarter of 2014, InterContinental provided us $4,283 of additional security deposits.  We refunded this amount to InterContinental in October 2014.  Also, during the period from December 31, 2014 to February 26, 2015, InterContinental provided us $2,782 of additional security deposits.

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

Under our InterContinental agreement, the FF&E reserve funding required for all hotels included in the agreement is reduced in 2014 ( 3% of total hotel sales) and 2015 ( 4% of total hotel sales) and returns to historical levels in 2016 ( 5% of total hotel sales) through the end of the agreement term in 2036.

We funded $15,743 for capital improvements to certain of the hotels included in our InterContinental agreement during the year ended December 31, 2014.  We currently expect to fund $10,000 for capital improvements under this agreement during 2015.  As we fund these improvements, the annual minimum returns payable to us increase by 8% of the amounts funded.

As noted above, we have entered an agreement to acquire a Holiday Inn & Suites branded hotel located in Rosemont, IL with 300 rooms.  We plan to add this hotel to our InterContinental agreement.  We expect the annual minimum returns payable to us under our InterContinental to increase by 8% of the amount of our investment in this hotel.

Sonesta agreement. Our management agreement with Sonesta provides that we are paid a fixed annual minimum return ( $71,919 as of December 31, 2014) equal to 8% of our invested capital, as defined in the management agreement, to the extent that gross revenues of the hotels, after payment of hotel operating expenses and certain base management fees to Sonesta, are sufficient to do so.  We do not have any security deposits or guarantees for our hotels managed by Sonesta.  Accordingly, the returns we receive from hotels managed by Sonesta are limited to available hotel cash flows after payment of operating expenses. Sonesta’s incentive management fees, but not its other fees, are only earned after we receive our minimum returns.  We realized returns of $30,918 during the year ended December 31, 2014, under this agreement. We have the right to terminate these management agreements if our minimum returns are less than 6% of our invested capital for certain periods.

Our Sonesta agreements do not require FF&E escrow deposits.  Under our Sonesta agreements, we are required to fund capital expenditures made at our hotels.  We funded $115,836 for renovations and other capital improvements to hotels included in our Sonesta agreement during the year ended December 31, 2014. We currently expect to fund approximately $27,000 for renovations and other capital improvements during 2015.  The annual minimum returns due to us under the Sonesta agreement increase by 8% of the amounts funded in excess of threshold amounts, as defined therein. See Note 9 for further information regarding our relationship with Sonesta.

Wyndham agreement. During the year ended December 31, 2014, we realized returns and rents of $26,884 from our hotels managed or leased by Wyndham covering 22 hotels and requiring annual minimum returns and rents to us of $27,429 as of December 31, 2014. The guarantee provided by Wyndham with respect to 22 hotels managed by Wyndham is limited to $35,656  ( $6,582 remaining at December 31, 2014), subject to an annual payment limit of $17,828 and expires on July 28, 2020.  During the year ended December 31, 2014, Wyndham made $7,581 of guaranty payments to us.  The guarantee provided by Wyndham with respect to the lease with Wyndham Vacation Resorts, Inc., or Wyndham Vacation, for part of one hotel is unlimited.

Under our Wyndham agreement, the FF&E reserve funding required for all hotels included in the agreement is subject to available cash flow after payment of our minimum return.  No FF&E escrow deposits were required during the year ended December 31, 2014.  The reserve amount was 2% of total hotel sales in 2014, increases to 3% of total hotel sales in 2015, increases to 4% of total hotel sales in 2016 and increases to 5% of total hotel sales in 2017 through the end of the agreement term in 2038.

We funded $26,515 for renovations and other capital improvements to hotels included in our Wyndham agreement during the year ended December 31, 2014. We currently expect to fund approximately $9,000 for renovations and other capital improvements in 2015. As we fund these improvements, the annual minimum returns payable to us increase by 8% of the amounts funded.

Morgans agreement.  We lease the Clift Hotel, a full service hotel in San Francisco, CA to a subsidiary of Morgans under a lease agreement that expires in 2103. On October 14, 2014, the annual rent due to us increased from $5,956 to $7,595 as prescribed in the lease. On each fifth anniversary thereafter during the lease term, the rent due to us will be increased further based on changes in the consumer price index with minimum increases of 10% and maximum increases of 20%. Although the contractual lease terms would qualify this lease as a direct financing lease under GAAP, we account for this lease as an operating lease due to uncertainty regarding the collection of future rent, and we recognize rental income from this lease on a cash basis in accordance with GAAP.

TA agreements.  Our 184 owned travel centers are leased to and operated by separate subsidiaries of TA under two agreements. Our lease for 144 travel centers expires in 2022 and has no renewal option. Our lease for 40 travel centers expires in 2024 and has two 15 year renewal options. TA has guaranteed its subsidiary tenants’ obligations under the leases. Our travel center leases with TA do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non‑structural components. Under both our leases with TA, TA may request that we fund additional amounts for capital improvements to the leased facilities in return for minimum rent increases. However, TA is not obligated to request and we are not obligated to fund any such improvements. As we fund these improvements, the minimum rents payable to us increase. We funded $66,133 for capital improvements to our travel center properties during 2014. See Note 9 for further information regarding our leases with TA.

As of December 31, 2014, the average remaining current terms of our leases and management agreements, from parties other than our TRSs, weighted based on minimum returns or rents was approximately 14.9 years. As of

December 31, 2014, our travel center and hotel leases provide for contractual minimum rents to be paid to us during the remaining current terms as follows:

2015	$253,643
2016	253,734
2017	253,839
2018	253,737
2019	253,367
Thereafter	2,736,932
Total	$4,005,252

In 2003, we settled all our outstanding claims with Prime Hospitality Corp., or Prime, a former manager, arising from its July 2003 lease default by entering a management agreement for our 24 AmeriSuites® hotels effective on January 1, 2004. We are amortizing the $44,281 balance of the retained deposits and the value of other property received from Prime pursuant to this settlement, into our income on a straight line basis over the initial 15 year term of the management contract for the affected hotels. The unamortized balance of $11,808 at December 31, 2014 is included in accounts payable and other liabilities in the accompanying Consolidated Balance Sheets. In October 2004, Prime was sold to the Blackstone Group, or Blackstone. In January 2005, Blackstone sold the AmeriSuites® brand and transferred operating responsibility for these hotels to Hyatt. We estimate that future amortization of the retained deposits and the value of other property as of December 31, 2014 will be approximately $2,952 per year through 2018.

7. Indebtedness

At December 31, 2014 and 2013, our indebtedness was as follows:

	As of December 31,
	2014	2013
Senior Notes, due 2014 at 7.875%	$—	$300,000
Senior Notes, due 2015 at 5.125%	—	280,000
Senior Notes, due 2016 at 6.3%	275,000	275,000
Senior Notes, due 2017 at 5.625%	300,000	300,000
Senior Notes, due 2018 at 6.7%	350,000	350,000
Senior Notes, due 2022 at 5.0%	500,000	500,000
Senior Notes, due 2023 at 4.5%	300,000	300,000
Senior Notes, due 2024 at 4.65%	350,000	—
Senior Notes, due 2025 at 4.5%	350,000	—
Convertible Senior Notes, due 2027 at 3.8%	8,478	8,478
Unamortized discounts	(12,865)	(9,473)
Total unsecured senior notes	2,420,613	2,304,005
Unsecured revolving credit facility	18,000	—
Unsecured term loan	400,000	400,000
	$2,838,613	$2,704,005

Our principal debt obligations at December 31, 2014 were: (1) our $18,000 of outstanding borrowings under our $750,000 unsecured revolving credit facility; (2) our $400,000 unsecured term loan; (3) an aggregate principal amount of $2,425,000 of public issuances of unsecured senior notes; and (4) our public issuance of $8,478 outstanding principal amount of convertible senior notes.

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

Under the amendment, the interest rate payable on borrowings under the revolving credit facility was reduced from LIBOR plus a premium of 130 basis points to LIBOR plus a premium of 110 basis points, and the facility fee was reduced from 30 basis points to 20 basis points per annum on the total amount of lending commitments. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. As of December 31, 2014, we had $18,000 outstanding and $732,000 available under our revolving credit facility.  We had $58,000 outstanding under our revolving credit facility as of February 26, 2015.  As of December 31, 2014, the interest rate for the amount outstanding under our revolving credit facility was 1.27%.  The weighted average interest rate for borrowings under our revolving credit facility was 1.25%,  1.50% and 1.56% for the years ended December 31, 2014, 2013 and 2012, respectively.

As a result of the amendment, the stated maturity date of our $400,000 unsecured term loan was extended from March 13, 2017 to April 15, 2019. Our term loan is prepayable without penalty at any time. Under the amendment, the interest rate payable on borrowings under the term loan agreement was reduced from LIBOR plus a premium of 145 basis points to LIBOR plus a premium of 120 basis points. The interest rate premium is subject to adjustment based on changes to our credit ratings. As of December 31, 2014, the interest rate for the amount outstanding under our term loan was 1.36%. The weighted average interest rate for borrowings under our term loan was 1.36% and 1.64% for the years ended December 31, 2014 and 2013, respectively and 1.70% for the period from March 12, 2012 (the date we entered into the term loan agreement) to December 31, 2012.

As a result of the amendments to our revolving credit facility and term loan, we recorded a $214 loss on early extinguishment of debt during the first quarter of 2014.

Our borrowings under the revolving credit facility and term loan are unsecured.  The amended credit agreement provides that, with certain exceptions, a subsidiary of ours is required to guaranty our obligations under the revolving credit facility and term loan only if that subsidiary has separately incurred debt (other than nonrecourse debt), within the meaning specified in the amended credit agreement, or provided a guarantee of debt incurred by us or any of our other subsidiaries.

Our revolving credit facility and term loan agreement provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR ceasing to act as our business manager. Our revolving credit facility and term loan agreement contains a number of covenants that restrict our ability to incur debt in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of the agreement governing our revolving credit facility and term loan at December 31, 2014.

At December 31, 2014, we had $8,478 of our 3.8% convertible senior notes due 2027 outstanding. Our convertible senior notes are convertible if certain conditions are met (including certain changes in control) into cash equal to the principal amount of the notes and, to the extent the market price of our common shares exceeds the initial exchange price of $50.50 per share, subject to adjustment, either cash or our common shares at our option with a value based on such excess amount. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 15, 2017, and March 15, 2022, or upon the occurrence of certain change in control events.

On February 15, 2014, we redeemed at par all of our outstanding 7.875% senior notes due 2014 for $300,000 plus accrued and unpaid interest (an aggregate of $311,813).  As a result of the redemption, we recorded a loss on extinguishment of debt of $512 during the first quarter of 2014, which represented the unamortized discount and issuance costs of these notes.

On March 12, 2014, we issued $350,000 of 4.65% unsecured senior notes due 2024 in a public offering for net proceeds of $345,949 after underwriting discounts and other offering expenses.

On August 15, 2014, we redeemed at par all of our outstanding 5⅛% senior notes due 2015 for $280,000 plus

accrued and unpaid interest (an aggregate of $287,175).    As a result of the redemption, we recorded a loss on extinguishment of debt of $129 during the third quarter of 2014 which represented the unamortized discount and issuance costs of these notes.

On September 12, 2014, we issued $350,000 of 4.50% unsecured senior notes due 2025 in a public offering for net proceeds of $342,786 after underwriting discounts and other offering expenses.

All of our senior notes are prepayable at any time prior to their maturity date at par plus accrued interest plus a premium equal to a make whole amount, as defined, generally designed to preserve a stated yield to the noteholder. Interest on all of our senior notes is payable semi‑annually in arrears.

The required principal payments due during the next five years and thereafter under all our outstanding debt at December 31, 2014 are as follows:

2015	$—
2016	275,000
2017	300,000
2018	368,000
2019	400,000
Thereafter	1,508,478	(1)
	$2,851,478

(1)

Includes our $8,478 convertible senior notes due 2027. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events.

8. Income Taxes

Our provision (benefit) for income taxes consists of the following:

	For the Year Ended
	December 31,
	2014	2013	2012
Current—Federal	$5	$539	$1,274
State	1,647	1,371	1,488
Foreign	150	65	(134)
	1,802	1,975	2,628
Deferred—Federal	-	(6,132)	(535)
State	-	(910)	(80)
Foreign	143	(27)	(401)
	143	(7,069)	(1,016)
	$1,945	$(5,094)	$1,612

A reconciliation of our effective tax rate and the U.S. Federal statutory income tax rate is as follows:

	For the Year Ended
	December 31,
	2014	2013	2012
Taxes at statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Nontaxable income of HPT	(35.0%)	(35.0%)	(35.0%)
State and local income taxes, net of federal tax benefit	1.0%	1.1%	1.0%
Foreign taxes	0.1%	0.1%	(0.3%)
Organizational structure change	0.0%	(5.8%)	0.0%
Change in valuation allowance	4.0%	14.4%	7.1%
Other differences, net	(3.9%)	(14.3%)	(6.8%)
Effective tax rate	1.2%	(4.2%)	1.0%

Deferred income tax balances reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities on our balance sheet and the amounts used for income tax purposes and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. Significant components of our deferred tax assets and liabilities are as follows:

	For the Year Ended
	December 31,
	2014	2013
Deferred tax assets:
Tax credits	$12,091	$12,091
Tax loss carryforwards	123,804	115,209
Other	3,248	3,842
	139,143	131,142
Valuation allowance	(138,537)	(130,346)
	606	796
Deferred tax liabilities:
Hotel basis difference	(9,122)	(9,142)
	(9,122)	(9,142)
Net deferred tax liabilities	$(8,516)	$(8,346)

Net deferred tax liabilities are included in accounts payable and other liabilities in the accompanying Consolidated Balance Sheets.

On January 31, 2007, we succeeded to certain tax attributes in connection with our acquisition of TravelCenters of America, Inc., including net operating loss carryforwards and tax credit carryforwards. At December 31, 2014 and 2013, we had a net deferred tax asset, prior to any valuation allowance, of $61,663 and $64,760, respectively, related to these carryover tax attributes. Because of the uncertainty surrounding our ability to realize the future benefit of these assets we have provided a 100% valuation allowance as of December 31, 2014 and 2013. As of December 31, 2014 these carryover tax attributes consist of: (i) net operating loss carryforwards for federal income tax purposes of approximately $136,420 which begin to expire in 2026 if unused, (ii) alternative minimum tax credit carryforwards of $4,430 which do not expire, and (iii) general business tax credits of $6,646 which began to expire in 2009. The utilization of these tax loss carryforwards and tax credits is subject to limitations under Section 382 of the Internal Revenue Code.

At December 31, 2014 and 2013, our consolidated TRS had a net deferred tax asset, prior to any valuation allowance, of $71,848 and $60,737, respectively, which consists primarily of the tax benefit of net operating loss carryforwards and tax credits. Because of the uncertainty surrounding our ability to realize the future benefit of these assets, we have provided a 100% valuation allowance as of December 31, 2014 and 2013. As of December 31, 2014, our consolidated TRS had net operating loss carryforwards for federal income tax purposes of approximately $186,839 which begin to expire in 2023 if unused.

9. Related Person Transactions

We have adopted written Governance Guidelines that describe the consideration and approval of any related person transactions. Under these Governance Guidelines, we may not enter into any transaction in which any Trustee or executive officer, any member of the immediate family of any Trustee or executive officer or any other related person, has or will have a direct or indirect material interest unless that transaction has been disclosed or made known to our Board of Trustees and our Board of Trustees reviews and approves or ratifies the transaction by the affirmative vote of a majority of the disinterested Trustees, even if the disinterested Trustees constitute less than a quorum. If there are no disinterested Trustees, the transaction must be reviewed, authorized and approved or ratified by both (i) the affirmative vote of a majority of our Board of Trustees and (ii) the affirmative vote of a majority of our Independent Trustees. In determining whether to approve or ratify a transaction, our Board of Trustees, or disinterested Trustees or Independent Trustees, as the case may be, also act in accordance with any applicable provisions of our declaration of trust and bylaws, consider all of the relevant facts and circumstances and approve only those transactions that they determine are fair and reasonable to us and our shareholders. All related person transactions described below were reviewed and approved or ratified by a majority of the disinterested Trustees or otherwise in accordance with our policies, declaration of trust and bylaws, each as described above. In the case of transactions with us by RMR employees (other than our Trustees and executive officers) subject to our Code of Business Conduct and Ethics, the employee must seek approval from an executive officer who has no interest in the matter for which approval is being requested. Copies of our Governance Guidelines and Code of Business Conduct and Ethics are available on our website, www.hptreit.com.

TA

TA is our former 100% owned subsidiary and our largest tenant, and we are TA's largest shareholder. TA was created as a separate public company in 2007 as a result of its spin-off from us. As of December 31, 2014, we owned 3,420,000 common shares, representing approximately 8.9% of TA's outstanding common shares. Mr. Barry Portnoy, one of our Managing Trustees, is a managing director of TA. Mr. Thomas O'Brien, a former officer of ours prior to the TA spin-off, is President and Chief Executive Officer and the other managing director of TA; he is also an officer of RMR. TA’s Chief Financial Officer and General Counsel are also officers of RMR. Mr. Arthur Koumantzelis, who was one of our Independent Trustees prior to the TA spin-off, serves as an independent director of TA.

TA is the lessee of 35% of our real estate properties, at cost, as of December 31, 2014. TA has two leases with us, the TA No. 1 lease and the TA No. 2 lease, pursuant to which TA leases 184 travel centers from us. The TA No. 1 lease is for 144 travel centers that TA operates under the "TravelCenters of America" or "TA" brand names. The TA No. 2 lease is for 40 travel centers that TA operates under the "Petro" brand name. The TA No. 1 lease expires on December 31, 2022. The TA No. 2 lease expires on June 30, 2024, and may be extended by TA for up to two additional periods of 15 years each.

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

The TA No. 1 lease requires TA to pay minimum rent to us in an amount of $135,139 per year for the period from January 1, 2011 through January 31, 2012, and $140,139 per year for the period from February 1, 2012 through December 31, 2022. The TA No. 2 lease requires TA to pay minimum rent to us in an amount of $54,160 per year through June 30, 2024. These minimum rent amounts are exclusive of any increase in minimum rent as a result of subsequent amendments or our funding or reimbursing costs of improvements to the leased travel centers.

Effective January 2012 and 2013, TA began to incur percentage rent payable to us under the TA No. 1 lease and TA No. 2 lease, respectively. In each case, the percentage rent equals 3% of increases in nonfuel gross revenues plus 0.3% of increases in gross fuel revenues at the leased travel centers over base amounts. The increases in percentage rents attributable to fuel revenues are subject to a maximum each year that is calculated by reference to changes in the consumer price index. We have previously agreed to waive payment of the first $2,500 of percentage rent that may become due under the TA No. 2 lease and have waived, in aggregate, $986 of such percentage rent as of December 31, 2014. We waived $603 and $383 of percentage rent under our TA No. 2 lease for the years ended December 31, 2014 and December 31, 2013, pursuant to that waiver. The total amount of percentage rent from TA that we recognized (which is net of the waived amount) was $2,896,  $2,102 and $1,465 for the years ended December 31, 2014, 2013 and 2012, respectively. Taking into account the increases in minimum rents due to both our funding of improvements at leased properties and lease amendments previously entered, as of December 31, 2014, TA's annual minimum rents payable under the TA No. 1 and the TA No. 2 leases were $164,964 and $61,964, respectively. The annual minimum rent amount presented for our TA No. 1 lease includes approximately $5,272 of ground rent paid by TA for properties we lease and sublease to TA.

Under the TA No. 1 and No. 2 leases, TA may request that we fund approved amounts for renovations, improvements and equipment at the leased travel centers in return for increases in TA's minimum annual rent according to the following formula: the minimum rent per year will be increased by an amount equal to the amount funded by us multiplied by the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%. We are not required to fund these improvements and TA is not required to sell them to us. We funded $66,133,  $83,912 and $76,754 in 2014, 2013 and 2012, respectively, for qualifying capital improvements to TA and TA's minimum annual rent payable to us increased by approximately $5,621,  $7,133 and $6,524, respectively, as a result.

In 2008, we entered into a rent deferral agreement with TA, which we and TA subsequently amended in 2011. Pursuant to our deferral agreement, TA was permitted to defer up to $150,000 of rent payable to us. TA was not permitted to defer any additional amounts of rent after December 31, 2010. As of December 31, 2010, TA had deferred, in aggregate, $150,000 of rent, which remained outstanding as of December 31, 2014. The deferral agreement also included a prohibition on share repurchases and dividends by TA while any deferred rent remains unpaid. Pursuant to the deferral agreement, $107,085 of TA’s deferred rent will be due and payable on December 31, 2022, and the remaining $42,915 will be due and payable on June 30, 2024. Interest ceased to accrue on deferred rent owed to us by TA beginning on January 1, 2011; however, the deferred rent amounts shall be accelerated and interest shall begin to accrue on the deferred rent amounts if certain events provided in the deferral agreement occur, including a change of control of TA, as defined in that agreement. In connection with the deferral agreement, we entered into a registration rights agreement with TA, which provides us with certain rights to require TA to conduct a registered public offering with respect to the TA common shares issued to us pursuant to the deferral agreement, which rights continue through the date that is twelve months following the latest of the expiration of the terms of the TA No. 1 lease and the TA No. 2 lease.

We recognized rental income of $225,394,  $219,050 and $208,560 in 2014, 2013 and 2012, respectively, under our leases with TA. Rental income for the twelve months ended December 31, 2014, 2013 and 2012 includes $1,580,  $1,783 and $149, respectively, of adjustments necessary to record the scheduled rent increase on our TA No. 1 lease and the estimated future payment to us by TA for the cost of removing underground storage tanks on a straight line basis. As of December 31, 2014, 2013 and 2012, we had accruals for unpaid amounts of $40,253,  $37,034 and $34,244, respectively, owed to us by TA (excluding any deferred rents), which amounts are included in due from related persons on our Consolidated Balance Sheets.

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

In December 2013, we acquired land adjacent to an existing travel center we lease to TA under the TA No. 2 lease. In connection with that acquisition, we and TA amended the TA No. 2 lease to add this property to that lease. As a result of this amendment, the minimum annual rent payable to us by TA under the TA No. 2 lease increased by $105, which was 8.5% of our total investment.

On August 13, 2013, a travel center located in Roanoke, VA that we leased to TA under the TA No. 1 lease was taken by eminent domain proceedings brought by the VDOT in connection with certain highway construction. Our TA No. 1 lease provides that the annual rent payable by TA to us is reduced by 8.5% of the amount of the proceeds we receive from the taking or, at our option, the fair market value rent of the property on the commencement date of the TA No. 1 lease. In January 2014, we received proceeds from the VDOT of $6,178, which is a substantial portion of the VDOT's estimate of the value of the property, and as a result the annual rent payable by TA to us under the TA No. 1 lease was reduced by $525 effective January 6, 2014. We and TA are challenging the VDOT’s estimate of this property’s value and we expect that the final resolution of this matter will take considerable time.  Following the VDOT taking, we entered a lease agreement with the VDOT to lease this property for $40 per month;  and we entered into a sublease with TA for TA to continue operating the property as a travel center and TA became responsible to pay this VDOT lease rent. Following expiration of this lease, in November 2014, this property was surrendered to the VDOT.

On July 14, 2014, we agreed to purchase and lease to TA under the TA No. 1 lease land adjacent to a travel center that we own in Florence, KY. On August 25, 2014, we terminated the purchase agreement because of issues raised during our diligence of this acquisition.

On September 23, 2014, we exercised our option to purchase the land and improvements at the travel center we lease in Waterloo, NY. We currently sublease that travel center to TA. We expect this transaction to close in October 2015 and that, following this purchase, we will directly lease this travel center to TA. See Note 5 for further information regarding this transaction.

RMR provides management services to both us and TA and certain of TA's executive officers are officers of RMR. At the time TA became a separate publicly owned company as a result of the distribution of its shares to our shareholders, TA entered a management and shared services agreement with RMR. In addition, in connection with TA's spin-off, TA entered a transaction agreement with us and RMR, pursuant to which TA granted us a right of first refusal to purchase, lease, mortgage or otherwise finance any interest TA owns in a travel center before it sells, leases, mortgages or otherwise finances that travel center to or with another party, and TA also granted us and any other company managed by RMR a right of first refusal to acquire or finance any real estate of the types in which we or they invest before TA does. TA also agreed that for so long as TA is a tenant of ours it will not permit: the acquisition by any person or group of beneficial ownership of 9.8% or more of the voting shares or the power to direct the management and policies of TA or any of its subsidiary tenants or guarantors under its leases with us; the sale of a material part of the assets of TA or any such tenant or guarantor; or the cessation of certain continuing directors constituting a majority of the board of directors of TA or any such tenant or guarantor. Also, TA agreed not to take any action that might reasonably be expected to have a material adverse impact on our ability to qualify as a REIT and to indemnify us for any liabilities we may incur relating to TA's assets and business. The transaction agreement includes arbitration provisions for the resolution of disputes.

RMR

We have no employees. The personnel and various services we require to operate our business are provided to us by RMR. We have two agreements with RMR to provide management and administrative services to us: (i) a business management agreement, which relates to our business generally, and (ii) a property management agreement, which relates to the property level operations of the office building component of only one property in Baltimore, MD, which also includes a Royal Sonesta hotel.

One of our Managing Trustees, Mr. Barry Portnoy, is Chairman, majority owner and an employee of RMR. Our other Managing Trustee, Mr. Adam Portnoy, is the son of Mr. Barry Portnoy, and an owner, President, Chief Executive Officer and a director of RMR. Each of our executive officers is also an officer of RMR, including Mr. Ethan Bornstein, who is the son-in-law of Mr. Barry Portnoy and the brother-in-law of Mr. Adam Portnoy. Certain of TA's and Sonesta’s executive officers are officers of RMR. Our Independent Trustees also serve as independent directors or independent trustees of other companies to which RMR or its affiliates provide management services. Mr. Barry Portnoy serves as a managing director or managing trustee of all of those companies and Mr. Adam Portnoy serves as a managing trustee of a majority of those companies. In addition, officers of RMR serve as our officers and officers of other companies to which RMR or its affiliates provide management services.

Our Board of Trustees has given our Compensation Committee, which is comprised exclusively of our Independent Trustees, authority to act on our behalf with respect to our management agreements with RMR. Our Governance Guidelines and the charter of our Compensation Committee together require the committee to annually review the terms of these agreements, evaluate RMR's performance under the agreements and determine whether to renew, amend or terminate the management agreements.

In 2013, our Compensation Committee retained FTI Consulting, Inc., a nationally recognized compensation consultant experienced in REIT compensation programs, to assist the committee in developing the terms of the incentive fee payable to RMR under our business management agreement with RMR beginning in 2014. In connection with retaining this consultant, our Compensation Committee determined that the consultant did not have any conflicts of interest which would prevent the consultant from advising the committee.

On December 23, 2013, we and RMR amended and restated our business management agreement, effective with respect to services performed on or after January 1, 2014. Under our business management agreement as so amended and restated:

•	The annual amount of the base management fee to be paid to RMR by us for each applicable period is equal to the lesser of:

o

the sum of (a) 0.7% of the average aggregate historical cost of our real estate investments up to $250,000, plus (b) 0.5% of the average historical cost of our real estate investments exceeding $250,000; and

o

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

The average aggregate historical cost of our real estate investments includes our consolidated assets invested, directly or indirectly, in equity interests in or loans secured by real estate and personal property owned in connection with such real estate (including acquisition related costs and costs which may be allocated to intangibles or are unallocated), all before reserves for depreciation, amortization, impairment charges or bad debts or other similar noncash reserves.

•

Although the fee calculation is stated in annual percentages, the base management fee is paid monthly to RMR, 90% in cash and 10% in our common shares, which are fully-vested when issued. The number of our common shares to be issued in payment of the base management fee for each month equals the value of 10% of the total base management fee for that month divided by the average daily closing price of our common shares during that month.

•

The incentive management fee which may be earned by RMR for an annual period is an amount, subject to a cap based on the value of our outstanding common shares, equal to 12% of the product of (a) our equity market capitalization on the last trading day on the year immediately prior to the relevant measurement period and (b) the amount (expressed as a percentage) by which the total returns per share realized by the holders of our common shares (i.e., share price appreciation plus dividends) exceeds the total shareholder return of the SNL US REIT Hotel Index (in each case subject to certain adjustments) for the relevant measurement period. The measurement periods are generally three-year periods ending with the year for which the incentive management fee is being calculated, with shorter periods applicable in the case of the calculation of the incentive management fee for 2014 ( one year) and 2015 ( two years).

•

The incentive management fee is payable in our common shares, with one-third of our common shares issued in payment of an incentive management fee vested on the date of issuance, and the remaining two-thirds vesting thereafter in two equal annual installments. If the issuance of common shares in payment of a portion of the base management fee or incentive management fee would be limited by applicable law and regulations, such portion of the applicable fee is instead paid in cash.  All common shares issued in payment of the incentive management fee shall be fully vested upon termination of the business management agreement, subject to certain exceptions. In addition, RMR may, in certain circumstances, be required to return to us or forfeit some or all of the common shares paid or payable to it in payment of the incentive management fee.

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

The amended and restated terms of our business management agreement described above were approved by our Compensation Committee, which is comprised solely of our Independent Trustees, and the terms of the incentive fee were developed by our Compensation Committee in consultation with FTI Consulting, Inc., an independent compensation consultant.

For 2013 and 2012, our business management agreement provided for the base business management fee to be paid to RMR at an annual rate equal to 0.7% of the historical cost of our real estate investments, as described in the business management agreement, up to the first $250,000 of such investments, and 0.5% thereafter. In addition, for 2013 and 2012, our business management agreement provided for RMR to be paid an incentive fee equal to 15% of the amount, if any, by which our Cash Available for Distribution, as defined in the business management agreement, for a particular fiscal year exceeds Cash Available for Distribution for the immediately preceding fiscal year. This incentive fee was payable in common shares and it was subject to a cap on the value of the incentive fee being no greater than $0.02 per share of our total shares outstanding.

Our property management agreement with RMR provides for management fees equal to 3.0% of gross collected rents and construction supervision fees equal to 5.0% of construction costs with respect to the one office property that is subject to that agreement.

Pursuant to our business management agreement and property management agreement with RMR, we recognized business management and property management fees of $37,672,  $41,474 and $35,657 for 2014, 2013 and 2012, respectively. These amounts are included in general and administrative expenses in our consolidated financial statements.  In accordance with the terms of our business management agreement, we issued, in aggregate, 119,664 of our common shares to RMR as payment for a portion of the base business management fee we recognized for 2014.  In March 2014 and 2012, we issued 102,536 and 33,132 of our common shares to RMR for the incentive fees for 2013 and 2011, respectively, pursuant to our business management agreement. No incentive fees were payable to RMR under our business management agreement for 2014 or 2012.

RMR also provides internal audit services to us in return for our share of the total internal audit costs incurred by RMR for us and other publicly owned companies to which RMR or its affiliates provide management services, which amounts are subject to approval by our Compensation Committee. Our Audit Committee appoints our Director of Internal Audit. Our share of RMR's costs of providing this internal audit function was approximately $281,  $203 and

$193 for 2014, 2013 and 2012, respectively, which amounts are included in general and administrative expenses in our consolidated financial statements. These allocated costs are in addition to the business and property management fees we paid to RMR.

At December 31, 2014, 2013 and 2012, we owed RMR $3,403,  $6,435 and $3,210, respectively, for business and incentive management fees, and internal audit services, which amounts are included in due to related persons on our Consolidated Balance Sheets.

We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR on our behalf. We are generally not responsible for payment of RMR's employment, office or administration expenses incurred to provide management services to us, except for the employment and related expenses of RMR employees assigned to work exclusively or partly for the one office building which is the subject of the property management agreement, our share of the wages, benefits and other related costs of centralized accounting personnel and our share of the staff employed by RMR who perform our internal audit function. Pursuant to our business management agreement, RMR may from time to time negotiate on our behalf with certain third party vendors and suppliers for the procurement of goods and services to us. As part of this arrangement, we may enter agreements with RMR and other companies to which RMR provides management services for the purpose of obtaining more favorable terms from such vendors and suppliers.

The current terms of both our business management agreement with RMR and our property management agreement with RMR end on December 31, 2015 and automatically renew for successive one year terms unless we or RMR gives notice of non-renewal before the end of an applicable term. On May 9, 2014, we and RMR entered into amendments to our business management agreement and property management agreement, which were approved by our Compensation Committee, comprised solely of our Independent Trustees. As amended, RMR may terminate the agreements upon 120 days’ written notice. Prior to these amendments, RMR could terminate the agreements upon 60 days’ written notice and could also terminate the property management agreement upon five business days’ notice if we underwent a change of control. Both prior to and after giving effect to these amendments, we have the right to terminate the agreements upon 60 days’ written notice, subject to approval by a majority vote of our Independent Trustees. As amended, if we terminate or elect not to renew the business management agreement other than for cause, as defined, we are obligated to pay RMR a termination fee equal to 2.75 times the sum of the annual base management fee and the annual internal audit services expense, which amounts are based on averages during the 24 consecutive calendar months prior to the date of notice of nonrenewal or termination.  In addition, if we terminate or elect not to renew the property management agreement other than for cause, as defined, we are obligated to pay RMR a termination fee equal to 12 times the average monthly property management fee for the six months prior to the effective date of the nonrenewal or termination.  The amendments provide for certain proportional adjustments to the termination fees if we merge with another real estate investment trust to which RMR is providing management services or if we spin-off a subsidiary of ours to which we contributed properties and to which RMR is providing management services both at the time of the spin-off and on the date of the expiration or termination of the agreement. Also, as amended, RMR agrees to provide certain transition services to us for 120 days following an applicable termination by us or notice of termination by RMR. Both the business management agreement with RMR and the property management agreement with RMR include arbitration provisions for the resolution of disputes.

Under our business management agreement with RMR, we acknowledge that RMR may engage in other activities or businesses and act as the manager to any other person or entity (including other REITs) even though such person or entity has investment policies and objectives similar to ours and we are not entitled to preferential treatment in receiving information, recommendations and other services from RMR. Previously our business management agreement had provided that, with certain exceptions, if we determined to offer for sale or other disposition any real property that, at such time, is of a type within the investment focus of another REIT to which RMR provides management services, we would first offer that property for purchase or disposition to that REIT and negotiate in good faith for such purchase or disposition. This right of first offer provision was eliminated when the business management agreement was amended and restated on December 23, 2013.

Under our Award Plans, we grant restricted shares to certain employees of RMR, some of whom are our officers. As disclosed in Note 4, we granted a total of 79,725 restricted shares with an aggregate value of $2,272,  84,125 restricted shares with an aggregate value of $2,307 and 74,017 restricted shares with an aggregate value of $1,852 to such persons in 2014, 2013 and 2012, respectively, based upon the closing price of our common shares on the NYSE on the dates of grants. One fifth of those restricted shares vested on the grant dates and one fifth vests on each of the next four anniversaries of the grant dates. These share grants to RMR employees are in addition to the fees we pay to RMR. On occasion, we have entered into arrangements with former employees of RMR in connection with the termination of their employment with RMR, providing for the acceleration of vesting of restricted shares previously granted to them under the Award Plans. Additionally, each of our President and Chief Operating Officer and Treasurer and Chief Financial Officer received grants of restricted shares of other companies to which RMR provides management services, including TA, in their capacities as officers of RMR.

In August 2012, we sold two hotels, one of which was a limited service hotel located in Schaumburg, IL, and the other of which was a limited service hotel located in Auburn Hills, MI. We sold these hotels pursuant to separate purchase agreements for a combined cash purchase price of $5,570 and we recognized a gain on these sales totaling $392. The purchaser entity assigned the purchase agreements to entities owned by Mr. Barry Portnoy and Mr. Adam Portnoy, our Managing Trustees and the owners of RMR. These hotels are now managed by Sonesta. The sale was approved by our Independent Trustees after their consideration of appraisal reports.

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

Pursuant to the Purchase Agreement, following the consummation of the Merger, Sonesta initiated a restructuring of SNSTA, which resulted in SNSTA owning equity interests of the Hotel Entities and certain related assets and the Hotel Entities owning the real estate comprising the Cambridge Hotel and the leasehold for the New Orleans Hotel and related furniture, fixtures and equipment and certain other assets and in Sonesta or its subsidiaries (other than SNSTA and its subsidiary Hotel Entities) owning the other assets of SNSTA, including its management businesses and brands and assuming all liabilities of SNSTA, other than the liabilities associated with the Cambridge Loan, income taxes, taxes related to retained assets and certain payables and other liabilities. Pursuant to the Purchase Agreement, after giving effect to that restructuring, Sonesta then transferred to us all of the then outstanding capital stock of SNSTA (which then owned the Hotel Entities, which in turn owned or leased the Cambridge Hotel and the New Orleans Hotel), free and clear of any liens, encumbrances or other restrictions (other than the Cambridge Loan and certain other matters).

Simultaneously with the consummation of the Purchase Agreement in January 2012, we entered hotel management agreements with Sonesta that provide for Sonesta to manage for us each of the Cambridge Hotel and the New Orleans Hotel. Since that time, we have rebranded additional hotels we own to Sonesta brands and management, and as of December 31, 2014, Sonesta was managing 22 of our hotels pursuant to long term management agreements. We currently lease all hotels that we own and which are managed by Sonesta to one of our TRSs.

The management agreements for our full service hotels managed by Sonesta provide that we are paid a fixed minimum return equal to 8% of our invested capital, as defined in the management agreements, if gross revenues of the hotel, after payment of hotel operating expenses and management and related fees to Sonesta (other than the incentive fee described below, if applicable), are sufficient to do so. We are to be paid an additional amount based upon the hotel's operating profit, as defined in the management agreements, after payment of Sonesta's incentive fee, if applicable. After payment of specified hotel operating expenses from the hotel's gross revenues, Sonesta is entitled to receive a base management fee equal to 3% of gross revenues. Additionally, under the management agreements, Sonesta is entitled to a reservation fee equal to 1.5% of gross room revenues, as defined in the management agreements, a system fee for centralized services of 1.5% of gross revenues, a procurement and construction supervision fee in connection with renovations equal to 3% of third party costs and an incentive fee equal to 20% of the hotel's operating profit after reimbursement to us and to Sonesta of certain advances, and payment to us of our minimum returns. The management agreements expire in January 2037, and will be extended automatically for up to two successive 15 year renewal terms unless Sonesta elects not to renew the management agreements. We have the right to terminate the management agreements after three years without cause upon payment of a termination fee. We also have the right to terminate the management agreements without a termination fee if our minimum return is less than 6% of our invested capital during any three of four consecutive years. Both we and Sonesta have the right to terminate the management agreements upon a change of control, as defined in the management agreements, of the other party, and under certain other circumstances which, in the case of termination by Sonesta, may require the payment of a termination fee. Under the management agreements, the termination fee is an amount equal to the present value of the payments that would have been made to Sonesta between the date of termination and the scheduled expiration date of the agreements’ current term as a base fee, reservation fee, system fee and an incentive fee, each as defined in the management agreements, if the agreements had not been terminated, calculated based upon the average of each of such fees earned in each of the three years ended prior to the date of termination and discounted at an annual rate equal to 8%. The management agreements for our limited service hotels managed by Sonesta are substantially the same as the management agreements for our full service Sonesta managed hotels, except that the base management fee payable to Sonesta is 5% of gross revenues and our required working capital advance per room is less for the limited service hotels.

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

In April 2012, we entered into a pooling agreement with Sonesta that combined our hotel management agreements with Sonesta for purposes of calculating gross revenues, payment of hotel operating expenses, payment of fees and distributions and the calculation of minimum returns due to us. We previously referred to this agreement and combination of hotels and management agreements as our Sonesta No. 1 agreement. The management agreements for all of our hotels managed by Sonesta, excluding, until June 28, 2013, the New Orleans Hotel, are included in the Sonesta No. 1 agreement. The amended and restated management agreement we entered with Sonesta for the New Orleans Hotel upon our acquiring the fee interest in that hotel was added to our pooling agreement with Sonesta. We now refer to the pooling agreement and combination of our Sonesta branded hotels and management agreements as our Sonesta agreement. See Note 6 for further information about our management agreements with Sonesta.

Pursuant to our management agreements with Sonesta, we incurred management, system, reservation fees and reimbursement of certain guest loyalty, marketing program and third party reservation transmission expenses payable to Sonesta of $17,800,  $10,902 and $5,990 for 2014, 2013 and 2012, respectively. These amounts are included in hotel operating expenses in our consolidated financial statements. In addition, we also incurred procurement and construction supervision fees payable to Sonesta in connection with capital expenditures at our hotels managed by Sonesta of $3,309 and $2,976 for 2014 and 2013, respectively. These amounts have been capitalized in our consolidated financial statements. Under our hotel management agreements with Sonesta, routine property maintenance, which is expensed, is an operating expense of the hotels and improvements and periodic renovations, which are capitalized, are funded by us, except in the case of the New Orleans Hotel for capital expenditures incurred prior to June 28, 2013, which were borne in large part by the former lessor. At December 31, 2014, we owed Sonesta $5,250 for capital expenditure reimbursements and for a previously estimated overpayment of minimum returns advanced.  At December 31, 2013, we owed Sonesta $6,625 for capital expenditure reimbursements and Sonesta owed us $893 for previously estimated minimum returns earned during 2013. At December 31, 2012, we owed Sonesta $10,822 for capital expenditure reimbursements, a previously estimated overpayment of minimum returns advanced during 2012 and working capital settlements for properties rebranded during the year. Amounts due from Sonesta are included in due from related persons and amounts owed to Sonesta are included in due to related persons on our Consolidated Balance Sheets, respectively.

Under our management agreements with Sonesta, the costs of advertising, marketing, promotional and public relations programs and campaigns, including "frequent stay" rewards programs, that are allocated and intended for the benefit of the Sonesta hotels we own, incurred by Sonesta are subject to reimbursement by us or otherwise treated as operating expenses of our hotels, subject to our approval of the applicable marketing program and cost allocation. Sonesta has developed a guest loyalty program and marketing program for the Sonesta hotels. Our Board of Trustees and Independent Trustees agreed, effective July 1, 2013, to our reimbursement to Sonesta for these programs at rates not to exceed: 1.0% of the applicable hotel's room revenues for the Sonesta guest loyalty program; 1.0% of the total revenues from our Sonesta managed hotels for the Sonesta marketing program; and 0.8% of the applicable hotel's room revenues for Sonesta's third party reservation transmission expenses.

In May 2013, we acquired a full service hotel in Duluth, GA and this hotel has been branded a Sonesta hotel, Sonesta Gwinnett Place. Sonesta is managing this hotel pursuant to a hotel management agreement on terms consistent with our other applicable hotel management agreements with Sonesta. This hotel management agreement was added to our Sonesta agreement.

In September 2013, we entered an agreement to acquire a hotel in Orlando, FL for a purchase price of $21,000, excluding closing costs, which we intended to rebrand as a Sonesta hotel. On February 27, 2014, we terminated this agreement because of issues which arose during our diligence of this acquisition.

On April 29, 2014, we sold our Sonesta ES Suites in Myrtle Beach, SC. In connection with this sale, the hotel management agreement with Sonesta for this property was terminated and this property was removed from our Sonesta agreement. See Note 9 for further information regarding this transaction.

On May 30, 2014, we acquired a hotel in Ft. Lauderdale, FL and this hotel has been rebranded as a Sonesta hotel. Sonesta is managing this pursuant to a hotel management agreement on terms consistent with our other hotel management agreements with Sonesta and that hotel management agreement was added to our Sonesta agreement.

In 2012 there were additional transactions between us and Sonesta. A further description of the terms of certain of those transactions is included in our annual reports to shareholders and our Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission, or the SEC, in each case for the year ended December 31, 2012.

The stockholders of Sonesta are Mr. Barry Portnoy and Mr. Adam Portnoy, who are our Managing Trustees, and they also serve as directors of Sonesta. Sonesta's Chief Executive Officer is an officer of RMR and other officers and employees of Sonesta are former employees of RMR. RMR also provides certain services to Sonesta. Our agreements with Sonesta include arbitration provisions for the resolution of disputes.

AIC

We, RMR, TA and four other companies to which RMR provides management services currently own AIC, an Indiana insurance company, and are parties to an amended and restated shareholders agreement regarding AIC. On May 9, 2014, as a result of a change in control of Equity Commonwealth (formerly CommonWealth REIT), or EQC, as defined in the amended and restated shareholders agreement, we and the other AIC shareholders purchased pro rata the AIC shares EQC owned in accordance with the terms of that agreement. Pursuant to that purchase, we purchased 2,857 AIC shares from EQC for $825. Following these purchases, we and the other remaining six shareholders each owns approximately 14.3% of AIC. As of December 31, 2014, we have invested $6,034 in AIC since its formation in 2008.

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

In 2012 and 2013, we and the other shareholders of AIC purchased a one-year property insurance policy providing $500,000 of coverage pursuant to an insurance program arranged by AIC and with respect to which AIC is a reinsurer of certain coverage amounts. Our annual premium for this property insurance was $6,842 and $5,256 in 2013 and 2012, respectively, before adjustments made for acquisitions or dispositions we made during those periods. In June 2014, we and the other shareholders of AIC renewed our participation in this program. In connection with that renewal, we purchased a one-year property insurance policy providing $500,000 of coverage, with respect to which AIC is a reinsurer of certain coverage amounts. We paid AIC a premium, including taxes and fees, of approximately $11,851 in connection with that policy, which amount may be adjusted from time to time as we acquire or dispose of properties that are included in the policy. Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC as all of our Trustees are also directors of AIC. Our investment in AIC had a carrying value of $6,834,  $5,913 and $5,629 as of December 31, 2014, 2013 and 2012, respectively, which amounts are included in other assets on our Consolidated Balance Sheets. We recognized income of $94,  $334 and $316 related to our investment in AIC for 2014, 2013 and 2012, respectively.

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

Directors' and Officers' Liability Insurance

In July 2013, we, RMR and five other companies to which RMR then provided management services purchased a combined directors' and officers' liability insurance policy providing $10,000 in aggregate primary non-indemnifiable coverage and $5,000 in aggregate excess coverage and we also purchased from an unrelated third party insurer a separate directors' and officers' liability insurance policy providing $5,000 in coverage. We paid aggregate premiums of approximately $624 for these policies. In June 2014, we, RMR and four other companies to which RMR provides management services extended our and their combined directors’ and officers’ liability insurance policy, and we extended our separate directors’ and officers’ liability insurance policy, in each case for an interim period.  We paid aggregate premiums of approximately $50 for these extensions. In September 2014, we purchased a two year combined directors' and officers' insurance policy with RMR and five other companies to which RMR or its affiliates provide management services that provides $10,000 in aggregate primary coverage, including certain errors and omission coverage.  At that time, we also purchased separate additional one year directors' and officers' liability insurance policies that provide $20,000 of aggregate excess coverage plus $5,000 of excess non-indemnifiable coverage.  The total premium payable by us for these policies purchased in September 2014 was approximately $624.

10. Concentration

Geographic Concentration

At December 31, 2014, our 475 properties were located in 44 states in the United States, Ontario, Canada and Puerto Rico. Between 5% and 13% of our properties, by investment, were located in each of California, Texas, Georgia, Florida, and New Jersey. Our two hotels in Ontario, Canada and our hotel in Puerto Rico represent 1% and 2% of our hotels, by investment, respectively.

Credit Concentration

All of our managers and tenants are subsidiaries of other companies. The percentage of our annual minimum return and rents, for each management or lease agreement is shown below, as of December 31, 2014.

	Number of	Annual Minimum
Agreement Reference Name	Properties	Returns/Rents	% of Total	Investment(1)	% of Total
Marriott (No. 1)	53	$67,976	10%	$684,701	9%
Marriott (No. 234)	68	105,928	16%	996,939	12%
Marriott (No. 5)	1	10,004	1%	90,078	1%
Subtotal Marriott	122	183,908	27%	1,771,718	22%
InterContinental(2)	91	140,758	20%	1,432,889	18%
Sonesta	22	71,919	10%	942,294	12%
Wyndham(3)	22	27,429	4%	375,459	4%
Hyatt	22	22,037	3%	301,942	4%
Carlson	11	12,920	2%	209,895	3%
Morgans	1	7,595	1%	120,000	2%
Subtotal Hotels	291	466,566	67%	5,154,197	65%
TA (No. 1)(4)	144	164,964	24%	2,049,902	25%
TA (No. 2)	40	61,964	9%	790,272	10%
Subtotal TA	184	226,928	33%	2,840,174	35%
Total	475	$693,494	100%	$7,994,371	100%

(1)

Represents historical cost of our properties plus capital improvements funded by us less impairment writedowns, if any, and excludes capital improvements made from FF&E reserves funded from hotel operations.

(2)	The annual minimum return/ minimum rent amount presented includes $7,848 of rent related to our lease with InterContinental for one hotel in Puerto Rico.
(3)	The annual minimum return / minimum rent amount presented includes $1,326 of rent related to our lease with Wyndham Vacation for 48 vacation units in one hotel.
(4)	The annual minimum rent amount for our TA No. 1 lease includes approximately $5,272 of ground rent paid by TA for properties we leased and subleased to TA.

Minimum return and minimum rent payments due to us under some of these hotel management agreements and leases are supported by guarantees. The guarantee provided by Marriott with respect to the 68 hotels managed by Marriott under our Marriott No. 234 agreement is limited to $40,000  ( $30,672 remaining at December 31, 2014) and expires on December 31, 2019. The guarantee provided by Wyndham with respect to the 22 hotels managed by Wyndham is limited to $35,656  ( $6,582 remaining at December 31, 2014) and expires on July 28, 2020. The guarantee provided by Hyatt with respect to the 22 hotels managed by Hyatt is limited to $50,000  ( $12,055 remaining at December 31, 2014). The guarantee provided by Carlson with respect to the 11 hotels managed by Carlson is limited to $40,000

( $20,964 remaining at December 31, 2014). These guarantees may be replenished by future cash flows from the hotels in excess of our minimum returns. The guarantee provided by Wyndham for the lease with Wyndham Vacation is unlimited. The guarantee provided by Marriott with respect to the one hotel leased by Marriott (Marriott No. 5 agreement) is unlimited.

Security deposits support minimum return and minimum rent payments that may be due to us under some of our management agreements and leases. As of December 31, 2014, we hold security deposits for our 91 hotels managed or leased by InterContinental ( $32,967). The security deposit we held for our Marriott No. 234 agreement has been exhausted, but may be replenished in the future from available cash flow.

Certain of our managed hotel portfolios had net operating results that were, in the aggregate,  $47,026,  $65,623 and $76,978 less than the minimum returns due to us for the years ended December 31, 2014, 2013, and 2012 respectively. When managers of these hotels are required to fund the shortfalls under the terms of our operating agreements or their guarantees, we reflect such fundings (including security deposit applications) in our Consolidated Statements of Income and Comprehensive Income as a reduction of hotel operating expenses. The reduction to hotel operating expenses was $9,499,  $19,311 and $46,386 in the years ended December 31, 2014, 2013 and 2012, respectively. We had shortfalls at certain of our managed hotel portfolios not funded by the managers of these hotels under the terms of our operating agreements of $37,527,  $46,312 and $30,592 during the years ended December 31, 2014, 2013 and 2012, respectively, which represents the unguaranteed portion of our minimum returns from Marriott and Sonesta.

11. Selected Quarterly Financial Data (Unaudited)

	2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$394,250	$451,900	$459,639	$430,533
Net income	37,550	53,915	49,197	56,523
Net income available for common shareholders	32,384	48,749	44,031	51,357
Net income available for common shareholders per share (basic and diluted)	0.22	0.33	0.29	0.34
Distributions per common share(1)	0.48	0.49	0.49	0.49

	2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$354,466	$412,322	$412,275	$384,792
Net income	27,506	45,353	27,567	32,752
Net income available for common shareholders(2)	19,409	37,256	16,741	27,586
Net income available for common shareholders per share (basic and diluted)	0.15	0.27	0.12	0.19
Distributions per common share(1)	0.47	0.47	0.47	0.48

(1)	Amounts represent distributions paid in the periods shown.
(2)

The sum of per common share amounts for the four quarters differs from annual per share amounts due to the required method of computing weighted average number of shares in interim periods and rounding.

12. Segment Information

We have two reportable business segments: hotel investments and travel center investments.

	For the Year Ended December 31, 2014
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$1,474,757	$-	$-	$1,474,757
Minimum rent	32,668	222,498	-	255,166
Percentage rent	-	2,896	-	2,896
FF&E reserve income	3,503	-	-	3,503
Total revenues	1,510,928	225,394	-	1,736,322
Hotel operating expenses	1,035,138	-	-	1,035,138
Depreciation and amortization	213,527	102,351	-	315,878
General and administrative	-	-	45,897	45,897
Acquisition related costs	239	-	-	239
Total expenses	1,248,904	102,351	45,897	1,397,152

Operating income (loss)	262,024	123,043	(45,897)	339,170

Interest income	-	-	77	77
Interest expense	-	-	(139,486)	(139,486)
Loss on early extinguishment of debt	-	-	(855)	(855)
Income (loss) before income taxes and equity in earnings of an investee	262,024	123,043	(186,161)	198,906
Income tax expense	-	-	(1,945)	(1,945)
Equity in earnings of an investee	-	-	94	94
Income before gain on sale of real estate	262,024	123,043	(188,012)	197,055
Gain on sale of real estate	130	-	-	130
Net income (loss)	$262,154	$123,043	$(188,012)	$197,185

	As of December 31, 2014
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$3,748,062	$2,194,682	$39,818	$5,982,562

	For the Year Ended December 31, 2013
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$1,310,969	$-	$-	$1,310,969
Minimum rent	32,816	216,948	-	249,764
Percentage rent	-	2,102	-	2,102
FF&E reserve income	1,020	-	-	1,020
Total revenues	1,344,805	219,050	-	1,563,855
Hotel operating expenses	929,581	-	-	929,581
Depreciation and amortization	202,172	97,151	-	299,323
General and administrative	-	-	50,087	50,087
Acquisition related costs	3,273	-	-	3,273
Loss on asset impairment	2,171	5,837	-	8,008
Total expenses	1,137,197	102,988	50,087	1,290,272

Operating income (loss)	207,608	116,062	(50,087)	273,583

Interest income	-	-	121	121
Interest expense	-	-	(145,954)	(145,954)
Income (loss) before income taxes and equity in earnings of an investee	207,608	116,062	(195,920)	127,750
Income tax benefit	-	-	5,094	5,094
Equity in earnings of an investee	-	-	334	334
Net income (loss)	$207,608	$116,062	$(190,492)	$133,178

	As of December 31, 2013
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$3,701,850	$2,223,337	$42,357	$5,967,544

	For the Year Ended December 31, 2012
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$980,732	$-	$-	$980,732
Minimum rent	88,921	207,095	-	296,016
Percentage rent	2,873	1,465	-	4,338
FF&E reserve income	15,896	-	-	15,896
Total revenues	1,088,422	208,560	-	1,296,982
Hotel operating expenses	700,939	-	-	700,939
Depreciation and amortization	173,308	87,523	-	260,831
General and administrative	-	-	44,032	44,032
Acquisition related costs	4,173	-	-	4,173
Loss on asset impairment	8,547	-	-	8,547
Total expenses	886,967	87,523	44,032	1,018,522

Operating income (loss)	201,455	121,037	(44,032)	278,460

Interest income	-	-	268	268
Interest expense	-	-	(136,111)	(136,111)
Income (loss) before income taxes and equity in earnings of an investee	201,455	121,037	(179,875)	142,617
Income tax expense	-	-	(1,612)	(1,612)
Equity in earnings of an investee	-	-	316	316
Income before gain on sale of real estate	201,455	121,037	(181,171)	141,321
Gain on sale of real estate	10,602			10,602
Net income (loss)	$212,057	$121,037	$(181,171)	$151,923

	As of December 31, 2012
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$3,384,546	$2,209,981	$40,934	$5,635,461

13. Fair Value of Assets and Liabilities

The table below presents certain of our assets carried at fair value at December 31, 2014, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

Fair Value at Reporting Date Using
Description	Year Ended December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities(1)	$ 43,160	$ 43,160	$—	$—

(1)

Our investment securities, consisting of our 3,420,000 shares of TA, which are included in other assets in our Consolidated Balance Sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs). Our historical cost basis for these securities is $17,407. The unrealized gain for these securities as of December 31, 2014 is included in cumulative other comprehensive income in our Consolidated Balance Sheets.

In addition to the investment securities included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, revolving credit facility, unsecured term loan, senior notes and security deposits. At December 31, 2014 and December 31, 2013, the fair values of these additional financial instruments were not materially different from their carrying values due to floating rate interest, except as follows:

	December 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior Notes, due 2014 at 7.875%	$-	$-	$300,000	$304,035
Senior Notes, due 2015 at 5.125%	-	-	280,000	283,150
Senior Notes, due 2016 at 6.3%	275,000	287,680	275,000	297,443
Senior Notes, due 2017 at 5.625%	300,000	321,675	300,000	327,681
Senior Notes, due 2018 at 6.7%	350,000	386,755	350,000	399,560
Senior Notes, due 2022 at 5.0%	500,000	529,160	500,000	524,810
Senior Notes, due 2023 at 4.5%	300,000	306,516	300,000	289,950
Senior Notes, due 2024 at 4.65%	350,000	360,757	-	-
Senior Notes, due 2025 at 4.5%	350,000	353,701	-	-
Convertible Senior Notes, due 2027 at 3.8%	8,478	8,849	8,478	8,983
Unamortized discounts	(12,865)	-	(9,473)	-
Total financial liabilities	$2,420,613	$2,555,093	$2,304,005	$2,435,612

At December 31, 2014, we estimate the fair values of our unsecured senior notes using an average of the bid and ask price of our then outstanding issuances of senior notes (Level 1 inputs).  We estimated the fair value of our convertible unsecured senior notes using discounted cash flow analysis and current prevailing market interest rates (Level 3 inputs) because no market quotes for these notes were available at December 31, 2014 and December 31, 2013.

Hospitality Properties Trust

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2014

(dollars in millions)

	Initial Cost to		Costs Capitalized			Gross Amount at which Carried
	Company		Subsequent to Acquisition			at Close of Period
		Building &			Cost Basis		Building &
	Land	Improvements	Improvements	Impairment	Adjustment(1)	Land	Improvements	Total(2)
144 TravelCenters of America	$583	$881	$335	$—	$—	$596	$1,203	$1,799
70 Courtyards	126	639	182	(8)	(10)	125	804	929
40 Petro Stopping Centers	230	401	136	—	—	242	525	767
61 Candlewood Hotels	73	383	64	(14)	(7)	71	428	499
35 Residence Inns	67	326	105	(3)	(3)	68	424	492
19 Staybridge Suites	54	211	20	—	—	51	234	285
22 Hyatt Place	24	185	34	—	—	24	219	243
4 Sonesta	35	120	51	(15)	(5)	34	152	186
4 Royal Sonesta	63	300	54	(16)	(9)	65	327	392
6 Crowne Plaza	36	141	61	—	—	35	203	238
6 Wyndham	35	175	50	(26)	(8)	35	191	226
3 InterContinental	17	100	95	—	—	14	198	212
14 Sonesta ES Suites	31	124	114	(35)	(27)	32	175	207
2 Marriott Full Service	10	69	46	—	—	10	115	125
5 Radisson	7	88	14	—	—	8	101	109
1 Clift Hotel	28	80	—	—	—	28	80	108
12 TownePlace Suites	17	78	20	(15)	(18)	17	65	82
5 Country Inn	6	58	7	—	—	6	65	71
16 Hawthorn Suites	14	77	18	(33)	(18)	14	44	58
2 Holiday Inn	3	2	20	—	—	5	20	25
2 SpringHill Suites	3	15	2	—	—	3	17	20
1 Park Plaza	1	9	—	—	—	1	9	10
Assets Held for Sale
1 Courtyard	1	4	2	—	—	1	6	7
	$1,464	$4,466	$1,430	$(165)	$(105)	$1,485	$5,605	$7,090

(1)	Represents reclassifications between accumulated depreciation and building & improvements made to record certain properties at fair value in accordance with GAAP.
(2)	Excludes $572 of personal property classified on our Consolidated Balance Sheets as furniture, fixtures and equipment.

Hospitality Properties Trust

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2014

(dollars in millions)

				Life on which
				Depreciation in
				Latest Income
	Accumulated	Date of	Date	Statement is
	Depreciation(1)	Construction	Acquired	Computed
144 TravelCenters of America	$(416)	1962 through 2005	2007	10 - 40 Years
70 Courtyards	(319)	1987 through 2000	1995 through 2003	10 - 40 Years
40 Petro Stopping Centers	(178)	1975 through 2005	2007	10 - 40 Years
35 Residence Inns	(155)	1989 through 2002	1996 through 2005	10 - 40 Years
61 Candlewood Hotels	(140)	1996 through 2000	1997 through 2003	10 - 40 Years
22 Hyatt Place	(95)	1992 through 2000	1997 through 2002	10 - 40 Years
19 Staybridge Suites	(77)	1989 through 2002	1996 through 2006	10 - 40 Years
3 InterContinental	(53)	1924 through 1989	2006	10 - 40 Years
5 Radisson	(48)	1987 through 1990	1996 through 1997	10 - 40 Years
6 Crowne Plaza	(48)	1971 through 1987	2006	10 - 40 Years
2 Marriott Full Service	(44)	1972 through 1995	1998 through 2001	10 - 40 Years
5 Country Inn	(33)	1987 through 1997	1996 and 2005	10 - 40 Years
4 Royal Sonesta	(33)	1969 through 1987	2005 through 2013	10 - 40 Years
14 Sonesta ES Suites	(27)	1996 through 2000	1996 through 2003	10 - 40 Years
12 TownePlace Suites	(13)	1997 through 2000	1998 through 2001	10 - 40 Years
4 Sonesta	(12)	1924 through 2010	2005 through 2014	10 - 40 Years
6 Wyndham	(12)	1960 through 1988	2006 through 2013	10 - 40 Years
2 Holiday Inn	(5)	1984 through 2001	2006	10 - 40 Years
2 SpringHill Suites	(6)	1997 through 2000	2000 through 2001	10 - 40 Years
1 Park Plaza	(5)	1987 through 1990	1996	10 - 40 Years
1 Clift Hotel	(4)	1913	2012	10 - 40 Years
16 Hawthorn Suites	(4)	1996 through 2000	1997 through 2006	10 - 40 Years
Assets held for sale
1 Courtyard	—	1988	1995	10 - 40 Years
Total (475 properties)	$(1,727)

(1)	Excludes accumulated depreciation of $255 related to personal property classified on our Consolidated Balance Sheets as furniture, fixtures and equipment.

HOSPITALITY PROPERTIES TRUST

NOTES TO SCHEDULE III

DECEMBER 31, 2014

(dollars in thousands)

(A)	The change in total cost of properties for the period from January 1, 2012 to December 31, 2014 is as follows:

	2014	2013	2012
Balance at beginning of year	$6,825,627	$6,352,288	$5,851,887
Additions: acquisitions and capital expenditures	277,432	496,573	563,793
Dispositions	(12,981)	(15,288)	(42,668)
Loss on asset impairment	—	(7,946)	(861)
Cost basis adjustment(1)	—	—	(19,863)
Balance at close of year	$7,090,078	$6,825,627	$6,352,288

(B)	The change in accumulated depreciation for the period from January 1, 2011 to December 31, 2014 is as follows:

	2014	2013	2012
Balance at beginning of year	$1,513,482	$1,324,728	$1,181,413
Additions: depreciation expense	222,249	204,042	182,782
Dispositions	(8,699)	(15,288)	(19,604)
Cost basis adjustment(1)	—	—	(19,863)
Balance at close of year	$1,727,032	$1,513,482	$1,324,728
(C)	The aggregate cost tax basis for federal income tax purposes of our real estate properties was $7,153,881 on December 31, 2014.

(1)	Represents reclassifications between accumulated depreciation and building & improvements made to record certain properties at fair value in accordance with GAAP.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hospitality Properties Trust
By:	/s/ John G. Murray
John G. Murray President and Chief Operating Officer

Dated: February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John G. Murray	President and	February 27, 2015
John G. Murray	Chief Operating Officer
(Principal Executive Officer)

/s/ Mark L. Kleifges	Treasurer and Chief	February 27, 2015
Mark L. Kleifges	Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)

/s/ Bruce M. Gans, M.D.	Independent Trustee	February 27, 2015
Bruce M. Gans, M.D.

/s/ John L. Harrington	Independent Trustee	February 27, 2015
John L. Harrington

/s/ William A. Lamkin	Independent Trustee	February 27, 2015
William A. Lamkin

/s/ Adam D. Portnoy	Managing Trustee	February 27, 2015
Adam D. Portnoy

/s/ Barry M. Portnoy	Managing Trustee	February 27, 2015
Barry M. Portnoy