Form 10-Q
period 2015-03-31
HOSPITALITY PROPERTIES TRUST
filed 2015-05-07
CIK 945394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of May 6, 2015:      149,961,476

HOSPITALITY PROPERTIES TRUST

FORM 10-Q

March 31, 2015

References in this Form 10-Q to “HPT”, “we”, “us” or “our” include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

Part IFinancial Information

Item 1.  Financial Statements

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in thousands, except share data)

	March 31,	December 31,
	2015	2014
ASSETS

Real estate properties, at cost:
Land	$1,486,589	$1,484,210
Buildings, improvements and equipment	6,220,736	6,171,983
Total real estate properties, gross	7,707,325	7,656,193
Accumulated depreciation	(2,021,771)	(1,982,033)
Total real estate properties, net	5,685,554	5,674,160
Cash and cash equivalents	15,570	11,834
Restricted cash (FF&E reserve escrow)	36,549	33,982
Due from related persons	41,775	40,253
Other assets, net	252,958	222,333
Total assets	$6,032,406	$5,982,562

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unsecured revolving credit facility	$89,000	$18,000
Unsecured term loan	400,000	400,000
Senior unsecured notes, net of discounts	2,412,600	2,412,135
Convertible senior unsecured notes	8,478	8,478
Security deposits	36,661	33,069
Accounts payable and other liabilities	93,378	106,903
Due to related persons	16,225	8,658
Dividends payable	5,166	5,166
Total liabilities	3,061,508	2,992,409

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value; 100,000,000 shares authorized:
Series D preferred shares; 7 1/8% cumulative redeemable; 11,600,000 shares issued and outstanding, aggregate liquidation preference of $290,000	280,107	280,107
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 149,950,760 and 149,920,449 shares issued and outstanding, respectively	1,500	1,499
Additional paid in capital	4,119,816	4,118,551
Cumulative net income	2,756,820	2,715,239
Cumulative other comprehensive income	42,334	25,804
Cumulative preferred distributions	(305,815)	(300,649)
Cumulative common distributions	(3,923,864)	(3,850,398)
Total shareholders’ equity	2,970,898	2,990,153
Total liabilities and shareholders’ equity	$6,032,406	$5,982,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenues:
Hotel operating revenues	$369,596	$329,936
Rental income	64,751	63,386
FF&E reserve income	1,165	928
Total revenues	435,512	394,250

Expenses:
Hotel operating expenses	257,658	230,617
Depreciation and amortization	78,969	78,287
General and administrative	21,304	11,465
Acquisition related costs	338	61
Total expenses	358,269	320,430

Operating income	77,243	73,820

Interest income	11	25
Interest expense (including amortization of deferred financing costs and debt discounts of $1,458 and $1,319, respectively)	(35,454)	(34,856)
Loss on early extinguishment of debt	-	(726)
Income before income taxes and equity in earnings (losses) of an investee	41,800	38,263
Income tax expense	(291)	(616)
Equity in earnings (losses) of an investee	72	(97)
Net income	41,581	37,550
Preferred distributions	(5,166)	(5,166)
Net income available for common shareholders	$36,415	$32,384

Net income	$41,581	$37,550
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	16,484	(5,438)
Equity interest in investee’s unrealized gains	45	19
Other comprehensive income (loss)	16,529	(5,419)

Comprehensive income	$58,110	$32,131

Weighted average common shares outstanding (basic)	149,792	149,573
Weighted average common shares outstanding (diluted)	150,906	149,691

Net income available for common shareholders per common share:
Basic and diluted	$0.24	$0.22

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net income	$41,581	$37,550
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	78,969	78,287
Amortization of deferred financing costs and debt discounts as interest	1,458	1,319
Straight line rental income	(545)	(567)
Security deposits replenished	3,582	1,837
FF&E reserve income and deposits	(15,728)	(12,556)
Loss on extinguishment of debt	-	726
Equity in (earnings) losses of an investee	(72)	97
Other non-cash (income) expense, net	10,103	252
Changes in assets and liabilities:
Increase in due from related persons	(1,107)	(527)
Increase in other assets	(2,954)	(332)
Decrease in accounts payable and other liabilities	(18,901)	(25,183)
Decrease in due to related persons	(329)	(1,833)
Cash provided by operating activities	96,057	79,070

Cash flows from investing activities:
Real estate acquisitions and deposits	(45,500)	5,000
Real estate improvements	(35,009)	(41,607)
FF&E reserve escrow fundings	(4,175)	(769)
Eminent domain proceeds	-	6,178
Cash used in investing activities	(84,684)	(31,198)

Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes, net of discount	-	346,616
Repayment of senior unsecured notes	-	(300,000)
Borrowings under unsecured revolving credit facility	106,000	370,000
Repayments of unsecured revolving credit facility	(35,000)	(370,000)
Deferred financing costs	(5)	(6,181)
Distributions to preferred shareholders	(5,166)	(5,166)
Distributions to common shareholders	(73,466)	(71,811)
Cash used in financing activities	(7,637)	(36,542)
Increase in cash and cash equivalents	3,736	11,330
Cash and cash equivalents at beginning of period	11,834	22,500
Cash and cash equivalents at end of period	$15,570	$33,830

Supplemental cash flow information:
Cash paid for interest	$50,775	$54,116
Cash paid for income taxes	562	1,737
Non-cash investing activities:
Hotel managers’ deposits in FF&E reserve	$13,430	$9,745
Hotel managers’ purchases with FF&E reserve	(15,038)	(14,524)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Hospitality Properties Trust and its subsidiaries, or HPT, we, our or us, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2014, or our 2014 Annual Report. In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included in these condensed consolidated financial statements. These condensed consolidated financial statements include the accounts of HPT and our subsidiaries, all of which are 100% owned directly or indirectly by HPT. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods and those of our managers and tenants are not necessarily indicative of the results that may be expected for the full year. Reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates.  Significant estimates in our condensed consolidated financial statements include the allowance for doubtful accounts, purchase price allocations, useful lives of fixed assets, impairment of real estate and the valuation of intangible assets.

We have determined that each of our taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards CodificationTM.   We have concluded that we must consolidate each of our TRSs because we are the entity with the power to direct the activities that most significantly impact the VIEs’ economic performance and we have the obligation to absorb losses or the right to receive benefits from each VIE that could be significant to the VIE, and are, therefore, the primary beneficiary of each VIE.  The assets of our TRSs were $30,696 and $27,023 as of March 31, 2015 and December 31, 2014, respectively, and consist primarily of amounts due from, and working capital advances to, certain of their hotel managers.  The liabilities of our TRSs were $48,353 and $50,528 as of March  31, 2015 and December 31, 2014, respectively, and consist primarily of security deposits they hold from and amounts payable to certain of their hotel managers.  The assets of our TRSs are available to satisfy our TRSs’ obligations and we have guaranteed certain obligations of our TRSs.

Note 2.  New Accounting Pronouncements

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation.  Among other things, this update changes how an entity determines the primary beneficiary of a VIE.  This update is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  We are currently in the process of evaluating the impact, if any, this update will have on our condensed consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability.  This update is effective for interim and annual reporting periods beginning after December 15, 2015 and requires retrospective application.  The implementation of this update is not expected to cause any material changes to our condensed consolidated financial statements other than the reclassification of debt issuance costs from assets to contra liabilities on our condensed consolidated balance sheets.

Note 3.  Revenue Recognition

We report hotel operating revenues for managed hotels in our condensed consolidated statements of income and comprehensive income. We generally recognize hotel operating revenues, consisting primarily of room and food and beverage sales, when goods and services are provided.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

We recognize rental income from operating leases on a straight line basis over the term of the lease agreements except for one lease in which there is uncertainty regarding the collection of scheduled future rent increases.  Rental income includes $545 and $567 for the three months ended March 31, 2015 and 2014, respectively, of adjustments necessary to record rent on the straight line basis. Other assets, net, includes $22,411 and $21,866 of straight line rent receivables at March 31, 2015 and December 31, 2014, respectively.

We determine percentage rent due to us under our leases annually and recognize it at year end when all contingencies have been met and the rent is earned. We had deferred estimated percentage rent of $1,240 and $874  for the three months ended March 31, 2015 and 2014,  respectively.

We own all the capital expenditure reserves, or FF&E reserves, for our hotels. We do not report the amounts which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income. We report deposits by our third party hotel tenants into the escrow accounts as FF&E reserve income.

Note 4.  Per Common Share Amounts

We calculate basic earnings per common share by dividing allocated net income by the weighted average number of common shares outstanding during the period.  We calculate diluted earnings per share using the more dilutive of the two class method or the treasury stock method.  Unvested share awards and other potentially dilutive common shares, including contingently issuable common shares under our business management agreement with Reit Management & Research LLC, or RMR, if any, and the related impact on earnings, are considered when calculating diluted earnings per share. The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share:

	For the three months ended March 31,
	2015	2014
	(in thousands)
Weighted average common shares for basic earnings per share	149,792	149,573
Effect of dilutive securities:
Contingently issuable common shares	1,091	103
Unvested share awards	23	15
Weighted average common shares for diluted earnings per share	150,906	149,691

Note 5.  Shareholders’ Equity

Common Share Issuances

During the three months ended March 31, 2015 and the period April 1, 2015 to May 6, 2015, we issued 31,011 and 10,716, respectively, of our common shares to RMR as part of the business management fees payable by us under our business management agreement. See Note 10 for further information regarding this agreement.

Distributions

On each of January 15, 2015 and April 15, 2015, we paid a $0.4453 per share distribution, or $5,166, to our Series D preferred shareholders.

On February 24, 2015, we paid a $0.49 per share distribution, or $73,466, to our common shareholders. On April 13, 2015, we declared a $0.50 per share distribution, or $74,981, to our common shareholders of record on April 24, 2015.  We expect to pay this amount on or about May 21, 2015.

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

Note 6.  Indebtedness

Our principal debt obligations at March 31, 2015 were: (1) our $89,000 of outstanding borrowings under our $750,000 unsecured revolving credit facility; (2) our $400,000 unsecured term loan; (3) an aggregate outstanding principal amount of $2,425,000 of public issuances of senior unsecured notes; and (4) an aggregate outstanding principal amount of $8,478 of public issuances of convertible senior unsecured notes.

Our $750,000 unsecured revolving credit facility is available for general business purposes, including acquisitions.  The maturity date of our unsecured revolving credit facility is July 15, 2018 and, subject to the payment of an extension fee and meeting certain other conditions, includes an option for us to extend the stated maturity date by one year to July 15, 2019. Borrowings under our unsecured revolving credit facility bear interest at a rate of LIBOR plus a premium, which was 110 basis points at March 31, 2015. We also pay a facility fee on the total amount of lending commitments, which was 20 basis points per annum at March 31, 2015. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. As of March 31, 2015, the interest rate payable on borrowings under our unsecured revolving credit facility was 1.28%. The weighted average annual interest rate for borrowings under our unsecured revolving credit facility was 1.27% and 1.25% for the three months ended March 31, 2015 and 2014, respectively.  As of March 31, 2015 and May 6, 2015, we had $89,000 and $44,000 outstanding under our unsecured revolving credit facility, respectively.

Our $400,000 unsecured term loan, which matures on April 15, 2019, is prepayable without penalty at any time.  The amount outstanding under our unsecured term loan bears interest at a rate of LIBOR plus a premium, which was 120 basis points at March 31, 2015.  The interest rate premium is subject to adjustment based on changes to our credit ratings. As of March 31, 2015, the interest rate for the amount outstanding under our unsecured term loan was 1.37%. The weighted average interest rate for borrowings under our unsecured term loan was 1.37% and 1.38% for the three months ended March 31, 2015 and 2014, respectively.

Our credit agreement for our unsecured revolving credit facility and unsecured term loan also includes a feature under which maximum borrowings under our unsecured revolving credit facility and unsecured term loan may be increased up to $2,300,000 on a combined basis in certain circumstances. Our credit agreement for our unsecured revolving credit facility and unsecured term loan provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, including a change of control of us, which includes RMR ceasing to act as our business manager. Our credit agreement for our unsecured revolving credit facility and unsecured term loan and our senior unsecured notes indenture and its supplements contain a number of covenants that restrict our ability to incur debt in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of our credit agreement for our unsecured revolving credit facility and unsecured term loan and our senior unsecured notes indenture and its supplements at March  31, 2015.

Note 7.  Real Estate Properties

At March 31, 2015, we owned 292 hotels and owned 184 travel centers which are operated under 11 operating agreements.

During the three months ended March 31, 2015, we funded $39,184 for improvements to certain of our properties which, pursuant to the terms of our management and lease agreements with our hotel managers and tenants, resulted in increases in our contractual annual minimum returns and rents of $3,099.  See Notes 10 and 11 for further information about our fundings of improvements to certain of our properties.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

On March 16, 2015, we acquired a 300 room hotel located in Rosemont, IL for $35,500 excluding related acquisition costs of $154.  We accounted for this transaction as a business combination.  The following table summarizes our preliminary allocation of the acquisition cost to the estimated fair value of the assets we acquired.

Land	$2,379
Building and improvements	31,459
Furniture, fixtures and equipment	1,399
Intangible assets	263
$35,500

This Holiday Inn and Suites® branded hotel was added to our management agreement with InterContinental Hotels Group, plc, or InterContinental.  See Note 11 for more information regarding this transaction and our InterContinental agreement.

In March 2015, we entered an agreement to acquire a 364 room full service hotel located in Denver, CO for $77,250, excluding closing costs.  We plan to add this Crowne Plaza® branded hotel to our management agreement with InterContinental.  See Note 11 for more information regarding our InterContinental agreement.

This pending acquisition is subject to closing conditions, and accordingly, we can provide no assurance that we will acquire this property, that the acquisition will not be delayed or that the terms of this transaction will not change.

On April 28, 2015, we acquired a land parcel adjacent to one of our hotels for  $750, excluding closing costs.  See Note 10 for further information regarding this acquisition.

At March 31, 2015, our Marriott Courtyard hotel in Norcross, GA with a carrying value of $4,143 was held for sale.  This amount is included in other assets, net, in our condensed consolidated balance sheets.  We can provide no assurance that the sale of this property will occur or that any such sale would realize net proceeds in an amount at least equal to its carrying value.  See Note 11 for further information relating to this hotel.

Note 8. Income Taxes

We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, and, accordingly are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements.  We are subject to income tax in Canada, Puerto Rico and certain states despite our REIT status.  Also, we lease our managed hotels to our wholly owned TRSs that, unlike most of our other subsidiaries, files a  separate consolidated federal corporate income tax return and are subject to federal, state and foreign income taxes.  Our consolidated income tax provision included in our condensed consolidated statements of income and comprehensive income includes the income tax provision related to the operations of our TRSs and certain state and foreign income taxes incurred by us despite our REIT status.

During the three months ended March 31, 2015, we recognized income tax expense of $291, which includes $23 of foreign taxes and $268 of state taxes.  During the three months ended March 31, 2014, we recognized income tax expense of $616, which includes $31 of foreign taxes and $585 of state taxes.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 9.  Segment Information

	For the Three Months Ended March 31, 2015
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$369,596	$-	$-	$369,596
Rental income	8,060	56,691	-	64,751
FF&E reserve income	1,165	-	-	1,165
Total revenues	378,821	56,691	-	435,512

Hotel operating expenses	257,658	-	-	257,658
Depreciation and amortization	52,396	26,573	-	78,969
General and administrative	-	-	21,304	21,304
Acquisition related costs	338	-	-	338
Total expenses	310,392	26,573	21,304	358,269

Operating income (loss)	68,429	30,118	(21,304)	77,243

Interest income	-	-	11	11
Interest expense	-	-	(35,454)	(35,454)
Income (loss) before income taxes and equity in earnings of an investee	68,429	30,118	(56,747)	41,800
Income tax expense	-	-	(291)	(291)
Equity in earnings of an investee	-	-	72	72
Net income (loss)	$68,429	$30,118	$(56,966)	$41,581

	As of March 31, 2015
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$3,783,819	$2,205,750	$42,837	$6,032,406

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

	For the Three Months Ended March 31, 2014
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$329,936	$-	$-	$329,936
Rental income	8,103	55,283	-	63,386
FF&E reserve income	928	-	-	928
Total revenues	338,967	55,283	-	394,250

Hotel operating expenses	230,617	-	-	230,617
Depreciation and amortization	53,016	25,271	-	78,287
General and administrative	-	-	11,465	11,465
Acquisition related costs	61	-	-	61
Total expenses	283,694	25,271	11,465	320,430

Operating income (loss)	55,273	30,012	(11,465)	73,820

Interest income	-	-	25	25
Interest expense	-	-	(34,856)	(34,856)
Loss on early extinguishment of debt			(726)	(726)
Income (loss) before income taxes and equity in losses of an investee	55,273	30,012	(47,022)	38,263
Income tax expense	-	-	(616)	(616)
Equity in losses of an investee	-	-	(97)	(97)
Net income (loss)	$55,273	$30,012	$(47,735)	$37,550

	As of December 31, 2014
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$3,748,062	$2,194,682	$39,818	$5,982,562

Note 10. Related Person Transactions

We have relationships and historical and continuing transactions with TA, Sonesta, RMR and others affiliated with them, including companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of us or RMR.  For further information about these and other such relationships and certain other related person transactions, please refer to our 2014 Annual Report.

TA:  As of March 31, 2015, we owned 3,420,000 common shares, representing approximately 8.9% of TA’s outstanding common shares.  TA is the lessee of 36% of our real estate properties, at cost, as of March 31, 2015.  TA has two leases with us, the TA No. 1 lease and the TA No. 2 lease, pursuant to which TA leases 184 travel centers from us.

We recognized rental income of $56,691 and $55,283 for the three months ended March 31, 2015 and 2014, respectively, under our leases with TA.  Rental income for the three months ended March 31, 2015 and 2014 includes $415 and $437, respectively, of adjustments necessary to record the scheduled rent increase on our TA No. 1 lease and the estimated future payment to us by TA for the cost of removing underground storage tanks on a straight line basis.  As of March 31, 2015 and December 31, 2014, we had accruals for unpaid amounts of $40,988 and $40,253, respectively, owed to us by TA (excluding any deferred rents), which amounts are included in due from related persons on our condensed consolidated balance sheets.

Pursuant to the TA No. 1 and TA No. 2 leases, we had deferred percentage rent under our TA No. 1 lease of $1,240 and $874 for the three months ended March 31, 2015 and 2014, respectively, which amounts are net of any waived amounts.  We have waived, in aggregate, $1,266 of such percentage rent as of March 31, 2015.  We waived $259 and $128 of percentage rent under our TA No. 2 lease for the three months ended March 31, 2015 and 2014, respectively.  We determine percentage rent due under our TA leases annually and recognize any resulting amount as rental income at year end when all contingencies are met.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Under the TA No. 1 and No. 2 leases, for the three months ended March 31, 2015, we funded $20,181 for qualifying capital improvements to TA for renovations, improvements and equipment at the leased travel centers and, as a result, TA's minimum annual rent payable to us increased by approximately $1,715.

Previously deferred rent due from TA of $107,085 and $42,915 is due in December 2022 and June 2024, respectively; however, we have not recognized any of these deferred rent amounts as rental income or as rents receivable due to uncertainties regarding future collection.

RMR:  Pursuant to our business and property management agreements with RMR, we recognized business and property management fees of $18,996 and $9,662 for the three months ended March 31, 2015 and 2014, respectively.  The fees for the three months ended March 31, 2015, include estimated 2015 incentive fees of $9,027, based on our common share total return as of March 31, 2015.  The actual amount of incentive fees payable to RMR in common shares for 2015, if any, will be based on our common share total return for the two year period ended December 31, 2015, and will be payable in 2016.  Although no incentive fee was ultimately payable to RMR for 2014, business management fees recognized for the three months ended March 31, 2014, included estimated incentive fees of $728 based on our common share total return as of March 31, 2014.  The business management fees we recognized for the 2014 and 2015 periods are included in general and administrative expenses, and the property management and construction supervisory fees we recognized for the 2014 and 2015 periods are included in hotel operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.  In accordance with the terms of our business management agreement, we issued 30,974 of our common shares to RMR for the three months ended March 31, 2015 as payment for a portion of the base business management fee we recognized for that period.

Sonesta:  As of March 31, 2015, Sonesta was managing 22 of our hotels pursuant to long term management agreements.  Pursuant to these management agreements with Sonesta, we incurred management, system, reservation fees and reimbursement of certain guest loyalty, marketing program and third party reservation transmission expenses payable to Sonesta of $4,514 and $3,613 for the three months ended March 31, 2015 and 2014, respectively.  These amounts are included in hotel operating expenses in our condensed consolidated statements of income and comprehensive income.  In addition, we also incurred procurement and construction supervision fees payable to Sonesta in connection with capital expenditures at our hotels managed by Sonesta of $353 and $547 for the three months ended March 31, 2015 and 2014, respectively.  These amounts have been capitalized in our condensed consolidated financial statements.

On April 28, 2015, we acquired a building and land parcel adjacent to a hotel we own which is managed by Sonesta for $750, excluding closing costs.  This land was added to that hotel property and constitutes invested capital under our Sonesta agreement.

AIC:  As of March 31, 2015, our investment in AIC had a carrying value of $6,952, which amount is included in other assets on our condensed consolidated balance sheets.  We recognized income (loss) of $72 and $(97) related to our investment in AIC for the three months ended March 31, 2015 and 2014, respectively.

Note 11. Hotel Management Agreements and Leases

As of March  31, 2015,  289 of our hotels are leased to our TRSs and managed by independent hotel operating companies and three are leased to third parties.

Marriott No. 1 agreement.  Our management agreement with Marriott International, Inc., or Marriott, for 53 hotels provides that as of March  31, 2015 we are paid an annual minimum return of $68,094 to the extent that gross revenues of the hotels, after payment of hotel operating expenses and funding of the FF&E reserve, are sufficient to do so.  We do not have any security deposits or guarantees for the 53 hotels included in our Marriott No. 1 agreement.  Accordingly, the returns we receive from these hotels managed by Marriott are limited to available hotel cash flows after payment of operating expenses and funding of the FF&E reserve. We realized returns of $17,006 and $15,036 during the three months ended March 31, 2015

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

and March 31, 2014, respectively, under this agreement.  Marriott’s management and incentive fees are only earned after we receive our minimum returns.

We $1,175 for capital improvements at certain of the hotels included in our Marriott No. 1 agreement during the three months ended March 31, 2015. We currently expect to fund $3,000  for capital improvements during the remainder of 2015 under this agreement.  As we fund these improvements, the annual minimum returns payable to us increase by 10% of the amounts funded.

Marriott No. 234 agreement.    Our management agreement with Marriott for 68 hotels provides that as of March 31, 2015 we are paid an annual minimum return of $106,198.    We realized returns of $25,006 and $23,806 during the three months ended March 31, 2015 and 2014, respectively, under this agreement. Pursuant to our Marriott No. 234 agreement, Marriott has provided us with a limited guarantee for shortfalls up to 90% of our minimum returns through 2019.  Marriott was not required to make any guarantee payments to us during the three months ended March 31, 2015, because the hotels generated net operating results in excess of the guarantee threshold amount (90% of the minimum returns due to us).  The available balance of the guarantee was $30,672 as of March 31, 2015.

We funded $3,000 for capital improvements at certain of the hotels included in our Marriott No. 234 agreement during the three months ended March 31, 2015. We currently expect to fund $10,500  for capital improvements during the remainder of 2015 under this agreement. As we fund these improvements, the annual minimum returns payable to us increase by 9% of the amounts funded.

Marriott No. 5 agreement. We lease one hotel in Kauai, Hawaii to Marriott.  This lease is guaranteed by Marriott and we realized $2,529 and $2,501 of rent for this hotel during the three months ended March  31, 2015 and 2014, respectively.  The guarantee provided by Marriott with respect to the one hotel leased by Marriott is unlimited.

InterContinental agreement. Our management agreement with InterContinental for 92 hotels provides that as of March 31, 2015, we are paid annual minimum returns and rents of $143,598.  We realized returns and rents of $35,314 and 34,875 during the three months ended March 31, 2015 and 2014, respectively, under this agreement.  Pursuant to our InterContinental agreement, InterContinental has provided us with a security deposit to cover minimum payment shortfalls, if any.  During the three months ended March 31, 2015, we were paid all minimum returns and rents due to us and our available security deposit was replenished by $810 for the payments we received during the period in excess of the minimum payments due for the period.

Under this agreement, InterContinental is required to maintain a minimum security deposit of $37,000. On January 6, 2014, we entered into a letter agreement with InterContinental under which the minimum security deposit balance required to be maintained during 2015 will be reduced by two dollars for every dollar of additional security deposit InterContinental provides to us.  During the first quarter of 2015, InterContinental provided us $2,772 of additional security deposits, which reduced the minimum security deposit amount required to $31,456. The available balance of this security deposit was $36,549 as of March 31, 2015.

On March 16, 2015,  we amended our management agreement with InterContinental in connection with our acquisition of a Holiday Inn & Suites® branded hotel located in Rosemont, IL. As a result of the amendment, the annual minimum returns due to us increased by $2,840  ( 8% of our investment in the hotel).  We currently expect to fund approximately $7,000 under our InterContinental agreement to renovate this hotel.

In March 2015, we entered an agreement to acquire a Crowne Plaza branded hotel in Denver, CO.  Upon acquisition of this hotel, we expect to add it to our InterContinental agreement.  See Note 7 for further information regarding this pending acquisition.

We currently expect to fund $17,000 for capital improvements to certain hotels, including the Rosemont hotel, under our InterContinental agreement during 2015. We did not make any of these fundings during the three months ended March 31, 2015.  As we fund these improvements, the annual minimum returns payable to us increase by 8% of the amounts funded.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Sonesta agreement. Our management agreement with Sonesta provides that we are paid an  annual minimum return  ( $72,796 as of March 31, 2015) equal to 8% of our invested capital, as defined in the management agreement, to the extent that gross revenues of the hotels, after payment of hotel operating expenses and certain base management fees to Sonesta, are sufficient to do so.  We do not have any security deposits or guarantees for our hotels managed by Sonesta.  Accordingly, the returns we receive from hotels managed by Sonesta are limited to available hotel cash flows after payment of operating expenses. Sonesta’s incentive management fees, but not its other fees, are only earned after we receive our minimum returns. We realized returns of $8,061 and $2,096 during the three months ended March  31, 2015 and 2014, respectively, under this agreement.

Our Sonesta agreement does not require FF&E escrow deposits.  Under our Sonesta agreement, we are required to fund capital expenditures made at our hotels.  We funded $13,320 for renovations and other capital improvements to hotels included in our Sonesta agreement during the three months ended March 31, 2015.  We currently expect to fund approximately $13,680 for renovations and other capital improvements during the remainder of 2015 under this agreement.  The annual minimum returns due to us under the Sonesta agreement increase by 8% of the amounts funded in excess of threshold amounts, as defined therein. See Note 10 for further information regarding our relationship with Sonesta.

Wyndham agreement.  Our management agreement with Wyndham Hotel Group, or Wyndham, for 22 hotels provides that as of March 31, 2015, we are paid annual minimum returns and rents of $27,548.  We realized returns of $6,863 and $6,535 during the three months ended March 31, 2015 and 2014, respectively, under this agreement. Pursuant to our Wyndham agreement, Wyndham has provided us with a limited guarantee, which is limited to $35,656  ( $2,660 remaining at March  31, 2015), subject to an annual payment limit of $17,828 and which expires on July 28, 2020.  During the three months ended March 31, 2015, Wyndham made $3,922 of guarantee payments to us. The guarantee provided by Wyndham with respect to the lease with Wyndham Vacation Resorts, Inc., or Wyndham Vacation, for part of one hotel is unlimited.

We funded $1,505 for renovations and other capital improvements to hotels included in our Wyndham agreement during the three months ended March 31, 2015.  We currently expect to fund approximately $7,495 for renovations and other capital improvements during the remainder of 2015 under this agreement.  As we fund these improvements, the annual minimum returns payable to us increase by 8% of the amounts funded.

Other management agreement and lease matters. As of May 6, 2015, all payments due to us from our managers and tenants under our other operating agreements were current.  Minimum return and minimum rent payments due to us under some of these other hotel management agreements and leases are supported by guarantees.  The guarantee provided by Hyatt Hotels Corporation, or Hyatt, with respect to the 22 hotels managed by Hyatt is limited to $50,000  ( $11,971 remaining at March 31, 2015).  The guarantee provided by Carlson Hotels Worldwide, or Carlson, with respect to the 11 hotels managed by Carlson is limited to $40,000  ( $22,217 remaining at March 31, 2015).

Guarantees and security deposits generally. Certain of our managed hotels had net operating results that were, in the aggregate, $15,492 and $28,095, less than the minimum returns due to us in the three months ended March 31, 2015 and 2014, respectively.  When the managers of these hotels fund the shortfalls under the terms of our operating agreements or their guarantees, we reflect such fundings (including security deposit applications) in our condensed consolidated statements of income and comprehensive income as a reduction of hotel operating expenses.  The reduction to hotel operating expenses was $4,006 and $10,876 in the three months ended March 31, 2015 and 2014, respectively.  We had shortfalls at certain of our managed hotel portfolios not funded by the managers of these hotels under the terms of our operating agreements of $11,486 and $17,219 in the three months ended March 31, 2015 and 2014, respectively, which represents the unguaranteed portions of our minimum returns from Marriott and from Sonesta.  When we reduce the amounts of the security deposits we hold for any of our operating agreements for payment deficiencies, we record income equal to the amounts by which the deposit is reduced up to the minimum returns or minimum rent due to us.  Reducing the security deposits does not result in additional cash flow to us of the deficiency amounts, but reducing amounts of security deposits may reduce the refunds due to the respective lessees or managers who have provided us with these deposits upon expiration of the respective lease or management agreement.  The security deposits are non-interest bearing and are not held in escrow.  Certain of our guarantees and our security deposits may be replenished by future cash flows from the applicable hotel operations pursuant to the terms of the respective agreements.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 12.  Fair Value of Assets and Liabilities

The table below presents certain of our assets carried at fair value at March 31, 2015, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

Fair Value at Reporting Date Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Investment securities (1)	$59,645	$59,645	$-	$-

(1)

Our investment securities, consisting of our 3,420,000 shares of TA, which are included in other assets, net in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs).  Our historical cost basis for these securities is $17,407.  The unrealized gain for these securities as of March 31, 2015 is included in cumulative other comprehensive income in our condensed consolidated balance sheets.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

In addition to the investment securities included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, unsecured revolving credit facility, unsecured term loan, senior unsecured notes and security deposits. At March 31, 2015 and December 31, 2014, the fair values of these additional financial instruments approximated their carrying values in our condensed consolidated balance sheets due to their short term nature or variable interest rates, except as follows:

	March 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior Unsecured Notes, due 2016 at 6.3%	$275,000	$285,148	$275,000	$287,680
Senior Unsecured Notes, due 2017 at 5.625%	300,000	321,198	300,000	321,675
Senior Unsecured Notes, due 2018 at 6.7%	350,000	385,901	350,000	386,755
Senior Unsecured Notes, due 2022 at 5.0%	500,000	534,155	500,000	529,160
Senior Unsecured Notes, due 2023 at 4.5%	300,000	310,227	300,000	306,516
Senior Unsecured Notes, due 2024 at 4.65%	350,000	364,457	350,000	360,757
Senior Unsecured Notes, due 2025 at 4.5%	350,000	359,489	350,000	353,701
Convertible Senior Unsecured Notes, due 2027 at 3.8%	8,478	8,761	8,478	8,849
Unamortized discounts	(12,400)	-	(12,865)	-
Total financial liabilities	$2,421,078	$2,569,335	$2,420,613	$2,555,093

At March 31, 2015, we estimated the fair values of our senior unsecured notes using an average of the bid and ask price of our then outstanding issuances of senior unsecured notes (Level 1 inputs).  We estimated the fair value of our convertible senior unsecured notes using discounted cash flow analyses and currently prevailing market interest rates (Level 3 inputs) because no market quotes for these notes were available at March 31, 2015 and December 31, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and with our 2014 Annual Report. We are a REIT organized under Maryland law.

Overview (dollar amounts in thousands, except per share amounts)

Hotel operations. During the three months ended March  31, 2015, the U.S. hotel industry generally realized improvements in average daily rate, or ADR, occupancy and revenue per available room, or RevPAR, when compared to the same period in 2014.  We believe certain of our hotels have benefited from recent renovations and, as a result, have produced year over year increases in RevPAR in excess of the hotel industry generally.  At the same time, however, certain of our hotels were negatively impacted by the disruption and displacement caused by our renovation activities at those hotels during 2014 and the first quarter of 2015. We currently expect a reduced level of renovation activities during the remainder of 2015.

For the three months ended March  31, 2015 compared to the same period in 2014 for our 290 hotels that we owned continuously since January 1, 2014, or our comparable hotels: ADR increased 8.3% to $119.33; occupancy increased 1.2 percentage points to 71.8%; and RevPAR increased 10.1% to $85.68.

During the three months ended March 31, 2015, we had 17 hotels under renovation for all or part of the quarter that we owned continuously since January 1, 2014.  For the three months ended March  31, 2015 compared to the same period in 2014 for these 17 hotels under renovation: ADR increased 7.5% to $122.48; occupancy decreased 8.6 percentage points to 62.2%; and RevPAR decreased 5.6% to $76.18.

For the three months ended March  31, 2015 compared to the same period in 2014 for our 273 hotels not under renovation that we owned continuously since January 1, 2014: ADR increased 8.4% to $119.18; occupancy increased 1.8 percentage points to 72.4%; and RevPAR increased 11.1% to $86.29.

Our hotel tenants and managers.  Many of our hotel operating agreements contain security features, such as guarantees and security deposits, which are intended to protect minimum returns and rents due to us in accordance with our operating agreements regardless of hotel performance. However, the effectiveness of various security features to provide us uninterrupted receipt of minimum returns and rents is not assured, particularly if the profitability of our hotels do not recover to the levels experienced prior to the recent recession, if economic conditions generally decline, or if our hotel renovation activities described above do not result in improved operating results at our hotels. Also, certain of the guarantees that we hold are limited in amount and duration and do not provide for payment of the entire amount of the applicable minimum returns. If our tenants, managers or guarantors do not earn or pay the minimum returns and rents due to us, our cash flows will decline and we may be unable to pay distributions to our shareholders, repay our debt or fund our debt service obligations.

Marriott No. 1 agreement.  Our management agreement with Marriott for 53 hotels provides that as of March  31, 2015, we are paid an annual minimum return of $68,094 to the extent that gross revenues of the hotels, after payment of hotel operating expenses and funding of the FF&E reserve, are sufficient to do so.  We do not have any security deposits or guarantees for the 53 hotels included in our Marriott No. 1 agreement.  Accordingly, the returns we receive from these hotels managed by Marriott are limited to available hotel cash flows after payment of operating expenses and funding of the FF&E reserve. We realized returns of $17,006 and $15,036 during the three months ended March  31, 2015 and March 31, 2014, respectively, under this agreement.  Marriott’s management and incentive fees are only earned after we receive our minimum returns.

Additional details of this agreement are set forth in Note 11 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

Marriott No. 234 agreement.  Our Management agreement with Marriott for 68 hotels provides that as of March 31, 2015, we are paid an annual minimum return of $106,198.  We realized returns of $25,006 and $23,806 during the three months ended March 31, 2015 and March 31, 2014, respectively, under this agreement.    Pursuant to our Marriott No. 234 agreement, Marriott provided us with a limited guarantee for shortfalls up to 90% of our minimum returns through 2019. Marriott was not required to make any guarantee payments during the three months ended March 31, 2015,  because the hotels generated cash flows in excess of the guaranty threshold amount (90% of the minimum returns due to us).  The available balance of this guaranty was $30,672 as of March  31, 2015.

Additional details of this agreement are set forth in Note 11 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

InterContinental agreement.  Our management agreement with InterContinental for 92 hotels provides that as of March 31, 2015, we are paid annual minimum returns and rents of $143,598.  We realized returns and rents of $35,314 and $34,875 during the three months ended March 31, 2015 and 2014, respectively, under this agreement.  Pursuant to our InterContinental agreement, InterContinental has provided us with a security deposit to cover minimum return payment shortfalls, if any.  During the three months ended March 31, 2015, we were paid all minimum returns and rents due to us and our available security deposit was replenished by $810 for the payments we received during the period in excess of the minimum returns due for the period.

Under this agreement, InterContinental is required to maintain a minimum security deposit of $37,000. In January 2014, we entered into a letter agreement with InterContinental under which the minimum security deposit balance required to be maintained during 2014 and 2015 will be reduced by two dollars for every dollar of additional security deposit InterContinental provides to us.  During the first quarter of 2015, InterContinental provided us $2,772 of additional security deposits, which reduced the minimum security deposit amount required to $31,456. The available balance of this security deposit was $36,549 as of March 31, 2015.

Additional details of this agreement are set forth in Note 11 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

Sonesta agreement.  Our management agreement with Sonesta provides that we are paid an annual minimum return ($72,796 as of March  31, 2015) equal to 8% of our invested capital, as defined in the management agreement, to the extent that gross revenues of the hotels, after payment of hotel operating expenses and certain base management fees to Sonesta, are sufficient to do so.  We do not have any security deposits or guarantees for our hotels managed by Sonesta.  Accordingly, the returns we receive from hotels managed by Sonesta are limited to available hotel cash flows after payment of operating expenses. Sonesta’s incentive management fees, but not its other fees, are only earned after we receive our minimum returns. We realized returns of $8,061 and $2,096 during the three months ended March  31, 2015 and 2014, respectively, under this agreement.

Additional details of this agreement are set forth in Notes 10 and 11 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

Wyndham agreement.  Our management agreement with Wyndham for 22 hotels provides that as of March 31, 2015, we are paid annual minimum returns and rents of $27,548.  We realized returns of $6,863 and $6,535 during the three months ended March 31, 2015 and 2014, respectively, under this agreement. Pursuant to our Wyndham agreement, Wyndham has provided us with a limited guarantee, which is limited to $35,656 ($2,660 remaining at March 31, 2015), subject to an annual payment limit of $17,828 and expires on July 28, 2020.  During the three months ended March 31, 2015, Wyndham made $3,922 of guarantee payments to us. The guarantee provided by Wyndham with respect to the lease with Wyndham Vacation for part of one hotel is unlimited.

Additional details of this agreement are set forth in Note 11 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

Other management agreement and lease matters.  As of May 6, 2015, all payments due to us from our managers and tenants under our other operating agreements were current.  Additional details of our guarantees from Hyatt and Carlson and our other agreements with Marriott, Morgans Hotel Group, or Morgans, and TA are set forth in Notes 10 and 11 to our condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

Management Agreements and Leases

At March  31, 2015, we owned 292 hotels operated under nine operating agreements; 289 of these hotels are leased by us to our wholly owned TRSs and managed by hotel operating companies and three are leased to hotel operating companies.  At March  31, 2015, our 184 owned travel centers are leased to TA under two agreements. Our condensed consolidated statements of income and comprehensive income include operating revenues and expenses of our managed hotels and rental income from our leased hotels and travel centers.  Additional information regarding the terms of our management agreements and leases is included in the table and notes thereto on pages 26 through 28.

Results of Operations (dollar amounts in thousands, except per share amounts)

Three months Ended March  31, 2015 Compared to the Three months Ended March  31, 2014

	For the Three Months Ended March 31,
			Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$369,596	$329,936	$39,660	12.0%
Rental income:
Minimum rents - hotels	8,060	8,103	(43)	(0.5%)
Minimum rents - travel centers	56,691	55,283	1,408	2.5%
Total rental income	64,751	63,386	1,365	2.2%
FF&E reserve income	1,165	928	237	25.5%

Expenses:
Hotel operating expenses	257,658	230,617	27,041	11.7%
Depreciation and amortization - hotels	52,396	53,016	(620)	(1.2%)
Depreciation and amortization - travel centers	26,573	25,271	1,302	5.2%
Total depreciation and amortization	78,969	78,287	682	0.9%
General and administrative	21,304	11,465	9,839	85.8%
Acquisition related costs	338	61	277	454.1%

Operating income	77,243	73,820	3,423	4.6%

Interest income	11	25	(14)	(56.0%)
Interest expense	(35,454)	(34,856)	(598)	1.7%
Loss on extinguishment of debt	-	(726)	726	n/a
Income before income taxes and equity earnings (losses) of an investee	41,800	38,263	3,537	9.2%
Income tax expense	(291)	(616)	325	(52.8%)
Equity in earnings (losses) of an investee	72	(97)	169	n/a

Net income	41,581	37,550	4,031	10.7%
Preferred distributions	(5,166)	(5,166)	-	0.0%
Net income available for common shareholders	36,415	32,384	4,031	12.4%

Weighted average shares outstanding (basic)	149,792	149,573	219	0.1%
Weighted average shares outstanding (diluted)	150,906	149,691	1,215	0.8%

Net income available for common shareholders per common share:
Basic and diluted	$0.24	$0.22	$0.02	9.1%

References to changes in the income and expense categories below relate to the comparison of consolidated results for the three month period ended March 31, 2015, compared to the three month period ended March 31, 2014.

The increase in hotel operating revenues is a result of increased revenues at certain of our managed hotels due to increases in ADR and higher occupancies ($35,115) and the effects of our hotel acquisitions since January 1, 2014 ($6,188).  These increases were partially offset by the effects of our hotel dispositions since January 1, 2014 ($349) and decreased revenues at certain of our managed hotels undergoing renovations during the 2015 period due to lower occupancies ($1,294).  Additional operating statistics of our hotels are included in the table on page 29.

The decrease in rental income – hotels is primarily a result of a decrease in certain below market lease revenue amortization ($549), partially offset by contractual rent increases under certain of our hotel leases and increases in the minimum rents due to us as we funded improvements at certain of our leased hotels since January 1, 2014 ($506).  Rental income for each of the 2015 and 2014 periods includes $130 of adjustments to record rent on a straight line basis.

The increase in rental income - travel centers is primarily a result of increases in the minimum rents due to us from TA for improvements we purchased at certain of our travel centers since January 1, 2014. Rental income for our travel centers for the 2015 and 2014 periods includes $415 and $437, respectively, of adjustments necessary to record rent on a straight line basis.

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

The increase in hotel operating expenses was primarily caused by the reduction in the amount of minimum return shortfalls funded by our managers ($8,087), the effect of our acquisitions since January 1, 2014 ($6,471), increased expenses at certain of our managed hotels resulting primarily from higher wage and benefit and sales and marketing expenses ($6,371), partially offset by the effects of our hotel dispositions since January 1, 2014 ($349) and by operating expense decreases at certain properties undergoing renovations during the 2014 period due to lower occupancies ($1,084).  Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $15,492 and $28,095 less than the minimum returns due to us in the three months ended March 31, 2015 and 2014, respectively.  When the managers of these hotels fund the shortfalls under the terms of our operating agreements or their guarantees, we reflect such fundings (including security deposit applications) in our condensed consolidated statements of income and comprehensive income as a reduction of hotel operating expenses. The reduction to hotel operating expenses was $4,006 and $10,876 in the three months ended March  31, 2015 and 2014, respectively. We had shortfalls at certain of our managed hotel portfolios not funded by the managers of these hotels under the terms of our operating agreements of $11,486 and $17,219 during the three months ended March 31, 2015 and 2014, respectively, which represents the unguaranteed portion of our minimum returns from Marriott and Sonesta.

The decrease in depreciation and amortization - hotels is primarily due to certain of our depreciable assets becoming fully depreciated since January 1, 2014 ($5,093), partially offset by the depreciation and amortization of assets acquired with funds from our FF&E reserves or directly funded by us since January 1, 2014 ($3,815) and the effect of our hotel acquisitions since January 1, 2014 ($658).

The increase in depreciation and amortization - travel centers is due to the depreciation and amortization of travel center improvements we acquired since January 1, 2014.

The increase in general and administrative costs is primarily due to an increase in business management fees ($9,337), including an $8,299 increase in estimated incentive fees, and an increase in stock compensation expense ($498) compared to the 2014 period.

Acquisition related costs represent legal and other costs incurred in connection with our hotel acquisition activities.

The increase in operating income is primarily due to the revenue and expense changes discussed above during the 2015 period compared to the 2014 period.

The decrease in interest income is due to lower average cash balances during the 2015 period.

The increase in interest expense is due to higher average outstanding borrowings, partially offset by lower weighted average interest rates in the 2015 period.

We recorded a $726 loss on early extinguishment of debt in the 2014 period in connection with amending the terms of our unsecured revolving credit facility and unsecured term loan and the redemption of certain senior unsecured notes.

We recognized lower state income taxes during the 2015 period, primarily as a result of a lower estimated effective state tax rate compared to the 2014 period.

Equity in earnings (losses) of an investee represents our proportionate share of earnings of AIC.

The increases in net income, net income available for common shareholders and net income available for common shareholders per basic and diluted common share for the three months ended March 31, 2015, compared to the prior year period, are primarily a result of the changes discussed above.

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our Managers and Tenants

As of March  31, 2015,  290 of our hotels are included in one of seven portfolio agreements and two hotels are not included in a portfolio and are leased to hotel operating companies. Our 184 owned travel centers are leased under two portfolio agreements. All costs of operating and maintaining our properties are paid by the hotel managers as agents for us or by our tenants for their own account. Our hotel managers and tenants derive their funding for property operating expenses and for returns and rents due to us generally from property operating revenues and, to the extent that these parties themselves fund our minimum returns and minimum rents, from their separate resources. Our hotel managers and tenants are Marriott, InterContinental, Sonesta, Wyndham, Hyatt, Carlson and Morgans. Our travel centers are leased to TA.

We define coverage for each of our hotel management agreements or leases as total property level revenues minus FF&E reserve escrows, if any, and all property level expenses which are not subordinated to the minimum returns and minimum rents due to us divided by the minimum returns or minimum rent payments due to us. More detail regarding coverage, guarantees and other features of our hotel operating agreements is presented in the tables and related notes on pages 26 through 28. For the twelve months ended March  31, 2015,  four of our nine hotel operating agreements, representing 19% of our total annual minimum returns and minimum rents, generated coverage of less than 1.0x (with a range among those four hotel operating agreements of 0.46x to 0.95x).

We define coverage for our travel center leases as property level revenues minus all property level expenses divided by the minimum rent payments due to us.  During the twelve months ended March 31, 2015, the operating results from our 184 properties in our two travel center leases generated coverage of 1.96x. Because a large percentage of TA’s business is conducted at properties leased from us, property level rent coverage may not be an appropriate way to evaluate TA’s ability to pay rents due to us. We believe property level rent coverage is nonetheless one useful indicator of the performance and value of our properties as we believe it is what an operator interested to acquire these properties or the leaseholds might use to evaluate the contribution of these properties to their earnings before corporate level expenses.

Three hundred eight (308) of our properties, representing 60% of our total historical investments at cost as of March  31, 2015, are operated under seven management arrangements or leases which are subject to full or limited guarantees. These guarantees may provide us with continued payments if the property level cash flows fail to equal or exceed guaranteed amounts due to us. Our minimum returns and minimum rents for 92 hotels, representing 19% of our total historical investments at cost as of March 31, 2015, are secured by a security deposit which we control. Some of our managers and tenants, or their affiliates, may also supplement cash flow from our properties in order to make payments to us and preserve their rights to continue operating our properties even if they are not required to do so by guarantees. Guarantee payments, security deposit applications or supplemental payments to us, if any, made under any of our management agreements or leases do not subject us to repayment obligations, but, under some of our agreements, the manager or tenant may recover these guarantee or supplemental payments and the security deposits may be replenished from the future cash flows from our properties after our future minimum returns and minimum rents are paid.

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

Our Operating Liquidity and Capital Resources

Our principal source of funds for current expenses and distributions to shareholders are minimum returns from our managed hotels and minimum rents from our leased hotels and travel centers. We receive minimum returns and minimum rents from our managers and tenants monthly. We receive additional returns, percentage returns and rents and our share of the operating profits of our managed hotels after payment of management fees and other deductions, if any, either monthly or quarterly, and these amounts are usually subject to annual true up. This flow of funds has historically been sufficient for us to pay our operating expenses, interest expense on our debt and distributions to shareholders declared by our Board of Trustees. We believe that our operating cash flow will be sufficient to meet our operating expenses, interest expense and distribution payments declared by our Board of Trustees for the next twelve months and the foreseeable future thereafter. However, as a result of economic conditions or otherwise, our managers and tenants may become unable to pay minimum returns and minimum rents to us when due, in which case our cash flow and net income will decline and we may need to reduce the amount of, or even eliminate, our distributions to common shareholders.

Changes in our cash flows for the three months ended March 31, 2015 compared to the same period in 2014 were as follows: (1) cash flow provided by operating activities increased from $79,070 in 2014 to $96,057  in 2015; (2) cash used in investing activities increased from $31,198 in 2014 to $84,684 in 2015; and (3) cash flows used in financing activities decreased from $36,542 in 2014 to $7,637 in 2015.

The increase in cash provided by operating activities for the three months ended March 31, 2015 as compared to the prior year period is due primarily to an increase in the minimum returns and rents paid to us during 2015 due to our funding of improvements to our hotels and travel centers and our hotel acquisitions since January 1, 2014, an increase in security deposit replenishments resulting from the improved operating performance at certain hotels and other favorable changes in working capital, partially offset by higher FF&E reserve contributions. The increase in cash used in investing activities for the three months ended March 31, 2015 as compared to the prior year period is primarily due to an increase in hotel acquisitions, partially offset by decreases in hotel renovation activities in 2015 compared to 2014. The decrease in cash flows used in financing activities for the three months ended March 31, 2015 as compared to the prior year is primarily due to higher net borrowings in the 2015 period compared to 2014.

We maintain our status as a REIT under the Internal Revenue Code by meeting certain requirements. As a REIT, we do not expect to pay federal income taxes on the majority of our income; however, the income realized by our TRSs in excess of the rent they pay to us is subject to U.S. federal income tax at corporate tax rates. In addition, the income we receive from our hotels in Canada and Puerto Rico is subject to taxes in those jurisdictions and we are subject to taxes in certain states where we have properties despite our REIT status.

Our Investment and Financing Liquidity and Capital Resources

Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the three months ended March 31, 2015, our hotel managers and hotel tenants deposited $13,430 to these accounts and $15,038 was spent from the FF&E reserve escrow accounts to renovate and refurbish our hotels.  As of March 31, 2015, there was $36,549 on deposit in these escrow accounts, which was held directly by us and is reflected in our condensed consolidated balance sheets as restricted cash.

Our hotel operating agreements generally provide that, if necessary, we may provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. To the extent we make such additional fundings, our annual minimum returns or minimum rents generally increase by a percentage of the amount we fund. During the three months ended March 31, 2015, we funded $19,000 for capital improvements in excess of FF&E reserve fundings available from hotel operations to our hotels as follows:

•

During the three months ended March 31, 2015, we funded $1,175 for capital improvements to hotels included in our Marriott No. 1 agreement using cash on hand and borrowings under our unsecured revolving credit facility. We currently expect to fund approximately $3,000 for capital improvements under this agreement during the remainder of 2015 using existing cash balances or borrowings under our unsecured revolving credit facility. As we fund these improvements, the minimum return payable to us increases.

•

During the three months ended March 31, 2015, we funded $3,000 for capital improvements to hotels included in our Marriott No. 234 agreement using cash on hand and borrowings under our unsecured revolving credit facility.  We currently expect to fund approximately $10,500 for capital improvements under this agreement during the remainder of 2015 using existing cash balances or borrowings under our unsecured revolving credit facility. As we fund these improvements, the minimum return payable to us increases.

•

We currently expect to fund approximately $17,000 for capital improvements under our InterContinental agreement during 2015 using existing cash balances or borrowings under our unsecured revolving credit facility.  We did not make any of these fundings during the three months ended March 31, 2015.    As we fund these improvements, the minimum return payable to us increases.

•

Our Sonesta management agreements do not require FF&E escrow deposits. Under our Sonesta agreement, we are required to fund capital expenditures made at our hotels. During the three months ended March 31, 2015, we funded $13,320 for capital improvements to hotels included in our Sonesta agreement using cash on hand and borrowings under our unsecured revolving credit facility.  We currently expect to fund approximately $13,680 during the remainder of 2015 using existing cash balances or borrowings under our unsecured revolving credit facility. As we fund these improvements, the minimum returns payable to us increase to the extent amounts funded exceed threshold amounts, as defined in our Sonesta agreement.

•

Our Wyndham agreement requires FF&E escrow deposits only if there is excess cash flow after payment of our minimum returns.  No FF&E escrow deposits were required during the three months ended March 31, 2015.  During the three months ended March 31, 2015, we funded $1,505 for capital improvements to hotels included in our Wyndham agreement using existing cash balances and borrowings under our unsecured revolving credit facility.  We currently expect to fund approximately $7,495 for capital improvements under this agreement during the remainder of 2015 using existing cash balances or borrowings under our unsecured revolving credit facility. As we fund these improvements, the minimum return payable to us increases.

Our travel center leases with TA do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components. Under both of our leases with TA, TA may request that we purchase qualifying capital improvements to the leased facilities in return for minimum rent increases. However, TA is not obligated to request and we are not obligated to purchase any such improvements. We funded $20,181 for purchases of capital improvements under these lease provisions during the three months ended March 31, 2015, resulting in TA’s annual minimum rent payable to us increasing by $1,715 pursuant to the leases.

On each of January 15, 2015 and April 15, 2015 we paid a $0.4453 per share distribution, or $5,166, to our Series D preferred shareholders. We funded these distributions using cash on hand and borrowings under our unsecured revolving credit facility.

On February 24, 2015, we paid a $0.49 per share distribution, or $73,466, to our common shareholders.  We funded this distributions using cash on hand and borrowings under our unsecured revolving credit facility.  On April 13, 2015, we declared a $0.50 per share distribution, or $74,981, to our common shareholders of record on April 24, 2015.  We expect to pay this amount on or about May 21, 2015 using cash on hand and borrowings under our unsecured revolving credit facility.

On March 16, 2015 we acquired a 300 room hotel located in Rosemont, IL for $35,500 excluding related acquisition costs of $154.  We funded this acquisition using cash on hand and borrowings under our unsecured revolving credit facility.

In March 2015, we entered an agreement to acquire a 364 room full service hotel located in Denver, CO for $77,250, excluding closing costs.  We expect to fund this acquisition using cash on hand and borrowings under our unsecured revolving credit facility.

On April 28, 2015, we acquired a building and land parcel adjacent to one of our hotels for $750, excluding closing costs.  We funded this acquisition using cash on hand.

In order to fund capital improvements to our properties and acquisitions and to meet cash needs that may result from timing differences between our receipt of returns and rents and our need or desire to pay operating expenses, debt service and distributions, as of March 31, 2015, we maintained a $750,000 unsecured revolving credit facility.

Our $750,000 unsecured revolving credit facility and our $400,000 unsecured term loan are both documented in a single credit agreement.  The stated maturity date of the unsecured revolving credit facility is July 15, 2018 and the stated maturity date of our $400,000 unsecured term loan is April 15, 2019. Subject to the payment of an extension fee and meeting certain other conditions, we have an option to further extend the stated maturity date of the unsecured revolving credit facility by an additional one year to July 15, 2019. The credit agreement provides that we can borrow, repay and reborrow funds available under the unsecured revolving credit facility until maturity, and no principal repayment is due until maturity. Our unsecured term loan is prepayable without penalty at any time.  The credit agreement for our unsecured revolving credit facility and unsecured term loan includes a feature under which the maximum borrowing availability under the facilities may be increased up to $2,300,000 on a combined basis in certain circumstances.

The interest rate paid on borrowings under the unsecured revolving credit facility is LIBOR plus a premium, which was 110 basis points as of March 31, 2015, and the facility fee on the total amount of lending commitments under the unsecured revolving credit facility, was 20 basis points per annum as of March 31, 2015.  The interest rate paid on borrowings under the unsecured term loan is LIBOR plus a premium, which was 120 basis points as of March 31, 2015. Both the interest rate premiums and the facility fee are subject to adjustment based upon changes to our credit ratings. As of March 31, 2015,  and May 6, 2015, we had $89,000 and $44,000, respectively, outstanding under our unsecured revolving credit facility.  As of March 31, 2015, the interest rate for the amount outstanding under our unsecured revolving credit facility was 1.28%.    As of both March 31, 2015 and May 6, 2015, we had $400,000 outstanding under our unsecured term loan. As of March 31, 2015, the interest rate for the amount outstanding under our unsecured term loan was 1.37%.

Our credit agreement for our unsecured revolving credit facility and unsecured term loan provides that, with certain exceptions, a subsidiary of ours is required to guaranty our obligations under the unsecured revolving credit facility and unsecured term loan only if that subsidiary has separately incurred debt (other than nonrecourse debt), within the meaning specified in the credit agreement, or provided a guarantee of debt incurred by us or any of our other subsidiaries.

Our term debt maturities (other than our unsecured revolving credit facility and unsecured term loan) as of March 31, 2015 were as follows: $275,000 in 2016, $300,000 in 2017, $350,000 in 2018, $500,000 in 2022, $300,000 in 2023, $350,000 in 2024, $350,000 in 2025 and $8,478 in 2027. Our $8,478 of 3.8% convertible senior unsecured notes due 2027 are convertible into our common shares, if certain conditions are met (including certain changes in control), into cash equal to the principal amount of the notes and, to the extent the market price of our common shares exceeds the exchange price of $50.50 per share, subject to adjustment, either cash or our common shares at our option with a value based on such excess amount. Holders of our convertible senior unsecured notes may require us to repurchase all or a portion of the notes on March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events. None of our other debt obligations require principal or sinking fund payments prior to their maturity dates.

We expect to use existing cash balances, the cash flow from our operations, borrowings under our unsecured revolving credit facility, net proceeds from any property sales and net proceeds of offerings of equity or debt securities to fund future debt maturities, property acquisitions and improvements and other general business purposes. Although we have not historically done so, we may also assume mortgage debt on properties we may acquire or obtain mortgage financing on our existing properties.

When significant amounts are outstanding for an extended period of time under our unsecured revolving credit facility and as the maturity dates of our unsecured revolving credit facility and term debts approach, we currently expect to explore alternatives for the repayment of amounts due or renewal or extension of the maturity dates. Such alternatives in the short term and long term may include incurring additional debt and issuing new equity securities. We have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.

While we believe we will have access to various types of financings, including debt or equity, to fund our future acquisitions and to pay our debts and other obligations, there can be no assurance that we will be able to complete any debt or equity offerings or that our cost of any future public or private financings will be reasonable.

Off Balance Sheet Arrangements

As of March  31, 2015, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

Our debt obligations at March  31, 2015, consist of outstanding borrowings under our $750,000 unsecured revolving credit facility, our $400,000 unsecured term loan and $2,433,478 of publicly issued unsecured term debt and convertible notes. Our credit agreement for our unsecured revolving credit facility and unsecured term loan provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR ceasing to act as our business manager.  Our publicly issued unsecured term debt and convertible notes are governed by an indenture. Our credit agreement for our unsecured revolving credit facility and unsecured term loan and senior unsecured notes indenture and its related supplements contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain various financial ratios. As of March  31, 2015, we believe we were in compliance with all of the covenants under our credit agreement for our unsecured revolving credit facility and unsecured term loan and our senior unsecured notes indenture and its related supplements.

Neither our credit agreement for our unsecured revolving credit facility and unsecured term loan nor our senior unsecured notes indenture and its supplements contain provisions for acceleration which could be triggered by a change in our debt ratings. However, under our credit agreement for our unsecured revolving credit facility and unsecured term loan, our senior unsecured debt ratings are used to determine the fees and interest rates we pay.  Accordingly, if our debt ratings are downgraded by certain credit rating agencies, our interest expense and related costs under our unsecured revolving credit facility and unsecured term loan would increase.

Our  credit agreement for our unsecured revolving credit facility and unsecured term loan has cross default provisions to other indebtedness that is recourse of $25,000 or more and indebtedness that is non-recourse of $75,000 or more. Similarly, our senior unsecured notes indenture and its supplements contain cross default provisions to any other debts of $20,000 or more.

Management Agreements, Leases and Operating Statistics (dollar amounts in thousands)

As of March  31, 2015, 290 of our hotels are included in one of seven portfolio agreements and two hotels are not included in a portfolio and are leased to hotel operating companies. Our 184 travel centers are leased under two portfolio agreements. Our hotels are managed by or leased to separate affiliates of InterContinental, Marriott, Hyatt, Carlson, Sonesta, Wyndham and Morgans under nine agreements. Our 184 travel centers are leased to and operated by TA under two agreements.

The table and related notes on pages 26 to 28 summarize significant terms of our leases and management agreements as of March  31, 2015. The tables on pages 26 and 29 also include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include coverage of our minimum returns or minimum rents and occupancy, ADR and RevPAR for our hotel properties. We consider these statistics and the management agreement or lease security features also presented in the tables on the following pages, to be important measures of our managers’ and tenants’ success in operating our properties and their ability to continue to pay us.  However, none of this third party reported information is a direct measure of our financial performance and we have not independently verified this data.

					Rent / Return Coverage (3)
		Number of		Annual	Three Months Ended		Twelve Months Ended
Operating Agreement	Number of	Rooms /		Minimum	March 31,		March 31,
Reference Name	Properties	Suites	Investment (1)	Return/Rent (2)	2015	2014	2015	2014
Marriott (No. 1) (4)	53	7,610	$685,876	$68,094	1.06x	0.88x	1.21x	1.07x
Marriott (No. 234) (5)	68	9,120	999,939	106,198	0.94x	0.80x	1.01x	0.91x
Marriott (No. 5) (6)	1	356	90,078	10,116	0.60x	0.23x	0.46x	0.35x
Subtotal / Average Marriott	122	17,086	1,775,893	184,408	0.97x	0.80x	1.05x	0.94x
InterContinental (7)	92	13,818	1,468,389	143,598	1.17x	1.00x	1.12x	1.04x
Sonesta(8)	22	4,728	955,614	72,796	0.44x	0.28x	0.54x	0.39x
Wyndham (9)	22	3,579	376,964	27,548	0.43x	0.14x	0.79x	0.43x
Hyatt (10)	22	2,724	301,942	22,037	0.98x	0.84x	0.95x	0.87x
Carlson (11)	11	2,090	209,895	12,920	1.39x	0.89x	1.17x	0.89x
Morgans (12)	1	372	120,000	7,595	1.15x	0.75x	1.10x	1.00x
Subtotal / Average Hotels	292	44,397	5,208,697	470,902	0.93x	0.75x	0.98x	0.86x
TA (No. 1) (13)	144	-	2,066,682	166,451	1.94x	1.56x	1.99x	1.68x
TA (No. 2) (14)	40	-	793,673	62,254	1.90x	1.48x	1.88x	1.58x
Subtotal / Average TA	184	-	2,860,355	228,705	1.93x	1.54x	1.96x	1.65x
Total / Average	476	44,397	$8,069,052	$699,607	1.26x	1.01x	1.30x	1.12x

(1)

Represents the historical cost of our properties plus capital improvements funded by us less impairment writedowns, if any, and excludes capital improvements made from FF&E reserves funded from hotel operations.

(2)Each of our management agreements or leases provides for payment to us of an annual minimum return or minimum rent, respectively. Certain of these minimum payment amounts are secured by full or limited guarantees or security deposits as more fully described below. In addition, certain of our hotel management agreements provide for payment to us of additional amounts to the extent of available cash flow as defined in the management agreement. Payments of these additional amounts are not guaranteed or secured by deposits.

(3)We define coverage as combined total property level revenues minus the required FF&E reserve escrows, if any, and all property level expenses which are not subordinated to minimum returns and minimum rent payments to us (which data is provided to us by our managers or tenants), divided by the minimum return or minimum rent payments due to us. Coverage amounts for our Sonesta, Wyndham and InterContinental agreements include data for periods prior to our ownership of certain hotels.

(4)We lease 53 Courtyard by Marriott® branded hotels in 24 states to one of our TRSs.  The hotels are managed by a subsidiary of Marriott under a combination management agreement which expires in 2024; Marriott has two renewal options for 12 years each for all, but not less than all, of the hotels.

We have no security deposit or guaranty from Marriott for these 53 hotels.  Accordingly, payment by Marriott of the minimum return due to us under this management agreement is limited to available hotel cash flow after payment of operating expenses and funding of the FF&E reserve.  In addition to our minimum return, this agreement provides for payment to us of 50% of available cash flow after payment of hotel operating expenses, funding of the required FF&E reserve, payment of our minimum return and payment of certain management fees.

We are marketing for sale our Courtyard by Marriott® branded hotel in Norcross, GA which has a net book value of $4,143 as of March 31, 2015.

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

We originally held a security deposit of $64,700 under this agreement.  As of March 31, 2015, we have fully exhausted this security deposit covering shortfalls in the payments of our minimum return.  This security deposit may be replenished from future cash flows from these hotels in excess of our minimum return and certain management fees.  Marriott has also provided us with a $40,000 limited guaranty for payment shortfalls up to 90% of our minimum return, which expires in 2019.  As of March 31, 2015, the available Marriott guaranty was $30,672.

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

(7)We lease 91 InterContinental branded hotels (19 Staybridge Suites®, 61 Candlewood Suites®, two InterContinental®, six Crowne Plaza® and three Holiday Inn® hotels) in 27 states in the U.S. and Ontario, Canada to one of our TRSs.  These 91 hotels are managed by subsidiaries of InterContinental under a combination management agreement.  On March 16, 2015, we amended the agreement to include a Holiday Inn & Suites® branded hotel in Rosemont, IL (which is included in the 91 hotels noted in the prior sentence).  We lease one additional InterContinental® branded hotel in Puerto Rico to a subsidiary of InterContinental. The annual minimum return amount presented in the table on page 26 includes $7,848 of minimum rent related to the leased Puerto Rico hotel.  The management agreement and the lease expire in 2036; InterContinental has two renewal options for 15 years each for all, but not less than all, of the hotels.

We originally held a security deposit of $73,872 under this agreement.  As of March 31, 2015, we have applied $37,323 of the security deposit to cover shortfalls in the payments of our minimum return and rent.  As of March 31, 2015, the balance of this security deposit was $36,549.  This security deposit may be replenished and increased up to $100,000 from future cash flows from these hotels in excess of our minimum return and rent and certain management fees.

Under this agreement, InterContinental is required to maintain a minimum security deposit of $37,000. On January 6, 2014, we entered into a letter agreement with InterContinental under which the minimum security deposit balance required to be maintained during 2015 will be reduced by two dollars for every dollar of additional security deposit InterContinental provides to us.  During the first quarter of 2015, InterContinental provided us $2,772 of additional security deposits, which reduced the minimum security deposit amount required to $31,456.

In addition to our minimum return, this management agreement provides for an annual additional return payment to us of $12,067 to the extent of available cash flow after payment of hotel operating expenses, funding of the required FF&E reserve, if any, payment of our minimum return, payment of certain management fees and replenishment and expansion of the security deposit.  In addition, the agreement provides for payment to us of 50% of the available cash flow after payment to us of the annual additional return amount.  These additional return amounts are not guaranteed or secured by the security deposit we hold.

(8)We lease our 22 Sonesta branded hotels (four Royal Sonesta®, four Sonesta® and 14 Sonesta ES Suites® hotels) in 13 states to one of our TRSs.  The hotels are managed by Sonesta under a combination management agreement which expires in 2037; Sonesta has two renewal options for 15 years each for all, but not less than all, of the hotels.

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

(9)We lease our 22 Wyndham branded hotels (six Wyndham Hotels and Resorts® and 16 Hawthorn Suites® hotels) in 14 states to one of our TRSs.  The hotels are managed by a subsidiary of Wyndham under a combination management agreement which expires in 2038; Wyndham has two renewal options for 15 years each for all, but not less than all, of the hotels.  We also lease 48 vacation units in one of the hotels to Wyndham Vacation under a lease that expires in 2037; Wyndham Vacation has two renewal options for 15 years each for all, but not less than all, of the vacation units.  The lease is guaranteed by Wyndham and provides for rent increases of 3% per annum. The annual minimum return amount presented in the table on page 26 includes $1,326 of minimum rent related to the Wyndham Vacation lease.

We had a guaranty of $35,656 under this agreement for payment shortfalls of minimum return, subject to an annual payment limit of $17,828.  As of March 31, 2015, the available Wyndham guaranty was $2,660.  This guaranty expires in 2020.

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

We originally had a guaranty of $50,000 under this agreement for payment shortfalls of our minimum return.  As of March 31, 2015, the available Hyatt guaranty was $11,971.  The guaranty is limited in amount but does not expire in time and may be replenished from future cash flows from the hotels in excess of our minimum return.

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

We originally had a limited guaranty of $40,000 under this agreement for payment shortfalls of our minimum return.  As of March 31, 2015, the available Carlson guaranty was $22,217.  The guaranty is limited in amount but does not expire in time and may be replenished from future cash flows from the hotels in excess of our minimum return.

In addition to our minimum return, this management agreement provides for payment to us of 50% of available cash flow after payment of operating expenses, funding the required FF&E reserve, payment of our minimum return and reimbursement to Carlson of working capital and guaranty advances, if any.  This additional return is not guaranteed.

(12)We lease the Clift Hotel, a full service hotel in San Francisco, CA, to a subsidiary of Morgans under a lease agreement that expires in 2103. The lease currently provides for annual rent to us of $7,595.  On October 14, 2019,  and on each fifth anniversary thereafter during the lease term, the rent due to us will be increased based on changes in the consumer price index with minimum increases of 10% and maximum increases of 20%.  Although the contractual lease terms would qualify this lease as a direct financing lease under GAAP, we account for this lease as an operating lease due to uncertainty regarding the collection of future rent increases and we recognize rental income from this lease on a cash basis, in accordance with GAAP.

(13)We lease our 144 TravelCenters of America® branded travel centers in 39 states, to a subsidiary of TA under a lease that expires in 2022.   In addition to the payment of our minimum rent, this lease agreement provides for payment to us of percentage rent based on increases in total revenues over base year levels (3% of non-fuel revenues and 0.3% of fuel revenues above 2011 revenues subject to certain limits).  The annual minimum rent amount presented in the table on page 26 for our TA No. 1 lease includes approximately $5,332 of ground rent paid by TA for properties we lease and sublease to TA.  This lease is guaranteed by TA.

(14)We lease our 40 Petro Stopping Centers® branded travel centers in 25 states to a subsidiary of TA under a lease that expires in 2024; TA has two renewal options for 15 years each for all, but not less than all, of these travel centers.  In addition to the payment of our minimum rent, this lease agreement provides for payment to us of percentage rent based on increases in total revenues over base year levels (3% of non-fuel revenues and 0.3% of fuel revenues above 2012 revenues subject to certain limits).  We have agreed to waive payment of the first $2,500 of percentage rent that may become due under the TA No. 2 lease. We have waived $1,266 of percentage rent as of March 31, 2015.  This lease is guaranteed by TA.

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

		No. of
	No. of	Rooms /	Three Months Ended March 31, (1)
	Hotels	Suites	2015	2014	Change
ADR
Marriott (No. 1)	53	7,610	$126.35	$119.27	5.9%
Marriott (No. 234)	68	9,120	125.51	115.02	9.1%
Marriott (No. 5)	1	356	235.76	224.98	4.8%
Subtotal / Average Marriott	122	17,086	128.87	119.57	7.8%
InterContinental (1)	92	13,818	109.80	101.24	8.5%
Sonesta (1)	22	4,728	144.36	136.46	5.8%
Wyndham	22	3,579	89.51	79.95	12.0%
Hyatt	22	2,724	108.25	98.78	9.6%
Carlson	11	2,090	108.22	97.54	10.9%
Morgans	1	372	266.95	250.81	6.4%
All Hotels Total / Average	292	44,397	$119.94	$110.71	8.3%

OCCUPANCY
Marriott (No. 1)	53	7,610	65.1%	63.0%	2.1 pts
Marriott (No. 234)	68	9,120	71.1%	71.0%	0.1 pts
Marriott (No. 5)	1	356	90.0%	82.4%	7.6 pts
Subtotal / Average Marriott	122	17,086	68.8%	67.7%	1.1 pts
InterContinental (1)	92	13,818	79.3%	79.8%	-0.5 pts
Sonesta (1)	22	4,728	62.4%	57.8%	4.6 pts
Wyndham	22	3,579	66.6%	61.6%	5.0 pts
Hyatt	22	2,724	75.2%	76.5%	-1.3 pts
Carlson	11	2,090	73.2%	69.9%	3.3 pts
Morgans	1	372	88.2%	83.2%	5.0 pts
All Hotels Total / Average	292	44,397	72.0%	70.7%	1.3 pts

RevPAR
Marriott (No. 1)	53	7,610	$82.25	$75.14	9.5%
Marriott (No. 234)	68	9,120	89.24	81.66	9.3%
Marriott (No. 5)	1	356	212.18	185.38	14.5%
Subtotal / Average Marriott	122	17,086	88.66	80.95	9.5%
InterContinental (1)	92	13,818	87.07	80.79	7.8%
Sonesta (1)	22	4,728	90.08	78.87	14.2%
Wyndham	22	3,579	59.61	49.25	21.0%
Hyatt	22	2,724	81.40	75.57	7.7%
Carlson	11	2,090	79.22	68.18	16.2%
Morgans	1	372	235.45	208.67	12.8%
All Hotels Total / Average	292	44,397	$86.36	$78.27	10.3%

(1)	Operating data includes data for periods prior to our ownership of certain hotels.

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

Related Person Transactions

We have relationships and historical and continuing transactions with TA, Sonesta, RMR and others affiliated with them, including with other companies to which RMR provides management services and which have trustees, directors and officers who are also trustees, directors or officers of us or RMR.  For further information about these and other such relationships and related person transactions, please see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, our 2014 Annual Report, our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders and our other filings with the SEC.  In addition, please see the section captioned “Risk Factors” of our 2014 Annual Report for a description of risks that may arise as a result of these related person transactions and relationships.  Our filings with the SEC are available at the SEC’s website at www.sec.gov.  Copies of certain of our agreements with these related parties are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov.

We believe that our agreements with related persons are on commercially reasonable terms.  We also believe that our relationships with our related persons and their affiliated and related persons and entities benefit us and, in fact, provide us with competitive advantages in operating and growing our business.  We may engage in additional transactions with related persons, including TA, Sonesta and businesses to which RMR or its affiliates provide management services.

Financial information about TA may be found on the SEC’s website by entering TA’s name at http://www.sec.gov/edgar/searchedgar/companysearch.html.  Reference to TA’s financial information on this external website is presented to comply with applicable accounting regulations of the SEC.  Except for such financial information contained therein as is required to be included herein under such regulations, TA’s public filings and other information located in external websites are not incorporated by reference into this Quarterly Report on Form 10-Q.

Non-GAAP Measures

Funds From Operations and Normalized Funds From Operations

We calculate funds from operations, or FFO, and Normalized FFO as shown below.  FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income available for common shareholders, calculated in accordance with GAAP, excluding any gain or loss on sale of properties, loss on impairment of real estate assets, plus real estate depreciation and amortization, as well as certain other adjustments currently not applicable to us.  Our calculation of Normalized FFO differs from NAREIT’s definition of FFO because we include estimated percentage rent in the period to which we estimate that it relates rather than when it is recognized as income in accordance with GAAP and includes business management incentive fees, if any, only in the fourth quarter versus the quarter they are recognized as expense in accordance with GAAP and exclude acquisition related costs and loss on early extinguishment of debt.  We consider FFO and Normalized FFO to be appropriate measures of operating performance for a REIT, along with net income, net income available for common shareholders, operating income and cash flow from operating activities.  We believe that FFO and Normalized FFO provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO and Normalized FFO may facilitate a comparison of our operating performance between periods and with other REITs.  FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to shareholders.  Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our unsecured revolving credit facility and unsecured term loan agreement and public debt covenants, the availability of debt and equity capital, our expectation of our future capital requirements and operating performance, and our expected needs for and availability of cash to pay our obligations. FFO and Normalized FFO do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, operating income, net income available for common shareholders or cash flow from operating activities determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs.  These measures should be considered in conjunction with net income, operating income, net income available for common shareholders and cash flow from operating activities as presented in our condensed consolidated statements of income and comprehensive income and condensed consolidated statements of cash flows.  Other REITs and real estate companies may calculate FFO and Normalized FFO differently than we do.

Our calculations of FFO and Normalized FFO for the three months ended March  31, 2015 and 2014 and reconciliations of FFO and Normalized FFO to net income available for common shareholders, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, appear in the following table.

		For the Three Months Ended March 31,
		2015	2014
Net income available for common shareholders		$36,415	$32,384
Add:	Depreciation and amortization expense	78,969	78,287
FFO		115,384	110,671
Add:	Acquisition related costs (1)	338	61
	Deferred percentage rent (2)	1,240	874
	Estimated business management incentive fees (3)	9,027	728
	Loss on early extinguishment of debt (4)	-	726
Normalized FFO		$125,989	$113,060

Weighted average shares outstanding (basic)		149,792	149,573
Weighted average shares outstanding (diluted) (5)		150,906	149,691

Basic and diluted per common share amounts:
	FFO (basic)	$0.77	$0.74
	FFO (diluted)	$0.76	$0.74
	Normalized FFO (basic)	$0.84	$0.76
	Normalized FFO (diluted)	$0.83	$0.76
Distributions declared per share		$0.49	$0.48

(1)	Represents costs associated with our hotel acquisition activities.
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

(3)

Incentive fees under our business management agreement are payable in common shares after the end of each calendar year and are calculated based on common share total return, as defined.  In calculating net income in accordance with GAAP, we recognize estimated business management incentive fee expense, if any, each quarter.  Although we recognize this expense, if any, each quarter for purposes of calculating net income, we do not include these amounts in the calculation of Normalized FFO until the fourth quarter, which is when the actual expense amount for the year is determined. The calculation of net income includes $9,027 and $728 of estimated business management incentive fees for the three months ended March 31, 2015 and March 31, 2014, respectively.

(4)

We recorded a $726 loss on early extinguishment of debt in the first quarter of 2014 in connection with amending the terms of our unsecured revolving credit facility and unsecured term loan and the redemption of our 7.875% senior unsecured notes due 2014.

(5)	Represents weighted average common shares adjusted to reflect the potential dilution of unvested share awards and contingently issuable common shares under our business management agreement with RMR.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands)

We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates has not materially changed since December 31, 2014. Other than as described below, we do not currently foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

As of March  31, 2015, our outstanding publicly tradable debt consisted of seven issues of fixed rate, senior unsecured notes and one issue of fixed rate, convertible senior unsecured notes:

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

(1)

The convertible senior unsecured notes are convertible, if certain conditions are met (including certain changes in control), into cash equal to the principal amount of the notes and, to the extent the market price of our common shares exceeds the initial exchange price of $50.50 per share, subject to adjustment, either cash or our common shares at our option with a value based on such excess amount. Holders of our convertible senior unsecured notes may require us to repurchase all or a portion of the notes on March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events.

Except as described in note 1 to the table above, no principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are 100 basis points higher than the rates shown above, our per annum interest cost would increase by approximately $24,335. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at March  31, 2015, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point increase in interest rates would change the fair value of those debt obligations by approximately $99,005. Changes in the trading price of our common shares may also affect the fair value of our convertible senior unsecured notes.

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

At March 31, 2015, our floating rate debt consisted of $89,000 outstanding under our $750,000 unsecured revolving credit facility and our $400,000 unsecured term loan. The maturity date of our unsecured revolving credit facility is July 15, 2018, and subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the stated maturity by one year to July 15, 2019. The maturity date of our unsecured term loan is April 15, 2019. No principal repayments are required under our unsecured revolving credit facility prior to maturity, and repayments may be made, and redrawn subject to conditions at any time without penalty.  No principal prepayments are required under our unsecured term loan prior to maturity and repayments may be made subject to conditions at any time without penalty, but after amounts outstanding under our unsecured term loan are repaid, amounts may not be redrawn. Borrowings under our unsecured revolving credit facility and unsecured term loan are in U.S. dollars and bear interest at LIBOR plus premiums that are subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR.  In addition, upon renewal or refinancing of our unsecured revolving credit facility or our unsecured term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of this floating rate debt but would affect our operating results.

The following table presents the impact a 100 basis points increase in interest rates would have on our annual floating rate interest expense as of March  31, 2015:

	Impact of Increase in Interest Rates
	Interest Rate	Outstanding	Total Interest	Annual Per Common
	Per Year (1)	Debt	Expense Per Year	Share Impact (2)
At March 31, 2015	1.35%	$489,000	$6,602	$0.04
100 basis point increase	2.35%	$489,000	$11,492	$0.08

(1)	Weighted average based on the outstanding borrowings as of March 31, 2015.
(2)	Based on weighted average shares outstanding for the three months ended March 31, 2015.

The following table presents the impact that a 100 basis point increase in interest rates would have on our annual floating rate interest expense at March  31, 2015 if we were fully drawn on our unsecured revolving credit facility and unsecured term loan remained outstanding:

	Impact of Increase in Interest Rates
	Interest Rate	Outstanding	Total Interest	Annual Per Common
	Per Year (1)	Debt	Expense Per Year	Share Impact(2)
At March 31, 2015	1.31%	$1,150,000	$15,065	$0.10
100 basis point increase	2.31%	$1,150,000	$26,565	$0.18

(1)	Weighted average based on the (assuming fully drawn) outstanding borrowings as of March 31, 2015.
(2)	Based on weighted average shares outstanding for the three months ended March 31, 2015.

The foregoing two tables show the impact of an immediate change in floating interest rates. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts under our unsecured revolving credit facility and unsecured term loan or other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

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

There have been no changes in our internal control over financial reporting during the quarter ended March  31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10‑Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	OUR HOTEL MANAGERS’ OR TENANTS’ ABILITIES TO PAY THE CONTRACTUAL AMOUNTS OF RETURNS OR RENTS DUE TO US,

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

•	OUR INTENT TO MAKE IMPROVEMENTS TO CERTAIN OF OUR PROPERTIES AND THE SUCCESS OF OUR HOTEL RENOVATION PROGRAM,

•	OUR ABILITY TO MAKE ACQUISITIONS OF PROPERTIES AND OTHER INVESTMENTS,

•	OUR ABILITY TO RETAIN QUALIFIED MANAGERS AND TENANTS FOR OUR HOTELS AND TRAVEL CENTERS ON SATISFACTORY TERMS,

•	OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR UNSECURED REVOLVING CREDIT FACILITY,

•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•	OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS,

•	THE ABILITY OF TA TO PAY CURRENT AND DEFERRED RENT AMOUNTS DUE TO US,

•	OUR TAX STATUS AS A REIT, AND

•	OTHER MATTERS.

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

FOR EXAMPLE:

•

OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS AND TO MAKE PAYMENTS OF PRINCIPAL AND INTEREST ON OUR NOTES AND OTHER INDEBTEDNESS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS AND THE CAPITAL COSTS WE INCUR TO MAINTAIN OUR PROPERTIES. WE MAY BE UNABLE TO PAY OUR DEBT OBLIGATIONS OR MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS ON OUR COMMON AND PREFERRED SHARES AND FUTURE DISTRIBUTIONS MAY BE REDUCED OR ELIMINATED,

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

•

WYNDHAM HAS AGREED TO PARTIALLY GUARANTEE ANNUAL MINIMUM RETURNS PAYABLE TO US BY WYNDHAM. WYNDHAM’S GUARANTEE IS LIMITED BY TIME TO ANNUAL MINIMUM RETURN PAYMENTS DUE THROUGH 2020, AND AS OF MARCH 31, 2015, IT IS LIMITED TO NET PAYMENTS FROM WYNDHAM OF $35.7 MILLION (OF WHICH $2.7 MILLION REMAINED AVAILABLE TO PAY US) AND IS SUBJECT TO AN ANNUAL PAYMENT LIMIT OF $17.8 MILLION. ACCORDINGLY, THERE IS NO ASSURANCE THAT WE WILL RECEIVE THE ANNUAL MINIMUM RETURNS DUE FROM OUR WYNDHAM MANAGED HOTELS DURING THE TERM OF OUR WYNDHAM AGREEMENT,

•	THE ANNUAL RENT DUE TO US UNDER A LEASE WITH A SUBSIDIARY OF MORGANS IS $7.6 MILLION, SUBJECT TO FUTURE INCREASES. WE CAN PROVIDE NO ASSURANCE THAT 36

MORGANS WILL FULFILL ITS OBLIGATIONS UNDER THIS LEASE OR WITH REGARD TO THE FUTURE PERFORMANCE OF THE HOTEL WE LEASE TO MORGANS,

•

WE HAVE RECENTLY RENOVATED CERTAIN HOTELS AND ARE CURRENTLY RENOVATING ADDITIONAL HOTELS.  AS OF MARCH 31, 2015, WE EXPECT TO FUND $51.7 MILLION FOR RENOVATIONS AND OTHER CAPITAL IMPROVEMENT COSTS OF OUR HOTELS DURING THE REMAINDER OF 2015.  THE COST OF CAPITAL PROJECTS ASSOCIATED WITH SUCH RENOVATIONS MAY BE GREATER THAN WE NOW ANTICIPATE. WHILE THE CAPITAL PROJECTS WILL CAUSE OUR CONTRACTUAL MINIMUM RETURNS TO INCREASE, THE HOTELS’ OPERATING RESULTS MAY NOT INCREASE OR MAY NOT INCREASE TO THE EXTENT THAT THE MINIMUM RETURNS INCREASE. ACCORDINGLY, COVERAGE OF OUR MINIMUM RETURNS AT THESE HOTELS MAY REMAIN DEPRESSED FOR AN EXTENDED PERIOD,

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

•

HOTEL ROOM DEMAND AND TRUCKING ACTIVITY ARE OFTEN REFLECTIONS OF THE GENERAL ECONOMIC ACTIVITY IN THE COUNTRY. IF ECONOMIC ACTIVITY IN THE COUNTRY DECLINES, HOTEL ROOM DEMAND AND TRUCKING ACTIVITY MAY DECLINE AND THE OPERATING RESULTS OF OUR HOTELS AND TRAVEL CENTERS MAY DECLINE, THE FINANCIAL RESULTS OF OUR HOTEL MANAGERS AND OUR TENANTS, INCLUDING TA, MAY SUFFER AND THESE MANAGERS AND TENANTS MAY BE UNABLE TO PAY OUR RETURNS OR RENTS. ALSO, CONTINUED DEPRESSED OPERATING RESULTS FROM OUR PROPERTIES FOR EXTENDED PERIODS MAY RESULT IN THE OPERATORS OF SOME OR ALL OF OUR HOTELS AND TRAVEL CENTERS BECOMING UNABLE OR UNWILLING TO MEET THEIR OBLIGATIONS OR THEIR GUARANTEES AND SECURITY DEPOSITS WE HOLD MAY BE EXHAUSTED,

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

•

CONTINGENCIES IN OUR PENDING AND FUTURE ACQUISITION AND SALE AGREEMENTS MAY NOT BE SATISFIED AND OUR PENDING ACQUISITIONS AND SALES MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS OF SUCH TRANSACTIONS MAY CHANGE,

•	WE MAY BE UNABLE TO SELL THE PROPERTY WE ARE CURRENTLY MARKETING FOR SALE OR PROPERTIES WE IDENTIFY FOR SALE IN THE FUTURE FOR NET PROCEEDS EQUAL TO AT LEAST OUR NET BOOK VALUE OR AT ALL,

•

AT MARCH 31, 2015, WE HAD $15.6 MILLION OF CASH AND CASH EQUIVALENTS, $661.0 MILLION AVAILABLE UNDER OUR $750.0 MILLION UNSECURED REVOLVING CREDIT FACILITY AND SECURITY DEPOSITS AND GUARANTEES COVERING SOME OF OUR MINIMUM RETURNS AND RENTS. THESE STATEMENTS MAY IMPLY THAT WE HAVE ABUNDANT WORKING CAPITAL AND LIQUIDITY. HOWEVER, OUR MANAGERS AND TENANTS MAY NOT BE ABLE TO FUND MINIMUM RETURNS AND RENTS DUE TO US FROM OPERATING OUR PROPERTIES OR FROM OTHER RESOURCES; IN THE PAST AND CURRENTLY CERTAIN OF OUR TENANTS AND HOTEL MANAGERS HAVE IN FACT NOT BEEN ABLE TO PAY THE MINIMUM AMOUNTS DUE TO US FROM THEIR OPERATIONS OF OUR LEASED OR MANAGED PROPERTIES. ALSO, THE SECURITY DEPOSITS AND GUARANTEES WE HAVE TO COVER ANY SUCH SHORTFALLS ARE LIMITED IN AMOUNT AND DURATION, AND ANY SECURITY DEPOSITS WE APPLY FOR SUCH SHORTFALLS DO NOT RESULT IN ADDITIONAL CASH FLOW TO US AS WE ALREADY HOLD THOSE FUNDS. FURTHER, OUR PROPERTIES REQUIRE, AND WE HAVE AGREED TO PROVIDE, SIGNIFICANT FUNDING FOR CAPITAL IMPROVEMENTS, RENOVATIONS AND OTHER MATTERS. ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL OR LIQUIDITY,

•	WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,

•

CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR UNSECURED REVOLVING CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND MEETING OTHER CUSTOMARY CREDIT FACILITY CONDITIONS THAT WE MAY BE UNABLE TO SATISFY,

•

ACTUAL COSTS UNDER OUR UNSECURED REVOLVING CREDIT FACILITY OR OTHER FLOATING RATE CREDIT FACILITIES WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF OTHER FEES AND EXPENSES ASSOCIATED WITH SUCH FACILITIES,

•

THE MAXIMUM BORROWING AVAILABILITY UNDER OUR UNSECURED REVOLVING CREDIT FACILITY AND UNSECURED TERM LOAN MAY BE INCREASED TO UP TO $2.3 BILLION ON A COMBINED BASIS IN CERTAIN CIRCUMSTANCES; HOWEVER, INCREASING THE MAXIMUM BORROWING AVAILABILITY UNDER OUR UNSECURED REVOLVING CREDIT FACILITY AND UNSECURED TERM LOAN IS SUBJECT TO OUR OBTAINING ADDITIONAL COMMITMENTS FROM LENDERS, WHICH MAY NOT OCCUR,

•

THE MARGINS USED TO DETERMINE THE INTEREST RATE PAYABLE ON OUR UNSECURED REVOLVING CREDIT FACILITY AND UNSECURED TERM LOAN AND THE FACILITY FEE PAYABLE ON OUR UNSECURED REVOLVING CREDIT FACILITY ARE BASED ON OUR CREDIT RATINGS.  FUTURE CHANGES IN OUR CREDIT RATINGS MAY CAUSE THE INTEREST AND FEES WE PAY TO CHANGE,

•	WE HAVE THE OPTION TO EXTEND THE MATURITY DATE OF OUR UNSECURED REVOLVING CREDIT FACILITY UPON PAYMENT OF A FEE AND MEETING CERTAIN CONDITIONS. HOWEVER, THE APPLICABLE CONDITIONS MAY NOT BE MET, AND

•

WE BELIEVE THAT OUR RELATIONSHIPS WITH OUR RELATED PARTIES, INCLUDING RMR, TA, SONESTA, AIC, AND OTHERS AFFILIATED WITH THEM MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS ACTS OF TERRORISM, NATURAL DISASTERS, CHANGES IN OUR TENANTS’ REVENUES OR EXPENSES, CHANGES IN OUR MANAGERS’ OR TENANTS’ FINANCIAL CONDITIONS OR THE MARKET DEMAND FOR HOTEL ROOMS OR FUEL, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10‑Q AND IN OUR FILINGS WITH THE SEC INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.

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

Part II Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 8,  February 6 and March 6, 2015, we issued 10,753, 10,610 and 9,648 of our common shares, respectively, to RMR as payment of a portion of the management fee due to RMR pursuant to our business management agreement with RMR.  We issued these shares pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

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

4.5

Supplemental Indenture No. 10, dated as of March 7, 2007, between the Company and U.S. Bank National Association, relating to the Company’s 3.80% Convertible Senior Notes due 2027, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 2, 2007, File Number 001-11527.)

4.6

Supplemental Indenture No. 11, dated as of March 12, 2007, between the Company and U.S. Bank National Association, relating to the Company’s 5.625% Senior Notes due 2017, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 7, 2007, File Number 001-11527.)

4.7

Supplemental Indenture No. 12, dated as of September 28, 2007, between the Company and U.S. Bank National Association, relating to the Company’s 6.70% Senior Notes due 2018, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File Number 001-11527.)

4.8

Supplemental Indenture No. 14, dated as of August 16, 2012, between the Company and U.S. Bank National Association, relating to the Company’s 5.000% Senior Notes due 2022, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

4.9

Supplemental Indenture No. 15, dated as of June 6, 2013, between the Company and U.S. Bank National Association, relating to the Company’s 4.500% Senior Notes due 2023, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)

4.10

Supplemental Indenture No. 16, dated as of March 12, 2014, between the Company and U.S. Bank National Association, relating to the Company’s 4.650% Senior Notes due 2024, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.)

4.11

Supplemental Indenture No. 17, dated as of September 12, 2014, between the Company and U.S. Bank National Association, relating to the Company’s 4.50% Senior Notes due 2025, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.)

10.1

Amendment to Management Agreement, dated as of March 16, 2015, among HPT TRS IHG-2, Inc., InterContinental Hotels Group Resources, Inc., IHG Management (Maryland) LLC and InterContinental Hotels Group (Canada), Inc. (Filed herewith.)

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
101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income and Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPITALITY PROPERTIES TRUST

/s/ John G. Murray
John G. Murray
President and Chief Operating Officer
Dated: May 7, 2015

/s/ Mark L. Kleifges
Mark L. Kleifges
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: May 7, 2015