Form 10-Q
period 2015-06-30
HOSPITALITY PROPERTIES TRUST
filed 2015-08-10
CIK 945394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of August 9, 2015:    151,485,368

HOSPITALITY PROPERTIES TRUST

FORM 10-Q

June  30, 2015

References in this Quarterly Report on Form 10-Q to “HPT”, “we”, “us” or “our” include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

Part IFinancial Information

Item 1.  Financial Statements

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in thousands, except share data)

	June 30,	December 31,
	2015	2014
ASSETS

Real estate properties, at cost:
Land	$1,505,174	$1,484,210
Buildings, improvements and equipment	6,504,575	6,171,983
Total real estate properties, gross	8,009,749	7,656,193
Accumulated depreciation	(2,080,718)	(1,982,033)
Total real estate properties, net	5,929,031	5,674,160
Cash and cash equivalents	18,395	11,834
Restricted cash (FF&E reserve escrow)	39,106	33,982
Due from related persons	42,997	40,253
Other assets, net	371,619	222,333
Total assets	$6,401,148	$5,982,562

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unsecured revolving credit facility	$319,000	$18,000
Unsecured term loan	400,000	400,000
Senior unsecured notes, net of discounts	2,413,065	2,412,135
Convertible senior unsecured notes	8,478	8,478
Security deposits	42,143	33,069
Accounts payable and other liabilities	185,956	106,903
Due to related persons	17,698	8,658
Dividends payable	5,166	5,166
Total liabilities	3,391,506	2,992,409

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value; 100,000,000 shares authorized:
Series D preferred shares; 7 1/8% cumulative redeemable; 11,600,000 shares issued and outstanding, aggregate liquidation preference of $290,000	280,107	280,107
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 151,485,368 and 149,920,449 shares issued and outstanding, respectively	1,515	1,499
Additional paid in capital	4,164,468	4,118,551
Cumulative net income	2,839,966	2,715,239
Cumulative other comprehensive income	33,412	25,804
Cumulative preferred distributions	(310,981)	(300,649)
Cumulative common distributions	(3,998,845)	(3,850,398)
Total shareholders’ equity	3,009,642	2,990,153
Total liabilities and shareholders’ equity	$6,401,148	$5,982,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Hotel operating revenues	$436,977	$387,248	$806,573	$717,184
Rental income:
Minimum rent	67,015	63,736	131,766	127,122
Percentage rent	2,048	-	2,048	-
	69,063	63,736	133,814	127,122
FF&E reserve income	1,026	916	2,191	1,844
Total revenues	507,066	451,900	942,578	846,150

Expenses:
Hotel operating expenses	304,428	270,778	562,086	501,395
Depreciation and amortization	80,582	78,763	159,551	157,050
General and administrative	12,685	13,166	33,989	24,631
Acquisition related costs	797	162	1,135	223
Total expenses	398,492	362,869	756,761	683,299

Operating income	108,574	89,031	185,817	162,851

Interest income	10	25	21	50
Interest expense (including amortization of deferred financing costs and debt discounts of $1,458 and $1,319, and $2,916 and $2,672, respectively)	(35,836)	(34,941)	(71,290)	(69,797)
Loss on early extinguishment of debt	-	-	-	(726)
Income before income taxes, equity in earnings of an investee and gain on sale of real estate	72,748	54,115	114,548	92,378
Income tax expense	(640)	(455)	(931)	(1,071)
Equity in earnings of an investee	23	125	95	28
Income before gain on sale of real estate	72,131	53,785	113,712	91,335
Gain on sale of real estate	11,015	130	11,015	130
Net income	83,146	53,915	124,727	91,465
Preferred distributions	(5,166)	(5,166)	(10,332)	(10,332)
Net income available for common shareholders	$77,980	$48,749	$114,395	$81,133

Net income	$83,146	$53,915	$124,727	$91,465
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	(8,858)	2,497	7,626	(2,941)
Equity interest in investee’s unrealized gains (losses)	(64)	23	(19)	42
Other comprehensive income (loss)	(8,922)	2,520	7,607	(2,899)

Comprehensive income	$74,224	$56,435	$132,334	$88,566

Weighted average common shares outstanding (basic)	150,260	149,610	150,028	149,591
Weighted average common shares outstanding (diluted)	150,292	149,789	150,594	149,740

Net income available for common shareholders per common share: Basic and diluted	$0.52	$0.33	$0.76	$0.54

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net income	$124,727	$91,465
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	159,551	157,050
Amortization of deferred financing costs and debt discounts as interest	2,916	2,672
Straight line rental income	(2,056)	(75)
Security deposits replenished	9,064	5,123
FF&E reserve income and deposits	(33,664)	(26,852)
Loss on extinguishment of debt	-	726
Equity in earnings of an investee	(95)	(28)
Gain on sale of real estate	(11,015)	(130)
Other non-cash (income) expense, net	1,749	1,884
Changes in assets and liabilities:
Increase in due from related persons	(1,411)	(342)
Increase in other assets	(9,539)	(4,221)
Increase (decrease) in accounts payable and other liabilities	2,538	(9,355)
Increase (decrease) in due to related persons	9,292	(815)
Cash provided by operating activities	252,057	217,102

Cash flows from investing activities:
Real estate acquisitions and deposits	(247,631)	(60,000)
Real estate improvements	(120,174)	(96,081)
FF&E reserve escrow fundings	(4,711)	(2,511)
Net proceeds from sale of real estate	-	4,288
Eminent domain proceeds	-	6,178
Investment in Affiliates Insurance Company	-	(825)
Investment in Reit Management & Research Inc.	(15,196)	-
Cash used in investing activities	(387,712)	(148,951)

Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes, net of discount	-	346,616
Repayment of senior unsecured notes	-	(300,000)
Borrowings under unsecured revolving credit facility	381,000	420,000
Repayments of unsecured revolving credit facility	(80,000)	(380,000)
Deferred financing costs	(5)	(6,231)
Distributions to preferred shareholders	(10,332)	(10,332)
Distributions to common shareholders	(148,447)	(145,184)
Cash provided by (used in) financing activities	142,216	(75,131)
Increase (decrease) in cash and cash equivalents	6,561	(6,980)
Cash and cash equivalents at beginning of period	11,834	22,500
Cash and cash equivalents at end of period	$18,395	$15,520

Supplemental cash flow information:
Cash paid for interest	$68,196	$71,365
Cash paid for income taxes	2,137	3,754
Non-cash investing activities:
Hotel managers’ deposits in FF&E reserve	$31,091	$23,608
Hotel managers’ purchases with FF&E reserve	(30,678)	(27,753)
Investment in Reit Management & Research Inc. paid in common shares	43,285	-
Real estate acquisitions	(45,042)	-
Sales of real estate	45,042	-

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

We have determined that each of our taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards CodificationTM.   We have concluded that we must consolidate each of our TRSs because we are the entity with the power to direct the activities that most significantly impact the VIEs’ economic performance and we have the obligation to absorb losses or the right to receive benefits from each VIE that could be significant to the VIE, and are, therefore, the primary beneficiary of each VIE.  The assets of our TRSs were $36,630 and $27,023 as of June 30, 2015 and December 31, 2014, respectively, and consist primarily of amounts due from, and working capital advances to, certain of their hotel managers.  The liabilities of our TRSs were $61,567 and $50,528 as of June  30, 2015 and December 31, 2014, respectively, and consist primarily of security deposits they hold from and amounts payable to certain of their hotel managers.  The assets of our TRSs are available to satisfy our TRSs’ obligations and we have guaranteed certain obligations of our TRSs.

Note 2.  New Accounting Pronouncements

In February 2015, the FASB issued Accounting Standards Update, or ASU, No. 2015-02, Consolidation.  Among other things, this update changes how an entity determines the primary beneficiary of a VIE.  This ASU is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  We are currently in the process of evaluating the impact, if any, this ASU will have on our condensed consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheets as a direct deduction from the associated debt liability.  This ASU is effective for interim and annual reporting periods beginning after December 15, 2015 and requires retrospective application.  This ASU is not expected to cause any changes to our condensed consolidated financial statements other than the reclassification of debt issuance costs from assets to contra liabilities on our condensed consolidated balance sheets.

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers, which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This ASU states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While this ASU specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In July 2015, the FASB approved a one year deferral of the effective date for this ASU to interim and annual reporting beginning after December 15, 2017.  We are continuing to evaluate this guidance; however, we do not expect its adoption to have a material impact on our condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 3.  Revenue Recognition

We report hotel operating revenues for managed hotels in our condensed consolidated statements of comprehensive income. We generally recognize hotel operating revenues, consisting primarily of room and food and beverage sales, when goods and services are provided.

We recognize rental income from operating leases on a straight line basis over the term of the lease agreements except for one lease in which there is uncertainty regarding the collection of scheduled future rent increases.  Rental income includes $1,511 and $2,056 for the three and six months ended June 30, 2015, and $539 and $1,106 for the three and six months ended June 30, 2014, respectively, of adjustments necessary to record scheduled rent increases under certain of our leases, the deferred rent obligations under our TravelCenters of America LLC, or TA, agreements and the estimated future payments to us by TA for the cost of removing underground storage tanks on a straight line basis.  See Note 10 for further information regarding our TA agreements.  Other assets, net, includes $23,450 and $21,866 of straight line rent receivables at June 30, 2015 and December 31, 2014, respectively.

We determine percentage rent due to us under our leases annually and recognize it at year end when all contingencies have been met and the rent is earned. We had no deferred estimated percentage rent for the three and six months ended June 30, 2015 and $698 and $1,572 of deferred estimated percentage rent for the three and six months ended June 30, 2014, respectively.  In connection with our lease modification with TA in June 2015, we recorded $2,048 of percentage rent during the three months ended June 30, 2015.  See Note 10 for further information regarding these agreements.

We own all the capital expenditure reserves, or FF&E reserves, for our hotels. We do not report the amounts which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income. We report deposits by our third party hotel tenants into the escrow accounts as FF&E reserve income.

Note 4.  Per Common Share Amounts

We calculate basic earnings per common share by dividing net income by the weighted average number of common shares outstanding during the period.  We calculate diluted earnings per share using the more dilutive of the two class method or the treasury stock method.  Unvested share awards and other potentially dilutive common shares, including contingently issuable common shares under the previous terms of our business management agreement with Reit Management & Research LLC, or RMR LLC, if any, and the related impact on earnings, are considered when calculating diluted earnings per share. The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share:

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Weighted average common shares for basic earnings per share	150,260	149,610	150,028	149,591
Effect of dilutive securities:
Contingently issuable common shares	-	146	542	125
Unvested share awards	32	33	24	24
Weighted average common shares for diluted earnings per share	150,292	149,789	150,594	149,740

Note 5.  Shareholders’ Equity

Common Share Issuances

During the six months ended June 30, 2015, we issued 63,119 of our common shares to RMR LLC as part of the business management fees payable by us under our business management agreement. See Note 10 for further information regarding and recent amendments to this agreement.

On June 1, 2015, we granted 2,500 of our common shares valued at $30.59 per share, the closing price of our common shares on the New York Stock Exchange on that day, to each of our five Trustees as part of their annual compensation.

On June 8, 2015, we issued 1,490,000 of our common shares as partial payment to acquire 5,019,121 shares of class A common stock of Reit Management & Research Inc., or RMR Inc.  See Note 10 for further information regarding this transaction.

Distributions

On each of January 15, 2015, April 15, 2015 and July 15, 2015, we paid a $0.4453 per share distribution, or $5,166, to our Series D preferred shareholders.

On February 24, 2015, we paid a $0.49 per share distribution, or $73,466, to our common shareholders. On May 21, 2015, we paid a $0.50 per share distribution, or $74,981, to our common shareholders.  On July 13, 2015, we declared a $0.50 per share dividend, or $75,743, to our common shareholders of record on July 24, 2015.  We expect to pay this amount on or about August 20, 2015.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) represents the unrealized gain (loss) on the TA shares we own and our share of the comprehensive income (loss) of Affiliates Insurance Company, or AIC. See Note 10 for further information regarding these investments.

Note 6.  Indebtedness

Our principal debt obligations at June 30, 2015 were: (1) our $319,000 of outstanding borrowings under our $750,000 unsecured revolving credit facility; (2) our $400,000 unsecured term loan; (3) an aggregate outstanding principal amount of $2,425,000 of public issuances of senior unsecured notes; and (4) an aggregate outstanding principal amount of $8,478 of public issuances of convertible senior unsecured notes.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Our $750,000 unsecured revolving credit facility is available for general business purposes, including acquisitions.  The maturity date of our unsecured revolving credit facility is July 15, 2018 and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to extend the stated maturity date by one year to July 15, 2019. Borrowings under our unsecured revolving credit facility bear interest at a rate of LIBOR plus a premium, which was 110 basis points at June 30, 2015. We also pay a facility fee on the total amount of lending commitments, which was 20 basis points per annum at June 30, 2015. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. As of June 30, 2015, the interest rate payable on borrowings under our unsecured revolving credit facility was 1.29%. The weighted average annual interest rate for borrowings under our unsecured revolving credit facility was 1.28% for both the three and six months ended June 30, 2015 and 1.25% for both the three and six months ended June 30, 2014.  As of June 30, 2015 and August 9, 2015, we had $319,000 and $334,000 outstanding under our unsecured revolving credit facility, respectively.

Our $400,000 unsecured term loan, which matures on April 15, 2019, is prepayable without penalty at any time.  The amount outstanding under our unsecured term loan bears interest at a rate of LIBOR plus a premium, which was 120 basis points at June 30, 2015.  The interest rate premium is subject to adjustment based on changes to our credit ratings. As of June 30, 2015, the annual interest rate for the amount outstanding under our unsecured term loan was 1.38%. The weighted average annual interest rate for borrowings under our unsecured term loan was 1.38% for both the three and six months ended June 30, 2015, and 1.35% and 1.36% for the three and six months ended June 30, 2014, respectively.

Our credit agreement for our unsecured revolving credit facility and unsecured term loan also includes a feature under which maximum borrowings under our unsecured revolving credit facility and unsecured term loan may be increased up to $2,300,000 on a combined basis in certain circumstances. Our credit agreement for our unsecured revolving credit facility and unsecured term loan and our unsecured notes indenture and its supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, including, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business manager. Our credit agreement for our unsecured revolving credit facility and unsecured term loan and our senior unsecured notes indenture and its supplements also contain a number of covenants that restrict our ability to incur debt in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of our credit agreement for our unsecured revolving credit facility and unsecured term loan and our senior unsecured notes indenture and its supplements at June 30, 2015.

Note 7.  Real Estate Properties

At June 30, 2015, we owned 293 hotels and 191 travel centers which are operated under 14 operating agreements.

During the six months ended June 30, 2015, we funded $72,482 for improvements to certain of our properties which, pursuant to the terms of our management and lease agreements with our hotel managers and tenants, resulted in increases in our contractual annual minimum returns and rents of $5,608.  See Notes 10 and 11 for further information about our fundings of improvements to certain of our properties.

On March 16, 2015, we acquired a 300 room hotel located in Rosemont, IL for $35,500 excluding related acquisition costs. We accounted for this transaction as a business combination.  The following table summarizes our allocation of the acquisition cost to the estimated fair value of the assets we acquired.

Land	$2,375
Building and improvements	31,401
Furniture, fixtures and equipment	1,463
Intangible assets	261
$35,500

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

We added this Holiday Inn and Suites® branded hotel to our management agreement with InterContinental Hotels Group, plc, or InterContinental. The pro forma impact of including the results of operations of this acquisition from the beginning of the period is not material to our condensed consolidated financial statements.  See Note 11 for further information regarding our InterContinental agreement.

On April 28, 2015, we acquired a land parcel adjacent to one of our hotels for $750, excluding acquisition costs. See Note 10 for further information regarding this acquisition.

On May 15, 2015, we acquired a 364 room full service hotel located in Denver, CO for $77,250, excluding acquisition costs.  We accounted for this transaction as a business combination.  The following table summarizes our preliminary allocation of the acquisition cost to the estimated fair value of the assets we acquired.

Land	$8,193
Building and improvements	61,185
Furniture, fixtures and equipment	7,872
$77,250

We added this Crowne Plaza® branded hotel to our management agreement with InterContinental.  See Note 11 for further information regarding our InterContinental agreement.  The pro forma impact of including the results of operations of this acquisition from the beginning of the period is not material to our condensed consolidated financial statements.

In May 2015, we ceased marketing for sale and removed from held for sale status one Marriott by Courtyard®  branded hotel with a carrying value of $4,143.

On June 1, 2015, we entered agreements with TA to acquire and leaseback 14 travel centers it owned and certain assets it owned at 11 properties we lease to TA for an aggregate purchase price of approximately $397,400.  In June 2015, we acquired 12 of these travel centers and certain assets at 10 properties TA leases from us for an aggregate purchase price of $227,877.  We also agreed to acquire from, and leaseback to, TA five travel centers it is developing for purchase prices equal to TA’s development costs, which are estimated to be approximately $118,000.  The acquisition of these five travel centers is expected to occur as development of these travel centers is completed before June 30, 2017.  See Note 10 for further information regarding this transaction and our TA agreements.  The following table summarizes our preliminary allocation of the acquisition cost to the estimated fair value of the assets we acquired as of June 30, 2015, in connection with this transaction.

Land	$26,286
Land improvements	67,160
Building and improvements	134,389
Furniture, fixtures and equipment	42
$227,877

On June 9, 2015, we sold five TA branded travel centers for net proceeds of $45,042.  As a result of this sale, we recorded an $11,015 gain on sale of real estate in the three months ended June 30, 2015.  See Note 10 for further information regarding this transaction.

On July 23, 2015, we acquired a portfolio of nine extended stay hotels with 1,094 suites located in eight states for $85,000, excluding closing costs.  We converted these hotels to Sonesta ES Suites® branded hotels and added them to our management agreement with Sonesta International Hotels Corporation, or Sonesta.  See Note 10 for further information regarding this transaction and our Sonesta agreement.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 8. Income Taxes

We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, and accordingly are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements.  We are subject to income tax in Canada, Puerto Rico and certain states despite our REIT status.  Also, we lease our managed hotels to our wholly owned TRSs that, unlike most of our other subsidiaries, file separate consolidated federal corporate income tax returns and are subject to federal, state and foreign income taxes.  Our consolidated income tax provision included in our condensed consolidated statements of comprehensive income includes the income tax provision related to the operations of our TRSs and certain state and foreign income taxes incurred by us despite our REIT status.

During the three and six months ended June 30, 2015, we recognized income tax expense of $640 and $931, respectively, which includes $51 and $75, respectively, of foreign taxes and $589 and $856, respectively, of state taxes.  During the three and six months ended June 30, 2014, we recognized income tax expense of $455 and $1,071,  respectively, which includes $40 and $71, respectively, of foreign taxes and $437 and $1,022, respectively, of state taxes and ($22) and ($22), respectively, of federal taxes.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 9.  Segment Information

	For the Three Months Ended June 30, 2015
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$436,977	$-	$-	$436,977
Minimum rent	8,179	58,836	-	67,015
Percentage rent	-	2,048	-	2,048
FF&E reserve income	1,026	-	-	1,026
Total revenues	446,182	60,884	-	507,066

Hotel operating expenses	304,428	-	-	304,428
Depreciation and amortization	52,924	27,658	-	80,582
General and administrative	-	-	12,685	12,685
Acquisition related costs	797	-	-	797
Total expenses	358,149	27,658	12,685	398,492

Operating income (loss)	88,033	33,226	(12,685)	108,574

Interest income	-	-	10	10
Interest expense	-	-	(35,836)	(35,836)
Income (loss) before income taxes, equity in earnings of an investee and gain on sale of real estate	88,033	33,226	(48,511)	72,748
Income tax expense	-	-	(640)	(640)
Equity in earnings of an investee	-	-	23	23
Income (loss) before gain on sale of real estate	88,033	33,226	(49,128)	72,131
Gain on sale of real estate	-	11,015	-	11,015
Net income (loss)	$88,033	$44,241	$(49,128)	$83,146

	For the Six Months Ended June 30, 2015
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$806,573	$-	$-	$806,573
Minimum rent	16,140	115,626	-	131,766
Percentage rent	-	2,048	-	2,048
FF&E reserve income	2,191	-	-	2,191
Total revenues	824,904	117,674	-	942,578

Hotel operating expenses	562,086	-	-	562,086
Depreciation and amortization	105,321	54,230	-	159,551
General and administrative	-	-	33,989	33,989
Acquisition related costs	1,135	-	-	1,135
Total expenses	668,542	54,230	33,989	756,761

Operating income (loss)	156,362	63,444	(33,989)	185,817

Interest income	-	-	21	21
Interest expense	-	-	(71,290)	(71,290)
Income (loss) before income taxes, equity in earnings of an investee and gain on sale of real estate	156,362	63,444	(105,258)	114,548
Income tax expense	-	-	(931)	(931)
Equity in earnings of an investee	-	-	95	95
Income (loss) before gain on sale of real estate	156,362	63,444	(106,094)	113,712
Gain on sale of real estate	-	11,015	-	11,015
Net income (loss)	$156,362	$74,459	$(106,094)	$124,727

	As of June 30, 2015
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$3,838,060	$2,386,326	$176,762	$6,401,148

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

	For the Three Months Ended June 30, 2014
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$387,248	$-	$-	$387,248
Rental income	8,341	55,395	-	63,736
FF&E reserve income	916	-	-	916
Total revenues	396,505	55,395	-	451,900

Hotel operating expenses	270,778	-	-	270,778
Depreciation and amortization	53,362	25,401	-	78,763
General and administrative	-	-	13,166	13,166
Acquisition related costs	162	-	-	162
Total expenses	324,302	25,401	13,166	362,869

Operating income (loss)	72,203	29,994	(13,166)	89,031

Interest income	-	-	25	25
Interest expense	-	-	(34,941)	(34,941)
Income (loss) before income taxes, equity in earnings of an investee and gain on sale of real estate	72,203	29,994	(48,082)	54,115
Income tax expense	-	-	(455)	(455)
Equity in earnings of an investee	-	-	125	125
Income (loss) before gain on sale of real estate	72,203	29,994	(48,412)	53,785
Gain on sale of real estate	130	-	-	130
Net income (loss)	$72,333	$29,994	$(48,412)	$53,915

	For the Six Months Ended June 30, 2014
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$717,184	$-	$-	$717,184
Minimum rent	16,444	110,678	-	127,122
FF&E reserve income	1,844	-	-	1,844
Total revenues	735,472	110,678	-	846,150

Hotel operating expenses	501,395	-	-	501,395
Depreciation and amortization	106,378	50,672	-	157,050
General and administrative	-	-	24,631	24,631
Acquisition related costs	223	-	-	223
Total expenses	607,996	50,672	24,631	683,299

Operating income (loss)	127,476	60,006	(24,631)	162,851

Interest income	-	-	50	50
Interest expense	-	-	(69,797)	(69,797)
Loss on early extinguishment of debt	-	-	(726)	(726)
Income (loss) before income taxes, equity in earnings of an investee and gain on sale of real estate	127,476	60,006	(95,104)	92,378
Income tax expense	-	-	(1,071)	(1,071)
Equity in earnings of an investee	-	-	28	28
Income (loss) before gain on sale of real estate	127,476	60,006	(96,147)	91,335
Gain on sale of real estate	130	-	-	130
Net income (loss)	$127,606	$60,006	$(96,147)	$91,465

	As of December 31, 2014
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$3,748,062	$2,194,682	$39,818	$5,982,562

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 10. Related Person Transactions

We have relationships and historical and continuing transactions with TA, RMR LLC, its parent, RMR Inc., Sonesta and others related to them, including other companies to which RMR LLC provides management services and which have trustees, directors and officers who are also trustees, directors or officers of us, RMR Inc. or RMR LLC. For further information about these and other such relationships and certain other related person transactions, please refer to our 2014 Annual Report and our Current Reports on Form 8-K filed with the Securities and Exchange Commission, or the SEC, on June 5, 8, 12, 22, 25 and July 28, 2015.

TA:  TA was formerly our 100% owned subsidiary until it was spun out to our shareholders in 2007.  As of June 30, 2015, we owned 3,420,000 of TA’s common shares, representing approximately 8.9% of TA’s outstanding common shares, and we are TA’s largest shareholder.  TA is our largest tenant and property operator.

On June 1, 2015, we entered a transaction agreement, or the TA Transaction Agreement, with TA, pursuant to which, among other things, (i) we and TA agreed to expand and subdivide the lease pursuant to which we then leased to TA 144 properties that TA primarily operates under the “TravelCenters of America,” “TA” and related brand names, which we historically referred to as the TA No. 1 lease and which we refer to in this Note as the Prior TA lease, into four amended and restated leases, or the New TA leases, (ii) we agreed to purchase from TA 14 travel centers and certain assets it owned at 11 properties we lease to TA for an aggregate of $279,400 and we agreed to leaseback those 25 properties to TA under the New TA leases, (iii) TA agreed to purchase from us five travel centers that we then leased to TA under the Prior TA lease for an aggregate of $45,042 and (iv) we agreed to purchase from TA five travel centers upon the completion of their development at a purchase price equal to their development costs, including the cost of the land, which costs are estimated to be not more than $118,000 in the aggregate and we agreed to leaseback these development properties to TA under the New TA leases. The terms of the TA Transaction Agreement were approved by special committees of our Independent Trustees and TA’s independent directors, none of whom are directors or trustees of the other company.  Each special committee was represented by separate counsel.  In June 2015 we completed the following transactions pursuant to the TA Transaction Agreement:

•

We entered into the four New TA leases with a subsidiary of TA, or our TA No. 1 agreement, TA No. 2 agreement, TA No. 3 agreement and TA No. 4 agreement, which as of June 30, 2015 were for 39, 37, 38 and 37 travel centers, respectively.  Minimum annual rent payments under our TA No. 1 agreement, TA No. 2 agreement, TA No. 3 agreement and TA No. 4 agreement as of June 30, 2015 were $47,849, $43,192, $48,919 and $44,863, respectively, subject to future adjustment if additional properties are added or if we purchase capital improvements made to the leased travel centers. The initial terms for the TA No. 1 agreement, TA No. 2 agreement, TA No. 3 agreement and TA No. 4 agreement end on December 31, 2029, 2028, 2026 and 2030, respectively. Each New TA lease grants TA two renewal options of fifteen years each.  Percentage rent, which totaled $2,896 in 2014 under the Prior TA lease, was incorporated into the minimum annual rent under the New TA leases and was otherwise eliminated for the remainder of 2015; thereafter, percentage rent will be equal to 3% of the excess of gross non-fuel revenues over gross non-fuel revenues in 2015.  In the case of the five properties to be developed by TA and sold to us, the base year for percentage rent will be the calendar year in which the third anniversary of the completion of development of the property occurs and percentage rent will not apply to those properties until the next succeeding year.  Also, under the Prior TA lease, TA’s deferred rent obligation totaled $107,085 and was due at the end of the Prior TA lease on December 31, 2022, but under the New TA leases, the due date of the deferred rent obligation was extended to the end of the initial terms of the New TA leases as follows: $27,421 due December 31, 2029, $29,107 due December 31, 2028, $29,324 due December 31, 2026, and $21,233 due December 31, 2030.  The deferred rent obligation continues to be subject to acceleration at our option upon an uncured default under the New TA leases or a change in control of TA, each as provided under the New TA leases. TA and its primary operating subsidiary also guaranteed the obligations of its lessee subsidiaries under the New TA leases.  We are recognizing these deferred rent amounts as rental income on a straight line basis over the initial terms of the New TA leases because we believe the future payment of these amounts to us by TA is reasonably assured.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

•

We purchased from TA, for $227,877, 12 travel centers it owned and certain assets it owned at 10 properties TA leased from us. We leased back these properties to TA under the New TA leases. TA’s minimum annual rent increased by $19,597 as a result of the completion of the sale and leaseback of these properties.

•

TA purchased from us, for $45,042, five travel centers that we previously leased to TA under the Prior TA lease.  These properties were subleased by TA to its franchisees.  TA’s minimum annual rent decreased by $3,874 as a result of our completion of the sale of these properties.  We recognized a gain of $11,015 on these sales.

•

We and TA entered into an amendment to the lease that we have historically referred to as our TA No. 2 lease, and which we now refer to as our TA No. 5 agreement.  Among other things, this amendment eliminated percentage rent payable on fuel, which, in 2014 totaled $2 but was not paid by TA because we had previously waived payment of the first $2,500 of percentage rent due under the TA No. 5 agreement.

•

Pursuant to the TA Transaction Agreement, TA elected to postpone beyond June 30, 2015, but not later than December 31, 2015, the sale to us of two other travel centers and the assets at one other property that we lease to TA for $51,506 in the aggregate.

As of June 30, 2015, we leased to TA a total of 151 travel centers under the New TA leases and 40 travel centers under the TA No. 5 agreement.

We recognized rental income of $58,836 and $55,395 for the three months ended June 30, 2015 and 2014, respectively, and $115,626 and $110,678 for the six months ended June 30, 2015 and 2014, respectively, under our leases with TA.  On June 9, 2015, we began recognizing the $42,915 deferred rent obligation due on June 30, 2024 under the TA No. 5 agreement as rental income on a straight line basis over the remaining initial term of the lease because we believe the future payment of this amount to us by TA is reasonably assured.  Rental income for the three months ended June 30, 2015 and 2014 includes $1,390 and $408, respectively, and for the six months ended June 30, 2015 and 2014 includes $1,805 and $845, respectively, of adjustments necessary to record the scheduled rent increase under our Prior TA lease, the deferred rent obligations under our TA leases and the estimated future payment to us by TA for the cost of removing underground storage tanks on a straight line basis.  As of June 30, 2015 and December 31, 2014, we had accounts receivable from TA of $42,997 and $40,253, respectively, which amounts are included in due from related persons on our condensed consolidated balance sheets.

Under our leases with TA, we funded $40,415 and $21,923 for the six months ended June 30, 2015 and 2014, respectively, for qualifying capital improvements at the leased travel centers and, as a result, TA's minimum annual rent payable to us increased by approximately $3,435, and $1,863, respectively.

Acquisition of Interest in our Manager:   On June 5, 2015, we and three other REITs to which RMR  LLC provides management services – Government Properties Income Trust, or GOV, Select Income REIT, or SIR, Senior Housing Properties Trust, or SNH, and collectively with GOV and SIR, the Other REITs – participated in a transaction, or the Up-C Transaction, by which we and the Other REITs each acquired an interest in RMR Inc.

The Up-C Transaction was completed pursuant to a transaction agreement by and among us, our manager, RMR LLC, its then sole member, Reit Management & Research Trust, or RMR Trust, and RMR Inc. and similar transaction agreements that each Other REIT entered with RMR LLC, RMR Trust and RMR Inc. RMR Trust is owned by our Managing Trustees, Barry and Adam Portnoy. Pursuant to these transactions agreements: we contributed to RMR Inc. 1,490,000 of our common shares, valued at the volume weighted average trading prices during the 20 days prior to the acquisition, and $12,622 in cash; GOV contributed to RMR Inc. 700,000 of its common shares and $3,917  in cash;  SIR contributed to RMR Inc. 880,000 of its common shares and $15,880 in cash; SNH contributed to RMR Inc. 2,345,000 of its common shares and $13,967 in cash; RMR Trust contributed to RMR Inc. $11,520 in cash, which RMR Inc. contributed to RMR LLC; RMR

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

LLC issued 1,000,000 of its class B membership units to RMR Inc.; RMR Inc. issued 5,019,121 shares of its class A common stock to us, 1,541,201 shares of its class A common stock to GOV, 5,272,787 shares of its class A common stock to SNH, 3,166,891 shares of its class A common stock to SIR and 1,000,000 shares of its class B-1 common stock and 15,000,000 shares of its class B-2 common stock  to RMR Trust; RMR Trust delivered 15,000,000 of the 30,000,000 class A membership units of RMR LLC which RMR Trust then owned to RMR Inc.; and RMR Inc. delivered to RMR Trust our common shares, the common shares of the Other REITs and the cash which had been contributed by us and the Other REITs to RMR Inc.

The class A common stock and class B-1 common stock of RMR Inc. share ratably as a single class in dividends and other distributions of RMR Inc. when and if declared by the board of directors of RMR Inc. and have the same rights in a liquidation of RMR Inc. The class B-1 common stock of RMR Inc. is convertible into class A common stock of RMR Inc. on a 1:1 basis. The class A common stock of RMR Inc. has one vote per share. The class B-1 common stock of RMR Inc. has 10 votes per share. The class B-2 common stock of RMR Inc. has no economic interest in RMR Inc., but has 10 votes per share and is paired with the class A membership units of RMR LLC owned by RMR Trust. The class A membership units of RMR LLC owned by RMR Trust are required to be redeemed by RMR LLC upon request by RMR Trust for class A common stock of RMR Inc. on a 1:1 basis, or if RMR Inc. elects, cash. Under the governing documents of RMR Inc., upon the redemption of a class A membership unit of RMR LLC by RMR Trust, the class B-2 common stock of RMR Inc. “paired” with an equal number of class A membership units are cancelled for no additional consideration.

As part of the Up-C Transaction and concurrently with entering into the transaction agreements, on June 5, 2015:

•

We entered an amended and restated business management agreement, or the amended business management agreement, with RMR LLC, and an amended and restated property management agreement, or the amended property management agreement, with RMR LLC. The amendments made by these agreements are described below in this Note under “Amendment and Restatement of Management Agreements with RMR LLC.” Each Other REIT also entered amended and restated business and property management agreements with RMR LLC which made similar amendments to their management agreements with RMR LLC.

•

We entered a registration rights agreement with RMR Inc. covering the class A common stock of RMR Inc. that we received in the Up-C Transaction, pursuant to which we received demand and piggyback registration rights, subject to certain limitations. Each Other REIT entered into a similar registration rights agreement with RMR Inc.

•

We entered a lock up and registration rights agreement with RMR Trust and Barry and Adam Portnoy pursuant to which RMR Trust and Barry and Adam Portnoy agreed not to transfer the 1,490,000 of our common shares RMR Trust received in the Up-C Transaction for a period of 10 years and we granted them certain registration rights, subject to certain limited exceptions. Each Other REIT also entered into a similar lock up and registration rights agreement with RMR Trust and Barry and Adam Portnoy.

As a result of the Up-C Transaction: RMR LLC became a subsidiary of RMR Inc.; RMR Inc. became the managing member of RMR LLC; through our ownership of class A common stock of RMR Inc., we currently own an indirect 16.2% economic interest in RMR LLC; through their ownership of class A common stock of RMR Inc., GOV, SIR and SNH currently have an indirect 5.0%, 10.2% and 17.0% economic interest in RMR LLC, respectively; and RMR Trust through its ownership of 1,000,000 shares of class B-1 common stock of RMR Inc., 15,000,000 shares of class B-2 common stock of RMR Inc. and 15,000,000 class A membership units of RMR LLC currently directly and indirectly has a 51.6% economic interest in RMR LLC and controls 91.4% of the voting power of outstanding capital stock of RMR Inc.

Pursuant to the transaction agreements, we and each Other REIT agreed to distribute half of the shares of class A common stock of RMR Inc. received in the Up-C Transaction to our respective shareholders as a special distribution, and RMR Inc. agreed to facilitate this distribution by filing a registration statement with the SEC to register the shares of class A common stock of RMR Inc. to be distributed and by seeking a listing of those shares on a national stock exchange upon the registration statement being declared effective by the SEC.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

The distribution of shares of class A common stock of RMR Inc. that we and the Other REITs have agreed to make to our and the Other REITs’ shareholders will be made only after a registration statement, including a prospectus, is declared effective by the SEC.

Amendment and Restatement of Management Agreements with RMR LLC: As part of the Up-C Transaction, on June 5, 2015, we and RMR LLC entered into the amended business management agreement, which amended and restated our pre-existing business management agreement with RMR LLC and the amended property management agreement, which amended and restated our pre-existing property management agreement with RMR LLC. Our amended business management agreement and amended property management agreement are referred to together in this Note as our amended management agreements. Our amended management agreements were effective as of June 5, 2015.

Our amended management agreements have terms that end on December 31, 2035, and automatically extend on December 31st of each year for an additional year, so that the terms of the agreements thereafter end on the 20th anniversary of the date of the extension. We have the right to terminate each amended management agreement: (i) at any time on 60 days’ written notice for convenience, (ii) immediately upon written notice for cause, as defined therein, (iii) on 60 days’ written notice given within 60 days after the end of any calendar year for a performance reason, as defined therein, and (iv) by written notice during the 12 months following a change of control of RMR LLC, as defined therein. RMR LLC has the right to terminate the amended management agreements for good reason, as defined therein.

If we terminate one or both of our amended management agreements for convenience, or if RMR LLC terminates one or both of our amended management agreements for good reason, we have agreed to pay RMR LLC a termination fee in an amount equal to the sum of the present values of the monthly future fees, as defined therein, for the terminated amended management agreement(s) for the remaining term. If we terminate one or both of our amended management agreements for a performance reason, as defined therein, we have agreed to pay RMR LLC the termination fee calculated as described above, but assuming a remaining term of 10 years.    We are not required to pay any termination fee if we terminate one or both of our amended management agreements for cause or as a result of a change of control of RMR LLC.

Accounting for Investment in RMR Inc.: On June 5, 2015, we acquired 5,019,121 shares of class A common stock, or 33.5%, of RMR Inc.  The value of our common shares issued to RMR Inc. is valued differently for accounting purposes than as stated in the respective transaction agreements.  The transaction agreements calculate the value of our common shares using a 20 day volume weighted average trading price, or $57,817.  For accounting purposes, the common shares are valued at the closing price of those shares on the date of the transaction, or $55,922.  We account for this investment under the cost method of accounting and have recorded this investment at fair value (Level 3 inputs as defined in the fair value hierarchy under GAAP).  We have determined the fair value of the RMR Inc. investment to be $129,722 as of June 5, 2015, based on valuing RMR Inc. using comparable company multiples.  We have concluded, for accounting purposes, that the consideration paid for this investment in RMR Inc.’s class A common stock represented a discount to the fair value of these shares.  As a result, we have recorded other liabilities of $73,800.  Our investment in RMR Inc. is included in other assets in our condensed consolidated balance sheets.  The carrying value of our investment in RMR Inc., including transaction costs, is $132,296 as of June 30, 2015.  The other liabilities are included in accounts payable and other liabilities in our condensed consolidated balance sheets and are being amortized on a straight line basis over the 20 year life of the business and property management agreements with RMR LLC as a reduction to business management fee expense and property management fee expense, which are included in general and administrative and hotel operating expenses, respectively, in our condensed consolidated statements of comprehensive income.  Amortization of this other liability included in general and administrative expense for the three months ended June 30, 2015 totaled $231.

RMR LLC Management Fees and Reimbursements: We recognized business and property management fees of $9,468 and $10,925 for the three months ended June 30, 2015 and 2014, respectively, and $28,464 and $20,585 for the six months ended June 30, 2015 and 2014, respectively. The business management fees for the six months ended June 30, 2015, include estimated 2015 incentive fees of $8,822, based on our common share total return as of June 30, 2015.  The actual amount of incentive fees payable to RMR LLC for 2015, if any, will be based on our common share total return for the two year period ended December 31, 2015, and will be payable in 2016.  The business management fees recognized for the three months ended June 30, 2015, reflect the reversal of ($205), which is the amount by which the estimated 2015 incentive fee

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

accrued as of March 31, 2015 exceeded the amount of that fee estimated as of June 30, 2015.  Although no incentive fee was ultimately payable to RMR LLC for 2014, business management fees we recognized for the three and six months ended June 30, 2014 include $1,445 and $2,296, respectively, of then estimated 2014 incentive fees that would have been payable in common shares after the year end 2014 based on our common share total return as of those respective 2014 periods.

The business management fees we recognized for the 2015 and 2014 periods are included in general and administrative expenses in our condensed consolidated financial statements.    The property management amounts are included in property operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements and are comprised of fees we recognized under both our pre-existing property management agreement and our amended property management agreement.    In accordance with the terms of our pre-existing business management agreement, we issued 63,119 and 54,423 of our common shares to RMR LLC for the six months ended June 30, 2015 and 2014, respectively, as payment for portions of the base business management fees we recognized for those periods.    Our amended business management agreement requires that 100% of the management fees due to RMR LLC be paid by us in cash.

Pursuant to our pre-existing and amended management agreements with RMR LLC, we are responsible for paying all of the property level operating costs at the one office building we own which is attached to a hotel we own.  These property level costs include certain payroll and related costs, which costs are generally incorporated into rents charged to our office tenants at this building.  The total of the property management related reimbursements we paid to RMR LLC was $29 and $15 for the three months ended June 30, 2015 and 2014, respectively, and these costs are included in hotel operating expenses in our condensed consolidated financial statements for these periods.  In addition we have historically awarded share grants to certain RMR LLC employees under our equity compensation plan and we accrue estimated amounts for such share grants throughout each year based upon historical practices.  The amounts accrued for share grants to RMR LLC employees were $647 and $877 for the three months ended June 30, 2015 and 2014, respectively, and $1,383 and $1,115 for the six months ended June 30, 2015 and 2014, respectively, and these amounts are included in our general and administrative expenses in our condensed consolidated financial statements for these periods.

Sonesta:  As of June 30, 2015, Sonesta was managing 22 of our hotels pursuant to long term management agreements.  Pursuant to these management agreements, we incurred management, system, reservation fees and reimbursement of certain guest loyalty, marketing program and third party reservation transmission expenses payable to Sonesta of $5,887 and $4,717 for the three months ended June 30, 2015 and 2014, respectively, and $10,401 and $8,330 for the six months ended June 30, 2015 and 2014, respectively.  These amounts are included in hotel operating expenses in our condensed consolidated statements of comprehensive income.  In addition, we also incurred procurement and construction supervision fees payable to Sonesta in connection with capital expenditures at our hotels managed by Sonesta of $323 and $1,203 for the three months ended June 30, 2015 and 2014, respectively, and $676 and $1,750 for the six months ended June 30, 2015 and 2014, respectively.  These amounts have been capitalized in our condensed consolidated financial statements.

On April 28, 2015, we acquired a building and land parcel adjacent to a hotel we own which is managed by Sonesta for $750, excluding closing costs.  This land was added to that hotel property and constitutes invested capital under our Sonesta agreement.

In July 2015, we acquired a portfolio of nine extended stay hotels with 1,094 suites located in eight states for $85,000, excluding closing costs.  In connection with this acquisition, we entered into a long term management agreement for Sonesta to manage these hotels.  The terms of the management agreement are substantially consistent with the terms of our other management agreements with Sonesta for extended stay hotels, and this management agreement was combined with our other Sonesta hotel management agreements under our existing pooling agreement with Sonesta.  We expect to invest approximately $45,000 to substantially renovate these hotels in connection with their conversion to the upscale, extended stay Sonesta ES Suites® hotel brand.

AIC:  As of June 30, 2015, our investment in AIC had a carrying value of $6,910, which amount is included in other assets on our condensed consolidated balance sheets.  We recognized income of $23 and $125 related to our investment in AIC for the three months ended June 30, 2015 and 2014, respectively, and $95 and $28 for the six months ended June 30, 2015 and 2014, respectively.  Our other comprehensive income includes unrealized gains (losses) on securities held for sale

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

which are owned by AIC of ($64) and $23 for the three months ended June 30, 2015 and 2014, respectively, and ($19) and $41 for the six months ended June 30, 2015 and 2014, respectively.

In June 2015, we and the other shareholders of AIC renewed our participation in an insurance program arranged by AIC.  In connection with that renewal, we purchased a three-year combined property insurance policy providing $500,000 of coverage annually with the premium to be paid annually and a one year combined policy providing terrorism coverage of $200,000 for our properties.  We currently expect to pay AIC an aggregate annual premium, including taxes and fees, of approximately $2,656 in connection with these policies for the policy year ending June 30, 2016, which amount may be adjusted from time to time as we acquire and dispose of properties that are included in this insurance program.

Note 11. Hotel Management Agreements and Leases

As of June 30, 2015, 290 of our hotels are leased to our TRSs and managed by independent hotel operating companies and three are leased to third parties.

Marriott No. 1 agreement. Our management agreement with Marriott International, Inc., or Marriott, for 53 hotels provides that as of June 30, 2015 we are to be paid an annual minimum return of $68,147 to the extent that gross revenues of the hotels, after payment of hotel operating expenses and funding of the FF&E reserve, are sufficient to do so.  We do not have any security deposits or guarantees for our minimum returns from the 53 hotels included in our Marriott No. 1 agreement.  Accordingly, the returns we receive from these hotels managed by Marriott are limited to available hotel cash flows after payment of operating expenses and funding of the FF&E reserve. We realized returns of $17,027 and $18,771 during the three months ended June 30, 2015 and 2014, respectively, and returns of $34,033 and $33,807 during the six months ended June 30, 2015 and 2014, respectively, under this agreement.  Marriott’s management and incentive fees are only earned after we receive our minimum returns.

We funded $1,711 for capital improvements at certain of the hotels included in our Marriott No. 1 agreement during the six months ended June 30, 2015. We currently expect to fund $2,000 for capital improvements during the remainder of 2015 under this agreement. As we fund these improvements, the annual minimum returns payable to us increase by 10% of the amounts funded.

Marriott No. 234 agreement.  Our management agreement with Marriott for 68 hotels provides that as of June 30, 2015 we are to be paid an annual minimum return of $106,198.  We realized returns of $28,026 and $26,330 during the three months ended June 30, 2015 and 2014, respectively, and returns of $53,032 and $50,136 during the six months ended June 30, 2015 and 2014, respectively, under this agreement.  During the six months ended June 30, 2015, our available security deposit was replenished by $780 from the payments we received during the period in excess of the minimum payments due for the period.  The available balance of this deposit was $780 as of June 30, 2015.  Pursuant to our Marriott No. 234 agreement, Marriott has provided us with a limited guarantee which expires in 2019 for shortfalls up to 90% of our minimum returns, after the available security deposit has been depleted.  Marriott was not required to make any guarantee payments to us during the three and six months ended June 30, 2015, because the hotels generated net operating results in excess of the guarantee threshold amount (90% of the minimum returns due to us).  The available balance of the guarantee was $30,672 as of June 30, 2015.

We funded $3,000 for capital improvements at certain of the hotels included in our Marriott No. 234 agreement during the six months ended June 30, 2015. We currently expect to fund $6,500 for capital improvements during the remainder of 2015 under this agreement. As we fund these improvements, the annual minimum returns payable to us increase by 9% of the amounts funded.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Marriott No. 5 agreement. We lease one hotel in Kauai, Hawaii to Marriott.  This lease is guaranteed by Marriott and we realized $2,529 and $2,501 of rent for this hotel during the three months ended June 30, 2015 and 2014, respectively, and $5,058 and $5,002 of rent during the six months ended June 30, 2015 and 2014, respectively.  The guarantee provided by Marriott with respect to this leased hotel is unlimited.

InterContinental agreement. Our management agreement with InterContinental for 93 hotels provides that as of June 30, 2015, we are to be paid annual minimum returns and rents of $149,778.  We realized minimum returns and rents of $36,702 and $34,875 during the three months ended June 30, 2015 and 2014, respectively, and minimum returns and rents of $72,016 and $69,749 during the six months ended June 30, 2015 and 2014, respectively, under this agreement.  We also realized additional returns of $3,177 under this agreement for the three and six months ended June 30, 2015.  Pursuant to our InterContinental agreement, InterContinental has provided us with a security deposit to cover minimum payment shortfalls, if any.  During the six months ended June 30, 2015, we were paid the minimum returns and rents due to us and our available security deposit was replenished by $8,284 from the payments we received during the period in excess of the minimum payments due for the period. The available balance of this security deposit was $41,251 as of June 30, 2015.

Under this agreement, InterContinental is required to maintain a minimum security deposit of $37,000. In January 2014, we entered into a letter agreement with InterContinental under which the minimum security deposit balance required to be maintained during 2015 will be reduced by two dollars for every dollar of additional security deposit InterContinental provides to us.  As of June 30, 2015, InterContinental had provided us $2,772 of additional security deposits, which reduced the minimum security deposit amount required to $31,456. We refunded the additional security deposit to InterContinental in July 2015.

On each of March 16, 2015 and May 15, 2015, we amended our management agreement with InterContinental in connection with our acquisitions of two hotels. As a result of the amendments, the annual minimum returns due to us increased by an aggregate of  8% of our investment in the two hotels.

We currently expect to fund $34,750 for capital improvements to certain hotels, including $24,750 related to the recently acquired hotels described above, under our InterContinental agreement during the remainder of 2015 and 2016. We did not make any of these fundings during the six months ended June 30, 2015.  As we fund these improvements, the annual minimum returns payable to us increase by 8% of the amounts funded.

Sonesta agreement. Our management agreement with Sonesta provides that we are to be paid an annual minimum return equal to 8% of our invested capital, as defined in the management agreement ($73,385 as of June 30, 2015), to the extent that gross revenues of the hotels, after payment of hotel operating expenses and certain fees to Sonesta, are sufficient to do so.  We do not have any security deposits or guarantees for our hotels managed by Sonesta.  Accordingly, the returns we receive from hotels managed by Sonesta are limited to available hotel cash flows after payment of operating expenses. Sonesta’s incentive management fees, but not its other fees, are only earned after we receive our minimum returns. We realized returns of $18,738 and $11,205 during the three months ended June 30, 2015 and 2014, respectively, and returns of $26,799 and $13,300 during the six months ended June 30, 2015 and 2014, respectively, under this agreement.

Our Sonesta agreement does not require FF&E escrow deposits.  Under our Sonesta agreement, we are required to fund capital expenditures made at our hotels.  We funded $23,909 for renovations and other capital improvements to hotels included in our Sonesta agreement during the six months ended June 30, 2015.  We currently expect to fund approximately $48,851 for renovations and other capital improvements during the remainder of 2015 and 2016 under this agreement, including $45,000 related to the nine hotels we acquired in July 2015. The annual minimum returns due to us under the Sonesta agreement increase by 8% of the amounts funded in excess of threshold amounts, as defined therein. See Note 10 for further information regarding our relationship with Sonesta.

Wyndham agreement. Our management agreement with Wyndham Hotel Group, or Wyndham, for 22 hotels provides that as of June 30, 2015, we are to be paid annual minimum returns and rents of $27,695.  We realized returns of $6,907 and $6,704 during the three months ended June 30, 2015 and 2014, respectively, and returns of $13,770 and $13,239 during the six months ended June 30, 2015 and 2014, respectively, under this agreement. Pursuant to our Wyndham agreement, Wyndham has provided us with a limited guarantee, which is limited to $35,656 ($4,679 remaining at June 30,

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

2015), subject to an annual payment limit of $17,828 and which expires on July 28, 2020.  During the six months ended June 30, 2015, Wyndham made $1,903 of guarantee payments to us. The guarantee provided by Wyndham with respect to the lease with Wyndham Vacation Resorts, Inc., or Wyndham Vacation, for part of one hotel is unlimited.

We funded $3,446 for renovations and other capital improvements to hotels included in our Wyndham agreement during the six months ended June 30, 2015.  We currently expect to fund approximately $5,554 for capital improvements to certain hotels during the remainder of 2015 under this agreement.  As we fund these improvements, the annual minimum returns payable to us increase by 8% of the amounts funded.

TA agreements.  See Note 10 for information about our TA agreements.

Other management agreement and lease matters. As of August 9, 2015, all payments due to us from our managers and tenants under our other operating agreements were current.  Minimum return and minimum rent payments due to us under some of these other hotel management agreements and leases are supported by guarantees.  The guarantee provided by Hyatt Hotels Corporation, or Hyatt, with respect to the 22 hotels managed by Hyatt is limited to $50,000  ($13,962 remaining at June 30, 2015).  The guarantee provided by Carlson Hotels Worldwide, or Carlson, with respect to the 11 hotels managed by Carlson is limited to $40,000  ( $23,799 remaining at June 30, 2015).

Guarantees and security deposits generally.  Net operating results of our managed hotel portfolios exceeded the minimum returns due to us in the three months ended June 30, 2015.    Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $4,449 less than the minimum returns due to us in the three months ended June 30, 2014 and $11,443 and $25,291 less than the minimum returns due to us for the six months ended June 30, 2015 and 2014, respectively.  When the managers of these hotels fund the shortfalls under the terms of our operating agreements or their guarantees, we reflect such fundings (including security deposit applications) in our condensed consolidated statements of comprehensive income as a reduction of hotel operating expenses.  There was no reduction to hotel operating expenses in the three months ended June 30, 2015 or 2014 and reductions to hotel operating expenses were $1,903 and $5,331 in the six months ended June 30, 2015 and 2014, respectively.  We had shortfalls at certain of our managed hotel portfolios not funded by the managers of these hotels of $4,450 in the three months ended June 30, 2014 and $9,540 and $19,960 in the six months ended June 30, 2015 and 2014, respectively, which represents the unguaranteed portions of our minimum returns from Marriott and from Sonesta.  When we reduce the amounts of the security deposits we hold for any of our operating agreements for payment deficiencies, we record income equal to the amounts by which the deposit is reduced up to the minimum returns or minimum rent due to us.  Reducing the security deposits does not result in additional cash flow to us of the deficiency amounts, but reducing amounts of security deposits may reduce the refunds due to the respective lessees or managers who have provided us with these deposits upon expiration of the respective lease or management agreement.  The security deposits are non-interest bearing and are not held in escrow.  Certain of our guarantees and our security deposits may be replenished by future cash flows from the applicable hotel operations pursuant to the terms of the respective operating agreements.  When our guarantees and our security deposits are replenished by cash flows from hotel operations, we reflect such replenishments in our condensed consolidated statements of comprehensive income as an increase to hotel operating expenses.  We had $14,976 and $8,120 of guarantee and security deposit replenishments during the three months ended June 30, 2015 and 2014, respectively.  We had $16,189 and $2,574 of guarantee and security deposit replenishments during the six months ended June 30, 2015 and 2014, respectively.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 12.  Fair Value of Assets and Liabilities

The table below presents certain of our assets carried at fair value at June 30, 2015, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

Fair Value at Reporting Date Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Investment securities (1)	$50,787	$50,787	$-	$-

(1)

Our investment securities, consisting of our 3,420,000 shares of TA, which are included in other assets, net in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs).  Our historical cost basis for these securities is $17,407.  The unrealized gain for these securities as of June 30, 2015 is included in cumulative other comprehensive income in our condensed consolidated balance sheets.

In addition to the investment securities included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, investment in RMR Inc., unsecured revolving credit facility, unsecured term loan, senior unsecured notes and security deposits. At June 30, 2015 and December 31, 2014, the fair values of these additional financial instruments approximated their carrying values in our condensed consolidated balance sheets due to their short term nature or variable interest rates, except as follows:

	June 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior Unsecured Notes, due 2016 at 6.3%	$275,000	$281,035	$275,000	$287,680
Senior Unsecured Notes, due 2017 at 5.625%	300,000	317,970	300,000	321,675
Senior Unsecured Notes, due 2018 at 6.7%	350,000	379,888	350,000	386,755
Senior Unsecured Notes, due 2022 at 5.0%	500,000	521,988	500,000	529,160
Senior Unsecured Notes, due 2023 at 4.5%	300,000	299,435	300,000	306,516
Senior Unsecured Notes, due 2024 at 4.65%	350,000	349,272	350,000	360,757
Senior Unsecured Notes, due 2025 at 4.5%	350,000	344,334	350,000	353,701
Convertible Senior Unsecured Notes, due 2027 at 3.8%	8,478	8,799	8,478	8,849
Unamortized discounts	(11,935)	-	(12,865)	-
Total financial liabilities	$2,421,543	$2,502,721	$2,420,613	$2,555,093

At June 30, 2015, we estimated the fair values of our senior unsecured notes using an average of the bid and ask price of our then outstanding issuances of senior unsecured notes (Level 2 inputs).  We estimated the fair value of our convertible senior unsecured notes using discounted cash flow analyses and currently prevailing market interest rates (Level 3 inputs) because no market quotes or other observable inputs for these notes were available at June 30, 2015 and December 31, 2014.

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

Overview (dollar amounts in thousands, except per share amounts)

Hotel operations. During three and six months ended June  30, 2015, the U.S. hotel industry generally realized improvements in average daily rate, or ADR, occupancy and revenue per available room, or RevPAR, when compared to the same period in 2014.  We believe certain of our hotels have benefited from recent renovations and, as a result, have produced year over year increases in RevPAR in excess of the hotel industry generally.  At the same time, however, certain of our hotels were negatively impacted by the disruption and displacement caused by our renovation activities at those hotels during 2014 and the six months ended June 30, 2015. We currently expect our renovation activities to continue for the remainder of 2015 and in 2016.

For the three months ended June  30, 2015 compared to the same period in 2014 for our 290 comparable hotels that we owned continuously since April 1, 2014: ADR increased 8.1% to $122.82; occupancy increased 1.9 percentage points to 80.1%; and RevPAR increased 10.7% to $98.38.

During the three months ended June  30, 2015, we had nine comparable hotels that we owned continuously since April 1, 2014 under renovation for all or part of the quarter.  For the three months ended June  30, 2015 compared to the same period in 2014 for these nine hotels under renovation: ADR increased 7.8% to $169.22; occupancy decreased 8.9 percentage points to 71.2%; and RevPAR decreased 4.2% to $120.48.

For the three months ended June  30, 2015 compared to the same period in 2014 for our 281 comparable hotels that we owned continuously since April 1, 2014 not under renovation: ADR increased 8.3% to $121.17; occupancy increased 2.3 percentage points to 80.4%; and RevPAR increased 11.5% to $97.42.

For the six months ended June  30, 2015 compared to the same period in 2014 for our 290 comparable hotels that we owned continuously since January 1, 2014: ADR increased 8.1% to $121.18; occupancy increased 1.6 percentage points to 76.0%; and RevPAR increased 10.4% to $92.10.

During the six months ended June 30, 2015, we had 16 comparable hotels that we owned continuously since January 1, 2014 under renovation for all or part of the six months.  For the six months ended June 30, 2015 compared to the same period in 2014 for these 16 hotels under renovation: ADR increased 6.7% to $152.78; occupancy decreased 4.9 percentage points to 69.3%; and RevPAR decreased 0.3% to $105.88.

              For the six months ended June 30, 2015 compared to the same period in 2014 for our 274 comparable hotels that we owned continuously since January 1, 2014 not under renovation: ADR increased 8.4% to $119.36; occupancy increased 2.0 percentage points to 76.4%; and RevPAR increased 11.3% to $91.19.

Our hotel tenants and managers.  Many of our hotel operating agreements contain security features, such as guarantees and security deposits, which are intended to protect minimum returns and rents due to us in accordance with our operating agreements regardless of hotel performance. However, the effectiveness of various security features to provide us uninterrupted receipt of minimum returns and rents is not assured, particularly if the profitability of our hotels do not recover to the levels experienced prior to the recent recession, if economic conditions generally decline, or if our hotel renovation activities described above do not result in improved operating results at our hotels. Also, certain of the guarantees that we hold are limited in amount and duration and do not provide for payment of the entire amount of the applicable minimum returns. If our tenants, managers or guarantors do not earn or pay the minimum returns and rents due to us, our cash flows will decline and we may be unable to repay our debt or fund our debt service obligations or pay distributions to our shareholders or the distributions may decline.

Marriott No. 1 agreement.  Our management agreement with Marriott for 53 hotels provides that as of June 30, 2015 we are to be paid an annual minimum return of $68,147 to the extent that gross revenues of the hotels, after payment of hotel operating expenses and funding of the FF&E reserve, are sufficient to do so.  We do not have any security deposits or guarantees for our minimum returns from the 53 hotels included in our Marriott No. 1 agreement.  Accordingly, the returns we receive from these hotels managed by Marriott are limited to available hotel cash flows after payment of operating expenses and funding of the FF&E reserve. We realized returns of $17,027 and $18,771 during the three months ended June 30, 2015 and 2014, respectively, and returns of $34,033 and $33,807 during the six months ended June 30, 2015 and 2014, respectively, under this agreement.  Marriott’s management and incentive fees are only earned after we receive our minimum returns.

Additional details of this agreement are set forth in Note 11 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

Marriott No. 234 agreement.  Our management agreement with Marriott for 68 hotels provides that as of June 30, 2015 we are to be paid an annual minimum return of $106,198.  We realized returns of $28,026 and $26,330 during the three months ended June 30, 2015 and 2014, respectively, and returns of $53,032 and $50,136 during the six months ended June 30, 2015 and 2014, respectively, under this agreement.  During the six months ended June 30, 2015, our available security deposit was replenished by $780 from the payments we received during the period in excess of the minimum payments due for the period.  The available balance of this deposit was $780 as of June 30, 2015.  Pursuant to our Marriott No. 234 agreement, Marriott has provided us with a limited guarantee which expires in 2019 for shortfalls up to 90% of our minimum returns, after the available security deposit has been depleted.  Marriott was not required to make any guarantee payments to us during the three and six months ended June 30, 2015, because the hotels generated net operating results in excess of the guarantee threshold amount (90% of the minimum returns due to us).  The available balance of the guarantee was $30,672 as of June 30, 2015.

Additional details of this agreement are set forth in Note 11 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

InterContinental agreement.  Our management agreement with InterContinental for 93 hotels provides that as of June 30, 2015, we are to be paid annual minimum returns and rents of $149,778.  We realized minimum returns and rents of $36,702 and $34,875 during the three months ended June 30, 2015 and 2014, respectively, and minimum returns and rents of $72,016 and $69,749 during the six months ended June 30, 2015 and 2014, respectively, under this agreement.  We also realized additional returns of $3,177 under this agreement for the three and six months ended June 30, 2015.  Pursuant to our InterContinental agreement, InterContinental has provided us with a security deposit to cover minimum payment shortfalls, if any.  During the six months ended June 30, 2015, we were paid the minimum returns and rents due to us and our available security deposit was replenished by $8,284 from the payments we received during the period in excess of the minimum payments due for the period. The available balance of this security deposit was $41,251 as of June 30, 2015.

Under this agreement, InterContinental is required to maintain a minimum security deposit of $37,000. In January 2014, we entered into a letter agreement with InterContinental under which the minimum security deposit balance required to be maintained during 2015 will be reduced by two dollars for every dollar of additional security deposit InterContinental provides to us.  As of June 30, 2015, InterContinental had provided us $2,772 of additional security deposits, which reduced the minimum security deposit amount required to $31,456. We refunded the additional security deposit to InterContinental in July 2015.

Additional details of this agreement are set forth in Note 11 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

Sonesta agreement.  Our management agreement with Sonesta provides that we are to be paid an annual minimum return equal to 8% of our invested capital, as defined in the management agreement ($73,385 as of June 30, 2015), to the extent that gross revenues of the hotels, after payment of hotel operating expenses and certain base management fees to Sonesta, are sufficient to do so.  We do not have any security deposits or guarantees for our hotels managed by Sonesta.  Accordingly, the returns we receive from hotels managed by Sonesta are limited to available hotel cash flows after payment of operating expenses. Sonesta’s incentive management fees, but not its other fees, are only earned after we receive our minimum returns. We realized returns of $18,738 and $11,205 during the three months ended June 30, 2015 and 2014, respectively, and returns of $26,799 and $13,300 during the six months ended June 30, 2015 and 2014, respectively, under this agreement.

Additional details of this agreement are set forth in Notes 10 and 11 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

Wyndham agreement.  Our management agreement with Wyndham for 22 hotels provides that as of June 30, 2015, we are to be paid annual minimum returns and rents of $27,695.  We realized returns of $6,907 and $6,704 during the three months ended June 30, 2015 and 2014, respectively, and returns of $13,770 and $13,239 during the six months ended June 30, 2015 and 2014, respectively under this agreement. Pursuant to our Wyndham agreement, Wyndham has provided us with a limited guarantee, which is limited to $35,656 ($4,679 remaining at June 30, 2015), subject to an annual payment limit of $17,828 and which expires on July 28, 2020.  During the six months ended June 30, 2015, Wyndham made $1,903 of guarantee payments to us. The guarantee provided by Wyndham with respect to the lease with Wyndham Vacation for part of one hotel is unlimited.

Additional details of this agreement are set forth in Note 11 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

TA agreements.  Details of our agreements with TA are set forth in Note 10 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

Other management agreement and lease matters.  As of August 9, 2015, all payments due to us from our managers and tenants under our other operating agreements were current.  Additional details of our guarantees from Hyatt and Carlson and our other agreements with Marriott, and Morgans Hotel Group, or Morgans, are set forth in Note 11 to our condensed consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

Management Agreements and Leases

At June  30, 2015, we owned 293 hotels operated under nine operating agreements; 290 of these hotels are leased by us to our wholly owned TRSs and managed by hotel operating companies and three are leased to hotel operating companies.  At June  30, 2015, our 191 owned travel centers are leased to TA under five agreements. Our condensed consolidated statements of comprehensive income include operating revenues and expenses of our managed hotels and rental income from our leased hotels and travel centers.  Additional information regarding the terms of our management agreements and leases is included in the table and notes thereto on pages 37 through 39 below.

Results of Operations (dollar amounts in thousands, except per share amounts)

Three Months Ended June  30, 2015 Compared to the Three Months Ended June  30, 2014

	For the Three Months Ended June 30,
			Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$436,977	$387,248	$49,729	12.8%
Rental income:
Minimum rents - hotels	8,179	8,341	(162)	(1.9%)
Minimum rents - travel centers	58,836	55,395	3,441	6.2%
Percentage rent - travel centers	2,048	-	2,048	n/a
Total rental income	69,063	63,736	5,327	8.4%
FF&E reserve income	1,026	916	110	12.0%

Expenses:
Hotel operating expenses	304,428	270,778	33,650	12.4%
Depreciation and amortization - hotels	52,924	53,362	(438)	(0.8%)
Depreciation and amortization - travel centers	27,658	25,401	2,257	8.9%
Total depreciation and amortization	80,582	78,763	1,819	2.3%
General and administrative	12,685	13,166	(481)	(3.7%)
Acquisition related costs	797	162	635	392.0%

Operating income	108,574	89,031	19,543	22.0%

Interest income	10	25	(15)	(60.0%)
Interest expense	(35,836)	(34,941)	(895)	2.6%
Income before income taxes, equity earnings of an investee and gain on sale of real estate	72,748	54,115	18,633	34.4%
Income tax expense	(640)	(455)	(185)	40.7%
Equity in earnings of an investee	23	125	(102)	n/a
Income before gain on sale of real estate	72,131	53,785	18,346	34.1%
Gain on sale of real estate	11,015	130	10,885	8373.1%
Net income	83,146	53,915	29,231	54.2%
Preferred distributions	(5,166)	(5,166)	-	0.0%
Net income available for common shareholders	77,980	48,749	29,231	60.0%

Weighted average shares outstanding (basic)	150,260	149,610	650	0.4%
Weighted average shares outstanding (diluted)	150,292	149,789	503	0.3%

Net income available for common shareholders per common share (basic and diluted)	$0.52	$0.33	$0.19	57.6%

References to changes in the income and expense categories below relate to the comparison of consolidated results for the three month period ended June 30, 2015, compared to the three month period ended June 30, 2014.

The increase in hotel operating revenues is a result of increased revenues at certain of our managed hotels due to increases in ADR and higher occupancies ($42,293) and the effects of our hotel acquisitions since April 1, 2014 ($8,714).  These increases were partially offset by the effects of our hotel dispositions since April 1, 2014 ($191) and decreased revenues at certain of our managed hotels undergoing renovations during the 2015 period due to lower occupancies ($1,087).  Additional operating statistics of our hotels are included in the table on page 40.

The decrease in minimum rents – hotels is primarily a result of a decrease in certain below market lease revenue amortization ($549), partially offset by contractual rent increases under certain of our hotel leases and increases in the minimum rents due to us as we funded improvements at certain of our leased hotels since April 1, 2014 ($442).  Rental income for each of the 2015 and 2014 periods includes $121 and $131, respectively, of adjustments to record rent on a straight line basis.

The increase in minimum rents - travel centers is primarily a result of increases in the minimum rents due to us from TA for improvements we purchased at certain of our travel centers since April 1, 2014 ($1,242), our purchase and leaseback to TA of 12 travel centers and certain other assets in June 2015 ($1,217) and an increase in straight line rent adjustments related to deferred rent amounts under our TA leases ($982). Rental income for our travel centers for the 2015 and 2014 periods includes $1,390 and $408, respectively, of adjustments necessary to record rent on a straight line basis.

The increase in percentage rent - travel centers is due to the recognition of percentage rent upon amendment of our Prior TA Lease in June 2015.  We generally recognize percentage rent at year end when all contingencies have been met and the rent is earned.

FF&E reserve income represents amounts paid by certain of our hotel tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our hotel leases require these amounts to be calculated as a percentage of total sales at our hotels. We do not report the amounts, if any, which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income. The increase in FF&E reserve income is the result of increased sales at certain of our leased hotels and resulting increased FF&E contribution percentages by certain of our tenants.

The increase in hotel operating expenses was primarily caused by the effect of our acquisitions since April 1, 2014 ($9,226), higher management fees earned by our operators ($7,586), increased expenses at certain of our managed hotels resulting primarily from higher wage and benefit costs and sales and marketing expenses ($7,121), and an increase in the amount security deposits and guarantees replenished under certain of our hotel agreements ($6,856), partially offset by operating expense decreases at certain properties undergoing renovations during the 2014 period due to lower occupancies ($842) and the effects of our hotel dispositions since April 1, 2014 ($191).  Certain of our guarantees and our security deposits may be replenished by subsequent cash flows from the applicable hotel operations pursuant to the terms of the respective operating agreements.  When our guarantees and our security deposits are replenished by cash flows from hotel operations, we reflect such replenishments in our condensed consolidated statements of comprehensive income as an increase to hotel operating expenses.

The decrease in depreciation and amortization - hotels is primarily due to certain of our depreciable assets becoming fully depreciated since April 1, 2014 ($5,032), partially offset by the depreciation and amortization of assets acquired with funds from our FF&E reserves or directly funded by us since April 1, 2014 ($3,649) and the effect of our hotel acquisitions since April 1, 2014 ($945).

The increase in depreciation and amortization - travel centers is due to the depreciation and amortization of travel center improvements we acquired since April 1, 2014.

The decrease in general and administrative costs is primarily due to a decrease in estimated business management incentive fees ($1,649) partially offset by higher professional services expenses ($974) and an increase in business management base fees recognized ($194) compared to the 2014 period.

Acquisition related costs represent legal and other costs incurred in connection with our acquisition activities.

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

We recognized higher state income taxes during the 2015 period, primarily as a result of a higher estimated effective state tax rate compared to the 2014 period.

Equity in earnings of an investee represents our proportionate share of earnings of AIC.

We recorded an $11,015 gain on sale of real estate in the second quarter of 2015 in connection with the sale of five travel centers in June 2015.  We recorded a $130 gain on sale of real estate in the second quarter of 2014 in connection with the sale of our Sonesta ES Suites® hotel in Myrtle Beach, SC in April 2014.

The increases in net income, net income available for common shareholders and net income available for common shareholders per basic and diluted common share for the three months ended June 30, 2015, compared to the prior year period, are primarily a result of the changes discussed above.

Six Months Ended June  30, 2015 Compared to the Six Months Ended June  30, 2014

	For the Six Months Ended June 30,
			Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$806,573	$717,184	$89,389	12.5%
Rental income:
Minimum rents - hotels	16,140	16,444	(304)	(1.8%)
Minimum rents - travel centers	115,626	110,678	4,948	4.5%
Percentage rent - travel centers	2,048	-	2,048	n/a
Total rental income	133,814	127,122	6,692	5.3%
FF&E reserve income	2,191	1,844	347	18.8%

Expenses:
Hotel operating expenses	562,086	501,395	60,691	12.1%
Depreciation and amortization - hotels	105,321	106,378	(1,057)	(1.0%)
Depreciation and amortization - travel centers	54,230	50,672	3,558	7.0%
Total depreciation and amortization	159,551	157,050	2,501	1.6%
General and administrative	33,989	24,631	9,358	38.0%
Acquisition related costs	1,135	223	912	409.0%

Operating income	185,817	162,851	22,966	14.1%

Interest income	21	50	(29)	(58.0%)
Interest expense	(71,290)	(69,797)	(1,493)	2.1%
Loss on extinguishment of debt	-	(726)	726	(100.0%)
Income before income taxes, equity earnings of an investee and gain on sale of real estate	114,548	92,378	22,170	24.0%
Income tax expense	(931)	(1,071)	140	n/a
Equity in earnings of an investee	95	28	67	239.3%
Income before gain on sale of real estate	113,712	91,335	22,377	24.5%
Gain on sale of real estate	11,015	130	10,885	8273.1%
Net income	124,727	91,465	33,262	36.4%
Preferred distributions	(10,332)	(10,332)	-	0.0%
Net income available for common shareholders	114,395	81,133	33,262	41.0%
Weighted average shares outstanding (basic)	150,028	149,591	437	0.3%
Weighted average shares outstanding (diluted)	150,594	149,740	854	0.6%

Net income available for common shareholders per
common share (basic and diluted)	$0.76	$0.54	$0.22	40.7%

References to changes in the income and expense categories below relate to the comparison of results for the six month period ended June 30, 2015, compared to the six month period ended June 30, 2014.

The increase in hotel operating revenues is a result of increased revenues at certain of our managed hotels due to increases in ADR and higher occupancies ($76,097), the effects of our hotel acquisitions since January 1, 2014 ($14,902), partially offset by decreased revenues at certain of our managed hotels undergoing or completing renovations during the 2014 period due to lower occupancies ($1,610).  Additional operating statistics of our hotels are included in the table on page 40.

The decrease in minimum rents - hotels is primarily a result of a decrease in certain below market lease revenue amortization ($1,098) partially offset by contractual rent increases under certain of our hotel leases and increases in the minimum rents due to us as we funded improvements at certain of our leased hotels since January 1, 2014 ($794).  Rental income for the 2015 and 2014 periods includes $251 and $261 of adjustments to record rent on a straight line basis, respectively.

The increase in minimum rents - travel centers is primarily a result of increases in the minimum rents due to us from TA for improvements we purchased at certain of our travel centers since January 1, 2014 ($2,771), our purchase from and leaseback to TA of 12 travel centers and certain other assets in June 2015 ($1,217) and an increase in straight line rent adjustments related to deferred rent amounts under our TA leases ($960). Rental income for our travel centers for the 2015 and 2014 periods includes $1,805 and $845, respectively, of adjustments necessary to record rent on a straight line basis.

The increase in percentage rent - travel centers is due to the recognition of percentage rent upon amendment of our Prior TA Lease in June 2015.

The increase in FF&E reserve income is primarily the result of increased FF&E contributions by certain of our tenants.  We do not report the amounts, if any, which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income.

The increase in hotel operating expenses was primarily caused by the effect of our acquisitions since January 1, 2014 ($15,697), an increase in the amount of security deposits and guarantees replenished under certain of our hotel agreements ($13,614), increased expenses at certain of our managed hotels resulting primarily from higher wage and benefit costs and sales and marketing expenses ($12,937), higher management fees earned by our operators ($11,160) and a reduction in the amount of minimum return shortfalls funded by our managers ($3,428), partially offset by operating expense decreases at certain properties undergoing renovations during the 2015 period due to lower occupancies ($2,100) and the effects of our hotel dispositions since January 1, 2014 ($540).  When our managers fund shortfalls of our minimum returns under the terms of our operating agreements or their guarantees, we reflect such fundings (including security deposit applications) in our condensed consolidated statements of comprehensive income as a reduction of hotel operating expenses.  Certain of our guarantees and our security deposits may be replenished by subsequent cash flows from the applicable hotel operations pursuant to the terms of the respective operating agreements.  When our guarantees and our security deposits are replenished by cash flows from hotel operations, we reflect such replenishments in our condensed consolidated statements of comprehensive income as an increase to hotel operating expenses.

The decrease in depreciation and amortization - hotels is primarily due to certain of our depreciable assets becoming fully depreciated since January 1, 2014 ($5,492), partially offset by the depreciation and amortization of assets acquired with funds from our FF&E reserves or directly funded by us since January 1, 2014 ($2,902) and the effect of our hotel acquisitions since January 1, 2014 (1,533).

The increase in depreciation and amortization - travel centers is due to the depreciation and amortization of improvements made to our travel centers since January 1, 2014.

The increase in general and administrative costs is primarily due to an increase in business management incentive fees recognized in the 2015 period ($6,526), higher business management base fees recognized ($1,354) and higher professional services costs ($1,478).

Acquisition related costs represent legal and other costs incurred in connection with our acquisition activities.

The increase in operating income is primarily due to the revenue and expense changes discussed above during the 2015 period compared to the 2014 period.

The decrease in interest income is due to lower average cash balances during the 2015 period.

The increase in interest expense is primarily due to higher average borrowings, partially offset by a lower weighted average interest rate in the 2015 period.

We recorded a $726 loss on early extinguishment of debt in the first quarter of 2014 in connection with amending the terms of our revolving credit facility and term loan.

We recognized lower state income taxes during the 2015 period primarily due to decreased taxable income in certain jurisdictions.

Equity in earnings of an investee represents our proportionate share of earnings of AIC.

We recorded an $11,015 gain on sale of real estate in the second quarter of 2015 in connection with the sale of five travel centers in June 2015.  We recorded a $130 gain on sale of real estate in the second quarter of 2014 in connection with the sale of our Sonesta ES Suites® hotel in Myrtle Beach, SC in April 2014.

The increases in net income, net income available for common shareholders and net income available for common shareholders per common share in the six months ended June 30, 2015, compared to the prior year period, are primarily a result of the changes discussed above.

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our Managers and Tenants

As of June  30, 2015,  291 of our hotels are included in one of seven portfolio agreements and two hotels are not included in a portfolio and are leased to hotel operating companies. Our 191 owned travel centers are leased under five portfolio agreements. All costs of operating and maintaining our properties are paid by the hotel managers as agents for us or by our tenants for their own account. Our hotel managers and tenants derive their funding for property operating expenses and for returns and rents due to us generally from property operating revenues and, to the extent that these parties themselves fund our minimum returns and minimum rents, from their separate resources. Our hotel managers and tenants are Marriott, InterContinental, Sonesta, Wyndham, Hyatt, Carlson and Morgans. Our travel centers are leased to TA.

We define coverage for each of our hotel management agreements or leases as total property level revenues minus FF&E reserve escrows, if any, and all property level expenses which are not subordinated to the minimum returns and minimum rents due to us divided by the minimum returns or minimum rent payments due to us. More detail regarding coverage, guarantees and other features of our hotel operating agreements is presented in the tables and related notes on pages 37 through 39. For the twelve months ended June  30, 2015,  three of our nine hotel operating agreements, representing 15% of our total annual minimum returns and minimum rents, generated coverage of less than 1.0x (with a range among those three hotel operating agreements of 0.50x to 0.85x).

We define coverage for our travel center leases as property level revenues minus all property level expenses divided by the minimum rent payments due to us.  During the twelve months ended June 30, 2015, the operating results from our 191 properties in our five travel center leases generated coverage of 1.93x. Because a large percentage of TA’s business is conducted at properties leased from us, property level rent coverage may not be an appropriate way to evaluate TA’s ability to pay rents due to us. We believe property level rent coverage is nonetheless one useful indicator of the performance and value of our properties as we believe it is what an operator interested to acquire these properties or the leaseholds might use to evaluate the contribution of these properties to their earnings before corporate level expenses.

Three hundred fifteen (315) of our properties, representing 60% of our total historical investments at cost as of June  30, 2015, are operated under 10 management arrangements or leases which are subject to full or limited guarantees. These guarantees may provide us with continued payments if the property level cash flows fail to equal or exceed guaranteed amounts due to us. Our minimum returns and minimum rents for 93 hotels, representing 19% of our total historical investments at cost as of June 30, 2015, are secured by a security deposit which we control. Some of our managers and tenants, or their affiliates, may also supplement cash flow from our properties in order to make payments to us and preserve their rights to continue operating our properties even if they are not required to do so by guarantees. Guarantee payments, security deposit applications or supplemental payments to us, if any, made under any of our management agreements or leases do not subject us to repayment obligations, but, under some of our agreements, the manager or tenant may recover these guarantee or supplemental payments and the security deposits may be replenished from the subsequent cash flows from our properties after our future minimum returns and minimum rents are paid.

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

Our Operating Liquidity and Capital Resources

Our principal source of funds for current expenses and distributions to shareholders are minimum returns from our managed hotels and minimum rents from our leased hotels and travel centers. We receive minimum returns and minimum rents from our managers and tenants monthly. We receive additional returns, percentage returns and rents and our share of the operating profits of our managed hotels after payment of management fees and other deductions, if any, either monthly or quarterly, and these amounts are usually subject to annual true up. This flow of funds has historically been sufficient for us to pay our operating expenses, interest expense on our debt and distributions to shareholders. We believe that our operating cash flow will be sufficient to meet our operating expenses, interest expense and distributions to our shareholders for the next twelve months and the foreseeable future thereafter. However, as a result of economic conditions or otherwise, our managers and tenants may become unable to pay minimum returns and minimum rents to us when due, in which case our cash flow and net income will decline and we may need to reduce the amount of, or even eliminate, our distributions to common shareholders.

Changes in our cash flows for the six months ended June 30, 2015 compared to the same period in 2014 were as follows: (1) cash flow provided by operating activities increased from $217,102 in 2014 to $252,057 in 2015; (2) cash used in investing activities increased from $148,951 in 2014 to $387,712 in 2015; and (3) cash flows from financing activities changed from $75,131 of cash used in financing activities in 2014 to $142,216 of cash provided by financing activities in 2015.

The increase in cash provided by operating activities for the six months ended June 30, 2015 as compared to the prior year period is due primarily to an increase in the minimum returns and rents paid to us due to our funding of improvements to our hotels and travel centers, the improved operating performance at certain of our hotels, our acquisitions since January 1, 2014, an increase in security deposit replenishments and other favorable changes in working capital, partially offset by higher FF&E reserve contributions. The increase in cash used in investing activities for the six months ended June 30, 2015 as compared to the prior year period is primarily due to an increase in real estate acquisitions, partially offset by an increase in proceeds from the sale of real estate. The change in cash flows provided by (used in) financing activities for the six months ended June 30, 2015 as compared to the prior year period is primarily due to higher net borrowings.

We maintain our status as a REIT under the Internal Revenue Code of 1986, as amended, by meeting certain requirements. As a REIT, we do not expect to pay federal income taxes on the majority of our income; however, the income realized by our TRSs in excess of the rent they pay to us is subject to U.S. federal income tax at corporate tax rates. In addition, the income we receive from our hotels in Canada and Puerto Rico is subject to taxes in those jurisdictions and we are subject to taxes in certain states where we have properties despite our REIT status.

Our Investment and Financing Liquidity and Capital Resources

Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the six months ended June 30, 2015, our hotel managers and hotel tenants deposited $31,091 to these accounts and $30,678 was spent from the FF&E reserve escrow accounts to renovate and refurbish our hotels.  As of June 30, 2015, there was $39,106 on deposit in these escrow accounts, which was held directly by us and is reflected in our condensed consolidated balance sheets as restricted cash.

Our hotel operating agreements generally provide that, if necessary, we may provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. To the extent we make such additional fundings, our annual minimum returns or minimum rents generally increase by a percentage of the amount we fund. During the six months ended June 30, 2015, we funded $31,306 for capital improvements in excess of FF&E reserve fundings available from hotel operations to our hotels as follows:

•

During the six months ended June 30, 2015, we funded $1,711 for capital improvements to hotels included in our Marriott No. 1 agreement using cash on hand and borrowings under our unsecured revolving credit facility. We currently expect to fund approximately $2,000 for capital improvements under this agreement during the remainder of 2015 using existing cash balances or borrowings under our unsecured revolving credit facility. As we fund these improvements, the minimum return payable to us increases.

•

During the six months ended June 30, 2015, we funded $3,000 for capital improvements to hotels included in our Marriott No. 234 agreement using cash on hand and borrowings under our unsecured revolving credit facility.  We currently expect to fund approximately $6,500 for capital improvements under this agreement during the remainder of 2015 using existing cash balances or borrowings under our unsecured revolving credit facility. As we fund these improvements, the minimum return payable to us increases.

•

We currently expect to fund approximately $34,750 for capital improvements under our InterContinental agreement during the remainder of 2015 and 2016 using existing cash balances or borrowings under our unsecured revolving credit facility.  We did not make any of these fundings during the six months ended June 30, 2015.  As we fund these improvements, the minimum return payable to us increases.

•

Our Sonesta management agreements do not require FF&E escrow deposits. Under our Sonesta agreement, we are required to fund capital expenditures made at our hotels. During the six months ended June 30, 2015, we funded $23,909 for renovations and other capital improvements to hotels included in our Sonesta agreement using cash on hand and borrowings under our unsecured revolving credit facility.  We currently expect to fund approximately $48,851 during the remainder of 2015 and in 2016 using existing cash balances or borrowings under our unsecured revolving credit facility. As we fund these improvements, the minimum returns payable to us increase to the extent amounts funded exceed threshold amounts, as defined in our Sonesta agreement.

•

Our Wyndham agreement requires FF&E escrow deposits only if there is excess cash flow after payment of our minimum returns.  No FF&E escrow deposits were required during the six months ended June 30, 2015.  During the six months ended June 30, 2015, we funded $3,446 for renovations and other capital improvements to hotels included in our Wyndham agreement using existing cash balances and borrowings under our unsecured revolving credit facility.  We currently expect to fund approximately $5,554 for capital improvements under this agreement during the remainder of 2015 using existing cash balances or borrowings under our unsecured revolving credit facility. As we fund these improvements, the minimum return payable to us increases.

Our travel center leases with TA do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components. Under all of our leases with TA, TA may request that we purchase qualifying capital improvements to the leased facilities in return for minimum rent increases. However, TA is not obligated to request and we are not obligated to purchase any such improvements. We funded $40,415 for purchases of capital improvements under these lease provisions during the six months ended June 30, 2015, resulting in TA’s annual minimum rent payable to us increasing by $3,435 pursuant to the leases.

On each of January 15, 2015, April 15, 2015 and July 15, 2015, we paid a $0.4453 per share distribution, or $5,166, to our Series D preferred shareholders. We funded these distributions using cash on hand and borrowings under our unsecured revolving credit facility.

On February 24, 2015, we paid a $0.49 per share distribution, or $73,466, to our common shareholders.  On May 21, 2015, we paid a $0.50 per share distribution, or $74,981, to our common shareholders.    We funded these distributions using cash on hand and borrowings under our unsecured revolving credit facility.  On July 13, 2015, we declared a $0.50 per share distribution, or $75,743, to our common shareholders of record as of July 24, 2015.  We expect to pay this amount on or about August 20, 2015 using cash on hand and borrowings under our unsecured revolving credit facility.

On March 16, 2015, we acquired a 300 room hotel located in Rosemont, IL for $35,500, excluding related acquisition costs.  We funded this acquisition using cash on hand and borrowings under our unsecured revolving credit facility.

On April 28, 2015, we acquired a land parcel adjacent to one of our hotels for $750, excluding related acquisition costs.  We funded this acquisition using cash on hand.

On May 15, 2015, we acquired a 364 room full service hotel located in Denver, CO for $77,250,  excluding related acquisition costs.  We funded this acquisition using cash on hand and borrowings under our unsecured revolving credit facility.

In June 2015, in a series of transactions, we purchased from TA 12 travel centers it owned and certain assets it owned at 10 properties TA leased from us for $227,877. We funded these acquisitions using cash on hand and borrowings under our unsecured revolving credit facility.

On June 9, 2015 we sold five TA branded travel centers for net proceeds of $45,042.  As a result of this sale, we recorded an $11,015 gain on sale of real estate in the three months ended June 30, 2015.  Net proceeds from the sale were used to partially fund our acquisition of the travel centers noted above.

On June 5, 2015, we acquired 5,019,121 shares of RMR Inc. for $55,922, excluding transaction costs. As payment for the RMR Inc. shares, we issued 1,490,000 of our common shares valued at the volume weighted average trading prices during the 20 days prior to the acquisition and funded the remainder of the purchase price with cash on hand.  Through our acquisition of the RMR Inc. shares, we indirectly acquired an economic ownership of 16.2% of our manager RMR LLC.  We have agreed to distribute approximately half of the RMR Inc. shares we acquired to our shareholders as a special distribution, and RMR Inc. agreed to facilitate this distribution by filing a registration statement with the SEC to register those shares to be distributed and by seeking a listing of those shares on a national stock exchange.  We will not distribute our RMR Inc. shares until such a registration statement is declared effective by the SEC.

On July 23, 2015, we acquired a portfolio of nine extended stay hotels with 1,094 suites located in eight states for $85,000, excluding closing costs.  We funded this acquisition using cash on hand and borrowings under our unsecured revolving credit facility.

In order to fund capital improvements to our properties and acquisitions and to meet cash needs that may result from timing differences between our receipt of returns and rents and our need or desire to pay operating expenses, debt service and distributions, as of June 30, 2015, we maintained a $750,000 unsecured revolving credit facility.

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

The interest rate paid on borrowings under the unsecured revolving credit facility is LIBOR plus a premium, which was 110 basis points as of June 30, 2015, and the facility fee on the total amount of lending commitments under the unsecured revolving credit facility was 20 basis points per annum as of June 30, 2015. The interest rate paid on borrowings under the unsecured term loan is LIBOR plus a premium, which was 120 basis points as of June 30, 2015. Both the interest rate premiums and the facility fee are subject to adjustment based upon changes to our credit ratings. As of June 30, 2015, and August 9, 2015, we had $319,000 and $334,000, respectively, outstanding under our unsecured revolving credit facility.  As of June 30, 2015, the annual interest rate for the amount outstanding under our unsecured revolving credit facility was 1.29%.    As of both June 30, 2015 and August 9, 2015, we had $400,000 outstanding under our unsecured term loan. As of June 30, 2015, the annual interest rate for the amount outstanding under our unsecured term loan was 1.38%.

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

Our term debt maturities (other than our unsecured revolving credit facility and unsecured term loan) as of June 30, 2015 were as follows: $275,000 in 2016, $300,000 in 2017, $350,000 in 2018, $500,000 in 2022, $300,000 in 2023, $350,000 in 2024, $350,000 in 2025 and $8,478 in 2027. Our $8,478 of 3.8% convertible senior unsecured notes due 2027 are convertible into our common shares, if certain conditions are met (including certain changes in control), into cash equal to the principal amount of the notes and, to the extent the market price of our common shares exceeds the exchange price of $50.50 per share, subject to adjustment, either cash or our common shares at our option with a value based on such excess amount. Holders of our convertible senior unsecured notes may require us to repurchase all or a portion of the notes on March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events. None of our other debt obligations require principal or sinking fund payments prior to their maturity dates.

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

Off Balance Sheet Arrangements

As of June  30, 2015, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

Our debt obligations at June  30, 2015 consist of outstanding borrowings under our $750,000 unsecured revolving credit facility, our $400,000 unsecured term loan and $2,433,478 of publicly issued unsecured term debt and convertible notes. Our publicly issued unsecured term debt and convertible notes are governed by an indenture.  Our credit agreement for our unsecured revolving credit facility and unsecured term loan and our senior unsecured notes and convertible notes indenture and its supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business manager.  Our credit agreement for our unsecured revolving credit facility and unsecured term loan and our senior unsecured notes indenture and its related supplements also contain covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, require us to maintain a minimum net worth, restrict our ability to make distributions under certain circumstances and require us to maintain various financial ratios. As of June  30, 2015, we believe we were in compliance with all of the covenants under our credit agreement for our unsecured revolving credit facility and unsecured term loan and our senior unsecured notes indenture and its related supplements.

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

Management Agreements, Leases and Operating Statistics (dollar amounts in thousands)

As of June  30, 2015, 291 of our hotels are included in one of seven portfolio agreements and two hotels are not included in a portfolio and are leased to hotel operating companies. Our 191 travel centers are leased under five portfolio agreements. Our hotels are managed by or leased to separate affiliates of InterContinental, Marriott, Hyatt, Carlson, Sonesta, Wyndham and Morgans under nine agreements. Our 191 travel centers are leased to and operated by TA under five agreements.

The table and related notes on pages 37 to 39 summarize significant terms of our leases and management agreements as of June  30, 2015. The tables on pages 37 and 40 also include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include coverage of our minimum returns or minimum rents and occupancy, ADR and RevPAR for our hotel properties. We consider these statistics and the management agreement or lease security features also presented in the tables on the following pages to be important measures of our managers’ and tenants’ success in operating our properties and their ability to continue to pay us.  However, none of this third party reported information is a direct measure of our financial performance and we have not independently verified this data.

					Rent / Return Coverage (3)
		Number of		Annual	Three Months Ended		Twelve Months Ended
Operating Agreement	Number of	Rooms /		Minimum	June 30,		June 30,
Reference Name	Properties	Suites	Investment (1)	Return/Rent (2)	2015	2014	2015	2014
Marriott (No. 1) (4)	53	7,610	$686,412	$68,147	1.61x	1.41x	1.26x	1.09x
Marriott (No. 234) (5)	68	9,120	999,939	106,198	1.26x	1.09x	1.05x	0.92x
Marriott (No. 5) (6)	1	356	90,078	10,116	0.50x	0.36x	0.50x	0.32x
Subtotal / Average Marriott	122	17,086	1,776,429	184,461	1.34x	1.17x	1.09x	0.95x
InterContinental (7)	93	14,182	1,545,639	149,778	1.32x	1.19x	1.16x	1.05x
Sonesta(8)	22	4,728	966,193	73,385	1.02x	0.73x	0.62x	0.41x
Wyndham (9)	22	3,579	378,905	27,695	1.30x	1.05x	0.85x	0.49x
Hyatt (10)	22	2,724	301,942	22,037	1.36x	1.18x	1.00x	0.90x
Carlson (11)	11	2,090	209,895	12,920	1.49x	1.14x	1.25x	0.93x
Morgans (12)	1	372	120,000	7,595	1.01x	1.08x	1.08x	1.03x
Subtotal / Average Hotels	293	44,761	5,299,003	477,871	1.28x	1.10x	1.03x	0.88x
TA (No. 1) (13)	39	N/A	619,221	47,849	1.73x	1.70x	1.84x	1.51x
TA (No. 2) (14)	37	N/A	558,084	43,192	1.71x	1.76x	1.96x	1.66x
TA (No. 3) (15)	38	N/A	576,189	48,919	1.80x	1.93x	2.04x	1.79x
TA (No. 4) (16)	37	N/A	506,654	44,863	1.76x	1.91x	2.00x	1.72x
TA (No. 5) (17)	40	N/A	798,805	62,140	1.67x	1.69x	1.87x	1.57x
Subtotal / Average TA	191	N/A	3,058,953	246,963	1.73x	1.79x	1.93x	1.64x
Total / Average	484	44,761	$8,357,956	$724,834	1.43x	1.33x	1.33x	1.14x

(1)

Represents the historical cost of our properties plus capital improvements funded by us less impairment writedowns, if any, and excludes capital improvements made from FF&E reserves funded from hotel operations.

(2)

Each of our management agreements or leases provides for payment to us of an annual minimum return or minimum rent, respectively. Certain of these minimum payment amounts are secured by full or limited guarantees or security deposits as more fully described below. In addition, certain of our hotel management agreements provide for payment to us of additional amounts to the extent of available cash flow as defined in the management agreement. Payments of these additional amounts are not guaranteed or secured by deposits.  Annual minimum rent amounts exclude adjustments necessary to record rent on a straight line basis.

(3)

We define coverage as combined total property level revenues minus the required FF&E reserve escrows, if any, and all property level expenses which are not subordinated to minimum returns and minimum rent payments to us (which data is provided to us by our managers or tenants), divided by the minimum return or minimum rent payments due to us. Coverage amounts for our Sonesta, Wyndham, InterContinental and TA agreements include data for periods prior to our ownership of certain properties.

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

One Marriott branded hotel with a carrying value of $4,143 was removed from held for sale status in May 2015.  We are no longer marketing this hotel for sale and are currently evaluating renovation alternatives for this hotel.

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

We originally held a security deposit of $64,700 under this agreement.  As of June 30, 2015, the available balance of this security deposit was $780.  This security deposit may be replenished from future cash flows from these hotels in excess of our minimum return and certain management fees.  Marriott has also provided us with a $40,000 limited guaranty for payment shortfalls up to 90% of our minimum return after the available security deposit has been depleted, which expires in 2019.  As of June 30, 2015, the available Marriott guaranty was $30,672.

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

(7)

We lease 92 InterContinental branded hotels (19 Staybridge Suites®, 61 Candlewood Suites®, two InterContinental®, seven Crowne Plaza® and three Holiday Inn® hotels) in 27 states in the U.S. and Ontario, Canada to one of our TRSs.  These 92 hotels are managed by subsidiaries of InterContinental under a combination management agreement.  On May 15, 2015, we amended the agreement to include a Crowne Plaza® branded hotel in Denver, CO (which is included in the 92 hotels noted in the prior sentence).  We lease one additional InterContinental® branded hotel in Puerto Rico to a subsidiary of InterContinental. The annual minimum return amount presented in the table on page 37 includes $7,848 of minimum rent related to the leased Puerto Rico hotel.  The management agreement and the lease expire in 2036; InterContinental has two renewal options for 15 years each for all, but not less than all, of the hotels.

We originally held a security deposit of $73,872 under this agreement.  As of June 30, 2015, we have applied $32,621 of the security deposit to cover shortfalls in the payments of our minimum return and rent.  As of June 30, 2015, the balance of this security deposit was $41,251.  This security deposit may be replenished and increased up to $100,000 from future cash flows from these hotels in excess of our minimum return and rent and certain management fees.

Under this agreement, InterContinental is required to maintain a minimum security deposit of $37,000. On January 6, 2014, we entered into a letter agreement with InterContinental under which the minimum security deposit balance required to be maintained during 2015 will be reduced by two dollars for every dollar of additional security deposit InterContinental provides to us.  As of June 30, 2015, InterContinental had provided us $2,772 of additional security deposits, which reduced the minimum security deposit amount required to $31,456.  We returned this additional security deposit to InterContinental in July 2015.     In addition to our minimum return, this management agreement provides for an annual additional return payment to us of $12,067 to the extent of available cash flow after payment of hotel operating expenses, funding of the required FF&E reserve, if any, payment of our minimum return, payment of certain management fees and replenishment and expansion of the security deposit.

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

(9)

We lease our 22 Wyndham branded hotels (six Wyndham Hotels and Resorts® and 16 Hawthorn Suites® hotels) in 14 states to one of our TRSs.  The hotels are managed by a subsidiary of Wyndham under a combination management agreement which expires in 2038; Wyndham has two renewal options for 15 years each for all, but not less than all, of the hotels.  We also lease 48 vacation units in one of the hotels to Wyndham Vacation under a lease that expires in 2037; Wyndham Vacation has two renewal options for 15 years each for all, but not less than all, of the vacation units.  The lease is guaranteed by Wyndham and provides for rent increases of 3% per annum. The annual minimum return amount presented in the table on page 37 includes $1,326 of minimum rent related to the Wyndham Vacation lease.

We had a guaranty of $35,656 under this agreement for payment shortfalls of minimum return, subject to an annual payment limit of $17,828.  As of June 30, 2015, the available Wyndham guaranty was $4,679.  This guaranty expires in 2020.

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

We originally had a guaranty of $50,000 under this agreement for payment shortfalls of our minimum return.  As of June 30, 2015, the available Hyatt guaranty was $13,962.  The guaranty is limited in amount but does not expire in time and may be replenished from future cash flows from the hotels in excess of our minimum return.

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

We originally had a limited guaranty of $40,000 under this agreement for payment shortfalls of our minimum return.  As of June 30, 2015, the available Carlson guaranty was $23,799.  The guaranty is limited in amount but does not expire in time and may be replenished from future cash flows from the hotels in excess of our minimum return.

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

(13)

We lease 39 travel centers (36 TravelCenters of America® branded travel centers and three Petro Stopping Centers® branded travel centers) in 29 states to a subsidiary of TA under a lease that expires in 2029; TA has two renewal options for 15 years each for all, but not less than all, of these travel centers.  In addition to the payment of our minimum rent, this lease agreement provides for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2015 non-fuel revenues). TA’s previously deferred rent obligation of $27,421 of $107,085 is due at the expiration of the initial term of this lease. This lease is guaranteed by TA.

(14)

We lease 37 TravelCenters of America® branded travel centers in 27 states to a subsidiary of TA under a lease that expires in 2028; TA has two renewal options for 15 years each for all, but not less than all, of these travel centers.  In addition to the payment of our minimum rent, this lease agreement provides for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2015 non-fuel revenues). TA’s previously deferred rent obligation of $29,107 of $107,085 is due at the expiration of the initial term of this lease. This lease is guaranteed by TA.

(15)

We lease 38 TravelCenters of America® branded travel centers in 29 states to a subsidiary of TA under a lease that expires in 2026; TA has two renewal options for 15 years each for all, but not less than all, of these travel centers.  In addition to the payment of our minimum rent, this lease agreement provides for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2015 non-fuel revenues). TA’s previously deferred rent obligation of $29,324 of $107,085 is due at the expiration of the initial term of this lease. This lease is guaranteed by TA.

(16)

We lease 37 travel centers (35 TravelCenters of America® branded travel centers and two Petro Stopping Centers® branded travel centers) in 27 states to a subsidiary of TA under a lease that expires in 2030; TA has two renewal options for 15 years each for all, but not less than all, of these travel centers.  In addition to the payment of our minimum rent, this lease agreement provides for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2015 non-fuel revenues). TA’s previously deferred rent obligation of $21,233 of $107,085 is due at the expiration of the initial term of this lease. This lease is guaranteed by TA.

(17)

We lease 40 Petro Stopping Centers® branded travel centers in 25 states to a subsidiary of TA under a lease that expires in 2024; TA has two renewal options for 15 years each for all, but not less than all, of these travel centers.  In addition to the payment of our minimum rent, the amended lease agreement provides for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2012 non-fuel revenues).  We have agreed to waive payment of the first $2,500 of percentage rent that may become due under the TA No. 5 lease. We have waived $1,544 of percentage rent as of June 30, 2015.  TA’s previously deferred rent obligation of $42,915 is due at the expiration of this lease. This lease is guaranteed by TA.

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

		No. of
	No. of	Rooms /	Three Months Ended June 30, (1)			Six Months Ended June 30, (1)
	Hotels	Suites	2015	2014	Change	2015	2014	Change
ADR
Marriott (No. 1)	53	7,610	$130.28	$121.15	7.5%	$128.47	$120.30	6.8%
Marriott (No. 234)	68	9,120	128.14	117.86	8.7%	126.91	116.51	8.9%
Marriott (No. 5)	1	356	239.89	218.07	10.0%	237.77	221.41	7.4%
Subtotal / Average Marriott	122	17,086	131.60	121.65	8.2%	130.32	120.68	8.0%
InterContinental (1)	93	14,182	108.85	101.62	7.1%	109.53	101.86	7.5%
Sonesta (1)	22	4,728	159.92	151.95	5.2%	152.84	144.62	5.7%
Wyndham	22	3,579	102.79	91.76	12.0%	96.55	86.40	11.7%
Hyatt	22	2,724	108.35	102.42	5.8%	108.30	100.68	7.6%
Carlson	11	2,090	107.91	97.61	10.6%	108.06	97.58	10.7%
Morgans	1	372	257.54	250.67	2.7%	262.10	250.73	4.5%
All Hotels Total / Average	293	44,761	$123.20	$114.11	8.0%	$121.71	$112.63	8.1%

OCCUPANCY
Marriott (No. 1)	53	7,610	75.7%	75.2%	0.5 pts	70.4%	69.1%	1.3 pts
Marriott (No. 234)	68	9,120	79.5%	78.0%	1.5 pts	75.3%	74.5%	0.8 pts
Marriott (No. 5)	1	356	84.6%	87.1%	-2.5 pts	87.3%	84.8%	2.5 pts
Subtotal / Average Marriott	122	17,086	77.9%	77.0%	0.9 pts	73.4%	72.3%	1.1 pts
InterContinental (1)	93	14,182	86.2%	85.3%	0.9 pts	82.6%	82.2%	0.4 pts
Sonesta (1)	22	4,728	73.8%	63.7%	10.1 pts	68.2%	60.7%	7.5 pts
Wyndham	22	3,579	74.3%	73.1%	1.2 pts	70.5%	67.4%	3.1 pts
Hyatt	22	2,724	82.7%	82.1%	0.6 pts	79.0%	79.3%	-0.3 pts
Carlson	11	2,090	75.6%	74.5%	1.1 pts	74.4%	72.2%	2.2 pts
Morgans	1	372	92.8%	95.1%	-2.3 pts	90.5%	89.2%	1.3 pts
All Hotels Total / Average	293	44,761	80.1%	78.2%	1.9 pts	76.0%	74.4%	1.6 pts

RevPAR
Marriott (No. 1)	53	7,610	$98.62	$91.10	8.3%	$90.44	$83.13	8.8%
Marriott (No. 234)	68	9,120	101.87	91.93	10.8%	95.56	86.80	10.1%
Marriott (No. 5)	1	356	202.95	189.94	6.8%	207.57	187.76	10.6%
Subtotal / Average Marriott	122	17,086	102.52	93.67	9.4%	95.65	87.25	9.6%
InterContinental (1)	93	14,182	93.83	86.68	8.2%	90.47	83.73	8.0%
Sonesta (1)	22	4,728	118.02	96.79	21.9%	104.24	87.78	18.8%
Wyndham	22	3,579	76.37	67.08	13.8%	68.07	58.23	16.9%
Hyatt	22	2,724	89.61	84.09	6.6%	85.56	79.84	7.2%
Carlson	11	2,090	81.58	72.72	12.2%	80.40	70.45	14.1%
Morgans	1	372	239.00	238.39	0.3%	237.20	223.65	6.1%
All Hotels Total / Average	293	44,761	$98.68	$89.23	10.6%	$92.50	$83.80	10.4%

(1)	Operating data includes data for periods prior to our ownership of certain hotels.

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

Related Person Transactions

We have relationships and historical and continuing transactions with TA, Sonesta, RMR Inc., RMR LLC and others related to them, including with other companies to which RMR LLC provides management services and which have trustees, directors and officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc.  For further information about these and other such relationships and related person transactions, please see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, our 2014 Annual Report, our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders, our Current Reports on Form 8-K filed with the SEC on June 5, 8, 12, 22, 25 and July 28, 2015, and our other filings with the SEC.  In addition, please see the section captioned “Risk Factors” of our 2014 Annual Report for a description of risks that may arise as a result of these related person transactions and relationships.  Our filings with the SEC are available at the SEC’s website at www.sec.gov.  Copies of certain of our agreements with these related parties are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov.

We believe that our agreements with related persons are on commercially reasonable terms.  We also believe that our relationships with our related persons and their affiliated and related persons and entities benefit us and, in fact, provide us with competitive advantages in operating and growing our business.  We may engage in additional transactions with related persons, including TA, Sonesta and businesses to which RMR LLC or its affiliates provide management services.

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

Non-GAAP Measures

Funds From Operations Available for Common Shareholders and Normalized Funds From Operations Available for Common Shareholders

We calculate funds from operations available for common shareholders, or FFO, and Normalized FFO available for common shareholders as shown below.  FFO available for common shareholders is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income available for common shareholders, calculated in accordance with GAAP, excluding any gain or loss on sale of properties, loss on impairment of real estate assets, plus real estate depreciation and amortization, as well as certain other adjustments currently not applicable to us.  Our calculation of Normalized FFO available for common shareholders differs from NAREIT’s definition of FFO because we include estimated percentage rent in the period to which we estimate that it relates rather than when it is recognized as income in accordance with GAAP, we include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP and we exclude acquisition related costs and losses on early extinguishment of debt.  We consider FFO available for common shareholders and Normalized FFO available for common shareholders to be appropriate measures of operating performance for a REIT, along with net income, net income available for common shareholders, operating income and cash flow from operating activities.  We believe that FFO available for common shareholders and Normalized FFO available for common shareholders provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO available for common shareholders and Normalized FFO available for common shareholders may facilitate a comparison of our operating performance between periods and with other REITs.  FFO available for common shareholders and Normalized FFO available for common shareholders are among the factors considered by our Board of Trustees when determining the amount of distributions to shareholders.  Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our unsecured revolving credit facility and unsecured term loan agreement and public debt covenants, the availability of debt and equity capital, our expectation of our future capital requirements and operating performance, and our expected needs for and availability of cash to pay our obligations. FFO available for common shareholders and Normalized FFO available for common shareholders do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, operating income, net income available for common shareholders or cash flow from operating activities determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs.  These measures should be considered in conjunction with net income, operating income, net income available for common shareholders and cash flow from operating activities as presented in our condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows.  Other real estate companies and REITs may calculate FFO available for common shareholders and Normalized FFO available for common shareholders differently than we do.

Our calculations of FFO available for common shareholders and Normalized FFO available for common shareholders for the three and six months ended June  30, 2015 and 2014 and reconciliations of FFO available for common shareholders and Normalized FFO available for common shareholders to net income available for common shareholders, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, appear in the following table (amounts in thousands, except per share amounts):

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2015	2014	2015	2014
Net income available for common shareholders		$77,980	$48,749	$114,395	$81,133
Add: (Less):	Depreciation and amortization expense	80,582	78,763	159,551	157,050
	Gain on sale of real estate (1)	(11,015)	(130)	(11,015)	(130)
FFO available for common shareholders		147,547	127,382	262,931	238,053
Add: (Less):	Acquisition related costs (2)	797	162	1,135	223
	Deferred percentage rent (3)	(1,240)	698	-	1,572
	Estimated business management incentive fees (4)	(205)	1,445	8,822	2,173
	Loss on early extinguishment of debt (5)	-	-	-	726
Normalized FFO available for common shareholders		$146,899	$129,687	$272,888	$242,747

Weighted average shares outstanding (basic)		150,260	149,610	150,028	149,591
Weighted average shares outstanding (diluted) (6)		150,292	149,789	150,594	149,740

Basic and diluted per common share amounts:
	FFO available for common shareholders (basic and diluted)	$0.98	$0.85	$1.75	$1.59
	Normalized FFO available for common shareholders (basic)	$0.98	$0.87	$1.82	$1.62
	Normalized FFO available for common shareholders (diluted)	$0.98	$0.87	$1.81	$1.62
Distributions declared per share		$0.50	$0.49	$0.99	$0.97

(1)

We recorded a $11,015 gain on sale of real estate in the second quarter of 2015 in connection with the sale of five travel centers.  We recorded a $130 gain on sale of real estate in the second quarter of 2014 in connection with the sale of one hotel.

(2)	Represents costs associated with our acquisition activities.
(3)

In calculating net income in accordance with GAAP, we generally recognize percentage rental income received for the first, second and third quarters in the fourth quarter, which is when all contingencies have been met and the income is earned. In calculating net income in accordance with GAAP for the second quarter of 2015, we recognized $2,048 of percentage rent as a result of our lease modifications with TA.  The second quarter 2015 Normalized FFO available for common shareholders calculations exclude the $1,240 of percentage rent that was included in the first quarter 2015 calculation of Normalized FFO available for common shareholders.

(4)

Estimated incentive fees under our business management agreement calculated based on common share total return, as defined,  are included in general and administrative expense in our condensed consolidated financial statements.  In 2014, this incentive fee was payable in our common shares; in 2015 any such fees will be payable in cash.  In calculating net income in accordance with GAAP, we recognize estimated business management incentive fee expense, if any, each quarter.  Although we recognizes this expense, if any, each quarter for purposes of calculating net income, we do not include these amounts in the calculation of Normalized FFO available for common shareholders until the fourth quarter, which is when the actual expense amount for the year is determined. During the three months ended June 30, 2015, we reversed $205 of incentive fees accrued in the first quarter of 2015.  We recorded $1,445 of estimated business management incentive fees during the three months ended June 30, 2014.  We recorded $8,822 and $2,173 of estimated business management incentive fees during the six months ended June 30, 2015 and 2014, respectively.

(5)

We recorded a $726 loss on early extinguishment of debt in the first quarter of 2014 in connection with amending the terms of our unsecured revolving credit facility and unsecured term loan and the redemption of our 7.875% senior unsecured notes due 2014.

(6)

Represents weighted average common shares adjusted to reflect the potential dilution of unvested share awards and contingently issuable common shares under our business management agreement with RMR LLC.

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

As of June 30, 2015, our outstanding publicly tradable debt consisted of seven issues of fixed rate, senior unsecured notes and one issue of fixed rate, convertible senior unsecured notes:

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

Except as described in note 1 to the table above, no principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are 100 basis points higher than the rates shown above, our per annum interest cost would increase by approximately $24,335. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at June 30, 2015, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point increase in interest rates would change the fair value of those debt obligations by approximately $91,749. Changes in the trading price of our common shares may also affect the fair value of our convertible senior unsecured notes.

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

At June 30, 2015, our floating rate debt consisted of $319,000 outstanding under our $750,000 unsecured revolving credit facility and our $400,000 unsecured term loan. The maturity date of our unsecured revolving credit facility is July 15, 2018, and subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the stated maturity by one year to July 15, 2019. The maturity date of our unsecured term loan is April 15, 2019. No principal repayments are required under our unsecured revolving credit facility prior to maturity, and repayments may be made, and redrawn subject to conditions at any time without penalty.  No principal prepayments are required under our unsecured term loan prior to maturity and repayments may be made subject to conditions at any time without penalty, but after amounts outstanding under our unsecured term loan are repaid, amounts may not be redrawn. Borrowings under our unsecured revolving credit facility and unsecured term loan are in U.S. dollars and bear interest at LIBOR plus premiums that are subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR.  In addition, upon renewal or refinancing of our unsecured revolving credit facility or our unsecured term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of this floating rate debt but would affect our operating results.

The following table presents the impact a 100 basis points increase in interest rates would have on our annual floating rate interest expense as of June 30, 2015:

	Impact of Increase in Interest Rates
	Interest Rate	Outstanding	Total Interest	Annual Per Common
	Per Year (1)	Debt	Expense Per Year	Share Impact (2)
At June 30, 2015	1.34%	$719,000	$9,635	$0.06
100 basis point increase	2.34%	$719,000	$16,825	$0.11

(1)	Weighted average based on the outstanding borrowings as of June 30, 2015.
(2)	Based on weighted average shares outstanding for the six months ended June 30, 2015.

The following table presents the impact that a 100 basis point increase in interest rates would have on our annual floating rate interest expense at June 30, 2015 if we were fully drawn on our unsecured revolving credit facility and unsecured term loan remained outstanding:

	Impact of Increase in Interest Rates
	Interest Rate	Outstanding	Total Interest	Annual Per Common
	Per Year (1)	Debt	Expense Per Year	Share Impact(2)
At June 30, 2015	1.32%	$1,150,000	$15,180	$0.10
100 basis point increase	2.32%	$1,150,000	$26,680	$0.18

(1)	Weighted average based on the (assuming fully drawn) outstanding borrowings as of June 30, 2015.
(2)	Based on weighted average shares outstanding for the six months ended June 30, 2015.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10‑Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	OUR HOTEL MANAGERS’ OR TENANTS’ ABILITIES TO PAY THE CONTRACTUAL AMOUNTS OF RETURNS OR RENTS DUE TO US,

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

•	OUR INTENT TO MAKE IMPROVEMENTS TO CERTAIN OF OUR PROPERTIES AND THE SUCCESS OF OUR HOTEL RENOVATION PROGRAM,

•	OUR ABILITY TO MAKE ACQUISITIONS OF PROPERTIES AND OTHER INVESTMENTS,

•	OUR ABILITY TO RETAIN QUALIFIED MANAGERS AND TENANTS FOR OUR HOTELS AND TRAVEL CENTERS ON SATISFACTORY TERMS,

•	OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR UNSECURED REVOLVING CREDIT FACILITY,

•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•	OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS,

•	THE ABILITY OF TA TO PAY CURRENT AND DEFERRED RENT AMOUNTS DUE TO US,

•	OUR EXPECTATION THAT WE WILL BENEFIT FROM OUR OWNERSHIP OF RMR INC.,

•	OUR EXPECTATION THAT WE WILL BENEFIT FROM OUR OWNERSHIP OF AIC AND OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,

•	OUR TAX STATUS AS A REIT,

•	OUR EXPECTED DISTRIBUTION OF RMR INC. CLASS A COMMON STOCK TO OUR SHAREHOLDERS, AND

•	OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FFO AVAILABLE FOR COMMON

SHAREHOLDERS, NORMALIZED FFO AVAILABLE FOR COMMON SHAREHOLDERS, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

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

•	LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES,

•	ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL, AND

•	ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, TA, SONESTA, RMR INC., RMR LLC, AIC AND THEIR RELATED PERSONS AND ENTITIES.

FOR EXAMPLE:

•

OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS AND TO MAKE PAYMENTS OF PRINCIPAL AND INTEREST ON OUR INDEBTEDNESS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS AND THE CAPITAL COSTS WE INCUR TO MAINTAIN OUR PROPERTIES. WE MAY BE UNABLE TO PAY OUR DEBT OBLIGATIONS OR TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS ON OUR COMMON AND PREFERRED SHARES AND FUTURE DISTRIBUTIONS MAY BE REDUCED OR ELIMINATED,

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

•

WE EXPECT THAT MARRIOTT WILL PAY US UP TO 90% OF OUR MINIMUM RETURNS UNDER A LIMITED GUARANTY AFTER WE DEPLETE THE SECURITY DEPOSIT WE HOLD FOR ANY PAYMENT SHORTFALLS. THIS STATEMENT IMPLIES THAT MARRIOTT WILL FULFILL ITS OBLIGATION UNDER THIS GUARANTY OR THAT FUTURE SHORTFALLS IN THE MINIMUM RETURNS DUE TO US FROM OUR HOTELS MANAGED BY MARRIOTT WILL NOT EXHAUST THE GUARANTY OR SECURITY DEPOSIT WE HOLD. HOWEVER, THIS GUARANTY IS LIMITED IN AMOUNT AND EXPIRES ON DECEMBER 31, 2019, AND WE CAN PROVIDE NO ASSURANCE WITH REGARD TO MARRIOTT’S FUTURE ACTIONS OR THE FUTURE PERFORMANCE OF OUR HOTELS TO WHICH THE MARRIOTT LIMITED GUARANTY APPLIES OR AFTER MARRIOTT’S GUARANTY EXPIRES,

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

DEPOSIT WILL BE ADEQUATE TO COVER FUTURE SHORTFALLS IN THE MINIMUM RETURNS DUE TO US FROM OUR HOTELS MANAGED BY INTERCONTINENTAL,

•

WYNDHAM HAS AGREED TO PARTIALLY GUARANTEE ANNUAL MINIMUM RETURNS PAYABLE TO US BY WYNDHAM. WYNDHAM’S GUARANTEE IS LIMITED BY TIME TO ANNUAL MINIMUM RETURN PAYMENTS DUE THROUGH 2020, AND AS OF JUNE  30, 2015, IT IS LIMITED TO NET PAYMENTS FROM WYNDHAM OF $35.7 MILLION (OF WHICH $4.7 MILLION REMAINED AVAILABLE TO PAY US) AND IS SUBJECT TO AN ANNUAL PAYMENT LIMIT OF $17.8 MILLION. ACCORDINGLY, THERE IS NO ASSURANCE THAT WE WILL RECEIVE THE ANNUAL MINIMUM RETURNS DUE FROM OUR WYNDHAM MANAGED HOTELS DURING THE TERM OF OUR WYNDHAM AGREEMENT,

•

THE ANNUAL RENT DUE TO US UNDER A LEASE WITH A SUBSIDIARY OF MORGANS IS $7.6 MILLION, SUBJECT TO FUTURE INCREASES. WE CAN PROVIDE NO ASSURANCE THAT MORGANS WILL FULFILL ITS OBLIGATIONS UNDER THIS LEASE OR WITH REGARD TO THE FUTURE PERFORMANCE OF THE HOTEL WE LEASE TO MORGANS,

•

WE HAVE RECENTLY RENOVATED CERTAIN HOTELS AND ARE CURRENTLY RENOVATING ADDITIONAL HOTELS.  WE EXPECT TO FUND $97.7  MILLION FOR RENOVATIONS AND OTHER CAPITAL IMPROVEMENT COSTS OF OUR HOTELS DURING THE REMAINDER OF 2015 AND IN 2016.  THE COST OF CAPITAL PROJECTS ASSOCIATED WITH SUCH RENOVATIONS MAY BE GREATER THAN WE NOW ANTICIPATE. WHILE THE CAPITAL PROJECTS WILL CAUSE OUR CONTRACTUAL MINIMUM RETURNS TO INCREASE, THE HOTELS’ OPERATING RESULTS MAY NOT INCREASE OR MAY NOT INCREASE TO THE EXTENT THAT THE MINIMUM RETURNS INCREASE. ACCORDINGLY, COVERAGE OF OUR MINIMUM RETURNS AT THESE HOTELS MAY REMAIN DEPRESSED FOR AN EXTENDED PERIOD,

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

•

WE EXPECT TO ACQUIRE FROM AND LEASEBACK TO TA TWO ADDITIONAL TRAVEL CENTERS AND CERTAIN ASSETS AT A TRAVEL CENTER WE CURRENTLY LEASE TO TA FOR $51.5 MILLION LATER IN 2015.  THESE ACQUISITIONS ARE SUBJECT TO CONDITIONS.  THESE ACQUISITIONS MAY NOT OCCUR, MAY BE FURTHER DELAYED OR THEIR TERMS MAY CHANGE,

•

WE ALSO EXPECT TO ACQUIRE FROM AND LEASEBACK TO TA FIVE TRAVEL CENTERS WHICH TA IS DEVELOPING, AND THE PURCHASE AND LEASEBACK OF THESE FIVE TRAVEL CENTERS IS EXPECTED TO OCCUR AS DEVELOPMENT OF THESE TRAVEL CENTERS IS COMPLETED BEFORE JUNE 30, 2017.  TA HAS BEGUN CONSTRUCTION AT SOME, BUT NOT ALL, OF THESE TRAVEL CENTERS.  OBTAINING GOVERNMENTAL APPROVALS TO BUILD TRAVEL CENTERS IS OFTEN A COMPLEX AND TIME CONSUMING PROCESS.  WE CAN PROVIDE NO ASSURANCE THAT TA WILL OBTAIN ALL REQUIRED APPROVALS TO DEVELOP ALL FIVE TRAVEL CENTERS.  IF REQUIRED DEVELOPMENT APPROVALS ARE NOT OBTAINED OR IF CERTAIN TRAVEL CENTERS ARE NOT DEVELOPED FOR OTHER REASONS, WE MAY ACQUIRE LESS THAN FIVE TRAVEL CENTERS OR DIFFERENT TRAVEL CENTERS MAY BE AGREED FOR SALE AND LEASEBACK BETWEEN US AND TA.  IT IS DIFFICULT TO ESTIMATE THE COST TO DEVELOP NEW TRAVEL CENTERS.  WE AND TA HAVE AGREED THAT WE WILL PURCHASE THESE PROPERTIES FOR TA’S COST OF DEVELOPMENT, WHICH IS ESTIMATED TO BE UP TO APPROXIMATELY $118 MILLION, BUT THAT COST MAY BE MORE OR LESS THAN THE $118 MILLION ESTIMATE.  ALSO, CONSTRUCTION OF NEW TRAVEL CENTERS MAY BE DELAYED FOR VARIOUS REASONS SUCH AS LABOR STRIFE, WEATHER CONDITIONS, THE UNAVAILABILITY OF CONSTRUCTION MATERIALS, ETC.; AND THE PURCHASE AND LEASEBACK OF THESE TRAVEL CENTERS MAY BE DELAYED BEYOND JUNE 30, 2017,

•

THE PURCHASE PRICE WE PAID FOR THE RMR INC. SHARES AND OUR ECONOMIC OWNERSHIP INTEREST IN RMR LLC ARE STATED IN THIS QUARTERLY REPORT ON FORM 10-Q. AN IMPLICATION OF THESE STATEMENTS MAY BE THAT THE RMR INC. SHARES WE EXPECT TO DISTRIBUTE TO OUR SHAREHOLDERS WILL HAVE A MARKET VALUE AT LEAST EQUAL TO THE VALUE WE PAID FOR THE RMR INC. SHARES.  IN FACT, THE VALUE OF THE RMR INC. SHARES MAY BE DIFFERENT FROM THE PRICE WE PAID FOR THE RMR INC. SHARES.  THE MARKET VALUE OF THE RMR INC. SHARES WILL DEPEND UPON VARIOUS FACTORS, INCLUDING SOME THAT ARE BEYOND OUR CONTROL, SUCH AS MARKET CONDITIONS GENERALLY AT THE TIME THE RMR INC. SHARES ARE AVAILABLE FOR TRADING.  THERE CAN BE NO ASSURANCE PROVIDED REGARDING THE PRICE AT WHICH THE RMR INC. SHARES WILL TRADE IF AND WHEN THEY ARE DISTRIBUTED AND LISTED ON A NATIONAL STOCK EXCHANGE,

•

WE CURRENTLY EXPECT TO DISTRIBUTE HALF OF THE RMR INC. SHARES WE ACQUIRED TO OUR SHAREHOLDERS.  THE PROCESS OF PREPARING A REGISTRATION STATEMENT FOR THE DISTRIBUTION OF THE RMR INC. SHARES REQUIRES EXTENSIVE LEGAL AND ACCOUNTING SERVICES.  AFTER A REGISTRATION STATEMENT IS FILED BY RMR INC. WITH THE SEC, IT WILL BE SUBJECT TO REVIEW BY SEC STAFF, WHICH MAY TAKE CONSIDERABLE TIME.  THE LISTING OF THE RMR INC. SHARES ON A NATIONAL STOCK EXCHANGE WILL ALSO BE SUBJECT TO THE SATISFACTION OF THE LISTING REQUIREMENTS AND APPROVAL OF THE APPLICABLE STOCK EXCHANGE.  WE CAN PROVIDE NO ASSURANCE WHEN OR IF THE

REGISTRATION STATEMENT WILL BE DECLARED EFFECTIVE BY THE SEC, THAT THE RMR INC. SHARES WILL BE APPROVED FOR LISTING ON A NATIONAL STOCK EXCHANGE OR WHEN THE DISTRIBUTION OF THE RMR INC. SHARES WILL OCCUR, IF EVER,

•

THE BUSINESS MANAGEMENT AND PROPERTY MANAGEMENT AGREEMENTS BETWEEN US AND RMR LLC HAVE BEEN AMENDED AND EXTENDED FOR 20 YEAR TERMS. THE AMENDED MANAGEMENT AGREEMENTS INCLUDE TERMS WHICH PERMIT EARLY TERMINATION AND EXTENSIONS IN CERTAIN CIRCUMSTANCES.  ACCORDINGLY, THERE CAN BE NO ASSURANCE THAT THESE AGREEMENTS WILL REMAIN IN EFFECT FOR 20 YEARS OR FOR SHORTER OR LONGER TERMS,

•

AT JUNE 30, 2015, WE HAD $18.4 MILLION OF CASH AND CASH EQUIVALENTS, $431.0 MILLION AVAILABLE UNDER OUR $750.0 MILLION UNSECURED REVOLVING CREDIT FACILITY AND SECURITY DEPOSITS AND GUARANTEES COVERING SOME OF OUR MINIMUM RETURNS AND RENTS. THESE STATEMENTS MAY IMPLY THAT WE HAVE ABUNDANT WORKING CAPITAL AND LIQUIDITY. HOWEVER, OUR MANAGERS AND TENANTS MAY NOT BE ABLE TO FUND MINIMUM RETURNS AND RENTS DUE TO US FROM OPERATING OUR PROPERTIES OR FROM OTHER RESOURCES; IN THE PAST AND CURRENTLY CERTAIN OF OUR TENANTS AND HOTEL MANAGERS HAVE IN FACT NOT BEEN ABLE TO PAY THE MINIMUM AMOUNTS DUE TO US FROM THEIR OPERATIONS OF OUR LEASED OR MANAGED PROPERTIES. ALSO, THE SECURITY DEPOSITS AND GUARANTEES WE HAVE TO COVER ANY SUCH SHORTFALLS ARE LIMITED IN AMOUNT AND DURATION, AND ANY SECURITY DEPOSITS WE APPLY FOR SUCH SHORTFALLS DO NOT RESULT IN ADDITIONAL CASH FLOW TO US AS WE ALREADY RECEIVED THOSE FUNDS. FURTHER, OUR PROPERTIES REQUIRE, AND WE HAVE AGREED TO PROVIDE, SIGNIFICANT FUNDING FOR CAPITAL IMPROVEMENTS, RENOVATIONS AND OTHER MATTERS. ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL OR LIQUIDITY,

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

•	WE HAVE THE OPTION TO EXTEND THE MATURITY DATE OF OUR UNSECURED REVOLVING CREDIT FACILITY UPON PAYMENT OF A FEE AND MEETING CERTAIN CONDITIONS. HOWEVER, THE APPLICABLE CONDITIONS MAY NOT BE MET, AND

•	WE BELIEVE THAT OUR RELATIONSHIPS WITH OUR RELATED PARTIES, INCLUDING RMR LLC, RMR INC., TA, SONESTA, AIC, AND OTHERS AFFILIATED WITH THEM MAY BENEFIT US AND 50

PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS ACTS OF TERRORISM, NATURAL DISASTERS, CHANGES IN OUR MANAGERS’ OR TENANTS’ REVENUES OR EXPENSES, CHANGES IN OUR MANAGERS’ OR TENANTS’ FINANCIAL CONDITIONS OR THE MARKET DEMAND FOR HOTEL ROOMS OR FUEL, OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

THE INFORMATION CONTAINED ELSEWHERE IN THIS QUARTERLY REPORT ON FORM 10‑Q AND IN OUR 2014 ANNUAL REPORT OR IN OUR OTHER FILINGS WITH THE SEC, INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.

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

Part II Other Information

Item 1A. Risk Factors

Our business faces many risks, a number of which are described under the caption “Risk Factors” in our 2014 Annual Report and below. The risks so described may not be the only risks we face. Additional risks of which we are not yet aware, or that we currently believe are immaterial, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our 2014 Annual Report or described below occurs, our business, financial condition or results of operations could be adversely impacted and the trading price of our securities could decline. Investors and prospective investors should consider the risks described in our 2014 Annual Report and below and the information contained under the heading “Warning Concerning Forward Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities.

Our bylaws designate the Circuit Court for Baltimore City, Maryland or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our Trustees, officers, manager or agents.

Our bylaws currently provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim for breach of a duty owed by any Trustee, officer, manager, agent or employee of ours to us or our shareholders; (iii) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours arising pursuant to the Maryland General Corporation Law, our declaration of trust or bylaws brought by or on behalf of a shareholder; or (iv) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours that is governed by the internal affairs doctrine. This choice of forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our Trustees, officers, manager or agents, which may discourage lawsuits against us and our Trustees, officers, manager or agents. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of beneficial interest shall be deemed to have notice of and to have consented to this provision of our bylaws, as they may be amended from time to time. This provision of our bylaws does not abrogate or supersede other provisions of our bylaws dealing with certain disputes affecting us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 8,  May 7 and June 5, 2015, we issued 10,716, 10,388 and 11,004 of our common shares, respectively, to RMR LLC as payment of a portion of the management fee due to RMR LLC pursuant to our business management agreement with RMR LLC.  We issued these shares pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, or the Securities Act.

On June 5, 2015, we issued 1,490,000 of our common shares to RMR Inc. as payment, along with cash, for 5,019,121 shares of class A common stock of RMR Inc.  We issued these shares pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Item 5. Other Information

On August 7, 2015, our Board of Trustees approved amended and restated bylaws, effective that same date.

The amended and restated bylaws amend the share ownership requirements for shareholders seeking to nominate individuals for election to the Board of Trustees or propose other business to be considered by shareholders at an annual meeting of shareholders. Pursuant to the amended and restated bylaws, the proponent shareholder(s) must have each continuously owned (as defined in the amended and restated bylaws) our shares of beneficial interest entitled to vote in the election of Trustees or on a proposal of other business, for at least three years prior to each of the date of the giving of the notice of the proposed nomination or proposal of other business, the record date for determining the shareholders entitled to vote at the meeting and the time of the annual meeting, with the aggregate shares owned by such shareholder(s) as of each such date and during such three year period representing at least 1% of our shares of beneficial interest. Our bylaws previously required that a proponent shareholder own at least $2,000 in market value or 1% of our shares of beneficial interest entitled to vote at the meeting on such election or proposal of other business for at least one year from the date such shareholder gave notice of the proposed nomination or proposal of other business.

The amended and restated bylaws also amend the provisions regarding arbitration procedures for disputes to, among other things, add a provision allowing for an award or decision rendered pursuant to arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association, or AAA, to be appealed pursuant to the AAA appeals process, and shall not be considered final until after the time for filing a notice of appeal pursuant to the AAA appellate rules has expired, and otherwise until the appellate process has been completed.

The amended and restated bylaws also add a provision which provides that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a duty owed by any of our Trustees, officers, managers, agents or employees to us or our shareholders, (iii) any action asserting a claim against us or any of our Trustees, officers, managers, agents or employees arising pursuant to the Maryland General Corporation Law or our declaration of trust or the amended and restated bylaws, including any disputes, claims or controversies brought by or on behalf of any of our shareholders or (iv) any action asserting a claim against us or any of our Trustees, officers, managers, agents or employees governed by the internal affairs doctrine of the State of Maryland. This provision further provides that any person or entity purchasing or otherwise acquiring any interest in our shares of beneficial interest is deemed to have notice of and consented to this provision. This provision of our amended and restated bylaws does not abrogate or supersede other provisions of our amended and restated bylaws which may require the resolution of such disputes by arbitration.

The amended and restated bylaws also include certain conforming and administrative changes, including, among other things, revisions to the descriptions of the powers and duties of our officers.

The foregoing description of the amended and restated bylaws is not complete and is qualified in its entirety by reference to the full text of the amended and restated bylaws, a copy of which is filed as Exhibit 3.4 to this Quarterly Report on Form 10-Q, and is incorporated by reference herein. In addition, a marked copy of the amended and restated bylaws indicating changes made to our bylaws as they existed immediately prior to the adoption of these amended and restated bylaws is attached as Exhibit 3.5.

Item 6.  Exhibits

Exhibit Number	Description
3.1

Composite Copy of Amended and Restated Declaration of Trust dated as of August 21, 1995, as amended to date. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

3.2	Articles Supplementary dated as of June 2, 1997. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File Number 001-11527.)
3.3	Articles Supplementary dated as of January 13, 2012. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 13, 2012.)
3.4	Amended and Restated Bylaws of the Company adopted August 7, 2015. (Filed herewith.)
3.5	Amended and Restated Bylaws of the Company adopted August 7, 2015 (marked copy). (Filed herewith.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.)
4.2	Form of 7.125% Series D Cumulative Redeemable Preferred Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)
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

10.1

Transaction Agreement, dated as of June 5, 2015, among the Company, Reit Management & Research LLC, Reit Management & Research Trust and Reit Management & Research Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

10.2

Second Amended and Restated Business Management Agreement, dated as of June 5, 2015, between the Company and Reit Management & Research LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

10.3

Second Amended and Restated Property Management Agreement, dated as of June 5, 2015, between the Company and Reit Management & Research LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

10.4

Registration Rights and Lock-Up Agreement, dated as of June 5, 2015, among the Company, Reit Management & Research Trust, Barry M. Portnoy and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

10.5

Registration Rights Agreement, dated as of June 5, 2015, between the Company and Reit Management & Research Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

10.6	Summary of Trustee Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 1, 2015, filed June 4, 2015.)
10.7

Representative Form of Management Agreement between Sonesta International Hotels Corporation and Cambridge TRS, Inc. (limited service). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, Amendment No. 2, for the quarter ended June 30, 2012.) (Schedule of applicable agreements filed herewith.)

10.8	Pooling Agreement, dated April 23, 2012, as updated through July 23, 2015, between Sonesta International Hotels Corporation and Cambridge TRS, Inc. (Filed herewith.)
10.9

Transaction Agreement, dated as of June 1, 2015, among the Company, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TravelCenters of America Holding Company LLC, TA Leasing LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 1, 2015, filed June 5, 2015.)

10.10

Amended and Restated Lease No. 1, dated June 9, 2015, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 9, 2015.)

10.11

Amended and Restated Lease No. 2, dated June 9, 2015, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 9, 2015.)

10.12

First Amendment to Amended and Restated Lease Agreement No. 2, dated June 16, 2015, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 16, 2015.)

10.13

Second Amendment to Amended and Restated Lease Agreement No. 2, dated June 23, 2015, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 23, 2015.)

10.14

Amended and Restated Lease No. 3, dated June 9, 2015, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 9, 2015.)

10.15

Amended and Restated Lease No. 4, dated June 9, 2015, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 9, 2015.)

10.16

First Amendment to Amended and Restated Lease Agreement No. 4, dated June 16, 2015, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 16, 2015.)

10.17

Second Amendment to Amended and Restated Lease Agreement No. 4, dated June 23, 2015, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 23, 2015.)

10.18

Guaranty Agreement, dated June 9, 2015, among TravelCenters of America LLC and TravelCenters of America Holding Company LLC for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (relating to Amended and Restated Lease No. 1). (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 9, 2015.)

10.19

Guaranty Agreement, dated June 9, 2015, among TravelCenters of America LLC and TravelCenters of America Holding Company LLC for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (relating to Amended and Restated Lease No. 2). (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 9, 2015.)

10.20

Guaranty Agreement, dated June 9, 2015, among TravelCenters of America LLC and TravelCenters of America Holding Company LLC for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (relating to Amended and Restated Lease No. 3). (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 9, 2015.)

10.21

Guaranty Agreement, dated June 9, 2015, among TravelCenters of America LLC and TravelCenters of America Holding Company LLC for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (relating to Amended and Restated Lease No. 4). (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 9, 2015.)

10.22

Amendment to Lease Agreement, dated June 9, 2015, among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 9, 2015.)

10.23

Property Exchange Agreement, dated June 9, 2015, among the Company, HPT TA Properties Trust, HPT TA Properties LLC, TravelCenters of America LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 9, 2015.)

10.24

Form of Sales Agreement between the Company entity and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 1, 2015, filed June 5, 2015.) (Schedule of applicable agreements filed herewith.)

10.25	Form of Development Property Agreement between an HPT entity and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 1, 2015, filed June 5, 2015.)
12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Distributions. (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPITALITY PROPERTIES TRUST

/s/ John G. Murray
John G. Murray
President and Chief Operating Officer
Dated: August 10, 2015

/s/ Mark L. Kleifges
Mark L. Kleifges
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: August 10, 2015