Form 10-Q
period 2015-09-30
HOSPITALITY PROPERTIES TRUST
filed 2015-11-09
CIK 945394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of November 8, 2015:    151,547,288

HOSPITALITY PROPERTIES TRUST

FORM 10-Q

September 30, 2015

References in this Quarterly Report on Form 10-Q to “HPT”, “we”, “us” or “our” include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

Part IFinancial Information

Item 1.  Financial Statements

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in thousands, except share data)

	September 30,	December 31,
	2015	2014
ASSETS

Real estate properties, at cost:
Land	$1,527,504	$1,484,210
Buildings, improvements and equipment	6,671,318	6,171,983
Total real estate properties, gross	8,198,822	7,656,193
Accumulated depreciation	(2,153,666)	(1,982,033)
Total real estate properties, net	6,045,156	5,674,160
Cash and cash equivalents	7,375	11,834
Restricted cash (FF&E reserve escrow)	44,296	33,982
Due from related persons	46,862	40,253
Other assets, net	350,861	222,333
Total assets	$6,494,550	$5,982,562

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unsecured revolving credit facility	$454,000	$18,000
Unsecured term loan	400,000	400,000
Senior unsecured notes, net of discounts	2,413,530	2,412,135
Convertible senior unsecured notes	8,478	8,478
Security deposits	53,175	33,069
Accounts payable and other liabilities	160,063	106,903
Due to related persons	24,306	8,658
Dividends payable	5,166	5,166
Total liabilities	3,518,718	2,992,409

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value; 100,000,000 shares authorized:
Series D preferred shares; 7 1/8% cumulative redeemable; 11,600,000 shares issued and outstanding, aggregate liquidation preference of $290,000	280,107	280,107
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 151,547,288 and 149,920,449 shares issued and outstanding, respectively	1,515	1,499
Additional paid in capital	4,165,912	4,118,551
Cumulative net income	2,901,151	2,715,239
Cumulative other comprehensive income	17,881	25,804
Cumulative preferred distributions	(316,146)	(300,649)
Cumulative common distributions	(4,074,588)	(3,850,398)
Total shareholders’ equity	2,975,832	2,990,153
Total liabilities and shareholders’ equity	$6,494,550	$5,982,562

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Hotel operating revenues	$437,171	$394,973	$1,243,744	$1,112,157
Rental income	73,747	63,837	207,561	190,959
FF&E reserve income	968	829	3,159	2,673
Total revenues	511,886	459,639	1,454,464	1,305,789

Expenses:
Hotel operating expenses	308,603	279,560	870,689	780,955
Depreciation and amortization	84,261	79,649	243,812	236,699
General and administrative	19,831	16,798	53,820	41,429
Acquisition related costs	851	14	1,986	237
Total expenses	413,546	376,021	1,170,307	1,059,320

Operating income	98,340	83,618	284,157	246,469

Interest income	11	13	32	63
Interest expense (including amortization of deferred financing costs and debt discounts of $1,458, $1,361, $4,374 and $4,034, respectively)	(36,628)	(34,304)	(107,918)	(104,101)
Loss on early extinguishment of debt	-	(129)	-	(855)
Income before income taxes, equity in earnings (losses) of an investee and gain on sale of real estate	61,723	49,198	176,271	141,576
Income tax expense	(514)	(39)	(1,445)	(1,110)
Equity in earnings (losses) of an investee	(24)	38	71	66
Income before gain on sale of real estate	61,185	49,197	174,897	140,532
Gain on sale of real estate	-	-	11,015	130
Net income	61,185	49,197	185,912	140,662
Preferred distributions	(5,166)	(5,166)	(15,498)	(15,498)
Net income available for common shareholders	$56,019	$44,031	$170,414	$125,164

Net income	$61,185	$49,197	$185,912	$140,662
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	(15,458)	3,420	(7,832)	479
Equity interest in investee’s unrealized gains (losses)	(72)	(33)	(91)	9
Other comprehensive income (loss)	(15,530)	3,387	(7,923)	488

Comprehensive income	$45,655	$52,584	$177,989	$141,150

Weighted average common shares outstanding (basic)	151,359	149,665	150,476	149,616
Weighted average common shares outstanding (diluted)	151,386	150,007	150,863	149,834

Net income available for common shareholders per common share: Basic and diluted	$0.37	$0.29	$1.13	$0.84

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net income	$185,912	$140,662
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	243,812	236,699
Amortization of deferred financing costs and debt discounts as interest	4,374	4,034
Straight line rental income	(5,807)	(1,659)
Security deposits replenished	20,098	9,382
FF&E reserve income and deposits	(51,840)	(41,462)
Loss on extinguishment of debt	-	855
Equity in earnings of an investee	(71)	(66)
Gain on sale of real estate	(11,015)	(130)
Other non-cash (income) expense, net	650	8,463
Changes in assets and liabilities:
Increase in due from related persons	(1,629)	(922)
Increase in other assets	(7,479)	(2,283)
Decrease in accounts payable and other liabilities	(19,838)	(26,047)
Increase (decrease) in due to related persons	17,739	(972)
Net cash provided by operating activities	374,906	326,554

Cash flows from investing activities:
Real estate acquisitions and deposits	(380,926)	(60,000)
Real estate improvements	(172,627)	(159,027)
FF&E reserve escrow fundings	(6,505)	(4,699)
Net proceeds from sale of real estate	-	4,288
Eminent domain proceeds	-	6,178
Investment in Affiliates Insurance Company	-	(825)
Investment in The RMR Group Inc.	(15,196)	-
Net cash used in investing activities	(575,254)	(214,085)

Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes, net of discount	-	690,071
Repayment of senior unsecured notes	-	(580,000)
Borrowings under unsecured revolving credit facility	611,000	745,000
Repayments of unsecured revolving credit facility	(175,000)	(730,000)
Deferred financing costs	(5)	(6,881)
Repurchase of common shares	(419)	-
Distributions to preferred shareholders	(15,497)	(15,498)
Distributions to common shareholders	(224,190)	(218,579)
Net cash provided by (used in) financing activities	195,889	(115,887)
Decrease in cash and cash equivalents	(4,459)	(3,418)
Cash and cash equivalents at beginning of period	11,834	22,500
Cash and cash equivalents at end of period	$7,375	$19,082

Supplemental cash flow information:
Cash paid for interest	$119,885	$121,731
Cash paid for income taxes	2,289	3,947
Non-cash investing activities:
Hotel managers’ deposits in FF&E reserve	$49,774	$38,328
Hotel managers’ purchases with FF&E reserve	(45,965)	(43,278)
Investment in The RMR Group Inc. paid in common shares	43,285	-
Real estate acquisitions	(45,042)	-
Sales of real estate	45,042	-

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

We have determined that each of our taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards CodificationTM.   We have concluded that we must consolidate each of our TRSs because we are the entity with the power to direct the activities that most significantly impact the VIEs’ economic performance and we have the obligation to absorb losses or the right to receive benefits from each VIE that could be significant to the VIE, and are, therefore, the primary beneficiary of each VIE.  The assets of our TRSs were $32,875 and $27,023 as of September 30, 2015 and December 31, 2014, respectively, and consist primarily of amounts due from, and working capital advances to, certain of their hotel managers.  The liabilities of our TRSs were $63,696 and $50,528 as of September  30, 2015 and December 31, 2014, respectively, and consist primarily of security deposits they hold from and amounts payable to certain of their hotel managers.  The assets of our TRSs are available to satisfy our TRSs’ obligations and we have guaranteed certain obligations of our TRSs.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheets as a direct deduction from the associated debt liability. In August 2015, the FASB clarified the previous ASU and issued ASU No. 2015-15, Presentations and Subsequent Measurement of Debt Issuance Costs Associated With Lines of Credit Arrangements- Amendments to SEC Paragraphs Pursuant to Staff Announcements on June 18, 2015 EITF Meeting, which addresses the presentation of debt issuance costs related to line of credit arrangements. These updates are effective for interim and annual reporting periods beginning after December 15, 2015 and require retrospective application. The implementation of these updates is not expected to cause any material changes to our condensed consolidated financial statements other than the reclassification of certain debt issuance costs from assets to contra liabilities on our condensed consolidated balance sheets.  Debt issuance costs related to line of credit arrangements will remain classified as assets in accordance with ASU No. 2015-15. When these updates are implemented, deferred financing costs of $13,417 and $15,388 as of September 30, 2015 and December 31, 2014, respectively, will be reclassified from assets to the related debt obligations on our condensed consolidated balance sheets.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers, which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This ASU states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While this ASU specifically references contracts with customers, it also may apply to certain other transactions such as the sale of real estate or equipment. In July 2015, the FASB approved a one year deferral of the effective date for this ASU to interim and annual reporting periods beginning after December 15, 2017.  We are continuing to evaluate this guidance; however, we do not expect its adoption to have a material impact on our condensed consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date. This update is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted.  The implementation of this update is not expected to have a material impact on our condensed consolidated financial statements.

Note 3.  Revenue Recognition

We report hotel operating revenues for managed hotels in our condensed consolidated statements of comprehensive income. We generally recognize hotel operating revenues, consisting primarily of room and food and beverage sales, when goods and services are provided.

We recognize rental income from operating leases on a straight line basis over the term of the lease agreements except for one lease in which there is uncertainty regarding the collection of scheduled future rent increases.  Rental income includes $3,752 and $5,807 for the three and nine months ended September 30, 2015, respectively, and $553 and $1,659 for the three and nine months ended September 30, 2014, respectively, of adjustments necessary to record scheduled rent increases under certain of our leases, the deferred rent obligations under our TravelCenters of America LLC, or TA, agreements and the estimated future payments to us by TA for the cost of removing underground storage tanks on a straight line basis.  See Note 10 for further information regarding our TA agreements.  Due from related persons includes $25,474 and $20,493 and other assets, net, includes $1,728 and $1,373 of straight line rent receivables at September 30, 2015 and December 31, 2014, respectively.

We determine percentage rent due to us under our leases annually and recognize it at year end when all contingencies have been met and the rent is earned. We had no deferred estimated percentage rent for the three and nine months ended September 30, 2015, respectively, and $557 and $2,129 of deferred estimated percentage rent for the three and nine months ended September 30, 2014, respectively.  In connection with our lease modification with TA in June 2015, we recorded $2,048 of percentage rent during the three months ended June 30, 2015.  See Note 10 for further information regarding these agreements.

We own all the capital expenditure reserves, or FF&E reserves, for our hotels. We do not report the amounts which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income. We report deposits by our third party hotel tenants into the escrow accounts as FF&E reserve income.

Note 4.  Per Common Share Amounts

We calculate basic earnings per common share by dividing net income available for common shareholders by the weighted average number of common shares outstanding during the period.  We calculate diluted earnings per share using the more dilutive of the two class method or the treasury stock method.  Unvested share awards and other potentially dilutive common shares, including contingently issuable common shares under the previous terms of our business management agreement with The RMR Group LLC (formerly known as Reit Management & Research LLC), or RMR LLC, if any, and the related impact on earnings, are considered when calculating diluted earnings per share. The following table provides a

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Weighted average common shares for basic earnings per share	151,359	149,665	150,476	149,616
Effect of dilutive securities:
Contingently issuable common shares	-	316	360	189
Unvested share awards	27	26	27	29
Weighted average common shares for diluted earnings per share	151,386	150,007	150,863	149,834

Note 5.  Shareholders’ Equity

Common Share Issuances and Repurchases

During the nine months ended September 30, 2015, we issued 63,119 of our common shares to RMR LLC as part of the business management fees payable by us under our business management agreement. See Note 10 for further information regarding this agreement.

On June 1, 2015, we granted 2,500 of our common shares valued at $30.59 per share, the closing price of our common shares on the New York Stock Exchange, or NYSE, on that day, to each of our five Trustees as part of their annual compensation.

On June 5, 2015, we issued 1,490,000 of our common shares in connection with our acquisition of shares of The RMR Group Inc. (formerly known as Reit Management & Research Inc.), or RMR Inc., as further described in Note 10.  RMR Inc. is the parent of RMR LLC, our manager.

On September 2, 2015, pursuant to our 2012 Equity Compensation Plan, we granted an aggregate of 76,250 of our common shares to our officers and certain employees of our manager, RMR LLC, valued at $25.66 per share, the closing price of our common shares on the NYSE on that day.

On September 24, 2015, we purchased an aggregate of 16,340 of our common shares for $25.62 per share, the closing price of our common shares on the NYSE on that day, from certain of our officers and other employees of RMR LLC in satisfaction of tax withholding and payment obligations associated with the vesting of awards of restricted common shares.

On September 28, 2015, we issued 2,500 of our common shares valued at $25.18 per share, the closing price of our common shares on the NYSE on that day, to our new Trustee as part of her annual compensation.

Distributions

On each of January 15, 2015, April 15, 2015, July 15, 2015 and October 15, 2015, we paid a $0.4453 per share distribution, or $5,166, to our Series D preferred shareholders.

On February 24, 2015, we paid a $0.49 per share distribution, or $73,466, to our common shareholders. On May 21, 2015, we paid a $0.50 per share distribution, or $74,981, to our common shareholders.  On August 19, 2015, we paid a $0.50 per share distribution, or $75,743, to our common shareholders.  On October 12, 2015, we declared a $0.50 per share

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

dividend, or $75,774, to our common shareholders of record on October 23, 2015.  We expect to pay this amount on or about November 19, 2015.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) represents the unrealized gain (loss) on the TA shares we own and our share of the comprehensive income (loss) of Affiliates Insurance Company, or AIC. See Note 10 for further information regarding these investments.

Note 6.  Indebtedness

Our principal debt obligations at September 30, 2015 were: (1) our $454,000 of outstanding borrowings under our $750,000 unsecured revolving credit facility; (2) our $400,000 unsecured term loan; (3) an aggregate outstanding principal amount of $2,425,000 of public issuances of senior unsecured notes; and (4) an aggregate outstanding principal amount of $8,478 of public issuances of convertible senior unsecured notes.

Our $750,000 unsecured revolving credit facility is available for general business purposes, including acquisitions.  The maturity date of our unsecured revolving credit facility is July 15, 2018 and, subject to the payment of an extension fee and meeting other conditions, we have an option to extend the stated maturity date by one year to July 15, 2019. We are required to pay interest on borrowings under our unsecured revolving credit facility at a rate of LIBOR plus a premium, which was 110 basis points at September 30, 2015. We also pay a facility fee on the total amount of lending commitments, which was 20 basis points per annum at September 30, 2015. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. As of September 30, 2015, the annual interest rate payable on borrowings under our unsecured revolving credit facility was 1.29%. The weighted average annual interest rate for borrowings under our unsecured revolving credit facility was 1.30% and 1.28% for the three and nine months ended September 30, 2015, respectively, and 1.26% and 1.25% for the three and nine months ended September 30, 2014, respectively.  As of September 30, 2015 and November 8, 2015, we had $454,000 and $384,000 outstanding under our unsecured revolving credit facility, respectively.

Our $400,000 unsecured term loan, which matures on April 15, 2019, is prepayable without penalty at any time.  We are required to pay interest on the amount outstanding under our unsecured term loan at a rate of LIBOR plus a premium, which was 120 basis points at September 30, 2015.  The interest rate premium is subject to adjustment based on changes to our credit ratings. As of September 30, 2015, the annual interest rate for the amount outstanding under our unsecured term loan was 1.40%. The weighted average annual interest rate for borrowings under our unsecured term loan was 1.39% and 1.38% for the three and nine months ended September 30, 2015, respectively, and 1.35% and 1.36% for the three and nine months ended September 30, 2014, respectively.

Our credit agreement for our unsecured revolving credit facility and unsecured term loan also includes a feature under which maximum aggregate borrowings under our unsecured revolving credit facility and unsecured term loan may be increased up to $2,300,000 on a combined basis in certain circumstances. Our credit agreement for our unsecured revolving credit facility and unsecured term loan and our unsecured notes indenture and its supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business manager. Our credit agreement for our unsecured revolving credit facility and unsecured term loan and our senior unsecured notes indenture and its supplements also contain a number of covenants, including covenants that restrict our ability to incur debts or to make distributions under certain circumstances and generally require us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of our credit agreement for our unsecured revolving credit facility and unsecured term loan and our senior unsecured notes indenture and its supplements at September 30, 2015.

Note 7.  Real Estate Properties

At September 30, 2015, we owned 302 hotels and 193 travel centers which are operated under 14 operating agreements.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

During the nine months ended September 30, 2015, we funded $179,132 for improvements to certain of our properties which, pursuant to the terms of our management and lease agreements with our hotel managers and tenants, resulted in increases in our contractual annual minimum returns and rents of $14,365.  See Notes 10 and 11 for further information about our management and lease agreements and our fundings of improvements to certain of our properties.

During the nine months ended September 30, 2015, we acquired 11 hotels, a land parcel adjacent to one of our hotels, 14 travel centers and certain assets at 11 travel centers we lease to TA.  Our allocation of the purchase price of these acquisitions based on the estimated fair value of the acquired assets is presented in the table below.  The allocations of purchase prices are based on preliminary estimates and may change upon completion of third party appraisals.

Acquisition date	Location	Purchase price (1)	Land	Land improvements	Building and improvements	Furniture, fixtures and equipment	Intangible assets
3/16/2015	Rosemont, IL (2) (4)	$35,500	$2,375	$-	$31,401	$1,463	$261
4/28/2015	Ft. Lauderdale, FL (3) (5)	750	750	-	-	-	-
5/15/2015	Denver, CO (2) (6)	77,250	8,193	-	61,185	7,872	-
6/1/2015	Various (3) (7)	227,877	26,286	67,160	134,389	42	-
7/23/2015	Various (2) (8)	85,000	13,165	-	64,338	7,497	-
9/23/2015	Various (3) (7)	51,506	9,165	21,266	21,075	-	-
		$477,883	$59,934	$88,426	$312,388	$16,874	$261

(1)	Excludes acquisition related costs.

(2)

We accounted for these transactions as business combinations.  The pro forma impact of including the results of operations of these acquisitions from the beginning of the year is not material to our condensed consolidated financial statements.

(3)	We accounted for these transactions as asset acquisitions.

(4)

On March 16, 2015, we acquired a 300 room hotel located in Rosemont, IL for $35,500, excluding acquisition related costs.  We added this Holiday Inn and Suites® branded hotel to our management agreement with InterContinental Hotels Group, plc, or InterContinental.  See Note 11 for further information regarding our InterContinental agreement.

(5)

On April 28, 2015, we acquired a land parcel adjacent to one of our hotels in Fort Lauderdale, FL for $750, excluding acquisition related costs. See Note 10 for further information regarding this acquisition.

(6)

On May 15, 2015, we acquired a 364 room full service hotel located in Denver, CO for $77,250, excluding acquisition related costs.  We added this Crowne Plaza® branded hotel to our management agreement with InterContinental.  See Note 11 for further information regarding our InterContinental agreement.

(7)

On June 1, 2015, we entered agreements with TA to acquire and leaseback 14 travel centers it owned and certain assets it owned at 11 properties we lease to TA for an aggregate purchase price of approximately $279,383.  During June 2015, we acquired 12 of these travel centers and certain assets at 10 properties TA leases from us for an aggregate purchase price of $227,877.  On September 23, 2015, we acquired the remaining two travel centers and certain assets at a property TA leases from us for an aggregate purchase price of $51,506.  Pursuant to these agreements, we also agreed to acquire from, and leaseback to, TA five travel centers it is developing for purchase prices equal to TA’s development costs, which are estimated to be approximately $118,000.  The acquisition of these five travel centers is expected to occur as development of these travel centers is completed before June 30, 2017.  See Note 10 for further information regarding this transaction and our TA agreements.

(8)

On July 23, 2015, we acquired a portfolio of nine extended stay hotels with 1,095 suites located in eight states for $85,000, excluding acquisition related costs.  We converted these hotels to Sonesta ES Suites® branded hotels and added them to our management agreement with Sonesta International Hotels Corporation, or Sonesta.  See Note 10 for further information regarding this transaction and our Sonesta agreement.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

On June 9, 2015, we sold five TA branded travel centers to TA for $45,042.  As a result of this sale, we recorded an $11,015 gain on sale of real estate in the three months ended June 30, 2015.  See Note 10 for further information regarding this transaction and our TA agreements.

On October 27, 2015, we entered an agreement to acquire two extended stay hotels with 262 suites located in Cleveland and Westlake, OH for an aggregate purchase price of $12,000.  We plan to convert these hotels to Sonesta ES Suites® and add them to our management agreement with Sonesta.  See Note 10 for further information regarding this transaction and our Sonesta agreement.

On October 30, 2015, we acquired the land and certain improvements at a travel center located in Waterloo, NY that we leased from a third party and subleased to TA for $15,000, excluding acquisition related costs.

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

During the three and nine months ended September 30, 2015, we recognized income tax expense of $514 and $1,445, respectively, which includes $79 and $155, respectively, of foreign taxes and $435 and $1,290, respectively, of state taxes.  During the three and nine months ended September 30, 2014, we recognized income tax expense (benefit) of $39 and $1,110,  respectively, which includes $16 and $86, respectively, of foreign taxes, $23 and $1,046, respectively, of state taxes and zero and ($22), respectively, of federal taxes.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 9.  Segment Information

	For the Three Months Ended September 30, 2015
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$437,171	$-	$-	$437,171
Rental income	8,199	65,548	-	73,747
FF&E reserve income	968	-	-	968
Total revenues	446,338	65,548	-	511,886

Hotel operating expenses	308,603	-	-	308,603
Depreciation and amortization	54,100	30,161	-	84,261
General and administrative	-	-	19,831	19,831
Acquisition related costs	851	-	-	851
Total expenses	363,554	30,161	19,831	413,546

Operating income (loss)	82,784	35,387	(19,831)	98,340

Interest income	-	-	11	11
Interest expense	-	-	(36,628)	(36,628)
Income (loss) before income taxes and equity in losses of an investee	82,784	35,387	(56,448)	61,723
Income tax expense	-	-	(514)	(514)
Equity in losses of an investee	-	-	(24)	(24)
Net income (loss)	$82,784	$35,387	$(56,986)	$61,185

	For the Nine Months Ended September 30, 2015
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$1,243,744	$-	$-	$1,243,744
Rental income	24,339	183,222	-	207,561
FF&E reserve income	3,159	-	-	3,159
Total revenues	1,271,242	183,222	-	1,454,464

Hotel operating expenses	870,689	-	-	870,689
Depreciation and amortization	159,421	84,391	-	243,812
General and administrative	-	-	53,820	53,820
Acquisition related costs	1,986	-	-	1,986
Total expenses	1,032,096	84,391	53,820	1,170,307

Operating income (loss)	239,146	98,831	(53,820)	284,157

Interest income	-	-	32	32
Interest expense	-	-	(107,918)	(107,918)
Income (loss) before income taxes, equity in earnings of an investee and gain on sale of real estate	239,146	98,831	(161,706)	176,271
Income tax expense	-	-	(1,445)	(1,445)
Equity in earnings of an investee	-	-	71	71
Income (loss) before gain on sale of real estate	239,146	98,831	(163,080)	174,897
Gain on sale of real estate	-	11,015	-	11,015
Net income (loss)	$239,146	$109,846	$(163,080)	$185,912

	As of September 30, 2015
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$3,903,957	$2,425,709	$164,884	$6,494,550

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

	For the Three Months Ended September 30, 2014
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$394,973	$-	$-	$394,973
Rental income	8,088	55,749	-	63,837
FF&E reserve income	829	-	-	829
Total revenues	403,890	55,749	-	459,639

Hotel operating expenses	279,560	-	-	279,560
Depreciation and amortization	54,024	25,625	-	79,649
General and administrative	-	-	16,798	16,798
Acquisition related costs	14	-	-	14
Total expenses	333,598	25,625	16,798	376,021

Operating income (loss)	70,292	30,124	(16,798)	83,618

Interest income	-	-	13	13
Interest expense	-	-	(34,304)	(34,304)
Loss on early extinguishment of debt			(129)	(129)
Income (loss) before income taxes and equity in earnings of an investee	70,292	30,124	(51,218)	49,198
Income tax expense	-	-	(39)	(39)
Equity in earnings of an investee	-	-	38	38
Net income (loss)	$70,292	$30,124	$(51,219)	$49,197

	For the Nine Months Ended September 30, 2014
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$1,112,157	$-	$-	$1,112,157
Rental income	24,532	166,427	-	190,959
FF&E reserve income	2,673	-	-	2,673
Total revenues	1,139,362	166,427	-	1,305,789

Hotel operating expenses	780,955	-	-	780,955
Depreciation and amortization	160,402	76,297	-	236,699
General and administrative	-	-	41,429	41,429
Acquisition related costs	237	-	-	237
Total expenses	941,594	76,297	41,429	1,059,320

Operating income (loss)	197,768	90,130	(41,429)	246,469

Interest income	-	-	63	63
Interest expense	-	-	(104,101)	(104,101)
Loss on early extinguishment of debt	-	-	(855)	(855)
Income (loss) before income taxes, equity in earnings of an investee and gain on sale of real estate	197,768	90,130	(146,322)	141,576
Income tax expense	-	-	(1,110)	(1,110)
Equity in earnings of an investee	-	-	66	66
Income (loss) before gain on sale of real estate	197,768	90,130	(147,366)	140,532
Gain on sale of real estate	130	-	-	130
Net income (loss)	$197,898	$90,130	$(147,366)	$140,662

	As of December 31, 2014
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$3,748,062	$2,194,682	$39,818	$5,982,562

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Note 10. Related Person Transactions

We have relationships and historical and continuing transactions with TA, RMR LLC, RMR Inc., Sonesta and others related to them, including other companies to which RMR LLC provides management services and which have trustees, directors and officers who are also trustees, directors or officers of us, RMR Inc. or RMR LLC. For further information about these and other such relationships and certain other related person transactions, please refer to our 2014 Annual Report and our Current Reports on Form 8-K filed with the Securities and Exchange Commission, or SEC, on June 5, 8, 12, 22 and 25, July 28 and September 23, 2015.

TA:  TA was formerly our 100% owned subsidiary until it was spun out to our shareholders in 2007.  As of September 30, 2015, we owned 3,420,000 of TA’s common shares, representing approximately 8.9% of TA’s outstanding common shares, and we are TA’s largest shareholder.  TA is our largest tenant and property operator.

On June 1, 2015, we entered a transaction agreement, or the TA Transaction Agreement, with TA, pursuant to which, among other things, (i) we and TA agreed to expand and subdivide the lease pursuant to which we then leased to TA 144 properties that TA primarily operates under the “TravelCenters of America,” “TA” and related brand names, which we historically referred to as our TA No. 1 agreement and which we refer to in this Note as the Prior TA Agreement, into four amended and restated leases, or the New TA Agreements, (ii) we agreed to purchase from TA 14 travel centers and certain assets it owned at 11 properties we lease to TA for an aggregate of $279,383 and we agreed to leaseback those properties and assets to TA under the New TA Agreements, (iii) TA agreed to purchase from us five travel centers that we then leased to TA under the Prior TA Agreement for an aggregate of $45,042 and (iv) we agreed to purchase from TA five travel centers upon the completion of their development at a purchase price equal to their development costs, including the cost of the land, which costs are estimated to be not more than $118,000 in the aggregate and we agreed to leaseback these development properties to TA under the New TA Agreements. The terms of the TA Transaction Agreement were approved by special committees of our Independent Trustees and TA’s independent directors, none of whom are directors or trustees of the other company.  Each special committee was represented by separate counsel.  As of September 30, 2015, the following transactions pursuant to the TA Transaction Agreement were completed:

•

We entered into the four New TA Agreements with a subsidiary of TA, or our TA No. 1 agreement, TA No. 2 agreement, TA No. 3 agreement and TA No. 4 agreement with expirations in 2029, 2028, 2026 and 2030, respectively.  Each new TA Agreement grants TA two renewal options of 15 years each. Percentage rent, which totaled $2,902 in 2014 under the Prior TA Agreement, was incorporated into the annual minimum rent under the New TA Agreements and was otherwise eliminated for the remainder of 2015; thereafter, percentage rent will be equal to 3% of the excess of gross non-fuel revenues over gross non-fuel revenues in 2015.  In the case of the five properties to be developed by TA and sold to us, the base year for percentage rent will be the calendar year in which the third anniversary of the completion of development of the property occurs and percentage rent will not apply to those properties until the next succeeding year.  The deferred rent obligation of $107,085, which was due December 31, 2022, was allocated among the New TA Agreements and the due dates were extended to the end of the initial term of each respective New TA Agreement.

•

We purchased from TA, for $279,383, 14 travel centers it owned and certain assets it owned at 11 properties TA leased from us. We leased back these properties to TA under the New TA Agreements.  The annual minimum rent payable to us increased by $24,027 as a result of the completion of this purchase and sale leaseback.

•

TA purchased from us, for $45,042, five travel centers that we previously leased to TA under the Prior TA Agreement.  These properties were subleased by TA to its franchisees.  TA’s annual minimum rent decreased by $3,874 as a result of our completion of the sale of these properties.  We recognized a gain of $11,015 on these sales.

•

We and TA entered into an amendment to the lease that we have historically referred to as our TA No. 2 agreement, and which we now refer to as our TA No. 5 agreement.  Among other things, this amendment eliminated percentage

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

rent payable on fuel, which, in 2014 was nominal but was not paid by TA because we had previously waived payment of the first $2,500 of percentage rent due under the TA No. 5 agreement.

As of September 30, 2015, we leased to TA a total of 153 travel centers under the New TA Agreements and 40 travel centers under the TA No. 5 agreement.  As of September 30, 2015, the number of travel centers leased, the term, the annual minimum rent and deferred rent balances under our five leases with TA were as follows:

	Number of Sites	Initial Term End (1)	Minimum Annual Rent as of September 30, 2015	Deferred Rent (2)
TA No. 1 Agreement	39	December 31, 2029	$48,295	$27,421
TA No. 2 Agreement	38	December 31, 2028	46,765	29,107
TA No. 3 Agreement	38	December 31, 2026	49,613	29,324
TA No. 4 Agreement	38	December 31, 2030	46,297	21,233
TA No. 5 Agreement	40	June 30, 2024	62,949	42,915
	193		$253,919	$150,000

(1)	TA has two renewal options of fifteen years each under each of the leases.
(2)	The deferred rent obligation is subject to acceleration at our option upon an uncured default under our TA agreements or a change in control of TA, each as provided under the leases.

We recognized rental income of $65,548 and $55,749 for the three months ended September 30, 2015 and 2014, respectively, and $181,174 and $166,427 for the nine months ended September 30, 2015 and 2014, respectively, under our leases with TA.  On June 9, 2015, we began recognizing the deferred rent obligation under our TA agreements as rental income on a straight line basis over the remaining initial terms of the respective leases because we believe the future payment of these amounts to us by TA is reasonably assured.  Rental income for the three months ended September 30, 2015 and 2014 includes $3,647 and $422, respectively, and for the nine months ended September 30, 2015 and 2014 includes $5,452 and $1,266, respectively, of adjustments necessary to record the scheduled rent increase under the Prior TA Agreement, the deferred rent obligations under our TA agreements and the estimated future payment to us by TA for the cost of removing underground storage tanks on a straight line basis.  As of September 30, 2015 and December 31, 2014, we had accounts receivable from TA of $46,465 and $40,253, respectively, which amounts are included in due from related persons on our condensed consolidated balance sheets.

Under our leases with TA, we funded $70,150 and $41,961 for the nine months ended September 30, 2015 and 2014, respectively, for qualifying capital improvements at the leased travel centers and, as a result, TA's annual minimum rent payable to us increased by approximately $5,963, and $3,567, respectively.

We waived $271 and $126 of percentage rent under the TA No. 5 agreement for the three months ended September 30, 2015 and 2014, respectively, and $819 and $372 for the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, we have cumulatively waived $1,826 of the $2,500 of percentage rent we previously agreed to waive. The total amount of percentage rent (which is net of the waived amount) that we recognized during the three months ended September 30, 2015 and 2014 was zero and $557, respectively, and during the nine months ended September 30, 2015 and 2014 was $2,048 and $2,129, respectively.

In October 2015, we completed the purchase of the land and certain improvements at a travel center we then leased from a third party and subleased to TA located in Waterloo, NY for $15,000.  Upon this acquisition, the land and improvements were directly leased to TA under our TA No. 5 agreement and the annual minimum rent increased by $1,275.

Acquisition of Interest in our Manager:   On June 5, 2015, we and three other REITs to which RMR LLC provides management services – Government Properties Income Trust, or GOV, Select Income REIT, or SIR, Senior Housing Properties Trust, or SNH, and collectively with GOV and SIR, the Other REITs – participated in a transaction, or the Up-C Transaction, by which we and the Other REITs each acquired an ownership interest in RMR Inc.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

The Up-C Transaction was completed pursuant to a transaction agreement by and among us, our manager, RMR LLC, its then sole member, Reit Management & Research Trust, or RMR Trust, and RMR Inc. and similar transaction agreements that each Other REIT entered with RMR LLC, RMR Trust and RMR Inc. RMR Trust is owned by our Managing Trustees, Barry and Adam Portnoy. Pursuant to these transaction agreements: we contributed to RMR Inc. 1,490,000 of our common shares and $12,622 in cash; GOV contributed to RMR Inc. 700,000 of its common shares and $3,917 in cash;  SIR contributed to RMR Inc. 880,000 of its common shares and $15,880 in cash; SNH contributed to RMR Inc. 2,345,000 of its common shares and $13,967 in cash; RMR Trust contributed to RMR Inc. $11,520 in cash, which RMR Inc. contributed to RMR LLC; RMR LLC issued 1,000,000 of its class B membership units to RMR Inc.; RMR Inc. issued 5,019,121 shares of its class A common stock to us, 1,541,201 shares of its class A common stock to GOV, 3,166,891 shares of its class A common stock to SIR, 5,272,787 shares of its class A common stock to SNH and 1,000,000 shares of its class B-1 common stock and 15,000,000 shares of its class B-2 common stock to RMR Trust; RMR Trust delivered 15,000,000 of the 30,000,000 class A membership units of RMR LLC which RMR Trust then owned to RMR Inc.; and RMR Inc. delivered to RMR Trust our common shares, the common shares of the Other REITs and the cash which had been contributed by us and the Other REITs to RMR Inc.

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

As part of the Up-C Transaction and concurrently with entering into the transaction agreements, on June 5, 2015:

•

We entered into an amended and restated business management agreement and an amended and restated property management agreement with RMR LLC. The amendments made by these agreements are described below in this Note under “Amendment and Restatement of Management Agreements with RMR LLC.” Each Other REIT also entered amended and restated business and property management agreements with RMR LLC which made similar amendments to their management agreements with RMR LLC.

•

We entered into a registration rights agreement with RMR Inc. covering the class A common stock of RMR Inc. that we received in the Up-C Transaction, pursuant to which we received demand and piggyback registration rights, subject to certain limitations. Each Other REIT entered into a similar registration rights agreement with RMR Inc.

•

We entered into a lock up and registration rights agreement with RMR Trust and Barry and Adam Portnoy pursuant to which RMR Trust and Barry and Adam Portnoy agreed not to transfer the 1,490,000 of our common shares RMR Trust received in the Up-C Transaction for a period of 10 years and we granted them certain registration rights, subject to certain limited exceptions. Each Other REIT also entered into a similar lock up and registration rights agreement with RMR Trust and Barry and Adam Portnoy.

As a result of the Up-C Transaction: RMR LLC became a subsidiary of RMR Inc.; RMR Inc. became the managing member of RMR LLC; through our ownership of class A common stock of RMR Inc., we currently own an indirect 16.2% economic interest in RMR LLC; through their ownership of class A common stock of RMR Inc., GOV, SIR and SNH currently have an indirect 5.0%, 10.2% and 17.0% economic interest in RMR LLC, respectively; and RMR Trust through its ownership of class B-1 common stock of RMR Inc., class B-2 common stock of RMR Inc. and class A membership units of

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

RMR LLC currently directly and indirectly has a 51.6% economic interest in RMR LLC and controls 91.4% of the voting power of outstanding capital stock of RMR Inc.

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

Amendment and Restatement of Management Agreements with RMR LLC: As part of the Up-C Transaction, on June 5, 2015, we and RMR LLC entered into an amended business management agreement, which amended and restated our previous business management agreement with RMR LLC and an amended property management agreement, which amended and restated our previous property management agreement with RMR LLC. Our amended business management agreement and amended property management agreement are referred to together in this Note as our amended management agreements. Our amended management agreements were effective as of June 5, 2015.

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

Accounting for Investment in RMR Inc.: On June 5, 2015, we acquired 5,019,121 shares of class A common stock of RMR Inc. for $55,922, excluding acquisition related costs.  We have concluded, for accounting purposes, that the consideration paid for this investment in RMR Inc.’s shares of class A common stock represented a discount to the fair value of these shares.  We account for this investment under the cost method of accounting and have recorded this investment at its estimated fair value of $129,722 as of June 5, 2015 using Level 3 inputs as defined in the fair value hierarchy under GAAP.  As a result, we recorded a liability for the amount by which the estimated fair value exceeded the price we paid for these shares and which amount we are amortizing as described below.  As of September 30, 2015, the unamortized balance of this liability was $72,658 and it is included in accounts payable and other liabilities in our condensed consolidated balance sheets.  Our investment is included in other assets in our condensed consolidated balance sheets and the carrying value of our investment was $132,296, including acquisition related costs, as of September 30, 2015.  We believe the carrying value of our investment in RMR Inc. as of September 30, 2015 approximates its estimated fair value for accounting purposes. The liability related to the acquisition of these shares is being amortized on a straight line basis over the 20 year life of the business and property management agreements with RMR LLC as a reduction to business management fees and property management fees, which are included in general and administrative and hotel operating expenses, respectively, in our condensed consolidated statements of comprehensive income.  Amortization of the liability, included in general and administrative expense for the three and nine months ended September 30, 2015, totaled $911 and $1,142, respectively.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

RMR LLC Management Fees and Reimbursements: We recognized business and property management fees of $17,392 and $14,309 for the three months ended September 30, 2015 and 2014, respectively, and $45,856 and $34,896 for the nine months ended September 30, 2015 and 2014, respectively. The business management fees for the three and nine months ended September 30, 2015 include estimated 2015 incentive fees of $8,561 and $17,383, respectively, based on our common share total return as of September 30, 2015.  The actual amount of incentive fees payable to RMR LLC for 2015, if any, will be based on our common share total return for the two year period ended December 31, 2015, and will be payable in January 2016.  Although no incentive fee was ultimately payable to RMR LLC for 2014, business management fees we recognized for the three and nine months ended September 30, 2014 include $4,778 and $6,951, respectively, of then estimated 2014 incentive fees that would have been payable in common shares after the year end 2014 based on our common share total return as of those respective 2014 periods.

The business management fees we recognized for the 2015 and 2014 periods are included in general and administrative expenses in our condensed consolidated financial statements.  The property management amounts are included in hotel operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements and are comprised of fees we recognized under both our previous property management agreement and our amended property management agreement.  In accordance with the terms of our previous business management agreement, we issued 52,366 and 97,816 of our common shares to RMR LLC for the nine months ended September 30, 2015 and 2014, respectively, as payment for portions of the base business management fees we recognized for those periods.  Our amended business management agreement requires that 100% of the management fee due to RMR LLC be paid by us in cash.

Pursuant to our previous and amended management agreements with RMR LLC, we are responsible for paying all of the property level operating costs at the one office building we own which is attached to a hotel we own.  These property level costs include certain payroll and related costs, which costs are generally incorporated into rents charged to our office tenants at this building.  The total of the property management related reimbursements we paid to RMR LLC was $37 and $19 for the three months ended September 30, 2015 and 2014, respectively, and these costs are included in hotel operating expenses in our condensed consolidated financial statements for these periods.  In addition, we have historically awarded share grants to certain RMR LLC employees under our equity compensation plan and we accrue estimated amounts for such share grants throughout each year based upon historical practices.  In September 2015 and 2014, we made annual share grants to RMR LLC employees of 76,250 and 79,725, of our common shares, respectively.  In September 2015, we purchased 16,340 of our common shares, at the closing prices for our common shares on the NYSE on the date of purchase, from certain of our officers and other employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of restricted common shares.  In addition, under our business management agreement we reimburse RMR LLC for our allocable costs of internal audit services. The amounts accrued for share grants to RMR LLC employees and internal audit costs were $776 and $973 for the three months ended September 30, 2015 and 2014, respectively, and $2,283 and $2,199 for the nine months ended September 30, 2015 and 2014, respectively, and these amounts are included in our general and administrative expenses in our condensed consolidated financial statements for these periods.

Lease with RMR LLC: We lease office space to RMR LLC in the office building component of our property in Baltimore, MD.  Pursuant to our lease agreement with RMR LLC, we recognized rental income from RMR LLC for leased office space of approximately $9 and $26 for the three and nine months ended September 30, 2015, respectively.

Sonesta:  Sonesta is owned by our Managing Trustees, Barry and Adam Portnoy.  As of September 30, 2015, Sonesta was managing 31 of our hotels pursuant to long term management agreements.  Pursuant to these management agreements, we incurred management, system, reservation fees and reimbursement of certain guest loyalty, marketing program and third party reservation transmission expenses payable to Sonesta of $5,742 and $4,722 for the three months ended September 30, 2015 and 2014, respectively, and $16,143 and $13,052 for the nine months ended September 30, 2015 and 2014, respectively.  These amounts are included in hotel operating expenses in our condensed consolidated statements of comprehensive income.  In addition, we also incurred procurement and construction supervision fees payable to Sonesta in connection with capital expenditures at our hotels managed by Sonesta of $496 and $1,053 for the three months ended

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

September 30, 2015 and 2014, respectively, and $1,172 and $2,803 for the nine months ended September 30, 2015 and 2014, respectively.  These amounts have been capitalized in our condensed consolidated financial statements.

On April 28, 2015, we acquired a building and land parcel adjacent to a hotel we own which is managed by Sonesta for $750, excluding acquisition related costs.  This land was added to that hotel property and constitutes invested capital under our Sonesta agreement.

On July 23, 2015, we acquired a portfolio of nine extended stay hotels with 1,095 suites located in eight states for $85,000, excluding acquisition related costs.  In connection with this acquisition, we entered into a long term management agreement for Sonesta to manage these hotels.  The terms of the management agreement are substantially consistent with the terms of our other management agreements with Sonesta for extended stay hotels, and this management agreement was combined with our other Sonesta hotel management agreements under our existing pooling agreement with Sonesta.  We expect to invest approximately $45,000 to substantially renovate these hotels in connection with their conversion to the upscale, extended stay Sonesta ES Suites® hotel brand.

On October 27, 2015, we entered into an agreement to acquire two extended stay hotels with 262 suites located in Cleveland and Westlake, OH for $12,000.  We intend to rebrand these hotels as Sonesta ES Suites® hotels.  This acquisition is subject to completion of diligence and other customary closing conditions and we can provide no assurance that we will acquire these properties or that the terms of the acquisition will not change.  We expect to enter into a hotel management agreement with Sonesta for these properties on terms consistent with our other applicable hotel management agreements with Sonesta for limited service hotels and to add the management agreement to our Sonesta agreement.

AIC:  As of September 30, 2015, our investment in AIC had a carrying value of $6,814, which amount is included in other assets on our condensed consolidated balance sheets.  We recognized income (loss) of ($24) and $38 related to our investment in AIC for the three months ended September 30, 2015 and 2014, respectively, and $71 and $66 for the nine months ended September 30, 2015 and 2014, respectively.  Our other comprehensive income includes unrealized gains (losses) on securities held for sale which are owned by AIC of ($72) and ($33) for the three months ended September 30, 2015 and 2014, respectively, and ($91) and $8 for the nine months ended September 30, 2015 and 2014, respectively.

In June 2015, we and the other shareholders of AIC renewed our participation in an insurance program arranged by AIC.  In connection with that renewal, we purchased a three-year combined property insurance policy providing $500,000 of coverage annually with the premium to be paid annually and a one year combined policy providing terrorism coverage of $200,000 for our properties.  We paid AIC an aggregate annual premium, including taxes and fees, of approximately $2,442 in connection with these policies for the policy year ending June 30, 2016, which amount may be adjusted from time to time as we acquire and dispose of properties that are included in this insurance program.

Directors’ and Officers’ Liability Insurance

In August 2015, we extended through September 2017 our combined directors' and officers' insurance policy with RMR LLC and five other companies managed by RMR LLC that provides $10,000 in aggregate primary coverage.  At that time, we also extended through September 2016 our separate additional directors' and officers' liability insurance policies that provide $20,000 of aggregate excess coverage plus $5,000 of excess non-indemnifiable coverage.  The total premium payable by us for these extensions was approximately $463.

Note 11. Hotel Management Agreements and Leases

As of September 30, 2015, 299 of our hotels are leased to our TRSs and managed by independent hotel operating companies and three are leased to third parties.

Marriott No. 1 agreement. Our management agreement with Marriott International, Inc., or Marriott, for 53 hotels provides that as of September 30, 2015 we are to be paid an annual minimum return of $68,277 to the extent that gross revenues of the hotels, after payment of hotel operating expenses and funding of the FF&E reserve, are sufficient to do so.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

We do not have any security deposits or guarantees for our minimum returns from the 53 hotels included in our Marriott No. 1 agreement.  Accordingly, the minimum returns we receive from these hotels managed by Marriott are limited to available hotel cash flows after payment of operating expenses and funding of the FF&E reserve. Marriott’s management and incentive fees are only earned after we receive our minimum returns.  We realized minimum returns of $17,046 and $16,938 during the three months ended September 30, 2015 and 2014, respectively, and minimum returns of $51,080 and $50,745 during the nine months ended September 30, 2015 and 2014, respectively, under this agreement.  We also realized additional returns of $3,149 during the three and nine months ended September 30, 2015, which represents our share of hotel cash flows in excess of the minimum returns due for the period.

We funded $3,005 for capital improvements at certain of the hotels included in our Marriott No. 1 agreement during the nine months ended September 30, 2015. We currently expect to fund $1,000 for capital improvements during the remainder of 2015 under this agreement. As we fund these improvements, the annual minimum returns payable to us increase by 10% of the amounts funded.

Marriott No. 234 agreement.  Our management agreement with Marriott for 68 hotels provides that as of September 30, 2015 we are to be paid an annual minimum return of $106,243.  We realized returns of $26,553 and $29,232 during the three months ended September 30, 2015 and 2014, respectively, and returns of $79,586 and $79,368 during the nine months ended September 30, 2015 and 2014, respectively, under this agreement.  Pursuant to our Marriott No. 234 agreement, Marriott has provided us with a security deposit to cover minimum return payment shortfalls, if any.  During the three and nine months ended September 30, 2015, our available security deposit was replenished by $3,658 and $7,389, respectively, from the hotel cash flows in excess of the minimum returns due for the period.  The available balance of this deposit was $7,389 as of September 30, 2015.  Pursuant to our Marriott No. 234 agreement, Marriott has also provided us with a limited guarantee which expires in 2019 for shortfalls up to 90% of our minimum returns, after the available security deposit has been depleted.  Marriott was not required to make any guarantee payments to us during the three and nine months ended September 30, 2015, because the hotels generated net operating results in excess of the guarantee threshold amount (90% of the minimum returns due to us).  The available balance of the guarantee was $30,672 as of September 30, 2015.

We funded $3,500 for capital improvements at certain of the hotels included in our Marriott No. 234 agreement during the nine months ended September 30, 2015. As we funded these improvements, the annual minimum returns payable to us increase by 9% of the amounts funded.  We currently do not expect to make any fundings for capital improvements during the remainder of 2015 under this agreement.

Marriott No. 5 agreement. We lease one hotel in Kauai, Hawaii to Marriott.  This lease is guaranteed by Marriott and we realized $2,529 and $2,501 of rent for this hotel during the three months ended September 30, 2015 and 2014, respectively, and $7,587 and $7,503 of rent during the nine months ended September 30, 2015 and 2014, respectively.  The guarantee provided by Marriott with respect to this leased hotel is unlimited.

InterContinental agreement. Our management agreement with InterContinental for 93 hotels provides that as of September 30, 2015, we are to be paid annual minimum returns and rents of $149,778.  We realized minimum returns and rents of $37,444 and $34,875 during the three months ended September 30, 2015 and 2014, respectively, and minimum returns and rents of $109,461 and $104,624 during the nine months ended September 30, 2015 and 2014, respectively, under this agreement.  We also realized additional returns of $2,607 and $5,784 under this agreement during the three and nine months ended September 30, 2015, respectively, from the hotel cash flows in excess of our minimum payments due for the periods.  Pursuant to our InterContinental agreement, InterContinental has provided us with a security deposit to cover minimum payment shortfalls, if any.  During the three and nine months ended September 30, 2015, our available security deposit was replenished by $4,992 and $12,709, respectively, from the hotel cash flows in excess of the minimum payments due for the period. The available balance of this security deposit was $45,675 as of September 30, 2015.

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

We currently expect to fund $34,750 for capital improvements to certain hotels under our InterContinental agreement during the remainder of 2015 and in 2016. We did not make any fundings for capital improvements to these hotels during the nine months ended September 30, 2015.  As we fund these improvements, the annual minimum returns payable to us increase by 8% of the amounts funded.

Sonesta agreement. Our management agreement with Sonesta provides that we are to be paid an annual minimum return equal to 8% of our invested capital, as defined in the management agreement ($81,433 as of September 30, 2015), to the extent that gross revenues of the hotels, after payment of hotel operating expenses and certain fees to Sonesta, are sufficient to do so.  We do not have any security deposits or guarantees for our hotels managed by Sonesta.  Accordingly, the returns we receive from hotels managed by Sonesta are limited to available hotel cash flows after payment of operating expenses. Sonesta’s incentive management fees, but not its other fees, are only earned after we receive our minimum returns. We realized returns of $13,186 and $8,424 during the three months ended September 30, 2015 and 2014, respectively, and returns of $39,985 and $21,724 during the nine months ended September 30, 2015 and 2014, respectively, under this agreement.

Our Sonesta agreement does not require FF&E escrow deposits.  Under our Sonesta agreement, we are required to fund capital expenditures made at our hotels.  We funded $42,870 for renovations and other capital improvements to hotels included in our Sonesta agreement during the nine months ended September 30, 2015.  We currently expect to fund approximately $55,000 for renovations and other capital improvements during the remainder of 2015 and in 2016 under this agreement, including $45,000 related to the nine hotels we acquired in July 2015. The annual minimum returns due to us under the Sonesta agreement increase by 8% of the amounts funded in excess of threshold amounts, as defined therein. See Note 10 for further information regarding our relationship with Sonesta.

Wyndham agreement. Our management agreement with Wyndham Hotel Group, or Wyndham, for 22 hotels provides that as of September 30, 2015, we are to be paid annual minimum returns and rents of $27,843.  We realized returns and rents of $6,931 and $6,805 during the three months ended September 30, 2015 and 2014, respectively, and returns and rents of $20,700 and $20,044 during the nine months ended September 30, 2015 and 2014, respectively, under this agreement. Pursuant to our Wyndham agreement, Wyndham has provided us with a limited guarantee, which is limited to $35,656 ($5,287 remaining at September 30, 2015), subject to an annual payment limit of $17,828 and which expires on July 28, 2020.  During the nine months ended September 30, 2015, Wyndham made $1,295 of net guarantee payments to us. The guarantee provided by Wyndham with respect to the lease with Wyndham Vacation Resorts, Inc., or Wyndham Vacation, for part of one hotel is unlimited.

We funded $5,296 for renovations and other capital improvements to hotels included in our Wyndham agreement during the nine months ended September 30, 2015.  We currently expect to fund approximately $3,700 for capital improvements to certain hotels during the remainder of 2015 and in 2016 under this agreement.  As we fund these improvements, the annual minimum returns and rents payable to us increase by 8% of the amounts funded.

TA agreements.  See Note 10 for information about our TA agreements.

Other management agreement and lease matters. As of November 8, 2015, all payments due to us from our managers and tenants under our other operating agreements were current.  Minimum return and minimum rent payments due to us under some of these other hotel management agreements and leases are supported by guarantees.  The guarantee provided by Hyatt Hotels Corporation, or Hyatt, with respect to the 22 hotels managed by Hyatt is limited to $50,000 ($14,893 remaining at September 30, 2015).  The guarantee provided by Carlson Hotels Worldwide, or Carlson, with respect to the 11 hotels managed by Carlson is limited to $40,000 ($25,580 remaining at September 30, 2015).

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

Guarantees and security deposits generally. Certain of our managed hotel portfolios had net operating results that exceeded the minimum returns due to us for the three and nine months ended September 30, 2015.    Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $6,560 and $8,782 less than the minimum returns due to us for the three months ended September 30, 2015 and 2014, respectively, and $17,395 and $30,963 less than the minimum returns due to us for the nine months ended September 30, 2015 and 2014, respectively.  When the managers of these hotels fund the shortfalls under the terms of our operating agreements or their guarantees, we reflect such fundings (including security deposit applications) in our condensed consolidated statements of comprehensive income as a reduction of hotel operating expenses.  When we reduce the amounts of the security deposits we hold for any of our operating agreements for payment deficiencies, it does not result in additional cash flow to us of the deficiency amounts, but reduces the refunds due to the respective lessees or managers who have provided us with these deposits upon expiration of the respective management agreement.  The security deposits are non-interest bearing and are not held in escrow.  There was no reduction to hotel operating expenses for the three months ended September 30, 2015 for shortfalls funded by our hotel managers.  Hotel operating expenses were reduced due to such fundings by $42 for the three months ended September 30, 2014 and by $1,295 and $5,052 for the nine months ended September 30, 2015 and 2014, respectively.  We had shortfalls at certain of our managed hotel portfolios not funded by the managers of these hotels under the terms of our operating agreements of $6,560 and $8,740 in the three months ended September 30, 2015 and 2014, respectively, and $16,100 and $25,911 in the nine months ended September 30, 2015 and 2014, respectively, which represent the unguaranteed portions of our minimum returns from Sonesta.

Certain of our managed hotel portfolios had net operating results that were in the aggregate, $28,969 and $17,329 more than the minimum returns due to us in the three months ended September 30, 2015 and 2014, respectively, and $65,973 and $24,408 more than the minimum returns due to us in the nine months ended September 30, 2015 and 2014, respectively. Certain of our guarantees and our security deposits may be replenished by future cash flows from the applicable hotel operations in excess of the minimum returns due to us pursuant to the terms of the respective agreements.  When our guarantees and our security deposits are replenished by cash flows from hotel operations, we reflect such replenishments in our condensed consolidated statements of comprehensive income as an increase to hotel operating expenses.  We had $11,970 and $4,150 of guarantee and security deposit replenishments in the three months ended September 30, 2015 and 2014, respectively.  We had $27,551 and $6,447 of guarantee and security deposit replenishments in the nine months ended September 30, 2015 and 2014, respectively.

Note 12.  Fair Value of Assets and Liabilities

The table below presents certain of our assets carried at fair value at September 30, 2015, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

Fair Value at Reporting Date Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Investment securities (1)	$35,329	$35,329	$-	$-

(1)

Our investment securities, consisting of our 3,420,000 shares of TA, which are included in other assets, net in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs).  Our historical cost basis for these securities is $17,407.  The unrealized gain for these securities as of September 30, 2015 is included in cumulative other comprehensive income in our condensed consolidated balance sheets.

In addition to the investment securities included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, unsecured revolving credit facility, unsecured term loan, senior unsecured notes and security deposits. At September 30, 2015 and December 31, 2014, the fair values of these additional financial

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

instruments approximated their carrying values in our condensed consolidated balance sheets due to their short term nature or variable interest rates, except as follows:

	September 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior Unsecured Notes, due 2016 at 6.3%	$275,000	$277,452	$275,000	$287,680
Senior Unsecured Notes, due 2017 at 5.625%	300,000	315,342	300,000	321,675
Senior Unsecured Notes, due 2018 at 6.7%	350,000	377,557	350,000	386,755
Senior Unsecured Notes, due 2022 at 5.0%	500,000	522,080	500,000	529,160
Senior Unsecured Notes, due 2023 at 4.5%	300,000	301,239	300,000	306,516
Senior Unsecured Notes, due 2024 at 4.65%	350,000	349,269	350,000	360,757
Senior Unsecured Notes, due 2025 at 4.5%	350,000	345,667	350,000	353,701
Convertible Senior Unsecured Notes, due 2027 at 3.8%	8,478	8,665	8,478	8,849
Unamortized discounts	(11,470)	-	(12,865)	-
Total financial liabilities	$2,422,008	$2,497,271	$2,420,613	$2,555,093

At September 30, 2015, we estimated the fair values of our senior unsecured notes using an average of the bid and ask price of our then outstanding issuances of senior unsecured notes (Level 2 inputs).  We estimated the fair value of our convertible senior unsecured notes using discounted cash flow analyses and currently prevailing market interest rates (Level 3 inputs) because no market quotes or other observable inputs for these notes were available at September 30, 2015 and December 31, 2014.

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

Overview (dollar amounts in thousands, except per share amounts)

Hotel operations. During the three and nine months ended September  30, 2015, the U.S. hotel industry generally realized improvements in average daily rate, or ADR, occupancy and revenue per available room, or RevPAR, when compared to the same period in 2014.  We believe certain of our hotels have benefited from recent renovations and, as a result, have produced year over year increases in RevPAR in excess of the hotel industry generally.  At the same time, however, certain of our hotels were negatively impacted by the disruption and displacement caused by our renovation activities at those hotels during 2014 and the nine months ended September 30, 2015. We currently expect our renovation activities to continue for the remainder of 2015 and in 2016.

For the three months ended September  30, 2015 compared to the same period in 2014 for our 291 comparable hotels that we owned continuously since July 1, 2014: ADR increased 6.3% to $122.14; occupancy increased 1.1 percentage points to 79.9%; and RevPAR increased 7.8% to $97.59.

During the three months ended September  30, 2015, we had four comparable hotels that we owned continuously since July 1, 2014 under renovation for all or part of the period.  For the three months ended September  30, 2015 compared to the same period in 2014 for these four hotels under renovation: ADR decreased 1.8% to $143.24; occupancy decreased 21.5 percentage points to 55.5%; and RevPAR decreased 29.2% to $79.50.

For the three months ended September  30, 2015 compared to the same period in 2014 for our 287 comparable hotels that we owned continuously since July 1, 2014 not under renovation: ADR increased 6.7% to $121.79; occupancy increased 1.6 percentage points to 80.5%; and RevPAR increased 8.8% to $98.04.

For the nine months ended September  30, 2015 compared to the same period in 2014 for our 290 comparable hotels that we owned continuously since January 1, 2014: ADR increased 7.5% to $121.50; occupancy increased 1.4 percentage points to 77.3%; and RevPAR increased 9.5% to $93.92.

During the nine months ended September 30, 2015, we had 18 comparable hotels that we owned continuously since January 1, 2014 under renovation for all or part of the period.  For the nine months ended September 30, 2015 compared to the same period in 2014 for these 18 hotels under renovation: ADR increased 3.8% to $145.36; occupancy decreased 3.1 percentage points to 71.5%; and RevPAR decreased 0.5% to $103.93.

              For the nine months ended September 30, 2015 compared to the same period in 2014 for our 272 comparable hotels that we owned continuously since January 1, 2014 not under renovation: ADR increased 7.9% to $119.88; occupancy increased 1.7 percentage points to 77.7%; and RevPAR increased 10.3% to $93.15.

Our hotel tenants and managers.  Many of our hotel operating agreements contain security features, such as guarantees and security deposits, which are intended to protect minimum returns and rents due to us in accordance with our operating agreements regardless of hotel performance. However, the effectiveness of various security features to provide us uninterrupted receipt of minimum returns and rents is not assured, particularly if economic conditions generally decline, or if our hotel renovation activities described above do not result in improved operating results at our hotels. Also, certain of the guarantees that we hold are limited in amount and duration and do not provide for payment of the entire amount of the applicable minimum returns. If our tenants, managers or guarantors do not earn or pay the minimum returns and rents due to us, our cash flows will decline and we may be unable to repay our debt or fund our debt service obligations or pay distributions to our shareholders or the distributions may decline.

Marriott No. 1 agreement.  Our management agreement with Marriott for 53 hotels provides that as of September 30, 2015 we are to be paid an annual minimum return of $68,277 to the extent that gross revenues of the hotels, after payment of hotel operating expenses and funding of the FF&E reserve, are sufficient to do so.  We do not have any security deposits or guarantees for our minimum returns from the 53 hotels included in our Marriott No. 1 agreement.  Accordingly, the minimum returns we receive from these hotels managed by Marriott are limited to available hotel cash flows after payment of operating expenses and funding of the FF&E reserve. Marriott’s management and incentive fees are only earned after we receive our minimum returns.    We realized minimum returns of $17,046 and $16,938 during the three months ended September 30, 2015 and 2014, respectively, and minimum returns of $51,080 and $50,745 in the nine months ended September 30, 2015 and 2014, respectively, under this agreement.  We also realized additional returns of $3,149 during the three and nine months ended September 30, 2015, which represents our share of hotel cash flows in excess of the minimum returns due for the period.

Additional details of this agreement are set forth in Note 11 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

Marriott No. 234 agreement.  Our management agreement with Marriott for 68 hotels provides that as of September 30, 2015 we are to be paid an annual minimum return of $106,243.  We realized returns of $26,553 and $29,232 during the three months ended September 30, 2015 and 2014, respectively, and returns of $79,586 and $79,368 during the nine months ended September 30, 2015 and 2014, respectively, under this agreement.  Pursuant to our Marriott No. 234 agreement, Marriott has provided us with a security deposit to cover minimum return payment shortfalls, if any.  During the three and nine months ended September 30, 2015, our available security deposit was replenished by $3,658 and $7,389, respectively, from the hotel cash flows in excess of the minimum returns due for the period.  The available balance of this deposit was $7,389 as of September 30, 2015.  Pursuant to our Marriott No. 234 agreement, Marriott has also provided us with a limited guarantee which expires in 2019 for shortfalls up to 90% of our minimum returns, after the available security deposit has been depleted.  Marriott was not required to make any guarantee payments to us during the three and nine months ended September 30, 2015, because the hotels generated net operating results in excess of the guarantee threshold amount (90% of the minimum returns due to us).  The available balance of the guarantee was $30,672 as of September 30, 2015.

Additional details of this agreement are set forth in Note 11 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

InterContinental agreement.  Our management agreement with InterContinental for 93 hotels provides that as of September 30, 2015, we are to be paid annual minimum returns and rents of $149,778.  We realized minimum returns and rents of $37,444 and $34,875 during the three months ended September 30, 2015 and 2014, respectively, and minimum returns and rents of $109,461 and $104,624 during the nine months ended September 30, 2015 and 2014, respectively, under this agreement.  We also realized additional returns and rents of $2,607 and $5,784 under this agreement during the three and nine months ended September 30, 2015, respectively, from the hotel cash flows in excess of our minimum returns and rents due for the periods.  Pursuant to our InterContinental agreement, InterContinental has provided us with a security deposit to cover minimum payment shortfalls, if any.  During the three and nine months ended September 30, 2015, our available security deposit was replenished by $4,992 and $12,709, respectively, from the hotel cash flows in excess of the minimum returns and rents due for the period. The available balance of this security deposit was $45,675 as of September 30, 2015.

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

Sonesta agreement.  Our management agreement with Sonesta provides that we are to be paid an annual minimum return equal to 8% of our invested capital, as defined in the management agreement ($81,433 as of September 30, 2015), to the extent that gross revenues of the hotels, after payment of hotel operating expenses and certain base management fees to Sonesta, are sufficient to do so.  We do not have any security deposits or guarantees for our hotels managed by Sonesta.  Accordingly, the returns we receive from hotels managed by Sonesta are limited to available hotel cash flows after payment of operating expenses. Sonesta’s incentive management fees, but not its other fees, are only earned after we receive our minimum returns. We realized returns of $13,186 and $8,424 during the three months ended September 30, 2015 and 2014, respectively, and returns of $39,985 and $21,724 during the nine months ended September 30, 2015 and 2014, respectively, under this agreement.

Additional details of this agreement are set forth in Notes 10 and 11 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

Wyndham agreement.  Our management agreement with Wyndham for 22 hotels provides that as of September 30, 2015, we are to be paid annual minimum returns and rents of $27,843.  We realized returns and rents of $6,931 and $6,805 during the three months ended September 30, 2015 and 2014, respectively, and returns and rents of $20,700 and $20,044 during the nine months ended September 30, 2015 and 2014, respectively, under this agreement. Pursuant to our Wyndham agreement, Wyndham has provided us with a limited guarantee, which is limited to $35,656 ($5,287 remaining at September 30, 2015), subject to an annual payment limit of $17,828 and which expires on July 28, 2020.  During the nine months ended September 30, 2015, Wyndham made $1,295 of net guarantee payments to us. The guarantee provided by Wyndham with respect to the lease with Wyndham Vacation for part of one hotel is unlimited.

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

Other management agreement and lease matters.  As of November 8, 2015, all payments due to us from our managers and tenants under our other operating agreements were current.  Additional details of our guarantees from Hyatt and Carlson are set forth in Note 11 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

Management Agreements and Leases

At September  30, 2015, we owned 302 hotels operated under nine operating agreements; 299 of these hotels are leased by us to our wholly owned TRSs and managed by hotel operating companies and three are leased to hotel operating companies.  At September  30, 2015, our 193 owned travel centers are leased to TA under five agreements. Our condensed consolidated statements of comprehensive income include operating revenues and expenses of our managed hotels and rental income from our leased hotels and travel centers.  Additional information regarding the terms of our management agreements and leases is included in the table and notes thereto on pages 36 through 38 below.

Results of Operations (dollar amounts in thousands, except per share amounts)

Three Months Ended September  30, 2015 Compared to the Three Months Ended September  30, 2014

	For the Three Months Ended September 30,
			Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$437,171	$394,973	$42,198	10.7%
Rental income - hotels	8,199	8,088	111	1.4%
Rental income - travel centers	65,548	55,749	9,799	17.6%
Total rental income	73,747	63,837	9,910	15.5%
FF&E reserve income	968	829	139	16.8%

Expenses:
Hotel operating expenses	308,603	279,560	29,043	10.4%
Depreciation and amortization - hotels	54,100	54,024	76	0.1%
Depreciation and amortization - travel centers	30,161	25,625	4,536	17.7%
Total depreciation and amortization	84,261	79,649	4,612	5.8%
General and administrative	19,831	16,798	3,033	18.1%
Acquisition related costs	851	14	837	5978.6%

Operating income	98,340	83,618	14,722	17.6%

Interest income	11	13	(2)	(15.4%)
Interest expense	(36,628)	(34,304)	(2,324)	6.8%
Loss on extinguishment of debt	-	(129)	129	n/a
Income before income taxes and equity earnings (losses) of an investee	61,723	49,198	12,525	25.5%
Income tax expense	(514)	(39)	(475)	1217.9%
Equity in earnings (losses) of an investee	(24)	38	(62)	n/a
Net income	61,185	49,197	11,988	24.4%
Preferred distributions	(5,166)	(5,166)	-	0.0%
Net income available for common shareholders	56,019	44,031	11,988	27.2%

Weighted average shares outstanding (basic)	151,359	149,665	1,694	1.1%
Weighted average shares outstanding (diluted)	151,386	150,007	1,379	0.9%

Net income available for common shareholders per common share (basic and diluted)	$0.37	$0.29	$0.08	27.6%

References to changes in the income and expense categories below relate to the comparison of consolidated results for the three month period ended September 30, 2015, compared to the three month period ended September 30, 2014.

The increase in hotel operating revenues is a result of increased revenues at certain of our managed hotels due to increases in ADR and higher occupancies ($33,293) and the effects of our hotel acquisitions since July 1, 2014 ($13,079).  These increases were partially offset by the effect of decreased revenues at certain of our managed hotels undergoing renovations during all or part of the 2015 period due primarily to lower occupancies ($4,174).  Additional operating statistics of our hotels are included in the table on page 39.

The increase in rental income  - hotels is primarily a result of contractual rent increases under certain of our hotel leases and increases in the minimum rents due to us as we funded improvements at certain of our leased hotels since July 1, 2014 ($660), partially offset by a decrease in certain below market lease revenue amortization ($549).  Rental income for each of the 2015 and 2014 periods includes $105 and $131, respectively, of adjustments to record rent on a straight line basis.

The increase in rental income - travel centers is primarily a result of our purchase from and leaseback to TA of 14 travel centers and certain assets at 11 sites we lease to TA in June and September 2015 ($4,997), an increase in straight line rent adjustments related to previously deferred rent amounts under our TA agreements ($3,225), and increases in the minimum rents due to us from TA for improvements we purchased at certain of our travel centers since July 1, 2014 ($2,545), partially offset by a decrease in rents related to our sale of five travel centers to TA in June 2015 ($968). Rental income for our travel centers for the 2015 and 2014 periods includes $3,647 and $422, respectively, of adjustments necessary to record rent on a straight line basis.

FF&E reserve income represents amounts paid by certain of our hotel tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our hotel leases require these amounts to be calculated as a percentage of total sales at our hotels. We do not report the amounts, if any, which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income. The increase in FF&E reserve income is the result of increased sales at certain of our leased hotels and increased FF&E contribution percentages required by certain of our hotel leases.

The increase in hotel operating expenses was primarily caused by the effect of our acquisitions since July 1, 2014 ($13,733), an increase in the amount of security deposit and guarantee replenishments under certain of our hotel operating agreements ($7,819), and increased expenses at certain of our managed hotels resulting primarily from higher wage and benefit costs and sales and marketing expenses ($6,458), partially offset by operating expense decreases at certain hotels undergoing renovations during the 2014 period due to lower occupancies ($3,787).  Certain of our guarantees and our security deposits may be replenished by subsequent cash flows from the applicable hotel operations pursuant to the terms of the respective operating agreements.  When our guarantees and our security deposits are replenished by cash flows from hotel operations, we reflect such replenishments in our condensed consolidated statements of comprehensive income as an increase to hotel operating expenses.

The increase in depreciation and amortization - hotels is primarily due to the depreciation and amortization of assets acquired with funds from our FF&E reserves or directly funded by us since July 1, 2014 ($2,521) and the effect of our hotel acquisitions since July 1, 2014 ($1,644), largely offset by certain of our depreciable assets becoming fully depreciated since July 1, 2014 ($4,089).

The increase in depreciation and amortization - travel centers is due to the depreciation and amortization of travel center improvements we acquired since July 1, 2014 ($2,475) and our travel center acquisitions since July 1, 2014 ($2,061).

The increase in general and administrative costs is primarily due to an increase in estimated business management incentive fees ($3,782) and an increase in business management base fees ($214), partially offset by the amortization of the liability we recorded in connection with our acquisition of RMR Inc. shares in June 2015 ($911) (see Note 10 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding this liability) and lower professional services expenses ($52).

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

The increases in net income, net income available for common shareholders and net income available for common shareholders per basic and diluted common share for the three months ended September 30, 2015, compared to the prior year period, are primarily a result of the changes discussed above.

Nine Months Ended September  30, 2015 Compared to the Nine Months Ended September  30, 2014

	For the Nine Months Ended September 30,
			Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$1,243,744	$1,112,157	$131,587	11.8%
Rental income - hotels	24,339	24,532	(193)	(0.8%)
Rental income - travel centers	183,222	166,427	16,795	10.1%
Total rental income	207,561	190,959	16,602	8.7%
FF&E reserve income	3,159	2,673	486	18.2%

Expenses:
Hotel operating expenses	870,689	780,955	89,734	11.5%
Depreciation and amortization - hotels	159,421	160,402	(981)	(0.6%)
Depreciation and amortization - travel centers	84,391	76,297	8,094	10.6%
Total depreciation and amortization	243,812	236,699	7,113	3.0%
General and administrative	53,820	41,429	12,391	29.9%
Acquisition related costs	1,986	237	1,749	738.0%

Operating income	284,157	246,469	37,688	15.3%

Interest income	32	63	(31)	(49.2%)
Interest expense	(107,918)	(104,101)	(3,817)	3.7%
Loss on extinguishment of debt	-	(855)	855	(100.0%)
Income before income taxes, equity earnings of an investee and gain on sale of real estate	176,271	141,576	34,695	24.5%
Income tax expense	(1,445)	(1,110)	(335)	n/a
Equity in earnings of an investee	71	66	5	7.6%
Income before gain on sale of real estate	174,897	140,532	34,365	24.5%
Gain on sale of real estate	11,015	130	10,885	8273.1%
Net income	185,912	140,662	45,250	32.2%
Preferred distributions	(15,498)	(15,498)	-	0.0%
Net income available for common shareholders	170,414	125,164	45,250	36.2%

Weighted average shares outstanding (basic)	150,476	149,616	860	0.6%
Weighted average shares outstanding (diluted)	150,863	149,834	1,029	0.7%

Net income available for common shareholders per common share: basic and diluted	$1.13	$0.84	$0.29	34.5%

References to changes in the income and expense categories below relate to the comparison of results for the nine month period ended September 30, 2015, compared to the nine month period ended September 30, 2014.

The increase in hotel operating revenues is a result of increased revenues at certain of our managed hotels due to increases in ADR and higher occupancies ($111,757), the effects of our hotel acquisitions since January 1, 2014 ($27,803), partially offset by decreased revenues at certain of our managed hotels undergoing renovations during all or part of the 2014 period due primarily to lower occupancies ($7,973).  Additional operating statistics of our hotels are included in the table on page 39.

The decrease in rental income - hotels is primarily a result of a decrease in certain below market lease revenue amortization ($1,648), partially offset by contractual rent increases under certain of our hotel leases and increases in the minimum rents due to us as we funded improvements at certain of our leased hotels since January 1, 2014 ($1,455).  Rental income for the 2015 and 2014 periods includes $355 and $393 of adjustments to record rent on a straight line basis, respectively.

The increase in rental income - travel centers is primarily a result of our purchase from and leaseback to TA of 14 travel centers and certain assets at 11 sites we lease to TA in June and September 2015 ($6,213), increases in the minimum rents due to us from TA for improvements we purchased at certain of our travel centers since January 1, 2014 ($4,633), and an increase in straight line rent adjustments related to previously deferred rent amounts under our TA agreements ($3,901). Rental income for our travel centers for the 2015 and 2014 periods includes $5,452 and $1,266, respectively, of adjustments necessary to record rent on a straight line basis.  The 2015 period includes $2,048 of percentage rent recognized upon amendment of our Prior TA Agreement in June 2015.

The increase in FF&E reserve income is primarily the result of increased sales at certain of our leased hotels and increased FF&E contribution percentage requirements in certain of our hotel leases.

The increase in hotel operating expenses was primarily caused by the effect of our acquisitions since January 1, 2014 ($29,400), higher management fees earned by our operators ($21,979), increased expenses at certain of our managed hotels resulting primarily from higher wage and benefit costs and sales and marketing expenses ($19,394),  an increase in the amount of security deposit and guarantee replenishments under certain of our hotel operating agreements ($13,614), and a reduction in the amount of minimum return shortfalls funded by our managers ($3,757), partially offset by operating expense decreases at certain hotels undergoing renovations during the 2015 period due to lower occupancies ($5,687) and the effects of our hotel dispositions since January 1, 2014 ($540).  When our managers fund shortfalls of our minimum returns under the terms of our operating agreements or their guarantees, we reflect such fundings (including security deposit applications) in our condensed consolidated statements of comprehensive income as a reduction of hotel operating expenses.

The decrease in depreciation and amortization - hotels is primarily due to certain of our depreciable assets becoming fully depreciated since January 1, 2014 ($14,943), partially offset by the depreciation and amortization of assets acquired with funds from our FF&E reserves or directly funded by us since January 1, 2014 ($10,734) and the effect of our hotel acquisitions since January 1, 2014 (3,228).

The increase in depreciation and amortization - travel centers is due to the depreciation and amortization of improvements made to our travel centers since January 1, 2014 ($5,603) and our travel center acquisitions since January 1, 2015 ($2,491).

The increase in general and administrative costs is primarily due to an increase in estimated business management incentive fees ($10,309), higher professional services costs ($1,425) and higher business management base fees ($1,799), partially offset by the amortization of the liability we recorded in connection with our acquisition of RMR Inc. shares in June 2015 ($1,142) (see Note 10 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding this liability).

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

We recognized higher state income taxes during the 2015 period primarily due to increased taxable income in certain jurisdictions and a higher effective tax rate.

Equity in earnings of an investee represents our proportionate share of earnings of AIC.

We recorded an $11,015 gain on sale of real estate in the 2015 period in connection with the sale of five travel centers.  We recorded a $130 gain on sale of real estate in the 2014 period in connection with the sale of one hotel.

The increases in net income, net income available for common shareholders and net income available for common shareholders per common share in the nine months ended September 30, 2015, compared to the prior year period, are primarily a result of the changes discussed above.

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our Managers and Tenants

As of September  30, 2015,  300 of our hotels are included in one of seven portfolio agreements and two hotels are not included in a portfolio and are leased to hotel operating companies. Our 193 owned travel centers are leased under five portfolio agreements. All costs of operating and maintaining our properties are paid by the hotel managers as agents for us or by our tenants for their own account. Our hotel managers and tenants derive their funding for property operating expenses and for returns and rents due to us generally from property operating revenues and, to the extent that these parties themselves fund our minimum returns and minimum rents, from their separate resources. Our hotel managers and tenants are Marriott, InterContinental, Sonesta, Wyndham, Hyatt, Carlson and Morgans Hotel Group, or Morgans. Our travel centers are leased to TA.

We define coverage for each of our hotel management agreements or leases as total property level revenues minus FF&E reserve escrows, if any, and all property level expenses which are not subordinated to the minimum returns and minimum rents due to us divided by the minimum returns or minimum rent payments due to us. More detail regarding coverage, guarantees and other features of our hotel operating agreements is presented in the tables and related notes on pages 36 through 39. For the twelve months ended September  30, 2015,  three of our nine hotel operating agreements, representing 16% of our total annual minimum returns and minimum rents, generated coverage of less than 1.0x (with a range among those three hotel operating agreements of 0.51x to 0.87x).

We define coverage for our travel center leases as property level revenues minus all property level expenses divided by the minimum rent payments due to us.  During the twelve months ended September 30, 2015, the operating results from our 193 properties in our five travel center leases generated coverage of 1.92x. Because a large percentage of TA’s business is conducted at properties leased from us, property level rent coverage may not be an appropriate way to evaluate TA’s ability to pay rents due to us. We believe property level rent coverage is nonetheless one useful indicator of the performance and value of our properties as we believe it is what an operator interested to acquire these properties or the leaseholds might use to evaluate the contribution of these properties to their earnings before corporate level expenses.

Three hundred seventeen (317) of our properties, representing 60% of our total historical investments at cost as of September  30, 2015, are operated under 10 management arrangements or leases which are subject to full or limited guarantees. These guarantees may provide us with continued payments if the property level cash flows fail to equal or exceed guaranteed amounts due to us. Our minimum returns and minimum rents for 93 hotels, representing 18% of our total historical investments at cost as of September 30, 2015, are secured by a security deposit which we control. Some of our managers and tenants, or their affiliates, may also supplement cash flow from our properties in order to make payments to us and preserve their rights to continue operating our properties even if they are not required to do so by guarantees. Guarantee payments, security deposit applications or supplemental payments to us, if any, made under any of our management agreements or leases do not subject us to repayment obligations, but, under some of our agreements, the manager or tenant may recover these guarantee or supplemental payments and the security deposits may be replenished from the subsequent cash flows from our properties after our future minimum returns and minimum rents are paid.

Cash flows from our hotels under certain of our agreements are less than the minimum amounts contractually required and we have been utilizing the applicable security features in our agreements to cover some of these shortfalls. However, several of the guarantees and all the security deposits we hold are for limited amounts, are for limited durations and may be exhausted or expire, especially if our hotel renovation and rebranding activities do not result in improved operating results at these hotels. Accordingly, the effectiveness of our various security features to provide uninterrupted payments to us is not assured. If any of our hotel managers, tenants or guarantors default in their payment obligations to us, our cash flows will decline and we may become unable to continue to pay distributions to our shareholders or the amount of the distributions may decline.

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

Changes in our cash flows for the nine months ended September 30, 2015 compared to the same period in 2014 were as follows: (1) cash flows provided by operating activities increased from $326,554 in 2014 to $374,906 in 2015; (2) cash used in investing activities increased from $214,085 in 2014 to $575,254 in 2015; and (3) cash flows from financing activities changed from $115,887 of cash used in financing activities in 2014 to $195,889 of cash provided by financing activities in 2015.

The increase in cash provided by operating activities for the nine months ended September 30, 2015 as compared to the prior year period is due primarily to an increase in the minimum returns and rents paid to us due to our funding of improvements to our hotels and travel centers, the improved operating performance at certain of our hotels, our acquisitions since January 1, 2014, an increase in security deposit replenishments and favorable changes in working capital. The increase in cash used in investing activities for the nine months ended September 30, 2015 as compared to the prior year period is primarily due to an increase in our real estate acquisitions, our funding of capital improvements and our investment in RMR Inc. The change in cash flows provided by (used in) financing activities for the nine months ended September 30, 2015 as compared to the prior year period is primarily due to higher net borrowings in 2015 used to fund our investing activities.

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

Our Investment and Financing Liquidity and Capital Resources

Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the nine months ended September 30, 2015, our hotel managers and hotel tenants deposited $49,774 to these accounts and $45,965 was spent from the FF&E reserve escrow accounts to renovate and refurbish our hotels.  As of September 30, 2015, there was $44,296 on deposit in these escrow accounts, which was held directly by us and is reflected in our condensed consolidated balance sheets as restricted cash.

Our hotel operating agreements generally provide that, if necessary, we may provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. To the extent we make such additional fundings, our annual minimum returns or minimum rents generally increase by a percentage of the amount we fund. During the nine months ended September 30, 2015, we funded $54,671 for capital improvements in excess of FF&E reserve fundings available from hotel operations to our hotels as follows:

•

During the nine months ended September 30, 2015, we funded $3,005 for capital improvements to hotels included in our Marriott No. 1 agreement using cash on hand and borrowings under our unsecured revolving credit facility. We currently expect to fund approximately $1,000 for capital improvements under this agreement during the remainder of 2015 using existing cash balances or borrowings under our unsecured revolving credit facility. As we fund these improvements, the minimum return payable to us increases.

•

During the nine months ended September 30, 2015, we funded $3,500 for capital improvements to hotels included in our Marriott No. 234 agreement using cash on hand and borrowings under our unsecured revolving credit facility.  As we fund these improvements, the minimum return payable to us increases.  We currently do not expect to make any fundings for capital improvements under this agreement during the remainder of 2015.

•

We currently expect to fund approximately $34,750 for capital improvements under our InterContinental agreement during the remainder of 2015 and in 2016 using existing cash balances or borrowings under our unsecured revolving credit facility.  We did not make any fundings for capital improvements to these hotels during the nine months ended September 30, 2015.  As we fund these improvements, the minimum return payable to us increases.

•

Our Sonesta management agreements do not require FF&E escrow deposits. Under our Sonesta agreement, we are required to fund capital expenditures made at our hotels. During the nine months ended September 30, 2015, we funded $42,870 for renovations and other capital improvements to hotels included in our Sonesta agreement using cash on hand and borrowings under our unsecured revolving credit facility.  We currently expect to fund approximately $55,000 during the remainder of 2015 and in 2016 using existing cash balances or borrowings under our unsecured revolving credit facility. As we fund these improvements, the minimum returns payable to us increase to the extent amounts funded exceed threshold amounts, as defined in our Sonesta agreement.

•

Our Wyndham agreement requires FF&E escrow deposits only if there is excess cash flow after payment of our minimum returns.  No FF&E escrow deposits were required during the nine months ended September 30, 2015.  During the nine months ended September 30, 2015, we funded $5,296 for renovations and other capital improvements to hotels included in our Wyndham agreement using existing cash balances and borrowings under our unsecured revolving credit facility.  We currently expect to fund approximately $3,700 for capital improvements under this agreement during the remainder of 2015 and in 2016 using existing cash balances or borrowings under our unsecured revolving credit facility. As we fund these improvements, the minimum return payable to us increases.

Our travel center leases with TA do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components. Under all of our leases with TA, TA may request that we purchase qualifying capital improvements to the leased facilities in return for minimum rent increases. However, TA is not obligated to request and we are not obligated to purchase any such improvements. We funded $70,150 for purchases of capital improvements under these lease provisions during the nine months ended September 30, 2015, resulting in TA’s annual minimum rent payable to us increasing by $5,963 pursuant to the leases.

On each of January 15, 2015, April 15, 2015, July 15, 2015 and October 15, 2015 we paid a $0.4453 per share distribution, or $5,166, to our Series D preferred shareholders. We funded these distributions using cash on hand and borrowings under our unsecured revolving credit facility.

On February 24, 2015, we paid a $0.49 per share distribution, or $73,466, to our common shareholders.  On May 21, 2015, we paid a $0.50 per share distribution, or $74,981, to our common shareholders.  On August 19, 2015, we paid a $0.50 per share distribution, or $75,743, to our common shareholders.  We funded these distributions using cash on hand and borrowings under our unsecured revolving credit facility.  On October 12, 2015, we declared a $0.50 per share distribution, or $75,774, to our common shareholders of record as of October 23, 2015.  We expect to pay this amount on or about November 19, 2015 using cash on hand and borrowings under our unsecured revolving credit facility.

On March 16, 2015, we acquired a 300 room hotel located in Rosemont, IL for $35,500, excluding acquisition related costs.  We funded this acquisition using cash on hand and borrowings under our unsecured revolving credit facility.

On April 28, 2015, we acquired a land parcel adjacent to one of our hotels in Fort Lauderdale, FL for $750, excluding acquisition related costs.  We funded this acquisition using cash on hand.

On May 15, 2015, we acquired a 364 room full service hotel located in Denver, CO for $77,250,  excluding acquisition related costs.  We funded this acquisition using cash on hand and borrowings under our unsecured revolving credit facility.

In June 2015, in a series of transactions, we purchased from TA 12 travel centers it owned and certain assets it owned at 10 properties TA leased from us for an aggregate purchase price of $227,877. We funded these acquisitions using cash on hand and borrowings under our unsecured revolving credit facility.

On June 5, 2015, we acquired 5,019,121 shares of RMR Inc. for $55,922, excluding acquisition related costs. As payment for the RMR Inc. shares, we issued 1,490,000 of our common shares valued at $43,299  and funded the remainder of the purchase price with cash on hand.  Through our acquisition of the RMR Inc. shares, we indirectly acquired an economic ownership of 16.2% of our manager RMR LLC.  We have agreed to distribute approximately half of the RMR Inc. shares we acquired to our shareholders as a special distribution, and RMR Inc. agreed to facilitate this distribution by filing a registration statement with the SEC to register those shares to be distributed and by seeking a listing of those shares on a national stock exchange.  We will not distribute our RMR Inc. shares until such a registration statement is declared effective by the SEC.

On June 9, 2015, we sold five TA branded travel centers to TA for $45,042.  As a result of this sale, we recorded an $11,015 gain on sale of real estate in the three months ended June 30, 2015.  Net proceeds from the sale were used to partially fund our acquisition of the travel centers noted above.

On July 23, 2015, we acquired a portfolio of nine extended stay hotels with 1,095 suites located in eight states for $85,000, excluding acquisition related costs.  We funded this acquisition using cash on hand and borrowings under our unsecured revolving credit facility.

On September 23, 2015, we purchased from TA two travel centers it owned and certain assets at one property TA leased from us for an aggregate purchase price of $51,506.  We funded this acquisition using cash on hand and borrowings under our unsecured revolving credit facility.

On October 27, 2015, we entered an agreement to acquire two extended stay hotels with 262 suites in Cleveland and Westlake, OH for an aggregate purchase price of $12,000.  We expect to fund this acquisition using cash on hand and borrowings under our unsecured revolving credit facility.

On October 30, 2015, we acquired the land and certain improvements at a travel center located in Waterloo, NY we leased from a third party and subleased to TA for $15,000, excluding acquisition related costs.  We funded this acquisition using cash on hand.

In order to fund capital improvements to our properties and acquisitions and to meet cash needs that may result from timing differences between our receipt of returns and rents and our need or desire to pay operating expenses, debt service and distributions, as of September  30, 2015, we maintained a $750,000 unsecured revolving credit facility.

Our $750,000 unsecured revolving credit facility and our $400,000 unsecured term loan are both governed by a single credit agreement.  The maturity date of the unsecured revolving credit facility is July 15, 2018 and the maturity date of our $400,000 unsecured term loan is April 15, 2019. Subject to the payment of an extension fee and meeting other conditions, we have an option to further extend the maturity date of the unsecured revolving credit facility by an additional one year to July 15, 2019. The credit agreement provides that we can borrow, repay and reborrow funds available under the unsecured revolving credit facility until maturity, and no principal repayment is due until maturity. Our unsecured term loan is prepayable without penalty at any time.  The credit agreement for our unsecured revolving credit facility and unsecured term loan includes a feature under which the maximum borrowing availability under the facilities may be increased up to $2,300,000 on a combined basis in certain circumstances.

The interest rate paid on borrowings under the unsecured revolving credit facility is LIBOR plus a premium, which was 110 basis points as of September 30, 2015, and the facility fee on the total amount of lending commitments under the unsecured revolving credit facility was 20 basis points per annum as of September 30, 2015. The interest rate paid on borrowings under the unsecured term loan is LIBOR plus a premium, which was 120 basis points as of September 30, 2015. Both the interest rate premiums and the facility fee are subject to adjustment based upon changes to our credit ratings. As of September 30, 2015, and November 8, 2015, we had $454,000 and $384,000, respectively, outstanding under our unsecured revolving credit facility.  As of September 30, 2015, the annual interest rate for the amount outstanding under our unsecured revolving credit facility was 1.29%.    As of both September  30, 2015 and November 8, 2015, we had $400,000 outstanding under our unsecured term loan. As of September 30, 2015, the annual interest rate for the amount outstanding under our unsecured term loan was 1.40%.

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

Our term debt maturities (other than our unsecured revolving credit facility and unsecured term loan) as of September 30, 2015 were as follows: $275,000 in 2016, $300,000 in 2017, $350,000 in 2018, $500,000 in 2022, $300,000 in 2023, $350,000 in 2024, $350,000 in 2025 and $8,478 in 2027.

Our $8,478 of 3.8% convertible senior unsecured notes due 2027 are convertible into our common shares, if certain conditions are met (including certain changes in control), into cash equal to the principal amount of the notes and, to the extent the market price of our common shares exceeds the exchange price of $50.50 per share, subject to adjustment, either cash or our common shares at our option with a value based on such excess amount. Holders of our convertible senior unsecured notes may require us to repurchase all or a portion of the notes on March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events. None of our other unsecured debt obligations require principal or sinking fund payments prior to their maturity dates.

We expect to use existing cash balances, the cash flow from our operations, borrowings under our unsecured revolving credit facility, net proceeds from any property sales and net proceeds of offerings of equity or debt securities to fund future debt maturities, property acquisitions and improvements and other general business purposes. We may also seek to participate in joint ventures or other arrangements that may provide us additional sources of financing.    Although we have not historically done so, we may also assume mortgage debt on properties we may acquire or obtain mortgage financing on our existing properties.

When significant amounts are outstanding for an extended period of time under our unsecured revolving credit facility and as the maturity dates of our unsecured revolving credit facility and term debts approach, we currently expect to explore alternatives for the repayment of amounts due or renewal or extension of the maturity dates. Such alternatives may include incurring additional debt, issuing new equity securities and the sale of properties. We have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.

While we believe we will have access to various types of financings, including debt or equity, to fund our future acquisitions and to pay our debts and other obligations, there can be no assurance that we will be able to complete any debt or equity offerings or what our cost of any future public or private financings may be.

Off Balance Sheet Arrangements

As of September  30, 2015, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

Our principal debt obligations at September  30, 2015 consist of outstanding borrowings under our $750,000 unsecured revolving credit facility, our $400,000 unsecured term loan and $2,433,478 of publicly issued unsecured term debt and convertible notes. Our publicly issued unsecured term debt and convertible notes are governed by an indenture.  Our credit agreement for our unsecured revolving credit facility and unsecured term loan and our senior unsecured notes and convertible notes indenture and its supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business manager.  Our credit agreement for our unsecured revolving credit facility and unsecured term loan and our senior unsecured notes indenture and its related supplements also contain covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and require us to maintain various financial ratios. As of September  30, 2015, we believe we were in compliance with all of the covenants under our credit agreement for our unsecured revolving credit facility and unsecured term loan and our senior unsecured notes indenture and its related supplements.

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

Management Agreements, Leases and Operating Statistics (dollar amounts in thousands)

As of September  30, 2015,  300 of our hotels are included in one of seven portfolio agreements and two hotels are not included in a portfolio and are leased to hotel operating companies. Our 193 travel centers are leased under five portfolio agreements. Our hotels are managed by or leased to separate affiliates of InterContinental, Marriott, Hyatt, Carlson, Sonesta, Wyndham and Morgans under nine agreements. Our 193 travel centers are leased to and operated by TA under five agreements.

The table and related notes on pages 36 to 38 summarize significant terms of our leases and management agreements as of September  30, 2015. The tables on pages 36 and 39 also include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include coverage of our minimum returns or minimum rents and occupancy, ADR and RevPAR for our hotel properties. We consider these statistics and the management agreement or lease security features also presented in the tables on the following pages to be important measures of our managers’ and tenants’ success in operating our properties and their ability to continue to pay us.  However, none of this third party reported information is a direct measure of our financial performance and we have not independently verified this data.

					Rent / Return Coverage (3)
		Number of		Annual	Three Months Ended		Twelve Months Ended
Operating Agreement	Number of	Rooms /		Minimum	September 30,		September 30,
Reference Name	Properties	Suites	Investment (1)	Return/Rent (2)	2015	2014	2015	2014
Marriott (No. 1) (4)	53	7,610	$687,706	$68,277	1.56x	1.44x	1.29x	1.15x
Marriott (No. 234) (5)	68	9,120	1,000,439	106,243	1.20x	1.11x	1.07x	0.95x
Marriott (No. 5) (6)	1	356	90,078	10,116	0.45x	0.41x	0.51x	0.27x
Subtotal / Average Marriott	122	17,086	1,778,223	184,636	1.29x	1.19x	1.12x	0.99x
InterContinental (7)	93	14,182	1,545,639	149,778	1.25x	1.15x	1.18x	1.07x
Sonesta(8)	31	5,831	1,070,123	81,433	0.66x	0.62x	0.69x	0.55x
Wyndham (9)	22	3,579	380,755	27,843	1.09x	1.04x	0.87x	0.65x
Hyatt (10)	22	2,724	301,942	22,037	1.17x	0.99x	1.04x	0.94x
Carlson (11)	11	2,090	209,895	12,920	1.55x	1.35x	1.30x	1.00x
Morgans (12)	1	372	120,000	7,595	1.63x	1.72x	1.09x	1.07x
Subtotal / Average Hotels	302	45,864	5,406,577	486,242	1.17x	1.08x	1.05x	0.93x
TA (No. 1) (13)	39	N/A	624,476	48,295	1.78x	1.71x	1.85x	1.54x
TA (No. 2) (14)	38	N/A	599,684	46,765	1.82x	1.74x	1.98x	1.66x
TA (No. 3) (15)	38	N/A	584,339	49,613	1.73x	1.99x	1.97x	1.81x
TA (No. 4) (16)	38	N/A	523,361	46,297	1.76x	1.87x	1.97x	1.74x
TA (No. 5) (17)	40	N/A	808,306	62,949	1.68x	1.69x	1.87x	1.58x
Subtotal / Average TA	193	N/A	3,140,166	253,919	1.75x	1.79x	1.92x	1.65x
Total / Average	495	45,864	$8,546,743	$740,161	1.36x	1.32x	1.34x	1.17x

(1)

Represents the historical cost of our properties plus capital improvements funded by us less impairment writedowns, if any, and excludes capital improvements made from FF&E reserves funded from hotel operations.

(2)

Each of our management agreements or leases provides for payment to us of an annual minimum return or minimum rent, respectively. Certain of these minimum payment amounts are secured by full or limited guarantees or security deposits as more fully described below. In addition, certain of our hotel management agreements provide for payment to us of additional amounts to the extent of available cash flow as defined in the management agreement. Payments of these additional amounts are not guaranteed or secured by deposits.  Annualized minimum rent amounts represent cash rent amounts due to us and exclude adjustments necessary to record rent on a straight line basis.

(3)

We define coverage as combined total property level revenues minus the required FF&E reserve escrows, if any, and all property level expenses which are not subordinated to minimum returns and minimum rent payments to us (which data is provided to us by our managers or tenants), divided by the minimum return or minimum rent payments due to us. Coverage amounts for our Sonesta, InterContinental and TA Nos. 1, 2, 3 and 4 agreements include data for periods prior to our ownership of certain properties.

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

We originally held a security deposit of $64,700 under this agreement.  As of September 30, 2015, the available balance of this security deposit was $7,389.  This security deposit may be replenished from future cash flows from these hotels in excess of our minimum return and certain management fees.  Marriott has also provided us with a $40,000 limited guaranty for payment shortfalls up to 90% of our minimum return after the available security deposit has been depleted, which expires in 2019.  As of September 30, 2015, the available Marriott guaranty was $30,672.

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

(7)

We lease 92 InterContinental branded hotels (19 Staybridge Suites®, 61 Candlewood Suites®, two InterContinental®, seven Crowne Plaza® and three Holiday Inn® hotels) in 27 states in the U.S. and Ontario, Canada to one of our TRSs.  These 92 hotels are managed by subsidiaries of InterContinental under a combination management agreement.  We lease one additional InterContinental® branded hotel in Puerto Rico to a subsidiary of InterContinental. The annual minimum return amount presented in the table on page 36 includes $7,848 of minimum rent related to the leased Puerto Rico hotel.  The management agreement and the lease expire in 2036; InterContinental has two renewal options for 15 years each for all, but not less than all, of the hotels.

We originally held a security deposit of $73,872 under this agreement.  As of September 30, 2015, we have applied $28,197 of the security deposit to cover shortfalls in the payments of our minimum return and rent.  As of September 30, 2015, the balance of this security deposit was $45,675.  This security deposit may be replenished and increased up to $100,000 from future cash flows from these hotels in excess of our minimum return and rent and certain management fees.

Under this agreement, InterContinental is required to maintain a minimum security deposit of $37,000. On January 6, 2014, we entered into a letter agreement with InterContinental under which the minimum security deposit balance required to be maintained during 2015 will be reduced by two dollars for every dollar of additional security deposit InterContinental provides to us.  As of September 30, 2015, InterContinental had not provided us any additional security deposits.  In addition to our minimum return, this management agreement provides for an annual additional return payment to us of $12,067 to the extent of available cash flow after payment of hotel operating expenses, funding of the required FF&E reserve, if any, payment of our minimum return, payment of certain management fees and replenishment and expansion of the security deposit.

In addition, the agreement provides for payment to us of 50% of the available cash flow after payment to us of the annual additional return amount.  These additional return amounts are not guaranteed or secured by the security deposit we hold.

(8)

We lease our 31 Sonesta branded hotels (four Royal Sonesta®, four Sonesta® and 23 Sonesta ES Suites® hotels) in 18 states to one of our TRSs.  The hotels are managed by Sonesta under a combination management agreement which expires in 2037; Sonesta has two renewal options for 15 years each for all, but not less than all, of the hotels.

We have no security deposit or guaranty from Sonesta.  Accordingly, payment by Sonesta of the minimum return due to us under this management agreement is limited to available hotel cash flow after the payment of operating expenses, including certain management fees, and we are financially responsible for operating cash flow deficits, if any.

In addition to our minimum return, this management agreement provides for payment to us of 80% of available cash flow after payment of hotel operating expenses, management fees to Sonesta, our minimum return, an imputed FF&E reserve to us and reimbursement of operating loss or working capital advances, if any.

(9)

We lease our 22 Wyndham branded hotels (six Wyndham Hotels and Resorts® and 16 Hawthorn Suites® hotels) in 14 states to one of our TRSs.  The hotels are managed by a subsidiary of Wyndham under a combination management agreement which expires in 2038; Wyndham has two renewal options for 15 years each for all, but not less than all, of the hotels.  We also lease 48 vacation units in one of the hotels to Wyndham Vacation under a lease that expires in 2037; Wyndham Vacation has two renewal options for 15 years each for all, but not less than all, of the vacation units.  The lease is guaranteed by Wyndham and provides for rent increases of 3% per annum. The annual minimum return amount presented in the table on page 36 includes $1,326 of minimum rent related to the Wyndham Vacation lease.

We had a guaranty of $35,656 under this agreement for payment shortfalls of the minimum return, subject to an annual payment limit of $17,828.  As of September 30, 2015, the available Wyndham guaranty was $5,287.  This guaranty expires in 2020.

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

We originally had a guaranty of $50,000 under this agreement for payment shortfalls of our minimum return.  As of September 30, 2015, the available Hyatt guaranty was $14,893.  The guaranty is limited in amount but does not expire in time and may be replenished from future cash flows from the hotels in excess of our minimum return.

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

We originally had a limited guaranty of $40,000 under this agreement for payment shortfalls of our minimum return.  As of September 30, 2015, the available Carlson guaranty was $25,580.  The guaranty is limited in amount but does not expire in time and may be replenished from future cash flows from the hotels in excess of our minimum return.

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

(13)

We lease 39 travel centers (36 TravelCenters of America® branded travel centers and three Petro Stopping Centers® branded travel centers) in 29 states to a subsidiary of TA under a lease that expires in 2029; TA has two renewal options for 15 years each for all, but not less than all, of these travel centers.  In addition to the payment of our minimum rent, beginning in 2016, this lease agreement provides for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2015 non-fuel revenues). TA’s previously deferred rent obligation of $27,421 of $150,000 is due at the expiration of the initial term of this lease. This lease is guaranteed by TA.

(14)

We lease 38 travel centers (37 TravelCenters of America® branded travel centers and one Petro Stopping Centers®)  in 27 states to a subsidiary of TA under a lease that expires in 2028; TA has two renewal options for 15 years each for all, but not less than all, of these travel centers.  In addition to the payment of our minimum rent, beginning in 2016, this lease agreement provides for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2015 non-fuel revenues). TA’s previously deferred rent obligation of $29,107 of $150,000 is due at the expiration of the initial term of this lease. This lease is guaranteed by TA.

(15)

We lease 38 TravelCenters of America® branded travel centers in 29 states to a subsidiary of TA under a lease that expires in 2026; TA has two renewal options for 15 years each for all, but not less than all, of these travel centers.  In addition to the payment of our minimum rent, beginning in 2016, this lease agreement provides for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2015 non-fuel revenues). TA’s previously deferred rent obligation of $29,324 of $150,000 is due at the expiration of the initial term of this lease. This lease is guaranteed by TA.

(16)

We lease 38 travel centers (36 TravelCenters of America® branded travel centers and two Petro Stopping Centers® branded travel centers) in 28 states to a subsidiary of TA under a lease that expires in 2030; TA has two renewal options for 15 years each for all, but not less than all, of these travel centers.  In addition to the payment of our minimum rent, beginning in 2016, this lease agreement provides for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2015 non-fuel revenues). TA’s previously deferred rent obligation of $21,233 of $150,000 is due at the expiration of the initial term of this lease. This lease is guaranteed by TA.

(17)

We lease 40 Petro Stopping Centers® branded travel centers in 25 states to a subsidiary of TA under a lease that expires in 2024; TA has two renewal options for 15 years each for all, but not less than all, of these travel centers.  In addition to the payment of our minimum rent, this lease agreement provides for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2012 non-fuel revenues).  We have agreed to waive payment of the first $2,500 of percentage rent that may become due under the TA No. 5 agreement. We have waived $1,826 of percentage rent as of September 30, 2015.  TA’s previously deferred rent obligation of $42,915 of $150,000 is due at the expiration of this lease. This lease is guaranteed by TA.

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

		No. of
	No. of	Rooms /	Three Months Ended September 30, (1)			Nine Months Ended September 30, (1)
	Hotels	Suites	2015	2014	Change	2015	2014	Change
ADR
Marriott (No. 1)	53	7,610	$130.38	$123.13	5.9%	$129.15	$121.31	6.5%
Marriott (No. 234)	68	9,120	128.66	120.55	6.7%	127.52	117.93	8.1%
Marriott (No. 5)	1	356	243.56	226.07	7.7%	239.67	223.05	7.5%
Subtotal / Average Marriott	122	17,086	132.00	124.23	6.3%	130.91	121.94	7.4%
InterContinental (1)	93	14,182	109.97	102.62	7.2%	109.68	102.12	7.4%
Sonesta (1)	31	5,831	140.76	138.54	1.6%	142.39	137.44	3.6%
Wyndham	22	3,579	100.04	90.61	10.4%	97.78	87.92	11.2%
Hyatt	22	2,724	105.43	101.61	3.8%	107.31	100.99	6.3%
Carlson	11	2,090	111.22	102.64	8.4%	109.15	99.36	9.9%
Morgans	1	372	287.76	268.49	7.2%	271.12	257.06	5.5%
All Hotels Total / Average	302	45,864	$122.24	$115.15	6.2%	$121.63	$113.42	7.2%

OCCUPANCY
Marriott (No. 1)	53	7,610	76.6%	76.2%	0.4 pts	72.5%	71.5%	1.0 pts
Marriott (No. 234)	68	9,120	78.8%	78.8%	0.0 pts	76.5%	76.0%	0.5 pts
Marriott (No. 5)	1	356	84.0%	90.6%	-6.6 pts	86.2%	86.7%	-0.5 pts
Subtotal / Average Marriott	122	17,086	77.9%	77.9%	0.0 pts	74.9%	74.2%	0.7 pts
InterContinental (1)	93	14,182	85.9%	85.8%	0.1 pts	83.7%	83.4%	0.3 pts
Sonesta (1)	31	5,831	69.8%	67.1%	2.7 pts	69.1%	63.7%	5.4 pts
Wyndham	22	3,579	75.4%	75.2%	0.2 pts	72.1%	70.0%	2.1 pts
Hyatt	22	2,724	82.1%	78.4%	3.7 pts	80.0%	79.0%	1.0 pts
Carlson	11	2,090	76.4%	77.1%	-0.7 pts	75.1%	73.9%	1.2 pts
Morgans	1	372	96.5%	97.2%	-0.7 pts	92.5%	91.9%	0.6 pts
All Hotels Total / Average	302	45,864	79.5%	78.9%	0.6 pts	77.1%	75.8%	1.3 pts

RevPAR
Marriott (No. 1)	53	7,610	$99.87	$93.83	6.4%	$93.63	$86.74	7.9%
Marriott (No. 234)	68	9,120	101.38	94.99	6.7%	97.55	89.63	8.8%
Marriott (No. 5)	1	356	204.59	204.82	-0.1%	206.60	193.38	6.8%
Subtotal / Average Marriott	122	17,086	102.83	96.78	6.3%	98.05	90.48	8.4%
InterContinental (1)	93	14,182	94.46	88.05	7.3%	91.80	85.17	7.8%
Sonesta (1)	31	5,831	98.25	92.96	5.7%	98.39	87.55	12.4%
Wyndham	22	3,579	75.43	68.14	10.7%	70.50	61.54	14.6%
Hyatt	22	2,724	86.56	79.66	8.7%	85.85	79.78	7.6%
Carlson	11	2,090	84.97	79.14	7.4%	81.97	73.43	11.6%
Morgans	1	372	277.69	260.97	6.4%	250.79	236.24	6.2%
All Hotels Total / Average	302	45,864	$97.18	$90.85	7.0%	$93.78	$85.97	9.1%

(1)	Operating data includes data for periods prior to our ownership of certain hotels.

Seasonality

Our hotels and travel centers have historically experienced seasonal differences typical of their industries with higher revenues in the second and third quarters of calendar years compared with the first and fourth quarters. This seasonality is not expected to cause material fluctuations in our income or cash flow because most of our management agreements and leases require our managers and tenants to make the substantial portion of our return payments and rents to us in equal amounts throughout a year. Seasonality may affect our hotel operating revenues and our net cash flows from our Sonesta managed hotels and our hotels included in our Marriott No. 1 agreement, but we do not expect seasonal variations to have a material impact upon our financial results of operations or upon our managers’ or tenants’ abilities to meet their contractual obligations to us.

Related Person Transactions

We have relationships and historical and continuing transactions with TA, Sonesta, RMR Inc., RMR LLC and others related to them, including with other companies to which RMR LLC provides management services and which have trustees, directors and officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc.  For further information about these and other such relationships and related person transactions, please see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, our 2014 Annual Report, our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders, our Current Reports on Form 8-K filed with the SEC on June 5, 8, 12, 22 and 25, July 28 and September 23, 2015, and our other filings with the SEC.  In addition, please see the section captioned “Risk Factors” of our 2014 Annual Report for a description of risks that may arise as a result of these related person transactions and relationships.  Our filings with the SEC are available at the SEC’s website at www.sec.gov.  Copies of certain of our agreements with these related parties are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov.

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

Non-GAAP Measures

Funds From Operations Available for Common Shareholders and Normalized Funds From Operations Available for Common Shareholders

We calculate funds from operations available for common shareholders, or FFO, and Normalized FFO available for common shareholders as shown below.  FFO available for common shareholders is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income available for common shareholders, calculated in accordance with GAAP, excluding any gain or loss on sale of properties and loss on impairment of real estate assets, plus real estate depreciation and amortization, as well as certain other adjustments currently not applicable to us.  Our calculation of Normalized FFO available for common shareholders differs from NAREIT’s definition of FFO available for common shareholders because we include estimated percentage rent in the period to which we estimate that it relates rather than when it is recognized as income in accordance with GAAP, we include estimated business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP and we exclude acquisition related costs and loss on early extinguishment of debt.  We consider FFO available for common shareholders and Normalized FFO available for common shareholders to be appropriate measures of operating performance for a REIT, along with net income, net income available for common shareholders, operating income and cash flow from operating activities.  We believe that FFO available for common shareholders and Normalized FFO available for common shareholders provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO available for common shareholders and Normalized FFO available for common shareholders may facilitate a comparison of our operating performance between periods and with other REITs.  FFO available for common shareholders and Normalized FFO available for common shareholders are among the factors considered by our Board of Trustees when determining the amount of distributions to shareholders.  Other factors include, but are not limited to, requirements to maintain our status as a REIT, limitations in our unsecured revolving credit facility and unsecured term loan agreement and public debt covenants, the availability of debt and equity capital, our expectation of our future capital requirements and operating performance, and our expected needs for and availability of cash to pay our obligations. FFO available for common shareholders and Normalized FFO available for common shareholders do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, operating income, net income available for common shareholders or cash flow from operating activities determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs.  These measures should be considered in conjunction with net income, operating income, net income available for common shareholders and cash flow from operating activities as presented in our condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows.  Other real estate companies and REITs may calculate FFO available for common shareholders and Normalized FFO available for common shareholders differently than we do.

Our calculations of FFO available for common shareholders and Normalized FFO available for common shareholders for the three and nine months ended September  30, 2015 and 2014 and reconciliations of FFO available for common shareholders and Normalized FFO available for common shareholders to net income available for common shareholders, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, appear in the following table (amounts in thousands, except per share amounts):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2015	2014	2015	2014
Net income available for common shareholders		$56,019	$44,031	$170,414	$125,164
Add (Less):	Depreciation and amortization expense	84,261	79,649	243,812	236,699
	Gain on sale of real estate (1)	-	-	(11,015)	(130)
FFO available for common shareholders		140,280	123,680	403,211	361,733
Add (Less):	Acquisition related costs (2)	851	14	1,986	237
	Deferred percentage rent (3)	-	557	-	2,129
	Estimated business management incentive fees (4)	8,561	4,778	17,383	6,951
	Loss on early extinguishment of debt (5)	-	129	-	855
Normalized FFO available for common shareholders		$149,692	$129,158	$422,580	$371,905

Weighted average shares outstanding (basic)		151,359	149,665	150,476	149,616
Weighted average shares outstanding (diluted) (6)		151,386	150,007	150,863	149,834

Basic and diluted per common share amounts:
	FFO available for common shareholders (basic)	$0.93	$0.83	$2.68	$2.42
	FFO available for common shareholders (diluted)	$0.93	$0.82	$2.67	$2.41
	Normalized FFO available for common shareholders (basic)	$0.99	$0.86	$2.81	$2.49
	Normalized FFO available for common shareholders (diluted)	$0.99	$0.86	$2.80	$2.48
Distributions declared per share		$0.50	$0.49	$0.99	$0.97

(1)

We recorded an $11,015 gain on sale of real estate in the second quarter of 2015 in connection with the sale of five travel centers.  We recorded a $130 gain on sale of real estate in the second quarter of 2014 in connection with the sale of one hotel.

(2)	Represents costs associated with our acquisition activities.
(3)

In calculating net income in accordance with GAAP, we generally recognize percentage rental income received for the first, second and third quarters in the fourth quarter, which is when all contingencies have been met and the income is earned. In calculating net income in accordance with GAAP for the second quarter of 2015, we recognized $2,048 of percentage rent as a result of the modification of our travel center leases.
(4)

Estimated incentive fees under our business management agreement calculated based on common share total return, as defined,  are included in general and administrative expense in our condensed consolidated financial statements.  In calculating net income in accordance with GAAP, we recognize estimated business management incentive fee expense, if any, each quarter.  Although we recognize this expense, if any, each quarter for purposes of calculating net income, we do not include these amounts in the calculation of Normalized FFO available for common shareholders until the fourth quarter, which is when the actual expense amount for the year is determined.  Incentive fees for 2015, if any, will be paid in cash in January 2016.

(5)

We recorded a $726 loss on early extinguishment of debt in the first quarter of 2014 in connection with amending the terms of our unsecured revolving credit facility and unsecured term loan and the redemption of certain senior unsecured notes. We recorded a $129 loss on early extinguishment of debt in the third quarter of 2014 in connection with our redemption of certain senior unsecured notes.

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

As of September 30, 2015, our outstanding publicly tradable debt consisted of seven issues of fixed rate, senior unsecured notes and one issue of fixed rate, convertible senior unsecured notes:

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

Except as described in note 1 to the table above, no principal repayments are due under these notes until maturity. Because these notes require interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are 100 basis points higher than the rates shown above, our per annum interest cost would increase by approximately $24,335. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at September 30, 2015 and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point change in interest rates would change the fair value of those debt obligations by approximately $87,250. Changes in the trading price of our common shares may also affect the fair value of our convertible senior unsecured notes.

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

At September  30, 2015, our floating rate debt consisted of $454,000 outstanding under our $750,000 unsecured revolving credit facility and our $400,000 unsecured term loan. The maturity date of our unsecured revolving credit facility is July 15, 2018, and subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the stated maturity by one year to July 15, 2019. The maturity date of our unsecured term loan is April 15, 2019. No principal repayments are required under our unsecured revolving credit facility prior to maturity, and repayments may be made, and redrawn subject to conditions at any time without penalty.  No principal prepayments are required under our unsecured term loan prior to maturity and repayments may be made subject to conditions at any time without penalty, but after amounts outstanding under our unsecured term loan are repaid, amounts may not be redrawn. Borrowings under our unsecured revolving credit facility and unsecured term loan are in U.S. dollars and require interest at LIBOR plus premiums that are subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR.  In addition, upon renewal or refinancing of our unsecured revolving credit facility or our unsecured term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of this floating rate debt but would affect our operating results.

The following table presents the impact a 100 basis points increase in interest rates would have on our annual floating rate interest expense as of September 30, 2015:

	Impact of Increase in Interest Rates
	Interest Rate	Outstanding	Total Interest	Annual Per Common
	Per Year (1)	Debt	Expense Per Year	Share Impact (2)
At September 30, 2015	1.34%	$854,000	$11,444	$0.08
100 basis point increase	2.34%	$854,000	$19,984	$0.13

(1)	Weighted average based on the outstanding borrowings as of September 30, 2015.
(2)	Based on diluted weighted average shares outstanding for the nine months ended September 30, 2015.

The following table presents the impact that a 100 basis point increase in interest rates would have on our annual floating rate interest expense at September 30, 2015 if we were fully drawn on our unsecured revolving credit facility and unsecured term loan remained outstanding:

	Impact of Increase in Interest Rates
	Interest Rate	Outstanding	Total Interest	Annual Per Common
	Per Year (1)	Debt	Expense Per Year	Share Impact (2)
At September 30, 2015	1.33%	$1,150,000	$15,295	$0.10
100 basis point increase	2.33%	$1,150,000	$26,795	$0.18

(1)	Weighted average based on the (assuming fully drawn) outstanding borrowings as of September 30, 2015.
(2)	Based on diluted weighted average shares outstanding for the nine months ended September 30, 2015.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10‑Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	OUR HOTEL MANAGERS’ OR TENANTS’ ABILITIES TO PAY THE CONTRACTUAL AMOUNTS OF RETURNS OR RENTS DUE TO US,

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

•	OUR INTENT TO MAKE IMPROVEMENTS TO CERTAIN OF OUR PROPERTIES AND THE SUCCESS OF OUR HOTEL RENOVATION PROGRAM,

•	OUR ABILITY TO MAKE ACQUISITIONS OF PROPERTIES AND OTHER INVESTMENTS,

•	OUR ABILITY TO RETAIN QUALIFIED MANAGERS AND TENANTS FOR OUR HOTELS AND TRAVEL CENTERS ON SATISFACTORY TERMS,

•	OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR UNSECURED REVOLVING CREDIT FACILITY,

•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•	OUR ABILITY TO APPROPRIATELY BALANCE OUR USE OF DEBT AND EQUITY CAPITAL,

•	OUR CREDIT RATINGS,

•	OUR POLICIES AND PLANS REGARDING INVESTMENTS AND FINANCINGS,

•	THE ABILITY OF TA TO PAY CURRENT AND DEFERRED RENT AMOUNTS DUE TO US,

•	OUR EXPECTATION THAT WE WILL BENEFIT FROM OUR OWNERSHIP OF RMR INC.,

•	OUR EXPECTATION THAT WE WILL BENEFIT FROM OUR OWNERSHIP OF AIC AND OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,

•	OUR TAX STATUS AS A REIT,

•	OUR EXPECTED DISTRIBUTION OF RMR INC. CLASS A COMMON STOCK TO OUR SHAREHOLDERS, AND

•	OTHER MATTERS.

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

FOR EXAMPLE:

•

OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS TO OUR SHAREHOLDERS AND TO MAKE PAYMENTS OF PRINCIPAL AND INTEREST ON OUR INDEBTEDNESS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS AND THE CAPITAL COSTS WE INCUR TO MAINTAIN OUR PROPERTIES. WE MAY BE UNABLE TO PAY OUR DEBT OBLIGATIONS OR TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS ON OUR COMMON AND PREFERRED SHARES AND FUTURE DISTRIBUTIONS MAY BE REDUCED OR ELIMINATED,

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

•

WE EXPECT THAT MARRIOTT WILL PAY US UP TO 90% OF OUR MINIMUM RETURNS UNDER A LIMITED GUARANTY IF AND AFTER WE DEPLETE THE SECURITY DEPOSIT WE HOLD FOR ANY PAYMENT SHORTFALLS UNDER THE MARRIOTT NO. 234 AGREEMENT. THIS STATEMENT IMPLIES THAT MARRIOTT WILL FULFILL ITS OBLIGATION UNDER THIS GUARANTY OR THAT FUTURE SHORTFALLS IN THE MINIMUM RETURNS DUE TO US FROM OUR HOTELS MANAGED BY MARRIOTT WILL NOT EXHAUST THE GUARANTY OR SECURITY DEPOSIT WE HOLD. HOWEVER, THIS GUARANTY IS LIMITED IN AMOUNT AND EXPIRES ON DECEMBER 31, 2019, AND WE CAN PROVIDE NO ASSURANCE WITH REGARD TO MARRIOTT’S FUTURE ACTIONS OR THE FUTURE PERFORMANCE OF OUR HOTELS TO WHICH THE MARRIOTT LIMITED GUARANTY APPLIES OR AFTER MARRIOTT’S GUARANTY EXPIRES,

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

DEPOSIT WILL BE ADEQUATE TO COVER FUTURE SHORTFALLS IN THE MINIMUM RETURNS DUE TO US FROM OUR HOTELS MANAGED BY INTERCONTINENTAL,

•

WYNDHAM HAS AGREED TO PARTIALLY GUARANTEE ANNUAL MINIMUM RETURNS PAYABLE TO US BY WYNDHAM. WYNDHAM’S GUARANTEE IS LIMITED BY TIME TO ANNUAL MINIMUM RETURN PAYMENTS DUE THROUGH 2020, AND AS OF SEPTEMBER 30, 2015, IT IS LIMITED TO NET PAYMENTS FROM WYNDHAM OF $35.7 MILLION (OF WHICH $5.3 MILLION REMAINED AVAILABLE TO PAY US) AND IS SUBJECT TO AN ANNUAL PAYMENT LIMIT OF $17.8 MILLION. ACCORDINGLY, THERE IS NO ASSURANCE THAT WE WILL RECEIVE THE ANNUAL MINIMUM RETURNS DUE FROM OUR WYNDHAM MANAGED HOTELS DURING THE TERM OF OUR WYNDHAM AGREEMENT,

•

THE ANNUAL RENT DUE TO US UNDER A LEASE WITH A SUBSIDIARY OF MORGANS IS $7.6 MILLION, SUBJECT TO FUTURE INCREASES. WE HAVE NOT RECORDED STRAIGHT LINE RENT ADJUSTMENTS UNDER THIS LEASE. WE CAN PROVIDE NO ASSURANCE THAT MORGANS WILL FULFILL ITS OBLIGATIONS UNDER THIS LEASE OR WITH REGARD TO THE FUTURE PERFORMANCE OF THE HOTEL WE LEASE TO MORGANS,

•

WE HAVE RECENTLY RENOVATED CERTAIN HOTELS AND ARE CURRENTLY RENOVATING ADDITIONAL HOTELS.  WE EXPECT TO FUND APPROXIMATELY $94.5  MILLION FOR RENOVATIONS AND OTHER CAPITAL IMPROVEMENT COSTS OF OUR HOTELS DURING THE REMAINDER OF 2015 AND IN 2016.  THE COST OF CAPITAL PROJECTS ASSOCIATED WITH SUCH RENOVATIONS MAY BE GREATER THAN WE NOW ANTICIPATE. WHILE OUR FUNDING OF THESE CAPITAL PROJECTS WILL CAUSE OUR CONTRACTUAL MINIMUM RETURNS TO INCREASE, THE HOTELS’ OPERATING RESULTS MAY NOT INCREASE OR MAY NOT INCREASE TO THE EXTENT THAT THE MINIMUM RETURNS INCREASE. ACCORDINGLY, COVERAGE OF OUR MINIMUM RETURNS AT THESE HOTELS MAY REMAIN DEPRESSED FOR AN EXTENDED PERIOD,

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

•

WE EXPECT TO ACQUIRE FROM AND LEASEBACK TO TA FIVE TRAVEL CENTERS WHICH TA IS DEVELOPING, AND THE PURCHASE AND LEASEBACK OF THESE FIVE TRAVEL CENTERS IS EXPECTED TO OCCUR AS DEVELOPMENT OF THESE TRAVEL CENTERS IS COMPLETED BEFORE JUNE 30, 2017.  TA HAS BEGUN CONSTRUCTION AT SOME, BUT NOT ALL, OF THESE TRAVEL CENTERS.  OBTAINING GOVERNMENTAL APPROVALS TO BUILD TRAVEL CENTERS IS OFTEN A COMPLEX AND TIME CONSUMING PROCESS.  WE CAN PROVIDE NO ASSURANCE THAT TA WILL OBTAIN ALL REQUIRED APPROVALS TO DEVELOP ALL FIVE TRAVEL CENTERS.  IF REQUIRED DEVELOPMENT APPROVALS ARE NOT OBTAINED OR IF CERTAIN TRAVEL CENTERS ARE NOT DEVELOPED FOR OTHER REASONS, WE MAY ACQUIRE LESS THAN FIVE TRAVEL CENTERS OR DIFFERENT TRAVEL CENTERS MAY BE AGREED FOR SALE AND LEASEBACK BETWEEN US AND TA.  IT IS DIFFICULT TO ESTIMATE THE COST TO DEVELOP NEW TRAVEL CENTERS.  WE AND TA HAVE AGREED THAT WE WILL PURCHASE THESE PROPERTIES FOR TA’S COST OF DEVELOPMENT, WHICH IS ESTIMATED TO BE UP TO APPROXIMATELY $118 MILLION, BUT THAT COST MAY BE MORE OR LESS THAN THE $118 MILLION ESTIMATE.  ALSO, CONSTRUCTION OF NEW TRAVEL CENTERS MAY BE DELAYED FOR VARIOUS REASONS SUCH AS LABOR STRIFE, WEATHER CONDITIONS, THE UNAVAILABILITY OF CONSTRUCTION MATERIALS, ETC.; AND THE PURCHASE AND LEASEBACK OF THESE TRAVEL CENTERS MAY BE DELAYED BEYOND JUNE 30, 2017,

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

•

WE CURRENTLY EXPECT TO DISTRIBUTE APPROXIMATELY HALF OF THE RMR INC. SHARES WE ACQUIRED TO OUR SHAREHOLDERS.  THE PROCESS OF PREPARING A REGISTRATION STATEMENT FOR THE DISTRIBUTION OF THE RMR INC. SHARES REQUIRES EXTENSIVE LEGAL AND ACCOUNTING SERVICES.  THE REGISTRATION STATEMENT IS SUBJECT TO REVIEW BY SEC STAFF, WHICH MAY TAKE CONSIDERABLE TIME TO COMPLETE.  THE LISTING OF THE RMR INC. SHARES ON A NATIONAL STOCK EXCHANGE WILL ALSO BE SUBJECT TO THE SATISFACTION OF THE LISTING REQUIREMENTS AND APPROVAL OF THE APPLICABLE STOCK EXCHANGE.  WE CAN PROVIDE NO ASSURANCE WHEN OR IF THE REGISTRATION STATEMENT WILL BE DECLARED EFFECTIVE BY THE SEC, THAT THE RMR INC. SHARES WILL BE APPROVED FOR LISTING ON A NATIONAL STOCK EXCHANGE OR WHEN THE DISTRIBUTION OF THE RMR INC. SHARES WILL OCCUR, IF EVER,

•

THE BUSINESS MANAGEMENT AND PROPERTY MANAGEMENT AGREEMENTS BETWEEN US AND RMR LLC HAVE BEEN AMENDED AND EXTENDED FOR 20 YEAR TERMS. THE AMENDED MANAGEMENT AGREEMENTS INCLUDE TERMS WHICH PERMIT EARLY TERMINATION AND EXTENSIONS IN CERTAIN CIRCUMSTANCES.  ACCORDINGLY, THERE CAN BE NO ASSURANCE THAT THESE AGREEMENTS WILL REMAIN IN EFFECT FOR 20 YEARS OR FOR SHORTER OR LONGER TERMS,

•

AT SEPTEMBER 30, 2015, WE HAD $7.4 MILLION OF CASH AND CASH EQUIVALENTS, $296.0 MILLION AVAILABLE UNDER OUR $750.0 MILLION UNSECURED REVOLVING CREDIT FACILITY AND SECURITY DEPOSITS AND GUARANTEES COVERING SOME OF OUR MINIMUM RETURNS AND RENTS. THESE STATEMENTS MAY IMPLY THAT WE HAVE ABUNDANT WORKING CAPITAL AND LIQUIDITY. HOWEVER, OUR MANAGERS AND TENANTS MAY NOT BE ABLE TO FUND MINIMUM RETURNS AND RENTS DUE TO US FROM OPERATING OUR PROPERTIES OR FROM OTHER RESOURCES; IN THE PAST AND CURRENTLY CERTAIN OF OUR TENANTS AND HOTEL MANAGERS HAVE IN FACT NOT BEEN ABLE TO PAY THE MINIMUM AMOUNTS DUE TO US FROM THEIR OPERATIONS OF OUR LEASED OR MANAGED PROPERTIES. ALSO, THE SECURITY DEPOSITS AND GUARANTEES WE HAVE TO COVER ANY SUCH SHORTFALLS ARE LIMITED IN AMOUNT AND DURATION, AND ANY SECURITY DEPOSITS WE APPLY FOR SUCH SHORTFALLS DO NOT RESULT IN ADDITIONAL CASH FLOW TO US AS WE ALREADY RECEIVED THOSE FUNDS. FURTHER, OUR PROPERTIES REQUIRE, AND WE HAVE AGREED TO PROVIDE, SIGNIFICANT FUNDING FOR CAPITAL IMPROVEMENTS, RENOVATIONS AND OTHER MATTERS. ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL OR LIQUIDITY,

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

Part II Other Information

Item 1A. Risk Factors

There have been no material changes from risk factors from those we previously disclosed in our 2014 Annual Report and in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer purchases of equity securities.  The following table provides information about our purchases of our equity securities during the quarter ended September 30, 2015:

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
			as Part of Publicly	May Yet Be Purchased
	Number of Shares	Average Price	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	Paid per Share	or Programs	Programs
September 2015	16,340	$25.62	$—	$—
Total	16,340	$25.62	$—	$—

(1)

During September 2015, all common share purchases were made to satisfy certain of our officers’ and other RMR LLC employees’ tax withholding and payment obligations in connection with the vesting of awards of our restricted common shares.  We repurchased these shares at their fair market value based upon the trading price of our common shares on the repurchase date.

Item 6.  Exhibits

Exhibit Number	Description
3.1

Composite Copy of Amended and Restated Declaration of Trust dated as of August 21, 1995, as amended to date. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

3.2	Articles Supplementary dated as of June 2, 1997. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File Number 001-11527.)
3.3	Articles Supplementary dated as of January 13, 2012. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 13, 2012.)
3.4	Amended and Restated Bylaws of the Company adopted August 7, 2015. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.)
4.2	Form of 7.125% Series D Cumulative Redeemable Preferred Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)
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

10.1	First Amendment to 2003 Incentive Share Award Plan. (Filed herewith.)
10.2	First Amendment to 2012 Equity Compensation Plan. (Filed herewith.)
10.3	Form of Restricted Share Agreement. (Filed herewith.)
10.4	Form of Indemnification Agreement. (Filed herewith.)
10.5	Summary of Trustee Compensation. (Filed herewith.)
10.6

Third Amendment to Amended and Restated Lease Agreement No. 2, dated September 23, 2015, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 23, 2015.)

10.7

First Amendment to Amended and Restated Lease Agreement No. 3, dated September 23, 2015, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 23, 2015.)

10.8

Third Amendment to Amended and Restated Lease Agreement No. 4, dated September 23, 2015, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 23, 2015.)

10.9	Amendment to Lease Agreement, dated October 30, 2015, among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC. (Filed herewith.)
12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Distributions. (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPITALITY PROPERTIES TRUST

/s/ John G. Murray
John G. Murray
President and Chief Operating Officer
Dated: November 9, 2015

/s/ Mark L. Kleifges
Mark L. Kleifges
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: November 9, 2015