Form 10-K
period 2015-12-31
HOSPITALITY PROPERTIES TRUST
filed 2016-02-24
CIK 945394

-

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting common shares of beneficial ownership, $.01 par value, or common shares, of the registrant held by non‑affiliates was approximately $4.3 billion based on the $28.82 closing price per common share on the New York Stock Exchange on June 30, 2015. For purposes of this calculation, an aggregate of 2,539,682 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant have been included in the number of common shares held by affiliates.

Number of the registrant’s common shares outstanding as of February 23, 2016:  151,547,288.

References in this Annual Report on Form 10‑K to the “Company,” “HPT,” “we,” “us” or “our” include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10‑K is incorporated by reference to our definitive Proxy Statement for the 2015 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2015.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 10‑K CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”,  “EXPECT”,  “ANTICIPATE”,  “INTEND”,  “PLAN”,  “ESTIMATE” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	OUR HOTEL MANAGERS’ OR TENANTS’ ABILITIES TO PAY THE CONTRACTUAL AMOUNTS OF RETURNS OR RENTS DUE TO US,

•	OUR ABILITY TO MAKE ACQUISITIONS OF PROPERTIES AND OTHER INVESTMENTS,

•	OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

•	OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•	OUR ABILITY TO APPROPRIATELY BALANCE OUR USE OF DEBT AND EQUITY CAPITAL,

•	OUR INTENT TO MAKE IMPROVEMENTS TO CERTAIN OF OUR PROPERTIES AND THE SUCCESS OF OUR HOTEL RENOVATION PROGRAM,

•	OUR ABILITY TO ENGAGE AND RETAIN QUALIFIED MANAGERS AND TENANTS FOR OUR HOTELS AND TRAVEL CENTERS ON SATISFACTORY TERMS,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR UNSECURED REVOLVING CREDIT FACILITY,

•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•	OUR CREDIT RATINGS,

•	THE ABILITY OF TRAVELCENTERS OF AMERICA LLC, OR TA, TO PAY CURRENT AND DEFERRED RENT AMOUNTS DUE TO US,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF THE RMR GROUP INC., OR RMR INC.,

•	OUR EXPECTATION THAT WE BENEFIT FINANCIALLY BY PARTICIPATING IN AFFILIATES INSURANCE COMPANY, OR AIC, AND FROM OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,

•	OUR QUALIFICATION FOR TAXATION AS A REAL ESTATE INVESTMENT TRUST, OR REIT, AND

•	OTHER MATTERS.

i

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FUNDS FROM OPERATIONS, OR FFO AVAILABLE FOR COMMON SHAREHOLDERS, NORMALIZED FUNDS FROM OPERATIONS, OR NORMALIZED FFO AVAILABLE FOR COMMON SHAREHOLDERS, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•	THE IMPACT OF CHANGES AND CONDITIONS IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR MANAGERS AND TENANTS,

•	COMPETITION WITHIN THE REAL ESTATE, HOTEL, TRANSPORTATION AND TRAVEL CENTER INDUSTRIES, PARTICULARLY IN THOSE MARKETS IN WHICH OUR PROPERTIES ARE LOCATED,

•

COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS AFFECTING THE REAL ESTATE, HOTEL, TRANSPORTATION AND TRAVEL CENTER INDUSTRIES, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS,

•	LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY FOR TAXATION AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES,

•	ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL, AND

•

ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR MANAGING TRUSTEES, TA, SONESTA INTERNATIONAL HOTELS CORPORATION, OR SONESTA, RMR INC., THE RMR GROUP LLC, OR RMR LLC, AIC AND THEIR RELATED PERSONS AND ENTITIES.

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

•	WE EXPECT THAT MARRIOTT INTERNATIONAL INC., OR MARRIOTT, WILL PAY US UP TO 90% OF OUR MINIMUM RETURNS UNDER A LIMITED GUARANTY IF AND AFTER WE

DEPLETE THE SECURITY DEPOSIT WE HOLD FOR ANY PAYMENT SHORTFALLS UNDER OUR MARRIOTT NO. 234 AGREEMENT. THIS STATEMENT IMPLIES THAT MARRIOTT WILL FULFILL ITS OBLIGATION UNDER THIS GUARANTY OR THAT FUTURE SHORTFALLS IN THE MINIMUM RETURNS DUE TO US FROM OUR HOTELS MANAGED BY MARRIOTT UNDER THE MARRIOTT NO. 234 AGREEMENT WILL NOT EXHAUST THE GUARANTY OR SECURITY DEPOSIT WE HOLD. HOWEVER, THIS GUARANTY IS LIMITED IN AMOUNT AND EXPIRES ON DECEMBER 31, 2019, AND WE CAN PROVIDE NO ASSURANCE WITH REGARD TO MARRIOTT’S FUTURE ACTIONS OR THE FUTURE PERFORMANCE OF OUR HOTELS TO WHICH THE MARRIOTT LIMITED GUARANTY APPLIES OR AFTER MARRIOTT’S GUARANTY EXPIRES,

•

WE EXPECT THAT INTERCONTINENTAL HOTELS GROUP, PLC, OR INTERCONTINENTAL,  WILL CONTINUE TO PAY US THE MINIMUM RETURNS INCLUDED IN OUR MANAGEMENT AGREEMENT WITH INTERCONTINENTAL AND THAT WE WILL UTILIZE THE SECURITY DEPOSIT WE HOLD FOR ANY PAYMENT SHORTFALLS. HOWEVER, THE SECURITY DEPOSIT WE HOLD FOR INTERCONTINENTAL’S OBLIGATIONS IS FOR A LIMITED AMOUNT, AND WE CAN PROVIDE NO ASSURANCE THAT THE SECURITY DEPOSIT WILL BE ADEQUATE TO COVER FUTURE SHORTFALLS IN THE MINIMUM RETURNS DUE TO US FROM OUR HOTELS MANAGED BY INTERCONTINENTAL,

•

WYNDHAM HOTEL GROUP, OR WYNDHAM, HAS AGREED TO PARTIALLY GUARANTEE ANNUAL MINIMUM RETURNS PAYABLE TO US BY WYNDHAM. WYNDHAM’S GUARANTEE IS LIMITED BY TIME TO ANNUAL MINIMUM RETURN PAYMENTS DUE THROUGH 2020, AND AS OF DECEMBER 31, 2015, IT IS LIMITED TO NET PAYMENTS FROM WYNDHAM OF $35.7 MILLION (OF WHICH $4.0 MILLION REMAINED AVAILABLE TO US) AND IS SUBJECT TO AN ANNUAL PAYMENT LIMIT OF $17.8 MILLION. ACCORDINGLY, THERE IS NO ASSURANCE THAT WE WILL RECEIVE THE ANNUAL MINIMUM RETURNS DUE FROM OUR HOTELS MANAGED BY WYNDHAM DURING THE TERM OF OUR WYNDHAM AGREEMENT,

•

THE ANNUAL RENT DUE TO US UNDER A LEASE WITH A SUBSIDIARY OF MORGANS HOTEL GROUP, OR MORGANS, IS $7.6 MILLION, SUBJECT TO FUTURE INCREASES. WE HAVE NOT RECORDED STRAIGHT LINE RENT ADJUSTMENTS UNDER THIS LEASE. WE CAN PROVIDE NO ASSURANCE THAT MORGANS WILL FULFILL ITS OBLIGATIONS UNDER THIS LEASE OR WITH REGARD TO THE FUTURE PERFORMANCE OF THE HOTEL WE LEASE TO MORGANS,

•

WE HAVE RECENTLY RENOVATED CERTAIN HOTELS AND ARE CURRENTLY RENOVATING ADDITIONAL HOTELS.  WE EXPECT TO FUND APPROXIMATELY $81.4 MILLION FOR RENOVATIONS AND OTHER CAPITAL IMPROVEMENT COSTS AT OUR HOTELS DURING 2016.  THE COST OF CAPITAL PROJECTS ASSOCIATED WITH SUCH RENOVATIONS MAY BE GREATER THAN WE NOW ANTICIPATE. WHILE OUR FUNDING OF THESE CAPITAL PROJECTS WILL CAUSE OUR CONTRACTUAL MINIMUM RETURNS TO INCREASE, THE HOTELS’ OPERATING RESULTS MAY NOT INCREASE OR MAY NOT INCREASE TO THE EXTENT THAT THE MINIMUM RETURNS INCREASE. ACCORDINGLY, COVERAGE OF OUR MINIMUM RETURNS AT THESE HOTELS MAY REMAIN DEPRESSED FOR AN EXTENDED PERIOD,

•

WE HAVE NO GUARANTEE OR SECURITY DEPOSIT FOR THE MINIMUM RETURNS DUE TO US FROM SONESTA OR UNDER OUR MARRIOTT NO. 1 AGREEMENT. ACCORDINGLY, THE FUTURE RETURNS WE RECEIVE FROM HOTELS MANAGED BY SONESTA OR MANAGED BY MARRIOTT UNDER OUR MARRIOTT NO. 1 AGREEMENT ARE ENTIRELY DEPENDENT UPON THE AVAILABLE HOTEL CASH FLOW AFTER PAYMENT OF OPERATING EXPENSES OF THOSE HOTELS,

•	OTHER SECURITY DEPOSITS AND GUARANTEES FOR OUR HOTELS REFERENCED HEREIN ARE ALSO LIMITED IN DURATION AND AMOUNT AND GUARANTEES ARE SUBJECT TO THE GUARANTORS’ ABILITY AND WILLINGNESS TO PAY,

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

•

OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES THAT GENERATE RETURNS OR CAN BE LEASED FOR RENTS WHICH EXCEED OUR OPERATING AND CAPITAL COSTS. WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING, MANAGEMENT CONTRACTS OR LEASE TERMS FOR NEW PROPERTIES,

•

WE EXPECT TO PURCHASE FROM TA DURING 2016 UP TO $150 MILLION OF CAPITAL IMPROVEMENTS TA EXPECTS TO MAKE TO THE TRAVEL CENTERS WE LEASE TO IT. PURSUANT TO THE TERMS OF THE APPLICABLE LEASES, THE ANNUAL RENT PAYABLE TO US BY TA WILL INCREASE AS A RESULT OF ANY SUCH PURCHASES. WE MAY ULTIMATELY PURCHASE MORE OR LESS THAN THIS BUDGETED AMOUNT AND OUR BOARD OF TRUSTEES AND INDEPENDENT TRUSTEES MAY AUTHORIZE MORE OR LESS THAN THIS PROJECTED AMOUNT AT THEIR DISCRETION. TA MAY NOT REALIZE RESULTS FROM ANY OF THESE CAPITAL IMPROVEMENTS IN EXCESS OF THE INCREASED ANNUAL RENTS IT WILL BE OBLIGATED TO PAY TO US, WHICH COULD INCREASE THE RISK OF TA BEING UNABLE TO PAY AMOUNTS IT OWES TO US,

•	CONTINGENCIES IN OUR ACQUISITION AND SALE AGREEMENTS MAY NOT BE SATISFIED AND OUR PENDING ACQUISITIONS AND SALES MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS OF SUCH TRANSACTIONS MAY CHANGE,

•

WE EXPECT TO ACQUIRE FROM AND LEASEBACK TO TA FIVE TRAVEL CENTERS WHICH TA IS DEVELOPING, AND THE PURCHASE AND LEASEBACK OF THESE FIVE TRAVEL CENTERS IS EXPECTED TO OCCUR AS DEVELOPMENT OF THESE TRAVEL CENTERS IS COMPLETED BEFORE JUNE 30, 2017.  TA HAS BEGUN CONSTRUCTION AT SOME, BUT NOT ALL, OF THESE TRAVEL CENTERS.  OBTAINING GOVERNMENTAL APPROVALS TO BUILD TRAVEL CENTERS IS OFTEN A COMPLEX AND TIME CONSUMING PROCESS.  WE CAN PROVIDE NO ASSURANCE THAT TA WILL OBTAIN ALL REQUIRED APPROVALS TO DEVELOP ALL FIVE TRAVEL CENTERS.  IF REQUIRED DEVELOPMENT APPROVALS ARE NOT OBTAINED OR IF CERTAIN TRAVEL CENTERS ARE NOT DEVELOPED FOR OTHER REASONS, WE MAY ACQUIRE FEWER THAN FIVE TRAVEL CENTERS OR DIFFERENT

TRAVEL CENTERS MAY BE AGREED FOR SALE AND LEASEBACK BETWEEN US AND TA.  IT IS DIFFICULT TO ESTIMATE THE COST TO DEVELOP NEW TRAVEL CENTERS.  WE AND TA HAVE AGREED THAT WE WILL PURCHASE THESE PROPERTIES FOR TA’S COST OF DEVELOPMENT, WHICH IS ESTIMATED TO BE NOT MORE THAN $118 MILLION, BUT THAT COST MAY BE MORE OR LESS THAN THE $118 MILLION ESTIMATE.  ALSO, CONSTRUCTION OF NEW TRAVEL CENTERS MAY BE DELAYED FOR VARIOUS REASONS SUCH AS LABOR STRIFE, WEATHER CONDITIONS, THE UNAVAILABILITY OF CONSTRUCTION MATERIALS, ETC.; AND THE PURCHASE AND LEASEBACK OF THESE TRAVEL CENTERS MAY BE DELAYED BEYOND JUNE 30, 2017,

•

THE PURCHASE PRICE WE PAID FOR THE RMR INC. SHARES IS STATED IN THIS ANNUAL REPORT ON FORM 10-K.   AN IMPLICATION OF THIS STATEMENT MAY BE THAT THE RMR INC. SHARES WILL HAVE A MARKET VALUE AT LEAST EQUAL TO THE VALUE WE PAID FOR THE RMR INC. SHARES.  IN FACT, THE VALUE OF THE RMR INC. SHARES MAY BE DIFFERENT FROM THE PRICE WE PAID FOR THE RMR INC. SHARES.  THE MARKET VALUE OF RMR INC. SHARES DEPENDS UPON VARIOUS FACTORS, INCLUDING SOME THAT ARE BEYOND OUR CONTROL, SUCH AS MARKET CONDITIONS.  THERE CAN BE NO ASSURANCE REGARDING THE PRICE AT WHICH RMR INC. SHARES WILL TRADE; WE MAY REALIZE A LOSS ON OUR INVESTMENT IN OUR RMR INC. SHARES,

•

THE BUSINESS MANAGEMENT AND PROPERTY MANAGEMENT AGREEMENTS BETWEEN US AND RMR LLC HAVE BEEN AMENDED AND EXTENDED FOR CONTINUING 20 YEAR TERMS. THE AMENDED MANAGEMENT AGREEMENTS INCLUDE TERMS WHICH PERMIT EARLY TERMINATION AND EXTENSIONS IN CERTAIN CIRCUMSTANCES.  ACCORDINGLY, THERE CAN BE NO ASSURANCE THAT THESE AGREEMENTS WILL REMAIN IN EFFECT FOR 20 YEARS OR FOR SHORTER OR LONGER TERMS,

•

WE INCURRED INCENTIVE FEES OF $62.3 MILLION UNDER OUR BUSINESS MANAGEMENT AGREEMENT WITH RMR LLC FOR 2015 DUE TO OUR TOTAL SHAREHOLDER RETURNS FOR 2015 EXCEEDING THE SNL REIT HOTEL INDEX.  WE MAY NOT REALIZE TOTAL SHAREHOLDER RETURNS IN EXCESS OF THE SNL REIT HOTEL INDEX IN FUTURE PERIODS, OUR TOTAL SHAREHOLDER RETURNS MAY BE LOWER THAN THE SNL REIT HOTEL INDEX IN FUTURE PERIODS AND WE COULD REALIZE NEGATIVE TOTAL SHAREHOLDER RETURNS IN FUTURE PERIODS,

•

AT DECEMBER 31, 2015, WE HAD $13.7 MILLION OF CASH AND CASH EQUIVALENTS, $535.0 MILLION AVAILABLE UNDER OUR $1.0 BILLION UNSECURED REVOLVING CREDIT FACILITY AND SECURITY DEPOSITS AND GUARANTEES COVERING SOME OF OUR MINIMUM RETURNS AND RENTS. THESE STATEMENTS MAY IMPLY THAT WE HAVE ABUNDANT WORKING CAPITAL AND LIQUIDITY. HOWEVER, OUR MANAGERS AND TENANTS MAY NOT BE ABLE TO FUND MINIMUM RETURNS AND RENTS DUE TO US FROM OPERATING OUR PROPERTIES OR FROM OTHER RESOURCES; IN THE PAST AND CURRENTLY CERTAIN OF OUR TENANTS AND HOTEL MANAGERS HAVE IN FACT NOT BEEN ABLE TO PAY THE MINIMUM AMOUNTS DUE TO US FROM THEIR OPERATIONS OF OUR LEASED OR MANAGED PROPERTIES. ALSO, THE SECURITY DEPOSITS AND GUARANTEES WE HAVE TO COVER ANY SUCH SHORTFALLS ARE LIMITED IN AMOUNT AND DURATION, AND ANY SECURITY DEPOSITS WE APPLY FOR SUCH SHORTFALLS DO NOT RESULT IN ADDITIONAL CASH FLOW TO US AS WE ALREADY RECEIVED THOSE FUNDS. FURTHER, OUR PROPERTIES REQUIRE, AND WE HAVE AGREED TO PROVIDE, SIGNIFICANT FUNDING FOR CAPITAL IMPROVEMENTS, RENOVATIONS AND OTHER MATTERS. ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL OR LIQUIDITY,

•	WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,

v

•

CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR UNSECURED REVOLVING CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND OTHER CUSTOMARY CREDIT FACILITY CONDITIONS THAT WE MAY BE UNABLE TO SATISFY,

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

•

THE MARGINS USED TO DETERMINE THE INTEREST RATE PAYABLE ON OUR UNSECURED REVOLVING CREDIT FACILITY AND UNSECURED TERM LOAN AND THE FACILITY FEE PAYABLE ON OUR UNSECURED REVOLVING CREDIT FACILITY ARE BASED ON OUR CREDIT RATINGS.  FUTURE CHANGES IN OUR CREDIT RATINGS MAY CAUSE THE INTEREST AND FEES WE PAY TO INCREASE,

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

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS ACTS OF TERRORISM, NATURAL DISASTERS, CHANGES IN OUR MANAGERS’ OR TENANTS’ REVENUES OR EXPENSES, CHANGES IN OUR MANAGERS’ OR TENANTS’ FINANCIAL CONDITIONS OR THE MARKET DEMAND FOR HOTEL ROOMS OR FUEL OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

THE INFORMATION CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10‑K OR IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, OR THE SEC, INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.

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

HOSPITALITY PROPERTIES TRUST

2015 FORM 10‑K ANNUAL REPORT

PART I

Item 1.  Business

The Company.  We are a real estate investment trust, or REIT, formed in 1995 under the laws of the State of Maryland. As of December 31, 2015, we owned 302 hotels with 45,864 rooms or suites, and owned 193 travel centers. Our properties are located in 45 states in the United States, Canada and Puerto Rico. Our principal place of business is Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458‑1634, and our telephone number is (617) 964‑8389.

   Our principal internal growth strategy is to apply asset management strategies to aid our hotel operators in improving performance and to participate through additional returns and percentage rents in increases in the operating income of our managed hotel properties and increases in the total sales at our leased hotels and travel centers, respectively. Our asset management team also works closely with our managers to ensure our hotels are well maintained and that capital investments are well planned and executed efficiently in order to maximize the long term value of our properties.

Our external growth strategy is defined by our acquisition, disposition and financing policies as described below. Our investment, financing and disposition policies and business strategies are established by our Board of Trustees and may be changed by our Board of Trustees at any time without shareholder approval.

HOTEL PROPERTIES

As of December 31, 2015, our hotels were operated as Courtyard by Marriott®, Royal Sonesta®, Sonesta Hotels & Resorts®, Candlewood Suites®, Residence Inn by Marriott®, Sonesta ES Suites®, Crowne Plaza Hotels & Resorts®,  Staybridge Suites®, Hyatt Place®,  Wyndham Grand®, Wyndham Hotels & Resorts®, InterContinental Hotels & Resorts®, Marriott Hotels and Resorts®, the Clift Hotel®, Radisson® Hotels & Resorts, TownePlace Suites by Marriott®, Hawthorn Suites®, Country Inns & Suites by Carlson®, Holiday Inn Hotels & Resorts®, SpringHill Suites by Marriott®, and Park Plaza® Hotels & Resorts. In the hotel descriptions which follow in this section we report our gross investments, after impairment writedowns but before depreciation and before investments funded by reserves created from operating results which were not funded separately by us. Our hotels are typically located in urban or high density suburban locations near major urban centers and are generally intended to be in locations convenient for business travelers.

Courtyard by Marriott® hotels are designed to attract both business and leisure travelers. Our Courtyard by Marriott® hotels contain between 108 and 296 guest rooms. Most Courtyard by Marriott® hotels are situated on well landscaped grounds and typically are built with a courtyard containing a patio, pool and socializing area that may be enclosed depending upon location. The Courtyard by Marriott® brand has evolved to include upgraded public space, technology and new food & beverage offerings through the Bistro at Courtyard®.   These hotels generally have a market offering 24 hour snacks & beverages, a restaurant and lounge offering meal service, grab and go, and Starbucks® coffee, meeting rooms, business services, a fitness center and guest laundry. The guest rooms are similar in size and furnishings to guest rooms in full service Marriott® hotels with plush bedding, stylish bathrooms and a flexible workspace area. Each guest room also offers free high speed wireless internet access. In addition, many of the same amenities as would be available in full service Marriott® hotels are available in Courtyard by Marriott® hotels, except room service may not be available and meeting and function rooms are limited in size and number. According to Marriott International, Inc., or Marriott, as of December 2015,  1,037 Courtyard by Marriott® hotels were open and operating worldwide. As of December 31, 2015, we have invested $974 million in 71 Courtyard by Marriott® hotels with a total of 10,265 rooms.

Royal Sonesta® and Sonesta Hotels & Resorts® hotels offer full service accommodations to business and leisure travelers. Each hotel and its operation reflect the destination of the property, offering guests a unique, local and cultural experience from location to location. Royal Sonesta® hotels are luxury hotels located in major cities and offer luxury amenities and services coupled with signature restaurant and lounge areas. Sonesta Hotels & Resorts® hotels are upscale hotels that are typically located in urban and resort locations offering meeting facilities and restaurants. Our Royal Sonesta® and Sonesta Hotels & Resorts® hotels contain between 195 and 485 guest rooms. Amenities consistent between both brands include flexible ballroom/meeting space ranging from 10,000 to 50,000 square feet, business center, fitness center and concierge services, in room dining and complimentary high speed internet access. According to Sonesta International Hotels Corporation, or Sonesta, as of December 31, 2015, there were five Royal Sonesta® hotels and 27 Sonesta Hotels & Resorts® hotels open and operating worldwide. As of December 31, 2015,  we have invested a total of $694 million in four Royal Sonesta® hotels and in four Sonesta Hotels & Resorts® hotels with a combined total of 3,016 rooms.

Candlewood Suites® hotels are mid‑priced extended stay hotels which offer studio and one bedroom suites. The hotels are designed for corporate, industrial and government markets appealing to travelers involved in long‑term engagements such as temporary work assignments, projects, training programs or government business. Our Candlewood Suites® hotels contain between 81 and 276 suites. Each Candlewood Suites® suite contains a fully equipped kitchen, a combination living and work space and a sleeping area. The kitchen typically includes a full size microwave, full size refrigerator, stove, dishwasher and coffee maker. The living area generally contains a convertible sofa or recliner.  The work area includes a large desk and executive chair and free high speed wireless internet access. Other amenities generally offered at each Candlewood Suites® hotel include a fitness center, complimentary guest laundry facilities, a Lending Locker® that stores common guest amenities, an outdoor grilling area and the Candlewood Cupboard® where guests can purchase light meals, snacks and other refreshments 24 hours a day. According to InterContinental Hotels Group, plc, or InterContinental, the owner of the Candlewood Suites® brand, as of December 31, 2015,  341 Candlewood Suites® hotels were open and operating worldwide. As of December 31, 2015, we have invested $586 million in 61 Candlewood Suites® hotels with a total of 7,553 suites.

Residence Inn by Marriott® hotels are designed to provide business and leisure travelers with all the comforts of home while on long‑term trips. Our Residence Inn by Marriott® hotels have between 102 and 231 studio and one bedroom and two bedroom suites. Many Residence Inn by Marriott® hotels are designed as residential style buildings with landscaped walkways, courtyards and recreational areas. Residence Inn by Marriott® hotels do not have restaurants; however, each hotel has a 24 hour market and also offers a grocery delivery service. All offer a complimentary breakfast and the newly re-launched complimentary evening social hour featuring tasteful food options and premium beers. In addition, each suite contains a fully equipped kitchen and many have fireplaces. Each guest room also offers free high speed wireless internet access. Most Residence Inn by Marriott® hotels also have swimming pools, barbeque areas, exercise rooms, business centers, a Sport Court® and guest laundry. According to Marriott, as of December 2015,  697 Residence Inn by Marriott® hotels were open and operating worldwide. As of December 31, 2015, we have invested $539 million in 35 Residence Inn by Marriott® hotels with a total of 4,488 suites.

Sonesta ES Suites® is Sonesta’s upscale extended stay brand that offers residence-style suites including oversized studio, and one and two bedroom suites. This brand caters to both the extended stay business traveler and the family oriented leisure traveler. Our Sonesta ES Suites® contain between 93 and 150 suites. The comfortable and spacious suites offer a fully equipped kitchen, flexible work space and complimentary high speed internet access. Additional amenities include a business center, a common room offering complimentary breakfast and evening social hour, 24 hour on‑site convenience store, fitness center, outdoor recreational court and on‑site guest laundry. According to Sonesta, as of December 31, 2015, there were 25 Sonesta ES Suites® hotels open and operating in the United States. As of December 31, 2015, we have invested $391 million in 23 Sonesta ES Suites® with a total of 2,815 suites.

Crowne Plaza Hotels & Resorts® is InterContinental’s upscale brand targeted at the business and leisure guest seeking upscale accommodations at a reasonable price. Crowne Plaza Hotels & Resorts® has a particular focus on small to medium sized meeting accommodations and related services. Our Crowne Plaza Hotels & Resorts® hotels contain between 304 and 613 rooms and between 5,000 and 25,000 square feet of meeting and banquet space. The Crowne Plaza Hotels & Resorts® brand offers a wide variety of premium services and amenities, including fully‑appointed guest rooms with ample work space, a full complement of business services, concierge services, dining choices, quality fitness facilities and comprehensive meeting capabilities. According to InterContinental, as of December 31, 2015,  406 Crowne Plaza Hotels & Resorts® hotels were open and operating worldwide. As of December 31, 2015, we have invested $359 million in seven Crowne Plaza Hotels & Resorts® hotels with a total of 2,711 rooms.

Staybridge Suites® are upscale extended stay hotels that offer residential style studio and one or two bedroom suites for business, governmental, relocation and family travelers. Our Staybridge Suites® hotels contain between 92 and 150 suites. Each suite typically offers a fully equipped kitchen, living space, well‑lit workspace and complimentary high speed wireless internet access. Other amenities include a “Great Room” lobby that offers a free hot breakfast buffet and social evening receptions mid‑week, an onsite pantry store, complimentary guest laundry, fitness center and 24 hour business center coupled with an outdoor area that includes a sport court, a patio and a barbeque area. Additionally, Staybridge Suites® hotels in the United States are pet friendly.  With the various amenities, guests are encouraged to feel at home and comfortable. According to InterContinental, the owner of the Staybridge Suites® brand, as of December 31, 2015,  220 Staybridge Suites® hotels were open and operating worldwide. As of December 31, 2015, we have invested $331 million in 19 Staybridge Suites® hotels with a total of 2,364 suites.

Hyatt Place® hotels are all suite upscale hotels offering casual hospitality in a well-designed, high tech and contemporary environment catering to the multi‑tasking business traveler, as well as to families. Hyatt Place® properties are also suitable for small corporate/executive group meetings. Hyatt Place® hotels are located in urban, suburban and airport locations. Our Hyatt Place® hotels contain between 98 and 134 rooms. Hyatt Place® suites typically include upgraded bedding, a wet bar, granite counters, a sectional sofa, complimentary Wi‑Fi internet and a media center with a large screen high definition plasma television. A signature feature of Hyatt Place® is the Gallery, where guests can enjoy complimentary continental breakfast and a.m. Kitchen Skillet™ items, as well as access to the 24 hour guest kitchen that offers a variety of food selections for purchase. Additional food and beverage options are available through the Coffee to Cocktails Bar, which offers various coffee options and a selection of beer, wine and cocktails, and the Gallery Market, with a grab and go case that offers salads, sandwiches and snacks that can be purchased and taken on the go. According to Hyatt Hotels Corporation, or Hyatt, the owner of the Hyatt Place® brand, as of December 31, 2015,  241 Hyatt Place® hotels were open and operating worldwide. As of December 31, 2015, we have invested $302 million in 22 Hyatt Place® hotels with a total of 2,724 suites.

Wyndham Hotels & Resorts and Wyndham Grand® hotels are full service properties located in business and vacation destinations. The hotels offer all of the comfort and amenities a hotel guest would expect, including well-appointed public areas, guestrooms and dining options. Business locations feature meeting space flexible for large and small meetings, as well as business centers and fitness centers. Wyndham Grand® hotels are situated in resort and urban destinations, and seek to provide a one‑of‑a‑kind experience with local flavor. Guestrooms are comfortable and refined, dining experiences are crafted by master chefs and lounges and public areas are designed to invite guests to linger. For social and business functions, the hotels contain flexible meeting spaces, with sophisticated entertainment and presentation capabilities. Our Wyndham branded hotels contain between 219 to 344 rooms with between 7,500 to 27,000 square feet of meeting space. According to Wyndham Hotel Group, or Wyndham, as of December 31, 2015,  225 Wyndham Hotels & Resorts® hotels were open and operating worldwide. As of December 31, 2015, we have invested a total of $281 million in five Wyndham hotels and one Wyndham Grand® hotel with a combined total of 1,823 rooms.

InterContinental Hotels & Resorts® are luxury hotels that blend consistent global standards with the distinctive cultural features associated with their separate locations in an effort to deliver authentic guest experiences. Our InterContinental Hotels & Resorts® hotels contain between 190 and 402 rooms. InterContinental Hotels & Resorts® hotels offer high levels of service for business and leisure guests seeking a luxury hotel experience. Amenities include a wide range of personal and business services in addition to restaurants, cocktail lounges, pools, saunas, meeting space and health/fitness centers. According to InterContinental, as of December 31, 2015,  184 InterContinental Hotels & Resorts® hotels were open and operating worldwide. As of December 31, 2015, we have invested $218 million in three InterContinental Hotels & Resorts® hotels with a total of 800 rooms.

Marriott Hotels and Resorts® is Marriott’s  global flagship brand renowned for the consistent quality of their physical appearances and well trained staff. The Marriott Hotels and Resorts® brand is in a state of transformation focusing on initiatives in the coming years intended to appeal to the next generation of travelers.  Our Marriott Hotels and Resorts® hotels contain between 356 and 392 rooms. The guest rooms offer luxury linens, a “smart workspace”, high speed internet and high definition televisions. Our Marriott Hotels and Resorts® hotels have between 20,000 to 25,000 square feet of meeting and banquet space. Amenities include a wide range of personal and business services in addition to Wi‑Fi enabled lobbies, a choice of restaurants, room service, cocktail lounges, business centers, concierge floors, pools, and health/fitness centers. According to Marriott, as of December 31, 2015,  603 Marriott Hotels and Resorts® hotels were open and operating worldwide. As of December 31, 2015, we have invested $131 million in two Marriott Hotels and Resorts® hotels with a total of 748 guest rooms.

The Clift Hotel® is a luxury hotel with 372 rooms located within the Union Square district of San Francisco, CA. This historic hotel originally opened in 1913 and was completely renovated in 2001. This hotel is leased and operated by a subsidiary of Morgans Hotel Group, or Morgans. The hotel features 7,700 square feet of meeting space, a fine‑dining restaurant, the iconic Redwood Room bar, a fitness center, a business center, and valet parking. Guest rooms feature custom designed furniture and luxurious bedding. As of December 31, 2015, we have invested $120 million in the Clift Hotel®.

Radisson® Hotels & Resorts is an upscale full service hotel brand that serves both the business and leisure traveler. Amenities and services often include Sleep Number® beds, large desks, free high speed internet access, a restaurant, room service and a pre‑arrival online check in system. Radisson® Hotels & Resorts offer a Business Class room that extends upgraded amenities and services at a premium price. Our Radisson® Hotels & Resorts hotels contain between 159 and 381 guest rooms. The flexible meeting facilities at our Radisson® Hotels & Resorts hotels range in size from 4,000 to 15,000 square feet and can accommodate groups between 10 and 600 people. Most of our Radisson® Hotels & Resorts hotels also have a lobby lounge, a swimming pool and a fitness center. According to Carlson Hotels Worldwide, or Carlson, the owner of the Radisson® Hotels & Resorts brand, as of December 31, 2015, 155 Radisson® Hotels & Resorts hotels were open and operating worldwide. As of December 31, 2015, we have invested $120 million in five Radisson® Hotels & Resorts hotels with a total of 1,128 rooms.

TownePlace Suites by Marriott® are mid‑priced extended stay hotels offering studio and one or two bedroom suites for business and leisure travelers. Our TownePlace Suites® hotels contain between 94 and 141 suites. TownePlace Suites by Marriott® compete in the mid‑priced extended stay segment of the lodging industry. Each suite usually offers a fully equipped kitchen, a bedroom and separate living and work areas, including the in‑room HomeOffice™ Suite. Other amenities offered typically include free high speed wireless internet access, a business center, guest laundry facilities, 24 hour staffing, complimentary breakfast and coffee, late night snack and beverage offerings from the “In a Pinch” market and a fitness center and a pet friendly environment. According to Marriott, as of December 31, 2015,  270 TownePlace Suites by Marriott® were open and operating worldwide. As of December 31, 2015, we have invested $111 million in 12 TownePlace Suites by Marriott® hotels with a total of 1,321 suites.

Hawthorn Suites® by Wyndham is an extended stay brand that provides a comfortable atmosphere for business and leisure travelers. Our Hawthorn Suites® hotels have between 76 and 141 studio and one bedroom suites. Each guest room offers a fully equipped kitchen, a work space and free high speed wireless internet access. Hawthorn Suites® hotels offer a fitness center, guest laundry facilities, free hot breakfast and an evening hospitality hour. Some locations also offer additional recreational areas such as outdoor pools.  According to Wyndham, as of December 31, 2015,  102 Hawthorn Suites® were open and operating worldwide. As of December 31, 2015, we have invested $101 million in 16 Hawthorn Suites® hotels with a total of 1,756 rooms.

Country Inns & Suites by Carlson® is a leading mid‑market brand catering to both business and leisure travel. This brand is known for being “like home” and for providing a comfortable hospitality experience. Our Country Inns & Suites by Carlson® hotels contain between 84 and 180 rooms. Amenities and services at these hotels include spacious, well equipped rooms with microwaves and refrigerators, a free hot, expansive breakfast selection and complimentary high speed internet access. The meeting facilities at our Country Inns & Suites by Carlson® hotels generally can accommodate groups of between 10 and 200 people in a flexible meeting room design with audiovisual equipment. Most of our Country Inns & Suites by Carlson® hotels also feature a lobby with a fireplace, a swimming pool, exercise facilities, business center services, coin‑operated laundry service and a small restaurant and lounge. According to Carlson, as of December 31, 2015, 478 Country Inns & Suites by Carlson® hotels were open and operating worldwide. As of December 31, 2015, we have invested $79 million in five Country Inns & Suites by Carlson® hotels with a total of 753 rooms.

Holiday Inn® hotels offer business and leisure guests all the services and amenities of a full service hotel in a contemporary style at a moderate price. Our Holiday Inn® hotels contain between 190 and 300 rooms. The Holiday Inn® brand’s guest room offers a large work desk, free high speed internet access, a business center and in room coffee service. The meeting facilities at our Holiday Inn® hotels generally can accommodate groups of between 18 and 280 people in a flexible meeting room design with audiovisual equipment and catering options. These hotels typically also offer a swimming pool, fitness center, guest self‑service laundry, a lobby lounge, room service and restaurant. According to InterContinental, the owner of the Holiday Inn® brand, as of December 31, 2015, 1,226 Holiday Inn® hotels were open and operating worldwide. As of December 31, 2015, we have invested $69 million in three Holiday Inn® hotels with a total of 754 rooms.

SpringHill Suites by Marriott® are all‑suite hotels designed to attract value conscious business and family travelers. Our two SpringHill Suites® hotels contain 114 and 150 rooms, respectively. Guest suites can be up to 25% larger than standard hotel rooms. Each suite usually has separate sleeping, living and work areas, a mini‑refrigerator, a microwave and coffee service. All guest rooms offer free high speed internet. Other amenities offered include a pull out sofa bed, complimentary daily hot breakfast buffet served in an open and bright lobby, guest laundry, a business center, free Wi‑Fi access throughout the hotel, a 24 hour market offering snacks and beverages and a fitness center. According to Marriott, as of December 31, 2015,  336 SpringHill Suites by Marriott® hotels were open and operating worldwide. As of December 31, 2015, we have invested $25 million in two SpringHill Suites by Marriott® hotels with a total of 264 suites.

Park Plaza® Hotels & Resorts is in the mid‑priced segment of the full service hotel category targeting both business and leisure guests. Amenities and services available at this hotel include well-appointed guest rooms with large work areas, free high speed internet access, room service and a restaurant. The meeting facilities at our Park Plaza® Hotel & Resorts hotel is 6,000 square feet and can accommodate groups of between 10 and 400 people in a flexible meeting room design with audiovisual equipment. Our Park Plaza® Hotels & Resorts hotel also has a lobby lounge, a swimming pool and a fitness center. According to Carlson, the owner of the Park Plaza® Hotels & Resorts brand, as of December 31, 2015, 49 Park Plaza® Hotels & Resorts hotels were open and operating worldwide. As of December 31, 2015, we have invested $12 million in one Park Plaza® Hotel & Resorts hotel with a total of 209 rooms.

The following table details the chain scale and service level of our hotels, as categorized by Smith Travel Research, as of December 31, 2015.

	Service Level
	Full	Select	Extended
Chain Scale	Service	Service	Stay	Total
Luxury	8	—	—	8
Upper Upscale	12	—	—	12
Upscale	13	95	77	185
Upper Midscale	8	—	12	20
Midscale	—	—	77	77
Totals	41	95	166	302

TRAVEL CENTER PROPERTIES

As of December 31, 2015, we owned 193 travel centers, all of which we lease to TravelCenters of America LLC or its subsidiaries, or TA, pursuant to long term leases; 147 of our travel centers are operated under the TravelCenters of America® or TA® brand names and 46 are operated under the Petro Stopping Centers®, or Petro®, brand name.

Substantially all our travel centers are full service sites located on or near an interstate highway and offer fuel and non‑fuel products and services 24 hours per day, 365 days per year. Our typical travel center includes: over 25 acres of land with parking for 186 tractor trailers and about 100 cars; a full service restaurant and one or more quick service restaurants which are operated under nationally recognized brands; a truck repair facility and parts store; multiple diesel and gasoline fueling points, including diesel exhaust fluid at the diesel lanes; a travel and convenience store; and a game room, lounge and other amenities for professional truck drivers and motorists.

The physical layout of our travel centers varies from property to property. Most of our TA® branded properties have one building with separate service areas, while most of our Petro® branded properties have several separate buildings. According to TA, 176 TA® and 76 Petro® sites were open and operating in the U.S. and Canada as of

December 31, 2015. As of December 31, 2015, we have invested $2.2 billion in 147 TA® branded properties and $939 million in 46 Petro® branded properties.

PRINCIPAL MANAGEMENT AGREEMENT OR LEASE FEATURES

As of December 31, 2015, 300 of our hotels are included in one of seven portfolio agreements; 299 hotels are leased by us to our wholly owned taxable REIT subsidiaries, or TRSs, and managed by hotel operating companies and one hotel is leased to a hotel operating company. Two of our hotels are not included in a portfolio agreement and are leased to hotel operating companies. Our 193 owned travel centers are leased to TA, a travel center and convenience store operating company, under five portfolio agreements. The principal features of the management agreements and leases for our 495 properties are as follows:

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

•

Long Terms.  Our management agreements and leases generally have initial terms of 15 years or more. The weighted average term remaining for our agreements (weighted by our investment) as of December 31, 2015 is 15.9 years, without giving effect to any renewal options our managers or tenants may have.

•

Pooled Agreements.  All but two of our properties are part of a portfolio combination. In all but one of our portfolio combinations, the manager’s or tenant’s obligations to us with respect to each property in a combination are subject to cross default with the obligations with respect to all the other properties in the same combination. The smallest portfolio combination includes 11 hotels in which we have invested $210 million; the largest portfolio combination includes 93 hotels in which we have invested $1.6 billion.

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

•

Security Features.  Most of our management agreements or leases include various terms intended to secure the payments to us, including some or all of the following: cash security deposits which we receive but do not escrow; subordination of management fees payable to the operator to some or all of our return or rent; and full or limited guarantees from the manager’s or tenant’s parent company. As of December 31, 2015, 10 of our 12 portfolio agreements and one hotel leased to a third party, a total of 217 hotels and 193 travel centers, have minimum returns or minimum rent payable to us which are subject to full or limited guarantees or are backed by security deposits. These properties represent 78.8% of our total minimum returns and minimum rents at December 31, 2015. We do not have any security deposits or guarantees for two of our seven hotel portfolio agreements or one hotel we lease to a third party, a total of 85 hotels, representing 21.2% of our total annual minimum returns and minimum rents as of December 31, 2015. Accordingly, the minimum returns we are paid under these agreements will depend exclusively upon the performance of the hotels.

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

Generally, we provide capital to owners and operators in hospitality related industries who wish to expand their businesses or divest their properties while remaining in the hospitality business. Many other public hospitality REITs seek to control the operations of properties in which they invest and generally design their management agreements or leases to capture substantially all net operating income from their hotels’ businesses. Our agreements with our managers and tenants are designed with the expectation that, over their terms, net operating income from our properties that accrues to the benefit of the operator will generally exceed the amount that would accrue to them under a typical hotel management agreement or lease. We believe that this difference in operating philosophy may afford us a competitive advantage over other hospitality REITs in identifying and obtaining high quality investment opportunities on attractive terms, obtaining qualified managers and tenants to operate our properties and increase the dependability of our cash flows used to pay distributions.

Our first investment in travel centers was structured differently than all our other investments. We acquired an operating travel centers business, reorganized the business to retain substantially all of the real estate and then distributed a tenant operating company to our shareholders. We may in the future make investments in this fashion or in a manner different from our other investments.

In order to benefit from potential property appreciation, we prefer to own properties rather than make mortgage investments. We may invest or enter in real estate joint ventures if we conclude that we may benefit from the participation of co‑venturers or that the opportunity to participate in the investment is contingent on the use of a joint venture structure. We may invest in participating, convertible or other types of mortgages if we conclude that we may benefit from the cash flow or appreciation in the value of the mortgaged property. Convertible mortgages are similar to equity participation because they permit lenders to either participate in increasing revenues from the property or convert some or all of that mortgage into equity ownership interests. At December 31, 2015, we owned no convertible mortgages or joint venture interests.

We may not achieve some or all of our investment objectives.

Because we are a REIT, we generally may not operate our properties. We or our tenants have entered into arrangements for operation of our properties. Under the U.S. Internal Revenue Code of 1986, as amended, or the IRC, we may lease our hotels to one of our TRSs if the hotel is managed by a third party. As of December 31, 2015,  299 of our hotels were leased to our TRSs and managed by third parties. Any income realized by a TRS in excess of the rent paid to us by the subsidiary is subject to income tax at customary corporate rates. As, and if, the financial performance of the hotels operated for the account of our TRSs improves, these taxes may become material.

ACQUISITION POLICIES

We intend to pursue growth through the acquisition of additional properties. Generally, we prefer to purchase multiple properties in one transaction or individual properties that can be added to a pre-existing portfolio agreement because we believe a single management or lease agreement, cross default covenants and all or none renewal rights for multiple properties in diverse locations enhance the credit characteristics and the security of our investments. In implementing our acquisition strategy, we consider a range of factors relating to proposed property purchases including:

•	Historical and projected cash flows;
•	The competitive market environment and the current or potential market position of each property;
•	The availability of a qualified manager or lessee;
•	The financial strength of the proposed manager or lessee;
•	The amount and type of financial support available from the proposed manager or lessee;
•	The property’s design, physical condition and age and expected capital expenditures that may be needed at the property;
•	The estimated replacement cost, capital improvement requirements and proposed acquisition price of the property;
•	Our weighted average long term cost of capital compared to projected returns we may realize by owning the property;
•	The reputation of any operator with which the property is or may become affiliated;
•	The level of services and amenities offered at the property;
•	The proposed management agreement or lease terms;
•	The brand under which the property operates or is expected to operate;
•	The strategic fit of the property or investment with the rest of our portfolio and our own plans; and
•	The existence of alternative sources, uses or needs for our capital.

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

We may invest in the securities of other persons for the purpose of exercising control or otherwise, make loans to other persons, engage in the sale of investments, offer securities in exchange for property or repurchase our securities.

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

DISPOSITION POLICIES

We generally consider ourselves to be a long term owner of properties and are more interested in the long term earnings potential of our properties than selling properties for short term gains. We have occasionally sold a property or exchanged properties which we own for different properties.    Although we may do so in the future, we have no current intention to dispose of any properties we presently own. We currently make decisions to dispose of properties based on factors including, but not limited to, the following:

•	The property’s current and expected future performance;
•	Potential opportunities to increase revenues and property values by reinvesting sale proceeds;
•	The proposed sale price;
•	Capital required to maintain the property;
•	The strategic fit of the property with the rest of our portfolio and with our plans;
•	Our manager’s or tenant’s desire to cease operation of the property;
•	The estimated value we may receive by selling the property;
•	Our intended use of the proceeds we may realize from the sale of a property; and
•	The existence of alternative sources, uses or needs for capital.

FINANCING POLICIES

Although there are no limitations in our organizational documents on the amount of indebtedness we may incur, our $1.0 billion unsecured revolving credit facility, our unsecured term loan and our unsecured term debt and convertible notes indentures and their supplements contain financial covenants which, among other things, restrict our ability to incur indebtedness and require us to maintain certain financial ratios. We may from time to time re‑evaluate and modify our financing policies in light of then current economic conditions, relative availability and costs of debt and equity capital, the changing values of properties, growth and acquisition opportunities and other factors; and we may increase or decrease our ratio of debt to total capitalization.

Our Board of Trustees may determine to obtain a replacement for our current credit facility or to seek additional capital through equity offerings, interim or long term debt financings or retention of cash flows in excess of distributions to shareholders, or a combination of these methods. To the extent that our Board of Trustees decides to obtain additional debt financing, we may do so on an unsecured basis or a secured basis. We may seek to obtain other lines of credit or to issue securities senior to our common and/or preferred shares, including preferred shares of beneficial interest and debt securities, either of which may be convertible into common shares or be accompanied by warrants to purchase common shares, or to engage in transactions which may involve a sale or other conveyance or contribution of hotels, travel centers or other properties or assets to subsidiaries or to other affiliates or unaffiliated entities. We may finance acquisitions, in whole or in part, by among other possible means, exchanging properties, issuing additional common shares or other securities, or assuming outstanding mortgage debt on the acquired properties. We may also place new mortgages on our existing properties as a means of financing.  The proceeds from any of our financings may be used to pay distributions, to provide working capital, to refinance existing indebtedness or to finance acquisitions and expansions of existing or new properties.

OTHER INFORMATION

Our Manager.    The RMR Group Inc. (NASDAQ: RMR), or RMR Inc., a Maryland  corporation, is a holding company and substantially all of its business is conducted by its majority owned subsidiary, The RMR Group LLC, or RMR LLC, a Maryland limited liability company. Barry Portnoy and Adam Portnoy, our Managing Trustees, are the controlling shareholders, Managing Directors and officers of RMR Inc.    Our day to day operations are conducted by RMR LLC.  RMR LLC originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR LLC has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458‑1634, and its telephone number is (617) 796‑8390. RMR LLC also acts as the manager to Government Properties Income Trust, or GOV, Select Income REIT, or SIR, and Senior Housing Properties Trust, or SNH, and provides management and other services to other public and private companies, including Five Star Quality Care, Inc., or Five Star, TA and Sonesta.  As of the date of this Annual Report on Form 10‑K, the executive officers of RMR LLC are: Adam Portnoy, President and Chief Executive Officer; Barry Portnoy, Chairman;  David M. Blackman, Executive Vice President; Jennifer B. Clark, Executive Vice President, General Counsel and Secretary; David J. Hegarty, Executive Vice President; Mark L. Kleifges, Executive Vice President; Bruce J. Mackey Jr., Executive Vice President; John G. Murray, Executive Vice President; Thomas M. O’Brien, Executive Vice President; and John C. Popeo, Executive Vice President. Mark L. Kleifges and John G. Murray are also our executive officers. In addition, our Senior Vice President, Ethan S. Bornstein,  is a Senior Vice President of RMR LLC. Mr. Kleifges and other officers of RMR LLC also serve as officers of other companies to which RMR LLC provides management services.

Employees.  We have no employees. Services which would otherwise be provided to us by employees are provided by RMR LLC and by our Managing Trustees and officers. As of February 23, 2016, RMR LLC had approximately 400 full time employees in its headquarters and regional offices located throughout the United States.

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

The travel center and truck stop industry is highly competitive. Although there are in excess of 6,400 travel centers and truck stops in the U.S., we understand TA believes that large, long haul trucking fleets tend to purchase the large majority of their fuel at the travel centers and truck stops that are located at or near interstate highway exits and from TA and their largest competitors, Pilot Flying J Inc. and Love’s Travel Stops & Country Stores. Long haul truck drivers can obtain fuel and non‑fuel products and services from a variety of sources, including regional full service travel centers and pumper only truck stop chains, independently owned and operated truck stops, some large gas stations and trucking company terminals that provide fuel and services to their own trucking fleets. In addition, our travel centers compete with other truck repair and maintenance facilities, full service restaurants, travel and convenience stores, and could face additional competition from state owned interstate highway rest areas, if they are commercialized. The largest competitor of our travel centers is travel centers owned by Pilot Flying J Inc., which we believe represents a majority of the market for fuel sales to long haul trucking fleets. Competitive pressure from Pilot Flying J Inc., especially for large trucking fleets and long haul trucking fleets, could negatively impact TA’s ability to pay rents due to us.

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

Insurance.    We  generally have insurance coverage for our properties, including for casualty, fire, extended coverage, and liability. Either we purchase the insurance ourselves and our managers or tenants are required to reimburse us, or our managers or tenants buy the insurance directly and are required to list us as an insured party.  We  participate with RMR LLC and other companies to which RMR LLC provides management services in a combined property insurance program through Affiliates Insurance Company, or AIC, and with respect to which AIC is a reinsurer of certain coverage amounts. For more information, see Note 9 to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K.

Internet Website.  Our internet website address is www.hptreit.com. Copies of our governance guidelines, code of business conduct and ethics, or our Code of Conduct, policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and the charters of our audit, compensation and nominating and governance committees are posted on our website and also may be obtained free of charge by writing to our Secretary, Hospitality Properties Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, MA 02458‑1634 or at our website. We make available, free of charge, on our website, our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or the SEC. Any shareholder or other interested party who desires to communicate with our non‑management Trustees, individually or as a group, may do so by filling out a report on our website. Our Board of Trustees also provides a process for security holders to send communications to the entire Board of Trustees. Information about the process for sending communications to our Board of Trustees can be found on our website. Our website address is included several times in this Annual Report on Form 10‑K as a textual reference only and the information in our website is not incorporated by reference into this Annual Report on Form 10‑K.

Segment Information.  As of December 31, 2015, we had two operating segments, hotel real estate investments and travel center real estate investments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in Item 15 of this Annual Report on Form 10‑K for further financial information on our operating segments.

UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS

The following summary of United States federal income tax considerations is based on existing law, and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business.  The summary does not discuss all of the particular tax consequences that might be relevant to you if you are subject to special rules under federal income tax law, for example if you are:

•	a bank, insurance company or other financial institution;
•	a regulated investment company or REIT;
•	a subchapter S corporation;
•	a broker, dealer or trader in securities or foreign currency;
•	a person who marks-to-market our shares;
•	a person who has a functional currency other than the United States dollar;
•	a person who acquires or owns our shares in connection with employment or other performance of services;
•	a person subject to alternative minimum tax;
•	a person who acquires or owns our shares as part of a straddle, hedging transaction, constructive sale transaction, constructive ownership transaction or conversion transaction;
•	a United States expatriate;
•	a “qualified shareholder” (as defined in Section 897(k)(3)(A) of the IRC);
•	a “qualified foreign pension fund” (as defined in Section 897(l)(2) of the IRC) or any entity wholly owned by a qualified foreign pension fund; or
•	except as specifically described in the following summary, a trust, estate, tax-exempt entity or foreign person.

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

whose status as a U.S. shareholder is not overridden by an applicable tax treaty.  Conversely, a  “non-U.S. shareholder” is a beneficial owner of our shares other than a partnership or a U.S. shareholder.

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

Our counsel, Sullivan & Worcester LLP, has provided to us an opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 1995 through 2015 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC.  Our counsel’s opinions are conditioned upon the assumption that our leases, our declaration of trust and all other legal documents to which we are or have been a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us as to certain factual matters relating to our organization and operations and our expected manner of operation.  If this assumption or a representation is inaccurate or incomplete, our counsel’s opinions may be adversely affected and may not be relied upon.  The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect.  Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given by Sullivan & Worcester LLP or us that we will qualify as or be taxed as a REIT for any particular year.  Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued.  Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law.  Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.

Our continued qualification and taxation as a REIT will depend upon our compliance on a continuing basis with various qualification tests imposed under the IRC and summarized below.  While we believe that we have satisfied and will satisfy these tests, our counsel does not review compliance with these tests on a continuing basis.  If we fail to qualify for taxation as a REIT in any year, we will be subject to federal income taxation as if we were a corporation taxed under subchapter C of the IRC, or a C corporation, and our shareholders will be taxed like shareholders of C corporations, meaning that federal income tax generally will be applied at both the corporate and shareholder levels.  In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders could be reduced or eliminated.

If we qualify for taxation as a REIT and meet the tests described below, we generally will not pay federal income tax on amounts we distribute to our shareholders.  However, even if we qualify for taxation as a REIT, we may be subject to federal tax in the following circumstances:

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

•

If we fail to satisfy the 75% gross income test or the 95% gross income test discussed below, due to reasonable cause and not due to willful neglect, but nonetheless maintain our qualification for taxation as a REIT because of specified cure provisions, we will be subject to tax at a 100% rate on the greater of the amount by which we fail the 75% gross income test or the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year.

•

If we fail to satisfy the REIT asset tests described below, due to reasonable cause and not due to willful neglect, but nonetheless maintain our qualification for taxation as a REIT because of specified cure provisions, we will be subject to a tax equal to the greater of $50,000 or the highest corporate tax rate multiplied by the net income generated by the nonqualifying assets that caused us to fail the test.

•

If we fail to satisfy any provision of the IRC that would result in our failure to qualify for taxation as a REIT (other than violations of the REIT gross income tests or violations of the REIT asset tests described below), due to reasonable cause and not due to willful neglect, we may retain our qualification for taxation as a REIT but will be subject to a penalty of $50,000 for each failure.

•

If we fail to distribute for any calendar year at least the sum of 85% of our REIT ordinary income for that year, 95% of our REIT capital gain net income for that year and any undistributed taxable income from prior periods, we will be subject to a 4% nondeductible excise tax on the excess of the required distribution over the amounts actually distributed.

•

If we recognize gain on the disposition of a REIT asset where our basis in the asset is determined by reference to the basis of the asset in the hands of a C corporation during a five-year period beginning on the date on which the asset ceased to be owned by the C corporation, then we will pay tax at the highest regular corporate tax rate, currently 35%, on the lesser of the excess of the fair market value of the asset over the C corporation’s basis in the asset on the date the asset ceased to be owned by the C corporation, or the gain we recognize in the disposition.  We currently do not expect to sell any asset if that sale would result in the imposition of a material tax liability.  We cannot, however, provide assurance that we will not change our plan in this regard.

•

If we acquire a corporation in a transaction where we succeed to its tax attributes, to preserve our qualification for taxation as a REIT we must generally distribute all of the C corporation earnings and profits inherited in that acquisition, if any, not later than the end of our taxable year in which the acquisition occurs.  However, if we fail to do so, relief provisions would allow us to maintain our qualification for taxation as a REIT provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution.    As discussed below, we have acquired C corporations in connection with our acquisition of real estate.  In each such acquisition, we have either made an election under Section 338 of the IRC to purge the earnings and profits of the acquired C corporation, or investigated the acquired C corporation and found that it did not have undistributed earnings and profits that we inherited but failed to timely distribute.  However, upon review or audit, the IRS may disagree.

•

As summarized below, REITs are permitted within limits to own stock and other securities of a TRS.  A domestic TRS is separately taxed on its net income as a C corporation, and is subject to limitations on the deductibility of interest expense paid to its REIT parent.  While a foreign TRS is taxed in the United States only to the extent it has income that is effectively connected with the conduct of a trade or business in the United States or that is investment income from United States sources, a foreign TRS is generally subject to foreign taxes in the jurisdictions in which its assets or operations are located.  In addition, the REIT parent is subject to a 100% tax on the amount by which various charges and reimbursements between the parent REIT and its TRSs are determined to be priced excessively in favor of the REIT rather than on arm’s length bases.

•

To the extent we invest in properties in foreign jurisdictions, our income from those properties will generally be subject to tax in those jurisdictions.  If we continue to operate as we do, then we will distribute all of our “real estate investment trust taxable income”  to our shareholders such that we will generally not pay United States federal income tax.  As a result, we cannot recover the cost of foreign income taxes imposed on our foreign investments by claiming foreign tax credits against our United States federal income tax liability. Also, as a REIT, we cannot pass through any foreign tax credits to our shareholders.

If we fail to qualify for taxation as a REIT or elect not to qualify for taxation as a REIT, then we will be subject to federal income tax in the same manner as a regular C corporation.  Further, as a regular C corporation, distributions to our shareholders will not be deductible by us, nor will distributions be required under the IRC.  Also, to the extent of our current and accumulated earnings and profits, all distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for the preferential tax rates discussed below in “Taxation of Taxable U.S. Shareholders” and, subject to limitations in the IRC, will be potentially eligible for the dividends received deduction for corporate shareholders.  Finally, we will generally be disqualified from qualification for taxation as a REIT for the four taxable years following the taxable year in which the termination is effective.  Our failure to qualify for taxation as a REIT for even one year could result in us reducing or eliminating distributions to our shareholders, or in us incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes.  Relief provisions under the IRC may allow us to continue to qualify for taxation as a REIT even if we fail to comply with various REIT requirements, all as discussed in more detail below.

REIT Qualification Requirements

General Requirements.  Section 856(a) of the IRC defines a REIT as a corporation, trust or association:

(1)that is managed by one or more trustees or directors;

(2)the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest;

(3)that would be taxable, but for Sections 856 through 859 of the IRC, as a domestic C corporation;

(4)that is not a financial institution or an insurance company subject to special provisions of the IRC;

(5)the beneficial ownership of which is held by 100 or more persons;

(6)that is not “closely held” as defined under the personal holding company stock ownership test, as described below; and

(7)that meets other tests regarding the nature of its income and assets and the amount of its distributions, all as described below.

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

By reason of condition (6), we will fail to qualify for taxation as a REIT for a taxable year if at any time during the last half of a year (except for our first taxable year as a REIT) more than 50% in value of our outstanding shares is owned directly or indirectly by five or fewer individuals.  To help comply with condition (6), our declaration of trust and bylaws restrict transfers of our shares that would otherwise result in concentrated ownership positions.  In addition, if we comply with applicable Treasury regulations to ascertain the ownership of our outstanding shares and do not know, or by exercising reasonable diligence would not have known, that we failed condition (6), then we will be treated as having met condition (6).  However, our failure to comply with these regulations for ascertaining ownership may result in a penalty of $25,000, or $50,000 for intentional violations.  Accordingly, we have complied and will continue to comply with these regulations, including requesting annually from record holders of significant percentages of our shares information regarding the ownership of our shares.  Under our declaration of trust and bylaws, our shareholders are required to respond to these requests for information.  A shareholder who fails or refuses to comply with the request is required by Treasury regulations to submit a statement with its federal income tax return disclosing its actual ownership of our shares and other information.

For purposes of condition (6), the term “individuals” is defined in the IRC to include natural persons, supplemental unemployment compensation benefit plans, private foundations and portions of a trust permanently set aside or used exclusively for charitable purposes, but not other entities or qualified pension plans or profit-sharing trusts.  As a result, REIT shares owned by an entity that is not an “individual” are considered to be owned by the direct and indirect owners of the entity that are individuals (as so defined), rather than to be owned by the entity itself.  Similarly, REIT shares held by a qualified pension plan or profit-sharing trust are treated as held directly by the individual beneficiaries in proportion to their actuarial interests in such plan or trust.  Consequently, five or fewer such trusts could own more than 50% of the interests in an entity without jeopardizing that entity’s qualification for taxation as a REIT.  However, as discussed below in “Taxation of Tax-Exempt U.S. Shareholders,” if a REIT is a “pension-held REIT,” each qualified pension plan or profit-sharing pension trust owning more than 10% of the REIT’s shares by value generally may be taxed on a portion of the dividends it receives from the REIT.

The IRC provides that we will not automatically fail to qualify as a REIT if we do not meet conditions (1) through (6), provided we can establish that such failure was due to reasonable cause and not due to willful neglect.  Each such excused failure will result in the imposition of a $50,000 penalty instead of REIT disqualification.  It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision.  This relief provision applies to any failure of the applicable conditions, even if the failure first occurred in a prior taxable year.

Our Wholly Owned Subsidiaries and Our Investments Through Partnerships.  Except in respect of TRSs as discussed below, Section 856(i) of the IRC provides that any corporation, 100% of whose stock is held by a REIT and its disregarded subsidiaries, is a qualified REIT subsidiary and shall not be treated as a separate corporation.  The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT’s.  We believe that each of our direct and indirect wholly owned subsidiaries, other than the TRSs discussed below (and entities owned in whole or in part by the TRSs), will be either a qualified REIT subsidiary within the meaning of Section 856(i) of the IRC, or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under Treasury regulations issued under Section 7701 of the IRC.  Thus, except for the TRSs discussed below (and entities owned in whole or in part by the TRSs), in applying all of the federal income tax REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our direct and indirect wholly owned subsidiaries are treated as ours.

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

Other countries (and, for this purpose, Puerto Rico is best thought of as a separate country) may impose taxes on our assets and operations within their jurisdictions, including those of our qualified REIT subsidiaries, partnerships, and wholly owned, noncorporate subsidiaries that for United States federal income tax purposes are not treated as separate from us under Treasury regulations issued under Section 7701 of the IRC.  To the extent possible, we structure our activities to minimize our foreign tax liability.  For example, under existing law and through available tax concessions, we have attempted to minimize the Canadian and Puerto Rican income taxes that we must pay, and we believe that we have operated and are operating in compliance with the requirements of those laws and tax concessions.  However, there can be no assurance that we will be successful in doing so.  Furthermore, as a REIT, neither we nor our shareholders are expected to benefit from foreign tax credits arising from those taxes.

Subsidiary REITs.  We may in the future invest in real estate through one or more subsidiary entities that are intended to qualify for taxation as REITs.  Any subsidiary REIT will generally be subject to the various REIT qualification requirements and other limitations described in this summary that are applicable to us.  If one of our subsidiary REITs were to fail to qualify for taxation as a REIT, then (a) the subsidiary REIT would become subject to regular United States corporate income tax, as described above, and (b) our ownership of shares in the subsidiary REIT would cease to be a qualifying real estate asset for purposes of the 75% asset test and would become subject to the 5% asset test, the 10% vote test and the 10% value test generally applicable to our ownership in corporations other than REITs, qualified REIT subsidiaries and TRSs, all as described under “Asset Tests” below.  If a subsidiary REIT were to fail to qualify for taxation as a REIT, it is possible that we would not meet the 5% asset test, the 10% vote test or the 10% value test with respect to our interest in the subsidiary REIT, in which event we would fail to qualify for taxation as a REIT unless we could utilize applicable relief provisions.  We may make protective TRS elections as described below with respect to our subsidiary REITs and may implement other protective arrangements intended to avoid a cascading REIT failure if any of our subsidiary REITs were not to qualify for taxation as a REIT, but there can be no assurance that such protective elections and other arrangements will be effective to avoid the resulting adverse consequences to us.

Taxable REIT Subsidiaries.  We are permitted to own any or all of the securities of a “taxable REIT subsidiary” as defined in Section 856(l) of the IRC, provided that no more than 25% (20% beginning with our 2018 taxable year) of the total value of our assets, at the close of each quarter, is comprised of our investments in the stock or other securities of our TRSs.  Our ownership of stock and other securities in TRSs is exempt from the 10% and 5% REIT asset tests discussed below.  Among other requirements, a TRS of ours must:

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

We acquired in the second quarter of 2015, and continue to own, an ownership position in RMR Inc. that is in excess of 10% of RMR Inc.’s outstanding securities by vote or value.  Accordingly, we elected to treat RMR Inc. as a TRS effective as of June 5, 2015.  RMR Inc., through its principal subsidiary RMR LLC, has provided and continues to provide business and property management and other services to us and to other public and private companies, including other public REITs.  Among these clients were and are operators of lodging facilities, operators of health care facilities, and owners of such facilities.  Our counsel, Sullivan & Worcester LLP, has provided to us an opinion that the activities proscribed to TRSs under Section 856(l)(3) of the IRC relating to operating or managing lodging facilities or health care facilities should include only regular onsite services or day-to-day operational activities at or for lodging facilities or health care facilities.  To the best of our knowledge, neither RMR Inc. nor RMR LLC has been or is involved in proscribed activities at or for lodging facilities or health care facilities.  Thus, we do not believe that Section 856(l)(3) of the IRC precluded or precludes RMR Inc. from being treated as our TRS.  In addition, because we acquired a significant portion of our investment in RMR Inc. in exchange for our common shares that were newly issued, our counsel, Sullivan & Worcester LLP, is of the opinion that our investment in RMR Inc. should qualify as a “temporary investment of new capital” under Section 856(c)(5)(B) of the IRC to the extent related to such issuance of our common shares.  To the extent our investment in RMR Inc. so qualifies, it will constitute a “real estate asset” under Section 856(c) of the IRC and would not constitute a security subject to the REIT asset test limitations discussed below for a one-year period commencing June 5, 2015.  If the IRS or a court determines, contrary to the opinion of our counsel, that RMR Inc. was or is precluded from being treated as our TRS, then our ownership position in RMR Inc. in excess of 10% of RMR Inc.’s outstanding securities by vote or value, except to the extent and for the period qualifying as a “temporary investment of new capital,” would be in violation of the applicable REIT asset tests described below.  Under those circumstances, however, we expect that we would qualify for the REIT asset tests’ relief provision described below, and thereby would preserve our qualification for taxation as a REIT.  If the relief provision below were to apply to us, we would be subject to tax at the highest corporate rate, currently 35%, on the net income generated by our investment in RMR Inc. in excess of a 10% ownership position in that company.

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

Restrictions are imposed on TRSs to ensure that they will be subject to an appropriate level of federal income taxation.  For example, a TRS may not deduct interest paid in any year to an affiliated REIT to the extent that the interest payments exceed, generally, 50% of the TRS’s adjusted taxable income for that year.  However, the TRS may carry forward the disallowed interest expense to a succeeding year, and deduct the interest in that later year subject to that year’s 50% adjusted taxable income limitation.  In addition, if a TRS pays interest, rent or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm’s length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment.  Further, if in comparison to an arm’s length transaction, a third-party tenant has overpaid rent to the REIT in exchange for underpaying the TRS for services rendered, and if the REIT has not adequately compensated the TRS for services provided to or on behalf of the third-party tenant, then the REIT may be subject to an excise tax equal to 100% of the undercompensation to the TRS.  A safe harbor exception to this excise tax applies if the TRS has been compensated at a rate at least equal to 150% of its direct cost in furnishing or rendering the service.  Finally, beginning in 2016, the 100% excise tax also applies to the underpricing of services by a TRS to its parent REIT in contexts where the services are unrelated to services for REIT tenants.  There can be no assurance that arrangements involving our TRSs will not result in the imposition of one or more of these deduction limitations or excise taxes, but we do not believe that we or our TRSs are or will be subject to these impositions.

Other countries may impose taxes on the assets and operations of our TRSs within their jurisdictions.  To the extent possible, we structure our activities to minimize our TRSs’ foreign tax liability.  However, there can be no assurance that we will be successful in doing so.  Furthermore, as a REIT, neither we nor our shareholders are expected to benefit from foreign tax credits arising from those taxes.

Income Tests.  There are two gross income requirements for qualification as a REIT under the IRC:

•

At least 75% of our gross income for each taxable year (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from “clearly identified” hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from “clearly identified” hedging transactions that we enter into primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% gross income test or the 95% gross income test (or any property that generates such income or gain); (d) beginning with our 2016 taxable year, any income from “clearly identified” hedging transactions that we enter into to manage risk associated with extant hedges of liabilities or properties that have been extinguished or disposed; (e) real estate foreign exchange gain (as defined in Section 856(n)(2) of the IRC); and (f) income from the repurchase or discharge of indebtedness) must be derived from investments relating to real property including “rents from real property” as defined under Section 856 of the IRC, interest and gain from mortgages on real property or on interests in real property, income and gain from foreclosure property, gain from the sale or other disposition of real property other than dealer property, or dividends on and gain from the sale or disposition of shares in other REITs.  When we receive new capital in exchange for our shares or in a public offering of our five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test.

•

At least 95% of our gross income for each taxable year (excluding: (a) gross income from sales or other dispositions of property held primarily for sale; (b) any income arising from “clearly identified” hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from “clearly identified” hedging transactions that we enter into primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% gross income test or the 95% gross income test (or any property that generates such income or gain); (d) beginning with our 2016 taxable year, any income from “clearly identified” hedging transactions that we enter into to manage risk associated with extant hedges of liabilities or properties that have been extinguished or disposed; (e) passive foreign exchange gain (as defined in Section 856(n)(3) of the IRC); and (f) income from the repurchase or discharge of indebtedness) must be derived from a combination of items of real property income that satisfy the 75% gross income test described above, dividends, interest, or gains from the sale or disposition of stock, securities or real property.

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
•

Rents do not qualify if the REIT owns 10% or more by vote or value of the tenant (or 10% or more of the interests in the assets or net profits of the tenant, if the tenant is not a corporation), whether directly or after application of attribution rules.  While we intend not to lease property to any party if rents from that property would not qualify as “rents from real property,” application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control.  For example, a third party’s ownership directly or by attribution of 10% or more by value of our shares, as well as an ownership position in the stock of one of our tenants which, when added to our own ownership position in that tenant, totals 10% or more by vote or value of the stock of that tenant (or 10% or more of the interests in the assets or net profits of the tenant, if the tenant is not a corporation), would result in that tenant’s rents not qualifying as “rents from real property.” In this regard, we already own close to, but less than, 10% of the outstanding common shares of TA, and TA has undertaken to limit its redemptions and repurchases of outstanding common shares so that we do not come to own 10% or more of its outstanding common shares.  Our declaration of trust and bylaws generally disallow transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our qualification for taxation as a REIT under the IRC.  Nevertheless, there can be no assurance that these restrictions will be effective to prevent our qualification for taxation as a REIT from being jeopardized under the 10% affiliated tenant rule.  Furthermore, there can be no assurance that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of our shares attributed to them under the IRC’s attribution rules.

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

•

If rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property qualifies as “rents from real property”; if this 15% threshold is exceeded, the rent attributable to personal property does not so qualify.  The portion of rental income treated as attributable to personal property is determined according to the ratio of the fair market value of the personal property to the total fair market value of the real and personal property that is rented.

•

In addition, “rents from real property” includes both charges we receive for services customarily rendered in connection with the rental of comparable real property in the same geographical area, whether or not the charges are separately stated, as well as charges we receive for services provided by our TRSs when the charges are not separately stated.  Whether separately stated charges received by a REIT for services that are not geographically customary and provided by a TRS are included in “rents from real property” has not been addressed clearly by the IRS in published authorities; however, our counsel, Sullivan & Worcester LLP, is of the opinion that, although the matter is not free from doubt, “rents from real property” also includes charges we receive for services provided by our TRSs when the charges are separately stated.  Accordingly, we believe that our revenues from TRS-provided services, whether the charges are separately stated or not, qualify as “rents from real property” because the services satisfy the geographically customary standard, because the services have been provided by a TRS, or for both reasons.

We believe that all or substantially all of our rents and related service charges have qualified and will continue to qualify as “rents from real property” for purposes of Section 856 of the IRC, subject to the considerations in the following paragraph.

Our counsel, Sullivan & Worcester LLP, has provided to us an opinion that our underground storage tanks should constitute real estate, rather than personal property, for purposes of the various REIT qualification tests described in this summary.  Proposed Treasury regulations, with a prospective effective date, confirm our counsel’s opinion.  Sullivan & Worcester LLP has also provided us an opinion that with respect to each of our leases with TA, although the matter is not free from doubt, for purposes of applying the 15% incidental personal property test above, regarding rent attributable to incidental personal property leased in connection with real property, the test will be applied in the aggregate to all the travel center sites leased under each such lease on a lease by lease basis, rather than on a site by site basis.  If the IRS or a court were to determine that one or both of these opinions is incorrect, then a portion of the rental income we receive from TA could be nonqualifying income for purposes of the 75% and 95% gross income tests, possibly jeopardizing our compliance with the 95% gross income test.  Under those circumstances, however, we expect that we would qualify for the gross income tests’ relief provision described below, and thereby would preserve our qualification for taxation as a REIT.  If the relief provision below were to apply to us, we would be subject to tax at a 100% rate on the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year; however, in a typical taxable year, we have little or no nonqualifying income from other sources and thus would expect to owe little tax in such circumstances.

In order to qualify as mortgage interest on real property for purposes of the 75% gross income test, interest must derive from a mortgage loan secured by real property or on interests in real property with a fair market value at the time the loan is made (reduced by any senior liens on the property) at least equal to the amount of the loan.  If the amount of the loan exceeds the fair market value of the real property (as so reduced by senior liens), the interest will be treated as interest on a mortgage loan in a ratio equal to the ratio of the fair market value of the real property (as so reduced by senior liens) to the total amount of the mortgage loan.

Absent the “foreclosure property” rules of Section 856(e) of the IRC, a REIT’s receipt of active, nonrental gross income from a property would not qualify under the 75% and 95% gross income tests.  But as foreclosure property, the active, nonrental gross income from a property would so qualify.  In the case of property leased by a REIT to a tenant, foreclosure property generally consists of the real property and incidental personal property that the REIT has reduced to possession upon a default or imminent default under the lease by the tenant, and as to which a timely foreclosure property election is made.  Any gain that a REIT recognizes on the sale of foreclosure property held as inventory or primarily for sale to customers, plus any income it receives from foreclosure property that would not qualify under the 75% gross income test in the absence of foreclosure property treatment, reduced by expenses directly connected with the production of those items of income, would be subject to income tax at the maximum corporate rate, currently 35%, under the foreclosure property income tax rules of Section 857(b)(4) of the IRC.  Thus, if a REIT should lease foreclosure property in exchange for rent that qualifies as “rents from real property” as described above, then that rental income is not subject to the foreclosure property income tax.

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

We believe that any gain from dispositions of assets that we have made, or that we might make in the future, will generally qualify as income that satisfies the 75% and 95% gross income tests and will not be subject to the 100% penalty tax, because our general intent has been and is to:

•	own our assets for investment with a view to long-term income production and capital appreciation;
•	engage in the business of developing, owning, leasing and managing our existing properties and acquiring, developing, owning, leasing and managing new properties; and
•	make occasional dispositions of our assets consistent with our long-term investment objectives.

If we fail to satisfy one or both of the 75% gross income test or the 95% gross income test in any taxable year, we may nevertheless qualify for taxation as a REIT for that year if we satisfy the following requirements:

•	our failure to meet the test is due to reasonable cause and not due to willful neglect; and
•	after we identify the failure, we file a schedule describing each item of our gross income included in the 75% gross income test or the 95% gross income test for that taxable year.

It is impossible to state whether in all circumstances we would be entitled to the benefit of this relief provision for the 75% gross income test or the 95% gross income test.  Even if this relief provision does apply, a 100% tax is imposed upon the greater of the amount by which we failed the 75% gross income test or the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year.  This relief provision applies to any failure of the applicable income tests, even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.

Based on the discussion above, we believe that we have satisfied, and will continue to satisfy, the 75% and 95% gross income tests outlined above on a continuing basis beginning with our first taxable year as a REIT.

Asset Tests.  At the close of each calendar quarter of each taxable year, we must also satisfy the following asset percentage tests in order to qualify for taxation as a REIT for federal income tax purposes:

•

At least 75% of the value of our total assets must consist of real estate assets (which includes, beginning with our 2016 taxable year, ancillary personal property to the extent that rents attributable to such personal property are treated as rents from real property in accordance with the rules described above), cash and cash items, shares in other REITs, debt instruments issued by “publicly offered REITs” as defined in Section 562(c)(2) of the IRC (beginning with our 2016 taxable year), government securities and temporary investments of new capital (that is, any stock or debt instrument that we hold that is attributable to any amount received by us (a) in exchange for our stock or (b) in a public offering of our five-year or longer debt instruments, but only for the one year period commencing with our receipt of the new capital).

•	Not more than 25% of the value of our total assets may be represented by securities other than those securities that count favorably toward the preceding 75% asset test.
•

Of the investments included in the preceding 25% asset class, the value of any one non-REIT issuer’s securities that we own may not exceed 5% of the value of our total assets.  In addition, we may not own more than 10% of the vote or value of any one non-REIT issuer’s outstanding securities, unless the securities are “straight debt” securities or otherwise excepted as discussed below.  Our stock and other securities in a TRS or a qualified REIT subsidiary are exempted from these 5% and 10% asset tests.

•	Not more than 25% (20% beginning with our 2018 taxable year) of the value of our total assets may be represented by stock or other securities of TRSs.
•

Beginning with our 2016 taxable year, not more than 25% of the value of our total assets may be represented by “nonqualified publicly offered REIT debt instruments” as defined in Section 856(c)(5)(L)(ii) of the IRC.

•

Our counsel, Sullivan & Worcester LLP, is of the opinion that our investments in the equity or debt of a TRS, to the extent and during the period they qualify as temporary investments of new capital, should be treated as a real estate asset, and not as a security, for purposes of the above REIT asset tests.

The above REIT asset tests must be satisfied at the close of each calendar quarter of each taxable year as a REIT.  After a REIT meets the asset tests at the close of any quarter, it will not lose its qualification for taxation as a REIT in any subsequent quarter solely because of fluctuations in the values of its assets, including if the fluctuations are caused by changes in the foreign currency exchange rate used to value any foreign assets.  This grandfathering rule may be of limited benefit to a REIT such as us that makes periodic acquisitions of both qualifying and nonqualifying REIT assets.  When a failure to satisfy the above asset tests results from an acquisition of securities or other property during a quarter, the failure can be cured by disposition of sufficient nonqualifying assets within thirty days after the close of that quarter.

In addition, if we fail the 5% value test or the 10% vote or value tests at the close of any quarter and we do not cure such failure within thirty days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is “de minimis” and (b) within six months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% value and 10% vote and value asset tests.  For purposes of this relief provision, the failure will be de minimis if the value of the assets causing the failure does not exceed the lesser of (a) 1% of the total value of our assets at the end of the relevant quarter or (b) $10,000,000.  If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify for taxation as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (1) $50,000 or (2) the highest rate of corporate tax imposed,  currently 35%, on the net income generated by the assets causing the failure during the period of the failure, and (d) within six months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests.  These relief provisions apply to any failure of the applicable asset tests, even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.

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

Our Relationship with TA.  As of December 31, 2015, we owned approximately 9% of the common shares of TA.  Our leases with TA, TA’s limited liability company operating agreement, and other agreements collectively contain restrictions upon the ownership of TA common shares and require TA to refrain from taking any actions that may result in any affiliation with us that would jeopardize our qualification as a REIT under the IRC.  Accordingly, subject to the personal property considerations discussed above and since January 31, 2007, we expect that the rental income we have received and will receive from TA and its subsidiaries has been and will be “rents from real property” under Section 856(d) of the IRC, and therefore qualifying income under the 75% and 95% gross income tests described above.

Our Relationship with Our TRSs.  We currently own hotels that we purchased to be leased to our TRSs or which are being leased to our TRSs as a result of modifications to, or expirations of, a prior lease, all as agreed to by applicable parties.  We may from time to time in the future lease additional hotels to our TRSs.  In connection with lease defaults or expirations, we terminated occupancy of some of our hotels by defaulting or expiring tenants and immediately leased these hotels to our TRSs and entered into new, or continued with existing, third-party management agreements for these hotels.  We may in the future employ similar arrangements if we again face lease defaults or expirations.

In lease transactions involving our TRSs, our intent is that the rents paid to us by the TRS qualify as “rents from real property” under the REIT gross income tests summarized above.  In order for this to be the case, the manager operating the leased property on behalf of the applicable TRS must be an “eligible independent contractor” within the meaning of Section 856(d)(9)(A) of the IRC, and the hotels leased to the TRS must be “qualified lodging facilities” within the meaning of Section 856(d)(9)(D) of the IRC.  Qualified lodging facilities are defined as hotels, motels or other establishments where more than half of the dwelling units are used on a transient basis, provided that legally authorized wagering or gambling activities are not conducted at or in connection with such facilities.  Also included in the definition are the qualified lodging facility’s customary amenities and facilities.

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

We have from time to time engaged, and at present engage, as an intended eligible independent contractor a manager that manages only a modest number of qualified lodging facilities for parties other than us and our TRSs, and we may in the future continue to engage such a manager as an intended eligible independent contractor.  We have received, and in future instances would expect to receive, from our counsel, Sullivan & Worcester LLP, an opinion to the effect that the intended eligible independent contractor should in fact so qualify.  But if the IRS or a court determines that the opinion is incorrect, then the rental income we receive from our TRSs in respect of properties managed by ineligible contractors would be nonqualifying income for purposes of the 75% and 95% gross income tests, possibly jeopardizing our compliance with one or both of these gross income tests.  Under those circumstances, however, we expect we would qualify for the gross income tests’ relief provision described above, and thereby would preserve our qualification for taxation as a REIT.  If the relief provision were to apply to us, we would be subject to tax at a 100% rate upon the greater of the amount by which we failed the 75% gross income test or the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year; even though we have little or no nonqualifying income from other sources in a typical taxable year, imposition of this 100% tax in this circumstance could be material if a material number of the properties leased to our TRSs are managed for the TRSs by ineligible contractors.

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

(1)the sum of 90% of our “real estate investment trust taxable income” and 90% of our net income after tax, if any, from property received in foreclosure, over

(2)the amount by which our noncash income  (e.g., imputed rental income or income from transactions inadvertently failing to qualify as like-kind exchanges) exceeds 5% of our “real estate investment trust taxable income.”

For these purposes, our “real estate investment trust taxable income” is as defined under Section 857 of the IRC and is computed without regard to the dividends paid deduction and our net capital gain and will generally be reduced by specified corporate-level taxes that we pay (e.g., taxes on built-in gains or taxes on foreclosure property income).

For our 2014 and prior taxable years, a distribution of ours that was not pro rata within a class of our beneficial interests entitled to a distribution, or which was not consistent with the rights to distributions among our classes of beneficial interests, would have been a preferential distribution that would not have been taken into consideration for purposes of the distribution requirements, and accordingly the payment of a preferential distribution would have affected our ability to meet the distribution requirements.  Taking into account our distribution policies, including any dividend reinvestment plan we adopted, we do not believe that we made any preferential distributions in 2014 or prior taxable years.  Because we are a “publicly offered REIT” (as defined in Section 562(c)(2) of the IRC) that is required to file annual and periodic reports with the SEC under the Exchange Act, the preferential distribution rule does not apply to us beginning with our 2015 taxable year.

Distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our federal income tax return for the earlier taxable year and if paid on or before the first regular distribution payment after that declaration.  If a dividend is declared in October, November or December to shareholders of record during one of those months, and is paid during the following January, then for federal income tax purposes the dividend will be treated as having been both paid and received on December 31 of the prior taxable year.  The 90% distribution requirements may be waived by the IRS if a REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax discussed below.  To the extent that we do not distribute all of our net capital gain and all of our “real estate investment trust taxable income,” as adjusted, we will be subject to federal income tax at regular corporate rates on undistributed amounts.

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

If we do not have enough cash or other liquid assets to meet the 90% distribution requirements, or if we so choose, we may find it necessary or desirable to arrange for new debt or equity financing to provide funds for required distributions in order to maintain our qualification for taxation as a REIT.  We can provide no assurance that financing would be available for these purposes on favorable terms, if at all.

We may be able to rectify a failure to pay sufficient dividends for any year by paying “deficiency dividends” to shareholders in a later year.  These deficiency dividends may be included in our deduction for dividends paid for the earlier year, but an interest charge would be imposed upon us for the delay in distribution.

In addition to the other distribution requirements above, to preserve our qualification for taxation as a REIT we are required to timely distribute all C corporation earnings and profits that we inherit from acquired corporations, as described below.

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

Acquisitions of C Corporations

We have and may in the future engage in transactions where we acquire all of the outstanding stock of a C corporation.  Upon these acquisitions, except to the extent we have made or do make an applicable TRS election, each of the acquired entities and their various corporate and noncorporate subsidiaries generally became or will become either our qualified REIT subsidiary under Section 856(i) of the IRC or a disregarded entity under Treasury regulations issued under Section 7701 of the IRC.  Thus, after the acquisition, all assets, liabilities and items of income, deduction and credit of the acquired and then disregarded entities have been and will be treated as ours for purposes of the various REIT qualification tests described above.  In addition, we generally have been and will be treated as the successor to the acquired and then disregarded entities’ (a) federal income tax attributes, such as those entities’ adjusted tax bases in their assets and their depreciation schedules, and (b) earnings and profits for federal income tax purposes, if any.  The carryover of these attributes creates REIT implications such as built-in gains tax exposure and additional distribution requirements, as described below.  However, where we have made or will make an election under Section 338(g) of the IRC with respect to corporations that we acquire, we generally have not and will not be subject to such attribute carryovers.

Built-in Gains from C Corporations.  As described above, notwithstanding our qualification and taxation as a REIT, we may be subject to corporate taxation if we dispose of assets previously held by a  C corporation.  Specifically, if we acquire an asset from a corporation in a transaction in which our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of that asset in the hands of a C corporation, and if we subsequently recognize gain on the disposition of that asset during a five-year period (or other specified period for taxable years prior to 2012) beginning on the date on which the asset ceased to be owned by the C corporation, then we will generally pay tax at the highest regular corporate tax rate, currently 35%, on the lesser of (a) the excess, if any, of the asset’s fair market value over its adjusted tax basis, each determined as of the time the asset ceased to be owned by the C corporation or (b) our gain recognized in the disposition.  Accordingly, any taxable disposition of an asset so acquired during such five-year period (or other specified period for taxable years prior to 2012) could be subject to this built-in gains tax.    To the extent of our gains in a taxable year that are subject to the built-in gains tax, net of any taxes paid on such gains with respect to that taxable year, our taxable dividends paid to you in the following year will be potentially eligible for treatment as qualified dividends that are taxed to our noncorporate U.S. shareholders at preferential rates.  However, other than with respect to assets we acquired in a January 31, 2007 acquisition that we immediately spun off in a taxable distribution, we have not and do not expect to sell any assets if the sale would result in the imposition of a material tax liability.  We cannot, however, provide assurance that we will not change our plans in this regard.

Earnings and Profits.  Following a corporate acquisition, we must generally distribute all of the C corporation earnings and profits inherited in that transaction, if any, no later than the end of the applicable tax year in order to preserve our qualification for taxation as a REIT.  If we failed or fail to do so, we would not qualify for taxation as a REIT for that year and a number of years thereafter, unless we are able to rely on the relief provision described below.  Although Sullivan & Worcester LLP is unable to render an opinion on factual determinations such as the amount of our undistributed earnings and profits, we have computed and will compute, with the assistance of accountants as needed, the amount of undistributed earnings and profits that we inherit in our corporate acquisitions.  Based on these calculations, we believe that we did not inherit any undistributed earnings and profits that remained undistributed at the end of the applicable tax year.  However, there can be no assurance that, if audited, the IRS would not, upon subsequent examination, propose adjustments to our calculation of the undistributed earnings and profits that we inherit, including adjustments that might be deemed necessary by the IRS as a result of its examination of the companies we acquired.  In any such examination, the IRS might consider all taxable years of the acquired entities as open for review for purposes of its proposed adjustments.  If it is subsequently determined that we had undistributed earnings and profits as of the end of the applicable tax year, we may be eligible for a relief provision similar to the “deficiency dividends” procedure described above.  To utilize this relief provision, we would have to pay an interest charge for the delay in distributing the undistributed earnings and profits; in addition, we would be required to distribute to our shareholders, in addition to our other REIT distribution requirements, the amount of the undistributed earnings and profits less the interest charge paid.

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

Taxation of Taxable U.S. Shareholders

For noncorporate U.S. shareholders, to the extent that their total adjusted income does not exceed applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 15%.  For those noncorporate U.S. shareholders whose total adjusted income exceeds the applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 20%.  However, because we are not generally subject to federal income tax on the portion of our “real estate investment trust taxable income” distributed to our shareholders, dividends on our shares generally are not eligible for such preferential tax rates, except that any distribution of C corporation earnings and profits and taxed built-in gain items will potentially be eligible for these preferential tax rates.  As a result, our ordinary dividends are generally taxed at the higher federal income tax rates applicable to ordinary income.  To summarize, the preferential federal income tax rates for long-term capital gains and for qualified dividends generally apply to:

(1)long-term capital gains, if any, recognized on the disposition of our shares;

(2)our distributions designated as long-term capital gain dividends (except to the extent attributable to real estate depreciation recapture, in which case the distributions are subject to a maximum 25% federal income tax rate);

(3)our dividends attributable to dividend income, if any, received by us from C corporations such as TRSs;

(4)our dividends attributable to earnings and profits that we inherit from C corporations; and

(5)our dividends to the extent attributable to income upon which we have paid federal corporate income tax (such as sale gains subject to the 35% built-in gains tax), net of the corporate taxes thereon.

As long as we qualify for taxation as a REIT, a distribution to our U.S. shareholders (including any constructive distributions on our common shares, on our series D cumulative redeemable preferred shares, or on our convertible senior notes) that we do not designate as a capital gain dividend generally will be treated as an ordinary income dividend to the extent of our available current or accumulated earnings and profits.  Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends generally will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year.  However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the IRC.

In addition, we may elect to retain net capital gain income and treat it as constructively distributed.  In that case:

(1)we will be taxed at regular corporate capital gains tax rates on retained amounts;

(2)each U.S. shareholder will be taxed on its designated proportionate share of our retained net capital gains as though that amount were distributed and designated a capital gain dividend;

(3)each U.S. shareholder will receive a credit or refund for its designated proportionate share of the tax that we pay;

(4)each U.S. shareholder will increase its adjusted basis in our shares by the excess of the amount of its proportionate share of these retained net capital gains over the U.S. shareholder’s proportionate share of the tax that we pay; and

(5)both we and our corporate shareholders will make commensurate adjustments in our respective earnings and profits for federal income tax purposes.

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

If a dividend is declared in October, November or December to shareholders of record during one of those months, and is paid during the following January, then for federal income tax purposes the dividend will be treated as having been both paid and received on December 31 of the prior taxable year.  Also, items that are treated differently for regular and alternative minimum tax purposes are to be allocated between a REIT and its shareholders under Treasury regulations which are to be prescribed.  It is possible that these Treasury regulations will permit or require tax preference items to be allocated to our shareholders with respect to any accelerated depreciation or other tax preference items that we claim.  Also, until such time as regulations are issued, we may choose to allocate applicable tax preference items to our shareholders.

A U.S. shareholder will generally recognize gain or loss equal to the difference between the amount realized and the shareholder’s adjusted basis in our shares that are sold or exchanged.  This gain or loss will be capital gain or loss, and will be long-term capital gain or loss if the shareholder’s holding period in our shares exceeds one year.  In addition, any loss upon a sale or exchange of our shares held for six months or less will generally be treated as a long-term capital loss to the extent of any long-term capital gain dividends we paid on such shares during the holding period.

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

If a U.S. shareholder recognizes a loss upon a disposition of our shares in an amount that exceeds a prescribed threshold, it is possible that the provisions of Treasury regulations involving “reportable transactions” could apply, with a resulting requirement to separately disclose the loss-generating transaction to the IRS.  These Treasury regulations are written quite broadly, and apply to many routine and simple transactions.  A reportable transaction currently includes, among other things, a sale or exchange of our shares resulting in a tax loss in excess of (a) $10 million in any single year or $20 million in a prescribed combination of succeeding tax years in the case of our shares held by a C corporation or by a partnership with only C corporation partners or (b) $2 million in any single year or $4 million in a prescribed combination of succeeding tax years in the case of our shares held by any other partnership or an S corporation, trust or individual, including losses that flow through pass through entities to individuals.  A taxpayer discloses a reportable transaction by filing IRS Form 8886 with its federal income tax return and, in the first year of filing, a copy of Form 8886 must be sent to the IRS’s Office of Tax Shelter Analysis.  The annual maximum penalty for failing to disclose a reportable transaction is generally $10,000 in the case of a natural person and $50,000 in any other case.

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

(1)the pension-held REIT’s gross income derived from the conduct of unrelated trades or businesses, determined as if the pension-held REIT were a tax-exempt pension trust, less direct expenses related to that income, to

(2)the pension-held REIT’s gross income from all sources, less direct expenses related to that income,

except that this percentage shall be deemed to be zero unless it would otherwise equal or exceed 5%.

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

A REIT is predominantly held by tax-exempt pension trusts if at least one tax-exempt pension trust owns more than 25% by value of the interests in such REIT, or if one or more tax-exempt pension trusts, each owning more than 10% by value of the interests in such REIT, own in the aggregate more than 50% by value of the interests in such REIT.  Because of the share ownership concentration restrictions contained in our declaration of trust and bylaws, we believe that we have not been and will not become a pension-held REIT and accordingly, the tax treatment described above should be inapplicable to our tax-exempt shareholders.  However, because our shares have been and are expected to remain publicly traded, we cannot completely control whether or not we are or will become a pension-held REIT.

Social clubs, voluntary employee benefit associations and supplemental unemployment benefit trusts exempt from federal income taxation under Sections 501(c)(7), (c)(9) and (c)(17) of the IRC, respectively, are subject to different UBTI rules, which generally will require them to characterize distributions from a REIT as UBTI.  In addition, these prospective investors should consult their own tax advisors concerning any “set aside” or reserve requirements applicable to them.

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

A distribution by us to a non-U.S. shareholder that is not attributable to gain from the sale or exchange of a “United States real property interest” within the meaning of Section 897 of the IRC, or a USRPI, and that is not designated as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of current or accumulated earnings and profits.  A distribution of this type will generally be subject to United States federal income tax and withholding at the rate of 30%, or at a lower rate if the non-U.S. shareholder has in the manner prescribed by the IRS demonstrated to the applicable withholding agent its entitlement to benefits under a tax treaty. In the case of any deemed or constructive distributions or a distribution in kind, the applicable withholding agent will have to collect the amount required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the non-U.S. shareholder would otherwise receive or own, and the non-U.S. shareholder may bear brokerage or other costs for this withholding procedure.  Because we cannot determine our current and accumulated earnings and profits until the end of the taxable year, withholding at the rate of 30% or applicable lower treaty rate will generally be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate as a capital gain dividend.  Notwithstanding this potential withholding on distributions in excess of our current and accumulated earnings and profits, these distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder’s adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares.  To the extent that distributions in excess of current and accumulated earnings and profits exceed the non-U.S. shareholder’s adjusted basis in our shares, the distributions will give rise to tax liability if the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of these shares, as discussed below.  A non-U.S. shareholder may seek a refund from the IRS of amounts withheld on distributions to it in excess of our current and accumulated earnings and profits.

From time to time, some of our distributions may be attributable to the sale or exchange of USRPIs.  However, capital gain dividends that are received by a non-U.S. shareholder, as well as dividends attributable to our sales of USRPIs, will be subject to the taxation and withholding regime applicable to ordinary income dividends and the branch profits tax will not apply, provided that (a) these dividends are received with respect to a class of shares that is “regularly traded” on a domestic “established securities market” such as the New York Stock Exchange, or the NYSE, both terms as defined by applicable Treasury regulations, and (b) the non-U.S. shareholder does not own more than 10% (5% for dividends before December 18, 2015) of that class of shares at any time during the one-year period ending on the date of distribution of the applicable capital gain and USRPI dividends.  If both of these provisions are satisfied, qualifying non-U.S. shareholders will not be subject to withholding either on capital gain dividends or on dividends that are attributable to our sales of USRPIs as though those amounts were effectively connected with a United States trade or business, and qualifying non-U.S. shareholders will not be required to file United States federal income tax returns or pay branch profits tax in respect of these dividends.  Instead, these dividends will be subject to United States federal income tax and withholding as ordinary dividends, currently at a 30% tax rate unless, as discussed below, reduced by an applicable treaty.  Although there can be no assurance in this regard, we believe that our common shares and each class of our preferred shares have been and will remain “regularly traded” on a domestic “established securities market” within the meaning of applicable Treasury regulations; however, we can provide no assurance that our shares will continue to be “regularly traded” on a domestic “established securities market” in future taxable years.

Except as discussed above, for any year in which we qualify for taxation as a REIT, distributions that are attributable to gain from the sale or exchange of a USRPI are taxed to a non-U.S. shareholder as if these distributions were gains effectively connected with a trade or business in the United States conducted by the non-U.S. shareholder.  Accordingly, a non-U.S. shareholder that does not qualify for the special rule above (a) will be taxed on these amounts at the normal capital gain and other tax rates applicable to a U.S. shareholder, subject to any applicable alternative minimum tax and to a special alternative minimum tax in the case of nonresident alien individuals, (b) will be required to file a United States federal income tax return reporting these amounts, even if applicable withholding is imposed as described below, and (c) if such non-U.S. shareholder is also a corporation, it may owe the 30% branch profits tax under Section 884 of the IRC, or lower applicable tax treaty rate, in respect of these amounts.  The applicable withholding agent will be required to withhold from distributions to such non-U.S. shareholders, and remit to the IRS, 35% of the maximum amount of any distribution that could be designated as a capital gain dividend.  In addition, for purposes of this withholding rule, if we designate prior distributions as capital gain dividends, then subsequent distributions up to the amount of the designated prior distributions will be treated as capital gain dividends.  The amount of any tax withheld is creditable against the non-U.S. shareholder’s United States federal income tax liability, and the non-U.S. shareholder may file for a refund from the IRS of any amount of withheld tax in excess of that tax liability.

A special “wash sale” rule may apply to a non-U.S. shareholder who owns any class of our shares if (a) the non-U.S. shareholder owns more than 5% of that class of shares at any time during the one-year period ending on the date of the distribution described below, or (b) that class of our shares is not, within the meaning of applicable Treasury regulations, “regularly traded” on a domestic “established securities market” such as the NYSE.  Although there can be no assurance in this regard, we believe that our common shares and each class of our preferred shares have been and will remain “regularly traded” on a domestic “established securities market” within the meaning of applicable Treasury regulations, all as discussed above; however, we can provide no assurance that our shares will continue to be “regularly traded” on a domestic “established securities market” in future taxable years.  We anticipate this wash sale rule will apply, if at all, only (a) to a non-U.S. shareholder that owns more than 10% (5% for dispositions before December 18, 2015) of either our common shares or any class of our preferred shares or (b) if the particular class of our shares were to be no longer “regularly traded.”    Such a non-U.S. shareholder will be treated as having made a “wash sale” of our shares if it (a) disposes of an interest in our shares during the thirty days preceding the ex-dividend date of a distribution by us that, but for such disposition, would have been treated by the non-U.S. shareholder in whole or in part as gain from the sale or exchange of a USRPI, and then (b) acquires or enters into a contract to acquire a substantially identical interest in our shares, either actually or constructively through a related party, during the sixty-one day period beginning thirty days prior to the ex-dividend date.  In the event of such a wash sale, the non-U.S. shareholder will have gain from the sale or exchange of a USRPI in an amount equal to the portion of the distribution that, but for the wash sale, would have been a gain from the sale or exchange of a USRPI.  As discussed above, a non-U.S. shareholder’s gain from the sale or exchange of a USRPI can trigger increased United States taxes, such as the branch profits tax applicable to non-U.S. corporations, and increased United States tax filing requirements.

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

Tax treaties may reduce the withholding obligations on our distributions.  Under some treaties, however, rates below 30% that are applicable to ordinary income dividends from United States corporations may not apply to ordinary income dividends from a REIT or may apply only if the REIT meets specified additional conditions.  A non-U.S. shareholder must generally use an applicable IRS Form W-8, or substantially similar form, to claim tax treaty benefits.  If the amount of tax withheld with respect to a distribution to a non-U.S. shareholder exceeds the shareholder’s United States federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS.  The 35% withholding tax rate discussed above on some capital gain dividends corresponds to the maximum income tax rate applicable to corporate non-U.S. shareholders but is higher than the current preferential maximum rates on capital gains generally applicable to noncorporate non-U.S. shareholders.  Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity, and whether the entity or its owners are entitled to benefits under the tax treaty.  In the case of any deemed or constructive distribution or a distribution in kind,  the applicable withholding agent may collect the amount required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the non-U.S. shareholder would otherwise receive or own if the cash portion of any such distribution is not sufficient to cover the withholding liability, and the non-U.S. shareholder may bear brokerage or other costs for this withholding procedure.

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

If our shares are not USRPIs, then a non-U.S. shareholder’s gain on the sale of these shares (including for this purpose a conversion of our Series D cumulative redeemable preferred shares or our convertible senior notes into common shares) generally will not be subject to United States federal income taxation, except that a nonresident alien individual who was in the United States for 183 days or more during the taxable year may be subject to a 30% tax on this gain.  Our shares will not constitute a USRPI if we are a “domestically controlled REIT.”  A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% of the fair market value of the outstanding shares was directly or indirectly held by foreign persons.  From and after December 18, 2015, a person who at all relevant times holds less than 5% of a REIT’s shares that are regularly traded on an established securities market in the United States is deemed to be a U.S. person in making the determination of whether a REIT is domestically controlled, unless the REIT has actual knowledge that the person is not a U.S. person.  Other presumptions apply in making the determination with respect to other classes of REIT shareholders.  As a result of applicable presumptions, we expect to be able to demonstrate from and after December 18, 2015 that we are less than 50% foreign owned.  For periods prior to December 18, 2015, we believe that we were less than 50% foreign owned, but that may not be possible to demonstrate.  Accordingly, we can provide no assurance that we have been or will remain a domestically controlled REIT, particularly if that determination includes the period before December 18, 2015, when the presumptions described above did not apply.  Even if we are not a domestically controlled REIT, a non-U.S. shareholder’s gain on the sale of our shares will not be subject to United States federal income taxation as a sale of a USRPI, if that class of shares is “regularly traded,” as defined by applicable Treasury regulations, on an established securities market such as the NYSE, and the non-U.S. shareholder has at all times during the preceding five years owned 10% (5% for dispositions before December 18, 2015) or less by value of that class of shares.  In this regard, because the shares held by others may be redeemed, a non-U.S. shareholder’s percentage interest in a class of our shares may increase even if it acquires no additional shares in that class.  If a  gain on the sale of our shares is subject to United States federal income taxation under these rules, the non-U.S. shareholder will generally be subject to the same treatment as a U.S. shareholder with respect to its gain (subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals) and will be required to file a United States federal income tax return reporting that gain.  A purchaser of our shares from a non-U.S. shareholder will not be required to withhold on the purchase price if the purchased shares are regularly traded on an established securities market or if we are a domestically controlled REIT.  Otherwise, a purchaser of our shares from a non-U.S. shareholder may be required to withhold 15% (10% for dispositions on or before February 16, 2016) of the purchase price paid to the non-U.S. shareholder and to remit the withheld amount to the IRS.

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

Distributions on our shares to a non-U.S. shareholder during each calendar year and the amount of tax withheld, if any, will generally be reported to the non-U.S. shareholder and to the IRS.  This information reporting requirement applies regardless of whether the non-U.S. shareholder is subject to withholding on distributions on our shares or whether the withholding was reduced or eliminated by an applicable tax treaty.  Also, distributions paid to a non-U.S. shareholder on our shares will generally be subject to backup withholding, unless the non-U.S. shareholder properly certifies to the applicable withholding agent its non-U.S. shareholder status on an applicable IRS Form W-8 or substantially similar form.  Information reporting and backup withholding will not apply to proceeds a non-U.S. shareholder receives upon the sale, exchange, redemption, retirement or other disposition of our shares, if the non-U.S. shareholder properly certifies its non-U.S. shareholder status on an applicable IRS Form W-8 or substantially similar form.  Even without having executed an applicable IRS Form W-8 or substantially similar form, however, in some cases information reporting and backup withholding will not apply to proceeds that a non-U.S. shareholder receives upon the sale, exchange, redemption, retirement or other disposition of our shares if the non-U.S. shareholder receives those proceeds through a broker’s foreign office.

Non-United States financial institutions and other non-United States entities are subject to diligence and reporting requirements for purposes of identifying accounts and investments held directly or indirectly by United States persons.  The failure to comply with these additional information reporting, certification and other requirements could result in a 30% withholding tax on applicable payments to non-United States persons.  In particular, a payee that is a foreign financial institution that is subject to the diligence and reporting requirements described above must enter into an agreement with the United States Department of the Treasury requiring, among other things, that it undertake to identify accounts held by “specified United States persons” or “United States owned foreign entities” (each as defined in the IRC), annually report information about such accounts, and withhold 30% on applicable payments to noncompliant foreign financial institutions and account holders.  Foreign financial institutions located in jurisdictions that have an intergovernmental agreement with the United States with respect to these requirements may be subject to different rules.  The foregoing withholding regime generally applies to payments of dividends on our shares, and is expected to generally apply to other “withholdable payments” (including payments of gross proceeds from a sale or other disposition of our shares) made after December 31, 2018.  In general, to avoid withholding, any non-United States intermediary through which a shareholder owns our shares must establish its compliance with the foregoing regime, and a non-U.S. shareholder must provide certain documentation (usually an applicable IRS Form W-8) containing information about its identity, its status, and if required, its direct and indirect U.S. owners.  Non-U.S. shareholders and shareholders who hold our shares through a non-United States intermediary are encouraged to consult with their own tax advisor regarding foreign account tax compliance.

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

Assuming that each class of our shares will be “widely held” and that no other facts and circumstances exist that restrict transferability of these shares, our counsel, Sullivan & Worcester LLP, is of the opinion that our shares will not fail to be “freely transferable” for purposes of the regulation due to the restrictions on transfer of our shares under our declaration of trust and bylaws and that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be “plan assets” of any ERISA plan or non-ERISA plan that acquires our shares in a public offering.  This opinion is conditioned upon certain assumptions and representations, as discussed above in “United States Federal Income Tax Considerations—Taxation as a REIT.”

Item 1A.  Risk Factors

Our business is subject to a number of risks and uncertainties. The risks described below may not be the only risks we face but are risks we believe material at this time. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described below occurs, our business, financial condition or results of operations and the trading price of our securities could decline. Investors and prospective investors should consider the following risks and the information contained under the heading “Warning Concerning Forward Looking Statements” before deciding whether to invest in our securities.

Risks Related to Our Business

The U.S. economy’s recovery to date from its most recent recession has been slow and unsteady.

The U.S. economy’s recovery to date from its most recent recession has been slow and unsteady, which has created volatile market conditions. While the markets had been showing signs of stabilization and growth, new challenges have arisen, including uncertain U.S. Federal Reserve policies regarding the timing and amount of future increases in interest rates, the risks that declining overseas markets will hinder the growth of the U.S. economy. It is presently unclear whether the U.S. economy will be able to withstand these market challenges and global uncertainty and achieve meaningful and sustained growth.

Our properties are operated in two segments of the economy which were severely impacted by the most recent recession. Most hotels rent rooms on a daily basis and hotels are among the first businesses to be impacted by general economic weakness. Although the U.S. hotel industry has experienced annual gains in occupancy, revenues and profitability when compared to the preceding year since 2011, profitability at certain of our hotels have not fully recovered to their pre-recession levels.

Our travel centers primarily provide goods and services to the trucking industry. The slowdown in the construction industry and reduced consumer spending resulting from the most recent recession continue to adversely impact the trucking industry which provides customers to our travel centers. Increases in global trade have historically mitigated the adverse impact of economic slowdowns upon the travel center business, but world trade was seriously and negatively impacted during the most recent recession and this slowing continues to adversely affect business at our travel centers. Further, recent improvements in U.S. export activity have been driven in large part by increased sales of natural resources, such as coal, and by other products that typically are not transported by trucks; and, accordingly, such increased export activity has not resulted in proportional increases in trucking activity within the United States.

Economic weakness in the U.S. economy generally or a new recession would likely adversely affect our financial condition and that of our managers and tenants, and could impact the ability or willingness of our managers and tenants to pay our returns and rents.

Certain of our rents and returns are guaranteed by the parent companies of our managers and tenants, but these guarantees may not ensure that payments due to us will be made.

Certain of our rents and returns are guaranteed by the parent companies of our managers and tenants. However, several of these guarantees are limited by dollar amounts and in duration; for example, our guaranty from Marriott for 68 hotels under our Marriott No. 234 agreement is limited to $40.0 million (of which $30.7 million remained available at December 31, 2015) and expires on December 31, 2019, our guaranty from Wyndham is limited to $35.7 million (of which $4.0 million remained available at December 31, 2015) and expires on July 28, 2020, our guaranty from Hyatt is limited to $50.0 million (of which $14.7 million remained available at December 31, 2015) and our guaranty from Carlson is limited to $40.0 million (of which $25.0 million remained available at December 31, 2015). If our Marriott, Wyndham, Hyatt and Carlson properties produce less operating income than the guaranteed amounts of our minimum rents or returns for extended future periods, these guarantees may be exhausted. Also, because the large majority of TA’s business consists of operating properties leased from us, in the event TA does not earn sufficient income from our travel centers it may not have sufficient resources independent of these leaseholds to pay its guaranty obligations to us. Despite the existence of parent companies’ guarantees of our tenants’ and managers’ obligations to us, we cannot assure that these obligations will be paid.

Certain of our rents and returns are guaranteed with security deposits that if used to cover shortfalls in our minimum rents and returns will not provide cash flow to us.

We originally held a $64.7 million deposit from Marriott under our Marriott No. 234 agreement, which requires annual minimum returns to us of $106.2 million. As of December 31, 2015, we have a security deposit balance of $6.3 million to cover future shortfalls.  The Marriott guaranty is limited to 90% of minimum returns due to us.  The balance of this guaranty was $30.7 million as of December 31, 2015.

We originally held a $73.9 million deposit under our InterContinental agreement, which requires annual minimum returns and rents to us of $151.2 million. As of December 31, 2015, we have a security deposit balance of $47.2 million to cover future shortfalls.

When and if the InterContinental security deposit and the Marriott guaranty and security deposit are exhausted, we may not receive the amounts contractually set as guaranteed amounts or minimum returns due to us from InterContinental and Marriott, respectively.

We have no guarantee or security deposit under our Marriott No. 1, Sonesta or Morgans agreements. Accordingly, the rents and returns we receive from hotels managed by Marriott under our Marriott No. 1 agreement or managed by Sonesta and our lease with Morgans are fully dependent upon the financial results of those hotel operations. We had $26.1 million of shortfalls not funded by managers for 2015, which represents the unguaranteed portions of our minimum returns under our Sonesta agreement.

When we reduce the amounts of the security deposits we hold for these agreements or any other operating agreements for future payment deficiencies, we record income equal to the amounts so applied, but it will not result in additional cash flow to us of these amounts.

Financial and competitive challenges at TA could continue or worsen, and TA may be unable to pay rent due to us.

We lease all of our travel center properties, which constitute approximately 37% of our historical investments as of December 31, 2015, to TA. TA has accumulated large losses since it became a separate public company in 2007. TA generates a significant amount of its revenues from fuel sales, but generates low margins on these sales. TA’s revenues depend largely on the retail sale of refined petroleum products to drivers who patronize TA’s highway travel center facilities. The petroleum products pricing has been, and continues to be, volatile and highly competitive. During the past few years, fuel supplies have been occasionally disrupted and made more expensive by natural disasters, wars and acts of terrorism and instability in the United States and world economy in general. We cannot accurately predict how these factors may affect petroleum product prices or supplies in the future, or how, in particular, they may affect TA. A large, rapid increase in wholesale petroleum prices could adversely affect TA’s profitability and cash flow if TA was unable to pass along price increases to its customers. During periods of fuel price increases and price and supply volatility, TA’s working capital requirements typically increase. To mitigate the risks arising from fuel price volatility, TA generally maintains limited fuel inventories. Accordingly, an interruption in TA’s fuel supplies would materially and adversely affect its business. Interruptions in fuel supplies may be caused by local conditions, such as a malfunction in a particular pipeline or terminal, by weather related events, such as hurricanes in the areas where petroleum is extracted or refined, or by national or international conditions, such as government rationing, acts of terrorism, war and the like. Further, increases in fuel prices may place TA in a cost disadvantage to those competitors that may have larger and longer maintained fuel inventory that may have been purchased during periods of lower fuel prices. Additionally, increases in fuel costs could cause TA’s customers to conserve fuel, resulting in less demand for products sold by TA. Further, increased fuel efficient engines and other technologies have increased the fuel efficiency of newer trucks per mile driven.

The recent recession has had an adverse impact upon the U.S. trucking industry from which TA draws customers because fewer goods tend to be shipped during slower economic periods. Price increases and volatility in fuel prices and continued weakness in the U.S. trucking industry may result in future losses at TA, including losses in excess of those previously experienced.

TA operates in a highly competitive business, concentrated by a few large participants, including TA’s largest competitors, Pilot Flying J Inc. and Love’s Travel Stops & Country Stores. Competitive pressure could negatively impact TA’s sales volumes and profitability and could increase its level of selling, general and administrative expense, which could adversely impact TA’s ability to pay rent to us.

For these and other reasons, TA may be unable to pay rent to us, including the $150.0 million of deferred rent due to us in part in each of 2024, 2026, 2028, 2029 and 2030.

Increasing truck fuel efficiency may adversely impact TA’s ability to pay our rents and the value of the travel centers we own.

Government regulations and the fluctuating cost of motor fuels are causing truck manufacturers and truckers to focus on fuel efficiency. The largest part of TA’s business consists of selling motor fuel from travel centers leased from us. If truckers purchase less motor fuel because their trucks are operated more efficiently, TA’s financial results will decline unless TA is able to sell substitute products, gain market share or increase its gross margins on lower volumes of fuel sales. It is unclear if TA will be able to operate our travel centers profitably if the amount of motor fuels used by the U.S. trucking industry declines because of fuel use efficiencies. If and as truck fuel use efficiency continues to increase and if TA is unable to increase its sales of other products and services, to gain market share or to increase its profit margins on lower fuel volumes, TA may become unable to pay our rents. Also, if our travel centers are not operated profitably their value may decline.

Labor disputes or other events may arise that restrict, reduce or otherwise negatively impact the movement of goods in the United States, which may adversely impact parts of the trucking industry that are TA’s customers and may adversely impact the financial results at travel centers we own.

A meaningful aspect of the U.S. trucking industry involves the movement of goods across the U.S.  Events that restrict, reduce or otherwise negatively impact the movement of those goods may adversely impact the trucking industry.  In 2015, there were extended labor disputes at U.S. west coast ports which slowed the loading and unloading of goods at those ports.  A large percentage of the goods which are loaded and unloaded at those ports are transported to and from those ports by trucking companies, including some who are TA’s customers.  If future labor disputes disrupt the transportation of goods across the United States and remain unresolved for a prolonged period, such a disruption may materially and adversely affect TA’s business and its ability to operate profitably travel centers we own and pay our rents.

We may be unable to access the capital necessary to repay our debts, invest in our properties or fund acquisitions.

To retain our qualification for taxation as a REIT, we are required to distribute at least 90% of our annual REIT taxable income (excluding capital gains) and satisfy a number of organizational and operational requirements to which REITs are subject. Accordingly, we generally will not be able to retain sufficient cash from operations to repay debts, invest in our properties or fund acquisitions. Our business and growth strategies depend, in part, upon our ability to raise additional capital at reasonable costs to repay our debts, invest in our properties and fund acquisitions. Because of the volatility in the availability of capital to businesses on a global basis and the increased volatility in most debt and equity markets generally, our ability to raise reasonably priced capital is not guaranteed; we may be unable to raise reasonably priced capital because of reasons related to our business, market perceptions of our prospects, the terms of our indebtedness or for reasons beyond our control, such as market conditions. If we are unable to raise reasonably priced capital, our business and growth strategies may fail and we may be unable to remain qualified for taxation as a REIT.

Our revolving credit facility and term loan agreement and our senior unsecured notes indentures and their supplements contain terms limiting our ability to incur additional debt.  These terms, or our failure or inability to meet them, could adversely affect our business and may prevent us from making distributions to our shareholders.

Our revolving credit facility agreement includes various conditions to our borrowing and our revolving credit facility and term loan agreement includes various financial and other covenants, including covenants requiring us to maintain certain minimum debt service coverage and leverage ratios, and events of default.  Our senior unsecured notes indentures and their supplements also impose customary restrictions on us, including requiring us to comply with certain debt to asset ratios and debt service coverage ratios if we want to incur additional debt and requiring us to maintain at least a specified ratio of total unencumbered assets to debt.  We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including matters which are beyond our control. Further, maintaining compliance with these covenants may limit our ability to pursue actions that may otherwise be beneficial to us and our shareholders.

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

In the future, we may obtain additional debt financing, and the covenants and conditions which apply to any such additional indebtedness may be more restrictive than the covenants and conditions contained in our revolving credit facility and term loan agreement and our senior unsecured notes indentures and their supplements. Defaults under our future debt could likely have the same consequences as described above.

We have a substantial amount of indebtedness and other obligations, which could adversely affect our financial condition, and we may incur additional debt.

As of December 31, 2015, we had $3.3 billion in debt outstanding, which was 53.9% of our total book capitalization. These obligations are substantial, could have important consequences to holders of our common shares and could limit our ability to obtain financing for working capital, capital expenditures, acquisitions, refinancing, lease obligations or other purposes.  They may also increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business operations or to our industry overall, and place us at a disadvantage in relation to competitors that have lower debt levels.  In addition, amounts outstanding under our revolving credit facility and term loan, which in aggregate represent 26.3% of our total outstanding debt at December 31, 2015, require interest to be paid at variable interest rates. When interest rates increase, so will our interest costs, which could adversely affect our cash flow, our ability to pay principal and interest on our debt and our cost of refinancing our debt when it becomes due.  For further information regarding our exposure to risks associated with market changes in interest rates, please see elsewhere in this Annual Report on Form 10-K, including Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.” Additionally, if we choose to hedge our interest rate risk, we cannot assure that the hedge will be effective or that our hedging counterparty will meet its obligations to us.  Any or all of the above events and factors could have an adverse effect on our results of operations and financial condition.

If we default under a loan (including any default in covenants contained in our existing unsecured revolving credit facility, unsecured term loan or our senior unsecured notes indentures and their supplements), we may be in default under any other loan that has cross-default provisions, further borrowings under our existing revolving credit facility may be prohibited, outstanding indebtedness under our existing revolving credit facility, term loan, senior unsecured notes and convertible senior notes indentures and their supplements or such other loans may be accelerated, and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.

We may be unable to provide the funding required for capital improvements and renovation costs at certain properties and our capital projects may be disruptive to our operations and result in reduced revenues at the affected properties.

Some of our management agreements and lease arrangements require us to invest money for capital improvements to our properties; for example, we currently expect to fund an aggregate of approximately $231 million under our agreements with Marriott, InterContinental, Sonesta, Wyndham and TA for capital improvements and renovation costs during 2016. We may not have the necessary funds to invest, and such expenditures, if made, may not be sufficient to maintain or improve the successful financial performance of our properties. Our management agreements and lease arrangements require us to maintain the properties in a certain required condition. If we fail to maintain the properties in the required condition, then the affected manager or tenant may terminate its management or lease agreement and hold us liable for damages.

In addition, renovation projects to our properties may require taking rooms out of service or closing down properties during renovations which could reduce revenues at the affected properties. During 2015, we had 19 hotels under renovation for all or part of the year. These hotels experienced a 0.2% increase in revenue per available room, or RevPAR, compared to the prior year, compared to a 9.7% increase in RevPAR compared to the prior year for our hotels that were not under renovation during 2015.

Inherent risks in the hotel industry could affect our business.

Approximately 63% of our historical investments as of December 31, 2015, are in hotel properties. A number of factors affect the hotel industry generally and therefore impact our operating results, such as:

•	increased competition from new supply or existing hotel properties or alternative forms of lodging in markets where our hotels are located, which may adversely affect our occupancy rates and revenues;
•	the relative attractiveness of our hotel properties and the level of services provided to guests, which may require us to invest in our hotels;
•	dependence on business and leisure travel and tourism, which generally causes hotel revenues to reflect general economic conditions;
•	the seasonality of the hotel industry, which may cause our results of operations to vary on a quarterly basis;
•	the appeal to travelers of the local markets in which our hotels are located;
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

We are limited in our ability to operate or manage our properties and are thus dependent on the managers and tenants of our properties.

Because federal income tax laws restrict REITs and their subsidiaries from operating or managing hotels or travel centers, we do not operate our hotels or travel centers. Instead, we lease our travel centers to TA and its subsidiaries and lease our hotels to operating companies or to our subsidiaries that qualify as TRSs under the IRC.  We have retained third party managers to operate and manage our hotels that are leased to our subsidiaries.  Our income from our properties may be adversely affected if our managers or tenants fail to provide quality services and amenities to customers or if they fail to maintain quality services. While we monitor our managers’ and tenants’ performances and apply asset management strategies and discipline, we have limited recourse under our management agreements and leases if we believe that the managers or tenants are not performing adequately. Failure by our managers or tenants to fully perform the duties agreed to in our management agreements and leases could adversely affect our results of operations. In addition, our managers and tenants operate, and in some cases own or have invested in, properties that compete with our properties, which may result in conflicts of interest. Also, fees paid to our hotel managers are often set as a percentage of gross revenues rather than profits. As a result, our managers and tenants have in the past made and may in the future make decisions regarding competing properties or our properties’ operations that seek to increase their fees but which may not be in our best interests.

We have a high concentration of properties with a limited number of operators.

TA leases all of our travel center properties, which constitute approximately 37% of our total historical investments as of December 31, 2015. Two of our hotel managers, Marriott and InterContinental, operate approximately 21% and 18%, respectively, of our total historical investments as of December 31, 2015. If any of these operators were to fail to provide quality services and amenities or to maintain quality brands, our income from these properties may be adversely affected. Further, if we were required to replace any of our operators, this could result in significant disruptions at the affected properties and declines in our income and cash flows.

Increasing interest rates may adversely affect us.

Since the most recent recession, the U.S. Federal Reserve has taken actions which have resulted in low interest rates prevailing in the marketplace for a historically long period of time. In December 2015, the U.S. Federal Reserve raised its benchmark interest rate by a quarter of a percentage point. Market interest rates may continue to increase and the increase may materially and negatively affect us. One of the factors that investors typically consider important in deciding whether to buy or sell our common shares is the distribution rate with respect to such shares relative to prevailing market interest rates. If market interest rates go up, investors may expect a higher distribution rate before investing in our common shares or may sell our common shares and seek alternate investments with a higher distribution rate. Sales of our common shares may cause a decline in the market prices of such shares, which would reduce our market capitalization and total shareholder return.

The potential negative impact on the value of our shares may increase our cost of capital, including decreasing the amount of equity and debt we may be able to raise, increasing the extent of dilution from any equity offering we may make or increasing the costs to us for any such equity or debt offering.

Amounts outstanding under our revolving credit facility and term loan require interest to be paid at variable interest rates. When interest rates increase, so will our interest costs, which could adversely affect our cash flow, our ability to pay principal and interest on our debt, our cost of refinancing our debt when it becomes due and our ability to make or sustain distributions to our shareholders. Additionally, if we choose to hedge our interest rate risk, we cannot assure that the hedge will be effective or that our hedging counterparty will meet its obligations to us.

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

We may be unable to grow our business by acquisitions and our acquisitions may not be successful.

An element of our business plan involves the acquisition of additional properties. Our ability to complete attractive acquisitions may be subject to risks associated with:

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

•	the market in which an acquired property is located may experience unexpected changes that adversely affect the property’s value;
•	the occupancy of properties that we acquire may decline during our ownership, and rents or returns that are in effect or expected at the time a property is acquired may decline thereafter;
•	property operating costs for our acquired properties may be higher than anticipated and our acquired properties may not yield expected returns;
•	if we finance acquisitions using new debt or equity issuances, such financing may result in shareholder dilution; and
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

We face significant competition for our acquisitions.

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
•

notwithstanding pre acquisition due diligence, we do not believe that it is possible to fully understand a property before it is owned and operated for an extended period of time, and we could acquire a property that contains undisclosed defects in design or construction;

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

RMR LLC and our managers and tenants rely on information technology for their operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our and their business.

RMR LLC and our managers and tenants rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include personally identifiable information and operating data. Several of these systems are owned by our tenants and managers. RMR LLC and our managers and tenants rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing this confidential information, such as personally identifiable information relating to financial accounts. Although RMR LLC and our managers and tenants have taken steps to protect the security of the data maintained in their information systems, it is possible that our security measures will not be able to prevent the systems’ improper functioning, or the improper disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of RMR LLC’s, or our managers’ or tenants’ information systems could interrupt our or their operations, damage our or their reputation, subject us or them to liability claims or regulatory penalties and could materially and adversely affect us or them.

Changes in lease accounting standards may materially and adversely affect us.

The Financial Accounting Standards Board, or FASB, is in the process of adopting new accounting rules to be effective as early as fiscal years ending after December 2018 that will require companies to capitalize all leases on their balance sheets by recognizing a lessee’s rights and obligations. When the final rules are effective, many companies that account for certain leases on an “off balance sheet” basis will be required to account for such leases “on balance sheet.” This change will remove many of the differences in the way companies account for owned property and leased property, and could have a material effect on various aspects of our tenants’ businesses, including their credit quality and the factors they consider in deciding whether to own or lease properties. When the rules are effective, or as the effective date approaches, it could cause companies that lease properties to prefer shorter lease terms, in an effort to reduce the leasing liability required to be recorded on their balance sheets. The new rules could also make lease renewal options less attractive, as, under certain circumstances, the rules will require a tenant to assume that a renewal right will be exercised and accrue a liability relating to the longer lease term.

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

Generally, we or our managers and tenants are responsible for the costs of insurance coverage for our properties, such as for casualty, including fire and extended coverage, and liability. Either we purchase the insurance ourselves and our managers or tenants are required to reimburse us, or our managers or tenants buy the insurance directly and are required to list us as an insured party. Under certain circumstances insurance proceeds may not be adequate to restore our economic position with respect to an affected property and we could be materially and adversely affected. Furthermore, we do not have any insurance designated to limit any losses that we may incur as a result of known or unknown environmental conditions which are not caused by an insured event, such as, for example, fire or flood.

We may incur significant costs complying with the Americans with Disabilities Act and similar laws.

Under the Americans with Disability Act, places of public accommodation and/or commercial facilities must meet federal requirements related to access and use by disabled persons. We may be required to make substantial capital expenditures at our properties to comply with this law. In addition, non-compliance could result in the imposition of fines or an award of damages to private litigants.

A number of additional federal, state and local laws and regulations exist regarding access by disabled persons. These regulations may require modifications to our properties or may affect future renovations. These expenditures may have an adverse impact on overall returns on our investments.

Our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or our internal control over financial reporting.

The design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weaknesses, in our internal control over financial reporting could result in misstatements of our results of operations or of our financial statements or could otherwise materially and adversely affect our business, reputation, results of operations, financial condition or liquidity.

Risks Related to Our Relationships with RMR LLC, RMR Inc., Sonesta and TA.

We may not realize the expected benefits of our acquisition of an interest in RMR Inc.

On June 5, 2015 we entered into a transaction, or the Up-C Transaction, with RMR Inc., RMR LLC, ABP Trust, and three other REITs to which RMR LLC provides management services in which, among other things, we acquired 5,019,121 shares of RMR Inc.’s class A common stock, ABP Trust acquired 1,490,000 of our common shares and we amended our management agreements with RMR LLC and extended them for continuing 20 year terms. We subsequently distributed 2,515,344 of the shares of RMR Inc.’s class A common stock that we received in the Up-C Transaction pro rata to our shareholders.  We believe the Up-C Transaction provided several benefits to us, including an attractive investment in the equity securities of RMR Inc., the further alignment of the interests of RMR LLC, Adam Portnoy and Barry Portnoy with our interests and greater transparency for us and our shareholders into the compensation practices and financial and operating results of RMR LLC.  However, our investment in RMR Inc. is subject to various risks, including the highly competitive nature of RMR LLC’s business and the limited public market for RMR Inc.’s securities, among others, which may result in us losing some or all of our investment in RMR Inc. or otherwise not realizing the benefits we expect from the Up-C Transaction.  For further information on the Up-C Transaction, see Note 9 to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

We are dependent upon RMR LLC to manage our business and implement our growth strategy.

We have no employees. Personnel and services that we require are provided to us by RMR LLC pursuant to our management agreements with RMR LLC. Our ability to achieve our business objectives depends on RMR LLC and its ability to manage our properties, identify and complete our acquisitions and dispositions and to execute our growth strategy. Accordingly, our business is dependent upon RMR LLC’s business contacts, its ability to successfully hire, train, supervise and manage its personnel and its ability to maintain its operating systems. If we lose the services provided by RMR LLC or its key personnel, our business and growth prospects may decline. We may be unable to duplicate the quality and depth of management available to us by becoming internally managed or by hiring another manager. Also, in the event RMR LLC is unwilling or unable to continue to provide management services to us, our cost of obtaining substitute services may be greater than the fees we pay RMR LLC under our management agreements, and as a result our expenses may increase.

Each of our executive officers is also an officer of RMR LLC.  Because our executive officers have duties to RMR LLC as well as to our company, we do not have their undivided attention. They face conflicts in allocating their time and resources between our company and RMR LLC.

Our management structure and agreements and relationships with RMR LLC and Sonesta may restrict our investment activities and may create conflicts of interest or the perception of such conflicts.

RMR LLC is authorized to follow broad operating and investment guidelines and, therefore, has discretion in determining the properties that will be appropriate investments for us, as well as our individual operating and investment decisions. Our Board of Trustees periodically reviews our operating and investment guidelines and our operating activities and investments but it does not review or approve each decision made by RMR LLC on our behalf. In addition, in conducting periodic reviews, our Board of Trustees relies primarily on information provided to it by RMR LLC. Our Managing Trustees control RMR Inc., which is the managing member of and controls RMR LLC.

RMR LLC also acts as the manager for three other NYSE-listed REITs: GOV, which owns properties that are majority leased to government tenants; SNH, which primarily owns healthcare, senior living properties and medical office buildings; and SIR, which primarily owns and invests in net leased, single tenant properties. RMR LLC also provides services to other publicly and privately owned companies, including: Five Star, which operates senior living communities; TA, our largest tenant; and Sonesta, which manages 31 of our hotels as of December 31, 2015. These multiple responsibilities to public companies and other businesses could create competition for the time and efforts of RMR LLC and Messrs. Barry and Adam Portnoy. Also, RMR LLC’s multiple responsibilities to us and to other companies to which it provides management services may give rise to conflicts of interest or the appearance of such conflicts of interest.

Our management agreements with RMR LLC and Sonesta and all other agreements we have entered and may enter into with Messrs. Barry and Adam Portnoy and their affiliates were and will be negotiated between related parties, and the terms, including the fees payable to RMR LLC, may not be as favorable to us as they would have been if they were negotiated between unrelated parties. Our property management fees are calculated based on rents we receive and construction supervision fees for construction at our properties overseen and managed by RMR LLC, and our base business management fee is calculated based upon the lower of the historical costs of our real estate investments and our market capitalization. These fee arrangements could incentivize RMR LLC to pursue acquisitions, capital transactions, tenancies and construction projects or to avoid disposing of our assets in order to increase or maintain its management fees. Our Independent Trustees oversee our acquisition and disposition program and capital transactions and regularly review our properties’ results, rents, leasing activities, budgets and construction activities as well as market trends. If we do not effectively manage our investment, disposition, and capital transactions and leasing, construction and other property management activities, we may pay increased management fees without proportional benefits to our shareholders.

In our management agreements with RMR LLC, we acknowledge that RMR LLC may engage in other activities or businesses and act as the manager to any other person or entity (including other REITs) even though such person or entity has investment policies and objectives similar to our policies and objectives and we are not entitled to preferential treatment in receiving information, recommendations and other services from RMR LLC. Accordingly, we may lose investment opportunities to, and may compete for tenants with, other businesses managed by RMR LLC.

Barry Portnoy is a Managing Director, officer and controlling shareholder (through ABP Trust) of RMR Inc. and an officer of RMR LLC and Adam Portnoy is a Managing Director, President, Chief Executive Officer and controlling shareholder (through ABP Trust) of RMR Inc. and an officer of RMR LLC.  Adam Portnoy and Barry Portnoy also own class A membership units of RMR LLC through their ownership of ABP Trust. All of the members of our Board of Trustees, including our Independent Trustees, are members of one or more boards of trustees or directors of other public companies to which RMR LLC provides management services. All of our executive officers are also officers of RMR Inc., RMR LLC and other companies to which RMR LLC provides management services. The foregoing individuals may hold equity in RMR Inc. and other public companies to which RMR LLC provides management services. Any such equity ownership or positions could create, or appear to create, conflicts of interest with respect to matters involving us, TA, Sonesta and the other companies to which RMR LLC provides management services and RMR Inc. and its related parties.

The Up-C Transaction and the agreements entered into as part of the Up-C Transaction are among related persons, which increases the risk of allegations of conflicts of interest, and such allegations may impair our ability to realize the benefits we expect from the Up-C Transaction.

Because of the various relationships among us, RMR Inc., RMR LLC and the other REITs to which RMR LLC provides management services, the Up-C Transaction and the agreements entered into as part of the Up-C Transaction, including the amendment and extension of our management agreements for continuing 20 year terms, are among related persons. The Up-C Transaction and the terms thereof were negotiated and reviewed by a Joint Special Committee comprised solely of our Independent Trustees and the independent trustees of the other REITs, or the Joint Special Committee, and were separately approved and adopted by our Independent Trustee who did not serve as an independent trustee of any of the other REITs, by a Special Committee of our Board of Trustees, comprised solely of our Independent Trustees, or our Special Committee, and by our Board of Trustees.  Morgan Stanley & Co. LLC acted as financial advisor to the Joint Special Committee and Houlihan Lokey Capital, Inc. acted as financial advisor to our Special Committee. Nonetheless, the Up-C Transaction may not be on terms as favorable to us or the other REITs to which RMR LLC provides management services as it would have been if it was negotiated among unrelated parties. As a result of these relationships, we may be subject to increased risk that our shareholders or the shareholders of the other REITs to which RMR LLC provides management services may challenge the Up-C Transaction and the agreements entered into as part of the Up-C Transaction. Any such challenge could result in substantial costs and a diversion our management’s attention, could have a material adverse effect on our reputation, business and growth and could adversely affect our ability to realize the benefits we expect from the Up-C Transaction, whether or not the allegations have merit or are substantiated.

The termination of our management agreements may require payment of a substantial termination fee, including in the case of a termination for unsatisfactory performance, which may limit our ability to end our relationship with RMR LLC.

The terms of our management agreements with RMR LLC automatically extend on December 31st of each year so that such terms thereafter end on the 20th anniversary of the date of the extension. We have the right to terminate these agreements: (1) at any time on 60 days’ written notice for convenience, (2) immediately upon written notice for cause, as defined in the agreements, (3) on written notice given within 60 days after the end of any applicable calendar year for a performance reason, as defined in the agreements, and (4) by written notice during the 12 months following a manager change of control, as defined in the agreements. However, if we terminate a management agreement for convenience, or if RMR LLC terminates a management agreement with us for good reason, as defined in such agreement, we are obligated to pay RMR LLC a termination fee in an amount equal to the sum of the present values of the monthly future fees, as defined in the agreement, payable to RMR LLC for the remaining term of the agreement which term, depending on the time of termination, would be between 19 and 20 years. Additionally, if we terminate a management agreement for a performance reason, as defined in the agreement, we are obligated to pay RMR LLC the termination fee calculated as described above, but assuming a remaining term of ten years. These provisions substantially increase the cost to us of terminating the management agreements without cause, which may limit our ability to end our relationship with RMR LLC as our manager. The payment of the termination fee could have a material adverse effect on our financial condition, including our ability to pay dividends to our shareholders.

Our management arrangements with RMR LLC may discourage our change of control.

Our management agreements with RMR LLC have 20 year terms that renew annually.  As noted in the preceding risk factor, if we terminate either of these management agreements other than for cause or upon a change of control of our manager, we are obligated to pay RMR LLC a substantial termination fee.  For these reasons, our management agreements with RMR LLC discourage a change of control of us, including a change of control which might result in payment of a premium for our common shares.

We may be at an increased risk for dissident shareholder activities due to perceived conflicts of interest arising from our management structure.

In the past, in particular following periods of volatility in the overall market or declines in the market price of a company’s securities, shareholder litigation, dissident shareholder trustee nominations and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities. Our relationships with RMR Inc., RMR LLC, TA, Sonesta, AIC, the other businesses and entities to which RMR LLC provides management services, Barry Portnoy and Adam Portnoy and other related persons of RMR LLC may precipitate such activities. These activities, if instituted against us, could result in further costs, which could be substantial in amount, and a diversion of our management’s attention even if the action is unfounded.

Our business dealings with TA and Sonesta may create conflicts of interest.

TA is our former 100% owned subsidiary and our largest tenant, and we are TA’s largest shareholder. TA was created as a separate public company in 2007 as a result of its spin-off from us. One of our Managing Trustees, Barry Portnoy, serves as a managing director of TA. Thomas O’Brien, an officer of RMR LLC and a former officer of ours prior to the TA spin-off, is President and Chief Executive Officer and the other managing director of TA. Arthur Koumantzelis, who was one of our Independent Trustees prior to the TA spin-off, serves as an independent director of TA. RMR LLC provides management services to both us and TA. TA is the lessee of 37% of our real estate properties, at cost, as of December 31, 2015. We recognized rental income of $250.6 million for the year ended December 31, 2015 under our leases with TA and entered into and completed certain purchase and sale leaseback agreements with TA during 2015 regarding travel center properties and related assets. For more information regarding those transactions, as well as our relationship and leases with TA, see Note 9 to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Sonesta managed 31 of our hotels as of December 31, 2015. Sonesta is owned by our Managing Trustees. Sonesta’s Chief Executive Officer is an officer of RMR LLC, and other officers and employees of Sonesta are former employees of RMR LLC. Pursuant to our management agreements with Sonesta, we incurred management, system and reservation fees payable to Sonesta of $21.5 million and procurement and construction supervision fees of $1.6 million for the year ended December 31, 2015. For more information regarding our agreements and relationship with Sonesta, see Note 9 to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

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

We have invested approximately $6.0 million in AIC, we have purchased property insurance in a program designed by AIC, and we periodically consider the possibilities for expanding our relationship with AIC to other types of insurance. We, ABP Trust, TA  and four other companies to which RMR LLC provides management services each own 14.3% of AIC, and we and those other AIC shareholders participate in a combined property insurance program designed and reinsured in part by AIC. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. While we believe we have in the past benefitted from these arrangements, these beneficial financial results may not occur in the future, and we may need to invest additional capital in order to continue to pursue these results. AIC’s business involves the risks typical of an insurance business, including the risk that it may not operate profitably. Accordingly, financial benefits from our business dealings with AIC may not be achieved in the future, and we may experience losses from these dealings.

Risks Related to Our Organization and Structure

Ownership limitations and certain provisions in our declaration of trust, bylaws and contracts, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals.

Our declaration of trust and bylaws prohibit any shareholder other than RMR LLC, its affiliates (as defined under Maryland law) and certain persons who have been exempted by our Board of Trustees, from owning (directly and by attribution) more than 9.8% of the number or value of shares of any class or series of our outstanding shares of beneficial interest, including our common shares. These provisions are intended to assist with our REIT compliance under the IRC and otherwise to promote our orderly governance. However, these provisions also inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:

•	the authority of our Board of Trustees to make various elections under Maryland’s Unsolicited Takeover Act and other provisions of Maryland law which may delay or prevent a change of control of us;
•	the authority of our Board of Trustees, and not our shareholders, to adopt, amend or repeal our bylaws and to fill vacancies on our Board of Trustees;
•	the fact that only our Board of Trustees, or, if there are no Trustees, our officers, may call shareholder meetings and that shareholders are not entitled to act without a meeting;

•

required qualifications for an individual to serve as a Trustee and a requirement that certain of our Trustees be “Managing Trustees” and other Trustees be “Independent Trustees,” as defined in our governing documents;

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

Disputes with TA, RMR LLC and Sonesta and shareholder litigation against us or our Trustees and officers may be referred to binding arbitration proceedings.

Our contracts with TA, RMR LLC and Sonesta provide that any dispute arising under those contracts may be referred to binding arbitration proceedings. Similarly, our bylaws provide that actions by our shareholders against us or against our Trustees and officers, including derivative and class actions, may be referred to binding arbitration proceedings. As a result, we and our shareholders would not be able to pursue litigation for these disputes in courts against TA, RMR LLC, Sonesta or our Trustees and officers if the disputes were referred to arbitration. In addition, the ability to collect attorneys’ fees or other damages may be limited in the arbitration proceedings, which may discourage attorneys from agreeing to represent parties wishing to commence such a proceeding.

We may change our operational, financing and investment policies without shareholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations.

Our Board of Trustees determines our operational, financing and investment policies and may amend or revise our policies, including our policies with respect to our intention to qualify for taxation as a REIT, acquisitions, dispositions, growth, operations, indebtedness, capitalization and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our shareholders. Policy changes could adversely affect the market value of our common shares and our ability to make distributions to our shareholders. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our Board of Trustees may alter or eliminate our current policy on borrowing at any time without shareholder approval. If this policy changes, we could become more highly leveraged, which could result in an increase in our debt service costs. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk.

Our bylaws designate the Circuit Court for Baltimore City, Maryland or, if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our Trustees, officers, manager, agents or employees.

Our bylaws currently provide that, unless we consent in writing to the selection of an alternative forum or the dispute has been referred to binding arbitration, the Circuit Court for Baltimore City, Maryland, or if that court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim for breach of a duty owed by any Trustee, officer, manager, agent or employee of ours to us or our shareholders; (iii) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours arising pursuant to the Maryland General Corporation Law, our declaration of trust or bylaws brought by or on behalf of a shareholder; or (iv) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours that is governed by the internal affairs doctrine.  This choice of forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our Trustees, officers, manager or agents, which may discourage lawsuits against us and our Trustees, officers, manager or agents.  Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of beneficial interest shall be deemed to have notice of and to have consented to this provision of our bylaws, as they may be amended from time to time.  This choice of forum provision of our bylaws does not abrogate or supersede other provisions of our bylaws stipulating that actions by our shareholders against us or against our Trustees and officers, including derivative and class actions, may be referred to binding arbitration proceedings.

Risks Related to Our Taxation

The loss of our special tax statuses could have significant adverse consequences.

As a REIT, we generally do not pay federal and state income taxes. However, actual qualification for taxation  as a REIT under the IRC depends on satisfying complex statutory requirements, for which there are only limited judicial and administrative interpretations. We believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed under the IRC as a REIT. However, we cannot be certain that, upon review or audit, the IRS will agree with this conclusion. Furthermore, there is no guarantee that the federal government will not someday eliminate REITs or adversely modify their taxation under the IRC.

Maintaining our qualification for taxation as a REIT will require us to continue to satisfy tests concerning, among other things, the nature of our assets, the sources of our income and the amounts we distribute to our shareholders. In order to meet these requirements, it may be necessary for us to sell or forgo attractive investments.

If we cease to qualify for taxation as a REIT, then our ability to raise capital might be adversely affected, we will be in breach under our revolving credit facility and term loan agreement, we may be subject to material amounts of federal and state income taxes and the value of our shares likely would decline. In addition, if we lose or revoke our qualification for taxation as a REIT for a taxable year, we will generally be prevented from requalifying as a REIT for the next four taxable years.

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

We generally must distribute annually at least 90% of our taxable income, subject to specified adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. We intend to make distributions to our shareholders to comply with the REIT requirements of the IRC. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under federal tax laws.

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

Even if we qualify and remain qualified for taxation as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we qualify and remain qualified for taxation as a REIT, we may be subject to federal, state and local taxes on our income and assets, including taxes on any undistributed income, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. See “Business—United States Federal Income Tax Considerations—Taxation as a REIT.” For example, some state jurisdictions may in the future limit or eliminate certain favorable deductions, including the dividends paid deduction, which could increase our income tax expense.  In addition, in order to meet the requirements for qualification and taxation as a REIT, prevent the recognition of particular types of non‑cash income, or avert the imposition of a 100% tax that applies to specified gains derived by a REIT from dealer property or inventory, we may hold some of our assets and operations through our TRSs or other subsidiary corporations that will be subject to corporate level income tax at regular rates. Any of these taxes would decrease cash available for distribution to our shareholders.

If arrangements involving our TRSs fail to comply as intended with the REIT qualification and taxation rules, we may fail to qualify for taxation as a REIT or be subject to significant penalty taxes.

We lease a substantial majority of our hotel properties to our TRSs pursuant to arrangements that, under the IRC, are intended to qualify the rents we receive from our TRSs as income that satisfies the REIT gross income tests. We also intend that our transactions with our TRSs be conducted on arm’s length bases so that we and our TRSs will not be subject to penalty taxes under the IRC applicable to mispriced transactions. While relief provisions can sometimes excuse REIT gross income test failures, significant penalty taxes can still be imposed.

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

There can be no assurance that the IRS or a court will agree with our assessment that our TRS arrangements comply as intended with applicable REIT qualification and taxation rules. If arrangements involving our TRSs fail to comply as intended, we may fail to qualify for taxation as a REIT or be subject to significant penalty taxes.

Risks Related to Our Securities

We cannot assure that we will continue to make distributions to our shareholders, and distributions we make may include a return of capital.

We intend to continue to make regular quarterly distributions to our shareholders. However:

•	our ability to make distributions will be adversely affected if any of the risks described herein, or other significant events, occur;
•

our making of distributions is subject to compliance with restrictions contained in our revolving credit facility and term loan agreement and may be subject to restrictions in future debt we may incur; and

•

any distributions will be made in the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our results of operations, our financial condition, debt and equity capital available to us, our expectation of our future capital requirements and operating performance, including our funds from operations, or FFO, our normalized funds from operations, or Normalized FFO, restrictive covenants in our financial or other contractual arrangements (including those in our revolving credit facility and term loan agreement), tax law requirements to maintain our qualification for taxation as a REIT, restrictions under Maryland law and our expected needs and availability of cash to pay our obligations.

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
•

the general reputation of REITs and externally managed companies and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate based companies or by other issuers less sensitive to rises in interest rates;

•	our underlying asset value;
•	investor confidence in the stock and bond markets, generally;
•	national economic conditions;
•	changes in tax laws;
•	changes in our credit ratings; and
•	general market conditions.

We believe that one of the factors that investors consider important in deciding whether to buy or sell equity securities of a REIT is the distribution rate, considered as a percentage of the price of the equity securities, relative to market interest rates. Interest rates have been at historically low levels for an extended period of time.  There is a general market perception that REIT shares outperform in low interest rate environments and underperform in rising interest rate environments when compared to the broader market.  During 2015, there were periods when there were market expectations of rising interest rates, which temporarily increased market interest rates and resulted in declines in the value of REIT shares generally that exceeded any declines for the general market.  In December 2015, the U.S. Federal Reserve raised its benchmark interest rate by a quarter of a percentage point.  Market interest rates may continue to

increase in the near to intermediate term.   If market interest rates continue to increase, or if there is market expectation of such increases, prospective purchasers of REIT equity securities may want to achieve a higher distribution rate. Thus, higher market interest rates, or the expectation of higher interest rates, could cause the market price of our common shares to decline.

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

We are the sole obligor on our outstanding senior unsecured notes and convertible senior notes, and our outstanding senior unsecured notes and convertible senior notes are not, and any notes or other debt securities we may issue in the future, or (together with our outstanding senior unsecured notes and convertible senior notes) the Notes, may not be guaranteed by any of our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Notes, or to make any funds available therefor, whether by dividend, distribution, loan or other payments. The rights of holders of Notes to benefit from any of the assets of our subsidiaries are subject to the prior satisfaction of claims of our subsidiaries’ creditors and any preferred equity holders. As a result, the Notes are, and except to the extent that future Notes are guaranteed by subsidiaries, will be structurally subordinated to all of the debt and other liabilities and obligations of our subsidiaries, including guarantees of other indebtedness of ours, payment obligations under lease agreements, trade payables and preferred equity. As of December 31, 2015, our subsidiaries had total indebtedness and other liabilities (excluding security and other deposits and guaranties) of $0.1 million and our subsidiaries did not have any outstanding preferred equity.

The Notes are unsecured and effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.

Our outstanding Notes are not secured and any Notes we may issue in the future may not be secured. Upon any distribution to our creditors in a bankruptcy, liquidation, reorganization or similar proceeding relating to us or our property, the holders of our secured debt will be entitled to exercise the remedies available to a secured lender under applicable law and pursuant to the instruments governing such debt and to be paid in full from the assets securing that secured debt before any payment may be made with respect to Notes that are not secured by those assets. In that event, because such Notes will not be secured by any of our assets, it is possible that there will be no assets from which claims of holders of such Notes can be satisfied or, if any assets remain, that the remaining assets will be insufficient to satisfy those claims in full. If the value of such remaining assets is less than the aggregate outstanding principal amount of such Notes and accrued interest and all future debt ranking equally with such Notes, we will be unable to fully satisfy our obligations under such Notes. In addition, if we fail to meet our payment or other obligations under our secured debt, the holders of that secured debt would be entitled to foreclose on our assets securing that secured debt and liquidate those assets. Accordingly, we may not have sufficient funds to pay amounts due on such Notes. As a result, holders of Notes may lose a portion of or the entire value of their investment in such Notes. Further, the terms of our outstanding Notes permit and the terms of any Notes we may issue in the future may permit us to incur additional secured indebtedness subject to compliance with certain debt ratios. The Notes that are not secured will be effectively subordinated to any such additional secured indebtedness.  As of December 31, 2015, we had no secured mortgage debt.

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

Our outstanding Notes and our preferred shares are rated by two rating agencies and any Notes we may issue in the future may be rated by one or more rating agencies. These credit ratings are continually reviewed by rating agencies and may change at any time based upon, among other things, our results of operations and financial condition. Negative changes in the ratings assigned to the Notes or our preferred shares could have an adverse effect on the market prices of these securities and our costs and availability of capital, which could in turn have a material adverse effect on our results of operations and our ability to satisfy our debt service obligations.

Redemption may adversely affect noteholders’ return on the Notes.

We have the right to redeem some or all of our outstanding Notes prior to maturity and may have such a right with respect to any Notes we issue in the future. We may redeem such Notes at times when prevailing interest rates may be relatively low compared to the interest rate of such Notes. Accordingly, holders of such Notes may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as that of the Notes.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

At December 31, 2015, we owned 302 hotels and 193 travel centers. The following table summarizes certain information about our properties as of December 31, 2015 (dollars in thousands).

				Number				Total	Total
	Number	Undepreciated	Depreciated	of	Undepreciated	Depreciated	Total	Undepreciated	Depreciated
	of	Carrying	Carrying	Travel	Carrying	Carrying	Number of	Carrying	Carrying
Location of Properties	Hotels	Value	Value	Centers	Value	Value	Properties	Value	Value
United States
Alabama	4	$33,631	$24,520	4	$73,874	$55,399	8	$107,505	$79,919
Arkansas	—	—	—	4	86,300	58,298	4	86,300	58,298
Arizona	15	172,441	109,420	7	151,291	113,170	22	323,732	222,590
California	35	826,855	599,626	11	189,523	161,641	46	1,016,378	761,267
Colorado	6	126,137	111,841	3	41,465	30,906	9	167,602	142,747
Connecticut	1	5,114	4,293	3	35,165	20,547	4	40,279	24,840
Delaware	1	16,312	10,208	—	—	—	1	16,312	10,208
Florida	13	253,754	189,334	7	139,816	109,415	20	393,570	298,749
Georgia	21	315,974	219,753	8	111,059	85,564	29	427,033	305,317
Hawaii	1	97,436	58,162	—	—	—	1	97,436	58,162
Iowa	2	18,672	11,377	1	9,850	7,230	3	28,522	18,607
Idaho	—	—	—	1	16,164	12,727	1	16,164	12,727
Illinois	15	288,676	228,736	9	104,505	82,582	24	393,181	311,318
Indiana	3	35,318	20,100	9	122,432	103,805	12	157,750	123,905
Kansas	4	30,919	19,345	1	13,732	13,386	5	44,651	32,731
Kentucky	1	2,999	2,482	3	44,032	30,661	4	47,031	33,143
Louisiana	2	206,598	185,252	7	120,943	90,514	9	327,541	275,766
Massachusetts	14	319,238	245,360	—	—	—	14	319,238	245,360
Maryland	8	168,171	129,301	3	51,427	36,495	11	219,598	165,796
Michigan	11	81,369	60,299	5	48,958	40,896	16	130,327	101,195
Minnesota	5	53,461	37,152	1	6,062	4,930	6	59,523	42,082
Missouri	5	55,327	36,325	5	57,902	40,114	10	113,229	76,439
Mississippi	—	—	—	1	22,344	14,982	1	22,344	14,982
North Carolina	13	128,135	88,270	3	37,690	28,087	16	165,825	116,357
Nebraska	2	10,307	9,416	3	41,469	26,144	5	51,776	35,560
New Hampshire	—	—	—	1	6,450	5,228	1	6,450	5,228
New Jersey	14	273,291	213,428	4	106,336	79,441	18	379,627	292,869
New Mexico	2	26,605	16,017	6	91,856	58,596	8	118,461	74,613
Nevada	3	50,603	33,953	5	151,903	123,902	8	202,506	157,855
New York	5	117,556	79,808	6	47,842	39,116	11	165,398	118,924
Ohio	6	54,847	40,650	14	171,908	126,131	20	226,755	166,781
Oklahoma	3	29,293	22,281	4	37,146	25,380	7	66,439	47,661
Oregon	—	—	—	3	41,626	32,180	3	41,626	32,180
Pennsylvania	10	193,575	137,151	9	132,262	98,509	19	325,837	235,660
Rhode Island	1	14,693	8,379	—	—	—	1	14,693	8,379
South Carolina	3	74,855	54,510	3	47,788	38,516	6	122,643	93,026
Tennessee	8	129,660	76,246	7	89,386	69,314	15	219,046	145,560
Texas	35	498,545	342,763	17	363,478	259,918	52	862,023	602,681
Utah	3	65,779	38,048	2	17,793	11,539	5	83,572	49,587
Virginia	15	177,685	114,212	3	50,705	38,697	18	228,390	152,909
Vermont	1	11,359	11,194	—	—	—	1	11,359	11,194
Washington	6	86,243	53,562	2	8,942	5,100	8	95,185	58,662
Wisconsin	1	13,130	8,145	2	17,808	13,099	3	30,938	21,244
West Virginia	1	10,706	7,025	2	14,481	11,555	3	25,187	18,580
Wyoming	—	—		4	67,516	45,124	4	67,516	45,124
	299	5,075,269	3,657,944	193	2,991,229	2,248,838	492	8,066,498	5,906,782
Other
Ontario, Canada	2	45,741	31,781	—	—	—	2	45,741	31,781
Puerto Rico	1	157,188	112,365	—	—	—	1	157,188	112,365
	3	202,929	144,146	—	—	—	3	202,929	144,146
Grand Total	302	$5,278,198	$3,802,090	193	$2,991,229	$2,248,838	495	$8,269,427	$6,050,928

At December 31, 2015, 14 of our hotels were on leased land. The average remaining term of the ground leases (including renewal options) is approximately 38 years (range of 23 to 71 years); the ground lessors are unrelated to us. Ground rent payable under nine of the ground leases is generally calculated as a percentage of hotel revenues. Twelve of the 14 ground leases require minimum annual rents averaging $243,686 per year; future rents under two ground leases have been pre‑paid. Pursuant to the terms of our management agreements and leases, payments of ground lease obligations are generally made by our hotel managers or tenants. However, if a manager or tenant did not perform obligations under a ground lease or elected not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge, sale or transfer of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.

At December 31, 2015,  17 of our travel centers were on land we leased partially or in its entirety from an unrelated third party. The average remaining term of the ground leases (including renewal options) is approximately 14 years (range of 1 to 40 years). Ground rent payable under the ground leases is generally a fixed amount, averaging $458,944 per year. Payments of these travel centers ground lease obligations are made by our tenants. However, if our tenants did not perform obligations under a ground lease or elected not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge, sale or transfer of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.

The aggregate depreciated carrying value of our properties subject to ground leases was as follows at December 31, 2015 (in thousands):

14 hotels (1)	$183,411
17 travel centers (2)	129,698
Total	$313,109

(1)

Three of these hotels with a depreciated carrying value totaling $108,866 are on land we partially lease from an unrelated third party. The leased land is generally used for parking. We believe these three hotels would be operable without the leased land.

(2)

Four of these travel centers with a depreciated carrying value totaling $60,694 are on land we partially lease from an unrelated third party. The leased land is generally used for additional parking or storm water runoff; however, certain building structures for one travel center are located on leased land. We believe these four travel centers would be operable without the leased land, although we would have to address the removal of the part of the building structure that is located on the leased land.

Item 3.  Legal Proceedings

From time to time, we may become involved in litigation matters incidental to the ordinary course of our business.  Although we are unable to predict with certainty the eventual outcome of any litigation, we are currently not a party to any litigation which we expect to have a material adverse effect on our business.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are traded on the NYSE (symbol: HPT). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported in the NYSE Composite Transactions reports:

2014	High	Low
First Quarter	$28.77	$24.66
Second Quarter	31.00	28.39
Third Quarter	30.84	26.62
Fourth Quarter	32.09	26.38

2015	High	Low
First Quarter	$34.20	$29.90
Second Quarter	34.08	28.54
Third Quarter	30.11	24.75
Fourth Quarter	28.83	25.27

The closing price of our common shares on the NYSE on February 10, 2016, was $22.25 per share.

As of February 10, 2016, there were 536 shareholders of record of our common shares.

Information about cash distributions declared on our common shares is summarized in the table below.  Common share cash distributions are generally paid in the quarter following the quarter to which they relate.

	Cash
	Distributions
	Per
	Common Share
	2015	2014
First Quarter	$0.49	$0.48
Second Quarter	0.50	0.49
Third Quarter	0.50	0.49
Fourth Quarter	0.50	0.49
Total	$1.99	$1.95

We currently intend to continue to declare and pay common share distributions on a quarterly basis in cash. However, the timing, amount and form of future distributions is determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our results of operations, our financial condition, requirements to maintain our qualification for taxation as a REIT, limitations in our revolving credit facility and term loan agreements, the availability to us of debt and equity capital, our expectations of our future capital requirements and operating performance, including our FFO and our Normalized FFO. Therefore, there can be no assurance that we will continue to pay distributions in the future or that the amount of any distributions we do pay will not decrease.

In addition to the cash distributions paid to our common shareholders in 2015, on December 14, 2015, we distributed 2,515,344 shares, or 0.0166 a share for each of our common shares, of RMR Inc. class A common stock we owned to our common shareholders as a special distribution.  This distribution resulted in a taxable in-kind distribution of $0.1974 for each of our common shares.

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

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Income Statement Data:
Revenues:
Hotel operating revenues	$1,634,654	$1,474,757	$1,310,969	$980,732	$889,120
Rental income	283,115	258,062	251,866	300,354	304,582
FF&E reserve income	4,135	3,503	1,020	15,896	16,631
Total revenues	1,921,904	1,736,322	1,563,855	1,296,982	1,210,333
Expenses:
Hotel operating expenses	1,143,981	1,035,138	929,581	700,939	596,616
Depreciation and amortization	329,776	315,878	299,323	260,831	228,342
General and administrative	109,837	45,897	50,087	44,032	40,963
Acquisition related costs	2,375	239	3,273	4,173	2,185
Loss on asset impairment	—	—	8,008	8,547	16,384
Total expenses	1,585,969	1,397,152	1,290,272	1,018,522	884,490
Operating income	335,935	339,170	273,583	278,460	325,843
Dividend income	2,640	—	—	—	—
Interest income	44	77	121	268	70
Interest expense	(144,898)	(139,486)	(145,954)	(136,111)	(134,110)
Loss on distribution to common shareholders of The RMR Group Inc. common stock	(36,773)	—	—	—	—
Loss on extinguishment of debt	—	(855)	—	—	—
Income before income taxes and equity in earnings of an investee	156,948	198,906	127,750	142,617	191,803
Income tax benefit (expense)	(1,566)	(1,945)	5,094	(1,612)	(1,502)
Equity in earnings of an investee	21	94	334	316	139
Income before gain on sale of real estate	155,403	197,055	133,178	141,321	190,440
Gain on sale of real estate	11,015	130	—	10,602	—
Net Income	166,418	197,185	133,178	151,923	190,440
Preferred distributions	(20,664)	(20,664)	(26,559)	(40,145)	(29,880)
Excess of liquidation preference over carrying value of preferred shares redeemed	—	—	(5,627)	(7,984)	—
Net income available for common shareholders	$145,754	$176,521	$100,992	$103,794	$160,560
Common distributions paid (1)	$299,963	$292,029	$256,587	$224,899	$222,239
Weighted average common shares outstanding (basic)	150,709	149,652	137,421	123,463	123,371
Weighted average common shares outstanding (diluted)	151,002	149,817	137,514	123,487	123,397
Per Common Share Data:
Net income available for common shareholders (basic and diluted)	$0.97	$1.18	$0.73	$0.84	$1.30
Distributions paid per common share (1)	$1.99	$1.95	$1.89	$1.82	$1.80
Balance Sheet Data (as of December 31):
Real estate properties, gross	$8,269,427	$7,656,193	$7,417,365	$6,899,109	$6,240,681
Real estate properties, net	6,050,928	5,674,160	5,660,214	5,347,949	4,872,813
Total assets	6,407,597	5,982,562	5,967,544	5,635,461	5,133,573
Debt, net of discounts	3,287,473	2,838,613	2,704,005	2,722,358	2,115,714
Shareholders’ equity	2,812,082	2,990,153	3,086,855	2,733,798	2,799,302

(1) Excludes a non-cash distribution of $0.1974 per share related to the distribution of shares of RMR Inc. class A common stock to our shareholders on December 14, 2015.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with our consolidated financial statements and accompanying notes included in this Annual Report on Form 10‑K.

Overview (dollar amounts in thousands)

Hotel operations.  In 2015, the U.S. hotel industry generally realized improvements in average daily rate, or ADR, occupancy and RevPAR when compared to 2014. We believe certain of our hotels have benefitted from recent renovations and, as a result, have produced year over year increases in RevPAR in excess of the hotel industry generally.  At the same time, however, certain of our hotels were negatively impacted by the disruption and displacement caused by our renovation activities at those hotels during 2014 and 2015.  We currently expect to have 25 hotels under renovation for all or part of 2016.

For the year ended December 31, 2015 compared to the year ended December 31, 2014 for our 290 hotels that we owned continuously since January 1, 2014: ADR increased 6.8% to $120.81; occupancy increased 1.3 percentage points to 75.9%; and RevPAR increased 8.7% to $91.69.

During the year ended December 31, 2015, we had 18 hotels under renovation for all or part of the year that we owned continuously since January 1, 2014.  For the year ended December 31, 2015 compared to the year ended December 31, 2014 for these 18 hotels under renovation: ADR increased 2.9% to $145.13; occupancy decreased 2.5 percentage points to 70.9%; and RevPAR decreased 0.6% to $102.90.

For the year ended December 31, 2015 compared to the year ended December 31, 2014 for our 272 hotels not under renovation that we owned continuously since January 1, 2014: ADR increased 7.2% to $119.13; occupancy increased 1.7 percentage points to 76.3%; and RevPAR increased 9.7% to $90.90.

Our hotel tenants and managers.  Many of our hotel operating agreements contain security features, such as guarantees and security deposits, which are intended to protect minimum returns and rents due to us in accordance with our operating agreements regardless of hotel performance. However, the effectiveness of various security features to provide us uninterrupted receipt of minimum returns and rents is not assured, particularly if the profitability of our hotels takes an extended period to fully recover from the severe declines experienced during the recent recession, if economic conditions generally decline, or if our hotel renovation activities described above do not result in improved operating results at our hotels or competitive conditions result in reduced operating results for our hotels. Also, certain of the guarantees that we hold are limited in amount and duration and do not provide for payment of the entire amount of the applicable minimum returns. If our tenants, managers or guarantors do not earn or pay the minimum returns and rents due to us, our cash flows may decline and we may be unable to repay our debt or fund our debt service obligations or pay distributions to our shareholders or the distributions may decline.

Marriott No. 1 agreement.    Our management agreement with Marriott for 53 hotels, or our Marriott No. 1 agreement, provides that as of December 31,  2015 we are paid an annual minimum return of $68,356 to the extent that gross revenues of the hotels, after payment of hotel operating expenses and funding of the FF&E reserve, are sufficient to do so.  We do not have any security deposits or guarantees for our minimum returns from the 53 hotels included in our Marriott No. 1 agreement.  Accordingly, the minimum returns we receive from these hotels managed by Marriott may be limited to available hotel cash flows after payment of operating expenses and funding of the FF&E reserve.  Marriott’s management and incentive fees are only earned after we receive our minimum returns.  We realized minimum returns of $68,154, $67,719 and $68,008 during the years ended December 31, 2015,  2014 and 2013, respectively, under this agreement.  We also realized additional returns of $3,177 during the year ended December 31, 2015, which represents our share of hotel cash flows in excess of the minimum returns due for the year.  We did not realize any additional returns during 2014 and 2013.

Additional information regarding this agreement are set forth in Note 6 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10‑K, which disclosure is incorporated herein by reference.

Marriott No. 234 agreement.    Our management agreement with Marriott for 68 hotels, or our Marriott No. 234 agreement, provides that as of December 31, 2015 we are paid an annual minimum return of $106,243.  We realized minimum returns of $106,146, $102,823 and $93,873 during the years ended December 31, 2015, 2014 and 2013, respectively, under this agreement.  Pursuant to our Marriott No. 234 agreement, Marriott has provided us with a security deposit to cover minimum return payment shortfalls, if any.  During the year ended December 31, 2015, our available security deposit was replenished by $6,252 from the hotel cash flows in excess of the minimum returns due for the year.  The available balance of this deposit was $6,252 as of December 31, 2015.  Pursuant to our Marriott No. 234 agreement, Marriott has also provided us with a limited guarantee which expires in 2019 for shortfalls up to 90% of our minimum returns, after the available security deposit has been depleted.  Marriott was not required to make any guarantee payments to us during the year ended December 31, 2015 because the hotels generated net operating results in excess of the guarantee threshold amount (90% of the minimum returns due to us).  The available balance of the guarantee was $30,672 as of December 31, 2015.

Additional information regarding this agreement are set forth in Note 6 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10‑K, which disclosure is incorporated herein by reference.

InterContinental agreement.  Our management agreement with InterContinental for 93 hotels, or our InterContinental agreement, provides that as of December 31, 2015, we are paid annual minimum returns and rents of $151,218.  We realized minimum returns and rents of $146,921, $139,543 and $135,861 during the years ended December 31, 2015, 2014 and 2013, respectively, under this agreement.  We also realized additional returns of $5,134 under this agreement during the year ended December 31, 2015 from hotel cash flows in excess of our minimum returns and rents due for the year.  We did not realize any additional returns during 2014 and 2013.  Pursuant to our InterContinental agreement, InterContinental has provided us with a security deposit to cover minimum payment shortfalls, if any.  During the year ended December 31, 2015, our available security deposit was replenished by $14,249 from hotel cash flows in excess of the minimum payments due for the year.  The available balance of this security deposit was $47,216 as of December 31, 2015.

Additional information regarding this agreement are set forth in Note 6 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10‑K, which disclosure is incorporated herein by reference.

Sonesta agreement. Our management agreement with Sonesta for 31 hotels, or our Sonesta agreement, provides that we are paid an annual minimum return equal to 8% of our invested capital, as defined in the management agreement ($82,338 as of December 31, 2015), to the extent that gross revenues of the hotels, after payment of hotel operating expenses and certain base management fees to Sonesta, are sufficient to do so.  We do not have any security deposits or guarantees for our hotels managed by Sonesta.  Accordingly, the returns we receive from hotels managed by Sonesta are limited to available hotel cash flows after payment of operating expenses. Sonesta’s incentive management fees, but not its other fees, are only earned after we receive our minimum returns.  We realized returns of $50,442, $30,918 and $11,555 during the years ended December 31, 2015, 2014 and 2013, respectively, under this agreement.

Additional information regarding this agreement are set forth in Notes 6 and 9 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10‑K, which disclosure is incorporated herein by reference.

Wyndham agreement. Our management agreement with Wyndham for 22 hotels, or our Wyndham agreement, provides that as of December 31, 2015, we are paid annual minimum returns and rents of $27,976.  We realized minimum returns and rents of $27,673, $26,884 and $20,496 for the years ended December 31, 2015, 2014 and 2013, respectively, under this agreement.  Pursuant to our Wyndham agreement, Wyndham has provided us with a limited guarantee which is limited to $35,656 ($4,008 remaining at December 31, 2015), subject to an annual payment limit of $17,828, and which expires on July 28, 2020.  During the year ended December 31, 2015, Wyndham made $2,574 of guaranty payments to us.  The guarantee provided by Wyndham with respect to the lease with Wyndham Vacation Resorts, Inc., or Wyndham Vacation, for part of one hotel is unlimited.

Additional information regarding this agreement are set forth in Note 6 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10‑K, which disclosure is incorporated herein by reference.

TA agreements.  Information regarding our agreements with TA are set forth in Notes 6 and 9 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which disclosure is incorporated herein by reference.

Other management agreement and lease matters.  As of February 23, 2016, all payments due to us from our managers and tenants under our other operating agreements were current. Additional details of our guarantees from Hyatt and Carlson and our other agreements with Marriott, Morgans and TA are set forth in Note 6 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10‑K which disclosure is incorporated herein by reference.

Management Agreements and Leases

At December 31, 2015, we owned 302 hotels operated under nine operating agreements; 299 of these hotels are leased by us to our wholly owned TRSs and managed by hotel operating companies and three are leased to hotel operating companies. At December 31, 2015, our 193 owned travel centers are leased to TA under five portfolio agreements. Our consolidated statements of comprehensive income include operating revenues and expenses of our managed hotels and rental income from leased hotels and travel centers. Additional information regarding the terms of our management agreements and leases is included in the table and notes thereto on pages 83 through 87 below.

Results of Operations (dollar amounts in thousands, except per share amounts)

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

	For the Year Ended December 31,
			Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$1,634,654	$1,474,757	$159,897	10.8%
Rental income - hotels	32,533	32,668	(135)	(0.4%)
Rental income - travel centers	250,582	225,394	25,188	11.2%
Total rental income	283,115	258,062	25,053	9.7%
FF&E reserve income	4,135	3,503	632	18.0%

Expenses:
Hotel operating expenses	1,143,981	1,035,138	108,843	10.5%
Depreciation and amortization - hotels	213,964	213,527	437	0.2%
Depreciation and amortization - travel centers	115,812	102,351	13,461	13.2%
Total depreciation and amortization	329,776	315,878	13,898	4.4%
General and administrative	109,837	45,897	63,940	139.3%
Acquisition related costs	2,375	239	2,136	893.7%

Operating income	335,935	339,170	(3,235)	(1.0%)

Dividend income	2,640	-	2,640	n/a
Interest income	44	77	(33)	(42.9%)
Interest expense	(144,898)	(139,486)	(5,412)	3.9%
Loss on distribution to common shareholders of The RMR Group Inc. common stock	(36,773)	-	(36,773)	n/a
Loss on extinguishment of debt	-	(855)	855	n/a
Income before income taxes, equity earnings of an investee and gain on sale of real estate	156,948	198,906	(41,958)	(21.1%)
Income tax expense	(1,566)	(1,945)	379	(19.5%)
Equity in earnings of an investee	21	94	(73)	(77.7%)
Income before gain on sale of real estate	155,403	197,055	(41,652)	(21.1%)
Gain on sale of real estate	11,015	130	10,885	8,273.1%
Net income	166,418	197,185	(30,767)	(15.6%)
Preferred distributions	(20,664)	(20,664)	-	0.0%
Net income available for common shareholders	145,754	176,521	(30,767)	(17.4%)

Weighted average shares outstanding (basic)	150,709	149,652	1,057	0.7%
Weighted average shares outstanding (diluted)	151,002	149,817	1,185	0.8%

Net income available for common shareholders per common share: basic and diluted	$0.97	$1.18	$(0.21)	(17.8%)

References to changes in the income and expense categories below relate to the comparison to consolidated results for the year ended December 31, 2015, compared with the year ended December 31, 2014.

The increase in hotel operating revenues is a result of increased revenues at certain of our managed hotels due to increases in ADR and higher occupancies ($132,860) and the effects of our hotel acquisitions since January 1, 2014 ($38,158), partially offset by decreased revenues at certain of our managed hotels undergoing renovations during all or part of the 2015 period due primarily to lower occupancies ($10,581) and the effect of our hotel dispositions since

January 1, 2014 ($540).  Additional operating statistics of our hotels are included in the table on page 88.

The decrease in rental income-hotels is primarily a result of a decrease in certain below market lease revenue amortization ($1,739), partially offset by contractual rent increases under certain of our hotel leases and increases in the minimum rents due to us as we funded improvements at certain of our leased hotels since January 1, 2014 ($1,604). Rental income for the years ended December 31, 2015 and 2014 includes $468 and $531, respectively, of adjustments to record rent on a straight line basis.  Rental income for the year ended December 31, 2014 includes $1,739 of below market lease revenue amortization.

The increase in rental income-travel centers is primarily a result of our purchases from and leaseback to TA of 14 travel centers and certain assets at 11 travel centers we lease to TA in June and September 2015 ($9,553), increases in the minimum rents due to us from TA for improvements we purchased at certain of our travel centers since January 1, 2014 ($9,010), and an increase in straight line rent adjustments related to previously deferred rent amounts under our TA agreements ($7,473), partially offset by a decrease in percentage rent resulting from changes in the calculation of percentage rent under our leases with TA pursuant to the modification of our travel center leases in June 2015 ($848).  Additional details of this agreement are set forth in Notes 6 and 9 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which disclosure is incorporated herein by reference. Rental income for our travel centers for the years ended December 31, 2015 and 2014 includes $9,100 and $1,580, respectively, of adjustments necessary to record rent on a straight line basis.

FF&E reserve income represents amounts paid by certain of our hotel tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our hotel leases require these amounts to be calculated as a percentage of total sales at our hotels.  We do not report the amounts, if any, which are escrowed as FF&E reserves for our managed hotels as FF&E income.  The increase in FF&E reserve income is the result of increased sales at certain of our leased hotels and increased FF&E contribution percentages required by certain of our leases.

The increase in hotel operating expenses was primarily caused by the effect of our acquisitions since January 1, 2014 ($40,061), an increase in the amount of security deposit and guarantee replenishments under certain of our hotel operating agreements ($23,428), increased expenses at certain of our managed hotels resulting primarily from higher wage and benefit costs and sales and marketing expenses ($23,420), higher management fees earned by our operators ($16,769), by increased expenses at certain of our managed hotels resulting primarily from higher occupancies ($11,715) and a reduction in the amount of minimum return shortfalls funded by our managers ($5,007), partially offset by operating expense decreases at certain hotels undergoing renovations during the 2015 period due to lower occupancies ($10,990) and the effects of our hotel dispositions since January 1, 2014 ($567).  When our managers fund shortfalls of our minimum returns under the terms of our operating agreements or their guarantees, we reflect such fundings (including security deposit applications) in our consolidated statements of comprehensive income as a reduction of hotel operating expenses.  Certain of our guarantees and our security deposits may be replenished by subsequent cash flows from the applicable hotel operations pursuant to the terms of the respective operating agreements.  When our guarantees and our security deposits are replenished by cash flows from hotel operations, we reflect such replenishments in our consolidated statements of comprehensive income as an increase to hotel operating expenses.

The increase in depreciation and amortization-hotels is primarily due to the depreciation and amortization of assets acquired with funds from our FF&E reserves or directly funded by us since January 1, 2014 ($13,061) and the effect of our hotel acquisitions since January 1, 2014 ($5,272), partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2014 ($17,896).

The increase in depreciation and amortization-travel centers is due to the depreciation and amortization of improvements made to our travel centers since January 1, 2014 ($8,393) and our travel center acquisitions since January 1, 2015 ($5,068).

The increase in general and administrative costs is primarily due to an increase in incentive fees payable pursuant to the terms of our business management agreement with RMR LLC ($62,263) and higher legal and other professional services costs ($1,677).  See Note 9 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for additional details of our business management agreement with RMR LLC.

Acquisition related costs represent legal and other costs incurred in connection with our acquisition activities.

The decrease in operating income is primarily due to the revenue and expense changes discussed above during 2015 compared to 2014.

Dividend income represents the dividends we received from our investment in RMR Inc.

The decrease in interest income is due to lower average cash balances during 2015.

The increase in interest expense is due to higher average outstanding borrowings in 2015, partially offset by a lower weighted average interest rate.

We recorded a $36,773 loss on the distribution of RMR Inc. shares to our shareholders in December 2015, which represents the difference between our carrying value and the fair value of the RMR Inc. shares on the distribution date.

We recorded an $855 loss on early extinguishment of debt in 2014 in connection with amending the terms of our revolving credit facility and term loan and the redemption of certain senior notes.

We recognized lower state income taxes in 2015 primarily due to a lower effective tax rate.

Equity in earnings of an investee represents our proportionate share of the earnings of AIC.

We recorded an $11,015 gain on sale of real estate in 2015 in connection with the sale of five travel centers. We recorded a $130 gain on sale of real estate in 2014 in connection with the sale of one hotel.

The decreases in net income, net income available for common shareholders and net income available for common shareholders per common share for the year ended December 31, 2015, compared to the prior year, are primarily a result of the changes discussed above.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

	For the Year Ended December 31,
			Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$1,474,757	$1,310,969	$163,788	12.5%
Rental income—hotels	32,668	32,816	(148)	(0.5%)
Rental income—travel centers	225,394	219,050	6,344	2.9%
Total rental income	258,062	251,866	6,196	2.5%
FF&E reserve income	3,503	1,020	2,483	243.4%
Expenses:
Hotel operating expenses	1,035,138	929,581	105,557	11.4%
Depreciation and amortization—hotels	213,527	202,172	11,355	5.6%
Depreciation and amortization—travel centers	102,351	97,151	5,200	5.4%
Total depreciation and amortization	315,878	299,323	16,555	5.5%
General and administrative	45,897	50,087	(4,190)	(8.4%)
Acquisition related costs	239	3,273	(3,034)	(92.7%)
Loss on asset impairment	—	8,008	(8,008)	n/a
Operating income	339,170	273,583	65,587	24.0%
Interest income	77	121	(44)	(36.4%)
Interest expense	(139,486)	(145,954)	6,468	(4.4%)
Loss on extinguishment of debt	(855)	—	(855)	n/a
Income before income taxes and equity in income of an investee	198,906	127,750	71,156	55.7%
Income tax benefit (expense)	(1,945)	5,094	(7,039)	(138.2%)
Equity in income of an investee	94	334	(240)	(71.9%)
Income before gain on sale of real estate	197,055	133,178	63,877	48.0%
Gain on sale of real estate	130	—	130	n/a
Net income	197,185	133,178	64,007	48.1%
Excess of liquidation preference over carrying value of preferred shares redeemed	—	(5,627)	5,627	n/a
Preferred distributions	(20,664)	(26,559)	5,895	(22.2%)
Net income available for common shareholders	176,521	100,992	75,529	74.8%
Weighted average shares outstanding (basic)	149,652	137,421	12,231	8.9%
Weighted average shares outstanding (diluted)	149,817	137,514	12,303	8.9%
Net income available for common shareholders
per common share: (basic and diluted)	$1.18	$0.73	$0.45	61.6%

References to changes in the income and expense categories below relate to the comparison to consolidated results for the year ended December 31, 2014, compared with the year ended December 31, 2013.

The increase in hotel operating revenues is a result of increased revenues at certain of our managed hotels due to increases in ADR and higher occupancies ($151,413) and the effects of our hotel acquisitions since January 1, 2013 ($23,313).  These increases were partially offset by decreased revenues at certain of our managed hotels undergoing renovations during 2014 due primarily to lower occupancies ($9,333) and the effects of our hotel dispositions since January 1, 2013 ($1,605).  Additional operating statistics of our hotels are included in the table on page 88.

The decrease in rental income-hotels is a result of the conversion of 53 hotels from leased to managed in January 2013 ($550), partially offset by contractual rent increases under certain of our hotel leases and increases in the minimum rents due to us as we funded improvements at certain of our leased hotels since January 1, 2013 ($402). Rental income for 2014 and 2013 includes $531 and $645, respectively, of adjustments to record rent on a straight line basis. Rental income for the years ended December 31, 2014 and 2013 includes $1,739 and $2,288, respectively, of below market lease revenue amortization.

The increase in rental income-travel centers is primarily a result of increases in the minimum rents due to us from TA for improvements we purchased at certain of our travel centers since January 1, 2013 and an increase in percentage rent as a result of increased revenues at certain of our travel centers in 2014 versus 2013. Rental income for our travel centers for 2014 and 2013 includes $1,580 and $1,783, respectively, of adjustments necessary to record rent on a straight line basis.

The increase in FF&E reserve income is the result of increased sales at certain of our leased hotels and increased FF&E contribution percentages required by certain of our leases.

The increase in hotel operating expenses was primarily caused by increased expenses at certain of our managed hotels resulting primarily from higher occupancies ($82,869), the effect of our acquisitions since January 1, 2013 ($23,313) and the reduction in the amount of minimum return shortfalls funded by our managers ($10,313).  These increases were partially offset by decreased expenses at certain of our managed hotels undergoing renovations during 2014 due to lower occupancies ($9,333) and the effects of our hotel dispositions since January 1, 2013 ($1,605). Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $47,026 and $65,623 less than the minimum returns due to us in the years ended December 31, 2014 and 2013, respectively.  When our managers fund shortfalls of our minimum returns under the terms of our operating agreements or their guarantees, we reflect such fundings (including security deposit applications) in our consolidated statements of comprehensive income as a reduction of hotel operating expenses.  Certain of our guarantees and our security deposits may be replenished by subsequent cash flows from the applicable hotel operations pursuant to the terms of the respective operating agreements.  When our guarantees and our security deposits are replenished by cash flows from hotel operations, we reflect such replenishments in our consolidated statements of comprehensive income as an increase to hotel operating expenses.

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

The decrease in general and administrative costs is primarily due to a decrease in base and incentive business management fees in 2014 ($3,803) pursuant to the terms of our business management agreement with RMR LLC. Additional details of this agreement are set forth in Note 9 to our consolidated financial statements included in Part IV Item 15 of this Annual Report on Form 10-K, which disclosure is incorporated herein by reference.

Acquisition related costs represent legal and other costs incurred in connection with our hotel acquisition activities.

We recorded an aggregate $8,008 loss on asset impairment in 2013 in connection with an eminent domain taking of a travel center of $5,837 and in connection with our plan to sell one hotel of $2,171.

The increase in operating income is primarily due to the revenue and expense changes discussed above during 2014 compared to 2013.

The decrease in interest income is due to lower average cash balances during 2014.

The decrease in interest expense is due to a lower weighted average interest rate, partially offset by higher average outstanding borrowings in 2014.

We recorded an $855 loss on early extinguishment of debt in 2014 in connection with amending the terms of our revolving credit facility and term loan and redeeming certain senior notes.

We recorded a $6,868 tax benefit in 2013 in connection with the restructuring of certain of our TRSs.

Equity in earnings of an investee represents our proportionate share of the earnings of AIC.

We recorded a $130 gain on sale of real estate in 2014 in connection with the sale of one hotel.

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

The increases in net income, net income available for common shareholders and net income available for common shareholders per basic and diluted common share for the year ended December 31, 2014, compared to the prior year, are primarily a result of the changes discussed above.  The percentage increase in net income available for common shareholders per basic and diluted share is lower than the percentage increase in net income available for common shareholders primarily as a result of our issuance of common shares pursuant to public offerings in March 2013 and November 2013.

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our Managers and Tenants

As of December 31, 2015,  300 of our hotels are included in one of seven portfolio agreements and two hotels are not included in a portfolio and are leased to hotel operating companies. Our 193 owned travel centers are leased under five portfolio agreements. All costs of operating and maintaining our properties are paid by the hotel managers as agents for us or by our tenants for their own account. Our hotel managers and tenants derive their funding for property operating expenses and for returns and rents due to us generally from property operating revenues and, to the extent that these parties themselves fund our minimum returns and minimum rents, from their separate resources. Our hotel managers and tenants include Marriott, InterContinental, Sonesta, Wyndham, Hyatt, Carlson and Morgans. Our travel centers are leased to TA.

We define coverage for each of our hotel management agreements or leases as total property level revenues minus FF&E reserve escrows, if any, and all property level expenses which are not subordinated to the minimum returns and minimum rents due to us divided by the minimum returns or minimum rent payments due to us. More detail regarding coverage, guarantees and other features of our hotel operating agreements is presented in the tables and related notes on pages 83 through 87. For the year ended December 31, 2015,  three of our nine hotel operating agreements generated coverage of less than 1.0x (with a range among those three hotel operating agreements of 0.55x to 0.91x); six of our nine hotel operating agreements generated coverage of equal to or greater than 1.0x (with a range among those four hotel operating agreements of 1.08x to 1.33x) for the year ended December 31, 2015.

We define coverage for our travel center leases as property level revenues minus all property level expenses divided by the minimum rent payments due to us. During the twelve months ended September 30, 2015, the operating results from our 193 properties in our five travel center leases generated combined coverage of 1.92x. Coverage data for the year ended December 31, 2015 is currently not available from our tenant TA.  Because a large percentage of TA’s business is conducted at properties leased from us, property level rent coverage may not be an appropriate way to evaluate TA’s ability to pay rents due to us. We believe property level rent coverage is nonetheless one useful indicator of the performance and value of our properties as we believe it is what an operator interested to acquire these properties or the leaseholds might use to evaluate the contribution of these properties to their earnings before corporate level expenses.

Three hundred seventeen  (317) of our properties, representing 60% of our total historical investments at cost as of December 31, 2015, are operated under 10 management arrangements or leases which are subject to full or limited guarantees. These guarantees may provide us with continued payments if the property level cash flows fail to equal or exceed guaranteed amounts due to us. Our minimum returns and minimum rents for 93 hotels, representing 18% of our total historical investments at cost as of December 31, 2015, are secured by a security deposit which we control. Some of our managers and tenants, or their affiliates, may also supplement cash flow from our properties in order to make payments to us and preserve their rights to continue operating our properties even if they are not required to do so by guarantees. Guarantee payments, security deposit applications or supplemental payments to us, if any, made under any of our management agreements or leases do not subject us to repayment obligations, but, under some of our agreements, the manager or tenant may recover these guarantee or supplemental payments and the security deposits may be replenished from the subsequent cash flows from our properties after our future minimum returns and minimum rents are paid.

Cash flows from our hotels under certain of our agreements are less than the minimum returns contractually due to us and we have been utilizing the applicable security features in our agreements to cover some of these shortfalls. However, several of the guarantees and all the security deposits we hold are for limited amounts and are for limited durations and may be exhausted or expire.  Accordingly, the effectiveness of our various security features to provide uninterrupted payments to us is not assured. If any of our hotel managers, tenants or guarantors default in their payment obligations to us, our cash flows will decline and we may become unable to continue to pay distributions to our shareholders or the amount of the distributions may decline.

Our Operating Liquidity and Capital Resources

Our principal sources of funds to meet operating and capital expenses, interest expense on our debt and distributions to shareholders are minimum returns from our managed hotels, minimum rents from our leased hotels and travel centers and borrowings under our unsecured revolving credit facility. We receive minimum returns and minimum rents from our managers and tenants monthly. We receive additional returns, percentage returns and rents and our share of the operating profits of our managed hotels after payment of management fees and other deductions, if any, either monthly or quarterly and these amounts are usually subject to an annual true up. This flow of funds has historically been sufficient for us to pay our operating and capital expenses, interest expense on our debt and distributions to shareholders. We believe that our operating cash flow and borrowings under our unsecured revolving credit facility will be sufficient to meet our operating and capital expenses, interest expense on our debt and distributions to our shareholders for the next twelve months and for the foreseeable future thereafter. However, as a result of economic conditions or otherwise, our managers and tenants may become unable to pay minimum returns and minimum rents to us when due, in which case our cash flow and net income will decline and we may need to reduce the amount of, or even eliminate, our distributions to common shareholders.

Changes in our cash flows for the year ended December 31, 2015 compared to the year ended December 31, 2014 were as follows: (1) cash flow provided by operating activities increased from $461,745 in 2014 to $530,893 in 2015; (2) cash used in investing activities increased from $280,890 in 2014 to $653,839 in 2015; and (3) cash flows from financing activities changed from $191,521 of cash used in financing activities in 2014 to $124,794 of cash provided by financing activities in 2015.

The increase in cash provided by operating activities for the year ended December 31, 2015 as compared to the prior year is due primarily to an increase in the returns and rents paid to us due to our funding of improvements to our hotels and travel centers, the improved operating performance of certain of our hotels, our acquisitions since January 1, 2014, an increase in security deposit replenishments paid to us and favorable changes in working capital. The increase in cash used in investing activities for the year ended December 31, 2015 as compared to the prior year is primarily due to an increase in our real estate acquisitions, our funding of capital improvements to our properties and our investment in RMR Inc. The change in cash flows provided by (used in) financing activities for the year ended December 31, 2015 as compared to the prior year is primarily due to higher net borrowings in 2015 used to fund our investing activities.

We maintain our qualification for taxation as a REIT under the IRC by meeting certain requirements. As a REIT, we do not expect to pay federal income taxes on the majority of our income; however, the income realized by our

TRSs in excess of the rent they pay to us is subject to U.S. federal income tax at corporate tax rates. In addition, the income we receive from our hotels in Canada and Puerto Rico is subject to taxes in those jurisdictions and we are subject to taxes in certain states where we have properties, despite our qualification for taxation as a REIT.

Our Investment and Financing Liquidity and Capital Resources

Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the year ended December 31, 2015, our hotel managers and hotel tenants deposited $67,381 to these accounts and $57,451 was spent from the FF&E reserve escrow accounts to renovate and refurbish our hotels. As of December 31, 2015, there was $51,211 on deposit in these escrow accounts, which was held directly by us and is reflected on our consolidated balance sheets as restricted cash.

Our hotel operating agreements generally provide that, if necessary, we may provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. To the extent we make such additional fundings, our annual minimum returns or minimum rents generally increase by a percentage of the amount we fund. During the year ended December 31, 2015, we funded $88,408 for capital improvements in excess of FF&E reserve fundings available from hotel operations to our hotels as follows:

•

During the year ended December 31, 2015, we funded $3,799 for capital improvements to hotels included in our Marriott No. 1 agreement using cash on hand and borrowings under our unsecured revolving credit facility. We currently expect to fund approximately $3,000 for capital improvements under this agreement during 2016 using cash on hand or borrowings under our unsecured revolving credit facility. As we fund these improvements, the annual minimum return payable to us increases.

•

During the year ended December 31, 2015, we funded $3,500 for capital improvements to hotels included in our Marriott No. 234 agreement using cash on hand and borrowings under our unsecured revolving credit facility. We currently expect to fund approximately $8,000 for capital improvements under this agreement during 2016 using cash on hand or borrowings under our unsecured revolving credit facility. As we fund these improvements, the annual minimum return payable to us increases.

•

During the year ended December 31, 2015, we funded $18,002 for capital improvements to hotels included in our InterContinental agreement using cash on hand and borrowings under our unsecured revolving credit facility.  We currently expect to fund approximately $17,800 for capital improvements under this agreement during 2016 using cash on hand or borrowings under our unsecured revolving credit facility.    As we fund these improvements, the annual minimum return payable to us increases.

•

Our Sonesta management agreement does not require FF&E escrow deposits. Under our Sonesta agreement, we are required to fund capital expenditures made at our hotels.  During the year ended December 31, 2015, we funded $56,649 for renovations and capital improvements to hotels included in our Sonesta agreement using cash on hand and borrowings under our unsecured revolving credit facility. We currently expect to fund approximately $48,000 for capital improvements under this agreement during 2016 using cash on hand or borrowings under our unsecured revolving credit facility.  As we fund these improvements, the annual minimum returns payable to us increase to the extent amounts funded exceed threshold amounts, as defined in our Sonesta agreement.

•

Our Wyndham agreement requires FF&E escrow deposits only if there is excess cash flow after payment of our minimum returns.  No FF&E escrow deposits were required during the year ended December 31, 2015.  During the year ended December 31, 2015, we funded $6,458 for renovations and capital improvements to hotels included in our Wyndham agreement using cash on hand and borrowings under our unsecured revolving credit facility. We currently expect to fund approximately $4,600 for capital improvements under this agreement during 2016 using cash on hand or borrowings under our unsecured revolving credit facility.  As we fund these improvements, the annual minimum return payable to us increases.

Our travel center leases with TA do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non‑structural components. Under all of our leases with TA, TA may request that we purchase qualifying capital improvements to the leased facilities in return for minimum rent increases. However, TA is not obligated to request and we are not obligated to purchase any such improvements. We funded $99,896 for purchases of capital improvements under these lease provisions during the year ended December 31, 2015, resulting in TA’s  annual minimum rent payable to us increasing by $8,491 pursuant to the leases.  We currently expect to fund approximately $150,000 for capital improvements under these agreements during 2016 using cash on hand or borrowings under our unsecured revolving credit facility.

On each of January 15, 2015, April 15, 2015, July 15, 2015 and October 15, 2015, we paid a $0.4453 per share distribution, or $5,166, to our Series D preferred shareholders.  On December 1, 2015, we declared a $0.4453 per share distribution, or $5,166, on our Series D preferred shares of record on December 31, 2015. We paid this amount on January 15, 2016.  We funded these distributions using cash on hand and borrowings under our unsecured revolving credit facility.

On February 24, 2015, we paid a $0.49 per share distribution, or $73,466, to our common shareholders. On May 21, 2015, we paid a $0.50 per share distribution, or $74,981, to our common shareholders.  On August 19, 2015, we paid a $0.50 per share distribution, or $75,743, to our common shareholders.  On November 19, 2015, we paid a $0.50 per share distribution, or $75,774, to our common shareholders.  On January 11, 2016, we declared a $0.50 per share dividend, or $75,774, to our common shareholders of record on January 22, 2016.  We paid this distribution on February 23, 2016. We funded these distributions using cash on hand and borrowings under our unsecured revolving credit facility.

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

In June 2015, in a series of transactions, we purchased from TA 12 travel centers it owned and certain assets it owned at 10 properties TA leased from us for an aggregate purchase price of $227,877. We funded these acquisitions using cash on hand, including net proceeds from the sale of the five TA branded travel centers noted below and borrowings under our unsecured revolving credit facility. We also agreed to purchase from TA five travel centers upon the completion of their development at a purchase price equal to their development costs, including the cost of the land, which costs are estimated to be not more than $118,000 in the aggregate and we agreed to leaseback these development properties to TA under our TA Leases.  We currently expect to complete these acquisitions using cash on hand and borrowings under our unsecured revolving credit facility.

On June 5, 2015, we acquired 5,019,121 shares of class A common stock of RMR Inc. for $55,922, excluding transaction costs. As payment for the RMR Inc. shares, we issued 1,490,000 of our common shares valued at $43,299 and paid the remainder of the purchase price in cash. On December 14, 2015, we distributed 2,515,344 of the RMR Inc. shares we acquired to our shareholders as a special non-cash distribution.

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

On October 30, 2015, we acquired the land and certain improvements at a travel center located in Waterloo, NY we leased from a third party and subleased to TA for $15,000, excluding acquisition related costs.  These assets were added to our lease with TA and TA is now directly leasing these assets from us with rent for these assets now directly paid to us.  We funded this acquisition using cash on hand and the travel center remains leased to TA.

On January 6, 2016, we entered an agreement to acquire one hotel with 221 rooms located in Portland, OR for a purchase price of $114,000.  We currently expect to complete this acquisition in March 2016 using cash on hand and borrowings under our unsecured revolving credit facility.  This acquisition is subject to closing conditions and accordingly, we can provide no assurance that we will acquire this property or that its acquisition will not be delayed or that the terms of the acquisition will not change.

On February 1, 2016, we acquired two extended stay hotels with 262 suites in Cleveland and Westlake, OH for an aggregate purchase price of $12,000.  We funded this acquisition using cash on hand and borrowings under our unsecured revolving credit facility.

On February 3, 2016, we issued $750,000 aggregate principal amount of unsecured senior notes in underwritten public offerings, which included $400,000 aggregate principal amount of 4.25% unsecured senior notes due 2021, and $350,000 aggregate principal amount 5.25% unsecured senior notes due 2026.  Net proceeds from these offerings of $732,288 after original issue discounts and offering expenses were used to repay amounts outstanding under our unsecured revolving credit facility and for general business purposes.

On February 10, 2016,  we gave notice that we would redeem at par plus accrued interest all $275,000 of our 6.30% senior notes due 2016.  We expect to complete this redemption in March 2016 using cash on hand and borrowings under our unsecured revolving credit facility.

In order to fund capital improvements to our properties and acquisitions and to meet cash needs that may result from timing differences between our receipt of returns and rents and our desire or need to pay operating and capital expenses, debt service and distributions, we maintain an unsecured revolving credit facility with a group of institutional investors.

On December 9, 2015, we amended the agreement governing our unsecured revolving credit facility and term loan.  Pursuant to the amendment, the maximum amount of borrowings available under our revolving credit facility increased from $750,000 to $1,000,000.  Our unsecured revolving credit facility and term loan continues to include a feature under which maximum aggregate borrowings may be increased up to $2,300,000 in certain circumstances.  In addition, the amendment to the agreement modifies certain covenants and defined terms, and certain provisions relating to the making of swingline loans and the issuance of letters of credit.

The maturity date of our unsecured revolving credit facility is July 15, 2018 and the maturity date of our $400,000 unsecured term loan is April 15, 2019. Subject to the payment of our extension fee and meeting certain other conditions, we have the option to extend the stated maturity date of our unsecured revolving credit facility by one year to July 15, 2019.  We can borrow, repay and re-borrow funds available under our unsecured revolving credit facility until maturity, and no principal repayment is due until maturity. Our unsecured term loan is prepayable without penalty at any time.  We are required to pay interest on borrowings under our unsecured revolving credit facility at a rate of LIBOR plus a premium, which was 110 basis points per annum as of December 31, 2015. We also pay a facility fee of 20 basis points per annum on the total amount of lending commitments under our unsecured revolving credit facility. The annual interest rate paid on borrowings under our unsecured term loan is LIBOR plus a premium, which was 120 basis points per annum as of December 31, 2015. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings.  As of December 31, 2015 and February 23, 2016, we had $465,000 and zero outstanding and $535,000 and $1,000,000 available under our revolving credit facility, respectively.  As of December 31, 2015, the annual interest rate for the amount outstanding under our revolving credit facility was 1.52%.

As of both December 31, 2015 and February 23, 2016, we had $400,000 outstanding under our unsecured term loan. As of December 31, 2015, the annual interest rate for the amount outstanding under our term loan was 1.44%.

Our agreement for our unsecured revolving credit facility and unsecured term loan provides that, with certain exceptions, a subsidiary of ours is required to guaranty our obligations under the unsecured revolving credit facility and unsecured term loan only if that subsidiary has separately incurred debt (other than nonrecourse debt), within the meaning specified in the agreement, or provided a guarantee of debt incurred by us or any of our other subsidiaries.

Our term debt maturities (other than our unsecured revolving credit facility and unsecured term loan) as of December 31, 2015 were as follows: $275,000 in 2016, $300,000 in 2017, $350,000 in 2018, $500,000 in 2022, $300,000 in 2023, $350,000 in 2024, $350,000 in 2025 and $8,478 in 2027.

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

We expect to use cash on hand, the cash flow from our operations, borrowings under our unsecured revolving credit facility, net proceeds from any property sales and net proceeds of offerings of equity or debt securities to fund future debt maturities, property acquisitions and improvements and other general business purposes.

When significant amounts are outstanding for an extended period of time under our unsecured revolving credit facility and as the maturity dates of our unsecured revolving credit facility and term debts approach, we currently expect to explore alternatives for the repayment of amounts due or renewal or extension of the maturity dates. Such alternatives may include incurring additional debt, issuing new equity securities and selling properties. We have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities. We may also seek to participate in joint ventures or other arrangements that may provide us additional sources of financings.  Although we have not historically done so, we may also assume mortgage debt on properties we may acquire or obtain mortgage financing on our existing properties.

While we believe we will have access to various types of financings, including debt or equity, to fund our future acquisitions and to pay our debts and other obligations, there can be no assurance that we will be able to complete any debt or equity offerings or what our cost of any future public or private financings will not increase.

As of December 31, 2015, our contractual obligations were as follows (dollars in thousands):

	Payment due by period
		Less than			More than
Contractual Obligations	Total	1 year	1 - 3 years	3 - 5 years	5 years
Long-term debt obligations(1)	$3,298,478	$275,000	$1,115,000	$400,000	$1,508,478
Ground lease obligations(2)	99,975	11,211	19,577	13,074	56,113
Security deposits(3)	53,579	—	—	—	53,579
Capital improvements(4)	231,400	231,400	—	—	—
Purchase obligations(5)	130,000	12,000	118,000	—	—
Projected interest expense(6)	698,644	133,235	208,451	143,276	213,682
Total	$4,512,076	$662,846	$1,461,028	$556,350	$1,831,852

(1)

Holders of our convertible senior notes ($8,478 due in 2027) may require us to repurchase all or a portion of the notes on March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events. The amounts in the table reflect these notes in the “More than 5 years” category based on the stated maturity date of these notes. On February 10, 2016 we gave notice that we would redeem at par plus accrued interest all $275,000 of our 6.30% senior notes due 2016. We expect to complete this redemption in March 2016.

(2)

14 of our hotels and 17 of our travel centers are on land leased partially or in its entirety. In each case the ground lessors are unrelated to us. Pursuant to the terms of our management agreements and leases, payments of ground lease obligations are generally made by our managers or tenants. However, if a manager or tenant fails to perform obligations under a ground lease or elects not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected hotel or travel center.  We have included the future rent expense under these ground leases in the table above.

(3)

Represents the security deposit balance as of December 31, 2015. We may draw upon security deposits to cover any rent or return shortfalls thereby decreasing the potential obligation to repay some of these deposits.

(4)	Represents amounts we expect to fund for capital improvements to our hotels in excess of amounts available in FF&E reserves and to our travel centers as of December 31, 2015.
(5)

Represents the purchase price for two extended stay hotels in Cleveland, OH and Westlake, OH for $12,000.  We acquired these hotels in February 2016. The “1-3 years” category includes our commitment to acquire five travel center sites being developed by TA.  Also, on January 6, 2016, we agreed to acquire one hotel for $114,000.  This amount is not included in the table above.

(6)

Projected interest expense is interest attributable to only debt obligations listed above at existing rates as of December 31, 2015 and is not intended to project future interest costs which may result from debt prepayments, additional borrowings under our revolving credit facility, new debt issuances or changes in interest rates.

In addition to the amounts discussed above, we also have business and property management agreements with continuing 20 year terms, which require us to pay management fees to RMR LLC. See Note  9 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Off Balance Sheet Arrangements

As of December 31, 2015, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

Our debt obligations at December 31, 2015, consist of outstanding borrowings under our $1,000,000 unsecured revolving credit facility, our $400,000 unsecured term loan and $2,433,478 of publicly issued unsecured term debt and convertible notes. Our publicly issued unsecured term debt and convertible notes are governed by two indentures and related supplements. These indentures and related supplements and our revolving credit facility and term loan agreement contain a number of financial ratio covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, and require us to maintain various financial ratios and our revolving credit facility and term loan agreement restrict our ability to make distributions under certain circumstances. Our revolving credit facility and term loan agreement provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR LLC ceasing to act as our business manager.  As of December 31, 2015, we believe we were in compliance with all of the covenants under our indentures and their supplements and our unsecured revolving credit facility and unsecured term loan agreement.

Neither our indentures and their supplements nor our agreements governing our unsecured revolving credit facility and unsecured term loan contain provisions for acceleration which could be triggered by our debt ratings. However, under our unsecured revolving credit facility and unsecured term loan agreement, our highest senior unsecured debt rating is used to determine the fees and interest rates we pay. Accordingly, if that debt rating is downgraded by certain credit rating agencies, our interest expense and related costs under our unsecured revolving credit facility and unsecured term loan would increase.

Our public debt indentures and their supplements contain cross default provisions to any other debt of $20,000 or more ($50,000 or more in the case of our indenture and its supplements entered into in February 2016). Similarly, our revolving credit facility and term loan agreement has cross default provisions to other indebtedness that is recourse of $25,000 or more and indebtedness that is non-recourse of $75,000 or more.

Related Person Transactions (dollars in thousands)

We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them.  For example, we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to management agreements and RMR Inc. is the managing member of RMR LLC.  ABP Trust, which is owned by our Managing Trustees, is the controlling shareholder of RMR Inc.  We own shares of class A common stock of RMR Inc.  We also have relationships and historical and continuing transactions with other companies to which RMR LLC provides management services and which have trustees, directors and officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc., including: TA, which is our former subsidiary and our largest tenant and of which we are the largest shareholder; Sonesta, which is owned by our Managing Trustees and which manages several of our hotels; and AIC, of which we, ABP Trust, TA and four other companies to which RMR LLC provides management services each owns approximately 14.3%.  We and the other six shareholders of AIC participate in a combined property insurance program arranged and reinsured in part by AIC.  For further information about these and other such relationships and related person transactions, please see Note 9 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which is incorporated herein by reference, our other filings with the SEC and our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders to be filed within 120 days after the close of the fiscal year ended December 31, 2015.  For more information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, please see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward Looking Statements” and Part I, Item 1, “Business” and Part 1, Item 1A “Risk Factors.”  Our filings with the SEC and copies of certain of our agreements with these related parties, including our business management agreement and property management agreement with RMR LLC, various agreements we have entered with TA and Sonesta and our shareholders agreement with AIC and its six other shareholders, are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov.  We may engage in additional transactions with related persons, including businesses to which RMR LLC or its affiliates provide management services.

Critical Accounting Policies

Our critical accounting policies are those that will have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and estimates are consistently applied and produce financial information that fairly presents our results of operations. Our most critical accounting policies involve our investments in real property. These policies affect our:

•	variable interest entities;
•	allocation of purchase prices between various asset categories and the related impact on the recognition of depreciation and amortization expenses;
•	assessment of the carrying values and impairments of real estate, intangible assets and equity investments;
•	classification of leases and the related impact on the recognition of rental income; and
•	income taxes.

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

We periodically evaluate our equity investments for possible indicators of other than temporary impairment whenever events or changes in circumstances indicate the carrying amount of the investment might not be recoverable. These indicators may include the length of time and degree to which the market value of our investment is below our cost basis, the financial condition of the issuer, our intent and ability to be a long term holder of the investment and other considerations.  If the decline in fair value is judged to be other than temporary, we may record an impairment charge to adjust the basis of the investment to its fair value.

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

We account for income taxes in accordance with the Income Taxes Topic of the Codification. Under this Topic, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We establish valuation allowances to reduce deferred tax assets to the amounts that are expected to be realized when necessary. We have elected to be taxed as a REIT under the IRC and are generally not subject to federal and state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. Despite our qualification for taxation as a REIT, we are subject to income tax in Canada, Puerto Rico and in certain states. Further, we lease our managed hotels to our wholly owned TRSs that, unlike most of our subsidiaries, are generally subject to federal, state and foreign income tax. Our consolidated income tax provision (or benefit) includes the income tax provision (or benefit) related to the operations of the TRSs and state and foreign income taxes incurred by us despite our qualification for taxation as a REIT. The Income Taxes Topic also prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Tax benefits are recognized only to the extent that it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. Tax returns filed for the 2012 through 2015 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.

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

Property Management Agreements, Leases and Operating Statistics

As of December 31, 2015,  300 of our hotels are included in one of seven portfolio agreements and two hotels are not included in a portfolio and are leased to hotel operating companies. Our 193 travel centers are leased under five portfolio agreements. Our hotels are managed by or leased to separate affiliates of hotel operating companies including Marriott, InterContinental, Sonesta, Wyndham, Hyatt, Carlson and Morgans under nine agreements. Our 193 travel centers are leased to and operated by TA under five agreements.

The table and related notes on pages 83 to 87 summarize significant terms of our leases and management agreements as of December 31, 2015. The tables on pages 83 and 88 also include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include coverage of our minimum returns or minimum rents and occupancy, ADR and RevPAR for our hotel properties. We consider these statistics and the management agreement or lease security features also presented in the tables on the following pages, to be important measures of our managers’ and tenants’ success in operating our properties and their ability to continue to pay us. However, none of this third party reported information is a direct measure of our financial performance and we have not independently verified this data.

					Rent / Return Coverage (3)
		Number of		Annual	Twelve Months Ended
Operating Agreement	Number of	Rooms /		Minimum	December 31,
Reference Name	Properties	Suites	Investment (1)	Return/Rent (2)	2015	2014
Marriott (No. 1) (4)	53	7,610	$688,500	$68,356	1.33x	1.16x
Marriott (No. 234) (5)	68	9,120	1,000,439	106,243	1.08x	0.97x
Marriott (No. 5) (6)	1	356	90,078	10,116	0.55x	0.37x
Subtotal / Average Marriott	122	17,086	1,779,017	184,715	1.14x	1.01x
InterContinental (7)	93	14,182	1,563,641	151,218	1.20x	1.08x
Sonesta(8)	31	5,831	1,084,693	82,338	0.67x	0.57x
Wyndham (9)	22	3,579	381,915	27,976	0.91x	0.72x
Hyatt (10)	22	2,724	301,942	22,037	1.12x	0.91x
Carlson (11)	11	2,090	209,895	12,920	1.32x	1.04x
Morgans (12)	1	372	120,000	7,595	1.18x	1.00x
Subtotal / Average Hotels	302	45,864	5,441,103	488,799	1.07x	0.94x
TA (No. 1) (13)	39	N/A	631,147	48,862	(18)	1.74x
TA (No. 2) (14)	38	N/A	605,140	47,229	(18)	1.85x
TA (No. 3) (15)	38	N/A	589,798	50,077	(18)	2.02x
TA (No. 4) (16)	38	N/A	527,861	46,680	(18)	1.93x
TA (No. 5) (17)	40	N/A	830,966	64,875	(18)	1.78x
Subtotal / Average TA	193	N/A	3,184,912	257,723	(18)	1.85x
Total / Average	495	45,864	$8,626,015	$746,522	(18)	1.24x

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

(3)

We define coverage as combined total property level revenues minus the required FF&E reserve escrows, if any, and all property level expenses which are not subordinated to minimum returns and minimum rent payments to us (which data is provided to us by our managers or tenants), divided by the minimum return or minimum rent payments due to us. Coverage amounts for our Sonesta, InterContinental and TA Nos. 1, 2, 3 and 4 agreements include data for periods prior to our ownership or leasing of certain properties.

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

We originally held a security deposit of $64,700 under this agreement to cover shortfalls in the payment of our minimum return.  As of December 31,  2015,  the available balance of this security deposit was $6,252.  This security deposit may be replenished from future cash flows from these hotels in excess of our minimum return and certain management fees.  Marriott has also provided us with a $40,000 limited guaranty for payment shortfalls up to 90% of our minimum return, which expires in 2019.  As of December 31,  2015, the available Marriott guaranty was $30,672.

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

(7)

We lease 92 InterContinental branded hotels (19 Staybridge Suites®, 61 Candlewood Suites®, two InterContinental®,  seven Crowne Plaza® and three Holiday Inn® hotels) in 27 states in the U.S. and Ontario, Canada to one of our TRSs.  These 92 hotels are managed by subsidiaries of InterContinental under a combination management agreement.  We lease one additional InterContinental® branded hotel in Puerto Rico to a subsidiary of InterContinental. The annual minimum return amount presented in the table on page 83 includes $7,899 of minimum rent related to the leased Puerto Rico hotel.  The management agreement and the lease expire in 2036; InterContinental has two renewal options for 15 years each for all, but not less than all, of the hotels.

We originally held a security deposit of $73,872 under this agreement to cover shortfalls in the payment of our minimum return and rent.  As of December 31,  2015, the balance of this security deposit was $47,216.  This security deposit may be replenished and increased up to $100,000 from future cash flows from these hotels in excess of our minimum return and rent and certain management fees.    Under this agreement, InterContinental is required to maintain a minimum security deposit of $37,000.

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

(9)

We lease our 22 Wyndham branded hotels (six Wyndham Hotels and Resorts® and 16 Hawthorn Suites® hotels) in 14 states to one of our TRSs.  The hotels are managed by a subsidiary of Wyndham under a combination management agreement which expires in 2038; Wyndham has two renewal options for 15 years each for all, but not less than all, of the hotels.  We also lease 48 vacation units in one of the hotels to Wyndham Vacation under a lease that expires in 2037; Wyndham Vacation has two renewal options for 15 years each for all, but not less than all, of the vacation units.  The lease is guaranteed by Wyndham and provides for rent increases of 3% per annum. The annual minimum return amount presented in the table on page 83 includes $1,366 of minimum rent related to the Wyndham Vacation lease.

We had a guaranty of $35,656 under this agreement to cover payment shortfalls of our minimum return, subject to an annual payment limit of $17,828.  As of December 31,  2015, the available Wyndham guaranty was $4,008.  This guaranty expires in 2020.

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

We originally had a guaranty of $50,000 under this agreement to cover payment shortfalls of our minimum return.  As of December 31,  2015, the available Hyatt guaranty was $14,712.  The guaranty is limited in amount but does not expire in time and may be replenished from future cash flows from the hotels in excess of our minimum return.

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

We originally had a limited guaranty of $40,000 under this agreement to cover payment shortfalls of our minimum return.  As of December 31,  2015, the available Carlson guaranty was $25,037.  The guaranty is limited in amount but does not expire in time and may be replenished from future cash flows from the hotels in excess of our minimum return.

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

(13)

We lease 39 travel centers (36 TravelCenters of America® branded travel centers and three Petro Stopping Centers® branded travel centers) in 29 states to a subsidiary of TA under a lease that expires in 2029; TA has two renewal options for 15 years each for all, but not less than all, of these travel centers.  In addition to the payment of our minimum rent, beginning in 2016, this lease provides for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2015 non-fuel revenues). TA’s previously deferred rent of $27,421 is due at the expiration of the initial term of this lease. This lease is guaranteed by TA.

(14)

We lease 38 travel centers (37 TravelCenters of America® branded travel centers and one Petro Stopping Centers® branded travel centers) in 27 states to a subsidiary of TA under a lease that expires in 2028; TA has two renewal options for 15 years each for all, but not less than all, of these travel centers.  In addition to the payment of our minimum rent, beginning in 2016, this lease provides for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2015 non-fuel revenues). TA’s previously deferred rent of $29,107 is due at the expiration of the initial term of this lease. This lease is guaranteed by TA.

(15)

We lease 38 TravelCenters of America® branded travel centers in 29 states to a subsidiary of TA under a lease that expires in 2026; TA has two renewal options for 15 years each for all, but not less than all, of these travel centers.  In addition to the payment of our minimum rent, beginning in 2016, this lease provides for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2015 non-fuel revenues). TA’s previously deferred rent of $29,324 is due at the expiration of the initial term of this lease. This lease is guaranteed by TA.

(16)

We lease 38 travel centers (36 TravelCenters of America® branded travel centers and two Petro Stopping Centers® branded travel centers) in 28 states to a subsidiary of TA under a lease that expires in 2030; TA has two renewal options for 15 years each for all, but not less than all, of these travel centers.  The annual minimum rent amount for our TA No. 4 agreement includes approximately $2,103 of ground rent paid by TA for a property we lease and sublease to TA. In addition to the payment of our minimum rent, beginning in 2016, this lease provides for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2015 non-fuel revenues). TA’s previously deferred rent of $21,233 is due at the expiration of the initial term of this lease. This lease is guaranteed by TA.

(17)

We lease 40 Petro Stopping Centers® branded travel centers in 25 states to a subsidiary of TA under a lease that expires in 2024; TA has two renewal options for 15 years each for all, but not less than all, of these travel centers.  In addition to the payment of our minimum rent, this lease provides for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2012 non-fuel revenues).  We have agreed to waive payment of the first $2,500 of percentage rent that may become due under the TA No. 5 agreement. We have waived an aggregate of $2,128 of percentage rent as of December 31, 2015.  TA’s previously deferred rent of $42,915 is due at the expiration of this lease. This lease is guaranteed by TA.

(18)	Data for the twelve months ended December 31, 2015 is currently not available from our tenant, TA.

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

		No. of
	No. of	Rooms /	Fourth Quarter			Year to Date
	Hotels	Suites	2015	2014	Change	2015	2014	Change
ADR
Marriott (No. 1)	53	7,610	$123.69	$118.10	4.7%	$127.86	$120.56	6.1%
Marriott (No. 234)	68	9,120	123.69	119.15	3.8%	126.60	118.22	7.1%
Marriott (No. 5)	1	356	239.46	213.94	11.9%	239.62	220.88	8.5%
Subtotal / Average Marriott	122	17,086	126.48	121.04	4.5%	129.85	121.73	6.7%
InterContinental (1)	93	14,182	109.19	103.26	5.7%	109.57	102.40	7.0%
Sonesta (1)	31	5,831	138.41	138.12	0.2%	141.49	137.61	2.8%
Wyndham	22	3,579	99.28	92.15	7.7%	98.12	88.94	10.3%
Hyatt	22	2,724	102.35	99.03	3.4%	106.09	100.54	5.5%
Carlson	11	2,090	101.26	94.10	7.6%	107.29	98.11	9.4%
Morgans	1	372	262.24	250.91	4.5%	268.98	255.55	5.3%
All Hotels Total / Average	302	45,864	$118.70	$113.61	4.5%	$120.93	$113.47	6.6%

OCCUPANCY
Marriott (No. 1)	53	7,610	66.5%	65.2%	1.3 pts	71.0%	69.9%	1.1 pts
Marriott (No. 234)	68	9,120	72.0%	70.2%	1.8 pts	75.4%	74.5%	0.9 pts
Marriott (No. 5)	1	356	80.6%	80.4%	0.2 pts	84.8%	85.1%	-0.3 pts
Subtotal / Average Marriott	122	17,086	69.7%	68.2%	1.5 pts	73.6%	72.7%	0.9 pts
InterContinental (1)	93	14,182	77.5%	77.8%	-0.3 pts	82.2%	82.0%	0.2 pts
Sonesta (1)	31	5,831	60.0%	62.0%	-2.0 pts	66.8%	63.3%	3.5 pts
Wyndham	22	3,579	63.9%	65.3%	-1.4 pts	70.1%	68.8%	1.3 pts
Hyatt	22	2,724	77.3%	69.8%	7.5 pts	79.3%	76.7%	2.6 pts
Carlson	11	2,090	68.4%	68.5%	-0.1 pts	73.4%	72.5%	0.9 pts
Morgans	1	372	87.5%	88.8%	-1.3 pts	91.3%	91.1%	0.2 pts
All Hotels Total / Average	302	45,864	71.0%	70.4%	0.6 pts	75.6%	74.5%	1.1 pts

RevPAR
Marriott (No. 1)	53	7,610	$82.25	$77.00	6.8%	$90.78	$84.27	7.7%
Marriott (No. 234)	68	9,120	89.06	83.64	6.5%	95.46	88.07	8.4%
Marriott (No. 5)	1	356	193.00	172.01	12.2%	203.20	187.97	8.1%
Subtotal / Average Marriott	122	17,086	88.16	82.55	6.8%	95.57	88.50	8.0%
InterContinental (1)	93	14,182	84.62	80.34	5.3%	90.07	83.97	7.3%
Sonesta (1)	31	5,831	83.05	85.63	-3.0%	94.52	87.11	8.5%
Wyndham	22	3,579	63.44	60.17	5.4%	68.78	61.19	12.4%
Hyatt	22	2,724	79.12	69.12	14.5%	84.13	77.11	9.1%
Carlson	11	2,090	69.26	64.46	7.4%	78.75	71.13	10.7%
Morgans	1	372	229.46	222.81	3.0%	245.58	232.81	5.5%
All Hotels Total / Average	302	45,864	$84.28	$79.98	5.4%	$91.42	$84.54	8.1%

(1)	Operating data includes data for periods prior to our ownership of certain hotels.

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

Seasonality

Our hotels and travel centers have historically experienced seasonal differences typical of their industries with higher revenues in the second and third quarters of calendar years compared with the first and fourth quarters.  Most of our management agreements and leases require our managers and tenants to make the substantial portion of our return and rent payments to us in equal amounts throughout the year.  So long as guarantees and security deposits are available to supplement earnings shortfalls at these properties, this seasonality is not expected to cause material fluctuations in our income or cash flow from these properties.  If and as guarantees and security deposits which secure the minimum rents and returns due to us are exhausted our financial results may begin to reflect more of the seasonality of the industries in which our tenants and managers operate.  The return payments to us under certain of our management agreements depend exclusively upon earnings at these properties.  Accordingly, our income and cash flow from these properties reflect the seasonality of the hotel industry.

Impact of Climate Change

The current political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase in the future. Regardless, we do not expect the direct impact of any energy increases to be material to our results of operations, because the increased costs either would be the responsibility of our tenants or managers directly or, in the longer term, passed through and paid by customers of our properties, although increased cost incurred by our managers may affect their ability to pay us our minimum rents or returns and may prevent or reduce any additional returns we may receive. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition or the financial condition of our tenants or managers and their ability to pay rent or returns to us. There have recently been severe weather activities in different parts of the country that some observers believe evidence global climate change. Such severe weather that may result from climate change may have an adverse effect on individual properties we own. We mitigate these risks by owning a geographically diversified portfolio of properties and by procuring insurance coverage we believe adequate to protect us from material damages and losses from such activities. However, there can be no assurance that our mitigation efforts will be sufficient or that storms that may occur due to future climate change or otherwise could not have a material adverse effect on our business.

Non‑GAAP Measures

We provide below calculations of our FFO and Normalized FFO available for common shareholders for the years ended December 31, 2015, 2014 and 2013. These measures should be considered in conjunction with net income, net income available for common shareholders, operating income and cash flow from operating activities as presented in our consolidated statements of comprehensive income and consolidated statements of cash flows. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, net income available to common shareholders, operating income or cash flow from operating activities determined in accordance with GAAP or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. Other REITs and real estate companies may calculate FFO and Normalized FFO for common shareholders differently than we do.

Funds From Operations for Common Shareholders and Normalized Funds From Operations for Common Shareholders

We calculate FFO and Normalized FFO for common shareholders as shown below.  FFO available for common shareholders is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income available for common shareholders, calculated in accordance with GAAP, excluding any gain or loss on sale of properties, loss on impairment of real estate assets, plus real estate depreciation and amortization, as well as certain other adjustments currently not applicable to us.  Our calculation of Normalized FFO for available common shareholders differs from NAREIT’s definition of FFO for available common shareholders because we include estimated percentage rent in the period to which we estimate that it relates rather than when it is recognized as income in accordance with GAAP and includes business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP and exclude acquisition related costs, excess liquidation preference over carrying value of preferred shares redeemed, loss on distribution to common shareholders of RMR Inc. common stock, loss on early extinguishment of debt and the deferred income tax benefit described below.  We consider FFO for available common shareholders and Normalized FFO for available common shareholders to be appropriate measures of operating performance for a REIT, along with net income, net income available for common shareholders, operating income and cash flow from operating activities.  We believe that FFO available for common shareholders and Normalized FFO available for common shareholders provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO available for common shareholders and Normalized FFO available for common shareholders may facilitate a comparison of our operating performance between periods and with other REITs.  FFO available for common shareholders and Normalized FFO available for common shareholders are among the factors considered by our Board of Trustees when determining the amount of our distributions to shareholders.  Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our revolving credit facility and term loan agreement and public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance, and our expected needs for and availability of cash to pay our obligations. FFO available for common shareholders and Normalized FFO available for common shareholders do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, net income available for common shareholders, operating income, or cash flow from operating activities determined in accordance with GAAP or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs.  These measures should be considered in conjunction with net income, net income available for common shareholders, operating income, and cash flow from operating activities as presented in our consolidated statements of comprehensive income and consolidated statements of cash flows.  Other REITs and real estate companies may calculate FFO available for common shareholders and Normalized FFO available for common shareholders differently than we do.

Our calculations of FFO and Normalized FFO for the years ended December 31, 2015,  2014 and 2013 and reconciliations of FFO and Normalized FFO to net income available for common shareholders, the most directly comparable financial measure under GAAP reported in our consolidated financial statements, appear in the following table.

		For the Year Ended December 31,
		2015	2014	2013
Net income available for common shareholders		$145,754	$176,521	$100,992
Add (Less):	Depreciation and amortization expense	329,776	315,878	299,323
	Loss on real estate impairment			8,008
	Gain on sale of real estate	(11,015)	(130)
FFO available for common shareholders		464,515	492,269	408,323
Add (Less):	Acquisition related costs	2,375	239	3,273
	Excess of liquidation preference over carrying value of preferred shares redeemed	-	-	5,627
	Loss on distribution to common shareholders of The RMR Group Inc. common stock	36,773	-	-
	Loss on early extinguishment of debt	-	855	-
	Deferred income tax benefit	-		(6,868)
Normalized FFO available for common shareholders		$503,663	$493,363	$410,355

Weighted average shares outstanding (basic)		150,709	149,652	137,421
Weighted average shares outstanding (diluted)		151,002	149,817	137,514

Basic and diluted per common share amounts:
	FFO available for common shareholders (basic)	$3.08	$3.29	$2.97
	FFO available for common shareholders (diluted)	$3.08	$3.29	$2.97
	Normalized FFO available for common shareholders (basic)	$3.34	$3.30	$2.99
	Normalized FFO available for common shareholders (diluted)	$3.34	$3.29	$2.98
Distributions declared per share		$1.99	$1.95	$1.89

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

At December 31, 2015, our outstanding publicly tradable debt consisted of seven issues of fixed rate, senior unsecured notes and one issue of fixed rate, convertible senior notes, as follows:

	Principal	Annual Interest	Annual Interest		Interest Payments
Debt	Balance	Rate	Expense	Maturity	Due
Unsecured Notes	$275,000	6.30%	17,325	2016 (1)	Semi-Annually
Unsecured Notes	300,000	5.63%	16,875	2017	Semi-Annually
Unsecured Notes	350,000	6.70%	23,450	2018	Semi-Annually
Unsecured Notes	500,000	5.00%	25,000	2022	Semi-Annually
Unsecured Notes	300,000	4.50%	13,500	2023	Semi-Annually
Unsecured Notes	350,000	4.65%	16,275	2024	Semi-Annually
Unsecured Notes	350,000	4.50%	15,750	2025	Semi-Annually
Convertible unsecured notes	8,478	3.80%	322	2027 (2)	Semi-Annually
	$2,433,478		$128,497

(1)	On February 10, 2016 we gave notice that we would redeem at par plus accrued interest all $275,000 of our 6.30% senior notes due 2016. We expect to complete this redemption in March 2016.
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

Except as described in notes 1 and 2 to the table above, no principal repayments are due under these notes until maturity. Because these notes bear interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are 100 basis points higher than the rates shown above, our per annum interest cost would increase by approximately $24,335. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2015, and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point increase in interest rates would change the fair value of those debt obligations by approximately $81,872. Changes in the trading price of our common shares may also affect the fair value of our convertible senior notes.

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

At December 31, 2015, our floating rate debt consisted of $465,000 outstanding under our $1,000,000 unsecured revolving credit facility and our $400,000 unsecured term loan. The maturity date of our unsecured revolving credit facility is July 15, 2018, and subject to our meeting certain conditions, including our payment of an extension fee, we have the option to extend the stated maturity by one year to July 15, 2019. The maturity date of our unsecured term loan is April 15, 2019. No principal repayments are required under our revolving credit facility prior to maturity, and repayments may be made, and redrawn subject to conditions at any time without penalty.  No principal prepayments are required under our term loan prior to maturity and repayments may be made subject to conditions at any time without penalty, but after amounts outstanding under our unsecured term loan are repaid, amounts may not be redrawn. Borrowings under our unsecured revolving credit facility and unsecured term loan are in U.S. dollars and require annual interest at LIBOR plus premiums that are subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR.  In addition, upon renewal or refinancing of our unsecured revolving credit facility or our unsecured term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of this floating rate debt but would affect our operating results.

The following table presents the impact a 100 basis points increase in interest rates would have on our annual floating rate interest expense as of December 31, 2015:

	Impact of Increase in Interest Rates
	Interest Rate Per Year(1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact(2)
At December 31, 2015	1.49%	$865,000	$12,889	$0.09
100 basis point increase	2.49%	$865,000	$21,539	$0.14

(1)	Weighted average based on the interest rates and the respective outstanding borrowings as of December 31, 2015.
(2)	Based on diluted weighted average shares outstanding for the year ending December 31, 2015.

The following table presents the impact that a 100 basis point increase in interest rates would have on our annual floating rate interest expense at December 31, 2015 if we were fully drawn on our unsecured revolving credit facility and our unsecured term loan remained outstanding:

	Impact of Increase in Interest Rates
	Interest Rate Per Year(1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact(2)
At December 31, 2015	1.50%	$1,400,000	$21,000	$0.14
100 basis point increase	2.50%	$1,400,000	$35,000	$0.23

(1)	Weighted average based on the interest rates and the respective outstanding borrowings (assuming fully drawn) as of December 31, 2015.
(2)	Based on diluted weighted average shares outstanding for the year ending December 31, 2015.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, our President and Chief Operating Officer and our Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a‑15 and 15d‑15. Based upon that evaluation, our Managing Trustees, our President and Chief Operating Officer and our Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on our assessment, we believe that, as of December 31, 2015 our internal control over financial reporting is effective.

Ernst & Young LLP, the independent registered public accounting firm that audited our 2015 consolidated financial statements included in this Annual Report on Form 10‑K, has issued an attestation report on our internal control over financial reporting. Its report appears elsewhere herein.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

We have a Code of Conduct that applies to all our representatives, including our officers and Trustees and employees of RMR LLC. Our Code of Conduct is posted on our website, www.hptreit.com. A printed copy of our Code of Conduct is also available free of charge to any person who requests a copy by writing to: Secretary, Hospitality Properties Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, MA 02458‑1634. We intend to disclose any amendments or waivers to our Code of Conduct applicable to our principal executive officer, principal financial officer, principal accounting officer or controller (or any person performing similar functions) on our website.

The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement.

Item 11.  Executive Compensation

The information required by Item 11 is incorporated by reference to our definitive Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information.  We may grant our common shares to our officers and other employees of RMR LLC under our equity compensation plan adopted in 2012, or the 2012 Plan. In addition, each of our Trustees receives common shares under the 2012 Plan as part of his or her annual compensation for serving as a trustee. The terms of grants made under the 2012 Plan are determined by the Compensation Committee of our Board of Trustees at the time of the grant. The following table is as of December 31, 2015.

Number of securities
remaining available for
	Number of securities to	Weighted‑average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders—2012 Plan	None.	None.	2,656,438(1)
Equity compensation plans not approved by security holders	None.	None.	None.
Total	None.	None.	2,656,438(1)

(1)	Consists of shares available for issuance pursuant to the terms of the 2012 Plan. Share awards that are repurchased or forfeited will be added to the shares available for issuance under the 2012 Plan.

Payments by us to RMR LLC and RMR LLC employees are described in Note 4 and Note 9 to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10‑K. The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.

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

Significant Tenant

TA is our former subsidiary and is the lessee of 37% of our real estate properties, at cost, as of December 31, 2015.

Financial information about TA may be found on the SEC’s website by entering TA’s name at http://www.sec.gov/edgar/searchedgar/companysearch.html. Reference to TA’s financial information on this external website is presented to comply with applicable accounting regulations of the SEC. Except for such financial information contained therein as is required to be included herein under such regulations, TA’s public filings and other information located in external websites are not incorporated by reference into these financial statements. See Note 9 to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K  for further information relating to our leases with TA.

(b)Exhibits

Exhibit Number	Description

3.1

Composite Copy of Amended and Restated Declaration of Trust, dated as of August 21, 1995, as amended to date. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

3.2	Articles Supplementary, dated as of January 13, 2012. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 13, 2012.)
3.3	Amended and Restated Bylaws of the Company, adopted August 7, 2015. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.)
4.2	Form of 7.125% Series D Cumulative Redeemable Preferred Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)
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

4.12	Indenture, dated as of February 3, 2016, between the Company and U.S. Bank National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 3, 2016.)
4.13

First Supplemental Indenture, dated as of February 3, 2016, between the Company and U.S. Bank National Association, relating to the Company’s 4.25% Senior Notes due 2021, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 3, 2016.)

4.14

Second Supplemental Indenture, dated as of February 3, 2016, between the Company and U.S. Bank National Association, relating to the Company’s 5.25% Senior Notes due 2026, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 3, 2016.)

4.15

Registration Rights and Lock-Up Agreement, dated as of June 5, 2015, among the Company, ABP Trust, Barry M. Portnoy and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)
10.1

Transaction Agreement, dated as of June 5, 2015, among the Company, The RMR Group LLC (f/k/a Reit Management & Research LLC), ABP Trust (f/k/a Reit Management & Research Trust) and The RMR Group Inc. (f/k/a Reit Management & Research Inc.).  (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

10.2

Second Amended and Restated Business Management Agreement, dated as of June 5, 2015, between the Company and The RMR Group LLC. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

10.3

Second Amended and Restated Property Management Agreement, dated as of June 5, 2015, between the Company and The RMR Group LLC. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

10.4	Summary of Trustee Compensation. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)
10.5	The Company’s 1995 Incentive Share Award Plan. (+) (Incorporated by reference to the Company’s Registration Statement on Form S-11/A (Pre-effective Amendment No. 2), File No. 33-92330.)

10.6

Amendment to the Company’s 1995 Incentive Share Award Plan, effective as of May 30, 2003. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File Number 001-11527.)

10.7

The Company’s 2003 Incentive Share Award Plan, effective as of May 30, 2003. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, File Number 001-11527.)

10.8	First Amendment to 2003 Incentive Share Award Plan. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)
10.9	2012 Equity Compensation Plan. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 9, 2012.)
10.10	First Amendment to 2012 Equity Compensation Plan. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)
10.11	Form of Restricted Share Agreement. (+) (Incorporated by reference to the Company's Current Report on Form 8-K dated September 21, 2010.)
10.12	Form of Restricted Share Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)
10.13	Form of Restricted Share Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)
10.14	Form of Indemnification Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)
10.15

Amended and Restated Credit Agreement, dated as of January 8, 2014, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 6, 2014.)

10.16

First Amendment to Amended and Restated Credit Agreement, dated as of December 9, 2015, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 9, 2015.)

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

10.19	Pooling Agreement, dated April 23, 2012, as updated through February 1, 2016, between Sonesta International Hotels Corporation and Cambridge TRS, Inc. (Filed herewith.)

10.20	First Amendment to Pooling Agreement, dated May 31, 2012, between Sonesta International Hotels Corporation and Cambridge TRS, Inc. (Filed herewith.)
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

10.24

Letter Agreement, dated January 4, 2016, between the Company and Sonesta International Hotels Corporation. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 4, 2016.)

10.25

Transaction Agreement, dated as of June 1, 2015, among the Company, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TravelCenters of America Holding Company LLC, TA Leasing LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 1, 2015.)

10.26

Amended and Restated Lease No. 1, dated June 9, 2015, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 9, 2015.)

10.27

Guaranty Agreement, dated June 9, 2015, among TravelCenters of America LLC and TravelCenters of America Holding Company LLC for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (relating to Amended and Restated Lease No. 1). (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 9, 2015.)

10.28

Amended and Restated Lease No. 2, dated June 9, 2015, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 9, 2015.)

10.29

First Amendment to Amended and Restated Lease Agreement No. 2, dated June 16, 2015, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 16, 2015.)

10.30

Second Amendment to Amended and Restated Lease Agreement No. 2, dated June 23, 2015, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 23, 2015.)

10.31

Third Amendment to Amended and Restated Lease Agreement No. 2, dated September 23, 2015, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 23, 2015.)

10.32

Guaranty Agreement, dated June 9, 2015, among TravelCenters of America LLC and TravelCenters of America Holding Company LLC for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (relating to Amended and Restated Lease No. 2). (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 9, 2015.)

10.33

Amended and Restated Lease No. 3, dated June 9, 2015, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 9, 2015.)

10.34

First Amendment to Amended and Restated Lease Agreement No. 3, dated September 23, 2015, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 23, 2015.)

10.35

Guaranty Agreement, dated June 9, 2015, among TravelCenters of America LLC and TravelCenters of America Holding Company LLC for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (relating to Amended and Restated Lease No. 3). (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 9, 2015.)

10.36

Amended and Restated Lease No. 4, dated June 9, 2015, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 9, 2015.)

10.37

First Amendment to Amended and Restated Lease Agreement No. 4, dated June 16, 2015, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 16, 2015.)

10.38

Second Amendment to Amended and Restated Lease Agreement No. 4, dated June 23, 2015, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 23, 2015.)

10.39

Third Amendment to Amended and Restated Lease Agreement No. 4, dated September 23, 2015, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 23, 2015.)

10.40

Guaranty Agreement, dated June 9, 2015, among TravelCenters of America LLC and TravelCenters of America Holding Company LLC for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (relating to Amended and Restated Lease No. 4). (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 9, 2015.)

10.41

Lease Agreement, dated as of May 30, 2007, among HPT PSC Properties Trust and HPT PSC Properties LLC, as Landlord, and Petro Stopping Centers, L.P., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File Number 001-11527.)

10.42

First Amendment to Lease Agreement, dated as of March 17, 2008, among HPT PSC Properties Trust, HPT PSC Properties LLC and Petro Stopping Centers, L.P. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File Number 001-11527.)

10.43

Amendment to Lease Agreement, dated as of December 23, 2013, among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.)

10.44

Amendment to Lease Agreement, dated June 9, 2015, among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 9, 2015.)

10.45

Amendment to Lease Agreement, dated October 30, 2015, among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)

10.46

Guaranty Agreement, dated as of May 30, 2007, made by TravelCenters of America LLC, as Guarantor, for the benefit of HPT PSC Properties Trust and HPT PSC Properties LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 4, 2007, File Number 001-11527.)

10.47

Deferral Agreement, dated as of August 11, 2008, among the Company, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TA Leasing LLC and Petro Stopping Centers, L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 11, 2008, File Number 001-11527.)

10.48

Amendment Agreement, dated as of January 31, 2011, among the Company, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TA Leasing LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 31, 2011, File Number 001-11527.)

10.49

Amendment Agreement, dated April 15, 2013, among HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TA Leasing LLC and TA Operating LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.)

10.50

Property Exchange Agreement, dated June 9, 2015, among the Company, HPT TA Properties Trust, HPT TA Properties LLC, TravelCenters of America LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 9, 2015.)

10.51

Form of Sales Agreement between the Company entity and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 1, 2015.) (Schedule of applicable agreements incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.)

10.52	Form of Development Property Agreement between a Company entity and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 1, 2015.)
10.53

Amended and Restated Shareholders Agreement, dated May 21, 2012, by and among Affiliates Insurance Company, Five Star Quality Care, Inc., the Company, ABP Trust, Senior Housing Properties Trust, TravelCenters of America LLC, Government Properties Income Trust and Select Income REIT. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, Amendment No. 2, for the quarter ended June 30, 2012.)

10.54

Form of Amended and Restated Management Agreement among certain subsidiaries of the Company and certain subsidiaries of Marriott International, Inc.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 14, 2011.)

10.55

Pooling Agreement, dated as of June 14, 2011 but effective as of January 1, 2011, among HPT TRS MRP, Inc., Marriott International, Inc. and certain subsidiaries of Marriott International, Inc.  (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)

10.56

Letter Agreement, dated May 30, 2012, among Marriott International Inc., HPT TRS MRP, Inc. and other parties referencing T-234 FF&E Reserve Contributions. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 30, 2012.)

10.57

Management Agreement, dated as of July 1, 2011, among HPT TRS IHG-1, Inc., HPT TRS IHG-2, Inc., HPT TRS IHG-3, Inc., InterContinental Hotels Group Resources, Inc., IHG Management (Maryland) LLC, and InterContinental Hotels Group (Canada), Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 25, 2011.)

10.58

Amendment to Management Agreement, dated as of March 16, 2015, among HPT TRS IHG-2, Inc., InterContinental Hotels Group Resources, Inc., IHG Management (Maryland) LLC and InterContinental Hotels Group (Canada), Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.)

10.59

Second Amendment to Management Agreement, dated as of February 11, 2016, among HPT TRS IHG-2, Inc., InterContinental Hotels Group Resources Inc., IHG Management (Maryland) LLC and InterContinental Hotels Group (Canada), Inc. (Filed herewith.)

10.60

Letter Agreement, dated as of January 6, 2014, between the Company and InterContinental Hotels Group, plc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 6, 2014.)

12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Distributions. (Filed herewith.)
21.1	Subsidiaries of the Company. (Filed herewith.)
23.1	Consent of Ernst & Young LLP. (Filed herewith.)
23.2	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)

99.1	Registration Rights Agreement, dated as of June 5, 2015, between the Company and The RMR Group Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

101.1

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

________________________

(+)  Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Hospitality Properties Trust:

We have audited the accompanying consolidated balance sheets of Hospitality Properties Trust (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hospitality Properties Trust at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hospitality Properties Trust’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 24, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees and Shareholders of Hospitality Properties Trust:

We have audited Hospitality Properties Trust’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Hospitality Properties Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A of Hospitality Properties Trust’s Annual Report on Form 10‑K under the heading Management Report on Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Hospitality Properties Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of Hospitality Properties Trust and our report dated February 24, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 24, 2016

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share data)

	As of December 31,
	2015	2014
ASSETS

Real estate properties:
Land	$1,529,004	$1,484,210
Buildings, improvements and equipment	6,740,423	6,171,983
Total real estate properties, gross	8,269,427	7,656,193
Accumulated depreciation	(2,218,499)	(1,982,033)
Total real estate properties, net	6,050,928	5,674,160
Cash and cash equivalents	13,682	11,834
Restricted cash (FF&E reserve escrow)	51,211	33,982
Due from related persons	50,987	40,253
Other assets, net	240,789	222,333
Total assets	$6,407,597	$5,982,562

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unsecured revolving credit facility	$465,000	$18,000
Unsecured term loan	400,000	400,000
Senior unsecured notes, net of discounts	2,413,995	2,412,135
Convertible senior unsecured notes	8,478	8,478
Security deposits	53,579	33,069
Accounts payable and other liabilities	179,783	106,903
Due to related persons	69,514	8,658
Dividends payable	5,166	5,166
Total liabilities	3,595,515	2,992,409

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value; 100,000,000 shares authorized:
Series D preferred shares; 7 1/8% cumulative redeemable; 11,600,000 shares issued and outstanding, aggregate liquidation preference of $290,000	280,107	280,107
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 151,547,288 and 149,920,449 shares issued and outstanding, respectively	1,515	1,499
Additional paid in capital	4,165,911	4,118,551
Cumulative net income	2,881,657	2,715,239
Cumulative other comprehensive income (loss)	(15,523)	25,804
Cumulative preferred distributions	(321,313)	(300,649)
Cumulative common distributions	(4,180,272)	(3,850,398)
Total shareholders’ equity	2,812,082	2,990,153
Total liabilities and shareholders’ equity	$6,407,597	$5,982,562

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Hotel operating revenues	$1,634,654	$1,474,757	$1,310,969
Rental income	283,115	258,062	251,866
FF&E reserve income	4,135	3,503	1,020
Total revenues	1,921,904	1,736,322	1,563,855

Expenses:
Hotel operating expenses	1,143,981	1,035,138	929,581
Depreciation and amortization	329,776	315,878	299,323
General and administrative	109,837	45,897	50,087
Acquisition related costs	2,375	239	3,273
Loss on asset impairment	-	-	8,008
Total expenses	1,585,969	1,397,152	1,290,272

Operating income	335,935	339,170	273,583

Dividend income	2,640	-	-
Interest income	44	77	121
Interest expense (including amortization of deferred financing costs and debt discounts of $5,849, $5,491 and $6,204, respectively)	(144,898)	(139,486)	(145,954)
Loss on distribution to common shareholders of The RMR Group Inc. common stock	(36,773)	-	-
Loss on early extinguishment of debt	-	(855)	-
Income before income taxes, equity in earnings of an investee and gain on sale of real estate	156,948	198,906	127,750
Income tax benefit (expense)	(1,566)	(1,945)	5,094
Equity in earnings of an investee	21	94	334
Income before gain on sale of real estate	155,403	197,055	133,178
Gain on sale of real estate	11,015	130	-
Net income	166,418	197,185	133,178
Excess of liquidation preference over carrying value of preferred shares redeemed	-	-	(5,627)
Preferred distributions	(20,664)	(20,664)	(26,559)
Net income available for common shareholders	$145,754	$176,521	$100,992

Net income	$166,418	$197,185	$133,178
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	(41,307)	9,849	13,233
Equity interest in investee’s unrealized gains (losses)	(20)	3	(51)
Other comprehensive income (loss)	(41,327)	9,852	13,182

Comprehensive income	$125,091	$207,037	$146,360

Weighted average common shares outstanding (basic)	150,709	149,652	137,421
Weighted average common shares outstanding (diluted)	151,002	149,817	137,514

Net income available for common shareholders per common share: Basic and diluted	$0.97	$1.18	$0.73

The accompanying notes are an integral part of these financial statements

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Preferred Shares					Common Shares					Cumulative
	Series C		Series D		Cumulative			Cumulative	Additional	Cumulative	Other
	Number of	Preferred	Number of	Preferred	Preferred	Number of	Common	Common	Paid in	Net	Comprehensive
	Shares	Shares	Shares	Shares	Distributions	Shares	Shares	Distributions	Capital	Income	Income (Loss)	Total
Balance at December 31, 2012	6,700,000	$161,873	11,600,000	$280,107	$(253,426)	123,637,424	$1,236	$(3,301,782)	$3,458,144	$2,384,876	$2,770	$2,733,798
Net income	—	—	—	—	—	—	—	—	—	133,178	—	133,178
Unrealized gain on investment securities	—	—	—	—	—	—	—	—	—	—	13,182	13,182
Issuance of shares, net	—	—	—	—	—	25,875,000	259	—	654,952	—		655,211
Redemption of preferred shares, net	(6,700,000)	(161,873)										(161,873)
Common share grants	—	—	—	—	—	93,600	1	—	2,131	—	—	2,132
Excess of liquidation preference over carrying value of preferred shares redeemed	—	—	—	—	—	—	—	—	(5,627)	—	—	(5,627)
Distributions	—	—	—	—	(26,559)	—	—	(256,587)	—	—	—	(283,146)
Balance at December 31, 2013	—	—	11,600,000	280,107	(279,985)	149,606,024	1,496	(3,558,369)	4,109,600	2,518,054	15,952	3,086,855
Net income	—	—	—	—	—	—	—	—	—	197,185	—	197,185
Unrealized gain on investment securities	—	—	—	—	—	—	—	—	—	—	9,852	9,852
Issuance of shares, net	—	—	—	—	—	222,200	2	—	6,444	—	—	6,446
Common share grants	—	—	—	—	—	92,225	1	—	2,507	—	—	2,508
Distributions	—	—	—	—	(20,664)	—	—	(292,029)	—	—	—	(312,693)
Balance at December 31, 2014	—	—	11,600,000	280,107	(300,649)	149,920,449	1,499	(3,850,398)	4,118,551	2,715,239	25,804	2,990,153
Net income	—	—	—	—	—	—	—	—	—	166,418	—	166,418
Unrealized loss on investment securities	—	—	—	—	—	—	—	—	—	—	(41,327)	(41,327)
Issuance of shares, net	—	—	—	—	—	1,553,119	15	—	45,247	—	—	45,262
Common share grants	—	—	—	—	—	90,060	1	—	2,531	—	—	2,532
Common share repurchases		—	—	—	—	(16,340)	—	—	(418)	—	—	(418)
Distributions	—	—	—	—	(20,664)	—	—	(299,963)	—	—	—	(320,627)
Distribution to common shareholders of The RMR Group Inc. common stock	—	—	—	—	—	—	—	(29,911)	—	—	—	(29,911)
Balance at December 31, 2015	—	$—	11,600,000	$280,107	$(321,313)	151,547,288	$1,515	$(4,180,272)	$4,165,911	$2,881,657	$(15,523)	$2,812,082

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2015	2014	2013

Cash flows from operating activities:
Net income	$166,418	$197,185	$133,178
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	329,776	315,878	299,323
Amortization of deferred financing costs and debt discounts as interest	5,849	5,491	6,204
Straight line rental income	(9,568)	(2,111)	(2,428)
Security deposits replenished	20,501	5,204	1,297
FF&E reserve income and deposits	(67,967)	(54,265)	(28,525)
Loss on extinguishment of debt	-	855	-
Loss on asset impairment	-	-	8,008
Loss on distribution to common shareholders of The RMR Group Inc. common stock	36,773	-	-
Equity in earnings of an investee	(21)	(94)	(334)
Gain on sale of real estate	(11,015)	(130)	-
Deferred income taxes	(69)	143	(7,069)
Other non-cash (income) expense, net	(364)	2,020	37
Changes in assets and liabilities:
Due from related persons	(2,106)	(609)	(2,038)
Other assets	246	(569)	(11,030)
Accounts payable and other liabilities	362	(7,117)	1,842
Due to related persons	62,078	(136)	(5,878)
Dividends payable	-	-	(1,498)
Net cash provided by operating activities	530,893	461,745	391,089

Cash flows from investing activities:
Real estate acquisitions and deposits	(449,882)	(60,000)	(215,854)
Real estate improvements	(180,703)	(224,621)	(300,018)
FF&E reserve escrow fundings	(7,299)	(5,910)	(46,302)
Net proceeds from sale of real estate	-	4,288	-
Eminent domain proceeds	-	6,178	-
Investment in TravelCenters of America LLC common shares	-	-	(8,140)
Investment in Affiliates Insurance Company	-	(825)	-
Investment in The RMR Group Inc.	(15,955)	-	-
Net cash used in investing activities	(653,839)	(280,890)	(570,314)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	-	-	655,211
Proceeds from issuance of senior unsecured notes, net of discount	-	690,071	299,661
Redemption of preferred shares	-		(167,500)
Repayment of senior unsecured notes	-	(580,000)	-
Borrowings under unsecured revolving credit facility	702,000	783,000	418,000
Repayments of unsecured revolving credit facility	(255,000)	(765,000)	(738,000)
Deferred financing costs	(1,157)	(6,899)	(2,550)
Repurchase of common shares	(418)	-	-
Distributions to preferred shareholders	(20,664)	(20,664)	(26,559)
Distributions to common shareholders	(299,967)	(292,029)	(256,587)
Net cash provided by (used in) financing activities	124,794	(191,521)	181,676
Increase (decrease) in cash and cash equivalents	1,848	(10,666)	2,451
Cash and cash equivalents at beginning of period	11,834	22,500	20,049
Cash and cash equivalents at end of period	$13,682	$11,834	$22,500

Supplemental cash flow information:
Cash paid for interest	$138,892	$139,029	$139,324
Cash paid for income taxes	2,444	4,116	2,063
Non-cash investing activities:
Hotel managers’ deposits in FF&E reserve	$67,381	$52,762	$29,723
Hotel managers’ purchases with FF&E reserve	(57,451)	(55,562)	(85,895)
Investment in The RMR Group Inc. paid in common shares	43,285	-	-
Real estate acquisitions	(45,042)	-	-
Sales of real estate	45,042	-	-
Non-cash financing activities
Distribution to common shareholders of the RMR Inc. common stock	(29,911)	-	-

The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST

NOTES TO FINANCIAL STATEMENTS

December 31, 2015

(dollars in thousands, except per share data)

1. Organization

Hospitality Properties Trust, or we, our or us, is a real estate investment trust, or REIT, organized on February 7, 1995, under the laws of the State of Maryland, which invests in hotels and travel related real estate. At December 31, 2015, we, directly and through subsidiaries, owned 302 hotels and 193 travel centers.

At December 31, 2015 our properties were leased or managed by subsidiaries of the following companies: Marriott International, Inc., or Marriott, InterContinental Hotels Group, plc, or InterContinental, Sonesta International Hotels Corporation, or Sonesta, Wyndham Hotel Group, or Wyndham, Hyatt Hotels Corporation, or Hyatt, Carlson Hotels Worldwide, or Carlson, Morgans Hotel Group, or Morgans, and TravelCenters of America LLC, or TA. Hereinafter these companies are sometimes referred to as managers and/or tenants.

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

We have determined that each of our taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards CodificationTM, or the Codification. We have concluded that we must consolidate each of our TRSs because we are the entity with the power to direct the activities that most significantly impact such VIEs’ performance and we have the obligation to absorb losses or the right to receive benefits from each VIE that could be significant to the VIE and are therefore, the primary beneficiary of each VIE. The assets of our TRSs were $26,559 and $27,023 as of December 31, 2015 and 2014, respectively, and consist primarily of amounts due from and working capital advances to certain of our hotel managers.  The liabilities of our TRSs were $68,921 and $50,528 as of December 31, 2015 and 2014, respectively, and consist primarily of security deposits they hold and amounts payable to certain of our hotel managers. The assets of our TRSs are available to satisfy our TRSs’ obligations and we have guaranteed certain obligations of our TRSs.

We account for our investment in Affiliates Insurance Company, or AIC, using the equity method of accounting. Significant influence is present through common representation on the boards of trustees or directors of us and AIC. Our Managing Trustees are also directors, officers and controlling shareholders (through ABP Trust (formerly known as Reit Management & Research Trust)) of The RMR Group Inc., or RMR Inc. Substantially all of the business of RMR Inc. is conducted by its majority owned subsidiary The RMR Group LLC, or RMR LLC, of which RMR Inc. is the managing member.  RMR LLC is the manager of us and AIC, and each of our Trustees is a director of AIC. See Note 9 for a further discussion of our relationships and transactions with RMR Inc. and RMR LLC and our investment in AIC.

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

At December 31, 2015 and 2014, our intangible assets and liabilities were as follows:

	As of December 31,
	2015	2014
Assets:
Tradenames and trademarks	$89,375	$89,375
Below market ground leases, net of accumulated amortization of $18,985 and $16,990, respectively	18,940	21,317
Other, net of accumulated amortization of $435 and $1,395, respectively	2,537	2,482
	$110,852	$113,174
Liabilities:
Above market ground leases, net of accumulated amortization of $4,070 and $5,189, respectively	$2,651	$3,180

We amortize above and below market ground leases on a straight line basis over the term of the associated lease (20 and 15 years on a weighted average basis for intangible assets and liabilities, respectively).  For the years ended December 31, 2015, 2014 and 2013 amortization relating to intangible assets was $2,315,  $2,976 and $3,752, respectively, and amortization relating to intangible liabilities was $529,  $2,392 and $2,941, respectively. As of December 31, 2015, we estimate future amortization relating to intangible assets and liabilities as follows:

	Below	Above
	Market	Market
	Ground	Ground
	Leases &	Leases &
	Other	Other
2016	$2,298	$(455)
2017	2,296	(455)
2018	2,117	(455)
2019	1,741	(447)
2020	1,481	(443)
Thereafter	11,544	(396)
	$21,477	$(2,651)

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

Deferred Financing Costs.  We capitalize costs incurred to borrow and we amortize those costs as interest expense over the term of the related borrowing. Deferred financing costs were $17,652 and $20,484 at December 31, 2015 and 2014, respectively, net of accumulated amortization of $13,369 and $9,379, respectively, and are included in other assets, net, in our consolidated balance sheets. We estimate that future amortization of these deferred financing fees with respect to our loans as of December 31, 2015 will be approximately $4,268 in 2016, $3,974 in 2017, $3,277 in 2018, $1,488 in 2019, $1,239 in 2020 and $3,406 thereafter.

Available for Sale Investments. As of December 31, 2015, we own 3,420,000 common shares of TA and 2,503,777 shares of class A common stock of RMR Inc. These investments are accounted for as available for sale securities and recorded at fair value based on their quoted market prices at the end of each reporting period. The unrealized gains (losses) on investment in our available for sale securities are recorded as a component of cumulative other comprehensive income (loss) in shareholders’ equity. See Notes 9 and 13 for further information regarding our investments in TA and RMR Inc.

We evaluate our investments in available for sale securities to determine if a decline in the fair value below our carrying value is other than temporary. We consider the severity and the duration of the decline, and our ability and intent to hold the investment until recovery when making this assessment. If a decline in fair value is determined to be other than temporary, an impairment loss equal to the difference between the investment’s cost basis and its fair value is recognized in earnings.

Revenue Recognition.  We report hotel operating revenues for managed hotels in our consolidated statements of comprehensive income. We generally recognize hotel operating revenues, consisting primarily of room and food and beverage sales, when goods and services are provided.

We recognize rental income from operating leases on a straight line basis over the term of the lease agreements except for one lease in which there is uncertainty regarding the collection of scheduled future rent increases. See Note 6 for further information regarding this lease. Rental income includes $9,568,  $2,111, and $2,428 of adjustments necessary to record scheduled rent increases under certain of our leases, the deferred rent obligations under our TA agreements and the estimated future payments to us by TA for the cost of removing underground storage tanks at our travel centers on a straight line basis in 2015, 2014 and 2013, respectively. See Note 9 for further information regarding our TA agreements.  Due from related parties includes $29,122 and $20,493 and other assets, net, includes $1,841 and $1,373 of straight line rent receivables at December 31, 2015 and 2014, respectively.

We determine percentage rent due to us under our leases annually and recognize it when all contingencies are met and the rent is earned. We earned percentage rental income of $2,048,  $2,896 and $2,102 in 2015, 2014 and 2013, respectively.

We own all the FF&E reserve escrows for our hotels. We report deposits by our third party tenants into the escrow accounts as FF&E reserve income. We do not report the amounts which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income.

Per Common Share Amounts.  We calculate basic earnings per common share by dividing allocable net income available for common shareholders by the weighted average number of common shares outstanding during the period. We calculate diluted earnings per share using the more dilutive of the two class method or the treasury stock method.  Unvested share awards and other potentially dilutive common shares, including contingently issuable common shares under the previous terms of our business management agreement with RMR LLC, if any, and the related impact on earnings, are considered when calculating diluted earnings per share.

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

Segment Information.  As of December 31, 2015, we have two reportable segments: hotel and travel center real estate investments.

Income Taxes.  We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the IRC, and, as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We are subject to income tax in Canada, Puerto Rico and certain states despite our qualification for taxation as a REIT. Further, we lease our managed hotels to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated tax return and are subject to federal, state and foreign income taxes. Our consolidated income tax provision (or benefit) includes the income tax provision (or benefit) related to the operations of our TRSs and certain state and foreign income taxes incurred by us despite our qualification for taxation as a REIT.

The Income Taxes Topic of the Codification prescribes how we should recognize, measure and present in our consolidated financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Tax benefits are recognized to the extent that it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. Our tax returns filed for the 2012 through 2015 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our consolidated statements of comprehensive income as a component of general and administrative expense.

New Accounting Pronouncements.  In February 2015, the FASB issued Accounting Standards Update, or ASU, No. 2015-02, Consolidation.  Among other things, this update changes how an entity determines the primary beneficiary of a VIE.  This ASU is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  We do not expect the adoption of this update to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. In August 2015, the FASB clarified the previous ASU and issued ASU No. 2015-15 which addresses the presentation of debt issuance costs related to line of credit arrangements. These updates are effective for interim and annual reporting periods beginning after December 15, 2015 and require retrospective application. The implementation of these updates is not expected to cause any material changes to our consolidated financial statements other than the reclassification of debt issuance costs from assets to contra liabilities on our consolidated balance sheets.  Debt issuance costs related to our unsecured revolving credit facility will remain classified as assets in accordance with ASU 2015-15. When adopted, deferred financing costs of $12,800 and $15,388 as of December 31, 2015 and December 31, 2014, respectively, will be reclassified from assets to the related debt obligations on our consolidated balance sheets.

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers, which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This ASU states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While this ASU specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In July 2015, the FASB approved a one year deferral of the effective date for this ASU to interim and annual reporting periods beginning after December 15, 2017.  We are continuing to evaluate this guidance; however, we do not expect its adoption to have a material impact on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This update is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted.  The implementation of this update is not expected to cause any material changes to our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. This update is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted subject to certain conditions. We are continuing to evaluate this guidance; however, we expect the implementation of this guidance will change our accounting for our available for sale equity investments. Currently, changes in fair value of these investments are recorded through other comprehensive income. Under this ASU, these changes will be recorded through earnings.

3.    Weighted Average Common Shares

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share:

	For the year ended December 31,
	2015	2014	2013
	(in thousands)
Weighted average common shares for basic earnings per share	150,709	149,652	137,421
Effect of dilutive securities:
Contingently issuable common shares	269	141	61
Unvested share awards	24	24	32
Weighted average common shares for diluted earnings per share	151,002	149,817	137,514

4. Shareholders’ Equity

Common Share Issuances and Repurchase

During the year ended December 31, 2015, we issued 63,119 of our common shares to RMR LLC as part of the business management fees payable by us under our business management agreement. See Note 9 for further information regarding this agreement.

During the year ended December 31, 2015, we issued 1,490,000 of our common shares in connection with our acquisition of shares of RMR Inc., as further described in Note 9.

On September 24, 2015, we purchased an aggregate of 16,340 of our common shares for $25.62 per share, the closing price of our common shares on the New York Stock Exchange, or NYSE, on that day, from certain of our officers and other employees of RMR LLC in satisfaction of tax withholding and payment obligations associated with the vesting of awards of restricted common shares.

Common Share Awards

We have common shares available for issuance under the terms of our equity compensation plan, or our Share Award Plan. During the years ended December 31, 2015, 2014 and 2013, we awarded 76,250 common shares with an aggregate market value of $1,957 and 79,725 common shares with an aggregate market value of $2,272 and 84,125 common shares with an aggregate market value of $2,307, respectively, to our officers and certain employees of our manager, RMR LLC, pursuant to the Share Award Plan. See Note 9 for a further discussion of the grants we made to our officers and certain employees of RMR LLC. In addition, we awarded each of our Trustees 2,500 common shares in 2015 and 2014 and 2,000 common shares in 2013 with an aggregate market value of $445 ( $74 per trustee), $366 ( $73 per trustee) and $307 ( $61 per trustee), respectively, as part of their annual compensation. The values of the share grants were based upon the closing price of our common shares on the NYSE on the dates of the grants.  The shares awarded to our Trustees vest immediately. The shares awarded to our officers and certain employees of RMR LLC vest in five annual installments beginning on the date of grant. Share awards are expensed over their vesting period and the value of such share awards are included in general and administrative expense in our consolidated statements of comprehensive income. At December 31, 2015,  2,656,438 of our common shares remain reserved for issuance under our current Share Award Plan.

A summary of shares granted and vested under the terms of the Share Award Plan for the years ended December 31, 2015, 2014 and 2013 is as follows:

	2015		2014		2013
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Grant Date	of	Grant Date	of	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Unvested shares, beginning of year	150,192	$28.52	145,365	$27.55	127,654	$24.88
Shares granted	91,250	26.32	92,225	28.61	94,125	27.77
Shares vested	(93,248)	27.16	(87,398)	28.69	(75,889)	28.10
Shares repurchased or forfeited	(1,190)	—	—	—	(525)	26.61
Unvested shares, end of year	147,004	$25.95	150,192	$28.52	145,365	$27.55

The 147,004 unvested shares as of December 31, 2015 are scheduled to vest as follows: 57,308 shares in 2016, 44,490 shares in 2017, 29,955 shares in 2018 and 15,251 shares in 2019. As of December 31, 2015, the estimated future compensation expense for the unvested shares was $3,844 based on the closing price on December 31, 2015 of our common shares of $26.15. The weighted average period over which the compensation expense will be recorded is approximately 22 months. During the years ended December 31, 2015, 2014 and 2013, we recorded $2,475,  $2,437 and $2,400, respectively, of compensation expense related to the Share Award Plan.

Preferred Shares

Each of our Series D cumulative redeemable preferred shares has a distribution rate of $1.78125 per annum ($20,664), or 7.125%, payable in equal quarterly amounts, and has a liquidation preference of $25.00 per share ($290,000 in aggregate). The Series D cumulative redeemable preferred shares are redeemable for $25.00 per share each plus accrued and unpaid distributions at our option at any time on or after January 15, 2017, or at the option of the holders of the Series D cumulative redeemable preferred shares if a change of control occurs which results in our common shares (or the common securities of an acquiring or surviving entity) not being listed or quoted on the NYSE or certain other exchanges or quotation systems. Also, upon the occurrence of such a change of control, holders of our Series D cumulative redeemable preferred shares that are not redeemed may at their option convert those Series D cumulative redeemable preferred shares into our common shares (or certain alternative consideration) at a conversion rate generally based on their $25.00 liquidation preference and the market price of our common shares at the time of conversion, subject to a cap.

Common Share Distributions

Cash distributions paid or payable by us to our common shareholders for the years ended December 31, 2015, 2014 and 2013 were $1.99 per share, or $299,963,  $1.95 per share, or $292,029, and $1.89 per share, or $256,587, respectively. As described in Note 9, on December 14, 2015, we distributed 2,515,344, or 0.0166 a share for each of our common shares, of RMR Inc. shares of class A common stock we owned, to our common shareholders as a special distribution.  This distribution resulted in a taxable in kind distribution of 0.1974 for each of our common shares.    The characterization of our distributions paid in 2015 was 90.67% ordinary income,  8.58% return of capital 0.75% and qualified dividend. The characterization of our distributions paid in 2014 was 100% ordinary income.  The characterization of our distributions paid in 2013 was 95.90% ordinary income, 2.95% return of capital and 1.15% qualified dividend.

On January 11, 2016, we declared a distribution of $0.50 per common share which we paid on February 23, 2016, to shareholders of record on January 22, 2016 using cash on hand and borrowings under our unsecured revolving credit facility.

Cumulative Other Comprehensive Income (Loss)

Cumulative other comprehensive income (loss) represents the net unrealized gain (loss) on our available for sale equity investments and our share of the comprehensive income (loss) of AIC. See Notes 9 and 13 for further information regarding these investments.

5. Real Estate Properties

Our real estate properties, at cost after impairments, consisted of land of $1,529,004, buildings and improvements of $6,155,650 and furniture, fixtures and equipment of $584,773, as of December 31, 2015; and land of $1,484,210, buildings and improvements of $5,599,957 and furniture, fixtures and equipment of $572,026 as of December 31, 2014.

During 2015, 2014 and 2013,  we funded $188,002,  $230,531 and $346,320, respectively, of improvements to certain of our properties which pursuant to the terms of our management agreements and leases with our hotel managers and tenants resulted in increases in our contractual annual minimum returns and rents of $14,691,  $17,670 and $27,612 in 2015, 2014 and 2013,  respectively.

At December 31, 2015, 14 of our hotels were on land we leased from unrelated third parties. In each case, the remaining term of the ground lease (including renewal options) is in excess of 19 years. Ground rent payable under nine of the ground leases is generally calculated as a percentage of hotel revenues. Ten of the 14 ground leases require minimum annual rents averaging $244 per year; future rents under two ground leases have been pre‑paid. Seventeen  (17) of our travel centers are on land we leased partially or in its entirety from unrelated third parties. The remaining terms on the leases range from 1 to 40 years with rents averaging $459 per year. Generally payments of ground lease obligations are made by our managers or tenants. However, if a manager or tenant did not perform obligations under a ground lease or did not renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge, sale or transfer of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.

During the year ended December 31, 2015, we acquired 11 hotels, a land parcel adjacent to one of our hotels, 14 travel centers and certain assets at 11 travel centers we lease to TA, and land and certain improvements at a travel center we leased from a third party and subleased to TA.  Our allocation of the purchase price of these acquisitions based on the estimated fair value of the acquired assets is presented in the following table.

Acquisition date	Location	Purchase price (1)	Land	Land improvements	Building and improvements	Furniture, fixtures and equipment	Intangible assets
3/16/2015	Rosemont, IL (2) (4)	$35,500	$2,375	$219	$31,182	$1,463	$261
4/28/2015	Ft. Lauderdale, FL (3) (5)	791	174	-	617	-	-
5/15/2015	Denver, CO (2) (6)	77,250	8,193	181	61,005	7,871	-
6/1/2015	Various (3) (7)	227,877	26,286	67,161	134,388	42	-
7/23/2015	Various (2) (8)	85,000	13,165	-	64,338	7,497	-
9/23/2015	Various (3) (7)	51,506	9,165	21,266	21,075	-	-
10/30/2015	Waterloo, NY (3) (9)	15,000	1,500	4,500	9,000	-	-
		$492,924	$60,858	$93,327	$321,605	$16,873	$261

(1)	Excludes acquisition related costs.

(2)

We accounted for these transactions as business combinations.  The pro forma impact of including the results of operations of these acquisitions from the beginning of the year is not material to our consolidated financial statements.

(3)	We accounted for these transactions as asset acquisitions.

(4)

On March 16, 2015, we acquired a 300 room hotel located in Rosemont, IL for $35,500, excluding acquisition related costs.  We added this Holiday Inn and Suites® branded hotel to our management agreement with InterContinental.  See Note 6 for further information regarding our InterContinental agreement.

(5)

On April 28, 2015, we acquired land and improvements adjacent to one of our hotels in Fort Lauderdale, FL for $791, including $41 of acquisition related costs. See Note 9 for further information regarding this acquisition.

(6)

On May 15, 2015, we acquired a 364 room full service hotel located in Denver, CO for $77,250, excluding acquisition related costs.  We added this Crowne Plaza® branded hotel to our management agreement with InterContinental.  See Note 6 for further information regarding our InterContinental agreement.

(7)

On June 1, 2015, we entered agreements with TA to acquire and leaseback 14 travel centers it owned and certain assets it owned at 11 properties we lease to TA for an aggregate purchase price of approximately $279,383.  During June 2015, in a series of transactions we acquired 12 of these travel centers and certain assets at 10 properties TA leases from us for an aggregate purchase price of $227,877.  On September 23, 2015, we acquired the remaining two travel centers and certain assets at one property TA leases from us for an aggregate purchase price of $51,506.  Pursuant to these agreements, we also agreed to acquire from, and leaseback to, TA five travel centers it is developing for purchase prices equal to TA’s development costs, which are estimated to be not more than $118,000.  The acquisition of these five travel centers is expected to occur as development of these travel centers is completed before June 30, 2017.  See Note 9 for further information regarding this transaction and our TA agreements.

(8)

On July 23, 2015, we acquired a portfolio of nine extended stay hotels with 1,095 suites located in eight states for $85,000, excluding acquisition related costs.  We converted these hotels to Sonesta ES Suites® branded hotels and added them to our management agreement with Sonesta.  See Note 9 for further information regarding this transaction and our Sonesta agreement.

(9)

On October 30, 2015, we acquired the land and certain improvements at a travel center located in Waterloo, NY that we leased from a third party and subleased to TA for $15,000, excluding acquisition related costs. These assets were added to our lease with TA and TA is now directly leasing these assets from us with rent for these assets now directly paid to us.

On January 6, 2016 we entered an agreement to acquire one hotel with 221 rooms located in Portland, OR for an aggregate purchase price of $114,000.  We currently expect to complete this acquisition in March 2016 using cash on hand and borrowings under our unsecured revolving credit facility.  This acquisition is subject to closing conditions and accordingly, we can provide no assurance that we will acquire this property or that its acquisition will not be delayed or that the terms of the acquisition will not change.  We plan to add this hotel to our agreement with InterContinental.  See Note 6 for further information regarding our InterContinental agreement.

On February 1, 2016, we acquired two extended stay hotels with 262 suites in Cleveland and Westlake, OH for an aggregate purchase price of $12,000, excluding acquisition related costs.  We converted these hotels to Sonesta ES Suites® and added them to our management agreement with Sonesta.  See Note 9 for further information regarding this transaction and our Sonesta agreement.   We funded this acquisition using cash on hand and borrowings under our unsecured revolving credit facility.

On June 9, 2015, we sold five TA branded travel centers to TA for $45,042.  As a result of this sale, we recorded an $11,015 gain on sale of real estate in 2015.  See Note 9 for further information regarding this transaction and our TA agreements.

6. Management Agreements and Leases

As of December 31, 2015 we owned 302 hotels and 193 travel centers which are included in one of 14 operating agreements. We do not operate any of our properties.

As of December 31, 2015,  299 of our hotels are leased to our TRSs and managed by independent hotel operating companies and three hotels are leased to third parties. As of December 31, 2015, our hotel properties are managed by or leased to separate subsidiaries of Marriott, InterContinental, Sonesta, Wyndham, Hyatt, Carlson, and Morgans under nine agreements. Such hotel agreements have initial terms expiring between 2019 and 2103. Each of these agreements is for between one  and 93 of our hotels. In general, the agreements contain renewal options for all, but not less than all, of the affected properties, and the renewal terms total range between 20 to 60 years. Most of these agreements generally require the third party manager or tenant to: (1) make payments to us of minimum returns or minimum rents; (2) deposit a percentage of total hotel sales into reserves established for the regular refurbishment of our hotels, or FF&E reserves; and (3) for our managed hotels, make payments to our TRSs of additional returns to the extent of available cash flow after payment of operating expenses, funding of the FF&E reserve, payment of our minimum return, payment of certain management fees and replenishment of security deposits or guarantees. Some of the third party managers or tenants or their affiliates have provided deposits or guarantees to secure their obligation to pay us.

Marriott No. 1 agreement.  Our management agreement with Marriott for 53 hotels, or our Marriott No. 1 agreement, provides that as of December 31, 2015 we are paid an annual minimum return of $68,356 to the extent that gross revenues of the hotels, after payment of hotel operating expenses and funding of the FF&E reserve, are sufficient to do so.  We do not have any security deposits or guarantees for our minimum returns from the 53 hotels included in our Marriott No. 1 agreement.  Accordingly, the minimum returns we receive from these hotels managed by Marriott are limited to available hotel cash flows after payment of operating expenses and funding of the FF&E reserve.  Marriott’s management and incentive fees are only earned after we receive our minimum returns. We realized minimum returns of $68,154, $67,719 and $68,008  during the years ended December 31, 2015, 2014 and 2013, respectively, under this agreement.  We also realized additional returns of $3,177 during the year ended December 31, 2015, which represents our share of hotel cash flows in excess of the minimum returns due for the year.  We did not earn any additional returns during 2014 and 2013.

We funded $3,799 for capital improvements at certain of the hotels included in our Marriott No. 1 agreement during the year ended December 31, 2015.  We currently expect to fund $3,000 of capital improvements during 2016. As we fund these improvements, the annual minimum returns payable to us increase by 10% of the amounts funded.

Marriott No. 234 agreement.    Our management agreement with Marriott for 68 hotels, or our Marriott No. 234 agreement, provides that as of December 31, 2015 we are paid an annual minimum return of $106,243.  We realized minimum returns of $106,146,  $102,823 and $93,873 during the years ended December 31, 2015, 2014 and 2013, respectively, under this agreement.  Pursuant to our Marriott No. 234 agreement, Marriott has provided us with a security deposit to cover minimum return payment shortfalls, if any.  During the year ended December 31, 2015, our available security deposit was replenished by $6,252 from the hotel cash flows in excess of the minimum returns due for the year.  The available balance of this deposit was $6,252 as of December 31, 2015.  Pursuant to our Marriott No. 234 agreement, Marriott has also provided us with a limited guarantee which expires in 2019 for shortfalls up to 90% of our minimum returns, after the available security deposit has been depleted.  Marriott was not required to make any guarantee payments to us during the year ended December 31, 2015 because the hotels generated net operating results in excess of the guarantee threshold amount (90% of the minimum returns due to us).  The available balance of the guarantee was $30,672 as of December 31, 2015.

We funded $3,500 for capital improvements at certain of the hotels included in our Marriott No. 234 agreement during the year ended December 31, 2015.  We currently expect to fund $8,000 of capital improvements during 2016.  As we fund these improvements, the annual minimum returns payable to us increase by 9% of the amounts funded.

Marriott No. 5 agreement. We lease one hotel in Kauai, Hawaii to Marriott.  This lease is guaranteed by Marriott and we realized $10,116,  $10,004 and $9,902 of rent for this hotel during the years ended December 31, 2015, 2014 and 2013, respectively.   The guarantee provided by Marriott with respect to this one hotel leased by Marriott is unlimited.

InterContinental agreement .  Our management agreement with InterContinental for 93 hotels, or our InterContinental agreement, provides that as of December 31, 2015, we are paid annual minimum returns and rents of $151,218.  We realized minimum returns and rents of $146,921,  $139,543 and $135,861 during the years ended December 31, 2015, 2014 and 2013, respectively, under this agreement.  We also realized additional returns of $5,134 under this agreement during the year ended December 31, 2015 from the hotel cash flows in excess of our minimum returns and rents due for the year.  We did not realize any additional returns during 2014 and 2013.  Pursuant to our InterContinental agreement, InterContinental has provided us with a security deposit to cover minimum payment shortfalls, if any.  During the year ended December 31, 2015, our available security deposit was replenished by $14,249 from the hotel cash flows in excess of the minimum returns and rents due for the year.  The available balance of this security deposit was $47,216 as of December 31, 2015.

Under this agreement, InterContinental is required to maintain a minimum security deposit of $37,000 and this security deposit may be replenished and increased up to $100,000 from future cash flows from the hotels, in excess of our minimum returns and certain management fees.

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

We funded $18,002 for capital improvements to certain of the hotels under our InterContinental agreement during the year ended December 31, 2015.  We currently expect to fund $17,800 for capital improvements under this agreement during 2016.  As we fund these improvements, the annual minimum returns payable to us increase by 8% of the amounts funded.

Sonesta agreement. Our management agreement with Sonesta for 31 hotels, or our Sonesta agreement, provides that we are paid an annual minimum return equal to 8% of our invested capital ( $82,338 as of December 31, 2015), as defined in the management agreement, to the extent that gross revenues of the hotels, after payment of hotel operating expenses and certain base management fees to Sonesta, are sufficient to do so.  We do not have any security deposits or guarantees for our hotels managed by Sonesta.  Accordingly, the returns we receive from hotels managed by Sonesta are limited to available hotel cash flows after payment of operating expenses. Sonesta’s incentive management fees, but not its other fees, are only earned after we receive our minimum returns.  We realized returns of $50,442,  $30,918 and $11,555 during the years ended December 31, 2015, 2014 and 2013, respectively, under this agreement.

Our Sonesta agreement does not require FF&E escrow deposits.  Under our Sonesta agreement, we are required to fund capital expenditures made at our hotels.  We funded $56,649 for renovations and other capital improvements to hotels included in our Sonesta agreement during the year ended December 31, 2015. We currently expect to fund approximately $48,000 for renovations and other capital improvements during 2016 under this agreement.  The annual minimum returns due to us under the Sonesta agreement increase by 8% of the amounts funded in excess of threshold amounts, as defined therein. See Note 9 for further information regarding our relationship with Sonesta.

Wyndham agreement.  Our management agreement with Wyndham for 22 hotels, or our Wyndham agreement, provides that as of December 31, 2015, we are paid annual minimum returns and rents of $27,976.  We realized minimum returns and rents of $27,673,  $26,884 and $20,496 during the years ended December 31, 2015, 2014 and 2013, respectively, under this agreement.  Pursuant to our Wyndham agreement, Wyndham has provided us with a limited guarantee which is limited to $35,656  ( $4,008 remaining at December 31, 2015), subject to an annual payment limit of $17,828, and expires on July 28, 2020.  During the year ended December 31, 2015, Wyndham made $2,574 of guaranty payments to us.  The guarantee provided by Wyndham with respect to the lease with Wyndham Vacation Resorts, Inc., or Wyndham Vacation, for part of one hotel is unlimited.

Under our Wyndham agreement, the FF&E reserve funding required for all hotels included in the agreement is subject to available cash flow after payment of our minimum return.  The reserve amount was 3% of total hotel sales in 2015, increases to 4% of total hotel sales in 2016 and increases to 5% of total hotel sales in 2017 through the end of the agreement term in 2038. No FF&E escrow deposits were required during the year ended December 31, 2015.

We funded $6,458 for renovations and other capital improvements to hotels included in our Wyndham agreement during the year ended December 31, 2015. We currently expect to fund approximately $4,600 for renovations and other capital improvements in 2016. As we fund these improvements, the annual minimum returns payable to us increase by 8% of the amounts funded.

Morgans agreement.  We lease the Clift Hotel, a full service hotel in San Francisco, CA to a subsidiary of Morgans under a lease agreement that expires in 2103 and requires annual rent of $7,595 as of December 31, 2015. On October 14, 2019 and on each fifth anniversary thereafter during the lease term, the rent due to us will be increased based on changes in the consumer price index with minimum increases of 10% and maximum increases of 20%. Although the contractual lease terms would qualify this lease as a direct financing lease under GAAP, we account for this lease as an operating lease due to uncertainty regarding the collection of future rent, and we recognize rental income from this lease on a cash basis in accordance with GAAP.

TA agreements.  Our 193 owned travel centers are leased to and operated by a subsidiary of TA under five agreements.  Our TA No. 1 lease for 39 travel centers expires in 2029 and has two 15 year renewal options.  Our TA Nos. 2, 3 and 4 leases for 38 travel centers each expire in 2028, 2026 and 2030 and have two 15 year renewal options. Our TA No. 5 lease for 40 travel centers expires in 2024 and has two 15 year renewal options. TA has guaranteed its subsidiary tenants’ obligations under the leases. Our travel center leases with TA do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non‑structural components. Under all of our leases with TA, TA may request that we fund additional amounts for capital improvements to the leased facilities in return for minimum rent increases. However, TA is not obligated to request and we are not obligated to fund any such improvements. As we fund these improvements, the minimum rents payable to us increase. We funded $99,896 for capital improvements to our travel center properties during 2015.  We currently expect to fund approximately $150,000 for renovations and other capital improvements in 2016. As we fund these improvements, the annual minimum returns payable to us increase by 8.5% of the amounts funded.  See Note 9 for further information regarding our leases with TA.

As of December 31, 2015, the average remaining current terms of our leases and management agreements, from parties other than our TRSs, weighted based on minimum returns or rents was approximately 15.5 years. As of December 31, 2015, our travel center and hotel leases (not including the leases with our TRSs) provide for contractual minimum rents to be paid to us during the remaining current terms as follows:

2016	$284,706
2017	284,747
2018	284,790
2019	285,023
2020	275,521
Thereafter	3,758,090
Total	$5,172,877

7. Indebtedness

At December 31, 2015 and 2014, our indebtedness was as follows:

	As of December 31,
	2015	2014
Senior Notes, due 2016 at 6.30% (1)	$275,000	$275,000
Senior Notes, due 2017 at 5.625%	300,000	300,000
Senior Notes, due 2018 at 6.7%	350,000	350,000
Senior Notes, due 2022 at 5.0%	500,000	500,000
Senior Notes, due 2023 at 4.5%	300,000	300,000
Senior Notes, due 2024 at 4.65%	350,000	350,000
Senior Notes, due 2025 at 4.5%	350,000	350,000
Convertible Senior Notes, due 2027 at 3.8%	8,478	8,478
Unamortized discounts	(11,005)	(12,865)
Total unsecured senior notes	2,422,473	2,420,613
Unsecured revolving credit facility	465,000	18,000
Unsecured term loan	400,000	400,000
	$3,287,473	$2,838,613
(1)	On February 10, 2016 we gave notice that we would redeem at par plus accrued interest all $275,000 of our 6.30% senior notes due 2016. We expect to complete this redemption in March 2016.

Our principal debt obligations at December 31, 2015 were: (1) our $465,000 of outstanding borrowings under our $1,000,000 unsecured revolving credit facility; (2) our $400,000 unsecured term loan; (3) an aggregate principal amount of $2,425,000 of public issuances of unsecured senior notes; and (4) our public issuance of $8,478 outstanding principal amount of convertible senior notes.

On December 9, 2015, we amended the agreement governing our unsecured revolving credit and term loan facilities.  Pursuant to the amendment, the maximum amount of borrowings available under our unsecured revolving credit facility increased from $750,000 to $1,000,000.  Our unsecured revolving credit and unsecured term loan facilities continue to include a feature under which maximum aggregate borrowings may be increased up to $2,300,000 in certain circumstances. In addition, the amendments to the agreement governing our unsecured revolving credit and unsecured term loan facilities modify certain covenants and defined terms, and certain provisions relating to the making of swingline loans and the issuance of letters of credit.

The maturity date of our unsecured revolving credit facility is July 15, 2018 and the maturity date of our $400,000 unsecured term loan is April 15, 2019. Subject to the payment of our extension fee and meeting certain other conditions, we have the option to extend the stated maturity date of our unsecured revolving credit facility by one year to July 15, 2019. We can borrow, repay and re-borrow funds available under our unsecured revolving credit facility until maturity, and no principal repayment is due until maturity. We are required to pay interest on borrowings under our unsecured revolving credit facility at an annual rate of LIBOR plus a premium, which was 110 basis points as of December 31, 2015. We also pay a facility fee of 20 basis points per annum on the total amount of lending commitments under our unsecured revolving credit facility. The annual interest rate paid on borrowings under the unsecured term loan is LIBOR plus a premium, which was 120 basis points as of December 31, 2015. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings.  As of December 31, 2015 and February 23, 2016, we had $465,000 and zero outstanding and $535,000 and $1,000,000 available under our unsecured revolving credit facility, respectively.  As of December 31, 2015, the annual interest rate for the amount outstanding under our unsecured revolving credit facility was 1.52%. The weighted average annual interest rate for borrowings under our unsecured revolving credit facility was 1.30% 1.25% and 1.50% for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, the annual interest rate for the amount outstanding under our unsecured term loan was 1.44%. The weighted average annual interest rate for borrowings under our unsecured term loan was 1.39% 1.36% and 1.64% for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Our unsecured revolving credit facility and unsecured term loan agreement provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR LLC ceasing to act as our business manager. Our unsecured revolving credit facility and unsecured term loan agreement contains a number of covenants that restrict our ability to incur debt in excess of calculated amounts, restrict our ability to make distributions under certain circumstances and generally require us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of the agreement governing our unsecured revolving credit facility and unsecured term loan at December 31, 2015.

At December 31, 2015, we had $8,478 of our 3.8% convertible senior notes due 2027 outstanding. Our convertible senior notes are convertible if certain conditions are met (including certain changes in control) into cash equal to the principal amount of the notes and, to the extent the market price of our common shares exceeds the initial exchange price of $50.50 per share, subject to adjustment, either cash or our common shares at our option with a value based on such excess amount. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 15, 2017, and March 15, 2022, or upon the occurrence of certain change in control events.

On February 3, 2016, we issued $750,000 aggregate principal amount of unsecured senior notes in underwritten public offerings, which included $400,000 aggregate principal amount of 4.25% unsecured senior notes due 2021 and $350,000 aggregate principal amount 5.25% unsecured senior notes due 2026. Net proceeds from these offerings were $732,288 after original issue discounts and offering expenses.

On February 10, 2016, we gave notice that we would redeem at par plus accrued interest all $275,000 of our 6.30% senior notes due 2016.  We expect to complete this redemption in March 2016 using cash on hand and borrowings under our unsecured revolving credit facility.

All of our senior notes are prepayable at any time prior to their maturity date at par plus accrued interest plus a premium equal to a make whole amount, as defined, generally designed to preserve a stated yield to the noteholder. Interest on all of our senior notes is payable semi‑annually in arrears.

The required principal payments due during the next five years and thereafter under all our outstanding debt at December 31, 2015 are as follows:

2016	$275,000	(1)
2017	300,000
2018	815,000
2019	400,000
2020	-
Thereafter	1,508,478	(2)
	$3,298,478

(1)	On February 10, 2016 we gave notice that we would redeem at par plus accrued interest all $275,000 of our 6.30% senior notes due 2016. We expect to complete this redemption in March 2016.
(2)

Includes our $8,478 convertible senior notes due 2027. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events.

8. Income Taxes

Our provision (benefit) for income taxes consists of the following:

	For the Year Ended
	December 31,
	2015	2014	2013
Current—Federal	$-	$5	$539
State	1,435	1,647	1,371
Foreign	200	150	65
	1,635	1,802	1,975
Deferred—Federal	-	-	(6,132)
State	-	-	(910)
Foreign	(69)	143	(27)
	(69)	143	(7,069)
	$1,566	$1,945	$(5,094)

A reconciliation of our effective tax rate and the U.S. Federal statutory income tax rate is as follows:

	For the Year Ended
	December 31,
	2015	2014	2013
Taxes at statutory U.S. federal income tax rate	35%	35%	35%
Nontaxable income of HPT	(35)%	(35)%	(35)%
State and local income taxes, net of federal tax benefit	0.8%	1.0%	1.1%
Foreign taxes	0.1%	0.1%	0.1%
Organizational structure change	0.0%	0.0%	(5.8)%
Change in valuation allowance	3.7%	4.0%	14.7%
Other differences, net	(3.7)%	(3.9)%	(14.3)%
Effective tax rate	0.9%	1.2%	(4.2)%

Deferred income tax balances reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities on our balance sheet and the amounts used for income tax purposes and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. Significant components of our deferred tax assets and liabilities are as follows:

	For the Year Ended
	December 31,
	2015	2014
Deferred tax assets:
Tax credits	$11,877	$12,091
Tax loss carryforwards	130,314	123,804
Other	3,723	3,248
	145,914	139,143
Valuation allowance	(145,259)	(138,537)
	655	606
Deferred tax liabilities:
Hotel basis difference	(9,104)	(9,122)
Net deferred tax liabilities	$(8,449)	$(8,516)

Net deferred tax liabilities are included in accounts payable and other liabilities in the accompanying consolidated balance sheets.

On January 31, 2007, we succeeded to certain tax attributes in connection with our acquisition of TravelCenters of America, Inc., including net operating loss carryforwards and tax credit carryforwards. At December 31, 2015 and 2014, we had a net deferred tax asset, prior to any valuation allowance, of $61,444 and $61,663, respectively, related to these carryover tax attributes. Because of the uncertainty surrounding our ability to realize the future benefit of these assets we have provided a 100% valuation allowance as of December 31, 2015 and 2014. As of December 31, 2015 these carryover tax attributes consist of: (i) net operating loss carryforwards for federal income tax purposes of approximately $136,420 which begin to expire in 2026 if unused, (ii) alternative minimum tax credit carryforwards of $4,430 which do not expire, and (iii) general business tax credits of $6,433 which began to expire in 2009. The utilization of these tax loss carryforwards and tax credits is subject to limitations under Section 382 of the IRC.

At December 31, 2015 and 2014, our consolidated TRS had a net deferred tax asset, prior to any valuation allowance, of $78,349 and $71,848 respectively, which consists primarily of the tax benefit of net operating loss carryforwards and tax credits. Because of the uncertainty surrounding our ability to realize the future benefit of these assets, we have provided a 100% valuation allowance as of December 31, 2015 and 2014. As of December 31, 2015, our consolidated TRS had net operating loss carryforwards for federal income tax purposes of approximately $204,686 which begin to expire in 2023 if unused.

9. Related Person Transactions

We have adopted written Governance Guidelines that describe the consideration and approval of related person transactions. Under these Governance Guidelines, we may not enter into a transaction in which any Trustee or executive officer, any member of the immediate family of any Trustee or executive officer or other related person, has or will have a direct or indirect material interest unless that transaction has been disclosed or made known to our Board of Trustees and our Board of Trustees reviews and approves or ratifies the transaction by the affirmative vote of a majority of the disinterested Trustees, even if the disinterested Trustees constitute less than a quorum. If there are no disinterested Trustees, the transaction must be reviewed, authorized and approved or ratified by both (i) the affirmative vote of a majority of our Board of Trustees and (ii) the affirmative vote of a majority of our Independent Trustees. In determining whether to approve or ratify a transaction, our Board of Trustees, or disinterested Trustees or Independent Trustees, as the case may be, also act in accordance with any applicable provisions of our declaration of trust and bylaws, consider all of the relevant facts and circumstances and approve only those transactions that they determine are fair and reasonable to us.  All related person transactions described below were reviewed and approved or ratified by a majority of the disinterested Trustees or otherwise in accordance with our policies, declaration of trust and bylaws, each as described above. In the case of transactions with us by employees of RMR Inc. and its subsidiaries who are subject to our Code of Business Conduct and Ethics, but who are not Trustees

or executive officers of us, the employee must seek approval from an executive officer who has no interest in the matter for which approval is being requested. Copies of our Governance Guidelines and Code of Business Conduct and Ethics are available on our website, www.hptreit.com.

TA.  TA is our former 100% owned subsidiary and our largest tenant, and we are TA’s largest shareholder. TA was created as a separate public company in 2007 as a result of its spin-off from us. As of December 31, 2015, we owned 3,420,000 common shares, representing approximately 8.8% of TA’s outstanding common shares. Mr. Barry Portnoy, one of our Managing Trustees, is a Managing Director of TA.  Mr. Thomas O’Brien, a former officer of ours prior to the TA spin-off, is President and Chief Executive Officer and the other managing director of TA; he is also an officer of RMR LLC. TA’s Chief Financial Officer and General Counsel are also officers of RMR LLC. Mr. Arthur Koumantzelis, who was one of our Independent Trustees prior to the TA spin-off, serves as an independent director of TA.

TA is the lessee of 37% of our real estate properties, at cost, as of December 31, 2015.  Until June 2015, TA had two leases with us, the TA No. 1 lease, which we refer to as the Prior TA Lease, and the TA No. 2 lease, which we refer to as the Prior Petro Lease. We refer to the Prior TA Lease and Prior Petro Lease collectively as the Prior Leases.  The Prior TA Lease was for travel centers that TA operates under the “TravelCenters of America” or “TA” brand names. The Prior Petro Lease was for travel centers that TA operates under the “Petro” brand name.  As described below, in June 2015, the Prior TA Lease was expanded and subdivided into four amended and restated leases, which we refer to as the New TA Leases, and the Prior Petro Lease was amended.

On April 15, 2013, TA entered an agreement with Shell Oil Products US, or Shell, pursuant to which Shell has agreed to construct a network of natural gas fueling lanes at up to 100 of TA’s travel centers located along the U.S. interstate highway system, including travel centers TA leases from us. In connection with that agreement, on April 15, 2013, we and TA amended our Prior Leases to specify the economic equivalent for natural gas sales to diesel fuel sales for the calculation of percentage rent payable to us under the leases, with the intended effect that the amount of percentage rent be unaffected by the type of fuel sold, whether diesel fuel or natural gas. That amendment also made certain administrative changes. Also on that date, in order to facilitate TA’s agreement with Shell, we entered into a subordination, non-disturbance and attornment agreement with Shell, whereby we agreed to recognize Shell’s license and other rights with respect to the natural gas fueling lanes at our travel centers leased to TA on certain conditions and in certain circumstances.

On July 1, 2013, we purchased land that we previously leased from a third party and subleased to TA. Effective as of that date, rents due to that third party and TA’s reimbursement of those rents of approximately $545 annually to us under the terms of the Prior TA Lease ceased. Also on that date, we and TA amended the Prior TA Lease to reflect our direct lease to TA of that land and certain minor properties adjacent to other existing travel centers included in the lease that we also had purchased and to increase the annual rent payable by TA under the Prior TA Lease to us by $537, which equaled 8.5% of our total investment in these properties.

On August 13, 2013, a travel center located in Roanoke, VA that we leased to TA was taken by eminent domain proceedings brought by the Virginia Department of Transportation, or VDOT, in connection with certain highway construction. The Prior TA Lease provided that the annual rent payable by TA to us was reduced by 8.5% of the amount of the proceeds we receive from the taking or, at our option, the fair market value rent of the property on the commencement date of the Prior TA Lease. In January 2014, we received proceeds from the VDOT of $6,178, which is a substantial portion of the VDOT’s estimate of the value of the property, and as a result the annual rent payable by TA to us under the Prior TA Lease was reduced by $525 effective January 6, 2014. We and TA are challenging the VDOT’s estimate of this property’s value and we expect that the final resolution of this matter will take considerable time.  Following the VDOT taking, we entered a lease agreement with the VDOT to lease this property for $40 per month; and we entered into a sublease with TA for TA to continue operating the property as a travel center and TA became responsible to pay this VDOT lease rent. Following expiration of this lease, in November 2014, this property was surrendered to the VDOT.

In December 2013, we acquired land adjacent to an existing travel center leased to TA. In connection with that acquisition, we amended the Prior TA Lease to add this property to that lease. As a result of this amendment, the minimum annual rent payable to us by TA under the Prior TA Lease increased by $105, which equaled 8.5% of our investment in this acquired land.

On June 1, 2015, we entered a transaction agreement with TA, or the TA Transaction Agreement, pursuant to which the following transactions were completed as of December 31, 2015:

•

We entered into the New TA Leases with a subsidiary of TA, or our TA No. 1 agreement, TA No. 2 agreement, TA No. 3 agreement and TA No. 4 agreement, with expirations in 2029, 2028, 2026 and 2030, respectively.  Each New TA Lease grants TA two renewal options of 15 years each. Percentage rent, which totaled $2,902 in 2014 under the Prior TA Lease, was incorporated into the annual minimum rent under the New TA Leases and was otherwise eliminated for the remainder of 2015; thereafter, percentage rent will be equal to 3% of the excess of gross non-fuel revenues over gross non-fuel revenues in 2015.  In the case of the five properties to be developed by TA and sold to us (further described below), the base year for percentage rent will be the calendar year in which the third anniversary of the completion of development of the property occurs and percentage rent will not apply to those properties until the next succeeding year. Our deferred rent obligation of $107,085 owed by TA under the Prior TA Lease, and due December 31, 2022, was allocated among the New TA Leases and the due dates were extended to the end of the initial term of each respective New TA Lease.

•

We purchased from TA, for $279,383,  14 travel centers it owned and certain assets it owned at 11 properties we then leased to TA. We leased back these properties to TA under the New TA Leases.  The annual minimum rent payable to us increased by $24,027 as a result of the completion of this purchase and sale leaseback.

•

TA purchased from us, for $45,042,  five travel centers that we previously leased to TA under the Prior TA Lease.  These properties were subleased by TA to its franchisees.  TA’s annual minimum rent decreased by $3,874 as a result of our completion of the sale of these properties.  We recognized a gain of $11,015 on these sales.

•

We and TA entered into an amendment to the Prior Petro Lease, and which we now refer to as our TA No. 5 agreement.  Among other things, this amendment eliminated percentage rent payable on fuel, which, in 2014 was nominal but was not paid by TA because we had previously waived payment of the first $2,500 of percentage rent due under the TA No. 5 agreement.

Under the TA Transaction Agreement, we also agreed to purchase from TA five travel centers upon the completion of their development at a purchase price equal to their development costs, including the cost of the land, which costs are estimated to be not more than $118,000 in the aggregate and we agreed to leaseback these development properties to TA under the New TA Leases.  These purchase/leaseback transactions remain to be completed.  The terms of the TA Transaction Agreement were approved by special committees of our Independent Trustees and TA’s independent directors, none of whom are directors or trustees of the other company.  Each special committee was represented by separate counsel.

In October 2015, we purchased the land and certain improvements at a travel center we then leased from a third party and subleased to TA located in Waterloo, NY for $15,000.  Upon this acquisition, the land and improvements were directly leased to TA under our TA No. 5 agreement and TA’s annual minimum rent increased by $1,275, but its obligation to pay the ground rent of $1,260 annually was terminated.

As of December 31, 2015, we leased to TA a total of 153 travel centers under the New TA Leases and 40 travel centers under the TA No. 5 agreement. As of December 31, 2015, the number of travel centers leased, the term, the annual minimum rent and deferred rent balances under our five leases with TA were as follows:

	Number of Sites	Initial Term End (1)	Minimum Annual Rent as of December 31, 2015(2)	Deferred Rent (3)
TA No. 1 Agreement	39	December 31, 2029	$48,862	$27,421
TA No. 2 Agreement	38	December 31, 2028	47,229	29,107
TA No. 3 Agreement	38	December 31, 2026	50,077	29,324
TA No. 4 Agreement	38	December 31, 2030	46,680	21,233
TA No. 5 Agreement	40	June 30, 2024	64,875	42,915
	193		$257,723	$150,000

(1)TA has two renewal options of fifteen years each under each of the leases.

(2)These minimum rents are exclusive of any increase in minimum rent as a result of our funding or reimbursing costs of improvements to leased travel centers or purchase/leaseback of additional travel centers occurring after December 31, 2015.

(3)The deferred rent obligation is subject to acceleration at our option upon an uncured default under our TA agreements or a change in control of TA, each as provided under the leases.

Our leases with TA are “triple net” leases that require TA to pay all costs incurred in the operation of the leased travel centers, including personnel, utility, inventory, customer service and insurance expenses, real estate and personal property taxes, environmental related expenses, underground storage tank removal costs and ground lease payments at those travel centers at which we lease the property and sublease it to TA. TA also is required generally to indemnify us for certain environmental matters and for liabilities which arise during the terms of the leases from ownership or operation of the leased travel centers. In addition, TA is obligated to pay us at lease expiration an amount equal to an estimate of the cost of removing underground storage tanks on the leased properties. The leases also include arbitration provisions for the resolution of disputes.

We recognized rental income of $250,582,  $225,394 and $219,050 in 2015, 2014 and 2013, respectively, under our leases with TA.  Rental income for 2015, 2014 and 2013 includes $9,100,  $1,580 and $1,783, respectively, of adjustments necessary to record the scheduled rent increase on our Prior TA Lease and the estimated future payment to us by TA for the cost of removing underground storage tanks on a straight line basis. As of December 31, 2015, 2014 and 2013, we had accruals for unpaid amounts of $50,987,  $40,253 and $37,034, respectively, owed to us by TA (excluding any deferred rents), which amounts are included in due from related persons on our consolidated balance sheets.  On June 9, 2015, we began recognizing the deferred rent obligation under our TA agreements as rental income on a straight line basis over the remaining initial terms of the respective leases because we believe the future payment of these amounts to us by TA is reasonably assured.

We waived $1,121,  $624 and $383 of percentage rent under the TA No. 5 agreement for 2015, 2014 and 2013, respectively. As of December 31, 2015, we have cumulatively waived $2,128 of the $2,500 of percentage rent we previously agreed to waive. The total amount of percentage rent from TA that we recognized (which is net of the waived amount) was $2,048,  $2,896 and $2,102 for 2015, 2014 and 2013, respectively.

Under our leases with TA, TA may request that we fund approved amounts for renovations, improvements and equipment at the leased travel centers in return for increases in TA’s minimum annual rent according to the following formula: the minimum rent per year is increased by an amount equal to the amount funded by us multiplied by the greater of (i) 8.5% or (ii) a benchmark U.S. Treasury interest rate plus 3.5%. We are not required to fund these improvements and TA is not required to sell them to us. In addition to purchases of improvements we made pursuant to the TA Transaction Agreement described above, pursuant to our leases with TA, we funded $99,896,  $66,133 and $83,912 in 2015, 2014 and 2013, respectively, for qualifying capital improvements to travel centers leased by TA and TA’s annual minimum rent payable to us increased by approximately $8,491,  $5,621 and $7,133, respectively, as a result.

RMR LLC provides management services to both us and TA and certain of TA’s executive officers are officers of RMR LLC.  At the time TA became a separate publicly owned company as a result of the distribution of its shares to our shareholders, TA entered into a business management agreement with RMR LLC.  In addition, in connection with TA’s spin-off, TA entered a transaction agreement with us and RMR LLC, pursuant to which TA granted us a right of first refusal to purchase, lease, mortgage or otherwise finance any interest TA owns in a travel center before it sells, leases, mortgages or otherwise finances that travel center to or with another party, and TA also granted us and any other company managed by RMR LLC a right of first refusal to acquire or finance any real estate of the types in which we or they invest before TA does.  TA also agreed that for so long as TA is a tenant of ours it will not permit: the acquisition by any person or group of beneficial ownership of 9.8% or more of the voting shares or the power to direct the management and policies of TA or any of its subsidiary tenants or guarantors under its leases with us; the sale of a material part of the assets of TA or any such tenant or guarantor; or the cessation of certain continuing directors constituting a majority of the board of directors of TA or any such tenant or guarantor.  Also, TA agreed not to take any action that might reasonably be expected to have a material adverse impact on our ability to qualify as a REIT and to indemnify us for any liabilities we may incur relating to TA’s assets and business.  The transaction agreement includes arbitration provisions for the resolution of disputes.

Our Manager, RMR LLC.  We have no employees. The personnel and various services we require to operate our business are provided to us by RMR LLC.  We have two agreements with RMR LLC to provide management services to us: (i) a business management agreement, which relates to our business generally, and (ii) a property management agreement, which relates to our property level operations of the office building component of only one property in Baltimore, MD, which also includes a Royal Sonesta hotel. Both of these management agreements are described below in this Note under “—Management Agreements with RMR LLC.”

One of our Managing Trustees, Mr. Barry Portnoy, is a Managing Director, officer and controlling shareholder (through ABP Trust) of RMR Inc. and an officer of RMR LLC.  Our other Managing Trustee, Mr. Adam Portnoy, is a Managing Director, President,  Chief Executive Officer and controlling shareholder (through ABP Trust) of RMR Inc. and an officer of RMR LLC.  ABP Trust is owned by Messrs. Barry and Adam Portnoy, Messrs. Barry and Adam Portnoy also own class A membership units of RMR LLC through their ownership of ABP Trust.  Each of our executive officers is also an officer of RMR LLC, including Mr. Ethan Bornstein, who is the son-in-law of Mr. Barry Portnoy and the brother-in-law of Mr. Adam Portnoy.  Certain of TA’s and Sonesta’s executive officers are officers of RMR LLC.  Our Independent Trustees also serve as independent directors or independent trustees of other companies to which RMR LLC or its affiliates provide management services.  Mr. Barry Portnoy serves as a director, managing director, trustee or managing trustee of all of the companies to which RMR LLC or its affiliate provides management services and Mr. Adam Portnoy serves as a director, trustee or managing trustee of a majority of those companies.  In addition, officers of RMR LLC and RMR Inc. serve as our officers and officers of other companies to which RMR LLC or its affiliates provide management services.

Acquisition of Interest in our Manager:  On June 5, 2015, we and three other REITs to which RMR LLC provides management services – Government Properties Income Trust, or GOV, Select Income REIT, or SIR, and Senior Housing Properties Trust, or SNH, and collectively with GOV and SIR, the Other REITs – participated in a transaction, or the Up-C Transaction, by which we and the Other REITs each acquired class A common stock of RMR Inc.

The Up-C Transaction was completed pursuant to a transaction agreement by and among us, our manager, RMR LLC, its then sole member, ABP Trust, and RMR Inc. and similar transaction agreements that each Other REIT entered into with RMR LLC, ABP Trust and RMR Inc.  Pursuant to these transaction agreements: we contributed to RMR Inc. 1,490,000 of our common shares and $12,622 in cash; GOV contributed to RMR Inc. 700,000 of its common shares and $3,917 in cash; SIR contributed to RMR Inc. 880,000 of its common shares and $15,880 in cash; SNH contributed to RMR Inc. 2,345,000 of its common shares and $13,967 in cash; ABP Trust contributed to RMR Inc. $11,520 in cash, which RMR Inc. contributed to RMR LLC; RMR LLC issued 1,000,000 of its class B membership units to RMR Inc.; RMR Inc. issued 5,019,121 shares of its class A common stock to us, 1,541,201 shares of its class A common stock to GOV, 3,166,891 shares of its class A common stock to SIR, 5,272,787 shares of its class A common stock to SNH, and 1,000,000 shares of its class B-1 common stock and 15,000,000 shares of its class B-2 common stock to ABP Trust; ABP Trust delivered 15,000,000 of the 30,000,000 class A membership units of RMR LLC which ABP Trust then owned to RMR Inc.; and RMR Inc. delivered to ABP Trust our common shares, the common shares of the Other REITs and the cash which had been contributed by us and the Other REITs to RMR Inc.

The class A common stock and class B-1 common stock of RMR Inc. share ratably as a single class in dividends and other distributions of RMR Inc. when and if declared by the board of directors of RMR Inc. and have the same rights in a liquidation of RMR Inc.  The class B-1 common stock of RMR Inc. is convertible into class A common stock of RMR Inc. on a 1:1 basis.  The class A common stock of RMR Inc. has one vote per share.  The class B-1 common stock of RMR Inc. has 10 votes per share.  The class B-2 common stock of RMR Inc. has no economic interest in RMR Inc., but has 10 votes per share and is paired with the class A membership units of RMR LLC owned by ABP Trust.  Upon request by ABP Trust, RMR LLC is required to redeem the class A membership units of RMR LLC owned by ABP Trust for class A common stock of RMR Inc. on a 1:1 basis, or if RMR Inc. elects, for cash.  Under the governing documents of RMR Inc., upon the redemption of a class A membership unit of RMR LLC, the share of class B-2 common stock of RMR Inc. “paired” with the class A membership unit being redeemed is cancelled for no additional consideration.

As part of the Up-C Transaction and concurrently with entering the transaction agreements, on June 5, 2015:

•

We entered into an amended and restated business management agreement with RMR LLC and an amended and restated property management agreement with RMR LLC.  The amendments made by these agreements are described below in this Note under “—Management Agreements with RMR LLC.”  Each Other REIT also entered amended and restated business and property management agreements with RMR LLC, which made similar amendments to their management agreements with RMR LLC.

•

We entered into a registration rights agreement with RMR Inc. covering the class A common stock of RMR Inc. that we received in the Up-C Transaction, pursuant to which we received demand and piggyback registration rights, subject to certain limitations.  Each Other REIT entered into a similar registration rights agreement with RMR Inc.

•

We entered into a lock up and registration rights agreement with ABP Trust and Messrs. Barry and Adam Portnoy pursuant to which ABP Trust and Barry and Adam Portnoy agreed not to transfer the 1,490,000 of our common shares ABP Trust received in the Up-C Transaction for a period of 10 years and we granted them certain registration rights, subject to certain limited exceptions.  Each Other REIT also entered into a similar lock up and registration rights agreement with ABP Trust and Messrs. Barry and Adam Portnoy.

As a result of the Up-C Transaction: RMR LLC became a subsidiary of RMR Inc.; RMR Inc. became the managing member of RMR LLC; through our ownership of class A common stock of RMR Inc., we became a holder of an indirect economic interest in RMR LLC; and through their ownership of class A common stock of RMR Inc., GOV, SIR and SNH also became holders of indirect economic interests in RMR LLC.  Through its ownership of class B-1 common stock of RMR Inc., class B-2 common stock of RMR Inc. and class A membership units of RMR LLC, ABP Trust holds, directly and indirectly, a 51.6% economic interest in RMR LLC and controls 91.4% of the voting power of outstanding capital stock of RMR Inc.

Pursuant to the transaction agreements, on December 14, 2015 we distributed 2,515,344 shares of class A common stock of RMR Inc. to our shareholders as a special distribution, which represented approximately half of the shares of class A common stock of RMR Inc. we received in the Up-C Transaction; each Other REIT also distributed approximately half of the shares of class A common stock of RMR Inc. they received in the Up-C Transaction to their respective shareholders.  RMR Inc. facilitated this distribution by filing a registration statement with the SEC to register the shares of class A common stock of RMR Inc. being distributed and by listing those shares on The NASDAQ Stock Market LLC.  Following this distribution, we currently hold 2,503,777 shares of class A common stock of RMR Inc. and GOV, SIR and SNH currently hold 1,214,225,  1,586,836 and 2,637,408 shares of class A common stock of RMR Inc., respectively. In connection with this distribution, we recognized a non-cash loss of $36,773 in the fourth quarter of 2015 as a result of the closing price of RMR Inc.’s class A common stock being lower than our carrying amount per RMR Inc. share on the distribution date. See Note 13 for information regarding the fair value of our investment in RMR Inc. as of December 31, 2015.

On December 15, 2015, RMR Inc. paid a cash dividend to holders of its class A common stock and class B-1 common stock as of November 25, 2015 of $0.5260 per share to cover the period from and including June 5, 2015 up to but not including December 14, 2015.  As a result of our ownership of class A common stock of RMR Inc., we received a cash dividend of $2,640 from RMR Inc.

The transactions contemplated by the transaction agreement and the terms thereof were negotiated and reviewed by a Joint Special Committee comprised solely of our Independent Trustees and the independent trustees of the Other REITs, or the Joint Special Committee, and were separately approved and adopted by our Independent Trustee who did not serve as an independent trustee of any of the Other REITs, by a Special Committee of our Board of Trustees, comprised solely of our Independent Trustees, or our Special Committee, and by our Board of Trustees. Morgan Stanley & Co. LLC acted as financial advisor to the Joint Special Committee and Houlihan Lokey Capital Inc. acted as financial advisor to our Special Committee.

Accounting for Investment in RMR Inc.:  We concluded, for accounting purposes, that the cash and share consideration of $55,922 we paid for our investment in 5,019,121 shares of class A common stock of RMR Inc. represented a discount to the fair value of these shares.  We initially accounted for this investment under the cost method of accounting and recorded this investment at its estimated fair value of $129,722 as of June 5, 2015, using Level 3 inputs as defined in the fair value hierarchy under GAAP.  As a result, we recorded a liability for the amount by which the estimated fair value exceeded the price we paid for these shares and we are amortizing this amount as described below. As of December 31, 2015, the unamortized balance of this liability was $71,762.  This liability for our investment in class A common stock of RMR Inc. is included in accounts payable and other liabilities in our consolidated balance sheet and is being amortized on a straight line basis through December 31, 2035, the 20 year term of the business and property management agreements with RMR LLC entered on June 5, 2015, as an allocated reduction to business management fees and property management fees, which are included in general and administrative in our consolidated statements of comprehensive income. Amortization of this liability, which is included in general and administrative expense and other operating expenses, for the year ended December 31, 2015 totaled $2,038.

Management Agreements with RMR LLC:  For 2013, our business management agreement provided for the base business management fee to be paid to RMR LLC at an annual rate equal to the sum of (a) 0.5% of the historical cost of the real estate assets acquired from a REIT to which RMR LLC provided business management or property management services, or the Transferred Assets, plus (b) with respect to other properties we acquired excluding the Transferred Assets, 0.7% of our aggregate cost of those properties up to and including $250,000, and 0.5% thereafter.  In addition, for 2013, our business management agreement also provided for RMR LLC to be paid an incentive fee equal to 15% of the product of (i) the weighted average of our common shares outstanding on a fully diluted basis during a fiscal year and (ii) the excess, if any, of the Normalized FFO Per Share, as defined in that business management agreement, for such fiscal year over the Normalized FFO Per Share for the preceding fiscal year.  This incentive fee was payable in common shares and it was subject to a cap on the value of the incentive fee being no greater than $0.02 per share of our total shares outstanding.

On December 23, 2013, we and RMR LLC amended and restated our business management agreement, effective with respect to services performed on or after January 1, 2014.  After these amendments, our business management agreement provides that:

•	Revised Base Management Fee. The annual amount of the base management fee to be paid to RMR LLC by us for each applicable period is equal to the lesser of:

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

•

Revised Incentive Fee.  The incentive fee which may be earned by RMR LLC for an annual period is an amount, subject to a cap based on the value of our outstanding common shares, equal to 12% of the product of (a) our equity market capitalization on the last trading day on the year immediately prior to the relevant measurement period and (b) the amount (expressed as a percentage) by which the total returns per share realized by the holders of our common shares (i.e., share price appreciation plus dividends) exceeds the total shareholder return of the SNL US REIT Hotel Index (in each case subject to certain adjustments) for the relevant measurement period. The measurement periods are generally three-year periods ending with the year for which the incentive fee is being calculated, with shorter periods applicable in the case of the calculation of the incentive fee for 2014 (one year) and 2015 (two years).  The terms of the revised incentive fee were developed by our Compensation Committee, which is comprised solely of Independent Trustees, in consultation with FTI Consulting, Inc., a nationally recognized compensation consultant experienced in REIT compensation programs.

•

Partial Payment in Common Shares.  The base management fee would be paid monthly to RMR LLC, 90% in cash and 10% in our common shares, which are fully vested when issued.  The number of our common shares to be issued in payment of the base management fee for each month would equal the value of 10% of the total base management fee for that month divided by the average daily closing price of our common shares during that month.  The incentive fee would be payable in our common shares, with one-third of our common shares issued in payment of an incentive fee vested on the date of issuance, and the remaining two-thirds vesting thereafter in two equal annual installments.  All common shares issued in payment of the incentive fee would be fully vested upon termination of the business management agreement, subject to certain exceptions. In addition, RMR LLC would, in certain circumstances, be required to return to us or forfeit some or all of the common shares paid or payable to it in payment of the incentive management fee.  RMR LLC and certain eligible transferees of our common shares issued in payment of the base management fee or incentive fee would be entitled to demand registration rights, exercisable not more frequently than twice per year, and to “piggy-back” registration rights, with certain expenses to be paid by us. We and applicable selling shareholders also indemnify each other (and their officers, trustees, directors and controlling persons) against certain liabilities, including liabilities under the Securities Act of 1933, as amended,  in connection with any such registration.

•

Elimination of Right of First Offer.  The right of first offer was eliminated.  This right of first offer had required that, with certain exceptions, if we determined to offer for sale or other disposition any real property that, at such time, is of a type within the investment focus of another REIT to which RMR LLC provides management services, we would first offer that property for purchase or disposition to that REIT and negotiate in good faith for such purchase or disposition.  Under our business management agreement, we acknowledge that RMR LLC may engage in other activities or businesses and act as the manager to any other person or entity (including other REITs) even though such person or entity has investment policies and objectives similar to ours and we are not entitled to preferential treatment in receiving information, recommendations and other services from RMR LLC.

We lease office space to RMR LLC in the office building we own in Baltimore, MD for RMR LLC’s property management office. Pursuant to our lease agreement with RMR LLC, we recognized rental income from RMR LLC for leased office space of approximately $33 for the year ended December 31, 2015. Our office space lease with RMR LLC is terminable by RMR LLC if our management agreements with RMR LLC are terminated.

Our property management agreement with RMR LLC provides for management fees equal to 3.0% of gross collected rents and construction supervision fees equal to 5.0% of construction costs for the one office property that is subject to that agreement.

On May 9, 2014, we and RMR LLC entered into the following amendments to our business management agreement and property management agreement:

•

Revised RMR LLC Termination Right.  RMR LLC’s right to terminate the business management and property management agreements was changed to 120 days’ written notice from the previous 60 days’ written notice for the business management agreement and five business days’ notice if we underwent a change of control for the property management agreement.

•

RMR LLC Termination Fee.  We agreed that if we terminate or elect not to renew the business management agreement other than for cause, as defined, we would pay RMR LLC a termination fee equal to 2.75 times the sum of the annual base management fee and the annual internal audit services expense, which amounts are based on averages during the 24 consecutive calendar months prior to the date of notice of nonrenewal or termination.  In addition, we agreed that if we terminate or elect not to renew the property management agreement other than for cause, as defined, within 12 months prior to or following our giving notice of termination or non-renewal of the business management agreement other than for cause, we would pay RMR LLC a termination fee equal to 12 times the average monthly property management fee for the six months prior to the effective date of the nonrenewal or termination.

•

Transitional Services.  RMR LLC agreed to provide certain transition services to us for 120 days following an applicable termination by us or notice of termination by RMR LLC, including cooperating with us and using commercially reasonable efforts to facilitate the orderly transfer of the management and real estate investment services provided under the business management agreement and to facilitate the orderly transfer of management of the managed properties, as applicable.

As part of the Up-C Transaction described above, on June 5, 2015, we and RMR LLC amended and restated our business management agreement and our property management agreement.  As a result of these amendments, effective as of June 5, 2015:

•

Extended Term. Our management agreements have terms that end on December 31, 2036, and automatically extend on December 31st of each year for an additional year, so that the terms of the agreements thereafter end on the 20th anniversary of the date of the extension.

•	Payment of Fees in Cash. All base management and incentive fees under our management agreements are payable in cash.

•

Revised Termination Rights.  We have the right to terminate each management agreement: (i) at any time on 60 days’ written notice for convenience, (ii) immediately upon written notice for cause, as defined therein, (iii) on 60 days’ written notice given within 60 days after the end of an applicable calendar year for a performance reason, as defined therein, and (iv) by written notice during the 12 months following a change of control of RMR LLC, as defined therein, RMR LLC has the right to terminate the management agreements for good reason, as defined therein.

•

Revised Termination Fee.  If we terminate one or both of our management agreements for convenience, or if RMR LLC terminates one or both of our management agreements for good reason, as defined therein, we have agreed to pay RMR LLC a termination fee in an amount equal to the sum of the present values of the monthly future fees, as defined therein, for the terminated management agreement(s) for the remaining term prior to the termination, which depending on the time of termination would be between 19 and 20 years.  If we terminate one or both of our management agreements for a performance reason, as defined therein, we have agreed to pay RMR LLC the termination fee calculated as described above, but assuming a remaining term of 10 years prior to the termination.  We are not required to pay any termination fee if we terminate our management agreements for cause, as defined therein or as a result of a change of control of RMR LLC, as defined therein.

Our Board of Trustees has given our Compensation Committee, which is comprised exclusively of our Independent Trustees, authority to act on our behalf with respect to our management agreements with RMR LLC.  Our Governance Guidelines and the charter of our Compensation Committee together require the committee to annually review the terms of these agreements, evaluate RMR LLC’s performance under the agreements and determine whether to terminate the management agreements.

The 2013 and 2014 amendments to the business and property management agreements described above were negotiated, reviewed, approved and adopted by our Compensation Committee and the 2015 amendments to the business and property management agreements described above were negotiated and reviewed by the Joint Special Committee, and were approved and adopted by our Compensation Committee.

RMR LLC Management Fees and Reimbursements:  Pursuant to our business management agreement and property management agreement with RMR LLC, we recognized business management and property management fees of $37,364,  $37,672 and $41,474 for 2015, 2014 and 2013, respectively. The business management and property management fees we recognized for 2015, 2014 and 2013 are included in general and administrative expenses in our consolidated financial statements.  The business management fee recognized for 2015 reflects a reduction of $2,038 for the amortization of the liability we recorded in connection with the Up-C Transaction, as further described above under “—Accounting for Investment in RMR Inc.”  In accordance with the terms of our business management agreement, we issued, in aggregate, 52,366 of our common shares to RMR LLC as payment for a portion of the base business management fee we recognized for the period from January 1, 2015 to June 5, 2015 and 119,664 of our common shares to RMR LLC as payment for a portion of the base business management fee we recognized for 2014.  In January 2016, we paid an incentive fee of $62,263 to RMR LLC pursuant to our business management agreement. No incentive fee was payable to RMR LLC under our business management agreement for 2014. In March 2014, we issued 102,536 of our common shares to RMR LLC for the incentive fee for 2013, pursuant to our business management agreement.

We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf.  Our property level operating costs are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC.  The total of these property management related reimbursements paid to RMR LLC for the years ended December 31, 2015, 2014 and 2013 were $134,  $75 and $68, respectively, and these amounts are included in property operating expenses in our consolidated financial statements for these periods.  We are generally not responsible for payment of RMR LLC’s employment, office or administration expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC employees assigned to work exclusively or partly for the one office building which is the subject of the property management agreement, our share of the wages, benefits and other related costs of centralized accounting personnel and our share of the staff employed by RMR LLC who perform our internal audit function.

We have historically awarded share grants to certain RMR LLC employees under our equity compensation plan.  During the years ended December 31, 2015, 2014 and 2013, we made annual share grants to RMR LLC employees of 76,250,  79,725 and 84,125 of our common shares, respectively.  Those grants had aggregate values of $1,957,  $2,272 and $2,307, respectively, based upon the closing price of our common shares on the NYSE on the dates of grant. One fifth of those restricted shares vested on the grant dates and one fifth vests on each of the next four anniversaries of the grant dates. These share grants to RMR LLC employees are in addition to the fees we paid RMR LLC.  In September 2015, we purchased 16,340 of our common shares, at the closing price for our common shares on the NYSE on the date of purchase, from certain of our officers and other employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of restricted common shares.  In addition, under our business management agreement we reimburse RMR LLC for our allocable costs for internal audit services, which amounts are subject to approval by our Compensation Committee.  Our Audit Committee appoints our Director of Internal Audit.  The aggregate amounts accrued for share grants to RMR LLC employees and internal audit costs for the years ended December 31, 2015, 2014 and 2013 were $2,284,  $2,523 and $2,276, respectively, and these amounts are included in our general and administrative expenses for these periods.

On occasion, we have entered into arrangements with former employees of RMR LLC in connection with the termination of their employment with RMR LLC, providing for the acceleration of vesting of restricted shares previously granted to them under our equity compensation plan.  Additionally, each of our executive officers received grants of restricted shares of other companies to which RMR LLC provides management services, including TA, in their capacities as officers of RMR LLC.

Pursuant to our business management agreement, RMR LLC may from time to time negotiate on our behalf with certain third party vendors and suppliers for the procurement of goods and services to us.  As part of this arrangement, we may enter agreements with RMR LLC and other companies to which RMR LLC provides management services for the purpose of obtaining more favorable terms from such vendors and suppliers.

Sonesta.  In January 2012, pursuant to a series of transactions, we acquired entities that owned the Royal Sonesta Hotel Boston in Cambridge, MA, or the Cambridge Hotel, and had leasehold interests in the Royal Sonesta Hotel New Orleans in New Orleans, LA, or the New Orleans Hotel for approximately $150,500. In connection with these transactions, we entered hotel management agreements with Sonesta that provide for Sonesta to manage for us each of the Cambridge Hotel and the New Orleans Hotel. Since that time, we have rebranded additional hotels that we own to Sonesta brands and management, and as of December 31, 2015, Sonesta was managing 31 of our hotels pursuant to long-term management agreements. We currently lease all hotels that we own and which are managed by Sonesta to one of our TRSs.  The stockholders of Sonesta are Mr. Barry Portnoy and Mr. Adam Portnoy, who are our Managing Trustees, and they also serve as directors of Sonesta. Sonesta’s Chief Executive Officer is an officer of RMR LLC and other officers and employees of Sonesta are former employees of RMR LLC.  RMR LLC also provides certain services to Sonesta.

The management agreements for our full service hotels managed by Sonesta provide that we are paid a fixed minimum return equal to 8% of our invested capital, as defined in the management agreements, if gross revenues of the hotel, after payment of hotel operating expenses and management and related fees to Sonesta (other than the incentive fee described below, if applicable), are sufficient to do so. We are to be paid an additional amount based upon the hotel’s operating profit, as defined in the management agreements, after payment of Sonesta’s incentive fee, if applicable. After payment of specified hotel operating expenses from the hotel’s gross revenues, Sonesta is entitled to receive a base management fee equal to 3% of gross revenues. Additionally, under the management agreements, Sonesta is entitled to a reservation fee equal to 1.5% of gross room revenues, as defined in the management agreements, a system fee for centralized services of 1.5% of gross revenues, a procurement and construction supervision fee in connection with renovations equal to 3% of third party costs and an incentive fee equal to 20% of the hotel’s operating profit after reimbursement to us and to Sonesta of certain advances, and payment to us of our minimum returns. The management agreements expire in January 2037, and will be extended automatically for up to two successive 15 year renewal terms unless Sonesta elects not to renew the management agreements. We have the right to terminate the management agreements after three years without cause upon payment of a termination fee. We also have the right to terminate the management agreements without a termination fee if our minimum return is less than 6% of our invested capital during any three of four applicable consecutive years. Both we and Sonesta have the right to terminate the management agreements upon a change of control, as defined in the management agreements, of the other party, and under certain other circumstances which, in the case of termination by Sonesta, may require the payment of a termination fee. Under the management agreements, the termination fee is an amount equal to the present value of the payments that would have been made to Sonesta between the date of termination and the scheduled expiration date of the agreements’ current term as a base fee, reservation fee, system fee and an incentive fee, each as defined in the management agreements, if the agreements had not been terminated, calculated based upon the average of each of such fees earned in each of the three years ended prior to the date of termination and discounted at an annual rate equal to 8%. The management agreements for our limited service hotels managed by Sonesta are substantially the same as the management agreements for our full service Sonesta managed hotels, except that the base management fee payable to Sonesta is 5% of gross revenues and our required working capital advance per room is less for the limited service hotels. Our agreements with Sonesta include arbitration provisions for the resolution of disputes.

In April 2012, we entered into a pooling agreement with Sonesta that combined our hotel management agreements with Sonesta for purposes of calculating gross revenues, payment of hotel operating expenses, payment of fees and distributions and the calculation of minimum returns due to us. We previously referred to this agreement and combination of hotels and management agreements as our Sonesta No. 1 agreement. The management agreements for all of our hotels managed by Sonesta, excluding, until June 28, 2013, the New Orleans Hotel, are included in the Sonesta No. 1 agreement. The amended and restated management agreement we entered with Sonesta for the New Orleans Hotel upon our acquiring the fee interest in that hotel (further described below) was added to our pooling agreement with Sonesta. We now refer to the pooling agreement and combination of our Sonesta branded hotels and management agreements as our Sonesta agreement. See Note 6 for further information about our management and pooling agreements with Sonesta.

Pursuant to our management agreements with Sonesta, we incurred management, system, reservation fees and reimbursement of certain guest loyalty, marketing program and third party reservation transmission expenses payable to Sonesta of $21,482,  $17,800 and $10,902 for 2015, 2014 and 2013, respectively.  These amounts are included in hotel operating expenses in our consolidated financial statements. In addition, we also incurred procurement and construction supervision fees payable to Sonesta in connection with capital expenditures at our hotels managed by Sonesta of $1,607,  $3,309 and $2,976 for 2015, 2014 and 2013, respectively.  These amounts have been capitalized in our consolidated financial statements.  Under our hotel management agreements with Sonesta, routine property maintenance, which is expensed, is an operating expense of the hotels and improvements and periodic renovations, which are capitalized, are funded by us, except in the case of the New Orleans Hotel for capital expenditures incurred prior to June 28, 2013, which were borne in large part by the former lessor. At December 31, 2015, we owed Sonesta $3,968 for capital expenditure reimbursements and for a previously estimated overpayment of minimum returns advanced.  At December 31, 2014, we owed Sonesta $5,250 for capital expenditure reimbursements.  Amounts due from Sonesta are included in due from related persons and amounts owed to Sonesta are included in due to related persons on our consolidated balance sheets, respectively.

Under our management agreements with Sonesta, the costs of advertising, marketing, promotional and public relations programs and campaigns, including “frequent stay” rewards programs, that are allocated and intended for the benefit of the Sonesta hotels we own, incurred by Sonesta are subject to reimbursement by us or otherwise treated as operating expenses of our hotels, subject to our approval of the applicable marketing program and cost allocation. Sonesta has developed a guest loyalty program and marketing program for the Sonesta hotels. Our Board of Trustees and Independent Trustees agreed, effective July 1, 2013, to our reimbursement to Sonesta for these programs at rates not to exceed: 1.0% of the applicable hotel’s room revenues for the Sonesta guest loyalty program; 1.0% of the total revenues from our Sonesta managed hotels for the Sonesta marketing program; and 0.8% of the applicable hotel’s room revenues for Sonesta’s third party reservation transmission expenses.

In May 2013, we acquired a full service hotel in Duluth, GA and this hotel has been branded a Sonesta hotel, Sonesta Gwinnett Place. Sonesta is managing this hotel pursuant to a management agreement on terms consistent with our other applicable management agreements with Sonesta. This management agreement was added to our Sonesta agreement.

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

On May 30, 2014, we acquired a hotel in Ft. Lauderdale, FL and this hotel has been rebranded as a Sonesta hotel. Sonesta is managing this hotel pursuant to a management agreement on terms consistent with our other management agreements with Sonesta and that management agreement was added to our Sonesta agreement.

On April 28, 2015, we acquired a building and land parcel adjacent to a hotel we own which is managed by Sonesta for $750, excluding acquisition related costs. This land was added to that hotel property and constitutes part of our invested capital used to calculate our minimum returns under our Sonesta agreement.

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

On January 4, 2016, we and Sonesta amended our pooling agreement and management agreements.  A hotel under the pooling agreement may be designated as “non-economic” and removed from the pooling agreement and subject to sale and we have an early termination right under each management agreement, in each case if the applicable hotel does not meet certain criteria for the stipulated measurement period. Pursuant to the amendment, these stipulated measurement periods begin on the later of January 1, 2017 and January 1st of the year beginning at least 18 months following the effective date of the applicable management agreement. The amendments to the pooling agreement and management agreements with Sonesta were negotiated and recommended by a Special Committee of our Board of Trustees comprised solely of our Independent Trustees, and were approved by our Independent Trustees and also by our Board of Trustees.

On February 1, 2016, we acquired two extended stay hotels with 262 suites located in Cleveland and Westlake, OH for $12,000, excluding acquisition related costs. In connection with this acquisition, we entered into two long term management agreements for Sonesta to manage these hotels. The terms of the management agreements are substantially consistent with the terms of our other management agreements with Sonesta for extended stay hotels, and these management agreements were combined with our other Sonesta hotel management agreements under our existing Sonesta agreement.

AIC. We, ABP Trust, TA and four other companies to which RMR LLC provides management services currently own AIC, an Indiana insurance company, and are parties to an amended and restated shareholders agreement regarding AIC. On May 9, 2014, as a result of a change in control of Equity Commonwealth, or EQC, as defined in the amended and restated shareholders agreement, we and the other AIC shareholders purchased pro rata the AIC shares EQC owned in accordance with the terms of that agreement. Pursuant to that purchase, we purchased 2,857 AIC shares from EQC for $825. Following these purchases, we and the other remaining six shareholders each owns approximately 14.3% of AIC. As of December 31, 2015, we have invested $6,034 in AIC since its formation in 2008.

All of our Trustees and all of the trustees and directors of the other AIC shareholders currently serve on the board of directors of AIC.  RMR LLC provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC.  Pursuant to this agreement, AIC pays RMR LLC a service fee equal to 3.0% of the total annual earned premiums payable under then active policies issued or underwritten by AIC or by a vendor or an agent of AIC on its behalf or in furtherance of AIC’s business.  The shareholders agreement among us, the other shareholders of AIC and AIC includes arbitration provisions for the resolution of disputes.

We and the other shareholders of AIC have historically participated in a combined property insurance program arranged by AIC providing $500,000 of coverage and with respect to which AIC is a reinsurer of certain coverage amounts.  In June 2015, we and the other shareholders of AIC renewed our participation in this program.  In connection with that renewal, we purchased a three year combined property insurance policy providing $500,000 of coverage annually with the premiums to be paid annually and a one year combined policy providing certain other coverage for our properties. Our annual premiums for this property insurance were $4,099,  $11,851 and $6,842 as of the renewal of the policies in June 2015, 2014 and 2013, respectively.  The premiums are adjusted throughout the policy years for property acquisitions or dispositions we make.  Although we own less than 20% of AIC, we use the equity method to account for this investment because we believe that we have significant influence over AIC as all of our Trustees are also directors of AIC. Our investment in AIC had a carrying value of $6,834,  $6,834 and $5,913 as of December 31, 2015, 2014 and 2013, respectively, which amounts are included in other assets on our consolidated balance sheets.  We recognized income of $20,  $94 and $334 related to our investment in AIC for 2015, 2014 and 2013, respectively.

We periodically consider the possibilities for expanding our insurance relationships with AIC to include other types of insurance and may in the future participate in additional insurance offerings AIC may provide or arrange. We may invest additional amounts in AIC in the future if the expansion of this insurance business requires additional capital, but we are not obligated to do so.

Directors’ and Officers’ Liability Insurance. We, RMR Inc. and certain companies to which RMR LLC provides management services participate in a combined directors’ and officers’ liability insurance policy.  This combined policy currently provides for $10,000 of combined primary coverage and expires in September 2017.  In August 2015, we also obtained separate non-combined directors’ and officers’ liability insurance policies providing $20,000 of aggregate excess coverage plus $5,000 of excess non-indemnifiable coverage, which policies expire in September 2016.  We paid aggregate premiums of $463,  $624 and $624 in 2015, 2014 and 2013, respectively, for these policies.  The premiums for the combined policies were allocated among the insured companies after consultation with the insurance broker and approval by each company’s board and independent trustees or directors as applicable.

10. Concentration

Geographic Concentration

At December 31, 2015, our 495 properties were located in 45 states in the United States, Ontario, Canada and Puerto Rico. Between 5% and 12% of our properties, by investment, were located in each of California, Georgia, Florida, Illinois, New Jersey and Texas. Our two hotels in Ontario, Canada and our hotel in Puerto Rico represent 1% and 2% of our hotels, by investment, respectively.

Credit Concentration

All of our managers and tenants are subsidiaries of other companies. The percentage of our annual minimum return and rents, for each management or lease agreement is shown below, as of December 31, 2015.

	Number of	Annual Minimum
Agreement Reference Name	Properties	Returns/Rents	% of Total	Investment(1)	% of Total
Marriott (No. 1)	53	$68,356	9%	$688,500	8%
Marriott (No. 234)	68	106,243	15%	1,000,439	12%
Marriott (No. 5)	1	10,116	1%	90,078	1%
Subtotal Marriott	122	184,715	25%	1,779,017	21%
InterContinental(2)	93	151,218	20%	1,563,641	18%
Sonesta	31	82,338	11%	1,084,693	13%
Wyndham(3)	22	27,976	4%	381,915	4%
Hyatt	22	22,037	3%	301,942	4%
Carlson	11	12,920	2%	209,895	2%
Morgans	1	7,595	1%	120,000	1%
Subtotal Hotels	302	488,799	66%	5,441,103	63%
TA (No. 1)	39	48,862	7%	631,147	7%
TA (No. 2)	38	47,229	6%	605,140	7%
TA (No. 3)	38	50,077	6%	589,798	7%
TA (No. 4)(4)	38	46,680	6%	527,861	6%
TA (No. 5)	40	64,875	9%	830,966	10%
Subtotal TA	193	257,723	34%	3,184,912	37%
Total	495	$746,522	100%	$8,626,015	100%

(1)

Represents historical cost of our properties plus capital improvements funded by us less impairment writedowns, if any, and excludes capital improvements made from FF&E reserves funded from hotel operations.

(2)	The annual minimum return/ minimum rent amount presented includes $7,899 of rent related to our lease with InterContinental for one hotel in Puerto Rico.

(3)	The annual minimum return / minimum rent amount presented includes $1,366 of rent related to our lease with Wyndham Vacation for 48 vacation units in one hotel.
(4)	The annual minimum rent amount for our TA No. 4 agreement includes approximately $2,103 of ground rent paid by TA for a property we lease and sublease to TA.

Minimum return and minimum rent payments due to us under some of these hotel management agreements and leases are supported by guarantees. The guarantee provided by Marriott with respect to the 68 hotels managed by Marriott under our Marriott No. 234 agreement is limited to $40,000  ( $30,672 remaining at December 31, 2015) and expires on December 31, 2019. The guarantee provided by Wyndham with respect to the 22 hotels managed by Wyndham is limited to $35,656  ( $4,008 remaining at December 31, 2015) and expires on July 28, 2020. The guarantee provided by Hyatt with respect to the 22 hotels managed by Hyatt is limited to $50,000  ( $14,712 remaining at December 31, 2015). The guarantee provided by Carlson with respect to the 11 hotels managed by Carlson is limited to $40,000  ( $25,037 remaining at December 31, 2015). These guarantees may be replenished by future cash flows from the hotels in excess of our minimum returns. The guarantee provided by Wyndham for the lease with Wyndham Vacation is unlimited. The guarantee provided by Marriott with respect to the one hotel leased by Marriott (Marriott No. 5 agreement) is unlimited.

Security deposits support minimum return and minimum rent payments that may be due to us under some of our management agreements and leases. As of December 31, 2015, we hold security deposits for our 93 hotels managed or leased by InterContinental ($47,216) and for the 68 hotels included in our Marriott No. 234 agreement ($6,252).  These deposits may be replenished further in the future from available cash flow.

Certain of our managed hotel portfolios had net operating results that were, in the aggregate,  $28,644,  $47,026 and $65,623 less than the minimum returns due to us for the years ended December 31, 2015, 2014, and 2013, respectively. When managers of these hotels are required to fund the shortfalls under the terms of our operating agreements or their guarantees, we reflect such fundings (including security deposit applications) in our consolidated statements of comprehensive income as a reduction of hotel operating expenses. When we reduce the amounts of the security deposits we hold for any of our operating agreements for payment deficiencies, it does not result in additional cash flow to us of the deficiency amounts, but reduces the refunds due to the respective lessees or managers who have provided us with these deposits upon expiration of the respective management agreement.  The security deposits are non-interest bearing and are not held in escrow.  The reduction to hotel operating expenses was $2,574,  $9,499 and $19,311 in the years ended December 31, 2015, 2014 and 2013, respectively. We had shortfalls at certain of our managed hotel portfolios not funded by the managers of these hotels under the terms of our operating agreements of $26,070, $37,527 and $46,312 during the years ended December 31, 2015, 2014 and 2013, respectively, which represents the unguaranteed portion of our minimum returns from Marriott and Sonesta.

Certain of our managed hotel portfolios had net operating results that were in the aggregate,  $68,597,  $22,447 and $5,304 more than the minimum returns due to us during the years ended December 31, 2015, 2014 and 2013, respectively.  Certain of our guarantees and our security deposits may be replenished by future cash flows from the applicable hotel operations in excess of the minimum returns due to us pursuant to the terms of the respective agreements.  When our guarantees and our security deposits are replenished by cash flows from hotel operations, we reflect such replenishments in our consolidated statements of comprehensive income as an increase to hotel operating expenses.  We had $27,231,  $5,727 and $1,215 of guarantee and security deposit replenishments during the years ended December 31, 2015, 2014 and 2013, respectively.

11. Selected Quarterly Financial Data (Unaudited)

	2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$435,512	$507,066	$511,886	$467,440
Net income (loss)	41,581	83,146	61,185	(19,494)
Net income (loss) available for common shareholders	36,415	77,980	56,019	(24,660)
Net income (loss) available for common shareholders per share (basic and diluted)(2)	0.24	0.52	0.37	(0.16)
Distributions per common share(1)	0.49	0.50	0.50	0.70

	2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$394,250	$451,900	$459,639	$430,533
Net income	37,550	53,915	49,197	56,523
Net income available for common shareholders	32,384	48,749	44,031	51,357
Net income available for common shareholders per share (basic and diluted)(2)	0.22	0.33	0.29	0.34
Distributions per common share(1)	0.48	0.49	0.49	0.49

(1)

Amounts represent distributions paid in the periods shown. The fourth quarter of 2015 includes a non-cash distribution of $0.1974 per share related to the distribution of shares of RMR Inc. class A common stock to our shareholders on December 14, 2015.

(2)

The sum of per common share amounts for the four quarters differs from annual per share amounts due to the required method of computing weighted average number of shares in interim periods and rounding.

12. Segment Information

We have two reportable business segments: hotel investments and travel center investments.

	For the Year Ended December 31, 2015
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$1,634,654	$-	$-	$1,634,654
Rental income	32,533	250,582	-	283,115
FF&E reserve income	4,135	-	-	4,135
Total revenues	1,671,322	250,582	-	1,921,904

Hotel operating expenses	1,143,981	-	-	1,143,981
Depreciation and amortization	213,964	115,812	-	329,776
General and administrative	-	-	109,837	109,837
Acquisition related costs	2,259	-	116	2,375
Total expenses	1,360,204	115,812	109,953	1,585,969

Operating income (loss)	311,118	134,770	(109,953)	335,935

Dividend income	-	-	2,640	2,640
Interest income	-	-	44	44
Interest expense	-	-	(144,898)	(144,898)
Loss on distribution to shareholders of The RMR Group Inc. common stock	-	-	(36,773)	(36,773)
Loss on early extinguishment of debt	-	-	-	-
Income (loss) before income taxes, equity in earnings of an investee and gain on sale of real estate	311,118	134,770	(288,940)	156,948
Income tax expense	-	-	(1,566)	(1,566)
Equity in earnings of an investee	-	-	21	21
Income (loss) before gain on sale of real estate	311,118	134,770	(290,485)	155,403
Gain on sale of real estate	-	11,015	-	11,015
Net income (loss)	$311,118	$145,785	$(290,485)	$166,418

	As of December 31, 2015
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$3,892,316	$2,440,393	$74,888	$6,407,597

	For the Year Ended December 31, 2014
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$1,474,757	$-	$-	$1,474,757
Rental income	32,668	225,394	-	258,062
FF&E reserve income	3,503	-	-	3,503
Total revenues	1,510,928	225,394	-	1,736,322

Hotel operating expenses	1,035,138	-	-	1,035,138
Depreciation and amortization	213,527	102,351	-	315,878
General and administrative	-	-	45,897	45,897
Acquisition related costs	239	-	-	239
Total expenses	1,248,904	102,351	45,897	1,397,152

Operating income (loss)	262,024	123,043	(45,897)	339,170

Interest income	-	-	77	77
Interest expense	-	-	(139,486)	(139,486)
Loss on early extinguishment of debt	-	-	(855)	(855)
Income (loss) before income taxes, equity in earnings of an investee and gain on sale of real estate	262,024	123,043	(186,161)	198,906
Income tax expense	-	-	(1,945)	(1,945)
Equity in earnings of an investee	-	-	94	94
Income (loss) before gain on sale of real estate	262,024	123,043	(188,012)	197,055
Gain on sale of real estate	130	-	-	130
Net income (loss)	$262,154	$123,043	$(188,012)	$197,185

	As of December 31, 2014
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$3,748,062	$2,194,682	$39,818	$5,982,562

	For the Year Ended December 31, 2013
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$1,310,969	$-	$-	$1,310,969
Minimum rent	32,816	219,050	-	251,866
FF&E reserve income	1,020	-	-	1,020
Total revenues	1,344,805	219,050	-	1,563,855
Hotel operating expenses	929,581	-	-	929,581
Depreciation and amortization	202,172	97,151	-	299,323
General and administrative	-	-	50,087	50,087
Acquisition related costs	3,273	-	-	3,273
Loss on asset impairment	2,171	5,837	-	8,008
Total expenses	1,137,197	102,988	50,087	1,290,272

Operating income (loss)	207,608	116,062	(50,087)	273,583

Interest income	-	-	121	121
Interest expense	-	-	(145,954)	(145,954)
Income (loss) before income taxes and equity in earnings of an investee	207,608	116,062	(195,920)	127,750
Income tax benefit	-	-	5,094	5,094
Equity in earnings of an investee	-	-	334	334
Net income (loss)	$207,608	$116,062	$(190,492)	$133,178

	As of December 31, 2013
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$3,701,850	$2,223,337	$42,357	$5,967,544

13. Fair Value of Assets and Liabilities

The table below presents certain of our assets carried at fair value at December 31, 2015, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

Fair Value at Reporting Date Using
Description	Carrying Value at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment in TA(1)	$ 32,148	$ 32,148	$—	$—
Investment in RMR Inc.(2)	$ 36,079	$ 36,079	—	—

(1)

Our 3,420,000 common shares of TA, which are included in other assets in our consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs). Our historical cost basis for these shares is $17,407 as of December 31, 2015. The unrealized gain of $14,741 for these shares as of December 31, 2015 is included in cumulative other comprehensive income (loss) in our consolidated balance sheets.

(2)

Our 2,503,777 class A common stock of RMR Inc., which are included in other assets in our consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs).  Our historical cost basis for these shares is $66,374 as of December 31, 2015.  The unrealized loss of $30,295 for these shares as of December 31, 2015 is included in cumulative other comprehensive income (loss) in our consolidated balance sheets. We evaluated the decline in the fair value of the RMR Inc. shares and determined that based on the severity and duration of the decline, and our ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of fair value, we do not consider the investment to be other-than-temporarily impaired at December 31, 2015.

In addition to the investment securities included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, revolving credit facility, unsecured term loan, senior notes and security deposits. At December 31, 2015 and December 31, 2014, the fair values of these additional financial instruments were not materially different from their carrying values due to floating rate interest, except as follows:

	December 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior Unsecured Notes, due 2016 at 6.30% (1)	$275,000	$275,813	$275,000	$287,680
Senior Unsecured Notes, due 2017 at 5.625%	300,000	311,181	300,000	321,675
Senior Unsecured Notes, due 2018 at 6.7%	350,000	370,438	350,000	386,755
Senior Unsecured Notes, due 2022 at 5.0%	500,000	515,760	500,000	529,160
Senior Unsecured Notes, due 2023 at 4.5%	300,000	295,709	300,000	306,516
Senior Unsecured Notes, due 2024 at 4.65%	350,000	346,010	350,000	360,757
Senior Unsecured Notes, due 2025 at 4.5%	350,000	338,426	350,000	353,701
Convertible Senior Unsecured Notes, due 2027 at 3.8%	8,478	8,697	8,478	8,849
Unamortized discounts	(11,005)	-	(12,865)	-
Total financial liabilities	$2,422,473	$2,462,034	$2,420,613	$2,555,093
(1)	On February 10, 2016 we gave notice that we would redeem at par plus accrued interest all $275,000 of our 6.30% senior notes due 2016. We expect to complete this redemption in March 2016.

At December 31, 2015, we estimate the fair values of our unsecured senior notes using an average of the bid and ask price of our then outstanding issuances of senior notes (Level 2 inputs).  We estimated the fair value of our convertible unsecured senior notes using discounted cash flow analysis and current prevailing market interest rates (Level 3 inputs) because no market quotes for these notes were available at December 31, 2015.

Hospitality Properties Trust

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2015

(dollars in millions)

	Initial Cost to		Costs Capitalized			Gross Amount at which Carried
	Company		Subsequent to Acquisition			at Close of Period
		Building &			Cost Basis		Building &
	Land	Improvements	Improvements	Impairment	Adjustment(1)	Land	Improvements	Total(2)
147 TravelCenters of America	$582	$956	$461	$—	$—	$599	$1,400	$1,999
71 Courtyards	127	643	188	(8)	(10)	125	815	940
46 Petro Stopping Centers	245	493	179	—	—	259	658	917
61 Candlewood Hotels	73	383	64	(14)	(7)	71	428	499
35 Residence Inns	67	326	112	(3)	(3)	68	431	499
19 Staybridge Suites	54	211	22	—	—	51	236	287
22 Hyatt Place	24	185	37	—	—	24	222	246
4 Sonesta	35	120	177	(15)	(5)	49	263	312
4 Royal Sonesta	63	300	65	(16)	(9)	64	339	403
7 Crowne Plaza	44	202	67	—	—	43	270	313
6 Wyndham	35	175	54	(26)	(8)	35	195	230
3 InterContinental	17	100	96	—	—	14	199	213
23 Sonesta ES Suites	44	188	17	(35)	(27)	34	153	187
2 Marriott Full Service	10	69	46	—	—	10	115	125
5 Radisson	7	88	11	—	—	8	98	106
1 Clift Hotel	28	80	—	—	—	28	80	108
12 TownePlace Suites	17	78	21	(15)	(18)	17	66	83
5 Country Inn	6	58	3	—	—	6	61	67
16 Hawthorn Suites	14	77	18	(33)	(18)	14	44	58
3 Holiday Inn	5	33	24	—	—	7	55	62
2 SpringHill Suites	3	15	2	—	—	3	17	20
1 Park Plaza	1	9	—	—	—	1	9	10
	$1,501	$4,789	$1,664	$(165)	$(105)	$1,530	$6,154	$7,684

(1)	Represents reclassifications between accumulated depreciation and building & improvements made to record certain properties at fair value in accordance with GAAP.
(2)	Excludes $585 of personal property classified on our consolidated balance sheets as furniture, fixtures and equipment.

Hospitality Properties Trust

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)

December 31, 2015

(dollars in millions)

				Life on which
				Depreciation in
				Latest Income
	Accumulated	Date of	Date	Statement is
	Depreciation(1)	Construction	Acquired	Computed
147 TravelCenters of America	$(478)	1962 through 2005	2007 through 2015	10 - 40 Years
71 Courtyards	(346)	1987 through 2000	1995 through 2003	10 - 40 Years
46 Petro Stopping Centers	(211)	1975 through 2005	2007 through 2015	10 - 40 Years
35 Residence Inns	(169)	1989 through 2002	1996 through 2005	10 - 40 Years
61 Candlewood Hotels	(153)	1996 through 2000	1997 through 2003	10 - 40 Years
22 Hyatt Place	(103)	1992 through 2000	1997 through 2002	10 - 40 Years
19 Staybridge Suites	(82)	1989 through 2002	1996 through 2006	10 - 40 Years
3 InterContinental	(58)	1924 through 1989	2006 through 2015	10 - 40 Years
5 Radisson	(46)	1987 through 1990	1996 through 1997	10 - 40 Years
7 Crowne Plaza	(55)	1971 through 1987	2006 through 2015	10 - 40 Years
2 Marriott Full Service	(48)	1972 through 1995	1998 through 2001	10 - 40 Years
5 Country Inn	(31)	1987 through 1997	1996 and 2005	10 - 40 Years
4 Royal Sonesta	(41)	1969 through 1987	2005 through 2013	10 - 40 Years
23 Sonesta ES Suites	(35)	1996 through 2000	1996 through 2015	10 - 40 Years
12 TownePlace Suites	(16)	1997 through 2000	1998 through 2001	10 - 40 Years
4 Sonesta	(18)	1924 through 1989	2005 through 2014	10 - 40 Years
6 Wyndham	(19)	1960 through 1988	2006 through 2013	10 - 40 Years
3 Holiday Inn	(7)	1984 through 2001	2006 through 2015	10 - 40 Years
2 SpringHill Suites	(7)	1997 through 2000	2000 through 2001	10 - 40 Years
1 Park Plaza	(4)	1987 through 1990	1996	10 - 40 Years
1 Clift Hotel	(6)	1913	2012	10 - 40 Years
16 Hawthorn Suites	(6)	1996 through 2000	1997 through 2006	10 - 40 Years
Total (495 properties)	$(1,939)

(1)	Excludes accumulated depreciation of $280 related to personal property classified on our consolidated balance sheets as furniture, fixtures and equipment.

HOSPITALITY PROPERTIES TRUST

NOTES TO SCHEDULE III

DECEMBER 31, 2015

(dollars in thousands)

(A)	The change in total cost of properties for the period from January 1, 2013 to December 31, 2015 is as follows:

	2015	2014	2013
Balance at beginning of year	$7,090,078	$6,825,627	$6,352,288
Additions: acquisitions and capital expenditures	665,300	277,432	496,573
Dispositions	(71,319)	(12,981)	(15,288)
Loss on asset impairment	—	—	(7,946)
Balance at close of year	$7,684,059	$7,090,078	$6,825,627

(B)	The change in accumulated depreciation for the period from January 1, 2013 to December 31, 2015 is as follows:

	2015	2014	2013
Balance at beginning of year	$1,727,032	$1,513,482	$1,324,728
Additions: depreciation expense	238,941	222,249	204,042
Dispositions	(27,150)	(8,699)	(15,288)
Balance at close of year	$1,938,823	$1,727,032	$1,513,482
(C)	The aggregate cost tax basis for federal income tax purposes of our real estate properties was $7,954,248 on December 31, 2015.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hospitality Properties Trust
By:	/s/ John G. Murray
John G. Murray President and Chief Operating Officer

Dated: February 24, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John G. Murray	President and	February 24, 2016
John G. Murray	Chief Operating Officer
(Principal Executive Officer)

/s/ Mark L. Kleifges	Treasurer and Chief	February 24, 2016
Mark L. Kleifges	Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)

/s/ Donna D. Fraiche	Independent Trustee	February 24, 2016
Donna D. Fraiche

/s/ John L. Harrington	Independent Trustee	February 24, 2016
John L. Harrington

/s/ William A. Lamkin	Independent Trustee	February 24, 2016
William A. Lamkin

/s/ Adam D. Portnoy	Managing Trustee	February 24, 2016
Adam D. Portnoy

/s/ Barry M. Portnoy	Managing Trustee	February 24, 2016
Barry M. Portnoy