Form 10-Q
period 2016-03-31
HOSPITALITY PROPERTIES TRUST
filed 2016-05-10
CIK 945394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of May  9,  2016:    151,547,288

HOSPITALITY PROPERTIES TRUST

FORM 10-Q

March 31, 2016

References in this Quarterly Report on Form 10-Q to “HPT”, “we”, “us” or “our” include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

Part IFinancial Information

Item 1.  Financial Statements

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in thousands, except share data)

	March 31,	December 31,
	2016	2015
ASSETS

Real estate properties:
Land	$1,544,954	$1,529,004
Buildings, improvements and equipment	6,898,854	6,740,423
Total real estate properties, gross	8,443,808	8,269,427
Accumulated depreciation	(2,290,066)	(2,218,499)
Total real estate properties, net	6,153,742	6,050,928
Cash and cash equivalents	15,816	13,682
Restricted cash (FF&E reserve escrow)	55,891	51,211
Due from related persons	55,517	50,987
Other assets, net	251,174	227,989
Total assets	$6,532,140	$6,394,797

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unsecured revolving credit facility	$230,000	$465,000
Unsecured term loan, net	397,922	397,756
Senior unsecured notes, net	2,861,294	2,403,439
Convertible senior unsecured notes	8,478	8,478
Security deposits	63,831	53,579
Accounts payable and other liabilities	150,416	179,783
Due to related persons	14,172	69,514
Dividends payable	5,166	5,166
Total liabilities	3,731,279	3,582,715

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value; 100,000,000 shares authorized:
Series D preferred shares; 7 1/8% cumulative redeemable; 11,600,000 shares issued and outstanding, aggregate liquidation preference of $290,000	280,107	280,107
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 151,547,288 shares issued and outstanding	1,515	1,515
Additional paid in capital	4,165,982	4,165,911
Cumulative net income	2,933,708	2,881,657
Cumulative other comprehensive income (loss)	2,074	(15,523)
Cumulative preferred distributions	(326,479)	(321,313)
Cumulative common distributions	(4,256,046)	(4,180,272)
Total shareholders’ equity	2,800,861	2,812,082
Total liabilities and shareholders’ equity	$6,532,140	$6,394,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenues:
Hotel operating revenues	$396,503	$369,596
Rental income	76,259	64,751
FF&E reserve income	1,356	1,165
Total revenues	474,118	435,512

Expenses:
Hotel operating expenses	276,305	257,658
Depreciation and amortization	87,271	78,969
General and administrative	16,023	21,304
Acquisition related costs	612	338
Total expenses	380,211	358,269

Operating income	93,907	77,243

Interest income	98	11
Interest expense (including amortization of debt issuance costs and debt discounts of $1,865 and $1,458, respectively)	(41,586)	(35,454)
Loss on early extinguishment of debt	(70)	-
Income before income taxes and equity in earnings of an investee	52,349	41,800
Income tax expense	(375)	(291)
Equity in earnings of an investee	77	72
Net income	52,051	41,581
Preferred distributions	(5,166)	(5,166)
Net income available for common shareholders	$46,885	$36,415

Net income	$52,051	$41,581
Other comprehensive income:
Unrealized gain on investment securities	17,545	16,484
Equity interest in investee’s unrealized gains	52	45
Other comprehensive income	17,597	16,529

Comprehensive income	$69,648	$58,110

Weighted average common shares outstanding (basic)	151,402	149,792
Weighted average common shares outstanding (diluted)	151,415	150,906

Net income available for common shareholders per common share:
Basic and diluted	$0.31	$0.24

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net income	$52,051	$41,581
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	87,271	78,969
Amortization of debt issuance costs and debt discounts as interest	1,865	1,458
Straight line rental income	(3,752)	(545)
Security deposits received or replenished	10,252	3,582
FF&E reserve income and deposits	(17,746)	(15,728)
Loss on early extinguishment of debt	70	-
Equity in earnings of an investee	(77)	(72)
Other non-cash (income) expense, net	(1,142)	10,103
Changes in assets and liabilities:
Due from related persons	(886)	(1,107)
Other assets	(6,174)	(2,954)
Accounts payable and other liabilities	(26,819)	(18,901)
Due to related persons	(56,522)	(329)
Net cash provided by operating activities	38,391	96,057

Cash flows from investing activities:
Real estate acquisitions and deposits	(143,683)	(45,500)
Real estate improvements	(32,716)	(35,009)
FF&E reserve escrow fundings	(441)	(4,175)
Net cash used in investing activities	(176,840)	(84,684)

Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes, net of discounts	737,612	-
Repayment of senior unsecured notes	(275,000)	-
Borrowings under unsecured revolving credit facility	275,000	106,000
Repayments of unsecured revolving credit facility	(510,000)	(35,000)
Debt issuance costs	(6,089)	(5)
Distributions to preferred shareholders	(5,166)	(5,166)
Distributions to common shareholders	(75,774)	(73,466)
Net cash provided by (used in) financing activities	140,583	(7,637)
Increase in cash and cash equivalents	2,134	3,736
Cash and cash equivalents at beginning of period	13,682	11,834
Cash and cash equivalents at end of period	$15,816	$15,570

Supplemental cash flow information:
Cash paid for interest	$56,278	$50,775
Cash paid for income taxes	227	562
Non-cash investing activities:
Hotel managers’ deposits in FF&E reserve	$15,542	$13,430
Hotel managers’ purchases with FF&E reserve	(11,303)	(15,038)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

(Unaudited)

Note 1.  Basis of Presentation

The accompanying condensed consolidated financial statements of Hospitality Properties Trust and its subsidiaries, or HPT, we, our or us, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2015, or our 2015 Annual Report. In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included in these condensed consolidated financial statements. These condensed consolidated financial statements include the accounts of HPT and our subsidiaries, all of which are 100% owned directly or indirectly by HPT. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods and those of our managers and tenants are not necessarily indicative of the results that may be expected for the full year. Reclassifications have been made to the prior years’ condensed consolidated financial statements to conform to the current year’s presentation.

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

We have determined that each of our taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards CodificationTM.   We have concluded that we must consolidate each of our TRSs because we are the entity with the power to direct the activities that most significantly impact the VIEs’ economic performance and we have the obligation to absorb losses or the right to receive benefits from each VIE that could be significant to the VIE, and are, therefore, the primary beneficiary of each VIE.  The assets of our TRSs were $32,880 and $26,559 as of March 31, 2016 and December 31, 2015, respectively, and consist primarily of amounts due from, and working capital advances to, certain of their hotel managers.  The liabilities of our TRSs were $69,146 and $68,921 as of March 31, 2016 and December 31, 2015, respectively, and consist primarily of security deposits they hold from and amounts payable to certain of their hotel managers.  The assets of our TRSs are available to satisfy our TRSs’ obligations and we have guaranteed certain obligations of our TRSs.

Note 2.  New Accounting Pronouncements

On January 1, 2016, we adopted the FASB Accounting Standards Update, or ASU, No. 2015-02, Consolidation. Among other things, this update changed how an entity determines the primary beneficiary of a VIE. The implementation of this update did not have an impact in our condensed consolidated financial statements.

On January 1, 2016, we adopted FASB ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheets as a direct deduction from the associated debt liability, and ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which addresses the presentation of debt issuance costs related to line of credit arrangements. The implementation of these updates resulted in the reclassification of certain of our capitalized debt issuance costs as an offset to the associated debt liability in our condensed consolidated balance sheets. The classification of capitalized debt issuance costs related to our unsecured revolving credit facility remains unchanged in accordance with ASU No. 2015-15. As of December 31, 2015, debt issuance costs related to our unsecured term loan and senior unsecured notes of $2,244 and $10,556, respectively, were reclassified from assets to an offset to the associated debt liability in our condensed consolidated balance sheets.

On January 1, 2016, we adopted FASB ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

(Unaudited)

they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The implementation of this update did not have an impact in our condensed consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. This update is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted subject to certain conditions. Currently, changes in fair value of these investments are recorded through other comprehensive income. Under this update, these changes will be recorded through earnings. We are continuing to evaluate this guidance, but we expect the implementation of this guidance will affect the accounting for changes in the fair value of available for sale equity investments we hold in our condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU No. 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently assessing the potential impact the adoption of ASU No. 2016-02 will have in our condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, which identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU No. 2016-09 is effective for reporting periods beginning after December 15, 2016.  We are currently assessing the potential impact that the adoption of ASU No. 2016-09 will have in our condensed consolidated financial statements.

Note 3.  Revenue Recognition

We report hotel operating revenues for managed hotels in our condensed consolidated statements of comprehensive income. We generally recognize hotel operating revenues, consisting primarily of room and food and beverage sales, when goods and services are provided.

We recognize rental income from operating leases on a straight line basis over the term of the lease agreements except for one lease in which there is uncertainty regarding the collection of scheduled future rent increases.  Rental income includes $3,752 and $545 for the three months ended March 31, 2016 and 2015, respectively, of adjustments necessary to record scheduled rent increases under certain of our leases, the deferred rent obligations under our leases with TravelCenters of America LLC, or TA, and the estimated future payments to us by TA for the cost of removing underground storage tanks on a straight line basis.  See Note 10 for further information regarding our TA leases.  Due from related persons includes $32,766 and $29,122 and other assets, includes $1,949 and $1,841 of straight line rent receivables at March 31, 2016 and December 31, 2015, respectively.

We determine percentage rent due to us under our leases annually and recognize it when all contingencies have been met and the rent is earned. We had deferred estimated percentage rent of $260 and $1,240 for the three months ended March 31, 2016 and 2015, respectively.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

(Unaudited)

We own all the FF&E reserve escrows for our hotels. We report deposits by our third party tenants into the escrow accounts as FF&E reserve income.  We do not report the amounts which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income.

Note 4.  Weighted Average Common Shares

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2016	2015
	(in thousands)
Weighted average common shares for basic earnings per share	151,402	149,792
Effect of dilutive securities:
Contingently issuable common shares	-	1,091
Unvested share awards	13	23
Weighted average common shares for diluted earnings per share	151,415	150,906

Note 5.  Shareholders’ Equity

Distributions

On each of January 15, 2016 and April 15, 2016, we paid a $0.4453 per share distribution, or $5,166, to our Series D preferred shareholders.

On February 23, 2016, we paid a regular quarterly distribution to common shareholders of record on January 22, 2016 of $0.50 per share, or $75,774. On April 13, 2016, we declared a regular quarterly distribution payable to common shareholders of record on April 25, 2016 of $0.51 per share, or $77,289.  We expect to pay this amount on or about May 19, 2016.

Cumulative Other Comprehensive Income (Loss)

Cumulative other comprehensive income (loss) represents the unrealized gain (loss) on our available for sale equity investments and our share of the comprehensive income (loss) of Affiliates Insurance Company, or AIC. See Notes 10 and 12 for further information regarding these investments.

Note 6.  Indebtedness

Our principal debt obligations at March 31, 2016 were: (1) our $230,000 of outstanding borrowings under our $1,000,000 unsecured revolving credit facility; (2) our $400,000 unsecured term loan; (3) an aggregate outstanding principal amount of $2,900,000 of public issuances of unsecured senior notes; and (4) our public issuance of $8,478 outstanding principal amount of convertible senior notes.

Our $1,000,000 unsecured revolving credit facility is available for general business purposes, including acquisitions.  The maturity date of our unsecured revolving credit facility is July 15, 2018 and, subject to the payment of an extension fee and meeting other conditions, we have the option to extend the stated maturity date of our unsecured revolving credit facility by one year to July 15, 2019. We can borrow, repay and reborrow funds available under our unsecured revolving credit facility until maturity, and no principal repayment is due until maturity. We are required to pay interest on borrowings under our unsecured revolving credit facility at an annual rate of LIBOR plus a premium, which was 110 basis points as of March 31, 2016. We also pay a facility fee on the total amount of lending commitments, which was 20 basis

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

(Unaudited)

points per annum at March 31, 2016 under our unsecured revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings.  As of March 31, 2016, the annual interest rate for the amount outstanding under our unsecured revolving credit facility was 1.53%. The weighted average annual interest rate for borrowings under our unsecured revolving credit facility was 1.53% and 1.27% for the three months ended March 31, 2016 and 2015, respectively.  As of March 31, 2016 and May 9, 2016, we had $230,000 and $139,000 outstanding under our unsecured revolving credit facility, respectively.

Our $400,000 unsecured term loan, which matures on April 15, 2019, is prepayable without penalty at any time.  We are required to pay interest on the amounts under our unsecured term loan at a rate of LIBOR plus a premium, which was 120 basis points as of March 31, 2016.  The interest rate premium is subject to adjustment based on changes to our credit ratings.  As of March 31, 2016, the annual interest rate for the amount outstanding under our unsecured term loan was 1.64%. The weighted average annual interest rate for borrowings under our unsecured term loan was 1.62% and 1.37% for the three months ended March 31, 2016 and 2015, respectively.

Our credit agreement for our unsecured revolving credit facility and unsecured term loan also includes a feature under which maximum aggregate borrowings may be increased up to $2,300,000 on a combined basis in certain circumstances.  Our credit agreement for our unsecured revolving credit facility and unsecured term loan and our unsecured notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business manager. Our credit agreement for our unsecured revolving credit facility and unsecured term loan and our senior unsecured notes indentures and their supplements also contain a number of covenants, including covenants that restrict our ability to incur debts or to make distributions under certain circumstances and generally require us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of our credit agreement for our unsecured revolving credit facility and unsecured term loan and our senior unsecured notes indentures and their supplements at March 31, 2016.

On February 3, 2016, we issued $750,000 aggregate principal amount of unsecured senior notes in public offerings, which included $400,000 aggregate principal amount of 4.25% unsecured senior notes due 2021 and $350,000 aggregate principal amount 5.25% unsecured senior notes due 2026.  Net proceeds from these offerings were $731,523 after original issue discounts and offering expenses.

On March 11, 2016, we redeemed at par all of our outstanding 6.30% senior notes due 2016 for $275,000 and unpaid interest (an aggregate of $279,139) using cash on hand and borrowings under our unsecured revolving credit facility.  As a result of the redemption, we recorded a loss on early extinguishment of debt of $70 in the three months ended March 31, 2016 which represented the unamortized discounts and issuance costs of these notes.

Note 7.  Real Estate Properties

At March 31, 2016, we owned 305 hotels and 194 travel centers which are operated under 14 agreements.

During the three months ended March 31, 2016, we funded $33,157 for improvements to certain of our properties which, pursuant to the terms of our management and lease agreements with our hotel managers and tenants, resulted in increases in our contractual annual minimum returns and rents of $2,547.  See Notes 10 and 11 for further information about our management and lease agreements and our fundings of improvements to certain of our properties.

During the three months ended March 31, 2016, we acquired three hotels and one travel center.  Our allocation of the purchase price of these acquisitions based on the estimated fair value of the acquired assets is presented in the table below.  The allocations of purchase prices are based on preliminary estimates and may change upon completion of third party appraisals.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

(Unaudited)

Acquisition Date	Location	Purchase Price (1)	Land	Land Improvements	Building and Improvements	Furniture, Fixtures and Equipment
2/1/2016	Various (2) (3)	$12,000	$2,416	$643	$7,722	$1,219
3/16/2016	Portland, OR (2) (4)	114,000	5,751	3	102,198	6,048
3/31/2016	Hillsboro, TX (5)	19,683	7,784	855	11,044	-
		$145,683	$15,951	$1,501	$120,964	$7,267

(1)	Excludes acquisition related costs.

(2)

We accounted for these transactions as business combinations.  The pro forma impact of including the results of operations of these acquisitions from the beginning of the year is not material to our condensed consolidated financial statements.

(3)

On February 1, 2016, we acquired two extended stay hotels with 262 suites in Cleveland and Westlake, OH for an aggregate purchase price of $12,000, excluding acquisition related costs.  We converted these hotels to the Sonesta ES Suites® brand and entered management agreements for these hotels with Sonesta International Hotels Corporation, or Sonesta.  See Notes 10 and 11 for further information regarding our Sonesta agreements.

(4)

On March 16, 2016, we acquired the Kimpton Hotel Monaco, a full service lifestyle hotel with 221 rooms located in Portland, OR, for a purchase price of $114,000, excluding acquisition related costs.  We added this hotel to our agreement with InterContinental Hotels Group, plc, or InterContinental.  See Note 11 for further information regarding our InterContinental agreement.

(5)

On March 31, 2016, we acquired a newly developed travel center in Hillsboro, TX for $19,683.  We added this TA branded travel center to our TA No. 4 lease. See Notes 10 and 11 for further information regarding this transaction and our TA leases.  We accounted for this transaction as an asset acquisition.

Note 8. Income Taxes

We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, and accordingly are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements.  We are subject to income tax in Canada, Puerto Rico and certain states despite our qualification for taxation as a REIT.  Also, we lease our managed hotels to our wholly owned TRSs that, unlike most of our other subsidiaries, file separate consolidated federal corporate income tax returns and are subject to federal, state and foreign income taxes.  Our consolidated income tax provision (or benefit) included in our condensed consolidated statements of comprehensive income includes the income tax provision (or benefit) related to the operations of our TRSs and certain state and foreign income taxes incurred by us despite our qualification for taxation as a REIT.

During the three months ended March 31, 2016, we recognized income tax expense of $375,  which includes $32 of foreign taxes, $53 of federal taxes and $290 of state taxes.  During the three months ended March 31, 2015, we recognized income tax expense of $291, which includes $23 of foreign taxes and $268 of state taxes.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

(Unaudited)

Note 9.  Segment Information

We operate in two reportable business segments: hotel investments and travel center investments.

	For the Three Months Ended March 31, 2016
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$396,503	$-	$-	$396,503
Rental income	8,142	68,117	-	76,259
FF&E reserve income	1,356	-	-	1,356
Total revenues	406,001	68,117	-	474,118

Hotel operating expenses	276,305	-	-	276,305
Depreciation and amortization	55,084	32,187	-	87,271
General and administrative	-	-	16,023	16,023
Acquisition related costs	612	-	-	612
Total expenses	332,001	32,187	16,023	380,211

Operating income (loss)	74,000	35,930	(16,023)	93,907

Interest income	-	-	98	98
Interest expense	-	-	(41,586)	(41,586)
Loss on early extinguishment of debt	-	-	(70)	(70)
Income (loss) before income taxes and equity in earnings of an investee	74,000	35,930	(57,581)	52,349
Income tax expense	-	-	(375)	(375)
Equity in earnings of an investee	-	-	77	77
Net income (loss)	$74,000	$35,930	$(57,879)	$52,051

	As of March 31, 2016
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$3,997,596	$2,444,150	$90,394	$6,532,140

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

(Unaudited)

	For the Three Months Ended March 31, 2015
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$369,596	$-	$-	$369,596
Rental income	8,060	56,691	-	64,751
FF&E reserve income	1,165	-	-	1,165
Total revenues	378,821	56,691	-	435,512

Hotel operating expenses	257,658	-	-	257,658
Depreciation and amortization	52,396	26,573	-	78,969
General and administrative	-	-	21,304	21,304
Acquisition related costs	338	-	-	338
Total expenses	310,392	26,573	21,304	358,269

Operating income (loss)	68,429	30,118	(21,304)	77,243

Interest income	-	-	11	11
Interest expense	-	-	(35,454)	(35,454)
Income (loss) before income taxes and equity in earnings of an investee	68,429	30,118	(56,747)	41,800
Income tax expense	-	-	(291)	(291)
Equity in earnings of an investee	-	-	72	72
Net income (loss)	$68,429	$30,118	$(56,966)	$41,581

	As of December 31, 2015
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$3,892,316	$2,440,393	$62,088	$6,394,797

Note 10. Related Person Transactions

We have relationships and historical and continuing transactions with TA, RMR LLC, Sonesta and others related to them, including other companies to which RMR LLC provides management services and which have trustees, directors and officers who are also our trustees or officers.  For further information about these and other such relationships and certain other related person transactions, please refer to our 2015 Annual Report.

TA:  TA was our 100% owned subsidiary until we distributed its common shares to our shareholders in 2007.  We are TA’s largest shareholder.  As of March 31, 2016, we owned 3,420,000 of TA’s common shares, representing approximately 8.8% of TA’s outstanding common shares.  TA is our largest tenant and property operator, leasing 36% of our gross carrying value of real estate properties as of March 31, 2016.

In June 2015, we entered a transaction agreement with TA pursuant to which, among other things, we agreed to purchase from TA five travel centers upon the completion of their development at a purchase price equal to their development costs, including the cost of the land, and we agreed to leaseback these development properties to TA.  On March 31, 2016, we purchased one of these development properties from TA, a travel center located in Hillsboro, TX, for $19,683, and we amended our TA No. 4 lease to add this property.  The annual minimum rent payable to us under our TA No. 4 lease increased by $1,673 as a result of the completion of this purchase and leaseback. Our purchase and leaseback of the remaining four development properties is subject to a maximum aggregate purchase price of  $95,000 and we are not obligated to purchase any development property that is not substantially complete prior to June 30, 2017.  TA has recently stated that it may not be able to complete development of one these properties prior to June 30, 2017.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

(Unaudited)

As of March 31, 2016, we leased to TA a total of 194 travel centers.    As of March 31, 2016, the number of travel centers leased, the term, the annual minimum rent and the deferred rent balances under each of our TA leases were as follows:

	Number of Travel Centers	Initial Term End (1)	Minimum Annual Rent as of March 31, 2016	Deferred Rent (2)
TA No. 1 Lease	39	December 31, 2029	$49,198	$27,421
TA No. 2 Lease	38	December 31, 2028	47,392	29,107
TA No. 3 Lease	38	December 31, 2026	50,630	29,324
TA No. 4 Lease	39	December 31, 2030	48,596	21,233
TA No. 5 Lease	40	June 30, 2024	65,329	42,915
	194		$261,145	$150,000

(1)	TA has two renewal options of 15 years each under each of our TA leases.
(2)	Deferred rent is subject to acceleration at our option upon an uncured default or a change in control of TA.

We recognized rental income from TA of $68,117 and $56,691 for the three months ended March 31, 2016 and 2015, respectively.  Rental income for the three months ended March 31, 2016 and 2015 includes $3,644 and $415, respectively, of adjustments necessary to record the deferred rent obligations under our TA leases and the estimated future payment to us by TA for the cost of removing underground storage tanks on a straight line basis.  As of March 31, 2016 and December 31, 2015, we had accruals for unpaid amounts owed to us by TA (and straight line rent adjustments) of $55,345 and $40,988, respectively; these amounts are included in due from related persons on our condensed consolidated balance sheets.

We funded $20,575 and $20,181 of qualifying capital improvements for the three months ended March 31, 2016 and 2015, respectively, under our TA leases, and, as a result, TA’s annual minimum rent payable to us increased by approximately $1,749, and $1,715, respectively.

We determine percentage rent due under our TA leases annually and recognize any resulting amount as rental income when all contingencies are met. We had aggregate deferred percentage rent under our TA leases of $250 and $1,240 for the three months ended March 31, 2016 and 2015, respectively, which amounts are net of any waived amounts.  We waived $311 and $259 of percentage rent for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, we have cumulatively waived $2,439 of the  $2,500 of percentage rent we previously agreed to waive.

RMR LLC:  Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $13,781 and $18,987 for the three months ended March 31, 2016 and 2015, respectively.  The business management fees for the three months ended March 31, 2016 include estimated 2016 incentive fees of $5,316 based on our common share total return as of March 31, 2016.  The actual amount of incentive fees payable to RMR LLC for 2016, if any, will be based on our common share total return for the three year period ending December 31, 2016, and will be payable in 2017.  The net business management fees we recognized for the three months ended March 31, 2015 included $9,027 of then estimated 2015 incentive fees; in January 2016, we paid RMR LLC an incentive fee of $62,263 for 2015.  The net business management fees we recognized for the 2016 and 2015 periods are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.

In accordance with the terms of our business management agreement, we issued 30,974 of our common shares to RMR LLC for the three months ended March 31, 2015 as payment for a part of the business management fee we recognized for that period.  Beginning June 1, 2015, all management fees under our business management agreement are paid in cash.

Pursuant to our property management agreement with RMR LLC, we recognized property management fees of $14 and $9 for the three months ended March 31, 2016 and 2015, respectively.  These amounts are included in hotel operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

(Unaudited)

We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf. We reimbursed RMR LLC $38 and $33 for property management related expenses related to the office building component of one of our hotels for the three months ended March 31, 2016 and 2015, respectively; these amounts are included in hotel operating expenses in our condensed consolidated statements of comprehensive income.

We have historically awarded share grants to certain RMR LLC employees under our equity compensation plans.  In addition, under our business management agreement we reimburse RMR LLC for our allocable costs for internal audit services.  The amounts recognized as expense for share grants to RMR LLC employees and internal audit costs were $488 and $798 for the three months ended March 31, 2016 and 2015, respectively; these amounts are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.

We lease office space to RMR LLC in the office building component of our property located in Baltimore, MD.  Pursuant to our lease agreement with RMR LLC, we recognized rental income from RMR LLC for leased office space of approximately $9 for each of the three months ended March 31, 2016 and 2015.

RMR Inc.:  In June 2015, we and three other real estate investment trusts, or REITs, to which RMR LLC provides management services, or collectively, the Other REITs, participated in a transaction whereby we and the Other REITs each acquired shares of class A common stock of The RMR Group Inc., or RMR Inc., and simultaneously amended our business and property managements with RMR LLC to, among other things, provide for continuing 20 year terms.  RMR Inc. is the managing member of RMR LLC and RMR LLC is a subsidiary of RMR Inc.  The controlling shareholder of RMR Inc., ABP Trust, is owned by our Managing Trustees.

In connection with our acquisition of shares of class A common stock of RMR Inc., we recorded a liability for the amount by which the estimated fair value of these shares exceeded the price we paid for these shares; this liability is included in accounts payable and other liabilities in our condensed consolidated balance sheets.  We are amortizing this liability ratably through December 31, 2035 as a reduction to our business management fees expense.  For the three months ended March 31, 2016, we amortized $896 of this liability, which is reflected in the net business management fees for the period.  As of March 31, 2016, the unamortized amount of this liability was $70,866.

As of March 31, 2016, we own 2,503,777 shares of class A common stock of RMR Inc.  We receive dividends on these shares as declared and paid by RMR Inc. to all holders of shares of RMR Inc. class A common stock.  We did not receive any dividends on these shares during the three months ended March 31, 2016. However, on April 13, 2016, RMR Inc. declared a dividend of $0.2993 on its shares of class A common stock payable to shareholders of record on April 25, 2016.  RMR Inc. has stated that this dividend represents a regular quarterly dividend of $0.25 per share of class A common stock for the quarter ended March 31, 2016 plus a pro rata dividend of $0.0493 per share of class A common stock for the period from December 14, 2015 to December 31, 2015.  RMR Inc. has stated that it expects to pay this dividend on or about May 19, 2016.

Sonesta:  Sonesta is owned by our Managing Trustees.  As of March 31, 2016, Sonesta managed 33 of our hotels pursuant to management and pooling agreements.

On February 1, 2016, we acquired two extended stay hotels with 262 suites located in Cleveland and Westlake, OH for $12,000, excluding acquisition related costs, and entered into a long term management agreement with Sonesta for each hotel on terms substantially consistent with those of our existing management agreements with Sonesta for extended stay hotels. These management agreements were added to our existing pooling agreement with Sonesta.

Pursuant to our Sonesta agreement, we incurred management, system, reservation fees and reimbursement of certain guest loyalty, marketing program and third party reservation transmission fees from Sonesta of $5,300 and $4,514 for the three months ended March 31, 2016 and 2015, respectively, and procurement and construction supervision fees of $343 and $353 for the three months ended March 31, 2016 and 2015, respectively.  These amounts are included in hotel operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

(Unaudited)

On January 4, 2016, we and Sonesta amended our pooling agreement and management agreements.  Under the amended pooling agreement, a hotel may be designated as “non-economic” and removed from the pooling agreement and subject to sale and we have an early termination right under each management agreement, in each case if the applicable hotel does not meet certain criteria for the stipulated measurement period.  Pursuant to the amendment, these stipulated measurement periods begin on the later of January 1, 2017 and January 1st of the year beginning at least 18 months following the effective date of the applicable management agreement.  The amendment to the pooling agreement and management agreements with Sonesta were negotiated and recommended by a Special Committee of our Board of Trustees comprised solely of our Independent Trustees, and were approved by our Independent Trustees and also by our Board of Trustees.

AIC:  We and six other companies to which RMR LLC provides management services each own in equal amounts AIC.  We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC.

As of March 31, 2016, our investment in AIC had a carrying value of $6,963; this amount is included in other assets in our condensed consolidated balance sheets.  We recognized income of $77 and $72 related to our investment in AIC for the three months ended March 31, 2016 and 2015, respectively.  Our other comprehensive income includes our proportionate part of unrealized gains on securities which are owned by AIC of $52 and $45 for the three months ended March 31, 2016 and 2015, respectively.

For additional information about our agreements with TA and Sonesta, please see Note 11 below.

Note 11. Hotel Management Agreements and Leases

As of March 31, 2016, 302 of our hotels are leased to our TRSs and managed by independent hotel operating companies and three of our hotels are leased to third parties.

Marriott No. 1 agreement. Our management agreement with Marriott International, Inc., or Marriott, for 53 hotels provides that as of March 31, 2016 we are paid an annual minimum return of $68,400 to the extent that gross revenues of the hotels, after payment of hotel operating expenses and funding of the FF&E reserve, are sufficient to do so.  We do not have any security deposits or guarantees for our minimum returns from the 53 hotels included in our Marriott No. 1 agreement.  Accordingly, the minimum returns we receive from these hotels managed by Marriott are limited to available hotel cash flows after payment of operating expenses and funding of the FF&E reserve. Marriott’s base and incentive management fees are only earned after we receive our minimum returns.  We realized minimum returns of $17,093 and $17,006 during the three months ended March 31, 2016 and 2015, respectively, under this agreement. We also realized additional returns of $839 during the three months ended March 31, 2016, which represents our share of hotel cash flows in excess of the minimum returns due to us for the period.  We did not realize any additional returns during the three months ended March 31, 2015.

We funded $441 for capital improvements at certain of the hotels included in our Marriott No. 1 agreement during the three months ended March 31, 2016. We currently expect to fund $2,559 for capital improvements during the remainder of 2016 under this agreement. As we fund these improvements, the annual minimum returns payable to us increase by 10% of the amounts funded.

Marriott No. 234 agreement.  Our management agreement with Marriott for 68 hotels provides that as of March 31, 2016 we are paid an annual minimum return of $106,243.  We realized minimum returns of $26,560 and $25,006 during the three months ended March 31, 2016 and 2015, respectively, under this agreement.  Pursuant to our Marriott No. 234 agreement, Marriott has provided us with a security deposit to cover minimum return payment shortfalls, if any.  Under this agreement, this security deposit may be replenished and increased up to $64,700 from the hotel cash flows in excess of the minimum returns due to us and certain management fees. Marriott’s base and incentive management fees are only earned after we receive our minimum returns. During the three months ended March 31, 2016, our available security deposit was replenished by $772 from the hotel cash flows in excess of the minimum returns due to us for the period.  The available balance of this deposit was $7,024 as of March 31, 2016.  Pursuant to our Marriott No. 234 agreement, Marriott has also

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

(Unaudited)

provided us with a limited guarantee which expires in 2019 for shortfalls up to 90% of our minimum returns, if and after the available security deposit has been depleted. The available balance of the guarantee was $30,672 as of March 31, 2016.

We currently expect to fund $8,000 for capital improvements to certain hotels under our Marriott No. 234 agreement during the remainder of 2016.  We did not make any funding for capital improvements to these hotels during the three months ended March 31, 2016. As we fund these improvements, the annual minimum returns payable to us increase by 9% of the amounts funded.

Marriott No. 5 agreement. We lease one hotel in Kauai, HI to Marriott.  This lease is guaranteed by Marriott and we realized $2,529 of rent for this hotel during each of the three months ended March 31, 2016 and 2015.  The guarantee provided by Marriott with respect to this leased hotel is unlimited.

InterContinental agreement. Our management agreement with InterContinental for 94 hotels provides that as of March 31, 2016, we are paid annual minimum returns and rents of $160,338.  We realized minimum returns and rents of $38,203 and $35,314 during the three months ended March 31, 2016 and 2015, respectively, under this agreement.  We also realized additional returns of $329 under this agreement during the three months ended March 31, 2016 from the hotel cash flows in excess of our minimum returns and rents due for the period.  We did not realize any additional returns during the three months ended March 31, 2015.

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

On March 16, 2016, we amended our management agreement with InterContinental in connection with our acquisition of the Kimpton Hotel Monaco located in Portland, OR. See Note 7 for further information regarding this acquisition. As a result of the amendment, the annual minimum returns due to us increased by an aggregate of 8% of our investment in the hotel ($9,120) and InterContinental provided us $9,000 to supplement the existing security deposit.

During the three months ended March 31, 2016, the available security deposit was replenished by $480 from the hotels’ cash flows in excess of the minimum payments due to us for the period.  The available balance of this security deposit was $56,696 as of March 31, 2016.

We did not make any fundings for capital improvements to our InterContinental hotels during the three months ended March 31, 2016.  We currently expect to fund $17,800 for capital improvements to certain hotels under our InterContinental agreement during the remainder of 2016.  As we fund these improvements, the annual minimum returns and rents payable to us increase by 8% of the amounts funded.

Sonesta agreement. Our Sonesta agreement provides that we are paid an annual minimum return ($84,004 as of March 31, 2016) equal to 8% of our invested capital, as defined in the agreement, to the extent that gross revenues of the hotels, after payment of hotel operating expenses, including certain management fees to Sonesta, are sufficient to do so.  We do not have any security deposits or guarantees for our hotels managed by Sonesta.  Accordingly, the returns we currently receive from hotels managed by Sonesta are limited to available hotel cash flows after payment of operating expenses. Sonesta’s incentive management fees, but not its other fees, are only earned after we receive our minimum returns. We realized returns of $8,766 and $8,061 during the three months ended March 31, 2016 and 2015, respectively, under this agreement.

Our Sonesta agreement does not require FF&E escrow deposits.  Under our Sonesta agreement, we are required to fund capital expenditures made at our hotels.  We funded $11,393 for renovations and other capital improvements to hotels included in our Sonesta agreement during the three months ended March 31, 2016.  We currently expect to fund $36,607 for renovations and other capital improvements during the remainder of 2016 under this agreement.  The annual minimum

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

(Unaudited)

returns due to us under the Sonesta agreement increase by 8% of the amounts funded in excess of threshold amounts, as defined therein. See Note 10 for further information regarding our relationship with Sonesta.

Wyndham agreements. Our management agreement with Wyndham Hotel Group, or Wyndham, for 22 hotels provides that as of March 31, 2016, we are paid annual minimum returns of $26,659.  Pursuant to our Wyndham agreement, Wyndham has provided us with a guarantee, which is limited to $35,656, subject to an annual payment limit of $17,828 and expires on July 28, 2020. As of December 31, 2015, $4,008 remained available to cover payment shortfalls of our minimum returns due under the management agreement.  During the three months ended March 31, 2016, the hotels under this agreement generated cash flows that were less than the minimum returns due to us and the remaining guaranty was depleted. This guaranty may be replenished from future cash flows from these hotels in excess of our minimum returns. We currently expect that for the year ended December 31, 2016, the hotels under this agreement will generate cash flows in excess of the minimum returns due to us under the management agreement. We also lease 48 vacation units in one of our hotels to Wyndham Vacation Resorts, Inc., a subsidiary of Wyndham, or Wyndham Vacation, which requires we are paid annual minimum rents of $1,366.  The guarantee provided by Wyndham with respect to the lease with Wyndham Vacation for part of one hotel is unlimited.  We realized returns and rents of $6,995 and $6,863 during the three months ended March 31, 2016 and 2015, respectively, under our Wyndham agreements. As of May 9, 2016, Wyndham has paid all of the minimum returns and rents due to us.

Under our Wyndham agreement, the FF&E reserve funding required for all hotels included in the agreement is subject to available cash flow after payment of our minimum return.  The reserve amount is 4% of total hotel sales in 2016 and increases to 5% of total hotel sales in 2017 through the end of the agreement term in 2038.  No FF&E escrow deposits were required during the three months ended March 31, 2016.

We funded $618 for capital improvements to certain hotels included in our Wyndham agreement during the three months ended March 31, 2016.  We currently expect to fund $3,982 for capital improvements to certain hotels during the remainder of 2016 under this agreement.  As we fund these improvements, the annual minimum returns payable to us increase by 8% of the amounts funded.

TA agreements.    Our 194 owned travel centers are leased to and operated by a subsidiary of TA under five agreements.  Our TA Nos. 1 and 4 leases for 39 travel centers expire in 2029 and 2030, respectively, and each have two 15 year renewal options.  Our TA Nos. 2 and 3 leases for 38 travel centers expire in 2028 and 2026, respectively, and each have two 15 year renewal options. Our TA No. 5 lease for 40 travel centers expires in 2024 and has  two 15 year renewal options. TA has guaranteed its subsidiary tenants’ obligations under these leases. Our travel center leases with TA do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non‑structural components. Under all of our TA leases, TA may request that we fund additional amounts for capital improvements to the leased facilities in return for minimum rent increases. We funded $20,575 for capital improvements to our travel center properties during the three months ended March 31, 2016. We currently expect to fund approximately $129,425 for renovations and other capital improvements during the remainder of 2016. As we fund these improvements, the annual minimum returns payable to us increase by 8.5% of the amounts funded. See Note 10 for information about our TA leases.  TA is not obligated to request and we are not obligated to fund any such improvements.

Other management agreement and lease matters. As of May 9, 2016, all payments due to us from our managers and tenants under our other operating agreements were current.  Minimum return and minimum rent payments due to us under some of these other hotel management agreements and leases are supported by guarantees.  The guarantee provided by Hyatt Hotels Corporation, or Hyatt, with respect to the 22 hotels managed by Hyatt is limited to $50,000  ($15,501 remaining at March 31, 2016).  The guarantee provided by Carlson Hotels Worldwide, or Carlson, with respect to the 11 hotels managed by Carlson is limited to $40,000 ($25,180 remaining at March 31, 2016).

Guarantees and security deposits generally. When we reduce the amounts of the security deposits we hold for payment deficiencies at our managed and leased hotels, we record income equal to the amounts by which this deposit is reduced up to the minimum return or minimum rent due to us. However, reducing the security deposits does not result in additional cash flow to us of the deficiency amounts, but reducing amounts of security deposits may reduce the refunds due

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

(Unaudited)

to the respective lessees or managers who have provided us with these deposits upon expiration of the respective lease or management agreement. The security deposits are non-interest bearing and are not held in escrow. Under these agreements, any amount of the security deposits which are applied to payment deficits may be replenished from future cash flows from the applicable hotel operations pursuant to the terms of the respective agreements.

Certain of our managed hotel portfolios had net operating results that were, in the aggregate $16,429 and $15,492 less than the minimum returns due to us for the three months ended March 31, 2016 and 2015, respectively.  When the managers of these hotels fund these shortfalls under the terms of our operating agreements or their guarantees, we reflect such fundings (including security deposit applications) in our condensed consolidated statements of comprehensive income as a reduction of hotel operating expenses. The reduction to hotel operating expenses was $4,377 and $4,006 in the three months ended March 31, 2016 and 2015, respectively, as a result of such fundings. We had shortfalls at certain of our managed hotel portfolios not funded by the managers of these hotels under the terms of our operating agreements of $12,052 and $11,486 in the three months ended March 31, 2016 and 2015, respectively, which represent the unguaranteed portions of our minimum returns from Sonesta.

Certain of our managed hotel portfolios had net operating results that were in the aggregate $8,363 and $6,568 more than the minimum returns due to us in the three months ended March 31, 2016 and 2015, respectively. Certain of our guarantees and our security deposits may be replenished by future cash flows from the applicable hotel operations in excess of the minimum returns due to us pursuant to the terms of the respective agreements.  When our guarantees and our security deposits are replenished by cash flows from hotel operations, we reflect such replenishments in our condensed consolidated statements of comprehensive income as an increase to hotel operating expenses.  Hotel operating expenses were increased by $2,522 and $3,351 in the three months ended March 31, 2016 and 2015, respectively, as a result of such replenishments.

Note 12.  Fair Value of Assets and Liabilities

The table below presents certain of our assets carried at fair value at March 31, 2016, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

		Fair Value at March 31, 2016 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Carrying Value at	Identical Assets	Observable Inputs	Unobservable Inputs
Description	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Investment in TA(1)	$23,153	$23,153	$-	$-
Investment in RMR Inc.(2)	$62,619	$62,619	$-	$-

(1)

Our 3,420,000 common shares of TA, which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs).  Our historical cost basis for these securities is $17,407 as of March 31, 2016.  The unrealized gain of $5,746 for these shares as of March 31, 2016 is included in cumulative other comprehensive income (loss) in our condensed consolidated balance sheets.

(2)

Our 2,503,777 shares of class A common stock of RMR Inc., which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs).  Our historical cost basis for these shares is $66,374 as of March 31, 2016.  The unrealized loss of $3,755 for these shares as of March 31, 2016 is included in cumulative other comprehensive income (loss) in our condensed consolidated balance sheets. We evaluated the decline in the fair value of the RMR Inc. shares and determined that based on the severity and duration of the decline, and our ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of fair value, we do not consider the investment to be other-than-temporarily impaired at March 31, 2016.

In addition to the investment securities included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, unsecured revolving credit facility, unsecured term loan, senior unsecured notes

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

(Unaudited)

and security deposits. At March 31, 2016 and December 31, 2015, the fair values of these additional financial instruments approximated their carrying values in our condensed consolidated balance sheets due to their short term nature or variable interest rates, except as follows:

	March 31, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Value (1)	Value	Value (1)	Value
Senior Unsecured Notes, due 2016 at 6.30%	$-	$-	$274,869	$275,813
Senior Unsecured Notes, due 2017 at 5.625%	299,666	310,418	299,576	311,181
Senior Unsecured Notes, due 2018 at 6.70%	348,962	367,199	348,821	370,438
Senior Unsecured Notes, due 2021 at 4.25%	392,985	404,708	-	-
Senior Unsecured Notes, due 2022 at 5.00%	492,278	522,773	491,975	515,760
Senior Unsecured Notes, due 2023 at 4.50%	297,917	298,449	297,845	295,709
Senior Unsecured Notes, due 2024 at 4.65%	346,775	349,122	346,674	346,010
Senior Unsecured Notes, due 2025 at 4.50%	343,852	339,477	343,680	338,426
Senior Unsecured Notes, due 2026 at 5.25%	338,858	352,725	-	-
Convertible Senior Unsecured Notes, due 2027 at 3.8%	8,478	8,565	8,478	8,697
Total financial liabilities	$2,869,771	$2,953,436	$2,411,918	$2,462,034

(1)	Carrying value includes unamortized discounts and certain issuance costs.

At March 31, 2016, we estimated the fair values of our senior unsecured notes using an average of the bid and ask price of our then outstanding issuances of senior unsecured notes (Level 2 inputs).  We estimated the fair value of our convertible senior unsecured notes using discounted cash flow analyses and currently prevailing market interest rates (Level 3 inputs) because no market quotes or other observable inputs for these notes were available at March 31, 2016 and December 31, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2015 Annual Report. We are a REIT organized under Maryland law.

Overview (dollar amounts in thousands, except per share amounts)

Hotel operations. During the three months ended March 31, 2016, the U.S. hotel industry generally realized improvements in average daily rate, or ADR, and revenue per available room, or RevPAR, and a decline in occupancy, when compared to the same period in 2015.  Our comparable hotels that we owned continuously since January 1, 2015 have produced year over year increases in RevPAR in excess of the hotel industry generally that we believe are a result of recent renovations we made to our hotels.  However, we believe that certain of our hotels acquired since January 1, 2015 were negatively impacted by brand conversions and by the disruption and displacement caused by our renovation activities at those hotels during 2015 and the three months ended March 31, 2016.

For the three months ended March 31, 2016 compared to the same period in 2015 for our 291 comparable hotels: ADR increased 4.0% to $124.79; occupancy increased 0.3 percentage points to 72.2%; and RevPAR increased 4.4% to $90.10.

During the three months ended March 31, 2016, we had two comparable hotels that we owned continuously since January 1, 2015 under renovation for all or part of the period.  For the three months ended March 31, 2016 compared to the same period in 2015 for these two hotels under renovation: ADR increased 6.0% to $96.42; occupancy decreased 20.1 percentage points to 55.4%; and RevPAR decreased 22.2% to $53.42.

For the three months ended March 31, 2016 compared to the same period in 2015 for our 289 comparable hotels that we owned continuously since January 1, 2015 not under renovation: ADR increased 3.9% to $124.92; occupancy increased 0.4 percentage points to 72.3%; and RevPAR increased 4.5% to $90.32.

Our hotel managers and tenants.  Many of our hotel operating agreements contain security features, such as guarantees and security deposits, which are intended to protect minimum returns and rents due to us in accordance with our agreements regardless of hotel performance. However, the effectiveness of various security features to provide us uninterrupted receipt of minimum returns and rents is not assured, especially if economic conditions generally decline for a prolonged period or if our hotel renovation activities described above do not result in improved operating results. Also, certain of the guarantees that we hold are limited in amount and duration and do not provide for payment of the entire amount of the applicable minimum returns. If our tenants, managers or guarantors do not earn or pay the minimum returns and rents due to us, our cash flows will decline and we may be unable to repay our debt or fund our debt service obligations or pay distributions to our shareholders or the amounts of our distributions may decline.

Additional details of our hotel operating agreements are set forth in Note 11 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

TA agreements.  Details of our agreements with TA are set forth in Notes 10 and 11 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.

Management Agreements and Leases

At March 31, 2016, we owned 305 hotels operated under nine agreements; 302 of these hotels are leased by us to our wholly owned TRSs and managed by hotel operating companies and three are leased to hotel operating companies.  At March 31, 2016, our 194 owned travel centers are leased to TA under five agreements. Our condensed consolidated statements of comprehensive income include operating revenues and expenses of our managed hotels and rental income from our leased hotels and travel centers.  Additional information regarding the terms of our management agreements and leases is included in Note 11 to our condensed consolidated financial statements in Part I, Item 1 above and in the table and notes thereto on pages 28 through 30 below.

Results of Operations (dollar amounts in thousands, except per share amounts)

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

	For the Three Months Ended March 31,
			Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$396,503	$369,596	$26,907	7.3%
Rental income - hotels	8,142	8,060	82	1.0%
Rental income - travel centers	68,117	56,691	11,426	20.2%
Total rental income	76,259	64,751	11,508	17.8%
FF&E reserve income	1,356	1,165	191	16.4%

Expenses:
Hotel operating expenses	276,305	257,658	18,647	7.2%
Depreciation and amortization - hotels	55,084	52,396	2,688	5.1%
Depreciation and amortization - travel centers	32,187	26,573	5,614	21.1%
Total depreciation and amortization	87,271	78,969	8,302	10.5%
General and administrative	16,023	21,304	(5,281)	(24.8%)
Acquisition related costs	612	338	274	81.1%

Operating income	93,907	77,243	16,664	21.6%

Interest income	98	11	87	790.9%
Interest expense	(41,586)	(35,454)	(6,132)	17.3%
Loss on early extinguishment of debt	(70)	-	(70)	n/a
Income before income taxes and equity earnings of an investee	52,349	41,800	10,549	25.2%
Income tax expense	(375)	(291)	(84)	28.9%
Equity in earnings of an investee	77	72	5	6.9%
Net income	52,051	41,581	10,470	25.2%
Preferred distributions	(5,166)	(5,166)	-	0.0%
Net income available for common shareholders	46,885	36,415	10,470	28.8%

Weighted average shares outstanding (basic)	151,402	149,792	1,610	1.1%
Weighted average shares outstanding (diluted)	151,415	150,906	509	0.3%

Net income available for common shareholders per common share (basic and diluted)	$0.31	$0.24	$0.07	29.2%

References to changes in the income and expense categories below relate to the comparison of consolidated results for the three month period ended March 31, 2016 compared to the three months ended March 31, 2015.

The increase in hotel operating revenues is a result of increased revenues at certain of our managed hotels due to increases in ADR and higher occupancies ($21,451) and the effects of our hotel acquisitions since January 1, 2015 ($9,559).  These increases were partially offset by the effect of decreased revenues at certain of our managed hotels as a result of lower occupancies compared to the 2015 period ($3,737) and decreased revenues at certain hotels undergoing renovations during all or part of the 2015 period primarily due to lower occupancies ($366).  Additional operating statistics of our hotels are included in the table on page 31.

The increase in rental income  - hotels is primarily a result of contractual rent increases under certain of our hotel leases and increases in the minimum rents due to us as we funded improvements at certain of our leased hotels since January 1, 2015.  Rental income - hotels for each of the 2016 and 2015 periods includes $108 and $130, respectively, of adjustments to record rent on a straight line basis.

The increase in rental income - travel centers is primarily a result of our travel center acquisitions since January 1, 2015 ($5,333), increases in the minimum rents due to us from TA for improvements we purchased at certain of our travel centers since January 1, 2015 ($3,917), and an increase in straight line rent adjustments related to previously deferred rent amounts under our TA leases ($3,229), partially offset by a decrease in rents related to our sale of five travel centers to TA in June 2015 ($1,053). Rental income - travel centers for the 2016 and 2015 periods includes $3,644 and $415, respectively, of adjustments necessary to record the deferred rent obligations under our TA leases and the estimated future payments to us by TA for the cost of removing underground storage tanks on a straight line basis.

FF&E reserve income represents amounts paid by certain of our hotel tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our hotel leases require these amounts to be calculated as a percentage of total sales at our hotels. We do not report the amounts, if any, which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income. The increase in FF&E reserve income is the result of increased sales at certain of our leased hotels and increased FF&E contribution percentage required by one of our hotel leases.

The increase in hotel operating expenses was primarily caused by increased expenses at certain of our managed hotels resulting primarily from higher wage and benefit costs and sales and marketing expenses and other operating costs at certain of our managed hotels due to higher occupancies ($10,392) and by the effect of our acquisitions since January 1, 2015 ($9,787), partially offset by a net increase in the amount of guaranty usage under certain of our hotel management agreements ($1,165), and operating expense decreases at certain hotels undergoing renovations during the 2015 period due to lower occupancies ($367).  Certain of our guarantees and our security deposits may be replenished by subsequent cash flows from the applicable hotels’ operations pursuant to the terms of the respective agreements.  When our guarantees and our security deposits are replenished by cash flows from hotel operations, we reflect such replenishments in our condensed consolidated statements of comprehensive income as an increase to hotel operating expenses.

The increase in depreciation and amortization - hotels is primarily due to the depreciation and amortization of assets acquired with funds from our FF&E reserves or directly funded by us since January 1, 2015 ($3,432) and the effect of our hotel acquisitions since January 1, 2015 ($2,536), largely offset by certain of our depreciable assets becoming fully depreciated since January 1, 2015 ($3,280).

The increase in depreciation and amortization - travel centers is due to the depreciation and amortization of travel center improvements we acquired since January 1, 2015 ($3,265) and our travel center acquisitions since January 1, 2015 ($2,723), partially offset by a decrease in depreciation related to our sale of five travel centers to TA in June 2015 ($374).

The decrease in general and administrative costs is primarily due to a  decrease in estimated business management incentive fees ($3,711),  the amortization of the liability we recorded in connection with our acquisition of RMR Inc. shares in June 2015 ($896) (see Note 10 to the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding this liability), a decrease in base business management fees ($600) and lower professional service costs ($74).

Acquisition related costs represent legal and other costs incurred in connection with our acquisition activities.

The increase in operating income is primarily due to the revenue and expense changes discussed above.

The increase in interest income is due to higher average cash balances during the 2016 period.

The increase in interest expense is due to higher average outstanding borrowings, partially offset by lower weighted average interest rates in the 2016 period.

We recorded a $70 loss on early extinguishment of debt during the 2016 period in connection with the redemption of certain senior notes.

We recognized higher state income taxes during the 2016 period, primarily as a result of a higher estimated effective state tax rate compared to the 2015 period.

Equity in earnings of an investee represents our proportionate share of earnings of AIC.

The increases in net income, net income available for common shareholders and net income available for common shareholders per basic and diluted common share for the three months ended March 31, 2016 compared to the prior year, are primarily a result of the changes discussed above.

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our Managers and Tenants

As of March 31, 2016,  303 of our hotels are included in one of seven portfolio agreements and two of our hotels are not included in a portfolio and are leased to hotel operating companies. Our 194 owned travel centers are leased under five portfolio agreements. All costs of operating and maintaining our properties are paid by the hotel managers as agents for us or by our tenants for their own account. Our hotel managers and tenants derive their funding for property operating expenses and for returns and rents due to us generally from property operating revenues and, to the extent that these parties themselves fund our minimum returns and minimum rents, from their separate resources. Our hotel managers and tenants are Marriott, InterContinental, Sonesta, Wyndham, Hyatt, Carlson and Morgans Hotel Group, or Morgans. Our travel centers are leased to TA.

We define coverage for each of our hotel management agreements or leases as total property level revenues minus all property level expenses and FF&E reserve fundings which are not subordinated to the minimum returns and minimum rents due to us divided by the minimum returns or minimum rent payments due to us. More detail regarding coverage, guarantees and other features of our hotel operating agreements is presented in the tables and related notes on pages 28 through 30. For the twelve months ended March 31, 2016,  three of our nine hotel operating agreements, representing 16% of our total annual minimum returns and minimum rents, generated coverage of less than 1.0x (with a range among those three hotel operating agreements of 0.63x to 0.89x).

We define coverage for our travel center leases as property level revenues minus all property level expenses divided by the minimum rent payments due to us.  During the twelve months ended March 31, 2016, the operating results from our 194 properties in our five travel center leases generated coverage of 1.61x. Because a large percentage of TA’s business is conducted at properties leased from us, property level rent coverage may not be an appropriate way to evaluate TA’s ability to pay rents due to us. We believe property level rent coverage is nonetheless one useful indicator of the performance and value of our properties as we believe it is what an operator interested to acquire these properties or the leaseholds might use to evaluate the contribution of these properties to their earnings before corporate level expenses.

Three hundred eighteen (318) of our properties, representing 58% of our aggregate annual minimum returns and rents as of March 31, 2016, are operated under 10 management arrangements or leases which are subject to full or limited guarantees. These guarantees may provide us with continued payments if the property level cash flows fail to equal or exceed guaranteed amounts due to us. Our minimum returns and minimum rents for 94 hotels, representing 21% of our aggregate annual minimum returns and rents as of March 31, 2016, are secured by a security deposit which we control. Some of our managers and tenants, or their affiliates, may also supplement cash flow from our properties in order to make payments to us and preserve their rights to continue operating our properties even if they are not required to do so by guarantees or security deposits. Guarantee payments, security deposit applications or supplemental payments to us, if any, made under any of our management agreements or leases do not subject us to repayment obligations, but, under some of our agreements, the manager or tenant may recover these guarantee or supplemental payments and the security deposits may be replenished from the subsequent cash flows from our properties after our future minimum returns and minimum rents are paid.

When cash flows from our hotels under certain of our agreements are less than the minimum returns contractually due to us, we have utilized the applicable security features in our agreements to cover some of these shortfalls. However, several of the guarantees and all the security deposits we hold are for limited amounts, are for limited durations and may be exhausted or expire, especially if our hotel renovation and rebranding activities do not result in improved operating results at these hotels. Accordingly, the effectiveness of our various security features to provide uninterrupted payments to us is not assured. If any of our hotel managers, tenants or guarantors default in their payment obligations to us, our cash flows will decline and we may become unable to continue to pay distributions to our shareholders or the amount of the distributions may decline.

Our Operating Liquidity and Capital Resources

Our principal sources of funds to meet operating and capital expenses, debt service obligations and distributions to shareholders are minimum returns from our managed hotels, minimum rents from our leased hotels and travel centers and borrowings under our unsecured revolving credit facility. We receive minimum returns and minimum rents from our managers and tenants monthly. We may receive additional returns, percentage returns and rents and our share of the operating profits of our managed hotels after payment of management fees and other deductions, if any, either monthly or quarterly, and these amounts are usually subject to an annual true up. This flow of funds has historically been sufficient for us to pay our operating and capital expenses, interest expense on our debt and distributions to shareholders. We believe that these sources of funds will be sufficient to meet our operating and capital expenses, interest expense on our debt and distributions to our shareholders for the next twelve months and the foreseeable future thereafter. However, as a result of economic conditions or otherwise, our managers and tenants may become unable or unwilling to pay minimum returns and minimum rents to us when due, and, as a result, our cash flow and net income will decline and we may need to reduce the amount of, or even eliminate, our distributions to common shareholders.

Changes in our cash flows for the three months ended March 31, 2016 compared to the same period in 2015 were as follows: (1) cash flows provided by operating activities decreased from $96,057 in 2015 to $38,391 in 2016; (2) cash used in investing activities increased from $84,684 in 2015 to $176,840 in 2016; and (3) cash flows from financing activities changed from $7,637 of cash used in financing activities in 2015 to $140,583 of cash provided by financing activities in 2016.

The decrease in cash provided by operating activities for the three months ended March 31, 2016 as compared to the prior year period is primarily due to our payment of an incentive management fee of $62,263 to RMR LLC in January 2016, and increased interest expense payments, partially offset by an increase in the minimum returns and rents paid to us due to our funding of improvements to our hotels and travel centers, the improved operating performance at certain of our hotels and our acquisitions since January 1, 2015, and an increase in security deposits received and replenished. The increase in cash used in investing activities for the three months ended March 31, 2016 as compared to the prior year period is primarily due to an increase in our real estate acquisitions. The change in cash flows provided by (used in) financing activities for the three months ended March 31, 2016 as compared to the prior year period is primarily due to higher net borrowings in 2016 used to fund our investing activities.

We maintain our qualification for taxation as a REIT under the Internal Revenue Code of 1986, as amended, by meeting certain requirements. As a REIT, we do not expect to pay federal income taxes on the majority of our income; however, the income realized by our TRSs in excess of the rent they pay to us is subject to U.S. federal income tax at corporate tax rates. In addition, the income we receive from our hotels in Canada and Puerto Rico is subject to taxes in those jurisdictions and we are subject to taxes in certain states where we have properties despite our qualification for taxation as a REIT.

Our Investment and Financing Liquidity and Capital Resources

Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the three months ended March 31, 2016, our hotel managers and hotel tenants deposited $15,542 to these accounts and spent  $11,303 from the FF&E reserve escrow accounts to renovate and refurbish our hotels.  As of March 31, 2016, there was $55,891 on deposit in these escrow accounts, which was held directly by us and is reflected in our condensed consolidated balance sheets as restricted cash.

Our hotel operating agreements generally provide that, if necessary, we may provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. To the extent we make such additional fundings, our annual minimum returns or minimum rents generally increase by a percentage of the amount we fund. During the three months ended March 31, 2016, we funded $12,452 for capital improvements in excess of FF&E reserve fundings available from hotel operations to our hotels as follows:

•

During the three months ended March 31, 2016, we funded $441 for capital improvements to hotels included in our Marriott No. 1 agreement using cash on hand and borrowings under our unsecured revolving credit facility. We currently expect to fund $2,559 for capital improvements under this agreement during the remainder of 2016 using existing cash balances or borrowings under our unsecured revolving credit facility. As we fund these improvements, the annual minimum returns payable to us increase.

•

We currently expect to fund $8,000 for capital improvements to certain hotels under our Marriott No. 234 agreement during the remainder of 2016. We did not make any fundings for capital improvements to these hotels during the three months ended March 31, 2016. As we fund these improvements, the annual minimum returns payable to us increase.

•

We currently expect to fund $17,800 for capital improvements to certain hotels under our InterContinental agreement during the remainder of 2016. We did not make any fundings for capital improvements to these hotels during the three months ended March 31, 2016.  As we fund these improvements, the annual minimum returns payable to us increase.

•

Our Sonesta agreement does not require FF&E escrow deposits. Under our Sonesta agreement, we are required to fund capital expenditures made at our hotels. During the three months ended March 31, 2016, we funded $11,393 for renovations and other capital improvements to hotels included in our Sonesta agreement using cash on hand and borrowings under our unsecured revolving credit facility.  We currently expect to fund $36,607 during the remainder of 2016 using existing cash balances or borrowings under our unsecured revolving credit facility. As we fund these improvements, the annual minimum returns payable to us increase to the extent amounts funded exceed threshold amounts, as defined in our Sonesta agreement.

•

Our Wyndham agreement requires FF&E escrow deposits only if there is excess cash flow after payment of our minimum returns.  No FF&E escrow deposits were required during the three months ended March 31, 2016.  During the three months ended March 31, 2016, we funded $618 for renovations and other capital improvements to hotels included in our Wyndham agreement using existing cash balances and borrowings under our unsecured revolving credit facility.  We currently expect to fund $3,982 for capital improvements under this agreement during the remainder of 2016 using existing cash balances or borrowings under our unsecured revolving credit facility. As we fund these improvements, the minimum returns payable to us increase.

Our travel center leases with TA do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components. Under all of our leases with TA, TA may request that we purchase qualifying capital improvements to the leased facilities in return for minimum rent increases.  We funded $20,575 for purchases of capital improvements under these lease provisions during the three months ended March 31, 2016, resulting in TA’s annual minimum rent payable to us increasing by $1,749 pursuant to the leases. We currently expect to fund $129,425 for capital improvements under these agreements during the remainder of 2016 using cash on hand and borrowings under our unsecured revolving credit facility.  TA is not obligated to request and we are not obligated to purchase any such improvements.

On each of January 15, 2016 and April 15, 2016 we paid a $0.4453 per share distribution, or $5,166, to our Series D preferred shareholders. We funded these distributions using cash on hand and borrowings under our unsecured revolving credit facility.

On February 1, 2016, we acquired two extended stay hotels with 262 suites in Cleveland and Westlake, OH for $12,000, excluding acquisition related costs, using cash on hand and borrowings under our unsecured revolving credit facility.

On February 3, 2016, we issued $750,000 aggregate principal amount of unsecured senior notes in underwritten public offerings, which included $400,000 aggregate principal amount of 4.25% unsecured senior notes due 2021, and $350,000 aggregate principal amount 5.25% unsecured senior notes due 2026.  Net proceeds from these offerings of $731,523 after original issue discounts and offering expenses were used to repay amounts outstanding under our unsecured revolving credit facility and for general business purposes.

On February 23,  2016, we paid a regular quarterly distribution to our common shareholders of record on January 22, 2016 of $0.50 per share, or $75,774.  We funded this distribution using cash on hand and borrowings under our unsecured revolving credit facility.  On April 13, 2016, we declared a regular quarterly distribution payable to common shareholders of record on April 25, 2016 of $0.51 per share, or $77,289.  We expect to pay this amount on or about May 19, 2016 using cash on hand and borrowings under our unsecured revolving credit facility.

On March 11, 2016, we redeemed at par plus accrued interest all $275,000 of our 6.30% senior notes due 2016 using cash on hand and borrowings under our unsecured revolving credit facility.

On March 16, 2016, we acquired a 221 room hotel located in Portland, OR for $114,000, excluding acquisition related costs, using cash on hand and borrowings under our unsecured revolving credit facility.

On March 31, 2016, we acquired a travel center located in Hillsboro, TX for $19,683, excluding acquisition related costs, using cash on hand and borrowings under our unsecured revolving credit facility.

In order to fund capital improvements to our properties and acquisitions and to meet cash needs that may result from timing differences between our receipt of returns and rents and our desire to pay operating and capital expenses, debt service and distributions, as of March 31, 2016, we maintained a $1,000,000 unsecured revolving credit facility with a group of institutional investors.

Our $1,000,000 unsecured revolving credit facility and our $400,000 unsecured term loan are both governed by a single credit agreement. The maturity date of the unsecured revolving credit facility is July 15, 2018 and the maturity date of our $400,000 unsecured term loan is April 15, 2019. Subject to the payment of an extension fee and meeting other conditions, we have an option to further extend the maturity date of the unsecured revolving credit facility by an additional one year to July 15, 2019.  The credit agreement provides that we can borrow, repay and reborrow funds available under the unsecured revolving credit facility until maturity, and no principal repayment is due until maturity. Our unsecured term loan is prepayable without penalty at any time.     The credit agreement for our unsecured revolving credit facility and unsecured term loan includes a feature under which the maximum borrowings may be increased up to $2,300,000 on a combined basis in certain circumstances.

The interest rate paid on borrowings under the unsecured revolving credit facility is LIBOR plus a premium, which was 110 basis points as of March 31, 2016, and the facility fee on the total amount of lending commitments under the unsecured revolving credit facility was 20 basis points per annum as of March 31, 2016.  The interest rate paid on borrowings under the unsecured term loan is LIBOR plus a premium, which was 120 basis points as of March 31, 2016. Both the interest rate premiums and the facility fee are subject to adjustment based upon changes to our credit ratings. As of March 31, 2016 and May 9, 2016, we had $230,000 and $139,000 outstanding and $770,000 and $861,000 available for borrowing under our unsecured revolving credit facility, respectively.  As of March 31, 2016, the annual interest rate for the amount outstanding under our unsecured revolving credit facility was 1.53%. As of both March 31, 2016 and May 9,  2016, we had $400,000 outstanding under our unsecured term loan. As of March 31, 2016, the annual interest rate for the amount outstanding under our unsecured term loan was 1.64%.

Our term debt maturities (other than our unsecured revolving credit facility and unsecured term loan) as of March 31, 2016  were as follows: $300,000 in 2017, $350,000 in 2018, $400,000 in 2021, $500,000 in 2022, $300,000 in 2023, $350,000 in 2024, $350,000 in 2025, $350,000 in 2026 and $8,478 in 2027.

Our $8,478 of 3.8% convertible senior unsecured notes due 2027 are convertible, if certain conditions are met (including certain changes in control).  Upon conversion, the holder of notes is entitled to receive cash in an amount equal to the principal amount of the notes and, to the extent the market price of our common shares then exceeds the conversion price of $49.70 per share, subject to adjustment, at our option either cash or our common shares valued based on such market price for such excess amount.  Holders of our convertible senior unsecured notes may require us to repurchase all or a portion of the notes on March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events. None of our other unsecured debt obligations require principal or sinking fund payments prior to their maturity dates.

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

While we believe we will have access to various types of financings, including debt or equity, to fund our future acquisitions and to pay our debts and other obligations, there can be no assurance that we will be able to complete any debt or equity offerings or other types of financings or that our cost of any future public or private financings will not increase.

Off Balance Sheet Arrangements

As of March 31, 2016, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

Our debt obligations at March 31, 2016 consist of outstanding borrowings under our $1,000,000 unsecured revolving credit facility, our $400,000 unsecured term loan and $2,908,478 of publicly issued unsecured term debt and convertible notes. Our publicly issued unsecured term debt and convertible notes are governed by two indentures and related supplements. These indentures and related supplements and our revolving credit facility and term loan agreement contain a number of covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, and require us to maintain various financial ratios and our revolving credit facility and term loan agreement restrict our ability to make distributions under certain circumstances. Our revolving credit facility and term loan agreement provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR LLC ceasing to act as our business manager.  As of March 31, 2016, we believe we were in compliance with all of the covenants under our indentures and their supplements and our unsecured revolving credit facility and unsecured term loan agreement.

Neither our indentures and their supplements nor our agreement governing our unsecured revolving credit facility and unsecured term loan contain provisions for acceleration which could be triggered by a change in our debt ratings. However, under our unsecured revolving credit facility and unsecured term loan agreement, our highest senior unsecured debt rating is used to determine the fees and interest rates we pay. Accordingly, if that debt rating is downgraded by credit rating agencies, our interest expense and related costs under our unsecured revolving credit facility and unsecured term loan would increase.

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

Management Agreements, Leases and Operating Statistics (dollar amounts in thousands)

As of March 31, 2016,  303 of our hotels are included in one of seven portfolio agreements and two hotels are not included in a portfolio and are leased. Our hotels are managed by or leased to separate affiliates of Marriott, InterContinental, Hyatt, Carlson, Sonesta, Wyndham and Morgans under nine agreements. Our 194 travel centers are leased to and operated by TA under five portfolio agreements.

The table and related notes on pages 28 to 30 summarize significant terms of our leases and management agreements as of March 31, 2016. The table on page 31 also includes statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include coverage of our minimum returns or minimum rents and occupancy, ADR and RevPAR for our hotel properties. We consider these statistics and the management agreement or lease security features also presented in the tables and related notes on the following pages to be important measures of our managers’ and tenants’ success in operating our properties and their ability to continue to pay us.  However, none of this third party reported information is a direct measure of our financial performance and we have not independently verified the operating data.

					Rent / Return Coverage (3)
		Number of		Annual	Three Months Ended		Twelve Months Ended
Operating Agreement	Number of	Rooms /		Minimum	March 31,		March 31,
Reference Name	Properties	Suites	Investment (1)	Return/Rent (2)	2016	2015	2016	2015
Marriott (No. 1) (4)	53	7,610	$688,940	$68,400	1.16x	1.06x	1.35x	1.21x
Marriott (No. 234) (5)	68	9,120	1,000,439	106,243	1.04x	0.94x	1.11x	1.01x
Marriott (No. 5) (6)	1	356	90,078	10,116	0.92x	0.60x	0.63x	0.46x
Subtotal / Average Marriott	122	17,086	1,779,457	184,759	1.08x	0.97x	1.17x	1.05x
InterContinental (7)	94	14,403	1,677,641	160,338	1.12x	1.13x	1.19x	1.12x
Sonesta(8)	33	6,093	1,108,085	84,004	0.42x	0.48x	0.67x	0.62x
Wyndham (9)	22	3,579	382,532	28,025	0.38x	0.43x	0.89x	0.79x
Hyatt (10)	22	2,724	301,942	22,037	1.14x	0.98x	1.16x	0.95x
Carlson (11)	11	2,090	209,895	12,920	1.04x	1.39x	1.23x	1.17x
Morgans (12)	1	372	120,000	7,595	1.16x	1.15x	1.18x	1.10x
Subtotal / Average Hotels	305	46,347	5,579,552	499,678	0.95x	0.93x	1.08x	0.99x
TA (No. 1) (13)	39	N/A	635,091	49,198	1.42x	1.74x	1.66x	1.83x
TA (No. 2) (14)	38	N/A	607,070	47,392	1.39x	2.06x	1.63x	1.97x
TA (No. 3) (15)	38	N/A	596,301	50,630	1.33x	1.91x	1.59x	2.08x
TA (No. 4) (16)	39	N/A	550,406	48,596	1.36x	2.02x	1.60x	2.04x
TA (No. 5) (17)	40	N/A	836,301	65,329	1.43x	1.90x	1.59x	1.88x
Subtotal / Average TA	194	N/A	3,225,169	261,145	1.39x	1.92x	1.61x	1.95x
Total / Average	499	46,347	$8,804,721	$760,823	1.10x	1.25x	1.26x	1.30x

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

(3)

We define coverage as combined total property level revenues minus all property level expenses and FF&E reserve fundings which are not subordinated to minimum returns and minimum rent payments due to us (which data is provided to us by our managers or tenants), divided by the minimum return or minimum rent payments due to us. Coverage amounts for our Sonesta, InterContinental and TA Nos. 1, 2, 3 and 4 leases include data for periods prior to our ownership of certain properties.

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

We originally held a security deposit of $64,700 under this agreement to cover payment shortfalls of our minimum return.  As of March 31, 2016, the available balance of this security deposit was $7,024.  This security deposit may be replenished from future cash flows from these hotels in excess of our minimum return and certain management fees.  Marriott has also provided us with a $40,000 limited guaranty to cover payment shortfalls up to 90% of our minimum return after the available security deposit balance has been depleted, which expires in 2019.  As of March 31, 2016, the available Marriott guaranty was $30,672.

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

(7)

We lease 93 InterContinental branded hotels (19 Staybridge Suites®, 61 Candlewood Suites®, two InterContinental®, seven Crowne Plaza®,  three Holiday Inn® hotels and one Kimpton® Hotels & Restaurants)  in 28 states in the U.S. and Ontario, Canada to one of our TRSs.  These 93 hotels are managed by subsidiaries of InterContinental under a combination management agreement.  We lease one additional InterContinental® branded hotel in Puerto Rico to a subsidiary of InterContinental. The annual minimum return amount presented in the table on page 28 includes $7,899 of minimum rent related to the leased Puerto Rico hotel.  The management agreement and the lease expire in 2036; InterContinental has two renewal options for 15 years each for all, but not less than all, of the hotels.

We originally held a security deposit of $73,872 under this agreement to cover payment shortfalls of our minimum return.  In connection with the acquisition of one hotel in March 2016, InterContinental provided us $9,000 to supplement the existing security deposit.  As of March 31, 2016, the balance of this security deposit was $56,696.  This security deposit may be replenished and increased up to $100,000 from future cash flows from these hotels in excess of our minimum return and rent and certain management fees. Under this agreement, InterContinental is required to maintain a minimum security deposit of $37,000.

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

(8)

We lease our 33 Sonesta branded hotels (four Royal Sonesta Hotels®, four Sonesta Hotels & Resorts® and 25 Sonesta ES Suites® hotels) in 18 states to one of our TRSs.  The hotels are managed by Sonesta under a combination management agreement which expires in 2037; Sonesta has two renewal options for 15 years each for all, but not less than all, of the hotels.

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

(9)

We lease our 22 Wyndham branded hotels (six Wyndham Hotels and Resorts® and 16 Hawthorn Suites® hotels) in 14 states to one of our TRSs.  The hotels are managed by a subsidiary of Wyndham under a combination management agreement which expires in 2038; Wyndham has two renewal options for 15 years each for all, but not less than all, of the hotels.  We also lease 48 vacation units in one of the hotels to Wyndham Vacation, under a lease that expires in 2037; Wyndham Vacation has two renewal options for 15 years each for all, but not less than all, of the vacation units.  The lease is guaranteed by Wyndham and provides for rent increases of 3% per annum. The annual minimum return amount presented in the table on page 28 includes $1,366 of minimum rent related to the Wyndham Vacation lease.

We have a guaranty of $35,656 under this agreement to cover payment shortfalls of the minimum return, subject to an annual payment limit of $17,828. This guaranty expires in 2020. As of March 31, 2016, the Wyndham guaranty had been depleted. This guaranty may be replenished from future cash flows from these hotels in excess of our minimum return.

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

We originally had a guaranty of $50,000 under this agreement to cover payment shortfalls of our minimum return.  As of March 31, 2016, the available Hyatt guaranty was $15,501.  The guaranty is limited in amount but does not expire in time and may be replenished from future cash flows from the hotels in excess of our minimum return.

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

We originally had a limited guaranty of $40,000 under this agreement to cover payment shortfalls of our minimum return.  As of March 31, 2016, the available Carlson guaranty was $25,180.  The guaranty is limited in amount but does not expire in time and may be replenished from future cash flows from the hotels in excess of our minimum return.

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

(14)

We lease 38 travel centers (37 TravelCenters of America® branded travel centers and one Petro Stopping Centers® branded travel center)  in 27 states to a subsidiary of TA under a lease that expires in 2028; TA has two renewal options for 15 years each for all, but not less than all, of these travel centers.  In addition to the payment of our minimum rent, beginning in 2016, this lease provides for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2015 non-fuel revenues). TA’s previously deferred rent of $29,107 is due at the expiration of the initial term of this lease. This lease is guaranteed by TA.

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

(16)

We lease 39 travel centers (37 TravelCenters of America® branded travel centers and two Petro Stopping Centers® branded travel centers) in 28  states to a subsidiary of TA under a lease that expires in 2030; TA has two renewal options for 15 years each for all, but not less than all, of these travel centers.  In addition to the payment of our minimum rent, beginning in 2016, this lease provides for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2015 non-fuel revenues). TA’s previously deferred rent of $21,233 is due at the expiration of the initial term of this lease. This lease is guaranteed by TA.

(17)

We lease 40 Petro Stopping Centers® branded travel centers in 25 states to a subsidiary of TA under a lease that expires in 2024; TA has two renewal options for 15 years each for all, but not less than all, of these travel centers.  In addition to the payment of our minimum rent, this lease provides for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2012 non-fuel revenues).  We have agreed to waive payment of the first $2,500 of percentage rent that may become due under the TA No. 5 lease. We have waived an aggregate of $2,439 of percentage rent as of March 31, 2016.  TA’s previously deferred rent of $42,915 is due at the expiration of this lease. This lease is guaranteed by TA.

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

		No. of
	No. of	Rooms /	Three Months Ended March 31,
	Hotels	Suites	2016	2015	Change
ADR
Marriott (No. 1)	53	7,610	$131.37	$126.35	4.0%
Marriott (No. 234)	68	9,120	128.57	125.51	2.4%
Marriott (No. 5)	1	356	256.88	235.76	9.0%
Subtotal / Average Marriott	122	17,086	133.18	128.87	3.3%
InterContinental (1)	94	14,403	117.27	111.72	5.0%
Sonesta (1)	33	6,093	136.29	133.73	1.9%
Wyndham	22	3,579	91.81	89.51	2.6%
Hyatt	22	2,724	109.27	108.25	0.9%
Carlson	11	2,090	110.18	108.22	1.8%
Morgans	1	372	273.79	266.95	2.6%
All Hotels Total / Average	305	46,347	$124.16	$119.90	3.6%

OCCUPANCY
Marriott (No. 1)	53	7,610	65.2%	65.1%	0.1 pts
Marriott (No. 234)	68	9,120	73.0%	71.1%	1.9 pts
Marriott (No. 5)	1	356	90.1%	90.0%	0.1 pts
Subtotal / Average Marriott	122	17,086	69.9%	68.8%	1.1 pts
InterContinental (1)	94	14,403	77.2%	79.1%	-1.9 pts
Sonesta (1)	33	6,093	61.2%	63.6%	-2.4 pts
Wyndham	22	3,579	65.8%	66.6%	-0.8 pts
Hyatt	22	2,724	78.0%	75.2%	2.8 pts
Carlson	11	2,090	68.3%	73.2%	-4.9 pts
Morgans	1	372	92.8%	88.2%	4.6 pts
All Hotels Total / Average	305	46,347	71.3%	71.9%	-0.6 pts

RevPAR
Marriott (No. 1)	53	7,610	$85.65	$82.25	4.1%
Marriott (No. 234)	68	9,120	93.86	89.24	5.2%
Marriott (No. 5)	1	356	231.45	212.18	9.1%
Subtotal / Average Marriott	122	17,086	93.09	88.66	5.0%
InterContinental (1)	94	14,403	90.53	88.37	2.4%
Sonesta (1)	33	6,093	83.41	85.05	-1.9%
Wyndham	22	3,579	60.41	59.61	1.3%
Hyatt	22	2,724	85.23	81.40	4.7%
Carlson	11	2,090	75.25	79.22	-5.0%
Morgans	1	372	254.08	235.45	7.9%
All Hotels Total / Average	305	46,347	$88.53	$86.21	2.7%

(1)	Operating data includes data for periods prior to our ownership of certain hotels.

Seasonality

Our hotels and travel centers have historically experienced seasonal differences typical of their industries with higher revenues in the second and third quarters of calendar years compared with the first and fourth quarters.  Most of our management agreements and leases require our managers and tenants to make the substantial portion of our return and rent payments to us in equal amounts throughout the year.  So long as guarantees and security deposits are available to supplement earnings shortfalls at our properties, this seasonality is not expected to cause material fluctuations in our income or cash flow from these properties.  If and as guarantees and security deposits which secure the minimum rents and returns due to us are exhausted our financial results may begin to reflect more of the seasonality of the industries in which our tenants and managers operate.  The return payments to us under certain of our management agreements depend exclusively upon earnings at these properties, and, accordingly, our income and cash flow from these properties reflect the seasonality of the hotel industry.

Related Person Transactions

We have relationships and historical and continuing transactions with TA, Sonesta, RMR LLC and others related to them.  For example, TA is our former subsidiary and our largest tenant and we are TA’s largest shareholder; Sonesta is owned by our Managing Trustees and manages certain hotels that we own; and we and six other companies to which RMR LLC provides management services own in equal amounts AIC, an insurance company, and we participate in a combined property insurance program arranged and reinsured in part by AIC.  Also, we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to management agreements; RMR Inc. is the managing member of RMR LLC and we own shares of class A common stock of RMR Inc.; and the controlling shareholder of RMR Inc., ABP Trust, is owned by our Managing Trustees.  For further information about these and other such relationships and related person transactions, please see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference, our 2015 Annual Report, our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission, or SEC.  In addition, please see the section captioned “Risk Factors” of our 2015 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships.  Our filings with the SEC and copies of certain of our agreements with these related parties are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov.  We may engage in additional transactions with related persons, including companies to which RMR LLC or its affiliates provide management services.

Non-GAAP Measures

Funds From Operations Available for Common Shareholders and Normalized Funds From Operations Available for Common Shareholders

We calculate funds from operations available for common shareholders, or FFO, and Normalized FFO available for common shareholders as shown below.  FFO available for common shareholders is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income available for common shareholders, calculated in accordance with GAAP, excluding any gain or loss on sale of properties and loss on impairment of real estate assets, plus real estate depreciation and amortization, as well as certain other adjustments currently not applicable to us.  Our calculation of Normalized FFO available for common shareholders differs from NAREIT’s definition of FFO available for common shareholders because we include estimated percentage rent in the period to which we estimate that it relates rather than when it is recognized as income in accordance with GAAP, we include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP and we exclude acquisition related costs and loss on early extinguishment of debt.  We consider FFO available for common shareholders and Normalized FFO available for common shareholders to be appropriate measures of operating performance for a REIT, along with net income, net income available for common shareholders, operating income and cash flow from operating activities.  We believe that FFO available for common shareholders and Normalized FFO available for common shareholders provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO available for common shareholders and Normalized FFO available for common shareholders may facilitate a comparison of our operating performance between periods and with other REITs.  FFO available for common shareholders and Normalized FFO available for common shareholders are among the factors considered by our Board of Trustees when determining the amount of distributions to shareholders.  Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our unsecured revolving credit facility and unsecured term loan agreement and public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. FFO available for common shareholders and Normalized FFO available for common shareholders do not represent cash generated by operating activities in accordance with GAAP, and should not be considered as alternatives to net income, net income available for common shareholders, operating income or cash flow from operating activities determined in accordance with GAAP, or as indicators of our financial performance or liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs.  These measures should be considered in conjunction with net income, net income available for common shareholders, operating income and cash flow from operating activities as presented in our condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows.  Other real estate companies and REITs may calculate FFO available for common shareholders and Normalized FFO available for common shareholders differently than we do.

Our calculations of FFO available for common shareholders and Normalized FFO available for common shareholders for the three months ended March 31, 2016 and 2015 and reconciliations of FFO available for common shareholders and Normalized FFO available for common shareholders from net income available for common shareholders, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, appear in the following table (amounts in thousands, except per share amounts):

		For the Three Months Ended March 31,
		2016	2015
Net income available for common shareholders		$46,885	$36,415
Add:	Depreciation and amortization expense	87,271	78,969
FFO available for common shareholders		134,156	115,384
Add:	Acquisition related costs (1)	612	338
	Deferred percentage rent (2)	260	1,240
	Estimated business management incentive fees (3)	5,316	9,027
	Loss on early extinguishment of debt	70	-
Normalized FFO available for common shareholders		$140,414	$125,989

Weighted average shares outstanding (basic)		151,402	149,792
Weighted average shares outstanding (diluted) (4)		151,415	150,906

Basic and diluted per common share amounts:
	FFO available for common shareholders (basic)	$0.89	$0.77
	FFO available for common shareholders (diluted)	$0.89	$0.76
	Normalized FFO available for common shareholders (basic)	$0.93	$0.84
	Normalized FFO available for common shareholders (diluted)	$0.93	$0.83
Distributions declared per share		$0.50	$0.49

(1)	Represents costs associated with our acquisition activities.
(2)

In calculating net income in accordance with GAAP, we generally recognize percentage rental income received for the first, second and third quarters in the fourth quarter, which is when all contingencies have been met and the income is earned.

(3)

Estimated incentive fees under our business management agreement calculated based on common share total return, as defined,  are included in general and administrative expense in our condensed consolidated financial statements.  In calculating net income in accordance with GAAP, we recognize estimated business management incentive fee expense, if any, each quarter.  Although we recognize this expense, if any, each quarter for purposes of calculating net income, we do not include these amounts in the calculation of Normalized FFO available for common shareholders until the fourth quarter, which is when the actual expense amount for the year is determined.  Incentive fees for 2016, if any, will be paid in cash in January 2017.

(4)

Represents weighted average common shares adjusted to reflect the potential dilution of unvested share awards and, through May 2015, contingently issuable common shares under our business management agreement with RMR LLC.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands)

We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates has not materially changed since December 31, 2015. Other than as described below, we do not currently foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.

Fixed Rate Debt

At March 31, 2016, our outstanding publicly tradable debt consisted of eight issues of fixed rate, senior unsecured notes and one issue of fixed rate, convertible senior unsecured notes:

Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
$300,000	5.625%	16,875	2017	Semi-Annually
350,000	6.700%	23,450	2018	Semi-Annually
400,000	4.250%	17,000	2021	Semi-Annually
500,000	5.000%	25,000	2022	Semi-Annually
300,000	4.500%	13,500	2023	Semi-Annually
350,000	4.650%	16,275	2024	Semi-Annually
350,000	4.500%	15,750	2025	Semi-Annually
350,000	5.250%	18,375	2026	Semi-Annually
8,478	3.800%	322	2027 (1)	Semi-Annually
$2,908,478		$146,547

(1)

The convertible senior unsecured notes are convertible, if certain conditions are met (including certain changes in control).  Upon conversion, the holder of notes is entitled to receive cash in an amount equal to the principal amount of the notes and, to the extent the market price of our common shares then exceeds the conversion price of $49.70 per share, subject to adjustment, at our option either cash or our common shares valued based on such market price for such excess amount.  Holders of our convertible senior unsecured notes may require us to repurchase all or a portion of the notes on March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events.

Except as described in note 1 to the table above, no principal repayments are due under these notes until maturity. Because these notes require interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are 100 basis points higher than the rates shown above, our per annum interest cost would increase by approximately $29,085. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at March 31, 2016 and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point change in interest rates would change the fair value of those debt obligations by approximately $119,073. Changes in the trading price of our common shares may also affect the fair value of our convertible senior unsecured notes.

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

Floating Rate Debt

At March 31, 2016, our floating rate debt consisted of $230,000 outstanding under our $1,000,000 unsecured revolving credit facility and our $400,000 unsecured term loan. The maturity date of our unsecured revolving credit facility is July 15, 2018, and subject to our meeting conditions, including our payment of an extension fee, we have the option to extend the stated maturity by one year to July 15, 2019. The maturity date of our unsecured term loan is April 15, 2019. No principal repayments are required under our unsecured revolving credit facility prior to maturity, and we can borrow, repay and reborrow funds available, subject to conditions, at any time without penalty.  No principal prepayments are required under our unsecured term loan prior to maturity and repayments may be made subject to conditions at any time without penalty, but after amounts outstanding under our unsecured term loan are repaid, amounts may not be redrawn. Borrowings under our unsecured revolving credit facility and unsecured term loan are in U.S. dollars and require annual interest at LIBOR plus premiums that are subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR.  In addition, upon renewal or refinancing of our unsecured revolving credit facility or our unsecured term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of this floating rate debt but would affect our operating results.

The following table presents the impact a 100 basis points increase in interest rates would have on our annual floating rate interest expense as of March 31, 2016:

	Impact of Increase in Interest Rates
	Interest Rate	Outstanding	Total Interest	Annual Per Common
	Per Year (1)	Debt	Expense Per Year	Share Impact (2)
At March 31, 2016	1.60%	$630,000	$10,080	$0.07
100 basis point increase	2.60%	$630,000	$16,380	$0.11

(1)	Weighted average based on the interest rates and the respective outstanding borrowings as of March 31, 2016.
(2)	Based on diluted weighted average shares outstanding for the three months ended March 31, 2016.

The following table presents the impact that a 100 basis point increase in interest rates would have on our annual floating rate interest expense at March 31, 2016 if we were fully drawn on our unsecured revolving credit facility and unsecured term loan remained outstanding:

	Impact of Increase in Interest Rates
	Interest Rate	Outstanding	Total Interest	Annual Per Common
	Per Year (1)	Debt	Expense Per Year	Share Impact (2)
At March 31, 2016	1.56%	$1,400,000	$21,840	$0.14
100 basis point increase	2.56%	$1,400,000	$35,840	$0.24

(1)	Weighted average based on the interest rates and the respective outstanding borrowings (assuming fully drawn) as of March 31, 2016.
(2)	Based on diluted weighted average shares outstanding for the three months ended March 31, 2016.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Managing Trustees, President and Chief Operating Officer and Treasurer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10‑Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, “MAY” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	OUR HOTEL MANAGERS’ OR TENANTS’ ABILITIES TO PAY THE CONTRACTUAL AMOUNTS OF RETURNS OR RENTS DUE TO US,

•	OUR ABILITY TO MAKE ACQUISITIONS OF PROPERTIES AND OTHER INVESTMENTS,

•	OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

•	OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,

•	OUR ABILITY TO APPROPRIATELY BALANCE OUR USE OF DEBT AND EQUITY CAPITAL,

•	OUR INTENT TO MAKE IMPROVEMENTS TO CERTAIN OF OUR PROPERTIES AND THE SUCCESS OF OUR HOTEL RENOVATION PROGRAM,

•	OUR ABILITY TO ENGAGE AND RETAIN QUALIFIED MANAGERS AND TENANTS FOR OUR HOTELS AND TRAVEL CENTERS ON SATISFACTORY TERMS,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR UNSECURED REVOLVING CREDIT FACILITY,

•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•	OUR CREDIT RATINGS,

•	OUR EXPECTATION THAT OUR HOTELS MANAGED BY WYNDHAM WILL PRODUCE OPERATING CASH FLOWS EQUAL TO OR IN EXCESS OF OUR CONTRACTUAL MINIMUM RETURNS IN 2016,

•	THE ABILITY OF TA TO PAY CURRENT AND DEFERRED RENT AMOUNTS DUE TO US,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF RMR INC.,

•	OUR EXPECTATION THAT WE BENEFIT FINANCIALLY BY PARTICIPATING IN AIC AND FROM OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,

•	OUR QUALIFICATION FOR TAXATION AS A REIT AND

•	OTHER MATTERS.

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

•	LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY FOR TAXATION AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES,

•	ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL, AND

•	ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR RELATED PARTIES, INCLUDING OUR MANAGING TRUSTEES, TA, SONESTA, RMR INC., RMR LLC, AIC AND OTHERS AFFILIATED WITH THEM.

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

•

AS OF MARCH 31, 2016, APPROXIMATELY 79% OF OUR AGGREGATE ANNUAL MINIMUM RETURNS AND RENTS WERE SECURED BY GUARANTEES OR SECURITY DEPOSITS FROM OUR MANAGERS AND TENANTS. THIS MAY IMPLY THAT THESE MINIMUM RETURNS AND RENTS WILL BE PAID. IN FACT, THESE GUARANTEES AND SECURITY DEPOSITS ARE LIMITED IN AMOUNT AND DURATION AND THE GUARANTEES ARE SUBJECT TO THE GUARANTORS’ ABILITY AND WILLINGNESS TO PAY. THE BALANCE OF OUR ANNUAL MINIMUM RETURNS AND RENTS AS OF MARCH 31, 2016 WAS NOT GUARANTEED NOR DO WE HOLD A SECURITY DEPOSIT WITH RESPECT TO THOSE AMOUNTS. WE CAN PROVIDE NO ASSURANCE WITH REGARD TO THE FUTURE PERFORMANCE OF OUR PROPERTIES AND WHETHER THEY WILL COVER OUR MINIMUM RETURNS AND RENTS, WHETHER THE GUARANTEES OR SECURITY DEPOSITS WILL BE ADEQUATE TO COVER FUTURE SHORTFALLS IN THE MINIMUM RETURNS OR RENTS DUE TO US, OR REGARDING OUR MANAGERS’, TENANTS’ OR GUARANTORS’ FUTURE ACTIONS IF AND WHEN THE GUARANTEES AND SECURITY DEPOSITS EXPIRE OR ARE DEPLETED OR THEIR ABILITY OR WILLINGNESS TO PAY MINIMUM RETURNS AND RENTS OWED TO US,

•

OUR GUARANTEE OF THE MINIMUM RETURNS DUE FROM OUR HOTELS WHICH ARE MANAGED BY WYNDHAM WAS DEPLETED TO PAY MINIMUM RETURNS FOR THE QUARTER ENDED MARCH 31, 2016.  WE CURRENTLY EXPECT THAT WYNDHAM’S MANAGEMENT OF OUR HOTELS WILL PRODUCE CASH FLOWS IN EXCESS OF THE MINIMUM RETURNS DUE TO HPT.  HOWEVER, THERE CAN BE NO ASSURANCE THAT WYNDHAM’S MANAGEMENT OF OUR OWNED HOTELS WILL PRODUCE THE CONTRACTUAL MINIMUM RETURNS DUE TO US, AND WE DO NOT KNOW WHETHER WYNDHAM WILL PAY THE MINIMUM RETURNS DESPITE THE DEPLETED GUARANTEE OR IF WYDHAM WILL DEFAULT THEIR PAYMENTS,

•

WE HAVE RECENTLY RENOVATED CERTAIN HOTELS AND ARE CURRENTLY RENOVATING ADDITIONAL HOTELS.  WE EXPECT TO FUND APPROXIMATELY $68.9 MILLION FOR RENOVATIONS AND OTHER CAPITAL IMPROVEMENT COSTS AT OUR HOTELS DURING THE REMAINDER OF 2016.  THE COST OF CAPITAL PROJECTS ASSOCIATED WITH SUCH RENOVATIONS MAY BE GREATER THAN WE NOW ANTICIPATE. WHILE OUR FUNDING OF THESE CAPITAL PROJECTS WILL CAUSE OUR CONTRACTUAL MINIMUM RETURNS TO INCREASE, THE HOTELS’ OPERATING RESULTS MAY NOT INCREASE OR MAY NOT INCREASE TO THE EXTENT THAT THE MINIMUM RETURNS INCREASE. ACCORDINGLY, COVERAGE OF OUR MINIMUM RETURNS AT THESE HOTELS MAY REMAIN DEPRESSED FOR AN EXTENDED PERIOD,

•

WE EXPECT TO PURCHASE FROM TA DURING THE REMAINDER OF 2016 UP TO $129.4 MILLION OF CAPITAL IMPROVEMENTS TA EXPECTS TO MAKE TO THE TRAVEL CENTERS WE LEASE TO IT. PURSUANT TO THE TERMS OF THE APPLICABLE LEASES, THE ANNUAL RENT PAYABLE TO US BY TA WILL INCREASE AS A RESULT OF ANY SUCH PURCHASES. WE MAY ULTIMATELY PURCHASE MORE OR LESS THAN THIS BUDGETED AMOUNT AND OUR BOARD OF TRUSTEES AND INDEPENDENT TRUSTEES MAY AUTHORIZE MORE OR LESS THAN THIS PROJECTED AMOUNT AT THEIR DISCRETION. TA MAY NOT REALIZE RESULTS FROM ANY OF THESE CAPITAL IMPROVEMENTS WHICH EQUAL OR EXCEED THE INCREASED ANNUAL RENTS IT WILL BE OBLIGATED TO PAY TO US, WHICH COULD INCREASE THE RISK OF TA BEING UNABLE TO PAY AMOUNTS IT OWES TO US,

•

HOTEL ROOM DEMAND AND TRUCKING ACTIVITY ARE OFTEN REFLECTIONS OF THE GENERAL ECONOMIC ACTIVITY IN THE COUNTRY. IF ECONOMIC ACTIVITY IN THE COUNTRY DECLINES, HOTEL ROOM DEMAND AND TRUCKING ACTIVITY MAY DECLINE AND THE OPERATING RESULTS OF OUR HOTELS AND TRAVEL CENTERS MAY DECLINE, THE FINANCIAL RESULTS OF OUR HOTEL MANAGERS AND OUR TENANTS, INCLUDING TA, MAY SUFFER AND THESE MANAGERS AND TENANTS MAY BE UNABLE TO PAY OUR RETURNS OR RENTS. ALSO, DEPRESSED OPERATING RESULTS FROM OUR PROPERTIES FOR EXTENDED PERIODS MAY RESULT IN THE OPERATORS OF SOME OR ALL OF OUR HOTELS AND OUR TRAVEL

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

•

WE HAVE AGREED TO ACQUIRE FROM AND LEASEBACK TO TA FOUR TRAVEL CENTERS WHICH TA IS DEVELOPING. WE AGREED TO PURCHASE THESE PROPERTIES AT TA’S COSTS (INCLUDING HISTORICAL LAND COSTS) UP TO $95 MILLION IN THE AGGREGATE IF THE DEVELOPMENT IS SUBSTANTIALLY COMPLETED PRIOR TO JUNE 30, 2017.  TA HAS BEGUN CONSTRUCTION AT SOME, BUT NOT ALL, OF THESE TRAVEL CENTERS.  OBTAINING GOVERNMENTAL APPROVALS TO BUILD TRAVEL CENTERS IS OFTEN A COMPLEX AND TIME CONSUMING PROCESS.  WE CAN PROVIDE NO ASSURANCE THAT TA WILL OBTAIN ALL REQUIRED APPROVALS TO DEVELOP ALL FOUR TRAVEL CENTERS.  IF REQUIRED DEVELOPMENT APPROVALS ARE NOT OBTAINED OR IF CERTAIN TRAVEL CENTERS ARE NOT DEVELOPED OR ARE DELAYED OR FOR OTHER REASONS, WE MAY ACQUIRE FEWER THAN FOUR TRAVEL CENTERS OR DIFFERENT TRAVEL CENTERS MAY BE AGREED FOR PURCHASE AND LEASEBACK BETWEEN US AND TA.  TA HAS RECENTLY STATED THAT IT MAY NOT BE ABLE TO COMPLETE THE DEVELOPMENT OF ONE OF THESE TRAVEL CENTERS BY JUNE 30, 2017.  IT IS DIFFICULT TO ESTIMATE THE COST AND TIMING TO DEVELOP NEW TRAVEL CENTERS.  CONSTRUCTION OF NEW TRAVEL CENTERS MAY BE DELAYED FOR VARIOUS REASONS SUCH AS LABOR STRIFE, WEATHER CONDITIONS, THE UNAVAILABILITY OF CONSTRUCTION MATERIALS, ETC. THE PURCHASE AND LEASEBACK OF THESE TRAVEL CENTERS MAY BE DELAYED OR THE TERMS OF THE TRANSACTION MAY CHANGE,

•	CONTINGENCIES IN OUR ACQUISITION AND SALE AGREEMENTS MAY NOT BE SATISFIED AND OUR PENDING ACQUISITIONS AND SALES MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS OF SUCH TRANSACTIONS MAY CHANGE,

•

AT MARCH 31, 2016, WE HAD $15.8 MILLION OF CASH AND CASH EQUIVALENTS, $770.0 MILLION AVAILABLE UNDER OUR $1.0 BILLION UNSECURED REVOLVING CREDIT FACILITY AND SECURITY DEPOSITS AND GUARANTEES COVERING SOME OF OUR MINIMUM RETURNS AND RENTS. THESE STATEMENTS MAY IMPLY THAT WE HAVE ABUNDANT WORKING CAPITAL AND LIQUIDITY. HOWEVER, OUR MANAGERS AND TENANTS MAY NOT BE ABLE TO FUND MINIMUM RETURNS AND RENTS DUE TO US FROM OPERATING OUR PROPERTIES OR FROM OTHER RESOURCES; IN THE PAST AND CURRENTLY, CERTAIN OF OUR TENANTS AND HOTEL MANAGERS HAVE IN FACT NOT PAID THE MINIMUM AMOUNTS DUE TO US FROM THEIR OPERATIONS OF OUR LEASED OR MANAGED PROPERTIES. ALSO, THE SECURITY DEPOSITS AND GUARANTEES WE HAVE TO COVER ANY SUCH SHORTFALLS ARE LIMITED IN AMOUNT AND DURATION, AND ANY SECURITY DEPOSITS WE APPLY FOR SUCH SHORTFALLS DO NOT RESULT IN ADDITIONAL CASH FLOW TO US. FURTHER, OUR PROPERTIES REQUIRE, AND WE HAVE AGREED TO PROVIDE, SIGNIFICANT FUNDING FOR CAPITAL IMPROVEMENTS, RENOVATIONS AND OTHER MATTERS. ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL OR LIQUIDITY,

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

•

THE PREMIUMS USED TO DETERMINE THE INTEREST RATE PAYABLE ON OUR UNSECURED REVOLVING CREDIT FACILITY AND UNSECURED TERM LOAN AND THE FACILITY FEE PAYABLE ON OUR UNSECURED REVOLVING CREDIT FACILITY ARE BASED ON OUR CREDIT RATINGS.  FUTURE CHANGES IN OUR CREDIT RATINGS MAY CAUSE THE INTEREST AND FEES WE PAY TO INCREASE,

•	WE HAVE THE OPTION TO EXTEND THE MATURITY DATE OF OUR UNSECURED REVOLVING CREDIT FACILITY UPON PAYMENT OF A FEE AND MEETING OTHER CONDITIONS. HOWEVER, THE APPLICABLE CONDITIONS MAY NOT BE MET,

•

THE BUSINESS MANAGEMENT AND PROPERTY MANAGEMENT AGREEMENTS BETWEEN US AND RMR LLC HAVE CONTINUING 20 YEAR TERMS.  HOWEVER, THOSE AGREEMENTS INCLUDE TERMS WHICH PERMIT EARLY TERMINATION IN CERTAIN CIRCUMSTANCES.  ACCORDINGLY, THERE CAN BE NO ASSURANCE THAT THESE AGREEMENTS WILL REMAIN IN EFFECT FOR CONTINUING 20 YEAR TERMS OR FOR SHORTER TERMS, AND

•

WE BELIEVE THAT OUR RELATIONSHIPS WITH OUR RELATED PARTIES, INCLUDING RMR LLC, RMR INC., TA, SONESTA, AIC AND OTHERS AFFILIATED WITH THEM MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. IN FACT, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

THESE RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS ACTS OF TERRORISM, NATURAL DISASTERS, CHANGES IN OUR MANAGERS’ OR TENANTS’ REVENUES OR EXPENSES, CHANGES IN OUR MANAGERS’ OR TENANTS’ FINANCIAL CONDITIONS, THE MARKET DEMAND FOR HOTEL ROOMS OR FUEL OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

THE INFORMATION CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OUR 2015 ANNUAL REPORT OR OUR OTHER FILINGS WITH THE SEC, INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.

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

Part II Other Information

Item 1A. Risk Factors

There have been no material changes from risk factors from those we previously disclosed in our 2015 Annual Report.

Item 6.  Exhibits

Exhibit Number	Description
3.1

Composite Copy of Amended and Restated Declaration of Trust dated as of August 21, 1995, as amended to date. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

3.2	Articles Supplementary dated as of January 13, 2012. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 13, 2012.)
3.3	Amended and Restated Bylaws of the Company adopted August 7, 2015. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.)
4.2	Form of 7.125% Series D Cumulative Redeemable Preferred Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)
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

4.5

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

4.7

Supplemental Indenture No. 14, dated as of August 16, 2012, between the Company and U.S. Bank National Association, relating to the Company’s 5.000% Senior Notes due 2022, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

4.8

Supplemental Indenture No. 15, dated as of June 6, 2013, between the Company and U.S. Bank National Association, relating to the Company’s 4.500% Senior Notes due 2023, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.)

4.9

Supplemental Indenture No. 16, dated as of March 12, 2014, between the Company and U.S. Bank National Association, relating to the Company’s 4.650% Senior Notes due 2024, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.)

4.10

Supplemental Indenture No. 17, dated as of September 12, 2014, between the Company and U.S. Bank National Association, relating to the Company’s 4.50% Senior Notes due 2025, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.)

4.11	Indenture, dated as of February 3, 2016, between the Company and U.S. Bank National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 3, 2016.)
4.12

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

10.1

Development Property Agreement, dated March 31, 2016, between HPT TA Properties Trust and TA Operating LLC.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 31, 2016.)

10.2

Fourth Amendment to Amended and Restated Lease Agreement No. 4, dated March 31, 2016, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 31, 2016.)

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
101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPITALITY PROPERTIES TRUST

/s/ John G. Murray
John G. Murray
President and Chief Operating Officer
Dated: May 10, 2016

/s/ Mark L. Kleifges
Mark L. Kleifges
Treasurer and Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: May 10, 2016