Form 10-Q
period 2016-06-30
HOSPITALITY PROPERTIES TRUST
filed 2016-08-09
CIK 945394

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of August 9, 2016:   151,559,788

HOSPITALITY PROPERTIES TRUST

FORM 10-Q

June 30, 2016

References in this Quarterly Report on Form 10-Q to “HPT”, “we”, “us” or “our” include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

Part IFinancial Information

Item 1.  Financial Statements

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(dollars in thousands, except share data)

	June 30,	December 31,
	2016	2015
ASSETS

Real estate properties:
Land	$1,547,774	$1,529,004
Buildings, improvements and equipment	6,993,371	6,740,423
Total real estate properties, gross	8,541,145	8,269,427
Accumulated depreciation	(2,361,264)	(2,218,499)
Total real estate properties, net	6,179,881	6,050,928
Cash and cash equivalents	20,347	13,682
Restricted cash (FF&E reserve escrow)	61,419	51,211
Due from related persons	58,991	50,987
Other assets, net	288,697	227,989
Total assets	$6,609,335	$6,394,797

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unsecured revolving credit facility	$232,000	$465,000
Unsecured term loan, net	398,088	397,756
Senior unsecured notes, net	2,862,800	2,403,439
Convertible senior unsecured notes	8,478	8,478
Security deposits	77,269	53,579
Accounts payable and other liabilities	190,304	179,783
Due to related persons	40,724	69,514
Dividends payable	5,166	5,166
Total liabilities	3,814,829	3,582,715

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value; 100,000,000 shares authorized:
Series D preferred shares; 7 1/8% cumulative redeemable; 11,600,000 shares issued and outstanding, aggregate liquidation preference of $290,000	280,107	280,107
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 151,559,788 and 151,547,288 shares issued and outstanding, respectively	1,516	1,515
Additional paid in capital	4,166,301	4,165,911
Cumulative net income	2,989,769	2,881,657
Cumulative other comprehensive income (loss)	21,793	(15,523)
Cumulative preferred distributions	(331,645)	(321,313)
Cumulative common distributions	(4,333,335)	(4,180,272)
Total shareholders’ equity	2,794,506	2,812,082
Total liabilities and shareholders’ equity	$6,609,335	$6,394,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Hotel operating revenues	$471,910	$436,977	$868,413	$806,573
Rental income	77,293	69,063	153,552	133,814
FF&E reserve income	1,096	1,026	2,452	2,191
Total revenues	550,299	507,066	1,024,417	942,578

Expenses:
Hotel operating expenses	324,922	304,428	601,227	562,086
Depreciation and amortization	88,782	80,582	176,053	159,551
General and administrative	37,365	12,685	53,388	33,989
Acquisition related costs	117	797	729	1,135
Total expenses	451,186	398,492	831,397	756,761

Operating income	99,113	108,574	193,020	185,817

Dividend income	749	-	749	-
Interest income	40	10	138	21
Interest expense (including amortization of debt issuance costs and debt discounts of $2,127 and $1,458 and $3,993 and $2,916, respectively)	(41,698)	(35,836)	(83,284)	(71,290)
Loss on early extinguishment of debt	-	-	(70)	-
Income before income taxes, equity in earnings of an investee and gain on sale of real estate	58,204	72,748	110,553	114,548
Income tax expense	(2,160)	(640)	(2,535)	(931)
Equity in earnings of an investee	17	23	94	95
Income before gain on sale of real estate	56,061	72,131	108,112	113,712
Gain on sale of real estate	-	11,015	-	11,015
Net income	56,061	83,146	108,112	124,727
Other comprehensive income:
Unrealized gain (loss) on investment securities	19,676	(8,858)	37,221	7,626
Equity interest in investee’s unrealized gains (losses)	43	(64)	95	(19)
Other comprehensive income (loss)	19,719	(8,922)	37,316	7,607

Comprehensive income	$75,780	$74,224	$145,428	$132,334

Net income	$56,061	$83,146	$108,112	$124,727
Preferred distributions	(5,166)	(5,166)	(10,332)	(10,332)
Net income available for common shareholders	$50,895	$77,980	$97,780	$114,395

Weighted average common shares outstanding (basic)	151,408	150,260	151,405	150,028
Weighted average common shares outstanding (diluted)	151,442	150,292	151,428	150,594

Net income available for common shareholders per common share:
Basic and diluted	$0.34	$0.52	$0.65	$0.76

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net income	$108,112	$124,727
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	176,053	159,551
Amortization of debt issuance costs and debt discounts as interest	3,993	2,916
Straight line rental income	(7,445)	(2,056)
Security deposits received or replenished	23,690	9,064
FF&E reserve income and deposits	(37,491)	(33,664)
Loss on early extinguishment of debt	70	-
Equity in earnings of an investee	(94)	(95)
Gain on sale of real estate	-	(11,015)
Other non-cash (income) expense, net	(1,793)	1,749
Changes in assets and liabilities:
Due from related persons	(775)	(1,411)
Other assets	(11,792)	(9,539)
Accounts payable and other liabilities	9,923	2,538
Due to related persons	(30,956)	9,292
Net cash provided by operating activities	231,495	252,057

Cash flows from investing activities:
Real estate acquisitions and deposits	(196,856)	(247,631)
Real estate improvements	(86,929)	(120,174)
FF&E reserve escrow fundings	(1,156)	(4,711)
Investment in The RMR Group Inc.	-	(15,196)
Net cash used in investing activities	(284,941)	(387,712)

Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes, net of discounts	737,612	-
Repayment of senior unsecured notes	(275,000)	-
Borrowings under unsecured revolving credit facility	410,000	381,000
Repayments of unsecured revolving credit facility	(643,000)	(80,000)
Debt issuance costs	(6,106)	(5)
Distributions to preferred shareholders	(10,332)	(10,332)
Distributions to common shareholders	(153,063)	(148,447)
Net cash provided by financing activities	60,111	142,216
Increase in cash and cash equivalents	6,665	6,561
Cash and cash equivalents at beginning of period	13,682	11,834
Cash and cash equivalents at end of period	$20,347	$18,395

Supplemental cash flow information:
Cash paid for interest	$65,889	$68,196
Cash paid for income taxes	1,988	2,137
Non-cash investing activities:
Hotel managers’ deposits in FF&E reserve	$35,145	$31,091
Hotel managers’ purchases with FF&E reserve	(26,093)	(30,678)
Investment in The RMR Group Inc. paid in common shares	-	43,285
Real estate acquisitions	-	(45,042)
Sales of real estate	-	45,042

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

We have determined that each of our taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards CodificationTM.   We have concluded that we must consolidate each of our TRSs because we are the entity with the power to direct the activities that most significantly impact the VIEs’ economic performance and we have the obligation to absorb losses or the right to receive benefits from each VIE that could be significant to the VIE, and are, therefore, the primary beneficiary of each VIE.  The assets of our TRSs were $38,678 and $26,559 as of June 30, 2016 and December 31, 2015, respectively, and consist primarily of amounts due from, and working capital advances to, certain of their hotel managers.  The liabilities of our TRSs were $91,378 and $68,921 as of June 30, 2016 and December 31, 2015, respectively, and consist primarily of security deposits they hold from and amounts payable to certain of their hotel managers.  The assets of our TRSs are available to satisfy our TRSs’ obligations and we have guaranteed certain obligations of our TRSs.

Note 2.  New Accounting Pronouncements

On January 1, 2016, we adopted the FASB Accounting Standards Update, or ASU, No. 2015-02, Consolidation. Among other things, this update changed how an entity determines the primary beneficiary of a VIE. The implementation of this update did not have an impact on our condensed consolidated financial statements.

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

On January 1, 2016, we adopted FASB ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement period adjustments retrospectively. Instead, acquirers must recognize measurement period adjustments during the period in which

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

(Unaudited)

they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The implementation of this update did not have an impact on our condensed consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. This update is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted subject to certain conditions. Currently, changes in fair value of these investments are recorded through other comprehensive income. Under this ASU, these changes will be recorded through earnings. We are continuing to evaluate this guidance, but we expect the implementation of this guidance will affect how changes in the fair value of available for sale equity investments we hold are presented in our condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. ASU No. 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently assessing the potential impact the adoption of ASU No. 2016-02 will have on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, which identifies areas for simplification involving several aspects of accounting for share based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU No. 2016-09 is effective for reporting periods beginning after December 15, 2016.  We are currently assessing the potential impact that the adoption of ASU No. 2016-09 will have on our condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 will become effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently assessing the potential impact that adoption of ASU No. 2016-13 will have on our condensed consolidated financial statements.

Note 3.  Revenue Recognition

We report hotel operating revenues for managed hotels in our condensed consolidated statements of comprehensive income. We generally recognize hotel operating revenues, consisting primarily of room and food and beverage sales, when goods and services are provided.

We recognize rental income from operating leases on a straight line basis over the term of the lease agreements except for one lease in which there is uncertainty regarding the collection of scheduled future rent increases.  Rental income includes $3,693 and $7,445 for the three and six months ended June 30, 2016, respectively, and $1,511 and $2,056 for the three and six months ended June 30, 2015, respectively, of adjustments necessary to record scheduled rent increases under certain of our leases, the deferred rent obligations payable to us under our leases with TravelCenters of America LLC, or TA,

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

(Unaudited)

and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks on a straight line basis.  See Note 10 for further information regarding our TA leases.  Due from related persons includes $36,351 and $29,122 and other assets, includes $2,056 and $1,841 of straight line rent receivables at June 30, 2016 and December 31, 2015, respectively.

We determine percentage rent due to us under our leases annually and recognize it when all contingencies have been met and the rent is earned. We had deferred estimated percentage rent of $279 and $529 for the three and six months ended June 30, 2016, respectively.  We had no deferred estimated percentage rent for the three and six months ended June 30, 2015.  In connection with our June 2015 lease modification with TA, we recorded $2,048 of percentage rent during the three months ended June 30, 2015 because the amount was no longer contingent. See Note 10 for further information regarding our TA leases.

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

Note 4.  Weighted Average Common Shares

The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Weighted average common shares for basic earnings per share	151,408	150,260	151,405	150,028
Effect of dilutive securities:
Contingently issuable common shares	-	-	-	542
Unvested share awards	34	32	23	24
Weighted average common shares for diluted earnings per share	151,442	150,292	151,428	150,594

Note 5.  Shareholders’ Equity

Distributions

On each of January 15, 2016, April 15, 2016 and July 15, 2016, we paid a $0.4453 per share distribution, or $5,166, to our Series D preferred shareholders.

On February 23, 2016, we paid a regular quarterly distribution to common shareholders of record on January 22, 2016 of $0.50 per share, or $75,774. On May 19, 2016, we paid a regular quarterly distribution to common shareholders of record on April 25, 2016 of $0.51 per share, or $77,289.  On July 12, 2016, we declared a regular quarterly distribution payable to common shareholders of record on July 22, 2016 of $0.51 per share, or $77,295.  We expect to pay this amount on or about August 18, 2016.

Share Issuance

On May 25, 2016, we granted 2,500 of our common shares, valued at $25.50 per share, the closing price of our common shares on the New York Stock Exchange on that day, to each of our five Trustees as part of their annual compensation.

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

Note 6.  Indebtedness

Our principal debt obligations at June 30, 2016 were: (1) our $232,000 of outstanding borrowings under our $1,000,000 unsecured revolving credit facility; (2) our $400,000 unsecured term loan; (3) an aggregate outstanding principal amount of $2,900,000 of public issuances of unsecured senior notes; and (4) our public issuance of $8,478 outstanding principal amount of convertible senior unsecured notes.

Our $1,000,000 revolving credit facility is available for general business purposes, including acquisitions.  The maturity date of our revolving credit facility is July 15, 2018 and, subject to our payment of an extension fee and meeting other conditions, we have the option to extend the stated maturity date of our revolving credit facility by one year to July 15, 2019. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. We are required to pay interest on borrowings under our revolving credit facility at an annual rate of LIBOR plus a premium, which was 110 basis points as of June 30, 2016. We also pay a facility fee on the total amount of lending commitments, which was 20 basis points per annum at June 30, 2016 under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings.  As of June 30, 2016, the annual interest rate for the amount outstanding under our revolving credit facility was 1.56%. The weighted average annual interest rate for borrowings under our revolving credit facility was 1.54% for both the three and six months ended June 30, 2016 and 1.28% for both the three and six months ended June 30, 2015.  As of June 30, 2016 and August 8, 2016, we had $232,000 and $167,000 outstanding under our revolving credit facility, respectively.

Our $400,000 term loan, which matures on April 15, 2019, is prepayable without penalty at any time.  We are required to pay interest on the amounts under our term loan at a rate of LIBOR plus a premium, which was 120 basis points as of June 30, 2016.  The interest rate premium is subject to adjustment based on changes to our credit ratings.  As of June 30, 2016, the annual interest rate for the amount outstanding under our term loan was 1.66%. The weighted average annual interest rate for borrowings under our term loan was 1.64% and 1.63% for the three and six months ended June 30, 2016, respectively, and 1.38% for both the three and six months ended June 30, 2015.

Our credit agreement for our revolving credit facility and term loan also includes a feature under which maximum aggregate borrowings may be increased up to $2,300,000 on a combined basis in certain circumstances.  Our credit agreement for our revolving credit facility and term loan and our notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business manager. Our credit agreement for our revolving credit facility and term loan and our senior notes indentures and their supplements also contain a number of covenants, including covenants that restrict our ability to incur debts or to make distributions under certain circumstances and generally require us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of our credit agreement for our revolving credit facility and term loan and our senior notes indentures and their supplements at June 30, 2016.

On February 3, 2016, we issued $750,000 aggregate principal amount of senior notes in public offerings, which included $400,000 aggregate principal amount of 4.25% senior notes due 2021 and $350,000 aggregate principal amount 5.25% senior notes due 2026.  Net proceeds from these offerings were $731,506 after original issue discounts and offering expenses.

On March 11, 2016, we redeemed at par all of our outstanding 6.30% senior notes due 2016 for $275,000 and unpaid interest (an aggregate of $279,139). As a result of the redemption, we recorded a loss on early extinguishment of debt of $70 in the six months ended June 30, 2016, which represented the unamortized discounts and issuance costs of these notes.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

(Unaudited)

Note 7.  Real Estate Properties

At June 30, 2016, we owned 305 hotels and 197 travel centers, which are operated under 14 agreements.

During the six months ended June 30, 2016, we funded $88,085 for improvements to certain of our properties which, pursuant to the terms of our management and lease agreements with our hotel managers and tenants, resulted in increases in our contractual annual minimum returns and rents of $6,805.  See Notes 10 and 11 for further information about our management and lease agreements and our fundings of improvements to certain of our properties.

During the six months ended June 30, 2016, we acquired three hotels and four travel centers.  Our allocation of the purchase price of these acquisitions based on the estimated fair value of the acquired assets is presented in the table below.  The allocations of purchase prices are based on preliminary estimates and may change upon completion of third party appraisals.

Acquisition Date	Location	Purchase Price (1)	Land	Land Improvements	Building and Improvements	Furniture, Fixtures and Equipment
2/1/2016	Various (2) (3)	$12,000	$1,953	$654	$8,153	$1,240
3/16/2016	Portland, OR (2) (4)	114,000	5,657	3	100,535	7,805
3/31/2016	Hillsboro, TX (5)	19,683	4,834	4,196	10,653	-
6/22/2016	Various (6)	23,876	3,170	9,280	11,426	-
6/30/2016	Wilmington, IL (7)	22,297	6,523	3,364	12,410	-
		$191,856	$22,137	$17,497	$143,177	$9,045

(1)	Excludes acquisition related costs.
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

(4)

On March 16, 2016, we acquired the Kimpton Hotel Monaco, a full service lifestyle hotel with 221 rooms located in Portland, OR, for a purchase price of $114,000.  We added this hotel to our agreement with InterContinental Hotels Group, plc, or InterContinental.  See Note 11 for further information regarding our InterContinental agreement.

(5)

On March 31, 2016, we acquired a newly developed travel center located in Hillsboro, TX for $19,683.  We added this TA branded travel center to our TA No. 4 lease. See Notes 10 and 11 for further information regarding this transaction and our TA leases.  We accounted for this transaction as an asset acquisition.

(6)

On June 22, 2016, we acquired two travel centers located in Remington, IN and Brazil, IN for an aggregate purchase price of $23,876.  We added these Petro Stopping Centers® branded travel centers to our TA No. 1 and No. 3 leases, respectively. See Notes 10 and 11 for further information regarding these transactions and our TA leases.  We accounted for these transactions as asset acquisitions.

(7)

On June 30, 2016, we acquired a newly developed travel center located in Wilmington, IL for $22,297.  We added this Petro Stopping Centers® branded travel center to our TA No. 2 lease. See Notes 10 and 11 for further information regarding this transaction and our TA leases.  We accounted for this transaction as an asset acquisition.

On July 29, 2016, we entered into an agreement to acquire a full service hotel with 236 rooms located in Milpitas, CA for a purchase price of $52,000, excluding acquisition related costs.  We currently expect to complete this acquisition during the fourth quarter of 2016. This acquisition is subject to completion of diligence and other closing conditions; accordingly, we can provide no assurance that we will acquire this property or that its acquisition will not be delayed or the terms of the acquisition will not change. Upon acquisition of this hotel, we intend to rebrand this hotel as a Sonesta hotel, to enter into a hotel management agreement with Sonesta for this property on terms consistent with our other Sonesta hotel

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

(Unaudited)

management agreements and to add that management agreement to our Sonesta agreement. See Notes 10 and 11 for further information regarding our Sonesta agreement.

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

During the three and six months ended June 30, 2016, we recognized income tax expense of $2,160 and $2,535, respectively, which includes $1,570 and $1,602, respectively, of foreign taxes, $39 and $92, respectively, of federal taxes and $551 and $841, respectively, of state taxes.  During the three and six months ended June 30, 2015, we recognized income tax expense of $640, and $931, respectively, which includes $51 and $75, respectively, of foreign taxes and $589 and $856, respectively, of state taxes.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

(Unaudited)

Note 9.  Segment Information

We operate in two reportable business segments: hotel investments and travel center investments.

	For the Three Months Ended June 30, 2016
	Hotels	Travel Centers	Corporate	Consolidated
Revenues:
Hotel operating revenues	$471,910	$-	$-	$471,910
Rental income	8,326	68,967	-	77,293
FF&E reserve income	1,096	-	-	1,096
Total revenues	481,332	68,967	-	550,299

Expenses:
Hotel operating expenses	324,922	-	-	324,922
Depreciation and amortization	56,004	32,778	-	88,782
General and administrative	-	-	37,365	37,365
Acquisition related costs	117	-	-	117
Total expenses	381,043	32,778	37,365	451,186

Operating income (loss)	100,289	36,189	(37,365)	99,113

Dividend income	-	-	749	749
Interest income	-	-	40	40
Interest expense	-	-	(41,698)	(41,698)
Income (loss) before income taxes and equity in earnings of an investee	100,289	36,189	(78,274)	58,204
Income tax expense	-	-	(2,160)	(2,160)
Equity in earnings of an investee	-	-	17	17
Net income (loss)	$100,289	$36,189	$(80,417)	$56,061

	For the Six Months Ended June 30, 2016
	Hotels	Travel Centers	Corporate	Consolidated
Revenues:
Hotel operating revenues	$868,413	$-	$-	$868,413
Rental income	16,468	137,084	-	153,552
FF&E reserve income	2,452	-	-	2,452
Total revenues	887,333	137,084	-	1,024,417

Expenses:
Hotel operating expenses	601,227	-	-	601,227
Depreciation and amortization	111,088	64,965	-	176,053
General and administrative	-	-	53,388	53,388
Acquisition related costs	613	-	116	729
Total expenses	712,928	64,965	53,504	831,397

Operating income (loss)	174,405	72,119	(53,504)	193,020

Dividend income	-	-	749	749
Interest income	-	-	138	138
Interest expense	-	-	(83,284)	(83,284)
Loss on early extinguishment of debt	-	-	(70)	(70)
Income (loss) before income taxes and equity in earnings of an investee	174,405	72,119	(135,971)	110,553
Income tax expense	-	-	(2,535)	(2,535)
Equity in earnings of an investee	-	-	94	94
Net income (loss)	$174,405	$72,119	$(138,412)	$108,112

	As of June 30, 2016
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$3,999,281	$2,500,414	$109,640	$6,609,335

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

(Unaudited)

	For the Three Months Ended June 30, 2015
	Hotels	Travel Centers	Corporate	Consolidated
Revenues:
Hotel operating revenues	$436,977	$-	$-	$436,977
Rental income	8,179	60,884	-	69,063
FF&E reserve income	1,026	-	-	1,026
Total revenues	446,182	60,884	-	507,066

Expenses:
Hotel operating expenses	304,428	-	-	304,428
Depreciation and amortization	52,924	27,658	-	80,582
General and administrative	-	-	12,685	12,685
Acquisition related costs	797	-	-	797
Total expenses	358,149	27,658	12,685	398,492

Operating income (loss)	88,033	33,226	(12,685)	108,574

Interest income	-	-	10	10
Interest expense	-	-	(35,836)	(35,836)
Income (loss) before income taxes, equity in earnings of an investee and gain on sale of real estate	88,033	33,226	(48,511)	72,748
Income tax expense	-	-	(640)	(640)
Equity in earnings of an investee	-	-	23	23
Income (loss) before gain on sale of real estate	88,033	33,226	(49,128)	72,131
Gain on sale of real estate	-	11,015	-	11,015
Net income (loss)	$88,033	$44,241	$(49,128)	$83,146

	For the Six Months Ended June 30, 2015
	Hotels	Travel Centers	Corporate	Consolidated
Revenues:
Hotel operating revenues	$806,573	$-	$-	$806,573
Rental income	16,140	117,674	-	133,814
FF&E reserve income	2,191	-	-	2,191
Total revenues	824,904	117,674	-	942,578

Expenses:
Hotel operating expenses	562,086	-	-	562,086
Depreciation and amortization	105,321	54,230	-	159,551
General and administrative	-	-	33,989	33,989
Acquisition related costs	1,135	-	-	1,135
Total expenses	668,542	54,230	33,989	756,761

Operating income (loss)	156,362	63,444	(33,989)	185,817

Interest income	-	-	21	21
Interest expense	-	-	(71,290)	(71,290)
Income (loss) before income taxes, equity in earnings of an investee and gain on sale of real estate	156,362	63,444	(105,258)	114,548
Income tax expense	-	-	(931)	(931)
Equity in earnings of an investee	-	-	95	95
Income (loss) before gain on sale of real estate	156,362	63,444	(106,094)	113,712
Gain on sale of real estate	-	11,015	-	11,015
Net income (loss)	$156,362	$74,459	$(106,094)	$124,727

	As of December 31, 2015
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$3,892,316	$2,440,393	$62,088	$6,394,797

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

TA:  TA was our 100% owned subsidiary until we distributed its common shares to our shareholders in 2007.  TA is our largest tenant and property operator, leasing 36% of our gross carrying value of real estate properties as of June 30, 2016. We are TA’s largest shareholder.  As of June 30, 2016, we owned 3,420,000 of TA’s common shares, representing approximately 8.8% of TA’s outstanding common shares.

Our investment in TA shares, which is included in other assets in our condensed consolidated balance sheets, is recorded at fair value with the related unrealized gain (loss) included in cumulative other comprehensive income (loss) in our condensed consolidated balance sheets. We recognize the increase or decrease in the fair value of our TA shares each reporting period as unrealized gain (loss) on investment securities, which is a component of other comprehensive income (loss) in our condensed consolidated statements of comprehensive income. See Note 12 for further information regarding our investment in TA.

On June 1, 2015, we entered a transaction agreement with TA, or the Transaction Agreement, pursuant to which, among other things, we agreed to purchase from TA five travel centers upon the completion of their development at a purchase price equal to their development costs, including the cost of the land, and we agreed to leaseback these development properties to TA under our TA leases.

On March 31, 2016, we purchased from TA one of these development properties for $19,683, and we and TA amended our TA No. 4 agreement to add this property.  Our annual minimum rent under our TA No. 4 agreement increased by $1,673 as a result of the completion of this purchase and leaseback.

On June 22, 2016, we entered a First Amendment to Transaction Agreement with TA to, among other things, replace one of the development properties that we had agreed to purchase from and leaseback to TA with two existing travel centers owned by TA, and amend our TA leases, including amending our TA No. 5 agreement to extend its term to 2032.  On June 22, 2016, we purchased these two travel centers from TA for an aggregate of $23,876 and we and TA amended our TA No. 1 agreement and TA No. 3 agreement to add these properties.  Our minimum annual rent under our TA No. 1 and TA No. 3 agreements increased by $1,121 and $908, respectively, as a result of the completion of these purchases and leasebacks.

On June 30, 2016, in connection with the Transaction Agreement, as amended, we purchased one of the development properties from TA for $22,297, and we and TA amended our TA No. 2 agreement to add this property.  The annual minimum rent under our TA No. 2 agreement increased by $1,895 as a result of the completion of this purchase and leaseback.

Because of the relationships between us and TA, the terms of the Transaction Agreement, and the First Amendment to Transaction Agreement described above were negotiated and approved by special committees of our Board of Trustees and the TA board of directors composed of our Independent Trustees and TA’s independent directors who are not also trustees or directors of the other party, which committees were represented by separate counsel.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

(Unaudited)

As of June 30, 2016, we leased to TA a total of 197 travel centers.  As of June 30, 2016, the number of travel centers leased, the terms, the annual minimum rents and the deferred rent balances under each of our TA leases were as follows:

	Number of Travel Centers	Initial Term End (1)	Minimum Annual Rent as of June 30, 2016 (2)	Deferred Rent (3)
TA No. 1 Lease	40	December 31, 2029	$50,651	$27,421
TA No. 2 Lease	39	December 31, 2028	49,817	29,107
TA No. 3 Lease	39	December 31, 2026	52,130	29,324
TA No. 4 Lease	39	December 31, 2030	49,274	21,233
TA No. 5 Lease	40	June 30, 2032	66,129	42,915
	197		$268,001	$150,000

(1)	TA has two renewal options of 15 years each under each of our TA leases.
(2)	Deferred rent for the TA Nos. 1, 2, 3 and 4 leases is due and payable on the respective initial term end dates noted above.
(3)	Deferred rent for the TA Lease No. 5 is due and payable on June 30, 2024. Deferred rent is subject to acceleration at our option upon an uncured default by, or a change in control of, TA.

We recognized rental income from TA of $68,967 and $60,884 for the three months ended June 30, 2016 and 2015, respectively, and $137,084 and $117,674 for the six months ended June 30, 2016 and 2015, respectively.  Rental income for the three months ended June 30, 2016 and 2015 includes $3,585 and $1,390, respectively, and the six months ended June 30, 2016 and 2015 includes $7,229 and $1,805, respectively, of adjustments necessary to record the deferred rent obligations under our TA leases and the estimated future payment to us by TA for the cost of removing underground storage tanks on a straight line basis.  As of June 30, 2016 and December 31, 2015, we had receivables for current rent amounts owed to us by TA and straight line rent adjustments of $58,597 and $40,988, respectively.  These amounts are included in due from related persons on our condensed consolidated balance sheets.

We funded $55,059 and $40,415 of qualifying capital improvements for the six months ended June 30, 2016 and 2015, respectively, under our TA leases, and, as a result, TA’s annual minimum rent payable to us increased by $4,680 and $3,435, respectively.

We determine percentage rent due under our TA leases annually and recognize any resulting amount as rental income when all contingencies are met.  We had aggregate deferred percentage rent under our TA leases of $279 for the three months ended June 30, 2016 and $529 for the six months ended June 30, 2016, which amounts are net of any waived amounts.  In connection with the June 2015 lease modification with TA, we recorded $2,048 of percentage rent during the three months ended June 30, 2015 because this amount was no longer contingent.  We waived $61 and $289 of percentage rent for the three months ended June 30, 2016 and 2015, respectively, and $372 and $548 for the six months ended June 30, 2016 and 2015, respectively.  As of June 30, 2016, we have cumulatively waived all of the $2,500 of percentage rent we previously agreed to waive.

RMR LLC:  Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $34,825 and $9,461 for the three months ended June 30, 2016 and 2015, respectively, and $48,605 and $28,449 for the six months ended June 30, 2016 and 2015, respectively.  The business management fees for the three and six months ended June 30, 2016 include estimated 2016 incentive fees of $25,920 and $31,236, respectively, based on our common share total return as of June 30, 2016.  The actual amount of incentive fees payable to RMR LLC for 2016, if any, will be based on our common share total return for the three year period ending December 31, 2016, and will be payable in 2017.  The net business management fees we recognized for the three and six months ended June 30, 2015 included a reversal of $205 for the three months ended June 30, 2015 and an expense of $8,822 for the six months ended June 30, 2015 regarding then estimated 2015 incentive fees; in January 2016, we paid RMR LLC an incentive fee of $62,263 for 2015.  The net business management fees we recognized for the 2016 and 2015 periods are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

(Unaudited)

In accordance with the terms of our business management agreement, we issued 63,119 of our common shares to RMR LLC for the period from January 1, 2015 through May 31, 2015 as payment for a part of the business management fee we recognized for that period.  Beginning June 1, 2015, all management fees under our business management agreement are paid in cash.

Pursuant to our property management agreement with RMR LLC, we recognized property management fees of $11 and $7 for the three months ended June 30, 2016 and 2015, respectively, and $25 and $16 for the six months ended June 30, 2016 and 2015, respectively.  These fees are payable to RMR LLC in connection with the management of the office building component of one of our hotels. These amounts are included in hotel operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf. We reimbursed RMR LLC $46 and $31 for property management related expenses related to the office building component of one of our hotels for the three months ended June 30, 2016 and 2015, respectively, and $84 and $66 for the six months ended June 30, 2016 and 2015, respectively.  These amounts are included in hotel operating expenses in our condensed consolidated statements of comprehensive income.

We have historically awarded share grants to certain RMR LLC employees under our equity compensation plans.  In addition, under our business management agreement we reimburse RMR LLC for our allocable costs for internal audit services.  The amounts recognized as expense for share grants to RMR LLC employees and internal audit costs were $618 and $327 for the three months ended June 30, 2016 and 2015, respectively, and $1,107 and $1,125 for the six months ended June 30, 2016 and 2015, respectively.  These amounts are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.

We lease office space to RMR LLC in the office building component of our hotel in Baltimore, MD.  Pursuant to our lease agreement with RMR LLC, we recognized rental income from RMR LLC for leased office space of $9 and $17 for the three and six months ended June 30, 2016 and 2015, respectively.

RMR Inc.:  In connection with our June 2015 acquisition of shares of class A common stock of RMR Inc., we recorded a liability for the amount by which the estimated fair value of these shares exceeded the price we paid for these shares.  This liability is included in accounts payable and other liabilities in our condensed consolidated balance sheets.  A part of this liability is being amortized on a straight line basis through December 31, 2035 as an allocated reduction to our business management fee expense.  We amortized $896 and $1,793 of this liability, respectively, for the three and six months ended June 30, 2016, and $231 of this liability for both the three and six months ended June 30, 2015.  These amounts are included in the net business management fee amounts for such periods.  As of June 30, 2016, the remaining unamortized amount of this liability was $69,969.

As of June 30, 2016, we owned 2,503,777 shares of class A common stock of RMR Inc.  We receive dividends on our RMR Inc. class A common shares as declared and paid by RMR Inc. to all holders of its class A common shares.  We received a dividend of $749 on our RMR Inc. class A common shares during the three months ended June 30, 2016, which was for the period from December 14, 2015 through March 31, 2016.  Since then, we have not yet received any other dividends on our RMR Inc. class A common shares.  On July 12, 2016, RMR Inc. declared a regular quarterly dividend of $0.25 per class A common share payable to shareholders of record on July 22, 2016.  RMR Inc. has stated that it expects to pay this dividend on or about August 18, 2016.

Our investment in RMR Inc. shares, which is included in other assets in our condensed consolidated balance sheets is recorded at fair value with the related unrealized gain (loss) included in cumulative other comprehensive income (loss) in our condensed consolidated balance sheets. We recognize the increase or decrease in the fair value of our RMR Inc. shares each reporting period as unrealized gain (loss) on investment securities, which is a component of other comprehensive income (loss) in our condensed consolidated statements of comprehensive income. See Note 12 for further information on our investment in RMR Inc.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

(Unaudited)

Sonesta:  Sonesta is owned by our Managing Trustees.  As of June 30, 2016, Sonesta managed 33 of our hotels pursuant to management and pooling agreements.

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

Pursuant to our Sonesta agreement, we incurred management, system, reservation fees and reimbursement of certain guest loyalty, marketing program and third party reservation transmission fees from Sonesta of $6,995 and $5,887 for the three months ended June 30, 2016 and 2015, respectively, and $12,295 and $10,401 for the six months ended June 30, 2016 and 2015, respectively.  In addition, we incurred procurement and construction supervision fees from Sonesta of $581 and $323 for the three months ended June 30, 2016 and 2015, respectively, and $924 and $676 for the six months ended June 30, 2016 and 2015, respectively.  These amounts are included in hotel operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

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

On July 29, 2016, we entered into an agreement to acquire a full service hotel with 236 rooms located in Milpitas, CA for a purchase price of $52,000, excluding acquisition related costs.  We currently expect to complete this acquisition during the fourth quarter of 2016. This acquisition is subject to completion of diligence and other closing conditions; accordingly, we can provide no assurance that we will acquire this property or that its acquisition will not be delayed or the terms of the acquisition will not change. Upon acquisition of this hotel, we intend to rebrand the hotel as a Sonesta hotel, to enter into a hotel management agreement with Sonesta for this property on terms consistent with our other applicable hotel management agreements with Sonesta and to add that management agreement to our Sonesta agreement.

AIC:  We and six other companies to which RMR LLC provides management services each own AIC in equal amounts.  We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC.  We currently expect to pay aggregate annual premiums, including taxes and fees, of approximately $3,958 in connection with this insurance program for the policy year ending June 30, 2017, which amount may be adjusted from time to time as we acquire and dispose of properties that are included in this insurance program.

As of June 30, 2016 and December 31, 2015, our investment in AIC had a carrying value of $7,023 and $6,834, respectively.  These amounts are included in other assets in our condensed consolidated balance sheets.  We recognized income of $17 and $23 related to our investment in AIC for the three months ended June 30, 2016 and 2015, respectively, and $94 and $95 for the six months ended June 30, 2016 and 2015, respectively.  Our other comprehensive income includes our proportionate part of unrealized gains (losses) on securities which are owned by AIC of $43 and ($64) for the three months ended June 30, 2016 and 2015, respectively, and $95 and ($19) for the six months ended June 30, 2016 and 2015, respectively.

See Note 11 for additional information about our agreements with TA and Sonesta.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

(Unaudited)

Note 11. Hotel Management Agreements and Leases

As of June 30, 2016, 302 of our hotels are leased to our TRSs and managed by independent hotel operating companies and three of our hotels are leased to third parties.

Marriott No. 1 agreement. Our management agreement with Marriott International, Inc., or Marriott, for 53 hotels provides that as of June 30, 2016 we are to be paid an annual minimum return of $68,472 to the extent that gross revenues of the hotels, after payment of hotel operating expenses and funding of the FF&E reserve, are sufficient to do so.  We do not have any security deposits or guarantees for our minimum returns from the 53 hotels included in our Marriott No. 1 agreement.  Accordingly, the minimum returns we receive from these hotels managed by Marriott are limited to available hotel cash flows after payment of operating expenses and funding of the FF&E reserve. Marriott’s base and incentive management fees are only earned after we receive our minimum returns.  We realized minimum returns of $17,108 and $17,027 during the three months ended June 30, 2016 and 2015, respectively, and minimum returns of $34,201 and $34,033 during the six months ended June 30, 2016 and 2015, respectively, under this agreement. We also realized additional returns of $5,410 and $6,249 during the three and six months ended June 30, 2016, respectively, which represents our share of hotel cash flows in excess of the minimum returns due to us for the period.  We did not realize any additional returns during the three and six months ended June 30, 2015.

We funded $1,156 for capital improvements at certain of the hotels included in our Marriott No. 1 agreement during the six months ended June 30, 2016. We currently expect to fund $1,500 for capital improvements during the remainder of 2016 under this agreement. As we fund these improvements, the annual minimum returns payable to us increase by 10% of the amounts funded.

Marriott No. 234 agreement.  Our management agreement with Marriott for 68 hotels provides that as of June 30, 2016 we are to be paid an annual minimum return of $106,243.  We realized minimum returns of $26,561 and $28,026 during the three months ended June 30, 2016 and 2015, respectively, and minimum returns of $53,121 and $53,032 during the six months ended June 30, 2016 and 2015, respectively, under this agreement. Pursuant to our Marriott No. 234 agreement, Marriott has provided us with a security deposit to cover minimum return payment shortfalls, if any.  Under this agreement, this security deposit may be replenished and increased up to $64,700 from the hotel cash flows in excess of the minimum returns due to us and certain management fees. Marriott’s base and incentive management fees are only earned after we receive our minimum returns. During the six months ended June 30, 2016, our available security deposit was replenished by $6,979 from the hotel cash flows in excess of the minimum returns due to us for the period.  The available balance of this deposit was $13,230 as of June 30, 2016.  Pursuant to our Marriott No. 234 agreement, Marriott has also provided us with a limited guarantee which expires in 2019 for shortfalls up to 90% of our minimum returns, if and after the available security deposit has been depleted. The available balance of the guarantee was $30,672 as of June 30, 2016.

We did not make any fundings for capital improvements to our Marriott No. 234 hotels during the six months ended June 30, 2016. We currently expect to fund $9,000 for capital improvements to certain hotels under our Marriott No. 234 agreement during the remainder of 2016. As we fund these improvements, the annual minimum returns payable to us increase by 9% of the amounts funded.

Marriott No. 5 agreement. We lease one hotel in Kauai, HI to Marriott.  This lease is guaranteed by Marriott and we realized $2,529 of rent for this hotel during each of the three months ended June 30, 2016 and 2015, and $5,058 of rent during each of the six months ended June 30, 2016 and 2015.  The guarantee provided by Marriott with respect to this leased hotel is unlimited.

InterContinental agreement. Our management agreement with InterContinental for 94 hotels provides that as of June 30, 2016, we are to be paid annual minimum returns and rents of $160,338.  We realized minimum returns and rents of $40,084 and $36,702 during the three months ended June 30, 2016 and 2015, respectively, and minimum returns and rents of $78,288 and $72,016 during the six months ended June 30, 2016 and 2015, respectively, under this agreement.  We also realized additional returns of $3,575 and $3,904 under this agreement during the three and six months ended June 30, 2016,

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

(Unaudited)

respectively, from the hotel cash flows in excess of our minimum returns and rents due for the period.  We realized additional returns of $3,177 under this agreement during the three and six months ended June 30, 2015.

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

During the six months ended June 30, 2016, the available security deposit was replenished by $7,712 from the hotels’ cash flows in excess of the minimum payments due to us for the period.  The available balance of this security deposit was $63,928 as of June 30, 2016.

We did not make any fundings for capital improvements to our InterContinental hotels during the six months ended June 30, 2016. We currently expect to fund $17,500 for capital improvements to certain hotels under our InterContinental agreement during the remainder of 2016. As we fund these improvements, the annual minimum returns and rents payable to us increase by 8% of the amounts funded.

Sonesta agreement. Our Sonesta agreement provides that we are to be paid an annual minimum return ($85,206 as of June 30, 2016) equal to 8% of our invested capital, as defined in the agreement, to the extent that gross revenues of the hotels, after payment of hotel operating expenses, including certain management fees to Sonesta, are sufficient to do so.  We do not have a security deposit or guarantee for our hotels managed by Sonesta.  Accordingly, the returns we currently receive from hotels managed by Sonesta are limited to available hotel cash flows after payment of operating expenses. Sonesta’s incentive management fees, but not its other fees, are only earned after we receive our minimum returns. We realized returns of $23,380 and $18,738 during the three months ended June 30, 2016 and 2015, respectively, and returns of $32,146 and $26,799 during the six months ended June 30, 2016 and 2015, respectively, under this agreement.

Our Sonesta agreement does not require FF&E escrow deposits and we are required to fund capital expenditures made at our Sonesta hotels.  We funded $30,419 for renovations and other capital improvements to hotels included in our Sonesta agreement during the six months ended June 30, 2016.  We currently expect to fund $37,454 for renovations and other capital improvements during the remainder of 2016 under this agreement.  The annual minimum returns due to us under the Sonesta agreement increase by 8% of the amounts funded in excess of threshold amounts, as defined therein. See Note 10 for further information regarding our relationship with Sonesta.

Wyndham agreements. Our management agreement with Wyndham Hotel Group, or Wyndham, for 22 hotels provides that as of June 30, 2016, we are to be paid annual minimum returns of $26,712.  We realized returns of $6,668 and $6,576 during the three months ended June 30, 2016 and 2015, respectively, and returns of $13,322 and $13,107 during the six months ended June 30, 2016 and 2015, respectively, under this agreement. Pursuant to our Wyndham agreement, Wyndham has provided us with a guarantee, which is limited to $35,656 ($2,242 remaining at June 30, 2016), subject to an annual payment limit of $17,828 and expires on July 28, 2020. During the six months ended June 30, 2016, Wyndham made $1,766 of guaranty payments to us.

We also lease 48 vacation units in one of our hotels to Wyndham Vacation Resorts, Inc., a subsidiary of Wyndham, or Wyndham Vacation, which requires annual minimum rents to us of $1,366.  The guarantee provided by Wyndham with respect to the lease with Wyndham Vacation for part of one hotel is unlimited.  We realized rents of $341 and $332 during the three months ended June 30, 2016 and 2015, respectively, and rents of $683 and $663 during the six months ended June 30, 2016 and 2015, respectively, under our Wyndham agreements.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

(Unaudited)

Under our Wyndham agreement, the FF&E reserve funding required for all hotels included in the agreement is subject to available cash flow after payment of our minimum return.  The reserve amount is 4% of total hotel sales in 2016 and increases to 5% of total hotel sales in 2017 through the end of the agreement term in 2038.  No FF&E escrow deposits were made during the six months ended June 30, 2016 due to insufficient available cash flow generated at these hotels.

We funded $1,277 for capital improvements to certain hotels included in our Wyndham agreement during the six months ended June 30, 2016.  We currently expect to fund $3,150 for capital improvements to certain hotels during the remainder of 2016 under this agreement.  As we fund these improvements, the annual minimum returns payable to us increase by 8% of the amounts funded.

TA agreements.    Our 197 owned travel centers are leased to and operated by a subsidiary of TA under five agreements.  Our TA Nos. 1 and 5 leases for 40 travel centers each expire in 2029 and 2032, respectively, and have two 15 year renewal options. Our TA Nos. 2, 3 and 4 leases for 39 travel centers each expire in 2028, 2026 and 2030, respectively, and each have two 15 year renewal options. TA has guaranteed its subsidiary tenants’ obligations under these leases. Our travel center leases with TA do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non‑structural components. Under all of our TA leases, TA may request that we fund capital improvements to the leased facilities in return for minimum rent increases. TA is not obligated to request and we are not obligated to fund any such improvements. We funded $55,059 for capital improvements to our travel center properties during the six months ended June 30, 2016. We currently expect to fund approximately $58,000 for renovations and other capital improvements during the remainder of 2016. As we fund these improvements, the annual minimum rents payable to us increase by 8.5% of the amounts funded. See Note 10 for further information about our TA leases.

Other management agreement and lease matters. As of August 8, 2016, all payments due to us from our managers and tenants under our other operating agreements were current.  Minimum return and minimum rent payments due to us under some of these other hotel management agreements and leases are supported by guarantees.  The guarantee provided by Hyatt Hotels Corporation, or Hyatt, with respect to the 22 hotels managed by Hyatt is limited to $50,000 ($17,966 remaining at June 30, 2016).  The guarantee provided by Carlson Hotels Worldwide, or Carlson, with respect to the 11 hotels managed by Carlson is limited to $40,000 ($26,736 remaining at June 30, 2016).

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

Net operating results of our managed hotel portfolios exceeded the minimum returns due to us in both the three months ended June 30, 2016 and 2015.  Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $11,544 and $11,443 less than the minimum returns due to us for the six months ended June 30, 2016 and 2015, respectively.  When the managers of these hotels fund these shortfalls under the terms of our operating agreements or their guarantees, we reflect such fundings (including security deposit applications) in our condensed consolidated statements of comprehensive income as a reduction of hotel operating expenses. There was no reduction to hotel operating expenses in the three months ended June 30, 2016 and 2015, and reductions of $1,766 and $1,903 in the six months ended June 30, 2016 and 2015, respectively, as a result of such fundings. We had shortfalls at certain of our managed hotel portfolios not funded by the managers of these hotels under the terms of our operating agreements of $9,778 and $9,540 in the six months ended June 30, 2016 and 2015, respectively, which represent the unguaranteed portions of our minimum returns from Sonesta.

Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $43,440 and $35,092 more than the minimum returns due to us in the three months ended June 30, 2016 and 2015, respectively, and $46,918 and $37,611 more than the minimum returns due to us in the six months ended June 30, 2016 and 2015, respectively. Certain of

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

(Unaudited)

our guarantees and our security deposits may be replenished by future cash flows from the applicable hotel operations in excess of the minimum returns due to us pursuant to the terms of the respective operating agreements.  When our guarantees and our security deposits are replenished by cash flows from hotel operations, we reflect such replenishments in our condensed consolidated statements of comprehensive income as an increase to hotel operating expenses.  Hotel operating expenses were increased by $20,057 and $14,976 in the three months ended June 30, 2016 and 2015, respectively, and $19,968 and $16,189 in the six months ended June 30, 2016 and 2015, respectively, as a result of such replenishments.

Note 12.  Fair Value of Assets and Liabilities

The table below presents certain of our assets carried at fair value at June 30, 2016, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

		Fair Value at June 30, 2016 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Carrying Value at	Identical Assets	Observable Inputs	Unobservable Inputs
Description	June 30, 2016	(Level 1)	(Level 2)	(Level 3)
Investment in TA(1)	$27,907	$27,907	$-	$-
Investment in RMR Inc.(2)	$77,542	$77,542	$-	$-

(1)

Our 3,420,000 common shares of TA, which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs).  Our historical cost basis for these securities is $17,407 as of June 30, 2016.  The unrealized gain of $10,500 for these shares as of June 30, 2016 is included in cumulative other comprehensive income (loss) in our condensed consolidated balance sheets.

(2)

Our 2,503,777 shares of class A common stock of RMR Inc., which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs).  Our historical cost basis for these shares is $66,374 as of June 30, 2016.  The unrealized gain of $11,168 for these shares as of June 30, 2016 is included in cumulative other comprehensive income (loss) in our condensed consolidated balance sheets.

HOSPITALITY PROPERTIES TRUST

Notes to Condensed Consolidated Financial Statements

(dollars in thousands, except per share data)

(Unaudited)

In addition to the investment securities included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, revolving credit facility, term loan, senior notes and security deposits. At June 30, 2016 and December 31, 2015, the fair values of these additional financial instruments approximated their carrying values in our condensed consolidated balance sheets due to their short term nature or variable interest rates, except as follows:

	June 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Value (1)	Value	Value (1)	Value
Senior Unsecured Notes, due 2016 at 6.30%	$-	$-	$274,869	$275,813
Senior Unsecured Notes, due 2017 at 5.625%	299,757	307,914	299,576	311,181
Senior Unsecured Notes, due 2018 at 6.70%	349,104	365,932	348,821	370,438
Senior Unsecured Notes, due 2021 at 4.25%	393,337	415,890	-	-
Senior Unsecured Notes, due 2022 at 5.00%	492,581	539,840	491,974	515,760
Senior Unsecured Notes, due 2023 at 4.50%	297,988	307,034	297,845	295,709
Senior Unsecured Notes, due 2024 at 4.65%	346,876	357,968	346,674	346,010
Senior Unsecured Notes, due 2025 at 4.50%	344,024	352,889	343,680	338,426
Senior Unsecured Notes, due 2026 at 5.25%	339,133	369,436	-	-
Convertible Unsecured Senior Notes, due 2027 at 3.8%	8,478	8,651	8,478	8,697
Total financial liabilities	$2,871,278	$3,025,554	$2,411,917	$2,462,034

(1)	Carrying value includes unamortized discounts and certain issuance costs.

At June 30, 2016, we estimated the fair values of our senior notes using an average of the bid and ask price of our then outstanding issuances of senior notes (Level 2 inputs).  We estimated the fair value of our convertible senior notes using discounted cash flow analyses and currently prevailing market interest rates (Level 3 inputs) because no market quotes or other observable inputs for these notes were available at June 30, 2016 and December 31, 2015.

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

Overview (dollar amounts in thousands, except per share amounts)

Management agreements and leases.  At June 30, 2016, we owned 305 hotels operated under nine agreements; 302 of these hotels are leased by us to our wholly owned TRSs and managed by hotel operating companies and three are leased to hotel operating companies.  At June 30, 2016, our 197 owned travel centers are leased to TA under five agreements. Our condensed consolidated statements of comprehensive income include operating revenues and expenses of our managed hotels and rental income from our leased hotels and travel centers.

Many of our hotel operating agreements contain security features, such as guarantees and security deposits, which are intended to protect minimum returns and rents due to us in accordance with our agreements regardless of hotel performance. However, the effectiveness of various security features to provide us uninterrupted receipt of minimum returns and rents is not assured, especially if economic conditions generally decline for a prolonged period or if our hotel renovation activities described above do not result in improved operating results. Also, certain of the guarantees that we hold are limited in amount and duration and do not provide for payment of the entire amount of the applicable minimum returns. If our tenants, managers or guarantors do not earn or pay the minimum returns and rents due to us, our cash flows will decline and we may be unable to repay our debt, fund our debt service obligations, pay distributions to our shareholders or the amounts of our distributions may decline.

Hotel operations. During the three and six months ended June 30, 2016, the U.S. hotel industry generally realized improvements in average daily rate, or ADR, occupancy and revenue per available room, or RevPAR, when compared to the same periods in 2015.  During the three and six months ended June 30, 2016, our comparable hotels that we owned continuously since January 1, 2015 have produced year over year increases in ADR, occupancy and RevPAR in excess of the hotel industry generally that we believe are, in part, a result of recent renovations we made to our hotels.  However, we believe that certain of our hotels acquired since January 1, 2015 were negatively impacted by brand conversions and by the disruption and displacement caused by our renovation activities at those hotels during 2015 and the three and six months ended June 30, 2016.

For the three months ended June 30, 2016 compared to the same period in 2015 for our 292 comparable hotels that we owned continuously since April 1, 2015: ADR increased 3.0% to $126.64; occupancy increased 1.5 percentage points to 81.6%; and RevPAR increased 4.9% to $103.34.

For the three months ended June 30, 2016 compared to the same period in 2015 for our 305 hotels: ADR increased 2.8% to $126.77; occupancy increased 0.7 percentage points to 80.7%; and RevPAR increased 3.7% to $102.30.

For the six months ended June 30, 2016 compared to the same period in 2015 for our 291 comparable hotels that we owned continuously since January 1, 2015: ADR increased 3.4% to $125.78; occupancy increased 0.9 percentage points to 76.9%; and RevPAR increased 4.7% to $96.72.

For the six months ended June 30, 2016 compared to the same period in 2015 for our 305 hotels: ADR increased 3.1% to $125.55; occupancy remained the same at 76.0%; and RevPAR increased 3.1% to $95.42.

Additional details of our hotel operating agreements and agreements with TA are set forth in Notes 10 and 11 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the table and notes thereto on pages 34 through 36 below.

Results of Operations (dollar amounts in thousands, except per share amounts)

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

	For the Three Months Ended June 30,
			Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$471,910	$436,977	$34,933	8.0%
Rental income - hotels	8,326	8,179	147	1.8%
Rental income - travel centers	68,967	60,884	8,083	13.3%
Total rental income	77,293	69,063	8,230	11.9%
FF&E reserve income	1,096	1,026	70	6.8%

Expenses:
Hotel operating expenses	324,922	304,428	20,494	6.7%
Depreciation and amortization - hotels	56,004	52,924	3,080	5.8%
Depreciation and amortization - travel centers	32,778	27,658	5,120	18.5%
Total depreciation and amortization	88,782	80,582	8,200	10.2%
General and administrative	37,365	12,685	24,680	194.6%
Acquisition related costs	117	797	(680)	(85.3%)

Operating income	99,113	108,574	(9,461)	(8.7%)

Dividend income	749	-	749	n/m
Interest income	40	10	30	300.0%
Interest expense	(41,698)	(35,836)	(5,862)	16.4%
Income before income taxes, equity earnings of an investee and gain on sale of real estate	58,204	72,748	(14,544)	(20.0%)
Income tax expense	(2,160)	(640)	(1,520)	237.5%
Equity in earnings of an investee	17	23	(6)	(26.1%)
Income before gain on sale of real estate	56,061	72,131	(16,070)	(22.3%)
Gain on sale of real estate	-	11,015	(11,015)	n/m
Net income	56,061	83,146	(27,085)	(32.6%)
Preferred distributions	(5,166)	(5,166)	-	0.0%
Net income available for common shareholders	50,895	77,980	(27,085)	(34.7%)

Weighted average shares outstanding (basic)	151,408	150,260	1,148	0.8%
Weighted average shares outstanding (diluted)	151,442	150,292	1,150	0.8%

Net income available for common shareholders per common share (basic and diluted)	$0.34	$0.52	$(0.18)	(34.6%)

References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended June 30, 2016, compared to the three months ended June 30, 2015.

The increase in hotel operating revenues is a result of increased revenues at certain of our managed hotels due to increases in ADR and higher occupancies ($24,149) and the effects of our hotel acquisitions since April 1, 2015 ($12,834).  These increases were partially offset by the effect of decreased revenues at certain of our managed hotels as a result of lower occupancies compared to the 2015 period ($1,302) and decreased revenues at certain hotels undergoing renovations during all or part of the 2016 period primarily due to lower occupancies ($748).  Additional operating statistics of our hotels are included in the table on page 37.

The increase in rental income - hotels is primarily a result of contractual rent increases under certain of our hotel leases and increases in the minimum rents due to us as we funded improvements at certain of our leased hotels since April 1,

2015.  Rental income - hotels for the 2016 and 2015 periods includes $108 and $121, respectively, of adjustments to record rent on a straight line basis.

The increase in rental income - travel centers is primarily a result of our travel center acquisitions since April 1, 2015 ($4,927), increases in the minimum rents due to us from TA for improvements we purchased at certain of our travel centers since April 1, 2015 ($4,042), and an increase in straight line rent adjustments related to previously deferred rent amounts under our TA leases ($2,195), partially offset by a decrease in percentage rent ($2,048) and a decrease in rents related to our sale of five travel centers to TA in June 2015 ($1,033). Rental income - travel centers for the 2016 and 2015 periods includes $3,585 and $1,390, respectively, of adjustments necessary to record the deferred rent obligations payable to us under our TA leases and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks on a straight line basis.

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

The increase in hotel operating expenses was primarily caused by the effect of our acquisitions since April 1, 2015 ($12,978), an increase in the amount of guaranty replenishments under certain of our hotel management agreements ($5,080), increased wage and benefit costs, sales and marketing expenses and other operating costs at certain of our managed hotels resulting primarily from higher occupancies ($3,361), partially offset by operating expense decreases at certain managed hotels undergoing renovations during the 2015 period due to lower occupancies ($925).  Certain of our guarantees and our security deposits may be replenished by subsequent cash flows from the applicable hotel operations pursuant to the terms of the respective operating agreements.  When our guarantees and our security deposits are replenished by cash flows from hotel operations, we reflect such replenishments in our condensed consolidated statements of comprehensive income as an increase to hotel operating expenses.

The increase in depreciation and amortization - hotels is primarily due to the effect of our hotel acquisitions since April 1, 2015 ($2,852) and the depreciation and amortization of assets acquired with funds from our FF&E reserves or directly funded by us since April 1, 2015 ($2,190), partially offset by certain of our depreciable assets becoming fully depreciated since April 1, 2015 ($1,962).

The increase in depreciation and amortization - travel centers is due to the depreciation and amortization of travel center improvements we purchased since April 1, 2015 ($2,587) and our travel center acquisitions since April 1, 2015 ($2,571), partially offset by certain of our depreciable assets becoming fully depreciated since April 1, 2015 ($38).

The increase in general and administrative costs is primarily due to an increase in estimated business management incentive fees ($26,125), partially offset by the amortization of the liability we recorded in connection with our acquisition of RMR Inc. shares in June 2015 ($666) and lower professional services costs ($779).

Acquisition related costs represent legal and other costs incurred in connection with our acquisition activities.

The decrease in operating income is primarily due to the revenue and expense changes discussed above during the 2016 period compared to the 2015 period.

Dividend income represents dividends received from our investment in RMR Inc. during the 2016 period.

The increase in interest income is due to higher average cash balances during the 2016 period.

The increase in interest expense is due to higher average borrowings, partially offset by a lower weighted average interest rate in the 2016 period.

The increase in income tax expense is due primarily to higher foreign taxes in the 2016 period due to an increase in the amount of certain foreign sourced income subject to income taxes.

Equity in earnings of an investee represents our proportionate share of earnings of AIC.

We recorded an $11,015 gain on sale of real estate in the 2015 period in connection with the sale of five travel centers.

The decreases in net income, net income available for common shareholders and net income available for common shareholders per basic and diluted common share for the three months ended June 30, 2016, compared to the prior year, are primarily a result of the changes discussed above.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

	For the Six Months Ended June 30,
			Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$868,413	$806,573	$61,840	7.7%
Rental income - hotels	16,468	16,140	328	2.0%
Rental income - travel centers	137,084	117,674	19,410	16.5%
Total rental income	153,552	133,814	19,738	14.8%
FF&E reserve income	2,452	2,191	261	11.9%

Expenses:
Hotel operating expenses	601,227	562,086	39,141	7.0%
Depreciation and amortization - hotels	111,088	105,321	5,767	5.5%
Depreciation and amortization - travel centers	64,965	54,230	10,735	19.8%
Total depreciation and amortization	176,053	159,551	16,502	10.3%
General and administrative	53,388	33,989	19,399	57.1%
Acquisition related costs	729	1,135	(406)	(35.8%)

Operating income	193,020	185,817	7,203	3.9%

Dividend income	749	-	749	n/m
Interest income	138	21	117	557.1%
Interest expense	(83,284)	(71,290)	(11,994)	16.8%
Loss on extinguishment of debt	(70)	-	(70)	n/m
Income before income taxes, equity earnings of an investee and gain on sale of real estate	110,553	114,548	(3,995)	(3.5%)
Income tax expense	(2,535)	(931)	(1,604)	172.3%
Equity in earnings of an investee	94	95	(1)	(1.1%)
Income before gain on sale of real estate	108,112	113,712	(5,600)	(4.9%)
Gain on sale of real estate	-	11,015	(11,015)	n/m
Net income	108,112	124,727	(16,615)	(13.3%)
Preferred distributions	(10,332)	(10,332)	-	0.0%
Net income available for common shareholders	97,780	114,395	(16,615)	(14.5%)

Weighted average shares outstanding (basic)	151,405	150,028	1,377	0.9%
Weighted average shares outstanding (diluted)	151,428	150,594	834	0.6%

Net income available for common shareholders per common share (basic and diluted)	$0.65	$0.76	$(0.11)	(14.5%)

References to changes in the income and expense categories below relate to the comparison of consolidated results for the six months ended June 30, 2016, compared to the six months ended June 30, 2015.

The increase in hotel operating revenues is a result of increased revenues at certain of our managed hotels due to increases in ADR and higher occupancies ($53,502) and the effects of our hotel acquisitions since January 1, 2015 ($21,036), partially offset by decreased revenues at certain of our managed hotels as a result of lower occupancies compared to the 2015 period ($12,698).  Additional operating statistics of our hotels are included in the table on page 37.

The increase in rental income - hotels is primarily a result of contractual rent increases under certain of our hotel leases and increases in the minimum rents due to us as we funded improvements at certain of our leased hotels since January 1, 2015.  Rental income - hotels for the 2016 and 2015 periods includes $216 and $251, respectively, of adjustments to record rent on a straight line basis.

The increase in rental income - travel centers is primarily a result of increases in the minimum rents due to us from TA for improvements we purchased at certain of our travel centers since January 1, 2015 ($10,261), our travel center acquisitions since January 1, 2015 ($7,859) and an increase in straight line rent adjustments related to previously deferred rent amounts under our TA leases ($5,424), partially offset by a decrease in rents related to our sale of five travel centers in June 2015 ($2,086) and a decrease in percentage rent ($2,048). Rental income - travel centers for the 2016 and 2015 periods includes $7,229 and $1,805, respectively, of adjustments necessary to record the deferred rent obligations payable to us under our TA leases and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks on a straight line basis.

The increase in FF&E reserve income is primarily the result of increased FF&E contributions by certain of our tenants.  We do not report the amounts, if any, which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income.

The increase in hotel operating expenses was primarily caused by the effect of our acquisitions since January 1, 2015 ($21,407), increased expenses at certain of our managed hotels resulting primarily from higher wage and benefit costs and sales and marketing expenses ($14,488), an increase in the amount of security deposits and guarantees replenished under certain of our hotel management agreements ($5,682), partially offset by guarantees utilized under certain of our hotel management agreements ($1,766) and operating expense decreases at certain managed hotels undergoing renovations during the 2015 period due to lower occupancies ($670).  When our managers fund shortfalls of our minimum returns under the terms of our operating agreements or their guarantees, we reflect such fundings (including security deposit applications) in our condensed consolidated statements of comprehensive income as a reduction of hotel operating expenses.  Certain of our guarantees and our security deposits may be replenished by subsequent cash flows from the applicable hotel operations pursuant to the terms of the respective operating agreements.  When our guarantees and our security deposits are replenished by cash flows from hotel operations, we reflect such replenishments in our condensed consolidated statements of comprehensive income as an increase to hotel operating expenses.

The increase in depreciation and amortization - hotels is primarily due to the effect of our hotel acquisitions since January 1, 2015 ($5,528) and the depreciation and amortization of assets acquired with funds from our FF&E reserves or directly funded by us since January 1, 2015 ($4,430), partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2015 ($4,191).

The increase in depreciation and amortization - travel centers is due to depreciation and amortization of improvements made to our purchased travel centers since January 1, 2015 ($5,631) and the effect of our travel center acquisitions since January 1, 2015 ($5,177), partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2015 ($73).

The increase in general and administrative costs is primarily due to an increase in estimated business management incentive fees ($22,414), partially offset by the amortization of the liability we recorded in connection with our acquisition of RMR Inc. shares in June 2015 ($1,562) and lower professional services costs ($1,453).

Acquisition related costs represent legal and other costs incurred in connection with our acquisition activities.

The increase in operating income is primarily due to the revenue and expense changes discussed above during the 2016 period compared to the 2015 period.

Dividend income represents dividends received from our investment in RMR Inc. during the 2016 period.

The increase in interest income is due to higher average cash balances during the 2016 period.

The increase in interest expense is due primarily to higher average borrowings, partially offset by a lower weighted average interest rate in the 2016 period.

We recorded a $70 loss on early extinguishment of debt in the 2016 period in connection with the redemption of certain senior notes.

The increase in income tax expense is due primarily to higher foreign taxes in the 2016 period due to an increase in the amount of certain foreign sourced income subject to income taxes.

Equity in earnings of an investee represents our proportionate share of earnings of AIC.

We recorded an $11,015 gain on sale of real estate in the 2015 period in connection with the sale of five travel centers.

The decreases in net income, net income available for common shareholders and net income available for common shareholders per basic and diluted common share for the six months ended June 30, 2016, compared to the prior year period, are primarily a result of the changes discussed above.

Liquidity and Capital Resources (dollar amounts in thousands, except per share amounts)

Our Managers and Tenants

As of June 30, 2016, 303 of our hotels are included in one of seven portfolio agreements and two of our hotels are not included in a portfolio and are leased to hotel operating companies. Our 197 owned travel centers are leased under five portfolio agreements. All costs of operating and maintaining our properties are paid by the hotel managers as agents for us or by our tenants for their own account. Our hotel managers and tenants derive their funding for property operating expenses and for returns and rents due to us generally from property operating revenues and, to the extent that these parties themselves fund our minimum returns and minimum rents, from their separate resources. Our hotel managers and tenants are Marriott, InterContinental, Sonesta, Wyndham, Hyatt, Carlson and Morgans Hotel Group, or Morgans. Our travel centers are leased to TA.

We define coverage for each of our hotel management agreements or leases as total property level revenues minus all property level expenses and FF&E reserve escrows which are not subordinated to the minimum returns and minimum rents due to us divided by the minimum returns or minimum rent payments due to us. More detail regarding coverage, guarantees and other features of our hotel operating agreements is presented in the tables and related notes on pages 34 through 36. For the twelve months ended June 30, 2016, three of our nine hotel operating agreements, representing 16% of our total annual minimum returns and minimum rents, generated coverage of less than 1.0x (with a range among those three hotel operating agreements of 0.62x to 0.92x).

We define coverage for our travel center leases as property level revenues minus all property level expenses divided by the minimum rent payments due to us.  During the twelve months ended June 30, 2016, the operating results from our 197 properties in our five travel center leases generated coverage of 1.59x. Because a large percentage of TA’s business is conducted at properties leased from us, property level rent coverage may not be an appropriate way to evaluate TA’s ability to pay rents due to us. We believe property level rent coverage is nonetheless one useful indicator of the performance and value of our properties as we believe it is what an operator interested to acquire these properties or the leaseholds might use to evaluate the contribution of these properties to their earnings before corporate level expenses.

Three hundred twenty one (321) of our properties, representing 58% of our aggregate annual minimum returns and rents as of June 30, 2016, are operated under 10 management arrangements or leases which are subject to full or limited guarantees. These guarantees may provide us with continued payments if the property level cash flows fail to equal or exceed guaranteed amounts due to us. Our minimum returns and minimum rents for 94 hotels, representing 21% of our aggregate annual minimum returns and rents as of June 30, 2016, are secured by a security deposit which we control. Some of our managers and tenants, or their affiliates, may also supplement cash flow from our properties in order to make payments to us and preserve their rights to continue operating our properties even if they are not required to do so by guarantees or security deposits. Guarantee payments, security deposit applications or supplemental payments to us, if any, made under any of our management agreements or leases do not subject us to repayment obligations, but, under some of our agreements, the manager or tenant may recover these guarantee or supplemental payments and the security deposits may be replenished from the subsequent cash flows from our properties after our future minimum returns and minimum rents are paid.

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

Changes in our cash flows for the six months ended June 30, 2016 compared to the same period in 2015 were as follows: (1) cash flows provided by operating activities decreased from $252,057 in 2015 to $231,495 in 2016; (2) cash used in investing activities decreased from $387,712 in 2015 to $284,941 in 2016; and (3) cash flows provided by financing activities decreased from $142,216 in 2015 to $60,111 in 2016.

The decrease in cash provided by operating activities for the six months ended June 30, 2016 as compared to the prior year period is primarily due to our payment of an incentive management fee of $62,263 to RMR LLC in January 2016, partially offset by an increase in the minimum returns and rents paid to us due to our funding of improvements to our hotels and travel centers, the improved operating performance at certain of our hotels, our acquisitions since January 1, 2015, and an increase in security deposits received and replenished. The decrease in cash used in investing activities for the six months ended June 30, 2016 as compared to the prior year period is primarily due to decreases in our real estate acquisitions and funding of improvements to our properties. The decrease in cash flows provided by financing activities for the six months ended June 30, 2016 as compared to the prior year period is primarily due to lower net borrowings in the 2016 period.

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

Our Investment and Financing Liquidity and Capital Resources

Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the six months ended June 30, 2016, our hotel managers and hotel tenants deposited $35,145 to these accounts and spent $26,093 from the FF&E reserve escrow accounts to renovate and refurbish our hotels.  As of June 30, 2016, there was $61,419 on deposit in these escrow accounts, which was held directly by us and is reflected in our condensed consolidated balance sheets as restricted cash.

Our hotel operating agreements generally provide that, if necessary, we may provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. To the extent we make such additional fundings, our annual minimum returns or minimum rents generally increase by a percentage of the amount we fund. During the six months ended June 30, 2016, we funded $32,852 for capital improvements in excess of FF&E reserve fundings available from hotel operations to our hotels as follows:

•

During the six months ended June 30, 2016, we funded $1,156 for capital improvements to hotels included in our Marriott No. 1 agreement using cash on hand and borrowings under our revolving credit facility. We currently expect to fund $1,500 for capital improvements under this agreement during the remainder of 2016 using existing cash balances or borrowings under our revolving credit facility. As we fund these improvements, the annual minimum returns payable to us increase.

•

We did not make any fundings for capital improvements to hotels under our Marriott No. 234 agreement during the six months ended June 30, 2016. We currently expect to fund $9,000 for capital improvements to certain of these hotels during the remainder of 2016 under this agreement. As we fund these improvements, the annual minimum returns payable to us increase.

•

We did not make any fundings for capital improvements to hotels under our InterContinental agreement during the six months ended June 30, 2016. We currently expect to fund $17,500 for capital improvements to certain of these hotels during the remainder of 2016 under this agreement.  As we fund these improvements, the annual minimum returns payable to us increase.

•

Our Sonesta agreement does not require FF&E escrow deposits. Under our Sonesta agreement, we are required to fund capital expenditures made at our hotels. During the six months ended June 30, 2016, we funded $30,419 for renovations and other capital improvements to hotels included in our Sonesta agreement using cash on hand and borrowings under our revolving credit facility.  We currently expect to fund $37,454 during the remainder of 2016 using existing cash balances or borrowings under our revolving credit facility. As we fund these improvements, the annual minimum returns payable to us increase to the extent amounts funded exceed threshold amounts, as defined in our Sonesta agreement.

•

Our Wyndham agreement requires FF&E escrow deposits only if there is excess cash flow after payment of our minimum returns.  No FF&E escrow deposits were required during the six months ended June 30, 2016.  During the six months ended June 30, 2016, we funded $1,277 for renovations and other capital improvements to hotels included in our Wyndham agreement using existing cash balances and borrowings under our revolving credit facility.  We currently expect to fund $3,150 for capital improvements under this agreement during the remainder of 2016 using existing cash balances or borrowings under our revolving credit facility. As we fund these improvements, the minimum returns payable to us increase.

Our travel center leases with TA do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components. Under all of our TA leases, TA may request that we purchase qualifying capital improvements to the leased facilities in return for minimum rent increases.  We funded $55,059 for purchases of capital improvements under these lease provisions during the six months ended June 30, 2016, resulting in TA’s annual minimum rent payable to us increasing by $4,680 pursuant to the leases. We currently expect to fund $58,000 for capital improvements under these agreements during the remainder of 2016 using cash on hand and borrowings under our revolving credit facility.  TA is not obligated to request and we are not obligated to purchase any such improvements.

On each of January 15, 2016, April 15, 2016 and July 15, 2016, we paid a $0.4453 per share distribution, or $5,166, to our Series D preferred shareholders. We funded these distributions using cash on hand and borrowings under our revolving credit facility.

On February 1, 2016, we acquired two extended stay hotels with 262 suites in Cleveland and Westlake, OH for $12,000, excluding acquisition related costs, using cash on hand and borrowings under our revolving credit facility.

On February 3, 2016, we issued $750,000 aggregate principal amount of senior notes in underwritten public offerings, which included $400,000 aggregate principal amount of 4.25% senior notes due 2021, and $350,000 aggregate principal amount 5.25% senior notes due 2026.  Net proceeds from these offerings of $731,506 after original issue discounts and offering expenses were used to repay amounts outstanding under our revolving credit facility and for general business purposes.

On February 23, 2016, we paid a regular quarterly distribution to our common shareholders of record on January 22, 2016 of $0.50 per share, or $75,774.  On May 19, 2016, we paid a regular quarterly distribution to our common shareholders of record on April 25, 2016 of $0.51 per share, or $77,289.  We funded these distributions using cash on hand and borrowings under our revolving credit facility.  On July 12, 2016, we declared a regular quarterly distribution of $0.51 per share, or $77,295, to our common shareholders of record as of July 22, 2016.  We expect to pay this dividend on or about August 18, 2016 using cash on hand and borrowings under our revolving credit facility.

On March 11, 2016, we redeemed at par plus accrued interest all $275,000 of our 6.30% senior notes due 2016 using cash on hand and borrowings under our revolving credit facility.

On March 16, 2016, we acquired a 221 room hotel located in Portland, OR for $114,000, excluding acquisition related costs, using cash on hand and borrowings under our revolving credit facility.

On March 31, 2016, we acquired a travel center located in Hillsboro, TX for $19,683, excluding acquisition related costs, using cash on hand and borrowings under our revolving credit facility.

On June 22, 2016, we acquired two travel centers located in Brazil, IN and Remington, IN for $23,876, excluding acquisition related costs, using cash on hand.

On June 30, 2016, we acquired a travel center located in Wilmington, IL for $22,297, excluding acquisition related costs, using cash on hand and borrowings under our revolving credit facility.

On July 29, 2016, we entered into an agreement to acquire a 236 room hotel located in Milpitas, CA for $52,000, excluding acquisition related costs. We currently expect to complete this acquisition during the fourth quarter of 2016 using cash on hand and borrowings under our revolving credit facility. This acquisition is subject to completion of diligence and other closing conditions; accordingly, we can provide no assurance that we will acquire this property or that its acquisition will not be delayed or the terms of the acquisition will not change. Upon acquisition of this hotel, we intend to rebrand the hotel as a Sonesta hotel, to enter a hotel management agreement with Sonesta for this property on terms consistent with our other applicable hotel management agreements with Sonesta and to add that management agreement to our Sonesta agreement.

In order to fund acquisitions and to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $1,000,000 revolving credit facility. The maturity date of our revolving credit facility is July 15, 2018 and, subject to our payment of an extension fee and meeting other conditions, we have an option to extend the stated maturity date of our revolving credit facility by one year to July 15, 2019. We are required to pay interest at a rate of LIBOR plus a premium, which was 110 basis points per annum at June 30, 2016, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 20 basis points per annum at June 30, 2016. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of June 30, 2016, the annual interest rate payable on borrowings under our revolving credit facility was 1.56%. As of June 30, 2016 and August 8, 2016, we had $232,000 and $167,000, respectively, outstanding and $768,000 and $833,000, respectively, available to borrow under our revolving credit facility.

Our revolving credit facility is governed by a credit agreement with a syndicate of institutional lenders, which also governs our term loan. Our $400,000 term loan, which matures on April 15, 2019, is prepayable without penalty at any time. We are required to pay interest at LIBOR plus a premium, which was 120 basis points per annum at June 30, 2016, on the amount outstanding under our $400,000 term loan.  The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of June 30, 2016, the annual interest rate for the amount outstanding under our $400,000 term loan was 1.66%.

Our credit agreement also includes a feature under which the maximum borrowing availability may be increased up to $2,300,000 on a combined basis in certain circumstances.

Our term debt maturities (other than our revolving credit facility and term loan) as of June 30, 2016 were as follows: $300,000 in 2017, $350,000 in 2018, $400,000 in 2021, $500,000 in 2022, $300,000 in 2023, $350,000 in 2024, $350,000 in 2025, $350,000 in 2026 and $8,478 in 2027.

Our $8,478 of 3.8% convertible senior notes due 2027 are convertible, if certain conditions are met (including certain changes in control).  Upon conversion, the holder of notes is entitled to receive cash in an amount equal to the principal amount of the notes and, to the extent the market price of our common shares then exceeds the conversion price of $49.70 per share, subject to adjustment, at our option either cash or our common shares valued based on such market price for such excess amount.  Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events. None of our other debt obligations require principal or sinking fund payments prior to their maturity dates.

We expect to use cash on hand, the cash flow from our operations, borrowings under our revolving credit facility, net proceeds from any property sales and net proceeds of offerings of equity or debt securities to fund future debt maturities, property acquisitions and improvements and other general business purposes.

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

Off Balance Sheet Arrangements

As of June 30, 2016, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

Our debt obligations at June 30, 2016 consist of outstanding borrowings under our $1,000,000 revolving credit facility, our $400,000 term loan and $2,908,478 of publicly issued term debt and convertible notes. Our publicly issued term debt and convertible notes are governed by two indentures and related supplements. These indentures and related supplements and our credit agreement contain a number of covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, and require us to maintain various financial ratios and our credit agreement restrict our ability to make distributions under certain circumstances. Our credit agreement provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR LLC ceasing to act as our business manager.  As of June 30, 2016, we believe we were in compliance with all of the covenants under our indentures and their supplements and our credit agreement.

Neither our indentures and their supplements nor our agreement governing our revolving credit facility and term loan contain provisions for acceleration which could be triggered by a change in our debt ratings. However, under our credit agreement, our highest senior debt rating is used to determine the fees and interest rates we pay. Accordingly, if that debt rating is downgraded by credit rating agencies, our interest expense and related costs under our revolving credit facility and term loan would increase.

Our public debt indentures and their supplements contain cross default provisions to any other debt of $20,000 or more ($50,000 or more in the case of our indenture and its supplements entered into in February 2016). Similarly, our credit agreement has cross default provisions to other indebtedness that is recourse of $25,000 or more and indebtedness that is non-recourse of $75,000 or more.

Management Agreements, Leases and Operating Statistics (dollar amounts in thousands)

As of June 30, 2016, 303 of our hotels are included in one of seven portfolio agreements and two hotels are not included in a portfolio and are leased. Our hotels are managed by or leased to separate affiliates of Marriott, InterContinental, Hyatt, Carlson, Sonesta, Wyndham and Morgans under nine agreements. Our 197 travel centers are leased to and operated by TA under five portfolio agreements.

The table and related notes on pages 34 to 36 summarize significant terms of our leases and management agreements as of June 30, 2016. The table on page 37 also includes statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include coverage of our minimum returns or minimum rents and occupancy, ADR and RevPAR for our hotel properties. We consider these statistics and the management agreement or lease security features also presented in the tables and related notes on the following pages to be important measures of our managers’ and tenants’ success in operating our properties and their ability to continue to pay us.  However, none of this third party reported information is a direct measure of our financial performance and we have not independently verified the operating data.

					Rent / Return Coverage (3)
		Number of		Annual	Three Months Ended		Twelve Months Ended
Operating Agreement	Number of	Rooms /		Minimum	June 30,		June 30,
Reference Name	Properties	Suites	Investment (1)	Return/Rent (2)	2016	2015	2016	2015
Marriott (No. 1) (4)	53	7,610	$689,655	$68,472	1.72x	1.61x	1.38x	1.26x
Marriott (No. 234) (5)	68	9,120	1,000,439	106,243	1.33x	1.26x	1.13x	1.05x
Marriott (No. 5) (6)	1	356	90,078	10,116	0.48x	0.50x	0.62x	0.50x
Subtotal / Average Marriott	122	17,086	1,780,172	184,831	1.43x	1.34x	1.19x	1.09x
InterContinental (7)	94	14,403	1,677,641	160,338	1.34x	1.31x	1.20x	1.15x
Sonesta(8)	33	6,093	1,127,116	85,206	1.09x	1.08x	0.68x	0.69x
Wyndham (9)	22	3,579	383,191	28,078	1.38x	1.30x	0.92x	0.85x
Hyatt (10)	22	2,724	301,942	22,037	1.45x	1.36x	1.18x	1.00x
Carlson (11)	11	2,090	209,895	12,920	1.48x	1.49x	1.23x	1.25x
Morgans (12)	1	372	120,000	7,595	1.07x	1.01x	1.20x	1.08x
Subtotal / Average Hotels	305	46,347	5,599,957	501,005	1.34x	1.28x	1.09x	1.03x
TA (No. 1) (13)	40	N/A	652,186	50,651	1.71x	1.72x	1.65x	1.83x
TA (No. 2) (14)	39	N/A	635,595	49,817	1.60x	1.74x	1.57x	1.97x
TA (No. 3) (15)	39	N/A	613,948	52,130	1.63x	1.80x	1.55x	2.04x
TA (No. 4) (16)	39	N/A	558,381	49,274	1.60x	1.78x	1.56x	2.00x
TA (No. 5) (17)	40	N/A	845,717	66,129	1.66x	1.67x	1.59x	1.87x
Subtotal / Average TA	197	N/A	3,305,827	268,001	1.64x	1.73x	1.59x	1.93x
Total / Average	502	46,347	$8,905,784	$769,006	1.44x	1.43x	1.26x	1.33x

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

(3)

We define coverage as combined total property level revenues minus all property level expenses and FF&E reserve escrows which are not subordinated to minimum returns and minimum rent payments due to us (which data is provided to us by our managers or tenants), divided by the minimum return or minimum rent payments due to us. Coverage amounts for our Sonesta, InterContinental and TA Nos. 1, 2, 3 and 4 leases include data for periods prior to our ownership of certain properties.

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

We originally held a security deposit of $64,700 under this agreement to cover payment shortfalls of our minimum return.  As of June 30, 2016, the available balance of this security deposit was $13,230.  This security deposit may be replenished from future cash flows from these hotels in excess of our minimum return and certain management fees.  Marriott has also provided us with a $40,000 limited guaranty to cover payment shortfalls up to 90% of our minimum return after the available security deposit balance has been depleted, which expires in 2019.  As of June 30, 2016, the available Marriott guaranty was $30,672.

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

(7)

We lease 93 InterContinental branded hotels (19 Staybridge Suites®, 61 Candlewood Suites®, two InterContinental®, seven Crowne Plaza®, three Holiday Inn® and one Kimpton®  Hotels & Restaurants) in 28 states in the U.S. and Ontario, Canada to one of our TRSs.  These 93 hotels are managed by subsidiaries of InterContinental under a combination management agreement.  We lease one additional InterContinental® branded hotel in Puerto Rico to a subsidiary of InterContinental. The annual minimum return amount presented in the table on page 34 includes $7,899 of minimum rent related to the leased Puerto Rico hotel.  The management agreement and the lease expire in 2036; InterContinental has two renewal options for 15 years each for all, but not less than all, of the hotels.

We originally held a security deposit of $73,872 under this agreement to cover payment shortfalls of our minimum return.  As of June 30, 2016, the balance of this security deposit was $63,928.  This security deposit may be replenished and increased up to $100,000 from future cash flows from these hotels in excess of our minimum return and rent and certain management fees. Under this agreement, InterContinental is required to maintain a minimum security deposit of $37,000.

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

(9)

We lease our 22 Wyndham branded hotels (six Wyndham Hotels and Resorts® and 16 Hawthorn Suites® hotels) in 14 states to one of our TRSs.  The hotels are managed by a subsidiary of Wyndham under a combination management agreement which expires in 2038; Wyndham has two renewal options for 15 years each for all, but not less than all, of the hotels.  We also lease 48 vacation units in one of the hotels to Wyndham Vacation, under a lease that expires in 2037; Wyndham Vacation has two renewal options for 15 years each for all, but not less than all, of the vacation units.  The lease is guaranteed by Wyndham and provides for rent increases of 3% per annum. The annual minimum return amount presented in the table on page 34 includes $1,366 of minimum rent related to the Wyndham Vacation lease.

We have a guaranty of $35,656 under this agreement to cover payment shortfalls of the minimum return, subject to an annual payment limit of $17,828. This guaranty expires in 2020. As of June 30, 2016, the available Wyndham guaranty was $2,242.

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

We originally had a guaranty of $50,000 under this agreement to cover payment shortfalls of our minimum return.  As of June 30, 2016, the available Hyatt guaranty was $17,966.  The guaranty is limited in amount but does not expire in time and may be replenished from future cash flows from the hotels in excess of our minimum return.

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

We originally had a limited guaranty of $40,000 under this agreement to cover payment shortfalls of our minimum return.  As of June 30, 2016, the available Carlson guaranty was $26,736.  The guaranty is limited in amount but does not expire in time and may be replenished from future cash flows from the hotels in excess of our minimum return.

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

(13)

We lease 40 travel centers (36 TravelCenters of America® branded travel centers and four Petro Stopping Centers® branded travel centers) in 29 states to a subsidiary of TA under a lease that expires in 2029; TA has two renewal options for 15 years each for all, but not less than all, of these travel centers.  In addition to the payment of our minimum rent, beginning in 2016, this lease provides for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2015 non-fuel revenues). TA’s previously deferred rent of $27,421 is due at the expiration of the initial term of this lease. This lease is guaranteed by TA.

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

(15)

We lease 39 travel centers (38 TravelCenters of America® branded travel centers and one Petro Stopping Centers® branded travel center) in 29 states to a subsidiary of TA under a lease that expires in 2026; TA has two renewal options for 15 years each for all, but not less than all, of these travel centers.  In addition to the payment of our minimum rent, beginning in 2016, this lease provides for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2015 non-fuel revenues). TA’s previously deferred rent of $29,324  is due at the expiration of the initial term of this lease. This lease is guaranteed by TA.

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

(17)

We lease 40 Petro Stopping Centers® branded travel centers in 25 states to a subsidiary of TA under a lease that expires in 2032; TA has two renewal options for 15 years each for all, but not less than all, of these travel centers.  In addition to the payment of our minimum rent, this lease provides for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2012 non-fuel revenues). We have waived an aggregate of $2,500 of percentage rent as of June 30, 2016, the full amount we previously agreed to waive under the TA No. 5 lease.  TA’s previously deferred rent of $42,915 is due on June 30, 2024. This lease is guaranteed by TA.

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

		No. of
	No. of	Rooms /	Three Months Ended June 30,			Six Months Ended June 30,
	Hotels	Suites	2016	2015	Change	2016	2015	Change
ADR
Marriott (No. 1)	53	7,610	$134.47	$130.28	3.2%	$133.04	$128.47	3.6%
Marriott (No. 234)	68	9,120	131.12	128.14	2.3%	129.92	126.91	2.4%
Marriott (No. 5)	1	356	247.41	239.89	3.1%	252.31	237.77	6.1%
Subtotal / Average Marriott	122	17,086	135.12	131.60	2.7%	134.21	130.32	3.0%
InterContinental (1)	94	14,403	115.06	110.77	3.9%	116.10	111.22	4.4%
Sonesta (1)	33	6,093	152.67	148.08	3.1%	145.11	141.52	2.5%
Wyndham	22	3,579	102.54	102.79	-0.2%	97.65	96.55	1.1%
Hyatt	22	2,724	111.53	108.35	2.9%	110.46	108.30	2.0%
Carlson	11	2,090	109.93	107.91	1.9%	110.05	108.06	1.8%
Morgans	1	372	264.55	257.54	2.7%	269.10	262.10	2.7%
All Hotels Total / Average	305	46,347	$126.77	$123.34	2.8%	$125.55	$121.72	3.1%

OCCUPANCY
Marriott (No. 1)	53	7,610	76.5%	75.7%	0.8 pts	70.8%	70.4%	0.4 pts
Marriott (No. 234)	68	9,120	81.6%	79.5%	2.1 pts	77.3%	75.3%	2.0 pts
Marriott (No. 5)	1	356	84.0%	84.6%	-0.6 pts	87.0%	87.3%	-0.3 pts
Subtotal / Average Marriott	122	17,086	79.4%	77.9%	1.5 pts	74.6%	73.4%	1.2 pts
InterContinental (1)	94	14,403	86.2%	86.2%	0.0 pts	81.7%	82.7%	-1.0 pts
Sonesta (1)	33	6,093	71.5%	74.4%	-2.9 pts	66.4%	69.0%	-2.6 pts
Wyndham	22	3,579	78.6%	74.3%	4.3 pts	72.2%	70.5%	1.7 pts
Hyatt	22	2,724	86.0%	82.7%	3.3 pts	82.0%	79.0%	3.0 pts
Carlson	11	2,090	73.8%	75.6%	-1.8 pts	71.0%	74.4%	-3.4 pts
Morgans	1	372	95.6%	92.8%	2.8 pts	94.2%	90.5%	3.7 pts
All Hotels Total / Average	305	46,347	80.7%	80.0%	0.7 pts	76.0%	76.0%	0.0 pts

RevPAR
Marriott (No. 1)	53	7,610	$102.87	$98.62	4.3%	$94.19	$90.44	4.1%
Marriott (No. 234)	68	9,120	106.99	101.87	5.0%	100.43	95.56	5.1%
Marriott (No. 5)	1	356	207.82	202.95	2.4%	219.51	207.57	5.8%
Subtotal / Average Marriott	122	17,086	107.29	102.52	4.7%	100.12	95.65	4.7%
InterContinental (1)	94	14,403	99.18	95.48	3.9%	94.85	91.98	3.1%
Sonesta (1)	33	6,093	109.16	110.17	-0.9%	96.35	97.65	-1.3%
Wyndham	22	3,579	80.60	76.37	5.5%	70.50	68.07	3.6%
Hyatt	22	2,724	95.92	89.61	7.0%	90.58	85.56	5.9%
Carlson	11	2,090	81.13	81.58	-0.6%	78.14	80.40	-2.8%
Morgans	1	372	252.91	239.00	5.8%	253.49	237.20	6.9%
All Hotels Total / Average	305	46,347	$102.30	$98.67	3.7%	$95.42	$92.51	3.1%

(1)	Operating data includes data for periods prior to our ownership of certain hotels.

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

Related Person Transactions

We have relationships and historical and continuing transactions with TA, RMR LLC, Sonesta and others related to them.  For example, TA is our former subsidiary and our largest tenant and we are TA’s largest shareholder.  Also, we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to management agreements; RMR Inc. is the managing member of RMR LLC and we own shares of class A common stock of RMR Inc.; and the controlling shareholder of RMR Inc., ABP Trust, is owned by our Managing Trustees.  In addition, Sonesta is owned by our Managing Trustees and manages certain hotels that we own; and we and six other companies to which RMR LLC provides management services own in equal amounts AIC, an insurance company, and we participate in a combined property insurance program arranged and reinsured in part by AIC.  For further information about these and other such relationships and related person transactions, please see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2015 Annual Report, our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission, or SEC.  In addition, please see the section captioned “Risk Factors” of our 2015 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships.  Our filings with the SEC and copies of certain of our agreements with these related parties are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov.  We may engage in additional transactions with related persons, including companies to which RMR LLC or its affiliates provide management services.

Non-GAAP Measures

Funds From Operations Available for Common Shareholders and Normalized Funds From Operations Available for Common Shareholders

We calculate funds from operations available for common shareholders, or FFO, and Normalized FFO available for common shareholders as shown below.  FFO available for common shareholders is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income available for common shareholders calculated in accordance with GAAP, excluding any gain or loss on sale of properties and loss on impairment of real estate assets, plus real estate depreciation and amortization, as well as certain other adjustments currently not applicable to us.  Our calculation of Normalized FFO available for common shareholders differs from NAREIT’s definition of FFO available for common shareholders because we include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will ultimately be payable when all contingencies for determining any such fees are determined at the end of the calendar year and we exclude acquisition related costs and loss on early extinguishment of debt.  We consider FFO available for common shareholders and Normalized FFO available for common shareholders to be appropriate supplemental measures of operating performance for a REIT, along with net income, net income available for common shareholders, operating income and cash flow from operating activities.  We believe that FFO available for common shareholders and Normalized FFO available for common shareholders provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO available for common shareholders and Normalized FFO available for common shareholders may facilitate a comparison of our operating performance between periods and with other REITs.  FFO available for common shareholders and Normalized FFO available for common shareholders are among the factors considered by our Board of Trustees when determining the amount of distributions to shareholders.  Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement and public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. FFO available for common shareholders and Normalized FFO available for common shareholders do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, net income available for common shareholders or operating income as an indicator of our operating performance or as a measure of our liquidity.  These measures should be considered in conjunction with net income, net income available for common shareholders, operating income and cash flow from operating activities as presented in our condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows.  Other real estate companies and REITs may calculate FFO available for common shareholders and Normalized FFO available for common shareholders differently than we do.

Our calculations of FFO available for common shareholders and Normalized FFO available for common shareholders for the three and six months ended June 30, 2016 and 2015 and reconciliations of FFO available for common shareholders and Normalized FFO available for common shareholders from net income available for common shareholders, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, appear in the following table (amounts in thousands, except per share amounts).  Effective with the quarter ended June 30, 2016, we have changed the calculation of Normalized FFO to no longer include adjustments for estimated percentage rent. Historically, when calculating Normalized FFO, we estimated an amount of percentage rental income for each of the first three quarters of the year and then, in the fourth quarter, excluded the amounts that had been included in the first three quarters. In calculating net income in accordance with GAAP, we recognize percentage rental income for the full year in the fourth quarter, which is when all contingencies are met and the income is earned. Normalized FFO for historical periods has been restated to be comparable with the current period calculation.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income available for common shareholders	$50,895	$77,980	$97,780	$114,395
Add (less): Depreciation and amortization expense	88,782	80,582	176,053	159,551
Gain on sale of real estate	-	(11,015)	-	(11,015)
FFO available for common shareholders	139,677	147,547	273,833	262,931
Add (less): Acquisition related costs (1)	117	797	729	1,135
Estimated business management incentive fees (2)	25,920	(205)	31,236	8,822
Loss on early extinguishment of debt	-	-	70	-
Normalized FFO available for common shareholders	$165,714	$148,139	$305,868	$272,888

Weighted average shares outstanding (basic)	151,408	150,260	151,405	150,028
Weighted average shares outstanding (diluted) (3)	151,442	150,292	151,428	150,594

Basic and diluted per common share amounts:
Net income available for common shareholders (basic and diluted)	$0.34	$0.52	$0.65	$0.76
FFO available for common shareholders (basic and diluted)	$0.92	$0.98	$1.81	$1.75
Normalized FFO available for common shareholders (basic)	$1.09	$0.99	$2.02	$1.82
Normalized FFO available for common shareholders (diluted)	$1.09	$0.99	$2.02	$1.81
Distributions declared per share	$0.51	$0.50	$1.01	$0.99

(1)	Represents costs associated with our acquisition activities.
(2)

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

(3)

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

Fixed Rate Debt

At June 30, 2016, our outstanding publicly tradable debt consisted of eight issues of fixed rate, senior notes and one issue of fixed rate, convertible senior notes:

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

Except as described in note 1 to the table above, no principal repayments are due under these notes until maturity. Because these notes require interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are 100 basis points higher than the rates shown above, our per annum interest cost would increase by approximately $29,085. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at June 30, 2016 and discounted cash flow analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point change in interest rates would change the fair value of those debt obligations by approximately $135,242. Changes in the trading price of our common shares may also affect the fair value of our convertible senior notes.

Each of these fixed rate debt arrangements allows us to make repayments earlier than the stated maturity date. We are generally allowed to make prepayments only at a premium equal to a make whole amount, as defined, which is generally designed to preserve a stated yield to the note holder. Also, we have in the past repurchased and retired some of our outstanding debts and we may do so again in the future. These prepayment rights and our ability to repurchase and retire outstanding debt may afford us opportunities to mitigate the risks of refinancing our debts at their maturities at higher rates by refinancing prior to maturity.

Floating Rate Debt

At June 30, 2016, our floating rate debt consisted of $232,000 outstanding under our $1,000,000 revolving credit facility and our $400,000 term loan. The maturity date of our revolving credit facility is July 15, 2018, and subject to our meeting conditions, including our payment of an extension fee, we have the option to extend the stated maturity by one year to July 15, 2019. The maturity date of our term loan is April 15, 2019. No principal repayments are required under our revolving credit facility prior to maturity, and we can borrow, repay and reborrow funds available, subject to conditions, at any time without penalty.  No principal prepayments are required under our term loan prior to maturity and repayments may be made subject to conditions at any time without penalty, but after amounts outstanding under our term loan are repaid, amounts may not be redrawn. Borrowings under our revolving credit facility and term loan are in U.S. dollars and require annual interest at LIBOR plus premiums that are subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR.  In addition, upon renewal or refinancing of our revolving credit facility or our term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of this floating rate debt but would affect our operating results.

The following table presents the impact a 100 basis points increase in interest rates would have on our annual floating rate interest expense as of June 30, 2016:

	Impact of Increase in Interest Rates
	Interest Rate	Outstanding	Total Interest	Annual Per Common
	Per Year (1)	Debt	Expense Per Year	Share Impact (2)
At June 30, 2016	1.62%	$632,000	$10,238	$0.07
100 basis point increase	2.62%	$632,000	$16,558	$0.11

(1)	Weighted average based on the interest rates and the respective outstanding borrowings as of June 30, 2016.
(2)	Based on diluted weighted average shares outstanding for the three months ended June 30, 2016.

The following table presents the impact that a 100 basis point increase in interest rates would have on our annual floating rate interest expense at June 30, 2016 if we were fully drawn on our revolving credit facility and term loan remained outstanding:

	Impact of Increase in Interest Rates
	Interest Rate	Outstanding	Total Interest	Annual Per Common
	Per Year (1)	Debt	Expense Per Year	Share Impact (2)
At June 30, 2016	1.59%	$1,400,000	$22,260	$0.15
100 basis point increase	2.59%	$1,400,000	$36,260	$0.24

(1)	Weighted average based on the interest rates and the respective outstanding borrowings (assuming fully drawn) as of June 30, 2016.
(2)	Based on diluted weighted average shares outstanding for the six months ended June 30, 2016.

The foregoing two tables show the impact of an immediate change in floating interest rates. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts under our revolving credit facility and term loan or other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, President and Chief Operating Officer and Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Managing Trustees, President and Chief Operating Officer and Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS

THIS QUARTERLY REPORT ON FORM 10‑Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, “MAY” OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	OUR HOTEL MANAGERS’ OR TENANTS’ ABILITIES TO PAY THE CONTRACTUAL AMOUNTS OF RETURNS OR RENTS DUE TO US,
•	OUR ABILITY TO MAKE ACQUISITIONS OF PROPERTIES AND OTHER INVESTMENTS,
•	OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,
•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,
•	OUR ABILITY TO RAISE EQUITY OR DEBT CAPITAL,
•	OUR ABILITY TO APPROPRIATELY BALANCE OUR USE OF DEBT AND EQUITY CAPITAL,
•	OUR INTENT TO MAKE IMPROVEMENTS TO CERTAIN OF OUR PROPERTIES AND THE SUCCESS OF OUR HOTEL RENOVATION PROGRAM,
•	OUR ABILITY TO ENGAGE AND RETAIN QUALIFIED MANAGERS AND TENANTS FOR OUR HOTELS AND TRAVEL CENTERS ON SATISFACTORY TERMS,
•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,
•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,
•	OUR CREDIT RATINGS,
•	THE ABILITY OF TA TO PAY CURRENT AND DEFERRED RENT AMOUNTS DUE TO US,
•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF RMR INC.,
•	OUR EXPECTATION THAT WE BENEFIT FINANCIALLY BY PARTICIPATING IN AIC AND FROM OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,
•	OUR QUALIFICATION FOR TAXATION AS A REIT, AND
•	OTHER MATTERS.

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

•

AS OF JUNE 30, 2016, APPROXIMATELY 79% OF OUR AGGREGATE ANNUAL MINIMUM RETURNS AND RENTS WERE SECURED BY GUARANTEES OR SECURITY DEPOSITS FROM OUR MANAGERS AND TENANTS. THIS MAY IMPLY THAT THESE MINIMUM RETURNS AND RENTS WILL BE PAID. IN FACT, THESE GUARANTEES AND SECURITY DEPOSITS ARE LIMITED IN AMOUNT AND DURATION AND THE GUARANTEES ARE SUBJECT TO THE GUARANTORS’ ABILITY AND WILLINGNESS TO PAY. THE BALANCE OF OUR ANNUAL MINIMUM RETURNS AND RENTS AS OF JUNE 30, 2016 WAS NOT GUARANTEED NOR DO WE HOLD A SECURITY DEPOSIT WITH RESPECT TO THOSE AMOUNTS. WE CAN PROVIDE NO ASSURANCE WITH REGARD TO THE FUTURE PERFORMANCE OF OUR PROPERTIES AND WHETHER THEY WILL COVER OUR MINIMUM RETURNS AND RENTS, WHETHER THE GUARANTEES OR SECURITY DEPOSITS WILL BE ADEQUATE TO COVER FUTURE SHORTFALLS IN THE MINIMUM RETURNS OR RENTS DUE TO US, OR REGARDING OUR MANAGERS’, TENANTS’ OR GUARANTORS’ FUTURE ACTIONS IF AND WHEN THE GUARANTEES AND SECURITY DEPOSITS EXPIRE OR ARE DEPLETED OR THEIR ABILITY OR WILLINGNESS TO PAY MINIMUM RETURNS AND RENTS OWED TO US,

•

WE HAVE RECENTLY RENOVATED CERTAIN HOTELS AND ARE CURRENTLY RENOVATING ADDITIONAL HOTELS.  WE EXPECT TO FUND APPROXIMATELY $68.6 MILLION FOR RENOVATIONS AND OTHER CAPITAL IMPROVEMENT COSTS AT OUR HOTELS DURING THE REMAINDER OF 2016.  THE COST OF CAPITAL PROJECTS ASSOCIATED WITH SUCH RENOVATIONS MAY BE GREATER THAN WE NOW ANTICIPATE. WHILE OUR FUNDING OF THESE CAPITAL PROJECTS WILL CAUSE OUR CONTRACTUAL MINIMUM RETURNS TO INCREASE, THE HOTELS’ OPERATING RESULTS MAY NOT INCREASE OR MAY NOT INCREASE TO THE EXTENT THAT THE MINIMUM RETURNS INCREASE. ACCORDINGLY, COVERAGE OF OUR MINIMUM RETURNS AT THESE HOTELS MAY REMAIN DEPRESSED FOR AN EXTENDED PERIOD,

•

WE EXPECT TO PURCHASE FROM TA DURING THE REMAINDER OF 2016 UP TO $58.0 MILLION OF CAPITAL IMPROVEMENTS TA EXPECTS TO MAKE TO THE TRAVEL CENTERS WE LEASE TO TA. PURSUANT TO THE TERMS OF THE APPLICABLE LEASES, THE ANNUAL RENT PAYABLE TO US BY TA WILL INCREASE AS A RESULT OF ANY SUCH PURCHASES. WE MAY ULTIMATELY PURCHASE MORE OR LESS THAN THIS BUDGETED AMOUNT AND OUR BOARD OF TRUSTEES AND INDEPENDENT TRUSTEES MAY AUTHORIZE MORE OR LESS THAN THIS PROJECTED AMOUNT AT THEIR DISCRETION. TA MAY NOT REALIZE RESULTS FROM ANY OF THESE CAPITAL IMPROVEMENTS WHICH EQUAL OR EXCEED THE INCREASED ANNUAL RENTS IT WILL BE OBLIGATED TO PAY TO US, WHICH COULD INCREASE THE RISK OF TA BEING UNABLE TO PAY AMOUNTS IT OWES TO US,

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

•

WE HAVE AGREED TO ACQUIRE FROM AND LEASEBACK TO TA TWO TRAVEL CENTERS WHICH TA IS DEVELOPING. WE AGREED TO PURCHASE THESE PROPERTIES AT TA’S COSTS (INCLUDING HISTORICAL LAND COSTS) UP TO $46 MILLION IN THE AGGREGATE IF THE DEVELOPMENT IS SUBSTANTIALLY COMPLETED PRIOR TO JUNE 30, 2017.  TA HAS BEGUN CONSTRUCTION AT THESE TRAVEL CENTERS. IT IS DIFFICULT TO ESTIMATE THE COST AND TIMING TO DEVELOP NEW TRAVEL CENTERS. CONSTRUCTION OF NEW TRAVEL CENTERS MAY BE DELAYED FOR VARIOUS REASONS SUCH AS LABOR STRIFE, WEATHER CONDITIONS, THE UNAVAILABILITY OF CONSTRUCTION MATERIALS, ETC. THE PURCHASE AND LEASEBACK OF THESE TRAVEL CENTERS MAY BE DELAYED OR THE TERMS OF THE TRANSACTION MAY CHANGE,

•

CONTINGENCIES IN OUR ACQUISITION AND SALE AGREEMENTS MAY NOT BE SATISFIED AND OUR PENDING ACQUISITIONS AND SALES AND ANY RELATED MANAGEMENT ARRANGEMENTS WE MAY EXPECT TO ENTER INTO MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS OF SUCH TRANSACTIONS OR ARRANGEMENTS MAY CHANGE,

•

AT JUNE 30, 2016, WE HAD $20.3 MILLION OF CASH AND CASH EQUIVALENTS, $768.0 MILLION AVAILABLE UNDER OUR $1.0 BILLION REVOLVING CREDIT FACILITY AND SECURITY DEPOSITS AND GUARANTEES COVERING SOME OF OUR MINIMUM RETURNS AND RENTS. THESE STATEMENTS MAY IMPLY THAT WE HAVE ABUNDANT WORKING CAPITAL AND LIQUIDITY. HOWEVER, OUR MANAGERS AND TENANTS MAY NOT BE ABLE TO FUND MINIMUM RETURNS AND RENTS DUE TO US FROM OPERATING OUR PROPERTIES OR FROM OTHER RESOURCES; IN THE PAST AND CURRENTLY, CERTAIN OF OUR TENANTS AND HOTEL MANAGERS HAVE IN FACT NOT PAID THE MINIMUM AMOUNTS DUE TO US FROM THEIR OPERATIONS OF OUR LEASED OR MANAGED PROPERTIES. ALSO, THE SECURITY DEPOSITS AND GUARANTEES WE HAVE TO COVER ANY SUCH SHORTFALLS ARE LIMITED IN AMOUNT AND DURATION, AND ANY SECURITY DEPOSITS WE APPLY FOR SUCH SHORTFALLS DO NOT RESULT IN ADDITIONAL CASH FLOW TO US. FURTHER, OUR PROPERTIES REQUIRE, AND WE HAVE AGREED TO PROVIDE, SIGNIFICANT FUNDING FOR CAPITAL IMPROVEMENTS, RENOVATIONS AND OTHER MATTERS. ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL OR LIQUIDITY,

•	WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,
•

CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND OTHER CUSTOMARY CREDIT FACILITY CONDITIONS THAT WE MAY BE UNABLE TO SATISFY,

•	ACTUAL COSTS UNDER OUR REVOLVING CREDIT FACILITY OR OTHER FLOATING RATE CREDIT FACILITIES WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF OTHER FEES AND EXPENSES ASSOCIATED WITH SUCH FACILITIES,
•

THE MAXIMUM BORROWING AVAILABILITY UNDER OUR REVOLVING CREDIT FACILITY AND TERM LOAN MAY BE INCREASED TO UP TO $2.3 BILLION ON A COMBINED BASIS IN CERTAIN CIRCUMSTANCES; HOWEVER, INCREASING THE MAXIMUM BORROWING AVAILABILITY UNDER OUR REVOLVING CREDIT FACILITY AND TERM LOAN IS SUBJECT TO OUR OBTAINING ADDITIONAL COMMITMENTS FROM LENDERS, WHICH MAY NOT OCCUR,

•

THE PREMIUMS USED TO DETERMINE THE INTEREST RATE PAYABLE ON OUR REVOLVING CREDIT FACILITY AND TERM LOAN AND THE FACILITY FEE PAYABLE ON OUR REVOLVING CREDIT FACILITY ARE BASED ON OUR CREDIT RATINGS.  FUTURE CHANGES IN OUR CREDIT RATINGS MAY CAUSE THE INTEREST AND FEES WE PAY TO INCREASE,

•	WE HAVE THE OPTION TO EXTEND THE MATURITY DATE OF OUR REVOLVING CREDIT FACILITY UPON PAYMENT OF A FEE AND MEETING OTHER CONDITIONS. HOWEVER, THE APPLICABLE CONDITIONS MAY NOT BE MET,
•

THE BUSINESS MANAGEMENT AND PROPERTY MANAGEMENT AGREEMENTS BETWEEN US AND RMR LLC HAVE CONTINUING 20 YEAR TERMS.  HOWEVER, THOSE AGREEMENTS INCLUDE TERMS WHICH PERMIT EARLY TERMINATION IN CERTAIN CIRCUMSTANCES.  ACCORDINGLY, THERE CAN BE NO ASSURANCE THAT THESE AGREEMENTS WILL REMAIN IN EFFECT FOR CONTINUING 20 YEAR TERMS OR FOR SHORTER TERMS, AND

•

WE BELIEVE THAT OUR RELATIONSHIPS WITH OUR RELATED PARTIES, INCLUDING RMR LLC, RMR INC., TA, SONESTA, AIC AND OTHERS AFFILIATED WITH THEM MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. HOWEVER, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

CURRENTLY UNEXPECTED RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS ACTS OF TERRORISM, NATURAL DISASTERS, CHANGES IN OUR MANAGERS’ OR TENANTS’ REVENUES OR EXPENSES, CHANGES IN OUR MANAGERS’ OR TENANTS’ FINANCIAL CONDITIONS, THE MARKET DEMAND FOR HOTEL ROOMS OR FUEL OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.

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

Part II Other Information

Item 1A. Risk Factors

There have been no material changes to risk factors from those we previously disclosed in our 2015 Annual Report.

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

10.1	Summary of Trustee Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 25, 2016.)

10.2

First Amendment to Transaction Agreement, dated June 22, 2016, among the Company, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TravelCenters of America Holding Company LLC, TA Leasing LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 22, 2016.)

10.3

First Amendment to Amended and Restated Lease Agreement No. 1, dated June 22, 2016, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 22, 2016.)

10.4

Fourth Amendment to Amended and Restated Lease Agreement No. 2, dated June 22, 2016, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 22, 2016.)

10.5

Second Amendment to Amended and Restated Lease Agreement No. 3, dated June 22, 2016, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 22, 2016.)

10.6

Fifth Amendment to Amended and Restated Lease Agreement No. 4, dated June 22, 2016, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 22, 2016.)

10.7

Amendment to Lease Agreement, dated June 22, 2016, among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 22, 2016.)

10.8

Fifth Amendment to Amended and Restated Lease Agreement No. 2, dated June 30, 2016, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 30, 2016.)

10.9	Development Property Agreement, dated June 22, 2016, between HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 22, 2016.)
10.10	Development Property Agreement, dated June 22, 2016, between HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 22, 2016.)
10.11	Development Property Agreement, dated June 30, 2016, between HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 30, 2016.)
12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Distributions. (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.1

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPITALITY PROPERTIES TRUST

/s/ John G. Murray
John G. Murray
President and Chief Operating Officer
Dated: August 9, 2016

/s/ Mark L. Kleifges
Mark L. Kleifges
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: August 9, 2016