Form 10-Q
period 2016-09-30
HOSPITALITY PROPERTIES TRUST
filed 2016-11-09
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of November 9, 2016:   164,269,211

HOSPITALITY PROPERTIES TRUST

FORM 10-Q

September 30, 2016

References in this Quarterly Report on Form 10-Q to “HPT”, “we”, “us” or “our” include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

Part I Financial Information

Item 1.  Financial Statements

HOSPITALITY PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands, except share data)

	September 30,	December 31,
	2016	2015
ASSETS

Real estate properties:
Land	$1,550,174	$1,529,004
Buildings, improvements and equipment	7,047,370	6,732,768
Total real estate properties, gross	8,597,544	8,261,772
Accumulated depreciation	(2,436,327)	(2,217,135)
Total real estate properties, net	6,161,217	6,044,637
Cash and cash equivalents	9,534	13,682
Restricted cash (FF&E reserve escrow)	60,606	51,211
Due from related persons	62,949	50,987
Other assets, net	291,826	234,280
Total assets	$6,586,132	$6,394,797

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unsecured revolving credit facility	$150,000	$465,000
Unsecured term loan, net	398,254	397,756
Senior unsecured notes, net	2,564,476	2,403,439
Convertible senior unsecured notes	8,478	8,478
Security deposits	88,524	53,579
Accounts payable and other liabilities	155,433	179,783
Due to related persons	64,303	69,514
Dividends payable	5,166	5,166
Total liabilities	3,434,634	3,582,715

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value; 100,000,000 shares authorized:
Series D preferred shares; 7 1/8% cumulative redeemable; 11,600,000 shares issued and outstanding, aggregate liquidation preference of $290,000	280,107	280,107
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 164,269,211 and 151,547,288 shares issued and outstanding, respectively	1,643	1,515
Additional paid in capital	4,539,704	4,165,911
Cumulative net income	3,041,581	2,881,657
Cumulative other comprehensive income (loss)	35,904	(15,523)
Cumulative preferred distributions	(336,811)	(321,313)
Cumulative common distributions	(4,410,630)	(4,180,272)
Total shareholders’ equity	3,151,498	2,812,082
Total liabilities and shareholders’ equity	$6,586,132	$6,394,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Hotel operating revenues	$464,173	$437,171	$1,332,586	$1,243,744
Rental income	78,278	73,747	231,830	207,561
FF&E reserve income	1,065	968	3,517	3,159
Total revenues	543,516	511,886	1,567,933	1,454,464

Expenses:
Hotel operating expenses	322,012	308,603	923,239	870,689
Depreciation and amortization	90,139	84,261	266,192	243,812
General and administrative	37,739	19,831	91,127	53,820
Acquisition related costs	156	851	885	1,986
Total expenses	450,046	413,546	1,281,443	1,170,307

Operating income	93,470	98,340	286,490	284,157

Dividend income	626	—	1,375	—
Interest income	89	11	227	32
Interest expense (including amortization of debt issuance costs and debt discounts of $2,122, $1,458, $6,114 and $4,374, respectively)	(41,280)	(36,628)	(124,564)	(107,918)
Loss on early extinguishment of debt	(158)	—	(228)	—
Income before income taxes, equity in earnings (losses) of an investee and gain on sale of real estate	52,747	61,723	163,300	176,271
Income tax expense	(948)	(514)	(3,483)	(1,445)
Equity in earnings (losses) of an investee	13	(24)	107	71
Income before gain on sale of real estate	51,812	61,185	159,924	174,897
Gain on sale of real estate	—	—	—	11,015
Net income	51,812	61,185	159,924	185,912
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	14,032	(15,458)	51,253	(7,832)
Equity interest in investee’s unrealized gains (losses)	80	(72)	175	(91)
Other comprehensive income (loss)	14,112	(15,530)	51,428	(7,923)

Comprehensive income	$65,924	$45,655	$211,352	$177,989

Net income	$51,812	$61,185	$159,924	$185,912
Preferred distributions	(5,166)	(5,166)	(15,498)	(15,498)
Net income available for common shareholders	$46,646	$56,019	$144,426	$170,414

Weighted average common shares outstanding (basic)	157,217	151,359	153,357	150,476
Weighted average common shares outstanding (diluted)	157,263	151,386	153,390	150,863

Net income available for common shareholders per common share:
Basic and diluted	$0.30	$0.37	$0.94	$1.13

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$159,924	$185,912
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	266,192	243,812
Amortization of debt issuance costs and debt discounts as interest	6,114	4,374
Straight line rental income	(10,377)	(5,807)
Security deposits received or replenished	34,945	20,098
FF&E reserve income and deposits	(57,890)	(51,840)
Loss on early extinguishment of debt	228	—
Equity in earnings of an investee	(107)	(71)
Gain on sale of real estate	—	(11,015)
Other non-cash (income) expense, net	(2,298)	650
Changes in assets and liabilities:
Due from related persons	(1,909)	(1,629)
Other assets	(8,284)	(7,479)
Accounts payable and other liabilities	(20,823)	(19,838)
Due to related persons	(5,637)	17,739
Net cash provided by operating activities	360,078	374,906

Cash flows from investing activities:
Real estate acquisitions and deposits	(206,745)	(380,926)
Real estate improvements	(122,239)	(172,627)
FF&E reserve escrow fundings	(2,265)	(6,505)
Investment in The RMR Group Inc.	—	(15,196)
Net cash used in investing activities	(331,249)	(575,254)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	371,956	—
Proceeds from issuance of senior unsecured notes, net of discounts	737,612	—
Repayment of senior unsecured notes	(575,000)	—
Borrowings under unsecured revolving credit facility	643,000	611,000
Repayments of unsecured revolving credit facility	(958,000)	(175,000)
Payment of debt issuance costs	(6,106)	(5)
Repurchase of common shares	(583)	(419)
Distributions to preferred shareholders	(15,498)	(15,497)
Distributions to common shareholders	(230,358)	(224,190)
Net cash (used in) provided by financing activities	(32,977)	195,889
Decrease in cash and cash equivalents	(4,148)	(4,459)
Cash and cash equivalents at beginning of period	13,682	11,834
Cash and cash equivalents at end of period	$9,534	$7,375

Supplemental cash flow information:
Cash paid for interest	$137,007	$119,885
Cash paid for income taxes	2,464	2,289
Non-cash investing activities:
Hotel managers’ deposits in FF&E reserve	$55,518	$49,774
Hotel managers’ purchases with FF&E reserve	(48,388)	(45,965)
Investment in The RMR Group Inc. paid in common shares	—	43,285
Real estate acquisitions	—	(45,042)
Sales of real estate	—	45,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
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
We have determined that each of our taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification™.   We have concluded that we must consolidate each of our TRSs because we are the entity with the power to direct the activities that most significantly impact the VIEs’ economic performance and we have the obligation to absorb losses or the right to receive benefits from each VIE that could be significant to the VIE, and are, therefore, the primary beneficiary of each VIE.  The assets of our TRSs were $35,150 and $26,559 as of September 30, 2016 and December 31, 2015, respectively, and consist primarily of amounts due from, and working capital advances to, certain of their hotel managers.  The liabilities of our TRSs were $100,848 and $68,921 as of September 30, 2016 and December 31, 2015, respectively, and consist primarily of security deposits they hold from and amounts payable to certain of their hotel managers.  The assets of our TRSs are available to satisfy our TRSs’ obligations and we have guaranteed certain obligations of our TRSs.

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
On January 1, 2016, we adopted FASB ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement period adjustments retrospectively. Instead, acquirers must recognize measurement period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The implementation of this update did not have an impact in our condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently assessing the potential impact that adoption of ASU No. 2016-13 will have in our condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently assessing the potential impact that adoption of ASU No. 2016-15 will have in our condensed consolidated financial statements.

Note 3.  Revenue Recognition
We report hotel operating revenues for managed hotels in our condensed consolidated statements of comprehensive income. We generally recognize hotel operating revenues, consisting primarily of room and food and beverage sales, when goods and services are provided.
We report rental income for leased hotels and travel centers in our condensed consolidated statements of comprehensive income. We recognize rental income from operating leases on a straight line basis over the term of the lease agreements except for one lease in which there is uncertainty regarding the collection of scheduled future rent increases.  Rental income includes $2,932 and $10,377 for the three and nine months ended September 30, 2016, respectively, and $3,752 and $5,807 for the three and nine months ended September 30, 2015, respectively, of adjustments necessary to record scheduled rent increases under certain of our leases, the deferred rent obligations payable to us under our leases with TravelCenters of America LLC, or TA, and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks on a straight line basis.  See Note 10 for further information regarding our TA leases.  Due from related persons includes $39,175 and

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

$29,122 and other assets, includes $2,165 and $1,841 of straight line rent receivables at September 30, 2016 and December 31, 2015, respectively.
We determine percentage rent due to us under our leases annually and recognize it when all contingencies have been met and the rent is earned. We had deferred estimated percentage rent of $408 and $937 for the three and nine months ended September 30, 2016, respectively.  We had no deferred estimated percentage rent for the three and nine months ended September 30, 2015.  In connection with our June 2015 lease modification with TA, we recorded $2,048 of percentage rent during the nine months ended September 30, 2015 because the amount was no longer contingent. See Note 10 for further information regarding our TA leases.
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

Note 4.  Weighted Average Common Shares
The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Weighted average common shares for basic earnings per share	157,217	151,359	153,357	150,476
Effect of dilutive securities:
Contingently issuable common shares	—	—	—	360
Unvested share awards	46	27	33	27
Weighted average common shares for diluted earnings per share	157,263	151,386	153,390	150,863

Note 5.  Shareholders’ Equity
Distributions
On each of January 15, 2016, April 15, 2016, July 15, 2016 and October 17, 2016, we paid a $0.4453 per share distribution, or $5,166, to our Series D preferred shareholders.
On February 23, 2016, we paid a regular quarterly distribution to common shareholders of record on January 22, 2016 of $0.50 per share, or $75,774. On May 19, 2016, we paid a regular quarterly distribution to common shareholders of record on April 25, 2016 of $0.51 per share, or $77,289.  On August 17, 2016, we paid a regular quarterly distribution to common shareholders of record on July 22, 2016 of $0.51 per share, or $77,295.  On October 11, 2016, we declared a regular quarterly distribution payable to common shareholders of record on October 21, 2016 of $0.51 per share, or $83,777. We expect to pay this amount on or about November 17, 2016.
Share Issuance and Purchases
On May 25, 2016, we granted 2,500 of our common shares, valued at $25.50 per share, the closing price of our common shares on the New York Stock Exchange on that day, to each of our five Trustees as part of their annual compensation.
On August 19, 2016, we sold 11,000,000 of our common shares at a price of $30.75 per share in a public offering. On August 26, 2016, we sold 1,650,000 of our common shares at a price of $30.75 per share pursuant to an overallotment option granted to the underwriters. Net proceeds from these sales were $371,956 after underwriters' discount and other offering expenses.
On September 15, 2016, pursuant to our 2012 Equity Compensation Plan, we granted an aggregate of 79,100 of our common shares to our officers and to other employees of our manager, The RMR Group LLC, or RMR LLC, valued at $28.57 per share, the closing price of our common shares on The NASDAQ Stock Market LLC, or Nasdaq, on that day.

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

On September 26, 2016, we purchased an aggregate of 19,677 of our common shares for $29.64 per common share, the closing price of our common shares on the Nasdaq on that day, from certain of our officers and other employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Cumulative Other Comprehensive Income (Loss)
Cumulative other comprehensive income (loss) represents the unrealized gain (loss) on our available for sale equity investments and our share of the comprehensive income (loss) of Affiliates Insurance Company, or AIC. See Notes 10 and 12 for further information regarding these investments.

Note 6.  Indebtedness
Our principal debt obligations at September 30, 2016 were: (1) $150,000 of outstanding borrowings under our $1,000,000 unsecured revolving credit facility; (2) our $400,000 unsecured term loan; (3) an aggregate outstanding principal amount of $2,600,000 of public issuances of unsecured senior notes; and (4) our public issuance of $8,478 outstanding principal amount of convertible senior unsecured notes.
Our $1,000,000 revolving credit facility is available for general business purposes, including acquisitions.  The maturity date of our revolving credit facility is July 15, 2018 and, subject to our payment of an extension fee and meeting other conditions, we have the option to extend the stated maturity date of our revolving credit facility by one year to July 15, 2019. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. We are required to pay interest on borrowings under our revolving credit facility at an annual rate of LIBOR plus a premium, which was 110 basis points as of September 30, 2016. We also pay a facility fee on the total amount of lending commitments, which was 20 basis points per annum at September 30, 2016 under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings.  As of September 30, 2016, the annual interest rate for the amount outstanding under our revolving credit facility was 1.62%. The weighted average annual interest rate for borrowings under our revolving credit facility was 1.60% and 1.55% for the three and nine months ended September 30, 2016, respectively, and 1.30% and 1.28% for the three and nine months ended September 30, 2015, respectively.  As of September 30, 2016 and November 8, 2016, we had $150,000 and $70,000 outstanding under our revolving credit facility, respectively.
Our $400,000 term loan, which matures on April 15, 2019, is prepayable without penalty at any time.  We are required to pay interest on the amounts under our term loan at a rate of LIBOR plus a premium, which was 120 basis points as of September 30, 2016.  The interest rate premium is subject to adjustment based on changes to our credit ratings.  As of September 30, 2016, the annual interest rate for the amount outstanding under our term loan was 1.72%. The weighted average annual interest rate for borrowings under our term loan was 1.69% and 1.65% for the three and nine months ended September 30, 2016, respectively, and 1.39% and 1.38% for the three and nine months ended September 30, 2015, respectively.
Our credit agreement for our revolving credit facility and term loan also includes a feature under which maximum aggregate borrowings may be increased up to $2,300,000 on a combined basis in certain circumstances.  Our credit agreement for our revolving credit facility and term loan and our notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business manager. Our credit agreement for our revolving credit facility and term loan and our senior notes indentures and their supplements also contain a number of covenants, including covenants that restrict our ability to incur debts or to make distributions under certain circumstances and generally require us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of our credit agreement for our revolving credit facility and term loan and our senior notes indentures and their supplements at September 30, 2016.
On February 3, 2016, we issued $750,000 aggregate principal amount of senior notes in public offerings, which included $400,000 aggregate principal amount of 4.25% senior notes due 2021 and $350,000 aggregate principal amount 5.25% senior notes due 2026.  Net proceeds from these offerings were $731,506 after original issue discounts and offering expenses.
On March 11, 2016, we redeemed at par all of our outstanding 6.30% senior notes due 2016 for a redemption price equal to the principal amount of $275,000, plus accrued and unpaid interest (an aggregate of $279,139). As a result of the redemption, we recorded a loss on early extinguishment of debt of $70 in the nine months ended September 30, 2016, which represented the unamortized discounts and issuance costs of these notes.

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

On September 26, 2016, we redeemed at par all of our outstanding 5.625% senior notes due 2017 for a redemption price equal to the principal amount of $300,000, plus accrued and unpaid interest (an aggregate of $300,516). As a result of the redemption, we recorded a loss on early extinguishment of debt of $158 in the three and nine months ended September 30, 2016, which represented the unamortized discounts and issuance costs of these notes.

Note 7.  Real Estate Properties
At September 30, 2016, we owned 305 hotels and 198 travel centers, which are operated under 14 agreements.
During the nine months ended September 30, 2016, we funded $124,504 for improvements to certain of our properties which, pursuant to the terms of our management and lease agreements with our hotel managers and tenants, resulted in increases in our contractual annual minimum returns and rents of $9,489. See Notes 10 and 11 for further information about our management and lease agreements and our fundings of improvements to certain of our properties.
During the nine months ended September 30, 2016, we acquired three hotels, five travel centers and a land parcel adjacent to a travel center that we own. Our allocation of the purchase price of each of these acquisitions based on the estimated fair value of the acquired assets is presented in the table below.  The allocations of purchase prices are based on preliminary estimates and may change upon completion of third party appraisals.

Acquisition Date	Location	Purchase Price (1)	Land	Land Improvements	Building and Improvements	Furniture, Fixtures and Equipment
2/1/2016	Various (2) (3)	$12,000	$1,953	$654	$8,153	$1,240
3/16/2016	Portland, OR (2) (4)	114,000	5,657	3	100,535	7,805
3/31/2016	Hillsboro, TX (5)	19,683	4,834	4,196	10,653	—
6/22/2016	Various (6)	23,876	3,170	9,280	11,426	—
6/30/2016	Wilmington, IL (7)	22,297	6,523	3,364	12,410	—
9/14/2016	Holbrook, AZ (8)	325	325	—	—	—
9/30/2016	Caryville, TN (9)	16,557	2,068	6,082	8,407	—
		$208,738	$24,530	$23,579	$151,584	$9,045

(1)	Excludes acquisition related costs.

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

(5)
On March 31, 2016, we acquired a newly developed travel center located in Hillsboro, TX for $19,683.  We added this TA® branded travel center to our TA No. 4 lease. See Notes 10 and 11 for further information regarding this transaction and our TA leases.  We accounted for this transaction as an asset acquisition.

(6)
On June 22, 2016, we acquired two travel centers located in Remington and Brazil, IN for an aggregate purchase price of $23,876.  We added these Petro Stopping Centers® branded travel centers to our TA No. 1 and No. 3 leases, respectively. See Notes 10 and 11 for further information regarding these transactions and our TA leases.  We accounted for these transactions as asset acquisitions.

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

(7)
On June 30, 2016, we acquired a newly developed travel center located in Wilmington, IL for $22,297.  We added this Petro Stopping Centers® branded travel center to our TA No. 2 lease. See Notes 10 and 11 for further information regarding this transaction and our TA leases.  We accounted for this transaction as an asset acquisition.

(8)
On September 14, 2016, we acquired land adjacent to a travel center that we own in Holbrook, AZ for $325. We added this property to our TA No. 4 lease. See Notes 10 and 11 for further information regarding this transaction and our TA leases.  We accounted for this transaction as an asset acquisition. We capitalized acquisition related costs of $7 related to this transaction.

(9)
On September 30, 2016, we acquired a newly developed travel center located in Caryville, TN for $16,557. We added this TA® branded travel center to our TA No. 2 lease. See Notes 10 and 11 for further information regarding this transaction and our TA leases.  We accounted for this transaction as an asset acquisition.

In July 2016, we entered into an agreement to acquire a full service hotel with 236 rooms located in Milpitas, CA for $52,000. We subsequently terminated that agreement and in October 2016 we entered into a new agreement to acquire this hotel for $46,000, excluding acquisition related costs. We currently expect to complete this acquisition during the fourth quarter of 2016. We plan to add this hotel to our management agreement with Sonesta.

In October 2016, we entered into an agreement to acquire a full service hotel with 101 rooms located in Addison, TX for a purchase price of $9,000, excluding acquisition related costs. We currently expect to complete this acquisition in the first quarter of 2017. We plan to add this Radisson branded hotel to our management agreement with Carlson Hotels Worldwide, or Carlson.

In November 2016, we entered into an agreement to acquire a full service hotel with 483 rooms located in Chicago, IL for a purchase price of $86,700, excluding acquisition related costs. We currently expect to complete this acquisition in the first quarter of 2017. We plan to add this Kimpton branded hotel to our management agreement with InterContinental.

See Note 10 for information regarding our commitment to purchase a newly developed travel center from TA.

Our pending acquisitions are subject to conditions; accordingly, we cannot be sure that we will complete these acquisitions or that these acquisitions will not be delayed or the terms of these acquisitions will not change.

Note 8. Income Taxes
We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, and, accordingly, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements.  We are subject to income tax in Canada, Puerto Rico and certain states despite our qualification for taxation as a REIT.  Also, we lease our managed hotels to our wholly owned TRSs that, unlike most of our other subsidiaries, file separate consolidated federal corporate income tax returns and are subject to federal, state and foreign income taxes.  Our consolidated income tax provision (or benefit) included in our condensed consolidated statements of comprehensive income includes the income tax provision (or benefit) related to the operations of our TRSs and certain state and foreign income taxes incurred by us despite our qualification for taxation as a REIT.
During the three and nine months ended September 30, 2016, we recognized income tax expense of $948 and $3,483, respectively, which includes $415 and $2,018, respectively, of foreign taxes, ($59) and $32, respectively, of federal taxes and $592 and $1,433, respectively, of state taxes.  During the three and nine months ended September 30, 2015, we recognized income tax expense of $514, and $1,445, respectively, which includes $79 and $155, respectively, of foreign taxes and $435 and $1,290, respectively, of state taxes.

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 9.  Segment Information

We operate in two reportable business segments: hotel investments and travel center investments.

	For the Three Months Ended September 30, 2016
	Hotels	Travel Centers	Corporate	Consolidated
Revenues:
Hotel operating revenues	$464,173	$—	$—	$464,173
Rental income	8,412	69,866	—	78,278
FF&E reserve income	1,065	—	—	1,065
Total revenues	473,650	69,866	—	543,516

Expenses:
Hotel operating expenses	322,012	—	—	322,012
Depreciation and amortization	56,397	33,742	—	90,139
General and administrative	—	—	37,739	37,739
Acquisition related costs	156	—	—	156
Total expenses	378,565	33,742	37,739	450,046

Operating income (loss)	95,085	36,124	(37,739)	93,470

Dividend income	—	—	626	626
Interest income	—	—	89	89
Interest expense	—	—	(41,280)	(41,280)
Loss on early extinguishment of debt	—	—	(158)	(158)
Income (loss) before income taxes and equity in earnings of an investee	95,085	36,124	(78,462)	52,747
Income tax expense	—	—	(948)	(948)
Equity in earnings of an investee	—	—	13	13
Net income (loss)	$95,085	$36,124	$(79,397)	$51,812

	For the Nine Months Ended September 30, 2016
	Hotels	Travel Centers	Corporate	Consolidated
Revenues:
Hotel operating revenues	$1,332,586	$—	$—	$1,332,586
Rental income	24,880	206,950	—	231,830
FF&E reserve income	3,517	—	—	3,517
Total revenues	1,360,983	206,950	—	1,567,933

Expenses:
Hotel operating expenses	923,239	—	—	923,239
Depreciation and amortization	167,485	98,707	—	266,192
General and administrative	—	—	91,127	91,127
Acquisition related costs	885	—	—	885
Total expenses	1,091,609	98,707	91,127	1,281,443

Operating income (loss)	269,374	108,243	(91,127)	286,490

Dividend income	—	—	1,375	1,375
Interest income	—	—	227	227
Interest expense	—	—	(124,564)	(124,564)
Loss on early extinguishment of debt	—	—	(228)	(228)
Income (loss) before income taxes and equity in earnings of an investee	269,374	108,243	(214,317)	163,300
Income tax expense	—	—	(3,483)	(3,483)
Equity in earnings of an investee	—	—	107	107
Net income (loss)	$269,374	$108,243	$(217,693)	$159,924

	As of September 30, 2016
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$3,965,330	$2,504,865	$115,937	$6,586,132

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

	For the Three Months Ended September 30, 2015
	Hotels	Travel Centers	Corporate	Consolidated
Revenues:
Hotel operating revenues	$437,171	$—	$—	$437,171
Rental income	8,199	65,548	—	73,747
FF&E reserve income	968	—	—	968
Total revenues	446,338	65,548	—	511,886

Expenses:
Hotel operating expenses	308,603	—	—	308,603
Depreciation and amortization	54,100	30,161	—	84,261
General and administrative	—	—	19,831	19,831
Acquisition related costs	851	—	—	851
Total expenses	363,554	30,161	19,831	413,546

Operating income (loss)	82,784	35,387	(19,831)	98,340

Interest income	—	—	11	11
Interest expense	—	—	(36,628)	(36,628)
Income (loss) before income taxes and equity in losses of an investee	82,784	35,387	(56,448)	61,723
Income tax expense	—	—	(514)	(514)
Equity in losses of an investee	—	—	(24)	(24)
Net income (loss)	$82,784	$35,387	$(56,986)	$61,185

	For the Nine Months Ended September 30, 2015
	Hotels	Travel Centers	Corporate	Consolidated
Revenues:
Hotel operating revenues	$1,243,744	$—	$—	$1,243,744
Rental income	24,339	183,222	—	207,561
FF&E reserve income	3,159	—	—	3,159
Total revenues	1,271,242	183,222	—	1,454,464

Expenses:
Hotel operating expenses	870,689	—	—	870,689
Depreciation and amortization	159,421	84,391	—	243,812
General and administrative	—	—	53,820	53,820
Acquisition related costs	1,986	—	—	1,986
Total expenses	1,032,096	84,391	53,820	1,170,307

Operating income (loss)	239,146	98,831	(53,820)	284,157

Interest income	—	—	32	32
Interest expense	—	—	(107,918)	(107,918)
Income (loss) before income taxes, equity in earnings of an investee and gain on sale of real estate	239,146	98,831	(161,706)	176,271
Income tax expense	—	—	(1,445)	(1,445)
Equity in earnings of an investee	—	—	71	71
Income (loss) before gain on sale of real estate	239,146	98,831	(163,080)	174,897
Gain on sale of real estate	—	11,015	—	11,015
Net income (loss)	$239,146	$109,846	$(163,080)	$185,912

	As of December 31, 2015
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$3,892,316	$2,440,393	$62,088	$6,394,797

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
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
TA: TA was our 100% owned subsidiary until we distributed its common shares to our shareholders in 2007. TA is our largest tenant and property operator, leasing 37% of our gross carrying value of real estate properties as of September 30, 2016. We are TA’s largest shareholder; as of September 30, 2016, we owned 3,420,000 of TA’s common shares, representing approximately 8.8% of TA’s outstanding common shares.
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
On June 1, 2015, we entered a transaction agreement with TA. On June 22, 2016, we and TA amended the transaction agreement. We refer to the amended transaction agreement as the Transaction Agreement. Under the Transaction Agreement, among other things, we agreed to purchase from TA four travel centers upon the completion of their development at a purchase price equal to their development costs, including the cost of the land, and two existing travel centers then owned by TA and we agreed to lease back these properties to TA under our TA leases.
In connection with the Transaction Agreement, as amended:

•
On March 31, 2016, we purchased one of the development properties from TA for $19,683 and we and TA amended our TA No. 4 agreement to add this property and our annual minimum rent under our TA No. 4 agreement increased by $1,673.

•
On June 22, 2016, we purchased two existing travel centers then owned by TA for an aggregate of $23,876 and we and TA amended our TA No. 1 agreement and TA No. 3 agreement to add these properties, respectively, and our annual minimum rent under our TA No. 1 agreement and TA No. 3 agreement increased by $1,121 and $908, respectively. We and TA also amended our TA No. 5 agreement to extend its term to 2032.

•
On June 30, 2016, we purchased one of the development properties from TA for $22,297 and we and TA amended our TA No. 2 agreement to add this property and our annual minimum rent under our TA No. 2 agreement increased by $1,895.

•
On September 30, 2016, we purchased one of the two remaining development properties from TA for $16,557 and we and TA amended our TA No. 2 agreement to add this property and our annual minimum rent under our TA No. 2 agreement increased by $1,407.

•	We currently expect to purchase the one remaining development property from TA in the first quarter of 2017 at a purchase price equal to its development cost not to exceed $29,000.
Because of the relationships between us and TA, the terms of the Transaction Agreement, as amended, were negotiated and approved by special committees of our Board of Trustees and the TA board of directors composed of our Independent Trustees and TA’s independent directors who are not also trustees or directors of the other party, which committees were represented by separate counsel.
On September 14, 2016, we purchased a vacant land parcel adjacent to a property in Holbrook, AZ that we own and lease to TA for $325 and we and TA amended our TA No. 4 agreement to add this parcel and our annual minimum rent under our TA No. 4 agreement increased by $28.

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

As of September 30, 2016, we leased to TA a total of 198 travel centers. As of September 30, 2016, the number of travel centers leased, the terms, the annual minimum rents and the deferred rent balances under each of our TA leases were as follows:

	Number of Travel Centers	Initial Term End (1)	Minimum Annual Rent as of September 30, 2016	Deferred Rent (2) (3) (4)
TA No. 1 Lease	40	December 31, 2029	$50,885	$27,421
TA No. 2 Lease	40	December 31, 2028	51,696	29,107
TA No. 3 Lease	39	December 31, 2026	52,262	29,324
TA No. 4 Lease	39	December 31, 2030	49,629	21,233
TA No. 5 Lease	40	June 30, 2032	66,685	42,915
	198		$271,157	$150,000

(1)	TA has two renewal options of 15 years each under each of our TA leases.

(2)	Deferred rent for the TA Nos. 1, 2, 3 and 4 leases is due and payable on the respective initial term end dates noted above.

(3)	Deferred rent for the TA No. 5 lease is due and payable on June 30, 2024.

(4)	Deferred rent is subject to acceleration at our option upon an uncured default by, or a change in control of, TA.
We recognized rental income from TA of $69,866 and $65,548 for the three months ended September 30, 2016 and 2015, respectively, and $206,950 and $183,222 for the nine months ended September 30, 2016 and 2015, respectively. Rental income for the three months ended September 30, 2016 and 2015 includes $2,823 and $3,647, respectively, and the nine months ended September 30, 2016 and 2015 includes $10,053 and $5,452, respectively, of adjustments necessary to record the deferred rent obligations under our TA leases and the estimated future payments to us by TA for the cost of removing underground storage tanks on a straight line basis. Rental income for the nine months ended September 30, 2015 includes $2,048 of percentage rent recorded because the amount was no longer contingent as a result of the modifications to our TA leases in connection with the Transaction Agreement. As of September 30, 2016 and December 31, 2015, we had receivables for current rent amounts owed to us by TA and straight line rent adjustments of $62,655 and $40,988, respectively. These amounts are included in due from related persons in our condensed consolidated balance sheets.
We funded $20,255 and $29,734 for the three months ended September 30, 2016 and 2015, respectively, and $75,314 and $70,150 for the nine months ended September 30, 2016 and 2015, respectively, of qualifying capital improvements under our TA leases. As a result, TA’s annual minimum rent payable to us increased by $1,722, and $2,527 for the three months ended September 30, 2016 and 2015, respectively, and $6,402 and $5,963 for the nine months ended September 30, 2016 and 2015, respectively.
We determine percentage rent due under our TA leases annually and recognize any resulting amount as rental income when all contingencies are met. We had aggregate deferred percentage rent under our TA leases of $408 and $937 for the three and nine months ended September 30, 2016, respectively, net of any waived percentage rent. We had no deferred percentage rent for the three and nine months ended September 30, 2015. As of June 30, 2016, we had cumulatively waived all of the $2,500 of percentage rent we previously agreed to waive. We waived percentage rent of $271 for the three months ended September 30, 2015 and $372 and $819 for the nine months ended September 30, 2016 and 2015, respectively.
RMR LLC: Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $34,942 and $17,383 for the three months ended September 30, 2016 and 2015, respectively, and $83,547 and $45,832 for the nine months ended September 30, 2016 and 2015, respectively. The business management fees for the three and nine months ended September 30, 2016 include estimated 2016 incentive fees of $25,036 and $56,272, respectively, based on our common share total return as of September 30, 2016. The actual amount of incentive fees payable to RMR LLC for 2016, if any, will be based on our common share total return, as defined, for the three year period ending December 31, 2016, and will be payable in 2017. The net business management fees we recognized for the three and nine months ended September 30, 2015 included $8,561 and $17,383, respectively, of then estimated 2015 incentive fees; in January 2016, we paid RMR LLC an incentive fee of $62,263 for 2015. The net business management fees we recognized for the 2016 and 2015 periods are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

In accordance with the terms of our business management agreement, we issued 63,119 of our common shares to RMR LLC for the period from January 1, 2015 through May 31, 2015 as payment for a part of the business management fee we recognized for that period. Beginning June 1, 2015, all management fees under our business management agreement are paid in cash.
Pursuant to our property management agreement with RMR LLC, we recognized property management fees of $9 for both of the three months ended September 30, 2016 and 2015 and $34 and $24 for the nine months ended September 30, 2016 and 2015, respectively. These fees are payable to RMR LLC in connection with the management of the office building component of one of our hotels. These amounts are included in hotel operating expenses in our condensed consolidated statements of comprehensive income.
We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf. We reimbursed RMR LLC $45 and $38 for property management related expenses related to the office building component of one of our hotels for the three months ended September 30, 2016 and 2015, respectively, and $129 and $104 for the nine months ended September 30, 2016 and 2015, respectively. These amounts are included in hotel operating expenses in our condensed consolidated statements of comprehensive income.
We have historically awarded share grants to certain RMR LLC employees under our equity compensation plans.  In September 2016 and 2015, we awarded annual share grants of 79,100 and 76,250 of our common shares, respectively, to our officers and to other employees of RMR LLC. In September 2016, we purchased 19,677 of our common shares, at the closing price of our common shares on the Nasdaq on the date of purchase, from our officers and other employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. In addition, under our business management agreement we reimburse RMR LLC for our allocable costs for internal audit services. The amounts recognized as expense for share grants to RMR LLC employees and internal audit costs were $1,019 and $713 for the three months ended September 30, 2016 and 2015, respectively, and $2,125 and $1,838 for the nine months ended September 30, 2016 and 2015, respectively. These amounts are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.
We lease office space to RMR LLC in the office building component of one of our hotels. Pursuant to our lease agreement with RMR LLC, we recognized rental income from RMR LLC for leased office space of $9 and $26 for the three and nine months ended September 30, 2016 and 2015, respectively.
RMR Inc.:  In connection with our June 2015 acquisition of shares of class A common stock of The RMR Group Inc., or RMR Inc., we recorded a liability for the amount by which the estimated fair value of these shares exceeded the price we paid for these shares. This liability is included in accounts payable and other liabilities in our condensed consolidated balance sheets.  This liability is being amortized on a straight line basis through December 31, 2035 as an allocated reduction to our business management fee expense. We amortized $896 and $2,689 of this liability, respectively, for the three and nine months ended September 30, 2016, and $911 and $1,142 of this liability, respectively, for the three and nine months ended September 30, 2015. These amounts are included in the net business management fee amounts for such periods. As of September 30, 2016, the remaining unamortized amount of this liability was $69,073.
As of September 30, 2016, we owned 2,503,777 shares of class A common stock of RMR Inc. We receive dividends on our RMR Inc. class A common shares as declared and paid by RMR Inc. to all holders of its class A common shares. We received a dividend of $749 on our RMR Inc. class A common shares during the three months ended June 30, 2016, which was for the period from December 14, 2015 through March 31, 2016. We received a dividend of $626 on our RMR Inc. class A common shares during the three months ended September 30, 2016, which was for the period from April 1, 2016 through June 30, 2016.  On October 11, 2016, RMR Inc. declared a regular quarterly dividend of $0.25 per class A common share payable to shareholders of record on October 21, 2016.  RMR Inc. has stated that it expects to pay this dividend on or about November 17, 2016.
Our investment in RMR Inc. class A common shares is included in other assets in our condensed consolidated balance sheets and is recorded at fair value with the related unrealized gain (loss) included in cumulative other comprehensive income (loss) in our condensed consolidated balance sheets. We recognize the increase or decrease in the fair value of our RMR Inc. class A common shares each reporting period as unrealized gain (loss) on investment securities, which is a component of other comprehensive income (loss) in our condensed consolidated statements of comprehensive income. See Note 12 for further information on our investment in RMR Inc.

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Sonesta:  Sonesta is owned by our Managing Trustees. As of September 30, 2016, Sonesta managed 33 of our hotels pursuant to management and pooling agreements.
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
Pursuant to our Sonesta agreement, we recognized management, system and reservation fees and the cost to reimburse Sonesta for certain guest loyalty, marketing program and third party reservation transmission fees aggregating $6,712 and $5,742 for the three months ended September 30, 2016 and 2015, respectively, and $19,007 and $16,143 for the nine months ended September 30, 2016 and 2015, respectively. In addition, we recognized procurement and construction supervision fees to Sonesta of $344 and $496 for the three months ended September 30, 2016 and 2015, respectively, and $1,268 and $1,172 for the nine months ended September 30, 2016 and 2015, respectively. These amounts are included in hotel operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.
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
In July 2016, we entered into an agreement to acquire a full service hotel with 236 rooms located in Milpitas, CA for a purchase price of $52,000, excluding acquisition related costs. We subsequently terminated that agreement and in October 2016 we entered into a new agreement to acquire this hotel for $46,000, excluding acquisition related costs. We currently expect to complete this acquisition during the fourth quarter of 2016. This acquisition is subject to closing conditions; accordingly, we cannot be sure that we will acquire this property or that its acquisition will not be delayed or the terms of the acquisition will not change. Upon acquisition of this hotel, we intend to rebrand this hotel as a Sonesta hotel, to enter into a hotel management agreement with Sonesta for this property on terms consistent with our other Sonesta hotel management agreements. See Note 11 for further information regarding our Sonesta agreement.
AIC:  We and six other companies to which RMR LLC provides management services each own AIC in equal amounts. We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC. We paid aggregate annual premiums, including taxes and fees, of approximately $3,975 in connection with this insurance program for the policy year ending June 30, 2017, which amount may be adjusted from time to time as we acquire and dispose of properties that are included in this insurance program.
As of September 30, 2016 and December 31, 2015, our investment in AIC had a carrying value of $7,117 and $6,834, respectively. These amounts are included in other assets in our condensed consolidated balance sheets. We recognized income (loss) of $13 and ($24) related to our investment in AIC for the three months ended September 30, 2016 and 2015, respectively, and $107 and $71 for the nine months ended September 30, 2016 and 2015, respectively. Our other comprehensive income includes our proportionate part of unrealized gains (losses) on securities which are owned by AIC of $80 and ($72) for the three months ended September 30, 2016 and 2015, respectively, and $175 and ($91) for the nine months ended September 30, 2016 and 2015, respectively.
Directors’ and Officers’ Liability Insurance: We, RMR Inc., RMR LLC and certain companies to which RMR LLC provides management services participate in a combined directors’ and officers’ liability insurance policy. In September 2016, we participated in a one year extension of this combined directors’ and officers’ insurance policy through September 2018. Our premium for this policy extension was approximately $141.
See Note 11 for additional information about our agreements with TA and Sonesta.

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 11. Hotel Management Agreements and Leases
As of September 30, 2016, 302 of our hotels are leased to our TRSs and managed by independent hotel operating companies and three of our hotels are leased.
Marriott No. 1 agreement. Our management agreement with Marriott International, Inc., or Marriott, for 53 hotels provides that as of September 30, 2016 we are to be paid an annual minimum return of $68,583 to the extent that gross revenues of the hotels, after payment of hotel operating expenses and funding of the FF&E reserve, are sufficient to do so.  We do not have any security deposits or guarantees for our minimum returns from the 53 hotels included in our Marriott No. 1 agreement. Accordingly, the minimum returns we receive from these hotels managed by Marriott are limited to available hotel cash flows after payment of operating expenses and funding of the FF&E reserve. Marriott’s base and incentive management fees are only earned after we receive our minimum returns.  We realized minimum returns of $17,126 and $17,046 during the three months ended September 30, 2016 and 2015, respectively, and minimum returns of $51,361 and $51,080 during the nine months ended September 30, 2016 and 2015, respectively, under this agreement. We also realized additional returns of $4,372 and $10,621 during the three and nine months ended September 30, 2016, respectively, which represents our share of hotel cash flows in excess of the minimum returns due to us for the period.  We realized additional returns of $3,149 under this agreement during the three and nine months ended September 30, 2015.
We funded $2,265 for capital improvements at certain of the hotels included in our Marriott No. 1 agreement during the nine months ended September 30, 2016. We currently expect to fund $750 for capital improvements during the 2016 fourth quarter under this agreement. As we fund these improvements, the annual minimum returns payable to us increase by 10% of the amounts funded.
Marriott No. 234 agreement.  Our management agreement with Marriott for 68 hotels provides that as of September 30, 2016 we are to be paid an annual minimum return of $106,243.  We realized minimum returns of $26,571 and $26,553 during the three months ended September 30, 2016 and 2015, respectively, and minimum returns of $79,682 and $79,586 during the nine months ended September 30, 2016 and 2015, respectively, under this agreement. Pursuant to our Marriott No. 234 agreement, Marriott has provided us with a security deposit to cover minimum return payment shortfalls, if any.  Under this agreement, this security deposit may be replenished and increased up to $64,700 from our share of hotel cash flows in excess of the minimum returns due to us and certain management fees. Marriott’s base and incentive management fees are only earned after we receive our minimum returns. During the nine months ended September 30, 2016, our available security deposit was replenished by $11,198 from our share of hotel cash flows in excess of the minimum returns due to us for the period.  The available balance of this deposit was $17,449 as of September 30, 2016.  Pursuant to our Marriott No. 234 agreement, Marriott has also provided us with a limited guarantee which expires in 2019 for shortfalls up to 90% of our minimum returns, if and after the available security deposit has been depleted. The available balance of the guarantee was $30,672 as of September 30, 2016.
We did not make any fundings for capital improvements to our Marriott No. 234 hotels during the nine months ended September 30, 2016. We currently expect to fund $9,000 for capital improvements to certain hotels under our Marriott No. 234 agreement during the 2016 fourth quarter. As we fund these improvements, the annual minimum returns payable to us increase by 9% of the amounts funded.
Marriott No. 5 agreement. We lease one hotel in Kauai, HI to Marriott. This lease is guaranteed by Marriott and we realized $2,529 of rent for this hotel during each of the three months ended September 30, 2016 and 2015, and $7,587 of rent during each of the nine months ended September 30, 2016 and 2015.  The guarantee provided by Marriott with respect to this leased hotel is unlimited. On August 31, 2016, Marriott notified us that it will not exercise its renewal option at the expiration of the current lease term ending on December 31, 2019. Marriott has four renewal options for 15 years each.
InterContinental agreement. Our management agreement with InterContinental for 94 hotels provides that as of September 30, 2016, we are to be paid annual minimum returns and rents of $160,338.  We realized minimum returns and rents of $40,084 and $37,444 during the three months ended September 30, 2016 and 2015, respectively, and minimum returns and rents of $118,372 and $109,461 during the nine months ended September 30, 2016 and 2015, respectively, under this agreement.  We also realized additional returns under this agreement of $3,563 and $2,607 during the three months ended September 30, 2016 and 2015, respectively, and of $7,467and $5,784 during the nine months ended September 30, 2016 and 2015, respectively, from our share of hotel cash flows in excess of our minimum returns and rents due to us for those periods.

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Pursuant to our InterContinental agreement, InterContinental has provided us with a security deposit to cover minimum payment shortfalls, if any.  Under this agreement, InterContinental is required to maintain a minimum security deposit of $37,000 and this security deposit may be replenished and increased up to $100,000 from a share of future cash flows from the hotels, in excess of our minimum returns and certain management fees.
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
During the nine months ended September 30, 2016, the available security deposit was replenished by $23,747 from a share of the hotels’ cash flows in excess of the minimum payments due to us for the period.  The available balance of this security deposit was $70,963 as of September 30, 2016.
We did not make any fundings for capital improvements to our InterContinental hotels during the nine months ended September 30, 2016. We currently expect to fund $17,500 for capital improvements to certain hotels under our InterContinental agreement during the 2016 fourth quarter. As we fund these improvements, the annual minimum returns and rents payable to us increase by 8% of the amounts funded.
Sonesta agreement. Our Sonesta agreement provides that we are to be paid an annual minimum return ($85,964 as of September 30, 2016) equal to 8% of our invested capital, as defined in the agreement, to the extent that gross revenues of the hotels, after payment of hotel operating expenses, including certain management fees to Sonesta, are sufficient to do so.  We do not have a security deposit or guarantee for our hotels managed by Sonesta.  Accordingly, the returns we currently receive from hotels managed by Sonesta are limited to available hotel cash flows after payment of operating expenses. Sonesta’s incentive management fees, but not its other fees, are only earned after we receive our minimum returns and an imputed FF&E escrow. We realized returns of $19,133 and $13,186 during the three months ended September 30, 2016 and 2015, respectively, and returns of $51,279 and $39,985 during the nine months ended September 30, 2016 and 2015, respectively, under this agreement.
Our Sonesta agreement does not require FF&E escrow deposits and we are required to fund capital expenditures made at our Sonesta hotels.  We funded $44,017 for renovations and other capital improvements to hotels included in our Sonesta agreement during the nine months ended September 30, 2016.  We currently expect to fund $23,860 for renovations and other capital improvements during the 2016 fourth quarter under this agreement.  The annual minimum returns due to us under the Sonesta agreement increase by 8% of the amounts funded in excess of threshold amounts, as defined therein. See Note 10 for further information regarding our relationship with Sonesta.
Wyndham agreements. Our management agreement with Wyndham Hotel Group, or Wyndham, for 22 hotels provides that as of September 30, 2016, we are to be paid annual minimum returns of $26,805.  We realized returns of $6,687 and $6,599 during the three months ended September 30, 2016 and 2015, respectively, and returns of $20,009 and $19,706 during the nine months ended September 30, 2016 and 2015, respectively, under this agreement. Pursuant to our Wyndham agreement, Wyndham has provided us with a guarantee, which is limited to $35,656 ($3,416 remaining at September 30, 2016), subject to an annual payment limit of $17,828, and expires on July 28, 2020. During the nine months ended September 30, 2016, Wyndham made $592 of guaranty payments to us.
We also lease 48 vacation units in one of our hotels to Wyndham Vacation Resorts, Inc., a subsidiary of Wyndham, or Wyndham Vacation, which requires annual minimum rents to us of $1,366.  The guarantee provided by Wyndham with respect to the Wyndham Vacation lease for part of one hotel is unlimited.  We realized rents of $341 and $332 during the three months ended September 30, 2016 and 2015, respectively, and rents of $1,024 and $994 during the nine months ended September 30, 2016 and 2015, respectively, under our Wyndham agreements.
Under our Wyndham agreement, the FF&E reserve funding required for all hotels included in the agreement is subject to available cash flows after payment of our minimum return.  The reserve amount is 4% of total hotel sales in 2016 and increases to 5% of total hotel sales in 2017 through the end of the agreement term in 2038.  No FF&E escrow deposits were made during the nine months ended September 30, 2016 due to insufficient available cash flows generated at these hotels.
We funded $2,439 for capital improvements to certain hotels included in our Wyndham agreement during the nine months ended September 30, 2016.  We currently expect to fund $2,000 for capital improvements to certain hotels during the 2016

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

fourth quarter under this agreement.  As we fund these improvements, the annual minimum returns payable to us increase by 8% of the amounts funded.
TA agreements.    Our 198 owned travel centers are leased to and operated by a subsidiary of TA under five agreements. Our TA Nos. 1, 2 and 5 leases for 40 travel centers each expire in 2029, 2028 and 2032, respectively, and have two 15 year renewal options. Our TA Nos. 3 and 4 leases for 39 travel centers each expire in 2026 and 2030, respectively, and each have two 15 year renewal options. TA has guaranteed its subsidiary tenants’ obligations under these leases. Our travel center leases with TA do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components. Under all of our TA leases, TA may request that we fund capital improvements to the leased facilities in return for minimum rent increases. TA is not obligated to request and we are not obligated to fund any such improvements. We funded $75,314 for capital improvements to our travel center properties during the nine months ended September 30, 2016. We currently expect to fund approximately $30,000 for renovations and other capital improvements during the 2016 fourth quarter. As we fund these improvements, the annual minimum rents payable to us increase by 8.5% of the amounts funded. See Note 10 for further information about our TA leases.
Other management agreement and lease matters. As of November 8, 2016, all payments due to us from our managers and tenants under our other operating agreements were current.  Minimum return and minimum rent payments due to us under some of these other hotel management agreements and leases are supported by guarantees.  The guarantee provided by Hyatt Hotels Corporation, or Hyatt, with respect to the 22 hotels managed by Hyatt is limited to $50,000 ($18,654 remaining at September 30, 2016).  The guarantee provided by Carlson with respect to the 11 hotels managed by Carlson is limited to $40,000 ($29,047 remaining at September 30, 2016).
Guarantees and security deposits generally. When we reduce the amounts of the security deposits we hold for payment deficiencies at our managed and leased hotels, we record income equal to the amounts by which this deposit is reduced up to the minimum return or minimum rent due to us. However, reducing the security deposits does not result in additional cash flows to us of the deficiency amounts, but reducing amounts of security deposits may reduce the refunds due to the respective lessees or managers who have provided us with these deposits upon expiration of the respective lease or management agreement. The security deposits are non-interest bearing and are not held in escrow. Under these agreements, any amount of the security deposits which are applied to payment deficits may be replenished from a share of future cash flows from the applicable hotel operations pursuant to the terms of the respective agreements.
Net operating results of our managed hotel portfolios exceeded the minimum returns due to us in both the three months ended September 30, 2016 and 2015.  Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $2,248 and $6,560 less than the minimum returns due to us in the three months ended September 30, 2016 and 2015, respectively, and $12,618 and $17,395 less than the minimum returns due to us for the nine months ended September 30, 2016 and 2015, respectively.  When the managers of these hotels fund these shortfalls under the terms of our operating agreements or their guarantees, we reflect such fundings (including security deposit applications) in our condensed consolidated statements of comprehensive income as a reduction of hotel operating expenses. There was no reduction to hotel operating expenses in the three months ended September 30, 2016 and 2015, and reductions of $592 and $1,295 in the nine months ended September 30, 2016 and 2015, respectively, as a result of such fundings. We had shortfalls at certain of our managed hotel portfolios not funded by the managers of these hotels under the terms of our operating agreements of $2,248 and $6,560, and $12,026 and $16,100 in the three and nine months ended September 30, 2016 and 2015, respectively, which represent the unguaranteed portions of our minimum returns from Sonesta.
Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $35,123 and $28,969 more than the minimum returns due to us in the three months ended September 30, 2016 and 2015, respectively, and $80,867 and $65,973 more than the minimum returns due to us in the nine months ended September 30, 2016 and 2015, respectively. Certain of our guarantees and our security deposits may be replenished by a share of these excess cash flows from the applicable hotel operations in excess of the minimum returns due to us pursuant to the terms of the respective operating agreements.  When our guarantees and our security deposits are replenished by cash flows from hotel operations, we reflect such replenishments in our condensed consolidated statements of comprehensive income as an increase to hotel operating expenses.  Hotel operating expenses were increased by $15,103 and $11,970 in the three months ended September 30, 2016 and 2015, respectively, and $33,897 and $27,551 in the nine months ended September 30, 2016 and 2015, respectively, as a result of such replenishments.

Note 12.  Fair Value of Assets and Liabilities

The table below presents certain of our assets carried at fair value at September 30, 2016, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

		Fair Value at September 30, 2016 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Carrying Value at	Identical Assets	Observable Inputs	Unobservable Inputs
Description	September 30, 2016	(Level 1)	(Level 2)	(Level 3)
Investment in TA (1)	$24,487	$24,487	$—	$—
Investment in RMR Inc.(2)	$94,993	$94,993	$—	$—

(1)
Our 3,420,000 common shares of TA, which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs).  Our historical cost basis for these shares is $17,407 as of September 30, 2016.  The unrealized gain of $7,080 for these shares as of September 30, 2016 is included in cumulative other comprehensive income (loss) in our condensed consolidated balance sheets.

(2)
Our 2,503,777 shares of class A common stock of RMR Inc., which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs).  Our historical cost basis for these shares is $66,374 as of September 30, 2016.  The unrealized gain of $28,619 for these shares as of September 30, 2016 is included in cumulative other comprehensive income (loss) in our condensed consolidated balance sheets.

In addition to the investment securities included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, revolving credit facility, term loan, senior notes and security deposits. At September 30, 2016 and December 31, 2015, the fair values of these additional financial instruments approximated their carrying values in our condensed consolidated balance sheets due to their short term nature or variable interest rates, except as follows:

	September 30, 2016		December 31, 2015
	Carrying	Fair	Carrying	Fair
	Value (1)	Value	Value (1)	Value
Senior Unsecured Notes, due 2016 at 6.30% (2)	—	—	$274,869	$275,813
Senior Unsecured Notes, due 2017 at 5.625% (3)	—	—	299,576	311,181
Senior Unsecured Notes, due 2018 at 6.70%	349,246	363,426	348,821	370,438
Senior Unsecured Notes, due 2021 at 4.25% (4)	393,697	425,874	—	—
Senior Unsecured Notes, due 2022 at 5.00%	492,884	544,650	491,974	515,760
Senior Unsecured Notes, due 2023 at 4.50%	298,062	311,609	297,845	295,709
Senior Unsecured Notes, due 2024 at 4.65%	346,978	361,205	346,674	346,010
Senior Unsecured Notes, due 2025 at 4.50%	344,196	356,846	343,680	338,426
Senior Unsecured Notes, due 2026 at 5.25% (4)	339,415	372,173	—	—
Convertible Unsecured Senior Notes, due 2027 at 3.8%	8,478	8,553	8,478	8,697
Total financial liabilities	$2,572,956	$2,744,336	$2,411,917	$2,462,034

(1)	Carrying value includes unamortized discounts and certain issuance costs.

(2)	These senior notes were redeemed at par plus accrued interest in March 2016.

(3)	These senior notes were redeemed at par plus accrued interest in September 2016.

(4)	These senior notes were issued in February 2016.
At September 30, 2016, we estimated the fair values of our senior notes using an average of the bid and ask price of our then outstanding issuances of senior notes (Level 2 inputs).  We estimated the fair value of our convertible senior notes using discounted cash flow analyses and currently prevailing market interest rates (Level 3 inputs) because no market quotes or other observable inputs for these notes were available at September 30, 2016 and December 31, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2015 Annual Report. We are a REIT organized under Maryland law.

Overview (dollar amounts in thousands, except share amounts)
Management agreements and leases.  At September 30, 2016, we owned 305 hotels operated under nine agreements; 302 of these hotels are leased by us to our wholly owned TRSs and managed by hotel operating companies and three are leased to hotel operating companies.  At September 30, 2016, our 198 owned travel centers are leased to TA under five agreements. Our condensed consolidated statements of comprehensive income include operating revenues and expenses of our managed hotels and rental income from our leased hotels and travel centers.
Many of our operating agreements contain security features, such as guarantees and security deposits, which are intended to protect minimum returns and rents due to us in accordance with our agreements regardless of property performance. However, the effectiveness of various security features to provide us uninterrupted receipt of minimum returns and rents is not assured, especially if economic conditions generally decline for a prolonged period. Also, certain of the guarantees that we hold are limited in amount and duration and do not provide for payment of the entire amount of the applicable minimum returns. If our tenants, managers or guarantors do not earn or pay the minimum returns and rents due to us, our cash flows will decline and we may be unable to repay our debt, fund our debt service obligations, pay distributions to our shareholders or the amounts of our distributions may decline.
Hotel operations. During the three and nine months ended September 30, 2016, the U.S. hotel industry generally realized increases in average daily rate, or ADR, and revenue per available room, or RevPAR, when compared to the same periods in 2015.  The U.S. hotel industry generally realized stable occupancy during the three and nine months ended September 30, 2016 compared to the 2015 periods. As a result, the growth in RevPAR for the U.S. hotel industry has generally been lower in 2016 compared to 2015. During the three and nine months ended September 30, 2016, our comparable hotels that we owned continuously since January 1, 2015 have produced year over year increases in RevPAR and occupancy in excess of the hotel industry generally that we believe are, in part, a result of recent renovations we made to our hotels.  However, we believe that certain of our hotels acquired since January 1, 2015 were negatively impacted by brand conversions and by the disruption and displacement caused by our renovation activities at those hotels during 2015 and the three and nine months ended September 30, 2016.
For the three months ended September 30, 2016 compared to the same period in 2015 for our 293 comparable hotels that we owned continuously since July 1, 2015: ADR increased 3.3% to $126.58; occupancy increased 0.4 percentage points to 80.4%; and RevPAR increased 3.8% to $101.77.
For the three months ended September 30, 2016 compared to the same period in 2015 for our 305 hotels: ADR increased 3.0% to $126.69; occupancy increased 0.4 percentage points to 80.0%; and RevPAR increased 3.5% to $101.35.
For the nine months ended September 30, 2016 compared to the same period in 2015 for our 291 comparable hotels that we owned continuously since January 1, 2015: ADR increased 3.4% to $125.95; occupancy increased 0.8 percentage points to 78.1%; and RevPAR increased 4.5% to $98.37.
For the nine months ended September 30, 2016 compared to the same period in 2015 for our 305 hotels: ADR increased 3.1% to $125.94; occupancy increased 0.1 percentage points to 77.3%; and RevPAR increased 3.2% to $97.35.
Additional details of our hotel operating agreements and agreements with TA are set forth in Notes 10 and 11 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the table and notes thereto on pages 32 through 34 below.

Results of Operations (dollar amounts in thousands, except share amounts)
Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

	For the Three Months Ended September 30,
			Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$464,173	$437,171	$27,002	6.2%
Rental income - hotels	8,412	8,199	213	2.6%
Rental income - travel centers	69,866	65,548	4,318	6.6%
Total rental income	78,278	73,747	4,531	6.1%
FF&E reserve income	1,065	968	97	10.0%

Expenses:
Hotel operating expenses	322,012	308,603	13,409	4.3%
Depreciation and amortization - hotels	56,397	54,100	2,297	4.2%
Depreciation and amortization - travel centers	33,742	30,161	3,581	11.9%
Total depreciation and amortization	90,139	84,261	5,878	7.0%
General and administrative	37,739	19,831	17,908	90.3%
Acquisition related costs	156	851	(695)	(81.7)%

Operating income	93,470	98,340	(4,870)	(5.0)%

Dividend income	626	—	626	n/m
Interest income	89	11	78	709.1%
Interest expense	(41,280)	(36,628)	(4,652)	12.7%
Loss on early extinguishment of debt	(158)	—	(158)	n/m
Income before income taxes and equity earnings (losses) of an investee	52,747	61,723	(8,976)	(14.5)%
Income tax expense	(948)	(514)	(434)	84.4%
Equity in earnings (losses) of an investee	13	(24)	37	n/m
Net income	51,812	61,185	(9,373)	(15.3)%
Preferred distributions	(5,166)	(5,166)	—	—%
Net income available for common shareholders	$46,646	$56,019	$(9,373)	(16.7)%
			—
Weighted average shares outstanding (basic)	157,217	151,359	5,858	3.9%
Weighted average shares outstanding (diluted)	157,263	151,386	5,877	3.9%

Net income available for common shareholders per common share (basic and diluted)	$0.30	$0.37	$(0.07)	(18.9)%

References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended September 30, 2016, compared to the three months ended September 30, 2015.
Hotel operating revenues. The increase in hotel operating revenues is a result of increased revenues at certain of our managed hotels due to increases in ADR and higher occupancies ($25,987) and the effects of our hotel acquisitions since July 1, 2015 ($10,313) partially offset by decreased revenues at certain of our managed hotels as a result of lower occupancies compared to the 2015 period ($8,511) and decreased revenues at certain hotels undergoing renovations during all or part of the 2016 period primarily resulting in lower occupancies ($787).  Additional operating statistics of our hotels are included in the table on page 35.
Rental income - hotels. The increase in rental income - hotels is a result of contractual rent increases under certain of our hotel leases and increases in the minimum rents due to us as we funded improvements at certain of our leased hotels since July 1, 2015.  Rental income - hotels for the 2016 and 2015 periods includes $109 and $105, respectively, of adjustments to record rent on a straight line basis.

Rental income - travel centers. The increase in rental income - travel centers is a result of increases in the minimum rents due to us from TA for our travel center acquisitions since July 1, 2015 ($3,115) and for improvements we purchased at certain of our travel centers since July 1, 2015 ($2,027), partially offset by a decrease in straight line rent adjustments related to previously deferred rent amounts under our TA leases ($824). Rental income - travel centers for the 2016 and 2015 periods includes $2,823 and $3,647, respectively, of adjustments necessary to record scheduled rent increases under our TA leases, the deferred rent obligations payable to us under our TA leases and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks on a straight line basis.
FF&E Reserve income. FF&E reserve income represents amounts paid by certain of our hotel tenants into restricted accounts owned by us, the purpose of which is to accumulate funds for future capital expenditures. The terms of our hotel leases require these amounts to be calculated as a percentage of total sales at our hotels. We do not report the amounts, if any, which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income. The increase in FF&E reserve income is the result of increased sales at certain of our leased hotels and an increased FF&E contribution percentage required by one of our hotel leases.
Hotel operating expenses. The increase in hotel operating expenses is a result of our hotel acquisitions since July 1, 2015 ($6,665), an increase in wage and benefit costs, sales and marketing expenses and other operating costs at certain of our managed hotels resulting primarily from higher occupancies ($4,405) and an increase in the amount of guaranty and security deposit replenishments under certain of our hotel management agreements ($3,134), partially offset by operating expense decreases at certain managed hotels undergoing renovations during the 2016 period due to lower occupancies ($795). Certain of our guarantees and our security deposits which have been applied to payment deficits may be replenished from a share of subsequent cash flows from the applicable hotel operations pursuant to the terms of the respective operating agreements.  When our guarantees and our security deposits are replenished by cash flows from hotel operations, we reflect such replenishments in our condensed consolidated statements of comprehensive income as an increase to hotel operating expenses.
Depreciation and amortization - hotels. The increase in depreciation and amortization - hotels is due to the depreciation and amortization of assets acquired with funds from our FF&E reserves or directly funded by us since July 1, 2015 ($2,330) and our hotel acquisitions since July 1, 2015 ($2,072), partially offset by certain of our depreciable assets becoming fully depreciated since July 1, 2015 ($2,105).
Depreciation and amortization - travel centers. The increase in depreciation and amortization - travel centers is due to the depreciation and amortization of travel center improvements we purchased since July 1, 2015 ($2,577) and the effect of our travel center acquisitions since July 1, 2015 ($1,043), partially offset by certain of our depreciable assets becoming fully depreciated since July 1, 2015 ($39).
General and administrative. The increase in general and administrative costs is primarily due to an increase in estimated business management incentive fees ($16,475) and higher professional services and stock compensation costs ($1,433).
Acquisition related costs. Acquisition related costs represent legal and other costs incurred in connection with our acquisition activities.
Operating income. The decrease in operating income in the 2016 period compared to the 2015 period is primarily due to the revenue and expense changes discussed above.
Dividend income. Dividend income represents dividends received during the 2016 period from our investment in RMR Inc.
Interest income. The increase in interest income is due to higher average cash balances during the 2016 period.
Interest expense. The increase in interest expense is due to higher average borrowings and a higher weighted average interest rate in the 2016 period.
Loss on early extinguishment of debt. We recorded a $158 loss on early extinguishment of debt in the 2016 period in connection with our redemption of certain senior notes.
Income tax expense. The increase in income tax expense is due primarily to higher foreign taxes in the 2016 period due to an increase in the amount of certain foreign sourced income subject to income taxes and higher state income taxes as a result of a higher estimated effective state tax rate compared to the 2015 period.
Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of earnings of AIC.

Net income and net income available for common shareholders. The decrease in net income and net income available for common shareholders in the 2016 period compared to the 2015 period is primarily due to the revenue and expense changes discussed above. The percentage decrease in net income available for common shareholders per common share is higher primarily as a result of the higher number of weighted average common shares outstanding for the 2016 period due to our issuance of common shares pursuant to a public offering in August 2016.
Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

	For the Nine Months Ended September 30,
			Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$1,332,586	$1,243,744	$88,842	7.1%
Rental income - hotels	24,880	24,339	541	2.2%
Rental income - travel centers	206,950	183,222	23,728	13.0%
Total rental income	231,830	207,561	24,269	11.7%
FF&E reserve income	3,517	3,159	358	11.3%

Expenses:
Hotel operating expenses	923,239	870,689	52,550	6.0%
Depreciation and amortization - hotels	167,485	159,421	8,064	5.1%
Depreciation and amortization - travel centers	98,707	84,391	14,316	17.0%
Total depreciation and amortization	266,192	243,812	22,380	9.2%
General and administrative	91,127	53,820	37,307	69.3%
Acquisition related costs	885	1,986	(1,101)	(55.4)%

Operating income	286,490	284,157	2,333	0.8%

Dividend income	1,375	—	1,375	n/m
Interest income	227	32	195	609.4%
Interest expense	(124,564)	(107,918)	(16,646)	15.4%
Loss on early extinguishment of debt	(228)	—	(228)	n/m
Income before income taxes, equity earnings of an investee and gain on sale of real estate	163,300	176,271	(12,971)	(7.4)%
Income tax expense	(3,483)	(1,445)	(2,038)	141.0%
Equity in earnings of an investee	107	71	36	50.7%
Income before gain on sale of real estate	159,924	174,897	(14,973)	(8.6)%
Gain on sale of real estate	—	11,015	(11,015)	n/m
Net income	159,924	185,912	(25,988)	(14.0)%
Preferred distributions	(15,498)	(15,498)	—	—%
Net income available for common shareholders	$144,426	$170,414	$(25,988)	(15.2)%

Weighted average shares outstanding (basic)	153,357	150,476	2,881	1.9%
Weighted average shares outstanding (diluted)	153,390	150,863	2,527	1.7%

Net income available for common shareholders per common share (basic and diluted)	$0.94	$1.13	$(0.19)	(16.8)%

References to changes in the income and expense categories below relate to the comparison of consolidated results for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015.
Hotel operating revenues. The increase in hotel operating revenues is a result of increased revenues at certain of our managed hotels due to increases in ADR and higher occupancies ($76,285) and the effects of our hotel acquisitions since January 1, 2015 ($32,322), partially offset by decreased revenues at certain of our managed hotels as a result of lower occupancies compared to the 2015 period ($19,023) and decreased revenues at certain of our hotels as a result of undergoing renovations during all or part of the 2016 period primarily resulting in lower occupancies ($742).  Additional operating statistics of our hotels are included in the table on page 35.
Rental income - hotels. The increase in rental income - hotels is a result of contractual rent increases under certain of our hotel leases and increases in the minimum rents due to us as we funded improvements at certain of our leased hotels since January 1, 2015.  Rental income - hotels for the 2016 and 2015 periods includes $324 and $355, respectively, of adjustments to record rent on a straight line basis.
Rental income - travel centers. The increase in rental income - travel centers is a result of increases in the minimum rents due to us from TA for our travel center acquisitions since January 1, 2015 ($14,289) and improvements we purchased at certain of our travel centers since January 1, 2015 ($8,972) and an increase in straight line rent adjustments related to previously deferred rent amounts under our TA leases ($4,601), partially offset by a decrease in rents related to our sale of five travel centers in June 2015 ($2,086) and a decrease in percentage rent ($2,048). Rental income - travel centers for the 2016 and 2015 periods includes $10,053 and $5,452, respectively, of adjustments necessary to record scheduled rent increases under our TA leases, the deferred rent obligations payable to us under our TA leases and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks on a straight line basis.
FF&E Reserve income. The increase in FF&E reserve income is the result of increased sales at certain of our leased hotels and an increased FF&E contribution percentage required by one of our hotel leases.
Hotel operating expenses. The increase in hotel operating expenses is a result of an increase in wage and benefit costs, sales and marketing expenses and other operating costs at certain of our managed hotels resulting primarily from higher occupancies ($25,160), the effect of our hotel acquisitions since January 1, 2015 ($18,185), an increase in the amount of security deposits and guarantees replenished under certain of our hotel management agreements ($7,049) and an increase in real estate taxes at certain of our hotels ($3,423), partially offset by operating expense decreases at certain managed hotels undergoing renovations during the 2016 period due to lower occupancies ($1,267).  When our managers fund shortfalls of our minimum returns under the terms of our operating agreements or their guarantees, we reflect such fundings (including security deposit applications) in our condensed consolidated statements of comprehensive income as a reduction of hotel operating expenses.  Certain of our guarantees and our security deposits which have been applied to payment deficits may be replenished from a share of subsequent cash flows from the applicable hotel operations pursuant to the terms of the respective operating agreements.  When our guarantees and our security deposits are replenished by cash flows from hotel operations, we reflect such replenishments in our condensed consolidated statements of comprehensive income as an increase to hotel operating expenses.
Depreciation and amortization - hotels. The increase in depreciation and amortization - hotels is due to the effect of the depreciation and amortization of assets acquired with funds from our FF&E reserves or directly funded by us since January 1, 2015 ($9,154) and our hotel acquisitions since January 1, 2015 ($7,802), partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2015 ($8,892).
Depreciation and amortization - travel centers. The increase in depreciation and amortization - travel centers is due to the depreciation and amortization of travel center improvements we purchased since January 1, 2015 ($7,963) and the effect of our travel center acquisitions since January 1, 2015 ($6,479), partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2015 ($126).
General and administrative. The increase in general and administrative costs is primarily due to an increase in estimated business management incentive fees ($38,889), partially offset by the amortization of the liability we recorded in connection with our acquisition of RMR Inc. shares in June 2015 and lower professional services costs.
Acquisition related costs. Acquisition related costs represent legal and other costs incurred in connection with our acquisition activities.
Operating income. The increase in operating income in the 2016 period compared to the 2015 period is primarily due to the revenue and expense changes discussed above.
Dividend income. Dividend income represents dividends received during the 2016 period from our investment in RMR Inc.
Interest income. The increase in interest income is due to higher average cash balances during the 2016 period.
Interest expense. The increase in interest expense is due primarily to higher average borrowings and a higher weighted average interest rate in the 2016 period.

Loss on early extinguishment of debt. We recorded a $228 loss on early extinguishment of debt in the 2016 period in connection with our redemptions of certain senior notes.
Income tax expense. The increase in income tax expense is due primarily to higher foreign taxes in the 2016 period due to an increase in the amount of certain foreign sourced income subject to income taxes.
Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of earnings of AIC.
Gain on sale of real estate. We recorded an $11,015 gain on sale of real estate in the 2015 period in connection with the sale of five travel centers.
Net income and net income available for common shareholders. The decrease in net income and net income available for common shareholders in the 2016 period compared to the 2015 period is due to the revenue and expense changes discussed above. The percentage decrease in net income available for common shareholders per share is higher primarily as a result of the higher number of weighted average common shares outstanding for the 2016 period due to our issuance of common shares pursuant to a public offering in August 2016.

Liquidity and Capital Resources (dollar amounts in thousands, except share amounts)
Our Managers and Tenants
As of September 30, 2016, 303 of our hotels are included in one of seven portfolio agreements and two of our hotels are not included in a portfolio and are leased to hotel operating companies. Our 198 travel centers are leased under five portfolio agreements. All costs of operating and maintaining our properties are paid by the hotel managers as agents for us or by our tenants for their own account. Our hotel managers and tenants derive their funding for property operating expenses and for returns and rents due to us generally from property operating revenues and, to the extent that these parties themselves fund our minimum returns and minimum rents, from their separate resources. Our hotel managers and tenants are Marriott, InterContinental, Sonesta, Wyndham, Hyatt, Carlson and Morgans Hotel Group, or Morgans. Our travel centers are leased to TA.
We define coverage for each of our hotel management agreements or leases as total property level revenues minus all property level expenses and FF&E reserve escrows which are not subordinated to the minimum returns and minimum rents due to us divided by the minimum returns or minimum rent payments due to us. More detail regarding coverage, guarantees and other features of our hotel operating agreements is presented in the tables and related notes on pages 32 through 34. For the twelve months ended September 30, 2016, three of our nine hotel operating agreements, representing 16% of our total annual minimum returns and minimum rents, generated coverage of less than 1.0x (with a range among those three hotel operating agreements of 0.73x to 0.94x).
We define coverage for our travel center leases as property level revenues minus all property level expenses divided by the minimum rent payments due to us.  During the twelve months ended September 30, 2016, the operating results from our 198 properties in our five travel center leases generated coverage of 1.59x. Because a large percentage of TA’s business is conducted at properties leased from us, property level rent coverage may not be an appropriate way to evaluate TA’s ability to pay rents due to us. We believe property level rent coverage is nonetheless one useful indicator of the performance and value of our properties as we believe it is what an operator interested to acquire these properties or the leaseholds might use to evaluate the contribution of these properties to their earnings before corporate level expenses.
Three hundred twenty-two (322) of our properties, representing 58% of our aggregate annual minimum returns and rents as of September 30, 2016, are operated under 10 management arrangements or leases which are subject to full or limited guarantees. These guarantees may provide us with continued payments if the property level cash flows fail to equal or exceed guaranteed amounts due to us. Our minimum returns and minimum rents for 94 hotels, representing 21% of our aggregate annual minimum returns and rents as of September 30, 2016, are secured by a security deposit which we control. Some of our managers and tenants, or their affiliates, may also supplement cash flows from our properties in order to make payments to us and preserve their rights to continue operating our properties even if they are not required to do so by guarantees or security deposits. Guarantee payments, security deposit applications or supplemental payments to us, if any, made under any of our management agreements or leases do not subject us to repayment obligations, but, under some of our agreements, the manager or tenant may recover these guarantee or supplemental payments and the security deposits may be replenished from a share of the subsequent cash flows from our properties after our future minimum returns and minimum rents are paid.

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
Our Operating Liquidity and Capital Resources
Our principal sources of funds to meet operating and capital expenses, debt service obligations and distributions to shareholders are minimum returns from our managed hotels, minimum rents from our leased hotels and travel centers and borrowings under our revolving credit facility. We receive minimum returns and minimum rents from our managers and tenants monthly. We may receive additional returns, percentage returns and rents and our share of the operating profits of our managed hotels after payment of management fees and other deductions, if any, either monthly or quarterly, and these amounts are usually subject to an annual true up. This flow of funds has historically been sufficient for us to pay our operating and capital expenses, interest expense on our debt and distributions to shareholders. We believe that these sources of funds will be sufficient to meet our operating and capital expenses, interest expense on our debt and distributions to our shareholders for the next twelve months and the foreseeable future thereafter. However, as a result of economic conditions or otherwise, our managers and tenants may become unable or unwilling to pay minimum returns and minimum rents to us when due, and, as a result, our cash flows and net income will decline and we may need to reduce the amount of, or even eliminate, our distributions to common shareholders.
Changes in our cash flows for the nine months ended September 30, 2016 compared to the same period in 2015 were as follows: (1) cash flows provided by operating activities decreased from $374,906 in 2015 to $360,078 in 2016; (2) cash used in investing activities decreased from $575,254 in 2015 to $331,249 in 2016; and (3) cash flows from financing activities changed from $195,889 of cash provided by financing activities in 2015 to $32,977 of cash used in financing activities in 2016.
The decrease in cash provided by operating activities for the nine months ended September 30, 2016 as compared to the prior year period is primarily due to our payment of an incentive management fee of $62,263 to RMR LLC in January 2016 and higher interest payments, partially offset by an increase in the minimum returns and rents paid to us due to our funding of improvements to our hotels and travel centers, the improved operating performance at certain of our hotels and our acquisitions since January 1, 2015 and an increase in security deposits received and replenished. The decrease in cash used in investing activities for the nine months ended September 30, 2016 as compared to the prior year period is primarily due to decreases in our real estate acquisitions and funding of improvements to our properties. The change in cash flows from financing activities for the nine months ended September 30, 2016 as compared to the prior year period is primarily due to net debt repayments in the 2016 period compared to the net borrowings in the prior year period partially offset by proceeds from our issuance of common shares in the 2016 period.
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
Our Investment and Financing Liquidity and Capital Resources
Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the nine months ended September 30, 2016, our hotel managers and hotel tenants deposited $55,518 to these accounts and spent $48,388 from the FF&E reserve escrow accounts to renovate and refurbish our hotels.  As of September 30, 2016, there was $60,606 on deposit in these escrow accounts, which was held directly by us and is reflected in our condensed consolidated balance sheets as restricted cash.
Our hotel operating agreements generally provide that, if necessary, we may provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. To the extent we make such additional fundings, our annual minimum returns or minimum rents generally increase by a percentage of the amount we fund. During the nine months ended September 30, 2016, we funded $48,721 for capital improvements in excess of FF&E reserve fundings available from hotel operations to our hotels as follows:

•
During the nine months ended September 30, 2016, we funded $2,265 for capital improvements to hotels included in our Marriott No. 1 agreement using cash on hand and borrowings under our revolving credit facility. We currently expect to fund $750 for capital improvements under this agreement during the 2016 fourth quarter using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the annual minimum returns payable to us increase.

•
We did not make any fundings for capital improvements to hotels under our Marriott No. 234 agreement during the nine months ended September 30, 2016. We currently expect to fund $9,000 for capital improvements under this agreement during the 2016 fourth quarter using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the annual minimum returns payable to us increase.

•
We did not make any fundings for capital improvements to hotels under our InterContinental agreement during the nine months ended September 30, 2016. We currently expect to fund $17,500 for capital improvements under this agreement during the 2016 fourth quarter using cash on hand or borrowings under our revolving credit facility.  As we fund these improvements, the annual minimum returns payable to us increase.

•
Our Sonesta agreement does not require FF&E escrow deposits. Under our Sonesta agreement, we are required to fund capital expenditures made at our hotels. During the nine months ended September 30, 2016, we funded $44,017 for capital improvements to hotels included in our Sonesta agreement using cash on hand and borrowings under our revolving credit facility.  We currently expect to fund $23,860 for capital improvements under this agreement during the 2016 fourth quarter using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the annual minimum returns payable to us increase to the extent amounts funded exceed threshold amounts, as defined in our Sonesta agreement.

•
Our Wyndham agreement requires FF&E escrow deposits only if there are excess cash flows after payment of our minimum returns.  No FF&E escrow deposits were required during the nine months ended September 30, 2016.  During the nine months ended September 30, 2016, we funded $2,439 for capital improvements to hotels included in our Wyndham agreement using cash on hand or borrowings under our revolving credit facility.  We currently expect to fund $2,000 for capital improvements under this agreement during the 2016 fourth quarter using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the minimum returns payable to us increase.

Our travel center leases with TA do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components. Under all of our TA leases, TA may request that we purchase qualifying capital improvements to the leased facilities in return for minimum rent increases.  We funded $75,314 for purchases of capital improvements under these lease provisions during the nine months ended September 30, 2016, resulting in TA’s annual minimum rent payable to us increasing by $6,402 pursuant to the leases. We currently expect to fund $30,000 for capital improvements under these agreements during the remainder of 2016 using cash on hand or borrowings under our revolving credit facility.  TA is not obligated to request and we are not obligated to purchase any such improvements.
On each of January 15, 2016, April 15, 2016, July 15, 2016 and October 17, 2016, we paid a $0.4453 per share distribution, or $5,166, to our Series D preferred shareholders. We funded these distributions using cash on hand and borrowings under our revolving credit facility.
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
On February 23, 2016, we paid a regular quarterly distribution to our common shareholders of record on January 22, 2016 of $0.50 per share, or $75,774.  On May 19, 2016, we paid a regular quarterly distribution to our common shareholders of record on April 25, 2016 of $0.51 per share, or $77,289. On August 17, 2016, we paid a regular quarterly distribution to common shareholders of record on July 22, 2016 of $0.51 per share, or $77,295.  We funded these distributions using cash on hand and borrowings under our revolving credit facility. On October 11, 2016, we declared a regular quarterly distribution payable to our common shareholders of record on October 21, 2016 of $0.51 per share, or $83,777. We expect to pay this amount on or about November 17, 2016 using cash on hand and borrowings under our revolving credit facility.

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
On June 22, 2016, we acquired two travel centers located in Brazil and Remington, IN for $23,876, excluding acquisition related costs, using cash on hand.
On June 30, 2016, we acquired a travel center located in Wilmington, IL for $22,297, excluding acquisition related costs, using cash on hand and borrowings under our revolving credit facility.
In July 2016, we entered into an agreement to acquire a full service hotel with 236 rooms located in Milpitas, CA. We subsequently terminated that agreement and in October 2016 we entered into a new agreement to acquire this hotel for $46,000, excluding acquisition related costs. We currently expect to complete this acquisition during the fourth quarter of 2016 using cash on hand and borrowings under our revolving credit facility.

On August 19, 2016, we sold 11,000,000 of our common shares at a price of $30.75 per share in a public offering. On August 26, 2016, we sold 1,650,000 of our common shares at a price of $30.75 per share pursuant to an overallotment option granted to the underwriters. We used the net proceeds from these sales (approximately $371,956 after underwriters' discount and other offering expenses) to repay amounts outstanding under our revolving credit facility and for general business purposes.
On September 14, 2016, we acquired land adjacent to a travel center that we own in Holbrook, AZ for $325, excluding acquisition related costs, using cash on hand.
On September 26, 2016, we redeemed at par plus accrued interest all $300,000 of our 5.625% senior notes due 2017 using cash on hand and borrowings under our revolving credit facility.
On September 30, 2016, we acquired a travel center located in Caryville, TN for $16,557, excluding acquisition related costs, using cash on hand and borrowings under our revolving credit facility.
In October 2016, we entered into an agreement to acquire a full service hotel with 101 rooms located in Addison, TX for $9,000, excluding acquisition related costs. We currently expect to complete this acquisition in the first quarter of 2017 using cash on hand and borrowings under our revolving credit facility.

In November 2016, we entered into an agreement to acquire a full service hotel with 483 rooms located in Chicago, IL for $86,700, excluding acquisition related costs. We currently expect to complete this acquisition in the first quarter of 2017 using cash on hand and borrowings under our revolving credit facility.

We previously agreed to purchase from TA a travel center to be developed after its completion at a purchase price equal to the development cost not to exceed $29,000. We currently expect that the development of this travel center and our acquisition of it will be completed in the first quarter of 2017 using cash on hand and borrowings under our revolving credit facility.

Our pending acquisitions are subject to conditions; accordingly, we cannot be sure that we will complete these acquisitions or that these acquisitions will not be delayed or the terms of these acquisitions will not change.

In order to fund acquisitions and to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $1,000,000 revolving credit facility. The maturity date of our revolving credit facility is July 15, 2018 and, subject to our payment of an extension fee and meeting other conditions, we have an option to extend the stated maturity date of our revolving credit facility by one year to July 15, 2019. We are required to pay interest at a rate of LIBOR plus a premium, which was 110 basis points per annum at September 30, 2016, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 20 basis points per annum at September 30, 2016. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of September 30, 2016, the annual interest rate payable on borrowings under our revolving credit facility was 1.62%. As of September 30, 2016 and November 8,

2016, we had $150,000 and $70,000, respectively, outstanding and $850,000 and $930,000, respectively, available to borrow under our revolving credit facility.

Our revolving credit facility is governed by a credit agreement with a syndicate of institutional lenders, which also governs our term loan. Our $400,000 term loan, which matures on April 15, 2019, is prepayable without penalty at any time. We are required to pay interest at LIBOR plus a premium, which was 120 basis points per annum at September 30, 2016, on the amount outstanding under our $400,000 term loan.  The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of September 30, 2016, the annual interest rate for the amount outstanding under our $400,000 term loan was 1.72%.
Our credit agreement also includes a feature under which the maximum borrowing availability may be increased up to $2,300,000 on a combined basis in certain circumstances.
Our term debt maturities (other than our revolving credit facility and term loan) as of September 30, 2016 were as follows: $350,000 in 2018, $400,000 in 2021, $500,000 in 2022, $300,000 in 2023, $350,000 in 2024, $350,000 in 2025, $350,000 in 2026 and $8,478 in 2027.
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
We expect to use cash on hand, the cash flows from our operations, borrowings under our revolving credit facility, net proceeds from any property sales and net proceeds of offerings of equity or debt securities to fund future debt maturities, property acquisitions and improvements and other general business purposes.
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
While we believe we will have access to various types of financings, including debt or equity, to fund our future acquisitions and to pay our debts and other obligations, we cannot be sure that we will be able to complete any debt or equity offerings or other types of financings or that our cost of any future public or private financings will not increase.
Off Balance Sheet Arrangements
As of September 30, 2016, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants
Our debt obligations at September 30, 2016 consist of outstanding borrowings under our $1,000,000 revolving credit facility, our $400,000 term loan and $2,608,478 of publicly issued term debt and convertible notes. Our publicly issued term debt and convertible notes are governed by two indentures and related supplements. These indentures and related supplements and our credit agreement contain a number of covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, and require us to maintain various financial ratios and our credit agreement restrict our ability to make distributions under certain circumstances. Our credit agreement provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR LLC ceasing to act as our business manager.  As of September 30, 2016, we believe we were in compliance with all of the covenants under our indentures and their supplements and our credit agreement.

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

Management Agreements, Leases and Operating Statistics (dollar amounts in thousands)
As of September 30, 2016, 303 of our hotels are included in one of seven portfolio agreements and two hotels are not included in a portfolio and are leased. Our hotels are managed by or leased to separate affiliates of Marriott, InterContinental, Hyatt, Carlson, Sonesta, Wyndham and Morgans under nine agreements. Our 198 travel centers are leased to and operated by TA under five portfolio agreements.
The table and related notes on pages 32 to 34 summarize significant terms of our leases and management agreements as of September 30, 2016. The table on page 35 also includes statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include coverage of our minimum returns or minimum rents and occupancy, ADR and RevPAR for our hotel properties. We consider these statistics and the management agreement or lease security features also presented in the tables and related notes on the following pages to be important measures of our managers’ and tenants’ success in operating our properties and their ability to continue to pay us.  However, none of this third party reported information is a direct measure of our financial performance and we have not independently verified the operating data.

					Rent / Return Coverage (3)
		Number of		Annual	Three Months Ended		Twelve Months Ended
Operating Agreement	Number of	Rooms /		Minimum	September 30,		September 30,
Reference Name	Properties	Suites	Investment (1)	Return/Rent (2)	2016	2015	2016	2015
Marriott (No. 1) (4)	53	7,610	$690,765	$68,583	1.59x	1.56x	1.39x	1.29x
Marriott (No. 234) (5)	68	9,120	1,000,439	106,243	1.23x	1.20x	1.13x	1.07x
Marriott (No. 5) (6)	1	356	90,078	10,116	0.89x	0.45x	0.73x	0.51x
Subtotal / Average Marriott	122	17,086	1,781,282	184,942	1.34x	1.29x	1.21x	1.12x
InterContinental (7)	94	14,403	1,677,641	160,338	1.35x	1.26x	1.22x	1.18x
Sonesta (8)	33	6,093	1,140,710	85,964	0.88x	0.69x	0.73x	0.70x
Wyndham (9)	22	3,579	384,354	28,171	1.17x	1.09x	0.94x	0.87x
Hyatt (10)	22	2,724	301,942	22,037	1.12x	1.17x	1.17x	1.04x
Carlson (11)	11	2,090	209,895	12,920	1.72x	1.55x	1.27x	1.30x
Morgans (12)	1	372	120,000	7,595	1.13x	1.63x	1.07x	1.09x
Subtotal / Average Hotels	305	46,347	5,615,824	501,967	1.25x	1.18x	1.11x	1.06x
TA (No. 1) (13)	40	N/A	654,945	50,885	1.88x	1.78x	1.68x	1.85x
TA (No. 2) (14)	40	N/A	657,701	51,696	1.73x	1.78x	1.53x	1.94x
TA (No. 3) (15)	39	N/A	615,505	52,262	1.83x	1.72x	1.58x	1.97x
TA (No. 4) (16)	39	N/A	562,563	49,629	1.78x	1.76x	1.56x	1.97x
TA (No. 5) (17)	40	N/A	852,253	66,685	1.69x	1.68x	1.59x	1.87x
Subtotal / Average TA	198	N/A	3,342,967	271,157	1.78x	1.74x	1.59x	1.91x
Total / Average	503	46,347	$8,958,791	$773,124	1.44x	1.37x	1.28x	1.34x

(1)
Represents the historical cost of our properties plus capital improvements funded by us less impairment writedowns, if any, and excludes capital improvements made from FF&E reserves funded from hotel operations.

(2)
Each of our management agreements or leases provides for payment to us of an annual minimum return or minimum rent, respectively. Certain of these minimum payment amounts are secured by full or limited guarantees or security deposits as more fully described below. In addition, certain of our hotel management agreements provide for payment to us of additional amounts to the extent of available cash flows as defined in the management agreement. Payments of these additional amounts are not guaranteed or secured by deposits.  Annualized minimum rent amounts represent cash rent amounts due to us and exclude adjustments necessary to record rent on a straight line basis.

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

We have no security deposit or guaranty from Marriott for these 53 hotels.  Accordingly, payment by Marriott of the minimum return due to us under this management agreement is limited to available hotel cash flows after payment of operating expenses and funding of the FF&E reserve.  In addition to our minimum return, this agreement provides for payment to us of 50% of available cash flows after payment of hotel operating expenses, funding of the required FF&E reserve, payment of our minimum return and payment of certain management fees.

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

We originally held a security deposit of $64,700 under this agreement to cover payment shortfalls of our minimum return.  As of September 30, 2016, the available balance of this security deposit was $17,449.  This security deposit may be replenished from a share of future cash flows from these hotels in excess of our minimum return and certain management fees.  Marriott has also provided us with a $40,000 limited guaranty to cover payment shortfalls up to 90% of our minimum return after the available security deposit balance has been depleted, which expires in 2019.  As of September 30, 2016, the available Marriott guaranty was $30,672.
In addition to our minimum return, this agreement provides for payment to us of 62.5% of excess cash flows after payment of hotel operating expenses, funding of the required FF&E reserve, payment of our minimum return, payment of certain management fees and replenishment of the security deposit. This additional return amount is not guaranteed or secured by the security deposit.

(6)
We lease one Marriott® branded hotel in Kauai, HI to a subsidiary of Marriott under a lease that expires in 2019. On August 31, 2016, Marriott notified us that it will not exercise its renewal option at the expiration of the current lease term ending on December 31, 2019. Marriott has four renewal options for 15 years each. This lease is guaranteed by Marriott and provides for increases in the annual minimum rent payable to us based on changes in the consumer price index.

(7)
We lease 93 InterContinental branded hotels (19 Staybridge Suites®, 61 Candlewood Suites®, two InterContinental®, seven Crowne Plaza®, three Holiday Inn® and one Kimpton®  Hotels & Restaurants) in 28 states in the U.S. and Ontario, Canada to one of our TRSs.  These 93 hotels are managed by subsidiaries of InterContinental under a combination management agreement.  We lease one additional InterContinental® branded hotel in Puerto Rico to a subsidiary of InterContinental. The annual minimum return amount presented in the table on page 32 includes $7,899 of minimum rent related to the leased Puerto Rico hotel.  The management agreement and the lease expire in 2036; InterContinental has two renewal options for 15 years each for all, but not less than all, of the hotels.

As of September 30, 2016, we held a security deposit of $70,963 under this agreement to cover payment shortfalls of our minimum return.  This security deposit may be replenished and increased up to $100,000 from future cash flows from these hotels in excess of our minimum return and rent and certain management fees. Under this agreement, InterContinental is required to maintain a minimum security deposit of $37,000.
In addition to our minimum return, this management agreement provides for an annual additional return payment to us of $12,067 to the extent of available cash flows after payment of hotel operating expenses, funding of the required FF&E reserve, if any, payment of our minimum return, payment of certain management fees and replenishment and expansion of the security deposit.  In addition, the agreement provides for payment to us of 50% of the available cash flows after payment to us of the annual additional return amount.  These additional return amounts are not guaranteed or secured by the security deposit we hold.

(8)
We lease our 33 Sonesta branded hotels (four Royal Sonesta Hotels®, four Sonesta Hotels & Resorts® and 25 Sonesta ES Suites® hotels) in 18 states to one of our TRSs.  The hotels are managed by Sonesta under a combination management agreement which expires in 2037; Sonesta has two renewal options for 15 years each for all, but not less than all, of the hotels.

We have no security deposit or guaranty from Sonesta.  Accordingly, payment by Sonesta of the minimum return due to us under this management agreement is limited to available hotel cash flows after the payment of operating expenses, including certain management fees, and we are financially responsible for operating cash flows deficits, if any.
In addition to our minimum return, this management agreement provides for payment to us of 80% of available cash flows after payment of hotel operating expenses, management fees to Sonesta, our minimum return, an imputed FF&E reserve to us and reimbursement of operating loss or working capital advances, if any.

(9)
We lease our 22 Wyndham branded hotels (six Wyndham Hotels and Resorts® and 16 Hawthorn Suites® hotels) in 14 states to one of our TRSs.  The hotels are managed by a subsidiary of Wyndham under a combination management agreement which expires in 2038; Wyndham has two renewal options for 15 years each for all, but not less than all, of the hotels.  We also lease 48 vacation units in one of the hotels to Wyndham Vacation, under a lease that expires in 2037; Wyndham Vacation has two renewal options for 15 years each for all, but not less than all, of the vacation units.  The lease is guaranteed by Wyndham and provides for rent increases of 3% per annum. The annual minimum return amount presented in the table on page 32 includes $1,366 of minimum rent related to the Wyndham Vacation lease.

We have a guaranty of $35,656 under this agreement to cover payment shortfalls of the minimum return, subject to an annual payment limit of $17,828. This guaranty expires in 2020. As of September 30, 2016, the available Wyndham guaranty was $3,416.

In addition to our minimum return, this management agreement provides for payment to us of 50% of available cash flows after payment of hotel operating expenses, payment of our minimum return, funding of the FF&E reserve, if any, payment of certain management fees and reimbursement of any Wyndham guaranty advances.  This additional return amount is not guaranteed.

(10)
We lease our 22 Hyatt Place® branded hotels in 14 states to one of our TRSs.  The hotels are managed by a subsidiary of Hyatt under a combination management agreement that expires in 2030; Hyatt has two renewal options for 15 years each for all, but not less than all, of the hotels.

We originally had a guaranty of $50,000 under this agreement to cover payment shortfalls of our minimum return.  As of September 30, 2016, the available Hyatt guaranty was $18,654.  The guaranty is limited in amount but does not expire in time and may be replenished from a share of future cash flows from the hotels in excess of our minimum return.
In addition to our minimum return, this management agreement provides for payment to us of 50% of available cash flows after payment of operating expenses, funding the required FF&E reserve, payment of our minimum return and reimbursement to Hyatt of working capital and guaranty advances, if any.  This additional return is not guaranteed.

(11)
We lease our 11 Carlson branded hotels (five Radisson® Hotels & Resorts, one Park Plaza® Hotels & Resorts and five Country Inns & Suites® hotels) in seven states to one of our TRSs.  The hotels are managed by a subsidiary of Carlson under a combination management agreement that expires in 2030; Carlson has two renewal options for 15 years each for all, but not less than all, of the hotels.

We originally had a limited guaranty of $40,000 under this agreement to cover payment shortfalls of our minimum return.  As of September 30, 2016, the available Carlson guaranty was $29,047.  The guaranty is limited in amount but does not expire in time and may be replenished from a share of future cash flows from the hotels in excess of our minimum return.
In addition to our minimum return, this management agreement provides for payment to us of 50% of available cash flows after payment of operating expenses, funding the required FF&E reserve, payment of our minimum return and reimbursement to Carlson of working capital and guaranty advances, if any.  This additional return is not guaranteed.

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

(14)
We lease 40 travel centers (38 TravelCenters of America® branded travel centers and two Petro Stopping Centers®  branded travel centers) in 27 states to a subsidiary of TA under a lease that expires in 2028; TA has two renewal options for 15 years each for all, but not less than all, of these travel centers.  In addition to the payment of our minimum rent, beginning in 2016, this lease provides for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2015 non-fuel revenues). TA’s previously deferred rent of $29,107 is due at the expiration of the initial term of this lease. This lease is guaranteed by TA.

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

(17)
We lease 40 Petro Stopping Centers® branded travel centers in 25 states to a subsidiary of TA under a lease that expires in 2032; TA has two renewal options for 15 years each for all, but not less than all, of these travel centers.  In addition to the payment of our minimum rent, this lease provides for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2012 non-fuel revenues). We have waived an aggregate of $2,500 of percentage rent as of September 30, 2016, the full amount we previously agreed to waive under the TA No. 5 lease.  TA’s previously deferred rent of $42,915 is due on June 30, 2024. This lease is guaranteed by TA.

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

	No. of	No. of Rooms /	Three Months Ended September 30,			Nine Months Ended September 30,
	Hotels	Suites	2016	2015	Change	2016	2015	Change
ADR
Marriott (No. 1)	53	7,610	$134.12	$130.38	2.9%	$133.42	$129.15	3.3%
Marriott (No. 234)	68	9,120	132.04	128.66	2.6%	130.64	127.52	2.4%
Marriott (No. 5)	1	356	254.86	243.56	4.6%	253.20	239.67	5.6%
Subtotal / Average Marriott	122	17,086	135.98	132.00	3.0%	134.82	130.91	3.0%
InterContinental (1)	94	14,403	116.44	112.68	3.3%	116.22	111.73	4.0%
Sonesta (1)	33	6,093	145.33	139.61	4.1%	145.18	140.87	3.1%
Wyndham	22	3,579	102.00	100.04	2.0%	99.18	97.78	1.4%
Hyatt	22	2,724	108.31	105.43	2.7%	109.73	107.31	2.3%
Carlson	11	2,090	115.19	111.22	3.6%	111.90	109.15	2.5%
Morgans	1	372	271.14	287.76	(5.8%)	269.78	271.12	(0.5%)
All Hotels Total / Average	305	46,347	$126.69	$123.05	3.0%	$125.94	$122.19	3.1%

OCCUPANCY
Marriott (No. 1)	53	7,610	74.7%	76.6%	-1.9 pts	72.1%	72.5%	-0.4 pts
Marriott (No. 234)	68	9,120	78.8%	78.8%	0.0 pts	77.8%	76.5%	1.3 pts
Marriott (No. 5)	1	356	91.8%	84.0%	7.8 pts	88.6%	86.2%	2.4 pts
Subtotal / Average Marriott	122	17,086	77.2%	77.9%	-0.7 pts	75.5%	74.9%	0.6 pts
InterContinental (1)	94	14,403	86.3%	86.0%	0.3 pts	83.2%	83.8%	-0.6 pts
Sonesta (1)	33	6,093	72.7%	70.3%	2.4 pts	68.5%	69.5%	-1.0 pts
Wyndham	22	3,579	77.2%	75.4%	1.8 pts	73.9%	72.1%	1.8 pts
Hyatt	22	2,724	82.7%	82.1%	0.6 pts	82.2%	80.0%	2.2 pts
Carlson	11	2,090	78.9%	76.4%	2.5 pts	73.7%	75.1%	-1.4 pts
Morgans	1	372	94.3%	96.5%	-2.2 pts	94.2%	92.5%	1.7 pts
All Hotels Total / Average	305	46,347	80.0%	79.6%	0.4 pts	77.3%	77.2%	0.1 pts

RevPAR
Marriott (No. 1)	53	7,610	$100.19	$99.87	0.3%	$96.20	$93.63	2.7%
Marriott (No. 234)	68	9,120	104.05	101.38	2.6%	101.64	97.55	4.2%
Marriott (No. 5)	1	356	233.96	204.59	14.4%	224.34	206.60	8.6%
Subtotal / Average Marriott	122	17,086	104.98	102.83	2.1%	101.79	98.05	3.8%
InterContinental (1)	94	14,403	100.49	96.90	3.7%	96.70	93.63	3.3%
Sonesta (1)	33	6,093	105.65	98.15	7.6%	99.45	97.90	1.6%
Wyndham	22	3,579	78.74	75.43	4.4%	73.29	70.50	4.0%
Hyatt	22	2,724	89.57	86.56	3.5%	90.20	85.85	5.1%
Carlson	11	2,090	90.88	84.97	7.0%	82.47	81.97	0.6%
Morgans	1	372	255.69	277.69	(7.9%)	254.13	250.79	1.3%
All Hotels Total / Average	305	46,347	$101.35	$97.95	3.5%	$97.35	$94.33	3.2%

(1)	Operating data includes data for periods prior to our ownership of certain hotels.

Seasonality
Our hotels and travel centers have historically experienced seasonal differences typical of their industries with higher revenues in the second and third quarters of calendar years compared with the first and fourth quarters.  Most of our management agreements and leases require our managers and tenants to make the substantial portion of our return and rent payments to us in equal amounts throughout the year.  So long as guarantees and security deposits are available to supplement earnings shortfalls at our properties, seasonality is not expected to cause material fluctuations in our income or cash flows from these properties.  If and as guarantees and security deposits which secure the minimum rents and returns due to us are exhausted our financial results may begin to reflect more of the seasonality of the industries in which our tenants and managers operate.  The return payments to us under certain of our management agreements depend exclusively upon earnings at these properties, and, accordingly, our income and cash flows from these properties reflect the seasonality of the hotel industry.

Related Person Transactions
We have relationships and historical and continuing transactions with TA, RMR LLC, Sonesta and others related to them. For example, TA is our former subsidiary and our largest tenant and we are TA’s largest shareholder.  Also, we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to management agreements; RMR Inc. is the managing member of RMR LLC and we own shares of class A common stock of RMR Inc.; and the controlling shareholder of RMR Inc., ABP Trust, is owned by our Managing Trustees and ABP Trust also owns an equity interest in RMR LLC. In addition, Sonesta is owned by our Managing Trustees and manages certain hotels that we own; and we and six other companies to which RMR LLC provides management services own in equal amounts AIC, an insurance company, and we participate in a combined property insurance program arranged and reinsured in part by AIC. For further information about these and other such relationships and related person transactions, please see Note 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2015 Annual Report, our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission, or SEC. In addition, please see the section captioned “Risk Factors” of our 2015 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related parties are publicly available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including TA, RMR LLC, Sonesta and other companies to which RMR LLC or its affiliates provide management services.
Non-GAAP Measures
Funds From Operations Available for Common Shareholders and Normalized Funds From Operations Available for Common Shareholders.
We calculate funds from operations, or FFO, available for common shareholders and Normalized FFO available for common shareholders as shown below.  FFO available for common shareholders is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income available for common shareholders calculated in accordance with GAAP, excluding any gain or loss on sale of properties and loss on impairment of real estate assets, plus real estate depreciation and amortization, as well as certain other adjustments currently not applicable to us.  Our calculation of Normalized FFO available for common shareholders differs from NAREIT’s definition of FFO available for common shareholders because we include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will ultimately be payable when all contingencies for determining any such fees are determined at the end of the calendar year and we exclude acquisition related costs and loss on early extinguishment of debt.  We consider FFO available for common shareholders and Normalized FFO available for common shareholders to be appropriate supplemental measures of operating performance for a REIT, along with net income, net income available for common shareholders and operating income.  We believe that FFO available for common shareholders and Normalized FFO available for common shareholders provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO available for common shareholders and Normalized FFO available for common shareholders may facilitate a comparison of our operating performance between periods and with other REITs.  FFO available for common shareholders and Normalized FFO available for common shareholders are among the factors considered by our Board of Trustees when determining the amount of distributions to shareholders.  Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement and public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. FFO available for common shareholders and Normalized FFO available for common shareholders do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, net income available for common shareholders or operating income as an indicator of our operating performance or as a measure of our liquidity.  These measures should be considered in conjunction with net income, net income available for common shareholders and operating income as presented in our condensed consolidated statements of comprehensive income.  Other real estate companies and REITs may calculate FFO available for common shareholders and Normalized FFO available for common shareholders differently than we do.
Our calculations of FFO available for common shareholders and Normalized FFO available for common shareholders for the three and nine months ended September 30, 2016 and 2015 and reconciliations of FFO available for common shareholders and Normalized FFO available for common shareholders from net income available for common shareholders, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, appear in the following table (amounts in thousands, except per share amounts).  Effective with the quarter ended June 30, 2016, we have changed the calculation of Normalized FFO available for common shareholders to no longer include adjustments for estimated percentage rent. Historically, when calculating Normalized FFO available for common shareholders, we estimated an amount of percentage rental income for each of the first three quarters of the year and then, in the fourth quarter, excluded the amounts that had been included in the first three quarters. In calculating net income in accordance with GAAP, we recognize percentage rental income for the full year in the fourth quarter when all contingencies are met and the income is earned. Normalized FFO available for common shareholders for historical periods has been restated to be comparable with the current period calculation.

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2016	2015	2016	2015
Net income available for common shareholders		$46,646	$56,019	$144,426	$170,414
Add (less):	Depreciation and amortization expense	90,139	84,261	266,192	243,812
	Gain on sale of real estate	—	—	—	(11,015)
FFO available for common shareholders		136,785	140,280	410,618	403,211
Add:	Acquisition related costs (1)	156	851	885	1,986
	Estimated business management incentive fees (2)	25,036	8,561	56,272	17,383
	Loss on early extinguishment of debt	158	—	228	—
Normalized FFO available for common shareholders		$162,135	$149,692	$468,003	$422,580

	Weighted average shares outstanding (basic)	157,217	151,359	153,357	150,476
	Weighted average shares outstanding (diluted) (3)	157,263	151,386	153,390	150,863

Basic and diluted per common share amounts:
	Net income available for common shareholders (basic and diluted)	$0.30	$0.37	$0.94	$1.13
	FFO available for common shareholders (basic)	$0.87	$0.93	$2.68	$2.68
	FFO available for common shareholders (diluted)	$0.87	$0.93	$2.68	$2.67
	Normalized FFO available for common shareholders (basic)	$1.03	$0.99	$3.05	$2.81
	Normalized FFO available for common shareholders (diluted)	$1.03	$0.99	$3.05	$2.80
Distributions declared per share		$0.51	$0.50	$1.52	$1.49

(1)	Represents costs associated with our acquisition activities.

(2)
Estimated incentive fees under our business management agreement calculated based on common share total return, as defined, are included in general and administrative expense in our condensed consolidated statements of comprehensive income.  In calculating net income in accordance with GAAP, we recognize estimated business management incentive fee expense, if any, each quarter.  Although we recognize this expense, if any, each quarter for purposes of calculating net income, we do not include these amounts in the calculation of Normalized FFO available for common shareholders until the fourth quarter, which is when the actual expense amount for the year is determined.  Incentive fees for 2016, if any, will be paid in cash in January 2017.

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
Fixed Rate Debt
At September 30, 2016, our outstanding publicly tradable debt consisted of seven issues of fixed rate, senior notes and one issue of fixed rate, convertible senior notes:

Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity		Interest Payments Due
$350,000	6.700%	$23,450	2018		Semi-Annually
400,000	4.250%	17,000	2021		Semi-Annually
500,000	5.000%	25,000	2022		Semi-Annually
300,000	4.500%	13,500	2023		Semi-Annually
350,000	4.650%	16,275	2024		Semi-Annually
350,000	4.500%	15,750	2025		Semi-Annually
350,000	5.250%	18,375	2026		Semi-Annually
8,478	3.800%	322	2027	(1)	Semi-Annually
$2,608,478		$129,672

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

Except as described in note 1 to the table above, no principal repayments are due under these notes until maturity. Because these notes require interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are 100 basis points higher than the rates shown above, our per annum interest cost would increase by approximately $26,085. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at September 30, 2016 and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point change in interest rates would change the fair value of those debt obligations by approximately $129,103. Changes in the trading price of our common shares may also affect the fair value of our convertible senior notes.
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
Floating Rate Debt
At September 30, 2016, our floating rate debt consisted of $150,000 outstanding under our $1,000,000 revolving credit facility and our $400,000 term loan. The maturity date of our revolving credit facility is July 15, 2018, and subject to our meeting conditions, including our payment of an extension fee, we have the option to extend the stated maturity by one year to July 15, 2019. The maturity date of our term loan is April 15, 2019. No principal repayments are required under our revolving credit facility prior to maturity, and we can borrow, repay and reborrow funds available, subject to conditions, at any time without penalty.  No principal prepayments are required under our term loan prior to maturity and repayments may be made subject to conditions at any time without penalty, but after amounts outstanding under our term loan are repaid, amounts may not be redrawn. Borrowings under our revolving credit facility and term loan are in U.S. dollars and require annual interest at LIBOR plus premiums that are subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR.  In addition, upon renewal or refinancing of our revolving credit facility or our term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of this floating rate debt but would affect our operating results.
The following table presents the impact a 100 basis points increase in interest rates would have on our annual floating rate interest expense as of September 30, 2016:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Common Share Impact (2)
At September 30, 2016	1.70%	$550,000	$9,350	$0.06
100 basis point increase	2.70%	$550,000	$14,850	$0.09
(1)Weighted average based on the interest rates and the respective outstanding borrowings as of September 30, 2016.
(2)Based on diluted weighted average shares outstanding for the three months ended September 30, 2016.
The following table presents the impact that a 100 basis point increase in interest rates would have on our annual floating rate interest expense at September 30, 2016 if we were fully drawn on our revolving credit facility and term loan remained outstanding:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Common Share Impact (2)
At September 30, 2016	1.65%	$1,400,000	$23,100	$0.15
100 basis point increase	2.65%	$1,400,000	$37,100	$0.24

(1)	Weighted average based on the interest rates and the respective outstanding borrowings (assuming fully drawn) as of September 30, 2016.

(2)	Based on diluted weighted average shares outstanding for the nine months ended September 30, 2016.
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
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS
THIS QUARTERLY REPORT ON FORM 10‑Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, “WILL”, “MAY” AND NEGATIVES OR DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

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

•
AS OF SEPTEMBER 30, 2016, APPROXIMATELY 79% OF OUR AGGREGATE ANNUAL MINIMUM RETURNS AND RENTS WERE SECURED BY GUARANTEES OR SECURITY DEPOSITS FROM OUR MANAGERS AND TENANTS. THIS MAY IMPLY THAT THESE MINIMUM RETURNS AND RENTS WILL BE PAID. IN FACT, CERTAIN OF THESE GUARANTEES AND SECURITY DEPOSITS ARE LIMITED IN AMOUNT AND DURATION AND ALL THE GUARANTEES ARE SUBJECT TO THE GUARANTORS’ ABILITY AND WILLINGNESS TO PAY. THE BALANCE OF OUR ANNUAL MINIMUM RETURNS AND RENTS AS OF SEPTEMBER 30, 2016 WAS NOT GUARANTEED NOR DO WE HOLD A SECURITY DEPOSIT WITH RESPECT TO THOSE AMOUNTS. WE CANNOT BE SURE OF THE FUTURE FINANCIAL PERFORMANCE OF OUR PROPERTIES AND WHETHER SUCH PERFORMANCE WILL COVER OUR MINIMUM RETURNS AND RENTS, WHETHER THE GUARANTEES OR SECURITY DEPOSITS WILL BE ADEQUATE TO COVER FUTURE SHORTFALLS IN THE MINIMUM RETURNS OR RENTS DUE TO US, OR REGARDING OUR MANAGERS’, TENANTS’ OR GUARANTORS’ FUTURE ACTIONS IF AND WHEN THE GUARANTEES AND SECURITY DEPOSITS EXPIRE OR ARE DEPLETED OR THEIR ABILITY OR WILLINGNESS TO PAY MINIMUM RETURNS AND RENTS OWED TO US,

•
WE HAVE RECENTLY RENOVATED CERTAIN HOTELS AND ARE CURRENTLY RENOVATING ADDITIONAL HOTELS.  WE EXPECT TO FUND APPROXIMATELY $53.1 MILLION FOR RENOVATIONS AND OTHER CAPITAL IMPROVEMENT COSTS AT OUR HOTELS DURING THE 2016 FOURTH QUARTER.  THE COST OF CAPITAL PROJECTS ASSOCIATED WITH SUCH RENOVATIONS MAY BE GREATER THAN WE NOW ANTICIPATE. WHILE OUR FUNDING OF THESE CAPITAL PROJECTS WILL CAUSE OUR CONTRACTUAL MINIMUM RETURNS TO INCREASE, THE HOTELS’ OPERATING RESULTS MAY NOT INCREASE OR MAY NOT INCREASE TO THE EXTENT THAT THE MINIMUM RETURNS INCREASE. ACCORDINGLY, COVERAGE OF OUR MINIMUM RETURNS AT THESE HOTELS MAY REMAIN DEPRESSED FOR AN EXTENDED PERIOD,

•
WE EXPECT TO PURCHASE FROM TA DURING THE 2016 FOURTH QUARTER UP TO $30.0 MILLION OF CAPITAL IMPROVEMENTS TA EXPECTS TO MAKE TO THE TRAVEL CENTERS WE LEASE TO TA. PURSUANT TO THE TERMS OF THE APPLICABLE LEASES, THE ANNUAL RENT PAYABLE TO US BY TA WILL INCREASE AS A RESULT OF ANY SUCH PURCHASES. WE MAY ULTIMATELY PURCHASE MORE OR LESS THAN THIS BUDGETED AMOUNT. TA MAY NOT REALIZE RESULTS FROM ANY OF THESE CAPITAL IMPROVEMENTS WHICH EQUAL OR EXCEED THE INCREASED ANNUAL RENTS IT WILL BE OBLIGATED TO PAY TO US, WHICH COULD INCREASE THE RISK OF TA BEING UNABLE TO PAY AMOUNTS DUE TO US,

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

•
WE HAVE AGREED TO ACQUIRE FROM AND LEASE BACK TO TA A TRAVEL CENTER WHICH TA IS DEVELOPING. WE AGREED TO PURCHASE THIS PROPERTY AT TA’S COST (INCLUDING HISTORICAL LAND COST) UP TO $29 MILLION IF THE DEVELOPMENT IS SUBSTANTIALLY COMPLETED PRIOR TO JUNE 30, 2017.  TA HAS BEGUN CONSTRUCTION AT THIS TRAVEL CENTER. IT IS DIFFICULT TO ESTIMATE THE COST AND TIMING TO DEVELOP A NEW TRAVEL CENTER. CONSTRUCTION OF THE NEW TRAVEL CENTER MAY BE DELAYED FOR VARIOUS REASONS SUCH AS LABOR STRIFE, WEATHER CONDITIONS, THE UNAVAILABILITY OF CONSTRUCTION MATERIALS, ETC. THE PURCHASE AND LEASE BACK OF THIS TRAVEL CENTER MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS OF THE TRANSACTION MAY CHANGE,

•
CONTINGENCIES IN OUR ACQUISITION AND SALE AGREEMENTS MAY NOT BE SATISFIED AND OUR PENDING ACQUISITIONS AND SALES AND ANY RELATED MANAGEMENT ARRANGEMENTS WE MAY EXPECT TO ENTER INTO MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS OF SUCH TRANSACTIONS OR ARRANGEMENTS MAY CHANGE,

•
AT SEPTEMBER 30, 2016, WE HAD $9.5 MILLION OF CASH AND CASH EQUIVALENTS, $850.0 MILLION AVAILABLE UNDER OUR $1.0 BILLION REVOLVING CREDIT FACILITY AND SECURITY DEPOSITS AND GUARANTEES COVERING SOME OF OUR MINIMUM RETURNS AND RENTS. THESE STATEMENTS

MAY IMPLY THAT WE HAVE ABUNDANT WORKING CAPITAL AND LIQUIDITY. HOWEVER, OUR MANAGERS AND TENANTS MAY NOT BE ABLE TO FUND MINIMUM RETURNS AND RENTS DUE TO US FROM OPERATING OUR PROPERTIES OR FROM OTHER RESOURCES; IN THE PAST AND CURRENTLY, CERTAIN OF OUR TENANTS AND HOTEL MANAGERS HAVE IN FACT NOT PAID THE MINIMUM AMOUNTS DUE TO US FROM THEIR OPERATIONS OF OUR LEASED OR MANAGED PROPERTIES. ALSO, CERTAIN OF THE SECURITY DEPOSITS AND GUARANTEES WE HAVE TO COVER ANY SUCH SHORTFALLS ARE LIMITED IN AMOUNT AND DURATION, AND ANY SECURITY DEPOSITS WE APPLY FOR SUCH SHORTFALLS DO NOT RESULT IN ADDITIONAL CASH FLOWS TO US. FURTHER, OUR PROPERTIES REQUIRE, AND WE HAVE AGREED TO PROVIDE, SIGNIFICANT FUNDING FOR CAPITAL IMPROVEMENTS, RENOVATIONS AND OTHER MATTERS. ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL OR LIQUIDITY,

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

•
THE BUSINESS MANAGEMENT AND PROPERTY MANAGEMENT AGREEMENTS BETWEEN US AND RMR LLC HAVE CONTINUING 20 YEAR TERMS.  HOWEVER, THOSE AGREEMENTS INCLUDE TERMS WHICH PERMIT EARLY TERMINATION IN CERTAIN CIRCUMSTANCES.  ACCORDINGLY, WE CANNOT BE SURE THAT THESE AGREEMENTS WILL REMAIN IN EFFECT FOR CONTINUING 20 YEAR TERMS OR FOR SHORTER TERMS,

•
WE BELIEVE THAT OUR RELATIONSHIPS WITH OUR RELATED PARTIES, INCLUDING RMR LLC, RMR INC., TA, SONESTA, AIC AND OTHERS AFFILIATED WITH THEM MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. HOWEVER, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE, AND

•
MARRIOTT HAS NOTIFIED US THAT IT DOES NOT INTEND TO EXTEND ITS LEASE FOR OUR RESORT HOTEL ON KAUAI, HAWAII WHEN THAT LEASE EXPIRES ON DECEMBER 31, 2019 AND WE INTEND TO HAVE DISCUSSIONS WITH MARRIOTT ABOUT THE FUTURE OF THIS HOTEL. THESE STATEMENTS MAY IMPLY THAT MARRIOTT WILL NOT OPERATE THIS HOTEL IN THE FUTURE OR THAT WE MAY RECEIVE LESS CASH FLOW FROM THIS HOTEL IN THE FUTURE. OUR DISCUSSIONS WITH MARRIOTT HAVE ONLY RECENTLY BEGUN. AT THIS TIME WE CANNOT PREDICT HOW OUR DISCUSSIONS WITH MARRIOTT WILL IMPACT THE FUTURE OF THIS HOTEL. FOR EXAMPLE, THIS HOTEL MAY CONTINUE TO BE OPERATED BY MARRIOTT ON DIFFERENT CONTRACT TERMS THAN THE CURRENT LEASE, WE MAY IDENTIFY A DIFFERENT OPERATOR FOR THIS HOTEL, OR THE CASH FLOW WHICH WE RECEIVE FROM OUR OWNERSHIP OF THIS HOTEL MAY BE DIFFERENT THAN THE RENT WE NOW RECEIVE.

ALSO, ALTHOUGH THE CURRENT LEASE EXPIRES ON DECEMBER 31, 2019, WE AND MARRIOTT MAY AGREE UPON A DIFFERENT TERMINATION DATE.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the three months ended September 30, 2016:

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of		as Part of Publicly	May Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	Paid per Share	or Programs	Programs
September 2016	19,677	$29.64	$—	$—
Total	19,677	$29.64	$—	$—

(1)
During September 2016, all common share purchases were made to satisfy certain of our officers’ and other RMR LLC employees’ tax withholding and payment obligations in connection with the vesting of awards of our common shares. We repurchased these shares at their fair market value based upon the closing trading price of our common shares on the repurchase date.

Item 6.  Exhibits

Exhibit Number	Description
3.1
Composite Copy of Amended and Restated Declaration of Trust dated as of August 21, 1995, as amended to date. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

3.2	Articles Supplementary dated as of January 13, 2012. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 13, 2012.)
3.3	Amended and Restated Bylaws of the Company adopted September 7, 2016. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 7, 2016.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.)
4.2	Form of 7.125% Series D Cumulative Redeemable Preferred Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)
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

10.1	Form of Share Award Agreement. (Filed herewith.)
10.2	Sixth Amendment to Amended and Restated Lease Agreement No. 4, dated September 14, 2016, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Filed herewith.)
10.3
Sixth Amendment to Amended and Restated Lease Agreement No. 2, dated September 30, 2016, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 30, 2016.)

10.4
Development Property Agreement, dated September 30, 2016, between HPT TA Properties Trust and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 30, 2016.)

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
101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPITALITY PROPERTIES TRUST

/s/ John G. Murray
John G. Murray
President and Chief Operating Officer
Dated: November 9, 2016

/s/ Mark L. Kleifges
Mark L. Kleifges
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: November 9, 2016