Form 10-K
period 2016-12-31
HOSPITALITY PROPERTIES TRUST
filed 2017-03-01
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-11527
HOSPITALITY PROPERTIES TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State of Organization)	04-3262075 (IRS Employer Identification No.)
Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts (Address of Principal Executive Offices)	02458-1634 (Zip Code)
Registrant’s Telephone Number, Including Area Code 617-964-8389
Securities registered pursuant to Section 12(b) of the Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
Common Shares of Beneficial Interest	The NASDAQ Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting common shares of beneficial interest, $.01 par value, or common shares, of the registrant held by non-affiliates was approximately $4.3 billion based on the $28.80 closing price per common share on the New York Stock Exchange on June 30, 2016. For purposes of this calculation, an aggregate of 2,589,933 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant have been included in the number of common shares held by affiliates.
Number of the registrant’s common shares outstanding as of February 28, 2017:  164,268,199.
References in this Annual Report on Form 10-K to the “Company,” “HPT,” “we,” “us” or “our” include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2016.

WARNING CONCERNING FORWARD LOOKING STATEMENTS
THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”,  “EXPECT”,  “ANTICIPATE”,  “INTEND”,  “PLAN”,  “ESTIMATE”, "WILL", "MAY" AND NEGATIVES OR DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	OUR HOTEL MANAGERS’ OR TENANTS’ ABILITIES TO PAY THE CONTRACTUAL AMOUNTS OF RETURNS OR RENTS DUE TO US,

•	OUR ABILITY TO COMPETE FOR ACQUISITIONS EFFECTIVELY,

•	OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

•	OUR ABILITY TO RAISE DEBT OR EQUITY CAPITAL,

•	OUR ABILITY TO APPROPRIATELY BALANCE OUR USE OF DEBT AND EQUITY CAPITAL,

•	OUR INTENT TO MAKE IMPROVEMENTS TO CERTAIN OF OUR PROPERTIES AND THE SUCCESS OF OUR HOTEL RENOVATION PROGRAM,

•	OUR ABILITY TO ENGAGE AND RETAIN QUALIFIED MANAGERS AND TENANTS FOR OUR HOTELS AND TRAVEL CENTERS ON SATISFACTORY TERMS,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•	OUR CREDIT RATINGS,

•	THE ABILITY OF TRAVELCENTERS OF AMERICA LLC, OR TA, TO PAY CURRENT AND DEFERRED RENT AMOUNTS AND OTHER OBLIGATIONS DUE TO US,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF THE RMR GROUP INC., OR RMR INC.,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF AFFILIATES INSURANCE COMPANY, OR AIC, AND FROM OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,

•	OUR QUALIFICATION FOR TAXATION AS A REAL ESTATE INVESTMENT TRUST, OR REIT, AND

•	OTHER MATTERS.

i

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FUNDS FROM OPERATIONS, OR FFO, AVAILABLE FOR COMMON SHAREHOLDERS, NORMALIZED FFO AVAILABLE FOR COMMON SHAREHOLDERS, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

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

•
ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR RELATED PARTIES, INCLUDING OUR MANAGING TRUSTEES, TA, SONESTA INTERNATIONAL HOTELS CORPORATION, OR SONESTA, RMR INC., THE RMR GROUP LLC, OR RMR LLC, AIC AND OTHERS AFFILIATED WITH THEM.

FOR EXAMPLE:

•
OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS TO OUR SHAREHOLDERS AND TO MAKE PAYMENTS OF PRINCIPAL AND INTEREST ON OUR INDEBTEDNESS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS AND THE CAPITAL COSTS WE INCUR TO MAINTAIN OUR PROPERTIES AND OUR WORKING CAPITAL REQUIREMENTS. WE MAY BE UNABLE TO PAY OUR DEBT OBLIGATIONS OR TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS ON OUR COMMON AND PREFERRED SHARES AND FUTURE DISTRIBUTIONS MAY BE REDUCED OR ELIMINATED,

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

•
AS OF DECEMBER 31, 2016, APPROXIMATELY 79% OF OUR AGGREGATE ANNUAL MINIMUM RETURNS AND RENTS WERE SECURED BY GUARANTEES OR SECURITY DEPOSITS FROM OUR MANAGERS AND TENANTS. THIS MAY IMPLY THAT THESE MINIMUM RETURNS AND RENTS WILL BE PAID. IN FACT, CERTAIN OF THESE GUARANTEES AND SECURITY DEPOSITS ARE LIMITED IN AMOUNT AND DURATION AND ALL THE GUARANTEES ARE SUBJECT TO THE GUARANTORS’ ABILITY AND WILLINGNESS TO PAY. THE BALANCE OF OUR ANNUAL MINIMUM RETURNS AND RENTS AS OF DECEMBER 31, 2016 WAS NOT GUARANTEED NOR DO WE HOLD A SECURITY DEPOSIT WITH RESPECT TO THOSE AMOUNTS. WE CANNOT BE SURE OF THE FUTURE FINANCIAL PERFORMANCE OF OUR PROPERTIES AND WHETHER SUCH PERFORMANCE WILL COVER OUR MINIMUM RETURNS AND RENTS, WHETHER THE GUARANTEES OR SECURITY DEPOSITS WILL BE ADEQUATE TO COVER FUTURE SHORTFALLS IN THE MINIMUM RETURNS OR RENTS DUE TO US, OR REGARDING OUR MANAGERS’, TENANTS’ OR GUARANTORS’ FUTURE

ACTIONS IF AND WHEN THE GUARANTEES AND SECURITY DEPOSITS EXPIRE OR ARE DEPLETED OR THEIR ABILITY OR WILLINGNESS TO PAY MINIMUM RETURNS AND RENTS OWED TO US,

•
WE HAVE RECENTLY RENOVATED CERTAIN HOTELS AND ARE CURRENTLY RENOVATING ADDITIONAL HOTELS.  WE EXPECT TO FUND APPROXIMATELY $63.2 MILLION FOR RENOVATIONS AND OTHER CAPITAL IMPROVEMENT COSTS AT OUR HOTELS DURING 2017.  THE COST OF CAPITAL PROJECTS ASSOCIATED WITH SUCH RENOVATIONS MAY BE GREATER THAN WE NOW ANTICIPATE. WHILE OUR FUNDING OF THESE CAPITAL PROJECTS WILL CAUSE OUR CONTRACTUAL MINIMUM RETURNS TO INCREASE, THE HOTELS’ OPERATING RESULTS MAY NOT INCREASE OR MAY NOT INCREASE TO THE EXTENT THAT THE MINIMUM RETURNS INCREASE. ACCORDINGLY, COVERAGE OF OUR MINIMUM RETURNS AT THESE HOTELS MAY REMAIN DEPRESSED FOR AN EXTENDED PERIOD,

•
WE EXPECT TO PURCHASE FROM TA DURING 2017 UP TO $80.7 MILLION OF CAPITAL IMPROVEMENTS TA EXPECTS TO MAKE TO THE TRAVEL CENTERS WE LEASE TO TA. PURSUANT TO THE TERMS OF THE APPLICABLE LEASES, THE ANNUAL RENT PAYABLE TO US BY TA WILL INCREASE AS A RESULT OF ANY SUCH PURCHASES. WE MAY ULTIMATELY PURCHASE MORE OR LESS THAN THIS BUDGETED AMOUNT. TA MAY NOT REALIZE RESULTS FROM ANY OF THESE CAPITAL IMPROVEMENTS WHICH EQUAL OR EXCEED THE INCREASED ANNUAL RENTS IT WILL BE OBLIGATED TO PAY TO US, WHICH COULD INCREASE THE RISK OF TA BEING UNABLE TO PAY AMOUNTS DUE TO US,

•
HOTEL ROOM DEMAND AND TRUCKING ACTIVITY ARE OFTEN REFLECTIONS OF THE GENERAL ECONOMIC ACTIVITY IN THE COUNTRY AND IN THE GEOGRAPHICAL AREAS WHERE OUR HOTELS ARE LOCATED. IF ECONOMIC ACTIVITY IN THE COUNTRY DECLINES, HOTEL ROOM DEMAND AND TRUCKING ACTIVITY MAY DECLINE AND THE OPERATING RESULTS OF OUR HOTELS AND TRAVEL CENTERS MAY DECLINE, THE FINANCIAL RESULTS OF OUR HOTEL MANAGERS AND OUR TENANTS, INCLUDING TA, MAY SUFFER AND THESE MANAGERS AND TENANTS MAY BE UNABLE TO PAY OUR RETURNS OR RENTS. ALSO, DEPRESSED OPERATING RESULTS FROM OUR PROPERTIES FOR EXTENDED PERIODS MAY RESULT IN THE OPERATORS OF SOME OR ALL OF OUR HOTELS AND OUR TRAVEL CENTERS BECOMING UNABLE OR UNWILLING TO MEET THEIR OBLIGATIONS OR THEIR GUARANTEES AND SECURITY DEPOSITS WE HOLD MAY BE EXHAUSTED,

•
HOTEL SUPPLY GROWTH HAS BEEN INCREASING AND MAY AFFECT OUR OPERATORS' ABILITY TO GROW ADR AND OCCUPANCY AND ADR AND OCCUPANCY COULD DECLINE DUE TO INCREASED COMPETITION WHICH MAY CAUSE OUR OPERATORS TO BECOME UNABLE TO PAY OUR RETURNS OR RENTS,

•
IF THE CURRENT LEVEL OF COMMERCIAL ACTIVITY IN THE COUNTRY DECLINES, IF THE PRICE OF DIESEL FUEL INCREASES SIGNIFICANTLY, IF FUEL CONSERVATION MEASURES ARE INCREASED, IF FREIGHT BUSINESS IS DIRECTED AWAY FROM TRUCKING, IF TA IS UNABLE TO EFFECTIVELY COMPETE OR OPERATE ITS BUSINESS, IF FUEL EFFICIENCIES, THE USE OF ALTERNATIVE FUELS OR TRANSPORTATION TECHNOLOGIES REDUCE THE DEMAND FOR PRODUCTS AND SERVICES TA SELLS OR FOR VARIOUS OTHER REASONS, TA MAY BECOME UNABLE TO PAY CURRENT AND DEFERRED RENTS DUE TO US,

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

•
WE HAVE AGREED TO ACQUIRE FROM AND LEASE BACK TO TA A TRAVEL CENTER WHICH TA IS DEVELOPING. WE AGREED TO PURCHASE THIS PROPERTY AT TA’S COST (INCLUDING HISTORICAL LAND COST) UP TO $29.0 MILLION IF THE DEVELOPMENT IS SUBSTANTIALLY COMPLETED PRIOR TO JUNE 30, 2017.  TA HAS BEGUN CONSTRUCTION AT THIS TRAVEL CENTER AND WE EXPECT THAT THE ACQUISITION OF THIS NEW TRAVEL CENTER WILL BE COMPLETED

BEFORE JUNE 30, 2017. HOWEVER, IT IS DIFFICULT TO ESTIMATE THE COST AND TIMING TO DEVELOP A NEW TRAVEL CENTER. CONSTRUCTION OF THE NEW TRAVEL CENTER MAY BE DELAYED FOR VARIOUS REASONS SUCH AS LABOR STRIFE, WEATHER CONDITIONS, THE UNAVAILABILITY OF CONSTRUCTION MATERIALS, ETC. THE PURCHASE AND LEASE BACK OF THIS TRAVEL CENTER MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS OF THE TRANSACTION MAY CHANGE,

•
CONTINGENCIES IN OUR ACQUISITION AND SALE AGREEMENTS MAY NOT BE SATISFIED AND OUR PENDING ACQUISITIONS AND SALES AND ANY RELATED MANAGEMENT ARRANGEMENTS WE MAY EXPECT TO ENTER INTO MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS OF SUCH TRANSACTIONS OR ARRANGEMENTS MAY CHANGE,

•
AT DECEMBER 31, 2016, WE HAD $10.9 MILLION OF CASH AND CASH EQUIVALENTS, $809.0 MILLION AVAILABLE UNDER OUR $1.0 BILLION REVOLVING CREDIT FACILITY AND SECURITY DEPOSITS AND GUARANTEES COVERING SOME OF OUR MINIMUM RETURNS AND RENTS. THESE STATEMENTS MAY IMPLY THAT WE HAVE ABUNDANT WORKING CAPITAL AND LIQUIDITY. HOWEVER, OUR MANAGERS AND TENANTS MAY NOT BE ABLE TO FUND MINIMUM RETURNS AND RENTS DUE TO US FROM OPERATING OUR PROPERTIES OR FROM OTHER RESOURCES; IN THE PAST AND CURRENTLY CERTAIN OF OUR TENANTS AND HOTEL MANAGERS HAVE IN FACT NOT PAID THE MINIMUM AMOUNTS DUE TO US FROM THEIR OPERATIONS OF OUR LEASED OR MANAGED PROPERTIES. ALSO, CERTAIN OF THE SECURITY DEPOSITS AND GUARANTEES WE HAVE TO COVER ANY SUCH SHORTFALLS ARE LIMITED IN AMOUNT AND DURATION, AND ANY SECURITY DEPOSITS WE APPLY FOR SUCH SHORTFALLS DO NOT RESULT IN ADDITIONAL CASH FLOWS TO US. FURTHER, OUR PROPERTIES REQUIRE, AND WE HAVE AGREED TO PROVIDE, SIGNIFICANT FUNDING FOR CAPITAL IMPROVEMENTS, RENOVATIONS AND OTHER MATTERS. ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL OR LIQUIDITY,

•	WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,

•
CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND OTHER CUSTOMARY CREDIT FACILITY CONDITIONS THAT WE MAY BE UNABLE TO SATISFY,

•	ACTUAL COSTS UNDER OUR REVOLVING CREDIT FACILITY OR OTHER FLOATING RATE DEBT WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF OTHER FEES AND EXPENSES ASSOCIATED WITH SUCH FACILITIES,

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

•
MARRIOTT INTERNATIONAL, INC., OR MARRIOTT, HAS NOTIFIED US THAT IT DOES NOT INTEND TO EXTEND ITS LEASE FOR OUR RESORT HOTEL ON KAUAI, HAWAII WHEN THAT LEASE EXPIRES ON DECEMBER 31, 2019 AND WE INTEND TO HAVE DISCUSSIONS WITH MARRIOTT ABOUT THE FUTURE OF THIS HOTEL. THESE STATEMENTS MAY IMPLY THAT MARRIOTT WILL NOT OPERATE THIS HOTEL IN THE FUTURE OR THAT WE MAY RECEIVE LESS CASH FLOW FROM THIS HOTEL IN THE FUTURE. OUR DISCUSSIONS WITH MARRIOTT HAVE ONLY RECENTLY BEGUN. AT THIS TIME WE CANNOT PREDICT HOW OUR DISCUSSIONS WITH MARRIOTT WILL IMPACT THE FUTURE OF THIS HOTEL. FOR EXAMPLE, THIS HOTEL MAY CONTINUE TO BE OPERATED BY MARRIOTT ON DIFFERENT CONTRACT TERMS THAN THE CURRENT LEASE, WE MAY IDENTIFY A DIFFERENT OPERATOR FOR THIS HOTEL, OR THE CASH FLOWS WHICH WE RECEIVE FROM OUR OWNERSHIP OF THIS HOTEL MAY BE DIFFERENT THAN THE RENT WE NOW RECEIVE. ALSO, ALTHOUGH THE CURRENT LEASE EXPIRES ON DECEMBER 31, 2019, WE AND MARRIOTT MAY AGREE UPON A DIFFERENT TERMINATION DATE, AND

•
WE HAVE ADVISED MORGANS THAT THE CLOSING OF ITS MERGER WITH SBE ENTERTAINMENT GROUP, LLC, OR SBE, WAS IN VIOLATION OF OUR MORGANS AGREEMENT, AND WE HAVE FILED AN ACTION FOR UNLAWFUL DETAINER AGAINST MORGANS AND SBE TO COMPEL MORGANS AND SBE TO SURRENDER POSSESSION OF THE SAN FRANCISCO HOTEL WHICH MORGANS HISTORICALLY LEASED FROM US, AND WE ARE CURRENTLY ENGAGED IN DISCUSSIONS WITH MORGANS AND SBE REGARDING THIS MATTER. THE OUTCOME OF THIS PENDING LITIGATION AND OF OUR DISCUSSIONS WITH MORGANS AND SBE IS NOT ASSURED BUT WE BELIEVE THAT MORGANS MAY SURRENDER POSSESSION OF THIS HOTEL OR THAT THE COURT WILL DETERMINE THAT MORGANS AND SBE HAVE BREACHED THE HISTORICAL LEASE. WE ALSO BELIEVE THAT THIS HOTEL MAY REQUIRE SUBSTANTIAL CAPITAL INVESTMENT TO REMAIN COMPETITIVE IN ITS MARKET. THE CONTINUATION OF OUR DISPUTE WITH MORGANS AND SBE REQUIRES US TO EXPEND LEGAL FEES AND THE RESULT OF THIS DISPUTE MAY CAUSE US SOME LOSS OF RENT AT LEAST UNTIL THIS HOTEL MAY BE RENOVATED AND PROPERLY OPERATED. LITIGATION AND DISPUTES WITH TENANTS OFTEN PRODUCE UNEXPECTED RESULTS AND WE CAN PROVIDE NO ASSURANCE REGARDING THE RESULTS OF THIS DISPUTE.

CURRENTLY UNEXPECTED RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS ACTS OF TERRORISM, NATURAL DISASTERS, CHANGES IN OUR MANAGERS’ OR TENANTS’ REVENUES OR EXPENSES, CHANGES IN OUR MANAGERS’ OR TENANTS’ FINANCIAL CONDITIONS, THE MARKET DEMAND FOR HOTEL ROOMS OR FUEL OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.
THE INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K OR OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, OR THE SEC, INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.
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

v

PERSONAL LIABILITY, JOINTLY OR SEVERALLY, FOR ANY OBLIGATION OF, OR CLAIM AGAINST, HOSPITALITY PROPERTIES TRUST. ALL PERSONS DEALING WITH HOSPITALITY PROPERTIES TRUST IN ANY WAY SHALL LOOK ONLY TO THE ASSETS OF HOSPITALITY PROPERTIES TRUST FOR THE PAYMENT OF ANY SUM OR THE PERFORMANCE OF ANY OBLIGATION.

HOSPITALITY PROPERTIES TRUST
2016 FORM 10-K ANNUAL REPORT

PART I
Item 1.  Business
The Company.  We are a real estate investment trust, or REIT, formed in 1995 under the laws of the State of Maryland. As of December 31, 2016, we owned 306 hotels with 46,583 rooms or suites, and 198 travel centers. Our properties are located in 45 states in the United States, Canada and Puerto Rico. Our principal place of business is Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and our telephone number is (617) 964-8389.
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
HOTEL PROPERTIES
As of December 31, 2016, our hotels were operated as Courtyard by Marriott®, Royal Sonesta®, Sonesta Hotels & Resorts®, Candlewood Suites®, Residence Inn by Marriott®, Sonesta ES Suites®, Crowne Plaza Hotels & Resorts®, Staybridge Suites®, Hyatt Place®,  Wyndham Grand®, Wyndham Hotels & Resorts®, InterContinental Hotels & Resorts®, Marriott Hotels and Resorts®, the Clift Hotel®, Radisson® Hotels & Resorts, Kimpton Hotels & Restaurants®, TownePlace Suites by Marriott®, Hawthorn Suites®, Country Inns & Suites by Carlson®, Holiday Inn Hotels & Resorts®, SpringHill Suites by Marriott® and Park Plaza® Hotels & Resorts. In the hotel descriptions which follow in this section we report our gross investments, after impairment writedowns but before depreciation and before investments funded by reserves created from operating results which were not funded separately by us. Our hotels are typically located in urban or high density suburban locations near major urban centers and are generally intended to be in locations convenient for business travelers.
Courtyard by Marriott® hotels are designed to attract both business and leisure travelers. Our Courtyard by Marriott® hotels contain between 108 and 296 guest rooms. Most Courtyard by Marriott® hotels are built with a courtyard containing a patio, pool and socializing area that may be enclosed depending upon location. The Courtyard by Marriott® brand has evolved to include upgraded public space, technology including mobile check in and food & beverage offerings through the Bistro at Courtyard®.  These hotels generally have a market offering 24 hour snacks and beverages, a restaurant and lounge offering meal service, grab and go, and Starbucks® coffee, meeting rooms, business services, a fitness center and guest laundry. The guest rooms are similar in size and furnishings to guest rooms in full service Marriott® hotels with plush bedding, stylish bathrooms and a flexible workspace area. Each guest room also offers complimentary Wi-Fi. In addition, many of the same amenities as would be available in full service Marriott® hotels are available in Courtyard by Marriott® hotels, except room service may not be available and meeting and function rooms are limited in size and number. According to Marriott International, Inc., or Marriott, as of December 31, 2016, 1,098 Courtyard by Marriott® hotels were open and operating worldwide. As of December 31, 2016, we have invested $977 million in 71 Courtyard by Marriott® hotels with a total of 10,265 rooms.
Royal Sonesta® and Sonesta Hotels & Resorts® hotels offer full service accommodations to business and leisure travelers. Each hotel and its operation reflect the destination of the property, offering guests a unique, local and cultural experience from location to location. Royal Sonesta® hotels are luxury hotels located in major cities and offer luxury amenities and services coupled with signature restaurant and lounge areas. Sonesta Hotels & Resorts® hotels are upscale hotels that are typically located in urban and resort locations offering meeting facilities and restaurants. Our Royal Sonesta® and Sonesta Hotels & Resorts® hotels contain between 203 and 485 guest rooms. Amenities consistent between both brands include flexible ballroom/meeting space ranging from 10,000 to 50,000 square feet, business center, fitness center and concierge services, in room dining and complimentary Wi-Fi. According to Sonesta International Hotels Corporation, or Sonesta, as of December 31, 2016, there were four Royal Sonesta® hotels and 26 Sonesta Hotels & Resorts® hotels open and operating worldwide. As of December 31, 2016,  we have invested a total of $756 million in four Royal Sonesta® hotels and in five Sonesta Hotels & Resorts® hotels with a total of 3,252 rooms.

Candlewood Suites® hotels are mid-priced extended stay hotels which offer studio and one bedroom suites. The hotels are designed for corporate, consulting and government markets appealing to travelers involved in long-term engagements such as temporary work assignments, projects, training programs or government business. Our Candlewood Suites® hotels contain between 81 and 276 suites. Each Candlewood Suites® suite contains a fully equipped kitchen, a combination living and work space and a sleeping area. The kitchen typically includes a full size microwave, full size refrigerator, stove, dishwasher and coffee maker. The living area generally contains a convertible sofa or recliner.  The work area includes a large desk and executive chair and complimentary Wi-Fi. Other amenities generally offered at each Candlewood Suites® hotel include a fitness center, complimentary guest laundry facilities, a Lending Locker® that stores common guest amenities, an outdoor grilling area and the Candlewood Cupboard® where guests can purchase light meals, snacks and other refreshments 24 hours a day. According to InterContinental Hotels Group, plc, or InterContinental, the owner of the Candlewood Suites® brand, as of December 31, 2016, 362 Candlewood Suites® hotels were open and operating worldwide. As of December 31, 2016, we have invested $586 million in 61 Candlewood Suites® hotels with a total of 7,553 suites.
Residence Inn by Marriott® hotels are designed to provide business and leisure travelers with all the comforts of home while on long-term trips. Our Residence Inn by Marriott® hotels have between 102 and 231 studio, one bedroom and two bedroom suites. Many Residence Inn by Marriott® hotels are designed as residential style buildings with landscaped walkways, courtyards and recreational areas. Residence Inn by Marriott® hotels do not have restaurants; however, each hotel has a 24 hour market and also offers a grocery delivery service. All offer a complimentary breakfast and the newly re-launched complimentary evening social hour featuring tasteful food options and premium beers. In addition, each suite contains a fully equipped kitchen and many have fireplaces. Each hotel also offers complimentary Wi-Fi and the ability to check in from a mobile device. Most Residence Inn by Marriott® hotels also have swimming pools, barbeque areas, exercise rooms, business centers, a Sport Court® and guest laundry. According to Marriott, as of December 31, 2016, 734 Residence Inn by Marriott® hotels were open and operating worldwide. As of December 31, 2016, we have invested $539 million in 35 Residence Inn by Marriott® hotels with a total of 4,488 suites.
Sonesta ES Suites® is Sonesta’s upscale extended stay brand that offers residential style suites including oversized studio, one and two bedroom suites. This brand caters to both the extended stay business traveler and the family oriented leisure traveler. Our Sonesta ES Suites® contain between 80 and 208 suites. The comfortable and spacious suites offer a fully equipped kitchen, flexible work space and complimentary Wi-Fi. Additional amenities include a business center, a common room offering complimentary breakfast and evening social hour, 24 hour on-site convenience store, fitness center, outdoor recreational court and on-site guest laundry. According to Sonesta, as of December 31, 2016, there were 27 Sonesta ES Suites® hotels open and operating in the United States. As of December 31, 2016, we have invested $441 million in 25 Sonesta ES Suites® with a total of 3,077 suites.
Crowne Plaza Hotels & Resorts® is InterContinental’s upscale brand targeted at the business and leisure guest seeking upscale accommodations at a reasonable price. Crowne Plaza Hotels & Resorts® has a particular focus on small to medium sized meeting accommodations and related services. Our Crowne Plaza Hotels & Resorts® hotels contain between 304 and 613 rooms and between 5,000 and 25,000 square feet of meeting and banquet space. The Crowne Plaza Hotels & Resorts® brand offers a wide variety of premium services and amenities, including fully-appointed guest rooms with ample work space, a full complement of business services, dining choices, quality fitness facilities and select properties with concierge services and comprehensive meeting capabilities. According to InterContinental, as of December 31, 2016, 408 Crowne Plaza Hotels & Resorts® hotels were open and operating worldwide. As of December 31, 2016, we have invested $373 million in seven Crowne Plaza Hotels & Resorts® hotels with a total of 2,711 rooms.
Staybridge Suites® are upscale extended stay hotels that offer residential style studio and one or two bedroom suites for business, governmental, relocation and family travelers. Our Staybridge Suites® hotels contain between 92 and 150 suites. Each suite typically offers a fully equipped kitchen, living space, well-lit workspace and complimentary Wi-Fi. Other amenities include a “Great Room” lobby that offers a free hot breakfast buffet and social evening receptions mid-week, an onsite pantry store, complimentary guest laundry, fitness center and 24 hour business center coupled with an outdoor area that includes a sport court, a patio and a barbeque area. Additionally, Staybridge Suites® hotels in the United States are pet friendly.  With the various amenities, guests are encouraged to feel at home and comfortable. According to InterContinental, the owner of the Staybridge Suites® brand, as of December 31, 2016, 236 Staybridge Suites® hotels were open and operating worldwide. As of December 31, 2016, we have invested $331 million in 19 Staybridge Suites® hotels with a total of 2,364 suites.
Hyatt Place® hotels are all suite upscale hotels offering casual hospitality in a well-designed, high tech and contemporary environment catering to the multi-tasking business traveler, as well as families. Hyatt Place® properties are also suitable for small corporate/executive group meetings. Hyatt Place® hotels are located in urban, suburban and airport locations. Our Hyatt Place® hotels contain between 98 and 134 rooms. Hyatt Place® suites typically include upgraded bedding, a wet bar, granite counters, a sectional sofa, complimentary Wi-Fi and a media center with a large screen high definition plasma television. A signature feature of Hyatt Place® is the Gallery, where guests can enjoy complimentary continental breakfast and a.m. Kitchen Skillet™ items, as well as access to the 24 hour guest kitchen that offers a variety of food selections for purchase. Additional food and beverage options are available through the Coffee to Cocktails Bar, which offers various coffee options and a selection of beer, wine and cocktails, and the Gallery Market, with a grab and go case that offers salads, sandwiches and snacks that can be purchased and taken on the go. According to Hyatt Hotels Corporation, or Hyatt, the owner of the Hyatt Place® brand, as of December 31, 2016, 270 Hyatt Place® hotels were open and operating worldwide. As of December 31, 2016, we have invested $302 million in 22 Hyatt Place® hotels with a total of 2,724 suites.
Wyndham Hotels & Resorts and Wyndham Grand® hotels are full service properties located in business and vacation destinations. The hotels offer all of the comfort and amenities a hotel guest would expect, including well-appointed public areas, guestrooms and dining options. Business locations feature meeting space flexible for large and small meetings, as well as business centers and fitness centers. Wyndham Grand® hotels are situated in resort and urban destinations, and seek to provide a one-of-a-kind experience with local flavor. Guestrooms are comfortable and refined, dining experiences are crafted by master chefs and lounges and public areas are designed to invite guests to stay and relax. For social and business functions, the hotels contain flexible meeting spaces, with sophisticated entertainment and presentation capabilities. Our Wyndham branded hotels contain between 219 to 344 rooms with between 7,500 to 27,000 square feet of meeting space. According to Wyndham Hotel Group, or Wyndham, as of December 31, 2016, 247 Wyndham Hotels & Resorts® hotels were open and operating worldwide. As of December 31, 2016, we have invested a total of $285 million in five Wyndham hotels and one Wyndham Grand® hotel with a combined total of 1,823 rooms.
InterContinental Hotels & Resorts® are luxury hotels that blend consistent global standards with the distinctive cultural features associated with their separate locations in an effort to deliver authentic guest experiences. Our InterContinental Hotels & Resorts® hotels contain between 190 and 402 rooms. InterContinental Hotels & Resorts® hotels offer high levels of service for business and leisure guests seeking a luxury hotel experience. Amenities include a wide range of personal and business services in addition to restaurants, cocktail lounges, pools, saunas, meeting space and health/fitness centers. According to InterContinental, as of December 31, 2016, 187 InterContinental Hotels & Resorts® hotels were open and operating worldwide. As of December 31, 2016, we have invested $218 million in three InterContinental Hotels & Resorts® hotels with a total of 800 rooms.
Marriott Hotels and Resorts® is Marriott’s global flagship brand renowned for the consistent quality of their physical appearances and well trained staff. Our Marriott Hotels and Resorts® hotels contain between 356 and 392 rooms. The guest rooms offer luxury linens, a “smart workspace”, complimentary Wi-Fi and high definition televisions. Our Marriott Hotels and Resorts® hotels have between 20,000 to 25,000 square feet of meeting and banquet space. Amenities include a wide range of personal and business services in addition to Wi-Fi enabled lobbies, a choice of restaurants, room service, cocktail lounges, business centers, concierge floors, pools, and health/fitness centers. According to Marriott, as of December 31, 2016, 546 Marriott Hotels and Resorts® hotels were open and operating worldwide. As of December 31, 2016, we have invested $131 million in two Marriott Hotels and Resorts® hotels with a total of 748 guest rooms.
The Clift Hotel® is a hotel with 372 rooms located within the Union Square district of San Francisco, CA. This historic hotel originally opened in 1913 and was completely renovated in 2001. This hotel is currently operated by a subsidiary of Morgans Hotel Group, or Morgans. The hotel features 7,700 square feet of meeting space, the iconic Redwood Room bar, a fitness center, a business center, and valet parking. Guest rooms feature some custom designed furniture. As of December 31, 2016, we have invested $120 million in the Clift Hotel®. For information about the current operating status of this hotel, see Item 7. "Liquidity and Capital Resources - Our Managers and Tenants" on pages 61 and 62.
Radisson® Hotels & Resorts is an upscale full service hotel brand that serves both the business and leisure traveler. Amenities and services often include Sleep Number® beds, large desks, complimentary Wi-Fi, a restaurant, room service and a pre-arrival online check in system. Radisson® Hotels & Resorts offer a Business Class room that extends upgraded amenities and services at a premium price. Our Radisson® Hotels & Resorts hotels contain between 159 and 381 guest rooms. The flexible meeting facilities at our Radisson® Hotels & Resorts hotels range in size from 4,000 to 15,000 square feet and can accommodate groups between 10 and 600 people. Most of our Radisson® Hotels & Resorts hotels also have a lobby lounge, a swimming pool and a fitness center. According to Carlson Hotels Worldwide, or Carlson, the owner of the Radisson® Hotels & Resorts brand, as of December 31, 2016, 161 Radisson® Hotels & Resorts hotels were open and operating worldwide. As of December 31, 2016, we have invested $120 million in five Radisson® Hotels & Resorts hotels with a total of 1,128 rooms.
Kimpton Hotels & Restaurants® is a full service boutique hotel brand that offers a unique stay and a personalized experience for both business and leisure travelers in the urban and resort areas in which they are located. The brand is known throughout the industry as a pioneer in the boutique hotel segment. Kimpton Hotel public areas offer amenities and services that often include award winning restaurants based on local cuisine, meeting and banquet space, evening “Wine Hour”, complimentary coffee and tea, complimentary Wi-Fi for reward program members, room service, business centers and fitness centers. These pet friendly hotels also offer yoga mats in every room, in-room fitness programs, complimentary bike rentals, luxurious robes and a pet goldfish upon request. According to InterContinental, the owner of the Kimpton Hotels & Restaurants® brand, as of December 31, 2016, 61 Kimpton Hotels & Restaurants® were open and operating worldwide. As of December 31, 2016, we have invested $114 million in one Kimpton Hotel with 221 suites.
TownePlace Suites by Marriott® are mid-priced extended stay hotels offering studio and one or two bedroom suites for business and leisure travelers. Our TownePlace Suites® hotels contain between 94 and 141 suites. TownePlace Suites by Marriott® compete in the mid-priced extended stay segment of the lodging industry. Each suite usually offers a fully equipped kitchen, a bedroom and separate living and work areas, including the in-room HomeOffice™ Suite. Other amenities offered typically include complimentary Wi-Fi, a business center, guest laundry facilities, 24 hour staffing, complimentary breakfast and coffee, late night snack and beverage offerings from the “In a Pinch” market and a fitness center, newly created grill and patio areas and a pet friendly environment. According to Marriott, as of December 31, 2016, 301 TownePlace Suites by Marriott® were open and operating worldwide. As of December 31, 2016, we have invested $111 million in 12 TownePlace Suites by Marriott® hotels with a total of 1,321 suites.
Hawthorn Suites® by Wyndham is an extended stay brand that provides a comfortable atmosphere for business and leisure travelers. Our Hawthorn Suites® hotels have between 76 and 141 studio and one bedroom suites. Each guest room offers a fully equipped kitchen, a work space and complimentary Wi-Fi. Hawthorn Suites® hotels offer a fitness center, guest laundry facilities, free hot breakfast and an evening hospitality hour. Some locations also offer additional recreational areas such as outdoor pools.  According to Wyndham, as of December 31, 2016, 111 Hawthorn Suites® were open and operating worldwide. As of December 31, 2016, we have invested $101 million in 16 Hawthorn Suites® hotels with a total of 1,756 rooms.
Country Inns & Suites by Carlson® is a leading mid-market brand catering to both business and leisure travel. This brand is known for being “like home” and for providing a comfortable hospitality experience. Our Country Inns & Suites by Carlson® hotels contain between 84 and 180 rooms. Amenities and services at these hotels include spacious, well equipped rooms with microwaves and refrigerators, a free hot, expansive breakfast selection and complimentary Wi-Fi. The meeting facilities at our Country Inns & Suites by Carlson® hotels generally can accommodate groups of between 10 and 200 people in a flexible meeting room design with audiovisual equipment. Most of our Country Inns & Suites by Carlson® hotels also feature a lobby with a fireplace, a swimming pool, exercise facilities, business center services, coin-operated laundry service and a small restaurant and lounge. According to Carlson, as of December 31, 2016, 482 Country Inns & Suites by Carlson® hotels were open and operating worldwide. As of December 31, 2016, we have invested $79 million in five Country Inns & Suites by Carlson® hotels with a total of 753 rooms.
Holiday Inn® hotels offer business and leisure guests all the services and amenities of a full service hotel in a contemporary style at a moderate price. Our Holiday Inn® hotels contain between 190 and 300 rooms. The Holiday Inn® brand’s guest room offers a large work desk, complimentary Wi-Fi, a business center and in room coffee service. The meeting facilities at our Holiday Inn® hotels generally can accommodate groups of between 18 and 280 people in a flexible meeting room design with audiovisual equipment and catering options. These hotels typically also offer a swimming pool, fitness center, guest self-service laundry, a lobby lounge, room service and restaurant. According to InterContinental, the owner of the Holiday Inn® brand, as of December 31, 2016, 1,241 Holiday Inn® hotels were open and operating worldwide. As of December 31, 2016, we have invested $73 million in three Holiday Inn® hotels with a total of 754 rooms.
SpringHill Suites by Marriott® are all-suite hotels designed to attract value conscious business and family travelers. Our two SpringHill Suites® hotels contain 114 and 150 rooms, respectively. Guest suites can be up to 25% larger than standard hotel rooms. Each suite usually has separate sleeping, living and work areas, a mini-refrigerator, a microwave and coffee service. All guest rooms offer complimentary Wi-Fi. Other amenities offered include a pull out sofa bed, complimentary daily hot breakfast buffet served in an open and bright lobby, guest laundry, a business center, free Wi-Fi access throughout the hotel, a 24 hour market offering snacks and beverages and a fitness center. According to Marriott, as of December 31, 2016, 359 SpringHill Suites by Marriott® hotels were open and operating worldwide. As of December 31, 2016, we have invested $25 million in two SpringHill Suites by Marriott® hotels with a total of 264 suites.
Park Plaza® Hotels & Resorts is in the mid-priced segment of the full service hotel category targeting both business and leisure guests. Amenities and services available at this hotel include well-appointed guest rooms with large work areas, complimentary Wi-Fi, room service and a restaurant. The meeting facilities at our Park Plaza® Hotel & Resorts hotel is 6,000 square feet and can accommodate groups of between 10 and 400 people in a flexible meeting room design with audiovisual equipment. Our Park Plaza® Hotels & Resorts hotel also has a lobby lounge, a swimming pool and a fitness center. According to Carlson, the owner of the Park Plaza® Hotels & Resorts brand, as of December 31, 2016, 39 Park Plaza® Hotels & Resorts

hotels were open and operating worldwide. As of December 31, 2016, we have invested $12 million in one Park Plaza® Hotel & Resorts hotel with a total of 209 rooms.
The following table details the chain scale and service level of our hotels, as categorized by STR, Inc., as of December 31, 2016:

	Service Level
Chain Scale	Full Service	Select Service	Extended Stay	Total
Luxury	8	—	—	8
Upper Upscale	14	—	—	14
Upscale	13	95	79	187
Upper Midscale	8	—	12	20
Midscale	—	—	77	77
Totals	43	95	168	306
TRAVEL CENTER PROPERTIES
As of December 31, 2016, we owned 198 travel centers, all of which we lease to TravelCenters of America LLC or its subsidiaries, or TA, pursuant to long term leases; 149 of our travel centers are operated under the TravelCenters of America®, or TA®, brand names and 49 are operated under the Petro Stopping Centers®, or Petro®, brand name.
Substantially all our travel centers are full service sites located on or near an interstate highway and offer fuel and non-fuel products and services 24 hours per day, 365 days per year. Our typical travel center includes: over 25 acres of land with parking for about 200 tractor trailers and about 100 cars; a full service restaurant and one or more quick service restaurants which are operated under nationally recognized brands; a truck repair facility and parts store; multiple diesel and gasoline fueling points, including diesel exhaust fluid at the diesel lanes; a travel store; and a game room, lounge and other amenities for professional truck drivers and motorists.
The physical layout of our travel centers varies from property to property. Most of our TA® branded properties have one building with separate service areas, while most of our Petro® branded properties have several separate buildings. According to TA, 178 TA® and 77 Petro® sites were open and operating in the U.S. and Canada as of December 31, 2016. As of December 31, 2016, we have invested $2.4 billion in 149 TA® branded properties and $1.0 billion in 49 Petro® branded properties.
PRINCIPAL MANAGEMENT AGREEMENT OR LEASE FEATURES
As of December 31, 2016, 304 of our hotels are included in one of seven portfolio agreements; 303 hotels are leased by us to our wholly owned taxable REIT subsidiaries, or TRSs, and managed by hotel operating companies and one hotel is leased to a hotel operating company. Two of our hotels are not included in a portfolio agreement and are or were leased to hotel operating companies. Our 198 owned travel centers are leased to TA, a travel center and convenience store operating company, under five portfolio agreements. The principal features of the management agreements and leases for our 504 properties are as follows:

•	Minimum Returns or Minimum Rent. All of our agreements require our managers or tenants to pay to us annual minimum returns or minimum rent.

•
Additional Returns or Percentage Rent.  In addition, our hotel management agreements provide for payment of additional returns to us generally based on excess cash flows after payment of hotel operating expenses, funding of the required property maintenance reserve, if any, payment of our minimum returns, payment of management fees and in certain instances, replenishment of the security deposit or guarantee. Certain of our lease agreements require payment of percentage rent to us based on increases in gross property revenues over threshold amounts.

•
Long Terms.  Our management agreements and leases generally have initial terms of 15 years or more. The weighted average term remaining for our agreements (weighted by our investment) as of December 31, 2016 is 15.8 years, without giving effect to any renewal options our managers or tenants may have.

•
Pooled Agreements.  All but two of our properties are included in one of 12 portfolio agreements. In all but one of our portfolio agreements, the manager’s or tenant’s obligations to us with respect to each property in a portfolio agreement are subject to cross default with the obligations with respect to all the other properties in the same portfolio agreement. The smallest portfolio agreement includes 11 hotels in which we have invested $210 million; the largest portfolio agreement includes 94 hotels in which we have invested $1.7 billion.

•	Geographic Diversification. The properties included in each portfolio agreement are geographically diversified.

•
Strategic Locations.  Our properties are located in the vicinity of major demand generators such as large suburban office parks, urban centers, airports, medical or educational facilities or major tourist attractions for hotels and interstate highways for travel centers.

•	All or None Renewals. All manager or tenant renewal options for each portfolio agreement of our properties may only be exercised on an all or none basis and not for separate properties.

•
Property Maintenance.  Most of our hotel agreements require the deposit of 5% to 6% of annual gross hotel revenues into escrows to fund periodic renovations. For recently built or renovated hotels, this requirement may be deferred for a period. Our travel center leases require the tenants to maintain the leased travel centers, including structural and non-structural components.

•
Security Features.  Most of our management agreements or leases include various terms intended to secure the payments to us, including some or all of the following: cash security deposits which we receive but do not escrow; subordination of management fees payable to the operator to some or all of our minimum return or rent; and full or limited guarantees from the manager’s or tenant’s parent company. As of December 31, 2016, 10 of our 12 portfolio agreements and one hotel leased to a third party, a total of 218 hotels and 198 travel centers, have minimum returns or minimum rent payable to us which are subject to full or limited guarantees or are backed by security deposits. These properties represent 78.7% of our total minimum returns and minimum rents at December 31, 2016. We do not have any security deposits or guarantees for two of our seven hotel portfolio agreements or one hotel we lease to a third party, a total of 88 hotels, representing 21.3% of our total annual minimum returns and minimum rents as of December 31, 2016. Accordingly, the minimum returns we are paid under these agreements will depend exclusively upon the performance of the hotels.

INVESTMENT AND OPERATING POLICIES
Our investment objectives include increasing cash flows from operations from dependable and diverse sources in order to increase per share distributions to our shareholders. To achieve these objectives, we seek to: maintain a strong capital base of shareholders’ equity; invest in high quality properties operated by qualified operating companies; use moderate debt leverage to fund additional investments which increase cash flows from operations because of positive spreads between our cost of investment capital and investment yields; structure investments which generate a minimum return and provide an opportunity to participate in operating growth at our properties; when market conditions permit, refinance debt with additional equity or long term debt; and pursue diversification so that our cash flows from operations comes from diverse properties and operators.
Generally, we provide capital to owners and operators in hospitality related industries who wish to expand their businesses or divest their properties while remaining in the hospitality business. Many other public hospitality REITs seek to control the operations of properties in which they invest and generally design their management agreements or leases to capture substantially all net operating income from their hotels’ businesses. Most of our agreements with our managers and tenants are designed with the expectation that, over their terms, net operating income from our properties that accrues to the benefit of the operator will generally exceed the amount that would accrue to them under a typical hotel management agreement or lease. We believe that this difference in operating philosophy may afford us a competitive advantage over other hospitality REITs in identifying and obtaining high quality investment opportunities on attractive terms, obtaining qualified managers and tenants to operate our properties and increase the dependability of our cash flows used to pay distributions.

Our first investment in travel centers was structured differently than all our other investments. We acquired an operating travel centers business, reorganized the business to retain substantially all of the real estate and then distributed a tenant operating company to our shareholders. We may in the future make investments in this fashion or in a manner different from our other investments.

Because we are a REIT, we generally may not operate our properties. We or our tenants have entered into arrangements for operation of our properties. Under the U.S. Internal Revenue Code of 1986, as amended, or the IRC, we may lease our hotels to one of our TRSs if the hotel is managed by a third party. As of December 31, 2016, 303 of our hotels were leased to our TRSs and managed by third parties. Any income realized by a TRS in excess of the rent paid to us by the subsidiary is subject to income tax at customary corporate rates. As, and if, the financial performance of the hotels operated for the account of our TRSs improves, these taxes may become material.
Acquisition Policies. We intend to pursue growth through the acquisition of additional properties. Generally, we prefer to purchase multiple properties in one transaction or individual properties that can be added to a pre-existing portfolio agreement because we believe a single management or lease agreement, cross default covenants and all or none renewal rights for multiple properties in diverse locations enhance the credit characteristics and the security of our investments. In implementing our acquisition strategy, we consider a range of factors relating to proposed property purchases including:

•	Historical and projected cash flows;

•	The competitive market environment and the current or potential market position of each property;

•	The growth, tax and regulatory environments of the market in which the property is located;

•	The availability of a qualified manager or lessee;

•	The financial strength of the proposed manager or lessee;

•	The amount and type of financial support available from the proposed manager or lessee;

•	The property’s design, construction quality, physical condition and age and expected capital expenditures that may be needed at the property;

•	The size of the property;

•	The location and type of property;

•	The estimated replacement cost, capital improvement requirements and proposed acquisition price of the property;

•	Our weighted average long term cost of capital compared to projected returns we may realize by owning the property;

•	The reputation of any operator with which the property is or may become affiliated;

•	The level of services and amenities offered at the property;

•	The proposed management agreement or lease terms;

•	The brand under which the property operates or is expected to operate;

•	The strategic fit of the property or investment with the rest of our portfolio and our own plans; and

•	The existence of alternative sources, uses or needs for our capital.
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
Other Investments. We prefer wholly owned investments in fee interests. However, circumstances may arise in which we may invest in leaseholds, joint ventures, mortgages and other real estate interests. We may invest or enter into real estate joint ventures if we conclude that we may benefit from the participation of coventurers or that the opportunity to participate in the investment is contingent on the use of a joint venture structure. We may invest in participating, convertible or other types of mortgages if we conclude that we may benefit from the cash flows or appreciation in the value of the mortgaged property. Convertible mortgages are similar to equity participation because they permit lenders to either participate in increasing revenues from the property or convert some or all of that mortgage into equity ownership interests. At December 31, 2016, we owned no convertible mortgages or joint venture interests.
We have in the past considered, and may in the future consider, the possibility of entering into mergers or strategic combinations with other companies. A principal goal of any such transaction may be to further diversify our revenue sources and increase our cash flows from operations.

We own common shares of TA and The RMR Group Inc. (Nasdaq: RMR), a Maryland corporation, or RMR Inc. We may in the future acquire additional common shares of TA or RMR Inc. or securities of other entities, including entities engaged in real estate activities. We may invest in the securities of other entities for the purpose of exercising control or otherwise, make loans to other persons or entities, engage in the sale of investments, offer securities in exchange for property or repurchase our securities.

We may not achieve some or all of our investment objectives.
Disposition Policies. We generally consider ourselves to be a long term owner of properties and are more interested in the long term earnings potential of our properties than selling properties for short term gains. We have occasionally sold a property or exchanged properties which we own for different properties. Although we may do so in the future, we have no current intention to dispose of any properties we presently own. We currently make decisions to dispose of properties based on factors including, but not limited to, the following:

•	The property’s current and expected future performance;

•	The proposed sale price;

•	Capital required to maintain the property;

•	The strategic fit of the property with the rest of our portfolio and with our plans;

•	The manager’s or tenant’s desire to operate the affected property;

•	Our manager’s or tenant’s desire to cease operation of the property;

•	The estimated value we may receive by selling the property;

•	Our intended use of the proceeds we may realize from the sale of a property; and

•	The existence of alternative sources, uses or needs for capital.
Our Board of Trustees may change our investment and operating policies at any time without a vote of, or notice to, our shareholders.
FINANCING POLICIES
To qualify for taxation as a REIT under the IRC, we must distribute at least 90% of our annual REIT taxable income (excluding net capital gains). Accordingly, we generally will not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties and fund acquisitions and development or redevelopment efforts. Instead, we expect to repay our debts, invest in our properties and fund acquisitions and development or redevelopment efforts with borrowings under our revolving credit facility, proceeds from equity or debt securities we may issue (domestically or in foreign markets), including in subsidiaries, or retained cash from operations which may exceed our distributions.

We may seek to obtain other lines of credit or to issue securities senior to our common and/or preferred shares, including preferred shares of beneficial interest and debt securities, either of which may be convertible into common shares or be accompanied by warrants to purchase common shares, or to engage in transactions which may involve a sale or other conveyance or contribution of hotels, travel centers or other properties or assets to subsidiaries or to other affiliates or unaffiliated entities. We may finance acquisitions, in whole or in part, by among other possible means, exchanging properties, issuing additional common shares or other securities, or assuming outstanding mortgage debt on the acquired properties. We may also place new mortgages on our existing properties as a means of financing. The proceeds from any of our financings may be used to pay distributions, to provide working capital, to refinance existing indebtedness or to finance acquisitions and expansions of existing or new properties. For further information regarding our financing sources and activities, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Capital Resources” of this Annual Report on Form 10-K.

Although there are no limitations in our organizational documents on the amount of indebtedness we may incur, our $1.0 billion unsecured revolving credit facility, our unsecured term loan and our unsecured term debt and convertible notes indentures and their supplements contain financial covenants which, among other things, restrict our ability to incur indebtedness and require us to maintain certain financial ratios. However, we may seek to amend these covenants or seek replacement financings with less restrictive covenants. In the future, we may decide to seek changes in the financial covenants which currently restrict our debt leverage based upon then current economic conditions, the relative availability and costs of debt versus equity capital and our need for capital to take advantage of acquisition opportunities or otherwise.

Generally, we intend to manage our leverage in a way that may allow us to maintain “investment grade” ratings from nationally recognized statistical rating organizations; however, we can provide no assurance that we will be able to maintain our investment grade ratings.

Our Board of Trustees may change our financing policies at any time without a vote of, or notice to, our shareholders.
OTHER INFORMATION
Our Manager.  RMR Inc. is a holding company and substantially all of its business is conducted by its majority owned subsidiary, The RMR Group LLC, or RMR LLC, a Maryland limited liability company. Barry Portnoy and Adam Portnoy, our Managing Trustees, are the controlling shareholders, Managing Directors and officers of RMR Inc.  Our day to day operations are conducted by RMR LLC.  RMR LLC originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR LLC has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and its telephone number is (617) 796-8390. RMR LLC also acts as the manager to Government Properties Income Trust, or GOV, Select Income REIT, or SIR, and Senior Housing Properties Trust, or SNH, and provides management and other services to other private and public companies, including Five Star Quality Care, Inc., or Five Star, TA and Sonesta.  As of the date of this Annual Report on Form 10-K, the executive officers of RMR LLC are: Adam Portnoy, President and Chief Executive Officer; Barry Portnoy, Chairman;  David M. Blackman, Executive Vice President; Jennifer B. Clark, Executive Vice President, General Counsel and Secretary; David J. Hegarty, Executive Vice President; Mark L. Kleifges, Executive Vice President; Bruce J. Mackey Jr., Executive Vice President; John G. Murray, Executive Vice President; Thomas M. O’Brien, Executive Vice President; and John C. Popeo, Executive Vice President. Mark L. Kleifges and John G. Murray are also our executive officers. In addition, our Senior Vice President, Ethan S. Bornstein,  is a Senior Vice President of RMR LLC. Mr. Kleifges and other officers of RMR LLC also serve as officers of other companies to which RMR LLC provides management services.
Employees.  We have no employees. Services which would otherwise be provided to us by employees are provided by RMR LLC and by our Managing Trustees and officers. As of February 28, 2017, RMR LLC had over 450 full time employees in its headquarters and regional offices located throughout the United States.
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

The travel center and truck stop industry is highly competitive. Although there are approximately 6,400 travel centers and truck stops in the U.S., we understand TA believes that large, long haul trucking fleets tend to purchase the large majority of their fuel at the travel centers and truck stops that are located at or near interstate highway exits and from TA and their largest competitors, Pilot Flying J Inc. and Love’s Travel Stops & Country Stores. Long haul truck drivers can obtain fuel and non-fuel products and services from a variety of sources, including regional full service travel centers and fuel only truck stop chains, independently owned and operated truck stops, some large gas stations and trucking company terminals that provide fuel and services to their own trucking fleets. In addition, our travel centers compete with other truck repair and maintenance facilities, full service restaurants and travel and convenience stores, and could face additional competition from state owned interstate highway rest areas, if they are commercialized. The largest competitors of our travel centers are travel centers owned by Pilot Flying J Inc. and Love's Travel Stops & Country Stores, which we believe represent a majority of the market for fuel sales to long haul trucking fleets. Competitive pressure from Pilot Flying J Inc. and Love's Travel Stops & Country Stores, especially for large trucking fleets and long haul trucking fleets, could negatively impact TA’s ability to pay rents due to us.
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
Environmental and Climate Change Matters.  Under various laws, owners as well as tenants and managers of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or manage and may be held liable for property damage or personal injuries that result from such hazardous substances. These laws also expose us to the possibility that we may become liable to reimburse governments or third parties for damages and costs they incur in connection with hazardous substances. Our travel centers include fueling areas, truck repair and maintenance facilities and tanks for the storage of petroleum products and other hazardous substances, all of which create a potential for environmental contamination. We reviewed environmental surveys and other studies of the properties we own prior to their purchase. Based upon those reviews we do not believe that there are environmental conditions at any of our properties that have had or will have a material adverse effect on us. Under the terms of our management agreements and leases, our tenants and managers have agreed to indemnify us from all environmental liabilities arising during the term of the agreements.
However, no assurances can be given that conditions are not present at our properties or that costs we may be required to incur in the future to remediate contamination will not have a material adverse effect on our business or financial condition. Moreover, our tenants and managers may not have sufficient resources to pay environmental liabilities.
The political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our hotel and travel center properties to increase. We do not expect the direct impact of these increases to be material to our results of operations, because the increased costs either would be the responsibility of our tenants or managers directly or in the longer term, passed through and paid by customers of our properties. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties, which could materially and adversely affect our financial condition or the financial condition of our tenants or managers and their ability to pay rent or returns to us. For further information regarding climate change matters and their possible adverse impact on us, see “Risk Factors—Risks Related to Our Business—Ownership of real estate is subject to environmental and climate change risks” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change”.
Insurance.    We generally have insurance coverage for our properties, including for casualty, fire, extended coverage, and liability. Either we purchase the insurance ourselves and our managers or tenants are required to reimburse us, or our managers or tenants buy the insurance directly and are required to list us as an insured party.  We participate with RMR LLC and other companies to which RMR LLC provides management services in a combined property insurance program through Affiliates Insurance Company, or AIC, and with respect to which AIC is an insurer or a reinsurer of certain coverage amounts. We also participate with RMR Inc. and other companies managed by RMR LLC in a partial joint program for directors and officers liability insurance as well as purchasing such insurance for our own account. For further information, see Note 10 to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K.
Internet Website.  Our internet website address is www.hptreit.com. Copies of our governance guidelines, our code of business conduct and ethics, or our Code of Conduct and the charters of our audit, compensation and nominating and governance committees are posted on our website and also may be obtained free of charge by writing to our Secretary, Hospitality Properties Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, MA 02458-1634 or at our website. We also have a policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and a governance hotline accessible on our website that shareholders can use to report concerns or complaints about accounting, internal accounting controls or auditing matters or violations or possible violations of our Code of Conduct. We make available, free of charge, on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or the SEC. Our Board of Trustees provides a process for security holders to send communications to our Board of Trustees or individual Trustees. Information about the process for sending communications to our Board of Trustees or individual Trustees can be found on our website. Our website address is included several times in this Annual Report on Form 10-K as a textual reference only and the information in our website is not incorporated by reference into this Annual Report on Form 10-K.
Segment Information.  As of December 31, 2016, we had two operating segments, hotel real estate investments and travel center real estate investments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for further financial information on our operating segments.
MATERIAL UNITED STATES FEDERAL INCOME TAX CONSIDERATIONS
The following summary of material United States federal income tax considerations is based on existing law, and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business. The summary does not discuss all of the particular tax considerations that might be relevant to you if you are subject to special rules under federal income tax law, for example if you are:

•	a bank, insurance company or other financial institution;

•	a regulated investment company or REIT;

•	a subchapter S corporation;

•	a broker, dealer or trader in securities or foreign currency;

•	a person who marks-to-market our shares for U.S. federal income tax purposes;

•	a U.S. shareholder (as defined below) that has a functional currency other than the U.S. dollar;

•	a person who acquires or owns our shares in connection with employment or other performance of services;

•	a person subject to alternative minimum tax;

•
a person who acquires or owns our shares as part of a straddle, hedging transaction, constructive sale transaction, constructive ownership transaction or conversion transaction, or as part of a “synthetic security” or other integrated financial transaction;

•	a person who owns 10% or more (by vote or value, directly or constructively under the IRC) of any class of our shares;

•	a U.S. expatriate;

•	a non-U.S. shareholder (as defined below) whose investment in our shares is effectively connected with the conduct of a trade or business in the United States;

•	a nonresident alien individual present in the United States for 183 days or more during an applicable taxable year;

•	a “qualified shareholder” (as defined in Section 897(k)(3)(A) of the IRC);

•	a “qualified foreign pension fund” (as defined in Section 897(l)(2) of the IRC) or any entity wholly owned by one or more qualified foreign pension funds; or

•	except as specifically described in the following summary, a trust, estate, tax-exempt entity or foreign person.
The sections of the IRC that govern the federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable IRC provisions, related rules and regulations, and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the U.S. Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot assure you that the IRS or a court will agree with all of the statements made in this summary. The IRS could, for example, take a different position from that described in this summary with respect to our acquisitions, operations, restructurings or other matters, which, if a court agreed, could result in significant tax liabilities for applicable parties. In addition, this summary is not exhaustive of all possible tax considerations, and does not discuss any estate, gift, state, local or foreign tax considerations. For all these reasons, we urge you and any holder of or prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report on Form 10-K. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.
Your federal income tax consequences generally will differ depending on whether or not you are a “U.S. shareholder.” For purposes of this summary, a “U.S. shareholder” is a beneficial owner of our shares that is:

•
an individual who is a citizen or resident of the United States, including an alien individual who is a lawful permanent resident of the United States or meets the substantial presence residency test under the federal income tax laws;

•	an entity treated as a corporation for federal income tax purposes that is created or organized in or under the laws of the United States, any state thereof or the District of Columbia;

•	an estate the income of which is subject to federal income taxation regardless of its source; or

•
a trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust, or, to the extent provided in Treasury regulations, a trust in existence on August 20, 1996 that has elected to be treated as a domestic trust;

whose status as a U.S. shareholder is not overridden by an applicable tax treaty. Conversely, a “non-U.S. shareholder” is a beneficial owner of our shares other than a partnership or a U.S. shareholder.
If any entity treated as a partnership for federal income tax purposes holds our shares, the tax treatment of a partner in the partnership generally will depend upon the status of the partner and the activities of the partnership. Any entity or other arrangement treated as a partnership for federal income tax purposes that is a holder of our shares and the partners in such a partnership (as determined for federal income tax purposes) are urged to consult their own tax advisors about the federal income tax consequences and other tax consequences of the acquisition, ownership and disposition of our shares.
Taxation as a REIT
We have elected to be taxed as a REIT under Sections 856 through 860 of the IRC, commencing with our 1995 taxable year. Our REIT election, assuming continuing compliance with the then applicable qualification tests, has continued and will continue in effect for subsequent taxable years. Although no assurance can be given, we believe that from and after our 1995 taxable year we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed as a REIT under the IRC.
As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally are included in their income as dividends to the extent of our available current or accumulated earnings and profits. Our dividends are not generally entitled to the preferential tax rates on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends or as qualified dividend income, all as explained below. No portion of any of our dividends is generally eligible for the dividends received deduction for corporate shareholders. Distributions in excess of our current or accumulated earnings and profits generally are treated for federal income tax purposes as returns of capital to the extent of a recipient shareholder’s basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, of which there are none outstanding at this time, and thereafter to distributions made on our common shares. For these purposes, our distributions include cash distributions, any in kind distributions of property that we might make, and deemed or constructive distributions resulting from capital market activities (such as some redemptions), as described below.
Our counsel, Sullivan & Worcester LLP, has provided to us an opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 1995 through 2016 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel’s opinions are conditioned upon the assumption that our leases, our declaration of trust and all other legal documents to which we have been or are a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us to our counsel as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a representation is inaccurate or incomplete, our counsel’s opinions may be adversely affected and may not be relied upon. The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, no assurance can be given by Sullivan & Worcester LLP or us that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.
Our continued qualification and taxation as a REIT will depend upon our compliance on a continuing basis with various qualification tests imposed under the IRC and summarized below. While we believe that we have satisfied and will satisfy these tests, our counsel does not review compliance with these tests on a continuing basis. If we fail to qualify for taxation as a REIT in any year, we will be subject to federal income taxation as if we were a corporation taxed under subchapter C of the IRC, or a C corporation, and our shareholders will be taxed like shareholders of regular C corporations, meaning that federal income tax generally will be applied at both the corporate and shareholder levels. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders could be reduced or eliminated.
If we qualify for taxation as a REIT and meet the tests described below, we generally will not pay federal income tax on amounts we distribute to our shareholders. However, even if we qualify for taxation as a REIT, we may still be subject to federal tax in the following circumstances, as described below:

•	We will be taxed at regular corporate tax rates on any undistributed “real estate investment trust taxable income,” determined by including our undistributed net capital gains, if any.

•
We may be subject to the corporate alternative minimum tax on our items of tax preference. This is especially possible where we utilize net operating loss carryovers against taxable income, in that the rules for net operating loss carryovers are generally more stringent under the alternative minimum tax.

•
If we have net income from the disposition of “foreclosure property,” as described in Section 856(e) of the IRC, that is held primarily for sale to customers in the ordinary course of a trade or business or from other nonqualifying income from foreclosure property, we will be subject to tax on this income at the highest regular corporate tax rate.

•
If we have net income from “prohibited transactions” — that is, dispositions at a gain of inventory or property held primarily for sale to customers in the ordinary course of a trade or business other than dispositions of foreclosure property and other than dispositions excepted by statutory safe harbors — we will be subject to tax on this income at a 100% rate.

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

•
If we fail to satisfy the REIT asset tests described below, due to reasonable cause and not due to willful neglect, but nonetheless maintain our qualification for taxation as a REIT because of specified cure provisions, we will be subject to a tax equal to the greater of $50,000 or the highest regular corporate tax rate multiplied by the net income generated by the nonqualifying assets that caused us to fail the test.

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

•
If we acquire a REIT asset where our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of the asset in the hands of a C corporation, under specified circumstances we may be subject to federal income taxation on all or part of the built-in gain (calculated as of the date the property ceased being owned by the C corporation) on such asset. We generally have not sold and do not expect to sell assets if doing so would result in the imposition of a material built-in gains tax liability; but if and when we do sell assets that may have associated built-in gains tax exposure, then we expect to make appropriate provision for the associated tax liabilities on our financial statements.

•
If we acquire a corporation in a transaction where we succeed to its tax attributes, to preserve our qualification for taxation as a REIT we must generally distribute all of the C corporation earnings and profits inherited in that acquisition, if any, no later than the end of our taxable year in which the acquisition occurs. However, if we fail to do so, relief provisions would allow us to maintain our qualification for taxation as a REIT provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution. As discussed below, we have acquired C corporations in connection with our acquisition of real estate. In each such acquisition, we have either made an election under Section 338 of the IRC to purge the earnings and profits of the acquired C corporation, or investigated the acquired C corporation and found that it did not have undistributed earnings and profits that we inherited but failed to timely distribute. However, upon review or audit, the IRS may disagree.

•
Our subsidiaries that are C corporations, including our TRSs, generally will be required to pay federal corporate income tax on their earnings, and a 100% tax may be imposed on any transaction between us and one of our TRSs that does not reflect arm’s length terms.

Other countries (and, for this purpose, Puerto Rico is best thought of as a separate country) may impose taxes on our and our subsidiaries’ assets and operations within their jurisdictions. As a REIT, neither we nor our shareholders are expected to benefit from foreign tax credits arising from those taxes.
If we fail to qualify for taxation as a REIT in any year, then we will be subject to federal income tax in the same manner as a regular C corporation. Further, as a regular C corporation, distributions to our shareholders will not be deductible by us, nor will distributions be required under the IRC. Also, to the extent of our current and accumulated earnings and profits, all distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for the preferential tax rates discussed below in “—Taxation of Taxable U.S. Shareholders” and, subject to limitations in the IRC, will be potentially eligible for the dividends received deduction for corporate shareholders. Finally, we will generally be disqualified from taxation as a REIT for the four taxable years following the taxable year in which the termination is effective. Our failure to qualify for taxation as a REIT for even one year could result in us reducing or eliminating distributions to our shareholders, or in us incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level taxes. Relief provisions under the IRC may allow us to continue to qualify for taxation as a REIT even if we fail to comply with various REIT requirements, all as discussed in more detail below. However, it is impossible to state whether in any particular circumstance we would be entitled to the benefit of these relief provisions.
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

(6)
that is not “closely held,” meaning that during the last half of each taxable year, not more than 50% in value of the outstanding shares are owned, directly or indirectly, by five or fewer “individuals” (as defined in the IRC to include specified tax-exempt entities); and

(7)	that meets other tests regarding the nature of its income and assets and the amount of its distributions, all as described below.
Section 856(b) of the IRC provides that conditions (1) through (4) must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. We believe that we have met conditions (1) through (7) during each of the requisite periods ending on or before the close of our most recently completed taxable year, and that we will continue to meet these conditions in our current and future taxable years. There can, however, be no assurance in this regard.
To help comply with condition (6), our declaration of trust and bylaws restrict transfers of our shares that would otherwise result in concentrated ownership positions. These restrictions, however, do not ensure that we have previously satisfied, and may not ensure that we will in all cases be able to continue to satisfy, the share ownership requirements described in condition (6). If we comply with applicable Treasury regulations to ascertain the ownership of our outstanding shares and do not know, or by exercising reasonable diligence would not have known, that we failed condition (6), then we will be treated as having met condition (6). Accordingly, we have complied and will continue to comply with these regulations, including by requesting annually from record holders of significant percentages of our shares information regarding the ownership of our shares. Under our declaration of trust and bylaws, our shareholders are required to respond to these requests for information. A shareholder that fails or refuses to comply with the request is required by Treasury regulations to submit a statement with its federal income tax return disclosing its actual ownership of our shares and other information.
For purposes of condition (6), an “individual” generally includes a natural person, a supplemental unemployment compensation benefit plan, a private foundation, or a portion of a trust permanently set aside or used exclusively for charitable purposes, but does not include a qualified pension plan or profit-sharing trust. As a result, REIT shares owned by an entity that is not an “individual” are considered to be owned by the direct and indirect owners of the entity that are individuals (as so defined), rather than to be owned by the entity itself. Similarly, REIT shares held by a qualified pension plan or profit-sharing trust are treated as held directly by the individual beneficiaries in proportion to their actuarial interests in such plan or trust. Consequently, five or fewer such trusts could own more than 50% of the interests in an entity without jeopardizing that entity’s qualification for taxation as a REIT.
The IRC provides that we will not automatically fail to qualify for taxation as a REIT if we do not meet conditions (1) through (6), provided we can establish that such failure was due to reasonable cause and not due to willful neglect. Each such excused failure will result in the imposition of a $50,000 penalty instead of REIT disqualification. This relief provision may apply to a failure of the applicable conditions even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.
Our Wholly Owned Subsidiaries and Our Investments Through Partnerships. Except in respect of a TRS as discussed below, Section 856(i) of the IRC provides that any corporation, 100% of whose stock is held by a REIT and its disregarded subsidiaries, is a qualified REIT subsidiary and shall not be treated as a separate corporation for U.S. federal income tax purposes. The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT’s. We believe that each of our direct and indirect wholly owned subsidiaries, other than the TRSs discussed below (and entities owned in whole or in part by the TRSs), will be either a qualified REIT subsidiary within the meaning of Section 856(i) of the IRC, or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under Treasury regulations issued under Section 7701 of the IRC, each such disregarded entity referred to as a QRS. Thus, in applying all of the REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our QRSs are treated as ours, and our investment in the stock and other securities of such QRSs will be disregarded.
We have invested and may in the future invest in real estate through one or more entities that are treated as partnerships for federal income tax purposes. In the case of a REIT that is a partner in a partnership, Treasury regulations under the IRC provide that, for purposes of the REIT qualification requirements regarding income and assets described below, the REIT is generally deemed to own its proportionate share, based on respective capital interests, of the income and assets of the partnership (except that for purposes of the 10% value test, described below, the REIT’s proportionate share of the partnership’s assets is based on its proportionate interest in the equity and specified debt securities issued by the partnership). In addition, for these purposes, the character of the assets and items of gross income of the partnership generally remains the same in the hands of the REIT. In contrast, for purposes of the distribution requirement discussed below, we must take into account as a partner our share of the partnership’s income as determined under the general federal income tax rules governing partners and partnerships under Sections 701 through 777 of the IRC.
Subsidiary REITs. We may in the future invest in real estate through one or more subsidiary entities that are intended to qualify for taxation as REITs. Any subsidiary REIT will generally be subject to the various REIT qualification requirements and other limitations described in this summary that are applicable to us. If one of our subsidiary REITs were to fail to qualify for taxation as a REIT, then (a) the subsidiary REIT would become subject to regular U.S. corporate income tax, as described above, and (b) our ownership of shares in the subsidiary REIT would cease to be a qualifying real estate asset for purposes of the 75% asset test and would become subject to the 5% asset test, the 10% vote test and the 10% value test generally applicable to our ownership in corporations other than REITs and TRSs, all as described under “—Asset Tests” below. If a subsidiary REIT were to fail to qualify for taxation as a REIT, it is possible that we would not meet the 5% asset test, the 10% vote test or the 10% value test with respect to our interest in the subsidiary REIT, in which event we would fail to qualify for taxation as a REIT unless we could utilize applicable relief provisions. We expect to make protective TRS elections with respect to our subsidiary REITs and may implement other protective arrangements intended to avoid a cascading REIT failure if any of our subsidiary REITs were not to qualify for taxation as a REIT, but there can be no assurance that such protective elections and other arrangements will be effective to avoid the resulting adverse consequences to us.
Taxable REIT Subsidiaries. We are permitted to own any or all of the securities of a TRS, provided that no more than 25% (20% beginning with our 2018 taxable year) of the total value of our assets, at the close of each quarter, is comprised of our investments in the stock or other securities of our TRSs. Very generally, a TRS is a subsidiary corporation other than a REIT in which a REIT directly or indirectly holds stock and that has made a joint election with its parent REIT to be treated as a TRS. Our ownership of stock and other securities in TRSs is exempt from the 5% asset test, the 10% vote test and the 10% value test discussed below. Among other requirements, a TRS of ours must:

(1)	not directly or indirectly operate or manage a lodging facility or a health care facility; and

(2)
not directly or indirectly provide to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated, except that in limited circumstances a subfranchise, sublicense or similar right can be granted to an independent contractor to operate or manage a lodging facility or a health care facility.

In addition, any corporation (other than a REIT) in which a TRS directly or indirectly owns more than 35% of the voting power or value of the outstanding securities of such corporation will automatically be treated as a TRS. Subject to the discussion below, we believe that we and each of our TRSs have complied with, and will continue to comply with, the requirements for TRS status at all times during which we intend for the subsidiary’s TRS election to be in effect, and we believe that the same will be true for any TRS that we later form or acquire.
We acquired in the second quarter of 2015, and continue to own, an ownership position in RMR Inc., that is in excess of 10% of RMR Inc.’s outstanding securities by vote or value. Accordingly, we elected to treat RMR Inc. as a TRS effective as of June 5, 2015. RMR Inc., through its principal subsidiary, RMR LLC, has provided and continues to provide business and property management and other services to us and to other public and private companies, including other public REITs. Among these clients were and are operators of lodging facilities, operators of health care facilities, and owners of such facilities. Our counsel, Sullivan & Worcester LLP, has provided to us an opinion that the activities proscribed to TRSs under Section 856(l)(3) of the IRC relating to operating or managing lodging facilities or health care facilities should include only regular onsite services or day-to-day operational activities at or for lodging facilities or health care facilities. To the best of our knowledge, neither RMR Inc. nor RMR LLC has been or is involved in proscribed activities at or for lodging facilities or health care facilities. Thus, we do not believe that Section 856(l)(3) of the IRC precluded or precludes RMR Inc. from being treated as our TRS. In addition, because we acquired a significant portion of our investment in RMR Inc. in exchange for our common shares that were newly issued, our counsel, Sullivan & Worcester LLP, is of the opinion that our investment in RMR Inc. should have qualified as a “temporary investment of new capital” under Section 856(c)(5)(B) of the IRC to the extent related to such issuance of our common shares. To the extent our investment in RMR Inc. so qualified, it constituted a “real estate asset” under Section 856(c) of the IRC and did not constitute a security subject to the REIT asset test limitations discussed below for a one-year period that ended in June 2016. If the IRS or a court determines, contrary to the opinion of our counsel, that RMR Inc. was or is precluded from being treated as our TRS, then our ownership position in RMR Inc. in excess of 10% of RMR Inc.’s outstanding securities by vote or value, except to the extent and for the period that such ownership qualified as a “temporary investment of new capital,” would have been and would be in violation of the applicable REIT asset tests described below. Under those circumstances, however, we expect that we would qualify for the REIT asset tests’ relief provision described below, and thereby would preserve our qualification for taxation as a REIT. If the relief provision below were to apply to us, we would be subject to tax at the highest regular corporate tax rate on the net income generated by our investment in RMR Inc. in excess of a 10% ownership position in that company.

Our TRSs are taxed as C corporations that are separate from us. As regular C corporations, TRSs may generally utilize net operating losses and other tax attribute carry-forwards to reduce or otherwise eliminate federal income tax liability in a given taxable year. Net operating losses and other carry-forwards are subject to limitations, including limitations imposed under Section 382 of the IRC following an “ownership change” (as defined in applicable Treasury regulations). As a result, there can be no assurance that our TRSs will be able to utilize, in full or in part, any net operating losses or other carry-forwards that they have generated or may generate in the future.
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
Restrictions and sanctions, such as deduction limitations and excise taxes, are imposed on TRSs and their affiliated REITs to ensure that the TRSs will be subject to an appropriate level of federal income taxation. For example, a TRS may not deduct interest paid in any year to an affiliated REIT to the extent that the interest payments exceed, generally, 50% of the TRS’s adjusted taxable income for that year. However, the TRS may carry forward the disallowed interest expense to a succeeding year, and deduct the interest in that later year subject to that year’s 50% adjusted taxable income limitation. In addition, if a TRS pays interest, rent or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm’s length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment. Further, if in comparison to an arm’s length transaction, a third-party tenant has overpaid rent to the REIT in exchange for underpaying the TRS for services rendered, and if the REIT has not adequately compensated the TRS for services provided to or on behalf of the third-party tenant, then the REIT may be subject to an excise tax equal to 100% of the undercompensation to the TRS. A safe harbor exception to this excise tax applies if the TRS has been compensated at a rate at least equal to 150% of its direct cost in furnishing or rendering the service. Finally, beginning with our 2016 taxable year, the 100% excise tax also applies to the underpricing of services by a TRS to its affiliated REIT in contexts where the services are unrelated to services for REIT tenants. There can be no assurance that arrangements involving our TRSs will not result in the imposition of one or more of these deduction limitations or excise taxes, but we do not believe that we or our TRSs are or will be subject to these impositions.
Income Tests. There are two gross income requirements for qualification for taxation as a REIT under the IRC:

•
At least 75% of our gross income for each taxable year (excluding: (a) gross income from sales or other dispositions of property subject to the 100% tax on prohibited transactions; (b) any income arising from “clearly identified” hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from “clearly identified” hedging transactions that we enter into primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% gross income test or the 95% gross income test (or any property that generates such income or gain); (d) beginning with our 2016 taxable year, any income from “clearly identified” hedging transactions that we enter into to manage risk associated with extant, qualified hedges of liabilities or properties that have been extinguished or disposed; (e) real estate foreign exchange gain (as defined in Section 856(n)(2) of the IRC); and (f) income from the repurchase or discharge of indebtedness) must be derived from investments relating to real property, including “rents from real property” as defined under Section 856 of the IRC, interest and gain from mortgages on real property or on interests in real property, income and gain from foreclosure property, gain from the sale or other disposition of real property, or dividends on and gain from the sale or disposition of shares in other REITs (but excluding in all cases any gains subject to the 100% tax on prohibited transactions). When we receive new capital in exchange for our shares or in a public offering of our five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test.

•
At least 95% of our gross income for each taxable year (excluding: (a) gross income from sales or other dispositions of property subject to the 100% tax on prohibited transactions; (b) any income arising from “clearly identified” hedging transactions that we enter into to manage interest rate or price changes or currency fluctuations with respect to borrowings we incur to acquire or carry real estate assets; (c) any income arising from “clearly identified” hedging transactions that we enter into primarily to manage risk of currency fluctuations relating to any item that qualifies under the 75% gross income test or the 95% gross income test (or any property that generates such income or gain); (d) beginning with our 2016 taxable year, any income from “clearly identified” hedging transactions that we enter into to manage risk associated with extant, qualified hedges of liabilities or properties that have been extinguished or disposed; (e) passive foreign exchange gain (as defined in Section 856(n)(3) of the IRC); and (f) income from the repurchase or discharge of indebtedness) must be derived from a combination of items of real property income that satisfy the 75% gross income test described above, dividends, interest, or gains from the sale or disposition of stock, securities or real property (but excluding in all cases any gains subject to the 100% tax on prohibited transactions).

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

•
Rents do not qualify if the REIT owns 10% or more by vote or value of stock of the tenant (or 10% or more of the interests in the assets or net profits of the tenant, if the tenant is not a corporation), whether directly or after application of attribution rules. We generally do not intend to lease property to any party if rents from that property would not qualify as “rents from real property,” but application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control. In this regard, we already own close to, but less than, 10% of the outstanding common shares of TA, and TA has undertaken to limit its redemptions and repurchases of outstanding common shares so that we do not come to own 10% or more of its outstanding common shares. Our declaration of trust and bylaws generally disallow transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our qualification for taxation as a REIT under the IRC. Nevertheless, there can be no assurance that these restrictions will be effective to prevent our qualification for taxation as a REIT from being jeopardized under the 10% affiliated tenant rule. Furthermore, there can be no assurance that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of our shares attributed to them under the IRC’s attribution rules.

•
There is a limited exception to the above prohibition on earning “rents from real property” from a 10% affiliated tenant where the tenant is a TRS. If at least 90% of the leased space of a property is leased to tenants other than TRSs and 10% affiliated tenants, and if the TRS’s rent to the REIT for space at that property is substantially comparable to the rents paid by nonaffiliated tenants for comparable space at the property, then otherwise qualifying rents paid by the TRS to the REIT will not be disqualified on account of the rule prohibiting 10% affiliated tenants.

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

•
In order for rents to qualify, we generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom we derive no income or through one of our TRSs. There is an exception to this rule permitting a REIT to perform customary tenant services of the sort that a tax-exempt organization could perform without being considered in receipt of “unrelated business taxable income,” or UBTI, under Section 512(b)(3) of the IRC. In addition, a de minimis amount of noncustomary services provided to tenants will not disqualify income as “rents from real property” as long as the value of the impermissible tenant services does not exceed 1% of the gross income from the property.

•
If rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property qualifies as “rents from real property.” None of the rent attributable to personal property received under a lease will qualify if this 15% threshold is exceeded. The portion of rental income treated as attributable to personal property is determined according to the ratio of the fair market value of the personal property to the total fair market value of the real and personal property that is rented.

•
In addition, “rents from real property” includes both charges we receive for services customarily rendered in connection with the rental of comparable real property in the same geographical area, even if the charges are separately stated, as well as charges we receive for services provided by our TRSs when the charges are not separately stated. Whether separately stated charges received by a REIT for services that are not geographically customary and provided by a TRS are included in “rents from real property” has not been addressed clearly by the IRS in published authorities; however, our counsel, Sullivan & Worcester LLP, is of the opinion that, although the matter is not free from doubt, “rents from real property” also includes charges we receive for services provided by our TRSs when the charges are separately stated, even if the services are not geographically customary. Accordingly, we believe that our revenues from TRS-provided services, whether the charges are separately stated or not, qualify as “rents from real property” because the services satisfy the geographically customary standard, because the services have been provided by a TRS, or for both reasons.

We believe that all or substantially all of our rents and related service charges have qualified and will continue to qualify as “rents from real property” for purposes of Section 856 of the IRC, subject to the considerations in the following paragraph.
Our counsel, Sullivan & Worcester LLP, has provided to us an opinion that our underground storage tanks should constitute real estate, rather than personal property, for purposes of the various REIT qualification tests described in this summary. Treasury regulations promulgated under Section 856 of the IRC confirm our counsel’s opinion. Sullivan & Worcester LLP has also provided us an opinion that with respect to each of our leases with TA, although the matter is not free from doubt, for purposes of applying the 15% incidental personal property test described above, regarding rent attributable to incidental personal property leased in connection with real property, the test will be applied in the aggregate to all the travel center sites leased under each such lease on a lease by lease basis, rather than on a site by site basis. If the IRS or a court were to determine that one or both of these opinions is incorrect, then a portion of the rental income we receive from TA could be nonqualifying income for purposes of the 75% and 95% gross income tests, possibly jeopardizing our compliance with the 95% gross income test. Under those circumstances, however, we expect that we would qualify for the gross income tests’ relief provision described below, and thereby would preserve our qualification for taxation as a REIT. If the relief provision below were to apply to us, we would be subject to tax at a 100% rate on the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year; however, in a typical taxable year, we have little or no nonqualifying income from other sources and thus would expect to owe little tax in such circumstances.
In order to qualify as mortgage interest on real property for purposes of the 75% gross income test, interest must derive from a mortgage loan secured by real property (or interests in real property) with a fair market value at the time the loan is made (reduced by any senior liens on the property) at least equal to the amount of such loan. If the amount of the loan exceeds the fair market value of the real property (as so reduced by senior liens), the interest will be treated as interest on a mortgage loan in a ratio equal to the ratio of the fair market value of the real property (as so reduced by senior liens) to the total amount of the mortgage loan.
Other than sales of foreclosure property, any gain we realize on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of a trade or business, together known as dealer gains, may be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate. Whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. Sections 857(b)(6)(C) and (E) of the IRC provide safe harbors pursuant to which limited sales of real property held for at least two years and meeting specified additional requirements will not be treated as prohibited transactions. However, compliance with the safe harbors is not always achievable in practice. There can be no assurance as to whether or not the IRS might successfully assert that one or more of our dispositions is subject to the 100% penalty tax. Dealer gains subject to the 100% penalty tax are excluded from the 75% and 95% gross income tests, whereas dealer gains exempted from the 100% penalty tax on account of the safe harbors are considered qualifying gross income for purposes of the 75% and 95% gross income tests.
We believe that any gain from dispositions of assets that we have made, or that we might make in the future, including through any partnerships, will generally qualify as income that satisfies the 75% and 95% gross income tests to the extent that such assets qualify as real property, and will not be dealer gains or subject to the 100% penalty tax, because our general intent has been and is to:

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
Even if this relief provision does apply, a 100% tax is imposed upon the greater of the amount by which we failed the 75% gross income test or the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year. This relief provision may apply to a failure of the applicable income tests even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.
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
Asset Tests. At the close of each calendar quarter of each taxable year, we must also satisfy the following asset percentage tests in order to qualify for taxation as a REIT for federal income tax purposes:

•
At least 75% of the value of our total assets must consist of “real estate assets,” defined as real property (including interests in real property and interests in mortgages on real property or on interests in real property), ancillary personal property to the extent that rents attributable to such personal property are treated as rents from real property in accordance with the rules described above (beginning with our 2016 taxable year), cash and cash items, shares in other REITs, debt instruments issued by “publicly offered REITs” as defined in Section 562(c)(2) of the IRC (beginning with our 2016 taxable year), government securities and temporary investments of new capital (that is, any stock or debt instrument that we hold that is attributable to any amount received by us (a) in exchange for our stock or (b) in a public offering of our five-year or longer debt instruments, but only for the one-year period commencing with our receipt of the new capital).

•	Not more than 25% of the value of our total assets may be represented by securities other than those securities that count favorably toward the preceding 75% asset test.

•
Of the investments included in the preceding 25% asset class, the value of any one non-REIT issuer’s securities that we own may not exceed 5% of the value of our total assets. In addition, we may not own more than 10% of the vote or value of any one non-REIT issuer’s outstanding securities, unless the securities are “straight debt” securities or otherwise excepted as discussed below. Our stock and other securities in a TRS are exempted from these 5% and 10% asset tests.

•	Not more than 25% (20% beginning with our 2018 taxable year) of the value of our total assets may be represented by stock or other securities of TRSs.

•
Beginning with our 2016 taxable year, not more than 25% of the value of our total assets may be represented by “nonqualified publicly offered REIT debt instruments” as defined in Section 856(c)(5)(L)(ii) of the IRC.

Our counsel, Sullivan & Worcester LLP, is of the opinion that, although the matter is not free from doubt, our investments in the equity or debt of a TRS, to the extent and during the period they qualify as temporary investments of new capital, will be treated as real estate assets, and not as securities, for purposes of the above REIT asset tests.
If we own a mortgage loan secured by real property (or interests in real property) with a fair market value at the time the loan is made (reduced by any senior liens on the property) at least equal to the amount of such loan, the mortgage loan will generally be treated as a real estate asset for purposes of the 75% asset test above. But if the loan is undersecured when made, then the portion adequately secured by real property (or interests in real property) will generally be treated as a real estate asset for purposes of the 75% asset test above and the remaining portion will generally be treated as a separate security that must satisfy applicable asset tests.
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
In addition, if we fail the 5% asset test, the 10% vote test or the 10% value test at the close of any quarter and we do not cure such failure within thirty days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within six months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% asset test, the 10% vote test and the 10% value test. For purposes of this relief provision, the failure will be de minimis if the value of the assets causing the failure does not exceed $10,000,000. If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify for taxation as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (1) $50,000 or (2) the highest regular corporate tax rate imposed on the net income generated by the assets causing the failure during the period of the failure, and (d) within six months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests. These relief provisions may apply to a failure of the applicable asset tests even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.
The IRC also provides an excepted securities safe harbor to the 10% value test that includes among other items (a) “straight debt” securities, (b) specified rental agreements in which payment is to be made in subsequent years, (c) any obligation to pay “rents from real property,” (d) securities issued by governmental entities that are not dependent in whole or in part on the profits of or payments from a nongovernmental entity, and (e) any security issued by another REIT. In addition, any debt instrument issued by an entity classified as a partnership for federal income tax purposes, and not otherwise excepted from the definition of a security for purposes of the above safe harbor, will not be treated as a security for purposes of the 10% value test if at least 75% of the partnership’s gross income, excluding income from prohibited transactions, is qualifying income for purposes of the 75% gross income test.
We have maintained and will continue to maintain records of the value of our assets to document our compliance with the above asset tests and intend to take actions as may be required to cure any failure to satisfy the tests within thirty days after the close of any quarter or within the six month periods described above.
Based on the discussion above, we believe that we have satisfied, and will continue to satisfy, the REIT asset tests outlined above on a continuing basis beginning with our first taxable year as a REIT.
Our Relationship with TA. As of December 31, 2016, we owned approximately 9% of the common shares of TA. Our leases with TA, TA’s limited liability company operating agreement, and other agreements collectively contain restrictions upon the ownership of TA common shares and require TA to refrain from taking any actions that may result in any affiliation with us that would jeopardize our qualification for taxation as a REIT under the IRC. Accordingly, subject to the personal property considerations discussed above, from and after January 31, 2007 we expect that the rental income we have received and will receive from TA and its subsidiaries has been and will be “rents from real property” under Section 856(d) of the IRC, and therefore qualifying income under the 75% and 95% gross income tests described above.
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

For these purposes, our “real estate investment trust taxable income” is as defined under Section 857 of the IRC and is computed without regard to the dividends paid deduction and our net capital gain and will generally be reduced by specified corporate-level taxes that we pay (e.g., taxes on built-in gains or foreclosure property income).
For our 2014 and prior taxable years, a distribution of ours that was not pro rata within a class of our beneficial interests entitled to a distribution, or which was not consistent with the rights to distributions among our classes of beneficial interests, would have been a preferential distribution that would not have been taken into consideration for purposes of the distribution requirements, and accordingly the payment of a preferential distribution would have affected our ability to meet the distribution requirements. Taking into account our distribution policies, including any dividend reinvestment plan we adopted, we do not believe that we made any preferential distributions in 2014 or prior taxable years. From and after our 2015 taxable year, the preferential distribution rule has not applied to us because we have been and expect to remain a “publicly offered REIT” (as defined in Section 562(c)(2) of the IRC) that is required to file annual and periodic reports with the SEC under the Exchange Act.
Distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our federal income tax return for the earlier taxable year and if paid on or before the first regular distribution payment after that declaration. If a dividend is declared in October, November or December to shareholders of record during one of those months, and is paid during the following January, then for federal income tax purposes such dividend will be treated as having been both paid and received on December 31 of the prior taxable year.

The 90% distribution requirements may be waived by the IRS if a REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax discussed below. To the extent that we do not distribute all of our net capital gain and all of our “real estate investment trust taxable income,” as adjusted, we will be subject to federal income tax at regular corporate tax rates on undistributed amounts. Even if we fully distribute our net capital gain and all of our “real estate investment trust taxable income,” we may be subject to the corporate alternative minimum tax on our items of tax preference. In addition, we will be subject to a 4% nondeductible excise tax to the extent we fail within a calendar year to make required distributions to our shareholders of 85% of our ordinary income and 95% of our capital gain net income plus the excess, if any, of the “grossed up required distribution” for the preceding calendar year over the amount treated as distributed for that preceding calendar year. For this purpose, the term “grossed up required distribution” for any calendar year is the sum of our taxable income for the calendar year without regard to the deduction for dividends paid and all amounts from earlier years that are not treated as having been distributed under the provision. We will be treated as having sufficient earnings and profits to treat as a dividend any distribution by us up to the amount required to be distributed in order to avoid imposition of the 4% excise tax.
If we do not have enough cash or other liquid assets to meet the 90% distribution requirements, or if we so choose, we may find it necessary or desirable to arrange for new debt or equity financing to provide funds for required distributions in order to maintain our qualification for taxation as a REIT. We can provide no assurance that financing would be available for these purposes on favorable terms, or at all.
We may be able to rectify a failure to pay sufficient dividends for any year by paying “deficiency dividends” to shareholders in a later year. These deficiency dividends may be included in our deduction for dividends paid for the earlier year, but an interest charge would be imposed upon us for the delay in distribution. While the payment of a deficiency dividend will apply to a prior year for purposes of our REIT distribution requirements and our dividends paid deduction, it will be treated as an additional distribution to the shareholders receiving it in the year such dividend is paid.
In addition to the other distribution requirements above, to preserve our qualification for taxation as a REIT we are required to timely distribute all C corporation earnings and profits that we inherit from acquired corporations, as described below.
Under Section 108(i) of the IRC, we elected to defer approximately $64 million of 2009 taxable income arising from our repurchase and retirement of a portion of our outstanding debt. We have recognized and will continue to recognize this deferred income ratably over a five-year period that commenced in 2014. As a REIT, the amount and timing of our receipt of earnings and profits generally will follow the amount and timing of our deferred recognition of taxable income pursuant to the election.
Acquisitions of C Corporations
We have engaged and may in the future engage in transactions where we acquire all of the outstanding stock of a C corporation. Upon these acquisitions, except to the extent we have made or do make an applicable TRS election, each of our acquired entities and their various wholly-owned corporate and noncorporate subsidiaries generally became or will become our QRSs. Thus, after such acquisitions, all assets, liabilities and items of income, deduction and credit of the acquired and then disregarded entities have been and will be treated as ours for purposes of the various REIT qualification tests described above. In addition, we generally have been and will be treated as the successor to the acquired and then disregarded entities’ federal income tax attributes, such as those entities’ (a) adjusted tax bases in their assets and their depreciation schedules; and (b) earnings and profits for federal income tax purposes, if any. The carryover of these attributes creates REIT implications such as built-in gains tax exposure and additional distribution requirements, as described below. However, when we make an election under Section 338(g) of the IRC with respect to corporations that we acquire, we generally have not and will not be subject to such attribute carryovers in respect of attributes existing prior to such election.
Built-in Gains from C Corporations. Notwithstanding our qualification and taxation as a REIT, under specified circumstances we may be subject to corporate taxation if we acquire a REIT asset where our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of the asset as owned by a C corporation. For instance, we may be subject to federal income taxation on all or part of the built-in gain (calculated as of the date the property ceased being owned by the C corporation) on such an asset if we sell the asset during a prescribed period beginning on the day the asset was acquired. The prescribed period has ranged from as much as ten years to as few as five years, and is currently five years. To the extent of our gains in a taxable year that are subject to the built-in gains tax, net of any taxes paid on such gains with respect to that taxable year, our taxable dividends paid in the following year will be potentially eligible for taxation to noncorporate U.S. shareholders at the preferential tax rates for “qualified dividends” as described below in “—Taxation of Taxable U.S. Shareholders”. We generally have not sold and do not expect to sell assets if doing so would result in the imposition of a material built-in gains tax liability; but if and when we do sell assets that may have associated built-in gains tax exposure, then we expect to make appropriate provision for the associated tax liabilities on our financial statements.
Earnings and Profits. Following a corporate acquisition, we must generally distribute all of the C corporation earnings and profits inherited in that transaction, if any, no later than the end of our taxable year in which the transaction occurs, in order to preserve our qualification for taxation as a REIT. However, if we fail to do so, relief provisions would allow us to maintain our qualification for taxation as a REIT provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution. C corporation earnings and profits that we inherit are, in general, specially allocated under a priority rule to the earliest possible distributions following the event causing the inheritance, and only then is the balance of our earnings and profits for the taxable year allocated among our distributions to the extent not already treated as a distribution of C corporation earnings and profits under the priority rule. The distribution of these earnings and profits is potentially eligible for taxation to noncorporate U.S. shareholders at the preferential tax rates for “qualified dividends” as described below in “—Taxation of Taxable U.S. Shareholders”.
Depreciation and Federal Income Tax Treatment of Leases
Our initial tax bases in our assets will generally be our acquisition cost. We will generally depreciate our depreciable real property on a straight line basis over forty years and our personal property over the applicable shorter periods. These depreciation schedules may vary for properties that we acquire through tax-free or carryover basis acquisitions, or that are the subject of cost segregation analyses.
We are entitled to depreciation deductions from our facilities only if we are treated for federal income tax purposes as the owner of the facilities. This means that the leases of the facilities must be classified for federal income tax purposes as true leases, rather than as sales or financing arrangements, and we believe this to be the case.
Distributions to our Shareholders
As described above, we expect to make distributions to our shareholders from time to time. These distributions may include cash distributions, in kind distributions of property, and deemed or constructive distributions resulting from capital market activities. The U.S. federal income tax treatment of our distributions will vary based on the status of the recipient shareholder as more fully described below under “—Taxation of Taxable U.S. Shareholders,” “—Taxation of Tax-Exempt U.S. Shareholders,” and “—Taxation of Non-U.S. Shareholders.”
A redemption of our shares for cash only (such as our February 2017 redemption of our Series D cumulative redeemable preferred shares) will be treated as a distribution under Section 302 of the IRC, and hence taxable as a dividend to the extent of our available current or accumulated earnings and profits, unless the redemption satisfies one of the tests set forth in Section 302(b) of the IRC enabling the redemption to be treated as a sale or exchange of the shares. The redemption for cash only will be treated as a sale or exchange if it (a) is “substantially disproportionate” with respect to the surrendering shareholder’s ownership in us, (b) results in a “complete termination” of the surrendering shareholder’s entire share interest in us, or (c) is “not essentially equivalent to a dividend” with respect to the surrendering shareholder, all within the meaning of Section 302(b) of the IRC. In determining whether any of these tests have been met, a shareholder must generally take into account shares considered to be owned by such shareholder by reason of constructive ownership rules set forth in the IRC, as well as shares actually owned by such shareholder. In addition, if a redemption is treated as a distribution under the preceding tests, then a shareholder’s tax basis in the redeemed shares generally will be transferred to the shareholder’s remaining shares in us, if any, and if such shareholder owns no other shares in us, such basis generally may be transferred to a related person or may be lost entirely. Because the determination as to whether a shareholder will satisfy any of the tests of Section 302(b) of the IRC depends upon the facts and circumstances at the time that our shares are redeemed, we urge you to consult your own tax advisor to determine your particular tax treatment of any redemption.
The conversion formula of our convertible senior notes may be adjusted under a number of circumstances; adjustments may include changes in the type or amount of consideration a holder receives upon conversion. Section 305 of the IRC treats some of these adjustments as constructive distributions, in which case they would be taxable in a similar manner to actual distributions. In general, a holder of our convertible senior notes would be deemed to receive a constructive distribution if the conversion price is adjusted for a taxable distribution to the holders of common shares. Such a holder’s adjusted tax basis in the convertible senior notes would be increased by constructive distributions that are taxable as dividends or gain, and would be unaffected by constructive distributions that are nontaxable returns of capital. Conversely, a failure to appropriately adjust the conversion price of our convertible senior notes could result in a constructive distribution to shareholders that hold our common shares, which would be taxable to them in a similar manner as actual distributions. A holder may also receive a constructive distribution if a conversion of its convertible senior notes is accompanied by a change in the conversion formula.

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

(3)	our dividends attributable to dividend income, if any, received by us from C corporations such as TRSs;

(4)	our dividends attributable to earnings and profits that we inherit from C corporations; and

(5)	our dividends to the extent attributable to income upon which we have paid federal corporate income tax (such as taxes on built-in gains), net of the corporate taxes thereon.
As long as we qualify for taxation as a REIT, a distribution to our U.S. shareholders (including any constructive distributions on our common shares or on our convertible senior notes) that we do not designate as a capital gain dividend generally will be treated as an ordinary income dividend to the extent of our available current or accumulated earnings and profits. Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends generally will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year. However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the IRC.
In addition, we may elect to retain net capital gain income and treat it as constructively distributed. In that case:

(1)	we will be taxed at regular corporate capital gains tax rates on retained amounts;

(2)	each U.S. shareholder will be taxed on its designated proportionate share of our retained net capital gains as though that amount were distributed and designated as a capital gain dividend;

(3)	each U.S. shareholder will receive a credit or refund for its designated proportionate share of the tax that we pay;

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
Distributions in excess of our current or accumulated earnings and profits will not be taxable to a U.S. shareholder to the extent that they do not exceed the shareholder’s adjusted tax basis in our shares, but will reduce the shareholder’s basis in such shares. To the extent that these excess distributions exceed a U.S. shareholder’s adjusted basis in such shares, they will be included in income as capital gain, with long-term gain generally taxed to noncorporate U.S. shareholders at preferential maximum rates. No U.S. shareholder may include on its federal income tax return any of our net operating losses or any of our capital losses. In addition, no portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders.
If a dividend is declared in October, November or December to shareholders of record during one of those months, and is paid during the following January, then for federal income tax purposes the dividend will be treated as having been both paid and received on December 31 of the prior taxable year. Also, items that are treated differently for regular and alternative minimum tax purposes are to be allocated between a REIT and its shareholders under Treasury regulations which are to be prescribed. It is possible that these Treasury regulations will permit or require tax preference items to be allocated to our shareholders with respect to any accelerated depreciation or other tax preference items that we claim. We may choose to allocate applicable tax preference items to our shareholders, even in the absence of such regulations.
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
If a U.S. shareholder recognizes a loss upon a disposition of our shares in an amount that exceeds a prescribed threshold, it is possible that the provisions of Treasury regulations involving “reportable transactions” could apply, with a resulting requirement to separately disclose the loss-generating transaction to the IRS. These Treasury regulations are written quite broadly, and apply to many routine and simple transactions. A reportable transaction currently includes, among other things, a sale or exchange of our shares resulting in a tax loss in excess of (a) $10 million in any single year or $20 million in a prescribed combination of taxable years in the case of our shares held by a C corporation or by a partnership with only C corporation partners or (b) $2 million in any single year or $4 million in a prescribed combination of taxable years in the case of our shares held by any other partnership or an S corporation, trust or individual, including losses that flow through pass through entities to individuals. A taxpayer discloses a reportable transaction by filing IRS Form 8886 with its federal income tax return and, in the first year of filing, a copy of Form 8886 must be sent to the IRS’s Office of Tax Shelter Analysis. The annual maximum penalty for failing to disclose a reportable transaction is generally $10,000 in the case of a natural person and $50,000 in any other case.
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
Taxation of Tax-Exempt U.S. Shareholders
The rules governing the federal income taxation of tax-exempt entities are complex, and the following discussion is intended only as a summary of material considerations of an investment in our shares relevant to such investors. If you are a tax-exempt shareholder, we urge you to consult your own tax advisor to determine the impact of federal, state, local and foreign tax laws, including any tax return filing and other reporting requirements, with respect to your acquisition or investment in our shares.

Our distributions made to shareholders that are tax-exempt pension plans, individual retirement accounts or other qualifying tax-exempt entities should not constitute UBTI, provided that the shareholder has not financed its acquisition of our shares with “acquisition indebtedness” within the meaning of the IRC, that the shares are not otherwise used in an unrelated trade or business of the tax-exempt entity, and that, consistent with our present intent, we do not hold a residual interest in a real estate mortgage investment conduit. Special UBTI rules under Section 856(h)(3) of the IRC may apply to a trust described in Section 401(a) of the IRC if it owns more than 10% by value of a class of our shares.
Taxation of Non-U.S. Shareholders
The rules governing the U.S. federal income taxation of non-U.S. shareholders are complex, and the following discussion is intended only as a summary of material considerations of an investment in our shares relevant to such investors. If you are a non-U.S. shareholder, we urge you to consult your own tax advisor to determine the impact of U.S. federal, state, local and foreign tax laws, including any tax return filing and other reporting requirements, with respect to your acquisition or investment in our shares.
We expect that a non-U.S. shareholder’s receipt of (a) distributions from us, and (b) proceeds from the sale of our shares, will not be treated as income effectively connected with a U.S. trade or business and a non-U.S. shareholder will therefore not be subject to the higher tax rates and increased reporting requirements that apply to income effectively connected with a U.S. trade or business. This expectation and a number of the determinations below are predicated on our shares being listed on a U.S. national securities exchange, such as The NASDAQ Stock Market LLC, or Nasdaq. Although there can be no assurance in this regard, we expect that each class of our shares has been and will remain listed on a U.S. national securities exchange; however, we can provide no assurance that our shares will continue to be so listed in future taxable years or that any class of our shares that we may issue in the future will be so listed.
Distributions. A distribution by us to a non-U.S. shareholder that is not designated as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of our current or accumulated earnings and profits. A distribution of this type will generally be subject to U.S. federal income tax and withholding at the rate of 30%, or at a lower rate if the non-U.S. shareholder has in the manner prescribed by the IRS demonstrated to the applicable withholding agent its entitlement to benefits under a tax treaty. Because we cannot determine our current and accumulated earnings and profits until the end of the taxable year, withholding at the statutory rate of 30% or applicable lower treaty rate will generally be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate as a capital gain dividend. Notwithstanding this potential withholding on distributions in excess of our current and accumulated earnings and profits, these distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder’s adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares. To the extent that distributions in excess of our current and accumulated earnings and profits exceed the non-U.S. shareholder’s adjusted basis in our shares, the distributions will give rise to federal income tax liability only in the unlikely event that the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of these shares, as discussed below under “—Dispositions of Our Shares.” A non-U.S. shareholder may seek a refund from the IRS of amounts withheld on distributions to it in excess of our current and accumulated earnings and profits.
For so long as a class of our shares is listed on a U.S. national securities exchange, capital gain dividends that we declare and pay to a non-U.S. shareholder on those shares, as well as dividends to a non-U.S. shareholder on those shares attributable to our sale or exchange of “United States real property interests” within the meaning of Section 897 of the IRC, or USRPIs, will not be subject to withholding as though those amounts were effectively connected with a U.S. trade or business, and non-U.S. shareholders will not be required to file U.S. federal income tax returns or pay branch profits tax in respect of these dividends. Instead, these dividends will generally be treated as ordinary dividends and subject to withholding in the manner described above.
Tax treaties may reduce the withholding obligations on our distributions. Under some treaties, however, rates below 30% that are applicable to ordinary income dividends from U.S. corporations may not apply to ordinary income dividends from a REIT or may apply only if the REIT meets specified additional conditions. A non-U.S. shareholder must generally use an applicable IRS Form W-8, or substantially similar form, to claim tax treaty benefits. If the amount of tax withheld with respect to a distribution to a non-U.S. shareholder exceeds the shareholder’s U.S. federal income tax liability with respect to the distribution, the non-U.S. shareholder may file for a refund of the excess from the IRS. Treasury regulations also provide special rules to determine whether, for purposes of determining the applicability of a tax treaty, our distributions to a non-U.S. shareholder that is an entity should be treated as paid to the entity or to those owning an interest in that entity, and whether the entity or its owners are entitled to benefits under the tax treaty.

If, contrary to our expectation, a class of our shares was not listed on a U.S. national securities exchange and we made a distribution on those shares that was attributable to gain from the sale or exchange of a USRPI, then a non-U.S. shareholder holding those shares would be taxed as if the distribution was gain effectively connected with a trade or business in the United States conducted by the non-U.S. shareholder. In addition, the applicable withholding agent would be required to withhold from a distribution to such a non-U.S. shareholder, and remit to the IRS, up to 35% of the maximum amount of any distribution that was or could have been designated as a capital gain dividend. The non-U.S. shareholder also would generally be subject to the same treatment as a U.S. shareholder with respect to the distribution (subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of a nonresident alien individual), would be subject to fulsome U.S. federal income tax return reporting requirements, and, in the case of a corporate non-U.S. shareholder, may owe the up to 30% branch profits tax under Section 884 of the IRC (or lower applicable tax treaty rate) in respect of these amounts.
A special “wash sale” rule under Section 897(h)(5) of the IRC may apply to a non-U.S. shareholder that owns more than 10% of a class of our shares.
Dispositions of Our Shares. If as expected our shares are not USRPIs, then a non-U.S. shareholder’s gain on the sale of these shares (including for this purpose a conversion of our convertible senior notes into common shares) generally will not be subject to U.S. federal income taxation or withholding. We expect that our shares will not be USRPIs because one or both of the following exemptions will be available at all times.
First, for so long as a class of our shares is listed on a U.S. national securities exchange, a non-U.S. shareholder’s gain on the sale of those shares will not be subject to U.S. federal income taxation as a sale of a USRPI. Second, our shares will not constitute USRPIs if we are a “domestically controlled REIT.” A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% of the fair market value of its outstanding shares was directly or indirectly held by foreign persons. From and after December 18, 2015, a person who at all relevant times holds less than 5% of a REIT’s shares that are “regularly traded” on a domestic “established securities market” is deemed to be a U.S. person in making the determination of whether a REIT is domestically controlled, unless the REIT has actual knowledge that the person is not a U.S. person. Other presumptions apply in making the determination with respect to other classes of REIT shareholders. As a result of applicable presumptions, we expect to be able to demonstrate from and after December 18, 2015 that we are less than 50% foreign owned. For periods prior to December 18, 2015, we believe that we were less than 50% foreign owned, but that may not be possible to demonstrate unless and until a pending technical correction clarifies the statute on this point. Accordingly, we can provide no assurance that we have been or will remain a domestically controlled REIT, particularly if that determination includes the period before December 18, 2015, when the presumptions described above may not apply unless and until the pending technical correction is passed.
If, contrary to our expectation, a gain on the sale of our shares is subject to U.S. federal income taxation (for example, because neither of the above exemptions were then available, i.e., that class of our shares were not then listed on a U.S. national securities exchange and we were not a domestically controlled REIT), then (a) a non-U.S. shareholder would generally be subject to the same treatment as a U.S. shareholder with respect to its gain (subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals), (b) the non-U.S. shareholder would also be subject to fulsome U.S. federal income tax return reporting requirements, and (c) a purchaser of that class of our shares from the non-U.S. shareholder may be required to withhold 15% of the purchase price paid to the non-U.S. shareholder and to remit the withheld amount to the IRS.
Information Reporting, Backup Withholding, and Foreign Account Withholding
Information reporting, backup withholding, and foreign account withholding may apply to distributions or proceeds paid to our shareholders under the circumstances discussed below. If a shareholder is subject to backup or other U.S. federal income tax withholding, then the applicable withholding agent will be required to withhold the appropriate amount with respect to a deemed or constructive distribution or a distribution in kind even though there is insufficient cash from which to satisfy the withholding obligation. To satisfy this withholding obligation, the applicable withholding agent may collect the amount of U.S. federal income tax required to be withheld by reducing to cash for remittance to the IRS a sufficient portion of the property that the shareholder would otherwise receive or own, and the shareholder may bear brokerage or other costs for this withholding procedure.
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

•
certifies that the U.S. shareholder is exempt from backup withholding because (a) it comes within an enumerated exempt category, (b) it has not been notified by the IRS that it is subject to backup withholding, or (c) it has been notified by the IRS that it is no longer subject to backup withholding; and

•	certifies that it is a U.S. citizen or other U.S. person.

If the U.S. shareholder has not provided and does not provide its correct taxpayer identification number and appropriate certifications on an IRS Form W-9 or substantially similar form, it may be subject to penalties imposed by the IRS, and the applicable withholding agent may have to withhold a portion of any distributions or proceeds paid to such U.S. shareholder. Unless the U.S. shareholder has established on a properly executed IRS Form W-9 or substantially similar form that it comes within an enumerated exempt category, distributions or proceeds on our shares paid to it during the calendar year, and the amount of tax withheld, if any, will be reported to it and to the IRS.
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
Non-U.S. financial institutions and other non-U.S. entities are subject to diligence and reporting requirements for purposes of identifying accounts and investments held directly or indirectly by U.S. persons. The failure to comply with these additional information reporting, certification and other requirements could result in a 30% withholding tax on applicable payments to non-U.S. persons. In particular, a payee that is a foreign financial institution that is subject to the diligence and reporting requirements described above must enter into an agreement with the U.S. Department of the Treasury requiring, among other things, that it undertake to identify accounts held by “specified United States persons” or “United States owned foreign entities” (each as defined in the IRC), annually report information about such accounts, and withhold 30% on applicable payments to noncompliant foreign financial institutions and account holders. Foreign financial institutions located in jurisdictions that have an intergovernmental agreement with the United States with respect to these requirements may be subject to different rules. The foregoing withholding regime generally applies to payments of dividends on our shares, and is expected to generally apply to other “withholdable payments” (including payments of gross proceeds from a sale, exchange, redemption, retirement or other disposition of our shares) made after December 31, 2018. In general, to avoid withholding, any non-U.S. intermediary through which a shareholder owns our shares must establish its compliance with the foregoing regime, and a non-U.S. shareholder must provide specified documentation (usually an applicable IRS Form W-8) containing information about its identity, its status, and if required, its direct and indirect U.S. owners. Non-U.S. shareholders and shareholders who hold our shares through a non-U.S. intermediary are encouraged to consult their own tax advisors regarding foreign account tax compliance.
Other Tax Considerations
Our tax treatment and that of our shareholders may be modified by legislative, judicial or administrative actions at any time, which actions may be retroactive in effect. The rules dealing with federal income taxation are constantly under review by the U.S. Congress, the IRS and the U.S. Department of the Treasury, and statutory changes, new regulations, revisions to existing regulations and revised interpretations of established concepts are issued frequently. Likewise, the rules regarding taxes other than U.S. federal income taxes may also be modified. No prediction can be made as to the likelihood of passage of new tax legislation or other provisions, or the direct or indirect effect on us and our shareholders. Revisions to tax laws and interpretations of these laws could adversely affect our ability to qualify and be taxed as a REIT, as well as the tax or other consequences of an investment in our shares. We and our shareholders may also be subject to taxation by state, local or other jurisdictions, including those in which we or our shareholders transact business or reside. These tax consequences may not be comparable to the U.S. federal income tax consequences discussed above.

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
Prohibited Transactions
Fiduciaries of ERISA plans and persons making the investment decision for a non-ERISA plan should consider the application of the prohibited transaction provisions of ERISA and the IRC in making their investment decision. Sales and other transactions between an ERISA or non-ERISA plan, and persons related to it, are prohibited transactions. The particular facts concerning the sponsorship, operations and other investments of an ERISA plan or non-ERISA plan may cause a wide range of other persons to be treated as disqualified persons or parties in interest with respect to it. A prohibited transaction, in addition to imposing potential personal liability upon fiduciaries of ERISA plans, may also result in the imposition of an excise tax under the IRC or a penalty under ERISA upon the disqualified person or party in interest with respect to the plan. If the disqualified person who engages in the transaction is the individual on behalf of whom an IRA, Roth IRA or other tax-favored account is maintained or his beneficiary, the IRA, Roth IRA or other tax-favored account may lose its tax-exempt status and its assets may be deemed to have been distributed to the individual in a taxable distribution on account of the prohibited transaction, but no excise tax will be imposed. Fiduciaries considering an investment in our securities should consult their own legal advisors as to whether the ownership of our securities involves a prohibited transaction.
“Plan Assets” Considerations
The U.S. Department of Labor has issued a regulation defining “plan assets.” The regulation, as subsequently modified by ERISA, generally provides that when an ERISA or non-ERISA plan acquires a security that is an equity interest in an entity and that security is neither a “publicly offered security” nor a security issued by an investment company registered under the Investment Company Act of 1940, as amended, the ERISA plan’s or non-ERISA plan’s assets include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless it is established either that the entity is an operating company or that equity participation in the entity by benefit plan investors is not significant. We are not an investment company registered under the Investment Company Act of 1940, as amended.
Debt instruments that we issue with any “substantial equity feature” will be treated as an equity interest for this purpose. However, an example in the applicable regulation concludes that a convertible debt instrument issued by a corporation, apparently on conventional terms, would not be treated as an equity interest because the conversion feature was deemed “incidental” to the issuer’s obligation to pay principal and interest. Based on the foregoing, our counsel, Sullivan & Worcester LLP, has opined that, while the matter is not free from doubt, our 3.80% convertible senior notes due 2027 will not be treated as equity interests under ERISA’s plan assets rules. This opinion is conditioned upon certain assumptions and representations, as discussed above in “Material United States Federal Income Tax Considerations—Taxation as a REIT.”
Each class of our equity (that is, our common shares and any other class of equity that we have issued or may issue) must be analyzed separately to ascertain whether it is a publicly offered security. The regulation defines a publicly offered security as a security that is “widely held,” “freely transferable” and either part of a class of securities registered under the Exchange Act, or sold under an effective registration statement under the Securities Act of 1933, as amended, provided the securities are registered under the Exchange Act within 120 days after the end of the fiscal year of the issuer during which the offering occurred. Each class of our outstanding shares has been registered under the Exchange Act within the necessary time frame to satisfy the foregoing condition.
The regulation provides that a security is “widely held” only if it is part of a class of securities that is owned by 100 or more investors independent of the issuer and of one another. However, a security will not fail to be “widely held” because the number of independent investors falls below 100 subsequent to the initial public offering as a result of events beyond the issuer’s control. We believe our common shares and our previously outstanding preferred shares have been and will remain widely held, and we expect the same to be true of any future class of equity that we may issue, but we can give no assurances in this regard.
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
Assuming that each class of our shares will be “widely held” and that no other facts and circumstances exist that restrict transferability of these shares, our counsel, Sullivan & Worcester LLP, is of the opinion that our shares will not fail to be “freely transferable” for purposes of the regulation due to the restrictions on transfer of our shares under our declaration of trust and bylaws and that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be “plan assets” of any ERISA plan or non-ERISA plan that acquires our shares in a public offering. This opinion is conditioned upon certain assumptions and representations, as discussed above in “Material United States Federal Income Tax Considerations—Taxation as a REIT.”

Item 1A.  Risk Factors
Our business is subject to a number of risks and uncertainties. The risks described below may not be the only risks we face but are risks we believe material at this time. Additional risks that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described below occurs, our business, financial condition or results of operations and the market price of our securities could decline. Investors and prospective investors should consider the following risks and the information contained under the heading “Warning Concerning Forward Looking Statements” before deciding whether to invest in our securities.

Risks Related to Our Business
Current government policies regarding interest rates and trade policies may cause a recession.
Our properties are operated in two segments of the economy, the hotel industry and the travel center industry, each of which has historically been highly sensitive to general economic conditions in the United States. The U.S. Federal Reserve policy regarding the timing and amount of future increases in interest rates, changing U.S. and other countries’ trade policies and declining foreign economic conditions and markets may hinder the growth of the U.S. economy. It is unclear whether the U.S. economy will be able to withstand these market challenges and global uncertainty and achieve meaningful and sustained growth. Economic weakness in the U.S. economy generally or a new U.S. economic recession would likely adversely affect our financial condition and that of our managers and tenants, could impact the ability of our managers and tenants to renew our management agreements and leases or pay returns and rents to us, and may cause the value of our properties to decline.
The performance of the hotel industry has historically been closely linked to the performance of the general economy. It is also sensitive to business and personal discretionary spending levels. Declines in corporate travel budgets and consumer demand due to adverse general economic conditions, such as declines in U.S. gross domestic product, risks affecting or reducing travel patterns, lower consumer confidence or adverse political conditions can lower the revenues and profitability of hotels. Another global economic downturn may lead to a significant decline in demand for products and services provided by the hotel industry, lower occupancy levels and significantly reduced room rates. We cannot predict the pace or duration of the global economic cycles or the cycles in the lodging industry. A period of economic weakness would likely have an adverse impact on revenues realized from our hotel operations and negatively affect our financial condition, the market price of our common shares and our ability to make distributions to our shareholders.
Our travel centers primarily provide goods and services to the trucking industry, and demand for trucking services in the United States generally reflects the amount of commercial activity in the U.S. economy. When the U.S. economy declines, demand for goods moved by trucks declines, and in turn demand for the products and services provided at our travel centers typically declines. Increases in global trade have historically mitigated the adverse impact of economic slowdowns upon the travel center business, but world trade was seriously and negatively impacted during the most recent U.S. economic recession and this slowing continues to adversely affect business at our travel centers. Further, recent improvements in U.S. export activity have been driven in large part by increased sales of natural resources, such as coal, and by other products that typically are not transported by trucks; and, accordingly, such increased export activity has not resulted in proportional increases in trucking activity within the United States.
Certain of our returns and rents are guaranteed by the parent companies of our managers and tenants, but these guarantees may not ensure that payments due to us will be made.
Certain of our returns and rents are guaranteed by the parent companies of our managers and tenants. However, several of these guarantees are limited in dollar amount and duration. For example, our guaranty from Marriott for 68 hotels under our Marriott No. 234 agreement is limited to $40.0 million (of which $30.7 million remained available at December 31, 2016) and expires on December 31, 2019, our guaranty from Wyndham is limited to $35.7 million (of which $1.1 million remained available at December 31, 2016) and expires on July 28, 2020; our guaranty from Hyatt is limited to $50.0 million (of which $18.3 million remained available at December 31, 2016); and our guaranty from Carlson is limited to $40.0 million (of which $28.8 million remained available at December 31, 2016). If our Marriott, Wyndham, Hyatt and Carlson properties produce less operating income than the guaranteed amounts of our minimum returns or rents for extended future periods, these guarantees may be exhausted. Also, because the large majority of TA’s business consists of operating travel centers that it leases from us, if TA does not earn sufficient income from those travel centers it may not have sufficient resources independent of these leaseholds to pay its guaranty obligations to us. Despite the existence of parent companies’ guarantees of our managers’ and tenants’ obligations to us, we cannot be sure that these obligations will be paid.
Certain of our returns and rents are guaranteed with security deposits that, if used to cover shortfalls in our minimum returns and rents, will not provide cash flows to us.
We originally held a $64.7 million deposit from Marriott under our Marriott No. 234 agreement, which requires annual minimum returns to us of $106.4 million. As of December 31, 2016, we have a security deposit balance of $16.5 million to cover future shortfalls. The Marriott guaranty under our Marriott No. 234 agreement is limited to 90% of minimum returns due to us. The balance of this guaranty was $30.7 million as of December 31, 2016.

We originally held a $73.9 million deposit under our InterContinental agreement, which requires annual minimum returns and rents to us of $161.8 million. As of December 31, 2016, we have a security deposit balance of $72.7 million to cover future shortfalls.
When we reduce the amounts of the security deposits we hold under our management and lease agreements for future payment deficiencies, although we record income equal to the amounts so applied, we do not receive additional cash flows equal to those amounts.
When and if the InterContinental security deposit and the Marriott guaranty and security deposit are exhausted, we may not receive the contractually guaranteed amounts or minimum returns due to us from InterContinental and Marriott, respectively.
We have no guarantee or security deposit under our Marriott No. 1, Sonesta or Morgans agreements. Accordingly, the returns and rents we receive from our hotels managed or leased under those agreements are fully dependent upon the financial results of those hotel operations. For the year ended December 31, 2016, we had $25.5 million of unfunded shortfalls, which represents the unguaranteed portions of our minimum returns under our Sonesta agreement.
TA’s business is subject to substantial risks, which could adversely affect us.
We lease all of our travel centers, which constitute approximately 37% of our historical investments as of December 31, 2016, to TA. TA has not been consistently profitable since it became a public company in 2007, and it operates in highly competitive industries, including travel centers and convenience stores. TA’s business is subject to a number of risks, including the following:

•
Increasing truck fuel efficiency may adversely impact TA’s business. Government regulation and increasing fuel prices are causing truck manufacturers and TA’s trucking customers to focus on fuel efficiency. The largest part of TA’s business consists of selling motor fuel. If TA’s trucking customers purchase less motor fuel because their trucks are operated more efficiently, TA’s financial results will decline unless it is sufficiently able to offset those declines by selling substitute or other products or services, gaining market share, increasing its gross margins per gallon of fuel sold or reducing its operating costs.

•
TA’s operating margins are narrow, and fuel sales comprise the majority of TA’s revenues. Historically, TA’s fuel margins per gallon have declined during periods of rising fuel prices, and during the recent U.S. economic recession and periods of historically high and volatile fuel prices, TA realized large operating losses.

•
The trucking industry is the primary customer for TA’s goods and services. When the U.S. economy declines, demand for goods moved by trucks declines, and in turn demand for TA’s products and services typically declines.

•
TA’s indebtedness and rent obligations are substantial. A decline in TA’s revenues or an increase in its expenses may make it difficult or impossible for TA to make payments of interest and principal on its debt or meet all of its rent obligations. TA’s substantial indebtedness and rent obligations may also place TA at a disadvantage in relation to competitors that have lower relative debt levels.

•
Increasing fuel prices and fuel price volatility have various adverse impacts upon TA’s business. For example, high fuel prices result in higher truck shipping costs, which causes shippers to consider alternative means for transporting freight and therefore reduces trucking business and, in turn, TA’s business. Higher fuel prices may also result in less disposable income for TA’s customers to purchase TA’s nonfuel goods and services. Higher and more volatile fuel commodity prices increase the working capital needed to maintain TA’s fuel inventory and receivables, and this increases TA’s costs of doing business. Further, increases in fuel prices may place TA at a cost disadvantage to its competitors that may have larger fuel inventory or forward contracts executed during periods of lower fuel prices.

•
Climate change and other environmental legislation and regulation, and market reaction to such legislation and regulation, may decrease demand for TA’s major product, diesel fuel, and require TA to make significant capital or other expenditures, which may adversely affect its business.

•
To mitigate the risks arising from fuel price volatility, TA generally maintains limited fuel inventory. Accordingly, an interruption in TA’s fuel supplies, which may be caused by local conditions, such as a malfunction in a particular pipeline or terminal, by weather related events, such as hurricanes in the areas where petroleum or natural gas is extracted or refined, or by national or international conditions, such as government rationing, acts of terrorism, wars and the like, would materially adversely affect TA’s business.

•
TA’s business is subject to laws relating to the protection of the environment. The travel centers and convenience stores TA operates include fueling areas, truck repair and maintenance facilities and tanks for the storage and dispensing of petroleum products, natural gas, waste and other hazardous substances, all of which create the potential for environmental damage. As a result, TA regularly incurs environmental clean up costs. TA cannot predict what environmental legislation or regulations may be enacted or how existing laws or regulations will be administered or interpreted; more stringent laws, more vigorous enforcement policies or stricter interpretation of existing laws in the future could cause TA to expend significant amounts or experience losses.

•
The travel center industry is highly competitive and principally consists of a small number of large competitors. These competitive pressures could result in a reduction of TA’s gross margins or an increase in TA’s expenses or capital improvement costs, which could negatively affect TA’s profitability and liquidity.

•	Increased use of efficient and alternative fuels and any widespread adoption of alternative transportation technologies may reduce demand for TA's products and services.

•
The convenience store industry is also highly competitive and fragmented with ease of entry and constant change in the number and types of retailers offering products and services similar to those TA provides. Increased competition or new entrants to the convenience store industry could reduce TA’s gross margins.

For these reasons, among others, TA may be unable to pay us rent, including the $150.0 million of deferred rent due to us in part in each of 2024, 2026, 2028, 2029 and 2030.
We expect to suffer some loss of rent as a result of our ownership of The Clift Hotel and our dispute with Morgans.
We historically leased the Clift Hotel in San Francisco, California to a subsidiary of Morgans. In December 2016, we notified Morgans that the closing of its merger with SBE Entertainment Group, LLC, or SBE, without our consent was a breach of its lease obligations and shortly thereafter we commenced an unlawful detainer action in the California state courts to compel Morgans and SBE to surrender possession of this hotel to us. We are currently pursuing this litigation and simultaneously having discussions with Morgans and SBE regarding this hotel. The outcome of this pending litigation and our discussions with Morgans and SBE is not assured, but we believe Morgans may surrender to us possession of this hotel or that the court will determine that Morgans and SBE have breached the historical lease. We also believe that this hotel may require substantial capital investment to remain competitive in its market. The continuation of our dispute with Morgans and SBE is causing us to incur legal fees. Litigation and discussions with tenants about defaults often produce unexpected results. Whatever these results may be, we believe that we may suffer some loss of future rent from this hotel, at least until this hotel is renovated and properly operated.
REIT distribution requirements and limitations on our ability to access reasonably priced capital may adversely impact our ability to carry out our business plan.
To retain our qualification for taxation as a REIT, we are required to distribute at least 90% of our annual REIT taxable income (excluding capital gains). Accordingly, we may not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties or fund our acquisitions or development or redevelopment efforts. Our business strategies therefore depend, in part, upon our ability to raise additional capital at reasonable costs. The volatility in the availability of capital to businesses on a global basis in most debt and equity markets generally may limit our ability to raise reasonably priced capital. We may be also unable to raise reasonably priced capital because of reasons related to our business, market perceptions of our prospects, the terms of our indebtedness or for reasons beyond our control, such as market conditions. Because the earnings we are permitted to retain are limited, if we are unable to raise reasonably priced capital, we may not be able to carry out our business plan.
We have debt and we may incur additional debt.
As of December 31, 2016, our consolidated indebtedness was $3.2 billion, our consolidated net debt to gross book value of real estate ratio was 36.3% and we had $809.0 million available for borrowing under our $1.0 billion revolving credit facility. Our revolving credit facility and our $400.0 million term loan may be increased to up to $2.3 billion on a combined basis under certain circumstances. There are no limits in our organizational documents on the amount of debt we may incur, and we may incur substantial debt.

Our incurring excessive debt could limit our ability to obtain financing for working capital, capital expenditures, acquisitions, construction projects, refinancing, lease obligations or other purposes and jeopardize our ability to maintain investment grade ratings. These obligations may also increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business, and place us at a disadvantage in relation to competitors that have lower debt levels. As a result, we are subject to numerous risks associated with debt financing, including the risk that our cash flows could be insufficient to meet required payments on our debt or to enable us to sustain our rate of distribution to our shareholders. In addition, amounts outstanding under our revolving credit facility and term loan require interest to be paid at variable interest rates. When interest rates increase, so will our interest costs, which could adversely affect our cash flows, our ability to pay principal and interest on our debt and our cost of refinancing our debt when it becomes due. For further information regarding our exposure to risks associated with market changes in interest rates, please see elsewhere in this Annual Report on Form 10-K, including Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.” Additionally, if we choose to hedge our interest rate risk, we cannot be sure that the hedge will be effective or that any hedging counterparty will meet its obligations to us. Any or all of the above events and factors could have an adverse effect on our results of operations and financial condition.
If we default under any of our debt obligations, we may be in default under the agreements governing other debt obligations of ours which have cross default provisions, including the agreement governing our revolving credit facility and term loan, or our credit agreement, and our senior unsecured notes indentures and their supplements. In such case, our lenders may demand immediate payment of any outstanding indebtedness and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.
Our credit agreement and our senior unsecured notes indentures and their supplements contain terms limiting our ability to incur additional debt. These terms, or our failure or inability to meet them, could adversely affect our business and may prevent us from making distributions to our shareholders.
Our credit agreement includes various conditions to our borrowing, financial and other covenants, including covenants requiring us to maintain certain minimum debt service coverage and leverage ratios, and events of default. Our senior unsecured notes indentures and their supplements also impose customary restrictions on us, including requiring us to comply with certain debt to asset ratios and debt service coverage ratios if we want to incur additional debt and requiring us to maintain at least a specified ratio of total unencumbered assets to debt. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including for reasons beyond our control. Complying with these covenants may limit our ability to take actions that may be beneficial to us and our shareholders.
If we default under our credit agreement, our lenders may demand immediate payment of any amounts outstanding and may elect not to fund future borrowings under our revolving credit facility or term loan. During the continuance of any event of default under our credit agreement, we may be limited or in some cases prohibited from making distributions to our shareholders. Any such default would likely have serious and adverse consequences to us and would likely cause the market price of our common shares to decline.
In the future, we may obtain additional debt financing, and the covenants and conditions which apply to any such additional indebtedness may be more restrictive than the covenants and conditions contained in our credit agreement or senior unsecured notes indentures and their supplements.
We may be unable to provide the funding required for capital improvements and renovation costs at certain of our properties and our capital projects may be disruptive to our operations and result in reduced revenues at the affected properties.
Some of our management agreements and lease arrangements require us to fund capital improvements at certain of our properties. We currently expect to invest approximately $143.9 million during 2017 for capital improvements and renovation costs under our agreements with Marriott, InterContinental, Sonesta, Wyndham and TA. We may not have the funds necessary to make these investments, and such investments, if made, may not be sufficient to maintain or improve the financial performance of our properties. Our management agreements and lease arrangements require us to maintain the applicable properties in a certain required condition. If we fail to maintain these properties in the required condition, the manager or tenant may terminate the applicable management or lease agreement and hold us liable for damages.
In addition, renovation projects at our properties may require taking rooms out of service or closing down properties during the renovations, which could reduce revenues at the affected properties. During 2016, we had 35 hotels under renovation for all or part of the year and these hotels experienced a 6.8% decrease in revenue per available room, or RevPAR, compared to the prior year, compared to a 3.8% increase in RevPAR compared to the prior year for our hotels that were not under renovation during 2016.
Inherent risks in the hotel industry could affect our business.
Approximately 63% of our historical investments as of December 31, 2016, are in hotels. Our hotels are subject to operating risks common to the hotel industry, many of which are beyond our control, including risks associated with:

•	competition from other hotels in our markets, or an over supply or over building of hotels in our markets;

•	competition from alternative lodging options such as timeshare, vacation rentals or sharing services such as Airbnb, in our markets;

•	changes in marketing and distribution for the industry including the ability of third party internet and other travel intermediaries to attract and retain customers;

•	increased operating costs, including wages, benefits, insurance, property taxes and energy, due to inflation and other factors, which may not be offset in the future by increased room rates;

•	labor strikes, disruptions or lockouts that may impact operating performance;

•	dependence on demand from business and leisure travelers, which may fluctuate and be seasonal;

•	increases in energy costs, airline fares and other expenses related to travel, which may negatively affect traveling;

•	as further described below, terrorism, terrorism alerts and warnings, military actions, pandemics or other medical events which may cause decreases in business and leisure travel; and

•	changes in customer preferences for various types of hotels or hotel locations.

These and other factors could have an adverse effect on our financial condition and results of operations, which may affect our ability to make distributions to our shareholders.
Terrorist attacks, natural disasters, significant military actions, outbreaks of contagious diseases or other events could adversely affect travel and hotel demand.
The threat of terrorism has a negative impact on the hotel industry due to concerns about travel safety, which may result in the reduction of both business and leisure travel. Moreover, hotels have themselves been the target of terrorist attacks, and if any of our properties were to be attacked, we could incur significant damages and liabilities, some of which may be beyond the extent of our insurance coverage and contractual protections. Even in the absence of direct physical damage to our hotels, the occurrence of terrorist attacks, natural disasters, significant military actions, outbreaks of diseases, such as Ebola, Zika virus, H1N1 or SARS, or other casualty events, will likely have a material adverse effect on business and commercial travelers and tourists, the economy generally and the hotel and tourism industries in particular.
We are limited in our ability to operate or manage our properties and are thus dependent on the managers and tenants of our properties.
Because federal income tax laws restrict REITs and their subsidiaries from operating or managing hotels or travel centers, we do not operate or manage our hotels or travel centers. Instead, we lease our travel centers to TA and its subsidiaries and lease our hotels to operating companies or to our subsidiaries that qualify as TRSs under the IRC. We have retained third party managers to operate and manage our hotels that are leased to our subsidiaries. Our income from our properties may be adversely affected if our managers or tenants fail to provide quality services and amenities to customers or if they fail to maintain quality services. While we monitor the performance of our managers and tenants and apply asset management strategies and discipline, we have limited recourse under our management agreements and leases if we believe that our managers or tenants are not performing adequately. Any failure by our managers or tenants to fully perform the duties agreed to in our management agreements and leases could adversely affect our results of operations. In addition, our managers and tenants operate, and in some cases own or have invested in, properties that compete with our properties, which may result in conflicts of interest, and fees paid to our hotel managers are often set as a percentage of gross revenues rather than profits. As a result, our managers and tenants have made, and may in the future make, decisions regarding competing properties or our properties’ operations that may not be in our best interests.
We have a high concentration of properties with a limited number of operators.
TA leases all of our travel centers, which constitute approximately 37% of our total historical investments as of December 31, 2016, and two of our hotel managers, Marriott and InterContinental, operate approximately 21% and 19%, respectively, of our total historical investments as of December 31, 2016. If any of these operators were to fail to provide quality services and amenities or to maintain quality brands, our income from these properties may be adversely affected. Further, if we were required to replace any of our operators, we could experience significant disruptions in operations at the applicable properties, which could reduce our income and cash flows from, and the value of, those properties.
Increasing interest rates may adversely affect us.
Since the most recent U.S. economic recession, the U.S. Federal Reserve has taken actions that have resulted in low interest rates for a long period of time. In December 2016, the U.S. Federal Reserve raised its benchmark interest rate by a quarter of a percentage point, and market interest rates rose after the recent U.S. presidential election in anticipation of possible increased government spending and inflation. Market interest rates may continue to increase, and increases may materially and negatively affect us in several ways, including:

•
Investors may consider whether to buy or sell our common shares based upon the distribution rate on our common shares relative to prevailing market interest rates. If market interest rates go up, investors may expect a higher distribution rate than we are able to pay or may sell our common shares and seek alternate investments with a higher distribution rate. Sales of our common shares may cause a decline in the market price of our common shares.

•
Amounts outstanding under our revolving credit facility and term loan require interest to be paid at variable interest rates. When interest rates increase, our interest costs will increase, which could adversely affect our cash flows, our ability to pay principal and interest on our debt, our cost of refinancing our debt when it becomes due and our ability to make or sustain the rate of distributions to our shareholders. Additionally, if we choose to hedge our interest rate risk, we cannot be sure that the hedge will be effective or that our hedging counterparty will meet its obligations to us.

•
Property values are often determined, in part, based upon a capitalization of rental income formula. When market interest rates increase, property investors often demand higher capitalization rates and that causes property values to decline. Increases in interest rates could lower the value of our properties and cause the market price of our common shares to decline.

Some of our management agreements and leases limit our ability to sell or finance some of our properties.
Under the terms of some of our management agreements and leases, we generally may not sell, lease or otherwise transfer the properties unless the transferee is not a competitor of the manager and the transferee assumes the related management agreement or lease and meets other specified conditions. Our ability to finance or sell our properties, depending upon the structure of such transactions, may require the manager’s or tenant’s consent under the applicable agreement. If, in these circumstances, the manager or tenant does not consent, we may be prevented from taking actions which might be beneficial to our shareholders.
We may be unable to grow our business by acquisitions of additional properties.
Part of our business plan involves the acquisition of additional properties. Our ability to make profitable acquisitions is subject to risks, including, but not limited to, risks associated with:

•	competition from other investors, including publicly traded and private REITs, numerous financial institutions, individuals and public and private companies;

•	contingencies in our acquisition agreements; and

•	the availability and terms of financing.

Additionally, we might encounter unanticipated difficulties and expenditures relating to any acquired properties. For example:

•
we do not believe that it is possible to fully understand a property before it is owned and operated for an extended period of time, and, notwithstanding pre-acquisition due diligence, we could acquire a property that contains undisclosed defects in design or construction;

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

•
we may acquire properties subject to unknown liabilities and without any recourse, or with limited recourse, such as liability for the cleanup of undisclosed environmental contamination or for claims by tenants, vendors or other persons related to actions taken by former owners of properties; and

•	acquired properties might require significant management attention that would otherwise be devoted to our ongoing business.

For these reasons, among others, we might not realize the anticipated benefits of our acquisitions, and our business plan to acquire additional properties may not succeed or may cause us to experience losses.
We face significant competition.
We face significant competition for acquisition opportunities from other investors, including publicly traded and private REITs, numerous financial institutions, operating companies in the hospitality industry, individuals and other public and private companies. Because of competition, we may be unable to acquire, or may pay a significantly increased purchase price for, a desired property, which would reduce our expected returns from that property. Some of our competitors may have greater financial and other resources than us and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of property operators and the extent of leverage used in their capital structure.
Ownership of real estate is subject to environmental and climate change risks.
Ownership of real estate is subject to risks associated with environmental hazards. We may be liable for environmental hazards at, or migrating from, our properties, including those created by prior owners or occupants, existing managers or tenants, abutters or other persons. Various federal and state laws impose liabilities upon property owners, including us, for environmental damages arising at, or migrating from, owned properties, and we cannot be sure that we will not be held liable for the costs of environmental investigation and clean up at, or near, our properties. As an owner or previous owner of properties, we also may be liable to pay damages to government agencies or third parties for costs and damages they incur arising from environmental hazards at, or migrating from, our properties. The costs and damages that may arise from environmental hazards are often difficult to project and may be substantial. Our hotel properties may be subject to environmental laws for certain hazardous substances used to maintain these properties, such as chemicals used to clean swimming pools, pesticides and lawn maintenance materials, and for other conditions, such as the presence of harmful mold.
Our travel centers include fueling areas, truck repair and maintenance facilities and tanks for the storage of petroleum products and other hazardous substances, all of which create the potential for environmental contamination. As a result, TA regularly incurs environmental cleanup costs. Under the leases that we entered with TA, TA agreed to indemnify us from all environmental liabilities arising at any travel centers during the term of the leases. Despite this indemnity, various federal and state laws impose environmental liabilities upon property owners, such as us, for any environmental damages arising at, or migrating from, properties they own and we cannot be sure that we will not be held liable for environmental investigation and clean up at, or near, our properties. Moreover, TA may not have sufficient resources to pay its environmental liabilities and environmental indemnity to us. The negative impact on TA of the recent economic downturn and volatility in the petroleum markets and other factors may make it more likely that TA will be unable to fulfill its indemnification obligations to us in the event that environmental claims arise at our travel centers.

Some observers believe severe weather activities in different parts of the country over the last few years is evidence global climate change. Such severe weather that may result from climate change may have an adverse effect on individual properties we own. Further, the political debate about climate change has resulted in various treaties, laws and regulations that are intended to limit carbon emissions. These or future laws may cause costs at our hotels and travel centers to increase. Laws enacted to mitigate climate change may make some of our buildings obsolete or require us to make material investments in our properties which could materially and adversely affect our financial condition and results of operations or the financial condition and results of operations of our managers or tenants and their abilities to pay returns or rents to us. For further information regarding climate change matters and their possible adverse impact on us or the financial condition and results of operations of our tenants or managers and their ability to pay rent or returns to us, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change” in Part II, Item 7 of this Annual Report on Form 10-K.
Real estate ownership creates risks and liabilities.
In addition to the risks related to environmental hazards and climate change, our business is subject to other risks associated with real estate ownership, including:

•	the illiquid nature of real estate markets, which limits our ability to sell our assets rapidly to respond to changing market conditions;

•	the subjectivity of real estate valuations and changes in such valuations over time;

•	costs that may be incurred relating to property maintenance and repair, and the need to make expenditures due to changes in government regulations; and

•	litigation incidental to our business.

Real estate construction and redevelopment creates risks.
Part of our business plan involves the possible development or redevelopment of some of our properties as the existing leases or management agreements expire or as our tenants’ or managers’ needs evolve. The development and redevelopment of new and existing buildings involves significant risks in addition to those involved in the ownership and operation of properties, including the risks that financing may not be available on favorable terms for development projects and construction may not be completed on schedule or within budget, resulting in increased debt service expense and construction costs and delays in such properties generating cash flows. Development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land use, building, occupancy, and other required government permits and authorizations. Once completed, any new properties may perform below anticipated financial results. The occurrence of one or more of the foregoing in connection with our development or redevelopment activities could have an adverse effect on our financial condition and results of operations. In addition, development activities, regardless of whether or not they are ultimately successful, typically require a substantial amount of management’s time and attention which could take management’s time away from our other day to day operations.
RMR LLC and our hotel managers rely on information technology networks and related systems, and any material failure, inadequacy, interruption or security failure of those networks and systems could materially and adversely affect us.
The information technology networks and related systems of RMR LLC and of our hotel managers are essential to their ability to perform our day to day operations (including managing our building systems), in the case of RMR LLC, and to operate our hotels, in the case of our hotel managers. As a result, we face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, persons who access our systems or those of our hotel managers from inside or outside the RMR LLC organization or our hotel managers’ organizations and other significant disruptions of their information technology networks and related systems. A security breach or other significant disruption involving RMR LLC’s or our hotel managers’ information technology networks and related systems could disrupt our operations and/or those of our hotel managers; result in the unauthorized access to, and the destruction, loss, theft, misappropriation or release of, proprietary, personally identifiable, confidential, sensitive or otherwise valuable information, which others could use to compete against us or which could expose us to damage claims by third parties for disruptive, destructive or otherwise harmful purposes and outcomes; require significant management attention and resources to remedy any damages that result; subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or damage our business relationships or reputation generally. Any or all of the foregoing could materially and adversely affect us.
Although RMR LLC and our hotel managers take various actions to maintain the security and integrity of their information technology networks and related systems, and have implemented various measures to manage the risk of a security breach or disruption, we cannot be sure that their security efforts and measures will be effective or that any attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Accordingly, RMR LLC and our hotel managers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures. It is therefore not possible for this risk to be entirely mitigated.
We currently own some properties located outside the United States and may consider additional investments outside this country in the future, and such investments create risks.
We currently own two hotels in Canada. If we make other investments in real estate outside the United States, we will face risks arising from those investments, including:

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

•	Investments by U.S. entities like us in foreign countries may be particularly subject to terrorism risks as it relates to the ownership of prominently identified properties such as hotels.

•
The political systems in certain foreign countries are less stable than in the United States, and certain foreign governments have in the past expropriated properties owned by U.S. entities like us without paying fair compensation.

Although we will attempt to balance the potential rewards of future investments in foreign countries against these and other risks, we may not be successful in doing so and investments we make in real estate located in foreign countries may result in material losses.
Insurance on our properties may not adequately cover all losses, and uninsured losses could materially and adversely affect us.
We or our managers and tenants are generally responsible for the costs of insurance coverage for our properties, including for casualty, liability, fire and extended coverage. Either we purchase the insurance ourselves and our managers or tenants are required to reimburse us, or our managers or tenants buy the insurance directly and are required to list us as an insured party. Insurance proceeds may not be adequate to restore an affected property to its condition prior to a loss or to compensate us for our losses, including the loss of future revenues from an affected property, and we could be materially and adversely affected. We do not have any insurance to limit losses that we may incur as a result of known or unknown environmental conditions.
We may incur significant costs complying with the Americans with Disabilities Act and similar laws.
Under the Americans with Disabilities Act and certain similar state statutes, places of public accommodation and many commercial properties must meet specified requirements related to access and use by disabled persons. We may be required to make substantial capital expenditures at our properties to comply with these laws. In addition, non-compliance could result in the imposition of fines or an award of damages to private litigants. These expenditures may have an adverse impact on our financial results and the market price of our common shares.
Our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or our internal control over financial reporting.
The design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While our management will continue to review the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, there can be no guarantee that our disclosure controls and procedures and internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weaknesses, in our disclosure controls and procedures or internal control over financial reporting could result in misstatements of our results of operations or of our financial statements or could otherwise materially and adversely affect our business, reputation, results of operations, financial condition or liquidity.
Changes in lease accounting standards may materially and adversely affect us.
The Financial Accounting Standards Board, or FASB, has adopted new accounting rules, to be effective for fiscal years ending after December 2018, which will require our tenants to capitalize all leases on their balance sheets by recognizing a lessee’s rights and obligations. When the final rules are effective, many companies that account for certain leases on an “off balance sheet” basis will be required to account for such leases “on balance sheet.” This change will remove many of the differences in the way companies account for owned property and leased property, and could have a material effect on various aspects of our tenants’ businesses, including the appearance of their credit quality and other factors they consider in deciding whether to own or lease properties. When the rules are effective, or as the effective date approaches, the rules could cause companies that lease properties to prefer shorter lease terms in an effort to reduce the leasing liability required to be recorded on their balance sheets. The new rules may also make lease renewal options less attractive because under certain circumstances, the rules will require a tenant to assume that a renewal right will be exercised and accrue a liability relating to the longer lease term.

Risks Related to Our Relationships with RMR LLC, RMR Inc., Sonesta and TA.

We may not realize the expected benefits of our acquisition of an interest in RMR Inc.

On June 5, 2015 we participated in a transaction with RMR Inc., RMR LLC, ABP Trust, and three other REITs to which RMR LLC provides management services in which, among other things, we acquired 5,019,121 shares of RMR Inc.’s class A common stock, ABP Trust acquired 1,490,000 of our common shares and we amended our management agreements with RMR LLC and extended them for continuing 20 year terms, or the Up-C Transaction. In December 2015, we distributed 2,515,344 of the shares of RMR Inc.’s class A common stock that we received in the Up-C Transaction pro rata to our shareholders. We believe the Up-C Transaction provided several benefits to us, including an attractive investment in the equity securities of RMR Inc., the further alignment of the interests of RMR LLC, Adam Portnoy and Barry Portnoy with our interests and greater transparency for us and our shareholders into the compensation practices and financial and operating results of RMR LLC. However, our investment in RMR Inc. is subject to various risks, including the highly competitive nature of RMR LLC’s business and the limited public market for RMR Inc.’s securities, among others, which may result in us losing some or all of our investment in RMR Inc. or otherwise not realizing the benefits we expect from the Up-C Transaction. For further information on the Up-C Transaction, see Note 10 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

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

Each of our executive officers is also an officer of RMR LLC and our Chief Financial Officer and Treasurer, Mark Kleifges, is the chief financial officer and treasurer of GOV. Because our executive officers have duties to RMR LLC, and Mark Kleifges has duties to GOV, as well as to our company, we do not have their undivided attention. They face conflicts in allocating their time and resources between our company and RMR LLC and other companies to which RMR LLC provides services.

Our management structure and agreements and relationships with RMR LLC and RMR LLC’s and its controlling shareholders’ relationships with others may create conflicts of interest, or the appearance of such conflicts, and may restrict our investment activities.

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

RMR LLC also acts as the manager for three other Nasdaq listed REITs: GOV, which primarily owns properties that are majority leased to government tenants; SNH, which primarily owns healthcare, senior living properties and medical office buildings; and SIR, which primarily owns and invests in net leased, single tenant properties. RMR LLC also provides services to other publicly and privately owned companies, including: Five Star, which operates senior living communities; TA, our largest tenant; and Sonesta, which manages 34 of our hotels as of December 31, 2016. These multiple responsibilities and relationships could create competition for the time and efforts of RMR LLC, Adam Portnoy and Barry Portnoy and may give rise to conflicts of interest or the appearance of such conflicts of interest.

As a result of these relationships, our management agreements were not negotiated on an arm’s length basis between unrelated parties, and therefore the terms, including the fees payable to RMR LLC, may not be as favorable to us as they would have been if they were negotiated on an arm’s length basis between unrelated parties. Our property management fees are calculated based on rents we receive and construction supervision fees for construction at our properties overseen and managed by RMR LLC, and our base business management fee is calculated based upon the lower of the historical costs of our real estate investments and our market capitalization. These fee arrangements could incentivize RMR LLC to pursue acquisitions, capital transactions, tenancies and construction projects or to avoid disposing of our assets in order to increase or maintain its management fees. If we do not effectively manage our investment, disposition, capital transactions and leasing, construction and other property management activities, we may pay increased management fees without proportional benefits to us.

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

Adam Portnoy is a managing director, president, chief executive officer and controlling shareholder (through ABP Trust) of RMR Inc. and an officer of RMR LLC, and Barry Portnoy is a managing director, officer and controlling shareholder (through ABP Trust) of RMR Inc. and an officer of RMR LLC. Adam Portnoy and Barry Portnoy (through ABP Trust) also own class A membership units of RMR LLC. All of the members of our Board of Trustees, including our Independent Trustees, are members of one or more boards of trustees or directors of other companies to which RMR LLC provides management services. Our executive officers are also officers of RMR LLC and our Chief Financial Officer and Treasurer, Mark Kleifges, also serves as the chief financial officer and treasurer of GOV. In addition to their investments in RMR Inc. and RMR LLC, our Managing Trustees hold equity investments in other companies to which RMR LLC provides management services and some of these companies have significant cross ownership interests, including, for example: our Managing Trustees own, directly or indirectly, in aggregate 1.4% of our outstanding common shares, 36.7% of Five Star’s outstanding common stock, 2.5% of

GOV’s outstanding common shares, 1.3% of SNH’s outstanding common shares and 1.9% of SIR’s outstanding common shares; we own 8.7% of TA’s outstanding common shares; GOV owns 27.9% of SIR’s outstanding common shares; and SNH owns 8.5% of Five Star’s outstanding common stock. Our executive officers may also own equity investments in other companies to which RMR LLC provides management services. Such equity ownership or positions could create, or appear to create, conflicts of interest with respect to matters involving us, the other companies to which RMR LLC provides management services and their related parties. Conflicts of interest or the appearance of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.

The Up-C Transaction and the agreements entered into as part of the Up-C Transaction are among related persons, which increases the risk of allegations of conflicts of interest, and such allegations may impair our ability to realize the benefits we expect from the Up-C Transaction.

Because of the various relationships among us, RMR Inc., RMR LLC and the other REITs to which RMR LLC provides management services, the Up-C Transaction and the agreements entered into as part of the Up-C Transaction, including the amendment and extension of our management agreements for continuing 20 year terms, are among related persons. The Up-C Transaction and the terms thereof were negotiated and reviewed by a Joint Special Committee comprised solely of our Independent Trustees and the independent trustees of the other REITs to which RMR LLC provides management services, or the Joint Special Committee, and were separately approved and adopted by our Independent Trustee who did not serve as an independent trustee of any of the other REITs, by a Special Committee of our Board of Trustees, comprised solely of our Independent Trustees, or our Special Committee, and by our Board of Trustees. Morgan Stanley & Co. LLC acted as financial advisor to the Joint Special Committee and Houlihan Lokey Capital, Inc. acted as financial advisor to our Special Committee. Nonetheless, because of these various relationships, the Up-C Transaction was not negotiated on an arm’s length basis among unrelated third parties, and therefore may not be on terms as favorable to us or the other REITs to which RMR LLC provides management services as it would have been if it was negotiated on an arm’s length basis among unrelated parties. As a result of these relationships, we may be subject to increased risk that our shareholders or the shareholders of the other REITs to which RMR LLC provides management services may challenge the Up-C Transaction and the agreements entered into as part of the Up-C Transaction. Any such challenge could result in substantial costs and a diversion of our management’s attention, could have a material adverse effect on our reputation, business and growth and could adversely affect our ability to realize the benefits we expect from the Up-C Transaction, whether or not the allegations have merit or are substantiated.

The termination of our management agreements may require us to pay a substantial termination fee, including in the case of a termination for unsatisfactory performance, which may limit our ability to end our relationship with RMR LLC.

The terms of our management agreements with RMR LLC automatically extend on December 31st of each year so that such terms thereafter end on the 20th anniversary of the date of the extension. We have the right to terminate these agreements: (1) at any time on 60 days’ written notice for convenience, (2) immediately upon written notice for cause, as defined in the agreements, (3) on written notice given within 60 days after the end of any applicable calendar year for a performance reason, as defined in the agreements, and (4) by written notice during the 12 months following a manager change of control, as defined in the agreements. However, if we terminate a management agreement for convenience, or if RMR LLC terminates a management agreement with us for good reason, as defined in such agreement, we are obligated to pay RMR LLC a termination fee in an amount equal to the sum of the present values of the monthly future fees, as defined in the applicable agreement, payable to RMR LLC for the then remaining term, which, depending on the time of termination, would be between 19 and 20 years. Additionally, if we terminate a management agreement for a performance reason, as defined in the agreement, we are obligated to pay RMR LLC the termination fee calculated as described above, but assuming a remaining term of 10 years. These provisions substantially increase the cost to us of terminating the management agreements without cause, which may limit our ability to end our relationship with RMR LLC as our manager. The payment of the termination fee could have a material adverse effect on our financial condition, including our ability to pay dividends to our shareholders.

Our management arrangements with RMR LLC may discourage our change of control.

Our management agreements with RMR LLC have continuing 20 year terms that renew annually. As noted in the preceding risk factor, if we terminate either of these management agreements other than for cause or upon a change of control of our manager, we are obligated to pay RMR LLC a substantial termination fee. For these reasons, our management agreements with RMR LLC may discourage a change of control of us, including a change of control which might result in payment of a premium for our common shares.

We may be at an increased risk for dissident shareholder activities due to perceived conflicts of interest arising from our management structure.

In the past, in particular following periods of volatility in the overall market or declines in the market price of a company’s securities, shareholder litigation, dissident shareholder trustee nominations and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities. Our relationships with RMR Inc., RMR LLC, TA, Sonesta, AIC, the other businesses and entities to which RMR LLC provides management services, Adam Portnoy and Barry Portnoy and other related persons of RMR LLC may precipitate such activities. Certain proxy advisory firms which have significant influence over the voting by shareholders of public companies have, in the past, recommended, and in the future may recommend, that shareholders withhold votes for the election of our incumbent Trustees, vote against our say on pay vote or other management proposals and vote for shareholder proposals that we oppose. These recommendations may affect the outcome of our Board elections and impact our governance, which may increase shareholder activism and litigation. These activities, if instituted against us, could result in substantial costs, and diversion of our management’s attention and could have a material adverse impact on our reputation and business.

Our business dealings with TA and Sonesta may create conflicts of interest or the perception of such conflicts of interest.

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

Sonesta managed 34 of our hotels as of December 31, 2016. Sonesta is owned by our Managing Trustees. Sonesta’s chief executive officer and chief financial officer are officers of RMR LLC, and other officers and employees of Sonesta are former employees of RMR LLC. Pursuant to our management agreements with Sonesta, we incurred management, system and reservation fees payable to Sonesta of $24.2 million and procurement and construction supervision fees of $1.5 million for the year ended December 31, 2016.

The historical and continuing relationships which we, RMR LLC and our Managing Trustees have with TA and Sonesta could create, or appear to create, conflicts of interest with respect to matters involving us, the other companies to which RMR LLC provides management services and their related parties. As a result of these relationships, our agreements with TA and Sonesta were not negotiated on an arm’s length basis between unrelated parties, and therefore may not be as favorable to us as they would have been if they were negotiated on an arm’s length basis between unrelated parties. Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.

We may experience losses from our business dealings with AIC.

We, ABP Trust, TA and four other companies to which RMR LLC provides management services each own 14.3% of AIC, and we have invested $7.1 million in AIC. We and those other AIC shareholders participate in a combined property insurance program designed and reinsured in part by AIC and we periodically consider the possibilities for expanding our relationship with AIC to other types of insurance. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. While we believe we have in the past benefitted from these arrangements, these beneficial financial results may not occur in the future, and we may need to invest additional capital in order to continue to pursue these results. AIC’s business involves the risks typical of an insurance business, including the risk that it may not operate profitably. Accordingly, financial benefits from our business dealings with AIC may not be achieved in the future, and we may experience losses from these dealings.

Risks Related to Our Organization and Structure

Ownership limitations and certain provisions in our declaration of trust, bylaws and contracts, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals.

Our declaration of trust and bylaws prohibit any shareholder other than RMR LLC and its affiliates (as defined under Maryland law) and certain persons who have been exempted by our Board of Trustees from owning, directly and by attribution, more than 9.8% of the number or value of shares (whichever is more restrictive) of any class or series of our outstanding shares of beneficial interest, including our common shares. These provisions are intended to, among other purposes, assist with our

REIT compliance under the IRC and otherwise promote our orderly governance. However, these provisions may also inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:

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

Certain aspects of our business may prevent shareholders from accumulating a large stake in us, from nominating or serving as Trustees, or from taking actions to otherwise control our business.

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

Our declaration of trust and indemnification agreements require us to indemnify any present or former Trustee or officer, to the maximum extent permitted by Maryland law, who is made or threatened to be made a party to a proceeding by reason of his or her service in these and certain other capacities. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our shareholders may have more limited rights against our present and former Trustees and officers than might otherwise exist absent the provisions in our declaration of trust and indemnification agreements or that might exist with other companies, which could limit our shareholders' recourse in the event of actions not in their best interest.

Disputes with TA, RMR LLC and Sonesta and shareholder litigation against us or our Trustees and officers may be referred to binding arbitration proceedings.

Our contracts with TA, RMR LLC and Sonesta provide that any dispute arising under those contracts may be referred to binding arbitration proceedings. Similarly, our bylaws provide that certain actions by our shareholders against us or against our Trustees and officers, other than disputes, or any portion thereof, regarding the meaning, interpretation or validity of any provision of our declaration of trust or bylaws, may be referred to binding arbitration proceedings. As a result, we and our shareholders would not be able to pursue litigation in courts against TA, RMR LLC, Sonesta or our Trustees and officers for disputes referred to arbitration in accordance with our bylaws. In addition, the ability to collect attorneys’ fees or other damages may be limited in the arbitration proceedings, which may discourage attorneys from agreeing to represent parties wishing to commence such a proceeding.

Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our Trustees, officers, manager, agents or employees.

Our bylaws currently provide that, unless the dispute has been referred to binding arbitration, the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim for breach of a duty owed by any Trustee, officer, manager, agent or employee of ours to us or our shareholders; (3) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours arising pursuant to Maryland law, our declaration of trust or bylaws brought by or on behalf of a shareholder; or (4) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours that is governed by the internal affairs doctrine. Our bylaws currently also provide that the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for any dispute, or portion thereof, regarding the meaning, interpretation or validity of any provision of our declaration of trust or bylaws. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of beneficial interest shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. These choice of forum provisions may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our Trustees, officers, manager, agents or employees, which may discourage lawsuits against us and our Trustees, officers, manager or agents.

We may change our operational, financing and investment policies without shareholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations.

Our Board of Trustees determines our operational, financing and investment policies and may amend or revise our policies, including our policies with respect to our intention to qualify for taxation as a REIT, acquisitions, dispositions, growth, operations, indebtedness, capitalization and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our shareholders. Policy changes could adversely affect the market price of our common shares and our ability to make distributions to our shareholders. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our Board of Trustees may alter or eliminate our current policy on borrowing at any time without shareholder approval. If this policy changes, we could become more highly leveraged, which could result in an increase in our debt service costs. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk.

Risks Related to Our Taxation
The loss of our special tax statuses could have significant adverse consequences.
As a REIT, we generally do not pay federal or state income taxes. However, actual qualification for taxation as a REIT under the IRC depends on our satisfying complex statutory requirements, for which there are only limited judicial and administrative interpretations. We believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed as a REIT under the IRC. However, we cannot be certain that, upon review or audit, the IRS will agree with this conclusion. Furthermore, there is no guarantee that the federal government will continue to afford favorable income tax treatment to REITs and their shareholders.
Maintaining our qualification for taxation as a REIT will require us to continue to satisfy tests concerning, among other things, the nature of our assets, the sources of our income and the amounts we distribute to our shareholders. In order to meet these requirements, it may be necessary for us to sell or forgo attractive investments.
If we cease to qualify for taxation as a REIT, then our ability to raise capital might be adversely affected, we will be in breach under our credit agreement, we may be subject to material amounts of federal and state income taxes and the value of our shares likely would decline. In addition, if we lose or revoke our qualification for taxation as a REIT for a taxable year, we will generally be prevented from requalifying for taxation as a REIT for the next four taxable years.
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

Even if we qualify and remain qualified for taxation as a REIT, we may face other tax liabilities that reduce our cash flows.
Even if we qualify and remain qualified for taxation as a REIT, we may be subject to federal, state and local taxes on our income and assets, including taxes on any undistributed income, excise taxes, state or local income, property and transfer taxes, and other taxes. See “Business—Material United States Federal Income Tax Considerations—Taxation as a REIT.” Also, some state jurisdictions may in the future limit or eliminate certain favorable deductions, including the dividends paid deduction, which could increase our income tax expense. In addition, in order to meet the requirements for qualification and taxation as a REIT, prevent the recognition of particular types of non-cash income, or avert the imposition of a 100% tax that applies to specified gains derived by a REIT from dealer property or inventory, we may hold some of our assets and operations through our TRSs or other subsidiary corporations that will be subject to corporate level income tax at regular rates. Any of these taxes would decrease cash available for distribution to our shareholders.
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

Risks Related to our Securities
Our distributions to our shareholders may decline.
We intend to continue to make regular quarterly distributions to our shareholders. However:

•	our ability to make or sustain the rate of our distributions will be adversely affected if any of the risks described herein, or other significant events, occur;

•	our making of distributions is subject to compliance with restrictions contained in our credit agreement and may be subject to restrictions in future debt obligations we may incur; and

•
any distributions will be made at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our results of operations, our financial condition, debt and equity capital available to us, our expectation of our future capital requirements, our funds from operations, or FFO, our normalized funds from operations, or Normalized FFO, restrictive covenants in our financial or other contractual arrangements (including those contained in our credit agreement), tax law requirements to maintain our qualification for taxation as a REIT, restrictions under Maryland law and our expected needs and availability of cash to pay our obligations.

For these reasons, among others, our distribution rate may decline or we may cease making distributions. Also, our distributions may include a return of capital.
Changes in market conditions could adversely affect the market price of our common shares.
As with other publicly traded equity securities and REIT securities, the market price of our common shares depends on various market conditions that may change from time to time, including:

•	the extent of investor interest in our securities;

•
the general reputation of REITs and externally managed companies and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate based companies or by other issuers less sensitive to rises in interest rates;

•	our underlying asset value;

•	investor confidence in the stock and bond markets, generally;

•	market interest rates;

•	national economic conditions;

•	changes in tax laws;

•	changes in our credit ratings; and

•	general market conditions.

We believe that one of the factors that investors consider important in deciding whether to buy or sell equity securities of a REIT is the distribution rate, considered as a percentage of the price of the equity securities, relative to market interest rates. Interest rates have been at historically low levels for an extended period of time. There is a general market perception that REIT shares outperform in low interest rate environments and underperform in rising interest rate environments when compared to the broader market. In December 2016, the U.S. Federal Reserve raised its benchmark interest rate by a quarter of a percentage point. Market interest rates may continue to increase in the near to intermediate term. If market interest rates continue to increase, or if there is market expectation of such increases, prospective purchasers of REIT equity securities may want to achieve a higher distribution rate. Thus, higher market interest rates, or the expectation of higher interest rates, could cause the market price of our common shares to decline.
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
We are the sole obligor on our outstanding senior unsecured notes and convertible senior notes, and our outstanding senior unsecured notes and convertible senior notes are not, and any notes or other debt securities we may issue in the future, or, together with our outstanding senior unsecured notes and convertible senior notes, the Notes, and such Notes are not, and any Notes we may issue in the future may not, be guaranteed by any of our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Notes, or to make any funds available therefor, whether by dividend, distribution, loan or other payments. The rights of holders of Notes to benefit from any of the assets of our subsidiaries are subject to the prior satisfaction of claims of our subsidiaries’ creditors and any preferred equity holders. As a result, the Notes are, and, except to the extent that future Notes are guaranteed by our subsidiaries, will be, structurally subordinated to all of the debt and other liabilities and obligations of our subsidiaries, including guarantees of other indebtedness of ours, payment obligations under lease agreements, trade payables and preferred equity. As of December 31, 2016, our subsidiaries had total indebtedness and other liabilities (excluding security and other deposits and guaranties) of less than $10.0 million.
The Notes are unsecured and effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.
The outstanding Notes are not secured and any Notes we may issue in the future may not be secured. Upon any distribution to our creditors in a bankruptcy, liquidation, reorganization or similar proceeding relating to us or our property, the holders of our secured debt will be entitled to exercise the remedies available to a secured lender under applicable law and pursuant to the instruments governing such debt and to be paid in full from the assets securing that secured debt before any payment may be made with respect to Notes that are not secured by those assets. In that event, because such Notes will not be secured by any of our assets, it is possible that there will be no assets from which claims of holders of such Notes can be satisfied or, if any assets remain, that the remaining assets will be insufficient to satisfy those claims in full. If the value of such remaining assets is less than the aggregate outstanding principal amount of such Notes and accrued interest and all future debt ranking equally with such Notes, we will be unable to fully satisfy our obligations under such Notes. In addition, if we fail to meet our payment or other obligations under our secured debt, the holders of that secured debt would be entitled to foreclose on our assets securing that secured debt and liquidate those assets. Accordingly, we may not have sufficient funds to pay amounts due on such Notes. As a result, noteholders may lose a portion of or the entire value of their investment in such Notes. Further, the terms of the outstanding Notes permit, and the terms of any Notes we may issue in the future may permit us to incur additional secured indebtedness subject to compliance with certain debt ratios. The Notes that are not secured will be effectively subordinated to any such additional secured indebtedness. As of December 31, 2016, we had no secured mortgage debt.
There is no public market for the Notes, and one may not develop, be maintained or be liquid.
We have not applied for listing of the Notes on any securities exchange or for quotation on any automatic dealer quotation system, and we may not do so for Notes issued in the future. We can give no assurances concerning the liquidity of any market that may develop for the Notes, the ability of any investor to sell the Notes or the price at which holders would be able to sell the Notes. If a market for the Notes does not develop, holders may be unable to resell the Notes for an extended period of time, if at all. If a market for the Notes does develop, it may not continue or it may not be sufficiently liquid to allow holders to resell any of the Notes. Consequently, noteholders may not be able to liquidate their investment readily, and lenders may not readily accept the Notes as collateral for loans.
The Notes may trade at a discount from their initial issue price or principal amount, depending upon many factors, including prevailing interest rates, the ratings assigned by rating agencies, the market for similar securities and other factors, including general economic conditions and our financial condition, performance and prospects. Any decline in market prices, regardless of cause, may adversely affect the liquidity and trading markets for the Notes.
A downgrade in credit ratings could materially adversely affect the market price of the Notes and may increase our cost of capital.
The outstanding Notes are rated by two rating agencies and any Notes we may issue in the future may be rated by one or more rating agencies. These credit ratings are continually reviewed by rating agencies and may change at any time based upon, among other things, our results of operations and financial condition. Negative changes in the ratings assigned to our debt securities could have an adverse effect on the market price of the Notes and our costs and availability of capital, which could in turn have a material adverse effect on our results of operations and our ability to satisfy our debt service obligations.
Redemption may adversely affect noteholders’ return on the Notes.
We have the right to redeem some or all of the outstanding Notes prior to maturity and may have such a right with respect to any Notes we issue in the future. We may redeem such Notes at times when prevailing interest rates may be relatively low compared to the interest rate of such Notes. Accordingly, noteholders may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as that of the Notes.

Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties

At December 31, 2016, we owned 306 hotels and 198 travel centers. The following table summarizes certain information about our properties as of December 31, 2016 (dollars in thousands).

	Hotels			Travel Centers			All Properties
	Number of Properties	Undepreciated Carrying Value	Depreciated Carrying Value	Number of Properties	Undepreciated Carrying Value	Depreciated Carrying Value	Total Number of Properties	Total Undepreciated Carrying Value	Total Depreciated Carrying Value

Location of Properties
United States
Alabama	4	$33,715	$23,273	4	$76,122	$54,236	8	$109,837	$77,509
Arkansas	—	—	—	4	91,469	59,268	4	91,469	59,268
Arizona	15	173,989	107,505	7	159,092	114,999	22	333,081	222,504
California	36	877,540	623,640	11	195,159	161,520	47	1,072,697	785,165
Colorado	6	141,779	123,213	3	42,210	29,536	9	183,989	152,749
Connecticut	1	5,112	4,042	3	35,732	19,200	4	40,844	23,242
Delaware	1	16,240	9,697	—	—	—	1	16,240	9,697
Florida	13	255,383	182,158	7	143,763	108,493	20	399,146	290,651
Georgia	21	316,638	214,583	8	116,933	86,844	29	433,571	301,427
Hawaii	1	92,819	54,731	—	—	—	1	92,819	54,731
Iowa	2	18,919	10,927	1	11,017	7,942	3	29,936	18,869
Idaho	—	—	—	1	16,488	12,487	1	16,488	12,487
Illinois	15	292,818	225,115	10	130,016	102,143	25	422,834	327,258
Indiana	3	35,401	19,196	11	152,012	127,032	14	187,413	146,228
Kansas	4	31,084	18,565	1	14,559	13,512	5	45,643	32,077
Kentucky	1	3,042	2,337	3	46,269	30,997	4	49,311	33,334
Louisiana	2	213,475	184,966	7	125,605	90,059	9	339,080	275,025
Massachusetts	14	322,032	238,477	—	—	—	14	322,032	238,477
Maryland	7	157,771	113,526	3	51,619	34,378	10	209,390	147,904
Michigan	11	81,649	57,535	5	50,167	39,967	16	131,816	97,502
Minnesota	5	57,082	39,180	1	6,819	5,341	6	63,901	44,521
Missouri	5	55,665	34,516	5	62,132	41,491	10	117,797	76,007
Mississippi	—	—	—	1	22,579	14,310	1	22,579	14,310
North Carolina	13	128,301	83,796	3	39,704	28,518	16	168,005	112,314
Nebraska	2	12,293	10,743	3	43,291	25,736	5	55,584	36,479
New Hampshire	—	—	—	1	6,691	5,172	1	6,691	5,172
New Jersey	15	297,305	225,591	4	109,365	78,634	19	406,670	304,225
New Mexico	2	26,785	15,203	6	95,127	57,245	8	121,912	72,448
Nevada	3	50,824	32,769	5	154,210	121,850	8	205,034	154,619
New York	5	118,733	76,462	6	48,976	38,012	11	167,709	114,474
Ohio	8	78,706	61,506	14	179,253	126,123	22	257,959	187,629
Oklahoma	3	32,058	23,842	4	38,000	24,324	7	70,058	48,166
Oregon	1	114,229	111,352	3	41,898	30,960	4	156,127	142,312
Pennsylvania	10	197,660	133,308	9	135,777	96,646	19	333,437	229,954
Rhode Island	1	14,750	7,880	—	—	—	1	14,750	7,880
South Carolina	3	75,578	52,095	3	49,079	37,570	6	124,657	89,665
Tennessee	8	137,637	80,677	7	103,794	81,334	15	241,431	162,011
Texas	35	500,010	326,762	18	391,898	271,978	53	891,908	598,740
Utah	3	64,801	36,771	2	19,177	12,013	5	83,978	48,784
Virginia	15	180,064	110,965	3	53,545	39,499	18	233,609	150,464
Vermont	1	14,129	13,388	—	—	—	1	14,129	13,388
Washington	6	88,820	53,853	2	10,414	5,807	8	99,234	59,660
Wisconsin	1	13,899	8,454	2	18,293	12,714	3	32,192	21,168
West Virginia	1	10,780	6,677	2	15,933	12,278	3	26,713	18,955
Wyoming	—	—	—	4	71,661	45,813	4	71,661	45,813
	303	5,339,515	3,759,276	197	3,175,848	2,305,981	500	8,515,361	6,065,262
Other
Ontario, Canada	2	44,246	30,333	—	—	—	2	44,246	30,333
Puerto Rico	1	156,114	107,670	—	—	—	1	156,114	107,670
	3	200,360	138,003	—	—	—	3	200,360	138,003

Total	306	5,539,875	3,897,279	197	3,175,848	2,305,981	503	8,715,721	6,203,265

Held For Sale
Tennessee	—	—	—	1	7,668	6,128	1	7,668	6,128
	—	—	—	1	7,668	6,128	1	7,668	6,128

Grand Total	306	$5,539,875	$3,897,279	198	$3,183,516	$2,312,109	504	$8,723,389	$6,209,393
At December 31, 2016, 14 of our hotels were on land we leased partially or entirely from unrelated third parties. The average remaining term of the ground leases (including renewal options) is approximately 37 years (range of 22 to 70 years). Ground rent payable under nine of the ground leases is generally calculated as a percentage of hotel revenues. Twelve of the 14 ground leases require annual minimum rents averaging $248,285 per year; future rents under two ground leases have been pre-paid. Pursuant to the terms of our management agreements and leases, payments of ground lease obligations are generally made by our hotel managers or tenants. However, if a hotel manager or tenant did not perform obligations under a ground lease or elected not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge, sale or transfer of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.
At December 31, 2016, 16 of our travel centers were on land we leased partially or entirely from unrelated third parties. The average remaining term of the ground leases (including renewal options) is approximately 13 years (range of 2 to 34 years). Ground rent payable under the ground leases is generally a fixed amount, averaging $481,345 per year. Payments of these travel centers ground lease obligations are made by our tenants. However, if our tenants did not perform obligations under a ground lease or elected not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge, sale or transfer of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.
The aggregate depreciated carrying value of our properties subject to ground leases was as follows at December 31, 2016 (in thousands):

14 hotels (1)	$175,864
16 travel centers (2)	104,790
Total	$280,654

(1) Three of these hotels with a depreciated carrying value totaling $105,565 are partially on land we lease from unrelated third parties. The leased land is generally used for parking. We believe these three hotels would be operable without the leased land.

(2) Three of these travel centers with a depreciated carrying value totaling $36,900 are partially on land we lease from unrelated third parties. The leased land is generally used for additional parking or storm water runoff; however, certain building structures for one travel center are located on leased land. We believe these three travel centers would be operable without the leased land, although we would have to remove the part of the building structure that is located on the leased land and might replace that structure with a new building on land we own.
Item 3.  Legal Proceedings
From time to time, we may become involved in litigation matters incidental to the ordinary course of our business.  Although we are unable to predict with certainty the eventual outcome of any litigation, we are currently not a party to any litigation which we expect to have a material adverse effect on our business.
Item 4.  Mine Safety Disclosures
Not applicable.

PART II
Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares were traded on the New York Stock Exchange, or the NYSE (symbol: HPT), through June 30, 2016. Beginning on July 1, 2016, our common shares are traded on Nasdaq (symbol: HPT). The following table sets forth for the periods indicated the high and low sale prices for our common shares as reported by the NYSE or Nasdaq, as applicable:

2015	High	Low
First Quarter	$34.20	$29.90
Second Quarter	34.08	28.54
Third Quarter	30.11	24.75
Fourth Quarter	28.83	25.27

2016	High	Low
First Quarter	$26.66	$20.69
Second Quarter	28.80	24.62
Third Quarter	32.32	28.20
Fourth Quarter	32.00	26.06
The closing price of our common shares on Nasdaq on February 1, 2017, was $30.88 per share.
As of February 1, 2017, there were 512 shareholders of record of our common shares.
Information about cash distributions declared on our common shares is summarized in the table below.  Common share cash distributions are generally paid in the quarter following the quarter to which they relate.

	Cash Distributions Per Common Share

	2016	2015
First Quarter	$0.50	$0.49
Second Quarter	0.51	0.50
Third Quarter	0.51	0.50
Fourth Quarter	0.51	0.50
Total	$2.03	$1.99
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

Item 6.  Selected Financial Data
The following table sets forth selected financial data for the periods and dates indicated. This data should be read in conjunction with, and is qualified in its entirety by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes included in “Exhibits and Financial Statement Schedules” of this Annual Report on Form 10-K.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Income Statement Data:
Revenues:
Hotel operating revenues	$1,730,326	$1,634,654	$1,474,757	$1,310,969	$980,732
Rental income	312,377	283,115	258,062	251,866	300,354
FF&E reserve income	4,508	4,135	3,503	1,020	15,896
Total revenues	2,047,211	1,921,904	1,736,322	1,563,855	1,296,982
Expenses:
Hotel operating expenses	1,202,538	1,143,981	1,035,138	929,581	700,939
Depreciation and amortization	357,342	329,776	315,878	299,323	260,831
General and administrative	99,105	109,837	45,897	50,087	44,032
Acquisition related costs	1,367	2,375	239	3,273	4,173
Loss on asset impairment	—	—	—	8,008	8,547
Total expenses	1,660,352	1,585,969	1,397,152	1,290,272	1,018,522
Operating income	386,859	335,935	339,170	273,583	278,460
Dividend income	2,001	2,640	—	—	—
Interest income	274	44	77	121	268
Interest expense	(161,913)	(144,898)	(139,486)	(145,954)	(136,111)
Loss on distribution to common shareholders of The RMR Group Inc. common stock	—	(36,773)	—	—	—
Loss on early extinguishment of debt	(228)	—	(855)	—	—
Income before income taxes and equity in earnings of an investee	226,993	156,948	198,906	127,750	142,617
Income tax benefit (expense)	(4,020)	(1,566)	(1,945)	5,094	(1,612)
Equity in earnings of an investee	137	21	94	334	316
Income before gain on sale of real estate	223,110	155,403	197,055	133,178	141,321
Gain on sale of real estate	—	11,015	130	—	10,602
Net Income	223,110	166,418	197,185	133,178	151,923
Preferred distributions	(20,664)	(20,664)	(20,664)	(26,559)	(40,145)
Excess of liquidation preference over carrying value of preferred shares redeemed	—	—	—	(5,627)	(7,984)
Net income available for common shareholders	$202,446	$145,754	$176,521	$100,992	$103,794
Common distributions paid (1)	$314,136	$299,963	$292,029	$256,587	$224,899
Weighted average common shares outstanding (basic)	156,062	150,709	149,652	137,421	123,463
Weighted average common shares outstanding (diluted)	156,088	151,002	149,817	137,514	123,487
Per Common Share Data:
Net income available for common shareholders (basic and diluted)	$1.30	$0.97	$1.18	$0.73	$0.84
Distributions paid per common share (1)	$2.03	$1.99	$1.95	$1.89	$1.82
Balance Sheet Data (as of December 31):
Real estate properties, gross	$8,715,721	$8,261,772	$7,656,193	$7,417,365	$6,899,109
Real estate properties, net	6,203,265	6,044,637	5,674,160	5,660,214	5,347,949
Total assets	6,634,228	6,394,797	5,967,127	5,965,945	5,633,357
Debt, net of discounts and certain issuance costs	3,163,807	3,274,673	2,823,178	2,702,406	2,720,254
Shareholders’ equity	3,129,389	2,812,082	2,990,153	3,086,855	2,733,798
(1) Excludes a non-cash distribution of $0.1974 per share related to the distribution of shares of RMR Inc. class A common stock to our shareholders on December 14, 2015.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Part IV, Item 15 of this Annual Report on Form 10-K.
Overview (dollar amounts in thousands except share amounts)
We are a real estate investment trust, or REIT, organized under the laws of the State of Maryland.

Management agreements and leases.  At December 31, 2016, we owned 306 hotels operated under nine agreements; 303 of these hotels are leased by us to our wholly owned TRSs and managed by hotel operating companies and three are or were leased to hotel operating companies.  At December 31, 2016, our 198 owned travel centers are leased to TA under five agreements. Our consolidated statements of comprehensive income include operating revenues and expenses of our managed hotels and rental income from our leased hotels and travel centers.

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

Hotel operations.  In 2016, the U.S. hotel industry generally realized increases in average daily rate, or ADR, and RevPAR, compared to 2015.  The U.S. hotel industry generally realized stable occupancy during 2016 compared to 2015 due primarily to the impact of new hotel supply which offset continued increases in demand. As a result, the growth in RevPAR for the U.S. hotel industry generally was lower in 2016 compared to 2015. During the year ended December 31, 2016, our 291 comparable hotels that we owned continuously since January 1, 2015 produced year over year increases in RevPAR and occupancy in excess of the hotel industry generally that we believe are, in part, a result of recent renovations we made to our hotels.  However, we believe that certain of our 15 hotels acquired since January 1, 2015 were negatively impacted by brand conversions and by the disruption and displacement caused by our renovation activities at those hotels during 2015 and 2016.
For the year ended December 31, 2016 compared to the year ended December 31, 2015 for our 291 comparable hotels that we owned continuously since January 1, 2015: ADR increased 3.2% to $124.94; occupancy increased 0.3 percentage points to 76.2%; and RevPAR increased 3.6% to $95.20. This compares favorably to industry-wide RevPAR growth in 2016 of 3.2%.
For the year ended December 31, 2016 compared to the year ended December 31, 2015 for our 306 hotels: ADR increased 2.8% to $125.01; occupancy decreased 0.2 percentage points to 75.4%; and RevPAR increased 2.5% to $94.26.
Additional details of our hotel operating agreements and agreements with TA are set forth in Notes 6 and 10 to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K and in the table and notes thereto on pages 70 through 73 below.

Results of Operations (dollar amounts in thousands, except share amounts)
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

	For the Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2016	2015
Revenues:
Hotel operating revenues	$1,730,326	$1,634,654	$95,672	5.9%
Rental income - hotels	33,202	32,533	669	2.1%
Rental income - travel centers	279,175	250,582	28,593	11.4%
Total rental income	312,377	283,115	29,262	10.3%
FF&E reserve income	4,508	4,135	373	9.0%

Expenses:
Hotel operating expenses	1,202,538	1,143,981	58,557	5.1%
Depreciation and amortization - hotels	224,335	213,964	10,371	4.8%
Depreciation and amortization - travel centers	133,007	115,812	17,195	14.8%
Total depreciation and amortization	357,342	329,776	27,566	8.4%
General and administrative	99,105	109,837	(10,732)	(9.8)%
Acquisition related costs	1,367	2,375	(1,008)	(42.4)%

Operating income	386,859	335,935	50,924	15.2%

Dividend income	2,001	2,640	(639)	(24.2)%
Interest income	274	44	230	522.7%
Interest expense	(161,913)	(144,898)	(17,015)	11.7%
Loss on distribution to common shareholders of The RMR Group Inc. common stock	—	(36,773)	36,773	n/m
Loss on early extinguishment of debt	(228)	—	(228)	n/m
Income before income taxes, equity earnings of an investee and gain on sale of real estate	226,993	156,948	70,045	44.6%
Income tax expense	(4,020)	(1,566)	(2,454)	156.7%
Equity in earnings of an investee	137	21	116	552.4%
Income before gain on sale of real estate	223,110	155,403	67,707	43.6%
Gain on sale of real estate	—	11,015	(11,015)	n/m
Net income	223,110	166,418	56,692	34.1%
Preferred distributions	(20,664)	(20,664)	—	—%
Net income available for common shareholders	$202,446	$145,754	$56,692	38.9%

Weighted average shares outstanding (basic)	156,062	150,709	5,353	3.6%
Weighted average shares outstanding (diluted)	156,088	151,002	5,086	3.4%

Net income available for common shareholders per common share: basic and diluted	$1.30	$0.97	$0.33	34.0%
References to changes in the income and expense categories below relate to the comparison of consolidated results for the year ended December 31, 2016, compared to the year ended December 31, 2015.
Hotel operating revenues. The increase in hotel operating revenues is a result of increased revenues at certain of our managed hotels due to increases in RevPAR ($83,352) and the effect of our hotel acquisitions since January 1, 2015 ($38,316), partially offset by decreased revenues at certain of our managed hotels as a result of lower RevPAR ($23,729) and decreased revenues at certain hotels undergoing renovations during all or part of 2016 primarily due to lower occupancies ($2,267).  Additional operating statistics of our hotels are included in the table on page 74.
Rental income - hotels. The increase in rental income - hotels is a result of contractual rent increases under certain of our hotel leases since January 1, 2015 and increases in the minimum rents due to us as we funded improvements at certain of our leased hotels since January 1, 2015. Rental income for 2016 and 2015 includes $438 and $468, respectively, of adjustments to record rent on a straight line basis.
Rental income - travel centers. The increase in rental income - travel centers is a result of increases in the minimum rents due to us as a result of our travel center acquisitions since January 1, 2015 ($14,725), increases in the minimum rents due to us for improvements we purchased at certain of our travel centers since January 1, 2015 ($12,429) and an increase in straight line rent adjustments related to previously deferred rent amounts under our TA leases ($4,032), partially offset by a decrease in rents related to our sale of five travel centers in June 2015 ($1,848) and a decrease in percentage rent earned ($745). Rental income - travel centers for 2016 and 2015 includes $13,132 and $9,100, respectively, of adjustments necessary to record on a straight line basis scheduled rent increases under our TA leases, the deferred rent obligations payable to us under our TA leases and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks. Rental income for 2016 and 2015 includes $1,303 and $2,048, respectively, of percentage rental income.
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
Hotel operating expenses. The increase in hotel operating expenses is a result of the effect of our hotel acquisitions since January 1, 2015 ($38,046), an increase in wage and benefit costs, sales and marketing expenses and other operating costs at certain of our managed hotels resulting primarily from higher occupancies ($14,158), an increase in the amount of security deposits and guarantees replenished under certain of our hotel management agreements ($6,572) and an increase in real estate taxes at certain of our hotels due to higher assessments ($5,503), partially offset by operating expense decreases at certain managed hotels undergoing renovations during all or part of 2016 due primarily to lower occupancies ($5,722).  Certain of our guarantees and our security deposits which have been applied to past payment deficits may be replenished from a share of subsequent cash flows from the applicable hotel operations pursuant to the terms of the respective operating agreements.  When our guarantees and our security deposits are replenished by cash flows from hotel operations, we reflect such replenishments in our consolidated statements of comprehensive income as an increase to hotel operating expenses.

Depreciation and amortization - hotels. The increase in depreciation and amortization - hotels is primarily due to the depreciation and amortization of improvements acquired with funds from our FF&E reserves or directly funded by us since January 1, 2015 ($10,100) and the effect of our hotel acquisitions since January 1, 2015 ($9,816), partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2015 ($9,545).
Depreciation and amortization - travel centers. The increase in depreciation and amortization - travel centers is due to the depreciation and amortization of travel center improvements we purchased since January 1, 2015 ($10,594) and the effect of our travel center acquisitions since January 1, 2015 ($7,356), partially offset by the effect of our travel center dispositions since January 1, 2015 ($623) and certain of our depreciable assets becoming fully depreciated since January 1, 2015 ($132).
General and administrative. The decrease in general and administrative costs is primarily due to a decrease in incentive fees payable pursuant to the terms of our business management agreement with RMR LLC ($9,856), lower business management fees due to our lower average market capitalization during 2016 compared to 2015 ($529) and lower professional services costs ($347).
Acquisition related costs. Acquisition related costs represent legal and other costs incurred in connection with our acquisition activities.
Operating income. The increase in operating income is primarily due to the revenue and expense changes discussed above during 2016 compared to 2015.
Dividend income. Dividend income represents the dividends we received from our investment in RMR Inc.

Interest income. The increase in interest income is due to higher average cash balances during 2016.
Interest expense. The increase in interest expense is due to higher average outstanding borrowings and a higher weighted average interest rate in 2016.
Loss on distribution to common shareholders of The RMR Group Inc. common stock. We recorded a $36,773 loss on the distribution of RMR Inc. shares we made to our shareholders in December 2015, which represents the difference between our carrying value and the fair value of the RMR Inc. shares on the distribution date.
Loss on early extinguishment of debt. We recorded a $228 loss on early extinguishment of debt in 2016 in connection with our redemption of certain senior notes.
Income tax expense. The increase in income tax expense is due primarily to higher foreign taxes as a result of an increase in the amount of foreign sourced income subject to income taxes and an increase in state income taxes as a result of a higher estimated effective state tax rate.
Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of the earnings of AIC.
Gain on sale of real estate. We recorded an $11,015 gain on sale of real estate in 2015 in connection with the sale of five travel centers.
Net income and net income available for common shareholders. The increases in net income, net income available for common shareholders and net income available for common shareholders per basic and diluted common share in 2016 are primarily a result of the changes discussed above. The percentage increase in net income available for common shareholders per basic and diluted common share is lower than the percentage increase in net income available for common shareholders primarily as a result of our issuance of common shares pursuant to a public offering in August 2016.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

	For the Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2015	2014
Revenues:
Hotel operating revenues	$1,634,654	$1,474,757	$159,897	10.8%
Rental income—hotels	32,533	32,668	(135)	(0.4)%
Rental income—travel centers	250,582	225,394	25,188	11.2%
Total rental income	283,115	258,062	25,053	9.7%
FF&E reserve income	4,135	3,503	632	18.0%

Expenses:
Hotel operating expenses	1,143,981	1,035,138	108,843	10.5%
Depreciation and amortization—hotels	213,964	213,527	437	0.2%
Depreciation and amortization—travel centers	115,812	102,351	13,461	13.2%
Total depreciation and amortization	329,776	315,878	13,898	4.4%
General and administrative	109,837	45,897	63,940	139.3%
Acquisition related costs	2,375	239	2,136	893.7%

Operating income	335,935	339,170	(3,235)	(1.0)%

Dividend income	2,640	—	2,640	n/m
Interest income	44	77	(33)	(42.9)%
Interest expense	(144,898)	(139,486)	(5,412)	3.9%
Loss on distribution to shareholders of The RMR Group Inc. common stock	(36,773)	—	(36,773)	n/m
Loss on early extinguishment of debt	—	(855)	855	n/m
Income before income taxes and equity in earnings (losses) of an investee	156,948	198,906	(41,958)	(21.1)%
Income tax expense	(1,566)	(1,945)	379	(19.5)%
Equity in earnings (losses) of an investee	21	94	(73)	(77.7)%
Income before gain on sale of real estate	155,403	197,055	(41,652)	(21.1)%
Gain on sale of real estate	11,015	130	10,885	8,373.1%
Net income	166,418	197,185	(30,767)	(15.6)%
Preferred distributions	(20,664)	(20,664)	—	—
Net income available for common shareholders	$145,754	$176,521	$(30,767)	(17.4)%

Weighted average shares outstanding (basic)	150,709	149,652	1,057	0.7%
Weighted average shares outstanding (diluted)	151,002	149,817	1,185	0.8%

Net income available for common shareholders per common share: (basic and diluted)	0.97	1.18	$(0.21)	(17.8)%
References to changes in the income and expense categories below relate to the comparison of consolidated results for the year ended December 31, 2015, compared to the year ended December 31, 2014.
Hotel operating revenues. The increase in hotel operating revenues is a result of increased revenues at certain of our managed hotels due to increases in RevPAR ($132,860) and the effect of our hotel acquisitions since January 1, 2014 ($38,158), partially offset by decreased revenues at certain of our managed hotels undergoing renovations during all or part of 2015 due primarily to lower occupancies ($10,581) and the effect of our hotel dispositions since January 1, 2014 ($540).  Additional operating statistics of our hotels are included in the table on page 74.

Rental income - hotels. The decrease in rental income - hotels is primarily a result of a decrease in certain below market lease revenue amortization ($1,739), partially offset by contractual rent increases since January 1, 2015 under certain of our hotel leases and increases in the minimum rents due to us as we funded improvements at certain of our leased hotels since January 1, 2014 ($1,604). Rental income for 2015 and 2014 includes $468 and $531, respectively, of adjustments to record rent on a straight line basis.  Rental income for 2014 includes $1,739 of below market lease revenue amortization.

Rental income - travel centers. The increase in rental income - travel centers is primarily a result of our purchases from and lease back to TA of 14 travel centers and certain assets at 11 travel centers we leased to TA beginning in June and September 2015 ($9,553), increases in the minimum rents due to us for improvements we purchased at certain of our travel centers since January 1, 2014 ($9,010), and an increase in straight line rent adjustments related to previously deferred rent amounts under our TA agreements ($7,473), partially offset by a decrease in percentage rent ($848). Rental income for our travel centers for 2015 and 2014 includes $9,100 and $1,580, respectively, of adjustments necessary to record rent on a straight line basis. Rental income for 2015 and 2014 includes $2,048 and $2,896, respectively, of percentage rental income.

FF&E Reserve income. The increase in FF&E reserve income is the result of increased sales at certain of our leased hotels and increased FF&E contribution percentages required by certain of our leases.

Hotel operating expenses. The increase in hotel operating expenses was primarily caused by our acquisitions since January 1, 2014 ($40,061), an increase in the amount of security deposit and guarantee replenishments under certain of our hotel operating agreements ($23,428), increased expenses at certain of our managed hotels resulting primarily from higher wage and benefit costs and sales and marketing expenses ($23,420), higher management fees earned by our operators ($16,769), increased expenses at certain of our managed hotels resulting primarily from higher occupancies ($11,715) and a reduction in the amount of minimum return shortfalls funded by our managers ($5,007), partially offset by operating expense decreases at certain hotels undergoing renovations during the 2015 period due primarily to lower occupancies ($10,990) and the effect of our hotel dispositions since January 1, 2014 ($567).  When our managers fund shortfalls of our minimum returns under the terms of our operating agreements or their guarantees, we reflect such fundings (including security deposit applications) in our consolidated statements of comprehensive income as a reduction of hotel operating expenses.  Certain of our guarantees and our security deposits which have been applied to past payment deficits may be replenished by subsequent cash flows from the applicable hotel operations pursuant to the terms of the respective operating agreements.  When our guarantees and our security deposits are replenished by cash flows from hotel operations, we reflect such replenishments in our consolidated statements of comprehensive income as an increase to hotel operating expenses.

Depreciation and amortization - hotels. The increase in depreciation and amortization - hotels is primarily due to the depreciation and amortization of improvements acquired with funds from our FF&E reserves or directly funded by us since January 1, 2014 ($13,061) and the effect of our hotel acquisitions since January 1, 2014 ($5,272), partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2014 ($17,896).

Depreciation and amortization - travel centers. The increase in depreciation and amortization - travel centers is due to the depreciation and amortization of travel center improvements we purchased since January 1, 2014 ($8,393) and our travel center acquisitions since January 1, 2014 ($5,068).

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

Dividend income. Dividend income represents the dividends we received from our investment in RMR Inc.

Interest income. The decrease in interest income is due to lower average cash balances during 2015.

Interest expense. The increase in interest expense is due to higher average outstanding borrowings in 2015, partially offset by a lower weighted average interest rate.

Loss on distribution to common shareholders of The RMR Group Inc. common stock. We recorded a $36,773 loss on the distribution of RMR Inc. shares we made to our shareholders in December 2015, which represents the difference between our carrying value and the fair value of the RMR Inc. shares on the distribution date.

Loss on early extinguishment of debt. We recorded an $855 loss on early extinguishment of debt in 2014 in connection with amending the terms of our revolving credit facility and term loan and the redemption of certain senior notes.

Income tax expense. The decrease in state income taxes is primarily due to a lower estimated effective state tax rate.

Equity in earnings (losses) of an investee. Equity in earnings (losses) of an investee represents our proportionate share of the earnings of AIC.

Gain on sale of real estate. We recorded an $11,015 gain on sale of real estate in 2015 in connection with the sale of five travel centers. We recorded a $130 gain on sale of real estate in 2014 in connection with the sale of one hotel.

Net income and net income available for common shareholders. The decreases in net income, net income available for common shareholders and net income available for common shareholders per basic and diluted common share in 2015 are primarily a result of the changes discussed above.

Liquidity and Capital Resources (dollar amounts in thousands, except share amounts)
Our Managers and Tenants
As of December 31, 2016, 304 of our hotels are included in one of seven portfolio agreements and two of our hotels are not included in a portfolio and are or were leased to hotel operating companies. Our 198 travel centers are leased under five portfolio agreements. All costs of operating and maintaining our properties are paid by the hotel managers as agents for us or by our tenants for their own account. Our hotel managers and tenants derive their funding for property operating expenses and for returns and rents due to us generally from property operating revenues and, to the extent that these parties themselves fund our minimum returns and rents, from their separate resources. Our hotel managers and tenants include Marriott, InterContinental, Sonesta, Wyndham, Hyatt, Carlson and Morgans. Our travel centers are leased to TA.
We define coverage for each of our hotel management agreements or leases as total property level revenues minus all property level expenses and FF&E reserve escrows which are not subordinated to the minimum returns and rents due to us divided by the minimum returns or rents due to us. More detail regarding coverage, guarantees and other features of our hotel operating agreements is presented in the tables and related notes on pages 70 through 73. For the year ended December 31, 2016, three of our nine hotel operating agreements, representing 16% of our total annual minimum returns and minimum rents, generated coverage of less than 1.0x (with a range among those three hotel operating agreements of 0.70x to 0.90x).
We define coverage for our travel center leases as property level revenues minus all property level expenses divided by the minimum rent payments due to us. For the year ended December 31, 2016, the operating results from our 198 properties in our five travel center leases generated combined coverage of 1.57x. Because a large percentage of TA’s business is conducted at properties leased from us, property level rent coverage may not be an appropriate way to evaluate TA’s ability to pay rents due to us. We believe property level rent coverage is nonetheless one useful indicator of the performance and value of our properties as we believe it is what an operator interested to acquire these properties or the leaseholds might use to evaluate the contribution of these properties to their earnings before corporate level expenses.
Four hundred sixteen (416) of our properties, representing 79% of our aggregate annual minimum returns and rents as of December 31, 2016, are operated under 11 management arrangements or leases which are subject to full or limited guarantees or are secured by a security deposit which we control. These guarantees may provide us with continued payments if the property level cash flows fail to equal or exceed guaranteed amounts due to us. Some of our managers and tenants, or their affiliates, may also supplement cash flows from our properties in order to make payments to us and preserve their rights to continue operating our properties even if they are not required to do so by guarantees or security deposits. Guarantee payments, security deposit applications or supplemental payments to us, if any, made under any of our management agreements or leases do not subject us to repayment obligations, but, under some of our agreements, the manager or tenant may recover these guarantee or supplemental payments and the security deposits may be replenished from subsequent cash flows from our properties after our future minimum returns and rents are paid.
When cash flows from our hotels under certain of our agreements are less than the minimum returns or rents contractually due to us, we have utilized the applicable security features in our agreements to cover some of these shortfalls.

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
We historically leased The Clift Hotel in San Francisco, California to a subsidiary of Morgans. By its terms this historical lease expired in 2103 and required annual rent to us of $7,595, which amount was scheduled to increase on October 14, 2019 and every five years thereafter based upon consumer price index increases of no less than 10% and no more than 20% at the time of each increase. Although this historical lease would have qualified as a direct financing lease under GAAP, we recognized the rental income we received from Morgans on a cash basis because of uncertainty regarding our collection of future rent increases. In December 2016, we notified Morgans that the closing of its merger with SBE without our consent was a breach of its lease obligations and shortly thereafter we commenced an unlawful detainer action in the California state courts to compel Morgans and SBE to surrender possession of this hotel to us. We are currently pursuing this litigation and simultaneously having discussions with Morgans and SBE regarding this hotel. The outcome of this pending litigation and our discussions with Morgans and SBE is not assured, but we believe Morgans may surrender to us possession of this hotel or that the court will determine that Morgans and SBE have breached the historical lease. We also believe that this hotel may require substantial capital investment to remain competitive in its market. The continuation of our dispute with Morgans and SBE is causing us to incur legal fees. Despite the continuation of this dispute, Morgans has paid the rents due to us in January and February 2017; however we believe that we may suffer some loss of future rent from this hotel, at least until this hotel is renovated and properly operated.
Our Operating Liquidity and Capital Resources
Our principal sources of funds to meet operating and capital expenses, debt service obligations and distributions to shareholders are minimum returns from our managed hotels, rents from our leased hotels and travel centers and borrowings under our revolving credit facility. We receive minimum returns and minimum rents from our managers and tenants monthly. We may receive additional returns, percentage rents and our share of the operating profits of our managed hotels after payment of management fees and other deductions, if any, either monthly or quarterly, and these amounts are usually subject to an annual true up. We believe that these sources of funds will be sufficient to meet our operating and capital expenses, interest expense on our debt and distributions to our shareholders for the next twelve months and for the foreseeable future thereafter. However, as a result of economic conditions or otherwise, our managers and tenants may become unable or unwilling to pay minimum returns and rents to us when due, and, as a result, our cash flows and net income would decline and we may need to reduce the amount of, or even eliminate, our distributions to common shareholders.
Changes in our cash flows for the year ended December 31, 2016 compared to the year ended December 31, 2015 were as follows: (1) cash flows provided by operating activities increased from $530,893 in 2015 to $532,520 in 2016; (2) cash used in investing activities decreased from $653,839 in 2015 to $454,356 in 2016; and (3) cash flows from financing activities changed from $124,794 of cash provided by financing activities in 2015 to $80,950 of cash used in financing activities in 2016.
The increase in cash provided by operating activities for the year ended December 31, 2016 as compared to the prior year is due primarily to an increase in the returns and rents paid to us due to our acquisitions since January 1, 2015, our funding of improvements to our hotels and travel centers, the improved operating performance of certain of our hotels and an increase in security deposit replenishments paid to us, partially offset by our payment of an incentive management fee of $62,263 to RMR LLC in January 2016 and higher interest payments. The decrease in cash used in investing activities for the year ended December 31, 2016 as compared to the prior year is primarily due to a decrease in our real estate acquisitions, partially offset by an increase in our funding of capital improvements to our properties and our investment in RMR Inc. in 2015. The change in cash flows (used in) provided by financing activities for the year ended December 31, 2016 as compared to the prior year is primarily due to net debt repayments in 2016 compared to the net borrowings in the prior year, partially offset by proceeds from our issuance of common shares in 2016.
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
Our Investment and Financing Liquidity and Capital Resources

Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the year ended December 31, 2016, our hotel managers and tenants deposited $74,876 to these accounts and spent $69,380 from the FF&E reserve escrow accounts to renovate and refurbish our hotels. As of December 31, 2016, there was $60,456 on deposit in these escrow accounts, which was held directly by us and is reflected in our consolidated balance sheets as restricted cash.
Our hotel operating agreements generally provide that, if necessary, we may provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. To the extent we make such additional fundings, our annual minimum returns or rents generally increase by a percentage of the amount we fund. During the year ended December 31, 2016, we funded $80,834 for capital improvements in excess of FF&E reserve fundings available from hotel operations to our hotels as follows:

•
During the year ended December 31, 2016, we funded $2,799 for capital improvements to hotels under our Marriott No. 1 agreement using cash on hand and borrowings under our revolving credit facility. We currently expect to fund approximately $4,000 for capital improvements under this agreement during 2017 using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the annual minimum returns payable to us increase.

•
During the year ended December 31, 2016, we funded $950 for capital improvements to hotels under our Marriott No. 234 agreement using cash on hand and borrowings under our revolving credit facility. We currently expect to fund approximately $6,500 for capital improvements under this agreement during 2017 using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the annual minimum returns payable to us increase.

•
During the year ended December 31, 2016, we funded $18,137 for capital improvements to hotels under our InterContinental agreement using cash on hand and borrowings under our revolving credit facility.  We currently expect to fund approximately $5,825 for capital improvements under this agreement during 2017 using cash on hand or borrowings under our revolving credit facility.  As we fund these improvements, the annual minimum returns payable to us increase.

•
Our Sonesta agreement does not require FF&E escrow deposits. Under our Sonesta agreement, we are required to fund capital expenditures made at our hotels.  During the year ended December 31, 2016, we funded $54,105 for capital improvements to hotels included in our Sonesta agreement using cash on hand and borrowings under our revolving credit facility. We currently expect to fund approximately $35,800 for capital improvements under this agreement during 2017 using cash on hand or borrowings under our revolving credit facility.  As we fund these improvements, the annual minimum returns payable to us increase to the extent amounts funded exceed threshold amounts, as defined in our Sonesta agreement.

•
Our Wyndham agreement requires FF&E escrow deposits only if there are excess cash flows after payment of our minimum return.  No FF&E escrow deposits were required during the year ended December 31, 2016.  During the year ended December 31, 2016, we funded $4,843 for capital improvements to hotels included in our Wyndham agreement using cash on hand and borrowings under our revolving credit facility. We currently expect to fund approximately $11,100 for capital improvements under this agreement during 2017 using cash on hand or borrowings under our revolving credit facility.  As we fund these improvements, the annual minimum returns payable to us increase.

Our travel center leases with TA do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components. Under all of our leases with TA, TA may request that we purchase qualifying capital improvements to the leased facilities in return for minimum rent increases. We funded $109,926 for purchases of capital improvements under these lease provisions during the year ended December 31, 2016, resulting in TA’s  annual minimum rent payable to us increasing by $9,344 pursuant to the leases.  We currently expect to fund approximately $80,700 for the purchase of capital improvements under these agreements during 2017 using cash on hand or borrowings under our revolving credit facility. TA is not obligated to request and we are not obligated to purchase any such improvements.
On each of January 15, 2016, April 15, 2016, July 15, 2016 and October 17, 2016, we paid a $0.4453 per share distribution, or $5,166, to our Series D preferred shareholders.  On December 1, 2016, we declared a $0.4453 per share distribution, or $5,166, on our Series D preferred shares of record on December 31, 2016. We paid this amount on January 17, 2017.  We funded these distributions using cash on hand and borrowings under our revolving credit facility.

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

On February 23, 2016, we paid a regular quarterly distribution to our common shareholders of record on January 22, 2016 of $0.50 per share, or $75,774. On May 19, 2016, we paid a regular quarterly distribution to our common shareholders of record on April 25, 2016 of $0.51 per share, or $77,289.  On August 18, 2016, we paid a regular quarterly distribution to common shareholders of record on July 22, 2016 of $0.51 per share, or $77,295.  On November 17, 2016, we paid a regular quarterly distribution to common shareholders of record on October 21, 2016 of $0.51 per share, or $83,777.  On January 13, 2017, we declared a regular quarterly distribution of $0.51 per share, or $83,777, to our common shareholders of record on January 23, 2017.  We paid this distribution on February 21, 2017. We funded these distributions using cash on hand and borrowings under our revolving credit facility.

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

On August 19, 2016, we sold 11,000,000 of our common shares at a price of $30.75 per share in a public offering. On August 26, 2016, we sold 1,650,000 of our common shares at a price of $30.75 per share pursuant to an overallotment option granted to the underwriters. Net proceeds from these offerings were $371,956 after underwriters' discount and other offering expenses and were used to repay amounts outstanding under our revolving credit facility and for general business purposes.

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

In November 2016, we entered an agreement to acquire a 121 room hotel located in Seattle, WA for $71,625, excluding acquisition related costs. We currently expect to complete this acquisition during the first quarter of 2017 using cash on hand and borrowings under our revolving credit facility.

On December 5, 2016, we acquired a 236 room hotel located in Milpitas, CA for $46,000, excluding acquisition related costs, using cash on hand and borrowings under our revolving credit facility.

In December 2016, we entered an agreement to acquire land that is adjacent to our Crowne Plaza hotel in Atlanta, GA for a purchase price of $900, excluding acquisition related costs. We currently expect to complete this acquisition during the second quarter of 2017 using cash on hand.

Also in December 2016, we terminated a previously announced agreement to acquire a full service hotel with 101 rooms located in Addison, TX for $9,000.

On January 13, 2017, we issued $600,000 aggregate principal amount of unsecured senior notes in underwritten public offerings, which included $200,000 aggregate principal amount of 4.50% senior notes due 2023 and $400,000 aggregate principal amount 4.95% senior notes due 2027.  Net proceeds from these offerings were $594,244 after discounts and expenses and were used to repay amounts outstanding under our revolving credit facility, to redeem all of our outstanding 7.125% Series D cumulative redeemable preferred shares and for general business purposes, including acquisitions.
On February 1, 2017, we acquired a 483 room hotel located in Chicago, IL for $85,494. excluding acquisition related costs, with proceeds from our senior note offerings described above.

On February 10, 2017, we redeemed all of our 11,600,000 outstanding shares of 7.125% Series D cumulative redeemable preferred shares for $25.00 per share (an aggregate of $290,000) plus accrued and unpaid distributions. We funded this redemption with proceeds from our senior notes offerings described above.

We previously agreed to purchase from TA a travel center to be developed after its completion at a purchase price equal to the development cost not to exceed $29,000. We currently expect that the development of this travel center and our acquisition of it will be completed in the second quarter of 2017 using cash on hand and borrowings under our revolving credit facility.

In order to fund acquisitions and to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $1,000,000 revolving credit facility. The maturity date of our revolving credit facility is July 15, 2018 and, subject to our payment of an extension fee and meeting other conditions, we have an option to extend the stated maturity date of our revolving credit facility by one year to July 15, 2019. We are required to pay interest at a rate of LIBOR plus a premium, which was 110 basis points per annum at December 31, 2016, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 20 basis points per annum at December 31, 2016. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of December 31, 2016, the annual interest rate payable on borrowings under our revolving credit facility was 1.87%. As of December 31, 2016 and February 28, 2017, we had $191,000 and $60,000, respectively, outstanding and $809,000 and $940,000, respectively, available to borrow under our revolving credit facility.

Our revolving credit facility is governed by a credit agreement with a syndicate of institutional lenders, which also governs our term loan. Our $400,000 term loan, which matures on April 15, 2019, is prepayable without penalty at any time. We are required to pay interest at LIBOR plus a premium, which was 120 basis points per annum at December 31, 2016, on the amount outstanding under our $400,000 term loan.  The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of December 31, 2016, the annual interest rate for the amount outstanding under our $400,000 term loan was 1.82%.

Our credit agreement also includes a feature under which the maximum borrowing availability may be increased to up to $2,300,000 on a combined basis in certain circumstances.

Our term debt maturities (other than our revolving credit facility and term loan) as of December 31, 2016 were as follows: $350,000 in 2018, $400,000 in 2021, $500,000 in 2022, $300,000 in 2023, $350,000 in 2024, $350,000 in 2025, $350,000 in 2026 and $8,478 in 2027.

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
When significant amounts are outstanding for an extended period of time under our revolving credit facility, or as the maturities of our indebtedness approach, we currently expect to explore refinancing alternatives. Such alternatives may include incurring additional debt, issuing new equity securities and the sale of properties. We have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities. We may also seek to participate in joint ventures or other arrangements that may provide us additional sources of financing.  Although we have not historically done so, we may also assume mortgage debt on properties we may acquire or obtain mortgage financing on our existing properties.
While we believe we will have access to various types of financings, including debt or equity, to fund our future acquisitions and to pay our debts and other obligations, we cannot be sure that we will be able to complete any debt or equity offerings or other types of financings or that our cost of any future public or private financings will not increase.
As of December 31, 2016, our contractual obligations were as follows (dollars in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations(1)	$3,199,478	$—	$941,000	$400,000	$1,858,478
Ground lease obligations(2)	99,037	11,928	19,723	13,218	54,168
Security deposits(3)	89,338	—	—	—	89,338
Capital improvements(4)	143,925	143,925	—	—	—
Purchase obligations(5)	187,019	187,019	—	—	—
Projected interest expense(6)	808,666	142,586	236,614	203,944	225,522
Business management incentive fee expense(7)	52,407	52,407	—	—	—
Total	$4,579,870	$537,865	$1,197,337	$617,162	$2,227,506
____________________________

(1)
Holders of our convertible senior notes ($8,478 due in 2027) may require us to repurchase all or a portion of the notes on March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events. The amounts in the table reflect these notes in the “More than 5 years” category based on the stated maturity date of these notes.

(2)
14 of our hotels and 16 of our travel centers are on land leased partially or in its entirety. In each case the ground lessors are unrelated to us. Pursuant to the terms of our management agreements and leases, payments of ground lease obligations are generally made by our managers or tenants. However, if a manager or tenant fails to perform obligations under a ground lease or elects not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected hotel or travel center.  We have included the future rent expense under these ground leases in the table above.

(3)
Represents the security deposit balance as of December 31, 2016. We may draw upon security deposits to cover any rent or return shortfalls thereby decreasing the potential obligation to repay some of these deposits.

(4)	Represents amounts we expect to fund for capital improvements to our hotels in excess of amounts available in FF&E reserves and to our travel centers as of December 31, 2016.

(5)
Represents the purchase price for one hotel we agreed to acquire in November 2016 for a purchase price of $71,625 and one hotel we acquired in February 2017 for a purchase price of $85,494, in each case excluding acquisition related costs. Also includes our commitment to acquire a travel center site being developed by TA for $29,000 and a parcel of land adjacent to one of our hotels we expect to acquire for $900.

(6)
Projected interest expense is interest attributable to only debt obligations listed above at existing rates as of December 31, 2016 and is not intended to project future interest costs which may result from debt prepayments, additional borrowings under our revolving credit facility, new debt issuances or changes in interest rates.

(7)	Represents business management incentive fees due to RMR LLC under our business management agreement. This fee was paid to RMR LLC in January 2017.
In addition to the amounts discussed above, we also have business and property management agreements with continuing 20 year terms, which require us to pay management fees to RMR LLC. See Notes 7 and 10 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Off Balance Sheet Arrangements

As of December 31, 2016, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

Our debt obligations at December 31, 2016 consist of outstanding borrowings under our $1,000,000 revolving credit facility, our $400,000 term loan and $2,608,478 of publicly issued term debt and convertible notes. In January 2017, we issued $600,000 aggregate principal amount of senior notes in public offerings, which included $200,000 aggregate principal amount of 4.500% senior notes due 2023 and $400,000 aggregate principal amount of 4.950% senior notes due 2027. Our publicly issued term debt and convertible notes are governed by two indentures and related supplements. These indentures and related supplements and our credit agreement contain a number of covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, and require us to maintain various financial ratios and our credit agreement restricts our ability to make distributions under certain circumstances. Our credit agreement provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR LLC ceasing to act as our business manager.  As of December 31, 2016, we believe we were in compliance with all of the covenants under our indentures and their supplements and our credit agreement.

Neither our indentures and their supplements nor our credit agreement contain provisions for acceleration which could be triggered by a change in our debt ratings. However, under our credit agreement, our highest senior debt rating is used to determine the fees and interest rates we pay. Accordingly, if that debt rating is downgraded by credit rating agencies, our interest expense and related costs under our revolving credit facility and term loan would increase.

Our public debt indentures and their supplements contain cross default provisions to any other debt of $20,000 or more ($50,000 or more in the case of our indenture entered into in February 2016 and its supplements). Similarly, our credit agreement has cross default provisions to other indebtedness that is recourse of $25,000 or more and indebtedness that is non-recourse of $75,000 or more.

Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business management agreement and property management agreement with RMR LLC; RMR Inc. is the managing member of RMR LLC; ABP Trust, which is owned by our Managing Trustees, is the controlling shareholder of RMR Inc.; and we own shares of class A common stock of RMR Inc. We also have relationships and historical and continuing transactions with other companies to which RMR LLC provides management services and which may have trustees, directors and officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc., including: TA, which is our former subsidiary and largest tenant and of which we are the largest shareholder; Sonesta, which is one of our hotel managers and is owned by our Managing Trustees; and AIC, of which we, ABP Trust, TA and four other companies to which RMR LLC provides management services each own 14.3% and which arranges and reinsures in part a combined property insurance program for us and its six other shareholders. For further information about these and other such relationships and related person transactions, see Notes 5, 6, 7 and 10 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which are incorporated herein by reference, our other filings with the SEC and our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the SEC within 120 days after the close of the fiscal year ended December 31, 2016. For further information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward Looking Statements,” Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” Our filings with the SEC and copies of certain of our agreements with these related persons, including our business management agreement and property management agreement with RMR LLC, our various agreements with TA and Sonesta and our shareholders agreement with AIC and its six other shareholders, are available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its affiliates provide management services.

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
We have determined that each of our TRSs is a variable interest entity, or VIE, as defined under the Consolidation Topic of the FASB Accounting Standards Codification™, or the Codification. We have concluded that we must consolidate each of our TRSs because we are the entity with the power to direct the activities that most significantly impact such VIE’s performance and we have the obligation to absorb the majority of the potential variability in gains and losses of each VIE, with the primary focus on losses, and are therefore the primary beneficiary of each VIE.
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
We periodically evaluate our real estate and other assets for possible impairment indicators. These indicators may include weak or declining operating profitability, cash flows or liquidity, our decision to dispose of an asset before the end of its estimated useful life or market or industry changes that could permanently reduce the value of our investments. If indicators of impairment are present, we evaluate the carrying value of the related investment by comparing it to the expected future undiscounted cash flows to be generated from that investment. If the sum of these expected future cash flows is less than the carrying value, we reduce the net carrying value of the property to its estimated fair value.
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
We account for income taxes in accordance with the Income Taxes Topic of the Codification. Under this Topic, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We establish valuation allowances to reduce deferred tax assets to the amounts that are expected to be realized when necessary. We have elected to be taxed as a REIT under the IRC and are generally not subject to federal and state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. Despite our qualification for taxation as a REIT, we are subject to income tax in Canada, Puerto Rico and in certain states. Further, we lease our managed hotels to our wholly owned TRSs that, unlike most of our subsidiaries, are generally subject to federal, state and foreign income tax. Our consolidated income tax provision (or benefit) includes the income tax provision (or benefit) related to the operations of the TRSs and state and foreign income taxes incurred by us despite our qualification for taxation as a REIT. The Income Taxes Topic also prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Tax benefits are recognized only to the extent that it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. Tax returns filed for the 2013 through 2016 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.
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
Management Agreements, Leases and Operating Statistics (dollar amounts in thousands)
As of December 31, 2016, 304 of our hotels are included in one of seven portfolio agreements and two hotels are not included in a portfolio and are or were leased. Our hotels are managed by or leased to separate affiliates of Marriott, InterContinental, Sonesta, Wyndham, Hyatt, Carlson and Morgans under nine agreements. Our 198 travel centers are leased to and operated by TA under five portfolio agreements.
The table and related notes on pages 70 to 73 summarize significant terms of our leases and management agreements as of December 31, 2016. The tables on pages 70 and 74 also include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include coverage of our minimum returns or minimum rents and occupancy, ADR and RevPAR for our hotel properties. We consider these statistics and the management agreement or lease security features also presented in the tables and related notes on the following pages to be important measures of our managers’ and tenants’ success in operating our properties and their ability to continue to pay us. However, none of this third party reported information is a direct measure of our financial performance and we have not independently verified the operating data.

					Rent / Return Coverage (3)
				Annual Minimum Return/Rent (2)	Year Ended December 31,
Operating Agreement	Number of Properties	Number of Rooms/ Suites
Reference Name			Investment (1)		2016	2015
Marriott (No. 1) (4)	53	7,610	$691,298	$68,636	1.37x	1.33x
Marriott (No. 234) (5)	68	9,120	1,001,389	106,360	1.14x	1.08x
Marriott (No. 5) (6)	1	356	90,078	10,116	0.74x	0.55x
Subtotal / Average Marriott	122	17,086	1,782,765	185,112	1.20x	1.14x
InterContinental (7)	94	14,403	1,695,778	161,789	1.21x	1.19x
Sonesta (8)	34	6,329	1,196,797	90,171	0.70x	0.70x
Wyndham (9)	22	3,579	386,758	28,404	0.90x	0.91x
Hyatt (10)	22	2,724	301,942	22,037	1.16x	1.12x
Carlson (11)	11	2,090	209,895	12,920	1.29x	1.32x
Morgans (12)	1	372	120,000	7,595	1.01x	1.18x
Subtotal / Average Hotels	306	46,583	5,693,935	508,028	1.10x	1.08x
TA (No. 1) (13)	40	N/A	661,417	51,435	1.64x	1.73x
TA (No. 2) (14)	40	N/A	665,127	52,327	1.52x	1.75x
TA (No. 3) (15)	39	N/A	620,240	52,665	1.57x	1.74x
TA (No. 4) (16)	39	N/A	568,098	50,117	1.55x	1.76x
TA (No. 5) (17)	40	N/A	862,697	67,573	1.58x	1.71x
Subtotal / Average TA	198	N/A	3,377,579	274,117	1.57x	1.74x
Total / Average	504	46,583	$9,071,514	$782,145	1.26x	1.30x
______________________________

(1)
Represents the historical cost of our properties plus capital improvements funded by us less impairment writedowns, if any, and excludes capital improvements made from FF&E reserves funded from hotel operations.

(2)
Each of our management agreements or leases provides for payment to us of an annual minimum return or rent, respectively. Certain of these minimum payment amounts are secured by full or limited guarantees or security deposits as more fully described below. In addition, certain of our hotel management agreements provide for payment to us of additional amounts to the extent of available cash flows as defined in the management agreement. Payments of these additional amounts are not guaranteed or secured by deposits.  Annualized minimum rent amounts represent cash rent amounts due to us and exclude adjustments necessary to record rent on a straight line basis.

(3)
We define coverage as combined total property level revenues minus all property level expenses and FF&E reserve escrows which are not subordinated to minimum returns and rent payments due to us (which data is provided to us by our managers or tenants), divided by the minimum return or rent payments due to us. Coverage amounts for our InterContinental, Sonesta and TA Nos. 1, 2, 3 and 4 leases include data for periods prior to our ownership of certain properties.

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

We originally held a security deposit of $64,700 under this agreement to cover payment shortfalls of our minimum return.  As of December 31, 2016, the available balance of this security deposit was $16,480.  This security deposit may be replenished from a share of future cash flows from these hotels in excess of our minimum return and certain management fees.  Marriott has also provided us with a $40,000 limited guaranty to cover payment shortfalls up to 90% of our minimum return after the available security deposit balance has been depleted, which expires in 2019.  As of December 31, 2016, the available Marriott guaranty was $30,672.

In addition to our minimum return, this agreement provides for payment to us of 62.5% of excess cash flows after payment of hotel operating expenses, funding of the required FF&E reserve, payment of our minimum return, payment of certain management fees and replenishment of the security deposit. This additional return amount is not guaranteed or secured by the security deposit.

(6)
We lease one Marriott® branded hotel in Kauai, HI to a subsidiary of Marriott under a lease that expires in 2019. Marriott has four renewal options for 15 years each. On August 31, 2016, Marriott notified us that it will not exercise its renewal option at the expiration of the current lease term ending on December 31, 2019. This lease is guaranteed by Marriott and provides for increases in the annual minimum rent payable to us based on changes in the consumer price index.

(7)
We lease 93 InterContinental branded hotels (19 Staybridge Suites®, 61 Candlewood Suites®, two InterContinental®,  seven Crowne Plaza®, three Holiday Inn® and one Kimpton®  Hotels & Restaurants) in 28 states in the U.S. and Ontario, Canada to one of our TRSs.  These 93 hotels are managed by subsidiaries of InterContinental under a combination management agreement.  We lease one additional InterContinental® branded hotel in Puerto Rico to a subsidiary of InterContinental. The annual minimum return amount presented in the table on page 70 includes $7,904 of minimum rent related to the leased Puerto Rico hotel.  The management agreement and the lease expire in 2036; InterContinental has two renewal options for 15 years each for all, but not less than all, of the hotels.

As of December 31, 2016, we held a security deposit of $72,747 under this agreement to cover payment shortfalls of our minimum return.  This security deposit may be replenished and increased up to $100,000 from future cash flows from these hotels in excess of our minimum return and certain management fees. Under this agreement, InterContinental is required to maintain a minimum security deposit of $37,000.
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

(8)
We lease our 34 Sonesta branded hotels (four Royal Sonesta® Hotels, five Sonesta Hotels & Resorts® and 25 Sonesta ES Suites® hotels) in 19 states to one of our TRSs.  The hotels are managed by Sonesta under a combination management agreement which expires in 2037; Sonesta has two renewal options for 15 years each for all, but not less than all, of the hotels.

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

(9)
We lease our 22 Wyndham branded hotels (six Wyndham Hotels and Resorts® and 16 Hawthorn Suites® hotels) in 14 states to one of our TRSs.  The hotels are managed by a subsidiary of Wyndham under a combination management agreement which expires in 2038; Wyndham has two renewal options for 15 years each for all, but not less than all, of the hotels.  We also lease 48 vacation units in one of the hotels to Wyndham Vacation Resorts, Inc., a subsidiary of Wyndham, or Wyndham Vacation, under a lease that expires in 2037; Wyndham Vacation has two renewal options for 15 years each for all, but not less than all, of the vacation units.  The lease is guaranteed by Wyndham and provides for rent increases of 3% per annum. The annual minimum return amount presented in the table on page 70 includes $1,407 of minimum rent related to the Wyndham Vacation lease.

We have a guaranty of $35,656 under this agreement to cover payment shortfalls of the minimum return, subject to an annual payment limit of $17,828. This guaranty expires in 2020. As of December 31, 2016, the available Wyndham guaranty was $1,090.
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

We originally had a guaranty of $50,000 under this agreement to cover payment shortfalls of our minimum return.  As of December 31, 2016, the available Hyatt guaranty was $18,309.  The guaranty is limited in amount but does not expire in time and may be replenished from a share of future cash flows from the hotels in excess of our minimum return.
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

We originally had a limited guaranty of $40,000 under this agreement to cover payment shortfalls of our minimum return.  As of December 31, 2016, the available Carlson guaranty was $28,829.  The guaranty is limited in amount but does not expire in time and may be replenished from a share of future cash flows from the hotels in excess of our minimum return.
In addition to our minimum return, this management agreement provides for payment to us of 50% of available cash flows after payment of operating expenses, funding the required FF&E reserve, payment of our minimum return and reimbursement to Carlson of working capital and guaranty advances, if any.  This additional return is not guaranteed.

(12)
We historically leased the Clift Hotel® in San Francisco, California to a subsidiary of Morgans. By its terms, this historical lease expired in 2103 and required annual rent to us of $7,595, which amount was scheduled to increase on October 14, 2019 and every five years thereafter based upon consumer price index increases of no less than 10% and no more than 20% at the time of each increase. Although this historical lease would have qualified as a direct financing lease under GAAP, we recognized the rental income we received from Morgans on a cash basis because of uncertainty regarding our collection of future rent increases. In December 2016, we notified Morgans that the closing of its merger with SBE without our consent was a breach of its lease obligations and shortly thereafter we commenced an unlawful detainer action in the California state courts to compel Morgans and SBE to surrender possession of this hotel to us. We are currently pursuing this litigation and simultaneously having discussions with Morgans and SBE regarding this hotel. The outcome of this pending litigation and our discussions with Morgans and SBE is not assured, but we believe Morgans may surrender to us possession of this hotel or that the court will determine that Morgans and SBE have breached the historical lease. We also believe that this hotel may require substantial capital investment to remain competitive in its market. The continuation of our dispute with Morgans and SBE is causing us to incur legal fees. Despite the continuation of this dispute, Morgans has paid the rents due to us in January and February 2017; however, we believe that we may suffer some loss of future rent from this hotel, at least until this hotel is renovated and properly operated.

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

(17)
We lease 40 Petro Stopping Centers® branded travel centers in 25 states to a subsidiary of TA under a lease that expires in 2032; TA has two renewal options for 15 years each for all, but not less than all, of these travel centers.  In addition to the payment of our minimum rent, this lease provides for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2012 non-fuel revenues).  We have waived an aggregate of $2,500 of percentage rent as of December 31, 2016, the full amount we previously agreed to waive under our TA No. 5 lease.  TA’s previously deferred rent of $42,915 is due on June 30, 2024. This lease is guaranteed by TA.

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

		No. of Rooms/ Suites	Year Ended December 31,
	No. of Hotels		2016	2015	Change
ADR
Marriott (No. 1)	53	7,610	$131.72	$127.86	3.0%
Marriott (No. 234)	68	9,120	129.78	126.60	2.5%
Marriott (No. 5)	1	356	252.03	239.62	5.2%
Subtotal / Average Marriott	122	17,086	133.58	129.85	2.9%
InterContinental (1)	94	14,403	115.47	111.50	3.6%
Sonesta (1)	34	6,329	144.57	140.78	2.7%
Wyndham	22	3,579	98.97	98.12	0.9%
Hyatt	22	2,724	108.71	106.09	2.5%
Carlson	11	2,090	109.34	107.29	1.9%
Morgans	1	372	267.13	268.98	(0.7)%
All Hotels Total / Average	306	46,583	$125.01	$121.65	2.8%
OCCUPANCY
Marriott (No. 1)	53	7,610	70.2%	71.0%	-0.8 pts
Marriott (No. 234)	68	9,120	76.1%	75.4%	0.7 pts
Marriott (No. 5)	1	356	86.2%	84.8%	1.4 pts
Subtotal / Average Marriott	122	17,086	73.7%	73.6%	0.1 pts
InterContinental (1)	94	14,403	81.5%	82.3%	-0.8 pts
Sonesta (1)	34	6,329	66.5%	67.2%	-0.7 pts
Wyndham	22	3,579	71.7%	70.1%	1.6 pts
Hyatt	22	2,724	80.3%	79.3%	1.0 pts
Carlson	11	2,090	72.4%	73.4%	-1.0 pts
Morgans	1	372	91.1%	91.3%	-0.2 pts
All Hotels Total / Average	306	46,583	75.4%	75.6%	-0.2 pts
RevPAR
Marriott (No. 1)	53	7,610	$92.47	$90.78	1.9%
Marriott (No. 234)	68	9,120	98.76	95.46	3.5%
Marriott (No. 5)	1	356	217.25	203.20	6.9%
Subtotal / Average Marriott	122	17,086	98.45	95.57	3.0%
InterContinental (1)	94	14,403	94.11	91.76	2.6%
Sonesta (1)	34	6,329	96.14	94.60	1.6%
Wyndham	22	3,579	70.96	68.78	3.2%
Hyatt	22	2,724	87.29	84.13	3.8%
Carlson	11	2,090	79.16	78.75	0.5%
Morgans	1	372	243.36	245.58	(0.9)%
All Hotels Total / Average	306	46,583	$94.26	$91.97	2.5%
_________________________

(1)	Operating data includes data for periods prior to our ownership of certain hotels.

Impact of Inflation
Inflation in the past several years in the United States has been modest but recently there have been indications of inflation in the U.S. economy and elsewhere and some market forecasts indicate an expectation of increased inflation in the near to intermediate term. Future inflation might have both positive and negative impacts on our business. Inflation might cause the value of our real estate to increase. In an inflationary environment, the percentage rents which we receive based upon a percentage of gross revenues may increase. Offsetting these benefits, inflation might cause our costs of equity and debt capital and operating costs to increase. An increase in our capital costs or in our operating costs may result in decreased earnings unless it is offset by increased revenues. In periods of rapid inflation, our managers’ or tenants’ operating costs may increase faster than revenues, which may have an adverse impact upon us if the operating income from our properties becomes insufficient to pay our returns or rents and the security features, such as security deposits or guarantees of our returns or rents are exhausted. To mitigate the adverse impact of any increased cost of debt capital in the event of material inflation, we may enter into interest rate hedge arrangements in the future. The decision to enter into these agreements will be based on various factors, including the amount of our floating rate debt outstanding, our belief that material interest rate increases are likely to occur, the costs of and our expected benefit from these agreements and upon requirements of our borrowing arrangements.
Seasonality
Our hotels and travel centers have historically experienced seasonal differences typical of their industries with higher revenues in the second and third quarters of calendar years compared with the first and fourth quarters.  Most of our management agreements and leases require our managers and tenants to make the substantial portion of our return and rent payments to us in equal amounts throughout the year.  So long as guarantees and security deposits are available to supplement earnings shortfalls at our properties, seasonality is not expected to cause material fluctuations in our income or cash flows from these properties.  If and as guarantees and security deposits which secure the minimum returns and rents due to us are exhausted our financial results may begin to reflect more of the seasonality of the industries in which our tenants and managers operate.  The return payments to us under certain of our management agreements depend exclusively upon earnings at these properties and, accordingly, our income and cash flows from these properties reflect the seasonality of the hotel industry.
Impact of Climate Change
The political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase in the future. Regardless, we do not expect the direct impact of any energy increases to be material to our results of operations, because the increased costs either would be the responsibility of our tenants or managers directly or, in the longer term, passed through and paid by customers of our properties, although increased cost incurred by our managers or tenants may affect their ability to pay us our minimum returns or rents and may prevent or reduce any additional returns we may receive. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition or the financial condition of our managers or tenants and their ability to pay returns or rent to us.
Some observers believe severe weather activities in different parts of the country over the last few years is evidence of global climate change. Such severe weather that may result from climate change may have an adverse effect on individual properties we own. We mitigate these risks by owning a geographically diversified portfolio of properties and by procuring insurance coverage we believe adequate to protect us from material damages and losses from such activities. However, we cannot be sure that our mitigation efforts will be sufficient or that storms that may occur due to future climate change or otherwise could not have a material adverse effect on our business.
Non-GAAP Financial Measures
Funds From Operations Available for Common Shareholders and Normalized Funds From Operations Available for Common Shareholders.
We calculate FFO available for common shareholders and Normalized FFO available for common shareholders as shown below.  FFO available for common shareholders is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income available for common shareholders calculated in accordance with GAAP, excluding any gain or loss on sale of properties and loss on impairment of real estate assets, if any, plus real estate depreciation and amortization, as well as certain other adjustments currently not applicable to us.  Our calculation of Normalized FFO available for common shareholders differs from NAREIT’s definition of FFO available for common shareholders because we include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will ultimately be payable when all contingencies for determining any such fees are determined at the end of the calendar year, and we exclude acquisition related costs, loss on distribution to common shareholders of The RMR Group Inc. common stock and loss on early extinguishment of debt.  We consider FFO available for common shareholders and Normalized FFO available for common shareholders to be appropriate supplemental measures of operating performance for a REIT, along with net income, net income available for common shareholders and operating income.  We believe that FFO available for common shareholders and Normalized FFO available for common shareholders provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO available for common shareholders and Normalized FFO available for common shareholders may facilitate a comparison of our operating performance between periods and with other REITs.  FFO available for common shareholders and Normalized FFO available for common shareholders are among the factors considered by our Board of Trustees when determining the amount of distributions to shareholders.  Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement and public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. FFO available for common shareholders and Normalized FFO available for common shareholders do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, net income available for common shareholders or operating income as an indicator of our operating performance or as a measure of our liquidity.  These measures should be considered in conjunction with net income, net income available for common shareholders and operating income as presented in our consolidated statements of comprehensive income.  Other real estate companies and REITs may calculate FFO available for common shareholders and Normalized FFO available for common shareholders differently than we do.
Our calculations of FFO available for common shareholders and Normalized FFO available for common shareholders for the years ended December 31, 2016, 2015 and 2014 and reconciliations of FFO available for common shareholders and Normalized FFO available for common shareholders from net income available for common shareholders, the most directly comparable financial measure under GAAP reported in our consolidated financial statements, appear in the following table (amounts in thousands, except per share amounts).

		For the Year Ended December 31,
		2016	2015	2014
Net income available for common shareholders		$202,446	$145,754	$176,521
Add (Less):	Depreciation and amortization expense	357,342	329,776	315,878
	Gain on sale of real estate	—	(11,015)	(130)
FFO available for common shareholders		559,788	464,515	492,269
Add (Less):	Acquisition related costs	1,367	2,375	239
	Loss on distribution to common shareholders of The RMR Group Inc. common stock	—	36,773	—
	Loss on early extinguishment of debt	228	—	855
Normalized FFO available for common shareholders		$561,383	$503,663	$493,363

Weighted average shares outstanding (basic)		156,062	150,709	149,652
Weighted average shares outstanding (diluted)		156,088	151,002	149,817
Basic and diluted per common share amounts:
	FFO available for common shareholders (basic and diluted)	$3.59	$3.08	$3.29
	Normalized FFO available for common shareholders (basic)	$3.60	$3.34	$3.30
	Normalized FFO available for common shareholders (diluted)	$3.60	$3.34	$3.29
Distributions declared per share		$2.03	$1.99	$1.95

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
Fixed Rate Debt
At December 31, 2016, our outstanding publicly tradable debt consisted of seven issues of fixed rate, senior notes and one issue of fixed rate, convertible senior notes:

Debt	Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
Unsecured Notes	$350,000	6.700%	$23,450	2018	Semi-Annually
Unsecured Notes	400,000	4.250%	17,000	2021	Semi-Annually
Unsecured Notes	500,000	5.000%	25,000	2022	Semi-Annually
Unsecured Notes	300,000	4.500%	13,500	2023	Semi-Annually
Unsecured Notes	350,000	4.650%	16,275	2024	Semi-Annually
Unsecured Notes	350,000	4.500%	15,750	2025	Semi-Annually
Unsecured Notes	350,000	5.250%	18,375	2026	Semi-Annually
Convertible unsecured notes	8,478	3.800%	322	2027 (1)	Semi-Annually
	$2,608,478		$129,672
______________________________

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

Except as described in note 1 to the table above, no principal repayments are due under these notes until maturity. Because these notes require interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are 100 basis points higher than the rates shown above, our per annum interest cost would increase by approximately $26,085. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2016 and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point change in interest rates would change the fair value of those debt obligations by approximately $122,804. Changes in the trading price of our common shares may also affect the fair value of our convertible senior notes.

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

Floating Rate Debt

At December 31, 2016, our floating rate debt consisted of $191,000 outstanding under our $1,000,000 revolving credit facility and our $400,000 term loan. The maturity date of our revolving credit facility is July 15, 2018, and subject to our meeting conditions, including our payment of an extension fee, we have the option to extend the stated maturity by one year to July 15, 2019. The maturity date of our $400,000 term loan is April 15, 2019. No principal repayments are required under our revolving credit facility prior to maturity, and repayments may be made, and redrawn subject to conditions at any time without penalty.  No principal prepayments are required under our $400,000 term loan prior to maturity and we can repay principal amounts outstanding under the term loan, subject to conditions, at any time without penalty, but after amounts outstanding under our $400,000 term loan are repaid, amounts may not be redrawn. Borrowings under our revolving credit facility and $400,000 term loan are in U.S. dollars and require annual interest to be paid at LIBOR plus premiums that are subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR.  In addition, upon renewal or refinancing of our revolving credit facility or our $400,000 term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of this floating rate debt but would affect our operating results.

The following table presents the impact a 100 basis points increase in interest rates would have on our annual floating rate interest expense as of December 31, 2016:

	Impact of Increase in Interest Rates
	Interest Rate Per Year(1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact(2)
At December 31, 2016	1.83%	$591,000	$10,815	$0.07
100 basis point increase	2.83%	$591,000	$16,725	$0.11
______________________________

(1)	Weighted average based on the interest rates and the respective outstanding borrowings as of December 31, 2016.

(2)	Based on diluted weighted average shares outstanding for the year ending December 31, 2016.

The following table presents the impact that a 100 basis point increase in interest rates would have on our annual floating rate interest expense at December 31, 2016 if we were fully drawn on our revolving credit facility and our $400,000 term loan remained outstanding:

	Impact of Increase in Interest Rates
	Interest Rate Per Year(1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact(2)
At December 31, 2016	1.85%	$1,400,000	$25,900	$0.17
100 basis point increase	2.85%	$1,400,000	$39,900	$0.26
______________________________

(1)	Weighted average based on the interest rates and the respective outstanding borrowings (assuming fully drawn) as of December 31, 2016.

(2)	Based on diluted weighted average shares outstanding for the year ending December 31, 2016.

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
Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, President and Chief Operating Officer and Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and

15d-15 under the Exchange Act. Based upon that evaluation, our Managing Trustees, President and Chief Operating Officer and Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on our assessment, we believe that, as of December 31, 2016, our internal control over financial reporting is effective.
Ernst & Young LLP, the independent registered public accounting firm that audited our 2016 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.
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
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information.  We may grant common shares to our officers and other employees of RMR LLC under our 2012 Equity Compensation Plan, or the 2012 Plan. In addition, each of our Trustees receives common shares as part of his or her annual compensation for serving as a Trustee and such shares are awarded under the 2012 Plan. The terms of awards made under the 2012 Plan are determined by the Compensation Committee of our Board of Trustees at the time of the award. The following table is as of December 31, 2016.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders—2012 Plan	None.	None.	2,585,527(1)
Equity compensation plans not approved by security holders	None.	None.	None.
Total	None.	None.	2,585,527(1)

(1)
Consists of common shares available for issuance pursuant to the terms of the 2012 Plan.  Share awards that are repurchased or forfeited will be added to the common shares available for issuance under the 2012 Plan.

Payments by us to RMR LLC and RMR LLC employees are described in Notes 4 and 10 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K. The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.

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
Significant Tenant
TA is our former subsidiary and is the lessee of 36% of our real estate properties, at cost, as of December 31, 2016.
Financial information about TA may be found on the SEC’s website by entering TA’s name at http://www.sec.gov/edgar/searchedgar/companysearch.html. Reference to TA’s financial information on this external website is presented to comply with applicable accounting regulations of the SEC. Except for such financial information contained therein as is required to be included herein under such regulations, TA’s public filings and other information located in external websites are not incorporated by reference into these financial statements. See Notes 6 and 10  to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for further information relating to our leases with TA.

(b)    Exhibits

Exhibit Number	Description

3.1
Composite Copy of Amended and Restated Declaration of Trust, dated as of August 21, 1995, as amended to date. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.)

3.2	Articles Supplementary, dated as of January 13, 2012. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 13, 2012, File Number 001-11527.)
3.3	Amended and Restated Bylaws of the Company, adopted September 7, 2016. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 7, 2016.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.)
4.2
Indenture, dated as of February 25, 1998, between the Company and State Street Bank and Trust Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File Number 001-11527.)

4.3
Supplemental Indenture No. 10, dated as of March 7, 2007, between the Company and U.S. Bank National Association, relating to the Company’s 3.80% Convertible Senior Notes due 2027, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 7, 2007, File Number 001-11527.)

4.4
Supplemental Indenture No. 11, dated as of March 12, 2007, between the Company and U.S. Bank National Association, relating to the Company’s 5.625% Senior Notes due 2017, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 12, 2007, File Number 001-11527.)

4.5
Supplemental Indenture No. 12, dated as of September 28, 2007, between the Company and U.S. Bank National Association, relating to the Company’s 6.70% Senior Notes due 2018, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File Number 001-11527.)

4.6
Supplemental Indenture No. 14, dated as of August 16, 2012, between the Company and U.S. Bank National Association, relating to the Company’s 5.000% Senior Notes due 2022, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

4.7
Supplemental Indenture No. 15, dated as of June 6, 2013, between the Company and U.S. Bank National Association, relating to the Company’s 4.500% Senior Notes due 2023, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.)

4.8	Authentication Order, dated January 13, 2017, from the Company to U.S. Bank National Association, relating to the Company’s 4.500% Senior Notes due 2023. (Filed herewith.)
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

4.14
Third Supplemental Indenture, dated as of January 13, 2017, between the Company and U.S. Bank National Association, relating to the Company’s 4.950% Senior Notes due 2027, including form thereof. (Filed herewith.)

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

10.4	Summary of Trustee Compensation. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 25, 2016.)
10.5	2012 Equity Compensation Plan. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 9, 2012.)
10.6	First Amendment to 2012 Equity Compensation Plan. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)
10.7	Form of Restricted Share Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)
10.8	Form of Restricted Share Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)
10.9	Form of Share Award Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.)
10.10	Form of Indemnification Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)
10.11
Amended and Restated Credit Agreement, dated as of January 8, 2014, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 6, 2014.)

10.12
First Amendment to Amended and Restated Credit Agreement, dated as of December 9, 2015, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 9, 2015.)

10.13
Representative Form of Management Agreement between Sonesta International Hotels Corporation and Cambridge TRS, Inc. (full service). (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 23, 2012.) (Schedule of applicable agreements filed herewith.)

10.14
Representative Form of Management Agreement between Sonesta International Hotels Corporation and Cambridge TRS, Inc. (limited service). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, Amendment No. 2, for the quarter ended June 30, 2012.) (Schedule of applicable agreements incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.)

10.15	Pooling Agreement, dated April 23, 2012, as updated through December 5, 2016, between Sonesta International Hotels Corporation and Cambridge TRS, Inc. (Filed herewith.)
10.16
First Amendment to Pooling Agreement, dated May 31, 2012, between Sonesta International Hotels Corporation and Cambridge TRS, Inc. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.)

10.17
Management Agreement, dated as of January 31, 2012, between Sonesta Acquisition Corp. (now known as Sonesta International Hotels Corporation) and Cambridge TRS, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 31, 2012, File Number 001-11527.)

10.18
Management Agreement, dated as of January 31, 2012, between Sonesta International Hotels Corporation and Royal Sonesta, Inc.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 31, 2012, File Number 001-11527.)

10.19
First Amendment to Management Agreements, dated August 6, 2012, among Royal Sonesta Inc., Cambridge TRS, Inc. and Sonesta International Hotels Corporation. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, Amendment No. 2, for the quarter ended June 30, 2012.)

10.20
Letter Agreement, dated January 4, 2016, between the Company and Sonesta International Hotels Corporation. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 4, 2016.)

10.21
Transaction Agreement, dated as of June 5, 2015, among the Company, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TravelCenters of America Holding Company LLC, TA Leasing LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 1, 2015.)

10.22
First Amendment to Transaction Agreement, dated June 22, 2016, among the Company, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TravelCenters of America Holding Company LLC, TA Leasing LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 22, 2016.)

10.23
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

10.25
Guaranty Agreement, dated June 9, 2015, among TravelCenters of America LLC and TravelCenters of America Holding Company LLC for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (relating to Amended and Restated Lease No. 1). (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 9, 2015.)

10.26
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

10.28
Second Amendment to Amended and Restated Lease Agreement No. 2, dated June 23, 2015, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 23, 2015.)

10.29
Third Amendment to Amended and Restated Lease Agreement No. 2, dated September 23, 2015, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 23, 2015.)

10.30
Fourth Amendment to Amended and Restated Lease Agreement No. 2, dated June 22, 2016, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 22, 2016.)

10.31
Fifth Amendment to Amended and Restated Lease Agreement No. 2, dated June 30, 2016, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 30, 2016.)

10.32
Sixth Amendment to Amended and Restated Lease Agreement No. 2, dated September 30, 2016, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 30, 2016.)

10.33
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

10.35
First Amendment to Amended and Restated Lease Agreement No. 3, dated September 23, 2015, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 23, 2015.)

10.36
Second Amendment to Amended and Restated Lease Agreement No. 3, dated June 22, 2016, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 22, 2016.)

10.37
Guaranty Agreement, dated June 9, 2015, among TravelCenters of America LLC and TravelCenters of America Holding Company LLC for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (relating to Amended and Restated Lease No. 3). (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 9, 2015.)

10.38
Amended and Restated Lease No. 4, dated June 9, 2015, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 9, 2015.)

10.39
First Amendment to Amended and Restated Lease Agreement No. 4, dated June 16, 2015, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 16, 2015.)

10.40
Second Amendment to Amended and Restated Lease Agreement No. 4, dated June 23, 2015, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 23, 2015.)

10.41
Third Amendment to Amended and Restated Lease Agreement No. 4, dated September 23, 2015, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 23, 2015.)

10.42
Fourth Amendment to Amended and Restated Lease Agreement No. 4, dated March 31, 2016, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 31, 2016.)

10.43
Fifth Amendment to Amended and Restated Lease Agreement No. 4, dated June 22, 2016, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 22, 2016.)

10.44
Sixth Amendment to Amended and Restated Lease Agreement No. 4, dated September 14, 2016, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.)

10.45
Guaranty Agreement, dated June 9, 2015, among TravelCenters of America LLC and TravelCenters of America Holding Company LLC for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (relating to Amended and Restated Lease No. 4). (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 9, 2015.)

10.46
Lease Agreement, dated as of May 30, 2007, among HPT PSC Properties Trust and HPT PSC Properties LLC, as Landlord, and Petro Stopping Centers, L.P., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File Number 001-11527.)

10.47
First Amendment to Lease Agreement, dated as of March 17, 2008, among HPT PSC Properties Trust, HPT PSC Properties LLC and Petro Stopping Centers, L.P. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File Number 001-11527.)

10.48
Amendment to Lease Agreement, dated as of December 23, 2013, among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.)

10.49
Amendment to Lease Agreement, dated June 9, 2015, among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 9, 2015.)

10.50
Amendment to Lease Agreement, dated October 30, 2015, among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)

10.51
Amendment to Lease Agreement, dated June 22, 2016, among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 22, 2016.)

10.52
Guaranty Agreement, dated as of May 30, 2007, made by TravelCenters of America LLC, as Guarantor, for the benefit of HPT PSC Properties Trust and HPT PSC Properties LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 4, 2007, File Number 001-11527.)

10.53
Deferral Agreement, dated as of August 11, 2008, among the Company, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TA Leasing LLC and Petro Stopping Centers, L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 11, 2008, File Number 001-11527.)

10.54
Amendment Agreement, dated as of January 31, 2011, among the Company, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TA Leasing LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 31, 2011, File Number 001-11527.)

10.55
Amendment Agreement, dated April 15, 2013, among HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TA Leasing LLC and TA Operating LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.)

10.56
Property Exchange Agreement, dated June 9, 2015, among the Company, HPT TA Properties Trust, HPT TA Properties LLC, TravelCenters of America LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 9, 2015.)

10.57
Form of Sales Agreement between the Company entity and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 1, 2015.) (Schedule of applicable agreements incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.)

10.58	Form of Development Property Agreement between a Company entity and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 1, 2015.)
10.59
Development Property Agreement, dated March 31, 2016, between HPT TA Properties Trust and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 31, 2016.)

10.60	Development Property Agreement, dated June 22, 2016, between HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 22, 2016.)
10.61	Development Property Agreement, dated June 22, 2016, between HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 22, 2016.)
10.62	Development Property Agreement, dated June 30, 2016, between HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 30, 2016.)
10.63
Development Property Agreement, dated September 30, 2016, between HPT TA Properties Trust and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 30, 2016.)

10.64
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

10.65
Form of Amended and Restated Management Agreement among certain subsidiaries of the Company and certain subsidiaries of Marriott International, Inc.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 14, 2011, File Number 001-11527.)

10.66
Pooling Agreement, dated as of June 14, 2011 but effective as of January 1, 2011, among HPT TRS MRP, Inc., Marriott International, Inc. and certain subsidiaries of Marriott International, Inc.  (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)

10.67
Letter Agreement, dated May 30, 2012, among Marriott International Inc., HPT TRS MRP, Inc. and other parties referencing T-234 FF&E Reserve Contributions. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 30, 2012.)

10.68
Management Agreement, dated as of July 1, 2011, among HPT TRS IHG-1, Inc., HPT TRS IHG-2, Inc., HPT TRS IHG-3, Inc., InterContinental Hotels Group Resources, Inc., IHG Management (Maryland) LLC, and InterContinental Hotels Group (Canada), Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 25, 2011, File Number 001-11527.)

10.69
Amendment to Management Agreement, dated as of March 16, 2015, among HPT TRS IHG-2, Inc., InterContinental Hotels Group Resources, Inc., IHG Management (Maryland) LLC and InterContinental Hotels Group (Canada), Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.)

10.70
Second Amendment to Management Agreement, dated as of February 11, 2016, among HPT TRS IHG-2, Inc., InterContinental Hotels Group Resources, Inc., IHG Management (Maryland) LLC and InterContinental Hotels Group (Canada), Inc. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.)

10.71
Third Amendment to Management Agreement, dated as of February 1, 2017, among HPT TRS IHG-2, Inc., InterContinental Hotels Group Resources, Inc., IHG Management (Maryland) LLC and InterContinental Hotels Group (Canada), Inc. (Filed herewith.)

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

101.1
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

________________________

(+)  Management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Trustees and Shareholders of Hospitality Properties Trust:
We have audited the accompanying consolidated balance sheets of Hospitality Properties Trust (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hospitality Properties Trust at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hospitality Properties Trust’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Boston, Massachusetts
March 1, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Trustees and Shareholders of Hospitality Properties Trust:
We have audited Hospitality Properties Trust’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Hospitality Properties Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A of Hospitality Properties Trust’s Annual Report on Form 10-K under the heading Management Report on Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Hospitality Properties Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements of Hospitality Properties Trust and our report dated March 1, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Boston, Massachusetts
March 1, 2017

HOSPITALITY PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	As of December 31,
	2016	2015
ASSETS

Real estate properties:
Land	$1,563,263	$1,525,637
Buildings, improvements and equipment	7,152,458	6,736,135
Total real estate properties, gross	8,715,721	8,261,772
Accumulated depreciation	(2,512,456)	(2,217,135)
Total real estate properties, net	6,203,265	6,044,637
Cash and cash equivalents	10,896	13,682
Restricted cash (FF&E reserve escrow)	60,456	51,211
Due from related persons	65,332	50,987
Other assets, net	294,279	234,280
Total assets	$6,634,228	$6,394,797

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unsecured revolving credit facility	$191,000	$465,000
Unsecured term loan, net	398,421	397,756
Senior unsecured notes, net	2,565,908	2,403,439
Convertible senior unsecured notes	8,478	8,478
Security deposits	89,338	53,579
Accounts payable and other liabilities	188,053	179,783
Due to related persons	58,475	69,514
Dividends payable	5,166	5,166
Total liabilities	3,504,839	3,582,715

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value; 100,000,000 shares authorized:
Series D preferred shares; 7 1/8% cumulative redeemable; 11,600,000 shares issued and outstanding, aggregate liquidation preference of $290,000	280,107	280,107
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 164,268,199 and 151,547,288 shares issued and outstanding, respectively	1,643	1,515
Additional paid in capital	4,539,673	4,165,911
Cumulative net income	3,104,767	2,881,657
Cumulative other comprehensive income (loss)	39,583	(15,523)
Cumulative preferred distributions	(341,977)	(321,313)
Cumulative common distributions	(4,494,407)	(4,180,272)
Total shareholders’ equity	3,129,389	2,812,082
Total liabilities and shareholders’ equity	$6,634,228	$6,394,797
The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Hotel operating revenues	$1,730,326	$1,634,654	$1,474,757
Rental income	312,377	283,115	258,062
FF&E reserve income	4,508	4,135	3,503
Total revenues	2,047,211	1,921,904	1,736,322

Expenses:
Hotel operating expenses	1,202,538	1,143,981	1,035,138
Depreciation and amortization	357,342	329,776	315,878
General and administrative	99,105	109,837	45,897
Acquisition related costs	1,367	2,375	239
Total expenses	1,660,352	1,585,969	1,397,152

Operating income	386,859	335,935	339,170

Dividend income	2,001	2,640	—
Interest income	274	44	77
Interest expense (including amortization of deferred financing costs and debt discounts of $8,151, $5,849 and $5,491, respectively)	(161,913)	(144,898)	(139,486)
Loss on distribution to common shareholders of The RMR Group Inc. common stock	—	(36,773)	—
Loss on early extinguishment of debt	(228)	—	(855)
Income before income taxes, equity in earnings of an investee and gain on sale of real estate	226,993	156,948	198,906
Income tax expense	(4,020)	(1,566)	(1,945)
Equity in earnings of an investee	137	21	94
Income before gain on sale of real estate	223,110	155,403	197,055
Gain on sale of real estate	—	11,015	130
Net income	223,110	166,418	197,185
Unrealized gain (loss) on investment in available for sale securities	54,954	(41,307)	9,849
Equity interest in investee’s unrealized gains (losses)	152	(20)	3
Other comprehensive income (loss)	55,106	(41,327)	9,852

Comprehensive income	$278,216	$125,091	$207,037

Net income	$223,110	$166,418	$197,185
Preferred distributions	(20,664)	(20,664)	(20,664)
Net income available for common shareholders	$202,446	$145,754	$176,521

Weighted average common shares outstanding (basic)	156,062	150,709	149,652
Weighted average common shares outstanding (diluted)	156,088	151,002	149,817

Net income available for common shareholders per common share: Basic and diluted	$1.30	$0.97	$1.18
The accompanying notes are an integral part of these financial statements

HOSPITALITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

	Series D Preferred Shares			Common Shares			Additional Paid in Capital	Cumulative Net Income	Cumulative Other Comprehensive Income (Loss)
	Number of Shares	Preferred Shares	Cumulative Preferred	Number of Shares	Common Shares	Cumulative Common Distributions
			Distributions							Total
Balance at Balance at December 31, 2013	11,600,000	$208,107	$(279,985)	149,606,024	$1,496	$(3,558,369)	$4,109,600	$2,518,054	$15,952	$3,086,855
Net income	—	—	—	—	—	—	—	197,185	—	197,185
Unrealized gain on investment in available for sale securities	—	—	—	—	—	—	—	—	9,852	9,852
Issuance of shares, net	—	—	—	222,200	2	—	6,444	—	—	6,446
Common share grants	—	—	—	92,225	1	—	2,507	—	—	2,508
Distributions	—	—	(20,664)	—	—	(292,029)	—	—	—	(312,693)
Balance at December 31, 2014	11,600,000	208,107	(300,649)	149,920,449	1,499	(3,850,398)	4,118,551	2,715,239	25,804	2,990,153
Net income	—	—	—	—	—	—	—	166,418	—	166,418
Unrealized loss on investment in available for sale securities	—	—	—	—	—	—	—	—	(41,327)	(41,327)
Issuance of shares, net	—	—	—	1,553,119	15	—	45,247	—	—	45,262
Common share grants	—	—	—	90,060	1	—	2,531	—	—	2,532
Common share repurchases	—	—	—	(16,340)	—	—	(418)	—	—	(418)
Distributions	—	—	(20,664)	—	—	(299,963)	—	—	—	(320,627)
Distribution to common shareholders of The RMR Group Inc. common stock	—	—	—	—	—	(29,911)	—	—	—	(29,911)
Balance at December 31, 2015	11,600,000	208,107	(321,313)	151,547,288	1,515	(4,180,272)	4,165,911	2,881,657	(15,523)	2,812,082
Net income	—	—	—	—	—	—	—	223,110	—	223,110
Unrealized gain on investment in available for sale securities	—	—	—	—	—	—	—	—	62,972	62,972
Unrealized loss on investment in available for sale securities	—	—	—	—	—	—	—	—	(7,866)	(7,866)
Issuance of shares, net	—	—	—	12,650,000	127	—	371,829	—	—	371,956
Common share grants	—	—	—	91,600	1	—	2,546	—	—	2,547
Common share repurchases	—	—	—	(20,689)	—	—	(613)	—	—	(613)
Distributions	—	—	(20,664)	—	—	(314,135)	—	—	—	(334,799)
Balance at December 31, 2016	11,600,000	$208,107	$(341,977)	164,268,199	$1,643	$(4,494,407)	$4,539,673	$3,104,767	$39,583	$3,129,389
The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$223,110	$166,418	$197,185
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	357,342	329,776	315,878
Amortization of deferred financing costs and debt discounts as interest	8,151	5,849	5,491
Straight line rental income	(13,570)	(9,568)	(2,111)
Security deposits replenished	35,759	20,501	5,204
FF&E reserve income and deposits	(73,956)	(67,967)	(54,265)
Loss on early extinguishment of debt	228	—	855
Loss on distribution to common shareholders of The RMR Group Inc. common stock	—	36,773	—
Equity in earnings of an investee	(137)	(21)	(94)
Gain on sale of real estate	—	(11,015)	(130)
Deferred income taxes	9	(69)	143
Other non-cash (income) expense, net	(3,250)	(364)	2,020
Changes in assets and liabilities:
Due from related persons	(1,213)	(2,106)	(609)
Other assets	(190)	246	(569)
Accounts payable and other liabilities	8,752	362	(7,117)
Due to related persons	(8,515)	62,078	(136)
Net cash provided by operating activities	532,520	530,893	461,745

Cash flows from investing activities:
Real estate acquisitions and deposits	(262,955)	(449,882)	(60,000)
Real estate improvements	(187,652)	(180,703)	(224,621)
FF&E reserve escrow fundings	(3,749)	(7,299)	(5,910)
Net proceeds from sale of real estate	—	—	4,288
Eminent domain proceeds	—	—	6,178
Investment in Affiliates Insurance Company	—	—	(825)
Investment in The RMR Group Inc.	—	(15,955)	—
Net cash used in investing activities	(454,356)	(653,839)	(280,890)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	371,956	—	—
Proceeds from issuance of senior unsecured notes, net of discounts	737,612	—	690,071
Repayment of senior unsecured notes	(575,000)	—	(580,000)
Borrowings under unsecured revolving credit facility	764,000	702,000	783,000
Repayments of unsecured revolving credit facility	(1,038,000)	(255,000)	(765,000)
Deferred financing costs	(6,106)	(1,157)	(6,899)
Repurchase of common shares	(613)	(418)	—
Distributions to preferred shareholders	(20,664)	(20,664)	(20,664)
Distributions to common shareholders	(314,135)	(299,967)	(292,029)
Net cash provided by (used in) financing activities	(80,950)	124,794	(191,521)
Increase (decrease) in cash and cash equivalents	(2,786)	1,848	(10,666)
Cash and cash equivalents at beginning of year	13,682	11,834	22,500
Cash and cash equivalents at end of year	$10,896	$13,682	$11,834

Supplemental cash flow information:
Cash paid for interest	$146,399	$138,892	$139,029
Cash paid for income taxes	2,727	2,444	4,116
Non-cash investing activities:
Hotel managers’ deposits in FF&E reserve	$74,876	$67,381	$52,762
Hotel managers’ purchases with FF&E reserve	(69,380)	(57,451)	(55,562)
Investment in The RMR Group Inc. paid in common shares	—	43,285	—
Real estate acquisitions	—	(45,042)	—
Sales of real estate	—	45,042	—
Non-cash financing activities
Distribution to common shareholders of The RMR Group Inc. common stock	—	(29,911)	—
The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST
NOTES TO FINANCIAL STATEMENTS
December 31, 2016
(dollars in thousands, except per share data)
1. Organization
Hospitality Properties Trust, or we, our or us, is a real estate investment trust, or REIT, organized on February 7, 1995, under the laws of the State of Maryland, which invests in hotels and travel related real estate. At December 31, 2016, we, directly and through subsidiaries, owned 306 hotels and 198 travel centers.
At December 31, 2016, our properties were leased, managed or operated by subsidiaries of the following companies: Marriott International, Inc., or Marriott, InterContinental Hotels Group, plc, or InterContinental, Sonesta International Hotels Corporation, or Sonesta, Wyndham Hotel Group, or Wyndham, Hyatt Hotels Corporation, or Hyatt, Carlson Hotels Worldwide, or Carlson, Morgans Hotel Group, or Morgans, and TravelCenters of America LLC, or TA. Hereinafter these companies are sometimes referred to as managers and/or tenants.
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
We have determined that each of our taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification™, or the Codification. We have concluded that we must consolidate each of our TRSs because we are the entity with the power to direct the activities that most significantly impact such VIEs’ performance and we have the obligation to absorb losses or the right to receive benefits from each VIE that could be significant to the VIE and are therefore, the primary beneficiary of each VIE. The assets of our TRSs were $26,676 and $26,559 as of December 31, 2016 and 2015, respectively, and consist primarily of amounts due from and working capital advances to certain of our hotel managers.  The liabilities of our TRSs were $101,602 and $68,921 as of December 31, 2016 and 2015, respectively, and consist primarily of security deposits they hold and amounts payable to certain of our hotel managers. The assets of our TRSs are available to satisfy our TRSs’ obligations and we have guaranteed certain obligations of our TRSs.
We account for our investment in Affiliates Insurance Company, or AIC, using the equity method of accounting. Significant influence is present through common representation on the boards of trustees or directors of us and AIC. Our Managing Trustees are also directors, officers and controlling shareholders (through ABP Trust) of The RMR Group Inc., or RMR Inc. Substantially all of the business of RMR Inc. is conducted by its majority owned subsidiary The RMR Group LLC, or RMR LLC, of which RMR Inc. is the managing member.  RMR LLC is the manager of us and AIC, and each of our Trustees is a director of AIC. See Note 10 for a further discussion of our relationships and transactions with RMR Inc. and RMR LLC and our investment in AIC.
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
We regularly evaluate whether events or changes in circumstances have occurred that could indicate an impairment in the value of our real estate properties. These indicators may include weak or declining operating profitability, cash flows or liquidity, our decision to dispose of an asset before the end of its estimated useful life or market or industry changes that could permanently reduce the value of our investments. If there is an indication that the carrying value of a property is not recoverable, we estimate the projected undiscounted cash flows of the asset to determine if an impairment loss should be recognized. We determine the amount of an impairment loss by comparing the historical carrying value of the property to its estimated fair value. We estimate fair value by evaluating recent financial performance and projecting discounted cash flows of properties using standard industry valuation techniques. In addition to consideration of impairment upon the events or changes in circumstances described above, we regularly evaluate the remaining lives of our real estate properties. If we change estimated lives, we depreciate or amortize the carrying values of affected assets over the revised remaining lives.
Intangible Assets and Liabilities.  Intangible assets consist primarily of acquired trademarks and tradenames and acquired below market ground leases for which we are the tenant or lessee. Intangible liabilities consist of acquired above market ground leases for which we are the tenant or lessee. We include intangible assets in other assets, net, and intangible liabilities in accounts payable and other liabilities in our consolidated balance sheets.
At December 31, 2016 and 2015, our intangible assets and liabilities were as follows:

	As of December 31,
	2016	2015
Assets:
Tradenames and trademarks	$89,375	$89,375
Below market ground leases, net of accumulated amortization of $21,508 and $18,985, respectively	16,800	18,940
Other, net of accumulated amortization of $542 and $435, respectively	2,374	2,537
	$108,549	$110,852
Liabilities:
Above market ground leases, net of accumulated amortization of $4,525 and $4,070, respectively	$2,196	$2,651
We amortize above and below market ground leases on a straight line basis over the term of the associated lease (20 and 15 years on a weighted average basis for intangible assets and liabilities, respectively).  For the years ended December 31, 2016, 2015 and 2014 amortization relating to intangible assets was $2,303, $2,315 and $2,976, respectively, and amortization relating to intangible liabilities was $455, $529 and $2,392, respectively. As of December 31, 2016, we estimate future amortization relating to intangible assets and liabilities as follows:

	Below Market Ground Leases & Other	Above Market Ground Leases
2017	$2,306	$(455)
2018	2,128	(455)
2019	1,752	(447)
2020	1,479	(443)
2021	1,465	(354)
Thereafter	10,044	(42)
	$19,174	$(2,196)
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
Available for Sale Securities. As of December 31, 2016, we own 3,420,000 common shares of TA and 2,503,777 shares of class A common stock of RMR Inc. These investments are classified as available for sale securities. Available for sale securities are recorded at fair value based on their quoted market price at the end of each reporting period. Unrealized gains and losses on available for sale securities are recorded as a component of cumulative other comprehensive income (loss) in shareholders’ equity. As further described in Note 10, we initially acquired 2,503,777 shares of class A common stock of RMR Inc. on June 5, 2015 for cash and share consideration of $55,922. We concluded, for accounting purposes, that the cash and share consideration we paid for our investment in these shares represented a discount to the fair value of these shares. We initially accounted for this investment under the cost method of accounting and recorded this investment at its estimated fair value of $129,722 as of June 5, 2015 using Level 3 inputs, as defined in the fair value hierarchy under United States generally accepted accounting principles, or GAAP.  As a result, we recorded a liability for the amount by which the estimated fair value of these shares exceeded the price we paid for these shares. This liability is included in accounts payable and other liabilities in our consolidated balance sheets. This liability is being amortized on a straight line basis through December 31, 2035 as an allocated reduction to our business management and property management fee expense. We amortized $3,585 and $2,038 of this liability during the years ended December 31, 2016 and 2015, respectively.  As of December 31, 2016, the remaining unamortized amount of this liability was $68,177.
We evaluate our investments in available for sale securities to determine if a decline in the fair value below our carrying value is other than temporary. We consider the severity and the duration of the decline, and our ability and intent to hold the investment until recovery when making this assessment. If a decline in fair value is determined to be other than temporary, an impairment loss equal to the difference between the investment’s carrying value and its fair value is recognized in earnings.

Debt Issuance Costs. Debt issuance costs consist of capitalized issuance costs related to borrowings, which are amortized to interest expense over the terms of the respective loans. Debt issuance costs, net of accumulated amortization, for our revolving credit facility are included in other assets, net in our consolidated balance sheets. As of December 31, 2016 and 2015, debt issuance costs for our revolving credit facility were $7,476 and $7,476, respectively, and accumulated amortization of debt issuance costs for our revolving credit facility were $4,375 and $2,624, respectively. Debt issuance costs, net of accumulated amortization, for our term loan and senior notes are presented as a direct deduction from the associated debt liability in our consolidated balance sheets. As of December 31, 2016 and 2015, debt issuance costs, net of accumulated amortization, for our term loan and senior notes were $15,536 and $12,800, respectively. Future amortization of debt issuance costs to be recognized with respect to our revolving credit facility, term loan and senior notes as of December 31, 2016, are estimated to be $4,858 in 2017, $4,205 in 2018, $2,416 in 2019, $2,166 in 2020, $1,612 in 2021 and $3,380 thereafter.

 Revenue Recognition.  We report hotel operating revenues for managed hotels in our consolidated statements of comprehensive income. We generally recognize hotel operating revenues, consisting primarily of room and food and beverage sales, when goods and services are provided.
We report rental income for leased hotels and travel centers in our consolidated statements of comprehensive income. We recognize rental income from operating leases on a straight line basis over the term of the lease agreements except for one lease in which there is uncertainty regarding the collection of scheduled future rent increases. See Note 6 for further information regarding this lease. Rental income includes $13,570, $9,568, and $2,111 of adjustments necessary to record scheduled rent increases under certain of our leases, the deferred rent obligations payable to us under our leases with TA and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks at our travel centers on a straight line basis in 2016, 2015 and 2014, respectively. See Notes 5, 6 and 10 for further information regarding our TA agreements.  Due from related persons includes $42,254 and $29,122 and other assets, net, includes $2,279 and $1,841 of straight line rent receivables at December 31, 2016 and 2015, respectively.
We determine percentage rent due to us under our leases annually and recognize it when all contingencies are met and the rent is earned. We earned percentage rental income of $1,303, $2,048 and $2,896 in 2016, 2015 and 2014, respectively.
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

Segment Information.  As of December 31, 2016, we have two reportable segments: hotel and travel center real estate investments.
Income Taxes.  We have elected to be taxed as a REIT under the United States Internal Revenue Code of 1986, as amended, or the IRC, and, as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We are subject to income tax in Canada, Puerto Rico and certain states despite our qualification for taxation as a REIT. Further, we lease our managed hotels to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated tax return and are subject to federal, state and foreign income taxes. Our consolidated income tax provision (or benefit) includes the income tax provision (or benefit) related to the operations of our TRSs and certain state and foreign income taxes incurred by us despite our qualification for taxation as a REIT.
The Income Taxes Topic of the Codification prescribes how we should recognize, measure and present in our consolidated financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Tax benefits are recognized to the extent that it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. Our tax returns filed for the 2013 through 2016 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our consolidated statements of comprehensive income as a component of general and administrative expense.
New Accounting Pronouncements.  On January 1, 2016, we adopted FASB Accounting Standards Update, or ASU, No. 2015-02, Consolidation. Among other things, this update changed how an entity determines the primary beneficiary of a VIE. The implementation of this update did not have an impact in our consolidated financial statements.

On January 1, 2016, we adopted FASB ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs to be presented in the balance sheets as a direct deduction from the associated debt liability, and ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which addresses the presentation of debt issuance costs related to line of credit arrangements. The implementation of these updates resulted in the reclassification of certain of our capitalized debt issuance costs as an offset to the associated debt liability in our consolidated balance sheets. The classification of capitalized debt issuance costs related to our revolving credit facility remains unchanged in accordance with ASU No. 2015-15. As of December 31, 2015, debt issuance costs related to our term loan and senior notes of $2,244 and $10,556, respectively, were reclassified from assets to an offset to the associated debt liability in our consolidated balance sheets.

On January 1, 2016, we adopted FASB ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement for an acquirer in a business combination to account for measurement period adjustments retrospectively. Instead, acquirers must recognize measurement period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The implementation of this update did not have an impact in our consolidated financial statements.

On December 31, 2016, we adopted FASB ASU No. 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update requires an entity to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances. The implementation of this update did not have an impact in our consolidated financial statements.

In 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers, which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU No. 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU No. 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In 2015, the FASB provided for a one-year deferral of the effective date for ASU No. 2014-09, which will be effective for us beginning January 1, 2018. A substantial portion of our revenue consists of rental income from leasing arrangements, which are specifically excluded from ASU No. 2014-09. For certain of our hotels managed under TRS structures, we do not believe the standard will materially affect the amount or timing of revenue recognition for revenues from room, food and beverage, and other hotel level sales. We are continuing to evaluate ASU No. 2014-09 (and related clarifying guidance issued by the FASB); however, we do not expect its adoption to have a significant impact on the timing of our revenue recognition in our consolidated financial statements. We currently expect to adopt the standard using the modified retrospective approach.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. This update is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted subject to certain conditions. Currently, changes in fair value of these investments are recorded through other comprehensive income. Under this ASU, these changes will be recorded through earnings. We are continuing to evaluate this guidance, but we expect the implementation of this guidance will affect how changes in the fair value of available for sale equity investments we hold are presented in our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). ASU No. 2016-02 requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. ASU No. 2016-02 is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently assessing the potential impact the adoption of ASU No. 2016-02 will have in our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation, which identifies areas for simplification involving several aspects of accounting for share based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU No. 2016-09 is effective for reporting periods beginning after December 15, 2016. We do not expect the adoption of ASU No. 2016-09 will have a material impact in our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently assessing the potential impact that adoption of ASU No. 2016-13 will have in our consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently assessing the potential impact that adoption of ASU No. 2016-15 will have in our consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which clarifies how companies should present restricted cash and restricted cash equivalents. Companies will show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The new standard requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheets. ASU No. 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently assessing the potential impact that adoption of ASU No. 2016-18 will have in our consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which provides additional guidance on evaluating whether transactions should be accounted for as an acquisition (or disposal) of assets or of businesses. The update defines three requirements for a set of assets and activities (collectively referred to as a “set”) to be considered a business: inputs, processes and outputs. ASU No. 2017-01 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. This update will be applied prospectively to any transactions occurring within the period of adoption. We are currently assessing the impact of the update, however, subsequent to adoption we believe certain property acquisitions which under previous guidance would have been accounted for as business combinations will be accounted for as acquisitions of assets. In an acquisition of assets, certain acquisition costs are capitalized as opposed to expensed under business combination guidance.
3.    Weighted Average Common Shares
The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share:

	For the Year Ended December 31,
	2016	2015	2014
	(in thousands)
Weighted average common shares for basic earnings per share	156,062	150,709	149,652
Effect of dilutive securities:
Contingently issuable common shares	—	269	141
Unvested share awards	26	24	24
Weighted average common shares for diluted earnings per share	156,088	151,002	149,817

4. Shareholders’ Equity
Common Share Issuances
On August 19, 2016, we sold 11,000,000 of our common shares at a price of $30.75 per share in a public offering. On August 26, 2016, we sold 1,650,000 of our common shares at a price of $30.75 per share pursuant to an overallotment option granted to the underwriters. Aggregate net proceeds from these sales were $371,956 after underwriters' discount and other offering expenses.
Common Share Awards
We have common shares available for issuance under the terms of our equity compensation plan, or our Share Award Plan. During the years ended December 31, 2016, 2015 and 2014, we awarded 79,100 common shares with an aggregate market value of $2,260, 76,250 common shares with an aggregate market value of $1,957 and 79,725 common shares with an aggregate market value of $2,272, respectively, to our officers and certain other employees of our manager, RMR LLC, pursuant to the Share Award Plan. The value of the share grants was based upon the closing price of our common stock on The NASDAQ Stock Market LLC, or Nasdaq, or the New York Stock Exchange, or the NYSE, as applicable, on the date of the grant. See Note 10 for a further discussion of the grants we made to our officers and certain other employees of RMR LLC. In addition, we awarded each of our Trustees 2,500 common shares in each of 2016, 2015 and 2014 with an aggregate market value of $319 ($64 per trustee), $445 ($74 per trustee) and $366 ($73 per trustee), respectively, as part of their annual compensation. The values of the share grants were based upon the closing price of our common shares on the NYSE on the dates of the grants.  The shares awarded to our Trustees vest immediately. The shares awarded to our officers and certain other employees of RMR LLC vest in five annual installments beginning on the date of grant. Share awards are expensed over their vesting period and the value of such share awards are included in general and administrative expense in our consolidated statements of comprehensive income. At December 31, 2016, 2,585,527 of our common shares remain reserved for issuance under our current Share Award Plan.

A summary of shares granted and vested under the terms of the Share Award Plan for the years ended December 31, 2016, 2015 and 2014 is as follows:

	2016		2015		2014
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares, beginning of year	147,004	$25.95	150,192	$28.52	145,365	$27.55
Shares granted	91,600	28.15	91,250	26.32	92,225	28.61
Shares vested	(90,069)	28.07	(93,248)	27.16	(87,398)	28.69
Shares repurchased or forfeited	—	—	(1,190)	—	—	—
Unvested shares, end of year	148,535	$29.40	147,004	$25.95	150,192	$28.52
The 148,535 unvested shares as of December 31, 2016 are scheduled to vest as follows: 58,090 shares in 2017, 44,295 shares in 2018, 30,330 shares in 2019 and 15,820 shares in 2020. As of December 31, 2016, the estimated future compensation expense for the unvested shares was $4,715 based on the closing price on December 31, 2016 of our common shares of $31.74. The weighted average period over which the compensation expense will be recorded is approximately 22 months. During the years ended December 31, 2016, 2015 and 2014, we recorded $2,834, $2,475 and $2,437, respectively, of compensation expense related to the Share Award Plan. These unvested shares are re-measured at fair value on a recurring basis using quoted market prices of the underlying shares.
Stock Repurchases

In September 2016, we purchased an aggregate of 20,689 of our common shares valued at an average price per common share of $29.64, based on the closing price of our common shares on Nasdaq, on the dates of repurchase, from certain of our officers and certain other employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. In September 2015, we purchased an aggregate of 16,340 of our common shares valued at $25.62 per common share, the closing price of our common shares on the NYSE on that day, from certain of our officers and certain other employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Preferred Shares
On February 10, 2017, we redeemed all 11,600,000 of our outstanding 7.125% Series D cumulative redeemable preferred shares at the stated liquidation preference of $25.00 per share plus accrued and unpaid dividends to the date of redemption. We currently expect to reduce net income available for common shareholders in the first quarter of 2017 by $9,893, which represents the amount by which the liquidation preference for our Series D cumulative redeemable preferred shares that were redeemed exceeded our carrying amount for those preferred shares as of the date of redemption.
Common Share Distributions
Cash distributions paid or payable by us to our common shareholders for the years ended December 31, 2016, 2015 and 2014 were $2.03 per share, or $314,135, $1.99 per share, or $299,967, and $1.95 per share, or $292,029, respectively. As described in Note 10, on December 14, 2015, we distributed 2,515,344, or $0.0166 per share for each of our common shares, of RMR Inc. shares of class A common stock we owned, to our common shareholders as a special distribution.  This distribution resulted in a taxable in kind distribution of $0.1974 for each of our common shares. The characterization of our distributions paid in 2016 was 93.23% ordinary income, 6.17% return of capital and 0.6% qualified dividend. The characterization of our distributions paid in 2015 was 90.67% ordinary income, 8.58% return of capital and 0.75% qualified dividend.  The characterization of our distributions paid in 2014 was 100% ordinary income.
On January 13, 2017, we declared a distribution of $0.51 per common share, or $83,777, which we paid on February 21, 2017, to shareholders of record on January 23, 2017 using cash on hand and borrowings under our revolving credit facility.
Cumulative Other Comprehensive Income (Loss)

Cumulative other comprehensive income (loss) represents the net unrealized gain (loss) on our available for sale equity investments and our share of the comprehensive income (loss) of AIC. See Notes 10 and 14 for further information regarding these investments.
5. Real Estate Properties
As of December 31, 2016, we owned 306 hotels and 198 travel centers.
Our real estate properties, at cost after impairments, consisted of land of $1,563,263, buildings and improvements of $6,538,169 and furniture, fixtures and equipment of $614,289, as of December 31, 2016; and land of $1,525,637, buildings and improvements of $6,151,690 and furniture, fixtures and equipment of $584,445, as of December 31, 2015.
During 2016, 2015 and 2014, we funded $191,401, $188,002 and $230,531, respectively, of improvements to certain of our properties which pursuant to the terms of our management agreements and leases with our managers and tenants resulted in increases in our contractual annual minimum returns and rents of $14,740, $14,691 and $17,670 in 2016, 2015 and 2014,  respectively.
At December 31, 2016, 14 of our hotels were on land we leased partially or entirely from unrelated third parties. The average remaining term of the ground leases (including renewal options) is approximately37 years (range of 22 to 70 years). Ground rent payable under nine of the ground leases is generally calculated as a percentage of hotel revenues. Twelve of the 14 ground leases require annual minimum rents averaging $248 per year; future rents under two ground leases have been pre-paid. Sixteen (16) of our travel centers are on land we leased partially or entirely from unrelated third parties. The remaining terms on the leases range from 2 to 34 years with rents averaging $481 per year. Generally, payments of ground lease obligations are made by our managers or tenants. However, if a manager or tenant did not perform obligations under a ground lease or did not renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge, sale or transfer of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.
Acquisitions

During the year ended December 31, 2016, we acquired four hotels, five travel centers and a land parcel adjacent to a travel center that we own.

				Purchase Price Allocation
Acquisition Date	Location	Type	Purchase Price (1)	Land	Land Improvements	Building and Improvements	Furniture, Fixtures and Equipment	Intangible Assets
2/1/2016	Various (2) (3)	Hotels	$12,000	$1,953	$654	$8,153	$1,240	$—
3/16/2016	Portland, OR (2) (4)	Hotel	114,000	5,657	3	100,535	7,805	—
3/31/2016	Hillsboro, TX (5)	Travel Center	19,683	4,834	4,196	10,653	—	—
6/22/2016	Various (5)	Travel Centers	23,876	3,170	9,280	11,426	—	—
6/30/2016	Wilmington, IL (5)	Travel Center	22,297	6,523	3,364	12,410	—	—
9/14/2016	Holbrook, AZ (6)	Land	325	325	—	—	—	—
9/30/2016	Caryville, TN (5)	Travel Center	16,557	2,068	6,082	8,407	—	—
12/5/2016	Milpitas, CA (2)(7)	Hotel	46,000	$13,089	$823	$29,748	$2,340	—
			$254,738	$37,619	$24,402	$181,332	$11,385	$—

During the year ended December 31, 2015, we acquired 11 hotels, a land parcel adjacent to one of our hotels, 14 travel centers and certain assets at 11 travel centers we lease to TA, and land and certain improvements at a travel center we leased from a third party and subleased to TA.

Acquisition Date	Location	Type	Purchase Price (1)	Land	Land Improvements	Building and Improvements	Furniture, Fixtures and Equipment	Intangible Assets
3/16/2015	Rosemont, IL (2)(8)	Hotel	$35,500	$2,375	$219	$31,182	$1,463	$261
4/28/2015	Ft. Lauderdale, FL (9)	Land	750	165	—	585	—	—
5/15/2015	Denver, CO (2)(10)	Hotel	77,250	8,193	181	61,005	7,871	—
6/1/2015	Various (5)	Travel Centers	227,877	26,286	67,161	134,388	42	—
7/23/2015	Various (2)(11)	Hotels	85,000	13,165	—	64,338	7,497	—
9/23/2015	Various (5)	Travel Centers	51,506	9,165	21,266	21,075	—	—
10/30/2015	Waterloo, NY (12)	Land	15,000	1,500	4,500	9,000	—	—
			$492,883	$60,849	$93,327	$321,573	$16,873	$261

During the year ended December 31, 2014, we acquired one hotel.

Acquisition Date	Location	Type	Purchase Price (1)	Land	Land Improvements	Building and Improvements	Furniture, Fixtures and Equipment	Intangible Assets
5/30/2014	Ft. Lauderdale, FL (2)(13)	Hotel	$65,000	$14,592	$—	$40,525	$9,883	$—
			$65,000	$14,592	$—	$40,525	$9,883	$—

(1)	Excludes acquisition related costs.

(2)
We accounted for these transactions as business combinations.  The pro forma impact of including the results of operations of these acquisitions from the beginning of the year is not material to our consolidated financial statements.

(3)
On February 1, 2016, we acquired two extended stay hotels with 262 suites located in Cleveland and Westlake, OH for an aggregate purchase price of $12,000.  We converted these hotels to the Sonesta ES Suites® brand and entered management agreements for these hotels with Sonesta.  See Notes 6 and 10 for further information regarding our Sonesta agreement.

(4)
On March 16, 2016, we acquired the Kimpton Hotel Monaco, a full service hotel with 221 rooms located in Portland, OR for a purchase price of $114,000.  We added this hotel to our management agreement with InterContinental.  See Note 6 for further information regarding our InterContinental agreement.

(5)
On June 1, 2015, we entered into a transaction agreement with TA pursuant to which, among other things, we agreed to acquire from, and lease back to, TA 14 travel centers owned by TA and certain assets owned by TA at 11 properties we own and lease to TA for $279,383, in aggregate, excluding acquisition related costs. Pursuant to this transaction agreement, during June 2015, we acquired 12 of these travel centers from TA and assets owned by TA at 10 properties we own and lease to TA for $227,887, in aggregate, excluding acquisition related costs; and on September 23, 2015, we acquired from TA the remaining two of these travel centers and assets owned by TA at one property we own and lease to TA for $51,506, in aggregate, excluding acquisition related costs. Simultaneously with these acquisitions, we leased these travel centers and assets back to TA under leases that we and TA entered into pursuant to the transaction agreement, which replaced our previously existing leases with TA.

Also pursuant to the transaction agreement, we agreed to acquire from, and lease back to, TA five travel centers owned by TA and under development for purchase prices equal to TA’s development costs, which were estimated to be not more than $118,000, in aggregate. On March 31, 2016, we acquired one of these development properties from TA for $19,683. On June 22, 2016, we and TA amended the transaction agreement to, among other things, replace one development property with two alternative travel centers owned by TA. Pursuant to the amended transaction agreement: on June 22, 2016, we acquired the two alternative travel centers from TA for $23,876, in aggregate; on June 30, 2016, we acquired from TA one of the development properties for $22,297; and on September 30, 2016, we acquired from TA another of the development properties for $16,557. Simultaneously with these acquisitions, we leased these travel centers and development properties back to TA under our TA leases. We currently expect to acquire the remaining development property from TA before June 30, 2017 at a purchase price equal to its development cost not to exceed $29,000, and to lease it back to TA under one of our TA leases. We accounted for all of our TA transactions as asset acquisitions.

(6)
On September 14, 2016, we acquired land adjacent to a travel center that we own in Holbrook, AZ for $325. We added this property to our TA No. 4 lease. See Notes 6 and 10 for further information regarding this transaction and our TA leases. We capitalized acquisition related costs of $7 related to this transaction.

(7)
On December 5, 2016, we acquired a full service hotel with 236 rooms located in Milpitas, CA for a purchase price of $46,000. We converted this hotel to the Sonesta® brand and entered a management agreement for this hotel with Sonesta.  See Notes 6 and 10 for further information regarding our Sonesta agreement. The allocation of purchase price is based on preliminary estimates and may change upon completion of third party appraisals.

(8)
On March 16, 2015, we acquired a 300 room hotel located in Rosemont, IL for a purchase price of $35,500. We added this Holiday Inn and Suites® branded hotel to our management agreement with InterContinental. See Note 6 for further information regarding our InterContinental agreement.

(9)
On April 28, 2015, we acquired land and improvements adjacent to the Sonesta hotel in Fort Lauderdale, FL, referenced in footnote 13 to this table, for $750. This land and improvements are included with the Fort Lauderdale hotel under our Sonesta agreement. We capitalized acquisition related costs of $41 related to this transaction.

(10)
On May 15, 2015, we acquired a 364 room full service hotel located in Denver, CO for a purchase price of $77,250. We added this Crowne Plaza® branded hotel to our management agreement with InterContinental. See Note 6 for further information regarding our InterContinental agreement.

(11)
On July 23, 2015, we acquired a portfolio of nine extended stay hotels with 1,095 suites located in eight states for an aggregate purchase price of $85,000. We converted these hotels to Sonesta ES Suites® branded hotels and added them to our management agreement with Sonesta. See Notes 6 and 10 for further information regarding this transaction and our Sonesta agreement.

(12)
On October 30, 2015, we acquired the land and certain improvements at a travel center located in Waterloo, NY that we leased from a third party and subleased to TA for an aggregate purchase price of $15,000. These assets were added to one of our leases with TA and TA is now directly leasing these assets from us with rent for these assets now directly paid to us.

(13)
On May 30, 2014, we acquired a 240 room full service hotel located in Fort Lauderdale, FL for a price of $65,000. We converted this hotel to a Sonesta® branded hotel and added it to our Sonesta agreement. See Notes 6 and 10 for further information regarding this transaction and our Sonesta agreement.

In November 2016, we agreed to acquire a full service hotel with 121 rooms located in Seattle, WA for a purchase price of $71,625, excluding acquisition related costs. We expect to add this hotel to our management agreement with InterContinental. See Note 6 for further information regarding our InterContinental agreement.

In December 2016, we entered into an agreement to acquire land adjacent to our Crowne Plaza hotel in Atlanta, GA for a purchase price of $900, excluding acquisition related costs.

Also in December 2016, we terminated a previously announced agreement to acquire a full service hotel with 101 rooms located in Addison, TX for a purchase price of $9,000, excluding acquisition costs.

On February 1, 2017, we acquired a full service hotel with 483 rooms located in Chicago, IL for a purchase price of $85,494, excluding acquisition related costs. We added this Kimpton® branded hotel to our management agreement with InterContinental. See Note 6 for further information regarding our InterContinental agreement.
See Notes 6 and 10 for further information regarding our relationship, agreements and transactions with Sonesta and TA.
Dispositions
At December 31, 2016, our TA branded travel center in Nashville, TN with a carrying value of $6,128 was held for sale. This amount is included in other assets, net in our consolidated balance sheets. See Note 6 for further information relating to our travel center held for sale.
On June 9, 2015, pursuant to our June 2015 transaction agreement with TA, we sold to TA five TA branded travel centers that we owned and leased to TA for $45,042. As a result of this sale, we recorded an $11,015 gain on sale of real estate in 2015.
On April 29, 2014, we sold our Sonesta ES Suites located in Myrtle Beach, SC for net proceeds of $4,288. As a result of this sale, our management agreement with Sonesta for this hotel was terminated and the hotel was removed from our Sonesta agreement.
On August 13, 2013, a travel center located in Roanoke, VA that we leased to TA was taken by eminent domain proceedings brought by the Virginia Department of Transportation, or VDOT, in connection with certain highway construction.

In January 2014, we received proceeds from the VDOT of $6,178, which is a substantial portion of the VDOT’s estimate of the value of the property, and as a result the annual minimum rent payable by TA to us under the then applicable lease decreased by $525, effective January 6, 2014. In November 2014, this property was surrendered to the VDOT. We and TA are challenging the VDOT’s estimate of this property’s value and we expect that the final resolution of this matter will take considerable time.
6. Management Agreements and Leases
As of December 31, 2016, we owned 306 hotels and 198 travel centers, which are included in one of 14 operating agreements. We do not operate any of our properties.
As of December 31, 2016, 303 of our hotels are leased to our TRSs and managed by independent hotel operating companies and three hotels are leased to third parties. As of December 31, 2016, our hotel properties are managed by or leased to separate subsidiaries of Marriott, InterContinental, Sonesta, Wyndham, Hyatt, Carlson, and Morgans under nine agreements. Such hotel agreements have initial terms expiring between 2019 and 2103. Each of these agreements is for between one and 94 of our hotels. In general, the agreements contain renewal options for all, but not less than all, of the affected properties, and the renewal terms total range between 20 to 60 years. Most of these agreements generally require the third party manager or tenant to: (1) make payments to us of minimum returns or minimum rents; (2) deposit a percentage of total hotel sales into reserves established for the regular refurbishment of our hotels, or FF&E reserves; and (3) for our managed hotels, make payments to our TRSs of additional returns to the extent of available cash flows after payment of operating expenses, funding of the FF&E reserves, payment of our minimum returns, payment of certain management fees and replenishment of security deposits or guarantees. Some of the third party managers or tenants or their affiliates have provided deposits or guarantees to secure their obligation to pay us.
Marriott No. 1 agreement.  Our management agreement with Marriott for 53 hotels, or our Marriott No. 1 agreement, provides that as of December 31, 2016 we are to be paid an annual minimum return of $68,636 to the extent that gross revenues of the hotels, after payment of hotel operating expenses and funding of the FF&E reserve, are sufficient to do so.  We do not have any security deposits or guarantees for our minimum returns from the 53 hotels included in our Marriott No. 1 agreement.  Accordingly, the minimum returns we receive from these hotels managed by Marriott are limited to available hotel cash flows after payment of operating expenses and funding of the FF&E reserve.  Marriott’s base and incentive management fees are only earned after we receive our minimum returns. We realized minimum returns of $68,514, $68,154 and $67,719 during the years ended December 31, 2016, 2015 and 2014, respectively, under this agreement.  We also realized additional returns of $10,202 and $3,177 during the years ended December 31, 2016 and 2015, respectively, which represents our share of hotel cash flows in excess of the minimum returns due to us for the period.  We did not realize any additional returns during 2014.
We funded $2,799 for capital improvements at certain of the hotels included in our Marriott No. 1 agreement during the year ended December 31, 2016.  We currently expect to fund $4,000 for capital improvements during 2017. As we fund these improvements, the annual minimum returns payable to us increase by 10% of the amounts funded.
Marriott No. 234 agreement.    Our management agreement with Marriott for 68 hotels, or our Marriott No. 234 agreement, provides that as of December 31, 2016 we are to be paid an annual minimum return of $106,360.  We realized minimum returns of $106,275, $106,146 and $102,823 during the years ended December 31, 2016, 2015 and 2014, respectively, under this agreement.  Pursuant to our Marriott No. 234 agreement, Marriott has provided us with a security deposit to cover minimum return payment shortfalls, if any.  Under this agreement, this security deposit may be replenished and increased up to $64,700 from a share of hotel cash flows in excess of the minimum returns due to us. Marriott’s base and incentive management fees are only earned after we receive our minimum returns. During the year ended December 31, 2016, our available security deposit was replenished by $10,228 from a share of hotel cash flows in excess of the minimum returns due to us for the year.  The available balance of this deposit was $16,480 as of December 31, 2016.  Pursuant to our Marriott No. 234 agreement, Marriott has also provided us with a limited guarantee which expires in 2019 for shortfalls up to 90% of our minimum returns, if and after the available security deposit has been depleted. Marriott was not required to make any guarantee payments to us during the years ended December 31, 2016, 2015 and 2014 because the hotels generated net operating results in excess of the guarantee threshold amount (90% of the minimum returns due to us). The available balance of the guarantee was $30,672 as of December 31, 2016.

We funded $950 for capital improvements at certain of the hotels included in our Marriott No. 234 agreement during the year ended December 31, 2016.  We currently expect to fund $6,500 for capital improvements to certain hotels under our Marriott No. 234 agreement during 2017.  As we fund these improvements, the annual minimum returns payable to us increase by 9% of the amounts funded.

Marriott No. 5 agreement. We lease one hotel in Kauai, HI to Marriott.  This lease is guaranteed by Marriott and we realized $10,116, $10,116 and $10,004 of rent for this hotel during the years ended December 31, 2016, 2015 and 2014, respectively.   The guarantee provided by Marriott with respect to this leased hotel is unlimited. On August 31, 2016, Marriott notified us that it will not exercise its renewal option at the expiration of the current lease term ending on December 31, 2019. Marriott has four renewal options for 15 years each.

InterContinental agreement .  Our management agreement with InterContinental for 94 hotels, or our InterContinental agreement, provides that, as of December 31, 2016, we are to be paid annual minimum returns and rents of $161,789.  We realized minimum returns and rents of $158,464, $146,921 and $139,543 during the years ended December 31, 2016, 2015 and 2014, respectively, under this agreement.  We also realized additional returns under this agreement of $7,013 and $5,134 during the years ended December 31, 2016 and 2015, respectively, from our share of hotel cash flows in excess of our minimum returns and rents due to us for such year.  We did not realize any additional returns during 2014.

Pursuant to our InterContinental agreement, InterContinental has provided us with a security deposit to cover minimum payment shortfalls, if any.  Under this agreement, InterContinental is required to maintain a minimum security deposit of $37,000 and this security deposit may be replenished and increased up to $100,000 from a share of future cash flows from the hotels in excess of our minimum returns and rents.

During the year ended December 31, 2016, the available security deposit was replenished by $16,531 from a share of the hotels' cash flows in excess of the minimum payments due to us for the year.  The available balance of this security deposit was $72,747 as of December 31, 2016.

On March 16, 2016, we amended our InterContinental agreement in connection with our acquisition of the Kimpton Hotel Monaco located in Portland, OR. See Note 5 for further information regarding this acquisition. As a result of the amendment, the annual minimum returns due to us increased by an aggregate of 8% of our investment in the hotel ($9,120) and InterContinental provided us $9,000 to supplement the existing security deposit.

On February 1, 2017, we further amended our InterContinental agreement in connection with our acquisition of the Kimpton Hotel Allegro located in Chicago, IL. See Note 5 for further information regarding this acquisition. As a result of the amendment, the annual minimum returns due to us increased by an aggregate of 8% of our investment in the hotel ($6,873) and InterContinental provided us $6,873 to supplement the existing security deposit.

We funded $18,137 for capital improvements to certain of the hotels under our InterContinental agreement during the year ended December 31, 2016.  We currently expect to fund $5,825 for capital improvements to certain hotels under our InterContinental agreement during 2017.  As we fund these improvements, the annual minimum returns and rents payable to us increase by 8% of the amounts funded.

Sonesta agreement. As of December 31, 2016, Sonesta managed nine of our full service hotels and 25 of our limited service hotels pursuant to management agreements for each of the hotels, which we refer to collectively as our Sonesta agreement, and a pooling agreement, which combines those management agreements for purposes of calculating gross revenues, payment of hotel operating expenses, payment of fees and distributions and minimum returns due to us. See Notes 5 and 10 for further information regarding our relationship, agreements and transactions with Sonesta.
Our Sonesta agreement provides that we are paid a fixed annual minimum return equal to 8% of our invested capital, as defined therein, which was $90,171, as of December 31, 2016, if gross revenues of the hotels, after payment of hotel operating expenses and management and related fees (other than Sonesta’s incentive fee, if applicable), are sufficient to do so. Our Sonesta agreement further provides that we are paid an additional return based upon operating profits, as defined therein, after payment of Sonesta’s incentive fee, if applicable. We realized returns of $59,618, $50,442 and $30,918 during the years ended December 31, 2016, 2015 and 2014, respectively, under our Sonesta agreement. We do not have any security deposits or guarantees for our Sonesta hotels. Accordingly, the returns we receive from our Sonesta hotels are limited to available hotel cash flows after payment of operating expenses.
Our Sonesta agreement provides that Sonesta is entitled to receive, after payment of hotel operating expenses, a base management fee equal to 3% of gross revenues for our full service Sonesta hotels and 5% of gross revenues for our limited service Sonesta hotels. Additionally, Sonesta is entitled to a reservation fee equal to 1.5% of gross room revenues, as defined in the management agreements, a system fee for centralized services of 1.5% of gross revenues, a procurement and construction supervision fee equal to 3% of third party costs of capital expenditures and an incentive management fee equal to 20% of operating profits remaining after reimbursement to us and to Sonesta of certain advances and payment of our minimum returns. Sonesta’s incentive management fee, but not its other fees, is earned only after our minimum returns are paid. We incurred base management, reservation and system fees and reimbursement costs for certain guest loyalty, marketing program and third party reservation transmission fees of $24,194, $21,482 and $17,800 for the years ended December 31, 2016, 2015 and 2014, respectively, under our Sonesta agreement. In addition, we recognized procurement and construction supervision fees of $1,468, $1,607 and $3,309 for the years ended December 31, 2016, 2015 and 2014, respectively, under our Sonesta agreement. These amounts are included in hotel operating expenses or have been capitalized, as appropriate, in our consolidated financial statements.
Under our Sonesta agreement, the costs incurred by Sonesta for advertising, marketing, promotional and public relations programs and campaigns, including “frequent stay” rewards programs, for the benefit of our Sonesta hotels are subject to reimbursement by us or are otherwise treated as hotel operating expenses, subject to our approval.
Our Sonesta agreement does not require FF&E escrow deposits, but do require us to fund capital expenditures that we approve at our Sonesta hotels. We funded $54,105, $56,649 and $115,836 for renovations and other capital improvements to hotels included in our Sonesta agreement during the years ended December 31, 2016, 2015 and 2014, respectively. We currently expect to fund $35,800 for renovations and other capital improvements during the year ending December 31, 2017. We owed Sonesta $2,416, $3,968 and $5,250 for capital expenditure reimbursements and for a previously estimated overpayment of minimum returns advanced at December 31, 2016, 2015 and 2014, respectively. Amounts due from Sonesta are included in due from related persons and amounts owed to Sonesta are included in due to related persons in our consolidated balance sheets, respectively.
Our Sonesta agreement expires in January 2037, and will be extended automatically for up to two successive 15 year renewal terms unless Sonesta elects not to renew the management agreements. We generally have the right to terminate our Sonesta agreement after three years without cause upon payment of a termination fee. We also have the right to terminate our Sonesta agreement without a termination fee if our minimum return is less than 6% of our invested capital during any three of four applicable consecutive years. Both we and Sonesta have the right to terminate our Sonesta agreement upon a change of control, as defined therein, of the other party, and under certain other circumstances that, in the case of termination by Sonesta, may require the payment of a termination fee. Under our Sonesta agreement, the termination fee is an amount equal to the present value of the payments that would have been made to Sonesta as a base management fee, reservation fee, system fee and incentive fee, each as defined therein, between the date of termination of the applicable agreement and the scheduled expiration date of the term that was remaining prior to such termination, which present value is calculated based upon the average of each of such fees earned in each of the three years ended prior to the date of termination, discounted at an annual rate equal to 8%.
On January 4, 2016, we and Sonesta amended our Sonesta agreement and pooling agreement. Pursuant to the amendment, a hotel may be designated as “non-economic” under the applicable Sonesta agreement and removed from our Sonesta agreement and subject to sale, and we have an early termination right under each of our Sonesta agreement if the applicable hotel does not meet certain criteria for the stipulated measurement period. These stipulated measurement periods begin on the later of January 1, 2017 and January 1st of the year beginning at least 18 months following the effective date of the applicable management agreement.
See Note 5 for information regarding the effects of certain of our property acquisitions and dispositions on our management agreements and leases with Sonesta.
Wyndham agreements.  Our management agreement with Wyndham for 22 hotels, or our Wyndham agreement, provides that as of December 31, 2016, we are to be paid annual minimum returns of $26,997.  We realized returns of $26,725, $26,340 and $25,590 during the years ended December 31, 2016, 2015 and 2014, respectively, under this agreement.  Pursuant to our Wyndham agreement, Wyndham has provided us with a guarantee which is limited to $35,656 ($1,090 remaining at December 31, 2016), subject to an annual payment limit of $17,828, and expires on July 28, 2020.  During the years ended December 31, 2016, 2015 and 2014 Wyndham made $2,918, $2,574 and $7,581, respectively, of guaranty payments to us.

We also lease 48 vacation units in one of our hotels to Wyndham Vacation Resorts, Inc., a subsidiary of Wyndham, or Wyndham Vacation, which requires annual minimum rents to us as of December 31, 2016 of $1,407.  The guarantee provided by Wyndham with respect to the Wyndham Vacation lease for part of one hotel is unlimited.  We realized rents of $1,373, $1,333 and $1,294 during the years ended December 31, 2016, 2015 and 2014, respectively, under our Wyndham Vacation lease agreement.

Under our Wyndham agreement, the FF&E reserve funding required for all hotels included in the agreement is subject to available cash flows after payment of our minimum return.  The reserve amount was 4% of total hotel sales in 2016 and increases to 5% of total hotel sales in 2017 through the end of the agreement term in 2038. No FF&E escrow deposits were made during the year ended December 31, 2016 due to insufficient available cash flows generated at these hotels.

We funded $4,843 for capital improvements to certain hotels included in our Wyndham agreement during the year ended December 31, 2016. We currently expect to fund $11,100 for capital improvements in 2017. As we fund these improvements, the annual minimum returns payable to us increase by 8% of the amounts funded.

Morgans agreement.  We historically leased The Clift Hotel in San Francisco, California to a subsidiary of Morgans. By its terms this historical lease expired in 2103 and required annual rent to us of $7,595, which amount was scheduled to increase on October 14, 2019 and every five years thereafter based upon consumer price index increases of no less than 10% and no more than 20% at the time of each increase. Although this historical lease would have qualified as a direct financing lease under GAAP, we recognized the rental income we received from Morgans on a cash basis because of uncertainty regarding our collection of future rent increases. In December 2016, we notified Morgans that the closing of its merger with SBE Entertainment Group LLC, or SBE, without our consent was a breach of its lease obligations and shortly thereafter we commenced an unlawful detainer action in the California state courts to compel Morgans and SBE to surrender possession of this hotel to us. We are currently pursuing this litigation and simultaneously having discussions with Morgans and SBE regarding this hotel. The outcome of this pending litigation and our discussions with Morgans and SBE is not assured, but we believe Morgans may surrender to us possession of this hotel or that the court will determine that Morgans and SBE have breached the historical lease. We also believe that this hotel may require substantial capital investment to remain competitive in its market. The continuation of our dispute with Morgans and SBE is causing us to incur legal fees. Despite the continuation of this dispute, Morgans has paid the rents due to us in January and February 2017; however we believe that we may suffer some loss of future rent from this hotel, at least until this hotel is renovated and properly operated.
TA leases.  As of December 31, 2016, we leased to TA a total of 198 travel centers under five leases, and the number of travel centers leased, the term, the annual minimum rent and the deferred rent balance owed under each of these leases were as follows:

	Number of Travel Centers	Initial Term End (1)	Annual Minimum Rent as of December 31, 2016	Deferred Rent (2)
TA No. 1 Lease	40	December 31, 2029	$51,435	$27,421
TA No. 2 Lease	40	December 31, 2028	52,327	29,107
TA No. 3 Lease	39	December 31, 2026	52,665	29,324
TA No. 4 Lease	39	December 31, 2030	50,117	21,233
TA No. 5 Lease	40	June 30, 2032	67,573	42,915
	198		$274,117	$150,000

(1)	TA has two renewal options of 15 years each under each of our TA leases.

(2)
Pursuant to a rent deferral agreement with TA, from July 2008 through December 31, 2010, we deferred a total of $150,000 of rent payable by TA, which remained outstanding as of December 31, 2016. This deferred rent obligation was subsequently allocated among our TA leases and is due at the end of the initial terms of the respective leases as noted above, except for our TA No. 5 lease, in which case the applicable deferred rent is due and payable on June 30, 2024. These deferred rent obligations are subject to acceleration at our option upon an uncured default or a change in control of TA, each as provided under our TA leases.

Our TA leases are “triple net” leases that require TA to pay all costs incurred in the operation of the leased travel centers, including personnel, utility, inventory, customer service and insurance expenses, real estate and personal property taxes, environmental related expenses, underground storage tank removal costs and ground lease payments at those travel centers at which we lease the property and sublease it to TA. Our TA leases generally require TA to indemnify us for certain environmental matters and for liabilities that arise during the terms of the leases from ownership or operation of the leased travel centers. In addition, TA is obligated to pay us at lease expiration an amount equal to an estimate of the cost of removing underground storage tanks on the leased properties. TA has granted to us in our TA leases a right of first refusal to acquire or finance any travel center that TA determines to acquire.
Our TA leases do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components. Under our TA leases, TA may request that we fund capital improvements in return for increases in TA’s annual minimum rent according to the following formula: the annual minimum rent is increased by an amount equal to the amount funded by us multiplied by the greater of (1) 8.5% or (2) a benchmark U.S. Treasury interest rate plus3.5%. TA is not obligated to request and we are not obligated to fund any such improvements. We funded $109,926,

$99,896 and $66,133 during the years ended December 31, 2016, 2015 and 2014, respectively, for capital improvements to our travel center properties and, as a result, TA’s annual minimum rent payable to us increased by $9,344, $8,491 and $5,621, respectively. We currently expect to fund $80,700 for renovations and other capital improvements to our travel centers during 2017.
We recognized rental income of $279,175, $250,582 and $225,394 for the years ended December 31, 2016, 2015 and 2014, respectively, under our TA leases. Rental income for the years ended December 31, 2016, 2015 and 2014 includes $13,132, $9,100 and $1,580, respectively, of adjustments necessary to record the deferred rent obligations under our TA leases and the estimated future payments to us by TA for the cost of removing underground storage tanks, in each case on a straight line basis. As of December 31, 2016 and 2015, we had receivables for current rent amounts owed to us by TA and straight line rent adjustments of $65,332 and $50,987, respectively. These amounts are included in due from related persons in our consolidated balance sheets. On June 9, 2015, we began recognizing the deferred rent obligations under our TA leases as rental income on a straight line basis over the remaining initial terms of the respective leases because we believe the future payment of these amounts to us by TA is reasonably assured.
In addition to the payment of annual minimum rent, our TA Nos. 1, 2, 3, and 4 leases provide for payment to us of percentage rent, beginning in 2016, based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2015 non-fuel revenues) and our TA No. 5 lease provides for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2012 non-fuel revenues). We waived $372, $1,121 and $624 of percentage rent under our TA No. 5 lease for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we have cumulatively waived all of the $2,500 of percentage rent we previously agreed to waive. The total amount of percentage rent from TA that we recognized (which is net of the waived amount) was $1,303, $2,048 and $2,896 for the years ended December 31, 2016, 2015 and 2014, respectively.
See Note 5 for further information regarding the effects of certain of our property acquisitions and dispositions on our leases with TA.
As of December 31, 2016, the average remaining current terms of our management agreements and leases with parties other than our TRSs, weighted based on minimum returns or rents, was approximately 15.2 years. As of December 31, 2016, our leases with parties other than our TRSs provide for contractual minimum rents to be paid to us during the remaining current terms as follows:

2017	$301,188
2018	301,232
2019	301,466
2020	291,966
2021	291,484
Thereafter	4,123,801
Total	$5,611,137

7. Business and Property Management Agreements with RMR LLC
We have no employees. The personnel and various services we require to operate our business are provided to us by RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally, and (2) a property management agreement, which relates to our property level operations of the office building component of one of our hotels. See Note 10 for further information regarding our relationship, agreements and transactions with RMR LLC.
Fees. Our management agreements with RMR LLC provide for an annual base management fee, an annual incentive management fee and property management and construction supervision fees, payable in cash:

•	Base Management Fee. The annual base management fee payable to RMR LLC by us for each applicable period is equal to the lesser of:

◦
the sum of (a) 0.7% of the average aggregate historical cost of our real estate investments up to $250,000, plus (b) 0.5% of the average aggregate historical cost of our real estate investments exceeding $250,000; and

◦
the sum of (a) 0.7% of the average closing price per share of our common shares on the applicable stock exchange on which such shares are principally traded, during such period, multiplied by the average number of our common shares outstanding during such period, plus the daily weighted average of the aggregate liquidation preference of each class of our preferred shares outstanding during such period, plus the daily weighted average of the aggregate principal amount of our consolidated indebtedness during such period, or, together, our Average Market Capitalization, up to $250,000, plus (b) 0.5% of our Average Market Capitalization exceeding $250,000.

The average aggregate historical cost of our real estate investments includes our consolidated assets invested, directly or indirectly, in equity interests in or loans secured by real estate and personal property owned in connection with such real estate (including acquisition related costs and costs which may be allocated to intangibles or are unallocated), all before reserves for depreciation, amortization, impairment charges or bad debts or other similar non-cash reserves.

•	Incentive Fee. The incentive fee which may be earned by RMR LLC for an annual period is calculated as follows:

◦	An amount, subject to a cap based on the value of our common shares outstanding, equal to 12% of the product of:

-	our equity market capitalization on the last trading day of the year immediately prior to the relevant measurement period, and

-
the amount (expressed as a percentage) by which the total returns per share realized by our common shareholders (i.e., share price appreciation plus dividends) exceeds the total shareholder return of the SNL U.S. REIT Hotel Index (in each case subject to certain adjustments) for the relevant measurement period.

◦
The measurement periods are generally three year periods ending with the year for which the incentive fee is being calculated, with shorter periods applicable in the case of the calculation of the incentive fee for 2015 (two years) and 2014 (one year).

◦
The benchmark return per share is adjusted if our total return per share exceeds 12% per year in any measurement period and, generally, no incentive management fee is payable by us unless our total return per share during the measurement period is positive.

◦
The incentive management fee is subject to a cap equal to the value of 1.5% of the number of our common shares then outstanding multiplied by the average closing price of our common shares during the 10 consecutive trading days having the highest average closing prices during the final 30 trading days of the relevant measurement period.

◦
If our financial statements are restated due to material non-compliance with any financial reporting requirements under the securities laws as a result of the bad faith, fraud, willful misconduct or gross negligence of RMR LLC, for one or more periods in respect of which RMR LLC received an incentive management fee, the incentive management fee payable with respect to periods for which there has been a restatement shall be recalculated by, and approved by a majority vote of, our Independent Trustees, and RMR LLC may be required to pay us an amount equal to the value in excess of that which RMR LLC would have received based upon the incentive management fee as recalculated, either in cash or our common shares.

•
Property Management and Construction Supervision Fees. The property management fees payable to RMR LLC by us for each applicable period are equal to 3% of gross collected rents and the construction supervision fees payable to RMR LLC by us for each applicable period are equal to 5% of construction costs for the office building component of one of our hotels that is subject to our property management agreement with RMR LLC.

Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $36,802, $37,331 and $37,509 for the years ended December 31, 2016, 2015 and 2014, respectively. The net business management fees we recognized are included in general and administrative expenses in our consolidated statements of comprehensive income for these periods. The net business management fees we recognized for the years ended December 31, 2016 and 2015 reflect a reduction of $3,585 and $2,038, respectively, for the amortization of the liability we recorded in connection with the Up-C Transaction, as further described in Note 2 under “—Available for sale securities”.

In accordance with the then applicable terms of our business management agreement, we issued 63,119 of our common shares to RMR LLC for the period from January 1, 2015 through May 31, 2015, and we issued 119,664 of our common shares to RMR LLC for the year ended December 31, 2014, in each case as payment for a part of the business management fee we recognized for the applicable period. Beginning June 1, 2015, all management fees under our business management agreement are paid in cash.
Pursuant to our business management agreement, in January 2017 and 2016, we paid RMR LLC an incentive fee of $52,407 and $62,263 for the years ended December 31, 2016 and 2015, respectively. No incentive fee was payable to RMR LLC for the year ended December 31, 2014. In accordance with the then applicable terms of our business management agreement, in March 2014, we issued 102,536 of our common shares to RMR LLC in payment of the incentive fee due to RMR LLC for the year ended December 31, 2013.
Pursuant to our property management agreement with RMR LLC, we recognized aggregate net property management and construction supervision fees of $64, $33 and $41 for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts are included in hotel operating expenses in our consolidated statements of comprehensive income.
Expense Reimbursement. We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf. Our property level operating expenses are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. We reimbursed RMR LLC $171, $134 and $75 for property management related expenses related to the office building component of one of our hotels for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts are included in hotel operating expenses in our consolidated statements of comprehensive income for these periods. We are generally not responsible for payment of RMR LLC’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC employees assigned to work exclusively or partly at the office building component of one of our hotels, our share of the wages, benefits and other related costs of centralized accounting personnel and our share of RMR LLC’s costs for providing our internal audit function. Our Audit Committee appoints our Director of Internal Audit and our Compensation Committee approves the costs of our internal audit function. The amounts recognized as expense for internal audit costs were $235, $254 and $281 for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts are included in general and administrative expenses in our consolidated statements of comprehensive income for these periods.
Term. Our management agreements with RMR LLC have terms that end on December 31, 2036, and automatically extend on December 31st of each year for an additional year, so that the terms of our management agreements thereafter end on the 20th anniversary of the date of the extension.
Termination Rights. We have the right to terminate one or both of our management agreements with RMR LLC: (1) at any time on 60 days’ written notice for convenience, (2) immediately on written notice for cause, as defined therein, (3) on 60 days’ written notice given within 60 days after the end of an applicable calendar year for a performance reason, as defined therein, and (4) by written notice during the 12 months following a change of control of RMR LLC, as defined therein. RMR LLC has the right to terminate the management agreements for good reason, as defined therein.
Termination Fee. If we terminate one or both of our management agreements with RMR LLC for convenience, or if RMR LLC terminates one or both of our management agreements for good reason, we have agreed to pay RMR LLC a termination fee in an amount equal to the sum of the present values of the monthly future fees, as defined therein, for the terminated management agreement(s) for the term that was remaining prior to such termination, which, depending on the time of termination would be between 19 and 20 years. If we terminate one or both of our management agreements with RMR LLC for a performance reason, we have agreed to pay RMR LLC the termination fee calculated as described above, but assuming a 10 year term was remaining prior to the termination. We are not required to pay any termination fee if we terminate our management agreements with RMR LLC for cause or as a result of a change of control of RMR LLC.
Transition Services. RMR LLC has agreed to provide certain transition services to us for 120 days following an applicable termination by us or notice of termination by RMR LLC, including cooperating with us and using commercially reasonable efforts to facilitate the orderly transfer of the management and real estate investment services provided under our business management agreement and to facilitate the orderly transfer of the management of the managed properties, as applicable.
Vendors. Pursuant to our management agreements with RMR LLC, RMR LLC may from time to time negotiate on our behalf with certain third party vendors and suppliers for the procurement of goods and services to us. As part of this arrangement, we may enter agreements with RMR LLC and other companies to which RMR LLC provides management services for the purpose of obtaining more favorable terms from such vendors and suppliers.

8. Indebtedness
Our principal debt obligations at December 31, 2016 were: (1) our $191,000 of outstanding borrowings under our $1,000,000 revolving credit facility; (2) our $400,000 term loan; (3) an aggregate outstanding principal amount of $2,600,000 of public issuances of senior notes; and (4) our public issuance of $8,478 outstanding principal amount of convertible senior notes.
Our $1,000,000 revolving credit facility is available for general business purposes, including acquisitions.  The maturity date of our revolving credit facility is July 15, 2018 and, subject to our payment of an extension fee and meeting other conditions, we have the option to extend the stated maturity date of our revolving credit facility by one year to July 15, 2019. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. We are required to pay interest on borrowings under our revolving credit facility at an annual rate of LIBOR plus a premium, which was 110 basis points as of December 31, 2016. We also pay a facility fee on the total amount of lending commitments, which was 20 basis points per annum at December 31, 2016 under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings.  As of December 31, 2016, the annual interest rate for the amount outstanding under our revolving credit facility was 1.87%. The weighted average annual interest rate for borrowings under our unsecured revolving credit facility was 1.60%, 1.30% and 1.25% for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016 and February 28, 2017, we had $191,000 and $60,000 outstanding and $809,000 and $940,000 available under our revolving credit facility, respectively.

Our revolving credit facility is governed by a credit agreement with a syndicate of institutional lenders, which also governs our term loan. Our $400,000 term loan, which matures on April 15, 2019, is prepayable without penalty at any time.  We are required to pay interest on the amounts under our term loan at a rate of LIBOR plus a premium, which was 120 basis points as of December 31, 2016.  The interest rate premium is subject to adjustment based on changes to our credit ratings.  As of December 31, 2016, the annual interest rate for the amount outstanding under our term loan was 1.82%. The weighted average annual interest rate for borrowings under our term loan was 1.68% 1.39% and 1.36% for the years ended December 31, 2016, 2015 and 2014, respectively.

Our credit agreement also includes a feature under which maximum aggregate borrowings may be increased to up to $2,300,000 on a combined basis in certain circumstances.  Our credit agreement and our notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business manager. Our credit agreement and our senior notes indentures and their supplements also contain a number of covenants, including covenants that restrict our ability to incur debts or to make distributions under certain circumstances and generally require us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of our credit agreement and our senior notes indentures and their supplements at December 31, 2016.

On February 3, 2016, we issued $750,000 aggregate principal amount of senior notes in public offerings, which included $400,000 aggregate principal amount of 4.25% senior notes due 2021 and $350,000 aggregate principal amount 5.25% senior notes due 2026.  Net proceeds from these offerings were $731,506 after original issue discounts and offering expenses.
On March 11, 2016, we redeemed at par all of our outstanding 6.30% senior notes due 2016 for a redemption price equal to the principal amount of $275,000, plus accrued and unpaid interest (an aggregate of $279,139). As a result of the redemption, we recorded a loss on early extinguishment of debt of $70 in the year ended December 31, 2016, which represented the unamortized discounts and issuance costs of these notes.
On September 26, 2016, we redeemed at par all of our outstanding 5.625% senior notes due 2017 for a redemption price equal to the principal amount of $300,000, plus accrued and unpaid interest (an aggregate of $300,516). As a result of the redemption, we recorded a loss on early extinguishment of debt of $158 in the year ended December 31, 2016, which represented the unamortized discounts and issuance costs of these notes.
On January 13, 2017, we issued $600,000 aggregate principal amount of senior notes in public offerings, which included $200,000 aggregate principal amount of 4.500% senior notes due 2023 and $400,000 aggregate principal amount 4.950% senior notes due 2027.  Net proceeds from these offerings were $594,244 after discounts and expenses.

All of our senior notes are prepayable at any time prior to their maturity date at par plus accrued interest plus a premium equal to a make whole amount, as defined, generally designed to preserve a stated yield to the noteholder. Interest on all of our senior notes is payable semi-annually in arrears.
None of our debt obligations require sinking fund payments prior to their maturity dates.
The required principal payments due during the next five years and thereafter under all our outstanding debt at December 31, 2016 are as follows:

2017	$—
2018	541,000
2019	400,000
2020	—
2021	400,000
Thereafter	1,858,478	(1)
	$3,199,478
________________________________________

(1)
Includes our $8,478 convertible senior notes due 2027. Holders of our convertible senior notes may require us to repurchase all or a portion of the notes on March 15, 2017 and March 15, 2022, or upon the occurrence of certain change in control events.

9. Income Taxes
Our provision for income taxes consists of the following:

	For the Year Ended December 31,
	2016	2015	2014
Current:
Federal	$—	$—	$5
State	1,631	1,435	1,647
Foreign	2,380	200	150
	4,011	1,635	1,802
Deferred:
Foreign	9	(69)	143
	9	(69)	143
	$4,020	$1,566	$1,945
A reconciliation of our effective tax rate and the U.S. Federal statutory income tax rate is as follows:

	For the Year Ended December 31,
	2016	2015	2014
Taxes at statutory U.S. federal income tax rate	35%	35%	35%
Nontaxable income of HPT	(35)%	(35)%	(35)%
State and local income taxes, net of federal tax benefit	0.8%	0.8%	1.0%
Foreign taxes	1.0%	0.1%	0.1%
Change in valuation allowance	0.8%	3.7%	4.0%
Other differences, net	(0.8)%	(3.7)%	(3.9)%
Effective tax rate	1.8%	0.9%	1.2%

Deferred income tax balances reflect the net tax effects of temporary differences between the carrying amounts of certain of our assets and liabilities in our consolidated balance sheets and the amounts used for income tax purposes and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. Significant components of our deferred tax assets and liabilities are as follows:

	For the Year Ended December 31,
	2016	2015
Deferred tax assets:
Tax credits	$11,727	$11,877
Tax loss carryforwards	129,808	130,314
Other	3,686	3,723
	145,221	145,914
Valuation allowance	(144,593)	(145,259)
	628	655
Deferred tax liabilities:
Property basis difference	(9,086)	(9,104)
Net deferred tax liabilities	$(8,458)	$(8,449)
Net deferred tax liabilities are included in accounts payable and other liabilities in the accompanying consolidated balance sheets.
On January 31, 2007, we succeeded to certain tax attributes in connection with our acquisition of TravelCenters of America, Inc., including net operating loss carryforwards and tax credit carryforwards. At December 31, 2016 and 2015, we had a net deferred tax asset, prior to any valuation allowance, of $61,173 and $61,444, respectively, related to these carryover tax attributes. Because of the uncertainty surrounding our ability to realize the future benefit of these assets we have provided a 100% valuation allowance as of December 31, 2016 and 2015. As of December 31, 2016 these carryover tax attributes consist of: (i) net operating loss carryforwards for federal income tax purposes of approximately $136,420 which begin to expire in 2026 if unused, (ii) alternative minimum tax credit carryforwards of $4,430 which do not expire, and (iii) general business tax credits of $6,283 which began to expire in 2009. The utilization of these tax loss carryforwards and tax credits is subject to limitations under Section 382 of the IRC.
At December 31, 2016 and 2015, our consolidated TRS had a net deferred tax asset, prior to any valuation allowance, of $77,387 and $78,349 respectively, which consists primarily of the tax benefit of net operating loss carryforwards and tax credits. Because of the uncertainty surrounding our ability to realize the future benefit of these assets, we have provided a 100% valuation allowance as of December 31, 2016 and 2015. As of December 31, 2016, our consolidated TRS had net operating loss carryforwards for federal income tax purposes of approximately $202,089 which begin to expire in 2023 if unused.

10. Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. RMR LLC is a subsidiary of RMR Inc. One of our Managing Trustees, Adam Portnoy, is a managing director, president and chief executive officer and controlling shareholder (through ABP Trust) of RMR Inc. and an officer of RMR LLC. Our other Managing Trustee, Barry Portnoy, is a managing director, officer and controlling shareholder (through ABP Trust) of RMR Inc. and an officer of RMR LLC. ABP Trust is owned by Adam Portnoy and Barry Portnoy. Adam Portnoy and Barry Portnoy also own class A membership units of RMR LLC (through ABP Trust). Each of our executive officers is also an officer of RMR LLC, including Ethan Bornstein, the son-in-law of Barry Portnoy and the brother-in-law of Adam Portnoy. Certain of TA’s and Sonesta’s executive officers are officers of RMR LLC. Our Independent Trustees also serve as independent directors or independent trustees of other companies to which RMR LLC or its affiliates provide management services. Barry Portnoy serves as a managing director or managing trustee of all of the public companies to which RMR LLC or its affiliates provide management services and Adam Portnoy serves as a managing trustee of a majority of those companies. In addition, officers of RMR LLC and RMR Inc. serve as our officers and officers of other companies to which RMR LLC or its affiliates provide management services. See Note 7 for further information regarding our relationship with RMR LLC.

Our Manager, RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally, and (2) a property management agreement, which relates to our property level operations of the office building component of one of our hotels. See Note 7 for further information regarding our management agreements with RMR LLC.
Lease With RMR LLC. We lease office space to RMR LLC in the office building component of one of our hotels. Pursuant to our lease agreement with RMR LLC, we recognized rental income from RMR LLC for leased office space of $35, $34 and zero for the years ended December 31, 2016, 2015 and 2014, respectively. Our office space lease with RMR LLC is terminable by RMR LLC if our management agreements with RMR LLC are terminated.
Share Awards to RMR LLC Employees. We have historically granted share awards to certain RMR LLC employees under our equity compensation plans. During the years ended December 31, 2016, 2015 and 2014, we awarded to our officers and other employees of RMR LLC annual share grants of 79,100, 76,250 and 79,725 of our common shares, respectively, valued at $2,260, $1,957 and $2,272, respectively, based upon the closing price of our common shares on the applicable stock exchange on which our common shares were listed on the dates of grant. One fifth of these awards vested on the applicable grant dates and one fifth vests on each of the next four anniversaries of the grant dates. These awards to RMR LLC employees are in addition to the share awards granted to Adam Portnoy and Barry Portnoy as Managing Trustees and the fees we paid to RMR LLC. During 2016 and 2015, we purchased some of our common shares from certain of our officers and other employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. See Note 4 for further information regarding these purchases.
Acquisition of Interest in RMR LLC. On June 5, 2015, we and three other REITs to which RMR LLC provides management services - Government Properties Income Trust, Select Income REIT and Senior Housing Properties Trust, or GOV, SIR and SNH collectively, the Other REITs - participated in a transaction, or the Up-C Transaction, by which we and the Other REITs each acquired shares of class A common stock of RMR Inc. The Up-C Transaction was completed pursuant to a transaction agreement by and among us, RMR LLC, its then sole member, ABP Trust, and RMR Inc. and similar transaction agreements that each Other REIT entered into with RMR LLC, ABP Trust and RMR Inc. As part of the Up-C Transaction and concurrently with entering into the transaction agreements, on June 5, 2015, among other things:

•	We contributed 1,490,000 of our common shares and $12,622 in cash to RMR Inc. and RMR Inc. issued 5,019,121 shares of its class A common stock to us.

•	We agreed to distribute approximately half of the shares of class A common stock of RMR Inc. issued to us in the Up-C Transaction to our shareholders as a special distribution.

•
We entered into amended and restated business and property management agreements with RMR LLC which, among other things, amended the term, termination and termination fee provisions of those agreements. See Note 7 for further information regarding our management agreements with RMR LLC.

•
We entered into a registration rights agreement with RMR Inc. covering the shares of class A common stock of RMR Inc. issued to us in the Up-C Transaction, pursuant to which we received demand and piggyback registration rights, subject to certain limitations.

•
We entered into a lock up and registration rights agreement with ABP Trust, Adam Portnoy and Barry Portnoy pursuant to which they agreed not to transfer the 1,490,000 of our common shares ABP Trust received in the Up-C Transaction for a 10 year period ending on June 5, 2025 and we granted them certain registration rights, subject, in each case, to certain exceptions.

Each Other REIT participated in the Up-C Transaction in a similar manner. After giving effect to the Up-C Transaction, RMR LLC became a subsidiary of RMR Inc. and RMR Inc. became the managing member of RMR LLC.
Pursuant to the transaction agreements for the Up-C Transaction, on December 14, 2015, we distributed 2,515,344 shares of class A common stock of RMR Inc. to our shareholders as a special distribution, which represented approximately half of the shares of class A common stock of RMR Inc. issued to us in the Up-C Transaction; each Other REIT also distributed approximately half of the shares of class A common stock of RMR Inc. issued to it in the Up-C Transaction to its respective shareholders. RMR Inc. facilitated these distributions by filing a registration statement with the SEC to register the shares of class A common stock of RMR Inc. being distributed and by listing those shares on Nasdaq. In connection with this distribution, we recognized a non cash loss of $36,773 in the fourth quarter of 2015 as a result of the closing price of the class A common stock of RMR Inc. being lower than our carrying amount per share on the distribution date. See Notes 2 and 14 for information regarding the fair value of our investment in RMR Inc. as of December 31, 2016.
Through their ownership of class A common stock of RMR Inc., class B-1 common stock of RMR Inc., class B-2 common stock of RMR Inc. and class A membership units of RMR LLC, as of December 31, 2016, Adam Portnoy and Barry Portnoy in aggregate hold, directly and indirectly, a 51.9% economic interest in RMR LLC and control 91.5% of the voting power of outstanding capital stock of RMR Inc. We currently hold 2,503,777 shares of class A common stock of RMR Inc.
TA. TA was our 100% owned subsidiary until we distributed its common shares to our shareholders in 2007. TA is our largest tenant and property operator, leasing 36% of our gross carrying value of real estate properties as of December 31, 2016. We are TA’s largest shareholder; as of December 31, 2016, we owned 3,420,000 common shares, representing approximately 8.7% of TA’s outstanding common shares.
One of our Managing Trustees, Barry Portnoy, is a managing director of TA. Thomas O’Brien, the other managing director and the president and chief executive officer of TA, is also an officer of RMR LLC, and was an executive officer of ours until 2007. TA’s executive vice president, chief financial officer and treasurer and executive vice president and general counsel are also officers of RMR LLC. RMR LLC provides management services to both us and TA.
Spin-Off Transaction Agreement. In connection with TA’s spin-off, we entered a transaction agreement with TA and RMR LLC, pursuant to which TA granted us a right of first refusal to purchase, lease, mortgage or otherwise finance any interest TA owns in a travel center before it sells, leases, mortgages or otherwise finances that travel center to or with another party, and TA also granted us and any other company managed by RMR LLC a right of first refusal to acquire or finance any real estate of the types in which we or they invest before TA does. TA also agreed that for so long as TA is a tenant of ours it will not permit: the acquisition by any person or group of beneficial ownership of 9.8% or more of the voting shares or the power to direct the management and policies of TA or any of its subsidiary tenants or guarantors under its leases with us; the sale of a material part of the assets of TA or any such tenant or guarantor; or the cessation of certain continuing directors constituting a majority of the board of directors of TA or any such tenant or guarantor. TA also agreed not to take any action that might reasonably be expected to have a material adverse impact on our ability to qualify as a REIT and to indemnify us for any liabilities we may incur relating to TA’s assets and business.
Lease Arrangements. We lease all 198 of our travel centers to TA under the TA leases. We have also engaged in other transactions with TA, including in connection with the Transaction Agreement that we entered into with TA on June 1, 2015.
See Notes 5 and 6 for further information regarding our relationships, agreements and transactions with TA.
Sonesta. Sonesta is a private company owned by our Managing Trustees, Adam Portnoy and Barry Portnoy, who also serve as Sonesta’s directors. Sonesta’s chief executive officer and chief financial officer are officers of RMR LLC. Certain other officers and employees of Sonesta are former employees of RMR LLC. RMR LLC also provides certain services to Sonesta. As of December 31, 2016, Sonesta managed 34 of our hotels pursuant to our management agreements and pooling agreement with Sonesta. See Notes 5 and 6 for further information regarding our relationships, agreements and transactions with Sonesta.
AIC. We, ABP Trust, TA and four other companies to which RMR LLC provides management services currently own AIC, an Indiana insurance company, in equal amounts and are parties to an amended and restated shareholders agreement regarding AIC.
All of our Trustees and all of the trustees and directors of the other AIC shareholders currently serve on the board of directors of AIC. RMR LLC provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Pursuant to this agreement, AIC pays RMR LLC a service fee equal to 3% of the total annual earned premiums payable under then active policies issued or underwritten by AIC or by a vendor or an agent of AIC on its behalf or in furtherance of AIC’s business.
We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC. We paid aggregate annual premiums, including taxes and fees, of $4,004, $4,099 and $11,851 in connection with this insurance program for the policy years ending June 30, 2017, 2016 and 2015, respectively, which amount for the current policy year ending June 30, 2017 may be adjusted from time to time as we acquire and dispose of properties that are included in this insurance program.

As of December 31, 2016, 2015 and 2014, our investment in AIC had a carrying value of $7,123, $6,834 and $6,834, respectively. These amounts are included in other assets in our consolidated balance sheets. We recognized income of $137, $21 and $94 related to our investment in AIC for the years ended December 31, 2016, 2015 and 2014, respectively. Our other comprehensive income includes our proportionate part of unrealized gains (losses) on securities which are owned by AIC of $152, $(20) and $2 related to our investment in AIC for the years ended December 31, 2016, 2015 and 2014, respectively.
Directors’ and Officers’ Liability Insurance. We, RMR Inc., RMR LLC and certain companies to which RMR LLC provides management services, including TA, participate in a combined directors’ and officers’ liability insurance policy. The combined policy expires in September 2018. We paid aggregate premiums of $141, $463 and $624 in 2016, 2015 and 2014, respectively, for these policies.

11. Concentration
Geographic Concentration
At December 31, 2016, our 504 properties were located in 45 states in the United States, Ontario, Canada and Puerto Rico. Between 5% and 12% of our properties, by investment, were located in each of California, Georgia, Florida, Illinois, New Jersey and Texas. Our two hotels in Ontario, Canada and our hotel in Puerto Rico represent 1% and 2% of our hotels, by investment, respectively.
Credit Concentration
All of our managers and tenants are subsidiaries of other companies. The percentage of our annual minimum returns and rents, for each management or lease agreement is shown below, as of December 31, 2016.

Agreement Reference Name	Number of Properties	Annual Minimum Returns/Rents	% of Total	Investment(1)	% of Total
Marriott (No. 1)	53	$68,636	9%	$691,298	9%
Marriott (No. 234)	68	106,360	13%	1,001,389	11%
Marriott (No. 5)	1	10,116	1%	90,078	1%
Subtotal Marriott	122	185,112	23%	1,782,765	21%
InterContinental(2)	94	161,789	21%	1,695,778	19%
Sonesta	34	90,171	11%	1,196,797	13%
Wyndham(3)	22	28,404	4%	386,758	4%
Hyatt	22	22,037	3%	301,942	3%
Carlson	11	12,920	2%	209,895	2%
Morgans	1	7,595	1%	120,000	1%
Subtotal Hotels	306	508,028	65%	5,693,935	63%
TA (No. 1)	40	51,435	6%	661,417	7%
TA (No. 2)	40	52,327	7%	665,127	7%
TA (No. 3)	39	52,665	7%	620,240	7%
TA (No. 4)(4)	39	50,117	6%	568,098	6%
TA (No. 5)	40	67,573	9%	862,697	10%
Subtotal TA	198	274,117	35%	3,377,579	37%
Total	504	$782,145	100%	$9,071,514	100%

(1)
Represents historical cost of our properties plus capital improvements funded by us less impairment writedowns, if any, and excludes capital improvements made from FF&E reserves funded from hotel operations.

(2)	The annual minimum return/minimum rent amount presented includes $7,904 of rent related to our lease with InterContinental for one hotel in Puerto Rico.

(3)	The annual minimum return/minimum rent amount presented includes $1,407 of rent related to our lease with Wyndham Vacation for 48 vacation units in one hotel.

(4)	The annual minimum rent amount for our TA No. 4 agreement includes approximately $2,120 of ground rent paid by TA for a property we lease and sublease to TA.

Minimum return and minimum rent payments due to us under some of these hotel management agreements and leases are supported by guarantees. The guarantee provided by Marriott with respect to the 68 hotels managed by Marriott under our Marriott No. 234 agreement is limited to $40,000 ( $30,672 remaining at December 31, 2016) and expires on December 31, 2019. The guarantee provided by Wyndham with respect to the 22 hotels managed by Wyndham is limited to $35,656 ( $1,090 remaining at December 31, 2016) and expires on July 28, 2020. The guarantee provided by Hyatt with respect to the 22 hotels managed by Hyatt is limited to $50,000 ($18,309  remaining at December 31, 2016). The guarantee provided by Carlson with respect to the 11 hotels managed by Carlson is limited to $40,000 ( $28,829 remaining at December 31, 2016). These guarantees may be replenished by future cash flows from the hotels in excess of our minimum returns. The guarantee provided by

Wyndham for the lease with Wyndham Vacation is unlimited. The guarantee provided by Marriott with respect to the one hotel leased by Marriott (Marriott No. 5 agreement) is unlimited.
Security deposits support minimum return and minimum rent payments that may be due to us under some of our management agreements and leases. As of December 31, 2016, we hold security deposits for our 94 hotels managed or leased by InterContinental ($72,747) and for the 68 hotels included in our Marriott No. 234 agreement ($16,480).  These deposits may be replenished further in the future from available cash flows.
Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $28,421, $28,644 and $47,026 less than the minimum returns due to us for the years ended December 31, 2016, 2015, and 2014, respectively. When managers of these hotels are required to fund the shortfalls under the terms of our operating agreements or their guarantees, we reflect such fundings (including security deposit applications) in our consolidated statements of comprehensive income as a reduction of hotel operating expenses. The reduction to hotel operating expenses was $2,918, $2,574 and $9,499 in the years ended December 31, 2016, 2015 and 2014, respectively. When we reduce the amounts of the security deposits we hold for any of our operating agreements for payment deficiencies, it does not result in additional cash flows to us of the deficiency amounts, but reduces the refunds due to the respective lessees or managers who have provided us with these deposits upon expiration of the respective management agreement.  The security deposits are non-interest bearing and are not held in escrow.  We had shortfalls at certain of our managed hotel portfolios not funded by the managers of these hotels under the terms of our operating agreements of $25,503, $26,070 and $37,527 during the years ended December 31, 2016, 2015 and 2014, respectively, which represents the unguaranteed portion of our minimum returns from Marriott and Sonesta.
Certain of our managed hotel portfolios had net operating results that were in the aggregate, $81,227, $68,597 and $22,447 more than the minimum returns due to us during the years ended December 31, 2016, 2015 and 2014, respectively.  Certain of our guarantees and our security deposits may be replenished by a share of future cash flows from the applicable hotel operations in excess of the minimum returns due to us pursuant to the terms of the respective agreements.  When our guarantees and our security deposits are replenished by cash flows from hotel operations, we reflect such replenishments in our consolidated statements of comprehensive income as an increase to hotel operating expenses.  We had $34,148, $27,231 and $5,727 of guarantee and security deposit replenishments during the years ended December 31, 2016, 2015 and 2014, respectively.
12. Selected Quarterly Financial Data (Unaudited)

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$474,118	$550,299	$543,516	$479,278
Net income	52,051	56,061	51,812	63,186
Net income available for common shareholders	46,885	50,895	46,646	58,020
Net income available for common shareholders per share (basic and diluted)(1)	0.31	0.34	0.30	0.35
Distributions per common share(2)	0.50	0.51	0.51	0.51

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$435,512	$507,066	$511,886	$467,440
Net income (loss)	41,581	83,146	61,185	(19,494)
Net income (loss) available for common shareholders	36,415	77,980	56,019	(24,660)
Net income (loss) available for common shareholders per share (basic and diluted)(1)	0.24	0.52	0.37	(0.16)
Distributions per common share(2)	0.49	0.50	0.50	0.70

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

13. Segment Information
We aggregate our hotels and travel centers into two reportable segments, hotel investments and travel center investments, based on their similar operating and economic characteristics.

	For the Year Ended December 31, 2016
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$1,730,326	$—	$—	$1,730,326
Rental income	33,202	279,175	—	312,377
FF&E reserve income	4,508	—	—	4,508
Total revenues	1,768,036	279,175	—	2,047,211

Hotel operating expenses	1,202,538	—	—	1,202,538
Depreciation and amortization	224,335	133,007	—	357,342
General and administrative	—	—	99,105	99,105
Acquisition related costs	1,367	—	—	1,367
Total expenses	1,428,240	133,007	99,105	1,660,352

Operating income (loss)	339,796	146,168	(99,105)	386,859

Dividend income	—	—	2,001	2,001
Interest income	—	—	274	274
Interest expense	—	—	(161,913)	(161,913)
Loss on early extinguishment of debt	—	—	(228)	(228)
Income (loss) before income taxes and equity in earnings of an investee	339,796	146,168	(258,971)	226,993
Income tax expense	—	—	(4,020)	(4,020)
Equity in earnings of an investee	—	—	137	137
Net income (loss)	$339,796	$146,168	$(262,854)	$223,110

	As of December 31, 2016
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$4,005,481	$2,508,000	$120,747	$6,634,228

	For the Year Ended December 31, 2015
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$1,634,654	$—	$—	$1,634,654
Rental income	32,533	250,582	—	283,115
FF&E reserve income	4,135	—	—	4,135
Total revenues	1,671,322	250,582	—	1,921,904

Hotel operating expenses	1,143,981	—	—	1,143,981
Depreciation and amortization	213,964	115,812	—	329,776
General and administrative	—	—	109,837	109,837
Acquisition related costs	2,259	—	116	2,375
Total expenses	1,360,204	115,812	109,953	1,585,969

Operating income (loss)	311,118	134,770	(109,953)	335,935

Dividend income	—	—	2,640	2,640
Interest income	—	—	44	44
Interest expense	—	—	(144,898)	(144,898)
Loss on distribution to shareholders of The RMR Group Inc. common stock	—	—	(36,773)	(36,773)
Income (loss) before income taxes, equity in earnings of an investee and gain on sale of real estate	311,118	134,770	(288,940)	156,948
Income tax expense	—	—	(1,566)	(1,566)
Equity in earnings of an investee	—	—	21	21
Income (loss) before gain on sale of real estate	311,118	134,770	(290,485)	155,403
Gain on sale of real estate	—	11,015	—	11,015
Net income (loss)	$311,118	$145,785	$(290,485)	$166,418

	As of December 31, 2015
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$3,892,316	$2,440,393	$62,088	$6,394,797

	For the Year Ended December 31, 2014
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$1,474,757	$—	$—	$1,474,757
Rental income	32,668	225,394	—	258,062
FF&E reserve income	3,503	—	—	3,503
Total revenues	1,510,928	225,394	—	1,736,322

Hotel operating expenses	1,035,138	—	—	1,035,138
Depreciation and amortization	213,527	102,351	—	315,878
General and administrative	—	—	45,897	45,897
Acquisition related costs	239	—	—	239
Total expenses	1,248,904	102,351	45,897	1,397,152

Operating income (loss)	262,024	123,043	(45,897)	339,170

Interest income	—	—	77	77
Interest expense	—	—	(139,486)	(139,486)
Loss on early extinguishment of debt	—	—	(855)	(855)
Income (loss) before income taxes, equity in earnings of an investee and gain on sale of real estate	262,024	123,043	(186,161)	198,906
Income tax expense	—	—	(1,945)	(1,945)
Equity in earnings of an investee	—	—	94	94
Income (loss) before gain on sale of real estate	262,024	123,043	(188,012)	197,055
Gain on sale of real estate	130	—	—	130
Net income (loss)	$262,154	$123,043	$(188,012)	$197,185

	As of December 31, 2014
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$3,748,062	$2,194,682	$24,383	$5,967,127
14. Fair Value of Assets and Liabilities
The table below presents certain of our assets carried at fair value at December 31, 2016, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

		Fair Value at Reporting Date Using
Description	Carrying Value at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Fair Value Measurement Assets:
Investment in TA(1)	$24,282	$24,282	$—	$—
Investment in RMR Inc.(2)	$98,899	$98,899	$—	$—

(1)
Our 3,420,000 common shares of TA, which are included in other assets in our consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs). Our historical cost basis for these shares is $17,407 as of December 31, 2016. The unrealized gain of $6,875 for these shares as of December 31, 2016 is included in cumulative other comprehensive income (loss) in our consolidated balance sheets.

(2)
Our 2,503,777 shares of class A common stock of RMR Inc., which are included in other assets in our consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs).  Our historical cost basis for these shares is $66,374 as of December 31, 2016.  The unrealized gain of $32,525 for these shares as of December 31, 2016 is included in cumulative other comprehensive income (loss) in our consolidated balance sheets.

In addition to the investment securities included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, returns and rents receivable, revolving credit facility, term loan, senior notes and security deposits. At December 31, 2016 and December 31, 2015, the fair values of these additional financial instruments approximated their carrying values in our consolidated financial statements due to their short term nature or variable interest rates, except as follows:

	December 31, 2016		December 31, 2015
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Senior Unsecured Notes, due 2016 at 6.30% (2)	$—	$—	$274,869	$275,813
Senior Unsecured Notes, due 2017 at 5.625% (3)	—	—	299,576	311,181
Senior Unsecured Notes, due 2018 at 6.70%	349,387	358,740	348,821	370,438
Senior Unsecured Notes, due 2021 at 4.25% (4)	394,056	413,790	—	—
Senior Unsecured Notes, due 2022 at 5.00%	493,187	527,945	491,974	515,760
Senior Unsecured Notes, due 2023 at 4.50%	298,134	298,845	297,845	295,709
Senior Unsecured Notes, due 2024 at 4.65%	347,079	348,523	346,674	346,010
Senior Unsecured Notes, due 2025 at 4.50%	344,368	341,439	343,680	338,426
Senior Unsecured Notes, due 2026 at 5.25% (4)	339,697	354,772	—	—
Convertible Senior Unsecured Notes, due 2027 at 3.8%	8,478	8,599	8,478	8,697
Total financial liabilities	$2,574,386	$2,652,653	$2,411,917	$2,462,034

(1)	Carrying value includes unamortized discounts and certain issuance costs.

(2)	These senior notes were redeemed at par plus accrued interest in March 2016.

(3)	These senior notes were redeemed at par plus accrued interest in September 2016.

(4)	These senior notes were issued in February 2016.
At December 31, 2016, we estimated the fair values of our unsecured senior notes using an average of the bid and ask price of our then outstanding issuances of senior notes (Level 2 inputs).  We estimated the fair value of our convertible unsecured senior notes using discounted cash flow analyses and currently prevailing market interest rates (Level 3 inputs) because no market quotes or other observable inputs for these notes were available at December 31, 2016 and December 31, 2015.

Hospitality Properties Trust
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(dollars in millions)

	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount at which Carried at Close of Period
	Land	Building & Improvements	Improvements	Impairment	Cost Basis Adjustment(1)	Land	Building & Improvements	Total(2)
148 TravelCenters of America	$586	$981	$537	$—	$—	$586	$1,518	$2,104
49 Petro Stopping Centers	255	529	211	—	—	255	740	995
71 Courtyards by Marriott	127	643	200	(8)	(10)	127	825	952
35 Residence Inns by Marriott	67	326	116	(3)	(3)	67	436	503
61 Candlewood Suites	73	383	66	(14)	(7)	73	428	501
4 Royal Sonesta Hotels	63	300	72	(16)	(9)	63	347	410
25 Sonesta ES Suites	46	197	159	(35)	(27)	46	294	340
7 Crowne Plazas	44	202	77	—	—	44	279	323
19 Staybridge Suites	54	211	23	—	—	54	234	288
5 Sonesta Hotels and Resorts	48	151	68	(15)	(5)	48	199	247
22 Hyatt Places	24	185	31	—	—	24	216	240
6 Wyndham Hotels and Resorts and Wyndham Grand	35	175	55	(26)	(8)	35	196	231
1 Kimpton Hotels and Resorts	6	101	—	—	—	6	101	107
2 Marriott Hotels and Resorts	10	69	54	—	—	10	123	133
3 InterContinental Hotels and Resorts	17	100	95	—	—	17	195	212
1 Clift Hotel	28	80	—	—	—	28	80	108
5 Radisson Hotels and Resorts	7	88	9	—	—	7	97	104
12 TownePlace Suites by Marriott	17	78	23	(15)	(18)	17	68	85
3 Holiday Inns	5	33	30	—	—	5	63	68
5 Country Inn and Suites by Carlson	6	58	(2)	—	—	6	56	62
16 Hawthorn Suites	14	77	19	(33)	(18)	14	45	59
2 SpringHill Suites by Marriott	3	15	2	—	—	3	17	20
1 Park Plaza Hotels & Resorts	1	9	(1)	—	—	1	8	9

Assets Held for Sale
1 TravelCenters of America	3	4	—	—	—	3	4	7

Total (504 properties)	$1,539	$4,995	$1,844	$(165)	$(105)	$1,539	$6,569	$8,108

(1)	Represents reclassifications between accumulated depreciation and building & improvements made to record certain properties at fair value in accordance with GAAP.

(2)	Excludes $615 of personal property classified in our consolidated balance sheets as furniture, fixtures and equipment.

Hospitality Properties Trust
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2016
(dollars in millions)

	Accumulated Depreciation(1)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Income Statement is Computed
148 TravelCenters of America	$(560)	1962 through 2016	2007 through 2016	10 - 40 Years
71 Courtyards	(369)	1987 through 2000	1995 through 2003	10 - 40 Years
49 Petro Stopping Centers	(250)	1975 through 2016	2007 through 2016	10 - 40 Years
35 Residence Inns	(183)	1989 through 2002	1996 through 2005	10 - 40 Years
61 Candlewood Hotels	(164)	1996 through 2000	1997 through 2003	10 - 40 Years
22 Hyatt Place	(106)	1992 through 2000	1997 through 2002	10 - 40 Years
19 Staybridge Suites	(89)	1989 through 2002	1996 through 2006	10 - 40 Years
7 Crowne Plaza	(65)	1971 through 1987	2006	10 - 40 Years
3 InterContinental	(61)	1924 through 1989	2006	10 - 40 Years
2 Marriott Full Service	(53)	1972 through 1995	1998 through 2001	10 - 40 Years
4 Royal Sonesta	(52)	1969 through 1987	2005 through 2013	10 - 40 Years
25 Sonesta ES Suites	(46)	1987 through 2000	1996 through 2016	10 - 40 Years
5 Radisson	(45)	1987 through 1990	1996 through 1997	10 - 40 Years
5 Country Inn and Suites	(27)	1987 through 1997	1996 and 2005	10 - 40 Years
6 Wyndham	(25)	1960 through 1988	2006 through 2013	10 - 40 Years
5 Sonesta Hotels and Resorts	(25)	1924 through 1989	2005 through 2016	10 - 40 Years
12 TownePlace Suites	(19)	1997 through 2000	1998 through 2001	10 - 40 Years
3 Holiday Inn	(9)	1984 through 2001	2006	10 - 40 Years
16 Hawthorn Suites	(8)	1996 through 2000	1997 through 2006	10 - 40 Years
1 Clift Hotel	(8)	1913	2012	10 - 40 Years
2 SpringHill Suites	(7)	1997 through 2000	2000 through 2001	10 - 40 Years
1 Park Plaza	(4)	1988	1996	10 - 40 Years
1 Kimpton Hotels	(2)	1912	2016	10 - 40 Years

Assets Held for Sale
1 TravelCenters of America	(1)
Total (504 properties)	$(2,178)

(1)	Excludes accumulated depreciation of $336 related to personal property classified in our consolidated balance sheets as furniture, fixtures and equipment.

HOSPITALITY PROPERTIES TRUST
NOTES TO SCHEDULE III
December 31, 2016
(dollars in thousands)

(A)	The change in total cost of properties for the period from January 1, 2014 to December 31, 2016 is as follows:

	2016	2015	2014
Balance at beginning of year	$7,684,059	$7,090,078	$6,825,627
Additions: acquisitions and capital expenditures	455,373	665,300	277,432
Dispositions	(31,261)	(71,319)	(12,981)
Balance at close of year	$8,108,171	$7,684,059	$7,090,078

(B)	The change in accumulated depreciation for the period from January 1, 2014 to December 31, 2016 is as follows:

	2016	2015	2014
Balance at beginning of year	$1,938,823	$1,727,032	$1,513,482
Additions: depreciation expense	270,285	238,941	222,249
Dispositions	(31,261)	(27,150)	(8,699)
Balance at close of year	$2,177,847	$1,938,823	$1,727,032

(C)	The aggregate cost tax basis for federal income tax purposes of our real estate properties was $5,852,922 on December 31, 2016.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hospitality Properties Trust
By:	/s/ John G. Murray
John G. Murray President and Chief Operating Officer

Dated: March 1, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John G. Murray	President and Chief Operating Officer (Principal Executive Officer)	March 1, 2017
John G. Murray

/s/ Mark L. Kleifges	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 1, 2017
Mark L. Kleifges

/s/ Donna D. Fraiche	Independent Trustee	March 1, 2017
Donna D. Fraiche

/s/ John L. Harrington	Independent Trustee	March 1, 2017
John L. Harrington

/s/ William A. Lamkin	Independent Trustee	March 1, 2017
William A. Lamkin

/s/ Adam D. Portnoy	Managing Trustee	March 1, 2017
Adam D. Portnoy

/s/ Barry M. Portnoy	Managing Trustee	March 1, 2017
Barry M. Portnoy