Form 10-Q
period 2017-03-31
HOSPITALITY PROPERTIES TRUST
filed 2017-05-10
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of May 9, 2017:   164,268,199

HOSPITALITY PROPERTIES TRUST

FORM 10-Q

March 31, 2017

References in this Quarterly Report on Form 10-Q to “HPT”, “we”, “us” or “our” include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

Part I Financial Information

Item 1.  Financial Statements

HOSPITALITY PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands, except share data)

	March 31,	December 31,
	2017	2016
ASSETS

Real estate properties:
Land	$1,604,366	$1,566,630
Buildings, improvements and equipment	7,307,972	7,156,759
Total real estate properties, gross	8,912,338	8,723,389
Accumulated depreciation	(2,590,844)	(2,513,996)
Total real estate properties, net	6,321,494	6,209,393
Cash and cash equivalents	23,772	10,896
Restricted cash (FF&E reserve escrow)	56,713	60,456
Due from related persons	68,920	65,332
Other assets, net	318,535	288,151
Total assets	$6,789,434	$6,634,228

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unsecured revolving credit facility	$130,000	$191,000
Unsecured term loan, net	398,587	398,421
Senior unsecured notes, net	3,160,757	2,565,908
Convertible senior unsecured notes	47	8,478
Security deposits	100,640	89,338
Accounts payable and other liabilities	162,137	188,053
Due to related persons	24,180	58,475
Dividends payable	—	5,166
Total liabilities	3,976,348	3,504,839

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value; 100,000,000 shares authorized:
Series D preferred shares; 7 1/8% cumulative redeemable; zero and 11,600,000 shares issued and outstanding, respectively, aggregate liquidation preference of zero and $290,000, respectively	—	280,107
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 164,268,199 shares issued and outstanding	1,643	1,643
Additional paid in capital	4,539,673	4,539,673
Cumulative net income	3,132,044	3,104,767
Cumulative other comprehensive income	61,322	39,583
Cumulative preferred distributions	(343,412)	(341,977)
Cumulative common distributions	(4,578,184)	(4,494,407)
Total shareholders’ equity	2,813,086	3,129,389
Total liabilities and shareholders’ equity	$6,789,434	$6,634,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands, except share data)

	Three Months Ended March 31,
	2017	2016
Revenues:
Hotel operating revenues	$407,587	$396,503
Rental income	79,788	76,259
FF&E reserve income	1,227	1,356
Total revenues	488,602	474,118

Expenses:
Hotel operating expenses	282,723	276,305
Depreciation and amortization	93,451	87,271
General and administrative	32,346	16,023
Acquisition related costs	—	612
Total expenses	408,520	380,211

Operating income	80,082	93,907

Dividend income	626	—
Interest income	257	98
Interest expense (including amortization of debt issuance costs and debt discounts and premiums of $2,152 and $1,865, respectively)	(43,566)	(41,586)
Loss on early extinguishment of debt	—	(70)
Income before income taxes and equity in earnings of an investee	37,399	52,349
Income tax expense	(356)	(375)
Equity in earnings of an investee	128	77
Net income	37,171	52,051
Unrealized gain on investment securities	21,618	17,545
Equity interest in investee’s unrealized gains	121	52
Other comprehensive income	21,739	17,597
Comprehensive income	$58,910	$69,648

Net income	$37,171	$52,051
Preferred distributions	(1,435)	(5,166)
Excess of liquidation preference over carrying value of preferred shares redeemed	(9,893)	—
Net income available for common shareholders	$25,843	$46,885

Weighted average common shares outstanding (basic)	164,120	151,402
Weighted average common shares outstanding (diluted)	164,149	151,415

Net income available for common shareholders per common share (basic and diluted)	$0.16	$0.31

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$37,171	$52,051
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	93,451	87,271
Amortization of debt issuance costs and debt discounts and premiums as interest	2,152	1,865
Straight line rental income	(3,008)	(3,752)
Security deposits received or replenished (applied), net	11,302	10,252
FF&E reserve income and deposits	(17,618)	(17,746)
Loss on early extinguishment of debt	—	70
Equity in earnings of an investee	(128)	(77)
Other non-cash (income) expense, net	(979)	(1,142)
Changes in assets and liabilities:
Due from related persons	(676)	(886)
Other assets	(9,536)	(6,174)
Accounts payable and other liabilities	(20,703)	(26,819)
Due to related persons	(33,573)	(56,522)
Net cash provided by operating activities	57,855	38,391

Cash flows from investing activities:
Real estate acquisitions and deposits	(153,749)	(143,683)
Real estate improvements	(32,731)	(32,716)
FF&E reserve escrow fundings	(1,990)	(441)
Net cash used in investing activities	(188,470)	(176,840)

Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes, after discounts and premiums	598,246	737,612
Repayment of senior unsecured notes	—	(275,000)
Redemption of preferred shares	(290,000)	—
Repurchase of convertible senior notes	(8,431)	—
Borrowings under unsecured revolving credit facility	130,000	275,000
Repayments of unsecured revolving credit facility	(191,000)	(510,000)
Payment of debt issuance costs	(4,946)	(6,089)
Distributions to preferred shareholders	(6,601)	(5,166)
Distributions to common shareholders	(83,777)	(75,774)
Net cash provided by financing activities	143,491	140,583
Increase in cash and cash equivalents	12,876	2,134
Cash and cash equivalents at beginning of period	10,896	13,682
Cash and cash equivalents at end of period	$23,772	$15,816

Supplemental cash flow information:
Cash paid for interest	$60,896	$56,278
Cash paid for income taxes	158	227
Non-cash investing activities:
Hotel managers’ deposits in FF&E reserve	$15,602	$15,542
Hotel managers’ purchases with FF&E reserve	(21,335)	(11,303)

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 1.  Basis of Presentation
The accompanying condensed consolidated financial statements of Hospitality Properties Trust and its subsidiaries, or HPT, we, our or us, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2016, or our 2016 Annual Report. In the opinion of our management, all adjustments, which include only normal recurring adjustments considered necessary for a fair presentation, have been included in these condensed consolidated financial statements. These condensed consolidated financial statements include the accounts of HPT and our subsidiaries, all of which are 100% owned directly or indirectly by HPT. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods and those of our managers and tenants are not necessarily indicative of the results that may be expected for the full year. Reclassifications have been made to the prior years’ condensed consolidated financial statements to conform to the current year’s presentation.
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
We have determined that each of our taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification™.   We have concluded that we must consolidate each of our TRSs because we are the entity with the power to direct the activities that most significantly impact the VIEs’ economic performance and we have the obligation to absorb losses and the right to receive benefits from each VIE that could be significant to the VIE, and are, therefore, the primary beneficiary of each VIE.  The assets of our TRSs were $36,085 and $26,676 as of March 31, 2017 and December 31, 2016, respectively, and consist primarily of amounts due from, and working capital advances to, certain of their hotel managers.  The liabilities of our TRSs were $110,687 and $101,602 as of March 31, 2017 and December 31, 2016, respectively, and consist primarily of security deposits they hold from and amounts payable to certain of their hotel managers.  The assets of our TRSs are available to satisfy our TRSs’ obligations and we have guaranteed certain obligations of our TRSs.

Note 2.  New Accounting Pronouncements
On January 1, 2017, we adopted FASB Accounting Standards Update, or ASU, No. 2017-01, Clarifying the Definition of a Business, which provides additional guidance on evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or of a business. The update defines three requirements for a set of assets and activities (collectively referred to as a “set”) to be considered a business: inputs, processes and outputs. As a result of the implementation of this update, certain property acquisitions, which under previous guidance were accounted for as business combinations, are now accounted for as acquisitions of assets. In an acquisition of assets, certain acquisition costs are capitalized as opposed to expensed under the previous guidance.

On January 1, 2017, we adopted FASB ASU No. 2016-09, Compensation - Stock Compensation, which identifies areas for simplification involving several aspects of accounting for share based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. The adoption of ASU No. 2016-09 did not have a material impact in our condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers, which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU No. 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU No. 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In August 2015, the FASB provided for a one-year deferral of the effective date for ASU No. 2014-09, which is now effective for us beginning January 1, 2018. The majority of our revenue is from hotels managed under TRS structures. We do not believe the standard will materially affect the amount or timing of revenue recognition for revenues from room, food and beverage, and other hotel level

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

sales of our managed hotels. A lesser portion of our revenue consists of rental income from leasing arrangements, which are specifically excluded from ASU No. 2014-09. We are continuing to evaluate ASU No. 2014-09 (and related clarifying guidance issued by the FASB); however, we do not expect its adoption to have a significant impact on the amount or timing of our revenue recognition in our condensed consolidated financial statements. We currently expect to adopt the standard using the modified retrospective approach.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. This update is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted subject to certain conditions. Currently, changes in fair value of these investments are recorded through other comprehensive income. ASU No. 2016-01 states that these changes will be recorded through earnings. We are continuing to evaluate this guidance, but the implementation of this guidance will affect how changes in the fair value of available for sale equity investments we hold are presented in our condensed consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently assessing the potential impact the adoption of ASU No. 2016-13 will have in our condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently assessing the potential impact the adoption of ASU No. 2016-15 will have in our condensed consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which clarifies how companies should present restricted cash and restricted cash equivalents. Companies will show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The new standard requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheets. ASU No. 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently assessing the potential impact the adoption of ASU No. 2016-18 will have in our condensed consolidated financial statements.

Note 3.  Revenue Recognition
We report hotel operating revenues for managed hotels in our condensed consolidated statements of comprehensive income. We generally recognize hotel operating revenues, consisting primarily of room and food and beverage sales, when goods and services are provided.
We report rental income for leased hotels and travel centers in our condensed consolidated statements of comprehensive income. We recognize rental income from operating leases on a straight line basis over the term of the lease agreements except

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

for one lease in which there is uncertainty regarding the collection of scheduled future rent increases. See Note 8 for further information regarding this lease with Morgans Hotel Group, or Morgans.  Rental income includes $3,008 and $3,752 for the three months ended March 31, 2017 and 2016, respectively, of adjustments necessary to record scheduled rent increases under certain of our leases, the deferred rent obligations payable to us under our leases with TravelCenters of America LLC, or TA, and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks at our travel centers on a straight line basis.  See Notes 8 and 10 for further information regarding our TA leases.  Due from related persons includes $45,166 and $42,254 and other assets, includes $2,375 and $2,279 of straight line rent receivables at March 31, 2017 and December 31, 2016, respectively.
We determine percentage rent due to us under our leases annually and recognize it when all contingencies have been met and the rent is earned, which is generally at year end. We had deferred estimated percentage rent of $604 and $260 for the three months ended March 31, 2017 and 2016, respectively.
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

Note 4.  Weighted Average Common Shares
The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2017	2016
	(in thousands)
Weighted average common shares for basic earnings per share	164,120	151,402
Effect of dilutive share awards: Unvested share awards	29	13
Weighted average common shares for diluted earnings per share	164,149	151,415

Note 5.  Shareholders’ Equity
Distributions
On January 17, 2017, we paid a $0.4453 per share distribution, or $5,166, to our Series D preferred shareholders.
On February 21, 2017, we paid a regular quarterly distribution to common shareholders of record on January 23, 2017 of $0.51 per share, or $83,777. On April 11, 2017, we declared a regular quarterly distribution payable to common shareholders of record on April 21, 2017 of $0.52 per share, or $85,419. We expect to pay this amount on or about May 18, 2017.
Preferred Shares
On February 10, 2017, we redeemed all 11,600,000 of our outstanding 7.125% Series D cumulative redeemable preferred shares at the stated liquidation preference of $25.00 per share plus accrued and unpaid distributions to the date of redemption (an aggregate of $291,435). We reduced net income available for common shareholders for the three months ended March 31, 2017 by $9,893, which represents the amount by which the liquidation preference for our 7.125% Series D cumulative redeemable preferred shares that were redeemed during the period exceeded our carrying amount for those preferred shares as of the date of redemption.

Cumulative Other Comprehensive Income
Cumulative other comprehensive income represents the unrealized gain on our available for sale equity investments and our share of the comprehensive income of Affiliates Insurance Company, or AIC. See Notes 10 and 13 for further information regarding these investments.

Note 6.  Indebtedness

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Our principal debt obligations at March 31, 2017 were: (1) our $130,000 of outstanding borrowings under our $1,000,000 unsecured revolving credit facility; (2) our $400,000 unsecured term loan; (3) an aggregate outstanding principal amount of $3,200,000 of public issuances of unsecured senior notes; and (4) our public issuance of $47 outstanding principal amount of convertible senior unsecured notes.
Our $1,000,000 revolving credit facility is available for general business purposes, including acquisitions.  The maturity date of our revolving credit facility is July 15, 2018 and, subject to our payment of an extension fee and meeting other conditions, we have the option to extend the stated maturity date of our revolving credit facility by one year to July 15, 2019. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. We are required to pay interest on borrowings under our revolving credit facility at an annual rate of LIBOR plus a premium, which was 110 basis points as of March 31, 2017. We also pay a facility fee, which was 20 basis points per annum at March 31, 2017, on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings.  As of March 31, 2017, the annual interest rate for the amount outstanding under our revolving credit facility was 2.08%. The weighted average annual interest rate for borrowings under our revolving credit facility was 1.95% and 1.53% for the three months ended March 31, 2017 and 2016, respectively.  As of March 31, 2017 and May 9, 2017, we had $130,000 and $61,000 outstanding and $870,000 and $939,000 available under our revolving credit facility, respectively.
Our revolving credit facility is governed by a credit agreement with a syndicate of institutional lenders, which also governs our term loan. Our $400,000 term loan, which matures on April 15, 2019, is prepayable without penalty at any time.  We are required to pay interest on the amounts under our term loan at a rate of LIBOR plus a premium, which was 120 basis points as of March 31, 2017.  The interest rate premium is subject to adjustment based on changes to our credit ratings.  As of March 31, 2017, the annual interest rate for the amount outstanding under our term loan was 1.98%. The weighted average annual interest rate for borrowings under our term loan was 1.98% and 1.62% for the three months ended March 31, 2017 and 2016, respectively.
Our credit agreement also includes a feature under which maximum aggregate borrowings may be increased up to $2,300,000 on a combined basis in certain circumstances.  Our credit agreement and our notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business manager. Our credit agreement and our senior notes indentures and their supplements also contain a number of covenants, including covenants that restrict our ability to incur debts or to make distributions under certain circumstances and generally require us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of our credit agreement and our senior notes indentures and their supplements at March 31, 2017.
On January 13, 2017, we issued $600,000 aggregate principal amount of senior notes in public offerings, which included $200,000 aggregate principal amount of 4.500% senior notes due 2023 and $400,000 aggregate principal amount 4.950% senior notes due 2027.  Net proceeds from these offerings were $593,300 after discounts, premiums and expenses.

On March 15, 2017, we repurchased at par plus accrued interest $8,431 of the outstanding principal amount of our 3.80% convertible senior notes due 2027, which were tendered by the holders of these notes for repurchase by us. On April 24, 2017, we redeemed at par plus accrued interest the remaining $47 of the outstanding principal amount of these notes.

Note 7.  Real Estate Properties
At March 31, 2017, we owned 308 hotels and 198 travel centers.
During the three months ended March 31, 2017, we funded $34,721 for improvements to certain of our properties which, pursuant to the terms of our management and lease agreements with our hotel managers and tenants, resulted in increases in our contractual annual minimum returns and rents of $2,717. See Notes 8 and 10 for further information about our management and lease agreements and our fundings of improvements to certain of our properties.
During the three months ended March 31, 2017, we acquired two hotels. We accounted for these transactions as acquisitions of assets. Our allocation of the purchase price of each of these acquisitions based on the estimated fair value of the acquired assets and assumed liabilities is presented in the table below.

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Acquisition Date	Location	Purchase Price	Land	Land Improvements	Building and Improvements	Furniture, Fixtures and Equipment	Intangible Assets
2/1/2017	Chicago, IL (1)	$86,201	$13,609	$40	$58,929	$11,926	$1,697
3/31/2017	Seattle, WA (2)	71,748	24,127	30	46,306	844	441
		$157,949	$37,736	$70	$105,235	$12,770	$2,138

(1)
On February 1, 2017, we acquired the 483 room Hotel Allegro in Chicago, IL for a purchase price of $86,201, including capitalized acquisition costs of $707. We added this Kimpton® branded hotel to our management agreement with InterContinental Hotels Group, plc, or InterContinental. See Note 8 for further information regarding our InterContinental agreement.

(2)
On March 31, 2017, we acquired the 121 room Hotel Alexis in Seattle, WA for a purchase price of $71,748 including capitalized acquisition costs of $123. We added this Kimpton® branded hotel to our management agreement with InterContinental. See Note 8 for further information regarding our InterContinental agreement.

On March 16, 2017, we entered into an agreement to acquire the 389 room Chase Park Plaza hotel located in St. Louis, MO for a purchase price of $87,750, excluding acquisition related costs. We currently expect to complete this acquisition during the second quarter of 2017. We plan to convert this hotel to the Royal Sonesta hotel brand and add it to our management agreement with Sonesta International Hotels Corporation, or Sonesta. See Notes 8 and 10 for further information regarding our Sonesta agreement.
On May 3, 2017, pursuant to the terms of our June 2015 transaction agreement with TA, as amended, we purchased from, and leased back to, TA a newly developed travel center located in Columbia, SC for a purchase price of $27,602, excluding acquisition related costs. This property was added to our TA No. 4 lease and our minimum annual rent under the lease increased by $2,346 as a result. See Notes 8 and 10 for further information regarding our TA leases.
Our pending acquisition is subject to conditions; accordingly, we cannot be sure that we will complete this acquisition or that this acquisition will not be delayed or the terms of this acquisition will not change.

Note 8. Hotel Management Agreements and Leases
As of March 31, 2017, we owned 308 hotels and 198 travel centers, which are included in 14 operating agreements. We do not operate any of our properties.
As of March 31, 2017, 305 of our hotels are leased to our TRSs and managed by independent hotel operating companies and three hotels are leased to third parties. As of March 31, 2017, our hotel properties are managed by or leased to separate subsidiaries of Marriott International, Inc., or Marriott, InterContinental, Sonesta, Wyndham Hotel Group, or Wyndham, Hyatt Hotels Corporation, or Hyatt, Carlson Hotels Worldwide, or Carlson, and Morgans, under nine agreements. These hotel agreements have initial terms expiring between 2019 and 2103. Each of these agreements is for between one and 96 of our hotels. In general, the agreements contain renewal options for all, but not less than all, of the affected properties, and the renewal terms range between 20 to 60 years. Most of these agreements require the third party manager or tenant to: (1) make payments to us of minimum returns or minimum rents; (2) deposit a percentage of total hotel sales into reserves established for the regular refurbishment of our hotels, or FF&E reserves; and (3) for our managed hotels, make payments to our TRSs of additional returns to the extent of available cash flows after payment of operating expenses, funding of the FF&E reserves, payment of our minimum returns, payment of certain management fees and replenishment of security deposits or guarantees. Some of our managers or tenants or their affiliates have provided deposits or guarantees to secure their obligations to pay us.
Marriott No. 1 agreement. Our management agreement with Marriott for 53 hotels, or our Marriott No. 1 agreement, provides that as of March 31, 2017 we are to be paid an annual minimum return of $68,835 to the extent that gross revenues of the hotels, after payment of hotel operating expenses and funding of the FF&E reserve, are sufficient to do so.  We do not have any security deposits or guarantees for our minimum returns from the 53 hotels included in our Marriott No. 1 agreement. Accordingly, the minimum returns we receive from these hotels managed by Marriott are limited to available hotel cash flows after payment of operating expenses and funding of the FF&E reserve. Marriott’s base and incentive management fees are only earned after we receive our minimum returns.  We realized minimum returns of $17,188 and $17,093 during the three months ended March 31, 2017 and 2016, respectively, under this agreement. We also realized additional returns of $839 during the

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

three months ended March 31, 2016, which represents our share of hotel cash flows in excess of the minimum returns due to us for the period. We did not realize any additional returns during the three months ended March 31, 2017.
We funded $1,990 for capital improvements at certain of the hotels included in our Marriott No. 1 agreement during the three months ended March 31, 2017. We currently expect to fund $2,110 for capital improvements under our Marriott No. 1 agreement during the remainder of 2017. As we fund these improvements, the annual minimum returns payable to us increase by 10% of the amounts funded.
Marriott No. 234 agreement.  Our management agreement with Marriott for 68 hotels, or our Marriott No. 234 agreement, provides that as of March 31, 2017 we are to be paid an annual minimum return of $106,360.  We realized minimum returns of $26,590 and $26,560 during the three months ended March 31, 2017 and 2016, respectively, under this agreement. Pursuant to our Marriott No. 234 agreement, Marriott has provided us with a security deposit to cover minimum return payment shortfalls, if any.  Under this agreement, this security deposit may be replenished and increased up to $64,700 from a share of hotel cash flows in excess of the minimum returns due to us. Marriott’s base and incentive management fees are only earned after we receive our minimum returns. During the three months ended March 31, 2017, our available security deposit was replenished by $267 from a share of hotel cash flows in excess of the minimum returns due to us for the period.  The available balance of this deposit was $16,747 as of March 31, 2017.  Pursuant to our Marriott No. 234 agreement, Marriott has also provided us with a limited guarantee which expires in 2019 for shortfalls up to 90% of our minimum returns, if and after the available security deposit has been depleted.  Marriott was not required to make any guarantee payments to us during the three months ended March 31, 2017 because the hotels generated net operating results in excess of the guarantee threshold amount (90% of the minimum returns due to us). The available balance of the guarantee was $30,672 as of March 31, 2017.
Marriott No. 5 agreement. We lease one hotel in Kauai, HI to Marriott. This lease is guaranteed by Marriott and we realized $2,540 and $2,529 of rent for this hotel during the three months ended March 31, 2017 and 2016, respectively.  The guarantee provided by Marriott with respect to this leased hotel is unlimited. Marriott has four renewal options for 15 years each. On August 31, 2016, Marriott notified us that it will not exercise its renewal option at the expiration of the current lease term ending on December 31, 2019.
InterContinental agreement. Our management agreement with InterContinental for 96 hotels, or our InterContinental agreement, provides that, as of March 31, 2017, we are to be paid annual minimum returns and rents of $174,393.  We realized minimum returns and rents of $41,608 and $38,203 during the three months ended March 31, 2017 and 2016, respectively, under this agreement.  We also realized additional returns under this agreement of $311 and $329 during the three months ended March 31, 2017 and 2016, respectively, from our share of hotel cash flows in excess of our minimum returns and rents due to us for those periods.
Pursuant to our InterContinental agreement, InterContinental has provided us with a security deposit to cover minimum payment shortfalls, if any.  Under this agreement, InterContinental is required to maintain a minimum security deposit of $37,000 and this security deposit may be replenished and increased up to $100,000 from a share of future cash flows from the hotels in excess of our minimum returns and rents. During the three months ended March 31, 2017, $1,574 of the available security deposit was utilized to cover shortfalls of hotels’ cash flows from the minimum payments due to us for the period.
During the three months ended March 31, 2017, we amended our InterContinental agreement in connection with each of the two hotel acquisitions we made during that period. See Note 7 for further information regarding these acquisitions. As a result of the amendments, the annual minimum returns and rents due to us increased and InterContinental provided us an aggregate of $12,604 to supplement the existing security deposit.
The available balance of the InterContinental security deposit was $83,777 as of March 31, 2017.
We did not make any fundings for capital improvements to our InterContinental hotels during the three months ended March 31, 2017. We currently expect to fund $6,243 for capital improvements under our InterContinental agreement during the remainder of 2017. As we fund these improvements, the annual minimum returns and rents payable to us increase by 8% of the amounts funded.
Sonesta agreement. As of March 31, 2017, Sonesta managed nine of our full service hotels and 25 of our limited service hotels pursuant to management agreements for each of the hotels, which we refer to collectively as our Sonesta agreement, and a pooling agreement, which combines those management agreements for purposes of calculating gross revenues, payment of hotel operating expenses, payment of fees and distributions and minimum returns due to us.

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Our Sonesta agreement provides that we are paid a fixed annual minimum return equal to 8% of our invested capital, as defined therein, which was $90,227 as of March 31, 2017, if gross revenues of the hotels, after payment of hotel operating expenses and management and related fees (other than Sonesta's incentive fee, if applicable), are sufficient to do so.  Our Sonesta agreement further provides that we are paid an additional return based upon operating profits, as defined therein, after payment of Sonesta's incentive fee, if applicable. We do not have any security deposits or guarantees for our hotels managed by Sonesta.  Accordingly, the returns we receive from our hotels managed by Sonesta are limited to available hotel cash flows after payment of operating expenses. We realized returns of $10,662 and $8,766 during the three months ended March 31, 2017 and 2016, respectively, under our Sonesta agreement.
Pursuant to our Sonesta agreement, we paid Sonesta management, reservation and system fees and reimbursement costs for certain guest loyalty, marketing program and third party reservation transmission fees aggregating $5,729 and $5,300 for the three months ended March 31, 2017 and 2016, respectively. In addition, we paid Sonesta procurement and construction supervision fees of $81 and $343 for the three months ended March 31, 2017 and 2016, respectively. These amounts are included in hotel operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.
Our Sonesta agreement does not require FF&E escrow deposits, but does require us to fund capital expenditures that we approve at our hotels managed by Sonesta. We funded $3,531 for renovations and other capital improvements to hotels included in our Sonesta agreement during the three months ended March 31, 2017.  We currently expect to fund $17,409 for renovations and other capital improvements during the remainder of 2017, and $18,708 during 2018. If and as we acquire the hotel that we expect to add to our Sonesta Agreement as described in Note 7 above, we expect to fund additional renovations at this hotel during 2017 and 2018, but the amount and timing of this additional renovation funding have not yet been determined. The annual minimum returns due to us under the Sonesta agreement increase by 8% of the amounts funded in excess of threshold amounts, as defined therein. We owed Sonesta $783 and $5,484 for capital expenditure and other reimbursements at March 31, 2017 and 2016, respectively. Amounts due to Sonesta are included in due to related persons in our condensed consolidated balance sheets.
See Note 10 for further information regarding our relationship with Sonesta and Note 7 for further information regarding the effects of certain of our property acquisitions on our agreements with Sonesta.
Wyndham agreements. Our management agreement with Wyndham for 22 hotels, or our Wyndham agreement, provides that as of March 31, 2017, we are to be paid annual minimum returns of $27,342.  We realized returns of $6,801 and $6,654 during the three months ended March 31, 2017 and 2016, respectively, under this agreement. Pursuant to our Wyndham agreement, Wyndham has provided us with a guarantee, which is limited to $35,656, subject to an annual payment limit of $17,828, and expires on July 28, 2020. As of December 31, 2016, $1,090 remained available to cover payment shortfalls of our minimum returns due under the management agreement. During the three months ended March 31, 2017, the hotels under this agreement generated cash flows that were less than the minimum returns due to us and the remaining guarantee was depleted. This guarantee may be replenished from future cash flows from these hotels in excess of our minimum returns. As of May 9, 2017, Wyndham has paid all of the minimum returns due to us under our Wyndham agreement.
We also lease 48 vacation units in one of our hotels to Wyndham Vacation Resorts, Inc., a subsidiary of Wyndham, or Wyndham Vacation, which requires that we are paid annual minimum rents of $1,407.  The guarantee provided by Wyndham with respect to the Wyndham Vacation lease for part of one hotel is unlimited.  We recognized rents of $454 during both the three months ended March 31, 2017 and 2016 under our Wyndham Vacation lease agreement. Rental income for the three months ended March 31, 2017 and 2016 for this lease includes $102 and $112, respectively, of adjustments necessary to record rent on a straight line basis.
Our Wyndham agreement requires FF&E escrow deposits equal to 5% of total hotel sales for all hotels included in the agreement subject to available cash flows after payment of our minimum return. No FF&E escrow deposits were made during the three months ended March 31, 2017 due to insufficient available cash flows generated at these hotels.
We funded $4,313 for capital improvements to certain hotels included in our Wyndham agreement during the three months ended March 31, 2017.  We currently expect to fund $6,787 for capital improvements under this agreement during the remainder of 2017.  As we fund these improvements, the annual minimum returns payable to us increase by 8% of the amounts funded.

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Morgans agreement.  We lease The Clift Hotel in San Francisco, CA to a subsidiary of Morgans. This lease is scheduled to expire in 2103 and requires annual rent to us of $7,595, which amount is scheduled to increase on October 14, 2019 and every five years thereafter based upon consumer price index increases of no less than 10% and no more than 20% at the time of each increase. Although the terms of this lease might have qualified this lease as a direct financing lease under GAAP, we recognize the rental income we receive from Morgans on a cash basis because of uncertainty regarding our collection of future rent increases. In December 2016, we notified Morgans that the closing of its merger with SBE Entertainment Group LLC, or SBE, without our consent was a breach of its lease obligations and shortly thereafter we commenced an unlawful detainer action in the California state courts to compel Morgans and SBE to surrender possession of this hotel to us. We are currently pursuing this litigation and simultaneously engaging in discussions with Morgans and SBE regarding this hotel. The outcome of this pending litigation and our discussions with Morgans and SBE is not assured, but we believe Morgans may surrender to us possession of this hotel or that the court will determine that Morgans and SBE have breached the lease. We also believe that this hotel may require substantial capital investment to remain competitive in its market. The continuation of our dispute with Morgans and SBE is causing us to incur legal fees. Despite the continuation of this dispute, Morgans has paid the rents due to us through May 9, 2017; however we believe that we may suffer some loss of future rent from this hotel, at least until this hotel is renovated and operations improve.
TA leases. As of March 31, 2017, we leased to TA a total of 198 travel centers under five leases.
We recognized rental income from TA of $68,581 and $68,117 for the three months ended March 31, 2017 and 2016, respectively. Rental income for the three months ended March 31, 2017 and 2016 includes $2,912 and $3,644, respectively, of adjustments necessary to record the deferred rent obligations under our TA leases and the estimated future payments to us by TA for the cost of removing underground storage tanks on a straight line basis. As of March 31, 2017 and December 31, 2016, we had receivables for current rent amounts owed to us by TA and straight line rent adjustments of $68,920 and $65,332, respectively. These amounts are included in due from related persons in our condensed consolidated balance sheets. In addition, as of March 31, 2017, TA owed us deferred rent of $150,000, which is due and payable on various dates from 2024 through 2032.
Our TA leases do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components. Under our TA leases, TA may request that we fund capital improvements in return for increases in TA’s annual minimum rent. We funded $24,908 for the three months ended March 31, 2017 of qualifying capital improvements to our TA leases. As a result, TA’s annual minimum rent payable to us increased by $2,117. We currently expect to fund $53,769 for renovations and other capital improvements to our travel centers during the remainder of 2017. TA is not obligated to request and we are not obligated to fund any such improvements.
In addition to the rental income we recognized from TA during the three months ended March 31, 2017 and 2016 as described above, our TA leases require TA to pay us percentage rent based upon increases in certain sales. We determine percentage rent due under our TA leases annually and recognize any resulting amount as rental income when all contingencies are met. We had aggregate deferred percentage rent under our TA leases of $604 and $250 for the three months ended March 31, 2017 and 2016, respectively.
See Note 10 for further information regarding our relationship with TA and Note 7 for further information regarding the effects of certain of our completed and pending property acquisitions on our leases with TA.
Other management agreement and lease matters. We also have hotel management agreements with Hyatt (22 hotels) and Carlson (11 hotels). As of May 9, 2017, all payments due to us from our managers and tenants under these agreements were current.  Minimum return payments due to us under these hotel management agreements are supported by guarantees.  The guarantee provided by Hyatt with respect to the 22 hotels managed by Hyatt is limited to $50,000 ($18,875 remaining at March 31, 2017).  The guarantee provided by Carlson with respect to the 11 hotels managed by Carlson is limited to $40,000 ($29,500 remaining at March 31, 2017).
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
Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $16,924 and $16,429 less than the minimum returns due to us in the three months ended March 31, 2017 and 2016, respectively.  When the managers of these hotels fund these shortfalls under the terms of our operating agreements or their guarantees, we reflect such fundings (including security deposit applications) in our condensed consolidated statements of comprehensive income as a reduction of hotel operating expenses. The reduction to hotel operating expenses was $6,662 and $4,377 in the three months ended March 31, 2017 and 2016, respectively. We had shortfalls at certain of our managed hotel portfolios not funded by the managers of these hotels under the terms of our operating agreements of $11,889 and $12,052 in the three months ended March 31, 2017 and 2016, respectively, which represent the unguaranteed portions of our minimum returns from Sonesta.
Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $2,791 and $8,363 more than the minimum returns due to us in the three months ended March 31, 2017 and 2016, respectively. Like the security deposits we hold, certain of our guarantees may be replenished by a share of future cash flows from the applicable hotel operations in excess of the minimum returns due to us pursuant to the terms of the respective operating agreements.  When our guarantees and our security deposits are replenished by cash flows from hotel operations, we reflect such replenishments in our condensed consolidated statements of comprehensive income as an increase to hotel operating expenses.  We had $1,504 and $2,522 of guarantee and security deposit replenishments in the three months ended March 31, 2017 and 2016, respectively.
Note 9. Business and Property Management Agreements with RMR LLC
We have no employees. The personnel and various services we require to operate our business are provided to us by RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally, and (2) a property management agreement, which relates to our property level operations of the office building component of one of our hotels.
Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $29,770 and $13,781 for the three months ended March 31, 2017 and 2016, respectively. The business management fees for the three months ended March 31, 2017 include estimated 2017 incentive fees of $19,620 based on our common share total return as of March 31, 2017. Although we recognized estimated incentive fees in accordance with GAAP, the amount of incentive fees payable to RMR LLC for 2017, if any, will be calculated based on our common share total return, as defined, for the three year period ending December 31, 2017, and will be payable in 2018. The net business management fees we recognized for the three months ended March 31, 2016 included $5,316 of then estimated 2016 incentive fees; in January 2017, we paid RMR LLC an incentive fee of $52,407 for 2016. The net business management fees we recognized for the 2017 and 2016 periods are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.
Pursuant to our property management agreement with RMR LLC, we recognized property management fees of $10 and $14 for the three months ended March 31, 2017 and 2016, respectively.  These fees are payable to RMR LLC in connection with the management of the office building component of one of our hotels. These amounts are included in hotel operating expenses in our condensed consolidated statements of comprehensive income.
We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf. We reimbursed RMR LLC $46 and $38 for property management related expenses related to the office building component of one of our hotels for the three months ended March 31, 2017 and 2016, respectively. These amounts are included in hotel operating expenses in our condensed consolidated statements of comprehensive income. In addition, we are responsible for our share of RMR LLC’s costs for providing our internal audit function. The amounts recognized as expense for internal audit costs were $67 for both the three months ended March 31, 2017 and 2016. These amounts are included in general and administrative expenses in our condensed consolidated statements of comprehensive income for these periods.
Note 10. Related Person Transactions
We have relationships and historical and continuing transactions with TA, Sonesta, RMR LLC, The RMR Group Inc., or RMR Inc., AIC and others related to them, including other companies to which RMR LLC provides management services and which have trustees, directors and officers who are also our Trustees or officers.

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

TA.  TA is our largest tenant and property operator, leasing 36% of our gross carrying value of real estate properties as of March 31, 2017. We lease all of our travel centers to TA under the TA leases. We are also TA’s largest shareholder; as of March 31, 2017, we owned 3,420,000 common shares of TA, representing approximately 8.7% of TA’s outstanding common shares. RMR LLC provides management services to both us and TA. See Notes 7 and 8 for further information regarding our relationships, agreements and transactions with TA and Note 13 for further information regarding our investment in TA.
Sonesta. Sonesta is a private company owned by our Managing Trustees. As of March 31, 2017, Sonesta managed 34 of our hotels pursuant to management and pooling agreements. See Notes 7 and 8 for further information regarding our relationships, agreements and transactions with Sonesta.
Our Manager, RMR LLC. See Note 9 for further information regarding our management agreements with RMR LLC.
RMR Inc. RMR LLC is a subsidiary of RMR Inc. and RMR Inc. is the managing member of RMR LLC. The controlling shareholder of RMR Inc., ABP Trust, is owned by our Managing Trustees. As of March 31, 2017, we hold 2,503,777 shares of class A common stock of RMR Inc. See Note 13 for further information regarding our investment in RMR Inc.
AIC. We, ABP Trust, TA and four other companies to which RMR LLC provides management services currently own AIC, an Indiana insurance company, in equal amounts. We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC. As of March 31, 2017 and December 31, 2016, our investment in AIC had a carrying value of $7,373 and $7,123, respectively. These amounts are included in other assets in our condensed consolidated balance sheets. We recognized income related to our investment in AIC, which amounts are presented as equity in earnings of an investee in our condensed consolidated statements of comprehensive income. Our other comprehensive income includes our proportionate part of unrealized gains on securities which are owned by AIC related to our investment in AIC.
For further information about these and other such relationships and certain other related person transactions, please refer to our 2016 Annual Report.
Note 11. Income Taxes
We have elected to be taxed as a real estate investment trust, or REIT, under the United States Internal Revenue Code of 1986, as amended, or the IRC, and, as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We are subject to income tax in Canada, Puerto Rico and certain states despite our qualification for taxation as a REIT. Further, we lease our managed hotels to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated tax return and are subject to federal, state and foreign income taxes. Our consolidated income tax provision includes the income tax provision related to the operations of our TRSs and certain state and foreign income taxes incurred by us despite our qualification for taxation as a REIT.

During the three months ended March 31, 2017, we recognized income tax expense of $356, which includes $115 of foreign taxes, $11 of federal taxes and $230 of state taxes.  During the three months ended March 31, 2016, we recognized income tax expense of $375, which includes $32 of foreign taxes, $53 of federal taxes and $290 of state taxes.

Note 12.  Segment Information

We aggregate our hotels and travel centers into two reportable segments, hotel investments and travel center investments, based on their similar operating and economic characteristics.

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

	For the Three Months Ended March 31, 2017
	Hotels	Travel Centers	Corporate	Consolidated
Revenues:
Hotel operating revenues	$407,587	$—	$—	$407,587
Rental income	8,262	71,526	—	79,788
FF&E reserve income	1,227	—	—	1,227
Total revenues	417,076	71,526	—	488,602

Expenses:
Hotel operating expenses	282,723	—	—	282,723
Depreciation and amortization	58,104	35,347	—	93,451
General and administrative	—	—	32,346	32,346
Total expenses	340,827	35,347	32,346	408,520

Operating income (loss)	76,249	36,179	(32,346)	80,082

Dividend income	—	—	626	626
Interest income	—	—	257	257
Interest expense	—	—	(43,566)	(43,566)
Income (loss) before income taxes and equity in earnings of an investee	76,249	36,179	(75,029)	37,399
Income tax expense	—	—	(356)	(356)
Equity in earnings of an investee	—	—	128	128
Net income (loss)	$76,249	$36,179	$(75,257)	$37,171

	As of March 31, 2017
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$4,133,029	$2,476,994	$179,411	$6,789,434

	For the Three Months Ended March 31, 2016
	Hotels	Travel Centers	Corporate	Consolidated
Revenues:
Hotel operating revenues	$396,503	$—	$—	$396,503
Rental income	8,142	68,117	—	76,259
FF&E reserve income	1,356	—	—	1,356
Total revenues	406,001	68,117	—	474,118

Expenses:
Hotel operating expenses	276,305	—	—	276,305
Depreciation and amortization	55,084	32,187	—	87,271
General and administrative	—	—	16,023	16,023
Acquisition related costs	612	—	—	612
Total expenses	332,001	32,187	16,023	380,211

Operating income (loss)	74,000	35,930	(16,023)	93,907

Interest income	—	—	98	98
Interest expense	—	—	(41,586)	(41,586)
Loss on early extinguishment of debt	—	—	(70)	(70)
Income (loss) before income taxes and equity in losses of an investee	74,000	35,930	(57,581)	52,349
Income tax expense	—	—	(375)	(375)
Equity in earnings of an investee	—	—	77	77
Net income (loss)	$74,000	$35,930	$(57,879)	$52,051

	As of December 31, 2016
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$4,005,481	$2,483,718	$145,029	$6,634,228

Note 13.  Fair Value of Assets and Liabilities
The table below presents certain of our assets carried at fair value at March 31, 2017, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

		Fair Value at March 31, 2017 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Carrying Value at	Identical Assets	Observable Inputs	Unobservable Inputs
Description	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurement Assets:
Investment in TA (1)	$20,862	$20,862	$—	$—
Investment in RMR Inc.(2)	$123,937	$123,937	$—	$—

(1)
Our 3,420,000 common shares of TA, which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs).  Our historical cost basis for these shares is $17,407 as of March 31, 2017.  The unrealized gain of $3,455 for these shares as of March 31, 2017 is included in cumulative other comprehensive income in our condensed consolidated balance sheets.

(2)
Our 2,503,777 shares of class A common stock of RMR Inc., which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs).  Our historical cost basis for these shares is $66,374 as of March 31, 2017.  The unrealized gain of $57,563 for these shares as of March 31, 2017 is included in cumulative other comprehensive income in our condensed consolidated balance sheets.

In addition to the investment securities included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, revolving credit facility, term loan, senior notes and security deposits. At March 31, 2017 and December 31, 2016, the fair values of these additional financial instruments approximated their carrying values in our condensed consolidated balance sheets due to their short term nature or variable interest rates, except as follows:

	March 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value (1)	Value	Value (1)	Value
Senior Unsecured Notes, due 2018 at 6.70%	$349,529	$354,758	$349,387	$358,740
Senior Unsecured Notes, due 2021 at 4.25%	394,418	416,086	394,056	413,790
Senior Unsecured Notes, due 2022 at 5.00%	493,490	532,308	493,187	527,945
Senior Unsecured Notes, due 2023 at 4.50%	499,004	516,378	298,134	298,845
Senior Unsecured Notes, due 2024 at 4.65%	347,180	359,217	347,079	348,523
Senior Unsecured Notes, due 2025 at 4.50%	344,540	351,353	344,368	341,439
Senior Unsecured Notes, due 2026 at 5.25%	339,979	366,930	339,697	354,772
Senior Unsecured Notes, due 2027 at 4.95%	392,617	410,266	—	—
Convertible Unsecured Senior Notes, due 2027 at 3.8%	47	47	8,478	8,599
Total financial liabilities	$3,160,804	$3,307,343	$2,574,386	$2,652,653

(1)	Carrying value includes unamortized discounts and premiums and certain issuance costs.
At March 31, 2017, we estimated the fair values of our senior notes using an average of the bid and ask price of our then outstanding issuances of senior notes (Level 2 inputs).  We estimated the fair value of our convertible senior notes using discounted cash flow analyses and currently prevailing market interest rates (Level 3 inputs) because no market quotes or other observable inputs for these notes were available at March 31, 2017 and December 31, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2016 Annual Report.

Overview (dollar amounts in thousands, except share amounts)
We are a REIT organized under the laws of the State of Maryland.
Management agreements and leases.  At March 31, 2017, we owned 308 hotels operated under nine agreements; 305 of these hotels are leased by us to our wholly owned TRSs and managed by hotel operating companies and three are leased to hotel operating companies.  At March 31, 2017, our 198 owned travel centers are leased to TA under five agreements. Our condensed consolidated statements of comprehensive income include operating revenues and expenses of our managed hotels and rental income from our leased hotels and travel centers.
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
Hotel operations. During the three months ended March 31, 2017, the U.S. hotel industry generally realized increases in occupancy, average daily rate, or ADR, and revenue per available room, or RevPAR, compared to the same period in 2016.  During the three months ended March 31, 2017, our comparable hotels that we owned continuously since January 1, 2016 produced aggregate year over year increases in occupancy, ADR and RevPAR below the hotel industry generally. We believe these results are, in part, due to the disruption and displacement at certain of our hotels undergoing renovations, increased competition from new hotel room supply in certain markets and decreased business activity in areas where some of our hotels are located.
For the three months ended March 31, 2017 compared to the same period in 2016 for our 302 comparable hotels that we owned continuously since January 1, 2016: ADR increased 0.9% to $125.03; occupancy increased 0.1 percentage points to 71.5%; and RevPAR increased 1.0% to $89.40.
For the three months ended March 31, 2017 compared to the same period in 2016 for all our 308 hotels: ADR increased 0.7% to $125.63; occupancy increased 0.1 percentage points to 71.2%; and RevPAR increased 0.9% to $89.45.
Additional details of our hotel operating agreements and agreements with TA are set forth in Notes 8 and 10 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the table and notes thereto on pages 26 through 28 below.

Results of Operations (dollar amounts in thousands, except share amounts)
Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

	For the Three Months Ended March 31,
			Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$407,587	$396,503	$11,084	2.8%
Rental income - hotels	8,262	8,142	120	1.5%
Rental income - travel centers	71,526	68,117	3,409	5.0%
Total rental income	79,788	76,259	3,529	4.6%
FF&E reserve income	1,227	1,356	(129)	(9.5)%

Expenses:
Hotel operating expenses	282,723	276,305	6,418	2.3%
Depreciation and amortization - hotels	58,104	55,084	3,020	5.5%
Depreciation and amortization - travel centers	35,347	32,187	3,160	9.8%
Total depreciation and amortization	93,451	87,271	6,180	7.1%
General and administrative	32,346	16,023	16,323	101.9%
Acquisition related costs	—	612	(612)	(100.0)%

Operating income	80,082	93,907	(13,825)	(14.7)%

Dividend income	626	—	626	n/m
Interest income	257	98	159	162.2%
Interest expense	(43,566)	(41,586)	(1,980)	4.8%
Loss on early extinguishment of debt	—	(70)	70	(100.0)%
Income before income taxes and equity earnings of an investee	37,399	52,349	(14,950)	(28.6)%
Income tax expense	(356)	(375)	19	(5.1)%
Equity in earnings of an investee	128	77	51	66.2%
Net income	37,171	52,051	(14,880)	(28.6)%
Preferred distributions	(1,435)	(5,166)	3,731	(72.2)%
Excess of liquidation preference over carrying value of preferred shares redeemed	(9,893)	—	(9,893)	n/m
Net income available for common shareholders	$25,843	$46,885	$(21,042)	(44.9)%
			—
Weighted average shares outstanding (basic)	164,120	151,402	12,718	8.4%
Weighted average shares outstanding (diluted)	164,149	151,415	12,734	8.4%

Net income available for common shareholders per common share (basic and diluted)	$0.16	$0.31	$(0.15)	(48.4)%

References to changes in the income and expense categories below relate to the comparison of condensed consolidated results for the three months ended March 31, 2017, compared to the three months ended March 31, 2016.
Hotel operating revenues. The increase in hotel operating revenues is a result of increased revenues at certain of our managed hotels due to increases in ADR and higher occupancies ($16,291) and the effect of our hotel acquisitions since January 1, 2016 ($9,426), partially offset by decreased revenues at certain of our managed hotels primarily as a result of lower occupancies compared to the 2016 period ($12,202) and decreased revenues at certain hotels undergoing renovations during all or part of the 2017 period resulting in lower occupancies ($2,431).  Additional operating statistics of our hotels are included in the table on page 29.
Rental income - hotels. The increase in rental income - hotels is a result of contractual rent increases under certain of our hotel leases and increases in the minimum rents due to us as we funded improvements at certain of our leased hotels since

January 1, 2016.  Rental income - hotels for the 2017 and 2016 periods includes $96 and $108, respectively, of adjustments to record rent on a straight line basis.
Rental income - travel centers. The increase in rental income - travel centers is a result of increases in the minimum rents due to us for improvements we purchased at certain of our travel centers since January 1, 2016 ($2,380) and for our travel center acquisitions since January 1, 2016 ($1,760), partially offset by a decrease in straight line rent adjustments related to previously deferred rent amounts under our TA leases ($731). Rental income - travel centers for the 2017 and 2016 periods includes $2,912 and $3,644, respectively, of adjustments necessary to record scheduled rent increases under our TA leases, the deferred rent obligations payable to us under our TA leases and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks on a straight line basis.
FF&E Reserve income. FF&E reserve income represents amounts paid by certain of our hotel tenants into restricted accounts owned by us to accumulate funds for future capital expenditures. The terms of our hotel leases require these amounts to be calculated as a percentage of total sales at our hotels. We do not report the amounts, if any, which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income. The decrease in FF&E reserve income is the result of decreased sales at certain of our leased hotels in the 2017 period.

Hotel operating expenses. The increase in hotel operating expenses is a result of our hotel acquisitions since January 1, 2016 ($9,536) and an increase in wage and benefit costs, sales and marketing expenses and other operating costs at certain of our managed hotels resulting primarily from higher occupancies ($2,769), partially offset by a decrease in the amount of guaranty and security deposit replenishments under certain of our hotel management agreements ($3,304) and by operating expense decreases at certain managed hotels undergoing renovations during the 2017 period resulting in lower occupancies ($2,583). Certain guarantees and security deposits which have been applied to past payment deficits may be replenished from a share of subsequent cash flows from the applicable hotel operations pursuant to the terms of the respective operating agreements.  When our guarantees and our security deposits are replenished by cash flows from hotel operations, we reflect such replenishments in our condensed consolidated statements of comprehensive income as an increase to hotel operating expenses.
Depreciation and amortization - hotels. The increase in depreciation and amortization - hotels is primarily due to the depreciation and amortization of improvements acquired with funds from our FF&E reserves or directly funded by us since January 1, 2016 ($3,103) and the effect of our hotel acquisitions since January 1, 2016 ($1,792), partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2016 ($1,875).
Depreciation and amortization - travel centers. The increase in depreciation and amortization - travel centers is due to the depreciation and amortization of travel center improvements we purchased since January 1, 2016 ($2,564) and the effect of our travel center acquisitions since January 1, 2016 ($619), partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2016 ($23).
General and administrative. The increase in general and administrative costs is primarily due to an increase in estimated business management and incentive fees ($15,989).
Acquisition related costs. Acquisition related costs represent legal and other costs incurred in connection with our acquisition activities. Acquisition costs incurred during the 2017 period have been capitalized in purchase accounting pursuant to a change in GAAP.
Operating income. The decrease in operating income is primarily due to the revenue and expense changes discussed above during the 2017 period compared to the 2016 period.
Dividend income. Dividend income represents the dividends we received from our investment in RMR Inc.
Interest income. The increase in interest income is due to higher average cash balances during the 2017 period.
Interest expense. The increase in interest expense is due to higher average outstanding borrowings and a higher weighted average interest rate in the 2017 period.
Loss on early extinguishment of debt. We recorded a $70 loss on early extinguishment of debt in the 2016 period in connection with our redemption of certain senior notes.
Income tax expense. We recognized lower state income taxes during the 2017 period primarily due to decreased taxable income in certain jurisdictions.

Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of the earnings of AIC.
Preferred distributions. The decrease in preferred distributions is the result of the redemption of all of our outstanding 7.125% Series D cumulative redeemable preferred shares during the 2017 period.
Excess of liquidation preference over carrying value of preferred shares redeemed. The excess of liquidation preference over carrying value of preferred shares redeemed is the amount by which the liquidation preference for our 7.125% Series D cumulative redeemable preferred shares that were redeemed during the 2017 period exceeded our carrying amount for those preferred shares as of the date of redemption.
Net income and net income available for common shareholders. The decrease in net income, net income available for common shareholders and net income available for common shareholders per common share (basic and diluted) in the 2017 period compared to the 2016 period is primarily due to the revenue and expense changes discussed above. The percentage decrease in net income available for common shareholders per common share (basic and diluted) is higher primarily as a result of the higher number of weighted average common shares outstanding for the 2017 period due to our issuance of common shares pursuant to a public offering in August 2016.
Liquidity and Capital Resources (dollar amounts in thousands, except share amounts)
Our Managers and Tenants
As of March 31, 2017, 306 of our hotels are included in seven portfolio agreements and two of our hotels are not included in a portfolio and were leased to hotel operating companies. Our 198 travel centers are leased under five portfolio agreements. All costs of operating and maintaining our properties are paid by the hotel managers as agents for us or by our tenants for their own account. Our hotel managers and tenants derive their funding for property operating expenses and for returns and rents due to us generally from property operating revenues and, to the extent that these parties themselves fund our minimum returns and rents, from their separate resources. Our hotel managers and tenants include Marriott, InterContinental, Sonesta, Wyndham, Hyatt, Carlson and Morgans. Our travel centers are leased to TA.
We define coverage for each of our hotel management agreements or leases as total property level revenues minus all property level expenses and FF&E reserve escrows which are not subordinated to the minimum returns and rents due to us divided by the minimum returns or rents due to us. More detail regarding coverage, guarantees and other features of our hotel operating agreements is presented in the tables and related notes on pages 26 through 28. For the twelve months ended March 31, 2017, three of our nine hotel operating agreements, representing 16% of our total annual minimum returns and minimum rents, generated coverage of less than 1.0x (with a range among those three hotel operating agreements of 0.70x to 0.88x).
We define coverage for our travel center leases as property level revenues minus all property level expenses divided by the minimum rents due to us.  For the twelve months ended March 31, 2017, the operating results from our 198 properties in our five travel center leases generated combined coverage of 1.53x. Because a large percentage of TA’s business is conducted at properties leased from us, property level rent coverage may not be an appropriate way to evaluate TA’s ability to pay rents due to us. We believe property level rent coverage is nonetheless one useful indicator of the performance and value of our properties as we believe it is what an operator interested in acquiring these properties or the leaseholds might use to evaluate the contribution of these properties to its earnings before corporate level expenses.
Four hundred eighteen (418) of our properties, representing 79% of our aggregate annual minimum returns and rents as of March 31, 2017, are operated under 11 management arrangements or leases which are subject to full or limited guarantees or are secured by a security deposit which we control. These guarantees may provide us with continued payments if the property level cash flows fail to equal or exceed guaranteed amounts due to us. Some of our managers and tenants, or their affiliates, may also supplement cash flows from our properties in order to make payments to us and preserve their rights to continue operating our properties even if they are not required to do so by guarantees or security deposits. Guarantee payments, security deposit applications or supplemental payments to us, if any, made under any of our management agreements or leases do not subject us to repayment obligations, but, under some of our agreements, the manager or tenant may recover these guarantee or supplemental payments and the security deposits may be replenished from subsequent cash flows from our properties after our future minimum returns and rents are paid.
When cash flows from our hotels under certain of our agreements are less than the minimum returns or rents contractually due to us, we have utilized the applicable security features in our agreements to cover some of these shortfalls. However, several of the guarantees and all the security deposits we hold are for limited amounts, are for limited durations and may be exhausted or expire, especially if our hotel renovation and rebranding activities do not result in improved operating results at these hotels. Accordingly, the effectiveness of our various security features to provide uninterrupted payments to us is not assured. If any of our hotel managers, tenants or guarantors default in their payment obligations to us, our cash flows will decline and we may become unable to continue to pay distributions to our shareholders or the amount of the distributions may decline. Wyndham's guarantee of the minimum returns due from our hotels which are managed by Wyndham was depleted to pay minimum returns due for the quarter ended March 31, 2017. We do not know whether Wyndham will continue to pay the minimum returns due to us despite the depleted guarantee or if Wyndham will default on its payments.
We lease The Clift Hotel in San Francisco, CA to a subsidiary of Morgans. This lease is scheduled to expire in 2103 and requires annual rent to us of $7,595, which amount is scheduled to increase on October 14, 2019 and every five years thereafter based upon consumer price index increases of no less than 10% and no more than 20% at the time of each increase. Although the terms of this lease might have qualified this lease as a direct financing lease under GAAP, we recognize the rental income we receive from Morgans on a cash basis because of uncertainty regarding our collection of future rent increases. In December 2016, we notified Morgans that the closing of its merger with SBE without our consent was a breach of its lease obligations and shortly thereafter we commenced an unlawful detainer action in the California state courts to compel Morgans and SBE to surrender possession of this hotel to us. We are currently pursuing this litigation and simultaneously engaging in discussions with Morgans and SBE regarding this hotel. The outcome of this pending litigation and our discussions with Morgans and SBE is not assured, but we believe Morgans may surrender to us possession of this hotel or that the court will determine that Morgans and SBE have breached the lease. We also believe that this hotel may require substantial capital investment to remain competitive in its market. The continuation of our dispute with Morgans and SBE is causing us to incur legal fees. Despite the continuation of this dispute, Morgans has paid the rents due to us through May 9, 2017; however, we believe that we may suffer some loss of future rent from this hotel, at least until this hotel is renovated and operations improve.

Our Operating Liquidity and Capital Resources
Our principal sources of funds to meet operating and capital expenses, debt service obligations and distributions to shareholders are minimum returns from our managed hotels, minimum rents from our leased hotels and travel centers and borrowings under our revolving credit facility. We receive minimum returns and minimum rents from our managers and tenants monthly. We may receive additional returns, percentage rents and our share of the operating profits of our managed hotels after payment of management fees and other deductions, if any, either monthly or quarterly, and these amounts are usually subject to an annual reconciliation. We believe that these sources of funds will be sufficient to meet our operating and capital expenses, interest expense on our debt and distributions to our shareholders for the next twelve months and for the foreseeable future thereafter. However, as a result of economic conditions or otherwise, our managers and tenants may become unable or unwilling to pay minimum returns and rents to us when due, and, as a result, our cash flows and net income would decline and we may need to reduce the amount of, or even eliminate, our distributions to common shareholders.
Changes in our cash flows for the three months ended March 31, 2017 compared to the same period in 2016 were as follows: (1) cash flows provided by operating activities increased from $38,391 in 2016 to $57,855 in 2017; (2) cash used in investing activities increased from $176,840 in 2016 to $188,470 in 2017; and (3) cash flows provided by financing activities increased from $140,583 in 2016 to $143,491 in 2017.
The increase in cash flows provided by operating activities for the three months ended March 31, 2017 as compared to the prior year period is primarily due to a decrease in incentive management fees paid to RMR LLC and an increase in the minimum returns and rents paid to us due to our funding of improvements to our hotels and travel centers and our acquisitions since January 1, 2016, partially offset by higher interest payments. The increase in cash used in investing activities for the three months ended March 31, 2017 as compared to the prior year period is primarily due to our increased real estate acquisitions in the 2017 period. The increase in cash flows provided by financing activities for the three months ended March 31, 2017 as compared to the prior year period is primarily due to higher net borrowings in the 2017 period compared to the prior year period, partially offset by the redemption of our 7.125% Series D cumulative redeemable preferred shares and an increase in our distributions to common shareholders in the 2017 period.
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
Our Investment and Financing Liquidity and Capital Resources

Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the three months ended March 31, 2017, our hotel managers and tenants deposited $15,602 to these accounts and spent $21,335 from the FF&E reserve escrow accounts to renovate and refurbish our hotels.  As of March 31, 2017, there was $56,713 on deposit in these escrow accounts, which was held directly by us and is reflected in our condensed consolidated balance sheets as restricted cash.
Our hotel operating agreements generally provide that, if necessary, we may provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. To the extent we make such additional fundings, our annual minimum returns or rents generally increase by a percentage of the amount we fund. During the three months ended March 31, 2017, we funded $9,834 for capital improvements in excess of FF&E reserve fundings available from hotel operations to our hotels as follows:

•
During the three months ended March 31, 2017, we funded $1,990 for capital improvements to hotels under our Marriott No. 1 agreement using cash on hand and borrowings under our revolving credit facility. We currently expect to fund $2,110 for capital improvements under this agreement during the remainder of 2017 using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the annual minimum returns payable to us increase.

•
We did not make any fundings for capital improvements to hotels under our InterContinental agreement during the three months ended March 31, 2017. We currently expect to fund $6,243 for capital improvements under this agreement during the remainder of 2017 using cash on hand or borrowings under our revolving credit facility.  As we fund these improvements, the annual minimum returns payable to us increase.

•
Our Sonesta agreement does not require FF&E escrow deposits. Under our Sonesta agreement, we are required to fund capital expenditures made at our hotels. During the three months ended March 31, 2017, we funded $3,531 for capital improvements to hotels included in our Sonesta agreement using cash on hand and borrowings under our revolving credit facility.  We currently expect to fund $17,409 for renovations and other capital improvements under this agreement during the remainder of 2017 and $18,708 during 2018 using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the annual minimum returns payable to us increase to the extent amounts funded exceed threshold amounts, as defined in our Sonesta agreement.

•
Our Wyndham agreement requires FF&E escrow deposits only if there are excess cash flows after payment of our minimum returns.  No FF&E escrow deposits were required during the three months ended March 31, 2017.  During the three months ended March 31, 2017, we funded $4,313 for capital improvements to hotels included in our Wyndham agreement using cash on hand and borrowings under our revolving credit facility.  We currently expect to fund $6,787 for capital improvements under this agreement during the remainder of 2017 using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the annual minimum returns payable to us increase.

Our travel center leases with TA do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components. Under all of our TA leases, TA may request that we purchase qualifying capital improvements to the leased facilities in return for minimum rent increases.  We funded $24,908 for purchases of capital improvements under these lease provisions during the three months ended March 31, 2017. We currently expect to fund $53,769 for the purchase of capital improvements under these agreements during the remainder of 2017 using cash on hand or borrowings under our revolving credit facility.  TA is not obligated to request us, and we are not obligated, to purchase any such improvements.
On January 13, 2017, we issued $600,000 aggregate principal amount of senior notes in underwritten public offerings, which included $200,000 aggregate principal amount of 4.500% senior notes due 2023 and $400,000 aggregate principal amount 4.950% senior notes due 2027.  Net proceeds from these offerings were $593,300 after discounts, premiums and expenses and were used to repay amounts outstanding under our revolving credit facility, to redeem all of our outstanding 7.125% Series D cumulative redeemable preferred shares in February 2017 and for general business purposes, including acquisitions.

On January 17, 2017, we paid a $0.4453 per share distribution, or $5,166, to our Series D preferred shareholders. We funded this distribution with cash on hand.
On February 1, 2017, we acquired the 483 room Hotel Allegro in Chicago, IL for a purchase price of $85,494, excluding capitalized acquisition costs of $707, with proceeds from our senior note offerings described above.

On February 10, 2017, we redeemed all of our 11,600,000 outstanding shares of 7.125% Series D cumulative redeemable preferred shares for $25.00 per share plus accrued and unpaid distributions (an aggregate of $291,435). We funded this redemption with proceeds from our senior notes offerings described above.

On February 21, 2017, we paid a regular quarterly distribution to our common shareholders of record on January 23, 2017 of $0.51 per share, or $83,777. We funded this distribution using cash on hand and borrowings under our revolving credit facility. On April 11, 2017, we declared a regular quarterly distribution payable to our common shareholders of record on April 21, 2017 of $0.52 per share, or $85,419. We expect to pay this amount on or about May 18, 2017 using cash on hand and borrowings under our revolving credit facility.

On March 15, 2017, we repurchased at par plus accrued and unpaid interest $8,431 of the outstanding principal amount of our 3.80% convertible senior notes due 2027 which were tendered by the holders of these notes for repurchase by us using cash on hand. On April 24, 2017, we redeemed at par plus accrued and unpaid interest the remaining $47 of the outstanding principal amount of these notes.
On March 16, 2017, we entered into an agreement to acquire the 389 room Chase Park Plaza hotel located in St. Louis, MO for a purchase price of $87,750, excluding acquisition related costs. We currently expect to complete this acquisition in the second quarter of 2017 using cash on hand and borrowings under our revolving credit facility.

On March 31, 2017, we acquired the 121 room Hotel Alexis in Seattle, WA for a purchase price of $71,625, excluding capitalized acquisition costs of $123, using cash on hand and borrowings under our revolving credit facility.

On May 3, 2017, we acquired a travel center located in Columbia, SC for a purchase price of $27,602, excluding acquisition related costs, using cash on hand and borrowings under our revolving credit facility.

Our pending acquisition is subject to conditions; accordingly, we cannot be sure that we will complete this acquisition or that this acquisition will not be delayed or the terms of this acquisition will not change.

In order to fund acquisitions and to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $1,000,000 revolving credit facility. The maturity date of our revolving credit facility is July 15, 2018 and, subject to our payment of an extension fee and meeting other conditions, we have an option to extend the stated maturity date of our revolving credit facility by one year to July 15, 2019. We are required to pay interest at a rate of LIBOR plus a premium, which was 110 basis points per annum at March 31, 2017, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 20 basis points per annum at March 31, 2017. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of March 31, 2017, the annual interest rate payable on borrowings under our revolving credit facility was 2.08%. As of March 31, 2017 and May 9, 2017, we had $130,000 and $61,000, respectively, outstanding and $870,000 and $939,000, respectively, available to borrow under our revolving credit facility.

Our revolving credit facility is governed by a credit agreement with a syndicate of institutional lenders, which also governs our term loan. Our $400,000 term loan, which matures on April 15, 2019, is prepayable without penalty at any time. We are required to pay interest at LIBOR plus a premium, which was 120 basis points per annum at March 31, 2017, on the amount outstanding under our $400,000 term loan.  The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of March 31, 2017, the annual interest rate for the amount outstanding under our $400,000 term loan was 1.98%.
Our credit agreement also includes a feature under which the maximum borrowing availability may be increased up to $2,300,000 on a combined basis in certain circumstances.
Our term debt maturities (other than our revolving credit facility and term loan) as of March 31, 2017 were as follows: $350,000 in 2018, $400,000 in 2021, $500,000 in 2022, $500,000 in 2023, $350,000 in 2024, $350,000 in 2025, $350,000 in 2026 and $400,047 in 2027.
None of our other debt obligations require principal or sinking fund payments prior to their maturity dates.
We currently expect to use cash on hand, the cash flows from our operations, borrowings under our revolving credit facility, net proceeds from any property sales and net proceeds of offerings of equity or debt securities to fund our future debt maturities, operations, capital expenditures, distributions to our shareholders, property acquisitions and other general business purposes.
When significant amounts are outstanding for an extended period of time under our revolving credit facility, or the maturities of our indebtedness approach, we currently expect to explore refinancing alternatives. Such alternatives may include incurring additional debt, issuing new equity securities and the sale of properties. We have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities.  We may also seek to participate in joint ventures or other arrangements that may provide us additional sources of financing.  Although we have not historically done so, we may also assume mortgage debt on properties we may acquire or obtain mortgage financing on our existing properties.
While we believe we will have access to various types of financings, including debt or equity, to fund our future acquisitions and to pay our debts and other obligations, we cannot be sure that we will be able to complete any debt or equity offerings or other types of financings or that our cost of any future public or private financings will not increase.
Our ability to obtain, and the costs of, any future debt financings will depend primarily on credit market conditions and our then creditworthiness. We have no control over market conditions. Potential lenders in future debt transactions will evaluate our credit worthiness and our ability to pay distributions to shareholders, fund required debt service and repay principal balances when they become due by reviewing our results of operations, financial condition, business practices and plans to balance our use of debt and equity capital so that our financial profile and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity market conditions and our ability to operate our business to maintain and grow our operating cash flows. We intend to conduct our business in a manner which will afford us reasonable access to capital for investment and financing activities, but we cannot be sure that we will be able to successfully carry out this intention.

Off Balance Sheet Arrangements
As of March 31, 2017, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants
Our debt obligations at March 31, 2017 consist of outstanding borrowings under our $1,000,000 revolving credit facility, our $400,000 term loan and $3,200,047 of publicly issued term debt and convertible notes. Our publicly issued term debt and convertible notes are governed by two indentures and related supplements. These indentures and related supplements and our credit agreement contain a number of covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, and require us to maintain various financial ratios and our credit agreement restricts our ability to make distributions under certain circumstances. Our credit agreement provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR LLC ceasing to act as our business manager.  As of March 31, 2017, we believe we were in compliance with all of the covenants under our indentures and their supplements and our credit agreement.
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
Management Agreements, Leases and Operating Statistics (dollar amounts in thousands)
As of March 31, 2017, 306 of our hotels are included in seven portfolio agreements and two hotels are not included in a portfolio and are leased. Our hotels are managed by or leased to separate affiliates of Marriott, InterContinental, Hyatt, Carlson, Sonesta, Wyndham and Morgans under nine agreements. Our 198 travel centers are leased to and operated by TA under five portfolio agreements.

The table and related notes below through page 29 summarize significant terms of our leases and management agreements as of March 31, 2017. These tables also include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include coverage of our minimum returns or minimum rents and occupancy, ADR and RevPAR for our hotel properties. We consider these statistics and the management agreement or lease security features also presented in the tables and related notes on the following pages to be important measures of our managers’ and tenants’ success in operating our properties and their ability to continue to pay us.  However, none of this third party reported information is a direct measure of our financial performance and we have not independently verified the operating data.

					Rent / Return Coverage (3)
		Number of		Annual	Three Months Ended		Twelve Months Ended
Operating Agreement	Number of	Rooms /		Minimum	March 31,		March 31,
Reference Name	Properties	Suites	Investment (1)	Return/Rent (2)	2017	2016	2017	2016
Marriott (No. 1) (4)	53	7,610	$693,288	$68,835	1.00x	1.16x	1.33x	1.35x
Marriott (No. 234) (5)	68	9,120	1,001,389	106,360	1.01x	1.04x	1.13x	1.11x
Marriott (No. 5) (6)	1	356	90,078	10,159	0.90x	0.92x	0.73x	0.63x
Subtotal / Average Marriott	122	17,086	1,784,755	185,354	1.00x	1.08x	1.18x	1.17x
InterContinental (7)	96	15,007	1,853,323	174,393	0.99x	1.04x	1.20x	1.18x
Sonesta (8)	34	6,329	1,200,328	90,227	0.47x	0.44x	0.70x	0.69x
Wyndham (9)	22	3,579	391,071	28,749	0.30x	0.38x	0.88x	0.89x
Hyatt (10)	22	2,724	301,942	22,037	1.10x	1.14x	1.15x	1.16x
Carlson (11)	11	2,090	209,895	12,920	1.21x	1.04x	1.33x	1.23x
Morgans (12)	1	372	120,000	7,595	1.34x	1.16x	1.05x	1.18x
Subtotal / Average Hotels	308	47,187	5,861,314	521,275	0.88x	0.92x	1.09x	1.08x
TA (No. 1) (13)	40	N/A	667,152	51,922	1.26x	1.42x	1.60x	1.65x
TA (No. 2) (14)	40	N/A	668,018	52,573	1.20x	1.27x	1.50x	1.56x
TA (No. 3) (15)	39	N/A	624,476	53,026	1.17x	1.34x	1.52x	1.59x
TA (No. 4) (16)	39	N/A	572,449	50,486	1.13x	1.36x	1.49x	1.60x
TA (No. 5) (17)	40	N/A	870,393	68,227	1.29x	1.43x	1.55x	1.59x
Subtotal / Average TA	198	N/A	3,402,488	276,234	1.22x	1.37x	1.53x	1.60x
Total / Average	506	47,187	$9,263,802	$797,509	1.00x	1.07x	1.24x	1.25x

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

(3)
We define coverage as combined total property level revenues minus all property level expenses and FF&E reserve escrows which are not subordinated to minimum returns and rents due to us (which data is provided to us by our managers or tenants), divided by the minimum returns or rents due to us. Coverage amounts for our InterContinental, Sonesta and TA Nos. 1, 2, 3 and 4 leases include data for periods prior to our ownership of certain properties.

(4)
We lease 53 Courtyard by Marriott® branded hotels in 24 states to one of our TRSs.  The hotels are managed by a subsidiary of Marriott under a combination management agreement which expires in 2024; Marriott has two renewal options for 12 years each for all, but not less than all, of the hotels.

We have no security deposit or guaranty from Marriott for these 53 hotels.  Accordingly, payment by Marriott of the minimum return due to us under this management agreement is limited to available hotels' cash flows after payment of operating expenses and funding of the FF&E reserve.  In addition to our minimum return, this agreement provides for payment to us of 50% of available cash flows after payment of hotel operating expenses, funding of the required FF&E reserve, payment of our minimum return and payment of certain management fees.

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

We originally held a security deposit of $64,700 under this agreement to cover payment shortfalls of our minimum return.  As of March 31, 2017, the available balance of this security deposit was $16,747.  This security deposit may be replenished from a share of future cash flows from these hotels in excess of our minimum return and certain management fees.  Marriott has also provided us with a $40,000 limited guaranty to cover payment shortfalls up to 90% of our minimum return after the available security deposit balance has been depleted, which expires in 2019.  As of March 31, 2017, the available Marriott guaranty was $30,672.

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

(7)
We lease 95 InterContinental branded hotels (19 Staybridge Suites®, 61 Candlewood Suites®, two InterContinental®, seven Crowne Plaza®, three Holiday Inn® and three Kimpton®  Hotels & Restaurants) in 28 states in the U.S. and Ontario, Canada to one of our TRSs.  These 95 hotels are managed by subsidiaries of InterContinental under a combination management agreement.  We lease one additional InterContinental® branded hotel in Puerto Rico to a subsidiary of InterContinental. The annual minimum return amount presented in the table on page 26 includes $7,904 of minimum rent related to the leased Puerto Rico hotel.  The management agreement and the lease expire in 2036; InterContinental has two renewal options for 15 years each for all, but not less than all, of the hotels.

As of March 31, 2017, we held a security deposit of $83,777 under this agreement to cover payment shortfalls of our minimum return.  This security deposit may be replenished and increased up to $100,000 from future cash flows from these hotels in excess of our minimum return and certain management fees. Under this agreement, InterContinental is required to maintain a minimum security deposit of $37,000.
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

(8)
We lease our 34 Sonesta branded hotels (four Royal Sonesta Hotels®, five Sonesta Hotels & Resorts® and 25 Sonesta ES Suites® hotels) in 19 states to one of our TRSs.  The hotels are managed by Sonesta under a combination management agreement which expires in 2037; Sonesta has two renewal options for 15 years each for all, but not less than all, of the hotels.

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

(9)
We lease our 22 Wyndham branded hotels (six Wyndham Hotels and Resorts® and 16 Hawthorn Suites® hotels) in 14 states to one of our TRSs.  The hotels are managed by a subsidiary of Wyndham under a combination management agreement which expires in 2038; Wyndham has two renewal options for 15 years each for all, but not less than all, of the hotels.  We also lease 48 vacation units in one of the managed hotels to Wyndham Vacation under a lease that expires in 2037; Wyndham Vacation has two renewal options for 15 years each for all, but not less than all, of the vacation units.  The lease is guaranteed by Wyndham and provides for rent increases of 3% per annum. The annual minimum return amount presented in the table on page 26 includes $1,407 of minimum rent related to the Wyndham Vacation lease.

We have a guaranty of $35,656 under this agreement to cover payment shortfalls of our minimum return, subject to an annual payment limit of $17,828. This guaranty expires in 2020. As of March 31, 2017, the Wyndham guaranty had been depleted. This guaranty may be replenished from future cash flows from these hotels in excess of our minimum return.
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

We originally had a guaranty of $50,000 under this agreement to cover payment shortfalls of our minimum return.  As of March 31, 2017, the available Hyatt guaranty was $18,875.  The guaranty is limited in amount but does not expire in time and may be replenished from a share of future cash flows from the hotels in excess of our minimum return.
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

We originally had a limited guaranty of $40,000 under this agreement to cover payment shortfalls of our minimum return.  As of March 31, 2017, the available Carlson guaranty was $29,500.  The guaranty is limited in amount but does not expire in time and may be replenished from a share of future cash flows from the hotels in excess of our minimum return.

In addition to our minimum return, this management agreement provides for payment to us of 50% of available cash flows after payment of operating expenses, funding the required FF&E reserve, payment of our minimum return and reimbursement to Carlson of working capital and guaranty advances, if any.  This additional return is not guaranteed.

(12)
We lease The Clift Hotel® in San Francisco, CA to a subsidiary of Morgans. This lease is scheduled to expire in 2103 and requires annual rent to us of $7,595, which amount is scheduled to increase on October 14, 2019 and every five years thereafter based upon consumer price index increases of no less than 10% and no more than 20% at the time of each increase. Although the terms of this lease might have qualified this lease as a direct financing lease under GAAP, we recognize the rental income we receive from Morgans on a cash basis because of uncertainty regarding our collection of future rent increases. In December 2016, we notified Morgans that the closing of its merger with SBE without our consent was a breach of its lease obligations and shortly thereafter we commenced an unlawful detainer action in the California state courts to compel Morgans and SBE to surrender possession of this hotel to us. We are currently pursuing this litigation and simultaneously engaging in discussions with Morgans and SBE regarding this hotel. The outcome of this pending litigation and our discussions with Morgans and SBE is not assured, but we believe Morgans may surrender to us possession of this hotel or that the court will determine that Morgans and SBE have breached the lease. We also believe that this hotel may require substantial capital investment to remain competitive in its market. The continuation of our dispute with Morgans and SBE is causing us to incur legal fees. Despite the continuation of this dispute, Morgans has paid the rents due to us through May 9, 2017; however, we believe that we may suffer some loss of future rent from this hotel, at least until this hotel is renovated and operations improve.

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

	No. of	No. of Rooms /	Three Months Ended March 31,
	Hotels	Suites	2017	2016	Change
ADR
Marriott (No. 1)	53	7,610	$131.32	$131.37	—%
Marriott (No. 234)	68	9,120	130.97	128.57	1.9%
Marriott (No. 5)	1	356	269.92	256.88	5.1%
Subtotal / Average Marriott	122	17,086	134.90	133.18	1.3%
InterContinental (1)	96	15,007	117.72	118.27	(0.5)%
Sonesta (1)	34	6,329	139.32	138.27	0.8%
Wyndham	22	3,579	92.67	91.81	0.9%
Hyatt	22	2,724	110.06	109.27	0.7%
Carlson	11	2,090	114.62	110.18	4.0%
Morgans	1	372	293.88	273.79	7.3%
All Hotels Total / Average	308	47,187	$125.63	$124.71	0.7%

OCCUPANCY
Marriott (No. 1)	53	7,610	62.8%	65.2%	-2.4 pts
Marriott (No. 234)	68	9,120	72.8%	73.0%	-0.2 pts
Marriott (No. 5)	1	356	90.0%	90.1%	-0.1 pts
Subtotal / Average Marriott	122	17,086	68.7%	69.9%	-1.2 pts
InterContinental (1)	96	15,007	77.3%	76.6%	0.7 pts
Sonesta (1)	34	6,329	63.8%	60.9%	2.9 pts
Wyndham	22	3,579	64.4%	65.8%	-1.4 pts
Hyatt	22	2,724	79.5%	78.0%	1.5 pts
Carlson	11	2,090	68.0%	68.3%	-0.3 pts
Morgans	1	372	85.3%	92.8%	-7.5 pts
All Hotels Total / Average	308	47,187	71.2%	71.1%	0.1 pts

RevPAR
Marriott (No. 1)	53	7,610	$82.47	$85.65	(3.7)%
Marriott (No. 234)	68	9,120	95.35	93.86	1.6%
Marriott (No. 5)	1	356	242.93	231.45	5.0%
Subtotal / Average Marriott	122	17,086	92.68	93.09	(0.4)%
InterContinental (1)	96	15,007	91.00	90.59	0.5%
Sonesta (1)	34	6,329	88.89	84.21	5.6%
Wyndham	22	3,579	59.68	60.41	(1.2)%
Hyatt	22	2,724	87.50	85.23	2.7%
Carlson	11	2,090	77.94	75.25	3.6%
Morgans	1	372	250.68	254.08	(1.3%)
All Hotels Total / Average	308	47,187	$89.45	$88.67	0.9%

(1)	Operating data includes data for periods prior to our ownership of certain hotels.

Seasonality

Our hotels and travel centers have historically experienced seasonal differences typical of their industries with higher revenues in the second and third quarters of calendar years compared with the first and fourth quarters.  Most of our management agreements and leases require our managers and tenants to make the substantial portion of our return and rent payments to us in equal amounts throughout the year.  So long as guarantees and security deposits are available to supplement earnings shortfalls at our properties, seasonality is not expected to cause material fluctuations in our income or cash flows from these properties.  If and as guarantees and security deposits which secure the minimum returns and rents due to us are exhausted, our financial results may begin to reflect more of the seasonality of the industries in which our tenants and managers operate.  The return payments to us under certain of our management agreements depend exclusively upon earnings at these properties and, accordingly, our income and cash flows from these properties reflect the seasonality of the hotel industry.

Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business and property management agreements with RMR LLC; RMR Inc. is the managing member of RMR LLC; ABP Trust, which is owned by our Managing Trustees, is the controlling shareholder of RMR Inc.; and we own shares of class A common stock of RMR Inc. We also have relationships and historical and continuing transactions with other companies to which RMR LLC provides management services and which may have trustees, directors and officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc., including: TA, which is our former subsidiary and largest tenant and of which we are the largest shareholder; Sonesta, which is one of our hotel managers and is owned by our Managing Trustees; and AIC, of which we, ABP Trust, TA and four other companies to which RMR LLC provides management services each own 14.3% and which arranges and reinsures in part a combined property insurance program for us and its six other shareholders. For further information about these and other such relationships and related person transactions, see Notes 7, 8, 9 and 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2016 Annual Report, our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders and our other filings with the SEC. In addition, please see the section captioned “Risk Factors” of our 2016 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our business and property management agreements with RMR LLC, our various agreements with TA and Sonesta and our shareholders agreement with AIC and its six other shareholders, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its affiliates provide management services.
Non-GAAP Measures
Funds From Operations Available for Common Shareholders and Normalized Funds From Operations Available for Common Shareholders.
We calculate funds from operations, or FFO, available for common shareholders and Normalized FFO available for common shareholders as shown below.  FFO available for common shareholders is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income available for common shareholders calculated in accordance with GAAP, excluding any gain or loss on sale of properties and loss on impairment of real estate assets, if any, plus real estate depreciation and amortization, as well as certain other adjustments currently not applicable to us.  Our calculation of Normalized FFO available for common shareholders differs from NAREIT’s definition of FFO available for common shareholders because we include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year, and we exclude excess of liquidation preference over carrying value of preferred shares redeemed, acquisition related costs expensed under GAAP and loss on early extinguishment of debt.  We consider FFO available for common shareholders and Normalized FFO available for common shareholders to be appropriate supplemental measures of operating performance for a REIT, along with net income, net income available for common shareholders and operating income.  We believe that FFO available for common shareholders and Normalized FFO available for common shareholders provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO available for common shareholders and Normalized FFO available for common shareholders may facilitate a comparison of our operating performance between periods and with other REITs.  FFO available for common shareholders and Normalized FFO available for common shareholders are among the factors considered by our Board of Trustees when determining the amount of distributions to shareholders.  Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement and public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. FFO available for common shareholders and Normalized FFO available for common shareholders do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, net income available for common shareholders or operating income as an indicator of our operating performance or as a measure of our liquidity.  These measures should be considered in conjunction with net income, net income available for common shareholders and operating income as presented in our condensed consolidated statements of comprehensive income.  Other real estate companies and REITs may calculate FFO available for common shareholders and Normalized FFO available for common shareholders differently than we do.

Our calculations of FFO available for common shareholders and Normalized FFO available for common shareholders for the three months ended March 31, 2017 and 2016 and reconciliations of net income available for common shareholders, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to those amounts appear in the following table (amounts in thousands, except per share amounts).

		For the Three Months Ended March 31,
		2017	2016
Net income available for common shareholders		$25,843	$46,885
Add:	Depreciation and amortization expense	93,451	87,271
FFO available for common shareholders		119,294	134,156
Add:	Acquisition related costs (1)	—	612
	Estimated business management incentive fees (2)	19,620	5,316
	Loss on early extinguishment of debt	—	70
	Excess of liquidation preference over carrying value of preferred shares redeemed (3)	$9,893	$—
Normalized FFO available for common shareholders		$148,807	$140,154

	Weighted average shares outstanding (basic)	164,120	151,402
	Weighted average shares outstanding (diluted) (4)	164,149	151,415

Basic and diluted per common share amounts:
	Net income available for common shareholders	$0.16	$0.31
	FFO available for common shareholders	$0.73	$0.89
	Normalized FFO available for common shareholders	$0.91	$0.93
	Distributions declared per share	$0.51	$0.50

(1)	Represents costs associated with our acquisition activities. Acquisition costs incurred during the 2017 period have been capitalized in purchase accounting pursuant to a change in GAAP.

(2)
Estimated incentive fees under our business management agreement calculated based on common share total return, as defined, are included in general and administrative expense in our condensed consolidated statements of comprehensive income.  In calculating net income in accordance with GAAP, we recognize estimated business management incentive fee expense, if any, each quarter.  Although we recognize this expense, if any, each quarter for purposes of calculating net income, we do not include these amounts in the calculation of Normalized FFO available for common shareholders until the fourth quarter, which is when the expense amount for the year is determined.  Incentive fees for 2017, if any, will be paid in cash in January 2018.

(3)
On February 10, 2017, we redeemed all 11,600,000 of our outstanding 7.125% Series D cumulative redeemable preferred shares at the stated liquidation preference of $25.00 per share plus accrued and unpaid distributions to the date of redemption. The liquidation preference of the redeemed shares exceeded the carrying amount for the redeemed shares as of the date of redemption by $9,893 and we reduced net income available for common shareholders in the three months ended March 31, 2017 by that excess amount.

(4)	Represents weighted average common shares adjusted to reflect the potential dilution of unvested share awards.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands)
We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates has not materially changed since December 31, 2016. Other than as described below, we do not currently foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.
Fixed Rate Debt
At March 31, 2017, our outstanding publicly tradable debt consisted of nine issues of fixed rate, senior notes and one issue of fixed rate, convertible senior notes:

Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
$350,000	6.700%	$23,450	2018	Semi-Annually
400,000	4.250%	17,000	2021	Semi-Annually
500,000	5.000%	25,000	2022	Semi-Annually
500,000	4.500%	22,500	2023	Semi-Annually
350,000	4.650%	16,275	2024	Semi-Annually
350,000	4.500%	15,750	2025	Semi-Annually
350,000	5.250%	18,375	2026	Semi-Annually
400,000	4.950%	19,800	2027	Semi-Annually
47	3.800%	2	2027 (1)	Semi-Annually
$3,200,047		$158,152

(1)
On March 15, 2017, we repurchased at par plus accrued and unpaid interest $8,431 of the outstanding principal amount of our 3.8% Convertible Senior Notes due 2027 which were tendered by the holders of these notes for repurchase by us. In April 2017, we redeemed at par plus accrued and unpaid interest the remaining $47 of the outstanding principal amount of these notes.

Except as described in note 1 to the table above, no principal repayments are due under these notes until maturity. Because these notes require interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are 100 basis points higher than the rates shown above, our per annum interest cost would increase by approximately $32,000. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at March 31, 2017 and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point change in interest rates would change the fair value of those debt obligations by approximately $159,113.
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
Floating Rate Debt
At March 31, 2017, our floating rate debt consisted of $130,000 outstanding under our $1,000,000 revolving credit facility and our $400,000 term loan. The maturity date of our revolving credit facility is July 15, 2018, and subject to our meeting conditions, including our payment of an extension fee, we have the option to extend the stated maturity by one year to July 15, 2019. The maturity date of our $400,000 term loan is April 15, 2019. No principal repayments are required under our revolving credit facility prior to maturity, and repayments may be made and redrawn subject to conditions, at any time without penalty.  No principal prepayments are required under our $400,000 term loan prior to maturity and we can repay principal amounts outstanding under the term loan subject to conditions at any time without penalty, but after amounts outstanding under our $400,000 term loan are repaid, amounts may not be redrawn. Borrowings under our revolving credit facility and $400,000 term loan are in U.S. dollars and require annual interest to be paid at LIBOR plus premiums that are subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR.  In addition, upon renewal or refinancing of our revolving credit facility or our $400,000 term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of this floating rate debt but would affect our operating results.
The following table presents the impact a 100 basis points increase in interest rates would have on our annual floating rate interest expense as of March 31, 2017:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Common Share Impact (2)
At March 31, 2017	2.01%	$530,000	$10,653	$0.06
100 basis point increase	3.01%	$530,000	$15,953	$0.10
(1)Weighted average based on the interest rates and the respective outstanding borrowings as of March 31, 2017.
(2)Based on diluted weighted average common shares outstanding for the three months ended March 31, 2017.
The following table presents the impact that a 100 basis point increase in interest rates would have on our annual floating rate interest expense at March 31, 2017 if we were fully drawn on our revolving credit facility and our $400,000 term loan remained outstanding:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Common Share Impact (2)
At March 31, 2017	2.05%	$1,400,000	$28,700	$0.17
100 basis point increase	3.05%	$1,400,000	$42,700	$0.26

(1)	Weighted average based on the interest rates and the respective outstanding borrowings (assuming fully drawn) as of March 31, 2017.

(2)	Based on diluted weighted average common shares outstanding for the three months ended March 31, 2017.
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
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

WARNING CONCERNING FORWARD LOOKING STATEMENTS
THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, “WILL”, “MAY” AND NEGATIVES OR DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	OUR HOTEL MANAGERS’ OR TENANTS’ ABILITIES TO PAY THE CONTRACTUAL AMOUNTS OF RETURNS OR RENTS DUE TO US,

•	OUR ABILITY TO COMPETE FOR ACQUISITIONS EFFECTIVELY,

•	OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND THE AMOUNT OF SUCH DISTRIBUTIONS,

•	OUR ABILITY TO RAISE DEBT OR EQUITY CAPITAL,

•	OUR ABILITY TO APPROPRIATELY BALANCE OUR USE OF DEBT AND EQUITY CAPITAL,

•	OUR INTENT TO MAKE IMPROVEMENTS TO CERTAIN OF OUR PROPERTIES AND THE SUCCESS OF OUR HOTEL RENOVATIONS TO IMPROVE OUR HOTELS' RATES AND OCCUPANCIES,

•	OUR ABILITY TO ENGAGE AND RETAIN QUALIFIED MANAGERS AND TENANTS FOR OUR HOTELS AND TRAVEL CENTERS ON SATISFACTORY TERMS,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•	OUR CREDIT RATINGS,

•	THE ABILITY OF TA TO PAY CURRENT AND DEFERRED RENT AMOUNTS AND OTHER OBLIGATIONS DUE TO US,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF RMR INC.,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP OF AIC AND FROM OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,

•	OUR QUALIFICATION FOR TAXATION AS A REIT, AND

•	OTHER MATTERS.

OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTAINED IN OR IMPLIED BY OUR FORWARD LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FORWARD LOOKING STATEMENTS AND UPON OUR BUSINESS, RESULTS OF OPERATIONS, FINANCIAL CONDITION, FFO AVAILABLE FOR COMMON SHAREHOLDERS, NORMALIZED FFO AVAILABLE FOR COMMON SHAREHOLDERS, CASH FLOWS, LIQUIDITY AND PROSPECTS INCLUDE, BUT ARE NOT LIMITED TO:

•	THE IMPACT OF CONDITIONS AND CHANGES IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR MANAGERS AND TENANTS,

•	COMPETITION WITHIN THE REAL ESTATE, HOTEL, TRANSPORTATION AND TRAVEL CENTER INDUSTRIES, PARTICULARLY IN THOSE MARKETS IN WHICH OUR PROPERTIES ARE LOCATED,

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
FOR EXAMPLE:

•
OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS TO OUR SHAREHOLDERS AND TO MAKE PAYMENTS OF PRINCIPAL AND INTEREST ON OUR INDEBTEDNESS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS, THE CAPITAL COSTS WE INCUR TO MAINTAIN OUR PROPERTIES AND OUR WORKING CAPITAL REQUIREMENTS. WE MAY BE UNABLE TO PAY OUR DEBT OBLIGATIONS OR TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS ON OUR COMMON SHARES AND FUTURE DISTRIBUTIONS MAY BE REDUCED OR ELIMINATED,

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

•
AS OF MARCH 31, 2017, APPROXIMATELY 79% OF OUR AGGREGATE ANNUAL MINIMUM RETURNS AND RENTS WERE SECURED BY GUARANTEES OR SECURITY DEPOSITS FROM OUR MANAGERS AND TENANTS. THIS MAY IMPLY THAT THESE MINIMUM RETURNS AND RENTS WILL BE PAID. IN FACT, CERTAIN OF THESE GUARANTEES AND SECURITY DEPOSITS ARE LIMITED IN AMOUNT AND DURATION AND ALL THE GUARANTEES ARE SUBJECT TO THE GUARANTORS’ ABILITIES AND WILLINGNESS TO PAY. FURTHER, WYNDHAM'S GUARANTEE OF THE MINIMUM RETURNS DUE FROM OUR HOTELS THAT ARE MANAGED BY WYNDHAM WAS DEPLETED TO PAY MINIMUM RETURNS DUE FOR THE QUARTER ENDED MARCH 31, 2017. WE DO NOT KNOW WHETHER WYNDHAM WILL CONTINUE TO PAY THE MINIMUM RETURNS DUE TO US DESPITE THE DEPLETED GUARANTEE OR IF WYNDHAM WILL DEFAULT ON ITS PAYMENTS. THE BALANCE OF OUR ANNUAL MINIMUM RETURNS AND RENTS AS OF MARCH 31, 2017 WAS NOT GUARANTEED NOR DO WE HOLD A SECURITY DEPOSIT WITH RESPECT TO THOSE AMOUNTS. WE CANNOT BE SURE OF THE FUTURE FINANCIAL PERFORMANCE OF OUR PROPERTIES AND WHETHER SUCH PERFORMANCE WILL COVER OUR MINIMUM RETURNS AND RENTS, WHETHER THE GUARANTEES OR SECURITY DEPOSITS WILL BE ADEQUATE TO COVER FUTURE SHORTFALLS IN THE MINIMUM RETURNS OR RENTS DUE TO US, OR REGARDING OUR MANAGERS’, TENANTS’ OR GUARANTORS’ FUTURE ACTIONS IF AND WHEN THE

GUARANTEES AND SECURITY DEPOSITS EXPIRE OR ARE DEPLETED OR THEIR ABILITIES OR WILLINGNESS TO PAY MINIMUM RETURNS AND RENTS OWED TO US,

•
WE HAVE RECENTLY RENOVATED CERTAIN HOTELS AND ARE CURRENTLY RENOVATING ADDITIONAL HOTELS.  WE EXPECT TO FUND APPROXIMATELY $32.5 MILLION FOR RENOVATIONS AND OTHER CAPITAL IMPROVEMENT COSTS AT OUR HOTELS DURING THE REMAINDER OF 2017 AND $18.7 MILLION IN 2018 AND THESE AMOUNTS WILL INCREASE IF AND AS WE CONCLUDE OUR PENDING AND OTHER ACQUISITIONS.  THE COST OF CAPITAL PROJECTS ASSOCIATED WITH SUCH RENOVATIONS MAY BE GREATER THAN WE NOW ANTICIPATE. OPERATING RESULTS AT OUR HOTELS MAY DECLINE AS A RESULT OF HAVING ROOMS OUT OF SERVICE OR OTHER DISRUPTIONS DURING RENOVATIONS. ALSO, WHILE OUR FUNDING OF THESE CAPITAL PROJECTS WILL CAUSE OUR CONTRACTUAL MINIMUM RETURNS TO INCREASE, THE HOTELS’ OPERATING RESULTS MAY NOT INCREASE OR MAY NOT INCREASE TO THE EXTENT THAT THE MINIMUM RETURNS INCREASE. ACCORDINGLY, COVERAGE OF OUR MINIMUM RETURNS AT THESE HOTELS MAY REMAIN DEPRESSED FOR AN EXTENDED PERIOD,

•
WE EXPECT TO PURCHASE FROM TA DURING THE REMAINDER OF 2017 UP TO $53.8 MILLION OF CAPITAL IMPROVEMENTS TA EXPECTS TO MAKE TO THE TRAVEL CENTERS WE LEASE TO TA. PURSUANT TO THE TERMS OF THE APPLICABLE LEASES, THE ANNUAL RENT PAYABLE TO US BY TA WILL INCREASE AS A RESULT OF ANY SUCH PURCHASES. WE MAY ULTIMATELY PURCHASE MORE OR LESS THAN THIS BUDGETED AMOUNT. TA MAY NOT REALIZE RESULTS FROM ANY OF THESE CAPITAL IMPROVEMENTS WHICH EQUAL OR EXCEED THE INCREASED ANNUAL RENTS IT WILL BE OBLIGATED TO PAY TO US, WHICH COULD INCREASE THE RISK OF TA BEING UNABLE TO PAY AMOUNTS DUE TO US,

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

•
HOTEL SUPPLY GROWTH HAS BEEN INCREASING AND MAY AFFECT OUR HOTEL OPERATORS' ABILITY TO GROW ADR AND OCCUPANCY, AND ADR AND OCCUPANCY COULD DECLINE DUE TO INCREASED COMPETITION WHICH MAY CAUSE OUR HOTEL OPERATORS TO BECOME UNABLE TO PAY OUR RETURNS OR RENTS,

•
IF THE CURRENT LEVEL OF COMMERCIAL ACTIVITY IN THE COUNTRY DECLINES, IF THE PRICE OF DIESEL FUEL INCREASES SIGNIFICANTLY, IF FUEL CONSERVATION MEASURES ARE INCREASED, IF FREIGHT BUSINESS IS DIRECTED AWAY FROM TRUCKING, IF TA IS UNABLE TO EFFECTIVELY COMPETE OR OPERATE ITS BUSINESS. IF FUEL EFFICIENCIES, THE USE OF ALTERNATIVE FUELS OR TRANSPORTATION TECHNOLOGIES REDUCE THE DEMAND FOR PRODUCTS AND SERVICES TA SELLS OR FOR VARIOUS OTHER REASONS, TA MAY BECOME UNABLE TO PAY CURRENT AND DEFERRED RENTS DUE TO US,

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

•
CONTINGENCIES IN OUR ACQUISITION AND SALE AGREEMENTS MAY NOT BE SATISFIED AND OUR PENDING ACQUISITIONS AND SALES AND ANY RELATED MANAGEMENT ARRANGEMENTS WE EXPECT TO ENTER MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS OF SUCH TRANSACTIONS OR ARRANGEMENTS MAY CHANGE,

•
AT MARCH 31, 2017, WE HAD $23.8 MILLION OF CASH AND CASH EQUIVALENTS, $870.0 MILLION AVAILABLE UNDER OUR $1.0 BILLION REVOLVING CREDIT FACILITY AND SECURITY DEPOSITS AND GUARANTEES COVERING SOME OF OUR MINIMUM RETURNS AND RENTS. THESE STATEMENTS MAY IMPLY THAT WE HAVE ABUNDANT WORKING CAPITAL AND LIQUIDITY. HOWEVER, OUR MANAGERS AND TENANTS MAY NOT BE ABLE TO FUND MINIMUM RETURNS AND RENTS DUE TO US FROM OPERATING OUR PROPERTIES OR FROM OTHER RESOURCES; IN THE PAST AND CURRENTLY, CERTAIN OF OUR TENANTS AND HOTEL MANAGERS HAVE IN FACT NOT PAID THE MINIMUM AMOUNTS DUE TO US FROM THEIR OPERATIONS OF OUR LEASED OR MANAGED PROPERTIES. ALSO, CERTAIN OF THE SECURITY DEPOSITS AND GUARANTEES WE HAVE TO COVER ANY SUCH SHORTFALLS ARE LIMITED IN AMOUNT AND DURATION, AND ANY SECURITY DEPOSITS WE APPLY FOR SUCH SHORTFALLS DO NOT RESULT IN ADDITIONAL CASH FLOWS TO US. OUR PROPERTIES REQUIRE, AND WE HAVE AGREED TO PROVIDE, SIGNIFICANT FUNDING FOR CAPITAL IMPROVEMENTS, RENOVATIONS AND OTHER MATTERS. ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL OR LIQUIDITY,

•	WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,

•
CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND OTHER CUSTOMARY CREDIT FACILITY CONDITIONS THAT WE MAY BE UNABLE TO SATISFY,

•	ACTUAL COSTS UNDER OUR REVOLVING CREDIT FACILITY OR OTHER FLOATING RATE DEBT WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF FEES AND EXPENSES ASSOCIATED WITH SUCH FACILITIES,

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

•	WE HAVE THE OPTION TO EXTEND THE MATURITY DATE OF OUR REVOLVING CREDIT FACILITY UPON PAYMENT OF A FEE AND MEETING OTHER CONDITIONS; HOWEVER, THE APPLICABLE CONDITIONS MAY NOT BE MET,

•
THE BUSINESS AND PROPERTY MANAGEMENT AGREEMENTS BETWEEN US AND RMR LLC HAVE CONTINUING 20 YEAR TERMS.  HOWEVER, THOSE AGREEMENTS PERMIT EARLY TERMINATION IN CERTAIN CIRCUMSTANCES.  ACCORDINGLY, WE CANNOT BE SURE THAT THESE AGREEMENTS WILL REMAIN IN EFFECT FOR CONTINUING 20 YEAR TERMS,

•
WE BELIEVE THAT OUR RELATIONSHIPS WITH OUR RELATED PARTIES, INCLUDING RMR LLC, RMR INC., TA, SONESTA, AIC AND OTHERS AFFILIATED WITH THEM MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. HOWEVER, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE,

•
MARRIOTT HAS NOTIFIED US THAT IT DOES NOT INTEND TO EXTEND ITS LEASE FOR OUR RESORT HOTEL ON KAUAI, HAWAII WHEN THAT LEASE EXPIRES ON DECEMBER 31, 2019 AND WE INTEND TO HAVE DISCUSSIONS WITH MARRIOTT ABOUT THE FUTURE OF THIS HOTEL. THESE STATEMENTS MAY IMPLY THAT MARRIOTT WILL NOT OPERATE THIS HOTEL IN THE FUTURE OR THAT WE MAY RECEIVE LESS CASH FLOW FROM THIS HOTEL IN THE FUTURE. OUR DISCUSSIONS WITH MARRIOTT HAVE ONLY RECENTLY BEGUN. AT THIS TIME WE CANNOT PREDICT HOW OUR DISCUSSIONS WITH MARRIOTT WILL IMPACT THE FUTURE OF THIS HOTEL. FOR EXAMPLE, THIS HOTEL MAY CONTINUE TO BE OPERATED BY MARRIOTT ON DIFFERENT CONTRACT TERMS THAN THE CURRENT LEASE, WE MAY IDENTIFY A DIFFERENT OPERATOR FOR THIS HOTEL OR THE CASH FLOWS WHICH WE RECEIVE

FROM OUR OWNERSHIP OF THIS HOTEL MAY BE DIFFERENT THAN THE RENT WE NOW RECEIVE. ALSO, ALTHOUGH THE CURRENT LEASE EXPIRES ON DECEMBER 31, 2019, WE AND MARRIOTT MAY AGREE UPON A DIFFERENT TERMINATION DATE, AND,

•
WE HAVE ADVISED MORGANS THAT THE CLOSING OF ITS MERGER WITH SBE WAS IN VIOLATION OF OUR AGREEMENT WITH MORGANS, WE HAVE FILED AN ACTION FOR UNLAWFUL DETAINER AGAINST MORGANS AND SBE TO COMPEL MORGANS AND SBE TO SURRENDER POSSESSION OF THE SAN FRANCISCO HOTEL WHICH MORGANS HISTORICALLY LEASED FROM US, AND WE ARE CURRENTLY ENGAGED IN DISCUSSIONS WITH MORGANS AND SBE REGARDING THIS MATTER. THE OUTCOME OF THIS PENDING LITIGATION AND OF OUR DISCUSSIONS WITH MORGANS AND SBE IS NOT ASSURED, BUT WE BELIEVE THAT MORGANS MAY SURRENDER POSSESSION OF THIS HOTEL OR THAT THE COURT WILL DETERMINE THAT MORGANS AND SBE HAVE BREACHED THE HISTORICAL LEASE. WE ALSO BELIEVE THAT THIS HOTEL MAY REQUIRE SUBSTANTIAL CAPITAL INVESTMENT TO REMAIN COMPETITIVE IN ITS MARKET. THE CONTINUATION OF OUR DISPUTE WITH MORGANS AND SBE REQUIRES US TO EXPEND LEGAL FEES AND THE RESULT OF THIS DISPUTE MAY CAUSE US SOME LOSS OF RENT, AT LEAST UNTIL THIS HOTEL MAY BE RENOVATED AND OPERATIONS IMPROVE. LITIGATION AND DISPUTES WITH TENANTS OFTEN PRODUCE UNEXPECTED RESULTS AND WE CAN PROVIDE NO ASSURANCE REGARDING THE RESULTS OF THIS DISPUTE.

CURRENTLY UNEXPECTED RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS ACTS OF TERRORISM, NATURAL DISASTERS, CHANGES IN OUR MANAGERS’ OR TENANTS’ REVENUES OR EXPENSES, CHANGES IN OUR MANAGERS’ OR TENANTS’ FINANCIAL CONDITIONS, THE MARKET DEMAND FOR HOTEL ROOMS OR FUEL OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.
THE INFORMATION CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OUR 2016 ANNUAL REPORT OR OUR OTHER FILINGS WITH THE SEC, INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.
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

Part II Other Information

Item 1A. Risk Factors
There have been no material changes to risk factors from those we previously disclosed in our 2016 Annual Report.
Item 6.  Exhibits

Exhibit Number	Description
3.1	Composite Copy of Amended and Restated Declaration of Trust, dated as of August 21, 1995, as amended to date. (Filed herewith.)
3.2	Composite Copy of Amended and Restated Declaration of Trust, dated as of August 21, 1995, as amended to date. (marked copy) (Filed herewith.)
3.3	Amended and Restated Bylaws of the Company, adopted April 20, 2017. (Filed herewith.)
3.4	Amended and Restated Bylaws of the Company, adopted April 20, 2017. (marked copy) (Filed herewith.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.)
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

4.4
Supplemental Indenture No. 14, dated as of August 16, 2012, between the Company and U.S. Bank National Association, relating to the Company’s 5.000% Senior Notes due 2022, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

4.5
Supplemental Indenture No. 15, dated as of June 6, 2013, between the Company and U.S. Bank National Association, relating to the Company’s 4.500% Senior Notes due 2023, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.)

4.6
Authentication Order, dated January 13, 2017, from the Company to U.S. Bank National Association, relating to the Company’s 4.500% Senior Notes due 2023. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.)

4.7
Supplemental Indenture No. 16, dated as of March 12, 2014, between the Company and U.S. Bank National Association, relating to the Company’s 4.650% Senior Notes due 2024, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.)

4.8
Supplemental Indenture No. 17, dated as of September 12, 2014, between the Company and U.S. Bank National Association, relating to the Company’s 4.50% Senior Notes due 2025, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.)

4.9	Indenture, dated as of February 3, 2016, between the Company and U.S. Bank National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 3, 2016.)
4.10
First Supplemental Indenture, dated as of February 3, 2016, between the Company and U.S. Bank National Association, relating to the Company’s 4.25% Senior Notes due 2021, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 3, 2016.)

4.11
Second Supplemental Indenture, dated as of February 3, 2016, between the Company and U.S. Bank National Association, relating to the Company’s 5.25% Senior Notes due 2026, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 3, 2016.)

4.12
Third Supplemental Indenture, dated as of January 13, 2017, between the Company and U.S. Bank National Association, relating to the Company’s 4.950% Senior Notes due 2027, including form thereof. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.)

4.13
Registration Rights and Lock-Up Agreement, dated as of June 5, 2015, among the Company, ABP Trust (f/k/a Reit Management & Research Trust), Barry M. Portnoy and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

10.1
Fourth Amendment to Management Agreement, dated as of March 24, 2017, among HPT TRS IHG-2, Inc., InterContinental Hotels Group Resources, Inc., IHG Management (Maryland) LLC and InterContinental Hotels Group (Canada), Inc. (Filed herewith.)

10.2	Development Property Agreement, dated May 3, 2017, between HPT TA Properties Trust and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 3, 2017.)
10.3
Seventh Amendment to Amended and Restated Lease Agreement No. 4, dated May 3, 2017, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 3, 2017.)

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
101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPITALITY PROPERTIES TRUST

/s/ John G. Murray
John G. Murray
President and Chief Operating Officer
Dated: May 10, 2017

/s/ Mark L. Kleifges
Mark L. Kleifges
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: May 10, 2017