Form 10-Q
period 2017-06-30
HOSPITALITY PROPERTIES TRUST
filed 2017-08-09
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of August 8, 2017:   164,282,700

HOSPITALITY PROPERTIES TRUST

FORM 10-Q

June 30, 2017

References in this Quarterly Report on Form 10-Q to “HPT”, “we”, “us” or “our” include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

Part I Financial Information

Item 1.  Financial Statements

HOSPITALITY PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands, except share data)

	June 30,	December 31,
	2017	2016
ASSETS

Real estate properties:
Land	$1,627,010	$1,566,630
Buildings, improvements and equipment	7,487,816	7,156,759
Total real estate properties, gross	9,114,826	8,723,389
Accumulated depreciation	(2,647,568)	(2,513,996)
Total real estate properties, net	6,467,258	6,209,393
Cash and cash equivalents	49,670	10,896
Restricted cash (FF&E reserve escrow)	58,911	60,456
Due from related persons	71,741	65,332
Other assets, net	325,868	288,151
Total assets	$6,973,448	$6,634,228

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unsecured revolving credit facility	$278,000	$191,000
Unsecured term loan, net	398,753	398,421
Senior unsecured notes, net	3,162,275	2,565,908
Convertible senior unsecured notes	—	8,478
Security deposits	120,757	89,338
Accounts payable and other liabilities	190,017	188,053
Due to related persons	43,448	58,475
Dividends payable	—	5,166
Total liabilities	4,193,250	3,504,839

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value; 100,000,000 shares authorized:
Series D preferred shares; 7 1/8% cumulative redeemable; zero and 11,600,000 shares issued and outstanding, respectively, aggregate liquidation preference of zero and $290,000, respectively	—	280,107
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 164,282,700 and 164,268,199 shares issued and outstanding, respectively	1,643	1,643
Additional paid in capital	4,540,414	4,539,673
Cumulative net income	3,192,744	3,104,767
Cumulative other comprehensive income	52,412	39,583
Cumulative preferred distributions	(343,412)	(341,977)
Cumulative common distributions	(4,663,603)	(4,494,407)
Total shareholders’ equity	2,780,198	3,129,389
Total liabilities and shareholders’ equity	$6,973,448	$6,634,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Hotel operating revenues	$488,477	$471,910	$896,064	$868,413
Rental income	80,971	77,293	160,759	153,552
FF&E reserve income	1,155	1,096	2,382	2,452
Total revenues	570,603	550,299	1,059,205	1,024,417

Expenses:
Hotel operating expenses	339,549	324,922	622,272	601,227
Depreciation and amortization	95,155	88,782	188,606	176,053
General and administrative	30,347	37,365	62,693	53,388
Acquisition related costs	—	117	—	729
Total expenses	465,051	451,186	873,571	831,397

Operating income	105,552	99,113	185,634	193,020

Dividend income	626	749	1,252	749
Interest income	122	40	379	138
Interest expense (including amortization of debt issuance costs and debt discounts and premiums of $2,194, $2,127, $4,346 and $3,993, respectively)	(45,189)	(41,698)	(88,755)	(83,284)
Loss on early extinguishment of debt	—	—	—	(70)
Income before income taxes and equity in earnings of an investee	61,111	58,204	98,510	110,553
Income tax expense	(786)	(2,160)	(1,142)	(2,535)
Equity in earnings of an investee	374	17	502	94
Net income	60,699	56,061	97,870	108,112
Other comprehensive income (loss):
Unrealized gain (loss) on investment securities	(8,968)	19,676	12,650	37,221
Equity interest in investee’s unrealized gains	58	43	179	95
Other comprehensive income (loss)	(8,910)	19,719	12,829	37,316
Comprehensive income	$51,789	$75,780	$110,699	$145,428

Net income	$60,699	$56,061	$97,870	$108,112
Preferred distributions	—	(5,166)	(1,435)	(10,332)
Excess of liquidation preference over carrying value of preferred shares redeemed	—	—	(9,893)	—
Net income available for common shareholders	$60,699	$50,895	$86,542	$97,780

Weighted average common shares outstanding (basic)	164,123	151,408	164,121	151,405
Weighted average common shares outstanding (diluted)	164,165	151,442	164,157	151,428

Net income available for common shareholders per common share (basic and diluted)	$0.37	$0.34	$0.53	$0.65

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$97,870	$108,112
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	188,606	176,053
Amortization of debt issuance costs and debt discounts and premiums as interest	4,346	3,993
Straight line rental income	(6,121)	(7,445)
Security deposits received or replenished	31,422	23,690
FF&E reserve income and deposits	(37,134)	(37,491)
Loss on early extinguishment of debt	—	70
Equity in earnings of an investee	(502)	(94)
Other non-cash (income) expense, net	(1,810)	(1,793)
Changes in assets and liabilities:
Due from related persons	(490)	(775)
Other assets	(11,702)	(11,792)
Accounts payable and other liabilities	6,565	9,923
Due to related persons	(15,175)	(30,956)
Net cash provided by operating activities	255,875	231,495

Cash flows from investing activities:
Real estate acquisitions and deposits	(357,679)	(196,856)
Real estate improvements	(62,204)	(86,929)
FF&E reserve escrow fundings	(3,157)	(1,156)
Net cash used in investing activities	(423,040)	(284,941)

Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes, after discounts and premiums	598,246	737,612
Repayment of senior unsecured notes	—	(275,000)
Redemption of preferred shares	(290,000)	—
Repurchase of convertible senior notes	(8,478)	—
Borrowings under unsecured revolving credit facility	359,000	410,000
Repayments of unsecured revolving credit facility	(272,000)	(643,000)
Payment of debt issuance costs	(5,018)	(6,106)
Repurchase of common shares	(14)	—
Distributions to preferred shareholders	(6,601)	(10,332)
Distributions to common shareholders	(169,196)	(153,063)
Net cash provided by financing activities	205,939	60,111
Increase in cash and cash equivalents	38,774	6,665
Cash and cash equivalents at beginning of period	10,896	13,682
Cash and cash equivalents at end of period	$49,670	$20,347

Supplemental cash flow information:
Cash paid for interest	$75,266	$65,889
Cash paid for income taxes	2,226	1,988
Non-cash investing activities:
Hotel managers’ deposits in FF&E reserve	$35,175	$35,145
Hotel managers’ purchases with FF&E reserve	(39,877)	(26,093)

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
We have determined that each of our taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification™, or ASC.   We have concluded that we must consolidate each of our TRSs because we are the entity with the power to direct the activities that most significantly impact the VIEs’ economic performance and we have the obligation to absorb losses and the right to receive benefits from each VIE that could be significant to the VIE, and are, therefore, the primary beneficiary of each VIE.  The assets of our TRSs were $38,194 and $26,676 as of June 30, 2017 and December 31, 2016, respectively, and consist primarily of amounts due from, and working capital advances to, certain of their hotel managers.  The liabilities of our TRSs were $131,589 and $101,602 as of June 30, 2017 and December 31, 2016, respectively, and consist primarily of security deposits they hold from and amounts payable to certain of their hotel managers.  The assets of our TRSs are available to satisfy our TRSs’ obligations and we have guaranteed certain obligations of our TRSs.

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

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which clarifies how companies should present restricted cash and restricted cash equivalents. Companies will show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The new standard requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheets. ASU No. 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Upon the adoption of ASU No. 2016-18, we will reconcile both cash and cash equivalents and restricted cash and restricted cash equivalents, whereas under the current guidance we explain the changes during the period for cash and cash equivalents only.

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting, which clarifies which changes to the terms or conditions of a share-based payment award are subject to the guidance on modification accounting under ASC 718. Entities would apply the modification accounting guidance unless the value, vesting requirements and classification of a share-based payment award are the same immediately before and after a change to the terms or conditions of the award. ASU No. 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

are continuing to evaluate ASU No. 2017-09; however, we do not expect its adoption to have a material impact in our condensed consolidated financial statements.
Note 3.  Revenue Recognition
We report hotel operating revenues for managed hotels in our condensed consolidated statements of comprehensive income. We generally recognize hotel operating revenues, consisting primarily of room and food and beverage sales, when goods and services are provided.
We report rental income for leased hotels and travel centers in our condensed consolidated statements of comprehensive income. We recognize rental income from operating leases on a straight line basis over the term of the lease agreements except for one lease in which there is uncertainty regarding the collection of scheduled future rent increases. See Note 8 for further information regarding this lease with Morgans Hotel Group, or Morgans.  Rental income includes $3,113 and $6,121 for the three and six months ended June 30, 2017, respectively, and $3,693 and $7,445 for the three and six months ended June 30, 2016, respectively, of adjustments necessary to record scheduled rent increases under certain of our leases, the deferred rent obligations payable to us under our leases with TravelCenters of America LLC, or TA, and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks at our travel centers on a straight line basis.  See Notes 8 and 10 for further information regarding our TA leases.  Due from related persons includes $48,173 and $42,254 and other assets includes $2,480 and $2,279 of straight line rent receivables at June 30, 2017 and December 31, 2016, respectively.
We determine percentage rent due to us under our leases annually and recognize it when all contingencies have been met and the rent is earned, which is generally at year end. We had deferred estimated percentage rent of $346 and $949 for the three and six months ended June 30, 2017, respectively, and $279 and $529 for the three and six months ended June 30, 2016, respectively.
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

Note 4.  Weighted Average Common Shares
The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Weighted average common shares for basic earnings per share	164,123	151,408	164,121	151,405
Effect of dilutive share awards: Unvested share awards	42	34	36	23
Weighted average common shares for diluted earnings per share	164,165	151,442	164,157	151,428

Note 5.  Shareholders’ Equity
Distributions
On January 17, 2017, we paid a $0.4453 per share distribution, or $5,166, to our Series D preferred shareholders.
On February 21, 2017, we paid a regular quarterly distribution to common shareholders of record on January 23, 2017 of $0.51 per share, or $83,777. On May 18, 2017, we paid a regular quarterly distribution to common shareholders of record on April 21, 2017 of $0.52 per share, or $85,419. On July 12, 2017, we declared a regular quarterly distribution payable to common shareholders of record on July 24, 2017 of $0.52 per share, or $85,427. We expect to pay this amount on or about August 17, 2017.
Preferred Shares

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

On February 10, 2017, we redeemed all 11,600,000 of our outstanding 7.125% Series D cumulative redeemable preferred shares at the stated liquidation preference of $25.00 per share plus accrued and unpaid distributions to the date of redemption (an aggregate of $291,435). We reduced net income available for common shareholders for the six months ended June 30, 2017 by $9,893, which represents the amount by which the liquidation preference for our 7.125% Series D cumulative redeemable preferred shares that were redeemed during the period exceeded our carrying amount for those preferred shares as of the date of redemption.

Share Grants and Purchases
On June 15, 2017, we granted 3,000 of our common shares, valued at $30.12 per share, the closing price of our common shares on The NASDAQ Stock Market LLC, or Nasdaq, on that day, to each of our five Trustees as part of their annual compensation.
On June 30, 2017, we purchased an aggregate of 499 of our common shares valued at $29.15 per common share, the closing price of our common shares on Nasdaq on that day, from two former employees of The RMR Group LLC, or RMR LLC, in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Cumulative Other Comprehensive Income
Cumulative other comprehensive income represents the unrealized gain (loss) on our available for sale equity investments and our share of the comprehensive income of Affiliates Insurance Company, or AIC. See Notes 10 and 13 for further information regarding these investments.

Note 6.  Indebtedness
Our principal debt obligations at June 30, 2017 were: (1) our $278,000 of outstanding borrowings under our $1,000,000 unsecured revolving credit facility; (2) our $400,000 unsecured term loan; and (3) an aggregate outstanding principal amount of $3,200,000 of public issuances of unsecured senior notes.
Our $1,000,000 revolving credit facility is available for general business purposes, including acquisitions.  The maturity date of our revolving credit facility is July 15, 2018 and, subject to our payment of an extension fee and meeting other conditions, we have the option to extend the stated maturity date of our revolving credit facility by one year to July 15, 2019. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. We are required to pay interest on borrowings under our revolving credit facility at an annual rate of LIBOR plus a premium, which was 110 basis points as of June 30, 2017. We also pay a facility fee, which was 20 basis points per annum at June 30, 2017, on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings.  As of June 30, 2017, the annual interest rate for the amount outstanding under our revolving credit facility was 2.33%. The weighted average annual interest rate for borrowings under our revolving credit facility was 2.15% and 2.07% for the three and six months ended June 30, 2017, respectively, and 1.54% for both the three and six months ended June 30, 2016.  As of June 30, 2017 and August 8, 2017, we had $278,000 and $251,000 outstanding and $722,000 and $749,000 available under our revolving credit facility, respectively.
Our revolving credit facility is governed by a credit agreement with a syndicate of institutional lenders, which also governs our term loan. Our $400,000 term loan, which matures on April 15, 2019, is prepayable without penalty at any time.  We are required to pay interest on the amounts under our term loan at a rate of LIBOR plus a premium, which was 120 basis points as of June 30, 2017.  The interest rate premium is subject to adjustment based on changes to our credit ratings.  As of June 30, 2017, the annual interest rate for the amount outstanding under our term loan was 2.25%. The weighted average annual interest rate for borrowings under our term loan was 2.20% and 2.09% for the three and six months ended June 30, 2017, respectively, and 1.64% and 1.63% for the three and six months ended June 30, 2016, respectively.
Our credit agreement also includes a feature under which maximum aggregate borrowings may be increased up to $2,300,000 on a combined basis in certain circumstances.  Our credit agreement and our notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business manager. Our credit agreement and our senior notes indentures and their supplements also contain a number of

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

covenants, including covenants that restrict our ability to incur debts or to make distributions under certain circumstances and generally require us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of our credit agreement and our senior notes indentures and their supplements at June 30, 2017.
On January 13, 2017, we issued $600,000 aggregate principal amount of senior notes in public offerings, which included $200,000 aggregate principal amount of 4.500% senior notes due 2023 and $400,000 aggregate principal amount 4.950% senior notes due 2027.  Net proceeds from these offerings were $593,228 after discounts, premiums and expenses.

On March 15, 2017, we repurchased at par plus accrued interest $8,431 of the outstanding principal amount of our 3.80% convertible senior notes due 2027, which were tendered by the holders of these notes for repurchase by us. On April 24, 2017, we redeemed at par plus accrued interest the remaining $47 of the outstanding principal amount of these notes.

Note 7.  Real Estate Properties
At June 30, 2017, we owned 310 hotels and 199 travel centers.
During the six months ended June 30, 2017, we funded $65,361 for improvements to certain of our properties which, pursuant to the terms of our management and lease agreements with our hotel managers and tenants, resulted in increases in our contractual annual minimum returns and rents of $4,936. See Notes 8 and 10 for further information about our management and lease agreements and our fundings of improvements to certain of our properties.
Acquisitions
During the six months ended June 30, 2017, we acquired four hotels and one travel center. We accounted for these transactions as acquisitions of assets. Our allocation of the purchase price of each of these acquisitions based on the estimated fair value of the acquired assets and assumed liabilities is presented in the table below.

Acquisition Date	Location	Purchase Price	Land	Land Improvements	Building and Improvements	Furniture, Fixtures and Equipment	Intangible Assets
2/1/2017	Chicago, IL (1)	$86,201	$13,609	$40	$58,929	$11,926	$1,697
3/31/2017	Seattle, WA (2)	71,794	24,143	30	46,336	844	441
5/3/2017	Columbia, SC (3)	27,604	4,040	7,172	16,392	—	—
6/2/2017	St. Louis, MO (4)	88,055	4,249	161	79,714	3,393	538
6/29/2017	Atlanta, GA (5)	88,740	16,610	483	68,858	2,789	—
		$362,394	$62,651	$7,886	$270,229	$18,952	$2,676

(1)
On February 1, 2017, we acquired the 483 room Hotel Allegro in Chicago, IL for a purchase price of $86,201, including capitalized acquisition costs of $707. We added this Kimpton® branded hotel to our management agreement with InterContinental Hotels Group, plc, or InterContinental. See Note 8 for further information regarding our InterContinental agreement.

(2)
On March 31, 2017, we acquired the 121 room Hotel Alexis in Seattle, WA for a purchase price of $71,794, including capitalized acquisition costs of $169. We added this Kimpton® branded hotel to our management agreement with InterContinental. See Note 8 for further information regarding our InterContinental agreement.

(3)
On May 3, 2017, pursuant to the terms of our June 2015 transaction agreement with TA, as amended, we purchased from, and leased back to, TA a newly developed travel center located in Columbia, SC for a purchase price of $27,604, including capitalized acquisition costs of $2. This property was added to our TA No. 4 lease and our minimum annual rent under the lease increased by $2,346 as a result. See Notes 8 and 10 for further information regarding our TA leases.

(4)
On June 2, 2017, we acquired the 389 room Chase Park Plaza Hotel in St. Louis, MO for a purchase price of $88,055, including capitalized acquisition costs of $441. We converted this hotel to the Royal Sonesta® hotel brand and added it to our management agreement with Sonesta International Hotels Corporation, or Sonesta. See Notes 8 and 10 for further information regarding our Sonesta agreement.

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

(5)
On June 29, 2017, we acquired the 495 room Crowne Plaza Ravinia hotel located in Atlanta, GA for a purchase price of $88,740, including capitalized acquisition costs of $136. We added this Crowne Plaza® branded hotel to our management agreement with InterContinental. See Note 8 for further information regarding our InterContinental agreement.

On August 1, 2017, we acquired the 419 room Crowne Plaza & Lofts hotel in Columbus, OH for a purchase price of $48,990, excluding acquisition related costs. We added this Crowne Plaza® branded hotel to our management agreement with InterContinental. See Note 8 for further information regarding our InterContinental agreement.

On July 24, 2017, we entered into an agreement to acquire 14 extended stay hotels with 1,653 suites located in 12 states for a purchase price of $138,000, excluding acquisition related costs. We currently expect to fund $54,000 for renovations and other capital improvements at these hotels. We currently expect to complete this acquisition during the third quarter of 2017. We plan to convert these hotels to the Sonesta ES Suites® brand and add them to our management agreement with Sonesta. See Notes 8 and 10 for further information regarding our Sonesta agreement.
On July 26, 2017, we entered into an agreement to acquire the 300 room Crowne Plaza hotel in Charlotte, NC for a purchase price of $44,000, excluding acquisition related costs. We currently expect to complete this acquisition during the third quarter of 2017 and to add this Crowne Plaza® branded hotel to our management agreement with InterContinental. See Note 8 for further information regarding our InterContinental agreement.
Dispositions
On August 1, 2017, we sold our 159 room Radisson hotel located in Chandler, AZ for a sale price of $9,500, excluding closing costs. On July 11, 2017, we entered an agreement to sell our 143 room Country Inn & Suites hotel located in Naperville, IL for $6,600, excluding closing costs. We currently expect to complete this sale during the third quarter of 2017. In June 2017, we began marketing for sale our Park Plaza hotel located in Bloomington, MN. As of June 30, 2017, these three Carlson Hotels Worldwide, or Carlson, branded hotels with an aggregate carrying value of $14,090 were classified as held for sale and this amount is included in other assets, net, in our condensed consolidated balance sheets. See Note 8 for further information regarding our Carlson agreement.
Our pending acquisitions and disposition are subject to conditions; accordingly, we cannot be sure that we will complete these transactions or that these transactions will not be delayed or the terms of these transactions will not change.
Note 8. Hotel Management Agreements and Leases
As of June 30, 2017, we owned 310 hotels and 199 travel centers, which are included in 14 operating agreements. We do not operate any of our properties.
As of June 30, 2017, 307 of our hotels are leased to our TRSs and managed by independent hotel operating companies and three hotels are leased to third parties. As of June 30, 2017, our hotel properties are managed by or leased to separate subsidiaries of Marriott International, Inc., or Marriott, InterContinental, Sonesta, Wyndham Hotel Group, or Wyndham, Hyatt Hotels Corporation, or Hyatt, Carlson and Morgans, under nine agreements. These hotel agreements have initial terms expiring between 2019 and 2103. Each of these agreements is for between one and 97 of our hotels. In general, the agreements contain renewal options for all, but not less than all, of the affected properties, and the renewal terms range between 20 to 60 years. Most of these agreements require the third party manager or tenant to: (1) make payments to us of minimum returns or minimum rents; (2) deposit a percentage of total hotel sales into reserves established for the regular refurbishment of our hotels, or FF&E reserves; and (3) for our managed hotels, make payments to our TRSs of additional returns to the extent of available cash flows after payment of operating expenses, funding of the FF&E reserves, payment of our minimum returns, payment of certain management fees and replenishment of security deposits or guarantees. Some of our managers or tenants or their affiliates have provided deposits or guarantees to secure their obligations to pay us.
Marriott No. 1 agreement. Our management agreement with Marriott for 53 hotels, or our Marriott No. 1 agreement, provides that, as of June 30, 2017, we are to be paid an annual minimum return of $68,952 to the extent that gross revenues of the hotels, after payment of hotel operating expenses and funding of the FF&E reserve, are sufficient to do so.  We do not have any security deposits or guarantees for our minimum returns from the 53 hotels included in our Marriott No. 1 agreement. Accordingly, the minimum returns we receive from these hotels managed by Marriott are limited to the hotels' available cash flows after payment of operating expenses and funding of the FF&E reserve. Marriott’s base and incentive management fees are only earned after we receive our minimum returns.  We realized minimum returns of $17,222 and $17,108 during the three

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

months ended June 30, 2017 and 2016, respectively, and minimum returns of $34,410 and $34,201 during the six months ended June 30, 2017 and 2016, respectively, under this agreement. We also realized additional returns of $3,204 during both the three and six months ended June 30, 2017 and $5,410 and $6,249 during the three and six months ended June 30, 2016, respectively, which represents our share of hotel cash flows in excess of the minimum returns due to us for the period.
We funded $3,157 for capital improvements at certain of the hotels included in our Marriott No. 1 agreement during the six months ended June 30, 2017. We currently expect to fund $967 for capital improvements under our Marriott No. 1 agreement during the remainder of 2017. As we fund these improvements, the annual minimum returns payable to us increase by 10% of the amounts funded.
Marriott No. 234 agreement.  Our management agreement with Marriott for 68 hotels, or our Marriott No. 234 agreement, provides that, as of June 30, 2017, we are to be paid an annual minimum return of $106,360.  We realized minimum returns of $26,590 and $26,561 during the three months ended June 30, 2017 and 2016, respectively, and minimum returns of $53,180 and $53,121 during the six months ended June 30, 2017 and 2016, respectively, under this agreement. Pursuant to our Marriott No. 234 agreement, Marriott has provided us with a security deposit to cover minimum return payment shortfalls, if any.  Under this agreement, this security deposit may be replenished and increased up to $64,700 from a share of hotel cash flows in excess of the minimum returns due to us. Marriott’s base and incentive management fees are only earned after we receive our minimum returns. During the six months ended June 30, 2017, our available security deposit was replenished by $5,866 from a share of hotel cash flows in excess of the minimum returns due to us for the period.  The available balance of this deposit was $22,346 as of June 30, 2017.  Pursuant to our Marriott No. 234 agreement, Marriott has also provided us with a limited guarantee which expires in 2019 for shortfalls up to 90% of our minimum returns, if and after the available security deposit has been depleted. The available balance of the guarantee was $30,672 as of June 30, 2017.
We did not fund any capital improvements to hotels under our Marriott No. 234 agreement during the six months ended June 30, 2017. We currently expect to fund $5,000 for capital improvements to certain hotels under our Marriott No. 234 agreement during the remainder of 2017.  As we fund these improvements, the annual minimum returns payable to us increase by 9% of the amounts funded.
Marriott No. 5 agreement. We lease one hotel in Kauai, HI to Marriott. This lease is guaranteed by Marriott and we realized $2,540 and $2,529 of rent for this hotel during the three months ended June 30, 2017 and 2016, respectively, and $5,080 and $5,058 during the six months ended June 30, 2017 and 2016, respectively.  The guarantee provided by Marriott with respect to this leased hotel is unlimited. Marriott has four renewal options for 15 years each. On August 31, 2016, Marriott notified us that it will not exercise its renewal option at the expiration of the current lease term ending on December 31, 2019.
InterContinental agreement. Our management agreement with InterContinental for 97 hotels, or our InterContinental agreement, provides that, as of June 30, 2017, we are to be paid annual minimum returns and rents of $181,485.  We realized minimum returns and rents of $43,637 and $40,084 during the three months ended June 30, 2017 and 2016, respectively, and minimum returns and rents of $85,245 and $78,288 during the six months ended June 30, 2017 and 2016, respectively, under this agreement.  We also realized additional returns under this agreement of $3,261 and $3,575 during the three months ended June 30, 2017 and 2016, respectively, and $3,572 and $3,904 during the six months ended June 30, 2017 and 2016, respectively, from our share of hotel cash flows in excess of the minimum returns and rents due to us for those periods.
Pursuant to our InterContinental agreement, InterContinental has provided us with a security deposit to cover minimum payment shortfalls, if any.  Under this agreement, InterContinental is required to maintain a minimum security deposit of $37,000 and this security deposit may be replenished and increased up to $100,000 from a share of future cash flows from the hotels in excess of our minimum returns and rents. During the six months ended June 30, 2017, the available security deposit was replenished by $5,861 from the hotels’ cash flows in excess of the minimum payments due to us for the period.
During the six months ended June 30, 2017, we amended our InterContinental agreement in connection with each of the three hotel acquisitions we made during that period. See Note 7 for further information regarding these acquisitions. As a result of the amendments, the annual minimum returns and rents due to us increased and InterContinental provided us an aggregate of $19,696 to supplement the existing security deposit.
The available balance of the InterContinental security deposit was $98,303 as of June 30, 2017.
We did not fund any capital improvements to our InterContinental hotels during the six months ended June 30, 2017. We currently expect to fund $12,751 for capital improvements under our InterContinental agreement during the remainder of

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

2017. As we fund these improvements, the annual minimum returns and rents payable to us increase by 8% of the amounts funded.
Sonesta agreement. As of June 30, 2017, Sonesta managed 10 of our full service hotels and 25 of our limited service hotels pursuant to management agreements for each of the hotels, which we refer to collectively as our Sonesta agreement, and a pooling agreement, which combines those management agreements for purposes of calculating gross revenues, payment of hotel operating expenses, payment of fees and distributions and minimum returns due to us.
Our Sonesta agreement provides that we are paid a fixed annual minimum return equal to 8% of our invested capital, as defined therein, if gross revenues of the hotels, after payment of hotel operating expenses and management and related fees (other than Sonesta's incentive fee, if applicable), are sufficient to do so.  As of June 30, 2017, the annual minimum return was $97,134. Our Sonesta agreement further provides that we are paid an additional return based upon operating profits, as defined therein, after payment of Sonesta's incentive fee, if applicable. We do not have any security deposits or guarantees for the hotels managed by Sonesta.  Accordingly, the returns we receive from our hotels managed by Sonesta are limited to available hotels' cash flows after payment of operating expenses. We realized returns of $24,405 and $23,380 during the three months ended June 30, 2017 and 2016, respectively, and returns of $35,067 and $32,146 during the six months ended June 30, 2017 and 2016, respectively, under our Sonesta agreement.
Pursuant to our Sonesta agreement, we recognized management, reservation and system fees and reimbursement costs for certain guest loyalty, marketing program and third party reservation transmission fees aggregating $7,558 and $6,995 for the three months ended June 30, 2017 and 2016, respectively, and $13,287 and $12,295 for the six months ended June 30, 2017 and 2016, respectively. In addition, we recognized procurement and construction supervision fees of $113 and $581 for the three months ended June 30, 2017 and 2016, respectively, and $194 and $924 for the six months ended June 30, 2017 and 2016, respectively, pursuant to our Sonesta agreement. These amounts are included in hotel operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.
Our Sonesta agreement does not require FF&E escrow deposits, but does require us to fund capital expenditures that we approve at our hotels managed by Sonesta. We funded $6,833 for renovations and other capital improvements to hotels included in our Sonesta agreement during the six months ended June 30, 2017.  We currently expect to fund $18,618 for renovations and other capital improvements during the remainder of 2017 and $30,700 during 2018. If and as we acquire the hotels that we expect to add to our Sonesta agreement as described in Note 7 above, we expect to fund $54,000 for renovations at these hotels during 2017 and 2018. The annual minimum returns due to us under our Sonesta agreement increase by 8% of the amounts funded in excess of threshold amounts, as defined therein. We owed Sonesta $2,438 and $6,207 for capital expenditure and other reimbursements at June 30, 2017 and 2016, respectively. Amounts due to Sonesta are included in due to related persons in our condensed consolidated balance sheets.
See Note 10 for further information regarding our relationship with Sonesta and Note 7 for further information regarding the effects of certain of our property acquisitions on our agreements with Sonesta.
Wyndham agreements. Our management agreement with Wyndham for 22 hotels, or our Wyndham agreement, provides that, as of June 30, 2017, we are to be paid annual minimum returns of $27,391.  We realized returns of $6,841 and $6,668 during the three months ended June 30, 2017 and 2016, respectively, and returns of $13,642 and $13,322 during the six months ended June 30, 2017 and 2016, respectively, under this agreement. Pursuant to our Wyndham agreement, Wyndham has provided us with a guarantee, which is limited to $35,656, subject to an annual payment limit of $17,828 and expires on July 28, 2020. As of December 31, 2016, $1,090 remained available to cover payment shortfalls of our minimum returns due under the management agreement. During the six months ended June 30, 2017, the hotels under this agreement generated cash flows that were less than the minimum returns due to us and the remaining guarantee was depleted. This guarantee may be replenished from future cash flows from these hotels in excess of our minimum returns. As of August 8, 2017, Wyndham has paid all of the minimum returns due to us under our Wyndham agreement.
We also lease 48 vacation units in one of our hotels to Wyndham Vacation Resorts, Inc., a subsidiary of Wyndham, or Wyndham Vacation, which requires that we are paid annual minimum rents of $1,407.  The guarantee provided by Wyndham with respect to the Wyndham Vacation lease for part of one hotel is unlimited.  We recognized rents of $454 during both the three months ended June 30, 2017 and 2016 and $907 during both the six months ended June 30, 2017 and 2016 under our Wyndham Vacation lease agreement. Rental income for the three months ended June 30, 2017 and 2016 for this lease includes

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

$102 and $112, respectively, and $204 and $224 for the six months ended June 30, 2017 and 2016, respectively, of adjustments necessary to record rent on a straight line basis.
Our Wyndham agreement requires FF&E escrow deposits equal to 5% of total hotel sales for all hotels included in the agreement subject to available cash flows after payment of our minimum return. No FF&E escrow deposits were made during the six months ended June 30, 2017 due to insufficient available cash flows generated at these hotels.
We funded $4,917 for capital improvements to certain hotels included in our Wyndham agreement during the six months ended June 30, 2017.  We currently expect to fund $2,000 for capital improvements under this agreement during the remainder of 2017.  As we fund these improvements, the annual minimum returns payable to us increase by 8% of the amounts funded.
Hyatt agreement. Our management agreement with Hyatt for 22 hotels, or our Hyatt agreement, provides that, as of June 30, 2017, we are to be paid an annual minimum return of $22,037. We realized minimum returns of $5,509 during each of the three months ended June 30, 2017 and 2016 and minimum returns of $11,019 during each of the six months ended June 30, 2017 and 2016 under this agreement. Pursuant to our Hyatt agreement, Hyatt has provided us with a guarantee, which is limited to $50,000. During the six months ended June 30, 2017, our available guarantee was replenished by $2,592 from a share of hotel cash flows in excess of the minimum returns due to us. The available balance of the guarantee was $20,901 as of June 30, 2017.
Carlson agreement. Our management agreement with Carlson for 11 hotels, or our Carlson agreement, provides that, as of June 30, 2017, we are to be paid an annual minimum return of $12,920. We realized minimum returns of $3,230 during each of the three months ended June 30, 2017 and 2016 and minimum returns of $6,460 during each of the six months ended June 30, 2017 and 2016 under this agreement. Pursuant to our Carlson agreement, Carlson has provided us with a guarantee, which is limited to $40,000. During the six months ended June 30, 2017, our available guarantee was replenished by $2,386 from a share of hotel cash flows in excess of the minimum returns due to us. The available balance of the guarantee was $31,215 as of June 30, 2017. In June 2017, we amended our Carlson agreement whereby we and Carlson agreed to pursue the sale of three hotels with an aggregate of 511 rooms and an aggregate carrying value of $14,090 as of June 30, 2017. See Note 7 for further information regarding these potential sales. The net proceeds from these potential sales will be used to fund certain renovations to the remaining hotels operated under our Carlson agreement and we have agreed to fund up to $35,000 for renovation costs in excess of the net sales proceeds and available FF&E reserves. Our annual minimum returns and the limited guaranty cap under our Carlson agreement will increase by 8% of any amounts we fund (excluding the net sales proceeds described above). In addition, in June 2017, the initial term of the management agreement and the limited guarantee provided by Carlson were extended to December 31, 2035.
Morgans agreement.  We lease The Clift Hotel in San Francisco, CA to a subsidiary of Morgans. This lease is scheduled to expire in 2103 and requires annual rent to us of $7,595, which amount is scheduled to increase on October 14, 2019 and every five years thereafter based upon consumer price index increases of no less than 10% and no more than 20% at the time of each increase. Although the terms of this lease might have qualified this lease as a direct financing lease under GAAP, we recognize the rental income we receive from Morgans on a cash basis because of uncertainty regarding our collection of future rent increases. In December 2016, we notified Morgans that the closing of its merger with SBE Entertainment Group LLC, or SBE, without our consent was a breach of its lease obligations and shortly thereafter we commenced an unlawful detainer action in the California state courts to compel Morgans and SBE to surrender possession of this hotel to us. We are pursuing this litigation and are in discussions with Morgans and SBE regarding this hotel. The outcome of this pending litigation and our discussions with Morgans and SBE is not assured, but we believe Morgans may surrender to us possession of this hotel or that the court will determine that Morgans and SBE have breached the lease. We also believe that this hotel may require substantial capital investment to remain competitive in its market. The continuation of our dispute with Morgans and SBE is causing us to incur legal fees. Despite the continuation of this dispute, Morgans has paid the rents due to us through August 8, 2017; however we believe that we may suffer some loss of future rent from this hotel, at least until this hotel is renovated and operations improve.
TA leases. As of June 30, 2017, we leased to TA a total of 199 travel centers under five leases.
We recognized rental income from TA of $72,616 and $68,967 for the three months ended June 30, 2017 and 2016, respectively, and $144,141 and $137,084 for the six months ended June 30, 2017 and 2016, respectively. Rental income for the three months ended June 30, 2017 and 2016 includes $3,007 and $3,585, respectively, and $5,919 and $7,229 for the six months ended June 30, 2017 and 2016, respectively, of adjustments necessary to record the deferred rent obligations under our TA

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

leases and the estimated future payments to us by TA for the cost of removing underground storage tanks on a straight line basis. As of June 30, 2017 and December 31, 2016, we had receivables for current rent amounts owed to us by TA and straight line rent adjustments of $71,741 and $65,332, respectively. These amounts are included in due from related persons in our condensed consolidated balance sheets. In addition, as of June 30, 2017, TA owed us deferred rent of $150,000, which is due and payable on various dates from 2024 through 2032.
Our TA leases do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components. Under our TA leases, TA may request that we fund capital improvements in return for increases in TA’s annual minimum rent. We funded $50,403 for the six months ended June 30, 2017 of qualifying capital improvements to our TA leases. As a result, TA’s annual minimum rent payable to us increased by $4,284. We currently expect to fund approximately $32,900 for renovations and other capital improvements to our travel centers during the remainder of 2017. TA is not obligated to request and we are not obligated to fund any such improvements.
In addition to the rental income we recognized from TA during the three and six months ended June 30, 2017 and 2016 as described above, our TA leases require TA to pay us percentage rent based upon increases in certain sales. We determine percentage rent due under our TA leases annually and recognize any resulting amount as rental income when all contingencies are met. We had aggregate deferred percentage rent under our TA leases of $346 and $279 for the three months ended June 30, 2017 and 2016, respectively, and $949 and $529 for the six months ended June 30, 2017 and 2016, respectively.
See Note 10 for further information regarding our relationship with TA and Note 7 for further information regarding the effects of a May 2017 completed property acquisition on our leases with TA.
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
The net operating results of our managed hotel portfolios exceeded, in the aggregate, the minimum returns due to us in both the three months ended June 30, 2017 and 2016. Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $14,299 and $11,544 less than the minimum returns due to us in the six months ended June 30, 2017 and 2016, respectively. When the managers of these hotels fund these shortfalls under the terms of our operating agreements or their guarantees, we reflect such fundings (including security deposit applications) in our condensed consolidated statements of comprehensive income as a reduction of hotel operating expenses. There was no reduction to hotel operating expenses in the three months ended June 30, 2017 or 2016 and reductions of $3,716 and $1,766 in the six months ended June 30, 2017 and 2016, respectively, as a result of such fundings. We had shortfalls at certain of our managed hotel portfolios not funded by the managers of these hotels under the terms of our operating agreements of $10,583 and $9,778 in the six months ended June 30, 2017 and 2016, respectively, which represent the unguaranteed portions of our minimum returns from Sonesta.
Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $36,559 and $43,440 more than the minimum returns due to us in the three months ended June 30, 2017 and 2016, respectively, and $36,724 and $46,918 more than the minimum returns due to us in the six months ended June 30, 2017 and 2016, respectively. Like the security deposits we hold, certain of our guarantees may be replenished by a share of future cash flows from the applicable hotels' operations in excess of the minimum returns due to us pursuant to the terms of the respective operating agreements.  When our guarantees and our security deposits are replenished by cash flows from hotel operations, we reflect such replenishments in our condensed consolidated statements of comprehensive income as an increase to hotel operating expenses.  We had $14,682 and $20,057 of guarantee and security deposit replenishments in the three months ended June 30, 2017 and 2016, respectively, and $13,240 and $19,968 of guarantee and security deposit replenishments in the six months ended June 30, 2017 and 2016, respectively.
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
Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $27,892 and $34,825 for the three months ended June 30, 2017 and 2016, respectively, and $57,661 and $48,605 for the six months ended June 30, 2017 and 2016, respectively. The business management fees for the three and six months ended June 30, 2017 include estimated 2017 incentive fees of $17,750 and $37,370, respectively, based on our common share total return as of June 30, 2017. Although we recognized estimated incentive fees in accordance with GAAP, the amount of incentive fees payable to RMR LLC for 2017, if any, will be calculated based on our common share total return, as defined, for the three year period ending December 31, 2017, and will be payable in 2018. The net business management fees we recognized for the three months ended June 30, 2016 and six months ended June 30, 2016 included $25,920 and $31,236, respectively, of then estimated 2016 incentive fees; in January 2017, we paid RMR LLC an incentive fee of $52,407 for 2016. The net business management fees we recognized for the 2017 and 2016 periods are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.
Pursuant to our property management agreement with RMR LLC, we recognized property management fees of $10 and $12 for the three months ended June 30, 2017 and 2016, respectively, and $21 and $26 for the six months ended June 30, 2017 and 2016, respectively.  These fees are payable to RMR LLC in connection with the management of the office building component of one of our hotels. These amounts are included in hotel operating expenses in our condensed consolidated statements of comprehensive income.
We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf. We recognized $45 and $46 for property management related expenses related to the office building component of one of our hotels for the three months ended June 30, 2017 and 2016, respectively, and $91 and $84 for the six months ended June 30, 2017 and 2016, respectively. These amounts are included in hotel operating expenses in our condensed consolidated statements of comprehensive income. In addition, we are responsible for our share of RMR LLC’s costs for providing our internal audit function. The amounts recognized as expense for internal audit costs were $67 for both the three months ended June 30, 2017 and 2016, respectively, and $135 and $134 for the six months ended June 30, 2017 and 2016, respectively. These amounts are included in general and administrative expenses in our condensed consolidated statements of comprehensive income for these periods.
Note 10. Related Person Transactions
We have relationships and historical and continuing transactions with TA, Sonesta, RMR LLC, The RMR Group Inc., or RMR Inc., AIC and others related to them, including other companies to which RMR LLC provides management services and which have trustees, directors and officers who are also our Trustees or officers.
TA.  TA is our largest tenant and property operator, leasing 36% of our gross carrying value of real estate properties as of June 30, 2017. We lease all of our travel centers to TA under the TA leases. We are also TA’s largest shareholder; as of June 30, 2017, we owned 3,420,000 common shares of TA, representing approximately 8.6% of TA’s outstanding common shares. RMR LLC provides management services to both us and TA. See Notes 7 and 8 for further information regarding our relationships, agreements and transactions with TA and Note 13 for further information regarding our investment in TA.
Sonesta. Sonesta is a private company owned by our Managing Trustees. As of June 30, 2017, Sonesta managed 35 of our hotels pursuant to management and pooling agreements. See Notes 7 and 8 for further information regarding our relationships, agreements and transactions with Sonesta.
Our Manager, RMR LLC. See Note 9 for further information regarding our management agreements with RMR LLC.
RMR Inc. RMR LLC is a subsidiary of RMR Inc. and RMR Inc. is the managing member of RMR LLC. The controlling shareholder of RMR Inc., ABP Trust, is owned by our Managing Trustees. As of June 30, 2017, we hold 2,503,777 shares of class A common stock of RMR Inc. See Note 13 for further information regarding our investment in RMR Inc.
In June 2017, we and our manager, RMR LLC, became aware that we had been a victim of a criminal fraud that law enforcement authorities refer to as business email compromise fraud. This fraud involved a person pretending to be the representative of the seller in one of our property acquisition transactions and such imposter providing fraudulent wire instructions to one of our senior officers. As a result, funds were sent by wire transfer to an account that was believed to be, but

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

in fact was not, the seller’s account. RMR LLC reimbursed us during the second quarter of 2017 for this fraudulent wire payment. As a result of the reimbursement, this matter had no effect on our condensed consolidated financial statements.
AIC. We, ABP Trust, TA and four other companies to which RMR LLC provides management services currently own AIC, an Indiana insurance company, in equal amounts. We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC. We currently expect to pay aggregate annual premiums, including taxes and fees, of approximately $6,352 in connection with this insurance program for the policy year ending June 30, 2018, which amount may be adjusted from time to time as we acquire and dispose of properties that are included in this insurance program.
As of June 30, 2017 and December 31, 2016, our investment in AIC had a carrying value of $7,805 and $7,123, respectively. These amounts are included in other assets in our condensed consolidated balance sheets. We recognized income related to our investment in AIC, which amounts are presented as equity in earnings of an investee in our condensed consolidated statements of comprehensive income. Our other comprehensive income includes our proportionate part of unrealized gains on securities which are owned and held for sale by AIC.
For further information about these and certain other related person relationships and transactions, please refer to our 2016 Annual Report.
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

During the three and six months ended June 30, 2017, we recognized income tax expense of $786 and $1,142, respectively, which includes $246 and $361, respectively, of foreign taxes, $25 and $36, respectively, of federal taxes and $515 and $745, respectively, of state taxes.  During the three and six months ended June 30, 2016, we recognized income tax expense of $2,160 and $2,535, respectively, which includes $1,570 and $1,602, respectively, of foreign taxes, $39 and $92, respectively, of federal taxes and $551 and $841, respectively, of state taxes.

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 12.  Segment Information

We aggregate our hotels and travel centers into two reportable segments, hotel investments and travel center investments, based on their similar operating and economic characteristics.

	For the Three Months Ended June 30, 2017
	Hotels	Travel Centers	Corporate	Consolidated
Revenues:
Hotel operating revenues	$488,477	$—	$—	$488,477
Rental income	8,355	72,616	—	80,971
FF&E reserve income	1,155	—	—	1,155
Total revenues	497,987	72,616	—	570,603

Expenses:
Hotel operating expenses	339,549	—	—	339,549
Depreciation and amortization	59,403	35,752	—	95,155
General and administrative	—	—	30,347	30,347
Total expenses	398,952	35,752	30,347	465,051

Operating income (loss)	99,035	36,864	(30,347)	105,552

Dividend income	—	—	626	626
Interest income	—	—	122	122
Interest expense	—	—	(45,189)	(45,189)
Income (loss) before income taxes and equity in earnings of an investee	99,035	36,864	(74,788)	61,111
Income tax expense	—	—	(786)	(786)
Equity in earnings of an investee	—	—	374	374
Net income (loss)	$99,035	$36,864	$(75,200)	$60,699

	For the Six Months Ended June 30, 2017
	Hotels	Travel Centers	Corporate	Consolidated
Revenues:
Hotel operating revenues	$896,064	$—	$—	$896,064
Rental income	16,618	144,141	—	160,759
FF&E reserve income	2,382	—	—	2,382
Total revenues	915,064	144,141	—	1,059,205

Expenses:
Hotel operating expenses	622,272	—	—	622,272
Depreciation and amortization	117,506	71,100	—	188,606
General and administrative	—	—	62,693	62,693
Total expenses	739,778	71,100	62,693	873,571

Operating income (loss)	175,286	73,041	(62,693)	185,634

Dividend income	—	—	1,252	1,252
Interest income	—	—	379	379
Interest expense	—	—	(88,755)	(88,755)
Income (loss) before income taxes and equity in earnings of an investee	175,286	73,041	(149,817)	98,510
Income tax expense	—	—	(1,142)	(1,142)
Equity in earnings of an investee	—	—	502	502
Net income (loss)	$175,286	$73,041	$(150,457)	$97,870

	As of June 30, 2017
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$4,279,973	$2,497,457	$196,018	$6,973,448

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

	For the Three Months Ended June 30, 2016
	Hotels	Travel Centers	Corporate	Consolidated
Revenues:
Hotel operating revenues	$471,910	$—	$—	$471,910
Rental income	8,326	68,967	—	77,293
FF&E reserve income	1,096	—	—	1,096
Total revenues	481,332	68,967	—	550,299

Expenses:
Hotel operating expenses	324,922	—	—	324,922
Depreciation and amortization	56,004	32,778	—	88,782
General and administrative	—	—	37,365	37,365
Acquisition related costs	117	—	—	117
Total expenses	381,043	32,778	37,365	451,186

Operating income (loss)	100,289	36,189	(37,365)	99,113

Dividend income			749	749
Interest income	—	—	40	40
Interest expense	—	—	(41,698)	(41,698)
Income (loss) before income taxes and equity in losses of an investee	100,289	36,189	(78,274)	58,204
Income tax expense	—	—	(2,160)	(2,160)
Equity in earnings of an investee	—	—	17	17
Net income (loss)	$100,289	$36,189	$(80,417)	$56,061

	For the Six Months Ended June 30, 2016
	Hotels	Travel Centers	Corporate	Consolidated
Revenues:
Hotel operating revenues	$868,413	$—	$—	$868,413
Rental income	16,468	137,084	—	153,552
FF&E reserve income	2,452	—	—	2,452
Total revenues	887,333	137,084	—	1,024,417

Expenses:
Hotel operating expenses	601,227	—	—	601,227
Depreciation and amortization	111,088	64,965	—	176,053
General and administrative	—	—	53,388	53,388
Acquisition related costs	613	—	116	729
Total expenses	712,928	64,965	53,504	831,397

Operating income (loss)	174,405	72,119	(53,504)	193,020

Dividend income			749	749
Interest income	—	—	138	138
Interest expense	—	—	(83,284)	(83,284)
Loss on early extinguishment of debt			(70)	(70)
Income (loss) before income taxes, equity in earnings of an investee and gain on sale of real estate	174,405	72,119	(135,971)	110,553
Income tax expense	—	—	(2,535)	(2,535)
Equity in earnings of an investee	—	—	94	94
Net income (loss)	$174,405	$72,119	$(138,412)	$108,112

	As of December 31, 2016
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$4,005,481	$2,483,718	$145,029	$6,634,228

Note 13.  Fair Value of Assets and Liabilities
The table below presents certain of our assets carried at fair value at June 30, 2017, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

		Fair Value at June 30, 2017 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Carrying Value at	Identical Assets	Observable Inputs	Unobservable Inputs
Description	June 30, 2017	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurement Assets:
Investment in TA (1)	$14,022	$14,022	$—	$—
Investment in RMR Inc.(2)	$121,809	$121,809	$—	$—

(1)
Our 3,420,000 common shares of TA, which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs).  Our historical cost basis for these shares is $17,407 as of June 30, 2017.  The unrealized loss of ($3,385) for these shares as of June 30, 2017 is included in cumulative other comprehensive income in our condensed consolidated balance sheets. We evaluated the decline in the fair value of the TA shares and determined that based on the severity and duration of the decline, and our ability and intent to hold the investment for a reasonable period of time sufficient for a recovery of fair value, we do not consider this investment to be other-than-temporarily impaired at June 30, 2017.

(2)
Our 2,503,777 shares of class A common stock of RMR Inc., which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs).  Our historical cost basis for these shares is $66,374 as of June 30, 2017.  The unrealized gain of $55,435 for these shares as of June 30, 2017 is included in cumulative other comprehensive income in our condensed consolidated balance sheets.

In addition to the investment securities included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, revolving credit facility, term loan, senior notes and security deposits. At June 30, 2017 and December 31, 2016, the fair values of these additional financial instruments approximated their carrying values in our condensed consolidated balance sheets due to their short term nature or variable interest rates, except as follows:

	June 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value (1)	Value	Value (1)	Value
Senior Unsecured Notes, due 2018 at 6.70%	$349,670	$351,188	$349,387	$358,740
Senior Unsecured Notes, due 2021 at 4.25%	394,777	417,138	394,056	413,790
Senior Unsecured Notes, due 2022 at 5.00%	493,792	536,393	493,187	527,945
Senior Unsecured Notes, due 2023 at 4.50%	499,022	524,490	298,134	298,845
Senior Unsecured Notes, due 2024 at 4.65%	347,282	366,123	347,079	348,523
Senior Unsecured Notes, due 2025 at 4.50%	344,711	360,169	344,368	341,439
Senior Unsecured Notes, due 2026 at 5.25%	340,262	372,754	339,697	354,772
Senior Unsecured Notes, due 2027 at 4.95%	392,759	417,712	—	—
Convertible Unsecured Senior Notes, due 2027 at 3.8%	—	—	8,478	8,599
Total financial liabilities	$3,162,275	$3,345,967	$2,574,386	$2,652,653

(1)	Carrying value includes unamortized discounts and premiums and certain issuance costs.
At June 30, 2017 and December 31, 2016, we estimated the fair values of our senior notes using an average of the bid and ask price of our then outstanding issuances of senior notes (Level 2 inputs).  We estimated the fair value of our convertible senior notes at December 31, 2016 using discounted cash flow analyses and currently prevailing market interest rates (Level 3 inputs) because no market quotes or other observable inputs for these notes were available at December 31, 2016.

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
Management agreements and leases.  At June 30, 2017, we owned 310 hotels operated under nine agreements; 307 of these hotels are leased by us to our wholly owned TRSs and managed by hotel operating companies and three are leased to hotel operating companies.  At June 30, 2017, our 199 owned travel centers are leased to TA under five agreements. Our condensed consolidated statements of comprehensive income include operating revenues and expenses of our managed hotels and rental income from our leased hotels and travel centers.
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
Hotel operations. During the three and six months ended June 30, 2017, the U.S. hotel industry generally realized increases in occupancy, average daily rate, or ADR, and revenue per available room, or RevPAR, compared to the same periods in 2016.  During the three and six months ended June 30, 2017, our comparable hotels that we owned continuously since April 1, 2016 and January 1, 2016, respectively, produced aggregate year over year declines in occupancy and aggregate increases in ADR below the industry generally as well as decreases in RevPAR in the three months ended June 30, 2017 and increases in RevPAR below the industry generally in the six months ended June 30, 2017. We believe these results are, in part, due to the disruption and displacement at certain of our hotels undergoing renovations, increased competition from new hotel room supply in certain markets and decreased business activity in areas where some of our hotels are located.
For the three months ended June 30, 2017 compared to the same period in 2016 for our 305 comparable hotels that we owned continuously since April 1, 2016: ADR increased 0.8% to $127.78; occupancy decreased 0.9 percentage points to 79.8%; and RevPAR decreased 0.3% to $101.97.
For the three months ended June 30, 2017 compared to the same period in 2016 for all our 310 hotels: ADR increased 0.8% to $129.55; occupancy decreased 0.8 percentage points to 79.8%; and RevPAR decreased 0.2% to $103.38.
For the six months ended June 30, 2017 compared to the same period in 2016 for our 302 comparable hotels that we owned continuously since January 1, 2016: ADR increased 0.9% to $126.29; occupancy decreased 0.4 percentage points to 75.7%; and RevPAR increased 0.3% to $95.60.
For the six months ended June 30, 2017 compared to the same period in 2016 for all our 310 hotels: ADR increased 0.8% to $127.78; occupancy decreased 0.3 percentage points to 75.5%; and RevPAR increased 0.4% to $96.47.
Additional details of our hotel operating agreements and agreements with TA are set forth in Notes 8 and 10 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the table and notes thereto on pages 32 through 35 below.

Results of Operations (dollar amounts in thousands, except share amounts)
Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

	For the Three Months Ended June 30,
			Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$488,477	$471,910	$16,567	3.5%
Rental income - hotels	8,355	8,326	29	0.3%
Rental income - travel centers	72,616	68,967	3,649	5.3%
Total rental income	80,971	77,293	3,678	4.8%
FF&E reserve income	1,155	1,096	59	5.4%

Expenses:
Hotel operating expenses	339,549	324,922	14,627	4.5%
Depreciation and amortization - hotels	59,403	56,004	3,399	6.1%
Depreciation and amortization - travel centers	35,752	32,778	2,974	9.1%
Total depreciation and amortization	95,155	88,782	6,373	7.2%
General and administrative	30,347	37,365	(7,018)	(18.8)%
Acquisition related costs	—	117	(117)	(100.0)%

Operating income	105,552	99,113	6,439	6.5%

Dividend income	626	749	(123)	(16.4)%
Interest income	122	40	82	205.0%
Interest expense	(45,189)	(41,698)	(3,491)	8.4%
Income before income taxes and equity earnings of an investee	61,111	58,204	2,907	5.0%
Income tax expense	(786)	(2,160)	1,374	(63.6)%
Equity in earnings of an investee	374	17	357	2,100.0%
Net income	60,699	56,061	4,638	8.3%
Preferred distributions	—	(5,166)	5,166	(100.0)%
Net income available for common shareholders	$60,699	$50,895	$9,804	19.3%

Weighted average shares outstanding (basic)	164,123	151,408	12,715	8.4%
Weighted average shares outstanding (diluted)	164,165	151,442	12,723	8.4%

Net income available for common shareholders per common share (basic and diluted)	$0.37	$0.34	$0.03	8.8%

References to changes in the income and expense categories below relate to the comparison of condensed consolidated results for the three months ended June 30, 2017, compared to the three months ended June 30, 2016.
Hotel operating revenues. The increase in hotel operating revenues is a result of the effect of our hotel acquisitions since April 1, 2016 ($16,986) and increased revenues at certain of our managed hotels due to increases in ADR and higher occupancies ($16,927), partially offset by decreased revenues at certain of our managed hotels primarily as a result of lower occupancies compared to the 2016 period ($14,889) and decreased revenues at certain hotels undergoing renovations during all or part of the 2017 period resulting in lower occupancies ($2,457).  Additional operating statistics of our hotels are included in the table on page 36.
Rental income - hotels. The increase in rental income - hotels is a result of contractual rent increases under certain of our hotel leases and increases in the minimum rents due to us as we funded improvements at certain of our leased hotels since April 1, 2016.  Rental income - hotels for the 2017 and 2016 periods includes $106 and $108, respectively, of adjustments to record rent on a straight line basis.

Rental income - travel centers. The increase in rental income - travel centers is a result of increases in the minimum rents due to us for improvements we purchased at certain of our travel centers since April 1, 2016 ($2,554) and for our travel center acquisitions since April 1, 2016 ($1,673), partially offset by a decrease in straight line rent adjustments related to previously deferred rent amounts under our TA leases ($578). Rental income - travel centers for the 2017 and 2016 periods includes $3,007 and $3,585, respectively, of adjustments necessary to record scheduled rent increases under our TA leases, the deferred rent obligations payable to us under our TA leases and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks on a straight line basis.
FF&E Reserve income. FF&E reserve income represents amounts paid by certain of our hotel tenants into restricted accounts owned by us to accumulate funds for future capital expenditures. The terms of our hotel leases require these amounts to be calculated as a percentage of total sales at our hotels. We do not report the amounts, if any, which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income. The increase in FF&E reserve income is the result of increased sales at certain of our leased hotels in the 2017 period.

Hotel operating expenses. The increase in hotel operating expenses is a result of our hotel acquisitions since April 1, 2016 ($17,110) and an increase in wage and benefit costs, sales and marketing expenses and other operating costs at certain of our managed hotels resulting primarily from higher occupancies ($1,915), partially offset by operating expense decreases at certain managed hotels undergoing renovations during the 2017 period resulting in lower occupancies ($2,489) and a decrease in the amount of guaranty and security deposit replenishments under certain of our hotel management agreements ($1,909). Certain guarantees and security deposits which have been applied to past payment deficits may be replenished from a share of subsequent cash flows from the applicable hotel operations pursuant to the terms of the respective operating agreements.  When our guarantees and our security deposits are replenished by cash flows from hotel operations, we reflect such replenishments in our condensed consolidated statements of comprehensive income as an increase to hotel operating expenses.
Depreciation and amortization - hotels. The increase in depreciation and amortization - hotels is primarily due to the depreciation and amortization of improvements acquired with funds from our FF&E reserves or directly funded by us since April 1, 2016 ($3,827) and the effect of our hotel acquisitions since April 1, 2016 ($1,491), partially offset by certain of our depreciable assets becoming fully depreciated since April 1, 2016 ($1,919).
Depreciation and amortization - travel centers. The increase in depreciation and amortization - travel centers is due to the depreciation and amortization of travel center improvements we purchased since April 1, 2016 ($2,483) and the effect of our travel center acquisitions since April 1, 2016 ($547), partially offset by certain of our depreciable assets becoming fully depreciated since April 1, 2016 ($56).
General and administrative. The decrease in general and administrative costs is primarily due to a decrease in business management fees as a result of lower estimated incentive fees recognized in the 2017 period.
Acquisition related costs. Acquisition related costs represent legal and other costs incurred in connection with our acquisition activities. Acquisition costs incurred during the 2017 period have been capitalized pursuant to a change in GAAP for purchase accounting.
Operating income. The increase in operating income is primarily due to the revenue and expense changes discussed above during the 2017 period compared to the 2016 period.
Dividend income. Dividend income represents the dividends we received from our investment in RMR Inc.
Interest income. The increase in interest income is due to higher average cash balances and interest rates during the 2017 period.
Interest expense. The increase in interest expense is due to higher average outstanding borrowings and a higher weighted average interest rate in the 2017 period.
Income tax expense. We recognized lower foreign taxes during the 2017 period primarily due to a decrease in the amount of foreign sourced income subject to income taxes.
Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of the earnings of AIC.
Preferred distributions. The decrease in preferred distributions is the result of the redemption of all of our outstanding 7.125% Series D cumulative redeemable preferred shares in February 2017.

Net income and net income available for common shareholders. The increase in net income, net income available for common shareholders and net income available for common shareholders per common share (basic and diluted) in the 2017 period compared to the 2016 period is primarily due to the revenue and expense changes discussed above. The percentage decrease in net income available for common shareholders per common share (basic and diluted) is higher primarily as a result of the higher number of weighted average common shares outstanding (basic and diluted) for the 2017 period due to our issuance of common shares pursuant to a public offering in August 2016.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

	For the Six Months Ended June 30,
			Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$896,064	$868,413	$27,651	3.2%
Rental income - hotels	16,618	16,468	150	0.9%
Rental income - travel centers	144,141	137,084	7,057	5.1%
Total rental income	160,759	153,552	7,207	4.7%
FF&E reserve income	2,382	2,452	(70)	(2.9)%

Expenses:
Hotel operating expenses	622,272	601,227	21,045	3.5%
Depreciation and amortization - hotels	117,506	111,088	6,418	5.8%
Depreciation and amortization - travel centers	71,100	64,965	6,135	9.4%
Total depreciation and amortization	188,606	176,053	12,553	7.1%
General and administrative	62,693	53,388	9,305	17.4%
Acquisition related costs	—	729	(729)	(100.0)%

Operating income	185,634	193,020	(7,386)	(3.8)%

Dividend income	1,252	749	503	67.2%
Interest income	379	138	241	174.6%
Interest expense	(88,755)	(83,284)	(5,471)	6.6%
Loss on early extinguishment of debt	—	(70)	70	(100.0)%
Income before income taxes and equity earnings of an investee	98,510	110,553	(12,043)	(10.9)%
Income tax expense	(1,142)	(2,535)	1,393	(55.0)%
Equity in earnings of an investee	502	94	408	434.0%
Net income	97,870	108,112	(10,242)	(9.5)%
Preferred distributions	(1,435)	(10,332)	8,897	86.1%
Excess of liquidation preference over carrying value of preferred shares redeemed	(9,893)	—	(9,893)	n/m
Net income available for common shareholders	$86,542	$97,780	$(11,238)	(11.5)%

Weighted average shares outstanding (basic)	164,121	151,405	12,716	8.4%
Weighted average shares outstanding (diluted)	164,157	151,428	12,729	8.4%

Net income available for common shareholders per common share (basic and diluted)	$0.53	$0.65	$(0.12)	(18.5)%

References to changes in the income and expense categories below relate to the comparison of condensed consolidated results for the six months ended June 30, 2017, compared to the six months ended June 30, 2016.
Hotel operating revenues. The increase in hotel operating revenues is a result of the effect of our hotel acquisitions since January 1, 2016 ($28,515) and increased revenues at certain of our managed hotels due to increases in ADR and higher occupancies ($25,777), partially offset by decreased revenues at certain of our managed hotels primarily as a result of lower occupancies compared to the 2016 period ($21,122) and decreased revenues at certain hotels undergoing renovations during all or part of the 2017 period resulting in lower occupancies ($5,519).  Additional operating statistics of our hotels are included in the table on page 36.
Rental income - hotels. The increase in rental income - hotels is a result of contractual rent increases under certain of our hotel leases and increases in the minimum rents due to us as we funded improvements at certain of our leased hotels since

January 1, 2016.  Rental income - hotels for the 2017 and 2016 periods includes $202 and $216, respectively, of adjustments to record rent on a straight line basis.
Rental income - travel centers. The increase in rental income - travel centers is a result of increases in the minimum rents due to us for improvements we purchased at certain of our travel centers since January 1, 2016 ($4,932) and for our travel center acquisitions since January 1, 2016 ($3,435), partially offset by a decrease in straight line rent adjustments related to previously deferred rent amounts under our TA leases ($1,310). Rental income - travel centers for the 2017 and 2016 periods includes $5,919 and $7,229, respectively, of adjustments necessary to record scheduled rent increases under our TA leases, the deferred rent obligations payable to us under our TA leases and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks on a straight line basis.
FF&E Reserve income. The decrease in FF&E reserve income is the result of decreased sales at certain of our leased hotels in the 2017 period.

Hotel operating expenses. The increase in hotel operating expenses is a result of our hotel acquisitions since January 1, 2016 ($28,866) and an increase in wage and benefit costs, sales and marketing expenses and other operating costs at certain of our managed hotels resulting primarily from higher occupancies ($2,973), partially offset by operating expense decreases at certain managed hotels undergoing renovations during the 2017 period resulting in lower occupancies ($5,581) and a decrease in the amount of guaranty and security deposit replenishments under certain of our hotel management agreements ($5,213).
Depreciation and amortization - hotels. The increase in depreciation and amortization - hotels is primarily due to the depreciation and amortization of improvements acquired with funds from our FF&E reserves or directly funded by us since January 1, 2016 ($6,294) and the effect of our hotel acquisitions since January 1, 2016 ($3,918), partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2016 ($3,794).
Depreciation and amortization - travel centers. The increase in depreciation and amortization - travel centers is due to the depreciation and amortization of travel center improvements we purchased since January 1, 2016 ($4,987) and the effect of our travel center acquisitions since January 1, 2016 ($1,228), partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2016 ($80).
General and administrative. The increase in general and administrative costs is primarily due to an increase in estimated business management incentive fees.
Acquisition related costs. Acquisition related costs represent legal and other costs incurred in connection with our acquisition activities. Acquisition costs incurred during the 2017 period have been capitalized pursuant to a change in GAAP for purchase accounting.
Operating income. The decrease in operating income is primarily due to the revenue and expense changes discussed above during the 2017 period compared to the 2016 period.
Dividend income. Dividend income represents the dividends we received from our investment in RMR Inc.
Interest income. The increase in interest income is due to higher average cash balances and interest rates during the 2017 period.
Interest expense. The increase in interest expense is due to higher average outstanding borrowings and a higher weighted average interest rate in the 2017 period.
Loss on early extinguishment of debt. We recorded a $70 loss on early extinguishment of debt in the 2016 period in connection with our redemption of certain senior notes.
Income tax expense. We recognized lower foreign taxes during the 2017 period primarily due to a decrease in the amount of foreign sourced income subject to income taxes.
Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of the earnings of AIC.
Preferred distributions. The decrease in preferred distributions is the result of the redemption of all of our outstanding 7.125% Series D cumulative redeemable preferred shares in February 2017.

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
Net income and net income available for common shareholders. The decrease in net income, net income available for common shareholders and net income available for common shareholders per common share (basic and diluted) in the 2017 period compared to the 2016 period is primarily due to the revenue and expense changes discussed above. The percentage decrease in net income available for common shareholders per common share (basic and diluted) is higher primarily as a result of the higher number of weighted average common shares outstanding (basic and diluted) for the 2017 period due to our issuance of common shares pursuant to a public offering in August 2016.
Liquidity and Capital Resources (dollar amounts in thousands, except share amounts)
Our Managers and Tenants
As of June 30, 2017, 308 of our hotels (including one leased hotel) are included in seven combination portfolio agreements and two of our hotels are not included in a portfolio and were leased to hotel operating companies. Our 199 travel centers are leased under five portfolio agreements. All costs of operating and maintaining our properties are paid by the hotel managers as agents for us or by our tenants for their own account. Our hotel managers and tenants derive their funding for property operating expenses and for returns and rents due to us generally from property operating revenues and, to the extent that these parties themselves fund our minimum returns and rents, from their separate resources. Our hotel managers and tenants include Marriott, InterContinental, Sonesta, Wyndham, Hyatt, Carlson and Morgans. Our travel centers are leased to TA.
We define coverage for each of our hotel management agreements or leases as total property level revenues minus all property level expenses and FF&E reserve escrows which are not subordinated to the minimum returns and rents due to us divided by the minimum returns or rents due to us. More detail regarding coverage, guarantees and other features of our hotel operating agreements is presented in the tables and related notes on pages 32 through 35. For the twelve months ended June 30, 2017, four of our nine hotel operating agreements, representing 18% of our total annual minimum returns and minimum rents, generated coverage of less than 1.0x (with a range among those four hotel operating agreements of 0.72x to 0.90x).
We define coverage for our travel center leases as property level revenues minus all property level expenses divided by the minimum rents due to us.  For the twelve months ended June 30, 2017, the operating results from our 199 properties in our five travel center leases generated combined coverage of 1.52x. Because a large percentage of TA’s business is conducted at properties leased from us, property level rent coverage may not be an appropriate way to evaluate TA’s ability to pay rents due to us. We believe property level rent coverage is nonetheless one useful indicator of the performance and value of our properties as we believe it is what an operator interested in acquiring these properties or the leaseholds might use to evaluate the contribution of these properties to its earnings before corporate level expenses.
Four hundred twenty (420) of our properties, representing 79% of our aggregate annual minimum returns and rents as of June 30, 2017, are operated under 11 management arrangements or leases which are subject to full or limited guarantees or are secured by a security deposit which we control. These guarantees may provide us with continued payments if the property level cash flows fail to equal or exceed guaranteed amounts due to us. Some of our managers and tenants, or their affiliates, may also supplement cash flows from our properties in order to make payments to us and preserve their rights to continue operating our properties even if they are not required to do so by guarantees or security deposits. Guarantee payments, security deposit applications or supplemental payments to us, if any, made under any of our management agreements or leases do not subject us to repayment obligations, but, under some of our agreements, the manager or tenant may recover these guarantee or supplemental payments and the security deposits may be replenished from subsequent cash flows from our properties after our future minimum returns and rents are paid.
When cash flows from our hotels under certain of our agreements are less than the minimum returns or rents contractually due to us, we have utilized the applicable security features in our agreements to cover some of these shortfalls. However, several of the guarantees and all the security deposits we hold are for limited amounts, are for limited durations and may be exhausted or expire, especially if our hotel renovation and rebranding activities do not result in improved operating results at these hotels. Accordingly, the effectiveness of our various security features to provide uninterrupted payments to us is not assured. If any of our hotel managers, tenants or guarantors default in their payment obligations to us, our cash flows will decline and we may become unable to continue to pay distributions to our shareholders or the amount of the distributions may decline. Wyndham's guarantee of the minimum returns due from our hotels which are managed by Wyndham was depleted to pay minimum returns due for the six months ended June 30, 2017. We do not know whether Wyndham will continue to pay the minimum returns due to us despite the depleted guarantee or if Wyndham will default on its payments.

We lease The Clift Hotel in San Francisco, CA to a subsidiary of Morgans. This lease is scheduled to expire in 2103 and requires annual rent to us of $7,595, which amount is scheduled to increase on October 14, 2019 and every five years thereafter based upon consumer price index increases of no less than 10% and no more than 20% at the time of each increase. Although the terms of this lease might have qualified this lease as a direct financing lease under GAAP, we recognize the rental income we receive from Morgans on a cash basis because of uncertainty regarding our collection of future rent increases. In December 2016, we notified Morgans that the closing of its merger with SBE without our consent was a breach of its lease obligations and shortly thereafter we commenced an unlawful detainer action in the California state courts to compel Morgans and SBE to surrender possession of this hotel to us. We are pursuing this litigation and are in discussions with Morgans and SBE regarding this hotel. The outcome of this pending litigation and our discussions with Morgans and SBE is not assured, but we believe Morgans may surrender to us possession of this hotel or that the court will determine that Morgans and SBE have breached the lease. We also believe that this hotel may require substantial capital investment to remain competitive in its market. The continuation of our dispute with Morgans and SBE is causing us to incur legal fees. Despite the continuation of this dispute, Morgans has paid the rents due to us through August 8, 2017; however, we believe that we may suffer some loss of future rent from this hotel, at least until this hotel is renovated and operations improve.

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
Changes in our cash flows for the six months ended June 30, 2017 compared to the same period in 2016 were as follows: (1) cash flows provided by operating activities increased from $231,495 in 2016 to $255,875 in 2017; (2) cash used in investing activities increased from $284,941 in 2016 to $423,040 in 2017; and (3) cash flows provided by financing activities increased from $60,111 in 2016 to $205,939 in 2017.
The increase in cash flows provided by operating activities for the six months ended June 30, 2017 as compared to the prior year period is primarily due to a decrease in incentive management fees paid to RMR LLC, an increase in the minimum returns and rents paid to us due to our funding of improvements to our properties, our acquisitions and an increase in security deposits received or replenished, partially offset by higher interest payments. The increase in cash used in investing activities for the six months ended June 30, 2017 as compared to the prior year period is primarily due to our increased real estate acquisitions in the 2017 period, partially offset by a decrease in capital improvement fundings in the 2017 period. The increase in cash flows provided by financing activities for the six months ended June 30, 2017 as compared to the prior year period is primarily due to higher net borrowings in the 2017 period compared to the prior year period, partially offset by the redemption of our 7.125% Series D cumulative redeemable preferred shares and an increase in our distributions to common shareholders in the 2017 period.
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
Our Investment and Financing Liquidity and Capital Resources
Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the six months ended June 30, 2017, our hotel managers and tenants deposited $35,175 to these accounts and spent $39,877 from the FF&E reserve escrow accounts to renovate and refurbish our hotels.  As of June 30, 2017, there was $58,911 on deposit in these escrow accounts, which was held directly by us and is reflected in our condensed consolidated balance sheets as restricted cash.
Our hotel operating agreements generally provide that, if necessary, we may provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. To the extent we make such additional fundings, our annual minimum returns or rents generally increase by a percentage of the amount we fund. During the six months ended June 30, 2017, we funded $14,907 for capital improvements in excess of FF&E reserve fundings available from hotel operations to our hotels as follows:

•
During the six months ended June 30, 2017, we funded $3,157 for capital improvements to hotels under our Marriott No. 1 agreement using cash on hand and borrowings under our revolving credit facility. We currently expect to fund $967 for capital improvements under this agreement during the remainder of 2017 using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the annual minimum returns payable to us increase.

•
We did not fund any capital improvements to hotels under our Marriott No. 234 agreement during the six months ended June 30, 2017. We currently expect to fund $5,000 for capital improvements under this agreement during the remainder of 2017 using cash on hand or borrowings under our revolving credit facility.  As we fund these improvements, the annual minimum returns payable to us increase.

•
We did not fund any capital improvements to hotels under our InterContinental agreement during the six months ended June 30, 2017. We currently expect to fund $12,751 for capital improvements under this agreement during the remainder of 2017 using cash on hand or borrowings under our revolving credit facility.  As we fund these improvements, the annual minimum returns payable to us increase.

•
Our Sonesta agreement does not require FF&E escrow deposits. Under our Sonesta agreement, we are required to fund capital expenditures made at our hotels. During the six months ended June 30, 2017, we funded $6,833 for capital improvements to hotels included in our Sonesta agreement using cash on hand and borrowings under our revolving credit facility.  We currently expect to fund $18,618 for renovations and other capital improvements under this agreement during the remainder of 2017 and $30,700 during 2018 using cash on hand or borrowings under our revolving credit facility. If and as we acquire the hotels that we expect to add to our Sonesta agreement as described in Note 7, we expect to fund $54,000 for renovations at these hotels during 2017 and 2018. As we fund these improvements, the annual minimum returns payable to us increase to the extent amounts funded exceed threshold amounts, as defined in our Sonesta agreement.

•
Our Wyndham agreement requires FF&E escrow deposits only if there are excess cash flows after payment of our minimum returns.  No FF&E escrow deposits were required during the six months ended June 30, 2017.  During the six months ended June 30, 2017, we funded $4,917 for capital improvements to hotels included in our Wyndham agreement using cash on hand and borrowings under our revolving credit facility.  We currently expect to fund $2,000 for capital improvements under this agreement during the remainder of 2017 using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the annual minimum returns payable to us increase.

•
Pursuant to an agreement we entered into with Carlson in June 2017, we agreed to fund up to $35,000 for renovations at certain hotels under our Carlson agreement. The amount and timing of renovations under this agreement have not yet been determined. As we fund these improvements, the annual minimum returns payable to us will increase.

Our travel center leases with TA do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components. Under all of our TA leases, TA may request that we purchase qualifying capital improvements to the leased facilities in return for minimum rent increases.  We funded $50,403 for purchases of capital improvements under these lease provisions during the six months ended June 30, 2017. We currently expect to fund approximately $32,900 for the purchase of capital improvements under these agreements during the remainder of 2017 using cash on hand or borrowings under our revolving credit facility.  TA is not obligated to request us, and we are not obligated, to purchase any such improvements.
On January 13, 2017, we issued $600,000 aggregate principal amount of senior notes in underwritten public offerings, which included $200,000 aggregate principal amount of 4.500% senior notes due 2023 and $400,000 aggregate principal amount 4.950% senior notes due 2027.  Net proceeds from these offerings were $593,228 after discounts, premiums and expenses and were used to repay amounts outstanding under our revolving credit facility, to redeem all of our outstanding 7.125% Series D cumulative redeemable preferred shares in February 2017 and for general business purposes, including acquisitions.

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

On February 21, 2017, we paid a regular quarterly distribution to our common shareholders of record on January 23, 2017 of $0.51 per share, or $83,777. We funded this distribution using cash on hand and borrowings under our revolving credit facility. On May 18, 2017, we paid a regular quarterly distribution to our common shareholders of record on April 21, 2017 of $0.52 per share, or $85,419. We funded this distribution using cash on hand and borrowings under our revolving credit facility. On July 12, 2017, we declared a regular quarterly distribution payable to our common shareholders of record on July 24, 2017 of $0.52 per share, or $85,427. We expect to pay this amount on or about August 17, 2017 using cash on hand and borrowings under our revolving credit facility.

On March 15, 2017, we repurchased at par plus accrued and unpaid interest $8,431 of the outstanding principal amount of our 3.80% convertible senior notes due 2027 which were tendered by the holders of these notes for repurchase by us using cash on hand. On April 24, 2017, we redeemed at par plus accrued and unpaid interest the remaining $47 of the outstanding principal amount of these notes.
On March 31, 2017, we acquired the 121 room Hotel Alexis in Seattle, WA for a purchase price of $71,625, excluding capitalized acquisition costs of $169, using cash on hand and borrowings under our revolving credit facility.
On May 3, 2017, we acquired a travel center located in Columbia, SC for a purchase price of $27,602, excluding capitalized acquisition costs of $2, using cash on hand and borrowings under our revolving credit facility.

On June 2, 2017, we acquired the 389 room Chase Park Plaza Hotel located in St. Louis, MO for a purchase price of $87,614, excluding capitalized acquisition costs of $441, using cash on hand and borrowings under our revolving credit facility.

On June 29, 2017, we acquired the 495 room Crowne Plaza Ravinia hotel located in Atlanta, GA for a purchase price of $88,604, excluding capitalized acquisition costs of $136, using cash on hand and borrowings under our revolving credit facility.

On July 11, 2017, we entered into an agreement to sell our 143 room Country Inn & Suites located in Naperville, IL for $6,600, excluding closing costs. We currently expect to complete this sale during the third quarter of 2017. Net proceeds from the sale are expected to be used to fund capital improvements at certain hotels under our Carlson agreement as described below.

On July 24, 2017, we entered into an agreement to acquire 14 extended stay hotels with 1,653 suites located in 12 states for a purchase price of $138,000, excluding acquisition related costs. We currently expect to fund $54,000 for renovations and other capital improvements at these hotels. We currently expect to complete this acquisition during the third quarter of 2017 and fund renovations and other capital improvements using cash on hand and borrowings under our revolving credit facility.

On July 26, 2017, we entered into an agreement to acquire the 300 room Crowne Plaza hotel in Charlotte, NC for a purchase price of $44,000, excluding acquisition related costs. We currently expect to complete this acquisition during the third quarter of 2017 using cash on hand and borrowings under our revolving credit facility.

On August 1, 2017, we acquired the 419 room Crowne Plaza & Lofts hotel in Columbus, OH for a purchase price of $48,990, excluding acquisition related costs, using cash on hand and borrowings under our revolving credit facility.

Also on August 1, 2017, we sold our Radisson branded hotel located in Chandler, AZ for a sale price of $9,500. Net proceeds from the sale are expected to be used to fund capital improvements at certain hotels under our Carlson agreement as described below.

Our pending acquisitions and disposition are subject to conditions; accordingly, we cannot be sure that we will complete these transactions or that these transactions will not be delayed or the terms of these transactions will not change.

In order to fund acquisitions and to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $1,000,000 revolving credit facility. The maturity date of our revolving credit facility is July 15, 2018 and, subject to our payment of an extension fee and meeting other conditions, we have an option to extend the stated maturity date of our revolving credit facility by one year to July 15, 2019. We are required to pay interest at a rate of LIBOR plus a premium, which was 110 basis points per annum at June 30, 2017, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 20 basis points per annum at June 30, 2017. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of June 30, 2017, the annual interest rate payable on borrowings under our revolving credit facility was 2.33%. As of June 30, 2017 and August 8, 2017, we had $278,000 and $251,000, respectively, outstanding and $722,000 and $749,000, respectively, available to borrow under our revolving credit facility.

Our revolving credit facility is governed by a credit agreement with a syndicate of institutional lenders, which also governs our term loan. Our $400,000 term loan, which matures on April 15, 2019, is prepayable without penalty at any time. We are required to pay interest at LIBOR plus a premium, which was 120 basis points per annum at June 30, 2017, on the amount outstanding under our $400,000 term loan.  The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of June 30, 2017, the annual interest rate for the amount outstanding under our $400,000 term loan was 2.25%.
Our credit agreement also includes a feature under which the maximum borrowing availability may be increased up to $2,300,000 on a combined basis in certain circumstances.
Our term debt maturities (other than our revolving credit facility and term loan) as of June 30, 2017 were as follows: $350,000 in 2018, $400,000 in 2021, $500,000 in 2022, $500,000 in 2023, $350,000 in 2024, $350,000 in 2025, $350,000 in 2026 and $400,000 in 2027.
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
Our ability to obtain, and the costs of, any future debt financings will depend primarily on credit market conditions and our then creditworthiness. We have no control over market conditions. Potential lenders in future debt transactions will evaluate our credit worthiness and our ability to fund required debt service and repay principal balances when they become due by reviewing our results of operations, financial condition, business practices and plans to balance our use of debt and equity capital so that our financial profile and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity market conditions and our ability to operate our business to maintain and grow our operating cash flows and pay distributions to shareholders. We intend to conduct our business in a manner which will afford us reasonable access to capital for investment and financing activities, but we cannot be sure that we will be able to successfully carry out this intention.

Off Balance Sheet Arrangements
As of June 30, 2017, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants

Our debt obligations at June 30, 2017 consist of outstanding borrowings under our $1,000,000 revolving credit facility, our $400,000 term loan and $3,200,000 of publicly issued term debt and convertible notes. Our publicly issued term debt and convertible notes are governed by two indentures and related supplements. These indentures and related supplements and our credit agreement contain a number of covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, and require us to maintain various financial ratios and our credit agreement restricts our ability to make distributions under certain circumstances. Our credit agreement provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR LLC ceasing to act as our business manager.  As of June 30, 2017, we believe we were in compliance with all of the covenants under our indentures and their supplements and our credit agreement.
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
Management Agreements, Leases and Operating Statistics (dollar amounts in thousands)
As of June 30, 2017, 308 of our hotels are included in seven portfolio agreements and two hotels are not included in a portfolio and are leased. Our hotels are managed by or leased to separate affiliates of Marriott, InterContinental, Sonesta, Wyndham, Hyatt, Carlson and Morgans under nine agreements. Our 199 travel centers are leased to and operated by TA under five portfolio agreements.
The table and related notes below through page 36 summarize significant terms of our leases and management agreements as of June 30, 2017. These tables also include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include coverage of our minimum returns or minimum rents and occupancy, ADR and RevPAR for our hotel properties. We consider these statistics and the management agreement or lease security features also presented in the tables and related notes on the following pages to be important measures of our managers’ and tenants’ success in operating our properties and their ability to continue to pay us.  However, none of this third party reported information is a direct measure of our financial performance and we have not independently verified the operating data.

					Rent / Return Coverage (3)
		Number of		Annual	Three Months Ended		Twelve Months Ended
Operating Agreement	Number of	Rooms /		Minimum	June 30,		June 30,
Reference Name	Properties	Suites	Investment (1)	Return/Rent (2)	2017	2016	2017	2016
Marriott (No. 1) (4)	53	7,610	$694,455	$68,952	1.51x	1.72x	1.28x	1.38x
Marriott (No. 234) (5)	68	9,120	1,001,389	106,360	1.30x	1.33x	1.12x	1.13x
Marriott (No. 5) (6)	1	356	90,078	10,159	0.76x	0.48x	0.80x	0.62x
Subtotal / Average Marriott	122	17,086	1,785,922	185,471	1.35x	1.43x	1.16x	1.19x
InterContinental (7)	97	15,518	1,941,973	181,485	1.30x	1.37x	1.18x	1.20x
Sonesta (8)	35	6,718	1,291,380	97,134	1.05x	1.10x	0.72x	0.70x
Wyndham (9)	22	3,579	391,675	28,798	1.19x	1.38x	0.83x	0.92x
Hyatt (10)	22	2,724	301,942	22,037	1.37x	1.45x	1.13x	1.18x
Carlson (11)	11	2,090	209,895	12,920	1.53x	1.48x	1.35x	1.23x
Morgans (12)	1	372	120,000	7,595	0.47x	1.07x	0.90x	1.20x
Subtotal / Average Hotels	310	48,087	6,042,787	535,440	1.26x	1.34x	1.07x	1.09x
TA (No. 1) (13)	40	N/A	671,647	52,305	1.69x	1.71x	1.60x	1.65x
TA (No. 2) (14)	40	N/A	673,828	53,067	1.61x	1.57x	1.51x	1.53x
TA (No. 3) (15)	39	N/A	629,741	53,472	1.61x	1.63x	1.52x	1.55x
TA (No. 4) (16)	40	N/A	602,751	53,062	1.53x	1.60x	1.45x	1.56x
TA (No. 5) (17)	40	N/A	877,618	68,841	1.64x	1.66x	1.54x	1.59x
Subtotal / Average TA	199	N/A	3,455,585	280,747	1.62x	1.64x	1.52x	1.58x
Total / Average	509	48,087	$9,498,372	$816,187	1.38x	1.44x	1.22x	1.25x

(1)
Represents the historical cost of our properties plus capital improvements funded by us less impairment writedowns, if any, and excludes capital improvements made from FF&E reserves funded from hotel operations which do not result in increases in minimum returns or rents.

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

We have no security deposit or guaranty from Marriott for these 53 hotels.  Accordingly, payment by Marriott of the minimum return due to us under this management agreement is limited to the hotels' available cash flows after payment of operating expenses and funding of the FF&E reserve.  In addition to our minimum return, this agreement provides for payment to us of 50% of available cash flows after payment of hotel operating expenses, funding of the required FF&E reserve, payment of our minimum return and payment of certain management fees.

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

We originally held a security deposit of $64,700 under this agreement to cover payment shortfalls of our minimum return.  As of June 30, 2017, the available balance of this security deposit was $22,346.  This security deposit may be replenished from a share of future cash flows from these hotels in excess of our minimum return and certain management fees.  Marriott has also provided us with a $40,000 limited guaranty to cover payment shortfalls up to 90% of our minimum return after the available security deposit balance has been depleted, which expires in 2019.  As of June 30, 2017, the available Marriott guaranty was $30,672.
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

(7)
We lease our 96 InterContinental branded hotels (19 Staybridge Suites®, 61 Candlewood Suites®, two InterContinental®, eight Crowne Plaza®, three Holiday Inn® and three Kimpton® Hotels & Restaurants) in 28 states in the U.S. and Ontario, Canada to one of our TRSs.  These 96 hotels are managed by subsidiaries of InterContinental under a combination management agreement.  We lease one additional InterContinental® branded hotel in Puerto Rico to a subsidiary of InterContinental. The annual minimum return amount presented in the table on page 32 includes $7,904 of minimum rent related to the leased Puerto Rico hotel.  The management agreement and the lease expire in 2036; InterContinental has two renewal options for 15 years each for all, but not less than all, of the hotels.

As of June 30, 2017, we held a security deposit of $98,303 under this agreement to cover payment shortfalls of our minimum return.  This security deposit may be replenished and increased up to $100,000 from future cash flows from these hotels in excess of our minimum return and certain management fees. Under this agreement, InterContinental is required to maintain a minimum security deposit of $37,000.
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

(8)
We lease our 35 Sonesta branded hotels (five Royal Sonesta Hotels®, five Sonesta Hotels & Resorts® and 25 Sonesta ES Suites® hotels) in 19 states to one of our TRSs.  The hotels are managed by Sonesta under a combination management agreement which expires in 2037; Sonesta has two renewal options for 15 years each for all, but not less than all, of the hotels.

We have no security deposit or guaranty from Sonesta.  Accordingly, payment by Sonesta of the minimum return due to us under this management agreement is limited to the hotels' available cash flows after the payment of operating expenses, including certain management fees, and we are financially responsible for operating cash flow deficits, if any.
In addition to our minimum return, this management agreement provides for payment to us of 80% of available cash flows after payment of hotel operating expenses, management fees to Sonesta, our minimum return, an imputed FF&E reserve to us and reimbursement of operating loss or working capital advances, if any.

(9)
We lease our 22 Wyndham branded hotels (six Wyndham Hotels and Resorts® and 16 Hawthorn Suites® hotels) in 14 states to one of our TRSs.  The hotels are managed by a subsidiary of Wyndham under a combination management agreement which expires in 2038; Wyndham has two renewal options for 15 years each for all, but not less than all, of the hotels.  We also lease 48 vacation units in one of the managed hotels to Wyndham Vacation under a lease that expires in 2037; Wyndham Vacation has two renewal options for 15 years each for all, but not less than all, of the vacation units.  The lease is guaranteed by Wyndham and provides for rent increases of 3% per annum. The annual minimum return amount presented in the table on page 32 includes $1,407 of minimum rent related to the Wyndham Vacation lease.

We have a guaranty of $35,656 under this agreement to cover payment shortfalls of our minimum return, subject to an annual payment limit of $17,828. This guaranty expires in 2020. As of June 30, 2017, the Wyndham guaranty had been depleted. This guaranty may be replenished from future cash flows from these hotels in excess of our minimum return.
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

We originally had a guaranty of $50,000 under this agreement to cover payment shortfalls of our minimum return.  As of June 30, 2017, the available Hyatt guaranty was $20,901.  The guaranty is limited in amount but does not expire in time and may be replenished from a share of future cash flows from the hotels in excess of our minimum return.
In addition to our minimum return, this management agreement provides for payment to us of 50% of available cash flows after payment of operating expenses, funding the required FF&E reserve, payment of our minimum return and reimbursement to Hyatt of working capital and guaranty advances, if any.  This additional return is not guaranteed.

(11)
As of June 30, 2017, we leased our 11 Carlson branded hotels (five Radisson® Hotels & Resorts, one Park Plaza® Hotels & Resorts and five Country Inns & Suites® hotels) in seven states to one of our TRSs.  The hotels are managed by a subsidiary of Carlson under a combination management agreement that, prior to the amendment described below, was scheduled to expire in 2030; Carlson has two renewal options for 15 years each for all, but not less than all, of the hotels. In June 2017, we amended our agreement with Carlson whereby we and Carlson agreed to pursue the sale of three hotels with an aggregate of 511 rooms and an aggregate net book value of $14,090 as of June 30, 2017. We sold one of these hotels in August 2017 and entered into an agreement in July 2017 to sell a second of these hotels. The net proceeds from the sales of these three hotels will be used to fund certain renovations to the remaining hotels operated under our Carlson agreement and we have agreed to fund up to $35,000 for renovation costs in excess of the net sales proceeds and available FF&E reserves. Our annual minimum return and the limited guarantee cap under our Carlson agreement will increase by 8% of amounts we fund. In addition, the initial term of the management agreement and the limited guarantee provided by Carlson were extended to December 31, 2035.

We originally had a limited guaranty of $40,000 under this agreement to cover payment shortfalls of our minimum return.  As of June 30, 2017, the available Carlson guaranty was $31,215.  The guaranty is limited in amount but does not expire in time and may be replenished from a share of future cash flows from the hotels in excess of our minimum return.
In addition to our minimum return, this management agreement provides for payment to us of 50% of available cash flows after payment of operating expenses, funding the required FF&E reserve, payment of our minimum return and reimbursement to Carlson of working capital and guaranty advances, if any.  This additional return is not guaranteed.

(12)
We lease The Clift Hotel® in San Francisco, CA to a subsidiary of Morgans. This lease is scheduled to expire in 2103 and requires annual rent to us of $7,595, which amount is scheduled to increase on October 14, 2019 and every five years thereafter based upon consumer price index increases of no less than 10% and no more than 20% at the time of each increase. Although the terms of this lease might have qualified this lease as a direct financing lease under GAAP, we recognize the rental income we receive from Morgans on a cash basis because of uncertainty regarding our collection of future rent increases. In December 2016, we notified Morgans that the closing of its merger with SBE without our consent was a breach of its lease obligations and shortly thereafter we commenced an unlawful detainer action in the California state courts to compel Morgans and SBE to surrender possession of this hotel to us. We are pursuing this litigation and are in discussions with Morgans and SBE regarding this hotel. The outcome of this pending litigation and our discussions with Morgans and SBE is not assured, but we believe Morgans may surrender to us possession of this hotel or that the court will determine that Morgans and SBE have breached the lease. We also believe that this hotel may require substantial capital investment to remain competitive in its market. The continuation of our dispute with Morgans and SBE is causing us to incur legal fees. Despite the continuation of this dispute, Morgans has paid the rents due to us through August 8, 2017; however, we believe that we may suffer some loss of future rent from this hotel, at least until this hotel is renovated and operations improve.

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

(16)
We lease 40 travel centers (37 TravelCenters of America® branded travel centers and three Petro Stopping Centers® branded travel centers) in 28 states to a subsidiary of TA under a lease that expires in 2030; TA has two renewal options for 15 years each for all, but not less than all, of these travel centers.  In addition to the payment of our minimum rent, this lease provides for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2015 non-fuel revenues). TA’s previously deferred rent of $21,233 is due at the expiration of the initial term of this lease. This lease is guaranteed by TA.

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

	No. of	No. of Rooms /	Three Months Ended June 30,			Six Months Ended June 30,
	Hotels	Suites	2017	2016	Change	2017	2016	Change
ADR
Marriott (No. 1)	53	7,610	$132.53	$134.47	(1.4%)	$131.98	$133.04	(0.8%)
Marriott (No. 234)	68	9,120	133.13	131.12	1.5%	132.11	129.92	1.7%
Marriott (No. 5)	1	356	263.73	247.41	6.6%	266.89	252.31	5.8%
Subtotal / Average Marriott	122	17,086	135.88	135.12	0.6%	135.42	134.21	0.9%
InterContinental (1)	97	15,518	120.60	119.42	1.0%	119.24	118.88	0.3%
Sonesta (1)	35	6,718	154.82	153.73	0.7%	147.87	146.70	0.8%
Wyndham	22	3,579	103.57	102.54	1.0%	98.56	97.65	0.9%
Hyatt	22	2,724	111.71	111.53	0.2%	110.92	110.46	0.4%
Carlson	11	2,090	117.75	109.93	7.1%	116.23	110.05	5.6%
Morgans	1	372	236.99	264.55	(10.4%)	264.55	269.10	(1.7%)
All Hotels Total / Average	310	48,087	$129.55	$128.52	0.8%	$127.78	$126.79	0.8%

OCCUPANCY
Marriott (No. 1)	53	7,610	74.2%	76.5%	-2.3 pts	68.6%	70.8%	-2.2 pts
Marriott (No. 234)	68	9,120	80.1%	81.6%	-1.5 pts	76.4%	77.3%	-0.9 pts
Marriott (No. 5)	1	356	85.7%	84.0%	1.7 pts	87.8%	87.0%	0.8 pts
Subtotal / Average Marriott	122	17,086	77.6%	79.4%	-1.8 pts	73.2%	74.6%	-1.4 pts
InterContinental (1)	97	15,518	85.7%	86.1%	-0.4 pts	81.5%	81.4%	0.1 pts
Sonesta (1)	35	6,718	74.6%	71.6%	3.0 pts	69.3%	66.2%	3.1 pts
Wyndham	22	3,579	74.8%	78.6%	-3.8 pts	69.6%	72.2%	-2.6 pts
Hyatt	22	2,724	86.4%	86.0%	0.4 pts	83.0%	82.0%	1.0 pts
Carlson	11	2,090	70.8%	73.8%	-3.0 pts	69.4%	71.0%	-1.6 pts
Morgans	1	372	89.7%	95.6%	-5.9 pts	87.5%	94.2%	-6.7 pts
All Hotels Total / Average	310	48,087	79.8%	80.6%	-0.8 pts	75.5%	75.8%	-0.3 pts

RevPAR
Marriott (No. 1)	53	7,610	$98.34	$102.87	(4.4%)	$90.54	$94.19	(3.9%)
Marriott (No. 234)	68	9,120	106.64	106.99	(0.3%)	100.93	100.43	0.5%
Marriott (No. 5)	1	356	226.02	207.82	8.8%	234.33	219.51	6.8%
Subtotal / Average Marriott	122	17,086	105.44	107.29	(1.7%)	99.13	100.12	(1.0%)
InterContinental (1)	97	15,518	103.35	102.82	0.5%	97.18	96.77	0.4%
Sonesta (1)	35	6,718	115.50	110.07	4.9%	102.47	97.12	5.5%
Wyndham	22	3,579	77.47	80.60	(3.9%)	68.60	70.50	(2.7%)
Hyatt	22	2,724	96.52	95.92	0.6%	92.06	90.58	1.6%
Carlson	11	2,090	83.37	81.13	2.8%	80.66	78.14	3.2%
Morgans	1	372	212.58	252.91	(15.9%)	231.48	253.49	(8.7%)
All Hotels Total / Average	310	48,087	$103.38	$103.59	(0.2%)	$96.47	$96.11	0.4%

(1)	Operating data includes data for periods prior to our ownership of certain hotels.

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

Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business and property management agreements with RMR LLC; RMR Inc. is the managing member of RMR LLC; ABP Trust, which is owned by our Managing Trustees, is the controlling shareholder of RMR Inc.; and we own shares of class A common stock of RMR Inc. We also have relationships and historical and continuing transactions with other companies to which RMR LLC provides management services and which may have trustees, directors and officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc., including: TA, which is our former subsidiary and largest tenant and of which we are the largest shareholder; Sonesta, which is one of our hotel managers and is owned by our Managing Trustees; and AIC, of which we, ABP Trust, TA and four other companies to which RMR LLC provides management services each own 14.3% and which arranges and reinsures in part a combined property insurance program for us and its six other shareholders. For further information about these and other such relationships and related person transactions, see Notes 7, 8, 9 and 10 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2016 Annual Report, our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our 2016 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our business and property management agreements with RMR LLC, our various agreements with TA and Sonesta and our shareholders agreement with AIC and its six other shareholders, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its affiliates provide management services.
Non-GAAP Measures
Funds From Operations Available for Common Shareholders and Normalized Funds From Operations Available for Common Shareholders.
We calculate funds from operations, or FFO, available for common shareholders and Normalized FFO available for common shareholders as shown below.  FFO available for common shareholders is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income available for common shareholders calculated in accordance with GAAP, excluding any gain or loss on sale of properties and loss on impairment of real estate assets, if any, plus real estate depreciation and amortization, as well as certain other adjustments currently not applicable to us.  Our calculation of Normalized FFO available for common shareholders differs from NAREIT’s definition of FFO available for common shareholders because we include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year, and we exclude the excess of liquidation preference over carrying value of preferred shares redeemed, acquisition related costs expensed under GAAP and loss on early extinguishment of debt.  We consider FFO available for common shareholders and Normalized FFO available for common shareholders to be appropriate supplemental measures of operating performance for a REIT, along with net income, net income available for common shareholders and operating income.  We believe that FFO available for common shareholders and Normalized FFO available for common shareholders provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO available for common shareholders and Normalized FFO available for common shareholders may facilitate a comparison of our operating performance between periods and with other REITs.  FFO available for common shareholders and Normalized FFO available for common shareholders are among the factors considered by our Board of Trustees when determining the amount of distributions to shareholders.  Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement and public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. FFO available for common shareholders and Normalized FFO available for common shareholders do not represent cash generated by operating activities in accordance with GAAP and should not be considered as alternatives to net income, net income available for common shareholders or operating income as indicators of our operating performance or as measures of our liquidity.  These measures should be considered in conjunction with net income, net income available for common shareholders and operating income as presented in our condensed consolidated statements of comprehensive income.  Other real estate companies and REITs may calculate FFO available for common shareholders and Normalized FFO available for common shareholders differently than we do.

Our calculations of FFO available for common shareholders and Normalized FFO available for common shareholders for the three and six months ended June 30, 2017 and 2016 and reconciliations of net income available for common shareholders, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to those amounts appear in the following table (amounts in thousands, except per share amounts).

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2017	2016	2017	2016
Net income available for common shareholders		$60,699	$50,895	$86,542	$97,780
Add:	Depreciation and amortization expense	95,155	88,782	188,606	176,053
FFO available for common shareholders		155,854	139,677	275,148	273,833
Add:	Acquisition related costs (1)	—	117	—	729
	Estimated business management incentive fees (2)	17,750	25,920	37,370	31,236
	Loss on early extinguishment of debt	—	—	—	70
	Excess of liquidation preference over carrying value of preferred shares redeemed (3)	—	—	9,893	—
Normalized FFO available for common shareholders		$173,604	$165,714	$322,411	$305,868

	Weighted average shares outstanding (basic)	164,123	151,408	164,121	151,405
	Weighted average shares outstanding (diluted) (4)	164,165	151,442	164,157	151,428

Basic and diluted per common share amounts:
	Net income available for common shareholders	$0.37	$0.34	$0.53	$0.65
	FFO available for common shareholders	$0.95	$0.92	$1.68	$1.81
	Normalized FFO available for common shareholders	$1.06	$1.09	$1.96	$2.02
	Distributions declared per share	$0.52	$0.51	$1.03	$1.01

(1)	Represents costs associated with our acquisition activities. Acquisition costs incurred during the 2017 periods have been capitalized in purchase accounting pursuant to a change in GAAP.

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

(3)
On February 10, 2017, we redeemed all 11,600,000 of our outstanding 7.125% Series D cumulative redeemable preferred shares at the stated liquidation preference of $25.00 per share plus accrued and unpaid distributions to the date of redemption. The liquidation preference of the redeemed shares exceeded the carrying amount for the redeemed shares as of the date of redemption by $9,893 and we reduced net income available for common shareholders in the six months ended June 30, 2017 by that excess amount.

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
Fixed Rate Debt
At June 30, 2017, our outstanding publicly tradable debt consisted of nine issues of fixed rate, senior notes:

Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
$350,000	6.700%	$23,450	2018	Semi-Annually
400,000	4.250%	17,000	2021	Semi-Annually
500,000	5.000%	25,000	2022	Semi-Annually
500,000	4.500%	22,500	2023	Semi-Annually
350,000	4.650%	16,275	2024	Semi-Annually
350,000	4.500%	15,750	2025	Semi-Annually
350,000	5.250%	18,375	2026	Semi-Annually
400,000	4.950%	19,800	2027	Semi-Annually
$3,200,000		$158,150
No principal repayments are due under these notes until maturity. Because these notes require interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are 100 basis points higher than the rates shown above, our per annum interest cost would increase by approximately $32,000. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at June 30, 2017 and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point change in interest rates would change the fair value of those debt obligations by approximately $154,335.
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
Floating Rate Debt
At June 30, 2017, our floating rate debt consisted of $278,000 outstanding under our $1,000,000 revolving credit facility and our $400,000 term loan. The maturity date of our revolving credit facility is July 15, 2018, and subject to our meeting conditions, including our payment of an extension fee, we have the option to extend the stated maturity by one year to July 15, 2019. The maturity date of our $400,000 term loan is April 15, 2019. No principal repayments are required under our revolving credit facility prior to maturity, and repayments may be made and redrawn subject to conditions, at any time without penalty.  No principal prepayments are required under our $400,000 term loan prior to maturity and we can repay principal amounts outstanding under the term loan subject to conditions at any time without penalty, but after amounts outstanding under our $400,000 term loan are repaid, amounts may not be redrawn. Borrowings under our revolving credit facility and $400,000 term loan are in U.S. dollars and require annual interest to be paid at LIBOR plus premiums that are subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR.  In addition, upon renewal or refinancing of our revolving credit facility or our $400,000 term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of this floating rate debt but would affect our operating results.

The following table presents the impact a 100 basis points increase in interest rates would have on our annual floating rate interest expense as of June 30, 2017:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Common Share Impact (2)
At June 30, 2017	2.28%	$678,000	$15,458	$0.09
100 basis point increase	3.28%	$678,000	$22,238	$0.14
(1)Weighted average based on the interest rates and the respective outstanding borrowings as of June 30, 2017.
(2)Based on diluted weighted average common shares outstanding for the six months ended June 30, 2017.
The following table presents the impact that a 100 basis point increase in interest rates would have on our annual floating rate interest expense at June 30, 2017 if we were fully drawn on our revolving credit facility and our $400,000 term loan remained outstanding:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Common Share Impact (2)
At June 30, 2017	2.30%	$1,400,000	$32,200	$0.20
100 basis point increase	3.30%	$1,400,000	$46,200	$0.28

(1)	Weighted average based on the interest rates and the respective outstanding borrowings (assuming fully drawn) as of June 30, 2017.

(2)	Based on diluted weighted average common shares outstanding for the six months ended June 30, 2017.
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
In June 2017, RMR LLC became aware that we had been a victim of a criminal fraud that law enforcement authorities refer to as business email compromise fraud. For further information about this criminal fraud, see Note 10, to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. During the second quarter of 2017, enhancements were made to our controls relating to electronic payments, including by wire transfer of funds. These enhancements include additional verification and documentation procedures that must be followed prior to the initiation or approval of electronic payments by or for us. We believe these enhancements increase the ability of our and RMR LLC’s personnel to identify and block attempts by third parties to fraudulently receive electronic payments from us. Our management believes that the foregoing actions have improved our internal controls regarding the detection of fraudulent activities and the safeguarding of our assets.
Other than the actions described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

•
AS OF JUNE 30, 2017, APPROXIMATELY 79% OF OUR AGGREGATE ANNUAL MINIMUM RETURNS AND RENTS WERE SECURED BY GUARANTEES OR SECURITY DEPOSITS FROM OUR MANAGERS AND TENANTS. THIS MAY IMPLY THAT THESE MINIMUM RETURNS AND RENTS WILL BE PAID. IN FACT, CERTAIN OF THESE GUARANTEES AND SECURITY DEPOSITS ARE LIMITED IN AMOUNT AND DURATION AND ALL THE GUARANTEES ARE SUBJECT TO THE GUARANTORS’ ABILITIES AND

WILLINGNESS TO PAY. FURTHER, WYNDHAM'S GUARANTEE OF THE MINIMUM RETURNS DUE FROM OUR HOTELS THAT ARE MANAGED BY WYNDHAM WAS DEPLETED AS OF JUNE 30, 2017. WE DO NOT KNOW WHETHER WYNDHAM WILL CONTINUE TO PAY THE MINIMUM RETURNS DUE TO US DESPITE THE DEPLETED GUARANTEE OR IF WYNDHAM WILL DEFAULT ON ITS PAYMENTS. THE BALANCE OF OUR ANNUAL MINIMUM RETURNS AND RENTS AS OF JUNE 30, 2017 WAS NOT GUARANTEED NOR DO WE HOLD A SECURITY DEPOSIT WITH RESPECT TO THOSE AMOUNTS. WE CANNOT BE SURE OF THE FUTURE FINANCIAL PERFORMANCE OF OUR PROPERTIES AND WHETHER SUCH PERFORMANCE WILL COVER OUR MINIMUM RETURNS AND RENTS, WHETHER THE GUARANTEES OR SECURITY DEPOSITS WILL BE ADEQUATE TO COVER FUTURE SHORTFALLS IN THE MINIMUM RETURNS OR RENTS DUE TO US, OR REGARDING OUR MANAGERS’, TENANTS’ OR GUARANTORS’ FUTURE ACTIONS IF AND WHEN THE GUARANTEES AND SECURITY DEPOSITS EXPIRE OR ARE DEPLETED OR THEIR ABILITIES OR WILLINGNESS TO PAY MINIMUM RETURNS AND RENTS OWED TO US,

•
WE HAVE RECENTLY RENOVATED CERTAIN HOTELS AND ARE CURRENTLY RENOVATING ADDITIONAL HOTELS.  WE CURRENTLY EXPECT TO FUND $39.3 MILLION DURING THE REMAINDER OF 2017 AND $30.7 MILLION IN 2018 FOR RENOVATIONS AND OTHER CAPITAL IMPROVEMENT COSTS AT OUR HOTELS AND THESE AMOUNTS WILL INCREASE IF AND AS WE CONCLUDE OUR PENDING AND OTHER ACQUISITIONS.  THE COST OF CAPITAL PROJECTS ASSOCIATED WITH SUCH RENOVATIONS MAY BE GREATER THAN WE NOW ANTICIPATE. OPERATING RESULTS AT OUR HOTELS MAY DECLINE AS A RESULT OF HAVING ROOMS OUT OF SERVICE OR OTHER DISRUPTIONS DURING RENOVATIONS. ALSO, WHILE OUR FUNDING OF THESE CAPITAL PROJECTS WILL CAUSE OUR CONTRACTUAL MINIMUM RETURNS TO INCREASE, THE HOTELS’ OPERATING RESULTS MAY NOT INCREASE OR MAY NOT INCREASE TO THE EXTENT THAT THE MINIMUM RETURNS INCREASE. ACCORDINGLY, COVERAGE OF OUR MINIMUM RETURNS AT THESE HOTELS MAY REMAIN DEPRESSED FOR AN EXTENDED PERIOD,

•
WE AND CARLSON HAVE AGREED TO PURSUE THE SALE OF CERTAIN HOTELS THAT CARLSON MANAGES. HOWEVER, WE MAY NOT SUCCEED IN SELLING THESE HOTELS AND ANY SALE WE MAY COMPLETE MAY BE FOR A PRICE BELOW OUR CARRYING VALUE,

•
WE AND CARLSON HAVE AGREED THAT THE NET PROCEEDS FROM THE SALE OF THREE HOTELS THEY HAVE AGREED TO PURSUE SELLING WILL BE USED TO FUND CERTAIN RENOVATIONS AT CERTAIN OF THE REMAINING HOTELS CARLSON MANAGES FOR US. WE HAVE ALSO AGREED TO FUND AN ADDITIONAL $35 MILLION FOR RENOVATION COSTS FOR THOSE OTHER CARLSON MANAGED HOTELS IN EXCESS OF THE NET SALES PROCEEDS FROM THE SALES OF THE THREE HOTELS AND AVAILABLE FF&E RESERVES. THE COMMITMENT TO FUND RENOVATIONS MAY IMPLY AN EXPECTATION THAT THE OPERATING RESULTS OF THE APPLICABLE HOTELS WILL IMPROVE AS A RESULT OF THOSE RENOVATIONS. HOWEVER, WE CANNOT BE SURE THAT THE PERFORMANCE OF THOSE HOTELS WOULD IMPROVE AND THEY COULD DECLINE WHILE THE RENOVATIONS ARE BEING PERFORMED AND THEREAFTER. FURTHER THE COSTS TO COMPLETE THE RENOVATIONS COULD BE GREATER, AND THE TIME TO COMPLETE THE RENOVATIONS COULD TAKE LONGER, THAN EXPECTED. IN ADDITION, ANY IMPROVED RESULTS OF THE RENOVATED HOTELS MAY NOT OFFSET THE RENOVATION COSTS OR OTHERWISE GENERATE THE EXPECTED RETURNS,

•
WE EXPECT TO PURCHASE FROM TA DURING THE REMAINDER OF 2017 APPROXIMATELY $32.9 MILLION OF CAPITAL IMPROVEMENTS TA EXPECTS TO MAKE TO THE TRAVEL CENTERS WE LEASE TO TA. PURSUANT TO THE TERMS OF THE APPLICABLE LEASES, THE ANNUAL RENT PAYABLE TO US BY TA WILL INCREASE AS A RESULT OF ANY SUCH PURCHASES. WE MAY ULTIMATELY PURCHASE MORE OR LESS THAN THIS BUDGETED AMOUNT. TA MAY NOT REALIZE RESULTS FROM ANY OF THESE CAPITAL IMPROVEMENTS WHICH EQUAL OR EXCEED THE INCREASED ANNUAL RENTS IT WILL BE OBLIGATED TO PAY TO US, WHICH COULD INCREASE THE RISK OF TA BEING UNABLE TO PAY AMOUNTS DUE TO US,

•
HOTEL ROOM DEMAND AND TRUCKING ACTIVITY ARE OFTEN REFLECTIONS OF THE GENERAL ECONOMIC ACTIVITY IN THE COUNTRY AND IN THE GEOGRAPHIC AREAS WHERE OUR PROPERTIES ARE LOCATED. IF ECONOMIC ACTIVITY IN THE COUNTRY DECLINES, HOTEL ROOM DEMAND AND TRUCKING ACTIVITY MAY DECLINE AND THE OPERATING RESULTS OF OUR HOTELS AND TRAVEL CENTERS MAY DECLINE, THE FINANCIAL RESULTS OF OUR HOTEL MANAGERS AND OUR TENANTS, INCLUDING TA, MAY SUFFER AND THESE MANAGERS AND TENANTS MAY BE UNABLE TO

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

•
AT JUNE 30, 2017, WE HAD $49.7 MILLION OF CASH AND CASH EQUIVALENTS, $722.0 MILLION AVAILABLE UNDER OUR $1.0 BILLION REVOLVING CREDIT FACILITY AND SECURITY DEPOSITS AND GUARANTEES COVERING SOME OF OUR MINIMUM RETURNS AND RENTS. THESE STATEMENTS MAY IMPLY THAT WE HAVE ABUNDANT WORKING CAPITAL AND LIQUIDITY. HOWEVER, OUR MANAGERS AND TENANTS MAY NOT BE ABLE TO FUND MINIMUM RETURNS AND RENTS DUE TO US FROM OPERATING OUR PROPERTIES OR FROM OTHER RESOURCES; IN THE PAST AND CURRENTLY, CERTAIN OF OUR TENANTS AND HOTEL MANAGERS HAVE IN FACT NOT PAID THE MINIMUM AMOUNTS DUE TO US FROM THEIR OPERATIONS OF OUR LEASED OR MANAGED PROPERTIES. ALSO, CERTAIN OF THE SECURITY DEPOSITS AND GUARANTEES WE HAVE TO COVER ANY SUCH SHORTFALLS ARE LIMITED IN AMOUNT AND DURATION, AND ANY SECURITY DEPOSITS WE APPLY FOR SUCH SHORTFALLS DO NOT RESULT IN ADDITIONAL CASH FLOWS TO US. OUR PROPERTIES REQUIRE, AND WE HAVE AGREED TO PROVIDE, SIGNIFICANT FUNDING FOR CAPITAL IMPROVEMENTS, RENOVATIONS AND OTHER MATTERS. ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL OR LIQUIDITY,

•	WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,

•	CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND OTHER CREDIT FACILITY CONDITIONS THAT WE MAY BE UNABLE TO SATISFY,

•	ACTUAL COSTS UNDER OUR REVOLVING CREDIT FACILITY OR OTHER FLOATING RATE DEBT WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF FEES AND EXPENSES ASSOCIATED WITH SUCH FACILITIES,

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

•	RMR INC. MAY REDUCE THE AMOUNT OF ITS DISTRIBUTIONS TO ITS SHAREHOLDERS, INCLUDING US,

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

•
WE HAVE ADVISED MORGANS THAT THE CLOSING OF ITS MERGER WITH SBE WAS IN VIOLATION OF OUR AGREEMENT WITH MORGANS, WE HAVE FILED AN ACTION FOR UNLAWFUL DETAINER AGAINST MORGANS AND SBE TO COMPEL MORGANS AND SBE TO SURRENDER POSSESSION OF THE SAN FRANCISCO HOTEL WHICH MORGANS HISTORICALLY LEASED FROM US, AND WE ARE IN DISCUSSIONS WITH MORGANS AND SBE REGARDING THIS MATTER. THE OUTCOME OF THIS PENDING LITIGATION AND OF OUR DISCUSSIONS WITH MORGANS AND SBE IS NOT ASSURED, BUT WE BELIEVE THAT MORGANS MAY SURRENDER POSSESSION OF THIS HOTEL OR THAT THE COURT WILL DETERMINE THAT MORGANS AND SBE HAVE BREACHED THE HISTORICAL LEASE. WE ALSO BELIEVE THAT THIS HOTEL MAY REQUIRE SUBSTANTIAL CAPITAL INVESTMENT TO REMAIN COMPETITIVE IN ITS MARKET. THE CONTINUATION OF OUR DISPUTE WITH MORGANS AND SBE REQUIRES US TO EXPEND LEGAL FEES AND THE RESULT OF THIS DISPUTE MAY CAUSE US SOME LOSS OF RENT, AT LEAST UNTIL THIS HOTEL MAY BE RENOVATED AND OPERATIONS IMPROVE. LITIGATION AND DISPUTES WITH TENANTS OFTEN PRODUCE UNEXPECTED RESULTS AND WE CAN PROVIDE NO ASSURANCE REGARDING THE RESULTS OF THIS DISPUTE,

•
WE WERE THE VICTIM OF A BUSINESS EMAIL COMPROMISE FRAUD WHICH RESULTED IN OUR FUNDS BEING SENT BY WIRE TRANSFER TO THE WRONG BANK ACCOUNT. WE HAVE BEEN REIMBURSED THESE FUNDS AND HAVE NOT SUFFERED ANY LOSS AS A RESULT OF THIS FRAUD. NONETHELESS, WE MAY IN THE FUTURE BECOME A VICTIM TO CYBER-RELATED CRIMES AND WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE REIMBURSED OR RECOVER ANY FUTURE LOSSES THAT WE MAY INCUR, AND

•	ENHANCEMENTS HAVE BEEN MADE TO OUR CONTROLS RELATING TO THE ELECTRONIC PAYMENTS BY OR FOR US THAT WE BELIEVE WILL REDUCE OUR RISK OF BECOMING A VICTIM OF FUTURE

FRAUDS RELATED TO OUR PAYMENTS, INCLUDING BY WIRE TRANSFERS. HOWEVER, CYBER-RELATED CRIMINAL ACTIVITIES CONTINUE TO EVOLVE AND INCREASE IN SOPHISTICATION, FREQUENCY AND SEVERITY. AS A RESULT, THE CONTROL ENHANCEMENTS THAT HAVE BEEN MADE, AND ANY ADDITIONAL ENHANCEMENTS THAT MAY BE MADE IN THE FUTURE, TO OUR CONTROLS MAY NOT BE SUCCESSFUL IN AVOIDING OUR BECOMING A VICTIM TO FURTHER CYBER-RELATED CRIMES.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the three months ended June 30, 2017:

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of		as Part of Publicly	May Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	Paid per Share	or Programs	Programs
June 2017	499	$29.15	$—	$—
Total	499	$29.15	$—	$—

(1)
These common share withholdings and purchases were made to satisfy the tax withholding and payment obligations of two former RMR LLC employees in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.

Item 6.  Exhibits

Exhibit Number	Description
3.1
Composite Copy of Amended and Restated Declaration of Trust, dated as of August 21, 1995, as amended to date. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.)

3.2	Amended and Restated Bylaws of the Company, adopted April 20, 2017. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.)
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

10.2	Pooling Agreement, dated April 23, 2012, as updated through June 2, 2017, between Sonesta International Hotels Corporation and Cambridge TRS, Inc. (Filed herewith.)
10.3	Summary of Trustee Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 15, 2017.)
12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Distributions. (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPITALITY PROPERTIES TRUST

/s/ John G. Murray
John G. Murray
President and Chief Operating Officer
Dated: August 9, 2017

/s/ Mark L. Kleifges
Mark L. Kleifges
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: August 9, 2017