Form 10-Q
period 2017-09-30
HOSPITALITY PROPERTIES TRUST
filed 2017-11-08
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of November 7, 2017:   164,349,141

HOSPITALITY PROPERTIES TRUST

FORM 10-Q

September 30, 2017

References in this Quarterly Report on Form 10-Q to “HPT”, “we”, “us” or “our” include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

Part I Financial Information

Item 1.  Financial Statements

HOSPITALITY PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands, except share data)

	September 30,	December 31,
	2017	2016
ASSETS
Real estate properties:
Land	$1,668,493	$1,566,630
Buildings, improvements and equipment	7,719,367	7,156,759
Total real estate properties, gross	9,387,860	8,723,389
Accumulated depreciation	(2,719,738)	(2,513,996)
Total real estate properties, net	6,668,122	6,209,393
Cash and cash equivalents	14,489	10,896
Restricted cash (FF&E reserve escrow)	73,115	60,456
Due from related persons	75,231	65,332
Other assets, net	313,510	288,151
Total assets	$7,144,467	$6,634,228

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$458,000	$191,000
Unsecured term loan, net	398,920	398,421
Senior unsecured notes, net	3,163,865	2,565,908
Convertible senior unsecured notes	—	8,478
Security deposits	126,574	89,338
Accounts payable and other liabilities	160,144	188,053
Due to related persons	47,509	58,475
Dividends payable	—	5,166
Total liabilities	4,355,012	3,504,839

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value; 100,000,000 shares authorized:
Series D preferred shares; 7 1/8% cumulative redeemable; zero and 11,600,000 shares issued and outstanding, respectively, aggregate liquidation preference of zero and $290,000, respectively	—	280,107
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 164,349,141 and 164,268,199 shares issued and outstanding, respectively	1,643	1,643
Additional paid in capital	4,541,978	4,539,673
Cumulative net income	3,278,475	3,104,767
Cumulative other comprehensive income	59,801	39,583
Cumulative preferred distributions	(343,412)	(341,977)
Cumulative common distributions	(4,749,030)	(4,494,407)
Total shareholders’ equity	2,789,455	3,129,389
Total liabilities and shareholders’ equity	$7,144,467	$6,634,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Hotel operating revenues	$495,550	$464,981	$1,392,995	$1,334,656
Rental income	80,896	77,470	240,274	229,760
FF&E reserve income	1,142	1,065	3,524	3,517
Total revenues	577,588	543,516	1,636,793	1,567,933

Expenses:
Hotel operating expenses	343,274	322,012	965,546	923,239
Depreciation and amortization	98,205	90,139	286,811	266,192
General and administrative	13,404	37,739	76,097	91,127
Acquisition related costs	—	156	—	885
Total expenses	454,883	450,046	1,328,454	1,281,443

Operating income	122,705	93,470	308,339	286,490

Dividend income	626	626	1,878	1,375
Interest income	211	89	590	227
Interest expense (including amortization of debt issuance costs and debt discounts and premiums of $2,194 and $2,122 and $6,541 and $6,114, respectively)	(46,574)	(41,280)	(135,329)	(124,564)
Loss on early extinguishment of debt	—	(158)	—	(228)
Income before income taxes, equity in earnings of an investee and gain on sale of real estate	76,968	52,747	175,478	163,300
Income tax expense	(619)	(948)	(1,761)	(3,483)
Equity in earnings of an investee	31	13	533	107
Income before gain on sale of real estate	76,380	51,812	174,250	159,924
Gain on sale of real estate	9,348	—	9,348	—
Net income	85,728	51,812	183,598	159,924
Other comprehensive income:
Unrealized gain on investment securities	7,273	14,032	19,923	51,253
Equity interest in investee’s unrealized gains	116	80	295	175
Other comprehensive income	7,389	14,112	20,218	51,428
Comprehensive income	$93,117	$65,924	$203,816	$211,352

Net income	$85,728	$51,812	$183,598	$159,924
Preferred distributions	—	(5,166)	(1,435)	(15,498)
Excess of liquidation preference over carrying value of preferred shares redeemed	—	—	(9,893)	—
Net income available for common shareholders	$85,728	$46,646	$172,270	$144,426

Weighted average common shares outstanding (basic)	164,149	157,217	164,131	153,357
Weighted average common shares outstanding (diluted)	164,188	157,263	164,168	153,390

Net income available for common shareholders per common share (basic and diluted)	$0.52	$0.30	$1.05	$0.94

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$183,598	$159,924
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	286,811	266,192
Amortization of debt issuance costs and debt discounts and premiums as interest	6,541	6,114
Straight line rental income	(9,208)	(10,377)
Security deposits received or replenished	37,239	34,945
FF&E reserve income and deposits	(56,936)	(57,890)
Loss on early extinguishment of debt	—	228
Equity in earnings of an investee	(533)	(107)
Gain on sale of real estate	(9,348)	—
Other non-cash (income) expense, net	(2,523)	(2,298)
Changes in assets and liabilities:
Due from related persons	(992)	(1,909)
Other assets	(12,996)	(8,284)
Accounts payable and other liabilities	(21,979)	(20,823)
Due to related persons	(12,619)	(5,637)
Net cash provided by operating activities	387,055	360,078

Cash flows from investing activities:
Real estate acquisitions and deposits	(594,927)	(206,745)
Real estate improvements	(89,955)	(122,239)
FF&E reserve escrow fundings	(22,011)	(2,265)
Net proceeds from sale of real estate	23,438	—
Net cash used in investing activities	(683,455)	(331,249)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	—	371,956
Proceeds from issuance of senior unsecured notes, after discounts and premiums	598,246	737,612
Repayment of senior unsecured notes	—	(575,000)
Redemption of preferred shares	(290,000)	—
Repurchase of convertible senior notes	(8,478)	—
Borrowings under unsecured revolving credit facility	631,000	643,000
Repayments of unsecured revolving credit facility	(364,000)	(958,000)
Payment of debt issuance costs	(5,018)	(6,106)
Repurchase of common shares	(533)	(583)
Distributions to preferred shareholders	(6,601)	(15,498)
Distributions to common shareholders	(254,623)	(230,358)
Net cash provided by (used in) financing activities	299,993	(32,977)
Increase (decrease) in cash and cash equivalents	3,593	(4,148)
Cash and cash equivalents at beginning of period	10,896	13,682
Cash and cash equivalents at end of period	$14,489	$9,534

Supplemental cash flow information:
Cash paid for interest	$149,261	$137,007
Cash paid for income taxes	2,588	2,464
Non-cash investing activities:
Hotel managers’ deposits in FF&E reserve	$55,222	$55,518
Hotel managers’ purchases with FF&E reserve	(64,574)	(48,388)

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
We have determined that each of our taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification™, or ASC.   We have concluded that we must consolidate each of our TRSs because we are the entity with the power to direct the activities that most significantly impact the VIEs’ economic performance and we have the obligation to absorb losses and the right to receive benefits from each VIE that could be significant to the VIE, and are, therefore, the primary beneficiary of each VIE.  The assets of our TRSs were $40,150 and $26,676 as of September 30, 2017 and December 31, 2016, respectively, and consist primarily of amounts due from, and working capital advances to, certain of their hotel managers.  The liabilities of our TRSs were $139,276 and $101,602 as of September 30, 2017 and December 31, 2016, respectively, and consist primarily of security deposits they hold from and amounts payable to certain of their hotel managers.  The assets of our TRSs are available to satisfy our TRSs’ obligations and we have guaranteed certain obligations of our TRSs.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. ASU No. 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We do not expect adoption of this guidance to have a material impact in our condensed consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, Scope of Modification Accounting, which clarifies which changes to the terms or conditions of a share based payment award are subject to the guidance on modification accounting under ASC 718. Entities would apply the modification accounting guidance unless the value, vesting requirements and classification of a share based payment award are the same immediately before and after a change to the terms or conditions of the award. ASU No. 2017-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are continuing

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

to evaluate ASU No. 2017-09; however, we do not expect its adoption to have a material impact in our condensed consolidated financial statements.
Note 3.  Revenue Recognition
We report hotel operating revenues for managed hotels in our condensed consolidated statements of comprehensive income. We generally recognize hotel operating revenues, consisting primarily of room and food and beverage sales, when goods and services are provided.
We report rental income for leased hotels and travel centers in our condensed consolidated statements of comprehensive income. We recognize rental income from operating leases on a straight line basis over the term of the lease agreements except for one lease in which there is uncertainty regarding the collection of scheduled future rent increases; see Note 8 for further information regarding this lease with Morgans Hotel Group, or Morgans.  Rental income includes $3,087 and $9,208 for the three and nine months ended September 30, 2017, respectively, and $2,932 and $10,377 for the three and nine months ended September 30, 2016, respectively, of adjustments necessary to record scheduled rent increases under certain of our leases, the deferred rent obligations payable to us under our leases with TravelCenters of America LLC, or TA, and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks at our travel centers on a straight line basis.  See Notes 8 and 10 for further information regarding our TA leases.  Due from related persons includes $51,161 and $42,254 and other assets includes $2,580 and $2,279 of straight line rent receivables at September 30, 2017 and December 31, 2016, respectively.
We determine percentage rent due to us under our leases annually and recognize it when all contingencies have been met and the rent is earned, which is generally at year end. We had deferred estimated percentage rent of $435 and $1,384 for the three and nine months ended September 30, 2017, respectively, and $408 and $937 for the three and nine months ended September 30, 2016, respectively.
We own all the FF&E reserve (as defined in Note 8) escrows for our hotels. We report deposits by our third party tenants into the escrow accounts as FF&E reserve income.  We do not report the amounts which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income.

Note 4.  Weighted Average Common Shares
The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Weighted average common shares for basic earnings per share	164,149	157,217	164,131	153,357
Effect of dilutive securities: Unvested share awards	39	46	37	33
Weighted average common shares for diluted earnings per share	164,188	157,263	164,168	153,390

Note 5.  Shareholders’ Equity
Distributions
On January 17, 2017, we paid a $0.4453 per share distribution, or $5,166, to our Series D preferred shareholders.
On February 21, 2017, we paid a regular quarterly distribution to common shareholders of record on January 23, 2017 of $0.51 per share, or $83,777. On May 18, 2017, we paid a regular quarterly distribution to common shareholders of record on April 21, 2017 of $0.52 per share, or $85,419. On August 17, 2017, we paid a regular quarterly distribution to common shareholders of record on July 24, 2017 of $0.52 per share, or $85,427. On October 12, 2017, we declared a regular quarterly dividend to common shareholders of record on October 23, 2017 of $0.52 per share, or $85,462. We expect to pay this amount on or about November 16, 2017.

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Preferred Shares
On February 10, 2017, we redeemed all 11,600,000 of our outstanding 7.125% Series D cumulative redeemable preferred shares at the stated liquidation preference of $25.00 per share plus accrued and unpaid distributions to the date of redemption (an aggregate of $291,435). We reduced net income available for common shareholders for the nine months ended September 30, 2017 by $9,893, which represents the amount by which the liquidation preference for our 7.125% Series D cumulative redeemable preferred shares that were redeemed during the period exceeded our carrying amount for those preferred shares as of the date of redemption.

Common Share Grants and Purchases
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
On September 14, 2017, we granted an aggregate of 85,000 of our common shares to our officers and certain other employees of RMR LLC valued at $28.08 per share, the closing price of our common shares on Nasdaq on that day.
On September 19, 2017, we purchased an aggregate of 18,559 of our common shares for $27.98 per common share, the closing price of our common shares on Nasdaq on that day, from certain of our officers and other employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Cumulative Other Comprehensive Income
Cumulative other comprehensive income represents the unrealized net gain on our available for sale equity investments and our share of the comprehensive income of Affiliates Insurance Company, or AIC. See Notes 10 and 13 for further information regarding these investments.

Note 6.  Indebtedness
Our principal debt obligations at September 30, 2017 were: (1) our $458,000 of outstanding borrowings under our $1,000,000 unsecured revolving credit facility; (2) our $400,000 unsecured term loan; and (3) an aggregate outstanding principal amount of $3,200,000 of public issuances of unsecured senior notes.
Our $1,000,000 revolving credit facility is available for general business purposes, including acquisitions.  The maturity date of our revolving credit facility is July 15, 2018 and, subject to our payment of an extension fee and meeting other conditions, we have the option to extend the stated maturity date of our revolving credit facility by one year to July 15, 2019. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. We are required to pay interest on borrowings under our revolving credit facility at the rate of LIBOR plus a premium, which was 110 basis points as of September 30, 2017. We also pay a facility fee, which was 20 basis points per annum at September 30, 2017, on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings.  As of September 30, 2017, the annual interest rate for the amount outstanding under our revolving credit facility was 2.34%. The weighted average annual interest rate for borrowings under our revolving credit facility was 2.33% and 2.17% for the three and nine months ended September 30, 2017, respectively, and 1.60% and 1.55% for the three and nine months ended September 30, 2016, respectively.  As of September 30, 2017 and November 7, 2017, we had $458,000 and $330,000 outstanding and $542,000 and $670,000 available under our revolving credit facility, respectively.
Our revolving credit facility is governed by a credit agreement with a syndicate of institutional lenders, which also governs our term loan. Our $400,000 term loan, which matures on April 15, 2019, is prepayable without penalty at any time.  We are required to pay interest on the amounts under our term loan at the rate of LIBOR plus a premium, which was 120 basis points as of September 30, 2017.  The interest rate premium is subject to adjustment based on changes to our credit ratings.  As of

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

September 30, 2017, the annual interest rate for the amount outstanding under our term loan was 2.44%. The weighted average annual interest rate for borrowings under our term loan was 2.43% and 2.20% for the three and nine months ended September 30, 2017, respectively, and 1.69% and 1.65% for the three and nine months ended September 30, 2016, respectively.
Our credit agreement also includes a feature under which maximum aggregate borrowings may be increased up to $2,300,000 on a combined basis in certain circumstances.  Our credit agreement and our notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business manager. Our credit agreement and our senior notes indentures and their supplements also contain a number of covenants, including covenants that restrict our ability to incur debts or to make distributions under certain circumstances and generally require us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of our credit agreement and our senior notes indentures and their supplements at September 30, 2017.
On January 13, 2017, we issued $600,000 aggregate principal amount of senior notes in public offerings, which included $200,000 principal amount of 4.500% senior notes due 2023 and $400,000 principal amount of 4.950% senior notes due 2027.  Net proceeds from these offerings were $593,228 after discounts, premiums and expenses.

On March 15, 2017, we repurchased at par plus accrued interest $8,431 of the outstanding principal amount of our 3.80% convertible senior notes due 2027, which were tendered by the holders of these notes for repurchase by us. On April 24, 2017, we redeemed at par plus accrued interest the remaining $47 of the outstanding principal amount of these notes.

On October 26, 2017, we issued $400,000 principal amount of 3.950% senior notes due 2028 in a public offering. Net proceeds from this offering were $388,244 after discounts and expenses.

On October 29, 2017, we redeemed at par all of our outstanding 6.70% senior notes due 2018 for a redemption price equal to the principal amount of $350,000, plus accrued and unpaid interest.

Note 7.  Real Estate Properties
At September 30, 2017, we owned 323 hotels and 199 travel centers.
During the nine months ended September 30, 2017, we funded $111,966 for improvements to certain of our properties which, pursuant to the terms of our management and lease agreements with our hotel managers and tenants, resulted in increases in our contractual annual minimum returns and rents of $7,132. See Notes 8 and 10 for further information about our management and lease agreements and our fundings of improvements to certain of our properties.
Acquisitions
During the nine months ended September 30, 2017, we acquired 20 hotels, one travel center, a land parcel adjacent to one of our hotels and land and certain improvements at a travel center we leased from a third party and subleased to TA. We accounted for these transactions as acquisitions of assets. Our allocation of the purchase price of each of these acquisitions based on the estimated fair value of the acquired assets and assumed liabilities is presented in the table below.

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Acquisition Date	Location	Purchase Price	Land	Land Improvements	Building and Improvements	Furniture, Fixtures and Equipment	Intangible Assets
2/1/2017	Chicago, IL (1)	$86,201	$13,609	$40	$58,929	$11,926	$1,697
3/31/2017	Seattle, WA (2)	71,795	24,143	30	46,337	844	441
5/3/2017	Columbia, SC (3)	27,604	4,040	7,172	16,392	—	—
6/2/2017	St. Louis, MO (4)	88,076	4,250	161	79,733	3,394	538
6/29/2017	Atlanta, GA (5)	88,744	16,611	483	68,861	2,789	—
8/1/2017	Columbus, OH (6)	49,188	6,100	49	40,678	2,361	—
8/23/2017	Charlotte, NC (7)	43,972	2,682	1,011	35,266	5,013	—
9/8/2017	Atlanta, GA (8)	940	940	—	—	—	—
9/26/2017	Various (9)	139,954	30,731	6,393	93,914	8,916	—
9/28/2017	Sayre, OK (10)	8,664	1,030	—	7,634	—	—
		$605,138	$104,136	$15,339	$447,744	$35,243	$2,676

(1)
On February 1, 2017, we acquired the 483 room Hotel Allegro in Chicago, IL for a purchase price of $86,201, including capitalized acquisition costs of $707. We added this Kimpton® branded hotel to our management agreement with InterContinental Hotels Group, plc, or InterContinental. See Note 8 for further information regarding our InterContinental agreement.

(2)
On March 31, 2017, we acquired the 121 room Hotel Alexis in Seattle, WA for a purchase price of $71,795, including capitalized acquisition costs of $170. We added this Kimpton® branded hotel to our management agreement with InterContinental. See Note 8 for further information regarding our InterContinental agreement.

(3)
On May 3, 2017, pursuant to the terms of our June 2015 transaction agreement with TA, as amended, we acquired from, and leased back to, TA a newly developed travel center located in Columbia, SC for a purchase price of $27,604, including capitalized acquisition costs of $2. This property was added to our TA No. 4 lease and our minimum annual rent under the lease increased by $2,346 as a result. See Notes 8 and 10 for further information regarding our TA leases.

(4)
On June 2, 2017, we acquired the 389 room Chase Park Plaza Hotel in St. Louis, MO for a purchase price of $88,076, including capitalized acquisition costs of $462. We converted this hotel to the Royal Sonesta® hotel brand and added it to our management agreement with Sonesta International Hotels Corporation, or Sonesta. See Notes 8 and 10 for further information regarding our Sonesta agreement.

(5)
On June 29, 2017, we acquired the 495 room Crowne Plaza Ravinia hotel located in Atlanta, GA for a purchase price of $88,744, including capitalized acquisition costs of $140. We added this Crowne Plaza® branded hotel to our management agreement with InterContinental. See Note 8 for further information regarding our InterContinental agreement.

(6)
On August 1, 2017, we acquired the 419 room Crowne Plaza & Lofts hotel in Columbus, OH for a purchase price of $49,188, including capitalized acquisition costs of $198. We added this Crowne Plaza® branded hotel to our management agreement with InterContinental. See Note 8 for further information regarding our InterContinental agreement.

(7)
On August 23, 2017, we acquired the 300 room Crowne Plaza hotel in Charlotte, NC for a purchase price of $43,972, including capitalized acquisition costs of $115. We added this Crowne Plaza® branded hotel to our management agreement with InterContinental. See Note 8 for further information regarding our InterContinental agreement.

(8)	On September 8, 2017, we acquired a land parcel adjacent to our Crowne Plaza hotel located in Atlanta, GA for a purchase price of $940, including capitalized acquisition costs of $40.

(9)
On September 26, 2017, we acquired 14 extended stay hotels with 1,653 suites located in 12 states for a purchase price of $139,954, including capitalized acquisition costs of $1,954. In connection with this acquisition, we converted these hotels to the Sonesta ES Suites® brand and added them to our management agreement with Sonesta. See Notes 8 and 10 for further information regarding our Sonesta agreement.

(10)
On September 28, 2017, we acquired land and certain improvements at a travel center that we previously leased from a third party and subleased to TA for a purchase price of $8,664, including capitalized acquisition costs of $64. Effective as of that date, rent due to that third party and TA’s sublease rental obligations to pay the third party rent ceased, and we amended our lease with TA to

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

document a direct lease to TA of that land and those improvements and to increase the annual minimum rent payable by TA to us by $731, which was 8.5% of our purchase price.
Dispositions
During the three months ended September 30, 2017, we sold three of our Carlson Hotels Worldwide, or Carlson, branded hotels. On August 1, 2017, we sold our 159 room Radisson hotel located in Chandler, AZ for net proceeds of $9,085; and we recorded a gain on this sale of $4,336 during the three months ended September 30, 2017. On August 31, 2017, we sold our 143 room Country Inn & Suites hotel located in Naperville, IL for net proceeds of $6,313; and we recorded a gain on this sale of $2,303 during the three months ended September 30, 2017. On September 22, 2017, we sold our 209 room Park Plaza hotel located in Bloomington, MN for net proceeds of $8,030; and we recorded a gain on this sale of $2,709 during the three months ended September 30, 2017. See Note 8 for further information regarding our Carlson agreement.
Note 8. Hotel Management Agreements and Leases
As of September 30, 2017, we owned 323 hotels and 199 travel centers, which are included in 14 operating agreements. We do not operate any of our properties.
As of September 30, 2017, 320 of our hotels are leased to our TRSs and managed by independent hotel operating companies and three hotels are leased to third parties. As of September 30, 2017, our hotel properties are managed by or leased to separate subsidiaries of Marriott International, Inc., or Marriott, InterContinental, Sonesta, Wyndham Hotel Group, or Wyndham, Hyatt Hotels Corporation, or Hyatt, Carlson and Morgans, under nine agreements. These hotel agreements have initial terms expiring between 2019 and 2103. Each of these agreements is for between one and 99 of our hotels. In general, the agreements contain renewal options for all, but not less than all, of the affected properties included in each agreement, and the renewal terms range between 20 to 60 years. Most of these agreements require the third party manager or tenant to: (1) make payments to us of minimum returns or minimum rents; (2) deposit a percentage of total hotel sales into reserves established for the regular refurbishment of our hotels, or FF&E reserves; and (3) for our managed hotels, make payments to our TRSs of additional returns to the extent of available cash flows after payment of operating expenses, funding of the FF&E reserves, payment of our minimum returns, payment of certain management fees and replenishment of security deposits or guarantees. Some of our managers or tenants or their affiliates have provided deposits or guarantees to secure their obligations to pay us.
Marriott No. 1 agreement. Our management agreement with Marriott for 53 hotels, or our Marriott No. 1 agreement, provides that, as of September 30, 2017, we are to be paid an annual minimum return of $69,100 to the extent that gross revenues of the hotels, after payment of hotel operating expenses and funding of the FF&E reserve, are sufficient to do so. Marriott’s base and incentive management fees are only earned after we receive our minimum returns.  We realized minimum returns of $17,247 and $17,126 during the three months ended September 30, 2017 and 2016, respectively, and minimum returns of $51,657 and $51,361 during the nine months ended September 30, 2017 and 2016, respectively, under this agreement. We also realized additional returns of $3,603 and $6,807 during the three and nine months ended September 30, 2017 and $4,372 and $10,621 during the three and nine months ended September 30, 2016, respectively, which represents our share of hotel cash flows in excess of the minimum returns due to us for the period. We do not have any security deposits or guarantees for our minimum returns from the 53 hotels included in our Marriott No. 1 agreement. Accordingly, the minimum returns we receive from these hotels managed by Marriott are limited to the hotels' available cash flows after payment of operating expenses and funding of the FF&E reserve.
We funded $4,638 for capital improvements at certain of the hotels included in our Marriott No. 1 agreement during the nine months ended September 30, 2017. We currently expect to fund approximately $1,000 for capital improvements under our Marriott No. 1 agreement during the remainder of 2017. As we fund these improvements, the annual minimum returns payable to us increase by 10% of the amounts funded.
Marriott No. 234 agreement.  Our management agreement with Marriott for 68 hotels, or our Marriott No. 234 agreement, provides that, as of September 30, 2017, we are to be paid an annual minimum return of $106,538.  We realized minimum returns of $26,591 and $26,571 during the three months ended September 30, 2017 and 2016, respectively, and minimum returns of $79,771 and $79,682 during the nine months ended September 30, 2017 and 2016, respectively, under this agreement. Pursuant to our Marriott No. 234 agreement, Marriott has provided us with a security deposit to cover minimum return payment shortfalls, if any.  Under this agreement, this security deposit may be replenished and increased up to $64,700 from a share of hotel cash flows in excess of the minimum returns due to us. Marriott’s base and incentive management fees are only earned after we receive our minimum returns. During the nine months ended September 30, 2017, our available security

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

deposit was replenished by $9,986 from a share of hotel cash flows in excess of the minimum returns due to us for the period.  The available balance of this security deposit was $26,466 as of September 30, 2017.  Pursuant to our Marriott No. 234 agreement, Marriott has also provided us with a limited guarantee which expires in 2019 for shortfalls up to 90% of our minimum returns, if and after the available security deposit has been depleted. The available balance of the guarantee was $30,672 as of September 30, 2017.
We funded $1,975 of capital improvements to hotels under our Marriott No. 234 agreement during the nine months ended September 30, 2017. We currently expect to fund approximately $3,025 for capital improvements to certain hotels under our Marriott No. 234 agreement during the remainder of 2017.  As we fund these improvements, the annual minimum returns payable to us increase by 9% of the amounts funded.
Marriott No. 5 agreement. We lease one hotel in Kauai, HI to Marriott which requires that, as of September 30, 2017, we are paid annual minimum rents of $10,159. This lease is guaranteed by Marriott and we realized $2,540 and $2,529 of rent for this hotel during the three months ended September 30, 2017 and 2016, respectively, and $7,620 and $7,587 during the nine months ended September 30, 2017 and 2016, respectively.  The guarantee provided by Marriott with respect to this leased hotel is unlimited. Marriott has four renewal options for 15 years each. On August 31, 2016, Marriott notified us that it will not exercise its renewal option at the expiration of the current lease term ending on December 31, 2019.
InterContinental agreement. Our management agreement with InterContinental for 99 hotels, or our InterContinental agreement, provides that, as of September 30, 2017, we are to be paid annual minimum returns and rents of $188,920.  We realized minimum returns and rents of $46,404 and $40,084 during the three months ended September 30, 2017 and 2016, respectively, and minimum returns and rents of $131,649 and $118,372 during the nine months ended September 30, 2017 and 2016, respectively, under this agreement.  We also realized additional returns under this agreement of $8,264 and $3,563 during the three months ended September 30, 2017 and 2016, respectively, and $11,836 and $7,467 during the nine months ended September 30, 2017 and 2016, respectively, from our share of hotel cash flows in excess of the minimum returns and rents due to us for those periods.
Pursuant to our InterContinental agreement, InterContinental has provided us with a security deposit to cover minimum payment shortfalls, if any.  Under this agreement, InterContinental is required to maintain a minimum security deposit of $37,000 and this security deposit may be replenished and increased up to $100,000 from a share of future cash flows from the hotels in excess of our minimum returns and rents. During the nine months ended September 30, 2017, the available security deposit was replenished by $7,557 from the hotels’ cash flows in excess of the minimum payments due to us for the period.
During the nine months ended September 30, 2017, we amended our InterContinental agreement in connection with each of the five hotel acquisitions we made during that period. See Note 7 for further information regarding these acquisitions. As a result of the amendments, the annual minimum returns and rents due to us increased and InterContinental provided us an aggregate of $19,696 to supplement the existing security deposit. The available balance of the InterContinental security deposit was at the contractually capped amount of $100,000 as of September 30, 2017.
We did not fund any capital improvements to our InterContinental hotels during the nine months ended September 30, 2017. We currently expect to fund approximately $10,950 for capital improvements under our InterContinental agreement during the remainder of 2017, approximately $28,000 during 2018 and approximately $20,000 during 2019. As we fund these improvements, the annual minimum returns and rents payable to us increase by 8% of the amounts funded.
Sonesta agreement. As of September 30, 2017, Sonesta managed 10 of our full service hotels and 39 of our limited service hotels pursuant to management agreements for each of the hotels, which we refer to collectively as our Sonesta agreement, and a pooling agreement, which combines those management agreements for purposes of calculating gross revenues, payment of hotel operating expenses, payment of fees and distributions and minimum returns due to us.
Our Sonesta agreement provides that we are paid a fixed annual minimum return equal to 8% of our invested capital, as defined therein, if gross revenues of the hotels, after payment of hotel operating expenses and management and related fees (other than Sonesta’s incentive fee, if applicable), are sufficient to do so.  As of September 30, 2017, the annual minimum return was $108,973. Our Sonesta agreement further provides that we are paid an additional return based upon operating profits, as defined therein, after payment of Sonesta’s incentive fee, if applicable. We do not have any security deposits or guarantees for the hotels managed by Sonesta.  Accordingly, the returns we receive from our hotels managed by Sonesta are limited to the available hotels’ cash flows after payment of operating expenses. We realized returns of $18,741 and $19,133 during the three

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

months ended September 30, 2017 and 2016, respectively, and returns of $53,808 and $51,279 during the nine months ended September 30, 2017 and 2016, respectively, under our Sonesta agreement.
Pursuant to our Sonesta agreement, we recognized management, reservation and system fees and reimbursement costs for certain guest loyalty, marketing program and third party reservation transmission fees aggregating $7,432 and $6,712 for the three months ended September 30, 2017 and 2016, respectively, and $20,719 and $19,007 for the nine months ended September 30, 2017 and 2016, respectively. In addition, we recognized procurement and construction supervision fees of $479 and $344 for the three months ended September 30, 2017 and 2016, respectively, and $673 and $1,268 for the nine months ended September 30, 2017 and 2016, respectively, pursuant to our Sonesta agreement. These amounts are included in hotel operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.
Our Sonesta agreement does not require FF&E escrow deposits, but does require us to fund capital expenditures that we approve at our hotels managed by Sonesta. We funded $21,892 for renovations and other capital improvements to hotels included in our Sonesta agreement during the nine months ended September 30, 2017.  We currently expect to fund approximately $7,692 for renovations and other capital improvements during the remainder of 2017, approximately $86,000 during 2018 and approximately $5,000 during 2019. The annual minimum returns due to us under our Sonesta agreement increase by 8% of the amounts funded in excess of threshold amounts, as defined therein. We owed Sonesta $5,685 and $4,467 for capital expenditure and other reimbursements at September 30, 2017 and 2016, respectively. Amounts due to Sonesta are included in due to related persons in our condensed consolidated balance sheets.
See Note 10 for further information regarding our relationship with Sonesta and Note 7 for further information regarding the effects of certain of our property acquisitions on our agreements with Sonesta.
Wyndham agreements. Our management agreement with Wyndham for 22 hotels, or our Wyndham agreement, provides that, as of September 30, 2017, we are to be paid annual minimum returns of $27,401.  We realized returns of $6,847 and $6,687 during the three months ended September 30, 2017 and 2016, respectively, and returns of $20,489 and $20,009 during the nine months ended September 30, 2017 and 2016, respectively, under this agreement. Pursuant to our Wyndham agreement, Wyndham has provided us with a guarantee, which is limited to $35,656, subject to an annual payment limit of $17,828 and expires on July 28, 2020. As of December 31, 2016, $1,090 remained available to cover payment shortfalls of our minimum returns due under the management agreement. During the nine months ended September 30, 2017, the hotels under this agreement generated cash flows that were less than the minimum returns due to us and the remaining guarantee was depleted. This guarantee may be replenished from a share of future cash flows from these hotels in excess of our minimum returns. As of November 7, 2017, Wyndham has paid all of the minimum returns due to us under our Wyndham agreement.
We also lease 48 vacation units in one of our hotels to Wyndham Vacation Resorts, Inc., a subsidiary of Wyndham, or Wyndham Vacation, which requires that, as of September 30, 2017, we are paid annual minimum rents of $1,407.  The guarantee provided by Wyndham with respect to the Wyndham Vacation lease for part of one hotel is unlimited.  We recognized rents of $454 during both the three months ended September 30, 2017 and 2016 and $1,361 during both the nine months ended September 30, 2017 and 2016 under our Wyndham Vacation lease agreement. Rental income for the three months ended September 30, 2017 and 2016 for this lease includes $102 and $112, respectively, and $306 and $336 for the nine months ended September 30, 2017 and 2016, respectively, of adjustments necessary to record rent on a straight line basis.
Our Wyndham agreement requires FF&E escrow deposits equal to 5% of total hotel sales for all hotels included in the agreement subject to available cash flows after payment of our minimum return. No FF&E escrow deposits were made during the nine months ended September 30, 2017 due to insufficient available cash flows generated at these hotels.
We funded $5,045 for capital improvements to certain hotels included in our Wyndham agreement during the nine months ended September 30, 2017.  We currently expect to fund approximately $1,800 for capital improvements under this agreement during the remainder of 2017.  As we fund these improvements, the annual minimum returns payable to us increase by 8% of the amounts funded.
Hyatt agreement. Our management agreement with Hyatt for 22 hotels, or our Hyatt agreement, provides that, as of September 30, 2017, we are to be paid an annual minimum return of $22,037. We realized minimum returns of $5,509 during each of the three months ended September 30, 2017 and 2016 and minimum returns of $16,528 during each of the nine months ended September 30, 2017 and 2016 under this agreement. Pursuant to our Hyatt agreement, Hyatt has provided us with a guarantee, which is limited to $50,000. During the nine months ended September 30, 2017, our available guarantee was

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

replenished by $3,517 from a share of hotel cash flows in excess of the minimum returns due to us. The available balance of the guarantee was $21,826 as of September 30, 2017.
Carlson agreement. Our management agreement with Carlson for 8 hotels, or our Carlson agreement, provides that, as of September 30, 2017, we are to be paid an annual minimum return of $12,920. We realized minimum returns of $3,230 during each of the three months ended September 30, 2017 and 2016 and minimum returns of $9,690 during each of the nine months ended September 30, 2017 and 2016 under this agreement. Pursuant to our Carlson agreement, Carlson has provided us with a guarantee, which is limited to $40,000. During the nine months ended September 30, 2017, our available guarantee was replenished by $4,716 from a share of hotel cash flows in excess of the minimum returns due to us. The available balance of the guarantee was $33,545 as of September 30, 2017. In June 2017, we amended our Carlson agreement and agreed to sell three hotels. During the three months ended September 30, 2017, we completed the sale of these three hotels and deposited $15,398 of the net sales proceeds into the FF&E reserve escrow account for our Carlson agreement. The remaining net sales proceeds of $8,030 were deposited into the FF&E reserve escrow account in October 2017. See Note 7 for further information regarding these sales. The net proceeds from these sales will be used to fund certain renovations to the remaining hotels operated under our Carlson agreement and we have agreed to fund up to $35,000 for renovation costs in excess of the net sales proceeds and available FF&E reserves. We currently expect to fund approximately $6,400 during 2018 and approximately $28,600 during 2019 for these renovations. Our annual minimum returns and the limited guaranty cap under our Carlson agreement will increase by 8% of any amounts we fund (excluding the net sales proceeds described above). In addition, in June 2017, the initial term of the management agreement and the limited guarantee provided by Carlson were extended to December 31, 2035.
Morgans agreement.  We lease The Clift Hotel in San Francisco, CA to a subsidiary of Morgans. This lease is scheduled to expire in 2103 and requires annual rent to us of $7,595, which amount is scheduled to increase on October 14, 2019 and every five years thereafter based upon consumer price index increases, but no less than 10% and no more than 20% at the time of each increase. Although the terms of this lease might have qualified this lease as a direct financing lease under GAAP, we recognize the rental income we receive from Morgans on a cash basis because of uncertainty regarding our collection of future rent increases. In December 2016, we notified Morgans that the closing of its merger with SBE Entertainment Group LLC, or SBE, without our consent was a breach of its lease obligations and shortly thereafter we commenced an unlawful detainer action in the California state courts to compel Morgans and SBE to surrender possession of this hotel to us. We are pursuing this litigation and are in discussions with Morgans and SBE regarding this hotel. The outcome of this pending litigation and our discussions with Morgans and SBE is not assured, but we believe Morgans may surrender to us possession of this hotel or that the court will determine that Morgans and SBE have breached the lease. We also believe that this hotel may require substantial capital investment to remain competitive in its market. The continuation of our dispute with Morgans and SBE is causing us to incur legal fees. Despite the continuation of this dispute, Morgans has paid the rents due to us through November 7, 2017; however, we believe that we may suffer some loss of future rent from this hotel, at least until this hotel is renovated and operations improve.
TA leases. As of September 30, 2017, we leased to TA a total of 199 travel centers under five leases.
We recognized rental income from TA of $73,279 and $69,866 for the three months ended September 30, 2017 and 2016, respectively, and $217,420 and $206,950 for the nine months ended September 30, 2017 and 2016, respectively. Rental income for the three months ended September 30, 2017 and 2016 includes $2,988 and $2,823, respectively, and $8,907 and $10,053 for the nine months ended September 30, 2017 and 2016, respectively, of adjustments necessary to record the deferred rent obligations under our TA leases and the estimated future payments to us by TA for the cost of removing underground storage tanks on a straight line basis. As of September 30, 2017 and December 31, 2016, we had receivables for current rent amounts owed to us by TA and straight line rent adjustments of $75,231 and $65,332, respectively. These amounts are included in due from related persons in our condensed consolidated balance sheets. In addition, as of September 30, 2017, TA owed us deferred rent of $150,000, which is due and payable on various dates from 2024 through 2032.
Our TA leases do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components. Under our TA leases, TA may request that we fund capital improvements in return for increases in TA’s annual minimum rent. We funded $62,888 and $75,314 for the nine months ended September 30, 2017 and 2016, respectively, of qualifying capital improvements to our TA leases. As a result, TA’s annual minimum rent payable to us increased by $5,345 and $6,402, respectively. We currently expect to fund approximately $16,090 for renovations and other capital improvements to our travel centers during the remainder of 2017. TA is not obligated to request and we are not obligated to fund any such improvements.

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

In addition to the rental income we recognized from TA during the three and nine months ended September 30, 2017 and 2016 as described above, our TA leases require TA to pay us percentage rent based upon increases in certain sales. We determine percentage rent due under our TA leases annually and recognize any resulting amount as rental income when all contingencies are met. We had aggregate deferred percentage rent under our TA leases of $435 and $408 for the three months ended September 30, 2017 and 2016, respectively, and $1,384 and $937 for the nine months ended September 30, 2017 and 2016, respectively.
See Note 10 for further information regarding our relationship with TA and Note 7 for further information regarding the effects of certain 2017 property acquisitions on our leases with TA.
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
The net operating results of our managed hotel portfolios exceeded, in the aggregate, the minimum returns due to us in both the three months ended September 30, 2017 and 2016. Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $5,699 and $2,248 less than the minimum returns due to us in the three months ended September 30, 2017 and 2016, respectively, and $18,971 and $12,618 less than the minimum returns due to us in the nine months ended September 30, 2017 and 2016, respectively. When the managers of these hotels fund these shortfalls under the terms of our operating agreements or their guarantees, we reflect such fundings (including security deposit applications) in our condensed consolidated statements of comprehensive income as a reduction of hotel operating expenses. There was no reduction to hotel operating expenses in the three months ended September 30, 2017 or 2016 and reductions of $2,689 and $592 in the nine months ended September 30, 2017 and 2016, respectively, as a result of such fundings. We had shortfalls at certain of our managed hotel portfolios not funded by the managers of these hotels under the terms of our operating agreements of $5,699 and $2,248 in the three months ended September 30, 2017 and 2016, respectively, and $16,282 and $12,026 in the nine months ended September 30, 2017 and 2016, respectively, which represent the unguaranteed portions of our minimum returns from Sonesta.
Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $31,355 and $35,123 more than the minimum returns due to us in the three months ended September 30, 2017 and 2016, respectively, and $67,052 and $80,867 more than the minimum returns due to us in the nine months ended September 30, 2017 and 2016, respectively. Like the security deposits we hold, certain guarantees held by us may be replenished by a share of future cash flows from the applicable hotels' operations in excess of the minimum returns due to us pursuant to the terms of the respective operating agreements.  When our guarantees and our security deposits are replenished by cash flows from hotel operations, we reflect such replenishments in our condensed consolidated statements of comprehensive income as an increase to hotel operating expenses.  We had $10,099 and $15,103 of guarantee and security deposit replenishments in the three months ended September 30, 2017 and 2016, respectively, and $26,319 and $33,897 of guarantee and security deposit replenishments in the nine months ended September 30, 2017 and 2016, respectively.
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
Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $10,865 and $34,942 for the three months ended September 30, 2017 and 2016, respectively, and $68,526 and $83,547 for the nine months ended September 30, 2017 and 2016, respectively. The business management fees for the three and nine months ended September 30, 2017 include estimated annual incentive fees for 2017 of $873 and $38,243, respectively, based on our common share total return, as defined, as of September 30, 2017. Although we recognized estimated incentive fees in accordance with

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

GAAP, the actual amount of annual incentive fees payable to RMR LLC for 2017, if any, will be calculated based on our common share total return, as defined, for the three year period ending December 31, 2017, and will be payable in 2018. The net business management fees we recognized for the three months ended September 30, 2016 and nine months ended September 30, 2016 included $25,036 and $56,272, respectively, of then estimated 2016 incentive fees; in January 2017, we paid RMR LLC an incentive fee of $52,407 for 2016. The net business management fees we recognized for the 2017 and 2016 periods are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.
Pursuant to our property management agreement with RMR LLC, we recognized property management fees of $12 and $16 for the three months ended September 30, 2017 and 2016, respectively, and $33 and $42 for the nine months ended September 30, 2017 and 2016, respectively.  These fees are payable to RMR LLC in connection with the management of the office building component of one of our hotels. These amounts are included in hotel operating expenses in our condensed consolidated statements of comprehensive income.
We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf. We recognized $40 and $45 for property management related expenses related to the office building component of one of our hotels for the three months ended September 30, 2017 and 2016, respectively, and $131 and $129 for the nine months ended September 30, 2017 and 2016, respectively. These amounts are included in hotel operating expenses in our condensed consolidated statements of comprehensive income. In addition, we are responsible for our share of RMR LLC’s costs for providing our internal audit function. The amounts recognized as expense for internal audit costs were $67 and $34 for the three months ended September 30, 2017 and 2016, respectively, and $202 and $168 for the nine months ended September 30, 2017 and 2016, respectively. These amounts are included in general and administrative expenses in our condensed consolidated statements of comprehensive income for these periods.
Note 10. Related Person Transactions
We have relationships and historical and continuing transactions with TA, Sonesta, RMR LLC, The RMR Group Inc., or RMR Inc., AIC and others related to them, including other companies to which RMR LLC provides management services and which have trustees, directors and officers who are also our Trustees or officers.
TA.  TA is our largest tenant and property operator, leasing 35% of our gross carrying value of real estate properties as of September 30, 2017. We lease all of our travel centers to TA. We are also TA’s largest shareholder; as of September 30, 2017, we owned 3,420,000 common shares of TA, representing approximately 8.6% of TA’s outstanding common shares. RMR LLC provides management services to both us and TA. See Notes 7 and 8 for further information regarding our relationships, agreements and transactions with TA and Note 13 for further information regarding our investment in TA.
Sonesta. Sonesta is a private company owned by our Managing Trustees. As of September 30, 2017, Sonesta managed 49 of our hotels pursuant to management and pooling agreements. See Notes 7 and 8 for further information regarding our relationships, agreements and transactions with Sonesta.
Our Manager, RMR LLC. See Note 9 for further information regarding our management agreements with RMR LLC.
We have historically granted share awards to certain RMR LLC employees under our equity compensation plans. In September 2017 and 2016, we granted annual share awards of 85,000 and 79,100 of our common shares, respectively, to our officers and to other employees of RMR LLC. In September 2017 and 2016, we purchased 18,559 and 19,677 of our common shares, respectively, at the closing price of our common shares on Nasdaq on the date of purchase, from certain employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. We include the amounts recognized as expense for share awards in general and administrative expenses in our condensed consolidated statements of comprehensive income.
RMR Inc. RMR LLC is a subsidiary of RMR Inc. and RMR Inc. is the managing member of RMR LLC. The controlling shareholder of RMR Inc., ABP Trust, is owned by our Managing Trustees. As of September 30, 2017, we hold 2,503,777 shares of class A common stock of RMR Inc. See Note 13 for further information regarding our investment in RMR Inc.
In June 2017, we and our manager, RMR LLC, became aware that we had been a victim of a criminal fraud that law enforcement authorities refer to as business email compromise fraud. This fraud involved a person pretending to be the representative of the seller in one of our property acquisition transactions and such imposter providing fraudulent wire

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

instructions to one of our senior officers. As a result, funds were sent by wire transfer to an account that was believed to be, but in fact was not, the seller’s account. RMR LLC reimbursed us during the second quarter of 2017 for this fraudulent wire payment. As a result of the reimbursement, this matter had no effect on our condensed consolidated financial statements.
AIC. We, ABP Trust, TA and four other companies to which RMR LLC provides management services currently own AIC, an Indiana insurance company, in equal amounts. We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC. We paid aggregate annual premiums, including taxes and fees, of approximately $6,352 in connection with this insurance program for the policy year ending June 30, 2018, which amount may be adjusted from time to time as we acquire and dispose of properties that are included in this insurance program.
As of September 30, 2017 and December 31, 2016, our investment in AIC had a carrying value of $7,952 and $7,123, respectively. These amounts are included in other assets in our condensed consolidated balance sheets. We recognized income related to our investment in AIC, which amounts are presented as equity in earnings of an investee in our condensed consolidated statements of comprehensive income. Our other comprehensive income includes our proportionate part of unrealized gains on securities which are owned and held for sale by AIC.
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

During the three and nine months ended September 30, 2017, we recognized income tax expense of $619 and $1,761, respectively, which includes $125 and $486, respectively, of foreign taxes, ($6) and $30, respectively, of federal taxes and $500 and $1,245, respectively, of state taxes.  During the three and nine months ended September 30, 2016, we recognized income tax expense of $948 and $3,483, respectively, which includes $415 and $2,018, respectively, of foreign taxes, ($59) and $32, respectively, of federal taxes and $592 and $1,433, respectively, of state taxes.

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 12.  Segment Information

We aggregate our hotels and travel centers into two reportable segments, hotel investments and travel center investments, based on their similar operating and economic characteristics.

	For the Three Months Ended September 30, 2017
	Hotels	Travel Centers	Corporate	Consolidated
Revenues:
Hotel operating revenues	$495,550	$—	$—	$495,550
Rental income	7,617	73,279	—	80,896
FF&E reserve income	1,142	—	—	1,142
Total revenues	504,309	73,279	—	577,588

Expenses:
Hotel operating expenses	343,274	—	—	343,274
Depreciation and amortization	61,996	36,209	—	98,205
General and administrative	—	—	13,404	13,404
Total expenses	405,270	36,209	13,404	454,883

Operating income (loss)	99,039	37,070	(13,404)	122,705

Dividend income	—	—	626	626
Interest income	—	—	211	211
Interest expense	—	—	(46,574)	(46,574)
Income (loss) before income taxes, equity in earnings of an investee and gain on sale of real estate	99,039	37,070	(59,141)	76,968
Income tax expense	—	—	(619)	(619)
Equity in earnings of an investee	—	—	31	31
Income (loss) before gain on sale of real estate	99,039	37,070	(59,729)	76,380
Gain on sale of real estate	9,348	—	—	9,348
Net income (loss)	$108,387	$37,070	$(59,729)	$85,728

	For the Nine Months Ended September 30, 2017
	Hotels	Travel Centers	Corporate	Consolidated
Revenues:
Hotel operating revenues	$1,392,995	$—	$—	$1,392,995
Rental income	22,854	217,420	—	240,274
FF&E reserve income	3,524	—	—	3,524
Total revenues	1,419,373	217,420	—	1,636,793

Expenses:
Hotel operating expenses	965,546	—	—	965,546
Depreciation and amortization	179,503	107,308	—	286,811
General and administrative	—	—	76,097	76,097
Total expenses	1,145,049	107,308	76,097	1,328,454

Operating income (loss)	274,324	110,112	(76,097)	308,339

Dividend income	—	—	1,878	1,878
Interest income	—	—	590	590
Interest expense	—	—	(135,329)	(135,329)
Income (loss) before income taxes, equity in earnings of an investee and gain on sale of real estate	274,324	110,112	(208,958)	175,478
Income tax expense	—	—	(1,761)	(1,761)
Equity in earnings of an investee	—	—	533	533
Income (loss) before gain on sale of real estate	274,324	110,112	(210,186)	174,250
Gain on sale of real estate	9,348	—	—	9,348
Net income (loss)	$283,672	$110,112	$(210,186)	$183,598

	As of September 30, 2017
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$4,490,298	$2,486,179	$167,990	$7,144,467

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

	For the Three Months Ended September 30, 2016
	Hotels	Travel Centers	Corporate	Consolidated
Revenues:
Hotel operating revenues	$464,981	$—	$—	$464,981
Rental income	7,604	69,866	—	77,470
FF&E reserve income	1,065	—	—	1,065
Total revenues	473,650	69,866	—	543,516

Expenses:
Hotel operating expenses	322,012	—	—	322,012
Depreciation and amortization	56,397	33,742	—	90,139
General and administrative	—	—	37,739	37,739
Acquisition related costs	156	—	—	156
Total expenses	378,565	33,742	37,739	450,046

Operating income (loss)	95,085	36,124	(37,739)	93,470

Dividend income			626	626
Interest income	—	—	89	89
Interest expense	—	—	(41,280)	(41,280)
Loss on early extinguishment of debt			(158)	(158)
Income (loss) before income taxes and equity in earnings of an investee	95,085	36,124	(78,462)	52,747
Income tax expense	—	—	(948)	(948)
Equity in earnings of an investee	—	—	13	13
Net income (loss)	$95,085	$36,124	$(79,397)	$51,812

	For the Nine Months Ended September 30, 2016
	Hotels	Travel Centers	Corporate	Consolidated
Revenues:
Hotel operating revenues	$1,334,656	$—	$—	$1,334,656
Rental income	22,810	206,950	—	229,760
FF&E reserve income	3,517	—	—	3,517
Total revenues	1,360,983	206,950	—	1,567,933

Expenses:
Hotel operating expenses	923,239	—	—	923,239
Depreciation and amortization	167,485	98,707	—	266,192
General and administrative	—	—	91,127	91,127
Acquisition related costs	885	—	—	885
Total expenses	1,091,609	98,707	91,127	1,281,443

Operating income (loss)	269,374	108,243	(91,127)	286,490

Dividend income			1,375	1,375
Interest income	—	—	227	227
Interest expense	—	—	(124,564)	(124,564)
Loss on early extinguishment of debt			(228)	(228)
Income (loss) before income taxes and equity in earnings of an investee	269,374	108,243	(214,317)	163,300
Income tax expense	—	—	(3,483)	(3,483)
Equity in earnings of an investee	—	—	107	107
Net income (loss)	$269,374	$108,243	$(217,693)	$159,924

	As of December 31, 2016
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$4,005,481	$2,483,718	$145,029	$6,634,228

Note 13.  Fair Value of Assets and Liabilities
The table below presents certain of our assets carried at fair value at September 30, 2017, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

		Fair Value at September 30, 2017 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Carrying Value at	Identical Assets	Observable Inputs	Unobservable Inputs
Description	September 30, 2017	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurement Assets:
Investment in TA (1)	$14,535	$14,535	$—	$—
Investment in RMR Inc.(2)	$128,569	$128,569	$—	$—

(1)
Our 3,420,000 common shares of TA, which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs).  Our historical cost basis for these shares is $17,407 as of September 30, 2017.  The unrealized loss of ($2,872) for these shares as of September 30, 2017 is included in cumulative other comprehensive income in our condensed consolidated balance sheets. We evaluated the decline in the fair value of the TA shares and determined that based on the severity and duration of the decline, and our ability and intent to hold the investment for a reasonable period of time sufficient for a recovery of fair value, we do not consider this investment to be other-than-temporarily impaired at September 30, 2017.

(2)
Our 2,503,777 shares of class A common stock of RMR Inc., which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs).  Our historical cost basis for these shares is $66,374 as of September 30, 2017.  The unrealized gain of $62,195 for these shares as of September 30, 2017 is included in cumulative other comprehensive income in our condensed consolidated balance sheets.

In addition to the investment securities included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, revolving credit facility, term loan, senior notes and security deposits. At September 30, 2017 and December 31, 2016, the fair values of these additional financial instruments approximated their carrying values in our condensed consolidated balance sheets due to their short term nature or variable interest rates, except as follows:

	September 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	Value (1)	Value	Value (1)	Value
Senior Unsecured Notes, due 2018 at 6.70% (2)	$349,812	$351,253	$349,387	$358,740
Senior Unsecured Notes, due 2021 at 4.25%	395,137	417,246	394,056	413,790
Senior Unsecured Notes, due 2022 at 5.00%	494,095	537,360	493,187	527,945
Senior Unsecured Notes, due 2023 at 4.50%	499,063	530,825	298,134	298,845
Senior Unsecured Notes, due 2024 at 4.65%	347,383	367,026	347,079	348,523
Senior Unsecured Notes, due 2025 at 4.50%	344,883	360,227	344,368	341,439
Senior Unsecured Notes, due 2026 at 5.25%	340,544	375,799	339,697	354,772
Senior Unsecured Notes, due 2027 at 4.95%	392,948	421,316	—	—
Convertible Unsecured Senior Notes, due 2027 at 3.8% (3)	—	—	8,478	8,599
Total financial liabilities	$3,163,865	$3,361,052	$2,574,386	$2,652,653

(1)	Carrying value includes unamortized discounts and premiums and certain issuance costs.

(2)	These senior notes were redeemed at par plus accrued interest in October 2017.

(3)	These convertible senior notes were redeemed at par plus accrued interest in April 2017.

At September 30, 2017 and December 31, 2016, we estimated the fair values of our senior notes using an average of the bid and ask price of our then outstanding issuances of senior notes (Level 2 inputs).  We estimated the fair value of our convertible senior notes at December 31, 2016 using discounted cash flow analyses and currently prevailing market interest rates (Level 3 inputs) because no market quotes or other observable inputs for these notes were available at December 31, 2016.

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
Management agreements and leases.  At September 30, 2017, we owned 323 hotels operated under nine agreements; 320 of these hotels are leased by us to our wholly owned TRSs and managed by hotel operating companies and three are leased to hotel operating companies.  At September 30, 2017, our 199 owned travel centers are leased to TA under five agreements. Our condensed consolidated statements of comprehensive income include operating revenues and expenses of our managed hotels and rental income from our leased hotels and travel centers.
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
Hotel operations. During the three and nine months ended September 30, 2017, the U.S. hotel industry generally realized increases in occupancy, average daily rate, or ADR, and revenue per available room, or RevPAR, compared to the same periods in 2016. During the three months ended September 30, 2017, our 302 comparable hotels that we have owned continuously since July 1, 2016 produced aggregate year over year declines in occupancy, ADR and RevPAR. During the nine months ended September 30, 2017, our 299 comparable hotels that we have owned continuously since January 1, 2016 produced aggregate year over year increases in ADR and RevPAR, but below the industry generally, and a decline in occupancy. We believe these results are, in part, due to the disruption and displacement at certain of our hotels undergoing renovations, increased competition from new hotel room supply in certain markets and decreased business activity in areas where some of our hotels are located.
For the three months ended September 30, 2017 compared to the same period in 2016 for our 302 comparable hotels that we have owned continuously since July 1, 2016: ADR decreased 0.2% to $126.94; occupancy decreased 0.2 percentage points to 79.9%; and RevPAR decreased 0.4% to $101.43.
For the three months ended September 30, 2017 compared to the same period in 2016 for all our 323 hotels: ADR decreased 0.1% to $128.27; occupancy decreased 0.8 percentage points to 79.4%; and RevPAR decreased 1.1% to $101.85.
For the nine months ended September 30, 2017 compared to the same period in 2016 for our 299 comparable hotels that we have owned continuously since January 1, 2016: ADR increased 0.6% to $126.59; occupancy decreased 0.3 percentage points to 77.3%; and RevPAR increased 0.2% to $97.85.
For the nine months ended September 30, 2017 compared to the same period in 2016 for all our 323 hotels: ADR increased 0.5% to $127.87; occupancy decreased 0.5 percentage points to 76.9%; and RevPAR decreased 0.2% to $98.33.
Additional details of our hotel operating agreements and agreements with TA are set forth in Notes 8 and 10 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the table and notes thereto on pages 34 through 36 below.

Results of Operations (dollar amounts in thousands, except share amounts)
Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

	For the Three Months Ended September 30,
			Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$495,550	$464,981	$30,569	6.6%
Rental income - hotels	7,617	7,604	13	0.2%
Rental income - travel centers	73,279	69,866	3,413	4.9%
Total rental income	80,896	77,470	3,426	4.4%
FF&E reserve income	1,142	1,065	77	7.2%

Expenses:
Hotel operating expenses	343,274	322,012	21,262	6.6%
Depreciation and amortization - hotels	61,996	56,397	5,599	9.9%
Depreciation and amortization - travel centers	36,209	33,742	2,467	7.3%
Total depreciation and amortization	98,205	90,139	8,066	8.9%
General and administrative	13,404	37,739	(24,335)	(64.5)%
Acquisition related costs	—	156	(156)	(100.0)%

Operating income	122,705	93,470	29,235	31.3%

Dividend income	626	626	—	—%
Interest income	211	89	122	137.1%
Interest expense	(46,574)	(41,280)	(5,294)	12.8%
Loss on early extinguishment of debt	—	(158)	158	—%
Income before income taxes, equity earnings of an investee and gain on sale of real estate	76,968	52,747	24,221	45.9%
Income tax expense	(619)	(948)	329	(34.7)%
Equity in earnings of an investee	31	13	18	138.5%
Income before gain on sale of real estate	76,380	51,812	24,568	47.4%
Gain on sale of real estate	9,348	—	9,348	100.0%
Net income	85,728	51,812	33,916	65.5%
Preferred distributions	—	(5,166)	5,166	(100.0)%
Net income available for common shareholders	$85,728	$46,646	$39,082	83.8%

Weighted average shares outstanding (basic)	164,149	157,217	6,932	4.4%
Weighted average shares outstanding (diluted)	164,188	157,263	6,925	4.4%

Net income available for common shareholders per common share (basic and diluted)	$0.52	$0.30	$0.22	73.3%

References to changes in the income and expense categories below relate to the comparison of condensed consolidated results for the three months ended September 30, 2017, compared to the three months ended September 30, 2016.
Hotel operating revenues. The increase in hotel operating revenues is a result of our hotel acquisitions since July 1, 2016 ($33,493) and increased revenues at certain of our managed hotels due to higher occupancies ($14,440), partially offset by decreased revenues at certain of our managed hotels primarily as a result of decreases in ADR and lower occupancies compared to the 2016 period ($13,767), decreased revenues at certain hotels undergoing renovations during all or part of the 2017 period resulting in lower occupancies ($2,005) and the effect of our hotel dispositions since July 1, 2016 ($1,592). Additional operating statistics of our hotels are included in the table on page 37.

Rental income - hotels. The increase in rental income - hotels is a result of contractual rent increases under certain of our hotel leases and increases in the minimum rents due to us as we funded improvements at certain of our leased hotels since July 1, 2016.  Rental income - hotels for the 2017 and 2016 periods includes $99 and $109, respectively, of adjustments to record rent on a straight line basis.
Rental income - travel centers. The increase in rental income - travel centers is a result of increases in the minimum rents due to us for improvements we purchased at certain of our travel centers since July 1, 2016 ($2,312), our travel center acquisitions since July 1, 2016 ($937) and an increase in straight line rent adjustments under our TA leases ($164). Rental income - travel centers for the 2017 and 2016 periods includes $2,988 and $2,823, respectively, of adjustments necessary to record scheduled rent increases under our TA leases, the deferred rent obligations payable to us under our TA leases and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks on a straight line basis.
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

Hotel operating expenses. The increase in hotel operating expenses is a result of our hotel acquisitions since July 1, 2016 ($34,042), partially offset by a decrease in the amount of guaranty and security deposit replenishments under certain of our hotel management agreements ($5,004), a decrease in wage and benefit costs, sales and marketing expenses and other operating costs at certain of our managed hotels ($4,179), operating expense decreases at certain managed hotels undergoing renovations during the 2017 period due to lower occupancies ($2,005) and the effect of our hotel dispositions since July 1, 2016 ($1,592). Certain guarantees and security deposits which have been applied to past payment deficits may be replenished from a share of subsequent cash flows from the applicable hotel operations pursuant to the terms of the respective management agreements.  When our guarantees and our security deposits are replenished by cash flows from hotel operations, we reflect such replenishments in our condensed consolidated statements of comprehensive income as an increase to hotel operating expenses.
Depreciation and amortization - hotels. The increase in depreciation and amortization - hotels is primarily due to the effect of our hotel acquisitions since July 1, 2016 ($4,745) and the depreciation and amortization of improvements acquired with funds from our FF&E reserves or directly funded by us since July 1, 2016 ($2,739), partially offset by certain of our depreciable assets becoming fully depreciated since July 1, 2016 ($1,885).
Depreciation and amortization - travel centers. The increase in depreciation and amortization - travel centers is due to the depreciation and amortization of travel center improvements we purchased since July 1, 2016 ($2,356) and the effect of our travel center acquisitions since July 1, 2016 ($340), partially offset by certain of our depreciable assets becoming fully depreciated since July 1, 2016 ($229).
General and administrative. The decrease in general and administrative costs is primarily due to a decrease in business management fees as a result of lower estimated incentive fees recognized in the 2017 period.
Acquisition related costs. Acquisition related costs represent legal and other costs incurred in connection with our 2016 acquisition activities. Pursuant to a change in GAAP, beginning in 2017, we capitalize our asset acquisition related costs.
Operating income. Our operating income increased in the 2017 period compared to the 2016 period primarily due to the revenue and expense changes discussed above.
Dividend income. Dividend income represents the dividends we received from our investment in RMR Inc.
Interest income. The increase in interest income is due to higher average cash balances and interest rates during the 2017 period.
Interest expense. The increase in interest expense is due to higher average outstanding borrowings, partially offset by a lower weighted average interest rate, in the 2017 period.
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
Gain on sale of real estate. We recorded a $9,348 gain on sale of real estate in the 2017 period in connection with the sale of three hotels.
Preferred distributions. The decrease in preferred distributions is the result of the redemption of all of our outstanding 7.125% Series D cumulative redeemable preferred shares in February 2017.
Net income and net income available for common shareholders. Our net income, net income available for common shareholders and net income available for common shareholders per common share (basic and diluted) each increased in the 2017 period compared to the 2016 period primarily due to the revenue and expense changes and the gain on sale of real estate discussed above. The percentage increase in net income available for common shareholders per common share (basic and diluted) is lower primarily as a result of the higher number of weighted average common shares outstanding (basic and diluted) for the 2017 period due to our issuance of common shares pursuant to a public offering in August 2016.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

	For the Nine Months Ended September 30,
			Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$1,392,995	$1,334,656	$58,339	4.4%
Rental income - hotels	22,854	22,810	44	0.2%
Rental income - travel centers	217,420	206,950	10,470	5.1%
Total rental income	240,274	229,760	10,514	4.6%
FF&E reserve income	3,524	3,517	7	0.2%

Expenses:
Hotel operating expenses	965,546	923,239	42,307	4.6%
Depreciation and amortization - hotels	179,503	167,485	12,018	7.2%
Depreciation and amortization - travel centers	107,308	98,707	8,601	8.7%
Total depreciation and amortization	286,811	266,192	20,619	7.7%
General and administrative	76,097	91,127	(15,030)	(16.5)%
Acquisition related costs	—	885	(885)	(100.0)%

Operating income	308,339	286,490	21,849	7.6%

Dividend income	1,878	1,375	503	36.6%
Interest income	590	227	363	159.9%
Interest expense	(135,329)	(124,564)	(10,765)	8.6%
Loss on early extinguishment of debt	—	(228)	228	(100.0)%
Income before income taxes, equity earnings of an investee and gain on sale of real estate	175,478	163,300	12,178	7.5%
Income tax expense	(1,761)	(3,483)	1,722	(49.4)%
Equity in earnings of an investee	533	107	426	398.1%
Income before gain on sale of real estate	174,250	159,924	14,326	9.0%
Gain on sale of real estate	9,348	—	9,348	100.0%
Net income	183,598	159,924	23,674	14.8%
Preferred distributions	(1,435)	(15,498)	14,063	(90.7)%
Excess of liquidation preference over carrying value of preferred shares redeemed	(9,893)	—	(9,893)	n/m
Net income available for common shareholders	$172,270	$144,426	$27,844	19.3%

Weighted average shares outstanding (basic)	164,131	153,357	10,774	7.0%
Weighted average shares outstanding (diluted)	164,168	153,390	10,778	7.0%

Net income available for common shareholders per common share (basic and diluted)	$1.05	$0.94	$0.11	11.7%

References to changes in the income and expense categories below relate to the comparison of condensed consolidated results for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016.
Hotel operating revenues. The increase in hotel operating revenues is a result of our hotel acquisitions since January 1, 2016 ($61,427) and increased revenues at certain of our managed hotels due to increases in ADR and higher occupancies ($30,445), partially offset by decreased revenues at certain of our managed hotels primarily as a result of lower occupancies compared to the 2016 period ($25,886), decreased revenues at certain hotels undergoing renovations during all or part of the 2017 period resulting in lower occupancies ($7,290) and the effect of our hotel dispositions since January 1, 2016 ($357).  Additional operating statistics of our hotels are included in the table on page 37.

Rental income - hotels. The increase in rental income - hotels is a result of contractual rent increases under certain of our hotel leases and increases in the minimum rents due to us as we funded improvements at certain of our leased hotels since January 1, 2016.  Rental income - hotels for the 2017 and 2016 periods includes $301 and $324, respectively, of adjustments to record rent on a straight line basis.
Rental income - travel centers. The increase in rental income - travel centers is a result of increases in the minimum rents due to us for improvements we purchased at certain of our travel centers since January 1, 2016 ($7,227) and for our travel center acquisitions since January 1, 2016 ($4,389), partially offset by a decrease in straight line rent adjustments related to previously deferred rent amounts under our TA leases ($1,146). Rental income - travel centers for the 2017 and 2016 periods includes $8,907 and $10,053, respectively, of adjustments necessary to record scheduled rent increases under our TA leases, the deferred rent obligations payable to us under our TA leases and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks on a straight line basis.
FF&E Reserve income. The increase in FF&E reserve income is the result of increased sales at certain of our leased hotels in the 2017 period.

Hotel operating expenses. The increase in hotel operating expenses is a result of our hotel acquisitions since January 1, 2016 ($62,041) and an increase in wage and benefit costs, sales and marketing expenses and other operating costs at certain of our managed hotels ($6,868), partially offset by operating expense decreases at certain managed hotels undergoing renovations during the 2017 period resulting in lower occupancies ($16,028), decreases in the amount of guaranty and security deposit replenishments under certain of our hotel management agreements ($10,217) and the effect of our hotel dispositions since January 1, 2016 ($357).
Depreciation and amortization - hotels. The increase in depreciation and amortization - hotels is primarily due to the depreciation and amortization of improvements acquired with funds from our FF&E reserves or directly funded by us since January 1, 2016 ($9,030) and the effect of our hotel acquisitions since January 1, 2016 ($8,667), partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2016 ($5,679).
Depreciation and amortization - travel centers. The increase in depreciation and amortization - travel centers is due to the depreciation and amortization of travel center improvements we purchased since January 1, 2016 ($7,387) and the effect of our travel center acquisitions since January 1, 2016 ($1,522), partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2016 ($308).
General and administrative. The decrease in general and administrative costs is primarily due to a decrease in business management fees as a result of lower estimated incentive fees recognized in the 2017 period.
Acquisition related costs. Acquisition related costs represent legal and other costs incurred in connection with our 2016 acquisition activities. Pursuant to a change in GAAP, beginning in 2017, we capitalize our asset acquisition related costs.
Operating income. Our operating income increased in the 2017 period compared to the 2016 period primarily due to the revenue and expense changes discussed above.
Dividend income. Dividend income represents the dividends we received from our investment in RMR Inc.
Interest income. The increase in interest income is due to higher average cash balances and interest rates during the 2017 period.
Interest expense. The increase in interest expense is due to higher average outstanding borrowings, partially offset by a lower weighted average interest rate, in the 2017 period.
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
Gain on sale of real estate. We recorded a $9,348 gain on sale of real estate in the 2017 period in connection with the sale of three hotels.

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
Net income and net income available for common shareholders. Our net income, net income available for common shareholders and net income available for common shareholders per common share (basic and diluted) each increased in the 2017 period compared to the 2016 period primarily due to the revenue and expense changes and the gain on sale of real estate discussed above. The percentage increase in net income available for common shareholders per common share (basic and diluted) is lower primarily as a result of the higher number of weighted average common shares outstanding (basic and diluted) for the 2017 period due to our issuance of common shares pursuant to a public offering in August 2016.
Liquidity and Capital Resources (dollar amounts in thousands, except share amounts)
Our Managers and Tenants
As of September 30, 2017, 321 of our hotels (including one leased hotel) are included in seven combination portfolio agreements and two of our hotels are not included in a portfolio; and all 323 hotels were leased to hotel operating companies. Our 199 travel centers are leased under five portfolio agreements. All costs of operating and maintaining our properties are paid by the hotel managers as agents for us or by our tenants for their own account. Our hotel managers and tenants derive their funding for property operating expenses and for returns and rents due to us generally from property operating revenues and, to the extent that these parties themselves fund our minimum returns and rents, from their separate resources. Our hotel managers and tenants include Marriott, InterContinental, Sonesta, Wyndham, Hyatt, Carlson and Morgans. Our travel centers are leased to TA.
We define coverage for each of our hotel management agreements or leases as total property level revenues minus all property level expenses and FF&E reserve escrows which are not subordinated to the minimum returns and rents due to us divided by the minimum returns or rents due to us. More detail regarding coverage, guarantees and other features of our hotel operating agreements is presented in the tables and related notes on pages 34 through 36. For the twelve months ended September 30, 2017, four of our nine hotel operating agreements, representing 19% of our total annual minimum returns and minimum rents, generated coverage of less than 1.0x (with a range among those four hotel operating agreements of 0.75x to 0.86x).
We define coverage for our travel center leases as property level revenues minus all property level expenses divided by the minimum rents due to us.  For the twelve months ended September 30, 2017, the operating results from our 199 properties in our five travel center leases generated combined coverage of 1.51x. Because a large percentage of TA’s business is conducted at properties leased from us, property level rent coverage may not be an appropriate way to evaluate TA’s ability to pay rents due to us. We believe property level rent coverage is nonetheless one useful indicator of the performance and value of our properties as we believe it is what an operator interested in acquiring these properties or the leaseholds might use to evaluate the contribution of these properties to its earnings before corporate level expenses.
Four hundred nineteen (419) of our properties, representing 78% of our aggregate annual minimum returns and rents as of September 30, 2017, are operated under 11 management arrangements or leases which are subject to full or limited guarantees or are secured by a security deposit which we control. These guarantees may provide us with continued payments if the property level cash flows fail to equal or exceed guaranteed amounts due to us. Some of our managers and tenants, or their affiliates, may also supplement cash flows from our properties in order to make payments to us and preserve their rights to continue operating our properties even if they are not required to do so by guarantees or security deposits. Guarantee payments, security deposit applications or supplemental payments to us, if any, made under any of our management agreements or leases do not subject us to repayment obligations, but, under some of our agreements, the manager or tenant may recover these guarantee or supplemental payments and the security deposits may be replenished from subsequent cash flows from our properties after our future minimum returns and rents are paid.
When cash flows from our hotels under certain of our agreements are less than the minimum returns or rents contractually due to us, we have utilized the applicable security features in our agreements to cover some of these shortfalls. However, several of the guarantees and all the security deposits we hold are for limited amounts, are for limited durations and may be exhausted or expire, especially if our hotel renovation and rebranding activities do not result in improved operating results at these hotels. Accordingly, the effectiveness of our various security features to provide uninterrupted payments to us is not assured. If any of our hotel managers, tenants or guarantors default in their payment obligations to us, our cash flows will decline and we may become unable to continue to pay distributions to our shareholders or the amount of the distributions may decline. Wyndham's guarantee of the minimum returns due from our hotels which are managed by Wyndham was depleted during the nine months ended September 30, 2017. We do not know whether Wyndham will continue to pay the minimum returns due to us despite the depleted guarantee or if Wyndham will default on its payments.
We lease The Clift Hotel in San Francisco, CA to a subsidiary of Morgans. This lease is scheduled to expire in 2103 and requires annual rent to us of $7,595, which amount is scheduled to increase on October 14, 2019 and every five years thereafter based upon consumer price index increases, but no less than 10% and no more than 20% at the time of each increase. Although the terms of this lease might have qualified this lease as a direct financing lease under GAAP, we recognize the rental income we receive from Morgans on a cash basis because of uncertainty regarding our collection of future rent increases. In December 2016, we notified Morgans that the closing of its merger with SBE without our consent was a breach of its lease obligations and shortly thereafter we commenced an unlawful detainer action in the California state courts to compel Morgans and SBE to surrender possession of this hotel to us. We are pursuing this litigation and are in discussions with Morgans and SBE regarding this hotel. The outcome of this pending litigation and our discussions with Morgans and SBE is not assured, but we believe Morgans may surrender to us possession of this hotel or that the court will determine that Morgans and SBE have breached the lease. We also believe that this hotel may require substantial capital investment to remain competitive in its market. The continuation of our dispute with Morgans and SBE is causing us to incur legal fees. Despite the continuation of this dispute, Morgans has paid the rents due to us through November 7, 2017; however, we believe that we may suffer some loss of future rent from this hotel, at least until this hotel is renovated and operations improve.

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
Changes in our cash flows for the nine months ended September 30, 2017 compared to the same period in 2016 were as follows: (1) cash flows provided by operating activities increased from $360,078 in 2016 to $387,055 in 2017; (2) cash used in investing activities increased from $331,249 in 2016 to $683,455 in 2017; and (3) cash flows from financing activities changed from $32,977 of cash used in financing activities in 2016 to $299,993 of cash provided by financing activities in 2017.
The increase in cash flows provided by operating activities for the nine months ended September 30, 2017 as compared to the prior year period is primarily due to an increase in the minimum returns and rents paid to us due to our funding of improvements to our properties and our acquisitions and a decrease in incentive management fees paid to RMR LLC, partially offset by higher interest payments. The increase in cash used in investing activities for the nine months ended September 30, 2017 as compared to the prior year period is primarily due to our increased real estate acquisitions in the 2017 period, partially offset by the net proceeds from our sale of three hotels in the 2017 period and a decrease in our capital improvement fundings in the 2017 period. The change in cash flows from financing activities for the nine months ended September 30, 2017 as compared to the prior year period is primarily due to the net effect of our net borrowings in the 2017 period compared to our net repayment of debt in the 2016 period, partially offset by the redemption of our 7.125% Series D cumulative redeemable preferred shares in the 2017 period, proceeds from our issuance of common shares in the 2016 period and an increase in our distributions to common shareholders in the 2017 period.
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
Our Investment and Financing Liquidity and Capital Resources

Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the nine months ended September 30, 2017, our hotel managers and tenants deposited $55,222 to these accounts and spent $64,574 from the FF&E reserve escrow accounts to renovate and refurbish our hotels.  As of September 30, 2017, there was $73,115 on deposit in these escrow accounts, which was held directly by us and is reflected in our condensed consolidated balance sheets as restricted cash.
Our hotel operating agreements generally provide that, if necessary, we may provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. To the extent we make such additional fundings, our annual minimum returns or rents generally increase by a percentage of the amount we fund. During the nine months ended September 30, 2017, we funded $48,948 for capital improvements in excess of FF&E reserve fundings available from hotel operations to our hotels as follows:

•
During the nine months ended September 30, 2017, we funded $4,638 for capital improvements to hotels under our Marriott No. 1 agreement using cash on hand and borrowings under our revolving credit facility. We currently expect to fund approximately $1,000 for capital improvements under this agreement during the remainder of 2017 using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the annual minimum returns payable to us increase.

•
During the nine months ended September 30, 2017, we funded $1,975 for capital improvements to hotels under our Marriott No. 234 agreement using cash on hand and borrowings under our revolving credit facility. We currently expect to fund approximately $3,025 for capital improvements under this agreement during the remainder of 2017 using cash on hand or borrowings under our revolving credit facility.  As we fund these improvements, the annual minimum returns payable to us increase.

•
We did not fund any capital improvements to hotels under our InterContinental agreement during the nine months ended September 30, 2017. We currently expect to fund approximately $10,950 for capital improvements under this agreement during the remainder of 2017, approximately $28,000 during 2018 and approximately $20,000 during 2019 using cash on hand or borrowings under our revolving credit facility.  As we fund these improvements, the annual minimum returns payable to us increase.

•
Our Sonesta agreement does not require FF&E escrow deposits. Under our Sonesta agreement, we are required to fund capital expenditures made at our hotels. During the nine months ended September 30, 2017, we funded $21,892 for capital improvements to hotels included in our Sonesta agreement using cash on hand and borrowings under our revolving credit facility.  We currently expect to fund approximately $7,692 for renovations and other capital improvements under this agreement during the remainder of 2017, approximately $86,000 during 2018 and approximately $5,000 during 2019 using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the annual minimum returns payable to us increase to the extent amounts funded exceed threshold amounts, as defined in our Sonesta agreement.

•
Our Wyndham agreement requires FF&E escrow deposits only if there are excess cash flows after payment of our minimum returns.  No FF&E escrow deposits were required during the nine months ended September 30, 2017.  During the nine months ended September 30, 2017, we funded $5,045 for capital improvements to hotels included in our Wyndham agreement using cash on hand and borrowings under our revolving credit facility.  We currently expect to fund approximately $1,800 for capital improvements under this agreement during the remainder of 2017 using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the annual minimum returns payable to us increase.

•
Pursuant to an agreement we entered into with Carlson in June 2017, during the nine months ended September 30, 2017, we deposited $15,398 of net proceeds from the sale of two hotels into the FF&E reserve escrow account for our Carlson agreement and we deposited the remaining $8,030 of net proceeds from the sale of a third hotel into the FF&E reserve escrow account in October 2017. These amounts will be used to fund certain renovations to the remaining hotels operated under our Carlson agreement. We have agreed to fund up to $35,000 for renovation costs in excess of the net sales proceeds and available FF&E reserves. We currently expect to fund approximately $6,400 during 2018 and approximately $28,600 during 2019 for these renovations. As we fund these renovations, the annual minimum returns payable to us will increase.

Our travel center leases with TA do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components. Under all of our TA leases, TA may request that we purchase qualifying capital improvements to the leased facilities in return for minimum rent increases.  We funded $62,888 for purchases of capital improvements under these lease provisions during the nine months ended September 30, 2017. We currently expect to fund approximately $16,090 for the purchase of capital improvements under these agreements during the remainder of 2017 using cash on hand or borrowings under our revolving credit facility.  TA is not obligated to request us, and we are not obligated, to purchase any such improvements.
On January 13, 2017, we issued $600,000 aggregate principal amount of senior notes in underwritten public offerings, which included $200,000 principal amount of 4.500% senior notes due 2023 and $400,000 principal amount 4.950% senior notes due 2027.  Net proceeds from these offerings were $593,228 after discounts, premiums and expenses and were used to repay amounts outstanding under our revolving credit facility, to redeem all of our outstanding 7.125% Series D cumulative redeemable preferred shares in February 2017 and for general business purposes, including acquisitions.

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

On February 21, 2017, we paid a regular quarterly distribution to our common shareholders of record on January 23, 2017 of $0.51 per share, or $83,777. On May 18, 2017, we paid a regular quarterly distribution to our common shareholders of record on April 21, 2017 of $0.52 per share, or $85,419. On August 17, 2017, we paid a regular quarterly distribution to our common shareholders of record on July 24, 2017 of $0.52 per share, or $85,427. We funded these distributions using cash on hand and borrowings under our revolving credit facility. On October 12, 2017, we declared a regular quarterly distribution to our common shareholders of record on October 23, 2017 of $0.52 per share, or $85,462. We expect to pay this amount on or about November 16, 2017 using cash on hand and borrowings under our revolving credit facility.

On March 15, 2017, we repurchased at par plus accrued and unpaid interest $8,431 of the outstanding principal amount of our 3.80% convertible senior notes due 2027 which were tendered by the holders of these notes for repurchase by us using cash on hand. On April 24, 2017, we redeemed at par plus accrued and unpaid interest the remaining $47 of the outstanding principal amount of these notes using cash on hand.
On March 31, 2017, we acquired the 121 room Hotel Alexis in Seattle, WA for a purchase price of $71,625, excluding capitalized acquisition costs of $170, using cash on hand and borrowings under our revolving credit facility.
On May 3, 2017, we acquired a travel center located in Columbia, SC for a purchase price of $27,602, excluding capitalized acquisition costs of $2, using cash on hand and borrowings under our revolving credit facility.

On June 2, 2017, we acquired the 389 room Chase Park Plaza Hotel located in St. Louis, MO for a purchase price of $87,614, excluding capitalized acquisition costs of $462, using cash on hand and borrowings under our revolving credit facility.

On June 29, 2017, we acquired the 495 room Crowne Plaza Ravinia hotel located in Atlanta, GA for a purchase price of $88,604, excluding capitalized acquisition costs of $140, using cash on hand and borrowings under our revolving credit facility.

On August 1, 2017, we acquired the 419 room Crowne Plaza & Lofts hotel in Columbus, OH for a purchase price of $48,990, excluding capitalized acquisition costs of $198, using cash on hand and borrowings under our revolving credit facility.

On August 23, 2017, we acquired the 300 room Crowne Plaza Charlotte Executive Park hotel in Charlotte, NC for a purchase price of $43,857, excluding capitalized acquisition costs of $115, using cash on hand and borrowings under our revolving credit facility.

On September 8, 2017, we acquired land adjacent to our Crowne Plaza hotel in Atlanta, GA for $900, excluding capitalized acquisition costs of $40, using cash on hand.

On September 26, 2017, we acquired 14 extended stay hotels with 1,653 suites located in 12 states for a purchase price of $138,000, excluding capitalized acquisition costs of $1,954, using cash on hand and borrowings under our revolving credit facility.

On September 28, 2017, we purchased land and improvements that we previously leased from a third party and subleased to TA in Sayre, OK for $8,600, excluding capitalized acquisition costs of $64, using cash on hand.

On October 26, 2017, we issued $400,000 principal amount of 3.950% senior notes due 2028 in an underwritten public offering. Net proceeds from this offering were $388,244 after discounts and expenses and were used to repay amounts outstanding under our revolving credit facility and for general business purposes.

On October 29, 2017, we redeemed at par plus accrued interest all $350,000 of our 6.70% senior notes due 2018 using cash on hand and borrowings under our revolving credit facility.

In order to fund acquisitions and to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $1,000,000 revolving credit facility. The maturity date of our revolving credit facility is July 15, 2018 and, subject to our payment of an extension fee and meeting other conditions, we have an option to extend the stated maturity date of our revolving credit facility by one year to July 15, 2019. We are required to pay interest at the rate of LIBOR plus a premium, which was 110 basis points per annum at September 30, 2017, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 20 basis points per annum at September 30, 2017. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of September 30, 2017, the annual interest rate payable on borrowings under our revolving credit facility was 2.34%. As of September 30, 2017 and November 7, 2017, we had $458,000 and $330,000, respectively, outstanding and $542,000 and $670,000, respectively, available to borrow under our revolving credit facility.

Our revolving credit facility is governed by a credit agreement with a syndicate of institutional lenders, which also governs our term loan. Our $400,000 term loan, which matures on April 15, 2019, is prepayable without penalty at any time. We are required to pay interest at the rate of LIBOR plus a premium, which was 120 basis points per annum at September 30, 2017, on the amount outstanding under our $400,000 term loan.  The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of September 30, 2017, the annual interest rate for the amount outstanding under our $400,000 term loan was 2.44%.
Our credit agreement also includes a feature under which the maximum borrowing availability may be increased up to $2,300,000 on a combined basis in certain circumstances.
Our term debt maturities (other than our revolving credit facility and term loan) as of September 30, 2017 were as follows: $350,000 in 2018, $400,000 in 2021, $500,000 in 2022, $500,000 in 2023, $350,000 in 2024, $350,000 in 2025, $350,000 in 2026 and $400,000 in 2027.
None of our unsecured debt obligations require principal or sinking fund payments prior to their maturity dates.
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
Our ability to obtain, and the costs of, any future debt financings will depend primarily on credit market conditions and our then creditworthiness. We have no control over market conditions. Potential lenders in future debt transactions will evaluate our credit worthiness and our ability to fund required debt service and repay principal balances when they become due by reviewing our results of operations, financial condition, business practices and plans to balance our use of debt and equity capital so that our financial profile and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity market conditions and our ability to conduct our business activities to maintain and grow our operating cash flows and pay distributions to shareholders. We intend to conduct our business activities in a manner which will afford us reasonable access to capital for investment and financing activities, but we cannot be sure that we will be able to successfully carry out this intention.

Off Balance Sheet Arrangements
As of September 30, 2017, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants
Our debt obligations at September 30, 2017 consisted of outstanding borrowings under our $1,000,000 revolving credit facility, our $400,000 term loan and $3,200,000 of publicly issued term debt and convertible notes. Our publicly issued term debt and convertible notes are governed by two indentures and related supplements. These indentures and related supplements and our credit agreement contain a number of covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, and require us to maintain various financial ratios and our credit agreement restricts our ability to make distributions to our shareholders in certain circumstances. Our credit agreement provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR LLC ceasing to act as our business manager.  As of September 30, 2017, we believe we were in compliance with all of the covenants under our indentures and their supplements and our credit agreement.
Neither our indentures and their supplements nor our credit agreement contain provisions for acceleration which could be triggered by a change in our debt ratings. However, under our credit agreement, our highest senior debt rating is used to determine the fees and interest rates we pay. Accordingly, if that debt rating is downgraded, our interest expense and related costs under our revolving credit facility and term loan would increase.
Our public debt indentures and their supplements contain cross default provisions to any other debt of $20,000 or more ($50,000 or more in the case of our indenture entered into in February 2016 and its supplements). Similarly, our credit agreement has cross default provisions to other indebtedness that is recourse of $25,000 or more and indebtedness that is non-recourse of $75,000 or more.
Management Agreements, Leases and Operating Statistics (dollar amounts in thousands)
As of September 30, 2017, 321 of our hotels are included in seven portfolio agreements and two hotels are not included in a portfolio and are leased. Our hotels are managed by or leased to separate affiliates of Marriott, InterContinental, Sonesta, Wyndham, Hyatt, Carlson and Morgans under nine agreements. Our 199 travel centers are leased to and operated by TA under five portfolio agreements.
The table and related notes below through page 37 summarize significant terms of our leases and management agreements as of September 30, 2017. These tables also include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include coverage of our minimum returns or minimum rents and occupancy, ADR and RevPAR for our hotel properties. We consider these statistics and the management agreement or lease security features also presented in the tables and related notes on the following pages to be important measures of our managers’ and tenants’ success in operating our properties and their ability to continue to pay us.  However, this third party reported information is not a direct measure of our financial performance and we have not independently verified the operating data.

					Rent / Return Coverage (3)
		Number of		Annual	Three Months Ended		Twelve Months Ended
Operating Agreement	Number of	Rooms /		Minimum	September 30,		September 30,
Reference Name	Properties	Suites	Investment (1)	Return/Rent (2)	2017	2016	2017	2016
Marriott (No. 1) (4)	53	7,610	$695,937	$69,100	1.50x	1.59x	1.26x	1.39x
Marriott (No. 234) (5)	68	9,120	1,003,364	106,538	1.22x	1.23x	1.12x	1.13x
Marriott (No. 5) (6)	1	356	90,078	10,159	1.05x	0.89x	0.84x	0.73x
Subtotal / Average Marriott	122	17,086	1,789,379	185,797	1.31x	1.34x	1.16x	1.21x
InterContinental (7)	99	16,237	2,035,813	188,920	1.25x	1.36x	1.14x	1.21x
Sonesta (8)	49	8,371	1,444,439	108,973	0.83x	1.01x	0.75x	0.82x
Wyndham (9)	22	3,579	391,804	28,808	1.15x	1.17x	0.83x	0.94x
Hyatt (10)	22	2,724	301,942	22,037	1.17x	1.12x	1.14x	1.17x
Carlson (11)	8	1,579	187,070	12,920	1.73x	1.66x	1.35x	1.25x
Morgans (12)	1	372	120,000	7,595	0.97x	1.13x	0.86x	1.07x
Subtotal / Average Hotels	323	49,948	6,270,447	555,050	1.19x	1.27x	1.05x	1.12x
TA (No. 1) (13)	40	N/A	672,884	52,410	1.80x	1.88x	1.58x	1.67x
TA (No. 2) (14)	40	N/A	676,562	53,299	1.69x	1.73x	1.50x	1.53x
TA (No. 3) (15)	39	N/A	632,069	53,670	1.76x	1.83x	1.50x	1.60x
TA (No. 4) (16)	40	N/A	614,323	54,046	1.60x	1.78x	1.41x	1.58x
TA (No. 5) (17)	40	N/A	880,832	69,114	1.74x	1.69x	1.56x	1.59x
Subtotal / Average TA	199	N/A	3,476,670	282,539	1.72x	1.78x	1.51x	1.59x
Total / Average	522	49,948	$9,747,117	$837,589	1.37x	1.44x	1.21x	1.25x

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

(3)
We define coverage as combined total property level revenues minus all property level expenses and FF&E reserve escrows which are not subordinated to minimum returns and rents due to us (which data is provided to us by our managers or tenants), divided by the minimum returns or rents due to us. Coverage amounts for our InterContinental and Sonesta agreements and our TA Nos. 1, 2, 3 and 4 leases include data for periods prior to our ownership of certain properties. Coverage amounts for our Carlson agreement excludes data for periods prior to our sale of certain hotels.

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

We originally held a security deposit of $64,700 under this agreement to cover payment shortfalls of our minimum return.  As of September 30, 2017, the available balance of this security deposit was $26,466.  This security deposit may be replenished from a share of future cash flows from these hotels in excess of our minimum return and certain management fees.  Marriott has also provided us with a $40,000 limited guaranty to cover payment shortfalls up to 90% of our minimum return after the available security deposit balance has been depleted, which expires in 2019.  As of September 30, 2017, the available Marriott guaranty was $30,672.
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

(7)
We lease our 98 InterContinental branded hotels (19 Staybridge Suites®, 61 Candlewood Suites®, two InterContinental®, 10 Crowne Plaza®, three Holiday Inn® and three Kimpton® Hotels & Restaurants) in 28 states in the U.S. and Ontario, Canada to one of our TRSs.  These 98 hotels are managed by subsidiaries of InterContinental under a combination management agreement.  We lease one additional InterContinental® branded hotel in Puerto Rico to a subsidiary of InterContinental. The annual minimum return amount presented in the table on page 34 includes $7,904 of minimum rent related to the leased Puerto Rico hotel.  The management agreement and the lease expire in 2036; InterContinental has two renewal options for 15 years each for all, but not less than all, of the hotels.

As of September 30, 2017, we held a security deposit of $100,000 under this agreement to cover payment shortfalls of our minimum return.  This security deposit, if utilized, may be replenished and increased up to $100,000 from future cash flows from these hotels in excess of our minimum return and certain management fees. Under this agreement, InterContinental is required to maintain a minimum security deposit of $37,000.
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

(8)
We lease our 49 Sonesta branded hotels (five Royal Sonesta Hotels®, five Sonesta Hotels & Resorts® and 39 Sonesta ES Suites® hotels) in 26 states to one of our TRSs.  The hotels are managed by Sonesta under a combination management agreement which expires in 2037; Sonesta has two renewal options for 15 years each for all, but not less than all, of the hotels.

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

(9)
We lease our 22 Wyndham branded hotels (six Wyndham Hotels and Resorts® and 16 Hawthorn Suites® hotels) in 14 states to one of our TRSs.  The hotels are managed by a subsidiary of Wyndham under a combination management agreement which expires in 2038; Wyndham has two renewal options for 15 years each for all, but not less than all, of the hotels.  We also lease 48 vacation units in one of the managed hotels to Wyndham Vacation under a lease that expires in 2037; Wyndham Vacation has two renewal options for 15 years each for all, but not less than all, of the vacation units.  The lease is guaranteed by Wyndham and provides for rent increases of 3% per annum. The annual minimum return amount presented in the table on page 34 includes $1,407 of minimum rent related to the Wyndham Vacation lease.

We have a guaranty of $35,656 under this agreement to cover payment shortfalls of our minimum return, subject to an annual payment limit of $17,828. This guaranty expires in 2020. As of September 30, 2017, the Wyndham guaranty had been depleted. This guaranty may be replenished from future cash flows from these hotels in excess of our minimum return.
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

We originally had a guaranty of $50,000 under this agreement to cover payment shortfalls of our minimum return.  As of September 30, 2017, the available Hyatt guaranty was $21,826.  The guaranty is limited in amount but does not expire in time and may be replenished from a share of future cash flows from the hotels in excess of our minimum return.
In addition to our minimum return, this management agreement provides for payment to us of 50% of available cash flows after payment of operating expenses, funding the required FF&E reserve, payment of our minimum return and reimbursement to Hyatt of working capital and guaranty advances, if any.  This additional return is not guaranteed.

(11)
We lease our 8 Carlson branded hotels (four Radisson® Hotels & Resorts and four Country Inns & Suites® hotels) in six states to one of our TRSs.  The hotels are managed by a subsidiary of Carlson under a combination management agreement that, prior to the amendment described below, was scheduled to expire in 2030; Carlson has two renewal options for 15 years each for all, but not less than all, of the hotels. In June 2017, we amended our agreement with Carlson whereby we and Carlson agreed to sell three hotels with an aggregate of 511 rooms. We sold these hotels during the three months ended September 2017. The net proceeds from the sales of these three hotels will be used to fund certain renovations to the remaining hotels operated under our Carlson agreement and we have agreed to fund up to $35,000 for renovation costs in excess of the net sales proceeds and available FF&E reserves. Our annual minimum return and the limited guarantee cap under our Carlson agreement will increase by 8% of amounts we fund. In addition, the initial term of the management agreement and the limited guarantee provided by Carlson were extended to December 31, 2035.

We originally had a limited guaranty of $40,000 under this agreement to cover payment shortfalls of our minimum return.  As of September 30, 2017, the available Carlson guaranty was $33,545.  The guaranty is limited in amount but does not expire in time and may be replenished from a share of future cash flows from the hotels in excess of our minimum return.
In addition to our minimum return, this management agreement provides for payment to us of 50% of available cash flows after payment of operating expenses, funding the required FF&E reserve, payment of our minimum return and reimbursement to Carlson of working capital and guaranty advances, if any.  This additional return is not guaranteed.

(12)
We lease The Clift Hotel® in San Francisco, CA to a subsidiary of Morgans. This lease is scheduled to expire in 2103 and requires annual rent to us of $7,595, which amount is scheduled to increase on October 14, 2019 and every five years thereafter based upon consumer price index increases of no less than 10% and no more than 20% at the time of each increase. Although the terms of this lease might have qualified this lease as a direct financing lease under GAAP, we recognize the rental income we receive from Morgans on a cash basis because of uncertainty regarding our collection of future rent increases. In December 2016, we notified Morgans that the closing of its merger with SBE without our consent was a breach of its lease obligations and shortly thereafter we commenced an unlawful detainer action in the California state courts to compel Morgans and SBE to surrender possession of this hotel to us. We are pursuing this litigation and are in discussions with Morgans and SBE regarding this hotel. The outcome of this pending litigation and our discussions with Morgans and SBE is not assured, but we believe Morgans may surrender to us possession of this hotel or that the court will determine that Morgans and SBE have breached the lease. We also believe that this hotel may require substantial capital investment to remain competitive in its market. The continuation of our dispute with Morgans and SBE is causing us to incur legal fees. Despite the continuation of this dispute, Morgans has paid the rents due to us through November 7, 2017; however, we believe that we may suffer some loss of future rent from this hotel, at least until this hotel is renovated and operations improve.

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

	No. of	No. of Rooms /	Three Months Ended September 30,			Nine Months Ended September 30,
	Hotels	Suites	2017	2016	Change	2017	2016	Change
ADR
Marriott (No. 1)	53	7,610	$131.54	$134.12	(1.9%)	$131.82	$133.42	(1.2%)
Marriott (No. 234)	68	9,120	133.48	132.04	1.1%	132.57	130.64	1.5%
Marriott (No. 5)	1	356	272.72	254.86	7.0%	268.89	253.20	6.2%
Subtotal / Average Marriott	122	17,086	136.08	135.98	0.1%	135.65	134.82	0.6%
InterContinental (1)	99	16,237	120.63	120.77	(0.1%)	119.81	119.55	0.2%
Sonesta (1)	49	8,371	138.29	140.34	(1.5%)	140.06	139.70	0.3%
Wyndham	22	3,579	104.90	102.00	2.8%	100.81	99.18	1.6%
Hyatt	22	2,724	108.48	108.31	0.2%	110.09	109.73	0.3%
Carlson (1)	8	1,579	130.51	125.47	4.0%	126.52	120.66	4.9%
Morgans	1	372	259.71	271.14	(4.2%)	262.86	269.78	(2.6%)
All Hotels Total / Average	323	49,948	$128.27	$128.43	(0.1%)	$127.87	$127.26	0.5%

OCCUPANCY
Marriott (No. 1)	53	7,610	74.2%	74.7%	-0.5 pts	70.5%	72.1%	-1.6 pts
Marriott (No. 234)	68	9,120	77.4%	78.8%	-1.4 pts	76.8%	77.8%	-1.0 pts
Marriott (No. 5)	1	356	90.4%	91.8%	-1.4 pts	88.7%	88.6%	0.1 pts
Subtotal / Average Marriott	122	17,086	76.3%	77.2%	-0.9 pts	74.2%	75.5%	-1.3 pts
InterContinental (1)	99	16,237	84.9%	86.0%	-1.1 pts	82.3%	82.8%	-0.5 pts
Sonesta (1)	49	8,371	74.7%	75.0%	-0.3 pts	71.7%	70.3%	1.4 pts
Wyndham	22	3,579	75.4%	77.2%	-1.8 pts	71.6%	73.9%	-2.3 pts
Hyatt	22	2,724	84.4%	82.7%	1.7 pts	83.5%	82.2%	1.3 pts
Carlson (1)	8	1,579	79.3%	82.4%	-3.1 pts	76.2%	77.3%	-1.1 pts
Morgans	1	372	92.2%	94.3%	-2.1 pts	89.1%	94.2%	-5.1 pts
All Hotels Total / Average	323	49,948	79.4%	80.2%	-0.8 pts	76.9%	77.4%	-0.5 pts

RevPAR
Marriott (No. 1)	53	7,610	$97.60	$100.19	(2.6%)	$92.93	$96.20	(3.4%)
Marriott (No. 234)	68	9,120	103.31	104.05	(0.7%)	101.81	101.64	0.2%
Marriott (No. 5)	1	356	246.54	233.96	5.4%	238.51	224.34	6.3%
Subtotal / Average Marriott	122	17,086	103.83	104.98	(1.1%)	100.65	101.79	(1.1%)
InterContinental (1)	99	16,237	102.41	103.86	(1.4%)	98.60	98.99	(0.4%)
Sonesta (1)	49	8,371	103.30	105.26	(1.9%)	100.42	98.21	2.3%
Wyndham	22	3,579	79.09	78.74	0.4%	72.18	73.29	(1.5%)
Hyatt	22	2,724	91.56	89.57	2.2%	91.93	90.20	1.9%
Carlson (1)	8	1,579	103.49	103.39	0.1%	96.41	93.27	3.4%
Morgans	1	372	239.45	255.69	(6.4%)	234.21	254.13	(7.8%)
All Hotels Total / Average	323	49,948	$101.85	$103.00	(1.1%)	$98.33	$98.50	(0.2%)

(1)	Operating data includes data for periods prior to our ownership of certain hotels and excludes data for periods prior to our sale of certain hotels.

Seasonality

Our hotels and travel centers have historically experienced seasonal differences typical of their industries with higher revenues in the second and third quarters of calendar years compared with the first and fourth quarters.  Most of our management agreements and leases require our managers and tenants to make the substantial portion of our return and rent payments to us in equal amounts throughout the year.  So long as guarantees and security deposits are available to supplement earnings shortfalls at our properties, seasonality is not expected to cause material fluctuations in our income or cash flows from these properties.  If and as guarantees and security deposits which secure the minimum returns and rents due to us are exhausted or expire, our financial results may begin to reflect more of the seasonality of the industries in which our tenants and managers operate.  The return payments to us under certain of our management agreements depend exclusively upon earnings at these properties and, accordingly, our income and cash flows from these properties reflect the seasonality of the hotel industry.

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

Non-GAAP Measures
Funds From Operations Available for Common Shareholders and Normalized Funds From Operations Available for Common Shareholders.
We calculate funds from operations, or FFO, available for common shareholders and Normalized FFO available for common shareholders as shown below.  FFO available for common shareholders is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or NAREIT, which is net income available for common shareholders calculated in accordance with GAAP, excluding any gain or loss on sale of properties and loss on impairment of real estate assets, if any, plus real estate depreciation and amortization, as well as certain other adjustments currently not applicable to us.  Our calculation of Normalized FFO available for common shareholders differs from NAREIT’s definition of FFO available for common shareholders because we include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year, and we exclude the excess of liquidation preference over carrying value of preferred shares redeemed, acquisition related costs expensed under GAAP and loss on early extinguishment of debt.  We consider FFO available for common shareholders and Normalized FFO available for common shareholders to be appropriate supplemental measures of operating performance for a REIT, along with net income, net income available for common shareholders and operating income.  We believe that FFO available for common shareholders and Normalized FFO available for common shareholders provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO available for common shareholders and Normalized FFO available for common shareholders may facilitate a comparison of our operating performance between periods and with other REITs.  FFO available for common shareholders and Normalized FFO available for common shareholders are among the factors considered by our Board of Trustees when determining the amount of distributions to shareholders.  Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement and public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. FFO available for common shareholders and Normalized FFO available for common shareholders do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income, net income available for common shareholders or operating income as indicators of our operating performance or as measures of our liquidity.  These measures should be considered in conjunction with net income, net income available for common shareholders and operating income as presented in our condensed consolidated statements of comprehensive income.  Other real estate companies and REITs may calculate FFO available for common shareholders and Normalized FFO available for common shareholders differently than we do.

Our calculations of FFO available for common shareholders and Normalized FFO available for common shareholders for the three and nine months ended September 30, 2017 and 2016 and reconciliations of net income available for common shareholders, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to those amounts appear in the following table (amounts in thousands, except per share amounts).

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2017	2016	2017	2016
Net income available for common shareholders		$85,728	$46,646	$172,270	$144,426
Add (less):	Depreciation and amortization expense	98,205	90,139	286,811	266,192
	Gain on sale of real estate (1)	(9,348)	—	(9,348)	—
FFO available for common shareholders		174,585	136,785	449,733	410,618
Add:	Acquisition related costs (2)	—	156	—	885
	Estimated business management incentive fees (3)	873	25,036	38,243	56,272
	Loss on early extinguishment of debt (4)	—	158	—	228
	Excess of liquidation preference over carrying value of preferred shares redeemed (5)	—	—	9,893	—
Normalized FFO available for common shareholders		$175,458	$162,135	$497,869	$468,003

	Weighted average shares outstanding (basic)	164,149	157,217	164,131	153,357
	Weighted average shares outstanding (diluted) (6)	164,188	157,263	164,168	153,390

Basic and diluted per common share amounts:
	Net income available for common shareholders	$0.52	$0.30	$1.05	$0.94
	FFO available for common shareholders	$1.06	$0.87	$2.74	$2.68
	Normalized FFO available for common shareholders	$1.07	$1.03	$3.03	$3.05
	Distributions declared per share	$0.52	$0.51	$1.55	$1.52

(1)	We recorded a $9,348 gain on sale of real estate during the three months ended September 30, 2017 in connection with the sale of three hotels.

(2)	Represents costs associated with our acquisition activities. Acquisition costs incurred during the 2017 periods have been capitalized in purchase accounting pursuant to a change in GAAP.

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

(4)
We recorded losses of $158 and $228 on early extinguishment of debt during the three and nine months ended September 30, 2016, respectively, in connection with the redemption of certain senior unsecured notes.

(5)
In February 2017, we redeemed all 11,600,000 of our outstanding 7.125% Series D cumulative redeemable preferred shares at the stated liquidation preference of $25.00 per share plus accrued and unpaid distributions to the date of redemption. The liquidation preference of the redeemed shares exceeded the carrying amount for the redeemed shares as of the date of redemption by $9,893 and we reduced net income available for common shareholders in the nine months ended September 30, 2017 by that excess amount.

(6)	Represents weighted average common shares adjusted to reflect the potential dilution of unvested share awards.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands, except per share amounts)
We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates has not materially changed since December 31, 2016. Other than as described below, we do not currently foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.
Fixed Rate Debt
At September 30, 2017, our outstanding publicly tradable debt consisted of nine issues of fixed rate, senior notes:

Principal Balance	Annual Interest Rate		Annual Interest Expense	Maturity	Interest Payments Due
$350,000	6.700%	(1)	$23,450	2018	Semi-Annually
400,000	4.250%		17,000	2021	Semi-Annually
500,000	5.000%		25,000	2022	Semi-Annually
500,000	4.500%		22,500	2023	Semi-Annually
350,000	4.650%		16,275	2024	Semi-Annually
350,000	4.500%		15,750	2025	Semi-Annually
350,000	5.250%		18,375	2026	Semi-Annually
400,000	4.950%		19,800	2027	Semi-Annually
$3,200,000			$158,150

(1) In October 2017, we redeemed at par all $350,000 of our outstanding 6.70% senior notes due 2018.

In October 2017, we issued $400,000 principal amount of 3.950% senior notes due 2028 in a public offering.
No principal repayments are due under these notes until maturity. Because these notes require interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are 100 basis points higher than the rates shown above, our per annum interest cost would increase by approximately $32,000. Changes in market interest rates would also affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at September 30, 2017 and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point change in interest rates would change the fair value of those debt obligations by approximately $148,819.
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
Floating Rate Debt
At September 30, 2017, our floating rate debt consisted of $458,000 outstanding under our $1,000,000 revolving credit facility and our $400,000 term loan. The maturity date of our revolving credit facility is July 15, 2018, and subject to our meeting conditions, including our payment of an extension fee, we have the option to extend the stated maturity by one year to July 15, 2019. The maturity date of our $400,000 term loan is April 15, 2019. No principal repayments are required under our revolving credit facility prior to maturity, and repayments may be made and redrawn subject to conditions, at any time without penalty.  No principal prepayments are required under our $400,000 term loan prior to maturity and we can repay principal amounts outstanding under the term loan subject to conditions at any time without penalty, but after amounts outstanding under our $400,000 term loan are repaid, amounts may not be redrawn. Borrowings under our revolving credit facility and $400,000 term loan are in U.S. dollars and require annual interest to be paid at the rate of LIBOR plus premiums that are subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR.  In addition, upon renewal or refinancing of our revolving credit facility or our $400,000 term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of this floating rate debt but would affect our operating results.
The following table presents the impact a 100 basis points increase in interest rates would have on our annual floating rate interest expense as of September 30, 2017:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Common Share Impact (2)
At September 30, 2017	2.38%	$858,000	$20,420	$0.12
100 basis point increase	3.38%	$858,000	$29,000	$0.18
(1)Weighted average based on the interest rates and the respective outstanding borrowings as of September 30, 2017.
(2)Based on diluted weighted average common shares outstanding for the nine months ended September 30, 2017.
The following table presents the impact that a 100 basis point increase in interest rates would have on our annual floating rate interest expense at September 30, 2017 if we were fully drawn on our revolving credit facility and our $400,000 term loan remained outstanding:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Common Share Impact (2)
At September 30, 2017	2.36%	$1,400,000	$33,040	$0.20
100 basis point increase	3.36%	$1,400,000	$47,040	$0.29

(1)	Weighted average based on the interest rates and the respective outstanding borrowings (assuming fully drawn) as of September 30, 2017.

(2)	Based on diluted weighted average common shares outstanding for the nine months ended September 30, 2017.
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

Item 4.  Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, our President and Chief Operating Officer and our Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Managing Trustees, our President and Chief Operating Officer and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

•
AS OF SEPTEMBER 30, 2017, APPROXIMATELY 78% OF OUR AGGREGATE ANNUAL MINIMUM RETURNS AND RENTS WERE SECURED BY GUARANTEES OR SECURITY DEPOSITS FROM OUR MANAGERS AND TENANTS. THIS MAY IMPLY THAT THESE MINIMUM RETURNS AND RENTS WILL BE PAID. IN FACT, CERTAIN OF THESE GUARANTEES AND SECURITY DEPOSITS ARE LIMITED IN AMOUNT AND DURATION AND ALL THE GUARANTEES ARE SUBJECT TO THE GUARANTORS’ ABILITIES AND WILLINGNESS TO PAY. FURTHER, WYNDHAM'S GUARANTEE OF THE MINIMUM RETURNS DUE FROM OUR HOTELS THAT ARE MANAGED BY WYNDHAM WAS DEPLETED AS OF SEPTEMBER 30, 2017. WE DO NOT KNOW WHETHER WYNDHAM WILL CONTINUE TO PAY THE MINIMUM RETURNS DUE TO US DESPITE THE DEPLETED GUARANTEE OR IF WYNDHAM WILL DEFAULT ON ITS PAYMENTS. THE BALANCE OF OUR ANNUAL MINIMUM RETURNS AND RENTS AS OF SEPTEMBER 30, 2017 WAS NOT GUARANTEED NOR DO WE HOLD A SECURITY DEPOSIT WITH RESPECT TO THOSE AMOUNTS. WE CANNOT BE SURE OF THE FUTURE FINANCIAL PERFORMANCE OF OUR PROPERTIES AND WHETHER SUCH PERFORMANCE WILL COVER OUR MINIMUM RETURNS AND RENTS, WHETHER THE GUARANTEES OR SECURITY DEPOSITS WILL BE ADEQUATE TO COVER FUTURE SHORTFALLS IN THE MINIMUM RETURNS OR RENTS DUE TO US WHICH THEY GUARANTY OR SECURE, OR REGARDING OUR MANAGERS’, TENANTS’ OR GUARANTORS’ FUTURE ACTIONS IF

AND WHEN THE GUARANTEES AND SECURITY DEPOSITS EXPIRE OR ARE DEPLETED OR THEIR ABILITIES OR WILLINGNESS TO PAY MINIMUM RETURNS AND RENTS OWED TO US,

•
WE HAVE RECENTLY RENOVATED CERTAIN HOTELS AND ARE CURRENTLY RENOVATING ADDITIONAL HOTELS.  WE CURRENTLY EXPECT TO FUND APPROXIMATELY $32.5 MILLION DURING THE REMAINDER OF 2017 AND AN AGGREGATE OF APPROXIMATELY $174.0 MILLION IN 2018 AND 2019 FOR RENOVATIONS AND OTHER CAPITAL IMPROVEMENT COSTS AT CERTAIN OF OUR HOTELS AND THESE AMOUNTS WILL INCREASE IF AND AS WE CONCLUDE OUR PENDING AND OTHER ACQUISITIONS.  THE COST OF CAPITAL PROJECTS ASSOCIATED WITH SUCH RENOVATIONS MAY BE GREATER THAN WE NOW ANTICIPATE. OPERATING RESULTS AT OUR HOTELS MAY DECLINE AS A RESULT OF HAVING ROOMS OUT OF SERVICE OR OTHER DISRUPTIONS DURING RENOVATIONS. ALSO, WHILE OUR FUNDING OF THESE CAPITAL PROJECTS WILL CAUSE OUR CONTRACTUAL MINIMUM RETURNS TO INCREASE, THE HOTELS’ OPERATING RESULTS MAY NOT INCREASE OR MAY NOT INCREASE TO THE EXTENT THAT THE MINIMUM RETURNS INCREASE. ACCORDINGLY, COVERAGE OF OUR MINIMUM RETURNS AT THESE HOTELS MAY REMAIN DEPRESSED FOR AN EXTENDED PERIOD,

•
WE EXPECT TO PURCHASE FROM TA DURING THE REMAINDER OF 2017 APPROXIMATELY $16.1 MILLION OF CAPITAL IMPROVEMENTS TA EXPECTS TO MAKE TO THE TRAVEL CENTERS WE LEASE TO TA. PURSUANT TO THE TERMS OF THE APPLICABLE LEASES, THE ANNUAL RENT PAYABLE TO US BY TA WILL INCREASE AS A RESULT OF ANY SUCH PURCHASES. WE MAY ULTIMATELY PURCHASE MORE OR LESS THAN THIS BUDGETED AMOUNT. TA MAY NOT REALIZE RESULTS FROM ANY OF THESE CAPITAL IMPROVEMENTS WHICH EQUAL OR EXCEED THE INCREASED ANNUAL RENTS IT WILL BE OBLIGATED TO PAY TO US, WHICH COULD INCREASE THE RISK OF TA BEING UNABLE TO PAY AMOUNTS DUE TO US,

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

•
HOTEL     AND OTHER COMPETITIVE FORMS OF TRAVEL LODGING SUPPLY GROWTH HAS BEEN INCREASING AND MAY AFFECT OUR HOTEL OPERATORS' ABILITY TO GROW ADR AND OCCUPANCY, AND ADR AND OCCUPANCY COULD DECLINE DUE TO INCREASED COMPETITION WHICH MAY CAUSE OUR HOTEL OPERATORS TO BECOME UNABLE TO PAY OUR RETURNS OR RENTS,

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

•
OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES THAT GENERATE RETURNS OR CAN BE LEASED FOR RENTS WHICH EXCEED THEIR OPERATING AND CAPITAL COSTS. WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING, MANAGEMENT CONTRACTS OR LEASE TERMS FOR NEW PROPERTIES,

•
CONTINGENCIES IN OUR ACQUISITION AND SALE AGREEMENTS MAY NOT BE SATISFIED AND OUR PENDING ACQUISITIONS AND SALES AND ANY RELATED MANAGEMENT ARRANGEMENTS WE EXPECT TO ENTER MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS OF SUCH TRANSACTIONS OR ARRANGEMENTS MAY CHANGE,

•
AT SEPTEMBER 30, 2017, WE HAD $14.5 MILLION OF CASH AND CASH EQUIVALENTS, $542.0 MILLION AVAILABLE UNDER OUR $1.0 BILLION REVOLVING CREDIT FACILITY AND SECURITY DEPOSITS AND GUARANTEES COVERING SOME OF OUR MINIMUM RETURNS AND RENTS. THESE STATEMENTS MAY IMPLY THAT WE HAVE ABUNDANT WORKING CAPITAL AND LIQUIDITY. HOWEVER, OUR MANAGERS AND TENANTS MAY NOT BE ABLE TO FUND MINIMUM RETURNS AND RENTS DUE TO US FROM OPERATING OUR PROPERTIES OR FROM OTHER RESOURCES; IN THE PAST AND CURRENTLY, CERTAIN OF OUR TENANTS AND HOTEL MANAGERS HAVE IN FACT NOT PAID THE MINIMUM AMOUNTS DUE TO US FROM THEIR OPERATIONS OF OUR LEASED OR MANAGED PROPERTIES. ALSO, CERTAIN OF THE SECURITY DEPOSITS AND GUARANTEES WE HAVE TO COVER ANY SUCH SHORTFALLS ARE LIMITED IN AMOUNT AND DURATION, AND ANY SECURITY DEPOSITS WE APPLY FOR SUCH SHORTFALLS DO NOT RESULT IN ADDITIONAL CASH FLOWS TO US. OUR PROPERTIES REQUIRE, AND WE HAVE AGREED TO PROVIDE, SIGNIFICANT FUNDING FOR CAPITAL IMPROVEMENTS, RENOVATIONS AND OTHER MATTERS. ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL OR LIQUIDITY,

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the three months ended September 30, 2017:

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of		as Part of Publicly	May Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	Paid per Share	or Programs	Programs
September 2017	18,559	$27.98	$—	$—
Total	18,559	$27.98	$—	$—

(1)
These common share withholdings and purchases were made to satisfy the tax withholding and payment obligations of certain of our officers and other RMR LLC employees in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.

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
4.2
Indenture, dated as of February 25, 1998, between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997, File Number 001-11527.)

4.3
Supplemental Indenture No. 14, dated as of August 16, 2012, between the Company and U.S. Bank National Association, relating to the Company’s 5.000% Senior Notes due 2022, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, File Number 001-11527.)

4.4
Supplemental Indenture No. 15, dated as of June 6, 2013, between the Company and U.S. Bank National Association, relating to the Company’s 4.500% Senior Notes due 2023, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.)

4.5
Authentication Order, dated January 13, 2017, from the Company to U.S. Bank National Association, relating to the Company’s 4.500% Senior Notes due 2023. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.)

4.6
Supplemental Indenture No. 16, dated as of March 12, 2014, between the Company and U.S. Bank National Association, relating to the Company’s 4.650% Senior Notes due 2024, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.)

4.7
Supplemental Indenture No. 17, dated as of September 12, 2014, between the Company and U.S. Bank National Association, relating to the Company’s 4.50% Senior Notes due 2025, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.)

4.8	Indenture, dated as of February 3, 2016, between the Company and U.S. Bank National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 1, 2016.)
4.9
First Supplemental Indenture, dated as of February 3, 2016, between the Company and U.S. Bank National Association, relating to the Company’s 4.25% Senior Notes due 2021, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 1, 2016.)

4.10
Second Supplemental Indenture, dated as of February 3, 2016, between the Company and U.S. Bank National Association, relating to the Company’s 5.25% Senior Notes due 2026, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 1, 2016.)

4.11
Third Supplemental Indenture, dated as of January 13, 2017, between the Company and U.S. Bank National Association, relating to the Company’s 4.950% Senior Notes due 2027, including form thereof. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.)

4.12
Fourth Supplemental Indenture, dated as of October 26, 2017, between the Company and U.S. Bank National Association, relating to the Company’s 3.950% Senior Notes due 2028, including form thereof.(Filed herewith.)

4.13
Registration Rights and Lock-Up Agreement, dated as of June 5, 2015, among the Company, ABP Trust (f/k/a Reit Management & Research Trust), Barry M. Portnoy and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

10.1
Representative Form of Management Agreement between Sonesta International Hotels Corporation and Cambridge TRS, Inc. (full service). (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 23, 2012.)(Schedule of applicable agreements filed herewith.)

10.2
Representative Form of Management Agreement between Sonesta International Hotels Corporation and Cambridge TRS, Inc. (limited service). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, Amendment No. 2, for the quarter ended June 30, 2012.)(Schedule of applicable agreements filed herewith.)

10.3
Pooling Agreement, dated April 23, 2012, as updated through September 26, 2017, between Sonesta International Hotels Corporation and Cambridge TRS, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 17, 2017.)

10.4
Eighth Amendment to Amended and Restated Lease Agreement No. 4, dated September 28, 2017, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 17, 2017.)

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
101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPITALITY PROPERTIES TRUST

/s/ John G. Murray
John G. Murray
President and Chief Operating Officer
Dated: November 8, 2017

/s/ Mark L. Kleifges
Mark L. Kleifges
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: November 8, 2017