Form 10-K
period 2017-12-31
HOSPITALITY PROPERTIES TRUST
filed 2018-03-01
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the voting common shares of beneficial interest, $.01 par value, or common shares, of the registrant held by non-affiliates was approximately $4.7 billion based on the $29.15 closing price per common share on The Nasdaq Stock Market LLC on June 30, 2017. For purposes of this calculation, an aggregate of 2,652,305 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant have been included in the number of common shares held by affiliates.
Number of the registrant’s common shares outstanding as of February 28, 2018:  164,345,747.
References in this Annual Report on Form 10-K to the “Company,” “HPT,” “we,” “us” or “our” include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2017 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2017.

WARNING CONCERNING FORWARD LOOKING STATEMENTS
THIS ANNUAL REPORT ON FORM 10-K CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”,  “EXPECT”,  “ANTICIPATE”,  “INTEND”,  “PLAN”,  “ESTIMATE”, "WILL", "MAY" AND NEGATIVES OR DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	OUR HOTEL MANAGERS’ OR TENANTS’ ABILITIES TO PAY THE CONTRACTUAL AMOUNTS OF RETURNS OR RENTS DUE TO US,

•	OUR ABILITY TO COMPETE FOR ACQUISITIONS EFFECTIVELY,

•	OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND TO SUSTAIN THE AMOUNT OF SUCH DISTRIBUTIONS,

•	OUR ABILITY TO RAISE DEBT OR EQUITY CAPITAL,

•	OUR ABILITY TO APPROPRIATELY BALANCE OUR USE OF DEBT AND EQUITY CAPITAL,

•	OUR INTENT TO MAKE IMPROVEMENTS TO CERTAIN OF OUR PROPERTIES AND THE SUCCESS OF OUR HOTEL RENOVATIONS TO IMPROVE OUR HOTELS' RATES AND OCCUPANCIES,

•	OUR ABILITY TO ENGAGE AND RETAIN QUALIFIED MANAGERS AND TENANTS FOR OUR HOTELS AND TRAVEL CENTERS ON SATISFACTORY TERMS,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•	OUR CREDIT RATINGS,

•	THE ABILITY OF TRAVELCENTERS OF AMERICA LLC, OR TA, TO PAY CURRENT AND DEFERRED RENT AMOUNTS AND OTHER OBLIGATIONS DUE TO US,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP INTEREST IN AND OTHER RELATIONSHIPS WITH THE RMR GROUP INC., OR RMR INC.,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP INTEREST IN AND OTHER RELATIONSHIPS WITH AFFILIATES INSURANCE COMPANY, OR AIC, AND FROM OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,

•	OUR QUALIFICATION FOR TAXATION AS A REAL ESTATE INVESTMENT TRUST, OR REIT, AND

•	OTHER MATTERS.
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

i

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

•
ACTUAL AND POTENTIAL CONFLICTS OF INTEREST WITH OUR RELATED PARTIES, INCLUDING OUR MANAGING TRUSTEE, TA, SONESTA INTERNATIONAL HOTELS CORPORATION, OR SONESTA, RMR INC., THE RMR GROUP LLC, OR RMR LLC, AIC AND OTHERS AFFILIATED WITH THEM.

FOR EXAMPLE:

•
OUR ABILITY TO MAKE FUTURE DISTRIBUTIONS TO OUR SHAREHOLDERS AND TO MAKE PAYMENTS OF PRINCIPAL AND INTEREST ON OUR INDEBTEDNESS DEPENDS UPON A NUMBER OF FACTORS, INCLUDING OUR FUTURE EARNINGS, THE CAPITAL COSTS WE INCUR TO MAINTAIN OUR PROPERTIES AND OUR WORKING CAPITAL REQUIREMENTS. WE MAY BE UNABLE TO PAY OUR DEBT OBLIGATIONS OR TO MAINTAIN OUR CURRENT RATE OF DISTRIBUTIONS ON OUR COMMON SHARES AND FUTURE DISTRIBUTIONS MAY BE REDUCED OR ELIMINATED.

•
THE SECURITY DEPOSITS WHICH WE HOLD ARE NOT IN SEGREGATED CASH ACCOUNTS OR OTHERWISE SEPARATE FROM OUR OTHER ASSETS AND LIABILITIES. ACCORDINGLY, WHEN WE RECORD INCOME BY REDUCING OUR SECURITY DEPOSIT LIABILITIES, WE DO NOT RECEIVE ANY ADDITIONAL CASH PAYMENT. BECAUSE WE DO NOT RECEIVE ANY ADDITIONAL CASH PAYMENT AS WE APPLY SECURITY DEPOSITS TO COVER PAYMENT SHORTFALLS, THE FAILURE OF OUR MANAGERS OR TENANTS TO PAY MINIMUM RETURNS OR RENTS DUE TO US MAY REDUCE OUR CASH FLOWS AND OUR ABILITY TO PAY DISTRIBUTIONS TO SHAREHOLDERS.

•
AS OF DECEMBER 31, 2017, APPROXIMATELY 74% OF OUR AGGREGATE ANNUAL MINIMUM RETURNS AND RENTS WERE SECURED BY GUARANTEES OR SECURITY DEPOSITS FROM OUR MANAGERS AND TENANTS. THIS MAY IMPLY THAT THESE MINIMUM RETURNS AND RENTS WILL BE PAID. IN FACT, CERTAIN OF THESE GUARANTEES AND SECURITY DEPOSITS ARE LIMITED IN AMOUNT AND DURATION AND ALL THE GUARANTEES ARE SUBJECT TO THE GUARANTORS’ ABILITIES AND WILLINGNESS TO PAY. WE CANNOT BE SURE OF THE FUTURE FINANCIAL PERFORMANCE OF OUR PROPERTIES AND WHETHER SUCH PERFORMANCE WILL COVER OUR MINIMUM RETURNS AND RENTS, WHETHER THE GUARANTEES OR SECURITY DEPOSITS WILL BE ADEQUATE TO COVER FUTURE SHORTFALLS IN THE MINIMUM RETURNS OR RENTS DUE TO US WHICH THEY GUARANTY OR SECURE, OR REGARDING OUR MANAGERS’, TENANTS’ OR GUARANTORS’ FUTURE ACTIONS IF AND WHEN THE GUARANTEES AND SECURITY DEPOSITS EXPIRE OR ARE DEPLETED OR THEIR ABILITIES OR WILLINGNESS TO PAY MINIMUM RETURNS AND RENTS OWED TO US. MOREOVER, THE SECURITY DEPOSITS WE HOLD ARE NOT SEGREGATED FROM OUR OTHER ASSETS AND THE APPLICATION OF SECURITY DEPOSITS TO COVER PAYMENT SHORTFALLS WILL RESULT IN US RECORDING INCOME, BUT WILL NOT RESULT IN US RECEIVING ADDITIONAL CASH. THE BALANCE OF OUR ANNUAL MINIMUM RETURNS AND RENTS AS OF DECEMBER 31, 2017 WAS NOT GUARANTEED.

•
WYNDHAM'S $35.7 MILLION LIMITED GUARANTY WAS DEPLETED DURING THE YEAR ENDED DECEMBER 31, 2017. WE DO NOT HOLD A SECURITY DEPOSIT WITH RESPECT TO AMOUNTS DUE UNDER THE WYNDHAM AGREEMENT. WYNDHAM HAS PAID 85% OF THE MINIMUM RETURNS DUE TO US FOR JANUARY AND FEBRUARY 2018. WE CAN PROVIDE NO ASSURANCE AS TO WHETHER WYNDHAM WILL CONTINUE TO PAY AT LEAST THE GREATER OF AVAILABLE HOTEL CASH FLOWS AND 85% OF THE MINIMUM RETURNS DUE TO US OR IF WYNDHAM WILL DEFAULT ON ITS PAYMENTS.

•
WE HAVE NO GUARANTEES OR SECURITY DEPOSITS FOR THE MINIMUM RETURNS DUE TO US FROM OUR MARRIOTT NO. 1 OR OUR SONESTA HOTEL AGREEMENTS. ACCORDINGLY, WHEN WE RECEIVE THE CONTRACTUAL AMOUNTS DUE TO US UNDER THESE CONTRACTS, SUCH AMOUNTS MAY BE LESS THAN THE MINIMUM RETURNS STATED IN THOSE MANAGEMENT CONTRACTS.

•
WE HAVE RECENTLY RENOVATED CERTAIN HOTELS AND ARE CURRENTLY RENOVATING ADDITIONAL HOTELS.  WE CURRENTLY EXPECT TO FUND APPROXIMATELY $180.1 MILLION IN 2018 AND APPROXIMATELY $105.6 MILLION IN 2019 FOR RENOVATIONS AND OTHER CAPITAL IMPROVEMENT COSTS AT CERTAIN OF OUR HOTELS. THE COST OF CAPITAL PROJECTS ASSOCIATED WITH SUCH RENOVATIONS MAY BE GREATER THAN WE NOW ANTICIPATE. OPERATING RESULTS AT OUR HOTELS MAY DECLINE AS A RESULT OF HAVING ROOMS OUT OF SERVICE OR OTHER DISRUPTIONS DURING RENOVATIONS. ALSO, WHILE OUR FUNDING OF THESE CAPITAL PROJECTS WILL CAUSE OUR CONTRACTUAL MINIMUM RETURNS TO INCREASE, THE HOTELS’ OPERATING RESULTS MAY NOT INCREASE OR MAY NOT INCREASE TO THE EXTENT THAT THE MINIMUM RETURNS INCREASE. ACCORDINGLY, COVERAGE OF OUR MINIMUM RETURNS AT THESE HOTELS MAY REMAIN DEPRESSED FOR AN EXTENDED PERIOD.

•
WE CURRENTLY EXPECT TO PURCHASE FROM TA DURING 2018 APPROXIMATELY $51.5 MILLION OF CAPITAL IMPROVEMENTS TA EXPECTS TO MAKE TO THE TRAVEL CENTERS WE LEASE TO TA. PURSUANT TO THE TERMS OF THE APPLICABLE LEASES, THE ANNUAL RENT PAYABLE TO US BY TA WILL INCREASE AS A RESULT OF ANY SUCH PURCHASES. WE MAY ULTIMATELY PURCHASE MORE OR LESS THAN THIS BUDGETED AMOUNT. TA MAY NOT REALIZE RESULTS FROM ANY OF THESE CAPITAL IMPROVEMENTS WHICH EQUAL OR EXCEED THE INCREASED ANNUAL RENTS IT WILL BE OBLIGATED TO PAY TO US, WHICH COULD INCREASE THE RISK OF TA BEING UNABLE TO PAY AMOUNTS DUE TO US.

•
HOTEL ROOM DEMAND AND TRUCKING ACTIVITY ARE OFTEN REFLECTIONS OF THE GENERAL ECONOMIC ACTIVITY IN THE COUNTRY AND IN THE GEOGRAPHIC AREAS WHERE OUR PROPERTIES ARE LOCATED. IF ECONOMIC ACTIVITY DECLINES, HOTEL ROOM DEMAND AND TRUCKING ACTIVITY MAY DECLINE AND THE OPERATING RESULTS OF OUR HOTELS AND TRAVEL CENTERS MAY DECLINE, THE FINANCIAL RESULTS OF OUR HOTEL MANAGERS AND OUR TENANTS, INCLUDING TA, MAY SUFFER AND THESE MANAGERS AND TENANTS MAY BE UNABLE TO PAY OUR RETURNS OR RENTS. ALSO, DEPRESSED OPERATING RESULTS FROM OUR PROPERTIES FOR EXTENDED PERIODS MAY RESULT IN THE OPERATORS OF SOME OR ALL OF OUR HOTELS AND OUR TRAVEL CENTERS BECOMING UNABLE OR UNWILLING TO MEET THEIR OBLIGATIONS OR THEIR GUARANTEES AND SECURITY DEPOSITS WE HOLD MAY BE EXHAUSTED.

•
HOTEL AND OTHER COMPETITIVE FORMS OF TEMPORARY LODGING SUPPLY (FOR EXAMPLE, AIRBNB) HAVE BEEN INCREASING AND MAY AFFECT OUR HOTEL OPERATORS' ABILITY TO GROW AVERAGE DAILY RATE, OR ADR, AND OCCUPANCY, AND ADR AND OCCUPANCY COULD DECLINE DUE TO INCREASED COMPETITION WHICH MAY CAUSE OUR HOTEL OPERATORS TO BECOME UNABLE TO PAY OUR RETURNS OR RENTS.

•
IF THE CURRENT LEVEL OF COMMERCIAL ACTIVITY IN THE COUNTRY DECLINES, IF THE PRICE OF DIESEL FUEL INCREASES SIGNIFICANTLY, IF FUEL CONSERVATION MEASURES ARE INCREASED, IF FREIGHT BUSINESS IS DIRECTED AWAY FROM TRUCKING, IF TA IS UNABLE TO EFFECTIVELY COMPETE OR OPERATE ITS BUSINESS, IF FUEL EFFICIENCIES, THE USE OF ALTERNATIVE FUELS OR TRANSPORTATION TECHNOLOGIES REDUCE THE DEMAND FOR PRODUCTS AND SERVICES TA SELLS OR FOR VARIOUS OTHER REASONS, TA MAY BECOME UNABLE TO PAY CURRENT AND DEFERRED RENTS DUE TO US.

•
OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES THAT GENERATE RETURNS OR CAN BE LEASED FOR RENTS WHICH EXCEED THEIR OPERATING AND CAPITAL COSTS. WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE OR TO NEGOTIATE ACCEPTABLE PURCHASE PRICES, ACQUISITION FINANCING, MANAGEMENT CONTRACTS OR LEASE TERMS FOR NEW PROPERTIES.

•	CONTINGENCIES IN OUR ACQUISITION AND SALE AGREEMENTS MAY NOT BE SATISFIED AND OUR PENDING ACQUISITIONS AND SALES AND ANY RELATED MANAGEMENT OR LEASE ARRANGEMENTS

WE EXPECT TO ENTER MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS OF SUCH TRANSACTIONS OR ARRANGEMENTS MAY CHANGE.

•
AT DECEMBER 31, 2017, WE HAD $24.1 MILLION OF CASH AND CASH EQUIVALENTS, $602.0 MILLION AVAILABLE UNDER OUR $1.0 BILLION REVOLVING CREDIT FACILITY AND SECURITY DEPOSITS AND GUARANTEES COVERING SOME OF OUR MINIMUM RETURNS AND RENTS. THESE STATEMENTS MAY IMPLY THAT WE HAVE ABUNDANT WORKING CAPITAL AND LIQUIDITY. HOWEVER, OUR MANAGERS AND TENANTS MAY NOT BE ABLE TO FUND MINIMUM RETURNS AND RENTS DUE TO US FROM OPERATING OUR PROPERTIES OR FROM OTHER RESOURCES; IN THE PAST AND CURRENTLY, CERTAIN OF OUR TENANTS AND HOTEL MANAGERS HAVE IN FACT NOT PAID THE MINIMUM AMOUNTS DUE TO US FROM THEIR OPERATIONS OF OUR LEASED OR MANAGED PROPERTIES. ALSO, CERTAIN OF THE SECURITY DEPOSITS AND GUARANTEES WE HAVE TO COVER ANY SUCH SHORTFALLS ARE LIMITED IN AMOUNT AND DURATION, AND ANY SECURITY DEPOSITS WE APPLY FOR SUCH SHORTFALLS DO NOT RESULT IN ADDITIONAL CASH FLOWS TO US. OUR PROPERTIES REQUIRE, AND WE HAVE AGREED TO PROVIDE, SIGNIFICANT FUNDING FOR CAPITAL IMPROVEMENTS, RENOVATIONS AND OTHER MATTERS. ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL OR LIQUIDITY.

•	WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE.

•	CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND OTHER CREDIT FACILITY CONDITIONS THAT WE MAY BE UNABLE TO SATISFY.

•	ACTUAL COSTS UNDER OUR REVOLVING CREDIT FACILITY OR OTHER FLOATING RATE DEBT WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF FEES AND EXPENSES ASSOCIATED WITH SUCH DEBT.

•
THE MAXIMUM BORROWING AVAILABILITY UNDER OUR REVOLVING CREDIT FACILITY AND TERM LOAN MAY BE INCREASED TO UP TO $2.3 BILLION ON A COMBINED BASIS IN CERTAIN CIRCUMSTANCES; HOWEVER, INCREASING THE MAXIMUM BORROWING AVAILABILITY UNDER OUR REVOLVING CREDIT FACILITY AND TERM LOAN IS SUBJECT TO OUR OBTAINING ADDITIONAL COMMITMENTS FROM LENDERS, WHICH MAY NOT OCCUR.

•
THE PREMIUMS USED TO DETERMINE THE INTEREST RATE PAYABLE ON OUR REVOLVING CREDIT FACILITY AND TERM LOAN AND THE FACILITY FEE PAYABLE ON OUR REVOLVING CREDIT FACILITY ARE BASED ON OUR CREDIT RATINGS.  FUTURE CHANGES IN OUR CREDIT RATINGS MAY CAUSE THE INTEREST AND FEES WE PAY TO INCREASE.

•	WE HAVE THE OPTION TO EXTEND THE MATURITY DATE OF OUR REVOLVING CREDIT FACILITY UPON PAYMENT OF A FEE AND MEETING OTHER CONDITIONS; HOWEVER, THE APPLICABLE CONDITIONS MAY NOT BE MET.

•
THE BUSINESS AND PROPERTY MANAGEMENT AGREEMENTS BETWEEN US AND RMR LLC HAVE CONTINUING 20 YEAR TERMS.  HOWEVER, THOSE AGREEMENTS PERMIT EARLY TERMINATION IN CERTAIN CIRCUMSTANCES.  ACCORDINGLY, WE CANNOT BE SURE THAT THESE AGREEMENTS WILL REMAIN IN EFFECT FOR CONTINUING 20 YEAR TERMS.

•
WE BELIEVE THAT OUR RELATIONSHIPS WITH OUR RELATED PARTIES, INCLUDING RMR LLC, RMR INC., TA, SONESTA, AIC AND OTHERS AFFILIATED WITH THEM MAY BENEFIT US AND PROVIDE US WITH COMPETITIVE ADVANTAGES IN OPERATING AND GROWING OUR BUSINESS. HOWEVER, THE ADVANTAGES WE BELIEVE WE MAY REALIZE FROM THESE RELATIONSHIPS MAY NOT MATERIALIZE.

•	RMR INC. MAY REDUCE THE AMOUNT OF ITS DISTRIBUTIONS TO ITS SHAREHOLDERS, INCLUDING US.

•
MARRIOTT INTERNATIONAL, INC., OR MARRIOTT, HAS NOTIFIED US THAT IT DOES NOT INTEND TO EXTEND ITS LEASE FOR OUR RESORT HOTEL ON KAUAI, HAWAII WHEN THAT LEASE EXPIRES ON DECEMBER 31, 2019 AND WE INTEND TO HAVE DISCUSSIONS WITH MARRIOTT ABOUT THE FUTURE

OF THIS HOTEL. THESE STATEMENTS MAY IMPLY THAT MARRIOTT WILL NOT OPERATE THIS HOTEL IN THE FUTURE OR THAT WE MAY RECEIVE LESS CASH FLOWS FROM THIS HOTEL IN THE FUTURE. OUR DISCUSSIONS WITH MARRIOTT HAVE ONLY RECENTLY BEGUN. AT THIS TIME WE CANNOT PREDICT HOW OUR DISCUSSIONS WITH MARRIOTT WILL IMPACT THE FUTURE OF THIS HOTEL. FOR EXAMPLE, THIS HOTEL MAY CONTINUE TO BE OPERATED BY MARRIOTT ON DIFFERENT CONTRACT TERMS THAN THE CURRENT LEASE, WE MAY IDENTIFY A DIFFERENT OPERATOR FOR THIS HOTEL, OR THE CASH FLOWS WHICH WE RECEIVE FROM OUR OWNERSHIP OF THIS HOTEL MAY BE DIFFERENT THAN THE RENT WE NOW RECEIVE. ALSO, ALTHOUGH THE CURRENT LEASE EXPIRES ON DECEMBER 31, 2019, WE AND MARRIOTT MAY AGREE UPON A DIFFERENT TERMINATION DATE. AND

•
WE HAVE ADVISED MORGANS HOTEL GROUP, OR MORGANS, THAT THE CLOSING OF ITS MERGER WITH SBE ENTERTAINMENT GROUP, LLC, OR SBE, WAS A VIOLATION OF OUR AGREEMENT WITH MORGANS, WE BEGAN A LITIGATION FOR UNLAWFUL DETAINER AGAINST MORGANS AND SBE TO COMPEL MORGANS AND SBE TO SURRENDER POSSESSION OF THE SAN FRANCISCO HOTEL WHICH MORGANS LEASES FROM US, AND WE ARE IN DISCUSSIONS WITH MORGANS AND SBE REGARDING THIS MATTER. THE OUTCOME OF THIS PENDING LITIGATION AND OF OUR DISCUSSIONS WITH MORGANS AND SBE IS NOT ASSURED BUT WE BELIEVE THAT MORGANS MAY SURRENDER POSSESSION OF THIS HOTEL OR THAT THE COURT WILL DETERMINE THAT MORGANS AND SBE HAVE BREACHED THE LEASE. WE ALSO BELIEVE THAT THIS HOTEL MAY REQUIRE SUBSTANTIAL CAPITAL INVESTMENT TO REMAIN COMPETITIVE IN ITS MARKET. THE CONTINUATION OF OUR DISPUTE WITH MORGANS AND SBE REQUIRES US TO EXPEND LEGAL FEES AND THE RESULT OF THIS DISPUTE MAY CAUSE US SOME LOSS OF RENT AT LEAST UNTIL THIS HOTEL MAY BE RENOVATED AND OPERATIONS IMPROVE. LITIGATION AND DISPUTES WITH TENANTS OFTEN PRODUCE UNEXPECTED RESULTS AND WE CAN PROVIDE NO ASSURANCE REGARDING THE RESULTS OF THIS DISPUTE.

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

v

HOSPITALITY PROPERTIES TRUST
2017 FORM 10-K ANNUAL REPORT

PART I
Item 1.  Business
The Company.  We are a real estate investment trust, or REIT, formed in 1995 under the laws of the State of Maryland. As of December 31, 2017, we owned 323 hotels with 49,903 rooms or suites, and 199 travel centers. Our properties are located in 45 states in the United States, Canada and Puerto Rico. Our principal place of business is Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and our telephone number is (617) 964-8389.
Our principal internal growth strategy is to apply asset management strategies to aid our hotel operators in improving performance and to participate through additional returns and percentage rents in increases in the operating income of our managed hotel properties and increases in the total sales at our leased hotels and travel centers, respectively. Our asset management team also works closely with our operators to ensure our hotels are well maintained and that capital investments are well planned and executed efficiently in order to maximize the long term value of our properties.
Our external growth strategy is defined by our acquisition, disposition and financing policies as described below. Our investment, financing and disposition policies and business strategies are established by our Board of Trustees and may be changed by our Board of Trustees at any time without shareholder approval.
HOTEL PROPERTIES
As of December 31, 2017, our hotels were operated as Courtyard by Marriott®, Royal Sonesta®, Sonesta Hotels & Resorts®, Sonesta ES Suites®, Candlewood Suites®, Crowne Plaza Hotels & Resorts®, Residence Inn by Marriott®, Staybridge Suites®, Hyatt Place®, Wyndham Hotels & Resorts®, Wyndham Grand®, Kimpton Hotels & Restaurants®, InterContinental Hotels & Resorts®, Marriott Hotels and Resorts®, the Clift Hotel®, Radisson® Hotels & Resorts, TownePlace Suites by Marriott®, Hawthorn Suites®, Country Inns & Suites by Carlson®, Holiday Inn® Hotels and SpringHill Suites by Marriott®. In the hotel descriptions which follow in this section we report our gross investments, after impairment writedowns but before depreciation and before investments funded by reserves created from operating results which were not funded separately by us. Our hotels are typically located in urban or high density suburban locations near major urban centers and are generally intended to be in locations convenient for business travelers.
Courtyard by Marriott® hotels are designed to attract both business and leisure travelers. Our Courtyard by Marriott® hotels contain between 108 and 296 guest rooms. Most Courtyard by Marriott® hotels are built with a courtyard containing a patio, pool and socializing area that may be enclosed depending upon location. The Courtyard by Marriott® brand has evolved to include upgraded public space, technology including mobile check in and food & beverage offerings through the Bistro at Courtyard®.  These hotels generally have a market offering 24-hour snacks and beverages, a restaurant and lounge offering meal service with seasonal selections and signature drinks, grab and go, Starbucks® coffee, meeting rooms, business services, a 24-hour fitness center and guest laundry. The guest rooms are similar in size and furnishings to guest rooms in full service Marriott® hotels with plush bedding, stylish bathrooms and a flexible workspace area. Each guest room also offers complimentary Wi-Fi. In addition, many of the same amenities as would be available in full service Marriott® hotels are available in Courtyard by Marriott® hotels, except room service may not be available and meeting and function rooms are limited in size and number. According to Marriott International, Inc., or Marriott, as of December 31, 2017, 1,142 Courtyard by Marriott® hotels were open and operating worldwide. As of December 31, 2017, we have invested $983 million in 71 Courtyard by Marriott® hotels with a total of 10,265 rooms.
Royal Sonesta® and Sonesta Hotels & Resorts® hotels offer full service accommodations to business and leisure travelers. Each hotel and its operation reflect the destination of the property, offering guests a unique, local and cultural experience from location to location. Royal Sonesta® hotels are luxury hotels located in major cities and offer luxury amenities and services coupled with signature restaurant and lounge areas. Sonesta Hotels & Resorts® hotels are upscale hotels that are typically located in urban and resort locations offering meeting facilities and restaurants. Our Royal Sonesta® and Sonesta Hotels & Resorts® hotels contain between 203 and 485 guest rooms. Amenities consistent between both brands include flexible ballroom/meeting space ranging from 10,000 to 65,000 square feet, business center, fitness center and concierge services, in room dining and complimentary Wi-Fi. According to Sonesta International Hotels Corporation, or Sonesta, as of December 31, 2017, there were five Royal Sonesta® hotels and 27 Sonesta Hotels & Resorts® hotels open and operating worldwide. As of December 31, 2017,  we have invested a total of $858 million in five Royal Sonesta® hotels and in five Sonesta Hotels & Resorts® hotels with a total of 3,596 rooms.

Sonesta ES Suites® is Sonesta’s upper midscale extended stay brand that offers residential style suites including oversized studio, one and two bedroom suites. This brand caters to both the extended stay business traveler and the family oriented leisure traveler. Our Sonesta ES Suites® hotels contain between 80 and 208 suites. The comfortable and spacious suites offer a fully equipped kitchen, flexible work space and complimentary Wi-Fi. Additional amenities include a business center, a common room offering complimentary hot breakfast buffet and evening social hour, 24-hour on-site convenience store, 24-hour fitness center, outdoor recreational court and on-site guest laundry. All Sonesta ES Suites® hotels are also pet friendly. According to Sonesta, as of December 31, 2017, there were 41 Sonesta ES Suites® hotels open and operating in the United States. As of December 31, 2017, we have invested $599 million in 39 Sonesta ES Suites® with a total of 4,730 suites.
Candlewood Suites® hotels are mid-priced extended stay hotels which offer studio and one bedroom suites. The hotels are designed for corporate, consulting and government markets appealing to travelers involved in long-term engagements such as temporary work assignments, projects, training programs or government business. Our Candlewood Suites® hotels contain between 81 and 276 suites. Each Candlewood Suites® suite contains a fully equipped kitchen, a combination living and work space and a sleeping area. The kitchen typically includes a full-size microwave, full-size refrigerator, stovetop, dishwasher and coffee maker. The living area generally contains a convertible sofa or recliner.  The work area includes a large desk and executive chair and complimentary Wi-Fi. Other amenities generally offered at each Candlewood Suites® hotel include a 24-hour fitness center, complimentary guest laundry facilities, a Lending Locker® that stores common guest amenities, an outdoor grilling area and the Candlewood Cupboard® where guests can purchase light meals, snacks and other refreshments 24 hours a day. According to InterContinental Hotels Group, plc, or InterContinental, the owner of the Candlewood Suites® brand, as of December 31, 2017, 376 Candlewood Suites® hotels were open and operating worldwide. As of December 31, 2017, we have invested $586 million in 61 Candlewood Suites® hotels with a total of 7,553 suites.
Crowne Plaza Hotels & Resorts® is InterContinental’s upscale brand targeted at the modern business traveler and leisure guest seeking upscale accommodations at a reasonable price. Crowne Plaza Hotels & Resorts® has a particular focus on small to medium sized meeting accommodations and related services. Our Crowne Plaza Hotels & Resorts® hotels contain between 300 and 613 rooms and between 5,000 and 25,000 square feet of meeting and banquet space. The Crowne Plaza Hotels & Resorts® brand offers a wide variety of premium services and amenities, including fully-appointed guest rooms with ample work space, a full complement of business services, complimentary Wi-Fi, dining choices, quality fitness facilities and select properties with concierge services and comprehensive meeting capabilities. According to InterContinental, as of December 31, 2017, 414 Crowne Plaza Hotels & Resorts® hotels were open and operating worldwide. As of December 31, 2017, we have invested $558 million in 10 Crowne Plaza Hotels & Resorts® hotels with a total of 3,941 rooms.
Residence Inn by Marriott® hotels are designed to provide business and leisure travelers with all the comforts of home while on long-term stays. Our Residence Inn by Marriott® hotels have between 102 and 231 studio, one bedroom and two bedroom spacious suites. Many Residence Inn by Marriott® hotels are designed as residential style buildings with landscaped walkways, courtyards and recreational areas. Residence Inn by Marriott® hotels do not have restaurants; however, each hotel has a 24-hour market and also offers a grocery delivery service. All offer a complimentary hot breakfast buffet with a rotational menu and the newly re-launched complimentary Residence Inn Mix featuring tasteful food options and premium beers in the evening. In addition, each suite contains a fully equipped kitchen and many have fireplaces. Each hotel also offers complimentary Wi-Fi and the ability to check in from a mobile device. Most Residence Inn by Marriott® hotels also have swimming pools, barbeque areas, 24-hour exercise rooms, business centers, a Sport Court® and guest laundry. Residence Inn by Marriott® hotels also offer pet friendly environments and designated pet walk areas. According to Marriott, as of December 31, 2017, 760 Residence Inn by Marriott® hotels were open and operating worldwide. As of December 31, 2017, we have invested $540 million in 35 Residence Inn by Marriott® hotels with a total of 4,488 suites.
Staybridge Suites® are upscale extended stay hotels that offer residential style studio and one or two bedroom suites for business, governmental, relocation, leisure and family travelers. Our Staybridge Suites® hotels contain between 92 and 150 suites. Each suite typically offers a fully equipped kitchen, living space, well-lit workspace and complimentary Wi-Fi. Other amenities include a “Great Room” lobby that offers a complimentary hot breakfast buffet and social evening receptions mid-week, an onsite pantry store, complimentary guest laundry, 24-hour fitness center and 24-hour business center coupled with an outdoor area that includes a sport court, a patio and a barbeque area. Additionally, Staybridge Suites® hotels in the United States are pet friendly.  With the various amenities, guests are encouraged to feel at home and comfortable. According to InterContinental, the owner of the Staybridge Suites® brand, as of December 31, 2017, 255 Staybridge Suites® hotels were open and operating worldwide. As of December 31, 2017, we have invested $331 million in 19 Staybridge Suites® hotels with a total of 2,364 suites.
Hyatt Place® hotels are all suite upscale hotels offering casual hospitality in a well-designed, high tech and contemporary environment catering to the multi-tasking business traveler, as well as families. Hyatt Place® properties are also suitable for small corporate/executive group meetings. Hyatt Place® hotels are located in urban, suburban and airport locations.

Our Hyatt Place® hotels contain between 98 and 134 rooms. Hyatt Place® suites typically include upgraded bedding, a wet bar, granite counters, a sectional sofa, complimentary Wi-Fi and a media center with a large screen high definition television. A signature feature of Hyatt Place® is the Gallery, where guests can enjoy a complimentary hot breakfast buffet with a rotational menu of premium items, as well as access to the 24-hour guest kitchen that offers a variety of food selections for purchase. Additional food and beverage options are available through the Coffee to Cocktails Bar, which offers various coffee options and a selection of beer, wine and cocktails, and the Gallery Market, with a grab and go case that offers salads, sandwiches and snacks that can be purchased and taken on the go. Additionally, Hyatt Place hotels offer a pet friendly environment. According to Hyatt Hotels Corporation, or Hyatt, the owner of the Hyatt Place® brand, as of December 31, 2017, 302 Hyatt Place® hotels were open and operating worldwide. As of December 31, 2017, we have invested $302 million in 22 Hyatt Place® hotels with a total of 2,724 suites.
Wyndham Hotels & Resorts and Wyndham Grand® hotels are full service properties located in business and vacation destinations. The hotels offer all of the comfort and amenities a hotel guest would expect, including well-appointed public areas, guest rooms featuring WynRest® bedding for a serene sleep experience and various dining options. Business locations feature meeting space flexible for large and small meetings, as well as business centers and fitness centers. Wyndham Grand® hotels are situated in resort and urban destinations, and seek to provide a one-of-a-kind experience with local flavor. Guestrooms are comfortable and refined, dining experiences are crafted by master chefs and lounges and public areas are designed to invite guests to stay and relax. For social and business functions, the hotels contain flexible meeting spaces, with sophisticated entertainment and presentation capabilities. Our Wyndham branded hotels contain between 219 to 344 rooms with between 7,500 to 27,000 square feet of meeting space. According to Wyndham Hotel Group, or Wyndham, as of December 31, 2017, 267 Wyndham Hotels & Resorts® hotels were open and operating worldwide. As of December 31, 2017, we have invested a total of $292 million in five Wyndham hotels and one Wyndham Grand® hotel with a combined total of 1,823 rooms.
Kimpton Hotels & Restaurants® is a full service boutique hotel brand that offers a unique stay and a personalized experience for both business and leisure travelers in the urban and resort areas in which they are located. The brand is known throughout the industry as a pioneer in the boutique hotel segment. Our Kimpton Hotels contain between 121 and 483 rooms. Kimpton Hotel public areas offer amenities and services that often include award winning restaurants based on local cuisine, meeting and banquet space, evening “Wine Hour”, complimentary coffee and tea, complimentary Wi-Fi for reward program members, room service, business centers and fitness centers. These pet friendly hotels also offer yoga mats in every room, in-room fitness programs, complimentary bike rentals and luxurious robes. According to InterContinental, the owner of the Kimpton Hotels & Restaurants® brand, as of December 31, 2017, 66 Kimpton Hotels & Restaurants® were open and operating worldwide. As of December 31, 2017, we have invested $272 million in three Kimpton Hotels with 825 suites.
InterContinental Hotels & Resorts® are luxury hotels that blend consistent global standards with the distinctive cultural features associated with their separate locations in an effort to deliver authentic guest experiences. Our InterContinental Hotels & Resorts® hotels contain between 190 and 402 rooms. InterContinental Hotels & Resorts® hotels offer high levels of service for business and leisure guests seeking a luxury hotel experience. Amenities include a wide range of personal and business services in addition to restaurants, cocktail lounges, pools, saunas, meeting space and health/fitness centers. According to InterContinental, as of December 31, 2017, 194 InterContinental Hotels & Resorts® hotels were open and operating worldwide. As of December 31, 2017, we have invested $218 million in three InterContinental Hotels & Resorts® hotels with a total of 800 rooms.
Marriott Hotels and Resorts® is Marriott’s global flagship brand renowned for the consistent quality of their physical appearances and well trained staff. Our Marriott Hotels and Resorts® hotels contain between 356 and 392 rooms. The guest rooms offer luxury linens, a “smart workspace”, complimentary Wi-Fi and high definition televisions. Our Marriott Hotels and Resorts® hotels have between 20,000 to 25,000 square feet of meeting and banquet space. Amenities include a wide range of personal and business services in addition to Wi-Fi enabled lobbies, mobile check in, a choice of restaurants, room service, cocktail lounges, business centers, concierge floors, pools and health/fitness centers. According to Marriott, as of December 31, 2017, 566 Marriott Hotels and Resorts® hotels were open and operating worldwide. As of December 31, 2017, we have invested $131 million in two Marriott Hotels and Resorts® hotels with a total of 748 guest rooms.
The Clift Hotel® is a boutique luxury hotel with 372 rooms located within the Union Square district of San Francisco, CA. This historic hotel originally opened in 1913 and was completely renovated in 2001. This hotel is currently operated by a subsidiary of Morgans Hotel Group, or Morgans. The hotel features 7,700 square feet of meeting space, the iconic Redwood Room bar, a 24-hour fitness center, a business center, and valet parking. Spacious guest rooms feature stylish custom designed furniture and luxury bath amenities. As of December 31, 2017, we have invested $120 million in the Clift Hotel®. For information about the current operating status of this hotel, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Managers and Tenants" of this Annual Report on Form 10-K.

Radisson® Hotels & Resorts is an upscale full service hotel brand that serves both the business and leisure traveler. Amenities and services often include Sleep Number® beds, large desks, complimentary Wi-Fi, a restaurant, room service and a pre-arrival online check in system. Radisson® Hotels & Resorts hotels offer a Business Class room that extends upgraded amenities and services at a premium price. Our Radisson® Hotels & Resorts hotels contain between 180 and 381 guest rooms. The flexible meeting facilities at our Radisson® Hotels & Resorts hotels range in size from 4,100 to 15,000 square feet and can accommodate groups between 10 and 600 people. Most of our Radisson® Hotels & Resorts hotels also have a lobby lounge, a swimming pool and a fitness center. According to Carlson Hotels Worldwide, or Carlson, the owner of the Radisson® Hotels & Resorts brand, as of December 31, 2017, 165 Radisson® Hotels & Resorts hotels were open and operating worldwide. As of December 31, 2017, we have invested $122 million in four Radisson® Hotels & Resorts hotels with a total of 969 rooms.
TownePlace Suites by Marriott® are mid-priced extended stay hotels offering studio and one or two bedroom suites for business and leisure travelers. Our TownePlace Suites® hotels contain between 94 and 141 suites. TownePlace Suites by Marriott® hotels compete in the mid-priced extended stay segment of the lodging industry. Each suite usually offers a fully equipped kitchen, a bedroom and separate living and work areas, including the in-room HomeOffice™ Suite. Other amenities offered typically include complimentary Wi-Fi, a business center, guest laundry facilities, 24-hour staffing, complimentary hot breakfast and coffee, 24-hour snack and beverage offerings from the “In a Pinch” market and a 24-hour fitness center, grill and patio areas and a pet friendly environment. According to Marriott, as of December 31, 2017, 338 TownePlace Suites by Marriott® were open and operating worldwide. As of December 31, 2017, we have invested $111 million in 12 TownePlace Suites by Marriott® hotels with a total of 1,321 suites.
Hawthorn Suites® by Wyndham is an extended stay brand that provides a comfortable and relaxing atmosphere for business and leisure travelers. Our Hawthorn Suites® hotels have between 76 and 141 studio and one bedroom suites. Each guest room offers a fully equipped kitchen, a work space and complimentary Wi-Fi. Hawthorn Suites® hotels offer a fitness center, guest laundry facilities, complimentary hot breakfast, an evening hospitality hour, complimentary grocery delivery service and Homemade @ HawthornSM recipes. Some locations also offer additional recreational areas such as outdoor pools.  According to Wyndham, as of December 31, 2017, 110 Hawthorn Suites® were open and operating worldwide. As of December 31, 2017, we have invested $102 million in 16 Hawthorn Suites® hotels with a total of 1,756 rooms.
Country Inns & Suites by Carlson® is a leading midscale brand catering to both business and leisure travel. This brand is known for being “like home” and for providing a comfortable hospitality experience. Our Country Inns & Suites by Carlson® hotels contain between 84 and 180 rooms. Amenities and services at these hotels include spacious, well equipped rooms with microwaves and refrigerators, a complimentary hot, expansive breakfast selection and complimentary Wi-Fi. The meeting facilities at our Country Inns & Suites by Carlson® hotels generally can accommodate groups of between 10 and 200 people in a flexible meeting room design with audiovisual equipment. Most of our Country Inns & Suites by Carlson® hotels also feature a lobby with a fireplace, a swimming pool, exercise facilities, business center services, coin-operated laundry service and a small restaurant and lounge. According to Carlson, as of December 31, 2017, 479 Country Inns & Suites by Carlson® hotels were open and operating worldwide. As of December 31, 2017, we have invested $73 million in four Country Inns & Suites by Carlson® hotels with a total of 610 rooms.
Holiday Inn® hotels offer business and leisure guests all the services and amenities of a full service hotel in a contemporary style at a moderate price. Our Holiday Inn® hotels contain between 190 and 300 rooms. The Holiday Inn® brand’s guest room offers a large work desk, complimentary Wi-Fi, a business center and in room coffee service. The meeting facilities at our Holiday Inn® hotels generally can accommodate groups of between 18 and 280 people in a flexible meeting room design with audiovisual equipment and catering options. These hotels typically also offer a swimming pool, fitness center, guest self-service laundry, a lobby lounge, room service and restaurant. Most locations also now offer a Kids Stay and Eat Free program. According to InterContinental, the owner of the Holiday Inn® brand, as of December 31, 2017, 1,242 Holiday Inn® hotels were open and operating worldwide. As of December 31, 2017, we have invested $73 million in three Holiday Inn® hotels with a total of 754 rooms.
SpringHill Suites by Marriott® are upscale all-suite hotels designed to attract value conscious business and family travelers. Our two SpringHill Suites® hotels contain 114 and 150 rooms, respectively. Guest suites can be up to 25% larger than standard hotel rooms. Each suite usually has separate sleeping, living and work areas, a mini-refrigerator, a microwave and coffee service. Other amenities offered include a sofa bed, complimentary daily hot breakfast buffet served in an open and bright lobby, guest laundry, mobile check in, a business center, complimentary Wi-Fi access throughout the hotel, a 24-hour market offering snacks and beverages and a 24-hour fitness center. According to Marriott, as of December 31, 2017, 388 SpringHill Suites by Marriott® hotels were open and operating worldwide. As of December 31, 2017, we have invested $25 million in two SpringHill Suites by Marriott® hotels with a total of 264 suites.

The following table details the chain scale and service level of our hotels, as categorized by STR, Inc., as of December 31, 2017:

	Service Level
Chain Scale	Full Service	Select Service	Extended Stay	Total
Luxury	4	—	—	4
Upper Upscale	6	—	—	6
Upscale	29	95	54	178
Upper Midscale	7	—	51	58
Midscale	—	—	77	77
Totals	46	95	182	323
TRAVEL CENTER PROPERTIES
As of December 31, 2017, we owned 199 travel centers, all of which we lease to TravelCenters of America LLC or its subsidiaries, or TA, pursuant to long term leases; 149 of our travel centers are operated under the TravelCenters of America®, or TA®, brand name and 50 are operated under the Petro Stopping Centers®, or Petro®, brand name.
Substantially all our travel centers are full service sites located at or near an interstate highway exit and offer fuel and non-fuel products and services 24 hours per day, 365 days per year. Our typical travel center includes: over 20 acres of land with parking for approximately 200 tractor trailers and approximately 100 cars; a full service restaurant and one or more quick service restaurants which are operated under nationally recognized brands; a truck repair facility and tire and parts store; multiple diesel and gasoline fueling points, including diesel exhaust fluid at the diesel lanes; a convenience store; a game room; a lounge and other amenities for professional truck drivers and motorists.
The physical layout of our travel centers varies from property to property. Most of our TA® branded properties have one building with separate service areas, while most of our Petro® branded properties have several separate buildings. According to TA, 178 TA® and 78 Petro® sites were open and operating in the U.S. and Canada as of December 31, 2017. As of December 31, 2017, we have invested $2.4 billion in 149 TA® branded properties with 3,529 land acres and $1.1 billion in 50 Petro® branded properties with 1,394 land acres.
PRINCIPAL MANAGEMENT AGREEMENT OR LEASE FEATURES
As of December 31, 2017, 321 of our hotels are included in seven combination portfolio agreements; 320 hotels are leased by us to our wholly owned "taxable REIT subsidiaries" as defined in Section 856(l) of the U.S. Internal Revenue Code of 1986, as amended, or TRSs, and managed by hotel operating companies and one hotel is leased to a hotel operating company. Two of our hotels are not included in a portfolio agreement and are leased to hotel operating companies. Our 199 owned travel centers are leased to TA, a travel center, convenience store and restaurant operating company, under five portfolio agreements. The principal features of the management agreements and leases for our 522 properties are as follows:

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

•
Long Terms.  Our management agreements and leases generally have initial terms of 15 years or more. The weighted average term remaining for our agreements (weighted by our investment) as of December 31, 2017 is 15.1 years, without giving effect to any renewal options our managers or tenants may have.

•
Pooled Agreements.  All but two of our properties are included in one of 12 portfolio agreements. In all but one of our portfolio agreements, the manager’s or tenant’s obligations to us with respect to each property in a portfolio agreement are subject to cross default with the obligations with respect to all the other properties in the same portfolio agreement. The smallest portfolio agreement includes eight hotels in which we have invested $195.1 million; the largest portfolio agreement includes 99 hotels in which we have invested $2.0 billion.

•	Geographic Diversification. The properties included in each portfolio agreement are geographically diversified.

•
Strategic Locations.  Our properties are located in the vicinity of major demand generators such as large suburban office parks, urban centers, airports, medical or educational facilities or major tourist attractions for hotels and typically at or near exits along interstate highways for travel centers.

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

•
Security Features.  Most of our management agreements or leases include various terms intended to secure the payments to us, including some or all of the following: cash security deposits which we receive but do not escrow; subordination of management fees payable to the operator to some or all of our minimum return or rent; and full or limited guarantees from the manager’s or tenant’s parent company. As of December 31, 2017, nine of our 12 portfolio agreements and one hotel leased to a third party, a total of 198 hotels and 199 travel centers, have minimum returns or minimum rent payable to us which are subject to full or limited guarantees or are backed by security deposits. These properties represent 74.4% of our total minimum returns and minimum rents at December 31, 2017. We do not have any security deposits or guarantees for three of our seven hotel portfolio agreements or one hotel we lease to a third party, a total of 125 hotels, representing 25.6% of our total annual minimum returns and minimum rents as of December 31, 2017. Accordingly, the minimum returns we are paid under these agreements will depend exclusively upon the performance of the hotels.

•
Management Fees. Management fees under most of our management agreements are subordinate to payment of our annual minimum returns. Our managers also have the ability to earn incentive management fees generally based on excess cash flows after payment of hotel operating expenses, funding of the required property maintenance reserve, if any, payment of our minimum returns, payment of management fees and in certain instances, replenishment of the security deposit or guarantee.

INVESTMENT AND OPERATING POLICIES
Our investment objectives include increasing cash flows from operations from dependable and diverse sources in order to increase per share distributions to our shareholders. To achieve these objectives, we seek to: maintain a strong capital base of shareholders’ equity; invest in high quality properties operated by qualified operating companies; use moderate debt leverage to fund additional investments which increase cash flows from operations because of positive spreads between our cost of investment capital and investment yields; structure investments which generate a minimum return and provide an opportunity to participate in operating growth at our properties; when market conditions permit, refinance debt with additional equity or long term debt; and pursue diversification so that our cash flows from operations come from diverse properties and operators.
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

Because we are a REIT, we generally may not operate our properties. We or our tenants have entered into arrangements for operation of our properties. Under the U.S. Internal Revenue Code of 1986, as amended, or the IRC, we may lease our hotels to one of our TRSs if the hotel is managed by a third party. As of December 31, 2017, 320 of our hotels were leased to our TRSs and managed by third parties. Any income realized by a TRS in excess of the rent paid to us by the subsidiary is subject to income tax at customary corporate rates. As, and if, the financial performance of the hotels operated for the account of our TRSs improves, these taxes may become material.
Acquisition Policies. We intend to pursue growth through the acquisition of additional properties. Generally, we prefer to purchase multiple properties in one transaction or individual properties that can be added to a pre-existing portfolio agreement because we believe a single management or lease agreement, cross default covenants and all or none renewal rights for multiple properties in diverse locations enhance the credit characteristics and the security of our investments. In implementing our acquisition strategy, we consider a range of factors relating to proposed property purchases including:

•	Historical and projected cash flows;

•	The competitive market environment and the current or potential market position of each property;

•	The tax and regulatory circumstances of the market area in which the property is located;

•	The availability of a qualified manager or lessee;

•	The financial strength of the proposed manager or lessee;

•	The amount and type of financial support available from the proposed manager or lessee;

•	The property’s design, construction quality, physical condition and age and expected capital expenditures that may be needed to maintain the property or to enhance its operation;

•	The size of the property;

•	The location and type of property;

•	The estimated replacement cost, capital improvement requirements and proposed acquisition price of the property;

•	Our weighted average long term cost of capital compared to projected returns we may realize by owning the property;

•	The reputation of any operator with which the property is or may become affiliated;

•	The level of services and amenities offered at the property;

•	The proposed management agreement or lease terms;

•	The brand under which the property operates or is expected to operate;

•	The strategic fit of the property or investment with the rest of our portfolio and our own plans; and

•	The existence of alternative sources, uses or needs for our capital and our debt leverage.
In determining the competitive position of a property, we examine the proximity and convenience of the property to its expected customer base, the number and characteristics of competitive properties within the property’s market area and the existence of barriers to entry within that market, including site availability and zoning restrictions. While we have historically focused on the acquisition of upscale limited service, extended stay and full service hotel properties and full service travel centers, we consider acquisitions in all segments of the hospitality industry. An important part of our acquisition strategy is to identify and select or create qualified, experienced and financially stable operators.

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
Other Investments. We prefer wholly owned investments in fee interests. However, circumstances may arise in which we may invest in leaseholds, joint ventures, mortgages and other real estate interests. We may invest or enter into real estate joint ventures if we conclude that we may benefit from the participation of coventurers or that the opportunity to participate in the investment is contingent on the use of a joint venture structure. We may invest in participating, convertible or other types of mortgages if we conclude that we may benefit from the cash flows or appreciation in the value of the mortgaged property. Convertible mortgages are similar to equity participation because they permit lenders to either participate in increasing revenues from the property or convert some or all of that mortgage into equity ownership interests. At December 31, 2017, we owned no convertible mortgages or joint venture interests.
We have in the past considered, and may in the future consider, the possibility of entering into mergers or strategic combinations with other companies. Our principal goal of any such transactions will be to increase our cash flows from operations and to further diversify our revenue sources.

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
Disposition Policies. We generally consider ourselves to be a long term owner of properties and are more interested in the long term earnings potential of our properties than selling properties for short term gains. We have occasionally sold a property or exchanged properties which we own for different properties. Although we may do so in the future, we have no current intention to dispose of any properties we presently own. We currently make decisions to dispose of properties based on factors including, but not limited to, the following:

•	The property’s current and expected future performance;

•	The proposed or expected sale price;

•	The capital required to maintain the property;

•	The strategic fit of the property with the rest of our portfolio and with our plans;

•	The manager’s or tenant’s desire to operate the property;

•	The manager’s or tenant’s desire to cease operation of the property;

•	Our intended use of the proceeds we may realize from the sale of a property;

•	The existence of alternative sources, uses or needs for our capital and our debt leverage; and

•	The tax implications to us and our shareholders of any proposed disposition.
Our Board of Trustees may change our investment and operating policies at any time without a vote of, or notice to, our shareholders.
FINANCING POLICIES
To maintain our qualification for taxation as a REIT under the IRC, we must distribute at least 90% of our annual REIT taxable income (excluding net capital gains). Accordingly, we generally will not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties and fund acquisitions and development or redevelopment efforts. Instead, we expect to repay our debts, invest in our properties and fund acquisitions and development or redevelopment efforts with borrowings under our revolving credit facility, proceeds from equity or debt securities we may issue (domestically or in foreign markets), including in subsidiaries, or retained cash from operations that may exceed distributions paid.

We may seek to obtain other lines of credit or to issue securities senior to our common shares, including preferred shares of beneficial interest and debt securities, either of which may be convertible into common shares or be accompanied by warrants to purchase common shares, or to engage in transactions which may involve a sale or other conveyance or contribution of hotels, travel centers or other properties or assets to subsidiaries or to other affiliates or unaffiliated entities. We may finance acquisitions, in whole or in part, by among other possible means, exchanging properties, issuing additional common shares or other securities or assuming outstanding mortgage debt on the acquired properties. We may also place new mortgages on our existing properties as a means of financing. The proceeds from any of our financings may be used to pay distributions, to provide working capital, to refinance existing indebtedness or to finance acquisitions and expansions of existing or new properties. For further information regarding our financing sources and activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Capital Resources” of this Annual Report on Form 10-K.

Although there are no limitations in our organizational documents on the amount of indebtedness we may incur, our $1.0 billion unsecured revolving credit facility, our unsecured term loan and our unsecured senior notes indentures and their supplements contain financial covenants which, among other things, restrict our ability to incur indebtedness and require us to maintain certain financial ratios. However, we may seek to amend these covenants or seek replacement financings with less restrictive covenants. In the future, we may decide to seek changes in the financial covenants which currently restrict our debt leverage based upon then current economic conditions, the relative availability and costs of debt versus equity capital and our need for capital to take advantage of acquisition opportunities or otherwise.

Generally, we intend to manage our leverage in a way that may allow us to maintain “investment grade” ratings from nationally recognized debt rating organizations; however, we cannot be sure that we will be able to maintain our investment grade ratings.

Our Board of Trustees may change our financing policies at any time without a vote of, or notice to, our shareholders.
OTHER INFORMATION
Our Manager.  RMR Inc. is a holding company and substantially all of its business is conducted by its majority owned subsidiary, The RMR Group LLC, or RMR LLC, a Maryland limited liability company. Adam Portnoy, our Managing Trustee, as the current sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. He is also a director and an officer of RMR Inc. and an officer of RMR LLC. Barry Portnoy was our other Managing Trustee and a director and an officer of RMR Inc. and an officer of RMR LLC until his death on February 25, 2018. Our day to day operations are conducted by RMR LLC.  RMR LLC originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR LLC has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and its telephone number is (617) 796-8390. RMR LLC or its subsidiaries also acts as the manager to Government Properties Income Trust, or GOV, Select Income REIT, or SIR, Industrial Logistics Properties Trust, or ILPT, Senior Housing Properties Trust, or SNH, and Tremont Mortgage Trust, or TRMT, and provides management and other services to other private and public companies, including Five Star Senior Living Inc., or Five Star, TA and Sonesta.  As of the date of this Annual Report on Form 10-K, the executive officers of RMR LLC are: Adam Portnoy, President and Chief Executive Officer; David M. Blackman, Executive Vice President; Jennifer B. Clark, Executive Vice President, General Counsel and Secretary; David J. Hegarty, Executive Vice President; Matthew P. Jordan, Executive Vice President, Chief Financial Officer and Treasurer; Mark L. Kleifges, Executive Vice President; Bruce J. Mackey Jr., Executive Vice President; John G. Murray, Executive Vice President; John C. Popeo, Executive Vice President; and Andrew J. Rebholz, Executive Vice President. Mark L. Kleifges and John G. Murray are also our executive officers. In addition, our Senior Vice President, Ethan S. Bornstein,  is a Senior Vice President of RMR LLC. Mr. Kleifges and other officers of RMR LLC also serve as officers of other companies to which RMR LLC provides management services.
Employees.  We have no employees. Services which would otherwise be provided to us by employees are provided by RMR LLC and by our Managing Trustee and officers. As of February 28, 2018, RMR LLC had over 450 full time employees in its headquarters and regional offices located throughout the United States.
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
The travel center and truck stop industry is highly competitive. Although there are approximately 6,400 travel centers and truck stops in the U.S., we understand TA believes that large, long haul trucking fleets tend to purchase the large majority of their fuel at the travel centers and truck stops that are located at or near interstate highway exits and from TA and their largest competitors, Pilot Flying J Inc. and Love’s Travel Stops & Country Stores. Long haul truck drivers can obtain fuel and non-fuel products and services from a variety of sources, including regional full service travel centers and fuel only truck stop chains, independently owned and operated truck stops, some large gas stations and trucking company terminals that provide fuel and services to their own trucking fleets. In addition, our travel centers compete with other truck repair and maintenance facilities, full and quick service restaurants and travel and convenience stores, and could face additional competition from state owned interstate highway rest areas, if they are commercialized. The largest competitors of our travel centers are travel centers owned by Pilot Flying J Inc. and Love's Travel Stops & Country Stores, which we believe represent a majority of the market for fuel sales to long haul trucking fleets. Competitive pressure from Pilot Flying J Inc. and Love's Travel Stops & Country Stores, especially for large trucking fleets and long haul trucking fleets, could negatively impact TA’s ability to pay rents due to us.
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
Environmental and Climate Change Matters.  Under various laws, owners as well as tenants and managers of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or manage and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose us to the possibility that we may become liable to government agencies or third parties for costs and damages they incur in connection with hazardous substances. Our travel centers include fueling areas, truck repair and maintenance facilities and tanks for the storage of petroleum products and other hazardous substances, all of which create a potential for environmental contamination. We reviewed environmental surveys and other studies of the properties we own prior to their purchase. Based upon those reviews we do not believe that there are environmental conditions at any of our properties that have had or will have a material adverse effect on us. Under the terms of our management agreements and leases, our tenants and managers have agreed to indemnify us from all environmental liabilities arising during the term of the agreements.
In addition, we believe that some of our properties may contain asbestos. We believe any asbestos on our properties is contained in accordance with applicable laws and regulations, and we have no current plans to remove it. If we removed the asbestos or demolished the affected properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed, and we could incur substantial costs complying with such regulations.
However, no assurances can be given that conditions are not present at our properties or that costs we may be required to incur in the future to remediate contamination will not have a material adverse effect on our business or financial condition. Moreover, our tenants and managers may not have sufficient resources to pay environmental liabilities.
The political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our hotel and travel center properties to increase. We do not expect the direct impact of these increases to be material to our results of operations, because the increased costs either would be the responsibility of our tenants or managers directly or in the longer term, passed through and paid by customers of our properties. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties, which could materially and adversely affect our financial condition or the financial condition of our tenants or managers and their ability to pay rent or returns to us. For further information regarding climate change matters and their possible adverse impact on us, see “Risk Factors—Risks Related to Our Business—Ownership of real estate is subject to climate change and adverse weather risks” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change”.
We are environmentally conscious and aware of the impact our properties have on the environment. We and our tenants and managers have implemented numerous initiatives to encourage recycling of plastics, paper and metal or glass containers; we have programs to encourage reduced water and energy use at a guest’s option by not laundering towels and linens every day. When we renovate our hotels we generally use energy efficient products including but not limited to lighting, windows and HVAC equipment and many of the appliances in our extended stay hotels are Energy Star rated. We or our tenants or managers have also installed car battery charging stations at some hotels and travel centers in our portfolio to accommodate environmentally aware customers.
Insurance.    We generally have insurance coverage for our properties, including for casualty, fire, extended coverage, liability and business interruption losses. Either we purchase the insurance ourselves and our managers or tenants are required to reimburse us, or our managers or tenants buy the insurance directly and are required to list us as an insured party.  We participate with RMR LLC and other companies to which RMR LLC provides management services in a combined property insurance program through Affiliates Insurance Company, or AIC, and with respect to which AIC is an insurer or a reinsurer of certain coverage amounts. We also participate with RMR Inc. and other companies managed by RMR LLC in a partial joint program for directors and officers liability insurance as well as purchasing such insurance for our own account. For further information, see Note 10 to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K.
Internet Website.  Our internet website address is www.hptreit.com. Copies of our governance guidelines, our code of business conduct and ethics, or our Code of Conduct, and the charters of our audit, compensation and nominating and governance committees are posted on our website and also may be obtained free of charge by writing to our Secretary, Hospitality Properties Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, MA 02458-1634 or at our website. We also have a policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and a governance hotline accessible on our website that shareholders can use to report concerns or complaints about accounting, internal accounting controls or auditing matters or violations or possible violations of our Code of Conduct. We make available, free of charge, on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or the SEC. Security holders may send communications to our Board of Trustees or individual Trustees by writing to the party for whom the communication is intended at c/o Secretary, Hospitality Properties Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634 or email secretary@hptreit.com. Our website address is included several times in this Annual Report on Form 10-K as a textual reference only and the information in our website is not incorporated by reference into this Annual Report on Form 10-K.
Segment Information.  As of December 31, 2017, we had two operating segments, hotel investments and travel center investments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in Item 15 of this Annual Report on Form 10-K for further financial information on our operating segments.
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

•	a person who owns 10% or more (by vote or value, directly or constructively under the IRC) of any class of our shares;

•	a U.S. expatriate;

•	a non-U.S. shareholder (as defined below) whose investment in our shares is effectively connected with the conduct of a trade or business in the United States;

•	a nonresident alien individual present in the United States for 183 days or more during an applicable taxable year;

•	a “qualified shareholder” (as defined in Section 897(k)(3)(A) of the IRC);

•	a “qualified foreign pension fund” (as defined in Section 897(l)(2) of the IRC) or any entity wholly owned by one or more qualified foreign pension funds;

•	a person subject to special tax accounting rules as a result of their use of applicable financial statements (within the meaning of Section 451(b)(3) of the IRC); or

•	except as specifically described in the following summary, a trust, estate, tax-exempt entity or foreign person.
The sections of the IRC that govern the federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable IRC provisions, related rules and regulations, and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the U.S. Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot be sure that the IRS or a court will agree with all of the statements made in this summary. The IRS could, for example, take a different position from that described in this summary with respect to our acquisitions, operations, valuations, restructurings or other matters, which, if a court agreed, could result in significant tax liabilities for applicable parties. In addition, this summary is not exhaustive of all possible tax considerations, and does not discuss any estate, gift, state, local or foreign tax considerations. For all these reasons, we urge you and any holder of or prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report on Form 10-K. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.

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

whose status as a U.S. shareholder is not overridden by an applicable tax treaty. Conversely, a “non-U.S. shareholder” is a beneficial owner of our shares other than an entity (or other arrangement) treated as a partnership for federal income tax purposes or a U.S. shareholder.

If any entity (or other arrangement) treated as a partnership for federal income tax purposes holds our shares, the tax treatment of a partner in the partnership generally will depend upon the status of the partner and the activities of the partnership. Any entity (or other arrangement) treated as a partnership for federal income tax purposes that is a holder of our shares and the partners in such a partnership (as determined for federal income tax purposes) are urged to consult their own tax advisors about the federal income tax consequences and other tax consequences of the acquisition, ownership and disposition of our shares.
Taxation as a REIT

We have elected to be taxed as a REIT under Sections 856 through 860 of the IRC, commencing with our 1995 taxable year. Our REIT election, assuming continuing compliance with the then applicable qualification tests, has continued and will continue in effect for subsequent taxable years. Although we cannot be sure, we believe that from and after our 1995 taxable year we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified us and will continue to qualify us to be taxed as a REIT under the IRC.

As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally are included in our shareholders’ income as dividends to the extent of our available current or accumulated earnings and profits. Our dividends are not generally entitled to the preferential tax rates on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends or as qualified dividend income, all as explained below. However, for taxable years beginning after 2017 and before 2026 and pursuant to the deduction-without-outlay mechanism of Section 199A of the IRC, our noncorporate shareholders will be eligible for lower effective tax rates on our dividends that are not treated as capital gain dividends or as qualified dividend income. No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders. Distributions in excess of our current or accumulated earnings and profits generally are treated for federal income tax purposes as returns of capital to the extent of a recipient shareholder’s basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, of which there are none outstanding at this time, and thereafter to distributions made on our common shares. For all these purposes, our distributions include cash distributions, any in kind distributions of property that we might make, and deemed or constructive distributions resulting from capital market activities (such as some redemptions), as described below.

Our counsel, Sullivan & Worcester LLP, is of the opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 1995 through 2017 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel’s opinions are conditioned upon the assumption that our leases, our declaration of trust and all other legal documents to which we have been or are a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us to our counsel as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a description or representation is inaccurate or incomplete, our counsel’s opinions may be adversely affected and may not be relied upon. The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, neither Sullivan & Worcester LLP nor we can be sure that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.

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

If we qualify for taxation as a REIT and meet the tests described below, we generally will not pay federal income tax on amounts we distribute to our shareholders. However, even if we qualify for taxation as a REIT, we may still be subject to federal tax in the following circumstances, as described below:

•
We will be taxed at regular corporate income tax rates on any undistributed “real estate investment trust taxable income,” determined by including our undistributed ordinary income and net capital gains, if any.

•
If we have net income from the disposition of “foreclosure property,” as described in Section 856(e) of the IRC, that is held primarily for sale to customers in the ordinary course of a trade or business or other nonqualifying income from foreclosure property, we will be subject to tax on this income at the highest regular corporate income tax rate.

•
If we have net income from “prohibited transactions”—that is, dispositions at a gain of inventory or property held primarily for sale to customers in the ordinary course of a trade or business other than dispositions of foreclosure property and other than dispositions excepted by statutory safe harbors—we will be subject to tax on this income at a 100% rate.

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

•
If we fail to satisfy any of the REIT asset tests described below (other than a de minimis failure of the 5% or 10% asset tests) due to reasonable cause and not due to willful neglect, but nonetheless maintain our qualification for taxation as a REIT because of specified cure provisions, we will be subject to a tax equal to the greater of $50,000 or the highest regular corporate income tax rate multiplied by the net income generated by the nonqualifying assets that caused us to fail the test.

•
If we fail to satisfy any provision of the IRC that would result in our failure to qualify for taxation as a REIT (other than violations of the REIT gross income tests or violations of the REIT asset tests described below) due to reasonable cause and not due to willful neglect, we may retain our qualification for taxation as a REIT but will be subject to a penalty of $50,000 for each failure.

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

If we fail to qualify for taxation as a REIT in any year, then we will be subject to federal income tax in the same manner as a regular C corporation. Further, as a regular C corporation, distributions to our shareholders will not be deductible by us, nor will distributions be required under the IRC. Also, to the extent of our current and accumulated earnings and profits, all distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for the preferential tax rates discussed below under the heading “—Taxation of Taxable U.S. Shareholders” and, subject to limitations in the IRC, will be potentially eligible for the dividends received deduction for corporate shareholders. Finally, we will generally be disqualified from taxation as a REIT for the four taxable years following the taxable year in which the termination of our REIT status is effective. Our failure to qualify for taxation as a REIT for even one year could result in us reducing or eliminating distributions to our shareholders, or in us incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level income taxes. Relief provisions under the IRC may allow us to continue to qualify for taxation as a REIT even if we fail to comply with various REIT requirements, all as discussed in more detail below. However, it is impossible to state whether in any particular circumstance we would be entitled to the benefit of these relief provisions.

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

Section 856(b) of the IRC provides that conditions (1) through (4) must be met during the entire taxable year and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a taxable year of less than 12 months. Although we cannot be sure, we believe that we have met conditions (1) through (7) during each of the requisite periods ending on or before the close of our most recently completed taxable year, and that we will continue to meet these conditions in our current and future taxable years.

To help comply with condition (6), our declaration of trust and bylaws restrict transfers of our shares that would otherwise result in concentrated ownership positions. These restrictions, however, do not ensure that we have previously satisfied, and may not ensure that we will in all cases be able to continue to satisfy, the share ownership requirements described in condition (6). If we comply with applicable Treasury regulations to ascertain the ownership of our outstanding shares and do not know, or by exercising reasonable diligence would not have known, that we failed condition (6), then we will be treated as having met condition (6). Accordingly, we have complied and will continue to comply with these regulations, including by requesting annually from holders of significant percentages of our shares information regarding the ownership of our shares. Under our declaration of trust and bylaws, our shareholders are required to respond to these requests for information. A shareholder that fails or refuses to comply with the request is required by Treasury regulations to submit a statement with its federal income tax return disclosing its actual ownership of our shares and other information.

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

Our Wholly Owned Subsidiaries and Our Investments Through Partnerships. Except in respect of a TRS as discussed below, Section 856(i) of the IRC provides that any corporation, 100% of whose stock is held by a REIT and its disregarded subsidiaries, is a qualified REIT subsidiary and shall not be treated as a separate corporation for U.S. federal income tax purposes. The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT’s. We believe that each of our direct and indirect wholly owned subsidiaries, other than the TRSs discussed below (and entities owned in whole or in part by the TRSs), will be either a qualified REIT subsidiary within the meaning of Section 856(i) of the IRC or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under Treasury regulations issued under Section 7701 of the IRC, each such entity referred to as a QRS. Thus, in applying all of the REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our QRSs are treated as ours, and our investment in the stock and other securities of such QRSs will be disregarded.

We have invested and may in the future invest in real estate through one or more entities that are treated as partnerships for federal income tax purposes. In the case of a REIT that is a partner in a partnership, Treasury regulations under the IRC provide that, for purposes of the REIT qualification requirements regarding income and assets described below, the REIT is generally deemed to own its proportionate share, based on respective capital interests, of the income and assets of the partnership (except that for purposes of the 10% value test, described below, the REIT’s proportionate share of the partnership’s assets is based on its proportionate interest in the equity and specified debt securities issued by the partnership). In addition, for these purposes, the character of the assets and items of gross income of the partnership generally remains the same in the hands of the REIT. In contrast, for purposes of the distribution requirements discussed below, we must take into account as a partner our share of the partnership’s income as determined under the general federal income tax rules governing partners and partnerships under Sections 701 through 777 of the IRC.

Subsidiary REITs. When a subsidiary qualifies for taxation as a REIT separate and apart from its REIT parent, the subsidiary’s shares are qualifying real estate assets for purposes of the REIT parent’s 75% asset test described below. However, failure of the subsidiary to separately satisfy the various REIT qualification requirements described in this summary or that are otherwise applicable (and failure to qualify for the applicable relief provisions) would generally result in (a) the subsidiary being subject to regular U.S. corporate income tax, as described above, and (b) the REIT parent’s ownership in the subsidiary (i) ceasing to be qualifying real estate assets for purposes of the 75% asset test, (ii) becoming subject to the 5% asset test, the 10% vote test and the 10% value test generally applicable to a REIT’s ownership in corporations other than REITs and TRSs, and (iii) thereby jeopardizing the REIT parent’s own REIT qualification and taxation on account of the subsidiary’s failure cascading up to the REIT parent, all as described under “—Asset Tests” below. We may in the future invest in real estate through one or more subsidiary entities that are intended to qualify for taxation as REITs. We expect to make protective TRS elections with respect to our subsidiary REITs and may implement other protective arrangements intended to avoid a cascading REIT failure if any of our subsidiary REITs were not to qualify for taxation as a REIT, but we cannot be sure that such protective elections and other arrangements would be effective to avoid or mitigate the resulting adverse consequences to us.

Taxable REIT Subsidiaries. As a REIT, we are permitted to own any or all of the securities of a TRS, provided that no more than 20% (25% before our 2018 taxable year) of the total value of our assets, at the close of each quarter, is comprised of our investments in the stock or other securities of our TRSs. Very generally, a TRS is a subsidiary corporation other than a REIT in which a REIT directly or indirectly holds stock and that has made a joint election with its affiliated REIT to be treated as a TRS. Our ownership of stock and other securities in TRSs is exempt from the 5% asset test, the 10% vote test and the 10% value test discussed below. Among other requirements, a TRS of ours must:

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

In addition, any corporation (other than a REIT) in which a TRS directly or indirectly owns more than 35% of the voting power or value of the outstanding securities is automatically a TRS. Subject to the discussion below, we believe that we and each of our TRSs have complied with, and will continue to comply with, the requirements for TRS status at all times during which we intend for the subsidiary’s TRS election to be in effect, and we believe that the same will be true for any TRS that we later form or acquire.

We acquired in the second quarter of 2015, and continue to own, an ownership position in RMR Inc. that is in excess of 10% of RMR Inc.’s outstanding securities by vote or value. Accordingly, we elected to treat RMR Inc. as a TRS effective as of June 5, 2015. RMR Inc., through its principal subsidiary, RMR LLC, has provided and continues to provide business and property management and other services to us and to other public and private companies, including other public REITs. Among these clients were and are operators of lodging facilities, operators of health care facilities, and owners of such facilities. Our counsel, Sullivan & Worcester LLP, has provided to us an opinion that the activities proscribed to TRSs under Section 856(l)(3) of the IRC relating to operating or managing lodging facilities or health care facilities should include only regular onsite services or day-to-day operational activities at or for lodging facilities or health care facilities. To the best of our knowledge, neither RMR Inc. nor RMR LLC has been or is involved in proscribed activities at or for lodging facilities or health care facilities. Thus, we do not believe that Section 856(l)(3) of the IRC precluded or precludes RMR Inc. from being treated as our TRS. In addition, because we acquired a significant portion of our investment in RMR Inc. in exchange for our common shares that were newly issued, our counsel, Sullivan & Worcester LLP, is of the opinion that our investment in RMR Inc. should have qualified as a “temporary investment of new capital” under Section 856(c)(5)(B) of the IRC to the extent related to such issuance of our common shares. To the extent our investment in RMR Inc. so qualified, it constituted a “real estate asset” under Section 856(c) of the IRC and did not constitute a security subject to the REIT asset test limitations discussed below for a one-year period that ended in June 2016. If the IRS or a court determines, contrary to the opinion of our counsel, that RMR Inc. was or is precluded from being treated as our TRS, then our ownership position in RMR Inc. in excess of 10% of RMR Inc.’s outstanding securities by vote or value, except to the extent and for the period that such ownership qualified as a “temporary investment of new capital,” would have been and would be in violation of the applicable REIT asset tests described below. Under those circumstances, however, we expect that we would qualify for the REIT asset tests’ relief provision described below, and thereby would preserve our qualification for taxation as a REIT. If the relief provision below were to apply to us, we would be subject to tax at the highest regular corporate income tax rate on the net income generated by our investment in RMR Inc. in excess of a 10% ownership position in that company.

As discussed below, TRSs can perform services for our tenants without disqualifying the rents we receive from those tenants under the 75% gross income test or the 95% gross income test discussed below. Moreover, because our TRSs are taxed as C corporations that are separate from us, their assets, liabilities and items of income, deduction and credit generally are not imputed to us for purposes of the REIT qualification requirements described in this summary. Therefore, our TRSs may generally conduct activities that would be treated as prohibited transactions or would give rise to nonqualified income if conducted by us directly. Additionally, while a REIT is generally limited in its ability to earn qualifying rental income from a TRS, a REIT can earn qualifying rental income from the lease of a qualified lodging facility to a TRS if an eligible independent contractor operates the facility, as discussed more fully below. As regular C corporations, TRSs may generally utilize net operating losses and other tax attribute carryforwards to reduce or otherwise eliminate federal income tax liability in a given taxable year. Net operating losses and other carryforwards are subject to limitations, however, including limitations imposed under Section 382 of the IRC following an “ownership change” (as defined in applicable Treasury regulations) and a limitation stemming from December 2017 amendments to the IRC providing that carryforwards of net operating losses arising in taxable years beginning after 2017 generally cannot offset more than 80% of the current year’s taxable income. Moreover, pursuant to the December 2017 amendments to the IRC, net operating losses arising in taxable years beginning after 2017 may not be carried back, but may be carried forward indefinitely. As a result, we cannot be sure that our TRSs will be able to utilize, in full or in part, any net operating losses or other carryforwards that they have generated or may generate in the future.

Restrictions and sanctions are imposed on TRSs and their affiliated REITs to ensure that the TRSs will be subject to an appropriate level of federal income taxation. For example, if a TRS pays interest, rent or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm’s length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment. Further, if in comparison to an arm’s length transaction, a third-party tenant has overpaid rent to the REIT in exchange for underpaying the TRS for services rendered, and if the REIT has not adequately compensated the TRS for services provided to or on behalf of the third-party tenant, then the REIT may be subject to an excise tax equal to 100% of the undercompensation to the TRS. A safe harbor exception to this excise tax applies if the TRS has been compensated at a rate at least equal to 150% of its direct cost in furnishing or rendering the service. Finally, beginning with our 2016 taxable year, the 100% excise tax also applies to the underpricing of services provided by one of our TRSs to us in contexts where the services are unrelated to services for our tenants. We cannot be sure that arrangements involving our TRSs will not result in the imposition of one or more of these restrictions or sanctions, but we do not believe that we or our TRSs are or will be subject to these impositions.

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

•
Rents do not qualify if the REIT owns 10% or more by vote or value of stock of the tenant (or 10% or more of the interests in the assets or net profits of the tenant, if the tenant is not a corporation), whether directly or after application of attribution rules. We generally do not intend to lease property to any party if rents from that property would not qualify as “rents from real property,” but application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control. In this regard, we already own close to, but less than, 10% of the outstanding common shares of TA, and TA has undertaken to limit its redemptions and repurchases of outstanding common shares so that we do not come to own 10% or more of its outstanding common shares. Our declaration of trust and bylaws generally disallow transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our qualification for taxation as a REIT under the IRC. Nevertheless, we cannot be sure that these restrictions will be effective to prevent our qualification for taxation as a REIT from being jeopardized under the 10% affiliated tenant rule. Furthermore, we cannot be sure that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of our shares attributed to them under the IRC’s attribution rules.

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

•
In order for rents to qualify, we generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom we derive no income or through one of our TRSs. There is an exception to this rule permitting a REIT to perform customary management and tenant services of the sort that a tax-exempt organization could perform without being considered in receipt of “unrelated business taxable income,” or UBTI, under Section 512(b)(3) of the IRC. In addition, a de minimis amount of noncustomary services provided to tenants will not disqualify income as “rents from real property” as long as the value of the impermissible tenant services does not exceed 1% of the gross income from the property.

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

•
In addition, “rents from real property” includes both charges we receive for services customarily rendered in connection with the rental of comparable real property in the same geographic area, even if the charges are separately stated, as well as charges we receive for services provided by our TRSs when the charges are not separately stated. Whether separately stated charges received by a REIT for services that are not geographically customary and provided by a TRS are included in “rents from real property” has not been addressed clearly by the IRS in published authorities; however, our counsel, Sullivan & Worcester LLP, is of the opinion that, although the matter is not free from doubt, “rents from real property” also includes charges we receive for services provided by our TRSs when the charges are separately stated, even if the services are not geographically customary. Accordingly, we believe that our revenues from TRS-provided services, whether the charges are separately stated or not, qualify as “rents from real property” because the services satisfy the geographically customary standard, because the services have been provided by a TRS, or for both reasons.

We believe that all or substantially all of our rents and related service charges have qualified and will continue to qualify as “rents from real property” for purposes of Section 856 of the IRC.

In order to qualify as mortgage interest on real property for purposes of the 75% gross income test, interest must derive from a loan secured by a mortgage on real property or on interests in real property (including, in the case of a loan secured by both real property and personal property, such personal property to the extent that it does not exceed 15% of the total fair market value of all of the property securing the loan) with a fair market value at the time the loan is made (reduced by any senior liens on the property) at least equal to the amount of such loan. If the amount of the loan exceeds the fair market value of the real property (as so reduced by senior liens), then a part of the interest income from such loan equal to the percentage amount by which the loan exceeds the value of the real property (as so reduced by senior liens) will not be qualifying income for purposes of the 75% gross income test, but will be qualifying income for purposes of the 95% gross income test.

Absent the “foreclosure property” rules of Section 856(e) of the IRC, a REIT’s receipt of active, nonrental gross income from a property would not qualify under the 75% and 95% gross income tests. But as foreclosure property, the active, nonrental gross income from the property would so qualify. Foreclosure property is generally any real property, including interests in real property, and any personal property incident to such real property:

•
that is acquired by a REIT as a result of the REIT having bid on such property at foreclosure, or having otherwise reduced such property to ownership or possession by agreement or process of law, after there was a default or when default was imminent on a lease of such property or on indebtedness that such property secured;

•	for which any related loan acquired by the REIT was acquired at a time when the default was not imminent or anticipated; and

•	for which the REIT makes a proper election to treat the property as foreclosure property.
Any gain that a REIT recognizes on the sale of foreclosure property held as inventory or primarily for sale to customers, plus any income it receives from foreclosure property that would not otherwise qualify under the 75% gross income test in the absence of foreclosure property treatment, reduced by expenses directly connected with the production of those items of income, would be subject to income tax at the highest regular corporate income tax rate under the foreclosure property income tax rules of Section 857(b)(4) of the IRC. Thus, if a REIT should lease foreclosure property in exchange for rent that qualifies as “rents from real property” as described above, then that rental income is not subject to the foreclosure property income tax.

Property generally ceases to be foreclosure property at the end of the third taxable year following the taxable year in which the REIT acquired the property, or longer if an extension is obtained from the IRS. However, this grace period terminates and foreclosure property ceases to be foreclosure property on the first day:

•
on which a lease is entered into for the property that, by its terms, will give rise to income that does not qualify for purposes of the 75% gross income test, or any amount is received or accrued, directly or indirectly, pursuant to a lease entered into on or after such day that will give rise to income that does not qualify for purposes of the 75% gross income test;

•
on which any construction takes place on the property, other than completion of a building or any other improvement where more than 10% of the construction was completed before default became imminent and other than specifically exempted forms of maintenance or deferred maintenance; or

•
which is more than 90 days after the day on which the REIT acquired the property and the property is used in a trade or business which is conducted by the REIT, other than through an independent contractor from whom the REIT itself does not derive or receive any income or a TRS.

Other than sales of foreclosure property, any gain that we realize on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of a trade or business, together known as dealer gains, may be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate. The 100% tax does not apply to gains from the sale of property that is held through a TRS, but such income will be subject to tax in the hands of the TRS at regular corporate income tax rates; we may therefore utilize our TRSs in transactions in which we might otherwise recognize dealer gains. Whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances surrounding each particular transaction. Sections 857(b)(6)(C) and (E) of the IRC provide safe harbors pursuant to which limited sales of real property held for at least two years and meeting specified additional requirements will not be treated as prohibited transactions. However, compliance with the safe harbors is not always achievable in practice. We attempt to structure our activities to avoid transactions that are prohibited transactions, or otherwise conduct such activities through TRSs. We cannot be sure whether or not the IRS might successfully assert that one or more of our dispositions is subject to the 100% penalty tax. Gains subject to the 100% penalty tax are excluded from the 75% and 95% gross income tests, whereas real property gains that are not dealer gains or that are exempted from the 100% penalty tax on account of the safe harbors are considered qualifying gross income for purposes of the 75% and 95% gross income tests.

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

Asset Tests. At the close of each calendar quarter of each taxable year, we must also satisfy the following asset percentage tests in order to qualify for taxation as a REIT for federal income tax purposes:

•
At least 75% of the value of our total assets must consist of “real estate assets,” defined as real property (including interests in real property and interests in mortgages on real property or on interests in real property), ancillary personal property to the extent that rents attributable to such personal property are treated as rents from real property in accordance with the rules described above (beginning with our 2016 taxable year), cash and cash items, shares in other REITs, debt instruments issued by “publicly offered REITs” as defined in Section 562(c)(2) of the IRC (beginning with our 2016 taxable year), government securities and temporary investments of new capital (that is, any stock or debt instrument that we hold that is attributable to any amount received by us (a) in exchange for our stock or (b) in a public offering of our five-year or longer debt instruments, but in each case only for the one-year period commencing with our receipt of the new capital).

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

•	Not more than 20% (25% before our 2018 taxable year) of the value of our total assets may be represented by stock or other securities of our TRSs.

•
Beginning with our 2016 taxable year, not more than 25% of the value of our total assets may be represented by “nonqualified publicly offered REIT debt instruments” as defined in Section 856(c)(5)(L)(ii) of the IRC.

Our counsel, Sullivan & Worcester LLP, is of the opinion that, although the matter is not free from doubt, our investments in the equity or debt of a TRS of ours, to the extent that and during the period in which they qualify as temporary investments of new capital, will be treated as real estate assets, and not as securities, for purposes of the above REIT asset tests.

If we own a loan secured by a mortgage on real property or on interests in real property (including, in the case of a loan secured by both real property and personal property, such personal property to the extent that it does not exceed 15% of the total fair market value of all of the property securing the loan) with a fair market value at the time the loan is made (reduced by any senior liens on the property) at least equal to the amount of such loan, the mortgage loan will generally be treated as a real estate asset for purposes of the 75% asset test above. But if the loan is undersecured when made, then the portion adequately secured by the real property (or the interests in real property) will generally be treated as a real estate asset for purposes of the 75% asset test above and the remaining portion will generally be treated as a separate security that must satisfy applicable asset tests.

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

In addition, if we fail the 5% asset test, the 10% vote test or the 10% value test at the close of any quarter and we do not cure such failure within thirty days after the close of that quarter, that failure will nevertheless be excused if (a) the failure is de minimis and (b) within six months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy the 5% asset test, the 10% vote test and the 10% value test. For purposes of this relief provision, the failure will be de minimis if the value of the assets causing the failure does not exceed $10,000,000. If our failure is not de minimis, or if any of the other REIT asset tests have been violated, we may nevertheless qualify for taxation as a REIT if (a) we provide the IRS with a description of each asset causing the failure, (b) the failure was due to reasonable cause and not willful neglect, (c) we pay a tax equal to the greater of (1) $50,000 or (2) the highest regular corporate income tax rate imposed on the net income generated by the assets causing the failure during the period of the failure, and (d) within six months after the last day of the quarter in which we identify the failure, we either dispose of the assets causing the failure or otherwise satisfy all of the REIT asset tests. These relief provisions may apply to a failure of the applicable asset tests even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.

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

Our Relationship with TA. As of December 31, 2017, we owned approximately 9% of the common shares of TA. Our leases with TA, TA’s limited liability company operating agreement, and other agreements collectively contain restrictions upon the ownership of TA common shares and require TA to refrain from taking any actions that may result in any affiliation with us that would jeopardize our qualification for taxation as a REIT under the IRC. Accordingly, from and after January 31, 2007 we expect that the rental income we have received and will receive from TA and its subsidiaries has been and will be “rents from real property” under Section 856(d) of the IRC, and therefore qualifying income under the 75% and 95% gross income tests described above.

Our Relationship with Our Taxable REIT Subsidiaries. We currently own hotels that we purchased to be leased to our TRSs or which are being leased to our TRSs as a result of modifications to, or expirations of, a prior lease, all as agreed to by applicable parties. For example, in connection with past lease defaults and expirations, we have terminated occupancy of some of our hotels by the defaulting or expiring tenants and immediately leased these hotels to our TRSs and entered into new, or continued with existing, third-party management agreements for these hotels. We may from time to time lease additional hotels to our TRSs.

In lease transactions involving our TRSs, our intent is for the rents paid to us by the TRS to qualify as “rents from real property” under the REIT gross income tests summarized above. In order for this to be the case, the manager operating the leased property on behalf of the applicable TRS must be an “eligible independent contractor” within the meaning of Section 856(d)(9)(A) of the IRC, and the hotels leased to the TRS must be “qualified lodging facilities” within the meaning of Section 856(d)(9)(D) of the IRC. Qualified lodging facilities are defined as hotels, motels or other establishments where more than half of the dwelling units are used on a transient basis, provided that legally authorized wagering or gambling activities are not conducted at or in connection with such facilities. Also included in the definition are the qualified lodging facility’s customary amenities and facilities.

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

We have from time to time engaged, and at present engage, as an intended eligible independent contractor a manager that manages only a modest number of qualified lodging facilities for parties other than us and our TRSs, and we may in the future continue to engage such a manager as an intended eligible independent contractor. We have received, and in future instances would expect to receive, from our counsel, Sullivan & Worcester LLP, an opinion to the effect that the intended eligible independent contractor should in fact so qualify. But if the IRS or a court determines that the opinion is incorrect, then the rental income we receive from our TRSs in respect of properties managed by ineligible contractors would be nonqualifying income for purposes of the 75% and 95% gross income tests, possibly jeopardizing our compliance with one or both of these gross income tests. Under those circumstances, however, we expect we would qualify for the gross income tests’ relief provision described above, and thereby would preserve our qualification for taxation as a REIT. If the relief provision were to apply to us, we would be subject to tax at a 100% rate upon the greater of the amount by which we failed the 75% gross income test or the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year; even though we have little or no nonqualifying income from other sources in a typical taxable year, imposition of this 100% tax in this circumstance could be material if a material number of the properties leased to our TRSs are managed for the TRSs by intended eligible independent contractors that are later deemed not to qualify as such under the IRC.

As explained above, we will be subject to a 100% tax on the rents paid to us by any of our TRSs if the IRS successfully asserts that those rents exceed an arm’s length rental rate. Although there is no clear precedent to distinguish for federal income tax purposes among leases, management contracts, partnerships, financings, and other contractual arrangements, we believe that our leases and our TRSs’ management agreements will be respected for purposes of the requirements of the IRC discussed above. Accordingly, we expect that the rental income from our current and future TRSs will qualify as “rents from real property,” and that the 100% tax on excessive rents from a TRS will not apply.

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

For these purposes, our “real estate investment trust taxable income” is as defined under Section 857 of the IRC and is computed without regard to the dividends paid deduction and our net capital gain and will generally be reduced by specified corporate-level income taxes that we pay (e.g., taxes on built-in gains or foreclosure property income).

The December 2017 amendments to the IRC generally limit the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to 30% of “adjusted taxable income,” subject to specified exceptions. Any deduction in excess of the limitation is carried forward and may be used in a subsequent year, subject to that year’s 30% limitation. Provided a taxpayer makes an election (which is irrevocable), the 30% limitation does not apply to a trade or business involving real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operation, management, leasing, or brokerage, within the meaning of Section 469(c)(7)(C) of the IRC. Legislative history indicates that a real property trade or business includes a trade or business conducted by a corporation or a REIT. We intend to make an election to be treated as a real property trade or business and accordingly do not expect the foregoing interest deduction limitations to apply to us or to the calculation of our real estate investment trust taxable income.

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

Distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our federal income tax return for the earlier taxable year and if paid on or before the first regular distribution payment after that declaration. If a dividend is declared in October, November or December to shareholders of record during one of those months and is paid during the following January, then for federal income tax purposes such dividend will be treated as having been both paid and received on December 31 of the prior taxable year.

The 90% distribution requirements may be waived by the IRS if a REIT establishes that it failed to meet them by reason of distributions previously made to meet the requirements of the 4% excise tax discussed below. To the extent that we do not distribute all of our net capital gain and all of our “real estate investment trust taxable income,” as adjusted, we will be subject to federal income tax at regular corporate income tax rates on undistributed amounts. In addition, we will be subject to a 4% nondeductible excise tax to the extent we fail within a calendar year to make required distributions to our shareholders of 85% of our ordinary income and 95% of our capital gain net income plus the excess, if any, of the “grossed up required distribution” for the preceding calendar year over the amount treated as distributed for that preceding calendar year. For this purpose, the term “grossed up required distribution” for any calendar year is the sum of our taxable income for the calendar year without regard to the deduction for dividends paid and all amounts from earlier years that are not treated as having been distributed under the provision. We will be treated as having sufficient earnings and profits to treat as a dividend any distribution by us up to the amount required to be distributed in order to avoid imposition of the 4% excise tax.

If we do not have enough cash or other liquid assets to meet the 90% distribution requirements, or if we so choose, we may find it necessary or desirable to arrange for new debt or equity financing to provide funds for required distributions in order to maintain our qualification for taxation as a REIT. We cannot be sure that financing would be available for these purposes on favorable terms, or at all.

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

Acquisitions of C Corporations

We have engaged and may in the future engage in transactions where we acquire all of the outstanding stock of a C corporation. Upon these acquisitions, except to the extent we have made or do make an applicable TRS election, each of our acquired entities and their various wholly-owned corporate and noncorporate subsidiaries generally became or will become our QRSs. Thus, after such acquisitions, all assets, liabilities and items of income, deduction and credit of the acquired and then disregarded entities have been and will be treated as ours for purposes of the various REIT qualification tests described above. In addition, we generally have been and will be treated as the successor to the acquired and then disregarded entities’ federal income tax attributes, such as those entities’ (a) adjusted tax bases in their assets and their depreciation schedules; and (b) earnings and profits for federal income tax purposes, if any. The carryover of these attributes creates REIT implications such as built-in gains tax exposure and additional distribution requirements, as described below. However, when we make an election under Section 338(g) of the IRC with respect to corporations that we acquire, as we have done from time to time in the past, we generally will not be subject to such attribute carryovers in respect of attributes existing prior to such election.

Built-in Gains from C Corporations. Notwithstanding our qualification and taxation as a REIT, under specified circumstances we may be subject to corporate income taxation if we acquire a REIT asset where our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of the asset as owned by a C corporation. For instance, we may be subject to federal income taxation on all or part of the built-in gain that was present on the last date an asset was owned by a C corporation, if we succeed to a carryover tax basis in that asset directly or indirectly from such C corporation and if we sell the asset during the five year period beginning on the day the asset ceased being owned by such C corporation. To the extent of our income and gains in a taxable year that are subject to the built-in gains tax, net of any taxes paid on such income and gains with respect to that taxable year, our taxable dividends paid in the following year will be potentially eligible for taxation to noncorporate U.S. shareholders at the preferential tax rates for “qualified dividends” as described below under the heading “—Taxation of Taxable U.S. Shareholders”. We generally have not sold and do not expect to sell assets if doing so would result in the imposition of a material built-in gains tax liability; but if and when we do sell assets that may have associated built-in gains tax exposure, then we expect to make appropriate provision for the associated tax liabilities on our financial statements.

Earnings and Profits. Following a corporate acquisition, we must generally distribute all of the C corporation earnings and profits inherited in that transaction, if any, no later than the end of our taxable year in which the transaction occurs, in order to preserve our qualification for taxation as a REIT. However, if we fail to do so, relief provisions would allow us to maintain our qualification for taxation as a REIT provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution. C corporation earnings and profits that we inherit are, in general, specially allocated under a priority rule to the earliest possible distributions following the event causing the inheritance, and only then is the balance of our earnings and profits for the taxable year allocated among our distributions to the extent not already treated as a distribution of C corporation earnings and profits under the priority rule. The distribution of these C corporation earnings and profits is potentially eligible for taxation to noncorporate U.S. shareholders at the preferential tax rates for “qualified dividends” as described below under the heading “—Taxation of Taxable U.S. Shareholders”.

Depreciation and Federal Income Tax Treatment of Leases

Our initial tax bases in our assets will generally be our acquisition cost. As described above and pursuant to the December 2017 amendments to the IRC, we intend to make an election to be treated as an electing real property trade or business pursuant to Section 163(j)(7)(B) of the IRC; depreciable real property (including specified improvements) held by electing real property trades or businesses must be depreciated under the alternative depreciation system under the IRC, which generally imposes a class life for depreciable real property as long as forty years. We will generally depreciate our depreciable real property on a straight-line basis over forty years and our personal property over the applicable shorter periods. These depreciation schedules, and our initial tax bases, may vary for properties that we acquire through tax-free or carryover basis acquisitions, or that are the subject of cost segregation analyses.

We are entitled to depreciation deductions from our facilities only if we are treated for federal income tax purposes as the owner of the facilities. This means that the leases of our facilities must be classified for U.S. federal income tax purposes as true leases, rather than as sales or financing arrangements, and we believe this to be the case.

Distributions to our Shareholders

As described above, we expect to make distributions to our shareholders from time to time. These distributions may include cash distributions, in kind distributions of property, and deemed or constructive distributions resulting from capital market activities. The U.S. federal income tax treatment of our distributions will vary based on the status of the recipient shareholder as more fully described below under the headings “—Taxation of Taxable U.S. Shareholders,” “—Taxation of Tax-Exempt U.S. Shareholders,” and “—Taxation of Non-U.S. Shareholders.”

A redemption of our shares for cash only (such as our February 2017 redemption of our Series D cumulative redeemable preferred shares) will be treated as a distribution under Section 302 of the IRC, and hence taxable as a dividend to the extent of our available current or accumulated earnings and profits, unless the redemption satisfies one of the tests set forth in Section 302(b) of the IRC enabling the redemption to be treated as a sale or exchange of the shares. The redemption for cash only will be treated as a sale or exchange if it (a) is “substantially disproportionate” with respect to the surrendering shareholder’s ownership in us, (b) results in a “complete termination” of the surrendering shareholder’s entire share interest in us, or (c) is “not essentially equivalent to a dividend” with respect to the surrendering shareholder, all within the meaning of Section 302(b) of the IRC. In determining whether any of these tests have been met, a shareholder must generally take into account shares considered to be owned by such shareholder by reason of constructive ownership rules set forth in the IRC, as well as shares actually owned by such shareholder. In addition, if a redemption is treated as a distribution under the preceding tests, then a shareholder’s tax basis in the redeemed shares generally will be transferred to the shareholder’s remaining shares in us, if any, and if such shareholder owns no other shares in us, such basis generally may be transferred to a related person or may be lost entirely. Because the determination as to whether a shareholder will satisfy any of the tests of Section 302(b) of the IRC depends upon the facts and circumstances at the time that our shares are redeemed, we urge you to consult your own tax advisor to determine the particular tax treatment of any redemption.

Taxation of Taxable U.S. Shareholders

For noncorporate U.S. shareholders, to the extent that their total adjusted income does not exceed applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 15%. For those noncorporate U.S. shareholders whose total adjusted income exceeds the applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 20%. However, because we are not generally subject to federal income tax on the portion of our “real estate investment trust taxable income” distributed to our shareholders, dividends on our shares generally are not eligible for these preferential tax rates, except that any distribution of C corporation earnings and profits and taxed built-in gain items will potentially be eligible for these preferential tax rates. As a result, our ordinary dividends generally are taxed at the higher federal income tax rates applicable to ordinary income (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the IRC, which is available to our noncorporate U.S. shareholders for taxable years after 2017 and before 2026). To summarize, the preferential federal income tax rates for long-term capital gains and for qualified dividends generally apply to:

(1)	long-term capital gains, if any, recognized on the disposition of our shares;

(2)
our distributions designated as long-term capital gain dividends (except to the extent attributable to real estate depreciation recapture, in which case the distributions are subject to a maximum 25% federal income tax rate);

(3)	our dividends attributable to dividend income, if any, received by us from C corporations such as TRSs;

(4)	our dividends attributable to earnings and profits that we inherit from C corporations; and

(5)	our dividends to the extent attributable to income upon which we have paid federal corporate income tax (such as taxes on built-in gains), net of the corporate income taxes thereon.

As long as we qualify for taxation as a REIT, a distribution to our U.S. shareholders that we do not designate as a capital gain dividend generally will be treated as an ordinary income dividend to the extent of our available current or accumulated earnings and profits (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the IRC, which is available to our noncorporate U.S. shareholders for taxable years after 2017 and before 2026). Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends generally will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year. However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the IRC.

In addition, we may elect to retain net capital gain income and treat it as constructively distributed. In that case:

(1)	we will be taxed at regular corporate capital gains tax rates on retained amounts;

(2)	each of our U.S. shareholders will be taxed on its designated proportionate share of our retained net capital gains as though that amount were distributed and designated as a capital gain dividend;

(3)	each of our U.S. shareholders will receive a credit or refund for its designated proportionate share of the tax that we pay;

(4)
each of our U.S. shareholders will increase its adjusted basis in our shares by the excess of the amount of its proportionate share of these retained net capital gains over the U.S. shareholder’s proportionate share of the tax that we pay; and

(5)	both we and our corporate shareholders will make commensurate adjustments in our respective earnings and profits for federal income tax purposes.

If we elect to retain our net capital gains in this fashion, we will notify our U.S. shareholders of the relevant tax information within sixty days after the close of the affected taxable year.

If for any taxable year we designate capital gain dividends for our shareholders, then a portion of the capital gain dividends we designate will be allocated to the holders of a particular class of shares on a percentage basis equal to the ratio of the amount of the total dividends paid or made available for the year to the holders of that class of shares to the total dividends paid or made available for the year to holders of all outstanding classes of our shares. We will similarly designate the portion of any dividend that is to be taxed to noncorporate U.S. shareholders at preferential maximum rates (including any qualified dividend income and any capital gains attributable to real estate depreciation recapture that are subject to a maximum 25% federal income tax rate) so that the designations will be proportionate among all outstanding classes of our shares.

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

If a dividend is declared in October, November or December to shareholders of record during one of those months and is paid during the following January, then for federal income tax purposes the dividend will be treated as having been both paid and received on December 31 of the prior taxable year.

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

U.S. shareholders who are individuals, estates or trusts are generally required to pay a 3.8% Medicare tax on their net investment income (including dividends on and gains from the sale or other disposition of our shares), or in the case of estates and trusts on their net investment income that is not distributed, in each case to the extent that their total adjusted income exceeds applicable thresholds. U.S. shareholders are urged to consult their tax advisors regarding the application of the 3.8% Medicare tax, including the applicability of the deduction-without-outlay mechanism of Section 199A of the IRC to the calculation of their net investment income.
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

Noncorporate U.S. shareholders who borrow funds to finance their acquisition of our shares could be limited in the amount of deductions allowed for the interest paid on the indebtedness incurred. Under Section 163(d) of the IRC, interest paid or accrued on indebtedness incurred or continued to purchase or carry property held for investment is generally deductible only to the extent of the investor’s net investment income. A U.S. shareholder’s net investment income will include, only if an appropriate election is made by the shareholder, capital gain dividend distributions and qualified dividends received from us. In addition, a U.S. shareholder that utilizes the deduction under Section 199A of the IRC with respect to qualified REIT dividends received from us may also be required to make a similar election in order to include such qualified REIT dividends in the calculation of net investment income. Distributions treated as a nontaxable return of the shareholder’s basis will not enter into the computation of net investment income.

Taxation of Tax-Exempt U.S. Shareholders

The rules governing the federal income taxation of tax-exempt entities are complex, and the following discussion is intended only as a summary of material considerations of an investment in our shares relevant to such investors. If you are a tax-exempt shareholder, we urge you to consult your own tax advisor to determine the impact of federal, state, local and foreign tax laws, including any tax return filing and other reporting requirements, with respect to your acquisition of or investment in our shares.

Our distributions made to shareholders that are tax-exempt pension plans, individual retirement accounts or other qualifying tax-exempt entities should not constitute UBTI, provided that the shareholder has not financed its acquisition of our shares with “acquisition indebtedness” within the meaning of the IRC, that the shares are not otherwise used in an unrelated trade or business of the tax-exempt entity, and that, consistent with our present intent, we do not hold a residual interest in a real estate mortgage investment conduit or otherwise hold mortgage assets or conduct mortgage securitization activities that generate “excess inclusion” income.

Taxation of Non-U.S. Shareholders

The rules governing the U.S. federal income taxation of non-U.S. shareholders are complex, and the following discussion is intended only as a summary of material considerations of an investment in our shares relevant to such investors. If you are a non-U.S. shareholder, we urge you to consult your own tax advisor to determine the impact of U.S. federal, state, local and foreign tax laws, including any tax return filing and other reporting requirements, with respect to your acquisition of or investment in our shares.

We expect that a non-U.S. shareholder’s receipt of (a) distributions from us, and (b) proceeds from the sale of our shares, will not be treated as income effectively connected with a U.S. trade or business and a non-U.S. shareholder will therefore not be subject to the often higher federal tax and withholding rates, branch profits taxes and increased reporting and filing requirements that apply to income effectively connected with a U.S. trade or business. This expectation and a number of the determinations below are predicated on our shares being listed on a U.S. national securities exchange, such as The Nasdaq Stock Market LLC, or Nasdaq. Although we cannot be sure, we expect that each class of our shares has been and will remain listed on a U.S. national securities exchange; however, we cannot be sure that our shares will continue to be so listed in future taxable years or that any class of our shares that we may issue in the future will be so listed.

Distributions. A distribution by us to a non-U.S. shareholder that is not designated as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of our current or accumulated earnings and profits. A distribution of this type will generally be subject to U.S. federal income tax and withholding at the rate of 30%, or at a lower rate if the non-U.S. shareholder has in the manner prescribed by the IRS demonstrated to the applicable withholding agent its entitlement to benefits under a tax treaty. Because we cannot determine our current and accumulated earnings and profits until the end of the taxable year, withholding at the statutory rate of 30% or applicable lower treaty rate will generally be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate as a capital gain dividend. Notwithstanding this potential withholding on distributions in excess of our current and accumulated earnings and profits, these excess portions of distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder’s adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares. To the extent that distributions in excess of our current and accumulated earnings and profits exceed the non-U.S. shareholder’s adjusted basis in our shares, the distributions will give rise to U.S. federal income tax liability only in the unlikely event that the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of these shares, as discussed below under the heading “—Dispositions of Our Shares.” A non-U.S. shareholder may seek a refund from the IRS of amounts withheld on distributions to it in excess of such shareholder’s allocable share of our current and accumulated earnings and profits.

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

If, contrary to our expectation, a class of our shares was not listed on a U.S. national securities exchange and we made a distribution on those shares that was attributable to gain from the sale or exchange of a USRPI, then a non-U.S. shareholder holding those shares would be taxed as if the distribution was gain effectively connected with a trade or business in the United States conducted by the non-U.S. shareholder. In addition, the applicable withholding agent would be required to withhold from a distribution to such a non-U.S. shareholder, and remit to the IRS, up to 21% of the maximum amount of any distribution that was or could have been designated as a capital gain dividend. The non-U.S. shareholder also would generally be subject to the same treatment as a U.S. shareholder with respect to the distribution (subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of a nonresident alien individual), would be subject to fulsome U.S. federal income tax return reporting requirements, and, in the case of a corporate non-U.S. shareholder, may owe the up to 30% branch profits tax under Section 884 of the IRC (or lower applicable tax treaty rate) in respect of these amounts.

Dispositions of Our Shares. If as expected our shares are not USRPIs, then a non-U.S. shareholder’s gain on the sale of these shares generally will not be subject to U.S. federal income taxation or withholding. We expect that our shares will not be USRPIs because one or both of the following exemptions will be available at all times.

First, for so long as a class of our shares is listed on a U.S. national securities exchange, a non-U.S. shareholder’s gain on the sale of those shares will not be subject to U.S. federal income taxation as a sale of a USRPI. Second, our shares will not constitute USRPIs if we are a “domestically controlled” REIT. A domestically controlled REIT is a REIT in which at all times during the preceding five-year period less than 50% of the fair market value of its outstanding shares was directly or indirectly held by foreign persons. From and after December 18, 2015, a person who at all relevant times holds less than 5% of a REIT’s shares that are “regularly traded” on a domestic “established securities market” is deemed to be a U.S. person in making the determination of whether a REIT is domestically controlled, unless the REIT has actual knowledge that the person is not a U.S. person. Other presumptions apply in making the determination with respect to other classes of REIT shareholders. As a result of applicable presumptions, we expect to be able to demonstrate from and after December 18, 2015 that we are less than 50% foreign owned. For periods prior to December 18, 2015, we believe that we were less than 50% foreign owned, but that may not be possible to demonstrate unless and until technical corrections legislation expressly expands application of the ownership presumptions. Accordingly, although we cannot be sure, we believe that we are and will remain a “domestically controlled” REIT.

If, contrary to our expectation, a gain on the sale of our shares is subject to U.S. federal income taxation (for example, because neither of the above exemptions were then available, i.e., that class of our shares were not then listed on a U.S. national securities exchange and we were not a “domestically controlled” REIT), then (a) a non-U.S. shareholder would generally be subject to the same treatment as a U.S. shareholder with respect to its gain (subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals), (b) the non-U.S. shareholder would also be subject to fulsome U.S. federal income tax return reporting requirements, and (c) a purchaser of that class of our shares from the non-U.S. shareholder may be required to withhold 15% of the purchase price paid to the non-U.S. shareholder and to remit the withheld amount to the IRS.

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

Amounts withheld under backup withholding are generally not an additional tax and may be refunded by the IRS or credited against the shareholder’s federal income tax liability, provided that such shareholder timely files for a refund or credit with the IRS. A U.S. shareholder may be subject to backup withholding when it receives distributions on our shares or proceeds upon the sale, exchange, redemption, retirement or other disposition of our shares, unless the U.S. shareholder properly executes, or has previously properly executed, under penalties of perjury an IRS Form W-9 or substantially similar form that:

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

Non-U.S. financial institutions and other non-U.S. entities are subject to diligence and reporting requirements for purposes of identifying accounts and investments held directly or indirectly by U.S. persons. The failure to comply with these additional information reporting, certification and other requirements could result in a 30% U.S. withholding tax on applicable payments to non-U.S. persons, notwithstanding any otherwise applicable provisions of an income tax treaty. In particular, a payee that is a foreign financial institution that is subject to the diligence and reporting requirements described above must enter into an agreement with the U.S. Department of the Treasury requiring, among other things, that it undertake to identify accounts held by “specified United States persons” or “United States owned foreign entities” (each as defined in the IRC), annually report information about such accounts, and withhold 30% on applicable payments to noncompliant foreign financial institutions and account holders. Foreign financial institutions located in jurisdictions that have an intergovernmental agreement with the United States with respect to these requirements may be subject to different rules. The foregoing withholding regime generally applies to payments of dividends on our shares, and is expected to generally apply to other “withholdable payments” (including payments of gross proceeds from a sale, exchange, redemption, retirement or other disposition of our shares) made after December 31, 2018. In general, to avoid withholding, any non-U.S. intermediary through which a shareholder owns our shares must establish its compliance with the foregoing regime, and a non-U.S. shareholder must provide specified documentation (usually an applicable IRS Form W-8) containing information about its identity, its status, and if required, its direct and indirect U.S. owners. Non-U.S. shareholders and shareholders who hold our shares through a non-U.S. intermediary are encouraged to consult their own tax advisors regarding foreign account tax compliance.

Other Tax Considerations

Our tax treatment and that of our shareholders may be modified by legislative, judicial or administrative actions at any time, which actions may have retroactive effect. The rules dealing with federal income taxation are constantly under review by the U.S. Congress, the IRS and the U.S. Department of the Treasury, and statutory changes, new regulations, revisions to existing regulations and revised interpretations of established concepts are issued frequently; in fact, both technical corrections legislation and administrative guidance may someday be enacted or promulgated in response to the substantial December 2017 amendments to the IRC. Likewise, the rules regarding taxes other than U.S. federal income taxes may also be modified. No prediction can be made as to the likelihood of passage of new tax legislation or other provisions, or the direct or indirect effect on us and our shareholders. Revisions to tax laws and interpretations of these laws could adversely affect our ability to qualify and be taxed as a REIT, as well as the tax or other consequences of an investment in our shares. We and our shareholders may also be subject to taxation by state, local or other jurisdictions, including those in which we or our shareholders transact business or reside. These tax consequences may not be comparable to the U.S. federal income tax consequences discussed above.

ERISA PLANS, KEOGH PLANS AND INDIVIDUAL RETIREMENT ACCOUNTS
General Fiduciary Obligations
The Employee Retirement Income Security Act of 1974, as amended, or ERISA, the IRC and similar provisions to those described below under applicable foreign or state law, individually and collectively, impose certain duties on persons who are fiduciaries of any employee benefit plan subject to Title I of ERISA, or an ERISA Plan, or an individual retirement account or annuity, or an IRA, a Roth IRA, a tax-favored account (such as an Archer MSA, Coverdell education savings account or health savings account), a Keogh plan or other qualified retirement plan not subject to Title I of ERISA, each a Non-ERISA Plan. Under ERISA and the IRC, any person who exercises any discretionary authority or control over the administration of, or the management or disposition of the assets of, an ERISA Plan or Non-ERISA Plan, or who renders investment advice for a fee or other compensation to an ERISA Plan or Non-ERISA Plan, is generally considered to be a fiduciary of the ERISA Plan or Non-ERISA Plan.
Fiduciaries of an ERISA Plan must consider whether:

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
Fiduciaries of an ERISA Plan may incur personal liability for any loss suffered by the ERISA Plan on account of a violation of their fiduciary responsibilities. In addition, these fiduciaries may be subject to a civil penalty of up to 20% of any amount recovered by the ERISA Plan on account of a violation. Fiduciaries of any Non-ERISA Plan should consider that the Non-ERISA Plan may only make investments that are authorized by the appropriate governing instrument and applicable law.

Fiduciaries considering an investment in our securities should consult their own legal advisors if they have any concern as to whether the investment is consistent with the foregoing criteria or is otherwise appropriate. The sale of our securities to an ERISA Plan or Non-ERISA Plan is in no respect a representation by us or any underwriter of the securities that the investment meets all relevant legal requirements with respect to investments by the arrangements generally or any particular arrangement, or that the investment is appropriate for arrangements generally or any particular arrangement.

Prohibited Transactions

Fiduciaries of ERISA Plans and persons making the investment decision for Non-ERISA Plans should consider the application of the prohibited transaction provisions of ERISA and the IRC in making their investment decision. Sales and other transactions between an ERISA Plan or a Non-ERISA Plan and disqualified persons or parties in interest, as applicable, are prohibited transactions and result in adverse consequences absent an exemption. The particular facts concerning the sponsorship, operations and other investments of an ERISA Plan or Non-ERISA Plan may cause a wide range of persons to be treated as disqualified persons or parties in interest with respect to it. A non-exempt prohibited transaction, in addition to imposing potential personal liability upon ERISA Plan fiduciaries, may also result in the imposition of an excise tax under the IRC or a penalty under ERISA upon the disqualified person or party in interest. If the disqualified person who engages in the transaction is the individual on behalf of whom an IRA, Roth IRA or other tax-favored account is maintained (or his beneficiary), the IRA, Roth IRA or other tax-favored account may lose its tax-exempt status and its assets may be deemed to have been distributed to the individual in a taxable distribution on account of the non-exempt prohibited transaction, but no excise tax will be imposed. Fiduciaries considering an investment in our securities should consult their own legal advisors as to whether the ownership of our securities involves a non-exempt prohibited transaction.

“Plan Assets” Considerations

The U.S. Department of Labor has issued a regulation defining “plan assets.” The regulation, as subsequently modified by ERISA, generally provides that when an ERISA Plan or a Non-ERISA Plan otherwise subject to Title I of ERISA and/or Section 4975 of the IRC acquires an interest in an entity that is neither a “publicly offered security” nor a security issued by an investment company registered under the Investment Company Act of 1940, as amended, the assets of the ERISA Plan or Non-ERISA Plan include both the equity interest and an undivided interest in each of the underlying assets of the entity, unless it is established either that the entity is an operating company or that equity participation in the entity by benefit plan investors is not significant. We are not an investment company registered under the Investment Company Act of 1940, as amended.

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

The regulation provides that a security is “widely held” only if it is part of a class of securities that is owned by 100 or more investors independent of the issuer and of one another. However, a security will not fail to be “widely held” because the number of independent investors falls below 100 subsequent to the initial public offering as a result of events beyond the issuer’s control. Although we cannot be sure, we believe our common shares and our previously outstanding preferred shares have been and will remain widely held, and we expect the same to be true of any future class of equity that we may issue.

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

Assuming that each class of our shares will be “widely held” and that no other facts and circumstances exist that restrict transferability of these shares, our counsel, Sullivan & Worcester LLP, is of the opinion that our shares will not fail to be “freely transferable” for purposes of the regulation due to the restrictions on transfer of our shares in our declaration of trust and bylaws and that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be “plan assets” of any ERISA Plan or Non-ERISA Plan that acquires our shares in a public offering. This opinion is conditioned upon certain assumptions and representations, as discussed above in “Material United States Federal Income Tax Considerations—Taxation as a REIT.”

Item 1A.  Risk Factors
Our business is subject to a number of risks and uncertainties. The risks described below may not be the only risks we face but are risks we believe are material at this time. Additional risks that we do not yet know of, or that we currently think are immaterial, also may impair our business operations or financial results. If any of the events or circumstances described below occurs, our business, financial condition, results of operations, liquidity, prospects or ability to make or sustain distributions to our shareholders could be adversely affected and the value of our securities could decline. Investors and prospective investors should consider the risks described below, the information contained under the heading “Warning Concerning Forward Looking Statements” and the risks described elsewhere in this Annual Report on Form 10-K before deciding whether to invest in our securities.
Risks Related to Our Business
The U.S. economy is cyclical; a general slowing of the U.S. economy or recession will negatively and adversely impact our business.
Our properties are operated in two segments of the economy, the hotel industry and the travel center industry, which historically have been highly sensitive to general economic conditions in the United States. The U.S. Federal Reserve policy regarding the timing and amount of future increases in interest rates and changing U.S. and other countries’ trade policies may hinder the growth of the U.S. economy. It is unclear whether the U.S. economy will be able to withstand these challenges and continue sustained growth. Economic weakness in the U.S. economy generally or a new U.S. recession would likely adversely affect our financial condition and that of our managers and tenants, could adversely impact the ability of our managers and tenants to renew our management agreements and leases or pay returns and rents to us, and may cause the values of our properties and of our securities to decline.
The performance of the hotel industry has historically been closely linked to the performance of the general economy. The hotel industry is sensitive to business and consumer discretionary spending levels. Declines in corporate travel budgets and demand by individuals for hotel accommodations due to adverse general economic conditions, such as declines in U.S. gross domestic product, lower consumer confidence or adverse political conditions may reduce the revenues and profitability at hotels. Another global economic downturn may lead to a significant decline in demand for products and services provided by our hotels. We cannot predict the pace or duration of the national economic cycles or the cycles which may be experienced in the hotel industry. A period of economic weakness would likely have an adverse impact on revenues realized from our hotel operations and negatively affect our financial condition, the value of our securities and our ability to make distributions to our shareholders.

Our travel centers primarily provide goods and services to the trucking industry, and demand for trucking services in the United States generally reflects the amount of commercial activity in the U.S. economy. When the U.S. economy declines, demand for goods moved by trucks declines, and in turn demand for the products and services provided at our travel centers typically declines. Increases in global trade have historically mitigated the adverse impact of economic slowdowns upon the travel center business, but world trade was seriously and negatively impacted during the most recent U.S. recession and this slowing continues to adversely affect business at our travel centers. In addition, the Trump administration and members of the U.S. Congress have made public statements proposing significant changes in U.S. trade policy and have taken certain actions that may impact U.S. trade, including imposing tariffs on certain goods imported into the United States. Any changes in U.S. trade policy could trigger retaliatory actions by affected countries, resulting in “trade wars,” and in increased costs for goods imported into the United States, which may reduce customer demand for these products if the parties having to pay those tariffs increase their prices, or in trading partners limiting their trade with the United States. If these consequences are realized, the volume of economic activity in the United States, including trucking freight volume, may materially decline. Such a reduction may materially and adversely affect TA’s sales and its business and, consequently, its ability to pay us rent. Further, recent improvements in U.S. export activity have been driven in large part by increased sales of natural resources, such as coal, and by other products that typically are not transported by trucks; and, accordingly, such increased export activity has not resulted in proportional increases in trucking activity within the United States.
Certain of our returns and rents are guaranteed by the parent companies of our managers and tenants, but these guarantees may not ensure that payments due to us will be made.
Certain of our returns and rents are guaranteed by the parent companies of our managers and tenants. However, most of these guarantees are limited in dollar amount and duration. For example, our guaranty from Marriott for 68 hotels under our Marriott No. 234 agreement is limited to $40.0 million (of which $30.7 million remained available at December 31, 2017) and expires on December 31, 2019; our guaranty from Hyatt is limited to $50.0 million (of which $21.1 million remained available at December 31, 2017); and our guaranty from Carlson is limited to $40.0 million (of which $33.4 million remained available at December 31, 2017). If our Marriott, Hyatt and Carlson properties produce less operating income than the guaranteed amounts of our minimum returns or rents for extended future periods, these guarantees may be exhausted. As of December 31, 2017, our $35.7 million limited guarantee from Wyndham was depleted. The Wyndham agreement provides that if the hotel cash flows available after payment of hotel operating expenses are less than the minimum returns due to us, to avoid default Wyndham is required to pay us the greater of the available hotel cash flows and 85% of the contractual amount due. During January and February 2018, Wyndham paid 85% of the minimum returns due under the management agreement, which payments were an aggregate of $689 less than the minimum returns due for these months. We can provide no assurance as to whether Wyndham will continue to pay at least the greater of available hotel cash flows and 85% of the minimum returns due to us or if Wyndham will default on its payments. Also, because the large majority of TA’s business consists of operating travel centers that it leases from us, if TA does not earn sufficient income from those travel centers it may not have sufficient resources independent of these leaseholds to pay its guaranty obligations to us. Despite the existence of parent companies’ guarantees of our managers’ and tenants’ obligations to us, we cannot be sure that these obligations will be paid.
Certain of our returns and rents are secured with cash deposits that, if used to cover shortfalls in our minimum returns and rents, will not provide cash flows to us.
As of December 31, 2017, our Marriott No. 234 agreement requires annual minimum returns to us of $106.5 million. As of December 31, 2017, we have a security deposit balance of $26.0 million to cover future shortfalls.
As of December 31, 2017, our InterContinental agreement requires annual minimum returns and rents to us of $189.3 million. As of December 31, 2017, we have a security deposit balance of $100.0 million to cover future shortfalls.
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
We have no security deposits or guarantees under our Marriott No. 1, Sonesta or Morgans agreements and the Wyndham guaranty has been depleted. Accordingly, the returns and rents we receive from our hotels managed or leased under those agreements are dependent upon the financial results of those hotel operations. For the year ended December 31, 2017, we had $26.8 million of unfunded shortfalls, which represents the unguaranteed portions of our minimum returns under our Sonesta agreement.
TA’s business is subject to substantial risks, which could adversely affect us.
We lease all of our travel centers, which constitute approximately 36% of our historical real estate investments as of December 31, 2017, to TA. TA has not been consistently profitable since it became a public company in 2007, and it operates in highly competitive industries, including travel centers, convenience stores and restaurants. TA’s business is subject to a number of risks, including the following:

•
Increasing truck fuel efficiency may adversely impact TA’s business. Government regulation and increasing fuel prices are causing truck manufacturers and TA’s trucking customers to focus on fuel efficiency. The largest part of TA’s business consists of selling motor fuel. If TA’s trucking customers purchase less motor fuel because their trucks are operated more fuel efficiently, TA’s financial results will decline unless it is sufficiently able to offset those declines by selling substitute or other products or services, gaining market share, increasing its gross margins per gallon of fuel sold or reducing its operating costs.

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

•
Increasing fuel prices and fuel price volatility have various adverse impacts upon TA’s business. For example, high fuel prices result in higher truck shipping costs, which causes shippers to consider alternative means for transporting freight and therefore reduces trucking business and, in turn, TA’s business. Higher fuel prices may also result in less disposable income for TA’s customers to purchase TA’s non-fuel goods and services. Higher and more volatile fuel commodity prices increase the working capital needed to maintain TA’s fuel inventory and receivables, and this increases TA’s costs of doing business. Further, increases in fuel prices may place TA at a cost disadvantage to its competitors that may have larger fuel inventory or forward contracts executed during periods of lower fuel prices.

•
Climate change and other environmental legislation and regulation, and market reaction to such legislation and regulation, may decrease demand for TA’s major product, diesel fuel, and require TA to make significant changes to its business and to make capital or other expenditures, which may adversely affect its business.

•
If the trucking industry fails to satisfy market demands for transporting goods, other means for transporting goods may be chosen, which may result in reduced business for the trucking industry and may negatively impact TA’s business, results of operations and liquidity.

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

•
Increased use of efficient and alternative fuels and any widespread adoption of alternative transportation technologies may reduce demand for TA's products and services; for example, electronic or battery powered trucks may reduce the demand for petroleum based fuels which are TA's principal products or driverless trucks may reduce the number of people who are employed as professional drivers who are TA's principal customers.

•
The convenience store and restaurant industries are also highly competitive and fragmented with ease of entry and constant change in the number and types of retailers offering products and services and restaurants similar to those TA provides. Increased competition or new entrants to the convenience store and restaurant industries could reduce TA’s gross margins.

For these reasons, among others, TA may be unable to pay us rent, including the $150.0 million of deferred rent due to us in part in each of 2024, 2026, 2028, 2029 and 2030.
We expect to suffer some loss of rent as a result of our ownership of The Clift Hotel and our dispute with Morgans.
We lease the Clift Hotel in San Francisco, California to a subsidiary of Morgans. In December 2016, we notified Morgans that the closing of its merger with SBE Entertainment Group, LLC, or SBE, without our consent was a breach of its lease obligations and shortly thereafter we commenced an unlawful detainer action in the California state courts to compel Morgans and SBE to surrender possession of this hotel to us. We are currently pursuing this litigation and simultaneously having discussions with Morgans and SBE regarding this hotel. The outcome of this pending litigation and our discussions with Morgans and SBE is not assured, but we believe Morgans may surrender to us possession of this hotel or that the court will determine that Morgans and SBE have breached the lease. We also believe that this hotel may require substantial capital investment to remain competitive in its market. The continuation of our dispute with Morgans and SBE is causing us to incur legal fees. Litigation and discussions with tenants about defaults often produce unexpected results. Whatever these results may be, we believe that we may suffer some loss of future rent from this hotel, at least until this hotel is renovated and properly operated.
REIT distribution requirements and limitations on our ability to access reasonably priced capital may adversely impact our ability to carry out our business plan.
To maintain our qualification for taxation as a REIT under the IRC, we are required to distribute at least 90% of our annual REIT taxable income (excluding capital gains). Accordingly, we may not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties or fund our acquisitions or development or redevelopment efforts. Our business strategies therefore depend, in part, upon our ability to raise additional capital at reasonable costs. The volatility in the availability of capital to businesses on a global basis in most debt and equity markets generally may limit our ability to raise reasonably priced capital. We may also be unable to raise reasonably priced capital because of reasons related to our business, market perceptions of our prospects, the terms of our indebtedness or for reasons beyond our control, such as market conditions. Because the earnings we are permitted to retain are limited by the rules governing REIT qualification and taxation, if we are unable to raise reasonably priced capital, we may not be able to carry out our business plan.
We have debt and we may incur additional debt.
As of December 31, 2017, our consolidated indebtedness was $4.0 billion, our consolidated net debt to gross book value of real estate ratio was 42.3% and we had $602.0 million available for borrowing under our $1.0 billion revolving credit facility. The agreement governing our revolving credit facility and our $400.0 million term loan, or our credit agreement, includes a feature under which the maximum aggregate borrowing availability may be increased to up to $2.3 billion on a combined basis in certain circumstances.
We are subject to numerous risks associated with our debt, including the risk that our cash flows could be insufficient for us to make required payments on our debt. There are no limits in our organizational documents on the amount of debt we may incur, and we may incur substantial debt. Our debt obligations could have important consequences to our securityholders. Our incurring debt may increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business, and place us at a disadvantage in relation to competitors that have lower debt levels. Excessive debt could limit our ability to obtain financing for working capital, capital expenditures, acquisitions, construction projects, refinancing, lease obligations or other purposes and hinder our ability to maintain investment grade ratings from nationally recognized credit rating agencies or to make or sustain distributions to our shareholders.
If we default under any of our debt obligations, we may be in default under the agreements governing other debt obligations of ours which have cross default provisions, including our credit agreement and our senior unsecured notes indentures and their supplements. In such case, our lenders may demand immediate payment of any outstanding indebtedness and we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.
We may fail to comply with the terms of our credit agreement and our senior unsecured notes indentures and their supplements, which could adversely affect our business and may prevent our making distributions to our shareholders.
Our credit agreement and our senior unsecured notes indentures and their supplements include various conditions, covenants and events of default. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including for reasons beyond our control. For example, our credit agreement and our senior unsecured notes indentures and their supplements require us to maintain certain debt service ratios. Our ability to comply with such covenants will depend upon the returns and rents we receive from our properties. If our returns and rents decline, we may be unable to borrow under our revolving credit facility. Complying with these covenants may limit our ability to take actions that may be beneficial to us and our securityholders.
If we are unable to borrow under our revolving credit facility, we may be unable to meet our obligations or grow our business by acquiring additional properties. If we default under our credit agreement, our lenders may demand immediate payment and may elect not to fund future borrowings. During the continuance of any event of default under our credit agreement, we may be limited or in some cases prohibited from making distributions to our shareholders. Any default under our credit agreement that results in acceleration of our obligations to repay outstanding indebtedness or in our no longer being permitted to borrow under our revolving credit facility would likely have serious adverse consequences to us and would likely cause the value of our securities to decline.
In the future, we may obtain additional debt financing, and the covenants and conditions which apply to any such additional debt may be more restrictive than the covenants and conditions that are contained in our credit agreement or our senior unsecured notes indentures and their supplements.
We may be unable to fund capital improvements and renovation costs at our properties and our capital projects may be disruptive to our operations and result in reduced revenues at the affected properties.
Some of our management agreements and lease arrangements require us to fund capital improvements at certain of our properties. We currently expect to invest approximately $231.6 million during 2018 for capital improvements and renovation costs under our agreements with Marriott, InterContinental, Sonesta, Wyndham, Carlson and TA. We may not have the funds necessary to make these investments, and such investments, if made, may not be sufficient to maintain or improve the financial performance of our properties. Our management agreements and lease arrangements require us to maintain the applicable properties in a certain required condition. If we fail to maintain these properties in the required condition, the manager or tenant may terminate the applicable management or lease agreement and hold us liable for damages.
In addition, renovation projects at our properties may require taking rooms out of service or closing down properties during the renovations, which could reduce revenues at the affected properties. During 2017, we had 41 comparable hotels under renovation for all or part of the year and these hotels experienced a 1.3% decrease in revenue per available room, or RevPAR, compared to the prior year, compared to a 1.6% increase in RevPAR compared to the prior year for those of our comparable hotels that were not under renovation during 2017.
Inherent risks in the hotel industry could affect our business.
Approximately 64% of our historical investments as of December 31, 2017, are in hotels. Our hotels are subject to operating risks common to the hotel industry, many of which are beyond our control, including risks associated with:

•	competition from other hotels in our markets, or an oversupply or over building of hotels in our markets;

•	competition from alternative lodging options such as cruise ships, timeshares, vacation rentals or sharing services such as Airbnb, in our markets;

•	changes in marketing and distribution for the industry including the ability of third party internet and other travel intermediaries to attract and retain customers;

•	increased operating costs, including wages, benefits, insurance, property taxes and energy, due to inflation and other factors, which may not be offset in the future by increased room rates;

•	labor strikes, disruptions or lockouts that may impact operating performance;

•	dependence on demand from business and leisure travelers, which may fluctuate and be seasonal;

•	increases in energy costs, airline fares and other expenses related to travel, which may negatively affect traveling;

•	decreases in demand for business and leisure travel due to terrorism, terrorism alerts and warnings, military actions, pandemics or other medical events; and

•	changes in customer preferences for various types of hotels or hotel locations.

These and other factors could materially and adversely affect our financial condition and results of operations and cause the value of our securities to decline.
We are limited in our ability to operate or manage our properties and are thus dependent on our managers and tenants.
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
TA leases all of our travel centers, which constitute approximately 36% of our total historical real estate investments as of December 31, 2017, and two of our hotel managers, Marriott and InterContinental, operate approximately 18% and 21%, respectively, of our total historical real estate investments as of December 31, 2017. If any of these operators were to fail to provide quality services and amenities or to maintain quality brands, our income from these properties may be adversely affected. Further, if we were required to replace any of our operators, we could experience significant disruptions in operations at the applicable properties, which could reduce our income and cash flows from, and the value of, those properties.
Increasing interest rates may adversely affect us.
Since the most recent U.S. recession, the Board of Governors of the U.S. Federal Reserve System, or the U.S. Federal Reserve, has taken actions that have resulted in low interest rates for a long period of time. Since December 2016, the U.S. Federal Reserve has raised its benchmark interest rate by one percentage point, and there are some market expectations that market interest rates will rise further in the near to intermediate term. Market interest rates may continue to increase, and those increases may materially and negatively affect us in several ways, including:

•
As noted above under the risk factor “Current government policies regarding interest rates and trade policies may cause a recession,” increasing market interest rates may cause a decline in general economic conditions and adversely impact our managers, tenants, hotels, travel centers and arrangements with our managers and tenants.

•
Investors may consider whether to buy or sell our common shares based upon the distribution rate on our common shares relative to the then prevailing market interest rates. If market interest rates go up, investors may expect a higher distribution rate than we are able to pay, which may increase our cost of capital, or they may sell our common shares and seek alternative investments that offer higher distribution rates. Sales of our common shares may cause a decline in the value of our common shares.

•
Amounts outstanding under our revolving credit facility and term loan require interest to be paid at variable interest rates. When interest rates increase, our interest costs will increase, which could adversely affect our cash flows, our ability to pay principal and interest on our debt, our cost of refinancing our fixed rate debts when they become due and our ability to make or sustain distributions to our shareholders.

•
Property values are often determined, in part, based upon a capitalization of rental income formula. When market interest rates increase, property investors often demand higher capitalization rates and that causes property values to decline. Increases in interest rates could lower the value of our properties and cause the value of our securities to decline.

Certain of our management agreements and leases limit our ability to sell or finance our properties.
Under the terms of certain of our management agreements and leases, we generally may not sell, lease or otherwise transfer the applicable property unless the transferee is not a competitor of the applicable manager or tenant and the transferee assumes the related management agreement or lease and meets other specified conditions. Our ability to finance or sell our properties, depending upon the structure of such transactions, may require a manager’s or tenant’s consent under the applicable agreement. If, in these circumstances, the manager or tenant does not consent, we may be prevented from taking actions which might be beneficial to our shareholders.
We may be unable to grow our business by acquisitions of additional properties.
Our business plans involve the acquisition of additional properties. Our ability to make profitable acquisitions is subject to risks, including, but not limited to, risks associated with:

•	competition from other investors, including publicly traded and private REITs, numerous financial institutions, individuals, foreign investors and other public and private companies;

•	our long term cost of capital;

•	contingencies in our acquisition agreements; and

•	the availability and terms of financing.

We might encounter unanticipated difficulties and expenditures relating to our acquired properties. For example:

•
we do not believe that it is possible to understand fully a property before it is owned and operated for a reasonable period of time, and, notwithstanding pre-acquisition due diligence, we could acquire a property that contains undisclosed defects in design or construction or which was not properly staffed;

•	the market in which an acquired property is located may experience unexpected changes that adversely affect the property’s value;

•	the occupancy of and rents and returns from properties that we acquire may decline during our ownership;

•	property operating costs for our acquired properties may be higher than anticipated and our acquired properties may not yield expected returns;

•
we may acquire properties subject to unknown liabilities and without any recourse, or with limited recourse, such as liability for the clean up of undisclosed environmental contamination or for claims by tenants, vendors or other persons related to actions taken by former owners of the properties; and

•	acquired properties might require significant management attention that would otherwise be devoted to our other business activities.

For these reasons, among others, we might not realize the anticipated benefits of our acquisitions, and our business plan to acquire additional properties may not succeed or may cause us to experience losses.

We face significant competition.
We face significant competition for acquisition opportunities from other investors, including publicly traded and private REITs, numerous financial institutions, operating companies in the hospitality industry, individuals, foreign investors and other public and private companies. Some of our competitors may have greater financial and other resources than us and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of property operators and the extent of leverage used in their capital structure. Because of competition for acquisitions, we may be unable to acquire desirable properties or we may pay higher prices for, and realize lower net cash flows than we hope to achieve from, acquisitions.
Ownership of real estate is subject to environmental risks.
Ownership of real estate is subject to risks associated with environmental hazards. We may be liable for environmental hazards at, or migrating from, our properties, including those created by prior owners or occupants, existing managers or tenants, abutters or other persons. Various federal and state laws impose liabilities upon property owners, including us, for environmental damages arising at, or migrating from, owned properties, and we may be liable for the costs of environmental investigation and clean up at, or near, our properties. As an owner or previous owner of properties, we also may be liable to pay damages to government agencies or third parties for costs and damages they incur arising from environmental hazards at, or migrating from, such properties. The costs and damages that may arise from environmental hazards are often difficult to project and may be substantial. Our hotel properties may be subject to environmental laws for certain hazardous substances used to maintain these properties, such as chemicals used to clean swimming pools, pesticides and lawn maintenance materials, and for other conditions, such as the presence of harmful mold.
In addition, we believe that some of our properties may contain asbestos. We believe any asbestos on our properties is contained in accordance with applicable laws and regulations, and we have no current plans to remove it. If we removed the asbestos or demolished the affected properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed, and we could incur substantial costs complying with such regulations.
Environmental liabilities could adversely affect our financial condition and result in losses.
Our travel centers include fueling areas, truck repair and maintenance facilities and tanks for the storage of petroleum products and other hazardous substances, all of which create the potential for environmental contamination. As a result, TA regularly incurs environmental clean up costs. Under the leases that we entered with TA, TA agreed to indemnify us from all environmental liabilities arising at any travel centers during the term of the leases. Despite this indemnity, various federal and state laws impose environmental liabilities upon property owners, such as us, for any environmental damages arising at, or migrating from, properties they own and we cannot be sure that we will not be liable for environmental investigation and clean up at, or near, our properties. Moreover, TA may not have sufficient resources to pay its environmental liabilities and environmental indemnity to us. The negative impact on TA of the most recent U.S. recession, volatility in the petroleum markets, industry challenges facing the trucking industry and TA’s business and other factors may make it more likely that TA will be unable to fulfill its indemnification obligations to us in the event that environmental claims arise at our travel centers. Any environmental liabilities for which we are responsible and not indemnified could adversely affect our financial condition and result in losses.
Ownership of real estate is subject to climate change and adverse weather risks.
Some observers believe severe weather in different parts of the world over the last few years is evidence of global climate change. Severe weather may have an adverse effect on certain properties we own. Flooding caused by rising sea levels and severe weather events, including hurricanes, tornadoes and widespread fires, may have an adverse effect on properties we own and result in significant losses to us and interruption of our business. Also, the political debate about climate change has resulted in various treaties, laws and regulations that are intended to limit carbon emissions. These or future laws may cause operating costs at our properties to increase. Laws enacted to mitigate climate change may make some of our buildings obsolete or require us to make material investments in our properties which could materially and adversely affect our financial condition and results of operations and cause the value of our securities to decline.

Real estate ownership creates risks and liabilities.
In addition to the risks discussed above, our business is subject to other risks associated with real estate ownership, including:

•	the illiquid nature of real estate markets, which limits our ability to sell our assets rapidly to respond to changing market conditions;

•	the subjectivity of real estate valuations and changes in such valuations over time;

•	costs that may be incurred relating to property maintenance and repair, and the need to make expenditures due to changes in government regulations; and

•	liabilities and litigations arising from injuries on our properties or otherwise incidental to the ownership of our properties.

Real estate construction and redevelopment creates risks.
Our business may involve the development of new properties or the redevelopment of some of our existing properties as the existing management agreements or leases expire, or as our managers’ or tenants’ needs change or to pursue any other opportunities that we believe are desirable. The development and redevelopment of new and existing buildings involves significant risks in addition to those involved in the ownership and operation of properties, including the risks that construction may not be completed on schedule or within budget, resulting in increased construction costs and delays in such properties generating cash flows. Development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land use, building, occupancy, and other required government permits and authorizations. Once completed, any new properties may perform below anticipated financial results. The occurrence of one or more of these circumstances in connection with our development or redevelopment activities could have an adverse effect on our financial condition, results of operations and the value of our securities.
RMR LLC and our hotel managers rely on information technology and systems in their operations, and any material failure, inadequacy, interruption or security failure of that technology or those systems could materially and adversely affect us.
RMR LLC and our hotel managers rely on information technology and systems, including the Internet and commercially available software, to process, transmit, store and safeguard information and to manage or support a variety of their business processes (including managing our building systems), including financial transactions and maintenance of records, which may include personal identifying information of employees, guests and tenants and lease data. If RMR LLC or any of our hotel managers experiences material security or other failures, inadequacies or interruptions of its information technology, it could incur material costs and losses and our operations could be disrupted as a result. Further, third party vendors could experience similar events with respect to their information technology and systems that impact the products and services they provide to RMR LLC, our hotel managers or us. RMR LLC and our hotel managers rely on commercially available systems, software, tools and monitoring, as well as their internal procedures and personnel, to provide security for processing, transmitting, storing and safeguarding confidential guest, tenant, customer and vendor information, such as personally identifiable information related to their employees and others, including in our hotel managers’ case, guests, and information regarding their and our financial accounts. RMR LLC and each of our hotel managers takes various actions, and incurs significant costs, to maintain and protect the operation and security of its information technology and systems, including the data maintained in those systems. However, it is possible that these measures will not prevent the systems’ improper functioning or a compromise in security, such as in the event of a cyberattack or the improper disclosure of personally identifiable information.
Security breaches, computer viruses, attacks by hackers, online fraud schemes and similar breaches can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. For example, in June 2017, we and RMR LLC became aware that we and RMR LLC had been victim of criminal fraud in which a person pretending to be a representative of a seller in one of our property acquisition transactions provided fraudulent money wire instructions that caused money to be wire transferred to an account that was believed to be, but was not, the seller's account. Although RMR LLC reimbursed us and we did not incur any loss as a result, there may be a risk that similar fraudulent activities could be attempted against us, RMR LLC or others with respect to assets. The cybersecurity risks to RMR LLC, our hotel managers and third party vendors are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetuate illegal or fraudulent activities against RMR LLC or our hotel managers, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in RMR LLC’s, our hotel managers’ or other third parties’ information technology networks and systems or operations. Any failure to maintain the security, proper function and availability of RMR LLC’s or our hotels managers’ information technology and systems, or certain third party vendors’ failure to similarly protect their information technology and systems that are relevant to RMR LLC’s, our hotel managers’ or our operations, or to safeguard RMR LLC’s, our hotel managers’ or our business processes, assets and information could result in financial losses, interrupt RMR LLC’s or our hotel managers’ operations, damage RMR LLC’s or our hotel managers’ reputation, cause RMR LLC or our hotel managers to be in default of material contracts and subject RMR LLC or our hotel managers to liability claims or regulatory penalties. Any or all of the foregoing could materially and adversely affect our business and the value of our securities.

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

•
Most of the hotels located in foreign countries in which we would invest will conduct business in local currencies rather than in U.S. dollars. We may be able to mitigate some of the risk of changing comparative currency valuations by funding our foreign investments in local currencies; however, it is unlikely we will be able to completely mitigate such foreign currency exchange rate risk.

•
Some foreign countries do not have judicial dispute resolution processes which are as efficient or impartial as the U.S. judicial system generally. We may mitigate this risk by making the resolution of disputes which may arise from our foreign investments subject to arbitration; however, the enforcement of arbitration awards will remain subject to local judicial processes and there may be no way for us to mitigate the risks of our dealings in a foreign legal system.

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
Insurance may not adequately cover our losses.
We or our managers and tenants are generally responsible for the costs of insurance coverage for our properties, including for casualty, liability, fire and extended coverage. Losses of a catastrophic nature, such as those caused by hurricanes, flooding, volcanic eruptions and earthquakes, among other things, may be covered by insurance policies with limitations such as large deductibles or co-payments that we, our managers or a responsible tenant may not be able to pay. Insurance proceeds may not be adequate to restore an affected property to its condition prior to a loss or to compensate us for our losses, including the loss of future revenues from an affected property. Similarly, our other insurance, including our general liability insurance, might not provide adequate insurance to cover our losses.

We may incur significant costs complying with the Americans with Disabilities Act and similar laws.
Under the Americans with Disabilities Act and certain similar state statutes, many commercial properties must meet specified requirements related to access and use by disabled persons. We may be required to make substantial capital expenditures at our properties to comply with these laws. In addition, non-compliance could result in the imposition of fines or an award of damages and costs to private litigants. These expenditures may have an adverse impact on our financial results and the value of our securities.
We are subject to risks associated with our hotel managers’ employment of personnel.
Our hotel managers are responsible for hiring and maintaining the labor force at each of our hotel properties. Although we do not directly employ or manage employees at our hotel properties, we are subject to many of the costs and risks associated with the hotel labor force. From time to time, hotel operations may be disrupted as a result of strikes, lockouts, public demonstrations or other negative actions and publicity. We may also incur increased legal costs and indirect labor costs as a result of contract disputes and other events. The resolution of labor disputes or renegotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules.
Consolidation of hotel managers through merger and acquisition transactions may adversely affect our hotel properties.
Consolidation of third party managers could adversely affect our hotel properties due to the undefined and unknown costs associated with the integrations of property-level point of sale and back-of-house computer systems and other technology related processes, the training and other labor costs associated with merging of labor forces, and the impact of hotel reward point program consolidation. Additionally, the consolidation of third party managers may negatively impact the terms we are able to obtain in future hotel operating agreements.

Our business could be adversely impacted if there are deficiencies in our disclosure controls and procedures or our internal control over financial reporting.
The design and effectiveness of our disclosure controls and procedures and our internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and our internal control over financial reporting, there can be no guarantee that our disclosure controls and procedures and internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weaknesses, in our disclosure controls and procedures or internal control over financial reporting could result in misstatements of our results of operations or our financial statements or could otherwise materially and adversely affect our business, reputation, results of operations, financial condition or liquidity.
Changes in lease accounting standards may materially and adversely affect us.
The Financial Accounting Standards Board, or FASB, adopted new accounting rules to be effective for fiscal years ending after December 2018, which will require companies to capitalize substantially all leases on their balance sheets by recognizing a lessee’s rights and obligations. When the final rules are effective, many companies that account for certain leases on an “off balance sheet” basis will be required to account for such leases “on balance sheet.” This change will remove many of the differences in the way companies account for owned property and leased property and could have a material effect on various aspects of our tenants’ businesses, including the appearance of their credit quality and other factors they consider in deciding whether to own or lease properties. When the rules are effective, or as the effective date approaches, these rules could cause companies that lease properties to prefer shorter lease terms in an effort to reduce the leasing liability required to be recorded on their balance sheets or some companies may decide to prefer property ownership to leasing. Such decisions by our current or prospective tenants may adversely impact our business and the value of our securities.

Risks Related to Our Relationships with RMR Inc., RMR LLC, Sonesta and TA.

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

Our management structure and agreements and relationships with RMR LLC and RMR LLC’s and its controlling shareholder's relationships with others may create conflicts of interest, or the appearance of such conflicts, and may restrict our investment activities.

Our manager, RMR LLC, is authorized to follow broad operating and investment guidelines and, therefore, has discretion in determining the properties that will be appropriate investments for us, as well as our individual operating and investment decisions. Our Board of Trustees periodically reviews our operating and investment guidelines and our operating activities and investments but it does not review or approve each decision made by RMR LLC on our behalf. In addition, in conducting periodic reviews, our Board of Trustees relies primarily on information provided to it by RMR LLC.

RMR LLC is a subsidiary of RMR Inc. Our Managing Trustee, Adam Portnoy, as the current sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. and as the current sole trustee of ABP Trust beneficially owns all the class A membership units of RMR LLC not owned by RMR Inc. Adam Portnoy is a managing director, president and chief executive officer of RMR Inc. and an officer of RMR LLC. Barry Portnoy was our other Managing Trustee and a managing director and an officer of RMR Inc. and an officer of RMR LLC until his death on February 25, 2018. Ethan Bornstein, our Senior Vice President, is the son-in-law of Barry Portnoy and the brother-in-law of Adam Portnoy. RMR LLC or its subsidiary also acts as the manager for five other Nasdaq listed REITs: GOV, which primarily owns properties that are majority leased to government tenants and office properties in the metropolitan Washington, D.C. market area that may also be leased to private sector tenants; ILPT, which primarily owns industrial and logistics properties; SIR, which primarily owns and invests in net leased, single tenant properties; SNH, which primarily owns healthcare, senior living properties and medical office buildings; and TRMT, which primarily originates and invests in first mortgage loans secured by middle market and transitional commercial real estate. RMR LLC also provides services to other publicly and privately owned companies, including: Five Star, which operates senior living communities; TA, our largest tenant; and Sonesta, which managed 49 of our hotels as of December 31, 2017. A subsidiary of RMR LLC is an investment adviser to the RMR Real Estate Income Fund, or RIF, a closed end investment company listed on the NYSE American, which primarily invests in securities of REITs that are not managed by RMR LLC.
Each of our executive officers is also an officer of RMR LLC, including our Chief Financial Officer and Treasurer, Mark Kleifges, who is also the chief financial officer and treasurer of GOV and of RIF. Because our executive officers have duties to RMR LLC, and Mark Kleifges has duties to GOV and RIF, as well as to us, we do not have their undivided attention. They may have conflicts in allocating their time and resources between us and RMR LLC and other companies to which RMR LLC provides services. Our Independent Trustees also serve as independent directors or independent trustees of other companies to which RMR LLC or its subsidiary provides management services.
In addition to their investments in RMR Inc. and RMR LLC, our current and former Managing Trustees hold equity investments in other companies to which RMR LLC provides management services and some of these companies, including us, have significant cross ownership interests, including, for example: as of February 23, 2018, our Managing Trustee and Barry Portnoy, our former Managing Trustee, owned, directly or indirectly, in aggregate 1.5% of our outstanding common shares, 36.4% of Five Star’s outstanding common stock, 1.9% of GOV’s outstanding common shares, 1.3% of SNH’s outstanding common shares, 1.9% of SIR’s outstanding common shares and 10.7% of RIF’s outstanding common shares; we own 8.6% of TA’s outstanding common shares; GOV owns 27.8% of SIR’s outstanding common shares; SIR owns 69.2% of ILPT’s outstanding common shares; SNH owns 8.4% of Five Star’s outstanding common stock; and Tremont Realty Advisors LLC, a wholly owned subsidiary of RMR LLC, owns 19.2% of TRMT’s outstanding common shares. Our executive officers may also own equity investments in other companies to which RMR LLC or its subsidiary provides management services. These multiple responsibilities, relationships and cross ownerships could create competition for the time and efforts of RMR LLC, Adam Portnoy and other RMR LLC personnel, including our executive officers, and give rise to conflicts of interest or the appearance of such conflicts of interest with respect to matters involving us, RMR Inc., RMR LLC, our Managing Trustee, the other companies to which RMR LLC or its subsidiaries provide management services and their related parties. Conflicts of interest or the appearance of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.
In our management agreements with RMR LLC, we acknowledge that RMR LLC may engage in other activities or businesses and act as the manager to any other person or entity (including other REITs) even though such person or entity has investment policies and objectives similar to our policies and objectives and we are not entitled to preferential treatment in receiving information, recommendations and other services from RMR LLC. Accordingly, we may lose investment opportunities to, and may compete for tenants with, other businesses managed by RMR LLC or its subsidiaries. We cannot be sure that our Code of Conduct or our Governance Guidelines, or other procedural protections we adopt will be sufficient to enable us to identify, adequately address or mitigate actual or alleged conflicts of interest or ensure that our transactions with related persons are made on terms that are at least as favorable to us as those that would have been obtained with an unrelated person.

Our management agreements were not negotiated on an arm’s length basis and their fee structure may not create proper incentives for RMR LLC, which may increase the risk of an investment in our common shares.
As a result of our relationships with RMR LLC, our management agreements were not negotiated on an arm’s length basis between unrelated parties, and therefore the terms, including the fees payable to RMR LLC, may not be as favorable to us as they would have been if they were negotiated on an arm’s length basis between unrelated parties. Our property management fees are calculated based on rents we receive and construction supervision fees for construction at our properties overseen and managed by RMR LLC, and our base business management fee is calculated based upon the lower of the historical costs of our real estate investments and our market capitalization. These fee arrangements could incentivize RMR LLC to pursue acquisitions, capital transactions, tenancies and construction projects or to avoid disposing of our assets in order to increase or maintain its management fees. If we do not effectively manage our investment, disposition and capital transactions and leasing, construction and other property management activities, we may pay increased management fees without proportional benefits to us. In addition, we pay RMR LLC substantial base management fees regardless of our financial results. RMR LLC’s entitlement to a base management fee might reduce its incentive to devote its time and effort to seeking investments that provide attractive returns for us.

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

Our management arrangements with RMR LLC may discourage a change of control of us.

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

Our business dealings with TA and Sonesta comprise a significant part of our business and operations and they may create conflicts of interest or the perception of such conflicts of interest.

TA is our former 100% owned subsidiary and our largest tenant, and we are TA’s largest shareholder. TA was created as a separate public company in 2007 as a result of its spin-off from us. Our Managing Trustee serves as a managing director of TA and RMR LLC provides management services to both us and TA. Barry Portnoy served as a managing director of TA until his death on February 25, 2018. We recognized rental income of $293.3 million for the year ended December 31, 2017 under our TA leases.

Sonesta managed 49 of our hotels as of December 31, 2017. Sonesta is owned in part by our Managing Trustee. Sonesta’s chief executive officer and chief financial officer are officers of RMR LLC, and other officers and employees of Sonesta are former employees of RMR LLC. We realized returns of $70.6 million under our Sonesta agreement and incurred management, system and reservation fees payable to Sonesta of $28.2 million and procurement and construction supervision fees of $1.1 million for the year ended December 31, 2017.

The historical and continuing relationships which we, RMR LLC and our Managing Trustee have with TA and Sonesta could create, or appear to create, conflicts of interest with respect to matters involving us, the other companies to which RMR LLC or its subsidiaries provide management services and their related parties. As a result of these relationships, our agreements with TA and Sonesta were not negotiated on an arm’s length basis between unrelated parties, and therefore may not be as favorable to us as they would have been if they were negotiated on an arm’s length basis between unrelated parties. Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.

We may not realize the expected benefits of our acquisition of an interest in RMR Inc.

On June 5, 2015 we participated in a transaction with RMR Inc., RMR LLC, ABP Trust, and three other REITs to which RMR LLC provides management services in which, among other things, we acquired 5,019,121 shares of RMR Inc.’s class A common stock, ABP Trust acquired 1,490,000 of our common shares and we amended our management agreements with RMR LLC and extended them for continuing 20 year terms, or the Up-C Transaction. In December 2015, we distributed 2,515,344 of the shares of RMR Inc.’s class A common stock that we received in the Up-C Transaction pro rata to our shareholders. We believe the Up-C Transaction provided several benefits to us, including an attractive investment in the equity securities of RMR Inc., the further alignment of the interests of RMR LLC and Adam Portnoy with our interests and greater transparency for us and our shareholders into the compensation practices and financial and operating results of RMR LLC. However, our investment in RMR Inc. is subject to various risks, including the highly competitive nature of RMR LLC’s business and the limited public market for RMR Inc.’s securities, among others, which may result in us losing some or all of our investment in RMR Inc. or otherwise not realizing the benefits we expect from the Up-C Transaction. For further information on the Up-C Transaction, see Note 10 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

The Up-C Transaction and the agreements entered into as part of the Up-C Transaction are among related persons, which increases the risk of allegations of conflicts of interest, and such allegations may impair our ability to realize the benefits we expect from the Up-C Transaction.

Because of the various relationships among us, RMR Inc., RMR LLC and the other REITs to which RMR LLC provides management services, the Up-C Transaction and the agreements entered into as part of the Up-C Transaction, including the amendment and extension of our management agreements for continuing 20 year terms, are among related persons. The Up-C Transaction and the terms thereof were negotiated and reviewed by a Joint Special Committee comprised solely of our Independent Trustees and the independent trustees of the other REITs to which RMR LLC then provided management services, or the Joint Special Committee, and were separately approved and adopted by our Independent Trustee who did not serve as an independent trustee of any of the other REITs, by a Special Committee of our Board of Trustees, comprised solely of our Independent Trustees, or our Special Committee, and by our Board of Trustees. Morgan Stanley & Co. LLC acted as financial advisor to the Joint Special Committee and Houlihan Lokey Capital, Inc. acted as financial advisor to our Special Committee. Nonetheless, because of these various relationships, the Up-C Transaction was not negotiated on an arm’s length basis among unrelated third parties, and therefore may not be on terms as favorable to us or the other REITs to which RMR LLC provides management services as it would have been if it was negotiated on an arm’s length basis among unrelated parties. As a result of these relationships, we may be subject to increased risk that our shareholders or the shareholders of the other applicable REITs to which RMR LLC provides management services may challenge the Up-C Transaction and the agreements entered into as part of the Up-C Transaction. Any such challenge could result in substantial costs and be a diversion to our management’s attention, could have a material adverse effect on our reputation, business and growth and could adversely affect our ability to realize the benefits we expect from the Up-C Transaction, whether or not the allegations have merit or are substantiated.

We may be at an increased risk for dissident shareholder activities due to perceived conflicts of interest arising from our management structure.

In the past, in particular following periods of volatility in the overall market or declines in the market price of a company’s securities, shareholder litigation, dissident shareholder trustee nominations and dissident shareholder proposals have often been instituted against companies alleging conflicts of interest in business dealings with affiliated and related persons and entities. Our relationships with RMR Inc., RMR LLC, TA, Sonesta, AIC, the other businesses and entities to which RMR LLC or its subsidiaries provide management services, Adam Portnoy and other related persons of RMR LLC may precipitate such activities. Certain proxy advisory firms which have significant influence over the voting by shareholders of public companies have, in the past, recommended, and in the future may recommend, that shareholders withhold votes for the election of our incumbent Trustees, vote against our say on pay vote or other management proposals and vote for shareholder proposals that we oppose. These recommendations may affect the outcome of our Board elections and impact our governance, which may increase shareholder activism and litigation. These activities, if instituted against us, could result in substantial costs, and diversion of our management’s attention and could have a material adverse impact on our reputation and business.

We may experience losses from our business dealings with AIC.

We, ABP Trust, TA and four other companies to which RMR LLC provides management services each own 14.3% of AIC, and we have invested $7.1 million in AIC. We and those other AIC shareholders participate in a combined property insurance program arranged and insured and reinsured in part by AIC and we periodically consider the possibilities for expanding our relationship with AIC to other types of insurance. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. While we believe we have in the past benefitted from these arrangements, these beneficial financial results may not occur in the future, and we may need to invest additional capital in order to continue to pursue these results. AIC’s business involves the risks typical of an insurance business, including the risk that it may not operate profitably. Accordingly, financial benefits from our business dealings with AIC may not be achieved in the future, and we may experience losses from these dealings.

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

Our declaration of trust and bylaws prohibit any shareholder other than RMR LLC and its affiliates (as defined under Maryland law) and certain persons who have been exempted by our Board of Trustees from owning, directly and by attribution, more than 9.8% of the number or value of shares (whichever is more restrictive) of any class or series of our outstanding shares of beneficial interest, including our common shares. These provisions are intended to, among other purposes, assist with our REIT compliance under the IRC and otherwise promote our orderly governance. However, these provisions may also inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:

•	the division of our Trustees into three classes, with the term of one class expiring each year, which could delay a change of control of us;

•	the authority of our Board of Trustees, and not our shareholders, to adopt, amend or repeal our bylaws and to fill vacancies on our Board of Trustees;

•	shareholder voting standards which require a supermajority for approval of certain actions;

•	the fact that only our Board of Trustees, or, if there are no Trustees, our officers, may call shareholder meetings and that shareholders are not entitled to act without a meeting;

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

Risks Related to Our Taxation
Our failure to remain qualified for taxation as a REIT under the IRC or the loss of our other special tax statuses could have significant adverse consequences.
As a REIT, we generally do not pay federal or most state income taxes as long as we distribute all of our REIT taxable income and meet other qualifications set forth in the IRC. However, actual qualification for taxation as a REIT under the IRC depends on our satisfying complex statutory requirements, for which there are only limited judicial and administrative interpretations. We believe that we have been organized and have operated, and will continue to be organized and to operate, in a manner that qualified and will continue to qualify us to be taxed as a REIT under the IRC. However, we cannot be sure that the IRS, upon review or audit, will agree with this conclusion. Furthermore, we cannot be sure that the federal government, or any state or other taxation authority, will continue to afford favorable income tax treatment to REITs and their shareholders.
Maintaining our qualification for taxation as a REIT under the IRC will require us to continue to satisfy tests concerning, among other things, the nature of our assets, the sources of our income and the amounts we distribute to our shareholders. In order to meet these requirements, it may be necessary for us to sell or forgo attractive investments.
If we cease to qualify for taxation as a REIT under the IRC, then our ability to raise capital might be adversely affected, we will be in breach under our credit agreement, we may be subject to material amounts of federal and state income taxes and the market price of our common shares could decline. In addition, if we lose or revoke our qualification for taxation as a REIT under the IRC for a taxable year, we will generally be prevented from requalifying for taxation as a REIT for the next four taxable years.
Similarly, under existing law and through available tax concessions, we have minimized the Canadian and Puerto Rican income taxes that we must pay. We believe that we have operated, and are operating, in compliance with the requirements of these laws and tax concessions. However, we cannot be sure that, upon review or audit, the local tax authority will agree. If the existing laws or concessions are unavailable to us in the future, then we may be subject to material amounts of income taxes and the market price of our common shares could decline.

Distributions to shareholders generally will not qualify for reduced tax rates applicable to “qualified dividends.”
Dividends payable by U.S. corporations to noncorporate shareholders, such as individuals, trusts and estates, are generally eligible for reduced federal income tax rates applicable to “qualified dividends.” Distributions paid by REITs generally are not treated as “qualified dividends” under the IRC and the reduced rates applicable to such dividends do not generally apply. However, for tax years beginning after 2017 and before 2026, REIT dividends paid to noncorporate shareholders are generally taxed at an effective tax rate lower than applicable ordinary income tax rates due to the availability of a deduction under the IRC for specified forms of income from passthrough entities. More favorable rates will nevertheless continue to apply to regular corporate “qualified” dividends, which may cause some investors to perceive that an investment in a REIT is less attractive than an investment in a non-REIT entity that pays dividends, thereby reducing the demand and market price of our common shares.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our REIT taxable income, subject to specified adjustments and excluding any net capital gain, in order to maintain our qualification for taxation as a REIT under the IRC. To the extent that we satisfy this distribution requirement, federal corporate income tax will not apply to the earnings that we distribute, but if we distribute less than 100% of our REIT taxable income, then we will be subject to federal corporate income tax on our undistributed taxable income. We intend to make distributions to our shareholders to comply with the REIT requirements of the IRC. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders in a calendar year is less than a minimum amount specified under federal tax laws.
From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with U.S. generally accepted accounting principles, or GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. If we do not have other funds available in these situations, among other things, we may borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions in order to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our shareholders’ equity. Thus, compliance with the REIT distribution requirements may hinder our ability to grow, which could cause the market price of our common shares to decline.
Even if we remain qualified for taxation as a REIT under the IRC, we may face other tax liabilities that reduce our cash flows.
Even if we remain qualified for taxation as a REIT under the IRC, we may be subject to federal, state and local taxes on our income and assets, including taxes on any undistributed income, excise taxes, state or local income, property and transfer taxes, and other taxes. Also, some jurisdictions may in the future limit or eliminate favorable income tax deductions, including the dividends paid deduction, which could increase our income tax expense. In addition, in order to meet the requirements for qualification and taxation as a REIT under the IRC, prevent the recognition of particular types of non-cash income, or avert the imposition of a 100% tax that applies to specified gains derived by a REIT from dealer property or inventory, we may hold or dispose of some of our assets and conduct some of our operations through our TRSs or other subsidiary corporations that will be subject to corporate level income tax at regular rates. In addition, while we intend that our transactions with our TRSs will be conducted on arm’s length bases, we may be subject to a 100% excise tax on a transaction that the IRS or a court determines was not conducted at arm’s length. Any of these taxes would decrease cash available for distribution to our shareholders.
If arrangements involving our TRSs fail to comply as intended with the REIT qualification and taxation rules, we may fail to qualify for taxation as a REIT under the IRC or be subject to significant penalty taxes.
We lease a substantial majority of our hotel properties to our TRSs pursuant to arrangements that, under the IRC, are intended to qualify the rents we receive from our TRSs as income that satisfies the REIT gross income tests. We also intend that our transactions with our TRSs be conducted on arm’s length bases so that we and our TRSs will not be subject to penalty taxes under the IRC applicable to mispriced transactions. While relief provisions can sometimes excuse REIT gross income test failures, significant penalty taxes may still be imposed.
For our TRS arrangements to comply as intended with the REIT qualification and taxation rules under the IRC, a number of requirements must be satisfied, including:

•	our TRSs may not directly or indirectly operate or manage a lodging facility, as defined by the IRC;

•	the leases to our TRSs must be respected as true leases for federal income tax purposes and not as service contracts, partnerships, joint ventures, financings or other types of arrangements;

•	the leased properties must constitute qualified lodging facilities (including customary amenities and facilities) under the IRC;

•
our leased properties must be managed and operated on behalf of the TRSs by independent contractors who are less than 35% affiliated with us and who are actively engaged (or have affiliates so engaged) in the trade or business of managing and operating qualified lodging facilities for persons unrelated to us; and

•	the rental and other terms of the leases must be arm’s length.
We cannot be sure that the IRS or a court will agree with our assessment that our TRS arrangements comply as intended with REIT qualification and taxation rules. If arrangements involving our TRSs fail to comply as we intended, we may fail to qualify for taxation as a REIT under the IRC or be subject to significant penalty taxes.
Legislative or other actions affecting REITs could materially and adversely affect us and our shareholders.
The rules dealing with U.S. federal, state, and local taxation are constantly under review by persons involved in the legislative process and by the IRS, the U.S. Department of the Treasury, and other taxation authorities. Changes to the tax laws, with or without retroactive application, could materially and adversely affect us and our shareholders. We cannot predict how changes in the tax laws might affect us or our shareholders. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify for taxation as a REIT or the tax consequences of such qualification.
In addition, December 2017 legislation has made substantial changes to the IRC. Among those changes are a significant permanent reduction in the generally applicable corporate income tax rate, changes in the taxation of individuals and other noncorporate taxpayers that generally reduce their taxes on a temporary basis subject to “sunset” provisions, the elimination or modification of various deductions (including substantial limitation of the deduction for personal state and local taxes imposed on individuals), and preferential taxation of income derived by individuals from passthrough entities in comparison to earnings received directly by individuals. This legislation also imposes additional limitations on the deduction of net operating losses, which may in the future cause us to make additional distributions that will be taxable to our shareholders to the extent of our current or accumulated earnings and profits in order to comply with the REIT distribution requirements. The effect of these and other changes made in this legislation is highly uncertain, both in terms of their direct effect on the taxation of an investment in our common shares and their indirect effect on the value of properties owned by us. Furthermore, many of the provisions of the new law will require guidance through the issuance of Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us or our shareholders. It is also possible that there will be technical corrections legislation proposed with respect to the new law, the effect of which cannot be predicted and may be adverse to us or our shareholders.
Risks Related to our Securities
Our distributions to our shareholders may decline.
We intend to continue to make regular quarterly distributions to our shareholders. However:

•	our ability to make or sustain the rate of distributions will be adversely affected if any of the risks described in this Annual Report on Form 10-K occur;

•	our making of distributions is subject to compliance with restrictions contained in our credit agreement and may be subject to restrictions in future debt obligations we may incur; and

•
the timing and amount of any distributions will be determined at the discretion of our Board of Trustees and will depend on various factors that our Board of Trustees deems relevant, including our financial condition, our results of operations, our liquidity, our capital requirements, our funds from operations, or FFO, our Normalized FFO, restrictive covenants in our financial or other contractual arrangements, general economic conditions in the United States, requirements under the IRC to remain qualified for taxation as a REIT and restrictions under the laws of Maryland.

For these reasons, among others, our distribution rate may decline or we may cease making distributions to our shareholders.
Changes in market conditions could adversely affect the value of our securities.
As with other publicly traded equity securities and REIT securities, the value of our common shares and other securities depends on various market conditions that are subject to change from time to time, including:

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

We believe that one of the factors that investors consider important in deciding whether to buy or sell equity securities of a REIT is the distribution rate, considered as a percentage of the price of the equity securities, relative to market interest rates. Interest rates have been at historically low levels for an extended period of time. There is a general market perception that REIT shares outperform in low interest rate environments and underperform in rising interest rate environments when compared to the broader market. Since December 2016, the U.S. Federal Reserve has raised its benchmark interest rate by one percentage point, and there are some market expectations that market interest rates will rise further in the near to intermediate term. If market interest rates continue to increase, or if there continues to be market expectation of such increases, prospective purchasers of REIT equity securities may want to achieve a higher distribution rate. Thus, higher market interest rates, or the expectation of higher interest rates, could cause the value of our securities to decline.

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
We are the sole obligor on our outstanding senior unsecured notes, and our outstanding senior unsecured notes, and any notes or other debt securities we may issue in the future, or, together with our outstanding senior unsecured notes, the Notes, and such Notes are not, and any Notes we may issue in the future may not, be guaranteed by any of our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Notes, or to make any funds available therefor, whether by dividend, distribution, loan or other payments. The rights of holders of Notes to benefit from any of the assets of our subsidiaries are subject to the prior satisfaction of claims of our subsidiaries’ creditors and any preferred equity holders. As a result, the Notes are, and, except to the extent that future Notes are guaranteed by our subsidiaries, will be, structurally subordinated to all of the debt and other liabilities and obligations of our subsidiaries, including guarantees of other indebtedness of ours, payment obligations under lease agreements, trade payables and preferred equity. As of December 31, 2017, our subsidiaries had total indebtedness and other liabilities (excluding security and other deposits and guaranties) of less than $10.0 million.
The Notes are unsecured and effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.
The outstanding Notes are not secured and any Notes we may issue in the future may not be secured. Upon any distribution to our creditors in a bankruptcy, liquidation, reorganization or similar proceeding relating to us or our property, the holders of our secured debt will be entitled to exercise the remedies available to a secured lender under applicable law and pursuant to the instruments governing such debt and to be paid in full from the assets securing that secured debt before any payment may be made with respect to Notes that are not secured by those assets. In that event, because such Notes will not be secured by any of our assets, it is possible that there will be no assets from which claims of holders of such Notes can be satisfied or, if any assets remain, that the remaining assets will be insufficient to satisfy those claims in full. If the value of such remaining assets is less than the aggregate outstanding principal amount of such Notes and accrued interest and all future debt ranking equally with such Notes, we will be unable to fully satisfy our obligations under such Notes. In addition, if we fail to meet our payment or other obligations under our secured debt, the holders of that secured debt would be entitled to foreclose on our assets securing that secured debt and liquidate those assets. Accordingly, we may not have sufficient funds to pay amounts due on such Notes. As a result, noteholders may lose a portion or the entire value of their investment in such Notes. Further, the terms of the outstanding Notes permit, and the terms of any Notes we may issue in the future may permit us to incur additional secured indebtedness subject to compliance with certain debt ratios. The Notes that are not secured will be effectively subordinated to any such additional secured indebtedness. As of December 31, 2017, we had no secured mortgage debt.
There is no public market for the Notes, and one may not develop, be maintained or be liquid.
We have not applied for listing of the Notes on any securities exchange or for quotation on any automatic dealer quotation system, and we may not do so for Notes issued in the future. We can give no assurances concerning the liquidity of any market that may develop for the Notes, the ability of any holder to sell the Notes or the price at which holders would be able to sell the Notes. If a market for the Notes does not develop, holders may be unable to resell the Notes for an extended period of time, if at all. If a market for the Notes does develop, it may not continue or it may not be sufficiently liquid to allow holders to resell any of the Notes. Consequently, holders of such Notes may not be able to liquidate their investment readily, and lenders may not readily accept the Notes as collateral for loans.
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

Item 1B.  Unresolved Staff Comments
None.
Item 2.  Properties

At December 31, 2017, we owned 323 hotels and 199 travel centers. The following table summarizes certain information about our properties as of December 31, 2017 (dollars in thousands).

	Hotels			Travel Centers			All Properties
	Number of Properties	Undepreciated Carrying Value	Depreciated Carrying Value	Number of Properties	Undepreciated Carrying Value	Depreciated Carrying Value	Total Number of Properties	Total Undepreciated Carrying Value	Total Depreciated Carrying Value

Location of Properties
United States
Alabama	6	$45,979	$33,872	4	$77,422	$52,429	10	$123,401	$86,301
Arkansas	—	—	—	4	94,698	58,149	4	94,698	58,149
Arizona	14	168,651	102,128	7	160,931	110,395	21	329,582	212,523
California	36	882,024	606,282	11	200,003	161,612	47	1,082,027	767,894
Colorado	6	148,063	124,008	3	43,236	28,424	9	191,299	152,432
Connecticut	1	5,061	3,806	3	35,733	17,802	4	40,794	21,608
Delaware	2	28,557	21,502	—	—	—	2	28,557	21,502
Florida	14	267,528	186,768	7	144,627	104,706	21	412,155	291,474
Georgia	23	424,500	314,575	8	120,550	85,774	31	545,050	400,349
Hawaii	1	92,189	51,229	—	—	—	1	92,189	51,229
Iowa	2	19,052	10,336	1	11,074	7,483	3	30,126	17,819
Idaho	—	—	—	1	16,393	11,992	1	16,393	11,992
Illinois	16	385,263	308,305	10	133,810	100,365	26	519,073	408,670
Indiana	3	33,259	18,334	11	155,889	124,133	14	189,148	142,467
Kansas	4	30,443	17,659	1	14,620	12,841	5	45,063	30,500
Kentucky	1	3,007	2,176	3	47,523	30,200	4	50,530	32,376
Louisiana	2	215,671	180,320	7	127,989	87,748	9	343,660	268,068
Massachusetts	14	324,124	233,485	—	—	—	14	324,124	233,485
Maryland	7	159,221	111,587	3	52,402	32,821	10	211,623	144,408
Michigan	12	95,871	69,759	5	52,250	39,842	17	148,121	109,601
Minnesota	4	47,561	32,658	1	7,270	5,396	5	54,831	38,054
Missouri	7	152,516	127,567	5	63,643	39,927	12	216,159	167,494
Mississippi	—	—	—	1	22,536	13,415	1	22,536	13,415
North Carolina	14	170,615	123,794	3	43,127	30,350	17	213,742	154,144
Nebraska	2	12,207	10,027	3	43,789	23,743	5	55,996	33,770
New Hampshire	—	—	—	1	6,741	4,904	1	6,741	4,904
New Jersey	15	302,973	221,421	4	112,198	77,663	19	415,171	299,084
New Mexico	2	26,098	14,394	6	97,830	55,283	8	123,928	69,677
Nevada	3	50,750	31,768	5	158,858	122,032	8	209,608	153,800
New York	5	120,409	74,007	6	51,044	37,932	11	171,453	111,939
Ohio	11	153,185	133,393	14	188,515	128,004	25	341,700	261,397
Oklahoma	3	32,119	22,680	4	46,949	31,324	7	79,068	54,004
Oregon	1	114,783	108,205	3	42,028	29,711	4	156,811	137,916
Pennsylvania	10	196,824	127,401	9	137,264	92,792	19	334,088	220,193
Rhode Island	2	24,733	18,013	—	—	—	2	24,733	18,013
South Carolina	3	75,844	49,417	4	77,081	62,737	7	152,925	112,154
Tennessee	9	149,271	88,412	8	111,361	84,395	17	260,632	172,807
Texas	36	512,956	326,051	18	398,427	262,465	54	911,383	588,516
Utah	3	65,701	35,771	2	19,684	11,531	5	85,385	47,302
Virginia	15	182,283	108,535	3	55,316	39,784	18	237,599	148,319
Vermont	1	14,381	12,981	—	—	—	1	14,381	12,981
Washington	8	177,839	139,768	2	10,675	5,073	10	188,514	144,841
Wisconsin	1	14,434	8,879	2	19,098	12,604	3	33,532	21,483
West Virginia	1	11,061	6,551	2	15,848	11,573	3	26,909	18,124
Wyoming	—	—	—	4	72,184	43,039	4	72,184	43,039
	320	5,937,006	4,217,824	199	3,290,616	2,292,393	519	9,227,622	6,510,217
Other
Ontario, Canada	2	44,734	29,320	—	—	—	2	44,734	29,320
Puerto Rico	1	155,303	103,644	—	—	—	1	155,303	103,644
	3	200,037	132,964	—	—	—	3	200,037	132,964

Grand Total	323	$6,137,043	$4,350,788	199	$3,290,616	$2,292,393	522	$9,427,659	$6,643,181
At December 31, 2017, 14 of our hotels were on land we leased partially or entirely from unrelated third parties. The average remaining term of the ground leases (including renewal options) is approximately 39 years (range of 21 to 70 years). Ground rent payable under nine of the ground leases is generally calculated as a percentage of hotel revenues. Twelve (12) of the 14 ground leases require annual minimum rents averaging $247 per year; future rents under two ground leases have been prepaid. Pursuant to the terms of our management agreements and leases, payments of ground lease obligations are generally made by our hotel managers or tenants. However, if a hotel manager or tenant did not perform obligations under a ground lease or elected not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge, sale or transfer of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.

At December 31, 2017, 15 of our travel centers were on land we leased partially or entirely from unrelated third parties. The average remaining term of the ground leases (including renewal options) is approximately 12 years (range of 1 to 33 years). Ground rent payable under the ground leases is generally a fixed amount, averaging $479 per year. Payments of these travel centers ground lease obligations are made by our tenants. However, if our tenants did not perform obligations under a ground lease or elected not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge, sale or transfer of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.
The aggregate depreciated carrying value of our properties subject to ground leases was as follows at December 31, 2017 (in thousands):

14 hotels (1)	$187,588
15 travel centers (2)	95,079
Total	$282,667

(1) Two of these hotels with a depreciated carrying value totaling $67,572 are partially on land we lease from unrelated third parties. The leased land is generally used for parking. We believe these two hotels would be operable without the leased land.

(2) Three of these travel centers with a depreciated carrying value totaling $35,482 are partially on land we lease from unrelated third parties. The leased land is generally used for additional parking or storm water runoff; however, certain building structures for one of these three travel centers are located on leased land. We believe these three travel centers would be operable without the leased land, although we would have to remove the part of the building structure that is located on the leased land and might replace that structure with a new building on land we own.
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

2016	High	Low
First Quarter	$26.66	$20.69
Second Quarter	28.80	24.62
Third Quarter	32.32	28.20
Fourth Quarter	32.00	26.06

2017	High	Low
First Quarter	$32.63	$29.71
Second Quarter	32.68	27.84
Third Quarter	29.90	26.64
Fourth Quarter	31.27	27.88
The closing price of our common shares on Nasdaq on February 1, 2018, was $27.94 per share.
As of February 1, 2018, there were 492 shareholders of record of our common shares.
Information about cash distributions declared on our common shares is summarized in the table below.  Common share cash distributions are generally paid in the quarter following the quarter to which they relate.

	Cash Distributions Per Common Share

	2017	2016
First Quarter	$0.51	$0.50
Second Quarter	0.52	0.51
Third Quarter	0.52	0.51
Fourth Quarter	0.52	0.51
Total	$2.07	$2.03
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

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Income Statement Data:
Revenues:
Hotel operating revenues	$1,843,501	$1,733,103	$1,636,834	$1,476,919	$1,313,214
Rental income	323,764	309,600	280,935	255,900	249,621
FF&E reserve income	4,670	4,508	4,135	3,503	1,020
Total revenues	2,171,935	2,047,211	1,921,904	1,736,322	1,563,855
Expenses:
Hotel operating expenses	1,279,547	1,202,538	1,143,981	1,035,138	929,581
Depreciation and amortization	386,659	357,342	329,776	315,878	299,323
General and administrative	125,402	99,105	109,837	45,897	50,087
Acquisition related costs	—	1,367	2,375	239	3,273
Loss on asset impairment	—	—	—	—	8,008
Total expenses	1,791,608	1,660,352	1,585,969	1,397,152	1,290,272
Operating income	380,327	386,859	335,935	339,170	273,583
Dividend income	2,504	2,001	2,640	—	—
Interest income	798	274	44	77	121
Interest expense	(181,579)	(161,913)	(144,898)	(139,486)	(145,954)
Loss on distribution to common shareholders of The RMR Group Inc. common stock	—	—	(36,773)	—	—
Loss on early extinguishment of debt	(146)	(228)	—	(855)	—
Income before income taxes, equity in earnings of an investee and gain on sale of real estate	201,904	226,993	156,948	198,906	127,750
Income tax benefit (expense)	3,284	(4,020)	(1,566)	(1,945)	5,094
Equity in earnings of an investee	607	137	21	94	334
Income before gain on sale of real estate	205,795	223,110	155,403	197,055	133,178
Gain on sale of real estate	9,348	—	11,015	130	—
Net Income	215,143	223,110	166,418	197,185	133,178
Preferred distributions	(1,435)	(20,664)	(20,664)	(20,664)	(26,559)
Excess of liquidation preference over carrying value of preferred shares redeemed	(9,893)	—	—	—	(5,627)
Net income available for common shareholders	$203,815	$202,446	$145,754	$176,521	$100,992
Common distributions paid (1)	$340,084	$314,135	$299,967	$292,029	$256,587
Weighted average common shares outstanding (basic)	164,146	156,062	150,709	149,652	137,421
Weighted average common shares outstanding (diluted)	164,175	156,088	151,002	149,817	137,514
Per Common Share Data:
Net income available for common shareholders (basic and diluted)	$1.24	$1.30	$0.97	$1.18	$0.73
Distributions paid per common share (1)	$2.07	$2.03	$1.99	$1.95	$1.89
Balance Sheet Data (as of December 31):
Real estate properties, gross	$9,427,659	$8,723,389	$8,261,772	$7,656,193	$7,417,365
Real estate properties, net	6,643,181	6,209,393	6,044,637	5,674,160	5,660,214
Total assets	7,150,385	6,634,228	6,394,797	5,967,127	5,965,945
Debt, net of discounts and certain issuance costs	4,001,048	3,163,807	3,274,673	2,823,178	2,702,406
Shareholders’ equity	2,755,422	3,129,389	2,812,082	2,990,153	3,086,855
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

Management agreements and leases.  At December 31, 2017, we owned 323 hotels operated under nine agreements; 320 of these hotels are leased by us to our wholly owned TRSs and managed by hotel operating companies and three are leased to hotel operating companies.  At December 31, 2017, our 199 owned travel centers are leased to TA under five agreements. Our consolidated statements of comprehensive income include operating revenues and expenses of our managed hotels and rental income from our leased hotels and travel centers.

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

Hotel operations.  In 2017, the U.S. hotel industry generally realized increases in occupancy, average daily rate, or ADR, and revenue per available room, or RevPAR, compared to 2016.  During the year ended December 31, 2017, our 299 comparable hotels that we owned continuously since January 1, 2016 produced aggregate year over year increases in occupancy, ADR and RevPAR, but below the industry generally. We believe these results are, in part, due to the disruption and displacement at certain of our hotels undergoing renovations, increased competition from new hotel room supply in certain markets and decreased business activity in areas where some of our hotels are located. We expect to have additional hotels undergoing renovations in 2018.
      For the year ended December 31, 2017 compared to the year ended December 31, 2016 for our 299 comparable hotels that we owned continuously since January 1, 2016: ADR increased 1.0% to $126.05; occupancy increased 0.1 percentage points to 75.8%; and RevPAR increased 1.1% to $95.55.
For the year ended December 31, 2017 compared to the year ended December 31, 2016 for our 323 hotels: ADR increased 0.9% to $127.29; occupancy decreased 0.4 percentage points to 75.1%; and RevPAR increased 0.3% to $95.59.
Additional details of our hotel operating agreements and agreements with TA are set forth in Notes 6 and 10 to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K and in the table and notes thereto on pages 72 through 74 below.

Results of Operations (dollar amounts in thousands, except share amounts)
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	For the Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2017	2016
Revenues:
Hotel operating revenues	$1,843,501	$1,733,103	$110,398	6.4%
Rental income - hotels	30,491	30,425	66	0.2%
Rental income - travel centers	293,273	279,175	14,098	5.0%
Total rental income	323,764	309,600	14,164	4.6%
FF&E reserve income	4,670	4,508	162	3.6%

Expenses:
Hotel operating expenses	1,279,547	1,202,538	77,009	6.4%
Depreciation and amortization - hotels	242,829	224,335	18,494	8.2%
Depreciation and amortization - travel centers	143,830	133,007	10,823	8.1%
Total depreciation and amortization	386,659	357,342	29,317	8.2%
General and administrative	125,402	99,105	26,297	26.5%
Acquisition related costs	—	1,367	(1,367)	(100.0)%

Operating income	380,327	386,859	(6,532)	(1.7)%

Dividend income	2,504	2,001	503	25.1%
Interest income	798	274	524	191.2%
Interest expense	(181,579)	(161,913)	(19,666)	12.1%
Loss on early extinguishment of debt	(146)	(228)	82	(36.0)%
Income before income taxes, equity earnings of an investee and gain on sale of real estate	201,904	226,993	(25,089)	(11.1)%
Income tax benefit (expense)	3,284	(4,020)	7,304	n/m
Equity in earnings of an investee	607	137	470	343.1%
Income before gain on sale of real estate	205,795	223,110	(17,315)	(7.8)%
Gain on sale of real estate	9,348	—	9,348	n/m
Net income	215,143	223,110	(7,967)	(3.6)%
Preferred distributions	(1,435)	(20,664)	19,229	(93.1)%
Excess of liquidation preference over carrying value of preferred shares redeemed	(9,893)	—	(9,893)	n/m
Net income available for common shareholders	$203,815	$202,446	$1,369	0.7%

Weighted average shares outstanding (basic)	164,146	156,062	8,084	5.2%
Weighted average shares outstanding (diluted)	164,175	156,088	8,087	5.2%

Net income available for common shareholders per common share: basic and diluted	$1.24	$1.30	$(0.06)	(4.6)%
References to changes in the income and expense categories below relate to the comparison of consolidated results for the year ended December 31, 2017, compared to the year ended December 31, 2016.
Hotel operating revenues. The increase in hotel operating revenues is a result of our hotel acquisitions since January 1, 2016 ($100,967) and increased revenues at certain of our managed hotels due to increases in ADR and higher occupancies compared to 2016 ($48,404), partially offset by decreased revenues at certain of our managed hotels primarily as a result of lower occupancies compared to 2016 ($24,469), decreased revenues at certain managed hotels undergoing renovations during all or part of 2017 resulting primarily from lower occupancies ($10,919) and decreased revenues as a result of our hotel dispositions since January 1, 2016 ($3,585). Additional operating statistics of our hotels are included in the table on page 75.
Rental income - hotels. The increase in rental income - hotels is a result of contractual rent increases under certain of our hotel leases and increases in the minimum rents due to us as we funded improvements at certain of our leased hotels since January 1, 2016. Rental income for 2017 and 2016 includes $412 and $438, respectively, of adjustments to record rent on a straight line basis.
Rental income - travel centers. The increase in rental income - travel centers is a result of increases in the minimum rents due to us for improvements we purchased at certain of our travel centers since January 1, 2016 ($9,463), our travel center acquisitions since January 1, 2016 ($4,998) and an increase in percentage rent earned ($803), partially offset by a decrease in straight line rent adjustments under our TA leases ($1,166). Rental income - travel centers for 2017 and 2016 includes $11,966 and $13,132, respectively, of adjustments necessary to record scheduled rent increases under our TA leases, the deferred rent obligations payable to us under our TA leases and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks on a straight line basis. Rental income for 2017 and 2016 includes $2,106 and $1,303, respectively, of percentage rental income.
FF&E Reserve income. FF&E reserve income represents amounts paid by certain of our hotel tenants into restricted accounts owned by us to accumulate funds for future capital expenditures. The terms of our hotel leases require these amounts to be calculated as a percentage of total sales at our hotels. We do not report the amounts, if any, which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income. The increase in FF&E reserve income is the result of increased sales at certain of our leased hotels in 2017.
Hotel operating expenses. The increase in hotel operating expenses is a result of our hotel acquisitions since January 1, 2016 ($85,843) and an increase in wage and benefit costs, sales and marketing expenses and other operating costs at certain of our managed hotels during 2017 resulting primarily from higher occupancies ($10,402), partially offset by decreases in the amount of guaranty and security deposit replenishments under certain of our hotel management agreements ($11,522), operating expense decreases at certain managed hotels undergoing renovations during all or part of 2017 resulting primarily from lower occupancies ($4,572) and our hotel dispositions since January 1, 2016 ($3,142). Certain guarantees and security deposits which have been applied to past payment deficits may be replenished from a share of subsequent cash flows from the applicable hotel operations pursuant to the terms of the respective management agreements.  When our guarantees and our security deposits are replenished by cash flows from hotel operations, we reflect such replenishments in our consolidated statements of comprehensive income as an increase to hotel operating expenses. Hotel operating expenses were increased by $19,708 and $31,230 in 2017 and 2016, respectively, as a result of such replenishments.

Depreciation and amortization - hotels. The increase in depreciation and amortization - hotels is a result of our hotel acquisitions since January 1, 2016 ($14,892) and the depreciation and amortization of improvements acquired with funds from our FF&E reserves or directly funded by us since January 1, 2016 ($11,570), partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2016 ($7,968).
Depreciation and amortization - travel centers. The increase in depreciation and amortization - travel centers is a result of the depreciation and amortization of travel center improvements we purchased since January 1, 2016 ($9,655) and our travel center acquisitions since January 1, 2016 ($1,761), partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2016 ($593).
General and administrative. The increase in general and administrative costs is primarily due to an increase in business management fee expense as a result of higher incentive fees in 2017.
Acquisition related costs. Acquisition related costs represent legal and other costs incurred in connection with our 2016 acquisition activities. Pursuant to a change in GAAP, beginning in 2017, we capitalize our asset acquisition related costs.
Operating income. Our operating income decreased in 2017 compared to 2016 primarily due to the revenue and expense changes discussed above.
Dividend income. Dividend income represents the dividends we received from our investment in RMR Inc.
Interest income. The increase in interest income is due to higher average cash balances and interest rates during 2017.

Interest expense. The increase in interest expense is due to higher average outstanding borrowings, partially offset by a lower weighted average interest rate in 2017.
Loss on early extinguishment of debt. We recorded a loss on early extinguishment of debt of $146 and $228 in 2017 and 2016, respectively, in connection with our redemption of certain senior notes.
Income tax expense. We realized a $5,431 tax benefit in 2017 related to new federal tax legislation referred to as the Tax Cuts and Jobs Act, or the Tax Act.
Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of the earnings of AIC.
Gain on sale of real estate. We recorded a $9,348 gain on sale of real estate in 2017 in connection with the sales of three hotels.
Preferred distributions. The decrease in preferred distributions is the result of the redemption of all of our outstanding 7.125% Series D cumulative redeemable preferred shares in February 2017.
Excess of liquidation preference over carrying value of preferred shares redeemed. The excess of liquidation preference over carrying value of preferred shares redeemed is the amount by which the liquidation preference for our 7.125% Series D cumulative redeemable preferred shares that were redeemed in February 2017 exceeded our carrying amount for those preferred shares as of the date of redemption.
Net income and net income available for common shareholders. Our net income decreased in 2017 compared to 2016 primarily due to the revenue and expense changes discussed above. Our net income available for common shareholders increased primarily due to our redemption of our 7.125% Series D cumulative redeemable preferred shares in February 2017, partially offset by the revenue and expense changes discussed above. Our net income available for common shareholders per common share (basic and diluted) decreased in 2017 compared to 2016 primarily as a result of the higher number of weighted average common shares outstanding (basic and diluted) in 2017 due to our issuance of common shares pursuant to a public offering in August 2016.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

	For the Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2016	2015
Revenues:
Hotel operating revenues	$1,733,103	$1,636,834	$96,269	5.9%
Rental income—hotels	30,425	30,353	72	0.2%
Rental income—travel centers	279,175	250,582	28,593	11.4%
Total rental income	309,600	280,935	28,665	10.2%
FF&E reserve income	4,508	4,135	373	9.0%

Expenses:
Hotel operating expenses	1,202,538	1,143,981	58,557	5.1%
Depreciation and amortization—hotels	224,335	213,964	10,371	4.8%
Depreciation and amortization—travel centers	133,007	115,812	17,195	14.8%
Total depreciation and amortization	357,342	329,776	27,566	8.4%
General and administrative	99,105	109,837	(10,732)	(9.8)%
Acquisition related costs	1,367	2,375	(1,008)	(42.4)%

Operating income	386,859	335,935	50,924	15.2%

Dividend income	2,001	2,640	(639)	(24.2)%
Interest income	274	44	230	522.7%
Interest expense	(161,913)	(144,898)	(17,015)	11.7%
Loss on distribution to shareholders of The RMR Group Inc. common stock	—	(36,773)	36,773	(100.0)%
Loss on early extinguishment of debt	(228)	—	(228)	n/m
Income before income taxes and equity in earnings of an investee	226,993	156,948	70,045	44.6%
Income tax expense	(4,020)	(1,566)	(2,454)	156.7%
Equity in earnings of an investee	137	21	116	552.4%
Income before gain on sale of real estate	223,110	155,403	67,707	43.6%
Gain on sale of real estate	—	11,015	(11,015)	(100.0)%
Net income	223,110	166,418	56,692	34.1%
Preferred distributions	(20,664)	(20,664)	—	—
Net income available for common shareholders	$202,446	$145,754	$56,692	38.9%

Weighted average shares outstanding (basic)	156,062	150,709	5,353	3.6%
Weighted average shares outstanding (diluted)	156,088	151,002	5,086	3.4%

Net income available for common shareholders per common share: (basic and diluted)	$1.30	$0.97	$0.33	34.0%
References to changes in the income and expense categories below relate to the comparison of consolidated results for the year ended December 31, 2016, compared to the year ended December 31, 2015.
Hotel operating revenues. The increase in hotel operating revenues is a result of increased revenues at certain of our managed hotels due to increases in ADR and higher occupancies compared to 2015 ($83,949) and a result of our hotel acquisitions since January 1, 2015 ($38,316), partially offset by decreased revenues at certain of our managed hotels primarily as a result of lower occupancies compared to 2015 ($23,729) and decreased revenues at certain managed hotels undergoing renovations during all or part of 2016 resulting primarily from lower occupancies ($2,267).  Additional operating statistics of our hotels are included in the table on page 75.

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

Rental income - travel centers. The increase in rental income - travel centers is a result of our travel center acquisitions since January 1, 2015 ($14,725), increases in the minimum rents due to us for improvements we purchased at certain of our travel centers since January 1, 2015 ($12,429) and an increase in straight line rent adjustments related to previously deferred rent amounts under our TA leases ($4,032), partially offset by a decrease in rents related to our travel center dispositions since January 1, 2015 ($1,848) and a decrease in percentage rent earned ($745). Rental income - travel centers for 2016 and 2015 includes $13,132 and $9,100, respectively, of adjustments necessary to record scheduled rent increases under our TA leases, the deferred rent obligations payable to us under our TA leases and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks on a straight line basis. Rental income for 2016 and 2015 includes $1,303 and $2,048, respectively, of percentage rental income.

FF&E Reserve income. The increase in FF&E reserve income is the result of increased sales at certain of our leased hotels in 2016.

Hotel operating expenses. The increase in hotel operating expenses is a result of our hotel acquisitions since January 1, 2015 ($38,046), an increase in wage and benefit costs, sales and marketing expenses and other operating costs at certain of our managed hotels resulting primarily from higher occupancies ($14,158), an increase in the amount of security deposits and guarantees replenished under certain of our hotel management agreements ($6,572) and an increase in real estate taxes at certain of our hotels due to higher assessments ($5,503), partially offset by operating expense decreases at certain managed hotels undergoing renovations during all or part of 2016 resulting primarily from lower occupancies ($5,722). Hotel operating expenses were increased by $31,230 and $24,658 in 2016 and 2015, respectively, as a result of replenishment of security deposits and guarantees under certain of our hotel management agreements.

Depreciation and amortization - hotels. The increase in depreciation and amortization - hotels is a result of the depreciation and amortization of improvements acquired with funds from our FF&E reserves or directly funded by us since January 1, 2015 ($10,100) and our hotel acquisitions since January 1, 2015 ($9,816), partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2015 ($9,545).

Depreciation and amortization - travel centers. The increase in depreciation and amortization - travel centers is a result of the depreciation and amortization of travel center improvements we purchased since January 1, 2015 ($10,594) and our travel center acquisitions since January 1, 2015 ($7,356), partially offset by the effect of our travel center dispositions since January 1, 2015 ($623) and certain of our depreciable assets becoming fully depreciated since January 1, 2015 ($132).

General and administrative. The decrease in general and administrative costs is primarily due to a decrease in business management fee expense as a result of lower incentive fees in 2016.

Acquisition related costs. Acquisition related costs represent legal and other costs incurred in connection with our acquisition activities.

Operating income. Our operating income increased in 2016 compared to 2015 primarily due to the revenue and expense changes discussed above.

Dividend income. Dividend income represents the dividends we received from our investment in RMR Inc.

Interest income. The increase in interest income is due primarily to higher average cash balances during 2016.

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

Income tax expense. We recognized higher income taxes in 2016 primarily due to an increase in the amount of foreign sourced income subject to income taxes and an increase in state income taxes as a result of a higher effective state tax rate.

Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of the earnings of AIC.

Gain on sale of real estate. We recorded an $11,015 gain on sale of real estate in 2015 in connection with the sale of five travel centers.

Net income and net income available for common shareholders. Our net income, net income available for common shareholders and net income available for common shareholders per common share (basic and diluted) each increased in 2016 compared to 2015 primarily due to the revenue and expense changes and the gain on sale of real estate discussed above. The percentage increase in net income available for common shareholders per common share (basic and diluted) is lower primarily as a result of the higher number of weighted average common shares outstanding (basic and diluted) for 2016 due to our issuance of common shares pursuant to a public offering in August 2016.

Liquidity and Capital Resources (dollar amounts in thousands, except share amounts)
Our Managers and Tenants
As of December 31, 2017, 321 of our hotels (including one leased hotel) are included in seven combination portfolio agreements and two of our hotels are not included in a portfolio; and all 323 hotels were managed by or leased to hotel operating companies. Our 199 travel centers are leased under five portfolio agreements. All costs of operating and maintaining our properties are paid by the hotel managers as agents for us or by our tenants for their own account. Our hotel managers and tenants derive their funding for property operating expenses and for returns and rents due to us generally from property operating revenues and, to the extent that these parties themselves fund our minimum returns and rents, from their separate resources. Our hotel managers and tenants include Marriott, InterContinental, Sonesta, Wyndham, Hyatt, Carlson and Morgans. Our travel centers are leased to TA.
We define coverage for each of our hotel management agreements or leases as total property level revenues minus all property level expenses and FF&E reserve escrows which are not subordinated to the minimum returns or rents due to us divided by the minimum returns or rents due to us. More detail regarding coverage, guarantees and other features of our hotel operating agreements is presented in the tables and related notes on pages 72 through 74. For the year ended December 31, 2017, four of our nine hotel operating agreements, representing 19% of our total annual minimum returns and minimum rents, generated coverage of less than 1.0x (with a range among those three hotel operating agreements of 0.77x to 0.91x).
We define coverage for our travel center leases as property level revenues minus all property level expenses divided by the minimum rents due to us. For the year ended December 31, 2017, the operating results from our 199 properties in our five travel center leases generated combined coverage of 1.50x. Because a large percentage of TA’s business is conducted at properties leased from us, property level rent coverage may not be an appropriate way to evaluate TA’s ability to pay rents due to us. We believe property level rent coverage is nonetheless one useful indicator of the performance and value of our properties as we believe it is what an operator interested to acquire these properties or the leaseholds might use to evaluate the contribution of these properties to their earnings before corporate level expenses.
Three hundred ninety-seven (397) of our properties, representing 74% of our aggregate annual minimum returns and rents as of December 31, 2017, are operated under 10 management arrangements or leases which are subject to full or limited guarantees or are secured by a security deposit which we control. These guarantees may provide us with continued payments if the property level cash flows fail to equal or exceed guaranteed amounts due to us. Some of our managers and tenants, or their affiliates, may also supplement cash flows from our properties in order to make payments to us and preserve their rights to continue operating our properties even if they are not required to do so by guarantees or security deposits. Guarantee payments, security deposit applications or supplemental payments to us, if any, made under any of our management agreements or leases do not subject us to repayment obligations, but, under some of our agreements, the manager or tenant may recover these guarantee or supplemental payments and the security deposits may be replenished from subsequent cash flows from our properties after our future minimum returns and rents are paid.

When cash flows from our hotels under certain of our agreements are less than the minimum returns or rents contractually due to us, we have utilized the applicable security features in our agreements to cover some of these shortfalls. However, several of the guarantees and all the security deposits we hold are for limited amounts, are for limited durations and may be exhausted or expire, especially if our hotel renovation and rebranding activities do not result in improved operating results at these hotels. Accordingly, the effectiveness of our various security features to provide uninterrupted payments to us is not assured. If any of our hotel managers, tenants or guarantors default in their payment obligations to us, our cash flows will decline and we may become unable to continue to pay distributions to our shareholders or the amount of the distributions may decline. In particular, Wyndham's guarantee of the minimum returns due from our hotels which are managed by Wyndham was depleted during the year ended December 31, 2017. During the year ended December 31, 2017, all amounts due to us under the management agreement and the lease were paid to us. The Wyndham agreement provides that if the hotel cash flows available after payment of hotel operating expenses are less than the minimum returns due to us, Wyndham is required to pay us the greater of the available hotel cash flows and 85% of the contractual amount due. During January and February 2018, Wyndham paid 85% of the minimum returns due under the management agreement, which payments were an aggregate of $689 less than the minimum returns due for these months. We can provide no assurance as to whether Wyndham will continue to pay at least the greater of available hotel cash flows and 85% of the minimum returns due to us or if Wyndham will default on its payments. The contractual rent due to us under the lease for Wyndham's 48 vacation units for January and February 2018 was paid to us.
We lease The Clift Hotel® in San Francisco, CA to a subsidiary of Morgans. This lease is scheduled to expire in 2103 and requires annual rent to us of $7,595, which amount is scheduled to increase on October 14, 2019 and every five years thereafter based upon consumer price index increases, but no less than 10% and no more than 20% at the time of each increase. Although the terms of this lease might have qualified it as a direct financing lease under GAAP, we recognize the rental income we receive from Morgans on a cash basis because of uncertainty regarding our collection of future rent increases. In December 2016, we notified Morgans that the closing of its merger with SBE without our consent was a breach of its lease obligations and shortly thereafter we commenced an unlawful detainer action in the California state courts to compel Morgans and SBE to surrender possession of this hotel to us. We are pursuing this litigation and are in discussions with Morgans and SBE regarding this hotel. The outcome of this pending litigation and our discussions with Morgans and SBE is not assured, but we believe Morgans may surrender to us possession of this hotel or that the court will determine that Morgans and SBE have breached the lease. We also believe that this hotel may require substantial capital investment to remain competitive in its market. The continuation of our dispute with Morgans and SBE is causing us to incur legal fees. Despite the continuation of this dispute, Morgans has paid the rents due to us through February 28, 2018; however we believe that we may suffer some loss of future rent from this hotel, at least until this hotel is renovated and operations improve.
Our Operating Liquidity and Capital Resources
Our principal sources of funds to meet operating and capital expenses, debt service obligations and distributions to shareholders are minimum returns from our managed hotels, minimum rents from our leased hotels and travel centers and borrowings under our revolving credit facility. We receive minimum returns and rents from our managers and tenants monthly. We may receive additional returns, percentage rents and our share of the operating profits of our managed hotels after payment of management fees and other deductions, if any, either monthly or quarterly, and these amounts are usually subject to annual reconciliations. We believe that these sources of funds will be sufficient to meet our operating and capital expenses, interest expense on our debt and distributions to our shareholders for the next twelve months and for the foreseeable future thereafter. However, as a result of economic conditions or otherwise, our managers and tenants may become unable or unwilling to pay minimum returns and rents to us when due, and, as a result, our cash flows and net income would decline and we may need to reduce the amount of, or even eliminate, our distributions to common shareholders.
Changes in our cash flows for the year ended December 31, 2017 compared to the year ended December 31, 2016 were as follows: (1) cash flows provided by operating activities increased from $532,520 in 2016 to $554,223 in 2017; (2) cash used in investing activities increased from $454,356 in 2016 to $733,737 in 2017; and (3) cash flows from financing activities changed from $80,950 of cash used in financing activities in 2016 to $192,757 of cash provided by financing activities in 2017.
The increase in cash flows provided by operating activities for the year ended December 31, 2017 as compared to the prior year is due primarily to an increase in the minimum returns and rents paid to us as a result of our acquisitions and our funding of improvements to our hotels and travel centers since January 1, 2016, the improved operating performance of certain of our hotels and a decrease in the incentive management fee paid to RMR LLC in 2017 (for the 2016 period) compared to 2016 (for the 2015 period), partially offset by higher interest payments. The increase in cash used in investing activities for the year ended December 31, 2017 as compared to the prior year is primarily due to an increase in our real estate acquisitions, partially offset by a decrease in our funding of capital improvements to our properties. The change in cash flows from financing activities for the year ended December 31, 2017 as compared to the prior year is primarily due to our net borrowings in 2017 compared to our net repayment of debt in 2016, partially offset by the redemption of our 7.125% Series D cumulative redeemable preferred shares in 2017, proceeds from our issuance of common shares in 2016 and an increase in our distributions to common shareholders in 2017.
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
Our Investment and Financing Liquidity and Capital Resources
Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the year ended December 31, 2017, our hotel managers and tenants deposited $74,272 to these accounts and spent $92,733 from the FF&E reserve escrow accounts to renovate and refurbish our hotels. As of December 31, 2017, there was $73,357 on deposit in these escrow accounts, which was held directly by us and is reflected in our consolidated balance sheets as restricted cash.
Our hotel operating agreements generally provide that, if necessary, we may provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. To the extent we make such additional fundings, our annual minimum returns or rents generally increase by a percentage of the amount we fund. During the year ended December 31, 2017, we funded $77,618 for capital improvements in excess of FF&E reserve fundings available from hotel operations to our hotels as follows:

•
During the year ended December 31, 2017, we funded $5,959 for capital improvements to hotels under our Marriott No. 1 agreement using cash on hand and borrowings under our revolving credit facility. We currently expect to fund approximately $6,000 for capital improvements under this agreement during 2018 using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the contractual minimum returns payable to us increase.

•
During the year ended December 31, 2017, we funded $1,975 for capital improvements to hotels under our Marriott No. 234 agreement using cash on hand and borrowings under our revolving credit facility. We currently expect to fund approximately $8,680 for capital improvements under this agreement during 2018 using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the contractual minimum returns payable to us increase.

•
During the year ended December 31, 2017, we funded $4,272 for capital improvements to hotels under our InterContinental agreement using cash on hand and borrowings under our revolving credit facility.  We currently expect to fund approximately $28,000 during 2018 and approximately $20,000 during 2019 for capital improvements under this agreement using cash on hand or borrowings under our revolving credit facility.  As we fund these improvements, the contractual minimum returns payable to us increase.

•
Our Sonesta agreement does not require FF&E escrow deposits. Under our Sonesta agreement, we are required to fund capital expenditures made at our hotels.  During the year ended December 31, 2017, we funded $34,933 for capital improvements to hotels included in our Sonesta agreement using cash on hand and borrowings under our revolving credit facility. We currently expect to fund approximately $126,000 during 2018 and approximately $57,000 during 2019 for capital improvements under this agreement using cash on hand or borrowings under our revolving credit facility.  These investments primarily relate to planned renovations to the 15 hotels we acquired in 2017 and converted to Sonesta brands. As we fund these improvements, the contractual minimum returns payable to us increase to the extent amounts funded exceed threshold amounts, as defined in our Sonesta agreement.

•
Our Wyndham agreement requires FF&E escrow deposits only if there are excess cash flows after payment of our minimum returns.  No FF&E escrow deposits were required during the year ended December 31, 2017.  During the year ended December 31, 2017, we funded $7,041 for capital improvements to hotels included in our Wyndham agreement using cash on hand and borrowings under our revolving credit facility. We currently expect to fund approximately $5,000 for capital improvements under this agreement during 2018 using cash on hand or borrowings under our revolving credit facility.  As we fund these improvements, the contractual minimum returns payable to us increase.

•
Pursuant to an agreement we entered into with Carlson in June 2017, during the year ended December 31, 2017, we deposited $23,438 of net proceeds from the sales of three hotels into the FF&E reserve escrow account for our Carlson agreement. These net proceeds will be used to fund certain renovations to the remaining hotels operated under our Carlson agreement. We have agreed to fund up to $35,000 for renovation costs in excess of the net sales proceeds and available FF&E reserves. We currently expect to fund approximately $6,400 during 2018 and approximately $28,600 during 2019 for these renovations. As we fund these excess renovation costs, the contractual minimum returns payable to us will increase.

Our travel center leases with TA do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components. Under all of our TA leases, TA may request that we purchase qualifying capital improvements to the leased facilities in return for minimum rent increases. We funded $84,632 for purchases of capital improvements under these lease provisions during the year ended December 31, 2017.  We currently expect to fund approximately $51,494 for the purchase of capital improvements under these agreements during 2018 using cash on hand or borrowings under our revolving credit facility. TA is not obligated to request and we are not obligated to purchase any such improvements.
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

On February 10, 2017, we redeemed all of our 11,600,000 outstanding shares of 7.125% Series D cumulative redeemable preferred shares for $25.00 per share plus accrued and unpaid dividends (an aggregate of $291,435). We funded this redemption with proceeds from our senior notes offerings described above.

On February 21, 2017, we paid a regular quarterly distribution to our common shareholders of record on January 23, 2017 of $0.51 per share, or $83,777. On May 18, 2017, we paid a regular quarterly distribution to our common shareholders of record on April 21, 2017 of $0.52 per share, or $85,419. On August 17, 2017, we paid a regular quarterly distribution to our common shareholders of record on July 24, 2017 of $0.52 per share, or $85,427. On November 16, 2017, we paid a regular quarterly distribution to our common shareholders of record on October 23, 2017 of $0.52 per share, or $85,462. On January 19, 2018, we declared a regular quarterly distribution to our common shareholders of record on January 29, 2018 of $0.52 per share, or $85,460. We paid this distribution on February 22, 2018. We funded these distributions using cash on hand and borrowings under our revolving credit facility.

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

On March 31, 2017, we acquired the 121 room Hotel Alexis in Seattle, WA for a purchase price of $71,625, excluding capitalized acquisition costs of $1,111, using cash on hand and borrowings under our revolving credit facility.

On May 3, 2017, we acquired a travel center located in Columbia, SC for a purchase price of $27,602, excluding capitalized acquisition costs of $2, using cash on hand and borrowings under our revolving credit facility.

On June 2, 2017, we acquired the 389 room Chase Park Plaza Hotel located in St. Louis, MO for a purchase price of $87,614, excluding capitalized acquisition costs of $466, using cash on hand and borrowings under our revolving credit facility.

On June 29, 2017, we acquired the 495 room Crowne Plaza Ravinia hotel located in Atlanta, GA for a purchase price of $88,604, excluding capitalized acquisition costs of $144, using cash on hand and borrowings under our revolving credit facility.

On August 1, 2017, we acquired the 419 room Crowne Plaza & Lofts hotel in Columbus, OH for a purchase price of $48,990, excluding capitalized acquisition costs of $198, using cash on hand and borrowings under our revolving credit facility.
Also, on August 1, 2017, we sold our 159 room Radisson hotel located in Chandler, AZ for net proceeds of $9,085. Net proceeds from this disposition was used to fund the FF&E reserve escrow account which is expected to be used to fund certain renovations to the remaining hotels operated under our Carlson agreement.

On August 23, 2017, we acquired the 300 room Crowne Plaza Charlotte Executive Park hotel in Charlotte, NC for a purchase price of $43,857, excluding capitalized acquisition costs of $143, using cash on hand and borrowings under our revolving credit facility.

On August 31, 2017, we sold our 143 room Country Inn & Suites hotel located in Naperville, IL for net proceeds of $6,313. Net proceeds from this disposition was used to fund the FF&E reserve escrow account which is expected to be used to fund certain renovations to the remaining hotels operated under our Carlson agreement.

On September 8, 2017, we acquired a land parcel adjacent to our Crowne Plaza hotel located in Atlanta, GA for $900, excluding capitalized acquisition costs of $40, using cash on hand.

On September 22, 2017, we sold our 209 room Park Plaza hotel located in Bloomington, MN for net proceeds of $8,030. Net proceeds from this disposition was used to fund the FF&E reserve escrow account which is expected to be used to fund certain renovations to the remaining hotels operated under our Carlson agreement.

On September 26, 2017, we acquired 14 extended stay hotels with 1,653 suites located in 12 states for a purchase price of $138,000, excluding capitalized acquisition costs of $1,885, using cash on hand and borrowings under our revolving credit facility.

On September 28, 2017, we acquired land and certain improvements at a travel center located in Sayre, OK, that we previously leased from a third party and subleased to TA for $8,600, excluding capitalized acquisition costs of $72, using cash on hand.

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

On February 2, 2018, we issued $400,000 principal amount of 4.375% senior notes due 2030 in an underwritten public offering. Net proceeds from this offering were $386,476 after discounts and expenses and were used to repay amounts outstanding under our revolving credit facility and for general business purposes.

In order to fund acquisitions and to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $1,000,000 revolving credit facility. The maturity date of our revolving credit facility is July 15, 2018 and, subject to our payment of an extension fee and meeting other conditions, we have the option to extend the stated maturity date of our revolving credit facility by one year to July 15, 2019. We are required to pay interest at a rate of LIBOR plus a premium, which was 110 basis points per annum at December 31, 2017, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 20 basis points per annum at December 31, 2017. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of December 31, 2017, the annual interest rate payable on borrowings under our revolving credit facility was 2.67%. As of December 31, 2017 and February 28, 2018, we had $398,000 and $121,000, respectively, outstanding and $602,000 and $879,000, respectively, available to borrow under our revolving credit facility.

Our revolving credit facility is governed by a credit agreement with a syndicate of institutional lenders, which also governs our term loan. Our $400,000 term loan, which matures on April 15, 2019, is prepayable without penalty at any time. We are required to pay interest at the rate of LIBOR plus a premium, which was 120 basis points per annum at December 31, 2017, on the amount outstanding under our $400,000 term loan.  The interest rate premium is subject to adjustment based upon changes to our credit ratings.  As of December 31, 2017, the annual interest rate for the amount outstanding under our $400,000 term loan was 2.56%.

Our credit agreement also includes a feature under which the maximum borrowing availability may be increased up to $2,300,000 on a combined basis in certain circumstances.

Our term debt maturities (other than our revolving credit facility and term loan) as of December 31, 2017 were as follows: $400,000 in 2021, $500,000 in 2022, $500,000 in 2023, $350,000 in 2024, $350,000 in 2025, $350,000 in 2026, $400,000 in 2027 and $400,000 in 2028.

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
As of December 31, 2017, our contractual obligations were as follows (dollars in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$4,048,000	$398,000	$400,000	$900,000	$2,350,000
Ground lease obligations(1)	110,216	11,806	19,292	11,648	67,470
Security deposits(2)	126,078	—	—	—	126,078
Capital improvements(3)	337,174	231,574	105,600	—	—
Projected interest expense(4)	1,058,069	163,232	303,987	275,500	315,350
Business management incentive fee expense(5)	74,573	74,573	—	—	—
Total	$5,754,110	$879,185	$828,879	$1,187,148	$2,858,898
____________________________

(1)
14 of our hotels and 15 of our travel centers are on land leased partially or in its entirety. In each case the ground lessors are unrelated to us. Pursuant to the terms of our management agreements and leases, payments of ground lease obligations are generally made by our managers or tenants. However, if a manager or tenant fails to perform obligations under a ground lease or elects not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected hotel or travel center.  We have included the future rent expense under these ground leases in the table above.

(2)
Represents the security deposit balance as of December 31, 2017. We may draw upon security deposits to cover any rent or return shortfalls thereby decreasing the potential obligation to repay some of these deposits.

(3)	Represents amounts we expect to fund for capital improvements to our hotels in excess of amounts available in FF&E reserves and to our travel centers as of December 31, 2017.

(4)
Projected interest expense is interest attributable to only debt obligations listed above at existing rates as of December 31, 2017 and is not intended to project future interest costs which may result from debt prepayments, additional borrowings under our revolving credit facility, new debt issuances or changes in interest rates.

(5)	Represents business management incentive fees due to RMR LLC under our business management agreement for 2017. This fee was paid to RMR LLC in January 2018.
Off Balance Sheet Arrangements

As of December 31, 2017, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants

Our debt obligations at December 31, 2017 consisted of outstanding borrowings under our $1,000,000 revolving credit facility, our $400,000 term loan and $3,250,000 of publicly issued term debt. Our publicly issued term debt is governed by two indentures and related supplements. These indentures and related supplements and our credit agreement contain a number of covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, and require us to maintain various financial ratios and our credit agreement restricts our ability to make distributions under certain circumstances. Our credit agreement provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as a change of control of us, which includes RMR LLC ceasing to act as our business manager.  As of December 31, 2017, we believe we were in compliance with all of the covenants under our indentures and their supplements and our credit agreement.

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

Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business and property management agreements with RMR LLC; RMR Inc. is the managing member of RMR LLC; ABP Trust, which is controlled by its current sole trustee, our Managing Trustee, is the controlling shareholder of RMR Inc.; and we own shares of class A common stock of RMR Inc. We also have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services and which may have trustees, directors and officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc., including: TA, which is our former subsidiary and largest tenant and of which we are the largest shareholder; Sonesta, which is one of our hotel managers and is owned in part by our Managing Trustee; and AIC, of which we, ABP Trust, TA and four other companies to which RMR LLC provides management services each own 14.3% and which arranges and insures or reinsures in part a combined property insurance program for us and its six other shareholders. For further information about these and other such relationships and related person transactions, see Notes 5, 6, 7 and 10 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which are incorporated herein by reference and our other filings with the SEC including our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2017. For further information about these transactions and relationships and about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward Looking Statements,” Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” Our filings with the SEC and copies of certain of our agreements with these related persons, including our business management agreement and property management agreement with RMR LLC, our various agreements with TA and Sonesta and our shareholders agreement with AIC and its six other shareholders, are available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
Critical Accounting Policies

Our critical accounting policies are those that will have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and estimates have been and will be consistently applied and produce financial information that fairly presents our results of operations. Our most critical accounting policies involve our investments in real property. These policies affect our:

•	variable interest entities, or VIEs;

•	allocation of purchase prices between various asset categories and the related impact on the recognition of depreciation and amortization expenses;

•	assessment of the carrying values and impairments of real estate, intangible assets and equity investments;

•	classification of leases and the related impact on the recognition of rental income; and

•	income taxes.
We have determined that each of our TRSs is a VIE, as defined under the Consolidation Topic of the FASB Accounting Standards Codification™, or the Codification. We have concluded that we must consolidate each of our TRSs because we are the entity with the power to direct the activities that most significantly impact such VIE’s performance and we have the obligation to absorb the majority of the potential variability in gains and losses of each VIE, with the primary focus on losses, and are therefore the primary beneficiary of each VIE.
We allocate the acquisition cost of each property investment to various property components such as land, buildings and equipment and intangibles based on their relative fair values and each component generally has a different useful life. For acquired real estate, we record building, land, furniture, fixtures and equipment, and, if applicable, the value of acquired in-place leases, the fair market value of above or below market leases and customer relationships at fair value. For transactions that qualify as business combinations we allocate the excess, if any, of the consideration over the fair value of assets acquired to goodwill. We base purchase price allocations and the determination of useful lives on our estimates and, under some circumstances, studies from independent real estate appraisers to provide market information and evaluations that are relevant to our purchase price allocations and determinations of useful lives; however, our management is ultimately responsible for the purchase price allocations and determination of useful lives.
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
We account for income taxes in accordance with the Income Taxes Topic of the Codification. Under this Topic, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We establish valuation allowances to reduce deferred tax assets to the amounts that are expected to be realized when necessary. We have elected to be taxed as a REIT under the IRC and are generally not subject to federal and state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. Despite our qualification for taxation as a REIT, we are subject to income tax in Canada, Puerto Rico and in certain states. Further, we lease our managed hotels to our wholly owned TRSs that, unlike most of our subsidiaries, are generally subject to federal, state and foreign income tax. Our consolidated income tax provision (or benefit) includes the income tax provision (or benefit) related to the operations of the TRSs and state and foreign income taxes incurred by us despite our qualification for taxation as a REIT. The Income Taxes Topic also prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Tax benefits are recognized only to the extent that it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. Tax returns filed for the 2014 through 2017 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.
These accounting policies involve significant judgments made based upon our experience and the experience of our management and our Board of Trustees, including judgments about current valuations, ultimate realizable value, estimated useful lives, salvage or residual value, the ability and willingness of our tenants and operators to perform their obligations to us, and the current and likely future operating and competitive environments in which our properties operate. In the future, we may need to revise our carrying value assessments to incorporate information which is not now known, and such revisions could increase or decrease our depreciation expense related to properties we own, result in the classification of our leases as other than operating leases or decrease the carrying values of our assets.
Management Agreements, Leases and Operating Statistics (dollar amounts in thousands)
As of December 31, 2017, 321 of our hotels (including one leased hotel) are included in seven portfolio agreements and two hotels are not included in a portfolio and are leased. Our hotels are managed by or leased to separate affiliates of Marriott, InterContinental, Sonesta, Wyndham, Hyatt, Carlson and Morgans under nine agreements. Our 199 travel centers are leased to and operated by TA under five portfolio agreements.
The table and related notes below through page 75 summarize significant terms of our leases and management agreements as of December 31, 2017. These tables also include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include coverage of our minimum returns or minimum rents and occupancy, ADR and RevPAR for our hotel properties. We consider these statistics and the management agreement or lease security features also presented in the tables and related notes on the following pages to be important measures of our managers’ and tenants’ success in operating our properties and their ability to continue to pay us. However, this third party reported information is not a direct measure of our financial performance and we have not independently verified the operating data.

		Number of Rooms or Suites (Hotels) / Land Acreage (Travel Centers)			Rent / Return Coverage (3)
				Annual Minimum Return/Rent (2)	Year Ended December 31,
Operating Agreement	Number of Properties
Reference Name			Investment (1)		2017	2016
Marriott (No. 1) (4)	53	7,610	$697,258	$69,232	1.25x	1.37x
Marriott (No. 234) (5)	68	9,120	1,003,364	106,538	1.13x	1.14x
Marriott (No. 5) (6)	1	356	90,078	10,159	0.91x	0.74x
Subtotal / Average Marriott	122	17,086	1,790,700	185,929	1.16x	1.20x
InterContinental (7)	99	16,237	2,040,085	189,261	1.15x	1.20x
Sonesta (8)	49	8,326	1,457,479	109,632	0.77x	0.80x
Wyndham (9)	22	3,579	393,800	29,010	0.84x	0.90x
Hyatt (10)	22	2,724	301,942	22,037	1.13x	1.16x
Carlson (11)	8	1,579	195,101	12,920	1.36x	1.26x
Morgans (12)	1	372	120,000	7,595	0.82x	1.01x
Subtotal / Average Hotels	323	49,903	6,299,107	556,384	1.06x	1.10x
TA (No. 1) (13)	40	826	677,032	52,763	1.57x	1.64x
TA (No. 2) (14)	40	923	681,055	53,681	1.49x	1.52x
TA (No. 3) (15)	39	913	636,016	54,005	1.49x	1.57x
TA (No. 4) (16)	40	1,093	618,615	54,437	1.37x	1.55x
TA (No. 5) (17)	40	1,168	885,695	69,527	1.55x	1.58x
Subtotal / Average Travel Centers	199	4,923	3,498,413	284,413	1.50x	1.57x
Total / Average	522	49,903 / 4,923	$9,797,520	$840,797	1.21x	1.26x
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

(3)
We define coverage as combined total property level revenues minus all property level expenses and FF&E reserve escrows which are not subordinated to minimum returns or rents due to us (which data is provided to us by our managers or tenants), divided by the minimum returns or rents due to us. Coverage amounts for our InterContinental and Sonesta agreements and our TA Nos. 1, 2, 3 and 4 leases include data for periods prior to our ownership of certain properties. Coverage amounts for our Carlson agreement exclude data for periods prior to our sale of certain hotels.

(4)
We lease 53 Courtyard by Marriott® branded hotels in 24 states to one of our TRSs.  The hotels are managed by a subsidiary of Marriott under a combination management agreement which expires in 2024; Marriott has two renewal options for 12 years each for all, but not less than all, of the hotels.

We have no security deposit or guaranty from Marriott for these 53 hotels.  Accordingly, payment by Marriott of the minimum return due to us under this management agreement is limited to the hotels' available cash flows after payment of operating expenses and funding of the FF&E reserve.  In addition to our minimum return, this agreement provides for payment to us of 50% of the hotels' available cash flows after payment of hotel operating expenses, funding of the required FF&E reserve, payment of our minimum return and payment of certain management fees.

(5)
We lease 68 of our Marriott® branded hotels (one full service Marriott®, 35 Residence Inn by Marriott®, 18 Courtyard by Marriott®, 12 TownePlace Suites by Marriott® and two SpringHill Suites by Marriott® hotels) in 22 states to one of our TRSs.  The hotels are managed by subsidiaries of Marriott under a combination management agreement which expires in 2025; Marriott has two renewal options for 10 years each for all, but not less than all, of the hotels.

We originally held a security deposit of $64,700 under this agreement to cover payment shortfalls of our minimum return.  As of December 31, 2017, the available balance of this security deposit was $25,971.  This security deposit may be replenished from a share of the hotels' available cash flows in excess of our minimum return and certain management fees.  Marriott has also provided us with a $40,000 limited guaranty to cover payment shortfalls up to 90% of our minimum return after the available security deposit balance has been depleted, which expires in 2019.  As of December 31, 2017, the available Marriott guaranty was $30,672.

In addition to our minimum return, this agreement provides for payment to us of 62.5% of the hotels' available cash flows after payment of hotel operating expenses, funding of the required FF&E reserve, payment of our minimum return, payment of certain management fees and replenishment of the security deposit. This additional return amount is not guaranteed or secured by the security deposit.

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

(7)
We lease 98 InterContinental branded hotels (19 Staybridge Suites®, 61 Candlewood Suites®, two InterContinental®, 10 Crowne Plaza®, three Holiday Inn® and three Kimpton®  Hotels & Restaurants) in 28 states in the U.S. and Ontario, Canada to one of our TRSs.  These 98 hotels are managed by subsidiaries of InterContinental under a combination management agreement.  We lease one additional InterContinental® branded hotel in Puerto Rico to a subsidiary of InterContinental. The annual minimum return amount presented in the table on page 72 includes $7,912 of minimum rent related to the leased Puerto Rico hotel.  The management agreement and the lease expire in 2036; InterContinental has two renewal options for 15 years each for all, but not less than all, of the hotels.

As of December 31, 2017, we held a security deposit of $100,000 under this agreement to cover payment shortfalls of our minimum return.  This security deposit, if utilized, may be replenished and increased up to $100,000 from the hotels' available cash flows in excess of our minimum return and certain management fees. Under this agreement, InterContinental is required to maintain a minimum security deposit of $37,000.
In addition to our minimum return, this management agreement provides for an annual additional return payment to us of $12,067 from the hotels' available cash flows after payment of hotel operating expenses, funding of the required FF&E reserve, if any, payment of our minimum return, payment of certain management fees and replenishment and expansion of the security deposit.   In addition, the agreement provides for payment to us of 50% of the hotels' available cash flows after payment to us of the annual additional return amount.  These additional return amounts are not guaranteed or secured by the security deposit we hold.

(8)
We lease our 49 Sonesta branded hotels (five Royal Sonesta® Hotels, five Sonesta Hotels & Resorts® and 39 Sonesta ES Suites® hotels) in 26 states to one of our TRSs.  The hotels are managed by Sonesta under a combination management agreement which expires in 2037; Sonesta has two renewal options for 15 years each for all, but not less than all, of the hotels.

We have no security deposit or guaranty from Sonesta.  Accordingly, payment by Sonesta of the minimum return due to us under this management agreement is limited to the hotels' available cash flows after the payment of operating expenses, including certain management fees, and we are financially responsible for operating cash flows deficits, if any.
In addition to our minimum return, this management agreement provides for payment to us of 80% of the hotels' available cash flows after payment of hotel operating expenses, management fees to Sonesta, our minimum return, an imputed FF&E reserve to us and reimbursement of operating loss or working capital advances, if any.

(9)
We lease our 22 Wyndham branded hotels (six Wyndham Hotels and Resorts® and 16 Hawthorn Suites® hotels) in 14 states to one of our TRSs.  The hotels are managed by a subsidiary of Wyndham under a combination management agreement which expires in 2038; Wyndham has two renewal options for 15 years each for all, but not less than all, of the hotels.  We also lease 48 vacation units in one of the hotels to Wyndham Vacation Resorts, Inc., a subsidiary of Wyndham, or Wyndham Vacation, under a lease that expires in 2037; Wyndham Vacation has two renewal options for 15 years each for all, but not less than all, of the vacation units.  The lease is guaranteed by Wyndham and provides for rent increases of 3% per annum. The annual minimum return amount presented in the table on page 72 includes $1,449 of minimum rent related to the Wyndham Vacation lease.

We have a limited guaranty of $35,656 under this agreement to cover payment shortfalls of our minimum return, subject to an annual payment limit of $17,828. This guaranty expires in 2020. As of December 31, 2017, the Wyndham guaranty had been depleted. This guaranty may be replenished from the hotels' available cash flows in excess of our minimum return. This agreement provides that if the hotel cash flows available after payment of hotel operating expenses are less than our minimum return, to avoid a default Wyndham is required to pay us the greater of the available hotel cash flows or 85% of our minimum return.
In addition to our minimum return, this management agreement provides for payment to us of 50% of the hotels' available cash flows after payment of hotel operating expenses, payment of our minimum return, funding of the FF&E reserve, if any, payment of certain management fees and reimbursement of any Wyndham guaranty advances.  This additional return amount is not guaranteed.

(10)
We lease our 22 Hyatt Place® branded hotels in 14 states to one of our TRSs.  The hotels are managed by a subsidiary of Hyatt under a combination management agreement that expires in 2030; Hyatt has two renewal options for 15 years each for all, but not less than all, of the hotels.

We have a limited guaranty of $50,000 under this agreement to cover payment shortfalls of our minimum return.  As of December 31, 2017, the available Hyatt guaranty was $21,106.  The guaranty is limited in amount but does not expire in time and may be replenished from a share of the hotels' available cash flows in excess of our minimum return.
In addition to our minimum return, this management agreement provides for payment to us of 50% of the hotels' available cash flows after payment of operating expenses, funding the required FF&E reserve, payment of our minimum return and reimbursement to Hyatt of working capital and guaranty advances, if any.  This additional return is not guaranteed.

(11)
In June 2017, we amended our agreement with Carlson whereby we and Carlson agreed to sell three of our then 11 Carlson hotels with an aggregate of 511 rooms. We sold the three Carlson branded hotels during the year ended December 31, 2017. The net proceeds from the sales of these three hotels will be used to fund certain renovations to the remaining hotels operated under our Carlson agreement and we have agreed to fund up to $35,000 for renovation costs in excess of the net sales proceeds and available FF&E reserves. Our annual minimum return and the limited guarantee cap under our Carlson agreement will increase by 8% of the excess amounts we fund. In addition, the current term of the management agreement and the limited guarantee provided by Carlson were extended from December 31, 2030 to December 31, 2035.
We now lease eight Carlson branded hotels (four Radisson® Hotels & Resorts and four Country Inns & Suites® hotels) in six states to one of our TRSs and these hotels are managed by a subsidiary of Carlson under a combination management agreement which expires in 2035 and Carlson has two 15 year renewal options for all, but not less than all, of the hotels.
We have a limited guaranty of $40,000 under this agreement to cover payment shortfalls of our minimum return.  As of December 31, 2017, the available Carlson guaranty was $33,364.  The guaranty is limited in amount but does not expire in time and may be replenished from a share of the hotels' available cash flows in excess of our minimum return. Also, as noted above, this guarantee cap may be increased if we fund excess renovation costs under our 2017 agreement with Carlson.
In addition to our minimum return, this management agreement provides for payment to us of 50% of the hotels' available cash flows after payment of operating expenses, funding the required FF&E reserve, payment of our minimum return and reimbursement to Carlson of working capital and guaranty advances, if any.  This additional return is not guaranteed.

(12)
We lease The Clift Hotel® in San Francisco, CA to a subsidiary of Morgans. This lease is scheduled to expire in 2103 and requires annual rent to us of $7,595, which amount is scheduled to increase on October 14, 2019 and every five years thereafter based upon consumer price index increases, but no less than 10% and no more than 20% at the time of each increase. Although the terms of this lease might have qualified it as a direct financing lease under GAAP, we recognize the rental income we receive from Morgans on a cash basis because of uncertainty regarding our collection of future rent increases. In December 2016, we notified Morgans that the closing of its merger with SBE without our consent was a breach of its lease obligations and shortly thereafter we commenced an unlawful detainer action in the California state courts to compel Morgans and SBE to surrender possession of this hotel to us. We are pursuing this litigation and are in discussions with Morgans and SBE regarding this hotel. The outcome of this pending litigation and our discussions with Morgans and SBE is not assured, but we believe Morgans may surrender to us possession of this hotel or that the court will determine that Morgans and SBE have breached the lease. We also believe that this hotel may require substantial capital investment to remain competitive in its market. The continuation of our dispute with Morgans and SBE is causing us to incur legal fees. Despite the continuation of this dispute, Morgans has paid the rents due to us through February 28, 2018; however, we believe that we may suffer some loss of future rent from this hotel, at least until this hotel is renovated and operations improve.

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

		No. of Rooms/ Suites	Year Ended December 31,
	No. of Hotels		2017	2016	Change
ADR
Marriott (No. 1)	53	7,610	$130.44	$131.72	(1.0)%
Marriott (No. 234)	68	9,120	131.93	129.78	1.7%
Marriott (No. 5)	1	356	268.41	252.03	6.5%
Subtotal / Average Marriott	122	17,086	134.74	133.58	0.9%
InterContinental (1)	99	16,237	120.07	118.84	1.0%
Sonesta (1)	49	8,326	139.16	138.40	0.5%
Wyndham	22	3,579	100.84	98.97	1.9%
Hyatt	22	2,724	109.09	108.71	0.3%
Carlson (2)	8	1,579	122.99	117.72	4.5%
Morgans	1	372	263.83	267.13	(1.2)%
All Hotels Total / Average	323	49,903	$127.29	$126.19	0.9%
OCCUPANCY
Marriott (No. 1)	53	7,610	68.9%	70.2%	-1.3 pts
Marriott (No. 234)	68	9,120	75.3%	76.1%	-0.8 pts
Marriott (No. 5)	1	356	87.9%	86.2%	1.7 pts
Subtotal / Average Marriott	122	17,086	72.7%	73.7%	-1.0 pts
InterContinental (1)	99	16,237	80.5%	81.0%	-0.5 pts
Sonesta (1)	49	8,326	69.3%	68.5%	0.8 pts
Wyndham	22	3,579	70.3%	71.7%	-1.4 pts
Hyatt	22	2,724	81.3%	80.3%	1.0 pts
Carlson (2)	8	1,579	74.8%	75.9%	-1.1 pts
Morgans	1	372	86.1%	91.1%	-5.0 pts
All Hotels Total / Average	323	49,903	75.1%	75.5%	-0.4 pts
RevPAR
Marriott (No. 1)	53	7,610	$89.87	$92.47	(2.8)%
Marriott (No. 234)	68	9,120	99.34	98.76	0.6%
Marriott (No. 5)	1	356	235.93	217.25	8.6%
Subtotal / Average Marriott	122	17,086	97.96	98.45	(0.5)%
InterContinental (1)	99	16,237	96.66	96.26	0.4%
Sonesta (1)	49	8,326	96.44	94.80	1.7%
Wyndham	22	3,579	70.89	70.96	(0.1)%
Hyatt	22	2,724	88.69	87.29	1.6%
Carlson (2)	8	1,579	92.00	89.35	3.0%
Morgans	1	372	227.16	243.36	(6.7)%
All Hotels Total / Average	323	49,903	$95.59	$95.27	0.3%
_________________________

(1)	Operating data includes data for periods prior to our ownership of certain hotels.

(2)	Operating data excludes data for periods prior to our sale of certain hotels.
Impact of Inflation
Inflation in the past several years in the United States has been modest but recently there have been indications of inflation in the U.S. economy and elsewhere and some market forecasts indicate an expectation of increased inflation in the near to intermediate term. Future inflation might have both positive and negative impacts on our business. Inflation might cause the value of our assets to increase. In periods of rapid U.S. inflation, our managers’ or tenants’ operating costs may increase faster than revenues, which may have an adverse impact upon us if the operating income from our properties becomes insufficient to pay our returns or rents and the security features, such as security deposits or guarantees of our returns or rents are exhausted. To mitigate the adverse impact of any increased cost of debt capital in the event of material inflation, we may enter into interest rate hedge arrangements in the future. The decision to enter into these agreements will be based on various factors, including the amount of our floating rate debt outstanding, our belief that material interest rate increases are likely to occur, the costs of, and our expected benefit from, these agreements and upon possible requirements of our borrowing arrangements.
Generally, we do not expect inflation to have a material adverse impact on our financial results for the next 12 months or for the currently foreseeable future thereafter.
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
Impact of Climate Change
The political debate about climate change has resulted in various treaties, laws and regulations which are intended to limit carbon emissions. We believe these laws being enacted or proposed may cause energy costs at our properties to increase in the future. We do not expect the direct impact of increases in energy costs resulting from laws designed to address climate change to be material to our results of operations because the increased costs either may be the responsibility of our tenants or managers directly or in large part passed through by us to our tenants or managers as additional rent or returns. Also, although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties which could materially and adversely affect our financial condition and results of operations.
We are environmentally conscious and aware of the impact our properties have on the environment. We and our tenants and managers have implemented numerous initiatives to encourage recycling of plastics, paper and metal or glass containers; we have programs to encourage reduced water and energy use at a guest’s option by not laundering towels and linens every day. When we renovate our hotels we generally use energy efficient products including but not limited to lighting, windows and HVAC equipment and many of the appliances in our extended stay hotels are Energy Star rated. We or our tenants or managers have also installed car battery charging stations at some of the hotels and travel centers in our portfolio to accommodate environmentally aware customers.
Some observers believe severe weather in different parts of the world over the last few years is evidence of global climate change. Severe weather may have an adverse effect on certain properties we own. Rising sea levels could cause flooding at some of our properties, which may have an adverse effect on individual properties we own. We mitigate these risks by procuring, or requiring our managers or tenants to procure, insurance coverage we believe adequate to protect us from material damages and losses resulting from the consequences of losses caused by climate change. However, we cannot be sure that our mitigation efforts will be sufficient or that future storms, rising sea levels or other changes that may occur due to future climate change could not have a material adverse effect on our financial results.
Non-GAAP Measures
Funds From Operations Available for Common Shareholders and Normalized Funds From Operations Available for Common Shareholders.
We calculate FFO available for common shareholders and Normalized FFO available for common shareholders as shown below.  FFO available for common shareholders is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or Nareit, which is net income available for common shareholders, calculated in accordance with GAAP, excluding any gain or loss on sale of properties and loss on impairment of real estate assets, if any, plus real estate depreciation and amortization, as well as certain other adjustments currently not applicable to us.  Our calculation of

Normalized FFO available for common shareholders differs from Nareit’s definition of FFO available for common shareholders because we include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year, and we exclude the excess of liquidation preference over carrying value of preferred shares redeemed, certain deferred tax benefits, acquisition related costs expensed under GAAP, loss on distribution to common shareholders of RMR Inc. common stock and loss on early extinguishment of debt.  We consider FFO available for common shareholders and Normalized FFO available for common shareholders to be appropriate supplemental measures of operating performance for a REIT, along with net income, net income available for common shareholders and operating income.  We believe that FFO available for common shareholders and Normalized FFO available for common shareholders provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO available for common shareholders and Normalized FFO available for common shareholders may facilitate a comparison of our operating performance between periods and with other REITs.  FFO available for common shareholders and Normalized FFO available for common shareholders are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders.  Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement and public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. FFO available for common shareholders and Normalized FFO available for common shareholders do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income, net income available for common shareholders or operating income as indicators of our operating performance or as measures of our liquidity.  These measures should be considered in conjunction with net income, net income available for common shareholders and operating income as presented in our consolidated statements of comprehensive income.  Other real estate companies and REITs may calculate FFO available for common shareholders and Normalized FFO available for common shareholders differently than we do.
Our calculations of FFO available for common shareholders and Normalized FFO available for common shareholders for the years ended December 31, 2017, 2016 and 2015 and reconciliations of net income available for common shareholders, the most directly comparable financial measure under GAAP reported in our consolidated financial statements, to those amounts appear in the following table (amounts in thousands, except per share amounts).

		For the Year Ended December 31,
		2017	2016	2015
Net income available for common shareholders		$203,815	$202,446	$145,754
Add (Less):	Depreciation and amortization expense	386,659	357,342	329,776
	Gain on sale of real estate (1)	(9,348)	—	(11,015)
FFO available for common shareholders		581,126	559,788	464,515
Add:	Acquisition related costs (2)	—	1,367	2,375
	Loss on distribution to common shareholders of The RMR Group Inc. common stock	—	—	36,773
	Loss on early extinguishment of debt (3)	146	228	—
	Excess liquidation preference over carrying value of preferred shares redeemed (4)	9,893	—	—
	Deferred tax benefit (5)	$(5,431)
Normalized FFO available for common shareholders		$585,734	$561,383	$503,663

Weighted average shares outstanding (basic)		164,146	156,062	150,709
Weighted average shares outstanding (diluted) (6)		164,175	156,088	151,002

Basic and diluted per common share amounts:
	Net income available for common shareholders	$1.24	$1.30	$0.97
	FFO available for common shareholders	$3.54	$3.59	$3.08
	Normalized FFO available for common shareholders	$3.57	$3.60	$3.34
	Distributions declared per share	$2.07	$2.03	$1.99

(1)	We recorded a $9,348 gain on sale of real estate during the year ended December 31, 2017 in connection with the sales of three hotels.

(2)	Represents costs associated with our acquisition activities. Acquisition related costs incurred during the 2017 periods have been capitalized in purchase accounting pursuant to a change in GAAP.

(3)
We recorded losses of $146 and $228 on early extinguishment of debt during the years ended December 31, 2017 and 2016, respectively, in connection with the redemption of certain senior unsecured notes.

(4)
In February 2017, we redeemed all 11,600,000 of our outstanding 7.125% Series D cumulative redeemable preferred shares at the stated liquidation preference of $25.00 per share plus accrued and unpaid distributions to the date of redemption. The liquidation preference of the redeemed shares exceeded the carrying amount for the redeemed shares as of the date of redemption by $9,893 and we reduced net income available for common shareholders in the year ended December 31, 2017 by that excess amount.

(5)	We realized a $5,431 tax benefit in the year ended December 31, 2017 related to the enactment of the Tax Act.

(6)	Represents weighted average common shares adjusted to reflect the potential dilution of unvested share awards.

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
Fixed Rate Debt
At December 31, 2017, our outstanding publicly tradable debt consisted of eight issues of fixed rate, senior notes:

Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
400,000	4.250%	17,000	2021	Semi-Annually
500,000	5.000%	25,000	2022	Semi-Annually
500,000	4.500%	22,500	2023	Semi-Annually
350,000	4.650%	16,275	2024	Semi-Annually
350,000	4.500%	15,750	2025	Semi-Annually
350,000	5.250%	18,375	2026	Semi-Annually
400,000	4.950%	19,800	2027	Semi-Annually
400,000	3.950%	$15,800	2028	Semi-Annually
$3,250,000		$150,500
On February 2, 2018, we issued $400,000 principal amount of 4.375% senior notes due 2030 in a public offering.
No principal repayments are due under these notes until maturity. Because these notes require interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are 100 basis points higher than the rates shown above, our per annum interest cost would increase by approximately $12,700. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2017 and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate 100 basis point change in interest rates would change the fair value of those debt obligations by approximately $147,801.

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

Floating Rate Debt

At December 31, 2017, our floating rate debt consisted of $398,000 outstanding under our $1,000,000 revolving credit facility and our $400,000 term loan. The maturity date of our revolving credit facility is July 15, 2018, and subject to our meeting conditions, including our payment of an extension fee, we have the option to extend the stated maturity by one year to July 15, 2019. The maturity date of our $400,000 term loan is April 15, 2019. No principal repayments are required under our revolving credit facility prior to maturity, and repayments may be made, and redrawn subject to conditions at any time without penalty.  No principal prepayments are required under our $400,000 term loan prior to maturity and we can repay principal amounts outstanding under the term loan, subject to conditions, at any time without penalty, but after amounts outstanding under our $400,000 term loan are repaid, amounts may not be redrawn. Borrowings under our revolving credit facility and $400,000 term loan are in U.S. dollars and require annual interest to be paid at LIBOR plus premiums that are subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR.  In addition, upon renewal or refinancing of our revolving credit facility or our $400,000 term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of this floating rate debt but would affect our operating results.

The following table presents the impact a 100 basis points increase in interest rates would have on our annual floating rate interest expense as of December 31, 2017:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact(2)
At December 31, 2017	2.61%	$798,000	$20,828	$0.13
100 basis point increase	3.61%	$798,000	$28,808	$0.18

(1)	Weighted average based on the interest rates and the respective outstanding borrowings as of December 31, 2017.

(2)	Based on diluted weighted average shares outstanding for the year ending December 31, 2017.

The following table presents the impact that a 100 basis point increase in interest rates would have on our annual floating rate interest expense at December 31, 2017 if we were fully drawn on our revolving credit facility and our $400,000 term loan remained outstanding:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact(2)
At December 31, 2017	2.64%	$1,400,000	$36,960	$0.23
100 basis point increase	3.64%	$1,400,000	$50,960	$0.31

(1)	Weighted average based on the interest rates and the respective outstanding borrowings (assuming fully drawn) as of December 31, 2017.

(2)	Based on diluted weighted average shares outstanding for the year ending December 31, 2017.

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
Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our then Managing Trustees, President and Chief Operating Officer and Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. Based upon that evaluation, our then Managing Trustees, President and Chief Operating Officer and Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, we believe that, as of December 31, 2017, our internal control over financial reporting is effective.
Ernst & Young LLP, the independent registered public accounting firm that audited our 2017 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.
Item 9B.  Other Information
None.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance
We have a Code of Conduct that applies to our officers and Trustees, RMR Inc. and RMR LLC, senior level officers of RMR LLC, senior level officers and directors of RMR Inc. and certain other officers and employees of RMR LLC. Our Code of Conduct is posted on our website, www.hptreit.com. A printed copy of our Code of Conduct is also available free of charge to any person who requests a copy by writing to: Secretary, Hospitality Properties Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, MA 02458-1634. We intend to disclose any amendments or waivers to our Code of Conduct applicable to our principal executive officer, principal financial officer, principal accounting officer or controller (or any person performing similar functions) on our website.
The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement.
Item 11.  Executive Compensation
The information required by Item 11 is incorporated by reference to our definitive Proxy Statement.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information.  We may grant common shares to our officers and other employees of RMR LLC under our 2012 Equity Compensation Plan, or the 2012 Plan. In addition, each of our Trustees receives common shares as part of his or her annual compensation for serving as a Trustee and such shares are awarded under the 2012 Plan. The terms of awards made under the 2012 Plan are determined by the Compensation Committee of our Board of Trustees at the time of the award. The following table is as of December 31, 2017.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders—2012 Plan	None.	None.	2,504,585(1)
Equity compensation plans not approved by security holders	None.	None.	None.
Total	None.	None.	2,504,585(1)

(1)
Consists of common shares available for issuance pursuant to the terms of the 2012 Plan.  Share awards that are repurchased or forfeited will be added to the common shares available for issuance under the 2012 Plan.

Payments by us to RMR LLC and RMR LLC employees are described in Notes 4 and 10 to the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K. The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.

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
Significant Tenant
TA is our former subsidiary and is the lessee of 34.9% of our real estate properties, at cost, as of December 31, 2017.
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

4.12
Fourth Supplemental Indenture, dated as of October 26, 2017, between the Company and U.S. Bank National Association, relating to the Company’s 3.950% Senior Notes due 2028, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.)

4.13
Fifth Supplemental Indenture, dated as of February 2, 2018, between the Company and U.S. Bank National Association, relating to the Company’s 4.375% Senior Notes due 2030, including form thereof. (Filed herewith.)

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

10.4	Summary of Trustee Compensation. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 15, 2017.)
10.5	2012 Equity Compensation Plan. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 9, 2012, File Number 001-11527.)
10.6	First Amendment to 2012 Equity Compensation Plan. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)
10.7	Form of Restricted Share Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)
10.8	Form of Restricted Share Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)
10.9	Form of Share Award Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.)
10.10	Form of Indemnification Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)
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

10.13
Representative Form of Management Agreement between Sonesta International Hotels Corporation and Cambridge TRS, Inc. (full service). (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 23, 2012, File Number 001-11527.) (Schedule of applicable agreements filed herewith.)

10.14
Representative Form of Management Agreement between Sonesta International Hotels Corporation and Cambridge TRS, Inc. (limited service). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, Amendment No. 2, for the quarter ended June 30, 2012, File Number 001-11527.) (Schedule of applicable agreements incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.)

10.15
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

10.19
First Amendment to Management Agreements, dated August 6, 2012, among Royal Sonesta Inc., Cambridge TRS, Inc. and Sonesta International Hotels Corporation. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, Amendment No. 2, for the quarter ended June 30, 2012, File Number 001-11527.)

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

10.46
Eighth Amendment to Amended and Restated Lease Agreement No. 4, dated September 28, 2017, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 17, 2017.)

10.47
Guaranty Agreement, dated June 9, 2015, among TravelCenters of America LLC and TravelCenters of America Holding Company LLC for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (relating to Amended and Restated Lease No. 4). (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 9, 2015.)

10.48
Lease Agreement, dated as of May 30, 2007, among HPT PSC Properties Trust and HPT PSC Properties LLC, as Landlord, and Petro Stopping Centers, L.P., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File Number 001-11527.)

10.49
First Amendment to Lease Agreement, dated as of March 17, 2008, among HPT PSC Properties Trust, HPT PSC Properties LLC and Petro Stopping Centers, L.P. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File Number 001-11527.)

10.50
Amendment to Lease Agreement, dated as of December 23, 2013, among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.)

10.51
Amendment to Lease Agreement, dated June 9, 2015, among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 9, 2015.)

10.52
Amendment to Lease Agreement, dated October 30, 2015, among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)

10.53
Amendment to Lease Agreement, dated June 22, 2016, among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 22, 2016.)

10.54
Guaranty Agreement, dated as of May 30, 2007, made by TravelCenters of America LLC, as Guarantor, for the benefit of HPT PSC Properties Trust and HPT PSC Properties LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 4, 2007, File Number 001-11527.)

10.55
Deferral Agreement, dated as of August 11, 2008, among the Company, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TA Leasing LLC and Petro Stopping Centers, L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 11, 2008, File Number 001-11527.)

10.56
Amendment Agreement, dated as of January 31, 2011, among the Company, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TA Leasing LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 31, 2011, File Number 001-11527.)

10.57
Amendment Agreement, dated April 15, 2013, among HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TA Leasing LLC and TA Operating LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.)

10.58
Property Exchange Agreement, dated June 9, 2015, among the Company, HPT TA Properties Trust, HPT TA Properties LLC, TravelCenters of America LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 9, 2015.)

10.59
Form of Sales Agreement between the Company entity and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 1, 2015.) (Schedule of applicable agreements incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.)

10.60	Form of Development Property Agreement between a Company entity and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 1, 2015.)
10.61
Development Property Agreement, dated March 31, 2016, between HPT TA Properties Trust and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 31, 2016.)

10.62	Development Property Agreement, dated June 22, 2016, between HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 22, 2016.)
10.63	Development Property Agreement, dated June 22, 2016, between HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 22, 2016.)
10.64	Development Property Agreement, dated June 30, 2016, between HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 30, 2016.)
10.65
Development Property Agreement, dated September 30, 2016, between HPT TA Properties Trust and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 30, 2016.)

10.66	Development Property Agreement, dated May 3, 2017, between HPT TA Properties Trust and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 3, 2017.)
10.67
Amended and Restated Shareholders Agreement, dated May 21, 2012, by and among Affiliates Insurance Company, Five Star Quality Care, Inc., the Company, ABP Trust, Senior Housing Properties Trust, TravelCenters of America LLC, Government Properties Income Trust and Select Income REIT. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, Amendment No. 2, for the quarter ended June 30, 2012, File Number 001-11527.)

10.68
Form of Amended and Restated Management Agreement among certain subsidiaries of the Company and certain subsidiaries of Marriott International, Inc.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 14, 2011, File Number 001-11527.)

10.69
Pooling Agreement, dated as of June 14, 2011 but effective as of January 1, 2011, among HPT TRS MRP, Inc., Marriott International, Inc. and certain subsidiaries of Marriott International, Inc.  (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, File Number 001-11527.)

10.70
Letter Agreement, dated May 30, 2012, among Marriott International Inc., HPT TRS MRP, Inc. and other parties referencing T-234 FF&E Reserve Contributions. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 30, 2012, File Number 001-11527.)

10.71
Management Agreement, dated as of July 1, 2011, among HPT TRS IHG-1, Inc., HPT TRS IHG-2, Inc., HPT TRS IHG-3, Inc., InterContinental Hotels Group Resources, Inc., IHG Management (Maryland) LLC, and InterContinental Hotels Group (Canada), Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 25, 2011, File Number 001-11527.)

10.72
Amendment to Management Agreement, dated as of March 16, 2015, among HPT TRS IHG-2, Inc., InterContinental Hotels Group Resources, Inc., IHG Management (Maryland) LLC and InterContinental Hotels Group (Canada), Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.)

10.73
Second Amendment to Management Agreement, dated as of February 11, 2016, among HPT TRS IHG-2, Inc., InterContinental Hotels Group Resources, Inc., IHG Management (Maryland) LLC and InterContinental Hotels Group (Canada), Inc. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.)

10.74
Third Amendment to Management Agreement, dated as of February 1, 2017, among HPT TRS IHG-2, Inc., InterContinental Hotels Group Resources, Inc., IHG Management (Maryland) LLC and InterContinental Hotels Group (Canada), Inc. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.)

10.75
Fourth Amendment to Management Agreement, dated as of March 24, 2017, among HPT TRS IHG-2, Inc., InterContinental Hotels Group Resources, Inc., IHG Management (Maryland) LLC and InterContinental Hotels Group (Canada), Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.)

10.76
Fifth Amendment to Management Agreement, dated as of June 28, 2017, among HPT TRS IHG-2, Inc., InterContinental Hotels Group Resources, Inc., IHG Management (Maryland) LLC and InterContinental Hotels Group (Canada), Inc. (Filed herewith.)

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
101.1
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

________________________

(+)  Management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm
To the Trustees and Shareholders of Hospitality Properties Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hospitality Properties Trust (the Company) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2002.
Boston, Massachusetts
March 1, 2018

Report of Independent Registered Public Accounting Firm
To the Trustees and Shareholders of Hospitality Properties Trust
Opinion on Internal Control over Financial Reporting
We have audited Hospitality Properties Trust’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Hospitality Properties Trust (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at item 15(a), and our report dated March 1, 2018, expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Boston, Massachusetts
March 1, 2018

HOSPITALITY PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	As of December 31,
	2017	2016
ASSETS

Real estate properties:
Land	$1,668,797	$1,566,630
Buildings, improvements and equipment	7,758,862	7,156,759
Total real estate properties, gross	9,427,659	8,723,389
Accumulated depreciation	(2,784,478)	(2,513,996)
Total real estate properties, net	6,643,181	6,209,393
Cash and cash equivalents	24,139	10,896
Restricted cash (FF&E reserve escrow)	73,357	60,456
Due from related persons	78,513	65,332
Other assets, net	331,195	288,151
Total assets	$7,150,385	$6,634,228

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unsecured revolving credit facility	$398,000	$191,000
Unsecured term loan, net	399,086	398,421
Senior unsecured notes, net	3,203,962	2,565,908
Convertible senior unsecured notes	—	8,478
Security deposits	126,078	89,338
Accounts payable and other liabilities	184,788	188,053
Due to related persons	83,049	58,475
Dividends payable	—	5,166
Total liabilities	4,394,963	3,504,839

Commitments and contingencies

Shareholders’ equity:
Preferred shares of beneficial interest, no par value; 100,000,000 shares authorized:
Series D preferred shares; 7 1/8% cumulative redeemable; zero and 11,600,000 shares issued and outstanding, respectively, aggregate liquidation preference of zero and $290,000, respectively	—	280,107
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 164,349,141 and 164,268,199 shares issued and outstanding, respectively	1,643	1,643
Additional paid in capital	4,542,307	4,539,673
Cumulative net income	3,310,017	3,104,767
Cumulative other comprehensive income	79,358	39,583
Cumulative preferred distributions	(343,412)	(341,977)
Cumulative common distributions	(4,834,491)	(4,494,407)
Total shareholders’ equity	2,755,422	3,129,389
Total liabilities and shareholders’ equity	$7,150,385	$6,634,228
The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Hotel operating revenues	$1,843,501	$1,733,103	$1,636,834
Rental income	323,764	309,600	280,935
FF&E reserve income	4,670	4,508	4,135
Total revenues	2,171,935	2,047,211	1,921,904

Expenses:
Hotel operating expenses	1,279,547	1,202,538	1,143,981
Depreciation and amortization	386,659	357,342	329,776
General and administrative	125,402	99,105	109,837
Acquisition related costs	—	1,367	2,375
Total expenses	1,791,608	1,660,352	1,585,969

Operating income	380,327	386,859	335,935

Dividend income	2,504	2,001	2,640
Interest income	798	274	44
Interest expense (including amortization of deferred financing costs and debt discounts of $8,871, $8,151 and $5,849, respectively)	(181,579)	(161,913)	(144,898)
Loss on distribution to common shareholders of The RMR Group Inc. common stock	—	—	(36,773)
Loss on early extinguishment of debt	(146)	(228)	—
Income before income taxes, equity in earnings of an investee and gain on sale of real estate	201,904	226,993	156,948
Income tax benefit (expense)	3,284	(4,020)	(1,566)
Equity in earnings of an investee	607	137	21
Income before gain on sale of real estate	205,795	223,110	155,403
Gain on sale of real estate	9,348	—	11,015
Net income	215,143	223,110	166,418
Other comprehensive income:
Unrealized gain (loss) on investment in available for sale securities	39,315	54,954	(41,307)
Equity interest in investee’s unrealized gains (losses)	460	152	(20)
Other comprehensive income (loss)	39,775	55,106	(41,327)
Comprehensive income	$254,918	$278,216	$125,091

Net income	$215,143	$223,110	$166,418
Preferred distributions	(1,435)	(20,664)	(20,664)
Excess of liquidation preference over carrying value of preferred shares redeemed	(9,893)	—	—
Net income available for common shareholders	$203,815	$202,446	$145,754

Weighted average common shares outstanding (basic)	164,146	156,062	150,709
Weighted average common shares outstanding (diluted)	164,175	156,088	151,002

Net income available for common shareholders per common share: Basic and diluted	$1.24	$1.30	$0.97
The accompanying notes are an integral part of these financial statements

HOSPITALITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

	Series D Preferred Shares			Common Shares			Additional Paid in Capital	Cumulative Net Income	Cumulative Other Comprehensive Income (Loss)
	Number of Shares	Preferred Shares	Cumulative Preferred	Number of Shares	Common Shares	Cumulative Common Distributions
			Distributions							Total
Balance at Balance at December 31, 2014	11,600,000	$280,107	$(300,649)	149,920,449	$1,499	$(3,850,398)	$4,118,551	$2,715,239	$25,804	$2,990,153
Net income	—	—	—	—	—	—	—	166,418	—	166,418
Unrealized loss on investment in available for sale securities	—	—	—	—	—	—	—	—	(41,327)	(41,327)
Issuance of common shares, net	—	—	—	1,553,119	15	—	45,247	—	—	45,262
Common share grants	—	—	—	90,060	1	—	2,531	—	—	2,532
Common share repurchases	—	—	—	(16,340)	—	—	(418)	—	—	(418)
Distributions	—	—	(20,664)	—	—	(299,963)	—	—	—	(320,627)
Distribution to common shareholders of The RMR Group Inc. common stock	—	—	—	—	—	(29,911)	—	—	—	(29,911)
Balance at December 31, 2015	11,600,000	280,107	(321,313)	151,547,288	1,515	(4,180,272)	4,165,911	2,881,657	(15,523)	2,812,082
Net income	—	—	—	—	—	—	—	223,110	—	223,110
Unrealized gain on investment in available for sale securities	—	—	—	—	—	—	—	—	55,106	55,106
Issuance of common shares, net	—	—	—	12,650,000	127	—	371,829	—	—	371,956
Common share grants	—	—	—	91,600	1	—	2,546	—	—	2,547
Common share repurchases	—	—	—	(20,689)	—	—	(613)	—	—	(613)
Distributions	—	—	(20,664)	—	—	(314,135)	—	—	—	(334,799)
Balance at December 31, 2016	11,600,000	280,107	(341,977)	164,268,199	1,643	(4,494,407)	4,539,673	3,104,767	39,583	3,129,389
Net income	—	—	—	—	—	—	—	215,143	—	215,143
Unrealized gain on investment in available for sale securities	—	—	—	—	—	—	—	—	39,775	39,775
Redemption of preferred shares, net	(11,600,000)	(280,107)	—	—	—	—	—	—	—	(280,107)
Common share grants	—	—	—	100,000	1	—	3,168	—	—	3,169
Common share repurchases	—	—	—	(19,058)	(1)	—	(534)	—	—	(535)
Excess of liquidation preference over carrying value of preferred shares redeemed	—	—	—	—	—	—	—	(9,893)		(9,893)
Distributions	—	—	(1,435)	—	—	(340,084)	—	—	—	(341,519)
Balance at December 31, 2017	—	$—	$(343,412)	164,349,141	$1,643	$(4,834,491)	$4,542,307	$3,310,017	$79,358	$2,755,422
The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$215,143	$223,110	$166,418
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	386,659	357,342	329,776
Amortization of deferred financing costs and debt discounts as interest	8,871	8,151	5,849
Straight line rental income	(12,378)	(13,570)	(9,568)
Security deposits replenished	36,743	35,759	20,501
FF&E reserve income and deposits	(74,329)	(73,956)	(67,967)
Loss on early extinguishment of debt	146	228	—
Loss on distribution to common shareholders of The RMR Group Inc. common stock	—	—	36,773
Equity in earnings of an investee	(607)	(137)	(21)
Gain on sale of real estate	(9,348)	—	(11,015)
Deferred income taxes	(236)	9	(69)
Other non-cash (income) expense, net	(3,233)	(3,250)	(364)
Changes in assets and liabilities:
Due from related persons	(1,215)	(1,213)	(2,106)
Other assets	(13,060)	(190)	246
Accounts payable and other liabilities	(572)	8,752	362
Due to related persons	21,639	(8,515)	62,078
Net cash provided by operating activities	554,223	532,520	530,893

Cash flows from investing activities:
Real estate acquisitions and deposits	(594,693)	(262,955)	(449,882)
Real estate improvements	(131,120)	(187,652)	(180,703)
FF&E reserve escrow fundings	(31,362)	(3,749)	(7,299)
Net proceeds from sale of real estate	23,438	—	—
Investment in The RMR Group Inc.	—	—	(15,955)
Net cash used in investing activities	(733,737)	(454,356)	(653,839)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	—	371,956	—
Proceeds from issuance of senior unsecured notes, net of discounts and premiums	989,890	737,612	—
Repayment of senior unsecured notes	(350,000)	(575,000)	—
Redemption of preferred shares	(290,000)	—	—
Repurchase of convertible senior unsecured notes	(8,478)	—	—
Borrowings under unsecured revolving credit facility	1,102,000	764,000	702,000
Repayments of unsecured revolving credit facility	(895,000)	(1,038,000)	(255,000)
Deferred financing costs	(8,437)	(6,106)	(1,157)
Repurchase of common shares	(533)	(613)	(418)
Distributions to preferred shareholders	(6,601)	(20,664)	(20,664)
Distributions to common shareholders	(340,084)	(314,135)	(299,967)
Net cash provided by (used in) financing activities	192,757	(80,950)	124,794
Increase (decrease) in cash and cash equivalents	13,243	(2,786)	1,848
Cash and cash equivalents at beginning of year	10,896	13,682	11,834
Cash and cash equivalents at end of year	$24,139	$10,896	$13,682

Supplemental cash flow information:
Cash paid for interest	$172,558	$146,399	$138,892
Cash paid for income taxes	2,827	2,727	2,444
Non-cash investing activities:
Hotel managers’ deposits in FF&E reserve	$74,272	$74,876	$67,381
Hotel managers’ purchases with FF&E reserve	(92,733)	(69,380)	(57,451)
Investment in The RMR Group Inc. paid in common shares	—	—	43,285
Real estate acquisitions	—	—	(45,042)
Sales of real estate	—	—	45,042
Non-cash financing activities
Distribution to common shareholders of The RMR Group Inc. common stock	—	—	(29,911)
The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST
NOTES TO FINANCIAL STATEMENTS
December 31, 2017
(dollars in thousands, except per share data)
1. Organization
Hospitality Properties Trust, or we, our or us, is a real estate investment trust, or REIT, organized on February 7, 1995, under the laws of the State of Maryland, which invests in hotels and travel related real estate. At December 31, 2017, we, directly and through subsidiaries, owned 323 hotels and 199 travel centers.
At December 31, 2017, our properties were leased, managed or operated by subsidiaries of the following companies: Marriott International, Inc., or Marriott, InterContinental Hotels Group, plc, or InterContinental, Sonesta International Hotels Corporation, or Sonesta, Wyndham Hotel Group, or Wyndham, Hyatt Hotels Corporation, or Hyatt, Carlson Hotels Worldwide, or Carlson, Morgans Hotel Group, or Morgans, and TravelCenters of America LLC, or TA. Hereinafter these companies are sometimes referred to as managers and/or tenants.
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
We have determined that each of our taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification™, or the Codification. We have concluded that we must consolidate each of our TRSs because we are the entity with the power to direct the activities that most significantly impact such VIEs’ performance and we have the obligation to absorb losses or the right to receive benefits from each VIE that could be significant to the VIE and are therefore, the primary beneficiary of each VIE. The assets of our TRSs were $33,305 and $26,676 as of December 31, 2017 and 2016, respectively, and consist primarily of amounts due from and working capital advances to certain of our hotel managers.  The liabilities of our TRSs were $140,897 and $101,602 as of December 31, 2017 and 2016, respectively, and consist primarily of security deposits they hold and amounts payable to certain of our hotel managers. The assets of our TRSs are available to satisfy our TRSs’ obligations and we have guaranteed certain obligations of our TRSs.
We account for our investment in Affiliates Insurance Company, or AIC, using the equity method of accounting. Significant influence is present through common representation on the boards of trustees or directors of us and AIC. Our Managing Trustee, as the current sole trustee of ABP Trust, is the controlling shareholder of The RMR Group Inc., or RMR Inc. He is also a director and an officer of RMR Inc. and an officer of The RMR Group LLC, or RMR LLC. Barry Portnoy was our other Managing Trustee and a managing director and an officer of RMR Inc. and an officer of RMR LLC until his death on February 25, 2018. Substantially all of the business of RMR Inc. is conducted by its majority owned subsidiary RMR LLC, of which RMR Inc. is the managing member.  RMR LLC is the manager of us and AIC, and each of our Trustees is a director of AIC. See Note 10 for a further discussion of our relationships and transactions with RMR Inc. and RMR LLC and our investment in AIC.
Real Estate Properties.  We record real estate properties at cost less impairments, if any. We record the cost of real estate acquired at the relative fair value of building, land, furniture, fixtures and equipment, and, if applicable, acquired in place leases, above or below market leases and customer relationships. For transactions that qualify as business combinations, we allocate the excess, if any, of the consideration over the fair value of the assets acquired to goodwill. We depreciate real estate properties on a straight line basis over estimated useful lives of up to 40 years for buildings and improvements and up to 12 years for personal property and we amortize finite lived intangible assets over the shorter of their useful lives or the term of the associated lease.
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
At December 31, 2017 and 2016, our intangible assets and liabilities were as follows:

	As of December 31,
	2017	2016
Assets:
Tradenames and trademarks	$89,375	$89,375
Below market ground leases, net of accumulated amortization of $23,648 and $21,508, respectively	14,660	16,800
Other, net of accumulated amortization of $1,216 and $542, respectively	4,254	2,374
	$108,289	$108,549
Liabilities:
Above market ground leases, net of accumulated amortization of $6,628 and $4,525, respectively	$1,741	$2,196
We amortize above and below market ground leases on a straight line basis over the term of the associated lease (4 and 6 years on a weighted average basis for intangible liabilities and assets, respectively).  For the years ended December 31, 2017, 2016 and 2015 amortization relating to intangible assets was $2,814, $2,303 and $2,315, respectively, and amortization relating to intangible liabilities was $455, $455 and $529, respectively. As of December 31, 2017, we estimate future amortization relating to intangible assets and liabilities as follows:

	Below Market Ground Leases & Other	Above Market Ground Leases
2018	$2,558	$(455)
2019	1,942	(447)
2020	1,591	(443)
2021	1,571	(354)
2022	1,534	(18)
Thereafter	9,718	(24)
	$18,914	$(1,741)
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

Available for Sale Securities. As of December 31, 2017, we owned 3,420,000 common shares of TA and 2,503,777 shares of class A common stock of RMR Inc. These investments are classified as available for sale securities. Available for sale securities are recorded at fair value based on their quoted market price at the end of each reporting period. Unrealized gains and losses on available for sale securities are recorded as a component of cumulative other comprehensive income (loss) in shareholders’ equity. As further described in Note 10, we initially acquired 2,503,777shares of class A common stock of RMR Inc. on June 5, 2015 for cash and share consideration of $55,922. We concluded, for accounting purposes, that the cash and share consideration we paid for our investment in these shares represented a discount to the fair value of these shares. We initially accounted for this investment under the cost method of accounting and recorded this investment at its estimated fair value of $129,722 as of June 5, 2015 using Level 3 inputs, as defined in the fair value hierarchy under United States generally accepted accounting principles, or GAAP.  As a result, we recorded a liability for the amount by which the estimated fair value of these shares exceeded the price we paid for these shares. This liability is included in accounts payable and other liabilities in our consolidated balance sheets. This liability is being amortized on a straight line basis through December 31, 2035 as an allocated reduction to our business management and property management fee expense. We amortized $3,585, $3,585 and $2,038 of this liability during the years ended December 31, 2017, 2016 and 2015, respectively.  As of December 31, 2017, the remaining unamortized amount of this liability was $64,591. Future amortization of this liability as of December 31, 2017, is estimated to be $3,585 in 2018 through 2022 and $46,666 thereafter.
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

Debt Issuance Costs. Debt issuance costs consist of capitalized issuance costs related to borrowings, which are amortized to interest expense over the terms of the respective debt. Debt issuance costs, net of accumulated amortization, for our revolving credit facility are included in other assets, net in our consolidated balance sheets. As of December 31, 2017 and 2016, debt issuance costs for our revolving credit facility were $7,476 and $7,476, respectively, and accumulated amortization of debt issuance costs for our revolving credit facility were $6,126 and $4,375, respectively. Debt issuance costs, net of accumulated amortization, for our term loan and senior notes are presented as a direct deduction from the associated debt liability in our consolidated balance sheets. As of December 31, 2017 and 2016, debt issuance costs, net of accumulated amortization, for our term loan and senior notes were $20,226 and $15,536, respectively. Future amortization of debt issuance costs to be recognized with respect to our revolving credit facility, term loan and senior notes as of December 31, 2017, are estimated to be $5,108 in 2018, $3,341 in 2019, $3,092 in 2020, $2,538 in 2021, $2,305 in 2022 and $5,192 thereafter.

 Revenue Recognition.  We report hotel operating revenues for managed hotels in our consolidated statements of comprehensive income. We generally recognize hotel operating revenues, consisting primarily of room and food and beverage sales, when goods and services are provided.
We report rental income for leased hotels and travel centers in our consolidated statements of comprehensive income. We recognize rental income from operating leases on a straight line basis over the term of the lease agreements except for one lease in which there is uncertainty regarding the collection of scheduled future rent increases. See Note 6 for further information regarding this lease. Rental income includes $12,378, $13,570, and $9,568 of adjustments necessary to record scheduled rent increases under certain of our leases, the deferred rent obligations payable to us under our leases with TA and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks at our travel centers on a straight line basis in 2017, 2016 and 2015, respectively. See Notes 5, 6 and 10 for further information regarding our TA leases.  Due from related persons includes $54,219 and $42,254 and other assets, net, includes $2,691 and $2,279 of straight line rent receivables at December 31, 2017 and 2016, respectively.
We determine percentage rent due to us under our leases annually and recognize it when all contingencies are met and the rent is earned. We earned percentage rental income of $2,106, $1,303 and $2,048 in 2017, 2016 and 2015, respectively.
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

Segment Information.  As of December 31, 2017, we had two reportable segments: hotel investments and travel center investments.
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
The Income Taxes Topic of the Codification prescribes how we should recognize, measure and present in our consolidated financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Tax benefits are recognized to the extent that it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. Our tax returns filed for the 2014 through 2017 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our consolidated statements of comprehensive income as a component of general and administrative expense.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers, which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU No. 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU No. 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In August 2015, the FASB provided for a one-year deferral of the effective date for ASU No. 2014-09, which is now effective for us beginning January 1, 2018. The majority of our revenue is from hotels managed under TRS structures. We do not believe the standard will materially affect the amount or timing of revenue recognition for revenues from room, food and beverage, and other hotel level sales of our managed hotels. A lesser portion of our revenue consists of rental income from leasing arrangements, which are specifically excluded from ASU No. 2014-09. We have evaluated ASU No. 2014-09 (and related clarifying guidance issued by the FASB) and do not expect its adoption to have a significant impact on the amount or timing of our revenue recognition in our consolidated financial statements. We currently expect to adopt No. ASU 2014-09 using the modified retrospective approach.
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. This update is effective for all prospective interim and annual periods beginning after December 15, 2017. We expect to record an adjustment of $78,715 on January 1, 2018 to reclassify historical changes in the fair value of our available for sale equity investments from other comprehensive income to retained earnings. Future changes in the fair value of our equity investments will be recorded through earnings in accordance with ASU No. 2016-01.

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
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which requires companies to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The new standard also requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheets. ASU No. 2016-18 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and requires the usage of a retrospective transition method. Upon the adoption of ASU No. 2016-18, we will present the changes in the total cash, cash equivalents and restricted cash in our consolidated statements of cash flows, whereas under the current guidance we present the changes during the period for cash and cash equivalents only.
3.    Weighted Average Common Shares
The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share:

	For the Year Ended December 31,
	2017	2016	2015
	(in thousands)
Weighted average common shares for basic earnings per share	164,146	156,062	150,709
Effect of dilutive securities:
Contingently issuable common shares	—	—	269
Unvested share awards	29	26	24
Weighted average common shares for diluted earnings per share	164,175	156,088	151,002

4. Shareholders’ Equity
Common Share Issuances
On August 19, 2016, we sold 11,000,000 of our common shares at a price of $30.75 per share in a public offering. On August 26, 2016, we sold 1,650,000 of our common shares at a price of $30.75 per share pursuant to an overallotment option granted to the underwriters. Aggregate net proceeds from these sales were $372,217 after underwriters' discount and other offering expenses.
Common Share Awards
We have common shares available for issuance under the terms of our equity compensation plan, or our Share Award Plan. During the years ended December 31, 2017, 2016 and 2015, we granted 85,000 common shares with an aggregate market value of $2,387, 79,100 common shares with an aggregate market value of $2,260 and 76,250 common shares with an aggregate market value of $1,957, respectively, to our officers and certain other employees of our manager, RMR LLC, pursuant to the Share Award Plan. The value of the share grants was based upon the closing price of our common stock on The Nasdaq Stock Market LLC, or Nasdaq, or the New York Stock Exchange, or the NYSE, as applicable, on the date of the grant. See Note 10 for a further discussion of the grants we made to our officers and certain other employees of RMR LLC. In addition, we granted each of our then Trustees 3,000 common shares in 2017 and 2,500 common shares in each of 2016 and 2015 with an aggregate market value of $452 ($90 per trustee), $319 ($64 per trustee) and $445 ($74 per trustee), respectively, as part of their annual compensation. The values of the share grants were based upon the closing price of our common shares on Nasdaq or NYSE, as applicable, on the dates of the grants.  The shares granted to our Trustees vest immediately. The shares granted to our officers and certain other employees of RMR LLC vest in five annual installments beginning on the date of grant. Share grants are expensed over their vesting period and the value of such share grants are included in general and administrative expense in our consolidated statements of comprehensive income. At December 31, 2017, 2,504,585 of our common shares remain reserved for issuance under our current Share Award Plan.
A summary of shares granted, vested, forfeited and unvested under the terms of the Share Award Plan for the years ended December 31, 2017, 2016 and 2015 is as follows:

	2017		2016		2015
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares, beginning of year	148,535	$29.40	147,004	$25.95	150,192	$28.52
Shares granted	100,000	28.39	91,600	28.15	91,250	26.32
Shares vested	(101,930)	28.52	(90,069)	28.07	(93,248)	27.16
Shares forfeited	—	—	—	—	(1,190)	—
Unvested shares, end of year	146,605	$27.93	148,535	$29.40	147,004	$25.95
The 146,605 unvested shares as of December 31, 2017 are scheduled to vest as follows: 56,475 shares in 2018, 43,750 shares in 2019, 30,480 shares in 2020 and 15,900 shares in 2021. As of December 31, 2017, the estimated future compensation expense for the unvested shares was $4,376 based on the closing price on December 31, 2017 of our common shares of $29.85. The weighted average period over which the compensation expense will be recorded is approximately 21 months. During the years ended December 31, 2017, 2016 and 2015, we recorded $2,759, $2,834 and $2,475, respectively, of compensation expense related to the Share Award Plan. The unvested shares are re-measured at fair value on a recurring basis using quoted market prices of the underlying shares.
Stock Repurchases

2017 and 2018

During 2017, we purchased an aggregate of 19,058 of our common shares valued at a weighted average price per common share of $28.01, based on the closing price of our common shares on Nasdaq, on the date of repurchase, from certain of our officers and certain current or former employees of RMR LLC, in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.

In January 2018, we purchased an aggregate of 3,394 of our common shares valued at an average price per common share of $29.85, based on the closing price of our common shares on Nasdaq, on the date of repurchase, from a former officer of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.

2016
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
Preferred Shares

On February 10, 2017, we redeemed all 11,600,000 of our outstanding 7.125% Series D cumulative redeemable preferred shares at the stated liquidation preference of $25.00 per share plus accrued and unpaid dividends to the date of redemption (an aggregate of $291,435). We reduced net income available for common shareholders in 2017 by $9,893, which represents the amount by which the liquidation preference for our Series D cumulative redeemable preferred shares that were redeemed exceeded our carrying amount for those preferred shares as of the date of redemption.
Common Share Distributions
Cash distributions paid or payable by us to our common shareholders for the years ended December 31, 2017, 2016 and 2015 were $2.07 per share, or $340,084, $2.03 per share, or $314,135 and $1.99 per share, or $299,967, respectively. As described in Note 10, on December 14, 2015, we distributed 2,515,344, or $0.0166 per share for each of our common shares, of RMR Inc. shares of class A common stock we owned, to our common shareholders as a special distribution.  This distribution resulted in a taxable in kind distribution of $0.1974 for each of our common shares. The characterization of our distributions paid in 2017 was 94.69% ordinary income, 4.39% return of capital and 0.92% qualified dividend. The characterization of our distributions paid in 2016 was 93.23% ordinary income, 6.17% return of capital and 0.6% qualified dividend. The characterization of our distributions paid in 2015 was 90.67% ordinary income, 8.58% return of capital and 0.75% qualified dividend.
On January 19, 2018, we declared a distribution of $0.52 per common share, or $85,460, which we paid on February 22, 2018, to shareholders of record on January 29, 2018 using cash on hand and borrowings under our revolving credit facility.
Cumulative Other Comprehensive Income
Cumulative other comprehensive income represents the net unrealized gain (loss) on our available for sale equity investments and our share of the comprehensive income (loss) of AIC. See Notes 10 and 14 for further information regarding these investments.
5. Real Estate Properties
As of December 31, 2017, we owned 323 hotels and 199 travel centers.
Our real estate properties, at cost after impairments, consisted of land of $1,668,797, buildings and improvements of $7,110,761 and furniture, fixtures and equipment of $648,101, as of December 31, 2017; and land of $1,566,630, buildings and improvements of $6,542,384 and furniture, fixtures and equipment of $614,375, as of December 31, 2016.
During 2017, 2016 and 2015, we funded $162,482, $191,401 and $188,002, respectively, of improvements to certain of our properties which pursuant to the terms of our management agreements and leases with our managers and tenants resulted in increases in our contractual annual minimum returns and rents of $10,274, $14,740 and $14,691 in 2017, 2016 and 2015 respectively.
At December 31, 2017, 14 of our hotels were on land we leased partially or entirely from unrelated third parties. The average remaining term of the ground leases (including renewal options) is approximately 39 years (range of 21 to 70 years). Ground rent payable under nine of the ground leases is generally calculated as a percentage of hotel revenues. Twelve (12) of the 14 ground leases require annual minimum rents averaging $247 per year; future rents under two ground leases have been prepaid. Fifteen (15) of our travel centers are on land we leased partially or entirely from unrelated third parties. The remaining terms on the leases range from 1 to 33 years with rents averaging $479 per year. Generally, payments of ground lease obligations are made by our managers or tenants. However, if a manager or tenant did not perform obligations under a ground lease or did not renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge, sale or transfer of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.
Acquisitions

During the year ended December 31, 2017, we acquired 20 hotels, one travel center, a land parcel adjacent to one of our hotels and land and certain improvements at a travel center we leased from a third party and subleased to TA. We accounted for these transactions as acquisitions of assets. Our allocation of the purchase price of each of these acquisitions based on the estimated fair value of the acquired assets and assumed liabilities is presented in the table below.

				Purchase Price Allocation
Acquisition Date	Location	Type	Purchase Price	Land	Land Improvements	Building and Improvements	Furniture, Fixtures and Equipment	Intangible Assets
2/1/2017	Chicago, IL (1)	Hotel	$86,201	$13,609	$40	$58,929	$11,926	$1,697
3/31/2017	Seattle, WA (2)	Hotel	72,736	24,460	30	46,944	855	447
5/3/2017	Columbia, SC (3)	Travel Center	27,604	4,040	7,172	16,392	—	—
6/2/2017	St. Louis, MO (4)	Hotel	88,080	4,250	161	79,737	3,394	538
6/29/2017	Atlanta, GA (5)	Hotel	88,748	16,612	483	68,864	2,789	—
8/1/2017	Columbus, OH (6)	Hotel	49,188	6,100	49	40,678	2,361	—
8/23/2017	Charlotte, NC (7)	Hotel	44,000	2,684	1,012	35,288	5,016	—
9/8/2017	Atlanta, GA (8)	Land	940	940	—	—	—	—
9/26/2017	Various (9)	Hotels	139,885	30,712	6,390	93,872	8,911	—
9/28/2017	Sayre, OK (10)	Travel Center	8,672	1,031	—	7,641	—	—
			$606,054	$104,438	$15,337	$448,345	$35,252	$2,682

During the year ended December 31, 2016, we acquired four hotels, five travel centers and a land parcel adjacent to one of our travel centers.

Acquisition Date	Location	Type	Purchase Price (11)	Land	Land Improvements	Building and Improvements	Furniture, Fixtures and Equipment	Intangible Assets
2/1/2016	Various (12)(13)	Hotels	$12,000	$1,953	$654	$8,153	$1,240	$—
3/16/2016	Portland, OR (12)(14)	Hotel	114,000	5,657	3	100,535	7,805	—
3/31/2016	Hillsboro, TX (3)	Travel Center	19,683	4,834	4,196	10,653	—	—
6/22/2016	Various (3)	Travel Centers	23,876	3,170	9,280	11,426	—	—
6/30/2016	Wilmington, IL (3)	Travel Center	22,297	6,523	3,364	12,410	—	—
9/14/2016	Holbrook, AZ (15)	Land	325	325	—	—	—	—
9/30/2016	Caryville, TN (3)	Travel Center	16,557	2,068	6,082	8,407	—	—
12/5/2016	Milpitas, CA (12)(16)	Hotel	46,000	$13,089	$823	$29,748	$2,340	—
			$254,738	$37,619	$24,402	$181,332	$11,385	$—

During the year ended December 31, 2015, we acquired 11 hotels, a land parcel adjacent to one of our hotels, 14 travel centers and certain assets at 11 travel centers we own and lease to TA, and land and certain improvements at a travel center we leased from a third party and subleased to TA.

Acquisition Date	Location	Type	Purchase Price (11)	Land	Land Improvements	Building and Improvements	Furniture, Fixtures and Equipment	Intangible Assets
3/16/2015	Rosemont, IL (12)(17)	Hotel	$35,500	$2,375	$219	$31,182	$1,463	$261
4/28/2015	Ft. Lauderdale, FL (18)	Land	750	165	—	585	—	—
5/15/2015	Denver, CO (12)(19)	Hotel	77,250	8,193	181	61,005	7,871	—
6/1/2015	Various (3)	Travel Centers	227,877	26,286	67,161	134,388	42	—
7/23/2015	Various (12)(20)	Hotels	85,000	13,165	—	64,338	7,497	—
9/23/2015	Various (3)	Travel Centers	51,506	9,165	21,266	21,075	—	—
10/30/2015	Waterloo, NY (21)	Land	15,000	1,500	4,500	9,000	—	—
			$492,883	$60,849	$93,327	$321,573	$16,873	$261

(1)
On February 1, 2017, we acquired the 483 room Hotel Allegro in Chicago, IL for a purchase price of $86,201, including capitalized acquisition costs of $707. We added this Kimpton® branded hotel to our management agreement with InterContinental.

(2)
On March 31, 2017, we acquired the 121 room Hotel Alexis in Seattle, WA for a purchase price of $72,736, including capitalized acquisition costs of $1,111. We added this Kimpton® branded hotel to our management agreement with InterContinental.

(3)
We and TA were parties to a transaction agreement that we entered into on June 1, 2015, and which we and TA subsequently amended. Pursuant to that agreement, among other things, we agreed to acquire from, and lease back to, TA 14 travel centers then owned by TA and certain assets then owned by TA at 11 properties we own and lease to TA for an aggregate purchase price of $279,383, excluding acquisition related costs. As of December 31, 2015, we had completed these acquisitions. Simultaneously with these acquisitions, we leased these travel centers and assets back to TA under leases that we and TA entered into pursuant to the transaction agreement, which replaced our previously existing leases with TA.

Also pursuant to the transaction agreement, we agreed to acquire from, and lease back to, TA four travel centers owned by TA that were under development for purchase prices equal to TA’s development costs and two additional travel centers TA then owned. On March 31, 2016, we acquired one of these properties from TA for $19,683. On June 22, 2016, we acquired the two travel centers TA then owned from TA for an aggregate purchase price of $23,876. On June 30, 2016, we acquired from TA another of the properties for $22,297. On September 30, 2016, we acquired from TA another of the properties for $16,557. On May 3, 2017, we acquired from TA the remaining property for $27,604. Simultaneously with these acquisitions, we leased these travel centers back to TA under our TA leases. We accounted for all of our TA transactions under the transaction agreement as asset acquisitions.

(4)
On June 2, 2017, we acquired the 389 room Chase Park Plaza Hotel in St. Louis, MO for a purchase price of $88,080, including capitalized acquisition costs of $466. We converted this hotel to the Royal Sonesta® hotel brand and entered into a management agreement for this hotel with Sonesta.

(5)
On June 29, 2017, we acquired the 495 room Crowne Plaza Ravinia hotel located in Atlanta, GA for a purchase price of $88,748, including capitalized acquisition costs of $144. We added this Crowne Plaza® branded hotel to our management agreement with InterContinental.

(6)
On August 1, 2017, we acquired the 419 room Crowne Plaza & Lofts hotel in Columbus, OH for a purchase price of $49,188, including capitalized acquisition costs of $198. We added this Crowne Plaza® branded hotel to our management agreement with InterContinental.

(7)
On August 23, 2017, we acquired the 300 room Crowne Plaza hotel in Charlotte, NC for a purchase price of $44,000, including capitalized acquisition costs of $143. We added this Crowne Plaza® branded hotel to our management agreement with InterContinental.

(8)	On September 8, 2017, we acquired a land parcel adjacent to our Crowne Plaza hotel located in Atlanta, GA for a purchase price of $940, including capitalized acquisition costs of $40.

(9)
On September 26, 2017, we acquired 14 extended stay hotels with 1,653 suites located in 12 states for a purchase price of $139,885, including capitalized acquisition costs of $1,885. In connection with this acquisition, we converted these hotels to the Sonesta ES Suites® brand and entered into management agreements for these hotels with Sonesta.

(10)
On September 28, 2017, we acquired land and certain improvements at a travel center located in Sayre, OK that we previously leased from a third party and subleased to TA for a purchase price of $8,672, including capitalized acquisition costs of $72. Effective as of that date, rent due to that third party and TA’s sublease rental obligations to pay the third party rent ceased, and we amended our lease with TA to document a direct lease to TA of that land and those improvements and to increase the annual minimum rent payable by TA to us by $731, which was 8.5% of our purchase price.

(11)	Excludes acquisition related costs.

(12)
We accounted for these transactions as business combinations under previous GAAP guidance. The pro forma impact of including the results of operations of these acquisitions from the beginning of the year is not material to our consolidated financial statements.

(13)
On February 1, 2016, we acquired two extended stay hotels with 262 suites located in Cleveland and Westlake, OH for an aggregate purchase price of $12,000. We converted these hotels to the Sonesta ES Suites® brand and entered into management agreements for these hotels with Sonesta.

(14)
On March 16, 2016, we acquired the Kimpton Hotel Monaco, a full service hotel with 221 rooms located in Portland, OR for a purchase price of $114,000.  We added this hotel to our management agreement with InterContinental.

(15)
On September 14, 2016, we acquired land adjacent to a travel center that we own in Holbrook, AZ for $325. We and TA added this property to our TA No. 4 lease and annual rent payable by TA to us increased by $28 as a result. We capitalized acquisition related costs of $7 related to this transaction.

(16)
On December 5, 2016, we acquired a full service hotel with 236 rooms located in Milpitas, CA for a purchase price of $46,000. We converted this hotel to the Sonesta® brand and entered a management agreement for this hotel with Sonesta.

(17)
On March 16, 2015, we acquired a 300 room hotel located in Rosemont, IL for a purchase price of $35,500. We added this Holiday Inn and Suites® branded hotel to our management agreement with InterContinental.

(18)
On April 28, 2015, we acquired land and improvements adjacent to a Sonesta hotel that we own in Fort Lauderdale, FL for a purchase price of $750, including capitalized acquisition costs of $41. This land and these improvements are included with the Fort Lauderdale hotel under our Sonesta agreement.

(19)
On May 15, 2015, we acquired a 364 room full service hotel located in Denver, CO for a purchase price of $77,250. We added this Crowne Plaza® branded hotel to our management agreement with InterContinental.

(20)
On July 23, 2015, we acquired a portfolio of nine extended stay hotels with 1,095 suites located in eight states for an aggregate purchase price of $85,000. We converted these hotels to Sonesta ES Suites® branded hotels and entered into management agreements for these hotels with Sonesta.

(21)
On October 30, 2015, we acquired land and certain improvements at a travel center located in Waterloo, NY that we previously leased from a third party and subleased to TA for a purchase price of $15,000. Effective as of that date, rent due to that third party and TA’s sublease rental obligations to pay the third party rent ceased, and we amended our lease with TA to document a direct lease to TA of that land and those improvements and to increase the annual minimum rent payable by TA to us by $1,275, which was 8.5% of our purchase price.

See Note 6 for further information regarding our InterContinental agreement. See Notes 6 and 10 for further information regarding our relationship, agreements and transactions with Sonesta and TA.
Dispositions
During the year ended December 31, 2017, we sold three of our Carlson branded hotels. On August 1, 2017, we sold our 159 room Radisson hotel located in Chandler, AZ for net proceeds of $9,085. On August 31, 2017, we sold our 143 room Country Inn & Suites hotel located in Naperville, IL for net proceeds of $6,313. On September 22, 2017, we sold our 209 room Park Plaza hotel located in Bloomington, MN for net proceeds of $8,030. As a result of these sales, we recorded a $9,348 gain on sale of real estate in the year ended December 31, 2017. See Note 6 for further information regarding our Carlson agreement.
On June 9, 2015, pursuant to our June 2015 transaction agreement with TA, we sold to TA five TA branded travel centers that we then owned and leased to TA for $45,042. As a result of this sale, we recorded an $11,015 gain on sale of real estate in the year ended December 31, 2015.
On August 13, 2013, a travel center located in Roanoke, VA that we leased to TA was taken by eminent domain proceedings brought by the Virginia Department of Transportation, or VDOT, in connection with certain highway construction. In January 2014, we received proceeds from VDOT of $6,178, which is a substantial portion of VDOT’s estimate of the value of the property and as a result, the annual minimum rent payable by TA to us under the then applicable lease was reduced by $525, effective January 6, 2014. In November 2014, this property was surrendered to VDOT. We challenged VDOT’s estimate of this property’s value and engaged in mediation. Following the mediation, VDOT agreed to pay, and we agreed to accept, the sum of $7,200 as full payment for VDOT's taking of the travel center. VDOT subsequently made payment to us of $1,030, representing the agreed settlement less amounts previously paid to us (exclusive of interest). After deducting from this payment our and TA's share of third party costs and expenses incurred in connection with the challenge of VDOT's initial valuation of the property, we and TA will allocate and apply any remaining amount as set forth in the lease.
6. Management Agreements and Leases
As of December 31, 2017, we owned 323 hotels and 199 travel centers, which are included in 14 operating agreements. We do not operate any of our properties.
As of December 31, 2017, 320 of our hotels are leased to our TRSs and managed by independent hotel operating companies and three hotels are leased to third parties. As of December 31, 2017, our hotel properties are managed by or leased to separate subsidiaries of Marriott, InterContinental, Sonesta, Wyndham, Hyatt, Carlson and Morgans under nine agreements. These hotel agreements have initial terms expiring between 2019 and 2103. Each of these agreements is for between one and 99 of our hotels. In general, the agreements contain renewal options for all, but not less than all, of the affected properties included in each agreement, and the aggregate renewal terms range between 20 to 60 years. Most of these agreements require the third party manager or tenant to: (1) make payments to us of minimum returns or minimum rents; (2) deposit a percentage of total hotel sales into reserves established for the regular refurbishment of our hotels, or FF&E reserves; and (3) for our managed hotels, make payments to our TRSs of additional returns to the extent of available cash flows after payment of operating expenses, funding of the FF&E reserves, payment of our minimum returns, payment of certain management fees and replenishment of security deposits or guarantees. Some of our managers or tenants or their affiliates have provided deposits or guarantees to secure their obligations to pay us.

Marriott No. 1 agreement.  Our management agreement with Marriott for 53 hotels, or our Marriott No. 1 agreement, provides that as of December 31, 2017 we are to be paid an annual minimum return of $69,232 to the extent that gross revenues of the hotels, after payment of hotel operating expenses and funding of the FF&E reserve, are sufficient to do so. Marriott’s base and incentive management fees are only earned after we receive our minimum returns. We realized minimum returns of $68,944, $68,514 and $68,154 during the years ended December 31, 2017, 2016 and 2015, respectively, under this agreement.  We also realized additional returns of $6,180, $10,202 and $3,177 during the years ended December 31, 2017, 2016 and 2015, respectively, which represents our share of hotel cash flows in excess of the minimum returns due to us for those years. We do not have any security deposits or guarantees for our minimum returns from the 53 hotels included in our Marriott No. 1 agreement. Accordingly, the minimum returns we receive from these hotels managed by Marriott are limited to the hotels' available cash flows after payment of operating expenses and funding of the FF&E reserve.
We funded $5,959 for capital improvements at certain of the hotels included in our Marriott No. 1 agreement during the year ended December 31, 2017.  We currently expect to fund approximately $6,000 for capital improvements to certain hotels under our Marriott No. 1 agreement during 2018. As we fund these improvements, the annual minimum returns payable to us increase by 10% of the amounts funded.
Marriott No. 234 agreement.    Our management agreement with Marriott for 68 hotels, or our Marriott No. 234 agreement, provides that as of December 31, 2017 we are to be paid an annual minimum return of $106,538.  We realized minimum returns of $106,405, $106,275 and $106,146 during the years ended December 31, 2017, 2016 and 2015, respectively, under this agreement.  Pursuant to our Marriott No. 234 agreement, Marriott has provided us with a security deposit to cover minimum return payment shortfalls, if any.  Under this agreement, this security deposit may be replenished and increased up to $64,700 from a share of hotel cash flows in excess of the minimum returns due to us. Marriott’s base and incentive management fees are only earned after we receive our minimum returns. During the year ended December 31, 2017, our available security deposit was replenished by $9,491 from a share of hotel cash flows in excess of the minimum returns due to us for the year.  The available balance of this deposit was $25,971 as of December 31, 2017.  Pursuant to our Marriott No. 234 agreement, Marriott has also provided us with a limited guarantee which expires in 2019 for shortfalls up to 90% of our minimum returns, if and after the available security deposit has been depleted. The available balance of the guarantee was $30,672 as of December 31, 2017.

We funded $1,975 for capital improvements at certain of the hotels included in our Marriott No. 234 agreement during the year ended December 31, 2017.  We currently expect to fund approximately $8,680 for capital improvements to certain hotels under our Marriott No. 234 agreement during 2018.  As we fund these improvements, the annual minimum returns payable to us increase by 9% of the amounts funded.
Marriott No. 5 agreement. We lease one hotel in Kauai, HI to Marriott which requires that, as of December 31, 2017, we are paid annual minimum rents of $10,159.  This lease is guaranteed by Marriott and we realized rent for this hotel of $10,159 during the year ended December 31, 2017 and $10,116 during each of the years ended December 31, 2016 and 2015. The guarantee provided by Marriott with respect to this leased hotel is unlimited. Marriott has four renewal options for 15 years each. On August 31, 2016, Marriott notified us that it will not exercise its renewal option at the expiration of the current lease term ending on December 31, 2019.

InterContinental agreement.  Our management agreement with InterContinental for 99 hotels, or our InterContinental agreement, provides that, as of December 31, 2017, we are to be paid annual minimum returns and rents of $189,261.  We realized minimum returns and rents of $178,883, $158,464 and $146,921 during the years ended December 31, 2017, 2016 and 2015, respectively, under this agreement.  We also realized additional returns under this agreement of $12,250, $7,013 and $5,134 during the years ended December 31, 2017, 2016 and 2015, respectively, from our share of hotel cash flows in excess of the minimum returns and rents due to us for those years.

Pursuant to our InterContinental agreement, InterContinental has provided us with a security deposit to cover minimum payment shortfalls, if any.  Under this agreement, InterContinental is required to maintain a minimum security deposit of $37,000 and this security deposit may be replenished and increased up to $100,000 from a share of future cash flows from the hotels in excess of our minimum returns and rents. During the year ended December 31, 2017, the available security deposit was replenished by $7,557 from the hotels’ cash flows in excess of the minimum payments due to us for the year.
During the year ended December 31, 2017, we amended our InterContinental agreement in connection with each of the five hotel acquisitions we made during that period. See Note 5 for further information regarding these acquisitions. As a result of the amendments, the annual minimum returns and rents due to us increased and InterContinental provided us an aggregate of $19,696 to supplement the existing security deposit. The available balance of the InterContinental security deposit was at the contractually capped amount of $100,000 as of December 31, 2017.

We funded $4,272 for capital improvements to certain of the hotels under our InterContinental agreement during the year ended December 31, 2017.  We currently expect to fund approximately $28,000 during 2018 and approximately $20,000 during 2019 for capital improvements to certain hotels under our InterContinental agreement.  As we fund these improvements, the annual minimum returns and rents payable to us increase by 8% of the amounts funded.

Sonesta agreement. As of December 31, 2017, Sonesta managed 10 of our full service hotels and 39 of our limited service hotels pursuant to management agreements for each of the hotels, which we refer to collectively as our Sonesta agreement, and a pooling agreement, which combines those management agreements for purposes of calculating gross revenues, payment of hotel operating expenses, payment of fees and distributions and minimum returns due to us. See Notes 5 and 10 for further information regarding our relationship, agreements and transactions with Sonesta.
Our Sonesta agreement provides that we are paid a fixed annual minimum return equal to 8% of our invested capital, as defined therein, which was $109,632, as of December 31, 2017, if gross revenues of the hotels, after payment of hotel operating expenses and management and related fees (other than Sonesta’s incentive fee, if applicable), are sufficient to do so. Our Sonesta agreement further provides that we are paid an additional return based upon operating profits, as defined therein, after payment of Sonesta’s incentive fee, if applicable. We realized returns of $70,576, $59,618 and $50,442 during the years ended December 31, 2017, 2016 and 2015, respectively, under our Sonesta agreement. We do not have any security deposits or guarantees for our Sonesta hotels. Accordingly, the returns we receive from our Sonesta hotels are limited to the hotels' available cash flows after payment of operating expenses including management and related fees.
Our Sonesta agreement provides that Sonesta is entitled to receive, after payment of hotel operating expenses, a base management fee equal to 3% of gross revenues for our full service Sonesta hotels and 5% of gross revenues for our limited service Sonesta hotels. Additionally, Sonesta is entitled to a reservation fee equal to 1.5% of gross room revenues, as defined in the management agreements, a system fee for centralized services of 1.5% of gross revenues, a procurement and construction supervision fee equal to 3% of third party costs of capital expenditures and an incentive management fee equal to 20% of operating profits remaining after reimbursement to us and to Sonesta of certain advances and payment of our minimum returns. Sonesta’s incentive management fee, but not its other fees, is earned only after our minimum returns are paid. Our Sonesta agreement also provides that the costs incurred by Sonesta for advertising, marketing, promotional and public relations programs and campaigns, including “frequent stay” rewards programs, for the benefit of our Sonesta hotels are subject to reimbursement by us or are otherwise treated as hotel operating expenses, subject to our approval. We incurred base management, reservation and system fees and reimbursement costs for certain guest loyalty, marketing program and third party reservation transmission fees of $28,238, $24,194 and $21,482 for the years ended December 31, 2017, 2016 and 2015, respectively, under our Sonesta agreement. In addition, we recognized procurement and construction supervision fees of $1,080, $1,468 and $1,607 for the years ended December 31, 2017, 2016 and 2015, respectively, under our Sonesta agreement. These amounts are included in hotel operating expenses or have been capitalized, as appropriate, in our consolidated financial statements.
Our Sonesta agreement does not require FF&E escrow deposits, but does require us to fund capital expenditures that we approve at our Sonesta hotels. We funded $34,933, $54,105 and $56,649 for renovations and other capital improvements to hotels included in our Sonesta agreement during the years ended December 31, 2017, 2016 and 2015, respectively. We currently expect to fund approximately $126,000 during 2018 and approximately $57,000 during 2019 for renovations and other capital improvements to hotels under our Sonesta agreement. We owed Sonesta $4,582, $2,416 and $3,968 for capital expenditure reimbursements and for a previously estimated overpayment of minimum returns advanced at December 31, 2017, 2016 and 2015, respectively. Amounts due from Sonesta are included in due from related persons and amounts owed to Sonesta are included in due to related persons in our consolidated balance sheets, respectively.
Our Sonesta agreement expires in January 2037, and will be extended automatically for up to two successive 15 year renewal terms unless Sonesta elects not to renew the management agreements. We generally have the right to terminate our Sonesta agreement after three years without cause upon payment of a termination fee. We also have the right to terminate our Sonesta agreement without a termination fee if our minimum return is less than 6% of our invested capital during any three of four applicable consecutive years. Both we and Sonesta have the right to terminate our Sonesta agreement upon a change in control, as defined therein, of the other party, and under certain other circumstances that, in the case of termination by Sonesta, may require the payment of a termination fee. Under our Sonesta agreement, the termination fee is an amount equal to the present value of the payments that would have been made to Sonesta as a base management fee, reservation fee, system fee and incentive management fee, each as defined therein, between the date of termination of the applicable agreement and the scheduled expiration date of the term that was remaining prior to such termination, which present value is calculated based upon the average of each of such fees earned in each of the three years ended prior to the date of termination, discounted at an annual rate equal to 8%. A hotel may be designated as “non-economic” under the applicable Sonesta agreement and removed from our Sonesta agreement and subject to sale, and we have an early termination right under each of our Sonesta management agreements if the applicable hotel does not meet certain criteria for the stipulated measurement period. These stipulated measurement periods begin on the later of January 1, 2017 and January 1st of the year beginning at least 18 months following the effective date of the applicable management agreement.
On November 15, 2017, we and Sonesta converted approximately half of the rooms in the Sonesta Gwinnett hotel in Duluth, GA into limited service rooms, and amended the applicable management agreement with respect to the base management fees Sonesta earns on those rooms.
See Note 5 for information regarding the effects of certain of our property acquisitions on our management agreements with Sonesta.
Wyndham agreements.  Our management agreement with Wyndham for 22 hotels, or our Wyndham agreement, provides that as of December 31, 2017, we are to be paid annual minimum returns of $27,561.  We realized returns of $27,364, $26,725 and $26,340 during the years ended December 31, 2017, 2016 and 2015, respectively, under this agreement.  Pursuant to our Wyndham agreement, Wyndham has provided us with a guarantee which is limited to $35,656, subject to an annual payment limit of $17,828, and expires on July 28, 2020. As of December 31, 2016, $1,090 remained available to cover payment shortfalls under the management agreement. During the year ended December 31, 2017, the hotels under this agreement generated cash flows that were less than the minimum returns due to us and the remaining guarantee was depleted. This guarantee may be replenished from a share of future cash flows from these hotels in excess of our minimum returns. As of December 31, 2017, Wyndham had paid all minimum returns due to us under our Wyndham agreement.

We also lease 48 vacation units in one of our hotels to Wyndham Vacation Resorts, Inc., a subsidiary of Wyndham, or Wyndham Vacation, which requires that, as of December 31, 2017, we are paid annual minimum rents of $1,449.  The guarantee provided by Wyndham with respect to the Wyndham Vacation lease for part of one hotel is unlimited.  We recognized rents of $1,814 during each of the years ended December 31, 2017, 2016 and 2015, respectively, under our Wyndham Vacation lease agreement. Rental income for the years ended December 31, 2017, 2016 and 2015 for this lease includes $400, $441 and $481, respectively, of adjustments necessary to record rent on a straight line basis.

The Wyndham agreement provides that if the hotel cash flows available after payment of hotel operating expenses are less than the minimum returns due to us, to avoid a default Wyndham is required to pay us the greater of the available hotel cash flows and 85% of the contractual amount due. During January and February 2018, Wyndham paid us 85% of the minimum returns due under the management agreement, which payments were an aggregate of $689 less than the minimum returns due for these months. We can provide no assurance as to whether Wyndham will continue to pay at least the greater of available hotel cash flows and 85% of the minimum returns due to us or if Wyndham will default on its payments. The contractual rent due to us under the lease for Wyndham's 48 vacation units for January and February 2018 was paid to us. Our lease for Wyndham's 48 vacation units is subject to termination in the event of a manager default under our Wyndham hotel management agreement.
Our Wyndham agreement requires FF&E escrow deposits equal to 5% of total hotel sales for all hotels included in the agreement subject to available cash flows after payment of our minimum return. No FF&E escrow deposits were made during the year ended December 31, 2017 due to insufficient available cash flows generated at these hotels.

We funded $7,041 for capital improvements to certain hotels included in our Wyndham agreement during the year ended December 31, 2017. We currently expect to fund approximately $5,000 for capital improvements to hotels under our Wyndham agreement in 2018. As we fund these improvements, the annual minimum returns payable to us increase by 8% of the amounts funded.

Hyatt agreement. Our management agreement with Hyatt for 22 hotels, or our Hyatt agreement, provides that, as of December 31, 2017, we are to be paid an annual minimum return of $22,037. We realized minimum returns of $22,037 during each of the years ended December 31, 2017, 2016 and 2015 under this agreement. Pursuant to our Hyatt agreement, Hyatt has provided us with a guarantee, which is limited to $50,000. During the year ended December 31, 2017, our available guarantee was replenished by $2,797 from a share of hotel cash flows in excess of the minimum returns due to us. The available balance of the guarantee was $21,106 as of December 31, 2017.

Carlson agreement. Our management agreement with Carlson, or our Carlson agreement, provides that, as of December 31, 2017, we are to be paid an annual minimum return of $12,920. We realized minimum returns of $12,920 during each of the years ended December 31, 2017, 2016 and 2015 under this agreement. Pursuant to our Carlson agreement, Carlson provided us with a guarantee, limited to $40,000. During the year ended December 31, 2017, our available guarantee was replenished by $4,535 from a share of hotel cash flows in excess of the minimum returns due to us. The available balance of the guarantee was $33,364 at December 31, 2017. In June 2017, we amended our Carlson agreement and agreed to sell three of our then 11 Carlson hotels. During the year ended December 31, 2017, we completed the sale of these three hotels and deposited $23,438 of the net sales proceeds into the FF&E reserve escrow account for our Carlson agreement. See Note 5 for further information regarding these sales. The net proceeds from these sales will be used to fund certain renovations to the remaining eight hotels operated under our Carlson agreement and we have agreed to fund up to $35,000 for renovation costs in excess of the net sales proceeds and available FF&E reserves. We currently expect to fund approximately $6,400 during 2018 and approximately $28,600 during 2019 for these renovations. Our annual minimum returns and the limited guaranty cap under our Carlson agreement will each increase by 8% of any amounts we fund (excluding the net sales proceeds described above). In addition, as part of our June 2017 agreement with Carlson, the initial term of the management agreement and the limited guarantee provided by Carlson were extended to December 31, 2035.
Morgans agreement.  We lease The Clift Hotel in San Francisco, CA to a subsidiary of Morgans. This lease is scheduled to expire in 2103 and requires annual rent to us of $7,595, which amount is scheduled to increase on October 14, 2019 and every five years thereafter based upon consumer price index increases, but no less than 10% and no more than 20% at the time of each increase. Although the terms of this lease might have qualified it as a direct financing lease under GAAP, we recognize the rental income we receive from Morgans on a cash basis because of uncertainty regarding our collection of future rent increases. In December 2016, we notified Morgans that the closing of its merger with SBE Entertainment Group LLC, or SBE, without our consent was a breach of its lease obligations and shortly thereafter we commenced an unlawful detainer action in the California state courts to compel Morgans and SBE to surrender possession of this hotel to us. We are pursuing this litigation and are in discussions with Morgans and SBE regarding this hotel. The outcome of this pending litigation and our discussions with Morgans and SBE is not assured, but we believe Morgans may surrender to us possession of this hotel or that the court will determine that Morgans and SBE have breached the lease. We also believe that this hotel may require substantial capital investment to remain competitive in its market. The continuation of our dispute with Morgans and SBE is causing us to incur legal fees. Despite the continuation of this dispute, Morgans has paid the rents due to us through February 28, 2018; however, we believe that we may suffer some loss of future rent from this hotel, at least until this hotel is renovated and operations improve.
TA leases.  As of December 31, 2017, we leased to TA a total of 199 travel centers under five leases, and the number of travel centers leased, the term, the annual minimum rent and the deferred rent balance owed under each of these leases were as follows:

	Number of Travel Centers	Initial Term End (1)	Annual Minimum Rent as of December 31, 2017	Deferred Rent (2)
TA No. 1 Lease	40	December 31, 2029	$52,763	$27,421
TA No. 2 Lease	40	December 31, 2028	53,681	29,107
TA No. 3 Lease	39	December 31, 2026	54,005	29,324
TA No. 4 Lease	40	December 31, 2030	54,437	21,233
TA No. 5 Lease	40	June 30, 2032	69,527	42,915
	199		$284,413	$150,000

(1)	TA has two renewal options of 15 years each under each of our TA leases.

(2)
Pursuant to a rent deferral agreement with TA, TA previously deferred as of December 31, 2010 a total of $150,000 of rent payable to us, which remained outstanding as of December 31, 2017. This deferred rent obligation was allocated among our TA leases and is due at the end of the initial terms of the respective leases as noted above, except for our TA No. 5 lease, in which case the applicable deferred rent is due and payable on June 30, 2024. These deferred rent obligations are subject to acceleration at our option upon an uncured default or a change in control of TA.

Our TA leases are “triple net” leases that require TA to pay all costs incurred in the operation of the leased travel centers, including personnel, utility, inventory, customer service and insurance expenses, real estate and personal property taxes, environmental related expenses, underground storage tank removal costs and ground lease payments at those travel centers at which we lease the property and sublease it to TA. Our TA leases generally require TA to indemnify us for certain environmental matters and for liabilities that arise during the terms of the leases from ownership or operation of the leased travel centers. In addition, TA is obligated to pay us at lease expiration an amount equal to an estimate of the cost of removing underground storage tanks on the leased properties. Our TA leases do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components. Under our TA leases, TA generally cannot own, franchise, finance, operate, lease or manage any travel center or similar property that is not owned by us within 75 miles in either direction along the primary interstate on which a travel center owned by us is located without our consent.
We recognized rental income of $293,273, $279,175 and $250,582 for the years ended December 31, 2017, 2016 and 2015, respectively, under our TA leases. Rental income for the years ended December 31, 2017, 2016 and 2015 includes $11,966, $13,132 and $9,100, respectively, of adjustments necessary to record the deferred rent obligations under our TA leases and the estimated future payments to us by TA for the cost of removing underground storage tanks, in each case, on a straight line basis. As of December 31, 2017 and 2016, we had receivables for current rent amounts owed to us by TA and straight line rent adjustments of $78,513 and $65,332, respectively. These amounts are included in due from related persons in our consolidated balance sheets. On June 9, 2015, we began recognizing the deferred rent obligations under our TA leases as rental income on a straight line basis over the remaining initial terms of the respective leases because we believe the future payment of these amounts to us by TA is reasonably assured.
In addition to the payment of annual minimum rent, our TA Nos. 1, 2, 3 and 4 leases provide for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2015 non-fuel revenues) and our TA No. 5 lease provides for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2012 non-fuel revenues). We waived $372 and $1,121 of percentage rent under our TA No. 5 lease for the years ended December 31, 2016 and 2015, respectively, pursuant to a prior agreement. As of December 31, 2016, we cumulatively waived all of the $2,500 of percentage rent we previously agreed to waive. The total amount of percentage rent from TA that we recognized (which is net of the waived amount for the applicable period) was $2,106, $1,303 and $2,048 for the years ended December 31, 2017, 2016 and 2015, respectively.
Under our TA leases, TA may request that we fund capital improvements in return for increases in TA’s annual minimum rent according to the following formula: the annual minimum rent is increased by an amount equal to the amount funded by us multiplied by the greater of (1) 8.5% or (2) a benchmark U.S. Treasury interest rate plus 3.5%. TA is not obligated to request and we are not obligated to fund any such improvements. We funded $84,632, $109,926 and $99,896 during the years ended December 31, 2017, 2016 and 2015, respectively, for capital improvements to our travel center properties and, as a result, TA’s annual minimum rent payable to us increased by $7,194, $9,344 and $8,491, respectively. We currently expect to fund $51,494 for renovations and other capital improvements to our travel centers during the year ending December 31, 2018.
See Note 5 for further information regarding the effects of certain of our property acquisitions and dispositions on our leases with TA.
As of December 31, 2017, the average remaining current terms of our management agreements and leases with parties other than our TRSs, weighted based on minimum returns or rents, was approximately 14.5 years. As of December 31, 2017, our leases with parties other than our TRSs provide for contractual minimum rents to be paid to us during the remaining current terms as follows:

2018	$311,625
2019	311,861
2020	302,319
2021	301,832
2022	300,272
Thereafter	3,910,613
Total	$5,438,522

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

Management Agreements with RMR LLC. Our management agreements with RMR LLC provide for an annual base management fee, an annual incentive management fee and property management and construction supervision fees, payable in cash, among other terms:

•	Base Management Fee. The annual base management fee payable to RMR LLC by us for each applicable period is equal to the lesser of:

◦
the sum of (a) 0.7% of the average aggregate historical cost of our real estate investments up to $250,000, plus (b) 0.5% of the average aggregate historical cost of our real estate investments exceeding $250,000; and

◦
the sum of (a) 0.7% of the average closing price per share of our common shares on the stock exchange on which such shares are principally traded, during such period, multiplied by the average number of our common shares outstanding during such period, plus the daily weighted average of the aggregate liquidation preference of each class of our preferred shares outstanding during such period, plus the daily weighted average of the aggregate principal amount of our consolidated indebtedness during such period, or, together, our Average Market Capitalization, up to $250,000, plus (b) 0.5% of our Average Market Capitalization exceeding $250,000.

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

•	Incentive Management Fee. The incentive management fee which may be earned by RMR LLC for an annual period is calculated as follows:

◦	An amount, subject to a cap based on the value of our common shares outstanding, equal to 12% of the product of:

-
our equity market capitalization on the last trading day of the year immediately prior to the relevant three year measurement period (or, for purposes of calculating any incentive fee for 2015, our equity market capitalization on December 31, 2013), and

-
the amount (expressed as a percentage) by which the total return per share, as defined in the business management agreement and further described below, of our common shareholders (i.e., share price appreciation plus dividends) exceeds the total shareholder return of the SNL U.S. REIT Hotel Index, or the benchmark return per share, for the relevant measurement period.

For purposes of the total return per share of our common shareholders, share price appreciation for a measurement period is determined by subtracting (1) the closing price of our common shares on Nasdaq on the last trading day of the year immediately before the first year of the measurement period from (2) the average closing price of our common shares on the 10 consecutive trading days having the highest average closing prices during the final 30 trading days in the last year of the measurement period.

◦
The calculation of the incentive management fee (including the determinations of our equity market capitalization and the total return per share of our common shareholders) is subject to adjustments if additional common shares are issued during the measurement period.

◦	No incentive management fee is payable by us unless our total return per share during the measurement period is positive.

◦
The measurement periods are three year periods ending with the year for which the incentive management fee is being calculated, with a shorter period applicable in the case of the calculation of the incentive management fee for 2015 (two years).

◦
If our total return per share exceeds 12% per year in any measurement period, the benchmark return per share is adjusted to be the lesser of the total shareholder return of the SNL U.S. REIT Hotel Index for such measurement period and 12% per year, or the adjusted benchmark return per share. In instances where the adjusted benchmark return per share applies, the incentive management fee will be reduced if our total return per share is between 200 basis points and 500 basis points below the SNL U.S. REIT Hotel Index by a low return factor, as defined in the business management agreement, and there will be no incentive management fee paid if, in these instances, our total return per share is more than 500 basis points below the SNL U.S. REIT Hotel Index.

◦
The incentive management fee is subject to a cap. The cap is equal to the value of the number of our common shares which would, after issuance, represent 1.5% of the number of our common shares then outstanding multiplied by the average closing price of our common shares during the 10 consecutive trading days having the highest average closing prices during the final 30 trading days of the relevant measurement period.

◦
Incentive management fees we paid to RMR LLC for any period may be subject to “clawback” if our financial statements for that period are restated due to material non-compliance with any financial reporting requirements under the securities laws as a result of the bad faith, fraud, willful misconduct or gross negligence of RMR LLC and the amount of the incentive management fee we paid was greater than the amount we would have paid based on the restated financial statements.

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

Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $40,694, $36,802 and $37,331 for the years ended December 31, 2017, 2016 and 2015, respectively. The net business management fees we recognized are included in general and administrative expenses in our consolidated statements of comprehensive income for these periods. The net business management fees we recognized for each of the years ended December 31, 2017 and 2016 reflect a reduction of $3,585 for the amortization of the liability we recorded in connection with the Up-C Transaction, as further described in Note 2 under “—Available for sale securities”.
In accordance with the then applicable terms of our business management agreement, we issued 63,119 of our common shares to RMR LLC for the period from January 1, 2015 through May 31, 2015 as payment for a part of the business management fee we recognized for the applicable period. Beginning June 1, 2015, all management fees under our business management agreement are paid in cash.
Pursuant to our business management agreement, in January 2018, 2017 and 2016, we paid RMR LLC an incentive management fee of $74,573, $52,407 and $62,263 for the years ended December 31, 2017, 2016 and 2015, respectively. In calculating the incentive management fee payable by us, our total shareholder return per share was adjusted in accordance with the business management agreement to reflect aggregate net increases in the number of our common shares outstanding as a result of certain share issuances and repurchases by us in 2017, 2016 and 2015, respectively. In addition, the calculation of our benchmark return per share was also adjusted for these issuances and repurchases in accordance with the business management agreement in 2017, 2016 and 2015, respectively.
Pursuant to our property management agreement with RMR LLC, we recognized aggregate property management and construction supervision fees of $45, $64 and $33 for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts are included in hotel operating expenses in our consolidated statements of comprehensive income.

•
Expense Reimbursement. We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf. Our property level operating expenses are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. We reimbursed RMR LLC $206, $171 and $134 for property management related expenses related to the office building component of one of our hotels for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts are included in hotel operating expenses in our consolidated statements of comprehensive income for these periods. We are generally not responsible for payment of RMR LLC’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC employees assigned to work exclusively or partly at the office building component of one of our hotels, our share of the wages, benefits and other related costs of centralized accounting personnel and our share of RMR LLC’s costs for providing our internal audit function. Our Audit Committee appoints our Director of Internal Audit and our Compensation Committee approves the costs of our internal audit function. The amounts recognized as expense for internal audit costs were $276, $235 and $254 for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts are included in general and administrative expenses in our consolidated statements of comprehensive income for these periods.

•
Term. Our management agreements with RMR LLC have terms that end on December 31, 2037, and automatically extend on December 31st of each year for an additional year, so that the terms of our management agreements thereafter end on the 20th anniversary of the date of the extension.

•
Termination Rights. We have the right to terminate one or both of our management agreements with RMR LLC: (1) at any time on written notice for convenience, (2) immediately on written notice for cause, as defined therein, (3) on written notice given within 60 days after the end of an applicable calendar year for a performance reason, as defined therein, and (4) by written notice during the 12 months following a change of control of RMR LLC, as defined therein. RMR LLC has the right to terminate the management agreements for good reason, as defined therein.

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

•
Transition Services. RMR LLC has agreed to provide certain transition services to us for 120 days following an applicable termination by us or notice of termination by RMR LLC, including cooperating with us and using commercially reasonable efforts to facilitate the orderly transfer of the management and real estate investment services provided under our business management agreement and to facilitate the orderly transfer of the management of the managed properties under our property management agreement, as applicable.

•
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

•
Investment Opportunities. Under our business management agreement with RMR LLC, we acknowledge that RMR LLC may engage in other activities or businesses and act as the manager to any other person or entity (including other REITs) even though such person or entity has investment policies and objectives similar to ours and we are not entitled to preferential treatment in receiving information, recommendations and other services from RMR LLC.

8. Indebtedness
Our principal debt obligations at December 31, 2017 were: (1) our $398,000 of outstanding borrowings under our $1,000,000 revolving credit facility; (2) our $400,000 term loan; and (3) an aggregate outstanding principal amount of $3,250,000 of public issuances of senior notes.
Our $1,000,000 revolving credit facility is available for general business purposes, including acquisitions.  The maturity date of our revolving credit facility is July 15, 2018 and, subject to our payment of an extension fee and meeting other conditions, we have the option to extend the stated maturity date of our revolving credit facility by one year to July 15, 2019. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. We are required to pay interest on borrowings under our revolving credit facility at the rate of LIBOR plus a premium, which was 110 basis points as of December 31, 2017. We also pay a facility fee, which was 20 basis points per annum at December 31, 2017, on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings.  As of December 31, 2017, the annual interest rate for the amount outstanding under our revolving credit facility was 2.67%. The weighted average annual interest rate for borrowings under our unsecured revolving credit facility was 2.24%, 1.60% and 1.30% for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017 and February 28, 2018, we had $398,000 and $121,000 outstanding and $602,000 and $879,000 available under our revolving credit facility, respectively.

Our revolving credit facility is governed by a credit agreement with a syndicate of institutional lenders, which also governs our term loan. Our $400,000 term loan, which matures on April 15, 2019, is prepayable without penalty at any time.  We are required to pay interest on the amounts under our term loan at the rate of LIBOR plus a premium, which was 120 basis points as of December 31, 2017.  The interest rate premium is subject to adjustment based on changes to our credit ratings.  As of December 31, 2017, the annual interest rate for the amount outstanding under our term loan was 2.56%. The weighted average annual interest rate for borrowings under our term loan was 2.27% 1.68% and 1.39% for the years ended December 31, 2017, 2016 and 2015, respectively.
Our credit agreement also includes a feature under which maximum aggregate borrowings may be increased up to $2,300,000 on a combined basis in certain circumstances.  Our credit agreement and our notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business manager. Our credit agreement and our senior notes indentures and their supplements also contain a number of covenants, including covenants that restrict our ability to incur debts or to make distributions under certain circumstances and generally require us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of our credit agreement and our senior notes indentures and their supplements at December 31, 2017.
On February 3, 2016, we issued $750,000 aggregate principal amount of senior notes in public offerings, which included $400,000 aggregate principal amount of 4.250% senior notes due 2021 and $350,000 aggregate principal amount 5.25% senior notes due 2026.  Net proceeds from these offerings were $731,506 after discounts and expenses.
On March 11, 2016, we redeemed at par all of our outstanding 6.300% senior notes due 2016 for a redemption price equal to the principal amount of $275,000, plus accrued and unpaid interest (an aggregate of $279,139). As a result of the redemption, we recorded a loss on early extinguishment of debt of $70 in the year ended December 31, 2016, which represented the unamortized discounts and issuance costs of these notes.
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
On October 29, 2017, we redeemed at par all of our outstanding 6.700% senior notes due 2018 for a redemption price equal to the principal amount of $350,000, plus accrued and unpaid interest (an aggregate of $356,774). As a result of the redemption, we recorded a loss on early extinguishment of debt of $146 in the year ended December 31, 2017, which represented the unamortized discounts and issuance costs of these notes.
On February 2, 2018, we issued $400,000 principal amount of 4.375% senior notes due 2030 in a public offering. Net proceeds from this offering were $386,476 after discounts and expenses.
All of our senior notes are prepayable at any time prior to their maturity date at par plus accrued interest plus a premium equal to a make whole amount, as defined, generally designed to preserve a stated yield to the noteholder. Interest on all of our senior notes is payable semi-annually in arrears.
None of our debt obligations require sinking fund payments prior to their maturity dates.

The required principal payments due during the next five years and thereafter under all our outstanding debt at December 31, 2017 are as follows:

2018	$398,000
2019	400,000
2020	—
2021	400,000
2022	500,000
Thereafter	2,350,000
$4,048,000

9. Income Taxes
On December 22, 2017, new federal tax legislation referred to as the Tax Cuts and Jobs Act, or the Tax Act, was enacted. The Tax Act significantly revised the U.S. corporate income tax system, by among other things, lowering the corporate income tax rate. The federal income tax rate for tax years ending after December 31, 2017 is reduced from a maximum rate of 35% to 21%. The reduction in the corporate income tax rate caused us to adjust our deferred tax assets and liabilities, including the corresponding valuation allowance, to reflect the lower federal rate. Additionally, the Tax Act repealed the Alternative Minimum Tax imposed on corporations and made certain Minimum Tax Credits, or MTC, available to offset regular tax liability or refundable for tax years beginning after 2017 and before 2022. We realized a federal tax benefit of $5,431 related to MTC refunds we expect to receive prior to 2022. We will monitor future interpretations of the Tax Act as they develop, and accordingly our estimates may change.

Our provision (benefit) for income taxes consists of the following:

	For the Year Ended December 31,
	2017	2016	2015
Current:
Federal (1)	$(5,431)	$—	$—
State	1,713	1,631	1,435
Foreign	670	2,380	200
	(3,048)	4,011	1,635
Deferred:
Foreign	(236)	9	(69)
	(236)	9	(69)
	$(3,284)	$4,020	$1,566

(1) We realized a $5,431 tax benefit in 2017 related to the enactment of the Tax Act.
A reconciliation of our effective tax rate and the current U.S. Federal statutory income tax rate is as follows:

	For the Year Ended December 31,
	2017	2016	2015
Taxes at statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
Nontaxable income of HPT	(35.0)%	(35.0)%	(35.0)%
Minimum Tax Credit Refund	(2.6)%	0.0%	0.0%
State and local income taxes, net of federal tax benefit	0.8%	0.8%	0.8%
Foreign taxes	0.3%	1.0%	0.1%
Tax Act adjustment	21.8%	0.0%	0.0%
Change in valuation allowance	(23.5)%	0.8%	3.7%
Other differences, net	1.6%	(0.8)%	(3.7)%
Effective tax rate	(1.6)%	1.8%	0.9%

Deferred income tax balances generally reflect the net tax effects of temporary differences between the carrying amounts of certain of our assets and liabilities in our consolidated balance sheets and the amounts used for income tax purposes and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. Significant components of our deferred tax assets and liabilities are as follows:

	For the Year Ended December 31,
	2017	2016
Deferred tax assets:
Tax credits	$5,984	$11,727
Tax loss carryforwards	85,661	129,808
Other	3,894	3,686
	95,539	145,221
Valuation allowance	(94,692)	(144,593)
	847	628
Deferred tax liabilities:
Property basis difference	(9,068)	(9,086)
Net deferred tax liabilities	$(8,221)	$(8,458)

Net deferred tax liabilities are included in accounts payable and other liabilities in the accompanying consolidated balance sheets.
On January 31, 2007, we succeeded to certain tax attributes in connection with our acquisition of TravelCenters of America, Inc., including net operating loss carryforwards and tax credit carryforwards. At December 31, 2017 and 2016, we had a net deferred tax asset, prior to any valuation allowance, of $37,800 and $61,173, respectively, related to these carryover tax attributes. Because of the uncertainty surrounding our ability to realize the future benefit of these assets we have provided a 100% valuation allowance as of December 31, 2017 and 2016. As of December 31, 2017 these carryover tax attributes consist of: (i) net operating loss carryforwards for federal income tax purposes of approximately $136,420 which begin to expire in 2026 if unused and (ii) general business tax credits of $5,984 which began to expire in 2009. The utilization of these tax loss carryforwards and tax credits is subject to limitations under Section 382 of the IRC.
At December 31, 2017 and 2016, our consolidated TRS had a net deferred tax asset, prior to any valuation allowance, of $51,589 and $77,387 respectively, which consists primarily of the tax benefit of net operating loss carryforwards and tax credits. Because of the uncertainty surrounding our ability to realize the future benefit of these assets, we have provided a 100% valuation allowance as of December 31, 2017 and 2016. As of December 31, 2017, our consolidated TRS had net operating loss carryforwards for federal income tax purposes of approximately $209,019 which begin to expire in 2023 if unused.
10. Related Person Transactions

We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. RMR LLC is a subsidiary of RMR Inc. Our Managing Trustee, Adam Portnoy, as the current sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. and as the current sole trustee of ABP Trust beneficially owns all the class A membership units of RMR LLC not owned by RMR Inc. Adam Portnoy is a managing director, president and chief executive officer of RMR Inc. and an officer of RMR LLC. Barry Portnoy was our other Managing Trustee and a managing director and an officer of RMR Inc. and an officer of RMR LLC until his death on February 25, 2018. Each of our executive officers is also an officer of RMR LLC, including Ethan Bornstein, the son-in-law of Barry Portnoy and the brother-in-law of Adam Portnoy. Certain of TA’s and Sonesta’s executive officers are officers of RMR LLC. Our Independent Trustees also serve as independent directors or independent trustees of other companies to which RMR LLC or its subsidiaries provide management services. Adam Portnoy serves as a managing director or managing trustee of almost all of the public companies to which RMR LLC or its subsidiaries provide management services. In addition, officers of RMR LLC and RMR Inc. serve as our officers and officers of other companies to which RMR LLC or its subsidiaries provide management services.
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
Lease With RMR LLC. We lease office space to RMR LLC in the office building component of one of our hotels. Pursuant to our lease agreement with RMR LLC, we recognized rental income from RMR LLC for leased office space of $35, $35 and $34 for the years ended December 31, 2017, 2016 and 2015, respectively. Our office space lease with RMR LLC is terminable by RMR LLC if our management agreements with RMR LLC are terminated.
Share Awards to RMR LLC Employees. We have historically granted share awards to certain RMR LLC employees under our equity compensation plans. During the years ended December 31, 2017, 2016 and 2015, we granted to our officers and other employees of RMR LLC annual share awards of 85,000, 79,100 and 76,250 of our common shares, respectively, valued at $2,387, $2,260 and $1,957, respectively, based upon the closing price of our common shares on the applicable stock exchange on which our common shares were listed on the dates of grant. One fifth of these awards vested on the applicable grant dates and one fifth vests on each of the next four anniversaries of the grant dates. These awards to RMR LLC employees are in addition to the share awards granted to Adam Portnoy and Barry Portnoy as then Managing Trustees and the fees we paid to RMR LLC. During these periods, we purchased some of our common shares from certain of our trustees and officers and other employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. See Note 4 for further information regarding these purchases.
Acquisition of Interest in RMR LLC, Our Manager. On June 5, 2015, we and three other RMR managed REITs - Government Properties Income Trust, Select Income REIT and Senior Housing Properties Trust, or collectively, the Other REITs - participated in a transaction, or the Up-C Transaction, by which we and the Other REITs each acquired shares of class A common stock of RMR Inc. The Up-C Transaction was completed pursuant to a transaction agreement among us, RMR LLC, ABP Trust (RMR LLC's then sole member) and RMR Inc. and similar transaction agreements that each Other REIT entered into with RMR LLC, ABP Trust and RMR Inc. As part of the Up-C Transaction and concurrently with entering into the transaction agreements, on June 5, 2015, among other things:

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

•
We entered into a lock up and registration rights agreement with ABP Trust, Adam Portnoy and Barry Portnoy pursuant to which they agreed not to transfer the 1,490,000 of our common shares ABP Trust received in the Up-

C Transaction for a 10 year period ending on June 5, 2025 and we granted them certain registration rights, subject, in each case, to certain exceptions.
Each Other REIT participated in the Up-C Transaction in a similar manner. After giving effect to the Up-C Transaction, RMR LLC became a subsidiary of RMR Inc. and RMR Inc. became the managing member of RMR LLC.
Pursuant to the transaction agreements for the Up-C Transaction, on December 14, 2015, we distributed 2,515,344 shares of class A common stock of RMR Inc. to our shareholders as a special distribution, which represented approximately half of the shares of class A common stock of RMR Inc. issued to us in the Up-C Transaction; each Other REIT also distributed approximately half of the shares of class A common stock of RMR Inc. issued to it in the Up-C Transaction to its respective shareholders. RMR Inc. facilitated these distributions by filing a registration statement with the SEC to register the shares of class A common stock of RMR Inc. being distributed and by listing those shares on Nasdaq. In connection with this distribution, we recognized a non cash loss of $36,773 in the fourth quarter of 2015 as a result of the closing price of the class A common stock of RMR Inc. being lower than our carrying amount per share on the distribution date. See Notes 2 and 14 for information regarding the fair value of our investment in RMR Inc. as of December 31, 2017.
Through their ownership of class A common stock of RMR Inc., class B-1 common stock of RMR Inc., class B-2 common stock of RMR Inc. and class A membership units of RMR LLC, as of December 31, 2017, our then Managing Trustees, Adam Portnoy and Barry Portnoy in aggregate held, directly and indirectly (including as trustees of ABP Trust), a 51.9% economic interest in RMR LLC and control 91.4% of the voting power of outstanding capital stock of RMR Inc. We currently hold 2,503,777 shares of class A common stock of RMR Inc.
TA. TA was our 100% owned subsidiary until we distributed its common shares to our shareholders in 2007. TA is our largest tenant and property operator, leasing 35% of our gross carrying value of real estate properties as of December 31, 2017. We are TA’s largest shareholder; as of December 31, 2017, we owned 3,420,000 common shares, representing approximately 8.6% of TA’s outstanding common shares. Our Managing Trustee, Adam Portnoy, is a managing director of TA. Barry Portnoy served as a managing director of TA until his death on February 25, 2018. Thomas O’Brien, TA's former managing director and former president and chief executive officer, who resigned effective December 31, 2017, was also an officer of RMR LLC until December 31, 2017, and was an executive officer of ours until 2007. TA’s chief executive officer, president and chief operating officer, executive vice president, chief financial officer and treasurer and executive vice president and general counsel are also officers of RMR LLC. RMR LLC provides management services to both us and TA.
Spin-Off of TA. In connection with TA’s spin-off, we entered a transaction agreement with TA and RMR LLC, pursuant to which TA granted us a right of first refusal to purchase, lease, mortgage or otherwise finance any interest TA owns in a travel center before it sells, leases, mortgages or otherwise finances that travel center to or with another party, and TA also granted us and any other company managed by RMR LLC a right of first refusal to acquire or finance any real estate of the types in which we or they invest before TA does. TA also agreed that for so long as TA is a tenant of ours it will not permit: the acquisition by any person or group of beneficial ownership of 9.8% or more of the voting shares or the power to direct the management and policies of TA or any of its subsidiary tenants or guarantors under its leases with us; the sale of a material part of the assets of TA or any such tenant or guarantor; or the cessation of certain continuing directors constituting a majority of the board of directors of TA or any such tenant or guarantor. TA also agreed not to take any action that might reasonably be expected to have a material adverse impact on our ability to qualify as a REIT and to indemnify us for any liabilities we may incur relating to TA’s assets and business.
Lease Arrangements with TA. We lease all 199 of our travel centers to TA under the TA leases. We have also engaged in other transactions with TA, including in connection with the Transaction Agreement that we entered into with TA on June 1, 2015.
See Notes 5 and 6 for further information regarding our relationships, agreements and transactions with TA.
Sonesta. Sonesta is a private company owned in part by our Managing Trustee, Adam Portnoy, who also serves as Sonesta’s director. Barry Portnoy also served as a director of Sonesta and was the other shareholder of Sonesta until his death on February 25, 2018. Sonesta’s other director serves as RMR Inc.’s executive vice president, general counsel and secretary and as our Secretary. Sonesta’s chief executive officer and chief financial officer are officers of RMR LLC. Certain other officers and employees of Sonesta are former employees of RMR LLC. RMR LLC also provides certain services to Sonesta. As of December 31, 2017, Sonesta managed 49 of our hotels pursuant to our Sonesta agreement. See Notes 5 and 6 for further information regarding our relationships, agreements and transactions with Sonesta.

AIC. We, ABP Trust, TA and four other companies to which RMR LLC provides management services currently own AIC, an Indiana insurance company, in equal amounts and are parties to a shareholders agreement regarding AIC. All of our Trustees and all of the trustees and directors of the other AIC shareholders currently serve on the board of directors of AIC. RMR LLC provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Pursuant to this agreement, AIC pays to RMR LLC a service fee equal to 3% of the total annual net earned premiums payable under then active policies issued or underwritten by AIC or by a vendor or an agent of AIC on its behalf or in furtherance of AIC’s business.
We and the other AIC shareholders participate in a combined property insurance program arranged and insured or reinsured in part by AIC. We paid aggregate annual premiums, including taxes and fees, of $6,387, $4,004 and $4,099 in connection with this insurance program for the policy years ending June 30, 2018, 2017 and 2016, respectively, which amount for the current policy year ending June 30, 2018 may be adjusted from time to time as we acquire and dispose of properties that are included in this insurance program.
As of December 31, 2017, 2016 and 2015, our investment in AIC had a carrying value of $8,192, $7,123 and $6,834, respectively. These amounts are included in other assets in our consolidated balance sheets. We recognized income of $607, $137 and $21 related to our investment in AIC for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts are presented as equity in earnings of an investee in our consolidated statements of comprehensive income. Our other comprehensive income includes our proportionate part of unrealized gains (losses) on securities which are owned and held for sale by AIC of $460, $152 and $(20) related to our investment in AIC for the years ended December 31, 2017, 2016 and 2015, respectively.
Directors’ and Officers’ Liability Insurance. We, RMR Inc., RMR LLC and certain other companies to which RMR LLC or its subsidiaries provide management services, including TA, participate in a combined directors’ and officers’ liability insurance policy. This combined policy expires in September 2019. We paid aggregate premiums of $253, $141 and $463 in 2017, 2016 and 2015, respectively, for these policies.
11. Concentration
Geographic Concentration
At December 31, 2017, our 522 properties were located in 45 states in the United States, Ontario, Canada and Puerto Rico. Between 5% and 11% of our properties, by investment, were located in each of California, Texas, Georgia and Illinois. Our two hotels in Ontario, Canada and our hotel in Puerto Rico represent 2% of our hotels, by investment, in the aggregate at December 31, 2017.

Credit Concentration
All of our managers and tenants are subsidiaries of other companies. The percentage of our annual minimum returns and rents, for each management or lease agreement is shown below, as of December 31, 2017.

Agreement Reference Name	Number of Properties	Annual Minimum Returns/Rents	% of Total	Investment(1)	% of Total
Marriott (No. 1)	53	$69,232	8%	$697,258	7%
Marriott (No. 234)	68	106,538	13%	1,003,364	10%
Marriott (No. 5)	1	10,159	1%	90,078	1%
Subtotal Marriott	122	185,929	22%	1,790,700	18%
InterContinental(2)	99	189,261	23%	2,040,085	21%
Sonesta	49	109,632	13%	1,457,479	15%
Wyndham(3)	22	29,010	4%	393,800	4%
Hyatt	22	22,037	3%	301,942	3%
Carlson	8	12,920	2%	195,101	2%
Morgans	1	7,595	1%	120,000	1%
Subtotal Hotels	323	556,384	68%	6,299,107	64%
TA (No. 1)	40	52,763	6%	677,032	7%
TA (No. 2)	40	53,681	6%	681,055	7%
TA (No. 3)	39	54,005	6%	636,016	7%
TA (No. 4)(4)	40	54,437	6%	618,615	6%
TA (No. 5)	40	69,527	8%	885,695	9%
Subtotal TA	199	284,413	32%	3,498,413	36%
Total	522	$840,797	100%	$9,797,520	100%

(1)
Represents historical cost of our properties plus capital improvements funded by us less impairment writedowns, if any, and excludes capital improvements made from FF&E reserves funded from hotel operations.

(2)	The annual minimum return/minimum rent amount presented includes $7,912 of rent related to our lease with InterContinental for one hotel in Puerto Rico.

(3)	The annual minimum return/minimum rent amount presented includes $1,449 of rent related to our lease with Wyndham Vacation for 48 vacation units in one hotel.

(4)	The annual minimum rent amount for our TA No. 4 agreement includes approximately $2,147 of ground rent paid by TA for a property we lease and sublease to TA.

Minimum return and minimum rent payments due to us under some of these hotel management agreements and leases are supported by guarantees. The guarantee provided by Marriott with respect to the 68 hotels managed by Marriott under our Marriott No. 234 agreement is limited to $40,000 ( $30,672 remaining at December 31, 2017) and expires on December 31, 2019. The guarantee provided by Wyndham with respect to the 22 hotels managed by Wyndham is limited to $35,656 and expires on July 28, 2020. During the year ended December 31, 2017, the hotels under this agreement generated cash flows that were less than the minimum returns due to us and the remaining guarantee was depleted. The guarantee provided by Hyatt with respect to the 22 hotels managed by Hyatt is limited to $50,000 ($21,106  remaining at December 31, 2017). The guarantee provided by Carlson with respect to the eight hotels managed by Carlson is limited to $40,000 ( $33,364 remaining at December 31, 2017). These guarantees may be replenished by future cash flows from the hotels in excess of our minimum returns. The guarantee provided by Wyndham for the lease with Wyndham Vacation is unlimited. The guarantee provided by Marriott with respect to the one hotel leased by Marriott (Marriott No. 5 agreement) is unlimited.
Security deposits support minimum return and minimum rent payments that may be due to us under some of our management agreements and leases. As of December 31, 2017, we hold security deposits for our 99 hotels managed or leased by InterContinental ($100,000) and for the 68 hotels included in our Marriott No. 234 agreement ($25,971).  These deposits may be replenished further in the future from available cash flows.

Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $31,477, $28,421 and $28,644 less than the minimum returns due to us for the years ended December 31, 2017, 2016, and 2015, respectively. When managers of these hotels are required to fund the shortfalls under the terms of our operating agreements or their guarantees, we reflect such fundings (including security deposit applications) in our consolidated statements of comprehensive income as a reduction of hotel operating expenses. The reduction to hotel operating expenses was $4,673, $2,918 and $2,574 in the years ended December 31, 2017, 2016 and 2015, respectively. When we reduce the amounts of the security deposits we hold for any of our operating agreements for payment deficiencies, it does not result in additional cash flows to us of the deficiency amounts, but reduces the refunds due to the respective lessees or managers who have provided us with these deposits upon expiration of the respective management agreement.  The security deposits are non-interest bearing and are not held in escrow.  We had shortfalls at certain of our managed hotel portfolios not funded by the managers of these hotels under the terms of our operating agreements of $26,804, $25,503 and $26,070 during the years ended December 31, 2017, 2016 and 2015, respectively, which represents the unguaranteed portion of our minimum returns from Sonesta.
Certain of our managed hotel portfolios had net operating results that were in the aggregate, $68,338, $81,227 and $68,597 more than the minimum returns due to us during the years ended December 31, 2017, 2016 and 2015, respectively.  Certain of our guarantees and our security deposits may be replenished by a share of future cash flows from the applicable hotel operations in excess of the minimum returns due to us pursuant to the terms of the respective agreements.  When our guarantees and our security deposits are replenished by cash flows from hotel operations, we reflect such replenishments in our consolidated statements of comprehensive income as an increase to hotel operating expenses.  We had $25,419, $34,148 and $27,231 of guarantee and security deposit replenishments during the years ended December 31, 2017, 2016 and 2015, respectively.
12. Selected Quarterly Financial Data (Unaudited)

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$488,602	$570,603	$577,588	$535,142
Net income	37,171	60,699	85,728	31,545
Net income available for common shareholders	25,843	60,699	85,728	31,545
Net income available for common shareholders per share (basic and diluted)(1)	0.16	0.37	0.52	0.19
Distributions per common share(2)	0.51	0.52	0.52	0.52

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$474,118	$550,299	$543,516	$479,278
Net income	52,051	56,061	51,812	63,186
Net income available for common shareholders	46,885	50,895	46,646	58,020
Net income available for common shareholders per share (basic and diluted)(1)	0.31	0.34	0.30	0.35
Distributions per common share(2)	0.50	0.51	0.51	0.51

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

	For the Year Ended December 31, 2017
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$1,843,501	$—	$—	$1,843,501
Rental income	30,491	293,273	—	323,764
FF&E reserve income	4,670	—	—	4,670
Total revenues	1,878,662	293,273	—	2,171,935

Hotel operating expenses	1,279,547	—	—	1,279,547
Depreciation and amortization	242,829	143,830	—	386,659
General and administrative	—	—	125,402	125,402
Total expenses	1,522,376	143,830	125,402	1,791,608

Operating income (loss)	356,286	149,443	(125,402)	380,327

Dividend income	—	—	2,504	2,504
Interest income	—	—	798	798
Interest expense	—	—	(181,579)	(181,579)
Loss on early extinguishment of debt	—	—	(146)	(146)
Income (loss) before income taxes and equity in earnings of an investee	356,286	149,443	(303,825)	201,904
Income tax benefit	—	—	3,284	3,284
Equity in earnings of an investee	—	—	607	607
Income (loss) before gain on sale of real estate	356,286	149,443	(299,934)	205,795
Gain on sale of real estate	9,348	—	—	9,348
Net income (loss)	$365,634	$149,443	$(299,934)	$215,143

	As of December 31, 2017
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$4,477,512	$2,476,073	$196,800	$7,150,385

	For the Year Ended December 31, 2016
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$1,733,103	$—	$—	$1,733,103
Rental income	30,425	279,175	—	309,600
FF&E reserve income	4,508	—	—	4,508
Total revenues	1,768,036	279,175	—	2,047,211

Hotel operating expenses	1,202,538	—	—	1,202,538
Depreciation and amortization	224,335	133,007	—	357,342
General and administrative	—	—	99,105	99,105
Acquisition related costs	1,367	—	—	1,367
Total expenses	1,428,240	133,007	99,105	1,660,352

Operating income (loss)	339,796	146,168	(99,105)	386,859

Dividend income	—	—	2,001	2,001
Interest income	—	—	274	274
Interest expense	—	—	(161,913)	(161,913)
Loss on early extinguishment of debt	—	—	(228)	(228)
Income (loss) before income taxes, equity in earnings of an investee and gain on sale of real estate	339,796	146,168	(258,971)	226,993
Income tax expense	—	—	(4,020)	(4,020)
Equity in earnings of an investee	—	—	137	137
Net income (loss)	$339,796	$146,168	$(262,854)	$223,110

	As of December 31, 2016
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$4,005,481	$2,483,718	$145,029	$6,634,228

	For the Year Ended December 31, 2015
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$1,636,834	$—	$—	$1,636,834
Rental income	30,353	250,582	—	280,935
FF&E reserve income	4,135	—	—	4,135
Total revenues	1,671,322	250,582	—	1,921,904

Hotel operating expenses	1,143,981	—	—	1,143,981
Depreciation and amortization	213,964	115,812	—	329,776
General and administrative	—	—	109,837	109,837
Acquisition related costs	2,259	—	116	2,375
Total expenses	1,360,204	115,812	109,953	1,585,969

Operating income (loss)	311,118	134,770	(109,953)	335,935

Dividend income	—	—	2,640	2,640
Interest income	—	—	44	44
Interest expense	—	—	(144,898)	(144,898)
Loss on distribution to shareholders of The RMR Group Inc. common stock	—	—	(36,773)	(36,773)
Income (loss) before income taxes, equity in earnings of an investee and gain on sale of real estate	311,118	134,770	(288,940)	156,948
Income tax expense	—	—	(1,566)	(1,566)
Equity in earnings of an investee	—	—	21	21
Income (loss) before gain on sale of real estate	311,118	134,770	(290,485)	155,403
Gain on sale of real estate	—	11,015	—	11,015
Net income (loss)	$311,118	$145,785	$(290,485)	$166,418

	As of December 31, 2015
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$3,892,316	$2,440,393	$62,088	$6,394,797
14. Fair Value of Assets and Liabilities
The table below presents certain of our assets carried at fair value at December 31, 2017, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

		Fair Value at Reporting Date Using
Description	Carrying Value at December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Fair Value Measurement Assets:
Investment in TA(1)	$14,022	$14,022	$—	$—
Investment in RMR Inc.(2)	$148,474	$148,474	$—	$—

(1)
Our 3,420,000 common shares of TA, which are included in other assets in our consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs). Our historical cost basis for these shares is $17,407 as of December 31, 2017. The unrealized loss of ($3,385) for these shares as of December 31, 2017 is included in cumulative other comprehensive income in our consolidated balance sheets. We evaluated the decline in the fair value of the TA shares and determined that based on the severity and duration of the decline, and our ability and intent to hold the investment for a reasonable period of time sufficient for a recovery of fair value, we do not consider this investment to be other-than-temporarily impaired at December 31, 2017.

(2)
Our 2,503,777 shares of class A common stock of RMR Inc., which are included in other assets in our consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs).  Our historical cost basis for these shares is $66,374 as of

December 31, 2017.  The unrealized gain of $82,100 for these shares as of December 31, 2017 is included in cumulative other comprehensive income in our consolidated balance sheets.
In addition to the investment securities included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, revolving credit facility, term loan, senior notes and security deposits. At December 31, 2017 and December 31, 2016, the fair values of these additional financial instruments approximated their carrying values in our consolidated balance sheets due to their short term nature or variable interest rates, except as follows:

	December 31, 2017		December 31, 2016
	Carrying Amount (1)	Fair Value	Carrying Amount (1)	Fair Value
Senior Unsecured Notes, due 2018 at 6.70% (2)	—	—	349,387	358,740
Senior Unsecured Notes, due 2021 at 4.25%	395,497	413,676	394,056	413,790
Senior Unsecured Notes, due 2022 at 5.00%	494,398	533,908	493,187	527,945
Senior Unsecured Notes, due 2023 at 4.50%	499,104	523,275	298,134	298,845
Senior Unsecured Notes, due 2024 at 4.65%	347,484	368,804	347,079	348,523
Senior Unsecured Notes, due 2025 at 4.50%	345,055	363,589	344,368	341,439
Senior Unsecured Notes, due 2026 at 5.25%	340,826	377,431	339,697	354,772
Senior Unsecured Notes, due 2027 at 4.95%	393,137	422,914	—	—
Senior Unsecured Notes, due 2028 at 3.95%	388,461	390,930	—	—
Convertible Senior Unsecured Notes, due 2027 at 3.8% (3)	—	—	8,478	8,599
Total financial liabilities	$3,203,962	$3,394,527	$2,574,386	$2,652,653

(1)	Carrying value includes unamortized discounts and premiums and certain issuance costs.

(2)	These senior notes were redeemed at par plus accrued interest in October 2017.

(3)	These convertible senior notes were redeemed at par plus accrued interest in April 2017.
At December 31, 2017 and 2016, we estimated the fair values of our senior notes using an average of the bid and ask price of our then outstanding issuances of senior notes (Level 2 inputs).  We estimated the fair value of our convertible senior notes at December 31, 2016 using discounted cash flows analyses and currently prevailing market interest rates (Level 3 inputs) because no market quotes or other observable inputs for these notes were available at December 31, 2016.

Hospitality Properties Trust
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(dollars in millions)

	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount at which Carried at Close of Period
	Land	Building & Improvements	Improvements	Impairment	Cost Basis Adjustment(1)	Land	Building & Improvements	Total(2)
149 TravelCenters of America	$607	$993	$568	$—	$(2)	$607	$1,559	$2,166
50 Petro Stopping Centers	273	553	218	—	—	273	771	1,044
71 Courtyards	125	643	223	(8)	(10)	125	848	973
35 Residence Inns	68	326	124	(3)	(3)	68	444	512
61 Candlewood Hotels	71	383	73	(14)	(7)	71	435	506
10 Crowne Plaza	69	348	83	—	—	69	431	500
5 Royal Sonesta	68	380	72	(16)	(9)	68	427	495
39 Sonesta ES Suites	67	297	179	(35)	(27)	67	414	481
19 Staybridge Suites	51	211	29			51	240	291
5 Sonesta Hotels and Resorts	62	151	65	(15)	(5)	62	196	258
3 Kimpton Hotels	45	207	—	—	—	45	207	252
6 Wyndham Hotels and Resorts and Wyndham Grand	35	175	60	(26)	(8)	35	201	236
22 Hyatt Place	24	185	16	—	—	24	201	225
3 InterContinental	14	100	97	—	—	14	197	211
2 Marriott Full Service	10	69	57	—	—	10	126	136
1 Clift Hotel	28	80	—	—	—	28	80	108
4 Radisson	6	80	10	—	—	6	90	96
12 TownePlace Suites	17	78	24	(15)	(18)	17	69	86
3 Holiday Inn	7	33	30	—	—	7	63	70
16 Hawthorn Suites	14	77	19	(33)	(18)	14	45	59
4 Country Inn and Suites	5	52	(2)	—	—	5	50	55
2 SpringHill Suites	3	15	2	—	—	3	17	20

Total (522 properties)	$1,669	$5,436	$1,947	$(165)	$(107)	$1,669	$7,111	$8,780

(1)	Represents reclassifications between accumulated depreciation and building & improvements made to record certain properties at fair value in accordance with GAAP.

(2)	Excludes $648 of personal property classified in our consolidated balance sheets as furniture, fixtures and equipment.

Hospitality Properties Trust
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2017
(dollars in millions)

	Accumulated Depreciation(1)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Income Statement is Computed
149 TravelCenters of America	$(640)	1962 through 2017	2007 through 2017	10 - 40 Years
71 Courtyards	(394)	1987 through 2000	1995 through 2003	10 - 40 Years
50 Petro Stopping Centers	(290)	1975 through 2017	2007 through 2017	10 - 40 Years
35 Residence Inns	(198)	1989 through 2002	1996 through 2005	10 - 40 Years
61 Candlewood Hotels	(179)	1996 through 2000	1997 through 2003	10 - 40 Years
19 Staybridge Suites	(97)	1989 through 2002	1996 through 2006	10 - 40 Years
22 Hyatt Place	(95)	1992 through 2000	1997 through 2002	10 - 40 Years
10 Crowne Plaza	(73)	1971 through 1988	2006 and 2017	10 - 40 Years
3 InterContinental	(65)	1924 through 1989	2006	10 - 40 Years
5 Royal Sonesta	(64)	1922 through 1987	2005 through 2017	10 - 40 Years
2 Marriott Full Service	(58)	1972 through 1995	1998 through 2001	10 - 40 Years
39 Sonesta ES Suites	(57)	1984 through 2000	1996 through 2017	10 - 40 Years
4 Radisson	(43)	1987 through 1990	1996 through 1997	10 - 40 Years
6 Wyndham Hotels and Resorts and Wyndham Grand	(31)	1960 through 1988	2006 through 2013	10 - 40 Years
5 Sonesta Hotels and Resorts	(30)	1924 through 1989	2005 through 2016	10 - 40 Years
4 Country Inn and Suites	(25)	1987 through 1997	1996 and 2005	10 - 40 Years
12 TownePlace Suites	(23)	1997 through 2000	1998 through 2001	10 - 40 Years
3 Holiday Inn	(11)	1984 through 2001	2006	10 - 40 Years
16 Hawthorn Suites	(11)	1996 through 2000	1997 through 2006	10 - 40 Years
1 Clift Hotel	(10)	1913	2012	10 - 40 Years
2 SpringHill Suites	(8)	1997 through 2000	2000 through 2001	10 - 40 Years
3 Kimpton Hotels	(7)	1901 through 1927	2016 through 2017	10 - 40 Years

Total (522 properties)	$(2,409)

(1)	Excludes accumulated depreciation of $375 related to personal property classified in our consolidated balance sheets as furniture, fixtures and equipment.

HOSPITALITY PROPERTIES TRUST
NOTES TO SCHEDULE III
December 31, 2017
(dollars in thousands)

(A)	The change in total cost of properties for the period from January 1, 2015 to December 31, 2017 is as follows:

	2017	2016	2015
Balance at beginning of year	$8,108,171	$7,684,059	$7,090,078
Additions: acquisitions and capital expenditures	741,790	455,373	665,300
Dispositions	(71,054)	(31,261)	(71,319)
Balance at close of year	$8,778,907	$8,108,171	$7,684,059

(B)	The change in accumulated depreciation for the period from January 1, 2015 to December 31, 2017 is as follows:

	2017	2016	2015
Balance at beginning of year	$2,177,847	$1,938,823	$1,727,032
Additions: depreciation expense	277,043	270,285	238,941
Dispositions	(45,474)	(31,261)	(27,150)
Balance at close of year	$2,409,416	$2,177,847	$1,938,823

(C)	The aggregate cost tax basis for federal income tax purposes of our real estate properties was $6,384,965 on December 31, 2017.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hospitality Properties Trust
By:	/s/ John G. Murray
John G. Murray President and Chief Operating Officer

Dated: March 1, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John G. Murray	President and Chief Operating Officer (Principal Executive Officer)	March 1, 2018
John G. Murray

/s/ Mark L. Kleifges	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 1, 2018
Mark L. Kleifges

/s/ Donna D. Fraiche	Independent Trustee	March 1, 2018
Donna D. Fraiche

/s/ John L. Harrington	Independent Trustee	March 1, 2018
John L. Harrington

/s/ William A. Lamkin	Independent Trustee	March 1, 2018
William A. Lamkin

/s/ Adam D. Portnoy	Managing Trustee	March 1, 2018
Adam D. Portnoy