Form 10-Q
period 2018-03-31
HOSPITALITY PROPERTIES TRUST
filed 2018-05-09
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of May 8, 2018:   164,348,747

HOSPITALITY PROPERTIES TRUST

FORM 10-Q

March 31, 2018

References in this Quarterly Report on Form 10-Q to “HPT”, “we”, “us” or “our” include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

Part I Financial Information

Item 1. Financial Statements

HOSPITALITY PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands, except share data)

	March 31,	December 31,
	2018	2017
ASSETS
Real estate properties:
Land	$1,668,664	$1,668,797
Buildings, improvements and equipment	7,794,387	7,758,862
Total real estate properties, gross	9,463,051	9,427,659
Accumulated depreciation	(2,859,877)	(2,784,478)
Total real estate properties, net	6,603,174	6,643,181
Cash and cash equivalents	16,832	24,139
Restricted cash	59,533	73,357
Due from related persons	82,213	78,513
Other assets, net	359,122	331,195
Total assets	$7,120,874	$7,150,385

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$86,000	$398,000
Unsecured term loan, net	399,252	399,086
Senior unsecured notes, net	3,592,291	3,203,962
Security deposits	119,356	126,078
Accounts payable and other liabilities	164,971	184,788
Due to related persons	9,030	83,049
Total liabilities	4,370,900	4,394,963

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 164,345,747 and 164,349,141 shares issued and outstanding, respectively	1,643	1,643
Additional paid in capital	4,542,206	4,542,307
Cumulative net income	3,468,938	3,310,017
Cumulative other comprehensive income	550	79,358
Cumulative preferred distributions	(343,412)	(343,412)
Cumulative common distributions	(4,919,951)	(4,834,491)
Total shareholders’ equity	2,749,974	2,755,422
Total liabilities and shareholders’ equity	$7,120,874	$7,150,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands, except share data)

	Three Months Ended March 31,
	2018	2017
Revenues:
Hotel operating revenues	$445,276	$408,236
Rental income	81,993	79,139
FF&E reserve income	1,364	1,227
Total revenues	528,633	488,602

Expenses:
Hotel operating expenses	314,982	282,723
Depreciation and amortization	99,617	93,451
General and administrative	11,734	32,346
Total expenses	426,333	408,520

Operating income	102,300	80,082

Dividend income	626	626
Unrealized gains and losses on equity securities, net	24,955	—
Interest income	292	257
Interest expense (including amortization of debt issuance costs and debt discounts and premiums of $2,478 and $2,152, respectively)	(47,540)	(43,566)
Income before income taxes and equity in earnings of an investee	80,633	37,399
Income tax expense	(471)	(356)
Equity in earnings of an investee	44	128
Net income	80,206	37,171
Other comprehensive income:
Unrealized gain on investment securities	—	21,618
Equity interest in investee’s unrealized gains (losses)	(93)	121
Other comprehensive income (loss)	(93)	21,739
Comprehensive income	$80,113	$58,910

Net income	$80,206	$37,171
Preferred distributions	—	(1,435)
Excess of liquidation preference over carrying value of preferred shares redeemed	—	(9,893)
Net income available for common shareholders	$80,206	$25,843

Weighted average common shares outstanding (basic)	164,199	164,120
Weighted average common shares outstanding (diluted)	164,219	164,149

Net income available for common shareholders per common share (basic and diluted)	$0.49	$0.16

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$80,206	$37,171
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	99,617	93,451
Amortization of debt issuance costs and debt discounts and premiums as interest	2,478	2,152
Straight line rental income	(3,079)	(3,008)
Security deposits received, replenished or (utilized)	(6,724)	11,302
FF&E reserve income and deposits	(17,923)	(17,618)
Unrealized gains and losses on equity securities, net	(24,955)	—
Equity in earnings of an investee	(44)	(128)
Other non-cash (income) expense, net	(1,399)	(979)
Changes in assets and liabilities:
Due from related persons	(716)	(676)
Other assets	(1,056)	(9,536)
Accounts payable and other liabilities	(16,785)	(20,703)
Due to related persons	(74,856)	(33,573)
Net cash provided by operating activities	34,764	57,855

Cash flows from investing activities:
Real estate acquisitions and deposits	—	(153,749)
Real estate improvements	(26,483)	(32,731)
Net cash used in investing activities	(26,483)	(186,480)

Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes, after discounts and premiums	389,976	598,246
Redemption of preferred shares	—	(290,000)
Repurchase of convertible senior notes	—	(8,431)
Borrowings under unsecured revolving credit facility	155,000	130,000
Repayments of unsecured revolving credit facility	(467,000)	(191,000)
Deferred financing costs	(3,522)	(4,946)
Repurchase of common shares	(101)	—
Distributions to preferred shareholders	—	(6,601)
Distributions to common shareholders	(85,460)	(83,777)
Net cash provided by (used in) financing activities	(11,107)	143,491
Increase (decrease) in cash and cash equivalents and restricted cash	(2,826)	14,866

Increase (decrease) in restricted cash
Hotel managers’ deposits in restricted cash	14,921	15,602
Hotel managers’ purchases with restricted cash	(33,226)	(21,335)
Increase (decrease) in cash and cash equivalents and restricted cash	(21,131)	9,133
Cash and cash equivalents and restricted cash at beginning of period	97,496	71,352
Cash and cash equivalents and restricted cash at end of period	$76,365	$80,485

Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:

Cash and cash equivalents	16,832	23,772
Restricted cash	59,533	56,713
Total cash and cash equivalents and restricted cash	$76,365	$80,485

Supplemental cash flow information:
Cash paid for interest	$61,162	$60,896
Cash paid for income taxes	193	158
The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 1. Basis of Presentation
The accompanying condensed consolidated financial statements of Hospitality Properties Trust and its subsidiaries, or HPT, we, our or us, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2017, or our 2017 Annual Report. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair statement of results for the interim period, have been included. These condensed consolidated financial statements include the accounts of HPT and our subsidiaries, all of which are 100% owned directly or indirectly by HPT. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods and those of our managers and tenants are not necessarily indicative of the results that may be expected for the full year. Reclassifications have been made to the prior years’ condensed consolidated financial statements to conform to the current year’s presentation.
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
We have determined that each of our wholly owned taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification™. We have concluded that we must consolidate each of our TRSs because we are the entity with the power to direct the activities that most significantly impact such VIEs’ performance and we have the obligation to absorb losses or the right to receive benefits from each VIE that could be significant to the VIE and are, therefore, the primary beneficiary of each VIE. The assets of our TRSs were $35,613 and $33,305 as of March 31, 2018 and December 31, 2017, respectively, and consist primarily of amounts due from and working capital advances to certain of our hotel managers. The liabilities of our TRSs were $132,769 and $140,897 as of March 31, 2018 and December 31, 2017, respectively, and consist primarily of security deposits they hold and amounts payable to certain of our hotel managers. The assets of our TRSs are available to satisfy our TRSs’ obligations and we have guaranteed certain obligations of our TRSs.

Note 2. New Accounting Pronouncements
On January 1, 2018, we adopted FASB Accounting Standards Update, or ASU, No. 2014-09 (and related clarifying guidance issued by the FASB), Revenue From Contracts With Customers, which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU No. 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU No. 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. The majority of our revenue is from hotels managed under TRS structures. The adoption of this update did not have a material impact on the amount or timing of our revenue recognition for revenues from room, food and beverage, and other hotel level sales of our managed hotels in our condensed consolidated financial statements. A lesser portion of our revenue consists of rental income from leasing arrangements, which are specifically excluded from ASU No. 2014-09. We have adopted ASU No. 2014-09 using the modified retrospective approach.
On January 1, 2018, we adopted FASB ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. The implementation of ASU No. 2016-01 resulted in the reclassification of historical changes in the fair value of our available for sale equity securities of $78,715 from cumulative other comprehensive income to cumulative net income. Effective January 1, 2018, changes in the fair value of our equity securities are recorded through earnings in accordance with ASU No. 2016-01.
On January 1, 2018, we adopted FASB ASU No. 2016-18, Restricted Cash, which requires companies to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The implementation of ASU 2016-18 resulted in a decrease of $1,990 of net cash used in investing activities for the three months

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

ended March 31, 2017. This update also requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheets. Restricted cash consisting of amounts escrowed by our hotel operators pursuant to the terms of our management agreements and leases to fund periodic renovations and improvements at our hotels totaled $59,533 and $56,713 as of March 31, 2018 and 2017, respectively. See Notes 3 and 8 for further information regarding our FF&E reserves. The adoption of this update did not change our balance sheet presentation.
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
We report rental income for leased hotels and travel centers in our condensed consolidated statements of comprehensive income. We recognize rental income from operating leases on a straight line basis over the term of the lease agreements except for one historic lease in which there was uncertainty regarding the collection of scheduled future rent increases; see Note 8 for further information regarding this historic lease. Rental income includes $3,079 and $3,008 for the three months ended March 31, 2018 and 2017, respectively, of adjustments necessary to record scheduled rent increases under certain of our leases, the deferred rent obligations payable to us under our leases with TravelCenters of America LLC, or TA, and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks at our travel centers on a straight line basis. See Notes 8 and 10 for further information regarding our TA leases. Due from related persons includes $57,203 and $54,219 and other assets, net, includes $2,787 and $2,691 of straight line rent receivables at March 31, 2018 and December 31, 2017, respectively.
We determine percentage rent due to us under our leases annually and recognize it when all contingencies have been met and the rent is earned. We had deferred estimated percentage rent of $835 and $604 for the three months ended March 31, 2018 and 2017, respectively.
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

Note 4. Weighted Average Common Shares
The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share:

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
	(in thousands)
Weighted average common shares for basic earnings per share	164,199	164,120
Effect of dilutive securities: Unvested share awards	20	29
Weighted average common shares for diluted earnings per share	164,219	164,149

Note 5. Shareholders’ Equity
Share Awards
On April 12, 2018, in accordance with our Trustee compensation arrangements, we granted 3,000 of our common shares, valued at $25.07 per common share, the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on that day, to our Managing Trustee who was elected as a Managing Trustee that day.
Share Purchases
On January 1, 2018, we purchased an aggregate of 3,394 of our common shares for $29.85 per common share, the closing price of our common shares on Nasdaq on December 29, 2017, from a former officer of The RMR Group LLC, or RMR LLC, in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Distributions
On February 22, 2018, we paid a regular quarterly distribution to common shareholders of record on January 29, 2018 of $0.52 per share, or $85,460. On April 19, 2018, we declared a regular quarterly distribution to common shareholders of record on April 30, 2018 of $0.53 per share, or $87,105. We expect to pay this amount on or about May 17, 2018.
Cumulative Other Comprehensive Income
Cumulative other comprehensive income represents our share of the comprehensive loss of Affiliates Insurance Company, or AIC. See Note 10 for further information regarding this investment. The following table presents changes in the amounts we recognized in cumulative other comprehensive income by component for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
	Unrealized Gain	Equity in
	(Loss) on Investment	Unrealized Gain
	Securities, net	(loss) of Investees	Total
Balance at December 31, 2017	$78,715	$643	$79,358
Amounts reclassified from cumulative other comprehensive income to retained earnings	(78,715)	—	(78,715)
Current period other comprehensive loss	—	(93)	(93)
Balance at March 31, 2018	$—	$550	$550

Note 6. Indebtedness
Our principal debt obligations at March 31, 2018 were: (1) $86,000 of outstanding borrowings under our $1,000,000 unsecured revolving credit facility; (2) $400,000 unsecured term loan; and (3) $3,650,000 aggregate outstanding principal amount of senior unsecured notes. Our revolving credit facility and our term loan are governed by a credit agreement with a syndicate of institutional lenders.
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

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. We are required to pay interest on borrowings under our revolving credit facility at the rate of LIBOR plus a premium, which was 110 basis points per annum as of March 31, 2018. We also pay a facility fee, which was 20 basis points per annum at March 31, 2018, on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. As of March 31, 2018, the annual interest rate payable on borrowings under our revolving credit facility was 2.98%. The weighted average annual interest rate for borrowings under our revolving credit facility was 2.75% and 1.95% for the three months ended March 31, 2018, and 2017, respectively. As of March 31, 2018, we had $86,000 outstanding and $914,000 available under our revolving credit facility. As of May 8, 2018, we had no amounts outstanding and $1,000,000 available to borrow under our revolving credit facility.
Our $400,000 term loan, which matures on April 15, 2019, is prepayable without penalty at any time. We are required to pay interest on the amounts under our term loan at the rate of LIBOR plus a premium, which was 120 basis points per annum as of March 31, 2018. The interest rate premium is subject to adjustment based on changes to our credit ratings. As of March 31, 2018, the annual interest rate for the amount outstanding under our term loan was 2.86%. The weighted average annual interest rate for borrowings under our term loan was 2.80% and 1.98% for the three months ended March 31, 2018 and 2017, respectively.
Our credit agreement also includes a feature under which maximum aggregate borrowings may be increased to up to $2,300,000 on a combined basis in certain circumstances. Our credit agreement and our unsecured senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business manager. Our credit agreement and our unsecured senior notes indentures and their supplements also contain a number of covenants, including covenants that restrict our ability to incur debts or to make distributions under certain circumstances and generally require us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of our credit agreement and our unsecured senior notes indentures and their supplements at March 31, 2018.
On February 2, 2018, we issued $400,000 principal amount of 4.375% senior notes due 2030 in a public offering. Net proceeds from this offering were $386,454 after discounts and expenses.
Note 7. Real Estate Properties
At March 31, 2018, we owned 323 hotels and 199 travel centers.
During the three months ended March 31, 2018, we funded $30,204 for improvements to certain of our properties which, pursuant to the terms of our management and lease agreements with our hotel managers and tenants, resulted in increases in our contractual annual minimum returns and rents of $2,212. See Notes 8 and 10 for further information about our management and lease agreements and our fundings of improvements to certain of our properties.
Note 8. Hotel Management Agreements and Leases
As of March 31, 2018, we owned 323 hotels and 199 travel centers, which were included in 14 operating agreements. We do not operate any of our properties.
As of March 31, 2018, 320 of our hotels were leased to our TRSs and managed by independent hotel operating companies and three hotels were leased to third parties. As of March 31, 2018, our hotel properties were managed by or leased to separate subsidiaries of Marriott International, Inc., or Marriott, InterContinental Hotels Group, plc, or InterContinental, Sonesta International Hotels Corporation, or Sonesta, Wyndham Hotel Group, or Wyndham, Hyatt Hotels Corporation, or Hyatt, Radisson Hotel Group (formerly Carlson Hotels Worldwide), or Radisson, and Morgans Hotel Group, or Morgans, under nine agreements. These hotel agreements have initial terms expiring between 2019 and 2103. Each of these agreements is for between one and 99 of our hotels. In general, the agreements contain renewal options for all, but not less than all, of the affected properties included in each agreement, and the renewal terms range between 20 to 60 years. Most of these agreements require the third party manager or tenant to: (1) make payments to us of minimum returns or minimum rents; (2) deposit a percentage of total hotel sales into reserves established for the regular refurbishment of our hotels, or FF&E reserves; and (3) for our managed hotels, make payments to our TRSs of additional returns to the extent of available cash flows after payment of operating expenses, funding of the FF&E reserves, payment of our minimum returns, payment of certain management fees

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

and replenishment of security deposits or guarantees. Some of our managers or tenants or their affiliates have provided deposits or guarantees to secure their obligations to pay us.
Marriott No. 1 agreement. Our management agreement with Marriott for 53 hotels, or our Marriott No. 1 agreement, provides that, as of March 31, 2018, we are to be paid an annual minimum return of $69,249 to the extent that gross revenues of the hotels, after payment of hotel operating expenses and funding of the FF&E reserve, are sufficient to do so. Marriott’s base and incentive management fees are only earned after we receive our minimum returns. We realized minimum returns of $16,083 and $17,188 during the three months ended March 31, 2018 and 2017, respectively, under this agreement. We do not have any security deposits or guarantees for our minimum returns from the 53 hotels included in our Marriott No. 1 agreement. Accordingly, the minimum returns we receive from these hotels managed by Marriott are limited to the hotels' available cash flows after payment of operating expenses and funding of the FF&E reserve.
We funded $177 for capital improvements at certain of the hotels included in our Marriott No. 1 agreement during the three months ended March 31, 2018. We currently expect to fund approximately $10,900 for capital improvements to certain hotels under our Marriott No. 1 agreement during the last nine months of 2018. As we fund these improvements, the annual minimum returns payable to us increase by 10% of the amounts funded.
Marriott No. 234 agreement.  Our management agreement with Marriott for 68 hotels, or our Marriott No. 234 agreement, provides that, as of March 31, 2018, we are to be paid an annual minimum return of $106,869. We realized minimum returns of $26,710 and $26,590 during the three months ended March 31, 2018 and 2017, respectively, under this agreement. Pursuant to our Marriott No. 234 agreement, Marriott has provided us with a security deposit to cover minimum return payment shortfalls, if any. Under this agreement, this security deposit may be replenished and increased up to $64,700 from a share of hotel cash flows in excess of the minimum returns due to us. Marriott’s base and incentive management fees are only earned after we receive our minimum returns. During the three months ended March 31, 2018, we reduced the available security deposit by $856 to cover shortfalls in hotel cash flows available to pay the minimum returns due to us during the period. The available balance of this security deposit was $25,115 as of March 31, 2018. Pursuant to our Marriott No. 234 agreement, Marriott has also provided us with a limited guarantee which expires in 2019 for shortfalls up to 90% of our minimum returns, if and after the available security deposit has been depleted. The available balance of the guarantee was $30,672 as of March 31, 2018.
We funded $3,680 of capital improvements at certain of the hotels included in our Marriott No. 234 agreement during the three months ended March 31, 2018. We currently expect to fund approximately $5,800 for capital improvements to certain hotels under our Marriott No. 234 agreement during the last nine months of 2018. As we fund these improvements, the annual minimum returns payable to us increase by 9% of the amounts funded.
Marriott No. 5 agreement. We lease one hotel in Kauai, HI to Marriott which requires that, as of March 31, 2018, we are paid annual minimum rents of $10,321. This lease is guaranteed by Marriott and we realized $2,580 and $2,540 of rent for this hotel during the three months ended March 31, 2018 and 2017, respectively. The guarantee provided by Marriott with respect to this leased hotel is unlimited. Marriott has four renewal options for 15 years each. On August 31, 2016, Marriott notified us that it will not exercise its renewal option at the expiration of the current lease term ending on December 31, 2019.
InterContinental agreement. Our management agreement with InterContinental for 99 hotels, or our InterContinental agreement, provides that, as of March 31, 2018, we are to be paid annual minimum returns and rents of $189,261. We realized minimum returns and rents of $47,315 and $41,608 during the three months ended March 31, 2018 and 2017, respectively, under this agreement. We also realized additional returns under this agreement of $311 during the three months ended March 31, 2017 from our share of hotel cash flows in excess of the minimum returns and rents due to us for that period. We did not realize any additional returns during the three months ended March 31, 2018.
Pursuant to our InterContinental agreement, InterContinental has provided us with a security deposit to cover minimum payment shortfalls, if any. Under this agreement, InterContinental is required to maintain a minimum security deposit of $37,000 and this security deposit may be replenished and increased up to $100,000 from a share of future cash flows from the hotels in excess of our minimum returns and rents. During the three months ended March 31, 2018, we reduced the available security deposit by $5,868 to cover shortfalls in hotel cash flows available to pay the minimum returns due to us for the period. The available balance of the InterContinental security deposit was $94,132 as of March 31, 2018.
We did not fund any capital improvements to our InterContinental hotels during the three months ended March 31, 2018. We currently expect to fund approximately $81,700 during the last nine months of 2018 and approximately $16,100 during

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

2019 for capital improvements to certain hotels under our InterContinental agreement. As we fund these improvements, the annual minimum returns and rents payable to us increase by 8% of the amounts funded.
Sonesta agreement. As of March 31, 2018, Sonesta managed 10 of our full service hotels and 39 of our limited service hotels pursuant to management agreements for each of the hotels, which we refer to collectively as our Sonesta agreement, and a pooling agreement, which combines those management agreements for purposes of calculating gross revenues, payment of hotel operating expenses, payment of fees and distributions and minimum returns due to us.
Our Sonesta agreement provides that we are paid a fixed annual minimum return equal to 8% of our invested capital, as defined therein, which was $110,379 as of March 31, 2018, if gross revenues of the hotels, after payment of hotel operating expenses and management and related fees (other than Sonesta’s incentive fee, if applicable), are sufficient to do so. Our Sonesta agreement further provides that we are paid an additional return based upon operating profits, as defined therein, after payment of Sonesta’s incentive fee, if applicable. We do not have any security deposits or guarantees for our hotels managed by Sonesta. Accordingly, the returns we receive from our hotels managed by Sonesta are limited to the hotels' available cash flows after payment of operating expenses, including management and related fees. We realized returns of $11,972 and $10,662 during the three months ended March 31, 2018 and 2017, respectively, under our Sonesta agreement.
Pursuant to our Sonesta agreement, we recognized management, reservation and system fees and reimbursement costs for certain guest loyalty, marketing program and third party reservation transmission fees payable to Sonesta of $7,325 and $5,729 for the three months ended March 31, 2018 and 2017, respectively. In addition, we recognized procurement and construction supervision fees payable to Sonesta of $405 and $81 for the three months ended March 31, 2018 and 2017, respectively, pursuant to our Sonesta agreement. These amounts are included in hotel operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.
Our Sonesta agreement does not require FF&E escrow deposits, but does require us to fund capital expenditures that we approve at our hotels managed by Sonesta. We funded $13,132 for renovations and other capital improvements to certain hotels included in our Sonesta agreement during the three months ended March 31, 2018, which resulted in increases in our contractual annual minimum returns of $747. We currently expect to fund approximately $75,300 during the last nine months of 2018 and approximately $76,600 during 2019 for renovations and other capital improvements to certain of our hotels managed by Sonesta, including The Clift Hotel, which was added to our Sonesta agreement on May 8, 2018. We previously leased The Clift Hotel, which is located in San Francisco, CA, to a subsidiary of Morgans. In December 2016, we notified Morgans that the closing of its merger with SBE Entertainment Group, LLC, or SBE, without our consent was a breach of its lease obligations and shortly thereafter we commenced an unlawful detainer action in the California state courts to compel Morgans and SBE to surrender possession of this hotel to us. While we pursued this litigation, we were engaged in discussions with Morgans and SBE regarding this hotel. On March 14, 2018, we entered into a settlement agreement with Morgans and SBE. Pursuant to that settlement agreement, on May 8, 2018, the Morgans lease was terminated and Morgans surrendered possession of the hotel to us. We rebranded this hotel to the Royal Sonesta® brand and added it to our management agreement with Sonesta. The terms of the management agreement are consistent with the terms of our other management agreements with Sonesta for full service hotels. The annual minimum returns due to us under the Sonesta agreement increase by 8% of the amounts funded in excess of threshold amounts, as defined therein. We owed Sonesta $5,419 and $783 for capital expenditure and other reimbursements at March 31, 2018 and 2017, respectively. Amounts due from Sonesta are included in due from related persons and amounts owed to Sonesta are included in due to related persons in our condensed consolidated balance sheets.
See Note 10 for further information regarding our relationship with Sonesta.
Wyndham agreements. Our management agreement with Wyndham for 22 hotels, or our Wyndham agreement, provides that, as of March 31, 2018, we are to be paid annual minimum returns of $27,561. Pursuant to our Wyndham agreement, Wyndham has provided us with a guarantee, which was limited to $35,656, subject to an annual payment limit of $17,828, and expires on July 28, 2020. This guarantee was depleted during 2017 and may be replenished from a share of future cash flows from these hotels in excess of our minimum returns. We also lease 48 vacation units in one of our hotels to Wyndham Vacation Resorts, Inc., a subsidiary of Wyndham, or Wyndham Vacation, which requires that, as of March 31, 2018, we are paid annual minimum rents of $1,449. The guaranty provided by Wyndham with respect to the Wyndham Vacation lease for part of one hotel is unlimited.  The Wyndham agreement provides that if the hotel cash flows available after payment of hotel operating expenses are less than the minimum returns due to us and if the guaranty is depleted, to avoid a default Wyndham is required to pay us the greater of the available hotel cash flows after payment of hotel operating expenses and 85% of the contractual amount due to us. During the three months ended March 31, 2018 and 2017, we realized returns of $5,856, which represents

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

85% of the minimum returns due for the period, and $6,801, respectively, under this agreement. We recognized the contractual rents of $454 during the three months ended March 31, 2018 and 2017 under our Wyndham Vacation lease agreement. Our lease for Wyndham's 48 vacation units is subject to termination in the event of a manager default under our Wyndham agreement. Rental income for the three months ended March 31, 2018 and 2017 for this lease includes $91 and $102, respectively, of adjustments necessary to record rent on a straight line basis.
Our Wyndham agreement requires FF&E escrow deposits equal to 5% of total hotel sales for all hotels included in the agreement subject to available cash flows after payment of our minimum return. No FF&E escrow deposits were made during the three months ended March 31, 2018.
We did not fund any capital improvements to the hotels included in our Wyndham agreement during the three months ended March 31, 2018. We currently expect to fund approximately $10,400 for capital improvements to certain hotels under our Wyndham agreement during the last nine months of 2018. As we fund these improvements, the annual minimum returns payable to us increase by 8% of the amounts funded.
Hyatt agreement. Our management agreement with Hyatt for 22 hotels, or our Hyatt agreement, provides that, as of March 31, 2018, we are to be paid an annual minimum return of $22,037. We realized minimum returns of $5,509 during each of the three months ended March 31, 2018 and 2017 under this agreement. Pursuant to our Hyatt agreement, Hyatt has provided us with a guarantee, which is limited to $50,000. During the three months ended March 31, 2018, the available guarantee was replenished by $357 from a share of hotel cash flows in excess of the minimum returns due to us. The available balance of the guarantee was $21,463 as of March 31, 2018.
Radisson agreement. Our management agreement with Radisson for eight hotels, or our Radisson agreement, provides that, as of March 31, 2018, we are to be paid an annual minimum return of $12,920. We realized minimum returns of $3,230 during each of the three months ended March 31, 2018 and 2017 under this agreement. Pursuant to our Radisson agreement, Radisson has provided us with a guarantee, which is limited to $40,000. During the three months ended March 31, 2018, our available guarantee was replenished by $919 from a share of hotel cash flows in excess of the minimum returns due to us. The available balance of the guarantee was $34,283 as of March 31, 2018.
We did not fund any capital improvement costs at hotels included in our Radisson agreement during the three months ended March 31, 2018. We currently expect to fund approximately $5,600 during the last nine months of 2018 and approximately $29,400 during 2019 for capital improvements to certain hotels under our Radisson agreement.  Our annual minimum returns and the limited guaranty cap under our Radisson agreement will increase by 8% of any amounts we fund.
Morgans agreement.  As of March 31, 2018, we leased The Clift Hotel in San Francisco, CA to a subsidiary of Morgans. This lease was scheduled to expire in 2103 and required annual rent to us of $7,595. During the three months ended March 31, 2018, all contractual rent due to us under the Morgans lease was paid to us. As noted above, we entered into a settlement agreement with Morgans and SBE and terminated this lease on May 8, 2018. See above for further information regarding this lease and The Clift Hotel.
TA leases. As of March 31, 2018, we leased to TA a total of 199 travel centers under five leases.
We recognized rental income from TA of $74,193 and $71,526 for the three months ended March 31, 2018 and 2017, respectively. Rental income for the three months ended March 31, 2018 and 2017 includes $2,984 and $2,912, respectively, of adjustments to record the deferred rent obligations under our TA leases and the estimated future payments to us by TA for the cost of removing underground storage tanks on a straight line basis. As of March 31, 2018 and December 31, 2017, we had receivables for current rent amounts owed to us by TA and straight line rent adjustments of $81,999 and $78,513, respectively. These amounts are included in due from related persons in our condensed consolidated balance sheets.
Our TA leases do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components.
Under our TA leases, TA may request that we fund capital improvements in return for increases in TA’s annual minimum rent equal to 8.5% of the amounts funded. We funded $13,137 and $24,908 for the three months ended March 31, 2018 and 2017, respectively, of capital improvements to our TA leases. As a result, TA’s annual minimum rent payable to us increased by $1,117 and $2,117, respectively. We currently expect to fund approximately $38,300 for renovations and other capital

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

improvements to our travel centers during the last nine months of 2018. TA is not obligated to request and we are not obligated to fund any such improvements.
In addition to the rental income that we recognized during the three months ended March 31, 2018 and 2017 as described above, our TA leases require TA to pay us percentage rent based upon increases in certain sales. We determine percentage rent due under our TA leases annually and recognize any resulting amount as rental income when all contingencies are met. We had aggregate deferred percentage rent under our TA leases of $835 and $604 for the three months ended March 31, 2018 and 2017, respectively.
See Note 10 for further information regarding our relationship with TA.
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
Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $27,586 and $16,924 less than the minimum returns due to us in the three months ended March 31, 2018 and 2017, respectively. When managers of these hotels are required to fund the shortfalls under the terms of our operating agreements or their guarantees, we reflect such fundings (including security deposit applications) in our condensed consolidated statements of comprehensive income as a reduction of hotel operating expenses. The reduction to hotel operating expenses was $10,851 and $6,662 in the three months ended March 31, 2018 and 2017, respectively. We had shortfalls at certain of our managed hotel portfolios not funded by the managers of these hotels under the terms of our operating agreements of $17,769 and $11,889 in the three months ended March 31, 2018 and 2017, respectively, which represent the unguaranteed portions of our minimum returns from our Marriott No. 1, Sonesta and Wyndham agreements.
Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $1,275 and $2,791 more than the minimum returns due to us in the three months ended March 31, 2018 and 2017, respectively. Certain of our guarantees and our security deposits may be replenished by a share of future cash flows from the applicable hotel operations in excess of the minimum returns due to us pursuant to the terms of the respective agreements. When our guarantees and our security deposits are replenished by cash flows from hotel operations, we reflect such replenishments in our condensed consolidated statements of comprehensive income as an increase to hotel operating expenses. We had $1,275 and $1,504 of guarantee and security deposit replenishments in the three months ended March 31, 2018 and 2017, respectively.
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
Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $9,724 and $29,770 for the three months ended March 31, 2018 and 2017, respectively. Based on our common share total return, as defined in our business management agreement, as of March 31, 2018, no estimate of 2018 incentive fees is included in the net business management fees we recognized for the three months ended March 31, 2018. The actual amount of annual incentive fees for 2018, if any, will be based on our common share total return, as defined in our business management agreement, for the three year period ending December 31, 2018, and will be payable in 2019. The net business management fees we recognized for the three months ended March 31, 2017 included $19,620 of the then estimated 2017 incentive fees; in January 2018, we paid RMR LLC an incentive fee of $74,573 for 2017. These amounts are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.
Pursuant to our property management agreement with RMR LLC, we recognized property management fees of $13 and $10 for the three months ended March 31, 2018 and 2017, respectively. These fees are payable in connection with the

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

management of the office building component of one of our hotels. These amounts are included in hotel operating expenses in our condensed consolidated statements of comprehensive income.
We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf. We reimbursed RMR LLC $66 and $46 for property management related expenses related to the office building component of one of our hotels for the three months ended March 31, 2018 and 2017, respectively, which amounts are included in hotel operating expenses in our condensed consolidated statements of comprehensive income. In addition, we are responsible for our share of RMR LLC’s costs for providing our internal audit function. The amounts recognized as expense for internal audit costs were $69 and $67 for the three months ended March 31, 2018 and 2017, respectively, which amounts are included in general and administrative expenses in our condensed consolidated statements of comprehensive income for these periods.
Note 10. Related Person Transactions
We have relationships and historical and continuing transactions with TA, Sonesta, RMR LLC, The RMR Group Inc., or RMR Inc., AIC and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and which have trustees, directors and officers who are also our Trustees or officers.
TA.  TA is our largest tenant and property operator, leasing 35% of our gross carrying value of real estate properties as of March 31, 2018. We lease all of our travel centers to TA under the TA leases. We are also TA’s largest shareholder; as of March 31, 2018, we owned 3,420,000 common shares of TA, representing approximately 8.6% of TA’s outstanding common shares. RMR LLC provides management services to both us and TA, and Adam D. Portnoy, one of our Managing Trustees, also serves as a managing director of TA. See Note 8 for further information regarding our relationships, agreements and transactions with TA and Note 13 for further information regarding our investment in TA.
Sonesta. Sonesta is a private company owned in part by Adam D. Portnoy, one of our Managing Trustees. As of March 31, 2018, Sonesta managed 49 of our hotels pursuant to management and pooling agreements. See Note 8 for further information regarding our relationships, agreements and transactions with Sonesta.
Our Manager, RMR LLC. We have two agreements with RMR LLC to provide management services to us. See Note 9 for further information regarding our management agreements with RMR LLC.
RMR Inc. RMR LLC is a majority owned subsidiary of RMR Inc. and RMR Inc. is the managing member of RMR LLC. Adam D. Portnoy, one of our Managing Trustees, is the sole trustee of ABP Trust, the controlling shareholder of RMR Inc., and is a managing director, president, and chief executive officer of RMR Inc. and an officer of ABP Trust and RMR LLC. John G. Murray, our other Managing Trustee and our President and Chief Operating Officer, also serves as an executive officer of RMR LLC. Other officers of RMR LLC and RMR Inc. also serve as our officers. As of March 31, 2018, we owned 2,503,777 shares of class A common stock of RMR Inc. See Note 13 for further information regarding our investment in RMR Inc.
AIC. We, ABP Trust, TA and four other companies to which RMR LLC provides management services currently own AIC in equal amounts. We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC. As of March 31, 2018 and December 31, 2017, our investment in AIC had a carrying value of $8,143 and $8,192, respectively. These amounts are included in other assets in our condensed consolidated balance sheets. We recognized income related to our investment in AIC, which is presented as equity in earnings of an investee in our condensed consolidated statements of comprehensive income. Our other comprehensive income includes our proportionate part of unrealized gains on securities which are owned by AIC related to our investment in AIC.
For further information about these and certain other such relationships and certain other related person transactions, refer to our 2017 Annual Report.
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

During the three months ended March 31, 2018, we recognized income tax expense of $471, which includes $129 of foreign taxes and $342 of state taxes. During the three months ended March 31, 2017, we recognized income tax expense of $356, which includes $115 of foreign taxes, $11 of federal taxes and $230 of state taxes.

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 12. Segment Information

We aggregate our hotels and travel centers into two reportable segments, hotel investments and travel center investments, based on their similar operating and economic characteristics.

	For the Three Months Ended March 31, 2018
	Hotels	Travel Centers	Corporate	Consolidated
Revenues:
Hotel operating revenues	$445,276	$—	$—	$445,276
Rental income	7,800	74,193	—	81,993
FF&E reserve income	1,364	—	—	1,364
Total revenues	454,440	74,193	—	528,633

Expenses:
Hotel operating expenses	314,982	—	—	314,982
Depreciation and amortization	62,446	37,171	—	99,617
General and administrative	—	—	11,734	11,734
Total expenses	377,428	37,171	11,734	426,333

Operating income (loss)	77,012	37,022	(11,734)	102,300

Dividend income	—	—	626	626
Unrealized gains and losses on equity securities, net	—	—	24,955	24,955
Interest income	—	—	292	292
Interest expense	—	—	(47,540)	(47,540)
Income (loss) before income taxes and equity in earnings of an investee	77,012	37,022	(33,401)	80,633
Income tax expense	—	—	(471)	(471)
Equity in earnings of an investee	—	—	44	44
Net income (loss)	$77,012	$37,022	$(33,828)	$80,206

	As of March 31, 2018
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$4,452,175	$2,454,805	$213,894	$7,120,874

	For the Three Months Ended March 31, 2017
	Hotels	Travel Centers	Corporate	Consolidated
Revenues:
Hotel operating revenues	$408,236	$—	$—	$408,236
Rental income	7,613	71,526	—	79,139
FF&E reserve income	1,227	—	—	1,227
Total revenues	417,076	71,526	—	488,602

Expenses:
Hotel operating expenses	282,723	—	—	282,723
Depreciation and amortization	58,104	35,347	—	93,451
General and administrative	—	—	32,346	32,346
Total expenses	340,827	35,347	32,346	408,520

Operating income (loss)	76,249	36,179	(32,346)	80,082

Dividend income	—	—	626	626
Interest income	—	—	257	257
Interest expense	—	—	(43,566)	(43,566)
Income (loss) before income taxes and equity in earnings of an investee	76,249	36,179	(75,029)	37,399
Income tax expense	—	—	(356)	(356)
Equity in earnings of an investee	—	—	128	128
Net income (loss)	$76,249	$36,179	$(75,257)	$37,171

	As of December 31, 2017
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$4,477,512	$2,476,073	$196,800	$7,150,385

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 13. Fair Value of Assets and Liabilities
The table below presents certain of our assets carried at fair value at March 31, 2018, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

		Fair Value at March 31, 2018 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Carrying Value at	Identical Assets	Observable Inputs	Unobservable Inputs
Description	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurement Assets:
Investment in TA (1)	$12,312	$12,312	$—	$—
Investment in RMR Inc.(2)	$175,139	$175,139	$—	$—

(1)
Our 3,420,000 common shares of TA, which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs). Our historical cost basis for these shares is $17,407 as of March 31, 2018. During the three months ended March 31, 2018, we recorded an unrealized loss of $1,710 to adjust the carrying value of our investment in TA shares to their fair value as of March 31, 2018.

(2)
Our 2,503,777 shares of class A common stock of RMR Inc., which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs). Our historical cost basis for these shares is $66,374 as of March 31, 2018. During the three months ended March 31, 2018, we recorded an unrealized gain of $26,665 to adjust the carrying value of our investment in RMR Inc. shares to their fair value as of March 31, 2018.

In addition to the investment securities included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, revolving credit facility, term loan, senior notes and security deposits. At March 31, 2018 and December 31, 2017, the fair values of these additional financial instruments approximated their carrying values in our condensed consolidated balance sheets due to their short term nature or variable interest rates, except as follows:

	March 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Value (1)	Value	Value (1)	Value
Senior Unsecured Notes, due 2021 at 4.25%	$395,858	$407,652	$395,497	$413,676
Senior Unsecured Notes, due 2022 at 5.00%	494,701	520,658	494,398	533,908
Senior Unsecured Notes, due 2023 at 4.50%	499,145	512,190	499,104	523,275
Senior Unsecured Notes, due 2024 at 4.65%	347,586	357,635	347,484	368,804
Senior Unsecured Notes, due 2025 at 4.50%	345,227	353,658	345,055	363,589
Senior Unsecured Notes, due 2026 at 5.25%	341,108	364,525	340,826	377,431
Senior Unsecured Notes, due 2027 at 4.95%	393,325	408,398	393,137	422,914
Senior Unsecured Notes, due 2028 at 3.95%	388,748	376,284	388,461	390,930
Senior Unsecured Notes, due 2030 at 4.375%	386,593	385,930	—	—
Total financial liabilities	$3,592,291	$3,686,930	$3,203,962	$3,394,527

(1)	Carrying value includes unamortized discounts and premiums and issuance costs.
At March 31, 2018 and December 31, 2017, we estimated the fair values of our senior notes using an average of the bid and ask price of our then outstanding issuances of senior notes (Level 2 inputs).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2017 Annual Report.
Overview (dollar amounts in thousands, except share amounts)
We are a REIT organized under the laws of the State of Maryland.
Management agreements and leases.  At March 31, 2018, we owned 323 hotels operated under nine agreements; 320 of these hotels are leased by us to our wholly owned TRSs and managed by hotel operating companies and three are leased to hotel operating companies. At March 31, 2018, our 199 owned travel centers were leased to TA under five agreements. Our condensed consolidated statements of comprehensive income include operating revenues and expenses of our managed hotels and rental income from our leased hotels and travel centers.
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
Hotel operations. During the three months ended March 31, 2018, the U.S. hotel industry generally realized increases in occupancy, average daily rate, or ADR, and revenue per available room, or RevPAR, compared to the same period in 2017. During the three months ended March 31, 2018, our 303 comparable hotels that we owned continuously since January 1, 2017 produced aggregate year over year increases in occupancy, ADR and RevPAR below the hotel industry generally. We believe these results are, in part, due to the disruption and displacement at certain of our hotels undergoing renovations, increased competition from new hotel room supply in certain markets and decreased business activity in areas where some of our hotels are located.
For the three months ended March 31, 2018 compared to the same period in 2017 for our 303 comparable hotels that we have owned continuously since January 1, 2017: ADR increased 1.8% to $127.97; occupancy increased 0.1 percentage points to 71.6%; and RevPAR increased 2.0% to $91.63.
For the three months ended March 31, 2018 compared to the same period in 2017 for all our 323 hotels: ADR increased 1.8% to $127.89; occupancy decreased 0.9 percentage points to 70.3%; and RevPAR increased 0.6% to $89.91.
Additional details of our hotel operating agreements and agreements with TA are set forth in Notes 8 and 10 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the table and notes thereto on pages 26 through 28 below.

Results of Operations (dollar amounts in thousands, except share amounts)
Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

	For the Three Months Ended March 31,
			Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$445,276	$408,236	$37,040	9.1%
Rental income - hotels	7,800	7,613	187	2.5%
Rental income - travel centers	74,193	71,526	2,667	3.7%
Total rental income	81,993	79,139	2,854	3.6%
FF&E reserve income	1,364	1,227	137	11.2%

Expenses:
Hotel operating expenses	314,982	282,723	32,259	11.4%
Depreciation and amortization - hotels	62,446	58,104	4,342	7.5%
Depreciation and amortization - travel centers	37,171	35,347	1,824	5.2%
Total depreciation and amortization	99,617	93,451	6,166	6.6%
General and administrative	11,734	32,346	(20,612)	(63.7)%

Operating income	102,300	80,082	22,218	27.7%

Dividend income	626	626	—	—%
Unrealized gains and losses on equity securities, net	24,955	—	24,955	n/m
Interest income	292	257	35	13.6%
Interest expense	(47,540)	(43,566)	(3,974)	9.1%
Income before income taxes and equity earnings of an investee	80,633	37,399	43,234	115.6%
Income tax expense	(471)	(356)	(115)	32.3%
Equity in earnings of an investee	44	128	(84)	(65.6)%
Net income	80,206	37,171	43,035	115.8%
Preferred distributions	—	(1,435)	1,435	n/m
Excess of liquidation preference over carrying value of preferred shares redeemed	—	(9,893)	9,893	n/m
Net income available for common shareholders	$80,206	$25,843	$54,363	210.4%

Weighted average shares outstanding (basic)	164,199	164,120	79	n/m
Weighted average shares outstanding (diluted)	164,219	164,149	70	n/m

Net income available for common shareholders per common share (basic and diluted)	$0.49	$0.16	$0.33	206.3%

References to changes in the income and expense categories below relate to the comparison of condensed consolidated results for the three months ended March 31, 2018, compared to the three months ended March 31, 2017.
Hotel operating revenues. The increase in hotel operating revenues is a result of our hotel acquisitions since January 1, 2017 ($31,808) and increased revenues at certain of our managed hotels due to increases in ADR and higher occupancies ($20,539), partially offset by decreased revenues at certain of our managed hotels primarily as a result of lower occupancies ($8,440), decreased revenues as a result of our hotel dispositions since January 1, 2017 ($3,521) and decreased revenues at certain of our managed hotels undergoing renovations during all or part of the 2018 period resulting primarily from lower occupancies ($3,346). Additional operating statistics of our hotels are included in the table on page 29.
Rental income - hotels. The increase in rental income - hotels is a result of contractual rent increases under certain of our hotel leases and increases in the minimum rents due to us as we funded improvements at certain of our leased hotels since

January 1, 2017. Rental income - hotels for the 2018 and 2017 periods includes $95 and $96, respectively, of adjustments to record rent on a straight line basis.
Rental income - travel centers. The increase in rental income - travel centers is a result of increases in the minimum rents due to us for improvements we purchased at certain of our travel centers since January 1, 2017 ($2,008), our travel center acquisitions since January 1, 2017 ($587) and an increase in straight line rent adjustments under our TA leases ($72). Rental income - travel centers for the 2018 and 2017 periods includes $2,984 and $2,912, respectively, of adjustments necessary to record scheduled rent increases under our TA leases, the deferred rent obligations payable to us under our TA leases and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks on a straight line basis.
FF&E Reserve income. FF&E reserve income represents amounts paid by certain of our hotel tenants into restricted accounts owned by us to accumulate funds for future capital expenditures. The terms of our hotel leases require these amounts to be calculated as a percentage of total sales at our hotels. We do not report the amounts, if any, which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income. The increase in FF&E reserve income is the result of increased sales at certain of our leased hotels in the 2018 period.

Hotel operating expenses. The increase in hotel operating expenses is a result of our hotel acquisitions since January 1, 2017 ($29,399) and an increase in wage and benefit costs, sales and marketing expenses and other operating costs at certain of our managed hotels resulting primarily from higher occupancies ($10,777), partially offset by an increase in the amount of guaranty and security deposit utilization under certain of our hotel management agreements ($4,189), our hotel dispositions since January 1, 2017 ($2,982), operating expense decreases at certain managed hotels undergoing renovations during all or part of the 2018 period resulting primarily from lower occupancies ($517) and a decrease in the amount of guaranty and security deposit replenishment under certain of our hotel management agreements ($229). Certain guarantees and security deposits which have been applied to past payment deficits may be replenished from a share of subsequent cash flows from the applicable hotel operations pursuant to the terms of the respective management agreements. When our guarantees and our security deposits are replenished by cash flows from hotel operations, we reflect such replenishments in our condensed consolidated statements of comprehensive income as an increase to hotel operating expenses. Hotel operating expenses were increased by $1,275 and $1,504 during the three months ended March 31, 2018 and 2017, respectively, as a result of such replenishments. When our guarantees and our security deposits are utilized to cover shortfalls of hotels' cash flows from the minimum payments due to us, we reflect such replenishments in our condensed consolidated statements of comprehensive income as a decrease to hotel operating expenses. Hotel operating expenses were decreased by $10,851 and $6,662 during the three months ended March 31, 2018 and 2017, respectively, as a result of such utilization.
Depreciation and amortization - hotels. The increase in depreciation and amortization - hotels is a result of our hotel acquisitions since January 1, 2017 ($4,438) and the depreciation and amortization of improvements acquired with funds from our FF&E reserves or directly funded by us since January 1, 2017 ($3,028), partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2017 ($3,124).
Depreciation and amortization - travel centers. The increase in depreciation and amortization - travel centers is a result of the depreciation and amortization of travel center improvements we purchased since January 1, 2017 ($1,943) and our travel center acquisitions since January 1, 2017 ($219), partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2017 ($338).
General and administrative. The decrease in general and administrative costs is primarily due to a decrease in business management fees as a result of no estimated incentive fees being accrued for the 2018 period.
Operating income. Our operating income increased in the 2018 period compared to the 2017 period primarily due to the revenue and expense changes discussed above.
Dividend income. Dividend income represents the dividends we received from our investment in RMR Inc.
Unrealized gains and losses on equity securities, net. Unrealized gains and losses on equity securities, net represent the adjustment required to adjust the carrying value of our investments in RMR Inc. and TA common shares to their fair value as of March 31, 2018 in accordance with new GAAP standards effective January 1, 2018.
Interest income. The increase in interest income is due to higher average cash balances and interest rates during the 2018 period.
Interest expense. The increase in interest expense is due to higher average outstanding borrowings, partially offset by a lower weighted average interest rate in the 2018 period.

Income tax expense. We recognized higher state and foreign taxes during the 2018 period primarily due to an increase in the amount of state and foreign sourced income subject to income taxes.
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
Net income and net income available for common shareholders. Our net income, net income available for common shareholders and net income available for common shareholders per common share (basic and diluted) each increased in the 2018 period compared to the 2017 period primarily due to the revenue and expense changes discussed above.
Liquidity and Capital Resources (dollar amounts in thousands, except share amounts)
Our Managers and Tenants
As of March 31, 2018, 321 of our hotels (including one leased hotel) were included in seven combination portfolio agreements and two of our hotels were not included in a portfolio; and all 323 hotels were managed by or leased to hotel operating companies. Our 199 travel centers are leased under five portfolio agreements. All costs of operating and maintaining our properties are paid by the hotel managers as agents for us or by our tenants for their own account. Our hotel managers and tenants derive their funding for property operating expenses and for returns and rents due to us generally from property operating revenues and, to the extent that these parties themselves fund our minimum returns and rents, from their separate resources. Our hotel managers and tenants include Marriott, InterContinental, Sonesta, Wyndham, Hyatt and Radisson. We previously leased one of our hotels to Morgans. As noted below, as of May 8, 2018, we and Morgans terminated that lease and Morgans surrendered possession of the hotel to us; Sonesta is currently managing that hotel. Our travel centers are leased to TA.
We define coverage for each of our hotel management agreements or leases as total property level revenues minus all property level expenses and FF&E reserve escrows which are not subordinated to the minimum returns or rents due to us divided by the minimum returns or rents due to us. More detail regarding coverage, guarantees and other features of our hotel operating agreements is presented in the tables and related notes on pages 26 through 28. For the twelve months ended March 31, 2018, four of our nine hotel operating agreements, representing 19% of our total annual minimum returns and minimum rents, generated coverage of less than 1.0x (with a range among those four hotel operating agreements of 0.74x to 0.96x).
We define coverage for our travel center leases as property level revenues minus all property level expenses divided by the minimum rents due to us. For the twelve months ended March 31, 2018, the operating results from our 199 properties in our five travel center leases generated combined coverage of 1.59x. Because a large percentage of TA’s business is conducted at properties leased from us, property level rent coverage may not be an appropriate way to evaluate TA’s ability to pay rents due to us. We believe property level rent coverage is nonetheless one useful indicator of the performance and value of our properties as we believe it is what an operator interested to acquire these properties or the leaseholds might use to evaluate the contribution of these properties to their earnings before corporate level expenses.
Three hundred ninety-seven (397) of our properties, representing 74% of our aggregate annual minimum returns and rents as of March 31, 2018, are operated under 10 management arrangements or leases which are subject to full or limited guarantees or are secured by a security deposit which we control. These guarantees may provide us with continued payments if the property level cash flows fail to equal or exceed guaranteed amounts due to us. Some of our managers and tenants, or their affiliates, may also supplement cash flows from our properties in order to make payments to us and preserve their rights to continue operating our properties even if they are not required to do so by guarantees or security deposits. Guarantee payments, security deposit applications or supplemental payments to us, if any, made under any of our management agreements or leases do not subject us to repayment obligations, but, under some of our agreements, the manager or tenant may recover these guarantee or supplemental payments and the security deposits may be replenished from subsequent cash flows from our properties after our future minimum returns and rents are paid.

When cash flows from our hotels under certain of our agreements are less than the minimum returns or rents contractually due to us, we have utilized the applicable security features in our agreements to cover some of these shortfalls. However, several of the guarantees and all the security deposits we hold are for limited amounts, are for limited durations and may be exhausted or expire, especially if our hotel renovation and rebranding activities do not result in improved operating results at these hotels. Accordingly, the effectiveness of our various security features to provide uninterrupted payments to us is not assured. If any of our hotel managers, tenants or guarantors default in their payment obligations to us, our cash flows will decline and we may become unable to continue to pay distributions to our shareholders or the amount of the distributions may decline. In particular, Wyndham's guarantee of the minimum returns due from our hotels which are managed by Wyndham was depleted during 2017. The Wyndham agreement provides that if the hotel cash flows available after payment of hotel operating expenses are less than the minimum returns due to us and the guaranty has been depleted, to avoid default Wyndham is required to pay us the greater of the available hotel cash flows after payment of hotel operating expenses and 85% of the contractual amount due. During the three months ended March 31, 2018, Wyndham paid 85% of the minimum returns due under the management agreement, which payments were an aggregate of $1,030 less than the minimum returns due for that period. We can provide no assurance as to whether Wyndham will continue to pay at least the greater of available hotel cash flows after payment of hotel operating expenses and 85% of the minimum returns due to us or if Wyndham will default on its payments.
As of March 31, 2018, we leased The Clift Hotel in San Francisco, CA to a subsidiary of Morgans. This lease was scheduled to expire in 2103 and required annual rent to us of $7,595, subject to future increases. During the three months ended March 31, 2018, all contractual rent due to us under the Morgans lease was paid to us. In December 2016, we notified Morgans that the closing of its merger with SBE without our consent was a breach of its lease obligations and shortly thereafter we commenced an unlawful detainer action in the California state courts to compel Morgans and SBE to surrender possession of this hotel to us. While we pursued this litigation, we were engaged in discussions with Morgans and SBE regarding this hotel. On March 14, 2018, we entered into a settlement agreement with Morgans and SBE. Pursuant to that settlement agreement, on May 8, 2018, the Morgans lease was terminated and Morgans surrendered possession of the hotel to us. The contractual rent due to us under the Morgans lease through May 8, 2018 was paid to us. We rebranded this hotel to the Royal Sonesta® brand and added it to our management agreement with Sonesta.
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
Changes in our cash flows for the three months ended March 31, 2018 compared to the same period in 2017 were as follows: (1) cash flows provided by operating activities decreased from $57,855 in 2017 to $34,764 in 2018; (2) cash used in investing activities decreased from $186,480 in 2017 to $26,483 in 2018; and (3) cash flows from financing activities changed from $143,491 of cash provided by financing activities in 2017 to $11,107 of cash used in financing activities in 2018.
The decrease in cash flows provided by operating activities for the three months ended March 31, 2018 as compared to the prior year period is primarily due to an increase in incentive business management fees paid to RMR LLC and higher interest payments, partially offset by an increase in the minimum returns and rents paid to us due to our acquisitions and funding of improvements to our hotels and travel centers since January 1, 2017. The decrease in cash used in investing activities for the three months ended March 31, 2018 as compared to the prior year period is primarily due to our real estate acquisitions in the 2017 period and a decrease in our capital improvement fundings in the 2018 period. The change from cash flows provided by financing activities in the 2017 period to cash used in financing activities in the 2018 period is primarily due to the decrease in net borrowings in the 2018 period compared to the 2017 period, partially offset by the redemption of our 7.125% Series D cumulative redeemable preferred shares in the 2017 period.
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

Our Investment and Financing Liquidity and Capital Resources
Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the three months ended March 31, 2018, our hotel managers and tenants deposited $14,921 to these accounts and spent $33,226 from the FF&E reserve escrow accounts to renovate and refurbish our hotels. As of March 31, 2018, there was $59,533 on deposit in these escrow accounts, which was held directly by us and is reflected in our condensed consolidated balance sheets as restricted cash.
Our hotel operating agreements generally provide that, if necessary, we may provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. To the extent we make such additional fundings, our annual minimum returns or rents generally increase by a percentage of the amount we fund. During the three months ended March 31, 2018, we funded $16,989 for capital improvements in excess of FF&E reserve fundings available from hotel operations to our hotels as follows:

•
During the three months ended March 31, 2018, we funded $177 for capital improvements to certain hotels under our Marriott No. 1 agreement using cash on hand and borrowings under our revolving credit facility. We currently expect to fund approximately $10,900 for capital improvements under this agreement during the last nine months of 2018 using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the contractual minimum returns payable to us increase.

•
During the three months ended March 31, 2018, we funded $3,680 for capital improvements to certain hotels under our Marriott No. 234 agreement using cash on hand and borrowings under our revolving credit facility. We currently expect to fund approximately $5,800 for capital improvements under this agreement during the last nine months of 2018 using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the contractual minimum returns payable to us increase.

•
We did not fund any capital improvements to hotels under our InterContinental agreement during the three months ended March 31, 2018. We currently expect to fund approximately $81,700 during the last nine months of 2018 and approximately $16,100 during 2019 for capital improvements under this agreement using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the contractual minimum returns payable to us increase.

•
Our Sonesta agreement does not require FF&E escrow deposits. Under our Sonesta agreement, we are required to fund capital expenditures made at our hotels. During the three months ended March 31, 2018, we funded $13,132 for capital improvements to hotels included in our Sonesta agreement using cash on hand and borrowings under our revolving credit facility. We currently expect to fund approximately $75,300 during the last nine months of 2018 and approximately $76,600 during 2019 for capital improvements under this agreement using cash on hand or borrowings under our revolving credit facility. These investments primarily relate to planned renovations to the 15 hotels we acquired in 2017 and one hotel added to the portfolio in 2018 and converted to Sonesta brands. As we fund these improvements, the contractual minimum returns payable to us increase to the extent amounts funded exceed threshold amounts, as defined in our Sonesta agreement.

•
Our Wyndham agreement requires FF&E escrow deposits only if there are excess cash flows after payment of our minimum returns. No FF&E escrow deposits were required during the three months ended March 31, 2018. We did not fund any capital improvements to hotels under our Wyndham agreement during the three months ended March 31, 2018. We currently expect to fund approximately $10,400 for capital improvements under this agreement during the last nine months of 2018 using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the contractual minimum returns payable to us increase.

•
Pursuant to an agreement we entered into with Radisson in June 2017, we have agreed to fund up to $35,000 for renovation costs at certain hotels under our Radisson agreement. We did not fund any renovation costs to hotels under our Radisson agreement during the three months ended March 31, 2018. We currently expect to fund approximately $5,600 during the last nine months of 2018 and approximately $29,400 during 2019 for these renovations using cash on hand or borrowings under our revolving credit facility. As we fund these renovations, the contractual minimum returns payable to us will increase.

Our travel center leases with TA do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components. Under all of our TA leases, TA may request that we purchase qualifying capital improvements to the leased facilities in return for minimum rent increases. We funded $13,137 for purchases of capital improvements under these lease provisions during the three months ended March 31, 2018. We currently expect to fund approximately $38,300 for the purchase of capital improvements under these agreements during the last nine months of 2018 using cash on hand or borrowings under our revolving credit facility. TA is not obligated to request and we are not obligated to purchase any such improvements.
On February 2, 2018, we issued $400,000 principal amount of 4.375% senior notes due 2030 in an underwritten public offering. Net proceeds from this offering were $386,454 after discounts and expenses and were used to repay amounts outstanding under our revolving credit facility and for general business purposes.
On February 22, 2018, we paid a regular quarterly distribution to our common shareholders of record on January 29, 2018 of $0.52 per share, or $85,460. We funded this distribution using cash on hand and borrowings under our revolving credit facility. On April 19, 2018, we declared a regular quarterly distribution to common shareholders of record on April 30, 2018 of $0.53 per share, or $87,105. We expect to pay this amount on or about May 17, 2018 using cash on hand and borrowings under our revolving credit facility.
In order to fund acquisitions and to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $1,000,000 revolving credit facility and $400,000 term loan which are governed by a credit agreement with a syndicate of institutional lenders. The maturity date of our revolving credit facility is July 15, 2018 and, subject to our payment of an extension fee and meeting other conditions, we have an option to extend the stated maturity date of our revolving credit facility by one year to July 15, 2019. We are required to pay interest at the rate of LIBOR plus a premium, which was 110 basis points per annum at March 31, 2018, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 20 basis points per annum at March 31, 2018. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of March 31, 2018, the annual interest rate payable on borrowings under our revolving credit facility was 2.98%. As of March 31, 2018, we had $86,000 outstanding and $914,000 available to borrow under our revolving credit facility. As of May 8, 2018, we had no amounts outstanding and $1,000,000 available to borrow under our revolving credit facility.
Our $400,000 term loan, which matures on April 15, 2019, is prepayable without penalty at any time. We are required to pay interest at the rate of LIBOR plus a premium, which was 120 basis points per annum at March 31, 2018, on the amount outstanding under our $400,000 term loan. The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of March 31, 2018, the annual interest rate for the amount outstanding under our $400,000 term loan was 2.86%.
Our credit agreement also includes a feature under which the maximum borrowing availability may be increased to up to $2,300,000 on a combined basis in certain circumstances.
Our term debt maturities (other than our revolving credit facility and term loan) as of March 31, 2018 were as follows: $400,000 in 2021, $500,000 in 2022, $500,000 in 2023, $350,000 in 2024, $350,000 in 2025, $350,000 in 2026, $400,000 in 2027, $400,000 in 2028 and $400,000 in 2030.
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

Our ability to complete, and the costs associated with, future debt transactions depends primarily upon credit market conditions and our then creditworthiness. We have no control over market conditions. Our credit ratings depend upon evaluations by credit rating agencies of our business practices and plans, including our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity capital market conditions and our ability to conduct our business to maintain and grow our operating cash flows. We intend to conduct our business activities in a manner which will afford us reasonable access to capital for investment and financing activities, but we cannot be sure that we will be able to successfully carry out that intention.
Off Balance Sheet Arrangements
As of March 31, 2018, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants
Our debt obligations at March 31, 2018 consisted of outstanding borrowings under our $1,000,000 revolving credit facility, our $400,000 term loan and $3,650,000 of publicly issued term debt. Our publicly issued term debt is governed by our indentures and related supplements. These indentures and related supplements and our credit agreement contain a number of covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, and require us to maintain various financial ratios and our credit agreement restricts our ability to make distributions under certain circumstances. Our credit agreement provides for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business manager. As of March 31, 2018, we believe we were in compliance with all of the covenants under our indentures and their supplements and our credit agreement.
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
Management Agreements, Leases and Operating Statistics (dollar amounts in thousands)
As of March 31, 2018, 321 of our hotels (including one leased hotel) were included in seven portfolio agreements and two hotels were not included in a portfolio and are leased. As of March 31, 2018, our hotels were managed by or leased to separate affiliates of Marriott, InterContinental, Sonesta, Wyndham, Hyatt, Radisson and Morgans under nine agreements. Our 199 travel centers are leased to and operated by TA under five portfolio agreements.
The table and related notes below through page 29 summarize significant terms of our leases and management agreements as of March 31, 2018. These tables also include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include coverage of our minimum returns or minimum rents and occupancy, ADR and RevPAR for our hotel properties. We consider these statistics and the management agreement or lease security features also presented in the tables and related notes on the following pages to be important measures of our managers’ and tenants’ success in operating our properties and their ability to continue to pay us. However, this third party reported information is not a direct measure of our financial performance and we have not independently verified the operating data.

		Number of			Rent / Return Coverage (3)
		Rooms or			Three Months		Twelve Months
		Suites (Hotels) /		Annual	Ended		Ended
Operating Agreement	Number of	Land Acreage		Minimum	March 31,		March 31,
Reference Name	Properties	(Travel Centers)	Investment (1)	Return/Rent (2)	2018	2017	2018	2017
Marriott (No. 1) (4)	53	7,609	$697,434	$69,249	0.92x	1.00x	1.23x	1.33x
Marriott (No. 234) (5)	68	9,120	1,007,044	106,869	0.97x	1.01x	1.11x	1.13x
Marriott (No. 5) (6)	1	356	90,078	10,321	1.10x	0.90x	0.96x	0.73x
Subtotal / Average Marriott	122	17,085	1,794,556	186,439	0.96x	1.00x	1.15x	1.18x
InterContinental (7)	99	16,237	2,040,168	189,261	0.94x	0.99x	1.13x	1.19x
Sonesta (8)	49	8,326	1,470,612	110,379	0.43x	0.52x	0.74x	0.81x
Wyndham (9)	22	3,579	393,800	29,010	0.29x	0.30x	0.84x	0.88x
Hyatt (10)	22	2,724	301,942	22,037	1.06x	1.10x	1.12x	1.15x
Radisson (11)	8	1,579	195,101	12,920	1.28x	1.23x	1.37x	1.30x
Morgans (12)	1	372	120,000	7,595	1.01x	1.34x	0.74x	1.05x
Subtotal / Average Hotels	323	49,902	6,316,179	557,641	0.82x	0.88x	1.04x	1.09x
TA (No. 1) (13)	40	825	679,853	53,002	1.57x	1.26x	1.65x	1.60x
TA (No. 2) (14)	40	957	684,029	53,934	1.57x	1.20x	1.59x	1.50x
TA (No. 3) (15)	39	909	638,558	54,222	1.49x	1.17x	1.57x	1.52x
TA (No. 4) (16)	40	1,091	620,529	54,600	1.48x	1.04x	1.49x	1.46x
TA (No. 5) (17)	40	1,148	888,581	69,773	1.66x	1.29x	1.64x	1.55x
Subtotal / Average TA	199	4,930	3,511,550	285,531	1.56x	1.20x	1.59x	1.53x
Total / Average	522	49,902 / 4,930	$9,827,729	$843,172	1.07x	0.99x	1.23x	1.24x

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

(3)
We define coverage as combined total property level revenues minus all property level expenses and FF&E reserve escrows which are not subordinated to minimum returns or rents due to us (which data is provided to us by our managers or tenants), divided by the minimum returns or rents due to us. Coverage amounts for our InterContinental and Sonesta agreements and our TA Nos. 1, 2, 3 and 4 leases include data for periods prior to our ownership of certain properties. Coverage amounts for our Radisson agreement exclude data for periods prior to our sale of certain hotels.

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

We originally held a security deposit of $64,700 under this agreement to cover payment shortfalls of our minimum return. As of March 31, 2018, the available balance of this security deposit was $25,115. This security deposit may be replenished from a share of the hotels' available cash flows in excess of our minimum return and certain management fees. Marriott has also provided us with a $40,000 limited guaranty to cover payment shortfalls up to 90% of our minimum return after the available security deposit balance has been depleted, which expires in 2019. As of March 31, 2018, the available Marriott guaranty was $30,672.
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

(7)
We lease 98 InterContinental branded hotels (19 Staybridge Suites®, 61 Candlewood Suites®, two InterContinental®, 10 Crowne Plaza®, three Holiday Inn® and three Kimpton® Hotels & Restaurants) in 28 states in the U.S. and Ontario, Canada to one of our TRSs. These 98 hotels are managed by subsidiaries of InterContinental under a combination management agreement. We lease one additional InterContinental® branded hotel in Puerto Rico to a subsidiary of InterContinental. The annual minimum return amount presented in the table on page 26 includes $7,912 of minimum rent related to the leased Puerto Rico hotel. The management agreement and the lease expire in 2036; InterContinental has two renewal options for 15 years each for all, but not less than all, of the hotels.

As of March 31, 2018, we held a security deposit of $94,132 under this agreement to cover payment shortfalls of our minimum return. This security deposit, if utilized, may be replenished and increased up to $100,000 from the hotels' available cash flows in excess of our minimum return and certain management fees. Under this agreement, InterContinental is required to maintain a minimum security deposit of $37,000.
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

(9)
We lease our 22 Wyndham branded hotels (six Wyndham Hotels and Resorts® and 16 Hawthorn Suites® hotels) in 14 states to one of our TRSs. The hotels are managed by a subsidiary of Wyndham under a combination management agreement which expires in 2038; Wyndham has two renewal options for 15 years each for all, but not less than all, of the hotels. We also lease 48 vacation units in one of the hotels to Wyndham Vacation under a lease that expires in 2037; Wyndham Vacation has two renewal options for 15 years each for all, but not less than all, of the vacation units. The lease is guaranteed by Wyndham and provides for rent increases of 3% per annum. The annual minimum return amount presented in the table on page 26 includes $1,449 of minimum rent related to the Wyndham Vacation lease.

We have a limited guaranty of $35,656 under this agreement to cover payment shortfalls of our minimum return, subject to an annual payment limit of $17,828. This guaranty expires in 2020. As of March 31, 2018, the Wyndham guaranty was depleted. This guaranty may be replenished from the hotels' available cash flows in excess of our minimum return. This agreement provides that if the hotel cash flows available after payment of hotel operating expenses are less than the minimum returns due to us and if the guaranty is depleted, to avoid a default Wyndham is required to pay us the greater of the available hotels' cash flows after payment of hotel operating expenses and 85% of our minimum return.
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

We have a limited guaranty of $50,000 under this agreement to cover payment shortfalls of our minimum return. As of March 31, 2018, the available Hyatt guaranty was $21,463. The guaranty is limited in amount but does not expire in time and may be replenished from a share of the hotels' available cash flows in excess of our minimum return.
In addition to our minimum return, this management agreement provides for payment to us of 50% of the hotels' available cash flows after payment of operating expenses, funding the required FF&E reserve, payment of our minimum return and reimbursement to Hyatt of working capital and guaranty advances, if any. This additional return is not guaranteed.

(11)
We lease our eight Radisson branded hotels (four Radisson® Hotels & Resorts and four Country Inns & Suites® by Radisson hotels) in six states to one of our TRSs and these hotels are managed by a subsidiary of Radisson under a combination management agreement which expires in 2035 and Radisson has two 15 year renewal options for all, but not less than all, of the hotels.

We have a limited guaranty of $40,000 under this agreement to cover payment shortfalls of our minimum return. As of March 31, 2018, the available Radisson guaranty was $34,283. The guaranty is limited in amount but does not expire in time and may be replenished from a share of the hotels' available cash flows in excess of our minimum return. Also, this guaranty cap may be increased if we fund excess renovation costs under our agreement with Radisson.
In addition to our minimum return, this management agreement provides for payment to us of 50% of the hotels' available cash flows after payment of operating expenses, funding the required FF&E reserve, payment of our minimum return and reimbursement to Radisson of working capital and guaranty advances, if any. This additional return is not guaranteed.

(12)
As of March 31, 2018, we leased The Clift Hotel® in San Francisco, CA to a subsidiary of Morgans. This lease was scheduled to expire in 2103 and required annual rent to us of $7,595, subject to future increases. During the three months ended March 31, 2018, all contractual rent due to us under the Morgans lease was paid to us.

In December 2016, we notified Morgans that the closing of its merger with SBE without our consent was a breach of its lease obligations and shortly thereafter we commenced an unlawful detainer action in the California state courts to compel Morgans and SBE to surrender possession of this hotel to us. While we pursued this litigation, we were engaged in discussions with Morgans and SBE regarding this hotel. On March 14, 2018, we entered into a settlement agreement with Morgans and SBE. Pursuant to that settlement agreement, on May 8, 2018, the Morgans lease was terminated and Morgans surrendered possession of the hotel to us. The contractual rent due to us under the Morgans lease through May 8, 2018 was paid to us. We rebranded this hotel to the Royal Sonesta® brand and added it to our management agreement with Sonesta.

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

	No. of	No. of Rooms /	Three Months Ended March 31,
	Hotels	Suites	2018	2017	Change
ADR
Marriott (No. 1)	53	7,609	$130.81	$131.32	(0.4%)
Marriott (No. 234)	68	9,120	131.91	130.97	0.7%
Marriott (No. 5)	1	356	280.56	269.92	3.9%
Subtotal / Average Marriott	122	17,085	135.84	134.90	0.7%
InterContinental (1)	99	16,237	122.76	118.09	4.0%
Sonesta (1)	49	8,326	134.38	133.97	0.3%
Wyndham	22	3,579	93.69	92.67	1.1%
Hyatt	22	2,724	113.36	110.06	3.0%
Radisson (2)	8	1,579	123.38	120.82	2.1%
Morgans	1	372	302.59	293.88	3.0%
All Hotels Total / Average	323	49,902	$127.89	$125.58	1.8%
OCCUPANCY
Marriott (No. 1)	53	7,609	62.7%	62.8%	-0.1 pts
Marriott (No. 234)	68	9,120	71.7%	72.8%	-1.1 pts
Marriott (No. 5)	1	356	96.4%	90.0%	6.4 pts
Subtotal / Average Marriott	122	17,085	68.2%	68.7%	-0.5 pts
InterContinental (1)	99	16,237	75.7%	76.7%	-1.0 pts
Sonesta (1)	49	8,326	63.2%	64.9%	-1.7 pts
Wyndham	22	3,579	64.6%	64.4%	0.2 pts
Hyatt	22	2,724	77.1%	79.5%	-2.4 pts
Radisson (2)	8	1,579	74.3%	74.0%	0.3 pts
Morgans	1	372	78.7%	85.3%	-6.6 pts
All Hotels Total / Average	323	49,902	70.3%	71.2%	-0.9 pts
RevPAR
Marriott (No. 1)	53	7,609	$82.02	$82.47	(0.5%)
Marriott (No. 234)	68	9,120	94.58	95.35	(0.8%)
Marriott (No. 5)	1	356	270.46	242.93	11.3%
Subtotal / Average Marriott	122	17,085	92.64	92.68	—%
InterContinental (1)	99	16,237	92.93	90.58	2.6%
Sonesta (1)	49	8,326	84.93	86.95	(2.3%)
Wyndham	22	3,579	60.52	59.68	1.4%
Hyatt	22	2,724	87.40	87.50	(0.1%)
Radisson (2)	8	1,579	91.67	89.41	2.5%
Morgans	1	372	238.14	250.68	(5.0%)
All Hotels Total / Average	323	49,902	$89.91	$89.41	0.6%

(1)	Operating data includes data for certain hotels for periods prior to when we acquired them.

(2)	Operating data excludes data for certain hotels we sold during the periods presented.
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

Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business and property management agreements with RMR LLC; RMR Inc. is the managing member of RMR LLC; Adam D. Portnoy, one of our Managing Trustees, is the sole trustee of ABP Trust, which is the controlling shareholder of RMR Inc.; and we own shares of class A common stock of RMR Inc. We also have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services and which may have trustees, directors and officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc., including: TA, which is our former subsidiary and largest tenant and of which we are the largest shareholder; Sonesta, which is one of our hotel managers and is owned in part by Adam D. Portnoy, one of our Managing Trustees; and AIC, of which we, ABP Trust, TA and four other companies to which RMR LLC provides management services each own 14.3% and which arranges and reinsures in part a combined property insurance program for us and its six other shareholders. For further information about these and other such relationships and related person transactions, see Notes 7, 8, 9 and 10 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2017 Annual Report, our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission, or SEC. In addition, see the section captioned “Risk Factors” of our 2017 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our business and property management agreements with RMR LLC, our various agreements with TA and Sonesta and our shareholders agreement with AIC and its six other shareholders, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.

Non-GAAP Measures
Funds From Operations Available for Common Shareholders and Normalized Funds From Operations Available for Common Shareholders.
We calculate funds from operations, or FFO, available for common shareholders and normalized funds from operations, or Normalized FFO, available for common shareholders as shown below. FFO available for common shareholders is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or Nareit, which is net income available for common shareholders calculated in accordance with GAAP, excluding any gain or loss on sale of properties and loss on impairment of real estate assets, if any, plus real estate depreciation and amortization, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO available for common shareholders differs from Nareit's definition of FFO available for common shareholders because we include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year, and we exclude the excess of liquidation preference over carrying value of preferred shares redeemed and unrealized gains and losses on equity securities. We consider FFO available for common shareholders and Normalized FFO available for common shareholders to be appropriate supplemental measures of operating performance for a REIT, along with net income, net income available for common shareholders and operating income. We believe that FFO available for common shareholders and Normalized FFO available for common shareholders provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO available for common shareholders and Normalized FFO available for common shareholders may facilitate a comparison of our operating performance between periods and with other REITs. FFO available for common shareholders and Normalized FFO available for common shareholders are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement and public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. FFO available for common shareholders and Normalized FFO available for common shareholders do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income, net income available for common shareholders or operating income as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income, net income available for common shareholders and operating income as presented in our condensed consolidated statements of comprehensive income. Other real estate companies and REITs may calculate FFO available for common shareholders and Normalized FFO available for common shareholders differently than we do.

Our calculations of FFO available for common shareholders and Normalized FFO available for common shareholders for the three months ended March 31, 2018 and 2017 and reconciliations of net income available for common shareholders, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to those amounts appear in the following table (amounts in thousands, except per share amounts).

		For the Three Months Ended March 31,
		2018	2017
Net income available for common shareholders		$80,206	$25,843
Add:	Depreciation and amortization expense	99,617	93,451
FFO available for common shareholders		179,823	119,294
Add (less):	Estimated business management incentive fees (1)	—	19,620
	Excess of liquidation preference over carrying value of preferred shares redeemed (2)	—	9,893
	Unrealized gains and losses on equity securities, net (3)	(24,955)	—
Normalized FFO available for common shareholders		$154,868	$148,807

	Weighted average shares outstanding (basic)	164,199	164,120
	Weighted average shares outstanding (diluted) (4)	164,219	164,149

Per common share amounts (basic and diluted):
	Net income available for common shareholders	$0.49	$0.16
	FFO available for common shareholders	$1.10	$0.73
	Normalized FFO available for common shareholders	$0.94	$0.91
	Distributions declared per share	$0.52	$0.51

(1)
Incentive fees under our business management agreement with RMR LLC are payable after the end of each calendar year, are calculated based on common share total return, as defined, and are included in general and administrative expense in our condensed consolidated statements of comprehensive income. In calculating net income in accordance with GAAP, we recognize estimated business management incentive fee expense, if any, in the first, second and third quarters. Although we recognize this expense, if any, in the first, second and third quarters for purposes of calculating net income, we do not include these amounts in the calculation of Normalized FFO available for common shareholders until the fourth quarter, which is when the business management incentive fee expense amount for the year, if any, is determined. Incentive fees for 2018, if any, will be paid in cash in January 2019.

(2)
In February 2017, we redeemed all 11,600,000 of our outstanding 7.125% Series D cumulative redeemable preferred shares at the stated liquidation preference of $25.00 per share plus accrued and unpaid distributions to the date of redemption (an aggregate of $291,435). The liquidation preference of the redeemed shares exceeded the carrying amount for the redeemed shares as of the date of redemption by $9,893, or $0.06 per share, and we reduced net income available to common shareholders in the three months ended March 31, 2017 by that excess amount.

(3)
Unrealized gains and losses on equity securities, net represent the adjustment required to adjust the carrying value of our investments in RMR Inc. and TA common shares to their fair value as of March 31, 2018 in accordance with new GAAP standards effective January 1, 2018.

(4)	Represents weighted average common shares adjusted to reflect the potential dilution of unvested share awards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands, except per share amounts)
We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates has not materially changed since December 31, 2017. Other than as described below, we do not currently foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.
Fixed Rate Debt
At March 31, 2018, our outstanding publicly tradable debt consisted of nine issues of fixed rate, senior notes:

Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
$400,000	4.250%	$17,000	2021	Semi-Annually
500,000	5.000%	25,000	2022	Semi-Annually
500,000	4.500%	22,500	2023	Semi-Annually
350,000	4.650%	16,275	2024	Semi-Annually
350,000	4.500%	15,750	2025	Semi-Annually
350,000	5.250%	18,375	2026	Semi-Annually
400,000	4.950%	19,800	2027	Semi-Annually
400,000	3.950%	15,800	2028	Semi-Annually
400,000	4.375%	17,500	2030	Semi-Annually
$3,650,000		$168,000

No principal repayments are due under these notes until maturity. Because these notes require interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are one percentage point higher than the rates shown above, our per annum interest cost would increase by approximately $36,500. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at March 31, 2018 and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point change in interest rates would change the fair value of those debt obligations by approximately $199,873.

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
Floating Rate Debt
At March 31, 2018, our floating rate debt consisted of $86,000 outstanding under our $1,000,000 revolving credit facility and our $400,000 term loan. The maturity date of our revolving credit facility is July 15, 2018, and subject to our meeting conditions, including our payment of an extension fee, we have the option to extend the stated maturity date by one year to July 15, 2019. The maturity date of our $400,000 term loan is April 15, 2019. No principal repayments are required under our revolving credit facility prior to maturity, and repayments may be made and redrawn subject to conditions, at any time without penalty. No principal prepayments are required under our $400,000 term loan prior to maturity and we can repay principal amounts outstanding under the term loan subject to conditions at any time without penalty, but after amounts outstanding under our $400,000 term loan are repaid, amounts may not be redrawn. Borrowings under our revolving credit facility and $400,000 term loan are in U.S. dollars and require annual interest to be paid at the rate of LIBOR plus premiums that are subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR. In addition, upon renewal or refinancing of our revolving credit facility or our $400,000 term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of this floating rate debt but would affect our operating results.

The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of March 31, 2018:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Common Share Impact (2)
At March 31, 2018	2.89%	$486,000	$14,045	$0.09
One percentage point increase	3.89%	$486,000	$18,905	$0.12
(1)Weighted average based on the interest rates and the respective outstanding borrowings as of March 31, 2018.
(2)Based on diluted weighted average common shares outstanding for the three months ended March 31, 2018.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at March 31, 2018 if we were fully drawn on our revolving credit facility and our $400,000 term loan remained outstanding:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Common Share Impact (2)
At March 31, 2018	2.95%	$1,400,000	$41,300	$0.25
One percentage point increase	3.95%	$1,400,000	$55,300	$0.34

(1)	Weighted average based on the interest rates and the respective outstanding borrowings (assuming fully drawn) as of March 31, 2018.

(2)	Based on diluted weighted average common shares outstanding for the three months ended March 31, 2018.
The foregoing tables show the impact of an immediate increase in floating interest rates as of March 31, 2018. If interest rates were to increase gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts under our revolving credit facility and term loan or other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

Item 4. Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Operating Officer and our Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Operating Officer and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
WARNING CONCERNING FORWARD LOOKING STATEMENTS
THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, “WILL”, “MAY” AND NEGATIVES OR DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	OUR HOTEL MANAGERS’ OR TENANTS’ ABILITIES TO PAY THE CONTRACTUAL AMOUNTS OF RETURNS OR RENTS DUE TO US,

•	OUR ABILITY TO COMPETE FOR ACQUISITIONS EFFECTIVELY,

•	OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND TO SUSTAIN THE AMOUNT OF SUCH DISTRIBUTIONS,

•	OUR ABILITY TO RAISE DEBT OR EQUITY CAPITAL,

•	OUR ABILITY TO APPROPRIATELY BALANCE OUR USE OF DEBT AND EQUITY CAPITAL,

•	OUR INTENT TO MAKE IMPROVEMENTS TO CERTAIN OF OUR PROPERTIES AND THE SUCCESS OF OUR HOTEL RENOVATIONS TO IMPROVE OUR HOTELS' RATES AND OCCUPANCIES,

•	OUR ABILITY TO ENGAGE AND RETAIN QUALIFIED MANAGERS AND TENANTS FOR OUR HOTELS AND TRAVEL CENTERS ON SATISFACTORY TERMS,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•	OUR CREDIT RATINGS,

•	THE ABILITY OF TA TO PAY CURRENT AND DEFERRED RENT AMOUNTS AND OTHER OBLIGATIONS DUE TO US,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP INTEREST IN AND OTHER RELATIONSHIPS WITH RMR INC.,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP INTEREST IN AND OTHER RELATIONSHIPS WITH AIC AND FROM OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,

•	OUR QUALIFICATION FOR TAXATION AS A REIT,

•	CHANGES IN FEDERAL OR STATE TAX LAWS, AND

•	OTHER MATTERS.
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

•
AS OF MARCH 31, 2018, APPROXIMATELY 74% OF OUR AGGREGATE ANNUAL MINIMUM RETURNS AND RENTS WERE SECURED BY GUARANTEES OR SECURITY DEPOSITS FROM OUR MANAGERS AND TENANTS. THIS MAY IMPLY THAT THESE MINIMUM RETURNS AND RENTS WILL BE PAID. IN FACT, CERTAIN OF THESE GUARANTEES AND SECURITY DEPOSITS ARE LIMITED IN AMOUNT AND DURATION AND ALL THE GUARANTEES ARE SUBJECT TO THE GUARANTORS’ ABILITIES AND WILLINGNESS TO PAY. WE CANNOT BE SURE OF THE FUTURE FINANCIAL PERFORMANCE OF OUR PROPERTIES AND WHETHER SUCH PERFORMANCE WILL COVER OUR MINIMUM RETURNS AND RENTS, WHETHER THE GUARANTEES OR SECURITY DEPOSITS WILL BE ADEQUATE TO COVER FUTURE SHORTFALLS IN THE MINIMUM RETURNS OR RENTS DUE TO US WHICH THEY GUARANTY OR SECURE, OR REGARDING OUR MANAGERS', TENANTS' OR GUARANTORS' FUTURE ACTIONS IF AND WHEN THE GUARANTEES AND SECURITY DEPOSITS EXPIRE OR ARE DEPLETED OR THEIR ABILITIES OR WILLINGNESS TO PAY MINIMUM RETURNS AND RENTS OWED TO US. MOREOVER, THE SECURITY DEPOSITS WE HOLD ARE NOT SEGREGATED FROM OUR OTHER ASSETS AND THE APPLICATION OF SECURITY DEPOSITS TO COVER PAYMENT SHORTFALLS WILL RESULT IN US

RECORDING INCOME, BUT WILL NOT RESULT IN US RECEIVING ADDITIONAL CASH. THE BALANCE OF OUR ANNUAL MINIMUM RETURNS AND RENTS AS OF MARCH 31, 2018 WAS NOT SECURED BY GUARANTEES OR SECURITY DEPOSITS,

•
THE $35.7 MILLION LIMITED GUARANTY FROM WYNDHAM WAS DEPLETED DURING THE YEAR ENDED DECEMBER 31, 2017. WE DO NOT HOLD A SECURITY DEPOSIT WITH RESPECT TO AMOUNTS DUE UNDER THE WYNDHAM AGREEMENT. WYNDHAM HAS PAID 85% OF THE MINIMUM RETURNS DUE TO US FOR THE THREE MONTHS ENDED MARCH 31, 2018. WE CAN PROVIDE NO ASSURANCE AS TO WHETHER WYNDHAM WILL CONTINUE TO PAY AT LEAST THE GREATER OF AVAILABLE HOTEL CASH FLOWS AFTER PAYMENT OF HOTEL OPERATING EXPENSES AND 85% OF THE MINIMUM RETURNS DUE TO US OR IF WYNDHAM WILL DEFAULT ON ITS PAYMENTS,

•
WE HAVE NO GUARANTEES OR SECURITY DEPOSITS FOR THE MINIMUM RETURNS DUE TO US FROM OUR MARRIOTT NO. 1 OR OUR SONESTA HOTEL AGREEMENTS. ACCORDINGLY, WHEN WE RECEIVE THE CONTRACTUAL AMOUNTS DUE TO US UNDER THESE CONTRACTS, SUCH AMOUNTS MAY BE LESS THAN THE MINIMUM RETURNS STATED IN THOSE MANAGEMENT CONTRACTS,

•
WE HAVE RECENTLY RENOVATED CERTAIN HOTELS AND ARE CURRENTLY RENOVATING ADDITIONAL HOTELS. WE CURRENTLY EXPECT TO FUND APPROXIMATELY $189.7 MILLION DURING THE LAST NINE MONTHS OF 2018 AND $122.1 MILLION IN 2019 FOR RENOVATIONS AND OTHER CAPITAL IMPROVEMENT COSTS AT CERTAIN OF OUR HOTELS. THE COST OF CAPITAL PROJECTS ASSOCIATED WITH SUCH RENOVATIONS MAY BE GREATER THAN WE NOW ANTICIPATE. OPERATING RESULTS AT OUR HOTELS MAY DECLINE AS A RESULT OF HAVING ROOMS OUT OF SERVICE OR OTHER DISRUPTIONS DURING RENOVATIONS. ALSO, WHILE OUR FUNDING OF THESE CAPITAL PROJECTS WILL CAUSE OUR CONTRACTUAL MINIMUM RETURNS TO INCREASE, THE HOTELS’ OPERATING RESULTS MAY NOT INCREASE OR MAY NOT INCREASE TO THE EXTENT THAT THE MINIMUM RETURNS INCREASE. ACCORDINGLY, COVERAGE OF OUR MINIMUM RETURNS AT THESE HOTELS MAY REMAIN DEPRESSED FOR AN EXTENDED PERIOD,

•
WE CURRENTLY EXPECT TO PURCHASE FROM TA DURING THE LAST NINE MONTHS OF 2018 APPROXIMATELY $38.3 MILLION OF CAPITAL IMPROVEMENTS TA EXPECTS TO MAKE TO THE TRAVEL CENTERS WE LEASE TO TA. PURSUANT TO THE TERMS OF THE APPLICABLE LEASES, THE ANNUAL RENT PAYABLE TO US BY TA WILL INCREASE AS A RESULT OF ANY SUCH PURCHASES. WE MAY ULTIMATELY PURCHASE MORE OR LESS THAN THIS BUDGETED AMOUNT. TA MAY NOT REALIZE RESULTS FROM ANY OF THESE CAPITAL IMPROVEMENTS WHICH EQUAL OR EXCEED THE INCREASED ANNUAL RENTS IT WILL BE OBLIGATED TO PAY TO US, WHICH COULD INCREASE THE RISK OF TA BEING UNABLE TO PAY AMOUNTS DUE TO US,

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

•
HOTEL AND OTHER COMPETITIVE FORMS OF TEMPORARY LODGING SUPPLY (FOR EXAMPLE, AIRBNB) HAVE BEEN INCREASING AND MAY AFFECT OUR HOTEL OPERATORS' ABILITY TO GROW ADR AND OCCUPANCY, AND ADR AND OCCUPANCY COULD DECLINE DUE TO INCREASED COMPETITION WHICH MAY CAUSE OUR HOTEL OPERATORS TO BECOME UNABLE TO PAY OUR RETURNS OR RENTS,

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

•
CONTINGENCIES IN OUR ACQUISITION AND SALE AGREEMENTS MAY NOT BE SATISFIED AND ANY EXPECTED ACQUISITIONS AND SALES AND ANY RELATED MANAGEMENT OR LEASE ARRANGEMENTS WE EXPECT TO ENTER MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS OF SUCH TRANSACTIONS OR ARRANGEMENTS MAY CHANGE,

•
AT MARCH 31, 2018, WE HAD $16.8 MILLION OF CASH AND CASH EQUIVALENTS, $914.0 MILLION AVAILABLE UNDER OUR $1.0 BILLION REVOLVING CREDIT FACILITY AND SECURITY DEPOSITS AND GUARANTEES COVERING SOME OF OUR MINIMUM RETURNS AND RENTS. THESE STATEMENTS MAY IMPLY THAT WE HAVE ABUNDANT WORKING CAPITAL AND LIQUIDITY. HOWEVER, OUR MANAGERS AND TENANTS MAY NOT BE ABLE TO FUND MINIMUM RETURNS AND RENTS DUE TO US FROM OPERATING OUR PROPERTIES OR FROM OTHER RESOURCES; IN THE PAST AND CURRENTLY, CERTAIN OF OUR TENANTS AND HOTEL MANAGERS HAVE IN FACT NOT PAID THE MINIMUM AMOUNTS DUE TO US FROM THEIR OPERATIONS OF OUR LEASED OR MANAGED PROPERTIES. ALSO, CERTAIN OF THE SECURITY DEPOSITS AND GUARANTEES WE HAVE TO COVER ANY SUCH SHORTFALLS ARE LIMITED IN AMOUNT AND DURATION, AND ANY SECURITY DEPOSITS WE APPLY FOR SUCH SHORTFALLS DO NOT RESULT IN ADDITIONAL CASH FLOWS TO US. OUR PROPERTIES REQUIRE, AND WE HAVE AGREED TO PROVIDE, SIGNIFICANT FUNDING FOR CAPITAL IMPROVEMENTS, RENOVATIONS AND OTHER MATTERS. ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL OR LIQUIDITY,

•	WE MAY BE UNABLE TO REPAY OUR DEBT OBLIGATIONS WHEN THEY BECOME DUE,

•
WE INTEND TO CONDUCT OUR BUSINESS ACTIVITIES IN A MANNER THAT WILL AFFORD US REASONABLE ACCESS TO CAPITAL FOR INVESTMENT AND FINANCING ACTIVITIES. HOWEVER, WE MAY NOT SUCCEED IN THIS REGARD AND WE MAY NOT HAVE REASONABLE ACCESS TO CAPITAL,

•	CONTINUED AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY IS SUBJECT TO OUR SATISFYING CERTAIN FINANCIAL COVENANTS AND OTHER CREDIT FACILITY CONDITIONS THAT WE MAY BE UNABLE TO SATISFY,

•	ACTUAL COSTS UNDER OUR REVOLVING CREDIT FACILITY OR OTHER FLOATING RATE DEBT WILL BE HIGHER THAN LIBOR PLUS A PREMIUM BECAUSE OF FEES AND EXPENSES ASSOCIATED WITH SUCH DEBT,

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

•	RMR INC. MAY REDUCE THE AMOUNT OF DISTRIBUTIONS TO ITS SHAREHOLDERS, INCLUDING US, AND

•
MARRIOTT HAS NOTIFIED US THAT IT DOES NOT INTEND TO EXTEND ITS LEASE FOR OUR RESORT HOTEL ON KAUAI, HAWAII WHEN THAT LEASE EXPIRES ON DECEMBER 31, 2019 AND WE INTEND TO HAVE DISCUSSIONS WITH MARRIOTT ABOUT THE FUTURE OF THIS HOTEL. THESE STATEMENTS MAY IMPLY THAT MARRIOTT WILL NOT OPERATE THIS HOTEL IN THE FUTURE OR THAT WE MAY RECEIVE LESS CASH FLOWS FROM THIS HOTEL IN THE FUTURE. OUR DISCUSSIONS WITH MARRIOTT HAVE BEGUN. AT THIS TIME WE CANNOT PREDICT HOW OUR DISCUSSIONS WITH MARRIOTT WILL IMPACT THE FUTURE OF THIS HOTEL. FOR EXAMPLE, THIS HOTEL MAY CONTINUE TO BE OPERATED BY MARRIOTT ON DIFFERENT CONTRACT TERMS THAN THE CURRENT LEASE, WE MAY IDENTIFY A DIFFERENT OPERATOR FOR THIS HOTEL OR THE CASH FLOWS WHICH WE RECEIVE FROM OUR OWNERSHIP OF THIS HOTEL MAY BE DIFFERENT THAN THE RENT WE NOW RECEIVE. ALSO, ALTHOUGH THE CURRENT LEASE EXPIRES ON DECEMBER 31, 2019, WE AND MARRIOTT MAY AGREE UPON A DIFFERENT TERMINATION DATE.

CURRENTLY UNEXPECTED RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS ACTS OF TERRORISM, NATURAL DISASTERS, CHANGES IN OUR MANAGERS’ OR TENANTS’ REVENUES OR EXPENSES, CHANGES IN OUR MANAGERS’ OR TENANTS’ FINANCIAL CONDITIONS, THE MARKET DEMAND FOR HOTEL ROOMS OR FUEL OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.
THE INFORMATION CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q AND IN OUR 2017 ANNUAL REPORT OR OUR OTHER FILINGS WITH THE SEC, INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.
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

Part II Other Information
Item 1A. Risk Factors
There have been no material changes to risk factors from those we previously disclosed in our 2017 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended March 31, 2018:

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of		as Part of Publicly	May Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	Paid per Share	or Programs	Programs
January 2018	3,394	$29.85	$—	$—
Total	3,394	$29.85	$—	$—

(1)
This common share purchase was made to satisfy employee tax withholding and payment obligations of a former RMR LLC employee in connection with the vesting of awards of our common shares. We purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on December 29, 2017.

Item 6. Exhibits

Exhibit Number	Description
3.1
Composite Copy of Amended and Restated Declaration of Trust, dated as of August 21, 1995, as amended to date. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.)

3.2	Amended and Restated Bylaws of the Company, adopted April 12, 2018. (Filed herewith.)
3.3	Amended and Restated Bylaws of the Company, adopted April 12, 2018. (marked copy) (Filed herewith.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.)
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

4.13
Fifth Supplemental Indenture, dated as of February 2, 2018, between the Company and U.S. Bank National Association, relating to the Company’s 4.375% Senior Notes due 2030, including form there of. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.)

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

10.2	Pooling Agreement, dated April 23, 2012, as updated through May 8, 2018, among HPT Clift TRS LLC, Sonesta Clift LLC, Cambridge TRS, Inc. and Sonesta International Hotels Corporation. (Filed herewith.)
12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Distributions. (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPITALITY PROPERTIES TRUST

/s/ John G. Murray
John G. Murray
President and Chief Operating Officer
Dated: May 9, 2018

/s/ Mark L. Kleifges
Mark L. Kleifges
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: May 9, 2018