Form 10-K/A
period 2017-12-31
HOSPITALITY PROPERTIES TRUST
filed 2018-07-16
CIK 945394

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
References in this Amendment No. 1 to Annual Report on Form 10-K to “HPT,” “we” or “our” include Hospitality Properties Trust.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2018 Annual Meeting of Shareholders filed with the Securities and Exchange Commission.

EXPLANATORY NOTE
We are filing this Amendment No. 1, or the Amendment, to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, previously filed with the Securities and Exchange Commission, or SEC, on March 1, 2018, or the Annual Report, solely for the purpose of correcting a transcription error in the date in the consent of Ernst & Young LLP filed as Exhibit 23.1 to the Annual Report. Ernst & Young LLP's consent in the Annual Report erroneously references the prior year audit report. The correct date was included in the manually executed consent received from Ernst & Young LLP, and the correct consent is being filed as Exhibit 23.1 with the Amendment.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, currently dated certifications by HPT's principal executive officer and principal financial officer required in accordance with Rule 13a-14(a) are being filed as exhibits to this Amendment and the exhibit list included in Item 15 of Part IV of the Annual Report has been amended accordingly; however, paragraphs 3, 4 and 5 of the certifications have been omitted because this Amendment does not contain any financial statements nor does it contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K.
Except as described above, no other changes have been made to the Annual Report. This Amendment does not reflect events occurring after the date of the Annual Report nor does it modify or update the disclosures contained in the Annual Report that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Annual Report and our other filings made with the SEC subsequent to the filing of the Annual Report.

PART IV
Item 15.  Exhibits and Financial Statement Schedules
(b)    Exhibits

Exhibit Number	Description

23.1	Consent of Ernst & Young LLP. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
31.5	Rule 13a-14(a) Certification. (Filed herewith.)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hospitality Properties Trust
By:	/s/ Mark L. Kleifges
Mark L. Kleifges Chief Financial Officer and Treasurer

Dated: July 16, 2018