Form 10-Q
period 2018-06-30
HOSPITALITY PROPERTIES TRUST
filed 2018-08-09
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of August 8, 2018:   164,363,747

HOSPITALITY PROPERTIES TRUST

FORM 10-Q

June 30, 2018

References in this Quarterly Report on Form 10-Q to “HPT”, “we”, “us” or “our” include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

Part I Financial Information

Item 1. Financial Statements

HOSPITALITY PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands, except share data)

	June 30,	December 31,
	2018	2017
ASSETS
Real estate properties:
Land	$1,673,113	$1,668,797
Buildings, improvements and equipment	7,899,636	7,758,862
Total real estate properties, gross	9,572,749	9,427,659
Accumulated depreciation	(2,909,488)	(2,784,478)
Total real estate properties, net	6,663,261	6,643,181
Cash and cash equivalents	16,549	24,139
Restricted cash	73,279	73,357
Due from related persons	84,786	78,513
Other assets, net	387,487	331,195
Total assets	$7,225,362	$7,150,385

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$122,000	$398,000
Unsecured term loan, net	396,994	399,086
Senior unsecured notes, net	3,594,256	3,203,962
Security deposits	131,071	126,078
Accounts payable and other liabilities	207,685	184,788
Due to related persons	12,687	83,049
Total liabilities	4,464,693	4,394,963

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 164,363,747 and 164,349,141 shares issued and outstanding, respectively	1,644	1,643
Additional paid in capital	4,542,706	4,542,307
Cumulative net income	3,567,068	3,310,017
Cumulative other comprehensive income (loss)	(281)	79,358
Cumulative preferred distributions	(343,412)	(343,412)
Cumulative common distributions	(5,007,056)	(4,834,491)
Total shareholders’ equity	2,760,669	2,755,422
Total liabilities and shareholders’ equity	$7,225,362	$7,150,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Hotel operating revenues	$529,599	$489,209	$974,875	$897,445
Rental income	81,018	80,239	163,011	159,378
FF&E reserve income	1,334	1,155	2,698	2,382
Total revenues	611,951	570,603	1,140,584	1,059,205

Expenses:
Hotel operating expenses	374,081	339,549	689,063	622,272
Depreciation and amortization	99,684	95,155	199,301	188,606
General and administrative	13,121	30,347	24,855	62,693
Total expenses	486,886	465,051	913,219	873,571

Operating income	125,065	105,552	227,365	185,634

Dividend income	626	626	1,252	1,252
Unrealized gains and losses on equity securities, net	20,940	—	45,895	—
Interest income	323	122	615	379
Interest expense (including amortization of debt issuance costs and debt discounts and premiums of $2,559, $2,194, $5,037 and $4,346, respectively)	(48,741)	(45,189)	(96,281)	(88,755)
Loss on early extinguishment of debt	(160)	—	(160)	—
Income before income taxes and equity in earnings of an investee	98,053	61,111	178,686	98,510
Income tax expense	(771)	(786)	(1,242)	(1,142)
Equity in earnings of an investee	7	374	51	502
Net income	97,289	60,699	177,495	97,870
Other comprehensive income:
Unrealized gain (loss) on investment securities	—	(8,968)	—	12,650
Equity interest in investee’s unrealized gains (losses)	10	58	(83)	179
Other comprehensive income (loss)	10	(8,910)	(83)	12,829
Comprehensive income	$97,299	$51,789	$177,412	$110,699

Net income	$97,289	$60,699	$177,495	$97,870
Preferred distributions	—	—	—	(1,435)
Excess of liquidation preference over carrying value of preferred shares redeemed	—	—	—	(9,893)
Net income available for common shareholders	$97,289	$60,699	$177,495	$86,542

Weighted average common shares outstanding (basic)	164,205	164,123	164,202	164,121
Weighted average common shares outstanding (diluted)	164,243	164,165	164,226	164,157

Net income available for common shareholders per common share (basic and diluted)	$0.59	$0.37	$1.08	$0.53

The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$177,495	$97,870
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	199,301	188,606
Amortization of debt issuance costs and debt discounts and premiums as interest	5,037	4,346
Straight line rental income	(6,223)	(6,121)
Security deposits received or replenished	4,986	31,422
Loss on early extinguishment of debt	160	—
Unrealized (gains) and losses on equity securities, net	(45,895)	—
Equity in earnings of an investee	(51)	(502)
Other non-cash (income) expense, net	(1,700)	(1,810)
Changes in assets and liabilities:
Due from related persons	(243)	(490)
Other assets	(4,689)	(13,661)
Accounts payable and other liabilities	10,196	6,565
Due to related persons	(74,997)	(15,175)
Net cash provided by operating activities	263,377	291,050

Cash flows from investing activities:
Real estate acquisitions and deposits	(91,221)	(357,679)
Real estate improvements	(67,069)	(62,204)
Hotel managers’ purchases with restricted cash	(59,823)	(39,877)
Hotel manager's deposit of insurance proceeds into restricted cash	18,000	—
Net cash used in investing activities	(200,113)	(459,760)

Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes, after discounts and premiums	389,976	598,246
Redemption of preferred shares	—	(290,000)
Repurchase of convertible senior notes	—	(8,478)
Borrowings under unsecured revolving credit facility	301,000	359,000
Repayments of unsecured revolving credit facility	(577,000)	(272,000)
Deferred financing costs	(12,242)	(5,018)
Repurchase of common shares	(101)	(14)
Distributions to preferred shareholders	—	(6,601)
Distributions to common shareholders	(172,565)	(169,196)
Net cash provided by (used in) financing activities	(70,932)	205,939
Increase (decrease) in cash and cash equivalents and restricted cash	(7,668)	37,229
Cash and cash equivalents and restricted cash at beginning of period	97,496	71,352
Cash and cash equivalents and restricted cash at end of period	$89,828	$108,581

Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:

Cash and cash equivalents	$16,549	$49,670
Restricted cash	73,279	58,911
Total cash and cash equivalents and restricted cash	$89,828	$108,581

Supplemental cash flow information:
Cash paid for interest	$76,509	$75,266
Cash paid for income taxes	2,589	2,226
The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 1. Basis of Presentation
The accompanying condensed consolidated financial statements of Hospitality Properties Trust and its subsidiaries, or HPT, we, our or us, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2017, as amended, or our 2017 Annual Report. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair statement of results for the interim period, have been included. These condensed consolidated financial statements include the accounts of HPT and our subsidiaries, all of which are 100% owned directly or indirectly by HPT. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods and those of our managers and tenants are not necessarily indicative of the results that may be expected for the full year. Reclassifications have been made to the prior years’ condensed consolidated financial statements to conform to the current year’s presentation.
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
We have determined that each of our wholly owned taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification™. We have concluded that we must consolidate each of our TRSs because we are the entity with the power to direct the activities that most significantly impact such VIEs’ performance and we have the obligation to absorb losses or the right to receive benefits from each VIE that could be significant to the VIE and are, therefore, the primary beneficiary of each VIE. The assets of our TRSs were $38,962 and $33,305 as of June 30, 2018 and December 31, 2017, respectively, and consist primarily of amounts due from and working capital advances to certain of our hotel managers. The liabilities of our TRSs were $194,649 and $140,897 as of June 30, 2018 and December 31, 2017, respectively, and consist primarily of security deposits they hold and amounts payable to certain of our hotel managers. The assets of our TRSs are available to satisfy our TRSs’ obligations and we have guaranteed certain obligations of our TRSs.

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
On January 1, 2018, we adopted FASB ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes how entities measure certain equity investments and present changes in the fair value of financial liabilities measured under the fair value option that are attributable to their own credit. The implementation of ASU No. 2016-01 resulted in the reclassification of historical changes in the fair value of our available for sale equity securities of $78,715 from cumulative other comprehensive income to cumulative net income. We also reclassified $841 from cumulative other comprehensive income to cumulative net income for our share of cumulative other comprehensive income of our equity method investee. Effective January 1, 2018, changes in the fair value of our equity securities are recorded through earnings in accordance with ASU No. 2016-01.

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

On January 1, 2018, we adopted FASB ASU No. 2016-18, Restricted Cash, which requires companies to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The implementation of ASU 2016-18 resulted in an increase of $35,175 of net cash provided by operating activities and an increase of $36,720 of net cash used in investing activities for the six months ended June 30, 2017. This update also requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheets. Restricted cash consisting of amounts escrowed by our hotel operators pursuant to the terms of our management agreements and leases to fund periodic renovations and improvements at our hotels totaled $73,279 and $58,911 as of June 30, 2018 and 2017, respectively. See Notes 3 and 8 for further information regarding our FF&E reserves. The adoption of this update did not change our balance sheet presentation.
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
In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns the measurement and classification guidance for share-based payments to nonemployees with the guidance for share-based payments to employees, with certain exceptions. ASU No. 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently assessing the potential impact the adoption of ASU No. 2018-07 will have in our condensed consolidated financial statements.
Note 3. Revenue Recognition
We report hotel operating revenues for managed hotels in our condensed consolidated statements of comprehensive income. We generally recognize hotel operating revenues, consisting primarily of room and food and beverage sales, when goods and services are provided.
We report rental income for leased hotels and travel centers in our condensed consolidated statements of comprehensive income. We recognize rental income from operating leases on a straight line basis over the term of the lease agreements. Rental income includes $3,144 and $6,223 for the three and six months ended June 30, 2018, respectively, and $3,113 and $6,121 for the three and six months ended June 30, 2017, respectively, of adjustments necessary to record scheduled rent increases under certain of our leases, the deferred rent obligations payable to us under our leases with TravelCenters of America LLC, or TA, and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks at our travel centers on a straight line basis. See Notes 8 and 10 for further information regarding our TA leases. Due from related persons includes $60,249 and $54,219 and other assets, net, includes $2,885 and $2,691 of straight line rent receivables at June 30, 2018 and December 31, 2017, respectively.
We determine percentage rent due to us under our leases annually and recognize it when all contingencies have been met and the rent is earned. We had deferred estimated percentage rent of $950 and $1,784 for the three and six months ended June 30, 2018, respectively, and $346 and $949 for the three and six months ended June 30, 2017, respectively.

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

Note 4. Weighted Average Common Shares
The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Weighted average common shares for basic earnings per share	164,205	164,123	164,202	164,121
Effect of dilutive securities: Unvested share awards	38	42	24	36
Weighted average common shares for diluted earnings per share	164,243	164,165	164,226	164,157

Note 5. Shareholders' Equity
Share Awards
On April 12, 2018, in accordance with our Trustee compensation arrangements, and in connection with the election of one of our Managing Trustees, we granted 3,000 of our common shares, valued at $25.07 per common share, the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on that day, to the Managing Trustee who was elected as a Managing Trustee that day.
On June 14, 2018, in accordance with our Trustee compensation arrangements, we granted 3,000 of our common shares, valued at $28.44 per common share, the closing price of our common shares on the Nasdaq on that day to each of our five Trustees as part of their annual compensation.
Share Purchases
On January 1, 2018, we purchased an aggregate of 3,394 of our common shares for $29.85 per common share, the closing price of our common shares on Nasdaq on December 29, 2017, from a former officer of The RMR Group LLC, or RMR LLC, in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Distributions
On February 22, 2018, we paid a regular quarterly distribution to our common shareholders of record on January 29, 2018 of $0.52 per share, or $85,460. On May 17, 2018, we paid a regular quarterly distribution to common shareholders of record on April 30, 2018 of $0.53 per share, or $87,105. On July 19, 2018, we declared a regular quarterly distribution to common shareholders of record on July 30, 2018 of $0.53 per share, or $87,113. We expect to pay this amount on or about August 16, 2018.
Cumulative Other Comprehensive Income (Loss)
Cumulative other comprehensive income (loss), as of June 30, 2018, represents our share of the comprehensive loss of Affiliates Insurance Company, or AIC. See Note 10 for further information regarding this investment. The following table presents changes in the amounts we recognized in cumulative other comprehensive income (loss) by component for the three and six months ended June 30, 2018:

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

	Three Months Ended June 30, 2018
	Unrealized Gain	Equity in
	(Loss) on Investment	Unrealized Gain
	Securities, net	(loss) of Investees	Total
Balance at March 31, 2018	$—	$550	$550
Amounts reclassified from cumulative other comprehensive income to retained earnings	—	(841)	(841)
Current period other comprehensive income	—	10	10
Balance at June 30, 2018	$—	$(281)	$(281)

	Six Months Ended June 30, 2018
	Unrealized Gain	Equity in
	(Loss) on Investment	Unrealized Gain
	Securities, net	(loss) of Investees	Total
Balance at December 31, 2017	$78,715	$643	$79,358
Amounts reclassified from cumulative other comprehensive income to retained earnings	(78,715)	(841)	(79,556)
Current period other comprehensive loss	—	(83)	(83)
Balance at June 30, 2018	$—	$(281)	$(281)

Note 6. Indebtedness
Our principal debt obligations at June 30, 2018 were: (1) $122,000 of outstanding borrowings under our $1,000,000 unsecured revolving credit facility; (2) our $400,000 unsecured term loan; and (3) $3,650,000 aggregate outstanding principal amount of senior unsecured notes. Our revolving credit facility and our term loan are governed by a credit agreement with a syndicate of institutional lenders.
We have a $1,000,000 revolving credit facility that is available for general business purposes, including acquisitions. Our revolving credit facility provides that we can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. On May 10, 2018, we amended and restated the credit agreement governing our revolving credit facility and our term loan. As a result of the amendment, the interest rate payable on borrowings under our revolving credit facility was reduced from a rate of LIBOR plus a premium of 110 basis points per annum to a rate of LIBOR plus a premium of 100 basis points per annum. The facility fee remained unchanged at 20 basis points per annum on the total amount of lending commitments under this facility. The interest rate premium and facility fee are each subject to adjustment based upon changes to our credit ratings. Also as a result of the amendment, the stated maturity date of this facility was extended from July 15, 2018 to July 15, 2022, and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to further extend the maturity date of the facility for two additional six month periods. As a result of this amendment, we recognized a loss on early extinguishment of debt related to the revolving credit facility of $90 during the three months ended June 30, 2018 to write off unamortized debt issuance costs.
As of June 30, 2018, the annual interest rate payable on borrowings under our revolving credit facility was 2.98%. The weighted average annual interest rate for borrowings under our revolving credit facility was 3.32% and 3.02% for the three and six months ended June 30, 2018, respectively, and 2.15% and 2.07% for the three and six months ended June 30, 2017, respectively. As of June 30, 2018, we had $122,000 outstanding and $878,000 available under our revolving credit facility. As of August 8, 2018, we had $89,000 outstanding and $911,000 available to borrow under our revolving credit facility.
As a result of the amendment to our credit agreement, the interest rate payable on borrowings under our term loan was reduced from a rate of LIBOR plus a premium of 120 basis points per annum to a rate of LIBOR plus a premium of 110 basis points per annum, subject to adjustment based upon changes to our credit ratings. Also as a result of the amendment, the stated maturity date of the term loan was extended from April 15, 2019 to July 15, 2023. Our term loan is prepayable without penalty at any time. As a result of this amendment, we recognized a loss on early extinguishment of debt related to the term loan of $70 during the three months ended June 30, 2018 to write off unamortized debt issuance costs.

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

As of June 30, 2018, the annual interest rate for the amount outstanding under our term loan was 3.08%. The weighted average annual interest rate for borrowings under our term loan was 3.06% and 2.93% for the three and six months ended June 30, 2018, respectively, and 2.20% and 2.09% for the three and six months ended June 30, 2017, respectively.
Our credit agreement also includes a feature under which maximum aggregate borrowings may be increased to up to $2,300,000 on a combined basis in certain circumstances. Our credit agreement and our unsecured senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business manager. Our credit agreement and our unsecured senior notes indentures and their supplements also contain a number of covenants, including covenants that restrict our ability to incur debts or to make distributions under certain circumstances and generally require us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of our credit agreement and our unsecured senior notes indentures and their supplements at June 30, 2018.
On February 2, 2018, we issued $400,000 principal amount of 4.375% senior notes due 2030 in a public offering. Net proceeds from this offering were $386,400 after discounts and expenses.
Note 7. Real Estate Properties
At June 30, 2018, we owned 325 hotels and 199 travel centers.
During the six months ended June 30, 2018, we funded $71,077 for improvements to certain of our properties which, pursuant to the terms of our management and lease agreements with our hotel managers and tenants, resulted in increases in our contractual annual minimum returns and rents of $5,139. See Notes 8 and 10 for further information about our management and lease agreements and our fundings of improvements to certain of our properties.
Acquisitions
During the six months ended June 30, 2018, we acquired two hotels. We accounted for these transactions as acquisitions of assets. Our allocation of the purchase price of each of these acquisitions based on the estimated fair value of the acquired assets and assumed liabilities is presented in the table below.

Acquisition Date	Location	Purchase Price	Land	Land Improvements	Building and Improvements	Furniture, Fixtures and Equipment
6/15/2018	Minneapolis, MN (1)	75,438	$2,192	$—	$68,263	$4,983
6/15/2018	Baton Rouge, LA (2)	16,015	2,241	173	12,836	765
		$91,453	$4,433	$173	$81,099	$5,748

(1)
On June 15, 2018, we acquired the 360 room Radisson Blu® hotel in Minneapolis, MN for a purchase price of $75,438, including capitalized acquisition costs of $438. We added this hotel to our management agreement with Radisson Hospitality, Inc., or Radisson.

(2)
On June 15, 2018, we acquired the 117 suite Staybridge Suites® at Louisiana State University in Baton Rouge, LA for a purchase price of $16,015 including capitalized acquisition costs of $265. We added this hotel to our management agreement with InterContinental Hotels Group, plc, or InterContinental.

See Note 8 for further information regarding our Radisson and InterContinental agreements.
Note 8. Hotel Management Agreements and Leases
As of June 30, 2018, we owned 325 hotels and 199 travel centers, which were included in 13 operating agreements. We do not operate any of our properties.
As of June 30, 2018, 323 of our hotels were leased to our TRSs and managed by independent hotel operating companies and two hotels were leased to third parties. As of June 30, 2018, our hotel properties were managed by or leased to separate subsidiaries of Marriott International, Inc., or Marriott, InterContinental, Sonesta International Hotels Corporation, or Sonesta, Wyndham Hotels & Resorts, Inc., or Wyndham, Hyatt Hotels Corporation, or Hyatt, and Radisson under eight agreements.

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

These hotel agreements have initial terms expiring between 2019 and 2038. Each of these agreements is for between one and 100 of our hotels. In general, the agreements contain renewal options for all, but not less than all, of the affected properties included in each agreement, and the renewal terms range between 20 to 60 years. Most of these agreements require the third party manager or tenant to: (1) make payments to us of minimum returns or minimum rents; (2) deposit a percentage of total hotel sales into reserves established for the regular refurbishment of our hotels, or FF&E reserves; and (3) for our managed hotels, make payments to our TRSs of additional returns to the extent of available cash flows after payment of operating expenses, funding of the FF&E reserves, payment of our minimum returns, payment of certain management fees and replenishment of security deposits or guarantees. Some of our managers or tenants or their affiliates have provided deposits or guarantees to secure their obligations to pay us.
Marriott No. 1 agreement. Our management agreement with Marriott for 53 hotels, or our Marriott No. 1 agreement, provides that, as of June 30, 2018, we are to be paid an annual minimum return of $69,317 to the extent that gross revenues of the hotels, after payment of hotel operating expenses and funding of the FF&E reserve, are sufficient to do so. Marriott’s base and incentive management fees are only earned after we receive our minimum returns. We realized minimum returns of $18,536 and $17,222 during the three months ended June 30, 2018 and 2017, respectively, and minimum returns of $34,619 and $34,410 during the six months ended June 30, 2018 and 2017, respectively, under this agreement. We also realized additional returns of $2,529 during both the three and six months ended June 30, 2018 and $3,204 during both the three and six months ended June 30, 2017, which represent our share of hotel cash flows in excess of the minimum returns due to us for these periods. We do not have any security deposits or guarantees for our minimum returns from the 53 hotels included in our Marriott No. 1 agreement. Accordingly, the minimum returns we receive from these hotels managed by Marriott are limited to the hotels' available cash flows after payment of operating expenses and funding of the FF&E reserve.
We funded $854 for capital improvements to certain of the hotels included in our Marriott No. 1 agreement during the six months ended June 30, 2018. We currently expect to fund approximately $10,300 for capital improvements to certain hotels under our Marriott No. 1 agreement during the last six months of 2018. As we fund these improvements, the annual minimum returns payable to us increase by 10% of the amounts funded.
Marriott No. 234 agreement.  Our management agreement with Marriott for 68 hotels, or our Marriott No. 234 agreement, provides that, as of June 30, 2018, we are to be paid an annual minimum return of $106,869. We realized minimum returns of $26,717 and $26,590 during the three months ended June 30, 2018 and 2017, respectively, and $53,427 and $53,180 during the six months ended June 30, 2018 and 2017, respectively, under this agreement. Pursuant to our Marriott No. 234 agreement, Marriott has provided us with a security deposit to cover minimum return payment shortfalls, if any. Under this agreement, this security deposit may be replenished and increased up to $64,700 from a share of hotel cash flows in excess of the minimum returns due to us. Marriott’s base and incentive management fees are only earned after we receive our minimum returns. During the six months ended June 30, 2018, our available security deposit was replenished by $4,985 from a share of hotel cash flows in excess of the minimum returns due to us during the period. The available balance of this security deposit was $30,956 as of June 30, 2018. Pursuant to our Marriott No. 234 agreement, Marriott has also provided us with a limited guarantee which expires in 2019 for shortfalls up to 90% of our minimum returns, if and after the available security deposit has been depleted. The available balance of the guarantee was $30,672 as of June 30, 2018.
We funded $3,680 for capital improvements to certain of the hotels included in our Marriott No. 234 agreement during the six months ended June 30, 2018. We currently expect to fund approximately $5,600 for capital improvements to certain hotels under our Marriott No. 234 agreement during the last six months of 2018. As we fund these improvements, the annual minimum returns payable to us increase by 9% of the amounts funded.
Marriott No. 5 agreement. We lease one hotel in Kauai, HI to Marriott which requires that, as of June 30, 2018, we are paid annual minimum rents of $10,321. This lease is guaranteed by Marriott and we realized $2,580 and $2,540 of rent for this hotel during the three months ended June 30, 2018 and 2017, respectively, and $5,160 and $5,080 during the six months ended June 30, 2018 and 2017, respectively. The guarantee provided by Marriott with respect to this leased hotel is unlimited. Marriott has four renewal options for 15 years each. On August 31, 2016, Marriott notified us that it will not exercise its renewal option at the expiration of the current lease term ending on December 31, 2019.
InterContinental agreement. Our management agreement with InterContinental for 100 hotels, or our InterContinental agreement, provides that, as of June 30, 2018, we are to be paid annual minimum returns and rents of $190,521. We realized minimum returns and rents of $47,371 and $43,637 during the three months ended June 30, 2018 and 2017, respectively, and $94,686 and $85,245 during the six months ended June 30, 2018 and 2017, respectively, under this agreement. We also realized

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

additional returns under this agreement of $1,720 and $3,261 during the three months ended June 30, 2018 and 2017, respectively, and $1,720 and $3,572 during the six months ended June 30, 2018 and 2017, respectively, from our share of hotel cash flows in excess of the minimum returns and rents due to us for that period.
Pursuant to our InterContinental agreement, InterContinental has provided us with a security deposit to cover minimum payment shortfalls, if any. Under this agreement, InterContinental is required to maintain a minimum security deposit of $37,000 and this security deposit may be replenished and increased up to $100,000 from a share of future cash flows from the hotels in excess of our minimum returns and rents. During the three months ended June 30, 2018, the available security deposit was replenished by $5,868 from the hotels' cash flows in excess of the minimum returns due to us for the period. The available balance of the InterContinental security deposit was at the maximum contractual amount of $100,000 as of June 30, 2018.
We did not fund any capital improvements to our InterContinental hotels during the six months ended June 30, 2018. We currently expect to fund approximately $52,000 during the last six months of 2018 and approximately $42,500 during 2019 for capital improvements to certain hotels under our InterContinental agreement. As we fund these improvements, the annual minimum returns and rents payable to us increase by 8% of the amounts funded.
Sonesta agreement. As of June 30, 2018, Sonesta managed 11 of our full service hotels and 39 of our limited service hotels pursuant to management agreements for each of the hotels, which we refer to collectively as our Sonesta agreement, and a pooling agreement, which combines those management agreements for purposes of calculating gross revenues, payment of hotel operating expenses, payment of fees and distributions and minimum returns due to us.
Our Sonesta agreement provides that we are paid a fixed annual minimum return equal to 8% of our invested capital, as defined therein, which was $121,451 as of June 30, 2018, if gross revenues of the hotels, after payment of hotel operating expenses and management and related fees (other than Sonesta’s incentive fee, if applicable), are sufficient to do so. Our Sonesta agreement further provides that we are paid an additional return based upon operating profits, as defined therein, after payment of Sonesta’s incentive fee, if applicable. We do not have any security deposits or guarantees for our hotels managed by Sonesta. Accordingly, the returns we receive from our hotels managed by Sonesta are limited to the hotels' available cash flows after payment of operating expenses, including management and related fees. We realized returns of $27,902 and $24,405 during the three months ended June 30, 2018 and 2017, respectively, and $39,874 and $35,067 during the six months ended June 30, 2018 and 2017, respectively, under our Sonesta agreement.
Pursuant to our Sonesta agreement, we recognized management, reservation and system fees and reimbursement costs for certain guest loyalty, marketing program and third party reservation transmission fees payable to Sonesta of $9,483 and $7,558 for the three months ended June 30, 2018 and 2017, respectively, and $16,808 and $13,287 for the six months ended June 30, 2018 and 2017, respectively. In addition, we recognized procurement and construction supervision fees payable to Sonesta of $789 and $113 for the three months ended June 30, 2018 and 2017, respectively, and $1,194 and $194 for the six months ended June 30, 2018 and 2017, respectively, pursuant to our Sonesta agreement. These amounts are included in hotel operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.
Our Sonesta agreement does not require FF&E escrow deposits, but does require us to fund capital expenditures that we approve at our hotels managed by Sonesta. We funded $36,875 for renovations and other capital improvements to certain hotels included in our Sonesta agreement during the six months ended June 30, 2018, which resulted in increases in our contractual annual minimum returns of $2,218. We currently expect to fund approximately $63,100 during the last six months of 2018 and approximately $72,200 during 2019 for renovations and other capital improvements to certain of our hotels managed by Sonesta, including The Clift Hotel, which was added to our Sonesta agreement on May 8, 2018. We previously leased The Clift Hotel, which is located in San Francisco, CA, to a subsidiary of Morgans Hotel Group, or Morgans. On May 8, 2018, pursuant to a settlement agreement with Morgans and SBE Entertainment Group, LLC, or SBE, our Morgans lease was terminated and Morgans surrendered possession of the hotel to us. We rebranded this hotel to the Royal Sonesta® brand and added it to our management agreement with Sonesta. The terms of the management agreement are consistent with the terms of our other management agreements with Sonesta for full service hotels. The annual minimum returns due to us under the Sonesta agreement increase by 8% of the capital expenditure amounts we fund in excess of threshold amounts, as defined therein. We owed Sonesta $8,979 and $2,438 for capital expenditure and other reimbursements at June 30, 2018 and 2017, respectively. Amounts due from Sonesta are included in due from related persons and amounts owed to Sonesta are included in due to related persons in our condensed consolidated balance sheets.
See Note 10 for further information regarding our relationship with Sonesta.

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Morgans agreement.  Prior to May 8, 2018, we leased The Clift Hotel in San Francisco, CA to Morgans. This lease was scheduled to expire in 2103 and required annual rent to us of $7,595. During the period of April 1, 2018 through May 8, 2018, all contractual rent due to us under the Morgans lease was paid to us. As noted above, this lease was terminated on May 8, 2018. See above for further information regarding this lease and The Clift Hotel.
Wyndham agreements. Our management agreement with Wyndham for 22 hotels, or our Wyndham agreement, provides that, as of June 30, 2018, we are to be paid annual minimum returns of $27,614. Pursuant to our Wyndham agreement, Wyndham has provided us with a guarantee, which was limited to $35,656, subject to an annual payment limit of $17,828, and expires on July 28, 2020. This guarantee was depleted during 2017 and may be replenished from a share of future cash flows from these hotels in excess of our minimum returns. We also lease 48 vacation units in one of our hotels to a subsidiary of Wyndham Destinations, Inc. (NYSE: WYND), or Destinations, which requires that, as of June 30, 2018, we are paid annual minimum rents of $1,449. The guaranty provided by Destinations with respect to the Destinations lease for part of one hotel is unlimited. The Wyndham agreement provides that if the hotel cash flows available after payment of hotel operating expenses are less than the minimum returns due to us and if the guaranty is depleted, to avoid a default Wyndham is required to pay us the greater of the available hotel cash flows after payment of hotel operating expenses and 85% of the contractual amount due to us. During the three and six months ended June 30, 2018, we realized returns of $5,862 and $11,719, respectively, which represents 85% of the minimum returns due for the period, under this agreement. During the three and six months ended June 30, 2017, we realized returns of $6,841 and $13,642, respectively, under this agreement. We recognized the contractual rents of $454 during the three months ended June 30, 2018 and 2017 and $908 during the six months ended June 30, 2018 and 2017 under our Destinations lease agreement. Our lease with Destinations for 48 vacation units is subject to termination in the event of a manager default under our Wyndham agreement. Rental income for the three months ended June 30, 2018 and 2017 for this lease includes $91 and $102, respectively, and $182 and $204 for the six months ended June 30, 2018 and 2017, respectively, of adjustments necessary to record rent on a straight line basis.
Our Wyndham agreement requires FF&E escrow deposits equal to 5% of total hotel sales for all hotels included in the agreement subject to available cash flows after payment of our minimum return. No FF&E escrow deposits were made during the six months ended June 30, 2018.
We funded $660 for capital improvements to certain of the hotels included in our Wyndham agreement during the six months ended June 30, 2018. We currently expect to fund approximately $8,300 for capital improvements to certain hotels under our Wyndham agreement during the last six months of 2018. As we fund these improvements, the annual minimum returns payable to us increase by 8% of the amounts funded.
Hyatt agreement. Our management agreement with Hyatt for 22 hotels, or our Hyatt agreement, provides that, as of June 30, 2018, we are to be paid an annual minimum return of $22,037. We realized minimum returns of $5,509 during each of the three months ended June 30, 2018 and 2017 and minimum returns of $11,019 during each of the six months ended June 30, 2018 and 2017 under this agreement. Pursuant to our Hyatt agreement, Hyatt has provided us with a guarantee, which is limited to $50,000. During the six months ended June 30, 2018, the available guarantee was replenished by $2,714 from a share of hotel cash flows in excess of the minimum returns due to us. The available balance of the guarantee was $23,820 as of June 30, 2018.
Radisson agreement. Our management agreement with Radisson for nine hotels, or our Radisson agreement, provides that, as of June 30, 2018, we are to be paid an annual minimum return of $18,920. We realized minimum returns of $3,493 and $3,230 during the three months ended June 30, 2018 and 2017, respectively, and $6,723 and $6,460 during the six months ended June 30, 2018 and 2017, respectively, under this agreement. In connection with our acquisition of the Radisson Blu® hotel described in Note 7, the available balance of the guaranty under our Radisson agreement was increased by $6,000 and the guaranty cap was increased to $46,000. During the six months ended June 30, 2018, our available guarantee was replenished by $2,597 from a share of hotel cash flows in excess of the minimum returns due to us. The available balance of the guarantee was $41,961 as of June 30, 2018.
We did not fund any capital improvement costs at hotels included in our Radisson agreement during the six months ended June 30, 2018. We currently expect to fund approximately $6,100 during the last six months of 2018 and approximately $28,900 during 2019 for capital improvements to certain hotels under our Radisson agreement.  Our annual minimum returns, the available balance of the guaranty and the limited guaranty cap under our Radisson agreement will increase by 8% of any amounts we fund.

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

TA leases. As of June 30, 2018, we leased to TA a total of 199 travel centers under five leases.
We recognized rental income from TA of $74,468 and $72,616 for the three months ended June 30, 2018 and 2017, respectively, and $148,661 and $144,141 for the six months ended June 30, 2018 and 2017, respectively. Rental income for the three months ended June 30, 2018 and 2017 includes $3,046 and $3,007, respectively, and $6,029 and $5,919 for the six months ended June 30, 2018 and 2017, respectively, of adjustments to record the deferred rent obligations under our TA leases and the estimated future payments to us by TA for the cost of removing underground storage tanks on a straight line basis. As of June 30, 2018 and December 31, 2017, we had receivables for current rent amounts owed to us by TA and straight line rent adjustments of $84,786 and $78,513, respectively. These amounts are included in due from related persons in our condensed consolidated balance sheets.
Our TA leases do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components.
Under our TA leases, TA may request that we fund capital improvements in return for increases in TA’s annual minimum rent equal to 8.5% of the amounts funded. We funded $28,836 and $50,403 for the six months ended June 30, 2018 and 2017, respectively, of capital improvements to our TA leases. As a result, TA’s annual minimum rent payable to us increased by $2,451 and $4,284, respectively. We currently expect to fund approximately $22,800 for renovations and other capital improvements to our travel centers during the last six months of 2018. TA is not obligated to request and we are not obligated to fund any such improvements.
In addition to the rental income that we recognized during the three months ended June 30, 2018 and 2017 as described above, our TA leases require TA to pay us percentage rent based upon increases in certain sales. We determine percentage rent due under our TA leases annually and recognize any resulting amount as rental income when all contingencies are met. We had aggregate deferred percentage rent under our TA leases of $861 and $346 for the three months ended June 30, 2018 and 2017, respectively, and $1,696 and $949 for the six months ended June 30, 2018 and 2017, respectively.
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
Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $1,434 less than the minimum returns due to us for the three months ended June 30, 2018 and $22,113 and $14,299 less than the minimum returns due to us for the six months ended June 30, 2018 and 2017, respectively. The net operating results of our managed hotel portfolios exceeded, in the aggregate, the minimum returns due to us for the three months ended June 30, 2017. When managers of these hotels are required to fund the shortfalls under the terms of our management agreements or their guarantees, we reflect such fundings (including security deposit applications) in our condensed consolidated statements of comprehensive income as a reduction of hotel operating expenses. There was no reduction to hotel operating expenses for the three months ended June 30, 2018 and 2017 and there were reductions of $3,278 and $3,716 for the six months ended June 30, 2018 and 2017, respectively. We had shortfalls at certain of our managed hotel portfolios not funded by the managers of these hotels under the terms of our management agreements of $2,284 and $18,835 for the three and six months ended June 30, 2018, respectively, which represent the unguaranteed portions of our minimum returns from our Sonesta and Wyndham agreements. We had shortfalls at certain of our managed hotel portfolios not funded by the managers of these hotels under the terms of our management agreements of $10,583 for the six months ended June 30, 2017, which represents the unguaranteed portion of our minimum returns from Sonesta. We had no shortfalls during the three months ended June 30, 2017.
Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $32,512 and $36,559 more than the minimum returns due to us for the three months ended June 30, 2018 and 2017, respectively, and $26,879 and $36,724 more than the minimum returns due to us for the six months ended June 30, 2018 and 2017, respectively. Certain of our guarantees and our security deposits may be replenished by a share of future cash flows from the applicable hotel operations in

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

excess of the minimum returns due to us pursuant to the terms of the respective agreements. When our guarantees and our security deposits are replenished by cash flows from hotel operations, we reflect such replenishments in our condensed consolidated statements of comprehensive income as an increase to hotel operating expenses. We had $16,593 and $14,682 of guarantee and security deposit replenishments for the three months ended June 30, 2018 and 2017, respectively, and $10,295 and $13,240 of guarantee and security deposit replenishments for the six months ended June 30, 2018 and 2017, respectively.
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
Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $9,894 and $27,892 for the three months ended June 30, 2018 and 2017, respectively, and $19,618 and $57,661 for the six months ended June 30, 2018 and 2017, respectively. Based on our common share total return, as defined in our business management agreement, as of June 30, 2018, no 2018 incentive fees are included in the net business management fees we recognized for the three and six months ended June 30, 2018. The actual amount of annual incentive fees for 2018, if any, will be based on our common share total return, as defined in our business management agreement, for the three year period ending December 31, 2018, and will be payable in 2019. The net business management fees we recognized for the three and six months ended June 30, 2017 included $17,750 and $37,370, respectively, of then estimated 2017 incentive fees; in January 2018, we paid RMR LLC an incentive fee of $74,573 for 2017. These amounts are included in general and administrative expenses in our condensed consolidated statements of comprehensive income.
Pursuant to our property management agreement with RMR LLC, we recognized property management fees of $12 and $10 for the three months ended June 30, 2018 and 2017, respectively, and $25 and $21 for the six months ended June 30, 2018 and 2017, respectively. These fees are payable in connection with the management of the office building component of one of our hotels. These amounts are included in hotel operating expenses in our condensed consolidated statements of comprehensive income.
We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf. We reimbursed RMR LLC $45 for property management related expenses related to the office building component of one of our hotels for the three months ended June 30, 2018 and 2017 and $111 and $91 for the six months ended June 30, 2018 and 2017, respectively, which amounts are included in hotel operating expenses in our condensed consolidated statements of comprehensive income. In addition, we are responsible for our share of RMR LLC’s costs for providing our internal audit function. The amounts recognized as expense for internal audit costs were $54 and $67 for the three months ended June 30, 2018 and 2017, respectively, and $124 and $135 for the six months ended June 30, 2018 and 2017, respectively. These amounts are included in general and administrative expenses in our condensed consolidated statements of comprehensive income for these periods.
Note 10. Related Person Transactions
We have relationships and historical and continuing transactions with TA, Sonesta, RMR LLC, The RMR Group Inc., or RMR Inc., AIC and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and which have trustees, directors and officers who are also our Trustees or officers.
TA.  TA is our largest tenant and property operator, leasing 34% of our gross carrying value of real estate properties as of June 30, 2018. We lease all of our travel centers to TA under the TA leases. We are also TA’s largest shareholder; as of June 30, 2018, we owned 3,420,000 common shares of TA, representing approximately 8.6% of TA’s outstanding common shares. RMR LLC provides management services to both us and TA, and Adam D. Portnoy, one of our Managing Trustees, also serves as a managing director of TA. See Note 8 for further information regarding our relationships, agreements and transactions with TA and Note 13 for further information regarding our investment in TA.
Sonesta. Sonesta is a private company owned in part by Adam D. Portnoy, one of our Managing Trustees. As of June 30, 2018, Sonesta managed 50 of our hotels pursuant to management and pooling agreements. See Note 8 for further information regarding our relationships, agreements and transactions with Sonesta.

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Our Manager, RMR LLC. We have two agreements with RMR LLC to provide management services to us. See Note 9 for further information regarding our management agreements with RMR LLC.
RMR Inc. RMR LLC is a majority owned subsidiary of RMR Inc. and RMR Inc. is the managing member of RMR LLC. Adam D. Portnoy, one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., and a managing director, president and chief executive officer of RMR Inc. and an officer of RMR LLC. John G. Murray, our other Managing Trustee and our President and Chief Executive Officer, also serves as an executive officer of RMR LLC. Other officers of RMR LLC also serve as our officers. As of June 30, 2018, we owned 2,503,777 shares of class A common stock of RMR Inc. See Note 13 for further information regarding our investment in RMR Inc.
AIC. We, ABP Trust, TA and four other companies to which RMR LLC provides management services currently own AIC in equal amounts. We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC. We currently expect to pay, as of June 30, 2018, aggregate annual premiums, including taxes and fees, of approximately $5,738 in connection with this insurance program for the policy year ending June 30, 2019, which amount may be adjusted from time to time as we acquire and dispose of properties that are included in this insurance program.
As of June 30, 2018 and December 31, 2017, our investment in AIC had a carrying value of $8,160 and $8,192, respectively. These amounts are included in other assets in our condensed consolidated balance sheets. We recognized income related to our investment in AIC, which is presented as equity in earnings of an investee in our condensed consolidated statements of comprehensive income. Our other comprehensive income includes our proportionate part of unrealized gains and (losses) on securities that are owned by AIC related to our investment in AIC.
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

During the three and six months ended June 30, 2018, we recognized income tax expense of $771 and $1,242, respectively, which includes $211 and $340, respectively, of foreign taxes and $560 and $902, respectively, of state taxes. During the three and six months ended June 30, 2017, we recognized income tax expense of $786 and $1,142, respectively, which includes $246 and $361, respectively, of foreign taxes, $25 and $36, respectively, of federal taxes and $515 and $745, respectively, of state taxes.

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 12. Segment Information

We aggregate our hotels and travel centers into two reportable segments, hotel investments and travel center investments, based on their similar operating and economic characteristics.

	For the Three Months Ended June 30, 2018
	Hotels	Travel Centers	Corporate	Consolidated
Revenues:
Hotel operating revenues	$529,599	$—	$—	$529,599
Rental income	6,550	74,468	—	81,018
FF&E reserve income	1,334	—	—	1,334
Total revenues	537,483	74,468	—	611,951

Expenses:
Hotel operating expenses	374,081	—	—	374,081
Depreciation and amortization	62,953	36,731	—	99,684
General and administrative	—	—	13,121	13,121
Total expenses	437,034	36,731	13,121	486,886

Operating income (loss)	100,449	37,737	(13,121)	125,065

Dividend income	—	—	626	626
Unrealized gains and losses on equity securities, net	—	—	20,940	20,940
Interest income	—	—	323	323
Interest expense	—	—	(48,741)	(48,741)
Loss on early extinguishment of debt	—	—	(160)	(160)
Income (loss) before income taxes and equity in earnings of an investee	100,449	37,737	(40,133)	98,053
Income tax expense	—	—	(771)	(771)
Equity in earnings of an investee	—	—	7	7
Net income (loss)	$100,449	$37,737	$(40,897)	$97,289

	For the Six Months Ended June 30, 2018
	Hotels	Travel Centers	Corporate	Consolidated
Revenues:
Hotel operating revenues	$974,875	$—	$—	$974,875
Rental income	14,350	148,661	—	163,011
FF&E reserve income	2,698	—	—	2,698
Total revenues	991,923	148,661	—	1,140,584

Expenses:
Hotel operating expenses	689,063	—	—	689,063
Depreciation and amortization	125,399	73,902	—	199,301
General and administrative	—	—	24,855	24,855
Total expenses	814,462	73,902	24,855	913,219

Operating income (loss)	177,461	74,759	(24,855)	227,365

Dividend income	—	—	1,252	1,252
Unrealized gains and losses on equity securities, net	—	—	45,895	45,895
Interest income	—	—	615	615
Interest expense	—	—	(96,281)	(96,281)
Loss on early extinguishment of debt	—	—	(160)	(160)
Income (loss) before income taxes and equity in earnings of an investee	177,461	74,759	(73,534)	178,686
Income tax expense	—	—	(1,242)	(1,242)
Equity in earnings of an investee	—	—	51	51
Net income (loss)	$177,461	$74,759	$(74,725)	$177,495

	As of June 30, 2018
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$4,542,777	$2,436,855	$245,730	$7,225,362

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

	For the Three Months Ended June 30, 2017
	Hotels	Travel Centers	Corporate	Consolidated
Revenues:
Hotel operating revenues	$489,209	$—	$—	$489,209
Rental income	7,623	72,616	—	80,239
FF&E reserve income	1,155	—	—	1,155
Total revenues	497,987	72,616	—	570,603

Expenses:
Hotel operating expenses	339,549	—	—	339,549
Depreciation and amortization	59,403	35,752	—	95,155
General and administrative	—	—	30,347	30,347
Total expenses	398,952	35,752	30,347	465,051

Operating income (loss)	99,035	36,864	(30,347)	105,552

Dividend income	—	—	626	626
Interest income	—	—	122	122
Interest expense	—	—	(45,189)	(45,189)
Income (loss) before income taxes and equity in earnings of an investee	99,035	36,864	(74,788)	61,111
Income tax expense	—	—	(786)	(786)
Equity in earnings of an investee	—	—	374	374
Net income (loss)	$99,035	$36,864	$(75,200)	$60,699

	For the Six Months Ended June 30, 2017
	Hotels	Travel Centers	Corporate	Consolidated
Revenues:
Hotel operating revenues	$897,445	$—	$—	$897,445
Rental income	15,237	144,141	—	159,378
FF&E reserve income	2,382	—	—	2,382
Total revenues	915,064	144,141	—	1,059,205

Expenses:
Hotel operating expenses	622,272	—	—	622,272
Depreciation and amortization	117,506	71,100	—	188,606
General and administrative	—	—	62,693	62,693
Total expenses	739,778	71,100	62,693	873,571

Operating income (loss)	175,286	73,041	(62,693)	185,634

Dividend income	—	—	1,252	1,252
Interest income	—	—	379	379
Interest expense	—	—	(88,755)	(88,755)
Income (loss) before income taxes and equity in earnings of an investee	175,286	73,041	(149,817)	98,510
Income tax expense	—	—	(1,142)	(1,142)
Equity in earnings of an investee	—	—	502	502
Net income (loss)	$175,286	$73,041	$(150,457)	$97,870

	As of December 31, 2017
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$4,477,512	$2,476,073	$196,800	$7,150,385

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 13. Fair Value of Assets and Liabilities
The table below presents certain of our assets carried at fair value at June 30, 2018, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

		Fair Value at June 30, 2018 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Carrying Value at	Identical Assets	Observable Inputs	Unobservable Inputs
Description	June 30, 2018	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurement Assets:
Investment in TA (1)	$11,970	$11,970	$—	$—
Investment in RMR Inc.(2)	$196,421	$196,421	$—	$—

(1)
Our 3,420,000 common shares of TA, which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs). Our historical cost basis for these shares is $17,407 as of June 30, 2018. During the three and six months ended June 30, 2018, we recorded unrealized losses of $342 and $2,052, respectively, to adjust the carrying value of our investment in TA shares to their fair value as of June 30, 2018.

(2)
Our 2,503,777 shares of class A common stock of RMR Inc., which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs). Our historical cost basis for these shares is $66,374 as of June 30, 2018. During the three and six months ended June 30, 2018, we recorded unrealized gains of $21,282 and $47,947, respectively, to adjust the carrying value of our investment in RMR Inc. shares to their fair value as of June 30, 2018.

In addition to the investment securities included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, revolving credit facility, term loan, senior notes and security deposits. At June 30, 2018 and December 31, 2017, the fair values of these additional financial instruments approximated their carrying values in our condensed consolidated balance sheets due to their short term nature or variable interest rates, except as follows:

	June 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Value (1)	Value	Value (1)	Value
Senior Unsecured Notes, due 2021 at 4.25%	$396,218	$404,978	$395,497	$413,676
Senior Unsecured Notes, due 2022 at 5.00%	495,004	516,013	494,398	533,908
Senior Unsecured Notes, due 2023 at 4.50%	499,186	504,185	499,104	523,275
Senior Unsecured Notes, due 2024 at 4.65%	347,687	350,730	347,484	368,804
Senior Unsecured Notes, due 2025 at 4.50%	345,399	342,886	345,055	363,589
Senior Unsecured Notes, due 2026 at 5.25%	341,391	357,082	340,826	377,431
Senior Unsecured Notes, due 2027 at 4.95%	393,514	396,806	393,137	422,914
Senior Unsecured Notes, due 2028 at 3.95%	389,035	364,276	388,461	390,930
Senior Unsecured Notes, due 2030 at 4.375%	386,822	370,932	—	—
Total financial liabilities	$3,594,256	$3,607,888	$3,203,962	$3,394,527

(1)	Carrying value includes unamortized discounts and premiums and issuance costs.
At June 30, 2018 and December 31, 2017, we estimated the fair values of our senior notes using an average of the bid and ask price of our then outstanding issuances of senior notes (Level 2 inputs).

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
Management agreements and leases.  At June 30, 2018, we owned 325 hotels operated under eight agreements; 323 of these hotels are leased by us to our wholly owned TRSs and managed by hotel operating companies and two are leased to hotel operating companies. At June 30, 2018, our 199 owned travel centers were leased to TA under five agreements. Our condensed consolidated statements of comprehensive income include operating revenues and expenses of our managed hotels and rental income from our leased hotels and travel centers.
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
Hotel operations. During the three and six months ended June 30, 2018, the U.S. hotel industry generally realized increases in occupancy, average daily rate, or ADR, and revenue per available room, or RevPAR, compared to the same period in 2017. During the three months ended June 30, 2018, our 305 comparable hotels that we owned continuously since April 1, 2017 produced aggregate year over year increases in ADR and RevPar below the industry generally and a decline in occupancy. During the six months ended June 30, 2018, our 303 comparable hotels that we owned continuously since January 1, 2017 produced aggregate year over year increases in ADR and RevPAR below the industry generally and a decline in occupancy. We believe these results are, in part, due to the disruption and displacement at certain of our hotels undergoing renovations, increased competition from new hotel room supply in certain markets and decreased business activity in areas where some of our hotels are located.
For the three months ended June 30, 2018 compared to the same period in 2017 for our 305 comparable hotels that we have owned continuously since April 1, 2017: ADR increased 2.5% to $132.89; occupancy decreased 0.4 percentage points to 79.7%; and RevPAR increased 2.0% to $105.91.
For the three months ended June 30, 2018 compared to the same period in 2017 for all our 325 hotels: ADR increased 2.4% to $132.78; occupancy decreased 2.0 percentage points to 78.0%; and RevPAR decreased 0.1% to $103.57.
For the six months ended June 30, 2018 compared to the same period in 2017 for our 303 comparable hotels that we have owned continuously since January 1, 2017: ADR increased 2.1% to $129.79; occupancy decreased 0.2 percentage points to 75.6%; and RevPAR increased 1.9% to $98.12.
For the six months ended June 30, 2018 compared to the same period in 2017 for all our 325 hotels: ADR increased 2.2% to $130.52; occupancy decreased 1.4 percentage points to 74.2%; and RevPAR increased 0.3% to $96.85.
Additional details of our hotel operating agreements and agreements with TA are set forth in Notes 8 and 10 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the table and notes thereto on pages 31 through 33 below.

Results of Operations (dollar amounts in thousands, except share amounts)
Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

	For the Three Months Ended June 30,
			Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$529,599	$489,209	$40,390	8.3%
Rental income - hotels	6,550	7,623	(1,073)	(14.1)%
Rental income - travel centers	74,468	72,616	1,852	2.6%
Total rental income	81,018	80,239	779	1.0%
FF&E reserve income	1,334	1,155	179	15.5%

Expenses:
Hotel operating expenses	374,081	339,549	34,532	10.2%
Depreciation and amortization - hotels	62,953	59,403	3,550	6.0%
Depreciation and amortization - travel centers	36,731	35,752	979	2.7%
Total depreciation and amortization	99,684	95,155	4,529	4.8%
General and administrative	13,121	30,347	(17,226)	(56.8)%

Operating income	125,065	105,552	19,513	18.5%

Dividend income	626	626	—	—
Unrealized gains and losses on equity securities, net	20,940	—	20,940	—
Interest income	323	122	201	164.8%
Interest expense	(48,741)	(45,189)	(3,552)	7.9%
Loss on early extinguishment of debt	(160)	—	(160)	—
Income before income taxes and equity earnings of an investee	98,053	61,111	36,942	60.5%
Income tax expense	(771)	(786)	15	(1.9)%
Equity in earnings of an investee	7	374	(367)	(98.1)%
Net income available for common shareholders	$97,289	$60,699	$36,590	60.3%

Weighted average shares outstanding (basic)	164,205	164,123	82	n/m
Weighted average shares outstanding (diluted)	164,243	164,165	78	n/m

Net income available for common shareholders per common share (basic and diluted)	$0.59	$0.37	$0.22	59.5%

References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended June 30, 2018, compared to the three months ended June 30, 2017.
Hotel operating revenues. The increase in hotel operating revenues is a result of our hotel acquisitions since April 1, 2017 ($27,417), increased revenues at certain of our managed hotels due to increases in ADR and higher occupancies ($21,458) and the conversion of one hotel from a leased to managed property during the 2018 period ($4,915), partially offset by decreased revenues at certain of our managed hotels primarily as a result of lower occupancies ($8,978), decreased revenues as a result of our hotel dispositions since April 1, 2017 ($3,233) and decreased revenues at certain of our managed hotels undergoing renovations during all or part of the 2018 period resulting primarily from lower occupancies ($1,189). Additional operating statistics of our hotels are included in the table on page 34.
Rental income - hotels. The decrease in rental income - hotels is primarily the result of the conversion of one hotel from a leased to managed property during the 2018 period ($1,123), partially offset by contractual rent increases under certain of our hotel leases and increases in the minimum rents due to us as we funded improvements at certain of our leased hotels since April 1, 2017 ($50). Rental income - hotels for the 2018 and 2017 periods includes $98 and $106, respectively, of adjustments to record rent on a straight line basis.

Rental income - travel centers. The increase in rental income - travel centers is a result of increases in the minimum rents due to us for improvements we purchased at certain of our travel centers since April 1, 2017 ($1,647) and our travel center acquisitions since April 1, 2017 ($205). Rental income - travel centers for the 2018 and 2017 periods includes $3,046 and $3,007, respectively, of adjustments necessary to record scheduled rent increases under our TA leases, the deferred rent obligations payable to us under our TA leases and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks on a straight line basis.
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

Hotel operating expenses. The increase in hotel operating expenses is a result of our hotel acquisitions since April 1, 2017 ($22,375), an increase in wage and benefit costs, sales and marketing expenses and other operating costs at certain of our managed hotels resulting primarily from higher occupancies and general price increases ($7,969), the conversion of one hotel from a leased to managed property during the 2018 period ($5,360) and an increase in the amount of guaranty and security deposit replenishment under certain of our hotel management agreements ($1,911), partially offset by our hotel dispositions since April 1, 2017 ($2,863) and operating expense decreases at certain managed hotels undergoing renovations during all or part of the 2018 period resulting primarily from lower occupancies ($220). Certain guarantees and security deposits which have been applied to past payment deficits may be replenished from a share of subsequent cash flows from the applicable hotel operations pursuant to the terms of the respective management agreements. When our guarantees and our security deposits are replenished by cash flows from hotel operations, we reflect such replenishments in our condensed consolidated statements of comprehensive income as an increase to hotel operating expenses. Hotel operating expenses were increased by $16,593 and $14,682 during the three months ended June 30, 2018 and 2017, respectively, as a result of such replenishments.
Depreciation and amortization - hotels. The increase in depreciation and amortization - hotels is a result of the depreciation and amortization of improvements acquired with funds from our FF&E reserves or directly funded by us since April 1, 2017 ($4,588) and our hotel acquisitions since April 1, 2017 ($3,480), partially offset by certain of our depreciable assets becoming fully depreciated since April 1, 2017 ($4,518).
Depreciation and amortization - travel centers. The increase in depreciation and amortization - travel centers is a result of the depreciation and amortization of travel center improvements we purchased since April 1, 2017 ($1,350) and our travel center acquisitions since April 1, 2017 ($116), partially offset by certain of our depreciable assets becoming fully depreciated since April 1, 2017 ($487).
General and administrative. The decrease in general and administrative costs is primarily due to a decrease in business management fees as a result of no incentive fees being accrued for the 2018 period.
Operating income. Our operating income increased in the 2018 period compared to the 2017 period primarily due to the revenue and expense changes discussed above.
Dividend income. Dividend income represents the dividends we received from our investment in RMR Inc.
Unrealized gains and losses on equity securities, net. Unrealized gains and losses on equity securities, net represent the adjustment required to adjust the carrying value of our investments in RMR Inc. and TA common shares to their fair value as of June 30, 2018 in accordance with new GAAP standards effective January 1, 2018.
Interest income. The increase in interest income is due to higher average cash balances and interest rates during the 2018 period.
Interest expense. The increase in interest expense is due to higher average outstanding borrowings, partially offset by a lower weighted average interest rate in the 2018 period.
Loss on early extinguishment of debt. We recorded a loss of $160 on early extinguishment of debt in the 2018 period in connection with the amendment of our revolving credit facility and term loan.
Income tax expense. We recognized lower foreign taxes during the 2018 period primarily due to an decrease in the amount of foreign sourced income subject to income taxes.

Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of the earnings of AIC.
Net income available for common shareholders. Our net income available for common shareholders and net income available for common shareholders per common share (basic and diluted) each increased in the 2018 period compared to the 2017 period primarily due to the revenue and expense changes discussed above.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

	For the Six Months Ended June 30,
			Increase	% Increase
	2018	2017	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$974,875	$897,445	$77,430	8.6%
Rental income - hotels	14,350	15,237	(887)	(5.8)%
Rental income - travel centers	148,661	144,141	4,520	3.1%
Total rental income	163,011	159,378	3,633	2.3%
FF&E reserve income	2,698	2,382	316	13.3%

Expenses:
Hotel operating expenses	689,063	622,272	66,791	10.7%
Depreciation and amortization - hotels	125,399	117,506	7,893	6.7%
Depreciation and amortization - travel centers	73,902	71,100	2,802	3.9%
Total depreciation and amortization	199,301	188,606	10,695	5.7%
General and administrative	24,855	62,693	(37,838)	(60.4)%

Operating income	227,365	185,634	41,731	22.5%

Dividend income	1,252	1,252	—	—
Unrealized gains and losses on equity securities, net	45,895	—	45,895	—
Interest income	615	379	236	62.3%
Interest expense	(96,281)	(88,755)	(7,526)	8.5%
Loss on early extinguishment of debt	(160)	—	(160)	—
Income before income taxes and equity earnings of an investee	178,686	98,510	80,176	81.4%
Income tax expense	(1,242)	(1,142)	(100)	8.8%
Equity in earnings of an investee	51	502	(451)	(89.8)%
Net income	177,495	97,870	79,625	81.4%
Preferred distributions	—	(1,435)	1,435	—
Excess of liquidation preference over carrying value of preferred shares redeemed	—	(9,893)	9,893	—
Net income available for common shareholders	$177,495	$86,542	$90,953	105.1%

Weighted average shares outstanding (basic)	164,202	164,121	81	n/m
Weighted average shares outstanding (diluted)	164,226	164,157	69	n/m

Net income available for common shareholders per common share (basic and diluted)	$1.08	$0.53	$0.55	103.8%
References to changes in the income and expense categories below relate to the comparison of consolidated results for the six months ended June 30, 2018, compared to the six months ended June 30, 2017.
Hotel operating revenues. The increase in hotel operating revenues is a result of our hotel acquisitions since January 1, 2017 ($60,161), increased revenues at certain of our managed hotels due to increases in ADR and higher occupancies ($38,923) and the conversion of one hotel from a leased to managed property during the 2018 period ($4,915), partially offset by decreased revenues at certain of our managed hotels primarily as a result of lower occupancies ($14,791), decreased revenues as a result of our hotel dispositions since January 1, 2017 ($6,755) and decreased revenues at certain of our managed hotels undergoing renovations during all or part of the 2018 period resulting primarily from lower occupancies ($5,023). Additional operating statistics of our hotels are included in the table on page 34.
Rental income - hotels. The decrease in rental income - hotels is primarily a result of the conversion of one hotel from a leased to managed property during the 2018 period ($1,123), partially offset by contractual rent increases under certain of our hotel leases and increases in the minimum rents due to us as we funded improvements at certain of our leased hotels since

January 1, 2017 ($236). Rental income - hotels for the 2018 and 2017 periods includes $194 and $202, respectively, of adjustments to record rent on a straight line basis.
Rental income - travel centers. The increase in rental income - travel centers is a result of increases in the minimum rents due to us for improvements we purchased at certain of our travel centers since January 1, 2017 ($3,728) and our travel center acquisitions since January 1, 2017 ($792). Rental income - travel centers for the 2018 and 2017 periods includes $6,029 and $5,919, respectively, of adjustments necessary to record scheduled rent increases under our TA leases, the deferred rent obligations payable to us under our TA leases and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks on a straight line basis.
FF&E reserve income. The increase in FF&E reserve income is the result of increased sales at certain of our leased hotels in the 2018 period.

Hotel operating expenses. The increase in hotel operating expenses is a result of our hotel acquisitions since January 1, 2017 ($51,671), an increase in wage and benefit costs, sales and marketing expenses and other operating costs at certain of our managed hotels resulting primarily from higher occupancies and general price increases ($18,902) and the conversion of one hotel from a leased to managed property during the 2018 period ($5,360), partially offset by our hotel dispositions since January 1, 2017 ($5,846), an increase in the amount of guaranty and security deposit utilization under certain of our hotel management agreements ($2,506) and operating expense decreases at certain managed hotels undergoing renovations during all or part of the 2018 period resulting primarily from lower occupancies ($790). Hotel operating expenses were increased by $10,295 and $13,240 during the six months ended June 30, 2018 and 2017, respectively, as a result of replenishment of security deposits and guarantees under certain of our hotel management agreements. When our guarantees and our security deposits are utilized to cover shortfalls of hotels' cash flows from the minimum payments due to us, we reflect such replenishments in our condensed consolidated statements of comprehensive income as a decrease to hotel operating expenses. Hotel operating expenses were decreased by $3,278 and $3,716 during the six months ended June 30, 2018 and 2017, respectively, as a result of such utilization.
Depreciation and amortization - hotels. The increase in depreciation and amortization - hotels is a result of the depreciation and amortization of our hotel acquisitions since January 1, 2017 ($7,909) and improvements acquired with funds from our FF&E reserves or directly funded by us since January 1, 2017 ($7,626), partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2017 ($7,642).
Depreciation and amortization - travel centers. The increase in depreciation and amortization - travel centers is a result of the depreciation and amortization of travel center improvements we purchased since January 1, 2017 ($3,292) and our travel center acquisitions since January 1, 2017 ($335), partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2017 ($825).
General and administrative. The decrease in general and administrative costs is primarily due to a decrease in business management fees as a result of no incentive fees being accrued for the 2018 period.
Operating income. Our operating income increased in the 2018 period compared to the 2017 period primarily due to the revenue and expense changes discussed above.
Dividend income. Dividend income represents the dividends we received from our investment in RMR Inc.
Unrealized gains and losses on equity securities, net. Unrealized gains and losses on equity securities, net represent the adjustment required to adjust the carrying value of our investments in RMR Inc. and TA common shares to their fair value as of June 30, 2018 in accordance with new GAAP standards effective January 1, 2018.
Interest income. The increase in interest income is due to higher average cash balances and interest rates during the 2018 period.
Interest expense. The increase in interest expense is due to higher average outstanding borrowings, partially offset by a lower weighted average interest rate in the 2018 period.
Loss on early extinguishment of debt. We recorded a loss of $160 on early extinguishment of debt in the 2018 period in connection with the amendment of our revolving credit facility and term loan.
Income tax expense. We recognized higher state taxes during the 2018 period primarily due to an increase in the amount of state sourced income subject to income taxes.

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
As of June 30, 2018, 324 of our hotels (including one leased hotel) were included in seven combination portfolio agreements and one of our hotels was not included in a portfolio; and all 325 hotels were managed by or leased to hotel operating companies. Our 199 travel centers are leased under five portfolio agreements. All costs of operating and maintaining our properties are paid by the hotel managers as agents for us or by our tenants for their own account. Our hotel managers and tenants derive their funding for property operating expenses and for returns and rents due to us generally from property operating revenues and, to the extent that these parties themselves fund our minimum returns and rents, from their separate resources. Our hotel managers and tenants include Marriott, InterContinental, Sonesta, Wyndham, Hyatt and Radisson. Our travel centers are leased to TA.
We define coverage for each of our hotel management agreements or leases as total property level revenues minus all property level expenses and FF&E reserve escrows which are not subordinated to the minimum returns or rents due to us divided by the minimum returns or rents due to us. More detail regarding coverage, guarantees and other features of our hotel operating agreements is presented in the tables and related notes on pages 31 through 33. For the twelve months ended June 30, 2018, two of our eight hotel operating agreements, representing 18% of our total annual minimum returns and minimum rents, generated coverage of less than 1.0x (with a range among those two hotel operating agreements of 0.71x to 0.79x).
We define coverage for our travel center leases as property level revenues minus all property level expenses divided by the minimum rents due to us. For the twelve months ended June 30, 2018, the operating results from our 199 properties in our five travel center leases generated combined coverage of 1.61x. Because a large percentage of TA’s business is conducted at properties leased from us, property level rent coverage may not be an appropriate way to evaluate TA’s ability to pay rents due to us. We believe property level rent coverage is nonetheless one useful indicator of the performance and value of our properties as we believe it is what an operator interested to acquire these properties or the leaseholds might use to evaluate the contribution of these properties to their earnings before corporate level expenses.
Three hundred ninety-nine (399) of our properties, representing 74% of our aggregate annual minimum returns and rents as of June 30, 2018, are operated under 10 management arrangements or leases which are subject to full or limited guarantees or are secured by a security deposit which we control. These guarantees may provide us with continued payments if the property level cash flows fail to equal or exceed guaranteed amounts due to us. Some of our managers and tenants, or their affiliates, may also supplement cash flows from our properties in order to make payments to us and preserve their rights to continue operating our properties even if they are not required to do so by guarantees or security deposits. Guarantee payments, security deposit applications or supplemental payments to us, if any, made under any of our management agreements or leases do not subject us to repayment obligations, but, under some of our agreements, the manager or tenant may recover these guarantee or supplemental payments and the security deposits may be replenished from subsequent cash flows from our properties after our future minimum returns and rents are paid.
When cash flows from our hotels under certain of our agreements are less than the minimum returns or rents contractually due to us, we have utilized the applicable security features in our agreements to cover some of these shortfalls. However, several of the guarantees and all the security deposits we hold are for limited amounts, are for limited durations and may be exhausted or expire, especially if our hotel renovation and rebranding activities do not result in improved operating results at these hotels. Accordingly, the effectiveness of our various security features to provide uninterrupted payments to us is not assured. If any of our hotel managers, tenants or guarantors default in their payment obligations to us, our cash flows will decline and we may become unable to continue to pay distributions to our shareholders or the amount of the distributions may decline. In particular, Wyndham's guarantee of the minimum returns due from our hotels which are managed by Wyndham was depleted during 2017 and remained depleted as of June 30, 2018. The Wyndham agreement provides that if the hotel cash flows available after payment of hotel operating expenses are less than the minimum returns due to us and the guaranty has been depleted, to avoid default Wyndham is required to pay us the greater of the available hotel cash flows after payment of hotel operating expenses and 85% of the contractual amount due. During the three and six months ended June 30, 2018, Wyndham paid 85% of the minimum returns due under the management agreement, which payments were an aggregate of $1,035 and $2,065, respectively, less than the minimum returns due for that period. We can provide no assurance as to whether Wyndham will continue to pay at least the greater of available hotel cash flows after payment of hotel operating expenses and 85% of the minimum returns due to us or if Wyndham will default on its payments.
On May 8, 2018, pursuant to a settlement agreement with Morgans and SBE, our lease with Morgans for our one hotel with Morgans was terminated and Morgans surrendered possession of that hotel to us. The contractual rent due to us under the Morgans lease through May 8, 2018 was paid to us. We rebranded this hotel to the Royal Sonesta® brand and added it to our management agreement with Sonesta.
Our Operating Liquidity and Capital Resources
Our principal sources of funds to meet operating and capital expenses, pay debt service obligations and make distributions to our shareholders are minimum returns from our managed hotels, minimum rents from our leased hotels and travel centers and borrowings under our revolving credit facility. We receive minimum returns and rents from our managers and tenants monthly. We may receive additional returns, percentage rents and our share of the operating profits of our managed hotels after payment of management fees and other deductions, if any, either monthly or quarterly, and these amounts are usually subject to annual reconciliations. We believe that these sources of funds will be sufficient to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders for the next twelve months and for the foreseeable future thereafter. However, as a result of economic conditions or otherwise, our managers and tenants may become unable or unwilling to pay minimum returns and rents to us when due, and, as a result, our cash flows and net income would decline and we may need to reduce the amount of, or even eliminate, our distributions to common shareholders.
Changes in our cash flows for the six months ended June 30, 2018 compared to the same period in 2017 were as follows: (1) cash flows provided by operating activities decreased from $291,050 in 2017 to $263,377 in 2018; (2) cash used in investing activities decreased from $459,760 in 2017 to $200,113 in 2018; and (3) cash flows from financing activities changed from $205,939 of cash provided by financing activities in 2017 to $70,932 of cash used in financing activities in 2018.
The decrease in cash flows provided by operating activities for the six months ended June 30, 2018 as compared to the prior year period is primarily due to an increase in incentive business management fees paid to RMR LLC with respect to 2017 and higher interest payments in the 2018 period, partially offset by an increase in the minimum returns and rents paid to us in the 2018 period due to our acquisitions and funding of improvements to our hotels and travel centers since January 1, 2017. The decrease in cash used in investing activities for the six months ended June 30, 2018 as compared to the prior year period is primarily due to our lower real estate acquisition activity in the 2018 period, partially offset by an increase in our capital improvement fundings in the 2018 period. The change from cash flows provided by financing activities in the 2017 period to cash used in financing activities in the 2018 period is primarily due to our lower net borrowings in the 2018 period under our revolving credit facility, partially offset by the redemption of our 7.125% Series D cumulative redeemable preferred shares in the 2017 period and lower proceeds from the issuance of notes in the 2018 period compared to the 2017 period.
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
Our Investment and Financing Liquidity and Capital Resources
Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the six months ended June 30, 2018, our hotel managers and tenants deposited $55,211 to these accounts and spent $59,823 from the FF&E reserve escrow accounts to renovate and refurbish our hotels. As of June 30, 2018, there was $73,279 on deposit in these escrow accounts, which was held directly by us and is reflected in our condensed consolidated balance sheets as restricted cash.

Our hotel operating agreements generally provide that, if necessary, we may provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. To the extent we make such additional fundings, our annual minimum returns or rents generally increase by a percentage of the amount we fund. During the six months ended June 30, 2018, we funded $42,069 for capital improvements in excess of FF&E reserve fundings available from hotel operations to our hotels as follows:

•
During the six months ended June 30, 2018, we funded $854 for capital improvements to certain hotels under our Marriott No. 1 agreement using cash on hand and borrowings under our revolving credit facility. We currently expect to fund approximately $10,300 for capital improvements under this agreement during the last six months of 2018 using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the contractual minimum returns payable to us increase.

•
During the six months ended June 30, 2018, we funded $3,680 for capital improvements to certain hotels under our Marriott No. 234 agreement using cash on hand and borrowings under our revolving credit facility. We currently expect to fund approximately $5,600 for capital improvements under this agreement during the last six months of 2018 using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the contractual minimum returns payable to us increase.

•
We did not fund any capital improvements to hotels under our InterContinental agreement during the six months ended June 30, 2018. We currently expect to fund approximately $52,000 during the last six months of 2018 and approximately $42,500 during 2019 for capital improvements under this agreement using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the contractual minimum returns payable to us increase.

•
Our Sonesta agreement does not require FF&E escrow deposits. Under our Sonesta agreement, we are required to fund capital expenditures made at our hotels. During the six months ended June 30, 2018, we funded $36,875 for capital improvements to hotels included in our Sonesta agreement using cash on hand and borrowings under our revolving credit facility. We currently expect to fund approximately $63,100 during the last six months of 2018 and approximately $72,200 during 2019 for capital improvements under this agreement using cash on hand or borrowings under our revolving credit facility. These investments primarily relate to planned renovations to the 15 hotels we acquired in 2017 and one hotel added to the portfolio in 2018 and converted to Sonesta brands. As we fund these improvements, the contractual minimum returns payable to us increase to the extent amounts funded exceed threshold amounts, as defined in our Sonesta agreement.

•
Our Wyndham agreement requires FF&E escrow deposits only if there are excess cash flows after payment of our minimum returns. No FF&E escrow deposits were required during the six months ended June 30, 2018. During the six months ended June 30, 2018, we funded $660 for capital improvements to hotels included in our Wyndham agreement using cash on hand or borrowings under our revolving credit facility. We currently expect to fund approximately $8,300 for capital improvements under this agreement during the last six months of 2018 using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the contractual minimum returns payable to us increase.

•
Pursuant to an agreement we entered into with Radisson in June 2017, we have agreed to fund up to $35,000 for renovation costs at certain hotels under our Radisson agreement. We did not fund any renovation costs to hotels under our Radisson agreement during the six months ended June 30, 2018. We currently expect to fund approximately $6,100 during the last six months of 2018 and approximately $28,900 during 2019 for these renovations using cash on hand or borrowings under our revolving credit facility. As we fund these renovations, the contractual minimum returns payable to us will increase.

Our travel center leases with TA do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components. Under all of our TA leases, TA may request that we purchase qualifying capital improvements to the leased facilities in return for minimum rent increases. We funded $28,836 for purchases of capital improvements under these lease provisions during the six months ended June 30, 2018. We currently expect to fund approximately $22,800 for the purchase of capital improvements under these agreements during the last six months of 2018 using cash on hand or borrowings under our revolving credit facility. TA is not obligated to request and we are not obligated to purchase any such improvements.
On February 2, 2018, we issued $400,000 principal amount of 4.375% senior notes due 2030 in an underwritten public offering. Net proceeds from this offering were $386,400 after discounts and expenses and were used to repay amounts outstanding under our revolving credit facility and for general business purposes.

On February 22, 2018, we paid a regular quarterly distribution to our common shareholders of record on January 29, 2018 of $0.52 per share, or $85,460. On May 17, 2018, we paid a regular quarterly distribution to common shareholders of record on April 30, 2018 of $0.53 per share, or $87,105. We funded these distributions using cash on hand and borrowings under our revolving credit facility. On July 19, 2018, we declared a regular quarterly distribution to common shareholders of record on July 30, 2018 of $0.53 per share, or $87,113. We expect to pay this amount on or about August 16, 2018 using cash on hand and borrowings under our revolving credit facility.
On June 15, 2018, we acquired the 360 room Radisson Blu® hotel in Minneapolis, MN for a purchase price of $75,000, excluding capitalized acquisition costs of $438, using cash on hand and borrowings under our revolving credit facility.
Also on June 15, 2018, we acquired the 117 suite Staybridge Suites® hotel at Louisiana State University in Baton Rouge, LA for a purchase price of $15,750, excluding capitalized acquisition costs of $265, using cash on hand and borrowings under our revolving credit facility.
In order to fund acquisitions and to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $1,000,000 revolving credit facility and $400,000 term loan. Our revolving credit facility and our term loan are governed by a credit agreement with a syndicate of institutional lenders. On May 10, 2018, we amended and restated our credit agreement. As a result of the amendment, the interest rate payable on borrowings under our revolving credit facility was reduced from a rate of LIBOR plus a premium of 110 basis points per annum to a rate of LIBOR plus a premium of 100 basis points per annum, and the facility fee remained unchanged at 20 basis points per annum on the total amount of lending commitments under this facility. The interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. Also as a result of the amendment, the stated maturity date of this facility was extended from July 15, 2018 to July 15, 2022, and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to further extend the maturity date of this facility for two additional six month periods. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of June 30, 2018, the annual interest rate payable on borrowings under our revolving credit facility was 2.98%. As of June 30, 2018 and August 8, 2018, we had $122,000 and $89,000, respectively, outstanding and $878,000 and $911,000, respectively, available to borrow under our revolving credit facility.
As a result of the amendment to our credit agreement, the interest rate payable on borrowings under our term loan was reduced from a rate of LIBOR plus a premium of 120 basis points per annum to a rate of LIBOR plus a premium of 110 basis points per annum, subject to adjustment based upon changes to our credit ratings. Also as a result of the amendment, the stated maturity date of the term loan was extended from April 15, 2019 to July 15, 2023. Our term loan is prepayable without penalty at any time. As of June 30, 2018, the annual interest rate for the amount outstanding under our term loan was 3.08%.
Our credit agreement also includes a feature under which the maximum borrowing availability may be increased to up to $2,300,000 on a combined basis in certain circumstances.
Our term debt maturities (other than our revolving credit facility and term loan) as of June 30, 2018 were as follows: $400,000 in 2021, $500,000 in 2022, $500,000 in 2023, $350,000 in 2024, $350,000 in 2025, $350,000 in 2026, $400,000 in 2027, $400,000 in 2028 and $400,000 in 2030.
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
Off Balance Sheet Arrangements
As of June 30, 2018, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants
Our debt obligations at June 30, 2018 consisted of outstanding borrowings under our $1,000,000 revolving credit facility, our $400,000 term loan and $3,650,000 of publicly issued term debt. Our publicly issued term debt is governed by our indentures and related supplements. These indentures and related supplements and our credit agreement contain a number of covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, and require us to maintain various financial ratios and our credit agreement restricts our ability to make distributions under certain circumstances. Our credit agreement and our unsecured senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business manager. As of June 30, 2018, we believe we were in compliance with all of the covenants under our indentures and their supplements and our credit agreement.
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
Management Agreements, Leases and Operating Statistics (dollar amounts in thousands)
As of June 30, 2018, 324 of our hotels (including one leased hotel) were included in seven portfolio agreements and one hotel was not included in a portfolio and was leased. As of June 30, 2018, our hotels were managed by or leased to separate affiliates of Marriott, InterContinental, Sonesta, Wyndham, Hyatt and Radisson under eight agreements. Our 199 travel centers are leased to and operated by TA under five portfolio agreements.
The table and related notes below through page 34 summarize significant terms of our leases and management agreements as of June 30, 2018. These tables also include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include coverage of our minimum returns or minimum rents and occupancy, ADR and RevPAR for our hotel properties. We consider these statistics and the management agreement or lease security features also presented in the tables and related notes on the following pages to be important measures of our managers’ and tenants’ success in operating our properties and their ability to continue to pay us. However, this third party reported information is not a direct measure of our financial performance and we have not independently verified the operating data.

		Number of			Rent / Return Coverage (3)
		Rooms or			Three Months		Twelve Months
		Suites (Hotels) /		Annual	Ended		Ended
Operating Agreement	Number of	Land Acreage		Minimum	June 30,		June 30,
Reference Name	Properties	(Travel Centers)	Investment (1)	Return/Rent (2)	2018	2017	2018	2017
Marriott (No. 1) (4)	53	7,609	$698,111	$69,317	1.52x	1.51x	1.23x	1.28x
Marriott (No. 234) (5)	68	9,120	1,007,044	106,869	1.30x	1.30x	1.11x	1.12x
Marriott (No. 5) (6)	1	356	90,078	10,321	1.19x	0.76x	1.07x	0.80x
Subtotal / Average Marriott	122	17,085	1,795,233	186,507	1.37x	1.35x	1.16x	1.16x
InterContinental (7)	100	16,354	2,055,918	190,521	1.27x	1.29x	1.13x	1.17x
Sonesta (8)	50	8,698	1,614,354	121,451	0.93x	1.08x	0.71x	0.80x
Wyndham (9)	22	3,579	394,460	29,063	0.98x	1.19x	0.79x	0.83x
Hyatt (10)	22	2,724	301,942	22,037	1.43x	1.37x	1.13x	1.13x
Radisson (11)	9	1,939	270,101	18,920	1.25x	1.33x	1.07x	1.11x
Subtotal / Average Hotels	325	50,379	6,432,008	568,499	1.22x	1.26x	1.03x	1.07x
TA (No. 1) (12)	40	825	681,819	53,169	1.70x	1.68x	1.65x	1.60x
TA (No. 2) (13)	40	957	688,613	54,324	1.70x	1.59x	1.61x	1.51x
TA (No. 3) (14)	39	909	642,315	54,541	1.66x	1.59x	1.58x	1.51x
TA (No. 4) (15)	40	1,091	623,007	54,810	1.58x	1.52x	1.50x	1.44x
TA (No. 5) (16)	40	1,148	891,495	70,021	1.77x	1.63x	1.68x	1.54x
Subtotal / Average TA	199	4,930	3,527,249	286,865	1.69x	1.60x	1.61x	1.52x
Total / Average	524	50,379 / 4,930	$9,959,257	$855,364	1.38x	1.38x	1.22x	1.22x

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

(3)
We define coverage as combined total property level revenues minus all property level expenses and FF&E reserve escrows which are not subordinated to minimum returns or rents due to us (which data is provided to us by our managers or tenants), divided by the minimum returns or rents due to us. Coverage amounts for our InterContinental, Sonesta and Radisson agreements and our TA Nos. 2 and 4 leases include data for periods prior to our ownership of certain properties. Coverage amounts for our Radisson agreement exclude data for periods prior to our sale of certain hotels.

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

We originally held a security deposit of $64,700 under this agreement to cover payment shortfalls of our minimum return. As of June 30, 2018, the available balance of this security deposit was $30,956. This security deposit may be replenished from a share of the hotels' available cash flows in excess of our minimum return and certain management fees. Marriott has also provided us with a $40,000 limited guaranty to cover payment shortfalls up to 90% of our minimum return after the available security deposit balance has been depleted, which expires in 2019. As of June 30, 2018, the available Marriott guaranty was $30,672.
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

(7)
We lease 99 InterContinental branded hotels (20 Staybridge Suites®, 61 Candlewood Suites®, two InterContinental®, 10 Crowne Plaza®, three Holiday Inn® and three Kimpton® Hotels & Restaurants) in 29 states in the U.S. and Ontario, Canada to one of our TRSs. These 99 hotels are managed by subsidiaries of InterContinental under a combination management agreement. We lease one additional InterContinental® branded hotel in Puerto Rico to a subsidiary of InterContinental. The annual minimum return amount presented in the table on page 31 includes $7,912 of minimum rent related to the leased Puerto Rico hotel. The management agreement and the lease expire in 2036; InterContinental has two renewal options for 15 years each for all, but not less than all, of the hotels.

As of June 30, 2018, we held a security deposit of $100,000 under this agreement to cover payment shortfalls of our minimum return. This security deposit, if utilized, may be replenished and increased up to $100,000 from the hotels' available cash flows in excess of our minimum return and certain management fees. Under this agreement, InterContinental is required to maintain a minimum security deposit of $37,000.
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

(8)
We lease our 50 Sonesta branded hotels (six Royal Sonesta® Hotels, five Sonesta Hotels & Resorts® and 39 Sonesta ES Suites® hotels) in 26 states to one of our TRSs. The hotels are managed by Sonesta under a combination management agreement which expires in 2037; Sonesta has two renewal options for 15 years each for all, but not less than all, of the hotels.

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

(9)
We lease our 22 Wyndham branded hotels (six Wyndham Hotels and Resorts® and 16 Hawthorn Suites® hotels) in 14 states to one of our TRSs. The hotels are managed by a subsidiary of Wyndham under a combination management agreement which expires in 2038; Wyndham has two renewal options for 15 years each for all, but not less than all, of the hotels. We also lease 48 vacation units in one of the hotels to Destinations under a lease that expires in 2037; Destinations has two renewal options for 15 years each for all, but not less than all, of the vacation units. The lease is guaranteed by Destinations and provides for rent increases of 3% per annum. The annual minimum return amount presented in the table on page 31 includes $1,449 of minimum rent related to the Destinations lease.

We have a limited guaranty of $35,656 under the management agreement to cover payment shortfalls of our minimum return, subject to an annual payment limit of $17,828. This guaranty expires in 2020. As of June 30, 2018, the Wyndham guaranty was depleted. This guaranty may be replenished from the hotels' available cash flows in excess of our minimum return. This agreement provides that if the hotel cash flows available after payment of hotel operating expenses are less than the minimum returns due to us and if the guaranty is depleted, to avoid a default Wyndham is required to pay us the greater of the available hotels' cash flows after payment of hotel operating expenses and 85% of our minimum return.
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

We have a limited guaranty of $50,000 under this agreement to cover payment shortfalls of our minimum return. As of June 30, 2018, the available Hyatt guaranty was $23,820. The guaranty is limited in amount but does not expire in time and may be replenished from a share of the hotels' available cash flows in excess of our minimum return.
In addition to our minimum return, this management agreement provides for payment to us of 50% of the hotels' available cash flows after payment of operating expenses, funding the required FF&E reserve, payment of our minimum return and reimbursement to Hyatt of working capital and guaranty advances, if any. This additional return is not guaranteed.

(11)
We lease our nine Radisson branded hotels (four Radisson® Hotels & Resorts, four Country Inns & Suites® by Radisson and one Radisson Blu® hotel) in six states to one of our TRSs and these hotels are managed by a subsidiary of Radisson under a combination management agreement which expires in 2035 and Radisson has two 15 year renewal options for all, but not less than all, of the hotels.

We have a limited guaranty of $46,000 under this agreement to cover payment shortfalls of our minimum return. As of June 30, 2018, the available Radisson guaranty was $41,961. The guaranty is limited in amount but does not expire in time and may be replenished from a share of the hotels' available cash flows in excess of our minimum return. Also, this guaranty cap may be increased if we fund excess renovation costs under our agreement with Radisson.
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

(13)
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

	No. of	No. of Rooms /	Three Months Ended June 30,			Six Months Ended June 30,
	Hotels	Suites	2018	2017	Change	2018	2017	Change
ADR
Marriott (No. 1)	53	7,609	$132.85	$132.53	0.2%	$131.93	$131.98	—%
Marriott (No. 234)	68	9,120	135.26	133.13	1.6%	133.69	132.11	1.2%
Marriott (No. 5)	1	356	290.83	263.73	10.3%	285.60	266.89	7.0%
Subtotal / Average Marriott	122	17,085	138.04	135.88	1.6%	137.02	135.42	1.2%
InterContinental (1)	100	16,354	125.77	120.56	4.3%	124.33	119.42	4.1%
Sonesta (1)	50	8,698	154.39	151.61	1.8%	149.14	147.56	1.1%
Wyndham	22	3,579	104.93	103.57	1.3%	99.64	98.56	1.1%
Hyatt	22	2,724	115.16	111.71	3.1%	114.31	110.92	3.1%
Radisson (1) (2)	9	1,939	134.70	133.67	0.8%	130.70	128.06	2.1%
All Hotels Total / Average	325	50,379	$132.78	$129.65	2.4%	$130.52	$127.74	2.2%
OCCUPANCY
Marriott (No. 1)	53	7,609	75.0%	74.2%	0.8 pts	68.9%	68.6%	0.3 pts
Marriott (No. 234)	68	9,120	80.1%	80.1%	0.0 pts	75.9%	76.4%	-0.5 pts
Marriott (No. 5)	1	356	91.8%	85.7%	6.1 pts	94.1%	87.8%	6.3 pts
Subtotal / Average Marriott	122	17,085	78.1%	77.6%	0.5 pts	73.2%	73.2%	0.0 pts
InterContinental (1)	100	16,354	82.4%	85.3%	-2.9 pts	79.0%	80.9%	-1.9 pts
Sonesta (1)	50	8,698	71.1%	76.2%	-5.1 pts	67.5%	71.0%	-3.5 pts
Wyndham	22	3,579	71.7%	74.8%	-3.1 pts	68.2%	69.6%	-1.4 pts
Hyatt	22	2,724	84.3%	86.4%	-2.1 pts	80.8%	83.0%	-2.2 pts
Radisson (1) (2)	9	1,939	74.5%	76.5%	-2.0 pts	74.2%	75.6%	-1.4 pts
All Hotels Total / Average	325	50,379	78.0%	80.0%	-2.0 pts	74.2%	75.6%	-1.4 pts
RevPAR
Marriott (No. 1)	53	7,609	$99.64	$98.34	1.3%	$90.90	$90.54	0.4%
Marriott (No. 234)	68	9,120	108.34	106.64	1.6%	101.47	100.93	0.5%
Marriott (No. 5)	1	356	266.98	226.02	18.1%	268.75	234.33	14.7%
Subtotal / Average Marriott	122	17,085	107.81	105.44	2.2%	100.30	99.13	1.2%
InterContinental (1)	100	16,354	103.63	102.84	0.8%	98.22	96.61	1.7%
Sonesta (1)	50	8,698	109.77	115.53	(5.0%)	100.67	104.77	(3.9%)
Wyndham	22	3,579	75.23	77.47	(2.9%)	67.95	68.60	(0.9%)
Hyatt	22	2,724	97.08	96.52	0.6%	92.36	92.06	0.3%
Radisson (1) (2)	9	1,939	100.35	102.26	(1.9%)	96.98	96.81	0.2%
All Hotels Total / Average	325	50,379	$103.57	$103.72	(0.1%)	$96.85	$96.57	0.3%

(1)	Operating data includes data for certain hotels for periods prior to when we acquired them.

(2)	Operating data excludes data for certain hotels we sold during the periods presented.
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

Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business and property management agreements with RMR LLC; RMR Inc. is the managing member of RMR LLC; Adam D. Portnoy, one of our Managing Trustees, is the sole trustee, and officer and controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc.; and we own shares of class A common stock of RMR Inc. We also have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services and which may have trustees, directors and officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc., including: TA, which is our former subsidiary and largest tenant and of which we are the largest shareholder; Sonesta, which is one of our hotel managers and is owned in part by Adam D. Portnoy, one of our Managing Trustees; and AIC, of which we, ABP Trust, TA and four other companies to which RMR LLC provides management services each own 14.3% and which arranges and reinsures in part a combined property insurance program for us and its six other shareholders. For further information about these and other such relationships and related person transactions, see Notes 8, 9 and 10 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2017 Annual Report, our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission, or SEC. In addition, see the section captioned “Risk Factors” of our 2017 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our business and property management agreements with RMR LLC, our various agreements with TA and Sonesta and our shareholders agreement with AIC and its six other shareholders, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.

Non-GAAP Measures
Funds From Operations Available for Common Shareholders and Normalized Funds From Operations Available for Common Shareholders.
We calculate funds from operations, or FFO, available for common shareholders and normalized funds from operations, or Normalized FFO, available for common shareholders as shown below. FFO available for common shareholders is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or Nareit, which is net income available for common shareholders calculated in accordance with GAAP, excluding any gain or loss on sale of properties and loss on impairment of real estate assets, if any, plus real estate depreciation and amortization, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO available for common shareholders differs from Nareit's definition of FFO available for common shareholders because we include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year, and we exclude the excess of liquidation preference over carrying value of preferred shares redeemed, loss on early extinguishment of debt and unrealized gains and losses on equity securities. We consider FFO available for common shareholders and Normalized FFO available for common shareholders to be appropriate supplemental measures of operating performance for a REIT, along with net income, net income available for common shareholders and operating income. We believe that FFO available for common shareholders and Normalized FFO available for common shareholders provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO available for common shareholders and Normalized FFO available for common shareholders may facilitate a comparison of our operating performance between periods and with other REITs. FFO available for common shareholders and Normalized FFO available for common shareholders are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement and public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. FFO available for common shareholders and Normalized FFO available for common shareholders do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income, net income available for common shareholders or operating income as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income, net income available for common shareholders and operating income as presented in our condensed consolidated statements of comprehensive income. Other real estate companies and REITs may calculate FFO available for common shareholders and Normalized FFO available for common shareholders differently than we do.

Our calculations of FFO available for common shareholders and Normalized FFO available for common shareholders for the three and six months ended June 30, 2018 and 2017 and reconciliations of net income available for common shareholders, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to those amounts appear in the following table (amounts in thousands, except per share amounts).

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2018	2017	2018	2017
Net income available for common shareholders		$97,289	$60,699	$177,495	$86,542
Add:	Depreciation and amortization expense	99,684	95,155	199,301	188,606
FFO available for common shareholders		196,973	155,854	376,796	275,148
Add (Less):	Estimated business management incentive fees (1)	—	17,750	—	37,370
	Loss on early extinguishment of debt (2)	160	—	160	—
	Excess of liquidation preference over carrying value of preferred shares redeemed (3)	—	—	—	9,893
	Unrealized gains and losses on equity securities, net (4)	(20,940)	—	(45,895)	—
Normalized FFO available for common shareholders		$176,193	$173,604	$331,061	$322,411

	Weighted average shares outstanding (basic)	164,205	164,123	164,202	164,121
	Weighted average shares outstanding (diluted) (5)	164,243	164,165	164,226	164,157

Basic and diluted per common share amounts:
	Net income available for common shareholders	$0.59	$0.37	$1.08	$0.53
	FFO available for common shareholders	$1.20	$0.95	$2.29	$1.68
	Normalized FFO available for common shareholders	$1.07	$1.06	$2.02	$1.96
	Distributions declared per share	$0.53	$0.52	$1.05	$1.03

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

(2)	We recorded a loss of $160 on early extinguishment of debt in the three months ended June 30, 2018 in connection with the amendment of our revolving credit facility and term loan.

(3)
In February 2017, we redeemed all 11,600,000 of our outstanding 7.125% Series D cumulative redeemable preferred shares at the stated liquidation preference of $25.00 per share plus accrued and unpaid distributions to the date of redemption (an aggregate of $291,435). The liquidation preference of the redeemed shares exceeded the carrying amount for the redeemed shares as of the date of redemption by $9,893, or $0.06 per share, and we reduced net income available to common shareholders in the six months ended June 30, 2017 by that excess amount.

(4)
Unrealized gains and losses on equity securities, net represent the adjustment required to adjust the carrying value of our investments in RMR Inc. and TA common shares to their fair value as of June 30, 2018 in accordance with new GAAP standards effective January 1, 2018.

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
Fixed Rate Debt
At June 30, 2018, our outstanding publicly tradable debt consisted of nine issues of fixed rate, senior notes:

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

No principal repayments are due under these notes until maturity. Because these notes require interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are one percentage point higher than the rates shown above, our per annum interest cost would increase by approximately $36,500. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at June 30, 2018 and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point change in interest rates would change the fair value of those debt obligations by approximately $191,779.

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
Floating Rate Debt
At June 30, 2018, our floating rate debt consisted of $122,000 outstanding under our $1,000,000 revolving credit facility and our $400,000 term loan. On May 10, 2018, we amended and restated our credit agreement. The stated maturity date of our revolving credit facility is July 15, 2022, and, subject to our meeting certain conditions, including our payment of an extension fee, we have an option to further extend the stated maturity date of the facility for two additional six month periods. The maturity date of our term loan is July 15, 2023. No principal repayments are required under our revolving credit facility prior to maturity, and repayments may be made and redrawn subject to conditions, at any time without penalty. No principal prepayments are required under our term loan prior to maturity and we can repay principal amounts outstanding under the term loan subject to conditions at any time without penalty, but after amounts outstanding under our term loan are repaid, amounts may not be redrawn. Borrowings under our revolving credit facility and term loan are in U.S. dollars and require annual interest to be paid at the rate of LIBOR plus premiums that are subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR. In addition, upon renewal or refinancing of our revolving credit facility or our term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of this floating rate debt but would affect our operating results.

The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of June 30, 2018:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Common Share Impact (2)
At June 30, 2018	3.06%	$522,000	$15,973	$0.10
One percentage point increase	4.06%	$522,000	$21,193	$0.13
(1)Weighted average based on the interest rates and the respective outstanding borrowings as of June 30, 2018.
(2)Based on diluted weighted average common shares outstanding for the six months ended June 30, 2018.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at June 30, 2018 if we were fully drawn on our revolving credit facility and our $400,000 term loan remained outstanding:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Common Share Impact (2)
At June 30, 2018	3.01%	$1,400,000	$42,140	$0.26
One percentage point increase	4.01%	$1,400,000	$56,140	$0.34

(1)	Weighted average based on the interest rates and the respective outstanding borrowings (assuming fully drawn) as of June 30, 2018.

(2)	Based on diluted weighted average common shares outstanding for the six months ended June 30, 2018.
The foregoing tables show the impact of an immediate increase in floating interest rates as of June 30, 2018. If interest rates were to increase gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts under our revolving credit facility and term loan or other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

Item 4. Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
WARNING CONCERNING FORWARD LOOKING STATEMENTS
THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS STATEMENTS THAT CONSTITUTE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND OTHER SECURITIES LAWS. ALSO, WHENEVER WE USE WORDS SUCH AS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “INTEND”, “PLAN”, “ESTIMATE”, “WILL”, “MAY” AND NEGATIVES OR DERIVATIVES OF THESE OR SIMILAR EXPRESSIONS, WE ARE MAKING FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE BASED UPON OUR PRESENT INTENT, BELIEFS OR EXPECTATIONS, BUT FORWARD LOOKING STATEMENTS ARE NOT GUARANTEED TO OCCUR AND MAY NOT OCCUR. FORWARD LOOKING STATEMENTS IN THIS REPORT RELATE TO VARIOUS ASPECTS OF OUR BUSINESS, INCLUDING:

•	OUR HOTEL MANAGERS’ OR TENANTS’ ABILITIES TO PAY THE CONTRACTUAL AMOUNTS OF RETURNS OR RENTS DUE TO US,

•	OUR ABILITY TO COMPETE FOR ACQUISITIONS EFFECTIVELY,

•	OUR POLICIES AND PLANS REGARDING INVESTMENTS, FINANCINGS AND DISPOSITIONS,

•	OUR ABILITY TO PAY DISTRIBUTIONS TO OUR SHAREHOLDERS AND TO SUSTAIN THE AMOUNT OF SUCH DISTRIBUTIONS,

•	OUR ABILITY TO RAISE DEBT OR EQUITY CAPITAL,

•	OUR ABILITY TO APPROPRIATELY BALANCE OUR USE OF DEBT AND EQUITY CAPITAL,

•	OUR INTENT TO MAKE IMPROVEMENTS TO CERTAIN OF OUR PROPERTIES AND THE SUCCESS OF OUR HOTEL RENOVATIONS,

•	OUR ABILITY TO ENGAGE AND RETAIN QUALIFIED MANAGERS AND TENANTS FOR OUR HOTELS AND TRAVEL CENTERS ON SATISFACTORY TERMS,

•	THE FUTURE AVAILABILITY OF BORROWINGS UNDER OUR REVOLVING CREDIT FACILITY,

•	OUR ABILITY TO PAY INTEREST ON AND PRINCIPAL OF OUR DEBT,

•	OUR CREDIT RATINGS,

•	THE ABILITY OF TA TO PAY CURRENT AND DEFERRED RENT AMOUNTS AND OTHER OBLIGATIONS DUE TO US,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP INTEREST IN AND OTHER RELATIONSHIPS WITH RMR INC.,

•	OUR EXPECTATION THAT WE BENEFIT FROM OUR OWNERSHIP INTEREST IN AND OTHER RELATIONSHIPS WITH AIC AND FROM OUR PARTICIPATION IN INSURANCE PROGRAMS ARRANGED BY AIC,

•	OUR QUALIFICATION FOR TAXATION AS A REIT,

•	CHANGES IN FEDERAL OR STATE TAX LAWS, AND

•	OTHER MATTERS.
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

•
AS OF JUNE 30, 2018, APPROXIMATELY 74% OF OUR AGGREGATE ANNUAL MINIMUM RETURNS AND RENTS WERE SECURED BY GUARANTEES OR SECURITY DEPOSITS FROM OUR MANAGERS AND TENANTS. THIS MAY IMPLY THAT THESE MINIMUM RETURNS AND RENTS WILL BE PAID. IN FACT, CERTAIN OF THESE GUARANTEES AND SECURITY DEPOSITS ARE LIMITED IN AMOUNT AND DURATION AND ALL THE GUARANTEES ARE SUBJECT TO THE GUARANTORS’ ABILITIES AND WILLINGNESS TO PAY. WE CANNOT BE SURE OF THE FUTURE FINANCIAL PERFORMANCE OF OUR PROPERTIES AND WHETHER SUCH PERFORMANCE WILL COVER OUR MINIMUM RETURNS AND RENTS, WHETHER THE GUARANTEES OR SECURITY DEPOSITS WILL BE ADEQUATE TO COVER FUTURE SHORTFALLS IN THE MINIMUM RETURNS OR RENTS DUE TO US WHICH THEY GUARANTY OR SECURE, OR REGARDING OUR MANAGERS', TENANTS' OR GUARANTORS' FUTURE ACTIONS IF AND WHEN THE GUARANTEES AND SECURITY DEPOSITS EXPIRE OR ARE DEPLETED OR THEIR ABILITIES OR WILLINGNESS TO PAY MINIMUM RETURNS AND RENTS OWED TO US. MOREOVER, THE SECURITY DEPOSITS WE HOLD ARE NOT SEGREGATED FROM OUR OTHER ASSETS AND THE APPLICATION OF SECURITY DEPOSITS TO COVER PAYMENT SHORTFALLS WILL RESULT IN US

RECORDING INCOME, BUT WILL NOT RESULT IN US RECEIVING ADDITIONAL CASH. THE BALANCE OF OUR ANNUAL MINIMUM RETURNS AND RENTS AS OF JUNE 30, 2018 WAS NOT SECURED BY GUARANTEES OR SECURITY DEPOSITS,

•
THE $35.7 MILLION LIMITED GUARANTY FROM WYNDHAM WAS DEPLETED DURING THE YEAR ENDED DECEMBER 31, 2017. WE DO NOT HOLD A SECURITY DEPOSIT WITH RESPECT TO AMOUNTS DUE UNDER THE WYNDHAM AGREEMENT. WYNDHAM HAS PAID 85% OF THE MINIMUM RETURNS DUE TO US FOR EACH OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2018. WE CAN PROVIDE NO ASSURANCE AS TO WHETHER WYNDHAM WILL CONTINUE TO PAY AT LEAST THE GREATER OF AVAILABLE HOTEL CASH FLOWS AFTER PAYMENT OF HOTEL OPERATING EXPENSES AND 85% OF THE MINIMUM RETURNS DUE TO US OR IF WYNDHAM WILL DEFAULT ON ITS PAYMENTS,

•
WE HAVE NO GUARANTEES OR SECURITY DEPOSITS FOR THE MINIMUM RETURNS DUE TO US FROM OUR MARRIOTT NO. 1 OR OUR SONESTA HOTEL AGREEMENTS. ACCORDINGLY, WE MAY RECEIVE AMOUNTS THAT ARE LESS THAN THE CONTRACTUAL MINIMUM RETURNS STATED IN THESE AGREEMENTS,

•
WE HAVE RECENTLY RENOVATED CERTAIN HOTELS AND ARE CURRENTLY RENOVATING ADDITIONAL HOTELS. WE CURRENTLY EXPECT TO FUND APPROXIMATELY $145.4 MILLION DURING THE LAST SIX MONTHS OF 2018 AND $143.6 MILLION IN 2019 FOR RENOVATIONS AND OTHER CAPITAL IMPROVEMENT COSTS AT CERTAIN OF OUR HOTELS. THE COST OF CAPITAL PROJECTS ASSOCIATED WITH SUCH RENOVATIONS MAY BE GREATER THAN WE NOW ANTICIPATE. OPERATING RESULTS AT OUR HOTELS MAY DECLINE AS A RESULT OF HAVING ROOMS OUT OF SERVICE OR OTHER DISRUPTIONS DURING RENOVATIONS. ALSO, WHILE OUR FUNDING OF THESE CAPITAL PROJECTS WILL CAUSE OUR CONTRACTUAL MINIMUM RETURNS TO INCREASE, THE HOTELS’ OPERATING RESULTS MAY NOT INCREASE OR MAY NOT INCREASE TO THE EXTENT THAT THE MINIMUM RETURNS INCREASE. ACCORDINGLY, COVERAGE OF OUR MINIMUM RETURNS AT THESE HOTELS MAY REMAIN DEPRESSED FOR AN EXTENDED PERIOD,

•
WE CURRENTLY EXPECT TO PURCHASE FROM TA DURING THE LAST SIX MONTHS OF 2018 APPROXIMATELY $22.8 MILLION OF CAPITAL IMPROVEMENTS TA EXPECTS TO MAKE TO THE TRAVEL CENTERS WE LEASE TO TA. PURSUANT TO THE TERMS OF THE APPLICABLE LEASES, THE ANNUAL RENT PAYABLE TO US BY TA WILL INCREASE AS A RESULT OF ANY SUCH PURCHASES. WE MAY ULTIMATELY PURCHASE MORE OR LESS THAN THIS BUDGETED AMOUNT. TA MAY NOT REALIZE RESULTS FROM ANY OF THESE CAPITAL IMPROVEMENTS WHICH EQUAL OR EXCEED THE INCREASED ANNUAL RENTS IT WILL BE OBLIGATED TO PAY TO US, WHICH COULD INCREASE THE RISK OF TA BEING UNABLE TO PAY AMOUNTS DUE TO US,

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

•
AT JUNE 30, 2018, WE HAD $16.5 MILLION OF CASH AND CASH EQUIVALENTS, $878.0 MILLION AVAILABLE UNDER OUR $1.0 BILLION REVOLVING CREDIT FACILITY AND SECURITY DEPOSITS AND GUARANTEES COVERING SOME OF OUR MINIMUM RETURNS AND RENTS. THESE STATEMENTS MAY IMPLY THAT WE HAVE ABUNDANT WORKING CAPITAL AND LIQUIDITY. HOWEVER, OUR MANAGERS AND TENANTS MAY NOT BE ABLE TO FUND MINIMUM RETURNS AND RENTS DUE TO US FROM OPERATING OUR PROPERTIES OR FROM OTHER RESOURCES; IN THE PAST AND CURRENTLY, CERTAIN OF OUR TENANTS AND HOTEL MANAGERS HAVE IN FACT NOT PAID THE MINIMUM AMOUNTS DUE TO US FROM THEIR OPERATIONS OF OUR LEASED OR MANAGED PROPERTIES. ALSO, CERTAIN OF THE SECURITY DEPOSITS AND GUARANTEES WE HAVE TO COVER ANY SUCH SHORTFALLS ARE LIMITED IN AMOUNT AND DURATION, AND ANY SECURITY DEPOSITS WE APPLY FOR SUCH SHORTFALLS DO NOT RESULT IN ADDITIONAL CASH FLOWS TO US. OUR PROPERTIES REQUIRE, AND WE HAVE AGREED TO PROVIDE, SIGNIFICANT FUNDING FOR CAPITAL IMPROVEMENTS, RENOVATIONS AND OTHER MATTERS. ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL OR LIQUIDITY,

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

3.2	Amended and Restated Bylaws of the Company, adopted April 12, 2018. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.)
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

4.4
Supplemental Indenture No. 15, dated as of June 6, 2013, between the Company and U.S. Bank National Association, relating to the Company’s 4.500% Senior Notes due 2023, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, File Number 001-11527.)

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

10.1
Second Amended and Restated Credit Agreement, dated as of May 10, 2018, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 10, 2018.)

10.2
Sixth Amendment to Management Agreement, dated as of May 11, 2018, among HPT TRS IHG-2, Inc., InterContinental Hotels Group Resources, Inc., IHG Management (Maryland) LLC and InterContinental Hotels Group (Canada), Inc. (Filed herewith.)

10.3	Amendment to Lease Agreement, dated May 25, 2018, among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC. (Filed herewith.)
10.4	Summary of Trustee Compensation. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 14, 2018.)
10.5	Form of Indemnification Agreement. (Filed herewith.)
12.1	Computation of Ratio of Earnings to Fixed Charges. (Filed herewith.)
12.2	Computation of Ratio of Earnings to Fixed Charges and Preferred Distributions. (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows and (iv) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPITALITY PROPERTIES TRUST

/s/ John G. Murray
John G. Murray
President and Chief Executive Officer
Dated: August 9, 2018

/s/ Mark L. Kleifges
Mark L. Kleifges
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: August 9, 2018