Form 10-K
period 2018-12-31
HOSPITALITY PROPERTIES TRUST
filed 2019-02-27
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting common shares of beneficial interest, $.01 par value, or common shares, of the registrant held by non-affiliates was approximately $4.6 billion based on the $28.61 closing price per common share on The Nasdaq Stock Market LLC on June 29, 2018. For purposes of this calculation, an aggregate of 2,140,464 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant have been included in the number of common shares held by affiliates.
Number of the registrant’s common shares outstanding as of February 26, 2019: 164,441,709.
References in this Annual Report on Form 10-K to the Company, HPT, we, us or our include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2018.

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

i

•	THE IMPACT OF CONDITIONS IN THE ECONOMY AND THE CAPITAL MARKETS ON US AND OUR MANAGERS AND TENANTS,

•	COMPETITION WITHIN THE REAL ESTATE, HOTEL, TRANSPORTATION AND TRAVEL CENTER INDUSTRIES, PARTICULARLY IN THOSE MARKETS IN WHICH OUR PROPERTIES ARE LOCATED,

•	COMPLIANCE WITH, AND CHANGES TO, FEDERAL, STATE AND LOCAL LAWS AND REGULATIONS, ACCOUNTING RULES, TAX LAWS AND SIMILAR MATTERS,

•	LIMITATIONS IMPOSED ON OUR BUSINESS AND OUR ABILITY TO SATISFY COMPLEX RULES IN ORDER FOR US TO QUALIFY FOR TAXATION AS A REIT FOR U.S. FEDERAL INCOME TAX PURPOSES,

•	ACTS OF TERRORISM, OUTBREAKS OF SO CALLED PANDEMICS OR OTHER MANMADE OR NATURAL DISASTERS BEYOND OUR CONTROL, AND

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

•
AS OF DECEMBER 31, 2018, APPROXIMATELY 74% OF OUR AGGREGATE ANNUAL MINIMUM RETURNS AND RENTS WERE SECURED BY GUARANTEES OR SECURITY DEPOSITS FROM OUR MANAGERS AND TENANTS. THIS MAY IMPLY THAT THESE MINIMUM RETURNS AND RENTS WILL BE PAID. IN FACT, CERTAIN OF THESE GUARANTEES AND SECURITY DEPOSITS ARE LIMITED IN AMOUNT AND DURATION AND ALL THE GUARANTEES ARE SUBJECT TO THE GUARANTORS’ ABILITIES AND WILLINGNESS TO PAY. WE CANNOT BE SURE OF THE FUTURE FINANCIAL PERFORMANCE OF OUR PROPERTIES AND WHETHER SUCH PERFORMANCE WILL COVER OUR MINIMUM RETURNS AND RENTS, WHETHER THE GUARANTEES OR SECURITY DEPOSITS WILL BE ADEQUATE TO COVER FUTURE SHORTFALLS IN THE MINIMUM RETURNS OR RENTS DUE TO US WHICH THEY GUARANTEE OR SECURE, OR REGARDING OUR MANAGERS’, TENANTS’ OR GUARANTORS’ FUTURE ACTIONS IF AND WHEN THE GUARANTEES AND SECURITY DEPOSITS EXPIRE OR ARE DEPLETED OR THEIR ABILITIES OR WILLINGNESS TO PAY MINIMUM RETURNS AND RENTS OWED TO US. MOREOVER, THE SECURITY DEPOSITS WE HOLD ARE NOT SEGREGATED FROM OUR OTHER ASSETS AND THE APPLICATION OF SECURITY DEPOSITS TO COVER PAYMENT SHORTFALLS WILL RESULT IN US RECORDING INCOME, BUT WILL NOT RESULT IN US RECEIVING ADDITIONAL CASH. THE BALANCE OF OUR ANNUAL MINIMUM RETURNS AND RENTS AS OF DECEMBER 31, 2018 WAS NOT SECURED BY GUARANTEES OR SECURITY DEPOSITS,

•
THE $35.7 MILLION LIMITED GUARANTY FROM WYNDHAM HOTELS & RESORTS, INC., OR WYNDHAM, WAS DEPLETED DURING THE YEAR ENDED DECEMBER 31, 2017 AND REMAINS DEPLETED. WE DO NOT HOLD A SECURITY DEPOSIT WITH RESPECT TO AMOUNTS DUE UNDER THE WYNDHAM AGREEMENT. WYNDHAM HAS PAID 85% OF THE MINIMUM RETURNS DUE TO US FOR THE YEAR ENDED DECEMBER 31, 2018 AND FOR JANUARY AND FEBRUARY 2019. WE CANNOT BE SURE AS TO WHETHER WYNDHAM WILL CONTINUE TO PAY AT LEAST THE GREATER OF AVAILABLE

HOTEL CASH FLOWS AFTER PAYMENT OF HOTEL OPERATING EXPENSES AND 85% OF THE MINIMUM RETURNS DUE TO US OR IF WYNDHAM WILL DEFAULT ON ITS PAYMENTS,

•
WE HAVE NO GUARANTEES OR SECURITY DEPOSITS FOR THE MINIMUM RETURNS DUE TO US FROM OUR MARRIOTT NO. 1 OR OUR SONESTA AGREEMENT. ACCORDINGLY, WE MAY RECEIVE AMOUNTS THAT ARE LESS THAN THE CONTRACTUAL MINIMUM RETURNS STATED IN THESE AGREEMENTS,

•
WE HAVE RECENTLY RENOVATED CERTAIN HOTELS AND ARE CURRENTLY RENOVATING ADDITIONAL HOTELS. WE CURRENTLY EXPECT TO FUND APPROXIMATELY $260.0 MILLION IN 2019 AND $39.0 MILLION IN 2020 FOR RENOVATIONS AND OTHER CAPITAL IMPROVEMENT COSTS AT CERTAIN OF OUR HOTELS. THE COST OF CAPITAL PROJECTS ASSOCIATED WITH SUCH RENOVATIONS MAY BE GREATER THAN WE CURRENTLY ANTICIPATE. OPERATING RESULTS AT OUR HOTELS MAY DECLINE AS A RESULT OF HAVING ROOMS OUT OF SERVICE OR OTHER DISRUPTIONS DURING RENOVATIONS. ALSO, WHILE OUR FUNDING OF THESE CAPITAL PROJECTS WILL CAUSE OUR CONTRACTUAL MINIMUM RETURNS TO INCREASE, THE HOTELS’ OPERATING RESULTS MAY NOT INCREASE OR MAY NOT INCREASE TO THE EXTENT THAT THE MINIMUM RETURNS INCREASE. ACCORDINGLY, COVERAGE OF OUR MINIMUM RETURNS AT THESE HOTELS MAY REMAIN DEPRESSED FOR AN EXTENDED PERIOD,

•
OUR EXPECTATION THAT WE WILL RENOVATE FEWER HOTELS IN 2019 THAN IN RECENT PAST YEARS MAY IMPLY THAT OUR HOTEL REVPAR AND OPERATING INCOME FROM OUR COMPARABLE HOTELS WILL IMPROVE. HOWEVER, OUR COMPARABLE HOTEL REVPAR AND OUR OPERATING INCOME MAY NOT IMPROVE AND MAY DECLINE, AND THE NUMBER OF HOTELS WE RENOVATE IN 2019 MAY EXCEED OUR EXPECTATIONS DUE TO VARIOUS POSSIBLE REASONS, INCLUDING CHANGED CONDITIONS AND COMPETITIVE DEMANDS,

•
WE CURRENTLY EXPECT TO PURCHASE FROM TA DURING 2019 APPROXIMATELY $30.0 MILLION OF CAPITAL IMPROVEMENTS TA EXPECTS TO MAKE TO THE TRAVEL CENTERS WE LEASE TO TA. PURSUANT TO THE TERMS OF THE APPLICABLE LEASES, THE ANNUAL RENT PAYABLE TO US BY TA WILL INCREASE AS A RESULT OF ANY SUCH PURCHASES. WE MAY ULTIMATELY PURCHASE MORE OR LESS THAN THIS BUDGETED AMOUNT. TA MAY NOT REALIZE RESULTS FROM ANY OF THESE CAPITAL IMPROVEMENTS WHICH EQUAL OR EXCEED THE INCREASED ANNUAL RENTS IT WILL BE OBLIGATED TO PAY TO US, WHICH COULD INCREASE THE RISK OF TA BEING UNABLE TO PAY AMOUNTS DUE TO US,

•
WE EXPECT TO RECOGNIZE A GAIN OF APPROXIMATELY $160.0 MILLION FROM OUR SALE OF 20 TRAVEL CENTERS TO TA IN THE FIRST QUARTER OF 2019. ANY GAIN WE MAY RECOGNIZE MAY BE LESS THAN THE AMOUNT WE CURRENTLY EXPECT,

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

•
OUR ABILITY TO GROW OUR BUSINESS AND INCREASE OUR DISTRIBUTIONS DEPENDS IN LARGE PART UPON OUR ABILITY TO BUY PROPERTIES THAT GENERATE RETURNS OR CAN BE LEASED FOR RENTS WHICH EXCEED OUR OPERATING AND CAPITAL COSTS. WE MAY BE UNABLE TO IDENTIFY PROPERTIES THAT WE WANT TO ACQUIRE AND WE MAY FAIL TO REACH AGREEMENT WITH THE SELLERS AND COMPLETE THE PURCHASES OF ANY PROPERTIES WE DO WANT TO ACQUIRE. IN ADDITION, ANY PROPERTIES WE MAY ACQUIRE MAY NOT GENERATE RETURNS OR RENTS WHICH EXCEED OUR OPERATING AND CAPITAL COSTS,

•
WE BELIEVE THAT OUR PORTFOLIO AGREEMENTS INCLUDE DIVERSE GROUPS OF PROPERTIES. OUR PORTFOLIO AGREEMENTS MAY NOT INCREASE THE SECURITY OF OUR CASH FLOWS OR INCREASE THE LIKELIHOOD OUR AGREEMENTS WILL BE RENEWED AS WE EXPECT,

•
CONTINGENCIES IN OUR ACQUISITION AND SALE AGREEMENTS MAY NOT BE SATISFIED AND ANY EXPECTED ACQUISITIONS AND SALES AND ANY RELATED MANAGEMENT OR LEASE ARRANGEMENTS WE EXPECT TO ENTER MAY NOT OCCUR, MAY BE DELAYED OR THE TERMS OF SUCH TRANSACTIONS OR ARRANGEMENTS MAY CHANGE,

•
AT DECEMBER 31, 2018, WE HAD $26.0 MILLION OF CASH AND CASH EQUIVALENTS, $823.0 MILLION AVAILABLE UNDER OUR $1.0 BILLION REVOLVING CREDIT FACILITY AND SECURITY DEPOSITS AND GUARANTEES COVERING SOME OF OUR MINIMUM RETURNS AND RENTS. THESE STATEMENTS MAY IMPLY THAT WE HAVE ABUNDANT WORKING CAPITAL AND LIQUIDITY. HOWEVER, OUR MANAGERS AND TENANTS MAY NOT BE ABLE TO FUND MINIMUM RETURNS AND RENTS DUE TO US FROM OPERATING OUR PROPERTIES OR FROM OTHER RESOURCES; IN THE PAST AND CURRENTLY, CERTAIN OF OUR TENANTS AND HOTEL MANAGERS HAVE IN FACT NOT PAID THE MINIMUM AMOUNTS DUE TO US FROM THEIR OPERATIONS OF OUR LEASED OR MANAGED PROPERTIES. ALSO, CERTAIN OF THE SECURITY DEPOSITS AND GUARANTEES WE HAVE TO COVER ANY SUCH SHORTFALLS ARE LIMITED IN AMOUNT AND DURATION, AND ANY SECURITY DEPOSITS WE APPLY FOR SUCH SHORTFALLS DO NOT RESULT IN ADDITIONAL CASH FLOWS TO US. OUR PROPERTIES REQUIRE, AND WE HAVE AGREED TO PROVIDE, SIGNIFICANT FUNDING FOR CAPITAL IMPROVEMENTS, RENOVATIONS AND OTHER MATTERS. ACCORDINGLY, WE MAY NOT HAVE SUFFICIENT WORKING CAPITAL OR LIQUIDITY,

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

•	RMR INC. MAY REDUCE THE AMOUNT OF ITS DISTRIBUTIONS TO ITS SHAREHOLDERS, INCLUDING US, AND

•
MARRIOTT INTERNATIONAL, INC., OR MARRIOTT, HAS NOTIFIED US THAT IT DOES NOT INTEND TO EXTEND ITS LEASE FOR OUR RESORT HOTEL ON KAUAI, HAWAII WHEN THAT LEASE EXPIRES ON DECEMBER 31, 2019 AND WE ARE HAVING DISCUSSIONS WITH MARRIOTT ABOUT THE FUTURE OF THIS HOTEL. THESE STATEMENTS MAY IMPLY THAT MARRIOTT WILL NOT OPERATE THIS HOTEL IN THE FUTURE OR THAT WE MAY RECEIVE LESS CASH FLOWS FROM THIS HOTEL IN THE FUTURE. AT THIS TIME WE CANNOT PREDICT HOW OUR DISCUSSIONS WITH MARRIOTT WILL IMPACT THE FUTURE OF THIS HOTEL. FOR EXAMPLE, THIS HOTEL MAY CONTINUE TO BE OPERATED BY MARRIOTT ON DIFFERENT CONTRACT TERMS THAN THE CURRENT LEASE, WE MAY IDENTIFY A DIFFERENT OPERATOR FOR THIS HOTEL OR THE CASH FLOWS WHICH WE RECEIVE FROM OUR OWNERSHIP OF THIS HOTEL MAY BE DIFFERENT THAN THE RENT WE NOW RECEIVE. ALSO, ALTHOUGH THE CURRENT LEASE EXPIRES ON DECEMBER 31, 2019, WE AND MARRIOTT MAY AGREE UPON A DIFFERENT TERMINATION DATE.

CURRENTLY UNEXPECTED RESULTS COULD OCCUR DUE TO MANY DIFFERENT CIRCUMSTANCES, SOME OF WHICH ARE BEYOND OUR CONTROL, SUCH AS ACTS OF TERRORISM, NATURAL DISASTERS, CHANGES IN OUR MANAGERS’ OR TENANTS’ REVENUES OR EXPENSES, CHANGES IN OUR MANAGERS’ OR TENANTS’ FINANCIAL CONDITIONS, THE MARKET DEMAND FOR HOTEL ROOMS OR FUEL OR CHANGES IN CAPITAL MARKETS OR THE ECONOMY GENERALLY.
THE INFORMATION CONTAINED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K OR IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION, OR SEC, INCLUDING UNDER THE CAPTION “RISK FACTORS”, OR INCORPORATED HEREIN OR THEREIN, IDENTIFIES OTHER IMPORTANT FACTORS THAT COULD CAUSE DIFFERENCES FROM OUR FORWARD LOOKING STATEMENTS. OUR FILINGS WITH THE SEC ARE AVAILABLE ON THE SEC’S WEBSITE AT WWW.SEC.GOV.
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

v

HOSPITALITY PROPERTIES TRUST
2018 FORM 10-K ANNUAL REPORT

PART I
Item 1. Business
The Company. We are a real estate investment trust, or REIT, formed in 1995 under the laws of the State of Maryland. As of December 31, 2018, we owned 326 hotels with 50,543 rooms or suites, and 199 travel centers. Our properties are located in 45 states in the United States, Canada and Puerto Rico. Our principal place of business is Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and our telephone number is (617) 964-8389.
Our principal internal growth strategy is to apply asset management strategies to aid our hotel operators in improving performance and to participate through additional returns and percentage rents in increases in the operating income of our managed hotel properties and increases in the total sales at our leased hotels and travel centers, respectively. Our asset management team also works closely with our operators to ensure our hotels and travel centers are well maintained and that capital investments are well planned and executed efficiently in order to maximize the long term value of our properties.
Our external growth strategy is defined by our acquisition, disposition and financing policies as described below. Our investment, financing and disposition policies and business strategies are established by our Board of Trustees and may be changed by our Board of Trustees at any time without shareholder approval.
HOTEL PROPERTIES
As of December 31, 2018, we owned 326 hotels which were managed by or leased to separate subsidiaries of Marriott International, Inc., or Marriott, InterContinental Hotels Group, plc, or IHG, Sonesta International Hotels Corporation, or Sonesta, Wyndham Hotels & Resorts, Inc., or Wyndham, Hyatt Hotels Corporation, or Hyatt, and Radisson Hospitality, Inc., or Radisson, under eight of our operating agreements. Our hotel operating agreements have initial terms expiring between 2019 and 2038. Each of these agreements is for between one and 100 of our hotels. In general, the agreements contain renewal options for all, but not less than all, of the affected properties included in each agreement, and the renewal terms range between 20 to 60 years. Most of these agreements require the third party manager or tenant to: (1) make payments to us of minimum returns or minimum rents; (2) deposit a percentage of total hotel sales into reserves established for the regular refurbishment of our hotels, or FF&E reserves; and (3) for our managed hotels, make payments to our wholly owned "taxable REIT subsidiaries" as defined in Section 856(l) of the U.S. Internal Revenue Code of 1986, as amended, or TRSs, of additional returns to the extent of available cash flows after payment of operating expenses, funding of the FF&E reserves, payment of our minimum returns, payment of management fees and, in certain instances, replenishment of security deposits or guarantees. Some of our managers or tenants or their affiliates have provided deposits or guarantees to secure their obligations to pay us. See "Principal Management Agreement or Lease Features" below for more information regarding our agreements. The following table summarizes the brand affiliations under which our hotels operate as of December 31, 2018:

		Number of	Number of
Brand	Manager	Properties	Rooms or Suites	Investment (1)
Courtyard by Marriott®	Marriott	71	10,264	$994,555
Royal Sonesta Hotels®	Sonesta	6	2,332	703,124
Sonesta ES Suites®	Sonesta	39	4,730	642,050
Crowne Plaza®	IHG	10	3,941	587,488
Candlewood Suites®	IHG	61	7,553	586,546
Residence Inn by Marriott®	Marriott	35	4,488	545,029
Sonesta Hotels & Resorts®	Sonesta	6	1,800	350,635
Staybridge Suites®	IHG	20	2,481	347,592
Hyatt Place®	Hyatt	22	2,724	301,942
Wyndham Hotels and Resorts® and Wyndham Grand®	Wyndham	6	1,823	294,557
Kimpton® Hotels & Restaurants	IHG	3	825	282,586
InterContinental Hotels and Resorts®	IHG	3	800	218,469
Radisson® Hotels & Resorts and Radisson Blu®	Radisson	5	1,329	196,703
Marriott Hotels and Resorts®	Marriott	2	748	131,303
TownePlace Suites by Marriott®	Marriott	12	1,321	112,979
Hawthorn Suites®	Wyndham	16	1,756	102,125
Country Inns & Suites® by Radisson	Radisson	4	610	73,402
Holiday Inn®	IHG	3	754	73,331
SpringHill Suites by Marriott®	Marriott	2	264	24,914
Total Hotels		326	50,543	$6,569,330

(1)
Represents historical cost of our properties plus capital improvements funded by us less impairment write-downs, if any, and excludes capital improvements made from FF&E reserves, funded from hotel operations that do not result in increases in minimum returns or rents.

The following table details the chain scale and service level of our hotels, as categorized by STR, Inc., a data benchmarking and analytic provider for the lodging industry, or STR, as of December 31, 2018:

	Service Level
Chain Scale (1)	Full Service	Select Service	Extended Stay	Total
Luxury	4	—	—	4
Upper Upscale	7	—	—	7
Upscale	30	95	55	180
Upper Midscale	7	—	51	58
Midscale	—	—	77	77
Totals	48	95	183	326

(1)	Chain scales are defined by STR. Chain scale segments are grouped primarily according to average room rates.
TRAVEL CENTER PROPERTIES
As of December 31, 2018, we owned 199 travel centers, all of which we lease to TravelCenters of America LLC or its subsidiaries, or TA, pursuant to long term leases; 149 of our travel centers are operated under the TravelCenters of America®, or TA®, brand name and 50 are operated under the Petro Stopping Centers®, or Petro®, brand name. As of December 31, 2018, we have invested $2.5 billion in 149 TA® branded properties with 3,544 land acres and $1.1 billion in 50 Petro® branded properties with 1,386 land acres. In January 2019, we sold 20 travel centers to TA that were included in the 199 travel centers that we leased to TA as of December 31, 2018, and we and TA amended our leases. For more information regarding those transactions and about our travel center portfolio and our lease agreements with TA, see Notes 5, 6 and 10 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Substantially all our travel centers are full service sites located at or near an interstate highway exit and offer fuel and non-fuel products and services 24 hours per day, 365 days per year. Our typical travel center includes: over 25 acres of land with parking for approximately 200 tractor trailers and approximately 100 cars; a full service restaurant and one or more quick service restaurants which are operated under nationally recognized brands; a truck repair facility and parts store; multiple diesel and gasoline fueling points, including diesel exhaust fluid at the diesel lanes; a travel store; a game room; a lounge and other amenities for professional truck drivers and motorists.
PRINCIPAL MANAGEMENT AGREEMENT OR LEASE FEATURES
As of December 31, 2018, 325 of our hotels (including one leased hotel) are included in seven portfolio agreements; 324 hotels are leased by us to our wholly owned TRSs and managed by hotel operating companies and one hotel is leased to a hotel operating company. One of our hotels is not included in a portfolio agreement and is leased to a hotel operating company. Our travel centers are leased to TA, a travel center and restaurant operating company, under five portfolio agreements. The principal features of the management agreements and leases for our hotel and travel center properties are as follows:

•	Minimum Returns or Minimum Rent. All of our agreements require our managers or tenants to pay to us annual minimum returns or minimum rent.

•
Additional Returns or Percentage Rent. In addition, our hotel management agreements provide for payment of additional returns to us generally based on excess cash flows after payment of hotel operating expenses, funding the FF&E reserve, if any, payment of our minimum returns, payment of management fees and, in certain instances, replenishment of the security deposit or guarantee. Certain of our lease agreements require payment of percentage rent to us based on increases in certain gross property revenues over threshold amounts.

•
Long Terms. Our management agreements and leases generally have initial terms of 15 years or more. The weighted average term remaining for our agreements (weighted by our investment) as of December 31, 2018 is 13.4 years, without giving effect to any renewal options our managers or tenants may have.

•
Pooled Agreements. All but one of our properties are included in one of 12 portfolio agreements. In all but one of our portfolio agreements, the manager’s or tenant’s obligations to us with respect to each property in a portfolio agreement are subject to cross default with the obligations with respect to all the other properties in the same portfolio agreement. The smallest portfolio agreement includes nine hotels in which we have invested $270.1 million; the largest portfolio agreement includes 100 hotels in which we have invested $2.1 billion.

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

•
Security Features. Most of our management agreements and leases include various terms intended to secure the payments to us, including some or all of the following: cash security deposits which we receive but do not escrow; subordination of management fees payable to the operator to some or all of our minimum return or rent; and full or limited guarantees from the manager’s or tenant’s parent company. As of December 31, 2018, nine of our 12 portfolio agreements and one hotel leased to a third party, a total of 200 hotels and 199 travel centers, have minimum returns or minimum rents payable to us which are subject to full or limited guarantees or are backed by security deposits. These properties represent 73.9% of our total minimum returns and minimum rents at December 31, 2018. We do not have any security deposits or guarantees for three of our seven hotel portfolio agreements, a total of 126 hotels, representing 26.1% of our total annual minimum returns and minimum rents as of December 31, 2018. Accordingly, the minimum returns we are paid under these agreements will depend exclusively upon the performance of the hotels.

•
Management Fees. Management fees under most of our management agreements are subordinate to payment of our annual minimum returns. Our managers also have the ability to earn incentive management fees generally based on excess cash flows after payment of hotel operating expenses, funding of the required FF&E reserve, if any, payment of our minimum returns, payment of management fees and in certain instances, replenishment of the security deposit or guarantee.

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
Because we are a REIT, we generally may not operate our properties. We or our tenants have entered into arrangements for operation of our properties. Under the U.S. Internal Revenue Code of 1986, as amended, or the IRC, we may lease our hotels to one of our TRSs if the hotel is managed by a third party. As of December 31, 2018, 324 of our hotels were leased to our TRSs and managed by third parties. Any income realized by a TRS in excess of the rent paid to us by the subsidiary is subject to income tax at customary corporate rates. As, and if, the financial performance of the hotels operated for the account of our TRSs improves, these taxes may become material.
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
In determining the competitive position of a property, we examine the proximity and convenience of the property to its expected customer base, the number and characteristics of competitive properties within the property’s market area and the existence of barriers to entry for competitive properties within that market, including site availability and zoning restrictions. While we have historically focused on the acquisition of upscale limited service, extended stay and full service hotel properties and full service travel centers, we consider acquisitions in all segments of the hospitality industry. An important part of our acquisition strategy is to identify and select or create qualified, experienced and financially stable operators.
We have no policies which specifically limit the percentage of our assets that may be invested in any individual property, in any one type of property, in properties managed by or leased to any one entity, in properties operated under any one brand, in properties managed by or leased to an affiliated group of entities or in securities of one or more persons.

Whenever we purchase an individual property or a small number of properties, we typically attempt to arrange for these properties to be added to agreements covering, and operated in combination with, properties we already own, but we may not always do so. We believe portfolios of diverse groups of properties may increase the security of our cash flows and likelihood our agreements will be renewed.
As stated above, our initial investment in travel center real estate was structured as the acquisition of an entire company, retention of the real estate and the distribution of an operating company tenant. In making that acquisition, we generally applied the same analysis described above to real estate we retained and would expect to generally do the same for any future similar type of transaction we might consider or complete.
Other Investments. We prefer wholly owned investments in fee interests. However, we may invest in leaseholds, joint ventures, mortgages and other real estate interests. We may invest or enter into real estate joint ventures if we conclude that we may benefit from the participation of coventurers or that the opportunity to participate in the investment is contingent on the use of a joint venture structure. We may invest in participating, convertible or other types of mortgages if we conclude that we may benefit from the cash flows or appreciation in the value of the mortgaged property. Convertible mortgages are similar to equity participation because they permit lenders to either participate in increasing revenues from the property or convert some or all of that mortgage into equity ownership interests. At December 31, 2018, we owned no convertible mortgages or joint venture interests.
We have in the past considered, and may in the future consider, the possibility of entering into mergers or strategic combinations with other companies. Our principal goal of any such transactions will be to increase our cash flows from operations and to further diversify our revenue sources.
We own common shares of TA and The RMR Group Inc. (Nasdaq: RMR), a Maryland corporation, or RMR Inc. We may in the future acquire additional common shares of TA or RMR Inc. or securities of other entities, including entities engaged in real estate activities or we may sell these common shares. We may invest in the securities of other entities for the purpose of exercising control or otherwise, make loans to other persons or entities, engage in the sale of investments, offer securities in exchange for property or repurchase our securities.
We may not achieve some or all of our investment objectives.
Disposition Policies. We generally consider ourselves to be a long term owner of properties and are more interested in the long term earnings potential of our properties than selling properties for short term gains. We have occasionally sold a property or exchanged properties which we own for different properties. As of December 31, 2018, we had 20 travel centers with a carrying value of $144.0 million classified as held for sale. We sold these 20 travel centers in January 2019. We may identify additional properties for sale in the future. We currently make decisions to dispose of properties based on factors including, but not limited to, the following:

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
OTHER INFORMATION
Our Manager.  RMR Inc. is a holding company and substantially all of its business is conducted by its majority owned subsidiary, The RMR Group LLC, or RMR LLC, a Maryland limited liability company. One of our Managing Trustees, Adam D. Portnoy, is the sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. and is a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. John G. Murray, our other Managing Trustee and our President and Chief Executive Officer, is also an officer and employee of RMR LLC. Our day to day operations are conducted by RMR LLC. RMR LLC originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR LLC has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and its telephone number is (617) 796-8390. RMR LLC or its subsidiaries also acts as the manager to Industrial Logistics Properties Trust, or ILPT, Office Properties Income Trust, or OPI, Senior Housing Properties Trust, or SNH, and Tremont Mortgage Trust, or TRMT, and provides management and other services to other private and public companies, including Five Star Senior Living Inc., or Five Star, TA and Sonesta. As of the date of this Annual Report on Form 10-K, the executive officers of RMR LLC are: Adam Portnoy, President and Chief Executive Officer; David M. Blackman, Executive Vice President; Jennifer B. Clark, Executive Vice President, General Counsel and Secretary; Matthew P. Jordan, Executive Vice President, Chief Financial Officer and Treasurer; John G. Murray, Executive Vice President; and Andrew J. Rebholz, Executive Vice President. Our Chief Financial Officer and Treasurer, Brian E. Donley, is a Vice President of RMR LLC, and our Senior Vice President, Ethan S. Bornstein, is a Senior Vice President of RMR LLC. Messrs. Murray and Donley and other officers of RMR LLC also serve as officers of other companies to which RMR LLC or its subsidiaries provides management services.
Employees. We have no employees. Services which would otherwise be provided to us by employees are provided by RMR LLC and by our Managing Trustees and officers. As of December 31, 2018, RMR LLC had more than 600 full time employees in its headquarters and regional offices located throughout the United States.
Competition. The hotel industry is highly competitive. Generally our hotels are located in areas that include other hotels. Our hotels compete for customers based on brand affiliation, reputation, location, pricing, amenities and the ability to earn reward program points and other competitive factors. Increases in the number of hotels in a particular area could have a material adverse effect on the occupancy and daily room rates at our hotels located in that area. Agreements with the operators of our hotels sometimes restrict the right of each operator and its affiliates for periods of time to own, build, operate, franchise or manage other hotels of the same brand within various specified areas around our hotels. Under these agreements, neither the operators nor their affiliates are usually restricted from operating other brands of hotels in the market areas of any of our hotels, and after such period of time, the operators and their affiliates may also compete with our hotels by opening, managing or franchising additional hotels under the same brand name in direct competition with our hotels. We also face competition from alternative lodging options such as cruise ships, timeshares, vacation rentals or sharing services such as Airbnb, in our markets.
The travel center and truck stop industry is highly competitive. Although there are approximately 7,000 travel centers and truck stops in the U.S., we understand TA believes that large, long haul trucking fleets tend to purchase the large majority of their fuel at the travel centers and truck stops that are located at or near interstate highway exits and from TA and their largest competitors. Long haul truck drivers can obtain fuel and non-fuel products and services from a variety of sources, including regional full service travel centers and fuel only truck stop chains, independently owned and operated truck stops, some large gas stations and trucking company terminals that provide fuel and services to their own trucking fleets. In addition, our travel centers compete with other truck repair and maintenance facilities, full and quick service restaurants and travel stores, and could face additional competition from state owned interstate highway rest areas, if they are commercialized. The largest competitors of our travel centers are travel centers owned by Pilot Flying J Inc. and Love's Travel Stops & Country Stores, which we believe represent a majority of the market for fuel sales to long haul trucking fleets. Competitive pressure from Pilot Flying J Inc. and Love's Travel Stops & Country Stores, especially for large trucking fleets and long haul trucking fleets, could negatively impact TA’s ability to pay rents due to us.
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
Environmental and Climate Change Matters. Ownership of real estate is subject to risks associated with environmental hazards. Under various laws, owners as well as tenants and managers of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or manage and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose us to the possibility that we may become liable to government agencies or third parties for costs and damages they incur in connection with hazardous substances. In addition, these laws also impose various requirements regarding the operation and maintenance of properties and recordkeeping and reporting requirements relating to environmental matters that require us or the operators of our properties to incur costs to comply with.
Our travel centers include fueling areas, truck repair and maintenance facilities and tanks for the storage of petroleum products and other hazardous substances, all of which create a potential for environmental contamination. We review environmental surveys of the properties we acquire prior to their purchase. Based upon those surveys, other studies we may have reviewed and our understanding of the operations of these properties by our managers and tenants, we do not believe that there are environmental conditions at any of our properties that have had or will have a material adverse effect on us. Under the terms of our management agreements and leases, our tenants and managers have agreed to indemnify us from all environmental liabilities we incur arising during the term of the agreements.
In addition, we believe that some of our properties may contain asbestos. We believe any asbestos on our properties is contained in accordance with applicable laws and regulations, and we have no current plans to remove it. If we remove the asbestos or renovate or demolish the affected properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed, and we could incur substantial costs complying with such regulations.
We cannot be sure that conditions are not present at our properties or that costs we may be required to incur in the future to remediate contamination will not have a material adverse effect on our business, financial condition or results of operations. Moreover, our tenants and managers may not have sufficient resources to pay environmental liabilities.
When major weather or climate-related events, such as hurricanes, floods or wildfires, occur near our hotels or travel centers, our manager or tenant may need to suspend operations of the impacted property until the event has ended and the property is then ready for operation. We or the operators of our properties may incur significant costs and losses as result of these activities, both in terms of operating, preparing and repairing our hotels and travel centers in anticipation of, during and after a severe weather or climate-related event and in terms of potential lost business due to the interruption in operating our properties. Our insurance and our managers’ and tenants’ insurance may not adequately compensate us or them for these costs and losses.
Concerns about climate change have resulted in various treaties, laws and regulations that are intended to limit carbon emissions and address other environmental concerns. These and other laws may cause energy or other costs at our hotel and travel center properties to increase. We do not expect the direct impact of these increases to be material to our results of operations, because the increased costs either would be the responsibility of our tenants or managers directly or in the longer term, passed through and paid by customers of our properties. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties, which could materially and adversely affect our financial condition or the financial condition of our tenants or managers and their ability to pay rent or returns to us. For more information regarding climate change and other environmental matters and their possible adverse impact on us, see “Risk Factors—Risks Related to Our Business—Ownership of real estate is subject to environmental risks and liabilities,” “Risk Factors—Risks Related to Our Business—Ownership of real estate is subject to risks from adverse weather and climate events” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change”.
We are environmentally conscious and aware of the impact our properties have on the environment. We and our tenants and managers have implemented numerous initiatives to encourage recycling of plastics, paper and metal or glass containers; our tenants and managers have programs to encourage reduced water and energy use at a guest’s option by not laundering towels and linens every day. When we renovate our hotels we generally use energy efficient products including but not limited to lighting, windows and HVAC equipment and many of the appliances in our extended stay hotels are Energy Star rated. We or our tenants or managers have also installed car battery charging stations at some hotels and travel centers in our portfolio to accommodate environmentally aware customers.
Insurance. We generally have insurance coverage for our properties and the operations conducted on them, including for casualty, liability, fire, extended coverage and rental or business interruption losses. Either we purchase the insurance ourselves and our managers or tenants are required to reimburse us, or our managers or tenants buy the insurance directly and are required to list us as an insured party. We participate with RMR LLC and other companies to which RMR LLC or its subsidiaries provides management services in a combined property insurance program through Affiliates Insurance Company, or AIC, and with respect to which AIC is an insurer or a reinsurer of certain coverage amounts. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Related Person Transactions” and Note 10 to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K.
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
Segment Information. As of December 31, 2018, we had two operating segments: hotel investments and travel center investments. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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

The summary does not discuss all of the particular tax considerations that might be relevant to you if you are subject to special rules under federal income tax law, for example if you are:

•	a bank, insurance company or other financial institution;

•	a regulated investment company or REIT;

•	a subchapter S corporation;

•	a broker, dealer or trader in securities or foreign currencies;

•	a person who marks-to-market our shares for U.S. federal income tax purposes;

•	a U.S. shareholder (as defined below) that has a functional currency other than the U.S. dollar;

•	a person who acquires or owns our shares in connection with employment or other performance of services;

•	a person subject to alternative minimum tax;

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

whose status as a U.S. shareholder is not overridden by an applicable tax treaty. Conversely, a “non-U.S. shareholder” is a beneficial owner of our shares that is not an entity (or other arrangement) treated as a partnership for federal income tax purposes and is not a U.S. shareholder.
If any entity (or other arrangement) treated as a partnership for federal income tax purposes holds our shares, the tax treatment of a partner in the partnership generally will depend upon the tax status of the partner and the activities of the partnership. Any entity (or other arrangement) treated as a partnership for federal income tax purposes that is a holder of our shares and the partners in such a partnership (as determined for federal income tax purposes) are urged to consult their own tax advisors about the federal income tax consequences and other tax consequences of the acquisition, ownership and disposition of our shares.
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
As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally are included in our shareholders’ income as dividends to the extent of our available current or accumulated earnings and profits. Our dividends are not generally entitled to the preferential tax rates on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends or as qualified dividend income, all as explained below. In addition, for taxable years beginning after 2017 and before 2026 and pursuant to the deduction-without-outlay mechanism of Section 199A of the IRC, our noncorporate U.S. shareholders are generally eligible for lower effective tax rates on our dividends that are not treated as capital gain dividends or as qualified dividend income. No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders. Distributions in excess of our current or accumulated earnings and profits generally are treated for federal income tax purposes as returns of capital to the extent of a recipient shareholder’s basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, of which there are none outstanding at this time, and thereafter to distributions made on our common shares. For all these purposes, our distributions include cash distributions, any in kind distributions of property that we might make, and deemed or constructive distributions resulting from capital market activities (such as some redemptions), as described below.
Our counsel, Sullivan & Worcester LLP, is of the opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 1995 through 2018 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel’s opinions are conditioned upon the assumption that our leases, our declaration of trust, and all other legal documents to which we have been or are a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us to our counsel as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a description or representation is inaccurate or incomplete, our counsel’s opinions may be adversely affected and may not be relied upon. The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, neither Sullivan & Worcester LLP nor we can be sure that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.
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
If we continue to qualify for taxation as a REIT and meet the tests described below, we generally will not pay federal income tax on amounts we distribute to our shareholders. However, even if we continue to qualify for taxation as a REIT, we may still be subject to federal tax in the following circumstances, as described below:

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
Our Wholly Owned Subsidiaries and Our Investments Through Partnerships. Except in respect of a TRS as discussed below, Section 856(i) of the IRC provides that any corporation, 100% of whose stock is held by a REIT and its disregarded subsidiaries, is a qualified REIT subsidiary and shall not be treated as a separate corporation for U.S. federal income tax purposes. The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT’s. We believe that each of our direct and indirect wholly owned subsidiaries, other than the TRSs discussed below (and entities owned in whole or in part by the TRSs), will be either a qualified REIT subsidiary within the meaning of Section 856(i)(2) of the IRC or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under Treasury regulations issued under Section 7701 of the IRC, each such entity referred to as a QRS. Thus, in applying all of the REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our QRSs are treated as ours, and our investment in the stock and other securities of such QRSs will be disregarded.
We have invested and may in the future invest in real estate through one or more entities that are treated as partnerships for federal income tax purposes. In the case of a REIT that is a partner in a partnership, Treasury regulations under the IRC provide that, for purposes of the REIT qualification requirements regarding income and assets described below, the REIT is generally deemed to own its proportionate share, based on respective capital interests, of the income and assets of the partnership (except that for purposes of the 10% value test, described below, the REIT’s proportionate share of the partnership’s assets is based on its proportionate interest in the equity and specified debt securities issued by the partnership). In addition, for these purposes, the character of the assets and items of gross income of the partnership generally remains the same in the hands of the REIT. In contrast, for purposes of the distribution requirements discussed below, we must take into account as a partner our share of the partnership’s income as determined under the general federal income tax rules governing partners and partnerships under Subchapter K of the IRC.
Subsidiary REITs. We may in the future form or acquire an entity that is intended to qualify for taxation as a REIT, and we expect that any such subsidiary would so qualify at all times during which we intend for its REIT election to remain in effect. When a subsidiary qualifies for taxation as a REIT separate and apart from its REIT parent, the subsidiary’s shares are qualifying real estate assets for purposes of the REIT parent’s 75% asset test described below. However, failure of the subsidiary to separately satisfy the various REIT qualification requirements described in this summary or that are otherwise applicable (and failure to qualify for the applicable relief provisions) would generally result in (a) the subsidiary being subject to regular U.S. corporate income tax, as described above, and (b) the REIT parent’s ownership in the subsidiary (i) ceasing to be qualifying real estate assets for purposes of the 75% asset test, (ii) becoming subject to the 5% asset test, the 10% vote test and the 10% value test generally applicable to a REIT’s ownership in corporations other than REITs and TRSs, and (iii) thereby jeopardizing the REIT parent’s own REIT qualification and taxation on account of the subsidiary’s failure cascading up to the REIT parent, all as described under “—Asset Tests” below. We may make protective TRS elections with respect to any subsidiary REIT that we form or acquire and may implement other protective arrangements intended to avoid a cascading REIT failure if any of our subsidiary REITs were not to qualify for taxation as a REIT, but we cannot be sure that such protective elections and other arrangements will be effective to avoid or mitigate the resulting adverse consequences to us.
Taxable REIT Subsidiaries. As a REIT, we are permitted to own any or all of the securities of a TRS, provided that no more than 20% of the total value of our assets, at the close of each quarter, is comprised of our investments in the stock or other securities of our TRSs. Very generally, a TRS is a subsidiary corporation other than a REIT in which a REIT directly or indirectly holds stock and that has made a joint election with its affiliated REIT to be treated as a TRS. Our ownership of stock and other securities in our TRSs is exempt from the 5% asset test, the 10% vote test and the 10% value test discussed below. Among other requirements, a TRS of ours must:

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
We acquired in the second quarter of 2015, and currently own, an ownership position in RMR Inc. that is in excess of 10% of RMR Inc.’s outstanding securities by vote or value. Accordingly, we elected to treat RMR Inc. as a TRS effective as of June 5, 2015. RMR Inc., through its principal subsidiary, RMR LLC, has provided and continues to provide business and property management and other services to us and to other public and private companies, including other public REITs. Among these clients were and are operators of lodging facilities, operators of health care facilities, and owners of such facilities. Our counsel, Sullivan & Worcester LLP, has provided to us an opinion that the activities proscribed to TRSs under Section 856(l)(3) of the IRC relating to operating or managing lodging facilities or health care facilities should include only regular onsite services or day-to-day operational activities at or for lodging facilities or health care facilities. To the best of our knowledge, neither RMR Inc. nor RMR LLC has been or is involved in proscribed activities at or for lodging facilities or health care facilities. Thus, we do not believe that Section 856(l)(3) of the IRC precluded or precludes RMR Inc. from being treated as our TRS. If the IRS or a court determines, contrary to the opinion of our counsel, that RMR Inc. was or is precluded from being treated as our TRS, then our ownership position in RMR Inc. in excess of 10% of RMR Inc.’s outstanding securities by vote or value, except to the extent and for the period that such ownership qualified as a “temporary investment of new capital” under Section 856(c)(5)(B) of the IRC, would have been and would be in violation of the applicable REIT asset tests described below. Under those circumstances, however, we expect that we would qualify for the REIT asset tests’ relief provision described below, and thereby would preserve our qualification for taxation as a REIT. If the relief provision below were to apply to us, we would be subject to tax at the highest regular corporate income tax rate on the net income generated by our investment in RMR Inc. in excess of a 10% ownership position in that company.
As discussed below, TRSs can perform services for our tenants without disqualifying the rents we receive from those tenants under the 75% gross income test or the 95% gross income test discussed below. Moreover, because our TRSs are taxed as C corporations that are separate from us, their assets, liabilities and items of income, deduction and credit generally are not imputed to us for purposes of the REIT qualification requirements described in this summary. Therefore, our TRSs may generally conduct activities that would be treated as prohibited transactions or would give rise to nonqualified income if conducted by us directly. Additionally, while a REIT is generally limited in its ability to earn qualifying rental income from a TRS, a REIT can earn qualifying rental income from the lease of a qualified lodging facility to a TRS if an eligible independent contractor operates the facility, as discussed more fully below. As regular C corporations, TRSs may generally utilize net operating losses and other tax attribute carryforwards to reduce or otherwise eliminate federal income tax liability in a given taxable year. Net operating losses and other carryforwards are subject to limitations, however, including limitations imposed under Section 382 of the IRC following an “ownership change” (as defined in applicable Treasury regulations) and a limitation providing that carryforwards of net operating losses arising in taxable years beginning after 2017 generally cannot offset more than 80% of the current year’s taxable income. Moreover, net operating losses arising in taxable years beginning after 2017 may not be carried back, but may be carried forward indefinitely. As a result, we cannot be sure that our TRSs will be able to utilize, in full or in part, any net operating losses or other carryforwards that they have generated or may generate in the future.
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

Income Tests. We must satisfy two gross income tests annually to maintain our qualification for taxation as a REIT. First, at least 75% of our gross income for each taxable year must be derived from investments relating to real property, including “rents from real property” within the meaning of Section 856(d) of the IRC, interest and gain from mortgages on real property or on interests in real property, income and gain from foreclosure property, gain from the sale or other disposition of real property (including specified ancillary personal property treated as real property under the IRC), or dividends on and gain from the sale or disposition of shares in other REITs (but excluding in all cases any gains subject to the 100% tax on prohibited transactions). When we receive new capital in exchange for our shares or in a public offering of our five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test. Second, at least 95% of our gross income for each taxable year must consist of income that is qualifying income for purposes of the 75% gross income test, other types of interest and dividends, gain from the sale or disposition of shares or securities, or any combination of these. Gross income from our sale of property that we hold primarily for sale to customers in the ordinary course of business, income and gain from specified “hedging transactions” that are clearly and timely identified as such, and income from the repurchase or discharge of indebtedness is excluded from both the numerator and the denominator in both gross income tests. In addition, specified foreign currency gains will be excluded from gross income for purposes of one or both of the gross income tests.
Although we will use our best efforts to ensure that the income generated by our investments will be of a type that satisfies both the 75% and 95% gross income tests, we cannot be sure that we will be successful in this regard.
In order to qualify as “rents from real property” within the meaning of Section 856(d) of the IRC, several requirements must be met:

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

•
In order for rents to qualify, we generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom we derive no income or through one of our TRSs. There is an exception to this rule permitting a REIT to perform customary management and tenant services of the sort that a tax-exempt organization could perform without being considered in receipt of “unrelated business taxable income” as defined in Section 512(b)(3) of the IRC, or UBTI. In addition, a de minimis amount of noncustomary services will not disqualify income as “rents from real property” as long as the value of the impermissible tenant services does not exceed 1% of the gross income from the property.

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
Property generally ceases to be foreclosure property at the end of the third taxable year following the taxable year in which the REIT acquired the property, or longer if an extension is obtained from the IRS. However, this grace period terminates and foreclosure property ceases to be foreclosure property on the first day:

•
on which a lease is entered into for the property that, by its terms, will give rise to income that does not qualify for purposes of the 75% gross income test (disregarding income from foreclosure property), or any nonqualified income under the 75% gross income test is received or accrued by the REIT, directly or indirectly, pursuant to a lease entered into on or after such day;

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

Other than sales of foreclosure property, any gain that we realize on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of a trade or business, together known as dealer gains, may be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate. The 100% tax does not apply to gains from the sale of property that is held through a TRS, but such income will be subject to tax in the hands of the TRS at regular corporate income tax rates; we may therefore utilize our TRSs in transactions in which we might otherwise recognize dealer gains. Whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances surrounding each particular transaction. Sections 857(b)(6)(C) and (E) of the IRC provide safe harbors pursuant to which limited sales of real property held for at least two years and meeting specified additional requirements will not be treated as prohibited transactions. However, compliance with the safe harbors is not always achievable in practice. We attempt to structure our activities to avoid transactions that are prohibited transactions, or otherwise conduct such activities through TRSs; but, we cannot be sure whether or not the IRS might successfully assert that one or more of our dispositions is subject to the 100% penalty tax. Gains subject to the 100% penalty tax are excluded from the 75% and 95% gross income tests, whereas real property gains that are not dealer gains or that are exempted from the 100% penalty tax on account of the safe harbors are considered qualifying gross income for purposes of the 75% and 95% gross income tests.
We believe that any gain from dispositions of assets that we have made, or that we might make in the future, including through any partnerships, will generally qualify as income that satisfies the 75% and 95% gross income tests, and will not be dealer gains or subject to the 100% penalty tax. This is because our general intent has been and is to: (a) own our assets for investment with a view to long-term income production and capital appreciation; (b) engage in the business of developing, owning, leasing and managing our existing properties and acquiring, developing, owning, leasing and managing new properties; and (c) make occasional dispositions of our assets consistent with our long-term investment objectives.
If we fail to satisfy one or both of the 75% gross income test or the 95% gross income test in any taxable year, we may nevertheless qualify for taxation as a REIT for that year if we satisfy the following requirements: (a) our failure to meet the test is due to reasonable cause and not due to willful neglect; and (b) after we identify the failure, we file a schedule describing each item of our gross income included in the 75% gross income test or the 95% gross income test for that taxable year. Even if this relief provision does apply, a 100% tax is imposed upon the greater of the amount by which we failed the 75% gross income test or the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year. This relief provision may apply to a failure of the applicable income tests even if the failure first occurred in a year prior to the taxable year in which the failure was discovered.
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
Asset Tests. At the close of each calendar quarter of each taxable year, we must also satisfy the following asset percentage tests in order to qualify for taxation as a REIT for federal income tax purposes:

•
At least 75% of the value of our total assets must consist of “real estate assets,” defined as real property (including interests in real property and interests in mortgages on real property or on interests in real property), ancillary personal property to the extent that rents attributable to such personal property are treated as rents from real property in accordance with the rules described above, cash and cash items, shares in other REITs, debt instruments issued by “publicly offered REITs” as defined in Section 562(c)(2) of the IRC, government securities and temporary investments of new capital (that is, any stock or debt instrument that we hold that is attributable to any amount received by us (a) in exchange for our stock or (b) in a public offering of our five-year or longer debt instruments, but in each case only for the one-year period commencing with our receipt of the new capital).

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

•	Not more than 20% of the value of our total assets may be represented by stock or other securities of our TRSs.

•	Not more than 25% of the value of our total assets may be represented by “nonqualified publicly offered REIT debt instruments” as defined in Section 856(c)(5)(L)(ii) of the IRC.
Our counsel, Sullivan & Worcester LLP, is of the opinion that, although the matter is not free from doubt, our investments in the equity or debt of a TRS, to the extent that and during the period in which they qualify as temporary investments of new capital, will be treated as real estate assets, and not as securities, for purposes of the above REIT asset tests.
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
Our Relationship with TA. As of December 31, 2018, we owned a significant percentage (but less than 10%) of the outstanding common shares of TA. Our leases with TA, TA’s limited liability company operating agreement, and other agreements collectively contain restrictions upon the ownership of TA common shares and require TA to refrain from taking any actions that may result in any affiliation with us that would jeopardize our qualification for taxation as a REIT under the IRC. Accordingly, from and after January 31, 2007 we expect that the rental income we have received and will receive from TA and its subsidiaries has been and will be “rents from real property” under Section 856(d) of the IRC, and therefore qualifying income under the 75% and 95% gross income tests described above.
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
The IRC generally limits the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to 30% of “adjusted taxable income,” subject to specified exceptions. Any deduction in excess of the limitation is carried forward and may be used in a subsequent year, subject to that year’s 30% limitation. Provided a taxpayer makes an election (which is irrevocable), the 30% limitation does not apply to a trade or business involving real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operation, management, leasing, or brokerage, within the meaning of Section 469(c)(7)(C) of the IRC. We have not determined whether we or any of our subsidiaries will elect out of the new interest expense limitation or whether each of our subsidiaries is eligible to elect out.
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
Acquisitions of C Corporations
We have engaged and may in the future engage in transactions where we acquire all of the outstanding stock of a C corporation. Upon these acquisitions, except to the extent we have made or do make an applicable TRS election, each of our acquired entities and their various wholly-owned corporate and noncorporate subsidiaries generally became or will become our QRSs. Thus, after such acquisitions, all assets, liabilities and items of income, deduction and credit of the acquired and then disregarded entities have been and will be treated as ours for purposes of the various REIT qualification tests described above. In addition, we generally have been and will be treated as the successor to the acquired (and then disregarded) entities’ federal income tax attributes, such as those entities’ (a) adjusted tax bases in their assets and their depreciation schedules; and (b) earnings and profits for federal income tax purposes, if any. The carryover of these attributes creates REIT implications such as built-in gains tax exposure and additional distribution requirements, as described below. However, when we make an election under Section 338(g) of the IRC with respect to corporations that we acquire, as we have done from time to time in the past, we generally will not be subject to such attribute carryovers in respect of attributes existing prior to such election.
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
Like-Kind Exchanges
In January 2019, we entered into three agreements to sell 20 travel centers to TA for an aggregate price of $308.2 million. Our and TA's obligations to complete the three transactions were subject to various conditions typical of commercial real estate purchases, and thus, on advice of counsel we believe that each of the three agreements is a separate transaction for federal income tax purposes. Our sales of the travel centers will result in significant tax gains and a current-year distribution requirement to the extent the gains are not deferred. In order to defer some of the gains on these sales, we have recycled a portion of the proceeds into replacement property pursuant to Section 1031 of the IRC, and we hope to recycle additional proceeds into other replacement property. While we intend to identify and complete the purchase of any additional replacement property within the time periods prescribed by Section 1031 of the IRC, we cannot be sure that we will timely identify or close the purchase of replacement property so as to defer all of the gains that we hope to defer. Any gains that are not deferred under Section 1031 of the IRC will be qualifying income for purposes of the 75% and 95% gross income tests, but would generally be distributed to our shareholders as described above under the heading "—Taxation as a REIT—Annual Distribution Requirements".
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
Section 302 of the IRC treats a redemption of our shares for cash only as a distribution under Section 301 of the IRC, and hence taxable as a dividend to the extent of our available current or accumulated earnings and profits, unless the redemption satisfies one of the tests set forth in Section 302(b) of the IRC enabling the redemption to be treated as a sale or exchange of the shares. The redemption for cash only will be treated as a sale or exchange if it (a) is “substantially disproportionate” with respect to the surrendering shareholder’s ownership in us, (b) results in a “complete termination” of the surrendering shareholder’s entire share interest in us, or (c) is “not essentially equivalent to a dividend” with respect to the surrendering shareholder, all within the meaning of Section 302(b) of the IRC. In determining whether any of these tests have been met, a shareholder must generally take into account shares considered to be owned by such shareholder by reason of constructive ownership rules set forth in the IRC, as well as shares actually owned by such shareholder. In addition, if a redemption is treated as a distribution under the preceding tests, then a shareholder’s tax basis in the redeemed shares generally will be transferred to the shareholder’s remaining shares in us, if any, and if such shareholder owns no other shares in us, such basis generally may be transferred to a related person or may be lost entirely. Because the determination as to whether a shareholder will satisfy any of the tests of Section 302(b) of the IRC depends upon the facts and circumstances at the time that our shares are redeemed, we urge you to consult your own tax advisor to determine the particular tax treatment of any redemption.
Taxation of Taxable U.S. Shareholders
For noncorporate U.S. shareholders, to the extent that their total adjusted income does not exceed applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 15%. For those noncorporate U.S. shareholders whose total adjusted income exceeds the applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 20%. However, because we are not generally subject to federal income tax on the portion of our “real estate investment trust taxable income” distributed to our shareholders, dividends on our shares generally are not eligible for these preferential tax rates, except that any distribution of C corporation earnings and profits and taxed built-in gain items will potentially be eligible for these preferential tax rates. As a result, our ordinary dividends generally are taxed at the higher federal income tax rates applicable to ordinary income (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the IRC, which is generally available to our noncorporate U.S. shareholders for taxable years after 2017 and before 2026). To summarize, the preferential federal income tax rates for long-term capital gains and for qualified dividends generally apply to:

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

(4)	our dividends attributable to earnings and profits that we inherit from C corporations; and

(5)
our dividends to the extent attributable to income upon which we have paid federal corporate income tax (such as taxes on foreclosure property income or on built-in gains), net of the corporate income taxes thereon.

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
U.S. shareholders who are individuals, estates or trusts are generally required to pay a 3.8% Medicare tax on their net investment income (including dividends on our shares (without regard to any deduction allowed by Section 199A of the IRC) and gains from the sale or other disposition of our shares), or in the case of estates and trusts on their net investment income that is not distributed, in each case to the extent that their total adjusted income exceeds applicable thresholds. U.S. shareholders are urged to consult their tax advisors regarding the application of the 3.8% Medicare tax.
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
We expect that a non-U.S. shareholder’s receipt of (a) distributions from us, and (b) proceeds from the sale of our shares, will not be treated as income effectively connected with a U.S. trade or business and a non-U.S. shareholder will therefore not be subject to the often higher federal tax and withholding rates, branch profits taxes and increased reporting and filing requirements that apply to income effectively connected with a U.S. trade or business. This expectation and a number of the determinations below are predicated on our shares being listed on a U.S. national securities exchange, such as The Nasdaq Stock Market LLC, or Nasdaq. Each class of our shares has been listed on a U.S. national securities exchange; however, we cannot be sure that our shares will continue to be so listed in future taxable years or that any class of our shares that we may issue in the future will be so listed.
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
First, for so long as a class of our shares is listed on a U.S. national securities exchange, a non-U.S. shareholder’s gain on the sale of those shares will not be subject to U.S. federal income taxation as a sale of a USRPI. Second, our shares will not constitute USRPIs if we are a “domestically controlled” REIT. We will be a “domestically controlled” REIT if less than 50% of the value of our shares (including any future class of shares that we may issue) is held, directly or indirectly, by non-U.S. shareholders at all times during the preceding five years, after applying specified presumptions regarding the ownership of our shares as described in Section 897(h)(4)(E) of the IRC. For these purposes, we believe that the statutory ownership presumptions apply to validate our status as a “domestically controlled” REIT. Accordingly, we believe that we are and will remain a “domestically controlled” REIT.
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
Non-U.S. financial institutions and other non-U.S. entities are subject to diligence and reporting requirements for purposes of identifying accounts and investments held directly or indirectly by U.S. persons. The failure to comply with these additional information reporting, certification and other requirements could result in a 30% U.S. withholding tax on applicable payments to non-U.S. persons, notwithstanding any otherwise applicable provisions of an income tax treaty. In particular, a payee that is a foreign financial institution that is subject to the diligence and reporting requirements described above must enter into an agreement with the U.S. Department of the Treasury requiring, among other things, that it undertake to identify accounts held by “specified United States persons” or “United States owned foreign entities” (each as defined in the IRC and administrative guidance thereunder), annually report information about such accounts, and withhold 30% on applicable payments to noncompliant foreign financial institutions and account holders. Foreign financial institutions located in jurisdictions that have an intergovernmental agreement with the United States with respect to these requirements may be subject to different rules. The foregoing withholding regime generally applies to payments of dividends on our shares. In general, to avoid withholding, any non-U.S. intermediary through which a shareholder owns our shares must establish its compliance with the foregoing regime, and a non-U.S. shareholder must provide specified documentation (usually an applicable IRS Form W-8) containing information about its identity, its status, and if required, its direct and indirect U.S. owners. Non-U.S. shareholders and shareholders who hold our shares through a non-U.S. intermediary are encouraged to consult their own tax advisors regarding foreign account tax compliance.
Other Tax Considerations
Our tax treatment and that of our shareholders may be modified by legislative, judicial or administrative actions at any time, which actions may have retroactive effect. The rules dealing with federal income taxation are constantly under review by the U.S. Congress, the IRS and the U.S. Department of the Treasury, and statutory changes, new regulations, revisions to existing regulations and revised interpretations of established concepts are issued frequently; in fact, significant administrative guidance has been promulgated in response to the substantial December 2017 amendments to the IRC, additional amendments to the IRC have been enacted subsequent to the December 2017 amendments to the IRC, and additional guidance or subsequent amendments to the IRC could be promulgated or enacted in the future. Likewise, the rules regarding taxes other than U.S. federal income taxes may also be modified. No prediction can be made as to the likelihood of passage of new tax legislation or other provisions, or the direct or indirect effect on us and our shareholders. Revisions to tax laws and interpretations of these laws could adversely affect our ability to qualify and be taxed as a REIT, as well as the tax or other consequences of an investment in our shares. We and our shareholders may also be subject to taxation by state, local or other jurisdictions, including those in which we or our shareholders transact business or reside. These tax consequences may not be comparable to the U.S. federal income tax consequences discussed above.
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
Item 1A. Risk Factors
Our business is subject to a number of risks and uncertainties. Investors and prospective investors should carefully consider the risks described below, together with all of the other information in this Annual Report on Form 10-K. The risks described below may not be the only risks we face but are risks we believe may be material at this time. Additional risks that we do not yet know of, or that we currently think are immaterial, also may impair our business operations or financial results. If any of the events or circumstances described below occurs, our business, financial condition, results of operations or ability to make distributions to our shareholders and the value of our securities could be adversely affected. Investors and prospective investors should consider the following risks, the information contained under the heading “Warning Concerning Forward Looking Statements” and the risks described elsewhere in this Annual Report on Form 10-K before deciding whether to invest in our securities.
Risks Related to Our Business
Adverse general economic conditions in the United States would likely negatively impact our business.
Our properties are operated in two segments of the economy, the hotel industry and the travel center industry, which historically have been highly sensitive to general economic conditions in the United States and in the geographic areas where our properties are located.
The performance of the hotel industry has historically been closely linked to the performance of the general economy both nationally and within local markets in the United States. The hotel industry is sensitive to business and personal discretionary spending levels. Declines in corporate travel and consumer demand due to adverse general economic conditions, such as a decline in U.S. gross domestic product or lower consumer confidence or government budgetary constraints may reduce the revenues and profitability of our hotels. A slowing of the U.S. economy or a new U.S. recession may lead to a significant decline in demand for the products and services offered at our hotels or increase the cost of offering such products and services. We cannot predict the pace or duration of general U.S. economic cycles or cycles which may be experienced in the hotel industry. A period of general economic weakness in the United States would likely reduce the revenues and profitability of our hotels and negatively impact our financial condition and results of operations.
Our travel centers primarily provide goods and services to the trucking industry, and demand for trucking services in the United States generally reflects the amount of commercial activity in the U.S. economy. When the U.S. economy declines, demand for goods moved by trucks declines, and in turn demand for the products and services provided at our travel centers typically declines. Increases in global trade have historically mitigated the adverse impact of economic slowdowns upon the travel center business, but world trade was negatively impacted during the most recent U.S. recession. In addition, the Trump administration has taken certain actions, and indicated it may take additional actions, that significantly change U.S. trade policy, including imposing tariffs on certain goods imported into the United States. Changes in U.S. trade policy have triggered, and additional changes could further trigger, retaliatory actions by affected countries, resulting in “trade wars,” and in increased costs for goods imported into the United States, which may reduce customer demand for these products if the parties having to pay those tariffs increase their prices, or in trading partners limiting their trade with the United States. If these consequences are realized, the volume of economic activity in the United States, including trucking freight volume, may materially decline. Such a reduction may materially and adversely affect TA’s sales and its business and, consequently, its ability to pay us rent.
Changes in hotel supply or demand could adversely affect us.
In addition to general economic conditions affecting the hotel industry, new hotel room supply is an important factor that can affect the hotel industry's performance and overbuilding has the potential to further exacerbate the negative impact of an economic downturn. Room rates and occupancy, and thus revenue per available room, or RevPAR, tend to increase when demand growth exceeds supply growth. A reduction or slowing in the growth of hotel demand or increased growth in hotel supply without corresponding increased demand could result in returns that are substantially below expectations or result in losses which could materially and adversely affect our revenues and profitability as well as limit or slow our future growth.
Certain of our returns and rents are guaranteed by the parent companies of our managers and tenants, but these guarantees may not ensure that payments due to us will be made and some of these guarantees are limited in dollar amount and duration.
Certain of our returns and rents are guaranteed by the parent companies of our managers and tenants. However, most of these guarantees are limited in dollar amount and duration. For example, our guaranty from Marriott for 68 hotels under our Marriott No. 234 agreement is limited to $40.0 million (of which $30.7 million remained available at December 31, 2018) and expires on December 31, 2019; our guaranty from Hyatt is limited to $50.0 million (of which $21.9 million remained available at December 31, 2018); and our guaranty from Radisson is limited to $46.0 million (of which $42.6 million remained available at December 31, 2018). If our Marriott, Hyatt and Radisson properties produce less net operating income than the guaranteed amounts of our minimum returns or rents for extended future periods, these guarantees may be exhausted. Our $35.7 million limited guarantee from Wyndham was depleted during 2017 and remained depleted as of December 31, 2018. The Wyndham agreement provides that if the hotel cash flows available after payment of hotel operating expenses are less than the minimum returns due to us, to avoid default Wyndham is required to pay us the greater of the available hotel cash flows and 85% of the contractual amount due. During the year ended December 31, 2018 and the months of January and February 2019, Wyndham paid 85% of the minimum returns due under the management agreement, which payments were an aggregate of $4.1 million and $0.7 million, respectively, less than the minimum returns due for the period. We cannot be sure that Wyndham will continue to pay at least the greater of available hotel cash flows after payment of hotel operating expenses and 85% of the minimum returns due to us or if Wyndham will default on its payments. Also, because the large majority of TA’s business consists of operating travel centers that it leases from us, if TA does not earn sufficient income from those travel centers it may not have sufficient resources independent of these leaseholds to pay its guaranty obligations to us. Despite the existence of parent companies’ guarantees of our managers’ and tenants’ obligations to us, we cannot be sure that these obligations will be paid.
Certain of our returns and rents are secured with cash deposits that, if used to cover shortfalls in our minimum returns and rents, will not provide cash flows to us.
As of December 31, 2018, our Marriott No. 234 agreement requires annual minimum returns to us of $107.4 million. As of December 31, 2018, we have a security deposit balance of $32.7 million to cover future shortfalls.
As of December 31, 2018, our IHG agreement requires annual minimum returns and rents to us of $193.7 million. As of December 31, 2018, we have a security deposit balance of $100.0 million to cover future shortfalls.
When we reduce the amounts of the security deposits we hold under our management and lease agreements for future payment deficiencies, we record income equal to the amounts applied, but we do not receive additional cash flows.
When and if the IHG security deposit and the Marriott guaranty and security deposit are exhausted, we may not receive the contractually guaranteed amounts or minimum returns due to us from IHG and Marriott, respectively.
We have no security deposits or guarantees under our Marriott No. 1 or Sonesta agreement and the Wyndham guaranty has been depleted. Accordingly, the returns we receive from our hotels managed under those agreements are dependent upon the financial results of those hotel operations. For the year ended December 31, 2018, we had an aggregate of $44.6 million in unfunded shortfalls, which represents the unguaranteed portions of our minimum returns under our Sonesta and Wyndham agreements.
Inherent risks in the hotel industry could affect our business.
Approximately 67% of our historical real estate investments as of February 26, 2019, are in our hotel properties. Our hotels are subject to operating risks common to the hotel industry, many of which are beyond our control, including risks associated with:

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

•
increased operating costs, including wages, benefits, insurance, property taxes and energy, due to inflation, increased minimum wages and other factors, which may not be offset in the future by increased room rates;

•	competition from other hotel operators or others to attract and retain qualified employees;

•	low unemployment in the U.S. and a lack of suitable employees for certain job classifications, especially those for less skilled positions, which may drive up costs or affect service levels;

•	labor strikes, disruptions or lockouts that may impact operating performance;

•	dependence on demand from business and leisure travelers, which may fluctuate and be seasonal;

•	increases in energy costs, airline fares and other expenses related to travel, which may negatively affect traveling;

•	decreases in demand for business and leisure travel due to terrorism, terrorism alerts and warnings, military actions, pandemics or other medical events;

•	decreases in demand for business travel due to use of technologies that enhance interpersonal communication and interaction without the need to travel or meet in person; and

•	changes in customer preferences for various types of hotels or hotel locations.
These and other factors could materially and adversely affect our financial condition and results of operations and cause the value of our securities to decline.
TA’s business is subject to substantial risks, which could adversely affect us.
We lease all of our travel centers, which constituted approximately 33% of our historical real estate investments as of February 26, 2019, to TA. TA has not been consistently profitable since it became a public company in 2007, and it operates in highly competitive industries, including travel centers and restaurants. TA’s business is subject to a number of risks, including the following:

•
Increasing truck fuel efficiency may adversely impact TA’s business. Government regulation and increasing and volatile fuel prices are causing truck manufacturers and TA’s trucking customers to remain focused on fuel efficiency. The largest part of TA’s revenue is derived from selling motor fuel. If TA’s trucking customers purchase less motor fuel because their trucks are operated more fuel efficiently, TA’s financial results will decline unless it is sufficiently able to offset those declines by selling substitute or other products or services, gaining market share, increasing its gross margins per gallon of fuel sold or reducing its operating costs.

•
TA’s operating margins are narrow, and fuel sales comprise the majority of TA’s revenues. Historically, TA’s fuel margins per gallon have declined during periods of rising fuel prices, and during the most recent U.S. recession and the periods of historically high and volatile fuel prices, TA realized large operating losses.

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

•
The travel center industry is highly competitive and principally consists of a small number of large competitors. These competitive pressures could result in a reduction of TA's gross margins or an increase in TA's expenses or capital improvement costs, which could negatively affect TA's profitability and liquidity.

•
If the trucking industry fails to satisfy market demands for transporting goods, other means for transporting goods may be chosen, which may result in reduced business for the trucking industry and may negatively impact TA’s business, results of operations and liquidity.

•
TA's labor costs may increase due to increased demand for labor in the market and for higher skilled personnel, such as technicians, that TA requires. This increased demand may increase TA's labor costs and prevent TA from fully staffing its positions. Further, legislation that increases the minimum wage may further increase TA's labor costs. TA may not be able to successfully pass through its increased labor costs in the prices it charges its customers.

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

•
TA’s business is subject to laws relating to the protection of the environment. The travel centers TA operates include fueling areas, truck repair and maintenance facilities and tanks for the storage and dispensing of petroleum products, natural gas, waste and other hazardous substances, all of which create the potential for environmental damage. As a result, TA regularly incurs environmental clean up costs. TA cannot predict what environmental legislation or regulations may be enacted or how existing laws or regulations will be administered or interpreted; more stringent laws, more vigorous enforcement policies or stricter interpretation of existing laws in the future could cause TA to expend significant amounts or experience losses.

•
Climate change and other environmental legislation and regulation, and market reaction to such legislation and regulation, may decrease demand for TA's major product, diesel fuel, and require TA to make significant changes to its business and to make capital or other expenditures, which may adversely affect its business.

•
TA or franchisees of TA's travel centers may incur significant costs and losses as a result of severe weather, both in terms of operating, preparing and repairing the travel centers in anticipation of, during and after a severe weather event and in terms of lost business due to the interruption in operating TA's travel centers or decreased truck movements.

For these reasons, among others, TA may be unable to pay us rent, including the $70.5 million of deferred rent obligations due to us in sixteen quarterly installments beginning in April 2019 under the terms of our amended lease agreements with TA. For more information about our amended lease agreements with TA, see Notes 5 and 6 to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K.
We have debt and we may incur additional debt.
As of December 31, 2018, our consolidated indebtedness was $4.2 billion, our consolidated total debt to gross book value of real estate ratio was 44.2% and we had $823.0 million available for borrowing under our $1.0 billion revolving credit facility. The agreement governing our revolving credit facility and our $400.0 million term loan, or our credit agreement, includes a feature under which the maximum aggregate borrowing availability may be increased to up to $2.3 billion on a combined basis in certain circumstances.
We are subject to numerous risks associated with our debt, including the risk that our cash flows could be insufficient for us to make required payments on our debt. There are no limits in our organizational documents on the amount of debt we may incur, and we may incur substantial debt. Our debt obligations could have important consequences to our securityholders. Our incurring debt may increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business, and place us at a disadvantage in relation to competitors that have lower debt levels. Our incurring debt could also increase the costs to us of incurring additional debt, increase our exposure to floating interest rates or expose us to potential events of default (if not cured or waived) under covenants contained in debt instruments that could have a material adverse effect on our business, financial condition and operating results. Excessive debt could reduce the available cash flow to fund, or limit our ability to obtain financing for working capital, capital expenditures, acquisitions, construction projects, refinancing, lease obligations or other purposes, and hinder our ability to maintain investment grade ratings from nationally recognized credit rating agencies or to make or sustain distributions to our shareholders.
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
Some of our management agreements and lease arrangements require us to fund capital improvements at certain of our properties. We currently expect to invest approximately $290.0 million during 2019 and $39.0 million during 2020 for capital improvements and renovation costs under our agreements with Marriott, IHG, Sonesta, Wyndham, Radisson and TA. We may not have the funds necessary to make these investments, and such investments, if made, may not be sufficient to maintain or improve the financial results of our properties. Our management agreements and lease arrangements require us to maintain the applicable properties in a certain required condition. If we fail to maintain these properties in the required condition, the manager or tenant may terminate the applicable management or lease agreement and hold us liable for damages.
In addition, renovation projects at our properties may require taking rooms out of service or closing down properties during the renovations, which could reduce revenues at the affected properties. During 2018, we had 55 comparable hotels under renovation for all or part of the year and these hotels experienced a 2.1% decrease in RevPAR compared to the prior year, compared to a 0.9% increase in RevPAR compared to the prior year for those of our comparable hotels that were not under renovation during 2018.
We are limited in our ability to operate or manage our properties and are thus dependent on our managers and tenants.
Because federal income tax laws restrict REITs and their subsidiaries from operating or managing hotels or travel centers, we do not operate or manage our hotels or travel centers. Instead, we lease our travel centers to TA and its subsidiaries and lease our hotels to operating companies or to our subsidiaries that qualify as TRSs under the IRC. We have retained third party managers to operate and manage our hotels that are leased to our subsidiaries. Our income from our properties may be adversely affected if our managers or tenants fail to provide quality services and amenities to customers. While we monitor the performance of our managers and tenants and apply asset management strategies and discipline, we have limited recourse under our management agreements and leases if we believe that our managers or tenants are not performing adequately. Any failure by our managers or tenants to fully perform the duties agreed to in our management agreements and leases could adversely affect our results of operations. In addition, our managers and tenants operate, and in some cases own or have invested in, properties that compete with our properties, which may result in conflicts of interest and a reduction of our returns. As a result, our managers and tenants have made, and may in the future make, decisions regarding competing properties or our properties’ operations that may not be in our best interests.
We have a high concentration of properties with a limited number of operators.
TA leases all of our travel centers, which constituted approximately 33% of our total historical real estate investments as of February 26, 2019, and two of our hotel managers, IHG and Marriott, operate approximately 22% and 18%, respectively, of our total historical real estate investments as of February 26, 2019. If any of these operators were to fail to provide quality services and amenities or to maintain quality brands, our income from these properties may be adversely affected. Further, if we were required to replace any of our operators, we could experience significant disruptions in operations at the applicable properties, which could reduce our income and cash flows from, and the value of, those properties.
Increasing interest rates may adversely affect us.
Since the most recent U.S. recession, the Board of Governors of the U.S. Federal Reserve System, or the U.S. Federal Reserve, has taken actions which have resulted in low interest rates prevailing in the marketplace for a historically long period of time. Recently, there have been some modest signs of inflationary price movements, and the U.S. Federal Reserve has been raising the federal funds rate since December 2016. Previously, the U.S. Federal Reserve had indicated that it expected to raise the federal funds rate further in 2019, although it recently indicated that it may delay making those increases. Market interest rates may continue to increase. In addition, as noted in Item 7A of this Annual Report on Form 10-K, LIBOR is expected to be phased out in 2021. The interest rates under our revolving credit facility and term loans are based on LIBOR and future debt we may incur may also be based on LIBOR. An alternative interest rate index that may replace LIBOR may result in our paying increased interest. Interest rate increases may materially and negatively affect us in several ways, including:

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

•
Amounts outstanding under our revolving credit facility and term loans require interest to be paid at floating interest rates. When interest rates increase, our interest costs will increase, which could adversely affect our cash flows, our ability to pay principal and interest on our debt, our cost of refinancing our fixed rate debts when they become due and our ability to make or sustain distributions to our shareholders.

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

•	the market in which an acquired property is located may experience unexpected changes that adversely affect the property’s value;

•	the occupancy of and rents or returns from properties that we acquire may decline during our ownership;

•	property operating costs for our acquired properties may be higher than anticipated and our acquired properties may not yield expected returns;

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
To maintain our qualification for taxation as a REIT under the IRC, we are required to distribute at least 90% of our annual REIT taxable income (excluding capital gains). Accordingly, we may not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties or fund our acquisitions or development or redevelopment efforts. Our business strategies therefore depend, in part, upon our ability to raise additional capital at reasonable costs. The volatility in the availability of capital to businesses on a global basis in most debt and equity markets generally may limit our ability to raise reasonably priced capital. We may also be unable to raise reasonably priced capital because of reasons related to our business, market perceptions of our prospects, the terms of our indebtedness, the extent of our leverage or for reasons beyond our control, such as market conditions. Because the earnings we are permitted to retain are limited by the rules governing REIT qualification and taxation, if we are unable to raise reasonably priced capital, we may not be able to carry out our business plan.
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
Ownership of real estate is subject to environmental risks and liabilities.
Ownership of real estate is subject to risks associated with environmental hazards. Under various laws, owners as well as tenants and managers of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or manage and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose us to the possibility that we may become liable to government agencies or third parties for costs and damages they incur in connection with hazardous substances. The costs and damages that may arise from environmental hazards are difficult to assess and estimate for numerous reasons, including uncertainty about the extent of contamination, alternative treatment methods that may be applied, the location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it may take to remediate contamination. In addition, these laws also impose various requirements regarding the operation and maintenance of properties and recordkeeping and reporting requirements relating to environmental matters that require us or the operators of our properties to incur costs to comply with.

In addition, we believe that some of our properties may contain asbestos. We believe any asbestos on our properties is contained in accordance with applicable laws and regulations, and we have no current plans to remove it. If we remove the asbestos or renovate or demolish the affected properties, certain environmental regulations govern the manner in which the asbestos must be handled and removed, and we could incur substantial costs complying with such regulations.
Our travel centers include fueling areas, truck repair and maintenance facilities and vehicles and tanks for the storage of petroleum products and other hazardous substances, all of which create the potential for environmental contamination. As a result, TA regularly incurs environmental clean up costs. Under the leases that we entered with TA, TA agreed to indemnify us from all environmental liabilities arising at any travel centers during the term of the leases. Despite this indemnity, various federal and state laws impose environmental liabilities upon property owners, such as us, for any environmental damages arising at, or migrating from, properties they own and we cannot be sure that we will not be liable for environmental investigation and clean up at, or near, our properties. Moreover, TA may not have sufficient resources to pay its environmental liabilities and environmental indemnity to us. The negative impact on TA from economic downturns, volatility in the petroleum markets, industry challenges facing the trucking industry and TA’s business and other factors may make it more likely that TA will be unable to fulfill its indemnification obligations to us in the event that environmental claims arise at our travel centers. Any environmental liabilities for which we are responsible and not indemnified could adversely affect our financial condition and result in losses.
We may incur substantial liabilities and costs for environmental matters.
Ownership of real estate is subject to risks from adverse weather and climate events.
Severe weather may have an adverse effect on certain properties we own. Flooding caused by rising sea levels and severe weather events, including hurricanes, tornadoes and widespread fires, may have an adverse effect on properties we own and result in significant losses to us and interruption of our business. When major weather or climate-related events, such as hurricanes, floods and wildfires, occur near our hotels or travel centers, our manager or tenant may need to suspend operations of the impacted hotel or travel center until the event has ended and the property is then ready for operation. We or the operators of our properties may incur significant costs and losses as a result of these activities, both in terms of operating, preparing and repairing our hotels and travel centers in anticipation of, during and after a severe weather or climate-related event and in terms of potential lost business due to the interruption in operating our properties. Our insurance and our managers' and tenants' insurance may not adequately compensate us or them for these costs and losses.
Also, concerns about climate change have resulted in various treaties, laws and regulations that are intended to limit carbon emissions and address other environmental concerns. These and other laws may cause energy or other costs at our hotel and travel center properties to increase. Laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties, which could materially and adversely affect our financial condition or the financial condition of our tenants or managers and their ability to pay rent or returns to us and cause the value of our securities to decline.
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
RMR LLC and our hotel managers rely on information technology and systems, including the Internet, commercially available software and its internally developed applications, to process, transmit, store and safeguard information and to manage or support a variety of their business processes (including managing our building systems), including financial transactions and maintenance of records, which may include personal identifying information of employees, guests and tenants and lease data. If RMR LLC or any of our hotel managers experiences material security or other failures, inadequacies or interruptions of its information technology, it could incur material costs and losses and our operations could be disrupted as a result. Further, third party vendors could experience similar events with respect to their information technology and systems that impact the products and services they provide to RMR LLC, our hotel managers or us. RMR LLC and our hotel managers rely on commercially available systems, software, tools and monitoring, as well as their internally developed applications and internal procedures and personnel, to provide security for processing, transmitting, storing and safeguarding confidential guest, tenant, customer and vendor information, such as personally identifiable information related to their employees and others, including in our hotel managers’ case, guests, and information regarding their and our financial accounts. RMR LLC and each of our hotel managers takes various actions, and incurs significant costs, to maintain and protect the operation and security of its information technology and systems, including the data maintained in those systems. However, it is possible that these measures will not prevent the systems’ improper functioning or a compromise in security, such as in the event of a cyberattack or the improper disclosure of personally identifiable information.
Security breaches, computer viruses, attacks by hackers, online fraud schemes and similar breaches can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. For example, in June 2017, we and RMR LLC became aware that we and RMR LLC had been victim of criminal fraud in which a person pretending to be a representative of a seller in one of our property acquisition transactions provided fraudulent money wire instructions that caused money to be wire transferred to an account that was believed to be, but was not, the seller's account. Although RMR LLC reimbursed us and we did not incur any loss as a result, there may be a risk that similar fraudulent activities could be attempted against us, RMR LLC or others with respect to assets. The cybersecurity risks to RMR LLC, our hotel managers and third party vendors are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetrate illegal or fraudulent activities against RMR LLC or our hotel managers, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in RMR LLC’s, our hotel managers’ or other third parties’ information technology networks and systems or operations. Any failure to maintain the security, proper function and availability of RMR LLC’s or our hotels managers’ information technology and systems, or certain third party vendors’ failure to similarly protect their information technology and systems that are relevant to RMR LLC’s, our hotel managers’ or our operations, or to safeguard RMR LLC’s, our hotel managers’ or our business processes, assets and information could result in financial losses, interrupt RMR LLC’s or our hotel managers’ operations, damage RMR LLC’s or our hotel managers’ reputation, cause RMR LLC or our hotel managers to be in default of material contracts and subject RMR LLC or our hotel managers to liability claims or regulatory penalties, any of which could materially and adversely affect our business and the value of our securities.
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
We or our managers and tenants are responsible for the costs of insurance coverage for our properties, including for casualty, liability, fire, extended coverage and rental or business interruption loss insurance. In the future, we may acquire additional properties for which we are responsible for the costs of insurance. Losses of a catastrophic nature, such as those caused by hurricanes, flooding, volcanic eruptions and earthquakes, among other things, may be covered by insurance policies with limitations such as large deductibles or co-payments that we, our managers or a responsible tenant may not be able to pay. Insurance proceeds may not be adequate to restore an affected property to its condition prior to a loss or to compensate us for our losses, including the loss of future revenues from an affected property. Similarly, our other insurance, including our general liability insurance, may not provide adequate insurance to cover our losses. In addition, we do not have any insurance to limit losses that we may incur as a result of known or unknown environmental conditions.
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
The Financial Accounting Standards Board, or FASB, adopted new accounting rules that are effective for fiscal years ending after December 2018, which require companies to capitalize substantially all leases on their balance sheets by recognizing a lessee’s rights and obligations. Many companies that account for certain leases on an “off balance sheet” basis are now required to account for such leases “on balance sheet.” This change removes many of the differences in the way companies account for owned property and leased property and could have a material effect on various aspects of our tenants’ businesses, including the appearance of their credit quality and other factors they consider in deciding whether to own or lease properties. These rules could cause companies that lease properties to prefer shorter lease terms in an effort to reduce the leasing liability required to be recorded on their balance sheets or some companies may decide to prefer property ownership to leasing. Such decisions by our current or prospective tenants may adversely impact our business and the value of our securities.
Risks Related to Our Relationships with RMR Inc., RMR LLC, Sonesta and TA.
We are dependent upon RMR LLC to manage our business and implement our growth strategy.
We have no employees. Personnel and services that we require are provided to us by RMR LLC pursuant to our management agreements with RMR LLC. Our ability to achieve our business objectives depends on RMR LLC and its ability to effectively manage our properties, to appropriately identify and complete our acquisitions and dispositions and to execute our growth strategy. Accordingly, our business is dependent upon RMR LLC’s business contacts, its ability to successfully hire, train, supervise and manage its personnel and its ability to maintain its operating systems. If we lose the services provided by RMR LLC or its key personnel, our business and growth prospects may decline. We may be unable to duplicate the quality and depth of management available to us by becoming internally managed or by hiring another manager. In the event RMR LLC is unwilling or unable to continue to provide management services to us, our cost of obtaining substitute services may be greater than the fees we pay RMR LLC under our management agreements, and as a result our expenses may increase.
RMR LLC has broad discretion in operating our day to day business.
Our manager, RMR LLC, is authorized to follow broad operating and investment guidelines and, therefore, has discretion in identifying the properties that will be appropriate investments for us, as well as our individual operating and investment decisions. Our Board of Trustees periodically reviews our operating and investment guidelines and our operating activities and investments but it does not review or approve each decision made by RMR LLC on our behalf. In addition, in conducting periodic reviews, our Board of Trustees relies primarily on information provided to it by RMR LLC. RMR LLC may exercise its discretion in a manner that results in investment returns that are substantially below expectations or that results in losses.
Our management structure and agreements and relationships with RMR LLC and RMR LLC’s and its controlling shareholder's relationships with others may create conflicts of interest, or the perception of such conflicts, and may restrict our investment activities.

RMR LLC is a subsidiary of RMR Inc. One of our Managing Trustees, Adam D. Portnoy, is the sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. and is a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. Ethan Bornstein, our Senior Vice President, is the brother-in-law of Adam Portnoy. RMR LLC or its subsidiary also acts as the manager for four other Nasdaq listed REITs: OPI, which primarily owns office properties leased to single tenants and high credit quality tenants, including government tenants; ILPT, which owns industrial and logistics properties; SNH, which primarily owns healthcare, senior living properties and medical office buildings; and TRMT, which primarily originates and invests in first mortgage loans secured by middle market and transitional commercial real estate. RMR LLC also provides services to other publicly and privately owned companies, including: Five Star, which operates senior living communities; TA, our largest tenant, which operates and franchises travel centers and restaurants; and Sonesta, which managed 51 of our hotels as of December 31, 2018 and operates, manages and franchises hotels, resorts and cruise ships. A subsidiary of RMR LLC is an investment adviser to the RMR Real Estate Income Fund, or RIF, a closed end investment company listed on the NYSE American, which invests in securities of real estate companies that are not managed by RMR LLC.
John G. Murray, our other Managing Trustee and our President and Chief Executive Officer, Brian E. Donley, our Chief Financial Officer and Treasurer, and Ethan Bornstein, our Senior Vice President, are also officers and employees of RMR LLC. Mr. Murray is also the president and chief executive officer of ILPT and Mr. Donley is also the chief financial officer and treasurer of RIF. Messrs. Murray, Donley and Bornstein have duties to RMR LLC, and Mr. Murray has duties to ILPT and Mr. Donley has duties to RIF, as well as to us, and we do not have their undivided attention. They and other RMR LLC personnel may have conflicts in allocating their time and resources between us and RMR LLC and other companies to which RMR LLC or its subsidiaries provide services. Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR LLC or its subsidiaries provide management services.
In addition, we may in the future enter into additional transactions with RMR LLC, its affiliates, or entities managed by it or its subsidiaries. In addition to his investments in RMR Inc. and RMR LLC, Adam Portnoy holds equity investments in other companies to which RMR LLC or its subsidiaries provide management services and some of these companies have significant cross ownership interests, including, for example: as of December 31, 2018, Adam Portnoy beneficially owned, in aggregate, 1.1% of our outstanding common shares, 35.7% of Five Star’s outstanding common stock, 1.2% of ILPT's outstanding common shares, 1.5% of OPI’s outstanding common shares, 1.1% of SNH’s outstanding common shares, 2.2% of RIF’s outstanding common shares; and, through RMR LLC and its subsidiaries, 4.1% of TA’s outstanding common shares and 19.0% of TRMT’s outstanding common shares; and we owned 8.5% of TA’s outstanding common shares. Our executive officers may also own equity investments in other companies to which RMR LLC or its subsidiaries provide management services. These multiple responsibilities, relationships and cross ownerships could give rise to conflicts of interest or the perception of such conflicts of interest with respect to matters involving us, RMR Inc., RMR LLC, our Managing Trustees, the other companies to which RMR LLC or its subsidiaries provide management services and their related parties. Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.
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
Our management agreements were not negotiated on an arm’s length basis and their fee and expense structure may not create proper incentives for RMR LLC, which may increase the risk of an investment in our common shares.
As a result of our relationships with RMR LLC and its current and former controlling shareholder(s), our management agreements were not negotiated on an arm’s length basis between unrelated parties, and therefore the terms, including the fees payable to RMR LLC, may not be as favorable to us as they would have been if they were negotiated on an arm’s length basis between unrelated parties. Our property management fees are calculated based on rents we receive and construction supervision fees for construction at our properties overseen and managed by RMR LLC, and our base business management fee is calculated based upon the lower of the historical costs of our real estate investments and our market capitalization. We pay RMR LLC substantial base management fees regardless of our financial results. These fee arrangements could incentivize RMR LLC to pursue acquisitions, capital transactions, tenancies and construction projects or to avoid disposing of our assets in order to increase or maintain its management fees and might reduce RMR LLC’s incentive to devote its time and effort to seeking investments that provide attractive returns for us. If we do not effectively manage our investment, disposition and capital transactions and leasing, construction and other property management activities, we may pay increased management fees without proportional benefits to us. In addition, we are obligated under our management agreements to reimburse RMR LLC for employment and related expenses of RMR LLC’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR LLC’s centralized accounting personnel and our share of RMR LLC’s costs for providing our internal audit function. We are also required to pay for third party costs incurred with respect to us. Our obligation to reimburse RMR LLC for certain of its costs and to pay third party costs may reduce RMR LLC’s incentive to efficiently manage those costs, which may increase our costs.
The termination of our management agreements may require us to pay a substantial termination fee, including in the case of a termination for unsatisfactory performance, which may limit our ability to end our relationship with RMR LLC.
The terms of our management agreements with RMR LLC automatically extend on December 31st of each year so that such terms thereafter end on the 20th anniversary of the date of the extension. We have the right to terminate these agreements: (1) at any time on 60 days’ written notice for convenience, (2) immediately upon written notice for cause, as defined in the agreements, (3) on written notice given within 60 days after the end of any applicable calendar year for a performance reason, as defined in the agreements, and (4) by written notice during the 12 months following a manager change of control, as defined in the agreements. However, if we terminate a management agreement for convenience, or if RMR LLC terminates a management agreement with us for good reason, as defined in such agreement, we are obligated to pay RMR LLC a termination fee in an amount equal to the sum of the present values of the monthly future fees, as defined in the applicable agreement, payable to RMR LLC for the term that was remaining before such termination, which, depending on the time of termination, would be between 19 and 20 years. Additionally, if we terminate a management agreement for a performance reason, as defined in the agreement, we are obligated to pay RMR LLC the termination fee calculated as described above, but assuming a remaining term of 10 years. These provisions substantially increase the cost to us of terminating the management agreements without cause, which may limit our ability to end our relationship with RMR LLC as our manager. The payment of the termination fee could have a material adverse effect on our financial condition, including our ability to pay dividends to our shareholders.
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
TA is our former 100% owned subsidiary and our largest tenant, and we are TA’s largest shareholder and landlord. TA was created as a separate public company in 2007 as a result of its spin-off from us. Adam Portnoy, one of our Managing Trustees, serves as a managing director of TA and, through RMR LLC, beneficially owns 4.1% of TA’s outstanding common shares. Adam Portnoy is the controlling shareholder, managing director and chief executive officer of RMR Inc., the parent of RMR LLC, which provides management services to both us and TA. We recognized rental income of $302.3 million for the year ended December 31, 2018 under our TA leases.
Sonesta managed 51 of our hotels as of December 31, 2018. Sonesta is majority owned by Adam Portnoy. Sonesta’s chief executive officer and chief financial officer are officers of RMR LLC, and other officers and employees of Sonesta are former employees of RMR LLC. We realized returns of $78.1 million under our Sonesta agreement and incurred management, system and reservation fees payable to Sonesta of $34.8 million and procurement and construction supervision fees of $2.4 million for the year ended December 31, 2018.
The historical and continuing relationships which we, RMR LLC and Adam Portnoy have with TA and Sonesta could create, or appear to create, conflicts of interest with respect to matters involving us, the other companies to which RMR LLC or its subsidiaries provide management services and their related parties. As a result of these relationships, our agreements with TA and Sonesta were not negotiated on an arm’s length basis between unrelated parties, and therefore may not be as favorable to us as they would have been if they were negotiated on an arm’s length basis between unrelated parties.

Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.
We may not realize the expected benefits of our acquisition of an interest in RMR Inc.
In June 2015, we participated in a transaction with RMR Inc., RMR LLC, ABP Trust and three other REITs to which RMR LLC then provided management services in which, among other things, we acquired 5,019,121 shares of RMR Inc.’s class A common stock, ABP Trust acquired 1,490,000 of our common shares and we amended our management agreements with RMR LLC and extended them for continuing 20 year terms, or the Up-C Transaction. In December 2015, we distributed 2,515,344 of the shares of RMR Inc.’s class A common stock that we received in the Up-C Transaction pro rata to our shareholders. We believe the Up-C Transaction provided several benefits to us, including an attractive investment in the equity securities of RMR Inc., the further alignment of the interests of RMR LLC and Adam Portnoy with our interests and greater transparency for us and our shareholders into the compensation practices and financial and operating results of RMR LLC. However, our investment in RMR Inc. is subject to various risks, including the highly competitive nature of RMR LLC’s business, the limited public market for RMR Inc.’s securities and the super-voting common shares of RMR Inc. that provide Adam Portnoy with the ability to determine the outcome of all matters requiring RMR Inc. shareholder approval, among others, which may result in us not realizing the benefits we expect from the Up-C Transaction.
We are party to transactions with related parties that may increase the risk of allegations of conflicts of interest, and such allegations may impair our ability to realize the benefits we expect from these transactions.
We are party to transactions with related parties, including with entities controlled by Adam Portnoy or to which RMR LLC or its subsidiaries provide management services. Our agreements with related parties or in respect of transactions among related parties may not be on terms as favorable to us as they would have been if they had been negotiated among unrelated parties. We are subject to the risk that our shareholders or the shareholders of TA, RMR Inc. or other related parties may challenge any such related party transactions and the agreements entered into as part of them. If such a challenge were to be successful, we might not realize the benefits expected from the transactions being challenged. Moreover, any such challenge could result in substantial costs and a diversion of our management’s attention, could have a material adverse effect on our reputation, business and growth and could adversely affect our ability to realize the benefits expected from the transactions, whether or not the allegations have merit or are substantiated.
We may be at an increased risk for dissident shareholder activities due to perceived conflicts of interest arising from our management structure and relationships.
Companies with business dealings with related persons and entities may more often be the target of dissident shareholder trustee nominations, dissident shareholder proposals and shareholder litigation alleging conflicts of interest in their business dealings. Our relationships with RMR Inc., RMR LLC, TA, Sonesta, AIC, the other companies to which RMR LLC or its subsidiaries provide management services, Adam Portnoy and other related persons of RMR LLC may precipitate such activities. Certain proxy advisory firms which have significant influence over the voting by shareholders of public companies have, in the past, recommended, and in the future may recommend, that shareholders vote against the election of our incumbent Trustees, vote against our say on pay vote or other management proposals or vote for shareholder proposals that we oppose. These recommendations by proxy advisory firms have affected the outcomes of past Board of Trustees elections and votes on our say on pay, and similar recommendations in the future would likely affect the outcome of future Board of Trustees elections and votes on our say on pay, which may increase shareholder activism and litigation. These activities, if instituted against us, could result in substantial costs, and diversion of our management’s attention and could have a material adverse impact on our reputation and business.
We may experience losses from our business dealings with AIC.
We, ABP Trust, TA and four other companies to which RMR LLC provides management services each own 14.3% of AIC, and we have invested approximately $6.0 million in AIC. We and those other AIC shareholders participate in a combined property insurance program arranged and insured or reinsured in part by AIC and we periodically consider the possibilities for expanding our relationship with AIC to other types of insurance. Our principal reason for investing in AIC and for purchasing insurance in these programs is to seek to improve our financial results by obtaining improved insurance coverages at lower costs than may be otherwise available to us or by participating in any profits which we may realize as an owner of AIC. While we believe we have in the past benefitted from these arrangements, these beneficial financial results may not occur in the future, and we may need to invest additional capital in order to continue to pursue these results. AIC’s business involves the risks typical of an insurance business, including the risk that it may not operate profitably. Accordingly, financial benefits from our business dealings with AIC may not be achieved in the future, and we may experience losses from these dealings.
Risks Related to Our Organization and Structure
Ownership limitations and certain provisions in our declaration of trust, bylaws and agreements, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals.
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

•
the authority of our Board of Trustees to create and issue new classes or series of shares (including shares with voting rights and other rights and privileges that may deter a change in control) and issue additional common shares;

•
restrictions on business combinations between us and an interested shareholder that have not first been approved by our Board of Trustees (including a majority of Trustees not related to the interested shareholder); and

•	the authority of our Board of Trustees, without shareholder approval, to implement certain takeover defenses.
In addition, our shareholders agreement with respect to AIC provides that AIC and the other shareholders of AIC may have rights to acquire our interests in AIC in the event that anyone acquires more than 9.8% of our shares or we experience some other change in control.
Certain aspects of our business may prevent shareholders from accumulating a large stake in us, from nominating or serving as our Trustees, or from taking actions to otherwise control our business.
Certain of our properties include gambling operations. Applicable state laws require that any shareholder who owns or controls 5% or more of our securities or anyone who wishes to serve as one of our Trustees must be licensed or approved by the state regulators responsible for gambling operations. Similarly, as an owner of AIC, we are licensed and approved as an insurance holding company, and any shareholder who owns or controls 10% or more of our securities or anyone who wishes to solicit proxies for election of, or to serve as, one of our Trustees or for another proposal of business not approved by our Board of Trustees may be required to receive pre-clearance from the concerned insurance regulators. These approval and pre-approval procedures may discourage or prevent investors from purchasing our securities, from nominating persons to serve as our Trustees or from taking other actions.
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
Our declaration of trust and indemnification agreements require us to indemnify, to the maximum extent permitted by Maryland law, any present or former Trustee or officer who is made or threatened to be made a party to a proceeding by reason of his or her service in these and certain other capacities. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our shareholders may have more limited rights against our present and former Trustees and officers than might otherwise exist absent the provisions in our declaration of trust and indemnification agreements or that might exist with other companies, which could limit our shareholders' recourse in the event of actions not in their best interest.
Shareholder litigation against us or our Trustees, officers, manager, other agents or employees may be referred to mandatory arbitration proceedings, which follow different procedures than in-court litigation and may be more restrictive to shareholders asserting claims than in-court litigation.
Our shareholders agree, by virtue of becoming shareholders, that they are bound by our governing documents, including the arbitration provisions of our bylaws, as they may be amended from time to time. Our bylaws provide that certain actions by one or more of our shareholders against us or any of our Trustees, officers, manager, other agents or employees, other than disputes, or any portion thereof, regarding the meaning, interpretation or validity of any provision of our declaration of trust or bylaws, will be referred to mandatory, binding and final arbitration proceedings if we, or any other party to such dispute, including any of our Trustees, officers, manager, other agents or employees, unilaterally so demands. As a result, we and our shareholders would not be able to pursue litigation in state or federal court against us or our Trustees, officers, manager, other agents or employees, including, for example, claims alleging violations of federal securities laws or breach of fiduciary duties or similar director or officer duties under Maryland law, if we or any of our Trustees, officers, manager, other parties or employees against whom the claim is made unilaterally demands the matter be resolved by arbitration. Instead, our shareholders would be required to pursue such claims through binding and final arbitration.
Our bylaws provide that such arbitration proceedings would be conducted in accordance with the procedures of the Commercial Arbitration Rules of the American Arbitration Association, as modified in our bylaws. These procedures may provide materially more limited rights to our shareholders than litigation in a federal or state court. For example, arbitration in accordance with these procedures does not include the opportunity for a jury trial, document discovery is limited, arbitration hearings generally are not open to the public, there are no witness depositions in advance of arbitration hearings and arbitrators may have different qualifications or experiences than judges. In addition, although our bylaws’ arbitration provisions contemplate that arbitration may be brought in a representative capacity or on behalf of a class of our shareholders, the rules governing such representation or class arbitration may be different from, and less favorable to shareholders than, the rules governing representative or class action litigation in courts. Our bylaws also generally provide that each party to such an arbitration is required to bear its own costs in the arbitration, including attorneys’ fees, and that the arbitrators may not render an award that includes shifting of such costs or, in a derivative or class proceeding, award any portion of our award to any shareholder or such shareholder’s attorneys. The arbitration provisions of our bylaws may discourage our shareholders from bringing, and attorneys from agreeing to represent our shareholders wishing to bring, litigation against us or our Trustees, officers, manager, other agents or employees. Our agreements with TA, RMR LLC and Sonesta have similar arbitration provisions to those in our bylaws.

We believe that the arbitration provisions in our bylaws are enforceable under both state and federal law, including with respect to federal securities laws claims. We are a Maryland real estate investment trust and Maryland courts have upheld the enforceability of arbitration bylaws. In addition, the United States Supreme Court has repeatedly upheld agreements to arbitrate other federal statutory claims, including those that implicate important federal policies. However, some academics, legal practitioners and others are of the view that charter or bylaw provisions mandating arbitration are not enforceable with respect to federal securities laws claims. It is possible that the arbitration provisions of our bylaws may ultimately be determined to be unenforceable.
By agreeing to the arbitration provisions of our bylaws, shareholders will not be deemed to have waived compliance by us with federal securities laws and the rules and regulations thereunder.
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our Trustees, officers, manager, agents or employees.
Our bylaws currently provide that, unless the dispute has been referred to binding arbitration, the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim for breach of a fiduciary duty owed by any Trustee, officer, manager, agent or employee of ours to us or our shareholders; (3) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours arising pursuant to Maryland law, our declaration of trust or bylaws brought by or on behalf of a shareholder, either on his, her or its own behalf, on behalf of the Trust or on behalf of any series or class of shares of beneficial interest of the Trust or shareholders against the Trust or any Trustee, officer, manager, agent or employee of the Trust, including any disputes, claims or controversies relating to the meaning, interpretation, effect, validity, performance or enforcement of our declaration of trust or bylaws; or (4) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours that is governed by the internal affairs doctrine. Our bylaws currently also provide that the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for any dispute, or portion thereof, regarding the meaning, interpretation or validity of any provision of our declaration of trust or bylaws. The exclusive forum provision of our bylaws does not apply to any action for which the Circuit Court for Baltimore City, Maryland does not have jurisdiction or to a dispute that has been referred to binding arbitration in accordance with our bylaws. The exclusive forum provision of our bylaws does not establish exclusive jurisdiction in the Circuit Court for Baltimore City, Maryland for claims that arise under the Securities Act, the Exchange Act or other federal securities laws if there is exclusive or concurrent jurisdiction in the federal courts. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of beneficial interest shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. The arbitration and exclusive forum provisions of our bylaws may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our Trustees, officers, manager, agents or employees, which may discourage lawsuits against us and our Trustees, officers, manager, agents or employees.
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
Even if we remain qualified for taxation as a REIT under the IRC, we may face other tax liabilities that reduce our cash flow.
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
We lease most of our hotel properties to our TRSs pursuant to arrangements that, under the IRC, are intended to qualify the rents we receive from our TRSs as income that satisfies the REIT gross income tests. We also intend that our transactions with our TRSs be conducted on arm’s length bases so that we and our TRSs will not be subject to penalty taxes under the IRC applicable to mispriced transactions. While relief provisions can sometimes excuse REIT gross income test failures, significant penalty taxes may still be imposed.
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
The rules dealing with U.S. federal, state, and local taxation are constantly under review by persons involved in the legislative process and by the IRS, the U.S. Department of the Treasury, and other taxation authorities. Changes to the tax laws, with or without retroactive application, could materially and adversely affect us and our shareholders. We cannot predict how changes in the tax laws might affect us or our shareholders. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify or to remain qualified for taxation as a REIT or the tax consequences of such qualification.
In addition, December 2017 legislation made substantial changes to the IRC. Among those changes are a significant permanent reduction in the generally applicable corporate income tax rate and the modification of tax policies, credits and deductions for businesses and individuals. This legislation also imposes additional limitations on the deduction of net operating losses, which may in the future cause us to make additional distributions that will be taxable to our shareholders to the extent of our current or accumulated earnings and profits in order to comply with the REIT distribution requirements. The effect of these and other changes made in this legislation is still uncertain in many respects, both in terms of their direct effect on the taxation of an investment in our common shares and their indirect effect on the value of properties owned by us. Furthermore, many of the provisions of the new law will require additional guidance in order to assess their effect. It is also possible that there will be technical corrections legislation proposed with respect to the new law, the effect of which cannot be predicted and may be adverse to us or our shareholders.

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
We believe that one of the factors that investors consider important in deciding whether to buy or sell equity securities of a REIT is the distribution rate, considered as a percentage of the price of the equity securities, relative to market interest rates. Interest rates have been at historically low levels for an extended period of time. There is a general market perception that REIT shares outperform in low interest rate environments and underperform in rising interest rate environments when compared to the broader market. Recently, there have been some modest signs of inflationary price movements, and the U.S. Federal Reserve has been raising the federal funds rate since December 2016. Previously, the U.S. Federal Reserve had indicated that it expected to raise the federal funds rate further in 2019, although it recently indicated that it may delay making those increases. If market interest rates continue to increase, or if there continues to be market expectation of such increases, prospective purchasers of REIT equity securities may want to achieve a higher distribution rate. Thus, higher market interest rates, or the expectation of higher interest rates, could cause the value of our securities to decline.

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
We are the sole obligor on our outstanding senior unsecured notes, and our outstanding senior unsecured notes and any notes or other debt securities we may issue in the future, or, together with our outstanding senior unsecured notes, the Notes, and such Notes are not, and any Notes we may issue in the future may not be guaranteed by any of our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Notes, or to make any funds available therefor, whether by dividend, distribution, loan or other payments. The rights of holders of Notes to benefit from any of the assets of our subsidiaries are subject to the prior satisfaction of claims of our subsidiaries’ creditors and any preferred equity holders. As a result, the Notes are, and, except to the extent that future Notes are guaranteed by our subsidiaries, will be, structurally subordinated to all of the debt and other liabilities and obligations of our subsidiaries, including guarantees of other indebtedness of ours, payment obligations under lease agreements, trade payables and preferred equity. As of December 31, 2018, our subsidiaries had total indebtedness and other liabilities (excluding security and other deposits and guaranties) of less than $10.0 million.
The Notes are unsecured and effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.
The outstanding Notes are not secured and any Notes we may issue in the future may not be secured. Upon any distribution to our creditors in a bankruptcy, liquidation, reorganization or similar proceeding relating to us or our property, the holders of our secured debt will be entitled to exercise the remedies available to a secured lender under applicable law and pursuant to the instruments governing such debt and to be paid in full from the assets securing that secured debt before any payment may be made with respect to Notes that are not secured by those assets. In that event, because such Notes will not be secured by any of our assets, it is possible that there will be no assets from which claims of holders of such Notes can be satisfied or, if any assets remain, that the remaining assets will be insufficient to satisfy those claims in full. If the value of such remaining assets is less than the aggregate outstanding principal amount of such Notes and accrued interest and all future debt ranking equally with such Notes, we will be unable to fully satisfy our obligations under such Notes. In addition, if we fail to meet our payment or other obligations under our secured debt, the holders of that secured debt would be entitled to foreclose on our assets securing that secured debt and liquidate those assets. Accordingly, we may not have sufficient funds to pay amounts due on such Notes. As a result, noteholders may lose a portion or the entire value of their investment in such Notes. Further, the terms of the outstanding Notes permit, and the terms of any Notes we may issue in the future may permit us to incur additional secured indebtedness subject to compliance with certain debt ratios. The Notes that are not secured will be effectively subordinated to any such additional secured indebtedness. As of December 31, 2018, we had no secured mortgage debt.
There is no public market for the Notes, and one may not develop, be maintained or be liquid.
We have not applied for listing of the Notes on any securities exchange or for quotation on any automatic dealer quotation system, and we may not do so for Notes issued in the future. We can give no assurances concerning the liquidity of any market that may develop for the Notes, the ability of any holder to sell the Notes or the price at which holders would be able to sell the Notes. If a market for the Notes does not develop, holders may be unable to resell the Notes for an extended period of time, if at all. If a market for the Notes does develop, it may not continue or it may not be sufficiently liquid to allow holders to resell any of the Notes. Consequently, holders of the Notes may not be able to liquidate their investment readily, and lenders may not readily accept the Notes as collateral for loans.
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
The outstanding Notes are rated by two rating agencies and any Notes we may issue in the future may be rated by one or more rating agencies. These credit ratings are continually reviewed by rating agencies and may change at any time based upon, among other things, our results of operations and financial condition. Negative changes in the ratings assigned to our debt securities could have an adverse effect on the market price of the Notes and our cost and availability of capital, which could in turn have a material adverse effect on our results of operations and our ability to satisfy our debt service obligations.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
At December 31, 2018, we owned 326 hotels and 199 travel centers. The following table summarizes certain information about our properties as of December 31, 2018 (dollars in thousands).

	Hotels			Travel Centers			All Properties
	Number of Properties	Undepreciated Carrying Value	Depreciated Carrying Value	Number of Properties	Undepreciated Carrying Value	Depreciated Carrying Value	Total Number of Properties	Total Undepreciated Carrying Value	Total Depreciated Carrying Value
Location of Properties

United States
Alabama	6	$50,504	$36,812	4	$78,283	$50,736	10	$128,787	$87,548
Arkansas	—	—	—	4	95,884	55,567	4	95,884	55,567
Arizona	15	212,534	142,465	7	161,146	105,520	22	373,680	247,985
California	36	905,892	608,160	10	186,713	150,516	46	1,092,605	758,676
Colorado	6	148,573	118,414	3	43,169	26,444	9	191,742	144,858
Connecticut	1	5,048	3,562	3	35,694	16,659	4	40,742	20,221
Delaware	2	31,910	24,522	—	—	—	2	31,910	24,522
Florida	14	283,022	192,813	7	143,588	100,526	21	426,610	293,339
Georgia	23	456,718	335,079	8	120,770	82,147	31	577,488	417,226
Hawaii	1	87,255	48,314	—	—	—	1	87,255	48,314
Iowa	2	18,297	9,744	1	10,935	7,045	3	29,232	16,789
Idaho	—	—	—	1	16,288	11,439	1	16,288	11,439
Illinois	16	392,376	302,726	10	134,015	96,587	26	526,391	399,313
Indiana	3	32,915	17,580	8	113,424	88,507	11	146,339	106,087
Kansas	4	30,822	17,737	1	14,994	12,471	5	45,816	30,208
Kentucky	1	3,034	2,026	3	47,598	28,353	4	50,632	30,379
Louisiana	3	232,627	190,036	6	118,255	78,571	9	350,882	268,607
Massachusetts	14	328,545	228,997	—	—	—	14	328,545	228,997
Maryland	7	161,986	109,852	3	51,979	31,114	10	213,965	140,966
Michigan	12	99,747	69,740	4	50,546	37,912	16	150,293	107,652
Minnesota	5	124,931	107,557	—	—	—	5	124,931	107,557
Missouri	7	165,124	138,676	4	56,208	33,785	11	221,332	172,461
Mississippi	—	—	—	1	22,962	13,034	1	22,962	13,034
North Carolina	14	175,879	124,421	3	43,022	28,825	17	218,901	153,246
Nebraska	2	12,361	9,498	3	44,464	21,944	5	56,825	31,442
New Hampshire	—	—	—	1	6,742	4,597	1	6,742	4,597
New Jersey	15	303,188	212,744	3	98,306	66,358	18	401,494	279,102
New Mexico	2	27,102	15,345	6	99,041	52,262	8	126,143	67,607
Nevada	3	50,365	30,717	5	161,487	120,271	8	211,852	150,988
New York	5	121,169	73,228	5	42,556	31,574	10	163,725	104,802
Ohio	11	162,801	137,105	13	180,297	116,160	24	343,098	253,265
Oklahoma	3	32,732	22,133	3	30,268	21,104	6	63,000	43,237
Oregon	1	114,948	104,603	2	32,860	23,054	3	147,808	127,657
Pennsylvania	10	201,715	125,943	9	136,068	88,337	19	337,783	214,280
Rhode Island	2	27,384	20,330	—	—	—	2	27,384	20,330
South Carolina	3	75,843	46,236	4	77,477	60,221	7	153,320	106,457
Tennessee	9	154,873	91,047	6	88,384	64,716	15	243,257	155,763
Texas	36	519,255	316,378	15	363,465	226,918	51	882,720	543,296
Utah	3	68,495	36,474	2	19,470	10,544	5	87,965	47,018
Virginia	15	181,518	103,966	3	54,498	37,907	18	236,016	141,873
Vermont	1	14,440	12,371	—	—	—	1	14,440	12,371
Washington	8	195,997	154,494	2	8,024	4,474	10	204,021	158,968
Wisconsin	1	14,698	8,711	1	10,111	6,497	2	24,809	15,208
West Virginia	1	11,012	6,236	1	7,578	5,833	2	18,590	12,069
Wyoming	—	—	—	4	74,221	42,296	4	74,221	42,296
	323	6,237,635	4,356,792	179	3,080,790	2,060,825	502	9,318,425	6,417,617
Other
Ontario, Canada	2	49,438	32,239	—	—	—	2	49,438	32,239
Puerto Rico	1	155,110	99,733	—	—	—	1	155,110	99,733
	3	204,548	131,972	—	—	—	3	204,548	131,972

Total	326	6,442,183	4,488,764	179	3,080,790	2,060,825	505	9,522,973	6,549,589

	Hotels			Travel Centers			All Properties
	Number of Properties	Undepreciated Carrying Value	Depreciated Carrying Value	Number of Properties	Undepreciated Carrying Value	Depreciated Carrying Value	Total Number of Properties	Total Undepreciated Carrying Value	Total Depreciated Carrying Value
Location of Properties

Held For Sale
California	—	—	—	1	11,658	7,429	1	11,658	7,429
Indiana	—	—	—	3	44,694	31,456	3	44,694	31,456
Louisiana	—	—	—	1	10,481	5,215	1	10,481	5,215
Michigan	—	—	—	1	3,717	2,110	1	3,717	2,110
Minnesota	—	—	—	1	7,164	5,051	1	7,164	5,051
Missouri	—	—	—	1	7,714	4,301	1	7,714	4,301
New Jersey	—	—	—	1	15,832	9,845	1	15,832	9,845
New York	—	—	—	1	9,357	5,571	1	9,357	5,571
Ohio	—	—	—	1	12,109	8,237	1	12,109	8,237
Oklahoma	—	—	—	1	18,582	10,081	1	18,582	10,081
Oregon	—	—	—	1	9,764	6,069	1	9,764	6,069
Tennessee	—	—	—	2	23,031	16,677	2	23,031	16,677
Texas	—	—	—	3	36,777	21,170	3	36,777	21,170
Wisconsin	—	—	—	1	9,371	5,700	1	9,371	5,700
West Virginia	—	—	—	1	8,184	5,096	1	8,184	5,096
	—	—	—	20	228,435	144,008	20	228,435	144,008

Grand Total	326	$6,442,183	$4,488,764	199	$3,309,225	$2,204,833	525	$9,751,408	$6,693,597
At December 31, 2018, 14 of our hotels were on land we leased partially or entirely from unrelated third parties. The average remaining term of the ground leases (including renewal options) is approximately 38 years (range of 20 to 69 years). Ground rent payable under nine of the ground leases is generally calculated as a percentage of hotel revenues. Twelve (12) of the 14 ground leases require annual minimum rents averaging $260 per year; future rents under two ground leases have been prepaid. Pursuant to the terms of our management agreements and leases, payments of ground lease obligations are generally made by our hotel managers or tenants. However, if a hotel manager or tenant did not perform obligations under a ground lease or elected not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge, sale or transfer of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.
At December 31, 2018, 15 of our travel centers were on land we leased partially or entirely from unrelated third parties. The average remaining term of the ground leases (including renewal options) is approximately 11 years (range of 4 months to 32 years). Ground rent payable under the ground leases is generally a fixed amount, averaging $492 per year. Payments of these travel centers ground lease obligations are made by our tenants. However, if our tenants did not perform obligations under a ground lease or elected not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge, sale or transfer of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.
The aggregate depreciated carrying value of our properties subject to ground leases was as follows at December 31, 2018 (in thousands):

14 hotels (1)	$196,555
15 travel centers (2)	86,800
Total	$283,355
(1)Two of these hotels with a depreciated carrying value totaling $64,951 are partially on land we lease from unrelated third parties. The leased land is generally used for parking. We believe these two hotels would be operable without the leased land.
(2)Three of these travel centers with a depreciated carrying value totaling $34,040 are partially on land we lease from unrelated third parties. The leased land is generally used for additional parking or storm water runoff; however, certain building structures for one of these three travel centers are located on leased land. We believe these three travel centers would be operable without the leased land, although we would have to remove the part of the building structure that is located on the leased land and might replace that structure with a new building on land we own.
Item 3. Legal Proceedings

From time to time, we may become involved in litigation matters incidental to the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, we are currently not a party to any litigation which we expect to have a material adverse effect on our business.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares are traded on Nasdaq (symbol: HPT).
As of February 11, 2019, there were 483 shareholders of record of our common shares.

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Income Statement Data:
Revenues:
Hotel operating revenues	$1,960,958	$1,843,501	$1,733,103	$1,636,834	$1,476,919
Rental income	328,446	323,764	309,600	280,935	255,900
FF&E reserve income	5,132	4,670	4,508	4,135	3,503
Total revenues	2,294,536	2,171,935	2,047,211	1,921,904	1,736,322
Expenses:
Hotel operating expenses	1,392,355	1,279,547	1,202,538	1,143,981	1,035,138
Depreciation and amortization	403,077	386,659	357,342	329,776	315,878
General and administrative	104,862	125,402	99,105	109,837	45,897
Acquisition related costs	—	—	1,367	2,375	239
Total expenses	1,900,294	1,791,608	1,660,352	1,585,969	1,397,152
Gain on sale of real estate	—	9,348	—	11,015	130
Dividend income	2,754	2,504	2,001	2,640	—
Unrealized losses on equity securities	(16,737)	—	—	—	—
Interest income	1,528	798	274	44	77
Interest expense	(195,213)	(181,579)	(161,913)	(144,898)	(139,486)
Loss on distribution to common shareholders of The RMR Group Inc. common stock	—	—	—	(36,773)	—
Loss on early extinguishment of debt	(160)	(146)	(228)	—	(855)
Income before income taxes and equity in earnings of an investee	186,414	211,252	226,993	167,963	199,036
Income tax benefit (expense)	(1,195)	3,284	(4,020)	(1,566)	(1,945)
Equity in earnings of an investee	515	607	137	21	94
Net income	185,734	215,143	223,110	166,418	197,185
Preferred distributions	—	(1,435)	(20,664)	(20,664)	(20,664)
Excess of liquidation preference over carrying value of preferred shares redeemed	—	(9,893)	—	—	—
Net income available for common shareholders	$185,734	$203,815	$202,446	$145,754	$176,521
Common distributions paid (1)	$346,832	$340,084	$314,135	$299,967	$292,029
Weighted average common shares outstanding (basic)	164,229	164,146	156,062	150,709	149,652
Weighted average common shares outstanding (diluted)	164,258	164,175	156,088	151,002	149,817
Per Common Share Data:
Net income available for common shareholders (basic and diluted)	$1.13	$1.24	$1.30	$0.97	$1.18
Distributions paid per common share (1)	$2.11	$2.07	$2.03	$1.99	$1.95
Balance Sheet Data (as of December 31):
Real estate properties, gross	$9,522,973	$9,427,659	$8,723,389	$8,261,772	$7,656,193
Real estate properties, net	6,549,589	6,643,181	6,209,393	6,044,637	5,674,160
Total assets	7,177,079	7,150,385	6,634,228	6,394,797	5,967,127
Debt, net of discounts and certain issuance costs	4,172,587	4,001,048	3,163,807	3,274,673	2,823,178
Shareholders’ equity	2,597,431	2,755,422	3,129,389	2,812,082	2,990,153
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
Management agreements and leases. At December 31, 2018, we owned 326 hotels operated under eight agreements; 324 of these hotels are leased by us to our wholly owned TRSs and managed by hotel operating companies and two are leased to hotel operating companies. At December 31, 2018, our 199 owned travel centers are leased to TA under five agreements. In January 2019, we sold to TA 20 travel centers that we owned and leased to TA, and amended our existing leases with TA. For more information regarding these transactions, see Notes 5, 6 and 10 to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K and in the table and notes thereto on pages 70 through 73 below. Our consolidated statements of comprehensive income include operating revenues and expenses of our managed hotels and rental income from our leased hotels and travel centers.
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
Hotel operations. In 2018, the U.S. hotel industry generally realized increases in occupancy, average daily rate, or ADR, and RevPAR compared to 2017. During the year ended December 31, 2018, our 303 comparable hotels that we owned continuously since January 1, 2017 produced aggregate year over year increases in ADR and RevPAR below the industry generally and a decline in occupancy. We believe these results are, in part, due to the disruption and displacement at certain of our hotels undergoing renovations, increased competition from new hotel room supply in certain markets and decreased business activity in areas where some of our hotels are located. We expect to have fewer hotels undergoing renovations in 2019 compared to 2018.
For the year ended December 31, 2018 compared to the year ended December 31, 2017 for our 303 comparable hotels that we owned continuously since January 1, 2017: ADR increased 1.7% to $128.64; occupancy decreased 0.9 percentage points to 74.8%; and RevPAR increased 0.5% to $96.22.
For the year ended December 31, 2018 compared to the year ended December 31, 2017 for all our 326 hotels: ADR increased 1.7% to $129.80; occupancy decreased 1.8 percentage points to 73.3%; and RevPAR decreased 0.8% to $95.14.
Additional details of our hotel operating agreements are set forth in Notes 6 and 10 to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K and in the table and notes thereto on pages 70 through 73 below.

Results of Operations (dollar amounts in thousands, except share amounts)
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

	For the Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2018	2017
Revenues:
Hotel operating revenues	$1,960,958	$1,843,501	$117,457	6.4%
Rental income - hotels	26,137	30,491	(4,354)	(14.3)%
Rental income - travel centers	302,309	293,273	9,036	3.1%
Total rental income	328,446	323,764	4,682	1.4%
FF&E reserve income	5,132	4,670	462	9.9%

Expenses:
Hotel operating expenses	1,392,355	1,279,547	112,808	8.8%
Depreciation and amortization - hotels	255,759	242,829	12,930	5.3%
Depreciation and amortization - travel centers	147,318	143,830	3,488	2.4%
Total depreciation and amortization	403,077	386,659	16,418	4.2%
General and administrative	104,862	125,402	(20,540)	(16.4)%

Gain on sale of real estate	—	9,348	(9,348)	(100.0)%
Dividend income	2,754	2,504	250	10.0%
Unrealized losses on equity securities	(16,737)	—	(16,737)	n/m
Interest income	1,528	798	730	91.5%
Interest expense	(195,213)	(181,579)	(13,634)	7.5%
Loss on early extinguishment of debt	(160)	(146)	(14)	9.6%
Income before income taxes and equity earnings of an investee	186,414	211,252	(24,838)	(11.8)%
Income tax benefit (expense)	(1,195)	3,284	(4,479)	(136.4)%
Equity in earnings of an investee	515	607	(92)	(15.2)%
Net income	185,734	215,143	(29,409)	(13.7)%
Preferred distributions	—	(1,435)	1,435	(100.0)%
Excess of liquidation preference over carrying value of preferred shares redeemed	—	(9,893)	9,893	(100.0)%
Net income available for common shareholders	$185,734	$203,815	$(18,081)	(8.9)%

Weighted average shares outstanding (basic)	164,229	164,146	83	0.1%
Weighted average shares outstanding (diluted)	164,258	164,175	83	0.1%

Net income available for common shareholders per common share: basic and diluted	$1.13	$1.24	$(0.11)	(8.9)%
References to changes in the income and expense categories below relate to the comparison of consolidated results for the year ended December 31, 2018, compared to the year ended December 31, 2017.
Hotel operating revenues. The increase in hotel operating revenues is a result of our hotel acquisitions since January 1, 2017 ($84,486), increased revenues at certain of our managed hotels due to increases in ADR and higher occupancies ($56,340) and the conversion of one hotel from a leased to managed property during 2018 ($23,138), partially offset by decreased revenues at certain of our managed hotels primarily as a result of lower occupancies ($27,969), decreased revenues at certain managed hotels undergoing renovations during all or part of 2018 resulting primarily from lower occupancies ($9,738) and decreased revenues as a result of our hotel dispositions since January 1, 2017 ($8,800). Additional operating statistics of our hotels are included in the table on page 74.

Rental income - hotels. The decrease in rental income - hotels is primarily the result of the conversion of one hotel from a leased to managed property during 2018 ($4,920), partially offset by contractual rent increases under certain of our hotel leases and increases in the minimum rents due to us as we funded improvements at certain of our leased hotels since January 1, 2017 ($419) and an increase in percentage rent earned ($147). Rental income for 2018 and 2017 includes $382 and $412, respectively, of adjustments to record rent on a straight line basis. Rental income for 2018 includes $147 of percentage rental income. No percentage rent was earned under our hotel leases in 2017.
Rental income - travel centers. The increase in rental income - travel centers is a result of increases in the minimum rents due to us for improvements we purchased at certain of our travel centers since January 1, 2017 ($6,641), an increase in percentage rent earned ($1,442), our travel center acquisitions since January 1, 2017 ($792) and an increase in straight line rent adjustments under our TA leases ($161). Rental income - travel centers for 2018 and 2017 includes $12,127 and $11,966, respectively, of adjustments necessary to record scheduled rent increases under our TA leases, the deferred rent obligations payable to us under our TA leases and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks on a straight line basis. Rental income for 2018 and 2017 includes $3,548 and $2,106, respectively, of percentage rental income.
FF&E Reserve income. FF&E reserve income represents amounts paid by certain of our hotel tenants into restricted accounts owned by us to accumulate funds for future capital expenditures. The terms of our hotel leases require these amounts to be calculated as a percentage of total sales at our hotels. We do not report the amounts, if any, which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income. The increase in FF&E reserve income is the result of increased sales at certain of our leased hotels in 2018.
Hotel operating expenses. The increase in hotel operating expenses is a result of our hotel acquisitions since January 1, 2017 ($73,728), an increase in wage and benefit costs, sales and marketing expenses and other operating costs at certain of our managed hotels resulting primarily from higher occupancies and general expense increases ($36,023), the conversion of one hotel from a leased to managed property during 2018 ($23,389) and an increase in real estate taxes at certain of our hotels ($4,882), partially offset by a decrease in the amount of guaranty and security deposit replenishment under certain of our hotel operating agreements ($14,676), our hotel dispositions since January 1, 2017 ($7,792), operating expense decreases at certain managed hotels undergoing renovations during all or part of 2018 resulting primarily from lower occupancies ($1,850), and an increase in the amount of guaranty and security deposit utilization under certain of our hotel operating agreements ($896). Certain guarantees and security deposits which have been applied to past payment deficits may be replenished from a share of subsequent cash flows from the applicable hotel operations pursuant to the terms of the respective operating agreements. When our guarantees and our security deposits are replenished by cash flows from hotel operations, we reflect such replenishments in our consolidated statements of comprehensive income as an increase to hotel operating expenses. Hotel operating expenses were increased by $10,743 and $25,419 in 2018 and 2017, respectively, as a result of such replenishments. When our guarantees and security deposits are utilized to cover shortfalls of hotels' cash flows from the minimum payments due to us, we reflect such utilizations in our consolidated statements of comprehensive income as a decrease to hotel operating expenses. Hotel operating expenses were decreased by $5,569 and $4,673 in 2018 and 2017, respectively, as a result of such utilization.
Depreciation and amortization - hotels. The increase in depreciation and amortization - hotels is a result of the depreciation and amortization of improvements acquired with funds from our FF&E reserves or directly funded by us since January 1, 2017 ($18,161) and our hotel acquisitions since January 1, 2017 ($10,187), partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2017 ($15,418).
Depreciation and amortization - travel centers. The increase in depreciation and amortization - travel centers is a result of the depreciation and amortization of travel center improvements we purchased since January 1, 2017 ($5,315) and our travel center acquisitions since January 1, 2017 ($334), partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2017 ($2,161).
General and administrative. The decrease in general and administrative costs is primarily due to a decrease in business management fees as a result of lower incentive fees in 2018.
Gain on sale of real estate. We recorded a $9,348 gain on sale of real estate in 2017 in connection with the sales of three hotels.
Dividend income. Dividend income represents the dividends we received from our investment in RMR Inc.

Unrealized losses on equity securities. Unrealized losses on equity securities represent the adjustment required to adjust the carrying value of our investments in RMR Inc. and TA common shares to their fair value as of December 31, 2018 in accordance with new GAAP standards effective January 1, 2018.
Interest income. The increase in interest income is due to higher average cash and restricted cash balances and interest rates during 2018.
Interest expense. The increase in interest expense is due to higher average outstanding borrowings, partially offset by a lower weighted average interest rate in 2018.
Loss on early extinguishment of debt. We recorded a loss of $160 on early extinguishment of debt in 2018 in connection with the amendment of our revolving credit facility and term loan. We recorded a loss of $146 on early extinguishment of debt in 2017 in connection with the redemption of certain senior unsecured notes.
Income tax benefit (expense). The change from an income tax benefit in 2017 to income tax expense in 2018 is due primarily to a $5,431 tax benefit realized in 2017 related to new federal tax legislation referred to as the Tax Cuts and Jobs Act, or the Tax Act.
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
Net income and net income available for common shareholders. Our net income, net income available for common shareholders and net income available for common shareholders per common share (basic and diluted) each decreased in 2018 compared to 2017 primarily due to the revenue and expense changes discussed above.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	For the Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2017	2016
Revenues:
Hotel operating revenues	$1,843,501	$1,733,103	$110,398	6.4%
Rental income—hotels	30,491	30,425	66	0.2%
Rental income—travel centers	293,273	279,175	14,098	5.0%
Total rental income	323,764	309,600	14,164	4.6%
FF&E reserve income	4,670	4,508	162	3.6%

Expenses:
Hotel operating expenses	1,279,547	1,202,538	77,009	6.4%
Depreciation and amortization—hotels	242,829	224,335	18,494	8.2%
Depreciation and amortization—travel centers	143,830	133,007	10,823	8.1%
Total depreciation and amortization	386,659	357,342	29,317	8.2%
General and administrative	125,402	99,105	26,297	26.5%
Acquisition related costs	—	1,367	(1,367)	(100.0)%

Gain on sale of real estate	9,348	—	9,348	n/m
Dividend income	2,504	2,001	503	25.1%
Interest income	798	274	524	191.2%
Interest expense	(181,579)	(161,913)	(19,666)	12.1%
Loss on early extinguishment of debt	(146)	(228)	82	(36.0)%
Income before income taxes and equity in earnings of an investee	211,252	226,993	(15,741)	(6.9)%
Income tax benefit (expense)	3,284	(4,020)	7,304	(181.7)%
Equity in earnings of an investee	607	137	470	343.1%
Net income	215,143	223,110	(7,967)	(3.6)%
Preferred distributions	(1,435)	(20,664)	19,229	(93.1)%
Excess of liquidation preference over carrying value of preferred shares redeemed	$(9,893)	$—	(9,893)	n/m
Net income available for common shareholders	$203,815	$202,446	$1,369	0.7%

Weighted average shares outstanding (basic)	164,146	156,062	8,084	5.2%
Weighted average shares outstanding (diluted)	164,175	156,088	8,087	5.2%

Net income available for common shareholders per common share: (basic and diluted)	$1.24	$1.30	$(0.06)	(4.6)%
References to changes in the income and expense categories below relate to the comparison of consolidated results for the year ended December 31, 2017, compared to the year ended December 31, 2016.
Hotel operating revenues. The increase in hotel operating revenues is a result of our hotel acquisitions since January 1, 2016 ($100,967) and increased revenues at certain of our managed hotels due to increases in ADR and higher occupancies and general price increases ($48,404), partially offset by decreased revenues at certain of our managed hotels primarily as a result of lower occupancies ($24,469), decreased revenues at certain managed hotels undergoing renovations during all or part of 2017 resulting primarily from lower occupancies ($10,919) and decreased revenues as a result of our hotel dispositions since January 1, 2016 ($3,585). Additional operating statistics of our hotels are included in the table on page 74.
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
Hotel operating expenses. The increase in hotel operating expenses is a result of our hotel acquisitions since January 1, 2016 ($85,843) and an increase in wage and benefit costs, sales and marketing expenses and other operating costs at certain of our managed hotels resulting primarily from higher occupancies ($9,364), partially offset by a decrease in the amount of guaranty and security deposit replenishments under certain of our hotel operating agreements ($8,729), operating expense decreases at certain managed hotels undergoing renovations during all or part of 2017 resulting primarily from lower occupancies ($4,572), our hotel dispositions since January 1, 2016 ($3,142) and an increase in the amount of guaranty and security deposit utilization under certain of our hotel operating agreements ($1,755). Hotel operating expenses were increased by $25,419 and $34,148 in 2017 and 2016, respectively, as a result of such replenishment of security deposits and guarantees under certain of our management agreements. Hotel operating expenses decreased by $4,673 and $2,918 in 2017 and 2016, respectively, as a result of utilizing our guarantees and security deposits to cover shortfalls of hotel cash flows from the minimum payments due to us.
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
General and administrative. The increase in general and administrative costs is primarily due to an increase in business management fees as a result of higher incentive fees in 2017.
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
Interest income. The increase in interest income is due to higher average cash and restricted cash balances and interest rates during 2017.
Interest expense. The increase in interest expense is due to higher average outstanding borrowings, partially offset by a lower weighted average interest rate in 2017.
Loss on early extinguishment of debt. We recorded a loss on early extinguishment of debt of $146 and $228 in 2017 and 2016, respectively, in connection with our redemption of certain senior unsecured notes.
Income tax benefit (expense). The change from income tax expense in 2016 to an income tax benefit in 2017 is due primarily to a $5,431 tax benefit realized in 2017 related to the Tax Act.

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
As of December 31, 2018, 325 of our hotels (including one leased hotel) are included in seven combination portfolio agreements and one of our hotels is not included in a portfolio; and all 326 hotels were managed by or leased to hotel operating companies. All of our travel centers are leased under five portfolio agreements. All costs of operating and maintaining our properties are paid by the hotel managers as agents for us or by our tenants for their own account. Our hotel managers and tenants derive their funding for property operating expenses and for returns and rents due to us generally from property operating revenues and, to the extent that these parties themselves fund our minimum returns and rents, from their separate resources. Our hotel managers and tenants include Marriott, IHG, Sonesta, Wyndham, Hyatt and Radisson. Our travel centers are leased to TA.
We define coverage for each of our hotel management agreements or leases as total property level revenues minus all property level expenses and FF&E reserve escrows which are not subordinated to the minimum returns or rents due to us divided by the minimum returns or rents due to us. More detail regarding coverage, guarantees and other features of our hotel operating agreements is presented in the tables and related notes on pages 70 through 73. For the year ended December 31, 2018, two of our eight hotel operating agreements, representing 18% of our total annual minimum returns and minimum rents, generated coverage of less than 1.0x (0.66x and 0.67x, respectively).
We define coverage for our travel center leases as property level revenues minus all property level expenses divided by the minimum rents due to us. For the year ended December 31, 2018, the operating results from our 199 properties in our five travel center leases generated combined coverage of 1.63x. Because a large percentage of TA’s business is conducted at properties leased from us, property level rent coverage may not be an appropriate way to evaluate TA’s ability to pay rents due to us. We believe property level rent coverage is nonetheless one useful indicator of the performance and value of our properties as we believe it is what an operator interested to acquire these properties or the leaseholds might use to evaluate the contribution of these properties to their earnings before corporate level expenses.
Three hundred ninety-nine (399) of our properties, representing 74% of our aggregate annual minimum returns and rents as of December 31, 2018, are operated under 10 management arrangements or leases which are subject to full or limited guarantees or are secured by a security deposit which we control. These guarantees may provide us with continued payments if the property level cash flows fail to equal or exceed guaranteed amounts due to us. Some of our managers and tenants, or their affiliates, may also supplement cash flows from our properties in order to make payments to us and preserve their rights to continue operating our properties even if they are not required to do so by guarantees or security deposits. Guarantee payments, security deposit applications or supplemental payments to us, if any, made under any of our management agreements or leases do not subject us to repayment obligations, but, under some of our agreements, the manager or tenant may recover these guarantee or supplemental payments and the security deposits may be replenished from subsequent cash flows from our properties after our future minimum returns and rents are paid.
When cash flows from our hotels under certain of our agreements are less than the minimum returns or rents contractually due to us, we have utilized the applicable security features in our agreements to cover some of these shortfalls. However, several of the guarantees and all the security deposits we hold are for limited amounts, are for limited durations and may be exhausted or expire, especially if our hotel renovation and rebranding activities do not result in improved operating results at these hotels. Accordingly, the effectiveness of our various security features to provide uninterrupted payments to us is not assured. If any of our hotel managers, tenants or guarantors default in their payment obligations to us, our cash flows will decline and we may become unable to continue to pay distributions to our shareholders or the amount of the distributions may decline. In particular, Wyndham's guarantee of the minimum returns due from our hotels which are managed by Wyndham was depleted during 2017 and remained depleted as of December 31, 2018. The Wyndham agreement provides that if the hotel cash flows available after payment of hotel operating expenses are less than the minimum returns due to us and the guaranty has been depleted, to avoid default Wyndham is required to pay us the greater of the available hotel cash flows after payment of hotel operating expenses and 85% of the contractual amount due. During the year ended December 31, 2018, Wyndham paid 85% of the minimum returns due under the management agreement, which payments were an aggregate of $4,142 less than the minimum returns due for the year. During January and February 2019, Wyndham continued to pay 85% of the minimum returns due under the management agreement, which payments were an aggregate of $695 less than the minimum returns due for these months. We cannot be sure as to whether Wyndham will continue to pay at least the greater of available hotel cash flows after payment of hotel operating expenses and 85% of the minimum returns due to us or if Wyndham will default on its payments.

Marriott has notified us that they will not renew the lease for the Kauai Marriott under our Marriott No. 5 agreement, which expires December 31, 2019. We are in negotiations with Marriott regarding this hotel, but we can provide no assurance that we and Marriott will reach an agreement regarding the Kauai Marriott or what its terms may be. If we and Marriott are unable to reach an agreement, we will evaluate alternatives for this hotel, which may include rebranding or selling the Kauai Marriott.
Our Operating Liquidity and Capital Resources
Our principal sources of funds to meet operating and capital expenses, debt service obligations and distributions to our shareholders are minimum returns from our managed hotels, minimum rents from our leased hotels and travel centers and borrowings under our revolving credit facility. We receive minimum returns and rents from our managers and tenants monthly. We may receive additional returns, percentage rents and our share of the operating profits of our managed hotels after payment of management fees and other deductions, if any, either monthly or quarterly, and these amounts are usually subject to annual reconciliations. We believe that these sources of funds will be sufficient to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders for the next twelve months and for the foreseeable future thereafter. However, as a result of economic conditions or otherwise, our managers and tenants may become unable or unwilling to pay minimum returns and rents to us when due, and, as a result, our cash flows and net income would decline and we may need to reduce the amount of, or even eliminate, our distributions to common shareholders.
Changes in our cash flows for the year ended December 31, 2018 compared to the year ended December 31, 2017 were as follows: (1) cash flows provided by operating activities decreased from $628,495 in 2017 to $596,953 in 2018; (2) cash used in investing activities decreased from $795,108 in 2017 to $427,742 in 2018; and (3) cash flows from financing activities changed from $192,757 of cash provided by financing activities in 2017 to $190,704 of cash used in financing activities in 2018.
The decrease in cash flows provided by operating activities for the year ended December 31, 2018 as compared to the prior year is due primarily to an increase in incentive business management fees paid to RMR LLC in 2018 with respect to 2017, a decrease in security deposits received or replenished in 2018 and higher interest payments in 2018, partially offset by an increase in the minimum returns and rents paid to us as a result of our acquisitions and funding of improvements to our hotels and travel centers since January 1, 2017. The decrease in cash used in investing activities for the year ended December 31, 2018 as compared to the prior year is primarily due to our lower real estate acquisition activity in 2018, partially offset by an increase in our capital improvement fundings and hotel managers' purchases with FF&E reserves in 2018. The change from cash flows provided by financing activities in 2017 to cash used in financing activities in 2018 is primarily due to our net repayment of amounts under our revolving credit facility in 2018 compared to net borrowings in 2017, partially offset by the redemption of our 7.125% Series D cumulative redeemable preferred shares in 2017 and lower proceeds from the issuance of senior unsecured notes in 2018 compared to 2017.
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
Our Investment and Financing Liquidity and Capital Resources
Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the year ended December 31, 2018, our hotel managers and tenants deposited $93,777, including $18,000 of insurance proceeds, to these accounts and spent $135,177 from the FF&E reserve escrow accounts to renovate and refurbish our hotels. As of December 31, 2018, there was $50,037 on deposit in these escrow accounts, which was held directly by us and is reflected in our consolidated balance sheets as restricted cash.
Our hotel operating agreements generally provide that, if necessary, we may provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. To the extent we make such additional fundings, our annual minimum returns or rents generally increase by a percentage of the amount we fund. During the year ended December 31, 2018, we funded $142,959 for capital improvements in excess of FF&E reserve fundings available from hotel operations to our hotels as follows:

•
During the year ended December 31, 2018, we funded $9,050 for capital improvements to certain hotels under our Marriott No. 1 agreement using cash on hand and borrowings under our revolving credit facility. We currently expect to fund approximately $17,000 for capital improvements under this agreement during 2019 using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the contractual minimum returns payable to us increase.

•
During the year ended December 31, 2018, we funded $9,030 for capital improvements to certain hotels under our Marriott No. 234 agreement using cash on hand and borrowings under our revolving credit facility. We currently expect to fund approximately $45,000 for capital improvements under this agreement during 2019 using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the contractual minimum returns payable to us increase.

•
During the year ended December 31, 2018, we funded $39,668 for capital improvements to certain hotels under our IHG agreement using cash on hand and borrowings under our revolving credit facility. We currently expect to fund approximately $61,000 for capital improvements under this agreement during 2019 using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the contractual minimum returns payable to us increase.

•
Our Sonesta agreement does not require FF&E escrow deposits. Under our Sonesta agreement, we are required to fund capital expenditures made at our hotels. During the year ended December 31, 2018, we funded $82,329 for capital improvements to certain hotels included in our Sonesta agreement using cash on hand and borrowings under our revolving credit facility. We currently expect to fund approximately $100,000 during 2019 and $33,000 during 2020 for capital improvements under this agreement using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the contractual minimum returns payable to us increase to the extent amounts funded exceed threshold amounts, as defined in our Sonesta agreement.

•
Our Wyndham agreement requires FF&E escrow deposits only if there are excess cash flows after payment of our minimum returns. No FF&E escrow deposits were required during the year ended December 31, 2018. During the year ended December 31, 2018, we funded $2,882 for capital improvements to certain hotels included in our Wyndham agreement using cash on hand and borrowings under our revolving credit facility. We currently expect to fund approximately $15,000 for capital improvements under this agreement during 2019 using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the contractual minimum returns payable to us increase.

•
Pursuant to an agreement we entered into with Radisson in June 2017, we have agreed to fund up to $35,000 for renovation costs at certain hotels under our Radisson agreement. We did not fund any renovation costs to hotels under our Radisson agreement during the year ended December 31, 2018. We currently expect to fund approximately $22,000 during 2019 and $6,000 during 2020 for these renovations using cash on hand or borrowings under our revolving credit facility. As we fund these excess renovation costs, the contractual minimum returns payable to us will increase.

Our travel center leases with TA do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components. Under all of our TA leases, TA may request that we purchase qualifying capital improvements to the leased facilities in return for minimum rent increases. We funded $56,346 for purchases of capital improvements under these lease provisions during the year ended December 31, 2018. We currently expect to fund approximately $30,000 for the purchase of capital improvements under these agreements during 2019 using cash on hand or borrowings under our revolving credit facility. TA is not obligated to request and we are not obligated to purchase any such improvements.
On February 2, 2018, we issued $400,000 principal amount of 4.375% senior notes due 2030 in an underwritten public offering. Net proceeds from this offering were $386,400 after discounts and expenses and were used to repay amounts outstanding under our revolving credit facility and for general business purposes.
On February 22, 2018, we paid a regular quarterly distribution to common shareholders of record on January 29, 2018 of $0.52 per share, or $85,460. On May 17, 2018, we paid a regular quarterly distribution to common shareholders of record on April 30, 2018 of $0.53 per share, or $87,105. On August 16, 2018, we paid a regular quarterly distribution to common shareholders of record on July 30, 2018 of $0.53 per share, or $87,113. On November 15, 2018, we paid a regular quarterly distribution to common shareholders of record on October 29, 2018 of $0.53 per share, or $87,154. On January 18, 2019, we declared a regular quarterly distribution to common shareholders of record on January 28, 2019 of $0.53 per share, or $87,154. We paid this distribution on February 21, 2019. We funded these distributions using cash on hand and borrowings under our revolving credit facility.
On June 15, 2018, we acquired the 360 room Radisson Blu® hotel in Minneapolis, MN for a purchase price of $75,000, excluding capitalized acquisition costs of $576, using cash on hand and borrowings under our revolving credit facility.

Also on June 15, 2018, we acquired the 117 suite Staybridge Suites® hotel at Louisiana State University in Baton Rouge, LA for a purchase price of $15,750, excluding capitalized acquisition costs of $272, using cash on hand and borrowings under our revolving credit facility.
On October 30, 2018, we acquired a hotel with 164 suites in Scottsdale, AZ for a purchase price of $35,885, excluding acquisition related costs of $114, using cash on hand and borrowings under our revolving credit facility.
In January 2019, in a series of transactions, we sold 20 travel centers in 15 states to TA for $308,200. We used a portion of the proceeds from these sales to repay borrowings under our revolving credit facility and for general business purposes, including hotel acquisitions.
On February 22, 2019, we acquired the 335 room Hotel Palomar in Washington, D.C. for a purchase price of $141,450, excluding acquisition related costs, using proceeds from our sale of the travel centers described above.
In order to fund acquisitions and to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $1,000,000 revolving credit facility. On May 10, 2018, we amended and restated our credit agreement. As a result of the amendment, the interest rate payable on borrowings under our revolving credit facility was reduced from a rate of LIBOR plus a premium of 110 basis points per annum to a rate of LIBOR plus a premium of 100 basis points per annum, and the facility fee remained unchanged at 20 basis points per annum on the total amount of lending commitments under this facility. The interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. Also as a result of the amendment, the stated maturity date of this facility was extended from July 15, 2018 to July 15, 2022, and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to further extend the maturity date of this facility for two additional six month periods. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of December 31, 2018, the annual interest rate payable on borrowings under our revolving credit facility was 3.42%. As of December 31, 2018 and February 26, 2019, we had $177,000 and $161,000, respectively, outstanding and $823,000 and $839,000, respectively, available to borrow under our revolving credit facility.
Our revolving credit facility is governed by a credit agreement with a syndicate of institutional lenders, which also governs our $400,000 term loan. As a result of the amendment to our credit agreement, the interest rate payable on borrowings under our term loan was reduced from a rate of LIBOR plus a premium of 120 basis points per annum to a rate of LIBOR plus a premium of 110 basis points per annum, subject to adjustment based upon changes to our credit ratings. Also as a result of the amendment, the stated maturity date of the term loan was extended from April 15, 2019 to July 15, 2023. Our term loan is prepayable without penalty at any time. As of December 31, 2018, the annual interest rate for the amount outstanding under our term loan was 3.45%.
Our credit agreement also includes a feature under which the maximum borrowing availability may be increased to up to $2,300,000 on a combined basis in certain circumstances.
Our term debt maturities (other than our revolving credit facility and term loan) as of December 31, 2018 were as follows: $400,000 in 2021, $500,000 in 2022, $500,000 in 2023, $350,000 in 2024, $350,000 in 2025, $350,000 in 2026, $400,000 in 2027, $400,000 in 2028 and $400,000 in 2030.
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
As of December 31, 2018, our contractual obligations were as follows (dollars in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$4,227,000	$—	$400,000	$1,577,000	$2,250,000
Ground lease obligations (1)	114,191	12,190	21,267	12,153	68,581
Security deposits (2)	132,816	—	—	—	132,816
Capital improvements (3)	329,000	290,000	39,000	—	—
Projected interest expense (4)	1,184,524	189,918	371,337	291,419	331,850
Business management incentive fee expense (5)	53,635	53,635	—	—	—
Total	$6,041,166	$545,743	$831,604	$1,880,572	$2,783,247
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

(2)
Represents the security deposit balance as of December 31, 2018. We may draw upon security deposits to cover any rent or return shortfalls thereby decreasing the potential obligation to repay some of these deposits.

(3)	Represents amounts we expect to fund for capital improvements to our hotels in excess of amounts available in FF&E reserves and to our travel centers as of December 31, 2018.

(4)
Projected interest expense is interest attributable to only debt obligations listed above at existing rates as of December 31, 2018 and is not intended to project future interest costs which may result from debt prepayments, additional borrowings under our revolving credit facility, new debt issuances or changes in interest rates.

(5)	Represents business management incentive fees due to RMR LLC under our business management agreement for 2018. This fee was paid to RMR LLC in January 2019.
Off Balance Sheet Arrangements
As of December 31, 2018, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants

Our debt obligations at December 31, 2018 consisted of outstanding borrowings under our $1,000,000 revolving credit facility, our $400,000 term loan and $3,650,000 of publicly issued term debt. Our publicly issued term debt is governed by our indentures and related supplements. These indentures and related supplements and our credit agreement contain a number of covenants which generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, and require us to maintain various financial ratios and our credit agreement restricts our ability to make distributions under certain circumstances. Our credit agreement and our indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business manager. As of December 31, 2018, we believe we were in compliance with all of the covenants under our indentures and their supplements and our credit agreement.
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
Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business and property management agreements with RMR LLC; RMR Inc. is the managing member of RMR LLC; Adam D. Portnoy, one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., and he is also a managing director and the president and chief executive officer of RMR Inc. and an executive officer and employee of RMR LLC; John G. Murray, our other Managing Trustee and our President and Chief Executive Officer, and each of our other officers is also an officer of RMR LLC; and we own shares of class A common stock of RMR Inc. We have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services and some of which may have trustees, directors or officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc., including: TA, which is our former subsidiary and largest tenant and of which we are the largest shareholder; Sonesta, which is one of our hotel managers and is owned in part by Adam Portnoy; and AIC, of which we, ABP Trust, TA and four other companies to which RMR LLC provides management services each own 14.3% and which arranges and insures or reinsures in part a combined property insurance program for us and its six other shareholders.
For further information about these and other such relationships and related person transactions, see Notes 5, 6, 7 and 10 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which are incorporated herein by reference and our other filings with the SEC, including our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2018. For further information about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward Looking Statements,” Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” Our filings with the SEC and copies of certain of our agreements with these related persons, including our business and property management agreements with RMR LLC, our various agreements with TA and Sonesta and our shareholders agreement with AIC and its six other shareholders, are available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
Critical Accounting Policies
Our critical accounting policies are those that will have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and estimates have been and will be consistently applied and produce financial information that fairly presents our results of operations. Our most critical accounting policies involve our investments in real property. These policies affect our:

•	variable interest entities, or VIEs;

•	allocation of purchase prices between various asset categories and the related impact on the recognition of depreciation and amortization expenses;

•	assessment of the carrying values and impairments of real estate, intangible assets and equity investments;

•	classification of leases and the related impact to our financial statements; and

•	income taxes.
We have determined that each of our wholly owned TRSs is a VIE, as defined under the Consolidation Topic of the FASB Accounting Standards Codification™, or the Codification. We have concluded that we must consolidate each of our wholly owned TRSs because we are the entity with the power to direct the activities that most significantly impact such VIE’s performance and we have the obligation to absorb the majority of the potential variability in gains and losses of each VIE, with the primary focus on losses, and are therefore the primary beneficiary of each VIE.
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
We periodically evaluate our equity method investments for possible indicators of other than temporary impairment whenever events or changes in circumstances indicate the carrying amount of the investment might not be recoverable. These indicators may include the length of time and degree to which the market value of our investment is below our cost basis, the financial condition of the issuer, our intent and ability to be a long term holder of the investment and other considerations. If the decline in fair value is judged to be other than temporary, we may record an impairment charge to adjust the basis of the investment to its fair value.
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
Certain of our properties are leased on a triple net basis, pursuant to non-cancelable, fixed term, operating leases. Each time we enter a new lease or materially modify an existing lease we evaluate its classification as either a finance or operating lease. The classification of a lease as finance, sales-type, direct financing or operating affects the carrying value of a property, as well as our recognition of rental payments as revenue. These evaluations require us to make estimates of, among other things, the remaining useful life and market value of a leased property, appropriate present value discount rates and future cash flows. Incorrect assumptions or estimates may result in misclassification of our leases. See Note 2 to consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion on the impact to our accounting for leases due to recent accounting pronouncements.
We account for income taxes in accordance with the Income Taxes Topic of the Codification. Under this Topic, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We establish valuation allowances to reduce deferred tax assets to the amounts that are expected to be realized when necessary. We have elected to be taxed as a REIT under the IRC and are generally not subject to federal and state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. Despite our qualification for taxation as a REIT, we are subject to income tax in Canada, Puerto Rico and in certain states. Further, we lease our managed hotels to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated tax return and are subject to federal, state and foreign income tax. Our consolidated income tax provision (or benefit) includes the income tax provision (or benefit) related to the operations of the TRSs and state and foreign income taxes incurred by us despite our qualification for taxation as a REIT. The Income Taxes Topic also prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Tax benefits are recognized only to the extent that it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. Tax returns filed for the 2015 through 2018 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.
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
Management Agreements, Leases and Operating Statistics (dollar amounts in thousands)
As of December 31, 2018, 325 of our hotels (including one leased hotel) were included in seven portfolio agreements and one hotel was not included in a portfolio and was leased. As of December 31, 2018, our hotels were managed by or leased to separate affiliates of Marriott, IHG, Sonesta, Wyndham, Hyatt and Radisson under eight agreements. All of our travel centers are leased to and operated by TA under five portfolio agreements.
The table and related notes below through page 74 summarize significant terms of our leases and management agreements as of December 31, 2018. These tables also include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include coverage of our minimum returns or minimum rents and occupancy, ADR and RevPAR for our hotel properties. We consider these statistics and the management agreement or lease security features also presented in the tables and related notes on the following pages to be important measures of our managers’ and tenants’ success in operating our properties and their ability to continue to pay us. However, this third party reported information is not a direct measure of our financial performance and we have not independently verified the operating data.

		Number of Rooms or Suites (Hotels) / Land Acreage (Travel Centers)			Rent / Return Coverage (3)
				Annual Minimum Return/Rent (2)	Year Ended December 31,
Operating Agreement	Number of Properties
Reference Name			Investment (1)		2018	2017
Marriott (No. 1) (4)	53	7,609	$706,308	$70,137	1.20x	1.25x
Marriott (No. 234) (5)	68	9,120	1,012,394	107,350	1.09x	1.13x
Marriott (No. 5) (6)	1	356	90,078	10,321	1.05x	0.91x
Subtotal / Average Marriott	122	17,085	1,808,780	187,808	1.13x	1.16x
IHG (7)	100	16,354	2,096,012	193,695	1.06x	1.15x
Sonesta (8)	51	8,862	1,695,809	127,089	0.66x	0.78x
Wyndham (9)	22	3,579	396,682	29,283	0.67x	0.84x
Hyatt (10)	22	2,724	301,942	22,037	1.04x	1.13x
Radisson (11)	9	1,939	270,105	18,920	1.11x	1.15x
Subtotal / Average Hotels	326	50,543	6,569,330	578,832	0.97x	1.06x
TA (No. 1) (12)	40	825	688,204	53,712	1.66x	1.57x
TA (No. 2) (12)	40	957	694,852	54,855	1.67x	1.50x
TA (No. 3) (12)	39	909	644,820	54,754	1.63x	1.49x
TA (No. 4) (12)	40	1,091	629,193	55,363	1.51x	1.38x
TA (No. 5) (12)	40	1,148	897,685	70,547	1.67x	1.55x
Subtotal / Average Travel Centers	199	4,930	3,554,754	289,231	1.63x	1.50x
Total / Average	525	50,543 / 4,930	$10,124,084	$868,063	1.19x	1.20x
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

(3)
We define coverage as combined total property level revenues minus all property level expenses and FF&E reserve escrows which are not subordinated to minimum returns or rents due to us (which data is provided to us by our managers or tenants), divided by the minimum returns or rents due to us. Coverage amounts for our IHG, Sonesta and Radisson agreements and our TA No. 4 lease include data for periods prior to our ownership of certain properties. Coverage amounts for our Sonesta agreement include data for one hotel prior to when it was managed by Sonesta. Coverage amounts for our Radisson agreement exclude data for periods prior to our sale of certain hotels.

(4)
We lease 53 Courtyard by Marriott® branded hotels in 24 states to one of our TRSs. The hotels are managed by a subsidiary of Marriott under a combination management agreement which expires in 2024; Marriott has two renewal options for 12 years each for all, but not less than all, of the hotels.

We have no security deposit or guarantee from Marriott for these 53 hotels. Accordingly, payment by Marriott of the minimum return due to us under this management agreement is limited to the hotels' available cash flows after payment of operating expenses and funding of the FF&E reserve. In addition to our minimum return, this agreement provides for payment to us of 50% of the hotels' available cash flows after payment of hotel operating expenses, funding of the required FF&E reserve, payment of our minimum return and payment of certain management fees.

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

We originally held a security deposit of $64,700 under this agreement to cover payment shortfalls of our minimum return. As of December 31, 2018, the available balance of this security deposit was $32,711. This security deposit may be replenished from a share of the hotels' available cash flows in excess of our minimum return and certain management fees. Marriott has also provided us with a $40,000 limited guaranty to cover payment shortfalls up to 90% of our minimum return after the available security deposit balance has been depleted. This limited guaranty expires in 2019. As of December 31, 2018, the available Marriott guaranty was $30,672.
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

(7)
We lease 99 IHG branded hotels (20 Staybridge Suites®, 61 Candlewood Suites®, two InterContinental®, 10 Crowne Plaza®, three Holiday Inn® and three Kimpton® Hotels & Restaurants) in 29 states in the U.S. and Ontario, Canada to one of our TRSs. These 99 hotels are managed by subsidiaries of IHG under a combination management agreement. We lease one additional InterContinental® branded hotel in Puerto Rico to a subsidiary of IHG. The annual minimum return amount presented in the table on page 70 includes $7,908 of minimum rent related to the leased Puerto Rico hotel. The management agreement and the lease expire in 2036; IHG has two renewal options for 15 years each for all, but not less than all, of the hotels.

As of December 31, 2018, we held a security deposit of $100,000 under this agreement to cover payment shortfalls of our minimum return. This security deposit, if utilized, may be replenished and increased up to $100,000 from the hotels' available cash flows in excess of our minimum return and certain management fees. Under this agreement, IHG is required to maintain a minimum security deposit of $37,000. In connection with the February 2019 acquisition of the Hotel Palomar described in Note 5 to consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K, IHG will provide us $5,000 to supplement the existing security deposit.
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

(8)
We lease our 51 Sonesta branded hotels (six Royal Sonesta® Hotels, six Sonesta Hotels & Resorts® and 39 Sonesta ES Suites® hotels) in 26 states to one of our TRSs. The hotels are managed by Sonesta under a combination management agreement which expires in 2037; Sonesta has two renewal options for 15 years each for all, but not less than all, of the hotels.

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

We have a limited guaranty of $35,656 under the management agreement to cover payment shortfalls of our minimum return, subject to an annual payment limit of $17,828. This guaranty expires in 2020. As of December 31, 2018, the Wyndham guaranty was depleted. This guaranty may be replenished from the hotels' available cash flows in excess of our minimum return. This agreement provides that if the hotel cash flows available after payment of hotel operating expenses are less than the minimum returns due to us and if the guaranty is depleted, to avoid a default Wyndham is required to pay us the greater of the available hotel cash flows after payment of hotel operating expenses and 85% of our minimum return.
In addition to our minimum return, this management agreement provides for payment to us of 50% of the hotels' available cash flows after payment of hotel operating expenses, payment of our minimum return, funding of the FF&E reserve, if any, payment of certain management fees and reimbursement of any Wyndham guaranty advances. This additional return amount is not guaranteed.
We also lease 48 vacation units in one of the hotels to a subsidiary of Wyndham Destinations, Inc. (NYSE: WYND), or Destinations, under a lease that expires in 2037; Destinations has two renewal options for 15 years each for all, but not less than all, of the vacation units. The lease is guaranteed by Destinations and provides for rent increases of 3% per annum. The annual minimum return amount presented in the table on page 70 includes $1,493 of minimum rent related to the Destinations lease.

(10)
We lease our 22 Hyatt Place® branded hotels in 14 states to one of our TRSs. The hotels are managed by a subsidiary of Hyatt under a combination management agreement that expires in 2030; Hyatt has two renewal options for 15 years each for all, but not less than all, of the hotels.

We have a limited guaranty of $50,000 under this agreement to cover payment shortfalls of our minimum return. As of December 31, 2018, the available Hyatt guaranty was $21,915. The guaranty is limited in amount but does not expire in time and may be replenished from a share of the hotels' available cash flows in excess of our minimum return.
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

We have a limited guaranty of $46,000 under this agreement to cover payment shortfalls of our minimum return. As of December 31, 2018, the available Radisson guaranty was $42,559. The guaranty is limited in amount but does not expire in time and may be replenished from a share of the hotels' available cash flows in excess of our minimum return. Also, this guaranty cap may be increased if we fund excess renovation costs under our agreement with Radisson.
In addition to our minimum return, this management agreement provides for payment to us of 50% of the hotels' available cash flows after payment of operating expenses, funding the required FF&E reserve, payment of our minimum return and reimbursement to Radisson of working capital and guaranty advances, if any. This additional return is not guaranteed.

(12)
As of December 31, 2018, we leased to TA a total of 199 travel centers under five leases that expired between 2026 and 2032 and required aggregate annual minimum rents of $289,231. Pursuant to a rent deferral agreement with TA, TA previously deferred as of December 31, 2010 a total of $150,000 of rent payable to us, which remained outstanding as of December 31, 2018. This deferred rent obligation was allocated among our TA leases and, as of December 31, 2018, was due at the end of the initial terms of the respective leases, except for our TA No. 5 lease, in which case the applicable deferred rent was due and payable on June 30, 2024. The information in the table on page 70 is as of December 31, 2018.

On January 16, 2019, we entered agreements with TA to sell 20 travel centers to TA that we owned and leased to TA, and to amend our leases. We completed these transactions in January 2019. As of February 26, 2019, our five travel center agreements are summarized as follows:
TA No. 1: We lease 36 travel centers (32 TravelCenters of America® branded travel centers and four Petro Stopping Centers® branded travel centers) in 26 states to a subsidiary of TA under a lease that expires in 2032. The annual minimum rent due to us as of February 26, 2019 under this lease is $49,018; TA has two renewal options for 15 years each for all, but not less than all, of these travel centers. In addition to the payment of our minimum rent, this lease provides for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2015 non-fuel revenues). Commencing in 2020, this lease provides for payment of an additional half percent (0.5%) of non-fuel revenues above 2019 non-fuel base year revenues. TA’s previously deferred rent obligation under the amended terms of $14,175 will be paid in 16 quarterly installments of $886 beginning in April 2019.
TA No. 2: We lease 36 travel centers (34 TravelCenters of America® branded travel centers and two Petro Stopping Centers® branded travel centers) in 24 states to a subsidiary of TA under a lease that expires in 2031. The annual minimum rent due to us as of February 26, 2019 under this lease is $44,663; TA has two renewal options for 15 years each for all, but not less than all, of these travel centers. In addition to the payment of our minimum rent, this lease provides for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2015 non-fuel revenues). Commencing in 2020, this lease provides for payment of an additional half percent (0.5%) of non-fuel revenues above 2019 non-fuel base year revenues. TA’s previously deferred rent obligation under the amended terms of $12,847 will be paid in 16 quarterly installments of $803 beginning in April 2019.
TA No. 3: We lease 35 travel centers (33 TravelCenters of America® branded travel centers and two Petro Stopping Centers® branded travel centers) in 26 states to a subsidiary of TA under a lease that expires in 2029. The annual minimum rent due to us as of February 26, 2019 under this lease is $42,404; TA has two renewal options for 15 years each for all, but not less than all, of these travel centers. In addition to the payment of our minimum rent, this lease provides for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2015 non-fuel revenues). Commencing in 2020, this lease provides for payment of an additional half percent (0.5%) of non-fuel revenues above 2019 non-fuel base year revenues. TA’s previously deferred rent obligation under the amended terms of $12,603 will be paid in 16 quarterly installments of $788 beginning in April 2019.
TA No. 4: We lease 37 travel centers (35 TravelCenters of America® branded travel centers and two Petro Stopping Centers® branded travel centers) in 27 states to a subsidiary of TA under a lease that expires in 2033. The annual minimum rent due to us as of February 26, 2019 under this lease is $48,381; TA has two renewal options for 15 years each for all, but not less than all, of these travel centers. In addition to the payment of our minimum rent, this lease provides for payment to us of percentage rent based on increases in total non-

fuel revenues over base year levels (3% of non-fuel revenues above 2015 non-fuel revenues). Commencing in 2020, this lease provides for payment of an additional half percent (0.5%) of non-fuel revenues above 2019 non-fuel base year revenues. TA’s previously deferred rent obligation under the amended terms of $12,961 will be paid in 16 quarterly installments of $810 beginning in April 2019.
TA No. 5: We lease 35 Petro Stopping Centers® branded travel centers in 23 states to a subsidiary of TA under a lease that expires in 2035. The annual minimum rent due to us as of February 26, 2019 under this lease is $61,617; TA has two renewal options for 15 years each for all, but not less than all, of these travel centers. In addition to the payment of our minimum rent, this lease provides for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2012 non-fuel revenues). Commencing in 2020, this lease provides for payment of an additional half percent (0.5%) of non-fuel revenues above 2019 non-fuel base year revenues. TA’s previously deferred rent obligation under the amended terms of $17,872 will be paid in 16 quarterly installments of $1,117 beginning in April 2019.

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

		No. of Rooms/ Suites	Year Ended December 31,
	No. of Hotels		2018	2017	Change
ADR
Marriott (No. 1)	53	7,609	$131.36	$130.44	0.7%
Marriott (No. 234)	68	9,120	133.39	131.93	1.1%
Marriott (No. 5)	1	356	292.19	268.41	8.9%
Subtotal / Average Marriott	122	17,085	136.65	134.74	1.4%
IHG (1)	100	16,354	122.78	120.10	2.2%
Sonesta (1) (2)	51	8,862	147.94	146.67	0.9%
Wyndham	22	3,579	101.00	100.84	0.2%
Hyatt	22	2,724	111.17	109.09	1.9%
Radisson (1) (3)	9	1,939	133.45	128.44	3.9%
All Hotels Total / Average	326	50,543	$129.80	$127.66	1.7%
OCCUPANCY
Marriott (No. 1)	53	7,609	68.3%	68.9%	-0.6 pts
Marriott (No. 234)	68	9,120	74.7%	75.3%	-0.6 pts
Marriott (No. 5)	1	356	89.9%	87.9%	2.0 pts
Subtotal / Average Marriott	122	17,085	72.2%	72.7%	-0.5 pts
IHG (1)	100	16,354	78.5%	80.4%	-1.9 pts
Sonesta (1) (2)	51	8,862	67.8%	69.9%	-2.1 pts
Wyndham	22	3,579	66.6%	70.3%	-3.7 pts
Hyatt	22	2,724	78.2%	81.3%	-3.1 pts
Radisson (1) (3)	9	1,939	71.5%	75.4%	-3.9 pts
All Hotels Total / Average	326	50,543	73.3%	75.1%	-1.8 pts
RevPAR
Marriott (No. 1)	53	7,609	$89.72	$89.87	(0.2)%
Marriott (No. 234)	68	9,120	99.64	99.34	0.3%
Marriott (No. 5)	1	356	262.68	235.93	11.3%
Subtotal / Average Marriott	122	17,085	98.66	97.96	0.7%
IHG (1)	100	16,354	96.38	96.56	(0.2)%
Sonesta (1) (2)	51	8,862	100.30	102.52	(2.2)%
Wyndham	22	3,579	67.27	70.89	(5.1)%
Hyatt	22	2,724	86.93	88.69	(2.0)%
Radisson (1) (3)	9	1,939	95.42	96.84	(1.5)%
All Hotels Total / Average	326	50,543	$95.14	$95.87	(0.8)%

(1)	Operating data includes data for certain hotels for periods prior to when we acquired them.

(2)	Operating data includes data for one hotel prior to when it was managed by Sonesta.

(3)	Operating data excludes data for certain hotels we sold during the periods presented.
Impact of Inflation
Inflation in the past several years in the United States has been modest but recently there have been indications of inflation in the U.S. economy and elsewhere and some market forecasts indicate an expectation of increased inflation in the near to intermediate term. Future inflation might have both positive and negative impacts on our business. Inflation might cause the value of our assets to increase. In periods of rapid U.S. inflation, our managers' and tenants' operating expenses may increase faster than their revenues, which may have an adverse impact upon us if the operating income from our properties becomes insufficient to pay our returns or rents and the security features, such as security deposits or guarantees of our returns or rents are exhausted. To mitigate the adverse impact of any increased cost of debt capital in the event of material inflation, we may enter into interest rate hedge arrangements in the future. The decision to enter into these agreements will be based on various factors, including the amount of our floating rate debt outstanding, our belief that material interest rate increases are likely to occur, the costs of, and our expected benefit from, these agreements and upon possible requirements of our borrowing arrangements.
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
Impact of Climate Change
Concerns about climate change have resulted in various treaties, laws and regulations that are intended to limit carbon emissions and address other environmental concerns. These and other laws may cause energy or other costs at our properties to increase. We do not expect the direct impact of these increases to be material to our results of operations, because the increased costs either would be the responsibility of our tenants or managers directly or in the longer term, passed through and paid by customers of our properties. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties, which could materially and adversely affect our financial condition or the financial condition of our tenants or managers and their ability to pay rent or returns to us.
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
In an effort to reduce the effects of any increased energy costs in the future, we continuously study ways to improve the energy efficiency at all of our properties. Our property manager, RMR LLC, is a member of the Energy Star program, a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy that is focused on promoting energy efficiency at commercial properties through its “ENERGY STAR” partner program, and a member of the U.S. Green Building Council, a nonprofit organization focused on promoting energy efficiency at commercial properties through its leadership in energy and environmental design, or LEED®, green building program.
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
Non-GAAP Measures
Funds From Operations Available for Common Shareholders and Normalized Funds From Operations Available for Common Shareholders.

We calculate FFO available for common shareholders and Normalized FFO available for common shareholders as shown below. FFO available for common shareholders is calculated on the basis defined by The National Association of Real Estate Investment Trusts, or Nareit, which is net income available for common shareholders, calculated in accordance with GAAP, excluding any gain or loss on sale of properties and loss on impairment of real estate assets, if any, plus real estate depreciation and amortization, as well as certain other adjustments currently not applicable to us. Our calculation of Normalized FFO available for common shareholders differs from Nareit’s definition of FFO available for common shareholders because we include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year, and we exclude acquisition related costs expensed under GAAP, loss on early extinguishment of debt, excess of liquidation preference over carrying value of preferred shares redeemed, unrealized losses on equity securities and certain deferred tax benefits. We consider FFO available for common shareholders and Normalized FFO available for common shareholders to be appropriate supplemental measures of operating performance for a REIT, along with net income and net income available for common shareholders. We believe that FFO available for common shareholders and Normalized FFO available for common shareholders provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation expense, FFO available for common shareholders and Normalized FFO available for common shareholders may facilitate a comparison of our operating performance between periods and with other REITs. FFO available for common shareholders and Normalized FFO available for common shareholders are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement and public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. FFO available for common shareholders and Normalized FFO available for common shareholders do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income or net income available for common shareholders as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income and net income available for common shareholders as presented in our consolidated statements of comprehensive income. Other real estate companies and REITs may calculate FFO available for common shareholders and Normalized FFO available for common shareholders differently than we do.
Our calculations of FFO available for common shareholders and Normalized FFO available for common shareholders for the years ended December 31, 2018, 2017 and 2016 and reconciliations of net income available for common shareholders, the most directly comparable financial measure under GAAP reported in our consolidated financial statements, to those amounts appear in the following table (amounts in thousands, except per share amounts).

		For the Year Ended December 31,
		2018	2017	2016
Net income available for common shareholders		$185,734	$203,815	$202,446
Add (Less):	Depreciation and amortization expense	403,077	386,659	357,342
	Gain on sale of real estate (1)	—	(9,348)	—
FFO available for common shareholders		588,811	581,126	559,788
Add (Less):	Acquisition related costs (2)	—	—	1,367
	Loss on early extinguishment of debt (3)	160	146	228
	Excess of liquidation preference over carrying value of preferred shares redeemed (4)	—	9,893	—
	Unrealized losses on equity securities (5)	16,737	—	—
	Deferred tax benefit (6)	—	(5,431)	—
Normalized FFO available for common shareholders		$605,708	$585,734	$561,383

Weighted average shares outstanding (basic)		164,229	164,146	156,062
Weighted average shares outstanding (diluted) (7)		164,258	164,175	156,088

Basic and diluted per common share amounts:
	Net income available for common shareholders	$1.13	$1.24	$1.30
	FFO available for common shareholders	$3.59	$3.54	$3.59
	Normalized FFO available for common shareholders	$3.69	$3.57	$3.60
	Distributions declared per share	$2.11	$2.07	$2.03

(1)	We recorded a $9,348 gain on sale of real estate during the year ended December 31, 2017 in connection with the sales of three hotels.

(2)
Represents costs associated with our acquisition activities. Acquisition related costs incurred during the 2018 and 2017 periods have been capitalized in purchase accounting pursuant to a change in GAAP.

(3)
We recorded a loss of $160 on early extinguishment of debt during the year ended December 31, 2018 in connection with the amendment of our revolving credit facility and term loan. We recorded losses of $146 and $228 on early extinguishment of debt during the years ended December 31, 2017 and 2016, respectively, in connection with the redemption of certain senior unsecured notes.

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

(5)
Unrealized losses on equity securities represent the adjustment required to adjust the carrying value of our investments in RMR Inc. and TA common shares to their fair value as of December 31, 2018 in accordance with new GAAP standards effective January 1, 2018.

(6)	We realized a $5,431 tax benefit in the year ended December 31, 2017 related to the enactment of the Tax Act.

(7)	Represents weighted average common shares adjusted to reflect the potential dilution of unvested share awards.

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
Fixed Rate Debt
At December 31, 2018, our outstanding publicly tradable debt consisted of nine issues of fixed rate, senior notes:

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
No principal repayments are due under these notes until maturity. Because these notes require interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are one percentage point higher than the rates shown above, our per annum interest cost would increase by approximately $36,500. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2018 and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point change in interest rates would change the fair value of those debt obligations by approximately $178,762.
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
Floating Rate Debt
At December 31, 2018, our floating rate debt consisted of $177,000 outstanding under our $1,000,000 revolving credit facility and our $400,000 term loan. On May 10, 2018, we amended and restated our credit agreement. The stated maturity date of our revolving credit facility is July 15, 2022, and, subject to our meeting certain conditions, including our payment of an extension fee, we have an option to further extend the stated maturity date of the facility for two additional six month periods. The maturity date of our term loan is July 15, 2023. No principal repayments are required under our revolving credit facility prior to maturity, and repayments may be made and redrawn subject to conditions at any time without penalty. No principal prepayments are required under our term loan prior to maturity and we can repay principal amounts outstanding under the term loan subject to conditions at any time without penalty, but after amounts outstanding under our term loan are repaid, amounts may not be redrawn. Borrowings under our revolving credit facility and term loan are in U.S. dollars and require annual interest to be paid at the rate of LIBOR plus premiums that are subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR. In addition, upon renewal or refinancing of our revolving credit facility or our term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of this floating rate debt but would affect our operating results.

The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of December 31, 2018:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact (2)
At December 31, 2018	3.44%	$577,000	$19,849	$0.12
One percentage point increase	4.44%	$577,000	$25,619	$0.16

(1)	Weighted average based on the interest rates and the respective outstanding borrowings as of December 31, 2018.

(2)	Based on diluted weighted average common shares outstanding for the year ending December 31, 2018.
The following table presents the impact that a one percentage point increase in interest rates would have on our annual floating rate interest expense at December 31, 2018 if we were fully drawn on our revolving credit facility and our $400,000 term loan remained outstanding:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact (2)
At December 31, 2018	3.43%	$1,400,000	$48,020	$0.29
One percentage point increase	4.43%	$1,400,000	$62,020	$0.38

(1)	Weighted average based on the interest rates and the respective outstanding borrowings (assuming fully drawn) as of December 31, 2018.

(2)	Based on diluted weighted average common shares outstanding for the year ending December 31, 2018.
The foregoing tables show the impact of an immediate change in floating interest rates as of December 31, 2018. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts under our revolving credit facility and term loan or other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.
LIBOR Phase Out
LIBOR is currently expected to be phased out in 2021. We are required to pay interest on borrowings under our credit facility and term loan at floating rates based on LIBOR. Future debt that we may incur may also require that we pay interest based upon LIBOR. We currently expect that the determination of interest under our credit agreement would be revised as provided under the agreement or amended as necessary to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR for similar types of loans. Despite our current expectations, we cannot be sure that, if LIBOR is phased out or transitioned, the changes to the determination of interest under our agreements would approximate the current calculation in accordance with LIBOR. We do not know what standard, if any, will replace LIBOR if it is phased out or transitioned.
Item 8. Financial Statements and Supplementary Data
The information required by this item is included in Item 15 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Exchange Act. Based upon that evaluation, our President and Chief Executive Officer and Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, we believe that, as of December 31, 2018, our internal control over financial reporting is effective.
Ernst & Young LLP, the independent registered public accounting firm that audited our 2018 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
We have a Code of Conduct that applies to our officers and Trustees, RMR Inc. and RMR LLC, senior level officers of RMR LLC, senior level officers and directors of RMR Inc. and certain other officers and employees of RMR LLC. Our Code of Conduct is posted on our website, www.hptreit.com. A printed copy of our Code of Conduct is also available free of charge to any person who requests a copy by writing to: Secretary, Hospitality Properties Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, MA 02458-1634. We intend to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of our Code of Conduct that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website.
The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement.
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to our definitive Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information. We may grant common shares to our officers and other employees of RMR LLC under our 2012 Equity Compensation Plan, or the 2012 Plan. In addition, each of our Trustees receives common shares as part of his or her annual compensation for serving as a Trustee and such shares are awarded under the 2012 Plan. The terms of awards made under the 2012 Plan are determined by the Compensation Committee of our Board of Trustees at the time of the award. The following table is as of December 31, 2018.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders—2012 Plan	None.	None.	2,412,017 (1)
Equity compensation plans not approved by security holders	None.	None.	None.
Total	None.	None.	2,412,017 (1)

(1)
Consists of common shares available for issuance pursuant to the terms of the 2012 Plan.  Share awards that are repurchased or forfeited will be added to the common shares available for issuance under the 2012 Plan.

Payments by us to RMR LLC and RMR LLC employees are described in Notes 4 and 10 to consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K. The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.
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
Significant Tenant
TA is our former subsidiary and is the lessee of 32.4% of our real estate properties, at cost, as of December 31, 2018.
Financial information about TA may be found on the SEC’s website by entering TA’s name at http://www.sec.gov/edgar/searchedgar/companysearch.html. Reference to TA’s financial information on this external website is presented to comply with applicable accounting regulations of the SEC. Except for such financial information contained therein as is required to be included herein under such regulations, TA’s public filings and other information located in external websites are not incorporated by reference into these financial statements. See Notes 5, 6 and 10 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for further information relating to our leases with TA.

(b)	Exhibits

Exhibit Number	Description

3.1
Composite Copy of Amended and Restated Declaration of Trust, dated as of August 21, 1995, as amended to date. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.)

3.2	Amended and Restated Bylaws of the Company, adopted April 12, 2018. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, File Number 001-11527.)
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

4.13
Fifth Supplemental Indenture, dated as of February 2, 2018, between the Company and U.S. Bank National Association, relating to the Company’s 4.375% Senior Notes due 2030, including form thereof. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2017.)

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

10.3	Summary of Trustee Compensation. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 14, 2018.)
10.4	2012 Equity Compensation Plan. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 9, 2012, File Number 001-11527.)
10.5	First Amendment to 2012 Equity Compensation Plan. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)
10.6	Form of Restricted Share Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)
10.7	Form of Share Award Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.)
10.8	Form of Indemnification Agreement. (+) (Filed herewith.)
10.9
Second Amended and Restated Credit Agreement, dated as of May 10, 2018, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 10, 2018.)

10.10
Representative Form of Management Agreement between Sonesta International Hotels Corporation and Cambridge TRS, Inc. (full service). (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 23, 2012, File Number 001-11527.) (Schedule of applicable agreements incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.)

10.11
Representative Form of Management Agreement between Sonesta International Hotels Corporation and Cambridge TRS, Inc. (limited service). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, Amendment No. 2, for the quarter ended June 30, 2012, File Number 001-11527.) (Schedule of applicable agreements incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.)

10.12
Pooling Agreement, dated April 23, 2012, as updated through October 30, 2018, among Sonesta International Hotels Corporation, Cambridge TRS, Inc. and HPT Clift TRS LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.)

10.13
First Amendment to Pooling Agreement, dated May 31, 2012, between Sonesta International Hotels Corporation and Cambridge TRS, Inc. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.)

10.14
Management Agreement, dated as of January 31, 2012, between Sonesta Acquisition Corp. (now known as Sonesta International Hotels Corporation) and Cambridge TRS, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 31, 2012, File Number 001-11527.)

10.15
First Amendment to Management Agreements, dated August 6, 2012, among Royal Sonesta Inc., Cambridge TRS, Inc. and Sonesta International Hotels Corporation. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, Amendment No. 2, for the quarter ended June 30, 2012, File Number 001-11527.)

10.16
Letter Agreement, dated January 4, 2016, between the Company and Sonesta International Hotels Corporation. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 4, 2016.)

10.17
First Transaction Agreement, dated as of January 16, 2019, among the Company, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TravelCenters of America Holding Company LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 16, 2019.)

10.18
Second Transaction Agreement, dated as of January 16, 2019, among the Company, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TravelCenters of America Holding Company LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 16, 2019.)

10.19
Third Transaction Agreement, dated as of January 16, 2019, among the Company, HPT TA Properties Trust, HPT TA Properties LLC, TravelCenters of America LLC, TravelCenters of America Holding Company LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 16, 2019.)

10.20
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

10.22
Second Amendment to Amended and Restated Lease Agreement No. 1, dated as of January 17, 2019, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 17, 2019.)

10.23
Third Amendment to Amended and Restated Lease Agreement No. 1, dated as of January 23, 2019, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 17, 2019.)

10.24
Fourth Amendment to Amended and Restated Lease Agreement No. 1, dated as of January 29, 2019, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 29, 2019.)

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

10.33
Seventh Amendment to Amended and Restated Lease Agreement No. 2, dated as of January 17, 2019, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 17, 2019.)

10.34
Eighth Amendment to Amended and Restated Lease Agreement No. 2, dated as of January 29, 2019, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 29, 2019.)

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

10.38
Second Amendment to Amended and Restated Lease Agreement No. 3, dated June 22, 2016, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 22, 2016.)

10.39
Third Amendment to Amended and Restated Lease Agreement No. 3, dated as of January 17, 2019, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 17, 2019.)

10.40
Fourth Amendment to Amended and Restated Lease Agreement No. 3, dated as of January 23, 2019, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 17, 2019.)

10.41
Guaranty Agreement, dated June 9, 2015, among TravelCenters of America LLC and TravelCenters of America Holding Company LLC for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (relating to Amended and Restated Lease No. 3). (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 9, 2015.)

10.42
Amended and Restated Lease No. 4, dated June 9, 2015, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 9, 2015.)

10.43
First Amendment to Amended and Restated Lease Agreement No. 4, dated June 16, 2015, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 16, 2015.)

10.44
Second Amendment to Amended and Restated Lease Agreement No. 4, dated June 23, 2015, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 23, 2015.)

10.45
Third Amendment to Amended and Restated Lease Agreement No. 4, dated September 23, 2015, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 23, 2015.)

10.46
Fourth Amendment to Amended and Restated Lease Agreement No. 4, dated March 31, 2016, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated March 31, 2016.)

10.47
Fifth Amendment to Amended and Restated Lease Agreement No. 4, dated June 22, 2016, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 22, 2016.)

10.48
Sixth Amendment to Amended and Restated Lease Agreement No. 4, dated September 14, 2016, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.)

10.49
Seventh Amendment to Amended and Restated Lease Agreement No. 4, dated May 3, 2017, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 3, 2017.)

10.50
Eighth Amendment to Amended and Restated Lease Agreement No. 4, dated September 28, 2017, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated October 17, 2017.)

10.51
Ninth Amendment to Amended and Restated Lease Agreement No. 4, dated as of January 17, 2019, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 17, 2019.)

10.52
Tenth Amendment to Amended and Restated Lease Agreement No. 4, dated as of January 23, 2019, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 17, 2019.)

10.53
Guaranty Agreement, dated June 9, 2015, among TravelCenters of America LLC and TravelCenters of America Holding Company LLC for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (relating to Amended and Restated Lease No. 4). (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 9, 2015.)

10.54
Lease Agreement, dated as of May 30, 2007, among HPT PSC Properties Trust and HPT PSC Properties LLC, as Landlord, and Petro Stopping Centers, L.P., as Tenant. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File Number 001-11527.)

10.55
First Amendment to Lease Agreement, dated as of March 17, 2008, among HPT PSC Properties Trust, HPT PSC Properties LLC and Petro Stopping Centers, L.P. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File Number 001-11527.)

10.56
Amendment to Lease Agreement, dated as of December 23, 2013, among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, File Number 001-11527.)

10.57
Amendment to Lease Agreement, dated June 9, 2015, among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 9, 2015.)

10.58
Amendment to Lease Agreement, dated October 30, 2015, among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)

10.59
Amendment to Lease Agreement, dated June 22, 2016, among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 22, 2016.)

10.60
Amendment to Lease Agreement, dated May 25, 2018, among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 20, 2018.)

10.61
Amendment to Lease Agreement, dated as of January 17, 2019, among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 17, 2019.)

10.62
Amendment to Lease Agreement, dated as of January 23, 2019, among HPT PSC Properties Trust, HPT PSC Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 17, 2019.)

10.63
Guaranty Agreement, dated as of May 30, 2007, made by TravelCenters of America LLC, as Guarantor, for the benefit of HPT PSC Properties Trust and HPT PSC Properties LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 4, 2007, File Number 001-11527.)

10.64
Deferral Agreement, dated as of August 11, 2008, among the Company, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TA Leasing LLC and Petro Stopping Centers, L.P. (Incorporated by reference to the Company’s Current Report on Form 8-K dated August 11, 2008, File Number 001-11527.)

10.65
Amendment Agreement, dated as of January 31, 2011, among the Company, HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TravelCenters of America LLC, TA Leasing LLC and TA Operating LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated January 31, 2011, File Number 001-11527.)

10.66
Amendment Agreement, dated April 15, 2013, among HPT TA Properties Trust, HPT TA Properties LLC, HPT PSC Properties Trust, HPT PSC Properties LLC, TA Leasing LLC and TA Operating LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, File Number 001-11527.)

10.67
Form of Amended and Restated Management Agreement among certain subsidiaries of the Company and certain subsidiaries of Marriott International, Inc.  (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 14, 2011, File Number 001-11527.)

10.68
Pooling Agreement, dated as of June 14, 2011 but effective as of January 1, 2011, among HPT TRS MRP, Inc., Marriott International, Inc. and certain subsidiaries of Marriott International, Inc.  (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, File Number 001-11527.)

10.69
Letter Agreement, dated May 30, 2012, among Marriott International Inc., HPT TRS MRP, Inc. and other parties referencing T-234 FF&E Reserve Contributions. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 30, 2012, File Number 001-11527.)

10.70
Management Agreement, dated as of July 1, 2011, among HPT TRS IHG-1, Inc., HPT TRS IHG-2, Inc., HPT TRS IHG-3, Inc., InterContinental Hotels Group Resources, Inc., IHG Management (Maryland) LLC, and InterContinental Hotels Group (Canada), Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 25, 2011, File Number 001-11527.)

10.71
Amendment to Management Agreement, dated as of March 16, 2015, among HPT TRS IHG-2, Inc., InterContinental Hotels Group Resources, Inc., IHG Management (Maryland) LLC and InterContinental Hotels Group (Canada), Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.)

10.72
Second Amendment to Management Agreement, dated as of February 11, 2016, among HPT TRS IHG-2, Inc., InterContinental Hotels Group Resources, Inc., IHG Management (Maryland) LLC and InterContinental Hotels Group (Canada), Inc. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.)

10.73
Third Amendment to Management Agreement, dated as of February 1, 2017, among HPT TRS IHG-2, Inc., InterContinental Hotels Group Resources, Inc., IHG Management (Maryland) LLC and InterContinental Hotels Group (Canada), Inc. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.)

10.74
Fourth Amendment to Management Agreement, dated as of March 24, 2017, among HPT TRS IHG-2, Inc., InterContinental Hotels Group Resources, Inc., IHG Management (Maryland) LLC and InterContinental Hotels Group (Canada), Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.)

10.75
Fifth Amendment to Management Agreement, dated as of June 28, 2017, among HPT TRS IHG-2, Inc., InterContinental Hotels Group Resources, Inc., IHG Management (Maryland) LLC and InterContinental Hotels Group (Canada), Inc. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2017.)

10.76
Sixth Amendment to Management Agreement, dated as of May 11, 2018, among HPT TRS IHG-2, Inc., InterContinental Hotels Group Resources, Inc., IHG Management (Maryland) LLC and InterContinental Hotels Group (Canada), Inc. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.)

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
99.2
Amended and Restated Shareholders Agreement, dated May 21, 2012, by and among Affiliates Insurance Company, Five Star Senior Living Inc. (f/k/a Five Star Quality Care, Inc.), the Company, ABP Trust (as successor to The RMR Group LLC), Senior Housing Properties Trust, TravelCenters of America LLC, Office Properties Income Trust (f/k/a Government Properties Income Trust) and Industrial Logistics Properties Trust (as successor to Select Income REIT). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A, Amendment No. 2, for the quarter ended June 30, 2012, File Number 001-11527.)

101.1
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

________________________
(+) Management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm
To the Trustees and Shareholders of Hospitality Properties Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hospitality Properties Trust (the Company) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2019 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for investments in equity securities in the year ended December 31, 2018 due to the adoption of ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.
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
February 27, 2019

Report of Independent Registered Public Accounting Firm
To the Trustees and Shareholders of Hospitality Properties Trust
Opinion on Internal Control over Financial Reporting
We have audited Hospitality Properties Trust’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Hospitality Properties Trust (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at item 15(a), and our report dated February 27, 2019, expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Boston, Massachusetts
February 27, 2019

HOSPITALITY PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	As of December 31,
	2018	2017
ASSETS

Real estate properties:
Land	$1,626,239	$1,668,797
Buildings, improvements and equipment	7,896,734	7,758,862
Total real estate properties, gross	9,522,973	9,427,659
Accumulated depreciation	(2,973,384)	(2,784,478)
Total real estate properties, net	6,549,589	6,643,181
Cash and cash equivalents	25,966	24,139
Restricted cash	50,037	73,357
Due from related persons	91,212	78,513
Other assets, net	460,275	331,195
Total assets	$7,177,079	$7,150,385

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unsecured revolving credit facility	$177,000	$398,000
Unsecured term loan, net	397,292	399,086
Senior unsecured notes, net	3,598,295	3,203,962
Security deposits	132,816	126,078
Accounts payable and other liabilities	211,332	184,788
Due to related persons	62,913	83,049
Total liabilities	4,579,648	4,394,963

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 164,441,709 and 164,349,141 shares issued and outstanding, respectively	1,644	1,643
Additional paid in capital	4,545,481	4,542,307
Cumulative net income	3,575,307	3,310,017
Cumulative other comprehensive income (loss)	(266)	79,358
Cumulative preferred distributions	(343,412)	(343,412)
Cumulative common distributions	(5,181,323)	(4,834,491)
Total shareholders’ equity	2,597,431	2,755,422
Total liabilities and shareholders’ equity	$7,177,079	$7,150,385
The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share data)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Hotel operating revenues	$1,960,958	$1,843,501	$1,733,103
Rental income	328,446	323,764	309,600
FF&E reserve income	5,132	4,670	4,508
Total revenues	2,294,536	2,171,935	2,047,211

Expenses:
Hotel operating expenses	1,392,355	1,279,547	1,202,538
Depreciation and amortization	403,077	386,659	357,342
General and administrative	104,862	125,402	99,105
Acquisition related costs	—	—	1,367
Total expenses	1,900,294	1,791,608	1,660,352

Gain on sale of real estate	—	9,348	—
Dividend income	2,754	2,504	2,001
Unrealized losses on equity securities	(16,737)	—	—
Interest income	1,528	798	274
Interest expense (including amortization of debt issuance costs and debt discounts and premiums of $10,177, $8,871 and $8,151, respectively)	(195,213)	(181,579)	(161,913)
Loss on early extinguishment of debt	(160)	(146)	(228)
Income before income taxes and equity in earnings of an investee	186,414	211,252	226,993
Income tax benefit (expense)	(1,195)	3,284	(4,020)
Equity in earnings of an investee	515	607	137
Net income	185,734	215,143	223,110
Other comprehensive income (loss):
Unrealized gain on investment in available for sale securities	—	39,315	54,954
Equity interest in investee’s unrealized gains (losses)	(68)	460	152
Other comprehensive income (loss)	(68)	39,775	55,106
Comprehensive income	$185,666	$254,918	$278,216

Net income	$185,734	$215,143	$223,110
Preferred distributions	—	(1,435)	(20,664)
Excess of liquidation preference over carrying value of preferred shares redeemed	—	(9,893)	—
Net income available for common shareholders	$185,734	$203,815	$202,446

Weighted average common shares outstanding (basic)	164,229	164,146	156,062
Weighted average common shares outstanding (diluted)	164,258	164,175	156,088

Net income available for common shareholders per common share: Basic and diluted	$1.13	$1.24	$1.30
The accompanying notes are an integral part of these financial statements

HOSPITALITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

	Series D Preferred Shares			Common Shares			Additional Paid in Capital	Cumulative Net Income	Cumulative Other Comprehensive Income (Loss)
	Number of Shares	Preferred Shares	Cumulative Preferred	Number of Shares	Common Shares	Cumulative Common Distributions
			Distributions							Total
Balance at December 31, 2015	11,600,000	$280,107	$(321,313)	151,547,288	$1,515	$(4,180,272)	$4,165,911	$2,881,657	$(15,523)	$2,812,082
Net income	—	—	—	—	—	—	—	223,110	—	223,110
Unrealized gain on investment in available for sale securities	—	—	—	—	—	—	—	—	55,106	55,106
Issuance of common shares, net	—	—	—	12,650,000	127	—	371,829	—	—	371,956
Common share grants	—	—	—	91,600	1	—	2,546	—	—	2,547
Common share repurchases	—	—	—	(20,689)	—	—	(613)	—	—	(613)
Distributions	—	—	(20,664)	—	—	(314,135)	—	—	—	(334,799)
Balance at December 31, 2016	11,600,000	280,107	(341,977)	164,268,199	1,643	(4,494,407)	4,539,673	3,104,767	39,583	3,129,389
Net income	—	—	—	—	—	—	—	215,143	—	215,143
Unrealized gain on investment in available for sale securities	—	—	—	—	—	—	—	—	39,775	39,775
Redemption of preferred shares, net	(11,600,000)	(280,107)	—	—	—	—	—	—	—	(280,107)
Common share grants	—	—	—	100,000	1	—	3,168	—	—	3,169
Common share repurchases	—	—	—	(19,058)	(1)	—	(534)	—	—	(535)
Excess of liquidation preference over carrying value of preferred shares redeemed	—	—	—	—	—	—	—	(9,893)	—	(9,893)
Distributions	—	—	(1,435)	—	—	(340,084)	—	—	—	(341,519)
Balance at December 31, 2017	—	—	(343,412)	164,349,141	1,643	(4,834,491)	4,542,307	3,310,017	79,358	2,755,422
Cumulative effect of accounting change	—	—	—	—	—	—	—	79,556	(79,556)	—
Net income	—	—	—	—	—	—	—	185,734	—	185,734
Equity interest in investee’s unrealized losses	—	—	—	—	—	—	—	—	(68)	(68)
Common share grants	—	—	—	115,000	1	—	3,780	—	—	3,781
Common share repurchases and forfeitures	—	—	—	(22,432)	—	—	(606)	—	—	(606)
Distributions	—	—	—	—	—	(346,832)	—	—	—	(346,832)
Balance at December 31, 2018	—	$—	$(343,412)	164,441,709	$1,644	$(5,181,323)	$4,545,481	$3,575,307	$(266)	$2,597,431
The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$185,734	$215,143	$223,110
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	403,077	386,659	357,342
Amortization of debt issuance costs and debt discounts and premiums as interest	10,177	8,871	8,151
Straight line rental income	(12,509)	(12,378)	(13,570)
Security deposits received or replenished	6,740	36,743	35,759
Loss on early extinguishment of debt	160	146	228
Unrealized losses on equity securities	16,737	—	—
Equity in earnings of an investee	(515)	(607)	(137)
Gain on sale of real estate	—	(9,348)	—
Deferred income taxes	(1,047)	(236)	9
Other non-cash (income) expense, net	(2,713)	(3,233)	(3,250)
Changes in assets and liabilities:
Due from related persons	(572)	(1,215)	(1,213)
Other assets	6,200	(13,117)	730
Accounts payable and other liabilities	5,824	(572)	8,752
Due to related persons	(20,340)	21,639	(8,515)
Net cash provided by operating activities	596,953	628,495	607,396

Cash flows from investing activities:
Real estate acquisitions and deposits	(127,703)	(594,693)	(262,955)
Real estate improvements	(182,862)	(131,120)	(187,652)
Hotel managers' purchases with restricted cash	(135,177)	(92,733)	(69,380)
Hotel manager's deposit of insurance proceeds into restricted cash	18,000	—	—
Net proceeds from sale of real estate	—	23,438	—
Net cash used in investing activities	(427,742)	(795,108)	(519,987)

Cash flows from financing activities:
Proceeds from issuance of common shares, net	—	—	371,956
Proceeds from issuance of senior unsecured notes, after discounts and premiums	389,976	989,890	737,612
Repayment of senior unsecured notes	—	(350,000)	(575,000)
Redemption of preferred shares	—	(290,000)	—
Repurchase of convertible senior notes	—	(8,478)	—
Borrowings under unsecured revolving credit facility	517,000	1,102,000	764,000
Repayments of unsecured revolving credit facility	(738,000)	(895,000)	(1,038,000)
Deferred financing costs	(12,242)	(8,437)	(6,106)
Repurchase of common shares	(606)	(533)	(613)
Distributions to preferred shareholders	—	(6,601)	(20,664)
Distributions to common shareholders	(346,832)	(340,084)	(314,135)
Net cash provided by (used in) financing activities	(190,704)	192,757	(80,950)
Increase (decrease) in cash and cash equivalents and restricted cash	(21,493)	26,144	6,459
Cash and cash equivalents and restricted cash at beginning of year	97,496	71,352	64,893
Cash and cash equivalents and restricted cash at end of year	$76,003	$97,496	$71,352

Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the amount shown in the consolidated statements of cash flows:

Cash and cash equivalents	$25,966	$24,139	$10,896
Restricted cash	50,037	73,357	60,456
Total cash and cash equivalents and restricted cash	$76,003	$97,496	$71,352

Supplemental cash flow information:
Cash paid for interest	$174,158	$172,558	$146,399
Cash paid for income taxes	3,218	2,827	2,727
The accompanying notes are an integral part of these financial statements.

HOSPITALITY PROPERTIES TRUST
NOTES TO FINANCIAL STATEMENTS
December 31, 2018
(dollars in thousands, except share data)
Note 1. Organization
Hospitality Properties Trust, or we, us or our, is a real estate investment trust, or REIT, organized on February 7, 1995, under the laws of the State of Maryland, which invests in hotels and travel related real estate. At December 31, 2018, we, directly and through subsidiaries, owned 326 hotels and 199 travel centers.
At December 31, 2018, our properties were leased, managed or operated by subsidiaries of the following companies: Marriott International, Inc., or Marriott, InterContinental Hotels Group, plc, or IHG, Sonesta International Hotels Corporation, or Sonesta, Wyndham Hotels & Resorts, Inc., or Wyndham, Hyatt Hotels Corporation, or Hyatt, Radisson Hospitality, Inc., or Radisson, and TravelCenters of America LLC, or TA. Hereinafter these companies are sometimes referred to as managers and/or tenants or, collectively, operators.
Note 2. Summary of Significant Accounting Policies
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
We have determined that each of our wholly owned taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification™, or the Codification. We have concluded that we must consolidate each of our wholly owned TRSs because we are the entity with the power to direct the activities that most significantly impact such VIEs’ performance and we have the obligation to absorb losses or the right to receive benefits from each VIE that could be significant to the VIE and are, therefore, the primary beneficiary of each VIE. The assets of our TRSs were $31,917 and $33,305 as of December 31, 2018 and 2017, respectively, and consist primarily of amounts due from and working capital advances to certain of our hotel managers. The liabilities of our TRSs were $148,459 and $140,897 as of December 31, 2018 and 2017, respectively, and consist primarily of security deposits they hold and amounts payable to certain of our hotel managers. The assets of our TRSs are available to satisfy our TRSs’ obligations and we have guaranteed certain obligations of our TRSs.
We account for our investment in Affiliates Insurance Company, or AIC, using the equity method of accounting. Significant influence is present through common representation on the boards of trustees or directors of us and AIC. One of our Managing Trustees, Adam D. Portnoy, is the sole trustee of ABP Trust, which is the controlling shareholder of The RMR Group Inc., or RMR Inc. Mr. Portnoy is also a managing director and president and chief executive officer of RMR Inc. and an officer and employee of The RMR Group LLC, or RMR LLC. John G. Murray, our other Managing Trustee and our President and Chief Executive Officer, is also an officer and employee of RMR LLC. RMR LLC also provides management and administrative services to AIC, and each of our Trustees (other than Mr. Murray) is a director of AIC. See Note 10 for a further discussion of our relationships and transactions with RMR Inc. and RMR LLC and our investment in AIC.
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
At December 31, 2018 and 2017, our intangible assets and liabilities were as follows:

	As of December 31,
	2018	2017
Assets:
Tradenames and trademarks	$89,375	$89,375
Below market ground leases, net of accumulated amortization of $21,985 and $23,648, respectively	12,698	14,660
Other, net of accumulated amortization of $1,451 and $1,216, respectively	3,676	4,254
	$105,749	$108,289
Liabilities:
Above market ground leases, net of accumulated amortization of $5,441 and $6,628, respectively	$1,301	$1,741
We amortize above and below market ground leases on a straight line basis over the term of the associated lease (3 and 6 years on a weighted average basis for intangible liabilities and assets, respectively). For the years ended December 31, 2018, 2017 and 2016 amortization relating to intangible assets was $2,542, $2,814 and $2,303, respectively, and amortization relating to intangible liabilities was $455 for each of these years. As of December 31, 2018, we estimate future amortization relating to intangible assets and liabilities as follows:

	Below Market Ground Leases & Other	Above Market Ground Leases & Other
2019	$1,954	$(450)
2020	1,591	(447)
2021	1,572	(358)
2022	1,569	(21)
2023	1,740	(25)
Thereafter	7,948	—
	$16,374	$(1,301)
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
Equity Securities. As of December 31, 2018, we owned 3,420,000 common shares of TA and 2,503,777 shares of class A common stock of RMR Inc. Our equity securities are recorded at fair value based on their quoted market price at the end of each reporting period. Effective January 1, 2018, changes in the fair value of our equity securities are recorded through earnings in accordance with FASB Accounting Standards Update, or ASU, No. 2016-01, Recognition and Measurement of

Financial Assets and Financial Liabilities. Prior to January 1, 2018, unrealized gains and losses on equity securities were recorded as a component of cumulative comprehensive income (loss) in shareholders' equity. As further described in Note 10, we initially acquired 2,503,777 shares of class A common stock of RMR Inc. on June 5, 2015 for cash and share consideration of $55,922. We concluded, for accounting purposes, that the cash and share consideration we paid for our investment in these shares represented a discount to the fair value of these shares. We initially accounted for this investment under the cost method of accounting and recorded this investment at its estimated fair value of $129,722 as of June 5, 2015 using Level 3 inputs, as defined in the fair value hierarchy under United States generally accepted accounting principles, or GAAP. As a result, we recorded a liability for the amount by which the estimated fair value of these shares exceeded the price we paid for these shares. This liability is included in accounts payable and other liabilities in our consolidated balance sheets. This liability is being amortized on a straight line basis through December 31, 2035 as an allocated reduction to our business management and property management fee expense. We amortized $3,585 of this liability during each of the years ended December 31, 2018, 2017 and 2016. As of December 31, 2018, the remaining unamortized amount of this liability was $61,006. Future amortization of this liability as of December 31, 2018, is estimated to be $3,585 for each of the years 2019 through 2023 and $43,081 thereafter.
Debt Issuance Costs. Debt issuance costs consist of capitalized issuance costs related to borrowings, which are amortized to interest expense over the terms of the respective debt. Debt issuance costs, net of accumulated amortization, for our revolving credit facility are included in other assets, net in our consolidated balance sheets. As of December 31, 2018 and 2017, debt issuance costs for our revolving credit facility were $6,822 and $7,476, respectively, and accumulated amortization of debt issuance costs for our revolving credit facility were $1,005 and $6,126, respectively. Debt issuance costs, net of accumulated amortization, for our term loan and senior notes are presented as a direct deduction from the associated debt liability in our consolidated balance sheets. As of December 31, 2018 and 2017, debt issuance costs, net of accumulated amortization, for our term loan and senior notes were $22,243 and $20,226, respectively. Future amortization of debt issuance costs to be recognized with respect to our revolving credit facility, term loan and senior notes as of December 31, 2018, are estimated to be $5,593 in 2019, $5,593 in 2020, $5,039 in 2021, $4,201 in 2022, $2,394 in 2023 and $5,240 thereafter.
Revenue Recognition. We report hotel operating revenues for managed hotels in our consolidated statements of comprehensive income. We generally recognize hotel operating revenues, consisting primarily of room and food and beverage sales, when goods and services are provided.
We report rental income for leased hotels and travel centers in our consolidated statements of comprehensive income. We recognize rental income from operating leases on a straight line basis over the term of the lease agreements. Rental income includes $12,509, $12,378, and $13,570 of adjustments necessary to record scheduled rent increases under certain of our leases, the deferred rent obligations payable to us under our leases with TA and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks at our travel centers on a straight line basis in 2018, 2017 and 2016, respectively. See Notes 5, 6 and 10 for further information regarding our TA leases. Due from related persons includes $66,347 and $54,219 and other assets, net, includes $3,073 and $2,691 of straight line rent receivables at December 31, 2018 and 2017, respectively.
We determine percentage rent due to us under our leases annually and recognize it when all contingencies are met and the rent is earned. We earned percentage rental income of $3,695, $2,106 and $1,303 in 2018, 2017 and 2016, respectively.
We own all the FF&E reserve escrows for our hotels. We report deposits by our third party tenants into the escrow accounts as FF&E reserve income. We do not report the amounts which are escrowed as reserves established for the regular refurbishment of our hotels, or FF&E reserves, for our managed hotels as FF&E reserve income.
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

Segment Information. As of December 31, 2018, we had two reportable segments: hotel investments and travel center investments.
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
The Income Taxes Topic of the Codification prescribes how we should recognize, measure and present in our consolidated financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Tax benefits are recognized to the extent that it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. Our tax returns filed for the 2015 through 2018 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our consolidated statements of comprehensive income as a component of general and administrative expense.
New Accounting Pronouncements. On January 1, 2018, we adopted FASB ASU No. 2014-09 (and related clarifying guidance issued by the FASB), Revenue From Contracts With Customers, which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU No. 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU No. 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. The majority of our revenue is from hotels managed under TRS structures. The adoption of this update did not have a material impact on the amount or timing of our revenue recognition for revenues from room, food and beverage, and other hotel level sales of our managed hotels in our consolidated financial statements. A lesser portion of our revenue consists of rental income from leasing arrangements, which are specifically excluded from ASU No. 2014-09. We have adopted ASU No. 2014-09 using the modified retrospective approach.
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
On January 1, 2018, we adopted FASB ASU No. 2016-18, Restricted Cash, which requires companies to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The implementation of ASU No. 2016-18 resulted in an increase of $74,272 and $74,876 of net cash provided by operating activities and an increase of $61,371 and $65,631 of net cash used in investing activities for the years ended December 31, 2017 and 2016, respectively. This update also requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheets. Restricted cash consisting of amounts escrowed by our hotel operators pursuant to the terms of our management agreements and leases to fund periodic renovations and improvements at our hotels totaled $50,037 and $73,357 as of December 31, 2018 and 2017, respectively. See Note 6 for further information regarding our FF&E reserves. The adoption of this update did not change our balance sheet presentation.
On October 1, 2018, we adopted FASB ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which aligns the measurement and classification guidance for share based payments to nonemployees with the guidance for share based payments to employees, with certain exceptions. The adoption of this standard did not have a material impact on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. In

December 2018, the FASB issued ASU No. 2018-20 Leases (Topic 842), Narrow-Scope Improvements for Lessors. Collectively, these standards set out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). These standards require lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. These standards are effective as of January 1, 2019. Upon adoption, we applied the package of practical expedients that allows an entity to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases and (iii) initial direct costs for any expired or existing leases. Furthermore, we applied the optional transition method in ASU No. 2018-11 which allows entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption, if any. Additionally, our leases met the criteria in ASU No. 2018-11 to not separate non-lease components from the related lease component, therefore the accounting for these leases remained largely unchanged from the previous standard.
For leases where we are the lessee, we are required to record a right of use asset and a lease liability for all leases with a term greater than 12 months. As of December 31, 2018, 14 of our hotels were subject to ground leases where we are the lessee. In addition, our hotel operators enter various leases on our behalf in the normal course of business at our hotels. We believe that application of these standards will result in us recording a right of use asset and the related lease liability of between $65,000 and $75,000 for our future obligations under our ground leases and other lease agreements for which we are the lessee. The actual amounts we record upon adoption of the ASUs will vary depending on changes in discount rates, lease terms and the practical expedients we elect as discussed above. We do not expect the ASUs to have a material effect on our consolidated statements of comprehensive income or consolidated statements of cash flows.
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
Note 3. Weighted Average Common Shares
The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share:

	For the Year Ended December 31,
	2018	2017	2016
	(in thousands)
Weighted average common shares for basic earnings per share	164,229	164,146	156,062
Effect of dilutive securities: Unvested share awards	29	29	26
Weighted average common shares for diluted earnings per share	164,258	164,175	156,088
Note 4. Shareholders' Equity
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
Common Share Awards
We have common shares available for issuance under the terms of our 2012 Equity Compensation Plan, or our Share Award Plan. During the years ended December 31, 2018, 2017 and 2016, we granted 97,000 of our common shares with an aggregate market value of $2,810, 85,000 of our common shares with an aggregate market value of $2,387 and 79,100 of our common shares with an aggregate market value of $2,260, respectively, to our officers and certain other employees of our manager, RMR LLC, pursuant to the Share Award Plan. The value of the share grants was based upon the closing price of our common stock on The Nasdaq Stock Market LLC, or Nasdaq, or the New York Stock Exchange, or the NYSE, as applicable, on the date of the grant. See Note 10 for a further discussion of the grants we made to our officers and certain other employees of RMR LLC. On April 12, 2018, we granted 3,000 of our common shares with an aggregate market value of $75 to one of our Managing Trustees who was elected as a Managing Trustee that day. In addition, we granted each of our then Trustees 3,000 of our common shares in each of 2018 and 2017 and 2,500 of our common shares in 2016 with an aggregate market value of $427 ($85 per trustee), $452 ($90 per trustee) and $319 ($64 per trustee), respectively, as part of their annual compensation. The values of the share grants were based upon the closing price of our common shares on Nasdaq or NYSE, as applicable, on the dates of the grants. The shares granted to our Trustees vest immediately. The shares granted to our officers and certain other employees of RMR LLC vest in five annual installments beginning on the date of grant. Share grants are expensed ratably over the vesting period and the value of such share grants are included in general and administrative expense in our consolidated statements of comprehensive income.
A summary of shares granted, vested, forfeited and unvested under the terms of the Share Award Plan for the years ended December 31, 2018, 2017 and 2016 is as follows:

	2018		2017		2016
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares, beginning of year	146,605	$27.93	148,535	$29.40	147,004	$25.95
Shares granted	115,000	28.80	100,000	28.39	91,600	28.15
Shares vested	(96,375)	28.73	(101,930)	28.52	(90,069)	28.07
Shares forfeited	(1,230)	—	—	—	—	—
Unvested shares, end of year	164,000	$28.39	146,605	$27.93	148,535	$29.40
The 164,000 unvested shares as of December 31, 2018 are scheduled to vest as follows: 74,070 shares in 2019, 42,540 shares in 2020, 30,370 shares in 2021 and 17,020 shares in 2022. As of December 31, 2018, the estimated future compensation expense for the unvested shares was $3,669. The weighted average period over which the compensation expense will be recorded is approximately 23 months. During the years ended December 31, 2018, 2017 and 2016, we recorded $3,187, $2,759 and $2,834, respectively, of compensation expense related to the Share Award Plan.
At December 31, 2018, 2,412,017 of our common shares remain reserved for issuance under our current Share Award Plan.
Stock Repurchases
During 2018, we purchased an aggregate of 21,202 of our common shares valued at a weighted average price per common share of $28.59, based on the closing price of our common shares on Nasdaq, on the date of repurchase, from certain of our officers and certain current or former employees of RMR LLC, in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
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
During 2016, we purchased an aggregate of 20,689 of our common shares valued at a weighted average price per common share of $29.64, based on the closing price of our common shares on Nasdaq, on the dates of repurchase, from certain of our officers and certain other employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
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
Common Share Distributions
Cash distributions paid or payable by us to our common shareholders for the years ended December 31, 2018, 2017 and 2016 were $2.11 per share, or $346,832, $2.07 per share, or $340,084, and $2.03 per share, or $314,135, respectively. The characterization of our distributions paid in 2018 was 100.00% ordinary income. The characterization of our distributions paid in 2017 was 94.69% ordinary income, 4.39% return of capital and 0.92% qualified dividend. The characterization of our distributions paid in 2016 was 93.23% ordinary income, 6.17% return of capital and 0.60% qualified dividend.
On January 18, 2019, we declared a distribution of $0.53 per common share, or $87,154, which we paid on February 21, 2019, to shareholders of record on January 28, 2019 using cash on hand and borrowings under our revolving credit facility.
Cumulative Other Comprehensive Income (Loss)
Cumulative other comprehensive income (loss), as of December 31, 2018, represents our share of the comprehensive loss of AIC. See Note 10 for further information regarding this investment.
The following table presents changes in the amounts we recognized in cumulative other comprehensive income (loss) by component for the year ended December 31, 2018:

	Year Ended December 31, 2018
	Unrealized Gain	Equity in
	(Loss) on Investment	Unrealized Gain
	Securities, net	(Loss) of Investees	Total
Balance at December 31, 2017	$78,715	$643	$79,358
Amounts reclassified from cumulative other comprehensive income to retained earnings	(78,715)	(841)	(79,556)
Current year other comprehensive income	—	(68)	(68)
Balance at December 31, 2018	$—	$(266)	$(266)
Note 5. Real Estate Properties
As of December 31, 2018, we owned 326 hotels and 199 travel centers.
Our real estate properties, at cost after impairments, consisted of land of $1,626,239, buildings and improvements of $7,194,758 and furniture, fixtures and equipment of $701,976, as of December 31, 2018; and land of $1,668,797, buildings and improvements of $7,110,761 and furniture, fixtures and equipment of $648,101, as of December 31, 2017.
During 2018, 2017 and 2016, we funded $200,044, $162,482 and $191,401, respectively, for improvements to certain of our properties, which pursuant to the terms of our management and lease agreements with our managers and tenants, resulted in increases in our contractual annual minimum returns and rents of $14,888, $10,274 and $14,740 in 2018, 2017 and 2016, respectively. See Note 6 for further information about our management and lease agreements and our fundings of improvements to certain of our properties.
At December 31, 2018, 14 of our hotels were on land we leased partially or entirely from unrelated third parties. The average remaining term of the ground leases (including renewal options) is approximately 38 years (range of 20 to 69 years). Ground rent payable under nine of the ground leases is generally calculated as a percentage of hotel revenues. Twelve (12) of the 14 ground leases require annual minimum rents averaging $260 per year; future rents under two ground leases have been prepaid. Fifteen (15) of our travel centers are on land we leased partially or entirely from unrelated third parties. The remaining terms on the leases range from four months to 32 years with rents averaging $492 per year. Generally, payments of ground lease obligations are made by our managers or tenants. However, if a manager or tenant did not perform obligations under a ground lease or did not renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge, sale or transfer of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.
Acquisitions
Our allocation of the purchase price of each of our acquisitions based on the estimated fair value of the acquired assets and assumed liabilities is presented in the table below.

Properties acquired during the year ended December 31, 2018 (1)
Acquisition Date	Location	Type	Purchase Price	Land	Land Improvements	Building and Improvements	Furniture, Fixtures and Equipment	Intangible Assets
6/15/2018	Minneapolis, MN (2)	Hotel	$75,576	$2,196	$—	$68,388	$4,992	$—
6/15/2018	Baton Rouge, LA (3)	Hotel	16,022	2,242	173	12,842	765	—
10/30/2018	Scottsdale, AZ (4)	Hotel	35,999	6,450	833	25,898	2,818	—
			$127,597	$10,888	$1,006	$107,128	$8,575	$—
Properties acquired during the year ended December 31, 2017 (1)
2/1/2017	Chicago, IL (5)	Hotel	$86,201	$13,609	$40	$58,929	$11,926	$1,697
3/31/2017	Seattle, WA (6)	Hotel	$73,041	$24,562	$30	$47,103	$898	$448
5/3/2017	Columbia, SC (7)	Travel Center	$27,604	$4,040	$7,172	$16,392	$—	$—
6/2/2017	St. Louis, MO (8)	Hotel	$88,080	$4,250	$161	$79,737	$3,394	$538
6/29/2017	Atlanta, GA (9)	Hotel	$88,748	$16,612	$483	$68,864	$2,789	$—
8/1/2017	Columbus, OH (10)	Hotel	$49,188	$6,100	$49	$40,678	$2,361	$—
8/23/2017	Charlotte, NC (11)	Hotel	$44,000	$2,684	$1,012	$35,288	$5,016	$—
9/8/2017	Atlanta, GA (12)	Land	$940	$940	$—	$—	$—	$—
9/26/2017	Various (13)	Hotels	$139,923	$30,720	$6,392	$93,899	$8,912	$—
9/28/2017	Sayre, OK (14)	Travel Center	$8,672	$1,031	$—	$7,641	$—	$—
			$606,397	$104,548	$15,339	$448,531	$35,296	$2,683
Properties acquired during the year ended December 31, 2016 (15)
2/1/2016	Various (16)(17)	Hotels	$12,000	$1,953	$654	$8,153	$1,240	$—
3/16/2016	Portland, OR (16)(18)	Hotel	$114,000	$5,657	$3	$100,535	$7,805	$—
3/31/2016	Hillsboro, TX (1)(7)	Travel Center	$19,683	$4,834	$4,196	$10,653	$—	$—
6/22/2016	Various (1)(7)	Travel Centers	$23,876	$3,170	$9,280	$11,426	$—	$—
6/30/2016	Wilmington, IL (1)(7)	Travel Center	$22,297	$6,523	$3,364	$12,410	$—	$—
9/14/2016	Holbrook, AZ (1)(19)	Land	$325	$325	$—	$—	$—	$—
9/30/2016	Caryville, TN (1)(7)	Travel Center	$16,557	$2,068	$6,082	$8,407	$—	$—
12/5/2016	Milpitas, CA (16)(20)	Hotel	$46,000	$13,089	$823	$29,748	$2,340	$—
			$254,738	$37,619	$24,402	$181,332	$11,385	$—

(1)	We accounted for these transactions as acquisitions of assets.

(2)
On June 15, 2018, we acquired the 360 room Radisson Blu® hotel in Minneapolis, MN for a purchase price of $75,576, including capitalized acquisition costs of $576. We added this hotel to our management agreement with Radisson.

(3)
On June 15, 2018, we acquired the 117 suite Staybridge Suites® at Louisiana State University in Baton Rouge, LA for a purchase price of $16,022, including capitalized acquisition costs of $272. We added this hotel to our management agreement with IHG.

(4)
On October 30, 2018, we acquired a hotel with 164 suites in Scottsdale, AZ for a purchase price of $35,999, including capitalized acquisition costs of $114. We converted this hotel to the Sonesta Suites® brand and entered into a management agreement for this hotel with Sonesta.

(5)
On February 1, 2017, we acquired the 483 room Hotel Allegro in Chicago, IL for a purchase price of $86,201, including capitalized acquisition costs of $707. We added this Kimpton® branded hotel to our management agreement with IHG.

(6)
On March 31, 2017, we acquired the 121 room Hotel Alexis in Seattle, WA for a purchase price of $73,041, including capitalized acquisition costs of $1,416. We added this Kimpton® branded hotel to our management agreement with IHG.

(7)
Pursuant to a transaction agreement we entered into with TA in June 2015, we agreed to acquire from, and lease back to, TA four travel centers owned by TA that were under development for purchase prices equal to TA’s development costs and two additional travel centers TA then owned. On March 31, 2016, we acquired one of these properties from TA for $19,683. On June 22, 2016, we acquired the two travel centers TA then owned from TA for an aggregate purchase price of $23,876. On June 30, 2016, we acquired from TA another of the properties for $22,297. On September 30, 2016, we acquired from TA another of the properties for $16,557. On May 3, 2017, we acquired from TA the remaining property for $27,604. Simultaneously with these acquisitions, we leased these travel centers back to TA under our TA leases.

(8)
On June 2, 2017, we acquired the 389 room Chase Park Plaza Hotel in St. Louis, MO for a purchase price of $88,080, including capitalized acquisition costs of $466. We converted this hotel to the Royal Sonesta® hotel brand and entered into a management agreement for this hotel with Sonesta.

(9)
On June 29, 2017, we acquired the 495 room Crowne Plaza Ravinia hotel located in Atlanta, GA for a purchase price of $88,748, including capitalized acquisition costs of $144. We added this Crowne Plaza® branded hotel to our management agreement with IHG.

(10)
On August 1, 2017, we acquired the 419 room Crowne Plaza & Lofts hotel in Columbus, OH for a purchase price of $49,188, including capitalized acquisition costs of $198. We added this Crowne Plaza® branded hotel to our management agreement with IHG.

(11)
On August 23, 2017, we acquired the 300 room Crowne Plaza hotel in Charlotte, NC for a purchase price of $44,000, including capitalized acquisition costs of $143. We added this Crowne Plaza® branded hotel to our management agreement with IHG.

(12)	On September 8, 2017, we acquired a land parcel adjacent to our Crowne Plaza hotel located in Atlanta, GA for a purchase price of $940, including capitalized acquisition costs of $40.

(13)
On September 26, 2017, we acquired 14 extended stay hotels with 1,653 suites located in 12 states for a purchase price of $139,923, including capitalized acquisition costs of $1,923. In connection with this acquisition, we converted these hotels to the Sonesta ES Suites® brand and entered into management agreements for these hotels with Sonesta.

(14)
On September 28, 2017, we acquired land and certain improvements at a travel center located in Sayre, OK that we previously leased from a third party and subleased to TA for a purchase price of $8,672, including capitalized acquisition costs of $72. We now directly lease this land and these improvements to TA under our TA No. 4 lease.

(15)	The purchase prices for acquisitions for the year ended December 31, 2016 excludes acquisition related costs.

(16)
We accounted for these transactions as business combinations under previous GAAP guidance. The pro forma impact of including the results of operations of these acquisitions from the beginning of the year is not material to our consolidated financial statements.

(17)
On February 1, 2016, we acquired two extended stay hotels with 262 suites located in Cleveland and Westlake, OH for an aggregate purchase price of $12,000. We converted these hotels to the Sonesta ES Suites® brand and entered into management agreements for these hotels with Sonesta.

(18)
On March 16, 2016, we acquired the Hotel Monaco, a full service hotel with 221 rooms located in Portland, OR for a purchase price of $114,000. We added this Kimpton® branded hotel to our management agreement with IHG.

(19)
On September 14, 2016, we acquired land adjacent to a travel center that we own in Holbrook, AZ for $325. We capitalized acquisition related costs of $7 related to this transaction. We now directly lease this land to TA under our TA No. 4 lease.

(20)
On December 5, 2016, we acquired a full service hotel with 236 rooms located in Milpitas, CA for a purchase price of $46,000. We converted this hotel to the Sonesta® brand and entered into a management agreement for this hotel with Sonesta.

On February 22, 2019, we acquired the 335 room Hotel Palomar located in Washington, D.C. for a purchase price of $141,450, excluding acquisition related costs. We added this Kimpton® branded hotel to our management agreement with IHG.
See Note 6 for further information regarding our IHG and Radisson agreements. See Notes 6 and 10 for further information regarding our relationship, agreements and transactions with Sonesta and TA.

Dispositions
In January 2019, in a series of transactions, we sold 20 travel centers in 15 states to TA for $308,200. We currently expect to record a gain of approximately $160,000 in the first quarter of 2019 as a result of these sales. As of December 31, 2018, the carrying value of these travel centers of $144,008 was classified as held for sale and included in other assets, net in our consolidated balance sheet. See Notes 6 and 10 for further information regarding these transactions, our relationship and agreements with TA.
During the year ended December 31, 2017, we sold three of our Radisson branded hotels. On August 1, 2017, we sold our 159 room Radisson hotel located in Chandler, AZ for net proceeds of $9,085. On August 31, 2017, we sold our 143 room Country Inn & Suites hotel located in Naperville, IL for net proceeds of $6,313. On September 22, 2017, we sold our 209 room Park Plaza hotel located in Bloomington, MN for net proceeds of $8,030. As a result of these sales, we recorded a $9,348 gain on sale of real estate in the year ended December 31, 2017.
In December 2017, we received, net of expenses, $1,030 as the final payment with respect to a travel center we previously owned in Roanoke, VA that we leased to TA and which was taken by eminent domain proceedings brought by the Virginia Department of Transportation in 2014. This final payment was allocated to TA as set forth in the lease.
Note 6. Management Agreements and Leases
As of December 31, 2018, we owned 326 hotels and 199 travel centers, which are included in 13 operating agreements. We do not operate any of our properties.
As of December 31, 2018, 324 of our hotels are leased to our TRSs and managed by independent hotel operating companies and two hotels are leased to third parties. As of December 31, 2018, our hotel properties were managed by or leased to separate subsidiaries of Marriott, IHG, Sonesta, Wyndham, Hyatt and Radisson under eight agreements. These hotel agreements have initial terms expiring between 2019 and 2038. Each of these agreements is for between one and 100 of our hotels. In general, the agreements contain renewal options for all, but not less than all, of the affected properties included in each agreement, and the renewal terms range between 20 to 60 years. Most of these agreements require the third party manager or tenant to: (1) make payments to us of minimum returns or minimum rents; (2) deposit a percentage of total hotel sales into FF&E reserves; and (3) for our managed hotels, make payments to our TRSs of additional returns to the extent of available cash flows after payment of operating expenses, funding of the FF&E reserves, payment of our minimum returns, payment of certain management fees and replenishment of security deposits or guarantees. Some of our managers or tenants or their affiliates have provided deposits or guarantees to secure their obligations to pay us.
Marriott No. 1 agreement. Our management agreement with Marriott for 53 hotels, or our Marriott No. 1 agreement, provides that, as of December 31, 2018, we are to be paid an annual minimum return of $70,137 to the extent that gross revenues of the hotels, after payment of hotel operating expenses and funding of the FF&E reserve, are sufficient to do so. Marriott’s base and incentive management fees are only earned after we receive our minimum returns. We realized minimum returns of $69,325, $68,944 and $68,514 during the years ended December 31, 2018, 2017 and 2016, respectively, under this agreement. We also realized additional returns of $4,457, $6,180 and $10,202 during the years ended December 31, 2018, 2017 and 2016, respectively, which represent our share of hotel cash flows in excess of the minimum returns due to us for those years. We do not have any security deposits or guarantees for our minimum returns from the 53 hotels included in our Marriott No. 1 agreement. Accordingly, the minimum returns we receive from these hotels managed by Marriott are limited to the hotels' available cash flows after payment of operating expenses and funding of the FF&E reserve.
We funded $9,050 for capital improvements to certain of the hotels included in our Marriott No. 1 agreement during the year ended December 31, 2018. We currently expect to fund approximately $17,000 for capital improvements to certain hotels under our Marriott No. 1 agreement during 2019. As we fund these improvements, the annual minimum returns payable to us increase by 10% of the amounts funded.
Marriott No. 234 agreement. Our management agreement with Marriott for 68 hotels, or our Marriott No. 234 agreement, provides that, as of December 31, 2018, we are to be paid an annual minimum return of $107,350. We realized minimum returns of $106,978, $106,405 and $106,275 during the years ended December 31, 2018, 2017 and 2016, respectively, under this agreement. Pursuant to our Marriott No. 234 agreement, Marriott has provided us with a security deposit to cover minimum return payment shortfalls, if any. Under this agreement, this security deposit may be replenished and increased up to $64,700 from a share of hotel cash flows in excess of the minimum returns due to us. Marriott’s base and incentive management fees are only earned after we receive our minimum returns. During the year ended December 31, 2018, our available security deposit was replenished by $6,740 from a share of hotel cash flows in excess of the minimum returns due to us for the year. The available balance of this deposit was $32,711 as of December 31, 2018. Pursuant to our Marriott No. 234 agreement, Marriott has also provided us with a limited guaranty which expires in 2019 for shortfalls up to 90% of our minimum returns, if and after the available security deposit has been depleted. The available balance of the guaranty was $30,672 as of December 31, 2018.
We funded $9,030 for capital improvements to certain of the hotels included in our Marriott No. 234 agreement during the year ended December 31, 2018. We currently expect to fund approximately $45,000 for capital improvements to certain hotels under our Marriott No. 234 agreement during 2019. As we fund these improvements, the annual minimum returns payable to us increase by 9% of the amounts funded.
Marriott No. 5 agreement. We lease one hotel in Kauai, HI to Marriott which requires that, as of December 31, 2018, we are paid annual minimum rents of $10,321. This lease is guaranteed by Marriott and we realized $10,321, $10,159 and $10,116 of rent for this hotel during the years ended December 31, 2018, 2017 and 2016, respectively. The guaranty provided by Marriott with respect to this leased hotel is unlimited. Marriott has four renewal options for 15 years each. On August 31, 2016, Marriott notified us that it will not exercise its renewal option at the expiration of the current lease term ending on December 31, 2019.
IHG agreement. Our management agreement with IHG for 100 hotels, or our IHG agreement, provides that, as of December 31, 2018, we are to be paid annual minimum returns and rents of $193,695. We realized minimum returns and rents of $189,981, $178,883 and $158,464 during the years ended December 31, 2018, 2017 and 2016, respectively, under this agreement. We also realized additional returns under this agreement of $12,250 and $7,013 during the years ended December 31, 2017 and 2016, respectively, from our share of hotel cash flows in excess of the minimum returns and rents due to us for those years. There were no additional returns realized under this agreement during the year ended December 31, 2018.
Pursuant to our IHG agreement, IHG has provided us with a security deposit to cover minimum payment shortfalls, if any. Under this agreement, IHG is required to maintain a minimum security deposit of $37,000 and this security deposit may be replenished and increased up to $100,000 from a share of future cash flows from the hotels in excess of our minimum returns and rents. The available balance of the IHG security deposit remained at the maximum contractual amount of $100,000 as of December 31, 2018.
In connection with the February 2019 acquisition of the Hotel Palomar described in Note 5, IHG will provide us $5,000 to supplement the existing security deposit.
We funded $39,668 for capital improvements to certain of the hotels included in our IHG agreement during the year ended December 31, 2018. We currently expect to fund approximately $61,000 for capital improvements to certain hotels under our IHG agreement during 2019. As we fund these improvements, the annual minimum returns and rents payable to us increase by 8% of the amounts funded.
Sonesta agreement. As of December 31, 2018, Sonesta managed 12 of our full service hotels and 39 of our limited service hotels pursuant to management agreements for each of the hotels, which we refer to collectively as our Sonesta agreement, and a pooling agreement, which combines those management agreements for purposes of calculating gross revenues, payment of hotel operating expenses, payment of fees and distributions and minimum returns due to us. See Notes 5 and 10 for further information regarding our relationship, agreements and transactions with Sonesta.
Our Sonesta agreement provides that we are paid a fixed annual minimum return equal to 8% of our invested capital, as defined therein, which was $127,089, as of December 31, 2018, if gross revenues of the hotels, after payment of hotel operating expenses and management and related fees (other than Sonesta’s incentive fee, if applicable), are sufficient to do so. Our Sonesta agreement further provides that we are paid an additional return based upon operating profits, as defined therein, after payment of Sonesta’s incentive fee, if applicable. We realized returns of $78,076, $70,576 and $59,618 during the years ended December 31, 2018, 2017 and 2016, respectively, under our Sonesta agreement. We do not have any security deposits or guarantees for our Sonesta hotels. Accordingly, the returns we receive from our Sonesta hotels are limited to the hotels' available cash flows after payment of operating expenses including management and related fees.
Our Sonesta agreement provides that Sonesta is entitled to receive, after payment of hotel operating expenses, a base management fee equal to 3.0% of gross revenues for our full service Sonesta hotels and 5.0% of gross revenues for our limited service Sonesta hotels. Additionally, Sonesta is entitled to a reservation fee equal to 1.5% of gross room revenues, as defined in the Sonesta agreement, a system fee for centralized services of 1.5% of gross revenues, a procurement and construction supervision fee equal to 3.0% of third party costs of capital expenditures and an incentive management fee equal to 20.0% of operating profits remaining after reimbursement to us and to Sonesta of certain advances and payment of our minimum returns. Sonesta’s incentive management fee, but not its other fees, is earned only after our minimum returns are paid. Our Sonesta agreement also provides that the costs incurred by Sonesta for advertising, marketing, promotional and public relations programs and campaigns, including “frequent stay” rewards programs, for the benefit of our Sonesta hotels are subject to reimbursement by us or are otherwise treated as hotel operating expenses, subject to our approval. We incurred base management, reservation and system fees and reimbursement costs for certain guest loyalty, marketing program and third party reservation transmission fees of $34,821, $28,238 and $24,194 for the years ended December 31, 2018, 2017 and 2016, respectively, under our Sonesta agreement. In addition, we recognized procurement and construction supervision fees of $2,374, $1,080 and $1,468 for the years ended December 31, 2018, 2017 and 2016, respectively, under our Sonesta agreement. These amounts are included in hotel operating expenses or have been capitalized, as appropriate, in our consolidated financial statements.
Our Sonesta agreement does not require FF&E escrow deposits, but does require us to fund capital expenditures that we approve at our Sonesta hotels. We funded $82,329, $34,933 and $54,105 for renovations and other capital improvements to hotels included in our Sonesta agreement during the years ended December 31, 2018, 2017 and 2016, respectively. We currently expect to fund approximately $100,000 and $33,000 during 2019 and 2020, respectively, for renovations and other capital improvements to certain hotels under our Sonesta agreement. We owed Sonesta $5,703 and $4,582 for capital expenditure reimbursements and for a previously estimated overpayment of minimum returns advanced at December 31, 2018 and 2017, respectively. Amounts due from Sonesta are included in due from related persons and amounts owed to Sonesta are included in due to related persons in our consolidated balance sheets, respectively.
Our Sonesta agreement expires in January 2037, and will be extended automatically for up to two successive 15 year renewal terms unless Sonesta elects not to renew any such agreement. Under the pooling agreement, if Sonesta elects not to renew a management agreement, that will be deemed to be a notice of non-renewal for all our management agreements with Sonesta. We generally have the right to terminate a management agreement with Sonesta after three to four years without cause upon payment of a termination fee. We also have the right to terminate a management agreement with Sonesta without a termination fee if our minimum return is less than 6% of our invested capital during any three of four applicable consecutive years. Both we and Sonesta have the right to terminate any management agreement included in our Sonesta agreement upon a change in control, as defined therein, of the other party, and under certain other circumstances that, in the case of termination by Sonesta, may require that we pay a termination fee to Sonesta. Under the pooling agreement, if we terminate or Sonesta terminates a management agreement following a change of control, that will be deemed a termination of all of our management agreements with Sonesta. Under our Sonesta agreement, if we terminate without cause, or if Sonesta terminates under certain circumstances, the termination fee is an amount equal to the present value of the payments that would have been made to Sonesta as a base management fee, reservation fee, system fee and incentive management fee, each as defined therein, between the date of termination of the applicable agreement and the scheduled expiration date of the term that was remaining prior to such termination, which present value is calculated based upon the average of each of such fees earned in each of the three years ended prior to the date of termination, discounted at an annual rate equal to 8%. We may designate a hotel as “non-economic” under the pooling agreement, in which case the hotel would be subject to sale and the applicable Sonesta management agreement would be terminated, and we have an early termination right under each of the management agreements included in our Sonesta agreement if the applicable hotel does not meet certain criteria for the stipulated measurement period. These stipulated measurement periods begin on the later of January 1, 2017 and January 1st of the year beginning at least 18 months following the effective date of the applicable management agreement.
On May 8, 2018, we rebranded The Clift Hotel in San Francisco, CA to the Royal Sonesta® brand and added it to our Sonesta agreement. We previously leased this hotel to a third party. On May 8, 2018, pursuant to a settlement agreement with that third party, the lease was terminated.
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
Morgans agreement. Prior to May 8, 2018, we leased The Clift Hotel in San Francisco, CA to Morgans Hotel Group, or Morgans. This lease was scheduled to expire in 2103 and required annual rent to us of $7,595. During the period of January 1, 2018 through May 8, 2018, all contractual rent due to us under the Morgans lease was paid to us. On May 8, 2018, pursuant to a settlement agreement with Morgans and SBE Entertainment Group, LLC, our Morgans lease was terminated and Morgans surrendered possession of the hotel to us. We rebranded this hotel to the Royal Sonesta® brand and added it to our management agreement with Sonesta. The terms of the management agreement were consistent with the terms of our other management agreements with Sonesta for full service hotels.

Wyndham agreements. Our management agreement with Wyndham for 22 hotels, or our Wyndham agreement, provides that, as of December 31, 2018, we are to be paid annual minimum returns of $27,790. Pursuant to our Wyndham agreement, Wyndham has provided us with a guaranty which was limited to $35,656, subject to an annual payment limit of $17,828, and expires on July 28, 2020. This guaranty was depleted during 2017 and remained depleted as of December 31, 2018. This guaranty may be replenished from a share of future cash flows from these hotels in excess of our minimum returns. The Wyndham agreement provides that if the hotel cash flows available after payment of hotel operating expenses are less than the minimum returns due to us and if the guaranty is depleted, to avoid a default Wyndham is required to pay us the greater of the available hotel cash flows after payment of hotel operating expenses and 85% of the contractual amount due to us. We cannot be sure as to whether Wyndham will continue to pay at least the greater of available hotel cash flows after payment of hotel operating expenses and 85% of the minimum returns due to us or if Wyndham will default on its payments. During the year ended December 31, 2018, we realized returns of $23,562, which represents 85% of the returns due for the year, under this agreement. During the years ended December 31, 2017 and 2016, we realized returns of $27,452 and $26,862, respectively, under this agreement.
Our Wyndham agreement requires FF&E escrow deposits equal to 5% of total hotel sales for all hotels included in the agreement subject to available cash flows after payment of our minimum return. No FF&E escrow deposits were made during the year ended December 31, 2018.
We funded $2,882 for capital improvements to certain of the hotels included in our Wyndham agreement during the year ended December 31, 2018. We currently expect to fund approximately $15,000 for capital improvements to certain hotels under our Wyndham agreement during 2019. As we fund these improvements, the annual minimum returns payable to us increase by 8% of the amounts funded.
We also lease 48 vacation units in one of our hotels to Destinations which requires that, as of December 31, 2018, we are paid annual minimum rents of $1,493. The guaranty provided by Destinations with respect to the Destinations lease for part of one hotel is unlimited. We recognized the contractual rents of $1,814 during each of the years ended December 31, 2018, 2017 and 2016 under our Destinations lease agreement. Rental income for the years ended December 31, 2018, 2017 and 2016 for this lease includes $358, $400 and $441, respectively, of adjustments necessary to record rent on a straight line basis.
Hyatt agreement. Our management agreement with Hyatt for 22 hotels, or our Hyatt agreement, provides that, as of December 31, 2018, we are to be paid an annual minimum return of $22,037. We realized minimum returns of $22,037 during each of the years ended December 31, 2018, 2017 and 2016 under this agreement. Pursuant to our Hyatt agreement, Hyatt has provided us with a guaranty, which is limited to $50,000. During the year ended December 31, 2018, our available guaranty was replenished by $809 from a share of hotel cash flows in excess of the minimum returns due to us. The available balance of the guaranty was $21,915 as of December 31, 2018.
Radisson agreement. Our management agreement with Radisson for nine hotels, or our Radisson agreement, provides that, as of December 31, 2018, we are to be paid an annual minimum return of $18,920. We realized minimum returns of $16,183 during the year ended December 31, 2018 and $12,920 during each of the years ended December 31, 2017 and 2016. In connection with our acquisition of the Radisson Blu® hotel described in Note 5, the available balance of the guaranty under our Radisson agreement was increased by $6,000 and the guaranty cap was increased to $46,000. During the year ended December 31, 2018, our available guaranty was replenished by $3,195 from a share of hotel cash flows in excess of the minimum returns due to us. The available balance of the guarantee was $42,559 at December 31, 2018. In June 2017, we amended our Radisson agreement and agreed to sell three of our then 11 Radisson hotels. During the year ended December 31, 2017, we completed the sale of these three hotels and deposited $23,438 of the net sales proceeds into the FF&E reserve escrow account for our Radisson agreement. See Note 5 for further information regarding these sales. The net proceeds from these sales will be used to fund certain renovations to the remaining nine hotels operated under our Radisson agreement and we have agreed to fund up to $35,000 for renovation costs in excess of the net sales proceeds and available FF&E reserves. We currently expect to fund approximately $22,000 during 2019 and approximately $6,000 during 2020 for these renovations. Our annual minimum returns and the limited guaranty cap under our Radisson agreement will each increase by 8% of any amounts we fund (excluding the net sales proceeds described above). In addition, as part of our June 2017 agreement with Radisson, the initial term of the management agreement and the limited guaranty provided by Radisson were extended to December 31, 2035.
TA leases. As of December 31, 2018, we leased to TA a total of 199 travel centers under five leases that expired between 2026 and 2032 and required aggregate annual minimum rents of $289,231. Pursuant to a rent deferral agreement with TA, TA previously deferred as of December 31, 2010 a total of $150,000 of rent payable to us, which remained outstanding as of December 31, 2018. This deferred rent obligation was allocated among our TA leases and, as of December 31, 2018, was due at the end of the initial terms of the respective leases, except for our TA No. 5 lease, in which case the applicable deferred rent was due and payable on June 30, 2024.

On January 16, 2019, we entered agreements with TA, or the Transaction Agreements, pursuant to which in January 2019:

•	We sold to TA 20 travel center properties for a total purchase price of $308,200. TA previously leased those properties from us.

•	Upon completing these transactions, these travel center properties were removed from the TA leases.

•
Commencing on April 1, 2019, TA will pay to us 16 quarterly installments of approximately $4,400 each (an aggregate of $70,458) to fully satisfy and discharge its $150,000 deferred rent obligation to us that otherwise would have become due in five installments between 2024 and 2030.

•
Commencing with the year ending December 31, 2020, TA will be obligated to pay to us an additional amount of percentage rent equal to one-half percent (0.5%) of the excess of its annual nonfuel revenues at leased sites over the nonfuel revenues for each respective site for the year ending December 31, 2019.

•	The term of each TA lease was extended by three years.

•	Certain of the 179 travel center properties that TA continues to lease from us were reallocated among the TA leases.
The number of travel centers, the terms, the annual minimum rent and the deferred rent balances owed to us by TA under our TA leases as of February 26, 2019, were as follows:

	Number of Travel Centers (1)	Initial Term End (2)	Annual Minimum Rent (1)	Deferred Rent (3)
TA No. 1 Lease	36	December 31, 2032	$49,018	$14,175
TA No. 2 Lease	36	December 31, 2031	44,663	12,847
TA No. 3 Lease	35	December 31, 2029	42,404	12,603
TA No. 4 Lease	37	December 31, 2033	48,381	12,961
TA No. 5 Lease	35	June 30, 2035	61,617	17,872
	179		$246,083	$70,458

(1)
Pursuant to the Transaction Agreements, in January 2019, we sold to TA 20 travel center properties we leased to TA as of December 31, 2018. As of December 31, 2018, of these 20 travel centers, five were included in TA No. 1 lease, four were included in TA No. 2 lease, five were included in TA No. 3 lease, one was included in TA No. 4 lease and five were included in TA No. 5 lease. In addition, certain properties were re-allocated amongst the lease pools to balance the portfolios' financial profile and maintain geographic diversity. Upon the sale of these 20 travel centers, the properties were removed from the applicable leases and the annual minimum rent payable to us by TA under TA Nos. 1, 2, 3, 4 and 5 lease was reduced by $4,694, $10,192, $12,350, $6,982 and $8,930, respectively.

(2)
TA has two renewal options of 15 years each under each of our TA leases. Pursuant to the Transaction Agreements, the term of each of the TA leases was extended by three years from their previous expiration dates. The lease terms listed in the table include the extended three year terms.

(3)
Pursuant to the Transaction Agreements, TA agreed to make 16 quarterly installments of $4,400 each commencing April 1, 2019, or $70,458 in aggregate, to repay and fully satisfy and discharge the $150,000 in deferred rent TA owed us.

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
We recognized rental income of $302,309, $293,273 and $279,175 for the years ended December 31, 2018, 2017 and 2016, respectively, under our TA leases. Rental income for the years ended December 31, 2018, 2017 and 2016 includes $12,127, $11,966 and $13,132, respectively, of adjustments necessary to record the deferred rent obligations under our TA leases and the estimated future payments to us by TA for the cost of removing underground storage tanks, in each case, on a straight line basis. As of December 31, 2018 and 2017, we had receivables for current rent amounts owed to us by TA and straight line rent adjustments of $91,212 and $78,513, respectively. These amounts are included in due from related persons in our consolidated balance sheets. We recognized the deferred rent obligations under our TA leases as rental income on a straight line basis over periods to 2024 through 2030, depending on the applicable lease terms because we believed the future payment of these amounts to us by TA was reasonably assured. Beginning in January 2019, our recognition of the amended deferred rent obligations were recorded on a straight line basis over the new lease terms of our TA leases.
In addition to the payment of annual minimum rent, our TA Nos. 1, 2, 3 and 4 leases provide for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2015 non-fuel revenues, and, pursuant to the Transaction Agreements, an additional half percent (0.5%) of non-fuel revenues above 2019 non-fuel revenues beginning with the year ending December 31, 2020) and our TA No. 5 lease provides for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2012 non-fuel revenues, and, pursuant to the Transaction Agreements, an additional 0.5% of non-fuel revenues above 2019 non-fuel revenues beginning with the year ending December 31, 2020). We waived $372 of percentage rent under our TA No. 5 lease for the year ended December 31, 2016 pursuant to a prior agreement. As of December 31, 2016, we cumulatively waived all of the $2,500 of percentage rent we previously agreed to waive. The total amount of percentage rent from TA that we recognized (which, for the year ended December 31, 2016, is net of the amount waived for that period) was $3,548, $2,106 and $1,303 for the years ended December 31, 2018, 2017 and 2016, respectively.
Under our TA leases, TA may request that we fund capital improvements in return for increases in TA’s annual minimum rent according to the following formula: the annual minimum rent is increased by an amount equal to the amount funded by us multiplied by the greater of (1) 8.5% or (2) a benchmark U.S. Treasury interest rate plus 3.5%. TA is not obligated to request and we are not obligated to fund any such improvements. We funded $56,346, $84,632 and $109,926 during the years ended December 31, 2018, 2017 and 2016, respectively, for capital improvements to our travel center properties and, as a result, TA’s annual minimum rent payable to us increased by $4,789, $7,194 and $9,344, respectively. We currently expect to fund $30,000 for renovations and other capital improvements to our travel centers during the year ending December 31, 2019.
See Note 5 for further information regarding the effects of certain of our property acquisitions and dispositions on our leases with TA.
As of December 31, 2018, the average remaining current terms of our management agreements and leases with parties other than our TRSs, weighted based on minimum returns or rents, was approximately 13.0 years. As of December 31, 2018, our leases with parties other than our TRSs provide for contractual minimum rents to be paid to us during the remaining current terms as follows:

2019	$309,099
2020	298,828
2021	298,335
2022	296,756
2023	296,809
Thereafter	2,017,031
Total	$3,516,858

Note 7. Business and Property Management Agreements with RMR LLC
We have no employees. The personnel and various services we require to operate our business are provided to us by RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally, and (2) a property management agreement, which relates to our property level operations of the office building component of one of our hotels. See Note 10 for further information regarding our relationship, agreements and transactions with RMR LLC.

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

•	Incentive Management Fee. The incentive management fee which may be earned by RMR LLC for an annual period is calculated as follows:

◦	An amount, subject to a cap based on the value of our common shares outstanding, equal to 12% of the product of:

-	our equity market capitalization on the last trading day of the year immediately prior to the relevant three year measurement period, and

-
the amount (expressed as a percentage) by which the total return per share, as defined in the business management agreement and further described below, of our common shareholders (i.e., share price appreciation plus dividends) exceeds the total shareholder return of the SNL U.S. REIT Hotel Index, or the benchmark return per share, for the relevant measurement period.

For purposes of the total return per share of our common shareholders, share price appreciation for a measurement period is determined by subtracting (1) the closing price of our common shares on Nasdaq on the last trading day of the year immediately before the first year of the applicable measurement period, or the initial share price, from (2) the average closing price of our common shares on the 10 consecutive trading days having the highest average closing prices during the final 30 trading days in the last year of the measurement period.

◦
The calculation of the incentive management fee (including the determinations of our equity market capitalization, initial share price and the total return per share of our common shareholders) is subject to adjustments if additional common shares are issued during the measurement period.

◦	No incentive management fee is payable by us unless our total return per share during the measurement period is positive.

◦	The measurement periods are three year periods ending with the year for which the incentive management fee is being calculated.

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

Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $39,942, $40,694 and $36,802 for the years ended December 31, 2018, 2017 and 2016, respectively. The net business management fees we recognized are included in general and administrative expenses in our consolidated statements of comprehensive income for these periods. The net business management fees we recognized for each of the years ended December 31, 2018, 2017 and 2016 reflect a reduction of $3,585 for each of those years for the amortization of the liability we recorded in connection with the Up-C Transaction, as further described in Note 2.
Pursuant to our business management agreement, in January 2019, 2018 and 2017, we paid RMR LLC an incentive management fee of $53,635, $74,573 and $52,407 for the years ended December 31, 2018, 2017 and 2016, respectively. In calculating the incentive management fee payable by us, our total shareholder return per share was adjusted in accordance with the business management agreement to reflect aggregate net increases in the number of our common shares outstanding as a result of certain share issuances and repurchases by us during the three year measurement period. In addition, the calculation of our benchmark return per share was also adjusted for these issuances and repurchases in accordance with the business management agreement in 2018, 2017 and 2016, respectively.

•
Property Management and Construction Supervision Fees. The property management fees payable to RMR LLC by us for each applicable period are equal to 3.0% of gross collected rents and the construction supervision fees payable to RMR LLC by us for each applicable period are equal to 5.0% of construction costs for the office building component of one of our hotels that is subject to our property management agreement with RMR LLC.

Pursuant to our property management agreement with RMR LLC, we recognized aggregate property management and construction supervision fees of $64, $45 and $64 for the years ended December 31, 2018, 2017 and 2016, respectively. These amounts are included in hotel operating expenses in our consolidated statements of comprehensive income.

•
Expense Reimbursement. We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf. We are generally not responsible for payment of RMR LLC’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC employees assigned to work exclusively or partly at the office building component of one of our hotels, our share of the wages, benefits and other related costs of RMR LLC's centralized accounting personnel, our share of RMR LLC’s costs for providing our internal audit function, and as otherwise agreed. Our property level operating expenses are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. We reimbursed RMR LLC $226, $206 and $171 for property management related expenses related to the office building component of one of our hotels for the years ended December 31, 2018, 2017 and 2016, respectively. These amounts are included in hotel operating expenses in our consolidated statements of comprehensive income for these periods. Our Audit Committee appoints our Director of Internal Audit and our Compensation Committee approves the costs of our internal audit function. The amounts recognized as expense for internal audit costs were $173, $276 and $235 for the years ended December 31, 2018, 2017 and 2016, respectively. These amounts are included in general and administrative expenses in our consolidated statements of comprehensive income for these periods.

•
Term. Our management agreements with RMR LLC have terms that end on December 31, 2039, and automatically extend on December 31st of each year for an additional year, so that the terms of our management agreements thereafter end on the 20th anniversary of the date of the extension.

•
Termination Rights. We have the right to terminate one or both of our management agreements with RMR LLC: (i) at any time on 60 days’ written notice for convenience, (ii) immediately on written notice for cause, as defined therein, (iii) on written notice given within 60 days after the end of an applicable calendar year for a performance reason, as defined therein, and (iv) by written notice during the 12 months following a change of control of RMR

LLC, as defined therein. RMR LLC has the right to terminate the management agreements for good reason, as defined therein.

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

•
Vendors. Pursuant to our management agreements with RMR LLC, RMR LLC may from time to time negotiate on our behalf with certain third party vendors and suppliers for the procurement of goods and services to us. As part of this arrangement, we may enter agreements with RMR LLC and other companies to which RMR LLC or its subsidiaries provides management services for the purpose of obtaining more favorable terms from such vendors and suppliers.

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

Note 8. Indebtedness
Our principal debt obligations at December 31, 2018 were: (1) $177,000 of outstanding borrowings under our $1,000,000 unsecured revolving credit facility; (2) our $400,000 unsecured term loan; and (3) $3,650,000 aggregate outstanding principal amount of senior unsecured notes. Our revolving credit facility and our term loan are governed by a credit agreement with a syndicate of institutional lenders.
We have a $1,000,000 revolving credit facility that is available for general business purposes, including acquisitions. Our revolving credit facility provides that we can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. On May 10, 2018, we amended and restated the credit agreement governing our revolving credit facility and our term loan. As a result of the amendment, the interest rate payable on borrowings under our revolving credit facility was reduced from a rate of LIBOR plus a premium of 110 basis points per annum to a rate of LIBOR plus a premium of 100 basis points per annum. The facility fee remained unchanged at 20 basis points per annum on the total amount of lending commitments under this facility. The interest rate premium and facility fee are each subject to adjustment based upon changes to our credit ratings. Also as a result of the amendment, the stated maturity date of this facility was extended from July 15, 2018 to July 15, 2022, and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to further extend the maturity date of the facility for two additional six month periods. As a result of this amendment, we recognized a loss on early extinguishment of debt related to the revolving credit facility of $90 during the year ended December 31, 2018 to write off unamortized debt issuance costs.
As of December 31, 2018, the annual interest rate payable on borrowings under our revolving credit facility was 3.42%. The weighted average annual interest rate for borrowings under our revolving credit facility was 3.06%, 2.24% and 1.60% for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had $177,000 outstanding and $823,000 available under our revolving credit facility. As of February 26, 2019, we had $161,000 outstanding and $839,000 available to borrow under our revolving credit facility.
As a result of the amendment to our credit agreement, the interest rate payable on borrowings under our term loan was reduced from a rate of LIBOR plus a premium of 120 basis points per annum to a rate of LIBOR plus a premium of 110 basis points per annum, subject to adjustment based upon changes to our credit ratings. Also as a result of the amendment, the stated maturity date of the term loan was extended from April 15, 2019 to July 15, 2023. Our term loan is prepayable without penalty at any time. As a result of this amendment, we recognized a loss on early extinguishment of debt related to the term loan of $70 during the year ended December 31, 2018 to write off unamortized debt issuance costs.
As of December 31, 2018, the annual interest rate for the amount outstanding under our term loan was 3.45%. The weighted average annual interest rate for borrowings under our term loan was 3.12%, 2.27% and 1.68% for the years ended December 31, 2018, 2017 and 2016, respectively.
Our credit agreement also includes a feature under which maximum aggregate borrowings may be increased to up to $2,300,000 on a combined basis in certain circumstances. Our credit agreement and our unsecured senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business manager. Our credit agreement and our unsecured senior notes indentures and their supplements also contain a number of covenants, including covenants that restrict our ability to incur debts or to make distributions under certain circumstances and generally require us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of our credit agreement and our unsecured senior notes indentures and their supplements at December 31, 2018.
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
None of our debt obligations require sinking fund payments prior to their maturity dates.
The required principal payments due during the next five years and thereafter under all our outstanding debt at December 31, 2018 are as follows:

2019	$—
2020	—
2021	400,000
2022	677,000
2023	900,000
Thereafter	2,250,000
$4,227,000
Note 9. Income Taxes

Our provision (benefit) for income taxes consists of the following:

	For the Year Ended December 31,
	2018	2017	2016
Current:
Federal (1)	$—	$(5,431)	$—
State	1,575	1,713	1,631
Foreign	667	670	2,380
	2,242	(3,048)	4,011
Deferred:
Foreign	(1,047)	(236)	9
	(1,047)	(236)	9
	$1,195	$(3,284)	$4,020
(1) We realized a $5,431 tax benefit in 2017 related to the enactment of the Tax Cuts and Jobs Act, or the Tax Act.
A reconciliation of our effective tax rate and the current U.S. Federal statutory income tax rate is as follows:

	For the Year Ended December 31,
	2018	2017	2016
Taxes at statutory U.S. federal income tax rate	21.0%	35.0%	35.0%
Nontaxable income of HPT	(21.0)%	(35.0)%	(35.0)%
Minimum tax credit refund	0.0%	(2.6)%	0.0%
State and local income taxes, net of federal tax benefit	0.8%	0.8%	0.8%
Foreign taxes	(0.2)%	0.2%	1.0%
Tax Act adjustment	0.0%	21.8%	0.0%
Change in valuation allowance	0.0%	(21.8)%	0.0%
Other differences, net	0.0%	0.0%	0.0%
Effective tax rate	0.6%	(1.6)%	1.8%
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

	For the Year Ended December 31,
	2018	2017
Deferred tax assets:
Tax credits	$5,492	$5,984
Tax loss carryforwards	90,816	85,661
Other	2,829	3,047
	99,137	94,692
Valuation allowance	(99,137)	(94,692)
	—	—
Deferred tax liabilities:
Property basis difference	(7,174)	(8,221)
Net deferred tax liabilities	$(7,174)	$(8,221)

Net deferred tax liabilities are included in accounts payable and other liabilities in the accompanying consolidated balance sheets.
On January 31, 2007, we succeeded to certain tax attributes in connection with our acquisition of TravelCenters of America, Inc., including net operating loss carryforwards and tax credit carryforwards. At December 31, 2018 and 2017, we had a net deferred tax asset, prior to any valuation allowance, of $33,871 and $37,800, respectively, related to these carryover tax attributes. Because of the uncertainty surrounding our ability to realize the future benefit of these assets we have provided a 100% valuation allowance as of December 31, 2018 and 2017. As of December 31, 2018 these carryover tax attributes consist of: (i) net operating loss carryforwards for federal income tax purposes of approximately $119,724 which begin to expire in 2026 if unused and (ii) general business tax credits of $5,492 which began to expire in 2009. The utilization of these tax loss carryforwards and tax credits is subject to limitations under Section 382 of the IRC.
At December 31, 2018 and 2017, our consolidated TRS had a net deferred tax asset, prior to any valuation allowance, of $59,892 and $51,589 respectively, which consists primarily of the tax benefit of net operating loss carryforwards and tax credits. Because of the uncertainty surrounding our ability to realize the future benefit of these assets, we have provided a 100% valuation allowance as of December 31, 2018 and 2017. As of December 31, 2018, our consolidated TRS had net operating loss carryforwards for federal income tax purposes of approximately $239,005 which begin to expire in 2023 if unused.
Note 10. Related Person Transactions
We have relationships and historical and continuing transactions with TA, Sonesta, RMR LLC, The RMR Group Inc., or RMR Inc., AIC and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR is a majority owned subsidiary of RMR Inc. One of our Managing Trustees, Adam D. Portnoy, is the sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. and is a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. Barry M. Portnoy was our other Managing Trustee and a managing director and an officer of RMR Inc. and an officer and employee of RMR LLC until his death on February 25, 2018. Mr. Mark L. Kleifges, our Chief Financial Officer and Treasurer, resigned from his positions with us effective December 31, 2018. John G. Murray, our other Managing Trustee and our President and Chief Executive Officer, and each of our other officers is also an officer and employee of RMR LLC, including Ethan S. Bornstein, the brother-in-law of Adam Portnoy, and Brian E. Donley, who succeeded Mark L. Kleifges as our Chief Financial Officer and Treasurer effective January 1, 2019.
Certain of TA’s and Sonesta’s executive officers are officers and employees of RMR LLC. Our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR LLC or its subsidiaries provide management services. Adam Portnoy serves, and, until his death, Barry Portnoy served, as a managing director or managing trustee of these companies and other officers of RMR LLC serve as managing trustees or managing directors of certain of these companies. In addition, officers of RMR LLC and RMR Inc. serve as our officers and officers of other companies to which RMR LLC or its subsidiaries provide management services.
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
Lease With RMR LLC. We lease office space to RMR LLC in the office building component of one of our hotels. We recognized rental income from RMR LLC for leased office space of $35 for each of the years ended December 31, 2018, 2017 and 2016. Our office space lease with RMR LLC is terminable by RMR LLC if our management agreements with RMR LLC are terminated.
Share Awards to RMR LLC Employees. As described in Note 4, we award shares to our officers and other employees of RMR LLC annually. Generally, one fifth of these awards vest on the grant date and one fifth vests on each of the next four anniversaries of the grant dates. In certain instances, we may accelerate the vesting of an award, such as in connection with the award holder’s retirement as an officer of us or an officer or employee of RMR LLC. These awards to RMR LLC employees are in addition to the share awards granted to our current and former Managing Trustees, as Trustee compensation, and the fees we paid to RMR LLC. See Note 4 for information regarding our share awards and activity as well as certain share purchases we made in connection with share award recipients satisfying tax withholding obligation on vesting share awards.

Ownership Interest in RMR Inc. and Registration and Lock-up Agreements. We currently hold 2,503,777 shares of class A common stock of RMR Inc. which we acquired in June 2015 in a transaction pursuant to which, among other things, we and three other REITs then managed by RMR LLC acquired class A common stock of RMR Inc. and entered into amended and restated business and property management agreements with RMR LLC. We are party to a registration rights agreement with RMR Inc. covering the shares of class A common stock of RMR Inc. issued to us in this transaction, pursuant to which we have demand and piggyback registration rights, subject to certain limitations.
We are also party to a lock up and registration rights agreement with ABP Trust, Adam Portnoy and Barry Portnoy pursuant to which they (on behalf of themselves and their permitted transferees) agreed not to transfer the 1,490,000 of our common shares ABP Trust received in this transaction for a 10 year period ending on June 5, 2025 and we granted them certain registration rights, subject, in each case, to certain exceptions.
TA. TA was our 100% owned subsidiary until we distributed its common shares to our shareholders in 2007. TA is our largest tenant and property operator, leasing 32% of our gross carrying value of real estate properties as of December 31, 2018. We are TA’s largest shareholder; as of December 31, 2018, we owned 3,420,000 common shares, representing approximately 8.5% of TA’s outstanding common shares. One of our Managing Trustees, Adam Portnoy, is a managing director of TA. Barry Portnoy served as a managing director of TA until his death on February 25, 2018. Thomas O’Brien, TA's former managing director and former president and chief executive officer, who resigned effective December 31, 2017, was also an officer of RMR LLC until December 31, 2017, and was an executive officer of ours until 2007. TA’s chief executive officer, president and chief operating officer, executive vice president, chief financial officer and treasurer and executive vice president and general counsel are also officers and employees of RMR LLC. RMR LLC provides management services to both us and TA. As of December 31, 2018, RMR LLC owned 1,492,691 common shares, representing approximately 3.7% of TA’s outstanding common shares.
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
Sonesta. Sonesta is a private company majority owned by one of our Managing Trustees, Adam Portnoy, who also serves as Sonesta’s director. Barry Portnoy also served as a director of Sonesta and was the other shareholder of Sonesta until his death on February 25, 2018. Sonesta’s other director serves as RMR Inc.’s executive vice president, general counsel and secretary and as our Secretary. Sonesta’s chief executive officer and chief financial officer are officers of RMR LLC. Certain other officers and employees of Sonesta are former employees of RMR LLC. RMR LLC also provides certain services to Sonesta. As of December 31, 2018, Sonesta managed 51 of our hotels pursuant to our Sonesta agreement. See Notes 5 and 6 for further information regarding our relationships, agreements and transactions with Sonesta.
AIC. We, ABP Trust, TA and four other companies to which RMR LLC provides management services currently own AIC, an Indiana insurance company, in equal amounts and are parties to a shareholders agreement regarding AIC. All our Trustees (other than John G. Murray) and all the independent trustees and independent directors of the other AIC shareholders currently serve on the board of directors of AIC. RMR LLC provides management and administrative services to AIC pursuant to a management and administrative services agreement with AIC. Pursuant to this agreement, AIC pays to RMR LLC a service fee equal to 3% of the total annual net earned premiums payable under then active policies issued or underwritten by AIC or by a vendor or an agent of AIC on its behalf or in furtherance of AIC’s business.
We and the other AIC shareholders participate in a combined property insurance program arranged and insured or reinsured in part by AIC. We paid aggregate annual premiums, including taxes and fees, of $5,738, $6,387 and $4,004 in connection with this insurance program for the policy years ending June 30, 2019, 2018 and 2017, respectively, which amount for the policy year ending June 30, 2019 may be adjusted from time to time as we acquire or dispose of properties that are included in this insurance program.
As of December 31, 2018, 2017 and 2016, our investment in AIC had a carrying value of $8,639, $8,192 and $7,123, respectively. These amounts are included in other assets in our consolidated balance sheets. We recognized income of $515, $607 and $137 related to our investment in AIC for the years ended December 31, 2018, 2017 and 2016, respectively. These amounts are presented as equity in earnings of an investee in our consolidated statements of comprehensive income. Our other comprehensive income (loss) includes our proportionate part of unrealized gains (losses) on securities which are owned and held for sale by AIC of $(68), $460 and $152 related to our investment in AIC for the years ended December 31, 2018, 2017 and 2016, respectively.
Directors’ and Officers’ Liability Insurance. We, RMR Inc., RMR LLC and certain other companies to which RMR LLC or its subsidiaries provide management services, including TA, participate in a combined directors’ and officers’ liability insurance policy. The current combined policy expires in September 2020. We paid aggregate premiums of $247, $253 and $141 in 2018, 2017 and 2016, respectively, for these policies.
Note 11. Concentration
Geographic Concentration
At December 31, 2018, our 525 properties were located in 45 states in the United States, Ontario, Canada and Puerto Rico. Between 5% and 11% of our properties, by investment, were located in each of California, Texas, Georgia and Illinois. Our two hotels in Ontario, Canada and our hotel in Puerto Rico represent 2% of our hotels, by investment, in the aggregate at December 31, 2018.
Credit Concentration
All of our managers and tenants are subsidiaries of other companies. The percentage of our annual minimum returns and rents, for each management or lease agreement is shown below, as of December 31, 2018.

Agreement Reference Name	Number of Properties	Annual Minimum Returns/Rents	% of Total	Investment(1)	% of Total
Marriott (No. 1)	53	$70,137	8%	$706,308	7%
Marriott (No. 234)	68	107,350	13%	1,012,394	10%
Marriott (No. 5)	1	10,321	1%	90,078	1%
Subtotal Marriott	122	187,808	22%	1,808,780	18%
IHG (2)	100	193,695	22%	2,096,012	21%
Sonesta	51	127,089	14%	1,695,809	16%
Wyndham(3)	22	29,283	4%	396,682	4%
Hyatt	22	22,037	3%	301,942	3%
Radisson	9	18,920	2%	270,105	3%
Subtotal Hotels	326	578,832	67%	6,569,330	65%
TA (No. 1)	40	53,712	6%	688,204	7%
TA (No. 2)	40	54,855	6%	694,852	7%
TA (No. 3)	39	54,754	6%	644,820	6%
TA (No. 4)(4)	40	55,363	7%	629,193	6%
TA (No. 5)	40	70,547	8%	897,685	9%
Subtotal TA	199	289,231	33%	3,554,754	35%
Total	525	$868,063	100%	$10,124,084	100%

(1)
Represents historical cost of our properties plus capital improvements funded by us less impairment writedowns, if any, and excludes capital improvements made from FF&E reserves funded from hotel operations which do not result in increases to minimum returns or rents.

(2)	The annual minimum return/minimum rent amount presented includes $7,908 of rent related to our lease with IHG for one hotel in Puerto Rico.

(3)	The annual minimum return/minimum rent amount presented includes $1,493 of rent related to our lease with Destinations for 48 vacation units in one hotel.

(4)	The annual minimum rent amount for our TA No. 4 lease includes approximately $2,175 of ground rent paid by TA for a property we lease and sublease to TA.
Minimum return and minimum rent payments due to us under some of these hotel management agreements and leases are supported by guarantees. The guaranty provided by Marriott with respect to the 68 hotels managed by Marriott under our Marriott No. 234 agreement is limited to $40,000 ( $30,672 remaining at December 31, 2018) and expires on December 31, 2019. The guaranty provided by Wyndham with respect to the 22 hotels managed by Wyndham is limited to $35,656 and expires on July 28, 2020. During the year ended December 31, 2017, the hotels under this agreement generated cash flows that were less than the minimum returns due to us and the remaining guaranty was depleted and remains depleted as of December 31, 2018. The guaranty provided by Hyatt with respect to the 22 hotels managed by Hyatt is limited to $50,000 ($21,915  remaining at December 31, 2018). The guaranty provided by Radisson with respect to the nine hotels managed by Radisson is limited to $46,000 ( $42,559 remaining at December 31, 2018). These guarantees may be replenished by future cash flows from the hotels in excess of our minimum returns. The guaranty provided by Wyndham for the lease with Destinations is unlimited. The guaranty provided by Marriott with respect to the one hotel leased by Marriott (Marriott No. 5 agreement) is unlimited.
Security deposits support minimum return and minimum rent payments that may be due to us under some of our management agreements and leases. As of December 31, 2018, we hold security deposits for our 100 hotels managed or leased by IHG ($100,000) and for the 68 hotels included in our Marriott No. 234 agreement ($32,711). These deposits may be replenished further in the future from available cash flows.
Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $50,203, $31,477 and $28,421 less than the minimum returns due to us for the years ended December 31, 2018, 2017, and 2016, respectively. When managers of these hotels are required to fund the shortfalls under the terms of our management agreements or their guarantees, we reflect such fundings (including security deposit applications) in our consolidated statements of comprehensive income as a reduction of hotel operating expenses. The reduction to hotel operating expenses was $5,569, $4,673 and $2,918 in the years ended December 31, 2018, 2017 and 2016, respectively. When we reduce the amounts of the security deposits we hold for any of our operating agreements for payment deficiencies, it does not result in additional cash flows to us of the deficiency amounts, but reduces the refunds due to the respective tenants or managers who have provided us with these deposits upon expiration of the respective operating agreement. The security deposits are non-interest bearing and are not held in escrow. We had shortfalls at certain of our managed hotel portfolios not funded by the managers of these hotels under the terms of our management agreements of $44,634 during the year ended December 31, 2018 which represents the unguaranteed portion of our minimum returns from our Sonesta and Wyndham agreements. We had shortfalls at certain of our managed hotel portfolios not funded by the managers of these hotels under the terms of our management agreements of $26,804 and $25,503 during the years ended December 31, 2017 and 2016, respectively, which represents the unguaranteed portion of our minimum returns from our Sonesta agreement.
Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $35,464, $68,338 and $81,227 more than the minimum returns due to us during the years ended December 31, 2018, 2017 and 2016, respectively. Certain of our guarantees and our security deposits may be replenished by a share of future cash flows from the applicable hotel operations in excess of the minimum returns due to us pursuant to the terms of the respective agreements. When our guarantees and security deposits are replenished by cash flows from hotel operations, we reflect such replenishments in our consolidated statements of comprehensive income as an increase to hotel operating expenses. We had $10,743, $25,419 and $34,148 of guaranty and security deposit replenishments during the years ended December 31, 2018, 2017 and 2016, respectively.
Note 12. Selected Quarterly Financial Data (Unaudited)

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$528,633	$611,951	$603,153	$550,799
Net income (loss)	80,206	97,289	117,099	(108,860)
Net income (loss) available for common shareholders	80,206	97,289	117,099	(108,860)
Net income (loss) available for common shareholders per share (basic and diluted)(1)	0.49	0.59	0.71	(0.66)
Distributions per common share(2)	0.52	0.53	0.53	0.53

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$488,602	$570,603	$577,588	$535,142
Net income	37,171	60,699	85,728	31,545
Net income available for common shareholders	25,843	60,699	85,728	31,545
Net income available for common shareholders per share (basic and diluted)(1)	0.16	0.37	0.52	0.19
Distributions per common share(2)	0.51	0.52	0.52	0.52

(1)
The sum of per common share amounts for the four quarters differs from annual per share amounts due to the required method of computing weighted average number of shares in interim periods and rounding.

(2)	Amounts represent distributions paid in the periods shown.
Note 13. Segment Information
We aggregate our hotels and travel centers into two reportable segments, hotel investments and travel center investments, based on their similar operating and economic characteristics.

	For the Year Ended December 31, 2018
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$1,960,958	$—	$—	$1,960,958
Rental income	26,137	302,309	—	328,446
FF&E reserve income	5,132	—	—	5,132
Total revenues	1,992,227	302,309	—	2,294,536

Hotel operating expenses	1,392,355	—	—	1,392,355
Depreciation and amortization	255,759	147,318	—	403,077
General and administrative	—	—	104,862	104,862
Total expenses	1,648,114	147,318	104,862	1,900,294

Dividend income	—	—	2,754	2,754
Unrealized losses on equity securities	—	—	(16,737)	(16,737)
Interest income	990	—	538	1,528
Interest expense	—	—	(195,213)	(195,213)
Loss on early extinguishment of debt	—	—	(160)	(160)
Income (loss) before income taxes and equity in earnings of an investee	345,103	154,991	(313,680)	186,414
Income tax expense	—	—	(1,195)	(1,195)
Equity in earnings of an investee	—	—	515	515
Net income (loss)	$345,103	$154,991	$(314,360)	$185,734

	As of December 31, 2018
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$4,586,709	$2,398,118	$192,252	$7,177,079

	For the Year Ended December 31, 2017
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$1,843,501	$—	$—	$1,843,501
Rental income	30,491	293,273	—	323,764
FF&E reserve income	4,670	—	—	4,670
Total revenues	1,878,662	293,273	—	2,171,935

Hotel operating expenses	1,279,547	—	—	1,279,547
Depreciation and amortization	242,829	143,830	—	386,659
General and administrative	—	—	125,402	125,402
Total expenses	1,522,376	143,830	125,402	1,791,608

Gain on sale of real estate	9,348	—	—	9,348
Dividend income	—	—	2,504	2,504
Interest income	401	—	397	798
Interest expense	—	—	(181,579)	(181,579)
Loss on early extinguishment of debt	—	—	(146)	(146)
Income (loss) before income taxes, equity in earnings of an investee and gain on sale of real estate	366,035	149,443	(304,226)	211,252
Income tax benefit	—	—	3,284	3,284
Equity in earnings of an investee	—	—	607	607
Net income (loss)	$366,035	$149,443	$(300,335)	$215,143

	As of December 31, 2017
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$4,477,512	$2,476,073	$196,800	$7,150,385

	For the Year Ended December 31, 2016
	Hotels	Travel Centers	Corporate	Consolidated
Hotel operating revenues	$1,733,103	$—	$—	$1,733,103
Rental income	30,425	279,175	—	309,600
FF&E reserve income	4,508	—	—	4,508
Total revenues	1,768,036	279,175	—	2,047,211

Hotel operating expenses	1,202,538	—	—	1,202,538
Depreciation and amortization	224,335	133,007	—	357,342
General and administrative	—	—	99,105	99,105
Acquisition related costs	1,367	—	—	1,367
Total expenses	1,428,240	133,007	99,105	1,660,352

Dividend income	—	—	2,001	2,001
Interest income	94	—	180	274
Interest expense	—	—	(161,913)	(161,913)
Loss on early extinguishment of debt	—	—	(228)	(228)
Income (loss) before income taxes, equity in earnings of an investee and gain on sale of real estate	339,890	146,168	(259,065)	226,993
Income tax expense	—	—	(4,020)	(4,020)
Equity in earnings of an investee	—	—	137	137
Net income (loss)	$339,890	$146,168	$(262,948)	$223,110

	As of December 31, 2016
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$4,005,481	$2,483,718	$145,029	$6,634,228
Note 14. Fair Value of Assets and Liabilities
The table below presents certain of our assets carried at fair value at December 31, 2018, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

		Fair Value at Reporting Date Using
Description	Carrying Value at December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Fair Value Measurement Assets:
Investment in TA(1)	$12,859	$12,859	$—	$—
Investment in RMR Inc.(2)	$132,900	$132,900	$—	$—

(1)
Our 3,420,000 common shares of TA, which are included in other assets in our consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs). Our historical cost basis for these shares is $17,407 as of December 31, 2018. During the year ended December 31, 2018, we recorded unrealized losses of $1,163 to adjust the carrying value of our investment in TA shares to their fair value as of December 31, 2018.

(2)
Our 2,503,777 shares of class A common stock of RMR Inc., which are included in other assets in our consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs). Our historical cost basis for these shares is $66,374 as of December 31, 2018. During the year ended December 31, 2018, we recorded unrealized losses of $15,573 to adjust the carrying value of our investment in RMR Inc. shares to their fair value as of December 31, 2018.

In addition to the investment securities included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, revolving credit facility, term loan, senior notes and security deposits. At

December 31, 2018 and December 31, 2017, the fair values of these additional financial instruments approximated their carrying values in our consolidated balance sheets due to their short term nature or floating interest rates, except as follows:

	December 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount (1)	Value	Amount (1)	Value
Senior Unsecured Notes, due 2021 at 4.25%	$396,938	$404,582	$395,497	$413,676
Senior Unsecured Notes, due 2022 at 5.00%	495,609	510,658	494,398	533,908
Senior Unsecured Notes, due 2023 at 4.50%	499,268	503,295	499,104	523,275
Senior Unsecured Notes, due 2024 at 4.65%	347,890	349,741	347,484	368,804
Senior Unsecured Notes, due 2025 at 4.50%	345,743	341,114	345,055	363,589
Senior Unsecured Notes, due 2026 at 5.25%	341,955	354,060	340,826	377,431
Senior Unsecured Notes, due 2027 at 4.95%	393,893	391,660	393,137	422,914
Senior Unsecured Notes, due 2028 at 3.95%	389,610	361,232	388,461	390,930
Senior Unsecured Notes, due 2030 at 4.375%	387,389	367,110	—	—
Total financial liabilities	$3,598,295	$3,583,452	$3,203,962	$3,394,527

(1)	Carrying value includes unamortized discounts and premiums and certain issuance costs.
At December 31, 2018 and 2017, we estimated the fair values of our senior notes using an average of the bid and ask price of our then outstanding issuances of senior notes (Level 2 inputs).

Hospitality Properties Trust
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018
(dollars in millions)

	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount at which Carried at Close of Period
	Land	Building & Improvements	Improvements	Impairment	Cost Basis Adjustment(1)	Land	Building & Improvements	Total(2)
134 TravelCenters of America	$567	$939	$510	$—	$(2)	$567	$1,447	$2,014
45 Petro Stopping Centers	260	522	213	—	—	260	735	995
71 Courtyards	125	643	241	(8)	(10)	125	866	991
6 Royal Sonesta	96	460	81	(16)	(9)	96	516	612
35 Residence Inns	68	326	134	(3)	(3)	68	454	522
10 Crowne Plaza	69	348	101	—	—	69	449	518
39 Sonesta ES Suites	80	297	199	(35)	(27)	80	434	514
61 Candlewood Hotels	71	383	76	(14)	(7)	71	438	509
20 Staybridge Suites	53	224	29	—	—	53	253	306
6 Sonesta Hotels & Resorts	55	178	90	(15)	(5)	55	248	303
3 Kimpton Hotels	45	208	6	—	—	45	214	259
6 Wyndham Hotels and Resorts and Wyndham Grand	35	175	62	(26)	(8)	35	203	238
22 Hyatt Place	24	185	14	—	—	24	199	223
3 InterContinental	14	100	100	—	—	14	200	214
5 Radisson	8	148	18	—	—	8	166	174
2 Marriott Full Service	10	69	52	—	—	10	121	131
12 TownePlace Suites	17	78	24	(15)	(18)	17	69	86
3 Holiday Inn	7	33	30	—	—	7	63	70
4 Country Inn and Suites	5	52	5	—	—	5	57	62
16 Hawthorn Suites	14	77	19	(33)	(18)	14	45	59
2 SpringHill Suites	3	15	2	—	—	3	17	20
	1,626	5,460	2,006	(165)	(107)	1,626	7,194	8,820
Assets Held for Sale
15 TravelCenters of America	40	54	64	—	—	40	118	158
5 Petro Stopping Centers	13	31	18	—	—	13	49	62

Total (525 properties)	$1,679	$5,545	$2,088	$(165)	$(107)	$1,679	$7,361	$9,040

(1)	Represents reclassifications between accumulated depreciation and building & improvements made to record certain properties at fair value in accordance with GAAP.

(2)	Excludes $703 of personal property classified in our consolidated balance sheets as furniture, fixtures and equipment.

Hospitality Properties Trust
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2018
(dollars in millions)

	Accumulated Depreciation(1)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Income Statement is Computed
134 TravelCenters of America	$(644)	1962 through 2017	2007 through 2017	10 - 40 Years
71 Courtyards	(420)	1987 through 2000	1995 through 2003	10 - 40 Years
45 Petro Stopping Centers	(310)	1975 through 2017	2007 through 2017	10 - 40 Years
35 Residence Inns	(212)	1989 through 2002	1996 through 2005	10 - 40 Years
61 Candlewood Hotels	(192)	1996 through 2000	1997 through 2003	10 - 40 Years
20 Staybridge Suites	(104)	1989 through 2009	1996 through 2018	10 - 40 Years
22 Hyatt Place	(100)	1992 through 2000	1997 through 2002	10 - 40 Years
6 Royal Sonesta	(89)	1913 through 1987	2005 through 2017	10 - 40 Years
10 Crowne Plaza	(84)	1971 through 1988	2006 and 2017	10 - 40 Years
39 Sonesta ES Suites	(72)	1984 through 2000	1996 through 2017	10 - 40 Years
3 InterContinental	(70)	1924 through 1989	2006	10 - 40 Years
2 Marriott Full Service	(58)	1972 through 1995	1998 through 2001	10 - 40 Years
5 Radisson	(47)	1987 through 1990	1996 through 2018	10 - 40 Years
6 Wyndham Hotels and Resorts and Wyndham Grand	(39)	1960 through 1988	2006 through 2013	10 - 40 Years
6 Sonesta Hotels and Resorts	(38)	1924 through 1999	2005 through 2018	10 - 40 Years
4 Country Inn and Suites	(27)	1987 through 1997	1996 and 2005	10 - 40 Years
12 TownePlace Suites	(23)	1997 through 2000	1998 through 2001	10 - 40 Years
3 Holiday Inn	(13)	1984 through 2001	2006	10 - 40 Years
16 Hawthorn Suites	(12)	1996 through 2000	1997 through 2006	10 - 40 Years
3 Kimpton Hotels	(12)	1901 through 1927	2016 through 2017	10 - 40 Years
2 SpringHill Suites	(8)	1997 through 2000	2000 through 2001	10 - 40 Years
	(2,574)
Assets Held for Sale
15 TravelCenters of America	(52)
5 Petro Stopping Centers	(25)

Total (525 properties)	$(2,651)

(1)	Excludes accumulated depreciation of $399 related to personal property classified in our consolidated balance sheets as furniture, fixtures and equipment.

HOSPITALITY PROPERTIES TRUST
NOTES TO SCHEDULE III
December 31, 2018
(dollars in thousands)

(A)	The change in total cost of properties for the period from January 1, 2016 to December 31, 2018 is as follows:

	2018	2017	2016
Balance at beginning of year	$8,778,907	$8,100,844	$7,684,059
Additions: acquisitions and capital expenditures	324,227	743,340	455,373
Dispositions	(62,923)	(71,054)	(31,261)
Reclassification of properties held for sale	(219,865)	5,777	(7,327)
Balance at close of year	$8,820,346	$8,778,907	$8,100,844

(B)	The change in accumulated depreciation for the period from January 1, 2016 to December 31, 2018 is as follows:

	2018	2017	2016
Balance at beginning of year	$2,409,416	$2,176,537	$1,938,823
Additions: depreciation expense	304,224	278,353	270,285
Dispositions	(62,923)	(45,474)	(31,261)
Reclassification of properties held for sale	(76,420)	—	(1,310)
Balance at close of year	$2,574,297	$2,409,416	$2,176,537

(C)	The aggregate cost tax basis for federal income tax purposes of our real estate properties was $6,475,473 on December 31, 2018.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hospitality Properties Trust
By:	/s/ John G. Murray
John G. Murray President and Chief Executive Officer
Dated: February 27, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John G. Murray	Managing Trustee, President and Chief Executive Officer	February 27, 2019
John G. Murray

/s/ Brian E. Donley	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 27, 2019
Brian E. Donley

/s/ Donna D. Fraiche	Independent Trustee	February 27, 2019
Donna D. Fraiche

/s/ John L. Harrington	Independent Trustee	February 27, 2019
John L. Harrington

/s/ William A. Lamkin	Independent Trustee	February 27, 2019
William A. Lamkin

/s/ Adam D. Portnoy	Managing Trustee	February 27, 2019
Adam D. Portnoy