Form 10-Q
period 2019-03-31
HOSPITALITY PROPERTIES TRUST
filed 2019-05-10
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each Exchange on which Registered
Common Shares of Beneficial Interest	HPT	The Nasdaq Stock Market LLC
Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of May 9, 2019: 164,440,067

HOSPITALITY PROPERTIES TRUST
FORM 10-Q
March 31, 2019
References in this Quarterly Report on Form 10-Q to the Company, HPT, we, us or our include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

Part I Financial Information
Item 1. Financial Statements
HOSPITALITY PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands, except share data)

	March 31,	December 31,
	2019	2018
ASSETS
Real estate properties:
Land	$1,671,210	$1,626,239
Buildings, improvements and equipment	7,962,010	7,896,734
Total real estate properties, gross	9,633,220	9,522,973
Accumulated depreciation	(2,979,795)	(2,973,384)
Total real estate properties, net	6,653,425	6,549,589
Cash and cash equivalents	23,675	25,966
Restricted cash	75,129	50,037
Due from related persons	79,710	91,212
Other assets, net	423,865	460,275
Total assets	$7,255,804	$7,177,079

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$141,000	$177,000
Unsecured term loan, net	397,442	397,292
Senior unsecured notes, net	3,600,314	3,598,295
Security deposits	116,448	132,816
Accounts payable and other liabilities	250,925	211,332
Due to related persons	13,109	62,913
Total liabilities	4,519,238	4,579,648

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 164,441,709 shares issued and outstanding	1,644	1,644
Additional paid in capital	4,545,917	4,545,481
Cumulative other comprehensive loss	(200)	(266)
Cumulative net income available for common shareholders	3,457,682	3,231,895
Cumulative common distributions	(5,268,477)	(5,181,323)
Total shareholders’ equity	2,736,566	2,597,431
Total liabilities and shareholders’ equity	$7,255,804	$7,177,079
The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands, except share data)

	Three Months Ended March 31,
	2019	2018
Revenues:
Hotel operating revenues	$455,385	$445,276
Rental income	68,151	81,993
FF&E reserve income	1,372	1,364
Total revenues	524,908	528,633

Expenses:
Hotel operating expenses	319,125	314,982
Depreciation and amortization	99,365	99,617
General and administrative	12,235	11,734
Total expenses	430,725	426,333

Gain on sale of real estate	159,535	—
Dividend income	876	626
Unrealized gains and losses on equity securities, net	20,977	24,955
Interest income	637	292
Interest expense (including amortization of debt issuance costs and debt discounts and premiums of $2,570 and $2,478, respectively)	(49,766)	(47,540)
Income before income taxes and equity in earnings of an investee	226,442	80,633
Income tax expense	(1,059)	(471)
Equity in earnings of an investee	404	44
Net income	225,787	80,206

Other comprehensive income (loss):
Equity interest in investee's unrealized gains (losses)	66	(93)
Other comprehensive income (loss)	66	(93)
Comprehensive income	$225,853	$80,113

Weighted average common shares outstanding (basic)	164,278	164,199
Weighted average common shares outstanding (diluted)	164,322	164,219

Net income per common share (basic and diluted)	$1.37	$0.49
The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)
(in thousands, except share data)

	Common Shares			Additional Paid in Capital	Cumulative Net Income Available for Common Shareholders	Cumulative Other Comprehensive Income (Loss)
	Number of Shares	Common Shares	Cumulative Common Distributions
							Total
Balance at December 31, 2018	164,441,709	$1,644	$(5,181,323)	$4,545,481	$3,231,895	$(266)	$2,597,431
Net income	—	—	—	—	225,787	—	225,787
Equity interest in investee’s unrealized gains	—	—	—	—	—	66	66
Common share grants	—	—	—	436	—	—	436
Distributions	—	—	(87,154)	—	—	—	(87,154)
Balance at March 31, 2019	164,441,709	$1,644	$(5,268,477)	$4,545,917	$3,457,682	$(200)	$2,736,566

Balance at December 31, 2017	164,349,141	$1,643	$(4,834,491)	$4,542,307	$2,966,605	$79,358	$2,755,422
Cumulative effect of accounting change	—	—	—	—	79,556	(79,556)	—
Net income	—	—	—	—	80,206	—	80,206
Equity interest in investee’s unrealized losses	—	—	—	—	—	(93)	(93)
Common share repurchases	(3,394)	—	—	(101)	—	—	(101)
Distributions	—	—	(85,460)	—	—	—	(85,460)
Balance at March 31, 2018	164,345,747	$1,643	$(4,919,951)	$4,542,206	$3,126,367	$(291)	$2,749,974
The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$225,787	$80,206
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	99,365	99,617
Amortization of debt issuance costs and debt discounts and premiums as interest	2,570	2,478
Straight line rental income	1,132	(3,079)
Security deposits utilized	(16,368)	(6,724)
Unrealized gains and losses on equity securities, net	(20,977)	(24,955)
Equity in earnings of an investee	(404)	(44)
Gain on sale of real estate	(159,535)	—
Other non-cash (income) expense, net	(330)	(1,399)
Changes in assets and liabilities:
Due from related persons	2,895	(716)
Other assets	(8,642)	(4,058)
Accounts payable and other liabilities	(28,233)	(16,785)
Due to related persons	(53,395)	(74,856)
Net cash provided by operating activities	43,865	49,685

Cash flows from investing activities:
Real estate acquisitions and deposits	(148,011)	—
Real estate improvements	(11,738)	(26,483)
Hotel managers’ purchases with restricted cash	(46,361)	(33,226)
Net proceeds from sale of real estate	308,200	—
Net cash provided by (used in) investing activities	102,090	(59,709)

Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes, after discounts and premiums	—	389,976
Borrowings under unsecured revolving credit facility	94,000	155,000
Repayments of unsecured revolving credit facility	(130,000)	(467,000)
Deferred financing costs	—	(3,522)
Repurchase of common shares	—	(101)
Distributions to common shareholders	(87,154)	(85,460)
Net cash used in financing activities	(123,154)	(11,107)
Increase (decrease) in cash and cash equivalents and restricted cash	22,801	(21,131)
Cash and cash equivalents and restricted cash at beginning of period	76,003	97,496
Cash and cash equivalents and restricted cash at end of period	$98,804	$76,365

Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:

Cash and cash equivalents	$23,675	$16,832
Restricted cash	75,129	59,533
Total cash and cash equivalents and restricted cash	$98,804	$76,365

Supplemental cash flow information:
Cash paid for interest	$77,745	$61,162
Cash paid for income taxes	320	193
The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 1. Basis of Presentation
The accompanying condensed consolidated financial statements of Hospitality Properties Trust and its subsidiaries, or HPT, we, our or us, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2018, or our 2018 Annual Report. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair statement of results for the interim period, have been included. These condensed consolidated financial statements include the accounts of HPT and our subsidiaries, all of which are 100% owned directly or indirectly by HPT. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods and those of our managers and tenants are not necessarily indicative of the results that may be expected for the full year. Reclassifications have been made to the prior years’ condensed consolidated financial statements to conform to the current year’s presentation.
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
We have determined that each of our wholly owned taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification™. We have concluded that we must consolidate each of our wholly owned TRSs because we are the entity with the power to direct the activities that most significantly impact such VIEs’ performance and we have the obligation to absorb losses or the right to receive benefits from each VIE that could be significant to the VIE and are, therefore, the primary beneficiary of each VIE. The assets of our TRSs were $34,409 and $31,917 as of March 31, 2019 and December 31, 2018, respectively, and consist primarily of amounts due from and working capital advances to certain of our hotel managers. The liabilities of our TRSs were $135,210 and $148,459 as of March 31, 2019 and December 31, 2018, respectively, and consist primarily of security deposits they hold and amounts payable to certain of our hotel managers. The assets of our TRSs are available to satisfy our TRSs’ obligations and we have guaranteed certain obligations of our TRSs.
Note 2. New Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update, or ASU, No. 2016-02, Leases. Additional guidance and targeted improvements to ASU No. 2016-02 were made through the issuance of supplemental ASUs in July 2018, December 2018 and March 2019, or collectively with ASU No. 2016-02, the Lease Standard. We adopted the Lease Standard on January 1, 2019. The Lease Standard sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The Lease Standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. Upon adoption, we applied the package of practical expedients that allowed us not to reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases, (iii) initial direct costs for any expired or existing leases and (iv) the option to initially apply the Lease Standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption, although we did not have such an adjustment. Additionally, our leases met the criteria not to separate non-lease components from the related lease component.
As a lessor. We are required to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. Adoption of the Lease Standard did not have a material impact in our condensed consolidated financial statements for our leases where we are the lessor.
As a lessee. We are required to record right of use assets and lease liabilities in our condensed consolidated balance sheets for leases with terms greater than 12 months, where we are the lessee. We recorded right of use assets and related lease liabilities of $77,010 upon implementation of the Lease Standard. Adoption of the Lease Standard did not have a material effect

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

in our condensed consolidated statements of comprehensive income or condensed consolidated statements of cash flows for our leases where we are the lessee.
See Note 8 for further information regarding our leases and the adoption of the Lease Standard.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently assessing the potential impact the adoption of ASU No. 2016-13 will have in our condensed consolidated financial statements.
Note 3. Revenue Recognition
We report hotel operating revenues for managed hotels in our condensed consolidated statements of comprehensive income. We generally recognize hotel operating revenues, consisting primarily of room and food and beverage sales, when goods and services are provided.
We report rental income for leased hotels and travel centers in our condensed consolidated statements of comprehensive income. We recognize rental income from operating leases on a straight line basis over the term of the lease agreements. Rental income includes decreases of $1,132 and increases of $3,079 for the three months ended March 31, 2019 and 2018, respectively, of adjustments necessary to record scheduled rent changes under certain of our leases, the deferred rent obligations payable to us under our leases with TravelCenters of America LLC, or TA, and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks at our travel centers on a straight line basis. See Notes 8 and 10 for further information regarding our TA leases. Due from related persons includes $57,738 and $66,347 and other assets, net, includes $3,155 and $3,073 of straight line rent receivables at March 31, 2019 and December 31, 2018, respectively.
We determine percentage rent due to us under our leases annually and recognize it when all contingencies are met and the rent is earned. We had deferred estimated percentage rent of $1,069 and $835 for the three months ended March 31, 2019 and 2018, respectively.
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
Note 4. Weighted Average Common Shares
The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2019	2018
	(in thousands)
Weighted average common shares for basic earnings per share	164,278	164,199
Effect of dilutive securities: Unvested share awards	44	20
Weighted average common shares for diluted earnings per share	164,322	164,219
Note 5. Shareholders' Equity
Share Purchases
On April 5, 2019, we purchased an aggregate of 1,642 of our common shares for $26.64 per common share, the closing price of our common shares on The Nasdaq Stock Market LLC on that day, from a former officer of The RMR Group LLC, or RMR LLC, in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Distributions
On February 21, 2019, we paid a regular quarterly distribution to our common shareholders of record on January 28, 2019 of $0.53 per share, or $87,154. On April 18, 2019, we declared a regular quarterly distribution to common shareholders of record on April 29, 2019 of $0.54 per share, or $88,798. We expect to pay this amount on or about May 16, 2019.
Cumulative Other Comprehensive Loss
Cumulative other comprehensive loss, as of March 31, 2019, represents our share of the comprehensive loss of Affiliates Insurance Company, or AIC. See Note 10 for further information regarding this investment.
Note 6. Indebtedness
Our principal debt obligations at March 31, 2019 were: (1) $141,000 of outstanding borrowings under our $1,000,000 unsecured revolving credit facility; (2) our $400,000 unsecured term loan; and (3) $3,650,000 aggregate outstanding principal amount of senior unsecured notes. Our revolving credit facility and our term loan are governed by a credit agreement with a syndicate of institutional lenders.
Our $1,000,000 revolving credit facility is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is July 15, 2022, and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to extend the maturity date of the facility for two additional six month periods. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. We are required to pay interest on borrowings under our revolving credit facility at the rate of LIBOR plus a premium, which was 100 basis points per annum as of March 31, 2019. We also pay a facility fee, which was 20 basis points per annum at March 31, 2019, on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. As of March 31, 2019, the annual interest rate payable on borrowings under our revolving credit facility was 3.41%. The weighted average annual interest rate for borrowings under our revolving credit facility was 3.41% and 2.75% for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had $141,000 outstanding and $859,000 available under our revolving credit facility. As of May 9, 2019, we had $96,000 outstanding and $904,000 available to borrow under our revolving credit facility.
Our $400,000 term loan, which matures on July 15, 2023, is prepayable without penalty at any time. We are required to pay interest on the amount outstanding under our term loan at the rate of LIBOR plus a premium, which was 110 basis points per annum as of March 31, 2019. The interest rate premium is subject to adjustment based on changes to our credit ratings. As of March 31, 2019, the annual interest rate for the amount outstanding under our term loan was 3.59%. The weighted average annual interest rate for borrowings under our term loan was 3.60% and 2.80% for the three months ended March 31, 2019 and 2018, respectively.
Our credit agreement also includes a feature under which maximum aggregate borrowings may be increased to up to $2,300,000 on a combined basis in certain circumstances. Our credit agreement and our unsecured senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business manager. Our credit agreement and our unsecured senior notes indentures and their supplements also contain covenants, including those that restrict our ability to incur debts or to make distributions under certain circumstances and generally require us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of our credit agreement and our unsecured senior notes indentures and their supplements at March 31, 2019.
Note 7. Real Estate Properties
At March 31, 2019, we owned 327 hotels and 179 travel centers.
During the three months ended March 31, 2019, we funded $44,766 for improvements to certain of our properties which, pursuant to the terms of our management and lease agreements with our managers and tenants, resulted in increases in our contractual annual minimum returns and rents of $3,585. See Notes 8 and 10 for further information about our management and lease agreements and our fundings of improvements to certain of our properties.
Acquisitions

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

During the three months ended March 31, 2019, we acquired one hotel. We accounted for this transaction as an acquisition of assets. Our allocation of the purchase price of this acquisition based on the estimated fair value of the acquired assets is presented in the table below.

Acquisition Date	Location	Purchase Price	Land	Land Improvements	Building and Improvements	Furniture, Fixtures and Equipment
2/22/2019	Washington, D.C. (1)	$143,742	$44,972	$151	$93,412	$5,207

(1)
On February 22, 2019, we acquired the 335 room Hotel Palomar located in Washington, D.C. for a purchase price of $143,742, including capitalized acquisition costs of $2,292. We added this Kimpton® branded hotel to our management agreement with InterContinental Hotels Group, plc, or IHG. See Note 8 for further information regarding our management agreement with IHG for 101 hotels, or our IHG agreement.

On May 7, 2019, we acquired the 198 room Crowne Plaza Milwaukee West hotel in Milwaukee, WI for a purchase price of $30,000, excluding acquisition related costs. We added this Crowne Plaza® branded hotel to our management agreement with IHG.
Dispositions
In January 2019, in a series of transactions, we sold 20 travel centers in 15 states to TA for $308,200. We recorded a gain of $159,535 in the first quarter of 2019 as a result of these sales. See Notes 8 and 10 for further information regarding these transactions, our relationship and leases with TA.
Note 8. Management Agreements and Leases
As of March 31, 2019, we owned 327 hotels and 179 travel centers, which were included in 13 operating agreements. We do not operate any of our properties.
As of March 31, 2019, 325 of our hotels were leased to our TRSs and managed by independent hotel operating companies and two hotels were leased to third parties. As of March 31, 2019, our hotel properties were managed by or leased to separate subsidiaries of Marriott International, Inc., or Marriott, IHG, Sonesta International Hotels Corporation, or Sonesta, Wyndham Hotels & Resorts, Inc., or Wyndham, Hyatt Hotels Corporation, or Hyatt, and Radisson Hospitality, Inc., or Radisson, under eight agreements. These hotel agreements have initial terms expiring between 2019 and 2038. Each of these agreements is for between one and 101 of our hotels. In general, the agreements contain renewal options for all, but not less than all, of the affected properties included in each agreement, and the renewal terms range between 20 to 60 years. Most of these agreements require the third party manager or tenant to: (1) make payments to us of minimum returns or minimum rents; (2) deposit a percentage of total hotel sales into FF&E reserves; and (3) for our managed hotels, make payments to our TRSs of additional returns to the extent of available cash flows after payment of operating expenses, funding of the FF&E reserves, payment of our minimum returns, payment of certain management fees and replenishment of security deposits or guarantees. Some of our managers or tenants or their affiliates have provided deposits or guarantees to secure their obligations to pay us.
Marriott No. 1 agreement. Our management agreement with Marriott for 53 hotels, or our Marriott No. 1 agreement, provides that, as of March 31, 2019, we are to be paid an annual minimum return of $71,496 to the extent that gross revenues of the hotels, after payment of hotel operating expenses and funding of the FF&E reserve, are sufficient to do so. Marriott’s base and incentive management fees are only earned after we receive our minimum returns. We realized minimum returns of $15,712 and $16,083 during the three months ended March 31, 2019 and 2018, respectively, under this agreement. We do not have any security deposits or guarantees for our minimum returns from the 53 hotels included in our Marriott No. 1 agreement. Accordingly, the minimum returns we receive from these hotels managed by Marriott are limited to the hotels' available cash flows after payment of operating expenses and funding of the FF&E reserve.
We funded $13,593 and $177 for capital improvements to certain of the hotels included in our Marriott No. 1 agreement during the three months ended March 31, 2019 and 2018, respectively, which resulted in increases in our contractual annual minimum returns of $1,359 and $18, respectively.
Marriott No. 234 agreement. Our management agreement with Marriott for 68 hotels, or our Marriott No. 234 agreement, provides that, as of March 31, 2019, we are to be paid an annual minimum return of $108,160. We realized minimum returns of

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

$26,893 and $26,710 during the three months ended March 31, 2019 and 2018, respectively, under this agreement. Pursuant to our Marriott No. 234 agreement, Marriott has provided us with a security deposit to cover minimum return payment shortfalls, if any. Under this agreement, this security deposit may be replenished and increased up to $64,700 from a share of hotel cash flows in excess of the minimum returns due to us. Marriott’s base and incentive management fees are only earned after we receive our minimum returns. During the three months ended March 31, 2019, we reduced the available security deposit by $2,113 to cover shortfalls in hotel cash flows available to pay the minimum returns due to us for the period. The available balance of this security deposit was $30,598 as of March 31, 2019. Pursuant to our Marriott No. 234 agreement, Marriott has also provided us with a limited guaranty which expires in 2019 for shortfalls up to 90% of our minimum returns, if and after the available security deposit has been depleted. The available balance of the guaranty was $30,672 as of March 31, 2019.
We funded $9,000 and $3,680 for capital improvements to certain of the hotels included in our Marriott No. 234 agreement during the three months ended March 31, 2019 and 2018, respectively, which resulted in increases in our contractual annual minimum returns of $810 and $331, respectively.
Marriott No. 5 agreement. We lease one hotel in Kauai, HI to Marriott which requires that, as of March 31, 2019, we are paid annual minimum rents of $10,518. This lease is guaranteed by Marriott and we realized $2,630 and $2,580 of rent for this hotel during the three months ended March 31, 2019 and 2018, respectively. The guaranty provided by Marriott with respect to this leased hotel is unlimited. Marriott has four renewal options for 15 years each. On August 31, 2016, Marriott notified us that it will not exercise its renewal option at the expiration of the current lease term ending on December 31, 2019.
IHG agreement. Our IHG agreement, provides that, as of March 31, 2019, we are to be paid annual minimum returns and rents of $205,011. We realized minimum returns and rents of $49,584 and $47,315 during the three months ended March 31, 2019 and 2018, respectively, under this agreement.
Pursuant to our IHG agreement, IHG has provided us with a security deposit to cover minimum payment shortfalls, if any. Under this agreement, IHG is required to maintain a minimum security deposit of $37,000 and this security deposit may be replenished and increased up to $100,000 from a share of future cash flows from the hotels in excess of our minimum returns and rents. During the three months ended March 31, 2019, we reduced the available security deposit by $14,255 to cover shortfalls in hotel cash flows available to pay the minimum returns and rents due to us for the period. The available balance of this security deposit was $85,745 as of March 31, 2019. In connection with the February 2019 acquisition of the Hotel Palomar described in Note 7, IHG agreed to provide us $5,000 to supplement the existing security deposit.
We did not fund any capital improvements to our IHG hotels during each of the three months ended March 31, 2019 and 2018.
Sonesta agreement. As of March 31, 2019, Sonesta managed 12 of our full service hotels and 39 of our limited service hotels pursuant to management agreements for each of the hotels, which we refer to collectively as our Sonesta agreement, and a pooling agreement, which combines those management agreements for purposes of calculating gross revenues, payment of hotel operating expenses, payment of fees and distributions and minimum returns due to us.
Our Sonesta agreement provides that we are paid a fixed annual minimum return equal to 8% of our invested capital, as defined therein, if gross revenues of the hotels, after payment of hotel operating expenses and management and related fees (other than Sonesta’s incentive fee, if applicable), are sufficient to do so. Our fixed annual minimum return under our Sonesta agreement was $127,573 as of March 31, 2019. Our Sonesta agreement further provides that we are paid an additional return based upon operating profits, as defined therein, after payment of Sonesta’s incentive fee, if applicable. We realized returns of $14,161 and $11,972 during the three months ended March 31, 2019 and 2018, respectively, under our Sonesta agreement. We do not have any security deposits or guarantees for our Sonesta hotels. Accordingly, the returns we receive from our Sonesta hotels are limited to the hotels’ available cash flows after payment of operating expenses, including management and related fees.
Pursuant to our Sonesta agreement, we incurred management, reservation and system fees and reimbursement costs for certain guest loyalty, marketing program and third party reservation transmission fees of $8,523 and $7,325 for the three months ended March 31, 2019 and 2018, respectively. In addition, we incurred procurement and construction supervision fees of $405 for each of the three months ended March 31, 2019 and 2018, respectively, under our Sonesta agreement. These amounts are included in hotel operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Our Sonesta agreement does not require FF&E escrow deposits, but does require us to fund capital expenditures at our Sonesta hotels. We funded $10,467 and $13,132 for renovations and other capital improvements to certain hotels included in our Sonesta agreement during the three months ended March 31, 2019, and 2018, respectively, which resulted in increases in our contractual annual minimum returns of $484 and $747, respectively. The annual minimum returns due to us under our Sonesta agreement increase by 8% of the capital expenditure amounts we fund in excess of threshold amounts, as defined therein. We owed Sonesta $9,226 and $5,419 for capital expenditure and other reimbursements at March 31, 2019 and 2018, respectively. Amounts due from Sonesta are included in due from related persons and amounts owed to Sonesta are included in due to related persons in our condensed consolidated balance sheets.
See Note 10 for further information regarding our relationship, agreements and transactions with Sonesta.
Wyndham agreements. Our management agreement with Wyndham for 22 hotels, or our Wyndham agreement, provides that, as of March 31, 2019, we are to be paid annual minimum returns of $27,873. Pursuant to our Wyndham agreement, Wyndham has provided us with a guaranty, which was limited to $35,656, subject to an annual payment limit of $17,828, and expires on July 28, 2020. This guaranty was depleted during 2017 and remained depleted as of March 31, 2019. This guaranty may be replenished from a share of future cash flows from these hotels in excess of our minimum returns. The Wyndham agreement provides that if the hotel cash flows available after payment of hotel operating expenses are less than the minimum returns due to us and if the guaranty is depleted, to avoid a default Wyndham is required to pay us the greater of the available hotel cash flows after payment of hotel operating expenses and 85% of the contractual amount due to us. We cannot be sure as to whether Wyndham will continue to pay at least the greater of available hotel cash flows after payment of hotel operating expenses and 85% of the minimum returns due to us or if Wyndham will default on its payments. During the three months ended March 31, 2019 and 2018, we realized returns of $5,907 and $5,856, respectively, which represents 85% of the minimum returns due for the period, under this agreement.
Our Wyndham agreement requires FF&E escrow deposits equal to 5% of total hotel sales for all hotels included in the agreement subject to available cash flows after payment of our minimum return. No FF&E escrow deposits were made during the three months ended March 31, 2019.
We funded $1,022 for capital improvements to certain of the hotels included in our Wyndham agreement during the three months ended March 31, 2019, which resulted in increases in our contractual annual minimum returns of $82. We did not fund any capital improvements to the hotels included in our Wyndham agreement during the three months ended March 31, 2018.
We also lease 48 vacation units in one of our hotels to a subsidiary of Wyndham Destinations, Inc. (NYSE: WYND), or Destinations, which requires that, as of March 31, 2019, we are paid annual minimum rents of $1,493. The guaranty provided by Destinations with respect to the Destinations lease for part of one hotel is unlimited. We recognized the contractual rents of $454 during the three months ended March 31, 2019 and 2018 under our Destinations lease agreement. Rental income for the three months ended March 31, 2019 and 2018 for this lease includes $80 and $91, respectively, of adjustments necessary to record rent on a straight line basis.
Hyatt agreement. Our management agreement with Hyatt for 22 hotels, or our Hyatt agreement, provides that, as of March 31, 2019, we are to be paid an annual minimum return of $22,037. We realized minimum returns of $5,509 during each of the three months ended March 31, 2019 and 2018 under this agreement. Pursuant to our Hyatt agreement, Hyatt has provided us with a guaranty, which is limited to $50,000. During the three months ended March 31, 2019, the hotels under this agreement generated cash flows that were less than the minimum returns due to us for the period, and Hyatt made $430 of guaranty payments to cover the shortfall. The available balance of the guaranty was $21,485 as of March 31, 2019.
Radisson agreement. Our management agreement with Radisson for nine hotels, or our Radisson agreement, provides that, as of March 31, 2019, we are to be paid an annual minimum return of $19,769. We realized minimum returns of $4,831 and $3,230 during the three months ended March 31, 2019 and 2018, respectively, under this agreement. Pursuant to our Radisson agreement, Radisson has provided us with a limited guaranty which, as a result of amounts funded by us during the three months ended March 31, 2019, as described below, was increased $849 to a total of $46,849. During the three months ended March 31, 2019, the hotels under this agreement generated cash flows that were less than the minimum returns due to us for the period, and Radisson made $2,646 of guaranty payments to cover the shortfall. The available balance of the guaranty was $39,913 as of March 31, 2019.

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

We funded $10,611 for capital improvements at certain of the hotels included in our Radisson agreement during the three months ended March 31, 2019, which resulted in increases in our contractual annual minimum returns of $849. We did not fund any capital improvements to the hotels included in our Radisson agreement during the three months ended March 31, 2018.
TA leases. On January 16, 2019, we entered agreements with TA, pursuant to which in January 2019:

•	We sold to TA 20 travel center properties, which TA previously leased from us, for a total purchase price of $308,200.

•	Upon completing these transactions, these travel center properties were removed from the TA leases.

•
Commencing on April 1, 2019, TA paid us the first of 16 quarterly installments of approximately $4,400 each (an aggregate of $70,458) to fully satisfy and discharge its $150,000 deferred rent obligation to us that otherwise would have become due in five installments between 2024 and 2030.

•
Commencing with the year ending December 31, 2020, TA will be obligated to pay to us an additional amount of percentage rent equal to one-half percent (0.5%) of the excess of its annual non-fuel revenues at leased sites over the non-fuel revenues for each respective site for the year ending December 31, 2019.

•	The term of each TA lease was extended by three years.

•	Certain of the 179 travel center properties that TA continues to lease from us were reallocated among the TA leases.
See Note 7 for further information regarding the effects of certain of our property dispositions on our leases with TA.
As of March 31, 2019, we leased to TA a total of 179 travel centers under five leases that expire between 2029 and 2035 and require annual minimum returns of $246,083.
We recognized rental income from TA of $63,075 and $74,193 for the three months ended March 31, 2019 and 2018, respectively. Rental income for the three months ended March 31, 2019 and 2018 includes $1,214 and $2,984, respectively, of adjustments to record the deferred rent obligations under our TA leases and the estimated future payments to us by TA for the cost of removing underground storage tanks on a straight line basis. As of March 31, 2019 and December 31, 2018, we had receivables for current rent amounts owed to us by TA and straight line rent adjustments of $79,710 and $91,212, respectively. These amounts are included in due from related persons in our condensed consolidated balance sheets.
Our TA leases do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components.
Under our TA leases, TA may request that we fund capital improvements in return for increases in TA’s annual minimum rent equal to 8.5% of the amounts funded. We did not fund any capital improvements to our properties that we leased to TA during the three months ended March 31, 2019. We funded $13,137 for the three months ended March 31, 2018 of capital improvements to our properties that we leased to TA. As a result, TA’s annual minimum rent payable to us increased by $1,117.
In addition to the rental income that we recognized during the three months ended March 31, 2019 and 2018 as described above, our TA leases require TA to pay us percentage rent based upon increases in certain sales. We determine percentage rent due under our TA leases annually and recognize any resulting amount as rental income when all contingencies are met. We had aggregate deferred percentage rent under our TA leases of $1,069 and $835 for the three months ended March 31, 2019 and 2018, respectively.
See Note 10 for further information regarding our relationship with TA.
Additional lease information (as lessor). As of March 31, 2019, our leases with parties other than our TRSs provide for contractual minimum rents to be paid to us during the remaining current terms as follows:

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

2019	$281,956
2020	273,098
2021	272,801
2022	271,222
2023	258,065
Thereafter	2,357,802
Total	$3,714,944
Additional lease information (as lessee). As of January 1, 2019, 14 of our hotels and one of our travel centers were subject to ground leases where we are the lessee. In addition, our hotel operators enter various leases on our behalf in the normal course of business at our hotels, or our hotel operating leases. We calculated right of use assets and lease liabilities as the present value of the remaining lease payment obligations for our operating leases, which include the ground leases and hotel operating leases, over the remaining lease term using our estimated incremental borrowing rate. The right of use assets and related lease liabilities are included within other assets, net and accounts payable and other liabilities, respectively, in our condensed consolidated balance sheets.
At March 31, 2019, our right of use assets and related lease liabilities totaled $76,148, which represented our future obligations under our operating lease agreements. Our operating leases require minimum fixed rent payments, percentage rent payments based on a percentage of hotel revenues in excess of certain thresholds, or rent payments equal to the greater of a minimum fixed rent or percentage rent. For the three months ended March 31, 2019, $3,397 of rental expense related to our operating leases is included in hotel operating expenses within our condensed consolidated statements of comprehensive income. As of March 31, 2019, our operating leases provide for contractual minimum rent payments to third parties during the remaining lease terms, as follows:

2019	$7,165
2020	6,850
2021	6,127
2022	5,632
2023	5,614
Thereafter	159,731
Total lease payments	191,119
Less: imputed interest	(114,971)
Present value of lease liabilities (1)	$76,148

(1)
The weighted average discount rate used to calculate the lease liability and the weighted average remaining term for our ground leases (assuming all extension options) and our hotel operating leases are approximately 5.50% and 32 years (range of 12 to 69 years) and 5.63% and 29 years (range of 9 months to 55 years), respectively.

As of March 31, 2019, 14 of our travel centers are on land we leased partially or entirely from unrelated third parties. We are not required to record right of use assets and lease liabilities for these properties as we are not the primary obligor under the leases. The average remaining terms of the ground leases on these 14 travel centers was 12 years (range of one month to 32 years) with rents averaging $429 per year.
Generally, payments of ground lease obligations are made by our managers or tenants. However, if a manager or tenant did not perform obligations under a ground lease or did not renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property.
Guarantees and security deposits generally. When we reduce the amounts of the security deposits we hold for any of our operating agreements for payment deficiencies, it does not result in additional cash flows to us of the deficiency amounts, but reduces the refunds due to the respective tenants or managers who have provided us with these security deposits upon expiration of the respective operating agreement. The security deposits are non-interest bearing and are not held in escrow.

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Under these agreements, any amount of the security deposits which are applied to payment deficits may be replenished from a share of future cash flows from the applicable hotel operations pursuant to the terms of the respective agreements.
Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $42,839 and $27,586 less than the minimum returns due to us for the three months ended March 31, 2019 and 2018, respectively. When managers of these hotels are required to fund the shortfalls under the terms of our management agreements or their guarantees, we reflect such fundings (including security deposit applications) in our condensed consolidated statements of comprehensive income as a reduction of hotel operating expenses. The reduction to hotel operating expenses was $22,465 and $10,851 for the three months ended March 31, 2019 and 2018, respectively. We had shortfalls at certain of our managed hotel portfolios not funded by the managers of these hotels under the terms of our management agreements of $20,676 and $17,769 for the three months ended March 31, 2019, and 2018, respectively, which represent the unguaranteed portions of our minimum returns from our Marriott No. 1, Sonesta and Wyndham agreements.
Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $1,275 more than the minimum returns due to us for the three months ended March 31, 2018. The net operating results of our managed hotel portfolios did not exceed the minimum returns due to us for the three months ended March 31, 2019. Certain of our guarantees and our security deposits may be replenished by a share of future cash flows from the applicable hotel operations in excess of the minimum returns due to us pursuant to the terms of the respective agreements. When our guarantees and our security deposits are replenished by cash flows from hotel operations, we reflect such replenishments in our condensed consolidated statements of comprehensive income as an increase to hotel operating expenses. We had $1,275 of guaranty and security deposit replenishments for the three months ended March 31, 2018. There were no replenishments for the three months ended March 31, 2019.
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
Pursuant to our business management agreement, we recognized net business management fees of $9,727 and $9,724 for the three months ended March 31, 2019 and 2018, respectively. Based on our common share total return, as defined in our business management agreement, as of March 31, 2019, no incentive fees are included in the net business management fees we recognized for the three months ended March 31, 2019. The actual amount of annual incentive fees for 2019, if any, will be based on our common share total return, as defined in our business management agreement, for the three year period ending December 31, 2019, and will be payable in 2020. The net business management fees we recognized for the three months ended March 31, 2018 did not include any estimated incentive fees. In January 2019, we paid RMR LLC an incentive fee of $53,635 for 2018. We include business management fee amounts in general and administrative expenses in our condensed consolidated statements of comprehensive income.
Pursuant to our property management agreement with RMR LLC, we recognized property management fees of $11 and $13 for the three months ended March 31, 2019 and 2018, respectively. These fees are payable in connection with the management of the office building component of one of our hotels. These amounts are included in hotel operating expenses in our condensed consolidated statements of comprehensive income.
We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. We are generally not responsible for payment of RMR LLC’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC employees assigned to work exclusively or partly at the office building component of one of our hotels, our share of the wages, benefits and other related costs of RMR LLC's centralized accounting personnel, our share of RMR LLC’s costs for providing our internal audit function, and as otherwise agreed. We reimbursed RMR LLC $200 and $135 for these expenses and costs for the three months ended March 31, 2019 and 2018, respectively. We included these amounts in hotel operating expenses and selling, general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income.

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
TA. TA is our largest tenant and property operator, leasing 31% of our gross carrying value of real estate properties as of March 31, 2019. We lease all of our travel centers to TA under the TA leases. We are also TA’s largest shareholder; as of March 31, 2019, we owned 3,420,000 common shares of TA, representing approximately 8.5% of TA’s outstanding common shares. RMR LLC provides management services to both us and TA, and Adam D. Portnoy, one of our Managing Trustees, also serves as a managing director of TA and, as of March 31, 2019, beneficially owned through RMR LLC 1,492,691 common shares of TA, representing approximately 3.7% of TA's outstanding common shares. See Note 8 for further information regarding our relationships, agreements and transactions with TA and Note 13 for further information regarding our investment in TA.
Sonesta. Sonesta is a private company owned in part by Adam Portnoy, one of our Managing Trustees. Both our Managing Trustees and our Secretary are directors of Sonesta. As of March 31, 2019, Sonesta managed 51 of our hotels pursuant to management and pooling agreements. See Note 8 for further information regarding our relationships, agreements and transactions with Sonesta.
Our Manager, RMR LLC. We have two agreements with RMR LLC to provide management services to us. See Note 9 for further information regarding our management agreements with RMR LLC.
RMR Inc. RMR LLC is a majority owned subsidiary of RMR Inc. One of our Managing Trustees, Adam Portnoy, is the sole trustee of ABP Trust, is the controlling shareholder of RMR Inc., is a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. John G. Murray, our other Managing Trustee and our President and Chief Executive Officer, and each of our other officers is also an officer and employee of RMR LLC, including Ethan S. Bornstein, the brother-in-law of Adam Portnoy. As of March 31, 2019, we owned 2,503,777 shares of class A common stock of RMR Inc. See Note 13 for further information regarding our investment in RMR Inc.
AIC. We, ABP Trust, TA and four other companies to which RMR LLC provides management services currently own AIC, an Indiana insurance company, in equal amounts. We and the other AIC shareholders participate in a combined property insurance program arranged and reinsured in part by AIC.
As of March 31, 2019 and December 31, 2018, our investment in AIC had a carrying value of $9,109 and $8,639, respectively. These amounts are included in other assets in our condensed consolidated balance sheets. We recognized income of $404 and $44 for the three months ended March 31, 2019 and 2018, respectively, related to our investment in AIC, which amounts are presented as equity in earnings of an investee in our condensed consolidated statements of comprehensive income. Our other comprehensive income (loss) includes our proportionate part of unrealized gains and (losses) on securities that are owned by AIC related to our investment in AIC.
For further information about these and certain other such relationships and certain other related person transactions, refer to our 2018 Annual Report.
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

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

During the three months ended March 31, 2019, we recognized income tax expense of $1,059, which includes $315 of foreign taxes and $744 of state taxes. During the three months ended March 31, 2018, we recognized income tax expense of $471, which includes $129 of foreign taxes and $342 of state taxes.

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 12. Segment Information
We aggregate our hotels and travel centers into two reportable segments, hotel investments and travel center investments, based on their similar operating and economic characteristics.

	For the Three Months Ended March 31, 2019
	Hotels	Travel Centers	Corporate	Consolidated
Revenues:
Hotel operating revenues	$455,385	$—	$—	$455,385
Rental income	5,076	63,075	—	68,151
FF&E reserve income	1,372	—	—	1,372
Total revenues	461,833	63,075	—	524,908

Expenses:
Hotel operating expenses	319,125	—	—	319,125
Depreciation and amortization	66,583	32,782	—	99,365
General and administrative	—	—	12,235	12,235
Total expenses	385,708	32,782	12,235	430,725

Gain on sale of real estate	—	159,535	—	159,535
Dividend income	—	—	876	876
Unrealized gains on equity securities	—	—	20,977	20,977
Interest income	434	—	203	637
Interest expense	—	—	(49,766)	(49,766)
Income before income taxes and equity in earnings of an investee	76,559	189,828	(39,945)	226,442
Income tax expense	—	—	(1,059)	(1,059)
Equity in earnings of an investee	—	—	404	404
Net income	$76,559	$189,828	$(40,600)	$225,787

	As of March 31, 2019
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$4,815,816	$2,229,038	$210,950	$7,255,804

	For the Three Months Ended March 31, 2018
	Hotels	Travel Centers	Corporate	Consolidated
Revenues:
Hotel operating revenues	$445,276	$—	$—	$445,276
Rental income	7,800	74,193	—	81,993
FF&E reserve income	1,364	—	—	1,364
Total revenues	454,440	74,193	—	528,633

Expenses:
Hotel operating expenses	314,982	—	—	314,982
Depreciation and amortization	62,446	37,171	—	99,617
General and administrative	—	—	11,734	11,734
Total expenses	377,428	37,171	11,734	426,333

Dividend income	—	—	626	626
Unrealized gains and losses on equity securities, net	—	—	24,955	24,955
Interest income	—	—	292	292
Interest expense	—	—	(47,540)	(47,540)
Income (loss) before income taxes and equity in earnings of an investee	77,012	37,022	(33,401)	80,633
Income tax expense	—	—	(471)	(471)
Equity in earnings of an investee	—	—	44	44
Net income (loss)	$77,012	$37,022	$(33,828)	$80,206

	As of December 31, 2018
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$4,586,709	$2,398,118	$192,252	$7,177,079

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 13. Fair Value of Assets and Liabilities
The table below presents certain of our assets carried at fair value at March 31, 2019, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

		Fair Value at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Carrying Value at	Identical Assets	Observable Inputs	Unobservable Inputs
Description	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurement Assets:
Investment in TA (1)	$14,056	$14,056	$—	$—
Investment in RMR Inc.(2)	$152,680	$152,680	$—	$—

(1)
Our 3,420,000 common shares of TA, which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs). Our historical cost basis for these shares is $17,407 as of March 31, 2019. During the three months ended March 31, 2019, we recorded unrealized gains of $1,197 to adjust the carrying value of our investment in TA shares to their fair value as of March 31, 2019.

(2)
Our 2,503,777 shares of class A common stock of RMR Inc., which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs). Our historical cost basis for these shares is $66,374 as of March 31, 2019. During the three months ended March 31, 2019, we recorded unrealized gains of $19,780 to adjust the carrying value of our investment in RMR Inc. shares to their fair value as of March 31, 2019.

In addition to the investment securities included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, revolving credit facility, term loan, senior notes and security deposits. At March 31, 2019 and December 31, 2018, the fair values of these additional financial instruments approximated their carrying values in our condensed consolidated balance sheets due to their short term nature or floating interest rates, except as follows:

	March 31, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Value (1)	Value	Value (1)	Value
Senior Unsecured Notes, due 2021 at 4.25%	$397,299	$402,648	$396,938	$404,582
Senior Unsecured Notes, due 2022 at 5.00%	495,912	517,915	495,609	510,658
Senior Unsecured Notes, due 2023 at 4.50%	499,309	511,155	499,268	503,295
Senior Unsecured Notes, due 2024 at 4.65%	347,991	357,231	347,890	349,741
Senior Unsecured Notes, due 2025 at 4.50%	345,915	354,552	345,743	341,114
Senior Unsecured Notes, due 2026 at 5.25%	342,237	358,311	341,955	354,060
Senior Unsecured Notes, due 2027 at 4.95%	394,082	399,208	393,893	391,660
Senior Unsecured Notes, due 2028 at 3.95%	389,897	368,594	389,610	361,232
Senior Unsecured Notes, due 2030 at 4.375%	387,672	370,522	387,389	367,110
Total financial liabilities	$3,600,314	$3,640,136	$3,598,295	$3,583,452

(1)	Carrying value includes unamortized discounts and premiums and issuance costs.
At March 31, 2019 and December 31, 2018, we estimated the fair values of our senior notes using an average of the bid and ask price of our then outstanding issuances of senior notes (Level 2 inputs).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2018 Annual Report.
Overview (dollar amounts in thousands, except share amounts)
We are a REIT organized under the laws of the State of Maryland.
Management agreements and leases. At March 31, 2019, we owned 327 hotels operated under eight agreements; 325 of these hotels are leased by us to our wholly owned TRSs and managed by hotel operating companies and two are leased to hotel operating companies. At March 31, 2019, our 179 owned travel centers were leased to TA under five agreements. Our condensed consolidated statements of comprehensive income include operating revenues and expenses of our managed hotels and rental income from our leased hotels and travel centers.
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
Hotel operations. During the three months ended March 31, 2019, the U.S. hotel industry generally realized increases in average daily rate, or ADR, revenue per available room, or RevPAR, and occupancy compared to the same period in 2018. During the three months ended March 31, 2019, our 323 comparable hotels that we owned continuously since January 1, 2018 produced an aggregate year over year increase in ADR below the industry generally and declines in occupancy and RevPAR. We believe these results are, in part, due to the disruption and displacement at certain of our hotels undergoing renovations, increased competition from new hotel room supply in certain markets and decreased business activity in areas where some of our hotels are located.
For the three months ended March 31, 2019 compared to the same period in 2018 for our 323 comparable hotels that we have owned continuously since January 1, 2018: ADR increased 1.0% to $129.11; occupancy decreased 2.9 percentage points to 67.4%; and RevPAR decreased 3.2% to $87.02.
For the three months ended March 31, 2019 compared to the same period in 2018 for all our 327 hotels: ADR increased 0.9% to $130.03; occupancy decreased 2.8 percentage points to 67.5%; and RevPAR decreased 3.1% to $87.77.
Additional details of our hotel operating agreements and agreements with TA are set forth in Notes 8 and 10 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the table and notes thereto on pages 27 through 29 below.

Results of Operations (dollar amounts in thousands, except share amounts)
Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

	For the Three Months Ended March 31,
			Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$455,385	$445,276	$10,109	2.3%
Rental income - hotels	5,076	7,800	(2,724)	(34.9)%
Rental income - travel centers	63,075	74,193	(11,118)	(15.0)%
Total rental income	68,151	81,993	(13,842)	(16.9)%
FF&E reserve income	1,372	1,364	8	0.6%

Expenses:
Hotel operating expenses	319,125	314,982	4,143	1.3%
Depreciation and amortization - hotels	66,583	62,446	4,137	6.6%
Depreciation and amortization - travel centers	32,782	37,171	(4,389)	(11.8)%
Total depreciation and amortization	99,365	99,617	(252)	(0.3)%
General and administrative	12,235	11,734	501	4.3%

Gain on sale of real estate	159,535	—	159,535	n/m
Dividend income	876	626	250	39.9%
Unrealized gains and losses on equity securities, net	20,977	24,955	(3,978)	(15.9)%
Interest income	637	292	345	118.2%
Interest expense	(49,766)	(47,540)	(2,226)	4.7%
Income before income taxes and equity earnings of an investee	226,442	80,633	145,809	180.8%
Income tax expense	(1,059)	(471)	(588)	124.8%
Equity in earnings of an investee	404	44	360	818.2%
Net income	$225,787	$80,206	$145,581	181.5%

Weighted average shares outstanding (basic)	164,278	164,199	79	n/m
Weighted average shares outstanding (diluted)	164,322	164,219	103	0.1%

Net income per common share (basic and diluted)	$1.37	$0.49	$0.88	179.6%
References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended March 31, 2019, compared to the three months ended March 31, 2018.
Hotel operating revenues. The increase in hotel operating revenues is a result of increased revenues at certain of our managed hotels due to increases in ADR and higher occupancies ($17,138), our hotel acquisitions since January 1, 2018 ($12,302) and the conversion of one hotel from a leased to managed property during the 2018 period ($12,181), partially offset by decreased revenues at certain of our managed hotels undergoing renovations during all or part of the 2019 period resulting primarily from lower occupancies ($16,113) and decreased revenues at certain of our managed hotels primarily as a result of lower occupancies ($15,399). Additional operating statistics of our hotels are included in the table on page 30.
Rental income - hotels. The decrease in rental income - hotels is primarily the result of the conversion of one hotel from a leased to managed property during the 2018 period ($2,035) and a previously deferred gain becoming fully amortized in 2018 ($738), partially offset by contractual rent increases under certain of our hotel leases ($49). Rental income - hotels for the 2019 and 2018 periods includes $82 and $95, respectively, of adjustments to record rent on a straight line basis.
Rental income - travel centers. The decrease in rental income - travel centers is a result of the sale of 20 travel centers to TA and our lease amendments with TA in January 2019 ($12,250), partially offset by increases in the minimum rents due to us for improvements we purchased at certain of our travel centers since January 1, 2018 ($1,132). See Notes 7 and 8 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these transactions. Rental income - travel centers for the 2019 and 2018 periods includes $1,214 and

$2,984, respectively, of adjustments necessary to record scheduled rent increases under our TA leases, the deferred rent obligations payable to us under our TA leases and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks on a straight line basis.
FF&E reserve income. FF&E reserve income represents amounts paid by certain of our hotel tenants into restricted accounts owned by us to accumulate funds for future capital expenditures. The terms of our hotel leases require these amounts to be calculated as a percentage of total sales at our hotels. We do not report the amounts, if any, which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income. The increase in FF&E reserve income is the result of increased sales at certain of our leased hotels in the 2019 period.
Hotel operating expenses. The increase in hotel operating expenses is a result of the conversion of one hotel from a leased to managed property during the 2018 period ($9,533), our hotel acquisitions since January 1, 2018 ($9,385), an increase in wage and benefit costs, sales and marketing expenses and other operating costs at certain of our managed hotels resulting primarily from higher occupancies and general price increases ($1,666) and an increase in real estate taxes at certain of our hotels ($1,239), partially offset by an increase in the amount of guaranty and security deposit utilization under certain of our hotel management agreements ($11,614), operating expense decreases at certain managed hotels undergoing renovations during all or part of the 2019 period resulting primarily from lower occupancies ($4,791) and a decrease in the amount of guaranty and security deposit replenishment under certain of our hotel management agreements ($1,275). Certain guarantees and security deposits which have been applied to past payment deficits may be replenished from a share of subsequent cash flows from the applicable hotel operations pursuant to the terms of the respective operating agreements. When our guarantees and our security deposits are replenished by cash flows from hotel operations, we reflect such replenishments in our condensed consolidated statements of comprehensive income as an increase to hotel operating expenses. Hotel operating expenses were increased by $1,275 during the three months ended March 31, 2018 as a result of such replenishments. There were no replenishments during the three months ended March 31, 2019. When our guarantees and security deposits are utilized to cover shortfalls of hotels' cash flows from the minimum payments due to us, we reflect such utilizations in our condensed consolidated statements of comprehensive income as a decrease to hotel operating expenses. Hotel operating expenses were decreased by $22,465 and $10,851 during the three months ended March 31, 2019 and 2018, respectively, as a result of such utilization.
Depreciation and amortization - hotels. The increase in depreciation and amortization - hotels is a result of the depreciation and amortization of improvements acquired with funds from our FF&E reserves or directly funded by us since January 1, 2018 ($6,918) and our hotel acquisitions since January 1, 2018 ($1,339), partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2018 ($4,120).
Depreciation and amortization - travel centers. The decrease in depreciation and amortization - travel centers is a result of our travel center dispositions since January 1, 2018 ($3,061) and certain of our depreciable assets becoming fully depreciated since January 1, 2018 ($1,483), partially offset by the depreciation and amortization of travel center improvements we purchased since January 1, 2018 ($155).
General and administrative. The increase in general and administrative costs is primarily due to an increase in stock compensation expense.
Gain on sale of real estate. We recorded a $159,535 gain on sale of real estate in the 2019 period in connection with the sales of 20 travel centers.
Dividend income. Dividend income represents the dividends we received from our investment in RMR Inc.
Unrealized gains and losses on equity securities, net. Unrealized gains and losses on equity securities, net represent the adjustment required to adjust the carrying value of our investments in RMR Inc. and TA common shares to their fair value as of March 31, 2019.
Interest income. The increase in interest income is due to higher average cash balances during the 2019 period.
Interest expense. The increase in interest expense is due to higher average outstanding borrowings and weighted average interest rate in the 2019 period.
Income tax expense. We recognized higher income taxes during the 2019 period primarily due to an increase in the amount of state and foreign sourced income subject to income taxes.
Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of the earnings of AIC.

Net income. Our net income and net income per common share (basic and diluted) each increased in the 2019 period compared to the 2018 period primarily due to the revenue and expense changes discussed above.
Liquidity and Capital Resources (dollar amounts in thousands, except share amounts)
Our Managers and Tenants
As of March 31, 2019, 326 of our hotels (including one leased hotel) were included in seven combination portfolio agreements and one of our hotels was leased and not included in a portfolio; and all 327 hotels were managed by or leased to hotel operating companies. Our 179 travel centers are leased under five portfolio agreements. All costs of operating and maintaining our properties are paid by the hotel managers as agents for us or by our tenants for their own account. Our hotel managers and tenants derive their funding for property operating expenses and for returns and rents due to us generally from property operating revenues and, to the extent that these parties themselves fund our minimum returns and rents, from their separate resources. Our hotel managers and tenants include Marriott, IHG, Sonesta, Wyndham, Hyatt and Radisson. Our travel centers are leased to TA.
We define coverage for each of our hotel management agreements or leases as total property level revenues minus all property level expenses and FF&E reserve escrows which are not subordinated to the minimum returns or rents due to us divided by the minimum returns or rents due to us. More detail regarding coverage, guarantees and other features of our hotel operating agreements is presented in the tables and related notes on pages 27 through 29. For the twelve months ended March 31, 2019, three of our eight hotel operating agreements, representing 21% of our total annual minimum returns and minimum rents, generated coverage of less than 1.0x (with a range from 0.61x to 0.97x).
We define coverage for our travel center leases as property level revenues minus all property level expenses divided by the minimum rents due to us, excluding payments of previously deferred rents. For the twelve months ended March 31, 2019, the operating results from our 179 properties in our five travel center leases generated combined coverage of 1.83x. Because a large percentage of TA’s business is conducted at properties leased from us, property level rent coverage may not be an appropriate way to evaluate TA’s ability to pay rents due to us. We believe property level rent coverage is nonetheless one useful indicator of the performance and value of our properties as we believe it is what an operator interested to acquire these properties or the leaseholds might use to evaluate the contribution of these properties to their earnings before corporate level expenses.
Three hundred eighty (380) of our properties, representing 73% of our aggregate annual minimum returns and rents as of March 31, 2019, are operated under 10 management arrangements or leases which are subject to full or limited guarantees or are secured by a security deposit which we control. These guarantees may provide us with continued payments if the property level cash flows fail to equal or exceed guaranteed amounts due to us. Some of our managers and tenants, or their affiliates, may also supplement cash flows from our properties in order to make payments to us and preserve their rights to continue operating our properties even if they are not required to do so by guarantees or security deposits. Guarantee payments, security deposit applications or supplemental payments to us, if any, made under any of our management agreements or leases do not subject us to repayment obligations, but, under some of our agreements, the manager or tenant may recover these guarantee or supplemental payments and the security deposits may be replenished from subsequent cash flows from our properties after our future minimum returns and rents are paid.
When cash flows from our hotels under certain of our agreements are less than the minimum returns or rents contractually due to us, we have utilized the applicable security features in our agreements to cover some of these shortfalls. However, several of the guarantees and all the security deposits we hold are for limited amounts, are for limited durations and may be exhausted or expire, especially if our hotel renovation and rebranding activities do not result in improved operating results at these hotels. Accordingly, the effectiveness of our various security features to provide uninterrupted payments to us is not assured. If any of our hotel managers, tenants or guarantors default in their payment obligations to us, our cash flows will decline and we may become unable to continue to pay distributions to our shareholders or the amount of the distributions may decline. In particular, Wyndham's guarantee of the minimum returns due from our hotels which are managed by Wyndham was depleted during 2017 and remained depleted as of March 31, 2019. The Wyndham agreement provides that if the hotel cash flows available after payment of hotel operating expenses are less than the minimum returns due to us and the guaranty has been depleted, to avoid default Wyndham is required to pay us the greater of the available hotel cash flows after payment of hotel operating expenses and 85% of the contractual amount due. During the three months ended March 31, 2019, Wyndham paid 85% of the minimum returns due under the management agreement, which payments were an aggregate of $1,042 less than the minimum returns due for that period. We cannot be sure as to whether Wyndham will continue to pay at least the greater of available hotel cash flows after payment of hotel operating expenses and 85% of the minimum returns due to us or if Wyndham will default on its payments.

Marriott has notified us that they will not renew the lease for the Kauai Marriott under our Marriott No. 5 agreement, which expires December 31, 2019. We are in negotiations with Marriott regarding this hotel, but we can provide no assurance that we and Marriott will reach an agreement regarding the Kauai Marriott or what its terms may be. If we and Marriott are unable to reach an agreement, we will evaluate alternatives for this hotel, which may include rebranding or selling it.
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
Changes in our cash flows for the three months ended March 31, 2019 compared to the same period in 2018 were as follows: (1) cash flows provided by operating activities decreased from $49,685 in 2018 to $43,865 in 2019; (2) cash flows from investing activities changed from $59,709 of cash used in investing activities in 2018 to $102,090 of cash provided by investing activities in 2019; and (3) cash flows used in financing activities increased from $11,107 in 2018 to $123,154 in 2019.
The decrease in cash flows provided by operating activities for the three months ended March 31, 2019 as compared to the prior year period is due primarily to a decrease in minimum rents paid to us in the 2019 period under our travel center leases, higher interest payments in the 2019 period and an increase in security deposit utilization in the 2019 period, partially offset by a decrease in incentive business management fees paid to RMR LLC in the 2019 period with respect to 2018 and an increase in the minimum returns and rents paid to us in the 2019 period due to our acquisitions and funding of improvements to our hotels since January 1, 2018. The change from cash flows used in investing activities in the 2018 period to cash provided by investing activities in the 2019 period is primarily due to the proceeds received from our sale of 20 travel centers in the 2019 period and a decrease in our capital improvement fundings in the 2019 period, partially offset by an increase in real estate acquisition activity in the 2019 period. The increase in cash used in financing activities for the three months ended March 31, 2019 as compared to the prior year period is primarily due to the issuance of notes in the 2018 period, partially offset by lower net repayments in the 2019 period under our revolving credit facility compared to the 2018 period.
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
Our Investment and Financing Liquidity and Capital Resources
Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the three months ended March 31, 2019, our hotel managers and tenants deposited $11,335 to these accounts and spent $46,361 from the FF&E reserve escrow accounts to renovate and refurbish our hotels. As of March 31, 2019, there was $48,215 on deposit in these escrow accounts, which was held directly by us and is reflected in our condensed consolidated balance sheets as restricted cash.
Our hotel operating agreements generally provide that, if necessary, we may provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. To the extent we make such additional fundings, our annual minimum returns or rents generally increase by a percentage of the amount we fund. During the three months ended March 31, 2019, we funded $44,693 for capital improvements in excess of FF&E reserve fundings available from hotel operations to our hotels as follows:

•
During the three months ended March 31, 2019, we funded $13,593 for capital improvements to certain hotels under our Marriott No. 1 agreement using cash on hand and borrowings under our revolving credit facility. We currently expect to fund approximately $3,400 for capital improvements under this agreement during the last nine months of

2019 using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the contractual minimum returns payable to us increase.

•
During the three months ended March 31, 2019, we funded $9,000 for capital improvements to certain hotels under our Marriott No. 234 agreement using cash on hand and borrowings under our revolving credit facility. We currently expect to fund approximately $36,000 for capital improvements under this agreement during the last nine months of 2019 using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the contractual minimum returns payable to us increase.

•
We did not fund any capital improvements to hotels under our IHG agreement during the three months ended March 31, 2019. We currently expect to fund approximately $64,900 during the last nine months of 2019 for capital improvements under this agreement using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the contractual minimum returns payable to us increase.

•
Our Sonesta agreement does not require FF&E escrow deposits. Under our Sonesta agreement, we are required to fund capital expenditures made at our hotels. During the three months ended March 31, 2019, we funded $10,467 for capital improvements to certain hotels included in our Sonesta agreement using cash on hand and borrowings under our revolving credit facility. We currently expect to fund approximately $84,500 during the last nine months of 2019 and $42,500 during 2020 for capital improvements under this agreement using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the contractual minimum returns payable to us increase to the extent amounts funded exceed threshold amounts, as defined in our Sonesta agreement.

•
Our Wyndham agreement requires FF&E escrow deposits only if there are excess cash flows after payment of our minimum returns. No FF&E escrow deposits were required during the three months ended March 31, 2019. During the three months ended March 31, 2019, we funded $1,022 for capital improvements to certain hotels included in our Wyndham agreement using cash on hand and borrowings under our revolving credit facility. We currently expect to fund approximately $3,000 for capital improvements under this agreement during the last nine months of 2019 using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the contractual minimum returns payable to us increase.

•
During the three months ended March 31, 2019, we funded $10,611 for capital improvements to certain hotels under our Radisson agreement using cash on hand and borrowings under our revolving credit facility. We currently expect to fund approximately $12,400 during the last nine months of 2019 and $5,000 during 2020 for capital improvements under this agreement using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the contractual minimum returns payable to us will increase.

Our travel center leases with TA do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components. Under all of our TA leases, TA may request that we purchase qualifying capital improvements to the leased facilities in return for minimum rent increases. We did not fund any capital improvements to properties under these lease provisions during the three months ended March 31, 2019 and currently do not expect TA to request we fund any capital improvements during the remainder of 2019. TA is not obligated to request and we are not obligated to purchase any such improvements.
In January 2019, in a series of transactions, we sold 20 travel centers in 15 states to TA for $308,200. We used a portion of the proceeds from these sales to repay borrowings under our revolving credit facility and for general business purposes, including hotel acquisitions.
On February 21, 2019, we paid a regular quarterly distribution to our common shareholders of record on January 28, 2019 of $0.53 per share, or $87,154. We funded this distribution using cash on hand and borrowings under our revolving credit facility. On April 18, 2019, we declared a regular quarterly distribution to common shareholders of record on April 29, 2019 of $0.54 per share, or $88,798. We expect to pay this amount on or about May 16, 2019 using cash on hand and borrowings under our revolving credit facility.
On February 22, 2019, we acquired the 335 room Hotel Palomar in Washington, D.C. for a purchase price of $141,450, excluding capitalized acquisition costs of $2,292, using proceeds from our sale of the travel centers described above.
As of March 31, 2019, our restricted cash balances include $26,914 of the proceeds from our sale of the travel centers described above for the purpose of facilitating a tax deferred like-kind exchange pursuant to Section 1031 of the IRC. On May 7, 2019, we acquired the 198 room Crowne Plaza Milwaukee West hotel in Milwaukee, WI for a purchase price of $30,000, excluding acquisition related costs, using the escrowed proceeds and cash on hand.

In order to fund acquisitions and to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $1,000,000 revolving credit facility and $400,000 term loan which are governed by a credit agreement with a syndicate of institutional lenders. The maturity date of our revolving credit facility is July 15, 2022, and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to extend the maturity date of this facility for two additional six month periods. We are required to pay interest at the rate of LIBOR plus a premium, which was 100 basis points per annum at March 31, 2019, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 20 basis points per annum at March 31, 2019. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of March 31, 2019, the annual interest rate payable on borrowings under our revolving credit facility was 3.41%. As of March 31, 2019 and May 9, 2019, we had $141,000 and $96,000, respectively, outstanding and $859,000 and $904,000, respectively, available to borrow under our revolving credit facility.
Our term loan, which matures on July 15, 2023, is prepayable without penalty at any time. We are required to pay interest on the amount outstanding under our term loan at the rate of LIBOR plus a premium, which was 110 basis points per annum at March 31, 2019. The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of March 31, 2019, the annual interest rate for the amount outstanding under our term loan was 3.59%.
Our credit agreement also includes a feature under which the maximum borrowing availability may be increased to up to $2,300,000 on a combined basis in certain circumstances.
Our term debt maturities (other than our revolving credit facility and term loan) as of March 31, 2019 were as follows: $400,000 in 2021, $500,000 in 2022, $500,000 in 2023, $350,000 in 2024, $350,000 in 2025, $350,000 in 2026, $400,000 in 2027, $400,000 in 2028 and $400,000 in 2030.
None of our unsecured debt obligations require principal or sinking fund payments prior to their maturity dates.
We currently expect to use cash on hand, the cash flows from our operations, borrowings under our revolving credit facility, net proceeds from any asset sales and net proceeds of offerings of equity or debt securities to fund our future debt maturities, operations, capital expenditures, distributions to our shareholders, property acquisitions and other general business purposes.
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
Off Balance Sheet Arrangements
As of March 31, 2019, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants
Our debt obligations at March 31, 2019 consisted of outstanding borrowings under our $1,000,000 revolving credit facility, our $400,000 term loan and $3,650,000 of publicly issued term debt. Our publicly issued term debt is governed by our indentures and related supplements. These indentures and related supplements and our credit agreement contain covenants that generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, and require us to maintain various financial ratios and our credit agreement restricts our ability to make distributions under certain circumstances. Our credit agreement and our unsecured senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business manager. As of March 31, 2019, we believe we were in compliance with all of the covenants under our indentures and their supplements and our credit agreement.
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

Management Agreements, Leases and Operating Statistics (dollar amounts in thousands)
As of March 31, 2019, 326 of our hotels (including one leased hotel) were included in seven portfolio agreements and one hotel was not included in a portfolio and was leased. As of March 31, 2019, our hotels were managed by or leased to separate affiliates of Marriott, IHG, Sonesta, Wyndham, Hyatt and Radisson under eight agreements. Our 179 travel centers are leased to and operated by TA under five portfolio agreements.
The table and related notes below through page 30 summarize significant terms of our leases and management agreements as of March 31, 2019. These tables also include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include coverage of our minimum returns or minimum rents and occupancy, ADR and RevPAR for our hotel properties. We consider these statistics and the management agreement or lease security features also presented in the tables and related notes on the following pages to be important measures of our managers’ and tenants’ success in operating our properties and their ability to continue to pay us. However, this third party reported information is not a direct measure of our financial performance and we have not independently verified the operating data.

		Number of			Rent / Return Coverage (3)
		Rooms or			Three Months		Twelve Months
		Suites (Hotels) /		Annual	Ended		Ended
Operating Agreement	Number of	Land Acreage		Minimum	March 31,		March 31,
Reference Name	Properties	(Travel Centers)	Investment (1)	Return/Rent (2)	2019	2018	2019	2018
Marriott (No. 1) (4)	53	7,609	$719,901	$71,496	0.89x	0.92x	1.19x	1.23x
Marriott (No. 234) (5)	68	9,120	1,021,394	108,160	0.92x	0.97x	1.08x	1.11x
Marriott (No. 5) (6)	1	356	90,078	10,518	1.04x	1.10x	1.03x	0.96x
Subtotal / Average Marriott	122	17,085	1,831,373	190,174	0.91x	0.96x	1.12x	1.15x
IHG (7)	101	16,689	2,237,462	205,011	0.79x	0.93x	1.02x	1.13x
Sonesta (8)	51	8,862	1,706,276	127,573	0.44x	0.51x	0.64x	0.75x
Wyndham (9)	22	3,583	397,705	29,366	0.07x	0.29x	0.61x	0.84x
Hyatt (10)	22	2,724	301,942	22,037	0.92x	1.06x	1.00x	1.12x
Radisson (11)	9	1,939	280,716	19,769	0.45x	1.00x	0.97x	1.18x
Subtotal / Average Hotels	327	50,882	6,755,474	593,930	0.71x	0.82x	0.95x	1.04x
TA (No. 1) (12)	36	747	668,375	49,018	1.75x	1.73x	1.86x	1.79x
TA (No. 2) (12)	36	879	626,390	44,663	1.68x	1.72x	1.83x	1.73x
TA (No. 3) (12)	35	885	578,630	42,404	1.65x	1.67x	1.82x	1.74x
TA (No. 4) (12)	37	930	594,794	48,381	1.80x	1.81x	1.89x	1.78x
TA (No. 5) (12)	35	1,039	834,559	61,617	1.67x	1.77x	1.79x	1.74x
Subtotal / Average TA	179	4,480	3,302,748	246,083	1.71x	1.74x	1.83x	1.76x
Total / Average	506	50,882 / 4,480	$10,058,222	$840,013	1.01x	1.10x	1.21x	1.26x

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

(3)
We define coverage as combined total property level revenues minus all property level expenses and FF&E reserve escrows which are not subordinated to minimum returns or rents due to us (which data is provided to us by our managers or tenants), divided by the minimum returns or rents due to us. Coverage amounts for our IHG, Sonesta and Radisson agreements and our TA No. 4 lease include data for periods prior to our ownership of certain properties. Coverage amounts for our Sonesta agreement include data for one hotel prior to when it was managed by Sonesta. Coverage amounts for our Radisson and TA agreements exclude data for periods prior to our sale of certain properties.

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
We originally held a security deposit of $64,700 under this agreement to cover payment shortfalls of our minimum return. As of March 31, 2019, the available balance of this security deposit was $30,598. This security deposit may be replenished from a share of the hotels' available cash flows in excess of our minimum return and certain management fees. Marriott has also provided us with a $40,000 limited guaranty to cover payment shortfalls up to 90% of our minimum return after the available security deposit balance has been depleted. This limited guaranty expires in 2019. As of March 31, 2019, the available Marriott guaranty was $30,672.
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

(7)
We lease 100 IHG branded hotels (20 Staybridge Suites®, 61 Candlewood Suites®, two InterContinental®, 10 Crowne Plaza®, four Kimpton® Hotels & Restaurants and three Holiday Inn®) in 29 states in the U.S., the District of Columbia and Ontario, Canada to one of our TRSs. These 100 hotels are managed by subsidiaries of IHG under a combination management agreement. We lease one additional InterContinental® branded hotel in Puerto Rico to a subsidiary of IHG. The annual minimum return amount presented in the table on page 27 includes $7,908 of minimum rent related to the leased Puerto Rico hotel. The management agreement and the lease expire in 2036; IHG has two renewal options for 15 years each for all, but not less than all, of the hotels.

As of March 31, 2019, we held a security deposit of $85,745 under this agreement to cover payment shortfalls of our minimum return. This security deposit, if utilized, may be replenished and increased up to $100,000 from the hotels' available cash flows in excess of our minimum return and certain management fees. Under this agreement, IHG is required to maintain a minimum security deposit of $37,000. In connection with the February 2019 acquisition of the Hotel Palomar described in Note 7 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, IHG agreed to provide us $5,000 to supplement the existing security deposit.
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

(9)
We lease our 22 Wyndham branded hotels (six Wyndham Hotels and Resorts® and 16 Hawthorn Suites® hotels) in 14 states to one of our TRSs. The hotels are managed by subsidiaries of Wyndham under a combination management agreement which expires in 2038; Wyndham has two renewal options for 15 years each for all, but not less than all, of the hotels.

We have a limited guaranty of $35,656 under the management agreement to cover payment shortfalls of our minimum return, subject to an annual payment limit of $17,828. This guaranty expires in 2020. As of March 31, 2019, the Wyndham guaranty was depleted. This guaranty may be replenished from the hotels' available cash flows in excess of our minimum return. This agreement provides that if the hotel cash flows available after payment of hotel operating expenses are less than the minimum returns due to us and if the guaranty is depleted, to avoid a default, Wyndham is required to pay us the greater of the available hotel cash flows after payment of hotel operating expenses and 85% of our minimum return.
In addition to our minimum return, this management agreement provides for payment to us of 50% of the hotels' available cash flows after payment of hotel operating expenses, payment of our minimum return, funding of the FF&E reserve, if any, payment of certain management fees and reimbursement of any Wyndham guaranty advances. This additional return amount is not guaranteed.
We also lease 48 vacation units in one of the hotels to Destinations under a lease that expires in 2037; Destinations has two renewal options for 15 years each for all, but not less than all, of the vacation units. The lease is guaranteed by Destinations and provides for rent increases of 3% per annum. The annual minimum return amount presented in the table on page 27 includes $1,493 of minimum rent related to the Destinations lease.

(10)
We lease our 22 Hyatt Place® branded hotels in 14 states to one of our TRSs. The hotels are managed by a subsidiary of Hyatt under a combination management agreement that expires in 2030; Hyatt has two renewal options for 15 years each for all, but not less than all, of the hotels.

We have a limited guaranty of $50,000 under this agreement to cover payment shortfalls of our minimum return. As of March 31, 2019, the available Hyatt guaranty was $21,485. The guaranty is limited in amount but does not expire in time and may be replenished from a share of the hotels' available cash flows in excess of our minimum return.

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

We have a limited guaranty of $46,849 under this agreement to cover payment shortfalls of our minimum return. As of March 31, 2019, the available Radisson guaranty was $39,913. The guaranty is limited in amount but does not expire in time and may be replenished from a share of the hotels' available cash flows in excess of our minimum return. Also, this guaranty cap may be increased if we fund excess renovation costs under our agreement with Radisson.
In addition to our minimum return, this management agreement provides for payment to us of 50% of the hotels' available cash flows after payment of operating expenses, funding the required FF&E reserve, payment of our minimum return and reimbursement to Radisson of working capital and guaranty advances, if any. This additional return is not guaranteed.

(12)
TA No. 1: We lease 36 travel centers (32 TravelCenters of America® branded travel centers and four Petro Stopping Centers® branded travel centers) in 26 states to a subsidiary of TA under a lease that expires in 2032. TA has two renewal options for 15 years each for all, but not less than all, of these travel centers. In addition to the payment of our minimum rent, this lease provides for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2015 non-fuel revenues). Commencing in 2020, this lease provides for payment of an additional half percent (0.5%) of non-fuel revenues above 2019 non-fuel base year revenues. TA’s previously deferred rent obligation of $14,175 will be paid in 16 quarterly installments of $886 beginning in April 2019.

TA No. 2: We lease 36 travel centers (34 TravelCenters of America® branded travel centers and two Petro Stopping Centers® branded travel centers) in 24 states to a subsidiary of TA under a lease that expires in 2031. TA has two renewal options for 15 years each for all, but not less than all, of these travel centers. In addition to the payment of our minimum rent, this lease provides for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2015 non-fuel revenues). Commencing in 2020, this lease provides for payment of an additional half percent (0.5%) of non-fuel revenues above 2019 non-fuel base year revenues. TA’s previously deferred rent obligation of $12,847 will be paid in 16 quarterly installments of $803 beginning in April 2019.
TA No. 3: We lease 35 travel centers (33 TravelCenters of America® branded travel centers and two Petro Stopping Centers® branded travel centers) in 26 states to a subsidiary of TA under a lease that expires in 2029. TA has two renewal options for 15 years each for all, but not less than all, of these travel centers. In addition to the payment of our minimum rent, this lease provides for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2015 non-fuel revenues). Commencing in 2020, this lease provides for payment of an additional half percent (0.5%) of non-fuel revenues above 2019 non-fuel base year revenues. TA’s previously deferred rent obligation of $12,603 will be paid in 16 quarterly installments of $788 beginning in April 2019.
TA No. 4: We lease 37 travel centers (35 TravelCenters of America® branded travel centers and two Petro Stopping Centers® branded travel centers) in 27 states to a subsidiary of TA under a lease that expires in 2033. TA has two renewal options for 15 years each for all, but not less than all, of these travel centers. In addition to the payment of our minimum rent, this lease provides for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2015 non-fuel revenues). Commencing in 2020, this lease provides for payment of an additional half percent (0.5%) of non-fuel revenues above 2019 non-fuel base year revenues. TA’s previously deferred rent obligation of $12,961 will be paid in 16 quarterly installments of $810 beginning in April 2019.
TA No. 5: We lease 35 Petro Stopping Centers® branded travel centers in 23 states to a subsidiary of TA under a lease that expires in 2035. TA has two renewal options for 15 years each for all, but not less than all, of these travel centers. In addition to the payment of our minimum rent, this lease provides for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2012 non-fuel revenues). Commencing in 2020, this lease provides for payment of an additional half percent (0.5%) of non-fuel revenues above 2019 non-fuel base year revenues. TA’s previously deferred rent obligation of $17,872 will be paid in 16 quarterly installments of $1,117 beginning in April 2019.

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

	No. of	No. of Rooms /	Three Months Ended March 31,
	Hotels	Suites	2019	2018	Change
ADR
Marriott (No. 1)	53	7,609	$134.43	$130.81	2.8%
Marriott (No. 234)	68	9,120	135.88	131.91	3.0%
Marriott (No. 5)	1	356	310.91	280.56	10.8%
Subtotal / Average Marriott	122	17,085	140.21	135.84	3.2%
IHG (1)	101	16,689	122.51	123.95	(1.2%)
Sonesta (1) (2)	51	8,862	147.96	146.31	1.1%
Wyndham	22	3,583	89.71	93.69	(4.2%)
Hyatt	22	2,724	112.98	113.36	(0.3%)
Radisson (1)	9	1,939	129.66	126.73	2.3%
All Hotels Total / Average	327	50,882	$130.03	$128.90	0.9%
OCCUPANCY
Marriott (No. 1)	53	7,609	60.2%	62.7%	-2.5 pts
Marriott (No. 234)	68	9,120	68.8%	71.7%	-2.9 pts
Marriott (No. 5)	1	356	88.4%	96.4%	-8.0 pts
Subtotal / Average Marriott	122	17,085	65.4%	68.2%	-2.8 pts
IHG (1)	101	16,689	72.7%	75.5%	-2.8 pts
Sonesta (1) (2)	51	8,862	63.1%	64.1%	-1.0 pts
Wyndham	22	3,583	60.8%	64.6%	-3.8 pts
Hyatt	22	2,724	74.5%	77.1%	-2.6 pts
Radisson (1)	9	1,939	63.3%	73.8%	-10.5 pts
All Hotels Total / Average	327	50,882	67.5%	70.3%	-2.8 pts
RevPAR
Marriott (No. 1)	53	7,609	$80.93	$82.02	(1.3%)
Marriott (No. 234)	68	9,120	93.49	94.58	(1.2%)
Marriott (No. 5)	1	356	274.84	270.46	1.6%
Subtotal / Average Marriott	122	17,085	91.70	92.64	(1.0%)
IHG (1)	101	16,689	89.06	93.58	(4.8%)
Sonesta (1) (2)	51	8,862	93.36	93.78	(0.4%)
Wyndham	22	3,583	54.54	60.52	(9.9%)
Hyatt	22	2,724	84.17	87.40	(3.7%)
Radisson (1)	9	1,939	82.07	93.53	(12.3%)
All Hotels Total / Average	327	50,882	$87.77	$90.62	(3.1%)

(1)	Operating data includes data for certain hotels for periods prior to when we acquired them.

(2)	Operating data includes data for one hotel prior to when it was managed by Sonesta.
Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business and property management agreements with RMR LLC; RMR Inc. is the managing member of RMR LLC; Adam Portnoy, one of our Managing Trustees, is the sole trustee, an officer and controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc.; and we own shares of class A common stock of RMR Inc. We also have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services and which may have trustees, directors and officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc., including: TA, which is our former subsidiary and largest tenant and of which we are the largest shareholder; Sonesta, which is one of our hotel managers and is owned in part by Adam Portnoy; and AIC, of which we, ABP Trust, TA and four other companies to which RMR LLC provides management services each own 14.3% and which arranges and insures or reinsures in part a combined property insurance program for us and its six other shareholders. For further information about these and other such relationships and related person transactions, see Notes 7, 8, 9 and 10 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2018 Annual Report, our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission, or SEC. In addition, see the section captioned “Risk Factors” of our 2018 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our business and property management agreements with RMR LLC, our various agreements with TA and Sonesta and our shareholders agreement with AIC and its six other shareholders, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
Non-GAAP Measures
We present certain “non-GAAP financial measures” within the meaning of applicable SEC rules, including FFO and Normalized FFO. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income as presented in our condensed consolidated statements of income. We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income. We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, they may facilitate a comparison of our operating performance between periods and with other REITs.

Funds From Operations and Normalized Funds From Operations
We calculate funds from operations, or FFO, and normalized funds from operations, or Normalized FFO, as shown below. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, which is net income, calculated in accordance with GAAP, excluding any gain or loss on sale of properties and loss on impairment of real estate assets, if any, plus real estate depreciation and amortization, less any unrealized gains and losses on equity securities, as well as certain other adjustments currently not applicable to us. In calculating Normalized FFO, we include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement and public debt covenants, the availability to us of debt and equity capital, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. Other real estate companies and REITs may calculate FFO and Normalized FFO differently than we do.
Our calculations of FFO and Normalized FFO for the three months ended March 31, 2019 and 2018 and reconciliations of net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to those amounts appear in the following table (amounts in thousands, except per share amounts).

		For the Three Months Ended March 31,
		2019	2018
Net income		$225,787	$80,206
Add (Less):	Depreciation and amortization expense	99,365	99,617
	Gain on sale of real estate (1)	(159,535)	—
	Unrealized gains and losses on equity securities, net (2)	(20,977)	(24,955)
FFO and Normalized FFO		$144,640	$154,868

	Weighted average shares outstanding (basic)	164,278	164,199
	Weighted average shares outstanding (diluted) (3)	164,322	164,219

Basic and diluted per common share amounts:
	Net income	$1.37	$0.49
	FFO and Normalized FFO	$0.88	$0.94
	Distributions declared per share	$0.53	$0.52

(1)	We recorded a $159,535 gain on sale of real estate during the three months ended March 31, 2019 in connection with the sales of 20 travel centers.

(2)
Unrealized gains and losses on equity securities, net represent the adjustment required to adjust the carrying value of our investments in RMR Inc. and TA common shares to their fair value as of the end of the period.

(3)	Represents weighted average common shares adjusted to reflect the potential dilution of unvested share awards.
Item 3. Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands, except per share amounts)
We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates has not materially changed since December 31, 2018. Other than as described below, we do not currently foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.
Fixed Rate Debt
At March 31, 2019, our outstanding publicly tradable debt consisted of nine issues of fixed rate, senior notes:

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
No principal repayments are due under these notes until maturity. Because these notes require interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are one percentage point higher than the rates shown above, our per annum interest cost would increase by approximately $36,500. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at March 31, 2019 and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point change in interest rates would change the fair value of those debt obligations by approximately $173,546.
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
Floating Rate Debt
At March 31, 2019, our floating rate debt consisted of $141,000 outstanding under our $1,000,000 revolving credit facility and our $400,000 term loan. The maturity date of our revolving credit facility is July 15, 2022, and subject to our meeting certain conditions, including our payment of an extension fee, we have an option to extend the stated maturity date of the facility for two additional six month periods. The maturity date of our term loan is July 15, 2023. No principal repayments are required under our revolving credit facility prior to maturity, and repayments may be made and redrawn subject to conditions at any time without penalty. No principal prepayments are required under our term loan prior to maturity and we can repay principal amounts outstanding under the term loan subject to conditions at any time without penalty, but after amounts outstanding under our term loan are repaid, amounts may not be redrawn. Borrowings under our revolving credit facility and term loan are in U.S. dollars and require annual interest to be paid at the rate of LIBOR plus premiums that are subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR. In addition, upon renewal or refinancing of our revolving credit facility or our term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of this floating rate debt but would affect our operating results.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of March 31, 2019:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact (2)
At March 31, 2019	3.54%	$541,000	$19,151	$0.12
One percentage point increase	4.54%	$541,000	$24,561	$0.15
(1)Weighted average based on the interest rates and the respective outstanding borrowings as of March 31, 2019.
(2)Based on diluted weighted average common shares outstanding for the three months ended March 31, 2019.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at March 31, 2019 if we were fully drawn on our revolving credit facility and our $400,000 term loan remained outstanding:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact (2)
At March 31, 2019	3.46%	$1,400,000	$48,440	$0.29
One percentage point increase	4.46%	$1,400,000	$62,440	$0.38

(1)	Weighted average based on the interest rates and the respective outstanding borrowings (assuming fully drawn) as of March 31, 2019.

(2)	Based on diluted weighted average common shares outstanding for the three months ended March 31, 2019.
The foregoing tables show the impact of an immediate increase in floating interest rates as of March 31, 2019. If interest rates were to increase gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts under our revolving credit facility and term loan or other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.
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
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Warning Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including:

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
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, FFO, Normalized FFO, cash flows, liquidity and prospects include, but are not limited to:

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
For example:

•
Our ability to make future distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our future earnings, the capital costs we incur to maintain our properties and our working capital requirements. We may be unable to pay our debt obligations or to increase or maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,

•
The security deposits which we hold are not in segregated cash accounts or otherwise separate from our other assets and liabilities. Accordingly, when we record income by reducing our security deposit liabilities, we do not receive any additional cash payment. Because we do not receive any additional cash payment as we apply security deposits to cover payment shortfalls, the failure of our managers or tenants to pay minimum returns or rents due to us may reduce our cash flows and our ability to pay distributions to shareholders,

•
As of March 31, 2019, approximately 73% of our aggregate annual minimum returns and rents were secured by guarantees or security deposits from our managers and tenants. This may imply that these minimum returns and rents will be paid. In fact, certain of these guarantees and security deposits are limited in amount and duration and all the guarantees are subject to the guarantors’ abilities and willingness to pay. We cannot be sure of the future financial performance of our properties and whether such performance will cover our minimum returns and rents, whether the guarantees or security deposits will be adequate to cover future shortfalls in the minimum returns or rents due to us which they guarantee or secure, or regarding our managers’, tenants’ or guarantors’ future actions if and when the guarantees and security deposits expire or are depleted or their abilities or willingness to pay minimum returns and rents owed to us. Moreover, the security deposits we hold are not segregated from our other assets and the application of security deposits to cover payment shortfalls will result in us recording income, but will not result in us receiving additional cash. The balance of our annual minimum returns and rents as of March 31, 2019 was not secured by guarantees or security deposits,

•
We have no guarantees or security deposits for the minimum returns due to us from our Marriott No. 1 or our Sonesta agreement and the guaranty from Wyndham has been depleted. Accordingly, we may receive amounts that are less than the contractual minimum returns stated in these agreements. We cannot be sure as to whether Wyndham will continue to pay at least the greater of available hotel cash flows after payment of hotel operating expenses and 85% of the minimum returns due to us or if Wyndham will default on its payments,

•
We have recently renovated certain hotels and are currently renovating additional hotels. We currently expect to fund approximately $204.2 million during the last nine months of 2019 and $47.5 million in 2020 for renovations and other capital improvement costs at certain of our hotels. The cost of capital projects associated with such renovations may be greater than we currently anticipate. Operating results at our hotels may decline as a result of having rooms out of service or other disruptions during renovations. Also, while our funding of these capital projects will cause our contractual minimum returns to increase, the hotels’ operating results may not increase or may not increase to the extent that the minimum returns increase. Accordingly, coverage of our minimum returns at these hotels may remain depressed for an extended period,

•
Although we currently do not expect to purchase from TA during 2019 any capital improvements it may make to the travel centers we lease to TA, that may change and we may purchase capital improvements from TA during 2019 at, above or below amounts we have historically purchased from TA,

•
Hotel room demand and trucking activity are often reflections of the general economic activity in the country and in the geographic areas where our properties are located. If economic activity declines, hotel room demand and trucking activity may decline and the operating results of our hotels and travel centers may decline, the financial results of our hotel managers and our tenants, including TA, may suffer and these managers and tenants may be unable to pay our returns or rents. Also, depressed operating results from our properties for extended periods may result in the operators of some or all of our hotels and our travel centers becoming unable or unwilling to meet their obligations or their guarantees and security deposits we hold may be exhausted,

•
Hotel and other competitive forms of temporary lodging supply (for example, Airbnb) have been increasing and may affect our hotel operators' ability to grow average daily rate, or ADR, and occupancy, and ADR and occupancy could decline due to increased competition which may cause our hotel operators to become unable to pay our returns or rents,

•
If the current level of commercial activity in the country declines, if the price of diesel fuel increases significantly, if fuel conservation measures are increased, if freight business is directed away from trucking, if TA is unable to effectively compete or operate its business, if fuel efficiencies, the use of alternative fuels or transportation technologies reduce the demand for products and services TA sells or for various other reasons, TA may become unable to pay current and deferred rents due to us,

•
Our ability to grow our business and increase our distributions depends in large part upon our ability to buy properties that generate returns or can be leased for rents which exceed our operating and capital costs. We may be unable to identify properties that we want to acquire and we may fail to reach agreement with the sellers and complete the purchases of any properties we do want to acquire. In addition, any properties we may acquire may not generate returns or rents which exceed our operating and capital costs,

•
We believe that our portfolio agreements include diverse groups of properties. Our portfolio agreements may not increase the security of our cash flows or increase the likelihood our agreements will be renewed as we expect,

•
Contingencies in our acquisition and sale agreements may not be satisfied and any expected acquisitions and sales and any related management or lease arrangements we expect to enter may not occur, may be delayed or the terms of such transactions or arrangements may change,

•
At March 31, 2019, we had $23.7 million of cash and cash equivalents, $859.0 million available under our $1.0 billion revolving credit facility and security deposits and guarantees covering some of our minimum returns and rents. These statements may imply that we have abundant working capital and liquidity. However, our managers and tenants may not be able to fund minimum returns and rents due to us from operating our properties or from other resources; in the past and currently, certain of our tenants and hotel managers have in fact not paid the minimum amounts due to us from their operations of our leased or managed properties. Also, certain of the security deposits and guarantees we have to cover any such shortfalls are limited in amount and duration, and any security deposits we apply for such shortfalls do not result in additional cash flows to us. Our properties require, and we have agreed to provide, significant funding for capital improvements, renovations and other matters. Accordingly, we may not have sufficient working capital or liquidity,

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

•
Marriott, has notified us that it does not intend to extend its lease for our resort hotel on Kauai, Hawaii when that lease expires on December 31, 2019. We are in negotiations with Marriott regarding this hotel. If we and Marriott are unable to reach agreement, we will evaluate alternatives for this hotel, which may include rebranding or selling the hotel. These statements may imply that Marriott will not operate this hotel in the future or that we may have other alternatives for this hotel that may be more beneficial to maintaining Marriott as the operator of that hotel if we are unable to reach agreement with Marriott. At this time we cannot predict how our negotiations with Marriott will impact the future of this hotel. For example, this hotel may continue to be operated by Marriott on different contract terms than the current lease, we may identify a different operator for this hotel or the cash flows which we receive from our ownership of this hotel may be different than the rent we now receive. Also, although the current lease expires on December 31, 2019, we and Marriott may agree upon a different termination date.

Currently unexpected results could occur due to many different circumstances, some of which are beyond our control, such as acts of terrorism, natural disasters, changes in our managers’ or tenants’ revenues or expenses, changes in our managers’ or tenants’ financial conditions, the market demand for hotel rooms or fuel or changes in capital markets or the economy generally.
The information contained in this Quarterly Report on Form 10-Q and in our 2018 Annual Report or in our other filings with the SEC, including under the caption “Risk Factors”, or incorporated herein or therein, identifies other important factors that could cause differences from our forward-looking statements. Our filings with the SEC are available on the SEC’s website at www.sec.gov.
You should not place undue reliance upon our forward-looking statements.
Except as required by law, we do not intend to update or change any forward-looking statements as a result of new information, future events or otherwise.
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

Part II Other Information
Item 1A. Risk Factors
There have been no material changes to risk factors from those we previously disclosed in our 2018 Annual Report.
Item 6. Exhibits

Exhibit Number	Description
3.1
Composite Copy of Amended and Restated Declaration of Trust, dated as of August 21, 1995, as amended to date. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.)

3.2	Amended and Restated Bylaws of the Company, adopted April 3, 2019. (Incorporated by reference to the Company's Current Report on Form 8-K dated April 3, 2019.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.)
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

31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)

Exhibit Number	Description
101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Shareholders' Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes to these financial statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPITALITY PROPERTIES TRUST

/s/ John G. Murray
John G. Murray
President and Chief Executive Officer
Dated: May 10, 2019

/s/ Brian E. Donley
Brian E. Donley
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: May 10, 2019