Form 10-Q
period 2019-06-30
HOSPITALITY PROPERTIES TRUST
filed 2019-08-09
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-11527
HOSPITALITY PROPERTIES TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland	04-3262075
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts, 02458-1634
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of August 8, 2019: 164,449,496

HOSPITALITY PROPERTIES TRUST
FORM 10-Q
June 30, 2019
References in this Quarterly Report on Form 10-Q to the Company, HPT, we, us or our include Hospitality Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

Part I Financial Information
Item 1. Financial Statements
HOSPITALITY PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands, except share data)

	June 30,	December 31,
	2019	2018
ASSETS
Real estate properties:
Land	$1,674,653	$1,626,239
Buildings, improvements and equipment	8,002,833	7,896,734
Total real estate properties, gross	9,677,486	9,522,973
Accumulated depreciation	(3,026,473)	(2,973,384)
Total real estate properties, net	6,651,013	6,549,589
Cash and cash equivalents	15,688	25,966
Restricted cash	37,792	50,037
Due from related persons	75,939	91,212
Other assets, net	397,314	460,275
Total assets	$7,177,746	$7,177,079

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$90,000	$177,000
Unsecured term loan, net	397,591	397,292
Senior unsecured notes, net	3,602,333	3,598,295
Security deposits	123,637	132,816
Accounts payable and other liabilities	298,625	211,332
Due to related persons	8,118	62,913
Total liabilities	4,520,304	4,579,648

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 164,454,537 and 164,441,709 shares issued and outstanding, respectively	1,645	1,644
Additional paid in capital	4,546,737	4,545,481
Cumulative other comprehensive loss	(129)	(266)
Cumulative net income available for common shareholders	3,466,464	3,231,895
Cumulative common distributions	(5,357,275)	(5,181,323)
Total shareholders’ equity	2,657,442	2,597,431
Total liabilities and shareholders’ equity	$7,177,746	$7,177,079
The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Hotel operating revenues	$541,668	$529,599	$997,053	$974,875
Rental income	67,764	81,018	135,915	163,011
FF&E reserve income	1,130	1,334	2,502	2,698
Total revenues	610,562	611,951	1,135,470	1,140,584

Expenses:
Hotel operating expenses	381,703	374,081	700,828	689,063
Depreciation and amortization	99,196	99,684	198,561	199,301
General and administrative	12,207	13,121	24,442	24,855
Total expenses	493,106	486,886	923,831	913,219

Gain on sale of real estate	—	—	159,535	—
Dividend income	876	626	1,752	1,252
Unrealized gains and (losses) on equity securities, net	(60,788)	20,940	(39,811)	45,895
Interest income	449	323	1,086	615
Interest expense (including amortization of debt issuance costs and debt discounts and premiums of $2,570, $2,559, $5,140 and $5,037, respectively)	(49,601)	(48,741)	(99,367)	(96,281)
Loss on early extinguishment of debt	—	(160)	—	(160)
Income before income taxes and equity in earnings of an investee	8,392	98,053	234,834	178,686
Income tax benefit (expense)	260	(771)	(799)	(1,242)
Equity in earnings of an investee	130	7	534	51
Net income	8,782	97,289	234,569	177,495

Other comprehensive income (loss):
Equity interest in investee's unrealized gains (losses)	71	10	137	(83)
Other comprehensive income (loss)	71	10	137	(83)
Comprehensive income	$8,853	$97,299	$234,706	$177,412

Weighted average common shares outstanding (basic)	164,284	164,205	164,281	164,202
Weighted average common shares outstanding (diluted)	164,326	164,243	164,324	164,226

Net income per common share (basic and diluted)	$0.05	$0.59	$1.43	$1.08
The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)
(in thousands, except share data)

	Common Shares			Additional Paid in Capital	Cumulative Net Income Available for Common Shareholders	Cumulative Other Comprehensive Income (Loss)
	Number of Shares	Common Shares	Cumulative Common Distributions
							Total

Balance at December 31, 2018	164,441,709	$1,644	$(5,181,323)	$4,545,481	$3,231,895	$(266)	$2,597,431
Net income	—	—	—	—	225,787	—	225,787
Equity interest in investee’s unrealized gains	—	—	—	—	—	66	66
Common share grants	—	—	—	436	—	—	436
Distributions	—	—	(87,154)	—	—	—	(87,154)
Balance at March 31, 2019	164,441,709	$1,644	$(5,268,477)	$4,545,917	$3,457,682	$(200)	$2,736,566
Net income	—	—	—	—	8,782	—	8,782
Equity interest in investee’s unrealized gains	—	—	—	—	—	71	71
Common share grants	15,000	1	—	868	—	—	869
Common share repurchases and forfeitures	(2,172)	—	—	(48)	—	—	(48)
Distributions	—	—	(88,798)	—	—	—	(88,798)
Balance at June 30, 2019	164,454,537	$1,645	$(5,357,275)	$4,546,737	$3,466,464	$(129)	$2,657,442

Balance at December 31, 2017	164,349,141	$1,643	$(4,834,491)	$4,542,307	$2,966,605	$79,358	$2,755,422
Cumulative effect of accounting change	—	—	—	—	79,556	(79,556)	—
Net income	—	—	—	—	80,206	—	80,206
Equity interest in investee’s unrealized losses	—	—	—	—	—	(93)	(93)
Common share repurchases	(3,394)	—	—	(101)	—	—	(101)
Distributions	—	—	(85,460)	—	—	—	(85,460)
Balance at March 31, 2018	164,345,747	$1,643	$(4,919,951)	$4,542,206	$3,126,367	$(291)	$2,749,974
Net income	—	—	—	—	97,289	—	97,289
Equity interest in investee’s unrealized gains	—	—	—	—	—	10	10
Common share grants	18,000	1	—	500	—	—	501
Distributions	—	—	(87,105)	—	—	—	(87,105)
Balance at June 30, 2018	164,363,747	$1,644	$(5,007,056)	$4,542,706	$3,223,656	$(281)	$2,760,669
The accompanying notes are an integral part of these condensed consolidated financial statements.

HOSPITALITY PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$234,569	$177,495
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	198,561	199,301
Amortization of debt issuance costs and debt discounts and premiums as interest	5,140	5,037
Straight line rental income	4,322	(6,223)
Security deposits replenished (utilized)	(9,179)	4,986
Loss on early extinguishment of debt	—	160
Unrealized (gains) and losses on equity securities, net	39,811	(45,895)
Equity in earnings of an investee	(534)	(51)
Gain on sale of real estate	(159,535)	—
Other non-cash (income) expense, net	(207)	(1,700)
Changes in assets and liabilities:
Due from related persons	3,389	(243)
Other assets	(21,158)	(4,689)
Accounts payable and other liabilities	(388)	10,196
Due to related persons	(54,893)	(74,997)
Net cash provided by operating activities	239,898	263,377

Cash flows from investing activities:
Real estate acquisitions and deposits	(175,146)	(91,221)
Real estate improvements	(37,189)	(67,069)
Hotel managers’ purchases with restricted cash	(88,150)	(59,823)
Hotel manager's deposit (withdrawal) of insurance proceeds into restricted cash	(7,184)	18,000
Net proceeds from sale of real estate	308,200	—
Net cash provided by (used in) investing activities	531	(200,113)

Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes, after discounts and premiums	—	389,976
Borrowings under unsecured revolving credit facility	121,000	301,000
Repayments of unsecured revolving credit facility	(208,000)	(577,000)
Deferred financing costs	—	(12,242)
Repurchase of common shares	—	(101)
Distributions to common shareholders	(175,952)	(172,565)
Net cash used in financing activities	(262,952)	(70,932)
Decrease in cash and cash equivalents and restricted cash	(22,523)	(7,668)
Cash and cash equivalents and restricted cash at beginning of period	76,003	97,496
Cash and cash equivalents and restricted cash at end of period	$53,480	$89,828

Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:

Cash and cash equivalents	$15,688	$16,549
Restricted cash	37,792	73,279
Total cash and cash equivalents and restricted cash	$53,480	$89,828

Supplemental cash flow information:
Cash paid for interest	$94,296	$76,509
Cash paid for income taxes	2,289	2,589
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
We have determined that each of our wholly owned taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification™. We have concluded that we must consolidate each of our wholly owned TRSs because we are the entity with the power to direct the activities that most significantly impact such VIEs’ performance and we have the obligation to absorb losses or the right to receive benefits from each VIE that could be significant to the VIE and are, therefore, the primary beneficiary of each VIE. The assets of our TRSs were $37,053 and $31,917 as of June 30, 2019 and December 31, 2018, respectively, and consist primarily of amounts due from and working capital advances to certain of our hotel managers. The liabilities of our TRSs were $137,151 and $148,459 as of June 30, 2019 and December 31, 2018, respectively, and consist primarily of security deposits they hold and amounts payable to certain of our hotel managers. The assets of our TRSs are available to satisfy our TRSs’ obligations and we have guaranteed certain obligations of our TRSs.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are currently assessing the potential impact the adoption of ASU No. 2016-13 will have in our condensed consolidated financial statements. Lease related receivables are governed by the Lease Standards referred to above and are not subject to ASU No. 2016-13. We currently expect to adopt the standard using the modified retrospective approach.
Note 3. Revenue Recognition
We report hotel operating revenues for managed hotels in our condensed consolidated statements of comprehensive income. We generally recognize hotel operating revenues, consisting primarily of room and food and beverage sales, when goods and services are provided.
We report rental income for leased hotels and travel centers in our condensed consolidated statements of comprehensive income. We recognize rental income from operating leases on a straight line basis over the term of the lease agreements. We reduced rental income by $3,190 and $4,322 for the three and six months ended June 30, 2019, respectively, and increased rental income by $3,144 and $6,223 for the three and six months ended June 30, 2018, respectively, to record scheduled rent changes under certain of our leases, the deferred rent obligations payable to us under our leases with TravelCenters of America Inc., or TA, and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks at our travel centers on a straight line basis. See Notes 8 and 10 for further information regarding our TA leases. Due from related persons includes $54,461 and $66,347 and other assets, net, includes $3,242 and $3,073 of straight line rent receivables at June 30, 2019 and December 31, 2018, respectively.
We determine percentage rent due to us under our leases annually and recognize it when all contingencies are met and the rent is earned. We had deferred estimated percentage rent of $958 and $2,027 for the three and six months ended June 30, 2019, respectively, and $950 and $1,784 for the three and six months ended June 30, 2018, respectively.
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
Note 4. Weighted Average Common Shares
The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Weighted average common shares for basic earnings per share	164,284	164,205	164,281	164,202
Effect of dilutive securities: Unvested share awards	42	38	43	24
Weighted average common shares for diluted earnings per share	164,326	164,243	164,324	164,226

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 5. Shareholders' Equity
Share Awards
On June 13, 2019, in accordance with our Trustee compensation arrangements, we granted 3,000 of our common shares, valued at $24.67 per common share, the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on that day to each of our five Trustees as part of their annual compensation.
Share Purchases
On April 5, 2019, we purchased an aggregate of 1,642 of our common shares for $26.64 per common share, the closing price of our common shares on Nasdaq on that day, from a former officer of The RMR Group LLC, or RMR LLC, in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
On July 3, 2019, we purchased an aggregate of 5,041 of our common shares for $25.20 per common share, the closing price of our common shares on Nasdaq on that day, from our former officer and a certain former employee of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Distributions
On February 21, 2019, we paid a regular quarterly distribution to our common shareholders of record on January 28, 2019 of $0.53 per share, or $87,154. On May 16, 2019, we paid a regular quarterly distribution to our common shareholders of record on April 29, 2019 of $0.54 per share, or $88,798. On July 18, 2019, we declared a regular quarterly distribution to common shareholders of record on July 29, 2019 of $0.54 per share, or $88,803. We expect to pay this amount on or about August 15, 2019.
Cumulative Other Comprehensive Loss
Cumulative other comprehensive loss, as of June 30, 2019, represents our share of the comprehensive loss of Affiliates Insurance Company, or AIC. See Note 10 for further information regarding this investment.
Note 6. Indebtedness
Our principal debt obligations at June 30, 2019 were: (1) $90,000 of outstanding borrowings under our $1,000,000 unsecured revolving credit facility; (2) our $400,000 unsecured term loan; and (3) $3,650,000 aggregate outstanding principal amount of senior unsecured notes. Our revolving credit facility and our term loan are governed by a credit agreement with a syndicate of institutional lenders.
Our $1,000,000 revolving credit facility is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is July 15, 2022, and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to extend the maturity date of the facility for two additional six month periods. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. We are required to pay interest on borrowings under our revolving credit facility at the rate of LIBOR plus a premium, which was 100 basis points per annum as of June 30, 2019. We also pay a facility fee, which was 20 basis points per annum at June 30, 2019, on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. As of June 30, 2019, the annual interest rate payable on borrowings under our revolving credit facility was 3.37%. The weighted average annual interest rate for borrowings under our revolving credit facility was 3.40% for both the three and six months ended June 30, 2019, and 3.32% and 3.02% for the three and six months ended June 30, 2018, respectively. As of June 30, 2019, we had $90,000 outstanding and $910,000 available under our revolving credit facility. As of August 8, 2019, we had no amounts outstanding and $1,000,000 available to borrow under our revolving credit facility.
Our $400,000 term loan, which matures on July 15, 2023, is prepayable without penalty at any time. We are required to pay interest on the amount outstanding under our term loan at the rate of LIBOR plus a premium, which was 110 basis points per annum as of June 30, 2019. The interest rate premium is subject to adjustment based on changes to our credit ratings. As of June 30, 2019, the annual interest rate for the amount outstanding under our term loan was 3.54%. The weighted average annual

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

interest rate for borrowings under our term loan was 3.58% and 3.59% for the three and six months ended June 30, 2019, respectively, and 3.06% and 2.93% for the three and six months ended June 30, 2018, respectively.
Our credit agreement also includes a feature under which maximum aggregate borrowings may be increased to up to $2,300,000 on a combined basis in certain circumstances. Our credit agreement and our unsecured senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business manager. Our credit agreement and our unsecured senior notes indentures and their supplements also contain covenants, including those that restrict our ability to incur debts or to make distributions under certain circumstances and generally require us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of our credit agreement and our unsecured senior notes indentures and their supplements at June 30, 2019.
In connection with our pending acquisition of a net lease portfolio from Spirit MTA REIT, a Maryland real estate investment trust, or REIT, (NYSE: SMTA), or the SMTA Transaction, described in Note 7, a syndicate of lenders committed to provide us with a one year unsecured term loan facility, under which we may borrow up to $2,000,000. Subject to the payment of an extension fee and meeting certain other conditions, we have an option to extend the maturity date of this facility for a period of one year.
Note 7. Real Estate Properties
At June 30, 2019, we owned 328 hotels and 179 travel centers.
During the six months ended June 30, 2019, we funded $87,378 for improvements to certain of our properties which, pursuant to the terms of our management and lease agreements with our managers and tenants, resulted in increases in our contractual annual minimum returns and rents of $6,608. See Notes 8 and 10 for further information about our management and lease agreements and our fundings of improvements to certain of our properties.
Acquisitions
During the six months ended June 30, 2019, we acquired two hotels. We accounted for these transactions as acquisitions of assets. Our allocation of the purchase price of each of these acquisitions based on the estimated fair value of the acquired assets is presented in the table below.

Acquisition Date	Location	Purchase Price	Land	Land Improvements	Building and Improvements	Furniture, Fixtures and Equipment
2/22/2019	Washington, D.C. (1)	$143,742	$44,972	$151	$93,412	$5,207
5/7/2019	Milwaukee, WI (2)	30,235	3,442	1,053	25,132	608
		$173,977	$48,414	$1,204	$118,544	$5,815

(1)
On February 22, 2019, we acquired the 335 room Hotel Palomar located in Washington, D.C. for a purchase price of $143,742, including capitalized acquisition costs of $2,292. We added this Kimpton® branded hotel to our management agreement with InterContinental Hotels Group, plc, or IHG.

(2)
On May 7, 2019, we acquired the 198 room Crowne Plaza Milwaukee West hotel in Milwaukee, WI for a purchase price of $30,235, including capitalized acquisition costs of $235. We added this Crowne Plaza® branded hotel to our management agreement with IHG.

See Note 8 for further information regarding our management agreement with IHG for 102 hotels, or our IHG agreement.
In June 2019, we entered the SMTA Transaction to acquire a net lease portfolio for $2,400,000 in cash, excluding transaction costs and subject to customary adjustments and prorations. In addition to the $2,400,000 purchase price, we have agreed to pay the prepayment penalties associated with the redemption of notes issued by certain subsidiaries of SMTA under their asset-backed securitization platform in order to extinguish the existing mortgage debt on the portfolio, which are estimated to be approximately $78,000. The portfolio consists of 770 service-oriented retail properties net leased to tenants in 22 different industries and 164 brands that include quick service and casual dining restaurants, movie theaters, health and fitness, automotive parts and services and other service-oriented and necessity-based industries across 43 states. We may use the

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

proceeds from the $2,000,000 term loan facility described in Note 6, borrowings under our existing revolving credit facility, proceeds from certain asset sales, the issuance of new unsecured senior notes or other sources to finance the SMTA Transaction. The SMTA Transaction is subject to the approval by SMTA's shareholders, and each party's obligation to consummate the SMTA Transaction is subject to certain other customary conditions. We currently expect the SMTA Transaction to close during the third quarter of 2019.
On August 1, 2019, we acquired a land parcel adjacent to our travel center located in Southington, CT for a purchase price of $60, excluding acquisition related costs. This land parcel has been added to the TA lease for that travel center.
Dispositions
In January 2019, in a series of transactions, we sold 20 travel centers in 15 states to TA for $308,200. We recorded a gain of $159,535 in the first quarter of 2019 as a result of these sales. See Notes 8 and 10 for further information regarding these transactions, our relationship and leases with TA.
Note 8. Management Agreements and Leases
As of June 30, 2019, we owned 328 hotels and 179 travel centers, which were included in 13 operating agreements. We do not operate any of our properties.
As of June 30, 2019, 326 of our hotels were leased to our TRSs and managed by independent hotel operating companies and two hotels were leased to third parties. As of June 30, 2019, our hotel properties were managed by or leased to separate subsidiaries of Marriott International, Inc., or Marriott, IHG, Sonesta International Hotels Corporation, or Sonesta, Wyndham Hotels & Resorts, Inc., or Wyndham, Hyatt Hotels Corporation, or Hyatt, and Radisson Hospitality, Inc., or Radisson, under eight agreements. These hotel agreements have initial terms expiring between 2019 and 2038. Each of these agreements is for between one and 102 of our hotels. In general, the agreements contain renewal options for all, but not less than all, of the affected properties included in each agreement, and the renewal terms range between 20 to 60 years. Most of these agreements require the third party manager or tenant to: (1) make payments to us of minimum returns or minimum rents; (2) deposit a percentage of total hotel sales into FF&E reserves; and (3) for our managed hotels, make payments to our TRSs of additional returns to the extent of available cash flows after payment of operating expenses, funding of the FF&E reserves, payment of our minimum returns, payment of certain management fees and replenishment of security deposits or guarantees. Some of our managers or tenants or their affiliates have provided deposits or guarantees to secure their obligations to pay us.
Marriott No. 1 agreement. Our management agreement with Marriott for 53 hotels, or our Marriott No. 1 agreement, provides that, as of June 30, 2019, we are to be paid an annual minimum return of $71,589 to the extent that gross revenues of the hotels, after payment of hotel operating expenses and funding of the FF&E reserve, are sufficient to do so. Marriott’s base and incentive management fees are only earned after we receive our minimum returns. We realized minimum returns of $19,847 and $18,536 during the three months ended June 30, 2019 and 2018, respectively, and minimum returns of $35,559 and $34,619 during the six months ended June 30, 2019 and 2018, respectively, under this agreement. We also realized additional returns of $1,575 during both the three and six months ended June 30, 2019 and $2,529 during both the three and six months ended June 30, 2018, which represent our share of hotel cash flows in excess of the minimum returns due to us for these periods. We do not have any security deposits or guarantees for our minimum returns from the 53 hotels included in our Marriott No. 1 agreement. Accordingly, the minimum returns we receive from these hotels managed by Marriott are limited to the hotels' available cash flows after payment of operating expenses and funding of the FF&E reserve.
We funded $14,527 and $854 for capital improvements to certain of the hotels included in our Marriott No. 1 agreement during the six months ended June 30, 2019 and 2018, respectively, which resulted in increases in our contractual annual minimum returns of $1,453 and $85, respectively.
Marriott No. 234 agreement. Our management agreement with Marriott for 68 hotels, or our Marriott No. 234 agreement, provides that, as of June 30, 2019, we are to be paid an annual minimum return of $109,024. We realized minimum returns of $27,057 and $26,717 during the three months ended June 30, 2019 and 2018, respectively, and $53,949 and $53,427 during the six months ended June 30, 2019 and 2018, respectively, under this agreement. Pursuant to our Marriott No. 234 agreement, Marriott has provided us with a security deposit to cover minimum return payment shortfalls, if any. Under this agreement, this security deposit may be replenished and increased up to $64,700 from a share of hotel cash flows in excess of the minimum returns due to us. Marriott’s base and incentive management fees are only earned after we receive our minimum returns. During the six months ended June 30, 2019, our available security deposit was replenished by $2,723 from a share of hotel cash flows

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

in excess of the minimum returns due to us during the period. The available balance of this security deposit was $35,434 as of June 30, 2019. Pursuant to our Marriott No. 234 agreement, Marriott has also provided us with a limited guaranty which expires in 2019 for shortfalls up to 90% of our minimum returns, if and after the available security deposit has been depleted. The available balance of the guaranty was $30,672 as of June 30, 2019.
We funded $18,600 and $3,680 for capital improvements to certain of the hotels included in our Marriott No. 234 agreement during the six months ended June 30, 2019 and 2018, respectively, which resulted in increases in our contractual annual minimum returns of $1,674 and $331, respectively.
Marriott No. 5 agreement. We lease one hotel in Kauai, HI to Marriott which requires that, as of June 30, 2019, we are paid annual minimum rents of $10,518. This lease is guaranteed by Marriott and we realized $2,630 and $2,580 of rent for this hotel during the three months ended June 30, 2019 and 2018, respectively, and $5,260 and $5,160 during the six months ended June 30, 2019 and 2018, respectively. The guaranty provided by Marriott with respect to this leased hotel is unlimited. Marriott has four renewal options for 15 years each. On August 31, 2016, Marriott notified us that it will not exercise its renewal option at the expiration of the current lease term ending on December 31, 2019.
IHG agreement. Our IHG agreement provides that, as of June 30, 2019, we are to be paid annual minimum returns and rents of $207,411. We realized minimum returns and rents of $51,617 and $47,371 during the three months ended June 30, 2019 and 2018, respectively, and $101,201 and $94,686 during the six months ended June 30, 2019 and 2018, respectively, under this agreement. We also realized additional returns under this agreement of $1,720 during both the three and six months ended June 30, 2018 from our share of hotel cash flows in excess of the minimum returns and rents due to us for that period. We did not realize any additional returns during either the three or six months ended June 30, 2019.
Pursuant to our IHG agreement, IHG has provided us with a security deposit to cover minimum payment shortfalls, if any. Under this agreement, IHG is required to maintain a minimum security deposit of $37,000 and this security deposit may be replenished and increased up to $100,000 from a share of future cash flows from the hotels in excess of our minimum returns and rents. During the six months ended June 30, 2019, we reduced the available security deposit by $11,897 to cover shortfalls in hotel cash flows available to pay the minimum returns and rents due to us for the period. The available balance of this security deposit was $88,103 as of June 30, 2019.
We did not fund any capital improvements to our IHG hotels during each of the six months ended June 30, 2019 and 2018.
Sonesta agreement. As of June 30, 2019, Sonesta managed 12 of our full service hotels and 39 of our limited service hotels pursuant to management agreements for each of the hotels, which we refer to collectively as our Sonesta agreement, and a pooling agreement, which combines those management agreements for purposes of calculating gross revenues, payment of hotel operating expenses, payment of fees and distributions and minimum returns due to us.
Our Sonesta agreement provides that we are paid a fixed annual minimum return equal to 8% of our invested capital, as defined therein, if gross revenues of the hotels, after payment of hotel operating expenses and management and related fees (other than Sonesta’s incentive fee, if applicable), are sufficient to do so. Our fixed annual minimum return under our Sonesta agreement was $129,017 as of June 30, 2019. Our Sonesta agreement further provides that we are paid an additional return based upon operating profits, as defined therein, after payment of Sonesta’s incentive fee, if applicable. We realized returns of $28,005 and $27,902 during the three months ended June 30, 2019 and 2018, respectively, and $42,165 and $39,874 during the six months ended June 30, 2019, and 2018, respectively, under our Sonesta agreement. We do not have any security deposits or guarantees for our Sonesta hotels. Accordingly, the returns we receive from our Sonesta hotels are limited to the hotels’ available cash flows after payment of operating expenses, including management and related fees.
Pursuant to our Sonesta agreement, we incurred management, reservation and system fees and reimbursement costs for certain guest loyalty, marketing program and third party reservation transmission fees of $10,180 and $9,483 for the three months ended June 30, 2019 and 2018, respectively, and $18,703 and $16,808 for the six months ended June 30, 2019 and 2018, respectively. In addition, we incurred procurement and construction supervision fees of $581 and $789 for the three months ended June 30, 2019 and 2018, respectively, and $986 and $1,194 for the six months ended June 30, 2019 and 2018, respectively, pursuant to our Sonesta agreement. These amounts are included in hotel operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.
Our Sonesta agreement does not require FF&E escrow deposits, but does require us to fund capital expenditures at our Sonesta hotels. We funded $34,306 and $36,875 for renovations and other capital improvements to certain hotels included in

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

our Sonesta agreement during the six months ended June 30, 2019 and 2018, respectively, which resulted in increases in our contractual annual minimum returns of $1,928 and $2,218, respectively. The annual minimum returns due to us under our Sonesta agreement increase by 8% of the capital expenditure amounts we fund in excess of threshold amounts, as defined therein. We owed Sonesta $4,374 and $8,979 for capital expenditure and other reimbursements at June 30, 2019 and 2018, respectively. Amounts due from Sonesta are included in due from related persons and amounts owed to Sonesta are included in due to related persons in our condensed consolidated balance sheets.
See Note 10 for further information regarding our relationship, agreements and transactions with Sonesta.
Wyndham agreements. Our management agreement with Wyndham for 22 hotels, or our Wyndham agreement, provides that, as of June 30, 2019, we are to be paid annual minimum returns of $27,973. Pursuant to our Wyndham agreement, Wyndham has provided us with a guaranty, which was limited to $35,656, subject to an annual payment limit of $17,828, and expires on July 28, 2020. This guaranty was depleted during 2017 and remained depleted as of June 30, 2019. This guaranty may be replenished from a share of future cash flows from these hotels in excess of our minimum returns. The Wyndham agreement provides that if the hotel cash flows available after payment of hotel operating expenses are less than the minimum returns due to us and if the guaranty is depleted, to avoid a default Wyndham is required to pay us the greater of the available hotel cash flows after payment of hotel operating expenses and 85% of the contractual amount due to us. If cash flows from our Wyndham managed hotels continue to be less than minimum returns, we cannot be sure as to whether Wyndham will continue to pay at least the greater of available hotel cash flows after payment of hotel operating expenses and 85% of the minimum returns due to us or if Wyndham will default on its payments. We realized returns of $5,964 and $5,862 during the three months ended June 30, 2019 and 2018, respectively, and $11,873 and $11,719 during the six months ended June 30, 2019 and 2018, respectively, which represents 85% of the minimum returns due for the period, under this agreement.
Our Wyndham agreement requires FF&E escrow deposits equal to 5% of total hotel sales for all hotels included in the agreement subject to available cash flows after payment of our minimum return. No FF&E escrow deposits were made during the six months ended June 30, 2019.
We funded $2,278 and $660 for capital improvements to certain of the hotels included in our Wyndham agreement during the six months ended June 30, 2019 and 2018, respectively, which resulted in increases in our contractual annual minimum returns of $182 and $53, respectively.
We currently expect to exit our relationship with Wyndham and to rebrand or sell our 22 hotels currently managed by Wyndham.
We lease 48 vacation units in one of our hotels to a subsidiary of Wyndham Destinations, Inc. (NYSE: WYND), or Destinations, which requires that, as of June 30, 2019, we are paid annual minimum rents of $1,493. The guaranty provided by Destinations with respect to the Destinations lease for part of one hotel is unlimited. We recognized the contractual rents of $454 during both the three months ended June 30, 2019 and 2018 and $908 during both the six months ended June 30, 2019 and 2018 under our Destinations lease agreement. Rental income for the three months ended June 30, 2019 and 2018 for this lease includes $80 and $91, respectively, and $160 and $182 for the six months ended June 30, 2019 and 2018, respectively, of adjustments necessary to record rent on a straight line basis.
Hyatt agreement. Our management agreement with Hyatt for 22 hotels, or our Hyatt agreement, provides that, as of June 30, 2019, we are to be paid an annual minimum return of $22,037. We realized minimum returns of $5,509 during each of the three months ended June 30, 2019 and 2018 and minimum returns of $11,019 during each of the six months ended June 30, 2019 and 2018 under this agreement. Pursuant to our Hyatt agreement, Hyatt has provided us with a guaranty, which is limited to $50,000. During the six months ended June 30, 2019, the available guarantee was replenished by $699 from a share of hotel cash flows in excess of the minimum returns due to us. The available balance of the guaranty was $22,614 as of June 30, 2019.
Radisson agreement. Our management agreement with Radisson for nine hotels, or our Radisson agreement, provides that, as of June 30, 2019, we are to be paid an annual minimum return of $20,292. We realized minimum returns of $5,015 and $3,493 during the three months ended June 30, 2019 and 2018, respectively, and $9,846 and $6,723 during the six months ended June 30, 2019 and 2018, respectively, under this agreement. Pursuant to our Radisson agreement, Radisson has provided us with a limited guaranty which, as a result of capital improvement amounts funded by us during the six months ended June 30, 2019, as described below, was increased $1,371 to a total of $47,371. During the six months ended June 30, 2019, the hotels under this agreement generated cash flows that were less than the minimum returns due to us for the period, and

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Radisson made $1,998 of guaranty payments to cover the shortfall. The available balance of the guaranty was $40,561 as of June 30, 2019.
We funded $17,143 for capital improvements at certain of the hotels included in our Radisson agreement during the six months ended June 30, 2019, which resulted in increases in our contractual annual minimum returns of $1,371. We did not fund any capital improvements to the hotels included in our Radisson agreement during the six months ended June 30, 2018.
TA leases. In January 2019, we entered agreements with TA, pursuant to which:

•	In January 2019, we sold to TA 20 travel center properties, which TA previously leased from us, for a total purchase price of $308,200.

•	Upon completing these sales, these travel center properties were removed from the TA leases and TA's annual minimum rent payable to us decreased by $43,148.

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
As of June 30, 2019, we leased to TA a total of 179 travel centers under five leases that expire between 2029 and 2035 and require annual minimum returns of $246,083.
We recognized rental income from TA of $62,680 and $74,468 for the three months ended June 30, 2019 and 2018, respectively, and $125,756 and $148,661 for the six months ended June 30, 2019 and 2018, respectively. We reduced rental income by $3,277 and $4,491 for the three and six months ended June 30, 2019, respectively, and increased rental income by $3,046 and $6,029 for the three and six months ended June 30, 2018, respectively, to record the deferred rent obligations under our TA leases and the estimated future payments to us by TA for the cost of removing underground storage tanks on a straight line basis. As of June 30, 2019 and December 31, 2018, we had receivables for current rent amounts owed to us by TA and straight line rent adjustments of $75,939 and $91,212, respectively. These amounts are included in due from related persons in our condensed consolidated balance sheets.
Our TA leases do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components.
Under our TA leases, TA may request that we fund capital improvements in return for increases in TA’s annual minimum rent equal to 8.5% of the amounts funded. We did not fund any capital improvements to our properties that we leased to TA during the six months ended June 30, 2019. We funded $28,836 of capital improvements to our properties that we leased to TA for the six months ended June 30, 2018. As a result, TA’s annual minimum rent payable to us increased by $2,451.
In addition to the rental income that we recognized during the three months ended June 30, 2019 and 2018 as described above, our TA leases require TA to pay us percentage rent based upon increases in certain sales. We determine percentage rent due under our TA leases annually and recognize any resulting amount as rental income when all contingencies are met. We had aggregate deferred percentage rent under our TA leases of $958 and $861 for the three months ended June 30, 2019 and 2018, respectively, and $2,027 and $1,696 for the six months ended June 30, 2019 and 2018, respectively.
See Note 10 for further information regarding our relationship with TA.
Additional lease information (as lessor). As of June 30, 2019, our leases with parties other than our TRSs provide for contractual minimum rents to be paid to us during the remaining current terms as follows:

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

2019	$141,816
2020	273,098
2021	272,801
2022	271,222
2023	258,065
Thereafter	2,357,802
Total	$3,574,804

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
At June 30, 2019, our right of use assets and related lease liabilities totaled $76,703 and $77,023, respectively, which represented our future obligations under our operating lease agreements. Our operating leases require minimum fixed rent payments, percentage rent payments based on a percentage of hotel revenues in excess of certain thresholds, or rent payments equal to the greater of a minimum fixed rent or percentage rent. Rental expense related to our operating leases of $3,765 and $6,993 for the three and six months ended June 30, 2019, respectively, is included in hotel operating expenses within our condensed consolidated statements of comprehensive income. As of June 30, 2019, our operating leases provide for contractual minimum rent payments to third parties during the remaining lease terms, as follows:

2019	$3,630
2020	6,896
2021	6,195
2022	5,694
2023	5,548
Thereafter	145,892
Total lease payments	173,855
Less: imputed interest	(96,832)
Present value of lease liabilities (1)	$77,023

(1)
The weighted average discount rate used to calculate the lease liability and the weighted average remaining term for our ground leases (assuming all extension options) and our hotel operating leases are approximately 5.49% and 32 years (range of 12 to 68 years) and 5.58% and 29 years (range of 1 month to 55 years), respectively.

As of June 30, 2019, 14 of our travel centers are on land we leased partially or entirely from unrelated third parties. We are not required to record right of use assets and lease liabilities for these properties as we are not the primary obligor under the leases. The average remaining terms of the ground leases on these 14 travel centers was 14 years (range of three to 32 years) with rents averaging $443 per year.
Generally, payments of ground lease obligations are made by our managers or tenants. However, if a manager or tenant did not perform obligations under a ground lease or did not renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property.
Guarantees and security deposits generally. When we reduce the amounts of the security deposits we hold for any of our operating agreements for payment deficiencies, it does not result in additional cash flows to us of the deficiency amounts, but reduces the refunds due to the respective tenants or managers who have provided us with these security deposits upon expiration of the applicable operating agreement. The security deposits are non-interest bearing and are not held in escrow.

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Under these agreements, any amount of the security deposits which are applied to payment deficits may be replenished from a share of future cash flows from the applicable hotel operations pursuant to the terms of the applicable agreements.
Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $4,853 and $1,434 less than the minimum returns due to us for the three months ended June 30, 2019 and 2018, respectively, and $37,085 and $22,113 less than the minimum returns due to us for the six months ended June 30, 2019 and 2018, respectively. When managers of these hotels are required to fund the shortfalls under the terms of our management agreements or their guarantees, we reflect such fundings (including security deposit applications) in our condensed consolidated statements of comprehensive income as a reduction of hotel operating expenses. There was no reduction of hotel operating expenses for the three months ended June 30, 2019 or 2018 and there were reductions of $16,679 and $3,278 for the six months ended June 30, 2019 and 2018, respectively. We had shortfalls at certain of our managed hotel portfolios not funded by the managers of these hotels under the terms of our management agreements of $5,090 and $2,284 for the three months ended June 30, 2019 and 2018, respectively, and $23,797 and $18,835 for the six months ended June 30, 2019 and 2018, respectively, which represent the unguaranteed portions of our minimum returns from our Sonesta and Wyndham agreements.
Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $21,102 and $32,512 more than the minimum returns due to us for the three months ended June 30, 2019 and 2018, respectively, and $10,494 and $26,879 more than the minimum returns due to us for the six months ended June 30, 2019 and 2018, respectively. Certain of our guarantees and our security deposits may be replenished by a share of future cash flows from the applicable hotel operations in excess of the minimum returns due to us pursuant to the terms of the respective agreements. When our guarantees and security deposits are replenished by cash flows from hotel operations, we reflect such replenishments in our condensed consolidated statements of comprehensive income as an increase to hotel operating expenses. We had $9,208 and $16,593 of guaranty and security deposit replenishments for the three months ended June 30, 2019 and 2018, respectively, and $3,422 and $10,295 of guaranty and security deposit replenishments for the six months ended June 30, 2019 and 2018, respectively.
Note 9. Business and Property Management Agreements with RMR LLC
We have no employees. The personnel and various services we require to operate our business are provided to us by RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally, and (2) a property management agreement, which currently relates to our property level operations of the office building component of one of our hotels.
Pursuant to our business management agreement, we recognized net business management fees of $9,661 and $9,894 for the three months ended June 30, 2019 and 2018, respectively, and $19,388 and $19,618 for the six months ended June 30, 2019 and 2018, respectively. Based on our common share total return, as defined in our business management agreement, as of June 30, 2019, no incentive fees are included in the net business management fees we recognized for the three and six months ended June 30, 2019. The actual amount of annual incentive fees for 2019, if any, will be based on our common share total return, as defined in our business management agreement, for the three year period ending December 31, 2019, and will be payable in 2020. The net business management fees we recognized for the three and six months ended June 30, 2018 did not include any estimated incentive fees. In January 2019, we paid RMR LLC an incentive fee of $53,635 for 2018. We include business management fee amounts in general and administrative expenses in our condensed consolidated statements of comprehensive income.
Pursuant to our property management agreement with RMR LLC, we recognized property management fees of $27 and $12 for the three months ended June 30, 2019 and 2018, respectively, and $38 and $25 for the six months ended June 30, 2019 and 2018, respectively. These fees are payable in connection with the management of the office building component of one of our hotels. These amounts are included in hotel operating expenses in our condensed consolidated statements of comprehensive income.
We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. We are generally not responsible for payment of RMR LLC’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC employees assigned to work exclusively or partly at the properties that are subject to the property management agreement, which is currently limited to the office building component of one of our hotels, our share of the wages, benefits and other related costs of RMR LLC's centralized accounting personnel, our share of RMR LLC’s costs for providing our internal audit function, and as otherwise agreed. We reimbursed RMR LLC $142 and $99 for these expenses and costs for the three months ended June 30,

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

2019 and 2018, respectively, and $342 and $234 for the six months ended June 30, 2019 and 2018, respectively. We included these amounts in hotel operating expenses and selling, general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income.
Note 10. Related Person Transactions
We have relationships and historical and continuing transactions with TA, Sonesta, RMR LLC, The RMR Group Inc., or RMR Inc., AIC and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers.
TA. TA is our largest tenant and property operator, leasing 31% of our gross carrying value of real estate properties as of June 30, 2019. We lease all of our travel centers to TA under the TA leases. We are also TA’s largest shareholder; as of June 30, 2019, we owned 3,420,000 common shares of TA, representing approximately 8.5% of TA’s outstanding common shares. RMR LLC provides management services to both us and TA, and Adam D. Portnoy, the Chair of our Board of Trustees and one of our Managing Trustees, also serves as a managing director of TA. As of June 30, 2019, RMR LLC owned 1,492,691 common shares of TA, representing approximately 3.7% of TA's outstanding common shares. On August 1, 2019, TA affected a one-for-five reverse stock split. The share amounts as of June 30, 2019 stated earlier in this paragraph are not adjusted to reflect that reverse stock split. See Note 8 for further information regarding our relationships, agreements and transactions with TA and Note 13 for further information regarding our investment in TA.
Sonesta. Sonesta is a private company owned in part by Adam Portnoy, one of our Managing Trustees. Mr. Portnoy, our other Managing Trustee and our Secretary are directors of Sonesta. As of June 30, 2019, Sonesta managed 51 of our hotels pursuant to management and pooling agreements. See Note 8 for further information regarding our relationships, agreements and transactions with Sonesta.
Our Manager, RMR LLC. We have two agreements with RMR LLC to provide management services to us. See Note 9 for further information regarding our management agreements with RMR LLC.
RMR Inc. RMR LLC is a majority owned subsidiary of RMR Inc. and RMR Inc. is the managing member of RMR LLC. Adam Portnoy is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. John G. Murray, our other Managing Trustee and our President and Chief Executive Officer, also serves as an officer and employee of RMR LLC, and each of our other officers is also an officer and employee of RMR LLC, including Ethan S. Bornstein, the brother-in-law of Adam Portnoy.
As of June 30, 2019, we owned 2,503,777 shares of class A common stock of RMR Inc. On July 1, 2019, we sold all the shares of class A common stock of RMR Inc. we owned in an underwritten public offering at a price to the public of $40.00 per share pursuant to an underwriting agreement among us, RMR Inc., certain other REITs managed by RMR LLC that also sold their class A common stock of RMR Inc. in the offering, and the underwriters named therein. We received net proceeds of $93,892 from this sale, after deducting the underwriting discounts and commissions and before other offering expenses. See Note 13 for further information regarding our investment in RMR Inc.
AIC. We, ABP Trust, TA and four other companies to which RMR LLC provides management services currently own AIC, an Indiana insurance company, in equal amounts. We and the other AIC shareholders historically participated in a combined property insurance program arranged and reinsured in part by AIC. The policies under that program expired on June 30, 2019, and we and the other AIC shareholders elected not to renew the AIC property insurance program; we have instead purchased standalone property insurance coverage with unrelated third party insurance providers.
As of June 30, 2019 and December 31, 2018, our investment in AIC had a carrying value of $9,310 and $8,639, respectively. These amounts are included in other assets in our condensed consolidated balance sheets. We recognized income of $130 and $7 for the three months ended June 30, 2019 and 2018, respectively, and $534 and $51 for the six months ended June 30, 2019 and 2018, respectively, related to our investment in AIC, which amounts are presented as equity in earnings of an investee in our condensed consolidated statements of comprehensive income. Our other comprehensive income (loss) includes our proportionate part of unrealized gains (losses) on fixed income securities that are owned by AIC related to our investment in AIC.

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
During the three months ended June 30, 2019, we recognized an income tax benefit of $260, which includes $97 related to foreign taxes and $163 related to state taxes. During the six months ended June 30, 2019, we recognized income tax expense of $799, which includes $218 of foreign taxes and $581 of state taxes. During the three and six months ended June 30, 2018, we recognized income tax expense of $771 and $1,242, respectively, which includes $211 and $340, respectively, of foreign taxes and $560 and $902, respectively, of state taxes.

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 12. Segment Information
We aggregate our hotels and travel centers into two reportable segments, hotel investments and travel center investments, based on their similar operating and economic characteristics.

	For the Three Months Ended June 30, 2019
	Hotels	Travel Centers	Corporate	Consolidated
Revenues:
Hotel operating revenues	$541,668	$—	$—	$541,668
Rental income	5,084	62,680	—	67,764
FF&E reserve income	1,130	—	—	1,130
Total revenues	547,882	62,680	—	610,562

Expenses:
Hotel operating expenses	381,703	—	—	381,703
Depreciation and amortization	67,021	32,175	—	99,196
General and administrative	—	—	12,207	12,207
Total expenses	448,724	32,175	12,207	493,106

Dividend income	—	—	876	876
Unrealized losses on equity securities	—	—	(60,788)	(60,788)
Interest income	216	—	233	449
Interest expense	—	—	(49,601)	(49,601)
Income (loss) before income taxes and equity in earnings of an investee	99,374	30,505	(121,487)	8,392
Income tax benefit	—	—	260	260
Equity in earnings of an investee	—	—	130	130
Net income (loss)	$99,374	$30,505	$(121,097)	$8,782

	For the Six Months Ended June 30, 2019
	Hotels	Travel Centers	Corporate	Consolidated
Revenues:
Hotel operating revenues	$997,053	$—	$—	$997,053
Rental income	10,159	125,756	—	135,915
FF&E reserve income	2,502	—	—	2,502
Total revenues	1,009,714	125,756	—	1,135,470

Expenses:
Hotel operating expenses	700,828	—	—	700,828
Depreciation and amortization	133,604	64,957	—	198,561
General and administrative	—	—	24,442	24,442
Total expenses	834,432	64,957	24,442	923,831

Gain on sale of real estate	—	159,535	—	159,535
Dividend income	—	—	1,752	1,752
Unrealized losses on equity securities	—	—	(39,811)	(39,811)
Interest income	427	—	659	1,086
Interest expense	—	—	(99,367)	(99,367)
Income (loss) before income taxes and equity in earnings of an investee	175,709	220,334	(161,209)	234,834
Income tax expense	—	—	(799)	(799)
Equity in earnings of an investee	—	—	534	534
Net income (loss)	$175,709	$220,334	$(161,474)	$234,569

	As of June 30, 2019
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$4,806,796	$2,192,789	$178,161	$7,177,746

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

	For the Three Months Ended June 30, 2018
	Hotels	Travel Centers	Corporate	Consolidated
Revenues:
Hotel operating revenues	$529,599	$—	$—	$529,599
Rental income	6,550	74,468	—	81,018
FF&E reserve income	1,334	—	—	1,334
Total revenues	537,483	74,468	—	611,951

Expenses:
Hotel operating expenses	374,081	—	—	374,081
Depreciation and amortization	62,953	36,731	—	99,684
General and administrative	—	—	13,121	13,121
Total expenses	437,034	36,731	13,121	486,886

Dividend income	—	—	626	626
Unrealized gains and losses on equity securities, net	—	—	20,940	20,940
Interest income	210	—	113	323
Interest expense	—	—	(48,741)	(48,741)
Loss on early extinguishment of debt	—	—	(160)	(160)
Income (loss) before income taxes and equity in earnings of an investee	100,659	37,737	(40,343)	98,053
Income tax expense	—	—	(771)	(771)
Equity in earnings of an investee	—	—	7	7
Net income (loss)	$100,659	$37,737	$(41,107)	$97,289

	For the Six Months Ended June 30, 2018
	Hotels	Travel Centers	Corporate	Consolidated
Revenues:
Hotel operating revenues	$974,875	$—	$—	$974,875
Rental income	14,350	148,661	—	163,011
FF&E reserve income	2,698	—	—	2,698
Total revenues	991,923	148,661	—	1,140,584

Expenses:
Hotel operating expenses	689,063	—	—	689,063
Depreciation and amortization	125,399	73,902	—	199,301
General and administrative	—	—	24,855	24,855
Total expenses	814,462	73,902	24,855	913,219

Dividend income	—	—	1,252	1,252
Unrealized gains and losses on equity securities, net	—	—	45,895	45,895
Interest income	403	—	212	615
Interest expense	—	—	(96,281)	(96,281)
Loss on early extinguishment of debt	—	—	(160)	(160)
Income (loss) before income taxes and equity in earnings of an investee	177,864	74,759	(73,937)	178,686
Income tax expense	—	—	(1,242)	(1,242)
Equity in earnings of an investee	—	—	51	51
Net income (loss)	$177,864	$74,759	$(75,128)	$177,495

	As of December 31, 2018
	Hotels	Travel Centers	Corporate	Consolidated
Total assets	$4,586,709	$2,398,118	$192,252	$7,177,079

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 13. Fair Value of Assets and Liabilities
The table below presents certain of our assets and liabilities carried at fair value at June 30, 2019, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset or liability.

		Fair Value at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Carrying Value at	Identical Assets	Observable Inputs	Unobservable Inputs
Description	June 30, 2019	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurement Assets:
Investment in TA (1)	$12,380	$12,380	$—	$—
Investment in RMR Inc.(2)	$117,627	$117,627	$—	$—
Non-recurring Fair Value Measurement Liabilities:
Other Liability (2)	$(17,476)	$—	$(17,476)	$—

(1)
Our 3,420,000 common shares of TA, which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs). Our historical cost basis for these shares is $17,407 as of June 30, 2019. During the three and six months ended June 30, 2019, we recorded unrealized losses of $1,676 and $479, respectively, and during the three and six months ended June 30, 2018, we recorded unrealized losses of $342 and $2,052, respectively, to adjust the carrying value of our investment in TA shares to its fair value.

(2)
Our 2,503,777 shares of class A common stock of RMR Inc. are included in other assets, net and had a fair value at June 30, 2019 of $117,627, based on quoted market prices (Level 1 inputs as defined by the fair value hierarchy under GAAP). On June 26, 2019, we entered into a transaction to sell all of our shares of RMR Inc. class A common stock in an underwritten public offering at a price of $40.00 per share. We completed that sale on July 1, 2019 in accordance with the terms of the underwriting agreement. See Note 10 for additional information regarding this sale. We have elected to account for the agreement to sell our shares of RMR Inc. class A common stock using the fair value option, based upon the difference between the contractual offering price (Level 2 inputs as defined in the fair value hierarchy under GAAP) and the fair value of the underlying assets at June 30, 2019. Our historical cost basis for these shares is $66,374 as of June 30, 2019. During the three and six months ended June 30, 2019, we recorded unrealized losses of $35,053 and $15,273, respectively, to adjust our investment in RMR Inc. shares to its fair value. In addition, during the three and six months ended June 30, 2019, we recorded a loss of $17,476 and estimated expenses of $6,583 related to the agreement to sell our shares of RMR Inc. class A common stock, both of which are included in accounts payable and other liabilities in our condensed consolidated balance sheets and in unrealized gains and (losses) on equity securities, net in our condensed consolidated statements of comprehensive income.

In addition to the investment securities included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, revolving credit facility, term loan, senior notes and security deposits. At June 30, 2019 and December 31, 2018, the fair values of these additional financial instruments approximated their carrying values in our condensed consolidated balance sheets due to their short term nature or floating interest rates, except as follows:

	June 30, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Value (1)	Value	Value (1)	Value
Senior Unsecured Notes, due 2021 at 4.25%	$397,659	$404,246	$396,938	$404,582
Senior Unsecured Notes, due 2022 at 5.00%	496,215	524,240	495,609	510,658
Senior Unsecured Notes, due 2023 at 4.50%	499,350	517,670	499,268	503,295
Senior Unsecured Notes, due 2024 at 4.65%	348,092	360,607	347,890	349,741
Senior Unsecured Notes, due 2025 at 4.50%	346,087	350,137	345,743	341,114
Senior Unsecured Notes, due 2026 at 5.25%	342,519	358,549	341,955	354,060
Senior Unsecured Notes, due 2027 at 4.95%	394,271	403,314	393,893	391,660
Senior Unsecured Notes, due 2028 at 3.95%	390,184	376,436	389,610	361,232
Senior Unsecured Notes, due 2030 at 4.375%	387,956	382,804	387,389	367,110
Total financial liabilities	$3,602,333	$3,678,003	$3,598,295	$3,583,452

HOSPITALITY PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

(1)	Carrying value includes unamortized discounts and premiums and issuance costs.
At June 30, 2019 and December 31, 2018, we estimated the fair values of our senior notes using an average of the bid and ask price of our then outstanding issuances of senior notes (Level 2 inputs).

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
Management agreements and leases. At June 30, 2019, we owned 328 hotels operated under eight agreements; 326 of these hotels are leased by us to our wholly owned TRSs and managed by hotel operating companies and two are leased to hotel operating companies. At June 30, 2019, our 179 owned travel centers were leased to TA under five agreements. Our condensed consolidated statements of comprehensive income include operating revenues and expenses of our managed hotels and rental income from our leased hotels and travel centers.
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
Comparable hotels data. We present revenue per available room, or RevPAR, average daily rate, or ADR and occupancy for the periods presented on a comparable basis to facilitate comparisons between periods. We generally define comparable hotels as those that were owned by us and were open and operating for the entire periods being compared. For each of the three and six months ended June 30, 2019 and 2018, we excluded six hotels from our comparable results. Five of these hotels were not owned for the entire periods and one was closed for a major renovation during part of the periods presented.
Hotel operations. During the three and six months ended June 30, 2019, the U.S. hotel industry generally realized increases in ADR and RevPAR, while occupancy was flat compared to the same period in 2018. During the three months ended June 30, 2019, our 322 comparable hotels that we owned continuously since April 1, 2018 produced aggregate year over year decreases in ADR, occupancy and RevPAR. During the six months ended June 30, 2019, our 322 comparable hotels that we owned continuously since January 1, 2018 produced aggregate year over year decreases in ADR, occupancy and RevPAR. We believe these results are, in part, due to the disruption and displacement at certain of our hotels undergoing renovations, increased competition from new hotel room supply in certain markets and decreased business activity in areas where some of our hotels are located.
For the three months ended June 30, 2019 compared to the same period in 2018 for our 322 comparable hotels: ADR decreased 1.2% to $130.37; occupancy decreased 0.7 percentage points to 77.3%; and RevPAR decreased 2.1% to $100.78.
For the three months ended June 30, 2019 compared to the same period in 2018 for all our 328 hotels: ADR decreased 1.3% to $131.94; occupancy decreased 0.9 percentage points to 77.2%; and RevPAR decreased 2.4% to $101.86.
For the six months ended June 30, 2019 compared to the same period in 2018 for our 322 comparable hotels: ADR decreased 0.1% to $129.26; occupancy decreased 1.8 percentage points to 72.3%; and RevPAR decreased 2.5% to $93.45.
For the six months ended June 30, 2019 compared to the same period in 2018 for all our 328 hotels: ADR decreased 0.3% to $131.03; occupancy decreased 1.9 percentage points to 72.3%; and RevPAR decreased 2.8% to $94.73.
Additional details of our hotel operating agreements and agreements with TA are set forth in Notes 8 and 10 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the table and notes thereto on pages 33 through 35 below.

Results of Operations (dollar amounts in thousands, except share amounts)
Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

	For the Three Months Ended June 30,
			Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$541,668	$529,599	$12,069	2.3%
Rental income - hotels	5,084	6,550	(1,466)	(22.4)%
Rental income - travel centers	62,680	74,468	(11,788)	(15.8)%
Total rental income	67,764	81,018	(13,254)	(16.4)%
FF&E reserve income	1,130	1,334	(204)	(15.3)%

Expenses:
Hotel operating expenses	381,703	374,081	7,622	2.0%
Depreciation and amortization - hotels	67,021	62,953	4,068	6.5%
Depreciation and amortization - travel centers	32,175	36,731	(4,556)	(12.4)%
Total depreciation and amortization	99,196	99,684	(488)	(0.5)%
General and administrative	12,207	13,121	(914)	(7.0)%

Dividend income	876	626	250	39.9%
Unrealized gains and (losses) on equity securities, net	(60,788)	20,940	(81,728)	(390.3)%
Interest income	449	323	126	39.0%
Interest expense	(49,601)	(48,741)	(860)	1.8%
Loss on early extinguishment of debt	—	(160)	160	(100.0)%
Income before income taxes and equity earnings of an investee	8,392	98,053	(89,661)	(91.4)%
Income tax benefit (expense)	260	(771)	1,031	(133.7)%
Equity in earnings of an investee	130	7	123	1,757.1%
Net income	$8,782	$97,289	$(88,507)	(91.0)%

Weighted average shares outstanding (basic)	164,284	164,205	79	n/m
Weighted average shares outstanding (diluted)	164,326	164,243	83	0.1%

Net income per common share (basic and diluted)	$0.05	$0.59	$(0.54)	(91.5)%
References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended June 30, 2019, compared to the three months ended June 30, 2018.
Hotel operating revenues. The increase in hotel operating revenues is a result of our hotel acquisitions since April 1, 2018 ($18,828), increased revenues at certain of our managed hotels due to increases in ADR and higher occupancies ($14,490) and the conversion of one hotel from a leased to managed property during the 2018 period ($4,191), partially offset by decreased revenues at certain of our managed hotels primarily as a result of lower occupancies ($15,270) and decreased revenues at certain of our other managed hotels undergoing renovations during all or part of the 2019 period resulting primarily from lower occupancies ($10,170). Additional operating statistics of our hotels are included in the table on page 36.
Rental income - hotels. The decrease in rental income - hotels is primarily the result of the conversion of one hotel from a leased to managed property during the 2018 period ($777) and a previously deferred gain from a historical lease default becoming fully amortized in 2018 ($738), partially offset by contractual rent increases under certain of our hotel leases ($49). Rental income - hotels for the 2019 and 2018 periods includes $87 and $98, respectively, of adjustments to record rent on a straight line basis.
Rental income - travel centers. The decrease in rental income - travel centers is a result of the sale of 20 travel centers to TA and our lease amendments with TA in January 2019 ($12,699), partially offset by increases in the minimum rents due to us for improvements we purchased at certain of our travel centers since April 1, 2018 ($911). See Notes 7 and 8 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these transactions. We reduced rental income by $3,277 in the 2019 period and increased rental income by $3,046 in the 2018 period to record scheduled rent increases under our TA leases, the deferred rent obligations payable to us under our TA leases and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks on a straight line basis.
FF&E reserve income. FF&E reserve income represents amounts paid by certain of our hotel tenants into restricted accounts owned by us to accumulate funds for future capital expenditures. The terms of our hotel leases require these amounts to be calculated as a percentage of total sales at our hotels. We do not report the amounts, if any, which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income. The decrease in FF&E reserve income is the result of decreased sales at certain of our leased hotels in the 2019 period.
Hotel operating expenses. The increase in hotel operating expenses is a result of our hotel acquisitions since April 1, 2018 ($11,174), an increase in wage and benefit costs, sales and marketing expenses and other operating costs at certain of our managed hotels resulting primarily from higher occupancies and general price increases ($3,629) and the conversion of one hotel from a leased to managed property during the 2018 period ($3,235), partially offset by a decrease in the amount of guaranty and security deposit replenishment under certain of our hotel management agreements ($7,385), operating expense decreases at certain managed hotels undergoing renovations during all or part of the 2019 period resulting primarily from lower occupancies ($2,790), and a decrease in real estate taxes at certain of our hotels ($241). Certain guarantees and security deposits which have been applied to past payment deficits may be replenished from a share of subsequent cash flows from the applicable hotel operations pursuant to the terms of the respective operating agreements. When our guarantees and our security deposits are replenished by cash flows from hotel operations, we reflect such replenishments in our condensed consolidated statements of comprehensive income as an increase to hotel operating expenses. Hotel operating expenses were increased by $9,208 and $16,593 during the three months ended June 30, 2019 and 2018, respectively, as a result of such replenishments.
Depreciation and amortization - hotels. The increase in depreciation and amortization - hotels is a result of the depreciation and amortization of improvements acquired with funds from our FF&E reserves or directly funded by us since April 1, 2018 ($5,762) and our hotel acquisitions since April 1, 2018 ($1,766), partially offset by certain of our depreciable assets becoming fully depreciated since April 1, 2018 ($3,460).
Depreciation and amortization - travel centers. The decrease in depreciation and amortization - travel centers is a result of our travel center dispositions since April 1, 2018 ($2,781) and certain of our depreciable assets becoming fully depreciated since April 1, 2018 ($2,578), partially offset by the depreciation and amortization of travel center improvements we purchased since April 1, 2018 ($803).
General and administrative. The decrease in general and administrative costs is primarily due to decreases in professional service expenses and business management fees.
Dividend income. Dividend income represents the dividends we received from our investment in RMR Inc.
Unrealized gains and (losses) on equity securities, net. Unrealized gains and losses on equity securities, net represent the adjustment required to adjust the carrying value of our investments in RMR Inc. and TA common shares to their fair value as of June 30, 2019 and June 30, 2018.
Interest income. The increase in interest income is due to higher average cash balances during the 2019 period.
Interest expense. The increase in interest expense is due to higher average outstanding borrowings and weighted average interest rate in the 2019 period.
Loss on early extinguishment of debt. We recorded a loss of $160 on early extinguishment of debt in the 2018 period in connection with amending our revolving credit facility and term loan.
Income tax benefit (expense). We recognized an income tax benefit during the 2019 period compared to income tax expense in the 2018 period primarily due to a decrease in the amount of state and foreign sourced income subject to income taxes.
Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of the earnings of AIC.
Net income. Our net income and net income per common share (basic and diluted) each decreased in the 2019 period compared to the 2018 period primarily due to the revenue and expense changes discussed above.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

	For the Six Months Ended June 30,
			Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$997,053	$974,875	$22,178	2.3%
Rental income - hotels	10,159	14,350	(4,191)	(29.2)%
Rental income - travel centers	125,756	148,661	(22,905)	(15.4)%
Total rental income	135,915	163,011	(27,096)	(16.6)%
FF&E reserve income	2,502	2,698	(196)	(7.3)%

Expenses:
Hotel operating expenses	700,828	689,063	11,765	1.7%
Depreciation and amortization - hotels	133,604	125,399	8,205	6.5%
Depreciation and amortization - travel centers	64,957	73,902	(8,945)	(12.1)%
Total depreciation and amortization	198,561	199,301	(740)	(0.4)%
General and administrative	24,442	24,855	(413)	(1.7)%

Gain on sale of real estate	159,535	—	159,535	n/m
Dividend income	1,752	1,252	500	39.9%
Unrealized gains and (losses) on equity securities, net	(39,811)	45,895	(85,706)	(186.7)%
Interest income	1,086	615	471	76.6%
Interest expense	(99,367)	(96,281)	(3,086)	3.2%
Loss on early extinguishment of debt	—	(160)	160	(100.0)%
Income before income taxes and equity earnings of an investee	234,834	178,686	56,148	31.4%
Income tax expense	(799)	(1,242)	443	(35.7)%
Equity in earnings of an investee	534	51	483	947.1%
Net income	$234,569	$177,495	$57,074	32.2%

Weighted average shares outstanding (basic)	164,281	164,202	79	n/m
Weighted average shares outstanding (diluted)	164,324	164,226	98	0.1%

Net income per common share (basic and diluted)	$1.43	$1.08	$0.35	32.4%
References to changes in the income and expense categories below relate to the comparison of consolidated results for the six months ended June 30, 2019, compared to the six months ended June 30, 2018.
Hotel operating revenues. The increase in hotel operating revenues is a result of our hotel acquisitions since January 1, 2018 ($31,130), increased revenues at certain of our managed hotels due to increases in ADR and higher occupancies ($24,416) and the conversion of one hotel from a leased to managed property during the 2018 period ($16,372), partially offset by decreased revenues at certain of our other managed hotels undergoing renovations during all or part of the 2019 period resulting primarily from lower occupancies ($25,630) and decreased revenues at certain of our other managed hotels primarily as a result of lower occupancies ($24,110). Additional operating statistics of our hotels are included in the table on page 36.
Rental income - hotels. The decrease in rental income - hotels is primarily a result of the conversion of one hotel from a leased to managed property during the 2018 period ($2,764) and a previously deferred gain from a historical lease default becoming fully amortized in 2018 ($1,476), partially offset by contractual rent increases under certain of our hotel leases ($49). Rental income - hotels for the 2019 and 2018 periods includes $169 and $194, respectively, of adjustments to record rent on a straight line basis.
Rental income - travel centers. The decrease in rental income - travel centers is a result of the sale of 20 travel centers to TA and our lease amendments with TA in January 2019 ($25,004), partially offset by increases in the minimum rents due to us for improvements we purchased at certain of our travel centers since January 1, 2018 ($2,099). See Notes 7 and 8 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these transactions. We reduced rental income by $4,491 in the 2019 period and increased rental income by $6,029 in the 2018 period to record scheduled rent increases under our TA leases, the deferred rent obligations payable to us under our TA leases and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks on a straight line basis.
FF&E reserve income. The decrease in FF&E reserve income is the result of decreased sales at certain of our leased hotels in the 2019 period.
Hotel operating expenses. The increase in hotel operating expenses is a result of our hotel acquisitions since January 1, 2018 ($20,560), the conversion of one hotel from a leased to managed property during the 2018 period ($12,767), an increase in wage and benefit costs, sales and marketing expenses and other operating costs at certain of our managed hotels resulting primarily from higher occupancies and general price increases ($4,528) and an increase in real estate taxes at certain of our hotels ($998), partially offset by an increase in the amount of guaranty and security deposit utilization under certain of our hotel management agreements ($13,401), a decrease in the amount of guaranty and security deposit replenishment under certain of our hotel management agreements ($6,873) and operating expense decreases at certain managed hotels undergoing renovations during all or part of the 2019 period resulting primarily from lower occupancies ($6,814). Hotel operating expenses were increased by $3,422 and $10,295 during the six months ended June 30, 2019 and 2018, respectively, as a result of replenishment of security deposits and guarantees under certain of our hotel management agreements. When our guarantees and security deposits are utilized to cover shortfalls of hotels' cash flows from the minimum payments due to us, we reflect such utilizations in our condensed consolidated statements of comprehensive income as a decrease to hotel operating expenses. Hotel operating expenses were decreased by $16,679 and $3,278 during the six months ended June 30, 2019 and 2018, respectively, as a result of such utilization.
Depreciation and amortization - hotels. The increase in depreciation and amortization - hotels is a result of the depreciation and amortization of improvements acquired with funds from our FF&E reserves or directly funded by us since January 1, 2018 ($12,679) and our hotel acquisitions since January 1, 2018 ($3,105), partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2018 ($7,579).
Depreciation and amortization - travel centers. The decrease in depreciation and amortization - travel centers is a result of our travel center dispositions since January 1, 2018 ($5,593) and certain of our depreciable assets becoming fully depreciated since January 1, 2018 ($4,061), partially offset by the depreciation and amortization of travel center improvements we purchased since January 1, 2018 ($709).
General and administrative. The decrease in general and administrative costs is primarily due to decreases in professional service expenses and business management fees.
Gain on sale of real estate. We recorded a $159,535 gain on sale of real estate in the 2019 period in connection with the sales of 20 travel centers.
Dividend income. Dividend income represents the dividends we received from our investment in RMR Inc.
Unrealized gains and (losses) on equity securities, net. Unrealized gains and losses on equity securities, net represent the adjustment required to adjust the carrying value of our investments in RMR Inc. and TA common shares to their fair value as of June 30, 2019 and June 30, 2018.
Interest income. The increase in interest income is due to higher average cash balances during the 2019 period.
Interest expense. The increase in interest expense is due to higher average outstanding borrowings and weighted average interest rate in the 2019 period.
Loss on early extinguishment of debt. We recorded a loss of $160 on early extinguishment of debt in the 2018 period in connection with amending our revolving credit facility and term loan.
Income tax expense. We recognized lower income taxes during the 2019 period primarily due to a decrease in the amount of state and foreign sourced income subject to income taxes.
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
As of June 30, 2019, 327 of our hotels (including one leased hotel) were included in seven combination portfolio agreements and one of our hotels was leased and not included in a portfolio; and all 328 hotels were managed by or leased to hotel operating companies. Our 179 travel centers are leased under five portfolio agreements. All costs of operating and maintaining our properties are paid by the hotel managers as agents for us or by our tenants for their own account. Our hotel managers and tenants derive their funding for property operating expenses and for returns and rents due to us generally from property operating revenues and, to the extent that these parties themselves fund our minimum returns and rents, from their separate resources. Our hotel managers and tenants include Marriott, IHG, Sonesta, Wyndham, Hyatt and Radisson. Our travel centers are leased to TA.
We define coverage for each of our hotel management agreements or leases as total property level revenues minus all property level expenses and FF&E reserve escrows which are not subordinated to the minimum returns or rents due to us divided by the minimum returns or rents due to us. More detail regarding coverage, guarantees and other features of our hotel operating agreements is presented in the tables and related notes on pages 33 through 35. For the twelve months ended June 30, 2019, six of our eight hotel operating agreements, representing 50% of our total annual minimum returns and minimum rents, generated coverage of less than 1.0x (with a range from 0.59x to 0.97x).
We define coverage for our travel center leases as property level revenues minus all property level expenses divided by the minimum rents due to us, excluding payments of previously deferred rents. For the twelve months ended June 30, 2019, the operating results from our 179 properties in our five travel center leases generated combined coverage of 1.84x. Because a large percentage of TA’s business is conducted at properties leased from us, property level rent coverage may not be an appropriate way to evaluate TA’s ability to pay rents due to us. We believe property level rent coverage is nonetheless one useful indicator of the performance and value of our properties as we believe it is what an operator interested to acquire these properties or the leaseholds might use to evaluate the contribution of these properties to their earnings before corporate level expenses.
Three hundred eighty-one (381) of our properties, representing 73% of our aggregate annual minimum returns and rents as of June 30, 2019, are operated under 10 management arrangements or leases which are subject to full or limited guarantees or are secured by a security deposit which we control. These guarantees may provide us with continued payments if the property level cash flows fail to equal or exceed guaranteed amounts due to us. Some of our managers and tenants, or their affiliates, may also supplement cash flows from our properties in order to make payments to us and preserve their rights to continue operating our properties even if they are not required to do so by guarantees or security deposits. Guarantee payments, security deposit applications or supplemental payments to us, if any, made under any of our management agreements or leases do not subject us to repayment obligations, but, under some of our agreements, the manager or tenant may recover these guarantee or supplemental payments and the security deposits may be replenished from subsequent cash flows from our properties after our future minimum returns and rents are paid.
When cash flows from our hotels under certain of our agreements are less than the minimum returns or rents contractually due to us, we have utilized the applicable security features in our agreements to cover some of these shortfalls. However, several of the guarantees and all the security deposits we hold are for limited amounts, are for limited durations and may be exhausted or expire, especially if our hotel renovation and rebranding activities do not result in improved operating results at these hotels. Accordingly, the effectiveness of our various security features to provide uninterrupted payments to us is not assured. If any of our hotel managers, tenants or guarantors default in their payment obligations to us, our cash flows will decline and we may become unable to continue to pay distributions to our shareholders or the amount of the distributions may decline. In particular, Wyndham's guarantee of the minimum returns due from our hotels which are managed by Wyndham was depleted during 2017 and remained depleted as of June 30, 2019. The Wyndham agreement provides that if the hotel cash flows available after payment of hotel operating expenses are less than the minimum returns due to us and the guaranty has been depleted, to avoid default Wyndham is required to pay us the greater of the available hotel cash flows after payment of hotel operating expenses and 85% of the contractual amount due. During the three and six months ended June 30, 2019, Wyndham paid 85% of the minimum returns due under the management agreement, which payments were an aggregate of $1,046 and $2,088, respectively, less than the minimum returns due for those periods. If cash flows from our Wyndham managed hotels continue to be less than minimum returns, we cannot be sure as to whether Wyndham will continue to pay at least the greater of available hotel cash flows after payment of hotel operating expenses and 85% of the minimum returns due to us, or if Wyndham will default on its payments. We currently expect to exit our relationship with Wyndham and to rebrand or sell our 22 hotels currently managed by Wyndham.

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
Changes in our cash flows for the six months ended June 30, 2019 compared to the same period in 2018 were as follows: (1) cash flows provided by operating activities decreased from $263,377 in 2018 to $239,898 in 2019; (2) cash flows from investing activities changed from $200,113 of cash used in investing activities in 2018 to $531 of cash provided by investing activities in 2019; and (3) cash flows used in financing activities increased from $70,932 in 2018 to $262,952 in 2019.
The decrease in cash flows provided by operating activities for the six months ended June 30, 2019 as compared to the prior year period is due primarily to a decrease in minimum rents paid to us in the 2019 period under our travel center leases, higher interest payments in the 2019 period and an increase in security deposit utilization in the 2019 period, partially offset by a decrease in incentive business management fees paid to RMR LLC in the 2019 period and an increase in the minimum returns and rents paid to us in the 2019 period due to our acquisitions and funding of improvements to our hotels since January 1, 2018. The decrease in cash flows used in investing activities for the six months ended June 30, 2019 as compared to the prior year is primarily due to the proceeds received from our sale of 20 travel centers in the 2019 period, partially offset by an increase in real estate acquisition activity in the 2019 period and an increase in our capital improvement fundings in the 2019 period. The increase in cash used in financing activities for the six months ended June 30, 2019 as compared to the prior year period is primarily due to the issuance of notes in the 2018 period, partially offset by lower net repayments in the 2019 period under our revolving credit facility compared to the 2018 period.
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
Our Investment and Financing Liquidity and Capital Resources
Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the six months ended June 30, 2019, our hotel managers and tenants deposited $32,819 to these accounts and spent $88,150 from the FF&E reserve escrow accounts to renovate and refurbish our hotels. As of June 30, 2019, there was $37,792 on deposit in these escrow accounts, which was held directly by us and is reflected in our condensed consolidated balance sheets as restricted cash.
Our hotel operating agreements generally provide that, if necessary, we may provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. To the extent we make such additional fundings, our annual minimum returns or rents generally increase by a percentage of the amount we fund. During the six months ended June 30, 2019, we funded $86,854 for capital improvements in excess of FF&E reserve fundings available from hotel operations to our hotels as follows:

•
During the six months ended June 30, 2019, we funded $14,527 for capital improvements to certain hotels under our Marriott No. 1 agreement using cash on hand and borrowings under our revolving credit facility. We currently expect to fund approximately $2,500 for capital improvements under this agreement during the last six months of 2019 using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the contractual minimum returns payable to us increase.

•
During the six months ended June 30, 2019, we funded $18,600 for capital improvements to certain hotels under our Marriott No. 234 agreement using cash on hand and borrowings under our revolving credit facility. We currently expect to fund approximately $19,400 for capital improvements under this agreement during the last six months of 2019 using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the contractual minimum returns payable to us increase.

•
We did not fund any capital improvements to hotels under our IHG agreement during the six months ended June 30, 2019. We currently expect to fund approximately $66,100 during the last six months of 2019 for capital improvements under this agreement using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the contractual minimum returns payable to us increase.

•
Our Sonesta agreement does not require FF&E escrow deposits. Under our Sonesta agreement, we are required to fund capital expenditures made at our hotels. During the six months ended June 30, 2019, we funded $34,306 for capital improvements to certain hotels included in our Sonesta agreement using cash on hand and borrowings under our revolving credit facility. We currently expect to fund approximately $76,200 during the last six months of 2019 and $27,000 during 2020 for capital improvements under this agreement using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the contractual minimum returns payable to us increase to the extent amounts funded exceed threshold amounts, as defined in our Sonesta agreement.

•
Our Wyndham agreement requires FF&E escrow deposits only if there are excess cash flows after payment of our minimum returns. No FF&E escrow deposits were required during the six months ended June 30, 2019. During the six months ended June 30, 2019, we funded $2,278 for capital improvements to certain hotels included in our Wyndham agreement using cash on hand and borrowings under our revolving credit facility. We currently expect to fund approximately $1,700 for capital improvements under this agreement during the last six months of 2019 using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the contractual minimum returns payable to us increase.

•
During the six months ended June 30, 2019, we funded $17,143 for capital improvements to certain hotels under our Radisson agreement using cash on hand and borrowings under our revolving credit facility. We currently expect to fund approximately $10,400 during the last six months of 2019 and $500 during 2020 for capital improvements under this agreement using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the contractual minimum returns payable to us will increase.

Our travel center leases with TA do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components. Under all of our TA leases, TA may request that we purchase qualifying capital improvements to the leased facilities in return for minimum rent increases. We did not fund any capital improvements to properties under these lease provisions during the six months ended June 30, 2019 and currently do not expect TA to request we fund any capital improvements during the remainder of 2019. TA is not obligated to request and we are not obligated to purchase any such improvements.
In January 2019, in a series of transactions, we sold 20 travel centers in 15 states to TA for $308,200. We used a portion of the proceeds from these sales to repay borrowings under our revolving credit facility and for general business purposes, including hotel acquisitions.
On February 21, 2019, we paid a regular quarterly distribution to our common shareholders of record on January 28, 2019 of $0.53 per share, or $87,154. On May 16, 2019, we paid a regular quarterly distribution to our common shareholders of record on April 29, 2019 of $0.54 per share, or $88,798. On July 18, 2019, we declared a regular quarterly distribution to common shareholders of record on July 29, 2019 of $0.54 per share, or $88,803. We expect to pay this amount on or about August 15, 2019 using cash on hand and borrowings under our revolving credit facility.
On February 22, 2019, we acquired the 335 room Hotel Palomar in Washington, D.C. for a purchase price of $141,450, excluding capitalized acquisition costs of $2,292, using proceeds from our sale of the travel centers described above.
On May 7, 2019, we acquired the 198 room Crowne Plaza Milwaukee West hotel in Milwaukee, WI for a purchase price of $30,000, excluding capitalized acquisition costs of $235, using proceeds from our sale of the travel centers described above.
On June 2, 2019, we entered the SMTA Transaction to acquire a net lease portfolio for $2,400,000 in cash, excluding transaction costs and subject to customary adjustments and prorations. In addition to the $2,400,000 purchase price, we have agreed to pay the prepayment penalties associated with the redemption of notes issued by certain subsidiaries of SMTA under their asset-backed securitization platform in order to extinguish the existing mortgage debt on the portfolio, which are estimated to be approximately $78,000. The portfolio consists of 770 service-oriented retail properties net leased to tenants in 22 different industries and 164 brands that include quick service and casual dining restaurants, movie theaters, health and fitness, automotive parts and services and other service-oriented and necessity-based industries across 43 states. We may use the proceeds from the $2,000,000 term loan facility described in Note 6 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q, borrowings under our existing revolving credit facility, proceeds from certain asset sales, the issuance of new unsecured senior notes or other sources to finance the SMTA Transaction. The SMTA Transaction is subject to the approval by SMTA's shareholders, and each party's obligation to consummate the SMTA Transaction is subject to certain other customary conditions. We currently expect the SMTA Transaction to close during the third quarter of 2019; however, some of the closing conditions may be delayed or may not be satisfied; accordingly, the SMTA Transaction may not close during the third quarter of 2019 or at all, or the terms of the SMTA Transaction may change. For more information regarding the SMTA Transaction and our financing activities, see Notes 6 and 7 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
We currently intend to continue to expand our investments by primarily acquiring additional hotels and other single tenant, net leased service-oriented based properties and we expect to use the extensive nationwide resources of RMR LLC to locate, acquire and manage such properties. One of our goals in acquiring single tenant, net leased service-oriented based properties is to further diversify our sources of rents and returns with the intention of improving the security of our cash flows. Another of our goals is to purchase properties that produce rents, less property operating expenses, that are greater than our capital costs to acquire the properties and, accordingly, allow us to increase distributions to our shareholders over time. We expect that most of our acquisition efforts will focus on hotel and net leased service-oriented based properties; however, we may consider acquiring other types of properties.
We have commenced marketing certain assets as part of our previously announced plan to sell approximately $500,000 of the assets we will acquire in the SMTA Transaction and approximately $300,000 of other assets to reduce leverage following the SMTA Transaction. We are currently in discussions with Marriott to, amongst other things, potentially sell certain hotels and expect to rebrand or sell certain hotels currently managed by Wyndham.
On July 1, 2019, we sold all the shares of class A common stock of RMR Inc. we owned in an underwritten public offering at a price to the public of $40.00 per share pursuant to an underwriting agreement among us, RMR Inc., certain other REITs managed by RMR LLC that also sold their class A common stock of RMR Inc. in the offering and the underwriters named therein. We received net proceeds of $93,892 from this sale, after deducting the underwriting discounts and commissions and before other offering expenses, which we used to repay borrowings under our revolving credit facility. The net proceeds of this sale also serve to effectively reduce the commitment amount under our $2,000,000 term loan facility dollar for dollar. For more information regarding the sale of our shares of class A common stock of RMR Inc., see Notes 10 and 13 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
On August 1, 2019, we acquired a land parcel adjacent to our travel center located in Southington, CT for a purchase price of $60, excluding acquisition related costs, using cash on hand. This land parcel has been added to the TA lease for that travel center.
In order to fund acquisitions and to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $1,000,000 revolving credit facility and $400,000 term loan which are governed by a credit agreement with a syndicate of institutional lenders. The maturity date of our revolving credit facility is July 15, 2022, and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to extend the maturity date of this facility for two additional six month periods. We are required to pay interest at the rate of LIBOR plus a premium, which was 100 basis points per annum at June 30, 2019, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 20 basis points per annum at June 30, 2019. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of June 30, 2019, the annual interest rate payable on borrowings under our revolving credit facility was 3.37%. As of June 30, 2019, we had $90,000 outstanding and $910,000 available to borrow under our revolving credit facility. As of August 8, 2019, we had no amounts outstanding and $1,000,000 available to borrow under our revolving credit facility.
Our term loan, which matures on July 15, 2023, is prepayable without penalty at any time. We are required to pay interest on the amount outstanding under our term loan at the rate of LIBOR plus a premium, which was 110 basis points per annum at June 30, 2019. The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of June 30, 2019, the annual interest rate for the amount outstanding under our term loan was 3.54%.

Our credit agreement also includes a feature under which the maximum borrowing availability may be increased to up to $2,300,000 on a combined basis in certain circumstances.
Our term debt maturities (other than our revolving credit facility and term loan) as of June 30, 2019 were as follows: $400,000 in 2021, $500,000 in 2022, $500,000 in 2023, $350,000 in 2024, $350,000 in 2025, $350,000 in 2026, $400,000 in 2027, $400,000 in 2028 and $400,000 in 2030.
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
Off Balance Sheet Arrangements
As of June 30, 2019, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants
Our debt obligations at June 30, 2019 consisted of outstanding borrowings under our $1,000,000 revolving credit facility, our $400,000 term loan and $3,650,000 of publicly issued term debt. Our publicly issued term debt is governed by our indentures and related supplements. These indentures and related supplements and our credit agreement contain covenants that generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, and require us to maintain various financial ratios and our credit agreement restricts our ability to make distributions under certain circumstances. Our credit agreement and our unsecured senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business manager. As of June 30, 2019, we believe we were in compliance with all of the covenants under our indentures and their supplements and our credit agreement.
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
Management Agreements, Leases and Operating Statistics (dollar amounts in thousands)
As of June 30, 2019, 327 of our hotels (including one leased hotel) were included in seven portfolio agreements and one hotel was not included in a portfolio and was leased. As of June 30, 2019, our hotels were managed by or leased to separate affiliates of Marriott, IHG, Sonesta, Wyndham, Hyatt and Radisson under eight agreements. Our 179 travel centers are leased to and operated by TA under five portfolio agreements.
The table and related notes below through page 36 summarize significant terms of our leases and management agreements as of June 30, 2019. These tables also include statistics reported to us or derived from information reported to us by our managers and tenants. These statistics include coverage of our minimum returns or minimum rents and occupancy, ADR and RevPAR for our hotel properties. We consider these statistics and the management agreement or lease security features also presented in the tables and related notes on the following pages to be important measures of our managers’ and tenants’ success in operating our properties and their ability to continue to pay us. However, this third party reported information is not a direct measure of our financial performance and we have not independently verified the operating data.

		Number of			Rent / Return Coverage (3)
		Rooms or			Three Months		Twelve Months
		Suites (Hotels) /		Annual	Ended		Ended
Operating Agreement	Number of	Land Acreage		Minimum	June 30,		June 30,
Reference Name	Properties	(Travel Centers)	Investment (1)	Return/Rent (2)	2019	2018	2019	2018
Marriott (No. 1) (4)	53	7,609	$720,834	$71,589	1.44x	1.52x	1.18x	1.23x
Marriott (No. 234) (5)	68	9,120	1,030,994	109,024	1.22x	1.30x	1.06x	1.11x
Marriott (No. 5) (6)	1	356	90,078	10,518	0.96x	1.19x	0.97x	1.07x
Subtotal / Average Marriott	122	17,085	1,841,906	191,131	1.29x	1.37x	1.10x	1.16x
IHG (7)	102	16,887	2,267,462	207,411	1.09x	1.29x	0.97x	1.13x
Sonesta (8)	51	8,862	1,730,121	129,017	0.87x	0.93x	0.62x	0.71x
Wyndham (9)	22	3,583	398,960	29,466	0.90x	0.98x	0.59x	0.79x
Hyatt (10)	22	2,724	301,942	22,037	1.20x	1.43x	0.95x	1.13x
Radisson (11)	9	1,939	287,249	20,292	1.13x	1.32x	0.93x	1.15x
Subtotal / Average Hotels	328	51,080	6,827,640	599,354	1.10x	1.23x	0.92x	1.03x
TA (No. 1) (12)	36	747	668,375	49,018	1.99x	1.88x	1.88x	1.81x
TA (No. 2) (12)	36	879	626,390	44,663	1.91x	1.88x	1.84x	1.77x
TA (No. 3) (12)	35	885	578,630	42,404	1.90x	1.88x	1.82x	1.77x
TA (No. 4) (12)	37	930	594,794	48,381	1.98x	1.93x	1.90x	1.82x
TA (No. 5) (12)	35	1,039	834,559	61,617	1.80x	1.92x	1.75x	1.79x
Subtotal / Average TA	179	4,480	3,302,748	246,083	1.91x	1.90x	1.84x	1.79x
Total / Average	507	51,080 / 4,480	$10,130,388	$845,437	1.34x	1.43x	1.19x	1.26x

(1)
Represents the historical cost of our properties plus capital improvements funded by us less impairment writedowns, if any, and excludes capital improvements made from FF&E reserves funded from hotel operations which do not result in increases in minimum returns or rents.

(2)
Each of our management agreements or leases provides for payment to us of an annual minimum return or rent, respectively. Certain of these minimum payment amounts are secured by full or limited guarantees or security deposits as more fully described below. In addition, certain of our hotel management agreements provide for payment to us of additional amounts to the extent of available cash flows as defined in the management agreement. Payments of these additional amounts are not guaranteed or secured by deposits. Annualized minimum rent amounts represent cash rent amounts due to us and exclude adjustments necessary to record rent on a straight line basis and payments by TA of previously deferred rent.

(3)
We define coverage as combined total property level revenues minus all property level expenses and FF&E reserve escrows which are not subordinated to minimum returns or rents due to us (which data is provided to us by our managers or tenants), divided by the minimum returns or rents due to us. Coverage amounts for our IHG, Sonesta and Radisson agreements include data for periods prior to our ownership of certain properties. Coverage amounts for our Sonesta agreement include data for one hotel prior to when it was managed by Sonesta. Coverage amounts for our Radisson agreement and TA leases exclude data for certain properties we sold during the periods presented. Coverage amounts for our TA leases exclude payments of previously deferred rent.

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

We originally held a security deposit of $64,700 under this agreement to cover payment shortfalls of our minimum return. As of June 30, 2019, the available balance of this security deposit was $35,434. This security deposit may be replenished from a share of the hotels' available cash flows in excess of our minimum return and certain management fees. Marriott has also provided us with a $40,000 limited guaranty to cover payment shortfalls up to 90% of our minimum return after the available security deposit balance has been depleted. This limited guaranty expires in 2019. As of June 30, 2019, the available Marriott guaranty was $30,672.
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

(7)
We lease 101 IHG branded hotels (20 Staybridge Suites®, 61 Candlewood Suites®, two InterContinental®, 11 Crowne Plaza®, four Kimpton® Hotels & Restaurants and three Holiday Inn®) in 30 states in the U.S., the District of Columbia and Ontario, Canada to one of our TRSs. These 101 hotels are managed by subsidiaries of IHG under a combination management agreement. We lease one additional InterContinental® branded hotel in Puerto Rico to a subsidiary of IHG. The annual minimum return amount presented in the table on page 33 includes $7,908 of minimum rent related to the leased Puerto Rico hotel. The management agreement and the lease expire in 2036; IHG has two renewal options for 15 years each for all, but not less than all, of the hotels.

As of June 30, 2019, we held a security deposit of $88,103 under this agreement to cover payment shortfalls of our minimum return. This security deposit, if utilized, may be replenished and increased up to $100,000 from the hotels' available cash flows in excess of our minimum return and certain management fees. Under this agreement, IHG is required to maintain a minimum security deposit of $37,000.
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

We have a limited guaranty of $35,656 under the management agreement to cover payment shortfalls of our minimum return, subject to an annual payment limit of $17,828. This guaranty expires in 2020. As of June 30, 2019, the Wyndham guaranty was depleted. This guaranty may be replenished from the hotels' available cash flows in excess of our minimum return. This agreement provides that if the hotel cash flows available after payment of hotel operating expenses are less than the minimum returns due to us and if the guaranty is depleted, to avoid a default, Wyndham is required to pay us the greater of the available hotel cash flows after payment of hotel operating expenses and 85% of our minimum return.
In addition to our minimum return, this management agreement provides for payment to us of 50% of the hotels' available cash flows after payment of hotel operating expenses, payment of our minimum return, funding of the FF&E reserve, if any, payment of certain management fees and reimbursement of any Wyndham guaranty advances. This additional return amount is not guaranteed.
We lease 48 vacation units in one of the hotels to Destinations under a lease that expires in 2037; Destinations has two renewal options for 15 years each for all, but not less than all, of the vacation units. The lease is guaranteed by Destinations and provides for rent increases of 3% per annum. The annual minimum return amount presented in the table on page 33 includes $1,493 of minimum rent related to the Destinations lease.

(10)
We lease our 22 Hyatt Place® branded hotels in 14 states to one of our TRSs. The hotels are managed by a subsidiary of Hyatt under a combination management agreement that expires in 2030; Hyatt has two renewal options for 15 years each for all, but not less than all, of the hotels.

We have a limited guaranty of $50,000 under this agreement to cover payment shortfalls of our minimum return. As of June 30, 2019, the available Hyatt guaranty was $22,614. The guaranty is limited in amount but does not expire in time and may be replenished from a share of the hotels' available cash flows in excess of our minimum return.
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

We have a limited guaranty of $47,371 under this agreement to cover payment shortfalls of our minimum return. As of June 30, 2019, the available Radisson guaranty was $40,561. The guaranty is limited in amount but does not expire in time and may be replenished from a share of the hotels' available cash flows in excess of our minimum return. Also, this guaranty cap may be increased if we fund excess renovation costs under our agreement with Radisson.
In addition to our minimum return, this management agreement provides for payment to us of 50% of the hotels' available cash flows after payment of operating expenses, funding the required FF&E reserve, payment of our minimum return and reimbursement to Radisson of working capital and guaranty advances, if any. This additional return is not guaranteed.

(12)
TA No. 1: We lease 36 travel centers (32 TravelCenters of America® branded travel centers and four Petro Stopping Centers® branded travel centers) in 26 states to a subsidiary of TA under a lease that expires in 2032. TA has two renewal options for 15 years each for all, but not less than all, of these travel centers. In addition to the payment of our minimum rent, this lease provides for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2015 non-fuel revenues). Commencing in 2020, this lease provides for payment of an additional half percent (0.5%) of non-fuel revenues above 2019 non-fuel base year revenues. TA’s remaining deferred rent obligation of $13,289 is being paid in quarterly installments of $886 through January 31, 2023.

TA No. 2: We lease 36 travel centers (34 TravelCenters of America® branded travel centers and two Petro Stopping Centers® branded travel centers) in 24 states to a subsidiary of TA under a lease that expires in 2031. TA has two renewal options for 15 years each for all, but not less than all, of these travel centers. In addition to the payment of our minimum rent, this lease provides for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2015 non-fuel revenues). Commencing in 2020, this lease provides for payment of an additional half percent (0.5%) of non-fuel revenues above 2019 non-fuel base year revenues. TA’s remaining deferred rent obligation of $12,044 is being paid in quarterly installments of $803 through January 31, 2023.
TA No. 3: We lease 35 travel centers (33 TravelCenters of America® branded travel centers and two Petro Stopping Centers® branded travel centers) in 26 states to a subsidiary of TA under a lease that expires in 2029. TA has two renewal options for 15 years each for all, but not less than all, of these travel centers. In addition to the payment of our minimum rent, this lease provides for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2015 non-fuel revenues). Commencing in 2020, this lease provides for payment of an additional half percent (0.5%) of non-fuel revenues above 2019 non-fuel base year revenues. TA’s remaining deferred rent obligation of $11,815 is being paid in quarterly installments of $788 through January 31, 2023.
TA No. 4: We lease 37 travel centers (35 TravelCenters of America® branded travel centers and two Petro Stopping Centers® branded travel centers) in 27 states to a subsidiary of TA under a lease that expires in 2033. TA has two renewal options for 15 years each for all, but not less than all, of these travel centers. In addition to the payment of our minimum rent, this lease provides for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2015 non-fuel revenues). Commencing in 2020, this lease provides for payment of an additional half percent (0.5%) of non-fuel revenues above 2019 non-fuel base year revenues. TA’s remaining deferred rent obligation of $12,151 is being paid in quarterly installments of $810 through January 31, 2023.
TA No. 5: We lease 35 Petro Stopping Centers® branded travel centers in 23 states to a subsidiary of TA under a lease that expires in 2035. TA has two renewal options for 15 years each for all, but not less than all, of these travel centers. In addition to the payment of our minimum rent, this lease provides for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2012 non-fuel revenues). Commencing in 2020, this lease provides for payment of an additional half percent (0.5%) of non-fuel revenues above 2019 non-fuel base year revenues. TA’s remaining deferred rent obligation of $16,755 is being paid in quarterly installments of $1,117 through January 31, 2023.

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

	No. of	No. of Rooms /	Three Months Ended June 30,			Six Months Ended June 30,
	Hotels	Suites	2019	2018	Change	2019	2018	Change
ADR
Marriott (No. 1)	53	7,609	$135.73	$132.85	2.2%	$135.14	$131.93	2.4%
Marriott (No. 234)	68	9,120	135.22	135.26	—%	135.53	133.69	1.4%
Marriott (No. 5)	1	356	295.59	290.83	1.6%	303.31	285.60	6.2%
Subtotal / Average Marriott	122	17,085	139.22	138.04	0.9%	139.68	137.02	1.9%
IHG (1)	102	16,887	123.27	128.21	(3.9%)	122.88	126.12	(2.6%)
Sonesta (1) (2)	51	8,862	154.21	154.75	(0.3%)	151.33	150.77	0.4%
Wyndham	22	3,583	101.19	104.93	(3.6%)	96.00	99.64	(3.7%)
Hyatt	22	2,724	110.52	115.16	(4.0%)	111.68	114.31	(2.3%)
Radisson (1)	9	1,939	137.14	134.70	1.8%	133.74	130.70	2.3%
All Hotels Total / Average	328	51,080	$131.94	$133.68	(1.3%)	$131.03	$131.40	(0.3%)
OCCUPANCY
Marriott (No. 1)	53	7,609	73.0%	75.0%	-2.0 pts	66.6%	68.9%	-2.3 pts
Marriott (No. 234)	68	9,120	78.3%	80.1%	-1.8 pts	73.6%	75.9%	-2.3 pts
Marriott (No. 5)	1	356	86.1%	91.8%	-5.7 pts	87.2%	94.1%	-6.9 pts
Subtotal / Average Marriott	122	17,085	76.1%	78.1%	-2.0 pts	70.8%	73.2%	-2.4 pts
IHG (1)	102	16,887	80.6%	82.5%	-1.9 pts	76.6%	79.0%	-2.4 pts
Sonesta (1) (2)	51	8,862	73.1%	71.2%	1.9 pts	68.1%	67.6%	0.5 pts
Wyndham	22	3,583	72.8%	71.7%	1.1 pts	66.8%	68.2%	-1.4 pts
Hyatt	22	2,724	82.8%	84.3%	-1.5 pts	78.7%	80.8%	-2.1 pts
Radisson (1)	9	1,939	75.2%	74.5%	0.7 pts	69.3%	74.2%	-4.9 pts
All Hotels Total / Average	328	51,080	77.2%	78.1%	-0.9 pts	72.3%	74.2%	-1.9 pts
RevPAR
Marriott (No. 1)	53	7,609	$99.08	$99.64	(0.6%)	$90.00	$90.90	(1.0%)
Marriott (No. 234)	68	9,120	105.88	108.34	(2.3%)	99.75	101.47	(1.7%)
Marriott (No. 5)	1	356	254.50	266.98	(4.7%)	264.49	268.75	(1.6%)
Subtotal / Average Marriott	122	17,085	105.95	107.81	(1.7%)	98.89	100.30	(1.4%)
IHG (1)	102	16,887	99.36	105.77	(6.1%)	94.13	99.63	(5.5%)
Sonesta (1) (2)	51	8,862	112.73	110.18	2.3%	103.06	101.92	1.1%
Wyndham	22	3,583	73.67	75.23	(2.1%)	64.13	67.95	(5.6%)
Hyatt	22	2,724	91.51	97.08	(5.7%)	87.89	92.36	(4.8%)
Radisson (1)	9	1,939	103.13	100.35	2.8%	92.68	96.98	(4.4%)
All Hotels Total / Average	328	51,080	$101.86	$104.40	(2.4%)	$94.73	$97.50	(2.8%)

(1)	Operating data includes data for certain hotels for periods prior to when we acquired them.

(2)	Operating data includes data for one hotel prior to when it was managed by Sonesta.
Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc. and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business and property management agreements with RMR LLC; RMR Inc. is the managing member of RMR LLC; Adam Portnoy, the Chair of our Board of Trustees and one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., a managing director, president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC; John Murray, our other Managing Trustee and our President and Chief Executive Officer, also serves as an executive officer of RMR LLC; and, until July 1, 2019, we owned shares of class A common stock of RMR Inc. We also have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services and which may have trustees, directors and officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc., including: TA, which is our former subsidiary and largest tenant and of which we are the largest shareholder; and Sonesta, which is one of our hotel managers and is owned in part by Adam Portnoy.
For further information about these and other such relationships and related person transactions, see Notes 7, 8, 9 and 10 to the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2018 Annual Report, our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission, or SEC. In addition, see the section captioned “Risk Factors” of our 2018 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our business and property management agreements with RMR LLC and our various agreements with TA and Sonesta, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
Non-GAAP Financial Measures
We present certain “non-GAAP financial measures” within the meaning of applicable SEC rules, including funds from operations, or FFO, and normalized funds from operations, or Normalized FFO. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income as presented in our condensed consolidated statements of income. We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income. We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, they may facilitate a comparison of our operating performance between periods and with other REITs.

Funds From Operations and Normalized Funds From Operations
We calculate FFO and Normalized FFO, as shown below. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, which is net income, calculated in accordance with GAAP, excluding any gain or loss on sale of properties and loss on impairment of real estate assets, if any, plus real estate depreciation and amortization, less any unrealized gains and losses on equity securities, as well as certain other adjustments currently not applicable to us. In calculating Normalized FFO, we adjust for the item shown below and include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as an expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement and public debt covenants, the availability to us of debt and equity capital, our distribution rate as a percentage of the trading price of our common shares, or dividend yield, and to the dividend yield of other REITs, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. Other real estate companies and REITs may calculate FFO and Normalized FFO differently than we do.
Our calculations of FFO and Normalized FFO for the three and six months ended June 30, 2019 and 2018 and reconciliations of net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to those amounts appear in the following table (amounts in thousands, except per share amounts).

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2019	2018	2019	2018
Net income		$8,782	$97,289	$234,569	$177,495
Add (Less):	Depreciation and amortization expense	99,196	99,684	198,561	199,301
	Gain on sale of real estate (1)	—	—	(159,535)	—
	Unrealized (gains) and losses on equity securities, net (2)	60,788	(20,940)	39,811	(45,895)
FFO		168,766	176,033	313,406	330,901
Add:	Loss on early extinguishment of debt (3)	—	160	—	160
Normalized FFO		$168,766	$176,193	$313,406	$331,061

	Weighted average shares outstanding (basic)	164,284	164,205	164,281	164,202
	Weighted average shares outstanding (diluted) (4)	164,326	164,243	164,324	164,226

Basic and diluted per common share amounts:
	Net income	$0.05	$0.59	$1.43	$1.08
	FFO and Normalized FFO	$1.03	$1.07	$1.91	$2.02
	Distributions declared per share	$0.54	$0.53	$1.07	$1.05

(1)	We recorded a $159,535 gain on sale of real estate during the three months ended March 31, 2019 in connection with the sales of 20 travel centers.

(2)
Unrealized gains and losses on equity securities, net represent the adjustment required to adjust the carrying value of our investments in RMR Inc. and TA common shares to their fair value as of the end of the period.

(3)	We recorded a loss of $160 on early extinguishment of debt in the three months ended June 30, 2018 in connection with amending our revolving credit facility and term loan.

(4)	Represents weighted average common shares adjusted to reflect the potential dilution of unvested share awards.

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
Fixed Rate Debt
At June 30, 2019, our outstanding publicly tradable debt consisted of nine issues of fixed rate, senior notes:

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
No principal repayments are due under these notes until maturity. Because these notes require interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are one percentage point higher than the rates shown above, our per annum interest cost would increase by approximately $36,500. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at June 30, 2019 and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point change in interest rates would change the fair value of those debt obligations by approximately $167,968.
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
Floating Rate Debt
At June 30, 2019, our floating rate debt consisted of $90,000 outstanding under our $1,000,000 revolving credit facility and our $400,000 term loan. The maturity date of our revolving credit facility is July 15, 2022, and subject to our meeting certain conditions, including our payment of an extension fee, we have an option to extend the stated maturity date of the facility for two additional six month periods. The maturity date of our term loan is July 15, 2023. No principal repayments are required under our revolving credit facility prior to maturity, and repayments may be made and redrawn subject to conditions at any time without penalty. No principal prepayments are required under our term loan prior to maturity and we can repay principal amounts outstanding under the term loan subject to conditions at any time without penalty, but after amounts outstanding under our term loan are repaid, amounts may not be redrawn. Borrowings under our revolving credit facility and term loan are in U.S. dollars and require annual interest to be paid at the rate of LIBOR plus premiums that are subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR. In addition, upon renewal or refinancing of our revolving credit facility or our term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of this floating rate debt but would affect our operating results.

The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of June 30, 2019:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact (2)
At June 30, 2019	3.51%	$490,000	$17,199	$0.10
One percentage point increase	4.51%	$490,000	$22,099	$0.13
(1)Weighted average based on the interest rates and the respective outstanding borrowings as of June 30, 2019.
(2)Based on diluted weighted average common shares outstanding for the six months ended June 30, 2019.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at June 30, 2019 if we were fully drawn on our revolving credit facility and our $400,000 term loan remained outstanding:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact (2)
At June 30, 2019	3.42%	$1,400,000	$47,880	$0.29
One percentage point increase	4.42%	$1,400,000	$61,880	$0.38

(1)	Weighted average based on the interest rates and the respective outstanding borrowings (assuming fully drawn) as of June 30, 2019.

(2)	Based on diluted weighted average common shares outstanding for the six months ended June 30, 2019.
The foregoing tables show the impact of an immediate increase in floating interest rates as of June 30, 2019. If interest rates were to increase gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts under our revolving credit facility and term loan or other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.
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
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Warning Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including:

•	Our hotel managers’ or tenants’ abilities to pay the contractual amounts of returns or rents due to us,

•	Our sales and acquisition of properties,

•	Our ability to compete for acquisitions effectively,

•	Our policies and plans regarding investments, financings and dispositions,

•	Our ability to pay distributions to our shareholders and to sustain the amount of such distributions,

•	Our ability to raise debt or equity capital,

•	Our ability to appropriately balance our use of debt and equity capital,

•	Our intent to make improvements to certain of our properties and the success of our hotel renovations,

•	Our ability to engage and retain qualified managers and tenants for our hotels and travel centers on satisfactory terms,

•	The future availability of borrowings under our revolving credit facility,

•	Our ability to pay interest on and principal of our debt,

•	Our credit ratings,

•	The ability of TA to pay current and deferred rent amounts and other obligations due to us,

•	Our expectation that we benefit from our relationships with RMR Inc.,

•	Our qualification for taxation as a REIT,

•	Changes in federal or state tax laws, and

•	Other matters.
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, FFO, Normalized FFO, cash flows, liquidity and prospects include, but are not limited to:

•	The impact of conditions in the economy and the capital markets on us and our managers and tenants,

•	Competition within the real estate, hotel, transportation and travel center industries, particularly in those markets in which our properties are located,

•	Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,

•	Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,

•	Acts of terrorism, outbreaks of so called pandemics or other manmade or natural disasters beyond our control, and

•	Actual and potential conflicts of interest with our related parties, including our managing trustees, TA, Sonesta, RMR Inc., RMR LLC and others affiliated with them.
For example:

•
Our ability to make future distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our future earnings, the capital costs we incur to maintain our properties and our working capital requirements. We may be unable to pay our debt obligations or to increase or maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,

•
The security deposits which we hold are not in segregated cash accounts or otherwise separate from our other assets and liabilities. Accordingly, when we record income by reducing our security deposit liabilities, we do not receive any additional cash payment. Because we do not receive any additional cash payment as we apply security deposits to cover payment shortfalls, the failure of our managers or tenants to pay minimum returns or rents due to us may reduce our cash flows and our ability to pay distributions to shareholders,

•
As of June 30, 2019, approximately 73% of our aggregate annual minimum returns and rents were secured by guarantees or security deposits from our managers and tenants. This may imply that these minimum returns and rents will be paid. In fact, certain of these guarantees and security deposits are limited in amount and duration and all the guarantees are subject to the guarantors’ abilities and willingness to pay. We cannot be sure of the future financial performance of our properties and whether such performance will cover our minimum returns and rents, whether the guarantees or security deposits will be adequate to cover future shortfalls in the minimum returns or rents due to us which they guarantee or secure, or regarding our managers’, tenants’ or guarantors’ future actions if and when the guarantees and security deposits expire or are depleted or their abilities or willingness to pay minimum returns and rents owed to us. Moreover, the security deposits we hold are not segregated from our other assets and, although the application of security deposits to cover payment shortfalls will result in us recording income, it will not result in us receiving additional cash. The balance of our annual minimum returns and rents as of June 30, 2019 was not secured by guarantees or security deposits,

•
We have no guarantees or security deposits for the minimum returns due to us from our Marriott No. 1 or our Sonesta agreement and the guaranty from Wyndham has been depleted. Accordingly, we may receive amounts that are less than the contractual minimum returns stated in these agreements. If cash flows from our Wyndham managed hotels continue to be less than minimum returns, we cannot be sure as to whether Wyndham will continue to pay at least the greater of available hotel cash flows after payment of hotel operating expenses and 85% of the minimum returns due to us or if Wyndham will default on its payments,

•
We have recently renovated certain hotels and are currently renovating additional hotels. We currently expect to fund approximately $176.3 million during the last six months of 2019 and $27.5 million in 2020 for renovations and other capital improvement costs at certain of our hotels. The cost of capital projects associated with such renovations may be greater than we currently anticipate. Operating results at our hotels may decline as a result of having rooms out of service or other disruptions during renovations. Also, while our funding of these capital projects will cause our contractual minimum returns to increase, the hotels’ operating results may not increase or may not increase to the extent that the minimum returns increase. Accordingly, coverage of our minimum returns at these hotels may remain depressed for an extended period,

•
Although we currently do not expect to purchase from TA during 2019 any capital improvements it may make to the travel centers we lease to TA, that may change and we may purchase capital improvements from TA during 2019 at, above or below amounts we have historically purchased from TA,

•
Hotel room demand and trucking activity are often reflections of the general economic activity in the country and in the geographic areas where our properties are located. If economic activity declines, hotel room demand and trucking activity may decline and the operating results of our hotels and travel centers may decline, the financial results of our hotel managers and our tenants, including TA, may suffer and these managers and tenants may be unable to pay our returns or rents. Also, depressed operating results from our properties for extended periods may result in the operators of some or all of our hotels and our travel centers becoming unable or unwilling to meet their obligations or their guarantees and security deposits we hold may be exhausted,

•
Hotel and other competitive forms of temporary lodging supply (for example, Airbnb) have been increasing and may affect our hotel operators' ability to grow ADR and occupancy, and ADR and occupancy could decline due to increased competition which may cause our hotel operators to become unable to pay our returns or rents,

•
If the current level of commercial activity in the country declines, if the price of diesel fuel increases significantly, if fuel conservation measures are increased, if freight business is directed away from trucking, if TA is unable to effectively compete or operate its business, if fuel efficiencies, the use of alternative fuels or transportation technologies reduce the demand for products and services TA sells or for various other reasons, TA may become unable to pay current and deferred rents due to us,

•
Our ability to grow our business and increase our distributions depends in large part upon our ability to buy properties that generate returns or can be leased for rents which exceed our operating and capital costs. We may be unable to identify properties that we want to acquire and we may fail to reach agreement with the sellers and complete the purchases of any properties we do want to acquire. In addition, any properties we may acquire may not generate returns or rents which exceed our operating and capital costs,

•
We believe that our portfolio agreements include diverse groups of properties. Our portfolio agreements may not increase the security of our cash flows or increase the likelihood our agreements will be renewed as we expect,

•
We expect that most of our acquisition efforts will focus on hotel and net leased service-oriented based properties; however, the focus of our acquisition efforts may include other types of properties,

•
Contingencies in our acquisition and sale agreements may not be satisfied and any expected acquisitions and sales and any related management or lease arrangements we expect to enter may not occur, may be delayed or the terms of such transactions or arrangements may change,

•
At June 30, 2019, we had $15.7 million of cash and cash equivalents, $910.0 million available under our $1.0 billion revolving credit facility and security deposits and guarantees covering some of our minimum returns and rents. These statements may imply that we have abundant working capital and liquidity. However, our managers and tenants may not be able to fund minimum returns and rents due to us from operating our properties or from other resources; in the past and currently, certain of our tenants and hotel managers have in fact not paid the minimum amounts due to us from their operations of our leased or managed properties. Also, certain of the security deposits and guarantees we have to cover any such shortfalls are limited in amount and duration, and any security deposits we apply for such shortfalls do not result in additional cash flows to us. Our properties require, and we have agreed to provide, significant funding for capital improvements, renovations and other matters. Accordingly, we may not have sufficient working capital or liquidity,

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

•
The business and property management agreements between us and RMR LLC have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms,

•
We believe that our relationships with our related parties, including RMR LLC, RMR Inc., TA, Sonesta and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize,

•
Marriott, has notified us that it does not intend to extend its lease for our resort hotel on Kauai, Hawaii when that lease expires on December 31, 2019. We are in negotiations with Marriott regarding this hotel and other hotels managed by Marriott. If we and Marriott are unable to reach agreement, we will evaluate alternatives for the Kauai hotel, which may include rebranding or selling the hotel. These statements may imply that Marriott will not operate the Kauai hotel in the future or that we may have other alternatives for this hotel that may be more beneficial to maintaining Marriott as the operator of that hotel if we are unable to reach agreement with Marriott. At this time we cannot predict how our negotiations with Marriott will impact the future of the Kauai hotel or our disposition plans for certain hotels. For example, the Kauai hotel may continue to be operated by Marriott on different contract terms than the current lease, we may identify a different operator for this hotel or the cash flows which we receive from our ownership of this hotel may be different than the rent we now receive. Also, although the current lease expires on December 31, 2019, we and Marriott may agree upon a different termination date. Our discussions with Marriott are ongoing and we cannot be certain we will achieve our goals or reach any agreements at all with Marriott and our disposition plans may change or we may sell more or less assets than we currently intend or none at all. There can be no assurance we can find buyers for our properties or sell them at attractive prices,

•
We currently expect to exit our relationship with Wyndham and to rebrand or sell our 22 hotels currently managed by Wyndham. There can be no assurance that rebranding any of these hotels will result in improved performance. In fact, rebranding hotels will result in short term disruption to operations. In addition, we cannot be sure we will be able to sell any of these hotels and any sales we may complete may be at prices less than we expect and less than net book value. We may incur losses in connection with any sales of these hotels or as a result of any plan to sell these hotels,

•
We have agreed to acquire a net lease portfolio from SMTA and expect the SMTA Transaction to close during the third quarter of 2019. The consummation of the SMTA Transaction is subject to customary conditions, including approval by the affirmative vote of a majority of the common shares of beneficial interest of SMTA entitled to vote on the matter. We cannot be sure that such conditions will be satisfied. Accordingly, the SMTA Transaction may not close during the third quarter of 2019 or at all, or the terms of the SMTA Transaction may change,

•
We expect to refinance the term loan we plan to obtain in connection with the SMTA Transaction with a combination of longer-term unsecured senior notes, borrowings under our existing credit facility, the sale of assets following closing of the SMTA Transaction or other sources. We may not be able to raise a sufficient amount of debt, or at attractive prices, or at all, or sell the assets we may seek to sell and at acceptable prices, and our leverage and interest costs may increase above amounts we currently expect, and

•
We estimate the debt prepayment penalties associated with the redemption of notes issued by certain subsidiaries of SMTA under their asset-backed securitization platform that we agreed to pay in order to extinguish the SMTA subsidiaries’ existing mortgage debt on the portfolio to be approximately $78.0 million. This is an estimate based on interest rate assumptions and timing of closing which could increase or decrease the prepayment penalty amount. The actual amount of these prepayment penalties may be more or less than this estimate.

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

Part II Other Information
Item 1A. Risk Factors
Our business faces many risks, a number of which are described under the caption “Risk Factors” in our 2018 Annual Report. The SMTA Transaction may subject us to additional risks that are described below. The risks described in our 2018 Annual Report and below may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our 2018 Annual Report or described below occurs, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our 2018 Annual Report and below, and the information contained under the caption “Warning Concerning Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities.
Risks Relating to the Completion and Pendency of the SMTA Transaction
The SMTA Transaction is subject to conditions, including certain conditions that may not be satisfied, or completed on a timely basis, if at all.
The completion of the SMTA Transaction is subject to conditions, including the approval by SMTA's shareholders. These conditions make the completion, and the timing of the completion, of the SMTA Transaction uncertain. Also, we or SMTA may terminate the SMTA Transaction in certain circumstances if the SMTA Transaction is not completed by December 31, 2019, subject to applicable termination and other fees.
If the SMTA Transaction is not completed, we may be adversely affected and subject to a number of risks, including the following:

•	we may be required to pay some or all of our costs relating to the SMTA Transaction, such as legal, accounting and financial advisory fees, whether or not the SMTA Transaction is completed, and

•	the time and attention committed by our management to matters relating to the SMTA Transaction could otherwise have been devoted to pursuing other opportunities.
The pendency of the SMTA Transaction could adversely affect our business and operations or the business and operations at the properties we are acquiring from SMTA.
During the pendency of the SMTA Transaction, some tenants may delay or defer decisions related to their business dealings with us and SMTA, which could negatively impact the revenues, earnings, cash flows or expenses of us, regardless of whether the SMTA Transaction is completed.
Lawsuits may be commenced seeking to enjoin or prevent the SMTA Transaction or seeking other relief which may delay or prevent the completion of the SMTA Transaction and result in us incurring substantial costs.
Public company acquisition transactions are often subject to lawsuits initiated by plaintiff’s counsel seeking to enjoin or prevent the transaction or obtain other relief, including payment of fees and other costs by the defendants. We, our Trustees, officers and advisors and SMTA, its trustees, officers and advisors may become subject to similar litigation with respect to the SMTA Transaction. We and any other defendant may incur substantial costs defending any such lawsuit, including the distraction of management's attention, even if such lawsuits are without merit or unsuccessful. We cannot be sure what the outcome of any such lawsuits would be. If a plaintiff was successful in obtaining an injunction prohibiting the parties from completing the SMTA Transaction or in obtaining other relief, the completion of the SMTA Transaction may be prevented or delayed or its terms could change. Our bylaws provide that a party to such a lawsuit, where we are a named defendant, may require that such claims be resolved by arbitration. Plaintiffs may also challenge such arbitration provisions, which may result in additional costs and distractions.
Risks Related to us after Completion of the SMTA Transaction
Our Normalized FFO per share may not increase as a result of the SMTA Transaction.
We believe the SMTA Transaction will increase our Normalized FFO per share in 2020 on an annualized basis assuming that debt incurred with this transaction is refinanced with longer term debt at current market rates, borrowings under our existing revolving credit facility or other sources and after expected asset sales. Any unexpected event, including, but not limited to, our inability to finance the transaction on expected terms, performance of the SMTA portfolio below our expectations and below target asset sale proceeds, may lead to a decrease in Normalized FFO per share. Furthermore, our existing business is subject to various risks, including risks beyond our control. As a result, even if the SMTA portfolio performs as we expect, we obtain financing on terms that are consistent with our expectations and we receive our targeted proceeds on asset sales, our Normalized FFO may not increase following the SMTA Transaction and it could decline.
We may not realize other benefits from the SMTA Transaction.
We believe the SMTA Transaction will provide us with a more secure financial profile, increased scale and greater diversity in tenant base, property type and geography. Any unexpected event, including, but not limited to, our inability to finance the transaction on attractive terms or poor performance of the SMTA portfolio may adversely effect us.
The SMTA properties will significantly increase our property portfolio and will result in our operating in industries that are new to us, and we may not successfully integrate or operate these properties and we expect to incur additional costs.
The SMTA Transaction involves the acquisition of 770 properties. We and RMR LLC will be required to devote significant management time and attention to integrating and operating these properties. Unexpected difficulties or delays may arise during this integration process, including, for example, difficulties or delays in transitioning the management or financial and tax reporting functions with respect to all, or some of, the acquired properties. Similarly, we will incur additional costs to lease these properties, which may exceed the amounts we expect. Historically, our property management agreement with RMR LLC has been limited to the office building component of one of our hotels. The SMTA properties will be added to the property management agreement upon closing the SMTA Transaction, resulting in a significant increase in the scope of property management services RMR LLC will provide to us and our costs for property management services. Also, any unexpected transition and integration difficulties and any increased costs may reduce, delay or eliminate the benefits we expect to realize from the SMTA Transaction.
Following the SMTA Transaction, we will have an expanded portfolio and operations in industries that are new to us and in which we have limited or no experience. Our future success will depend, in part, upon our ability to: adapt to operating and competing in new industries; attract and retain tenants in these new markets at rents that we expect; integrate new operations into our existing business in an efficient and timely manner; successfully manage our operations and costs; avoid this new operation negatively impacting the performance of our existing business; and maintain necessary internal controls. We cannot be sure that we will be able to increase future cash flows or property level rent coverage, maintain current rents and occupancy at the SMTA properties, that we will realize any expected benefits from the SMTA Transaction, particularly with respect to the properties in new industries in which we have limited or no experience, or that the SMTA Transaction will not negatively impact the performance of our existing business.
We may be subject to unknown or contingent liabilities related to the SMTA properties for which we may have no recourse against SMTA.
The SMTA properties may be subject to unknown or contingent liabilities, including environmental liabilities, for which we may have no recourse against SMTA. The amount of liabilities associated with the SMTA properties may exceed our expectations. We do not believe that it is possible to understand fully a property before it is owned and operated for a reasonable period of time, and, notwithstanding pre-acquisition due diligence, we could acquire a property that contains undisclosed defects in design or construction or which was not properly operated.
Risks Relating to Our Indebtedness
If our committed debt financing is not available, we may be required to obtain alternative financing for the SMTA Transaction on terms which are materially less favorable to us.
In connection with the SMTA Transaction, we obtained commitments from financial institutions, pursuant to a commitment letter to make available to us a senior unsecured term loan facility, under which we may borrow up to $2.0 billion, or the Term Loan. We also have a $1.0 billion unsecured revolving credit facility, under which no amounts were outstanding and $1.0 billion was available for borrowing as of August 8, 2019, that is available for general business purposes, including acquisitions. We intend to finance the SMTA Transaction and the fees, expenses and costs incurred in connection with the SMTA Transaction with our revolving credit facility and the Term Loan. Funds under the commitment letter and our unsecured revolving credit facility are not guaranteed to be available to us as of the closing of the SMTA Transaction. The obligations of lenders under the commitment letter and our unsecured revolving credit facility are subject to certain conditions, which may or may not be satisfied as of the closing of the SMTA Transaction. The availability of these funds to us is not a condition to our obligation to complete the SMTA Transaction. In the event any of these funds are not available or are available in less than the full amount anticipated, we will be required to seek alternative financing, which may not be available on acceptable terms, in a timely manner or at all.
In connection with the SMTA Transaction, we expect to incur significant additional indebtedness.
In connection with the SMTA Transaction, we expect to incur significant additional indebtedness. This increased indebtedness could adversely affect us for numerous reasons, including by:

•	increasing our vulnerability to general adverse economic and business conditions;

•	increasing the costs to us of incurring additional debt;

•	increasing our exposure to floating interest rates;

•	limiting our ability to compete with other companies that are not as highly leveraged, as we may be less capable of responding to adverse economic and industry conditions;

•	restricting us from making strategic acquisitions, developing properties or exploiting business opportunities;

•	restricting the way in which we conduct our business because of financial and operating covenants in the agreements governing our existing and future indebtedness;

•
exposing us to potential events of default (if not cured or waived) under covenants contained in debt instruments that could have a material adverse effect on our business, financial condition and operating results;

•	limiting our ability to react to changing market conditions in our industry;

•	limiting our ability to obtain additional financing to fund future acquisitions, working capital, capital expenditures and other general business requirements;

•
requiring the use of a substantial portion of our cash flow from operations for the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund working capital, acquisitions, capital expenditures, distributions to our shareholders and general operating requirements; and

•	limiting our flexibility in planning for, or reacting to, changes in our business.
If we are unable to finance the SMTA Transaction with longer term debt at current market rates, borrowings under our existing revolving credit facility or other sources on expected terms, our anticipated costs of financing the SMTA Transaction could materially increase.
We plan to seek longer term senior unsecured debt financing, borrowings under our existing revolving credit facility or other sources to refinance the debt incurred in connection with the SMTA Transaction and to pay the prepayment penalties to extinguish mortgage debt on the SMTA portfolio. If we do not obtain and maintain an investment grade rating for our senior debt, the cost of this financing may increase and its terms may be less favorable to us. If we are not able to obtain longer term debt financing of the SMTA Transaction timely and on favorable terms, we may be required to pay fees and seek alternative financing, such as secured borrowing or a sale of equity securities, and our available cash flow to fund working capital, capital expenditures, acquisitions and other business activities may be reduced. In such event, the alternative financing may be more expensive and the benefits expected to be received by us in the SMTA Transaction could be reduced or eliminated.
To reduce debt levels following the closing of the SMTA Transaction, we intend to sell $500 million of the acquired assets and approximately $300 million of other assets. We may not achieve our asset disposition plan, which may limit our ability to reduce leverage and adversely affect our credit profile.
We have identified approximately $800 million of assets, $300 million of which we currently own and $500 million of which are included in the SMTA portfolio, to be sold following the consummation of the SMTA Transaction. Our estimated value for the SMTA properties is based on our knowledge of the properties, local markets and multiples on projected cash flows. This estimate involves multiple assumptions and judgments about future events that are inherently uncertain.
We cannot be sure that we will be able to find attractive sale opportunities or that any sale will be completed in a timely manner, if at all. Our ability to sell these or any of our other properties, and the prices we receive upon a sale, may be affected by many factors, and we may be unable to execute our strategy. In particular, these factors could arise from weakness in or the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers and the tenants of the properties, the terms of the leases with tenants at the properties, the characteristics, quality and prospects of the properties, and the availability of financing to potential purchasers on reasonable terms, the number of prospective purchasers, the number of competing properties on the market, unfavorable local, national or international economic conditions, industry trends, and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located. We may not succeed in selling properties that we have identified, or in the future identify, for sale, the terms of any such sales may not meet our expectations and we may incur losses in connection with these potential sales. If we are unable to realize proceeds from the sale of properties sufficient to allow us to reduce our leverage to a level we believe appropriate or which ratings agencies and possible financing sources believe appropriate, our credit ratings may be lowered, we may reduce our acquisition activity, we may reduce the amount we invest in our properties or pay for expenses and we may reduce the amount of distributions we pay to our shareholders.
Our credit ratings have been adversely affected by the SMTA Transaction.
Shortly after the SMTA Transaction was publicly announced, both Moody's and S&P published reviews of our credit ratings. S&P assigned a negative outlook to our ratings and Moody’s expects it would downgrade us upon completion of the SMTA Transaction. These negative actions imply that our debt ratings may be downgraded to below "investment grade." If our credit ratings are downgraded, we may have difficulty accessing debt capital markets to meet our obligations or pursue business opportunities and the costs of any debt we do obtain may be increased. For example, the interest rates we are required to pay on our revolving credit facility and our other floating rate debt obligations will increase if our debt ratings are downgraded. We intend to sell some assets to reduce leverage and to take other actions which we believe may avoid our credit ratings being downgraded below investment grade; however, we can provide no assurance that these efforts will be successful in avoiding our credit ratings being downgraded below investment grade.
We may not be able to continue paying distributions at or above our current annualized distribution rate.
Our current annualized distribution rate is $2.16 per common share. We may not be able to sustain our current distribution rate, or pay distributions at all, for various reasons, including that:

•	Our ability to pay distributions may be adversely affected if any of the risks described herein or in our 2018 Annual Report, or other significant events, occur;

•
Our declaration and payment of distributions is subject to compliance with restrictions contained in our revolving credit facility and term loan agreement and may be subject to restrictions governing future debt that we may incur, including the Term Loan and the terms of any bonds issued to finance or refinance the SMTA Transaction;

•	We may desire to retain cash to obtain, maintain or improve our credit ratings, to reduce leverage or pursue other business opportunities; and

•
We have no obligation to pay distributions, and each distribution is made at the discretion of our Board of Trustees and the payment of a distribution depends on various factors that our Board of Trustees at the time deems relevant, including among other things, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement and public debt covenants, the availability to us of debt and equity capital, our dividend yield and the dividend yield of other REITs, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations.

For these reasons, among others, we may not be able to meet or sustain our current annualized distribution rate and we may cease making distributions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended June 30, 2019:

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of		as Part of Publicly	May Yet Be Purchased
	Shares	Average Price	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	Paid per Share	or Programs	Programs
April 2019	1,642	$26.64	$—	$—
Total	1,642	$26.64	$—	$—

(1)
These common share withholdings and purchases were made to satisfy the tax withholding and payment obligations of a former officer of RMR LLC in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.

Item 6. Exhibits

Exhibit Number	Description
2.1
Equity Purchase Agreement, dated as of June 2, 2019, by and among the Company, Spirit MTA REIT, SMTA Financing JV, LLC and Banner NewCo LLC*. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 3, 2019.)

3.1	Composite Copy of Amended and Restated Declaration of Trust, dated as of August 21, 1995, as amended to date. (Filed herewith.)
3.2	Composite Copy of Amended and Restated Declaration of Trust, dated as of August 21, 1995, as amended to date. (marked copy) (Filed herewith.)
3.3	Amended and Restated Bylaws of the Company, adopted April 3, 2019. (Incorporated by reference to the Company's Current Report on Form 8-K dated April 3, 2019.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.)
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

4.8	Indenture, dated as of February 3, 2016, between the Company and U.S. Bank National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 1, 2016.)

Exhibit Number	Description
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

10.1	Summary of Trustee Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 14, 2019.)
10.2	Fifth Amendment to Amended and Restated Lease Agreement No. 3, dated August 1, 2019, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Filed herewith).
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOSPITALITY PROPERTIES TRUST

/s/ John G. Murray
John G. Murray
President and Chief Executive Officer
Dated: August 9, 2019

/s/ Brian E. Donley
Brian E. Donley
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: August 9, 2019