Form 10-Q
period 2019-09-30
Service Properties Trust
filed 2019-11-08
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-11527
SERVICE PROPERTIES TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland	04-3262075
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts, 02458-1634
(Address of Principal Executive Offices) (Zip Code)
617-964-8389
(Registrant’s Telephone Number, Including Area Code)
Hospitality Properties Trust
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of each Exchange on which Registered
Common Shares of Beneficial Interest	SVC	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of November 7, 2019: 164,564,523

SERVICE PROPERTIES TRUST
FORM 10-Q
September 30, 2019
References in this Quarterly Report on Form 10-Q to the Company, SVC, we, us or our include Service Properties Trust (formerly known as Hospitality Properties Trust) and our consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

Part I Financial Information
Item 1. Financial Statements
SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands, except share data)

	September 30,	December 31,
	2019	2018
ASSETS
Real estate properties:
Land	$2,062,776	$1,626,239
Buildings, improvements and equipment	9,237,760	7,896,734
Total real estate properties, gross	11,300,536	9,522,973
Accumulated depreciation	(3,086,684)	(2,973,384)
Total real estate properties, net	8,213,852	6,549,589
Acquired real estate leases and other intangibles	392,673	105,749
Assets held for sale	604,989	144,008
Cash and cash equivalents	16,990	25,966
Restricted cash	53,519	50,037
Due from related persons	72,587	91,212
Other assets, net	160,893	210,518
Total assets	$9,515,503	$7,177,079

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$790,000	$177,000
Unsecured term loan, net	397,740	397,292
Senior unsecured notes, net	5,284,933	3,598,295
Security deposits	122,763	132,816
Accounts payable and other liabilities	292,161	211,332
Due to related persons	18,920	62,913
Total liabilities	6,906,517	4,579,648

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 164,565,303 and 164,441,709 shares issued and outstanding, respectively	1,646	1,644
Additional paid in capital	4,547,055	4,545,481
Cumulative other comprehensive loss	(175)	(266)
Cumulative net income available for common shareholders	3,506,538	3,231,895
Cumulative common distributions	(5,446,078)	(5,181,323)
Total shareholders’ equity	2,608,986	2,597,431
Total liabilities and shareholders’ equity	$9,515,503	$7,177,079
The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Hotel operating revenues	$525,290	$520,618	$1,521,368	$1,494,283
Rental income	73,619	81,322	210,509	245,543
FF&E reserve income	863	1,213	3,365	3,911
Total revenues	599,772	603,153	1,735,242	1,743,737

Expenses:
Hotel operating expenses	377,895	365,526	1,076,011	1,052,121
Other operating expenses	1,707	1,468	4,419	3,936
Depreciation and amortization	103,160	101,007	301,721	300,308
General and administrative	12,464	13,425	36,906	38,280
Total expenses	495,226	481,426	1,419,057	1,394,645

Gain on sale of real estate	—	—	159,535	—
Dividend income	—	626	1,752	1,878
Unrealized gains (losses) on equity securities, net	(3,950)	43,453	(43,761)	89,348
Interest income	688	478	1,774	1,093
Interest expense (including amortization of debt issuance costs and debt discounts and premiums of $2,689, $2,570, $7,829 and $7,607, respectively)	(52,375)	(49,308)	(151,742)	(145,589)
Loss on early extinguishment of debt	(8,451)	—	(8,451)	(160)
Income before income taxes and equity in earnings of an investee	40,458	116,976	275,292	295,662
Income tax expense	(467)	(707)	(1,266)	(1,949)
Equity in earnings of an investee	83	830	617	881
Net income	40,074	117,099	274,643	294,594

Other comprehensive income (loss):
Equity interest in investee’s unrealized gains (losses)	(46)	173	91	90
Other comprehensive income (loss)	(46)	173	91	90
Comprehensive income	$40,028	$117,272	$274,734	$294,684

Weighted average common shares outstanding (basic)	164,321	164,232	164,294	164,212
Weighted average common shares outstanding (diluted)	164,348	164,274	164,332	164,242

Net income per common share (basic and diluted)	$0.24	$0.71	$1.67	$1.79
The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)
(in thousands, except share data)

	Common Shares			Additional Paid in Capital	Cumulative Net Income Available for Common Shareholders	Cumulative Other Comprehensive Income (Loss)
	Number of Shares	Common Shares	Cumulative Common Distributions
							Total

Balance at December 31, 2018	164,441,709	$1,644	$(5,181,323)	$4,545,481	$3,231,895	$(266)	$2,597,431
Net income	—	—	—	—	225,787	—	225,787
Equity interest in investee’s unrealized gains	—	—	—	—	—	66	66
Common share grants	—	—	—	436	—	—	436
Distributions	—	—	(87,154)	—	—	—	(87,154)
Balance at March 31, 2019	164,441,709	$1,644	$(5,268,477)	$4,545,917	$3,457,682	$(200)	$2,736,566
Net income	—	—	—	—	8,782	—	8,782
Equity interest in investee’s unrealized gains	—	—	—	—	—	71	71
Common share grants	15,000	1	—	868	—	—	869
Common share repurchases and forfeitures	(2,172)	—	—	(48)	—	—	(48)
Distributions	—	—	(88,798)	—	—	—	(88,798)
Balance at June 30, 2019	164,454,537	$1,645	$(5,357,275)	$4,546,737	$3,466,464	$(129)	$2,657,442
Net income	—	—	—	—	40,074	—	40,074
Equity interest in investee’s unrealized losses	—	—	—	—	—	(46)	(46)
Common share grants	140,100	1	—	1,067	—	—	1,068
Common share repurchases	(29,334)	—	—	(749)	—	—	(749)
Distributions	—	—	(88,803)	—	—	—	(88,803)
Balance at September 30, 2019	164,565,303	$1,646	$(5,446,078)	$4,547,055	$3,506,538	$(175)	$2,608,986

	Common Shares			Additional Paid in Capital	Cumulative Net Income Available for Common Shareholders	Cumulative Other Comprehensive Income (Loss)
	Number of Shares	Common Shares	Cumulative Common Distributions
							Total

Balance at December 31, 2017	164,349,141	$1,643	$(4,834,491)	$4,542,307	$2,966,605	$79,358	$2,755,422
Cumulative effect of accounting change	—	—	—	—	79,556	(79,556)	—
Net income	—	—	—	—	80,206	—	80,206
Equity interest in investee’s unrealized losses	—	—	—	—	—	(93)	(93)
Common share repurchases	(3,394)	—	—	(101)	—	—	(101)
Distributions	—	—	(85,460)	—	—	—	(85,460)
Balance at March 31, 2018	164,345,747	$1,643	$(4,919,951)	$4,542,206	$3,126,367	$(291)	$2,749,974
Net income	—	—	—	—	97,289	—	97,289
Equity interest in investee’s unrealized gains	—	—	—	—	—	10	10
Common share grants	18,000	1	—	500	—	—	501
Distributions	—	—	(87,105)	—	—	—	(87,105)
Balance at June 30, 2018	164,363,747	$1,644	$(5,007,056)	$4,542,706	$3,223,656	$(281)	$2,760,669
Net income	—	—	—	—	117,099	—	117,099
Equity interest in investee’s unrealized gains	—	—	—	—	—	173	173
Common share grants	97,000	1	—	2,242	—	—	2,243
Common share repurchases	(18,368)	(1)	—	(499)	—	—	(500)
Distributions	—	—	(87,113)	—	—	—	(87,113)
Balance at September 30, 2018	164,442,379	$1,644	$(5,094,169)	$4,544,449	$3,340,755	$(108)	$2,792,571
The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$274,643	$294,594
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	301,721	300,308
Amortization of debt issuance costs and debt discounts and premiums as interest	7,829	7,607
Straight line rental income	7,368	(9,359)
Security deposits replenished (utilized)	(10,052)	7,687
Loss on early extinguishment of debt	8,451	160
Unrealized (gains) and losses on equity securities, net	43,761	(89,348)
Equity in earnings of an investee	(617)	(881)
Gain on sale of real estate	(159,535)	—
Other non-cash (income) expense, net	109	(2,226)
Changes in assets and liabilities:
Due from related persons	3,609	(585)
Other assets	(6,352)	(8,627)
Accounts payable and other liabilities	12,743	(21,259)
Due to related persons	(51,148)	(74,667)
Net cash provided by operating activities	432,530	403,404

Cash flows from investing activities:
Real estate acquisitions and deposits	(2,659,186)	(95,208)
Real estate improvements	(71,024)	(111,248)
Hotel managers’ purchases with restricted cash	(143,692)	(89,401)
Hotel manager’s deposit of insurance proceeds into restricted cash	14,325	18,000
Net proceeds from sale of real estate	308,200	—
Net proceeds from sale of equity securities	93,892	—
Net cash used in investing activities	(2,457,485)	(277,857)

Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes, after discounts and premiums	1,693,879	389,976
Borrowings under unsecured revolving credit facility	997,000	395,000
Repayments of unsecured revolving credit facility	(384,000)	(650,000)
Deferred financing costs	(21,869)	(12,242)
Repurchase of common shares	(794)	(606)
Distributions to common shareholders	(264,755)	(259,678)
Net cash provided by (used in) financing activities	2,019,461	(137,550)
Decrease in cash and cash equivalents and restricted cash	(5,494)	(12,003)
Cash and cash equivalents and restricted cash at beginning of period	76,003	97,496
Cash and cash equivalents and restricted cash at end of period	$70,509	$85,493

Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:

Cash and cash equivalents	$16,990	$19,849
Restricted cash	53,519	65,644
Total cash and cash equivalents and restricted cash	$70,509	$85,493

Supplemental cash flow information:
Cash paid for interest	$171,418	$158,056
Cash paid for income taxes	2,614	2,804
The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 1. Basis of Presentation
The accompanying condensed consolidated financial statements of Service Properties Trust (formerly known as Hospitality Properties Trust) and its subsidiaries, or SVC, we, our or us, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2018, or our 2018 Annual Report. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair statement of results for the interim period, have been included. These condensed consolidated financial statements include the accounts of SVC and our subsidiaries, all of which are 100% owned directly or indirectly by SVC. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods and those of our managers and tenants are not necessarily indicative of the results that may be expected for the full year. Reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation.
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
We have determined that each of our wholly owned taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification™. We have concluded that we must consolidate each of our wholly owned TRSs because we are the entity with the power to direct the activities that most significantly impact such VIEs’ performance and we have the obligation to absorb losses or the right to receive benefits from each VIE that could be significant to the VIE and are, therefore, the primary beneficiary of each VIE. The assets of our TRSs were $33,794 and $31,917 as of September 30, 2019 and December 31, 2018, respectively, and consist primarily of amounts due from and working capital advances to certain of our hotel managers. The liabilities of our TRSs were $148,017 and $148,459 as of September 30, 2019 and December 31, 2018, respectively, and consist primarily of security deposits they hold and amounts payable to certain of our hotel managers. The assets of our TRSs are available to satisfy our TRSs’ obligations and we have guaranteed certain obligations of our TRSs.
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

SERVICE PROPERTIES TRUST
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
We report rental income for leased properties in our condensed consolidated statements of comprehensive income. We recognize rental income from operating leases on a straight line basis over the term of the lease agreements. We reduced rental income by $3,046 and $7,368 for the three and nine months ended September 30, 2019, respectively, and increased rental income by $3,136 and $9,359 for the three and nine months ended September 30, 2018, respectively, to record scheduled rent changes under certain of our leases, the deferred rent obligations payable to us under our leases with TravelCenters of America Inc., or TA, and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks at our travel centers on a straight line basis. See Notes 8 and 10 for further information regarding our TA leases. Due from related persons includes $51,071 and $66,347 and other assets, net, includes $3,135 and $3,073 of straight line rent receivables at September 30, 2019 and December 31, 2018, respectively.
Certain of our lease agreements require additional percentage rent if gross revenues of our properties exceed certain thresholds defined in our lease agreements. We may determine percentage rent due to us under our leases monthly, quarterly or annually, depending on the specific lease terms, and recognize it when all contingencies are met and the rent is earned. We had deferred estimated percentage rent of $1,020 and $3,047 for the three and nine months ended September 30, 2019, respectively, and $978 and $2,762 for the three and nine months ended September 30, 2018, respectively.
We own all the FF&E reserve escrows for our hotels. We report deposits by our third-party tenants into the escrow accounts as FF&E reserve income. We do not report the amounts which are escrowed as reserves established for the regular refurbishment of our hotels, or FF&E reserves, for our managed hotels as FF&E reserve income.
Note 4. Weighted Average Common Shares
The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Weighted average common shares for basic earnings per share	164,321	164,232	164,294	164,212
Effect of dilutive securities: Unvested share awards	27	42	38	30
Weighted average common shares for diluted earnings per share	164,348	164,274	164,332	164,242

SERVICE PROPERTIES TRUST
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
On September 18, 2019, we granted an aggregate of 140,100 of our common shares, valued at $25.03 per common share, the closing price of our common shares on Nasdaq on that day, to our officers and certain other employees of The RMR Group LLC, or RMR LLC, under our equity compensation plan.
Share Purchases
On April 5, 2019, we purchased an aggregate of 1,642 of our common shares for $26.64 per common share, the closing price of our common shares on Nasdaq on that day, from a former officer of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
On July 3, 2019, we purchased an aggregate of 5,041 of our common shares for $25.20 per common share, the closing price of our common shares on Nasdaq on that day, from our former officer and former employee of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
On September 25, 2019, we purchased an aggregate of 24,293 of our common shares for $25.64 per common share, the closing price of our common shares on that day, from our officers and certain employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Distributions
On February 21, 2019, we paid a regular quarterly distribution to our common shareholders of record on January 28, 2019 of $0.53 per share, or $87,154. On May 16, 2019, we paid a regular quarterly distribution to our common shareholders of record on April 29, 2019 of $0.54 per share, or $88,798. On August 15, 2019, we paid a regular quarterly distribution to our common shareholders of record on July 29, 2019 of $0.54 per share, or $88,803. On October 17, 2019, we declared a regular quarterly distribution to our common shareholders of record on October 28, 2019 of $0.54 per share, or $88,865. We expect to pay this amount on or about November 14, 2019.
Cumulative Other Comprehensive Loss
Cumulative other comprehensive loss, as of September 30, 2019, represents our share of the comprehensive loss of Affiliates Insurance Company, or AIC. See Note 10 for further information regarding this investment.
Note 6. Indebtedness
Our principal debt obligations at September 30, 2019 were: (1) $790,000 of outstanding borrowings under our $1,000,000 unsecured revolving credit facility; (2) our $400,000 unsecured term loan; and (3) $5,350,000 aggregate outstanding principal amount of senior unsecured notes. Our revolving credit facility and our term loan are governed by a credit agreement with a syndicate of institutional lenders.
Our $1,000,000 revolving credit facility is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is July 15, 2022, and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to extend the maturity date of the facility for two additional six-month periods. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. We are required to pay interest on borrowings under our revolving credit facility at the rate of LIBOR plus a premium, which was 100 basis points per annum as of September 30, 2019. We also pay a facility fee, which was 20 basis points per annum at September 30, 2019, on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. On October 1, 2019, the interest rate premium and the facility fee increased to 1.20% and 0.25%, respectively, as the result of our credit rating being lowered by a rating agency. As of September 30, 2019, the annual interest rate payable on borrowings under our revolving credit facility was 2.92%. The weighted average annual interest rate for borrowings under our revolving credit facility was

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

3.10% and 3.34% for the three and nine months ended September 30, 2019, respectively, and 2.97% and 3.00% for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, we had $790,000 outstanding and $210,000 available under our revolving credit facility. As of November 7, 2019, we had $700,000 outstanding and $300,000 available to borrow under our revolving credit facility.
Our $400,000 term loan, which matures on July 15, 2023, is prepayable without penalty at any time. We are required to pay interest on the amount outstanding under our term loan at the rate of LIBOR plus a premium, which was 110 basis points per annum as of September 30, 2019. The interest rate premium is subject to adjustment based on changes to our credit ratings. On October 1, 2019 the interest rate premium increased to 1.35% as a result of our credit rating being lowered by a rating agency. As of September 30, 2019, the annual interest rate for the amount outstanding under our term loan was 3.20%. The weighted average annual interest rate for borrowings under our term loan was 3.35% and 3.51% for the three and nine months ended September 30, 2019, respectively, and 3.19% and 3.02% for the three and nine months ended September 30, 2018, respectively.
Our credit agreement also includes a feature under which maximum aggregate borrowings may be increased to up to $2,300,000 on a combined basis in certain circumstances. Our credit agreement and our unsecured senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business manager. Our credit agreement and our unsecured senior notes indentures and their supplements also contain covenants, including those that restrict our ability to incur debts or to make distributions under certain circumstances and generally require us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of our credit agreement and our unsecured senior notes indentures and their supplements at September 30, 2019.
On September 18, 2019, we issued $825,000 principal amount of our 4.35% unsecured senior notes due 2024, $450,000 principal amount of our 4.75% unsecured senior notes due 2026 and $425,000 principal amount of our 4.95% unsecured senior notes due 2029. The aggregate net proceeds from these offerings were $1,680,461, after underwriting discounts and other offering expenses.
In connection with our acquisition of a 767-property net lease portfolio from Spirit MTA REIT, a Maryland real estate investment trust, or REIT, (NYSE: SMTA), or SMTA, located in 45 states, or the SMTA Transaction, a syndicate of lenders committed to provide us with a one year unsecured term loan facility, under which we would be able to borrow up to $2,000,000. We terminated these commitments in September 2019 and recorded a loss on early extinguishment of debt of $8,451 during the three months ended September 30, 2019 to write off unamortized issuance costs. See Note 7 for further information about the SMTA Transaction.
Note 7. Real Estate Properties
At September 30, 2019, we owned 328 hotels with 51,086 rooms or suites and 946 service-oriented retail properties with approximately 17.6 million square feet that are primarily subject to “triple net” leases, or net leases where the tenant is generally responsible for payment of operating expenses and capital expenditures of the property during the lease term. Our properties had an aggregate undepreciated carrying value of $11,905,525, including $604,989 classified as held for sale as of September 30, 2019.
During the nine months ended September 30, 2019, we funded $123,190 for improvements to certain of our properties which, pursuant to the terms of our management and lease agreements with our managers and tenants, resulted in increases in our contractual annual minimum returns and rents of $9,097. See Note 8 for further information about our management and lease agreements and our fundings of improvements to certain of our properties.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Acquisitions
We completed the SMTA Transaction and acquired two hotels and a land parcel during the nine months ended September 30, 2019. We accounted for these transactions as acquisitions of assets. Our allocation of the purchase price of each of these acquisitions based on the estimated fair value of the acquired assets is presented in the table below.

Acquisition Date	Location	Purchase Price	Land	Land Improvements	Building and Improvements	Furniture, Fixtures and Equipment	Held for Sale	Intangible Assets / Liabilities, net
2/22/2019	Washington, D.C. (1)	$143,742	$44,972	$151	$93,412	$5,207	$—	$—
5/7/2019	Milwaukee, WI (2)	30,235	3,442	1,053	25,132	608	—	—
8/1/2019	Southington, CT (3)	66	66	—	—	—	—	—
9/20/2019	Various (4)	2,482,382	388,057	—	1,201,922	—	604,989	287,414
		$2,656,425	$436,537	$1,204	$1,320,466	$5,815	$604,989	$287,414

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

(2)
On May 7, 2019, we acquired the 198 room Crowne Plaza Milwaukee West hotel in Milwaukee, WI for a purchase price of $30,235, including capitalized acquisition costs of $235. We added this Crowne Plaza® branded hotel to our management agreement with IHG. See Note 8 for further information regarding our IHG agreement.

(3)
On August 1, 2019, we acquired a land parcel adjacent to our travel center located in Southington, CT for a purchase price of $66, including capitalized acquisition costs of $6. This land parcel has been added to the TA lease for that travel center.

(4)
On September 20, 2019, we completed the SMTA Transaction for total consideration of $2,482,382. See below for further information regarding the SMTA Transaction. As of September 30, 2019, 148 assets included in the SMTA Transaction with a carrying value of $604,989 were classified as held for sale.

On September 20, 2019, we completed the SMTA Transaction as a result of which, we acquired 767 net lease service-oriented retail properties with 12.4 million rentable square feet. The aggregate transaction value of the SMTA Transaction was $2,482,382, including $2,384,577 in cash consideration, $82,069 of prepayment penalties related to SMTA’s extinguishment of the mortgage debt on the portfolio and $15,736 of other capitalized acquisition costs. The properties included in the portfolio are net leased to 279 tenants operating in 23 distinct industries and 163 brands that include quick service and casual dining restaurants, movie theaters, health and fitness, automotive parts and services and other service-oriented and necessity-based industries across 45 states. We financed the SMTA Transaction with borrowings under our revolving credit facility and with cash on hand, including net proceeds from our public offerings of senior unsecured notes, as described further in Note 6. As of September 30, 2019, we had $5,900 of unspent leasing-related obligations assumed as a part of the SMTA Transaction.
On October 9, 2019, we acquired the 261-room Kimpton Palomar Hotel located in Chicago, IL for a purchase price of $55,000, excluding acquisition related costs. We added this Kimpton® branded hotel to our management agreement with IHG.
Dispositions
In January 2019, in a series of transactions, we sold 20 travel centers in 15 states to TA for $308,200. We recorded a gain of $159,535 in the first quarter of 2019 as a result of these sales. See Notes 8 and 10 for further information regarding these transactions, our relationship and agreements with TA.
On October 11, 2019, we entered an agreement to sell 126 net lease properties we acquired in the SMTA Transaction with approximately 2.4 million square feet in 26 states with an aggregate of $34,300 of annual minimum rents as of September 30, 2019 for an aggregate sales price of $438,000, excluding closing costs. We expect this sale to be completed prior to December 31, 2019.
On October 22, 2019, we sold a net lease property we acquired in the SMTA Transaction in Hermantown, MN with 103,631 square feet with annual minimum rent of $913 as of September 30, 2019 for $6,250, excluding closing costs.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

On October 29, 2019, we sold a net lease office property we acquired in the SMTA Transaction in Las Vegas, NV with 138,558 square feet with annual minimum rent of $3,561 as of September 30, 2019 for $57,000, excluding closing costs.
Note 8. Management Agreements and Leases
As of September 30, 2019, we owned 328 hotels which were included in eight operating agreements and 946 service orientated retail properties net leased to 279 tenants. We do not operate any of our properties.
Hotel agreements
As of September 30, 2019, 326 of our hotels were leased to our TRSs and managed by independent hotel operating companies and two hotels were leased to third parties. As of September 30, 2019, our hotel properties were managed by or leased to separate subsidiaries of Marriott International, Inc., or Marriott, IHG, Sonesta International Hotels Corporation, or Sonesta, Wyndham Hotels & Resorts, Inc., or Wyndham, Hyatt Hotels Corporation, or Hyatt, and Radisson Hospitality, Inc., or Radisson, under eight agreements. These hotel agreements have initial terms expiring between 2019 and 2038. Each of these agreements is for between one and 102 of our hotels. In general, the agreements contain renewal options for all, but not less than all, of the affected properties included in each agreement, and the renewal terms range between 20 to 60 years. Most of these agreements require the third party manager or tenant to: (1) make payments to us of minimum returns or minimum rents; (2) deposit a percentage of total hotel sales into FF&E reserves; and (3) for our managed hotels, make payments to our TRSs of additional returns to the extent of available cash flows after payment of operating expenses, funding of the FF&E reserves, payment of our minimum returns, payment of certain management fees and replenishment of security deposits or guarantees. Some of our managers or tenants or their affiliates have provided deposits or guarantees to secure their obligations to pay us.
Marriott No. 1 agreement. Our management agreement with Marriott for 53 hotels, or our Marriott No. 1 agreement, provides that, as of September 30, 2019, we are to be paid an annual minimum return of $71,714 to the extent that gross revenues of the hotels, after payment of hotel operating expenses and funding of the FF&E reserve, are sufficient to do so. Marriott’s base and incentive management fees are only earned after we receive our minimum returns. We realized minimum returns of $17,908 and $17,335 during the three months ended September 30, 2019 and 2018, respectively, and minimum returns of $53,467 and $51,954 during the nine months ended September 30, 2019 and 2018, respectively, under this agreement. We also realized additional returns of $1,985 and $3,560 during the three and nine months ended September 30, 2019, respectively, and $2,584 and $5,113 during the three and nine months ended September 30, 2018, respectively, which represent our share of hotel cash flows in excess of the minimum returns due to us for these periods. We do not have any security deposits or guarantees for our minimum returns from the 53 hotels included in our Marriott No. 1 agreement. Accordingly, the minimum returns we receive from these hotels managed by Marriott are limited to the hotels’ available cash flows after payment of operating expenses and funding of the FF&E reserve.
We funded $15,778 and $1,769 for capital improvements to certain of the hotels included in our Marriott No. 1 agreement during the nine months ended September 30, 2019 and 2018, respectively, which resulted in increases in our contractual annual minimum returns of $1,578 and $177, respectively.
Marriott No. 234 agreement. Our management agreement with Marriott for 68 hotels, or our Marriott No. 234 agreement, provides that, as of September 30, 2019, we are to be paid an annual minimum return of $109,024. We realized minimum returns of $27,256 and $26,772 during the three months ended September 30, 2019 and 2018, respectively, and $81,206 and $80,199 during the nine months ended September 30, 2019 and 2018, respectively, under this agreement. Pursuant to our Marriott No. 234 agreement, Marriott has provided us with a security deposit to cover minimum return payment shortfalls, if any. Under this agreement, this security deposit may be replenished and increased up to $64,700 from a share of hotel cash flows in excess of the minimum returns due to us. Marriott’s base and incentive management fees are only earned after we receive our minimum returns. During the nine months ended September 30, 2019, our available security deposit was replenished by $3,910 from a share of hotel cash flows in excess of the minimum returns due to us during the period. The available balance of this security deposit was $36,621 as of September 30, 2019. Pursuant to our Marriott No. 234 agreement, Marriott has also provided us with a limited guaranty which expires in 2019 for shortfalls up to 90% of our minimum returns, if and after the available security deposit has been depleted. The available balance of the guaranty was $30,672 as of September 30, 2019.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

We funded $18,600 and $6,355 for capital improvements to certain of the hotels included in our Marriott No. 234 agreement during the nine months ended September 30, 2019 and 2018, respectively, which resulted in increases in our contractual annual minimum returns of $1,674 and $572, respectively.
Marriott No. 5 agreement. We lease one hotel in Kauai, HI to Marriott which requires that, as of September 30, 2019, we are paid annual minimum rents of $10,518. This lease is guaranteed by Marriott and we realized $2,630 and $2,580 of rent for this hotel during the three months ended September 30, 2019 and 2018, respectively, and $7,889 and $7,740 during the nine months ended September 30, 2019 and 2018, respectively. The guaranty provided by Marriott with respect to this leased hotel is unlimited. Marriott has four renewal options for 15 years each. On August 31, 2016, Marriott notified us that it will not exercise its renewal option at the expiration of the current lease term ending on December 31, 2019.
IHG agreement. Our IHG agreement provides that, as of September 30, 2019, we are to be paid annual minimum returns and rents of $207,411. We realized minimum returns and rents of $51,853 and $47,630 during the three months ended September 30, 2019 and 2018, respectively, and $153,053 and $142,316 during the nine months ended September 30, 2019 and 2018, respectively, under this agreement. We also realized additional returns under this agreement of $6,653 and $8,373 during the three and nine months ended September 30, 2018 from our share of hotel cash flows in excess of the minimum returns and rents due to us for that period. We did not realize any additional returns during either the three or nine months ended September 30, 2019.
Pursuant to our IHG agreement, IHG has provided us with a security deposit to cover minimum payment shortfalls, if any. Under this agreement, IHG is required to maintain a minimum security deposit of $37,000 and this security deposit may be replenished and increased up to $100,000 from a share of future cash flows from the hotels in excess of our minimum returns and rents. During the nine months ended September 30, 2019, we reduced the available security deposit by $14,259 to cover shortfalls in hotel cash flows available to pay the minimum returns and rents due to us for the period. The available balance of this security deposit was $85,741 as of September 30, 2019.
We did not fund any capital improvements to our IHG hotels during each of the nine months ended September 30, 2019 and 2018.
Sonesta agreement. As of September 30, 2019, Sonesta managed 12 of our full service hotels and 39 of our limited service hotels pursuant to management agreements for each of the hotels, which we refer to collectively as our Sonesta agreement, and a pooling agreement, which combines those management agreements for purposes of calculating gross revenues, payment of hotel operating expenses, payment of fees and distributions and minimum returns due to us.
Our Sonesta agreement provides that we are paid a fixed annual minimum return equal to 8% of our invested capital, as defined therein, if gross revenues of the hotels, after payment of hotel operating expenses and management and related fees (other than Sonesta’s incentive fee, if applicable), are sufficient to do so. Our fixed annual minimum return under our Sonesta agreement was $131,229 as of September 30, 2019. Our Sonesta agreement further provides that we are paid an additional return based upon operating profits, as defined therein, after payment of Sonesta’s incentive fee, if applicable. We realized returns of $15,629 and $21,732 during the three months ended September 30, 2019 and 2018, respectively, and $57,794 and $61,606 during the nine months ended September 30, 2019, and 2018, respectively, under our Sonesta agreement. We do not have any security deposits or guarantees for our Sonesta hotels. Accordingly, the returns we receive from our Sonesta hotels are limited to the hotels’ available cash flows after payment of operating expenses, including management and related fees.
Pursuant to our Sonesta agreement, we incurred management, reservation and system fees and reimbursement costs for certain guest loyalty, marketing program and third party reservation transmission fees of $9,313 and $9,437 for the three months ended September 30, 2019 and 2018, respectively, and $28,016 and $26,245 for the nine months ended September 30, 2019 and 2018, respectively. In addition, we incurred procurement and construction supervision fees of $928 and $713 for the three months ended September 30, 2019 and 2018, respectively, and $1,914 and $1,907 for the nine months ended September 30, 2019 and 2018, respectively, pursuant to our Sonesta agreement. These amounts are included in hotel operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.
Our Sonesta agreement does not require FF&E escrow deposits, but does require us to fund capital expenditures at our Sonesta hotels. We funded $67,495 and $64,032 for renovations and other capital improvements to certain hotels included in our Sonesta agreement during the nine months ended September 30, 2019 and 2018, respectively, which resulted in increases in our contractual annual minimum returns of $4,140 and $3,948, respectively. The annual minimum returns due to us under our Sonesta agreement increase by 8% of the capital expenditure amounts we fund in excess of threshold amounts, as defined

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

therein. We owed Sonesta $14,879 and $6,735 for capital expenditure and other reimbursements at September 30, 2019 and 2018, respectively. Amounts due from Sonesta are included in due from related persons and amounts owed to Sonesta are included in due to related persons in our condensed consolidated balance sheets.
See Note 10 for further information regarding our relationship, agreements and transactions with Sonesta.
Wyndham agreements. Our management agreement with Wyndham for 22 hotels, or our Wyndham agreement, provides that, as of September 30, 2019, we are to be paid annual minimum returns of $27,973. Pursuant to our Wyndham agreement, Wyndham has provided us with a guaranty, which was limited to $35,656, subject to an annual payment limit of $17,828, and expires on July 28, 2020. This guaranty was depleted during 2017 and remained depleted as of September 30, 2019. This guaranty may be replenished from a share of future cash flows from these hotels in excess of our minimum returns. To avoid default, Wyndham was required to pay 85% of the minimum returns due to us. We realized returns of $5,944 and $5,869 during the three months ended September 30, 2019 and 2018, respectively, and $17,780 and $17,588 during the nine months ended September 30, 2019 and 2018, respectively, which represents 85% of the minimum returns due for the period, under this agreement.
Our Wyndham agreement requires FF&E escrow deposits equal to 5% of total hotel sales for all hotels included in the agreement subject to available cash flows after payment of our minimum return. No FF&E escrow deposits were made during the nine months ended September 30, 2019. We funded $2,283 and $1,449 for capital improvements to certain of the hotels included in our Wyndham agreement during the nine months ended September 30, 2019 and 2018, respectively, which resulted in increases in our contractual annual minimum returns of $183 and $116, respectively.
In October 2019, we amended our agreement with Wyndham whereby the term of the management agreement will expire on September 30, 2020 unless sooner terminated with respect to any hotels that are sold or rebranded. Under the amendment, Wyndham will pay us all cash flows of the hotels after payment of hotel operating costs. Wyndham will not be entitled to any base management fees for the remainder of the agreement term.
We lease 48 vacation units in one of our hotels to a subsidiary of Wyndham Destinations, Inc. (NYSE: WYND), or Destinations, which requires that, as of September 30, 2019, we are paid annual minimum rents of $1,493. The guaranty provided by Destinations with respect to the Destinations lease for part of one hotel is unlimited. We recognized the contractual rents of $454 during both the three months ended September 30, 2019 and 2018 and $1,361 during each of the nine months ended September 30, 2019 and 2018 under our Destinations lease agreement. Rental income for the three months ended September 30, 2019 and 2018 for this lease includes $80 and $91, respectively, and $241 and $273 for the nine months ended September 30, 2019 and 2018, respectively, of adjustments necessary to record rent on a straight line basis.
On November 1, 2019, we rebranded two full-service hotels previously managed by Wyndham (Chicago, IL and Irvine, CA) to the Sonesta brands under a short term agreement with Sonesta that expires on December 31, 2020. We have amended the lease of the 48 vacation units at the Chicago hotel to Destinations so the term of the lease expires on March 31, 2020, at which time Destinations will vacate the leased space.
Hyatt agreement. Our management agreement with Hyatt for 22 hotels, or our Hyatt agreement, provides that, as of September 30, 2019, we are to be paid an annual minimum return of $22,037. We realized minimum returns of $5,509 during each of the three months ended September 30, 2019 and 2018 and minimum returns of $16,528 during each of the nine months ended September 30, 2019 and 2018 under this agreement. Pursuant to our Hyatt agreement, Hyatt has provided us with a guaranty, which is limited to $50,000. During the nine months ended September 30, 2019, the hotels under this agreement generated cash flows that were less than the minimum returns due to us for the period, and Hyatt made $569 of guaranty payments to cover the shortfall. The available balance of the guaranty was $21,346 as of September 30, 2019.
Radisson agreement. Our management agreement with Radisson for nine hotels, or our Radisson agreement, provides that, as of September 30, 2019, we are to be paid an annual minimum return of $20,442. We realized minimum returns of $5,099 and $4,730 during the three months ended September 30, 2019 and 2018, respectively, and $14,945 and $11,453 during the nine months ended September 30, 2019 and 2018, respectively, under this agreement. Pursuant to our Radisson agreement, Radisson has provided us with a limited guaranty which, as a result of capital improvement amounts funded by us during the nine months ended September 30, 2019, as described below, was increased $1,523 to a total of $47,523. During the nine months ended September 30, 2019, the hotels under this agreement generated cash flows that were less than the minimum returns due to us for the period, and Radisson made $93 of guaranty payments to cover the shortfall. The available balance of the guaranty was $42,466 as of September 30, 2019.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

We funded $19,034 for capital improvements at certain of the hotels included in our Radisson agreement during the nine months ended September 30, 2019, which resulted in increases in our contractual annual minimum returns of $1,523. We did not fund any capital improvements to the hotels included in our Radisson agreement during the nine months ended September 30, 2018.
Net lease portfolio
As of September 30, 2019, we owned 946 net lease service-oriented retail properties with 17.6 million square feet with annual minimum rent of $418,635 with a weighted (by annual minimum rents) average lease term of 11.3 years. The portfolio was 98% leased by 279 tenants operating under 163 brands in 23 distinct industries. As of September 30, 2019, 148 properties we acquired in the SMTA Transaction with 3.2 million square feet with annual minimum rent of $43,081 and a carrying value of $604,989 were classified as held for sale.
TA Leases
In January 2019, we entered agreements with TA, pursuant to which:

•	In January 2019, we sold to TA 20 travel center properties, which TA previously leased from us, for a total purchase price of $308,200.

•	Upon completing these sales, these travel center properties were removed from the TA leases and TA’s annual minimum rent payable to us decreased by $43,148.

•
Commencing on April 1, 2019, TA paid us the first of 16 quarterly installments of approximately $4,400 each (an aggregate of $70,458) to fully satisfy and discharge its $150,000 deferred rent obligation to us that otherwise would have become due in five installments between 2024 and 2030. TA paid to us $4,400 and $8,800 in respect of such obligation for the three and nine months ended September 30, 2019, respectively.

•
Commencing with the year ending December 31, 2020, TA will be obligated to pay to us an additional amount of percentage rent equal to one-half percent (0.5%) of the excess of its annual non-fuel revenues at leased sites over the non-fuel revenues for each respective site for the year ending December 31, 2019.

•	The term of each TA lease was extended by three years.

•	Certain of the travel center properties that we did not sell to TA and that TA continued to lease from us were reallocated among the TA leases.
See Note 7 for further information regarding the effects of certain of our property dispositions on our leases with TA.
TA is our largest tenant. As of September 30, 2019, we leased to TA a total of 179 travel centers under five leases that expire between 2029 and 2035 and require annual minimum returns of $246,088 which represents approximately 24.1% of our total annual minimum rents as of September 30, 2019.
We recognized rental income from TA of $62,537 and $74,797 for the three months ended September 30, 2019 and 2018, respectively, and $188,227 and $223,458 for the nine months ended September 30, 2019 and 2018, respectively. We reduced rental income by $3,390 and $7,880 for the three and nine months ended September 30, 2019, respectively, and increased rental income by $3,037 and $9,066 for the three and nine months ended September 30, 2018, respectively, to record the deferred rent obligations under our TA leases and the estimated future payments to us by TA for the cost of removing underground storage tanks on a straight line basis. As of September 30, 2019 and December 31, 2018, we had receivables for current rent amounts owed to us by TA and straight line rent adjustments of $72,587 and $91,212, respectively. These amounts are included in due from related persons in our condensed consolidated balance sheets.
On October 14, 2019, we and TA amended the five TA Leases, pursuant to which, among other things, certain of the 179 travel center properties that we lease to TA were reallocated among the TA Leases. As part of these amendments, we removed TA’s outstanding deferred rent obligations from the lease we refer to as our TA Lease No. 5 agreement for 35 travel centers, which expires in June 2035, and reallocated that amount to our other four TA leases. These amendments were entered into as part of our exploration of possible secured debt and joint venture financing with respect to the 35 properties subject to this lease.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Our TA leases do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components.
Under our TA leases, TA may request that we fund capital improvements in return for increases in TA’s annual minimum rent equal to 8.5% of the amounts funded. We did not fund any capital improvements to our properties that we leased to TA during the nine months ended September 30, 2019. We funded $44,653 of capital improvements to our properties that we leased to TA for the nine months ended September 30, 2018. As a result, TA’s annual minimum rent payable to us increased by $3,795.
In addition to the rental income that we recognized during the three months ended September 30, 2019 and 2018 as described above, our TA leases require TA to pay us percentage rent based upon increases in certain sales. We determine percentage rent due under our TA leases annually and recognize any resulting amount as rental income when all contingencies are met. We had aggregate deferred percentage rent under our TA leases of $1,020 and $934 for the three months ended September 30, 2019 and 2018, respectively, and $3,047 and $2,630 for the nine months ended September 30, 2019 and 2018, respectively.
See Note 10 for further information regarding our relationship with TA.
Other net lease agreements
We recognized rental income from the net lease properties we acquired under the SMTA Transaction of $5,485 for both the three and nine months ended September 30, 2019. We increased rental income by $258 for the three and nine months ended September 30, 2019 to record scheduled rent changes under certain of our leases on a straight line basis.
Additional lease information (as lessor). As of September 30, 2019, our leases with parties other than our TRSs provide for contractual minimum rents to be paid to us during the remaining current terms as follows:

2019	$184,600
2020	440,093
2021	436,348
2022	428,645
2023	412,430
Thereafter	3,260,594
Total	$5,162,710

Additional lease information (as lessee). As of January 1, 2019, 14 of our hotels and one of our net lease portfolio locations were subject to ground leases where we are the lessee. In addition, our hotel operators enter various leases on our behalf in the normal course of business at our hotels, or our hotel operating leases. We calculated right of use assets and lease liabilities as the present value of the remaining lease payment obligations for our operating leases, which include the ground leases and hotel operating leases, over the remaining lease term using our estimated incremental borrowing rate. The right of use assets and related lease liabilities are included within other assets, net and accounts payable and other liabilities, respectively, in our condensed consolidated balance sheets.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

At September 30, 2019, our right of use assets and related lease liabilities totaled $75,746 and $76,224, respectively, which represented our future obligations under our operating lease agreements. Our operating leases require minimum fixed rent payments, percentage rent payments based on a percentage of hotel revenues in excess of certain thresholds, or rent payments equal to the greater of a minimum fixed rent or percentage rent. Rental expense related to our operating leases of $3,601 and $10,594 for the three and nine months ended September 30, 2019, respectively, is included in hotel operating expenses within our condensed consolidated statements of comprehensive income. As of September 30, 2019, our operating leases provide for contractual minimum rent payments to third parties during the remaining lease terms, as follows:

2019	$1,841
2020	6,910
2021	6,229
2022	5,691
2023	5,564
Thereafter	145,374
Total lease payments	171,609
Less: imputed interest	(95,385)
Present value of lease liabilities (1)	$76,224

(1)
The weighted average discount rate used to calculate the lease liability and the weighted average remaining term for our ground leases (assuming all extension options) and our hotel operating leases are approximately 5.45% and 31 years (range of 12 to 68 years) and 5.47% and 30 years (range of 1 month to 54 years), respectively.

As of September 30, 2019, 15 of our net lease properties are on land we leased partially or entirely from unrelated third parties. We are not required to record right of use assets and lease liabilities for these properties as we are not the primary obligor under the leases. The average remaining term of these 15 ground leases was 14 years (range of two to 31 years) with rents averaging $419 per year.
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
Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $19,631 and $9,216 less than the minimum returns due to us for the three months ended September 30, 2019 and 2018, respectively, and $54,112 and $31,030 less than the minimum returns due to us for the nine months ended September 30, 2019 and 2018, respectively. When managers of these hotels are required to fund the shortfalls under the terms of our management agreements or their guarantees, we reflect such fundings (including security deposit applications) in our condensed consolidated statements of comprehensive income as a reduction of hotel operating expenses. We reduced hotel operating expenses by $3,630 and $299 for the three months ended September 30, 2019 and 2018, respectively, and $17,166 and $2,377 for the nine months ended September 30, 2019 and 2018, respectively. We had shortfalls at certain of our managed hotel portfolios not funded by the managers of these hotels under the terms of our management agreements of $17,758 and $9,818 for the three months ended September 30, 2019 and 2018, respectively, and $41,555 and $28,653 for the nine months ended September 30, 2019 and 2018, respectively, which represent the unguaranteed portions of our minimum returns from our Sonesta and Wyndham agreements.
Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $9,076 and $21,321 more than the minimum returns due to us for the three months ended September 30, 2019 and 2018, respectively, and $16,966 and $47,901 more than the minimum returns due to us for the nine months ended September 30, 2019 and 2018, respectively. Certain of our guarantees and our security deposits may be replenished by a share of future cash flows from the applicable hotel

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

operations in excess of the minimum returns due to us pursuant to the terms of the respective agreements. When our guarantees and security deposits are replenished by cash flows from hotel operations, we reflect such replenishments in our condensed consolidated statements of comprehensive income as an increase to hotel operating expenses. We had $3,631 and $5,204 of guaranty and security deposit replenishments for the three months ended September 30, 2019 and 2018, respectively, and $3,910 and $14,299 of guaranty and security deposit replenishments for the nine months ended September 30, 2019 and 2018, respectively.
Note 9. Business and Property Management Agreements with RMR LLC
We have no employees. The personnel and various services we require to operate our business are provided to us by RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally; and (2) a property management agreement, which currently relates to our property level operations of the office building component of one of our hotels for the periods presented and, beginning on September 20, 2019, also includes the 767 properties we acquired pursuant to the SMTA Transaction.
Pursuant to our business management agreement, we recognized net business management fees of $9,919 and $10,430 for the three months ended September 30, 2019 and 2018, respectively, and $29,307 and $30,048 for the nine months ended September 30, 2019 and 2018, respectively. Based on our common share total return, as defined in our business management agreement, as of September 30, 2019, no incentive fees are included in the net business management fees we recognized for the three and nine months ended September 30, 2019. The actual amount of annual incentive fees for 2019, if any, will be based on our common share total return, as defined in our business management agreement, for the three year period ending December 31, 2019, and will be payable in 2020. The net business management fees we recognized for the three and nine months ended September 30, 2018 did not include any estimated incentive fees. In January 2019, we paid RMR LLC an incentive fee of $53,635 for 2018. We include business management fee amounts in general and administrative expenses in our condensed consolidated statements of comprehensive income.
Pursuant to our property management agreement with RMR LLC, we recognized property management fees of $163 and $18 for the three months ended September 30, 2019 and 2018, respectively, and $201 and $43 for the nine months ended September 30, 2019 and 2018, respectively. These amounts are included in other operating expenses in our condensed consolidated statements of comprehensive income.
We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. We are generally not responsible for payment of RMR LLC’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC employees assigned to work exclusively or partly at the properties that are subject to the property management agreement, our share of the wages, benefits and other related costs of RMR LLC’s centralized accounting personnel, our share of RMR LLC’s costs for providing our internal audit function, and as otherwise agreed. We reimbursed RMR LLC $136 and $106 for these expenses and costs for the three months ended September 30, 2019 and 2018, respectively, and $478 and $340 for the nine months ended September 30, 2019 and 2018, respectively. We included these amounts in other operating expenses and selling, general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income.

Note 10. Related Person Transactions
We have relationships and historical and continuing transactions with TA, Sonesta, RMR LLC, The RMR Group Inc., or RMR Inc., AIC and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers.
TA. TA is our largest tenant and property operator, leasing 26.6% of our gross carrying value of real estate properties as of September 30, 2019. We lease 179 of our travel centers to TA under the TA leases. We are also TA’s largest shareholder; as of September 30, 2019, we owned 684,000 common shares of TA, representing approximately 8.5% of TA’s outstanding common shares. RMR LLC provides management services to both us and TA, and Adam D. Portnoy, the Chair of our Board of Trustees and one of our Managing Trustees, also serves as the chair of the board of directors and as a managing director of TA. As of September 30, 2019, RMR LLC owned 298,538 common shares of TA, representing approximately 3.7% of TA’s outstanding common shares. Share amounts as of September 30, 2019 reflect a one-for-five reverse stock split completed by TA on August 1, 2019. See Note 8 for further information regarding our relationships, agreements and transactions with TA and Note 13 for further information regarding our investment in TA.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Sonesta. Sonesta is a private company owned in part by Adam Portnoy. Mr. Portnoy, our other Managing Trustee, President and Chief Executive Officer, and our Secretary are directors of Sonesta. As of September 30, 2019, Sonesta managed 51 of our hotels pursuant to management and pooling agreements. See Note 8 for further information regarding our relationships, agreements and transactions with Sonesta.

Our Manager, RMR LLC. We have two agreements with RMR LLC to provide management services to us. See Note 9 for further information regarding our management agreements with RMR LLC.
See Note 5 for information relating to the annual share awards we made in September 2019 to our officers and certain other employees of RMR LLC and common shares we purchased from our current and former officers and certain other employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares to them. We include amounts recognized as expense for share awards to RMR LLC employees in general and administrative expenses in our condensed consolidated statements of comprehensive income.
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
On July 1, 2019, we sold all the shares of class A common stock of RMR Inc. that we owned in an underwritten public offering at a price to the public of $40.00 per share pursuant to an underwriting agreement among us, RMR Inc., certain other REITs managed by RMR LLC that also sold their class A common stock of RMR Inc. in the offering, and the underwriters named therein. We received net proceeds of $93,568 from this sale, after deducting the underwriting discounts, commissions and other costs.
AIC. We, ABP Trust, TA and four other companies to which RMR LLC provides management services currently own AIC, an Indiana insurance company, in equal amounts. We and the other AIC shareholders historically participated in a combined property insurance program arranged and reinsured in part by AIC. The policies under that program expired on September 30, 2019, and we and the other AIC shareholders elected not to renew the AIC property insurance program; we have instead purchased standalone property insurance coverage with unrelated third party insurance providers.
As of September 30, 2019 and December 31, 2018, our investment in AIC had a carrying value of $9,347 and $8,639, respectively. These amounts are included in other assets in our condensed consolidated balance sheets. We recognized income of $83 and $830 for the three months ended September 30, 2019 and 2018, respectively, and $617 and $881 for the nine months ended September 30, 2019 and 2018, respectively, related to our investment in AIC, which amounts are presented as equity in earnings of an investee in our condensed consolidated statements of comprehensive income. Our other comprehensive income (loss) includes our proportionate part of unrealized gains (losses) on fixed income securities that are owned by AIC related to our investment in AIC.
AIC is in the process of dissolving. In connection with its dissolution, we expect to receive a capital distribution in the fourth quarter of 2019.
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

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

operations of our TRSs and certain state and foreign income taxes incurred by us despite our qualification for taxation as a REIT.
During the three and nine months ended September 30, 2019, we recognized income tax expense of $467 and $1,266, respectively, which includes $229 and $447, respectively of foreign taxes and $238 and $819, respectively of state taxes. During the three and nine months ended September 30, 2018, we recognized income tax expense of $707 and $1,949, respectively, which includes $291 and $631, respectively, of foreign taxes and $416 and $1,318, respectively, of state taxes.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 12. Segment Information
We aggregate our hotels and net lease portfolio into two reportable segments, hotel investments and net lease investments (previously named travel centers), based on their similar operating and economic characteristics.

	For the Three Months Ended September 30, 2019
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$525,290	$—	$—	$525,290
Rental income	5,565	68,054	—	73,619
FF&E reserve income	863	—	—	863
Total revenues	531,718	68,054	—	599,772

Expenses:
Hotel operating expenses	377,895	—	—	377,895
Other operating expenses	369	1,338	—	1,707
Depreciation and amortization	66,929	36,231	—	103,160
General and administrative	—	—	12,464	12,464
Total expenses	445,193	37,569	12,464	495,226

Dividend income	—	—	—	—
Unrealized losses on equity securities	—	—	(3,950)	(3,950)
Interest income	177	—	511	688
Interest expense	—	—	(52,375)	(52,375)
Loss on early extinguishment of debt	—	—	(8,451)	(8,451)
Income (loss) before income taxes and equity in earnings of an investee	86,702	30,485	(76,729)	40,458
Income tax expense	—	—	(467)	(467)
Equity in earnings of an investee	—	—	83	83
Net income (loss)	$86,702	$30,485	$(77,113)	$40,074

	For the Nine Months Ended September 30, 2019
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$1,521,368	$—	$—	$1,521,368
Rental income	16,700	193,809	—	210,509
FF&E reserve income	3,365	—	—	3,365
Total revenues	1,541,433	193,809	—	1,735,242

Expenses:
Hotel operating expenses	1,076,011	—	—	1,076,011
Other operating expenses	1,101	3,318	—	4,419
Depreciation and amortization	200,533	101,188	—	301,721
General and administrative	—	—	36,906	36,906
Total expenses	1,277,645	104,506	36,906	1,419,057

Gain on sale of real estate	—	159,535	—	159,535
Dividend income	—	—	1,752	1,752
Unrealized losses on equity securities	—	—	(43,761)	(43,761)
Interest income	603	—	1,171	1,774
Interest expense	—	—	(151,742)	(151,742)
Loss on early extinguishment of debt	—	—	(8,451)	(8,451)
Income (loss) before income taxes and equity in earnings of an investee	264,391	248,838	(237,937)	275,292
Income tax expense	—	—	(1,266)	(1,266)
Equity in earnings of an investee	—	—	617	617
Net income (loss)	$264,391	$248,838	$(238,586)	$274,643

	As of September 30, 2019
	Hotels	Net Lease	Corporate	Consolidated
Total assets	$4,823,114	$4,642,072	$50,317	$9,515,503

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

	For the Three Months Ended September 30, 2018
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$520,618	$—	$—	$520,618
Rental income	6,404	74,918	—	81,322
FF&E reserve income	1,213	—	—	1,213
Total revenues	528,235	74,918	—	603,153

Expenses:
Hotel operating expenses	365,526	—	—	365,526
Other operating expenses	427	1,041	—	1,468
Depreciation and amortization	64,415	36,592	—	101,007
General and administrative	—	—	13,425	13,425
Total expenses	430,368	37,633	13,425	481,426

Dividend income	—	—	626	626
Unrealized gains and losses on equity securities, net	—	—	43,453	43,453
Interest income	314	—	164	478
Interest expense	—	—	(49,308)	(49,308)
Loss on early extinguishment of debt	—	—	—	—
Income (loss) before income taxes and equity in earnings of an investee	98,181	37,285	(18,490)	116,976
Income tax expense	—	—	(707)	(707)
Equity in earnings of an investee	—	—	830	830
Net income (loss)	$98,181	$37,285	$(18,367)	$117,099

	For the Nine Months Ended September 30, 2018
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$1,494,283	$—	$—	$1,494,283
Rental income	21,827	223,716	—	245,543
FF&E reserve income	3,911	—	—	3,911
Total revenues	1,520,021	223,716	—	1,743,737

Expenses:
Hotel operating expenses	1,052,121	—	—	1,052,121
Other operating expenses	1,231	2,705	—	3,936
Depreciation and amortization	189,814	110,494	—	300,308
General and administrative	—	—	38,280	38,280
Total expenses	1,243,166	113,199	38,280	1,394,645

Dividend income	—	—	1,878	1,878
Unrealized gains and losses on equity securities, net	—	—	89,348	89,348
Interest income	717	—	376	1,093
Interest expense	—	—	(145,589)	(145,589)
Loss on early extinguishment of debt	—	—	(160)	(160)
Income (loss) before income taxes and equity in earnings of an investee	277,572	110,517	(92,427)	295,662
Income tax expense	—	—	(1,949)	(1,949)
Equity in earnings of an investee	—	—	881	881
Net income (loss)	$277,572	$110,517	$(93,495)	$294,594

	As of December 31, 2018
	Hotels	Net Lease	Corporate	Consolidated
Total assets	$4,586,709	$2,398,118	$192,252	$7,177,079

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 13. Fair Value of Assets and Liabilities
The table below presents certain of our assets and liabilities carried at fair value at September 30, 2019, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset or liability.

		Fair Value at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Carrying Value at	Identical Assets	Observable Inputs	Unobservable Inputs
Description	September 30, 2019	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurement Assets:
Investment in TA (1)	$8,430	$8,430	$—	$—
Non-recurring Fair Value Measurement Assets:
Assets of properties held for sale (2)	$607,636	$—	$518,300	$89,336

(1)
Our 684,000 common shares of TA, which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs). Our historical cost basis for these shares is $17,407 as of September 30, 2019. During the three and nine months ended September 30, 2019, we recorded unrealized losses of $3,950 and $4,429, respectively, and during the three and nine months ended September 30, 2018, we recorded unrealized gains of $7,524 and $5,472, respectively, to adjust the carrying value of our investment in TA shares to its fair value.

(2)
As of September 30, 2019, we owned 148 net lease properties located in 26 states classified as held for sale of $604,989, which is net of estimated costs to sell of $2,647. We have recorded 136 of these properties at their estimated fair value of $518,300 based on negotiated selling prices with third party buyers (Level 2 inputs as defined in the fair value hierarchy under GAAP). The remaining 12 of these properties are recorded at their estimated fair value of $89,336 based on information derived from third party appraisals (Level 3 inputs as defined in the fair value hierarchy under GAAP).

In addition to the investment securities included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, revolving credit facility, term loan, senior notes and security deposits. At September 30, 2019 and December 31, 2018, the fair values of these additional financial instruments approximated their carrying values in our condensed consolidated balance sheets due to their short term nature or floating interest rates, except as follows:

	September 30, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Value (1)	Value	Value (1)	Value
Senior Unsecured Notes, due 2021 at 4.25%	$398,019	$405,594	$396,938	$404,582
Senior Unsecured Notes, due 2022 at 5.00%	496,518	524,058	495,609	510,658
Senior Unsecured Notes, due 2023 at 4.50%	499,391	515,003	499,268	503,295
Senior Unsecured Notes, due 2024 at 4.65%	348,193	360,395	347,890	349,741
Senior Unsecured Notes, due 2024 at 4.35%	817,713	836,026	—	—
Senior Unsecured Notes, due 2025 at 4.50%	346,259	355,420	345,743	341,114
Senior Unsecured Notes, due 2026 at 5.25%	342,801	363,979	341,955	354,060
Senior Unsecured Notes, due 2026 at 4.75%	445,756	453,076	—	—
Senior Unsecured Notes, due 2027 at 4.95%	394,460	406,718	393,893	391,660
Senior Unsecured Notes, due 2028 at 3.95%	390,472	379,724	389,610	361,232
Senior Unsecured Notes, due 2029 at 4.95%	417,112	406,604	—	—
Senior Unsecured Notes, due 2030 at 4.375%	388,239	383,118	387,389	367,110
Total financial liabilities	$5,284,933	$5,389,715	$3,598,295	$3,583,452

(1)	Carrying value includes unamortized discounts and premiums and issuance costs.
At September 30, 2019 and December 31, 2018, we estimated the fair values of our senior notes using an average of the bid and ask price of our then outstanding issuances of senior notes (Level 2 inputs).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2018 Annual Report.
Overview (dollar amounts in thousands, except share amounts and per-room hotel data)
We are a REIT organized under the laws of the State of Maryland. As of September 30, 2019, we owned 1,274 properties in 48 states, the District of Columbia, Canada and Puerto Rico.
On September 20, 2019, we completed the SMTA Transaction as a result of which, we acquired 767 properties with 12.4 million rentable square feet for an aggregate transaction value of $2,482,382. The portfolio consists of 767 service-oriented retail properties net leased to tenants in 23 distinct industries and 163 brands that include quick service and casual dining restaurants, movie theaters, health and fitness, automotive parts and services and other service-oriented and necessity-based industries across 45 states.
Management agreements and leases. At September 30, 2019, we owned 328 hotels operated under eight agreements. We leased 326 of these hotels to our wholly owned TRSs that are managed by hotel operating companies, and the two remaining hotels are leased to hotel operating companies. We own 946 service-oriented properties with 279 tenants subject to “triple net” leases, where the tenants are generally responsible for the payment of operating expenses and capital expenditures. Our condensed consolidated statements of comprehensive income include hotel operating revenues and hotel operating expenses from our managed hotels and rental income and other operating expenses from our leased hotels and net lease properties.
Many of our operating agreements and net leases contain security features, such as guarantees and security deposits, which are intended to protect minimum returns and rents due to us in accordance with our agreements regardless of property performance. However, the effectiveness of various security features to provide us uninterrupted receipt of minimum returns and rents is not assured, especially if economic conditions generally decline for a prolonged period. Also, certain of the guarantees that we hold are limited in amount and duration and do not provide for payment of the entire amount of the applicable minimum returns. If our tenants, managers or guarantors do not earn or pay the minimum returns and rents due to us, our cash flows will decline and we may be unable to repay our debt, fund our debt service obligations, pay distributions to our shareholders or the amounts of our distributions may decline.
Hotel Portfolio
Comparable hotels data. We present revenue per available room, or RevPAR, average daily rate, or ADR, and occupancy for the periods presented on a comparable basis to facilitate comparisons between periods. We generally define comparable hotels as those that were owned by us and were open and operating for the entire periods being compared. For the three months ended September 30, 2019 and 2018, we excluded six hotels from our comparable results. Three of these hotels were not owned for the entire periods and three were closed for major renovations during part of the periods presented. For the nine months ended September 30, 2019 and 2018, we excluded eight hotels from our comparable results. Five of these hotels were not owned for the entire periods and three were closed for major renovations during part of the periods presented.
Hotel operations. During the three and nine months ended September 30, 2019, the U.S. hotel industry generally realized increases in ADR and RevPAR and declines in occupancy compared to the same period in 2018. During the three months ended September 30, 2019, our 322 comparable hotels that we owned continuously since July 1, 2018 produced aggregate year over year decreases in ADR, occupancy and RevPAR. During the nine months ended September 30, 2019, our 320 comparable hotels that we owned continuously since January 1, 2018 produced aggregate year over year decreases in ADR, occupancy and RevPAR. We believe these results are, in part, due to the disruption and displacement at certain of our hotels undergoing renovations, increased competition from new hotel room supply in certain markets and decreased business activity in areas where some of our hotels are located.
For the three months ended September 30, 2019 compared to the same period in 2018 for our 322 comparable hotels: ADR decreased 1.6% to $126.80; occupancy increased 1.0 percentage point to 77.9%; and RevPAR decreased 0.3% to $98.78.
For the three months ended September 30, 2019 compared to the same period in 2018 for all our 328 hotels: ADR decreased 2.2% to $127.82; occupancy remained unchanged at 77.0%; and RevPAR decreased 2.2% to $98.42.
For the nine months ended September 30, 2019 compared to the same period in 2018 for our 320 comparable hotels: ADR decreased 0.7% to $127.39; occupancy decreased 0.9 percentage points to 74.2%; and RevPAR decreased 1.9% to $94.52.

For the nine months ended September 30, 2019 compared to the same period in 2018 for all our 328 hotels: ADR decreased 0.9% to $129.91; occupancy decreased 1.2 percentage points to 73.9%; and RevPAR decreased 2.5% to $96.00.
Net Lease Portfolio. As of September 30, 2019, we owned 946 net lease service-oriented retail properties with 17.6 million square feet and annual minimum rent of $418,635, which represented approximately 41% of our total annual minimum returns and rents. Our net lease portfolio was 98% occupied as of September 30, 2019, by 279 tenants with a weighted (by annual minimum rent) lease term of 11.3 years, operating under 163 brands in 23 distinct industries. TA is our largest tenant. As of September 30, 2019, we leased 179 travel centers to TA under five leases that expire between 2029 and 2035 and require annual minimum rents of $246,088 which represents 24.1% of our consolidated annual minimum rents and returns.
Additional details of our hotel operating agreements and our net lease agreements are set forth in Notes 8 and 10 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the table and notes thereto on pages 38 through 45 below.
Results of Operations (dollar amounts in thousands, except share amounts)
Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

	For the Three Months Ended September 30,
			Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$525,290	$520,618	$4,672	0.9%
Rental income - hotels	5,565	6,404	(839)	(13.1)%
Rental income - net lease portfolio	68,054	74,918	(6,864)	(9.2)%
Total rental income	73,619	81,322	(7,703)	(9.5)%
FF&E reserve income	863	1,213	(350)	(28.9)%

Expenses:
Hotel operating expenses	377,895	365,526	12,369	3.4%
Other operating expenses	1,707	1,468	239	16.3%
Depreciation and amortization - hotels	66,929	64,415	2,514	3.9%
Depreciation and amortization - net lease portfolio	36,231	36,592	(361)	(1.0)%
Total depreciation and amortization	103,160	101,007	2,153	2.1%
General and administrative	12,464	13,425	(961)	(7.2)%

Dividend income	—	626	(626)	(100.0)%
Unrealized gains (losses) on equity securities, net	(3,950)	43,453	(47,403)	n/m
Interest income	688	478	210	43.9%
Interest expense	(52,375)	(49,308)	(3,067)	6.2%
Loss on early extinguishment of debt	(8,451)	—	(8,451)	n/m
Income before income taxes and equity earnings of an investee	40,458	116,976	(76,518)	(65.4)%
Income tax expense	(467)	(707)	240	(33.9)%
Equity in earnings of an investee	83	830	(747)	(90.0)%
Net income	$40,074	$117,099	$(77,025)	(65.8)%

Weighted average shares outstanding (basic)	164,321	164,232	89	0.1%
Weighted average shares outstanding (diluted)	164,348	164,274	74	n/m

Net income per common share (basic and diluted)	$0.24	$0.71	$(0.47)	(66.2)%
References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended September 30, 2019, compared to the three months ended September 30, 2018.
Hotel operating revenues. The increase in hotel operating revenues is a result of increased revenues at certain of our managed hotels due to increases in ADR and higher occupancies ($18,683) and our hotel acquisitions since July 1, 2018

($9,538), partially offset by decreased revenues at certain of our managed hotels primarily as a result of lower occupancies ($13,347) and decreased revenues at certain of our other managed hotels undergoing renovations during all or part of the 2019 period resulting primarily from lower occupancies ($10,202). Additional operating statistics of our hotels are included in the table on page 39.
Rental income - hotels. The decrease in rental income – hotels is primarily the result of a previously deferred gain from a historical lease default becoming fully amortized in 2018 ($888), partially offset by contractual rent increases under certain of our hotel leases ($49). Rental income - hotels for the 2019 and 2018 periods includes $85 and $100, respectively, of adjustments to record rent on a straight line basis.
Rental income - net lease portfolio. The decrease in rental income - net lease portfolio is a result of the sale of 20 travel centers to TA and our lease amendments with TA in January 2019 ($12,349), partially offset by our rents from properties we acquired pursuant to the SMTA Transaction ($5,485). See Notes 7 and 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these transactions. We reduced rental income by $3,131 in the 2019 period and increased rental income by $3,036 in the 2018 period to record scheduled rent increases under certain leases, the deferred rent obligations payable to us under our TA leases and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks on a straight line basis.
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
Hotel operating expenses. The increase in hotel operating expenses is a result of an increase in wage and benefit costs, sales and marketing expenses and other operating costs at certain of our managed hotels resulting primarily from higher occupancies and general price increases ($15,031), our hotel acquisitions since July 1, 2018 ($9,603) and an increase in real estate taxes at certain of our hotels ($3,163), partially offset by operating expense decreases at certain managed hotels undergoing renovations during all or part of the 2019 period resulting primarily from lower occupancies ($10,524), an increase in the amount of guaranty and security deposit utilization under certain of our hotel management agreements ($3,331) and a decrease in the amount of guaranty and security deposit replenishment under certain of our hotel management agreements ($1,573). Certain guarantees and security deposits which have been applied to past payment deficits may be replenished from a share of subsequent cash flows from the applicable hotel operations pursuant to the terms of the respective operating agreements. When our guarantees and our security deposits are replenished by cash flows from hotel operations, we reflect such replenishments in our condensed consolidated statements of comprehensive income as an increase to hotel operating expenses. Hotel operating expenses were increased by $3,631 and $5,204 during the three months ended September 30, 2019 and 2018, respectively, as a result of such replenishments. When our guarantees and security deposits are utilized to cover shortfalls of hotel cash flows from the minimum payments due to us, we reflect such utilizations in our condensed consolidated statements of comprehensive income as a decrease to hotel operating expenses. Hotel operating expenses were decreased by $3,630 and $299 during the three months ended September 30, 2019 and 2018, respectively, as a result of such utilization.
Other operating expenses. The increase in other operating expenses is a result of operating expenses we pay at certain properties we acquired as part of the SMTA Transaction in September 2019.
Depreciation and amortization - hotels. The increase in depreciation and amortization - hotels is a result of the depreciation and amortization of improvements acquired with funds from our FF&E reserves or directly funded by us since July 1, 2018 ($5,771) and our hotel acquisitions since July 1, 2018 ($1,256), partially offset by certain of our depreciable assets becoming fully depreciated since July 1, 2018 ($4,513).
Depreciation and amortization - net lease portfolio. The decrease in depreciation and amortization - net lease portfolio is a result of our travel center dispositions since July 1, 2018 ($2,783) and certain of our depreciable assets becoming fully depreciated since July 1, 2018 ($1,857), partially offset by the depreciation and amortization of properties we acquired as part of the SMTA Transaction ($4,253) and the depreciation and amortization of net lease improvements we purchased since July 1, 2018 ($26).
General and administrative. The decrease in general and administrative costs is primarily due to decreases in business management fees and professional service expenses.
Dividend income. Dividend income represents the dividends we received from our former investment in RMR Inc.

Unrealized gains and (losses) on equity securities, net. Unrealized gains and losses on equity securities, net represent the adjustment required to adjust the carrying value of our investments in RMR Inc., which we sold in July 2019, and TA common shares to their fair value as of September 30, 2019 and September 30, 2018.
Interest income. The increase in interest income is due to higher average cash balances during the 2019 period.
Interest expense. The increase in interest expense is due to higher average outstanding borrowings and weighted average interest rate in the 2019 period.
Loss on early extinguishment of debt. We recorded a loss of $8,451 on early extinguishment of debt in the 2019 period resulting from the termination of a term loan commitment we arranged in connection with the SMTA Transaction. We recorded a loss of $160 on early extinguishment of debt in the 2018 period in connection with amending our revolving credit facility and term loan.
Income tax expense. We recognized lower state taxes during the 2019 period primarily due to a decrease in the amount of state sourced income subject to income taxes.
Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of the earnings of AIC.
Net income. Our net income and net income per common share (basic and diluted) each decreased in the 2019 period compared to the 2018 period primarily due to the revenue and expense changes discussed above.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

	For the Nine Months Ended September 30,
			Increase	% Increase
	2019	2018	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$1,521,368	$1,494,283	$27,085	1.8%
Rental income - hotels	16,700	21,827	(5,127)	(23.5)%
Rental income - net lease portfolio	193,809	223,716	(29,907)	(13.4)%
Total rental income	210,509	245,543	(35,034)	(14.3)%
FF&E reserve income	3,365	3,911	(546)	(14.0)%

Expenses:
Hotel operating expenses	1,076,011	1,052,121	23,890	2.3%
Other operating expenses	4,419	3,936	483	12.3%
Depreciation and amortization - hotels	200,533	189,814	10,719	5.6%
Depreciation and amortization - net lease portfolio	101,188	110,494	(9,306)	(8.4)%
Total depreciation and amortization	301,721	300,308	1,413	0.5%
General and administrative	36,906	38,280	(1,374)	(3.6)%

Gain on sale of real estate	159,535	—	159,535	n/m
Dividend income	1,752	1,878	(126)	(6.7)%
Unrealized gains (losses) on equity securities, net	(43,761)	89,348	(133,109)	n/m
Interest income	1,774	1,093	681	62.3%
Interest expense	(151,742)	(145,589)	(6,153)	4.2%
Loss on early extinguishment of debt	(8,451)	(160)	(8,291)	5,181.9%
Income before income taxes and equity earnings of an investee	275,292	295,662	(20,370)	(6.9)%
Income tax expense	(1,266)	(1,949)	683	(35.0)%
Equity in earnings of an investee	617	881	(264)	(30.0)%
Net income	$274,643	$294,594	$(19,951)	(6.8)%

Weighted average shares outstanding (basic)	164,294	164,212	82	n/m
Weighted average shares outstanding (diluted)	164,332	164,242	90	0.1%

Net income per common share (basic and diluted)	$1.67	$1.79	$(0.12)	(6.7)%
References to changes in the income and expense categories below relate to the comparison of consolidated results for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018.
Hotel operating revenues. The increase in hotel operating revenues is a result of our hotel acquisitions since January 1, 2018 ($39,010), increased revenues at certain of our managed hotels due to increases in ADR and higher occupancies ($38,012) and the conversion of one hotel from a leased to managed property during the 2018 period ($12,572), partially offset by decreased revenues at certain of our other managed hotels primarily as a result of lower occupancies ($31,533) and decreased revenues at certain of our other managed hotels undergoing renovations during all or part of the 2019 period resulting primarily from lower occupancies ($30,976). Additional operating statistics of our hotels are included in the table on page 39.
Rental income - hotels. The decrease in rental income - hotels is primarily a result of the conversion of one hotel from a leased to managed property during the 2018 period ($2,812) and a previously deferred gain from a historical lease default becoming fully amortized in 2018 ($2,364), partially offset by contractual rent increases under certain of our hotel leases ($49). Rental income - hotels for the 2019 and 2018 periods includes $254 and $293, respectively, of adjustments to record rent on a straight line basis.
Rental income - net lease portfolio. The decrease in rental income - net lease portfolio is a result of the sale of 20 travel centers to TA and our lease amendments with TA in January 2019 ($35,392), partially offset by rents related to properties we acquired pursuant to the SMTA Transaction ($5,485). See Notes 7 and 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these transactions. We reduced rental income by $7,622 in the 2019 period and increased rental income by $9,066 in the 2018 period to record scheduled rent increases under certain leases, the deferred rent obligations payable to us under our TA leases and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks on a straight line basis.
FF&E reserve income. The decrease in FF&E reserve income is the result of decreased sales at certain of our leased hotels in the 2019 period.
Hotel operating expenses. The increase in hotel operating expenses is a result of our hotel acquisitions since January 1, 2018 ($39,350), an increase in wage and benefit costs, sales and marketing expenses and other operating costs at certain of our managed hotels resulting primarily from higher occupancies and general price increases ($23,749), the conversion of one hotel from a leased to managed property during the 2018 period ($13,186) and an increase in real estate taxes at certain of our hotels ($4,160), partially offset by operating expense decreases at certain managed hotels undergoing renovations during all or part of the 2019 period resulting primarily from lower occupancies ($31,377), an increase in the amount of guaranty and security deposit utilization under certain of our hotel management agreements ($14,789) and a decrease in the amount of guaranty and security deposit replenishment under certain of our hotel management agreements ($10,389). When our guarantees and our security deposits are replenished by cash flows from hotel operations, we reflect such replenishments in our condensed consolidated statements of comprehensive income as an increase to hotel operating expenses. Hotel operating expenses were increased by $3,910 and $14,299 during the nine months ended September 30, 2019 and 2018, respectively, as a result of replenishment of security deposits and guarantees under certain of our hotel management agreements. When our guarantees and security deposits are utilized to cover shortfalls of hotel cash flows from the minimum payments due to us, we reflect such utilizations in our condensed consolidated statements of comprehensive income as a decrease to hotel operating expenses. Hotel operating expenses were decreased by $17,166 and $2,377 during the nine months ended September 30, 2019 and 2018, respectively, as a result of such utilization.
Other operating expenses. The increase in other operating expenses is a result of operating expenses we pay at certain properties we acquired as part of the SMTA Transaction in September 2019.
Depreciation and amortization - hotels. The increase in depreciation and amortization - hotels is a result of the depreciation and amortization of improvements acquired with funds from our FF&E reserves or directly funded by us since January 1, 2018 ($18,628) and our hotel acquisitions since January 1, 2018 ($4,183), partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2018 ($12,092).
Depreciation and amortization - net lease portfolio. The decrease in depreciation and amortization - net lease portfolio is a result of our travel center dispositions since January 1, 2018 ($8,377) and certain of our depreciable assets becoming fully depreciated since January 1, 2018 ($5,918), partially offset by the depreciation and amortization of properties we acquired as part of the SMTA Transaction ($4,256) and the depreciation and amortization of travel center improvements we purchased since January 1, 2018 ($733).
General and administrative. The decrease in general and administrative costs is primarily due to decreases in business management fees and professional service expenses.
Gain on sale of real estate. We recorded a $159,535 gain on sale of real estate in the 2019 period in connection with the sales of 20 travel centers.
Dividend income. Dividend income represents the dividends we received from our former investment in RMR Inc.
Unrealized gains and (losses) on equity securities, net. Unrealized gains and losses on equity securities, net represent the adjustment required to adjust the carrying value of our investments in RMR Inc., which we sold in July 2019, and TA common shares to their fair value as of September 30, 2019 and September 30, 2018.
Interest income. The increase in interest income is due to higher average cash balances during the 2019 period.
Interest expense. The increase in interest expense is due to higher average outstanding borrowings and weighted average interest rate in the 2019 period.
Loss on early extinguishment of debt. We recorded a loss of $8,451 on early extinguishment of debt in the 2019 period resulting from the termination of a term loan commitment in connection with the SMTA Transaction. We recorded a loss of $160 on early extinguishment of debt in the 2018 period in connection with amending our revolving credit facility and term loan.

Income tax expense. We recognized lower state and foreign taxes during the 2019 period primarily due to a decrease in the amount of state and foreign sourced income subject to income taxes.
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
As of September 30, 2019, 327 of our hotels (including one leased hotel) were included in seven combination portfolio agreements and one of our hotels was leased and not included in a portfolio; and all 328 hotels were managed by or leased to hotel operating companies. Our 946 net lease properties are leased to 279 tenants as of September 30, 2019. The costs of operating and maintaining our properties are generally paid by the hotel managers as agents for us or by our tenants for their own account. Our hotel managers and tenants derive their funding for property operating expenses and for returns and rents due to us generally from property operating revenues and, to the extent that these parties themselves fund our minimum returns and rents, from their separate resources. Our hotel managers and tenants include Marriott, IHG, Sonesta, Wyndham, Hyatt and Radisson. TA is our largest net lease tenant. No other net lease tenant represents more than 1% of our total annualized minimum returns or rents.
We define coverage for each of our hotel management agreements or leases as total hotel property level revenues minus all hotel property level expenses and FF&E reserve escrows which are not subordinated to the hotel minimum returns or rents due to us divided by the hotel minimum returns or rents due to us. More detail regarding coverage, guarantees and other features of our hotel operating agreements is presented in the tables and related notes on pages 38 through 45. For the twelve months ended September 30, 2019, five of our eight hotel operating agreements, representing 40% of our total annual minimum returns and minimum rents, generated coverage of less than 1.0x (with a range from 0.58x to 0.95x).
We define net lease coverage as annual property level adjusted earnings before interest, taxes, depreciation, amortization and rent, or EBITDAR, divided by the annual minimum rent due to us, weighted by the minimum rent of the property to total minimum rents of the net lease portfolio. The annual property level adjusted EBITDAR is determined based on the most recent operating statements, if any, furnished by the tenant. Operating statements furnished by the tenant often are unaudited and, in certain cases, may not have been prepared in accordance with GAAP and are not independently verified by us. Properties that do not report operating information are excluded from the coverage calculations. As of September 30, 2019, our net lease properties generated coverage of 2.27x.
Certain of our management arrangements or leases are subject to full or limited guarantees or are secured by a security deposit which we control. These guarantees may provide us with continued payments if the property level cash flows fail to equal or exceed guaranteed amounts due to us. Some of our managers and tenants, or their affiliates, may also supplement cash flows from our properties in order to make payments to us and preserve their rights to continue operating our properties even if they are not required to do so by guarantees or security deposits. Guarantee payments, security deposit applications or supplemental payments to us, if any, made under any of our management agreements or leases do not subject us to repayment obligations, but, under some of our agreements, the manager or tenant may recover these guarantee or supplemental payments and the security deposits may be replenished from subsequent cash flows from our properties after our future minimum returns and rents are paid.
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
In particular, Wyndham’s guarantee of the minimum returns due from our hotels which are managed by Wyndham was depleted during 2017 and remained depleted as of September 30, 2019. The Wyndham agreement provides that if the hotel cash flows available after payment of hotel operating expenses are less than the minimum returns due to us and the guaranty has been depleted, to avoid default Wyndham is required to pay us the greater of the available hotel cash flows after payment of hotel operating expenses and 85% of the contractual amount due. During the three and nine months ended September 30, 2019, Wyndham paid 85% of the minimum returns due under the management agreement, which payments were an aggregate of $1,049 and $3,137, respectively, less than the minimum returns due for those periods. We are exiting our relationship with Wyndham and expect to sell or rebrand our 22 hotels currently managed by Wyndham. We amended our agreement with Wyndham by SVC in October 2019 whereby the term of the management agreement will expire on September 30, 2020 unless sooner terminated with respect to any hotels that are sold or rebranded. As of September 30, 2019, Wyndham was paying 85% of the annual minimum returns due us to avoid a default. Under the amendment, Wyndham will pay to us all available cash flows of the hotels after payment of hotel operating expenses. Wyndham will not be entitled to any base management fees for the remainder of the agreement term.
On November 1, 2019, we rebranded two full-service hotels previously managed by Wyndham in Chicago, IL and Irvine, CA to the Sonesta brands under a short term agreement with Sonesta that expires on December 31, 2020. We currently lease 48 vacation units in the Chicago hotel to Destinations, which requires annual minimum rent of $1,493 (approximately $373 per quarter). We amended this lease so the term of the lease expires on March 31, 2020, at which time Destinations will vacate the leased space.
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
Our Operating Liquidity and Capital Resources
Our principal sources of funds to meet operating and capital expenses, debt service obligations and distributions to our shareholders are minimum returns from our managed hotels, minimum rents from our leased hotels and net lease portfolio and borrowings under our revolving credit facility. We receive minimum returns and rents from our managers and tenants monthly. We may receive additional returns, percentage rents and our share of the operating profits of our managed hotels after payment of management fees and other deductions, if any, either monthly or quarterly, and these amounts are usually subject to annual reconciliations. We believe that these sources of funds will be sufficient to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders for the next twelve months and for the foreseeable future thereafter. However, as a result of economic conditions or otherwise, our managers and tenants may become unable or unwilling to pay minimum returns and rents to us when due, and, as a result, our cash flows and net income would decline and we may need to reduce the amount of, or even eliminate, our distributions to common shareholders.
Changes in our cash flows for the nine months ended September 30, 2019 compared to the same period in 2018 were as follows: (1) cash flows provided by operating activities increased from $403,404 in 2018 to $432,530 in 2019; (2) cash flows used in investing activities increased from $277,857 in 2018 to $2,457,485 in 2019; and (3) cash flows from financing activities changed from $137,550 of cash used in financing activities in 2018 to $2,019,461 of cash provided by financing activities in 2019.
The increase in cash flows provided by operating activities for the nine months ended September 30, 2019 as compared to the prior year period is primarily due to an increase in the minimum returns and rents paid to us in the 2019 period due to our acquisitions and funding of improvements to our hotels since January 1, 2018 and a decrease in incentive business management fees paid to RMR LLC in the 2019 period, partially offset by a decrease in minimum rents paid to us in the 2019 period under our travel center leases, higher interest payments in the 2019 period and an increase in security deposit utilization in the 2019 period. The increase in cash flows used in investing activities for the nine months ended September 30, 2019 as compared to the prior year is primarily due to an increase in real estate acquisition activity in the 2019 period and an increase in our capital improvement fundings in the 2019 period, partially offset by the proceeds received from our sale of 20 travel centers and the sale of our shares of RMR Inc. in the 2019 period. The increase in cash used in financing activities for the nine months ended September 30, 2019 as compared to the prior year period is primarily due to an increase in our issuance of notes in the 2019 period and higher net borrowings under our revolving credit facility compared to the 2018 period.
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
Our Investment and Financing Liquidity and Capital Resources
Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the nine months ended September 30, 2019, our hotel managers and tenants deposited $54,440 to these accounts and spent $143,692 from the FF&E reserve escrow accounts to renovate and refurbish our hotels. As of September 30, 2019, there was $53,519 on deposit in these escrow accounts, which was held directly by us and is reflected in our condensed consolidated balance sheets as restricted cash.

Our hotel operating agreements generally provide that, if necessary, we may provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. To the extent we make such additional fundings, our annual minimum returns or rents generally increase by a percentage of the amount we fund. During the nine months ended September 30, 2019, we funded $123,190 for capital improvements in excess of FF&E reserve fundings available from hotel operations to our hotels as follows:

•
During the nine months ended September 30, 2019, we funded $15,778 for capital improvements to certain hotels under our Marriott No. 1 agreement using cash on hand and borrowings under our revolving credit facility. We currently expect to fund $1,300 for capital improvements under this agreement during the last three months of 2019 using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the contractual minimum returns payable to us increase.

•
During the nine months ended September 30, 2019, we funded $18,600 for capital improvements to certain hotels under our Marriott No. 234 agreement using cash on hand and borrowings under our revolving credit facility. We currently expect to fund approximately $11,700 for capital improvements under this agreement during the last three months of 2019 using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the contractual minimum returns payable to us increase.

•
We did not fund any capital improvements to hotels under our IHG agreement during the nine months ended September 30, 2019. We currently expect to fund approximately $65,500 during the last three months of 2019 for capital improvements under this agreement using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the contractual minimum returns payable to us increase.

•
Our Sonesta agreement does not require FF&E escrow deposits. Under our Sonesta agreement, we are required to fund capital expenditures made at our hotels. During the nine months ended September 30, 2019, we funded $67,495 for capital improvements to certain hotels included in our Sonesta agreement using cash on hand and borrowings under our revolving credit facility. We currently expect to fund approximately $48,000 during the last three months of 2019 and $28,000 during 2020 for capital improvements under this agreement using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the contractual minimum returns payable to us increase to the extent amounts funded exceed threshold amounts, as defined in our Sonesta agreement.

•
Our Wyndham agreement required FF&E escrow deposits only if there are excess cash flows after payment of our minimum returns. No FF&E escrow deposits were required during the nine months ended September 30, 2019. During the nine months ended September 30, 2019, we funded $2,283 for capital improvements to certain hotels included in our Wyndham agreement using cash on hand and borrowings under our revolving credit facility. We currently expect to fund $1,000 capital improvements under this agreement during the last three months of 2019 using cash on hand and borrowings under our revolving credit facility.

•
During the nine months ended September 30, 2019, we funded $19,034 for capital improvements to certain hotels under our Radisson agreement using cash on hand and borrowings under our revolving credit facility. We currently do not expect to fund capital improvements under this agreement during the last three months of 2019.

Our net lease portfolio leases do not require FF&E escrow deposits. However, tenants under these leases are required to maintain the leased properties, including structural and non-structural components. Certain of our net lease portfolio leases, including under all of our TA leases, lessees may request that we purchase qualifying capital improvements to the leased facilities in return for minimum rent increases. We did not fund any capital improvements to properties under these lease provisions during the nine months ended September 30, 2019. Tenants are not obligated to request and we are not obligated to purchase any such improvements.
As of September 30, 2019, we had $5,900 of unspent leasing-related obligations assumed as a part of the SMTA Transaction.
In January 2019, in a series of transactions, we sold 20 travel centers in 15 states to TA for $308,200. We used a portion of the proceeds from these sales to repay borrowings under our revolving credit facility and for general business purposes, including hotel acquisitions.
On February 21, 2019, we paid a regular quarterly distribution to our common shareholders of record on January 28, 2019 of $0.53 per share, or $87,154. On May 16, 2019, we paid a regular quarterly distribution to our common shareholders of record on April 29, 2019 of $0.54 per share, or $88,798. On August 15, 2019, we paid a regular quarterly distribution to our common shareholders of record on July 29, 2019 of $0.54 per share, or $88,803. On October 17, 2019, we declared a regular quarterly distribution to our common shareholders of record on October 28, 2019 of $0.54 per share, or $88,865. We expect to pay this amount on or about November 14, 2019 using cash on hand and borrowings under our revolving credit facility.
On February 22, 2019, we acquired the 335 room Kimpton Hotel Palomar in Washington, D.C. for a purchase price of $141,450, excluding capitalized acquisition costs of $2,292, using proceeds from our sale of the travel centers described above.
On May 7, 2019, we acquired the 198 room Crowne Plaza Milwaukee West hotel in Milwaukee, WI for a purchase price of $30,000, excluding capitalized acquisition costs of $235, using proceeds from our sale of the travel centers described above.
On August 1, 2019, we acquired a land parcel adjacent to our travel center located in Southington, CT for a purchase price of $60, excluding capitalized acquisition costs of $6, using cash on hand. This land parcel has been added to the TA lease for that travel center.
On September 18, 2019, we issued $825,000 principal amount of our 4.35% unsecured senior notes due 2024, $450,000 principal amount of our 4.75% unsecured senior notes due 2026 and $425,000 principal amount of our 4.95% unsecured senior notes due 2029. We used the aggregate net proceedings from these offerings of $1,680,461, after underwriting discounts and other offering expenses, to finance a portion of the SMTA Transaction.
On September 20, 2019, we completed the SMTA Transaction as a result of which, we acquired 767 net lease service-oriented retail properties with 12.4 million rentable square feet. The aggregate transaction value of the SMTA Transaction was $2,482,382, including $2,384,577 in cash consideration, $82,069 of prepayment penalties to extinguish mortgage debt on the portfolio and $15,736 of other capitalized acquisition costs. The properties included in the portfolio are net leased to tenants in 23 distinct industries and 163 brands that include quick service and casual dining restaurants, movie theaters, health and fitness, automotive parts and services and other service-oriented and necessity-based industries across 45 states. We financed the SMTA Transaction with borrowings under our revolving credit facility and with cash on hand, including net proceeds from our public offerings of senior unsecured notes, as further described above.
On October 9, 2019, we acquired the 261-room Kimpton Hotel Palomar located in Chicago, IL for a purchase price of $55,000, excluding acquisition related costs, using cash on hand. We added this Kimpton® branded hotel to our management agreement with IHG.
On October 11, 2019, we entered an agreement to sell 126 net lease properties we acquired in the SMTA Transaction with approximately 2.4 million square feet in 26 states with an aggregate of $34,300 of annual minimum rents as of September 30, 2019, for an aggregate sales price of $438,000, excluding closing costs. We expect this sale to be completed prior to December 31, 2019 and to use the proceeds to reduce outstanding borrowings under our revolving credit facility.
On October 22, 2019, we sold a net lease property we acquired in the SMTA Transaction in Hermantown, MN with 103,631 square feet with annual minimum rent of $913 as of September 30, 2019 for $6,250, excluding closing costs of $46. We used the proceeds of this sale to reduce outstanding borrowings under our revolving credit facility.
On October 29, 2019, we sold a net lease office property we acquired in the SMTA Transaction in Las Vegas, NV with 138,558 square feet with annual minimum rent of $3,561 as of September 30, 2019 for $57,000, excluding closing costs. We used the proceeds of this sale to reduce outstanding borrowings under our revolving credit facility.
We have also commenced marketing certain hotels as part of our previously announced plan to sell approximately $300,000 of hotels to reduce our financial leverage. We expect to rebrand or sell the 22 hotels currently managed by Wyndham and are currently in discussions with Marriott to, amongst other things, potentially sell certain Marriott hotels.
On July 1, 2019, we sold all the shares of class A common stock of RMR Inc. we owned in an underwritten public offering at a price to the public of $40.00 per share pursuant to an underwriting agreement among us, RMR Inc., certain other REITs managed by RMR LLC that also sold their class A common stock of RMR Inc. in the offering and the underwriters named therein. We received net proceeds of $93,568 from this sale, after deducting the underwriting discounts and commissions and after other offering expenses, which we used to repay borrowings under our revolving credit facility. For more information regarding the sale of our shares of class A common stock of RMR Inc., see Note 10 to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
We currently intend to continue to expand our investments by primarily acquiring additional hotels and other single tenant, net lease service-oriented based properties and we expect to use the extensive nationwide resources of RMR LLC to locate, acquire and manage such properties. One of our goals in acquiring single tenant, net lease service-oriented based properties is to further diversify our sources of rents and returns with the intention of improving the security of our cash flows. Another of our goals is to purchase properties that produce rents, less property operating expenses, that are greater than our capital costs to acquire the properties and, accordingly, allow us to increase distributions to our shareholders over time. We expect that most of our acquisition efforts will focus on hotel and net lease based properties; however, we may consider acquiring other types of properties.
In order to fund acquisitions and to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $1,000,000 revolving credit facility and $400,000 term loan which are governed by a credit agreement with a syndicate of institutional lenders. The maturity date of our revolving credit facility is July 15, 2022, and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to extend the maturity date of this facility for two additional six month periods. We are required to pay interest at the rate of LIBOR plus a premium, which was 100 basis points per annum at September 30, 2019, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 20 basis points per annum at September 30, 2019. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. On October 1, 2019, the interest rate premium and facility fee increased to 1.20% and 0.25% respectively, as the result of our credit rating being lowered by a rating agency in connection with the SMTA Transaction and related financings. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of September 30, 2019, the annual interest rate payable on borrowings under our revolving credit facility was 2.92%. As of September 30, 2019, we had $790,000 outstanding and $210,000 available to borrow under our revolving credit facility. As of November 7, 2019, we had $700,000 amounts outstanding and $300,000 available to borrow under our revolving credit facility.
Our term loan, which matures on July 15, 2023, is prepayable without penalty at any time. We are required to pay interest on the amount outstanding under our term loan at the rate of LIBOR plus a premium, which was 110 basis points per annum at September 30, 2019. The interest rate premium is subject to adjustment based upon changes to our credit ratings. On October 1, 2019 the interest rate premium increased to 1.35% as a result of our credit rating being lowered by a rating agency in connection with the SMTA Transaction and related financings. As of September 30, 2019, the annual interest rate for the amount outstanding under our term loan was 3.20%.
Our credit agreement also includes a feature under which the maximum borrowing availability may be increased to up to $2,300,000 on a combined basis in certain circumstances.
Our term debt maturities (other than our revolving credit facility and term loan) as of September 30, 2019 were as follows: $400,000 in 2021, $500,000 in 2022, $500,000 in 2023, $1,175,000 in 2024, $350,000 in 2025, $800,000 in 2026, $400,000 in 2027, $400,000 in 2028, $425,000 in 2029 and $400,000 in 2030.
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
Off Balance Sheet Arrangements
As of September 30, 2019, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants
Our debt obligations at September 30, 2019 consisted of outstanding borrowings under our $1,000,000 revolving credit facility, our $400,000 term loan and $5,350,000 of publicly issued term debt. Our publicly issued term debt is governed by our indentures and related supplements. These indentures and related supplements and our credit agreement contain covenants that generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, and require us to maintain various financial ratios and our credit agreement restricts our ability to make distributions under certain circumstances. Our credit agreement and our unsecured senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business manager. As of September 30, 2019, we believe we were in compliance with all of the covenants under our indentures and their supplements and our credit agreement.
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
Management Agreements, Leases and Operating Statistics (dollar amounts in thousands)
As of September 30, 2019, we owned and managed a diverse portfolio of hotels and net lease properties across the United States and in Puerto Rico and Canada with 185 brands across 24 industries.
Hotel Portfolio
As of September 30, 2019, 327 of our hotels (including one leased hotel) were included in seven portfolio agreements and one hotel was not included in a portfolio and was leased. As of September 30, 2019, our hotels were managed by or leased to separate affiliates of Marriott, IHG, Sonesta, Wyndham, Hyatt and Radisson under eight agreements.

The tables and related notes below through page 39 summarize significant terms of our hotel leases and management agreements as of September 30, 2019. These tables also include statistics reported to us or derived from information reported to us by our hotel managers and tenants. These statistics include coverage of our minimum returns or minimum rents and occupancy, ADR and RevPAR for our hotel properties. We consider these statistics and the management agreement or lease security features also presented in the tables and related notes on the following pages to be important measures of our managers’ and tenants’ success in operating our hotel properties and their ability to continue to pay us. However, this third party reported information is not a direct measure of our financial performance and we have not independently verified the operating data.

Operating Agreement Reference Name	Number of Properties	Number of Rooms or Suites (Hotels)	Investment (1)	Annual Minimum Return/Rent (2)	Rent / Return Coverage (3)
					Three Months Ended		Twelve Months Ended
					September 30,		September 30,
					2019	2018	2019	2018
Marriott (No. 1) (4)	53	7,609	$722,087	$71,714	1.30x	1.38x	1.16x	1.20x
Marriott (No. 234) (5)	68	9,120	1,030,994	109,024	1.06x	1.14x	1.04x	1.10x
Marriott (No. 5) (6)	1	356	90,078	10,518	1.17x	1.04x	1.01x	1.07x
Subtotal / Average Marriott	122	17,085	1,843,159	191,256	1.16x	1.22x	1.08x	1.13x
IHG (7)	102	16,893	2,267,462	207,411	0.88x	1.18x	0.90x	1.12x
Sonesta (8)	51	8,862	1,763,319	131,229	0.48x	0.68x	0.58x	0.68x
Wyndham (9)	22	3,583	398,964	29,466	0.93x	0.99x	0.58x	0.75x
Hyatt (10)	22	2,724	301,942	22,037	0.77x	0.95x	0.90x	1.08x
Radisson (11)	9	1,939	289,139	20,442	1.38x	1.34x	0.95x	1.10x
Total / Average Hotels	328	51,086	$6,863,985	$601,841	0.90x	1.07x	0.87x	1.01x

(1)
Represents the historical cost of our hotel properties plus capital improvements funded by us less impairment write-downs, if any, and excludes capital improvements made from FF&E reserves funded from hotel operations which do not result in increases in hotel minimum returns or rents.

(2)
Each of our hotel management agreements or leases provides for payment to us of an annual minimum return or rent, respectively. Certain of these minimum payment amounts are secured by full or limited guarantees or security deposits as more fully described below. In addition, certain of our hotel management agreements provide for payment to us of additional amounts to the extent of available cash flows as defined in the management agreement. Payments of these additional amounts are not guaranteed or secured by deposits. Annualized minimum rent amounts represent cash rent amounts due to us and exclude adjustments necessary to record rent on a straight line basis.

(3)
We define hotel coverage as combined total hotel property level revenues minus all hotel property level expenses and FF&E reserve escrows which are not subordinated to hotel minimum returns or rents due to us (which data is provided to us by our hotel managers or tenants), divided by the hotel minimum returns or rents due to us. Coverage amounts for our IHG, Sonesta and Radisson agreements include data for periods prior to our ownership of certain hotel properties. Coverage amounts for our Sonesta agreement include data for one hotel prior to when it was managed by Sonesta. Coverage amounts for our Radisson agreement excludes data for certain properties we sold during the periods presented.

(4)
We lease 53 Courtyard by Marriott® branded hotels in 24 states to one of our TRSs. The hotels are managed by a subsidiary of Marriott under a combination management agreement which expires in 2024; Marriott has two renewal options for 12 years each for all, but not less than all, of the hotels.

We have no security deposit or guarantee from Marriott for these 53 hotels. Accordingly, payment by Marriott of the minimum return due to us under this management agreement is limited to the hotels’ available cash flows after payment of operating expenses and funding of the FF&E reserve. In addition to our minimum return, this agreement provides for payment to us of 50% of the hotels’ available cash flows after payment of hotel operating expenses, funding of the required FF&E reserve, payment of our minimum return and payment of certain management fees.

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

We originally held a security deposit of $64,700 under this agreement to cover payment shortfalls of our minimum return. As of September 30, 2019, the available balance of this security deposit was $36,621. This security deposit may be replenished from a share of the hotels’ available cash flows in excess of our minimum return and certain management fees. Marriott has also provided us with a $40,000 limited guaranty to cover payment shortfalls up to 90% of our minimum return after the available security deposit balance has been depleted. This limited guaranty expires on December 31, 2019. As of September 30, 2019, the available Marriott guaranty was $30,672.
In addition to our minimum return, this agreement provides for payment to us of 62.5% of the hotels’ available cash flows after payment of hotel operating expenses, funding of the required FF&E reserve, payment of our minimum return, payment of certain management fees and replenishment of the security deposit. This additional return amount is not guaranteed or secured by the security deposit.

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

(7)
We lease 101 IHG branded hotels (20 Staybridge Suites®, 61 Candlewood Suites®, two InterContinental®, 11 Crowne Plaza®, four Kimpton® Hotels & Restaurants and three Holiday Inn®) in 30 states in the U.S., the District of Columbia and Ontario, Canada to one of our TRSs. These 101 hotels are managed by subsidiaries of IHG under a combination management agreement. We lease one additional InterContinental® branded hotel in Puerto Rico to a subsidiary of IHG. The annual minimum return amount presented in the table on page 38 includes $7,908 of minimum rent related to the leased Puerto Rico hotel. The management agreement and the lease expire in 2036; IHG has two renewal options for 15 years each for all, but not less than all, of the hotels.

As of September 30, 2019, we held a security deposit of $85,741 under this agreement to cover payment shortfalls of our minimum return. This security deposit, if utilized, may be replenished and increased up to $100,000 from the hotels’ available cash flows in excess of our minimum return and certain management fees. Under this agreement, IHG is required to maintain a minimum security deposit of $37,000.
In addition to our minimum return, this management agreement provides for an annual additional return payment to us of $12,067 from the hotels’ available cash flows after payment of hotel operating expenses, funding of the required FF&E reserve, if any, payment of our minimum return, payment of certain management fees and replenishment and expansion of the security deposit. In addition, the agreement provides for payment to us of 50% of the hotels’ available cash flows after payment to us of the annual additional return amount. These additional return amounts are not guaranteed or secured by the security deposit we hold.

(8)
We lease our 51 Sonesta branded hotels (six Royal Sonesta® Hotels, six Sonesta Hotels & Resorts® and 39 Sonesta ES Suites® hotels) in 26 states to one of our TRSs. The hotels are managed by Sonesta under a combination management agreement which expires in 2037; Sonesta has two renewal options for 15 years each for all, but not less than all, of the hotels.

We have no security deposit or guaranty from Sonesta. Accordingly, payment by Sonesta of the minimum return due to us under this management agreement is limited to the hotels’ available cash flows after the payment of operating expenses, including certain management fees, and we are financially responsible for operating cash flows deficits, if any.
In addition to our minimum return, this management agreement provides for payment to us of 80% of the hotels’ available cash flows after payment of hotel operating expenses, management fees to Sonesta, our minimum return, an imputed FF&E reserve to us and reimbursement of operating loss or working capital advances, if any.

(9)
We lease our 22 Wyndham branded hotels (six Wyndham Hotels and Resorts® and 16 Hawthorn Suites® hotels) in 14 states to one of our TRSs. The hotels are managed by subsidiaries of Wyndham under a combination management agreement which expires in 2038; Wyndham has two renewal options for 15 years each for all, but not less than all, of the hotels.

We have a limited guaranty of $35,656 under the management agreement to cover payment shortfalls of our minimum return, subject to an annual payment limit of $17,828. This guaranty expires in 2020. As of September 30, 2019, the Wyndham guaranty was depleted. This guaranty may be replenished from the hotels' available cash flows in excess of our minimum return. This agreement provides that if the hotel cash flows available after payment of hotel operating expenses are less than the minimum returns due to us and if the guaranty is depleted, to avoid a default, Wyndham is required to pay us the greater of the available hotel cash flows after payment of hotel operating expenses and 85% of our minimum return.
In addition to our minimum return, this management agreement provides for payment to us of 50% of the hotels' available cash flows after payment of hotel operating expenses, payment of our minimum return, funding of the FF&E reserve, if any, payment of certain management fees and reimbursement of any Wyndham guaranty advances. This additional return amount is not guaranteed.
We lease 48 vacation units in one of the hotels to Destinations under a lease that expires in 2037; Destinations has two renewal options for 15 years each for all, but not less than all, of the vacation units. The lease is guaranteed by Destinations and provides for rent increases of 3% per annum. The annual minimum return amount presented in the table on page 39 includes $1,493 of minimum rent related to the Destinations lease.

(10)
We lease our 22 Hyatt Place® branded hotels in 14 states to one of our TRSs. The hotels are managed by a subsidiary of Hyatt under a combination management agreement that expires in 2030; Hyatt has two renewal options for 15 years each for all, but not less than all, of the hotels.

We have a limited guaranty of $50,000 under this agreement to cover payment shortfalls of our minimum return. As of September 30, 2019, the available Hyatt guaranty was $21,346. The guaranty is limited in amount but does not expire in time and may be replenished from a share of the hotels’ available cash flows in excess of our minimum return.
In addition to our minimum return, this management agreement provides for payment to us of 50% of the hotels’ available cash flows after payment of operating expenses, funding the required FF&E reserve, payment of our minimum return and reimbursement to Hyatt of working capital and guaranty advances, if any. This additional return is not guaranteed.

(11)
We lease our nine Radisson branded hotels (four Radisson® Hotels & Resorts, four Country Inns & Suites® by Radisson and one Radisson Blu® hotel) in six states to one of our TRSs and these hotels are managed by a subsidiary of Radisson under a combination management agreement which expires in 2035 and Radisson has two 15 year renewal options for all, but not less than all, of the hotels.

We have a limited guaranty of $47,523 under this agreement to cover payment shortfalls of our minimum return. As of September 30, 2019, the available Radisson guaranty was $42,466. The guaranty is limited in amount but does not expire in time and may be replenished from a share of the hotels’ available cash flows in excess of our minimum return. Also, this guaranty cap may be increased if we fund excess renovation costs under our agreement with Radisson.
In addition to our minimum return, this management agreement provides for payment to us of 50% of the hotels’ available cash flows after payment of operating expenses, funding the required FF&E reserve, payment of our minimum return and reimbursement to Radisson of working capital and guaranty advances, if any. This additional return is not guaranteed.

The following tables summarize the operating statistics, including ADR, occupancy and RevPAR reported to us by our hotel managers or tenants by management agreement or lease for the periods indicated. All operating data presented are based upon the operating results provided by our managers and tenants for the indicated periods. We have not independently verified our hotel managers’ or tenants’ operating data.

	No. of	No. of Rooms /	Three Months Ended September 30,			Nine Months Ended September 30,
	Hotels	Suites	2019	2018	Change	2019	2018	Change
ADR
Marriott (No. 1)	53	7,609	$132.70	$132.67	—%	$134.27	$132.19	1.6%
Marriott (No. 234)	68	9,120	132.40	134.75	(1.7%)	134.44	134.05	0.3%
Marriott (No. 5)	1	356	308.12	301.59	2.2%	304.95	290.71	4.9%
Subtotal / Average Marriott	122	17,085	136.82	137.88	(0.8%)	138.67	137.32	1.0%
IHG (1)	102	16,893	120.44	123.97	(2.8%)	122.04	125.37	(2.7%)
Sonesta (1) (2)	51	8,862	140.45	146.63	(4.2%)	147.47	149.31	(1.2%)
Wyndham	22	3,583	100.63	103.40	(2.7%)	97.67	100.96	(3.3%)
Hyatt	22	2,724	105.76	109.34	(3.3%)	109.67	112.64	(2.6%)
Radisson (1)	9	1,939	141.65	141.16	0.3%	136.66	134.29	1.8%
All Hotels Total / Average	328	51,086	$127.82	$130.68	(2.2%)	$129.91	$131.15	(0.9%)

OCCUPANCY
Marriott (No. 1)	53	7,609	73.1%	72.5%	0.6 pts	68.8%	70.1%	-1.3 pts
Marriott (No. 234)	68	9,120	77.4%	76.7%	0.7 pts	74.9%	76.2%	-1.3 pts
Marriott (No. 5)	1	356	88.6%	87.0%	1.6 pts	87.7%	91.7%	-4.0 pts
Subtotal / Average Marriott	122	17,085	75.7%	75.1%	0.6 pts	72.4%	73.8%	-1.4 pts
IHG (1)	102	16,893	79.8%	82.0%	-2.2 pts	77.7%	80.0%	-2.3 pts
Sonesta (1) (2)	51	8,862	73.8%	72.3%	1.5 pts	70.0%	69.2%	0.8 pts
Wyndham	22	3,583	74.5%	72.3%	2.2 pts	69.4%	69.6%	-0.2 pts
Hyatt	22	2,724	79.4%	80.1%	-0.7 pts	78.9%	80.5%	-1.6 pts
Radisson (1)	9	1,939	79.5%	75.4%	4.1 pts	72.7%	74.6%	-1.9 pts
All Hotels Total / Average	328	51,086	77.0%	77.0%	0.0 pts	73.9%	75.1%	-1.2 pts

RevPAR
Marriott (No. 1)	53	7,609	$97.00	$96.19	0.8%	$92.38	$92.67	(0.3%)
Marriott (No. 234)	68	9,120	102.48	103.35	(0.8%)	100.70	102.15	(1.4%)
Marriott (No. 5)	1	356	272.99	262.38	4.0%	267.44	266.58	0.3%
Subtotal / Average Marriott	122	17,085	103.57	103.55	—%	100.40	101.34	(0.9%)
IHG (1)	102	16,893	96.11	101.66	(5.5%)	94.83	100.30	(5.5%)
Sonesta (1) (2)	51	8,862	103.65	106.01	(2.2%)	103.23	103.32	(0.1%)
Wyndham	22	3,583	74.97	74.76	0.3%	67.78	70.27	(3.5%)
Hyatt	22	2,724	83.97	87.58	(4.1%)	86.53	90.68	(4.6%)
Radisson (1)	9	1,939	112.61	106.43	5.8%	99.35	100.18	(0.8%)
All Hotels Total / Average	328	51,086	$98.42	$100.62	(2.2%)	$96.00	$98.49	(2.5%)

(1)	Operating data includes data for certain hotels for periods prior to when we acquired them.

(2)	Operating data includes data for one hotel prior to when it was managed by Sonesta.
Net Lease Portfolio
As of September 30, 2019, our 946 net lease properties located in 45 states were leased to 279 tenants. These tenants operate in 23 distinct industries including travel centers, casual dining and quick service restaurants, movie theaters, health and fitness, automobile service and others. TA is our largest tenant and leases 179 travel centers under 5 lease agreements that expire between 2029 and 2035 and require annual minimum rents of $246,088, which represents approximately 24.1% of our total minimum returns and rent as of September 30, 2019.

As of September 30, 2019, our net lease tenants operated across more than 160 brands. The following table identifies the top ten brands.

	Brand	No. of Buildings	Investment (1) (2)	Percent of Total Investment	Annualized Minimum Rent (2)	Percent of Total Annualized Minimum Rent (2) (3)	Coverage (4)

1.	TravelCenters of America	134	$2,281,589	39.3%	$167,990	40.1%	1.95x
2.	Petro Stopping Centers	45	1,021,227	17.7%	78,099	18.7%	1.62x
3.	AMC Theatres	14	123,554	2.1%	10,725	2.6%	1.36x
4.	The Great Escape	14	98,242	1.7%	7,140	1.7%	4.12x
5.	Creme de la Creme	9	68,712	1.2%	5,811	1.4%	1.84x
6.	Goodrich Quality Theaters	4	59,743	1.0%	5,396	1.3%	1.48x
7.	Life Time Fitness	3	92,617	1.6%	5,246	1.3%	3.56x
8.	Casual Male	1	69,973	1.2%	5,221	1.2%	1.24x
9.	Buehler's Fresh Foods	5	76,536	1.3%	5,143	1.2%	2.22x
10.	CarMax	4	66,119	1.1%	4,878	1.2%	2.51x
11.	Other (5)	713	1,826,885	31.8%	122,986	29.3%	3.15x
	Total	946	$5,785,197	100.0%	$418,635	100.0%	2.27x

(1)	Represents historical cost of our properties plus capital improvements funded by us less impairment write-downs, if any.

(2)
Each of our leases provides for payment to us of minimum rent. Certain of these minimum payment amounts are secured by full or limited guarantees. Annualized minimum rent amounts represent cash rent amounts due to us and exclude adjustments, if any, to record scheduled rent changes under certain of our leases, the deferred rent obligations payable to us under our leases with TA, and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks at our travel centers on a straight line basis, or any reimbursement of expenses paid by us.

(3)	As of September 30, 2019, we have 148 net lease properties with a carrying value of $604,989 and annual minimum rent of $43,081 classified as held for sale.

(4)	See page 39 for our definition of coverage. Coverage amounts include data for certain properties for periods prior to when we assumed ownership of them.

(5)	Other includes 153 distinct brands with an average investment of $11,940 and average annual minimum rent of $804.

As of September 30, 2019, our top 10 net lease tenants are listed below.

	Tenant	Brand Affiliation	No. of Buildings	Investment (1) (2)	Percent of Total Investment	Annualized Minimum Rent (2) (3)	Percent of Total Annualized Minimum Rent	Coverage (4)

1.	TravelCenters of America Inc.	TravelCenters of America / Petro Stopping Centers	179	$3,302,816	57.0%	$246,088	58.7%	1.84x	(5) (6)
2.	Universal Pool Co., Inc.	The Great Escape	14	98,242	1.7%	7,140	1.7%	4.12x
3.	Creme De La Creme, Inc.	Creme De La Creme	9	68,712	1.2%	5,811	1.4%	1.84x	(5)
4.	Goodrich Quality Theaters, Inc.	Goodrich Quality Theaters	4	59,743	1.0%	5,396	1.3%	1.48x
5.	Healthy Way of Life II, LLC	Life Time Fitness	3	92,617	1.6%	5,246	1.3%	3.56x	(5)
6.	Destination XL Group, Inc.	Casual Male	1	69,973	1.2%	5,221	1.2%	1.24x
7.	Styx Acquisition, LLC	Buehler's Fresh Foods	5	76,536	1.3%	5,143	1.2%	2.22x
8.	Professional Resource Development, Inc.	Heartland Dental	59	61,120	1.1%	4,427	1.1%	3.50x
9.	Station Casinos, Inc. (7)	Station Casino	1	56,083	1.0%	3,561	0.9%	3.00x
10.	Express Oil Change, L.L.C.	Express Oil Change	23	49,724	0.9%	3,379	0.8%	3.62x
	Subtotal, top 10		298	3,935,566	68.0%	291,412	69.6%	1.88x
11.	Other (8)	Various	648	1,849,631	32.0%	127,223	30.4%	2.95x
	Total		946	$5,785,197	100.0%	$418,635	100.0%	2.27x

(1)	Represents historical cost of our net lease properties plus capital improvements funded by us less impairment write-downs, if any.

(2)
Each of our leases provides for payment to us of minimum rent. Certain of these minimum payment amounts are secured by full or limited guarantees. Annualized minimum rent amounts represent cash rent amounts due to us and exclude adjustments, if any, to record scheduled rent changes under certain of our leases, the deferred rent obligations payable to us under our leases with TA, and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks at our travel centers on a straight line basis, or any reimbursement of expenses paid by us.

(3)	As of September 30, 2019, we have 148 net lease properties with a carrying value of $604,989 and annual minimum rent of $43,081 classified as held for sale.

(4)	See page 39 for our definition of coverage. Coverage amounts include data for certain properties for periods prior to when we assumed ownership of them.

(5)	Leases subject to full or partial corporate guarantee.

(6)
TA is our largest tenant. We lease 179 travel centers (134 under the TravelCenters of America brand and 45 under the Petro Stopping Centers brand) to a subsidiary of TA under master leases that expire in 2029, 2031, 2032, 2033 and 2035, respectively. TA has two renewal options for 15 years each for all of the travel centers. In addition to the payment of our minimum rent, the TA leases provide for payment to us of percentage rent based on increases in total non-fuel revenues over base levels (3% of non-fuel revenues above 2015 non-fuel revenues). Commencing in 2020, these leases provide for payment of an additional half percent (0.5%) of non-fuel revenues above 2019 non-fuel base revenues. TA's remaining deferred rent obligation of $61,650 is being paid in quarterly installments of $4,404 through January 31, 2023.

(7)	On October 29, 2019, we sold a net lease office property in Las Vegas, NV with 138,558 square feet with annual minimum rent of $3,561 as of September 30, 2019 for $57,000, excluding closing costs.

(8)	Other includes 270 tenants with an average investment of $6,850 and average annual minimum rent of $470.

As of September 30, 2019, our net lease tenants operated across 23 distinct industries within the service-oriented retail sector of the U.S. economy.

Industry	No. of Buildings	Investment (1) (2)	Percent of Total Investment	Annualized Minimum Rent (2) (3)	Percent of Total Annualized Minimum Rent	Coverage (4)

Travel Centers	182	$3,344,497	58.0%	$249,209	59.4%	1.85x
Restaurants-Quick Service	301	382,275	6.6%	25,473	6.1%	2.27x
Movie Theaters	29	271,441	4.7%	23,479	5.6%	1.51x
Restaurants-Casual Dining	87	302,734	5.2%	19,095	4.6%	2.56x
Health and Fitness	17	208,975	3.6%	12,704	3.0%	2.40x
Miscellaneous Retail	21	129,364	2.2%	9,986	2.4%	3.49x
Medical/Dental Office	79	127,973	2.2%	8,886	2.1%	4.98x
Automotive Parts and Service	73	126,263	2.2%	8,719	2.1%	2.75x
Grocery	19	129,219	2.2%	8,587	2.1%	2.99x
Automotive Dealers	12	110,059	1.9%	8,176	2.0%	3.65x
Educational Services	14	95,227	1.6%	7,677	1.8%	1.46x
Home Furnishings	18	123,653	2.1%	7,549	1.8%	2.69x
Apparel	3	82,284	1.4%	6,086	1.5%	1.57x
Other	3	64,366	1.1%	5,001	1.2%	2.47x
Entertainment	4	61,436	1.1%	4,222	1.0%	1.97x
Sporting Goods	3	52,022	0.9%	3,481	0.8%	2.82x
Miscellaneous Manufacturing	7	32,873	0.6%	2,402	0.6%	25.28x
Car Washes	6	32,028	0.6%	2,319	0.6%	4.56x
Building Materials	28	31,124	0.5%	2,124	0.5%	3.15x
Drug Stores and Pharmacies	8	23,970	0.4%	1,646	0.4%	1.79x
Legal Services	5	11,362	0.2%	974	0.2%	1.47x
General Merchandise	3	7,492	0.1%	555	0.1%	3.27x
Dollar Stores	5	7,196	0.1%	285	0.1%	2.89x
Vacant	19	27,364	0.5%	—	—%	N/A
Total	946	$5,785,197	100.0%	$418,635	100.0%	2.27x

(1)	Represents historical cost of our net lease properties plus capital improvements funded by us less impairment write-downs, if any.

(2)	As of September 30, 2019, we have 148 net lease properties with a carrying value of $604,989 and annual minimum rent of $43,081 classified as held for sale.

(3)
Each of our leases provides for payment to us of minimum rent, respectively. Certain of these minimum payment amounts are secured by full or limited guarantees. Annualized minimum rent amounts represent cash rent amounts due to us and exclude adjustments, if any, to record scheduled rent changes under certain of our leases, the deferred rent obligations payable to us under our leases with TA, and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks at our travel centers on a straight line basis, or any reimbursement of expenses paid by us.

(4)	See page 39 for our definition of coverage. Coverage amounts include data for certain properties for periods prior to when we assumed ownership of them.

As shown below, approximately 0.3% of total net lease rented square feet and total net lease annualized minimum rents are from leases scheduled to expire by December 31, 2019. As of September 30, 2019, lease expirations at our net lease properties by year are as follows.

			Percent of Total	Cumulative % of
	Square	Annualized Minimum	Annualized Minimum	Total Minimum
Year(1)	Feet	Rent Expiring (2)	Rent Expiring	Rent Expiring

2019	215,102	$1,313	0.3%	0.3%
2020	482,492	6,799	1.6%	1.9%
2021	708,121	9,398	2.2%	4.1%
2022	1,071,820	12,408	3.0%	7.1%
2023	371,812	4,200	1.0%	8.1%
2024	773,833	11,924	2.8%	10.9%
2025	496,061	11,995	2.9%	13.8%
2026	1,805,166	17,702	4.2%	18.0%
2027	1,903,833	24,643	5.9%	23.9%
2028	796,385	13,838	3.3%	27.2%
2029	1,590,922	50,122	12.0%	39.2%
2030	201,492	4,443	1.1%	40.3%
2031	1,405,662	50,535	12.1%	52.4%
2032	1,230,829	50,182	12.0%	64.4%
2033	1,217,338	52,466	12.5%	76.9%
2034	399,368	11,903	2.8%	79.7%
2035	2,241,467	79,995	19.1%	98.8%
2036	274,141	3,854	1.0%	99.8%
2037	—	—	0.0%	—%
2038	10,183	409	0.1%	99.9%
2039	40,334	438	0.1%	100.0%
2040	1,739	68	0.0%	100.0%
Total	17,238,100	$418,635	100.0%

(1)	The year of lease expiration is pursuant to contract terms.

(2)	As of September 30, 2019, we have 148 net lease properties with a carrying value of $604,989 and annual minimum rent of $43,081 classified as held for sale.

As of September 30, 2019, shown below is the list of our top 20 states where our net lease properties were located. No other state represents more than 3% of our net lease annual minimum rents.

			Percent of Total
	Square	Annualized Minimum	Annualized Minimum
State	Feet	Rent	Rent

Texas	1,551,655	$34,599	8.3%
Illinois	1,174,051	30,775	7.4%
Ohio	1,449,126	27,697	6.6%
California	399,045	23,230	5.5%
Georgia	716,878	22,202	5.3%
Indiana	762,556	21,057	5.0%
Arizona	543,972	17,587	4.2%
Florida	562,324	16,224	3.9%
Pennsylvania	642,533	15,441	3.7%
Nevada	328,820	13,165	3.1%
Michigan	715,471	11,692	2.8%
New Mexico	246,478	10,982	2.6%
Tennessee	293,543	10,965	2.6%
Missouri	532,849	10,757	2.6%
South Carolina	418,883	10,003	2.4%
New York	234,464	9,220	2.2%
Colorado	370,532	9,068	2.2%
North Carolina	474,095	8,785	2.1%
Alabama	228,722	8,694	2.1%
Arkansas	436,134	8,386	2.0%
Other	5,481,328	98,106	23.4%
Total	17,563,459	$418,635	100.0%

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
For further information about these and other such relationships and related person transactions, see Notes 7, 8, 9 and 10 to our to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2018 Annual Report, our definitive Proxy Statement for our 2019 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission, or SEC. In addition, see the section captioned “Risk Factors” of our 2018 Annual Report and other filings with the SEC for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our business and property management agreements with RMR LLC and our various agreements with TA and Sonesta, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
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
Our calculations of FFO and Normalized FFO for the three and nine months ended September 30, 2019 and 2018 and reconciliations of net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to those amounts appear in the following table (amounts in thousands, except per share amounts).

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2019	2018	2019	2018
Net income		$40,074	$117,099	$274,643	$294,594
Add (Less):	Depreciation and amortization expense	103,160	101,007	301,721	300,308
	Gain on sale of real estate (1)	—	—	(159,535)	—
	Unrealized (gains) and losses on equity securities, net (2)	3,950	(43,453)	43,761	(89,348)
FFO		147,184	174,653	460,590	505,554
Add:	Loss on early extinguishment of debt (3)	8,451	—	8,451	160
Normalized FFO		$155,635	$174,653	$469,041	$505,714

	Weighted average shares outstanding (basic)	164,321	164,232	164,294	164,212
	Weighted average shares outstanding (diluted) (4)	164,348	164,274	164,332	164,242

Basic and diluted per common share amounts:
	Net income	$0.24	$0.71	$1.67	$1.79
	FFO	$0.90	$1.06	$2.80	$3.08
	Normalized FFO	$0.95	$1.06	$2.85	$3.08
	Distributions declared per share	$0.54	$0.53	$1.61	$1.58

(1)	We recorded a $159,535 gain on sale of real estate during the three months ended March 31, 2019 in connection with the sales of 20 travel centers.

(2)
Unrealized gains and losses on equity securities, net represent the adjustment required to adjust the carrying value of our investments in RMR Inc. and TA common shares to their fair value as of the end of the period. We sold our shares of RMR Inc. on July 1, 2019.

(3)
We recorded a loss of $8,451 on early extinguishment of debt in the three months ended September 30, 2019 related to the termination of a term loan commitment we arranged in connection with the SMTA Transaction. We recorded a loss of $160 on early extinguishment of debt in the three months ended June 30, 2018 in connection with amending our revolving credit facility and term loan.

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
Fixed Rate Debt
At September 30, 2019, our outstanding publicly tradable debt consisted of 12 issues of fixed rate, senior notes:

Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
$400,000	4.250%	$17,000	2021	Semi-Annually
500,000	5.000%	25,000	2022	Semi-Annually
500,000	4.500%	22,500	2023	Semi-Annually
350,000	4.650%	16,275	2024	Semi-Annually
825,000	4.350%	35,888	2024	Semi-Annually
350,000	4.500%	15,750	2025	Semi-Annually
350,000	5.250%	18,375	2026	Semi-Annually
450,000	4.750%	21,375	2026	Semi-Annually
400,000	4.950%	19,800	2027	Semi-Annually
400,000	3.950%	15,800	2028	Semi-Annually
425,000	4.950%	21,038	2029	Semi-Annually
400,000	4.375%	17,500	2030	Semi-Annually
$5,350,000		$246,301
No principal repayments are due under these notes until maturity. Because these notes require interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are one percentage point higher than the rates shown above, our per annum interest cost would increase by approximately $53,500. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at September 30, 2019 and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point change in interest rates would change the fair value of those debt obligations by approximately $253,614.
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
Floating Rate Debt
At September 30, 2019, our floating rate debt consisted of $790,000 outstanding under our $1,000,000 revolving credit facility and our $400,000 term loan. The maturity date of our revolving credit facility is July 15, 2022, and subject to our meeting certain conditions, including our payment of an extension fee, we have an option to extend the stated maturity date of the facility for two additional six month periods. The maturity date of our term loan is July 15, 2023. No principal repayments are required under our revolving credit facility prior to maturity, and repayments may be made and redrawn subject to conditions at any time without penalty. No principal prepayments are required under our term loan prior to maturity and we can repay principal amounts outstanding under the term loan subject to conditions at any time without penalty, but after amounts outstanding under our term loan are repaid, amounts may not be redrawn. Borrowings under our revolving credit facility and term loan are in U.S. dollars and require annual interest to be paid at the rate of LIBOR plus premiums that are subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR, and to changes in our credit ratings. In addition, upon renewal or refinancing of our revolving credit facility or our term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of this floating rate debt but would affect our operating results.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of September 30, 2019:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact (2)
At September 30, 2019	3.02%	$1,190,000	$35,938	$0.22
One percentage point increase	4.02%	$1,190,000	$47,838	$0.29
(1)Weighted average based on the interest rates and the respective outstanding borrowings as of September 30, 2019.
(2)Based on diluted weighted average common shares outstanding for the nine months ended September 30, 2019.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at September 30, 2019 if we were fully drawn on our revolving credit facility and our $400,000 term loan remained outstanding:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact (2)
At September 30, 2019	2.99%	$1,400,000	$41,860	$0.25
One percentage point increase	3.99%	$1,400,000	$55,860	$0.34

(1)	Weighted average based on the interest rates and the respective outstanding borrowings (assuming fully drawn) as of September 30, 2019.

(2)	Based on diluted weighted average common shares outstanding for the nine months ended September 30, 2019.
The foregoing tables show the impact of an immediate increase in floating interest rates as of September 30, 2019. If interest rates were to increase gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts under our revolving credit facility and term loan or other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.
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
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Warning Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Also, whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including:

•	The performance of our operators’ abilities to pay the contractual amounts of returns or rents due to us,

•	Our sales and acquisition of properties,

•	Our ability to compete for acquisitions effectively,

•	Our policies and plans regarding investments, financings and dispositions,

•	Our ability to pay distributions to our shareholders and to sustain the amount of such distributions,

•	Our ability to raise debt or equity capital,

•	Our ability to appropriately balance our use of debt and equity capital,

•	Our intent to make improvements to certain of our properties and the success of our hotel renovations,

•	Our ability to engage and retain qualified managers and tenants for our hotels and net lease properties on satisfactory terms,

•	The future availability of borrowings under our revolving credit facility,

•	Our ability to pay interest on and principal of our debt,

•	Our credit ratings,

•	The ability of TA to pay current and deferred rent amounts and other obligations due to us,

•	Our expectation that we benefit from our relationships with RMR Inc.,

•	Our qualification for taxation as a REIT,

•	Changes in federal or state tax laws, and

•	Other matters.
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, FFO, Normalized FFO, cash flows, liquidity and prospects include, but are not limited to:

•	The impact of conditions in the economy and the capital markets on us and our managers and tenants,

•	Competition within the real estate, hotel, transportation and travel center and other industries in which our tenants operate, particularly in those markets in which our properties are located,

•	Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,

•	Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,

•	Acts of terrorism, outbreaks of so-called pandemics or other manmade or natural disasters beyond our control, and

•	Actual and potential conflicts of interest with our related parties, including our managing trustees, TA, Sonesta, RMR Inc., RMR LLC and others affiliated with them.
For example:

•
Our ability to make future distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our future earnings, the capital costs we incur to acquire and maintain our properties and our working capital requirements. We may be unable to pay our debt obligations or to increase or maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,

•
The security deposits which we hold are not in segregated cash accounts or otherwise separate from our other assets and liabilities. Accordingly, when we record income by reducing our security deposit liabilities, we do not receive any additional cash payment. Because we do not receive any additional cash payment as we apply security deposits to cover payment shortfalls, the failure of our managers or tenants to pay minimum returns or rents due to us may reduce our cash flows and our ability to pay distributions to shareholders,

•
Certain of our aggregate annual minimum returns and rents were secured by guarantees or security deposits from our managers and tenants. This may imply that these minimum returns and rents will be paid. In fact, certain of these guarantees and security deposits are limited in amount and duration and all the guarantees are subject to the guarantors’ abilities and willingness to pay. We cannot be sure of the future financial performance of our properties and whether such performance will cover our minimum returns and rents, whether the guarantees or security deposits will be adequate to cover future shortfalls in the minimum returns or rents due to us which they guarantee or secure, or regarding our managers’, tenants’ or guarantors’ future actions if and when the guarantees and security deposits expire or are depleted or their abilities or willingness to pay minimum returns and rents owed to us. Moreover, the security deposits we hold are not segregated from our other assets and, although the application of security deposits to cover payment shortfalls will result in us recording income, it will not result in us receiving additional cash. The balance of our annual minimum returns and rents as of September 30, 2019 was not secured by guarantees or security deposits,

•
We have no guarantees or security deposits for the minimum returns due to us from our Marriott No. 1, Sonesta or Wyndham agreements. Accordingly, we may receive amounts that are less than the contractual minimum returns stated in these agreements,

•
We have recently renovated certain hotels and are currently renovating additional hotels. We currently expect to fund approximately $127.5 million during the last three months of 2019 and $28.0 million in 2020 for renovations and other capital improvement costs at certain of our hotels. The cost of capital projects associated with such renovations may be greater than we currently anticipate. Operating results at our hotels may decline as a result of having rooms out of service or other disruptions during renovations. Also, while our funding of these capital projects will cause our contractual minimum returns to increase, the hotels’ operating results may not increase or may not increase to the extent that the minimum returns increase. Accordingly, coverage of our minimum returns at these hotels may remain depressed for an extended period,

•
Hotel room demand and trucking activity are often reflections of the general economic activity in the country and in the geographic areas where certain of our properties are located. If economic activity declines, the operating results of certain of our properties may decline, the financial results of our managers and our tenants may suffer and these managers and tenants may be unable to pay our returns or rents. Also, depressed operating results from our properties for extended periods may result in the operators of some or all of our properties becoming unable or unwilling to meet their obligations or their guarantees and security deposits we hold may be exhausted,

•
Hotel and other competitive forms of temporary lodging supply (for example, Airbnb) have been increasing and may affect our hotel operators’ ability to grow ADR and occupancy, and ADR and occupancy could decline due to increased competition which may cause our hotel operators to become unable to pay our returns or rents,

•
If the current level of commercial activity in the country declines, if the price of diesel fuel increases significantly, if fuel conservation measures are increased, if freight business is directed away from trucking, if TA is unable to effectively compete or operate its business, if fuel efficiencies, the use of alternative fuels or transportation technologies reduce the demand for products and services TA sells or for various other reasons, TA may become unable to pay current and deferred rents due to us,

•
Our ability to grow our business and increase our distributions depends in large part upon our ability to buy properties that generate returns or can be leased for rents which exceed our operating and capital costs. We may be unable to identify properties that we want to acquire and we may fail to reach agreement with the sellers and complete the purchases of any properties we do want to acquire. In addition, any properties we may acquire may not generate returns or rents which exceed our operating and capital costs,

•
We may not realize the benefits we expect from the SMTA Transaction, including a more secure financial profile, increased scale and greater diversity in tenant base, property type and geography, and we may realize losses as a result of the transaction,

•
We believe that our portfolio agreements include diverse groups of properties. Our portfolio agreements may not increase the security of our cash flows or increase the likelihood our agreements will be renewed as we expect,

•	We expect that most of our acquisition efforts will focus on hotel and net lease service-oriented based properties; however, the focus of our acquisition efforts may include other types of properties,

•
To reduce our leverage, we have sold assets and have targeted additional assets to sell aggregating approximately $800.0 million. We may not complete the sales of any additional assets we plan to sell, and we may determine to sell fewer, additional or other assets than those we may target for sale. Also, we may sell assets at prices that are less than we expect and less than their carrying values and we may incur losses on these sales or with respect to these assets, or may not ultimately use any proceeds we may receive to reduce debt leverage,

•
Contingencies in our acquisition and sale agreements may not be satisfied and any expected acquisitions and sales and any related management or lease arrangements we expect to enter may not occur, may be delayed or the terms of such transactions or arrangements may change,

•
At September 30, 2019, we had $17.0 million of cash and cash equivalents, $210.0 million available under our $1.0 billion revolving credit facility and security deposits and guarantees covering some of our minimum returns and rents. These statements may imply that we have sufficient working capital and liquidity. However, our managers and tenants may not be able to fund minimum returns and rents due to us from operating our properties or from other resources; in the past and currently, certain of our tenants and managers have in fact not paid the minimum amounts due to us from their operations of our leased or managed properties. Also, certain of the security deposits and guarantees we have to cover any such shortfalls are limited in amount and duration, and any security deposits we apply for such shortfalls do not result in additional cash flows to us. Our properties require, and we have agreed to provide, significant funding for capital improvements, renovations and other matters. Accordingly, we may not have sufficient working capital or liquidity,

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

•
The business and property management agreements between us and RMR LLC have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms,

•
We believe that our relationships with our related parties, including RMR LLC, RMR Inc., TA, Sonesta and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize,

•
Marriott has notified us that it does not intend to extend its lease for our resort hotel on Kauai, Hawaii when that lease expires on December 31, 2019. We are in negotiations with Marriott regarding this hotel and other hotels managed by Marriott. If we and Marriott are unable to reach agreement, we will evaluate alternatives for the Kauai hotel, which may include rebranding or selling the hotel. These statements may imply that Marriott will not operate the Kauai hotel in the future or that we may have other alternatives for this hotel that may be more beneficial to maintaining Marriott as the operator of that hotel if we are unable to reach agreement with Marriott. At this time, we cannot predict how our negotiations with Marriott will impact the future of the Kauai hotel or our disposition plans for certain hotels. For example, the Kauai hotel may continue to be operated by Marriott on different contract terms than the current lease, we may identify a different operator for this hotel or the cash flows which we receive from our ownership of this hotel may be different than the rent we now receive. Also, although the current lease expires on December 31, 2019, we and Marriott may agree upon a different termination date. Our discussions with Marriott are ongoing and we cannot be certain we will reach any agreement with Marriott for the Kauai or any other Marriott managed hotel that we own and our disposition plans may change or we may sell more or less assets than we currently intend or none at all. There can be no assurance we can find buyers for our properties or sell them at attractive prices,

•
We are exiting our relationship with Wyndham and expect to rebrand or sell our 22 hotels currently managed by Wyndham. There can be no assurance that rebranding any of these hotels will result in improved performance. In fact, rebranding hotels will result in short term disruption to operations. In addition, we cannot be sure we will be able to sell any of these hotels and any sales we may complete may be at prices less than we expect and less than net book value. We may incur losses in connection with any rebranding or sales of these hotels or as a result of any plan to rebrand or sell these hotels,

•
We expect to receive a capital distribution in the fourth quarter of 2019 in connection with the dissolution of AIC. We cannot be sure that such distribution will occur when expected or at all or what the amount of any such distribution will be, and

•
We are currently exploring secured financing and the formation of a joint venture with a portfolio of travel centers. There can be no assurance we will be successful with any financing or this venture or move forward at all with such transactions.

Currently unexpected results could occur due to many different circumstances, some of which are beyond our control, such as acts of terrorism, natural disasters, changes in our managers’ or tenants’ revenues or expenses, changes in our managers’ or tenants’ financial conditions, the market demand for hotel rooms or the goods and services provided at our properties or changes in capital markets or the economy generally.
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
Statement Concerning Limited Liability
The Amended and Restated Declaration of Trust establishing Service Properties Trust (formerly known as Hospitality Properties Trust), dated August 21, 1995, as amended and supplemented, as filed with the State Department of Assessments and Taxation of Maryland, provides that no trustee, officer, shareholder, employee or agent of Service Properties Trust shall be held to any personal liability, jointly or severally, for any obligation of, or claim against, Service Properties Trust. All persons dealing with Service Properties Trust in any way shall look only to the assets of Service Properties Trust for the payment of any sum or the performance of any obligation.

Part II Other Information
Item 1A. Risk Factors
Our business faces many risks, a number of which are described under the caption “Risk Factors” in our 2018 Annual Report. The completion of the SMTA Transaction may subject us to additional risks that are described below. The risks described in our 2018 Annual Report and below may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our 2018 Annual Report or described below occurs, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our 2018 Annual Report and below, and the information contained under the caption “Warning Concerning Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities.
Risks Related to us as a Result of the Completion of the SMTA Transaction
Our Normalized FFO per share may not increase as a result of the completion of the SMTA Transaction.
We believe the SMTA Transaction will increase our Normalized FFO per share in 2020 on an annualized basis after expected asset sales. Any unexpected event, including, but not limited to, performance of the SMTA portfolio below our expectations and our receipt of proceeds from asset sales below our target, may lead to our realizing Normalized FFO per share below our expectations or in a decrease in Normalized FFO per share. Furthermore, our existing business is subject to various risks, including risks beyond our control. As a result, even if the SMTA portfolio performs as we expect and we receive our targeted proceeds on asset sales, our Normalized FFO may not increase following the SMTA Transaction and it could decline.
The SMTA properties have significantly increased our property portfolio and we are now operating in industries that are new to us, and we may not successfully integrate or operate these properties and we expect to incur additional costs.
The SMTA Transaction involved the acquisition of 767 properties. We and RMR LLC are devoting significant management time and attention to integrating and operating these properties. Unexpected difficulties or delays may arise during this integration process, including, for example, difficulties or delays in transitioning the management or financial and tax reporting functions with respect to all, or some of, the acquired properties. Similarly, we will incur additional costs to lease these properties, which may exceed the amounts we expect. Historically, our property management agreement with RMR LLC has been limited to the office building component of one of our hotels. The SMTA properties were added to the property management agreement upon closing the SMTA Transaction, resulting in a significant increase in the scope of property management services RMR LLC is providing to us and our costs for property management services. Also, any unexpected transition and integration difficulties and any increased costs may reduce, delay or eliminate the benefits we expect to realize from the SMTA Transaction.
Following the closing of the SMTA Transaction, we have an expanded portfolio and operations in industries that are new to us and in which we have limited or no experience. Our future success will depend, in part, upon our ability to: adapt to operating and competing in new industries; attract and retain tenants in these new markets at rents that we expect; integrate new operations into our existing business in an efficient and timely manner; successfully manage our operations and costs; avoid this new operation negatively impacting the performance of our existing business; and maintain necessary internal controls. We cannot be sure that we will be able to increase future cash flows or property level rent coverage, maintain current rents and occupancy at the SMTA properties, that we will realize any expected benefits from the SMTA Transaction, particularly with respect to the properties in new industries in which we have limited or no experience, or that the SMTA Transaction will not negatively impact the performance of our existing business.
We may be subject to unknown or contingent liabilities related to the SMTA properties for which we may have no recourse against SMTA.
The SMTA properties may be subject to unknown or contingent liabilities, including environmental liabilities, for which we may have no recourse against SMTA. The amount of liabilities associated with the SMTA properties may exceed our expectations. We do not believe that it is possible to understand fully a property before it is owned and operated for a reasonable period of time, and, notwithstanding pre-acquisition due diligence, we may have acquired a property that contains undisclosed defects in design or construction or which was not properly operated.

Risks Relating to Our Indebtedness
In connection with the SMTA Transaction, we incurred significant additional indebtedness.
In connection with the SMTA Transaction, we incurred significant additional indebtedness. This increased indebtedness could adversely affect us for numerous reasons, including by:

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
We intend to sell approximately $800 million of assets to reduce our debt levels. We may not achieve our asset disposition plan, which may limit our ability to reduce leverage and adversely affect our credit profile.
We have identified approximately $800 million of assets to be sold to reduce our debt levels. Although we have made some sales in furtherance of this plan, we cannot be sure that we will be able to find attractive sale opportunities for additional assets or that any sale will be completed in a timely manner, if at all. Our ability to sell these or any of our other properties, and the prices we receive upon a sale, may be affected by many factors, and we may be unable to execute our strategy. In particular, these factors could arise from weakness in or the lack of an established market for a property, changes in the financial condition or prospects of prospective purchasers and the tenants of the properties, the terms of the leases with tenants at the properties, the characteristics, quality and prospects of the properties, and the availability of financing to potential purchasers on reasonable terms, the number of prospective purchasers, the number of competing properties in the market, unfavorable local, national or international economic conditions, industry trends, and changes in laws, regulations or fiscal policies of jurisdictions in which the property is located. We may not succeed in selling properties that we have identified, or in the future identify, for sale, the terms of any such sales may not meet our expectations and we may incur losses in connection with these potential sales. In addition, we may elect to change the amount or mix of assets we may seek to sell or to otherwise change or abandon the plan. If we are unable to realize proceeds from the sale of properties sufficient to allow us to reduce our leverage to a level we believe appropriate or which ratings agencies and possible financing sources believe appropriate, our credit ratings may be lowered, we may reduce our acquisition activity, we may reduce the amount we invest in our properties or pay for expenses and we may reduce the amount of distributions we pay to our shareholders.
Our credit ratings have been adversely affected by the SMTA Transaction.
As a result of the SMTA Transaction, S&P Global assigned a negative outlook to our credit ratings and Moody’s downgraded our credit ratings. These negative actions imply that our debt ratings may be downgraded to below "investment grade." If our credit ratings are further downgraded, we may have difficulty accessing debt capital markets to meet our obligations or pursue business opportunities and the costs of any debt we do obtain may be increased. For example, the interest rates we are required to pay on our revolving credit facility, term loan and our other floating rate debt obligations will increase if our debt ratings are further downgraded. We intend to sell some assets to reduce leverage and to take other actions which we believe may avoid our credit ratings being downgraded below investment grade; however, we can provide no assurance that these efforts will be successful in avoiding our credit ratings being downgraded below investment grade.
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

•
Our declaration and payment of distributions is subject to compliance with restrictions contained in our revolving credit facility and term loan agreement and may be subject to restrictions governing future debt that we may incur;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended September 30, 2019:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2019	5,041	$25.20	$—	$—
September 2019	24,293	25.64	$—	$—
Total	29,334	$25.56	$—	$—

(1)
These common share withholdings and purchases were made to satisfy the tax withholding and payment obligations of certain of our current and former officers and certain other current and former RMR LLC employees in connection with awards of our common shares and the vesting of awards of those and prior awards of common shares to them. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.

Item 6. Exhibits

Exhibit Number	Description
3.1
Composite Copy of Amended and Restated Declaration of Trust, dated as of August 21, 1995, as amended to date. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 23, 2019.)

3.2
Composite Copy of Amended and Restated Declaration of Trust, dated as of August 21, 1995, as amended to date. (marked copy) (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 23, 2019.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 23, 2019.)
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

4.14
Sixth Supplemental Indenture, dated as of September 18, 2019, between the Company and U.S. Bank National Association, relating to the Company’s 4.350% Senior Notes due 2024, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 18, 2019.)

4.15
Seventh Supplemental Indenture, dated as of September 18, 2019, between the Company and U.S. Bank National Association, relating to the Company’s 4.750% Senior Notes due 2026, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 18, 2019.)

4.16
Eighth Supplemental Indenture, dated as of September 18, 2019, between the Company and U.S. Bank National Association, relating to the Company’s 4.950% Senior Notes due 2029, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 18, 2019.)

4.17
Registration Rights and Lock-Up Agreement, dated as of June 5, 2015, among the Company, ABP Trust (f/k/a Reit Management & Research Trust), Barry M. Portnoy and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

10.1
Seventh Amendment to Management Agreement, dated as of October 9, 2019, among HPT TRS IHG-2, Inc., InterContinental Hotels Group Resources, Inc., IHG Management (Maryland) LLC and InterContinental Hotels Group (Canada), Inc. (Filed herewith).

10.2	Second Amended and Restated Lease Agreement No. 1, dated as of October 14, 2019, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Filed herewith.)
10.3	Second Amended and Restated Lease Agreement No. 2, dated as of October 14, 2019, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Filed herewith.)
10.4	Second Amended and Restated Lease Agreement No. 3, dated as of October 14, 2019, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Filed herewith.)
10.5	Second Amended and Restated Lease Agreement No. 4, dated as of October 14, 2019, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Filed herewith.)
10.6	Amended and Restated Lease Agreement No. 5, dated as of October 14, 2019, among Highway Ventures Properties Trust, Highway Ventures Properties LLC and TA Operating LLC. (Filed herewith.)
10.7
Amended and Restated Guaranty Agreement, dated as of October 14, 2019, by TravelCenters of America Inc. for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (relating to Second Amended and Restated Lease Agreement No. 1). (Filed herewith.)

10.8
Amended and Restated Guaranty Agreement, dated as of October 14, 2019, by TravelCenters of America Inc. for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (relating to Second Amended and Restated Lease Agreement No. 2). (Filed herewith.)

10.9
Amended and Restated Guaranty Agreement, dated as of October 14, 2019, by TravelCenters of America Inc. for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (relating to Second Amended and Restated Lease Agreement No. 3). (Filed herewith.)

10.10
Amended and Restated Guaranty Agreement, dated as of October 14, 2019, by TravelCenters of America Inc. for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (relating to Second Amended and Restated Lease Agreement No. 4). (Filed herewith.)

10.11
Amended and Restated Guaranty Agreement, dated as of October 14, 2019, by TravelCenters of America Inc. for the benefit of Highway Ventures Properties Trust and Highway Ventures Properties LLC (relating to Amended and Restated Lease Agreement No. 5). (Filed herewith.)

10.12
Representative Form of Management Agreement between Sonesta International Hotels Corporation and Cambridge TRS, Inc. (full service). (Incorporated by reference to the Company’s Current Report on Form 8-K dated April 23, 2012.) (Schedule of applicable agreements filed herewith.)

10.13	Pooling Agreement, dated April 23, 2012, as updated through November 1, 2019, among Sonesta International Hotels Corporation, Cambridge TRS, Inc. and HPT Clift TRS LLC. (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)

Exhibit Number	Description
32.1	Section 1350 Certification. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVICE PROPERTIES TRUST

/s/ John G. Murray
John G. Murray
President and Chief Executive Officer
Dated: November 8, 2019

/s/ Brian E. Donley
Brian E. Donley
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: November 8, 2019