Form 10-K
period 2019-12-31
Service Properties Trust
filed 2020-03-02
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
OR
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting common shares of beneficial interest, $.01 par value, or common shares, of the registrant held by non-affiliates was approximately $4.1 billion based on the $25.00 closing price per common share on The Nasdaq Stock Market LLC on June 28, 2019. For purposes of this calculation, an aggregate of 2,104,281 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant have been included in the number of common shares held by affiliates.
Number of the registrant’s common shares outstanding as of February 26, 2020: 164,561,654.
References in this Annual Report on Form 10-K to the Company, SVC, we, us or our include Service Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2019.

WARNING CONCERNING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Whenever we use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “will,” “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Annual Report on Form 10-K relate to various aspects of our business, including:

•	Our managers’ and tenants’ abilities to pay the contractual amounts of returns, rents or other obligations due to us,

•	Potential defaults on, or non-renewal of, leases by our tenants,

•	Decreased rental rates or increased vacancies,

•	Our sales and acquisitions of properties,

•	Our ability to compete for acquisitions effectively,

•	Our policies and plans regarding investments, financings and dispositions,

•	Our ability to pay distributions to our shareholders and to sustain the amount of such distributions,

•	Our ability to pay interest on and principal of our debt,

•	Our ability to raise debt or equity capital,

•	Our ability to appropriately balance our use of debt and equity capital,

•	Our intent to make improvements to certain of our properties and the success of our hotel renovations,

•	Our ability to engage and retain qualified managers and tenants for our hotels and net lease properties on satisfactory terms,

•	Our ability to diversify our sources of rents and returns that improve the security of our cash flows,

•	The future availability of borrowings under our revolving credit facility,

•	Our credit ratings,

•	Our expectation that we benefit from our relationships with The RMR Group Inc., or RMR Inc.,

•	Our qualification for taxation as a real estate investment trust, or REIT,

•	Changes in federal or state tax laws, and

•	Other matters.
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, funds from operations, or FFO, available for common shareholders, normalized FFO available for common shareholders, cash flows, liquidity and prospects include, but are not limited to:

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

•
Actual and potential conflicts of interest with our related parties, including our managing trustees, TravelCenters of America Inc., or TA, Sonesta Holdco Corporation, or Sonesta, RMR Inc., The RMR Group LLC, or RMR LLC, and others affiliated with them.

i

For example:

•
Our ability to make future distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our future earnings, the capital costs we incur to acquire and maintain our properties and our working capital requirements. We may be unable to pay our debt obligations or to maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,

•
Certain of our aggregate annual minimum returns and rents are secured by guarantees or security deposits from our managers and tenants. This may imply that these minimum returns and rents will be paid. In fact, certain of these guarantees and security deposits are limited in amount and duration and all the guarantees are subject to the guarantors’ abilities and willingness to pay. We cannot be sure of the future financial performance of our properties and whether such performance will cover our minimum returns and rents, whether the guarantees or security deposits will be adequate to cover future shortfalls in the minimum returns or rents due to us which they guarantee or secure, or regarding our managers’, tenants’ or guarantors’ future actions if and when the guarantees and security deposits expire or are depleted or their abilities or willingness to pay minimum returns and rents owed to us. Moreover, the security deposits we hold are not segregated from our other assets and although the application of security deposits to cover payment shortfalls will result in us recording income, but will not result in us receiving additional cash. Because we do not receive any additional cash payment as we apply security deposits to cover payment shortfalls, the failure of our managers or tenants to pay minimum returns or rents due to us may reduce our cash flows and our ability to pay distributions to shareholders,

•
We have no guarantees or security deposits for the minimum returns due to us from our Sonesta agreement or under our Wyndham agreement. Accordingly, we may receive amounts that are less than the contractual minimum returns stated in these agreements,

•
We have recently renovated certain hotels and are currently renovating additional hotels. We currently expect to fund approximately $150.0 million in 2020 for renovations and other capital improvement costs at certain of our hotels. The cost of capital projects associated with such renovations may be greater than we currently anticipate. Operating results at our hotels may decline as a result of having rooms out of service or other disruptions during renovations. Also, while our funding of these capital projects will cause our contractual minimum returns to increase, the hotels’ operating results may not increase or may not increase to the extent that the minimum returns increase. Accordingly, coverage of our minimum returns at these hotels may remain depressed for an extended period,

•
If general economic activity in the country declines, the operating results of certain of our properties may decline, the financial results of our managers and our tenants may suffer and these managers and tenants may be unable to pay our returns or rents. Also, depressed operating results from our properties for extended periods may result in the operators of some or all of our properties becoming unable or unwilling to meet their obligations or their guarantees and security deposits we hold may be exhausted,

•
Hotel and other competitive forms of temporary lodging supply (for example, Airbnb) have been increasing and may affect our hotel operators’ ability to grow average daily rate, or ADR, and occupancy, and ADR and occupancy could decline due to increased competition which may cause our hotel operators to become unable to pay our returns or rents,

•
If the current level of commercial activity in the country declines, if the price of diesel fuel increases significantly, if fuel conservation measures are increased, if freight business is directed away from trucking, if TA is unable to effectively compete or operate its business, if fuel efficiencies, the use of alternative fuels or transportation technologies reduce the demand for products and services TA sells or for various other reasons, TA may become unable to pay current and deferred rents due to us,

•
Cash flows generated by certain tenant businesses may not be sufficient for a tenant to meet its obligations to us. Our tenants’ failures to successfully operate their businesses could materially and adversely affect us.

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

•
To reduce our leverage, we have sold assets and have targeted additional assets to sell. We may not complete the sales of any additional assets we plan to sell, and we may determine to sell fewer, additional or other assets than those we may target for sale. Also, we may sell assets at prices that are less than we expect and less than their carrying values and we may incur losses on these sales or with respect to these assets, or may not ultimately use any proceeds we may receive to reduce debt leverage,

•
Contingencies in our acquisition and sale agreements may not be satisfied and any expected acquisitions and sales and any related management or lease arrangements we expect to enter may not occur, may be delayed or the terms of such transactions or arrangements may change,

•
At December 31, 2019, we had $27.6 million of cash and cash equivalents, $623.0 million available under our $1.0 billion revolving credit facility and security deposits and guarantees covering some of our minimum returns and rents. These statements may imply that we have sufficient working capital and liquidity. However, our managers and tenants may not be able to fund minimum returns and rents due to us from operating our properties or from other resources. In the past and currently, certain of our tenants and managers have in fact not paid the minimum amounts due to us from their operations of our leased or managed properties. Also, certain of the security deposits and guarantees we have to cover any such shortfalls are limited in amount and duration, and any security deposits we apply for such shortfalls do not result in additional cash flows to us. Our properties require, and we have agreed to provide, significant funding for capital improvements, renovations and other matters. Accordingly, we may not have sufficient working capital or liquidity,

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

•
The business and property management agreements between us and RMR LLC have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms,

•
This Annual Report on Form 10-K states that the transactions contemplated by our transaction agreement with Sonesta and the terms thereof were evaluated, negotiated and recommended to our Board of Trustees for approval by a special committee of our Board of Trustees comprised solely of our Independent Trustees and were separately approved and adopted by our Independent Trustees and by our Board of Trustees and that Citigroup Global Markets Inc. acted as a financial advisor to us. Despite this process, we could be subject to claims challenging the transaction agreement or the restructuring of our business arrangements with Sonesta or our entry into the transaction agreement and related agreements because of the multiple relationships among us, Sonesta, Adam Portnoy and their related persons and entities or other reasons, and defending even meritless claims could be expensive and distracting to management,

•
We believe that our relationships with our related parties, including RMR LLC, RMR Inc., TA, Sonesta and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize, and

•
We are currently marketing 53 hotels for sale or rebranding. In addition, we expect to sell, rebrand or repurpose all 39 of the extended stay hotels currently managed by Sonesta. There can be no assurance that rebranding, repurposing or selling any of these hotels will result in improved performance. In fact, rebranding or repurposing hotels will result in short term disruption to operations. In addition, we cannot be sure we will be able to sell any of these hotels and any sales we may complete may be at prices less than we expect and less than net book value. We may incur losses in connection with any rebranding, repurposing or sales of these hotels or as a result of any plan to rebrand, repurpose or sell these hotels.

Currently unexpected results could occur due to many different circumstances, some of which are beyond our control, such as acts of terrorism, natural disasters, changes in our managers’ or tenants’ financial conditions, the market demand for hotel rooms or the goods and services provided at our properties or changes in capital markets or the economy generally.
The information contained elsewhere in this Annual Report on Form 10-K or in our other filings with the Securities and Exchange Commission, or the SEC, including under the caption “Risk Factors,” or incorporated herein or therein, identifies other important factors that could cause differences from our forward-looking statements. Our filings with the SEC are available on the SEC’s website at www.sec.gov.
You should not place undue reliance upon our forward-looking statements.
Except as required by law, we do not intend to update or change any forward-looking statements as a result of new information, future events or otherwise.
Statement Concerning Limited Liability
The Amended and Restated Declaration of Trust establishing Service Properties Trust dated August 21, 1995, as amended and supplemented, as filed with the State Department of Assessments and Taxation of Maryland, provides that no trustee, officer, shareholder, employee or agent of Service Properties Trust shall be held to any personal liability, jointly or severally, for any obligation of, or claim against, Service Properties Trust. All persons dealing with Service Properties Trust in any way shall look only to the assets of Service Properties Trust for the payment of any sum or the performance of any obligation.

SERVICE PROPERTIES TRUST
2019 FORM 10-K ANNUAL REPORT

v

PART I
Item 1. Business
The Company. We are a real estate investment trust, or REIT, formed in 1995 under the laws of the State of Maryland. As of December 31, 2019, we owned 329 hotels with 51,349 rooms or suites and 816 service-oriented retail properties with approximately 14.9 million square feet. Our principal place of business is Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and our telephone number is (617) 964-8389.
On September 20, 2019, we acquired a 767-property net lease portfolio located in 45 states from Spirit MTA REIT, a Maryland REIT, (NYSE: SMTA), or SMTA, for an aggregate transaction value of $2.5 billion, or the SMTA Transaction. The portfolio consisted of 767 service-oriented retail properties net leased to tenants in 23 distinct industries and 163 brands that include quick service and casual dining restaurants, movie theaters, health and fitness, automotive parts and services and other service-oriented and necessity-based industries.
Our principal internal growth strategy is to apply asset management strategies to aid our hotel operators in improving performance and to participate through additional returns and percentage rents in increases in the operating income of our managed hotel properties. We actively manage our net lease portfolio by identifying asset recycling opportunities, monitoring the credit of our tenants and engaging in early lease renewal discussions. Our asset management team also works closely with our operators to ensure our hotels and net lease properties are well maintained and that capital investments are well planned and executed efficiently in order to maximize the long term value of our properties.
Our external growth strategy is defined by our acquisition, disposition and financing policies as described below. Our investment, financing and disposition policies and business strategies are established by our Board of Trustees and may be changed by our Board of Trustees at any time without shareholder approval.
HOTEL PORTFOLIO
As of January 1, 2020, we owned 329 hotels which were managed by or leased to separate subsidiaries of InterContinental Hotels Group, plc, or IHG, Marriott International, Inc., or Marriott, Sonesta International Hotels Corporation, or Sonesta (used to refer to subsidiaries of Sonesta Holdco Corporation as of February 27, 2020), Hyatt Hotels Corporation, or Hyatt, Radisson Hospitality, Inc., or Radisson, and Wyndham Hotels & Resorts, Inc., or Wyndham under six operating agreements. Our hotel operating agreements have initial terms expiring between 2020 and 2037. Each of these agreements is for between nine and 122 of our hotels. In general, these agreements contain renewal options for all, but not less than all, of the affected properties included in each agreement, and the renewal terms range between 15 to 60 years. Most of these agreements require the third party manager or tenant to: (1) make payments to us of minimum returns or minimum rents; (2) deposit a percentage of total hotel sales into reserves established for the regular refurbishment of our hotels, or FF&E reserves; and (3) for our managed hotels, make payments to our wholly owned “taxable REIT subsidiaries” as defined in Section 856(l) of the U.S. Internal Revenue Code of 1986, as amended, or TRSs, of additional returns to the extent of available cash flows after payment of operating expenses, funding of the FF&E reserves, payment of our minimum returns, payment of management fees and, in certain instances, replenishment of security deposits or guarantees. Some of our managers or tenants or their affiliates have provided deposits or guarantees to secure their obligations to pay us. See “Principal Management Agreement or Lease Features” below for more information regarding our agreements.
See Note 5 of the Notes to Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K for more information about changes to our Marriott and Sonesta agreements.

The following table summarizes the brand affiliations under which our hotels operate as of December 31, 2019:

		Number of	Number of
Brand	Manager	Properties	Rooms or Suites	Investment (1)
Courtyard by Marriott®	Marriott	71	10,265	$1,020,831
Royal Sonesta Hotels®	Sonesta	7	2,666	885,655
Sonesta ES Suites®	Sonesta	39	4,731	649,316
Crowne Plaza®	IHG	11	4,141	643,913
Candlewood Suites®	IHG	61	7,553	603,372
Residence Inn by Marriott®	Marriott	35	4,488	562,374
Kimpton® Hotels & Restaurants	IHG	5	1,421	482,474
Sonesta Hotels & Resorts®	Sonesta	7	2,135	428,526
Staybridge Suites®	IHG	20	2,481	355,159
Hyatt Place®	Hyatt	22	2,724	301,942
Radisson® Hotels & Resorts and Radisson Blu®	Radisson	6	1,509	235,724
InterContinental Hotels and Resorts®	IHG	3	804	219,021
Wyndham Hotels and Resorts® and Wyndham Grand®	Wyndham	4	1,158	115,401
Marriott® Hotel	Marriott	2	748	131,798
TownePlace Suites by Marriott®	Marriott	12	1,321	118,926
Hawthorn Suites®	Wyndham	16	1,756	102,363
Holiday Inn®	IHG	3	754	73,883
Country Inns & Suites® by Radisson	Radisson	3	430	53,415
SpringHill Suites by Marriott®	Marriott	2	264	25,906
Total Hotels		329	51,349	$7,009,999

(1)
Represents historical cost of our properties plus capital improvements funded by us less impairment write-downs, if any, and excludes capital improvements made from FF&E reserves, funded from hotel operations that do not result in increases in minimum returns or rents.

The following table details the chain scale and service level of our hotels, as categorized by STR, Inc., or STR, a data benchmarking and analytic provider for the lodging industry, as of December 31, 2019:

	Service Level
Chain Scale (1)	Full Service	Select Service	Extended Stay	Total
Luxury	10	—	—	10
Upper Upscale	15	—	—	15
Upscale	20	95	94	209
Upper Midscale	6	—	12	18
Midscale	—	—	77	77
Totals	51	95	183	329

(1)	Chain scales are defined by STR. Chain scale segments are grouped primarily according to average room rates.
NET LEASE PORTFOLIO
As of December 31, 2019, we owned 816 service-oriented retail properties with approximately 14.9 million square feet that are primarily subject to “triple net” leases, or leases where the tenant is generally responsible for the payment of operating expenses and capital expenditures of the property during the lease term. In general, our lease agreements include renewal terms, require the tenant to make rent payments to us and include future fixed rent increases, rent increases based on the consumer price index, or CPI, or percentage rent. As of December 31, 2019, our net lease portfolio was occupied by 194 tenants with a weighted (by annual minimum rent) lease term of 11.4 years, operating under 131 brands in 23 distinct industries. The portfolio is leased to tenants that include travel centers, quick service and casual dining restaurants, movie theaters, health and fitness centers, automotive parts and services and other businesses in service-oriented and necessity-based industries across 44 states.
TravelCenters of America Inc. and its subsidiaries, or TA, is our largest tenant. As of December 31, 2019, we leased 179 travel centers to TA under five leases that expire between 2029 and 2035; 134 of our travel centers are operated under the TravelCenters of America®, or TA®, brand name and 45 are operated under the Petro Stopping Centers®, or Petro®, brand name. As of December 31, 2019, we have invested $2.3 billion in 134 TA® branded properties with 3,720,693 square feet and $1.0 billion in 45 Petro® branded properties with 1,470,004 square feet.

Substantially all our travel centers are full service sites located at or near an interstate highway exit and offer fuel and non-fuel products and services 24 hours per day, 365 days per year. Our typical travel center includes over 25 acres of land with parking for approximately 200 tractor trailers and approximately 100 cars; a full service restaurant and one or more quick service restaurants which are operated under nationally recognized brands; a truck repair facility and parts store; multiple diesel and gasoline fueling points, including diesel exhaust fluid at the diesel lanes; a travel store; a game room; a lounge and other amenities for professional truck drivers and motorists.
For more information about our net lease portfolio, see Notes 5 and 8 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
PRINCIPAL MANAGEMENT AGREEMENT OR LEASE FEATURES
As of January 1, 2020, our 329 hotels (including one leased hotel) are included in six portfolio agreements; 328 hotels are leased to our wholly owned TRSs and managed by hotel operating companies and one hotel is leased to a hotel operating company. The principal features of hotel agreements are as follows:

•	Minimum Returns or Minimum Rent. All of our hotel agreements require our managers or tenants to pay to us annual minimum returns or minimum rent.

•
Additional Returns or Percentage Rent. In addition, our hotel agreements provide for payment of additional returns to us generally based on excess cash flows after payment of hotel operating expenses, funding the FF&E reserve, if any, payment of our minimum returns, payment of management fees and, in certain instances, replenishment of the security deposit or guarantee.

•
Long Terms. Our hotel management agreements and leases generally have initial terms of 15 years or more. The weighted average term remaining for our hotel agreements (weighted by our investments as of December 31, 2019) is 15.3 years, without giving effect to any renewal options our managers and tenants may have.

•
Pooled Agreements. All of our hotel properties are included in one of six agreements. The manager’s or tenant’s obligations with respect to each property in a portfolio agreement are subject to cross default with the obligation with respect to all the other properties in the same portfolio agreement.

•	Geographic Diversification. We have broad geographical diversification across our hotel portfolio as a whole as well as within individual hotel portfolio agreements.

•
Strategic Locations. Our hotel properties are located in the vicinity of major demand generators such as large suburban office parks, urban centers, airports, medical or educational facilities or major tourist attractions.

•	All or None Renewals. All manager or tenant renewal options for each portfolio agreement of our hotel properties may only be exercised on an all or none basis and not for separate properties.

•	Property Maintenance. Most of our hotel agreements require the deposit of 5% to 6.5% of annual gross hotel revenues into escrows to fund periodic renovations.

•
Security Features. Most of our hotel management agreements include various terms intended to secure the payments to us, including some or all of the following: cash security deposits which we receive but do not escrow; subordination of management fees payable to the operator to some or all of our minimum return or rent; and full or limited guarantees from the manager’s or tenant’s parent company. Four of our six hotel portfolio agreements, a total of 256 hotels, have minimum returns or minimum rents payable to us which are subject to full or limited guarantees or are backed by security deposits. These properties represent 45.2% of our total minimum returns and minimum rents at December 31, 2019. We do not have any security deposits or guarantees for two of our six hotel portfolio agreements, a total of 73 hotels, representing 16.6% of our total annual minimum returns and minimum rents as of December 31, 2019. Accordingly, the minimum returns we are paid under these agreements will depend exclusively upon the performance of the hotels.

•
Management Fees. Base and incentive management fees under most of our hotel management agreements are subordinate to payment of our annual minimum returns. Our hotel managers also have the ability to earn incentive management fees generally based on excess cash flows after payment of hotel operating expenses, funding of the required FF&E reserve, if any, payment of our minimum returns, payment of management fees and in certain instances, replenishment of the security deposit or guarantee.

In general, our 816 net lease properties are subject to leases pursuant to which the tenants pay fixed annual rents on a monthly, quarterly or semi-annual basis, and also pay or reimburse us for all, or substantially all, property level operating and maintenance expenses, such as real estate taxes, insurance, utilities and repairs, including increases with respect thereto. Our net lease tenants are responsible to maintain the properties including structural and non-structural components. Certain of our net lease properties also have future rent increases included in the leases either at a fixed amount or based on changes in CPI. Certain of our lease agreements also require payment of percentage rent to us based on increases in certain gross property revenues over threshold amounts. Certain of our net lease properties, including all our TA properties, are subject to pooling agreements and include all or none renewal options.
INVESTMENT AND OPERATING POLICIES
Our investment objectives include increasing cash flows from operations from dependable and diverse sources in order to increase per-share distributions to our shareholders. To achieve these objectives, we seek to: maintain a strong capital base of shareholders’ equity; invest in high quality properties operated by qualified operating companies; use moderate debt leverage to fund additional investments which increase cash flows from operations because of positive spreads between our cost of investment capital and investment yields; structure investments which generate a minimum return and provide an opportunity to participate in operating growth at our properties; when market conditions permit, refinance debt with additional equity or long term debt; and pursue diversification so that our cash flows from operations come from diverse properties and operators.
Generally, we provide capital to owners and operators in service related industries who wish to expand their businesses or divest their properties while remaining in the service business. In addition, many other hospitality REITs seek to control the operations of properties in which they invest and generally design their management agreements or leases to capture substantially all net operating income from their properties’ businesses. Most of our agreements with our managers and tenants are designed with the expectation that, over their terms, net operating income from our properties that accrues to the benefit of the operator will generally exceed the amount that would accrue to them under a typical management agreement or lease. We believe that this difference in operating philosophy may afford us a competitive advantage over other REITs in identifying and obtaining high quality investment opportunities on attractive terms, obtaining qualified managers and tenants to operate our properties and increase the dependability of our cash flows used to pay distributions.
Our first investment in travel centers was structured differently than all our other investments. We acquired an operating travel centers business, reorganized the business to retain substantially all of the real estate and then distributed a tenant operating company to our shareholders. We may in the future make investments in this fashion or in a manner different from our other investments.
One of our goals in completing the SMTA Transaction was to acquire single tenant, net lease service-oriented based properties to further diversify our sources of rents and returns with the intention of improving the security of our cash flows.
Because we are a REIT, we generally may not operate our properties. We or our tenants have entered into arrangements for operation of our properties. Under the U.S. Internal Revenue Code of 1986, as amended, or the IRC, we may lease our hotels to one of our TRSs if the hotel is managed by a third party. As of December 31, 2019, 327 of our hotels were leased to our TRSs and managed by third parties. Any income realized by a TRS in excess of the rent paid to us by the subsidiary is subject to income tax at customary corporate rates. As and if the financial performance of the hotels operated for the account of our TRSs improves, these taxes may become material.
Acquisition Policies. We intend to pursue growth through the acquisition of additional properties. Generally, we prefer to purchase multiple properties in one transaction or individual properties that can be added to a pre-existing portfolio agreement because we believe a single management or lease agreement, cross default covenants and all or none renewal rights for multiple properties in diverse locations enhance the credit characteristics and the security of our investments. In implementing our acquisition strategy, we consider a range of factors relating to proposed property purchases including:

•	Historical and projected cash flows;

•	The competitive market environment and the current or potential market position of each property;

•	The tax and regulatory circumstances of the market area in which the property is located;

•	The availability of a qualified manager or lessee;

•	The financial strength of the proposed manager or lessee;

•	The amount and type of financial support available from the proposed manager or lessee;

•	The property’s design, construction quality, physical condition and age and expected capital expenditures that may be needed to maintain the property or to enhance its operation;

•	The size of the property;

•	The location, type of property, market conditions and demographics of the area where it is located and surrounding demand generators;

•	The estimated replacement cost, capital improvement requirements and proposed acquisition price of the property;

•	Our weighted average long term cost of capital compared to projected returns we may realize by owning the property;

•	The reputation of any operator with which the property is or may become affiliated;

•	The level of services and amenities offered at the property;

•	The proposed management agreement or lease terms;

•	The brand under which the property operates or is expected to operate;

•	The strategic fit of the property or investment with the rest of our portfolio and our own plans;

•	The possibility that technological changes may affect the business operated at the property;

•	Other possible uses of the property if the current use is no longer viable; and

•	The existence of alternative sources, uses or needs for our capital and our debt leverage.
In determining the competitive position of a property, we examine the proximity and convenience of the property to its expected customer base, the number and characteristics of competitive properties within the property’s market area and the existence of barriers to entry for competitive properties within that market, including site availability and zoning restrictions. While we have historically focused on the acquisition of upscale limited service, extended stay and full service hotel properties and full service travel centers, we consider acquisitions in all segments of the hospitality industry. We expect most of our acquisition efforts will focus on hotel and net lease based properties; however, we may consider acquiring other types of properties, as well. An important part of our acquisition strategy is to identify and select or create qualified, experienced and financially stable operators.
Whenever we purchase an individual property or a small number of properties, we prefer arrangements in which these properties are added to agreements covering, and operated in combination with, properties we already own, but we may not always do so. We believe portfolios of diverse groups of properties may increase the security of our cash flows and likelihood our agreements will be renewed.
We have no policies which specifically limit the percentage of our assets that may be invested in any individual property, in any one type of property, in properties managed by or leased to any one entity, in properties operated under any one brand, in properties managed by or leased to an affiliated group of entities or in securities of one or more persons.
Other Investments. We prefer wholly owned investments in fee interests. However, we may invest in leaseholds, joint ventures, mortgages and other real estate interests. We may invest or enter into real estate joint ventures if we conclude that we may benefit from the participation of co-venturers or that the opportunity to participate in the investment is contingent on the use of a joint venture structure. We may invest in participating, convertible or other types of mortgages if we conclude that we may benefit from the cash flows or appreciation in the value of the mortgaged property. Convertible mortgages are similar to equity participation because they permit lenders to either participate in increasing revenues from the property or convert some or all of that mortgage into equity ownership interests. At December 31, 2019, we owned no convertible mortgages or joint venture interests.
We have in the past considered, and may in the future consider, the possibility of entering into mergers or strategic combinations with other companies. Our principal goal of any such transactions will be to increase our cash flows from operations and to further diversify our revenue sources.

We own common shares of TA and Sonesta. We may in the future acquire additional common shares of TA and Sonesta or securities of other entities, including entities engaged in real estate activities or we may sell these common shares. We may invest in the securities of other entities for the purpose of exercising control or otherwise, make loans to other persons or entities, engage in the sale of investments, offer securities in exchange for property or repurchase our securities.
We may not achieve some or all of our investment objectives.
Disposition Policies. We generally consider ourselves to be a long term owner of properties and are more interested in the long term earnings potential of our properties than selling properties for short term gains. However, we seek to strategically sell assets from time to time as part of managing our leverage, capital recycling, or as part of long term financing of other acquisitions. During 2019, we sold 150 net lease properties for aggregate proceeds of $821.2 million. We have previously announced our intention to sell approximately $300 million of hotel assets to reduce our financial leverage. We are currently marketing for sale or rebranding 20 Wyndham branded hotels with an aggregate carrying value of $111.3 million as of December 31, 2019, and 33 Marriott branded hotels with an aggregate carrying value of $224.9 million as of December 31, 2019. We also expect to sell, rebrand or repurpose 39 Sonesta branded hotels with an aggregate carrying value of $480.5 million. As of December 31, 2019, we had 19 net lease properties with a carrying value of $87.5 million classified as held for sale. For more information on these disposition activities, please refer to Note 4 in our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K. We currently make decisions to dispose of properties based on factors including, but not limited to, the following:

•	The property’s current and expected future performance;

•	The competition and demand generators near the property;

•	The proposed or expected sale price;

•	The age and capital required to maintain the property;

•	The strategic fit of the property with the rest of our portfolio and with our plans;

•	The manager’s or tenant’s desire to operate or cease operation of the property;

•	The remaining agreement term of the property, including the likelihood of a tenant exercising any renewal options;

•	Our intended use of the proceeds we may realize from the sale of a property;

•	The existence of alternative sources, uses or needs for our capital and our debt leverage; and

•	The tax implications to us and our shareholders of any proposed disposition.
Our Board of Trustees may change our investment and operating policies at any time without a vote of, or notice to, our shareholders.
FINANCING POLICIES
To maintain our qualification for taxation as a REIT under the IRC, we must distribute at least 90% of our annual REIT taxable income (excluding net capital gains). Accordingly, we generally will not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties and fund acquisitions and development or redevelopment efforts. Instead, we expect to repay our debts, invest in our properties and fund acquisitions and development or redevelopment efforts with borrowings under our revolving credit facility, proceeds from equity or debt securities we may issue (domestically or in foreign markets), including in subsidiaries, proceeds from our asset sales, or retained cash from operations that may exceed distributions paid.

We may seek to obtain other lines of credit or to issue securities senior to our common shares, including preferred shares of beneficial interest and debt securities, either of which may be convertible into common shares or be accompanied by warrants to purchase common shares, or to engage in transactions which may involve a sale or other conveyance or contribution of hotel, net lease or other properties or assets to subsidiaries or to other affiliates or unaffiliated entities. We may finance acquisitions, in whole or in part, by among other possible means, exchanging properties, issuing additional common shares or other securities or assuming outstanding mortgage debt on the acquired properties. We may also place new mortgages on our existing properties as a means of financing. The proceeds from any of our financings may be used to pay distributions, to provide working capital, to refinance existing indebtedness or to finance acquisitions and expansions of existing or new properties. For further information regarding our financing sources and activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Capital Resources” in this Annual Report on Form 10-K.
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
OTHER INFORMATION
Our Manager.  The RMR Group Inc., or RMR Inc., is a holding company and substantially all of its business is conducted by its majority owned subsidiary, The RMR Group LLC, or RMR LLC, a Maryland limited liability company. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, as the sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. and is a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. John G. Murray, our other Managing Trustee and our President and Chief Executive Officer,also serves as an officer and employee of RMR LLC. Our day to day operations are conducted by RMR LLC. RMR LLC originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR LLC has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and its telephone number is (617) 796-8390. RMR LLC or its subsidiaries also act as the manager to Industrial Logistics Properties Trust, or ILPT, Office Properties Income Trust, or OPI, Diversified Healthcare Trust (formerly known as Senior Housing Properties Trust), or DHC, and Tremont Mortgage Trust, or TRMT, and provides management and other services to other private and public companies, including Five Star Senior Living Inc., or Five Star, TA and Sonesta. As of the date of this Annual Report on Form 10-K, the executive officers of RMR LLC are: Adam Portnoy, President and Chief Executive Officer; David M. Blackman, Executive Vice President; Jennifer B. Clark, Executive Vice President, General Counsel and Secretary; Matthew P. Jordan, Executive Vice President, Chief Financial Officer and Treasurer; John G. Murray, Executive Vice President; and Jonathan M. Pertchik, Executive Vice President. Our Chief Financial Officer and Treasurer, Brian E. Donley, is a Vice President of RMR LLC, our Senior Vice President, Ethan S. Bornstein, is a Senior Vice President of RMR LLC and our Vice President, Todd Hargreaves, is a Vice President of RMR LLC. Messrs. Murray and Donley and other officers of RMR LLC also serve as officers of other companies to which RMR LLC or its subsidiaries provide management services.
Employees. We have no employees. Services which would otherwise be provided to us by employees are provided by RMR LLC and by our Managing Trustees and officers. As of December 31, 2019, RMR LLC has approximately 600 full time employees in its headquarters and regional offices located throughout the United States.

Competition. The hotel industry is highly competitive. Generally, our hotels are located in areas that include other hotels. Our hotels compete for customers based on brand affiliation, reputation, location, pricing, amenities and the ability to earn reward program points and other competitive factors. Increases in the number of hotels in a particular area could have a material adverse effect on the occupancy and daily room rates at our hotels located in that area. Agreements with the operators of our hotels sometimes restrict the right of each operator and its affiliates for periods of time to own, build, operate, franchise or manage other hotels of the same brand within various specified areas around our hotels. Under these agreements, neither the operators nor their affiliates are usually restricted from operating other brands of hotels in the market areas of any of our hotels, and after such period of time, the operators and their affiliates may also compete with our hotels by opening, managing or franchising additional hotels under the same brand name in direct competition with our hotels. We also face competition from alternative lodging options such as cruise ships, timeshares, vacation rentals or sharing services such as Airbnb, in our markets.
The market for net lease properties is also highly competitive. As an owner and landlord of retail net lease properties, we compete in the multi-billion dollar commercial real estate market with numerous developers and owners of properties, many of which own properties similar to ours and are in the same markets in which our properties are located. In operating and managing our portfolio, we compete for tenants based on a number of factors, including location, rental rates and flexibility. Certain of our competitors have greater economies of scale, have lower cost of capital, have access to more capital and resources and have greater name recognition than we do. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, our tenants may not renew their leases, we might not enter into new leases with prospective tenants and we may be pressured to reduce our rental rates or to offer substantial rent abatements, tenant improvement allowances, early termination rights or below-market renewal options in order to retain tenants when their leases expire. Our tenants may also face competition from on-line retailers or service providers, which may in turn negatively impact their ability to pay rents due to us.
We have a large concentration of net lease properties in the travel center industry which is highly competitive. Although there are approximately 6,200 travel centers and truck stops in the U.S., we understand TA, our largest travel center tenant, believes that large, long haul trucking fleets tend to purchase the large majority of their fuel at the travel centers and truck stops that are located at or near interstate highway exits and from TA and their largest competitors. Long haul truck drivers can obtain fuel and non-fuel products and services from a variety of sources, including regional full service travel centers and fuel only truck stop chains, independently owned and operated truck stops, some large gas stations and trucking company terminals that provide fuel and services to their own trucking fleets. In addition, our travel centers compete with other truck repair and maintenance facilities, full and quick service restaurants and travel stores, and could face additional competition from state owned interstate highway rest areas, if they are commercialized. The largest competitors of TA’s travel centers are travel centers owned by Pilot Flying J Inc. and Love’s Travel Stops & Country Stores, which we believe, together with TA, represent a majority of the market for fuel sales to long haul trucking fleets. Competitive pressure from Pilot Flying J Inc. and Love’s Travel Stops & Country Stores, especially for large trucking fleets and long haul trucking fleets, could negatively impact TA’s ability to pay rents due to us.
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

Our travel centers include fueling areas truck repair and maintenance facilities and tanks for the storage of petroleum products and other hazardous substances and many of our net lease retail locations contain industrial machinery, including those related to automotive sales and service, all of which create a potential for environmental contamination. We review environmental surveys of the properties we acquire prior to their purchase. Based upon those surveys, other studies we may have reviewed and our understanding of the operations of these properties by our managers and tenants, we do not believe that there are environmental conditions at any of our properties that have had or will have a material adverse effect on us. Generally, under the terms of our management agreements and leases, our tenants and managers have agreed to indemnify us from all environmental liabilities we incur arising during the term of the agreements.
We cannot be sure that conditions are not present at our properties or that costs we may be required to incur in the future to remediate contamination will not have a material adverse effect on our business, financial condition or results of operations. Moreover, our tenants and managers may not have sufficient resources to pay environmental liabilities.
When major weather or climate-related events, such as hurricanes, floods or wildfires, occur near our properties, our manager or tenant may need to suspend operations of the impacted property until the event has ended and the property is then ready for operation. We or the operators of our properties may incur significant costs and losses as result of these activities, both in terms of operating, preparing and repairing our properties in anticipation of, during and after a severe weather or climate-related event and in terms of potential lost business due to the interruption in operating our properties. Our insurance and our managers’ and tenants’ insurance may not adequately compensate us or them for these costs and losses.
Concerns about climate change have resulted in various treaties, laws and regulations that are intended to limit carbon emissions and address other environmental concerns. These and other laws may cause energy or other costs at our hotel and net lease properties to increase. We do not expect the direct impact of these increases to be material to our results of operations, because the increased costs either would be the responsibility of our tenants or managers directly or in the longer term, passed through and paid by customers of our properties. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties, which could materially and adversely affect our financial condition or the financial condition of our tenants or managers and their ability to pay rent or returns to us. For more information regarding climate change and other environmental matters and their possible adverse impact on us, see “Risk Factors—Risks Related to Our Business—Ownership of real estate is subject to environmental risks and liabilities,” “Risk Factors—Risks Related to Our Business—Ownership of real estate is subject to risks from adverse weather and climate events” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change.”
We are environmentally conscious and aware of the impact our properties have on the environment. We and our hotel managers have implemented numerous initiatives to encourage energy efficiencies, recycling of plastics, paper and metal or glass containers; our hotel managers have programs to encourage reduced water and energy use at a guest’s option by not laundering towels and linens every day. When we renovate our hotels we generally use energy efficient products including but not limited to lighting, windows and HVAC equipment and many of the appliances in our extended stay hotels are Energy Star rated. We or our tenants or hotel managers have also installed car battery charging stations at some of our properties to accommodate environmentally aware customers.
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

Internet Website. Our internet website address is www.svcreit.com. Copies of our governance guidelines, our code of business conduct and ethics, or our Code of Conduct, and the charters of our audit, compensation and nominating and governance committees are posted on our website and also may be obtained free of charge by writing to our Secretary, Service Properties Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634. We also have a policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and a governance hotline accessible on our website that shareholders can use to report concerns or complaints about accounting, internal accounting controls or auditing matters or violations or possible violations of our Code of Conduct. We make available, free of charge, through the “Investors” section of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or the SEC. Any material we file with or furnish to the SEC is also maintained on the SEC website, www.sec.gov. Securityholders may send communications to our Board of Trustees or individual Trustees by writing to the party for whom the communication is intended at c/o Secretary, Service Properties Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634 or by email at secretary@svcreit.com. Our website address is included several times in this Annual Report on Form 10-K as a textual reference only. The information on or accessible through our website is not incorporated by reference into this Annual Report on Form 10-K or other documents we file with, or furnish to, the SEC. We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Those disclosures will be included on our website in the “Investors” section. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.
Segment Information. As of December 31, 2019, we had two operating segments: hotel investments and net lease investments. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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

As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally are included in our shareholders’ income as dividends to the extent of our available current or accumulated earnings and profits. Our dividends are not generally entitled to the preferential tax rates on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends or as qualified dividend income, all as explained below. In addition, for taxable years beginning before 2026 and pursuant to the deduction-without-outlay mechanism of Section 199A of the IRC, our noncorporate U.S. shareholders are generally eligible for lower effective tax rates on our dividends that are not treated as capital gain dividends or as qualified dividend income. No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders. Distributions in excess of our current or accumulated earnings and profits generally are treated for federal income tax purposes as returns of capital to the extent of a recipient shareholder’s basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, of which there are none outstanding at this time, and thereafter to distributions made on our common shares. For all these purposes, our distributions include cash distributions, any in kind distributions of property that we might make, and deemed or constructive distributions resulting from capital market activities (such as some redemptions), as described below.
Our counsel, Sullivan & Worcester LLP, is of the opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 1995 through 2019 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel’s opinions are conditioned upon the assumption that our leases, our declaration of trust, and all other legal documents to which we have been or are a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us to our counsel as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a description or representation is inaccurate or incomplete, our counsel’s opinions may be adversely affected and may not be relied upon. The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, neither Sullivan & Worcester LLP nor we can be sure that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.
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

•
If we acquire a REIT asset where our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of the asset in the hands of a C corporation, under specified circumstances we may be subject to federal income taxation on all or part of the built-in gain (calculated as of the date the property ceased being owned by the C corporation) on such asset. We generally do not expect to sell assets if doing so would result in the imposition of a material built-in gains tax liability; but if and when we do sell assets that may have associated built-in gains tax exposure, then we expect to make appropriate provision for the associated tax liabilities on our financial statements.

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
Subsidiary REITs. We may in the future form or acquire an entity that is intended to qualify for taxation as a REIT, and we expect that any such subsidiary would so qualify at all times during which we intend for its REIT election to remain in effect. When a subsidiary qualifies for taxation as a REIT separate and apart from its REIT parent, the subsidiary’s shares are qualifying real estate assets for purposes of the REIT parent’s 75% asset test described below. However, failure of the subsidiary to separately satisfy the various REIT qualification requirements described in this summary or that are otherwise applicable (and failure to qualify for the applicable relief provisions) would generally result in (a) the subsidiary being subject to regular U.S. corporate income tax, as described above, and (b) the REIT parent’s ownership in the subsidiary (i) ceasing to be qualifying real estate assets for purposes of the 75% asset test, (ii) becoming subject to the 5% asset test, the 10% vote test and the 10% value test generally applicable to a REIT’s ownership in corporations other than REITs and TRSs, and (iii) thereby jeopardizing the REIT parent’s own REIT qualification and taxation on account of the subsidiary’s failure cascading up to the REIT parent, all as described under “—Asset Tests” below. We may make protective TRS elections with respect to any subsidiary REIT that we form or acquire and may implement other protective arrangements intended to avoid a cascading REIT failure if any of our intended subsidiary REITs were not to qualify for taxation as a REIT, but we cannot be sure that such protective elections and other arrangements will be effective to avoid or mitigate the resulting adverse consequences to us.
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
Restrictions and sanctions are imposed on TRSs and their affiliated REITs to ensure that the TRSs will be subject to an appropriate level of federal income taxation. For example, if a TRS pays interest, rent or other amounts to its affiliated REIT in an amount that exceeds what an unrelated third party would have paid in an arm’s length transaction, then the REIT generally will be subject to an excise tax equal to 100% of the excessive portion of the payment. Further, if in comparison to an arm’s length transaction, a third-party tenant has overpaid rent to the REIT in exchange for underpaying the TRS for services rendered, and if the REIT has not adequately compensated the TRS for services provided to or on behalf of the third-party tenant, then the REIT may be subject to an excise tax equal to 100% of the under compensation to the TRS. A safe harbor exception to this excise tax applies if the TRS has been compensated at a rate at least equal to 150% of its direct cost in furnishing or rendering the service. Finally, the 100% excise tax also applies to the underpricing of services provided by a TRS to its affiliated REIT in contexts where the services are unrelated to services for REIT tenants. We cannot be sure that arrangements involving our TRSs will not result in the imposition of one or more of these restrictions or sanctions, but we do not believe that we or our TRSs are or will be subject to these impositions.
Income Tests. We must satisfy two gross income tests annually to maintain our qualification for taxation as a REIT. First, at least 75% of our gross income for each taxable year must be derived from investments relating to real property, including “rents from real property” within the meaning of Section 856(d) of the IRC, interest and gain from mortgages on real property or on interests in real property, income and gain from foreclosure property, gain from the sale or other disposition of real property (including specified ancillary personal property treated as real property under the IRC), or dividends on and gain from the sale or disposition of shares in other REITs (but excluding in all cases any gains subject to the 100% tax on prohibited transactions). When we receive new capital in exchange for our shares or in a public offering of our five-year or longer debt instruments, income attributable to the temporary investment of this new capital in stock or a debt instrument, if received or accrued within one year of our receipt of the new capital, is generally also qualifying income under the 75% gross income test. Second, at least 95% of our gross income for each taxable year must consist of income that is qualifying income for purposes of the 75% gross income test, other types of interest and dividends, gain from the sale or disposition of stock or securities, or any combination of these. Gross income from our sale of property that we hold primarily for sale to customers in the ordinary course of business, income and gain from specified “hedging transactions” that are clearly and timely identified as such, and income from the repurchase or discharge of indebtedness is excluded from both the numerator and the denominator in both gross income tests. In addition, specified foreign currency gains will be excluded from gross income for purposes of one or both of the gross income tests.
In order to qualify as “rents from real property” within the meaning of Section 856(d) of the IRC, several requirements must be met:

•	The amount of rent received generally must not be based on the income or profits of any person, but may be based on a fixed percentage or percentages of receipts or sales.

•
Rents generally do not qualify if the REIT owns 10% or more by vote or value of stock of the tenant (or 10% or more of the interests in the assets or net profits of the tenant, if the tenant is not a corporation), whether directly or after application of attribution rules. We generally do not intend to lease property to any party if rents from that property would not qualify as “rents from real property,” but application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control. In this regard, we already own close to, but less than, 10% of the outstanding common shares of TA, and TA has undertaken to limit its redemptions and repurchases of outstanding common shares so that we do not come to own 10% or more of its outstanding common shares. Our declaration of trust and bylaws generally disallow transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our qualification for taxation as a REIT under the IRC. Nevertheless, we cannot be sure that these restrictions will be effective to prevent our qualification for taxation as a REIT from being jeopardized under the 10% affiliated tenant rule. Furthermore, we cannot be sure that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of our shares attributed to them under the IRC’s attribution rules.

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

•
In order for rents to qualify, a REIT generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom it derives no income or through one of its TRSs. There is an exception to this rule permitting a REIT to perform customary management and tenant services of the sort that a tax-exempt organization could perform without being considered in receipt of “unrelated business taxable income” as defined in Section 512(b)(3) of the IRC, or UBTI. In addition, a de minimis amount of noncustomary services provided to tenants will not disqualify income as “rents from real property” as long as the value of the impermissible tenant services does not exceed 1% of the gross income from the property.

•
If rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property will qualify as “rents from real property;” if this 15% threshold is exceeded, then the rent attributable to personal property will not so qualify. The portion of rental income treated as attributable to personal property is determined according to the ratio of the fair market value of the personal property to the total fair market value of the real and personal property that is rented.

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

Other than sales of foreclosure property, any gain that we realize on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of a trade or business, together known as dealer gains, may be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate. The 100% tax does not apply to gains from the sale of property that is held through a TRS, although such income will be subject to tax in the hands of the TRS at regular corporate income tax rates; we may therefore utilize our TRSs in transactions in which we might otherwise recognize dealer gains. Whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances surrounding each particular transaction. Sections 857(b)(6)(C) and (E) of the IRC provide safe harbors pursuant to which limited sales of real property held for at least two years and meeting specified additional requirements will not be treated as prohibited transactions. However, compliance with the safe harbors is not always achievable in practice. We attempt to structure our activities to avoid transactions that are prohibited transactions, or otherwise conduct such activities through TRSs; but, we cannot be sure whether or not the IRS might successfully assert that one or more of our dispositions is subject to the 100% penalty tax. Gains subject to the 100% penalty tax are excluded from the 75% and 95% gross income tests, whereas real property gains that are not dealer gains or that are exempted from the 100% penalty tax on account of the safe harbors are considered qualifying gross income for purposes of the 75% and 95% gross income tests.
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
Our Relationship with TA. As of December 31, 2019, we owned a significant percentage (but less than 10%) of the outstanding common shares of TA. Our leases with TA, TA’s articles of incorporation, and other agreements collectively contain restrictions upon the ownership of TA common shares and require TA to refrain from taking any actions that may result in any affiliation with us that would jeopardize our qualification for taxation as a REIT under the IRC. Accordingly, from and after January 31, 2007 we expect that the rental income we have received and will receive from TA and its subsidiaries has been and will be “rents from real property” under Section 856(d) of the IRC, and therefore qualifying income under the 75% and 95% gross income tests described above.
Our Relationship with Sonesta. We own (directly and indirectly through one of our TRSs) approximately 34% of the outstanding common shares of Sonesta’s parent, Sonesta Holdco Corporation, or Holdco. We have not elected to treat Holdco as a TRS and it is not otherwise an automatic TRS because no TRS of ours owns more than 35% of Holdco. This structure for our Holdco ownership permits our continued engagement of a corporate subsidiary of Holdco to manage qualified lodging facilities leased to our TRSs, as described below in greater detail.
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
The IRC generally limits the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to 30% of “adjusted taxable income,” subject to specified exceptions. Any deduction in excess of the limitation is carried forward and may be used in a subsequent year, subject to that year’s 30% limitation. Provided a taxpayer makes an election (which is irrevocable), the 30% limitation does not apply to a trade or business involving real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operation, management, leasing, or brokerage, within the meaning of Section 469(c)(7)(C) of the IRC. While legislative history and proposed Treasury regulations indicate that a real property trade or business includes a trade or business conducted by a corporation or a REIT, we have not yet made an election to be treated as a real property trade or business.
Distributions must be paid in the taxable year to which they relate, or in the following taxable year if declared before we timely file our federal income tax return for the earlier taxable year and if paid on or before the first regular distribution payment after that declaration. If a dividend is declared in October, November or December to shareholders of record during one of those months and is paid during the following January, then for federal income tax purposes such dividend will be treated as having been both paid and received on December 31 of the prior taxable year to the extent of any undistributed earnings and profits.

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
Built-in Gains from C Corporations. Notwithstanding our qualification and taxation as a REIT, under specified circumstances we may be subject to corporate income taxation if we acquire a REIT asset where our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of the asset as owned by a C corporation. For instance, we may be subject to federal income taxation on all or part of the built-in gain that was present on the last date an asset was owned by a C corporation, if we succeed to a carryover tax basis in that asset directly or indirectly from such C corporation and if we sell the asset during the five year period beginning on the day the asset ceased being owned by such C corporation. To the extent of our income and gains in a taxable year that are subject to the built-in gains tax, net of any taxes paid on such income and gains with respect to that taxable year, our taxable dividends paid in the following year will be potentially eligible for taxation to noncorporate U.S. shareholders at the preferential tax rates for “qualified dividends” as described below under the heading “—Taxation of Taxable U.S. Shareholders”. We generally do not expect to sell assets if doing so would result in the imposition of a material built-in gains tax liability; but if and when we do sell assets that may have associated built-in gains tax exposure, then we expect to make appropriate provision for the associated tax liabilities on our financial statements.

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
Like-Kind Exchanges
During the first quarter of 2019, we sold 20 travel centers to TA for an aggregate price of $308.2 million pursuant to three separate agreements. Our and TA’s obligations to complete the three transactions were subject to various conditions typical of commercial real estate purchases, and thus, on advice of counsel we believe that each of the three agreements was a separate transaction for federal income tax purposes. Our sales of the travel centers would have resulted in significant tax gains and either a significant 2019 distribution requirement or entity-level taxation to the extent the gains were not deferred. In order to defer some of the gains on these sales, we recycled proceeds from two of the three transactions into replacement property pursuant to Section 1031 of the IRC. Any gains that were not deferred under Section 1031 of the IRC constituted qualifying income for purposes of the 75% and 95% gross income tests.
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

Taxation of Taxable U.S. Shareholders
For noncorporate U.S. shareholders, to the extent that their total adjusted income does not exceed applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 15%. For those noncorporate U.S. shareholders whose total adjusted income exceeds the applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 20%. However, because we are not generally subject to federal income tax on the portion of our “real estate investment trust taxable income” distributed to our shareholders, dividends on our shares generally are not eligible for these preferential tax rates, except that any distribution of C corporation earnings and profits and taxed built-in gain items will potentially be eligible for these preferential tax rates. As a result, our ordinary dividends generally are taxed at the higher federal income tax rates applicable to ordinary income (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the IRC, which is generally available to our noncorporate U.S. shareholders for taxable years before 2026). To summarize, the preferential federal income tax rates for long-term capital gains and for qualified dividends generally apply to:

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

As long as we qualify for taxation as a REIT, a distribution to our U.S. shareholders that we do not designate as a capital gain dividend generally will be treated as an ordinary income dividend to the extent of our available current or accumulated earnings and profits (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the IRC, which is available to our noncorporate U.S. shareholders for taxable years before 2026). Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends generally will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year. However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the IRC.
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
Noncorporate U.S. shareholders who borrow funds to finance their acquisition of our shares could be limited in the amount of deductions allowed for the interest paid on the indebtedness incurred. Under Section 163(d) of the IRC, interest paid or accrued on indebtedness incurred or continued to purchase or carry property held for investment is generally deductible only to the extent of the investor’s net investment income. A U.S. shareholder’s net investment income will include ordinary income dividend distributions received from us and, only if an appropriate election is made by the shareholder, capital gain dividend distributions and qualified dividends received from us; however, distributions treated as a nontaxable return of the shareholder’s basis will not enter into the computation of net investment income.
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
Assuming that each class of our shares will be “widely held” and that no other facts and circumstances exist that restrict transferability of these shares, our counsel, Sullivan & Worcester LLP, is of the opinion that our shares will not fail to be “freely transferable” for purposes of the regulation due to the restrictions on transfer of our shares in our declaration of trust and bylaws and that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be “plan assets” of any ERISA Plan or Non-ERISA Plan that acquires our shares in a public offering. This opinion is conditioned upon certain assumptions and representations, as discussed above in “Material United States Federal Income Tax Considerations-Taxation as a REIT.”

Item 1A. Risk Factors
Our business is subject to a number of risks and uncertainties. Investors and prospective investors should carefully consider the risks described below, together with all of the other information in this Annual Report on Form 10-K. The risks described below may not be the only risks we face but are risks we believe may be material at this time. Additional risks that we do not yet know of, or that we currently think are immaterial, also may impair our business operations or financial results. If any of the events or circumstances described below occurs, our business, financial condition, results of operations or ability to make distributions to our shareholders and the value of our securities could be adversely affected. Investors and prospective investors should consider the following risks, the information contained under the heading “Warning Concerning Forward-Looking Statements” and the risks described elsewhere in this Annual Report on Form 10-K before deciding whether to invest in our securities.
Risks Related to Our Business
Adverse general economic conditions in the United States would likely negatively impact our business.
Many of our properties are operated in two segments of the economy, the hotel industry and the travel center industry. The hotel and travel center industries have historically been highly sensitive to general economic conditions in the United States and in the geographic areas where our properties are located.
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
The businesses operated at the properties we acquired in the SMTA Transaction are generally considered necessity-based retail operations which may experience greater resiliency during economic downturns. However, any benefit from these properties may not be as expected and may not offset the possible negative impact on our other businesses in an economic downturn. Furthermore, if our tenants for these properties experience declines in their businesses due to competitive pressures, adverse economic conditions or otherwise, they may fail to pay rent owed to us.
Inherent risks in the hotel industry could affect our business.
Approximately 57.2% of our historical real estate investments as of December 31, 2019, are in our hotel properties. Our hotels are subject to operating risks common to the hotel industry, many of which are beyond our control, including risks associated with:

•	competition from other hotels in our markets, or an oversupply of hotels in our markets;

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
Certain of our returns and rents are guaranteed by the parent companies of our managers and tenants. However, most of these guarantees are limited in dollar amount and duration. For example, our guaranty from Marriott for 122 hotels is limited to $30.0 million and expires in 2026; our guaranty from Hyatt is limited to $50.0 million (of which $19.7 million remained available at December 31, 2019); and our guaranty from Radisson is limited to $47.5 million (of which $41.2 million remained available at December 31, 2019). If our Marriott, Hyatt and Radisson properties produce less net operating income than the guaranteed amounts of our minimum returns or rents for extended future periods, these guarantees may be exhausted. Further, many of our hotel operating costs are fixed or we may be practically limited in our ability to reduce these expenses. As a result, if we do not receive our minimum returns and we do not have any security deposit or guarantee available, our operating results and our cash flows will be adversely impacted. Also certain of our net lease tenants, including TA, provide parent company guarantees. If these tenants do not earn sufficient income from their businesses, they may not have sufficient resources independent of these leaseholds to pay their guaranty obligations to us. Despite the existence of parent companies’ guarantees of our managers’ and tenants’ obligations to us, we cannot be sure that these obligations will be paid.
Certain of our returns and rents are secured with cash deposits that, if used to cover shortfalls in our minimum returns and rents, will not provide cash flows to us.
As of December 31, 2019, our IHG agreement requires annual minimum returns and rents to us of $216.2 million. As of December 31, 2019, we have a security deposit balance of $75.7 million to cover future shortfalls. Our agreement with Marriott for 122 hotels requires annual minimum returns to us of $192.8 million. As of December 31, 2019, we have a security deposit balance of $33.4 million. When we reduce the amounts of the security deposits we hold under our management and lease agreements for future payment deficiencies, we record income equal to the amounts applied, but we do not receive additional cash flows.
When and if the IHG security deposit and the Marriott security deposit and guaranty are exhausted, we may not receive the contractually guaranteed amounts or minimum returns due to us from IHG and Marriott, respectively. We have no security deposits or guarantees under our Sonesta or Wyndham agreements. Accordingly, the returns we receive from our hotels managed under those agreements are dependent upon the financial results of those hotel operations. For the year ended December 31, 2019, we had an aggregate of $69.9 million in unfunded shortfalls, which represents the unguaranteed portions of our minimum returns under our Sonesta and Wyndham agreements.

We may not successfully sell or rebrand the hotels that we have identified or agreed to sell or rebrand.
We previously announced our intention to sell approximately $300 million of hotel assets to reduce our financial leverage. We are currently marketing 20 Wyndham branded hotels with an aggregate carrying value of $111.3 million as of December 31, 2019 for sale and announced our intention to sell or rebrand up to 33 Marriott branded hotels with an aggregate carrying value of $224.9 million as of December 31, 2019. In addition, we have identified 39 Sonesta branded hotels with an aggregate carrying value of $480.5 million as of December 31, 2019 that we intend to sell, rebrand or repurpose. We cannot be sure that we will be able to find attractive sale opportunities for the hotels we have identified for sale or that any sale will be completed in a timely manner, if at all. Our ability to sell those hotels, and the prices we receive upon a sale, may be affected by many factors, and we may be unable to execute our strategy. In particular, these factors could arise from weakness in or the lack of an established market for the hotels, changes in the financial condition or prospects of prospective purchasers and those purchasers’ prospective tenants or managers of the hotels, the characteristics, quality and prospects of the hotels, and the availability of financing to potential purchasers on reasonable terms, the number of prospective purchasers, the number of competing hotels in the market, unfavorable local, national or international economic conditions, industry trends, and changes in laws, regulations or fiscal policies of jurisdictions in which the hotels are located. We may not succeed in selling properties that we have identified, or in the future identify, for sale, the terms of any such sales may not meet our expectations and we may incur losses in connection with these potential sales. In addition, we may elect to change the amount or mix of assets we may seek to sell or to otherwise change or abandon the plan. Further, any of these hotels that we elect to rebrand or repurpose rather than sell, may not provide us with our expected or desirable returns.
We have a high concentration of properties with a limited number of operators for our hotels and travel centers.
We lease 179 of our travel centers to TA, which constituted approximately 26.9% of our total historical real estate investments as of December 31, 2019. Two of our hotel managers, IHG and Marriott, operate 103 and 122 of our hotels, respectively, which constituted approximately 19.4% and 15.1%, respectively, of our total historical real estate investments as of December 31, 2019. If any of these operators were to fail to provide quality services and amenities or to maintain quality brands, our income from these properties may be adversely affected. Further, if we were required to replace any of our operators, we could experience significant disruptions in operations at the applicable properties, which could reduce our income and cash flows from, and the value of, those properties.
TA’s business is subject to substantial risks, which could adversely affect us.
TA has not been consistently profitable since it became a public company in 2007, and it operates in highly competitive industries, including travel centers and restaurants. TA’s business is subject to a number of risks, including the following:

•	Competition from other travel centers or an oversupply of travel centers in our markets.

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

•
TA’s operating margins are narrow, and fuel sales comprise the majority of TA’s revenues. Historically, TA’s fuel margins per gallon have declined during periods of rising fuel prices, and during the last U.S. recession and the periods of historically high and volatile fuel prices, TA realized large operating losses.

•
The trucking industry is the primary customer for TA’s goods and services. When the U.S. economy declines, demand for goods moved by trucks declines, and in turn demand for TA’s products and services typically declines.

•
TA’s indebtedness and rent obligations are substantial. A decline in TA’s revenues or an increase in its expenses or capital improvements may make it difficult or impossible for TA to make payments of interest and principal on its debt or meet all of its rent obligations. TA’s substantial indebtedness and rent obligations may also place TA at a disadvantage in relation to competitors that have lower relative debt levels.

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

•
TA’s labor costs have increased, and may further increase, due to increased demand for labor in the market and for higher skilled personnel, such as technicians, that TA requires. This increased demand may continue to increase TA’s labor costs and prevent TA from fully staffing its positions. Further, legislation that increases the minimum wage may further increase TA’s labor costs. TA may not be able to successfully pass through its increased labor costs in the prices it charges its customers.

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

•
If the trucking industry fails to satisfy market demands for transporting goods or it increases its use of efficient and alternative fuels, the demand for TA’s products and services may decline. For example, electronic or battery powered trucks may reduce the demand for petroleum based fuels which are TA’s principal products or driverless trucks may reduce the number of people who are employed as professional drivers who are TA’s principal customers. In addition, a shortage in truck drivers may result in the increased use of alternative modes of transporting goods, such as railroad, airplanes or drones, among other possibilities.

•
TA’s business is subject to laws relating to the protection of the environment. The travel centers TA operates include fueling areas, truck repair and maintenance facilities and tanks for the storage and dispensing of petroleum products, natural gas, waste and other hazardous substances, all of which create the potential for environmental damage. As a result, TA regularly incurs environmental costs related to monitoring, prevention and remediation. TA cannot predict what environmental legislation or regulations may be enacted or how existing laws or regulations will be administered or interpreted; more stringent laws, more vigorous enforcement policies or stricter interpretation of existing laws in the future could cause TA to expend significant amounts or experience losses.

•
Climate change and other environmental legislation and regulation, and market reaction to such legislation and regulation, may decrease demand for TA’s major product, diesel fuel, and require TA to make significant changes to its business and to make capital or other expenditures, which may adversely affect its business.

•
TA may incur significant costs and losses as a result of severe weather, both in terms of operating, preparing and repairing the travel centers in anticipation of, during and after a severe weather event and in terms of lost business due to the interruption in operating TA’s travel centers or decreased truck movements.

For these reasons, among others, TA may be unable to pay amounts due to us under the terms of our agreements with TA. For more information about our agreements with TA, see Notes 4 and 5 to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K.
We and Sonesta have restructured our business arrangements, but those arrangements may not result in the benefits we expect.
On February 27, 2020, we restructured our business arrangements with Sonesta, to, among other things, agree to sell, rebrand or repurpose our 39 extended stay hotels currently managed by Sonesta, and, with respect to our 14 full-service hotels that Sonesta will continue to manage, reduce the annual minimum returns due to us from Sonesta, establish an FF&E reserve based on a percentage of revenues (subject to available cash flow after payment of the annual minimum returns due to us), implement a portfolio wide performance termination test, and eliminate the right to require the marketing for sale of non-economic hotels. Also as part of the restructuring, we received an approximately 34% equity interest in Sonesta, post-issuance. Historically, we have generally not received in full our annual minimum returns due to us from Sonesta. We cannot be sure that Sonesta will generate the reduced annual minimum returns due to us with respect to our full-service hotels that Sonesta will continue to manage or for any hotels that Sonesta may manage for us in the future. In addition, there may not be sufficient cash flow generated by our Sonesta managed hotels to fund FF&E reserves, and the changes to the termination provisions may limit our rights with respect to underperforming hotels in the future.

We have debt and we may incur additional debt.
As of December 31, 2019, our consolidated indebtedness was $6.1 billion, our consolidated total debt to gross book value of real estate ratio was 52.0% and we had $623 million available for borrowing under our $1.0 billion revolving credit facility. The agreement governing our revolving credit facility and our $400 million term loan, or our credit agreement, includes a feature under which the maximum aggregate borrowing availability may be increased to up to $2.3 billion on a combined basis in certain circumstances.
We are subject to numerous risks associated with our debt, including the risk that our cash flows could be insufficient for us to make required payments on our debt. There are no limits in our organizational documents on the amount of debt we may incur, and we may incur substantial debt. Our debt obligations could have important consequences to our securityholders.
In connection with the SMTA Transaction, we incurred significant additional indebtedness. Our incurring debt may increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business, and place us at a disadvantage in relation to competitors that have lower debt levels. Our incurring debt could also increase the costs to us of incurring additional debt, increase our exposure to floating interest rates, limit our ability to compete with other companies that are not as highly leveraged, restrict us from making strategic acquisitions, developing properties or exploiting business opportunities, or expose us to potential events of default (if not cured or waived) under covenants contained in debt instruments that could have a material adverse effect on our business, financial condition and operating results. Excessive debt could reduce the available cash flow to fund, or limit our ability to obtain financing for working capital, capital expenditures, acquisitions, construction projects, refinancing, lease obligations or other purposes, and hinder our ability to maintain investment grade ratings from nationally recognized credit rating agencies or to make or sustain distributions to our shareholders.
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
Changes in market interest rates, including changes that may result from the expected phase out of LIBOR, may adversely affect us.
Since the last U.S. recession, the Board of Governors of the U.S. Federal Reserve System, or the U.S. Federal Reserve, has taken actions which have resulted in low interest rates prevailing in the marketplace for a historically long period of time. The U.S. Federal Reserve steadily increased the targeted federal funds rate over the last several years, but recently took action to decrease its federal funds rate and may continue to make adjustments in the future. In addition, as noted in Item 7A of this Annual Report on Form 10-K, LIBOR is expected to be phased out in 2021. The interest rates under our revolving credit facility and term loan are based on LIBOR and future debt we may incur may also be based on LIBOR. We currently expect that the determination of interest under our revolving credit facility and term loan agreement would be based on the alternative rates provided under the agreement or would be revised to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR. Despite our current expectations, we cannot be sure that, if LIBOR is phased out or transitioned, the changes to the determination of interest under our agreement would approximate the current calculation in accordance with LIBOR. An alternative interest rate index that may replace LIBOR may result in our paying increased interest. Interest rate increases may materially and negatively affect us in several ways, including:
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

Low market interest rates, particularly if they remain over a sustained period, may result in increased use of debt capital to fund property acquisitions, lower capitalization rates for property purchases and increased competition for property purchases which my reduce our ability to acquire new properties.
Our credit ratings have been adversely affected by the SMTA Transaction.
As a result of the SMTA Transaction, Standard & Poor’s Global, or S&P, assigned a negative outlook to our credit ratings and Moody’s Investor Service, or Moody’s downgraded our credit ratings. These negative actions imply that our debt ratings may be downgraded to below “investment grade.” If our credit ratings are further downgraded, we may have difficulty accessing debt capital markets to meet our obligations or pursue business opportunities and the costs of any debt we do obtain may be increased. For example, the interest rates we are required to pay on our revolving credit facility, term loan and other floating rate debt obligations will increase if our debt ratings are further downgraded. We intend to sell assets to reduce leverage and to take other actions which we believe may avoid our credit ratings being downgraded below investment grade, however, we can provide no assurance that these efforts will be successful in avoiding our credit ratings being downgraded below investment grade.
We may be unable to fund capital improvements and renovation costs at our properties and our capital projects may be disruptive to our operations and result in reduced revenues at the affected properties.
Some of our management agreements and lease arrangements require us to fund capital improvements at certain of our properties. We currently expect to invest approximately $155.0 million during 2020 for capital improvements and renovation costs under certain of our hotel and net lease agreements. We may not have the funds necessary to make these investments, and such investments, if made, may not be sufficient to maintain or improve the financial results of our properties. Certain of our management agreements and lease arrangements require us to maintain the applicable properties in a certain required condition. If we fail to maintain these properties in the required condition, the manager or tenant may terminate the applicable management or lease agreement and hold us liable for damages.
In addition, renovation projects at our hotel properties may require taking rooms out of service or closing down properties during the renovations, which could reduce revenues at the affected properties. During 2019, we had 38 comparable hotels under renovation for all or part of the year and these hotels experienced a 9.2% decrease in revenue per available room, or RevPAR, compared to the prior year, compared to a 0.2% decrease in RevPAR compared to the prior year for those of our comparable hotels that were not under renovation during 2019.
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
Our business plans involve the acquisition of additional properties. Our ability to make profitable acquisitions is subject to risks, including, but not limited to, risks associated with:

•	competition from other investors, including publicly traded and private REITs, numerous financial institutions, developers, individuals, foreign investors and other public and private companies;

•	our long term cost of capital;

•	contingencies in our acquisition agreements; and

•	the availability and terms of financing.
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
Because federal income tax laws restrict REITs and their subsidiaries from operating or managing businesses at their properties, we do not operate or manage our hotels or net lease properties. Instead, we lease our hotels to operating companies or to our subsidiaries that qualify as TRSs under the IRC and lease our other properties to operating companies. We have retained third party managers to operate and manage our hotels that are leased to our subsidiaries. Our income from our properties may be adversely affected if our managers or tenants fail to provide quality services and amenities to customers. While we monitor the performance of our managers and tenants and apply asset management strategies and discipline, we have limited recourse under our management agreements and leases if we believe that our managers or tenants are not performing adequately. Any failure by our managers or tenants to fully perform the duties agreed to in our management agreements and leases could adversely affect our results of operations. In addition, our managers and tenants operate, and in some cases own or have invested in, properties that compete with our properties, which may result in conflicts of interest and a reduction of our returns. As a result, our managers and tenants have made, and may in the future make, decisions regarding competing properties or our properties’ operations that may not be in our best interests.
We face significant competition.
The businesses conducted at our properties face significant competition. For example, our hotels compete with other hotels operated in our markets, and the hotel industry has recently experienced significant growth in supply from construction in certain markets where we own hotels. Our travel center properties compete with other large, national operators of travel centers, and certain of their competitors have significantly increased the number of travel centers they operate, including as a result of new construction of travel centers.
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
To maintain our qualification for taxation as a REIT under the IRC, we are required to satisfy distribution requirements under the IRC. See “Material United States Federal Income Tax Considerations—REIT Qualification Requirements—Annual Distribution Requirements.” Accordingly, we may not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties or fund our acquisitions or development or redevelopment efforts. Our business strategies therefore depend, in part, upon our ability to raise additional capital at reasonable costs. The volatility in the availability of capital to businesses on a global basis in most debt and equity markets generally may limit our ability to raise reasonably priced capital. We may also be unable to raise reasonably priced capital because of reasons related to our business, market perceptions of our prospects, the terms of our indebtedness, the extent of our leverage or for reasons beyond our control, such as market conditions. Because the earnings we are permitted to retain are limited by the rules governing REIT qualification and taxation, if we are unable to raise reasonably priced capital, we may not be able to carry out our business plan.
Substantially all of our net lease properties are leased to single tenants, which may subject us to greater risks of loss than if each of those properties had multiple tenants.
As of December 31, 2019, 38.3% of our minimum returns and rents were from properties leased to single tenants. The value of single tenant properties is materially dependent on the performance of those tenants under their respective leases. Many of our single tenant leases require that certain property level operating expenses and capital expenditures, such as real estate taxes, insurance, utilities, maintenance and repairs, including increases with respect thereto, be paid, or reimbursed to us, by our tenants. Accordingly, in addition to our not receiving rental income, a tenant default on such leases could make us responsible for paying these expenses. Because most of our net lease properties are leased to single tenants, the adverse impact of individual tenant defaults or non-renewals is likely to be greater than would be the case if our properties were leased to multiple tenants.
The properties we acquired in the SMTA Transaction have significantly increased our property portfolio and we are now operating in industries that are new to us.
The SMTA Transaction involved the acquisition of 767 properties which expanded our portfolio and operations into industries that are new to us and in which we have limited or no experience. Our future success will depend, in part, upon our ability to adapt to operating and competing in new industries, attract and retain tenants in these new markets at rents that we expect, integrate new operations into our existing business in an efficient and timely manner, successfully manage our operations and costs, avoid this new operation negatively impacting the performance of our existing business and maintain necessary internal controls. We cannot be sure that we will be able to increase future cash flows or property level rent coverage, maintain current rents and occupancy at the properties we acquired in the SMTA Transaction, that we will realize any expected benefits from the SMTA Transaction, particularly with respect to the properties in new industries in which we have limited or no experience, or that the SMTA Transaction will not negatively impact the performance of our existing business.
We may be subject to unknown or contingent liabilities related to the properties we acquired in the SMTA Transaction for which we may have no recourse against SMTA.
The properties we acquired in the SMTA Transaction may be subject to unknown or contingent liabilities, including environmental liabilities, for which we may have no recourse against SMTA. The amount of liabilities associated with the properties we acquired in the SMTA Transaction may exceed our expectations. We do not believe that it is possible to understand fully a property before it is owned and operated for a reasonable period of time, and, notwithstanding pre-acquisition due diligence, we may have acquired a property that contains undisclosed defects in design or construction or which was not properly operated.
Our tenants may fail to successfully operate their businesses, which could adversely affect us.
Adverse economic conditions such as high unemployment levels, interest rates, tax rates, fuel and energy costs, and changes in customer demand or consumer sentiment may have an impact on the results of operations and financial condition of our tenants and result in their defaulting their obligations under our leases, including failing to pay the rent due to us. Such adverse economic conditions may also reduce overall demand for rental space, which could adversely affect our ability to maintain our current tenants and attract new tenants.

At any given time, our tenants may experience a downturn in their business that may weaken the operating results and financial condition of individual properties or of their business as whole. As a result, a tenant may delay lease commencement, decline to extend a lease upon its expiration, fail to make rental payments when due, become insolvent or declare bankruptcy. We depend on our tenants to operate the properties we lease to them in a manner that generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage and pay real estate taxes and maintain the properties. Our tenants’ failure to successfully operate their businesses could materially and adversely affect us.
Many of our tenants do not have credit ratings.
The majority of our tenants are not rated by any nationally recognized credit rating organization. It is more difficult to assess the ability of a tenant that is not rated to meet its obligations than that of a rated tenant. Moreover, tenants may be rated when we enter leases with them, but their ratings may be later lowered or terminated during the term of the leases. Because we have many unrated tenants, we may experience a higher percentage of tenant defaults than landlords who have a higher percentage of highly rated tenants.
We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.
Our results of operations depend, in part, on our ability to lease our retail properties by renewing or re-leasing expiring leases and leasing vacant space and optimizing our tenant mix. As of December 31, 2019, leases representing approximately 1.5% of our annualized minimum rent will expire during 2020. As of December 31, 2019, 2% of the leasable square footage of our net lease properties was vacant. Current tenants may decline, or may not have the financial resources available, to renew current leases and we cannot guarantee that leases that are renewed will have terms that are as economically favorable to us as the expiring lease terms. If tenants do not renew their leases as they expire, we will have to find new tenants to lease our properties and there is no guarantee that we will be able to find new tenants or that our properties will be re-leased at rental rates equal to or above the current average rental rates or that substantial rent abatements, tenant improvement allowances, early termination rights, below-market renewal options or other lease incentive payments will not be offered to attract new tenants. We may experience significant costs in connection with renewing, leasing or re-leasing our properties, which could materially and adversely affect us.
Property vacancies could result in significant capital expenditures and illiquidity.
The loss of a tenant, either through lease expiration or tenant bankruptcy or insolvency, may require us to spend significant amounts of capital to renovate the property before it is suitable for a new tenant. Many of the leases we enter into or acquire are for properties that are especially suited to the particular business of our tenants. Because these properties have been designed or physically modified for a particular tenant, if the current lease is terminated or not renewed, we may be required to renovate the property at substantial costs, decrease the rent we charge or provide other concessions in order to lease the property to another tenant. In the event we are required to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed or modified. This potential illiquidity may limit our ability to quickly modify our portfolio in response to changes in economic or other conditions, including tenant demand. These limitations may materially and adversely affect us.
Bankruptcy law may adversely impact us.
The occurrence of a bankruptcy of a tenant of our net lease properties could reduce the rent we receive from such tenant’s lease. If a tenant becomes bankrupt, federal law may prohibit us from evicting such tenant based solely upon its bankruptcy. In addition, a bankrupt tenant may be authorized to reject and terminate its lease with us. Any claims against a bankrupt tenant for unpaid future rent would be subject to statutory limitations that may be substantially less than the contractually specified rent we are owed under the lease, and any claim we have for unpaid past rent, may not be paid in full. Further, if a hotel manager files for bankruptcy, we may experience delays in enforcing our rights, may be limited in our ability to replace the hotel manager and may incur substantial costs in protecting our investment and re-leasing or finding a replacement manager for the property.

Some of our net lease tenants operate the properties they lease from us under franchise or license agreements, which, if terminated or not renewed prior to the expiration of their leases with us, would likely impair their ability to pay us rent.
Some of our net lease properties are operated by our tenants under franchise or license agreements. Those franchise or license agreements may have terms that end earlier than the respective expiration dates of our related leases. In addition, a franchisee’s or licensee’s rights as a franchisee or licensee could be terminated by the franchisor or licensor, in which case our tenant may be precluded from competing with the franchisor or licensor upon that termination. A franchisor’s or licensor’s termination or refusal to renew a franchise or license agreement with our tenant would likely have a material adverse effect on the ability of the tenant to pay rent to us. In addition, we may have no notice or cure rights with respect to such a termination and have no rights to assignment of any such franchise or license agreement. This may have an adverse effect on our ability to mitigate losses that may result from a default of our leases by a terminated franchisee or licensee.
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

Our travel centers and certain of our other properties include fueling areas, truck repair and maintenance facilities and vehicles and tanks for the storage of petroleum products and other hazardous substances, all of which create the potential for environmental contamination. As a result, the tenants of these properties regularly incur environmental costs related to monitoring, prevention and remediation. Under our net lease property leases, we are generally indemnified from all environmental liabilities arising at our respective properties during the term of the leases. Despite this indemnity, various federal and state laws impose environmental liabilities upon property owners, such as us, for any environmental damages arising at, or migrating from, properties they own and we cannot be sure that we will not be liable for environmental investigation and clean up at, or near, our properties. Moreover, tenants may not have sufficient resources to pay their environmental liabilities and environmental indemnity to us. The negative impact on our tenants from economic downturns, volatility in the petroleum markets, industry challenges facing the trucking and service industries and our tenants’ businesses and other factors may make it more likely that they will be unable to fulfill their indemnification obligations to us in the event that environmental claims arise at our properties. Any environmental liabilities for which we are responsible and not indemnified could adversely affect our financial condition and result in losses.
We may incur substantial liabilities and costs for environmental matters.
Ownership of real estate is subject to risks from adverse weather and climate events.
Severe weather may have an adverse effect on certain properties we own. Flooding caused by rising sea levels and severe weather events, including hurricanes, tornadoes and widespread fires, may have an adverse effect on properties we own and result in significant losses to us and interruption of our business. When major weather or climate-related events, such as hurricanes, floods and wildfires, occur near our properties, our manager or tenant may need to suspend operations of the impacted property until the event has ended and the property is then ready for operation. We or the operators of our properties may incur significant costs and losses as a result of these activities, both in terms of operating, preparing and repairing our properties in anticipation of, during and after a severe weather or climate-related event and in terms of potential lost business due to the interruption in operating our properties. Our insurance and our managers’ and tenants’ insurance may not adequately compensate us or them for these costs and losses.
Also, concerns about climate change have resulted in various treaties, laws and regulations that are intended to limit carbon emissions and address other environmental concerns. These and other laws and market reactions may cause energy or other costs at our hotel, travel center and other service-oriented retail properties to increase. Laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties, which could materially and adversely affect our financial condition or the financial condition of our tenants or managers and their ability to pay rent or returns to us and cause the value of our securities to decline. In addition, concerns about climate change and increasing storm intensities may increase the cost of insurance for our properties or potentially render it unavailable to obtain.
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
RMR LLC and our hotel managers rely on information technology and systems, including the Internet and cloud-based infrastructures, commercially available software and their internally developed applications, to process, transmit, store and safeguard information and to manage or support a variety of their business processes (including managing our building systems), including financial transactions and maintenance of records, which may include personal identifying information of employees, guests and tenants and lease data. If RMR LLC or any of our hotel managers experiences material security or other failures, inadequacies or interruptions of its information technology, it could incur material costs and losses and our operations could be disrupted as a result. Further, third party vendors could experience similar events with respect to their information technology and systems that impact the products and services they provide to RMR LLC, our hotel managers or us. RMR LLC and our hotel managers rely on commercially available systems, software, tools and monitoring, as well as their internally developed applications and internal procedures and personnel, to provide security for processing, transmitting, storing and safeguarding confidential guest, tenant, customer and vendor information, such as personally identifiable information related to their employees and others, including in our hotel managers’ case, guests, and information regarding their and our financial accounts. RMR LLC and each of our hotel managers takes various actions, and incurs significant costs, to maintain and protect the operation and security of its information technology and systems, including the data maintained in those systems. Some of our managers have in the past been victim to business email compromise fraud, which resulted in payments being made to illegitimate bank accounts. Although these instances have not resulted in our incurring material losses, if similar instances occur in the future, we may incur such losses. However, it is possible that these measures will not prevent the systems’ improper functioning or a compromise in security, such as in the event of a cyberattack or the improper disclosure of personally identifiable information.
Security breaches, computer viruses, attacks by hackers, online fraud schemes and similar breaches can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. The cybersecurity risks to RMR LLC, our hotel managers and third party vendors are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetrate illegal or fraudulent activities against RMR LLC or our hotel managers including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in RMR LLC’s, our hotel managers’ or other third parties’ information technology networks and systems or operations. Any failure to maintain the security, proper function and availability of RMR LLC’s or our hotel managers’ information technology and systems, or certain third party vendors’ failure to similarly protect their information technology and systems that are relevant to RMR LLC’s, our hotel managers’ or our operations, or to safeguard RMR LLC’s, our hotel managers’ or our business processes, assets and information could result in financial losses, interrupt RMR LLC’s or our hotel managers’ operations, damage RMR LLC’s or our hotel managers’ reputation, cause RMR LLC or our hotel managers to be in default of material contracts and subject RMR LLC or our hotel managers to liability claims or regulatory penalties, any of which could materially and adversely affect our business and the value of our securities.

We currently own some properties located outside the United States and may consider additional investments outside this country in the future, and such investments create risks.
We currently own two hotels in Canada. If we make other investments in real estate outside the United States, we will face risks arising from those investments, including:

•	Laws affecting the operations of properties in foreign countries may require us to assume responsibility for payments due to employees working at properties we own or in which we invest.

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

•
Most of the properties located in foreign countries in which we would invest will conduct business in local currencies rather than in U.S. dollars. We may be able to mitigate some of the risk of changing comparative currency valuations by funding our foreign investments in local currencies; however, it is unlikely we will be able to completely mitigate such foreign currency exchange rate risk.

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
Insurance may not adequately cover our losses and the cost of obtaining such insurance may continue to increase.
We or our managers and tenants are responsible for the costs of insurance coverage for our properties, including for casualty, liability, fire, extended coverage and rental or business interruption loss insurance. Recently, the costs of insurance have increased and these increased costs have had an adverse effect on us and our managers and certain tenants. Increased insurance costs may adversely affect our managers' ability to operate our properties profitably and provide us with desirable returns and our tenants' ability to pay us rent or result in downward pressure on rents we can charge under new or renewed leases. In the future, we may acquire additional properties for which we are responsible for the costs of insurance. Losses of a catastrophic nature, such as those caused by hurricanes, flooding, volcanic eruptions and earthquakes, among other things, or losses from terrorism, may be covered by insurance policies with limitations such as large deductibles or co-payments that we, our managers or a responsible tenant may not be able to pay. Insurance proceeds may not be adequate to restore an affected property to its condition prior to a loss or to compensate us for our losses, including the loss of future revenues from an affected property. Similarly, our other insurance, including our general liability insurance, may not provide adequate insurance to cover our losses. In addition, we do not have any insurance to limit losses that we may incur as a result of known or unknown environmental conditions. Further, we cannot be sure that certain types of risks that are currently insurable will continue to be insurable on an economically feasible basis, and we may discontinue, or agree to our managers' and tenants' discontinuing, certain insurance coverage on some or all of our properties in the future if the cost of premiums for any of these policies in our judgment exceeds the value of the coverage. If an uninsured loss or a loss in excess of insured limits occurs, we may have to incur uninsured costs to mitigate such losses or lose all or a portion of the capital invested in a property, as well as the anticipated future revenue from the property. We might also remain obligated for any financial obligations related to the property, even if the property is irreparably damaged. In addition, future changes in the insurance industry’s risk assessment approach and pricing structure could further increase the cost of insuring our properties or decrease the scope of insurance coverage, either of which could have an adverse effect on our financial condition, results of operations, liquidity or ability to pay distributions to our shareholders.

We may incur significant costs complying with the Americans with Disabilities Act and fire, safety and other laws.
Under the Americans with Disabilities Act and certain similar state statutes, many commercial properties must meet specified requirements related to access and use by disabled persons. In addition, our properties are subject to various laws and regulations relating to fire, safety and other matters. The tenants of our net lease properties are generally responsible for compliance with these requirements pursuant to our lease agreements. We fund the expenditures for our managed hotels for complying with these requirements. In addition, although our tenants may be responsible for complying with these requirements for our net lease properties, we could be held liable as the owner of the properties for our tenants’ failure to comply. We may be required to make substantial capital expenditures at our properties to comply with these laws. In addition, non-compliance could result in the imposition of fines or an award of damages and costs to private litigants. These expenditures may have an adverse impact on our financial results and the value of our securities. Further, with respect to our net lease properties, we may not be able to recoup these amounts from our tenants if they are unable or unwilling to pay.
We are subject to risks associated with our hotel managers’ employment of personnel.
Our hotel managers are responsible for hiring and maintaining the labor force at each of our hotel properties. Although we do not directly employ or manage employees at our hotel properties, we are subject to many of the costs and risks associated with the hotel labor force. From time to time, hotel operations may be disrupted as a result of strikes, lockouts, public demonstrations or other negative actions and publicity. We may also incur increased legal costs and indirect labor costs as a result of contract disputes and other events. The resolution of labor disputes or renegotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules. Unemployment in the United States is currently at historically low levels, and labor costs have been increasing in the United States due to market pressures and regulation in certain jurisdictions, such as increases in minimum wages. These labor cost pressures have increased labor costs at our hotels and these increased costs may negatively impact the future operating results at our hotels if those hotels do not realize increased revenues or a reduction of other expenses sufficient to offset increased labor costs. In addition, the current labor cost pressures may intensify in the future, and our hotel operators may be unable to adequately staff our hotels as a result, which may limit the business activity at our hotels.
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
Our management structure and agreements and relationships with RMR LLC and RMR LLC’s and its controlling shareholder’s relationships with others may create conflicts of interest, or the perception of such conflicts, and may restrict our investment activities.
RMR LLC is a subsidiary of RMR Inc. The Chair of our Board and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. and is a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. Ethan Bornstein, our Senior Vice President, is the brother-in-law of Adam Portnoy. RMR LLC or its subsidiary also acts as the manager for four other Nasdaq listed REITs: OPI, which primarily owns office properties leased to single tenants and high credit quality tenants, including government tenants; ILPT, which owns industrial and logistics properties; DHC, which primarily owns healthcare, senior living properties and medical office buildings; and TRMT, which primarily originates and invests in first mortgage loans secured by middle market and transitional commercial real estate. RMR LLC also provides services to other publicly and privately owned companies, including: Five Star, which operates senior living communities; TA, our largest tenant, which operates and franchises travel centers and restaurants; and Sonesta, which managed 53 of our hotels as of December 31, 2019 and operates, manages and franchises hotels, resorts and cruise boats and of which we own an approximately 34% equity interest as of February 27, 2020. A subsidiary of RMR LLC is an investment adviser to the RMR Real Estate Income Fund, or RIF, a closed end investment company listed on the NYSE American, which invests in securities of real estate companies that are not managed by RMR LLC. Mr. Portnoy serves as chair of the board of trustees or board of directors, as applicable, of OPI, ILPT, DHC, Five Star and TA and as managing director, managing trustee, director or trustee, as applicable, of the companies managed by RMR LLC or its subsidiaries.
John G. Murray, our other Managing Trustee and our President and Chief Executive Officer, Brian E. Donley, our Chief Financial Officer and Treasurer, and Ethan Bornstein, our Senior Vice President and Todd Hargreaves, our Vice President, are also officers and employees of RMR LLC. Mr. Murray is also a managing trustee, president and chief executive officer of ILPT and Mr. Donley is also the chief financial officer and treasurer of RIF. Messrs. Murray, Donley, Bornstein and Hargreaves have duties to RMR LLC, and Mr. Murray has duties to ILPT and Mr. Donley has duties to RIF, as well as to us, and we do not have their undivided attention. They and other RMR LLC personnel may have conflicts in allocating their time and resources between us and RMR LLC and other companies to which RMR LLC or its subsidiaries provide services. Some of our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR LLC or its subsidiaries provide management services.

In addition, we may in the future enter into additional transactions with RMR LLC, its affiliates, or entities managed by it or its subsidiaries. In addition to his investments in RMR Inc. and RMR LLC, Adam Portnoy holds equity investments in other companies to which RMR LLC or its subsidiaries provide management services and some of these companies have significant cross ownership interests, including, for example: as of December 31, 2019, Adam Portnoy beneficially owned, in aggregate, 1.1% of our outstanding common shares, 35.3% (6.3% as of January 1, 2020) of Five Star’s outstanding common stock (including through ABP Trust), 1.2% of ILPT’s outstanding common shares, 1.5% of OPI’s outstanding common shares, 1.1% of DHC’s outstanding common shares, 2.3% of RIF’s outstanding common shares, 4.0% of TA’s outstanding common shares (including through RMR LLC) and 19.5% of TRMT’s outstanding common shares (including through Tremont Realty Advisors LLC); and we owned 8.2% of TA’s outstanding common shares. Our executive officers also own equity investments in other companies to which RMR LLC or its subsidiaries provide management services. These multiple responsibilities, relationships and cross ownerships could give rise to conflicts of interest or the perception of such conflicts of interest with respect to matters involving us, RMR Inc., RMR LLC, our Managing Trustees, the other companies to which RMR LLC or its subsidiaries provide management services and their related parties. Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.
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
Our management agreements with RMR LLC were not negotiated on an arm’s length basis and their fee and expense structure may not create proper incentives for RMR LLC, which may increase the risk of an investment in our common shares.
As a result of our relationships with RMR LLC and its current and former controlling shareholder(s), our management agreements with RMR LLC were not negotiated on an arm’s length basis between unrelated parties, and therefore, while such agreements were negotiated with the use of a special committee and disinterested trustees, the terms, including the fees payable to RMR LLC, may not be as favorable to us as they would have been if they were negotiated on an arm’s length basis between unrelated parties. Our property management fees are calculated based on rents we receive and construction supervision fees for construction at our properties overseen and managed by RMR LLC, and our base business management fee is calculated based upon the lower of the historical costs of our real estate investments and our market capitalization. We pay RMR LLC substantial base management fees regardless of our financial results. These fee arrangements could incentivize RMR LLC to pursue acquisitions, capital transactions, tenancies and construction projects or to avoid disposing of our assets in order to increase or maintain its management fees and might reduce RMR LLC’s incentive to devote its time and effort to seeking investments that provide attractive returns for us. If we do not effectively manage our investment, disposition and capital transactions and leasing, construction and other property management activities, we may pay increased management fees without proportional benefits to us. In addition, we are obligated under our management agreements to reimburse RMR LLC for employment and related expenses of RMR LLC’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR LLC’s centralized accounting personnel and our share of RMR LLC’s costs for providing our internal audit function. We are also required to pay for third party costs incurred with respect to us. Our obligation to reimburse RMR LLC for certain of its costs and to pay third party costs may reduce RMR LLC’s incentive to efficiently manage those costs, which may increase our costs.

The termination of our management agreements with RMR LLC may require us to pay a substantial termination fee, including in the case of a termination for unsatisfactory performance, which may limit our ability to end our relationship with RMR LLC.
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
TA is our former 100% owned subsidiary and our largest tenant, and we are TA’s largest shareholder and landlord. TA was created as a separate public company in 2007 as a result of its spin-off from us. Adam Portnoy, one of our Managing Trustees, serves as the chairman of the board of directors and a managing director of TA and, through RMR LLC, beneficially owns 4.0% of TA’s outstanding common shares. Adam Portnoy is the controlling shareholder, managing director and chief executive officer of RMR Inc., the parent of RMR LLC, which provides management services to both us and TA. We recognized rental income of $262.0 million for the year ended December 31, 2019 under our TA leases.
Sonesta managed 53 of our hotels as of December 31, 2019. Sonesta is majority owned by Adam Portnoy and his affiliates. Mr. Portnoy, Mr. Murray and Jennifer Clark, our Secretary, are directors of Sonesta. Sonesta’s chief executive officer and chief financial officer are also officers of RMR LLC, and other officers and employees of Sonesta are former employees of RMR LLC. We realized returns of $67.6 million under our Sonesta agreement and incurred management, system and reservation fees payable to Sonesta of $36.2 million and procurement and construction supervision fees payable to Sonesta of $3.3 million for the year ended December 31, 2019.
The historical and continuing relationships which we, RMR LLC, Adam Portnoy and certain other officers of RMR LLC have with TA and Sonesta could create, or appear to create, conflicts of interest with respect to matters involving us, the other companies to which RMR LLC or its subsidiaries provide management services and their related parties. As a result of these relationships, our agreements with TA and Sonesta were not negotiated on an arm’s length basis between unrelated parties, and therefore, while such agreements were negotiated with the use of a special committee and disinterested trustees, may not be as favorable to us as they would have been if they were negotiated on an arm’s length basis between unrelated parties.
Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.

We may not realize the benefits we expect from our ownership interest in Sonesta.
Pursuant to our agreements with Sonesta, we received an approximately 34% ownership interest in Sonesta. Risks that we have identified elsewhere in this Risk Factors section, particularly those relating to the hotel industry, are applicable to our ownership of Sonesta shares. In addition, Sonesta is a private company that is majority owned by Adam Portnoy, one of our Managing Trustees, and his affiliates. We have a minority interest in Sonesta, and we will be limited in our ability to direct or influence Sonesta’s corporate level decisions or to affect changes in Sonesta’s business, strategies, operations and management. In addition, Sonesta’s common stock is not publicly traded and our ability to sell our Sonesta shares will be limited. Further, any attempt we may make to sell our Sonesta shares may be unsuccessful and any price that we may be able to realize for those shares may be at a discount due to the minority interest they represent and the lack of an active trading market for those shares. As a result of the foregoing, and for other possible reasons, we may not realize any of the benefits we currently expect from our ownership of Sonesta common stock, we may be prevented from selling our Sonesta common stock and we could incur losses from our ownership of Sonesta common stock, including our proportion of any operating or other losses that Sonesta may realize.
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
Companies with business dealings with related persons and entities may more often be the target of dissident shareholder trustee nominations, dissident shareholder proposals and shareholder litigation alleging conflicts of interest in their business dealings. Our relationships with RMR Inc., RMR LLC, TA, Sonesta, the other companies to which RMR LLC or its subsidiaries provide management services, Adam Portnoy and other related persons of RMR LLC may precipitate such activities. Certain proxy advisory firms which have significant influence over the voting by shareholders of public companies have, in the past, recommended, and in the future may recommend, that shareholders vote against the election of our incumbent Trustees, vote against our say on pay vote or other management proposals or vote for shareholder proposals that we oppose. These recommendations by proxy advisory firms have affected the outcomes of past Board of Trustees elections and votes on our say on pay, and similar recommendations in the future would likely affect the outcome of future Board of Trustees elections and votes on our say on pay, which may increase shareholder activism and litigation. These activities, if instituted against us, could result in substantial costs, and diversion of our management’s attention and could have a material adverse impact on our reputation and business.

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
Our declaration of trust and bylaws prohibit any shareholder other than RMR LLC and its affiliates (as defined under Maryland law) and certain persons who have been exempted by our Board of Trustees from owning, directly and by attribution, more than 9.8% of the number or value of shares (whichever is more restrictive) of any class or series of our outstanding shares of beneficial interest, including our common shares. These provisions are intended to, among other purposes, assist with our REIT compliance under the IRC and otherwise promote our orderly governance. However, these provisions may also inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:

•	the current division of our Trustees into three classes, with the term of one class expiring each year, which could delay a change of control of us;

•	the authority of our Board of Trustees, and not our shareholders, to adopt, amend or repeal our bylaws and to fill vacancies on our Board of Trustees;

•	shareholder voting standards which require a supermajority for approval of certain actions;

•	the fact that only our Board of Trustees, or, if there are no Trustees, our officers, may call shareholder meetings and that shareholders are not entitled to act without a meeting;

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

•
requirements that shareholders comply with regulatory requirements (including Nevada and Louisiana gaming) affecting us which could effectively limit share ownership of us, including in some cases, to 5% of our outstanding shares;

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
As changes occur in the marketplace for corporate governance policies, the above provisions may change, be removed, or new ones may be added.
Certain aspects of our business may prevent shareholders from accumulating a large stake in us, from nominating or serving as our Trustees, or from taking actions to otherwise control our business.
Certain of our properties include gambling operations. Applicable state laws require that any shareholder who owns or controls 5% or more of our securities or anyone who wishes to serve as one of our Trustees must be licensed or approved by the state regulators responsible for gambling operations. These approval procedures may discourage or prevent investors from purchasing our securities, from nominating persons to serve as our Trustees or from taking other actions.

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
Our declaration of trust and indemnification agreements require us to indemnify, to the maximum extent permitted by Maryland law, any present or former Trustee or officer who is made or threatened to be made a party to a proceeding by reason of his or her service in these and certain other capacities. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our shareholders may have more limited rights against our present and former Trustees and officers than might otherwise exist absent the provisions in our declaration of trust and indemnification agreements or that might exist with other companies, which could limit our shareholders’ recourse in the event of actions not in their best interest.
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
If we cease to qualify for taxation as a REIT under the IRC, then our ability to raise capital might be adversely affected, we will be in breach under our credit agreement, we may be subject to material amounts of federal and state income taxes, our cash available for distribution to our shareholders could be reduced, and the market price of our common shares could decline. In addition, if we lose or revoke our qualification for taxation as a REIT under the IRC for a taxable year, we will generally be prevented from requalifying for taxation as a REIT for the next four taxable years.
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
Dividends payable by U.S. corporations to noncorporate shareholders, such as individuals, trusts and estates, are generally eligible for reduced federal income tax rates applicable to “qualified dividends.” Distributions paid by REITs generally are not treated as “qualified dividends” under the IRC and the reduced rates applicable to such dividends do not generally apply. However, for tax years beginning before 2026, REIT dividends paid to noncorporate shareholders are generally taxed at an effective tax rate lower than applicable ordinary income tax rates due to the availability of a deduction under the IRC for specified forms of income from passthrough entities. More favorable rates will nevertheless continue to apply to regular corporate “qualified” dividends, which may cause some investors to perceive that an investment in a REIT is less attractive than an investment in a non-REIT entity that pays dividends, thereby reducing the demand and market price of our common shares.
REIT distribution requirements could adversely affect us and our shareholders.
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

•
our leased properties must be managed and operated on behalf of the TRSs by independent contractors who are less than 35% affiliated with us and who are actively engaged (or have affiliates so engaged) in the trade or business of managing and operating qualified lodging facilities for any person unrelated to us; and

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
The rules dealing with U.S. federal, state, and local taxation are constantly under review by persons involved in the legislative process and by the IRS, the U.S. Department of the Treasury, and other taxation authorities. Changes to the tax laws, with or without retroactive application, could materially and adversely affect us and our shareholders. We cannot predict how changes in the tax laws might affect us or our shareholders. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to remain qualified for taxation as a REIT or the tax consequences of such qualification to us and our shareholders.
Risks Related to our Securities
We may not be able to continue paying distributions at or above our current annualized distribution rate.
Our current annualized distribution rate is $2.16 per common share. We may not be able to sustain our current distribution rate, or pay distributions at all, for various reasons, including that:

•	our ability to pay distributions may be adversely affected if any of the risks described in this Annual Report on Form 10-K occur;

•
our declaration and payment of distributions are subject to compliance with restrictions contained in our credit agreement and public debt covenants and may be subject to restrictions governing future debt that we may incur;

•	we may desire or need to retain cash to obtain, maintain or improve our credit ratings, to reduce leverage, fund capital expenditures or pursue other business opportunities; and

•
we have no obligation to pay distributions; each distribution is made at the discretion of our Board of Trustees and the payment of a distribution depends on various factors that our Board of Trustees at the time deems relevant, including among other things, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement, the availability to us of debt and equity capital, our distribution rate as a percentage of the trading price of our shares, or dividend yield, and the dividend yield of other REITs, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations.

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

•	our underlying asset value;

•	investor confidence in the stock and bond markets, generally;

•	market interest rates;

•	national economic conditions;

•	changes in tax laws;

•	changes in our credit ratings;

•	general market conditions; and

•	perception of our environmental, social and governance policies relative to other companies.
We believe that one of the factors that investors consider important in deciding whether to buy or sell equity securities of a REIT is the distribution rate, considered as a percentage of the price of the equity securities, relative to market interest rates. Interest rates have been at historically low levels for an extended period of time. There is a general market perception that REIT shares outperform in low interest rate environments and underperform in rising interest rate environments when compared to the broader market. The U.S. Federal Reserve steadily increased the targeted federal funds rate over the last several years, but recently took action to decrease its federal funds rate and may continue to make adjustments in the future. If the U.S. Federal Reserve increases interest rates or if there is a market expectation of such increases, prospective purchasers of REIT equity securities may want to achieve a higher distribution rate. Thus, higher market interest rates, or the expectation of higher interest rates, could cause the value of our securities to decline.
Further issuances of equity securities may be dilutive to current shareholders.
The interests of our existing shareholders could be diluted if we issue additional equity securities to finance future acquisitions, to repay indebtedness or for other reasons. Our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, which may include secured and unsecured debt, and equity financing, which may include common and preferred shares.
The Notes are structurally subordinated to the payment of all indebtedness and other liabilities and any preferred equity of our subsidiaries.
We are the sole obligor on our outstanding senior unsecured notes, and our outstanding senior unsecured notes and any notes or other debt securities we may issue in the future, or, together with our outstanding senior unsecured notes, the Notes, and such Notes are not, and any Notes we may issue in the future may not be guaranteed by any of our subsidiaries. Our subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Notes, or to make any funds available therefor, whether by dividend, distribution, loan or other payments. The rights of holders of Notes to benefit from any of the assets of our subsidiaries are subject to the prior satisfaction of claims of our subsidiaries’ creditors and any preferred equity holders. As a result, the Notes are, and, except to the extent that future Notes are guaranteed by our subsidiaries, will be, structurally subordinated to all of the debt and other liabilities and obligations of our subsidiaries, including guarantees of other indebtedness of ours, payment obligations under lease agreements, trade payables and preferred equity. As of December 31, 2019, our subsidiaries had total indebtedness and other liabilities (excluding security and other deposits and guaranties) of less than $10 million.

The Notes are unsecured and effectively subordinated to all of our existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.
The outstanding Notes are not secured and any Notes we may issue in the future may not be secured. Upon any distribution to our creditors in a bankruptcy, liquidation, reorganization or similar proceeding relating to us or our property, the holders of our secured debt will be entitled to exercise the remedies available to a secured lender under applicable law and pursuant to the instruments governing such debt and to be paid in full from the assets securing that secured debt before any payment may be made with respect to Notes that are not secured by those assets. In that event, because such Notes will not be secured by any of our assets, it is possible that there will be no assets from which claims of holders of such Notes can be satisfied or, if any assets remain, that the remaining assets will be insufficient to satisfy those claims in full. If the value of such remaining assets is less than the aggregate outstanding principal amount of such Notes and accrued interest and all future debt ranking equally with such Notes, we will be unable to fully satisfy our obligations under such Notes. In addition, if we fail to meet our payment or other obligations under our secured debt, the holders of that secured debt would be entitled to foreclose on our assets securing that secured debt and liquidate those assets. Accordingly, we may not have sufficient funds to pay amounts due on such Notes. As a result, noteholders may lose a portion or the entire value of their investment in such Notes. Further, the terms of the outstanding Notes permit, and the terms of any Notes we may issue in the future may permit us to incur additional secured indebtedness subject to compliance with certain debt ratios. The Notes that are not secured will be effectively subordinated to any such additional secured indebtedness. As of December 31, 2019, we had no secured mortgage debt.
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
The outstanding Notes are rated by two rating agencies and any Notes we may issue in the future may be rated by one or more rating agencies. These credit ratings are continually reviewed by rating agencies and may change at any time based upon, among other things, our results of operations and financial condition. Negative changes in the ratings assigned to our debt securities could have an adverse effect on the market price of the Notes and our cost and availability of capital, which could in turn have a material adverse effect on our results of operations and our ability to satisfy our debt service obligations. As a result of the SMTA Transaction, S&P Global assigned a negative outlook to our credit ratings and Moody’s downgraded our credit ratings. These negative actions imply that our debt ratings may be downgraded further to below “investment grade.”
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
At December 31, 2019, we owned 329 hotels and 816 retail net lease properties. The following tables summarize certain information about our properties as of December 31, 2019 (dollars in thousands).

	Hotels			Net Lease			All Properties
	Number of Properties	Undepreciated Carrying Value	Depreciated Carrying Value	Number of Properties	Undepreciated Carrying Value	Depreciated Carrying Value	Total Number of Properties	Total Undepreciated Carrying Value	Total Depreciated Carrying Value
Location of Properties

United States
Alabama	6	$51,211	$35,637	32	$128,931	$98,105	38	$180,142	$133,742
Alaska	—	—	—	1	3,716	3,627	1	3,716	3,627
Arizona	15	213,330	137,025	25	225,144	164,797	40	438,474	301,822
Arkansas	—	—	—	17	116,347	73,483	17	116,347	73,483
California	36	958,527	670,389	22	234,800	197,372	58	1,193,327	867,761
Colorado	6	148,019	113,189	9	102,935	85,601	15	250,954	198,790
Connecticut	1	4,997	3,323	3	33,448	14,776	4	38,445	18,099
Delaware	2	32,209	23,560	—	—	—	2	32,209	23,560
Florida	14	285,074	190,705	48	221,513	176,628	62	506,587	367,333
Georgia	23	471,135	339,502	74	241,609	199,502	97	712,744	539,004
Hawaii	1	89,049	46,929	—	—	—	1	89,049	46,929
Idaho	—	—	—	2	20,399	15,354	2	20,399	15,354
Illinois	17	441,804	346,234	58	252,788	214,676	75	694,592	560,910
Indiana	3	33,982	17,944	42	200,282	170,976	45	234,264	188,920
Iowa	2	17,846	9,256	15	33,902	29,585	17	51,748	38,841
Kansas	4	29,706	16,968	5	38,109	34,643	9	67,815	51,611
Kentucky	1	2,987	1,856	14	68,840	49,051	15	71,827	50,907
Louisiana	3	240,798	192,221	12	124,837	81,976	15	365,635	274,197
Maryland	7	164,914	108,419	13	59,880	37,937	20	224,794	146,356
Massachusetts	14	339,649	230,467	—	94	94	14	339,743	230,561
Michigan	12	98,663	66,798	53	106,706	92,802	65	205,369	159,600
Minnesota	5	128,095	106,833	12	70,717	69,826	17	198,812	176,659
Mississippi	—	—	—	5	29,480	19,059	5	29,480	19,059
Missouri	7	180,844	148,237	25	109,368	85,351	32	290,212	233,588
Nebraska	2	12,421	8,914	5	45,527	21,139	7	57,948	30,053
Nevada	3	50,332	30,902	6	160,907	117,786	9	211,239	148,688
New Hampshire	—	—	—	1	6,235	4,186	1	6,235	4,186
New Jersey	15	273,428	189,776	3	96,691	62,892	18	370,119	252,668
New Mexico	2	26,880	14,601	16	129,665	81,115	18	156,545	95,716
New York	5	118,279	72,621	9	50,464	37,751	14	168,743	110,372
North Carolina	14	177,810	120,469	19	85,222	71,108	33	263,032	191,577
North Dakota	—	—	—	1	3,476	3,432	1	3,476	3,432
Ohio	11	178,494	146,999	39	278,508	212,058	50	457,002	359,057
Oklahoma	3	34,427	22,941	12	71,233	63,148	15	105,660	86,089
Oregon	1	115,294	101,180	7	79,028	69,288	8	194,322	170,468
Pennsylvania	10	204,672	122,394	32	205,958	154,525	42	410,630	276,919
Rhode Island	2	29,510	21,209	1	3,417	3,368	3	32,927	24,577
South Carolina	3	70,217	43,839	17	100,766	80,940	20	170,983	124,779
Tennessee	9	162,039	96,570	42	122,900	95,543	51	284,939	192,113
Texas	36	496,481	298,441	58	481,089	334,982	94	977,570	633,423
Utah	3	69,850	38,426	3	20,225	10,954	6	90,075	49,380
Vermont	1	14,616	11,868	—	—	—	1	14,616	11,868
Virginia	15	179,008	100,156	18	83,965	66,147	33	262,973	166,303
Washington	8	209,427	162,986	4	24,342	20,417	12	233,769	183,403
West Virginia	1	10,243	5,929	5	15,260	12,962	6	25,503	18,891
Wisconsin	2	44,901	37,896	6	23,854	19,992	8	68,755	57,888
Wyoming	—	—	—	6	81,906	48,236	6	81,906	48,236
	325	6,411,168	4,453,609	797	4,594,483	3,507,190	1,122	11,005,651	7,960,799
Other
Washington, DC	1	143,746	141,094	—	—	—	1	143,746	141,094
Ontario, Canada	2	52,899	36,164	—	—	—	2	52,899	36,164
Puerto Rico	1	182,740	126,218	—	—	—	1	182,740	126,218
	4	379,385	303,476	—	—	—	4	379,385	303,476

Total	329	$6,790,553	$4,757,085	797	$4,594,483	$3,507,190	1,126	$11,385,036	$8,264,275

	Hotels			Net Lease			All Properties
	Number of Properties	Undepreciated Carrying Value	Depreciated Carrying Value	Number of Properties	Undepreciated Carrying Value	Depreciated Carrying Value	Total Number of Properties	Total Undepreciated Carrying Value	Total Depreciated Carrying Value
Location of Properties

Held For Sale
Arizona	—	$—	$—	1	$3,200	$2,790	1	$3,200	$2,790
Arkansas	—	—	—	2	3,961	3,651	2	3,961	3,651
Illinois	—	—	—	3	3,160	2,915	3	3,160	2,915
Kansas	—	—	—	1	789	710	1	789	710
Louisiana	—	—	—	1	749	656	1	749	656
Massachusetts	—	—	—	1	69,973	63,380	1	69,973	63,380
Minnesota	—	—	—	1	3,774	2,457	1	3,774	2,457
Missouri	—	—	—	1	1,200	1,098	1	1,200	1,098
Nebraska	—	—	—	3	2,764	2,195	3	2,764	2,195
Ohio	—	—	—	2	3,643	2,693	2	3,643	2,693
Oklahoma	—	—	—	1	443	386	1	443	386
Wyoming	—	—	—	2	4,814	4,562	2	4,814	4,562
Total	—	$—	$—	19	$98,470	$87,493	19	$98,470	$87,493
At December 31, 2019, 14 of our hotels were on land we leased partially or entirely from unrelated third parties. The average remaining term of the ground leases (including renewal options) is approximately 37 years (range of 15 to 68 years). Ground rent payable under nine of the ground leases is generally calculated as a percentage of hotel revenues. Twelve (12) of the 14 ground leases require annual minimum rents averaging $260 per year; future rents under two ground leases have been prepaid. Pursuant to the terms of our management agreements and leases, payments of ground lease obligations are generally made by our hotel managers or tenants. However, if a hotel manager or tenant did not perform obligations under a ground lease or elected not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge, sale or transfer of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.
At December 31, 2019, 17 of our net lease properties were on land we leased partially or entirely from unrelated third parties. The average remaining term of the ground leases (including renewal options) is approximately 12 years (range of 1 year to 31 years). Ground rent payable under the ground leases is generally a fixed amount, averaging $508 per year. Payments of these ground lease obligations are made by our tenants. However, if our tenants did not perform obligations under a ground lease or elected not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge, sale or transfer of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.
The aggregate depreciated carrying value of our properties subject to ground leases was as follows at December 31, 2019 (in thousands):

14 hotels (1)	$202,782
17 net lease (2)	77,788
Total	$280,570

(1)
Two of these hotels with a depreciated carrying value totaling $62,664 are partially on land we lease from unrelated third parties. The leased land is generally used for parking. We believe these two hotels would be operable without the leased land.

(2)
Three of these net lease properties with a depreciated carrying value totaling $31,863 are partially on land we lease from unrelated third parties. The leased land is generally used for additional parking or storm water runoff; however, certain building structures for one of these three net lease properties are located on leased land. We believe these three net lease properties would be operable without the leased land, although we would have to remove the part of the building structure that is located on the leased land and might replace that structure with a new building on land we own.

Item 3. Legal Proceedings
From time to time, we may become involved in litigation matters incidental to the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, we are currently not a party to any litigation which we expect to have a material adverse effect on our business.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares are traded on Nasdaq (symbol: SVC). As of February 11, 2020, there were 549 shareholders of record of our common shares.
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

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Income Statement Data:
Revenues:
Hotel operating revenues	$1,989,173	$1,958,598	$1,840,829	$1,733,103	$1,636,834
Rental income	322,236	330,806	326,436	309,600	280,935
FF&E reserve income	4,739	5,132	4,670	4,508	4,135
Total revenues	2,316,148	2,294,536	2,171,935	2,047,211	1,921,904
Expenses:
Hotel operating expenses	1,410,927	1,387,065	1,274,642	1,197,776	1,138,449
Other operating expenses	8,357	5,290	4,905	4,762	5,532
Depreciation and amortization	428,448	403,077	386,659	357,342	329,776
General and administrative	54,639	104,862	125,402	99,105	109,837
Acquisition and transaction related costs	1,795	—	—	1,367	2,375
Loss on asset impairment	39,296	—	—	—	—
Total expenses	1,943,462	1,900,294	1,791,608	1,660,352	1,585,969
Gain on sale of real estate	159,535	—	9,348	—	11,015
Dividend income	1,752	2,754	2,504	2,001	2,640
Unrealized losses on equity securities	(40,461)	(16,737)	—	—	—
Interest income	2,215	1,528	798	274	44
Interest expense	(225,126)	(195,213)	(181,579)	(161,913)	(144,898)
Loss on distribution to common shareholders of The RMR Group Inc. common stock	—	—	—	—	(36,773)
Loss on early extinguishment of debt	(8,451)	(160)	(146)	(228)	—
Income before income taxes and equity in earnings of an investee	262,150	186,414	211,252	226,993	167,963
Income tax benefit (expense)	(2,793)	(1,195)	3,284	(4,020)	(1,566)
Equity in earnings of an investee	393	515	607	137	21
Net income	259,750	185,734	215,143	223,110	166,418
Preferred distributions	—	—	(1,435)	(20,664)	(20,664)
Excess of liquidation preference over carrying value of preferred shares redeemed	—	—	(9,893)	—	—
Net income available for common shareholders	$259,750	$185,734	$203,815	$202,446	$145,754
Common distributions paid (1)	$353,620	$346,832	$340,084	$314,135	$299,967
Weighted average common shares outstanding (basic)	164,312	164,229	164,146	156,062	150,709
Weighted average common shares outstanding (diluted)	164,340	164,258	164,175	156,088	151,002
Per Common Share Data:
Net income available for common shareholders (basic and diluted)	$1.58	$1.13	$1.24	$1.30	$0.97
Distributions paid per common share (1)	$2.15	$2.11	$2.07	$2.03	$1.99
Balance Sheet Data (as of December 31):
Real estate properties, gross	$11,385,036	$9,522,973	$9,427,659	$8,723,389	$8,261,772
Real estate properties, net	8,264,275	6,549,589	6,643,181	6,209,393	6,044,637
Total assets	9,033,967	7,177,079	7,150,385	6,634,228	6,394,797
Debt, net of discounts and certain issuance costs	6,062,547	4,172,587	4,001,048	3,163,807	3,274,673
Shareholders’ equity	2,505,878	2,597,431	2,755,422	3,129,389	2,812,082
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
Overview (dollar amounts in thousands, except share amounts and per room hotel data)
We are a REIT organized under the laws of the State of Maryland. As of December 31, 2019, we owned 1,145 properties in 47 states, the District of Columbia, Canada and Puerto Rico.
On September 20, 2019, we completed the SMTA Transaction as a result of which, we acquired 767 properties with 12.4 million rentable square feet for an aggregate transaction value of $2,482,382. The portfolio consisted of 767 service-oriented retail properties net leased to tenants in 23 distinct industries and 163 brands including quick service and casual dining restaurants, movie theaters, health and fitness, automotive parts and services and other service-oriented and necessity-based industries across 45 states.
On December 31, 2019, we entered into agreements with Marriott, which combined our three then-existing Marriott operating agreements, historically referred to as the Marriott Nos. 1, 234 and 5 agreements, into a single portfolio for a 16-year term commencing on January 1, 2020. Additional details of this agreement are set forth in Note 5 to our consolidated financial statements in Item 15 of this Annual Report on Form 10-K, which disclosure is incorporated herein by reference.
On February 27, 2020, we entered into a transaction agreement with Sonesta pursuant to which we and Sonesta modified our existing business arrangements. Additional details regarding this transaction are set forth in Note 5 to our consolidated financial statements in Item 15 of this Annual Report on Form 10-K, which disclosure is incorporated herein by reference.
Management agreements and leases. At February 26, 2020, we owned 329 hotels operated under six agreements. We leased 328 of these hotels to our wholly owned TRSs that are managed by hotel operating companies and one is leased to a hotel operating company. We own 816 service-oriented properties with 194 tenants subject to “triple net” leases, where the tenants are generally responsible for payment of operating expenses and capital expenditures. Our consolidated statements of comprehensive income include hotel operating revenues and hotel operating expenses of our managed hotels and rental income and other operating expenses from our leased hotels and net lease properties.
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
Hotel Portfolio
Comparable hotels data. We present RevPAR, average daily rate, or ADR, and occupancy for the periods presented on a comparable basis to facilitate comparisons between periods. We generally define comparable hotels as those that were owned by us and were open and operating for the entire periods being compared. For the years ended December 31, 2019 and 2018, we excluded 10 hotels from our comparable results. Six of these hotels were not owned for the entire periods and four were closed for major renovations during part of the periods presented.
Hotel operations. In 2019, the U.S. hotel industry generally realized increases in ADR and RevPAR and no change in occupancy compared to 2018. During the year ended December 31, 2019, our 319 comparable hotels that we owned continuously since January 1, 2018 produced aggregate year over year decreases in ADR and RevPAR and a decline in occupancy. We believe these results are, in part, due to the disruption and displacement at certain of our hotels undergoing renovations, increased competition from new hotel room supply in certain markets and decreased business activity in areas where some of our hotels are located.
For the year ended December 31, 2019 compared to the year ended December 31, 2018 for our 319 comparable hotels that we owned continuously since January 1, 2018, ADR decreased 1.1% to $126.30, occupancy decreased 0.3 percentage points to 73.0% and RevPAR decreased 1.5% to $92.20.
For the year ended December 31, 2019 compared to the year ended December 31, 2018 for all our 329 hotels, ADR decreased 1.5% to $128.76, occupancy decreased 0.9 percentage points to 72.5% and RevPAR decreased 2.7% to $93.35.
Net Lease Portfolio
As of December 31, 2019, we owned 816 net lease service-oriented retail properties with 14.9 million square feet and annual minimum rent of $381,679, which represented approximately 38% of our total annual minimum returns and rents. Our net lease portfolio was 98% occupied as of December 31, 2019 by 194 tenants with a weighted (by annual minimum rent) lease term of 11.4 years, operating under 131 brands in 23 distinct industries. TA is our largest tenant. As of December 31, 2019, we leased 179 of our travel centers to TA under five leases that expire between 2029 and 2035 and require annual minimum rents of $246,088, which represents 24.6% of our consolidated annual minimum rents and returns.
Additional details of our hotel operating agreements and net lease agreements are set forth in Notes 5 and 9 to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K and in the table and notes thereto on pages 74 through 76 below.

Results of Operations (dollar amounts in thousands, except share amounts)
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

	For the Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2019	2018
Revenues:
Hotel operating revenues	$1,989,173	$1,958,598	$30,575	1.6%
Rental income - hotels	20,985	28,644	(7,659)	(26.7)%
Rental income - net lease portfolio	301,251	302,162	(911)	(0.3)%
Total rental income	322,236	330,806	(8,570)	(2.6)%
FF&E reserve income	4,739	5,132	(393)	(7.7)%

Expenses:
Hotel operating expenses	1,410,927	1,387,065	23,862	1.7%
Other operating expenses	8,357	5,290	3,067	58.0%
Depreciation and amortization - hotels	268,088	255,759	12,329	4.8%
Depreciation and amortization - net lease portfolio	160,360	147,318	13,042	8.9%
Total depreciation and amortization	428,448	403,077	25,371	6.3%
General and administrative	54,639	104,862	(50,223)	(47.9)%
Acquisition and transaction related costs	1,795	—	1,795	n/m
Loss on asset impairment	39,296	—	39,296	n/m
Gain on sale of real estate	159,535	—	159,535	n/m
Dividend income	1,752	2,754	(1,002)	(36.4)%
Unrealized losses on equity securities	(40,461)	(16,737)	(23,724)	141.7%
Interest income	2,215	1,528	687	45.0%
Interest expense	(225,126)	(195,213)	(29,913)	15.3%
Loss on early extinguishment of debt	(8,451)	(160)	(8,291)	5,181.9%
Income before income taxes and equity earnings of an investee	262,150	186,414	75,736	40.6%
Income tax expense	(2,793)	(1,195)	(1,598)	133.7%
Equity in earnings of an investee	393	515	(122)	(23.7)%
Net income	$259,750	$185,734	$74,016	39.9%

Weighted average shares outstanding (basic)	164,312	164,229	83	0.1%
Weighted average shares outstanding (diluted)	164,340	164,258	82	n/m

Net income per common share: basic and diluted	$1.58	$1.13	$0.45	39.8%
References to changes in the income and expense categories below relate to the comparison of consolidated results for the year ended December 31, 2019, compared to the year ended December 31, 2018. For a comparison of consolidated results for the year ended December 31, 2018 compared to the year ended December 31, 2017 please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Hotel operating revenues. The increase in hotel operating revenues is a result of our hotel acquisitions since January 1, 2018 ($53,364), increased revenues at certain of our managed hotels due to increases in ADR and higher occupancies ($49,888) and the conversion of one hotel from a leased to managed property during 2018 ($4,427), partially offset by decreased revenues at certain of our managed hotels primarily as a result of lower occupancies ($44,167) and decreased revenues at certain of our other managed hotels undergoing renovations during all or part of 2019 resulting primarily from lower occupancies ($32,937). Additional operating statistics of our hotels are included in the table on page 76.

Rental income - hotels. The decrease in rental income - hotels is primarily the result of a previously deferred gain from a historical lease default becoming fully amortized in 2018 ($3,631), the conversion of one hotel from a leased to managed property during 2018 ($2,812) and amending the lease terms for 48 vacation units we lease at one hotel during 2019 ($1,265), partially offset by contractual rent increases under certain of our hotel leases ($49). We reduced rental income by $985 in the 2019 period and increased rental income by $382 in the 2018 period to record rent on a straight line basis. Rental income for 2018 includes $147 of percentage rental income. No percentage rent was earned under our hotel leases in 2019.
Rental income net lease portfolio. The decrease in rental income - net lease portfolio is a result of the sale of 20 travel centers to TA and our lease amendments with TA in January 2019 ($47,628), partially offset by rents related to properties acquired pursuant to the SMTA Transaction ($46,717). See Notes 4 and 5 to our consolidated financial statements included in this Annual Report on Form 10-K for more information regarding these transactions. We reduced rental income by $9,734 in the 2019 period and increased rental income by $12,127 in the 2018 period to record scheduled rent increases under certain leases, the deferred rent obligations payable to us under our TA leases and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks on a straight line basis. Rental income for 2019 and 2018 includes $4,238 and $3,548, respectively, of percentage rental income.
FF&E Reserve income. FF&E reserve income represents amounts paid by certain of our hotel tenants into restricted accounts owned by us to accumulate funds for future capital expenditures. The terms of our hotel leases require these amounts to be calculated as a percentage of total sales at our hotels. We do not report the amounts, if any, which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income. The decrease in FF&E reserve income is the result of decreased sales at certain of our leased hotels in 2019.
Hotel operating expenses. The increase in hotel operating expenses is a result of our hotel acquisitions since January 1, 2018 ($53,738), an increase in wage and benefit costs, sales and marketing expenses and other operating costs at certain of our managed hotels resulting primarily from higher occupancies and general expense increases ($31,216), the conversion of one hotel from a leased to managed property during 2018 ($4,642) and an increase in real estate taxes at certain of our hotels ($1,988), partially offset by operating expense decreases at certain managed hotels undergoing renovations during all or part of 2019 resulting primarily from lower occupancies ($33,382), an increase in the amount of guaranty and security deposit utilization under certain of our hotel operating agreements ($24,331) and a decrease in the amount of guaranty and security deposit replenishment under certain of our hotel operating agreements ($10,009). Certain guarantees and security deposits which have been applied to past payment deficits may be replenished from a share of subsequent cash flows from the applicable hotel operations pursuant to the terms of the respective operating agreements. When our guarantees and our security deposits are replenished by cash flows from hotel operations, we reflect such replenishments in our consolidated statements of comprehensive income as an increase to hotel operating expenses. Hotel operating expenses were increased by $734 and $10,743 in 2019 and 2018, respectively, as a result of such replenishments. When our guarantees and security deposits are utilized to cover shortfalls of hotels’ cash flows from the minimum payments due to us, we reflect such utilizations in our consolidated statements of comprehensive income as a decrease to hotel operating expenses. Hotel operating expenses were decreased by $29,897 and $5,569 in 2019 and 2018, respectively, as a result of such utilization.
Other operating expenses. The increase in other operating expenses is a result of operating expenses we pay at certain properties we acquired as part of the SMTA Transaction in 2019.
Depreciation and amortization - hotels. The increase in depreciation and amortization - hotels is a result of the depreciation and amortization of improvements acquired with funds from our FF&E reserves or directly funded by us since January 1, 2018 ($24,072) and our hotel acquisitions since January 1, 2018 ($5,778), partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2018 ($17,521).
Depreciation and amortization - net lease portfolio. The increase in depreciation and amortization - net lease portfolio is a result of the net lease properties we acquired as part of the SMTA Transaction ($32,023) and the depreciation and amortization of travel center improvements we purchased since January 1, 2018 ($438), partially offset by our travel center dispositions since January 1, 2018 ($11,175) and certain of our depreciable assets becoming fully depreciated since January 1, 2018 ($8,244).
General and administrative. The decrease in general and administrative costs is primarily due to a decrease in business management incentive fee expense ($53,635), partially offset by a loss contingency ($1,997) and increased business management fees ($1,665) in 2019.
Acquisition and transaction related costs. Acquisition and transaction related costs represent costs related to our exploration of possible financing transactions.

Loss on asset impairment. We recorded a $39,296 loss on asset impairment during 2019 to reduce the carrying value of 19 net lease properties to their estimated fair value less costs to sell and two hotels to their estimated fair value.
Gain on sale of real estate. We recorded a $159,535 gain on sale of real estate in 2019 in connection with the sales of 20 travel centers.
Dividend income. Dividend income represents the dividends we received from our former investment in RMR Inc.
Unrealized losses on equity securities. Unrealized losses on equity securities represent the adjustment required to adjust the carrying value of our investments in RMR Inc., which we sold in July 2019, and TA common shares to their fair value as of December 31, 2019 and 2018.
Interest income. The increase in interest income is due to higher average cash and restricted cash balances during 2019.
Interest expense. The increase in interest expense is due to higher average outstanding borrowings, primarily as a result of our financing of the SMTA Transaction, and a higher weighted average interest rate in 2019.
Loss on early extinguishment of debt. We recorded a loss of $8,451 on early extinguishment of debt in 2019 resulting from the termination of a term loan commitment we arranged in connection with the SMTA Transaction. We recorded a loss of $160 on early extinguishment of debt in 2018 in connection with the amendment of our revolving credit facility and term loan.
Income tax expense. We recognized higher state taxes during the 2019 period primarily due to an increase in the amount of state sourced income subject to income taxes.
Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of the earnings of Affiliates Insurance Company, or AIC.
Net income. Our net income, net income per common share (basic and diluted) each increased in 2019 compared to 2018 primarily due to the revenue and expense changes discussed above.
Liquidity and Capital Resources (dollar amounts in thousands, except share amounts)
Our Managers and Tenants
As of February 26, 2020, 329 of our hotels (including one leased hotel) are included in six combination portfolio agreements and all 329 hotels were managed by or leased to hotel operating companies. Our 816 net lease properties are leased to 194 tenants as of December 31, 2019. The costs of operating and maintaining our properties are generally paid by the hotel managers as agents for us or by our tenants for their own account. Our hotel managers and tenants derive their funding for property operating expenses and for returns and rents due to us generally from property operating revenues and, to the extent that these parties themselves fund our minimum returns and rents, from their separate resources. Our hotel managers and tenants include Marriott, IHG, Sonesta, Wyndham, Hyatt and Radisson. TA is our largest net lease tenant. No other net lease tenant represents more than 1% of our total annualized minimum returns or rents.
We define coverage for each of our hotel management agreements or leases as total hotel property level revenues minus all hotel property level expenses and FF&E reserve escrows which are not subordinated to the hotel minimum returns or rents due to us divided by the hotel minimum returns or rents due to us. More detail regarding coverage, guarantees and other features of our hotel operating agreements is presented in the tables and related notes on pages 74 through 76. For the year ended December 31, 2019, five of our six hotel operating agreements, representing 42.5% of our total annual minimum returns and minimum rents, generated coverage of less than 1.0x (with a range of 0.50x to 0.93x).
We define net lease coverage as earnings before interest, taxes, depreciation, amortization and rent, or EBITDAR, divided by the annual minimum rent due to us, weighted by the minimum rent of the property to total minimum rents of the net lease portfolio. EBITDAR amounts used to determine rent coverage are generally for the latest twelve month period based on the most recent operating information, if any, furnished by the tenant. Operating information furnished by the tenant often are unaudited and, in certain cases, may not have been prepared in accordance with GAAP and are not independently verified by us. Properties for which tenants do not report operating information are excluded from the coverage calculations. As of December 31, 2019, our net lease properties generated coverage of 2.32x.

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
On December 31, 2019, we entered into agreements with Marriott which combined our three then-existing Marriott operating agreements, which we historically referred to as our Marriott Nos. 1, 234 and 5 agreements, into a single portfolio for a 16-year term commencing January 1, 2020, or the Marriott Agreement. The Marriott Nos. 1, 234 and 5 agreements included 122 hotels, provided for aggregate annual minimum returns and rents due to us of $192,774 and were scheduled to expire on December 31, 2024, 2025 and 2019, respectively. The previously available guarantee under the Marriott No. 234 agreement of $30,672 expired on December 31, 2019. The then existing security deposit held by us for the Marriott No. 234 agreement ($33,445 as of December 31, 2019) will continue to secure payment of the aggregate annual minimum returns due to us under the Marriott Agreement and may be replenished up to the security deposit cap of $64,700 from 60% of the cash flows realized from operations of the 122 hotels after payment of the aggregate annual minimum returns due to us, Marriott’s base management fees and certain other advances by us or Marriott, if any. Marriott provided a new $30.0 million limited guaranty for 85% of the aggregate annual minimum returns due to us through 2026 under the Marriott Agreement if the security deposit is exhausted. Under the Marriott Agreement, we agreed to fund approximately $400,000 for capital improvements at certain hotels over a four year period. Additional details of this agreement are set forth in Note 5 to our consolidated financial statements in Item 15 of this Annual Report on Form 10-K, which disclosure is incorporated herein by reference.
On February 27, 2020, we entered into a transaction agreement with Sonesta and Holdco pursuant to which we and Sonesta restructured our existing business arrangements, as follows:

•
We amended and restated our existing management agreements with Sonesta for each of our hotels currently managed by Sonesta, which we refer to collectively as our Sonesta agreement, and our existing pooling agreement with Sonesta, which combines our management agreements with Sonesta for purposes of calculating gross revenues, payment of hotel operating expenses, payment of fees and distributions and minimum returns due to us, as further described below;

•
We and Sonesta agreed to sell, rebrand or repurpose our 39 extended stay hotels currently managed by Sonesta, with an aggregate carrying value of $480,547 and which currently require aggregate minimum returns of $49,467. As the hotels are sold, rebranded or repurposed, the management agreement for the applicable hotel(s) will terminate without our being required to pay Sonesta a termination fee and the annual minimum returns due to us under our Sonesta agreement will decrease by the amount allocated to the applicable hotel(s);

•	Sonesta will continue to manage 14 of our full-service hotels and the aggregate annual minimum returns due for these hotels was reduced from $99,013 to $69,013;

•	Holdco issued to us a number of its shares of common stock representing approximately (but not more than) 34% of its outstanding shares of common stock (post-issuance);

•
We modified our Sonesta agreement and pooling agreement so that up to 5% of the gross revenues of each of our 14 full-service hotels managed by Sonesta will be escrowed for future capital expenditures as “FF&E reserves,” subject to available cash flow after payment of the annual minimum returns due to us under our Sonesta agreement;

•
We modified our Sonesta agreement and pooling agreement so that (1) our termination rights under those agreements for our 14 full-service hotels managed by Sonesta are generally limited to performance and for “cause”, casualty and condemnation events, (2) a portfolio wide performance test now applies for determining whether the management agreement for any of our full service hotels managed by Sonesta may be terminated for performance reasons, and (3) the provisions included in our historical pooling agreement that allowed either us or Sonesta to require the marketing for sale of non-economic hotels were removed; and

•
We extended the initial expiration date of the management agreements for our full-service hotels located in Chicago, IL and Irvine, CA that are managed by Sonesta to expire in January 2037 to align with the initial expiration date for our other full-service hotels managed by Sonesta.

Except as described above, the economic terms of our amended and restated Sonesta agreement and amended and restated pooling agreement are consistent with the historical Sonesta agreement and pooling agreement. Additional details of this agreement are set forth in Item 9B. Other information and Note 5 to our consolidated financial statements in Item 15 of this Annual Report on Form 10-K, which disclosure is incorporated herein by reference.
We are exiting our relationship with Wyndham. On November 1, 2019, we rebranded two full-service hotels previously managed by Wyndham in Chicago, IL and Irvine, CA to the Sonesta brands. We also lease 48 vacation units in the Chicago, IL Sonesta hotel to a subsidiary of Wyndham Destinations, Inc. (NYSE: WYND), or Destinations, which requires annual minimum rent of $1,537. We amended this lease so the term of the lease expires on March 31, 2020, at which time Destinations will vacate the leased space.
We amended our agreement with Wyndham in 2019 whereby the term of the management agreement will expire on September 30, 2020 unless sooner terminated with respect to any of our Wyndham hotels that are sold or rebranded. We expect to sell the remaining 20 hotels currently managed by Wyndham by that expiration date. Wyndham was previously paying us 85% of the annual minimum returns due under the management agreement. Under the amendment, Wyndham will pay to us all available cash flows of the hotels after payment of hotel operating expenses. Wyndham will not be entitled to any base management fees for the remainder of the agreement term.
Our Operating Liquidity and Capital Resources
Our principal sources of funds to meet operating and capital expenses, debt service obligations and distributions to our shareholders are minimum returns from our managed hotels, minimum rents from our leased hotel and net lease portfolio and borrowings under our revolving credit facility. We receive minimum returns and rents from our managers and tenants monthly. We may receive additional returns, percentage rents and our share of the operating profits of our managed hotels after payment of management fees and other deductions, if any, either monthly or quarterly, and these amounts are usually subject to annual reconciliations. We believe that these sources of funds will be sufficient to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders for the next twelve months and for the foreseeable future thereafter. However, as a result of economic conditions or otherwise, our managers and tenants may become unable or unwilling to pay minimum returns and rents to us when due, and, as a result, our cash flows and net income would decline and we may need to reduce the amount of, or even eliminate, our distributions to common shareholders.
Changes in our cash flows for the year ended December 31, 2019 compared to the year ended December 31, 2018 were as follows: (1) cash flows provided by operating activities increased from $596,953 in 2018 to $617,722 in 2019; (2) cash used in investing activities increased from $427,742 in 2018 to $2,130,044 in 2019; and (3) cash flows from financing activities changed from $190,704 of cash used by financing activities in 2018 to $1,517,578 of cash provided in financing activities in 2019.
The increase in cash flows provided by operating activities for the year ended December 31, 2019 as compared to the prior year is due primarily to a decrease in incentive business management fees paid to RMR LLC in 2019 with respect to 2018, and an increase in the minimum returns and rents paid to us as a result of our acquisitions and funding of improvements to certain properties since January 1, 2018, partially offset by a decrease in security deposits received or replenished in 2019 and higher interest payments in 2019. The increase in cash used in investing activities for the year ended December 31, 2019 as compared to the prior year is primarily due to our higher real estate acquisition activity in 2019 and an increase in our capital improvement fundings, partially offset by proceeds from asset sales and a decrease in our hotel managers’ purchases with FF&E reserves in 2018. The change to cash flows provided by financing activities in 2019 from cash used in financing activities in 2018 is primarily due to an increase in our net borrowings in 2019.

We maintain our qualification for taxation as a REIT under the IRC by meeting certain requirements. As a REIT, we do not expect to pay federal income taxes on the majority of our income; however, the income realized by our TRSs in excess of the rent they pay to us is subject to U.S. federal income tax at corporate income tax rates. In addition, the income we receive from our hotels in Canada and Puerto Rico is subject to taxes in those jurisdictions and we are subject to taxes in certain states where we have properties despite our qualification for taxation as a REIT.
Our Investment and Financing Liquidity and Capital Resources
Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the year ended December 31, 2019, our hotel managers and tenants deposited $73,189 into these accounts and spent $208,241 from the FF&E reserve escrow accounts to renovate and refurbish our hotels. As of December 31, 2019, there was $53,626 on deposit in these escrow accounts, which was held directly by us and is reflected in our consolidated balance sheets as restricted cash.
Our hotel operating agreements generally provide that, if necessary, we may provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. To the extent we make such additional fundings, our annual minimum returns or rents generally increase by a percentage of the amount we fund. During the year ended December 31, 2019, we funded $242,571 for capital improvements in excess of FF&E reserve fundings available from hotel operations to our hotels as follows:

•
During the year ended December 31, 2019, we funded $51,056 for capital improvements to certain hotels under our then-existing Marriott agreements using cash on hand and borrowings under our revolving credit facility. Under the Marriott Agreement, we agreed to fund approximately $400,000 for capital improvements at certain hotels over a four year period. We currently expect to fund approximately $80,000 of this amount during 2020 using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the contractual minimum returns payable to us increase.

•
During the year ended December 31, 2019, we funded $55,359 for capital improvements to certain hotels under our IHG agreement using cash on hand and borrowings under our revolving credit facility. We currently expect to fund approximately $15,000 for capital improvements under this agreement during 2020 using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the contractual minimum returns payable to us increase.

•
Previously, our Sonesta agreement did not require FF&E escrow deposits. During the year ended December 31, 2019, we funded $114,082 for capital improvements to certain hotels included in our Sonesta agreement using cash on hand and borrowings under our revolving credit facility. Under our amended agreement with Sonesta, FF&E deposits are required only if there are excess cash flows after payment of our minimum returns. We currently expect to fund approximately $30,000 during 2020 for capital improvements under this agreement using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the contractual minimum returns payable to us increase.

•
During the year ended December 31, 2019, we funded $19,034 for capital improvements to certain hotels under our Radisson agreement using cash on hand or borrowings under our revolving credit facility. We currently do not expect to fund any capital improvements under this agreement in 2020. As we fund improvements in the future, the contractual minimum returns payable to us will increase.

•
During the year ended December 31, 2019, we did not fund capital improvements to any hotels operating under our Hyatt agreement. We currently expect to fund approximately $20,000 during 2020 for capital improvements to certain hotels under this agreement using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the contractual minimum returns payable to us increase.

•
Previously, our Wyndham agreement required FF&E escrow deposits only if there are excess cash flows after payment of our minimum returns. No FF&E escrow deposits were required during the year ended December 31, 2019. During the year ended December 31, 2019, we funded $3,040 for capital improvements to certain hotels included in our Wyndham agreement using cash on hand and borrowings under our revolving credit facility. We currently expect to fund approximately $5,000 during 2020 for capital improvements under this agreement using cash on hand or borrowings under our revolving credit facility.

Our net lease portfolio leases do not require FF&E escrow deposits. However, tenants under these leases are required to maintain the leased properties, including structural and non-structural components. Tenants under certain of our net lease portfolio leases, including TA, may request that we purchase qualifying capital improvements to the leased facilities in return for minimum rent increases or we may agree to provide allowances for tenant improvements upon execution of new leases or when renewing our existing tenants. We funded $2,295 of capital improvements at certain of our net lease properties during the year ended December 31, 2019. We currently expect to fund approximately $5,000 of capital improvements under these leases during 2020 using cash on hand or borrowings under our revolving credit facility. Certain tenants are not obligated to request and we are not obligated to purchase any such improvements.
As of December 31, 2019, we had $5,346 of unspent leasing-related obligations under our net lease portfolio.
During the year ended December 31, 2019, we paid quarterly cash distributions to our shareholders totaling $353,619 using existing cash balances and borrowings under our revolving credit facility. On January 16, 2020, we declared a regular quarterly distribution of $0.54 per common share, or approximately $88,864, to shareholders of record on January 27, 2020. We paid this distribution on February 20, 2020 using cash on hand and borrowings under our revolving credit facility. For more information regarding our distributions, see Note 7 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
In January 2019, in a series of transactions, we sold 20 travel centers in 15 states to TA for $308,200. We used a portion of the proceeds from these sales to repay borrowings under our revolving credit facility and for general business purposes, including hotel acquisitions.
On July 1, 2019, we sold all the shares of class A common stock of RMR Inc. that we owned in an underwritten public offering at a price to the public of $40.00 per share pursuant to an underwriting agreement among us, RMR Inc., certain other REITs managed by RMR LLC that also sold their class A common stock of RMR Inc. in the offering and the underwriters named therein. We received net proceeds of $93,892 from this sale, after deducting the underwriting discounts and commissions and after other offering expenses, which we used to repay borrowings under our revolving credit facility. For more information regarding the sale of our shares of class A common stock of RMR Inc., see Note 9 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
On September 18, 2019, we issued $825,000 aggregate principal amount of our 4.350% unsecured senior notes due 2024, $450,000 aggregate principal amount of our 4.750% unsecured senior notes due 2026 and $425,000 aggregate principal amount of our 4.950% unsecured senior notes due 2029. We used the aggregate net proceeds from these offerings of $1,680,461, after underwriting discounts and other offering expenses, to finance a portion of the SMTA Transaction.
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
During 2019, we acquired three hotels with 794 rooms for an aggregate purchase price of $226,450, excluding capitalized acquisition costs of $3,087 using proceeds from certain dispositions, cash on hand or outstanding borrowings under our revolving credit facility. Additional details of these transactions are set forth in Note 4 to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K, which disclosure is incorporated herein by reference.
During 2019, we sold 130 net lease properties with 2.8 million square feet for aggregate proceeds of $513,012, excluding closing costs of $3,402. We used the proceeds from these sales to reduce borrowings under our revolving credit facility and for general business purposes. As of December 31, 2019, we had 19 net lease properties with a carrying value of $87,493 classified as held for sale.
In February 2020, we entered an agreement to acquire three net lease properties with approximately 6,696 square feet in two states with leases requiring an aggregate of $387 of annual minimum rents for an aggregate sales price of $7,000, excluding closing costs, using existing cash balances.

Since January 1, 2020, we sold four vacant net lease properties with approximately 160,434 square feet in three states for an aggregate sales price of $5,010, excluding closing costs. Additional details of these transactions are set forth in Note 4 to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K, which disclosure is incorporated herein by reference.
We have also commenced marketing certain hotels as part of our previously announced plan to sell approximately $300,000 of hotels to reduce our financial leverage. We expect to sell the 20 hotels currently managed by Wyndham and have agreed to sell or rebrand 33 hotels as part of the Marriott Agreement. We also expect to sell, rebrand or repurpose 39 hotels currently managed by Sonesta. We expect to use the proceeds from any sales of these hotels to repay debt or for general business purposes.
We currently intend to continue to expand our investments by primarily acquiring additional hotels and other single tenant, net lease properties and we expect to use the extensive nationwide resources of RMR LLC to locate, acquire and manage such properties. One of our goals in acquiring single tenant, net lease properties is to further diversify our sources of rents and returns with the intention of improving the security of our cash flows. Another of our goals is to purchase properties that produce rents, less property operating expenses, that are greater than our capital costs to acquire the properties and, accordingly, allow us to increase distributions to our shareholders over time. We expect that most of our acquisition efforts will focus on hotel and net lease properties; however, we may consider acquiring other types of properties.
In order to fund acquisitions and to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $1,000,000 revolving credit facility and $400,000 term loan which are governed by a credit agreement with a syndicate of institutional lenders. The maturity date of our revolving credit facility is July 15, 2022, and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to extend the maturity date of this facility for two additional six month periods. We are required to pay interest at the rate of LIBOR plus a premium, which was 120 basis points per annum at December 31, 2019, on the amount outstanding under our revolving credit facility. We also have to pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at December 31, 2019. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of December 31, 2019, the annual interest rate payable on borrowings under our revolving credit facility was 2.80%. As of December 31, 2019, we had $377,000 outstanding and $623,000 available to borrow under our revolving credit facility. As of February 27, 2020, we had $437,000 outstanding and $563,000 available to borrow under our revolving credit facility.
Our $400,000 term loan, which matures on July 15, 2023, is prepayable without penalty at any time. We are required to pay interest on the amount outstanding under our term loan at the rate of LIBOR plus a premium, which was 135 basis points per annum at December 31, 2019. The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of December 31, 2019, the annual interest rate for the amount outstanding under our term loan was 3.04%.
Our credit agreement also includes a feature under which the maximum borrowing availability may be increased to up to $2,300,000 on a combined basis in certain circumstances.
Our term debt maturities (other than our revolving credit facility and term loan) as of December 31, 2019 were as follows:

Year	Maturity
2021	$400,000
2022	500,000
2023	500,000
2024	1,175,000
2025	350,000
2026	800,000
2027	400,000
2028	400,000
2029	425,000
2030	400,000
$5,350,000
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
Our ability to complete, and the costs associated with, future debt transactions depends primarily upon credit market conditions and our then creditworthiness. We have no control over market conditions. Our credit ratings depend upon evaluations by credit rating agencies of our business practices and plans, including our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity capital market conditions and our ability to conduct our business to maintain and grow our operating cash flows. We intend to conduct our business activities in a manner which will afford us reasonable access to capital for investment and financing activities.
As of December 31, 2019, our contractual obligations were as follows (dollars in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$6,127,000	$—	$1,277,000	$2,075,000	$2,775,000
Ground lease obligations (1)	236,471	71,107	82,620	11,259	71,485
Security deposits (2)	109,403	—	—	—	109,403
Capital improvements (3)	475,000	155,000	220,000	100,000	—
Projected interest expense (4)	1,500,598	271,105	510,916	355,358	363,219
Total	$8,448,472	$497,212	$2,090,536	$2,541,617	$3,319,107

(1)
14 of our hotels and 17 of our net lease properties are on land leased partially or in its entirety. In each case the ground lessors are unrelated to us. Pursuant to the terms of our management agreements and leases, payments of ground lease obligations are generally made by our managers or tenants. However, if a manager or tenant fails to perform obligations under a ground lease or elects not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected hotel or travel center. We have included the future rent expense under these ground leases in the table above.

(2)
Represents the security deposit balance as of December 31, 2019. We may draw upon security deposits to cover any rent or return shortfalls thereby decreasing the potential obligation to repay some of these deposits.

(3)	Represents amounts we expect to fund for capital improvements to our hotels in excess of amounts available in FF&E reserves and to our net lease properties as of December 31, 2019.

(4)
Projected interest expense is interest attributable to only debt obligations listed above at existing rates as of December 31, 2019 and is not intended to project future interest costs which may result from debt prepayments, additional borrowings under our revolving credit facility, new debt issuances or changes in interest rates.

Off Balance Sheet Arrangements
As of December 31, 2019, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants
Our debt obligations at December 31, 2019 consisted of outstanding borrowings under our $1,000,000 revolving credit facility, our $400,000 term loan and $5,350,000 of publicly issued term debt. Our publicly issued term debt is governed by our indentures and related supplements. These indentures and related supplements and our credit agreement contain covenants that generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, and require us to maintain various financial ratios and our credit agreement restricts our ability to make distributions under certain circumstances. Our credit agreement and our unsecured senior notes, indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business manager. As of December 31, 2019, we believe we were in compliance with all of the covenants under our indentures and their supplements and our credit agreement.
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
Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc., TA and Sonesta and others related to them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business and property management agreements with RMR LLC; RMR Inc. is the managing member of RMR LLC; Adam Portnoy, the Chair of our Board of Trustees and one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., a managing director, president and chief executive officer of RMR Inc., an officer and employee of RMR LLC, the chair of the board of directors and a managing director of TA, and, together with certain of his affiliates, a majority owner and director of Sonesta; John Murray, our other Managing Trustee and our President and Chief Executive Officer, also serves as an executive officer of RMR LLC and a director of Sonesta; and, until July 1, 2019, we owned shares of class A common stock of RMR Inc. We also have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services and which may have trustees, directors and officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc., including: TA, which is our former subsidiary and largest tenant and of which we are the largest shareholder; and Sonesta, which is one of our hotel managers and is owned in part by Adam Portnoy and of which we own an approximately 34% equity interest.
For further information about these and other such relationships and related person transactions, see Notes 4, 5, 8 and 9 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which are incorporated herein by reference and our other filings with the SEC, including our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2019. For further information about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements,” Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” Our filings with the SEC and copies of certain of our agreements with these related persons, including our business and property management agreements with RMR LLC and our various agreements with TA and Sonesta, are available as exhibits to our public filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
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
We have determined that each of our wholly owned TRSs is a VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification™, or the Codification. We have concluded that we must consolidate each of our wholly owned TRSs because we are the entity with the power to direct the activities that most significantly impact such VIE’s performance and we have the obligation to absorb the majority of the potential variability in gains and losses of each VIE, with the primary focus on losses, and are therefore the primary beneficiary of each VIE.
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
We account for income taxes in accordance with the Income Taxes Topic of the Codification. Under this Topic, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We establish valuation allowances to reduce deferred tax assets to the amounts that are expected to be realized when necessary. We have elected to be taxed as a REIT under the IRC and are generally not subject to federal and state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. Despite our qualification for taxation as a REIT, we are subject to income tax in Canada, Puerto Rico and in certain states. Further, we lease our managed hotels to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated tax return and are subject to federal, state and foreign income tax. Our consolidated income tax provision (or benefit) includes the income tax provision (or benefit) related to the operations of the TRSs and state and foreign income taxes incurred by us despite our qualification for taxation as a REIT. The Income Taxes Topic also prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Tax benefits are recognized only to the extent that it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. Tax returns filed for the 2016 through 2019 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.
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
Management Agreements, Leases and Operating Statistics (dollar amounts in thousands)
As of December 31, 2019, we owned and managed a diverse portfolio of hotels and net lease properties across the United States and in Puerto Rico and Canada with 151 brands across 24 industries.
Hotel Portfolio
As of January 1, 2020, 329 of our hotels (including one leased hotel) were included in six portfolio agreements and managed by or leased to separate affiliates of IHG, Marriott, Sonesta, Hyatt, Radisson and Wyndham.

The table and related notes below through page 76 summarize significant terms of our hotel lease and management agreements as of December 31, 2019. These tables also include statistics reported to us or derived from information reported to us by our hotel managers and tenant. These statistics include coverage of our minimum returns or minimum rents and occupancy, ADR and RevPAR for our hotel properties. We consider these statistics and the management agreement or lease security features also presented in the tables and related notes on the following pages to be important measures of our managers’ and tenant’s success in operating our hotel properties and their ability to continue to pay us. However, this third party reported information is not a direct measure of our financial performance and we have not independently verified the operating data.

		Number of Rooms or Suites		Annual Minimum Return/Rent (2)	Rent / Return Coverage (3), Year Ended December 31,
Operating Agreement Reference Name	Number of Properties
			Investment (1)		2019	2018
IHG (4)	103	17,154	$2,377,821	$216,239	0.91x	1.05x
Marriott (5)	122	17,086	1,859,836	192,774	1.06x	1.13x
Sonesta (6)	53	9,532	1,963,497	146,800	0.54x	0.67x
Hyatt (7)	22	2,724	301,942	22,037	0.90x	1.04x
Radisson (8)	9	1,939	289,139	20,442	0.93x	1.11x
Wyndham (9)	20	2,914	217,764	18,866	0.50x	0.56x
Subtotal / Average Hotels	329	51,349	$7,009,999	$617,158	0.86x	0.97x

(1)
Represents the historical cost of our hotel properties plus capital improvements funded by us less impairment write-downs, if any, and excludes capital improvements made from FF&E reserves funded from hotel operations that do not result in increases in hotel minimum returns or rents.

(2)
Each of our hotel management agreements or lease provides for payment to us of an annual minimum return or rent, respectively. Certain of these minimum payment amounts are secured by full or limited guarantees or security deposits as more fully described below. In addition, certain of our hotel management agreements provide for payment to us of additional amounts to the extent of available cash flows as defined in the management agreement. Payments of these additional amounts are not guaranteed or secured by deposits. Annualized minimum rent amounts represent cash rent amounts due to us and exclude adjustments necessary to record rent on a straight line basis.

(3)
We define hotel coverage as combined total hotel property level revenues minus all hotel property level expenses and FF&E reserve escrows which are not subordinated to hotel minimum returns or rents due to us (which data is provided to us by our managers or tenant), divided by the minimum returns or rents due to us. Coverage amounts for our IHG, Sonesta and Radisson agreements include data for periods prior to our ownership of certain hotel properties. Coverage amounts for our Sonesta agreement include data for three hotels prior to when these hotels were managed by Sonesta.

(4)
We lease 102 IHG branded hotels (20 Staybridge Suites®, 61 Candlewood Suites®, two InterContinental®, 11 Crowne Plaza®, three Holiday Inn® and five Kimpton® Hotels & Restaurants) in 30 states in the U.S., the District of Columbia and Ontario, Canada to one of our TRSs. These 102 hotels are managed by subsidiaries of IHG under a combination management agreement. We lease one additional InterContinental® branded hotel in Puerto Rico to a subsidiary of IHG. The annual minimum return amount presented in the table on page 74 includes $7,908 of minimum rent related to the leased Puerto Rico hotel. The management agreement and the lease expire in 2036; IHG has two renewal options for 15 years each for all, but not less than all, of the hotels.

As of December 31, 2019, we held a security deposit of $75,717 under this agreement to cover payment shortfalls of our minimum return. This security deposit, if utilized, may be replenished and increased up to $100,000 from the hotels’ available cash flows in excess of our minimum return and certain management fees. Under this agreement, IHG is required to maintain a minimum security deposit of $37,000.
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

(5)
On December 31, 2019, we entered into agreements with Marriott which combined our three then-existing Marriott operating agreements, historically referred to as our Marriott Nos. 1, 234 and 5 agreements, into a single portfolio for a 16-year term commencing January 1, 2020. The Marriott Nos. 1, 234 and 5 agreements included 122 hotels, provided for aggregate annual minimum returns and rents due to us of $192,774 and were scheduled to expire on December 31, 2024, 2025 and 2019, respectively. As of January 1, 2020, we leased our 122 Marriott branded hotels (two full service Marriott®, 35 Residence Inn by Marriott®, 71 Courtyard by Marriott®, 12 TownePlace Suites by Marriott® and two SpringHill Suites by Marriott® hotels) in 31 states to one of our TRSs. The hotels under the Marriott agreement are managed by subsidiaries of Marriott and require aggregate annual minimum returns of $190,573. The Marriott Agreement is scheduled to expire in 2035 and Marriott has two renewal options for 10 years each for all, but not less than all, of the hotels.

We originally held a security deposit of $64,700 under this agreement to cover payment shortfalls of our minimum return. As of December 31, 2019, the available balance of this security deposit was $33,445. This security deposit may be replenished from a share of the hotels’ available cash flows in excess of our minimum return and certain management fees. Marriott has also provided us with a $30,000 limited guaranty to cover payment shortfalls up to 85% of our minimum return after the available security deposit balance has been depleted. This limited guaranty expires in 2026.
In addition to our minimum return, this agreement provides for payment to us of 60% of the hotels’ available cash flows after payment of hotel operating expenses, funding of the required FF&E reserve, payment of our minimum return, payment of certain management fees and replenishment of the security deposit. This additional return amount is not guaranteed or secured by the security deposit.

(6)
As of December 31, 2019, we leased our 53 Sonesta branded hotels (seven Royal Sonesta® Hotels, seven Sonesta Hotels & Resorts® and 39 Sonesta ES Suites® hotels) in 26 states to one of our TRSs. The management agreements for two hotels expire on December 31, 2020 and includes automatic one year renewals. The management agreement for the remaining 51 hotels expires in 2037. Sonesta has two renewal options for 15 years each for all, but not less than all, of these 51 hotels.

As of December 31, 2019, we e have no security deposit or guaranty from Sonesta. Accordingly, payment by Sonesta of the minimum return due to us under this management agreement is limited to the hotels’ available cash flows after the payment of operating expenses, including certain management fees, and we are financially responsible for operating cash flows deficits, if any.
In addition to our minimum return, this management agreement provides for payment to us of 80% of the hotels’ available cash flows after payment of hotel operating expenses, management fees to Sonesta, our minimum return, an imputed FF&E reserve to us and reimbursement of operating loss or working capital advances, if any.
We lease 48 vacation units in one of our Sonesta hotels to Destinations, under a lease that expires in on March 31, 2020 at which time Destinations will vacate the leased space.
On February 27, 2020, we entered into a transaction agreement with Sonesta and Holdco pursuant to which we and Sonesta restructured our business arrangements, as follows:

•
We amended and restated our existing management agreements with Sonesta for each of our hotels currently managed by Sonesta, which we refer to collectively as our Sonesta agreement, and our existing pooling agreement with Sonesta, which combines our management agreements with Sonesta for purposes of calculating gross revenues, payment of hotel operating expenses, payment of fees and distributions and minimum returns due to us, as further described below;

•
We and Sonesta agreed to sell, rebrand or repurpose our 39 extended stay hotels currently managed by Sonesta with an aggregate carrying value of $480,547 and which currently require aggregate annual minimum returns of $49,467. As the hotels are sold, rebranded or repurposed, the management agreement for the applicable hotel(s) will terminate without our being required to pay Sonesta a termination fee and our annual minimum returns due to us under our Sonesta agreement will decrease by the amount allocated to the applicable hotel(s);

•	Sonesta will continue to manage 14 of our full-service hotels and the annual minimum returns due for these hotels will be reduced from $99,013 to $69,013;

•	Holdco issued to us a number of its shares of common stock representing approximately (but not more than) 34% of its outstanding share of common stock (post-issuance);

•
We modified our Sonesta agreement and pooling agreement so that up to 5% of the gross revenues of each of our 14 full-service hotels managed by Sonesta will be escrowed for future capital expenditures as “FF&E reserves,” subject to available cash flow after payment of the annual minimum returns due to us under our Sonesta agreement;

•
We modified our Sonesta agreement and pooling agreement so that (1) our termination rights under those agreements for our 14 full service hotels managed by Sonesta are generally limited to performance and for “cause,” casualty and condemnation events, (2) a portfolio wide performance test now applies for determining whether the management agreement for any of our full-service hotels managed by Sonesta may be terminated for performance reasons, and (3) the provisions included in our historical pooling agreement that allowed either us or Sonesta to require the marketing for sale of non-economic hotels were removed; and

•
We extended the initial expiration date of the management agreements for our full-service hotels located in Chicago, IL and Irvine, CA that are managed by Sonesta to expire in January 2037 to align with the initial expiration date for our other full-service hotels managed by Sonesta.

Except as described above, the economic terms of our amended and restated Sonesta agreement and amended and restated pooling agreement are consistent with the historical Sonesta agreement and pooling agreement.

(7)
We lease our 22 Hyatt Place® branded hotels in 14 states to one of our TRSs. The hotels are managed by a subsidiary of Hyatt under a combination management agreement that expires in 2030; Hyatt has two renewal options for 15 years each for all, but not less than all, of the hotels.

We have a limited guaranty of $50,000 under this agreement to cover payment shortfalls of our minimum return. As of December 31, 2019, the available Hyatt guaranty was $19,655. The guaranty is limited in amount but does not expire in time and may be replenished from a share of the hotels’ available cash flows in excess of our minimum return.

In addition to our minimum return, this management agreement provides for payment to us of 50% of the hotels’ available cash flows after payment of operating expenses, funding the required FF&E reserve, payment of our minimum return and reimbursement to Hyatt of working capital and guaranty advances, if any. This additional return is not guaranteed.

(8)
We lease our nine Radisson branded hotels (four Radisson® Hotels & Resorts, four Country Inns & Suites® by Radisson and one Radisson Blu® hotel) in six states to one of our TRSs and these hotels are managed by a subsidiary of Radisson under a combination management agreement which expires in 2035 and Radisson has two 15 year renewal options for all, but not less than all, of the hotels.

We have a limited guaranty of $47,523 under this agreement to cover payment shortfalls of our minimum return. As of December 31, 2019, the available Radisson guaranty was $41,216. The guaranty is limited in amount but does not expire in time and may be replenished from a share of the hotels’ available cash flows in excess of our minimum return.
In addition to our minimum return, this management agreement provides for payment to us of 50% of the hotels’ available cash flows after payment of operating expenses, funding the required FF&E reserve, payment of our minimum return and reimbursement to Radisson of working capital and guaranty advances, if any. This additional return is not guaranteed.

(9)
We lease our 20 Wyndham branded hotels (four Wyndham Hotels and Resorts® and 16 Hawthorn Suites® hotels) in 13 states to one of our TRSs. The hotels are managed by a subsidiary of Wyndham under a combination management agreement which expires on September 30, 2020. We have no guarantee or security deposit from Wyndham. Payment by Wyndham is limited to the available cash flows after payment of operating expenses. Wyndham is not entitled to any base management fees for the remainder of the agreement.

The following tables summarize the operating statistics, including ADR, occupancy and RevPAR reported to us by our hotel managers or tenants by management agreement or lease for the periods indicated. All operating data presented are based upon the operating results provided by our hotel managers and tenants for the indicated periods. We have not independently verified our managers’ or tenants’ operating data.

		No. of Rooms/ Suites	Year Ended December 31,
	No. of Hotels		2019	2018	Change
ADR
IHG (1)	103	17,154	$122.41	$125.70	(2.6)%
Marriott	122	17,086	137.47	136.65	0.6%
Sonesta (1) (2)	53	9,532	144.58	148.75	(2.8)%
Hyatt	22	2,724	108.11	111.17	(2.8)%
Radisson (1)	9	1,939	133.67	133.45	0.2%
Wyndham	20	2,914	82.26	85.13	(3.4)%
All Hotels Total / Average	329	51,349	$128.76	$130.73	(1.5)%
OCCUPANCY
IHG (1)	103	17,154	76.3%	78.4%	-2.1 pts
Marriott	122	17,086	71.2%	72.2%	-1.0 pts
Sonesta (1) (2)	53	9,532	68.6%	68.5%	0.1 pts
Hyatt	22	2,724	77.3%	78.2%	-0.9 pts
Radisson (1)	9	1,939	71.7%	71.5%	0.2 pts
Wyndham	20	2,914	65.9%	64.1%	1.8 pts
All Hotels Total / Average	329	51,349	72.5%	73.4%	-0.9 pts
RevPAR
IHG (1)	103	17,154	$93.40	$98.55	(5.2)%
Marriott	122	17,086	97.88	98.66	(0.8)%
Sonesta (1) (2)	53	9,532	99.18	101.89	(2.7)%
Hyatt	22	2,724	83.57	86.93	(3.9)%
Radisson (1)	9	1,939	95.84	95.42	0.4%
Wyndham	20	2,914	54.21	54.57	(0.7)%
All Hotels Total / Average	329	51,349	$93.35	$95.96	(2.7)%

(1)	Operating data includes data for certain hotels for periods prior to when we acquired them.

(2)	Operating data includes data for three hotels prior to when these hotels were managed by Sonesta.

Net Lease Portfolio
As of December 31, 2019, our 816 net lease properties located in 44 states were leased to 194 tenants. These tenants operate in 23 distinct industries including travel centers, casual dining and quick service restaurants, movie theaters, health and fitness, automobile service and others. TA is our largest tenant and leases 179 travel centers under five lease agreements that expire between 2029 and 2035 and require annual minimum rents of $246,088, which represents approximately 24.6% of our total minimum returns and rent as of December 31, 2019.
As of December 31, 2019, our net lease properties were 98% occupied and we had 17 properties available for lease. During 2019 we entered into lease renewals for 217,807 rentable square feet at weighted (by rentable square feet) average rents that were 0.75% below prior rents for the same space. The weighted (by rentable square feet) average lease term for these leases was 8.1 years and leasing concessions and capital commitments for these leases were $551, or $0.31 per square foot, per lease year.
As of December 31, 2019, our net lease tenants operated across more than 131 brands. The following table identifies the top ten brands based on annualized minimum rent.

	Brand	No. of Buildings	Investment (1) (2)	Percent of Total Investment	Annualized Minimum Rent (2) (3)	Percent of Total Annualized Minimum Rent (2)	Coverage (4)
1.	TravelCenters of America	134	$2,281,589	43.2%	$167,992	44.0%	2.02x
2.	Petro Stopping Centers	45	1,021,226	19.4%	78,096	20.5%	1.70x
3.	AMC Theatres	14	123,553	2.3%	10,565	2.8%	1.33x
4.	The Great Escape	14	98,242	1.9%	7,140	1.9%	4.13x
5.	Life Time Fitness	3	92,617	1.8%	5,246	1.4%	3.56x
6.	Casual Male	1	69,973	1.3%	5,221	1.4%	1.22x
7.	Buehler's Fresh Foods	5	76,536	1.5%	5,143	1.3%	2.09x
8.	Heartland Dental	59	61,120	1.2%	4,427	1.2%	3.72x
9.	Pizza Hut	62	61,434	1.2%	4,384	1.1%	1.35x
10.	Regal Cinemas	6	44,476	0.8%	3,658	1.0%	1.84x
11.	Other (5)	473	1,345,373	25.4%	89,807	23.4%	3.47x
	Total	816	$5,276,139	100.0%	$381,679	100.0%	2.32x

(1)	Represents historical cost of our properties plus capital improvements funded by us less impairment write-downs, if any.

(2)
Each of the leases in our net lease portfolio provides for payment to us of minimum rent. Certain of these minimum payment amounts are secured by full or limited guarantees. Annualized minimum rent amounts represent cash rent amounts due to us and exclude adjustments, if any, to record scheduled rent changes under certain of our leases, the deferred rent obligations payable to us under our leases with TA, and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks at our travel centers on a straight line basis, or any reimbursement of expenses paid by us.

(3)	As of December 31, 2019, we have 19 net lease properties with a carrying value of $87,493 and annual minimum rent of $5,625 classified as held for sale.

(4)
We define net lease coverage as earnings before interest, taxes, depreciation, amortization and rent, or EBITDAR, divided by the annual minimum rent due to us weighted by the minimum rent of the property to total minimum rents of the net lease portfolio. EBITDAR amounts used to determine rent coverage are generally for the latest twelve months period reported based on the most recent operating information, if any, furnished by the tenant. Operating information furnished by the tenant often are unaudited and, in certain cases, may not have been prepared in accordance with GAAP and are not independently verified by us. Properties for which tenants do not report operating information are excluded from the coverage calculations. Coverage amounts include data for certain properties for periods prior to when we assumed ownership of them.

(5)	Other includes 119 distinct brands with an average investment of $11,119 and average annual minimum rent of $734.

As of December 31, 2019, our top ten net lease tenants based on annualized minimum rent are listed below.

	Tenant	Brand Affiliation	No. of Buildings	Investment (1) (2)	Percent of Total Investment	Annualized Minimum Rent (2) (3)	Percent of Total Annualized Minimum Rent	Coverage (4)
1.	TravelCenters of America Inc.	TravelCenters	179	$3,302,815	62.6%	$246,088	64.5%	1.92x	(5) (6)
2.	Universal Pool Co., Inc.	The Great Escape	14	98,242	1.9%	7,140	1.9%	4.13x
3.	Healthy Way of Life II, LLC	Life Time Fitness	3	92,617	1.8%	5,246	1.4%	3.56x	(5)
4.	Destination XL Group, Inc.	Casual Male	1	69,973	1.3%	5,221	1.4%	1.22x	(7)
5.	Styx Acquisition, LLC	Buehler's Fresh Foods	5	76,536	1.5%	5,143	1.3%	2.09x
6.	Professional Resource Development, Inc.	Heartland Dental	59	61,120	1.2%	4,427	1.2%	3.72x
7.	Carmike Cinemas LLC	AMC Theaters	7	48,120	0.9%	4,158	1.1%	1.71x
8.	Regal Cinemas, Inc.	Regal Cinemas	6	44,476	0.8%	3,658	1.0%	1.84x
9.	Eastwynn Theaters, Inc.	AMC Theaters	5	41,771	0.8%	3,541	0.9%	0.87x
10.	Express Oil Change, LLC	Express Oil Change	23	49,724	0.9%	3,379	0.9%	3.44x
	Subtotal, top 10		302	3,885,394	73.7%	288,001	75.6%	2.09x
11.	Other (8)	Various	514	1,390,745	26.3%	93,678	24.4%	3.30x
	Total		816	$5,276,139	100.0%	$381,679	100.0%	2.32x

(1)	Represents historical cost of our net lease properties plus capital improvements funded by us less impairment write-downs, if any.

(2)
Each of the leases in our net lease portfolio provides for payment to us of minimum rent. Certain of these minimum payment amounts are secured by full or limited guarantees. Annualized minimum rent amounts represent cash rent amounts due to us and exclude adjustments, if any, to record scheduled rent changes under certain of our leases, the deferred rent obligations payable to us under our leases with TA, and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks at our travel centers on a straight line basis, or any reimbursement of expenses paid by us.

(3)	As of December 31, 2019, we have 19 net lease properties with a carrying value of $87,493 and annual minimum rent of $5,625 classified as held for sale.

(4)	See page 78 for our definition of coverage. Coverage amounts include data for certain properties for periods prior to when we assumed ownership of them.

(5)	Leases subject to full or partial corporate guarantee.

(6)
TA is our largest tenant. We lease 179 travel centers (134 under the TravelCenters of America brand and 45 under the Petro Stopping Centers brand) to a subsidiary of TA under master leases that expire in 2029, 2031, 2032, 2033 and 2035, respectively. TA has two renewal options for 15 years each for all of the travel centers. In addition to the payment of our minimum rent, the TA leases provide for payment to us of percentage rent based on increases in total non-fuel revenues over base levels (3% of non-fuel revenues above threshold amounts defined in the agreements). Commencing in 2020, these leases provide for payment of an additional half percent (0.5%) of non-fuel revenues above 2019 non-fuel base revenues. TA’s remaining deferred rent obligation of $57,247 as of December 31, 2019 is being paid in quarterly installments of $4,404 through January 31, 2023.

(7)	This property is held for sale as of December 31, 2019.

(8)	Other includes 184 tenants with an average investment of $7,558 and average annual minimum rent of $509.

As of December 31, 2019, our net lease tenants operated across 23 distinct industries within the service-oriented retail sector of the U.S. economy.

Industry	No. of Buildings	Investment (1) (2)	Percent of Total Investment	Annualized Minimum Rent (2) (3)	Percent of Total Annualized Minimum Rent	Coverage (4)
Travel Centers	182	$3,344,496	63.5%	$249,209	65.5%	1.94x
Restaurants-Quick Service	249	313,578	5.9%	20,939	5.6%	2.58x
Movie Theaters	25	211,698	4.0%	17,922	4.7%	1.50x
Restaurants-Casual Dining	63	227,278	4.3%	13,535	3.5%	2.43x
Health and Fitness	14	188,161	3.6%	11,166	2.9%	2.83x
Medical/Dental Office	71	118,098	2.2%	8,895	2.3%	3.75x
Miscellaneous Retail	19	114,433	2.2%	8,866	2.3%	3.55x
Grocery	19	129,219	2.4%	8,587	2.2%	2.72x
Automotive Parts and Service	63	96,496	1.8%	6,531	1.7%	2.85x
Apparel	2	81,000	1.5%	5,891	1.5%	1.54x
Automotive Dealers	9	64,756	1.2%	4,664	1.2%	4.54x
Entertainment	4	61,436	1.2%	4,221	1.1%	2.19x
Educational Services	9	55,647	1.1%	4,074	1.1%	2.89x
Sporting Goods	3	52,022	1.0%	3,489	0.9%	3.44x
Miscellaneous Manufacturing	7	32,873	0.6%	2,402	0.6%	25.29x
Building Materials	27	31,124	0.6%	2,113	0.6%	3.40x
Car Washes	5	28,658	0.5%	2,076	0.5%	4.78x
Drug Stores and Pharmacies	8	23,970	0.5%	1,646	0.4%	1.79x
Other	3	8,282	0.2%	2,502	0.7%	1.15x
Home Furnishings	6	47,454	0.9%	1,217	0.3%	1.65x
Legal Services	5	11,362	0.2%	993	0.3%	1.45x
General Merchandise	3	7,492	0.1%	555	0.1%	3.27x
Dollar Stores	3	2,971	0.1%	186	—%	2.83x
Vacant	17	23,635	0.4%	—	—%	—
Total	816	$5,276,139	100.0%	$381,679	100.0%	2.32x

(1)	Represents historical cost of our net lease properties plus capital improvements funded by us less impairment write-downs, if any.

(2)	As of December 31, 2019, we have 19 net lease properties with a carrying value of $87,493 and annual minimum rent of $5,625 classified as held for sale.

(3)
Each of the leases in our net lease portfolio provides for payment to us of minimum rent, respectively. Certain of these minimum payment amounts are secured by full or limited guarantees. Annualized minimum rent amounts represent cash rent amounts due to us and exclude adjustments, if any, to record scheduled rent changes under certain of our leases, the deferred rent obligations payable to us under our leases with TA, and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks at our travel centers on a straight line basis, or any reimbursement of expenses paid by us.

(4)	See page 78 for our definition of coverage. Coverage amounts include data for certain properties for periods prior to when we assumed ownership of them.

As of December 31, 2019, lease expirations at our net lease properties by year are as follows.

			Percent of Total	Cumulative % of
	Square	Annualized Minimum	Annualized Minimum	Total Minimum
Year(1)	Feet	Rent Expiring (2)	Rent Expiring	Rent Expiring
2020	423,734	$5,860	1.5%	1.5%
2021	655,606	7,755	2.0%	3.5%
2022	905,744	10,827	2.8%	6.3%
2023	155,619	2,746	0.7%	7.0%
2024	694,836	9,612	2.5%	9.5%
2025	485,411	12,275	3.2%	12.7%
2026	1,603,671	14,610	3.8%	16.5%
2027	1,146,673	13,077	3.4%	19.9%
2028	412,079	7,376	1.9%	21.8%
2029	1,326,015	47,589	12.5%	34.3%
2030	171,295	3,649	1.0%	35.3%
2031	1,455,097	51,271	13.4%	48.7%
2032	1,131,435	50,433	13.3%	62.0%
2033	1,093,402	50,962	13.4%	75.4%
2034	310,042	9,426	2.5%	77.9%
2035	2,257,031	79,947	21.0%	98.9%
2036	264,727	3,536	0.9%	99.8%
2037	—	—	0.0%	99.8%
2038	10,183	409	0.1%	99.9%
2039	34,789	252	0.1%	100.0%
2040	1,739	67	0.0%	100.0%
Total	14,539,128	$381,679	100.0%

(1)	The year of lease expiration is pursuant to contract terms.

(2)	As of December 31, 2019, we have 19 net lease properties with a carrying value of $87,493 and annual minimum rent of $5,625 classified as held for sale.
As of December 31, 2019, shown below is the list of our top ten states where our net lease properties were located. No other state represents more than 3% of our net lease annual minimum rents.

			Percent of Total
	Square	Annualized Minimum	Annualized Minimum
State	Feet	Rent	Rent
Texas	1,187,237	$31,038	8.1%
Illinois	1,024,937	26,072	6.8%
Ohio	1,271,539	23,926	6.3%
California	399,045	23,230	6.1%
Georgia	597,248	19,824	5.2%
Indiana	608,140	17,872	4.7%
Arizona	506,085	16,955	4.4%
Florida	538,130	15,683	4.1%
Pennsylvania	642,533	15,441	4.0%
New Mexico	246,478	10,982	2.9%
Other	7,865,595	180,656	47.4%
Total	14,886,967	$381,679	100.0%

(1)	Includes properties located in 34 states.

Impact of Inflation
Inflation in the past several years in the United States has been modest but recently there have been indications of inflation in the U.S. economy and elsewhere and some market forecasts indicate an expectation of increased inflation in the near to intermediate term. Future inflation might have both positive and negative impacts on our business. Inflation might cause the value of our assets to increase. In periods of rapid U.S. inflation, our managers’ and tenants’ operating expenses may increase faster than their revenues, which may have an adverse impact upon us if the operating income from our properties becomes insufficient to pay our returns or rents and the security features, such as security deposits or guarantees of our returns or rents are exhausted. To mitigate the adverse impact of any increased cost of debt capital in the event of material inflation, we may enter into interest rate hedge arrangements in the future. The decision to enter into these agreements will be based on various factors, including the amount of our floating rate debt outstanding, our belief that material interest rate increases are likely to occur, the costs of, and our expected benefit from, these agreements and upon possible requirements of our borrowing arrangements.
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
We are environmentally conscious and aware of the impact our properties have on the environment. We and our tenants and managers have implemented numerous initiatives to encourage recycling of plastics, paper and metal or glass containers; we have programs to encourage reduced water and energy use at a hotel guest’s option by not laundering towels and linens every day. When we renovate our hotels we generally use energy efficient products including but not limited to lighting, windows and HVAC equipment and many of the appliances in our extended stay hotels are Energy Star rated. We or our tenants or managers have also installed car battery charging stations at some of the properties in our portfolio to accommodate environmentally aware customers.
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
Non-GAAP Financial Measures
We present certain “non-GAAP financial measures” within the meaning of applicable SEC rules, including funds from operations, or FFO, and normalized funds from operations, or Normalized FFO. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income as presented in our consolidated statements of income. We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income. We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, they may facilitate a comparison of our operating performance between periods and with other REITs.
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

Our calculations of FFO available for common shareholders and Normalized FFO available for common shareholders for the years ended December 31, 2019, 2018 and 2017 and reconciliations of net income available for common shareholders, the most directly comparable financial measure under GAAP reported in our consolidated financial statements, to those amounts appear in the following table (amounts in thousands, except per share amounts).

		For the Year Ended December 31,
		2019	2018	2017
Net income available for common shareholders		$259,750	$185,734	$203,815
Add (Less):	Depreciation and amortization expense	428,448	403,077	386,659
	Gain on sale of real estate (1)	(159,535)	—	(9,348)
	Loss on asset impairment (2)	39,296	—	—
	Unrealized losses on equity securities (3)	40,461	16,737	—
FFO available for common shareholders		608,420	605,548	581,126
Add (Less):	Acquisition and transaction related costs (4)	1,795	—	—
	Loss on early extinguishment of debt (5)	8,451	160	146
	Loss contingency (6)	1,997	—	—
	Excess of liquidation preference over carrying value of preferred shares redeemed (7)	—	—	9,893
	Deferred tax benefit (8)	—	—	(5,431)
Normalized FFO available for common shareholders		$620,663	$605,708	$585,734

Weighted average shares outstanding (basic)		164,312	164,229	164,146
Weighted average shares outstanding (diluted) (9)		164,340	164,258	164,175

Basic and diluted per common share amounts:
	Net income available for common shareholders	$1.58	$1.13	$1.24
	FFO available for common shareholders	$3.70	$3.69	$3.54
	Normalized FFO available for common shareholders	$3.78	$3.69	$3.57
	Distributions declared per share	$2.15	$2.11	$2.07

(1)
We recorded a $159,535 gain on sale of real estate during the year ended December 31, 2019 in connection with the sales of 20 travel centers. We recorded a $9,348 gain on sale of real estate during the year ended December 31, 2017 in connection with the sales of three hotels.

(2)
We recorded a $39,296 loss on asset impairment during the three months ended December 31, 2019 to reduce the carrying value of 19 net lease properties to their estimated fair value less costs to sell and two hotels to their estimated fair value.

(3)
Unrealized gains and losses on equity securities, net represent the adjustment required to adjust the carrying value of our investments in RMR Inc. and TA common shares to their fair value as of December 31, 2019 and 2018, respectively. We sold our shares of RMR Inc. on July 1, 2019.

(4)	Acquisition and transaction related costs represents costs related to our exploration of possible financing transactions.

(5)
We recorded a loss of $8,451 on early extinguishment of debt during the year ended December 31, 2019 related to the termination of a term loan commitment we arranged in connection with the SMTA Transaction. We recorded losses of $160 on early extinguishment of debt during the year ended December 31, 2018 in connection with the amendment of our revolving credit facility and term loan and $146 on early extinguishment of debt during the year ended December 31, 2017 in connection with the redemption of certain senior unsecured notes.

(6)	We recorded a $1,997 loss contingency during the three months ended December 31, 2019 for an expected settlement of a historical pension withdrawal liability for a hotel we rebranded.

(7)
In February 2017, we redeemed all 11,600,000 of our outstanding 7.125% Series D cumulative redeemable preferred shares at the stated liquidation preference of $25.00 per share plus accrued and unpaid distributions to the date of redemption (an aggregate of $291,435). The liquidation preference of the redeemed shares exceeded the carrying amount for the redeemed shares as of the date of redemption by$9,893 and we reduced net income available for common shareholders in the year ended December 31, 2017 by that excess amount.

(8)	We realized a $5,431 tax benefit in the year ended December 31, 2017 related to the enactment of the Tax Cuts and Jobs Act.

(9)	Represents weighted average common shares adjusted to reflect the potential dilution of unvested share awards.

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
Fixed Rate Debt
At December 31, 2019, our outstanding publicly tradable debt consisted of twelve issues of fixed rate, senior notes:

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
No principal repayments are due under these notes until maturity. Because these notes require interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are one percentage point higher than the rates shown above, our per annum interest cost would increase by approximately $53,500. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2019 and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point change in interest rates would change the fair value of those debt obligations by approximately $246,331.
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

Floating Rate Debt
At December 31, 2019, our floating rate debt consisted of $377,000 outstanding under our $1,000,000 revolving credit facility and our $400,000 term loan. The maturity date of our revolving credit facility is July 15, 2022, and, subject to our meeting certain conditions, including our payment of an extension fee, we have an option to extend the stated maturity date of the facility for two additional six month periods. The maturity date of our term loan is July 15, 2023. No principal repayments are required under our revolving credit facility prior to maturity, and repayments may be made and redrawn subject to conditions at any time without penalty. No principal prepayments are required under our term loan prior to maturity and we can repay principal amounts outstanding under the term loan subject to conditions at any time without penalty, but after amounts outstanding under our term loan are repaid, amounts may not be redrawn. Borrowings under our revolving credit facility and term loan are in U.S. dollars and require annual interest to be paid at the rate of LIBOR plus premiums that are subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR and to changes in our credit ratings. In addition, upon renewal or refinancing of our revolving credit facility or our term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of this floating rate debt but would affect our operating results.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of December 31, 2019:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact (2)
At December 31, 2019	2.93%	$777,000	$22,766	$0.14
One percentage point increase	3.93%	$777,000	$30,536	$0.19

(1)	Weighted average based on the interest rates and the respective outstanding borrowings as of December 31, 2019.

(2)	Based on diluted weighted average common shares outstanding for the year ending December 31, 2019.
The following table presents the impact that a one percentage point increase in interest rates would have on our annual floating rate interest expense at December 31, 2019 if we were fully drawn on our revolving credit facility and our $400,000 term loan remained outstanding:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact (2)
At December 31, 2019	2.87%	$1,400,000	$40,180	$0.24
One percentage point increase	3.87%	$1,400,000	$54,180	$0.33

(1)	Weighted average based on the interest rates and the respective outstanding borrowings (assuming fully drawn) as of December 31, 2019.

(2)	Based on diluted weighted average common shares outstanding for the year ending December 31, 2019.
The foregoing tables show the impact of an immediate change in floating interest rates as of December 31, 2019. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts under our revolving credit facility and term loan or other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.
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

Item 8. Financial Statements and Supplementary Data
The information required by this item is included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, we believe that, as of December 31, 2019, our internal control over financial reporting is effective.
Ernst & Young LLP, the independent registered public accounting firm that audited our 2019 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.
Item 9B. Other Information
Restructuring of our existing business arrangements with Sonesta
On February 27, 2020, we entered into a transaction agreement with Sonesta and its newly formed parent company, Holdco, pursuant to which we restructured our business agreements as follows:

•
We amended and restated our existing management agreements with Sonesta for each of our hotels currently managed by Sonesta, which we refer to collectively as our Sonesta agreement, and our existing pooling agreement with Sonesta, which combines our management agreements with Sonesta for purposes of calculating gross revenues, payment of hotel operating expenses, payment of fees and distributions and minimum returns due to us, as further described below;

•
We and Sonesta agreed to sell, rebrand or repurpose our 39 extended stay hotels managed by Sonesta with an aggregate carrying value of $480,547 and which currently require aggregate annual minimum returns of $49,467. As the hotels are sold, rebranded or repurposed, the management agreement for the applicable hotel(s) will terminate without our being required to pay Sonesta a termination fee and our annual minimum returns due to us under our Sonesta agreement will decrease by the amount allocated to the applicable hotel(s);

•	Sonesta will continue to manage 14 of our full-service hotels and the annual minimum returns due for these hotels will be reduced from $99,013 to $69,013;

•	Holdco issued to us a number of its shares of common stock representing approximately (but not more than) 34% of its outstanding share of common stock (post-issuance);

•
We modified our Sonesta agreement and pooling agreement so that up to 5% of the gross revenues of each of our 14 full-service hotels managed by Sonesta will be escrowed for future capital expenditures as “FF&E reserves,” subject to available cash flow after payment of the annual minimum returns due to us under our Sonesta agreement;

•
We modified our Sonesta agreement and pooling agreement so that (1) our termination rights under those agreements for our 14 full service hotels managed by Sonesta are generally limited to performance and for “cause,” casualty and condemnation events, (2) a portfolio wide performance test now applies for determining whether the management agreement for any of our full-service hotels managed by Sonesta may be terminated for performance reasons, and (3) the provisions included in our historical pooling agreement that allowed either us or Sonesta to require the marketing for sale of non-economic hotels were removed; and

•
We extended the initial expiration date of the management agreements for our full-service hotels located in Chicago, IL and Irvine, CA that are managed by Sonesta to expire in January 2037 to align with the initial expiration date for our other full-service hotels managed by Sonesta.

Except as described above, the economic terms of our amended and restated Sonesta agreement and amended and restated pooling agreement are consistent with the historical Sonesta agreement and pooling agreement.
The Holdco shares we acquired in the transaction are unregistered. Concurrently with entering into, and pursuant to, the transaction agreement, we entered into a stockholders agreement with Holdco, Adam Portnoy and the other stockholder of Holdco, as described below, and a registration rights agreement with Holdco with respect to our Holdco shares pursuant to which we received customary piggy-back registration rights.
Pursuant to the stockholders agreement, among other things: (1) we received consent rights with respect to certain amendments to Holdco’s and its subsidiaries’ organizational documents and other stockholders agreements and certain related party transactions; (2) we are subject to transfer restrictions with respect to our Holdco shares, with certain exceptions; (3) Holdco has a right of first offer before we may sell our Holdco shares to a third party; (4) pursuant to their drag-along right, the other Holdco stockholders may require us to sell our Holdco shares to a third party in a change of control transaction, as defined; (5) pursuant to our tag-along rights, we may participate equally with the other Holdco stockholders in the sale of their Holdco shares to a third party; (6) Holdco has a call right to purchase our Holdco shares in the event that we terminate our Sonesta agreement, which right is exercisable within a year following such termination, subject in certain circumstances to our right to sell to a third party through the right of first offer process; (7) we have a preemptive right to participate equally in any future issuance of Holdco stock; and (8) we have certain financial information and access rights. Also pursuant to the stockholders agreement, Holdco and the other Holdco stockholders agreed to certain covenants related to our ability to maintain our qualification for taxation as a REIT under the IRC, including not taking any action that would cause us to constructively own more than 34% of Holdco’s outstanding shares, and, in the event this covenant is breached, we can require Holdco to purchase the number of Holdco shares which caused us to exceed the 34% limitation. The stockholders agreement provides a valuation process to determine the purchase price of the Holdco shares in connection with the right of first refusal, call right and put right, which includes independent third party valuations. The stockholders agreement terminates under certain circumstances, including the earlier of such time as we or our permitted transferees no longer own any Holdco shares or a change in control or an initial public offering of Holdco.
The foregoing descriptions of the transaction agreement, the amended and restated Sonesta agreement and amended and restated pooling agreement, the stockholders agreement and the registration rights agreement are qualified in their entirety by reference to the full text of the transaction agreement (including the forms of amended and restated management agreement, amended and restated pooling agreement, stockholders agreement and registration rights agreement attached as exhibits thereto), a copy of which is filed as Exhibit 10.11 to this Annual Report on Form 10-K and is incorporated herein by reference.
We have relationships and historical and continuing transactions with Sonesta and Adam Portnoy. Please see Notes 4, 5, 8 and 9 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which are incorporated herein by reference, for further information regarding our relationships with Sonesta and Adam Portnoy. Because of these continuing relationships, the transactions contemplated by the transaction agreement and the terms thereof were evaluated, negotiated and recommended to our Board of Trustees for approval by a special committee of our Board of Trustees, comprised solely of our Independent Trustees, and were separately approved and adopted by our Independent Trustees and our Board of Trustees. Citigroup Global Markets Inc. acted as financial advisor to the special committee of our Board of Trustees.

Board expansion
On February 27, 2020, our Board of Trustees pursuant to a recommendation of the Nominating and Governance Committee of our Board of Trustees, increased its size from five to seven members, with one new Trustee to be in Class II of our Board of Trustees with a term expiring at our 2021 annual meeting of shareholders and the other new Trustee to be in Class III of our Board of Trustees with a term expiring at our 2022 annual meeting of shareholders, and in order to fill the vacancies created by such increase, elected Laurie B. Burns and Robert E. Cramer, as Independent Trustees in Class II and Class III of our Board of Trustees, respectively. Ms. Burns and Mr. Cramer were also each elected as a member of the Audit Committee, Compensation Committee and the Nominating and Governance Committee of our Board of Trustees.
Ms. Burns, age 57, has been the founder and chief executive officer of LBB Growth Partners, a real estate advisory firm focusing on restaurant and hospitality businesses, since 2017, or LBB. Prior to founding LBB, since 1999, Ms. Burns held various positions at Darden Restaurants, Inc., an owner and operator of full-service restaurants in the United States and Canada, or Darden, including, senior vice president and chief development officer, from 2014 to 2016, senior vice president, specialty restaurant group strategic platform and development, from 2012 to 2014, and president of Bahama Breeze Island Grille from 2003 to 2012. Prior to joining Darden, Ms. Burns held various real estate development positions in the hospitality industry.
Mr. Cramer, age 62, has been managing partner of Riparian Partners, LLC, a mergers and acquisitions advisory firm that provides investment banking services to privately held middle market companies, or Riparian, since 2019. Prior to joining Riparian, Mr. Cramer served as managing director and head of the financial institutions and real estate group of Oppenheimer and Co. Inc., a financial services firm, from 2013 to 2018. Prior to that, Mr. Cramer served as managing director, financial services group, of RBC Capital Markets, LLC, an investment banking firm, or RBC, from 2001 to 2013. Prior to joining RBC, Mr. Cramer held various positions in financial services. Mr. Cramer is also currently an adjunct professor of finance at Boston College Carroll School of Management.
There is no arrangement or understanding between Ms. Burns or Mr. Cramer and any other person pursuant to which Ms. Burns or Mr. Cramer, respectively, was selected as a Trustee. There are no transactions, relationships or agreements between Ms. Burns, Mr. Cramer and us that would require disclosure pursuant to Item 404(a) of Regulation S-K promulgated under the Exchange Act.
Our Board of Trustees concluded that each of Ms. Burns and Mr. Cramer is qualified to serve as our Independent Trustee in accordance with the requirements of The Nasdaq Stock Market LLC, the Securities and Exchange Commission and our bylaws. For their service as Trustees, Ms. Burns and Mr. Cramer will be entitled to the compensation we generally provide to our Independent Trustees, with the annual cash fees prorated. A summary of our currently effective Trustee compensation is filed as Exhibit 10.3 to this Annual Report on Form 10-K and is incorporated herein by reference. Consistent with those compensation arrangements, on February 27, 2020, we awarded to each of Ms. Burns and Mr. Cramer 3,000 of our common shares in connection with their election, all of which vested on the award date.
In connection with their elections, we entered into an indemnification agreement with each of Ms. Burns and Mr. Cramer, effective as of February 27, 2020, on substantially the same terms as the agreements previously entered into between us and each of our other Trustees.  The form of indemnification agreement entered into between us and our Trustees is filed as Exhibit 10.8 to this Annual Report on Form 10-K and is incorporated herein by reference.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
We have a Code of Conduct that applies to our officers and Trustees, RMR Inc. and RMR LLC, senior level officers of RMR LLC, senior level officers and directors of RMR Inc. and certain other officers and employees of RMR LLC. Our Code of Conduct is posted on our website, www.svcreit.com. A printed copy of our Code of Conduct is also available free of charge to any person who requests a copy by writing to: Secretary, Service Properties Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, MA 02458-1634. We intend to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of our Code of Conduct that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website.
The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement.
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to our definitive Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information. We may grant common shares to our officers and other employees of RMR LLC under our 2012 Equity Compensation Plan, or the 2012 Plan. In addition, each of our Trustees receives common shares as part of his or her annual compensation for serving as a Trustee and such shares are awarded under the 2012 Plan. The terms of awards made under the 2012 Plan are determined by the Compensation Committee of our Board of Trustees at the time of the award. The following table is as of December 31, 2019.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securityholders—2012 Plan	None.	None.	2,290,692 (1)
Equity compensation plans not approved by securityholders	None.	None.	None.
Total	None.	None.	2,290,692 (1)

(1)
Consists of common shares available for issuance pursuant to the terms of the 2012 Plan.  Share awards that are repurchased or forfeited will be added to the common shares available for issuance under the 2012 Plan.

Payments by us to RMR LLC employees are described in Notes 7 and 9 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K. The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to our definitive Proxy Statement.
Item 14. Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to our definitive Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	Index to Financial Statements and Financial Statement Schedules
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.
Significant Tenant
TA is our former subsidiary and is the lessee of 26.6% of our real estate properties, at cost, as of December 31, 2019.
Financial information about TA may be found on the SEC’s website by entering TA’s name at http://www.sec.gov/edgar/searchedgar/companysearch.html. Reference to TA’s financial information on this external website is presented to comply with applicable accounting regulations of the SEC. Except for such financial information contained therein as is required to be included herein under such regulations, TA’s public filings and other information located in external websites are not incorporated by reference into these financial statements. See Notes 4, 5 and 9 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for further information relating to our leases with TA.

(b)	Exhibits

Exhibit Number	Description

2.1
Equity Purchase Agreement, dated as of June 2, 2019, by and among the Company, Spirit MTA REIT, SMTA Financing JV, LLC and Banner NewCo LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 2, 2019.)

3.1
Composite Copy of Amended and Restated Declaration of Trust, dated as of August 21, 1995, as amended to date. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 20, 2019.)

3.2	Amended and Restated Bylaws of the Company, adopted effective September 23, 2019. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 20, 2019.)
4.1	Form of Common Share Certificate. (Filed herewith.)
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

4.17
Registration Rights and Lock-Up Agreement, dated as of June 5, 2015, among the Company, ABP Trust (f/k/a Reit Management & Research Trust) and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 5, 2015.)

4.18	Description of Securities. (Filed herewith.)
8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)
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

10.3	Summary of Trustee Compensation. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated June 13, 2019.)
10.4	2012 Equity Compensation Plan. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 9, 2012.)
10.5	First Amendment to 2012 Equity Compensation Plan. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)
10.6	Form of Restricted Share Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)
10.7	Form of Share Award Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.)
10.8	Form of Indemnification Agreement. (+) (Filed herewith.)
10.9
Second Amended and Restated Credit Agreement, dated as of May 10, 2018, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K dated May 10, 2018.)

10.10
First Amendment to Second Amended and Restated Credit Agreement, dated as of September 17, 2019, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions signatory thereto. (Filed herewith.)

10.11	Transaction Agreement, dated as of February 27, 2020, between Sonesta Holdco Corporation and the Company. (Filed herewith.)
10.12
Second Amended and Restated Lease Agreement No. 1, dated as of October 14, 2019, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.)

10.13
Amended and Restated Guaranty Agreement, dated as of October 14, 2019, by TravelCenters of America Inc. for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (relating to Second Amended and Restated Lease Agreement No. 1). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.)

10.14
Second Amended and Restated Lease Agreement No. 2, dated as of October 14, 2019, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.)

10.15
Amended and Restated Guaranty Agreement, dated as of October 14, 2019, by TravelCenters of America Inc. for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (relating to Second Amended and Restated Lease Agreement No. 2). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.)

10.16
Second Amended and Restated Lease Agreement No. 3, dated as of October 14, 2019, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.)

10.17
Amended and Restated Guaranty Agreement, dated as of October 14, 2019, by TravelCenters of America Inc. for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (relating to Second Amended and Restated Lease Agreement No. 3). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.)

10.18
Second Amended and Restated Lease Agreement No. 4, dated as of October 14, 2019, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.)

10.19
Amended and Restated Guaranty Agreement, dated as of October 14, 2019, by TravelCenters of America Inc. for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (relating to Second Amended and Restated Lease Agreement No. 4). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.)

10.20
Amended and Restated Lease Agreement No. 5, dated as of October 14, 2019, among Highway Ventures Properties Trust, Highway Ventures Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.)

10.21
Amended and Restated Guaranty Agreement, dated as of October 14, 2019, by TravelCenters of America Inc. for the benefit of Highway Ventures Properties Trust and Highway Ventures Properties LLC (relating to Amended and Restated Lease Agreement No. 5). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.)

10.22
Second Amended and Restated Management Agreement, dated as of December 31, 2019, between Marriott Hotel Services, Inc. and HPT TRS MRP, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 31, 2019.)

10.23
Second Amended and Restated Management Agreement, dated as of December 31, 2019, among Courtyard Management Corporation, HPT TRS MRP, Inc. and HPT CY TRS, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 31, 2019.)

10.24
Second Amended and Restated Management Agreement, dated as of December 31, 2019, between Residence Inn By Marriott, LLC and HPT TRS MRP, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 31, 2019.)

10.25
Second Amended and Restated Management Agreement, dated as of December 31, 2019, between SpringHill SMC, LLC and HPT TRS MRP, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 31, 2019.)

10.26
Second Amended and Restated Management Agreement, dated as of December 31, 2019, between TownePlace Management, LLC and HPT TRS MRP, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 31, 2019.)

10.27
Management Agreement, dated as of December 31, 2019, between Essex House Condominium Corporation and HPT TRS MRP, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 31, 2019.)

10.28
Amended and Restated Pooling Agreement, dated as of December 31, 2019, among Marriott International, Inc., Marriott Hotel Services, Inc., Residence Inn By Marriott, LLC, Courtyard Management Corporation, SpringHill SMC, LLC, TownePlace Management, LLC, Essex House Condominium Corporation, HPT TRS MRP, Inc. and HPT CY TRS, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 31, 2019.)

10.29
Letter Agreement, dated as of December 31, 2019, among Marriott International, Inc., Marriott Hotel Services, Inc., Residence Inn By Marriott, LLC, Courtyard Management Corporation, SpringHill SMC, LLC, TownePlace Management, LLC, Essex House Condominium Corporation, HPT TRS MRP, Inc. and HPT CY TRS, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated December 31, 2019.)

10.30
Management Agreement, dated as of July 1, 2011, among HPT TRS IHG-1, Inc., HPT TRS IHG-2, Inc., HPT TRS IHG-3, Inc., InterContinental Hotels Group Resources, Inc., IHG Management (Maryland) LLC, and InterContinental Hotels Group (Canada), Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K dated July 25, 2011.)

10.31
Amendment to Management Agreement, dated as of March 16, 2015, among HPT TRS IHG-2, Inc., InterContinental Hotels Group Resources, Inc., IHG Management (Maryland) LLC and InterContinental Hotels Group (Canada), Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.)

10.32
Second Amendment to Management Agreement, dated as of February 11, 2016, among HPT TRS IHG-2, Inc., InterContinental Hotels Group Resources, Inc., IHG Management (Maryland) LLC and InterContinental Hotels Group (Canada), Inc. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.)

10.33
Third Amendment to Management Agreement, dated as of February 1, 2017, among HPT TRS IHG-2, Inc., InterContinental Hotels Group Resources, Inc., IHG Management (Maryland) LLC and InterContinental Hotels Group (Canada), Inc. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.)

10.34
Fourth Amendment to Management Agreement, dated as of March 24, 2017, among HPT TRS IHG-2, Inc., InterContinental Hotels Group Resources, Inc., IHG Management (Maryland) LLC and InterContinental Hotels Group (Canada), Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.)

10.35
Fifth Amendment to Management Agreement, dated as of June 28, 2017, among HPT TRS IHG-2, Inc., InterContinental Hotels Group Resources, Inc., IHG Management (Maryland) LLC and InterContinental Hotels Group (Canada), Inc. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.)

10.36
Sixth Amendment to Management Agreement, dated as of May 11, 2018, among HPT TRS IHG-2, Inc., InterContinental Hotels Group Resources, Inc., IHG Management (Maryland) LLC and InterContinental Hotels Group (Canada), Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.)

10.37
Seventh Amendment to Management Agreement, dated as of October 9, 2019, among HPT TRS IHG-2, Inc., InterContinental Hotels Group Resources, Inc., IHG Management (Maryland) LLC and InterContinental Hotels Group (Canada), Inc. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.)

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

Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm
To the Trustees and Shareholders of Service Properties Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Service Properties Trust (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accounting for Transactions with TA
Description of the Matter
As discussed in Note 5 to the consolidated financial statements, in January 2019, the Company entered into agreements with TravelCenters of America Inc. (“TA”), a related party and the Company’s largest tenant, to modify the terms of existing lease agreements with TA and to sell 20 travel center properties to TA. The Company recognized a $159.5 million gain on sale of the real estate.
Auditing the Company’s accounting for the transactions with TA involved a high degree of subjectivity due to significant estimation required in allocating consideration to the lease agreements and the sales of real estate. The allocation involved estimating the standalone prices of the lease agreements and the real estate properties, which are affected by economic, market and industry factors. The estimated standalone prices of the lease agreements were based on the stated lease terms and assumptions about market rent coverage ratios. The estimated standalone prices of the real estate properties were based primarily on assumptions about replacement cost and comparable sales.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process to allocate consideration to the lease agreements and real estate properties. This included controls over management’s review of the significant assumptions underlying the standalone price determinations.
To test the allocation of consideration to lease agreements and real estate properties, our audit procedures included, among others, with the assistance of our valuation specialists, evaluating the valuation methodologies applied by the Company to estimate the standalone prices and testing the significant assumptions used. We compared the rent coverage ratios for the Company’s lease agreements to current industry rent coverage ratios supported by third party data. We evaluated the replacement cost estimates by comparing the inputs used to third party published cost data and corroborated comparable land sales to third party sources. In addition, we compared the total standalone prices of the real estate properties to sales of comparable properties. We also performed sensitivity analyses to evaluate the changes in standalone prices that would result from changes in significant assumptions.

Accounting for SMTA Transaction
Description of the Matter
As discussed in Note 4 to the consolidated financial statements, in September 2019, the Company acquired a portfolio of 767 net leased retail properties located in 45 states from Spirit MTA REIT, or SMTA, for $2.5 billion, or the SMTA Transaction. The transaction was accounted for as an asset acquisition.
Auditing the Company’s accounting for the acquisition of the SMTA portfolio involved a high degree of subjectivity due to the significant estimation required to determine the fair value of the acquired assets used to allocate the cost of the acquisition on a relative fair value basis. The fair value estimates were sensitive to significant assumptions, such as market rents, terminal capital rates, and discount rates, which are affected by expectations about future market and economic conditions in the geographic markets where the properties are located, as well as expectations about future market and economic conditions relevant to the industries of the properties’ tenants.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s acquisition accounting, including the allocation of costs to acquired assets. For example, we tested controls over management’s review of the significant assumptions underlying the fair value estimates.
Among other procedures performed, we tested the estimated fair values of the acquired assets. With the assistance of our valuation specialist, we evaluated the valuation methodologies applied by the Company and tested the significant assumptions and inputs to the valuation models. For example, we compared market rent, terminal capital rates, and discount rates to current industry, market and economic trends and other relevant factors. We also compared the concluded fair value for each property acquired to sales of comparable properties using third party data. Further, we tested the completeness and accuracy of the underlying data by, among other things, testing the replacement cost calculations and agreeing inputs to leases and other third-party sources on a test basis. In addition, we performed sensitivity analyses to evaluate the changes in fair value that would result from changes in the Company’s significant assumptions.

Impairment of Real Estate Properties
Description of the Matter
The Company’s net real estate properties totaled $8.3 billion as of December 31, 2019. As discussed in Note 2 and Note 14 to the consolidated financial statements, the Company periodically evaluates real estate properties for impairment.
Auditing management’s property impairment analysis was complex and involved a high degree of subjectivity due to the significant estimation required in determining the estimated undiscounted net cash flows expected to be generated from those assets with indicators of impairment. The estimated undiscounted net cash flows are sensitive to significant assumptions, such as hold periods, property cash flows, and estimated sales proceeds, which are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for assessing impairment of real estate properties. For example, we tested controls over management’s review of the estimated undiscounted net cash flows calculations, including the significant assumptions and data inputs used to develop the cash flows.
Our testing of the Company’s impairment assessment included, among other procedures, evaluating the assumptions used to develop the estimated undiscounted net cash flows to assess the recoverability of real estate properties. Specifically, we evaluated the significant assumptions used to estimate the property cash flows and estimated sales proceeds and assessed the completeness and accuracy of the underlying data. We compared estimates to historical performance and available market data. We also held discussions with management about the current status of potential transactions and about management’s judgments to understand the probability of future events that could affect the hold period and other cash flow assumptions for the properties including estimated sales proceeds upon disposition. We searched for and evaluated information that corroborated or contradicted the Company’s assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2002.
Boston, Massachusetts
February 28, 2020

Report of Independent Registered Public Accounting Firm
To the Trustees and Shareholders of Service Properties Trust
Opinion on Internal Control Over Financial Reporting
We have audited Service Properties Trust’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Service Properties Trust (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at item 15(a), and our report dated February 28, 2020, expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Ernst & Young LLP
Boston, Massachusetts
February 28, 2020

SERVICE PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	As of December 31,
	2019	2018
ASSETS

Real estate properties:
Land	$2,066,602	$1,626,239
Buildings, improvements and equipment	9,318,434	7,896,734
Total real estate properties, gross	11,385,036	9,522,973
Accumulated depreciation	(3,120,761)	(2,973,384)
Total real estate properties, net	8,264,275	6,549,589
Acquired real estate leases and other intangibles	378,218	105,749
Assets held for sale	87,493	144,008
Cash and cash equivalents	27,633	25,966
Restricted cash	53,626	50,037
Due from related persons	68,653	91,212
Other assets, net	154,069	210,518
Total assets	$9,033,967	$7,177,079

LIABILITIES AND SHAREHOLDERS’ EQUITY

Unsecured revolving credit facility	$377,000	$177,000
Unsecured term loan, net	397,889	397,292
Senior unsecured notes, net	5,287,658	3,598,295
Security deposits	109,403	132,816
Accounts payable and other liabilities	335,696	211,332
Due to related persons	20,443	62,913
Total liabilities	6,528,089	4,579,648

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 164,563,034 and 164,441,709 shares issued and outstanding, respectively	1,646	1,644
Additional paid in capital	4,547,529	4,545,481
Cumulative other comprehensive income (loss)	—	(266)
Cumulative net income available for common shareholders	3,491,645	3,231,895
Cumulative common distributions	(5,534,942)	(5,181,323)
Total shareholders’ equity	2,505,878	2,597,431
Total liabilities and shareholders’ equity	$9,033,967	$7,177,079
The accompanying notes are an integral part of these financial statements.

SERVICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share data)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Hotel operating revenues	$1,989,173	$1,958,598	$1,840,829
Rental income	322,236	330,806	326,436
FF&E reserve income	4,739	5,132	4,670
Total revenues	2,316,148	2,294,536	2,171,935

Expenses:
Hotel operating expenses	1,410,927	1,387,065	1,274,642
Other operating expenses	8,357	5,290	4,905
Depreciation and amortization	428,448	403,077	386,659
General and administrative	54,639	104,862	125,402
Acquisition and transaction related costs	1,795	—	—
Loss on asset impairment	39,296	—	—
Total expenses	1,943,462	1,900,294	1,791,608

Gain on sale of real estate	159,535	—	9,348
Dividend income	1,752	2,754	2,504
Unrealized losses on equity securities	(40,461)	(16,737)	—
Interest income	2,215	1,528	798
Interest expense (including amortization of debt issuance costs and debt discounts and premiums of $11,117, $10,177 and $8,871, respectively)	(225,126)	(195,213)	(181,579)
Loss on early extinguishment of debt	(8,451)	(160)	(146)
Income before income taxes and equity in earnings of an investee	262,150	186,414	211,252
Income tax benefit (expense)	(2,793)	(1,195)	3,284
Equity in earnings of an investee	393	515	607
Net income	259,750	185,734	215,143
Other comprehensive income (loss):
Unrealized gain on investment in available for sale securities	—	—	39,315
Equity interest in investee’s unrealized gains (losses)	91	(68)	460
Other comprehensive income (loss)	91	(68)	39,775
Comprehensive income	$259,841	$185,666	$254,918

Net income	$259,750	$185,734	$215,143
Preferred distributions	—	—	(1,435)
Excess of liquidation preference over carrying value of preferred shares redeemed	—	—	(9,893)
Net income available for common shareholders	$259,750	$185,734	$203,815

Weighted average common shares outstanding (basic)	164,312	164,229	164,146
Weighted average common shares outstanding (diluted)	164,340	164,258	164,175

Net income available for common shareholders per common share: Basic and diluted	$1.58	$1.13	$1.24
The accompanying notes are an integral part of these financial statements

SERVICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

	Series D Preferred Shares			Common Shares			Additional Paid in Capital	Cumulative Net Income	Cumulative Other Comprehensive Income (Loss)
	Number of Shares	Preferred Shares	Cumulative Preferred	Number of Shares	Common Shares	Cumulative Common Distributions
			Distributions							Total
Balance at December 31, 2016	11,600,000	$280,107	$(341,977)	164,268,199	$1,643	$(4,494,407)	$4,539,673	$3,104,767	$39,583	$3,129,389
Net income	—	—	—	—	—	—	—	215,143	—	215,143
Unrealized gain on investment in available for sale securities	—	—	—	—	—	—	—	—	39,315	39,315
Equity in unrealized gains of investees	—	—	—	—	—	—	—	—	460	460
Redemption of preferred shares, net	(11,600,000)	(280,107)	—	—	0	—	—	—	—	(280,107)
Common share grants	—	—	—	100,000	1	—	3,168	—	—	3,169
Common share repurchases	—	—	—	(19,058)	(1)	—	(534)	—	—	(535)
Excess of liquidation preference over carrying value of preferred shares redeemed	—	—	—	—	—	—	—	(9,893)	—	(9,893)
Distributions	—	—	(1,435)	—	—	(340,084)	—	—	—	(341,519)
Balance at December 31, 2017	—	—	(343,412)	164,349,141	1,643	(4,834,491)	4,542,307	3,310,017	79,358	2,755,422
Cumulative effect of an accounting change	—	—	—	—	—	—	—	79,556	(79,556)	—
Net income	—	—	—	—	—	—	—	185,734	—	185,734
Equity in unrealized losses of investees	—	—	—	—	—	—	—	—	(68)	(68)
Common share grants	—	—	—	115,000	1	—	3,780	—	—	3,781
Common share repurchases	—	—	—	(22,432)	—	—	(606)	—	—	(606)
Distributions	—	—	—	—	—	(346,832)	—	—	—	(346,832)
Balance at December 31, 2018	—	—	(343,412)	164,441,709	1,644	(5,181,323)	4,545,481	3,575,307	(266)	2,597,431
Net income	—	—	—	—	—	—	—	259,750	—	259,750
Amounts reclassified from cumulative other comprehensive income to net income	—	—	—	—	—	—	—	—	175	175
Equity in unrealized gains of investees	—	—	—	—	—	—	—	—	91	91
Common share grants	—	—	—	155,100	2	—	2,855	—	—	2,857
Common share repurchases and forfeitures	—	—	—	(33,775)	—	—	(807)	—	—	(807)
Distributions	—	—	—	—	—	(353,619)	—	—	—	(353,619)
Balance at December 31, 2019	—	$—	$(343,412)	164,563,034	$1,646	$(5,534,942)	$4,547,529	$3,835,057	$—	$2,505,878
The accompanying notes are an integral part of these financial statements.

SERVICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$259,750	$185,734	$215,143
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	428,448	403,077	386,659
Amortization of debt issuance costs and debt discounts and premiums as interest	11,117	10,177	8,871
Straight line rental income	10,719	(12,509)	(12,378)
Security deposits received or replenished	(23,549)	6,740	36,743
Loss on early extinguishment of debt	8,451	160	146
Loss on asset impairment	39,296	—	—
Unrealized losses on equity securities	40,461	16,737	—
Equity in earnings of an investee	(393)	(515)	(607)
Distribution of earnings from Affiliates Insurance Company	2,423	—	—
Gain on sale of real estate	(159,535)	—	(9,348)
Deferred income taxes	(127)	(1,047)	(236)
Other non-cash (income) expense, net	(614)	(2,713)	(3,233)
Changes in assets and liabilities:
Due from related persons	3,272	(572)	(1,215)
Other assets	(11,385)	6,200	(13,117)
Accounts payable and other liabilities	60,484	5,824	(572)
Due to related persons	(51,096)	(20,340)	21,639
Net cash provided by operating activities	617,722	596,953	628,495

Cash flows from investing activities:
Real estate acquisitions and deposits	(2,713,191)	(127,703)	(594,693)
Real estate improvements	(150,531)	(182,862)	(131,120)
Hotel managers’ purchases with restricted cash	(208,241)	(135,177)	(92,733)
Hotel manager’s deposit of insurance proceeds into restricted cash	25,000	18,000	—
Net proceeds from sale of real estate	816,450	—	23,438
Net proceeds from sale of equity securities	93,892	—	—
Distributions in excess of earnings from Affiliates Insurance Company	6,577	—	—
Net cash used in investing activities	(2,130,044)	(427,742)	(795,108)

Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes, after discounts and premiums	1,693,879	389,976	989,890
Repayment of senior unsecured notes	—	—	(350,000)
Redemption of preferred shares	—	—	(290,000)
Repurchase of convertible senior notes	—	—	(8,478)
Borrowings under unsecured revolving credit facility	1,124,000	517,000	1,102,000
Repayments of unsecured revolving credit facility	(924,000)	(738,000)	(895,000)
Deferred financing costs	(21,882)	(12,242)	(8,437)
Repurchase of common shares	(800)	(606)	(533)
Distributions to preferred shareholders	—	—	(6,601)
Distributions to common shareholders	(353,619)	(346,832)	(340,084)
Net cash provided by (used in) financing activities	1,517,578	(190,704)	192,757
Increase (decrease) in cash and cash equivalents and restricted cash	5,256	(21,493)	26,144
Cash and cash equivalents and restricted cash at beginning of year	76,003	97,496	71,352
Cash and cash equivalents and restricted cash at end of year	$81,259	$76,003	$97,496

	For the Year Ended December 31,
	2019	2018	2017
Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the amount shown in the consolidated statements of cash flows:

Cash and cash equivalents	$27,633	$25,966	$24,139
Restricted cash	53,626	50,037	73,357
Total cash and cash equivalents and restricted cash	$81,259	$76,003	$97,496

Supplemental cash flow information:
Cash paid for interest	$191,155	$174,158	$172,558
Cash paid for income taxes	2,927	3,218	2,827
The accompanying notes are an integral part of these financial statements.

SERVICE PROPERTIES TRUST
NOTES TO FINANCIAL STATEMENTS
December 31, 2019
(dollars in thousands, except share data)
Note 1. Organization
Service Properties Trust (formerly known as Hospitality Properties Trust), or we, us or our, is a real estate investment trust, or REIT, organized on February 7, 1995 under the laws of the State of Maryland, which invests in hotels and net lease service-oriented retail properties. At December 31, 2019, we owned, directly and through subsidiaries, 329 hotels and 816 net lease properties.
At December 31, 2019, our 329 hotels were leased, managed or operated by subsidiaries of the following companies: InterContinental Hotels Group, plc, or IHG, Marriott International, Inc., or Marriott, Sonesta International Hotels Corporation, or Sonesta (used to refer to subsidiaries of Sonesta Holdco Corporation as of February 27, 2020), Hyatt Hotels Corporation, or Hyatt, Radisson Hospitality, Inc., or Radisson, and Wyndham Hotels & Resorts, Inc., or Wyndham. We also owned, as of December 31, 2019, 816 net lease properties with 194 tenants, including 179 travel centers leased to TravelCenters of America Inc., or TA, our largest tenant. Hereinafter these companies are sometimes referred to as managers and/or tenants or, collectively, operators.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation. These consolidated financial statements include our accounts and the accounts of our subsidiaries, all of which are 100% owned directly or indirectly by us. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Certain reclassifications have been made to the prior year’s financial statements to conform to the current year’s presentation.
We have determined that each of our wholly owned taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification™, or the Codification. We have concluded that we must consolidate each of our wholly owned TRSs because we are the entity with the power to direct the activities that most significantly impact such VIEs’ performance and we have the obligation to absorb losses or the right to receive benefits from each VIE that could be significant to the VIE and are, therefore, the primary beneficiary of each VIE. The assets of our TRSs were $31,920 and $31,917 as of December 31, 2019 and 2018, respectively, and consist primarily of amounts due from and working capital advances to certain of our hotel managers. The liabilities of our TRSs were $138,708 and $148,459 as of December 31, 2019 and 2018, respectively, and consist primarily of security deposits they hold and amounts payable to certain of our hotel managers. The assets of our TRSs are available to satisfy our TRSs’ obligations and we have guaranteed certain obligations of our TRSs.
Real Estate Properties. We record real estate properties at cost less impairments, if any. We record the cost of real estate acquired at the relative fair value of building, land, furniture, fixtures and equipment, and, if applicable, acquired in place leases, above or below market leases and customer relationships. We determine the fair value of each property using methods similar to those used by independent appraisers, which may involve estimated cash flows that are based on a number of factors, including capitalization rates and discount rates, among others. For transactions that qualify as business combinations, we allocate the excess, if any, of the consideration over the fair value of the assets acquired to goodwill. We depreciate real estate properties on a straight line basis over estimated useful lives of up to 40 years for buildings and improvements and up to 12 years for personal property and we amortize finite lived intangible assets over the shorter of their useful lives or the term of the associated lease. In some circumstances, we engage independent real estate appraisal firms to provide market information and evaluations which are relevant to our purchase price allocations and determination of useful lives; however, we are ultimately responsible for the purchase price allocations and determinations of useful lives.

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
Intangible Assets and Liabilities. Intangible assets consist primarily of trademarks and tradenames, acquired above market operating leases where we are the lessor and below market ground leases for which we are the tenant or lessee. Intangible liabilities consist of acquired below market operating leases where we are the lessor and acquired above market ground leases for which we are the tenant or lessee. We include intangible assets in acquired real estate leases and other intangibles and intangible liabilities in accounts payable and other liabilities in our consolidated balance sheets.
At December 31, 2019 and 2018, our intangible assets and liabilities were as follows:

	As of December 31,
	2019	2018
Assets:
Tradenames and trademarks	$89,375	$89,375
Above market operating leases, net of accumulated amortization of $15,748	275,814	—
Below market ground leases, net of accumulated amortization of $21,125 and $21,985, respectively	10,034	12,698
Other, net of accumulated amortization of $1,803 and $1,451, respectively	3,323	3,676
	$378,546	$105,749
Liabilities:
Below market operating leases, net of accumulated amortization of $367	$3,653	$—
Above market ground leases, net of accumulated amortization of $5,886 and $5,441, respectively	856	1,301
	$4,509	$1,301

We amortize above and below market leases on a straight line basis over the term of the associated lease (three and six years on a weighted average basis for intangible liabilities and assets, respectively). For the years ended December 31, 2019, 2018 and 2017 amortization relating to intangible assets was $1,757, $2,542 and $2,814, respectively, and amortization relating to intangible liabilities was $441 for the year ended December 31, 2019 and $455 for each of the years ended December 31, 2018 and 2017. As of December 31, 2019, the weighted average amortization period for capitalized above market leases and below market lease values were 10.2 years and 5.0 years, respectively. As of December 31, 2019, we estimate future amortization relating to intangible assets and liabilities as follows:

	Above Market Operating Leases	Below Market Ground Leases & Other	Below Market Operating Leases	Above Market Ground Leases & Other
2020	$51,392	$1,398	$(1,262)	$(441)
2021	40,945	1,375	(1,163)	(369)
2022	30,436	1,366	(306)	(21)
2023	27,138	1,355	(192)	(18)
2024	24,404	1,137	(185)	(7)
Thereafter	101,499	6,726	(545)	—
	$275,814	$13,357	$(3,653)	$(856)

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
Debt Issuance Costs. Debt issuance costs consist of capitalized issuance costs related to borrowings, which are amortized to interest expense over the terms of the respective debt. Debt issuance costs, net of accumulated amortization, for our revolving credit facility are included in other assets, net in our consolidated balance sheets. As of December 31, 2019 and 2018, debt issuance costs for our revolving credit facility were $4,212 and $6,822, respectively, and accumulated amortization of debt issuance costs for our revolving credit facility were $2,610 and $1,005, respectively. Debt issuance costs, net of accumulated amortization, for our term loan and senior notes are presented as a direct deduction from the associated debt liability in our consolidated balance sheets. As of December 31, 2019 and 2018, debt issuance costs, net of accumulated amortization, for our term loan and senior notes were $31,065 and $22,243, respectively. Future amortization of debt issuance costs to be recognized with respect to our revolving credit facility, term loan and senior notes as of December 31, 2019, are as follows:

Future Amortization of Deferred Finance Fees
2020	$7,727
2021	7,173
2022	6,335
2023	4,529
2024	3,369
Thereafter	6,144
$35,277

Equity Method Investments. We account for our investment in Affiliates Insurance Company, or AIC, using the equity method of accounting. Significant influence is present through common representation on the boards of trustees or directors of us and AIC. One of our Managing Trustees, Adam D. Portnoy, is the sole trustee of ABP Trust, which is the controlling shareholder of The RMR Group Inc., or RMR Inc. Mr. Portnoy is also a managing director and president and chief executive officer of RMR Inc. and an officer and employee of The RMR Group LLC, or RMR LLC. John G. Murray, our other Managing Trustee and our President and Chief Executive Officer, is also an officer and employee of RMR LLC. RMR LLC also provides management and administrative services to AIC, and each of our Trustees (other than Mr. Murray) is a director of AIC. In 2019, AIC began the process of dissolving, pursuant to which we received a distribution of $9,000 on December 27, 2019. See Note 9 for a further discussion of our relationships and transactions with RMR Inc. and RMR LLC and our investment in AIC.
Equity Securities. We record our equity securities at fair value based on their quoted market price at the end of each reporting period. Changes in the fair value of our equity securities are recorded through earnings in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Update, or ASU, No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. Prior to January 1, 2018, unrealized gains and losses on equity securities were recorded as a component of cumulative comprehensive income (loss) in shareholders’ equity. As of December 31, 2019, we owned 684,000 common shares of TA. On July 1, 2019, we sold all the shares of class A common stock of RMR Inc. that we previously owned. See Notes 9 and 14 for further information on these investments.
Revenue Recognition. We report hotel operating revenues for managed hotels in our consolidated statements of comprehensive income. We generally recognize hotel operating revenues, consisting primarily of room and food and beverage sales, when goods and services are provided.
We report rental income for leased properties in our consolidated statements of comprehensive income. We recognize rental income from operating leases on a straight line basis over the term of the lease agreements. We reduced rental income during the year ended December 31, 2019 by $10,719 and increased rental income by $12,509, and $12,378 during the years ended December 31, 2018 and 2017, respectively, to record scheduled rent changes under certain of our leases, the deferred rent obligations payable to us under our leases with TA and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks at our travel centers on a straight line basis. See Notes 4, 5 and 9 for further information regarding our TA leases. Due from related persons includes $47,057 and $66,347 and other assets, net, includes $1,897 and $3,073 of straight line rent receivables at December 31, 2019 and 2018, respectively.

Certain of our lease agreements require additional percentage rent if gross revenues of our properties exceed certain thresholds defined in our lease agreements. We may determine percentage rent due to us under our leases monthly, quarterly or annually, depending on the specific lease terms, and recognize it when all contingencies are met and the rent is earned. We earned percentage rental income of $4,238, $3,695 and $2,106 in 2019, 2018 and 2017, respectively.
We own all the FF&E reserve escrows for our hotels. We report deposits by our third party tenants into the escrow accounts as FF&E reserve income. We do not report the amounts which are escrowed as reserves established for the regular refurbishment of our hotels, or FF&E reserves, for our managed hotels as FF&E reserve income.
Per Common Share Amounts. We calculate basic earnings per common share by dividing allocable net income available for common shareholders by the weighted average number of common shares outstanding during the period. We calculate diluted earnings per share using the more dilutive of the two class method or the treasury stock method. Unvested share awards and other potentially dilutive common shares and the related impact on earnings are considered when calculating diluted earnings per share.
Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in our consolidated financial statements include the allowance for doubtful accounts, purchase price allocations, useful lives of real estate and impairment of long lived assets.
Segment Information. As of December 31, 2019, we had two reportable segments: hotel investments and net lease investments.
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
The Income Taxes Topic of the Codification prescribes how we should recognize, measure and present in our consolidated financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Tax benefits are recognized to the extent that it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. Our tax returns filed for the 2016 through 2019 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our consolidated statements of comprehensive income as a component of general and administrative expense.
New Accounting Pronouncements. In February 2016, the FASB issued ASU No. 2016-02, Leases. Additional guidance and targeted improvements to ASU No. 2016-02 were made through the issuance of supplemental ASUs in July 2018, December 2018 and March 2019, or collectively with ASU No. 2016-02, the Lease Standard. We adopted the Lease Standard on January 1, 2019. The Lease Standard sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The Lease Standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. Upon adoption, we applied the package of practical expedients that allowed us not to reassess (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases, (iii) initial direct costs for any expired or existing leases and (iv) the option to initially apply the Lease Standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption, although we did not have such an adjustment. Additionally, our leases met the criteria not to separate non-lease components from the related lease component.
As a lessor. We are required to account for leases using an approach that is substantially equivalent to existing guidance for sales type leases, direct financing leases and operating leases. Adoption of the Lease Standard did not have a material impact in our consolidated financial statements for our leases where we are the lessor.

As a lessee. We are required to record right of use assets and lease liabilities in our consolidated balance sheets for leases with terms greater than 12 months, where we are the lessee. We recorded right of use assets and related lease liabilities of $77,010 upon implementation of the Lease Standard. Adoption of the Lease Standard did not have a material effect in our consolidated statements of comprehensive income or consolidated statements of cash flows for our leases where we are the lessee.
See Note 5 for further information regarding our leases and the adoption of the Lease Standard.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. ASU No. 2016-13 will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Lease related receivables are governed by the Lease Standard referred to above and are not subject to ASU No. 2016-13. We have adopted ASU No. 2016-13 using the modified retrospective approach and this standard did not have a material impact in our consolidated financial statements.
Note 3. Weighted Average Common Shares
The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share:

	For the Year Ended December 31,
	2019	2018	2017
	(in thousands)
Weighted average common shares for basic earnings per share	164,312	164,229	164,146
Effect of dilutive securities: Unvested share awards	28	29	29
Weighted average common shares for diluted earnings per share	164,340	164,258	164,175

Note 4. Real Estate Properties
As of December 31, 2019, we owned 329 hotels with 51,349 rooms or suites and 816 service-oriented retail properties with approximately 14.9 million square feet that are primarily subject to “triple net” leases, or net leases where the tenant is generally responsible for payment of operating expenses and capital expenditures of the property during the lease term. Our properties had an aggregate undepreciated carrying value of $11,472,529, including $87,493 classified as held for sale as of December 31, 2019.
Our real estate properties, at cost after impairments, consisted of land of $2,066,602, buildings and improvements of $8,731,002 and furniture, fixtures and equipment of $587,432, as of December 31, 2019; and land of $1,626,239, buildings and improvements of $7,194,758 and furniture, fixtures and equipment of $701,976, as of December 31, 2018.
During 2019, 2018 and 2017, we funded $242,571, $200,044 and $162,482, respectively, for improvements to certain of our properties, which, pursuant to the terms of our management and lease agreements with our managers and tenants, resulted in increases in our contractual annual minimum returns and rents of $18,432, $14,888 and $10,274 in 2019, 2018 and 2017, respectively. See Note 5 for further information about our management and lease agreements and our fundings of improvements to certain of our properties.
At December 31, 2019, 14 of our hotels were on land we leased partially or entirely from unrelated third parties. The average remaining term of the ground leases (including renewal options) is approximately 37 years (range of 15 to 68 years). Ground rent payable under nine of the ground leases is generally calculated as a percentage of hotel revenues. Twelve (12) of the 14 ground leases require annual minimum rents averaging $260 per year; future rents under two ground leases have been prepaid. Seventeen (17) of our net lease properties are on land we leased partially or entirely from unrelated third parties. The remaining terms on the leases range from one year to 31 years with rents averaging $508 per year. Generally, payments of ground lease obligations are made by our managers or tenants. However, if a manager or tenant does not perform obligations under a ground lease or does not renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge, sale or transfer of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.

Acquisitions
Our allocation of the purchase price of each of our acquisitions based on the estimated fair value of the acquired assets and assumed liabilities is presented in the table below.

Properties acquired during the year ended December 31, 2019 (1)
Acquisition Date	Location	Type	Purchase Price	Land	Land Improvements	Building and Improvements	Furniture, Fixtures and Equipment	Held For Sale	Intangible Assets
2/22/2019	Washington, D.C. (2)	Hotel	$143,742	$44,972	$151	$93,412	$5,207	$—	$—
5/7/2019	Milwaukee, WI (3)	Hotel	30,235	3,442	1,053	25,132	608	—	—
8/1/2019	Southington, CT (4)	Land	66	66	—	—	—	—	—
9/20/2019	Various (5)	Net Lease	2,482,382	388,057	—	1,201,922	—	604,989	287,414
10/9/2019	Chicago, IL (6)	Hotel	55,560	7,723	—	45,059	2,778	—	—
			$2,711,985	$444,260	$1,204	$1,365,525	$8,593	$604,989	$287,414
Properties acquired during the year ended December 31, 2018 (1)
6/15/2018	Minneapolis, MN (7)	Hotel	$75,576	$2,196	$—	$68,388	$4,992	$—	$—
6/15/2018	Baton Rouge, LA (8)	Hotel	16,022	2,242	173	12,842	765	—	—
10/30/2018	Scottsdale, AZ (9)	Hotel	35,999	6,450	833	25,898	2,818	—	—
			$127,597	$10,888	$1,006	$107,128	$8,575	$—	$—
Properties acquired during the year ended December 31, 2017 (1)
2/1/2017	Chicago, IL (10)	Hotel	$86,201	$13,609	$40	$58,929	$11,926	$—	$1,697
3/31/2017	Seattle, WA (11)	Hotel	73,041	24,562	30	47,103	898	—	448
5/3/2017	Columbia, SC (12)	Net Lease	27,604	4,040	7,172	16,392	—	—	—
6/2/2017	St. Louis, MO (13)	Hotel	88,080	4,250	161	79,737	3,394	—	538
6/29/2017	Atlanta, GA (14)	Hotel	88,748	16,612	483	68,864	2,789	—	—
8/1/2017	Columbus, OH (15)	Hotel	49,188	6,100	49	40,678	2,361	—	—
8/23/2017	Charlotte, NC (16)	Hotel	44,000	2,684	1,012	35,288	5,016	—	—
9/8/2017	Atlanta, GA (17)	Land	940	940	—	—	—	—	—
9/26/2017	Various (18)	Hotels	139,923	30,720	6,392	93,899	8,912	—	—
9/28/2017	Sayre, OK (19)	Net Lease	8,672	1,031	—	7,641	—	—	—
			$606,397	$104,548	$15,339	$448,531	$35,296	$—	$2,683

(1)	We accounted for these transactions as acquisitions of assets.

(2)
On February 22, 2019, we acquired the 335 room Hotel Palomar located in Washington, D.C. for a purchase price of $143,742, including capitalized acquisition costs of $2,292. We added this Kimpton® branded hotel to our management agreement with IHG.

(3)
On May 7, 2019, we acquired the 198 room Crowne Plaza Milwaukee West hotel in Milwaukee, WI for a purchase price of $30,235, including capitalized acquisition costs of $235. We added this Crowne Plaza® branded hotel to our management agreement with IHG.

(4)
On August 1, 2019, we acquired a land parcel adjacent to our travel center located in Southington, CT for a purchase price of $66, including capitalized acquisition costs of $6. This land parcel has been added to the TA lease for that travel center.

(5)	On September 20, 2019, we completed the SMTA Transaction for total consideration of $2,482,382. See below for further information regarding the SMTA Transaction.

(6)
On October 9, 2019, we acquired the 261-room Kimpton Palomar Hotel located in Chicago, IL for a purchase price of $55,560, including acquisition related costs of $560. We added this Kimpton® branded hotel to our management agreement with IHG.

(7)
On June 15, 2018, we acquired the 360 room Radisson Blu® hotel in Minneapolis, MN for a purchase price of $75,576, including capitalized acquisition costs of $576. We added this hotel to our management agreement with Radisson.

(8)
On June 15, 2018, we acquired the 117 suite Staybridge Suites® at Louisiana State University in Baton Rouge, LA for a purchase price of $16,022, including capitalized acquisition costs of $272. We added this hotel to our management agreement with IHG.

(9)
On October 30, 2018, we acquired a hotel with 164 suites in Scottsdale, AZ for a purchase price of $35,999, including capitalized acquisition costs of $114. We converted this hotel to the Sonesta Suites® brand and entered into a management agreement for this hotel with Sonesta.

(10)
On February 1, 2017, we acquired the 483 room Hotel Allegro in Chicago, IL for a purchase price of $86,201, including capitalized acquisition costs of $707. We added this Kimpton® branded hotel to our management agreement with IHG.

(11)
On March 31, 2017, we acquired the 121 room Hotel Alexis in Seattle, WA for a purchase price of $73,041, including capitalized acquisition costs of $1,416. We added this Kimpton® branded hotel to our management agreement with IHG.

(12)
On May 3, 2017, we acquired a travel center from TA for $27,604 pursuant to a transaction agreement we entered with TA in 2015. Simultaneously with this acquisition, we leased the travel center back to TA.

(13)
On June 2, 2017, we acquired the 389 room Chase Park Plaza Hotel in St. Louis, MO for a purchase price of $88,080, including capitalized acquisition costs of $466. We converted this hotel to the Royal Sonesta® hotel brand and entered into a management agreement for this hotel with Sonesta.

(14)
On June 29, 2017, we acquired the 495 room Crowne Plaza Ravinia hotel located in Atlanta, GA for a purchase price of $88,748, including capitalized acquisition costs of $144. We added this Crowne Plaza® branded hotel to our management agreement with IHG.

(15)
On August 1, 2017, we acquired the 419 room Crowne Plaza & Lofts hotel in Columbus, OH for a purchase price of $49,188, including capitalized acquisition costs of $198. We added this Crowne Plaza® branded hotel to our management agreement with IHG.

(16)
On August 23, 2017, we acquired the 300 room Crowne Plaza hotel in Charlotte, NC for a purchase price of $44,000, including capitalized acquisition costs of $143. We added this Crowne Plaza® branded hotel to our management agreement with IHG.

(17)	On September 8, 2017, we acquired a land parcel adjacent to our Crowne Plaza hotel located in Atlanta, GA for a purchase price of $940, including capitalized acquisition costs of $40.

(18)
On September 26, 2017, we acquired 14 extended stay hotels with 1,653 suites located in 12 states for a purchase price of $139,923, including capitalized acquisition costs of $1,923. In connection with this acquisition, we converted these hotels to the Sonesta ES Suites® brand and entered into management agreements for these hotels with Sonesta.

(19)
On September 28, 2017, we acquired land and certain improvements at a travel center located in Sayre, OK that we previously leased from a third party and subleased to TA for a purchase price of $8,672, including capitalized acquisition costs of $72. We now directly lease this land and these improvements to TA under our TA No. 4 lease.

See Note 5 for further information regarding our IHG and Radisson agreements. See Note 5 and 9 for further information regarding our relationship, agreements and transactions with Sonesta and TA.
SMTA Transaction
On September 20, 2019, we acquired a 767 property net lease portfolio with 12.4 million rentable square feet from Spirit MTA REIT, a Maryland REIT, (NYSE: SMTA), or SMTA, located in 45 states, or the SMTA Transaction. The aggregate transaction value of the SMTA Transaction was $2,482,382, including $2,384,577 in cash consideration, $82,069 of prepayment penalties related to SMTA’s extinguishment of the mortgage debt on the portfolio and $15,736 of other capitalized acquisition costs. The properties included in the portfolio were net leased to 279 tenants operating in 23 distinct industries and 163 brands that include quick service and casual dining restaurants, movie theaters, health and fitness, automotive parts and services and other service-oriented and necessity-based industries across 45 states. We financed the SMTA Transaction with borrowings under our revolving credit facility and with cash on hand, including net proceeds from our public offerings of senior unsecured notes, as described further in Note 6. As of December 31, 2019, we had $5,346 of unspent leasing related obligations assumed as a part of the SMTA Transaction.
Other Acquisition Agreements
In February 2020, we entered into an agreement to acquire three net lease properties with approximately 6,696 square feet in two states with leases requiring an aggregate of $387 of annual minimum rent for an aggregate sales price of $7,000, excluding closing costs.

Dispositions
During the year ended December 31, 2019, we sold 150 net lease properties with an aggregate of 3,314,724 rentable square feet for an aggregate purchase price of $821,212, excluding closing costs, in eight separate transactions. The sales of these properties, as presented in the table below, do not represent significant dispositions individually or in the aggregate nor do they represent a strategic shift. As a result, the results of operations of these properties are included in continuing operations through the date of sale in our consolidated statements of income.

Date of Sale	Number of Properties	Location	Tenant	Square Feet	Gross Sales Price
1/16/2019	20	Various (1)	TravelCenters	541,483	$308,200
10/22/2019	1	4726 Mall Drive, Hermantown, MN (2)	HOM Furniture	103,631	6,250
10/29/2019	1	1505 South Pavilion Center Drive Las Vegas, NV (2)	Station Casino	138,558	57,000
11/14/2019	1	1855 S. Range Avenue, Colby, KS (2)	Vacant	6,900	590
11/25/2019	123	Various (2)	Various	2,429,333	435,104
12/16/2019	1	4740 Radio Road, Naples, FL 34110 (2)	Rick Johnson Auto & Tire	4,480	1,112
12/16/2019	1	996 Central Avenue, Naples, FL 34102 (2)	Rick Johnson Auto & Tire	4,500	706
12/30/2019	2	9032 & 9080 Harry Hines Boulevard, Dallas, TX (2)	Pine Creek Medical Center	85,839	12,250
	150			3,314,724	$821,212

(1)	In January 2019, in a series of transactions, we sold 20 travel centers in 15 states to TA for $308,200. We recorded a gain of $159,535 in 2019 as a result of these sales.

(2)	During 2019, we sold 130 net lease properties that we acquired in the SMTA Transaction in 28 states with 2,773,241 square feet and annual minimum rent of $43,180 for $513,012.
During the year ended December 31, 2017, we sold three of our Radisson branded hotels. On August 1, 2017, we sold our 159 room Radisson hotel located in Chandler, AZ for net proceeds of $9,085. On August 31, 2017, we sold our 143 room Country Inn & Suites hotel located in Naperville, IL for net proceeds of $6,313. On September 22, 2017, we sold our 209 room Park Plaza hotel located in Bloomington, MN for net proceeds of $8,030. As a result of these sales, we recorded a $9,348 gain on sale of real estate in the year ended December 31, 2017. Also in 2017, we received, net of expenses, $1,030 as the final payment with respect to a travel center we previously owned in Roanoke, VA that we leased to TA and which was taken by eminent domain proceedings brought by the Virginia Department of Transportation in 2014. This final payment was allocated to TA as set forth in the lease.
We are currently marketing for sale or rebranding 20 Wyndham-branded hotels with a net carrying value of $111,271, 33 Marriott hotels with a net carrying value of $224,895 and 19 net lease properties with a net carrying value of $87,493 we have classified as held for sale. See Notes 5 and 14 for further information on these disposition activities.
Since January 1, 2020, we have sold four vacant net lease properties with approximately 160,434 square feet in three states for an aggregate sales price of $5,010, excluding closing costs.
Note 5. Management Agreements and Leases
As of December 31, 2019, we owned 329 hotels included in six operating agreements and 816 service-oriented retail properties net leased to 194 tenants. We do not operate any of our properties.

Hotel agreements
As of December 31, 2019, 327 of our hotels were leased to our TRSs and managed by independent hotel operating companies and two hotels are leased to third parties. As of December 31, 2019, our hotel properties were managed by or leased to separate subsidiaries of Marriott, IHG, Sonesta, Wyndham, Hyatt and Radisson under eight agreements. These hotel agreements had initial terms expiring between 2019 and 2038. Each of these agreements is for between one and 103 of our hotels. In general, the agreements contain renewal options for all, but not less than all, of the affected properties included in each agreement, and the renewal terms range between 15 to 60 years. Most of these agreements require the third party manager or tenant to: (1) make payments to us of minimum returns or minimum rents; (2) deposit a percentage of total hotel sales into FF&E reserves; and (3) for our managed hotels, make payments to our TRSs of additional returns to the extent of available cash flows after payment of operating expenses, funding of the FF&E reserves, payment of our minimum returns, payment of certain management fees and replenishment of security deposits or guarantees. Some of our managers or tenants or their affiliates have provided deposits or guarantees to secure their obligations to pay us.
IHG agreement. Our management agreement with IHG for 103 hotels, or our IHG agreement, which expires in 2036, provides that, as of December 31, 2019, we are to be paid annual minimum returns and rents of $216,239. We realized minimum returns and rents of $205,941, $189,981 and $178,883 during the years ended December 31, 2019, 2018 and 2017, respectively, under this agreement. We also realized additional returns under this agreement $12,250 during the year ended December 31, 2017 from our share of hotel cash flows in excess of the minimum returns and rents due to us for those years. There were no additional returns realized under this agreement during the years ended December 31, 2019 and 2018 .
Pursuant to our IHG agreement, IHG has provided us with a security deposit to cover minimum payment shortfalls, if any. Under this agreement, IHG is required to maintain a minimum security deposit of $37,000 and this security deposit may be replenished and increased up to $100,000 from a share of future cash flows from the hotels in excess of our minimum returns and rents. The available balance of the IHG security deposit was $75,717 as of December 31, 2019.
We funded $55,359 and $39,668 for capital improvements to certain of the hotels included in our IHG agreement during the years ended December 31, 2019 and 2018, respectively.
Marriott No. 1 agreement. Our management agreement with Marriott for 53 hotels, or our Marriott No. 1 agreement, provided that, as of December 31, 2019, we were to be paid an annual minimum return of $71,872 to the extent that gross revenues of the hotels, after payment of hotel operating expenses and funding of the FF&E reserve, were sufficient to do so. Marriott’s base and incentive management fees were only earned after we received our minimum returns. We realized minimum returns of $71,410, $69,325 and $68,944 during the years ended December 31, 2019, 2018 and 2017, respectively, under this agreement. We also realized additional returns of $2,052, $4,457 and $6,180 during the years ended December 31, 2019, 2018 and 2017, respectively, which represented our share of hotel cash flows in excess of the minimum returns due to us for those years. We did not have any security deposits or guarantees for our minimum returns from the 53 hotels included in our Marriott No. 1 agreement. Accordingly, the minimum returns we received from these hotels managed by Marriott were limited to the hotels’ available cash flows after payment of operating expenses and funding of the FF&E reserve.
We funded $17,356 and $9,050 for capital improvements to certain of the hotels included in our Marriott No. 1 agreement during the years ended December 31, 2019 and 2018.
Marriott No. 234 agreement. Our management agreement with Marriott for 68 hotels, or our Marriott No. 234 agreement, provided that, as of December 31, 2019, we were to be paid an annual minimum return of $110,383. We realized minimum returns of $108,564, $106,978 and $106,405 during the years ended December 31, 2019, 2018 and 2017, respectively, under this agreement. Pursuant to our Marriott No. 234 agreement, Marriott had provided us with a security deposit to cover minimum return payment shortfalls, if any. Under this agreement, this security deposit may have been replenished and increased up to $64,700 from a share of hotel cash flows in excess of the minimum returns due to us. Marriott’s base and incentive management fees were only earned after we received our minimum returns. During the year ended December 31, 2019, our available security deposit was replenished by $734 from a share of hotel cash flows in excess of the minimum returns due to us for the year. The available balance of this deposit was $33,445 as of December 31, 2019. Pursuant to our Marriott No. 234 agreement, Marriott had also provided us with a limited guaranty for shortfalls up to 90% of our minimum returns, if and after the available security deposit had been depleted. This guaranty expired on December 31, 2019.
We funded $33,700 and $9,030 for capital improvements to certain of the hotels included in our Marriott No. 234 agreement during the years ended December 31, 2019 and 2018.

Marriott No. 5 agreement. We leased one hotel in Kauai, HI to Marriott which required that, as of December 31, 2019, we were paid annual minimum rents of $10,518. This lease was guaranteed by Marriott and we realized $10,518, $10,321 and $10,159 of rent for this hotel during the years ended December 31, 2019, 2018 and 2017, respectively. This lease expired on December 31, 2019.
On December 31, 2019, we entered into agreements with Marriott, which combined our Marriott Nos. 1, 234 and 5 agreements into a single portfolio for a 16-year term commencing January 1, 2020, or the Marriott Agreement. Among other terms, the new combined agreements with Marriott provide as follows:

•
That all 122 Marriott hotels will be combined economically so that excess cash flows from any of these hotels are available to pay the aggregate annual minimum returns due to SVC for these hotels, which was initially $190,600. Our TRS subsidiaries will continue to participate in the net cash flows from hotel operations after payment of management fees to Marriott and these base fees will continue to be subordinated to the annual minimum return due to us.

•
That the existing security deposit we held for the Marriott No. 234 agreement ($33,445 as of December 31, 2019) will continue to secure payment of the aggregate annual minimum returns due to us under the new combined agreements and may be replenished up to the security deposit cap of $64,700 from 60% of the cash flows realized from operations of the 122 hotels after payment of the aggregate annual minimum return due to us, Marriott’s base management fees and certain other advances by us or Marriott, if any.

•	That Marriott will provide a new $30,000 limited guaranty for 85% of the aggregate annual minimum return due to us through 2026 under the new combined agreements if the security deposit is exhausted.

•	That the term of the agreements will be extended through 2035, with Marriott having the option to renew for two consecutive 10-year terms on an all or none basis.

•	That 5.5%-6.5% of gross revenues from hotel operations will continue to be placed in escrow for hotel maintenance and periodic renovations, or an FF&E reserve.
We and Marriott identified 33 of the 122 hotels covered by the Marriott Agreement that will be sold or rebranded, at which time we would retain the proceeds of any such sale and the aggregate annual minimum returns due to us would decrease by the amount allocated to the applicable hotel.
Sonesta agreement. As of December 31, 2019, Sonesta managed 14 of our full service hotels and 39 of our limited service hotels pursuant to management agreements for each of the hotels, which we refer to collectively as our Sonesta agreement, and a pooling agreement, which combines those management agreements for purposes of calculating gross revenues, payment of hotel operating expenses, payment of fees and distributions and minimum returns due to us. See Notes 4 and 9 for further information regarding our relationship, agreements and transactions with Sonesta.
As of December 31, 2019, our Sonesta agreement provided that we are paid a fixed annual minimum return equal to 8% of our invested capital, as defined therein, which was $146,800, as of December 31, 2019, if gross revenues of the hotels, after payment of hotel operating expenses and management and related fees (other than Sonesta’s incentive fee, if applicable), are sufficient to do so. Our Sonesta agreement further provided that we are paid an additional return based upon operating profits, as defined therein, after payment of Sonesta’s incentive fee, if applicable. We realized returns of $67,592, $78,076 and $70,576 during the years ended December 31, 2019, 2018 and 2017, respectively, under our Sonesta agreement. We do not have any security deposits or guarantees for our Sonesta hotels. Accordingly, the returns we receive from our Sonesta hotels are limited to the hotels’ available cash flows after payment of operating expenses including management and related fees.
As of December 31, 2019 our Sonesta agreement provided that Sonesta is entitled to receive, after payment of hotel operating expenses, a base management fee equal to 3.0% of gross revenues for our full service Sonesta hotels and 5.0% of gross revenues for our limited service Sonesta hotels. Additionally, Sonesta is entitled to a reservation fee equal to 1.5% of gross room revenues, as defined in the Sonesta agreement, a system fee for centralized services of 1.5% of gross revenues, a procurement and construction supervision fee equal to 3.0% of third party costs of capital expenditures and an incentive management fee equal to 20.0% of operating profits remaining after reimbursement to us and to Sonesta of certain advances and payment of our minimum returns. Sonesta’s incentive management fee, but not its other fees, is earned only after our minimum returns are paid. Our Sonesta agreement also provided that the costs incurred by Sonesta for advertising, marketing, promotional and public relations programs and campaigns, including “frequent stay” rewards programs, for the benefit of our Sonesta hotels are subject to reimbursement by us or are otherwise treated as hotel operating expenses, subject to our approval.

Pursuant to our Sonesta agreement, as of December 31, 2019, we incurred base management, reservation and system fees and reimbursement costs for certain guest loyalty, marketing program and third party reservation transmission fees of $36,169, $34,821 and $28,238 for the years ended December 31, 2019, 2018 and 2017, respectively, under our Sonesta agreement. In addition, as of December 31, 2019, we recognized procurement and construction supervision fees of $3,320, $2,374 and $1,080 for the years ended December 31, 2019, 2018 and 2017, respectively, under our Sonesta agreement. These amounts are included in hotel operating expenses or have been capitalized, as appropriate, in our consolidated financial statements.
As of December 31, 2019 our Sonesta agreement did not require FF&E escrow deposits, but did require us to fund capital expenditures that we approved at our Sonesta hotels. We funded $114,082, $82,329 and $34,933 for renovations and other capital improvements to hotels included in our Sonesta agreement during the years ended December 31, 2019, 2018 and 2017, respectively. We owed Sonesta $15,537 and $5,703 for capital expenditure reimbursements and for a previously estimated overpayment of minimum returns advanced at December 31, 2019 and 2018, respectively. Amounts due from Sonesta are included in due from related persons and amounts owed to Sonesta are included in due to related persons in our consolidated balance sheets, respectively.
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
On November 1, 2019, we rebranded two full service hotels previously managed by Wyndham (Chicago, IL and Irvine, CA) to the Sonesta brands under short term agreements with Sonesta that expire on December 31, 2020.
We also lease 48 vacation units in the Chicago, IL Sonesta hotel to a subsidiary of Wyndham Destinations, Inc. (NYSE: WYND), or Destinations, which requires that, as of December 31, 2019, we are paid annual minimum rents of $1,537. The guaranty provided by Destinations with respect to the Destinations lease for part of one hotel is unlimited. We recognized rental income of $503 during the year ended December 31, 2019 and $1,456 and $1,414 during the years ended December 31, 2018 and 2017, respectively, under our Destinations agreement. We reduced rental income by $997 for the year ended December 31, 2019 and increased rental income by $358 and $400 for the years ended December 31, 2018 and 2017, respectively, to record adjustments necessary to record rent on a straight line basis. We have amended the lease of the 48 Destinations units at the Chicago hotel so the term of the lease expires on March 31, 2020, at which time Destinations will vacate the leased space.
See Note 4 for information regarding the effects of certain of our property acquisitions on our management agreements with Sonesta.

On February 27, 2020, we entered into a transaction agreement with Sonesta and its newly formed parent company, Sonesta Holdco Corporation, or Holdco, pursuant to which we and Sonesta restructured our existing business arrangements as follows:

•
We amended and restated our existing management agreements with Sonesta for each of our hotels currently manage by Sonesta, which we refer to collectively as our Sonesta agreement, and our existing pooling agreement with Sonesta, which combines our management agreements with Sonesta for purposes of calculating gross revenues, payment of hotel operating expenses, payment of fees and distributions and minimum returns due to us, as further described below;

•
We and Sonesta agreed to sell, rebrand or repurpose our 39 extended stay hotels currently managed by Sonesta with an aggregate carrying value of $480,547 and which currently require aggregate minimum returns of $49,467. As the hotels are sold, rebranded or repurposed, the management agreement for the applicable hotel(s) will terminate witout our being required to pay Sonesta a termination fee and our annual minimum returns due to us under our Sonesta agreement will decrease by the amount allocated to the applicable hotel(s);

•	Sonesta will continue to manage 14 of our full-service hotels that Sonesta currently manages and the annual minimum returns due for these hotels will be reduced from $99,013 to $69,013;

•	Holdco issued to us a number of its shares of common stock representing approximately (but not more than) 34% of its outstanding shares of common stock (post-issuance);

•
We modified our Sonesta agreement and pooling agreement so that 5% of the hotel gross revenues of each of our 14 full-service hotels managed by Sonesta will be escrowed for future capital expenditures as “FF&E reserves,” subject to available cash flow after payment of the annual minimum returns due to us under the Sonesta agreement;

•
We modified our Sonesta agreement and pooling agreement so that (1) our termination rights under those agreements for our 14 full-service hotels managed by Sonesta are generally limited to performance and for “cause,” casualty and condemnation events, (2) a portfolio wide performance test now applies for determining whether the management agreement for any of our full service hotels managed by Sonesta may be terminated for performance reasons, and (3) the provisions included in our historical pooling agreement that allowed either us or Sonesta to require the marketing for sale of non-economic hotels were removed; and

•
We extended the initial expiration date of the management agreements for our full service hotels located in Chicago, IL and Irvine, CA that are managed by Sonesta to January 2037 to align with the initial expiration date for our other full-service hotels managed by Sonesta.

Except as described above, the economic terms of our amended and restated Sonesta agreement and amended and restated pooling agreement are consistent with the historical Sonesta agreement and pooling agreement.
Hyatt agreement. Our management agreement with Hyatt for 22 hotels, or our Hyatt agreement, which expires in 2030, provides that, as of December 31, 2019, we are to be paid an annual minimum return of $22,037. We realized minimum returns of $22,037 during each of the years ended December 31, 2019, 2018 and 2017 under this agreement. Pursuant to our Hyatt agreement, Hyatt has provided us with a guaranty, which is limited to $50,000. During the year ended December 31, 2019, the hotels under this agreement generated cash flows that were less than the minimum rents due to us for the period and Hyatt made $2,260 guarantee payments to cover the shortfall. The available balance of the guaranty was $19,655 as of December 31, 2019.
Radisson agreement. Our management agreement with Radisson for nine hotels, or our Radisson agreement, which expires in 2035, provides that, as of December 31, 2019, we are to be paid an annual minimum return of $20,443. We realized minimum returns of $20,056, $16,183 and $12,920 during the years ended December 31, 2019, 2018 and 2017, respectively, under this agreement. Pursuant to our Radisson agreement, Radisson has provided us with a limited guaranty which, as a result of capital improvement amounts funded by us during the year ended December 31, 2019, increased by $1,523 to a total of $47,523. During the year ended December 31, 2019, the hotels under this agreement generated cash flows that were less than the minimum returns due to us for the period, and Radisson made $1,343 of guaranty payments to cover the shortfall. The available balance of the guarantee was $41,216 at December 31, 2019. We funded $19,034 for capital improvements at certain of the hotels included in our Radisson agreement during the year ended December 31, 2019.

Wyndham agreements. In October 2019, we amended our agreement with Wyndham whereby the term of the management agreement will expire on September 30, 2020 unless sooner terminated with respect to any hotels that are sold or rebranded. Under the amendment, Wyndham will pay us all cash flows of the hotels after payment of hotel operating costs. Wyndham will not be entitled to any base management fees for the remainder of the agreement term. We realized returns of $20,023, $23,562 and $27,452 during the years ended December 31, 2019, 2018 and 2017, respectively. Wyndham had provided us with a guaranty, which was limited to $35,656, subject to an annual payment limit of $17,828 which was depleted during 2017. To avoid default, Wyndham was required to pay 85% of the minimum returns due to us. Our Wyndham agreement requires FF&E escrow deposits equal to 5% of total hotel sales for all hotels included in the agreement subject to available cash flows after payment of our minimum return. No FF&E escrow deposits were made during the year ended December 31, 2019. We funded $3,040, $2,883 and $1,449 for capital improvements to certain of the hotels included in our Wyndham agreement during the years ended December 31, 2019, 2018 and 2017, respectively.
Net lease portfolio
As of December 31, 2019, we owned 816 net lease service-oriented retail properties with 14.9 million square feet with annual minimum rent of $381,679 with a weighted (by annual minimum rents) average lease term of 8.6 years. The portfolio was 98% leased by 194 tenants operating under 131 brands in 23 distinct industries.
TA Leases
On January 16, 2019, we entered agreements with TA pursuant to which:

•	We sold to TA 20 travel center properties that TA previously leased from us for a total purchase price of $308,200. We recorded a gain of $159,535 as a result of these sales.

•	Upon completing these sales, these travel center properties were removed from the TA leases and TA’s annual minimum rent payable to us decreased by $43,148.

•
Commencing on April 1, 2019, TA paid us the first of the 16 quarterly installments of approximately $4,404 each (an aggregate of $70,458) to fully satisfy and discharge its $150,000 deferred rent obligation to us that otherwise would have become due in five installments between 2024 and 2030. TA paid to us $13,200 in respect of such obligation for the year ended December 31, 2019.

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
TA is our largest tenant. As of December 31, 2019, we leased to TA a total of 179 travel centers under five leases that expire between 2029 and 2035 and require annual minimum returns of $246,088 which represents approximately 24.6% of our total annual minimum rents as of December 31, 2019. The number of travel centers, the terms, the annual minimum rent and the deferred rent balances owed to us by TA under our TA leases as of December 31, 2019, were as follows:

	Number of Travel Centers	Initial Term End (1)	Annual Minimum Rent	Deferred Rent (2) (3)
TA No. 1 Lease	36	December 31, 2032	$49,707	$15,148
TA No. 2 Lease	36	December 31, 2031	44,077	14,068
TA No. 3 Lease	35	December 31, 2029	42,409	13,870
TA No. 4 Lease	37	December 31, 2033	48,241	14,161
TA No. 5 Lease	35	June 30, 2035	61,654	—
	179		$246,088	$57,247

(1)	TA has two renewal options of 15 years each under each of our TA leases.

(2)	Commencing April 1, 2019, TA is required to pay us $70,458 in 16 quarterly installments of $4,404 each for deferred rent TA owes us.

(3)	Represents the balance as of December 31, 2019.

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
We recognized rental income from TA of $262,038, $302,309 and $293,273 for the years ended December 31, 2019, 2018 and 2017 respectively. We reduced rental income by $11,894 for the year ended December 31, 2019 and increased rental income of $12,127 and $11,966 for the years ended December 31, 2018 and 2017, respectively, to record the deferred rent obligations under our TA leases and the estimated future payments to us by TA for the cost of removing underground storage tanks on a straight line basis. As of December 31, 2019 and 2018, we had receivables for current rent amounts owed to us by TA and straight line rent adjustments of $68,653 and $91,212, respectively. These amounts are included in due from related persons in our consolidated balance sheets. For the years ended December 31, 2018 and 2017, we recognized the deferred rent obligations under our TA leases as rental income on a straight line basis over the then in-place lease terms. Beginning in January 2019, our recognition of the amended deferred rent obligations are recorded on a straight line basis over the new lease terms of our TA leases.
In addition to the payment of annual minimum rent, our TA Nos. 1, 2, 3 and 4 leases provide for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2015 non-fuel revenues, and, beginning with the year ending December 31, 2020, an additional half percent (0.5%) of non-fuel revenues above 2019 non-fuel revenues) and our TA No. 5 lease provides for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2012 non-fuel revenues, and, beginning with the year ending December 31, 2020, an additional 0.5% of non-fuel revenues above 2019 non-fuel revenues). The total amount of percentage rent from TA that we recognized was $4,075, $3,548 and $2,106 during the years ended December 31, 2019, 2018 and 2017, respectively.
Under our TA leases, TA may request that we fund capital improvements in return for increases in TA’s annual minimum rent according to the following formula: the annual minimum rent is increased by an amount equal to the amount funded by us multiplied by the greater of (1) 8.5% or (2) a benchmark U.S. Treasury interest rate plus 3.5%. TA is not obligated to request and we are not obligated to fund any such improvements. We funded $56,346 and $84,632 during the years ended December 31, 2018 and 2017, respectively, for capital improvements to our travel center properties and, as a result, TA’s annual minimum rent payable to us increased by $4,789 and $7,194, respectively. We did not fund any improvements under these leases during 2019.
See Notes 4 and 9 for further information regarding our relationship with TA.
Other net lease agreements
We recognized rental income from the net lease properties we acquired under the SMTA Transaction of $46,861 during the year ended December 31, 2019, which includes $2,160 of adjustments to record scheduled rent changes under certain of our leases on a straight line basis.
Additional lease information (as lessor). As of December 31, 2019, our leases with parties other than our TRSs provide for contractual minimum rents to be paid to us during the remaining current terms as follows:

2019	$406,518
2020	402,000
2021	390,585
2022	372,440
2023	364,541
Thereafter	2,718,281
Total	$4,654,365

Additional lease information (as lessee). As of December 31, 2019, 14 of our hotels were subject to ground leases where we are the lessee. In addition, our hotel operators enter various leases on our behalf in the normal course of business at our hotels, or our hotel operating leases. We calculated right of use assets and lease liabilities as the present value of the remaining lease payment obligations for our operating leases, which include the ground leases and hotel operating leases, over the remaining lease term using our estimated incremental borrowing rate. The right of use assets and related lease liabilities are included within other assets, net and accounts payable and other liabilities, respectively, in our consolidated balance sheets.
At December 31, 2019, our right of use assets and related lease liabilities totaled $75,040 and $75,040, respectively, which represented our future obligations under our operating leases and are included in other assets and other liabilities, respectively, in our consolidated balance sheets. Our operating leases require minimum fixed rent payments, percentage rent payments based on a percentage of hotel revenues in excess of certain thresholds, or rent payments equal to the greater of a minimum fixed rent or percentage rent. Rental expense related to our operating leases of $13,892 for year ended December 31, 2019, is included in hotel operating expenses within our consolidated statements of comprehensive income. As of December 31, 2019, our operating leases provide for contractual minimum rent payments to third parties during the remaining lease terms, as follows:

2020	$7,052
2021	6,424
2022	5,877
2023	5,761
2024	5,762
Thereafter	150,826
Total lease payments	181,702
Less: imputed interest	(106,662)
Present value of lease liabilities (1)	$75,040

(1)
The weighted average discount rate used to calculate the lease liability and the weighted average remaining term for our ground leases (assuming all extension options) and our hotel operating leases are approximately 5.50% and 31 years (range of 12 years to 68 years) and 5.53% and 31 years (range of 1 month to 54 years), respectively.

As of December 31, 2019, 17 of our net lease properties are on land we leased partially or entirely from unrelated third parties. We are not required to record right of use assets and lease liabilities for these properties as we are not the primary obligor under the leases. The average remaining term of these 17 ground leases was 12 years (range of two to 31 years) with rents averaging $508 per year.
Generally, payments of ground lease obligations are made by our managers or tenants. However, if a manager or tenant did not perform obligations under a ground lease or did not renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property.
Note 6. Indebtedness
Our principal debt obligations at December 31, 2019 were: (1) $377,000 of outstanding borrowings under our $1,000,000 unsecured revolving credit facility; (2) our $400,000 unsecured term loan; and (3) $5,350,000 aggregate outstanding principal amount of senior unsecured notes. Our revolving credit facility and our term loan are governed by a credit agreement with a syndicate of institutional lenders.
Our $1,000,000 revolving credit facility is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is July 15, 2022, and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to extend the maturity date of the facility for two additional six-month periods. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. We are required to pay interest at the rate of LIBOR plus a premium, which was 120 basis points per annum as of December 31, 2019, on the amount outstanding under our revolving credit facility. We also have to pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum as of December 31, 2019. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings.

As of December 31, 2019 and 2018, the annual interest rate payable on borrowings under our revolving credit facility was 2.80% and 3.14%, respectively. The weighted average annual interest rate for borrowings under our revolving credit facility was 3.21%, 3.06% and 2.24% for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had $377,000 outstanding and $623,000 available under our revolving credit facility. As of February 27, 2020, we had $437,000 outstanding and $563,000 available to borrow under our revolving credit facility.
Our $400,000 term loan, which matures on July 15, 2023, is prepayable without penalty at any time. We are required to pay interest on the amount outstanding under our term loan at the rate of LIBOR plus a premium, which was 135 basis points per annum at December 31, 2019. The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of December 31, 2019 and 2018, the annual interest rate for the amount outstanding under our term loan was 3.04% and 3.45%, respectively. The weighted average annual interest rate for borrowings under our term loan was 3.43%, 3.12% and 2.27% for the years ended December 31, 2019, 2018 and 2017, respectively.
Our credit agreement also includes a feature under which maximum aggregate borrowings may be increased to up to $2,300,000 on a combined basis in certain circumstances. Our credit agreement and our unsecured senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business manager. Our credit agreement and our unsecured senior notes indentures and their supplements also contain covenants, including those that restrict our ability to incur debts or to make distributions under certain circumstances and generally require us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of our credit agreement and our unsecured senior notes indentures and their supplements at December 31, 2019.
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
On September 18, 2019, we issued $825,000 aggregate principal amount of our 4.350% unsecured senior notes due 2024, $450,000 aggregate principal amount of our 4.750% unsecured senior notes due 2026 and $425,000 aggregate principal amount of our 4.950% unsecured senior notes due 2029. The aggregate net proceeds from these offerings were $1,680,461, after underwriting discounts and other offering expenses.
In connection with the SMTA Transaction, a syndicate of lenders committed to provide us with a one year unsecured term loan facility, under which we would be able to borrow up to 2,000,000. We terminated these commitments in September 2019 and recorded a loss on early extinguishment of debt of $8,451 during the year ended December 31, 2019 to write off unamortized issuance costs. See Note 4 for further information about the SMTA Transaction.
All of our senior notes are prepayable at any time prior to their maturity date at par plus accrued interest plus a premium equal to a make whole amount, as defined, generally designed to preserve a stated yield to the noteholder. Interest on all of our senior notes is payable semi-annually in arrears.
None of our debt obligations require sinking fund payments prior to their maturity dates.

The required principal payments due during the next five years and thereafter under all our outstanding debt at December 31, 2019 are as follows:

2020	$—
2021	400,000
2022	877,000
2023	900,000
2024	1,175,000
Thereafter	2,775,000
$6,127,000

Note 7. Shareholders' Equity
Common Share Awards
We have common shares available for issuance under the terms of our 2012 Equity Compensation Plan, or our Share Award Plan. During the years ended December 31, 2019, 2018 and 2017, we granted 140,100 of our common shares with an aggregate market value of $3,507, 97,000 of our common shares with an aggregate market value of $2,810 and 85,000 of our common shares with an aggregate market value of $2,387, respectively, to our officers and certain other employees of our manager, RMR LLC, pursuant to the Share Award Plan. The value of the share grants was based upon the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on the date of the grant. See Note 9 for a further discussion of the grants we made to our officers and certain other employees of RMR LLC. On April 12, 2018, we granted 3,000 of our common shares with an aggregate market value of $75 to one of our Managing Trustees who was elected as a Managing Trustee that day. In addition, we granted each of our then Trustees 3,000 of our common shares in each of 2019 and 2018 and 2017 with an aggregate market value of $370 ($74 per trustee), $427 ($85 per trustee) and $452 ($90 per trustee), respectively, as part of their annual compensation. The values of the share grants were based upon the closing price of our common shares on Nasdaq on the dates of the grants. The shares granted to our Trustees vest immediately. The shares granted to our officers and certain other employees of RMR LLC vest in five equal annual installments beginning on the date of grant. Share grants are expensed ratably over the vesting period and the value of such share grants are included in general and administrative expense in our consolidated statements of comprehensive income.
A summary of shares granted, vested, forfeited and unvested under the terms of the Share Award Plan for the years ended December 31, 2019, 2018 and 2017 is as follows:

	2019		2018		2017
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares, beginning of year	164,000	$28.39	146,605	$27.93	148,535	$29.40
Shares granted	155,100	25.00	115,000	28.80	100,000	28.39
Shares vested	(122,010)	25.09	(96,375)	28.73	(101,930)	28.52
Shares forfeited	(2,550)	27.49	(1,230)	—	—	—
Unvested shares, end of year	194,540	$26.59	164,000	$28.39	146,605	$27.93

The 194,540 unvested shares as of December 31, 2019 are scheduled to vest as follows: 67,290 shares in 2020, 55,930 shares in 2021, 43,600 shares in 2022 and 27,720 shares in 2023. As of December 31, 2019, the estimated future compensation expense for the unvested shares was $4,652. The weighted average period over which the compensation expense will be recorded is approximately 23 months. During the years ended December 31, 2019, 2018 and 2017, we recorded $2,849, $3,187 and $2,759, respectively, of compensation expense related to the Share Award Plan.
At December 31, 2019, 2,290,692 of our common shares remain reserved for issuance under our current Share Award Plan.

Stock Repurchases
During 2019, we purchased an aggregate of 31,225 of our common shares valued at a weighted average price per common share of $25.61, based on the closing price of our common shares on Nasdaq, on the date of repurchase, from certain of our officers and certain current or former employees of RMR LLC, in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
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
Distributions
During the years ended December 31, 2019, 2018 and 2017, we paid distributions on our common shares as follows:

	Annual Per Share Distribution	Total Distribution	Characterization of Distribution
Year			Ordinary Income	Capital Gain	Return of Capital	Qualified Dividend
2019	$2.15	$353,620	44.50%	37.93%	17.57%	0.50%
2018	$2.11	$346,832	100.00%	—	—	—
2017	$2.07	$340,084	94.69%	—	4.39%	0.92%

On January 16, 2020, we declared a distribution of $0.54 per common share, or $88,864, which we paid on February 20, 2020, to shareholders of record on January 27, 2020.
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
Cumulative Other Comprehensive Income (Loss)
Cumulative other comprehensive income (loss), as of December 31, 2019, represents our share of the comprehensive loss of AIC. See Note 9 for further information regarding this investment.
The following table presents changes in the amounts we recognized in cumulative other comprehensive income (loss) by component for the year ended December 31, 2019:

	Unrealized Gain	Equity in
	(Loss) on Investment	Unrealized Gain
	Securities, net	(Loss) of Investees	Total
Balance at December 31, 2017	$78,715	$643	$79,358
Amounts reclassified from cumulative other comprehensive income to retained earnings	(78,715)	(841)	(79,556)
Current year other comprehensive income	—	(68)	(68)
Balance at December 31, 2018	—	(266)	(266)
Current year other comprehensive loss	—	91	91
Amounts reclassified from cumulative other comprehensive income to net income	—	175	175
Balance at December 31, 2019	$—	$—	$—

Note 8. Business and Property Management Agreements with RMR LLC
We have no employees. The personnel and various services we require to operate our business are provided to us by RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally, and (2) a property management agreement, which currently relates to our property level operations of our net lease portfolio, excluding properties leased to TA, and the office building component of one of our hotels. See Note 9 for further information regarding our relationship, agreements and transactions with RMR LLC.
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

◦
The calculation of the incentive management fee (including the determinations of our equity market capitalization, initial share price and the total return per share of our common shareholders) is subject to adjustments if additional common shares are issued, or if we repurchase our common shares during the measurement period.

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

Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $41,607, $39,942 and $40,694 for the years ended December 31, 2019, 2018 and 2017, respectively. The net business management fees we recognized are included in general and administrative expenses in our consolidated statements of comprehensive income for these periods. The net business management fees we recognized for each of the years ended December 31, 2019, 2018 and 2017 reflect a reduction of $3,585 for each of those years for the amortization of the liability we recorded in connection with our prior investment in RMR Inc., as further described in Note 9.
Pursuant to our business management agreement, in January 2019 and 2018, we paid RMR LLC an incentive management fee of $53,635 and $74,753 for the years ended December 31, 2018 and 2017, respectively. We did not incur an incentive management fee payable to RMR LLC for the year ended December 31, 2019. In calculating the incentive management fee payable by us, our total shareholder return per share was adjusted in accordance with the business management agreement to reflect aggregate net increases in the number of our common shares outstanding as a result of certain share issuances and repurchases by us during the three year measurement period. In addition, the calculation of our benchmark return per share was also adjusted for these issuances and repurchases in accordance with the business management agreement.

•
Property Management and Construction Supervision Fees. The property management fees payable to RMR LLC by us for each applicable period are equal to 3.0% of gross collected rents and the construction supervision fees payable to RMR LLC by us for each applicable period are equal to 5.0% of construction costs for our net lease portfolio, excluding properties leased to TA, and the office building component of one of our hotels that are subject to our property management agreement with RMR LLC.

Pursuant to our property management agreement with RMR LLC, we recognized aggregate property management and construction supervision fees of $1,399, $64 and $45 for the years ended December 31, 2019, 2018 and 2017, respectively. These amounts are included in hotel operating expenses in our consolidated statements of comprehensive income.

•
Expense Reimbursement. We are generally responsible for all of our operating expenses, including certain expenses incurred by RMR LLC on our behalf. We are generally not responsible for payment of RMR LLC’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC employees assigned to work exclusively or partly at our net lease properties (excluding properties leased to TA), and the office building component of one of our hotels, our share of the wages, benefits and other related costs of RMR LLC’s centralized accounting personnel, our share of RMR LLC’s costs for providing our internal audit function, and as otherwise agreed. Our Audit Committee appoints our Director of Internal Audit and our Compensation Committee approves the costs of our internal audit function. Our property level operating expenses are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. We reimbursed RMR LLC $620, $399 and $482 for these expenses and costs for the years ended December 31, 2019, 2018 and 2017, respectively. We included these amounts in other operating expenses and selling, general and administrative expense, as applicable, for these periods.

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

Note 9. Related Person Transactions
We have relationships and historical and continuing transactions with TA, Sonesta, RMR LLC, RMR Inc. and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR Inc. is the managing member of RMR LLC. One of our Managing Trustees, Adam D. Portnoy, as the sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. and is a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. John G. Murray, our other Managing Trustee and our President and Chief Executive Officer, and each of our other officers is also an officer and employee of RMR LLC, including Ethan S. Bornstein, the brother-in-law of Adam Portnoy, Brian E. Donley, our Chief Financial Officer and Treasurer, and Todd Hargreaves, our Vice President. Certain of TA’s and Sonesta’s executive officers are officers and employees of RMR LLC. Some of our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR LLC or its subsidiaries provide management services. Adam Portnoy serves as the chair of the boards of trustees or boards of directors of several of these public companies and as a managing director or managing trustee of these companies and other officers of RMR LLC serve as managing trustees or managing directors of certain of these companies. In addition, officers of RMR LLC and RMR Inc. serve as our officers and officers of other companies to which RMR LLC or its subsidiaries provide management services.
Our Manager, RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally, and (2) a property management agreement, which relates to our property level operations of certain net lease properties and the office building component of one of our hotels. See Note 8 for further information regarding our management agreements with RMR LLC.

Lease With RMR LLC. We lease office space to RMR LLC in the office building component of one of our hotels. We recognized rental income from RMR LLC for leased office space of $35 for each of the years ended December 31, 2019, 2018 and 2017. Our office space lease with RMR LLC is terminable by RMR LLC if our management agreements with RMR LLC are terminated.
Share Awards to RMR LLC Employees. As described in Note 7, we award shares to our officers and other employees of RMR LLC annually. Generally, one fifth of these awards vest on the grant date and one fifth vests on each of the next four anniversaries of the grant dates. In certain instances, we may accelerate the vesting of an award, such as in connection with the award holder’s retirement as an officer of us or an officer or employee of RMR LLC. These awards to RMR LLC employees are in addition to the share awards to our Managing Trustees, as Trustee compensation, and the fees we paid to RMR LLC. See Note 7 for information regarding our share awards and activity as well as certain share purchases we made in connection with share award recipients satisfying tax withholding obligation on vesting share awards.
RMR Inc. We initially acquired 2,503,777 shares of class A common stock of RMR Inc. on June 5, 2015 for cash and share consideration of $55,922. We concluded, for accounting purposes, that the consideration we paid for our investment in these shares represented a discount to the fair value of these shares and we recorded a liability for the amount by which the estimated fair value of these shares exceeded the price we paid for these shares. This liability is included in accounts payable and other liabilities in our consolidated balance sheets and is being amortized on a straight line basis through December 31, 2035 as an allocated reduction to our business management and property management fee expense. We amortized $3,585 of this liability during each of the years ended December 31, 2019, 2018 and 2017. As of December 31, 2019, the remaining unamortized amount of this liability was $57,421. Future amortization of this liability as of December 31, 2019, is estimated to be $3,585 for each of the years 2020 through 2024 and $39,496 thereafter.
On July 1, 2019, we sold all the 2,503,777 shares of class A common stock of RMR Inc. we owned in an underwritten public offering at a price to the public of $40.00 per share pursuant to an underwriting agreement among us, RMR Inc., certain other REITs managed by RMR LLC that also sold their class A common stock of RMR Inc. in the offering, and the underwriters named therein. We received net proceeds of $93,568 from this sale, after deducting the underwriting discounts and commissions and before other offering expenses.
TA. TA was our 100% owned subsidiary until we distributed its common shares to our shareholders in 2007. TA is our largest tenant and property operator, leasing 27% of our gross carrying value of real estate properties as of December 31, 2019. We are TA’s largest shareholder; as of December 31, 2019, we owned 684,000 common shares, representing approximately 8.2% of TA’s outstanding common shares. One of our Managing Trustees, Adam Portnoy, is a managing director of TA. TA’s chief executive officer, president and chief operating officer, executive vice president, chief financial officer and treasurer and executive vice president and general counsel are also officers and employees of RMR LLC, and TA’s two most recent former chief executive officers were also officers of RMR LLC until they resigned those positions in 2017 and 2019, respectively. RMR LLC provides management services to both us and TA. As of December 31, 2019, RMR LLC owned 298,538 common shares, representing approximately 3.6% of TA’s outstanding common shares.
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
See Notes 4 and 5 for further information regarding our relationships, agreements and transactions with TA.

Sonesta. Sonesta is a private company majority owned by Adam Portnoy, who also serves as Sonesta’s director. One of Sonesta’s other directors is our other Managing Trustee, President and Chief Executive Officer and Sonesta’s other director serves as RMR Inc.’s executive vice president, general counsel and secretary and as our Secretary. Sonesta’s chief executive officer and chief financial officer are officers of RMR LLC. Certain other officers and employees of Sonesta are former employees of RMR LLC. RMR LLC also provides certain services to Sonesta. As of December 31, 2019, Sonesta managed 53 of our hotels pursuant to our Sonesta agreement. See Notes 4 and 5 for further information regarding our relationships, agreements and transactions with Sonesta including our recent restructuring of our business arrangements with Sonesta.
AIC. We, ABP Trust, TA and four other companies to which RMR LLC provides management services currently own AIC, an Indiana insurance company, in equal amounts. Certain of our Trustees and certain directors or trustees of the other AIC shareholders currently serve on the board of directors of AIC.
We and the other AIC shareholders historically participated in a combined property insurance program arranged and insured or reinsured in part by AIC. The policies under that program expired on June 30, 2019, and we and the other AIC shareholders elected not to renew the AIC property insurance program; we have instead purchased standalone property insurance coverage with unrelated third party insurance providers. We paid aggregate annual premiums, including taxes and fees, of $5,738, $6,387 and $4,004 in connection with this insurance program for the policy years ending June 30, 2019, 2018, and 2017 respectively.
On February 13, 2020, AIC was dissolved and in connection with its dissolution, we and each other AIC shareholder received an initial liquidating distribution of $9,000 from AIC in December 2019.
As of December 31, 2019, 2018 and 2017, our investment in AIC had a carrying value of $298, $8,639 and $8,192, respectively. These amounts are included in other assets in our consolidated balance sheets. We recognized income of $393, $515 and $607 related to our investment in AIC for the years ended December 31, 2019, 2018 and 2017, respectively. These amounts are presented as equity in earnings of an investee in our consolidated statements of comprehensive income. Our other comprehensive income (loss) includes our proportionate part of unrealized gains (losses) on securities which are owned and held for sale by AIC of $(175), $(68) and $460 related to our investment in AIC for the years ended December 31, 2019, 2018 and 2017, respectively.
RMR LLC historically provided management and administrative services to AIC for a fee equal to 3.0% of the total premiums paid for insurance arranged by AIC. As a result of the property insurance program having been discontinued, AIC has not incurred fees payable to RMR LLC since that time.
Directors’ and Officers’ Liability Insurance. We, RMR Inc., RMR LLC and certain other companies to which RMR LLC or its subsidiaries provide management services, including TA, participate in a combined directors’ and officers’ liability insurance policy. The current combined policy expires in September 2020. We paid aggregate premiums of $201, $247 and $253 in 2019, 2018 and 2017, respectively, for these policies.
Note 10. Income Taxes
Our provision (benefit) for income taxes consists of the following:

	For the Year Ended December 31,
	2019	2018	2017
Current:
Federal (1)	$—	$—	$(5,431)
State	2,327	1,575	1,713
Foreign	593	667	670
	2,920	2,242	(3,048)
Deferred:
Foreign	(127)	(1,047)	(236)
	(127)	(1,047)	(236)
	$2,793	$1,195	$(3,284)

(1)	We realized a $5,431 tax benefit in 2017 related to the enactment of the Tax Cuts and Jobs Act, or the Tax Act.

A reconciliation of our effective tax rate and the current U.S. Federal statutory income tax rate is as follows:

	For the Year Ended December 31,
	2019	2018	2017
Taxes at statutory U.S. federal income tax rate	21.0%	21.0%	35.0%
Nontaxable income of SVC	(21.0)%	(21.0)%	(35.0)%
Minimum tax credit refund	0.0%	0.0%	(2.6)%
State and local income taxes, net of federal tax benefit	0.7%	0.8%	0.8%
Foreign taxes	0.1%	(0.2)%	0.2%
Tax Act adjustment	0.0%	0.0%	21.8%
Change in valuation allowance	0.0%	0.0%	(21.8)%
Other differences, net	0.0%	0.0%	0.0%
Effective tax rate	0.8%	0.6%	(1.6)%

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

	As of December 31,
	2019	2018
Deferred tax assets:
Tax credits	$—	$—
Tax loss carryforwards	44,285	62,436
Other	3,612	2,829
	47,897	65,265
Valuation allowance	(47,897)	(65,265)
	—	—
Deferred tax liabilities:
Property basis difference	(6,996)	(7,174)
Net deferred tax liabilities	$(6,996)	$(7,174)

Net deferred tax liabilities are included in accounts payable and other liabilities in the accompanying consolidated balance sheets.
At December 31, 2019 and 2018, our consolidated TRS had a net deferred tax asset, prior to any valuation allowance, of $42,434 and $59,892 respectively, which consists primarily of the tax benefit of net operating loss carryforwards and tax credits. Because of the uncertainty surrounding our ability to realize the future benefit of these assets, we have provided a 100% valuation allowance as of December 31, 2019 and 2018. As of December 31, 2019, our consolidated TRS had net operating loss carryforwards for federal income tax purposes of approximately $167,780 which begin to expire in 2023 if unused.
Note 11. Concentration
Geographic Concentration
At December 31, 2019, our 1,145 properties were located in 47 states in the United States, plus Washington, DC, Ontario, Canada and Puerto Rico. Between 6% and 10% of our properties, by investment, were located in each of California, Texas, Georgia and Illinois. Our two hotels in Ontario, Canada and our hotel in Puerto Rico represent 2% of our hotels, by investment, in the aggregate at December 31, 2019.

Credit Concentration
All of our managers and tenants are subsidiaries of other companies. The percentage of our annual minimum returns and rents, for each management or lease agreement is shown below, as of December 31, 2019.

Agreement Reference Name	Number of Properties	Annual Minimum Returns/Rents	% of Total	Investment(1)	% of Total
IHG (2)	103	$216,239	21.6%	$2,377,821	19.4%
Marriott (No. 1)	53	71,872	7.2%	723,663	5.9%
Marriott (No. 234)	68	110,384	11.1%	1,046,094	8.5%
Marriott (No. 5)	1	10,518	1.1%	90,079	0.7%
Subtotal Marriott	122	192,774	19.3%	1,859,836	15.1%
Sonesta	53	146,800	14.7%	1,963,497	16.0%
Hyatt	22	22,037	2.2%	301,942	2.5%
Radisson	9	20,442	2.0%	289,139	2.4%
Wyndham (3)	20	18,866	1.9%	217,764	1.8%
Subtotal Hotels	329	617,158	61.7%	7,009,999	57.2%
TravelCenters of America Inc. (4)	179	246,088	24.6%	3,302,815	26.9%
Other Net Leases (5)	637	135,591	13.7%	1,973,324	15.9%
Subtotal Net Lease	816	381,679	38.3%	5,276,139	42.8%
Total	1,145	$998,837	100.0%	$12,286,138	100.0%

(1)
Hotel investments represent historical cost of our properties plus capital improvements funded by us less impairment writedowns, if any, and excludes capital improvements made from FF&E reserves funded from hotel operations which do not result in increases to minimum returns or rents. Net lease investments represents historical cost of our properties plus capital improvements funded by us less impairment write-downs, if any.

(2)	The annual minimum return/minimum rent amount presented includes $7,908 of rent related to our lease with IHG for one hotel in Puerto Rico.

(3)	The annual minimum return/minimum rent amount presented includes $1,537 of rent related to our lease with Destinations for 48 vacation units in one hotel.

(4)	The annual minimum rent amount for our TA No. 4 lease includes approximately $2,175 of ground rent paid by TA for a property we lease and sublease to TA.

(5)	Represents 193 individual tenants. No other tenant represents more than 1% of our annual minimum returns or rents.
Minimum return and minimum rent payments due to us under some of these hotel management agreements and leases are supported by guarantees. As of January 1, 2020 the guaranty provided by Marriott with respect to the 122 hotels managed by Marriott under our Marriott Agreement is limited to $30,000 and expires on December 31, 2026. The guaranty provided by Hyatt with respect to the 22 hotels managed by Hyatt is limited to $50,000 ($19,655  remaining at December 31, 2019). The guaranty provided by Radisson with respect to the nine hotels managed by Radisson is limited to $47,523 ( $41,216 remaining at December 31, 2019). These guarantees may be replenished by future cash flows from the hotels in excess of our minimum returns. The guaranty provided by Destinations is unlimited.
Security deposits support minimum return and minimum rent payments that may be due to us under some of our management agreements and leases. As of December 31, 2019, we hold security deposits for our 103 hotels managed or leased by IHG ($75,717) and for the 122 hotels included in our Marriott Agreement ($33,445). These deposits may be replenished further in the future from available cash flows.

Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $96,744, $50,203 and $31,477 less than the minimum returns due to us for the years ended December 31, 2019, 2018, and 2017, respectively. When managers of these hotels are required to fund the shortfalls under the terms of our management agreements or their guarantees, we reflect such fundings (including security deposit applications) in our consolidated statements of comprehensive income as a reduction of hotel operating expenses. The reduction to hotel operating expenses was $29,897, $5,569 and $4,673 in the years ended December 31, 2019, 2018 and 2017, respectively. When we reduce the amounts of the security deposits we hold for any of our operating agreements for payment deficiencies, it does not result in additional cash flows to us of the deficiency amounts, but reduces the refunds due to the respective tenants or managers who have provided us with these deposits upon expiration of the respective operating agreement. The security deposits are non-interest bearing and are not held in escrow. We had shortfalls at certain of our managed hotel portfolios not funded by the managers of these hotels under the terms of our management agreements of $69,929 and $44,634 during the years ended December 31, 2019 and 2018, respectively, which represents the unguaranteed portion of our minimum returns from our Sonesta and Wyndham agreements and shortfalls of $26,804 during the year ended December 31, 2017, which represents the unguaranteed portion of our minimum returns from our Sonesta agreement.
Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $10,702, $35,464 and $68,338 more than the minimum returns due to us during the years ended December 31, 2019, 2018 and 2017, respectively. Certain of our guarantees and our security deposits may be replenished by a share of future cash flows from the applicable hotel operations in excess of the minimum returns due to us pursuant to the terms of the respective agreements. When our guarantees and security deposits are replenished by cash flows from hotel operations, we reflect such replenishments in our consolidated statements of comprehensive income as an increase to hotel operating expenses. We had $734, $10,743 and $25,419 of guaranty and security deposit replenishments during the years ended December 31, 2019, 2018 and 2017, respectively.
Note 12. Selected Quarterly Financial Data (Unaudited)

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$524,908	$610,562	$599,772	$580,906
Net income (loss)	225,787	8,782	40,074	(14,893)
Net income (loss) per share (basic and diluted)(1)	1.37	0.05	0.24	(0.09)
Distributions per common share(2)	0.53	0.54	0.54	0.54

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$528,633	$611,951	$603,153	$550,799
Net income (loss)	80,206	97,289	117,099	(108,860)
Net income (loss) per share (basic and diluted)(1)	0.49	0.59	0.71	(0.66)
Distributions per common share(2)	0.52	0.53	0.53	0.53

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

	For the Year Ended December 31, 2019
	Hotels	Net Lease	Corporate	Consolidated
Hotel operating revenues	$1,989,173	$—	$—	$1,989,173
Rental income	20,985	301,251	—	322,236
FF&E reserve income	4,739	—	—	4,739
Total revenues	2,014,897	301,251	—	2,316,148

Hotel operating expenses	1,410,927	—	—	1,410,927
Other operating expenses	—	8,357	—	8,357
Depreciation and amortization	268,088	160,360	—	428,448
General and administrative	—	—	54,639	54,639
Acquisition and other transaction related costs	—	—	1,795	1,795
Loss on asset impairment	28,371	10,925	—	39,296
Total expenses	1,707,386	179,642	56,434	1,943,462

Gain on sale of real estate	—	159,535	—	159,535
Dividend income	—	—	1,752	1,752
Unrealized losses on equity securities	—	—	(40,461)	(40,461)
Interest income	795	—	1,420	2,215
Interest expense	—	—	(225,126)	(225,126)
Loss on early extinguishment of debt	—	—	(8,451)	(8,451)
Income (loss) before income taxes and equity in earnings of an investee	308,306	281,144	(327,300)	262,150
Income tax expense	—	—	(2,793)	(2,793)
Equity in earnings of an investee	—	—	393	393
Net income (loss)	$308,306	$281,144	$(329,700)	$259,750

	As of December 31, 2019
	Hotels	Net Lease	Corporate	Consolidated
Total assets	$4,866,549	$4,042,831	$124,587	$9,033,967

	For the Year Ended December 31, 2018
	Hotels	Net Lease	Corporate	Consolidated
Hotel operating revenues	$1,958,598	$—	$—	$1,958,598
Rental income	28,644	302,162	—	330,806
FF&E reserve income	5,132	—	—	5,132
Total revenues	1,992,374	302,162	—	2,294,536

Hotel operating expenses	1,387,065	—	—	1,387,065
Other operating expenses	—	5,290	—	5,290
Depreciation and amortization	255,759	147,318	—	403,077
General and administrative	—	—	104,862	104,862
Acquisition and other transaction related costs	—	—	—	—
Loss on asset impairment	—	—	—	—
Total expenses	1,642,824	152,608	104,862	1,900,294

Dividend income	—	—	2,754	2,754
Unrealized losses on equity securities	—	—	(16,737)	(16,737)
Interest income	990	—	538	1,528
Interest expense	—	—	(195,213)	(195,213)
Loss on early extinguishment of debt	—	—	(160)	(160)
Income (loss) before income taxes and equity in earnings of an investee	350,540	149,554	(313,680)	186,414
Income tax expense	—	—	(1,195)	(1,195)
Equity in earnings of an investee	—	—	515	515
Net income (loss)	$350,540	$149,554	$(314,360)	$185,734

	As of December 31, 2018
	Hotels	Net Lease	Corporate	Consolidated
Total assets	$4,586,709	$2,398,118	$192,252	$7,177,079

	For the Year Ended December 31, 2017
	Hotels	Net Lease	Corporate	Consolidated
Hotel operating revenues	$1,840,829	$—	$—	$1,840,829
Rental income	33,162	293,274	—	326,436
FF&E reserve income	4,670	—	—	4,670
Total revenues	1,878,661	293,274	—	2,171,935

Hotel operating expenses	1,274,642	—	—	1,274,642
Other operating expenses	—	4,905	—	4,905
Depreciation and amortization	242,829	143,830	—	386,659
General and administrative	—	—	125,402	125,402
Total expenses	1,517,471	148,735	125,402	1,791,608

Gain on sale of real estate	—	—	9,348	9,348
Dividend income	—	—	2,504	2,504
Interest income	401	—	397	798
Interest expense	—	—	(181,579)	(181,579)
Loss on early extinguishment of debt	—	—	(146)	(146)
Income (loss) before income taxes and equity in earnings of an investee	361,591	144,539	(294,878)	211,252
Income tax benefit	—	—	3,284	3,284
Equity in earnings of an investee	—	—	607	607
Net income (loss)	$361,591	$144,539	$(290,987)	$215,143

	As of December 31, 2017
	Hotels	Net Lease	Corporate	Consolidated
Total assets	$4,477,512	$2,476,073	$196,800	$7,150,385

Note 14. Fair Value of Assets and Liabilities
The table below presents certain of our assets carried at fair value at December 31, 2019, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

		Fair Value at Reporting Date Using
Description	Carrying Value at December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Fair Value Measurement Assets:
Investment in TA(1)	$11,731	$11,731	$—	$—
Non-recurring Fair Value Measurement Assets
Assets of properties held for sale (2)	87,493	—	—	90,122
Assets of properties held and used (3)	38,000	—	—	38,000

(1)
Our 684,000 common shares of TA, which are included in other assets in our consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs). Our historical cost basis for these shares is $17,407 as of December 31, 2019. During the year ended December 31, 2019, we recorded unrealized losses of $1,129 to adjust the carrying value of our investment in TA shares to their fair value as of December 31, 2019.

(2)
As of December 31, 2019, we owned 19 net lease properties located in 12 states classified as held for sale of $87,493. These properties are recorded at their estimated fair value less costs to sell based on information derived from third party appraisals (Level 3 inputs as defined in the fair value hierarchy under GAAP). We recorded a $10,925 loss on asset impairment in 2019 to reduce the carrying value of these properties to their estimated fair value less costs to sell.

(3)	We recorded a $28,371 loss on asset impairment in 2019 to reduce the carrying value of two hotels to their estimated fair value of $38,000 based on discounted cash flow analyses (Level 3 inputs).
In addition to the investment securities included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, revolving credit facility, term loan, senior notes and security deposits. At December 31, 2019 and December 31, 2018, the fair values of these additional financial instruments approximated their carrying values in our consolidated balance sheets due to their short term nature or floating interest rates, except as follows:

	December 31, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount (1)	Value	Amount (1)	Value
Senior Unsecured Notes, due 2021 at 4.25%	$398,379	$406,838	$396,938	$404,582
Senior Unsecured Notes, due 2022 at 5.00%	496,821	526,500	495,609	510,658
Senior Unsecured Notes, due 2023 at 4.50%	499,432	520,478	499,268	503,295
Senior Unsecured Notes, due 2024 at 4.65%	348,295	364,277	347,890	349,741
Senior Unsecured Notes, due 2024 at 4.35%	818,075	848,847	—	—
Senior Unsecured Notes, due 2025 at 4.50%	346,431	361,783	345,743	341,114
Senior Unsecured Notes, due 2026 at 5.25%	343,083	369,185	341,955	354,060
Senior Unsecured Notes, due 2026 at 4.75%	445,905	464,315	—	—
Senior Unsecured Notes, due 2027 at 4.95%	394,649	414,012	393,893	391,660
Senior Unsecured Notes, due 2028 at 3.95%	390,759	393,940	389,610	361,232
Senior Unsecured Notes, due 2029 at 4.95%	417,307	434,248	—	—
Senior Unsecured Notes, due 2030 at 4.375%	388,522	394,788	387,389	367,110
Total financial liabilities	$5,287,658	$5,499,211	$3,598,295	$3,583,452

(1)	Carrying value includes unamortized discounts and premiums and certain issuance costs.
At December 31, 2019 and 2018, we estimated the fair values of our senior notes using an average of the bid and ask price of our then outstanding issuances of senior notes (Level 2 inputs).

Service Properties Trust
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019
(dollars in millions)

	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount at which Carried at Close of Period
	Land	Building & Improvements	Improvements	Impairment	Cost Basis Adjustment(1)	Land	Building & Improvements	Total(2)
Hotel Properties
71 Courtyards	$125	$643	$257	$(8)	$(10)	$125	$882	$1,007
7 Royal Sonesta	106	518	179	(16)	(9)	106	672	778
35 Residence Inns	68	326	145	(3)	(3)	68	465	533
11 Crowne Plaza	72	374	129	—	—	72	503	575
39 Sonesta ES Suites	80	297	203	(35)	(27)	80	438	518
61 Candlewood Hotels	71	383	77	(14)	(7)	71	439	510
20 Staybridge Suites	53	224	33	—	—	53	257	310
7 Sonesta Hotels & Resorts	65	198	113	(15)	(5)	65	291	356
5 Kimpton Hotels	98	347	11	—	—	98	358	456
4 Wyndham	12	90	42	(66)	(8)	9	61	70
22 Hyatt Place	24	185	16	—	—	24	201	225
3 InterContinental	14	100	128	—	—	14	228	242
6 Radisson	10	165	43	—	—	10	208	218
2 Marriott Full Service	10	69	53	—	—	10	122	132
12 TownePlace Suites	17	78	24	(15)	(18)	17	69	86
3 Holiday Inn	7	33	30	—	—	7	63	70
3 Country Inn and Suites	3	35	4	—	—	3	39	42
16 Hawthorn Suites	14	77	19	(33)	(18)	14	45	59
2 SpringHill Suites	3	15	6	—	—	3	21	24
Net Lease Properties
134 TravelCenters of America	568	939	683	—	(2)	568	1,620	2,188
45 Petro Stopping Centers	260	522	25	—	—	260	547	807
14 AMC Theatres	37	69	1	—	—	37	70	107
14 The Great Escape	19	63	—	—	—	19	63	82
3 Life Time Fitness	17	55	—	—	—	17	55	72
5 Buehler's Fresh Foods	10	49	—	—	—	10	49	59
62 Pizza Hut	16	37	—	—	—	16	37	53
59 Heartland Dental	11	36	—	—	—	11	36	47
10 Norms	22	24	—	—	—	22	24	46
23 Express Oil Change	5	36	—	—	—	5	36	41
6 Regal Cinemas	9	25	—	—	—	9	25	34
3 Flying J Travel Plaza	6	32	—	—	—	6	32	38
4 Courthouse Athletic Club	5	28	—	—	—	5	28	33
1 Mills Fleet Farm	3	27	—	—	—	3	27	30
45 Church's Chicken	7	25	—	—	—	7	25	32
2 Big Al's	3	28	—	—	—	3	28	31
4 B&B Theatres	12	15	—	—	—	12	15	27
6 America's Auto Auction	7	23	—	—	—	7	23	30
21 Burger King	9	22	—	—	—	9	22	31
19 Hardee's	4	24	—	—	—	4	24	28
16 Martin's	7	20	—	—	—	7	20	27
3 Mealey's Furniture	4	27	—	—	—	4	27	31
20 Popeye's Chicken & Biscuits	8	18	—	—	—	8	18	26
19 Arby's	7	19	—	—	—	7	19	26
4 Creme de la Creme	7	18	—	—	—	7	18	25
5 Mister Car Wash	2	19	—	—	—	2	19	21
6 United Supermarkets	4	17	—	—	—	4	17	21
6 Golden Corral	6	16	—	—	—	6	16	22
2 Gold's Gym	3	17	—	—	—	3	17	20
28 Uncle Ed's Oil Shoppe	6	12	—	—	—	6	12	18

	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount at which Carried at Close of Period
	Land	Building & Improvements	Improvements	Impairment	Cost Basis Adjustment(1)	Land	Building & Improvements	Total(2)
1 CarMax	5	13	—	—	—	5	13	18
1 Dave & Buster's	3	11	—	—	—	3	11	14
5 Pike Nursery	8	6	—	—	—	8	6	14
6 Rite Aid	4	10	—	—	—	4	10	14
2 HHI-Formtech	3	10	—	—	—	3	10	13
3 Max & Erma's	3	9	—	—	—	3	9	12
4 Bonfire and Axels	2	12	—	—	—	2	12	14
10 Taco Bell	3	10	—	—	—	3	10	13
1 Baptist Emergency Hospital	2	8	—	—	—	2	8	10
5 Fuddruckers	4	6	—	—	—	4	6	10
2 YouFit	3	7	—	—	—	3	7	10
1 Cermak Fresh Market	2	7	—	—	—	2	7	9
5 Lerner and Rowe	1	8	—	—	—	1	8	9
1 Kohl's	2	6	—	—	—	2	6	8
2 Eddie Merlot's	2	8	—	—	—	2	8	10
1 Columbus Preparatory Academy	1	8	—	—	—	1	8	9
1 LA Fitness	1	7	—	—	—	1	7	8
2 Sanford's Grub & Pub	1	10	—	—	—	1	10	11
1 HOM Furniture	1	8	—	—	—	1	8	9
13 Core & Main	4	5	—	—	—	4	5	9
1 Austin's Park n' Pizza	—	8	—	—	—	—	8	8
1 Columbus Arts & Tech Academy	1	6	—	—	—	1	6	7
1 Marcus Theaters	3	5	1	—	—	3	6	9
4 Meineke Car Care Center	3	6	—	—	—	3	6	9
1 Academy Sports + Outdoors	1	6	—	—	—	1	6	7
2 Diagnostic Health	1	6	—	—	—	1	6	7
2 Blue Rhino	3	4	—	—	—	3	4	7
2 Walgreens	1	6	—	—	—	1	6	7
3 Oregano's Pizza Bistro	1	6	—	—	—	1	6	7
5 Brookshire Brothers	1	5	—	—	—	1	5	6
3 Krispy Kreme	2	5	—	—	—	2	5	7
9 Sonic Drive-In	3	4	—	—	—	3	4	7
2 10 Box	2	3	—	—	—	2	3	5
1 RGB Eye Associates	1	4	—	—	—	1	4	5
3 Jack's Family Restaurant	2	4	—	—	—	2	4	6
2 Texas Roadhouse	3	4	—	—	—	3	4	7
2 Flying Star Cafe	1	5	—	—	—	1	5	6
1 Adult & Pediatric Orthopedics	1	4	—	—	—	1	4	5
1 Jack Stack Barbeque	1	5	—	—	—	1	5	6
1 Multi-Tenant	1	4	—	—	—	1	4	5
3 Wendy's	1	5	—	—	—	1	5	6
2 Bricktown Brewery	1	4	—	—	—	1	4	5
2 Bondcote	1	5	—	—	—	1	5	6
1 ConForm Automotive	2	3	—	—	—	2	3	5
1 Planet Fitness	1	4	—	—	—	1	4	5
3 Focus Child Development Center	1	3	—	—	—	1	3	4
7 Hughes Supply	2	4	—	—	—	2	4	6
6 Long John Silver's	2	3	—	—	—	2	3	5
1 Boozman-Hof	2	2	—	—	—	2	2	4
2 Gerber Collision & Glass	1	4	—	—	—	1	4	5
1 Humperdinks	1	4	—	—	—	1	4	5
2 HD Supply White Cap	2	3	—	—	—	2	3	5
2 Famous Dave's	1	3	—	—	—	1	3	4
1 Caldwell Country Chevrolet	—	4	—	—	—	—	4	4
1 Sportsman's Warehouse	1	3	—	—	—	1	3	4

	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount at which Carried at Close of Period
	Land	Building & Improvements	Improvements	Impairment	Cost Basis Adjustment(1)	Land	Building & Improvements	Total(2)
1 Renn Kirby Chevrolet Buick	1	3	—	—	—	1	3	4
1 Ashley Furniture	1	3	—	—	—	1	3	4
1 Metaldyne BSM	—	4	—	—	—	—	4	4
3 Anixter	1	3	—	—	—	1	3	4
2 Primanti Bros.	1	3	—	—	—	1	3	4
1 Rainbow Kids Clinic	1	3	—	—	—	1	3	4
1 Joe's Crab Shack	1	3	—	—	—	1	3	4
1 Applebee's	1	2	—	—	—	1	2	3
1 Tractor Supply	—	3	—	—	—	—	3	3
2 Orscheln Farm and Home	1	2	—	—	—	1	2	3
1 Providence Athletic Club	1	3	—	—	—	1	3	4
17 Vacant	—	3	—	—	—	—	3	3
1 Sunbelt Supply LP	—	3	—	—	—	—	3	3
1 Ojos Locos Sports Cantina	1	2	—	—	—	1	2	3
1 Black Angus Steakhouse	1	2	—	—	—	1	2	3
2 Hooters	1	1	—	—	—	1	1	2
1 Bridgestone Tire	1	1	—	—	—	1	1	2
1 Kerry's Car Care	1	2	—	—	—	1	2	3
1 Buffalo Wild Wings	1	2	—	—	—	1	2	3
2 KFC	—	2	—	—	—	—	2	2
1 What the Buck	—	3	—	—	—	—	3	3
2 Taco Bueno	1	1	—	—	—	1	1	2
1 Slim Chickens	1	2	—	—	—	1	2	3
2 Rick Johnson Auto & Tire	1	2	—	—	—	1	2	3
2 Monterey's Tex Mex	1	2	—	—	—	1	2	3
2 Affordable Care, Inc.	1	1	—	—	—	1	1	2
2 Dollar General	—	2	—	—	—	—	2	2
1 Red Robin Gourmet Burgers	1	1	—	—	—	1	1	2
3 Rally's	1	1	—	—	—	1	1	2
1 Pier1 Imports	1	1	—	—	—	1	1	2
1 SRS Distribution	—	1	—	—	—	—	1	1
1 The Atlanta Center for Foot & Ankle Surgery	—	1	—	—	—	—	1	1
1 Bru Burger Bar	—	1	—	—	—	—	1	1
1 Old Mexico Cantina	—	1	—	—	—	—	1	1
1 Touchstone Imaging	—	1	—	—	—	—	1	1
1 Solea Mexican Grill	1	1	—	—	—	1	1	2
1 Harbor Court	2	7	—	—	—	2	7	9
1 O'Reilly Auto Parts	—	1	—	—	—	—	1	1
1 Aggregate Industries	1	—	—	—	—	1	—	1
1 NAPA Auto Parts	—	1	—	—	—	—	1	1
1 Jack in the Box	—	1	—	—	—	—	1	1
1 Off the Hook Seafood & More	—	—	—	—	—	—	—	—
1 Consolidated Pipe	—	—	—	—	—	—	—	—
1 Family Dollar Stores	—	—	—	—	—	—	—	—

	2,069	6,824	2,222	(205)	(107)	2,066	8,737	10,803
Assets Held for Sale
17 Net lease properties								(87)
Total (1,145 properties)	$2,069	$6,824	$2,222	$(205)	$(107)	$2,066	$8,737	$10,716

(1)	Represents reclassifications between accumulated depreciation and building & improvements made to record certain properties at fair value in accordance with GAAP.

(2)	Excludes $588 of personal property classified in our consolidated balance sheets as furniture, fixtures and equipment.

Service Properties Trust
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2019
(dollars in millions)

	Accumulated Depreciation(1)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Income Statement is Computed
Hotel Properties
71 Courtyards	$(448)	1987 through 2000	1995 through 2003	10 - 40 Years
35 Residence Inns	(227)	1989 through 2002	1996 through 2005	10 - 40 Years
61 Candlewood Hotels	(205)	1996 through 2000	1997 through 2003	10 - 40 Years
20 Staybridge Suites	(113)	1989 through 2009	1996 through 2018	10 - 40 Years
22 Hyatt Place	(105)	1992 through 2000	1997 through 2002	10 - 40 Years
7 Royal Sonesta	(122)	1913 through 1987	2005 through 2017	10 - 40 Years
11 Crowne Plaza	(98)	1971 through 1988	2006 and 2017	10 - 40 Years
39 Sonesta ES Suites	(88)	1984 through 2000	1996 through 2017	10 - 40 Years
3 InterContinental	(76)	1924 through 1989	2006	10 - 40 Years
2 Marriott Full Service	(61)	1972 through 1995	1998 through 2001	10 - 40 Years
5 Radisson	(64)	1987 through 1990	1996 through 2018	10 - 40 Years
4 Wyndham Hotels and Resorts	(9)	1960 through 1988	2006 through 2013	10 - 40 Years
7 Sonesta Hotels and Resorts	(51)	1924 through 1999	2005 through 2018	10 - 40 Years
4 Country Inn and Suites	(17)	1987 through 1997	1996 and 2005	10 - 40 Years
12 TownePlace Suites	(26)	1997 through 2000	1998 through 2001	10 - 40 Years
3 Holiday Inn	(15)	1984 through 2001	2006	10 - 40 Years
16 Hawthorn Suites	(14)	1996 through 2000	1997 through 2006	10 - 40 Years
3 Kimpton Hotels	(20)	1901 through 1927	2016 through 2019	10 - 40 Years
2 SpringHill Suites	(9)	1997 through 2000	2000 through 2001	10 - 40 Years
Net Lease Properties
134 TravelCenters of America	(745)	1962 through 2017	2007 through 2017	10 - 40 Years
45 Petro Stopping Centers	(321)	1975 through 2017	2007 through 2017	10 - 40 Years
14 AMC Theatres	(1)	1993 through 2008	2019	10 - 40 Years
14 The Great Escape	(1)	1986 through 2007	2019	10 - 40 Years
3 Life Time Fitness	(1)	1987 through 2012	2019	10 - 40 Years
5 Buehler's Fresh Foods	(1)	1985 through 2000	2019	10 - 40 Years
62 Pizza Hut	(1)	1972 through 2006	2019	10 - 40 Years
59 Heartland Dental	(1)	1920 through 2005	2019	10 - 40 Years
10 Norms	(1)	1957 through 2014	2019	10 - 40 Years
23 Express Oil Change	(1)	1970 through 2001	2019	10 - 40 Years
6 Regal Cinemas	(1)	2005 through 2010	2019	10 - 40 Years
3 Flying J Travel Plaza	(1)	2001	2019	10 - 40 Years
4 Courthouse Athletic Club	(1)	1997 through 2001	2019	10 - 40 Years
1 Mills Fleet Farm	(1)	1979	2019	10 - 40 Years
45 Church's Chicken	(1)	1968 through 1985	2019	10 - 40 Years
2 Big Al's	(1)	2006 through 2010	2019	10 - 40 Years
4 B&B Theatres	(1)	1998 through 2004	2019	10 - 40 Years
6 America's Auto Auction	(1)	1965 through 2005	2019	10 - 40 Years
21 Burger King	(1)	1977 through 2004	2019	10 - 40 Years
19 Hardee's	—	1969 through 1994	2019	10 - 40 Years
16 Martin's	—	1962 through 2003	2019	10 - 40 Years
3 Mealey's Furniture	—	1987 through 2004	2019	10 - 40 Years

	Accumulated Depreciation(1)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Income Statement is Computed
20 Popeye's Chicken & Biscuits	—	1968 through 2004	2019	10 - 40 Years
19 Arby's	—	1969 through 2005	2019	10 - 40 Years
4 Creme de la Creme	—	1999 through 2008	2019	10 - 40 Years
5 Mister Car Wash	—	1960 through 2002	2019	10 - 40 Years
6 United Supermarkets	—	1979 through 1997	2019	10 - 40 Years
6 Golden Corral	—	1993 through 2000	2019	10 - 40 Years
2 Gold's Gym	—	1983 through 2007	2019	10 - 40 Years
28 Uncle Ed's Oil Shoppe	—	1959 through 1999	2019	10 - 40 Years
1 CarMax	—	2005	2019	10 - 40 Years
1 Dave & Buster's	—	1992	2019	10 - 40 Years
5 Pike Nursery	—	1970 through 1996	2019	10 - 40 Years
6 Rite Aid	—	1901 through 2000	2019	10 - 40 Years
2 HHI-Formtech	—	1952	2019	10 - 40 Years
3 Max & Erma's	—	1990 through 1997	2019	10 - 40 Years
4 Bonfire and Axels	—	1995 through 1996	2019	10 - 40 Years
10 Taco Bell	—	1982 through 2010	2019	10 - 40 Years
1 Baptist Emergency Hospital	—	2013	2019	10 - 40 Years
5 Fuddruckers	—	1994 through 1995	2019	10 - 40 Years
2 YouFit	—	2007 through 2008	2019	10 - 40 Years
1 Cermak Fresh Market	—	1989	2019	10 - 40 Years
5 Lerner and Rowe	—	1973 through 2007	2019	10 - 40 Years
1 Kohl's	—	1986	2019	10 - 40 Years
2 Eddie Merlot's	—	1997 through 2003	2019	10 - 40 Years
1 Columbus Preparatory Academy	—	2004	2019	10 - 40 Years
1 LA Fitness	—	2012	2019	10 - 40 Years
2 Sanford's Grub & Pub	—	1928 through 2003	2019	10 - 40 Years
1 HOM Furniture	—	1003	2019	10 - 40 Years
13 Core & Main	—	1972 through 2001	2019	10 - 40 Years
1 Austin's Park n' Pizza	—	2003	2019	10 - 40 Years
1 Columbus Arts & Tech Academy	—	1980	2019	10 - 40 Years
1 Marcus Theaters	—	1999	2019	10 - 40 Years
4 Meineke Car Care Center	—	1999 through 2000	2019	10 - 40 Years
1 Academy Sports + Outdoors	—	2016	2019	10 - 40 Years
2 Diagnostic Health	—	1985 through 1997	2019	10 - 40 Years
2 Blue Rhino	—	2004	2019	10 - 40 Years
2 Walgreens	—	1999 through 2000	2019	10 - 40 Years
3 Oregano's Pizza Bistro	—	1964 through 2006	2019	10 - 40 Years
5 Brookshire Brothers	—	1990 through 1999	2019	10 - 40 Years
3 Krispy Kreme	—	2000 through 2004	2019	10 - 40 Years
9 Sonic Drive-In	—	1987 through 2010	2019	10 - 40 Years
2 10 Box	—	1994	2019	10 - 40 Years
1 RGB Eye Associates	—	2013	2019	10 - 40 Years
3 Jack's Family Restaurant	—	2008 through 2016	2019	10 - 40 Years
2 Texas Roadhouse	—	2003 through 2005	2019	10 - 40 Years
2 Flying Star Cafe	—	1994 through 1999	2019	10 - 40 Years
1 Adult & Pediatric Orthopedics	—	1991	2019	10 - 40 Years
1 Jack Stack Barbeque	—	1983	2019	10 - 40 Years

	Accumulated Depreciation(1)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Income Statement is Computed
1 Multi-Tenant	—	2001	2019	10 - 40 Years
3 Wendy's	—	1984 through 1989	2019	10 - 40 Years
2 Bricktown Brewery	—	1904 through 1984	2019	10 - 40 Years
2 Bondcote	—	1967 through 1985	2019	10 - 40 Years
1 ConForm Automotive	—	1987	2019	10 - 40 Years
1 Planet Fitness	—	2007	2019	10 - 40 Years
3 Focus Child Development Center	—	1965 through 1998	2019	10 - 40 Years
7 Hughes Supply	—	1993	2019	10 - 40 Years
6 Long John Silver's	—	1972 through 1987	2019	10 - 40 Years
1 Boozman-Hof	—	1988	2019	10 - 40 Years
2 Gerber Collision & Glass	—	2001 through 2002	2019	10 - 40 Years
1 Humperdinks	—	1995	2019	10 - 40 Years
2 HD Supply White Cap	—	1990 through 2001	2019	10 - 40 Years
2 Famous Dave's	—	1997 through 1999	2019	10 - 40 Years
1 Caldwell Country Chevrolet	—	2000	2019	10 - 40 Years
1 Sportsman's Warehouse	—	1983	2019	10 - 40 Years
1 Renn Kirby Chevrolet Buick	—	2005	2019	10 - 40 Years
1 Ashley Furniture	—	1973	2019	10 - 40 Years
1 Metaldyne BSM	—	1960	2019	10 - 40 Years
3 Anixter	—	1984 through 1999	2019	10 - 40 Years
2 Primanti Bros.	—	2014	2019	10 - 40 Years
1 Rainbow Kids Clinic	—	2011	2019	10 - 40 Years
1 Joe's Crab Shack	—	1997	2019	10 - 40 Years
1 Applebee's	—	1996	2019	10 - 40 Years
1 Tractor Supply	—	2007	2019	10 - 40 Years
2 Orscheln Farm and Home	—	1977 through 1986	2019	10 - 40 Years
1 Providence Athletic Club	—	1980	2019	10 - 40 Years
17 Vacant	—	1962 through 2007	2019	10 - 40 Years
1 Sunbelt Supply LP	—	1984	2019	10 - 40 Years
1 Ojos Locos Sports Cantina	—	1993	2019	10 - 40 Years
1 Black Angus Steakhouse	—	1996	2019	10 - 40 Years
2 Hooters	—	1977 through1994	2019	10 - 40 Years
1 Bridgestone Tire	—	1998	2019	10 - 40 Years
1 Kerry's Car Care	—	2015	2019	10 - 40 Years
1 Buffalo Wild Wings	—	2014	2019	10 - 40 Years
2 KFC	—	1977 through 2006	2019	10 - 40 Years
1 What the Buck	—	1958	2019	10 - 40 Years
2 Taco Bueno	—	1991 through 2003	2019	10 - 40 Years
1 Slim Chickens	—	2013	2019	10 - 40 Years
2 Monterey's Tex Mex	—	1979 through 1997	2019	10 - 40 Years
2 Affordable Care, Inc.	—	2008 through 2010	2019	10 - 40 Years
2 Dollar General	—	2012 through 2015	2019	10 - 40 Years
1 Red Robin Gourmet Burgers	—	1995	2019	10 - 40 Years
3 Rally's	—	1990 through 1992	2019	10 - 40 Years
1 Pier1 Imports	—	1996	2019	10 - 40 Years
1 SRS Distribution	—	1975	2019	10 - 40 Years
1 The Atlanta Center for Foot & Ankle Surgery	—	1963	2019	10 - 40 Years

	Accumulated Depreciation(1)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Income Statement is Computed
1 Bru Burger Bar	—	1996	2019	10 - 40 Years
1 Old Mexico Cantina	—	2007	2019	10 - 40 Years
1 Touchstone Imaging	—	1992	2019	10 - 40 Years
1 Solea Mexican Grill	—	1993	2019	10 - 40 Years
1 Harbor Court	—	1986	2019	10 - 40 Years
1 O'Reilly Auto Parts	—	2006	2019	10 - 40 Years
1 Aggregate Industries	—	1930	2019	10 - 40 Years
1 NAPA Auto Parts	—	2001	2019	10 - 40 Years
1 Jack in the Box	—	1992	2019	10 - 40 Years
1 Off the Hook Seafood & More	—	2007	2019	10 - 40 Years
1 Consolidated Pipe	—	1987	2019	10 - 40 Years
1 Family Dollar Stores	—	1988	2019	10 - 40 Years
1 Fazoli's	—	1982	2019	10 - 40 Years

	(2,851)
Assets Held for Sale
17 Net Lease Properties	—
Total (1,145 properties)	$(2,851)

(1)	Excludes accumulated depreciation of $276 related to personal property classified in our consolidated balance sheets as furniture, fixtures and equipment.

SERVICE PROPERTIES TRUST
NOTES TO SCHEDULE III
December 31, 2019
(dollars in thousands)

(A)	The change in total cost of properties for the period from January 1, 2017 to December 31, 2019 is as follows:

	2019	2018	2017
Balance at beginning of year	$8,820,346	$8,778,907	$8,100,844
Additions: acquisitions and capital expenditures	1,983,380	324,227	743,340
Dispositions	—	(62,923)	(71,054)
Reclassification of properties held for sale	(87,493)	(219,865)	5,777
Balance at close of year	$10,716,233	$8,820,346	$8,778,907

(B)	The change in accumulated depreciation for the period from January 1, 2017 to December 31, 2019 is as follows:

	2019	2018	2017
Balance at beginning of year	$2,574,297	$2,409,416	$2,176,537
Additions: depreciation expense	305,441	304,224	278,353
Dispositions	(28,617)	(62,923)	(45,474)
Reclassification of properties held for sale	—	(76,420)	—
Balance at close of year	$2,851,121	$2,574,297	$2,409,416

(C)	The aggregate cost tax basis for federal income tax purposes of our real estate properties was $8,414,576 on December 31, 2019.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Service Properties Trust
By:	/s/ John G. Murray
John G. Murray President and Chief Executive Officer
Dated: February 28, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John G. Murray	Managing Trustee, President and Chief Executive Officer	February 28, 2020
John G. Murray

/s/ Brian E. Donley	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 28, 2020
Brian E. Donley

/s/ Donna D. Fraiche	Independent Trustee	February 28, 2020
Donna D. Fraiche

/s/ John L. Harrington	Independent Trustee	February 28, 2020
John L. Harrington

/s/ William A. Lamkin	Independent Trustee	February 28, 2020
William A. Lamkin

/s/ Adam D. Portnoy	Managing Trustee	February 28, 2020
Adam D. Portnoy