Form 10-Q
period 2020-03-31
Service Properties Trust
filed 2020-05-11
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of May 7, 2020: 164,566,397

SERVICE PROPERTIES TRUST
FORM 10-Q
March 31, 2020

References in this Quarterly Report on Form 10-Q to the Company, SVC, we, us or our include Service Properties Trust and our consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

Part I Financial Information
Item 1. Financial Statements
SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands, except share data)

	March 31,	December 31,
	2020	2019
ASSETS
Real estate properties:
Land	$2,068,645	$2,066,602
Buildings, improvements and equipment	9,376,243	9,318,434
Total real estate properties, gross	11,444,888	11,385,036
Accumulated depreciation	(3,210,219)	(3,120,761)
Total real estate properties, net	8,234,669	8,264,275
Acquired real estate leases and other intangibles	364,397	378,218
Assets held for sale	56,688	87,493
Cash and cash equivalents	55,218	27,633
Restricted cash	44,537	53,626
Due from related persons	65,109	68,653
Other assets, net	176,005	154,069
Total assets	$8,996,623	$9,033,967

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured revolving credit facility	$457,000	$377,000
Unsecured term loan, net	398,038	397,889
Senior unsecured notes, net	5,290,396	5,287,658
Security deposits	47,094	109,403
Accounts payable and other liabilities	402,736	335,696
Due to related persons	17,447	20,443
Dividend payable	1,646	—
Total liabilities	6,614,357	6,528,089

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 164,566,397 and 164,563,034 shares issued and outstanding, respectively	1,646	1,646
Additional paid in capital	4,548,076	4,547,529
Cumulative net income available for common shareholders	3,457,995	3,491,645
Cumulative common distributions	(5,625,451)	(5,534,942)
Total shareholders’ equity	2,382,266	2,505,878
Total liabilities and shareholders’ equity	$8,996,623	$9,033,967
The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands, except share data)

	Three Months Ended March 31,
	2020	2019
Revenues:
Hotel operating revenues	$383,503	$454,863
Rental income	100,072	68,673
FF&E reserve income	201	1,372
Total revenues	483,776	524,908

Expenses:
Hotel operating expenses	271,148	317,685
Other operating expenses	3,759	1,440
Depreciation and amortization	127,926	99,365
General and administrative	14,024	12,235
Loss on asset impairment	16,740	—
Total expenses	433,597	430,725

Gain (loss) on sale of real estate	(6,911)	159,535
Dividend income	—	876
Unrealized gains (losses) on equity securities, net	(5,045)	20,977
Interest income	262	637
Interest expense (including amortization of debt issuance costs and debt discounts and premiums of $3,288 and $2,570 respectively)	(71,075)	(49,766)
Income (loss) before income taxes and equity in earnings (losses) of an investee	(32,590)	226,442
Income tax expense	(342)	(1,059)
Equity in earnings (losses) of an investee	(718)	404
Net income (loss)	(33,650)	225,787

Other comprehensive income (loss):
Equity interest in investee’s unrealized gains (losses)	—	66
Other comprehensive income (loss)	—	66
Comprehensive income (loss)	$(33,650)	$225,853

Weighted average common shares outstanding (basic)	164,370	164,278
Weighted average common shares outstanding (diluted)	164,370	164,322

Net income per common share (basic and diluted)	$(0.20)	$1.37
The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)
(in thousands, except share data)

	Common Shares			Additional Paid in Capital	Cumulative Net Income Available for Common Shareholders	Cumulative Other Comprehensive Income (Loss)
	Number of Shares	Common Shares	Cumulative Common Distributions
							Total

Balance at December 31, 2019	164,563,034	$1,646	$(5,534,942)	$4,547,529	$3,491,645	$—	$2,505,878
Net loss	—	—	—	—	(33,650)	—	(33,650)
Common share grants	6,000	—	—	602	—	—	602
Common share repurchases	(2,637)	—	—	(55)	—	—	(55)
Distributions	—	—	(90,509)	—	—	—	(90,509)
Balance at March 31, 2020	164,566,397	$1,646	$(5,625,451)	$4,548,076	$3,457,995	$—	$2,382,266

Balance at December 31, 2018	164,441,709	$1,644	$(5,181,323)	$4,545,481	$3,231,895	$(266)	$2,597,431
Net income	—	—	—	—	225,787	—	225,787
Equity interest in investee’s unrealized gains	—	—	—	—	—	66	66
Common share grants	—	—	—	436	—	—	436
Distributions	—	—	(87,154)	—	—	—	(87,154)
Balance at March 31, 2019	164,441,709	$1,644	$(5,268,477)	$4,545,917	$3,457,682	$(200)	$2,736,566
The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(33,650)	$225,787
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	127,926	99,365
Amortization of debt issuance costs and debt discounts and premiums as interest	3,288	2,570
Straight-line rental income	3,543	1,132
Security deposits replenished (utilized)	(62,309)	(16,368)
Loss on asset impairment	16,740	—
Unrealized (gains) and losses on equity securities, net	5,045	(20,977)
Equity in (earnings) losses of an investee	718	(404)
(Gain) loss on sale of real estate	6,911	(159,535)
Other non-cash (income) expense, net	(1,659)	(330)
Changes in assets and liabilities:
Due from related persons	196	2,895
Other assets	16,725	(8,642)
Accounts payable and other liabilities	8,686	(28,233)
Due to related persons	4,856	(53,395)
Net cash provided by operating activities	97,016	43,865

Cash flows from investing activities:
Real estate acquisitions and deposits	(7,113)	(148,011)
Real estate improvements	(31,343)	(11,738)
Hotel managers’ purchases with restricted cash	(48,969)	(46,361)
Hotel manager’s deposit of insurance proceeds into restricted cash	15,000	—
Net proceeds from sale of real estate	8,010	308,200
Investment in Sonesta	(5,199)	—
Net cash (used in) provided by investing activities	(69,614)	102,090

Cash flows from financing activities:
Borrowings under unsecured revolving credit facility	230,000	94,000
Repayments of unsecured revolving credit facility	(150,000)	(130,000)
Repurchase of common shares	(43)	—
Distributions to common shareholders	(88,863)	(87,154)
Net cash used in financing activities	(8,906)	(123,154)
Increase in cash and cash equivalents and restricted cash	18,496	22,801
Cash and cash equivalents and restricted cash at beginning of period	81,259	76,003
Cash and cash equivalents and restricted cash at end of period	$99,755	$98,804

Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:

Cash and cash equivalents	$55,218	$23,675
Restricted cash	44,537	75,129
Total cash and cash equivalents and restricted cash	$99,755	$98,804

Supplemental cash flow information:
Cash paid for interest	$78,994	$77,745
Cash paid for income taxes	220	320
Non-cash investing activities:
Investment in Sonesta	$42,000	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 1. Basis of Presentation
The accompanying condensed consolidated financial statements of Service Properties Trust and its subsidiaries, or SVC, we, our or us, are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2019, or our 2019 Annual Report. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair statement of results for the interim period, have been included. These condensed consolidated financial statements include our accounts and the accounts of our subsidiaries, all of which are 100% owned directly or indirectly by us. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods and those of our managers and tenants are not necessarily indicative of the results that may be expected for the full year. Reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation.
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
We have determined that each of our wholly owned taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification™. We have concluded that we must consolidate each of our wholly owned TRSs because we are the entity with the power to direct the activities that most significantly impact such VIEs’ performance and we have the obligation to absorb losses or the right to receive benefits from each VIE that could be significant to the VIE and are, therefore, the primary beneficiary of each VIE. The assets of our TRSs were $28,628 and $31,920 as of March 31, 2020 and December 31, 2019, respectively, and consist primarily of amounts due from and working capital advances to certain of our hotel managers. The liabilities of our TRSs were $152,227 and $138,708 as of March 31, 2020 and December 31, 2019, respectively, and consist primarily of security deposits they hold and amounts payable to certain of our hotel managers. The assets of our TRSs are available to satisfy our TRSs’ obligations and we have guaranteed certain obligations of our TRSs.
Note 2. New Accounting Pronouncements
On January 1, 2020, we adopted FASB Accounting Standards Update, or ASU, No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Lease related receivables are governed by the lease accounting under GAAP and are not subject to ASU No. 2016-13. We adopted this standard using the modified retrospective approach. The implementation of this standard did not have a material impact in our condensed consolidated financial statements.
Note 3. Revenue Recognition
We report hotel operating revenues for managed hotels in our condensed consolidated statements of comprehensive income. We generally recognize hotel operating revenues, consisting primarily of room and food and beverage sales, when goods and services are provided.
We report rental income for leased properties in our condensed consolidated statements of comprehensive income. We recognize rental income from operating leases on a straight-line basis over the term of the lease agreements. We reduced rental income by net $3,543 and $1,132 for the three months ended March 31, 2020 and 2019, respectively, to record scheduled rent changes under certain of our retail leases, the deferred rent obligations payable to us under our leases with TravelCenters of America Inc., or TA, and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks at our travel centers on a straight-line basis. See Notes 6 and 10 for further information regarding our TA leases. Due from related persons includes $43,710 and $47,057 at March 31, 2020 and December 31, 2019, respectively, and other assets, net includes $3,859 and $4,054 of straight-line rent receivables at March 31, 2020 and December 31, 2019, respectively.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Certain of our lease agreements require additional percentage rent if gross revenues of our properties exceed certain thresholds defined in our lease agreements. We may determine percentage rent due to us under our leases monthly, quarterly or annually, depending on the specific lease terms, and recognize it when all contingencies are met and the rent is earned. We had deferred estimated percentage rent of $725 and $1,069 for the three months ended March 31, 2020 and 2019, respectively.
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
Note 4. Weighted Average Common Shares
The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2020	2019
	(in thousands)
Weighted average common shares for basic earnings per share	164,370	164,278
Effect of dilutive securities: Unvested share awards	—	44
Weighted average common shares for diluted earnings per share	164,370	164,322

Note 5. Real Estate Properties
At March 31, 2020, we owned 329 hotels with 51,358 rooms or suites and 813 service-oriented retail properties with approximately 14.5 million square feet that are primarily subject to “triple net” leases, or net leases where the tenant is generally responsible for payment of operating expenses and capital expenditures of the property during the lease term. Our properties had an aggregate undepreciated carrying value of $11,501,576, including $56,688 classified as held for sale as of March 31, 2020.
During the three months ended March 31, 2020, we funded $38,627 for improvements to certain of our properties which, pursuant to the terms of our management and lease agreements with our managers and tenants, resulted in increases in our contractual annual minimum returns and rents of $2,531. See Note 6 for further information about our management and lease agreements and our fundings of improvements to certain of our properties.
Acquisitions
We acquired a portfolio of three net lease properties during the three months ended March 31, 2020. We accounted for this transaction as an acquisition of assets. Our allocation of the purchase price for this acquisition based on the estimated fair value of the acquired assets is presented in the table below.

Acquisition Date	Location	Purchase Price	Land	Building and Improvements	Furniture, Fixtures and Equipment	Intangible Assets / Liabilities, net
3/12/2020	Various (1)	$7,071	$880	$5,363	$—	$828

(1)
On March 12, 2020, we acquired three net lease properties with approximately 6,696 square feet in two states with leases requiring an aggregate of $387 of annual minimum rent for an aggregate purchase price of $7,071, including acquisition related costs.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Dispositions
We sold six net lease properties with an aggregate of 292,276 rentable square feet for aggregate proceeds of $8,010, excluding closing costs, in six separate transactions during the three months ended March 31, 2020. The sales of these properties, as presented in the table below, do not represent significant dispositions individually or in the aggregate nor do they represent a strategic shift. As a result, the results of operations of these properties are included in continuing operations through the date of sale in our condensed consolidated statements of income. As a result of these sales, we recorded a net loss on sale of real estate of $6,911 during the three months ended March 31, 2020.

Date of Sale	Number of Properties	Location	Tenant	Square Feet	Gross Sales Price
1/28/2020	1	Gothenburg, NE	Vacant	31,978	$585
2/6/2020	1	Rochester, MN	Vacant	90,503	2,600
2/13/2020	1	Ainsworth, NE	Vacant	32,901	775
2/14/2020	1	Dekalb, IL	Vacant	5,052	1,050
3/2/2020	1	Eau Claire, MI	HOM Furniture, Inc.(1)	98,824	2,600
3/28/2020	1	Stillwater, OK	Vacant	33,018	400
				292,276	$8,010

(1)	The HOM Furniture, Inc. lease was scheduled to expire on April 30, 2020 and required annual minimum rent of $817.
As of March 31, 2020, six properties with 799,041 square feet with leases requiring annual minimum rent of $5,433 and an aggregate carrying value of $56,688 were classified as held for sale. See Note 13 for further information on these properties. We entered into agreements to sell seven properties with approximately 821,068 square feet in six states with leases requiring an aggregate sales price of $59,500, excluding closing costs. We expect these sales to be completed by the third quarter of 2020. See Note 13 for further information on these properties.
We were previously marketing for sale 20 Wyndham Hotels & Resorts, Inc., or Wyndham, branded hotels with an aggregate net carrying value of $110,465 and 33 Marriott International, Inc., or Marriott hotels with an aggregate net carrying value of $221,129 and were in the process of launching a marketing effort related to our 39 Sonesta ES Suites hotels, managed by Sonesta Holdco Corporation and its subsidiaries, or Sonesta, with an aggregate net carrying value of $461,263. We currently expect the sales of these hotels will be delayed until later in 2020 or until 2021 as a result of current market conditions and these transactions may be delayed further or may not occur.
Note 6. Management Agreements and Leases
As of March 31, 2020, we owned 329 hotels which were included in six operating agreements and 813 service orientated retail properties net leased to 187 tenants. We do not operate any of our properties.
Hotel agreements
As of March 31, 2020, 328 of our hotels were leased to our TRSs and managed by independent hotel operating companies and one hotel was leased to a third party. As of March 31, 2020, our hotel properties were managed by or leased to separate subsidiaries of InterContinental Hotels Group, plc, or IHG, Marriott, Sonesta, Hyatt Hotels Corporation, or Hyatt, Radisson Hospitality, Inc., or Radisson, and Wyndham, under six agreements. These hotel agreements have initial terms expiring between 2020 and 2037. Each of these agreements is for between nine and 122 of our hotels. In general, the agreements contain renewal options for all, but not less than all, of the affected properties included in each agreement, and the renewal terms range between 15 to 60 years. Most of these agreements require the third party manager or tenant to: (1) make payments to us of minimum returns or minimum rents; (2) deposit a percentage of total hotel sales into FF&E reserves; and (3) for our managed hotels, make payments to our TRSs of additional returns to the extent of available cash flows after payment of operating expenses, funding of the FF&E reserves, payment of our minimum returns, payment of certain management fees, reimbursement of working capital advances and replenishment of security deposits or guarantees, as applicable. Some of our managers or tenants or their affiliates have provided deposits or guarantees to secure their obligations to pay us.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

IHG agreement. Our management agreement with IHG for 103 hotels, or our IHG agreement, provides that, as of March 31, 2020, we are to be paid annual minimum returns and rents of $216,551. We realized minimum returns and rents of $54,085 and $49,584 during the three months ended March 31, 2020 and 2019, respectively, under this agreement.
Pursuant to our IHG agreement, IHG has provided us with a security deposit to cover minimum payment shortfalls, if any. Under this agreement, IHG is required to maintain a minimum security deposit of $37,000 and this security deposit may be replenished and increased up to $100,000 from a share of future cash flows from the hotels in excess of our minimum returns and rents, working capital advances and certain management fees. During the three months ended March 31, 2020, we reduced the available security deposit by $33,654 to cover shortfalls in hotel cash flows available to pay the minimum returns and rents due to us for the period. The available balance of this security deposit was $42,063 as of March 31, 2020.
We funded $3,900 for capital improvements to certain of the hotels included in our IHG agreement during the three months ended March 31, 2020, which resulted in increases in our contractual annual minimum returns of $312. We did not fund any capital improvements for hotels included in our IHG agreement during the three months ended March 31, 2019.
In April 2020, we funded $37,000 of working capital advances under our IHG agreement to cover projected operating losses at our hotels managed by IHG. This working capital advance is reimbursable to us from a share of future cash flows from the hotel operations in excess of the minimum returns due to us, if any, pursuant to the terms of the IHG agreement.
Our IHG agreement requires 5% of gross revenues from hotel operations be placed in escrow for hotel maintenance and periodic renovations, or an FF&E reserve. As a result of current market conditions, effective March 1, 2020, we and IHG have agreed to suspend contributions to the FF&E reserve under our IHG agreement for the remainder of 2020.
Marriott agreement. Our management agreement with Marriott for 122 hotels, or our Marriott agreement, provides that, as of March 31, 2020, we are to be paid annual minimum returns of $190,603. We realized minimum returns of $47,648 and $45,235 during the three months ended March 31, 2020 and 2019, respectively, under this agreement. Pursuant to our Marriott agreement, Marriott has provided us with a security deposit to cover minimum return payment shortfalls, if any. Under this agreement, this security deposit, if utilized, may be replenished and increased up to $64,700 from 60% of the cash flows realized from operations of the 122 hotels after payment of the aggregate annual minimum returns, Marriott’s base management fees and working capital advances. During the three months ended March 31, 2020, we reduced the available security deposit by $28,655 to cover shortfalls in hotel cash flows available to pay the minimum returns due to us for the period. The available balance of this security deposit was $4,790 as of March 31, 2020. Pursuant to our Marriott agreement, Marriott has also provided us with a limited guaranty which expires in 2026 for shortfalls of up to 85% of our minimum returns, if and after the available security deposit has been depleted. The available balance of the guaranty was $30,000 as of March 31, 2020.
We funded $300 and $22,593 for capital improvements to certain of the hotels included in our Marriott agreement during the three months ended March 31, 2020 and 2019, respectively, which resulted in increases in our contractual annual minimum returns of $30 and $2,169, respectively.
We and Marriott identified 33 of the 122 hotels covered by our Marriott agreement that will be sold or rebranded, at which time we would retain the proceeds of any such sales and the aggregate annual minimum returns due to us would decrease by the amount allocated to the applicable hotel.
In April 2020, we funded $30,000 of working capital advances under our Marriott agreement to cover projected operating losses at our hotels managed by Marriott. This working capital advance is reimbursable to us from a share of future cash flows from the hotel operations in excess of the minimum returns due to us and Marriott’s base management fees, if any, pursuant to the terms of our Marriott agreement.
Our Marriott agreement requires 5.5% to 6.5% of gross revenues from hotel operations be placed in an FF&E reserve. As a result of current market conditions, we and Marriott have agreed to suspend contributions to the FF&E reserve under our Marriott agreement for six months effective March 1, 2020.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Sonesta agreement. As of March 31, 2020, Sonesta managed 14 of our full-service hotels and 39 of our extended stay hotels pursuant to management agreements for each of the hotels, which we refer to collectively as our Sonesta agreement, and a pooling agreement, which combines those management agreements for purposes of calculating gross revenues, payment of hotel operating expenses, payment of fees and distributions and minimum returns due to us.
On February 27, 2020, we entered into a transaction agreement with Sonesta pursuant to which we and Sonesta restructured our existing business arrangements as follows:

•
We amended and restated our then existing Sonesta agreement, and our existing pooling agreement with Sonesta, which combines our management agreements with Sonesta for purposes of calculating gross revenues, payment of hotel operating expenses, payment of fees and distributions and minimum returns due to us, as further described below;

•
We and Sonesta agreed to sell, rebrand or repurpose our 39 extended stay hotels currently managed by Sonesta with an aggregate carrying value of $461,263 and which currently require aggregate minimum returns of $48,239. As the hotels are sold, rebranded or repurposed, the management agreement for the applicable hotel(s) will terminate without our being required to pay Sonesta a termination fee and our annual minimum returns due to us under our Sonesta agreement will decrease by the amount allocated to the applicable hotel(s);

•	Sonesta will continue to manage 14 of our full-service hotels that Sonesta currently manages and the annual minimum returns due for these hotels was reduced from $99,013 to $69,013;

•
Sonesta issued to us a number of its shares of common stock representing approximately (but not more than) 34% of its outstanding shares of common stock (post-issuance) and we entered into a stockholders agreement with Sonesta, Adam Portnoy and the other stockholder of Sonesta and a registration rights agreement with Sonesta;

•
We and Sonesta modified our Sonesta agreement and pooling agreement so that 5% of the hotel gross revenues of each of our 14 full-service hotels managed by Sonesta will be escrowed for future capital expenditures as “FF&E reserves,” subject to available cash flows after payment of the annual minimum returns due to us under the Sonesta agreement;

•
We and Sonesta modified our Sonesta agreement and pooling agreement so that (1) our termination rights under those agreements for our 14 full-service hotels managed by Sonesta are generally limited to performance and for “cause,” casualty and condemnation events, (2) a portfolio wide performance test now applies for determining whether the management agreement for any of our full-service hotels managed by Sonesta may be terminated for performance reasons, and (3) the provisions included in our historical pooling agreement that allowed either us or Sonesta to require the marketing for sale of non-economic hotels were removed; and

•
We and Sonesta extended the initial expiration date of the management agreements for our full-service hotels managed by Sonesta located in Chicago, IL and Irvine, CA to January 2037 to align with the initial expiration date for our other full-service hotels managed by Sonesta.

Except as described above, the economic terms of our amended and restated Sonesta agreement and amended and restated pooling agreement are consistent with the historical Sonesta agreement and pooling agreement.
We previously leased 48 vacation units to Wyndham Destinations, Inc. (NYSE: WYND), at our full service hotel located in Chicago, IL, which Sonesta began managing in November 2019 and which had previously been managed by Wyndham. Effective March 1, 2020, Sonesta commenced managing those units and those units were added to our Sonesta agreement for that Chicago hotel.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Our Sonesta agreement provides that we are paid a fixed annual minimum return equal to 8% of our invested capital, as defined therein, if gross revenues of the hotels, after payment of hotel operating expenses and management and related fees (other than Sonesta’s incentive fee, if applicable), are sufficient to do so. Our fixed annual minimum return under our Sonesta agreement was $118,941 as of March 31, 2020. Our Sonesta agreement further provides that we are paid an additional return based upon operating profits, as defined therein, after reimbursement of owner or manager advances, FF&E reserve escrows and Sonesta’s incentive fee, if applicable. Our Sonesta hotels generated a net operating cash flow deficit of $8,146 and returns of $14,161 during the three months ended March 31, 2020 and 2019, respectively. We do not have any security deposits or guarantees for our Sonesta hotels. Accordingly, the returns we receive from our Sonesta hotels are limited to the hotels’ available cash flows, if any, after payment of operating expenses, including management and related fees. In addition to our minimum returns, the management agreement provides for payment of 80% of hotel cash flows after payment of hotel operating expenses including certain management fees to Sonesta, our minimum return, working capital advances and any FF&E reserves.
In May 2020, Sonesta requested a $7,408 working capital advance under our Sonesta agreement to cover projected operating losses at our hotels managed by Sonesta. This working capital advance will be reimbursable to us from a share of future cash flows from the hotel operations in excess of the minimum returns due to us, if any, pursuant to the terms of the Sonesta agreement. We expect to fund this advance in May 2020.
Pursuant to our Sonesta agreement, we incurred management, reservation and system fees and reimbursement costs for certain guest loyalty, marketing program and third-party reservation transmission fees of $6,779 and $8,523 for the three months ended March 31, 2020 and 2019, respectively. In addition, we incurred procurement and construction supervision fees of $633 and $405 for the three months ended March 31, 2020 and 2019, respectively, pursuant to our Sonesta agreement. These amounts are included in hotel operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.
Our Sonesta agreement does not require FF&E escrow deposits for our extended stay hotels managed by Sonesta and, prior to February 27, 2020, did not require FF&E escrow deposits for our full-service hotels managed by Sonesta, but does and did, as applicable, require us to fund capital expenditures that we approve or approved at our Sonesta hotels. No FF&E escrow deposits were required during the three months ended March 31, 2020. We funded $29,036 and $10,467 for renovations and other capital improvements to certain hotels included in our Sonesta agreement during the three months ended March 31, 2020 and 2019, respectively, which resulted in increases in our contractual annual minimum returns of $2,141 and $484, respectively. We owed Sonesta $13,323 and $9,226 for capital expenditure and other reimbursements at March 31, 2020 and 2019, respectively. Amounts due from Sonesta are included in due from related persons and amounts owed to Sonesta are included in due to related persons in our condensed consolidated balance sheets.
Accounting for Investment in Sonesta:
We account for our 34% non-controlling interest in Sonesta under the equity method of accounting. As of March 31, 2020, our investment in Sonesta had a carrying value of $46,481. This amount is included in other assets in our condensed consolidated balance sheets. The cost basis of our investment in Sonesta exceeded our proportionate share of Sonesta’s total shareholders’ equity book value on the date of acquisition by an aggregate of $8,000. As required under GAAP, we were amortizing this difference to equity in earnings of an investee over the average remaining useful lives of the real estate assets and intangible assets and liabilities owned by Sonesta as of the date of our acquisition, February 27, 2020. We recognized losses of $718 related to our investment in Sonesta for the three months ended March 31, 2020. This amount is presented as equity in earnings (losses) of an investee in our condensed consolidated statements of comprehensive income.
We recorded a liability for the fair value of our initial investment in Sonesta, as no cash consideration was exchanged related to the modification of our management agreement with, and investment in, Sonesta. We are amortizing this amount as described below. This liability for our investment in Sonesta is included in accounts payable and other liabilities in our condensed consolidated balance sheet and is being amortized on a straight-line basis through January 31, 2037, the remaining term of the Sonesta agreement as a reduction to hotel operating expenses in our condensed consolidated statements of comprehensive income. We reduced hotel operating expenses by $207 for the three months ended March 31, 2020 for amortization of this liability. As of March 31, 2020, the unamortized balance of this liability was $41,793.
See Note 10 for further information regarding our relationship, agreements and transactions with Sonesta.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Hyatt agreement. Our management agreement with Hyatt for 22 hotels, or our Hyatt agreement, provides that, as of March 31, 2020, we are to be paid an annual minimum return of $22,037. We realized minimum returns of $5,509 during each of the three months ended March 31, 2020 and 2019, under this agreement. Pursuant to our Hyatt agreement, Hyatt has provided us with a guaranty, which is limited to $50,000. During the three months ended March 31, 2020, the hotels under this agreement generated cash flows that were less than the minimum returns due to us for the period, and Hyatt made $3,628 of guaranty payments to cover the shortfall. The available balance of the guaranty was $16,026 as of March 31, 2020. In addition to our minimum returns, this management agreement provides for payment to us of 50% of the hotels’ available cash flows after payment of operating expenses, funding required FF&E reserves, payment of our minimum return, our working capital advances and reimbursement to Hyatt of working capital and guaranty advances.
In April 2020, we funded $1,300 of working capital advances under our Hyatt agreement to cover projected operating losses at our hotels managed by Hyatt. This working capital advance is reimbursable to us from a share of future cash flows from the hotel operations in excess of the minimum returns due to us, if any, pursuant to the terms of the Hyatt agreement. In May, 2020, Hyatt requested an additional $1,300 working capital advance. We expect to fund this advance in May 2020.
Our Hyatt agreement requires 5% of gross revenues from hotel operations be placed in an FF&E reserve. As a result of current market conditions, effective March 1, 2020, we and Hyatt have agreed to suspend contributions to the FF&E reserve under our Hyatt agreement for the remainder of 2020.
Radisson agreement. Our management agreement with Radisson for nine hotels, or our Radisson agreement, provides that, as of March 31, 2020, we are to be paid an annual minimum return of $20,442. We realized minimum returns of $5,111 and $4,831 during the three months ended March 31, 2020 and 2019, respectively, under this agreement. Pursuant to our Radisson agreement, Radisson has provided us with a guaranty, which is limited to $47,523. During the three months ended March 31, 2020, the hotels under this agreement generated cash flows that were less than the minimum returns due to us for the period, and Radisson made $4,569 of guaranty payments to cover the shortfall. The available balance of the guaranty was $36,647 as of March 31, 2020. In addition to our minimum returns, our Radisson agreement provides for payment to us of 50% of the hotels’ available cash flows after payment of operating expenses, funding the required FF&E reserve, payment of our minimum return, our working capital advances and reimbursement to Radisson of working capital and guaranty advances, if any.
Our Radisson agreement requires 5% of gross revenues from hotel operations be placed in an FF&E reserve. As a result of current market conditions, effective April 1, 2020, we and Radisson have agreed to suspend contributions to the FF&E reserve under our Radisson agreement for the remainder of 2020.
Wyndham agreements. Our management agreement with Wyndham for 20 hotels, or our Wyndham agreement expires on September 30, 2020 unless sooner terminated with respect to any hotels that are sold or rebranded. Wyndham is required to pay us all cash flows of the hotels after payment of hotel operating costs. Wyndham is not entitled to any base management fees for the remainder of the agreement term. Our Wyndham hotels generated a net operating cash flow deficit of $1,081 and returns of $5,907 during the three months ended March 31, 2020 and 2019, respectively.
We funded $1,212 and $1,022 for capital improvements at certain of the hotels included in our Wyndham agreement during the three months ended March 31, 2020 and 2019, respectively.
In April 2020, we funded $2,423 of working capital advances under our Wyndham agreement to cover projected operating losses at our hotels managed by Wyndham.
Net lease portfolio
As of March 31, 2020, we owned 813 net lease service-oriented retail properties with 14.5 million square feet with leases requiring annual minimum rents of $379,503 with a weighted (by annual minimum rents) average remaining lease term of 11.1 years. The portfolio was 98% leased by 187 tenants operating under 128 brands in 22 distinct industries.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

TA leases
TA is our largest tenant. As of March 31, 2020, we leased to TA a total of 179 travel centers under five leases that expire between 2029 and 2035 and require annual minimum rents of $246,110 which represents approximately 25.5% of our total annual minimum returns and rents as of March 31, 2020. In addition, TA is required to pay us previously deferred rent obligations in quarterly installments of $4,404 through January 31, 2023. TA paid $4,404 of deferred rent to us for the three months ended March 31, 2020. The remaining balance of previously deferred rents was $52,843 as of March 31, 2020.
We recognized rental income from TA of $61,528 and $63,075 for the three months ended March 31, 2020 and 2019, respectively. Rental income for the three months ended March 31, 2020 and 2019 includes $3,344 and $1,214 respectively, of adjustments to record the deferred rent obligations under our TA leases and the estimated future payments to us by TA for the cost of removing underground storage tanks on a straight-line basis. As of March 31, 2020 and December 31, 2019, we had receivables for current rent amounts owed to us by TA and straight-line rent adjustments of $65,109 and $79,710, respectively. These amounts are included in due from related persons in our condensed consolidated balance sheets.
Our TA leases do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components.
Under our TA leases, TA may request that we fund capital improvements in return for increases in TA’s annual minimum rent equal to 8.5% of the amounts funded. We did not fund any capital improvements to our properties that we leased to TA during the three months ended March 31, 2020 or 2019.
In addition to the rental income that we recognized during the three months ended March 31, 2020 and 2019 as described above, our TA leases require TA to pay us percentage rent based upon increases in certain sales. We determine percentage rent due under our TA leases annually and recognize any resulting amount as rental income when all contingencies are met. We had aggregate deferred percentage rent under our TA leases of $725 and $1,069 for the three months ended March 31, 2020 and 2019, respectively.
See Note 10 for further information regarding our relationship with TA.
Other net lease agreements
Our net lease agreements generally provide for minimum rent payments and in addition may include variable payments. Rental income from operating leases, including any payments derived by index or market-based indices, is recognized on a straight-line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining the lease term. We recognized rental income from our 634 other net lease properties of $36,653 for the three months ended March 31, 2020, which include $1,701of adjustments to record scheduled rent changes under certain of our leases on a straight-line basis.
As a result of the COVID-19 pandemic, some of our tenants have requested rent assistance. We have entered into rent deferral agreements with 84 net lease retail tenants with leases requiring an aggregate of $61,963 of annual minimum rents. Generally these rent deferrals are for one to three months of rent and will be payable by the tenants over a 12 month period beginning in September 2020. We have deferred an aggregate of $8,584 of rent as of May 7, 2020.
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

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $118,064 and $42,839 less than the minimum returns due to us for the three months ended March 31, 2020 and 2019, respectively. When managers of these hotels are required to fund the shortfalls under the terms of our management agreements or their guarantees, we reflect such fundings (including security deposit applications) in our condensed consolidated statements of comprehensive income as a reduction of hotel operating expenses. We reduced hotel operating expenses by $75,927 and $22,465 for the three months ended March 31, 2020 and 2019, respectively. We had shortfalls at certain of our managed hotel portfolios not funded by the managers of these hotels under the terms of our management agreements of $47,755 and $20,676 for the three months ended March 31, 2020 and 2019, respectively, which represent the unguaranteed portions of our minimum returns from our Sonesta and Wyndham agreements.
Certain of our guarantees and our security deposits may be replenished by a share of future cash flows from the applicable hotel operations in excess of the minimum returns due to us pursuant to the terms of the respective agreements. When our guarantees and security deposits are replenished by cash flows from hotel operations, we reflect such replenishments in our condensed consolidated statements of comprehensive income as an increase to hotel operating expenses. There were no guaranty or security deposit replenishments for the three months ended March 31, 2020 or 2019.
Note 7. Indebtedness
Our principal debt obligations at March 31, 2020 were: (1) $457,000 of outstanding borrowings under our $1,000,000 unsecured revolving credit facility; (2) our $400,000 unsecured term loan; and (3) $5,350,000 aggregate outstanding principal amount of senior unsecured notes. Our revolving credit facility and our term loan are governed by a credit agreement with a syndicate of institutional lenders.
Our $1,000,000 revolving credit facility is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is July 15, 2022, and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to extend the maturity date of the facility for two additional six-month periods. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. We are required to pay interest on borrowings under our revolving credit facility at the rate of LIBOR plus a premium, which was 120 basis points per annum as of March 31, 2020. We also pay a facility fee, which was 25 basis points per annum at March 31, 2020, on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. As of March 31, 2020, the annual interest rate payable on borrowings under our revolving credit facility was 1.85%. The weighted average annual interest rate for borrowings under our revolving credit facility was 2.60% and 3.41% for three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had $457,000 outstanding and $543,000 available under our revolving credit facility. As of May 7, 2020, we had $500,000 outstanding and $500,000 available to borrow under our revolving credit facility.
Our $400,000 term loan, which matures on July 15, 2023, is prepayable without penalty at any time. We are required to pay interest on the amount outstanding under our term loan at the rate of LIBOR plus a premium, which was 135 basis points per annum as of March 31, 2020. The interest rate premium is subject to adjustment based on changes to our credit ratings. As of March 31, 2020, the annual interest rate for the amount outstanding under our term loan was 2.93%. The weighted average annual interest rate for borrowings under our term loan was 3.03% and 3.60% for the three months ended March 31, 2020 and 2019, respectively.
Our credit agreement also includes a feature under which maximum aggregate borrowings may be increased to up to $2,300,000 on a combined basis in certain circumstances. Our credit agreement and our unsecured senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business manager. Our credit agreement and our unsecured senior notes indentures and their supplements also contain covenants, including those that restrict our ability to incur debts or to make distributions under certain circumstances and generally require us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of our credit agreement and our unsecured senior notes indentures and their supplements at March 31, 2020.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

On May 8, 2020, we amended the credit agreement governing our $1,000,000 unsecured revolving credit facility and $400,000 unsecured term loan. The amendment provides a waiver of certain of the financial covenants under our credit agreement through March 31, 2021, or the Waiver Period during which, subject to certain conditions, we will continue to have access to undrawn amounts under the credit facility.
During the Waiver Period, and continuing thereafter until such time as we have demonstrated compliance with certain of our financial covenants as of June 30, 2021:

•	we will be required to maintain unrestricted liquidity (unrestricted cash or undrawn availability under our $1,000,000 revolving credit facility) of not less than $125,000;

•	our interest rate premium over LIBOR under our revolving credit facility and term loan will be increased by 50 basis points;

•
our ability to pay distributions on our common shares will be limited to amounts required to maintain our qualification for taxation as a real estate investment trust, or REIT, and to avoid the payment of certain income and excise taxes, and to pay a cash dividend of $0.01 per common share per quarter;

•
we will be subject to certain additional covenants, including additional restrictions on our ability to incur indebtedness (with exceptions for borrowings under our revolving credit facility and certain other categories of secured and unsecured indebtedness), and to acquire real property or make other investments (with exceptions for, among other things, certain categories of capital expenditures and costs, and certain share purchases); and

•
we will generally be required to apply the net cash proceeds from the disposition of assets, capital markets transactions, debt refinancings or COVID-19 government stimulus programs to the repayment of outstanding loans under the credit agreement.

We have provided equity pledges on certain of our property owning subsidiaries to secure our obligations under the credit agreement. We will be required to pledge the equity of additional property owning subsidiaries in the event that the ratio of the outstanding amount of the loans and other credit extensions under the credit agreement to the undepreciated book value of real property owned by the pledged subsidiaries, or the Collateral Value Percentage, exceeds 50%. These pledges are subject to release in full, (i) subject to the satisfaction of certain conditions, including, among other things, our having complied with the financial covenants under the credit agreement for two fiscal quarters following the end of the Waiver Period or (ii) in connection with our having issued at least $500,000 of unsecured notes with an initial term of five years, or a Qualified Note Issuance, provided that, among other conditions, the outstanding amount of the revolving facility does not exceed $750,000 and the term loan has been paid in full. If, following a release of pledges in connection with Qualified Note Issuance, a request for a borrowing under the revolving facility would result in more than $750,000 outstanding under the revolving facility, we are required to deliver new equity pledges such that the Collateral Value Percentage is no more than 50%. We have the right to substitute collateral and otherwise obtain the release of pledged subsidiaries in certain circumstances. While the equity pledges remain in effect, we will remain subject to the restrictions on our ability to pay distributions on our common shares that are described above.
Note 8. Shareholders' Equity
Distributions
On February 20, 2020, we paid a regular quarterly distribution to our common shareholders of record on January 27, 2020 of $0.54 per share, or $88,863. On March 30, 2020 we declared a regular quarterly distribution to common shareholders of record on April 21, 2020 of $0.01 per share, or $1,646. We expect to pay this amount on or about May 21, 2020.
Share Awards
On February 27, 2020, in accordance with our Trustee compensation arrangements, we granted 3,000 of our common shares, valued at $18.64 per common share, the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on that day to each of our two new Trustees as part of their annual compensation.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Share Repurchases
During the quarter ended March 31, 2020, we purchased an aggregate of 2,637 of our common shares valued at a weighted average price per common share of $16.36, based on the closing price of our common shares on Nasdaq, on the date of repurchase, from certain former employees of RMR LLC, in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Note 9. Business and Property Management Agreements with RMR LLC
We have no employees. The personnel and various services we require to operate our business are provided to us by RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally, and (2) a property management agreement, which relates to our property level operations of our net lease portfolio, excluding properties leased to TA, and the office building component of one of our hotels.
Pursuant to our business management agreement, we recognized net business management fees of $10,560 and $9,727 for the three months ended March 31, 2020 and 2019, respectively. Based on our common share total return, as defined in our business management agreement, as of each of March 31, 2020 and 2019, no incentive fees are included in the net business management fees we recognized for the three months ended March 31, 2020 or 2019. The actual amount of annual incentive fees for 2020, if any, will be based on our common share total return, as defined in our business management agreement, for the three-year period ending December 31, 2020, and will be payable in 2021. We did not incur an incentive fee payable to RMR LLC for the year ended December 31, 2019. We include business management fee amounts in general and administrative expenses in our condensed consolidated statements of comprehensive income.
Pursuant to our property management agreement with RMR LLC, we recognized property management and construction supervision fees of $1,020 and $11 for the three months ended March 31, 2020 and 2019, respectively. These amounts are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated statements of comprehensive income.
We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. We are generally not responsible for payment of RMR LLC’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC employees assigned to work exclusively or partly at our net lease properties (excluding properties leased to TA) and the office building component of one of our hotels, our share of the wages, benefits and other related costs of RMR LLC's centralized accounting personnel, our share of RMR LLC’s costs for providing our internal audit function, and as otherwise agreed. We reimbursed RMR LLC $127 and $200 for these expenses and costs for the three months ended March 31, 2020 and 2019, respectively. We included these amounts in other operating expenses and selling, general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income.

Note 10. Related Person Transactions
We have relationships and historical and continuing transactions with TA, Sonesta, RMR LLC, The RMR Group Inc., or RMR Inc., and others affiliated with them, including other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR LLC is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, as the sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. and is a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. John G. Murray, our other Managing Trustee and President and Chief Executive Officer also serves as an officer and employee of RMR LLC. Some of our Independent Trustees also serve as independent trustees or independent directors of other public companies to which RMR LLC or its subsidiaries provide management services. Adam Portnoy serves as chair of the boards of trustees or boards of directors of several of these public companies and as a managing director or managing trustee of these public companies. Other officers of RMR LLC, including Mr. Murray and certain of our other officers, serve as managing trustees, managing directors or officers of certain of these companies.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

TA. TA is our largest tenant and property operator, leasing 26.6% of our gross carrying value of real estate properties as of March 31, 2020. We lease 179 of our travel centers to TA under the TA leases. We are also TA’s largest shareholder; as of March 31, 2020, we owned 684,000 shares of TA common stock, representing approximately 8.2% of TA’s outstanding shares of common stock. RMR LLC provides management services to both us and TA, and Adam D. Portnoy, also serves as the chair of the board of directors and as a managing director of TA and as of March 31, 2020 beneficially owned through RMR LLC 298,538 shares of TA common stock, representing approximately 3.6% of TA’s outstanding shares of common stock. See Note 6 for further information regarding our relationships, agreements and transactions with TA and Note 13 for further information regarding our investment in TA.
Sonesta. Sonesta is a private company that is majority owned by Adam D. Portnoy, one of our Managing Trustees who also serves as one of Sonesta’s directors, and a person related to him. One of Sonesta’s other directors is our other Managing Trustee, President and Chief Executive Officer and Sonesta’s other director serves as RMR LLC’s and RMR Inc.’s executive vice president, general counsel and secretary and as our Secretary. Sonesta’s chief executive officer and chief financial officer are officers of RMR LLC. Certain other officers and employees of Sonesta are former employees of RMR LLC. RMR LLC also provides certain services to Sonesta. As of March 31, 2020, we owned approximately 34% of Sonesta which managed 53 of our hotels pursuant to our Sonesta agreement. See Note 6 for further information regarding our relationships, agreements and transactions with Sonesta.
Our Manager, RMR LLC. We have two agreements with RMR LLC to provide management services to us. See Note 9 for further information regarding our management agreements with RMR LLC.
Affiliates Insurance Company, or AIC. Until its dissolution on February 13, 2020, we, ABP Trust, TA and four other companies to which RMR LLC provides management services owned AIC, an Indiana insurance company, in equal amounts. Certain of our Trustees and certain trustees or directors of the other AIC shareholders served on the board of directors of AIC until its dissolution.
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
As of March 31, 2020 and December 31, 2019, our investment in AIC had a carrying value of $298. These amounts are included in other noncurrent assets in our condensed consolidated balance sheets. We did not record any income for the three months ended March 31, 2020. We recognized income of $404 related to our investment in AIC for the three months ended March 31, 2019 which amount is included in equity in earnings of an investee in our condensed consolidated statements of operations and comprehensive loss. Our other comprehensive income (loss) attributable to common shareholders for the three months ended March 31, 2019 includes our proportionate share of unrealized gains and losses on securities held for sale, which were then owned by AIC, related to our investment in AIC.
For further information about these and certain other such relationships and certain other related person transactions, refer to our 2019 Annual Report.
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
During the three months ended March 31, 2020, we recognized income tax expense of $342 which includes $51 of foreign taxes and $291 of state taxes. During the three months ended March 31, 2019, we recognized income tax expense of $1,059 which includes $315 of foreign taxes and $744 of state taxes.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 12. Segment Information
We aggregate our hotels and net lease portfolio into two reportable segments, hotel investments and net lease investments , based on their similar operating and economic characteristics.

	For the Three Months Ended March 31, 2020
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$383,503	$—	$—	$383,503
Rental income	807	99,265	—	100,072
FF&E reserve income	201	—	—	201
Total revenues	384,511	99,265	—	483,776

Expenses:
Hotel operating expenses	271,148	—	—	271,148
Other operating expenses	—	3,759	—	3,759
Depreciation and amortization	67,669	60,257	—	127,926
General and administrative	—	—	14,024	14,024
Loss on asset impairment	—	16,740	—	16,740
Total expenses	338,817	80,756	14,024	433,597

Gain (loss) on sale of real estate	—	(6,911)	—	(6,911)
Unrealized losses on equity securities	—	—	(5,045)	(5,045)
Interest income	147	—	115	262
Interest expense	—	—	(71,075)	(71,075)
Income (loss) before income taxes and equity in earnings of an investee	45,841	11,598	(90,029)	(32,590)
Income tax expense	—	—	(342)	(342)
Equity in losses of an investee	—	—	(718)	(718)
Net income (loss)	$45,841	$11,598	$(91,089)	$(33,650)

	As of March 31, 2020
	Hotels	Net Lease	Corporate	Consolidated
Total assets	$4,846,566	$3,960,512	$189,545	$8,996,623

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

	For the Three Months Ended March 31, 2019
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$454,863	$—	$—	$454,863
Rental income	5,598	63,075	—	68,673
FF&E reserve income	1,372	—	—	1,372
Total revenues	461,833	63,075	—	524,908

Expenses:
Hotel operating expenses	317,685	—	—	317,685
Other operating expenses	—	1,440	—	1,440
Depreciation and amortization	66,583	32,782	—	99,365
General and administrative	—	—	12,235	12,235
Total expenses	384,268	34,222	12,235	430,725

Gain on sale of real estate	—	159,535	—	159,535
Dividend income	—	—	876	876
Unrealized gains and losses on equity securities, net	—	—	20,977	20,977
Interest income	434	—	203	637
Interest expense	—	—	(49,766)	(49,766)
Income (loss) before income taxes and equity in earnings of an investee	77,999	188,388	(39,945)	226,442
Income tax expense	—	—	(1,059)	(1,059)
Equity in earnings of an investee	—	—	404	404
Net income (loss)	$77,999	$188,388	$(40,600)	$225,787

	As of December 31, 2019
	Hotels	Net Lease	Corporate	Consolidated
Total assets	$4,866,549	$4,042,831	$124,587	$9,033,967

Note 13. Fair Value of Assets and Liabilities
The table below presents certain of our assets and liabilities carried at fair value at March 31, 2020, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset or liability.

		Fair Value at Reporting Date Using
	Carrying Value at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2020	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurement Assets:
Investment in TA (1)	$6,686	$6,686	$—	$—
Non-recurring Fair Value Measurement Assets:
Assets of properties held for sale (2)	$56,688	$—	$56,688	$—
Assets of properties held and used (3)	$368	$—	$—	$368

(1)
Our 684,000 common shares of TA, which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs). Our historical cost basis for these shares is $17,407 as of March 31, 2020. During the three months ended March 31, 2020 we recorded unrealized losses of $5,045 and during the three months ended March 31, 2019, we recorded unrealized gains of $1,197 to adjust the carrying value of our investment in TA shares to its fair value.

(2)
As of March 31, 2020, we owned six net lease properties located in five states classified as held for sale with an aggregate net carrying value of $56,688. These properties are recorded at their estimated fair value less costs to sell based on purchase agreements with third-parties (Level 2 inputs as defined in the fair value hierarchy under GAAP). We recorded a $13,230 loss on asset impairment during the three months ended March 31, 2020 to reduce the carrying value of one of these properties to its estimated fair value less costs to sell.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

(3)
We recorded a $3,510 loss on asset impairment in the three months ended March 31, 2020 to reduce the carrying value of one net lease property to its estimated fair value of $368 based on discounted cash flow analyses (Level 3 inputs).

In addition to the investment securities included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, revolving credit facility, term loan, senior notes and security deposits. At March 31, 2020 and December 31, 2019, the fair values of these additional financial instruments approximated their carrying values in our condensed consolidated balance sheets due to their short-term nature or floating interest rates, except as follows:

	March 31, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Value (1)	Value	Value (1)	Value
Senior Unsecured Notes, due 2021 at 4.25%	$398,739	$389,728	$398,379	$406,838
Senior Unsecured Notes, due 2022 at 5.00%	497,124	369,308	496,821	526,500
Senior Unsecured Notes, due 2023 at 4.50%	499,473	356,455	499,432	520,478
Senior Unsecured Notes, due 2024 at 4.65%	348,396	255,073	348,295	364,277
Senior Unsecured Notes, due 2024 at 4.35%	818,443	619,191	818,075	848,847
Senior Unsecured Notes, due 2025 at 4.50%	346,602	232,694	346,431	361,783
Senior Unsecured Notes, due 2026 at 5.25%	343,366	257,297	343,083	369,185
Senior Unsecured Notes, due 2026 at 4.75%	446,058	314,674	445,905	464,315
Senior Unsecured Notes, due 2027 at 4.95%	394,838	357,354	394,649	414,012
Senior Unsecured Notes, due 2028 at 3.95%	391,046	293,268	390,759	393,940
Senior Unsecured Notes, due 2029 at 4.95%	417,505	331,351	417,307	434,248
Senior Unsecured Notes, due 2030 at 4.375%	388,806	304,156	388,522	394,788
Total financial liabilities	$5,290,396	$4,080,549	$5,287,658	$5,499,211

(1)	Carrying value includes unamortized discounts and premiums and issuance costs.
At March 31, 2020 and December 31, 2019, we estimated the fair values of our senior notes using an average of the bid and ask price of our then outstanding issuances of senior notes (Level 2 inputs).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2019 Annual Report.
Overview (dollar amounts in thousands, except share amounts and per-room hotel data)
We are a REIT organized under the laws of the State of Maryland. As of March 31, 2020, we owned 1,142 properties in 47 states, the District of Columbia, Canada and Puerto Rico.
Impact of COVID-19
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, and the United States declared a national emergency, and several states and municipalities declared public health emergencies due to this pandemic. The COVID-19 virus has continued to spread throughout the United States and the world. The COVID-19 pandemic and various governmental and market responses in an attempt to contain and mitigate the spread of the virus and its detrimental public health impact, have impacted and continue to severely and negatively impact the global economy, including the U.S. economy. Our business is focused on lodging and service retail properties, which have been some of the industries most severely and negatively impacted by the effects of the pandemic. These conditions have materially and adversely impacted our business, operations, financial results and liquidity. In particular, a variety of factors related to the COVID-19 pandemic have caused, and are expected to continue to cause, a decline in the lodging industry, including, but not limited to, (i) restrictions on travel and public gatherings imposed by governmental entities and employers, (ii) the closure of hotels, restaurants and other venues, and (iii) the postponement or cancellation of industry conventions and conferences, and other demand drivers of our hotels. The reduced economic activity resulting from these factors has severely and negatively impacted our operations. Our hotels have experienced a significant decline in occupancy and revenues.
During March 2020, we suspended operations at one extended stay hotel as a result of the COVID-19 pandemic. During April 2020, we suspended operations at 18 additional hotels (17 full-service hotels and one extended stay hotel) as a result of business volume declines. We continue to work with our operators to mitigate the impact on our hotel operations as a result of general economic and industry conditions relating to the COVID-19 pandemic including efforts to reduce operating expenses such as, but not limited to, staffing reductions and furloughs, utility consumption reductions, purchasing reductions and eliminations, service contract reductions and eliminations, food service and exercise facilities closures, and reduction and elimination of certain marketing expenditures. We have also agreed to suspend contributions to our FF&E reserves under certain of our agreements.
As a result of the depressed activity at our hotels and near term expected losses, several of our operators have requested working capital advances from us to pay operating expenses for our hotels. During April 2020, we advanced an aggregate of $70,723 of working capital to certain of our hotel operators to cover projected operating losses. We advanced $37,000 to IHG, $30,000 to Marriott, $2,423 to Wyndham and $1,300 to Hyatt. In addition, in May 2020, Sonesta requested $7,408 and Hyatt requested an additional $1,300 of working capital advances. We expect to fund these advances in May 2020. Under certain of our hotel agreements, working capital advances are reimbursable to us from a share of future cash flows from the applicable hotel operations in excess of the minimum returns due to us and certain management fees pursuant to the terms of the respective agreements. We may receive additional requests for working capital advances if lodging activity remains depressed for an extended period.
Our largest tenant, TA, is current on its rent obligations to us as of May 7, 2020. The travel centers operated by TA primarily provide goods and services to the trucking industry, and demand for trucking services in the United States generally reflects the amount of commercial activity in the U.S. economy. When the U.S. economy declines, demand for goods moved by trucks declines, and in turn demand for the products and services provided at our travel centers typically declines. Although TA’s services have been designated “essential services” by many public authorities, and as a result, all of our travel centers operated by TA are open and operating, although TA has also experienced negative impacts from the pandemic, including closing most of its full service restaurants, and implementing social distancing and other measures at its travel center stores.

In addition, some of our other net lease retail tenants have experienced closures and substantial declines in their businesses as a result of the COVID-19 pandemic. Some of these tenants have sought rent relief from us and we expect these closures, declines and requests to continue or increase in the future. During April 2020, we collected 45% of the rents due to us for the month from our other net lease tenants. We have entered into rent deferral agreements with 84 net lease retail tenants with leases requiring an aggregate of $61,963 of annual minimum rents. Generally these rent deferrals are for one to three months of rent and will be payable by the tenants over a 12 month period beginning in September 2020. As of May 7, 2020, we have deferred an aggregate of $8,584 of rent. If the economic downturn continues for a prolonged period, our operators and tenants and their businesses may become increasingly negatively impacted, which may result in our operators and tenants seeking assistance from us regarding their obligations owed to us, their being unable or unwilling to pay us returns or rents, their ceasing to pay us returns or rents and their ceasing to continue as going concerns.
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including:

•	our operators and tenants and their ability to withstand the current economic conditions and continue to pay us returns and rents,
•our operations, liquidity and capital needs and resources,
•conducting financial modeling and sensitivity analyses,

•
actively communicating with our operators and tenants and other key constituents and stakeholders in order to help assess market conditions, opportunities, best practices and mitigate risks and potential adverse impacts, and

•
monitoring, with the assistance of counsel and other specialists, possible government relief funding sources and other programs that may be available to us or our operators and tenants to enable us and them to operate through the current economic conditions and enhance our tenants’ ability to pay us returns and rents.

Despite the circumstances outlined above, we believe that our current financial resources and our expectations as to the future performance of the lodging industry and the industries in which our net lease retail tenants operate will enable us to withstand the COVID-19 pandemic and its aftermath. As of May 7, 2020, we have:

•
$500,000 of availability under our revolving credit facility and we have received a limited waiver of compliance with certain financial covenants under our credit agreement to ensure we have full access to undrawn amounts under such credit facility,

•	reduced our quarterly cash distributions on our common shares to $0.01 per share; a savings of $87,220 per quarter compared to prior distribution levels,

•	no debt maturities during the remainder of 2020 and with the next debt maturity thereafter being $400,000 of our senior notes due in February 2021, and

•	prioritized our projected capital improvement spending to projects in progress, maintenance capital and contractual obligations,
We do not have any employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business and property management agreements with RMR LLC. RMR LLC has implemented enhanced cleaning protocols and social distancing guidelines at its corporate headquarters and its regional offices, as well as business continuity plans to ensure RMR LLC employees remain safe and able to support us and the other companies to which RMR LLC and its subsidiaries provide management services, including providing appropriate information technology such as notebook computers, smart phones, computer applications, information technology security applications and technology support.
There are extensive uncertainties surrounding the COVID-19 pandemic and its aftermath. These uncertainties include among others:

•	the duration and severity of the current economic downturn;

•	the strength and sustainability of any economic recovery;

•
the timing and process for how the government and other market participants may oversee and conduct the return of economic activity when the COVID-19 pandemic abates, such as what continuing restrictions and protective measures may remain in place or be added and what restrictions and protective measures may be lifted or reduced in order to foster a return of increased economic activity in the United States; and

•
whether, following a recommencing of more normal levels of economic activities, the United States or other countries experience “second waves” of COVID-19 infection outbreaks and, if so, the responses of governments, businesses and the general public to those events.

As a result of these uncertainties, we are unable to determine what the ultimate impact will be on our operations and our operators and other stakeholders’ businesses, operations, financial results and financial positions. For further information and risks relating to the COVID-19 pandemic and its aftermath on us and our business, see Part II, Item 1A Risk Factors, in this Quarterly Report on Form 10-Q.
Acquisitions and Dispositions
On September 20, 2019, we acquired 767 properties with 12.4 million rentable square feet for an aggregate transaction value of $2,482,382, or the SMTA Transaction. The portfolio consisted of 767 service-oriented retail properties net leased to tenants in 23 distinct industries and 163 brands including quick service and casual dining restaurants, movie theaters, health and fitness, automotive parts and services and other service-oriented and necessity-based industries across 45 states. During the three months ended December 31,2019, we sold 130 net lease properties that we acquired in the SMTA Transaction in 28 states with 2,773,241 square feet and annual minimum rent of $43,180 for $513,012.
We were previously marketing for sale 20 Wyndham branded hotels with an aggregate net carrying value of $110,465 and 33 Marriott hotels with an aggregate net carrying value of $221,129 and were in the process of launching a marketing effort related to our 39 Sonesta ES Suites hotels with an aggregate net carrying value of $461,263. We currently expect any transactions related to these hotels will be delayed until later in 2020 or 2021 as a result of current market conditions and these transactions may be delayed further or may not occur.
On February 27, 2020, we entered into a transaction agreement with Sonesta pursuant to which we and Sonesta modified our existing business arrangements. Additional details regarding this transaction are set forth in Note 6 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.
Management agreements and leases. At March 31, 2020, we owned 329 hotels operated under six agreements. We leased 328 of these hotels to our wholly owned TRSs that are managed by hotel operating companies, and the one remaining hotel is leased to a hotel operating company. We own 813 service-oriented properties with 187 tenants subject to “triple net” leases, where the tenants are generally responsible for the payment of operating expenses and capital expenditures. Our condensed consolidated statements of comprehensive income include hotel operating revenues and hotel operating expenses from our managed hotels and rental income and other operating expenses from our leased hotel and net lease properties.
Many of our operating agreements and net leases contain security features, such as guarantees and security deposits, which are intended to protect minimum returns and rents due to us in accordance with our agreements regardless of property performance. However, the effectiveness of various security features to provide us uninterrupted receipt of minimum returns and rents is not assured, especially if economic conditions generally decline for a prolonged period. Also, certain of the guarantees that we hold are limited in amount and duration and do not provide for payment of the entire amount of the applicable minimum returns. As of March 31, 2020, we had $129,526 of security deposits and guarantees available to cover shortfalls in hotel cash flows available to pay the minimum returns due to us from certain hotel operators. Based on our current estimates, we project we will exhaust all of the security deposits and most of the guarantees our hotel operators have provided by as early as the second quarter of 2020.

Hotel Portfolio
Comparable hotels data. We present revenue per available room, or RevPAR, average daily rate, or ADR, and occupancy for the periods presented on a comparable basis to facilitate comparisons between periods. We generally define comparable hotels as those that were owned by us and were open and operating for the entire periods being compared. For the three months ended March 31, 2020 and 2019, we excluded eight hotels from our comparable results. Three of these hotels were not owned for the entire period, four were closed for major renovations and one suspended operations as a result of the COVID-19 pandemic during part of the periods presented. Based on our current estimates, we project that we will exhaust all of the security deposits and most of the guarantees our hotel operators have provided to us by as early as the end of the second quarter of 2020. If our hotel operators are unwilling or unable to fund our minimum returns and rents, we may have the right to terminate our operating agreements with that operator and change the operator of the hotel.
Hotel operations. During the three months ended March 31, 2020, the U.S. hotel industry generally realized decreases in ADR and RevPAR and declines in occupancy compared to the same period in 2019. During the three months ended March 31, 2020, our 321 comparable hotels that we owned continuously since January 1, 2019 produced aggregate year over year decreases in ADR, occupancy and RevPAR. We believe these results are primarily due to the market disruption resulting from the COVID-19 pandemic.
For the three months ended March 31, 2020 compared to the same period in 2019 for our 321 comparable hotels: ADR decreased 4.6% to $121.02; occupancy decreased 10.5 percentage points to 56.9%; and RevPAR decreased 19.5% to $68.86.
For the three months ended March 31, 2020 compared to the same period in 2019 for all our 329 hotels: ADR decreased 5.4% to $123.06; occupancy decreased 11.3 percentage points to 56.1%; and RevPAR decreased 21.2% to 69.04.
Net Lease Portfolio. As of March 31, 2020, we owned 813 net lease service-oriented retail properties with 14.5 million square feet and annual minimum rent of $379,503, which represented approximately 39% of our total annual minimum returns and rents. Our net lease portfolio was 98% occupied as of March 31, 2020, by 187 tenants with a weighted (by annual minimum rent) lease term of 11.1years, operating under 128 brands in 22 distinct industries. TA is our largest tenant. As of March 31, 2020, we leased 179 travel centers to TA under five master leases that expire between 2029 and 2035 and require annual minimum rents of $246,110 which represents 25.5% of our consolidated annual minimum rents and returns.
Additional details of our hotel operating agreements and our net lease agreements are set forth in Notes 6 and 10 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the table and notes thereto on pages 34 through 37 below.

Results of Operations (dollar amounts in thousands, except share amounts)
Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

	For the Three Months Ended March 31,
			Increase	% Increase
	2020	2019	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$383,503	$454,863	$(71,360)	(15.7)%
Rental income - hotels	807	5,598	(4,791)	(85.6)%
Rental income - net lease portfolio	99,265	63,075	36,190	57.4%
Total rental income	100,072	68,673	31,399	45.7%
FF&E reserve income	201	1,372	(1,171)	(85.3)%

Expenses:
Hotel operating expenses	271,148	317,685	(46,537)	(14.6)%
Other operating expenses	3,759	1,440	2,319	161.0%
Depreciation and amortization - hotels	67,669	66,583	1,086	1.6%
Depreciation and amortization - net lease portfolio	60,257	32,782	27,475	83.8%
Total depreciation and amortization	127,926	99,365	28,561	28.7%
General and administrative	14,024	12,235	1,789	14.6%
Loss on asset impairment	16,740	—	16,740	n/m

Other operating income:
Gain (loss) on sale of real estate	(6,911)	159,535	(166,446)	(104.3)%
Dividend income	—	876	(876)	(100.0)%
Unrealized gains (losses) on equity securities, net	(5,045)	20,977	(26,022)	(124.1)%
Interest income	262	637	(375)	(58.9)%
Interest expense	(71,075)	(49,766)	(21,309)	42.8%
Income (loss) before income taxes and equity earnings of an investee	(32,590)	226,442	(259,032)	(114.4)%
Income tax expense	(342)	(1,059)	717	(67.7)%
Equity in earnings (losses) of an investee	(718)	404	(1,122)	(277.7)%
Net income (loss)	$(33,650)	$225,787	$(259,437)	(114.9)%

Weighted average shares outstanding (basic)	164,370	164,278	92	0.1%
Weighted average shares outstanding (diluted)	164,370	164,322	48	n/m

Net income (loss) per common share (basic and diluted)	$(0.20)	$1.37	$(1.57)	(114.6)%
References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended March 31, 2020, compared to the three months ended March 31, 2019.
Hotel operating revenues. The decrease in hotel operating revenues is a result of decreased revenues at certain of our managed hotels primarily as a result of lower occupancies ($95,424), partially offset by the conversion of one hotel from a leased to a managed property ($12,787), increased revenues at certain of our managed hotels primarily as a result of higher occupancies ($6,960) and our hotel acquisitions since January 1, 2019 ($4,317). Additional operating statistics of our hotels are included in the table on page 36.
Rental income - hotels. The decrease in rental income – hotels is primarily the result of the conversion of one hotel from a leased to a managed property during the 2020 period ($2,894) and amending the lease terms for 48 vacation units we leased at one hotel during 2020 ($1,897). Rental income - hotels for the 2020 and 2019 periods includes $1,897 and $82, respectively, of adjustments to record rent on a straight-line basis.

Rental income - net lease portfolio. The increase in rental income - net lease portfolio is primarily a result of rents from properties we acquired pursuant to the SMTA Transaction ($36,609). We reduced rental income by $1,646 and $1,214 for the 2020 and 2019 periods, respectively, to record scheduled rent changes under certain leases, the deferred rent obligations payable to us under our TA leases and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks on a straight-line basis.
FF&E reserve income. FF&E reserve income represents amounts paid by certain of our hotel tenants into restricted accounts owned by us to accumulate funds for future capital expenditures. The terms of our hotel leases require these amounts to be calculated as a percentage of total sales at our hotels. We do not report the amounts, if any, which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income. The decrease in FF&E reserve income is the result of decreased sales at one leased hotel and the conversion of one hotel from a leased hotel to a managed property in the 2020 period.
Hotel operating expenses. The decrease in hotel operating expenses is a result of an increase in the amount of guaranty and security deposit utilization under certain of our hotel management agreements ($53,462) and a decrease at certain managed hotels undergoing renovations during all of part of the three months ended March 31, 2020 resulting primarily from lower occupancies ($13,008), partially offset by the conversion of one hotel from a leased to managed property during the 2020 period ($12,787), our hotel acquisitions since January 1, 2019 ($4,317), an increase in in wage and benefit costs, sales and marketing expenses and other operating costs at certain of our managed hotels ($2,535) and an increase in real estate taxes at certain of our hotels ($294). Certain guarantees and security deposits which have been applied to past payment deficits may be replenished from a share of subsequent cash flows from the applicable hotel operations pursuant to the terms of the respective operating agreements. When our guarantees and our security deposits are replenished by cash flows from hotel operations, we reflect such replenishments in our condensed consolidated statements of comprehensive income as an increase to hotel operating expenses. There were no such replenishments for either of the three months ended March 31, 2020 or 2019. When our guarantees and security deposits are utilized to cover shortfalls of hotel cash flows from the minimum payments due to us, we reflect such utilizations in our condensed consolidated statements of comprehensive income as a decrease to hotel operating expenses. Hotel operating expenses were decreased by $75,927 and $22,465 during the three months ended March 31, 2020 and 2019, respectively, as a result of such utilization.
Other operating expenses. The increase in other operating expenses is a result of operating expenses we pay at certain properties we acquired as part of the SMTA Transaction in September 2019.
Depreciation and amortization - hotels. The increase in depreciation and amortization - hotels is a result of the depreciation and amortization of improvements acquired with funds from our FF&E reserves or directly funded by us since January 1, 2019 ($5,878) and our hotel acquisitions since January 1, 2019 ($1,016), partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2019 ($5,808).
Depreciation and amortization - net lease portfolio. The increase in depreciation and amortization - net lease portfolio is a result of the depreciation and amortization of properties we acquired as part of the SMTA Transaction ($28,212) and the depreciation and amortization of net lease improvements we purchased since January 1, 2019 ($3,518), partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2019 ($4,255).
General and administrative. The increase in general and administrative costs is primarily due to increases in business management fees and professional service expenses.
Loss on asset impairment. We recorded a $16,740 loss on asset impairment during the three months ended March 31, 2020 to reduce the carrying value of two net lease properties to their estimated fair value.
Gain (loss) on sale of real estate. We recorded a $6,911 net loss on sale of real estate during the three months ended March 31, 2020 in connection with the sales of six net lease properties and a $159,535 gain on sale of real estate during the three months ended March 31, 2019 in connection with the sales of 20 travel centers.
Dividend income. Dividend income represents the dividends we received from our former investment in RMR Inc.
Unrealized gains (losses) on equity securities, net. Unrealized gains and losses on equity securities, net represents the adjustment required to adjust the carrying value of our former investment in RMR Inc., which we sold in July 2019, and our investment in TA common shares to their fair values as of March 31, 2020 and March 31, 2019.
Interest income. The decrease in interest income is due to lower average cash balances during the 2020 period.

Interest expense. The increase in interest expense is due to higher average outstanding borrowings, primarily as a result of our financing of the SMTA Transaction, partially offset by a lower weighted average interest rate in the 2020 period.
Income tax expense. We recognized lower state taxes during the 2020 period primarily due to a decrease in the amount of state sourced income subject to income taxes.
Equity in earnings (losses) of an investee. Equity in earnings (losses) of an investee represents our proportionate share of the earnings (losses) of Sonesta and AIC.
Net income (loss). Our net income (loss) and net income (loss) per common share (basic and diluted) each decreased in the 2020 period compared to the 2019 period primarily due to the revenue and expense changes discussed above.
Liquidity and Capital Resources (dollar amounts in thousands, except share amounts)
Our Managers and Tenants
As of March 31, 2020, 329 of our hotels (including one leased hotel) were included in six combination portfolio agreements ; and all 329 hotels were managed by or leased to hotel operating companies. Our 813 net lease properties were leased to187 tenants as of March 31, 2020. The costs of operating and maintaining our properties are generally paid by the hotel operators as agents for us or by our tenants for their own account. Our hotel managers and tenant derive their funding for property operating expenses and for returns and rents due to us generally from property operating revenues and, to the extent that these parties themselves fund our minimum returns and rents, from their separate resources. Our hotel managers and tenant include Marriott, IHG, Sonesta, Wyndham, Hyatt and Radisson. TA is our largest net lease tenant. No other net lease tenant represents more than 1% of our total annualized minimum returns or rents.
We are carefully monitoring the developments of the COVID-19 pandemic and its impact on our operators and tenants and our other stakeholders. As a result of the depressed activity at our hotels and near term expected losses, several of our hotel operators have requested working capital advances from us to pay operating expenses. During April 2020, we advanced an aggregate of $70,723 of working capital to certain of our hotel operators to cover projected operating losses. We advanced $37,000 to IHG, $30,000 to Marriott, $2,423 to Wyndham and $1,300 to Hyatt. Under certain of our hotel agreements, working capital advances are reimbursable to us from a share of future cash flows from the applicable hotel operations in excess of the minimum returns due to us and certain fees to the manager pursuant to the terms of the respective agreements. The amounts we have advanced to date may be insufficient to cover future losses and we may receive additional requests for working capital in the future.
TA, our largest tenant, is current on all its rent obligations to us as of May 7, 2020. During April 2020, we collected 45% of the rents due to us for the month from our other net lease tenants. We entered into rent deferral agreements with 84 net lease retail tenants with leases requiring an aggregate of $61,963 of annual minimum rents. Generally these rent deferrals are for one to three months of rent and will be payable by the tenants over a 12 month period beginning in September 2020. As of May 7, 2020, we have deferred an aggregate of $8,584 of rent. We expect to receive additional similar requests in the future, and we may determine to grant additional relief in the future, which may vary from the type of relief we have granted to date, and could include more substantial relief, if we determine it prudent or appropriate to do so. In addition, if any of our tenants are unable to continue as going concerns as a result of the current economic conditions or otherwise, we will experience a reduction in rents received and we may be unable to find suitable replacement tenants for an extended period or at all and the terms of our leases with those replacement tenants may not be as favorable to us as the terms of our agreements with our existing tenants. Further, we do not know whether any of our tenants will qualify for, and receive assistance from, the Coronavirus Aid, Relief and Economic Security Act or other government programs and, if they do, whether that assistance will be sufficient to enable them to pay rent to us. As a result of these uncertainties surrounding the COVID-19 pandemic and the duration and extent of the resulting economic downturn, we are unable to determine what the ultimate impact will be on our tenants and their ability and willingness to pay us rent. As a result of the uncertainties, we are unable to currently assess any additional impact this pandemic will have on our future cash flows.
We define coverage for each of our hotel operating agreements as total hotel property level revenues minus all hotel property level expenses and FF&E reserve escrows that are not subordinated to the hotel minimum returns or rents due to us divided by the hotel minimum returns or rents due to us. More detail regarding coverage, guarantees and other features of our hotel operating agreements is presented in the tables and related notes on pages 34 through 37. For the twelve months ended March 31, 2020, all six of our hotel operating agreements, representing 60% of our total annual minimum returns and rents, generated coverage of less than 1.0x (with a range from 0.38x to 0.92x).

We define net lease coverage as annual property level adjusted earnings before interest, taxes, depreciation, amortization and rent, or EBITDAR, divided by the annual minimum rent due to us, weighted by the minimum rent of the property to total minimum rents of the net lease portfolio. The annual property level adjusted EBITDAR is determined based on the most recent operating statements, if any, furnished by the tenant. Operating statements furnished by the tenant often are unaudited and, in certain cases, may not have been prepared in accordance with GAAP and are not independently verified by us. Properties that do not report operating information are excluded from the coverage calculations. As of March 31, 2020, our net lease properties generated coverage of 2.28x.
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
When cash flows from our hotels under certain of our agreements are less than the minimum returns or rents contractually due to us, we have utilized the applicable security features in our agreements to cover some of these shortfalls. However, several of the guarantees and all the security deposits we hold are for limited amounts, are for limited durations and may be exhausted or expire. Accordingly, the effectiveness of our various security features to provide uninterrupted payments to us is not assured. The COVID-19 pandemic has had a material and adverse effect on the lodging and service industries and our hotel managers’ and tenant’s businesses. If any of our hotel managers, tenants or guarantors default in their payment obligations to us, our cash flows will decline. Certain of our tenants’ businesses have been materially and adversely impacted by the COVID-19 pandemic, which may reduce their ability to pay us rent, increase the likelihood they will default in paying us rent and likely reduce the value of those properties. Based on our current estimates, we project that we will exhaust all of the security deposits and most of the guarantees our hotel operators have provided to us by as early as the second quarter of 2020.
On February 27, 2020, we entered into a transaction agreement with Sonesta pursuant to which we and Sonesta restructured our existing business arrangements, as follows:

•
We amended and restated our existing Sonesta agreement, and our existing pooling agreement with Sonesta, which combines our management agreements with Sonesta for purposes of calculating gross revenues, payment of hotel operating expenses, payment of fees and distributions and minimum returns due to us, as further described below;

•
We and Sonesta agreed to sell, rebrand or repurpose our 39 extended stay hotels currently managed by Sonesta, with an aggregate carrying value of $461,263 and which currently require aggregate minimum returns of $48,239. As the hotels are sold, rebranded or repurposed, the management agreement for the applicable hotel(s) will terminate without our being required to pay Sonesta a termination fee and the annual minimum returns due to us under our Sonesta agreement will decrease by the amount allocated to the applicable hotel(s);

•	Sonesta will continue to manage 14 of our full-service hotels and the aggregate annual minimum returns due for these hotels was reduced from $99,013 to $69,013;

•
Sonesta issued to us a number of its shares of common stock representing approximately (but not more than) 34% of its outstanding shares of common stock (post-issuance) and we entered into a stockholders agreement with Sonesta, Adam Portnoy and the other stockholder of Sonesta and a registration rights agreement with Sonesta;

•
We modified our Sonesta agreement and pooling agreement so that up to 5% of the gross revenues of each of our 14 full-service hotels managed by Sonesta will be escrowed for future capital expenditures as “FF&E reserves,” subject to available cash flow after payment of the annual minimum returns due to us and working capital advances, if any, under our Sonesta agreement;

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

Except as described above, the economic terms of our amended and restated Sonesta agreement and amended and restated pooling agreement are consistent with the historical Sonesta agreement and pooling agreement. Additional details of this agreement are set forth in Note 6 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, which disclosure is incorporated herein by reference.
We previously leased 48 vacation units to Wyndham Destinations, Inc. (NYSE: WYND) at our full-service hotel located in Chicago, IL, which Sonesta began managing in November 2019 and which had previously been managed by Wyndham. Effective March 1, 2020, Sonesta commenced managing those units and those units were added to our Sonesta agreement for that Chicago hotel.
Our Wyndham agreement expires on September 30, 2020 unless sooner terminated with respect to any of our Wyndham hotels that are sold or rebranded. Wyndham is required to pay us all cash flows of the hotels after payment of hotel operating costs. Wyndham is not entitled to any base management fees for the remainder of the agreement term.
Our Operating Liquidity and Capital Resources
Our principal sources of funds to meet operating and capital expenses, debt service obligations and distributions to our shareholders are minimum returns from our managed hotels, minimum rents from our leased hotel and net lease portfolio and borrowings under our revolving credit facility. We receive minimum returns and rents from our managers and tenants monthly. We may receive additional returns, percentage rents and our share of the operating profits of our managed hotels after payment of management fees and other deductions, if any, either monthly or quarterly, and these amounts are usually subject to annual reconciliations. We believe that these sources of funds will be sufficient to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders for the next twelve months and for the foreseeable future thereafter. Due to the economic uncertainty caused by the COVID-19 pandemic, we reduced our quarterly distribution to our shareholders for the quarter ended March 31, 2020 to $0.01 per share and we expect our quarterly distribution to continue at that rate. Further, our managers and tenants may become further or increasingly unable or unwilling to pay minimum returns and rents to us when due as a result of current economic conditions and, as a result, our cash flows and net income could decline.
Changes in our cash flows for the three months ended March 31, 2020 compared to the same period in 2019 were as follows: (1) cash flows provided by operating activities increased from $43,865 in 2019 to $97,016 in 2020; (2) cash flows from investing activities changed from $102,090 of cash provided by investing activities in 2019 to $69,614 of cash used in investing activities in 2020; and (3) cash flows used in financing activities decreased from $123,154 in 2019 to $8,906 in 2020.
The increase in cash flows provided by operating activities for the three months ended March 31, 2020 as compared to the prior year period is primarily due to an increase in the minimum returns and rents paid to us in the 2020 period due to our acquisitions and funding of improvements to our hotels since January 1, 2019, partially offset by higher interest payments in the 2020 period and an increase in security deposit utilization in the 2020 period. The change from cash flows provided by investing activities in the 2019 period to cash used in investing activities in the 2020 period is primarily due to the proceeds received from our sale of 20 travel centers in the 2019 period, partially offset by a decrease in real estate acquisition activity in the 2020 period. The decrease in cash used in financing activities for the three months ended March 31, 2020 as compared to the prior year period is primarily due to a higher net borrowings under our revolving credit facility compared to the 2019 period.
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

Our Investment and Financing Liquidity and Capital Resources
Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the three months ended March 31, 2020, our hotel managers and tenants deposited $33,806 to these accounts and spent $48,695 from the FF&E reserve escrow accounts to renovate and refurbish our hotels. As of March 31, 2020, there was $44,537 on deposit in these escrow accounts, which was held directly by us and is reflected in our condensed consolidated balance sheets as restricted cash. As a result of the COVID-19 pandemic and the adverse impact on the lodging industry and our properties, we and certain of our hotel operators have agreed to temporarily suspend the required contribution to our FF&E reserves under certain of our agreements through up to December 31, 2020, or earlier. depending on the agreement as further defined below. For more information, see Note 6 to our condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q. As a result, less cash will be available to us to fund future capital improvements and we may be required to provide additional fundings in excess of amounts that otherwise would have been available in escrowed FF&E reserves.
Our hotel operating agreements generally provide that, if necessary, we may provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. To the extent we make such additional fundings, our annual minimum returns or rents generally increase by a percentage of the amount we fund. During the three months ended March 31, 2020, we funded $34,448 for capital improvements in excess of FF&E reserve fundings available from hotel operations to our hotels as follows:

•
During the three months ended March 31, 2020, we funded $300 for capital improvements to certain hotels under our Marriott agreement using cash on hand and borrowings under our revolving credit facility. Under the Marriott agreement, we have previously agreed to fund capital improvements of approximately $400,000 at certain hotels over a four-year period. We and Marriott have agreed to defer certain capital improvement projects previously scheduled for 2020 based on current market conditions. Also, we and Marriott agreed to suspend contributions to the FF&E reserve under our Marriott agreement for six months effective March 1, 2020 as a result of current market conditions. We currently expect to fund $48,000 for capital improvements under this agreement during the last nine months of 2020 using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the contractual minimum returns payable to us increase.

•
We funded $3,900 for capital improvements to hotels under our IHG agreement during the three months ended March 31, 2020. We currently do not expect to fund any capital improvements during the last nine months of 2020. Effective March 1, 2020, we and IHG agreed to suspend contributions to the FF&E reserve under our IHG agreement for the remainder of 2020 as a result of current market conditions.

•
Under our Sonesta agreement, FF&E deposits are required only if there are excess cash flows after our payment of minimum returns and reimbursement of owner or manager advances, if any. During the three months ended March 31, 2020, we funded $29,036 for capital improvements to certain hotels included in our Sonesta agreement using cash on hand and borrowings under our revolving credit facility. We currently expect to fund $22,000 of capital improvements during the remainder of 2020 under this agreement using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the contractual minimum returns payable to us increase.

•
We did not fund any capital improvements under our Hyatt agreement during the three months ended March 31, 2020. We currently do not expect to fund any capital improvements under this agreement during the last nine months of 2020. Also, effective March 1, 2020, we and Hyatt agreed to suspend contributions to the FF&E reserve under our Hyatt agreement for the remainder of 2020 as a result of current market conditions.

•
We did not fund any capital improvements under our Radisson agreement during the three months ended March 31, 2020. We currently do not expect to fund any capital improvements under this agreement during the last nine months of 2020. Also, effective April 1, 2020, we and Radisson agreed to suspend contributions to the FF&E reserve under our Radisson agreement through the remainder of 2020 as a result of market conditions.

•
No FF&E escrow deposits are required under our Wyndham agreement. We are required to reimburse Wyndham for capital improvements to hotels in our Wyndham agreement. During the three months ended March 31, 2020, we reimbursed $1,212 of capital improvements to certain hotels included in our Wyndham agreement using cash on hand. We currently expect to fund $1,200 capital improvements under this agreement for the remainder of 2020 using cash on hand and borrowings under our revolving credit facility.

Our net lease portfolio leases do not require FF&E escrow deposits. However, tenants under these leases are required to maintain the leased properties, including structural and non-structural components. Tenants under certain of our net lease portfolio leases, including TA, may request that we purchase qualifying capital improvements to the leased facilities in return for minimum rent increases or we may agree to provide allowances for tenant improvements upon execution of new leases or when renewing our existing leases. We funded $4,179 of capital improvements to properties under these lease provisions during the three months ended March 31, 2020. Tenants are not obligated to request and we are not obligated to purchase any such improvements.
As of March 31, 2020, we had $1,270 of unspent leasing-related obligations assumed as a part of the SMTA Transaction.
During the three months ended March 31, 2020, we acquired three net lease properties with approximately 6,696 square feet in two states for an aggregate purchase price of $7,071 including acquisition related costs of $71 using cash on hand.
During the three months ended March 31, 2020, we sold six net lease properties with approximately 292,276 square feet in five states for an aggregate sales price of $8,010 excluding closing costs.
We entered into agreements to sell seven net lease properties with approximately 821,068 square feet in six states with leases requiring an aggregate of $5,433 annual minimum rents as of March 31, 2020 for an aggregate sales price of $59,500, excluding closing costs. We expect these sales to be completed by the third quarter of 2020.

On February 20, 2020, we paid a regular quarterly distribution to our common shareholders of record on January 27, 2020 of $0.54 per share, or $88,863. On March 30, 2020, we declared our regular quarterly distribution of $0.01 per share, or approximately $1,646, to shareholders of record on April 21, 2020. We expect to pay this amount on May 21, 2020 using cash on hand.
We had previously begun marketing for sale 20 Wyndham branded hotels with an aggregate net carrying value of $110,465 and 33 Marriott hotels with an aggregate net carrying value of $221,129 and were in the process of launching a marketing effort related to our 39 Sonesta ES Suites hotels with an aggregate net carrying value of $461,263. We currently expect any transactions related to these hotels will be delayed until later in 2020, or until 2021 as a result of current market conditions and these transactions may be delayed beyond those dates and they may not occur.
In order to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $1,000,000 revolving credit facility and $400,000 term loan which are governed by a credit agreement with a syndicate of institutional lenders. The maturity date of our revolving credit facility is July 15, 2022, and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to extend the maturity date of this facility for two additional six-month periods. We are required to pay interest at the rate of LIBOR plus a premium, which was 135 basis points per annum at March 31, 2020, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 25 basis points per annum at March 31, 2020. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. As of March 31, 2020, the annual interest rate payable on borrowings under our revolving credit facility was 1.85%. As of March 31, 2020, we had $457,000 outstanding and $543,000 available to borrow under our revolving credit facility. As of May 7, 2020, we had $500,000 amounts outstanding and $500,000 available to borrow under our revolving credit facility.
Our term loan, which matures on July 15, 2023, is prepayable without penalty at any time. We are required to pay interest on the amount outstanding under our term loan at the rate of LIBOR plus a premium, which was 135 basis points per annum at March 31, 2020. The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of March 31, 2020, the annual interest rate for the amount outstanding under our term loan was 2.93%.
Our credit agreement also includes a feature under which the maximum borrowing availability may be increased to up to $2,300,000 on a combined basis in certain circumstances.
On May 8, 2020, we amended the credit agreement governing our $1,000,000 unsecured revolving credit facility and $400,000 unsecured term loan. The amendment provides for a waiver of certain of the financial covenants under our credit agreement through the Waiver Period during which, subject to certain conditions, we will continue to have access to undrawn amounts under the credit facility.

During the Waiver Period, and continuing thereafter until such time as we have demonstrated compliance with certain of our financial covenants as of June 30, 2021:

•	we will be required to maintain unrestricted liquidity (unrestricted cash or undrawn availability under our $1,000,000 revolving credit facility) of not less than $125,000;

•	our interest premium over LIBOR under our revolving credit facility and term loan will be increased by 50 basis points;

•
our ability to pay distributions on our common shares will be limited to amounts required to maintain our qualification for taxation as a REIT and to avoid the payment of certain income and excise taxes, and to pay a cash dividend of $.01 per common share per quarter;

•
we will be subject to certain additional covenants, including additional restrictions on our ability to incur indebtedness (with exceptions for borrowings under our revolving credit facility and certain other categories of secured and unsecured indebtedness), and to acquire real property or make other investments (with exceptions for, among other things, certain categories of capital expenditures and costs, and certain share purchases); and

•
we will generally be required to apply the net cash proceeds from the disposition of assets, capital markets transactions, debt refinancings or COVID-19 government stimulus programs to the repayment of outstanding loans under the credit agreement.

We have provided equity pledges of certain of our property owning subsidiaries to secure our obligations under the credit agreement. We will be required to pledge the equity of additional property owning subsidiaries in the event that the Collateral Value Percentage, exceeds 50%. These pledges are subject to release in full, (i) subject to the satisfaction of certain conditions, including, among other things, our having complied with the financial covenants under the credit agreement for two fiscal quarters following the end of the Waiver Period or (ii) in connection with Qualified Note Issuance, provided that, among other conditions, the outstanding amount of the revolving facility does not exceed $750,000 and the term loan has been paid in full. If, following a release of pledges in connection with Qualified Note Issuance, a request for a borrowing under the revolving facility would result in more than $750,000 outstanding under the revolving facility, we are required to deliver new equity pledges such that the Collateral Value Percentage is no more than 50%. We have the right to substitute collateral and otherwise obtain the release of pledged subsidiaries in certain circumstances. While the equity pledges remain in effect, we will remain subject to the restrictions our ability to pay distributions on our common shares that are described above.
Our term debt maturities (other than our revolving credit facility and term loan) as of March 31, 2020 were as follows:

Year	Maturity
2020	$—
2021	400,000
2022	500,000
2023	500,000
2024	1,175,000
2025	350,000
2026	800,000
2027	400,000
2028	400,000
2029	425,000
2030	400,000
$5,350,000
None of our unsecured debt obligations require principal or sinking fund payments prior to their maturity dates.
We currently expect to use cash on hand, the cash flows from our operations, borrowings under our revolving credit facility, net proceeds from any asset sales and net proceeds of offerings of equity or debt securities to fund our future debt maturities, operations, capital expenditures, distributions to our shareholders and other general business purposes.

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
Our ability to complete, and the costs associated with, future debt transactions depends primarily upon credit market conditions and our then creditworthiness. We have no control over market conditions. Our credit ratings depend upon evaluations by credit rating agencies of our business practices and plans, including our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity capital market conditions and our ability to conduct our business to maintain and grow our operating cash flows. We intend to conduct our business activities in a manner which will afford us reasonable access to capital for investment and financing activities. However, as discussed elsewhere in this Quarterly Report on Form 10-Q, the duration and severity of the current economic downturn resulting from the COVID-19 pandemic are uncertain and may have various negative consequences on us and our operations including a decline in financing availability and increased costs for financing. Further, such conditions could also disrupt the capital markets generally and limit our access to financing from public sources or on favorable terms, particularly if the global financial markets experience significant disruptions.
Off Balance Sheet Arrangements
As of March 31, 2020, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants
Our debt obligations at March 31, 2020 consisted of outstanding borrowings under our $1,000,000 revolving credit facility, our $400,000 term loan and $5,350,000 of publicly issued term debt. Our publicly issued term debt is governed by our indentures and related supplements. These indentures and related supplements and our credit agreement contain covenants that generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, and require us to maintain various financial ratios and our credit agreement restricts our ability to make distributions under certain circumstances. Our credit agreement and our unsecured senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business manager. As of March 31, 2020, we believe we were in compliance with all of the covenants under our indentures and their supplements and our credit agreement. As noted previously, in response to current market conditions we and our lenders amended our credit agreement to provide limited waivers of certain covenants.
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
Management Agreements, Leases and Operating Statistics (dollar amounts in thousands)
As of March 31, 2020, we owned and managed a diverse portfolio of hotels and net lease properties across the United States and in Puerto Rico and Canada with 148 brands across 23 industries.

Hotel Portfolio
As of March 31, 2020, 329 of our hotels (including one leased hotel) were included in six portfolio agreements. As of March 31, 2020, our hotels were managed by or leased to separate affiliates of IHG, Marriott, Sonesta, Hyatt, Radisson and Wyndham under six agreements.
The tables and related notes below through page 36 summarize significant terms of our hotel lease and management agreements as of March 31, 2020. These tables also include statistics reported to us or derived from information reported to us by our hotel managers and tenant. These statistics include coverage of our minimum returns or minimum rents and occupancy, ADR and RevPAR for our hotel properties. We consider these statistics and the management agreement or lease security features also presented in the tables and related notes on the following pages to be important measures of our managers’ and tenant’s success in operating our hotel properties and their ability to continue to pay us. However, this third party reported information is not a direct measure of our financial performance and we have not independently verified the operating data.

Operating Agreement Reference Name	Number of Properties	Number of Rooms or Suites (Hotels)	Investment (1)	Annual Minimum Return/Rent (2)	Rent / Return Coverage (3)
					Three Months Ended		Twelve Months Ended
					March 31,		March 31,
					2020	2019	2020	2019
IHG (4)	103	17,154	2,381,721	216,551	0.34x	0.76x	0.80x	1.02x
Marriott (5)	122	17,086	1,860,135	190,603	0.39x	0.91x	0.92x	1.12x
Sonesta (6)	53	9,541	1,993,718	118,941	(0.22x)	0.39x	0.38x	0.65x
Hyatt (7)	22	2,724	301,942	22,037	0.38x	0.92x	0.76x	1.00x
Radisson (8)	9	1,939	289,139	20,442	0.11x	0.45x	0.84x	0.97x
Wyndham (9)	20	2,914	218,361	18,914	(0.25x)	0.23x	0.38x	0.51x
Total / Average Hotels	329	51,358	7,045,016	587,488	0.20x	0.70x	0.73x	0.95x

(1)
Represents the historical cost of our hotel properties plus capital improvements funded by us less impairment write-downs, if any, and excludes capital improvements made from FF&E reserves funded from hotel operations which do not result in increases in hotel minimum returns or rents.

(2)
Each of our hotel management agreements or leases provides for payment to us of an annual minimum return or rent, respectively. Certain of these minimum payment amounts are secured by full or limited guarantees or security deposits as more fully described below. In addition, certain of our hotel management agreements provide for payment to us of additional amounts to the extent of available cash flows as defined in the management agreement. Payments of these additional amounts are not guaranteed or secured by deposits. Annualized minimum rent amounts represent cash rent amounts due to us and exclude adjustments necessary to record rent on a straight-line basis.

(3)
We define hotel coverage as combined total hotel property level revenues minus all hotel property level expenses and FF&E reserve escrows that are not subordinated to hotel minimum returns or rents due to us (which data is provided to us by our hotel managers or tenant), divided by the hotel minimum returns or rents due to us. Coverage amounts for our IHG agreement include data for periods prior to our ownership of certain hotel properties. Coverage amounts for our Sonesta agreement include data for two hotels prior to when they were managed by Sonesta.

(4)
We lease 102 IHG branded hotels (20 Staybridge Suites®, 61 Candlewood Suites®, two InterContinental®, 11 Crowne Plaza®, three Holiday Inn® and five Kimpton® Hotels & Restaurants) in 30 states in the U.S., the District of Columbia and Ontario, Canada to one of our wholly owned TRSs. These 102 hotels are managed by subsidiaries of IHG under a combination management agreement. We lease one additional InterContinental® branded hotel in Puerto Rico to a subsidiary of IHG. The annual minimum return amount presented in the table above includes $7,908 of minimum rent related to the leased Puerto Rico hotel. The management agreement and the lease expire in 2036; IHG has two renewal options for 15 years each for all, but not less than all, of the hotels.

As of March 31, 2020, we held a security deposit of $42,063 under this agreement to cover payment shortfalls of our minimum return. This security deposit, if utilized, may be replenished and increased up to $100,000 from the hotels' available cash flows in excess of our minimum return, working capital advances and certain management fees. Under this agreement, IHG is required to maintain a minimum security deposit of $37,000.
In addition to our minimum return, this management agreement provides for an annual additional return payment to us of $12,067 from the hotels' available cash flows after payment of hotel operating expenses, funding of the required FF&E reserve payment of our minimum return, working capital advances, payment of certain management fees and replenishment and expansion of the security deposit., if any. In addition, the agreement provides for payment to us of 50% of the hotels' available cash flows after payment to us of the annual additional return amount. These additional return amounts are not guaranteed or secured by the security deposit we hold.
Our IHG agreement requires 5% of gross revenues from hotel operations be placed in escrow for hotel maintenance and periodic renovations, or an FF&E reserve. As a result of current market conditions, effective March 1, 2020, we and IHG have agreed to suspend contributions to the FF&E reserve under our IHG agreement for the remainder of 2020.

(5)
We lease our 122 Marriott branded hotels (two full-service Marriott®, 35 Residence Inn by Marriott®, 71 Courtyard by Marriott®, 12 TownePlace Suites by Marriott® and two SpringHill Suites by Marriott® hotels) in 30 states to certain of our TRSs. The hotels under the Marriott agreement are managed by subsidiaries of Marriott and require aggregate annual minimum returns of $190,603. The Marriott agreement is scheduled to expire in 2035 and Marriott has two renewal options for 10 years each for all, but not less than all, of the hotels.

As of March 31, 2020, we held a security deposit of $4,790 under this agreement to cover payment shortfalls of our minimum return. This security deposit, if utilized, may be replenished and increased up to $64,700 from a share of the hotels’ available cash flows in excess of our minimum return, certain management fees and working capital advances. Marriott has also provided us with a $30,000 limited guaranty to cover payment shortfalls up to 85% of our minimum return after the available security deposit balance has been depleted. This limited guaranty expires in 2026.

In addition to our minimum return, this agreement provides for payment to us of 60% of the hotels' available cash flows after payment of hotel operating expenses, funding of the required FF&E reserve, payment of our minimum return, payment of certain management fees, working capital advances and replenishment of the security deposit. This additional return amount is not guaranteed or secured by the security deposit.
Our Marriott agreement requires 5.5% to 6.5% of gross revenues from hotel operations be placed in an FF&E reserve. As a result of current market conditions, we and Marriott have agreed to suspend contributions to the FF&E reserve under our Marriott agreement for six months effective March 1, 2020.

(6)
We lease our 53 Sonesta branded hotels (seven Royal Sonesta® Hotels, seven Sonesta Hotels & Resorts® and 39 Sonesta ES Suites® hotels) in 26 states to one of our TRSs. The hotels are managed by Sonesta under a combination management agreement which expires in 2037; Sonesta has two renewal options for 15 years each for all, but not less than all, of these 53 hotels.

We have no security deposit or guaranty from Sonesta. Accordingly, payment by Sonesta of the minimum return due to us under this management agreement is limited to the hotels' available cash flows after the payment of operating expenses, including certain management fees, and we are financially responsible for operating cash flows deficits, if any.
In addition to our minimum return, this management agreement provides for payment to us of 80% of the hotels' available cash flows after payment of hotel operating expenses, including certain management fees to Sonesta, our minimum return, working capital advances and any required FF&E reserves.

(7)
    We lease our 22 Hyatt Place® branded hotels in 14 states to one of our TRSs. The hotels are managed by a subsidiary of Hyatt , under a combination management agreement that expires in 2030; Hyatt has two renewal options for 15 years each for all, but not less than all, of the hotels.

We have a limited guaranty of $50,000 under this agreement to cover payment shortfalls of our minimum return. As of March 31, 2020, the available Hyatt guaranty was $16,026. The guaranty is limited in amount but does not expire in time and may be replenished from a share of the hotels' available cash flows in excess of our minimum return and our working capital advances.
In addition to our minimum return, this management agreement provides for payment to us of 50% of the hotels' available cash flows after payment of operating expenses, funding the required FF&E reserve, payment of our minimum return, our working capital advances and reimbursement to Hyatt of working capital and guaranty advances, if any. This additional return is not guaranteed.
Our Hyatt agreement requires 5% of gross revenues from hotel operations be placed in an FF&E reserve. As a result of current market conditions, effective March 1, 2020, we and Hyatt have agreed to suspend contributions to the FF&E reserve under our Hyatt agreement for the remainder of 2020.

(8)
We lease our nine Radisson branded hotels (four Radisson® Hotels & Resorts, four Country Inns & Suites® by Radisson and one Radisson Blu® hotel) in six states to one of our TRSs and these hotels are managed by a subsidiary of Radisson under a combination management agreement which expires in 2035 and Radisson has two 15-year renewal options for all, but not less than all, of the hotels.

We have a limited guaranty of $47,523 under this agreement to cover payment shortfalls of our minimum return. As of March 31, 2020, the available Radisson guaranty was $36,647. The guaranty is limited in amount but does not expire in time and may be replenished from a share of the hotels' available cash flows in excess of our minimum return and our working capital advances.
In addition to our minimum return, this management agreement provides for payment to us of 50% of the hotels' available cash flows after payment of operating expenses, funding the required FF&E reserve, payment of our minimum return, our working capital advances and reimbursement to Radisson of working capital and guaranty advances, if any. This additional return is not guaranteed.
Our Radisson agreement requires 5% of gross revenues from hotel operations be placed in an FF&E reserve. As a result of current market conditions, effective April 1, 2020, we and Radisson have agreed to suspend contributions to the FF&E reserve under our Radisson agreement for the remainder of 2020.

(9)
We lease our 20 Wyndham branded hotels (four Wyndham Hotels and Resorts® and 16 Hawthorn Suites® hotels) in 13 states to one of our TRSs. The hotels are managed by a subsidiary of Wyndham under a combination management agreement which expires in September 2020. We have no guarantee or security deposit from Wyndham. Payment by Wyndham is limited to the available cash flows after payment of operating expenses. Wyndham is not entitled to any base management fees for the remainder of the agreement.

The following tables summarize the operating statistics, including ADR, occupancy and RevPAR reported to us by our hotel managers or tenant by management agreement or lease for the periods indicated. All operating data presented are based upon the operating results provided by our hotel managers and tenant for the indicated periods. We have not independently verified our managers’ or tenant’s operating data.

	No. of	No. of Rooms /	Three Months Ended March 31,
	Hotels	Suites	2020	2019	Change
ADR
IHG (1)	103	17,154	$114.07	$122.70	(7.0%)
Marriott	122	17,086	138.02	140.21	(1.6%)
Sonesta (1) (2)	53	9,541	134.47	145.97	(7.9%)
Hyatt	22	2,724	106.95	112.98	(5.3%)
Radisson (1)	9	1,939	125.48	129.66	(3.2%)
Wyndham	20	2,914	77.19	82.70	(6.7%)
All Hotels Total / Average	329	51,358	$123.06	$130.04	(5.4%)

OCCUPANCY
IHG (1)	103	17,154	62.5%	72.3%	(9.8	) pts
Marriott	122	17,086	52.9%	65.4%	(12.5	) pts
Sonesta (1) (2)	53	9,541	50.8%	63.0%	(12.2	) pts
Hyatt	22	2,724	59.5%	74.5%	(15.0	) pts
Radisson (1)	9	1,939	53.2%	63.3%	(10.1	) pts
Wyndham	20	2,914	52.8%	60.4%	(7.6	) pts
All Hotels Total / Average	329	51,358	56.1%	67.4%	(11.3	) pts

RevPAR
IHG (1)	103	17,154	$71.29	$88.71	(19.6%)
Marriott	122	17,086	73.01	91.70	(20.4%)
Sonesta (1) (2)	53	9,541	68.31	91.96	(25.7%)
Hyatt	22	2,724	63.64	84.17	(24.4%)
Radisson (1)	9	1,939	66.76	82.07	(18.7%)
Wyndham	20	2,914	40.76	49.95	(18.4%)
All Hotels Total / Average	329	51,358	$69.04	$87.65	(21.2%)

(1)	Operating data includes data for certain hotels for periods prior to when we acquired them.

(2)	Operating data includes data for two hotels for periods prior to when these were managed by Sonesta.
Net Lease Portfolio
As of March 31, 2020, our 813 net lease properties located in 44 states were leased to187 tenants. These tenants operate in 22 distinct industries including travel centers, casual dining and quick service restaurants, movie theaters, health and fitness, automobile service and others. TA is our largest tenant and leases 179 travel centers under five master lease agreements that expire between 2029 and 2035 and require annual minimum rents of $246,110, which represents approximately 25.5% of our total minimum returns and rent as of March 31, 2020.
As of March 31, 2020, our net lease properties were 98% occupied and we had 17 properties available for lease. During 2020 we entered into lease renewals for 59,694 rentable square feet at weighted (by rentable square feet) average rents that were 14.8% below prior rents for the same space. The weighted (by rentable square feet) average lease term for these leases was 5.1 years. There were no leasing concessions or capital commitments for these leases.

As of March 31, 2020, our net lease tenants operated across more than 128 brands. The following table identifies the top ten brands.

	Brand	No. of Buildings	Investment (1) (2) (3)	Percent of Total Investment	Annualized Minimum Rent (2) (3)	Percent of Total Annualized Minimum Rent (2) (3)	Coverage (4)

1.	TravelCenters of America	134	$2,281,589	43.4%	$168,011	44.3%	1.98x
2.	Petro Stopping Centers	45	1,021,226	19.4%	78,099	20.6%	1.61x
3.	AMC Theatres	13	121,701	2.3%	10,475	2.8%	1.33	x
4.	The Great Escape	14	98,242	1.9%	7,140	1.9%	4.13	x
5.	Life Time Fitness	3	92,617	1.8%	5,246	1.4%	3.56	x
6.	Casual Male	1	56,744	1.1%	5,221	1.4%	1.22	x
7.	Buehler's Fresh Foods	5	76,536	1.5%	5,143	1.4%	2.09	x
8.	Heartland Dental	59	61,120	1.2%	4,427	1.2%	3.67	x
9.	Pizza Hut	62	61,434	1.2%	4,237	1.1%	1.36	x
10.	Regal Cinemas	6	44,476	0.8%	3,658	1.0%	1.84	x
11.	Other (5)	471	1,337,464	25.4%	87,846	22.9%	3.4	x
	Total	813	$5,253,149	100.0%	$379,503	100.0%	2.28	x

(1)	Represents historical cost of our properties plus capital improvements funded by us less impairment write-downs, if any.

(2)
Each of our leases provides for payment to us of minimum rent. Certain of these minimum payment amounts are secured by full or limited guarantees. Annualized minimum rent amounts represent cash rent amounts due to us and exclude adjustments, if any, to record scheduled rent changes under certain of our leases, the deferred rent obligations payable to us under our leases with TA, and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks at our travel centers on a straight-line basis, or any reimbursement of expenses paid by us.

(3)	As of March 31, 2020, we have six net lease properties with a carrying value of $56,688 and annual minimum rent of $5,433 classified as held for sale.

(4)	See page 28 for our definition of coverage. Coverage amounts include data for certain properties for periods prior to when we assumed ownership of them.

(5)	Other includes 118 distinct brands with an average investment of $11,334 and average annual minimum rent of $744.
As of March 31, 2020, our top 10 net lease tenants based on annualized minimum rent are listed below.

	Tenant	Brand Affiliation	No. of Buildings	Investment (1) (2)	Percent of Total Investment	Annualized Minimum Rent (2) (3)	Percent of Total Annualized Minimum Rent	Coverage (4)

1.	TravelCenters of America	TravelCenters	179	$3,302,815	62.9%	$246,110	64.8%	1.87x	(5) (6)
2.	Universal Pool Co., Inc.	The Great Escape	14	98,242	1.9%	7,140	1.9%	4.13x
3.	Healthy Way of Life II, LLC	Life Time Fitness	3	92,617	1.8%	5,246	1.4%	3.56x	(5)
4.	Destination XL Group, Inc.	Casual Male	1	56,744	1.1%	5,221	1.4%	1.22x	(7)
5.	Styx Acquisition, LLC	Buehler's Fresh Foods	5	76,536	1.5%	5,143	1.4%	2.09x	(5)
6.	Professional Resource Development, Inc.	Heartland Dental	59	61,120	1.2%	4,427	1.2%	3.67x
7.	Carmike Cinemas, LLC	AMC Theatres	6	44,621	0.8%	4,068	1.1%	1.72x
8.	Regal Cinemas, Inc.	Regal Cinemas	6	44,476	0.8%	3,658	1.0%	1.84x
9.	Eastwynn Theatres, Inc.	AMC Theatres	5	41,771	0.8%	3,541	0.9%	0.87x
10.	Express Oil Change, L.L.C.	Express Oil Change	23	49,724	0.9%	3,379	0.9%	3.44x
	Subtotal, top 10		301	3,868,666	73.7%	287,933	76.0%	1.88x
11.	Other (8)	Various	512	1,384,483	26.3%	91,570	24.0%	3.25x
	Total		813	$5,253,149	100.0%	$379,503	100.0%	2.28x

(1)	Represents historical cost of our net lease properties plus capital improvements funded by us less impairment write-downs, if any.

(2)
Each of our leases provides for payment to us of minimum rent. Certain of these minimum payment amounts are secured by full or limited guarantees. Annualized minimum rent amounts represent cash rent amounts due to us and exclude adjustments, if any, to record scheduled rent changes under certain of our leases, the deferred rent obligations payable to us under our leases with TA, and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks at our travel centers on a straight-line basis, or any reimbursement of expenses paid by us.

(3)	As of March 31, 2020, we have six net lease properties with an aggregate carrying value of $56,688 and annual minimum rent of $5,433 classified as held for sale.

(4)	See page 28 for our definition of coverage. Coverage amounts include data for certain properties for periods prior to when we assumed ownership of them.

(5)	Leases subject to full or partial corporate guarantee.

(6)
TA is our largest tenant. We lease 179 travel centers (134 under the TravelCenters of America brand and 45 under the Petro Stopping Centers brand) to a subsidiary of TA under master leases that expire in 2029, 2031, 2032, 2033 and 2035, respectively. TA has two renewal options for 15 years each for all of the travel centers. In addition to the payment of our minimum rent, the TA leases provide for payment to us of percentage rent based on increases in total non-fuel revenues over base levels (3% of non-fuel revenues above 2015 non-fuel revenues). These leases provide for payment of an additional half percent (0.5%) of non-fuel revenues above 2019 non-fuel base revenues. TA's remaining deferred rent obligation of $52,843 is being paid in quarterly installments of $4,404 through January 31, 2023.

(7)	This property is held for sale at March 31, 2020.

(8)	Other includes 177 tenants with an average investment of $7,822 and average annual minimum rent of $517.
As of March 31, 2020, our net lease tenants operated across 22 distinct industries within the service-oriented retail sector of the U.S. economy.

Industry	No. of Buildings	Investment (1) (2)	Percent of Total Investment	Annualized Minimum Rent (2) (3)	Percent of Total Annualized Minimum Rent	Coverage (4)

Travel Centers	182	$3,344,496	63.7%	$249,230	65.6%	1.86x
Restaurants-Quick Service	249	319,869	6.1%	20,723	5.5%	2.44x
Movie Theaters	24	209,846	4.0%	17,832	4.7%	1.43x
Restaurants-Casual Dining	63	222,103	4.2%	12,709	3.3%	2.43x
Health and Fitness	13	184,744	3.5%	10,979	2.9%	2.83x
Miscellaneous Retail	19	114,433	2.2%	8,866	2.3%	3.43x
Medical/Dental Office	72	118,098	2.2%	9,099	2.4%	3.56x
Grocery	19	129,219	2.5%	8,598	2.3%	2.72x
Automotive Parts and Service	63	96,496	1.8%	6,529	1.7%	2.85x
Apparel	2	67,770	1.3%	5,891	1.6%	1.54x
Automotive Dealers	9	64,756	1.2%	4,664	1.2%	4.54x
Entertainment	4	61,436	1.2%	4,238	1.1%	2.34x
Educational Services	9	55,647	1.1%	3,719	1.0%	3.13x
Sporting Goods	3	52,022	1.0%	3,489	0.9%	3.44x
Miscellaneous Manufacturing	7	32,873	0.6%	2,402	0.6%	25.29x
Building Materials	26	28,987	0.6%	2,402	0.6%	3.54x
Car Washes	5	28,658	0.5%	2,076	0.5%	4.78x
Drug Stores and Pharmacies	8	23,970	0.5%	1,646	0.4%	1.79x
Legal Services	5	11,362	0.2%	1,008	0.3%	1.45x
General Merchandise	3	7,492	0.1%	555	0.1%	3.27x
Home Furnishings	5	37,215	0.7%	401	0.1%	2.53x
Dollar Stores	3	2,971	0.1%	186	—%	2.83x
Other	3	8,872	0.1%	2,261	0.9%	1.15x
Vacant	17	29,814	0.6%	—	—%	—
Total	813	$5,253,149	100.0%	$379,503	100.0%	2.28x

(1)	Represents historical cost of our net lease properties plus capital improvements funded by us less impairment write-downs, if any.

(2)	As of March 31, 2020, we have six net lease properties with an aggregate carrying value of $56,688 and annual minimum rent of $5,433 classified as held for sale.

(3)
Each of our leases provides for payment to us of minimum rent, respectively. Certain of these minimum payment amounts are secured by full or limited guarantees. Annualized minimum rent amounts represent cash rent amounts due to us and exclude adjustments, if any, to record scheduled rent changes under certain of our leases, the deferred rent obligations payable to us under our leases with TA, and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks at our travel centers on a straight-line basis, or any reimbursement of expenses paid by us.

(4)	See page 28 for our definition of coverage. Coverage amounts include data for certain properties for periods prior to when we assumed ownership of them.

As of March 31, 2020, lease expirations at our net lease properties by year are as follows.

			Percent of Total	Cumulative % of
	Square	Annualized Minimum	Annualized Minimum	Total Minimum
Year(1)	Feet	Rent Expiring (2)	Rent Expiring	Rent Expiring

2020	225,364	$4,401	1.2%	1.2%
2021	622,790.4	7,265	1.9%	3.1%
2022	905,743.65	10,809	2.8%	5.9%
2023	148,804	2,481	0.7%	6.6%
2024	694,836	9,988	2.6%	9.2%
2025	545,105	12,635	3.3%	12.5%
2026	1,603,671	14,558	3.8%	16.3%
2027	1,146,673	13,086	3.4%	19.7%
2028	412,496	7,436	2.0%	21.7%
2029	1,308,212	47,213	12.4%	34.1%
2030	171,295	3,649	1.0%	35.1%
2031	1,449,918	51,281	13.6%	48.7%
2032	1,125,517	50,438	13.3%	62.0%
2033	1,100,723	53,194	14.0%	76.0%
2034	310,042	9,051	2.4%	78.4%
2035	2,244,214	77,772	20.6%	99.0%
2036	264,727	3,130	0.8%	99.8%
2037	—	—	0.0%	99.8%
2038	10,183	409	0.1%	99.9%
2039	10,035	556	0.1%	100.0%
2040	33,233	151,000	—	100.0%
Total	14,333,582	379,503	100%

(1)	The year of lease expiration is pursuant to contract terms.

(2)	As of March 31, 2020, we have six net lease properties with an annual minimum rent of $5,433 classified as held for sale.
As of March 31, 2020, shown below is the list of our top ten states where our net lease properties were located. No other state represents more than 3% of our net lease annual minimum rents.

			Percent of Total
	Square	Annualized Minimum	Annualized Minimum
State	Feet	Rent	Rent

Texas	1,205,393	$31,785	8.4%
Illinois	1,019,885	26,099	6.9%
Ohio	1,309,856	26,023	6.9%
California	399,045	23,311	6.1%
Georgia	597,248	19,533	5.1%
Indiana	610,193	18,008	4.7%
Arizona	506,085	16,975	4.5%
Florida	538,130	15,788	4.2%
Pennsylvania	642,533	15,363	4.0%
New Mexico	246,478	10,982	2.9%
Other	7,436,721	175,636	46.3%
	14,511,567	$379,503	100.0%

Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc., TA and Sonesta and others affiliated with them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business and property management agreements with RMR LLC; RMR Inc. is the managing member of RMR LLC; Adam Portnoy, the Chair of our Board of Trustees and one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., a managing director, president and chief executive officer of RMR Inc., an officer and employee of RMR LLC, the chair of the board of directors and a managing director of TA, a director of Sonesta and, with a person related to him, is a majority owner of Sonesta; John Murray, our other Managing Trustee and our President and Chief Executive Officer, also serves as an executive officer of RMR LLC and a director of Sonesta; and our Secretary also serves as a managing director and executive officer of RMR Inc. and a director of Sonesta. We also have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services and which may have trustees, directors and officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc. and some of our Trustees and officers serve as trustees, directors or officers of these companies. For example: TA, is our former subsidiary and largest tenant and we are its largest shareholder; and Sonesta, is one of our hotel managers and we own an approximate 34% equity interest in Sonesta.
For further information about these and other such relationships and related person transactions, see Notes 6, 7, 9 and 10 to our Notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2019 Annual Report, our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission, or SEC. In addition, see the section captioned “Risk Factors” of our 2019 Annual Report and in this Quarterly Report on Form 10-Q for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our business and property management agreements with RMR LLC and our various agreements with TA and Sonesta, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
Non-GAAP Financial Measures
We present certain “non-GAAP financial measures” within the meaning of applicable SEC rules, including funds from operations, or FFO, and normalized funds from operations, or Normalized FFO. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income (loss) as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income (loss) as presented in our condensed consolidated statements of income (loss). We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income. We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, they may facilitate a comparison of our operating performance between periods and with other REITs.
Funds From Operations and Normalized Funds From Operations
We calculate FFO and Normalized FFO, as shown below. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, which is net income (loss), calculated in accordance with GAAP, excluding any gain or loss on sale of properties and loss on impairment of real estate assets, if any, plus real estate depreciation and amortization, less any unrealized gains and losses on equity securities, as well as certain other adjustments currently not applicable to us. In calculating Normalized FFO, we adjust for the item shown below and include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as an expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement and public debt covenants, the availability to us of debt and equity capital, our distribution rate as a percentage of the trading price of our common shares, or dividend yield, and to the dividend yield of other REITs, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. Other real estate companies and REITs may calculate FFO and Normalized FFO differently than we do.

Our calculations of FFO and Normalized FFO for the three months ended March 31, 2020 and 2019 and reconciliations of net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to those amounts appear in the following table (amounts in thousands, except per share amounts).

		For the Three Months Ended March 31,
		2020	2019
Net income (loss)		$(33,650)	$225,787
Add (Less):	Depreciation and amortization expense	127,926	99,365
	(Gain) loss on sale of real estate (1)	6,911	(159,535)
	Loss on asset impairment	16,740	—
	Unrealized (gains) and losses on equity securities, net (2)	5,045	(20,977)
	Adjustments to reflect the entity's share of FFO attributable to an investee (3)	112	—
FFO and Normalized FFO		123,084	144,640

	Weighted average shares outstanding (basic)	164,370	164,278
	Weighted average shares outstanding (diluted) (4)	164,370	164,322

Basic and diluted per common share amounts:
	Net income (loss)	$(0.20)	$1.37
	FFO and Normalized FFO	$0.75	$0.88
	Distributions declared per share	$0.54	$0.53

(1)	We recorded a $6,911 loss on sale of real estate during the three months ended March 31, 2020 connection with the sales of six net lease properties.

(2)
Unrealized gains and losses on equity securities, net represent the adjustment required to adjust the carrying value of our former investment in RMR Inc. and our investment in TA common shares to their fair values as of the end of the period. We sold our shares of RMR Inc. on July 1, 2019.

(3)	Represents our proportionate share of our equity investment in Sonesta.

(4)	Represents weighted average common shares adjusted to reflect the potential dilution of unvested share awards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands, except per share amounts)
We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates has not materially changed since December 31, 2019. Other than as described below, we do not currently foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.
Fixed Rate Debt
At March 31, 2020, our outstanding publicly tradable debt consisted of 12 issues of fixed rate, senior notes:

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
No principal repayments are due under these notes until maturity. Because these notes require interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are one percentage point higher than the rates shown above, our per annum interest cost would increase by approximately $53,500. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at March 31, 2020 and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point change in interest rates would change the fair value of those debt obligations by approximately $215,950.
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

Floating Rate Debt
At March 31, 2020, our floating rate debt consisted of $457,000 outstanding under our $1,000,000 revolving credit facility and our $400,000 term loan. The maturity date of our revolving credit facility is July 15, 2022, and subject to our meeting certain conditions, including our payment of an extension fee, we have an option to extend the stated maturity date of the facility for two additional six-month periods. The maturity date of our term loan is July 15, 2023. No principal repayments are required under our revolving credit facility prior to maturity, and repayments may be made and redrawn subject to conditions at any time without penalty. No principal prepayments are required under our term loan prior to maturity and we can repay principal amounts outstanding under the term loan subject to conditions at any time without penalty, but after amounts outstanding under our term loan are repaid, amounts may not be redrawn. Borrowings under our revolving credit facility and term loan are in U.S. dollars and require annual interest to be paid at the rate of LIBOR plus premiums that are subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR, and to changes in our credit ratings. In addition, upon renewal or refinancing of our revolving credit facility or our term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of this floating rate debt but would affect our operating results.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of March 31, 2020:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact (2)
At March 31, 2020	2.79%	$857,000	$23,910	$0.15
One percentage point increase	3.79%	$857,000	$32,480	$0.20
(1)Weighted average based on the interest rates and the respective outstanding borrowings as of March 31, 2020.
(2)Based on diluted weighted average common shares outstanding for the three months ended March 31, 2020.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at March 31, 2020 if we were fully drawn on our revolving credit facility and our $400,000 term loan remained outstanding:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact (2)
At March 31, 2020	2.71%	$1,400,000	$37,940	$0.23
One percentage point increase	3.71%	$1,400,000	$51,940	$0.32

(1)	Weighted average based on the interest rates and the respective outstanding borrowings (assuming fully drawn) as of March 31, 2020.

(2)	Based on diluted weighted average common shares outstanding for the three months ended March 31, 2020.
The foregoing tables show the impact of an immediate increase in floating interest rates as of March 31, 2020. If interest rates were to increase gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts under our revolving credit facility and term loan or other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

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
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Warning Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Whenever we use words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including:

•	The duration and severity of the economic downturn resulting from the COVID-19 pandemic and its impact on us and our operators and tenants,

•	Our expectations about our ability and the ability of our operators and tenants to operate throughout the COVID-19 pandemic and withstand the resulting economic downturn,

•
The likelihood and extent to which our operators and tenants will be negatively impacted by the COVID-19 pandemic and its aftermath and their abilities and willingness to pay the contractual amounts of returns, rents or other obligations due to us,

•	Our ability to maintain sufficient liquidity during the duration of the COVID-19 pandemic and resulting economic downturn,

•	Potential defaults on, or non-renewal of, leases by our tenants,

•	Decreased rental rates or increased vacancies,

•	Our sales and acquisitions of properties,

•	Our policies and plans regarding investments, financings and dispositions,

•	Our ability to pay interest on and principal of our debt,

•	Our ability to pay distributions to our shareholders and to sustain the amount of such distributions,

•	Our ability to raise or appropriately balance the use of debt or equity capital,

•	Our intent to make improvements to certain of our properties and the success of our hotel renovations,

•	Our ability to engage and retain qualified managers and tenants for our hotels and net lease properties on satisfactory terms,

•	Our ability to diversify our sources of rents and returns that improve the security of our cash flows,

•	The future availability of borrowings under our revolving credit facility,

•	Our credit ratings,

•	Our expectation that we benefit from our relationships with RMR LLC and Sonesta,

•	Our qualification for taxation as a REIT,

•	Changes in federal or state tax laws, and

•	Other matters.
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, FFO, Normalized FFO, cash flows, liquidity and prospects include, but are not limited to:

•	The impact of conditions in the economy, including the COVID-19 pandemic and the resulting economic downturn, and the capital markets on us and our operators and tenants,

•	Competition within the real estate, hotel, transportation and travel center and other industries in which our tenants operate, particularly in those markets in which our properties are located,

•	Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,

•	Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,

•	Acts of terrorism, outbreaks of pandemics, including the COVID-19 pandemic, or other manmade or natural disasters beyond our control, and

•	Actual and potential conflicts of interest with our related parties, including our Managing Trustees, TA, Sonesta, RMR LLC, and others affiliated with them.
For example:

•
Our ability to make future distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our future earnings, the capital costs we incur to acquire and maintain our properties and our working capital requirements. We may be unable to pay our debt obligations or to increase or maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,

•
Certain of our aggregate annual minimum returns and rents are or were secured by guarantees or security deposits from our managers and tenants. This may imply that these minimum returns and rents will be paid. In fact, certain of these guarantees and security deposits are or were limited in amount and duration and all the guarantees are subject to the guarantors’ abilities and willingness to pay. We cannot be sure of the future financial performance of our properties and whether such performance will cover our minimum returns and rents, whether the guarantees or security deposits will be adequate to cover future shortfalls in the minimum returns or rents due to us which they guarantee or secure, or regarding our managers’, tenants’ or guarantors’ future actions if and when the guarantees and security deposits expire or are depleted or their abilities or willingness to pay minimum returns and rents owed to us. Based on our current estimates, we project that we will exhaust all of the security deposits and most of the guarantees our hotel operators have provided to us by as early as the second quarter of 2020. Moreover, the security deposits we hold are not segregated from our other assets and, although the application of security deposits to cover payment shortfalls will result in us recording income, it will not result in us receiving additional cash. Because we do not receive any additional cash payment as we apply security deposits to cover payment shortfalls, the failure of our managers or tenants to pay minimum returns or rents due to us may reduce our cash flows and our ability to pay distributions to shareholders,

•
We have no guarantees or security deposits for the minimum returns due to us from our Sonesta agreement or under our Wyndham agreement. Accordingly, we may receive amounts that are less than the contractual minimum returns stated in these agreements, or we may be requested to fund losses,

•
We have recently renovated certain hotels and are currently renovating additional hotels. Operating results at our hotels may decline as a result of having rooms out of service or other disruptions during renovations. Also, while our funding of these capital projects will cause our contractual minimum returns to increase, the hotels’ operating results may not increase or may not increase to the extent that the minimum returns increase. Accordingly, coverage of our minimum returns at these hotels may remain depressed for an extended period,

•
If general economic activity in the country declines, the operating results of certain of our properties may decline, the financial results of our managers and our tenants may suffer and these managers and tenants may be unable to pay our returns or rents. Also, depressed operating results from our properties for extended periods may result in the operators of some or all of our properties becoming unable or unwilling to meet their obligations or their guarantees and security deposits we hold may be exhausted,

•
Hotel and other competitive forms of temporary lodging supply (for example, Airbnb) have been increasing and may affect our hotel operators’ ability to grow ADR and occupancy, and ADR and occupancy could decline due to increased competition which may cause our hotel operators to become unable to pay our returns or rents,

•
If the current level of commercial activity in the country declines including as a result of the current economic downturn in response to the COVID-19 pandemic if the price of diesel fuel increases significantly, if fuel conservation measures are increased, if freight business is directed away from trucking, if TA is unable to effectively compete or operate its business, if fuel efficiencies, the use of alternative fuels or transportation technologies reduce the demand for products and services TA sells or for various other reasons, TA may become unable to pay current and deferred rents due to us,

•
Cash flows generated by certain tenant businesses may not be sufficient for a tenant to meet its obligations to us. Our tenants’ failures to successfully operate their businesses could materially and adversely affect us.

•
Our ability to grow our business and increase our distributions depends in large part upon our ability to buy properties that generate returns or can be leased for rents which exceed our operating and capital costs. We may be unable to identify properties that we want to acquire and we may fail to reach agreement with the sellers and complete the purchases of any properties we do want to acquire. In addition, any properties we may acquire may not generate returns or rents which exceed our operating and capital costs,

•
We believe that our portfolio agreements include diverse groups of properties. Our portfolio agreements may not increase the security of our cash flows or increase the likelihood our agreements will be renewed as we expect,

•
We were in the process of marketing certain hotel assets for sale in order to reduce our leverage. Current market conditions have forced us to suspend efforts to sell these properties. We may not complete the sales of any additional hotel assets we plan to sell, and we may determine to sell fewer, additional or other assets than those we may target for sale. Also, we may sell assets at prices that are less than we expect and less than their carrying values and we may incur losses on these sales or with respect to these assets, or may not ultimately use any proceeds we may receive to reduce debt leverage,

•
At March 31, 2020, we had $55.2 million of cash and cash equivalents, $543.0 million available under our $1.0 billion revolving credit facility and security deposits and guarantees covering some of our minimum returns and rents. These statements may imply that we have sufficient working capital and liquidity. Certain tenants have requested and we have granted certain rent relief and these requests could increase. In addition, our managers and tenants may not be able to fund minimum returns and rents due to us from operating our properties or from other resources. In the past and currently, certain of our tenants and managers have in fact not paid the minimum amounts due to us from their operations of our leased or managed properties. Also, certain of the security deposits and guarantees we have to cover any such shortfalls are limited in amount and duration, and any security deposits we apply for such shortfalls do not result in additional cash flows to us. Our properties require, and we have agreed to provide, significant funding for capital improvements, renovations and other matters. Accordingly, we may not have sufficient working capital or liquidity,

•	We may be unable to repay our debt obligations when they become due,

•
We intend to conduct our business activities in a manner that will afford us reasonable access to capital for investment and financing activities. However, we may not succeed in this regard and we may not have reasonable access to capital, including due to the COVID-19 pandemic and the resulting economic downturn. However, if challenging market conditions, including due to the COVID-19 pandemic and the resulting economic downturn, last for a long period or worsen, our operators and tenants may experience liquidity constraints and as a result may be unable or unwilling to pay returns or rents to us and our ability to operate our business effectively may be challenged. If our operating results and financial condition are significantly negatively impacted by the current economic conditions or otherwise, we may fail to satisfy those covenants and conditions,

•
Continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions, which we may be unable to satisfy, despite the receipt of the limited waiver we received,

•	Actual costs under our revolving credit facility or other floating rate debt will be higher than LIBOR plus a premium because of fees and expenses associated with such debt,

•
The maximum borrowing availability under our revolving credit facility and term loan may be increased to up to $2.3 billion on a combined basis; however, the feature pursuant to which such maximum borrowing availability may be increased may not be utilized during the Waiver Period.

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

•
The business and property management agreements between us and RMR LLC have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms, and

•
We believe that our relationships with our related parties, including RMR LLC, RMR Inc., TA, Sonesta and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize.

Currently unexpected results could occur due to many different circumstances, some of which are beyond our control, such as pandemics, acts of terrorism, natural disasters, changes in our managers’ or tenants’ revenues or expenses, changes in our managers’ or tenants’ financial conditions, the market demand for hotel rooms or the goods and services provided at our properties or changes in capital markets or the economy generally.
The information contained elsewhere in this Quarterly Report on Form 10-Q and in our 2019 Annual Report or in our other filings with the SEC, including under the caption “Risk Factors”, or incorporated herein or therein, identifies other important factors that could cause differences from our forward-looking statements. Our filings with the SEC are available on the SEC’s website at www.sec.gov.
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

Part II Other Information
Item 1A. Risk Factors
Our business faces many risks, a number of which are described under the caption “Risk Factors” in our 2019 Annual Report. The risks described in our 2019 Annual Report and below may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our 2019 Annual Report or described below occurs, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our 2019 Annual Report and below, and the information contained under the caption “Warning Concerning Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities.
Our business, operations, financial results and liquidity have been materially and adversely impacted by the COVID-19 pandemic, and it is not known what the duration of this pandemic will be or what its ultimate adverse impact on us and our business will be, but we expect it will be substantial.
COVID-19 has been declared a pandemic by the World Health Organization, and the U.S. Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak. The COVID-19 pandemic has had a devastating impact on the global economy, including the U.S. economy, and has resulted, or is expected to result, in a global economic recession.
These conditions have materially and adversely impacted our business, operations, financial results and liquidity. In particular, a variety of factors related to the COVID-19 pandemic have caused, and are expected to continue to cause, a decline in the business and leisure travel and entertainment industries, including, but not limited to, (i) restrictions on travel and public gatherings imposed by governmental entities and employers, (ii) the closure of hotels, restaurants and entertainment venues, (iii) the postponement or cancellation of industry conventions and conferences, music and arts festivals, sporting events and other large public gatherings, (iv) the closure of amusement parks, museums and other tourist attractions, (v) the closure of colleges and universities, and (vi) negative public perceptions of travel and public gatherings in light of the perceived risks associated with the COVID-19 pandemic. The reduced economic activity resulting from these factors has severely and negatively impacted our hotel operations and our hotels have experienced a large decline in occupancy and revenues.
In addition, some of our tenants at our net lease retail properties have had to close their businesses, and have experienced substantial declines in their businesses.Some of these tenants have sought rent relief from us and we expect these closures, declines and requests to continue or increase in the future. The travel centers operated by TA primarily provide goods and services to the trucking industry, and demand for trucking services in the United States generally reflects the amount of commercial activity in the U.S. economy. When the U.S. economy declines, demand for goods moved by trucks declines, and in turn demand for the products and services provided at our travel centers typically declines. Although TA’s services have been designated “essential services” by many public authorities, there can be no assurance that such a designation will continue and that, if it does, it will enable TA to avoid adverse effects to its operations and business. TA’s business was not initially as negatively impacted by the COVID-19 pandemic as the U.S. economy generally due to an initial spike in demand as businesses and households stocked up on certain goods and supplies that were transported by trucks. However, if current economic conditions continue for a prolonged period or worsen, TA’s business may be materially and adversely affected by such continued and increasing decline in economic activities and movement of goods across the United States.
In addition, quarantines, temporary closures of businesses, states of emergencies and other measures taken to curb the spread of COVID-19 may negatively impact the ability of our managers and tenants to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect our operating results.
We cannot predict the extent and duration of the COVID-19 pandemic or the severity and duration of its economic impact, but we expect it will be substantial. Potential consequences of the current unprecedented measures taken in response to the spread of COVID-19 and current market disruptions and volatility affecting us include, but are not limited to:

•	the current low market price of our common shares may continue for an indefinite period and could decline further;

•	possible significant declines in the value of our properties;

•	our inability to accurately or reliably value our portfolio;

•	our inability to comply with financial covenants that could result in our defaulting under our debt agreements;

•	our maintaining the current reduced rate of distributions on our common shares for an extended period of time or suspending our payment of distributions entirely;

•
our failure to pay interest and principal when due under our outstanding debt, which may result in the acceleration of payment for our outstanding debt and our possible loss of our revolving credit facility;

•	our inability to access debt and equity capital on attractive terms, or at all;

•	further downgrades of our credit ratings by nationally recognized credit rating agencies;

•	increased risk of default or bankruptcy of our managers or tenants;

•
increased risk of our managers or tenants being unable to weather an extended cessation of normal economic activity and thereby impairing their ability to continue functioning as a going concern and to pay rent and returns to us;

•	our inability to sell properties we may identify for sale due to a general decline in business activity and demand for real estate transactions and, as a result, our inability to reduce our leverage;

•
our inability to make improvements to our properties due to a construction moratorium or decrease in available construction workers or construction activity, including required inspectors and governmental personnel for permitting and other requirements, and due to our need to maintain our liquidity;

•
our managers’ and tenants’ inability to operate our businesses if the health of their respective management personnel and other employees is affected, particularly if a significant number of individuals are negatively impacted; and

•
reduced economic demand resulting from mass employee layoffs or furloughs in response to governmental action taken to slow the spread of COVID-19, which could impact the continued viability of our managers and tenants and the demand for our hotels, travel centers and retail space.

Further, the extent and strength of any economic recovery after the COVID-19 pandemic abates are uncertain and subject to various factors and conditions. Our and our hotel managers’ and retail-based tenants’ businesses, operations and financial positions may continue to be negatively impacted after the COVID-19 pandemic abates and may remain at depressed levels as compared to prior to the outbreak of the COVID-19 pandemic and those conditions may continue for an extended period.
We have taken several actions in an attempt to address the operating and financial impact from the COVID-19 pandemic, and we continue to assess and explore other actions, but those actions and plans may not be sufficient to avoid continued and potentially increased substantial harm to our business, operations and financial condition.
We have taken several actions in an attempt to address the operating and financial impact from the COVID-19 pandemic, including:

•	we reduced our quarterly distribution rate to $0.01 per share payable to our shareholders;

•	capital expenditures will primarily be limited to maintenance capital, contractual obligations and projects in process;

•	we obtained a limited waiver from our lenders under our credit facility from compliance with certain financial covenants;

•
we have been in regular, frequent contact with our hotel managers to implement cost savings measures to minimize losses and preserve liquidity, including agreeing to the closures of certain hotels, the reduction of hotel operating staff and certain other measures; and

•
we have communicated with many of our net lease retail tenants regarding their operation of our properties in the current challenging economic conditions, and we have provided deferrals of approximately $8,584 of rent owed to us that are now required to be payable in installments beginning later this year.

There can be no assurance that these actions or others that we may take will be successful or that they will enable us to maintain sufficient liquidity and withstand the current economic challenges.

We recently reduced our quarterly rate of distribution on our common shares to $0.01 per share for the quarter ended March 31, 2020 and future distributions may remain at this level for an indefinite period or be eliminated and the form of payment could change.
We announced on March 30, 2020 that we had reduced our regular quarterly cash distributions rate on our common shares to $0.01 per share for the quarter ended March 31, 2020. We intend to continue to make regular quarterly distributions to our shareholders at this reduced rate. However:

•
our ability to make or sustain the rate of distributions may continue to be adversely affected by the negative impact of the COVID-19 pandemic and its aftermath on our business, results of operations and liquidity;

•
our making of distributions is subject to compliance with restrictions contained in our credit agreement, including being limited to amounts required to maintain our qualification for taxation as a REIT and $.01 per common share per quarter, ; and during the continuance of any event of default under our credit agreement, we may be limited or in some cases prohibited from making distributions to our shareholders;

•	any future debt obligations we may incur may impose similar or other restrictions on our ability to pay distributions to our shareholders; and

•
the timing and amount of any distributions will be determined at the discretion of our Board of Trustees and will depend on various factors that our Board of Trustees deems relevant, including, but not limited to our FFO and Normalized FFO, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement and public debt covenants, the availability to us of debt and equity capital, our distribution rate as a percentage of the trading price of our common shares, or dividend yield, and to the dividend yield of other REITs, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations.

For these reasons, among others, our distribution rate may not increase for an indefinite period and could be eliminated.
In order to preserve liquidity, we may elect to pay distributions to our shareholders in part in a form other than cash, such as issuing additional common shares of ours to our shareholders, as permitted by the applicable tax rules.
We may exhaust the security deposits and guarantees our hotel operators have provided to us, which would significantly reduce the security of our minimum returns and rents from our hotels, subject our operating results to potentially significantly increased variability and potentially fundamentally alter our business arrangements with our hotel operators.
Based on our current estimates, we project that we will exhaust all of the security deposits and most of the guarantees our hotel operators have provided to us by as early as the end of the second quarter 2020. This change will significantly reduce the security of our minimum returns from our hotels and potentially significantly increase the variability of our operating results. If our hotel operators are unwilling or unable to fund our minimum returns and rents, we may have the right to terminate our operating agreements with that operator and change the operator of the hotel. Our agreements with our hotel operators are pooled and generally provide for cross-defaults and termination rights on a portfolio basis. In that case, a default under one operating agreement, and that operator’s unwillingness or inability to fund shortfalls in our minimum returns or rents, may give rise to a termination of the operating arrangements for the entire portfolio of our hotels operated by that operator. As a result, our business arrangements with our hotel operators could fundamentally change and those changes may harm us, our business, our results of operations and financial condition. We do not know how our hotel operators may address any shortfalls in our minimum returns or rents, particularly under the current economic conditions.
Our investment activities, other than maintenance and any urgent capital expenditures at our existing properties, have been significantly curtailed and we expect that to continue for an indefinite period.
We are not actively pursuing acquisitions at this time. We are prioritizing capital spending to conserve cash and liquidity. In addition, the waiver we obtained from our lenders for relief from compliance with certain financial covenants under our credit facility limits our ability to make acquisitions through the Waiver Period. As a result, we will be limited in pursuing investments, which may limit our ability to grow and to act upon opportunities we believe would benefit us. Further, to the extent we defer capital expenditures, we may be required to make increased capital expenditures in later periods as a result and some of the expenditures may be greater in scope and amount than they may have been if made sooner.

We expect that the sale of hotels that we previously announced an intention to sell will be delayed and could be changed or abandoned, and if we do not sell certain of those hotels by a certain agreed upon date, the manager of those hotels, or our management agreements with them, may change.
We expect that the sales of our hotels that we had previously identified for sale will be delayed until later in 2020 or until 2021 as a result of current market conditions. However, any sales of these hotels may be delayed beyond 2021, they may not occur or, if they do occur, they may be sold at prices less than previously expected and we may realize losses from those hotels. Our ability to sell these hotels, and the sales prices may continue to be affected by the impact of the COVID-19 pandemic, and we may be unable to execute our strategy. In addition, if we do not sell or rebrand certain of these hotels by agreed upon dates, our current managers of those hotels may elect not to continue to manage those hotels or may require changes to our management agreements with them in order to agree to continue managing those hotels. For example, Wyndham currently manages 20 of our hotels and we and Wyndham have agreed to end our relationship by September 30, 2020. In addition, we and Marriott have agreed to sell 33 of our hotels that Marriott currently manages for us by December 31, 2020. Furthermore, we were in the process of launching a marketing effort related to our 39 Sonesta ES hotels. If we do not resell or rebrand these hotels currently managed by Wyndham, Marriott and Sonesta we do not know whether these managers will continue to manage these hotels and, if so, on what terms.
Many of our tenants and certain of our hotel managers have requested relief from their obligations to pay us rent and returns in response to the current economic conditions resulting from the COVID-19 pandemic and we expect to receive additional similar requests in the future; we have provided certain limited relief in response to these requests and may determine to grant additional relief in the future if we determine it prudent or appropriate to do so.
The current economic conditions resulting from the COVID-19 pandemic have significantly negatively impacted our tenants’ and hotel managers’ businesses, operations and liquidity. Many of our tenants and certain of our hotel managers have requested relief from their obligations to pay rent and returns due to us. We have entered into rent deferral agreements with 84 net lease retail tenants with leases requiring an aggregate of $61,963 of annual minimum rents. Generally these rent deferrals are for one to three months of rent and will be repayable by the tenants over a 12 month period beginning in September 2020. As of May 7, 2020, we have deferred an aggregate of $8,584 of rent. We expect to receive additional similar requests in the future, and we may determine to grant additional relief in the future, which may vary from the type of relief we have granted to date, and could include more substantial relief, if we determine it prudent or appropriate to do so. In addition, if our tenants and hotel managers are unable to continue as going concerns as a result of the current economic conditions or otherwise, we will experience a reduction in rents and returns received and we may be unable to find suitable replacement tenants and hotel managers for an extended period or at all and the terms of our agreements with those replacement tenants and hotel managers may not be as favorable to us as the terms of our agreements with our existing tenants and hotel managers.
We may need additional waivers from our lenders in order to avoid defaulting under our revolving credit facility and the terms of our current waiver impose restrictions on our ability to pay distributions, make investments and certain capital improvements and any future waiver may impose similar or additional restrictions.
We obtained a waiver in May 2020 from the lenders under our revolving credit facility for certain financial covenant relief for the four quarterly periods ending March 31, 2021. In addition, we may need to obtain an extension or additional waivers from the lenders under our revolving credit facility in the future in order to avoid failing to satisfy certain financial covenants under our credit agreement, but our lenders are not required to grant any such waiver and may determine not to do so. If we fail to receive any required waiver, we may be in default under our credit agreement and the lenders could terminate the credit facility and require us to pay our then outstanding borrowings under our credit facility. Our current waiver imposes restrictions on our ability to pay distributions, other than as currently contemplated or to maintain our qualification for taxation as a REIT , make investments and certain capital improvements. Any future waiver we may obtain may impose similar or additional restrictions, which may limit our ability to pay or increase distributions to our shareholders, make investments that we believe we should make and could reduce our ability to pursue business opportunities, grow our business and improve our operating results.

We do not expect to reduce our debt leverage in accordance with our previously contemplated timing and our debt leverage may remain at or above current levels for an indefinite period.
We previously announced an intention to reduce our debt leverage using proceeds from the planned sales of certain of our hotels. As noted elsewhere in this Quarterly Report on Form 10-Q, we expect that the sales of these hotels will be delayed, may not occur or, if they do occur, they may be sold at sales prices lower than previously expected. We expect the delay in these sales will also delay our ability to reduce our debt leverage. Further, if we realize a lower amount of proceeds from any hotel sales than we previously expected, any corresponding reduction in our debt leverage would be similarly reduced. In addition, we may elect to incur additional debt in order to ensure that we have sufficient liquidity to manage our business through the current economic conditions and any extended economic downturn or recession that may result.
The COVID-19 pandemic may have significant impacts on workplace practices and those changes could be detrimental to our business.
Temporary closures of businesses and stay-at-home orders and the resulting remote working arrangements for nonessential personnel in response to the COVID-19 pandemic may result in long-term changed work practices that could negatively impact us and our business. For example, the increased adoption of and familiarity with remote work practices could result in decreased demand for in person meetings. If that occurred, business travel may decline significantly from levels experienced prior to the outbreak of the COVID-19 pandemic, which could materially and adversely impact our hotels’ operating results and the values of our hotels if we and our hotel managers were not able to offset revenues lost from the decline in business travel. In addition, certain of our retail tenants’ businesses depend on people gathering in close proximity, including movie theaters, restaurants and fitness centers, among others. To the extent that social distancing practices that have been adopted in response to the COVID-19 pandemic become sustained practices, those tenants’ businesses are likely to be materially and adversely impacted, which may reduce their ability to pay us rent, increase the likelihood they will default in paying us rent and likely reduce the value of those properties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended March 31, 2020:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2020	1,380	$23.34	$—	$—
February 2020	—	—	—	—
March 2020	1,257	8.70	—	—
Total	2,637	$16.36	$—	$—

(1)
These common share withholdings and purchases were made to satisfy the tax withholding and payment obligations of certain of our current and former officers and certain other current and former RMR LLC employees in connection with awards of our common shares and the vesting of those awards and prior awards of common shares to them. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.

Item 5. Other Information
On May 8, 2020, we amended the credit agreement governing our $1 billion unsecured revolving credit facility and $400 million unsecured term loan. The amendment provides for a waiver of certain of the financial covenants under our credit agreement through the Waiver Period, during which, subject to certain conditions, we will continue to have access to undrawn amounts under the credit facility.
Pursuant to the amendment, certain of the covenants contained in our credit agreement, including covenants that require us to maintain certain financial ratios, and their related definitions, were modified or waived through the Waiver Period. The maturity dates of the credit facilities remain unchanged by the amendment. The amended credit agreement provides that we can continue to access undrawn amounts under our credit facility and that we can continue to repay and reborrow funds available under our revolving credit facility until maturity with no principal repayment being due until maturity; however, we are required to maintain $125 million of unrestricted cash or undrawn availability under our $1 billion revolving credit facility during the Waiver Period. The $1 billion amount of our revolving credit facility and the $400 million amount of our term loan remained unchanged by the amendment; however, the feature pursuant to which the maximum commitments and borrowings under the credit agreement may be increased to up to $2.3 billion on a combined basis in certain circumstances may not be utilized during the Waiver Period.
The amended credit agreement provides for certain additional restrictions on us during the Waiver Period. Subject to certain exceptions and without the prior written consent of the lenders, we are generally restricted during the Waiver Period from incurring additional debt or acquiring additional properties or other investments. Pursuant to the amended credit agreement, our ability to pay cash distributions to our shareholders is limited during the Waiver Period to amounts required to maintain our qualification for taxation as a REIT, to avoid the payment of income or excise taxes and to pay a dividend of $0.01 per share per quarter, and our capital expenditures are generally limited during the Waiver Period to maintenance capital expenditures, contractual obligations, projects in process and certain other permitted amounts. The amended credit agreement also provides that, during the Waiver Period, any cash proceeds we or our subsidiaries receive from the sale or disposition of any asset, any capital market transaction, any debt refinancing or a COVID-19 government stimulus program must be used first to reduce the principal balance under the credit facilities, with any remaining amounts to be used to repay our other debt or retained by us at our discretion.
In addition, as a result of the amendment, the interest rate payable on borrowings under our revolving credit facility was increased from a rate of LIBOR plus a premium of 120 basis points per annum to a rate of LIBOR plus a premium of 170 basis points per annum and the facility fee remained unchanged at 25 basis points per annum on the total amount of lending commitments under this facility. Also as a result of the amendment, the interest rate payable on borrowings under our term loan was increased from a rate of LIBOR plus a premium of 135 basis points per annum to a rate of LIBOR plus a premium of 185 basis points per annum. The interest rate premiums and the facility fee continue to be subject to adjustment based upon changes to our credit ratings.

In connection with the amendment to our credit agreement, on May 8, 2020, we and certain of our subsidiaries, or the Pledgors, entered into a pledge agreement in favor of Wells Fargo Bank, National Association, in its capacity as administrative agent, or the Pledge Agreement. Pursuant to the Pledge Agreement, the Pledgors have pledged all their respective equity interests in certain of our direct and indirect subsidiaries as collateral for all loans and other obligations under our credit agreement. From time to time during the Waiver Period, these pledges will be removed or new ones added based on outstanding debt amounts under the credit facilities and, following the Waiver Period, the pledges will be released, subject to various conditions.
Wells Fargo Bank, National Association and the other lenders party to the amended credit agreement, as well as their affiliates, have engaged in, and may in the future engage in, investment banking, commercial banking, advisory and other commercial dealings in the ordinary course of business with us. They have received, and may in the future receive, customary fees and commissions for these engagements.
The foregoing descriptions of the amendment to our credit agreement and the Pledge Agreement are not complete and are subject to and qualified in their entirety by reference to the copies of the second amendment to our credit agreement and Pledge Agreement attached as Exhibits 10.2 and 10.3, respectively, to this Quarterly Report on Form 10-Q and incorporated herein by reference.
Item 6. Exhibits

Exhibit Number	Description
3.1
Composite Copy of Amended and Restated Declaration of Trust, dated as of August 21, 1995, as amended to date. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 23, 2019.)

3.2	Amended and Restated Bylaws of the Company, adopted effective September 23, 2019. (Incorporated by reference to the Company’s Current Report on Form 8-K dated September 20, 2019.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.)
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

Exhibit Number	Description
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

10.1	Form of Indemnification Agreement. (Filed herewith.)
10.2
Second Amendment to Second Amended and Restated Credit Agreement, dated as of May 8, 2020, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions signatory thereto. (Filed herewith.)

10.3	Pledge Agreement, dated as of May 8, 2020, between the Company, certain of its direct and indirect Subsidiaries and Wells Fargo Bank, National Association. (Filed herewith.)
10.4
Representative Form of Amended and Restated Management Agreement between Sonesta International Hotels Corporation and Cambridge TRS, Inc. (Non-Sale Properties). (Filed herewith.) (Schedule of applicable agreements filed herewith.)

10.5
Representative Form of Amended and Restated Management Agreement between Sonesta International Hotels Corporation and Cambridge TRS, Inc. (Sale Properties). (Filed herewith.) (Schedule of applicable agreements filed herewith.)

10.6
Amended and Restated Pooling Agreement, dated February 27, 2020, among Sonesta International Hotels Corporation, Sonesta Clift LLC, Sonesta Chicago LLC, Cambridge TRS, Inc., HPT Clift TRS LLC and HPT Wacker Drive TRS LLC. (Filed herewith.)

10.7
Stockholders Agreement, dated as of February 27, 2020, by and among Sonesta Holdco Corporation, the Company, SVC Holdings LLC, Adam D. Portnoy and Diane Portnoy, as trustee of the Diane Portnoy 2019 Revocable Trust under agreement dated May 28, 2019. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
99.1	Registration Rights Agreement, dated as of February 27, 2020, between Sonesta Holdco Corporation and, the Company and SVC Holdings LLC. (Filed herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVICE PROPERTIES TRUST

/s/ John G. Murray
John G. Murray
President and Chief Executive Officer
Dated: May 11, 2020

/s/ Brian E. Donley
Brian E. Donley
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: May 11, 2020