Form 10-Q
period 2020-06-30
Service Properties Trust
filed 2020-08-10
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of August 6, 2020: 164,597,589

SERVICE PROPERTIES TRUST
FORM 10-Q
June 30, 2020

References in this Quarterly Report on Form 10-Q to the Company, SVC, we, us or our include Service Properties Trust and our consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

Part I Financial Information
Item 1. Financial Statements
SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands, except share data)

	June 30, 2020	December 31, 2019
ASSETS
Real estate properties:
Land	$2,033,292	$2,066,602
Buildings, improvements and equipment	9,113,157	9,318,434
Total real estate properties, gross	11,146,449	11,385,036
Accumulated depreciation	(3,147,359)	(3,120,761)
Total real estate properties, net	7,999,090	8,264,275
Acquired real estate leases and other intangibles, net	350,546	378,218
Assets held for sale	152,367	87,493
Cash and cash equivalents	20,206	27,633
Restricted cash	29,652	53,626
Due from related persons	60,999	68,653
Other assets, net	266,685	154,069
Total assets	$8,879,545	$9,033,967

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$33,127	$377,000
Term loan, net	397,358	397,889
Senior unsecured notes, net	5,732,018	5,287,658
Security deposits	9,276	109,403
Accounts payable and other liabilities	352,473	335,696
Due to related persons	9,572	20,443
Total liabilities	6,533,824	6,528,089

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 164,597,589 and 164,563,034 shares issued and outstanding, respectively	1,646	1,646
Additional paid in capital	4,548,880	4,547,529
Cumulative net income available for common shareholders	3,420,646	3,491,645
Cumulative common distributions	(5,625,451)	(5,534,942)
Total shareholders’ equity	2,345,721	2,505,878
Total liabilities and shareholders’ equity	$8,879,545	$9,033,967
The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Hotel operating revenues	$117,356	$541,215	$500,859	$996,078
Rental income	97,584	68,217	197,656	136,890
FF&E reserve income	—	1,130	201	2,502
Total revenues	214,940	610,562	698,716	1,135,470

Expenses:
Hotel operating expenses	46,957	380,431	318,105	698,116
Other operating expenses	3,565	1,272	7,324	2,712
Depreciation and amortization	127,427	99,196	255,353	198,561
General and administrative	11,302	12,207	25,326	24,442
Loss on asset impairment	28,514	—	45,254	—
Total expenses	217,765	493,106	651,362	923,831

Gain (loss) on sale of real estate	(2,853)	—	(9,764)	159,535
Gain on insurance settlement	62,386	—	62,386	—
Dividend income	—	876	—	1,752
Unrealized gains (losses) on equity securities, net	3,848	(60,788)	(1,197)	(39,811)
Interest income	15	449	277	1,086
Interest expense (including amortization of debt issuance costs and debt discounts and premiums of $3,486, $2,570, $6,774 and $5,140, respectively)	(72,072)	(49,601)	(143,147)	(99,367)
Loss on early extinguishment of debt	(6,970)	—	(6,970)	—
Income (loss) before income taxes and equity in earnings (losses) of an investee	(18,471)	8,392	(51,061)	234,834
Income tax (expense) benefit	(16,660)	260	(17,002)	(799)
Equity in earnings (losses) of an investee	(2,218)	130	(2,936)	534
Net income (loss)	(37,349)	8,782	(70,999)	234,569

Other comprehensive income (loss):
Equity interest in investee’s unrealized gains (losses)	—	71	—	137
Other comprehensive income (loss)	—	71	—	137
Comprehensive income (loss)	$(37,349)	$8,853	$(70,999)	$234,706

Weighted average common shares outstanding (basic)	164,382	164,284	164,376	164,281
Weighted average common shares outstanding (diluted)	164,382	164,326	164,376	164,324

Net income (loss) per common share (basic and diluted)	$(0.23)	$0.05	$(0.43)	$1.43
The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited) (in thousands, except share data)

	Common Shares			Additional Paid in Capital	Cumulative Net Income Available for Common Shareholders	Cumulative Other Comprehensive Income (Loss)
	Number of Shares	Common Shares	Cumulative Common Distributions
							Total

Balance at December 31, 2019	164,563,034	$1,646	$(5,534,942)	$4,547,529	$3,491,645	$—	$2,505,878
Net loss	—	—	—	—	(33,650)	—	(33,650)
Common share grants	6,000	—	—	590	—	—	590
Common share repurchases	(2,637)	—	—	(43)	—	—	(43)
Distributions	—	—	(90,509)	—	—	—	(90,509)
Balance at March 31, 2020	164,566,397	$1,646	$(5,625,451)	$4,548,076	$3,457,995	$—	$2,382,266
Net loss	—	—	—	—	(37,349)	—	(37,349)
Common share grants	35,000	—	—	831	—	—	831
Common share repurchases and forfeitures	(3,808)	—	—	(27)	—	—	(27)
Distributions	—	—	—	—	—	—	—
Balance at June 30, 2020	164,597,589	$1,646	$(5,625,451)	$4,548,880	$3,420,646	$—	$2,345,721

Balance at December 31, 2018	164,441,709	$1,644	$(5,181,323)	$4,545,481	$3,231,895	$(266)	$2,597,431
Net income	—	—	—	—	225,787	—	225,787
Equity interest in investee’s unrealized gains	—	—	—	—	—	66	66
Common share grants	—	—	—	436	—	—	436
Distributions	—	—	(87,154)	—	—	—	(87,154)
Balance at March 31, 2019	164,441,709	$1,644	$(5,268,477)	$4,545,917	$3,457,682	$(200)	$2,736,566
Net income	—	—	—	—	8,782	—	8,782
Equity interest in investee’s unrealized gains	—	—	—	—	—	71	71
Common share grants	15,000	1	—	868	—	—	869
Common share repurchases	(2,172)	—	—	(48)	—	—	(48)
Distributions	—	—	(88,798)	—	—	—	(88,798)
Balance at June 30, 2019	164,454,537	$1,645	$(5,357,275)	$4,546,737	$3,466,464	$(129)	$2,657,442
The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(70,999)	$234,569
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	255,353	198,561
Amortization of debt issuance costs and debt discounts and premiums as interest	6,774	5,140
Straight-line rental income	2,669	4,322
Security deposits utilized	(100,170)	(9,179)
Loss on early extinguishment of debt	6,970	—
Loss on asset impairment	45,254	—
Unrealized (gains) and losses on equity securities, net	1,197	39,811
Equity in (earnings) losses of an investee	2,936	(534)
(Gain) loss on sale of real estate	9,764	(159,535)
Gain on insurance settlement	(62,386)	—
Deferred income taxes	15,650	—
Other non-cash (income) expense, net	(1,919)	(207)
Changes in assets and liabilities:
Due from related persons	1,070	3,389
Other assets	(69,351)	(21,158)
Accounts payable and other liabilities	7,858	(388)
Due to related persons	(1,873)	(54,893)
Net cash provided by operating activities	48,797	239,898

Cash flows from investing activities:
Real estate acquisitions and deposits	(7,090)	(175,146)
Real estate improvements	(45,858)	(37,189)
Hotel managers’ purchases with restricted cash	(95,744)	(88,150)
Hotel manager’s deposit (withdrawal) of insurance proceeds into restricted cash	15,000	(7,184)
Net proceeds from sale of real estate	63,960	308,200
Investment in Sonesta	(5,314)	—
Distributions in excess of earnings from Affiliates Insurance Company	286	—
Net cash (used in) provided by investing activities	(74,760)	531

Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes, after discounts and premiums	800,000	—
Repurchase of senior unsecured notes	(355,971)	—
Borrowings under unsecured revolving credit facility	656,000	121,000
Repayments of unsecured revolving credit facility	(999,873)	(208,000)
Deferred financing costs	(15,015)	—
Repurchase of common shares	(70)	—
Distributions to common shareholders	(90,509)	(175,952)
Net cash used in financing activities	(5,438)	(262,952)
Decrease in cash and cash equivalents and restricted cash	(31,401)	(22,523)
Cash and cash equivalents and restricted cash at beginning of period	81,259	76,003
Cash and cash equivalents and restricted cash at end of period	$49,858	$53,480

Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:

Cash and cash equivalents	$20,206	$15,688
Restricted cash	29,652	37,792
Total cash and cash equivalents and restricted cash	$49,858	$53,480

Supplemental cash flow information:
Cash paid for interest	$142,122	$94,296
Cash paid for income taxes	403	2,289
Non-cash investing activities:
Investment in Sonesta	$42,000	$—
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
We have determined that each of our wholly owned taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification™. We have concluded that we must consolidate each of our wholly owned TRSs because we are the entity with the power to direct the activities that most significantly impact such VIEs’ performance and we have the obligation to absorb losses or the right to receive benefits from each VIE that could be significant to the VIE and are, therefore, the primary beneficiary of each VIE. The assets of our TRSs were $110,984 and $31,920 as of June 30, 2020 and December 31, 2019, respectively, and consist primarily of amounts due from and working capital advances to certain of our hotel managers. The liabilities of our TRSs were $108,721 and $138,708 as of June 30, 2020 and December 31, 2019, respectively, and consist primarily of security deposits they hold and amounts payable to certain of our hotel managers. The assets of our TRSs are available to satisfy our TRSs’ obligations and we have guaranteed certain obligations of our TRSs.
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
We report rental income for leased properties in our condensed consolidated statements of comprehensive income. We recognize rental income from operating leases on a straight-line basis over the term of the lease agreements. We increased rental income by $875 for the three months ended June 30, 2020, reduced rental income by $3,190 for the three months ended June 30, 2019 and reduced rental income by $2,669 and $4,322 for the six months ended June 30, 2020 and 2019, respectively, to record scheduled rent changes under certain of our retail leases, the deferred rent obligations payable to us under our leases with TravelCenters of America Inc., or TA, and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks at our travel centers on a straight-line basis. See Notes 6 and 10 for further information regarding our TA leases. Due from related persons includes $40,473 and $47,057 at June 30, 2020 and December 31, 2019,

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

respectively, and other assets, net includes $7,765 and $4,054 of straight-line rent receivables at June 30, 2020 and December 31, 2019, respectively.
Certain of our lease agreements require additional percentage rent if gross revenues of our properties exceed certain thresholds defined in our lease agreements. We may determine percentage rent due to us under our leases monthly, quarterly or annually, depending on the specific lease terms, and recognize it when all contingencies are met and the rent is earned. We had deferred estimated percentage rent of $124 and $849 for the three and six months ended June 30, 2020, respectively, and $958 and $2,027 for the three and six months ended June 30, 2019, respectively.
We own all the escrowed reserves for future renovations or refurbishments, or FF&E reserve escrows, for our hotels. We report deposits by our third-party tenants into the escrow accounts as FF&E reserve income. We do not report FF&E reserves for our managed hotels as FF&E reserve income.
Note 4. Weighted Average Common Shares
The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Weighted average common shares for basic earnings per share	164,382	164,284	164,376	164,281
Effect of dilutive securities: Unvested share awards	—	42	—	43
Weighted average common shares for diluted earnings per share	164,382	164,326	164,376	164,324

Note 5. Real Estate Properties
At June 30, 2020, we owned 329 hotels with 51,404 rooms or suites and 809 service-oriented retail properties with approximately 13.7 million square feet that are primarily subject to “triple net” leases, or net leases where the tenant is generally responsible for payment of operating expenses and capital expenditures of the property during the lease term. Our properties had an aggregate undepreciated carrying value of $11,298,816, including $152,367 classified as held for sale as of June 30, 2020.
During the six months ended June 30, 2020, we funded $78,500 for improvements to certain of our properties which, pursuant to the terms of our management and lease agreements with our managers and tenants, resulted in increases in our contractual annual minimum returns and rents of $5,657.
As of June 30, 2020, we substantially completed a comprehensive rebuilding project of our San Juan, PR hotel as a result of damage sustained during Hurricane Maria in 2017. We recorded a $62,386 gain on insurance settlement during the three months ended June 30, 2020 for insurance proceeds received for this damage. Under GAAP, we were required to increase the building basis of our San Juan hotel for the amount of the insurance proceeds.
See Note 6 for further information about our management and lease agreements and our fundings of improvements to certain of our properties.
Acquisitions
We acquired a portfolio of three net lease properties during the six months ended June 30, 2020. We accounted for this transaction as an acquisition of assets. Our allocation of the purchase price for this acquisition based on the estimated fair value of the acquired assets is presented in the table below.

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

Dispositions
We sold ten net lease properties with an aggregate of 1,101,996 rentable square feet for aggregate proceeds of $63,960, excluding closing costs, in ten separate transactions during the six months ended June 30, 2020. The sales of these properties, as presented in the table below, do not represent significant dispositions individually or in the aggregate nor do they represent a strategic shift. As a result, the results of operations of these properties are included in continuing operations through the date of sale in our condensed consolidated statements of income. As a result of these sales, we recorded a net loss on sale of real estate of $2,853 and $9,764 during the three and six months ended June 30, 2020, respectively.

Date of Sale	Number of Properties	Location	Tenant	Square Feet	Gross Sales Price
1/28/2020	1	Gothenburg, NE	Vacant	31,978	$585
2/6/2020	1	Rochester, MN	Vacant	90,503	2,600
2/13/2020	1	Ainsworth, NE	Vacant	32,901	775
2/14/2020	1	Dekalb, IL	Vacant	5,052	1,050
3/2/2020	1	Eau Claire, MI	HOM Furniture, Inc.(1)	98,824	2,600
3/28/2020	1	Stillwater, OK	Vacant	33,018	400
5/26/2020	1	Pawtucket, RI	Vacant	22,027	1,610
5/28/2020	1	Canton, MA	Destination XL Group, Inc. (2)	755,992	51,000
5/28/2020	1	Phoenix, AZ	Vacant	29,434	2,900
6/25/2020	1	Bellefontaine, OH	Vacant	2,267	440
				1,101,996	$63,960

(1)	The HOM Furniture, Inc. lease was scheduled to expire on April 30, 2020 and required annual minimum rent of $817.

(2)	The Destination XL Group, Inc. lease was scheduled to expire on January 31, 2026 and required an annual minimum rent of $5,221.
In July 2020, we sold one net lease property with 2,935 square feet with a carrying value of $657 requiring an annual minimum rent of $49 for a sale price of $700. We have entered into agreements to sell nine hotels with 1,178 rooms in five states with an aggregate carrying value of $38,321 for an aggregate sales price of $48,750. We currently expect the sales of these hotels to be completed in the fourth quarter of 2020. We have also entered into agreements to sell seven net lease properties with approximately 68,343 square feet in six states with an aggregate carrying value of $6,282 for an aggregate sales price of $6,875. The sales of these hotel and retail properties are subject to conditions, may not be completed, may be delayed or terms may change. We currently expect the sales of these net lease properties to be completed in the third quarter of 2020.
As of June 30, 2020,we had 25 hotels with 3,333 rooms requiring aggregate annual minimum returns of $32,628 and an aggregate carrying value of $144,119 classified as held for sale and nine net lease properties with 103,408 square feet with leases requiring aggregate annual minimum rent of $789 and an aggregate carrying value of $8,248 classified as held for sale. See Note 13 for further information on these properties.
Note 6. Management Agreements and Leases
As of June 30, 2020, we owned 329 hotels which were included in six operating agreements and 809 service orientated retail properties net leased to 180 tenants. We do not operate any of our properties.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Hotel agreements
As of June 30, 2020, 328 of our hotels were leased to our TRSs and managed by independent hotel operating companies and one hotel was leased to a third party. As of June 30, 2020, our hotel properties were managed by or leased to separate subsidiaries of InterContinental Hotels Group, plc, or IHG, Marriott International, Inc., or Marriott, Sonesta Holdco Corporation, or Sonesta, Hyatt Hotels Corporation, or Hyatt, Radisson Hospitality, Inc., or Radisson, and Wyndham Hotels & Resorts, Inc., or Wyndham, under six agreements. These hotel agreements have initial terms expiring between 2020 and 2037. Each of these agreements is for between nine and 122 of our hotels. In general, the agreements contain renewal options for all, but not less than all, of the affected properties included in each agreement, and the renewal terms range between 15 to 60 years. Most of these agreements require the third party manager or tenant to: (1) make payments to us of minimum returns or minimum rents; (2) deposit a percentage of total hotel sales into FF&E reserves; and (3) for our managed hotels, make payments to our TRSs of additional returns to the extent of available cash flows after payment of operating expenses, funding of the FF&E reserves, payment of our minimum returns, payment of certain management fees, reimbursement of working capital advances and replenishment of security deposits or guarantees, as applicable. Some of our managers or tenants or their affiliates have provided deposits or guarantees to secure their obligations to pay us.
IHG agreement. Our management agreement with IHG for 103 hotels, or the IHG agreement, provides that, as of June 30, 2020, we are to be paid annual minimum returns and rents of $216,551. We realized minimum returns and rents of $54,138 and $51,617 during the three months ended June 30, 2020 and 2019, respectively, and $108,223 and $101,201 during the six months ended June 30, 2020 and 2019, respectively, under this agreement.
Pursuant to the IHG agreement, IHG has provided us with a security deposit to cover minimum payment shortfalls, if any. Under this agreement, IHG is required to maintain a minimum security deposit of $37,000 and this security deposit may be replenished and increased up to $100,000 from a share of future cash flows from the hotels in excess of our minimum returns and rents, working capital advances and certain management fees, if any. On June 1, 2020, we entered into a letter agreement with respect to certain matters related to the IHG agreement, including providing that IHG would not be required to maintain a minimum security deposit through December 31, 2021. During the six months ended June 30, 2020, we reduced the available security deposit by $66,725 to cover shortfalls in hotel cash flows available to pay the minimum returns and rents due to us for the period. The available balance of this security deposit was $8,992 as of June 30, 2020.
In July 2020, we applied the remaining $8,992 of security deposit securing IHG’s obligations under the IHG agreement. We did not receive any payments from IHG to cure shortfalls for the balance of the July minimum returns and rents of $8,395 due to us after applying the remaining security deposit or the August 2020 minimum returns and rents of $18,045 due to us. In July 2020, we sent IHG a notice of default and termination, and in August 2020, we sent IHG an additional notice of default. We are in discussions with IHG to see if there may be a mutually beneficial resolution. Absent a cure of these defaults by IHG, or if no agreement is reached, we currently plan to transition management and branding of these 103 hotels to Sonesta.

The IHG agreement requires 5% of gross revenues from hotel operations be placed in escrow for hotel maintenance and periodic renovations, or an FF&E reserve. Pursuant to the letter agreement with IHG described above, during the period from March 1, 2020 through September 30, 2020, IHG is not required to deposit any amounts into its FF&E reserve with respect to certain of our hotels that it manages.
We funded $3,900 for capital improvements to certain of the hotels included in the IHG agreement during the six months ended June 30, 2020, which resulted in increases in our contractual annual minimum returns of $312. We did not fund any capital improvements for hotels included in the IHG agreement during the six months ended June 30, 2019.
In April 2020, we funded $37,000 of working capital advances under the IHG agreement to cover projected operating losses at our hotels managed by IHG. Working capital advances are reimbursable to us from a share of future cash flows from the hotel operations in excess of the minimum returns due to us, if any, pursuant to the terms of the IHG agreement.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Marriott agreement. Our management agreement with Marriott for 122 hotels, or the Marriott agreement, provides that, as of June 30, 2020, we are to be paid annual minimum returns of $192,891. We realized minimum returns of $28,789 and $49,534 during the three months ended June 30, 2020 and 2019, respectively, and $76,437 and $94,768 during the six months ended June 30, 2020 and 2019, respectively, under this agreement. Pursuant to the Marriott agreement, Marriott had provided us with a security deposit to cover minimum return payment shortfalls, if any. Under this agreement, this security deposit, if utilized, may be replenished and increased up to $64,700 from 60% of the cash flows realized from operations of the 122 hotels after payment of the aggregate annual minimum returns, Marriott’s base management fees and working capital advances, if any. Marriott also provided us with a $30,000 limited guaranty to cover payment shortfalls up to 85% of our minimum returns after the available security deposit balance has been depleted. During the six months ended June 30, 2020, we fully utilized the remaining security deposit of $33,423 and exhausted the $30,000 limited guaranty to cover shortfalls in hotel cash flows available to pay the minimum returns due to us for the period. This limited guaranty expired when it was exhausted. We have the right to terminate the Marriott agreement after the security deposit and the guaranty have been depleted if Marriott fails to fund up to 80% of the minimum returns due to us.
We funded $28,900 and $33,127 for capital improvements to certain of the hotels included in the Marriott agreement during the six months ended June 30, 2020 and 2019, respectively, which resulted in increases in our contractual annual minimum returns of $2,318 and $3,127, respectively.
We and Marriott have identified 33 of the 122 hotels covered by the Marriott agreement that will be sold or rebranded, at which time we will retain the proceeds of any such sales and the aggregate annual minimum returns due to us would decrease by the amount allocated to the applicable hotel. As of June 30, 2020, 24 of these hotels with 2,989 rooms requiring annual minimum returns of $31,021 with an aggregate carrying value of $140,754 were classified as held for sale.
During the three and six months ended June 30, 2020, we funded $30,000 of working capital advances under the Marriott agreement to cover projected operating losses at our hotels managed by Marriott. These working capital advances are reimbursable to us from shares of future cash flows from the hotel operations in excess of the minimum returns due to us and Marriott’s base management fees, if any, pursuant to the terms of the Marriott agreement.
The Marriott agreement requires 5.5% to 6.5% of gross revenues from hotel operations be placed in an FF&E reserve. As a result of current market conditions, we and Marriott have agreed to suspend contributions to the FF&E reserve under the Marriott agreement for the remainder of 2020.
Sonesta agreement. As of June 30, 2020, Sonesta managed 14 of our full-service hotels and 39 of our extended stay hotels pursuant to management agreements for each of the hotels, which we refer to collectively as our Sonesta agreement, and a related pooling agreement, which combines those management agreements for purposes of calculating gross revenues, payment of hotel operating expenses, payment of fees and distributions and minimum returns due to us.
On February 27, 2020, we entered into a transaction agreement with Sonesta pursuant to which we and Sonesta restructured our existing business arrangements as follows:

•
We and Sonesta agreed to sell, rebrand or repurpose our 39 extended stay hotels currently managed by Sonesta, which as of June 30, 2020, had an aggregate carrying value of $461,263 and required aggregate minimum returns of $48,239. As the hotels are sold, rebranded or repurposed, the management agreement for the applicable hotel(s) will terminate without our being required to pay Sonesta a termination fee and our annual minimum returns due to us under our Sonesta agreement will decrease by the amount allocated to the applicable hotel(s);

•	Sonesta continues to manage 14 of our full-service hotels that Sonesta then managed and the annual minimum returns due for these hotels were reduced from $99,013 to $69,013 as of that date;

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

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

•
We and Sonesta modified our then existing Sonesta agreement and pooling agreement so that 5% of the hotel gross revenues of each of our 14 full-service hotels managed by Sonesta will be escrowed for future capital expenditures as FF&E reserves, subject to available cash flows after payment of the annual minimum returns due to us under the Sonesta agreement;

•
We and Sonesta modified our then existing Sonesta agreement and pooling agreement so that (1) our termination rights under those agreements for our 14 full-service hotels managed by Sonesta are generally limited to performance and for “cause,” casualty and condemnation events, (2) a portfolio wide performance test now applies for determining whether the management agreement for any of our full-service hotels managed by Sonesta may be terminated for performance reasons, and (3) the provisions included in our historical pooling agreement that allowed either us or Sonesta to require the marketing for sale of non-economic hotels were removed; and

•
We and Sonesta extended the initial expiration date of the then existing management agreements for our full-service hotels managed by Sonesta located in Chicago, IL and Irvine, CA to January 2037 to align with the initial expiration date for our other full-service hotels managed by Sonesta.

Except as described above, the economic terms of our amended and restated Sonesta agreement and amended and restated pooling agreement are consistent with the historical Sonesta agreement and pooling agreement.
We previously leased 48 vacation units to Wyndham Destinations, Inc. (NYSE: WYND), or Destinations, at our full service hotel located in Chicago, IL, which Sonesta began managing in November 2019 and which had previously been managed by Wyndham. Effective March 1, 2020, Sonesta commenced managing those units and those units were added to our Sonesta agreement for that Chicago hotel.
Our Sonesta agreement provides that we are paid a fixed annual minimum return equal to 8% of our invested capital, as defined therein, if gross revenues of the hotels, after payment of hotel operating expenses and management and related fees (other than Sonesta’s incentive fee, if applicable), are sufficient to do so. Our fixed annual minimum return under our Sonesta agreement was $119,779 as of June 30, 2020. Our Sonesta agreement further provides that we are paid an additional return based upon operating profits, as defined therein, after reimbursement of owner or manager advances, FF&E reserve escrows and Sonesta’s incentive fee, if applicable. Our Sonesta hotels generated a net operating cash flow deficit of $17,666 and returns of $28,005 during the three months ended June 30, 2020 and 2019, respectively, and a net operating cash flow deficit of $25,814 and returns of $42,165 during the six months ended June 30, 2020 and 2019, respectively, under our Sonesta agreement. We do not have any security deposits or guarantees for our Sonesta hotels. Accordingly, the returns we receive from our Sonesta hotels are limited to the hotels’ available cash flows, if any, after payment of operating expenses, including management and related fees. In addition to our minimum returns, the management agreement provides for payment of 80% of hotel cash flows after payment of hotel operating expenses including certain management fees to Sonesta, our minimum return, working capital advances and any FF&E reserves.
During the three months ended June 30, 2020, we funded $7,351 of working capital advances under our Sonesta agreement to cover projected operating losses at our hotels managed by Sonesta. These working capital advances are reimbursable to us from a share of future cash flows from the hotel operations in excess of the minimum returns due to us, if any, pursuant to the terms of the Sonesta agreement.
Pursuant to our Sonesta agreement, we incurred management, reservation and system fees and reimbursement costs for certain guest loyalty, marketing program and third-party reservation transmission fees of $2,147 and $10,180 for the three months ended June 30, 2020 and 2019, respectively, and $8,925 and $18,703 for the six months ended June 30, 2020 and 2019, respectively. In addition, we incurred procurement and construction supervision fees of $270 and $581 for the three months ended June 30, 2020 and 2019, respectively, and $902 and $986 for the six months ended June 30, 2020 and 2019, respectively, pursuant to our Sonesta agreement. These amounts are included in hotel operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Our Sonesta agreement does not require FF&E escrow deposits for our extended stay hotels managed by Sonesta and, prior to February 27, 2020, did not require FF&E escrow deposits for our full-service hotels managed by Sonesta, but does and did, as applicable, require us to fund capital expenditures that we approve or approved at our Sonesta hotels. No FF&E escrow deposits were required during the three and six months ended June 30, 2020. We funded $40,088 and $34,306 for renovations and other capital improvements to certain hotels included in our Sonesta agreement during the six months ended June 30, 2020 and 2019, respectively, which resulted in increases in our contractual annual minimum returns of $2,934 and $1,928, respectively. We owed Sonesta $7,154 and $15,537 for capital expenditure and other reimbursements at June 30, 2020 and December 31, 2019, respectively. Amounts due from Sonesta are included in due from related persons and amounts owed to Sonesta are included in due to related persons in our condensed consolidated balance sheets.
Accounting for Investment in Sonesta:
We account for our 34% non-controlling interest in Sonesta under the equity method of accounting. As of June 30, 2020, our investment in Sonesta had a carrying value of $44,378. This amount is included in other assets in our condensed consolidated balance sheets. The cost basis of our investment in Sonesta exceeded our proportionate share of Sonesta’s total shareholders’ equity book value on the date of acquisition, February 27, 2020, by an aggregate of $8,000. As required under GAAP, we are amortizing this difference to equity in earnings of an investee over 31 years, the weighted average remaining useful life of the real estate assets and intangible assets and liabilities owned by Sonesta as of the date of our acquisition. We recorded amortization of the basis difference of $65 in both the three and six months ended June 30, 2020. We recognized losses of $2,218 and $2,936 related to our investment in Sonesta for the three and six months ended June 30, 2020, respectively. These amounts are included in equity in earnings (losses) of an investee in our condensed consolidated statements of comprehensive income.
We recorded a liability for the fair value of our initial investment in Sonesta, as no cash consideration was exchanged related to the modification of our management agreement with, and investment in, Sonesta. This liability for our investment in Sonesta is included in accounts payable and other liabilities in our condensed consolidated balance sheet and is being amortized on a straight-line basis through January 31, 2037, the remaining term of the Sonesta agreement as a reduction to hotel operating expenses in our condensed consolidated statements of comprehensive income. We reduced hotel operating expenses by $621 and $828 for the three and six months ended June 30, 2020, respectively, for amortization of this liability. As of June 30, 2020, the unamortized balance of this liability was $41,172.
See Note 10 for further information regarding our relationship, agreements and transactions with Sonesta.
Hyatt agreement. Our management agreement with Hyatt for 22 hotels, or our Hyatt agreement, provides that, as of June 30, 2020, we are to be paid an annual minimum return of $22,037. We realized minimum returns of $5,509 during each of the three months ended June 30, 2020 and 2019 and minimum returns of $11,019 during each of the six months ended June 30, 2020 and 2019 under this agreement. Pursuant to our Hyatt agreement, Hyatt has provided us with a guaranty, which is limited to $50,000. During the six months ended June 30, 2020, the hotels under this agreement generated cash flows that were less than the minimum returns due to us for the period, and Hyatt made $11,094 of guaranty payments to cover the shortfall. The available balance of the guaranty was $8,561 as of June 30, 2020. In addition to our minimum returns, this management agreement provides for payment to us of 50% of the hotels’ available cash flows after payment of operating expenses, funding required FF&E reserves, payment of our minimum return, our working capital advances and reimbursement to Hyatt of working capital and guaranty advances.
During the three months ended June 30, 2020, we funded $3,700 of working capital advances under our Hyatt agreement to cover projected operating losses at our hotels managed by Hyatt. Working capital advances are reimbursable to us from a share of future cash flows from the hotel operations in excess of the minimum returns due to us, if any, pursuant to the terms of the Hyatt agreement.
Our Hyatt agreement requires 5% of gross revenues from hotel operations be placed in an FF&E reserve, subject to available cash flow.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Radisson agreement. Our management agreement with Radisson for nine hotels, or our Radisson agreement, provides that, as of June 30, 2020, we are to be paid annual minimum returns of $20,442. We realized minimum returns of $5,111 and $5,015 during the three months ended June 30, 2020 and 2019, respectively, and minimum returns of $10,221 and $9,846 during the six months ended June 30, 2020 and 2019, respectively, under this agreement. Pursuant to our Radisson agreement, Radisson has provided us with a guaranty, which is limited to $47,523. During the six months ended June 30, 2020, the hotels under this agreement generated cash flows that were less than the minimum returns due to us for the period and Radisson made $13,789 of guaranty payments to cover the shortfall. The available balance of the guaranty was $27,426 as of June 30, 2020. In addition to our minimum returns, our Radisson agreement provides for payment to us of 50% of the hotels’ available cash flows after payment of operating expenses, funding the required FF&E reserve, payment of our minimum returns, our working capital advances and reimbursement to Radisson of working capital and guaranty advances, if any.
Our Radisson agreement requires 5% of gross revenues from hotel operations be placed in an FF&E reserve. As a result of current market conditions, effective April 1, 2020, we and Radisson have agreed to suspend contributions to the FF&E reserve under our Radisson agreement for the remainder of 2020.
Wyndham agreements. Our management agreement with Wyndham for 20 hotels, or our Wyndham agreement expires on September 30, 2020 and we expect to transition management and branding of these hotels to Sonesta upon expiration of the agreement unless sooner terminated with respect to any hotels that are sold. Wyndham is required to pay us all cash flows of the hotels after payment of hotel operating costs. Wyndham is not entitled to any base management fees for the remainder of the agreement term. Our Wyndham hotels generated a net operating cash flow deficit of $2,667 and returns of $5,964 during the three months ended June 30, 2020 and 2019, respectively, and a net operating cash flow deficit of $3,748 and returns of $11,873 during the six months ended June 30, 2020 and 2019, respectively.
We funded $1,212 and $2,278 for capital improvements at certain of the hotels included in our Wyndham agreement during the six months ended June 30, 2020 and 2019, respectively.
In April 2020, we funded $2,423 of working capital advances under our Wyndham agreement to cover projected operating losses at our hotels managed by Wyndham.
Net lease portfolio
As of June 30, 2020, we owned 809 net lease service-oriented retail properties with 13.7 million square feet with leases requiring annual minimum rents of $369,423 with a weighted (by annual minimum rents) average remaining lease term of 11.11 years. The portfolio was 99% leased by 180 tenants operating under 129 brands in 22 distinct industries.
TA leases
TA is our largest tenant. As of June 30, 2020, we leased to TA a total of 179 travel centers under five leases that expire between 2029 and 2035 and require annual minimum rents of $246,110 which represent approximately 25.6% of our total annual minimum returns and rents as of June 30, 2020. In addition, TA is required to pay us previously deferred rent obligations in quarterly installments of $4,404 through January 31, 2023. TA paid $4,404 and $8,808 of deferred rent to us for the three and six months ended June 30, 2020, respectively. The remaining balance of previously deferred rents was $48,440 as of June 30, 2020.
We recognized rental income from TA of $61,528 and $62,680 for the three months ended June 30, 2020 and 2019, respectively, and $123,055 and $125,756 for the six months ended June 30, 2020 and 2019, respectively. Rental income for the three months ended June 30, 2020 and 2019 includes $3,236 and $3,277 respectively, and for the six months ended June 30, 2020 and 2019, includes $6,584 and $4,491, respectively, of adjustments to record the deferred rent obligations under our TA leases and the estimated future payments to us by TA for the cost of removing underground storage tanks on a straight-line basis. As of June 30, 2020 and December 31, 2019, we had receivables for current rent amounts owed to us by TA and straight-line rent adjustments of $60,999 and $68,653, respectively. These amounts are included in due from related persons in our condensed consolidated balance sheets.
Our TA leases do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Under our TA leases, TA may request that we fund capital improvements in return for increases in TA’s annual minimum rent equal to 8.5% of the amounts funded. We did not fund any capital improvements to our properties that we leased to TA during the six months ended June 30, 2020 or 2019.
In addition to the rental income that we recognized during the three months ended June 30, 2020 and 2019 as described above, our TA leases require TA to pay us percentage rent based upon increases in certain sales. We determine percentage rent due under our TA leases annually and recognize any resulting amount as rental income when all contingencies are met. We had aggregate deferred percentage rent under our TA leases of $124 and $958 for the three months ended June 30, 2020 and 2019, respectively, and $849 and $2,027 for the six months ended June 30, 2020 and 2019, respectively.
See Note 10 for further information regarding our relationship with TA.
Other net lease agreements
Our net lease agreements generally provide for minimum rent payments and in addition may include variable payments. Rental income from operating leases, including any payments derived by index or market-based indices, is recognized on a straight-line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining the lease term. We recognized rental income from our 630 other net lease properties of $32,386 and $69,039 for the three and six months ended June 30, 2020, respectively, which include $4,099 and $5,800, respectively, of adjustments to record scheduled rent changes under certain of our leases on a straight-line basis.
As a result of the COVID-19 pandemic, some of our tenants have requested rent assistance. During the three months ended June 30, 2020, we collected 58.7% of rents from our other net lease tenants (45.6% in April 2020, 57.6% in May 2020 and 74.6% in June 2020). In July 2020, we collected 80.0% of rents due to us from our other net lease tenants. We have entered into rent deferral agreements with 80 net lease retail tenants with leases requiring an aggregate of $59,288 of annual minimum rents. These amounts do not include tenants that have withdrawn previously approved deferral requests. Generally these rent deferrals are for one to four months of rent and will be payable by the tenants over a 12 to 24 month period beginning in September 2020. We have deferred an aggregate of $11,312 of rent as of August 6, 2020.
We have elected to use the FASB relief package regarding the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. The FASB relief package provides entities with the option to account for lease concessions resulting from the COVID-19 pandemic outside of the existing lease modification guidance if the resulting cash flows from the modified lease are substantially the same as the original lease. Because the deferred rents referenced above will be repaid over a 12 to 24 month period, the cash flows from the respective leases are substantially the same as before the rent deferrals.
We continually review receivables related to rent, straight-line rent and property operating expense reimbursements and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes an assessment of whether or not substantially all of the amounts due under a tenant’s lease are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as cash is received. We recognize all changes in the collectability assessment for an operating lease as an adjustment to rental income and do not record an allowance for uncollectible accounts. We recorded reserves for uncollectible amounts against rental income of $4,995 and $5,905 for the three and six months ended June 30, 2020, respectively. We had reserves for uncollectible rents of $11,835 and $5,981 as of June 30, 2020 and December 31, 2019, respectively, included in our condensed consolidated balance sheets.
Guarantees and security deposits generally. When we reduce the amounts of the security deposits we hold for any of our operating agreements for payment deficiencies, it does not result in additional cash flows to us of the deficiency amounts, but reduces the refunds due to the respective tenants or managers that have provided us with these security deposits upon expiration of the applicable operating agreement. The security deposits are non-interest bearing and are not held in escrow. Under these agreements, any amount of the security deposits which are applied to payment deficits may be replenished from a share of future cash flows from the applicable hotel operations pursuant to the terms of the applicable agreements.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Certain of our managed hotel portfolios had net operating results that were, in the aggregate, $196,107 and $4,853 less than the minimum returns due to us for the three months ended June 30, 2020 and 2019, respectively, and $314,171 and $37,085 less than the minimum returns due to us for the six months ended June 30, 2020 and 2019, respectively. When managers of these hotels are required to fund the shortfalls under the terms of our management agreements or their guarantees, we reflect such fundings (including security deposit applications) in our condensed consolidated statements of comprehensive income as a reduction of hotel operating expenses. We reduced hotel operating expenses by $121,155 for the three months ended June 30, 2020 and $191,660 and $16,679 for the six months ended June 30, 2020 and 2019, respectively. There was no reduction to hotel operating expense for the three months ended June 30, 2019. We had shortfalls at certain of our managed hotel portfolios not funded by the managers of these hotels under the terms of our management agreements of $73,617 and $5,090 for the three months ended June 30, 2020 and 2019, respectively, and $121,373 and $23,797 for the three months ended June 30, 2020 and 2019, respectively, which represent the unguaranteed portions of our minimum returns from our Sonesta, Marriott and Wyndham agreements.
Certain of our guarantees and our security deposits may be replenished by a share of future cash flows from the applicable hotel operations in excess of the minimum returns due to us pursuant to the terms of the respective agreements. When our guarantees and security deposits are replenished by cash flows from hotel operations, we reflect such replenishments in our condensed consolidated statements of comprehensive income as an increase to hotel operating expenses. We had $9,208 and $3,422 of guaranty and security deposit replenishments for the three and six months ended June 30, 2019, respectively. There were no guaranty or security deposit replenishments for the three or six months ended June 30, 2020 .
Note 7. Indebtedness
Our principal debt obligations at June 30, 2020 were: (1) $33,127 of outstanding borrowings under our $1,000,000 revolving credit facility; (2) our $400,000 term loan; and (3) $5,800,000 aggregate outstanding principal amount of senior unsecured notes. Our revolving credit facility and our term loan are governed by a credit agreement with a syndicate of institutional lenders.
Our $1,000,000 revolving credit facility is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is July 15, 2022, and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to extend the maturity date of the facility for two additional six-month periods. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. We are required to pay interest on borrowings under our revolving credit facility at the rate of LIBOR plus a premium, which was 205 basis points per annum, subject to a LIBOR floor of 0.50%, as of June 30, 2020. We also pay a facility fee, which was 30 basis points per annum at June 30, 2020, on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. As of June 30, 2020, the annual interest rate payable on borrowings under our revolving credit facility was 2.55%. The weighted average annual interest rate for borrowings under our revolving credit facility was 2.00% and 2.30% for the three and six months ended June 30, 2020, respectively, and 3.40% for both the three and six months ended June 30, 2019. As of June 30, 2020, we had $33,127 outstanding and $966,873 available under our revolving credit facility. As of August 6, 2020, we had $32,089 outstanding and $967,911 available to borrow under our revolving credit facility, subject to the minimum liquidity requirements under our credit agreement described below.
Our $400,000 term loan, which matures on July 15, 2023, is prepayable without penalty at any time. We are required to pay interest on the amount outstanding under our term loan at the rate of LIBOR plus a premium, which was 225 basis points per annum, subject to a LIBOR floor of 0.50%, as of June 30, 2020. The interest rate premium is subject to adjustment based on changes to our credit ratings. As of June 30, 2020, the annual interest rate for the amount outstanding under our term loan was 2.75%. The weighted average annual interest rate for borrowings under our term loan was 2.43% and 2.73% for the three and six months ended June 30, 2020, respectively, and 3.58% and 3.59% for the three and six months ended June 30, 2019, respectively.
Our credit agreement also includes a feature under which maximum aggregate borrowings may be increased to up to $2,300,000 on a combined basis in certain circumstances. This feature may not be utilized during the Waiver Period (as defined below) and continuing until such time as we have demonstrated compliance with certain of our financial covenants as of June 30, 2021 pursuant to the terms of the amendment to the credit agreement governing our revolving credit facility and term loan described below. Our credit agreement and our unsecured senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as,

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business manager. Our credit agreement and our unsecured senior notes indentures and their supplements also contain covenants, including those that restrict our ability to incur debts or to make distributions under certain circumstances and generally require us to maintain certain financial ratios. Our credit agreement also currently restricts our ability to make certain investments. We believe we were in compliance with the terms and conditions of our credit agreement, subject to the waiver described below, and our unsecured senior notes indentures and their supplements at June 30, 2020.
On May 8, 2020, we amended the credit agreement governing our $1,000,000 revolving credit facility and $400,000 term loan. The amendment provides a waiver of certain of the financial covenants under our credit agreement through March 31, 2021, or the Waiver Period, during which, subject to certain conditions, we will continue to have access to undrawn amounts under the credit facility.
During the Waiver Period, and continuing thereafter until such time as we have demonstrated compliance with certain of our financial covenants as of June 30, 2021:

•	we are required to maintain unrestricted liquidity (unrestricted cash or undrawn availability under our $1,000,000 revolving credit facility) of not less than $125,000;

•	our interest rate premium over LIBOR under our revolving credit facility and term loan was increased by 50 basis points;

•
our ability to pay distributions on our common shares has been limited to amounts required to maintain our qualification for taxation as a real estate investment trust, or REIT, and to avoid the payment of certain income and excise taxes, and to pay a cash dividend of $0.01 per common share per quarter;

•
we are subject to certain additional covenants, including additional restrictions on our ability to incur indebtedness (with exceptions for borrowings under our revolving credit facility and certain other categories of secured and unsecured indebtedness), and to acquire real property or make other investments (with exceptions for, among other things, certain categories of capital expenditures and costs, and certain share purchases); and

•
we are generally required to apply the net cash proceeds from the disposition of assets, capital markets transactions, debt refinancings or COVID-19 pandemic-related government stimulus programs to the repayment of outstanding loans under the credit agreement.

We have pledged our equity in certain of our property owning subsidiaries to secure our obligations under the credit agreement. These subsidiaries owned properties with $876,715 of undepreciated book value as of June 30, 2020. We will be required to pledge the equity of additional property owning subsidiaries in the event that the ratio of the outstanding amount of the loans and other credit extensions under the credit agreement to the undepreciated book value of real property owned by the pledged subsidiaries, or the Collateral Value Percentage, exceeds 50%. These pledges are subject to release in full, (i) subject to the satisfaction of certain conditions, including, among other things, our having complied with the financial covenants under the credit agreement for two fiscal quarters following the end of the Waiver Period or (ii) in connection with our having issued at least $500,000 of unsecured notes with an initial term of five years, or a Qualified Note Issuance, provided that, among other conditions, the outstanding amount of the revolving facility does not exceed $750,000 and the term loan has been paid in full. If, following a release of pledges in connection with Qualified Note Issuance, a request for a borrowing under the revolving facility would result in more than $750,000 outstanding under the revolving facility, we are required to deliver new equity pledges such that the Collateral Value Percentage is no more than 50%. We have the right to substitute collateral and otherwise obtain the release of pledged subsidiaries in certain circumstances. While the equity pledges remain in effect, we will remain subject to the restrictions on our ability to make investments or pay distributions on our common shares that are described above.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

On June 17, 2020, we issued $800,000 principal amount of our 7.50% unsecured senior notes due 2025. The aggregate net proceeds from this offering was $788,002, after underwriting discounts and other offering expenses. These notes are fully and unconditionally guaranteed by certain of our subsidiaries. The subsidiaries in the guarantee pool may change from time to time as subsidiaries are allocated to or from the pledge pool for our credit agreement or for certain other reasons. Each subsidiary guarantor’s guarantee will automatically terminate and each subsidiary guarantor will automatically be released from all of its obligations under its guarantee and the indenture under certain circumstances, including on or after the date on which (a) the notes have received a rating equal to or higher than Baa2 (or the equivalent) by Moody’s Investors Service, Inc., or Moody’s, or BBB (or the equivalent) by Standard & Poor’s Ratings Services, a Standard & Poor’s Financial Services LLC business, or Standard & Poor’s, or if Moody’s or Standard & Poor’s ceases to rate the notes for reasons outside of our control, the equivalent investment grade rating from any other rating agency and (b) no default or event of default has occurred and is continuing under the indenture governing the notes.
On June 17, 2020, we repurchased $350,000 principal amount of our $400,000 of 4.25% senior notes due 2021 at a total cost of $355,971 excluding accrued interest pursuant to a cash tender offer. We recorded a loss of approximately $6,970, net of discount and deferred financing costs, on extinguishment of debt during the three months ended June 30, 2020. We funded this purchase using borrowings under our revolving credit facility.
Note 8. Shareholders' Equity
Distributions
On February 20, 2020, we paid a regular quarterly distribution to our common shareholders of record on January 27, 2020 of $0.54 per share, or $88,863. On May 21, 2020 we paid a regular quarterly distribution to common shareholders of record on April 21, 2020 of $0.01 per share, or $1,646. On July 16, 2020, we declared a regular quarterly distribution to common shareholders of record on July 27, 2020 of $0.01 per share, or $1,646. We expect to pay this amount on or about August 20, 2020.
Share Awards
On February 27, 2020, in accordance with our Trustee compensation arrangements, we awarded 3,000 of our common shares, valued at $18.64 per common share, the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on that day to each of our two new Trustees in connection with their election to our Board of Trustees.
On June 10, 2020, in accordance with our Trustee compensation arrangements, we awarded 5,000 of our common shares, valued at $10.80 per common share, the closing price of our common shares on Nasdaq on that day to each of our seven Trustees as part of their annual compensation.
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
During the quarter ended June 30, 2020, we purchased an aggregate of 3,808 of our common shares valued at a weighted average price per common share of $7.09, based on the closing price of our common shares on Nasdaq, on the date of repurchase, from a certain former officer and employee of RMR LLC, in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
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

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Pursuant to our business management agreement, we recognized net business management fees of $8,411 and $9,661 for the three months ended June 30, 2020 and 2019, respectively, and $18,971 and $19,388 for the six months ended June 30, 2020 and 2019, respectively. Based on our common share total return, as defined in our business management agreement, as of each of June 30, 2020 and 2019, no incentive fees are included in the net business management fees we recognized for the three or six months ended June 30, 2020 or 2019. The actual amount of annual incentive fees for 2020, if any, will be based on our common share total return, as defined in our business management agreement, for the three-year period ending December 31, 2020, and will be payable in 2021. We did not incur an incentive fee payable to RMR LLC for the year ended December 31, 2019. We include business management fee amounts in general and administrative expenses in our condensed consolidated statements of comprehensive income.
Pursuant to our property management agreement with RMR LLC, we recognized property management and construction supervision fees of $921 and $27 for the three months ended June 30, 2020 and 2019, respectively, and $1,941 and $38 for the six months ended June 30, 2020 and 2019, respectively. These amounts are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated statements of comprehensive income.
We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. We are generally not responsible for payment of RMR LLC’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC employees assigned to work exclusively or partly at our net lease properties (excluding properties leased to TA) and the office building component of one of our hotels, our share of the wages, benefits and other related costs of RMR LLC's centralized accounting personnel, our share of RMR LLC’s costs for providing our internal audit function, and as otherwise agreed. We reimbursed RMR LLC $139 and $142 for these expenses and costs for the three months ended June 30, 2020 and 2019, respectively, and $266 and $342 for the six months ended June 30, 2020 and 2019, respectively. We included these amounts in other operating expenses and selling, general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income.

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
TA. TA is our largest tenant and property operator, leasing 26.6% of our gross carrying value of real estate properties as of June 30, 2020. We lease 179 of our travel centers to TA under the TA leases. As of June 30, 2020, we owned 684,000 shares of TA common stock, representing approximately 8.2% of TA’s outstanding shares of common stock. RMR LLC provides management services to both us and TA, and Adam D. Portnoy, also serves as the chair of the board of directors and as a managing director of TA and, as of June 30, 2020, beneficially owned through RMR LLC 298,538 shares of TA common stock, representing approximately 3.6% of TA’s outstanding shares of common stock. See Note 6 for further information regarding our relationships, agreements and transactions with TA and Note 13 for further information regarding our investment in TA. In July 2020, we purchased 500,797 shares of TA common stock at the public offering price of $14.00 per share for an aggregate purchase price of $7,011 in an underwritten public offering. As a result of this purchase, we maintained our approximately 8.2% ownership of TA’s outstanding common stock.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Sonesta. Sonesta is a private company that is majority owned by Adam D. Portnoy, one of our Managing Trustees who also serves as one of Sonesta’s directors, and a person related to him. One of Sonesta’s other directors is our other Managing Trustee, President and Chief Executive Officer and Sonesta’s other director serves as RMR LLC’s and RMR Inc.’s executive vice president, general counsel and secretary and as our Secretary. Sonesta’s chief executive officer and chief financial officer are officers of RMR LLC. Certain other officers and employees of Sonesta are former employees of RMR LLC. RMR LLC also provides certain services to Sonesta. As of June 30, 2020, we owned approximately 34% of Sonesta which managed 53 of our hotels pursuant to our Sonesta agreement. See Note 6 for further information regarding our relationships, agreements and transactions with Sonesta.
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
As of June 30, 2020 and December 31, 2019, our investment in AIC had a carrying value of $12 and $298, respectively. These amounts are included in other assets in our condensed consolidated balance sheets. In June 2020, we received an additional liquidating distribution from AIC of $286 in connection with AIC’s dissolution. We recognized income of $130 and $534 related to our investment in AIC for the three and six months ended June 30, 2019, respectively, which amounts are included in equity in earnings of an investee in our condensed consolidated statements of operations and comprehensive loss. Our other comprehensive income (loss) attributable to common shareholders for the three and six months ended June 30, 2019 includes our proportionate share of unrealized gains and losses on securities held for sale, which were then owned by AIC, related to our investment in AIC.
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
During the three months ended June 30, 2020, we recognized income tax expense of $16,660, which includes $451 of foreign taxes and $559 of state taxes. We recorded a $15,650 deferred tax liability as a result of the book value to tax basis difference related to the accounting of an insurance settlement in the three months ended June 30, 2020. See Note 5 for further information regarding this insurance settlement. During the six months ended June 30, 2020, we recognized income tax expense of $17,002 which includes $502 of foreign taxes, $850 of state taxes and the $15,650 of deferred tax liability described above. During the three months ended June 30, 2019, we recognized income tax benefit of $260 which includes $97 of foreign tax and $163 of state tax benefits. During the six months ended June 30, 2019, we recognized income tax expense of $799 which includes $218 of foreign taxes and $581 of state taxes.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 12. Segment Information
We aggregate our hotels and net lease portfolio into two reportable segments, hotel investments and net lease investments, based on their similar operating and economic characteristics.

	For the Three Months Ended June 30, 2020
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$117,356	$—	$—	$117,356
Rental income	1,992	95,592	—	97,584
FF&E reserve income	—	—	—	—
Total revenues	119,348	95,592	—	214,940

Expenses:
Hotel operating expenses	46,957	—	—	46,957
Other operating expenses	—	3,565	—	3,565
Depreciation and amortization	67,898	59,529	—	127,427
General and administrative	—	—	11,302	11,302
Loss on asset impairment	22,361	6,153	—	28,514
Total expenses	137,216	69,247	11,302	217,765

Loss on sale of real estate	—	(2,853)	—	(2,853)
Gain on insurance settlement	62,386	—	—	62,386
Unrealized gain on equity securities	—	—	3,848	3,848
Interest income	15	—	—	15
Interest expense	—	—	(72,072)	(72,072)
Loss on early extinguishment of debt	—	—	(6,970)	(6,970)
Income (loss) before income taxes and equity in earnings of an investee	44,533	23,492	(86,496)	(18,471)
Income tax expense	—	—	(16,660)	(16,660)
Equity in losses of an investee	(2,218)	—	—	(2,218)
Net income (loss)	$42,315	$23,492	$(103,156)	$(37,349)

	For the Six Months Ended June 30, 2020
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$500,859	$—	$—	$500,859
Rental income	2,372	195,284	—	197,656
FF&E reserve income	201	—	—	201
Total revenues	503,432	195,284	—	698,716

Expenses:
Hotel operating expenses	318,105	—	—	318,105
Other operating expenses	—	7,324	—	7,324
Depreciation and amortization	135,438	119,915	—	255,353
General and administrative	—	—	25,326	25,326
Loss on asset impairment	22,361	22,893	—	45,254
Total expenses	475,904	150,132	25,326	651,362

Loss on sale of real estate	—	(9,764)	—	(9,764)
Gain on insurance settlement	62,386	—	—	62,386
Unrealized losses on equity securities	—	—	(1,197)	(1,197)
Interest income	162	—	115	277
Interest expense	—	—	(143,147)	(143,147)
Loss on early extinguishment of debt	—	—	(6,970)	(6,970)
Income (loss) before income taxes and equity in earnings of an investee	90,076	35,388	(176,525)	(51,061)
Income tax expense	—	—	(17,002)	(17,002)
Equity in losses of an investee	(2,936)	—	—	(2,936)
Net income (loss)	$87,140	$35,388	$(193,527)	$(70,999)

	As of June 30, 2020
	Hotels	Net Lease	Corporate	Consolidated
Total assets	$4,972,731	$3,869,686	$37,128	$8,879,545

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

	For the Three Months Ended June 30, 2019
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$541,215	$—	$—	$541,215
Rental income	5,074	63,143	—	68,217
FF&E reserve income	1,130	—	—	1,130
Total revenues	547,419	63,143	—	610,562

Expenses:
Hotel operating expenses	380,431	—	—	380,431
Other operating expenses	—	1,272	—	1,272
Depreciation and amortization	66,900	32,296	—	99,196
General and administrative	—	—	12,207	12,207
Total expenses	447,331	33,568	12,207	493,106

Dividend income	—	—	876	876
Unrealized loss on equity securities	—	—	(60,788)	(60,788)
Interest income	216	—	233	449
Interest expense	—	—	(49,601)	(49,601)
Income (loss) before income taxes and equity in earnings of an investee	100,304	29,575	(121,487)	8,392
Income tax benefit	—	—	260	260
Equity in earnings of an investee	—	—	130	130
Net income (loss)	$100,304	$29,575	$(121,097)	$8,782

	For the Six Months Ended June 30, 2019
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$996,078	$—	$—	$996,078
Rental income	10,148	126,742	—	136,890
FF&E reserve income	2,502	—	—	2,502
Total revenues	1,008,728	126,742	—	1,135,470

Expenses:
Hotel operating expenses	698,116	—	—	698,116
Other operating expenses	—	2,712	—	2,712
Depreciation and amortization	133,365	65,196	—	198,561
General and administrative	—	—	24,442	24,442
Total expenses	831,481	67,908	24,442	923,831

Gain on sale of real estate	—	159,535	—	159,535
Dividend income	—	—	1,752	1,752
Unrealized loss on equity securities	—	—	(39,811)	(39,811)
Interest income	427	—	659	1,086
Interest expense	—	—	(99,367)	(99,367)
Income (loss) before income taxes and equity in earnings of an investee	177,674	218,369	(161,209)	234,834
Income tax expense	—	—	(799)	(799)
Equity in earnings of an investee	—	—	534	534
Net income (loss)	$177,674	$218,369	$(161,474)	$234,569

	As of December 31, 2019
	Hotels	Net Lease	Corporate	Consolidated
Total assets	$4,866,549	$4,042,831	$124,587	$9,033,967

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 13. Fair Value of Assets and Liabilities
The table below presents certain of our assets and liabilities carried at fair value at June 30, 2020, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset or liability.

		Fair Value at Reporting Date Using
	Carrying Value at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	June 30, 2020	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurement Assets:
Investment in TA (1)	$10,534	$10,534	$—	$—
Non-recurring Fair Value Measurement Assets:
Assets of properties held for sale (2)	$152,367	$—	$156,610	$—

(1)
Our 684,000 common shares of TA, which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs). Our historical cost basis for these shares is $17,407 as of June 30, 2020. During the three months ended June 30, 2020, we recorded unrealized gains of $3,848, during the six months ended June 30, 2020, we recorded unrealized losses of $1,198 and during the three and six months ended June 30, 2019, we recorded unrealized losses of $1,676 and $479, respectively, to adjust the carrying value of our investment in TA shares to its fair value.

(2)
As of June 30, 2020, we owned 25 hotels and nine net lease properties located in eight states classified as held for sale with an aggregate net carrying value of $152,367 before adjusting for estimated costs of sale of $4,243. These properties are recorded at their estimated fair value less costs to sell based on the sales prices under purchase agreements with third-parties (Level 2 inputs as defined in the fair value hierarchy under GAAP). We recorded a $28,514 loss on asset impairment during the three months ended June 30, 2020 to reduce the carrying value of 21 of these properties to its estimated fair value less costs to sell.

In addition to the investment securities included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, revolving credit facility, term loan, senior notes and security deposits. At June 30, 2020 and December 31, 2019, the fair values of these additional financial instruments approximated their carrying values in our condensed consolidated balance sheets due to their short-term nature or floating interest rates, except as follows:

	June 30, 2020		December 31, 2019
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Senior Unsecured Notes, due 2021 at 4.25%	$49,887	$49,925	$398,379	$406,838
Senior Unsecured Notes, due 2022 at 5.00%	497,427	490,115	496,821	526,500
Senior Unsecured Notes, due 2023 at 4.50%	499,514	480,255	499,432	520,478
Senior Unsecured Notes, due 2024 at 4.65%	348,497	317,597	348,295	364,277
Senior Unsecured Notes, due 2024 at 4.35%	818,810	748,584	818,075	848,847
Senior Unsecured Notes, due 2025 at 4.50%	346,774	318,931	346,431	361,783
Senior Unsecured Notes, due 2025 at 7.50%	788,098	847,704	—	—
Senior Unsecured Notes, due 2026 at 5.25%	343,649	319,519	343,083	369,185
Senior Unsecured Notes, due 2026 at 4.75%	446,210	402,597	445,905	464,315
Senior Unsecured Notes, due 2027 at 4.95%	395,027	351,598	394,649	414,012
Senior Unsecured Notes, due 2028 at 3.95%	391,333	326,966	390,759	393,940
Senior Unsecured Notes, due 2029 at 4.95%	417,703	360,906	417,307	434,248
Senior Unsecured Notes, due 2030 at 4.375%	389,089	327,906	388,522	394,788
Total financial liabilities	$5,732,018	$5,342,603	$5,287,658	$5,499,211

(1)	Carrying value includes unamortized discounts and premiums and issuance costs.
At June 30, 2020 and December 31, 2019, we estimated the fair values of our senior notes using an average of the bid and ask price of our then outstanding issuances of senior notes (Level 2 inputs).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2019 Annual Report.
Overview (dollar amounts in thousands, except share amounts and per-room hotel data)
We are a REIT organized under the laws of the State of Maryland. As of June 30, 2020, we owned 1,138 properties in 47 states, the District of Columbia, Canada and Puerto Rico.
Impact of COVID-19
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic and, in response to the outbreak, the U.S. Health and Human Services Secretary declared a public health emergency in the United States and many states and municipalities declared public health emergencies. The virus that causes COVID-19 has continued to spread throughout the United States and the world. Various governmental and market responses attempting to contain and mitigate the spread of the virus that causes COVID-19 have negatively impacted, and continue to negatively impact, the global economy, including the U.S. economy. As a result, most market observers believe the global economy and the U.S. economy are in a recession. States and municipalities across the United States have been allowing certain businesses to reopen and easing certain restrictions they had previously implemented in response to the COVID-19 pandemic, often in stages that are phased in over time. Recently, economic data have indicated that the U.S. economy has increasingly improved since the lowest periods experienced in March and April 2020. However, certain areas of the United States have experienced increased numbers of COVID-19 infections following the reopenings of their economies and easing of restrictions and, in some cases, certain states have imposed or re-imposed closings of certain business activities and other restrictions in response. It is unclear whether the increases in the number of COVID-19 infection outbreaks will continue and/or amplify or whether any “second wave” of COVID-19 infections will occur in the United States or elsewhere and, if so, what the impact of that would be on human health and safety, the economy, our tenants or our business.
Our business is focused on lodging and service retail properties, which have been some of the industries most severely and negatively impacted by the effects of the pandemic. These conditions have materially and adversely impacted our business, operations, financial results and liquidity. In particular, a variety of factors related to the COVID-19 pandemic have caused, and are expected to continue to cause, a decline in the lodging industry, including, but not limited to, (i) restrictions on travel and public gatherings imposed by governmental entities and employers, (ii) the closure of hotels, restaurants and other venues, and (iii) the postponement or cancellation of industry conventions and conferences, and other demand drivers of our hotels, (iv) the closure of amusement parks, museums and other tourist attractions, (v) the closure of colleges and universities, and (vi) negative public perceptions of travel and public gatherings in light of the perceived risks associated with the COVID-19 pandemic. The reduced economic activity resulting from these factors has severely and negatively impacted our operations. Our hotels have experienced a significant decline in occupancy and revenues.
We suspended operations at 19 hotels as a result of the COVID-19 pandemic and related declines in business activity (17 full-service hotels and two extended stay hotels) during March and April 2020. In June 2020, five of the closed hotels resumed operations and, as of August 6, 2020, 9 of these 19 hotels have resumed operations. Hotel occupancies reached all-time lows during the second quarter of 2020 as a result weak demand resulting from various forms of stay-at-home restrictions being enforced throughout the United States due to the COVID-19 pandemic. Occupancy at our hotels was 21.0% in April 2020, 26.8% in May 2020 and 35.5% in June 2020. Hotel performance has gradually improved since the lows seen in April 2020 as travel demand slowly recovered. For the 28 days ended July 25, 2020, occupancy at our hotels was 42.4%.
We continue to work with our operators to mitigate the impact on our hotel operations as a result of general economic and industry conditions relating to the COVID-19 pandemic, including efforts to reduce operating expenses such as, but not limited to, staffing reductions and furloughs, utility consumption reductions, purchasing reductions and eliminations, service contract reductions and eliminations, food service and exercise facilities closures, and reduction and elimination of certain marketing expenditures. We have also agreed to suspend contributions to our FF&E reserves under certain of our agreements. These efforts to reduce operating expenses have been partially offset by additional expenses we and our hotel managers have incurred to change the operations and procedures at our hotels in response to the COVID-19 pandemic. Cleaning protocols, safety standards and other operational considerations have been modified that have resulted in, and which we expect will continue to result in, increased operating expenses and may require additional capital expenditures at our hotels.

As a result of the depressed activity at our hotels and expected losses, several of our operators have requested working capital advances from us to pay operating expenses for our hotels. During the six months ended June 30, 2020, we advanced an aggregate of $80,474 of working capital to certain of our hotel operators to cover projected operating losses. We advanced $37,000 to IHG, $30,000 to Marriott, $7,351 to Sonesta, $2,423 to Wyndham and $3,700 to Hyatt. Under certain of our hotel agreements, working capital advances are reimbursable to us from a share of future cash flows from the applicable hotel operations in excess of the minimum returns due to us and certain management fees pursuant to the terms of the respective agreements. We may receive additional requests for working capital advances if lodging activity continues to be depressed.
On July 23, 2020, we sent IHG a notice of default and termination of the IHG agreement as a result of non-payment of our minimum returns. For information regarding this default and termination see Note 6 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our largest tenant, TA, is current on its rent obligations to us as of August 6, 2020. The travel centers operated by TA primarily provide goods and services to the trucking industry, and demand for trucking services in the United States generally reflects the amount of commercial activity in the U.S. economy. When the U.S. economy declines, demand for goods moved by trucks declines, and in turn demand for the products and services provided at our travel centers typically declines. Although TA’s services have been designated “essential services” by many public authorities, and as a result, all of our travel centers operated by TA are open and operating, TA has also experienced negative impacts from the COVID-19 pandemic, including closing most of its full service restaurants, and implementing social distancing and other measures at its travel center stores. As a result, TA has experienced declines in its business activity. TA had begun reopening some of its restaurants in May 2020 as certain states allowed restaurants to reopen. However, as a result of the recent increase in COVID-19 infections in several states, TA is closing or re-closing certain of its restaurants.
In addition, some of our other net lease retail tenants have experienced closures and substantial declines in their businesses as a result of the COVID-19 pandemic. Some of these tenants have sought rent relief from us and we expect these closures, declines and requests to continue or increase in the future. During the three months ended June 30, 2020, we collected 58.70% of the rents due to us for those months from our other net lease tenants, including 45.6% in April 2020, 57.6% in May 2020 and 74.6% in June 2020. We have entered into rent deferral agreements for an aggregate of $11,312 of rent with 80 net lease retail tenants with leases requiring an aggregate of $59,288 of annual minimum rents. During July 2020, we collected 80.0% of the rents due to us for the month from our other net lease tenants. Generally these rent deferrals are for one to four months of rent and will be payable by the tenants over a 12 to 24 month period beginning in September 2020. If the economic downturn continues for a prolonged period, our operators and tenants and their businesses may become increasingly negatively impacted, which may result in our operators and tenants seeking additional assistance from us regarding their obligations owed to us, their being unable or unwilling to pay us returns or rents, their ceasing to pay us returns or rents and their ceasing to continue as going concerns. For information regarding our net lease tenants and our assessment of collectability of outstanding rent amounts, see Note 6 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We are continuing to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including:

•	our operators and tenants and their ability to withstand the current economic conditions and continue to pay us returns and rents;
•our operations, liquidity and capital needs and resources;
•conducting financial modeling and sensitivity analyses;

•
actively communicating with our operators and tenants and other key constituents and stakeholders in order to help assess market conditions, opportunities, best practices and mitigate risks and potential adverse impacts; and

•
monitoring, with the assistance of counsel and other specialists, possible government relief funding sources and other programs that may be available to us or our operators and tenants to enable us and them to operate through the current economic conditions and enhance our operators’ and tenants’ ability to pay us returns and rents.

Despite the circumstances outlined above, we believe that our current financial resources and our expectations as to the future performance of the lodging industry and the industries in which our net lease retail tenants operate will enable us to withstand the COVID-19 pandemic and its aftermath. As of August 6, 2020, we have:

•
$967,911 of availability under our revolving credit facility and we have received a limited waiver of compliance with certain financial covenants under our credit agreement to ensure we have full access to undrawn amounts under such credit facility, subject to minimum liquidity requirements,

•	reduced our quarterly cash distributions on our common shares to $0.01 per share; a savings of $87,220 per quarter compared to prior distribution levels,

•	raised $788,002 of net proceeds from the issuance of our 7.5% senior notes due 2025,

•	repurchased $350,000 principal amount of our $400,000 of 4.25% senior notes due 2021,

•	raised $62,858 in net proceeds from asset sales and have entered agreements to sell additional properties for an aggregate sales price of $55,625,

•	no debt maturities during the remainder of 2020 and the next debt maturity being $50,000 of our senior notes due in February 2021, and

•	prioritized our projected capital improvement spending to projects in progress, maintenance capital and contractual obligations.
We do not have any employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business and property management agreements with RMR LLC. RMR LLC has implemented enhanced cleaning protocols and social distancing guidelines at its corporate headquarters and its regional offices, as well as business continuity plans to ensure RMR LLC employees remain safe and able to support us and other companies managed by RMR LLC or its subsidiaries, including providing appropriate information technology such as notebook computers, smart phones, computer applications, information technology security applications and technology support.
There are extensive uncertainties surrounding the COVID-19 pandemic. These uncertainties include among others:

•	the duration and severity of the negative economic impact;

•	the strength and sustainability of any economic recovery;

•
the timing and process for how federal, state and local governments and other market participants may oversee and conduct the return of economic activity when the COVID-19 pandemic abates, such as what continuing restrictions and protective measures may remain in place or be added and what restrictions and protective measures may be lifted or reduced in order to foster a return of increased economic activity in the United States; and

•
whether, following a recommencing of more normal levels of economic activities, the United States or other countries experience “second waves” of COVID-19 infection outbreaks and, if so, the responses of governments, businesses and the general public to those events.

As a result of these uncertainties, we are unable to determine what the ultimate impact will be on our operations and our operators and other stakeholders’ businesses, operations, financial results and financial position. For further information and risks relating to the COVID-19 pandemic on us and our business, see Part II, Item 1A Risk Factors, in this Quarterly Report on Form 10-Q.
Acquisitions and Dispositions
On September 20, 2019, we acquired 767 properties with 12.4 million rentable square feet for an aggregate transaction value of $2,482,382, or the SMTA Transaction. The portfolio consisted of 767 service-oriented retail properties net leased to tenants in 23 distinct industries and 163 brands including quick service and casual dining restaurants, movie theaters, health and fitness, automotive parts and services and other service-oriented and necessity-based industries across 45 states. During the three months ended December 31, 2019, we sold 130 net lease properties that we acquired in the SMTA Transaction in 28 states with 2,773,241 square feet and annual minimum rent of $43,180 for $513,012.

We have entered agreements to sell eight Marriott branded hotels with 834 rooms in four states with a net carrying value of $34,956 for an aggregate sales price of $45,250.  We have entered an agreement to sell one Wyndham branded hotel with 344 rooms with a net carrying value of $3,365 for a sales price of $3,500.  We expect these sales to be completed in the fourth quarter of 2020. We expect to use the net sales proceeds from any hotels sold to repay outstanding indebtedness. The amount of minimum returns due from Marriott will be reduced by the amount allocated to the Marriott hotels, which was $7,935 as of June 30, 2020. The sales of these hotels are subject to various contingencies; accordingly, we cannot provide any assurance that we will sell any of these nine hotels.
On February 27, 2020, we entered into a transaction agreement with Sonesta pursuant to which we and Sonesta modified our then existing business arrangements. See Note 6 for further information regarding our Sonesta agreement in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Management agreements and leases. At June 30, 2020, we owned 329 hotels operated under six agreements. We leased 328 of these hotels to our wholly owned TRSs that are managed by hotel operating companies, and the one remaining hotel is leased to a hotel operating company. We own 809 service-oriented properties with 180 tenants subject to “triple net” leases, where the tenants are generally responsible for the payment of operating expenses and capital expenditures. Our condensed consolidated statements of comprehensive income include hotel operating revenues and hotel operating expenses from our managed hotels and rental income and other operating expenses from our leased hotel and net lease properties.
Many of our operating agreements and net leases contain security features, such as guarantees and security deposits, which are intended to protect minimum returns and rents due to us in accordance with our agreements regardless of property performance. However, the effectiveness of various security features to provide us uninterrupted receipt of minimum returns and rents is not assured, especially if economic conditions generally decline for a prolonged period. Also, certain of the guarantees that we hold are limited in amount and duration and do not provide for payment of the entire amount of the applicable minimum returns. During the three and six months ended June 30, 2020, we utilized $37,862 and $100,170, respectively, of hotel operator security deposits, and during the three and six months ended June 30, 2020, we utilized $46,686 and $54,883, respectively, of the guarantees provided by certain of our hotel operators under their respective operating agreements.  As of June 30, 2020, we had $8,992 of security deposits and $35,988 of guarantees available to cover shortfalls in hotel cash flows available to pay the minimum returns due to us from certain hotel operators. As of August 6, 2020, we have fully utilized the remaining security deposit we held from IHG and fully utilized the security deposit we held and exhausted the $30,000 limited guarantee under our Marriott agreement. Based on our current estimates, we project we will exhaust the guaranty from Hyatt in the fourth quarter of 2020.  If one or more of our hotel operators are unwilling or unable to fund our minimum returns and rents, we may have the right to terminate our agreements with those operators and change the operator of those hotels.
Hotel Portfolio
Comparable hotels data. We present revenue per available room, or RevPAR, average daily rate, or ADR, and occupancy for the periods presented on a comparable basis to facilitate comparisons between periods. We generally define comparable hotels as those that were owned by us and were open and operating for the entire periods being compared. For the three months ended June 30, 2020 and 2019, we excluded 23 hotels from our comparable results. Two of these hotels were not owned for the entire period, two were closed for major renovations and 19 suspended operations as a result of the COVID-19 pandemic during part of the periods presented. For the six months ended June 30, 2020 and 2019, we excluded 25 hotels from our comparable results. Three of these hotels were not owned for the entire period, three were closed for major renovations and 19 suspended operations as a result of the COVID-19 pandemic during part of the periods presented.
Hotel operations. During the three and six months ended June 30, 2020, the U.S. hotel industry generally realized decreases in ADR and RevPAR and declines in occupancy compared to the same periods in 2019. During the three and six months ended June 30, 2020, our 306 comparable hotels that we owned continuously since January 1, 2019 produced aggregate year over year decreases in ADR, occupancy and RevPAR. We believe these results are primarily due to the market disruption resulting from the COVID-19 pandemic.
For the three months ended June 30, 2020 compared to the same period in 2019 for our 306 comparable hotels: ADR decreased 31.5% to $83.47; occupancy decreased 46.0 percentage points to 31.2%; and RevPAR decreased 72.3% to $26.04.
For the three months ended June 30, 2020 compared to the same period in 2019 for all our 329 hotels: ADR decreased 36.4% to $84.34; occupancy decreased 49.4 percentage points to 27.8%; and RevPAR decreased 77.1% to $23.45.

For the six months ended June 30, 2020 compared to the same period in 2019 for our 304 comparable hotels: ADR decreased 14.1% to $103.85; occupancy decreased 27.8 percentage points to 44.4%; and RevPAR decreased 47.2% to $46.11.
For the six months ended June 30, 2020 compared to the same period in 2019 for all our 329 hotels: ADR decreased 16.1% to $110.24; occupancy decreased 30.4 percentage points to 41.9%; and RevPAR decreased 51.4% to $46.19.
Net Lease Portfolio. As of June 30, 2020, we owned 809 net lease service-oriented retail properties with 13.7 million square feet and annual minimum rent of $369,423, which represented approximately 38% of our total annual minimum returns and rents. Our net lease portfolio was 99% occupied as of June 30, 2020 by 180 tenants with a weighted (by annual minimum rent) lease term of 11.1 years, operating under 129 brands in 22 distinct industries. TA is our largest tenant. As of June 30, 2020, we leased 179 travel centers to TA under five master leases that expire between 2029 and 2035 and require annual minimum rents of $246,110 which represents 25.6% of our consolidated annual minimum rents and returns.
Additional details of our hotel operating agreements and our net lease agreements are set forth in Notes 6 and 10 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the table and notes thereto on pages 45 through 47 below.

Results of Operations (dollar amounts in thousands, except share amounts)
Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

	For the Three Months Ended June 30,
			Increase	% Increase
	2020	2019	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$117,356	$541,215	$(423,859)	(78.3)%
Rental income - hotels	1,992	5,074	(3,082)	(60.7)%
Rental income - net lease portfolio	95,592	63,143	32,449	51.4%
Total rental income	97,584	68,217	29,367	43.0%
FF&E reserve income	—	1,130	(1,130)	(100.0)%

Expenses:
Hotel operating expenses	46,957	380,431	(333,474)	(87.7)%
Other operating expenses	3,565	1,272	2,293	180.3%
Depreciation and amortization - hotels	67,898	66,900	998	1.5%
Depreciation and amortization - net lease portfolio	59,529	32,296	27,233	84.3%
Total depreciation and amortization	127,427	99,196	28,231	28.5%
General and administrative	11,302	12,207	(905)	(7.4)%
Loss on asset impairment	28,514	—	28,514	n/m

Other operating income:
Loss on sale of real estate	(2,853)	—	(2,853)	n/m
Gain on insurance settlement	62,386	—	62,386	n/m
Dividend income	—	876	(876)	(100.0)%
Unrealized gains (losses) on equity securities, net	3,848	(60,788)	64,636	(106.3)%
Interest income	15	449	(434)	(96.7)%
Interest expense	(72,072)	(49,601)	(22,471)	45.3%
Loss on early extinguishment of debt	(6,970)	—	(6,970)	n/m
Income (loss) before income taxes and equity earnings of an investee	(18,471)	8,392	(26,863)	(320.1)%
Income tax benefit (expense)	(16,660)	260	(16,920)	(6,507.7)%
Equity in earnings (losses) of an investee	(2,218)	130	(2,348)	(1,806.2)%
Net income (loss)	$(37,349)	$8,782	$(46,131)	(525.3)%

Weighted average shares outstanding (basic)	164,382	164,284	98	0.1%
Weighted average shares outstanding (diluted)	164,382	164,326	56	n/m

Net income (loss) per common share (basic and diluted)	$(0.23)	$0.05	$(0.28)	(560.0)%
References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended June 30, 2020, compared to the three months ended June 30, 2019.
Hotel operating revenues. The decrease in hotel operating revenues is a result of decreased revenues at certain of our managed hotels primarily as a result of lower occupancies principally as a result of the COVID-19 pandemic ($424,171), partially offset by the conversion of one hotel from a leased to a managed property ($312). Additional operating statistics of our hotels are included in the table on page 47.
Rental income - hotels. The decrease in rental income – hotels is primarily the result of the conversion of one hotel from a leased to a managed property during the 2020 period ($3,082). Rental income - hotels for the 2019 period includes $81 of adjustments to record rent on a straight-line basis. There were no such adjustments to rental income - hotels for the 2020 period.

Rental income - net lease portfolio. The increase in rental income - net lease portfolio is primarily a result of rents from properties we acquired pursuant to the SMTA Transaction ($32,516). We increased rental income by $875 and reduced rental income by $3,271 for the 2020 and 2019 periods, respectively, to record scheduled rent changes under certain leases, the deferred rent obligations payable to us under our TA leases and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks on a straight-line basis.
FF&E reserve income. FF&E reserve income represents amounts paid by certain of our hotel tenants into restricted accounts owned by us to accumulate funds for future capital expenditures. The terms of our hotel leases require these amounts to be calculated as a percentage of total sales at our hotels. We do not report the amounts, if any, which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income. The decrease in FF&E reserve income is the result of the suspension of FF&E reserve contributions for our one leased hotel and the conversion of one hotel from a leased hotel to a managed property in the 2020 period.
Hotel operating expenses. The decrease in hotel operating expenses is a result of an increase in the amount of guaranty and security deposit utilization under certain of our hotel management agreements ($128,165), a decrease at certain managed hotels as a result of lower occupancies primarily driven by the COVID-19 pandemic ($107,648), a decrease in wage and benefit costs, sales and marketing expenses and other operating costs at certain of our managed hotels ($89,832), and a decrease in the amount of guaranty and security deposit replenishments under certain of our hotel management agreements ($9,208), partially offset by an increase in real estate taxes at certain of our hotels ($578), our hotel acquisitions since January 1, 2019 ($490), and the conversion of one hotel from a leased to managed property during the 2020 period ($311). Certain guarantees and security deposits which have been applied to past payment deficits may be replenished from a share of subsequent cash flows from the applicable hotel operations pursuant to the terms of the respective operating agreements. When our guarantees and our security deposits are replenished by cash flows from hotel operations, we reflect such replenishments in our condensed consolidated statements of comprehensive income as an increase to hotel operating expenses. Hotel operating expenses were increased by $9,208 for the three months ended June 30, 2019. There were no such replenishments for the three months ended June 30, 2020. When our guarantees and security deposits are utilized to cover shortfalls of hotel cash flows from the minimum payments due to us, we reflect such utilizations in our condensed consolidated statements of comprehensive income as a decrease to hotel operating expenses. Hotel operating expenses were decreased by $121,155 for the utilization of our security deposits and guarantees during the three months ended June 30, 2020. There were no such utilizations for the three months ended June 30, 2019.
Other operating expenses. The increase in other operating expenses is a result of operating expenses we pay at certain properties we acquired as part of the SMTA Transaction in September 2019.
Depreciation and amortization - hotels. The increase in depreciation and amortization - hotels is a result of the depreciation and amortization of improvements acquired with funds from our FF&E reserves or directly funded by us since January 1, 2019 ($6,020) and our hotel acquisitions since January 1, 2019 ($471), partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2019 ($5,493).
Depreciation and amortization - net lease portfolio. The increase in depreciation and amortization - net lease portfolio is a result of the depreciation and amortization of properties we acquired as part of the SMTA Transaction ($27,816) and the depreciation and amortization of net lease improvements we purchased since January 1, 2019 ($2,486), partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2019 ($3,069).
General and administrative. The decrease in general and administrative costs is primarily due to a decrease in business management fees in the 2020 period.
Loss on asset impairment. We recorded a $28,514 loss on asset impairment during the three months ended June 30, 2020 to reduce the carrying value of 17 hotel and four net lease properties to their estimated fair value.
Loss on sale of real estate. We recorded a $2,853 net loss on sale of real estate during the three months ended June 30, 2020 in connection with the sales of four net lease properties.
Gain on insurance settlement. We recorded a $62,386 gain on insurance settlement during the three months ended June 30, 2020 for insurance proceeds received for our leased hotel in San Juan, PR related to Hurricane Maria. Under GAAP, we were required to increase the building basis of our San Juan hotel for the amount of the insurance proceeds. See Note 5 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding this insurance settlement.

Dividend income. Dividend income represents the dividends we received from our former investment in RMR Inc.
Unrealized gains (losses) on equity securities, net. Unrealized gains and losses on equity securities, net represents the adjustment required to adjust the carrying value of our former investment in RMR Inc., which we sold in July 2019, and our investment in TA common shares to their fair values as of June 30, 2020 and June 30, 2019.
Interest income. The decrease in interest income is due to lower average cash balances and lower interest rates during the 2020 period.
Interest expense. The increase in interest expense is due to higher average outstanding borrowings and a higher weighted average interest rate in the 2020 period.
Loss on early extinguishment of debt. Loss on early extinguishment of debt represents costs incurred in the 2020 period for our repurchase of $350,000 principal amount of our $400,000 of 4.25% senior notes due 2021.
Income tax benefit (expense). We recorded a $15,650 deferred tax liability as a result of the book value to tax basis difference related to the accounting of an insurance settlement during the three months ended June 30, 2020. See Note 5 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding this insurance settlement.
Equity in earnings (losses) of an investee. Equity in earnings (losses) of an investee represents our proportionate share of the earnings (losses) of Sonesta and AIC.
Net income (loss). Our net income (loss) and net income (loss) per common share (basic and diluted) each decreased in the 2020 period compared to the 2019 period primarily due to the revenue and expense changes discussed above.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

	For the Six Months Ended June 30,
			Increase	% Increase
	2020	2019	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$500,859	$996,078	$(495,219)	(49.7)%
Rental income - hotels	2,372	10,148	(7,776)	(76.6)%
Rental income - net lease portfolio	195,284	126,742	68,542	54.1%
Total rental income	197,656	136,890	60,766	44.4%
FF&E reserve income	201	2,502	(2,301)	(92.0)%

Expenses:
Hotel operating expenses	318,105	698,116	(380,011)	(54.4)%
Other operating expenses	7,324	2,712	4,612	170.1%
Depreciation and amortization - hotels	135,438	133,365	2,073	1.6%
Depreciation and amortization - net lease portfolio	119,915	65,196	54,719	83.9%
Total depreciation and amortization	255,353	198,561	56,792	28.6%
General and administrative	25,326	24,442	884	3.6%
Loss on asset impairment	45,254	—	45,254	n/m

Gain (loss) on sale of real estate	(9,764)	159,535	(169,299)	(106.1)%
Gain on insurance settlement	62,386	—	62,386	n/m
Dividend income	—	1,752	(1,752)	(100.0)%
Unrealized gains (losses) on equity securities, net	(1,197)	(39,811)	38,614	(97.0)%
Interest income	277	1,086	(809)	(74.5)%
Interest expense	(143,147)	(99,367)	(43,780)	44.1%
Loss on early extinguishment of debt	(6,970)	—	(6,970)	n/m
Income before income taxes and equity earnings of an investee	(51,061)	234,834	(285,895)	(121.7)%
Income tax expense	(17,002)	(799)	(16,203)	2,027.9%
Equity in earnings (losses) of an investee	(2,936)	534	(3,470)	(649.8)%
Net income (loss)	$(70,999)	$234,569	$(305,568)	(130.3)%

Weighted average shares outstanding (basic)	164,376	164,281	95	0.1%
Weighted average shares outstanding (diluted)	164,376	164,324	52	n/m

Net income (loss) per common share (basic and diluted)	$(0.43)	$1.43	$(1.86)	(130.1)%
References to changes in the income and expense categories below relate to the comparison of consolidated results for the six months ended June 30, 2020, compared to the six months ended June 30, 2019.
Hotel operating revenues. The decrease in hotel operating revenues is a result of decreased revenues at certain of our managed hotels primarily as a result of lower occupancies resulting from the COVID-19 pandemic ($508,318), partially offset by the conversion of one hotel from a leased to a managed property ($13,099). Additional operating statistics of our hotels are included in the table on page 47.
Rental income - hotels. The decrease in rental income - hotels is primarily a result of the conversion of one hotel from a leased to managed property during the 2019 period ($5,879) and amending the lease terms for 48 vacation units we leased at one hotel during 2020 ($1,897). Rental income - hotels for the 2020 and 2019 periods includes $1,897 and $161, respectively, of adjustments to record rent on a straight-line basis.

Rental income - net lease portfolio. The increase in rental income - net lease portfolio is primarily a result of rents from properties we acquired pursuant to the SMTA Transaction ($66,889). We reduced rental income by $772 and $4,483 for the 2020 and 2019 periods, respectively, to record scheduled rent changes under certain leases, the deferred rent obligations payable to us under our TA leases and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks on a straight-line basis.
FF&E reserve income. The decrease in FF&E reserve income is the result of decreased sales and the suspension of FF&E reserve contributions for our one leased hotel in the 2020 period and the conversion of one hotel from a leased hotel to a managed property in the 2020 period.
Hotel operating expenses. The decrease in hotel operating expenses is a result of an increase in the amount of guaranty and security deposit utilization under certain of our hotel management agreements ($187,413), a decrease at certain managed hotels as a result of lower occupancies primarily driven by the COVID-19 pandemic and certain hotels undergoing renovations during all of part of the six months ended June 30, 2020 ($145,402), a decrease in wage and benefit costs, sales and marketing expenses and other operating costs at certain of our managed hotels ($52,762), our hotel acquisitions since January 1, 2019 ($3,592), a decrease in the amount of guaranty and security deposit replenishments under certain of our hotel management agreements ($3,422) and a decrease in real estate taxes at certain of our hotels ($519), partially offset by the conversion of one hotel from a leased to managed property during the 2020 period ($13,099). Certain guarantees and security deposits which have been applied to past payment deficits may be replenished from a share of subsequent cash flows from the applicable hotel operations pursuant to the terms of the respective operating agreements. When our guarantees and our security deposits are replenished by cash flows from hotel operations, we reflect such replenishments in our condensed consolidated statements of comprehensive income as an increase to hotel operating expenses. As a result, hotel operating expenses were increased by $3,422 for the six months ended June 30, 2019. There were no such replenishments for the six months ended June 30, 2020. When our guarantees and security deposits are utilized to cover shortfalls of hotel cash flows from the minimum payments due to us, we reflect such utilizations in our condensed consolidated statements of comprehensive income as a decrease to hotel operating expenses. Hotel operating expenses were decreased by $191,660 and $16,679 during the six months ended June 30, 2020 and 2019, respectively, as a result of such utilization.
Other operating expenses. The increase in other operating expenses is a result of operating expenses we pay at certain properties we acquired as part of the SMTA Transaction in September 2019.
Depreciation and amortization - hotels. The increase in depreciation and amortization - hotels is a result of the depreciation and amortization of improvements acquired with funds from our FF&E reserves or directly funded by us since January 1, 2019 ($11,172) and our hotel acquisitions since January 1, 2019 ($2,202), partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2019 ($11,301).
Depreciation and amortization - net lease portfolio. The increase in depreciation and amortization - net lease portfolio is a result of the depreciation and amortization of properties we acquired as part of the SMTA Transaction ($53,761) and the depreciation and amortization of net lease improvements we purchased since January 1, 2019 ($8,278), partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2019 ($7,320).
General and administrative. The increase in general and administrative costs is primarily due to an increase in professional service expenses.
Loss on asset impairment. We recorded a $45,254 loss on asset impairment during the six months ended June 30, 2020 to reduce the carrying value of 17 hotels and six net lease properties to their estimated fair value.
Gain (loss) on sale of real estate. We recorded a $9,764 net loss on sale of real estate in the 2020 period in connection with the sales of ten net lease properties and a $159,535 gain on sale of real estate during the six months ended June 30, 2019 in connection with our sales of 20 travel centers.
Gain on insurance settlement. We recorded a $62,386 gain on insurance settlement during the six months ended June 30, 2020 as a result of insurance proceeds received for our leased hotel in San Juan, PR related to Hurricane Maria. Under GAAP, we were required to increase the building basis of our San Juan hotel for the amount of the insurance proceeds.
Dividend income. Dividend income represents the dividends we received from our former investment in RMR Inc.

Unrealized gains (losses) on equity securities, net. Unrealized gains (losses) on equity securities, net represent the adjustment required to adjust the carrying value of our former investment in RMR Inc., which we sold in July 2019, and our investment in TA common shares, to their fair values as of June 30, 2020 and June 30, 2019.
Interest income. The decrease in interest income is due to lower average cash balances and lower interest rates during the 2020 period.
Interest expense. The increase in interest expense is due to higher average outstanding borrowings and weighted average interest rates in the 2020 period.
Loss on early extinguishment of debt. Loss on early extinguishment of debt represents costs incurred in the 2020 period for our purchase of $350,000 principal amount of our $400,000 of 4.25% senior notes due 2021.
Income tax expense. We recorded a $15,650 deferred tax liability as a result of the book value to tax basis difference related to the accounting of an insurance settlement in the three months ended June 30, 2020. See Note 5 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding this insurance settlement.
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
As of June 30, 2020, 329 of our hotels (including one leased hotel) were included in six combination portfolio agreements; and all 329 hotels were managed by or leased to hotel operating companies. Our 809 net lease properties were leased to 180 tenants as of June 30, 2020. The costs of operating and maintaining our properties are generally paid by the hotel operators as agents for us or by our tenants for their own account. Our hotel operators derive their funding for property operating expenses and for returns and rents due to us generally from property operating revenues and, to the extent that these parties themselves fund our minimum returns and rents, from their separate resources. Our hotel operators include Marriott, IHG, Sonesta, Wyndham, Hyatt and Radisson. TA is our largest net lease tenant. No other net lease tenant represents more than 1% of our total annualized minimum returns or rents.
The COVID-19 pandemic has had a material and adverse effect on the lodging and service industries and our hotel managers’ and tenant’s businesses. Certain of our tenants’ businesses have been materially and adversely impacted by the COVID-19 pandemic, which may reduce their ability or willingness to pay us our minimum returns and rents, increase the likelihood they will default in paying us rent and likely reduce the value of those properties.
IHG operates 103 of our hotels under agreements requiring that, as of June 30, 2020, we are to be paid annual minimum returns and rents of $216,551. In July 2020, we applied the remaining $8,992 of security deposit securing the obligations of IHG under its agreement with us. We did not receive any payments from IHG to cure shortfalls for the balance of the July minimum returns and rents of $8,395 due to us after applying the remaining security deposit or the August 2020 minimum returns and rents of $18,045 due to us. In July 2020, we sent IHG a notice of default and termination, and in August 2020, we sent IHG an additional notice of default. We are in discussions with IHG to see if there may be a mutually beneficial resolution. Absent a cure of these defaults by IHG, or if no agreement is reached, we currently plan to transition management and branding of these 103 hotels to Sonesta. If any other of our hotel operators or guarantors default in their payment obligations to us, our cash flows will decline further.

We continue to carefully monitor the developments of the COVID-19 pandemic and its impact on our operators and tenants and our other stakeholders. As a result of the depressed activity at our hotels and expected losses, several of our hotel operators requested working capital advances from us to pay operating expenses. During the quarter ended June 30, 2020, we advanced an aggregate of $80,474 of working capital to certain of our hotel operators to cover projected operating losses. We advanced $37,000 to IHG, $30,000 to Marriott, $7,351 to Sonesta, $2,423 to Wyndham and $3,700 to Hyatt. Under certain of our hotel agreements, working capital advances are reimbursable to us from a share of future cash flows from the applicable hotel operations in excess of the minimum returns due to us and certain fees to the manager pursuant to the terms of the respective agreements. The amounts we have advanced to date may be insufficient to cover future losses and we may receive additional requests for working capital in the future.
TA, our largest tenant, is current on all its rent obligations to us as of August 6, 2020. During the three months ended June 30, 2020, we collected 58.7% of rents from our other net lease tenants, including 45.6% in April 2020, 57.6% in May 2020 and 74.6% in June 2020. In July 2020, we collected 80.0% of rents due to us from our other net lease tenants. We have entered into rent deferral agreements with 80 net lease retail tenants with leases requiring an aggregate of $59,288 of annual minimum rents. Generally these rent deferrals are for one to four months of rent and will be payable by the tenants over a 12 to 24 month period beginning in September 2020. As of August 6, 2020, we have deferred an aggregate of $11,312 of rent. We may receive additional similar requests in the future, and we may determine to grant additional relief in the future, which may vary from the type of relief we have granted to date, and could include more substantial relief, if we determine it prudent or appropriate to do so. In addition, if any of our tenants are unable to continue as going concerns as a result of the current economic conditions or otherwise, we will experience a reduction in rents received and we may be unable to find suitable replacement tenants for an extended period or at all and the terms of our leases with those replacement tenants may not be as favorable to us as the terms of our agreements with our existing tenants. Further, we do not know whether any of our tenants have qualified for, or will receive assistance from, the Coronavirus Aid, Relief and Economic Security Act or other government programs and, if they do, whether that assistance will be sufficient to enable them to pay rent to us. As a result of these uncertainties surrounding the COVID-19 pandemic and the duration and extent of the resulting economic downturn, we are unable to determine what the ultimate impact will be on our tenants and their ability and willingness to pay us rent and any additional impact this pandemic will have on our future cash flows.
We define coverage for each of our hotel operating agreements as total hotel property level revenues minus all hotel property level expenses and FF&E reserve escrows that are not subordinated to the hotel minimum returns or rents due to us divided by the hotel minimum returns or rents due to us. More detail regarding coverage, guarantees and other features of our hotel operating agreements is presented in the tables and related notes on pages 45 through 47. For the twelve months ended June 30, 2020, all six of our hotel operating agreements, representing 62% of our total annual minimum returns and rents, generated coverage of less than 1.0x (with a range from 0.04x to 0.52x).
We define net lease coverage as earnings before interest, taxes, depreciation, amortization and rent, or EBITDAR, divided by the annual minimum rent due to us weighted by the minimum rent of the property to total minimum rents of the net lease portfolio. EBITDAR amounts used to determine rent coverage are generally for the latest twelve month period reported based on the most recent operating information, if any, furnished by the tenant. Operating statements furnished by the tenant often are unaudited and, in certain cases, may not have been prepared in accordance with GAAP and are not independently verified by us. Tenants that do not report operating information are excluded from the coverage calculations. Coverage amounts include data for certain properties for periods prior to when we acquired them. In instances where we do not have financial information for the most recent quarter from our tenants, we have calculated an implied EBITDAR for the second quarter using industry benchmark data to more accurately reflect the impact of COVID-19 on our tenants’ operations. We believe using only financial information from the earlier periods could be misleading as it would not reflect the negative impact those tenants experienced as a result of the COVID-19 pandemic. As a result, we believe using this industry benchmark data provides a more accurate estimated representation of recent operating results and coverage for those tenants. As of June 30, 2020, our net lease properties generated coverage of 2.16x.
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

When cash flows from our hotels under certain of our agreements are less than the minimum returns or rents contractually due to us, we have utilized the applicable security features in our agreements to cover some of these shortfalls. However, several of the guarantees and all the security deposits we hold are for limited amounts, are for limited durations and may be exhausted or expire. Accordingly, the effectiveness of our various security features to provide uninterrupted payments to us is not assured. We have exhausted the security deposits held under the IHG agreement and IHG has defaulted on its payment obligations. We have also exhausted both the security deposit and the limited guaranty under the Marriott agreement. Under the Marriott agreement, once the security deposit and guaranty have been depleted, Marriott is required to fund shortfalls up to 80% of the minimum returns due to us to avoid termination. Year to date through June 30, 2020, we have received payments or utilized the available security deposit for an aggregate of 80% of the minimum returns due to us from Marriott. Based on our current estimates, we project that we may exhaust the remainder of the guarantee from Hyatt as early as the fourth quarter of 2020.
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

•
we and Sonesta agreed to sell, rebrand or repurpose our 39 extended stay hotels currently managed by Sonesta, which as of June 30, 2020, had an aggregate carrying value of $461,263 and which currently require aggregate minimum returns of $48,239. As the hotels are sold, rebranded or repurposed, the management agreement for the applicable hotel(s) will terminate without our being required to pay Sonesta a termination fee and the annual minimum returns due to us under our Sonesta agreement will decrease by the amount allocated to the applicable hotel(s);

•	Sonesta continues to manage 14 of our full-service hotels it then managed and the aggregate annual minimum returns due for these hotels was reduced from $99,013 to $69,013;

•
Sonesta issued to us a number of its shares of common stock representing approximately (but not more than) 34% of its outstanding shares of common stock (post-issuance) and we entered into a stockholders agreement with Sonesta, Adam Portnoy and the other stockholder of Sonesta and a registration rights agreement with Sonesta;

•
we and Sonesta modified our then existing Sonesta agreement and pooling agreement so that up to 5% of the gross revenues of each of our 14 full-service hotels managed by Sonesta will be escrowed for future capital expenditures as FF&E reserves, subject to available cash flow after payment of the annual minimum returns due to us and working capital advances, if any, under our Sonesta agreement;

•
we and Sonesta modified our then existing Sonesta agreement and pooling agreement so that (1) our termination rights under those agreements for our 14 full-service hotels managed by Sonesta are generally limited to performance and for “cause”, casualty and condemnation events, (2) a portfolio wide performance test now applies for determining whether the management agreement for any of our full service hotels managed by Sonesta may be terminated for performance reasons, and (3) the provisions included in our historical pooling agreement that allowed either us or Sonesta to require the marketing for sale of non-economic hotels were removed; and

•
we and Sonesta extended the initial expiration date of the then existing management agreements for our full-service hotels located in Chicago, IL and Irvine, CA that are managed by Sonesta to expire in January 2037 to align with the initial expiration date for our other full-service hotels managed by Sonesta.

Except as described above, the economic terms of our amended and restated Sonesta agreement and amended and restated pooling agreement are consistent with the historical Sonesta agreement and pooling agreement. Additional details of this agreement are set forth in Note 6 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We previously leased 48 vacation units to Destinations at our full-service hotel located in Chicago, IL, which Sonesta began managing in November 2019 and which had previously been managed by Wyndham. Effective March 1, 2020, Sonesta commenced managing those units and those units were added to our Sonesta agreement for that Chicago hotel.

Our Wyndham agreement expires on September 30, 2020 and we expect to transition management and branding of these hotels to Sonesta upon expiration of the agreement unless sooner terminated with respect to any hotels that are sold. Wyndham is required to pay us all cash flows of the hotels after payment of hotel operating costs. Wyndham is not entitled to any base management fees for the remainder of the agreement term.
Our Operating Liquidity and Capital Resources
Our principal sources of funds to meet operating and capital expenses, debt service obligations and distributions to our shareholders are minimum returns from our managed hotels, minimum rents from our leased hotel and net lease portfolio and borrowings under our revolving credit facility. We receive minimum returns and rents from our managers and tenants monthly. We may receive additional returns, percentage rents and our share of the operating profits of our managed hotels after payment of management fees and other deductions, if any, either monthly or quarterly, and these amounts are usually subject to annual reconciliations. We believe that these sources of funds will be sufficient to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders for the next twelve months and for the foreseeable future thereafter. Due to the economic uncertainty caused by the COVID-19 pandemic, we reduced our quarterly distribution to our shareholders beginning with the quarter ended March 31, 2020 to $0.01 per share and we expect our quarterly distribution to continue at that rate for the foreseeable future, subject to REIT tax requirements. Further, our managers and tenants may become further or increasingly unable or unwilling to pay minimum returns and rents to us when due as a result of current economic conditions and, as a result, our cash flows and net income could decline.
The following is a summary of our sources and uses of cash flows for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	2020	2019
Cash and cash equivalents and restricted cash at the beginning of the period	$81,259	$76,003
Net cash provided by (used in):
Operating activities	48,797	239,898
Investing activities	(74,760)	531
Financing activities	(5,438)	(262,952)
Cash and cash equivalents and restricted cash at the end of the period	$49,858	$53,480
The decrease in cash flows provided by operating activities for the six months ended June 30, 2020 as compared to the prior year period is primarily due to an increase in security deposit utilization in the 2020 period, lower returns earned from our hotel portfolio and higher interest expense in the 2020 period. The change from cash flows provided by investing activities in the 2019 period to cash used in investing activities in the 2020 period is primarily due to the proceeds received from our sale of 20 travel centers in the 2019 period, partially offset by a decrease in real estate acquisition activity in the 2020 period. The decrease in cash used in financing activities for the six months ended June 30, 2020 as compared to the prior year period is primarily due to the issuance of $800,000 aggregate principal amount of senior unsecured notes, offset by greater net payments under our revolving credit facility, our repurchase of $350,000 aggregate principal amount of senior unsecured notes and lower common share distributions compared to the 2019 period.
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
Our Investment and Financing Liquidity and Capital Resources
Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the six months ended June 30, 2020, our hotel managers and tenants deposited $33,806 to these accounts and spent $95,744 from the FF&E reserve escrow accounts to renovate and refurbish our hotels. As of June 30, 2020, there was $29,652 on deposit in these escrow accounts, which was held directly by us and is reflected in our condensed consolidated balance sheets as restricted cash. As a result of the COVID-19 pandemic and the adverse impact on the lodging industry and our properties, we and certain of our hotel operators have agreed to temporarily suspend the required contribution to our FF&E reserves under certain of our agreements through as late as December 31, 2020 as further defined below. For more information, see Note 6 to our condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q. As a result, less cash will be available to us to fund future capital improvements and we may be required to provide additional fundings in excess of amounts that otherwise would have been available in escrowed FF&E reserves.

Our hotel operating agreements generally provide that, if necessary, we may provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. To the extent we make such additional fundings, our annual minimum returns or rents generally increase by a percentage of the amount we fund. During the six months ended June 30, 2020, we funded $74,100 for capital improvements in excess of FF&E reserve fundings available from hotel operations to our hotels as follows:

•
During the six months ended June 30, 2020, we funded $28,900 for capital improvements to certain hotels under the Marriott agreement using cash on hand and borrowings under our revolving credit facility. Under the Marriott agreement, we have previously agreed to fund capital improvements of approximately $400,000 at certain hotels over a four-year period. We and Marriott have agreed to defer certain capital improvement projects previously scheduled for 2020 based on current market conditions. Also, we and Marriott agreed to suspend contributions to the FF&E reserve under the Marriott agreement through the end of 2020 effective March 1, 2020 as a result of current market conditions. We currently expect to fund $20,000 for capital improvements under this agreement during the last six months of 2020 using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the contractual minimum returns payable to us increase.

•
We funded $3,900 for capital improvements to hotels under the IHG agreement during the six months ended June 30, 2020. We currently do not expect to fund any capital improvements during the last six months of 2020. Effective March 1, 2020, we and IHG agreed to suspend contributions to the FF&E reserve under the IHG agreement for the remainder of 2020 as a result of current market conditions.

•
Under our Sonesta agreement, FF&E deposits are required only if there are excess cash flows after our payment of minimum returns and reimbursement of owner or manager advances, if any. During the six months ended June 30, 2020, we funded $40,088 for capital improvements to certain hotels included in our Sonesta agreement using cash on hand and borrowings under our revolving credit facility. We currently expect to fund $11,000 of capital improvements during the last six months of 2020 under this agreement using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the contractual minimum returns payable to us increase.

•
We did not fund any capital improvements under our Hyatt agreement during the six months ended June 30, 2020. We currently do not expect to fund any capital improvements under this agreement during the last six months of 2020.

•
We did not fund any capital improvements under our Radisson agreement during the six months ended June 30, 2020. We currently do not expect to fund any capital improvements under this agreement during the last six months of 2020. Also, effective April 1, 2020, we and Radisson agreed to suspend contributions to the FF&E reserve under our Radisson agreement through the remainder of 2020 as a result of market conditions.

•
No FF&E escrow deposits are required under our Wyndham agreement. We are required to reimburse Wyndham for capital improvements to hotels in our Wyndham agreement. During the six months ended June 30, 2020, we reimbursed $1,212 of capital improvements to certain hotels included in our Wyndham agreement using cash on hand. We currently expect to fund $800 of capital improvements under this agreement for the last six months of 2020 using cash on hand and borrowings under our revolving credit facility.

Our net lease portfolio leases do not require FF&E escrow deposits. However, tenants under these leases are required to maintain the leased properties, including structural and non-structural components. Tenants under certain of our net lease portfolio leases, including TA, may request that we purchase qualifying capital improvements to the leased facilities in return for minimum rent increases or we may agree to provide allowances for tenant improvements upon execution of new leases or when renewing our existing leases. We funded $4,400 of capital improvements to properties under these lease provisions during the six months ended June 30, 2020. Tenants are not obligated to request and we are not obligated to purchase any such improvements. As of June 30, 2020, we had $1,199 of unspent leasing-related obligations related to certain net lease tenants.
During the six months ended June 30, 2020, we acquired three net lease properties with approximately 6,696 square feet in two states for an aggregate purchase price of $7,071, including acquisition related costs of $71 using cash on hand.
During the six months ended June 30, 2020, we sold ten net lease properties with approximately 1,101,996 square feet in eight states for an aggregate sales price of $63,960, excluding closing costs. We used the net proceeds from these sales to repay amounts outstanding under our revolving credit facility.
In June 2020, we issued $800,000 aggregate principal amount of our 7.50% unsecured senior notes due 2025. The aggregate net proceeds from this offering were $788,002, after underwriting discounts and other offering expenses and were used to repay amounts outstanding under our revolving credit facility.

In June 2020, we repurchased $350,000 principal amount of our $400,000 of 4.25% senior notes due 2021 for $355,971, excluding accrued interest, pursuant to a cash tender offer using borrowings under our revolving credit facility.
In July 2020, we participated in an underwritten public equity offering by TA pursuant to which we purchased 500,797 shares of TA common stock at the public offering price of $14 per share for $7,011 using cash on hand.
We have entered into an agreement to sell eight Marriott branded hotels with 834 rooms in four states with an aggregate net carrying value of $34,956 for an aggregate purchase price of $45,250. We have entered an agreement to sell one Wyndham branded hotel with 344 rooms with a net carrying value of $3,365 for a sales price of $3,500. We expect these sales to be completed in the fourth quarter of 2020. We expect to use the net sales proceeds from any hotels sold to repay outstanding indebtedness. The amount of minimum returns due from Marriott will be reduced by the amount allocated to the hotels, which was $7,935 as of June 30, 2020. The sales of these hotels are subject to various contingencies; accordingly, we cannot provide any assurance that it will sell any of these eight hotels.
In July 2020, we sold one net lease property with 2,935 square feet with a carrying value of $657 requiring an annual minimum rent of $49 for a sale price of $700.We have also entered into agreements to sell seven net lease properties with approximately 68,343 square feet in six states with an aggregate carrying value of $6,282 with leases requiring an aggregate of $332 annual minimum rents as of June 30, 2020 for an aggregate sales price of $6,875. The sales of these hotel and retail properties are subject to conditions, may not be completed, may be delayed or terms may change. We currently expect the sales of these net lease properties to be completed in the third quarter of 2020. We expect to use the net sales proceeds from any net lease properties sold to repay outstanding indebtedness.
On February 20, 2020, we paid a regular quarterly distribution to our common shareholders of record on January 27, 2020 of $0.54 per share, or $88,863. On May 21, 2020, we paid a regular quarterly distribution of $0.01 per share, or approximately $1,646, to shareholders of record on April 21, 2020. On July 16, 2020, we declared a regular quarterly distribution to common shareholders of record on July 27, 2020 of $0.01 per share, or approximately $1,646. We expect to pay this amount on or about August 20, 2020.
In order to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $1,000,000 revolving credit facility and $400,000 term loan which are governed by a credit agreement with a syndicate of institutional lenders. The maturity date of our revolving credit facility is July 15, 2022, and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to extend the maturity date of this facility for two additional six-month periods. We are required to pay interest at the rate of LIBOR plus a premium, which was 205 basis points per annum, subject to a LIBOR floor of 0.50%, at June 30, 2020, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 30 basis points per annum at June 30, 2020. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. As of June 30, 2020, the annual interest rate payable on borrowings under our revolving credit facility was 2.55%. As of June 30, 2020, we had $33,127 outstanding and $966,873 available to borrow under our revolving credit facility. As of August 6, 2020, we had $32,089 outstanding and $967,911 available to borrow under our revolving credit facility, subject to the minimum liquidity requirements under our credit agreement described below.
Our term loan, which matures on July 15, 2023, is prepayable without penalty at any time. We are required to pay interest on the amount outstanding under our term loan at the rate of LIBOR plus a premium, which was 225 basis points per annum, subject to a LIBOR floor of 0.50%, at June 30, 2020. The interest rate premium is subject to adjustment based upon changes to our credit ratings. As of June 30, 2020, the annual interest rate for the amount outstanding under our term loan was 2.75%.
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
During the Waiver Period, and continuing thereafter until such time as we have demonstrated compliance with certain of our financial covenants as of June 30, 2021:

•	we are required to maintain unrestricted liquidity (unrestricted cash or undrawn availability under our $1,000,000 revolving credit facility) of not less than $125,000;

•	our interest premium over LIBOR under our revolving credit facility and term loan was increased by 50 basis points;

•
our ability to pay distributions on our common shares has been limited to amounts required to maintain our qualification for taxation as a REIT and to avoid the payment of certain income and excise taxes, and to pay a cash dividend of $.01 per common share per quarter;

•
we are subject to certain additional covenants, including additional restrictions on our ability to incur indebtedness (with exceptions for borrowings under our revolving credit facility and certain other categories of secured and unsecured indebtedness), and to acquire real property or make other investments (with exceptions for, among other things, certain categories of capital expenditures and costs, and certain share purchases); and

•
we are generally required to apply the net cash proceeds from the disposition of assets, capital markets transactions, debt refinancings or COVID-19 pandemic related government stimulus programs to the repayment of outstanding loans under the credit agreement.

Additionally, the feature pursuant to which our maximum aggregate borrowings under the credit agreement may be increased up to $2,300,000 may not be utilized through March 31, 2021. We have pledged our equity in certain of our property owning subsidiaries to secure our obligations under the credit agreement. These subsidiaries owned properties with approximately $876,715 of undepreciated book value as of June 30, 2020. We will be required to pledge the equity of additional property owning subsidiaries in the event that the Collateral Value Percentage, as defined, exceeds 50%. These pledges are subject to release in full, (i) subject to the satisfaction of certain conditions, including, among other things, our having complied with the financial covenants under the credit agreement for two fiscal quarters following the end of the Waiver Period or (ii) in connection with Qualified Note Issuance provided that, among other conditions, the outstanding amount of the revolving facility does not exceed $750,000 and the term loan has been paid in full. If, following a release of pledges in connection with Qualified Note Issuance, a request for a borrowing under the revolving facility would result in more than $750,000 outstanding under the revolving facility, we are required to deliver new equity pledges such that the Collateral Value Percentage is no more than 50%. We have the right to substitute collateral and otherwise obtain the release of pledged subsidiaries in certain circumstances. While the equity pledges remain in effect, we will remain subject to the restrictions our ability to make investments or pay distributions on our common shares that are described above.
Our term debt maturities (other than our revolving credit facility and term loan) as of June 30, 2020 were as follows:

Year	Maturity
2020	$—
2021	50,000
2022	500,000
2023	500,000
2024	1,175,000
2025	1,150,000
2026	800,000
2027	400,000
2028	400,000
2029	425,000
2030	400,000
$5,800,000
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
While we believe we will have access to various types of financings, including debt or equity, to fund our future acquisitions and to pay our debts and other obligations, we cannot be sure that we will be able to complete any debt or equity offerings or other types of financings or that our cost of any future public or private financings will not increase. Also, as noted above, we are limited in our ability to incur additional debt during the Waiver Period pursuant to our credit agreement.
Our ability to complete, and the costs associated with, future debt transactions depends primarily upon credit market conditions and our then creditworthiness. We have no control over market conditions. Our credit ratings depend upon evaluations by credit rating agencies of our business practices and plans, including our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity capital market conditions and our ability to conduct our business to maintain and grow our operating cash flows. We intend to conduct our business activities in a manner which will afford us reasonable access to capital for investment and financing activities. However, as discussed elsewhere in this Quarterly Report on Form 10-Q, the continued duration and severity of the current economic downturn resulting from the COVID-19 pandemic are uncertain and may have various negative consequences on us and our operations including a decline in financing availability and increased costs for financing. Further, such conditions could also disrupt the capital markets generally and limit our access to financing from public sources or on favorable terms, particularly if the global financial markets experience significant disruptions.
Off Balance Sheet Arrangements
As of June 30, 2020, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants
Our debt obligations at June 30, 2020 consisted of outstanding borrowings under our $1,000,000 revolving credit facility, our $400,000 term loan and $5,800,000 of publicly issued term debt. Our publicly issued term debt is governed by our indentures and related supplements. These indentures and related supplements and our credit agreement contain covenants that generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, and require us to maintain various financial ratios and our credit agreement restricts our ability to make distributions under certain circumstances. Our credit agreement and our unsecured senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business manager. As of June 30, 2020, we believe we were in compliance with all of the covenants under our indentures and their supplements and our credit agreement, subject to the waivers described above. As noted above, in response to current market conditions we and our lenders amended our credit agreement to provide limited waivers of certain covenants.
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

Supplemental Guarantor Information
In March 2020, the Securities and Exchange Commission, or SEC, approved Release No. 33-10762, Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities, or Release 33-10762. Release 33-10762 amends the disclosure requirements  related to certain registered securities under SEC Regulation S-X, Rules 3-10 and 3-16, permitting registrants to provide certain alternative financial disclosures and non-financial disclosures in lieu of separate consolidating financial statements for subsidiary issuers and guarantors of registered debt securities if certain conditions are met. The amendments in Release 33-10762 are generally effective for filings on or after January 4, 2021, with early application permitted. We adopted the new disclosure requirements permitted under Release 33-10762 effective for the quarter ended March 31, 2020.
Our $800,000 7.50% unsecured senior notes due 2025 are fully and unconditionally guaranteed, on a joint and several basis and on a senior unsecured basis, by all of our subsidiaries, except for certain excluded subsidiaries, including our foreign subsidiaries and our subsidiaries pledged under our credit agreement. The notes and the guarantees will be effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness, respectively, to the extent of the value of the collateral securing such secured indebtedness, and will be structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. Our remaining $5,000,000 of senior unsecured notes do not have the benefit of any guarantees.
A subsidiary guarantor's guarantee of the $800,000 notes and all other obligations of such subsidiary guarantor under the indenture governing the notes will automatically terminate and such subsidiary guarantor will automatically be released from all of its obligations under such subsidiary guarantee and the indenture under certain circumstances, including on or after the date on which (a) the notes have received a rating equal to or higher than Baa2 (or the equivalent) by Moody’s, or BBB (or the equivalent) by Standard & Poor’s, or if Moody’s or Standard & Poor’s ceases to rate the notes for reasons outside of our control, the equivalent investment grade rating from any other rating agency and (b) no default or event of default has occurred and is continuing under the indenture. Our non-guarantor subsidiaries are separate and distinct legal entities and will have no obligation, contingent or otherwise, to pay any amounts due on these notes or the guarantees, or to make any funds available therefor, whether by dividend, distribution, loan or other payments. The rights of holders of these notes to benefit from any of the assets of our non-guarantor subsidiaries are subject to the prior satisfaction of claims of those subsidiaries' creditors and any preferred equity holders. As a result, these notes and the related guarantees will be structurally subordinated to all indebtedness, guarantees and other liabilities of our subsidiaries that do not guarantee these notes, including guarantees of or pledges under other indebtedness of ours, payment obligations under lease agreements, trade payables and preferred equity.
The following table presents summarized financial information for us and the subsidiary guarantors, on a combined basis after elimination of (i) intercompany transactions and balances among us and the subsidiary guarantors and (ii) equity in earnings from, and any investments in, any of our non-guarantor subsidiaries:

	As of June 30, 2020	As of December 31, 2019
Real estate properties, net(1)	$7,064,672	$7,334,472
Intercompany balances(2)	537,020	612,632
Other assets, net	798,992	674,705
Total assets	$8,400,684	$8,621,809
Indebtedness, net	$5,732,018	$5,287,658
Other liabilities	785,194	1,226,777
Total liabilities	$6,517,212	$6,514,435

	Six Months Ended June 30, 2020	Year Ended December 31, 2019
Revenues	$655,631	$2,296,465
Expenses	791,778	2,008,539
Net income (loss)	(136,147)	287,926

(1)
Real estate properties, net as of June 30, 2020 and December 31, 2019, includes $222,512 and $249,620, respectively, of properties owned directly by us and not included in the assets of the subsidiary guarantors.

(2)	Intercompany balances represent receivables from non-guarantor subsidiaries.

Management Agreements, Leases and Operating Statistics (dollar amounts in thousands)
As of June 30, 2020, we owned and managed a diverse portfolio of hotels and net lease properties across the United States and in Puerto Rico and Canada with 149 brands across 23 industries.
Hotel Portfolio
As of June 30, 2020, 329 of our hotels (including one leased hotel) were included in six portfolio agreements. As of June 30, 2020, our hotels were managed by or leased to separate affiliates of IHG, Marriott, Sonesta, Hyatt, Radisson and Wyndham under six agreements.
The tables and related notes below through page 47 summarize significant terms of our hotel lease and management agreements as of June 30, 2020. These tables also include statistics reported to us or derived from information reported to us by our hotel managers and tenant. These statistics include coverage of our minimum returns or minimum rents and occupancy, ADR and RevPAR for our hotel properties. We consider these statistics and the management agreement or lease security features also presented in the tables and related notes on the following pages to be important measures of our managers’ and tenant’s success in operating our hotel properties and their ability to continue to pay us. However, this third party reported information is not a direct measure of our financial performance and we have not independently verified the operating data.

Operating Agreement Reference Name	Number of Properties	Number of Rooms or Suites (Hotels)	Investment (1)	Annual Minimum Return/Rent (2)	Rent / Return Coverage (3)
					Three Months Ended		Twelve Months Ended
					June 30,		June 30,
					2020	2019	2020	2019
IHG (4)(5)	103	17,154	$2,381,721	$216,551	(0.11x)	1.09x	0.50x	0.97x
Marriott (4)(6)	122	17,085	1,869,817	192,891	(0.32x)	1.29x	0.52x	1.10x
Sonesta (4)(7)	53	9,588	2,004,204	119,779	(0.59x)	0.89x	0.04x	0.64x
Hyatt (8)	22	2,724	301,942	22,037	(0.36x)	1.20x	0.37x	0.95x
Radisson (4)(9)	9	1,939	289,139	20,442	(0.80x)	1.13x	0.36x	0.93x
Wyndham (4)(10)	20	2,914	214,917	18,914	(0.61x)	0.74x	0.04x	0.50x
Total / Average Hotels	329	51,404	$7,061,740	$590,614	(0.33x)	1.11x	0.38x	0.91x

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

(3)
We define hotel coverage as combined total hotel property level revenues minus all hotel property level expenses and FF&E reserve escrows that are not subordinated to hotel minimum returns or rents due to us (which data is provided to us by our hotel managers or tenant), divided by the hotel minimum returns or rents due to us. Coverage amounts for the IHG agreement include data for periods prior to our ownership of certain hotel properties. Coverage amounts for our Sonesta agreement include data for two hotels prior to when they were managed by Sonesta.

(4)	During the three months ended June 30, 2020, ten Sonesta hotels, four IHG hotels, three Radisson hotels, one Marriott hotel and one Wyndham hotel were closed due to impact of COVID-19 pandemic.

(5)
We lease 102 IHG branded hotels (20 Staybridge Suites®, 61 Candlewood Suites®, two InterContinental®, 11 Crowne Plaza®, three Holiday Inn® and five Kimpton® Hotels & Restaurants) in 30 states in the U.S., the District of Columbia and Ontario, Canada to one of our wholly owned taxable REIT subsidiaries, or TRSs. These 102 hotels are managed by subsidiaries of IHG under a combination management agreement. We lease one additional InterContinental® branded hotel in Puerto Rico to a subsidiary of IHG. The annual minimum return amount presented in the table above includes $7,908 of minimum rent related to the leased Puerto Rico hotel. The management agreement and the lease expire in 2036; IHG has two renewal options for 15 years each for all, but not less than all, of the hotels.

As of June 30, 2020, we held a security deposit of $8,992 under this agreement to cover shortfalls in hotel cash flows to pay minimum returns and rent due to us during the period. This security deposit, if utilized, may be replenished and increased up to $100,000 from the hotels' available cash flows in excess of our minimum return, working capital advances and certain management fees, if any. On June 1, 2020, we entered into a letter agreement with respect to certain matters related to the IHG agreement, including waiving the minimum security deposit requirement through 2021. In July 2020, we applied the remaining security deposit securing the obligations of IHG under the IHG agreement. We did not receive any payments from IHG to cure shortfalls for the balance of the July minimum returns and rents of $8,395 due to us, after applying the remaining security deposit, or the August 2020 minimum returns and rents of $18,045 due to us. In July 2020 we sent IHG a notice of default and termination and in August 2020, we sent IHG an additional notice of default. We are in discussions with IHG to see if there may be a mutually beneficial resolution. Absent a cure of these defaults by IHG, or if no agreement is reached, we currently plan to transition management and branding of these 103 hotels to Sonesta.
The IHG agreement requires 5% of gross revenues from hotel operations be placed in escrow for hotel maintenance and periodic renovations, or an FF&E reserve. As part of the June letter agreement we entered, this requirement to fund FF&E reserves was waived through September 30, 2020.

In addition to our minimum return, this management agreement provides for an annual additional return payment to us of $12,067 from the hotels' available cash flows after payment of hotel operating expenses, funding of the required FF&E reserve payment of our minimum return, working capital advances, payment of certain management fees and replenishment and expansion of the security deposit, if any. In addition, the agreement provides for payment to us of 50% of the hotels' available cash flows after payment to us of the annual additional return amount. These additional return amounts are not guaranteed or secured by the security deposit we held.

(6)
We lease our 122 Marriott branded hotels (two full service Marriott®, 35 Residence Inn by Marriott®, 71 Courtyard by Marriott®, 12 TownePlace Suites by Marriott® and two SpringHill Suites by Marriott® hotels) in 31 states to certain of our TRSs. The hotels under the Marriott agreement are managed by subsidiaries of Marriott and require aggregate annual minimum returns of $192,891. The Marriott agreement is scheduled to expire in 2035 and Marriott has two renewal options for 10 years each for all, but not less than all, of the hotels.

As of June 30, 2020, we fully utilized the remaining security deposit of $4,790 we held under this agreement to cover payment shortfalls of our minimum returns. This security deposit may be replenished and increased up to $64,700 from a share of the hotels’ available cash flows in excess of our minimum return, certain management fees and working capital advances, if any. Marriott also provided us with a $30,000 limited guaranty to cover payment shortfalls up to 85% of our minimum return after the available security deposit balance has been depleted. As of June 30, 2020, there was no security deposit available to cover future payment shortfalls and the $30,000 guaranty was exhausted. This limited guaranty expired when it was exhausted. We have the right to terminate the Marriott agreement after the security deposit and the guaranty have been depleted if Marriott fails to fund up to 80% of the minimum returns due to us.
The Marriott agreement requires 5.5% to 6.5% of gross revenues from hotel operations be placed in an FF&E reserve. As a result of current market conditions, we and Marriott have agreed to suspend contributions to the FF&E reserve under the Marriott agreement for the remainder of 2020.
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

(7)
We lease our 53 Sonesta branded hotels (seven Royal Sonesta® Hotels, seven Sonesta Hotels & Resorts® and 39 Sonesta ES Suites® hotels) in 26 states to certain of our TRSs. The hotels are managed by Sonesta under a combination management agreement which expires in 2037; Sonesta has two renewal options for 15 years each for all, but not less than all, of these 53 hotels.

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

(8)
We lease our 22 Hyatt Place® branded hotels in 14 states to one of our TRSs. The hotels are managed by a subsidiary of Hyatt, under a combination management agreement that expires in 2030. Hyatt has two renewal options for 15 years each for all, but not less than all, of the hotels.

We have a limited guaranty of $50,000 under this agreement to cover payment shortfalls of our minimum return. As of June 30, 2020, the available Hyatt guaranty was $8,561. The guaranty is limited in amount but does not expire in time and may be replenished from a share of the hotels' available cash flows in excess of our minimum return and our working capital advances.
In addition to our minimum return, this management agreement provides for payment to us of 50% of the hotels' available cash flows after payment of operating expenses, funding the required FF&E reserve, payment of our minimum return, our working capital advances and reimbursement to Hyatt of working capital and guaranty advances, if any. This additional return is not guaranteed.
Our Hyatt agreement requires 5% of gross revenues from hotel operations be placed in an FF&E reserve, subject to available cash flow.

(9)
We lease our nine Radisson branded hotels (four Radisson® Hotels & Resorts, four Country Inns & Suites® by Radisson and one Radisson Blu® hotel) in six states to one of our TRSs and these hotels are managed by a subsidiary of Radisson under a combination management agreement which expires in 2035 and Radisson has two 15-year renewal options for all, but not less than all, of the hotels.

We have a limited guaranty of $47,523 under this agreement to cover payment shortfalls of our minimum return. As of June 30, 2020, the available Radisson guaranty was $27,426. The guaranty is limited in amount but does not expire in time and may be replenished from a share of the hotels' available cash flows in excess of our minimum return and our working capital advances.
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

(10)
We lease our 20 Wyndham branded hotels (four Wyndham Hotels and Resorts® and 16 Hawthorn Suites® hotels) in 13 states to one of our TRSs. The hotels are managed by a subsidiary of Wyndham under a combination management agreement which expires in September 2020 and we expect to transition management and branding of these hotels to Sonesta upon expiration of the agreement unless sooner terminated with respect to any hotels that are sold. We have no guarantee or security deposit from Wyndham. Payment by Wyndham is limited to the available cash flows after payment of operating expenses. Wyndham is not entitled to any base management fees for the remainder of the agreement.

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

	No. of Hotels	No. of Rooms / Suites	Three Months Ended June 30,			Six Months Ended June 30,
			2020	2019	Change	2020	2019	Change
ADR
IHG (1) (2)	103	17,154	$76.44	$125.17	(38.9%)	99.80	124.01	(19.5%)
Marriott (1)	122	17,085	103.97	139.22	(25.3%)	128.86	139.68	(7.7%)
Sonesta (1) (2) (3)	53	9,588	87.14	155.21	(43.9%)	118.44	150.98	(21.6%)
Hyatt	22	2,724	81.62	110.52	(26.1%)	98.82	111.68	(11.5%)
Radisson (1) (2)	9	1,939	95.37	137.14	(30.5%)	119.91	133.74	(10.3%)
Wyndham (1)	20	2,914	61.32	83.44	(26.5%)	71.27	83.10	(14.2%)
All Hotels Total / Average	329	51,404	$84.34	$132.55	(36.4%)	$110.24	$131.39	(16.1%)

OCCUPANCY
IHG (1) (2)	103	17,154	38.2%	80.8%	(42.6)Pts	50.3%	76.6%	(26.3)Pts
Marriott (1)	122	17,085	19.5%	76.1%	(56.6)Pts	36.2%	70.8%	(34.6)Pts
Sonesta (1) (2) (3)	53	9,588	25.9%	73.8%	(47.9)Pts	38.3%	68.4%	(30.1)Pts
Hyatt	22	2,724	28.1%	82.8%	(54.7)Pts	43.8%	78.7%	(34.9)Pts
Radisson (1) (2)	9	1,939	12.4%	75.2%	(62.8)Pts	33.1%	69.3%	(36.2)Pts
Wyndham (1)	20	2,914	31.4%	70.5%	(39.1)Pts	42.1%	65.5%	(23.4)Pts
All Hotels Total / Average	329	51,404	27.8%	77.2%	(49.4)Pts	41.9%	72.3%	(30.4)Pts

RevPAR
IHG (1) (2)	103	17,154	$29.20	$101.14	(71.1%)	50.20	94.99	(47.2%)
Marriott (1)	122	17,085	20.27	105.95	(80.9%)	46.65	98.89	(52.8%)
Sonesta (1) (2) (3)	53	9,588	22.57	114.54	(80.3%)	45.36	103.27	(56.1%)
Hyatt	22	2,724	22.94	91.51	(74.9%)	43.28	87.89	(50.8%)
Radisson (1) (2)	9	1,939	11.83	103.13	(88.5%)	39.69	92.68	(57.2%)
Wyndham (1)	20	2,914	19.25	58.83	(67.3%)	30.00	54.43	(44.9%)
All Hotels Total / Average	329	51,404	$23.45	$102.33	(77.1%)	$46.19	$94.99	(51.4%)

(1)	During the three months ended June 30, 2020, ten Sonesta hotels, four IHG hotels, three Radisson hotels, one Marriott hotel and one Wyndham hotel were closed due to impact of COVID-19 pandemic.

(2)	Operating data includes data for certain hotels for periods prior to when we acquired them.

(3)	Operating data includes data for two hotels for periods prior to when these were managed by Sonesta.
Net Lease Portfolio
As of June 30, 2020, our 809 net lease properties located in 42 states were leased to 180 tenants. These tenants operate in 22 distinct industries including travel centers, casual dining and quick service restaurants, movie theaters, health and fitness, automobile service and others. TA is our largest tenant and leases 179 travel centers under five master lease agreements that expire between 2029 and 2035 and require annual minimum rents of $246,110, which represents approximately 25.6% of our total minimum returns and rent as of June 30, 2020.
As of June 30, 2020, our net lease properties were 99% occupied and we had 15 properties available for lease. During 2020 we entered into lease renewals for 506,780 rentable square feet at weighted (by rentable square feet) average rents that were 7.0% above prior rents for the same space. The weighted (by rentable square feet) average lease term for these leases was 13.7 years and leasing concessions and capital commitments were $7,501, or $14.80 per square foot. Also during the quarter ended June 30, 2020, we entered into new leases for an aggregate of 39,892 rentable square feet at weighted (by rentable square feet) average rents that were 25.9% below prior rents for the same space. The weighted (by rentable square feet) average lease term for these leases was six years and leasing concessions and capital commitments were $156,629, or $3.93 per square foot.

As of June 30, 2020, our net lease tenants operated across more than 129 brands. The following table identifies the top ten brands.

	Brand	No. of Buildings	Investment (1) (3)	Percent of Total Investment	Annualized Minimum Rent (2) (3)	Percent of Total Annualized Minimum Rent (2) (3)	Coverage (4)

1.	TravelCenters of America	134	$2,281,589	43.8%	$168,011	45.5%	1.95x
2.	Petro Stopping Centers	45	1,021,226	19.6%	78,099	21.1%	1.55x
3.	AMC Theatres	13	121,701	2.3%	9,412	2.5%	0.99x
4.	The Great Escape	14	98,242	1.9%	7,140	1.9%	4.13x
5.	Life Time Fitness	3	92,617	1.8%	5,246	1.4%	2.99x
6.	Buehler's Fresh Foods	5	76,536	1.5%	5,143	1.4%	4.33x
7.	Heartland Dental	59	61,120	1.2%	4,493	1.2%	2.07x
8.	Pizza Hut	61	61,108	1.2%	4,271	1.2%	1.26x
9.	Regal Cinemas	6	44,476	0.9%	3,658	1.0%	0.89x
10.	Express Oil Change	23	49,724	1.0%	3,379	0.9%	3.50x
11.	Other (5)	446	1,298,723	24.8%	80,571	21.9%	3.01	x
	Total	809	$5,207,062	100.0%	$369,423	100.0%	2.16x

(1)	Represents historical cost of our properties plus capital improvements funded by us less impairment write-downs, if any.

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

(3)	As of June 30, 2020, we have nine net lease properties with a carrying value of $8,248 and annual minimum rent of $789 classified as held for sale.

(4)	See page 36 for our definition of coverage.

(5)	Other includes 119 distinct brands with an average investment of $10,914 and average annual minimum rent of $677.
As of June 30, 2020, our top 10 net lease tenants based on annualized minimum rent are listed below.

	Tenant	Brand Affiliation	No. of Buildings	Investment (1) (2)	Percent of Total Investment	Annualized Minimum Rent (2) (3)	Percent of Total Annualized Minimum Rent	Coverage (4)

1.	TravelCenters of America	TravelCenters and Petro	179	$3,302,815	63.4%	$246,110	66.6%	1.83x	(5) (6)
2.	Universal Pool Co., Inc.	The Great Escape	14	98,242	1.9%	7,140	1.9%	4.13x
3.	Healthy Way of Life II, LLC	Life Time Fitness	3	92,617	1.8%	5,246	1.4%	2.99x	(5)
4.	Styx Acquisition, LLC	Buehler's Fresh Foods	5	76,536	1.5%	5,143	1.4%	4.33x	(5)
5.	Professional Resource Development, Inc.	Heartland Dental	59	61,120	1.2%	4,493	1.2%	2.07x
6.	Regal Cinemas, Inc.	Regal Cinemas	6	44,476	0.9%	3,658	1.0%	0.89x
7.	Eastwynn Theatres, Inc.	AMC Theatres	5	41,771	0.8%	3,541	1.0%	0.57x
8.	Express Oil Change, LLC	Express Oil Change	23	49,724	1.0%	3,379	0.9%	3.50x
9.	Pilot Travel Centers LLC	Flying J Travel Plaza	3	41,681	0.8%	3,151	0.9%	3.46x
10.	B&B Movie Theatres, LLC	B&B Theatres	4	34,369	0.7%	3,100	0.8%	0.85x
	Subtotal, top 10		301	3,843,351	74.0%	284,961	77.1%	1.96x
11.	Other (7)	Various	508	1,345,747	26.0%	84,462	22.9%	2.84x
	Total		809	$5,189,098	100.0%	$369,423	100.0%	2.16x

(1)	Represents historical cost of our net lease properties plus capital improvements funded by us less impairment write-downs, if any.

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

(3)	As of June 30, 2020, we have nine net lease properties with an aggregate carrying value of $8,248 and annual minimum rent of $789 classified as held for sale.

(4)	See page 36 for our definition of coverage.

(5)	Leases subject to full or partial corporate guarantee.

(6)
TA is our largest tenant. We lease 179 travel centers (134 under the TravelCenters of America brand and 45 under the Petro Stopping Centers brand) to a subsidiary of TA under master leases that expire in 2029, 2031, 2032, 2033 and 2035, respectively. TA has two renewal options for 15 years each for all of the travel centers. In addition to the payment of our minimum rent, the TA leases provide for payment to us of percentage rent based on increases in total non-fuel revenues over base levels (3% of non-fuel revenues above 2015 non-fuel revenues). These leases provide for payment of an additional half percent (0.5%) of non-fuel revenues above 2019 non-fuel base revenues. TA's remaining deferred rent obligation of $48,440 is being paid in quarterly installments of $4,404 through January 31, 2023.

(7)	Other includes 170 tenants with an average investment of $7,916 and average annual minimum rent of $497.
As of June 30, 2020, our net lease tenants operated across 22 distinct industries within the service-oriented retail sector of the U.S. economy.

Industry	No. of Buildings	Investment (1) (2)	Percent of Total Investment	Annualized Minimum Rent (2) (3)	Percent of Total Annualized Minimum Rent	Coverage (4)

Travel Centers	182	$3,344,496	64.2%	$249,261	67.5%	1.85x
Restaurants-Quick Service	250	319,543	6.1%	21,106	5.7%	2.27x
Movie Theaters	24	209,846	4.0%	16,770	4.5%	0.95x
Restaurants-Casual Dining	61	216,346	4.1%	11,076	3.0%	1.68x
Health and Fitness	13	184,744	3.5%	9,398	2.5%	2.57x
Miscellaneous Retail	19	114,433	2.2%	7,140	2.0%	4.13x
Medical/Dental Office	71	118,098	2.3%	9,172	2.5%	2.63x
Grocery	19	129,219	2.5%	8,599	2.3%	4.32x
Automotive Parts and Service	63	96,496	1.9%	6,557	1.8%	3.01x
Apparel	1	11,027	0.2%	670	0.2%	-6.53x
Automotive Dealers	9	68,756	1.3%	4,985	1.3%	4.73x
Entertainment	4	61,436	1.2%	1,782	0.5%	2.15x
Educational Services	9	55,647	1.1%	4,127	1.1%	2.59x
Sporting Goods	3	52,022	1.0%	3,489	0.9%	3.34x
Miscellaneous Manufacturing	6	31,824	0.6%	2,294	0.6%	16.02x
Building Materials	27	30,036	0.6%	2,510	0.7%	3.89x
Car Washes	5	28,658	0.6%	2,076	0.6%	4.60x
Drug Stores and Pharmacies	8	23,970	0.5%	1,647	0.4%	1.46x
Legal Services	5	11,362	0.2%	1,009	0.3%	2.08x
General Merchandise	3	7,492	0.1%	555	0.2%	1.81x
Home Furnishings	5	37,215	0.7%	2,854	0.8%	0.80x
Dollar Stores	3	2,971	0.1%	187	0.1%	3.15x
Other	4	28,748	0.6%	2,159	0.5%	4.33x
Vacant	15	22,677	0.4%	—	—%	—
Total	809	$5,207,062	100.0%	$369,423	100.0%	2.16x

(1)	Represents historical cost of our net lease properties plus capital improvements funded by us less impairment write-downs, if any.

(2)	As of June 30, 2020, we have nine net lease properties with an aggregate carrying value of $8,248 and annual minimum rent of $789 classified as held for sale.

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

(4)	See page 36 for our definition of coverage.

As of June 30, 2020, lease expirations at our net lease properties by year are as follows.

Year(1)	Square Feet	Annualized Minimum Rent Expiring (2)	Percent of Total Annualized Minimum Rent Expiring	Cumulative % of Total Minimum Rent Expiring

2020	166,158	$2,555	0.7%	0.7%
2021	555,447	5,852	1.6%	2.3%
2022	853,374	10,824	2.9%	5.2%
2023	150,293	2,512	0.7%	5.9%
2024	688,836	10,018	2.7%	8.6%
2025	438,433	8,426	2.3%	10.9%
2026	868,969	9,808	2.7%	13.6%
2027	1,198,874	15,539	4.2%	17.8%
2028	512,639	7,430	2.0%	19.8%
2029	1,311,612	47,322	12.8%	32.6%
2030	184,368	3,908	1.1%	33.7%
2031	1,397,033	49,723	13.4%	47.1%
2032	1,125,517	50,438	13.6%	60.7%
2033	1,100,723	53,194	14.4%	75.1%
2034	134,640	4,504	1.2%	76.3%
2035	2,316,553	80,764	21.9%	98.2%
2036	320,792	3,537	1.0%	99.2%
2037	—	—	0.0%	99.2%
2038	10,183	416	0.1%	99.3%
2039	185,437	2,501	0.7%	100.0%
2040	1,739	152	0.0%	100.0%
Total	13,521,620	$369,423	100%

(1)	The year of lease expiration is pursuant to contract terms.

(2)	As of June 30, 2020, we have nine net lease properties with an annual minimum rent of $789 classified as held for sale.
As of June 30, 2020, shown below is the list of our top ten states where our net lease properties were located. No other state represents more than 3% of our net lease annual minimum rents.

State	Square Feet	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent

Texas	1,205,393	$31,985	8.7%
Illinois	1,019,885	26,147	7.1%
Ohio	1,307,589	26,033	7.0%
California	399,045	20,981	5.7%
Indiana	637,239	18,034	4.9%
Pennsylvania	642,533	17,821	4.8%
Arizona	476,651	16,977	4.6%
Georgia	597,248	16,872	4.6%
Florida	538,130	15,852	4.3%
New Mexico	246,478	11,012	3.0%
Other	6,658,702	167,709	45.3%
	13,728,893	$369,423	100.0%

Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc., TA and Sonesta and others affiliated with them. For example: we have no employees and the personnel and various services we require to operate our business are provided to us by RMR LLC pursuant to our business and property management agreements with RMR LLC; RMR Inc. is the managing member of RMR LLC; Adam Portnoy, the Chair of our Board of Trustees and one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., a managing director, president and chief executive officer of RMR Inc., an officer and employee of RMR LLC, the chair of the board of directors and a managing director of TA, a director of Sonesta and, with a person related to him, is a majority owner of Sonesta; John Murray, our other Managing Trustee and our President and Chief Executive Officer, also serves as an executive officer of RMR LLC and a director of Sonesta; and our Secretary also serves as a managing director and executive officer of RMR Inc. and a director of Sonesta. We also have relationships and historical and continuing transactions with other companies to which RMR LLC or its subsidiaries provide management services and which may have trustees, directors and officers who are also trustees, directors or officers of us, RMR LLC or RMR Inc. and some of our Trustees and officers serve as trustees, directors or officers of these companies. For example: TA, is our former subsidiary and our largest tenant, and Sonesta, is one of our hotel managers and we own an approximate 34% equity interest in Sonesta.
For further information about these and other such relationships and related person transactions, see Notes 6, 9 and 10 to our Notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2019 Annual Report, our definitive Proxy Statement for our 2020 Annual Meeting of Shareholders and our other filings with the SEC. In addition, see the section captioned “Risk Factors” of our 2019 Annual Report and in this Quarterly Report on Form 10-Q for a description of risks that may arise as a result of these and other related person transactions and relationships. Our filings with the SEC and copies of certain of our agreements with these related persons, including our business and property management agreements with RMR LLC and our various agreements with TA and Sonesta, are available as exhibits to our filings with the SEC and accessible at the SEC’s website, www.sec.gov. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
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

Our calculations of FFO and Normalized FFO for the three and six months ended June 30, 2020 and 2019 and reconciliations of net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to those amounts appear in the following table (amounts in thousands, except per share amounts).

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2020	2019	2020	2019
Net income (loss)		$(37,349)	$8,782	$(70,999)	$234,569
Add (Less):	Depreciation and amortization expense	127,427	99,196	255,353	198,561
	(Gain) loss on sale of real estate (1)	2,853	—	9,764	(159,535)
	Loss on asset impairment (2)	28,514	—	45,254	—
	Unrealized (gains) and losses on equity securities, net (3)	(3,848)	60,788	1,197	39,811
	Adjustments to reflect the entity's share of FFO attributable to an investee (4)	327	—	439	—
FFO		117,924	168,766	241,008	313,406
Add (less):	Loss on early extinguishment of debt (5)	6,970	—	6,970	—
	Gain on insurance settlement, net of tax (6)	(46,736)	—	(46,736)	—
Normalized FFO		$78,158	$168,766	$201,242	$313,406

	Weighted average shares outstanding (basic)	164,382	164,284	164,376	164,281
	Weighted average shares outstanding (diluted) (7)	164,382	164,326	164,376	164,324

Basic and diluted per common share amounts:
	Net income (loss)	$(0.23)	$0.05	$(0.43)	$1.43
	FFO	$0.72	$1.03	$1.47	$1.91
	Normalized FFO	$0.48	$1.03	$1.22	$1.91
	Distributions declared per share	$0.01	$0.54	$0.55	$1.07

(1)
We recorded a $2,853 net loss on sale of real estate during the three months ended June 30, 2020 in connection with the sales of four net lease properties, a $9,764 net loss on sale of real estate during the six months ended June 30, 2020 in connection with the sales of six net lease properties and a $159,535 gain on sale of real estate during the three months ended March 31, 2019 in connection with the sales of 20 travel centers.

(2)
We recorded a $28,514 loss on asset impairment during the three months ended June 30, 2020 to reduce the carrying value of 17 hotel properties and four net lease properties to their estimated fair value and a $45,254 loss on asset impairment during the six months ended June 30, 2020 to reduce the carrying value of 17 hotel properties and six net lease properties to their estimated fair value.

(3)
Unrealized gains and losses on equity securities, net represent the adjustment required to adjust the carrying value of our former investment in RMR Inc. and our investment in TA common shares to their fair values as of the end of the period. We sold our shares of RMR Inc. on July 1, 2019.

(4)	Represents adjustments to reflect our proportionate share of FFO related to our equity investment in Sonesta.

(5)
We recorded a $6,970 loss on early extinguishment of debt during the three and six months ended June 30, 2020 related to our repurchase of $350,000 principal amount of our $400,000 of 4.25% senior notes due 2021 for an aggregate purchase price of $355,971, excluding accrued interest.

(6)
We recorded a $62,386 gain on insurance settlement during the three months ended June 30, 2020 for insurance proceeds received for its leased hotel in San Juan, PR related to Hurricane Maria. Under GAAP, we were required to increase the building basis of our San Juan hotel for the amount of the insurance proceeds. We also recorded a $15,650 deferred tax liability as a result of the book to tax difference related to this accounting in the three months ended June 30, 2020.

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
Fixed Rate Debt
At June 30, 2020, our outstanding publicly tradable debt consisted of 13 issues of fixed rate, senior notes:

Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
$50,000	4.250%	$2,125	2021	Semi-Annually
500,000	5.000%	25,000	2022	Semi-Annually
500,000	4.500%	22,500	2023	Semi-Annually
350,000	4.650%	16,275	2024	Semi-Annually
825,000	4.350%	35,888	2024	Semi-Annually
350,000	4.500%	15,750	2025	Semi-Annually
800,000	7.500%	60,000	2025	Semi-Annually
350,000	5.250%	18,375	2026	Semi-Annually
450,000	4.750%	21,375	2026	Semi-Annually
400,000	4.950%	19,800	2027	Semi-Annually
400,000	3.950%	15,800	2028	Semi-Annually
425,000	4.950%	21,038	2029	Semi-Annually
400,000	4.375%	17,500	2030	Semi-Annually
$5,800,000		$291,426
No principal repayments are due under these notes until maturity. Because these notes require interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are one percentage point higher than the rates shown above, our per annum interest cost would increase by approximately $58,000. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at June 30, 2020 and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point change in interest rates would change the fair value of those debt obligations by approximately $262,531.
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

Floating Rate Debt
At June 30, 2020, our floating rate debt consisted of $33,127 outstanding under our $1,000,000 revolving credit facility and our $400,000 term loan. The maturity date of our revolving credit facility is July 15, 2022, and subject to our meeting certain conditions, including our payment of an extension fee, we have an option to extend the stated maturity date of the facility for two additional six-month periods. The maturity date of our term loan is July 15, 2023. No principal repayments are required under our revolving credit facility prior to maturity, and repayments may be made and redrawn subject to conditions at any time without penalty. No principal prepayments are required under our term loan prior to maturity and we can repay principal amounts outstanding under the term loan subject to conditions at any time without penalty, but after amounts outstanding under our term loan are repaid, amounts may not be redrawn. Borrowings under our revolving credit facility and term loan are in U.S. dollars and require annual interest to be paid at the rate of LIBOR plus premiums that are subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR, and to changes in our credit ratings. In addition, upon renewal or refinancing of our revolving credit facility or our term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of this floating rate debt but would affect our operating results.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of June 30, 2020:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact (2)
At June 30, 2020	2.39%	$433,127	$10,352	$0.06
One percentage point increase	3.39%	$433,127	$14,683	$0.09
(1)Weighted average based on the interest rates and the respective outstanding borrowings as of June 30, 2020.
(2)Based on diluted weighted average common shares outstanding for the six months ended June 30, 2020.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at June 30, 2020 if we were fully drawn on our revolving credit facility and our $400,000 term loan remained outstanding:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact (2)
At June 30, 2020	2.12%	$1,400,000	$29,680	$0.18
One percentage point increase	3.12%	$1,400,000	$43,680	$0.27

(1)	Weighted average based on the interest rates and the respective outstanding borrowings (assuming fully drawn) as of June 30, 2020.

(2)	Based on diluted weighted average common shares outstanding for the six months ended June 30, 2020.
The foregoing tables show the impact of an immediate increase in floating interest rates as of June 30, 2020. If interest rates were to increase gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts under our revolving credit facility and term loan or other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.
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
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Warning Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Whenever we use words such as “believe,” “expect”, “anticipate,” “intend,” “plan,” “estimate,” “will,” “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including:

•	The duration and severity of the economic downturn resulting from the COVID-19 pandemic and its impact on us and our operators and tenants,

•	The implications of IHG’s payment defaults and the actions we may take if IHG does not cure these defaults or if we do not reach agreement with IHG,

•	Our expectations about our ability and the ability of our operators and tenants to operate throughout the COVID-19 pandemic and withstand the resulting economic downturn,

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
For example:

•
Our ability to make future distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our future earnings, the capital costs we incur to acquire and maintain our properties and our working capital requirements. We may be unable to pay our debt obligations or to increase or maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,

•
We fully utilized the security deposit we held from IHG and IHG has defaulted on its payments to us. There is no assurance IHG will cure these defaults or that we will successfully be able to negotiate modifications to our existing agreements on terms we are willing to accept. Further, if we do not come to an agreement with IHG, we expect to rebrand all 103 hotels under the IHG agreement and the terms of our arrangements with any successor operator may not be as favorable as our existing arrangement with IHG. Transitioning hotels to another operator is disruptive to their operations and requires significant capital investments,

•
We fully utilized the security deposit we held and exhausted the $30.0 million limited guarantee to cover shortfalls in hotel cash flows available to pay the minimum returns due to us under the Marriott agreement. Under the Marriott agreement, if the security deposit and guaranty have been depleted, Marriott is required to fund shortfalls up to 80% of the minimum returns due to us to avoid termination. There can be no assurance that Marriott will pay any shortfalls,

•
We cannot be sure of the future financial performance of our properties and whether such performance will cover our minimum returns and rents, or regarding our managers’, tenants’ or guarantors’ future actions or their abilities or willingness to pay minimum returns and rents owed to us. If other operators do not honor their obligations, we may seek to terminate our arrangements with them or other actions to enforce our rights.

•
We have no guarantees or security deposits under our Sonesta or Wyndham agreements. Accordingly, we may receive amounts from Sonesta that are less than the contractual minimum returns stated in the Sonesta agreement, or we may be requested to fund losses for our Sonesta or Wyndham hotels,

•
Statements about improving trends experienced during the course of the 2020 second quarter in the level of requests for rent deferments or other relief and improving hotel occupancies may imply that the positive trend may continue. However, COVID-19 infections have recently increased in large parts of the United States and the U.S. economy is experiencing continued challenges. These positive trends could reverse and further deteriorate as a result.

•
We have recently renovated certain hotels and are currently renovating additional hotels. Operating results at our hotels may decline as a result of having rooms out of service or other disruptions during renovations. Also, while our funding of these capital projects will cause our contractual minimum returns to increase, the hotels’ operating results may not increase or may not increase to the extent that the minimum returns increase. Accordingly, coverage of our minimum returns at these hotels may remain depressed for an extended period,

•
If general economic activity in the country declines, the operating results of certain of our properties may decline, the financial results of our managers and our tenants may suffer and these managers and tenants may be unable to pay our returns or rents. Also, depressed operating results from our properties for extended periods may result in the operators of some or all of our properties becoming unable or unwilling to meet their obligations or their guarantees and security deposits we hold may be exhausted,

•
Hotel and other competitive forms of temporary lodging supply (for example, Airbnb) have been increasing and may affect our hotel operators’ ability to grow ADR and occupancy, and ADR and occupancy could decline due to increased competition which may cause our hotel operators to become unable to pay our returns or rents,

•
If the current level of commercial activity in the country declines including as a result of the current economic downturn in response to the COVID-19 pandemic, if the price of diesel fuel increases significantly, if fuel conservation measures are increased, if freight business is directed away from trucking, if TA is unable to effectively compete or operate its business, if fuel efficiencies, the use of alternative fuels or transportation technologies reduce the demand for products and services TA sells or for various other reasons, TA may become unable to pay current and deferred rents due to us,

•
Cash flows generated by certain tenant businesses may not be sufficient for a tenant to meet its obligations to us. Our tenants’ failures to successfully operate their businesses could materially and adversely affect us,

•
Our ability to grow our business and increase our distributions depends in large part upon our ability to buy properties that generate returns or can be leased for rents which exceed our operating and capital costs. We may be unable to identify properties that we want to acquire and we may fail to reach agreement with the sellers and complete the purchases of any properties we do want to acquire. In addition, any properties we may acquire may not generate returns or rents which exceed our operating and capital costs,

•
We believe that our portfolio agreements include diverse groups of properties. Our portfolio agreements may not increase the security of our cash flows or increase the likelihood our agreements will be renewed as we expect,

•
We were in the process of marketing certain hotel assets for sale in order to reduce our leverage. Current market conditions have forced us to suspend efforts to sell these properties. We may not complete the sales of any additional hotel assets we plan to sell, and we may determine to sell fewer, additional or other assets than those we may target for sale. Also, we may sell assets at prices that are less than we expect and less than their carrying values and we may incur losses on these sales or with respect to these assets, or may not ultimately use any proceeds we may receive to reduce debt leverage,

•
At June 30, 2020, we had $20,206 of cash and cash equivalents, $966,873 available under our $1,000,000 revolving credit facility and security deposits and guarantees covering some of our minimum returns and rents. These statements may imply that we have sufficient working capital and liquidity. Certain tenants have requested and we have granted certain rent relief and these requests could increase. In addition, our managers and tenants may not be able to fund minimum returns and rents due to us from operating our properties or from other resources. In the past and currently, certain of our tenants and managers have in fact not paid the minimum amounts due to us from their operations of our leased or managed properties. Also, certain of the security deposits and guarantees we have to cover any such shortfalls are limited in amount and duration, and any security deposits we apply for such shortfalls do not result in additional cash flows to us. Our properties require, and we have agreed to provide, significant funding for capital improvements, renovations and other matters. Accordingly, we may not have sufficient working capital or liquidity,

•	We may be unable to repay our debt obligations when they become due,

•
We intend to conduct our business activities in a manner that will afford us reasonable access to capital for investment and financing activities. However, we may not succeed in this regard and we may not have reasonable access to capital, including due to the COVID-19 pandemic and the resulting economic downturn. If challenging market conditions, including due to the COVID-19 pandemic and the resulting economic downturn, last for a long period or worsen, our operators and tenants may experience liquidity constraints and as a result may be unable or unwilling to pay returns or rents to us and our ability to operate our business effectively may be challenged,

•
Continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions, which we may be unable to satisfy, despite the receipt of the limited waiver we received. If our operating results and financial condition are significantly negatively impacted by the current economic conditions or otherwise, we may fail to satisfy covenants and conditions under our credit agreement or fail to satisfy our public debt covenants,

•	Actual costs under our revolving credit facility or other floating rate debt will be higher than LIBOR plus a premium because of fees and expenses associated with such debt,

•
The maximum borrowing availability under our revolving credit facility and term loan may be increased to up to $2,300,000 on a combined basis; however, the feature pursuant to which such maximum borrowing availability may be increased may not be utilized during the Waiver Period,

•
The premiums used to determine the interest rate payable on our revolving credit facility and term loan and the facility fee payable on our revolving credit facility are based on our credit ratings. Changes in our credit ratings may cause the interest and fees we pay to increase,

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
The information contained elsewhere in this Quarterly Report on Form 10-Q and in our 2019 Annual Report or in our other filings with the SEC, including under the caption “Risk Factors,” or incorporated herein or therein, identifies other important factors that could cause differences from our forward-looking statements. Our filings with the SEC are available on the SEC’s website at www.sec.gov.
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
COVID-19 has been declared a pandemic by the World Health Organization, and the U.S. Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak. The COVID-19 pandemic has had a devastating impact on the global economy, including the U.S. economy, and has resulted in a global economic recession.
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
In addition, some of our tenants at our net lease retail properties have had to close their businesses, and have experienced substantial declines in their businesses. Some of these tenants have sought rent relief from us and we expect these closures, declines and requests to continue or increase in the future. The travel centers operated by TA primarily provide goods and services to the trucking industry, and demand for trucking services in the United States generally reflects the amount of commercial activity in the U.S. economy. When the U.S. economy declines, demand for goods moved by trucks declines, and in turn demand for the products and services provided at our travel centers typically declines. Although TA’s services have been designated “essential services” by many public authorities, there can be no assurance that such a designation will continue and that, if it does, it will enable TA to avoid adverse effects to its operations and business. TA has experienced declines in its business activity. If current economic conditions continue for a prolonged period or worsen, TA’s business may be materially and adversely affected by such continued and increasing decline in economic activities and movement of goods across the United States.
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

Further, the extent and strength of any economic recovery after the COVID-19 pandemic abates, including following any “second wave” or other intensifying of the pandemic, are uncertain and subject to various factors and conditions. Our and our hotel managers’ and retail-based tenants’ businesses, operations and financial positions may continue to be negatively impacted after the COVID-19 pandemic abates and may remain at depressed levels as compared to prior to the outbreak of the COVID-19 pandemic and those conditions may continue for an extended period.
We have taken several actions in an attempt to address the operating and financial impact from the COVID-19 pandemic, and we continue to assess and explore other actions, but those actions and plans may not be sufficient to avoid continued and potentially increased substantial harm to our business, operations and financial condition.
We have taken several actions in an attempt to address the operating and financial impact from the COVID-19 pandemic, including:

•	we have received a limited waiver of compliance with certain financial covenants under our credit agreement to ensure we have access to undrawn amounts under such credit facility,

•	we reduced our quarterly cash distributions on our common shares to $0.01 per share, a savings of $87.2 million per quarter compared to prior distribution levels,

•	we raised $788.0 million of proceeds from the issuance of 7.5% unsecured senior notes due 2025,

•	we repurchased $350.0 million principal amount of our $400.0 million of 4.25% senior notes due 2021,

•	we raised $62.9 million in net proceeds from asset sales and have entered agreements to sell additional properties for a sales price of $55.6 million,

•	we have prioritized our projected capital improvement spending to projects in progress, maintenance capital and contractual obligations,

•
we have been in regular, frequent contact with our hotel managers to implement cost savings measures to minimize losses and preserve liquidity, including agreeing to the closures of certain hotels, the reduction of hotel operating staff and certain other measures, and

•
we have communicated with many of our net lease retail tenants regarding their operation of our properties in the current challenging economic conditions, and we have provided deferrals of approximately $11.3 million of rent owed to us that are now required to be payable in installments beginning later this year.

There can be no assurance that these actions or others that we may take will be successful or that they will enable us to maintain sufficient liquidity and withstand the current economic challenges.
We recently reduced our quarterly rate of distribution on our common shares to $0.01 per share and future distributions may remain at this level for an indefinite period or be eliminated and the form of payment could change.
Beginning in the second quarter of 2020, we reduced our regular quarterly cash distributions rate on our common shares to $0.01 per share and we expect our quarterly distribution to continue at that rate during the Waiver Period and possibly thereafter subject to REIT tax requirements. However:

•
our ability to make or sustain the rate of distributions may continue to be adversely affected by the negative impact of the COVID-19 pandemic and its aftermath on our business, results of operations and liquidity;

•
our making of distributions is subject to compliance with restrictions contained in our credit agreement, including being limited to amounts required to maintain our qualification for taxation as a REIT and $.01 per common share per quarter, and during the continuance of any event of default under our credit agreement, we may be limited or in some cases prohibited from making distributions to our shareholders; and

•
the timing and amount of any distributions will be determined at the discretion of our Board of Trustees and will depend on various factors that our Board of Trustees deems relevant, including, but not limited to our FFO and Normalized FFO, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement and public debt covenants, the availability to us of debt and equity capital, our dividend yield, and to the dividend yield of other REITs, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations.

For these reasons, among others, our distribution rate may not increase for an indefinite period and could be eliminated.
In order to preserve liquidity, we may elect to pay distributions to our shareholders in part in a form other than cash, such as issuing additional common shares of ours to our shareholders, as permitted by the applicable tax rules.
We have exhausted the security deposits and guarantees that our two largest hotel operators have provided to us, which significantly reduces the security of our minimum returns and rents from our hotels, subjects our operating results to potentially significantly increased variability and potentially fundamentally alters our business arrangements with our hotel operators.
We fully utilized the security deposits and exhausted the guarantees provided by IHG and Marriott, which represent 42.6% of our annual minimum returns and rents as of June 30, 2020. As a result the security of our minimum returns from our hotels has been significantly reduced and the variability of our operating results has been significantly increased. If our hotel operators are unwilling or unable to fund our minimum returns and rents, we may have the right to terminate our operating agreements with that operator and change the operator of the hotel. Our agreements with our hotel operators are pooled and generally provide for cross-defaults and termination rights on a portfolio basis. In that case, a default under one operating agreement, and that operator’s unwillingness or inability to fund shortfalls in our minimum returns or rents, may give rise to a termination of the operating arrangements for the entire portfolio of our hotels operated by that operator. As a result, our business arrangements with our hotel operators could fundamentally change and those changes may harm us, our business, our results of operations and financial condition. IHG has defaulted on its payment obligations and we provided IHG with a notice to terminate our agreements with IHG. In addition, we do not know how our other hotel operators may address any shortfalls in our minimum returns or rents, particularly under the current economic conditions.

Our investment activities, other than maintenance and any urgent capital expenditures at our existing properties, have been significantly curtailed and we expect that to continue for an indefinite period.
We are not actively pursuing acquisitions at this time. We are prioritizing capital spending to conserve cash and liquidity. In addition, the waiver we obtained from our lenders for relief from compliance with certain financial covenants under our credit facility limits our ability to make acquisitions and capital expenditures through the Waiver Period. As a result, we will be limited in pursuing investments, which may limit our ability to grow and to act upon opportunities we believe would benefit us. Further, to the extent we defer capital expenditures, we may be required to make increased capital expenditures in later periods as a result and some of the expenditures may be greater in scope and amount than they may have been if made sooner.
We expect that the sale of hotels that we previously announced an intention to sell will be delayed and could be changed or abandoned, and if we do not sell certain of those hotels by a certain agreed upon date, the manager of those hotels, or our management agreements with them, may change.
We expect that the sales of substantially all of our hotels that we had previously identified for sale will be delayed until later in 2020 or until 2021 as a result of current market conditions. However, any sales of these hotels may be delayed beyond 2021, they may not occur or, if they do occur, they may be sold at prices less than previously expected and we may realize losses from those hotels. Our ability to sell these hotels, and the sales prices may continue to be affected by the impact of the COVID-19 pandemic, and we may be unable to execute our strategy. In addition, if we do not sell or rebrand certain of these hotels by agreed upon dates, our current managers of those hotels may elect not to continue to manage those hotels or may require changes to our management agreements with them in order to agree to continue managing those hotels. For example, Wyndham currently manages 20 of our hotels and we and Wyndham have agreed to end our relationship by September 30, 2020. In addition, we and Marriott have agreed to sell 33 of our hotels that Marriott currently manages for us by December 31, 2020. Furthermore, we were in the process of launching a marketing effort related to our 39 Sonesta ES hotels. If we do not resell or rebrand these hotels currently managed by Wyndham, Marriott and Sonesta we do not know whether these managers will continue to manage these hotels and, if so, on what terms.
Many of our tenants and certain of our hotel managers have requested relief from their obligations to pay us rent and returns in response to the current economic conditions resulting from the COVID-19 pandemic and we may receive additional similar requests in the future; we have provided certain limited relief in response to these requests and may determine to grant additional relief in the future if we determine it prudent or appropriate to do so.
The current economic conditions resulting from the COVID-19 pandemic have significantly negatively impacted our tenants’ and hotel managers’ businesses, operations and liquidity. Many of our tenants and certain of our hotel managers have requested relief from their obligations to pay rent and returns due to us. We have entered into rent deferral agreements with 80 net lease retail tenants with leases requiring an aggregate of $59.3 million of annual minimum rents. Generally these rent deferrals are for one to four months of rent and will be repayable by the tenants over a 12 to 24 month period beginning in September 2020. As of August 6, 2020, we have deferred an aggregate of $11.3 million of rent. We may receive additional similar requests in the future, and we may determine to grant additional relief in the future, which may vary from the type of relief we have granted to date, and could include more substantial relief, if we determine it prudent or appropriate to do so. In addition, if our tenants and hotel managers are unable to continue as going concerns as a result of the current economic conditions or otherwise, we will experience a reduction in rents and returns received and we may be unable to find suitable replacement tenants and hotel managers for an extended period or at all and the terms of our agreements with those replacement tenants and hotel managers may not be as favorable to us as the terms of our agreements with our existing tenants and hotel managers.

We may need additional waivers from our lenders in order to avoid defaulting under our credit agreement or public debt agreements and the terms of our current waiver under our credit agreement impose restrictions on our ability to pay distributions, make investments and certain capital improvements and any future waiver may impose similar or additional restrictions.
We obtained a waiver in May 2020 from the lenders under our revolving credit facility for certain financial covenant relief for the four quarterly periods ending March 31, 2021. Our current waiver imposes restrictions on our ability to pay distributions, other than as currently contemplated or to maintain our qualification for taxation as a REIT , make investments and certain capital improvements. We may need to obtain an extension or additional waivers from our lenders or noteholders in the future in order to avoid failing to satisfy certain financial covenants under our debt agreements, but our lenders or noteholders are not required to grant any such waiver and may determine not to do so. If we fail to receive any required waiver, we may be in default under our credit agreement and the lenders could terminate the credit facility and require us to pay our then outstanding borrowings under our credit facility. Any future waiver we may obtain may impose similar or additional restrictions, which may limit our ability to pay or increase distributions to our shareholders, make investments that we believe we should make and could reduce our ability to pursue business opportunities, grow our business and improve our operating results.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended June 30, 2020:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2020	—	$—	$—	$—
May 2020	—	—	—	—
June 2020	3,808	7.09	—	—
Total	3,808	$7.09	$—	$—

(1)
These common share withholdings and purchases were made to satisfy the tax withholding and payment obligations of a certain of former officer and employee of RMR LLC in connection with awards of our common shares and the vesting of those awards and prior awards of common shares to him. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.

Item 6. Exhibits

Exhibit Number	Description
3.1
Composite Copy of Amended and Restated Declaration of Trust, dated as of August 21, 1995, as amended to date. (Incorporated by reference to the Company’s Post-Effective Amendment No. 2 to Registration Statement on Form S-3, filed on July 15, 2020, File No. 333-226944.

3.2
Composite Copy of Amended and Restated Declaration of Trust, dated as of August 21, 1995, as amended to date (marked copy). (Incorporated by reference to the Company’s Post-Effective Amendment No. 2 to Registration Statement on Form S-3, filed on July 15, 2020, File No. 333-226944.)

3.3	Articles Supplementary to the Declaration of Trust of the Company, dated June 10, 2020. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 10, 2020.)
3.4	Amended and Restated Bylaws of the Company, adopted effective September 23, 2019. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 23, 2019.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.)
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

4.8	Indenture,dated as of February 3, 2016, between the Company and U.S. Bank National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 4, 2016.)
4.9
First Supplemental Indenture, dated as of February 3, 2016, between the Company and U.S. Bank National Association, relating to the Company’s 4.25% Senior Notes due 2021, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 4, 2016.)

Exhibit Number	Description
4.10
Second Supplemental Indenture, dated as of February 3, 2016, between the Company and U.S. Bank National Association, relating to the Company’s 5.25% Senior Notes due 2026, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K dated February 4, 2016.)

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

4.14
Sixth Supplemental Indenture, dated as of September 18, 2019, between the Company and U.S. Bank National Association, relating to the Company’s 4.350% Senior Notes due 2024, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 18, 2019.)

4.15
Seventh Supplemental Indenture, dated as of September 18, 2019, between the Company and U.S.Bank National Association, relating to the Company’s 4.750% Senior Notes due 2026, including form thereof.(Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 18, 2019.)

4.16
Eighth Supplemental Indenture, dated as of September 18, 2019, between the Company and U.S. Bank National Association, relating to the Company’s 4.950% Senior Notes due 2029, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 18, 2019.)

4.17
Ninth Supplemental Indenture, dated as of June 17, 2020, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank National Association, relating to the Company’s 7.50% Senior Notes due 2025, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 18, 2020.)

4.18
Supplemental Indenture, dated as of July 15, 2020, among the Company, Highway Ventures Properties Trust, HPTWN Properties Trust, HPT Suite Properties Trust, SVCN 2 LLC and U.S. Bank National Association, relating to the Company’s 7.50% Senior Notes due 2025. (Filed herewith.)

4.19
Registration Rights and Lock-Up Agreement, dated as of June 5, 2015, among the Company, ABP Trust (f/k/a Reit Management & Research Trust), Barry M. Portnoy and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2015.)

10.1	Summary of Trustee Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 10, 2020.)
10.2	Pledge Amendment, dated as of May 22, 2020, among the Company, Banner NewCo LLC, Highway Ventures Borrower LLC and Highway Ventures Properties Trust. (Filed herewith.)
10.3	Pledge Amendment, dated as of June 15, 2020, by Banner NewCo LLC. (Filed herewith.)
10.4	Pledge Supplement No. 1, dated as of June 15, 2020, between HPT TA Properties Trust and Wells Fargo Bank, National Association. (Filed herewith.)
10.5	Pledged Interest Release Letter, dated as of June 17, 2020, between the Company and Wells Fargo Bank, National Association. (Filed herewith.)
10.6
Letter Agreement, dated as of June 1, 2020, among the Company, HPT IHG PR, Inc., HPT State Street TRS LLC, HPT TRS IHG-2 Inc., HPT TRS State Street LLC, IHG Management (Maryland) LLC, InterContinental Hotels Group (Canada), Inc., InterContinental Hotels Group Resources, Inc., InterContinental Hotels (Puerto Rico), Inc., KHRG Allegro, LLC, KHRG State Street, LLC and Kimpton Hotel & Restaurant Group, LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 1, 2020.)

10.7
Notice of Event of Default and Termination, dated as of July 23, 2020, by the Company to Intercontinental Hotels (Puerto Rico) Inc., Intercontinental Hotels Group Resources, Inc., IHG Management (Maryland) LLC, Intercontinental Hotels Group Canada, Inc., KHRG Allegro, LLC, Kimpton Hotel & Restaurant Group, LLC, and KHRG State Street, LLC. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 24, 2020.)

10.8
Notice of Additional Event of Default, dated as of August 4, 2020, by the Company to Intercontinental Hotels (Puerto Rico) Inc., Intercontinental Hotels Group Resources, Inc., IHG Management (Maryland) LLC, Intercontinental Hotels Group Canada, Inc., KHRG Allegro, LLC, Kimpton Hotel & Restaurant Group, LLC, and KHRG State Street, LLC. (Filed herewith.)

22.1	List of Subsidiary Guarantors. (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)

Exhibit Number	Description
32.1	Section 1350 Certification. (Furnished herewith.)
99.1	Purchase Agreement, dated as of June 28, 2020, between the Company and TravelCenters of America Inc. (Filed herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVICE PROPERTIES TRUST

/s/ John G. Murray
John G. Murray
President and Chief Executive Officer
Dated: August 7, 2020

/s/ Brian E. Donley
Brian E. Donley
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: August 7, 2020