Form 10-Q
period 2020-09-30
Service Properties Trust
filed 2020-11-09
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of November 5, 2020: 164,823,833

SERVICE PROPERTIES TRUST
FORM 10-Q
September 30, 2020

References in this Quarterly Report on Form 10-Q to the Company, SVC, we, us or our include Service Properties Trust and our consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

Part I Financial Information
Item 1. Financial Statements
SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands, except share data)

	September 30, 2020	December 31, 2019
ASSETS
Real estate properties:
Land	$2,017,431	$2,066,602
Buildings, improvements and equipment	9,058,542	9,318,434
Total real estate properties, gross	11,075,973	11,385,036
Accumulated depreciation	(3,212,594)	(3,120,761)
Total real estate properties, net	7,863,379	8,264,275
Acquired real estate leases and other intangibles, net	338,430	378,218
Assets held for sale	191,202	87,493
Cash and cash equivalents	47,847	27,633
Restricted cash	38,130	53,626
Due from related persons	58,648	68,653
Other assets, net	259,037	154,069
Total assets	$8,796,673	$9,033,967

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$80,086	$377,000
Term loan, net	397,523	397,889
Senior unsecured notes, net	5,734,565	5,287,658
Security deposits	284	109,403
Accounts payable and other liabilities	334,475	335,696
Due to related persons	7,656	20,443
Total liabilities	6,554,589	6,528,089

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 164,823,833 and 164,563,034 shares issued and outstanding, respectively	1,648	1,646
Additional paid in capital	4,549,466	4,547,529
Cumulative other comprehensive loss	63	—
Cumulative net income available for common shareholders	3,318,004	3,491,645
Cumulative common distributions	(5,627,097)	(5,534,942)
Total shareholders’ equity	2,242,084	2,505,878
Total liabilities and shareholders’ equity	$8,796,673	$9,033,967
The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Hotel operating revenues	$199,719	$525,290	$700,578	$1,521,368
Rental income	96,776	73,619	294,432	210,509
FF&E reserve income	—	863	201	3,365
Total revenues	296,495	599,772	995,211	1,735,242

Expenses:
Hotel operating expenses	174,801	377,895	492,906	1,076,011
Other operating expenses	3,705	1,707	11,029	4,419
Depreciation and amortization	122,204	103,160	377,557	301,721
General and administrative	12,295	12,464	37,621	36,906
Loss on asset impairment	10,248	—	55,502	—
Total expenses	323,253	495,226	974,615	1,419,057

Gain (loss) on sale of real estate	109	—	(9,655)	159,535
Gain on insurance settlement	—	—	62,386	—
Dividend income	—	—	—	1,752
Unrealized gains (losses) on equity securities, net	5,606	(3,950)	4,409	(43,761)
Interest income	6	688	283	1,774
Interest expense (including amortization of debt issuance costs and debt discounts and premiums of $3,877, $2,689, $10,651 and $7,829, respectively)	(80,532)	(52,375)	(223,679)	(151,742)
Loss on early extinguishment of debt	—	(8,451)	(6,970)	(8,451)
Income (loss) before income taxes and equity in earnings (losses) of an investee	(101,569)	40,458	(152,630)	275,292
Income tax (expense) benefit	296	(467)	(16,706)	(1,266)
Equity in earnings (losses) of an investee	(1,369)	83	(4,305)	617
Net income (loss)	(102,642)	40,074	(173,641)	274,643

Other comprehensive income (loss):
Equity interest in investee’s unrealized gains (losses)	63	(46)	63	91
Other comprehensive income (loss)	63	(46)	63	91
Comprehensive income (loss)	$(102,579)	$40,028	$(173,578)	$274,734

Weighted average common shares outstanding (basic)	164,435	164,321	164,397	164,294
Weighted average common shares outstanding (diluted)	164,435	164,348	164,397	164,332

Net income (loss) per common share (basic and diluted)	$(0.62)	$0.24	$(1.06)	$1.67
The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited) (in thousands, except share data)

	Common Shares			Additional Paid in Capital	Cumulative Net Income Available for Common Shareholders	Cumulative Other Comprehensive Income (Loss)
	Number of Shares	Common Shares	Cumulative Common Distributions
							Total

Balance at December 31, 2019	164,563,034	$1,646	$(5,534,942)	$4,547,529	$3,491,645	$—	$2,505,878
Net loss	—	—	—	—	(33,650)	—	(33,650)
Common share grants	6,000	—	—	590	—	—	590
Common share repurchases	(2,637)	—	—	(43)	—	—	(43)
Distributions	—	—	(90,509)	—	—	—	(90,509)
Balance at March 31, 2020	164,566,397	$1,646	$(5,625,451)	$4,548,076	$3,457,995	$—	$2,382,266
Net loss	—	—	—	—	(37,349)	—	(37,349)
Common share grants	35,000	—	—	831	—	—	831
Common share repurchases and forfeitures	(3,808)	—	—	(27)	—	—	(27)
Balance at June 30, 2020	164,597,589	$1,646	$(5,625,451)	$4,548,880	$3,420,646	$—	$2,345,721
Net income	—	—	—	—	(102,642)	—	(102,642)
Equity in unrealized gains of investees	—	—	—	—	—	63	63
Common share grants	264,400	3	—	868	—	—	871
Common share repurchases and forfeitures	(38,156)	(1)	—	(282)	—	—	(283)
Distributions	—	—	(1,646)	—	—	—	(1,646)
Balance at September 30, 2020	164,823,833	$1,648	$(5,627,097)	$4,549,466	$3,318,004	$63	$2,242,084

	Common Shares			Additional Paid in Capital	Cumulative Net Income Available for Common Shareholders	Cumulative Other Comprehensive Income (Loss)
	Number of Shares	Common Shares	Cumulative Common Distributions
							Total

Balance at December 31, 2018	164,441,709	$1,644	$(5,181,323)	$4,545,481	$3,231,895	$(266)	$2,597,431
Net income	—	—	—	—	225,787	—	225,787
Equity interest in investee’s unrealized gains	—	—	—	—	—	66	66
Common share grants	—	—	—	436	—	—	436
Distributions	—	—	(87,154)	—	—	—	(87,154)
Balance at March 31, 2019	164,441,709	$1,644	$(5,268,477)	$4,545,917	$3,457,682	$(200)	$2,736,566
Net income	—	—	—	—	8,782	—	8,782
Equity interest in investee’s unrealized gains	—	—	—	—	—	71	71
Common share grants	15,000	1	—	868	—	—	869
Common share repurchases	(2,172)	—	—	(48)	—	—	(48)
Distributions	—	—	(88,798)	—	—	—	(88,798)
Balance at June 30, 2019	164,454,537	$1,645	$(5,357,275)	$4,546,737	$3,466,464	$(129)	$2,657,442
Net income	—	—	—	—	40,074	—	40,074
Equity interest in investee’s unrealized gains	—	—	—	—	—	(46)	(46)
Common share grants	140,100	1	—	1,067	—	—	1,068
Common share repurchases	(29,334)	—	—	(749)	—	—	(749)
Distributions	—	—	(88,803)	—	—	—	(88,803)
Balance at September 30, 2019	164,565,303	$1,646	$(5,446,078)	$4,547,055	$3,506,538	$(175)	$2,608,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(173,641)	$274,643
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	377,557	301,721
Amortization of debt issuance costs and debt discounts and premiums as interest	10,651	7,829
Straight-line rental income	298	7,368
Security deposits utilized	(109,162)	(10,052)
Loss on early extinguishment of debt	6,970	8,451
Loss on asset impairment	55,502	—
Unrealized (gains) and losses on equity securities, net	(4,409)	43,761
Equity in (earnings) losses of an investee	4,305	(617)
(Gain) loss on sale of real estate	9,655	(159,535)
Gain on insurance settlement	(62,386)	—
Deferred income taxes	15,650	—
Other non-cash (income) expense, net	(2,324)	109
Changes in assets and liabilities:
Due from related persons	171	3,609
Other assets	(45,844)	(6,352)
Accounts payable and other liabilities	(15,585)	12,743
Due to related persons	(1,884)	(51,148)
Net cash provided by operating activities	65,524	432,530

Cash flows from investing activities:
Real estate acquisitions and deposits	(7,090)	(2,659,186)
Real estate improvements	(54,603)	(71,024)
Hotel managers’ purchases with restricted cash	(127,837)	(143,692)
Hotel manager’s deposit of insurance proceeds into restricted cash	34,238	14,325
Net proceeds from sale of real estate	67,811	308,200
Investment in Sonesta	(5,314)	—
Investment in TravelCenters of America	(7,011)	—
Distributions in excess of earnings from Affiliates Insurance Company	286	—
Net proceeds from sale of equity securities	—	93,892
Net cash used in investing activities	(99,520)	(2,457,485)

Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes, after discounts and premiums	800,000	1,693,879
Repurchase of senior unsecured notes	(355,971)	—
Borrowings under unsecured revolving credit facility	709,000	997,000
Repayments of unsecured revolving credit facility	(1,005,914)	(384,000)
Deferred financing costs	(15,900)	(21,869)
Repurchase of common shares	(346)	(794)
Distributions to common shareholders	(92,155)	(264,755)
Net cash provided by financing activities	38,714	2,019,461
Increase (decrease) in cash and cash equivalents and restricted cash	4,718	(5,494)
Cash and cash equivalents and restricted cash at beginning of period	81,259	76,003
Cash and cash equivalents and restricted cash at end of period	$85,977	$70,509

Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$47,847	$16,990
Restricted cash	38,130	53,519
Total cash and cash equivalents and restricted cash	$85,977	$70,509

Supplemental cash flow information:
Cash paid for interest	$226,329	$171,418
Cash paid for income taxes	2,117	2,614
Non-cash investing activities:
Investment in Sonesta	$42,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 1. Organization and Basis of Presentation
Service Properties Trust, or we, us or our, is a real estate investment trust, or REIT, organized on February 7, 1995 under the laws of the State of Maryland, which invests in hotels and net lease service oriented retail properties. At September 30, 2020, we owned, directly and through subsidiaries, 329 hotels and 804 net lease properties.
At September 30, 2020, our 329 hotels were leased, managed or operated by subsidiaries of the following companies: InterContinental Hotels Group, plc, or IHG, Marriott International, Inc., or Marriott, Sonesta Holdco Corporation, or Sonesta, Hyatt Hotels Corporation, or Hyatt, Radisson Hospitality, Inc., or Radisson, and Wyndham Hotels & Resorts, Inc., or Wyndham. We also owned, as of September 30, 2020, 804 net lease properties with 183 tenants, including 179 travel centers leased to TravelCenters of America Inc., or TA, our largest tenant. Hereinafter these companies are sometimes referred to as managers and/or tenants or, collectively, operators.
Recent Events

The novel coronavirus, or COVID-19, global pandemic, along with federal, state and local government mandates have disrupted and are expected to continue to have a significant negative impact on our results of operations, financial position and cash flow. In the United States, individuals are being encouraged to practice social distancing, are restricted from gathering in large groups, and in some areas, either have been or are subject to mandatory stay-at-home restrictions, which have restricted or prohibited large social gatherings, travel and non-essential activities outside of their homes. As a result, the lodging industry and other industries in which our managers and tenants operate have been negatively affected.
Our result of operations and cash flows from our hotels are heavily dependent on our operators’ ability to generate returns to us and their willingness to fund shortfalls in our minimum returns from their own resources. IHG has defaulted on its agreement with us and Marriott has not funded shortfalls in the payment of our minimum returns in accordance with its agreement with us. We have provided notices of default and termination of our agreements with both IHG and Marriott and expect to transition the branding and management of the applicable hotels to Sonesta between December 2020 and January 2021. We expect these transitions will result in further disruption to the operations of the transferred hotels and require additional capital expenditures.
As a result of the disruption caused by the COVID-19 pandemic, we have taken various measures to improve our liquidity and financial flexibility. We reduced our quarterly cash dividend on our common shares to $0.01 per common share, reduced planned capital expenditures, worked closely with our hotel operators to significantly reduce our hotels' operating expenses, raised $788,222 of debt proceeds, repaid $350,000 of debt, which represented a substantial portion of our debt that was scheduled to mature in February 2021, sold assets for an aggregate sales price of $74,735 and we are under agreement to sell additional properties for an aggregate sales price of $218,800. On May 8, 2020, we amended the credit agreement that governs our $1,000,000 revolving credit facility and $400,000 term loan. Among other things, the amendment waived certain existing financial covenants through the end of the first quarter of 2021. Based on the prolonged effect of the pandemic and our expectations of not being able to meet the financial covenants under our amended credit agreement, we entered into an additional amendment on November 5, 2020. Among other things, the amendment waives all of the existing financial covenants through the end of the agreement term, or July 15, 2022, or the New Waiver Period. Based on these amendments, the cash flows we receive from our net lease portfolio, the financing activities we have completed, and asset dispositions we have completed or expect to complete, we believe we will have sufficient liquidity to meet our obligations for at least the next twelve months. See Notes 6 and 7 for additional information regarding the transactions and other actions described above.
Basis of Presentation
The accompanying condensed consolidated financial statements of us are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2019, or our 2019 Annual Report. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair statement of results for the interim period, have been included. These condensed consolidated financial statements include our accounts and the accounts of our subsidiaries, all of which are 100% owned directly or indirectly by us. All intercompany transactions and

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods and those of our managers and tenants are not necessarily indicative of the results that may be expected for the full year. Reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation.
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
We have determined that each of our wholly owned taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification™. We have concluded that we must consolidate each of our wholly owned TRSs because we are the entity with the power to direct the activities that most significantly impact such VIEs’ performance and we have the obligation to absorb losses or the right to receive benefits from each VIE that could be significant to the VIE and are, therefore, the primary beneficiary of each VIE. The assets of our TRSs were $92,818 and $31,920 as of September 30, 2020 and December 31, 2019, respectively, and consist primarily of amounts due from and working capital advances to certain of our hotel managers. The liabilities of our TRSs were $92,698 and $138,708 as of September 30, 2020 and December 31, 2019, respectively, and consist primarily of security deposits they hold and amounts payable to certain of our hotel managers. The assets of our TRSs are available to satisfy our TRSs’ obligations and we have guaranteed certain obligations of our TRSs.
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
We report rental income for leased properties in our condensed consolidated statements of comprehensive income. We recognize rental income from operating leases on a straight-line basis over the term of the lease agreements. We increased rental income by $2,370 for the three months ended September 30, 2020, reduced rental income by $3,046 for the three months ended September 30, 2019 and reduced rental income by $298 and $7,368 for the nine months ended September 30, 2020 and 2019, respectively, to record scheduled rent changes under certain of our retail leases, the deferred rent obligations payable to us under our leases with TA and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks at our travel centers on a straight-line basis. See Notes 6 and 10 for further information regarding our TA leases. Due from related persons includes $37,223 and $47,057 at September 30, 2020 and December 31, 2019, respectively, and other assets, net includes $13,377 and $4,054 of straight-line rent receivables at September 30, 2020 and December 31, 2019, respectively.
Certain of our lease agreements require additional percentage rent if gross revenues of our properties exceed certain thresholds defined in our lease agreements. We may determine percentage rent due to us under our leases monthly, quarterly or annually, depending on the specific lease terms, and recognize it when all contingencies are met and the rent is earned. We had deferred estimated percentage rent of $893 and $1,742 for the three and nine months ended September 30, 2020, respectively, and $1,020 and $3,047 for the three and nine months ended September 30, 2019, respectively.
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
(dollars in thousands, except share data)
(Unaudited)

Note 4. Weighted Average Common Shares
The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Weighted average common shares for basic earnings per share	164,435	164,321	164,397	164,294
Effect of dilutive securities: Unvested share awards	—	27	—	38
Weighted average common shares for diluted earnings per share	164,435	164,348	164,397	164,332
Note 5. Real Estate Properties
At September 30, 2020, we owned 329 hotels with 51,404 rooms or suites and 804 service-oriented retail properties with approximately 13,682,478 square feet that are primarily subject to “triple net” leases, or net leases where the tenant is generally responsible for payment of operating expenses and capital expenditures of the property during the lease term. Our properties had an aggregate undepreciated carrying value of $11,267,175, including $191,202 classified as held for sale as of September 30, 2020.
During the nine months ended September 30, 2020, we funded $108,392 for improvements to certain of our properties which, pursuant to the terms of our management and lease agreements with our managers and tenants, resulted in increases in our contractual annual minimum returns and rents of $8,047.
During 2020, we completed a comprehensive rebuilding project of our San Juan, PR hotel as a result of damage sustained during Hurricane Maria in 2017. We recorded a $62,386 gain on insurance settlement during the nine months ended September 30, 2020 for insurance proceeds received for this damage. Under GAAP, we were required to increase the building basis of our San Juan hotel for the amount of the insurance proceeds.
See Note 6 for further information about our management and lease agreements and our fundings of improvements to certain of our properties.
Acquisitions
We acquired a portfolio of three net lease properties during the nine months ended September 30, 2020. We accounted for this transaction as an acquisition of assets. Our allocation of the purchase price for this acquisition based on the estimated fair value of the acquired assets is presented in the table below.

Acquisition Date	Location	Purchase Price	Land	Building and Improvements	Furniture, Fixtures and Equipment	Intangible Assets / Liabilities, net
3/12/2020	Various (1)	$7,071	$880	$5,363	$—	$828
(1)On March 12, 2020, we acquired three net lease properties with approximately 6,696 square feet in two states with leases requiring an aggregate of $387 of annual minimum rent for an aggregate purchase price of $7,071, including acquisition related costs.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Dispositions
We sold fifteen net lease properties with an aggregate of 1,148,411 rentable square feet for aggregate proceeds of $69,835, excluding closing costs, in 15 separate transactions during the nine months ended September 30, 2020. The sales of these properties, as presented in the table below, do not represent significant dispositions individually or in the aggregate nor do they represent a strategic shift. As a result, the results of operations of these properties are included in continuing operations through the date of sale in our condensed consolidated statements of income. As a result of these sales, we recorded a net gain on sale of real estate of $109 and a loss on sale of real estate of $9,655 during the three and nine months ended September 30, 2020, respectively.

Date of Sale	Number of Properties	Location	Tenant	Square Feet	Gross Sales Price
1/28/2020	1	Gothenburg, NE	Vacant	31,978	$585
2/6/2020	1	Rochester, MN	Vacant	90,503	2,600
2/13/2020	1	Ainsworth, NE	Vacant	32,901	775
2/14/2020	1	Dekalb, IL	Vacant	5,052	1,050
3/2/2020	1	Eau Claire, MI	HOM Furniture, Inc.	98,824	2,600
3/28/2020	1	Stillwater, OK	Vacant	33,018	400
5/26/2020	1	Pawtucket, RI	Vacant	22,027	1,610
5/28/2020	1	Canton, MA	Destination XL Group, Inc.	755,992	51,000
5/28/2020	1	Phoenix, AZ	Vacant	29,434	2,900
6/25/2020	1	Bellefontaine, OH	Vacant	2,267	440
7/17/2020	1	Clinton, MD	ADF Midatlantic LLC	2,935	700
8/20/2020	1	Lancaster, PA	Chaac Pizza Northeast, LLC	3,014	775
8/26/2020	1	Baton Rouge, LA	Vacant	2,334	750
8/26/2020	1	Winston Salem, NC	Vacant	32,816	1,300
9/17/2020	1	Hillard, OH	Vacant	5,316	2,350
				1,148,411	$69,835
In October and November 2020, we sold three net lease properties with an aggregate of 82,623 square feet with an aggregate carrying value of $4,518 for a sale price of $4,900. We have entered into agreements to sell 39 hotels with 4,631 rooms in 18 states with an aggregate carrying value of $181,317 for an aggregate sales price of $218,000. We currently expect the sales of these hotels to be completed in the fourth quarter of 2020. We have also entered into an agreement to sell one net lease property with approximately 3,000 square feet with a carrying value of $778 for a sale price of $800. We currently expect the sale of this net lease property to be completed in the fourth quarter of 2020. The sales of these hotel and retail properties are subject to conditions, may not be completed, may be delayed or terms may change.
As of September 30, 2020, we had 40 hotels with 4,794 rooms requiring aggregate annual minimum returns of $38,901 and an aggregate carrying value of $184,467 classified as held for sale and six net lease properties with 121,451 square feet with leases requiring aggregate annual minimum rent of $536 and an aggregate carrying value of $6,735 classified as held for sale. See Note 13 for further information on these properties.
Note 6. Management Agreements and Leases
As of September 30, 2020, we owned 329 hotels which were included in six operating agreements and 804 service orientated retail properties net leased to 183 tenants. We do not operate any of our properties.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Hotel agreements
As of September 30, 2020, 328 of our hotels were leased to our TRSs and managed by independent hotel operating companies and one hotel was leased to a third party. As of September 30, 2020, our hotel properties were managed by or leased to IHG, Marriott, Sonesta, Hyatt, Radisson and Wyndham, under six agreements. These hotel agreements have initial terms expiring between 2020 and 2037. Each of these agreements is for between nine and 122 of our hotels. In general, the agreements contain renewal options for all, but not less than all, of the affected properties included in each agreement, and the renewal terms range between 15 to 60 years. Most of these agreements require the third party manager or tenant to: (1) make payments to us of minimum returns or minimum rents; (2) deposit a percentage of total hotel sales into FF&E reserves; and (3) for our managed hotels, make payments to our TRSs of additional returns to the extent of available cash flows after payment of operating expenses, funding of the FF&E reserves, payment of our minimum returns, payment of certain management fees, reimbursement of working capital advances and replenishment of security deposits or guarantees, as applicable. Some of our managers or tenants or their affiliates have provided deposits or guarantees to secure their obligations to pay us.
IHG agreement. Our management agreement with IHG for 103 hotels, or the IHG agreement, provides that, as of September 30, 2020, we are to be paid annual minimum returns and rents of $216,551. Pursuant to the IHG agreement, IHG provided us with a security deposit to cover minimum payment shortfalls, if any. Under this agreement, IHG is required to maintain a minimum security deposit of $37,000 and this security deposit may be replenished and increased up to $100,000 from a share of future cash flows from the hotels in excess of our minimum returns and rents, working capital advances and certain management fees, if any. During the nine months ended September 30, 2020, we fully utilized the $75,717 security deposit we held to cover shortfalls in hotel cash flows available to pay the minimum returns due to us for the period. The IHG agreement requires 5% of gross revenues from hotel operations be placed in an FF&E reserve. Pursuant to a letter agreement with IHG, during the period from March 1, 2020 through September 30, 2020, IHG was not required to deposit any amounts into its FF&E reserve with respect to certain of our hotels that it manages. In addition to our minimum return, this management agreement provides for an annual additional return payment to us of $12,067 from the hotels' available cash flows after payment of hotel operating expenses, funding of the required FF&E reserve, payment of our minimum return, working capital advances, payment of certain management fees and replenishment and expansion of the security deposit, if any. In addition, the agreement provides for payment to us of 50% of the hotels' available cash flows after payment to us of the annual additional return amount.
We funded $3,900 for capital improvements to certain of the hotels included in the IHG agreement during the nine months ended September 30, 2020, which resulted in increases in our contractual annual minimum returns of $312. We did not fund any capital improvements for hotels included in the IHG agreement during the nine months ended September 30, 2019.

In April 2020, we funded $37,000 of working capital advances under the IHG agreement to cover projected operating losses at our hotels managed by IHG. Working capital advances are reimbursable to us from a share of future cash flows from the hotel operations in excess of the minimum returns due to us, if any, pursuant to the terms of the IHG agreement.
We realized minimum returns and rents of $9,654 and $51,853 during the three months ended September 30, 2020 and 2019, respectively, and $117,874 and $153,053 during the nine months ended September 30, 2020 and 2019, respectively, under this agreement. During July 2020, we applied the then remaining $8,992 of security deposit securing IHG’s obligation under the agreement. We sent notices of default and termination to IHG for failure to pay minimum returns and rents due to us of $36,776 for the third quarter of 2020 and that we will transfer the branding and management of 102 of the 103 hotels to Sonesta on December 1, 2020.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Marriott agreement. Our management agreement with Marriott for 122 hotels, or the Marriott agreement, provides that, as of September 30, 2020, we are to be paid annual minimum returns of $194,613. Pursuant to the Marriott agreement, Marriott had provided us with a security deposit to cover minimum return payment shortfalls, if any. Under this agreement, this security deposit, if utilized, may be replenished and increased up to $64,700 from 60% of the cash flows realized from operations of the 122 hotels after payment of the aggregate annual minimum returns, Marriott’s base management fees and working capital advances, if any. Marriott had also provided us with a $30,000 limited guaranty to cover payment shortfalls up to 85% of our minimum returns after the available security deposit balance has been depleted. During the nine months ended September 30, 2020, we fully utilized the $33,423 security deposit we then held and exhausted the $30,000 limited guaranty to cover shortfalls in hotel cash flows available to pay the minimum returns due to us for the period. This limited guaranty expired when it was exhausted. The Marriott agreement requires 5.5% to 6.5% of gross revenues from hotel operations be placed in an FF&E reserve. As a result of current market conditions, we and Marriott have agreed to suspend contributions to the FF&E reserve under the Marriott agreement for the remainder of 2020.
We funded $50,415 and $34,378 for capital improvements to certain of the hotels included in the Marriott agreement during the nine months ended September 30, 2020 and 2019, respectively, which resulted in increases in our contractual annual minimum returns of $4,039 and $3,252, respectively.
We and Marriott identified 33 of the 122 hotels covered by the Marriott agreement that will be sold or rebranded, at which time we will retain the proceeds of any such sales and the aggregate annual minimum returns due to us would decrease by the amount allocated to the applicable hotel. As of September 30, 2020, 24 of these hotels with 2,989 rooms requiring annual minimum returns of $31,359 with an aggregate carrying value of $140,798 are under agreement to be sold.
During the nine months ended September 30, 2020, we funded $30,000 of working capital advances under the Marriott agreement to cover projected operating losses at our hotels managed by Marriott. These working capital advances are reimbursable to us from shares of future cash flows from the hotel operations in excess of the minimum returns due to us and Marriott’s base management fees, if any, pursuant to the terms of the Marriott agreement.
We realized minimum returns of $14,369 and $47,794 during the three months ended September 30, 2020 and 2019, respectively, and $91,076 and $142,562 during the nine months ended September 30, 2020 and 2019, respectively, under this agreement. We sent notices to Marriott terminating our agreement for its failure to cover the $23,952 cumulative shortfall between the payments we have received to date and 80% of the cumulative priority returns due to us for the nine months ended September 30, 2020. The effective date of the termination is January 31, 2021 and we currently plan to transfer to Sonesta the branding and management of the 98 hotels to the extent not sold. We also expect to transfer to Sonesta in December 2020 the branding and management of nine hotels we previously expected to sell.
Sonesta agreement. As of September 30, 2020, Sonesta managed 16 of our full-service hotels and 40 of our extended stay hotels pursuant to management agreements for each of the hotels, which we refer to collectively as our Sonesta agreement, and a related pooling agreement, which combines certain of those management agreements for purposes of calculating gross revenues, payment of hotel operating expenses, payment of fees and distributions and minimum returns due to us.
On February 27, 2020, we entered into a transaction agreement with Sonesta pursuant to which we and Sonesta restructured our existing business arrangements as follows:
•We and Sonesta had agreed to sell, rebrand or repurpose our 39 extended stay hotels then managed by Sonesta. Based on current market conditions, we have decided not to pursue the sale of these 39 hotels at this time;
•The annual minimum returns due for the 14 full-service hotels that Sonesta continues to manage were reduced from $99,013 to $69,013 as of that date;
•Sonesta issued to us a number of its shares of common stock representing approximately (but not more than) 34% of its outstanding shares of common stock (post-issuance) and we entered into a stockholders agreement with Sonesta, Adam Portnoy and the other stockholder of Sonesta and a registration rights agreement with Sonesta;

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

•We and Sonesta modified our then existing Sonesta agreement and pooling agreement so that 5% of the hotel gross revenues of each of our 14 full-service hotels managed by Sonesta will be escrowed for future capital expenditures as FF&E reserves, subject to available cash flows after payment of the annual minimum returns due to us under the Sonesta agreement;
•We and Sonesta modified our then existing Sonesta agreement and pooling agreement so that (1) our termination rights under those agreements for our 14 full-service hotels managed by Sonesta are generally limited to performance and for “cause,” casualty and condemnation events, (2) a portfolio wide performance test now applies for determining whether the management agreement for any of our full-service hotels managed by Sonesta may be terminated for performance reasons, and (3) the provisions included in our historical pooling agreement that allowed either us or Sonesta to require the marketing for sale of non-economic hotels were removed; and
•We and Sonesta extended the initial expiration date of the then existing management agreements for our full-service hotels managed by Sonesta located in Chicago, IL and Irvine, CA to January 2037 to align with the initial expiration date for our other full-service hotels managed by Sonesta.
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
Between September 18, 2020 and October 1, 2020, Sonesta assumed management of four hotels previously managed by Wyndham. We entered into management agreements with Sonesta with respect to these four hotels on terms substantially consistent with our other applicable management agreements with Sonesta in effect following the restructuring of our business arrangement with Sonesta on February 27, 2020, except that the management agreements are scheduled to terminate on December 31, 2021. The management agreements for these hotels have not been added to our pooling agreement with Sonesta.

As noted above, our management agreements with IHG for 103 of our hotels are scheduled to terminate effective November 30, 2020, and our management agreements with Marriott for 122 of our hotels are scheduled to terminate effective January 31, 2021. Management of 200 of these hotels, to the extent not previously sold, is expected to be assumed by Sonesta. As we transition management of these hotels, we expect that we will enter management agreements with Sonesta on terms similar to those for four hotels formerly managed by Wyndham that were transitioned to Sonesta management between September 18, 2020 and October 1, 2020, as further described above.

Our Sonesta agreement provides that we are paid a fixed annual minimum return equal to 8% of our invested capital, as defined therein, if gross revenues of the hotels, after payment of hotel operating expenses and management and related fees (other than Sonesta’s incentive fee, if applicable), are sufficient to do so. Our fixed annual minimum return under our Sonesta agreement was $124,795 as of September 30, 2020. Our Sonesta agreement further provides that we are paid an additional return based upon operating profits, as defined therein, after reimbursement of owner or manager advances, FF&E reserve escrows and Sonesta’s incentive fee, if applicable. Our Sonesta hotels generated net operating losses of $6,155 and returns of $15,629 during the three months ended September 30, 2020 and 2019, respectively, and net operating losses of $31,969 and returns of $57,794 during the nine months ended September 30, 2020 and 2019, respectively, under our Sonesta agreement. We do not have any security deposits or guarantees for our Sonesta hotels. Accordingly, the returns we receive from our Sonesta hotels are limited to the hotels’ available cash flows, if any, after payment of operating expenses, including management and related fees. In addition to our minimum returns, the management agreement provides for payment of 80% of hotel cash flows after payment of hotel operating expenses including certain management fees to Sonesta, our minimum return, working capital advances and any FF&E reserves.
During the three and nine months ended September 30, 2020, we funded $6,836 and $14,187, respectively, of working capital advances under our Sonesta agreement to cover projected operating losses at our hotels managed by Sonesta. These working capital advances are reimbursable to us from a share of future cash flows from the hotel operations in excess of the minimum returns due to us, if any, pursuant to the terms of the Sonesta agreement.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Pursuant to our Sonesta agreement, we incurred management, reservation and system fees and reimbursement costs for certain guest loyalty, marketing program and third-party reservation transmission fees of $3,831 and $9,313 for the three months ended September 30, 2020 and 2019, respectively, and $12,756 and $28,016 for the nine months ended September 30, 2020 and 2019, respectively. In addition, we incurred procurement and construction supervision fees of $184 and $928 for the three months ended September 30, 2020 and 2019, respectively, and $1,087 and $1,914 for the nine months ended September 30, 2020 and 2019, respectively, pursuant to our Sonesta agreement. These amounts are included in hotel operating expenses or have been capitalized, as appropriate, in our condensed consolidated financial statements.
Our Sonesta agreement does not require FF&E escrow deposits for our extended stay hotels managed by Sonesta and, prior to February 27, 2020, did not require FF&E escrow deposits for our full-service hotels managed by Sonesta, but does and did, as applicable, require us to fund capital expenditures that we approve or approved at our Sonesta hotels. No FF&E escrow deposits were required during the three and nine months ended September 30, 2020. We funded $48,119 and $67,495 for renovations and other capital improvements to certain hotels included in our Sonesta agreement during the nine months ended September 30, 2020 and 2019, respectively, which resulted in increases in our contractual annual minimum returns of $3,622 and $4,140, respectively. We owed Sonesta $3,564 and $15,537 for capital expenditure and other reimbursements at September 30, 2020 and December 31, 2019, respectively. Amounts due from Sonesta are included in due from related persons and amounts owed to Sonesta are included in due to related persons in our condensed consolidated balance sheets.
Accounting for Investment in Sonesta:
We account for our 34% non-controlling interest in Sonesta under the equity method of accounting. As of September 30, 2020, our investment in Sonesta had a carrying value of $43,073. This amount is included in other assets in our condensed consolidated balance sheets. The cost basis of our investment in Sonesta exceeded our proportionate share of Sonesta’s total shareholders’ equity book value on the date of acquisition, February 27, 2020, by an aggregate of $8,000. As required under GAAP, we are amortizing this difference to equity in earnings of an investee over 31 years, the weighted average remaining useful life of the real estate assets and intangible assets and liabilities owned by Sonesta as of the date of our acquisition. We recorded amortization of the basis difference of $65 and $151 in the three and nine months ended September 30, 2020, respectively. We recognized losses of $1,369 and $4,305 related to our investment in Sonesta for the three and nine months ended September 30, 2020, respectively. These amounts are included in equity in earnings (losses) of an investee in our condensed consolidated statements of comprehensive income.
We recorded a liability for the fair value of our initial investment in Sonesta, as no cash consideration was exchanged related to the modification of our management agreement with, and investment in, Sonesta. This liability for our investment in Sonesta is included in accounts payable and other liabilities in our condensed consolidated balance sheet and is being amortized on a straight-line basis through January 31, 2037, the remaining term of the Sonesta agreement as a reduction to hotel operating expenses in our condensed consolidated statements of comprehensive income. We reduced hotel operating expenses by $621 and $1,448 for the three and nine months ended September 30, 2020, respectively, for amortization of this liability. As of September 30, 2020, the unamortized balance of this liability was $40,552.
See Note 10 for further information regarding our relationship, agreements and transactions with Sonesta.
Hyatt agreement. Our management agreement with Hyatt for 22 hotels, or our Hyatt agreement, provides that, as of September 30, 2020, we are to be paid an annual minimum return of $22,037. We realized minimum returns of $5,509 during each of the three months ended September 30, 2020 and 2019 and minimum returns of $16,528 during each of the nine months ended September 30, 2020 and 2019 under this agreement. Pursuant to our Hyatt agreement, Hyatt has provided us with a guaranty, which is limited to $50,000. During the nine months ended September 30, 2020, the hotels under this agreement generated cash flows that were less than the minimum returns due to us for the period, and Hyatt made $16,539 of guaranty payments to cover the shortfall. The available balance of the guaranty was $3,116 as of September 30, 2020. In addition to our minimum returns, this management agreement provides for payment to us of 50% of the hotels’ available cash flows after payment of operating expenses, funding required FF&E reserves, payment of our minimum return, our working capital advances and reimbursement to Hyatt of working capital and guaranty advances.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

During the nine months ended September 30, 2020, we funded $3,700 of working capital advances under our Hyatt agreement to cover projected operating losses at our hotels managed by Hyatt. Working capital advances are reimbursable to us from a share of future cash flows from the hotel operations in excess of the minimum returns due to us, if any, pursuant to the terms of the Hyatt agreement.
Our Hyatt agreement requires 5% of gross revenues from hotel operations be placed in an FF&E reserve, subject to available cash flow.
Radisson agreement. Our management agreement with Radisson for nine hotels, or our Radisson agreement, provides that, as of September 30, 2020, we are to be paid annual minimum returns of $20,442. We realized minimum returns of $5,111 and $5,099 during the three months ended September 30, 2020 and 2019, respectively, and minimum returns of $15,332 and $14,945 during the nine months ended September 30, 2020 and 2019, respectively, under this agreement. Pursuant to our Radisson agreement, Radisson has provided us with a guaranty, which is limited to $47,523. During the nine months ended September 30, 2020, the hotels under this agreement generated cash flows that were less than the minimum returns due to us for the period and Radisson made $21,729 of guaranty payments to cover the shortfall. The available balance of the guaranty was $19,487 as of September 30, 2020. In addition to our minimum returns, our Radisson agreement provides for payment to us of 50% of the hotels’ available cash flows after payment of operating expenses, funding the required FF&E reserve, payment of our minimum returns, our working capital advances and reimbursement to Radisson of working capital and guaranty advances, if any.
Our Radisson agreement requires 5% of gross revenues from hotel operations be placed in an FF&E reserve. As a result of current market conditions, effective April 1, 2020, we and Radisson have agreed to suspend contributions to the FF&E reserve under our Radisson agreement for the remainder of 2020.
Wyndham agreements. As of September 30, 2020, 17 of our hotels were operated under a management agreement with Wyndham. In September 2020, we amended the management agreement with Wyndham so that it will continue as the manager of these Wyndham branded hotels for a limited period. Under the amended terms of this agreement, we will pay Wyndham a management fee of 7% of hotel revenues, subject to certain minimums. In September 2020, we rebranded three hotels previously managed by Wyndham to Sonesta and on October 1, 2020, one additional hotel previously managed by Wyndham was rebranded to Sonesta. We expect to sell 15 Wyndham branded hotels in the fourth quarter of 2020.
Our Wyndham hotels generated a net operating losses of $4,413 and returns of $5,944 during the three months ended September 30, 2020 and 2019, respectively, and a net operating losses of $8,160 and net operating losses of $17,780 during the nine months ended September 30, 2020 and 2019, respectively.
We funded $1,540 and $2,283 for capital improvements at certain of the hotels included in our Wyndham agreement during the nine months ended September 30, 2020 and 2019, respectively.
As of September 30, 2020 we have funded $6,316 of working capital advances under our Wyndham agreement to cover projected operating losses at our hotels managed by Wyndham.
Net lease portfolio
As of September 30, 2020, we owned 804 net lease service-oriented retail properties with 13.7 million square feet with leases requiring annual minimum rents of $369,803 with a weighted (by annual minimum rents) average remaining lease term of 11.0 years. The portfolio was 98% leased by 183 tenants operating under 129 brands in 22 distinct industries.
TA leases
TA is our largest tenant. As of September 30, 2020, we leased to TA a total of 179 travel centers under five leases that expire between 2029 and 2035 and require annual minimum rents of $246,110 which represented approximately 25.6% of our total annual minimum returns and rents as of September 30, 2020. In addition, TA is required to pay us previously deferred rent obligations in quarterly installments of $4,404 through January 31, 2023. TA paid $4,404 and $13,212 of deferred rent to us for the three and nine months ended September 30, 2020, respectively. The remaining balance of previously deferred rents was $44,036 as of September 30, 2020.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

We recognized rental income from TA of $61,528 and $62,537 for the three months ended September 30, 2020 and 2019, respectively, and $184,583 and $188,227 for the nine months ended September 30, 2020 and 2019, respectively. Rental income for the three months ended September 30, 2020 and 2019 includes $3,250 and $3,390 respectively, and for the nine months ended September 30, 2020 and 2019, includes $9,834 and $7,880, respectively, of adjustments to record the deferred rent obligations under our TA leases and the estimated future payments to us by TA for the cost of removing underground storage tanks on a straight-line basis. As of September 30, 2020 and December 31, 2019, we had receivables for current rent amounts owed to us by TA and straight-line rent adjustments of $58,648 and $68,653, respectively. These amounts are included in due from related persons in our condensed consolidated balance sheets.
Our TA leases do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components.
Under our TA leases, TA may request that we fund capital improvements in return for increases in TA’s annual minimum rent equal to 8.5% of the amounts funded. We did not fund any capital improvements to our properties that we leased to TA during the nine months ended September 30, 2020 or 2019.
In addition to the rental income that we recognized during the three months ended September 30, 2020 and 2019 as described above, our TA leases require TA to pay us percentage rent based upon increases in certain sales. We determine percentage rent due under our TA leases annually and recognize any resulting amount as rental income when all contingencies are met. We had aggregate deferred percentage rent under our TA leases of $893 and $1,020 for the three months ended September 30, 2020 and 2019, respectively, and $1,742 and $3,047 for the nine months ended September 30, 2020 and 2019, respectively.
See Note 10 for further information regarding our relationship with TA.
Other net lease agreements
Our net lease agreements generally provide for minimum rent payments and in addition may include variable payments. Rental income from operating leases, including any payments derived by index or market-based indices, is recognized on a straight-line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining the lease term. We recognized rental income from our 625 other net lease properties of $34,574 and $106,804 for the three and nine months ended September 30, 2020, respectively, which included $5,620 and $11,433, respectively, of adjustments to record scheduled rent changes under certain of our leases on a straight-line basis. We recognized rental income of $5,485 for the three and nine months ended September 30, 2019, which included $258 of adjustments to record scheduled rent changes under certain of our leases on a straight-line basis.
As a result of the COVID-19 pandemic, some of our tenants have requested rent assistance. During the three months ended September 30, 2020, we collected 87.2% of rents from our other net lease tenants. In October 2020, we collected 87.4% of rents due to us from our other net lease tenants. We have entered into rent deferral agreements with 51 net lease retail tenants with leases requiring an aggregate of $53,413 of annual minimum rents. These amounts do not include tenants that have withdrawn previously approved deferral requests. Generally these rent deferrals are for one to four months of rent and were payable by the tenants over a 12 to 24 month period beginning in September 2020. We have deferred an aggregate of $13,437 of rent as of November 6, 2020.
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
We continually review receivables related to rent, straight-line rent and property operating expense reimbursements and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

review includes an assessment of whether or not substantially all of the amounts due under a tenant’s lease are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as cash is received. We recognize all changes in the collectability assessment for an operating lease as an adjustment to rental income and do not record an allowance for uncollectible accounts. We recorded reserves for uncollectible amounts against rental income of $2,369 and $7,689 for the three and nine months ended September 30, 2020, respectively. We had reserves for uncollectible rents of $13,777 and $5,981 as of September 30, 2020 and December 31, 2019, respectively, included in other assets on our condensed consolidated balance sheets.
Guarantees and security deposits generally. When we reduce the amounts of the security deposits we hold for any of our operating agreements for payment deficiencies, it does not result in additional cash flows to us of the deficiency amounts, but reduces the refunds due to the respective tenants or managers that have provided us with these security deposits upon expiration of the applicable operating agreement. The security deposits are non-interest bearing and are not held in escrow. Under these agreements, any amount of the security deposits which are applied to payment deficits may be replenished from a share of future cash flows from the applicable hotel operations pursuant to the terms of the applicable agreements. Certain of our guarantees and our security deposits may be replenished by a share of future cash flows from the applicable hotel operations in excess of the minimum returns due to us pursuant to the terms of the respective agreements. When our guarantees and security deposits are replenished by cash flows from hotel operations, we reflect such replenishments in our condensed consolidated statements of comprehensive income as an increase to hotel operating expenses. We had $2,405 and $8,519 of guaranty and security deposit replenishments for the three and nine months ended September 30, 2019, respectively. There were no guaranty or security deposit replenishments for the three or nine months ended September 30, 2020. When managers of our hotels are required to fund the shortfalls of minimum rents under the terms of our management agreements or their guarantees, we reflect such fundings (including security deposit applications) in our condensed consolidated statements of comprehensive income as a reduction of hotel operating expenses. We reduced hotel operating expenses by $30,474 and $2,404 for the three months ended September 30, 2020 and 2019, respectively, and $222,134 and $21,775 for the nine months ended September 30, 2020 and 2019, respectively.
Note 7. Indebtedness
Our principal debt obligations at September 30, 2020 were: (1) $80,086 of outstanding borrowings under our $1,000,000 revolving credit facility; (2) our $400,000 term loan; and (3) $5,800,000 aggregate outstanding principal amount of senior unsecured notes. Our revolving credit facility and our term loan are governed by a credit agreement with a syndicate of institutional lenders.
Our $1,000,000 revolving credit facility is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is July 15, 2022, and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to extend the maturity date of the facility for two additional six-month periods. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. We are required to pay interest on borrowings under our revolving credit facility at the rate of LIBOR plus a premium, which was 205 basis points per annum, subject to a LIBOR floor of 0.50%, as of September 30, 2020. We also pay a facility fee, which was 30 basis points per annum at September 30, 2020, on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. As of September 30, 2020, the annual interest rate payable on borrowings under our revolving credit facility was 2.55%. The weighted average annual interest rate for borrowings under our revolving credit facility was 2.55% and 2.38% for the three and nine months ended September 30, 2020, respectively, and 3.10% and 3.34% for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, we had $80,086 outstanding and $919,914 available under our revolving credit facility. As of November 6, 2020, we had $475,645 outstanding and $524,355 available to borrow under our revolving credit facility, subject to the minimum liquidity requirements under our credit agreement described below.
Our $400,000 term loan, which was scheduled to mature on July 15, 2023, was prepayable without penalty at any time. We were required to pay interest on the amount outstanding under our term loan at the rate of LIBOR plus a premium, which was 225 basis points per annum, subject to a LIBOR floor of 0.50%, as of September 30, 2020. The interest rate premium was subject to adjustment based on changes to our credit ratings. As of September 30, 2020, the annual interest rate for the amount outstanding under our term loan was 2.75%. The weighted average annual interest rate for borrowings under our term loan was 2.75% and 2.73% for the three and nine months ended September 30, 2020, respectively, and 3.35% and 3.51% for the three and nine months ended September 30, 2019, respectively.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Our credit agreement and our unsecured senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business manager. Our credit agreement and our unsecured senior notes indentures and their supplements also contain covenants, including those that restrict our ability to incur debts or to make distributions under certain circumstances and generally require us to maintain certain financial ratios. Our credit agreement also currently restricts our ability to make certain investments. We believe we were in compliance with the terms and conditions of our credit agreement, subject to the waiver described below, and our unsecured senior notes indentures and their supplements at September 30, 2020.
We and our lenders amended our credit agreement governing our $1,000,000 revolving credit facility and $400,000 term loan on May 8, 2020 and again on November 5, 2020. The May 2020 amendment provided a waiver of certain of the financial covenants under our credit agreement through March 31, 2021, or the Waiver Period, during which, subject to certain conditions, we continued to have access to undrawn amounts under the credit facility.
During the Waiver Period, and continuing thereafter until such time as we had demonstrated compliance with certain of our financial covenants as of June 30, 2021:
•we were required to maintain unrestricted liquidity (unrestricted cash or undrawn availability under our $1,000,000 revolving credit facility) of not less than $125,000;
•our interest rate premium over LIBOR under our revolving credit facility and term loan was increased by 50 basis points;
•our ability to pay distributions on our common shares was limited to amounts required to maintain our qualification for taxation as a REIT and to avoid the payment of certain income and excise taxes, and to pay a cash dividend of $0.01 per common share per quarter;
•we were subject to certain additional covenants, including additional restrictions on our ability to incur indebtedness (with exceptions for borrowings under our revolving credit facility and certain other categories of secured and unsecured indebtedness), and to acquire real property or make other investments (with exceptions for, among other things, certain categories of capital expenditures and costs, and certain share purchases);
•we were generally required to apply the net cash proceeds from the disposition of assets, capital markets transactions, debt refinancings or COVID-19 pandemic-related government stimulus programs to the repayment of outstanding loans under the credit agreement; and
•we pledged equity interests in certain of our property owning subsidiaries to secure our obligations under the credit agreement. These subsidiaries owned properties with $1,028,155 of undepreciated book value as of September 30, 2020.
As a result of the November 5, 2020 amendment:

•all existing financial covenants have been waived through the New Waiver Period;
•we repaid our $400,000 term loan on November 5, 2020 using undrawn amounts under our revolving credit facility;
•we have pledged certain additional equity interests of subsidiaries owning properties. Following the closing of the amendment, we will provide first mortgage liens on 74 properties owned by the pledging subsidiaries with an undepreciated book value of $1,837,392 as of September 30, 2020 to secure our obligations under the credit agreement;
•we have the ability to fund up to $250,000 of capital expenditures per year and up to $50,000 of certain other investments per year as defined in the credit agreement;
•the interest rate premium over LIBOR under our revolving credit facility increased by 30 basis points;
•certain covenants and restrictions on distributions to common shareholders, share repurchases, incurring indebtedness, and acquiring real property (in each case subject to various exceptions), and the minimum liquidity requirement of $125,000 will remain in place during the New Waiver Period; and

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

•we are generally required to apply the net cash proceeds from the disposition of assets, capital markets transactions and debt refinancings to the repayment of outstanding loans under the credit agreement, and then to other debt maturities.

On June 17, 2020, we issued $800,000 principal amount of our 7.50% unsecured senior notes due 2025. The aggregate net proceeds from this offering was $788,222, after underwriting discounts and other offering expenses. These notes are fully and unconditionally guaranteed by certain of our subsidiaries. The subsidiaries in the guarantee pool may change from time to time as subsidiaries are allocated to or from the pledge pool for our credit agreement or for certain other reasons. Each subsidiary guarantor’s guarantee will automatically terminate and each subsidiary guarantor will automatically be released from all of its obligations under its guarantee and the indenture under certain circumstances, including on or after the date on which (a) the notes have received a rating equal to or higher than Baa2 (or the equivalent) by Moody’s Investors Service, Inc., or Moody’s, or BBB (or the equivalent) by Standard & Poor’s Ratings Services, a Standard & Poor’s Financial Services LLC business, or Standard & Poor’s, or if Moody’s or Standard & Poor’s ceases to rate the notes for reasons outside of our control, the equivalent investment grade rating from any other rating agency and (b) no default or event of default has occurred and is continuing under the indenture governing the notes.
On June 17, 2020, we repurchased $350,000 principal amount of our $400,000 of 4.25% senior notes due 2021 at a total cost of $355,971 excluding accrued interest pursuant to a cash tender offer. We recorded a loss of approximately $6,970, net of discount and deferred financing costs, on extinguishment of debt during the nine months ended September 30, 2020. We funded this purchase using borrowings under our revolving credit facility.
Note 8. Shareholders' Equity
Distributions
During the nine months ended September 30, 2020, we declared and paid regular quarterly distributions to common shareholders as follows:

Declaration Date	Record Date	Paid Date	Dividend Per Common Share	Total Distributions
January 16, 2020	January 27, 2020	February 20, 2020	$0.54	$88,863
March 30, 2020	April 21, 2020	May 21, 2020	0.01	1,646
July 16, 2020	July 27, 2020	August 20, 2020	0.01	1,646
			$0.56	$92,155
On October 15, 2020, we declared a regular quarterly distribution to common shareholders of record on October 26, 2020 of $0.01 per share, or $1,646. We expect to pay this amount on or about November 19, 2020.
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
On September 17, 2020, we awarded an aggregate of 264,400 of our common shares, valued at $8.44 per common share, the closing price of our common shares on Nasdaq on that day, to our officers and certain other officers and employees of RMR LLC under our equity compensation plan.

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
During the quarter ended June 30, 2020, we purchased an aggregate of 3,808 of our common shares valued at a weighted average price per common share of $7.09, based on the closing price of our common shares on Nasdaq, on the date of repurchase, from a former officer and employee of RMR LLC, in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
On September 21, 2020, we purchased an aggregate of 38,156 of our common shares valued at a weighted average price per common share of $7.40, based on the closing price of our common shares on Nasdaq, on the date of repurchase, from certain of our officers and certain current and former officers and employees of RMR LLC, in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
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
Pursuant to our business management agreement, we recognized net business management fees of $8,641 and $9,919 for the three months ended September 30, 2020 and 2019, respectively, and $27,613 and $29,307 for the nine months ended September 30, 2020 and 2019, respectively. Based on our common share total return, as defined in our business management agreement, as of each of September 30, 2020 and 2019, no incentive fees are included in the net business management fees we recognized for the three or nine months ended September 30, 2020 or 2019. The actual amount of annual incentive fees for 2020, if any, will be based on our common share total return, as defined in our business management agreement, for the three-year period ending December 31, 2020, and will be payable in 2021. We did not incur an incentive fee payable to RMR LLC for the year ended December 31, 2019. We include business management fee amounts in general and administrative expenses in our condensed consolidated statements of comprehensive income.
Pursuant to our property management agreement with RMR LLC, we recognized property management and construction supervision fees of $781 and $163 for the three months ended September 30, 2020 and 2019, respectively, and $2,722 and $201 for the nine months ended September 30, 2020 and 2019, respectively. These amounts are included in other operating expenses or have been capitalized, as appropriate, in our condensed consolidated statements of comprehensive income.
We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. We are generally not responsible for payment of RMR LLC’s employment, office or administrative expenses incurred to provide management services to us, except for the applicable employment and related expenses of RMR LLC employees assigned to work exclusively or partly at our net lease properties (excluding properties leased to TA) and the office building component of one of our hotels, our share of the wages, benefits and other related costs of RMR LLC's centralized accounting personnel, our share of RMR LLC’s costs for providing our internal audit function, and as otherwise agreed. We reimbursed RMR LLC $258 and $136 for these expenses and costs for the three months ended September 30, 2020 and 2019, respectively, and $525 and $478 for the nine months ended September 30, 2020 and 2019, respectively. We included these amounts in other operating expenses and selling, general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income.

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
TA. TA is our largest tenant and property operator, leasing 27.0% of our gross carrying value of real estate properties as of September 30, 2020. We lease 179 of our travel centers to TA under the TA leases. As of September 30, 2020, we owned 1,184,797 shares of TA common stock, representing approximately 8.2% of TA’s outstanding shares of common stock, which amount includes 500,797 shares of TA common stock that we purchased in an underwritten public equity offering in July 2020 at the public offering price of $14.00 per share. RMR LLC provides management services to both us and TA, and Adam D. Portnoy, also serves as the chair of the board of directors and as a managing director of TA and, as of September 30, 2020, beneficially owned 655,505 shares of TA common stock (including through RMR LLC), representing approximately 4.6% of TA’s outstanding shares of common stock. See Note 6 for further information regarding our relationships, agreements and transactions with TA and Note 13 for further information regarding our investment in TA.

Sonesta. Sonesta is a private company that is majority owned by Adam D. Portnoy, one of our Managing Trustees who also serves as one of Sonesta’s directors, and a person related to him. One of Sonesta’s other directors is our other Managing Trustee, President and Chief Executive Officer and Sonesta’s other director serves as RMR LLC’s and RMR Inc.’s executive vice president, general counsel and secretary and as our Secretary. Sonesta’s chief executive officer and chief financial officer are officers of RMR LLC. Certain other officers and employees of Sonesta are former employees of RMR LLC. RMR LLC also provides certain services to Sonesta. As of September 30, 2020, we owned approximately 34% of Sonesta which managed 56 of our hotels pursuant to our Sonesta agreement. See Note 6 for further information regarding our relationships, agreements and transactions with Sonesta.
Our Manager, RMR LLC. We have two agreements with RMR LLC to provide management services to us. See Note 9 for further information regarding our management agreements with RMR LLC. See Note 8 for information relating to the annual share awards we made in September 2020 to our officers and certain other employees of RMR LLC and common shares we purchased from certain of our officers and certain current and former officers and employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares to them. We include amounts recognized as expense for share awards to RMR LLC employees in general and administrative expenses in our condensed consolidated statements of comprehensive income.

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

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

As of September 30, 2020 and December 31, 2019, our investment in AIC had a carrying value of $12 and $298, respectively. These amounts are included in other assets in our condensed consolidated balance sheets. In June 2020, we received an additional liquidating distribution from AIC of $286 in connection with AIC’s dissolution. We recognized income of $83 and $617 related to our investment in AIC for the three and nine months ended September 30, 2019, respectively, which amounts are included in equity in earnings of an investee in our condensed consolidated statements of operations and comprehensive loss. Our other comprehensive income (loss) attributable to common shareholders for the three and nine months ended September 30, 2019 includes our proportionate share of unrealized gains and losses on securities held for sale, which were then owned by AIC, related to our investment in AIC.
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
During the three months ended September 30, 2020, we recognized income tax benefit of $296, which includes $123 of foreign tax benefit and $173 of state tax benefit. We recorded a $15,650 deferred tax liability as a result of the book value to tax basis difference related to the accounting of an insurance settlement in the three months ended June 30, 2020. See Note 5 for further information regarding this insurance settlement. During the nine months ended September 30, 2020, we recognized income tax expense of $16,706 which includes $379 of foreign taxes, $677 of state taxes and the $15,650 of deferred tax liability. During the three months ended September 30, 2019, we recognized income tax expense of $467 which includes $229 of foreign tax and $238 of state tax benefits. During the nine months ended September 30, 2019, we recognized income tax expense of $1,266 which includes $447 of foreign taxes and $819 of state taxes.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 12. Segment Information
We aggregate our hotels and net lease portfolio into two reportable segments, hotel investments and net lease investments, based on their similar operating and economic characteristics.

	For the Three Months Ended September 30, 2020
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$199,719	$—	$—	$199,719
Rental income	674	96,102	—	96,776
Total revenues	200,393	96,102	—	296,495

Expenses:
Hotel operating expenses	174,801	—	—	174,801
Other operating expenses	—	3,705	—	3,705
Depreciation and amortization	64,517	57,687	—	122,204
General and administrative	—	—	12,295	12,295
Loss on asset impairment	262	9,986	—	10,248
Total expenses	239,580	71,378	12,295	323,253

Gain on sale of real estate	—	109	—	109
Gain on insurance settlement	—	—	—	—
Unrealized gain on equity securities	—	—	5,606	5,606
Interest income	6	—	—	6
Interest expense	—	—	(80,532)	(80,532)
Income (loss) before income taxes and equity in earnings of an investee	(39,181)	24,833	(87,221)	(101,569)
Income tax benefit	—	—	296	296
Equity in losses of an investee	—	—	(1,369)	(1,369)
Net income (loss)	$(39,181)	$24,833	$(88,294)	$(102,642)

	For the Nine Months Ended September 30, 2020
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$700,578	$—	$—	$700,578
Rental income	3,045	291,387	—	294,432
FF&E reserve income	201	—	—	201
Total revenues	703,824	291,387	—	995,211

Expenses:
Hotel operating expenses	492,906	—	—	492,906
Other operating expenses	—	11,029	—	11,029
Depreciation and amortization	199,955	177,602	—	377,557
General and administrative	—	—	37,621	37,621
Loss on asset impairment	22,622	32,880	—	55,502
Total expenses	715,483	221,511	37,621	974,615

Loss on sale of real estate	—	(9,655)	—	(9,655)
Gain on insurance settlement	62,386	—	—	62,386
Unrealized losses on equity securities	—	—	4,409	4,409
Interest income	168	—	115	283
Interest expense	—	—	(223,679)	(223,679)
Loss on early extinguishment of debt	—	—	(6,970)	(6,970)
Income (loss) before income taxes and equity in earnings of an investee	50,895	60,221	(263,746)	(152,630)
Income tax expense	—	—	(16,706)	(16,706)
Equity in losses of an investee	—	—	(4,305)	(4,305)
Net income (loss)	$50,895	$60,221	$(284,757)	$(173,641)

	As of September 30, 2020
	Hotels	Net Lease	Corporate	Consolidated
Total assets	$4,900,990	$3,804,679	$91,004	$8,796,673

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

	For the Three Months Ended September 30, 2019
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$525,290	$—	$—	$525,290
Rental income	5,565	68,054	—	73,619
FF&E reserve income	863	—	—	863
Total revenues	531,718	68,054	—	599,772

Expenses:
Hotel operating expenses	377,895	—	—	377,895
Other operating expenses	369	1,338	—	1,707
Depreciation and amortization	66,929	36,231	—	103,160
General and administrative	—	—	12,464	12,464
Total expenses	445,193	37,569	12,464	495,226

Unrealized loss on equity securities	—	—	(3,950)	(3,950)
Interest income	177	—	511	688
Interest expense	—	—	(52,375)	(52,375)
Loss on early extinguishment of debt	—	—	(8,451)	(8,451)
Income (loss) before income taxes and equity in earnings of an investee	86,702	30,485	(76,729)	40,458
Income tax expense	—	—	(467)	(467)
Equity in earnings of an investee	—	—	83	83
Net income (loss)	$86,702	$30,485	$(77,113)	$40,074

	For the Nine Months Ended September 30, 2019
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$1,521,368	$—	$—	$1,521,368
Rental income	16,700	193,809	—	210,509
FF&E reserve income	3,365	—	—	3,365
Total revenues	1,541,433	193,809	—	1,735,242

Expenses:
Hotel operating expenses	1,076,011	—	—	1,076,011
Other operating expenses	1,101	3,318	—	4,419
Depreciation and amortization	200,533	101,188	—	301,721
General and administrative	—	—	36,906	36,906
Total expenses	1,277,645	104,506	36,906	1,419,057

Gain on sale of real estate	—	159,535	—	159,535
Dividend income	—	—	1,752	1,752
Unrealized loss on equity securities	—	—	(43,761)	(43,761)
Interest income	603	—	1,171	1,774
Interest expense	—	—	(151,742)	(151,742)
Loss on early extinguishment of debt	—	—	(8,451)	(8,451)
Income (loss) before income taxes and equity in earnings of an investee	264,391	248,838	(237,937)	275,292
Income tax expense	—	—	(1,266)	(1,266)
Equity in earnings of an investee	—	—	617	617
Net income (loss)	$264,391	$248,838	$(238,586)	$274,643

	As of December 31, 2019
	Hotels	Net Lease	Corporate	Consolidated
Total assets	$4,866,549	$4,042,831	$124,587	$9,033,967

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 13. Fair Value of Assets and Liabilities
The table below presents certain of our assets and liabilities carried at fair value at September 30, 2020, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset or liability.

		Fair Value at Reporting Date Using
	Carrying Value at	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	September 30, 2020	(Level 1)	(Level 2)	(Level 3)
Recurring Fair Value Measurement Assets:
Investment in TA (1)	$23,151	$23,151	$—	$—
Non-recurring Fair Value Measurement Assets:
Assets of properties held for sale (2)	$191,202	$—	$191,202	$—
(1)Our 1,184,797 common shares of TA, which are included in other assets in our condensed consolidated balance sheets, are reported at fair value which is based on quoted market prices (Level 1 inputs). Our historical cost basis for these shares is $24,418 as of September 30, 2020. We recorded unrealized gains of $5,606 and $4,909 during the three and nine months ended September 30, 2020, respectively, and recorded unrealized losses of $3,950 and $43,761 during the three and nine months ended September 30, 2019, respectively, to adjust the carrying value of our investment in TA shares to its fair value.
(2)As of September 30, 2020, we owned 40 hotels located in 18 states classified as held for sale with an aggregate net carrying value of $184,467 before adjusting for estimated costs of sale of $5,230 and six net lease properties with 121,451 square feet with a carrying value of $6,735 before adjusting for estimated costs of sale of $400. We recorded a $10,248 loss on asset impairment during the three months ended September 30, 2020 to reduce the carrying value of one hotel and two net lease properties to their estimated fair value less costs to sell. These properties are recorded at their estimated fair value less costs to sell based on the sales prices under purchase agreements with third-parties (Level 2 inputs as defined in the fair value hierarchy under GAAP).
In addition to the investment securities included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, revolving credit facility, term loan, senior notes and security deposits. At September 30, 2020 and December 31, 2019, the fair values of these additional financial instruments approximated their carrying values in our condensed consolidated balance sheets due to their short-term nature or floating interest rates, except as follows:

	September 30, 2020		December 31, 2019
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Senior Unsecured Notes, due 2021 at 4.25%	$49,932	$49,934	$398,379	$406,838
Senior Unsecured Notes, due 2022 at 5.00%	497,729	497,950	496,821	526,500
Senior Unsecured Notes, due 2023 at 4.50%	499,555	488,783	499,432	520,478
Senior Unsecured Notes, due 2024 at 4.65%	348,599	327,483	348,295	364,277
Senior Unsecured Notes, due 2024 at 4.35%	819,178	747,153	818,075	848,847
Senior Unsecured Notes, due 2025 at 4.50%	346,946	318,150	346,431	361,783
Senior Unsecured Notes, due 2025 at 7.50%	788,222	852,172	—	—
Senior Unsecured Notes, due 2026 at 5.25%	343,930	322,838	343,083	369,185
Senior Unsecured Notes, due 2026 at 4.75%	446,363	401,198	445,905	464,315
Senior Unsecured Notes, due 2027 at 4.95%	395,216	355,202	394,649	414,012
Senior Unsecured Notes, due 2028 at 3.95%	391,621	334,704	390,759	393,940
Senior Unsecured Notes, due 2029 at 4.95%	417,901	365,789	417,307	434,248
Senior Unsecured Notes, due 2030 at 4.375%	389,372	333,210	388,522	394,788
Total financial liabilities	$5,734,564	$5,394,566	$5,287,658	$5,499,211
(1)Carrying value includes unamortized discounts and premiums and issuance costs.
At September 30, 2020 and December 31, 2019, we estimated the fair values of our senior notes using an average of the bid and ask price of our then outstanding issuances of senior notes (Level 2 inputs).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2019 Annual Report.
Overview (dollar amounts in thousands, except share amounts and per-room hotel data)
We are a REIT organized under the laws of the State of Maryland. As of September 30, 2020, we owned 1,133 properties in 47 states, the District of Columbia, Canada and Puerto Rico.
Impact of COVID-19
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic and, in response to the outbreak, the U.S. Health and Human Services Secretary declared a public health emergency in the United States and many states and municipalities declared public health emergencies. The virus that causes COVID-19 has continued to spread throughout the United States and the world. Various governmental and market responses attempting to contain and mitigate the spread of the virus that causes COVID-19 have negatively impacted, and continue to negatively impact, the global economy, including the U.S. economy. As a result, most market observers believe the global economy and the U.S. economy are in a recession. States and municipalities across the United States have generally allowed most businesses to reopen and have generally eased certain restrictions they had previously implemented in response to the COVID-19 pandemic, often in stages that are phased in over time, although some states and municipalities have imposed or reimposed certain restrictions in response to increases in COVID-19 infections experienced since then. Recently, economic data have indicated that the U.S. economy has increasingly improved since the lowest periods experienced in March and April 2020, although the U.S. gross domestic product remains below pre-pandemic levels. It is unclear whether the increases in the number of COVID-19 infection outbreaks will continue and/or amplify in the United States or elsewhere and, if so, what the impact of that would be on human health and safety, the economy, our operators or our business.
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
We suspended operations at 19 hotels as a result of the COVID-19 pandemic and related declines in business activity (17 full-service hotels and two extended stay hotels) during March and April 2020. As of November 6, 2020, 17 of these 19 hotels have resumed operations. Hotel occupancies reached all-time lows during the second quarter of 2020 as a result of weak demand resulting from various forms of stay-at-home restrictions being enforced throughout the United States due to the COVID-19 pandemic. Hotel performance has gradually improved since the lows seen in April 2020 as travel demand slowly recovered. Occupancy at our 329 hotels was 43.6% for the third quarter of 2020 (40.3% in July 2020, 43.5% in August 2020 and 45.8% in September 2020). For the 28 days ended October 31, 2020, occupancy at our hotels was 46.6%.
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

As a result of the depressed activity at our hotels and expected losses, several of our operators have requested working capital advances from us to pay operating expenses for our hotels. During the nine months ended September 30, 2020, we advanced an aggregate of $91,203 of working capital to certain of our hotel operators to cover projected operating losses. We advanced $37,000 to IHG, $30,000 to Marriott, $14,187 to Sonesta, $6,316 to Wyndham and $3,700 to Hyatt. Under certain of our hotel agreements, working capital advances are reimbursable to us from a share of future cash flows from the applicable hotel operations in excess of the minimum returns due to us and certain management fees pursuant to the terms of the respective agreements. We may receive additional requests for working capital advances if lodging activity continues to be depressed.
We sent notices of default and termination to IHG for failure to pay minimum returns and rents due to us of $36,776 for the third quarter of 2020 and that we will transfer the branding and management of 102 of the 103 hotels to Sonesta on December 1, 2020.
We sent notices to Marriott terminating our agreement for its failure to cover the $23,952 cumulative shortfall between the payments we have received to date and 80% of the cumulative priority returns due to us for the nine months ended September 30, 2020. The effective date of the termination is January 31, 2021 and we currently plan to transfer the branding and management of 98 of these hotels to Sonesta. Pursuant to our existing agreement with Marriott, we are proceeding with the sale of 24 of the 122 Marriott branded hotels.
For information regarding our agreements with IHG and Marriott and these terminations, see Note 6 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our largest tenant, TA, is current on its rent obligations to us as of November 6, 2020. The travel centers operated by TA primarily provide goods and services to the trucking industry, and demand for trucking services in the United States generally reflects the amount of commercial activity in the U.S. economy. When the U.S. economy declines, demand for goods moved by trucks declines, and in turn demand for the products and services provided at our travel centers typically declines. Although TA’s has been recognized as providing services to essential businesses by various governmental authorities, and as a result, all of our travel centers operated by TA are open and operating, TA has also experienced negative impacts from the COVID-19 pandemic, including closing most of its full service restaurants (some of which TA has reopened), and implementing social distancing and other measures at its travel center stores. As a result, TA has experienced declines in its business activity. TA had begun reopening some of its restaurants in May 2020 as certain states allowed restaurants to reopen. However, as a result of the recent increase in COVID-19 infections in several states, TA is closing or re-closing certain of its restaurants.
In addition, some of our other net lease retail tenants have experienced closures and substantial declines in their businesses as a result of the COVID-19 pandemic. Some of these tenants have sought rent relief from us and we expect these closures, declines and requests to continue in the future. During the three months ended September 30, 2020, we collected 87.2% of the rents due to us for those months from our other net lease tenants. During October 2020, we collected 87.4% of the rents due to us for the month from our other net lease tenants. We have entered into rent deferral agreements for an aggregate of $13,437 of rent with 51 net lease retail tenants with leases requiring an aggregate of $53,413 of annual minimum rents. Generally these rent deferrals are for one to four months of rent and were payable by the tenants over a 12 to 24 month period beginning in September 2020. If the economic downturn continues for a prolonged period, our operators and tenants and their businesses may become increasingly negatively impacted, which may result in our operators and tenants seeking additional assistance from us regarding their obligations owed to us, their being unable or unwilling to pay us returns or rents, their ceasing to pay us returns or rents and their ceasing to continue as going concerns. For information regarding our net lease tenants and our assessment of collectability of outstanding rent amounts, see Note 6 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We are continuing to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including:
•our operators and tenants and their ability to withstand the current economic conditions and continue to pay us returns and rents;
•our operations, liquidity and capital needs and resources;
•conducting financial modeling and sensitivity analyses;
•actively communicating with our operators and tenants and other key constituents and stakeholders in order to help assess market conditions, opportunities, best practices and mitigate risks and potential adverse impacts; and

•monitoring, with the assistance of counsel and other specialists, possible government relief funding sources and other programs that may be available to us or our operators and tenants to enable us and them to operate through the current economic conditions and enhance our operators’ and tenants’ ability to pay us returns and rents.
Despite the circumstances outlined above, we believe that our current financial resources and our expectations as to the future performance of the lodging industry and the industries in which our net lease retail tenants operate will enable us to withstand the COVID-19 pandemic and its aftermath. As of November 6, 2020, we have:
•$524,355 of availability under our revolving credit facility and we have received waivers of compliance with the existing financial covenants under our credit agreement to ensure we have full access to undrawn amounts under such credit facility, subject to minimum liquidity requirements,
•reduced our quarterly cash distributions on our common shares to $0.01 per share; a savings of $87,220 per quarter compared to prior distribution levels,
•raised $788,222 of net proceeds from the issuance of our 7.5% senior notes due 2025,
•repurchased $350,000 principal amount of our $400,000 of 4.25% senior notes due 2021,
•raised $72,821 in net proceeds from asset sales and have entered agreements to sell additional properties for an aggregate sales price of $218,800,
•no debt maturities during the remainder of 2020 and the next debt maturity being $50,000 of our senior notes due in February 2021,
•repaid our $400,000 term loan on November 5, 2020, and
•prioritized our projected capital improvement spending to projects in progress, maintenance capital and contractual obligations.
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
There are extensive uncertainties surrounding the COVID-19 pandemic. These uncertainties include among others:
•the duration and severity of the negative economic impact;
•the strength and sustainability of any economic recovery;
•the timing and process for how federal, state and local governments and other market participants may oversee and conduct the return of economic activity when the COVID-19 pandemic abates, such as what continuing restrictions and protective measures may remain in place or be added and what restrictions and protective measures may be lifted or reduced in order to foster a return of increased economic activity in the United States; and
•the responses of governments, businesses and the general public to any increased level or rates of COVID-19 infections.
As a result of these uncertainties, we are unable to determine what the ultimate impact will be on our operations and our operators and other stakeholders’ businesses, operations, financial results and financial position. For further information and risks relating to the COVID-19 pandemic on us and our business, see Part II, Item 1A Risk Factors, in this Quarterly Report on Form 10-Q.

Acquisitions and Dispositions
On September 20, 2019, we acquired 767 properties with 12.4 million rentable square feet for an aggregate transaction value of $2,482,382, or the SMTA Transaction. The portfolio consisted of 767 service-oriented retail properties net leased to tenants in 23 distinct industries and 163 brands including quick service and casual dining restaurants, movie theaters, health and fitness, automotive parts and services and other service-oriented and necessity-based industries across 45 states. During the three months ended December 31, 2019, we sold 130 net lease properties that we acquired in the SMTA Transaction in 28 states with 2,773,241 square feet and annual minimum rent of $43,180 for $513,012. We sold 15 net lease properties with an aggregate of 1,148,411 rentable square feet and annual minimum rent of $6,135 for aggregate proceeds of $69,835, excluding closing costs, in ten separate transactions during the nine months ended September 30, 2020.
We have entered agreements to sell 24 Marriott branded hotels with 2,989 rooms in 10 states with a net carrying value of $140,798 for an aggregate sales price of $153,000.  We have entered an agreement to sell 15 Wyndham branded hotels with 1,642 rooms with a net carrying value of $40,519 for an aggregate sales price of $65,000.  We expect these sales to be completed in the fourth quarter of 2020. We expect to use the net sales proceeds from any hotels sold to repay outstanding indebtedness. The amount of minimum returns due from Marriott will be reduced by the amount allocated to the Marriott hotels, which was $31,359 as of September 30, 2020. The sales of these hotels are subject to various contingencies; accordingly, we cannot provide any assurance that we will sell any of these 39 hotels.
On February 27, 2020, we entered into a transaction agreement with Sonesta pursuant to which we and Sonesta modified our then existing business arrangements. See Note 6 for further information regarding our Sonesta agreement in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Management agreements and leases. At September 30, 2020, we owned 329 hotels operated under six agreements. We leased 328 of these hotels to our wholly owned TRSs that are managed by hotel operating companies, and the one remaining hotel is leased to a hotel operating company. We own 804 service-oriented properties with 183 tenants subject to “triple net” leases, where the tenants are generally responsible for the payment of operating expenses and capital expenditures. Our condensed consolidated statements of comprehensive income include hotel operating revenues and hotel operating expenses from our managed hotels and rental income and other operating expenses from our leased hotel and net lease properties.
Many of our operating agreements and net leases contain security features, such as guarantees and security deposits, which are intended to protect minimum returns and rents due to us in accordance with our agreements regardless of property performance. However, the effectiveness of various security features to provide us uninterrupted receipt of minimum returns and rents is not assured, especially if economic conditions generally decline for a prolonged period. Also, certain of the guarantees that we hold are limited in amount and duration and do not provide for payment of the entire amount of the applicable minimum returns. During the three and nine months ended September 30, 2020, we utilized $8,992 and $109,162, respectively, of hotel operator security deposits, and during the three and nine months ended September 30, 2020, we utilized $13,385 and $68,268, respectively, of the guarantees provided by certain of our hotel operators under their respective operating agreements. As of September 30, 2020, $22,603 of guarantees ($19,487 under the Radisson agreement and $3,116 under the Hyatt agreement) were available to cover shortfalls in hotel cash flows available to pay the minimum returns due to us. We have fully utilized the security deposits we held under our IHG agreement and Marriott agreement and exhausted the $30,000 limited guarantee under our Marriott agreement. Based on our current estimates, we project we will exhaust the guaranty from Hyatt in the fourth quarter of 2020. If Radisson or Hyatt are unwilling or unable to fund our minimum returns, we may have the right to terminate our agreements with those operators and change the operator of those hotels.
Hotel Portfolio
Comparable hotels data. We present revenue per available room, or RevPAR, average daily rate, or ADR, and occupancy for the periods presented on a comparable basis to facilitate comparisons between periods. We generally define comparable hotels as those that were owned by us and were open and operating for the entire periods being compared. For the three months ended September 30, 2020 and 2019, we excluded 15 hotels from our comparable results. Three of these hotels were not owned for the entire period and 12 suspended operations as a result of the COVID-19 pandemic during part of the periods presented. For the nine months ended September 30, 2020 and 2019, we excluded 25 hotels from our comparable results. Three of these hotels were not owned for the entire period, four were closed for major renovations and 18 suspended operations as a result of the COVID-19 pandemic during part of the periods presented.

Hotel operations. During the three and nine months ended September 30, 2020, the U.S. hotel industry generally realized decreases in ADR and RevPAR and declines in occupancy compared to the same periods in 2019. During the three and nine months ended September 30, 2020, our 314 and 304 comparable hotels that we owned continuously for the periods, respectively, produced aggregate year over year decreases in ADR, occupancy and RevPAR. We believe these results are primarily due to the market disruption resulting from the COVID-19 pandemic.
For the three months ended September 30, 2020 compared to the same period in 2019 for our 314 comparable hotels: ADR decreased 26.7% to $89.50; occupancy decreased 32 percentage points to 46.0%; and RevPAR decreased 56.6% to $41.17.
For the three months ended September 30, 2020 compared to the same period in 2019 for all our 329 hotels: ADR decreased 30.0% to $89.88; occupancy decreased 33 percentage points to 43.6%; and RevPAR decreased 60.3% to $39.19.
For the nine months ended September 30, 2020 compared to the same period in 2019 for our 304 comparable hotels: ADR decreased 18.4% to $98.15; occupancy decreased 29 percentage points to 45.2%; and RevPAR decreased 50.2% to $44.36.
For the nine months ended September 30, 2020 compared to the same period in 2019 for all our 329 hotels: ADR decreased 20.7% to 103.3; occupancy decreased 31 percentage points to 42.7%; and RevPAR decreased 54.2% to $44.11.
Net Lease Portfolio. As of September 30, 2020, we owned 804 net lease service-oriented retail properties with 13,682,478 square feet and annual minimum rent of $369,803, which represented approximately 38.5% of our total annual minimum returns and rents. Our net lease portfolio was 98.0% occupied as of September 30, 2020 by 183 tenants with a weighted (by annual minimum rent) lease term of 11.0 years, operating under 129 brands in 22 distinct industries. TA is our largest tenant. As of September 30, 2020, we leased 179 travel centers to TA under five master leases that expire between 2029 and 2035 and require annual minimum rents of $246,110 which represents 25.6% of our consolidated annual minimum rents and returns.
Additional details of our hotel operating agreements and our net lease agreements are set forth in Notes 6 and 10 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the table and notes thereto on pages 49 through 52 below.

Results of Operations (dollar amounts in thousands, except share amounts)
Three Months Ended September 30, 2020 compared to the Three Months Ended September 30, 2019

	For the Three Months Ended September 30,
			Increase	% Increase
	2020	2019	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$199,719	$525,290	$(325,571)	(62.0)%
Rental income - hotels	674	5,565	(4,891)	(87.9)%
Rental income - net lease portfolio	96,102	68,054	28,048	41.2%
Total rental income	96,776	73,619	23,157	31.5%
FF&E reserve income	—	863	(863)	(100.0)%

Expenses:
Hotel operating expenses	174,801	377,895	(203,094)	(53.7)%
Other operating expenses	3,705	1,707	1,998	117.0%
Depreciation and amortization - hotels	64,517	66,929	(2,412)	(3.6)%
Depreciation and amortization - net lease portfolio	57,687	36,231	21,456	59.2%
Total depreciation and amortization	122,204	103,160	19,044	18.5%
General and administrative	12,295	12,464	(169)	(1.4)%
Loss on asset impairment	10,248	—	10,248	n/m

Other operating income:
Gain on sale of real estate	109	—	109	n/m
Unrealized gains (losses) on equity securities, net	5,606	(3,950)	9,556	n/m
Interest income	6	688	(682)	(99.1)%
Interest expense	(80,532)	(52,375)	(28,157)	53.8%
Loss on early extinguishment of debt	—	(8,451)	8,451	(100.0)
Income (loss) before income taxes and equity earnings of an investee	(101,569)	40,458	(142,027)	(351.0)%
Income tax benefit (expense)	296	(467)	763	n/m
Equity in earnings (losses) of an investee	(1,369)	83	(1,452)	n/m
Net income (loss)	$(102,642)	$40,074	$(142,716)	(356.1)%

Weighted average shares outstanding (basic)	164,435	164,321	114	0.1%
Weighted average shares outstanding (diluted)	164,435	164,348	87	0.1%

Net income (loss) per common share (basic and diluted)	$(0.62)	$0.24	$(0.86)	(358.3)%
References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended September 30, 2020, compared to the three months ended September 30, 2019.
Hotel operating revenues. The decrease in hotel operating revenues is a result of decreased revenues at certain of our managed hotels primarily as a result of lower occupancies principally as a result of the COVID-19 pandemic ($325,571). Additional operating statistics of our hotels are included in the table on page 49.
Rental income - hotels. The decrease in rental income – hotels is primarily the result of the conversion of one hotel from a leased to a managed property during 2020 ($2,630), amending the lease terms for 48 vacation units we leased at one hotel during 2020 ($943) and IHG’s default of the lease covering one hotel in San Juan, PR ($1,318). Rental income - hotels for the 2019 period includes $80 of adjustments to record rent on a straight-line basis. There were no such adjustments to rental income - hotels for the 2020 period.

Rental income - net lease portfolio. The increase in rental income - net lease portfolio is primarily a result of rents from properties we acquired pursuant to the SMTA Transaction ($27,902). We increased rental income by $2,370 and reduced rental income by $3,126 for the 2020 and 2019 periods, respectively, to record scheduled rent changes under certain leases, the deferred rent obligations payable to us under our TA leases and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks on a straight-line basis.
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
Hotel operating expenses. The decrease in hotel operating expenses is a result of a decrease at certain managed hotels as a result of lower occupancies primarily driven by the COVID-19 pandemic ($88,148), a decrease in wage and benefit costs, sales and marketing expenses and other operating costs at certain of our managed hotels ($81,752), an increase in the amount of guaranty and security deposit utilization under certain of our hotel management agreements ($27,311), a decrease in the amount of guaranty and security deposit replenishments under certain of our hotel management agreements ($3,631) and a decrease in real estate taxes at certain of our hotels ($3,186), partially offset by our hotel acquisitions since January 1, 2019 ($605) and the conversion of one hotel from a leased to managed property during the 2020 period ($329). Certain guarantees and security deposits which have been applied to past payment deficits may be replenished from a share of subsequent cash flows from the applicable hotel operations pursuant to the terms of the respective operating agreements. When our guarantees and our security deposits are replenished by cash flows from hotel operations, we reflect such replenishments in our condensed consolidated statements of comprehensive income as an increase to hotel operating expenses. Hotel operating expenses were increased by $2,405 for the three months ended September 30, 2019. There were no such replenishments for the three months ended September 30, 2020. When our guarantees and security deposits are utilized to cover shortfalls of hotel cash flows from the minimum payments due to us, we reflect such utilizations in our condensed consolidated statements of comprehensive income as a decrease to hotel operating expenses. Hotel operating expenses were decreased by $30,474 and $2,404 for the utilization of our security deposits and guarantees during the three months ended September 30, 2020 and September 30, 2019, respectively.
Other operating expenses. The increase in other operating expenses is a result of operating expenses we pay at certain properties we acquired as part of the SMTA Transaction in September 2019.
Depreciation and amortization - hotels. The decrease in depreciation and amortization - hotels is a result of the depreciation and amortization of improvements acquired with funds from our FF&E reserves or directly funded by us since January 1, 2019 ($2,481) and our hotel acquisitions since January 1, 2019 ($381), partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2019 ($5,274).
Depreciation and amortization - net lease portfolio. The increase in depreciation and amortization - net lease portfolio is a result of the depreciation and amortization of properties we acquired as part of the SMTA Transaction ($21,917) and the depreciation and amortization of net lease improvements we purchased since January 1, 2019 ($2,664), partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2019 ($3,125).
General and administrative. The decrease in general and administrative costs is primarily due to a decrease in business management fees in the 2020 period partially offset by an increase in professional service expenses.
Loss on asset impairment. We recorded a $10,248 loss on asset impairment during the three months ended September 30, 2020 to reduce the carrying value of one hotel and two net lease properties to their estimated fair value.
Gain on sale of real estate. We recorded a $109 net gain on sale of real estate during the three months ended September 30, 2020 in connection with the sales of five net lease properties.
Unrealized gains (losses) on equity securities, net. Unrealized gains and losses on equity securities, net represents the adjustment required to adjust the carrying value of our investment in TA common shares to its fair value as of September 30, 2020 and September 30, 2019.
Interest income. The decrease in interest income is due to lower average cash balances and lower interest rates during the 2020 period.

Interest expense. The increase in interest expense is due to higher average outstanding borrowings and a higher weighted average interest rate in the 2020 period.
Loss on early extinguishment of debt. Loss on early extinguishment of debt represents costs incurred in the 2019 period resulting from the termination of a term loan commitment we arranged in connection with the SMTA Transaction.
Income tax benefit (expense). We recognized lower state taxes during the 2020 period primarily due to a decrease in the amount of state and foreign sourced income subject to income taxes.
Equity in earnings (losses) of an investee. Equity in earnings (losses) of an investee represents our proportionate share of the earnings (losses) of Sonesta and AIC.
Net income (loss). Our net income (loss) and net income (loss) per common share (basic and diluted) each decreased in the 2020 period compared to the 2019 period primarily due to the revenue and expense changes discussed above.
Nine Months Ended September 30, 2020 compared to the Nine Months Ended September 30, 2019

	For the Nine Months Ended September 30,
			Increase	% Increase
	2020	2019	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$700,578	$1,521,368	$(820,790)	(54.0)%
Rental income - hotels	3,045	16,700	(13,655)	(81.8)%
Rental income - net lease portfolio	291,387	193,809	97,578	50.3%
Total rental income	294,432	210,509	83,923	39.9%
FF&E reserve income	201	3,365	(3,164)	(94.0)%

Expenses:
Hotel operating expenses	492,906	1,076,011	(583,105)	(54.2)%
Other operating expenses	11,029	4,419	6,610	149.6%
Depreciation and amortization - hotels	199,955	200,533	(578)	(0.3)%
Depreciation and amortization - net lease portfolio	177,602	101,188	76,414	75.5%
Total depreciation and amortization	377,557	301,721	75,836	25.1%
General and administrative	37,621	36,906	715	1.9%
Loss on asset impairment	55,502	—	55,502	n/m
Gain (loss) on sale of real estate	(9,655)	159,535	(169,190)	(106.1)%
Gain on insurance settlement	62,386	—	62,386	n/m
Dividend income	—	1,752	(1,752)	(100.0)%
Unrealized gains (losses) on equity securities, net	4,409	(43,761)	48,170	(110.1)%
Interest income	283	1,774	(1,491)	(84.0)%
Interest expense	(223,679)	(151,742)	(71,937)	47.4%
Loss on early extinguishment of debt	(6,970)	(8,451)	1,481	(17.5)%
Income before income taxes and equity earnings of an investee	(152,630)	275,292	(427,922)	(155.4)%
Income tax expense	(16,706)	(1,266)	(15,440)	1,219.6%
Equity in earnings (losses) of an investee	(4,305)	617	(4,922)	(797.7)%
Net income (loss)	$(173,641)	$274,643	$(448,284)	(163.2)%

Weighted average shares outstanding (basic)	164,397	164,294	103	0.1%
Weighted average shares outstanding (diluted)	164,397	164,332	65	n/m

Net income (loss) per common share (basic and diluted)	$(1.06)	$1.67	$(2.73)	(163.5)%
References to changes in the income and expense categories below relate to the comparison of consolidated results for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.
Hotel operating revenues. The decrease in hotel operating revenues is a result of decreased revenues at certain of our managed hotels primarily as a result of lower occupancies resulting from the COVID-19 pandemic ($834,219), partially offset by the conversion of one hotel from a leased to a managed property ($13,429). Additional operating statistics of our hotels are included in the table on page 49.
Rental income - hotels. The decrease in rental income - hotels is primarily a result of the conversion of one hotel from a leased to managed property during the 2019 period ($9,336), amending the lease terms for 48 vacation units we leased at one hotel during 2020 ($3,001) and IHG’s default of the lease covering one hotel in San Juan, PR ($1,318). Rental income - hotels for the 2020 and 2019 periods includes $1,897 and $241, respectively, of adjustments to record rent on a straight-line basis.
Rental income - net lease portfolio. The increase in rental income - net lease portfolio is primarily a result of rents from properties we acquired pursuant to the SMTA Transaction ($96,382). We increased rental income by $1,599 and reduced rental income by $7,609 for the 2020 and 2019 periods, respectively, to record scheduled rent changes under certain leases, the deferred rent obligations payable to us under our TA leases and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks on a straight-line basis.
FF&E reserve income. The decrease in FF&E reserve income is the result of decreased sales and the suspension of FF&E reserve contributions for our one leased hotel in the 2020 period and the conversion of one hotel from a leased hotel to a managed property in the 2020 period.
Hotel operating expenses. The decrease in hotel operating expenses is a result of a decrease in occupancy at certain managed hotels primarily driven by the COVID-19 pandemic ($265,896), an increase in the amount of guaranty and security deposit utilization under certain of our hotel management agreements ($204,968), a decrease in wage and benefit costs, sales and marketing expenses and other operating costs at certain of our managed hotels ($119,405), a decrease in real estate taxes at certain of our hotels ($3,708) and a decrease in the amount of guaranty and security deposit replenishments under certain of our hotel management agreements ($3,910), partially offset by our hotel acquisitions since January 1, 2019 ($2,219), and the conversion of one hotel from a leased to managed property during the 2020 period ($12,563). Certain guarantees and security deposits which have been applied to past payment deficits may be replenished from a share of subsequent cash flows from the applicable hotel operations pursuant to the terms of the respective operating agreements. When our guarantees and our security deposits are replenished by cash flows from hotel operations, we reflect such replenishments in our condensed consolidated statements of comprehensive income as an increase to hotel operating expenses. As a result, hotel operating expenses were increased by $8,519 for the nine months ended September 30, 2019. There were no such replenishments for the nine months ended September 30, 2020. When our guarantees and security deposits are utilized to cover shortfalls of hotel cash flows from the minimum payments due to us, we reflect such utilizations in our condensed consolidated statements of comprehensive income as a decrease to hotel operating expenses. Hotel operating expenses were decreased by $222,134 and $21,775 during the nine months ended September 30, 2020 and 2019, respectively, as a result of such utilization.
Other operating expenses. The increase in other operating expenses is a result of operating expenses we pay at certain properties we acquired as part of the SMTA Transaction in September 2019.
Depreciation and amortization - hotels. The decrease in depreciation and amortization - hotels is a result of certain of our depreciable assets becoming fully depreciated since January 1, 2019 ($16,575), partially offset by depreciation and amortization of improvements acquired with funds from our FF&E reserves or directly funded by us since January 1, 2019 ($14,854) and our hotel acquisitions since January 1, 2019 ($1,143).
Depreciation and amortization - net lease portfolio. The increase in depreciation and amortization - net lease portfolio is a result of the depreciation and amortization of properties we acquired as part of the SMTA Transaction ($78,254) and the depreciation and amortization of net lease improvements we purchased since January 1, 2019 ($8,609), partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2019 ($10,449).
General and administrative. The increase in general and administrative costs is primarily due to an increase in professional service expenses, partially offset by lower business management fees in the 2020 period .
Loss on asset impairment. We recorded a $55,502 loss on asset impairment during the nine months ended September 30, 2020 to reduce the carrying value of 18 hotels and eight net lease properties to their estimated fair value.
Gain (loss) on sale of real estate. We recorded a $9,655 net loss on sale of real estate in the 2020 period in connection with the sales of 15 net lease properties and a $159,535 gain on sale of real estate during the nine months ended September 30, 2019 in connection with our sales of 20 travel centers.

Gain on insurance settlement. We recorded a $62,386 gain on insurance settlement during the nine months ended September 30, 2020 as a result of insurance proceeds received for our leased hotel in San Juan, PR related to Hurricane Maria. Under GAAP, we were required to increase the building basis of our San Juan hotel for the amount of the insurance proceeds.
Dividend income. Dividend income represents the dividends we received from our former investment in RMR Inc.
Unrealized gains (losses) on equity securities, net. Unrealized gains (losses) on equity securities, net represent the adjustment required to adjust the carrying value of our former investment in RMR Inc., which we sold in July 2019, and our investment in TA common shares, to their fair values as of September 30, 2020 and 2019.
Interest income. The decrease in interest income is due to lower average cash balances and lower interest rates during the 2020 period.
Interest expense. The increase in interest expense is due to higher average outstanding borrowings and weighted average interest rates in the 2020 period.
Loss on early extinguishment of debt. We recorded a $6,970 loss on early extinguishment of debt, net of unamortized discounts and deferred financing fees, related to our repurchase of $350,000 principal amount of our $400,000 of 4.25% senior notes due 2021. We recorded a $8,451 loss on early extinguishment of debt in the three months ended September 30, 2019 related to the termination of a term loan commitment we arranged in connection with the acquisition of a net lease portfolio.
Income tax expense. We recorded a $15,650 deferred tax liability as a result of the book value to tax basis difference related to the accounting of an insurance settlement in the nine months ended September 30, 2020. See Note 5 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding this insurance settlement.
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
As of September 30, 2020, 329 of our hotels (including one leased hotel) were included in six combination portfolio agreements; and all 329 hotels were managed by or leased to hotel operating companies. Our 804 net lease properties were leased to 183 tenants as of September 30, 2020. The costs of operating and maintaining our properties are generally paid by the hotel operators as agents for us or by our tenants for their own account. Our hotel operators derive their funding for property operating expenses and for returns and rents due to us generally from property operating revenues and, to the extent that these parties themselves fund our minimum returns and rents, from their separate resources. Our hotel operators include Marriott, IHG, Sonesta, Wyndham, Hyatt and Radisson. TA is our largest net lease tenant. No other net lease tenant represents more than 1% of our total annualized minimum returns or rents.
The COVID-19 pandemic has had a material and adverse effect on the lodging and service industries and our hotel managers’ and tenant’s businesses. Certain of our tenants’ businesses have been materially and adversely impacted by the COVID-19 pandemic, which may reduce their ability or willingness to pay us our minimum returns and rents, increase the likelihood they will default in paying us returns and rent and reduce the value of those properties.
We continue to carefully monitor the developments of the COVID-19 pandemic and its impact on our operators and tenants and our other stakeholders. As a result of the depressed activity at our hotels and expected losses, several of our hotel operators requested working capital advances from us to pay operating expenses. During the nine months ended September 30, 2020, we advanced an aggregate of $91,203 of working capital to certain of our hotel operators to cover projected operating losses. We advanced $37,000 to IHG, $30,000 to Marriott, $14,187 to Sonesta, $6,316 to Wyndham and $3,700 to Hyatt. Under certain of our hotel agreements, working capital advances are reimbursable to us from a share of future cash flows from the applicable hotel operations in excess of the minimum returns due to us and certain fees to the manager pursuant to the terms of the respective agreements. The amounts we have advanced to date may be insufficient to cover future losses and we may receive additional requests for working capital in the future.

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
We have exhausted the security deposits held under the IHG agreement covering 103 hotels and IHG has defaulted on its payment obligations. We sent notices of default and termination to IHG for failure to pay minimum returns and rents due to us of $36,776 for the third quarter of 2020 and that we will transfer the branding and management of 102 of the 103 IHG hotels to Sonesta on December 1, 2020.
We have exhausted both the security deposit and the limited guaranty under the Marriott agreement. Under the Marriott agreement, once the security deposit and guaranty have been depleted, Marriott is required to fund shortfalls up to 80% of the minimum returns due to us to avoid termination. We sent notices to Marriott terminating our agreement for its failure to cover the $23,952 cumulative shortfall between the payments we have received to date and 80% of the cumulative priority returns due to us for the nine months ended September 30, 2020. The effective date of the termination is January 31, 2021 and we currently plan to transfer to Sonesta the branding and management of the 98 hotels, to the extent not sold.
On February 27, 2020, we entered into a transaction agreement with Sonesta pursuant to which we and Sonesta restructured our existing business arrangements, as follows:
•we amended and restated our then existing Sonesta agreement, and our pooling agreement with Sonesta, which combines these management agreements with Sonesta for purposes of calculating gross revenues, payment of hotel operating expenses, payment of fees and distributions and minimum returns due to us, as further described below;
•we and Sonesta agreed to sell, rebrand or repurpose our 39 extended stay hotels then managed by Sonesta. Based on current market conditions, we have decided not pursue the sale of these 39 hotels at this time;
•the annual minimum returns due for the 14 full-service hotels that Sonesta continued to manage were reduced from $99,013 to $69,013;
•Sonesta issued to us a number of its shares of common stock representing approximately (but not more than) 34% of its outstanding shares of common stock (post-issuance) and we entered into a stockholders agreement with Sonesta, Adam Portnoy and the other stockholder of Sonesta and a registration rights agreement with Sonesta;
•we and Sonesta modified our then existing Sonesta agreement and pooling agreement so that up to 5% of the gross revenues of each of our 14 full-service hotels managed by Sonesta will be escrowed for future capital expenditures as FF&E reserves, subject to available cash flow after payment of the annual minimum returns due to us and working capital advances, if any, under our Sonesta agreement;
•we and Sonesta modified our then existing Sonesta agreement and pooling agreement so that (1) our termination rights under those agreements for our 14 full-service hotels managed by Sonesta are generally limited to performance and for “cause”, casualty and condemnation events, (2) a portfolio wide performance test now applies for determining whether the management agreement for any of our full service hotels managed by Sonesta may be terminated for performance reasons, and (3) the provisions included in our historical pooling agreement that allowed either us or Sonesta to require the marketing for sale of non-economic hotels were removed; and
•we and Sonesta extended the initial expiration date of the then existing management agreements for our full-service hotels located in Chicago, IL and Irvine, CA that are managed by Sonesta to expire in January 2037 to align with the initial expiration date for our other full-service hotels managed by Sonesta.

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
Between September 18, 2020 and October 1, 2020, Sonesta assumed management of four hotels previously managed by Wyndham. We entered into management agreements with Sonesta with respect to these four hotels on terms substantially consistent with our other applicable management agreements with Sonesta in effect after we restructured our business arrangement with Sonesta on February 27, 2020, except that the management agreements are scheduled to terminate on December 31, 2021, subject to automatic one-year extensions. The management agreements for these hotels have not been added to our pooling agreement with Sonesta.

As noted above, our management agreements with IHG for 103 of our hotels are scheduled to terminate effective November 30, 2020, and our management agreements with Marriott for 122 of our hotels are scheduled to terminate effective January 31, 2021. Management of 200 of these hotels, excluding hotels sold prior to the termination date, is expected to be transitioned to Sonesta. As we transition management of these hotels, we expect that we will enter management agreements with Sonesta on terms similar to those for the four hotels formerly managed by Wyndham that were transitioned to Sonesta management between September 18, 2020 and October 1, 2020, as further described above.

As of September 30, 2020, 17 of our hotels were operated under a management agreement with Wyndham. In September 2020, we amended the management agreement with Wyndham so that it will continue as the manager of these Wyndham branded hotels for a limited period. Under the amended terms of this agreement, we will pay Wyndham a management fee of 7% of hotel revenues, subject to certain minimums. In September 2020, we rebranded three hotels previously managed by Wyndham to Sonesta. On October 1, 2020, we rebranded one additional Wyndham hotel previously managed by Wyndham to Sonesta. We expect to sell 15 Wyndham branded hotels in the fourth quarter of 2020.

TA, our largest tenant, is current on all its rent obligations to us as of November 5, 2020. During the three months ended September 30, 2020, we collected 87.2% of rents from our other net lease tenants. In October 2020, we collected 87.4% of rents due to us from our other net lease tenants. We have entered into rent deferral agreements with 51 net lease retail tenants with leases requiring an aggregate of $53,413 of annual minimum rents. Generally these rent deferrals are for one to four months of rent and will be payable by the tenants over a 12 to 24 month period beginning in September 2020. As of November 5, 2020, we have deferred an aggregate of $13,437 of rent. We may receive additional similar requests in the future, and we may determine to grant additional relief in the future, which may vary from the type of relief we have granted to date, and could include more substantial relief, if we determine it prudent or appropriate to do so. In addition, if any of our tenants are unable to continue as going concerns as a result of the current economic conditions or otherwise, we will experience a reduction in rents received and we may be unable to find suitable replacement tenants for an extended period or at all and the terms of our leases with those replacement tenants may not be as favorable to us as the terms of our agreements with our existing tenants. Further, we do not know whether any of our tenants have qualified for, or will receive assistance from, the Coronavirus Aid, Relief and Economic Security Act or other government programs and, if they do, whether that assistance will be sufficient to enable them to pay rent to us. As a result of these uncertainties surrounding the COVID-19 pandemic and the duration and extent of the resulting economic downturn, we are unable to determine what the ultimate impact will be on our tenants and their ability and willingness to pay us rent and any additional impact this pandemic will have on our future cash flows.

We define coverage for each of our hotel operating agreements as total hotel property level revenues minus all hotel property level expenses and FF&E reserve escrows that are not subordinated to the hotel minimum returns or rents due to us divided by the hotel minimum returns or rents due to us. More detail regarding coverage, guarantees and other features of our hotel operating agreements is presented in the tables and related notes on pages 50 through 51.

We define net lease coverage as earnings before interest, taxes, depreciation, amortization and rent, or EBITDAR, divided by the annual minimum rent due to us weighted by the minimum rent of the property to total minimum rents of the net lease portfolio. EBITDAR amounts used to determine rent coverage are generally for the latest twelve month period reported based on the most recent operating information, if any, furnished by the tenant. Operating statements furnished by the tenant often are unaudited and, in certain cases, may not have been prepared in accordance with GAAP and are not independently verified by us. Tenants that do not report operating information are excluded from the coverage calculations. Coverage amounts include data for certain properties for periods prior to when we acquired them. In instances where we do not have financial information for the most recent quarter from our tenants, we have calculated an implied EBITDAR for the third quarter of 2020 using industry benchmark data to more accurately reflect the impact of COVID-19 on our tenants’ operations. We believe using only financial information from the earlier periods could be misleading as it would not reflect the negative impact those tenants experienced as a result of the COVID-19 pandemic. As a result, we believe using this industry benchmark data provides a more accurate estimated representation of recent operating results and coverage for those tenants. As of September 30, 2020, our net lease properties generated coverage of 2.12x.
Our Operating Liquidity and Capital Resources
Our principal sources of funds to meet operating and capital expenses, debt service obligations and distributions to our shareholders are minimum returns and rents from our hotels and net lease portfolio and borrowings under our revolving credit facility. We receive minimum returns and rents from our managers and tenants monthly. We may receive additional returns, percentage rents and our share of the operating profits of our managed hotels after payment of management fees and other deductions, if any, either monthly or quarterly, and these amounts are usually subject to annual reconciliations. We believe that these sources of funds will be sufficient to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders for the next twelve months and for the foreseeable future thereafter. Due to the economic uncertainty caused by the COVID-19 pandemic, we reduced our quarterly distribution to our shareholders beginning in the second quarter of 2020 to $0.01 per share and we expect our quarterly distribution to continue at that rate for the foreseeable future, subject to REIT tax requirements. Further, our managers and tenants may become further or increasingly unable or unwilling to pay minimum returns and rents to us when due as a result of current economic conditions and, as a result, our cash flows and net income could decline.
The following is a summary of our sources and uses of cash flows for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash and cash equivalents and restricted cash at the beginning of the period	$81,259	$76,003
Net cash provided by (used in):
Operating activities	65,524	432,530
Investing activities	(99,520)	(2,457,485)
Financing activities	38,714	2,019,461
Cash and cash equivalents and restricted cash at the end of the period	$85,977	$70,509
The decrease in cash flows provided by operating activities for the nine months ended September 30, 2020 as compared to the prior year period is primarily due to an increase in security deposit utilization in the 2020 period, lower returns earned from our hotel portfolio and higher interest expense in the 2020 period. The decrease in cash flows used in investing activities in the 2020 period is primarily due to a decrease in real estate acquisition and disposition activity in the 2020 period. The decrease in cash provided by financing activities for the nine months ended September 30, 2020 as compared to the prior year period is primarily due to a decrease in proceeds from the issuance of senior unsecured notes, offset by greater net payments under our revolving credit facility, our repurchase of $350,000 aggregate principal amount of senior unsecured notes and lower common share distributions compared to the 2019 period.
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

Our Investment and Financing Liquidity and Capital Resources
Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the nine months ended September 30, 2020, our hotel managers and tenants deposited $52,541 to these accounts and spent $127,837 from the FF&E reserve escrow accounts to renovate and refurbish our hotels. As of September 30, 2020, there was $38,130 on deposit in these escrow accounts, which was held directly by us and is reflected in our condensed consolidated balance sheets as restricted cash. As a result of the COVID-19 pandemic and the adverse impact on the lodging industry and our properties, we and certain of our hotel operators have agreed to temporarily suspend the required contribution to our FF&E reserves under certain of our agreements through as late as December 31, 2020 as further defined below. For more information, see Note 6 to our condensed consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q. As a result, less cash will be available to us to fund future capital improvements and we may be required to provide additional fundings that may have otherwise been available in escrowed FF&E reserves.
Our hotel operating agreements generally provide that, if necessary, we may provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. To the extent we make such additional fundings, our annual minimum returns or rents generally increase by a percentage of the amount we fund. During the nine months ended September 30, 2020, we funded $103,974 for capital improvements in excess of FF&E reserve fundings available from hotel operations to our hotels as follows:
•During the nine months ended September 30, 2020, we funded $50,415 for capital improvements to certain hotels under the Marriott agreement using cash on hand and borrowings under our revolving credit facility. Under the Marriott agreement, we have previously agreed to fund capital improvements of approximately $400,000 at certain hotels over a four-year period. We and Marriott have agreed to defer certain capital improvement projects previously scheduled for 2020 based on current market conditions. Also, we and Marriott agreed to suspend contributions to the FF&E reserve under the Marriott agreement through the end of 2020 effective March 1, 2020 as a result of current market conditions. We currently expect to fund $20,000 for capital improvements under this agreement during the last three months of 2020 using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the contractual minimum returns payable to us increase.
•We funded $3,900 for capital improvements to hotels under the IHG agreement during the nine months ended September 30, 2020. We currently do not expect to fund any capital improvements during the last three months of 2020. Effective March 1, 2020, we and IHG agreed to suspend contributions to the FF&E reserve under the IHG agreement for the remainder of 2020 as a result of current market conditions.
•Under our Sonesta agreement, FF&E deposits are required only if there are excess cash flows after our payment of minimum returns and reimbursement of owner or manager advances, if any. During the nine months ended September 30, 2020, we funded $48,119 for capital improvements to certain hotels included in our Sonesta agreement using cash on hand and borrowings under our revolving credit facility. We currently expect to fund $30,000 of capital improvements, including costs related to rebranding hotels, during the last three months of 2020 under this agreement using cash on hand or borrowings under our revolving credit facility. As we fund these improvements, the contractual minimum returns payable to us increase.
•We did not fund any capital improvements under our Hyatt agreement during the nine months ended September 30, 2020. We currently do not expect to fund any capital improvements under this agreement during the last three months of 2020.
•We did not fund any capital improvements under our Radisson agreement during the nine months ended September 30, 2020. We currently do not expect to fund any capital improvements under this agreement during the last three months of 2020. Also, effective April 1, 2020, we and Radisson agreed to suspend contributions to the FF&E reserve under our Radisson agreement through the remainder of 2020 as a result of market conditions.
•No FF&E escrow deposits are required under our Wyndham agreement. We are required to reimburse Wyndham for capital improvements to hotels in our Wyndham agreement. During the nine months ended September 30, 2020, we reimbursed $1,540 of capital improvements to certain hotels included in our Wyndham agreement using cash on hand.

Our net lease portfolio leases do not require FF&E escrow deposits. However, tenants under these leases are required to maintain the leased properties, including structural and non-structural components. Tenants under certain of our net lease portfolio leases, including TA, may request that we purchase qualifying capital improvements to the leased facilities in return for minimum rent increases or we may agree to provide allowances for tenant improvements upon execution of new leases or when renewing our existing leases. We funded $4,418 of capital improvements to properties under these lease provisions during the nine months ended September 30, 2020. Tenants are not obligated to request and we are not obligated to purchase any such improvements. As of September 30, 2020, we had $4,716 of unspent leasing-related obligations related to certain net lease tenants.
During the nine months ended September 30, 2020, we acquired three net lease properties with approximately 6,696 square feet in two states for an aggregate purchase price of $7,071, including acquisition related costs of $71 using cash on hand.
During the nine months ended September 30, 2020, we sold 15 net lease properties with approximately 1,148,411 square feet in 15 states for an aggregate sales price of $69,835, excluding closing costs. We used the net proceeds from these sales to repay amounts outstanding under our revolving credit facility. In October and November 2020, we sold three net lease properties with 82,623 square feet with a carrying value of $4,518 for an aggregate sales price of $4,900. We have also entered into an agreement to sell one net lease property with approximately 3,000 square feet with a carrying value of $778 as of September 30, 2020 for a sale price of $800. We currently expect the sale of the net lease property to be completed in the fourth quarter of 2020. We expect to use the net sales proceeds from any net lease properties sold to repay outstanding indebtedness.
In June 2020, we issued $800,000 aggregate principal amount of our 7.50% unsecured senior notes due 2025. The aggregate net proceeds from this offering were $788,222, after underwriting discounts and other offering expenses and were used to repay amounts outstanding under our revolving credit facility.
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
We have entered into an agreement to sell 24 Marriott branded hotels with 2,989 rooms in 10 states with an aggregate net carrying value of $140,798 for an aggregate purchase price of $153,000. We have entered agreements to sell 15 Wyndham branded hotels with 1,642 rooms with a net carrying value of $40,519 for an aggregate sales price of $65,000. We expect these sales to be completed in the fourth quarter of 2020. We expect to use the net sales proceeds from any hotels sold to repay outstanding indebtedness. The amount of annual minimum returns due from Marriott will be reduced by the amount allocated to the hotels, which was $31,359 as of September 30, 2020. The sales of these hotels are subject to various contingencies; accordingly, we cannot provide any assurance that it will sell any of these 40 hotels.
During the nine months ended September 30, 2020, we declared and paid regular quarterly distributions to common shareholders using cash on hand or borrowings under our revolving credit facility as follows:

Declaration Date	Record Date	Paid Date	Dividend Per Common Share	Total Distributions
January 16, 2020	January 27, 2020	February 20, 2020	$0.54	$88,863
March 30, 2020	April 21, 2020	May 21, 2020	$0.01	$1,646
July 16, 2020	July 27, 2020	August 20, 2020	$0.01	$1,646
			$0.56	$92,155
On October 15, 2020, we declared a regular quarterly distribution to common shareholders of record on October 26, 2020 of $0.01 per share, or $1,646. We expect to pay this amount on or about November 19, 2020.

In order to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $1,000,000 revolving credit facility and, until it was repaid on November 5, 2020, a $400,000 term loan which are governed by a credit agreement with a syndicate of institutional lenders. The maturity date of our revolving credit facility is July 15, 2022, and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to extend the maturity date of this facility for two additional six-month periods. We are required to pay interest at the rate of LIBOR plus a premium, which was 205 basis points per annum, subject to a LIBOR floor of 0.50%, at September 30, 2020, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 30 basis points per annum at September 30, 2020. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. As of September 30, 2020, the annual interest rate payable on borrowings under our revolving credit facility was 2.55%. As of September 30, 2020, we had $80,086 outstanding and $919,914 available to borrow under our revolving credit facility. As of November 6, 2020, we had $475,645 outstanding and $524,355 available to borrow under our revolving credit facility, subject to the minimum liquidity requirements under our credit agreement described below.
Our term loan, which was scheduled to mature on July 15, 2023, was prepayable without penalty at any time. We were required to pay interest on the amount outstanding under our term loan at the rate of LIBOR plus a premium, which was 225 basis points per annum, subject to a LIBOR floor of 0.50%, at September 30, 2020. The interest rate premium was subject to adjustment based upon changes to our credit ratings. As of September 30, 2020, the annual interest rate for the amount outstanding under our term loan was 2.75%. We repaid this term loan on November 5, 2020.
We and our lenders amended our credit agreement governing our $1,000,000  revolving credit facility and $400,000 term loan on May 8, 2020 and again on November 5, 2020. The May 2020 amendment provided a waiver of certain of the financial covenants under our credit agreement through March 31, 2021, or the Waiver Period, during which, subject to certain conditions, we continued to have access to undrawn amounts under the credit facility.
During the Waiver Period, and continuing thereafter until such time as we had demonstrated compliance with certain of our financial covenants as of June 30, 2021:
•we were required to maintain unrestricted liquidity (unrestricted cash or undrawn availability under our $1,000,000 revolving credit facility) of not less than $125,000;
•our interest rate premium over LIBOR under our revolving credit facility and term loan was increased by 50 basis points;
•our ability to pay distributions on our common shares was limited to amounts required to maintain our qualification for taxation as a REIT and to avoid the payment of certain income and excise taxes, and to pay a cash dividend of $0.01 per common share per quarter;
•we were subject to certain additional covenants, including additional restrictions on our ability to incur indebtedness (with exceptions for borrowings under our revolving credit facility and certain other categories of secured and unsecured indebtedness), and to acquire real property or make other investments (with exceptions for, among other things, certain categories of capital expenditures and costs, and certain share purchases);
•we were generally required to apply the net cash proceeds from the disposition of assets, capital markets transactions, debt refinancings or COVID-19 pandemic-related government stimulus programs to the repayment of outstanding loans under the credit agreement; and
•we pledged equity interests in certain of our property owning subsidiaries to secure our obligations under the credit agreement. These subsidiaries owned properties with $1,028,155 of undepreciated book value as of September 30, 2020.
As a result of the November 2020 amendment:
•all existing financial covenants have been waived through the New Waiver Period;
•we repaid our $400,000 term loan on November 5, 2020 using undrawn amounts under our revolving credit facility;
•we have pledged certain additional equity interests of subsidiaries owning properties. Following the closing of the amendment, we will provide first mortgage liens on 74 properties owned by the pledging subsidiaries with an undepreciated book value of $1,837,392 as of September 30, 2020 to secure our obligations under the credit agreement;

•we have the ability to fund up to $250,000 of capital expenditures per year and up to $50,000 of certain other investments per year as defined in the credit agreement;
•the interest rate premium over LIBOR under our revolving credit facility increased by 30 basis points;
•certain covenants and restrictions on distributions to common shareholders, share repurchases, incurring indebtedness, and acquiring real property (in each case subject to various exceptions), and the minimum liquidity requirement of $125,000 will remain in place during the New Waiver Period; and
•we are generally required to apply the net cash proceeds from the disposition of assets, capital markets transactions and debt refinancings to the repayment of outstanding loans under the credit agreement, and then to other debt maturities.
Our term debt maturities (other than our revolving credit facility and term loan) as of September 30, 2020 were as follows:

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
While we believe we will have access to various types of financings, including debt or equity, to fund our future acquisitions and to pay our debts and other obligations, we cannot be sure that we will be able to complete any debt or equity offerings or other types of financings or that our cost of any future public or private financings will not increase. Also, as noted above, we are limited in our ability to incur additional debt during the New Waiver Period pursuant to our credit agreement.

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
Off Balance Sheet Arrangements
As of September 30, 2020, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Debt Covenants
Our debt obligations at September 30, 2020 consisted of outstanding borrowings under our $1,000,000 revolving credit facility, our $400,000 term loan and $5,800,000 of publicly issued term debt. Our publicly issued term debt is governed by our indentures and related supplements. These indentures and related supplements and our credit agreement contain covenants that generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, and require us to maintain various financial ratios and our credit agreement restricts our ability to make distributions under certain circumstances. Our credit agreement and our unsecured senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business manager. As of September 30, 2020, we believe we were in compliance with all of the covenants under our indentures and their supplements and our credit agreement, subject to the waivers described above. As noted above, in response to current market conditions we and our lenders amended our credit agreement to provide waivers of certain covenants.
Senior Notes Indenture Covenants
We are in compliance with all of the financial covenants applicable to our senior unsecured notes. The following table summarizes the results of the financial tests required by the indentures and related supplements for our senior unsecured notes as of September 30, 2020:

	Actual Results	Covenant Requirement
Total debt / adjusted total assets	50.4%	Maximum of 60%
Secured debt / adjusted total assets	3.9%	Maximum of 40%
Consolidated income available for debt service / debt service	2.05x	Minimum of 1.50x
Total unencumbered assets / unsecured debt	197.2%	Minimum 150%
The above consolidated income available for debt service to debt service coverage ratio as of September 30, 2020 is based on results for the fourth quarter of 2019 and first, second and third quarters of 2020. This ratio was 2.86x as of year-end 2019, 2.87x as of March 31, 2020, 2.85x as of June 30, 2020 and, as noted above, was 2.05x as of September 30, 2020. We expect this ratio to continue to decline in 2020 as more quarters of historically weak operations resulting from the COVID-19 pandemic are reflected in the calculation. We expect the ratio could fall below the 1.5x requirement as of the end of the first quarter of 2021 and we will not be able to incur additional debt while the ratio is below this requirement.

Acceleration and Cross-Default
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
The following table presents summarized financial information for us and the subsidiary guarantors, on a combined basis after elimination of (i) intercompany transactions and balances among us and the subsidiary guarantors and (ii) equity in earnings from, and any investments in, any of our non-guarantor subsidiaries:

	As of September 30, 2020	As of December 31, 2019
Real estate properties, net(1)	$6,794,249	$7,200,561
Intercompany balances(2)	613,532	728,918
Other assets, net	829,160	644,768
Total assets	$8,236,941	$8,574,247
Indebtedness, net	$6,212,174	$6,062,547
Other liabilities	329,185	451,374
Total liabilities	$6,541,359	$6,513,921

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Revenues	$916,970	$2,284,612
Expenses	1,160,666	2,053,200
Net income (loss)	(243,696)	231,412
(1)Real estate properties, net as of September 30, 2020 and December 31, 2019, includes $205,240 and $249,620, respectively, of properties owned directly by us and not included in the assets of the subsidiary guarantors.
(2)Intercompany balances represent receivables from non-guarantor subsidiaries.
Management Agreements, Leases and Operating Statistics (dollar amounts in thousands)
As of September 30, 2020, we owned and managed a diverse portfolio of hotels and net lease properties across the United States and in Puerto Rico and Canada with 149 brands across 23 industries.
Hotel Portfolio
As of September 30, 2020, 329 of our hotels (including one leased hotel) were included in six portfolio agreements. As of September 30, 2020, our hotels were managed by or leased to separate affiliates of IHG, Marriott, Sonesta, Hyatt, Radisson and Wyndham under six agreements.
The tables and related notes below through page 49 summarize significant terms of our hotel lease and management agreements as of September 30, 2020. These tables also include statistics reported to us or derived from information reported to us by our hotel managers and tenant. These statistics include coverage of our minimum returns or minimum rents and occupancy, ADR and RevPAR for our hotel properties. We consider these statistics and the management agreement or lease security features also presented in the tables and related notes on the following pages to be important measures of our managers’ and tenant’s success in operating our hotel properties and their ability to continue to pay us. However, this third party reported information is not a direct measure of our financial performance and we have not independently verified the operating data.

Operating Agreement Reference Name	Number of Properties	Number of Rooms or Suites (Hotels)	Investment (1)	Annual Minimum Return/Rent (2)	Rent / Return Coverage (3)
					Three Months Ended		Twelve Months Ended
					September 30,		September 30,
					2020	2019	2020	2019
IHG (4)	103	17,154	$2,381,721	$216,551	0.13x	0.89x	0.31x	0.89x
Marriott (5)	122	17,085	1,891,334	194,613	0.02x	1.16x	0.24x	1.08x
Sonesta (6)	56	10,297	2,067,982	124,795	(0.30)x	0.55x	(0.18)x	0.59x
Hyatt (7)	22	2,724	301,942	22,037	0.01x	0.77x	0.18x	0.90x
Radisson (8)	9	1,939	289,139	20,442	(0.55)x	1.38x	(0.12)x	0.95x
Wyndham (9)	17	2,205	159,497	13,030	(0.30)x	0.70x	(0.24)x	0.48x
Total / Average Hotels	329	51,404	$7,091,615	$591,468	(0.04)x	0.90x	0.14x	0.87x
(1)Represents the historical cost of our hotel properties plus capital improvements funded by us less impairment write-downs, if any, and excludes capital improvements made from FF&E reserves funded from hotel operations which do not result in increases in hotel minimum returns or rents.
(2)Each of our hotel management agreements or leases provides for payment to us of an annual minimum return or rent, respectively. Certain of these minimum payment amounts are secured by full or limited guarantees or security deposits as more fully described below. In addition, certain of our hotel management agreements provide for payment to us of additional amounts to the extent of available cash flows as defined in the management agreement. Payments of these additional amounts are not guaranteed or secured by deposits. Annualized minimum rent amounts represent cash rent amounts due to us and exclude adjustments necessary to record rent on a straight-line basis.
(3)We define hotel coverage as combined total hotel property level revenues minus all hotel property level expenses and FF&E reserve escrows that are not subordinated to hotel minimum returns or rents due to us (which data is provided to us by our hotel managers or tenant), divided by the hotel minimum returns or rents due to us. Coverage amounts for the IHG agreement include data for periods prior to our ownership of certain hotel properties. Coverage amounts for our Sonesta agreement include data for five hotels prior to when they were managed by Sonesta.

(4)We lease 102 IHG branded hotels (20 Staybridge Suites®, 61 Candlewood Suites®, two InterContinental®, 11 Crowne Plaza®, three Holiday Inn® and five Kimpton® Hotels & Restaurants) in 30 states in the U.S., the District of Columbia and Ontario, Canada to one of our wholly owned taxable REIT subsidiaries, or TRSs. These 102 hotels are managed by subsidiaries of IHG under a combination management agreement. We lease one additional InterContinental® branded hotel in Puerto Rico to a subsidiary of IHG. The annual minimum return amount presented in the table above includes $7,908 of minimum rent related to the leased Puerto Rico hotel. The management agreement and the lease were scheduled to expire in 2036; IHG had two renewal options for 15 years each for all, but not less than all, of the hotels. The IHG agreement requires 5% of gross revenues from hotel operations be placed in an FF&E reserve. This requirement to fund FF&E reserves was waived through September 30, 2020. In addition to our minimum return, this management agreement provides for an annual additional return payment to us of $12,067 from the hotels' available cash flows after payment of hotel operating expenses, funding of the required FF&E reserve payment of our minimum return, working capital advances, payment of certain management fees and replenishment and expansion of the security deposit, if any. In addition, the agreement provides for payment to us of 50% of the hotels' available cash flows after payment to us of the annual additional return amount. These additional return amounts are not guaranteed or secured by the security deposit we held.
We sent notices of default and termination to IHG for failure to pay minimum returns and rents due to us of $36,776 for the third quarter of 2020 and that we will transfer the branding and management of 102 of the 103 hotels to Sonesta on December 1, 2020.
(5)We lease our 122 Marriott branded hotels (two full service Marriott®, 35 Residence Inn by Marriott®, 71 Courtyard by Marriott®, 12 TownePlace Suites by Marriott® and two SpringHill Suites by Marriott® hotels) in 31 states to certain of our TRSs. The hotels under the Marriott agreement are managed by subsidiaries of Marriott and require aggregate annual minimum returns of $194,613. The Marriott agreement was scheduled to expire in 2035 and Marriott had two renewal options for 10 years each for all, but not less than all, of the hotels. Our Marriott agreement requires 5.5% to 6.5% of gross revenues from hotel operations be placed in an FF&E reserve. As a result of current market conditions, we and Marriott have agreed to suspend contributions to the FF&E reserve under our Marriott agreement for the remainder of 2020. In addition to our minimum return, this agreement provides for payment to us of 60% of the hotels' available cash flows after payment of hotel operating expenses, funding of the required FF&E reserve, payment of our minimum return, payment of certain management fees, working capital advances and replenishment of the security deposit.
We sent notices to Marriott terminating our agreement for its failure to cover the $23,952 cumulative shortfall between the payments we have received to date and 80% of the cumulative priority returns due to us for the nine months ended September 30, 2020. The effective date of the termination is January 31, 2021 and we currently plan to transfer to Sonesta the branding and management of 98 of these hotels to the extent not sold.
(6)We lease our 56 Sonesta branded hotels (seven Royal Sonesta® Hotels, nine Sonesta Hotels & Resorts® and 40 Sonesta ES Suites® hotels) in 26 states to certain of our TRSs. 53 of these hotels are managed by Sonesta under a combination management agreement which expires in 2037; Sonesta has two renewal options for 15 years each for all, but not less than all, of these 53 hotels. Three hotels that were rebranded to Sonesta from Wyndham in September 2020 are operating under agreements that expire on December 31, 2021. On October 1, 2020, we rebranded one additional hotel previously managed by Wyndham to Sonesta.
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
(7)We lease our 22 Hyatt Place® branded hotels in 14 states to one of our TRSs. The hotels are managed by a subsidiary of Hyatt, under a combination management agreement that expires in 2030. Hyatt has two renewal options for 15 years each for all, but not less than all, of the hotels.
We have a limited guaranty of $50,000 under this agreement to cover payment shortfalls of our minimum return. As of September 30, 2020, the available Hyatt guaranty was $3,116. The guaranty is limited in amount but does not expire in time and may be replenished from a share of the hotels' available cash flows in excess of our minimum return and our working capital advances.
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
(8)We lease our nine Radisson branded hotels (four Radisson® Hotels & Resorts, four Country Inns & Suites® by Radisson and one Radisson Blu® hotel) in six states to one of our TRSs and these hotels are managed by a subsidiary of Radisson under a combination management agreement which expires in 2035 and Radisson has two 15-year renewal options for all, but not less than all, of the hotels.
We have a limited guaranty of $47,523 under this agreement to cover payment shortfalls of our minimum return. As of September 30, 2020, the available Radisson guaranty was $19,487. The guaranty is limited in amount but does not expire in time and may be replenished from a share of the hotels' available cash flows in excess of our minimum return and our working capital advances.
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
(9)As of September 30, 2020, 17 of our hotels were operated under a management agreement with Wyndham. In September 2020, we amended the management agreement with Wyndham so that it will continue as the manager of these Wyndham branded hotels for a limited time. Under the amended terms of this agreement, we will pay Wyndham a management fee of 7% of hotel revenues, subject to certain minimums. In September 2020, we rebranded three hotels previously managed by Wyndham to Sonesta. On October 1, 2020, we rebranded one additional Wyndham hotel previously managed by Wyndham to Sonesta. We expect to sell 15 Wyndham branded hotels in the fourth quarter of 2020.

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

	No. of Hotels	No. of Rooms / Suites	Three Months Ended September 30,				Nine Months Ended September 30,
			2020	2019	Change		2020	2019	Change
ADR
IHG (1)	103	17,154	$80.80	$122.03	(33.8%)		93.06	123.32	(24.5%)
Marriott	122	17,085	103.70	136.82	(24.2%)		120.67	138.67	(13.0%)
Sonesta (2)	56	10,297	99.04	138.47	(28.5%)		109.87	143.89	(23.6%)
Hyatt	22	2,724	86.36	105.76	(18.3%)		94.43	109.67	(13.9%)
Radisson	9	1,939	91.17	141.65	(35.6%)		112.01	136.66	(18.0%)
Wyndham	17	2,205	57.68	81.14	(28.9%)		64.63	80.14	(19.4%)
All Hotels Total / Average	329	51,404	$89.88	$128.33	(30.0%)		$103.30	$130.31	(20.7%)

OCCUPANCY
IHG (1)	103	17,154	54.8%	79.9%	(25.1)	pts	51.8%	77.7%	(25.9)	pts
Marriott	122	17,085	34.6%	75.7%	(41.1)	pts	35.7%	72.4%	(36.7)	pts
Sonesta (2)	56	10,297	42.8%	75.0%	(32.2)	pts	41.0%	70.7%	(29.7)	pts
Hyatt	22	2,724	47.1%	79.4%	(32.3)	pts	44.9%	78.9%	(34.0)	pts
Radisson	9	1,939	25.2%	79.5%	(54.3)	pts	30.5%	72.7%	(42.2)	pts
Wyndham	17	2,205	41.8%	69.7%	(27.9)	pts	41.7%	65.9%	(24.2)	pts
All Hotels Total / Average	329	51,404	43.6%	77.0%	(33.4)	pts	42.7%	73.9%	(31.2)	pts

RevPAR
IHG (1)	103	17,154	$44.28	$97.50	(54.6%)		48.21	95.82	(49.7%)
Marriott	122	17,085	35.88	103.57	(65.4%)		43.08	100.40	(57.1%)
Sonesta (2)	56	10,297	42.39	103.85	(59.2%)		45.05	101.73	(55.7%)
Hyatt	22	2,724	40.68	83.97	(51.6%)		42.40	86.53	(51.0%)
Radisson	9	1,939	22.97	112.61	(79.6%)		34.16	99.35	(65.6%)
Wyndham	17	2,205	24.11	56.55	(57.4%)		26.95	52.81	(49.0%)
All Hotels Total / Average	329	51,404	$39.19	$98.81	(60.3%)		$44.11	$96.30	(54.2%)
(1)Operating data includes data for certain hotels for periods prior to when we acquired them.
(2)Operating data includes data for five hotels for periods prior to when these were managed by Sonesta.
Net Lease Portfolio
As of September 30, 2020, our 804 net lease properties located in 42 states were leased to 183 tenants. These tenants operate in 22 distinct industries including travel centers, casual dining and quick service restaurants, movie theaters, health and fitness, automobile service and others. TA is our largest tenant and leases 179 travel centers under five master lease agreements that expire between 2029 and 2035 and require annual minimum rents of $246,110, which represents approximately 25.6% of our total minimum returns and rent as of September 30, 2020.
As of September 30, 2020, our net lease properties were 98.0% occupied and we had 14 properties available for lease. During the three months ended September 30, 2020 we entered into lease renewals for 496,756 rentable square feet at weighted (by rentable square feet) average rents that were 11.6% below prior rents for the same space. The weighted (by rentable square feet) average lease term for these leases was 13.6 years and leasing concessions and capital commitments were $4,897, or $9.86 per square foot. Also during the quarter ended September 30, 2020, we entered into new leases for an aggregate of 2,535 rentable square feet at weighted (by rentable square feet) average rents that were 34.7% above prior rents for the same space. The weighted (by rentable square feet) average lease term for these leases was six years and leasing concessions and capital commitments were $189,210, or $74.64 per square foot. During the nine months ended September 30, 2020 we entered into lease renewals for 1,063,320 rentable square feet at weighted (by rentable square feet) average rents that were 20.2% below prior rents for the same space. The weighted (by rentable square feet) average lease term for these leases was 13.2 years and leasing concessions and capital commitments were $12,398, or $11.66 per square foot. Also during the nine months ended September 30, 2020, we entered into new leases for an aggregate of 42,427 rentable square feet at weighted (by rentable square feet) average rents that were 1.40% above prior rents for the same space. The weighted (by rentable square feet) average lease term for these leases was six years and leasing concessions and capital commitments were $346, or $8.15 per square foot.

As of September 30, 2020, our net lease tenants operated across more than 129 brands. The following table identifies the top ten brands.

	Brand	No. of Buildings	Investment (1) (3)	Percent of Total Investment	Annualized Minimum Rent (2) (3)	Percent of Total Annualized Minimum Rent (2) (3)	Coverage (4)

1.	TravelCenters of America	134	$2,281,589	44.0%	$168,011	45.4%	1.94	x
2.	Petro Stopping Centers	45	1,021,226	19.7%	78,099	21.1%	1.53	x
3.	AMC Theatres	11	102,580	2.0%	8,702	2.4%	0.72	x
4.	The Great Escape	14	98,242	1.9%	7,140	1.9%	1.70	x
5.	Life Time Fitness	3	92,617	1.8%	5,770	1.6%	1.13	x
6.	Buehler's Fresh Foods	5	76,536	1.5%	5,143	1.4%	4.79	x
7.	Heartland Dental	59	61,120	1.2%	4,493	1.2%	3.00	x
8.	Pizza Hut	59	59,502	1.1%	4,310	1.2%	1.31	x
9.	Express Oil Change	23	49,724	1.0%	3,379	0.9%	3.99	x
10.	Flying J Travel Plaza	3	41,681	0.8%	3,151	0.9%	3.75	x
11.	Other (5)	448	1,297,122	25.0%	81,605	22.0%	3.00	x
	Total	804	$5,181,939	100.0%	$369,803	100.0%	2.12	x
(1)Represents historical cost of our properties plus capital improvements funded by us less impairment write-downs, if any.
(2)Each of our leases provides for payment to us of minimum rent. Certain of these minimum payment amounts are secured by full or limited guarantees. Annualized minimum rent amounts represent cash rent amounts due to us and exclude adjustments, if any, to record scheduled rent changes under certain of our leases, the deferred rent obligations payable to us under our leases with TA, and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks at our travel centers on a straight-line basis, or any reimbursement of expenses paid by us.
(3)As of September 30, 2020, we have six net lease properties with a carrying value of $6,735 and annual minimum rent of $536 classified as held for sale.
(4)See page 40 for our definition of coverage.
(5)Other includes 119 distinct brands with an average investment of $10,900 and average annual minimum rent of $686.
As of September 30, 2020, our top 10 net lease tenants based on annualized minimum rent are listed below.

	Tenant	Brand Affiliation	No. of Buildings	Investment (1) (2)	Percent of Total Investment	Annualized Minimum Rent (2) (3)	Percent of Total Annualized Minimum Rent	Coverage (4)

1.	TravelCenters of America	TravelCenters of America/ Petro Shopping Centers	179	$3,302,815	63.7%	$246,110	66.6%	1.81x	(5) (6)
2.	Universal Pool Co., Inc.	The Great Escape	14	98,242	1.9%	7,140	1.9%	1.70x
3.	Healthy Way of Life II, LLC	Life Time Fitness	3	92,617	1.8%	5,770	1.6%	1.13x	(5)
4.	Styx Acquisition, LLC	Buehler's Fresh Foods	5	76,536	1.5%	5,143	1.4%	4.79x	(5)
5.	Professional Resource Development, Inc.	Heartland Dental	59	61,120	1.2%	4,493	1.2%	3.00x
6.	Eastwynn Theatres, Inc.	AMC Theatres	5	41,771	0.8%	3,541	1.0%	0.32x
7.	Express Oil Change, L.L.C.	Express Oil Change	23	49,724	1.0%	3,379	0.9%	3.50x
8.	Pilot Travel Centers LLC	Flying J Travel Plaza	3	41,681	0.8%	3,151	0.9%	3.50x
9.	Automotive Remarketing Group, Inc.	Automotive Remarketing Group	6	34,314	0.7%	2,992	0.8%	4.85x
10.	American Multi-Cinema, Inc.	AMC Theatres	2	35,310	0.7%	2,866	0.8%	0.59x
	Subtotal, top 10		299	3,834,130	74.1%	284,585	77.1%	1.91x
11.	Other (7)	Various	505	1,347,809	25.9%	85,218	22.9%	2.83x
	Total		804	$5,181,939	100.0%	$369,803	100.0%	2.12x
(1)Represents historical cost of our net lease properties plus capital improvements funded by us less impairment write-downs, if any.
(2)Each of our leases provides for payment to us of minimum rent. Certain of these minimum payment amounts are secured by full or limited guarantees. Annualized minimum rent amounts represent cash rent amounts due to us and exclude adjustments, if any, to record scheduled rent changes under certain of our leases, the deferred rent obligations payable to us under our leases with TA, and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks at our travel centers on a straight-line basis, or any reimbursement of expenses paid by us.

(3)As of September 30, 2020, we have six net lease properties with an aggregate carrying value of $6,735 and annual minimum rent of $536 classified as held for sale.
(4)See page 40 for our definition of coverage.
(5)Leases subject to full or partial corporate guarantee.
(6)TA is our largest tenant. We lease 179 travel centers (134 under the TravelCenters of America brand and 45 under the Petro Stopping Centers brand) to a subsidiary of TA under master leases that expire in 2029, 2031, 2032, 2033 and 2035, respectively. TA has two renewal options for 15 years each for all of the travel centers. In addition to the payment of our minimum rent, the TA leases provide for payment to us of percentage rent based on increases in total non-fuel revenues over base levels (3% of non-fuel revenues above 2015 non-fuel revenues). These leases provide for payment of an additional half percent (0.5%) of non-fuel revenues above 2019 non-fuel base revenues. TA's remaining deferred rent obligation of $44,036 is being paid in quarterly installments of $4,404 through January 31, 2023.
(7)Other includes 173 tenants with an average investment of $7,791 and average annual minimum rent of $493.
As of September 30, 2020, our net lease tenants operated across 22 distinct industries within the service-oriented retail sector of the U.S. economy.

Industry	No. of Buildings	Investment (1) (2)	Percent of Total Investment	Annualized Minimum Rent (2) (3)	Percent of Total Annualized Minimum Rent	Coverage (4)

Travel Centers	182	$3,344,496	64.5%	$249,261	67.5%	1.83	x
Restaurants-Quick Service	248	317,833	6.1%	20,986	5.7%	2.31	x
Restaurants-Casual Dining	55	203,002	3.9%	11,763	3.2%	1.72	x
Movie Theaters	22	190,725	3.7%	11,783	3.2%	0.69	x
Health and Fitness	13	184,744	3.6%	11,511	3.1%	1.13	x
Grocery	19	129,219	2.5%	8,598	2.3%	4.60	x
Medical/Dental Office	71	118,098	2.3%	9,185	2.5%	3.18	x
Miscellaneous Retail	19	114,433	2.2%	8,892	2.4%	1.92	x
Automotive Parts and Service	63	96,496	1.9%	6,583	1.8%	3.33	x
Automotive Dealers	9	64,756	1.2%	5,118	1.4%	4.98	x
Entertainment	4	61,436	1.2%	2,435	0.7%	1.61	x
Educational Services	9	55,647	1.1%	4,135	1.1%	2.08	x
Sporting Goods	3	52,022	1.0%	3,489	0.9%	3.06	x
Home Furnishings	5	37,215	0.7%	2,854	0.8%	0.92	x
Miscellaneous Manufacturing	6	31,824	0.6%	2,245	0.6%	15.93	x
Building Materials	27	30,036	0.6%	2,523	0.7%	5.64	x
Car Washes	5	28,658	0.6%	2,086	0.6%	4.84	x
Drug Stores and Pharmacies	8	23,970	0.5%	1,646	0.4%	1.41	x
Legal Services	5	11,362	0.2%	1,019	0.3%	2.08	x
Apparel	1	11,027	0.2%	670	0.2%	3.14	x
General Merchandise	3	7,492	0.1%	541	0.1%	3.48	x
Dollar Stores	3	2,971	0.1%	186	0.1%	3.09	x
Other	10	25,905	0.5%	2,294	0.4%	4.33	x
Vacant	14	38,572	0.7%	—	—%	—
Total	804	$5,181,939	100.0%	$369,803	100.0%	2.12	x
(1)Represents historical cost of our net lease properties plus capital improvements funded by us less impairment write-downs, if any.
(2)As of September 30, 2020, we have six net lease properties with an aggregate carrying value of $6,735 and annual minimum rent of $536 classified as held for sale.
(3)Each of our leases provides for payment to us of minimum rent, respectively. Certain of these minimum payment amounts are secured by full or limited guarantees. Annualized minimum rent amounts represent cash rent amounts due to us and exclude adjustments, if any, to record scheduled rent changes under certain of our leases, the deferred rent obligations payable to us under our leases with TA, and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks at our travel centers on a straight-line basis, or any reimbursement of expenses paid by us.
(4)See page 40 for our definition of coverage.

As of September 30, 2020, lease expirations at our net lease properties by year are as follows.

Year(1)	Square Feet	Annualized Minimum Rent Expiring (2)	Percent of Total Annualized Minimum Rent Expiring	Cumulative % of Total Minimum Rent Expiring

2020	77,720	$1,798	0.5%	0.5%
2021	478,322	5,409	1.5%	2.0%
2022	564,526	7,448	2.0%	4.0%
2023	147,678	2,316	0.6%	4.6%
2024	692,937	10,048	2.7%	7.3%
2025	438,433	8,796	2.4%	9.7%
2026	869,520	9,917	2.7%	12.4%
2027	1,064,806	14,379	3.9%	16.3%
2028	555,109	9,597	2.6%	18.9%
2029	1,311,612	47,350	12.8%	31.7%
2030	184,368	3,987	1.1%	32.8%
2031	1,467,658	49,757	13.5%	46.3%
2032	1,233,445	50,689	13.7%	60.0%
2033	1,107,227	53,349	14.4%	74.4%
2034	134,640	4,523	1.2%	75.6%
2035	2,577,853	81,288	22.0%	97.6%
2036	320,792	5,306	1.4%	99.0%
2037	—	—	0.0%	99.0%
2038	10,183	416	0.1%	99.1%
2039	185,437	3,278	0.9%	100.0%
2040	1,739	152	0.0%	100.0%
Total	13,424,005	$369,803	100%
(1)The year of lease expiration is pursuant to contract terms.
(2)As of September 30, 2020, we have six net lease properties with an annual minimum rent of $536 classified as held for sale.
As of September 30, 2020, shown below is the list of our top ten states where our net lease properties were located. No other state represents more than 3% of our net lease annual minimum rents.

State	Square Feet	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent

Texas	1,205,393	$32,139	8.7%
Illinois	1,019,885	26,147	7.1%
Ohio	1,302,273	25,303	6.8%
California	399,045	21,758	5.9%
Georgia	597,248	19,230	5.2%
Indiana	637,239	18,035	4.9%
Pennsylvania	639,519	17,773	4.8%
Arizona	476,651	17,002	4.6%
Florida	538,130	16,013	4.3%
New Mexico	246,478	10,994	3.0%
Other	6,620,617	165,409	44.7%
	13,682,478	$369,803	100.0%

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
Non-GAAP Financial Measures
We present certain “non-GAAP financial measures” within the meaning of applicable SEC rules, including funds from operations, or FFO, and normalized funds from operations, or Normalized FFO. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income (loss) as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income (loss) as presented in our condensed consolidated statements of income. We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income (loss). We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, they may facilitate a comparison of our operating performance between periods and with other REITs.
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

Our calculations of FFO and Normalized FFO for the three and nine months ended September 30, 2020 and 2019 and reconciliations of net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to those amounts appear in the following table (amounts in thousands, except per share amounts).

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2020	2019	2020	2019
Net income (loss)		$(102,642)	$40,074	$(173,641)	$274,643
Add (Less):	Depreciation and amortization expense	122,204	103,160	377,557	301,721
	(Gain) loss on sale of real estate (1)	(109)	—	9,655	(159,535)
	Loss on asset impairment (2)	10,248	—	55,502	—
	Unrealized (gains) and losses on equity securities, net (3)	(5,606)	3,950	(4,409)	43,761
	Adjustments to reflect the entity's share of FFO attributable to an investee (4)	(900)	—	(461)	—
FFO		23,195	147,184	264,203	460,590
Add (less):	Loss on early extinguishment of debt (5)	—	8,451	6,970	8,451
	Gain on insurance settlement, net of tax (6)	—	—	(46,736)	—
Normalized FFO		$23,195	$155,635	$224,437	$469,041

	Weighted average shares outstanding (basic)	164,435	164,321	164,397	164,294
	Weighted average shares outstanding (diluted) (7)	164,435	164,348	164,397	164,332

Basic and diluted per common share amounts:
	Net income (loss)	$(0.62)	$0.24	$(1.06)	$1.67
	FFO	$0.14	$0.90	$1.61	$2.80
	Normalized FFO	$0.14	$0.95	$1.37	$2.85
	Distributions declared per share	$0.01	$0.54	$0.56	$1.61
(1)We recorded a $109 net gain on sale of real estate during the three months ended September 30, 2020 in connection with the sales of five net lease properties and a $9,655 net loss on sale of 15 net lease properties during the nine months ended September 30, 2020. We recorded a $159,535 gain on sale of real estate during the three months ended March 31, 2019 in connection with the sales of 20 travel centers.
(2)We recorded a $10,248 loss on asset impairment during the three months ended September 30, 2020 to reduce the carrying value of one hotel and two net lease properties to their estimated fair value. We recorded a $55,502 loss on asset impairment during the nine months ended September 30, 2020 to reduce the carrying value of 18 hotel properties and eight net lease properties to their estimated fair value.
(3)Unrealized gains and losses on equity securities, net represent the adjustment required to adjust the carrying value of our former investment in RMR Inc. and our investment in TA common shares to their fair values as of the end of the period. We sold our shares of RMR Inc. on July 1, 2019.
(4)Represents adjustments to reflect our proportionate share of FFO related to our equity investment in Sonesta.
(5)We recorded a $6,970 loss on early extinguishment of debt during the nine months ended September 30, 2020 related to our repurchase of $350,000 principal amount of our $400,000 of 4.25% senior notes due 2021 for an aggregate purchase price of $355,971, excluding accrued interest. We recorded a $8,451 loss on early extinguishment of debt in the three months ended September 30, 2019 related to the termination of a term loan commitment we arranged in connection with the acquisition of a net lease portfolio.
(6)We recorded a $62,386 gain on insurance settlement during the nine months ended September 30, 2020 for insurance proceeds received for its leased hotel in San Juan, PR related to Hurricane Maria. Under GAAP, we were required to increase the building basis of our San Juan hotel for the amount of the insurance proceeds. We also recorded a $15,650 deferred tax liability as a result of the book value to tax basis difference related to this accounting in the three months ended June 30, 2020.
(7)Represents weighted average common shares adjusted to reflect the potential dilution of unvested share awards.

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
Fixed Rate Debt
At September 30, 2020, our outstanding publicly tradable debt consisted of 13 issues of fixed rate, senior notes:

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
No principal repayments are due under these notes until maturity. Because these notes require interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are one percentage point higher than the rates shown above, our per annum interest cost would increase by approximately $58,000. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at September 30, 2020 and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point change in interest rates would change the fair value of those debt obligations by approximately $252,822.
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

Floating Rate Debt
At September 30, 2020, our floating rate debt consisted of $80,086 outstanding under our $1,000,000 revolving credit facility and our $400,000 term loan. The maturity date of our revolving credit facility is July 15, 2022, and subject to our meeting certain conditions, including our payment of an extension fee, we have an option to extend the stated maturity date of the facility for two additional six-month periods. No principal repayments are required under our revolving credit facility prior to maturity, and repayments may be made and redrawn subject to conditions at any time without penalty. As of September 30, 2020, no principal prepayments are required under our term loan prior to maturity and we can repay principal amounts outstanding under the term loan subject to conditions at any time without penalty, but after amounts outstanding under our term loan are repaid, amounts may not be redrawn. Borrowings under our revolving credit facility and term loan are in U.S. dollars and require annual interest to be paid at the rate of LIBOR plus premiums that are subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR, and to changes in our credit ratings. In addition, upon renewal or refinancing of our revolving credit facility or our term loan, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of this floating rate debt but would affect our operating results. The maturity date of our term loan was July 15, 2023; however, we repaid the term loan on November 5, 2020.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of September 30, 2020:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact (2)
At September 30, 2020	2.72%	$480,086	$13,058	$0.08
One percentage point increase	3.72%	$480,086	$17,859	$0.11
(1)Weighted average based on the interest rates and the respective outstanding borrowings as of September 30, 2020.
(2)Based on diluted weighted average common shares outstanding for the nine months ended September 30, 2020.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at September 30, 2020 if we were fully drawn on our revolving credit facility and our $400,000 term loan remained outstanding:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact (2)
At September 30, 2020	2.61%	$1,400,000	$36,540	$0.22
One percentage point increase	3.61%	$1,400,000	$50,540	$0.31
(1)Weighted average based on the interest rates and the respective outstanding borrowings (assuming fully drawn) as of September 30, 2020.
(2)Based on diluted weighted average common shares outstanding for the nine months ended September 30, 2020.
The foregoing tables show the impact of an immediate increase in floating interest rates as of September 30, 2020. If interest rates were to increase gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts under our revolving credit facility or other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.
LIBOR Phase Out
LIBOR is currently expected to be phased out in 2021. We are required to pay interest on borrowings under our credit facility at floating rates based on LIBOR. Future debt that we may incur may also require that we pay interest based upon LIBOR. We currently expect that the determination of interest under our credit agreement would be revised as provided under the agreement or amended as necessary to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR for similar types of loans. Despite our current expectations, we cannot be sure that, if LIBOR is phased out or transitioned, the changes to the determination of interest under our agreements would approximate the current calculation in accordance with LIBOR. We do not know what standard, if any, will replace LIBOR if it is phased out or transitioned.

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
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Warning Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Whenever we use words such as “believe,” “expect”, “anticipate,” “intend,” “plan,” “estimate,” “will,” “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including:
•The duration and severity of the economic downturn resulting from the COVID-19 pandemic and its impact on us and our operators and tenants,
•The implications of our termination of our IHG and Marriott agreements and our expectations about the ability of Sonesta to operate the hotels that may be transferred and rebranded to it from Wyndham, IHG and Marriott,
•Our expectations about our ability and the ability of our operators and tenants to operate throughout the COVID-19 pandemic and withstand the resulting economic downturn,
•The likelihood and extent to which our operators and tenants will be negatively impacted by the COVID-19 pandemic and its aftermath and their abilities and willingness to pay the contractual amounts of returns, rents or other obligations due to us,
•Our ability to maintain sufficient liquidity during the duration of the COVID-19 pandemic and resulting economic downturn,
•     Potential defaults on, or non-renewal of, leases by our tenants,
•     Decreased rental rates or increased vacancies,
•     Our sales and acquisitions of properties,
•     Our policies and plans regarding investments, financings and dispositions,
•     Our ability to pay interest on and principal of our debt,
•Our ability to pay distributions to our shareholders and to sustain the amount of such distributions,
•     Our ability to raise or appropriately balance the use of debt or equity capital,
•     Our intent to make improvements to certain of our properties and the success of our hotel renovations,
•     Our ability to engage and retain qualified managers and tenants for our hotels and net lease properties on satisfactory terms,
•     Our ability to diversify our sources of rents and returns that improve the security of our cash flows,
•     The future availability of borrowings under our revolving credit facility,
•     Our credit ratings,
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
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, FFO, Normalized FFO, cash flows, liquidity and prospects include, but are not limited to:
•The impact of conditions in the economy, including the COVID-19 pandemic and the resulting economic downturn, and the capital markets on us and our operators and tenants,
•Competition within the real estate, hotel, transportation and travel center and other industries in which our tenants operate, particularly in those markets in which our properties are located,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,
•Acts of terrorism, outbreaks of pandemics, including the COVID-19 pandemic, or other manmade or natural disasters beyond our control, and
•Actual and potential conflicts of interest with our related parties, including our Managing Trustees, TA, Sonesta, RMR LLC, and others affiliated with them.
For example:
•Our ability to make future distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our future earnings, the capital costs we incur to acquire and maintain our properties and our working capital requirements. We may be unable to pay our debt obligations or to increase or maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,
•We fully utilized the security deposit we held from IHG and IHG has defaulted on its payments to us. We fully utilized the security deposit we held and exhausted the $30.0 million limited guarantee to cover shortfalls in hotel cash flows available to pay the minimum returns due to us under the Marriott agreement. Under the Marriott agreement, if the security deposit and guaranty have been depleted, Marriott is required to fund shortfalls up to 80% of the minimum returns due to us to avoid termination. Marriott has not funded any of the required shortfalls in our minimum returns and we have terminated our Marriott agreement effective January 31, 2021. We expect to rebrand to Sonesta 102 of the 103 hotels under the IHG agreement and the 98 hotels, to the extent not sold, under the Marriott agreement. Transitioning hotels to another operator is disruptive to their operations and requires significant capital investments,
•We expect Sonesta to operate 257 of our 329 hotels, which constituted approximately 47.8% of our total historical real estate investments as of September 30, 2020, after we rebrand certain of our Wyndham, Marriott and IHG hotels to Sonesta in the fourth quarter of 2020 and the first quarter of 2021. Sonesta is a small privately held company with less resources and scale compared to Wyndham, IHG and Marriott. If Sonesta were to fail to provide quality services and amenities or to maintain a quality brand, our income from these properties may be adversely affected. There can be no assurance that Sonesta can operate the hotels rebranded from Wyndham, IHG and Marriott as effectively or for returns at levels that could otherwise be achieved by Wyndham, IHG or Marriott. Further, if we were required to replace Sonesta, we could experience significant disruptions in operations at the applicable properties, which could reduce our income and cash flows from, and the value of, those properties. We have no guarantee or security deposit under our Sonesta agreements. Accordingly, we may receive amounts from Sonesta that are less than the contractual minimum returns stated in our agreements with Sonesta or we may be requested to fund losses for our Sonesta hotels. Further, we own a 34% interest in Sonesta. If Sonesta experiences losses, or requires additional capital, Sonesta may request we fund our share through the contribution of additional capital.

•We cannot be sure of the future financial performance of our properties and whether such performance will cover our minimum returns and rents, or regarding our managers’, tenants’ or guarantors’ future actions or their abilities or willingness to pay minimum returns and rents owed to us. If other operators do not honor their obligations, we may seek to terminate our arrangements with them or other actions to enforce our rights,
•Statements about improving trends experienced during the course of the 2020 third quarter in the level of requests for rent deferments or other relief and improving hotel occupancies may imply that the positive trend may continue. However, COVID-19 infections have recently increased in large parts of the United States and the U.S. economy is experiencing continued challenges. These positive trends could reverse and further deteriorate as a result,
•We have recently renovated certain hotels and are currently renovating additional hotels. Operating results at our hotels may decline as a result of having rooms out of service or other disruptions during renovations. Also, while our funding of these capital projects will cause our contractual minimum returns to increase, the hotels’ operating results may not increase or may not increase to the extent that the minimum returns increase. Accordingly, coverage of our minimum returns at these hotels may remain depressed for an extended period,
•If general economic activity in the country declines, the operating results of certain of our properties may decline, the financial results of our managers and our tenants may suffer and these managers and tenants may be unable to pay our returns or rents. Also, depressed operating results from our properties for extended periods may result in the operators of some or all of our properties becoming unable or unwilling to meet their obligations or their guarantees and security deposits we hold may be exhausted,
•Hotel and other competitive forms of temporary lodging supply (for example, Airbnb) have been increasing and may affect our hotel operators’ ability to grow ADR and occupancy, and ADR and occupancy could decline due to increased competition which may cause our hotel operators to become unable to pay our returns or rents,
•If the current level of commercial activity in the country declines including as a result of the current economic downturn in response to the COVID-19 pandemic, if the price of diesel fuel increases significantly, if fuel conservation measures are increased, if freight business is directed away from trucking, if TA is unable to effectively compete or operate its business, if fuel efficiencies, the use of alternative fuels or transportation technologies reduce the demand for products and services TA sells or for various other reasons, TA may become unable to pay current and deferred rents due to us,
•Cash flows generated by certain tenant businesses may not be sufficient for a tenant to meet its obligations to us. Our tenants’ failures to successfully operate their businesses could materially and adversely affect us,
•Our ability to grow our business and increase our distributions depends in large part upon our ability to buy properties that generate returns or can be leased for rents which exceed our operating and capital costs. We may be unable to identify properties that we want to acquire and we may fail to reach agreement with the sellers and complete the purchases of any properties we do want to acquire. In addition, any properties we may acquire may not generate returns or rents which exceed our operating and capital costs,
•We believe that our portfolio agreements include diverse groups of properties. Our portfolio agreements may not increase the security of our cash flows or increase the likelihood our agreements will be renewed as we expect,
•We were in the process of marketing certain hotels for sale in order to reduce our leverage. Current market conditions have forced us to suspend efforts to sell certain of these properties. We may not complete the sales of any additional hotels we plan to sell, and we may determine to sell fewer, additional or other assets than those we may target for sale. Also, we may sell assets at prices that are less than we expect and less than their carrying values and we may incur losses on these sales or with respect to these assets, or may not ultimately use any proceeds we may receive to reduce debt leverage,

•At September 30, 2020, we had $47,847 of cash and cash equivalents, $919,914 available under our $1,000,000 revolving credit facility, guarantees covering some of our minimum returns and rents and executed on $74,735 of property sales and are under agreement to sell additional properties for an aggregate of $218,800. These statements may imply that we have sufficient working capital and liquidity to meet our obligations for the next twelve months. We used $400,000 of the availability under our revolving credit facility to repay our outstanding term loan on November 5, 2020. Certain tenants have requested and we have granted certain rent relief and these requests could increase. In addition, our managers and tenants may not be able to fund minimum returns and rents due to us from operating our properties or from other resources. In the past and currently, certain of our tenants and managers have in fact not paid the minimum amounts due to us from their operations of our leased or managed properties. Also, certain of the security deposits and guarantees we have to cover any such shortfalls are limited in amount and duration, and any security deposits we apply for such shortfalls do not result in additional cash flows to us. Our properties require, and we have agreed to provide, significant funding for capital improvements, renovations and other matters. Accordingly, we may not have sufficient working capital or liquidity,
•We may be unable to repay our debt obligations when they become due,
•We intend to conduct our business activities in a manner that will afford us reasonable access to capital for investment and financing activities. However, we may not succeed in this regard and we may not have reasonable access to capital, including due to the COVID-19 pandemic and the resulting economic downturn. If challenging market conditions, including due to the COVID-19 pandemic and the resulting economic downturn, last for a long period or worsen, our operators and tenants may experience liquidity constraints and as a result may be unable or unwilling to pay returns or rents to us and our ability to operate our business effectively may be challenged,
•Continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions. If our operating results and financial condition are significantly negatively impacted by the current economic conditions or otherwise, we may fail to satisfy covenants and conditions under our credit agreement or fail to satisfy our public debt covenants. We expect the ratio of income available from debt service to debt service coverage could fall below the 1.5x requirement under our public debt covenants in the first quarter of 2021. We will not be allowed to incur additional debt while this ratio is below 1.5x.
•Actual costs under our revolving credit facility or other floating rate debt will be higher than LIBOR plus a premium because of fees and expenses associated with such debt,
•The premiums used to determine the interest rate and facility fee payable on our revolving credit facility are based on our credit ratings. Changes in our credit ratings may cause the interest and fees we pay to increase,
•We have the option to extend the maturity date of our revolving credit facility upon payment of a fee and meeting other conditions; however, the applicable conditions may not be met,
•The business and property management agreements between us and RMR LLC have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms, and
•We believe that our relationships with our related parties, including RMR LLC, RMR Inc., TA, Sonesta and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize.
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

Part II Other Information
Item 1A. Risk Factors
Our business faces many risks, a number of which are described under the caption “Risk Factors” in our 2019 Annual Report. The COVID-19 pandemic may subject us to additional risks that are described below. The risks described in our 2019 Annual Report and below may not be the only risks we face. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our 2019 Annual Report or described below occurs, our business, financial condition or results of operations could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our 2019 Annual Report and below, and the information contained under the caption “Warning Concerning Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities.
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
In addition, some of our tenants at our net lease retail properties have had to close their businesses, and have experienced substantial declines in their businesses. Some of these tenants have sought rent relief from us and we expect these closures, declines and requests to continue or increase in the future. The travel centers operated by TA primarily provide goods and services to the trucking industry, and demand for trucking services in the United States generally reflects the amount of commercial activity in the U.S. economy. When the U.S. economy declines, demand for goods moved by trucks declines, and in turn demand for the products and services provided at our travel centers typically declines. Although TA has been recognized as providing services to essential businesses by various governmental authorities, there can be no assurance that such a designation will continue and that, if it does, it will enable TA to avoid adverse effects to its operations and business. TA has experienced declines in its business activity. If current economic conditions continue for a prolonged period or worsen, TA’s business may be materially and adversely affected by such continued and increasing decline in economic activities and movement of goods across the United States.
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
We cannot predict the extent and duration of the COVID-19 pandemic or the severity and duration of its economic impact, but we expect it will be substantial. Potential consequences of the current unprecedented measures taken in response to the spread of COVID-19 and current market disruptions and volatility affecting us include, but are not limited to:
•the current low market price of our common shares may continue for an indefinite period and could decline further;
•possible significant declines in the value of our properties;
•our inability to accurately or reliably value our portfolio;
•our inability to comply with financial covenants that could result in our defaulting under our debt agreements;

•our maintaining the current reduced rate of distributions on our common shares for an extended period of time or suspending our payment of distributions entirely;
•our failure to pay interest and principal when due under our outstanding debt, which may result in the acceleration of payment for our outstanding debt and our possible loss of our revolving credit facility;
•our inability to access debt and equity capital on attractive terms, or at all;
•further downgrades of our credit ratings by nationally recognized credit rating agencies;
•increased risk of default or bankruptcy of our managers or tenants;
•increased risk of our managers or tenants being unable to weather an extended cessation of normal economic activity and thereby impairing their ability to continue functioning as a going concern and to pay rent and returns to us;
•our inability to sell properties we may identify for sale due to a general decline in business activity and demand for real estate transactions and, as a result, our inability to reduce our leverage;
•our inability to make improvements to our properties due to a construction moratorium or decrease in available construction workers or construction activity, including required inspectors and governmental personnel for permitting and other requirements, and due to our need to maintain our liquidity;
•our managers’ and tenants’ inability to operate our businesses if the health of their respective management personnel and other employees is affected, particularly if a significant number of individuals are negatively impacted; and
•reduced economic demand resulting from mass employee layoffs or furloughs in response to governmental action taken to slow the spread of COVID-19, which could impact the continued viability of our managers and tenants and the demand for our hotels, travel centers and retail space.
Further, the extent and strength of any economic recovery after the COVID-19 ends or otherwise, are uncertain and subject to various factors and conditions. Our and our hotel managers’ and retail-based tenants’ businesses, operations and financial positions may continue to be negatively impacted after the COVID-19 pandemic abates and may remain at depressed levels as compared to prior to the outbreak of the COVID-19 pandemic and those conditions may continue for an extended period.
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
We have taken several actions in an attempt to address the operating and financial impact from the COVID-19 pandemic, including:
•we have received waivers of compliance with the financial covenants under our credit agreement to ensure we have access to undrawn amounts under such credit facility,
•we reduced our quarterly cash distributions on our common shares to $0.01 per share, a savings of $87.2 million per quarter compared to prior distribution levels,
•we raised $788.2 million of proceeds from the issuance of 7.5% unsecured senior notes due 2025,
•we repurchased $350.0 million principal amount of our $400.0 million of 4.25% senior notes due 2021,
•we raised $72.8 million in net proceeds from asset sales and have entered agreements to sell additional properties for a sales price of $218.8 million,
•we repaid our $400.0 million term loan using undrawn amounts under our revolving credit facility,
•we have prioritized our projected capital improvement spending to projects in progress, maintenance capital and contractual obligations,
•we have been in regular, frequent contact with our hotel managers to implement cost savings measures to minimize losses and preserve liquidity, including agreeing to the closures of certain hotels, the reduction of hotel operating staff and certain other measures, and

•we have communicated with many of our net lease retail tenants regarding their operation of our properties in the current challenging economic conditions, and we have provided deferrals of approximately $13.4 million of rent owed to us that are now required to be payable in installments beginning later this year.
There can be no assurance that these actions or others that we may take will be successful or that they will enable us to maintain sufficient liquidity and withstand the current economic challenges.
We reduced our quarterly rate of distribution on our common shares to $0.01 per share and future distributions may remain at this level for an indefinite period or be eliminated and the form of payment could change.
Beginning in the second quarter of 2020, we reduced our regular quarterly cash distributions rate on our common shares to $0.01 per share and we expect our quarterly distribution to continue at that rate during the New Waiver Period and possibly thereafter subject to REIT tax requirements. However:
•our ability to make or sustain the rate of distributions may continue to be adversely affected by the negative impact of the COVID-19 pandemic and its aftermath on our business, results of operations and liquidity;
•our making of distributions is subject to compliance with restrictions contained in our credit agreement, including being limited to amounts required to maintain our qualification for taxation as a REIT and $.01 per common share per quarter, and during the continuance of any event of default under our credit agreement, we may be limited or in some cases prohibited from making distributions to our shareholders; and
•the timing and amount of any distributions will be determined at the discretion of our Board of Trustees and will depend on various factors that our Board of Trustees deems relevant, including, but not limited to our FFO and Normalized FFO, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement and public debt covenants, the availability to us of debt and equity capital, our dividend yield, and to the dividend yield of other REITs, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations.
For these reasons, among others, our distribution rate may not increase for an indefinite period and could be eliminated.
In order to preserve liquidity, we may elect to pay distributions to our shareholders in part in a form other than cash, such as issuing additional common shares of ours to our shareholders, as permitted by the applicable tax rules.
We have exhausted the security deposits and guarantees that our two largest hotel operators have provided to us, which significantly reduces the security of our minimum returns and rents from our hotels, subjects our operating results to potentially significantly increased variability and has given rise to a fundamental altering of our business arrangements with our hotel operators.
We fully utilized the security deposits and exhausted the guarantees provided by IHG and Marriott, which represented 42.7% of our annual minimum returns and rents as of September 30, 2020. As a result the security of our minimum returns from our hotels has been significantly reduced and the variability of our operating results has been significantly increased. If our hotel operators are unwilling or unable to fund our minimum returns and rents, we may have the right to terminate our operating agreements with that operator and change the operator of the hotel. Our agreements with our hotel operators are generally pooled and provide for cross-defaults and termination rights on a portfolio basis. In that case, a default under one operating agreement, and that operator’s unwillingness or inability to fund shortfalls in our minimum returns or rents, may give rise to a termination of the operating arrangements for the entire portfolio of our hotels operated by that operator. As a result, our business arrangements with our hotel operators could fundamentally change and those changes may harm us, our business, our results of operations and financial condition. IHG has defaulted on its payment obligations to us and Marriott has not funded the shortfall between the payments we have received to date and 80% of the cumulative priority returns due to us. We have provided notices of default and termination of our agreements with IHG and Marriott. In addition, we do not know how our other hotel operators may address any shortfalls in our minimum returns or rents, particularly under the current economic conditions.

Sonesta’s expected management of a majority of our hotel portfolio may negatively impact the security of our returns and our results of operations.
We expect Sonesta to operate 257 of our 329 hotels which constituted approximately 47.8% of our total historical real estate investments as of September 30, 2020, after we rebrand certain of our Wyndham, Marriott and IHG hotels to Sonesta in the fourth quarter of 2020 and the first quarter of 2021. Larger more well-known brands have historically generated business based on brand loyalty, rewards programs, economies of scale and other differentiators that Sonesta may not have. If Sonesta were to fail to provide quality services and amenities or to maintain a quality brand, our income from these properties may be adversely affected. There can be no assurance that Sonesta will operate the hotels rebranded from Wyndham, IHG or Marriott as effectively or for returns at levels that could otherwise be achieved by Wyndham, IHG or Marriott. Further, if we were required to replace Sonesta, we could experience significant disruptions in operations at the applicable properties, which could reduce our income and cash flows from, and the value of, those properties. We have no guarantee or security deposit under our Sonesta agreement. Accordingly, we may receive amounts from Sonesta that are less than the contractual minimum returns stated in our agreements with Sonesta or we may be requested to fund losses for our Sonesta hotels. Further, we own a 34% interest in Sonesta. If Sonesta experiences losses, or requires additional capital, Sonesta may request we fund our share through the contribution of additional capital.
Our investment activities, other than maintenance and any urgent capital expenditures at our existing properties, have been significantly curtailed and we expect that to continue for an indefinite period.
We are not actively pursuing acquisitions at this time. We are prioritizing capital spending to conserve cash and liquidity. In addition, the waiver we obtained from our lenders for relief from compliance with certain financial covenants under our credit facility limits our ability to make acquisitions and capital expenditures through the New Waiver Period. As a result, we will be limited in pursuing investments, which may limit our ability to grow and to act upon opportunities we believe would benefit us. Further, to the extent we defer capital expenditures, we may be required to make increased capital expenditures in later periods as a result and some of the expenditures may be greater in scope and amount than they may have been if made sooner.
We expect that the sale of hotels and net lease properties that we previously announced an intention to sell will be delayed and could be changed or abandoned, and if we do not sell certain of those hotels by a certain agreed upon date, the manager of those hotels, or our management agreements with them, may change.
We expect that the sales of substantially all of our hotels and net lease properties that we had previously identified for sale will be delayed until later in 2020 or until 2021 as a result of current market conditions. However, any sales of these hotels or net lease properties may be delayed beyond 2021, they may not occur or, if they do occur, they may be sold at prices less than previously expected and we may realize losses from those hotels. Our ability to sell these hotels or net lease properties, and the sales prices may continue to be affected by the impact of the COVID-19 pandemic, and we may be unable to execute our strategy. In addition, if we do not sell or rebrand certain of these hotels by agreed upon dates, our current managers of those hotels may elect not to continue to manage those hotels or may require changes to our management agreements with them in order to agree to continue managing those hotels. For example, Wyndham currently manages 15 of our hotels and we and Wyndham have agreed to end our relationship. In addition, we and Marriott agreed to sell 33 of our hotels that Marriott currently manages for us by December 31, 2020. We currently have 24 Marriott hotels under agreement to sell. We expect 9 of the 33 Marriott hotels will not be sold and will be rebranded to Sonesta. We have 15 Wyndham hotels under agreement to sell. There can be no assurance we will complete any of these sales. If we do not sell or rebrand these hotels currently managed by Wyndham and Marriott we do not know whether these managers will continue to manage these hotels and, if so, on what terms. In addition, we previously announced our intention to sell 39 Sonesta branded hotels. Based on current market conditions, we expect to retain these 39 hotels for the foreseeable future.

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
The current economic conditions resulting from the COVID-19 pandemic have significantly negatively impacted our tenants’ and hotel managers’ businesses, operations and liquidity. Many of our tenants and certain of our hotel managers have requested relief from their obligations to pay rent and returns due to us. We have entered into rent deferral agreements with 51 net lease retail tenants with leases requiring an aggregate of $53.4 million of annual minimum rents. Generally these rent deferrals are for one to four months of rent and were payable by the tenants over a 12 to 24 month period beginning in September 2020. As of November 6, 2020, we have deferred an aggregate of $13.4 million of rent. We may receive additional similar requests in the future, and we may determine to grant additional relief in the future, which may vary from the type of relief we have granted to date, and could include more substantial relief, if we determine it prudent or appropriate to do so. In addition, if our tenants and hotel managers are unable to continue as going concerns as a result of the current economic conditions or otherwise, we will experience a reduction in rents and returns received and we may be unable to find suitable replacement tenants and hotel managers for an extended period or at all and the terms of our agreements with those replacement tenants and hotel managers may not be as favorable to us as the terms of our agreements with our existing tenants and hotel managers.
We may need additional waivers from our lenders in order to avoid defaulting under our credit agreement or public debt agreements and the terms of our current waivers under our credit agreement impose restrictions on our ability to pay distributions, make investments and certain capital improvements and any future waiver may impose similar or additional restrictions.
We have obtained waivers from the lenders under our credit agreement from compliance with its existing financial covenants. These waivers impose restrictions on our ability to pay distributions, other than as currently contemplated or to maintain our qualification for taxation as a REIT, make investments and make capital improvements. We may need to obtain an extension or additional waivers from our lenders or noteholders in the future in order to avoid failing to satisfy certain financial covenants under our debt agreements, but our lenders or noteholders are not required to grant any such waiver and may determine not to do so. If we fail to receive any required waiver, we may be in default under our credit agreement and the lenders could terminate the credit facility and require us to pay our then outstanding borrowings under our credit facility. Any future waiver we may obtain may impose similar or additional restrictions, which may limit our ability to pay or increase distributions to our shareholders, make investments that we believe we should make and could reduce our ability to pursue business opportunities, grow our business and improve our operating results. In addition, continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions. If our operating results and financial condition are significantly negatively impacted by the current economic conditions or otherwise, we may fail to satisfy covenants and conditions under our credit agreement or fail to satisfy our public debt covenants. We expect the ratio of income available from debt service to debt service coverage could fall below the 1.5x requirement under our public debt covenants in the first quarter of 2021. We will not be allowed to incur additional debt while this ratio is below 1.5x, which could materially and adversely impact our business, operations, financial results and liquidity.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended September 30, 2020:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2020	—	$—	$—	$—
August 2020	—	—	—	—
September 2020	38,156	7.40	—	—
Total	38,156	$7.40	$—	$—
(1)These common share withholdings and purchases were made to satisfy the tax withholding and payment obligations of certain of our officers and certain current and former officers and employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.

Item 5. Other Information
On November 5, 2020, we amended the credit agreement governing our $1.0 billion revolving credit facility and $400 million term loan. The amendment provides for a waiver of the existing financial covenants under our credit agreement through the New Waiver Period, during which, subject to certain conditions, we will continue to have access to undrawn amounts under the credit facility. As part of the amendment, we repaid in full our $400 million term loan using undrawn amounts under our revolving credit facility.
Pursuant to the amendment, the covenants contained in our credit agreement, including covenants that require us to maintain certain financial ratios, and their related definitions, were modified or waived through the New Waiver Period. The maturity date of the revolving credit facility remains unchanged by the amendment. The amended credit agreement provides that we can continue to access undrawn amounts under our revolving credit facility and that we can continue to repay and reborrow funds available under our revolving credit facility until maturity with no scheduled principal repayment being due until maturity; however, the requirement for us to maintain $125 million of unrestricted cash or undrawn availability under our $1.0 billion revolving credit facility during the New Waiver Period remains. The $1.0 billion maximum amount of our revolving credit facility remained unchanged by the amendment. We may not, during the New Waiver Period and until we demonstrate compliance with certain covenants, utilize the feature in our credit agreement pursuant to which maximum aggregate borrowings may be increased to up to $2.3 billion on a combined basis in certain circumstances.
The amended credit agreement provides for certain additional restrictions on us during the New Waiver Period. Subject to certain exceptions and without the prior written consent of the lenders, we continue to be generally restricted during the New Waiver Period from incurring additional debt or acquiring additional properties or other investments. Pursuant to the amended credit agreement, our ability to pay cash distributions to our shareholders remains limited during the New Waiver Period to amounts required to maintain our qualification for taxation as a REIT, to avoid the payment of income or excise taxes and to pay a dividend of $0.01 per share per quarter, and our capital expenditures are generally limited during the New Waiver Period to maintenance capital expenditures, contractual obligations, projects in process and certain other permitted amounts. The amended credit agreement also provides that, during the New Waiver Period, any cash proceeds we or our subsidiaries receive from the sale or disposition of any asset, any capital market transaction, any debt refinancing or a COVID-19 government stimulus program must be used first to repay outstanding amounts under the credit agreement, with additional restrictions on the use of any remaining amounts.
In addition, as a result of the amendment, the interest rate payable on borrowings under our revolving credit facility was increased from a rate of LIBOR plus a premium of 205 basis points per annum to a rate of LIBOR plus a premium of 235 basis points per annum, in each case subject to a LIBOR floor of 0.50%, and the facility fee remained unchanged at 25 basis points per annum on the total amount of lending commitments under this facility. The interest rate premium and the facility fee continue to be subject to adjustment based upon changes to our credit ratings.

In connection with the amendment to our credit agreement, we have pledged certain additional equity interests of subsidiaries owning properties. Following the closing of the amendment, we will provide first mortgage liens on 74 properties owned by the pledging subsidiaries with an undepreciated book value of $1,837,392 as of September 30, 2020 to secure our obligations under the credit agreement;
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
The foregoing descriptions of the amendment to our credit agreement and the supplement to our pledge agreement are not complete and are subject to and qualified in their entirety by reference to the copies of the third amendment to our credit agreement and supplement to our pledge agreement attached as Exhibits 10.7 and 10.8, respectively, to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Description
3.1
Composite Copy of Amended and Restated Declaration of Trust, dated as of August 21, 1995, as amended to date. (Incorporated by reference to the Company’s Post-Effective Amendment No. 2 to Registration Statement on Form S-3, filed on July 15, 2020, File No. 333-226944.)

3.2	Articles Supplementary to the Declaration of Trust of the Company, dated June 10, 2020. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 10, 2020.)
3.3	Amended and Restated Bylaws of the Company, adopted effective September 23, 2019. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 23, 2019.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.)
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

4.8	Indenture,dated as of February 3, 2016, between the Company and U.S. Bank National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 4, 2016.)
4.9
First Supplemental Indenture, dated as of February 3, 2016, between the Company and U.S. Bank National Association, relating to the Company’s 4.25% Senior Notes due 2021, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 4, 2016.)

4.10
Second Supplemental Indenture, dated as of February 3, 2016, between the Company and U.S. Bank National Association, relating to the Company’s 5.25% Senior Notes due 2026, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 4, 2016.)

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

Exhibit Number	Description
4.18
Supplemental Indenture, dated as of July 15, 2020, among the Company, Highway Ventures Properties Trust, HPTWN Properties Trust, HPT Suite Properties Trust, SVCN 2 LLC and U.S. Bank National Association, relating to the Company’s 7.50% Senior Notes due 2025. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.)

4.19
Supplemental Indenture, dated as of October 9, 2020, among the Company, Banner NewCo LLC, SVCN 3 LLC and U.S. Bank National Association, relating to the Company’s 7.50% Senior Notes due 2025. (Filed herewith.)

4.20
Registration Rights and Lock-Up Agreement, dated as of June 5, 2015, among the Company, ABP Trust (f/k/a Reit Management & Research Trust), Barry M. Portnoy and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2015.)

10.1	Form of Share Form of Share Award Agreement. (Filed herewith.) Agreement. (Filed herewith.)
10.2
Notice of Termination, dated as of October 6, 2020, by the Company to Marriott International, Inc., Marriott Hotel Services, Inc., Residence Inn by Marriott, LLC, Courtyard Management Corporation, SpringHill SMC, LLC, TownePlace Management, LLC and Essex House Condominium Corporation. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 8, 2020.)

10.3	Pledge Amendment, dated as of September 14, 2020, by Banner NewCo LLC. (Filed herewith.)
10.4	Pledged Interest Release Request Letter, dated as of September 14, 2020, between the Company and Wells Fargo Bank, National Association. (Filed herewith.)
10.5	Release of Certain Guarantors, dated as of October 1, 2020, by U.S. Bank National Association (Filed herewith.)
10.6
Representative Form of Management Agreement between Sonesta International Hotels Corporation and Cambridge TRS, Inc. (Conversion Hotels) (Filed herewith.) (Schedule of applicable agreements filed herewith.)

10.7
Third Amendment to Second Amended and Restated Credit Agreement, dated as of November 5, 2020, between the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions signatory thereto. (Filed herewith.)

10.8	Pledge Supplement No. 2, dated as of November 5, 2020, between the Company, Highway Ventures Borrower LLC, HPT SN Holding, Inc. and Wells Fargo Bank, National Association.(Filed herewith)
22.1	List of Subsidiary Guarantors. (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVICE PROPERTIES TRUST

/s/ John G. Murray
John G. Murray
President and Chief Executive Officer
Dated: November 09, 2020

/s/ Brian E. Donley
Brian E. Donley
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: November 09, 2020