Form 10-K
period 2020-12-31
Service Properties Trust
filed 2021-03-01
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
The aggregate market value of the voting common shares of beneficial interest, $.01 par value, or common shares, of the registrant held by non-affiliates was approximately $1.2 billion based on the $7.09 closing price per common share on The Nasdaq Stock Market LLC on June
30, 2020. For purposes of this calculation, an aggregate of 2,172,472 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant have been included in the number of common shares held by affiliates.
Number of the registrant’s common shares outstanding as of February 26, 2021: 164,823,833.
References in this Annual Report on Form 10-K to the Company, SVC, we, us or our include Service Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2020.

WARNING CONCERNING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Whenever we use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “will,” “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Annual Report on Form 10-K relate to various aspects of our business, including:
•The duration and severity of the economic downturn resulting from the COVID-19 pandemic and its impact on us and our managers and tenants, and our and their ability to operate throughout the pandemic and its aftermath,
•The implications of the terminations of our InterContinental Hotels Group, plc, or IHG, and Marriott International, Inc., or Marriott, agreements and our expectations about the ability of Sonesta Holdco Corporation and its subsidiaries, or Sonesta, to operate the hotels that have been or may be transferred and rebranded to it from IHG, Marriott, Wyndham Hotels & Resorts, Inc., or Wyndham, or Hyatt Hotels Corporation, or Hyatt,
•The likelihood and extent to which our managers and tenants will pay the contractual amounts of returns, rents or other obligations due to us,
•Our ability to maintain sufficient liquidity during the duration of the COVID-19 pandemic and resulting economic downturn,
•     Potential defaults on, or non-renewal of, leases by our tenants,
•     Decreased rental rates or increased vacancies,
•     Our sales and acquisitions of properties,
•     Our policies and plans regarding investments, financings and dispositions,
•     Our ability to pay interest on and principal of our debt,
•Our ability to pay distributions to our shareholders and to sustain the amount of such distributions,
•     Our ability to raise or appropriately balance the use of debt or equity capital,
•     Our intent to make improvements to certain of our properties,
•     Our ability to engage and retain qualified managers and tenants for our hotels and net lease properties on satisfactory terms,
•     Our ability to diversify our sources of rents and returns that improve the security of our cash flows,
•     The future availability of borrowings under our revolving credit facility,
•     Our credit ratings,
•     Our expectation that we benefit from our relationships with The RMR Group LLC, or RMR LLC, Sonesta and TravelCenters of America Inc., or TA,
•     Our qualification for taxation as a real estate investment trust, or REIT,
•     Changes in federal or state tax laws, and
•     Other matters.
i

Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, funds from operations, or FFO, Normalized FFO, cash flows, liquidity and prospects include, but are not limited to:
•The impact of conditions in the economy, including the COVID-19 pandemic and the resulting economic downturn, and the capital markets on us and our managers and tenants,
•Competition within the real estate, hotel, transportation and travel center and other industries in which our managers and tenants operate, particularly in those markets in which our properties are located,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,
•Acts of terrorism, outbreaks of pandemics, including the COVID-19 pandemic, or other manmade or natural disasters beyond our control, and
•Actual and potential conflicts of interest with our related parties, including our Managing Trustees, TA, Sonesta, RMR LLC and others affiliated with them.
For example:
•Our ability to make future distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our future earnings, the capital costs we incur to acquire and maintain our properties and our working capital requirements. We may be unable to pay our debt obligations or to increase or maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,
•We expect Sonesta to operate 256 of our 310 hotels after we rebrand certain additional Marriott hotels to Sonesta in the first quarter of 2021. Transitioning hotels to another operator is disruptive to the hotel’s operations and requires significant capital investments. Sonesta is a small privately held company with less resources and scale compared to IHG, Marriott, and Wyndham. If Sonesta were to fail to provide quality services and amenities or to maintain a quality brand, our income from these properties may be adversely affected. There can be no assurance that Sonesta can operate the hotels as effectively or for returns at levels that could otherwise be achieved by IHG, Marriott, and Wyndham. Further, if we were required to replace Sonesta, we could experience significant disruptions in operations at the applicable properties, which could reduce our income and cash flows from, and the value of, those properties. We have no guarantee or security deposit under our Sonesta agreements. Accordingly, the returns we receive from our hotels managed under our Sonesta agreements are dependent upon the financial results of those hotel operations and we may continue to receive amounts from Sonesta that are less than the contractual minimum returns stated in our agreements with Sonesta or we may be requested to fund operating losses for our Sonesta hotels. Further, we own an approximately 34% ownership interest in Sonesta. If Sonesta experiences losses, or requires additional capital, Sonesta may request we fund our share through the contribution of additional capital,

•We cannot be sure of the future financial performance of our properties, or regarding our managers’, tenants’ or guarantors’ future actions or their abilities or willingness to pay contracted amounts owed to us. If other operators or guarantors do not honor their obligations, we may seek to terminate our arrangements with them or other actions to enforce our rights,
•If general economic activity in the country declines, the operating results of certain of our properties may decline, the financial results of our managers and our tenants may suffer and these managers and tenants may be unable to pay our returns or rents. Also, depressed operating results from our properties for extended periods may result in the operators of some or all of our properties becoming unable or unwilling to meet their obligations,
•Hotel and other competitive forms of temporary lodging supply have been increasing and may affect our hotel operators’ ability to grow average daily rate, or ADR, and occupancy, and ADR and occupancy could decline due to increased competition which may cause our hotel operators to become unable to pay our returns or rents,

•If the current level of commercial activity in the country declines, including as a result of the current economic downturn, if the price of diesel fuel increases significantly, if fuel conservation measures are increased, if freight business is directed away from trucking, if TA is unable to effectively compete or operate its business, if fuel efficiencies, the use of alternative fuels or transportation technologies reduce the demand for products and services TA sells or for various other reasons, TA may become unable to pay current and deferred rents due to us,
•Our ability to grow our business and increase our distributions depends in large part upon our ability to buy properties that generate returns or can be leased for rents which exceed our operating and capital costs. We may be unable to identify properties that we want to acquire and we may fail to reach agreement with the sellers and complete the purchases of any properties we do want to acquire. In addition, any properties we may acquire may not generate returns or rents which exceed our operating and capital costs,
•We believe that our portfolio agreements include diverse groups of properties and that this diversity may improve operating results that might be realized from a more concentrated group of properties. However, our operator concentration with respect to our hotel operations has recently increased as a result of our transitioning of a majority of our hotels to Sonesta management, and our travel center properties continue to be concentrated with TA. As a result, our operating results may not improve,
•Current market conditions may cause the process of selling properties to continue to take longer than previously expected. We may not complete the sales of any properties we currently plan to sell, and we may determine to sell fewer properties. Also, we may sell assets at prices that are less than we expect and less than their carrying values and we may incur losses on these sales or with respect to these assets,
•Contingencies in our pending sale agreements may not be satisfied and any expected sales and any related management or lease arrangements we expect to enter may not occur, may be delayed or the terms of such transactions or arrangements may change,
•As of February 26, 2021, we had approximately $957.7 million of cash or cash equivalents. This statement may imply that we have sufficient working capital and liquidity to meet our obligations for the next twelve months. The amounts we receive from our operators may be insufficient to operate our business profitably. Certain tenants have requested and we have granted certain rent relief and these requests could increase. In addition, our managers and tenants may not be able to fund minimum returns and rents due to us from operating our properties or from other resources. In the past and currently, certain of our tenants and managers have in fact not paid the minimum amounts due to us from their operations of our leased or managed properties and we may be required to fund hotel operating losses and working capital for our hotels. Further, our properties require significant funding for capital improvements and other matters. Accordingly, we may not have sufficient working capital or liquidity,
•Continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions. If our operating results and financial condition continue to be significantly negatively impacted by the current economic conditions or otherwise, we may fail to satisfy covenants and conditions under our credit agreement or fail to satisfy our public debt covenants. We expect our ratio of income available from debt service to debt service could fall below the 1.5x requirement under our public debt covenants as of the end of the first quarter of 2021. We will not be allowed to incur additional debt while this ratio is below 1.5x. As a precautionary measure, we have fully drawn our $1.0 billion credit facility to maintain our financial flexibility. Our ability to incur debt may be limited for an extended period of time. We cannot be certain how long our ratio of income available for debt service to debt service may remain below 1.5x. If we cannot incur additional debt, we may be forced to raise additional sources of capital or take other measures to maintain adequate liquidity,
•We expect the borrowings under our revolving credit facility to strengthen our financial position; however, we may not obtain the financial flexibility we expect due to the ongoing COVID-19 pandemic or for other reasons. We can provide no assurance regarding the duration and severity of the economic downturn resulting from the COVID-19 pandemic and its impact on us and our operators,
•We may be unable to repay our debt obligations when they become due,
•We intend to conduct our business activities in a manner that will afford us reasonable access to capital for investment and financing activities. However, we may not succeed in this regard and we may not have reasonable access to capital, including due to the COVID-19 pandemic and the resulting economic downturn. If challenging market conditions, including due to the COVID-19 pandemic and the resulting economic downturn, last for a long period or worsen, our managers and tenants may experience liquidity constraints and as a result may be unable or unwilling to pay returns or rents to us and our ability to operate our business effectively may be challenged,

•We currently expect to fund $192.0 million of capital expenditures in 2021. The cost of capital projects may be greater than we anticipate and operating results at our hotels may decline as a result of having rooms out of service to complete such improvements,
•We may not successfully execute our intention to grow by acquisitions and our credit agreement currently restricts our ability to make acquisitions,
•Actual costs under our revolving credit facility or other floating rate debt will be higher than LIBOR plus a premium because of fees and expenses associated with such debt,
•The premiums used to determine the interest rate and facility fee payable on our revolving credit facility are based on our credit ratings. Changes in our credit ratings may cause the interest and fees we pay to increase,
•We have the option to extend the maturity date of our revolving credit facility upon payment of a fee and meeting other conditions; however, the applicable conditions may not be met,
•The business and property management agreements between us and RMR LLC have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms,
•We believe that our relationships with our related parties, including RMR LLC, The RMR Group Inc., or RMR Inc., TA, Sonesta and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize, and
•Two of our subsidiaries have initiated arbitration proceedings against Marriott and several of its subsidiaries after Marriott challenged the efficacy of the termination of our agreement with them. The results of arbitration proceedings are difficult to predict and we can provide no assurances regarding such results. Even if we are successful in such proceedings, the pendency and conduct of such proceedings may be expensive and distracting to our management, and could be disruptive to our operations.
Currently unexpected results could occur due to many different circumstances, some of which are beyond our control, such as pandemics, including the COVID-19 pandemic, acts of terrorism, natural disasters, changes in our managers’ or tenants’ revenues or expenses, changes in our managers’ or tenants’ financial conditions, the market demand for hotel rooms or the goods and services provided at our properties or changes in capital markets or the economy generally.
The information contained elsewhere in this Annual Report on Form 10-K or in our other filings with the Securities and Exchange Commission, or SEC, including under the caption “Risk Factors,” or incorporated herein or therein, identifies other important factors that could cause differences from our forward-looking statements. Our filings with the SEC are available on the SEC’s website at www.sec.gov.
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

SERVICE PROPERTIES TRUST
2020 FORM 10-K ANNUAL REPORT

v

PART I
Item 1. Business
The Company
We are a real estate investment trust, or REIT, formed in 1995 under the laws of the State of Maryland. As of December 31, 2020, we owned 310 hotels with 49,014 rooms or suites located in 39 states, Washington D.C., Ontario, Canada and San Juan, Puerto Rico and 799 service-oriented retail properties with 13,455,405 square feet located in 42 states. Our principal place of business is Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and our telephone number is (617) 964-8389.
Our principal internal growth strategy is to apply asset management strategies to aid our hotel operators in improving performance and operating income of our hotel properties. We actively manage our net lease portfolio by identifying asset recycling opportunities, monitoring the credit of our tenants and engaging in early lease renewal discussions. Our asset management teams also work closely with our operators to ensure our hotels and net lease properties are well maintained and that capital investments are well planned and executed efficiently in order to maximize the long term value of our properties.
Our external growth strategy is defined by our acquisition, disposition and financing policies as described below. Our investment, financing and disposition policies and business strategies are established by our Board of Trustees and may be changed by our Board of Trustees at any time without shareholder approval.
On September 20, 2019, we acquired a 767-property net lease portfolio located in 45 states from Spirit MTA REIT, a Maryland REIT (NYSE: SMTA), or SMTA, for an aggregate transaction value of $2.5 billion, or the SMTA Transaction. The portfolio consisted of 767 service-oriented retail properties net leased to tenants in 23 distinct industries and 163 brands that include quick service and casual dining restaurants, movie theaters, health and fitness centers, automotive parts and services, and other service-oriented and necessity-based industries.
Impact of COVID-19
In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic and, in response to the outbreak, the U.S. Health and Human Services Secretary declared a public health emergency in the United States and many states and municipalities declared public health emergencies. The virus that causes COVID-19 has continued to spread throughout the United States and the world. Various governmental and market responses attempting to contain and mitigate the spread of COVID-19 have negatively impacted, and continue to negatively impact, the U.S. and global economies. To varying degrees, states and municipalities across the United States have generally allowed most businesses to re-open and have generally eased restrictions they had previously implemented in response to the COVID-19 pandemic, often in stages that are phased in over time, although some states and municipalities recently have reimposed certain restrictions in response to increases in COVID-19 infections. Despite some improvements in economic data in the second half of 2020, the U.S. gross domestic product remains below pre-pandemic levels. It is unclear whether the increases in the number of COVID-19 infection outbreaks will continue and/or amplify in the United States or elsewhere or if the availability and distributions of vaccines will curtail infection rates and, if so, what the impact of that would be on human health and safety, the economy, our operators or our business.
Our business is focused on lodging and service retail properties, which have been some of the industries most severely and negatively impacted by the effects of the pandemic. These conditions have materially and adversely impacted our business, operations, financial results and liquidity. In particular, a variety of factors related to the COVID-19 pandemic have caused, and are expected to continue to cause, a decline in the lodging industry, including, but not limited to, (i) restrictions on travel and public gatherings imposed by governmental entities and employers, (ii) the closure of hotels, restaurants and other venues, (iii) the postponement or cancellation of industry conventions and conferences, and other demand drivers of our hotels, (iv) the closure of amusement parks, museums and other tourist attractions, (v) the closure or the switch to online classes by colleges and universities, and (vi) negative public perceptions of the safety of travel and public gatherings in light of the perceived risks associated with the COVID-19 pandemic. The reduced economic activity resulting from these factors has severely and negatively impacted our operations. As a result, our hotels have experienced a significant decline in occupancy, revenues and profitability.

We suspended operations at 19 hotels as a result of the COVID-19 pandemic and related declines in business activity (17 full-service hotels and two extended stay hotels) during March and April 2020. As of February 26, 2021, 17 of these 19 hotels have resumed operations. The remaining two hotels are currently expected to reopen in the second quarter of 2021. Hotel occupancies reached all-time lows during the second quarter of 2020 as a result of weak demand resulting from various forms of stay-at-home restrictions being enforced throughout the United States due to the COVID-19 pandemic. Hotel performance gradually improved in the second half of 2020 from the lows experienced in April 2020 as travel demand slowly recovered, but performance remains well below pre-pandemic levels. Average occupancy at our 310 hotels was 42.0% in 2020 compared to 73.0% in 2019.
We continue to work with our operators to mitigate the impact on our hotel operations as a result of general economic and industry conditions relating to the COVID-19 pandemic, including efforts to reduce operating expenses such as, but not limited to, staffing reductions and furloughs, utility consumption reductions, purchasing reductions and eliminations, service contract reductions and eliminations, food service and exercise facilities closures, and reduction and elimination of certain marketing expenditures. We have also agreed to suspend contributions of amounts which are escrowed as reserves established for the regular refurbishment of our hotels, or FF&E reserves, under certain of our agreements. These efforts to reduce operating expenses have been partially offset by additional expenses we and our hotel managers have incurred to change the operations and procedures at our hotels in response to the COVID-19 pandemic. Cleaning protocols, safety standards and other operational considerations have been modified that have resulted in, and which we expect will continue to result in, increased operating expenses and may require additional capital expenditures at our hotels.
As a result of the pandemic and the depressed activity at our hotels, we exhausted the security deposits and guarantees we held to cover shortfalls in hotel cash flows available to pay the minimum returns due to us under our InterContinental Hotels Group, plc, or IHG, Marriott International, Inc., or Marriott, and Hyatt Hotels Corporation, or Hyatt, agreements and we expect the remaining guarantee under our Radisson Hospitality Inc., or Radisson, agreement will be exhausted by the second quarter of 2021. We terminated our agreement with IHG covering 103 hotels for its failure to pay minimum returns and rents due to us upon exhausting the security deposit. We have terminated our agreement with Marriott covering 105 hotels as of December 31, 2020 for its failure to cover the cumulative shortfall between the payments we had received to date and 80% of the cumulative priority returns due to us. Hyatt has fully funded the limited guaranty it provided to us under its agreement for 22 hotels and has provided notice of its intent to terminate the agreement in April 2021. In February 2021, we transitioned the branding and management of 78 Marriott hotels to subsidiaries of Sonesta Holdco Corporation, or Sonesta, and we expect to transition the branding and management of 10 additional Marriott hotels to Sonesta in March 2021 under a management agreement that expires on December 31, 2021, subject to successive one year renewals unless terminated earlier. We are performing a strategic review of all the hotels in our portfolio and may determine to sell or repurpose some of these hotels in light of changing market conditions.
Our largest net lease tenant, TravelCenters of America Inc., or TA, is current on its rent obligations to us as of February 26, 2021. The travel centers operated by TA primarily provide goods and services to the trucking industry and demand for trucking services in the United States generally reflects the amount of commercial activity in the U.S. economy. When the U.S. economy declines, demand for goods moved by trucks declines, and in turn demand for the products and services provided at our travel centers typically declines. Although TA has been recognized as providing services to essential businesses by various governmental authorities, and as a result, all of our travel centers operated by TA are open and operating, TA has also experienced negative impacts from the COVID-19 pandemic, including closing most of its full service restaurants (more than half of which have reopened as of December 31, 2020), and implementing social distancing and other measures at its travel center stores. However, as a result of the recent increase in COVID-19 infections in several states, TA has closed or plans to re-close certain of its restaurants.
In addition, some of our other net lease retail tenants have experienced closures and substantial declines in their businesses as a result of the COVID-19 pandemic. Some of these tenants have sought rent relief from us and we expect these closures, declines and requests to continue in the future. For information regarding our net lease tenants and our assessment of collectability of outstanding rent amounts, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K.
We are continuing to closely monitor the impact of the COVID-19 pandemic on all aspects of our business, including:
•our operators and tenants and their ability to withstand the current economic conditions and continue to pay us returns and rents;
•our operations, liquidity and capital needs and resources;

•conducting financial modeling and sensitivity analyses;
•actively communicating with our operators and tenants and other key constituents and stakeholders in order to help assess market conditions, opportunities, best practices and mitigate risks and potential adverse impacts; and
•monitoring, with the assistance of counsel and other specialists, possible government relief funding sources and other programs that may be available to us or our managers and tenants to enable us and them to operate through the current economic conditions and enhance our managers’ and tenants’ ability to pay us returns and rents.
Despite the circumstances outlined above, we believe that our current financial resources and our expectations as to the future performance of the lodging industry and the industries in which our net lease retail tenants operate will enable us to withstand the COVID-19 pandemic and its aftermath. For further information regarding our financial resources and expectations, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Capital Resources” of this Annual Report on Form 10-K.
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
•the timing and process for COVID-19 vaccine distribution and the levels among which the general public participates in receiving the vaccine;
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
As a result of these uncertainties, we are unable to determine what the ultimate impact will be on our operations and our operators and other stakeholders’ businesses, operations, financial results and financial position. For further information and risks relating to the COVID-19 pandemic on us and our business, see Part I, Item 1A, Risk Factors, in this Annual Report on Form 10-K.
Hotel Portfolio
As of December 31, 2020, we owned 310 hotels with 49,014 rooms or suites located in 39 states, Washington D.C., Ontario, Canada and Puerto Rico. We believe the scale, geographic diversity, strategic locations and the variety of service levels of our hotels gives us a competitive advantage. Our hotel properties are typically located in urban or high density suburban locations in the vicinity of major demand generators such as large suburban office parks, urban centers, airports, medical or educational facilities or major tourist attractions.

The following table summarizes the brand affiliations, service level and chain scale of our hotels, as characterized by STR Inc., or STR, a data benchmark and analytics provider for the lodging industry, under which our hotels operate as of December 31, 2020:

Brand	Manager	Service Level	Chain Scale (1)	Number of Properties	Number of Rooms or Suites	Investment (in 000s) (2)
Royal Sonesta Hotels®	Sonesta	Full Service	Luxury	15	4,947	$1,632,669
Sonesta Hotels & Resorts®	Sonesta	Full Service	Upper Upscale	23	7,349	1,132,146
Sonesta ES Suites®	Sonesta	Extended Stay	Upscale	60	7,326	1,016,111
Courtyard by Marriott®	Marriott	Select Service	Upscale	62	9,115	933,621
Simply Suites	Sonesta	Extended Stay	Midscale	61	7,553	606,899
Residence Inn by Marriott®	Marriott	Extended Stay	Upscale	35	4,488	577,640
Hyatt Place®	Hyatt	Select Service	Upscale	22	2,724	301,942
Radisson® Hotels & Resorts	Radisson	Full Service	Upscale	5	1,149	159,707
Radisson Blu®	Radisson	Full Service	Upper Upscale	1	360	77,340
Marriott® Hotel	Marriott	Full Service	Upper Upscale	2	748	132,928
Crowne Plaza®	IHG	Full Service	Upscale	1	495	123,283
Sonesta Select	Sonesta	Select Service	Upscale	9	1,150	110,734
Country Inns & Suites® by Radisson	Radisson	Full Service	Upper Midscale	3	430	54,076
TownePlace Suites by Marriott®	Marriott	Extended Stay	Upper Midscale	4	487	50,579
SpringHill Suites by Marriott®	Marriott	Select Service	Upscale	2	263	26,995
Other (3)				5	430	25,078
Total Hotels				310	49,014	$6,961,748
(1)Chain scales are defined by STR. Chain scale segments are grouped primarily according to average room rates.
(2)Represents historical cost of our properties plus capital improvements funded by us less impairment write-downs, if any, and excludes capital improvements made from FF&E reserves funded from hotel operations that do not result in increases in minimum returns or rents.
(3)We have entered into an agreement to sell five hotels and we have entered a short-term lease of these properties with the buyer in anticipation of the sale.
Net Lease Portfolio
As of December 31, 2020, we owned 799 service-oriented retail properties with 13,455,405 square feet that are primarily subject to “triple net” leases, or leases where the tenant is generally responsible for the payment of operating expenses and capital expenditures of the property during the lease term. In general, our lease agreements include renewal terms, require the tenant to make rent payments to us and include future fixed rent increases, rent increases based on the consumer price index, or CPI, or percentage rent based on site level revenues. As of December 31, 2020, our net lease portfolio was occupied by 170 tenants with a weighted (by annual minimum rent) lease term of 10.9 years, operating under 127 brands in 23 distinct industries. The portfolio is leased to tenants that include travel centers, quick service and casual dining restaurants, movie theaters, health and fitness centers, grocery stores, automotive parts and services and other businesses in service-oriented and necessity-based industries across 42 states.
The following table summarizes the brand affiliation and industries under which our net lease properties operate as of December 31, 2020:

	Brand	Industry	No. of Buildings	Square Feet	Investment (in 000s) (1)

1.	TravelCenters of America	Travel Centers	134	3,720,693	$2,281,589
2.	Petro Stopping Centers	Travel Centers	45	1,470,004	1,021,226
3.	AMC Theatres	Movie Theaters	11	575,967	102,580
4.	The Great Escape	Miscellaneous Retail	14	542,666	98,242
5.	Life Time Fitness	Health and Fitness	3	420,335	92,617
6.	Buehler's Fresh Foods	Grocery	5	502,727	76,536
7.	Heartland Dental	Medical/Dental Office	59	234,274	61,120
8.	Pizza Hut	Restaurants-Quick Service	58	189,609	58,312
9.	Express Oil Change	Automotive Parts and Service	23	83,825	49,724
10.	Regal Cinemas	Movie Theaters	6	266,546	44,476
11.	Flying J Travel Plaza	Travel Centers	3	48,069	41,681
12.	Courthouse Athletic Club	Health and Fitness	4	193,659	39,688
13.	Fleet Farm	Sporting Goods	1	218,248	37,802
14.	Church's Chicken	Restaurants-Quick Service	45	59,523	35,995
15.	America's Auto Auction	Automotive Dealers	6	72,338	34,314
16.	Burger King	Restaurants-Quick Service	21	68,710	34,289
17.	Hardee's	Restaurants-Quick Service	19	62,792	31,844
18.	Martin's	Restaurants-Quick Service	16	81,909	31,144
19.	Creme de la Creme	Educational Services	4	81,929	29,131
20.	Mister Car Wash	Car Washes	5	41,456	28,658
21.	Popeye's Chicken & Biscuits	Restaurants-Quick Service	20	45,708	28,434
22.	United Supermarkets	Grocery	6	236,178	26,121
23.	Golden Corral	Restaurants-Casual Dining	6	60,185	25,816
24.	Pike Nursery	Miscellaneous Retail	5	56,065	16,192
25.	Mealey's Furniture	Home Furnishings	2	95,684	12,952
26.	Other (2)	Various	278	4,026,306	816,943
	Total		799	13,455,405	$5,157,426
(1)Represents historical cost of our properties plus capital improvements funded by us less impairment write-downs, if any, and excludes capital improvements made from FF&E reserves funded from hotel operations that do not result in increases in minimum returns or rents. Includes six net lease properties with an aggregate carrying value of $2.8 million that we have classified as held for sale.
(2)Consists of 102 distinct brands with an average investment of $2.9 million per building.
For more information about our hotel agreements and net lease portfolio, see Notes 5 and 9 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Principal Management Agreement or Lease Features
As of December 31, 2020, our 310 hotels were managed by subsidiaries of Sonesta, Marriott, Hyatt, Radisson and IHG and five additional hotels were short-term leased to a third party with whom we have entered into an agreement to sell the hotels. Our hotel operating agreements have initial terms expiring between 2021 and 2037. Each of these agreements is for between one and 168 of our hotels. The principal features of our hotel agreements are as follows:
•Minimum Returns. Our hotel management agreements have stated minimum return amounts designed to provide us a return on investment greater than our cost of capital. The minimum returns are generally subject to available cash flow and we are not assured we will receive them in full or at any level.
•Long Terms. Our hotel management agreements and leases generally have initial terms of 15 years or more. The weighted average term remaining for our hotel agreements (weighted by our investments as of December 31, 2020) is 10.2 years, without giving effect to any renewal options our managers and tenants may have. Our agreements with Sonesta for our recently rebranded hotels are on terms substantially consistent with our legacy management agreements, except that the management agreements for these rebranded hotels expire on December 31, 2021 and automatically renew for successive one-year terms unless terminated earlier. We entered these shorter term agreements to allow sufficient time to assess the capital needs or determine the highest and best use of the properties.
•Pooled Agreements. Most of our hotel properties are included in one of five portfolio agreements. Each agreement in the portfolio is subject to cross default provisions, such that a tenant’s or manager’s default under one of the agreements would trigger defaults of the other agreements in that portfolio.

•All or None Renewals. Generally, manager renewal options for each portfolio agreement of our hotel properties may only be exercised on an all or none basis and not for separate properties. Our agreement with Sonesta for hotels that we recently rebranded allows either party to terminate the agreement with respect to individual properties. See Note 5 to our consolidated financial statements in Part IV, Item 15 for more information on these agreements.
•Property Maintenance. Most of our hotel agreements require the deposit of 5% to 6.5% of annual gross hotel revenues into escrows to fund periodic renovations subject to available cash flow. In 2020, the deposit requirement under our agreements was temporarily suspended due to the COVID-19 pandemic. If no escrowed cash is available, we are required to fund capital expenditures. Generally, as we fund capital expenditures, the contractual minimum returns increase.
•Working capital. We are required to maintain working capital for each hotel and to fund the cost of certain operating supplies (for example, linen, china, glassware, silverware and uniforms). We also are responsible for funding hotel operations if at any time the funds available from working capital are insufficient to meet the financial requirements of the hotels. Generally, the working capital accounts which would otherwise be maintained by the operators for each of such hotels are maintained on a pooled basis, with operators being authorized to make withdrawals from such pooled account as otherwise contemplated with respect to working capital in accordance with the provisions of the management agreements.
•Management Fees. Base fees are generally between 3% to 5% of gross revenues, as defined in the agreements. Certain base and all incentive management fees under our hotel management agreements are subordinate to payment of annual minimum returns due to us. Our hotel managers have the ability to earn incentive management fees generally based on excess cash flows after payment of hotel operating expenses, payment of base management fees, funding of the required FF&E reserve, if any, payment of our minimum returns, reimbursement of certain advances and in certain instances, replenishment of the security deposit or guarantee.
Historically, our hotel management agreements included various terms intended to secure payments to us. Due to the adverse impact of the COVID-19 pandemic, the security features under our IHG, Marriott and Hyatt agreements were exhausted and we expect the remaining guarantee under our Radisson agreement will be exhausted by the end of the second quarter of 2021. In addition, we have no guarantee or security deposit under our agreements with Sonesta to which we transitioned most of these hotels and we do not expect to obtain any guarantee or security deposit from Sonesta in the future.
In general, our 799 net lease properties are subject to leases pursuant to which the tenants pay fixed annual rents on a monthly, quarterly or semi-annual basis, and also pay or reimburse us for all, or substantially all, property level operating and maintenance expenses, such as real estate taxes, insurance, utilities and repairs, including increases with respect thereto. Our net lease tenants are responsible to maintain the properties including structural and non-structural components. Certain of our net lease properties also have future rent increases included in the leases either at a fixed amount or based on changes in CPI. Certain of our lease agreements also require payment of percentage rent to us based on increases in certain gross property revenues over threshold amounts. Certain of our net lease properties, including all our TA properties, are subject to pooling agreements and include all or none renewal options.
TA is our largest tenant. As of December 31, 2020, we leased 179 travel centers to TA under five leases that expire between 2029 and 2035; 134 of our travel centers are operated under the TravelCenters of America®, or TA®, brand name and 45 are operated under the Petro Stopping Centers®, or Petro®, brand name. As of December 31, 2020, we have invested $2.3 billion in 134 TA® branded properties with 3,720,693 square feet and $1.0 billion in 45 Petro® branded properties with 1,470,004 square feet.
Substantially all our travel centers are full service sites located at or near an interstate highway exit and offer fuel and non-fuel products and services 24 hours per day, 365 days per year. Our typical travel center includes over 24 acres of land with parking for approximately 200 tractor trailers and approximately 100 cars; a full service restaurant and one or more quick service restaurants which are operated under nationally recognized brands; a truck repair facility and parts store; multiple diesel and gasoline fueling points, including diesel exhaust fluid at the diesel lanes; a travel store; a game room; a lounge and other amenities for professional truck drivers and motorists.

Investment and Operating Policies
Our investment objectives include increasing cash flows from operations from dependable and diverse sources in order to increase per-share distributions to our shareholders. To achieve these objectives, we seek to maintain a strong capital base of shareholders’ equity; invest in high quality properties operated by qualified operating companies; use moderate debt leverage to fund additional investments which increase cash flows from operations because of positive spreads between our cost of investment capital and investment yields; structure investments which generate a minimum return and provide an opportunity to participate in operating growth at our properties; when market conditions permit, refinance debt with additional equity or long term debt; and pursue diversification so that our cash flows from operations come from diverse properties and operators. Generally, we provide capital to owners and operators in service related industries who wish to expand their businesses or divest their properties while remaining in the service business.
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
Because we are a REIT, we generally may not operate our properties. We or our tenants have entered into arrangements for operation of our properties. Under the U.S. Internal Revenue Code of 1986, as amended, or the IRC, we may lease our hotels to one of our “taxable REIT subsidiaries,” as defined in Section 856(l) of the IRC, or TRSs, if the hotel is managed by a third party. As of December 31, 2020, 305 of our hotels were leased to our TRSs and managed by third parties. Any income realized by a TRS in excess of the rent paid to us by the subsidiary is subject to income tax at customary corporate rates. As and if the financial performance of the hotels operated for the account of our TRSs improves, these taxes may become material.
Acquisition Policies. We intend to pursue growth through the acquisition of additional properties; however, we are currently restricted under our credit agreement from making acquisitions. Generally, we prefer to purchase multiple properties in one transaction or individual properties that can be added to a pre-existing portfolio agreement because we believe a single management or lease agreement, cross default covenants and all or none renewal rights for multiple properties in diverse locations enhance the credit characteristics and the security of our investments. In implementing our acquisition strategy, we consider a range of factors relating to proposed property purchases including some or all of the following:
•Historical and projected cash flows;
•The competitive market environment and the current or potential market position of each property;
•The tax and regulatory circumstances of the market area in which the property is located;
•The availability of a qualified manager or lessee;
•The financial strength of the proposed manager or lessee;
•The property’s design, construction quality, physical condition and age and expected capital expenditures that may be needed to maintain the property or to enhance its operation;
•The size of the property;
•The location, type of property, market conditions and demographics of the area where it is located and surrounding demand generators;
•The estimated replacement cost, capital improvement requirements and proposed acquisition price of the property;
•Our weighted average long term cost of capital compared to projected returns we may realize by owning the property;
•The reputation of any operator with which the property is or may become affiliated;
•The amount and type of financial support available from the proposed manager or lessee;
•The level of services and amenities offered at the property;

•The proposed management agreement or lease terms;
•The brand under which the property operates or is expected to operate;
•The strategic fit of the property or investment with the rest of our portfolio and our own plans;
•The possibility that technological changes may affect the business operated at the property;
•Other possible uses of the property if the current use is no longer viable; and
•The existence of alternative sources, uses or needs for our capital and our debt leverage.
In determining the competitive position of a property, we examine the proximity and convenience of the property to its expected customer base, the number and characteristics of competitive properties within the property’s market area and the existence of barriers to entry for competitive properties within that market, including site availability and zoning restrictions. While we have historically focused on the acquisition of upscale limited service, extended stay and full service hotel properties, full service travel centers and necessity based retail properties, we consider acquisitions in all segments of the hospitality and necessity based retail industries. We expect most of our acquisition efforts will focus on hotel and net lease based properties; however, we may consider acquiring other types of properties, as well. An important part of our acquisition strategy is to identify and select or create qualified, experienced and financially stable operators.
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
Other Investments. We prefer wholly owned investments in fee interests. However, we may invest in leaseholds, joint ventures, mortgages and other real estate interests. We may invest or enter into real estate joint ventures if we conclude that we may benefit from the participation of co-venturers or that the opportunity to participate in the investment is contingent on the use of a joint venture structure. We may invest in participating, convertible or other types of mortgages if we conclude that we may benefit from the cash flows or appreciation in the value of the mortgaged property. Convertible mortgages are similar to equity participation because they permit lenders to either participate in increasing revenues from the property or convert some or all of that mortgage into equity ownership interests. At December 31, 2020, we owned no convertible mortgages or joint venture interests.
We have in the past considered, and may in the future consider, the possibility of entering into mergers or strategic combinations with other companies. Our principal goal of any such transactions will be to increase our cash flows from operations and to further diversify our revenue sources.
We own 8.1% of the outstanding common shares of TA and 34% of the outstanding common stock of Sonesta as of December 31, 2020. We may in the future acquire additional common shares of TA and Sonesta or securities of other entities, including entities engaged in real estate activities or we may sell these common shares. We may invest in the securities of other entities for the purpose of exercising control or otherwise, make loans to other persons or entities, engage in the sale of investments, offer securities in exchange for property or repurchase our securities.
We may not achieve some or all of our investment objectives.

Disposition Policies. We generally consider ourselves to be a long term owner of properties and are more interested in the long term earnings potential of our properties than selling properties for short term gains. However, we seek to strategically sell assets from time to time as part of managing our leverage, capital recycling, highest and best use analysis, or as part of long term financing of other acquisitions. During 2020, we sold 18 hotels with 2,046 rooms for an aggregate sales price of $85.8 million. We also sold 21 net lease properties with 1,375,483 square feet for an aggregate sales price of $88.4 million. Since September 2020, we have rebranded 193 hotels to Sonesta and expect to rebrand 10 more in the first quarter of 2021 on terms substantially consistent with our legacy management agreements, except that the management agreements for these rebranded hotels expire on December 31, 2021 and automatically renew for successive one-year terms unless terminated earlier. We are evaluating these hotels to determine if we should sell or repurpose any of the hotels. As of December 31, 2020, we had five hotels and six net lease properties with an aggregate carrying value of $13.5 million classified as held for sale. For more information on these disposition activities, please refer to Note 4 in our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K. We currently make decisions to dispose of properties based on factors including, but not limited to, the following:
•The property’s current and expected future performance;
•The competition and demand generators near the property;
•The proposed or expected sale price;
•The age and capital required to maintain the property;
•The strategic fit of the property with the rest of our portfolio and with our plans;
•The manager’s or tenant’s desire to operate or cease operation of the property;
•The remaining agreement term of the property, including the likelihood of a manager or tenant exercising any renewal options;
•Our intended use of the proceeds we may realize from the sale of a property;
•The existence of alternative sources, uses or needs for our capital and our debt leverage; and
•The tax implications to us and our shareholders of any proposed disposition.
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
We believe our capital structure provides us with financial flexibility and we have historically had access to capital markets. We may seek to obtain other lines of credit or to issue securities senior to our common shares, including preferred shares of beneficial interest and debt securities, either of which may be convertible into common shares or be accompanied by warrants to purchase common shares, or to engage in transactions which may involve a sale or other conveyance or contribution of hotel, net lease or other properties or assets to subsidiaries or to other affiliates or unaffiliated entities. We may finance acquisitions, in whole or in part, by among other possible means, exchanging properties, issuing additional common shares or other securities or assuming outstanding mortgage debt on the acquired properties. We may also place new mortgages on our existing properties as a means of financing. The proceeds from any of our financings may be used to pay distributions, to provide working capital, to refinance existing indebtedness or to finance acquisitions and expansions of existing or new properties, but our credit agreement currently requires such proceeds to be used to repay debt. For further information regarding our financing sources and activities, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Capital Resources” and Note 6 of our consolidated financial statements in this Annual Report on Form 10-K.

Although there are no limitations in our organizational documents on the amount of indebtedness we may incur, our $1.0 billion revolving credit facility and our unsecured senior notes indentures and their supplements contain financial covenants which, among other things, restrict our ability to incur indebtedness and require us to maintain certain financial ratios. We and our lenders amended our credit agreement governing our $1.0 billion revolving credit facility and $400.0 million term loan on May 8, 2020 and we and our lenders further amended our credit agreement governing our $1.0 billion revolving credit facility on November 5, 2020. As a result of the November 5, 2020 amendment, we secured a waiver of all then existing financial covenants under our credit agreement through July 15, 2022. Also, on November 5, 2020, we repaid our $400.0 million term loan due in July 2023. We pledged certain equity interests of subsidiaries owning properties and we are providing first mortgage liens on 74 properties owned by the pledging subsidiaries with an undepreciated book value of $1.8 billion as of December 31, 2020 to secure our obligations under the credit agreement. However, we may seek additional amendments to these covenants or seek replacement financings with less restrictive covenants. In the future, we may decide to seek changes in the financial covenants which currently restrict our debt leverage based upon then current economic conditions, the relative availability and costs of debt versus equity capital and our need for capital to take advantage of acquisition opportunities or otherwise. We are required to maintain the ratio of income available for debt service to debt service above 1.5x under our credit agreement and public debt covenants. This ratio was 1.56x and 2.86x as of December 31, 2020 and 2019, respectively. We expect this ratio to continue to decline in 2021 as more quarters of historically weak operations resulting from the COVID-19 pandemic are reflected in the calculation. We expect the ratio could fall below the 1.5x requirement as of the end of the first quarter of 2021 and we will not be able to incur additional debt while the ratio is below this requirement. In January 2021, we drew down $972.8 million under our revolving credit facility as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of continued uncertainty in the global markets resulting from the COVID-19 pandemic. As of February 26, 2021, we are fully drawn under our revolving credit facility. For further information regarding our financing sources and activities, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Capital Resources” and Note 6 of our consolidated financial statements in this Annual Report on Form 10-K.
Generally, we intend to manage our leverage in a way that may allow us to eventually regain “investment grade” ratings from nationally recognized statistical rating organizations; however, we cannot be sure that we will be able to regain our investment grade ratings.
Our Board of Trustees may change our financing policies at any time without a vote of, or notice to, our shareholders.
Other Information
Our Manager.  The RMR Group Inc., or RMR Inc., is a holding company and substantially all of its business is conducted by its majority owned subsidiary RMR LLC. Adam D. Portnoy, the Chair of our Board of Trustees and one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. John G. Murray, our other Managing Trustee and our President and Chief Executive Officer, also serves as an officer and employee of RMR LLC. Our day to day operations are conducted by RMR LLC. RMR LLC originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR LLC has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and its telephone number is (617) 796-8390. RMR LLC is an alternative asset management company that is focused on commercial real estate and related businesses. RMR LLC or its subsidiaries also acts as a manager to other publicly traded real estate companies, privately held real estate funds and real estate related operating businesses. As of the date of this Annual Report on Form 10-K, the executive officers of RMR LLC are: Adam Portnoy, President and Chief Executive Officer; Jennifer B. Clark, Executive Vice President, General Counsel and Secretary; Jennifer F. Francis, Executive Vice President; Matthew P. Jordan, Executive Vice President, Chief Financial Officer and Treasurer; John G. Murray, Executive Vice President and Jonathan M. Pertchik, Executive Vice President. Our Chief Financial Officer and Treasurer, Brian E. Donley, and our Chief Investment Officer and Vice President, Todd Hargreaves, are Vice Presidents of RMR LLC. Mr. Murray and other officers of RMR LLC also serve as officers of other companies to which RMR LLC or its subsidiaries provide management services.
Employees. We have no employees. Services which would otherwise be provided to us by employees are provided by RMR LLC and by our Managing Trustees and officers. As of December 31, 2020, RMR LLC has approximately 600 full time employees in its headquarters and regional offices located throughout the United States.

Competition. The hotel industry is highly competitive. Generally, our hotels are located in areas that include other hotels. Our hotels compete for customers based on brand affiliation, reputation, location, pricing, amenities and the ability to earn reward program points and other competitive factors. Increases in the number of hotels in a particular area could have a material adverse effect on the occupancy and daily room rates at our hotels located in that area. Agreements with the operators of our hotels sometimes restrict the right of each operator and its affiliates for periods of time to own, build, operate, franchise or manage other hotels of the same brand within various specified areas around our hotels. Under these agreements, neither the operators nor their affiliates are usually restricted from operating other brands of hotels in the market areas of any of our hotels, and after such period of time, the operators and their affiliates may also compete with our hotels by opening, managing or franchising additional hotels under the same brand name in direct competition with our hotels. We also face competition from alternative lodging options such as cruise ships, timeshares, vacation rentals, or home sharing services in our markets.
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
We have a large concentration of net lease properties in the travel center industry which is highly competitive. Although there are approximately 6,300 travel centers and truck stops in the U.S., we believe that large, long haul trucking fleets tend to purchase the large majority of their fuel at the travel centers and truck stops that are located at or near interstate highway exits. Long haul truck drivers can obtain fuel and non-fuel products and services from a variety of sources, including regional full service travel centers and fuel only truck stop chains, independently owned and operated truck stops, some large gas stations and trucking company terminals that provide fuel and services to their own trucking fleets. In addition, our travel centers compete with other truck repair and maintenance facilities, full and quick service restaurants and travel stores, and could face additional competition from state owned interstate highway rest areas, if they are commercialized. The largest competitors of TA’s travel centers are travel centers owned by Pilot Flying J Inc. and Love’s Travel Stops & Country Stores, which we believe, together with TA, represent a majority of the market for fuel sales to long haul trucking fleets. Competitive pressure from Pilot Flying J Inc. and Love’s Travel Stops & Country Stores, especially for large trucking fleets and long haul trucking fleets, could negatively impact TA’s ability to pay rents due to us.
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
Sustainability, Environmental and Climate Change Matters. In July 2020, our manager, RMR LLC, released its first annual Sustainability Report, which summarizes the environmental, social and governance initiatives RMR LLC and its client companies, including SVC, employ. RMR LLC’s Sustainability Report may be accessed on the RMR Inc. website at www.rmrgroup.com/corporate-sustainability/default.aspx. The information on or accessible through RMR Inc.’s website is not incorporated by reference into this Annual Report on Form 10-K.
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
Concerns about climate change have resulted in various treaties, laws and regulations that are intended to limit carbon emissions and address other environmental concerns. These and other laws may cause energy or other costs at our hotel and net lease properties to increase. We do not expect the direct impact of these increases to be material to our results of operations, because the increased costs either would be the responsibility of our tenants or managers directly or in the longer term, passed through and paid by customers of our properties. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties, which could materially and adversely affect our financial condition or the financial condition of our tenants or managers and their ability to pay rent or returns to us. For more information regarding climate change and other environmental matters and their possible adverse impact on us, see “Risk Factors—Risks Related to Our Business—Ownership of real estate is subject to environmental risks and liabilities,” “Risk Factors—Risks Related to Our Business—Ownership of real estate is subject to risks from adverse weather and climate events” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change” of this Annual Report on Form 10-K.
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
Insurance. We generally have insurance coverage for our properties and the operations conducted on them, including for casualty, liability, fire, flood, earthquake, extended coverage and rental or business interruption losses. Either we purchase the insurance ourselves and our managers or tenants are required to reimburse us, or our managers or tenants buy the insurance directly and are required to list us as an insured party.

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
Segment Information. As of December 31, 2020, we had two operating segments, hotel investments and net lease investments. For more information, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Material United States Federal Income Tax Considerations
The following summary of material United States federal income tax considerations is based on existing law and is limited to investors who own our shares as investment assets rather than as inventory or as property used in a trade or business. The summary does not discuss all of the particular tax considerations that might be relevant to you if you are subject to special rules under federal income tax law, for example if you are:
•a bank, insurance company or other financial institution;
•a regulated investment company or REIT;
•a subchapter S corporation;
•a broker, dealer or trader in securities or foreign currencies;
•a person who marks-to-market our shares for U.S. federal income tax purposes;
•a U.S. shareholder (as defined below) that has a functional currency other than the U.S. dollar;
•a person who acquires or owns our shares in connection with employment or other performance of services;
•a person subject to alternative minimum tax;
•a person who acquires or owns our shares as part of a straddle, hedging transaction, constructive sale transaction, constructive ownership transaction or conversion transaction, or as part of a “synthetic security” or other integrated financial transaction;
•a person who owns 10% or more (by vote or value, directly or constructively under the IRC of any class of our shares;
•a U.S. expatriate;
•a non-U.S. shareholder (as defined below) whose investment in our shares is effectively connected with the conduct of a trade or business in the United States;
•a nonresident alien individual present in the United States for 183 days or more during an applicable taxable year;
•a “qualified shareholder” (as defined in Section 897(k)(3)(A) of the IRC);

•a “qualified foreign pension fund” (as defined in Section 897(l)(2) of the IRC) or any entity wholly owned by one or more qualified foreign pension funds;
•a person subject to special tax accounting rules as a result of their use of applicable financial statements (within the meaning of Section 451(b)(3) of the IRC); or
•except as specifically described in the following summary, a trust, estate, tax-exempt entity or foreign person.
The sections of the IRC that govern the federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable IRC provisions, related rules and regulations, and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the U.S. Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot be sure that the IRS or a court will agree with all of the statements made in this summary. The IRS could, for example, take a different position from that described in this summary with respect to our acquisitions, operations, valuations, restructurings or other matters, which, if a court agreed, could result in significant tax liabilities for applicable parties. In addition, this summary is not exhaustive of all possible tax considerations and does not discuss any estate, gift, state, local or foreign tax considerations. For all these reasons, we urge you and any holder of or prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of the date of this Annual Report on Form 10-K. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.
Your federal income tax consequences generally will differ depending on whether or not you are a “U.S. shareholder.” For purposes of this summary, a “U.S. shareholder” is a beneficial owner of our shares that is:
•an individual who is a citizen or resident of the United States, including an alien individual who is a lawful permanent resident of the United States or meets the substantial presence residency test under the federal income tax laws;
•an entity treated as a corporation for federal income tax purposes that is created or organized in or under the laws of the United States, any state thereof or the District of Columbia;
•an estate the income of which is subject to federal income taxation regardless of its source; or
•a trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust, or, to the extent provided in Treasury regulations, a trust in existence on August 20, 1996 that has elected to be treated as a domestic trust;
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
As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally are included in our shareholders’ income as dividends to the extent of our available current or accumulated earnings and profits. Our dividends are not generally entitled to the preferential tax rates on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends or as qualified dividend income, all as explained below. In addition, for taxable years beginning before 2026 and pursuant to the deduction-without-outlay mechanism of Section 199A of the IRC, our noncorporate U.S. shareholders that meet specified holding period requirements are generally eligible for lower effective tax rates on our dividends that are not treated as capital gain dividends or as qualified dividend income. No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders. Distributions in excess of our current or accumulated earnings and profits generally are treated for federal income tax purposes as returns of capital to the extent of a recipient shareholder’s basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, of which there are none outstanding at this time, and thereafter to distributions made on our common shares. For all these purposes, our distributions include cash distributions, any in kind distributions of property that we might make, and deemed or constructive distributions resulting from capital market activities (such as some redemptions), as described below.
Our counsel, Sullivan & Worcester LLP, is of the opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 1995 through 2020 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel’s opinions are conditioned upon the assumption that our leases, our declaration of trust, and all other legal documents to which we have been or are a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us to our counsel as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a description or representation is inaccurate or incomplete, our counsel’s opinions may be adversely affected and may not be relied upon. The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, neither Sullivan & Worcester LLP nor we can be sure that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.
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
If we continue to qualify for taxation as a REIT and meet the tests described below, we generally will not pay federal income tax on amounts we distribute to our shareholders. However, even if we continue to qualify for taxation as a REIT, we may still be subject to federal tax in the following circumstances, as described below:
•We will be taxed at regular corporate income tax rates on any undistributed “real estate investment trust taxable income,” determined by including our undistributed ordinary income and net capital gains, if any.
•If we have net income from the disposition of “foreclosure property,” as described in Section 856(e) of the IRC, that is held primarily for sale to customers in the ordinary course of a trade or business or other nonqualifying income from foreclosure property, we will be subject to tax on this income at the highest regular corporate income tax rate.
•If we have net income from “prohibited transactions”—that is, dispositions at a gain of inventory or property held primarily for sale to customers in the ordinary course of a trade or business other than dispositions of foreclosure property and other than dispositions excepted by statutory safe harbors—we will be subject to tax on this income at a 100% rate.
•If we fail to satisfy the 75% gross income test or the 95% gross income test discussed below, due to reasonable cause and not due to willful neglect, but nonetheless maintain our qualification for taxation as a REIT because of specified cure provisions, we will be subject to tax at a 100% rate on the greater of the amount by which we fail the 75% gross income test or the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year.

•If we fail to satisfy any of the REIT asset tests described below (other than a de minimis failure of the 5% or 10% asset tests) due to reasonable cause and not due to willful neglect, but nonetheless maintain our qualification for taxation as a REIT because of specified cure provisions, we will be subject to a tax equal to the greater of $50,000 or the highest regular corporate income tax rate multiplied by the net income generated by the nonqualifying assets that caused us to fail the test.
•If we fail to satisfy any provision of the IRC that would result in our failure to qualify for taxation as a REIT (other than violations of the REIT gross income tests or violations of the REIT asset tests described below) due to reasonable cause and not due to willful neglect, we may retain our qualification for taxation as a REIT but will be subject to a penalty of $50,000 for each failure.
•If we fail to distribute for any calendar year at least the sum of 85% of our REIT ordinary income for that year, 95% of our REIT capital gain net income for that year and any undistributed taxable income from prior periods, we will be subject to a 4% nondeductible excise tax on the excess of the required distribution over the amounts actually distributed.
•If we acquire a REIT asset where our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of the asset in the hands of a C corporation, under specified circumstances we may be subject to federal income taxation on all or part of the built-in gain (calculated as of the date the property ceased being owned by the C corporation) on such asset. We generally do not expect to sell assets if doing so would result in the imposition of a material built-in gains tax liability; but if and when we do sell assets that may have associated built-in gains tax exposure, then we expect to make appropriate provision for the associated tax liabilities on our financial statements.
•If we acquire a corporation in a transaction where we succeed to its tax attributes, to preserve our qualification for taxation as a REIT we must generally distribute all of the C corporation earnings and profits inherited in that acquisition, if any, no later than the end of our taxable year in which the acquisition occurs. However, if we fail to do so, relief provisions would allow us to maintain our qualification for taxation as a REIT provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution.
•Our subsidiaries that are C corporations, including our TRSs, generally will be required to pay federal corporate income tax on their earnings, and a 100% tax may be imposed on any transaction between us and one of our TRSs that does not reflect arm’s length terms.
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
(6)that is not “closely held,” meaning that during the last half of each taxable year, not more than 50% in value of the outstanding shares are owned, directly or indirectly, by five or fewer “individuals” (as defined in the IRC to include specified tax-exempt entities); and
(7)that meets other tests regarding the nature of its income and assets and the amount of its distributions, all as described below.
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
Subsidiary REITs. We may in the future form or acquire an entity that is intended to qualify for taxation as a REIT, and we expect that any such subsidiary would so qualify at all times during which we intend for its REIT election to remain in effect. When a subsidiary qualifies for taxation as a REIT separate and apart from its REIT parent, the subsidiary’s shares are qualifying real estate assets for purposes of the REIT parent’s 75% asset test described below. However, failure of the subsidiary to separately satisfy the various REIT qualification requirements described in this summary or that are otherwise applicable (and failure to qualify for the applicable relief provisions) would generally result in (a) the subsidiary being subject to regular U.S. corporate income tax, as described above, and (b) the REIT parent’s ownership in the subsidiary (i) ceasing to be qualifying real estate assets for purposes of the 75% asset test, (ii) becoming subject to the 5% asset test, the 10% vote test and the 10% value test generally applicable to a REIT’s ownership in corporations other than REITs and TRSs, and (iii) thereby jeopardizing the REIT parent’s own REIT qualification and taxation on account of the subsidiary’s failure cascading up to the REIT parent, all as described below under the heading “—Asset Tests”. We may make protective TRS elections with respect to any subsidiary REIT that we form or acquire and may implement other protective arrangements intended to avoid a cascading REIT failure if any of our intended subsidiary REITs were not to qualify for taxation as a REIT, but we cannot be sure that such protective elections and other arrangements will be effective to avoid or mitigate the resulting adverse consequences to us.
Taxable REIT Subsidiaries. As a REIT, we are permitted to own any or all of the securities of a TRS, provided that no more than 20% of the total value of our assets, at the close of each quarter, is comprised of our investments in the stock or other securities of our TRSs. Very generally, a TRS is a subsidiary corporation other than a REIT in which a REIT directly or indirectly holds stock and that has made a joint election with its affiliated REIT to be treated as a TRS. A TRS is taxed as a regular C corporation, separate and apart from its affiliated REIT. Our ownership of stock and other securities in our TRSs is exempt from the 5% asset test, the 10% vote test and the 10% value test discussed below. Among other requirements, a TRS of ours must:
(1)not directly or indirectly operate or manage a lodging facility or a health care facility; and
(2)not directly or indirectly provide to any person, under a franchise, license or otherwise, rights to any brand name under which any lodging facility or health care facility is operated, except that in limited circumstances a subfranchise, sublicense or similar right can be granted to an independent contractor to operate or manage a lodging facility or a health care facility.
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
In order to qualify as “rents from real property” within the meaning of Section 856(d) of the IRC, several requirements must be met:
•The amount of rent received generally must not be based on the income or profits of any person, but may be based on a fixed percentage or percentages of receipts or sales.
•Rents generally do not qualify if the REIT owns 10% or more by vote or value of stock of the tenant (or 10% or more of the interests in the assets or net profits of the tenant, if the tenant is not a corporation), whether directly or after application of attribution rules. We generally do not intend to lease property to any party if rents from that property would not qualify as “rents from real property,” but application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control. In this regard, we already own close to, but less than, 10% of the outstanding common shares of TA, and TA has undertaken to limit its redemptions and repurchases of outstanding common shares so that we do not come to own 10% or more of its outstanding common shares. Our declaration of trust and bylaws generally disallow transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our qualification for taxation as a REIT under the IRC. Nevertheless, we cannot be sure that these restrictions will be effective to prevent our qualification for taxation as a REIT from being jeopardized under the 10% affiliated tenant rule. Furthermore, we cannot be sure that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of our shares attributed to them under the IRC’s attribution rules.
•There is a limited exception to the above prohibition on earning “rents from real property” from a 10% affiliated tenant where the tenant is a TRS. If at least 90% of the leased space of a property is leased to tenants other than TRSs and 10% affiliated tenants, and if the TRS’s rent to the REIT for space at that property is substantially comparable to the rents paid by nonaffiliated tenants for comparable space at the property, then otherwise qualifying rents paid by the TRS to the REIT will not be disqualified on account of the rule prohibiting 10% affiliated tenants.
•There is an additional exception to the above prohibition on earning “rents from real property” from a 10% affiliated tenant. For this additional exception to apply, a real property interest in a “qualified lodging facility” must be leased by the REIT to its TRS, and the facility must be operated on behalf of the TRS by a person who is an “eligible independent contractor,” all as described in Sections 856(d)(8)-(9) of the IRC. As described below, we believe our leases with our TRSs have satisfied and will continue to satisfy these requirements.
•In order for rents to qualify, a REIT generally must not manage the property or furnish or render services to the tenants of the property, except through an independent contractor from whom it derives no income or through one of its TRSs. There is an exception to this rule permitting a REIT to perform customary management and tenant services of the sort that a tax-exempt organization could perform without being considered in receipt of “unrelated business taxable income” as defined in Section 512(b)(3) of the IRC, or UBTI. In addition, a de minimis amount of noncustomary services provided to tenants will not disqualify income as “rents from real property” as long as the value of the impermissible tenant services does not exceed 1% of the gross income from the property.
•If rent attributable to personal property leased in connection with a lease of real property is 15% or less of the total rent received under the lease, then the rent attributable to personal property will qualify as “rents from real property;” if this 15% threshold is exceeded, then the rent attributable to personal property will not so qualify. The portion of rental income treated as attributable to personal property is determined according to the ratio of the fair market value of the personal property to the total fair market value of the real and personal property that is rented.
•In addition, “rents from real property” includes both charges we receive for services customarily rendered in connection with the rental of comparable real property in the same geographic area, even if the charges are separately stated, as well as charges we receive for services provided by our TRSs when the charges are not separately stated. Whether separately stated charges received by a REIT for services that are not geographically customary and provided by a TRS are included in “rents from real property” has not been addressed clearly by the IRS in published authorities; however, our counsel, Sullivan & Worcester LLP, is of the opinion that, although the matter is not free from doubt, “rents from real property” also includes charges we receive for services provided by our TRSs when the charges are separately stated, even if the services are not geographically customary. Accordingly, we believe that our revenues from TRS-provided services, whether the charges are separately stated or not, qualify as “rents from real property” because the services satisfy the geographically customary standard, because the services have been provided by a TRS, or for both reasons.
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
Absent the “foreclosure property” rules of Section 856(e) of the IRC, a REIT’s receipt of active, nonrental gross income from a property would not qualify under the 75% and 95% gross income tests. But as foreclosure property, the active, nonrental gross income from the property would so qualify. Foreclosure property is generally any real property, including interests in real property, and any personal property incident to such real property:
•that is acquired by a REIT as a result of the REIT having bid on such property at foreclosure, or having otherwise reduced such property to ownership or possession by agreement or process of law, after there was a default or when default was imminent on a lease of such property or on indebtedness that such property secured;
•for which any related loan acquired by the REIT was acquired at a time when the default was not imminent or anticipated; and
•for which the REIT makes a proper election to treat the property as foreclosure property.
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
Property generally ceases to be foreclosure property at the end of the third taxable year following the taxable year in which the REIT acquired the property, or longer if an extension is obtained from the IRS. However, this grace period terminates and foreclosure property ceases to be foreclosure property on the first day:
•on which a lease is entered into for the property that, by its terms, will give rise to income that does not qualify for purposes of the 75% gross income test (disregarding income from foreclosure property), or any nonqualified income under the 75% gross income test is received or accrued by the REIT, directly or indirectly, pursuant to a lease entered into on or after such day;
•on which any construction takes place on the property, other than completion of a building or any other improvement where more than 10% of the construction was completed before default became imminent and other than specifically exempted forms of maintenance or deferred maintenance; or
•which is more than 90 days after the day on which the REIT acquired the property and the property is used in a trade or business which is conducted by the REIT, other than through an independent contractor from whom the REIT itself does not derive or receive any income or a TRS.

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
Asset Tests. At the close of each calendar quarter of each taxable year, we must also satisfy the following asset percentage tests in order to qualify for taxation as a REIT for federal income tax purposes:
•At least 75% of the value of our total assets must consist of “real estate assets,” defined as real property (including interests in real property and interests in mortgages on real property or on interests in real property), ancillary personal property to the extent that rents attributable to such personal property are treated as rents from real property in accordance with the rules described above, cash and cash items, shares in other REITs, debt instruments issued by “publicly offered REITs” as defined in Section 562(c)(2) of the IRC, government securities and temporary investments of new capital (that is, any stock or debt instrument that we hold that is attributable to any amount received by us (a) in exchange for our stock or (b) in a public offering of our five-year or longer debt instruments, but in each case only for the one-year period commencing with our receipt of the new capital).
•Not more than 25% of the value of our total assets may be represented by securities other than those securities that count favorably toward the preceding 75% asset test.
•Of the investments included in the preceding 25% asset class, the value of any one non-REIT issuer’s securities that we own may not exceed 5% of the value of our total assets. In addition, we may not own more than 10% of the vote or value of any one non-REIT issuer’s outstanding securities, unless the securities are “straight debt” securities or otherwise excepted as discussed below. Our stock and other securities in a TRS are exempted from these 5% and 10% asset tests.
•Not more than 20% of the value of our total assets may be represented by stock or other securities of our TRSs.
•Not more than 25% of the value of our total assets may be represented by “nonqualified publicly offered REIT debt instruments” as defined in Section 856(c)(5)(L)(ii) of the IRC.

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
Our Relationship with TA. As of December 31, 2020, we owned a significant percentage (but less than 10%) of the outstanding common shares of TA. Our leases with TA, TA’s articles of incorporation, and other agreements collectively contain restrictions upon the ownership of TA common shares and require TA to refrain from taking any actions that may result in any affiliation with us that would jeopardize our qualification for taxation as a REIT under the IRC. Accordingly, from and after January 31, 2007 we expect that the rental income we have received and will receive from TA and its subsidiaries has been and will be “rents from real property” under Section 856(d) of the IRC, and therefore qualifying income under the 75% and 95% gross income tests described above.
Our Relationship with Sonesta. We own (directly and indirectly through one of our TRSs) approximately 34% of the outstanding common shares of Sonesta. We have not elected to treat Sonesta as a TRS, and it is not otherwise an automatic TRS because no TRS of ours owns more than 35% of Sonesta. This structure for our Sonesta ownership permits our continued engagement of a corporate subsidiary of Sonesta to manage qualified lodging facilities leased to our TRSs, as described below in greater detail.
Our Relationship with Our Taxable REIT Subsidiaries. We currently own hotels that we purchased to be leased to our TRSs or which are being leased to our TRSs as a result of modifications to, or expirations of, a prior lease, all as agreed to by applicable parties. For example, in connection with past lease defaults and expirations, we have terminated occupancy of some of our hotels by the defaulting or expiring tenants and immediately leased these hotels to our TRSs and entered into new third-party management agreements for these hotels. We may from time to time lease additional hotels to our TRSs.
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
We have engaged as an intended eligible independent contractor a particular corporate subsidiary of Sonesta. This contractor and its affiliates are actively engaged in the trade or business of operating qualified lodging facilities for their own accounts, including pursuant to management contracts among themselves; however, this contractor and its affiliates have few if any management contracts for qualified lodging facilities with third parties other than us and our TRSs. Based on a plain reading of the statute as well as applicable legislative history, our counsel, Sullivan & Worcester LLP, is of the opinion that this intended eligible independent contractor should in fact so qualify. If the IRS or a court determines that this opinion is incorrect, then the rental income we receive from our TRSs in respect of properties managed by this particular contractor would be nonqualifying income for purposes of the 75% and 95% gross income tests, possibly jeopardizing our compliance with one or both of these gross income tests. Under those circumstances, however, we expect we would qualify for the gross income tests’ relief provision described above, and thereby would preserve our qualification for taxation as a REIT. If the relief provision were to apply to us, we would be subject to tax at a 100% rate upon the greater of the amount by which we failed the 75% gross income test or the amount by which we failed the 95% gross income test, with adjustments, multiplied by a fraction intended to reflect our profitability for the taxable year; even though we have little or no nonqualifying income from other sources in a typical taxable year, imposition of this 100% tax in this circumstance would be material because to date most of the properties leased to our TRSs are managed for the TRSs by this contractor.
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
The IRC generally limits the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to 30% of “adjusted taxable income,” subject to specified exceptions. Any deduction in excess of the limitation is carried forward and may be used in a subsequent year, subject to that year’s 30% limitation. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, changed the limitation on adjusted taxable income, increasing it from 30% to 50%, but only for 2019 and 2020. Moreover, taxpayers can elect to use their adjusted taxable income from their 2019 tax year for their adjusted taxable income in their 2020 tax year for purposes of calculating the limitation. Provided a taxpayer makes an election (which is irrevocable), the applicable limitation on the deductibility of net interest expense does not apply to a trade or business involving real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operation, management, leasing, or brokerage, within the meaning of Section 469(c)(7)(C) of the IRC. Treasury regulations provide that a real property trade or business includes a trade or business conducted by a REIT, and we intend to make an election to be treated as a real property trade or business effective for our 2020 taxable year. Accordingly, we do not expect the foregoing interest deduction limitations to apply to us or to the calculation of our “real estate investment trust taxable income” beginning in 2020.
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
If we do not have enough cash or other liquid assets to meet our distribution requirements, or if we so choose, we may find it necessary or desirable to arrange for new debt or equity financing to provide funds for required distributions in order to maintain our qualification for taxation as a REIT. We cannot be sure that financing would be available for these purposes on favorable terms, or at all.
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
Acquisitions of C Corporations
We have engaged in and may in the future engage in transactions where we acquire all of the outstanding stock of a C corporation. Upon these acquisitions, except to the extent we have made or do make an applicable TRS election, each of our acquired entities and their various wholly-owned corporate and noncorporate subsidiaries generally became or will become our QRSs. Thus, after such acquisitions, all assets, liabilities and items of income, deduction and credit of the acquired and then disregarded entities have been and will be treated as ours for purposes of the various REIT qualification tests described above. In addition, we generally have been and will be treated as the successor to the acquired (and then disregarded) entities’ federal income tax attributes, such as those entities’ (a) adjusted tax bases in their assets and their depreciation schedules; and (b) earnings and profits for federal income tax purposes, if any. The carryover of these attributes creates REIT implications such as built-in gains tax exposure and additional distribution requirements, as described below. However, when we make an election under Section 338(g) of the IRC with respect to corporations that we acquire, as we have done from time to time in the past, we generally will not be subject to such attribute carryovers in respect of attributes existing prior to such election.

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
Earnings and Profits. Following a corporate acquisition, we must generally distribute all of the C corporation earnings and profits inherited in that transaction, if any, no later than the end of our taxable year in which the transaction occurs, in order to preserve our qualification for taxation as a REIT. However, if we fail to do so, relief provisions would allow us to maintain our qualification for taxation as a REIT provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution. C corporation earnings and profits that we inherit are, in general, specially allocated under a priority rule to the earliest possible distributions following the event causing the inheritance, and only then is the balance of our earnings and profits for the taxable year allocated among our distributions to the extent not already treated as a distribution of C corporation earnings and profits under the priority rule. The distribution of these C corporation earnings and profits is potentially eligible for taxation to noncorporate U.S. shareholders at the preferential tax rates for “qualified dividends” as described below under the heading “—Taxation of Taxable U.S. Shareholders.”
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
We are entitled to depreciation deductions from our properties only if we are treated for federal income tax purposes as the owner of the properties. This means that the leases of our properties must be classified for U.S. federal income tax purposes as true leases, rather than as sales or financing arrangements, and we believe this to be the case.
Like-Kind Exchanges
During the first quarter of 2019, we sold 20 travel centers to TA for an aggregate price of $308.2 million pursuant to three separate agreements. Our and TA’s obligations to complete the three transactions were subject to various conditions typical of commercial real estate purchases, and thus on advice of counsel we believe that each of the three agreements was a separate transaction for federal income tax purposes. Our sales of the travel centers would have resulted in significant tax gains and either a significant 2019 distribution requirement or entity-level taxation to the extent the gains were not deferred. In order to defer some of the gains on these sales, we recycled proceeds from two of the three transactions into replacement property pursuant to Section 1031 of the IRC. Any gains that were not deferred under Section 1031 of the IRC constituted qualifying income for purposes of the 75% and 95% gross income tests.
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
Taxation of Taxable U.S. Shareholders
For noncorporate U.S. shareholders, to the extent that their total adjusted income does not exceed applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 15%. For those noncorporate U.S. shareholders whose total adjusted income exceeds the applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 20%. However, because we are not generally subject to federal income tax on the portion of our “real estate investment trust taxable income” distributed to our shareholders, dividends on our shares generally are not eligible for these preferential tax rates, except that any distribution of C corporation earnings and profits and taxed built-in gain items will potentially be eligible for these preferential tax rates. As a result, our ordinary dividends generally are taxed at the higher federal income tax rates applicable to ordinary income (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the IRC, which is generally available to our noncorporate U.S. shareholders that meet specified holding period requirements for taxable years before 2026). To summarize, the preferential federal income tax rates for long-term capital gains and for qualified dividends generally apply to:
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
As long as we qualify for taxation as a REIT, a distribution to our U.S. shareholders that we do not designate as a capital gain dividend generally will be treated as an ordinary income dividend to the extent of our available current or accumulated earnings and profits (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the IRC, which is generally available to our noncorporate U.S. shareholders that meet specified holding period requirements for taxable years before 2026). Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends generally will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year. However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the IRC.
In addition, we may elect to retain net capital gain income and treat it as constructively distributed. In that case:
(1)we will be taxed at regular corporate capital gains tax rates on retained amounts;
(2)each of our U.S. shareholders will be taxed on its designated proportionate share of our retained net capital gains as though that amount were distributed and designated as a capital gain dividend;
(3)each of our U.S. shareholders will receive a credit or refund for its designated proportionate share of the tax that we pay;
(4)each of our U.S. shareholders will increase its adjusted basis in our shares by the excess of the amount of its proportionate share of these retained net capital gains over the U.S. shareholder’s proportionate share of the tax that we pay; and

(5)both we and our corporate shareholders will make commensurate adjustments in our respective earnings and profits for federal income tax purposes.
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
Amounts withheld under backup withholding are generally not an additional tax and may be refunded by the IRS or credited against the shareholder’s federal income tax liability, provided that such shareholder timely files for a refund or credit with the IRS. A U.S. shareholder may be subject to backup withholding when it receives distributions on our shares or proceeds upon the sale, exchange, redemption, retirement or other disposition of our shares, unless the U.S. shareholder properly executes, or has previously properly executed, under penalties of perjury an IRS Form W-9 or substantially similar form that:

•provides the U.S. shareholder’s correct taxpayer identification number;
•certifies that the U.S. shareholder is exempt from backup withholding because (a) it comes within an enumerated exempt category, (b) it has not been notified by the IRS that it is subject to backup withholding, or (c) it has been notified by the IRS that it is no longer subject to backup withholding; and
•certifies that it is a U.S. citizen or other U.S. person.
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
Fiduciaries of an ERISA Plan must consider whether:
•their investment in our shares or other securities satisfies the diversification requirements of ERISA;
•the investment is prudent in light of possible limitations on the marketability of our shares;
•they have authority to acquire our shares or other securities under the applicable governing instrument and Title I of ERISA; and
•the investment is otherwise consistent with their fiduciary responsibilities.
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
Each class of our equity (that is, our common shares and any other class of equity that we may issue) must be analyzed separately to ascertain whether it is a publicly offered security. The regulation defines a publicly offered security as a security that is “widely held,” “freely transferable” and either part of a class of securities registered under the Exchange Act, or sold under an effective registration statement under the Securities Act of 1933, as amended, or the Securities Act, provided the securities are registered under the Exchange Act within 120 days after the end of the fiscal year of the issuer during which the offering occurred. Each class of our outstanding shares has been registered under the Exchange Act within the necessary time frame to satisfy the foregoing condition.
The regulation provides that a security is “widely held” only if it is part of a class of securities that is owned by 100 or more investors independent of the issuer and of one another. However, a security will not fail to be “widely held” because the number of independent investors falls below 100 subsequent to the initial public offering as a result of events beyond the issuer’s control. Although we cannot be sure, we believe our common shares have been and will remain widely held, and we expect the same to be true of any future class of equity that we may issue.
The regulation provides that whether a security is “freely transferable” is a factual question to be determined on the basis of all relevant facts and circumstances. The regulation further provides that, where a security is part of an offering in which the minimum investment is $10,000 or less, some restrictions on transfer ordinarily will not, alone or in combination, affect a finding that these securities are freely transferable. The restrictions on transfer enumerated in the regulation as not affecting that finding include:
•any restriction on or prohibition against any transfer or assignment that would result in a termination or reclassification for federal or state tax purposes, or would otherwise violate any state or federal law or court order;
•any requirement that advance notice of a transfer or assignment be given to the issuer and any requirement that either the transferor or transferee, or both, execute documentation setting forth representations as to compliance with any restrictions on transfer that are among those enumerated in the regulation as not affecting free transferability, including those described in the preceding clause of this sentence;
•any administrative procedure that establishes an effective date, or an event prior to which a transfer or assignment will not be effective; and
•any limitation or restriction on transfer or assignment that is not imposed by the issuer or a person acting on behalf of the issuer.
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
Assuming that each class of our shares will be “widely held” and that no other facts and circumstances exist that restrict transferability of these shares, our counsel, Sullivan & Worcester LLP, is of the opinion that our shares will not fail to be “freely transferable” for purposes of the regulation due to the restrictions on transfer of our shares in our declaration of trust and bylaws and that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be “plan assets” of any ERISA Plan or Non-ERISA Plan that acquires our shares in a public offering. This opinion is conditioned upon certain assumptions and representations, as discussed above under the heading “Material United States Federal Income Tax Considerations—Taxation as a REIT.”

Item 1A. Risk Factors
Summary of Risk Factors
Our business is subject to a number of risks and uncertainties. The summary below provides an overview of many of the risks we face that are described in this section. Additional risks, beyond those summarized below or discussed under the caption “Risk Factors” or described elsewhere in this Annual Report on Form 10-K, may also materially and adversely impact our business, operations or financial results. Consistent with the foregoing, the risks we face include, but are not limited to, the following:
•the COVID-19 pandemic and its resulting economic impact has materially adversely affected our business, operations, financial results and liquidity, and although we have taken several actions in an attempt to address the operating and financial impact from the COVID-19 pandemic and we continue to assess and explore other actions, those actions and plans may not be sufficient to avoid continued and potentially increased adverse effects to our business, operations and financial condition; further the COVID-19 pandemic has had, and may continue to have, significant impacts on business and leisure travel and on consumers’ retail services demands and practices and those impacts could continue to be detrimental to our business;
•we have a high concentration of properties that are operated by Sonesta or TA, and their failure to profitably operate our properties could adversely impact our results of operations, and we could experience significant disruption to our operations if we were required to replace either Sonesta or TA;
•certain of our returns and rents were historically guaranteed by the parent companies of certain of our operators and the adverse impact of the COVID-19 pandemic caused most of these security deposits and guarantees to be exhausted and these security deposits and guarantees were not, and we do not expect them to be, replaced, which we expect to result in more volatility in our earnings;
•during 2020, some of our operators defaulted on their obligations to us or requested, and we granted, certain relief from their obligations to pay us rent in response to the economic conditions resulting from the COVID-19 pandemic and we may experience additional defaults or receive additional requests and grant similar relief in the future;
•we may need additional waivers from our lenders or waivers from our noteholders in order to avoid defaulting under our credit agreement or public debt agreements and the terms of our current waivers under our credit agreement impose restrictions on our ability to pay distributions, make investments and certain capital improvements;
•If we default under our credit agreement, we may lose some or all of the equity interests in certain of our subsidiaries that we have pledged or face foreclosure on properties on which we provide first mortgage liens to secure our obligations under the credit agreement;
•we may not be able to reduce our debt leverage and our debt leverage may remain at or above current levels for an indefinite period;
•we have substantial debt and may incur additional debt, and we are subject to the covenants and conditions contained in the agreements governing our debt, which may restrict our operations and ability to make investments and distributions, and we are currently fully drawn on our $1.0 billion revolving credit facility, and if our operating results and financial condition continue to be adversely impacted by current economic conditions for a prolonged period, we may fail to satisfy those covenants and conditions, which would prohibit us from incurring additional indebtedness and we may need to repay outstanding debts from other sources of capital;
•we may not complete the sale of properties that we are in the process of marketing for sale, and we may determine to sell fewer than those we are currently targeting or instead rebrand or repurpose them;
•changes in market interest rates, including changes that may result from the expected phase out of LIBOR, may adversely affect us;
•REIT distribution requirements and any limitations on our ability to access reasonably priced capital may adversely impact our ability to carry out our business plan, and we are subject to risks associated with our qualification for taxation as a REIT;
•we face significant competition and we may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all;

•ownership of real estate is subject to environmental risks and liabilities as well as risks from adverse weather, natural disasters and climate events;
•insurance may not adequately cover our losses, and insurance costs may continue to increase;
•we rely on our operators’ and RMR LLC’s information technology and systems and the failure of the security or functioning of such technology or systems could materially and adversely affect us;
•we depend upon RMR LLC to manage our business and implement our growth strategy and RMR LLC has broad discretion in operating our day to day business;
•our management structure and agreements with RMR LLC and our relationships with our related parties, including TA, Sonesta, our Managing Trustees, RMR LLC and others affiliated with them, may create conflicts of interest;
•we may not realize the benefits we expect from our ownership interest in Sonesta or TA;
•ownership limitations and certain provisions in our declaration of trust, bylaws and agreements, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals;
•our rights and the rights of our shareholders to take action against our Trustees and officers are limited, and our bylaws contain provisions that could limit our shareholders’ ability to obtain a judicial forum they deem favorable for certain disputes;
•our distributions to our shareholders may remain at $0.01 per share for an indefinite period or be eliminated and the form of payment could change; and
•our public debt is structurally subordinated to the indebtedness and other liabilities of our subsidiaries that do not guarantee the notes and is effectively subordinated to our and such subsidiaries’ existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.
The risks described below may not be the only risks we face but are risks we believe may be material at this time. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described below occurs, our business, financial condition, results of operations or ability to make distributions to our shareholders could be adversely affected and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described below and the information contained under the caption “Warning Concerning Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K before deciding whether to invest in our securities.
Risks Related to Our Business
Our business, operations, financial results and liquidity have been, and we expect will continue to be, materially and adversely impacted by the COVID-19 pandemic.
The strain of coronavirus that causes the viral disease known as COVID-19 has been declared a pandemic by the World Health Organization, and the U.S. Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak. The COVID-19 pandemic has had a substantial adverse impact on the global economy, including the U.S. economy.
These conditions have materially and adversely impacted our business, operations, financial results and liquidity. In particular, a variety of factors related to the COVID-19 pandemic have caused, and are expected to continue to cause, a decline in the business and leisure travel and entertainment industries, including, but not limited to, (i) restrictions on travel and public gatherings imposed by governmental entities and employers, (ii) the closure of hotels, restaurants and entertainment venues, (iii) the postponement or cancellation of industry conventions and conferences, music and arts festivals, sporting events and other large public gatherings, (iv) the closure of amusement parks, museums and other tourist attractions, (v) the closure and switch to online classes by colleges and universities, and (vi) negative public perceptions of travel and public gatherings in light of the perceived risks associated with the COVID-19 pandemic. The reduced economic activity resulting from these factors has severely and negatively impacted our hotel operations and our hotels have experienced a large decline in occupancy and revenues.
In addition, some of our tenants at our net lease retail properties had to close their businesses for certain periods of time, and experienced, and continue to experience, substantial declines in their businesses. Some of these tenants sought rent relief from us and these closures, declines and requests may continue or increase in the future. The travel centers operated by TA primarily provide goods and services to the trucking industry, and demand for trucking services in the United States generally reflects the amount of commercial activity in the U.S. economy. When the U.S. economy declines, demand for goods moved by trucks declines, and in turn demand for the products and services provided at our travel centers typically declines. Although TA has been recognized as providing services to essential businesses by various governmental authorities, there can be no assurance that such a designation will continue and that, if it does, it will enable TA to avoid adverse effects to its operations and business. TA has experienced declines in its business activity at times during the COVID-19 pandemic. Although the demand for e-commerce has resulted in increased trucking activity in the United States, if current economic conditions continue for a prolonged period or worsen, TA’s business may be materially and adversely affected by such continued and increasing decline in economic activities and movement of goods across the United States.
In addition, quarantines, temporary closures of businesses, states of emergencies and other measures taken to curb the spread of COVID-19 may negatively impact the ability of our operators to continue to obtain necessary goods and services or provide adequate staffing, which may also adversely affect our operating results. It is unclear whether the increases in the number of COVID-19 infection outbreaks will continue and/or amplify in the United States or elsewhere or if the availability and distributions of vaccines will curtail infection rates and, if so, what the impact of that would be on human health and safety, the economy, our operators or our business.
We cannot predict the extent and duration of the COVID-19 pandemic or the severity and duration of its economic impact. Potential consequences of the current unprecedented measures taken in response to the spread of the virus that causes COVID-19, and current market disruptions and volatility affecting us include, but are not limited to:
•possible significant declines in the value of our investments or our inability to accurately or reliably value our portfolio;
•our inability to comply with financial covenants that could result in our defaulting under our debt agreements;
•our failure to pay interest or principal when due under our outstanding debt, which may result in the acceleration of payment for our outstanding debt and our being unable to borrow under our revolving credit facility;
•the rate of distributions on our common shares remaining at a reduced rate for an extended period of time or being suspended entirely;
•our inability to access debt and equity capital on attractive terms, or at all;
•further downgrades of our credit ratings by nationally recognized credit rating agencies;
•our inability to sell properties we may identify for sale at acceptable prices or at all due to a general decline in business activity and demand for real estate transactions and, as a result, our inability to reduce our debt leverage;
•our inability to make improvements to our properties due to a decrease in available construction workers or required inspectors and governmental personnel for permitting and other requirements, and due to our need to maintain our liquidity;
•increased risk of default or bankruptcy of our operators;
•increased risk of our operators being unable to operate successfully through an extended recession and thereby impairing their ability to pay rent or returns to us;
•our operators’ inability to operate at our properties if the health of their respective management personnel and other employees is affected, particularly if a significant number of individuals are negatively impacted; and
•reduced economic demand resulting from mass employee layoffs or furloughs in response to governmental action taken to slow the spread of the virus that causes COVID-19, which could impact the continued viability of our operators and the demand for our hotels, travel centers and retail space.
Further, the extent and strength of any economic recovery after the COVID-19 pandemic ends or otherwise are uncertain and subject to various factors and conditions. Our operators’ businesses, operations and financial positions may continue to be negatively impacted after the COVID-19 pandemic ends and may remain at depressed levels compared to prior to the outbreak of the COVID-19 pandemic and those conditions may continue for an extended period.

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
We have taken several actions in an attempt to address the operating and financial impact from the COVID-19 pandemic, including:
•we received waivers of compliance with then existing financial covenants under our credit agreement to ensure we had access to undrawn amounts under our revolving credit facility;
•we reduced our quarterly cash distributions on our common shares to $0.01 per share, a savings of approximately $87.2 million per quarter compared to prior distribution levels;
•we raised $1.2 billion of net proceeds from the issuance of new senior notes;
•we raised $167.5 million in net proceeds from asset sales and have entered agreements to sell additional properties for an aggregate sales price of $24.3 million, excluding closing costs;
•we repaid our $400.0 million of 4.25% senior notes due 2021 and our $400.0 million term loan due 2023;
•we borrowed the remaining $972.8 million of capacity available under our revolving credit facility in January 2021 as a precautionary measure to preserve financial flexibility;
•we have prioritized our projected capital improvement spending to projects in progress, maintenance capital and contractual obligations;
•we have been in regular, frequent contact with our hotel managers to implement cost savings measures to minimize losses and preserve liquidity, including agreeing to temporary closures of certain hotels, the reduction of hotel operating staff and certain other measures; and
•we have communicated with many of our net lease retail tenants regarding their operation of our properties in the current challenging economic conditions, and we provided rent deferrals to certain tenants that are generally payable in installments beginning in the third quarter of 2020 and, in some cases, we have restructured our tenants’ leases.
There can be no assurance that these actions or others that we may take will be successful or that they will enable us to maintain sufficient liquidity and withstand the current economic challenges. Further, we may experience liquidity constraints in the future as we are currently fully drawn on our $1.0 billion revolving credit facility, and would not have any immediately available borrowing capacity to meet any funding needs beyond our cash on hand unless and until we repay amounts thereunder.
If the changes in business and consumer practices as a result of the COVID-19 pandemic continue and become long-term practices, our business would likely be materially and adversely impacted.
Temporary closures of businesses and stay-at-home orders and the resulting remote working arrangements in response to the COVID-19 pandemic may result in long-term changed business practices that could negatively impact us and our business. For example, the increased adoption of and familiarity with remote work practices could result in decreased demand for in-person meetings. If that occurred, business travel may decline significantly from levels experienced prior to the outbreak of the COVID-19 pandemic, which could materially and adversely impact our hotels’ operating results and the values of our hotels if we and our hotel managers were not able to offset revenues lost from the decline in business travel. In addition, certain of our retail tenants’ businesses depend on people gathering in close proximity, including movie theaters, restaurants and fitness centers, among others. To the extent that social distancing practices that have been adopted in response to the COVID-19 pandemic become sustained practices, those tenants’ businesses are likely to be materially and adversely impacted, which may reduce their ability to pay us rent, increase the likelihood they will default in paying us rent and likely reduce the value of those properties.
Adverse general economic conditions in the United States would likely negatively impact our business.
Many of our properties are operated in two segments of the economy, the hotel industry and the service retail industry. The hotel and service retail industries have historically been highly sensitive to general economic conditions in the United States and in the geographic areas where our properties are located.

The performance of the hotel industry has historically been closely linked to the performance of the general economy both nationally and within local markets in the United States. The hotel industry is sensitive to business and personal discretionary spending levels. Declines in corporate travel and consumer demand due to adverse general economic conditions, such as due to the impact of the COVID-19 pandemic, a decline in U.S. gross domestic product or lower consumer confidence or government budgetary constraints may reduce the revenues and profitability of our hotels. A slowing of the U.S. economy or a new U.S. recession may lead to a significant decline in demand for the products and services offered at our hotels. We cannot predict the pace or duration of general U.S. economic cycles or cycles which may be experienced in the hotel industry. A period of general economic weakness in the United States would likely reduce the revenues and profitability of our hotels and negatively impact our financial condition and results of operations.
The service retail industry generally has greater resiliency during economic downturns, but it has been severely and negatively impacted by the effects of the COVID-19 pandemic. Further, our retail tenants’ businesses could be adversely impacted by changes in consumer spending or preferences. If our tenants for our service retail properties experience declines in their businesses due to competitive pressures, adverse economic conditions due to the COVID-19 pandemic, changes in consumer spending or preferences, or otherwise, they may fail to pay rent owed to us.
Our travel centers primarily provide goods and services to the trucking industry, and demand for trucking services in the United States generally reflects the amount of commercial activity in the U.S. economy. When the U.S. economy declines, demand for goods moved by trucks declines, and in turn demand for the products and services provided at our travel centers typically declines. These declines, when experienced, may materially and adversely affect TA’s sales and its business and, consequently, its ability to pay us rent.
Our transitioning of a majority of our hotels to Sonesta management may negatively impact our results, and we may need to fund operating losses for these hotels or make capital contributions to Sonesta.
During the fourth quarter of 2020, we transitioned management and branding of 112 hotels previously managed by IHG, Marriott and Wyndham to Sonesta and we have subsequently transitioned 78 additional hotels previously managed by Marriott to Sonesta in February 2021. We expect to transition the branding and management of 10 additional Marriott hotels to Sonesta in March 2021. Following this transition and rebranding, we expect Sonesta to operate 256 of the 310 hotels we currently own, which constituted approximately 51.5% of our total historical real estate investments as of December 31, 2020 and a substantial increase in the number of hotels Sonesta manages. In addition, if our discussions with Hyatt do not result in a mutually acceptable agreement, we expect to transition management of the 22 hotels currently managed by Hyatt to Sonesta in April 2021. Larger more well-known brands have historically generated business based on brand loyalty, rewards programs, economies of scale and other differentiators that Sonesta may not have or be able to realize from other ways. If Sonesta were to fail to provide quality services and amenities, maintain a quality brand, operate these hotels inefficiently, or generate insufficient revenues from these hotels’ operations, our returns from these properties may be adversely affected. There can be no assurance that Sonesta will operate the hotels rebranded as effectively or for returns at levels that could otherwise be achieved by IHG, Marriott, Hyatt or Wyndham.
We have no guarantee or security deposit under our agreements with Sonesta. Accordingly, the returns we receive from our hotels managed under those agreements are dependent upon the financial results of those hotel operations and we may continue to receive amounts from Sonesta that are less than the contractual minimum returns stated in our agreements with Sonesta or we may need to fund operating losses for our Sonesta hotels. For the year ended December 31, 2020, we funded $65.3 million of operating losses for hotels then managed by Sonesta. Further, we own an approximately 34% ownership interest in Sonesta. If Sonesta experiences losses, or requires additional capital, Sonesta may request we fund our share through the contribution of additional capital.
For more information about our agreements with Sonesta, see Notes 5 and 9 to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K.
We have a high concentration of properties that are operated by Sonesta or TA.
As of February 26, 2021, Sonesta operated 246 of our 310 hotels, which constituted 49.0% of our total historical real estate investments. We lease 179 of our 182 travel centers to TA, which constituted approximately 26.8% of our total historical real estate investments as of December 31, 2020. If either Sonesta or TA were to fail to provide quality services and amenities or to maintain quality brands, our income from these properties may be adversely affected. Further, if we were required to replace Sonesta or TA, we could experience significant disruptions in operations at the applicable properties, which could reduce our income and cash flows from, and the value of, those properties.

Our investment activities have been significantly curtailed and we expect that to continue for an indefinite period.
Our credit agreement currently limits our ability to make acquisitions and capital expenditures through the end of the agreement term, or July 15, 2022, or the New Waiver Period. As a result, we are limited in pursuing investments, which may limit our ability to grow and to act upon opportunities we believe would benefit us. Further, to the extent we defer capital expenditures, we may be required to make increased capital expenditures in later periods as a result and some of the expenditures may be greater in scope and amount than they may have been if made sooner.
We may not be able to sell properties, or our plan to sell may be delayed and could be changed or abandoned, and if we do not sell certain of those hotels by a certain agreed upon date, the manager of those hotels, or our management agreements with them, may change.
Current market conditions may cause the process of selling properties to take longer than expected and we may elect to retain properties previously marketed for sale or select additional properties for sale. Further, these sales may not occur or, if they do occur, they may be sold at prices less than previously expected and we may realize losses. Our ability to sell properties, and the sales prices may continue to be affected by the impact of the COVID-19 pandemic. In addition, if we do not sell or rebrand certain hotels by agreed upon dates, our current managers of those hotels may elect not to continue to manage those hotels or may require changes to our management agreements with them in order to agree to continue managing those hotels.
Certain of our returns and rents were historically guaranteed by the parent companies of certain of our operators and the adverse impact of the COVID-19 pandemic caused certain of these security deposits and guarantees to be exhausted and these security deposits and guarantees were not, and we do not expect them to be, replaced, which we expect to result in more volatility in our earnings.
Certain of our returns and rents were historically guaranteed by the parent companies of certain of our operators. However, most of these guarantees were limited in dollar amount and duration. Due to the adverse impact of the COVID-19 pandemic, the security features under our IHG, Marriott and Hyatt agreements were exhausted and we expect the remaining guarantee under our Radisson agreement will be exhausted by the second quarter of 2021. In addition, as noted above, we have no guarantee or security deposit under our agreements with Sonesta to which we transitioned most of these hotels and we do not expect to obtain any guarantee or security deposit from Sonesta in the future. Also, certain of our net lease tenants, including TA, provide parent company guarantees. If these tenants do not earn sufficient income from their businesses, they may not have sufficient resources independent of these leaseholds to pay their guarantee obligations to us. Despite the existence of parent companies’ guarantees of our operators’ obligations to us, we cannot be sure that these obligations will be paid. Furthermore, our operators may be unwilling to offer security deposits or guarantees in the future. Guarantees and security deposits historically provided us with generally consistent returns for the hotels they supported. Without the benefit of these types of security features supporting our returns, we expect our earnings to be more volatile than we have experienced historically.
Some of our operators defaulted on their obligations to pay us minimum returns or requested relief from their obligations to pay us rent and returns in response to the economic conditions resulting from the COVID-19 pandemic and other operators may default on their obligations or we may receive additional similar requests for relief in the future.
The current economic conditions resulting from the COVID-19 pandemic have significantly negatively impacted our operators’ businesses, operations and liquidity. During 2020, some of our operators defaulted on their obligations to pay minimum returns or requested relief from their obligations to pay rent due to us. We have rebranded a significant number of hotels as a result of contractual defaults. We also entered into rent deferral agreements with certain net lease retail tenants with leases requiring an aggregate of $46.4 million of annual minimum rents. Generally, these rent deferrals were for one to four months of rent and were payable by the tenants over a 12 to 24 month period beginning in September 2020. As of February 26, 2021, we have deferred an aggregate of $12.1 million of rent. We may receive additional similar requests in the future, and we may determine to grant additional relief, which may vary from the type of relief we have granted to date, and could include more substantial relief, if we determine it prudent or appropriate to do so. In addition, if our operators are unable to continue as going concerns as a result of the current economic conditions or otherwise, we will experience a reduction in rents and returns received and we may be unable to find suitable replacement operators for an extended period or at all and the terms of our agreements with those replacement operators may not be as favorable to us as the terms of our agreements with our existing operators.
We have a substantial amount of debt, we may incur additional debt and our debt leverage may remain at or above current levels for an indefinite period.

As of December 31, 2020, our consolidated indebtedness was $6.3 billion, our consolidated net debt to total gross assets ratio was 51.8% and we had $921.6 million available for borrowing under our $1.0 billion revolving credit facility. As of January 19, 2021, we were fully drawn on our $1.0 billion revolving credit facility. Our credit agreement includes a feature under which the maximum aggregate borrowing availability may be increased to up to $2.3 billion under certain circumstances; however, the feature pursuant to which such maximum borrowing availability may be increased may not be utilized through the New Waiver Period.
We currently do not expect to significantly reduce our debt leverage during 2021 and we may elect to incur additional debt in order to ensure that we have sufficient liquidity to manage our business through the current economic conditions and any extended economic downturn or recession that may result.
We are subject to numerous risks associated with our debt, including the risk that our cash flows could be insufficient for us to make required payments on our debt. There are no limits in our organizational documents on the amount of debt we may incur, and we may incur substantial debt; however, our credit agreement and our unsecured senior notes indentures and their supplements contain certain restrictions on our ability to incur debt for so long as certain debt service ratios are not met and we are generally restricted during the New Waiver Period from incurring additional debt. Our debt obligations could have important consequences to our securityholders. Our incurring debt may increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business, and place us at a disadvantage in relation to competitors that have lower debt levels. Our incurrence of debt could also increase the costs to us of incurring additional debt, increase our exposure to floating interest rates or expose us to potential events of default (if not cured or waived) under covenants contained in debt instruments that could have a material adverse effect on our business, financial condition and operating results. Excessive debt could reduce the available cash flow to fund, or limit our ability to obtain financing for, working capital, capital expenditures, acquisitions, refinancing, lease obligations or other purposes and hinder our ability to make or sustain distributions to our shareholders. In August 2020, Standard and Poor’s Financial Services, or S&P, downgraded our issuer credit rating to BB- and the credit ratings on our existing senior notes to BB. Also in November 2020, Moody’s Investor Services, or Moody’s, downgraded our senior unsecured rating to Ba2.
If we default under any of our debt obligations, we may be in default under the agreements governing other debt obligations of ours which have cross default provisions, including our credit agreement and our existing unsecured senior notes indentures and their supplements. In such case, our lenders may demand immediate payment of any outstanding indebtedness and could seek payment from the subsidiary guarantors under our credit agreement, seek to sell any pledged equity interests of certain subsidiaries or the mortgaged properties owned by certain pledging subsidiaries, or we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.
We may need additional waivers from our lenders or waivers from our noteholders in order to avoid defaulting under our credit agreement or public debt agreements and the terms of our current waivers under our credit agreement impose restrictions on our ability to pay distributions, make investments and certain capital improvements and any future waiver may impose similar or additional restrictions.
During 2020, we obtained waivers from the lenders under our credit agreement from compliance with then existing financial covenants. To obtain these waivers, we agreed to restrictions on our ability to pay distributions, other than as currently contemplated or to maintain our qualification for taxation as a REIT and to avoid the payment of certain income and excise taxes, investment activity and capital improvement spending. We may need to obtain an extension or additional waivers from our lenders or noteholders in the future in order to avoid failing to satisfy certain financial covenants under our debt agreements, but our lenders or noteholders are not required to grant any such waiver and may determine not to do so. If we fail to receive any required waiver, we may be in default under our credit agreement and the lenders could terminate our revolving credit facility and require us to pay our then outstanding borrowings under our revolving credit facility. Any future waiver we may obtain may impose similar or additional restrictions, which may limit our ability to pay or increase distributions to our shareholders, make investments that we believe we should make and could reduce our ability to pursue business opportunities, grow our business and improve our operating results. In addition, continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions as further described below. As of February 26, 2021, we were fully drawn on our $1.0 billion revolving credit facility.
We may fail to comply with the terms of our credit agreement and our unsecured senior notes indentures and their supplements, which could adversely affect our business, would limit our ability to incur indebtedness and may prevent our making distributions to our shareholders.
Our credit agreement and our unsecured senior notes indentures and their supplements, include various conditions, covenants and events of default, including certain restrictions on our ability to incur debts or make distributions under certain circumstances. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including for reasons beyond our control. For example, our credit agreement and our unsecured senior notes indentures and their supplements require us to maintain certain debt service ratios (to the extent not waived). Our ability to comply with those covenants will depend upon the net rents and returns we receive from our properties. If our rents or returns decline, we may be unable to borrow under our revolving credit facility. Complying with these covenants may limit our ability to take actions that may be beneficial to us and our security holders. In addition, continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions. If our operating results and financial condition are significantly negatively impacted by the current economic conditions or otherwise, we may fail to satisfy covenants and conditions under our credit agreement or fail to satisfy our public debt covenants. We expect the ratio of income available for debt service to debt service could fall below the 1.5x requirement under our public debt covenants as of the end of the first quarter of 2021. We will not be allowed to incur additional debt while this ratio is below 1.5x, which could materially and adversely impact our business, operations, financial results and liquidity. As a precautionary measure, we borrowed the remaining capacity of our revolving credit facility in January 2021 to enhance our liquidity position. An inability to incur additional indebtedness would require us to meet our capital needs from other sources, such as cash on hand, operating cash flow, equity financing or asset sales, or replacement debt financing, which may not be available to us on attractive terms or at all and we may be unable to meet our obligations or grow our business by acquiring additional properties or otherwise.
Further, if we default under our credit agreement, our lenders may demand immediate payment and may elect not to fund future borrowings. During the continuance of any event of default under our credit agreement, we may be limited or in some cases prohibited from making distributions to our shareholders. Any default under our credit agreement that results in acceleration of our obligations to repay outstanding indebtedness or in our no longer being permitted to borrow under our revolving credit facility would likely have serious adverse consequences to us and would likely cause the value of our securities to decline.
In the future, we may obtain additional debt financing, and the covenants and conditions which apply to any such additional debt may be more restrictive than the covenants and conditions that are contained in our credit agreement or our unsecured senior notes indentures and their supplements.
Secured indebtedness exposes us to the possibility of foreclosure, which could result in the loss of our investment in certain of our subsidiaries or in a property or group of properties or other assets that secure that indebtedness.
In connection with our November 2020 amendment to our credit agreement, we pledged certain additional equity interests of subsidiaries owning properties to secure our obligations under our credit agreement. We also agreed to provide to the lenders first mortgage liens on 74 properties owned by certain pledged subsidiaries with an undepreciated book value of $1.83 billion as of December 31, 2020, to secure our obligations under the credit agreement.
Incurring secured indebtedness increases our risk of asset and property losses because defaults on indebtedness secured by our assets may result in foreclosure actions initiated by lenders and ultimately our loss of the property or other assets securing our obligations under our credit agreement if we default on such obligations. Any foreclosure on a property or group of properties could have a material adverse effect on the overall value of our portfolio of properties and more generally on us. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the indebtedness secured by the mortgage. If the outstanding balance of the indebtedness secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could materially and adversely affect us.
Inherent risks in the hotel industry could impact Sonesta and our other operators and affect our business.
Approximately 57.4% of our historical real estate investments as of December 31, 2020, are in our hotel properties. Our hotels are subject to operating risks common to the hotel industry, many of which are beyond our control and may impact Sonesta and our other operators, including risks associated with:
•competition from other hotels in our markets, or an oversupply of hotels in our markets;
•increased operating costs, including wages, benefits, insurance and energy, due to inflation, increased minimum wages and other factors, which may not be offset in the future by increased room rates;
•increased property taxes due to many state and local governments facing budget deficits, including as a result of the COVID-19 pandemic, that have led many of them, and may in the future lead others to, increase assessments and/or taxes;

•changes in marketing and distribution for the industry including the ability of third party internet and other travel intermediaries to attract and retain customers;
•competition from other hotel operators or others to attract and retain qualified employees;
•competition from alternative lodging options such as cruise ships, timeshares, vacation rentals or home sharing services in our markets;
•low unemployment in the U.S. and a lack of suitable employees for certain job classifications, especially those for less skilled positions, which may drive up costs or affect service levels;
•labor strikes, disruptions or lockouts that may impact operating performance;
•dependence on demand from business and leisure travelers, which may fluctuate and be seasonal and could experience prolonged declines as a result of the COVID-19 pandemic or otherwise and possible long-term changes in business and consumer practices;
•increases in energy costs, airline fares and other expenses related to travel, which may negatively affect traveling;
•decreases in demand for business and leisure travel due to terrorism, terrorism alerts and warnings, military actions, natural disasters, pandemics, including COVID-19, or other medical events;
•decreases in demand for business travel due to use of technologies that enhance interpersonal communication and interaction without the need to travel or meet in person; and
•changes in customer preferences for various types of hotels or hotel locations.
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
TA has not been consistently profitable since it became a public company in 2007, and it operates in highly competitive industries, including travel centers and restaurants. TA’s business is subject to a number of risks, including the following:
•Competition from other travel centers or an oversupply of travel centers in our markets;
•Increasing truck fuel efficiency may adversely impact TA’s business. Government regulation and increasing and volatile fuel prices are causing truck manufacturers and TA’s trucking customers to remain focused on fuel efficiency. The largest part of TA’s revenue is derived from selling motor fuel. If TA’s trucking customers purchase less motor fuel because their trucks are operated more fuel efficiently, TA’s financial results will decline unless it is sufficiently able to offset those declines by selling substitute or other products or services, gaining market share, increasing its gross margins per gallon of fuel sold or reducing its operating costs;
•TA’s operating margins are narrow, and fuel sales comprise the majority of TA’s revenues. Historically, TA’s fuel margins per gallon have declined during periods of rising fuel prices, and during the last U.S. recession and the periods of historically high and volatile fuel prices, TA realized large operating losses;
•The trucking industry is the primary customer for TA’s goods and services. When the U.S. economy declines, demand for goods moved by trucks declines, and in turn demand for TA’s products and services typically declines;
•TA’s indebtedness and rent obligations are substantial. A decline in TA’s revenues or an increase in its expenses or capital improvements may make it difficult or impossible for TA to make payments of interest and principal on its debt or meet all of its rent obligations. TA’s substantial indebtedness and rent obligations may also place TA at a disadvantage in relation to competitors that have lower relative debt levels;
•Increasing fuel prices and fuel price volatility have various adverse impacts upon TA’s business. For example, high fuel prices result in higher truck shipping costs, which causes shippers to consider alternative means for transporting freight and therefore reduces trucking business and, in turn, TA’s business. Higher fuel prices may also result in less disposable income for TA’s customers to purchase TA’s non-fuel goods and services. Higher and more volatile fuel commodity prices increase the working capital needed to maintain TA’s fuel inventory and receivables, and this increases TA’s costs of doing business. Further, increases in fuel prices may place TA at a cost disadvantage to its competitors that may have larger fuel inventory or forward contracts executed during periods of lower fuel prices;

•TA’s labor costs had increased prior to the onset of the COVID-19 pandemic, and they may further increase, particularly after the pandemic abates and economic conditions improve, due to increased demand for labor in the market and for higher skilled personnel, such as technicians, that TA requires. Further, legislation that increases the minimum wage may further increase TA’s labor costs. TA may not be able to successfully pass through its increased labor costs in the prices it charges its customers;
•TA may experience interruptions in its fuel supplies, which may be caused by local conditions, such as a malfunction in a particular pipeline or terminal, by weather related events, such as hurricanes in the areas where petroleum or natural gas is extracted or refined, or by national or international conditions, such as government rationing, acts of terrorism, wars and the like, that materially adversely affect TA’s business;
•If the trucking industry fails to satisfy market demands for transporting goods or it increases its use of efficient and alternative fuels, the demand for TA’s products and services may decline. For example, electronic or battery powered trucks may reduce the demand for petroleum based fuels which are TA’s principal products or driverless trucks may reduce the number of people who are employed as professional drivers who are TA’s principal customers. In addition, a shortage in truck drivers may result in the increased use of alternative modes of transporting goods, such as railroad, airplanes or drones, among other possibilities;
•TA’s business is subject to laws relating to the protection of the environment. The travel centers TA operates include fueling areas, truck repair and maintenance facilities and tanks for the storage and dispensing of petroleum products, natural gas, waste and other hazardous substances, all of which create the potential for environmental damage. As a result, TA regularly incurs environmental costs related to monitoring, prevention and remediation. TA cannot predict what environmental legislation or regulations may be enacted or how existing laws or regulations will be administered or interpreted; more stringent laws, more vigorous enforcement policies or stricter interpretation of existing laws in the future could cause TA to expend significant amounts or experience losses;
•Climate change and other environmental legislation and regulation, and market reaction to such legislation and regulation, may decrease demand for TA’s major product, diesel fuel, and require TA to make significant changes to its business and to make capital or other expenditures, which may adversely affect its business; and
•TA may incur significant costs and losses as a result of severe weather, both in terms of operating, preparing and repairing the travel centers in anticipation of, during and after a severe weather event and in terms of lost business due to the interruption in operating TA’s travel centers or decreased truck movements.
For these reasons, among others, TA may be unable to pay amounts due to us under the terms of our leases with TA. For more information about our leases with TA, see Notes 5 and 9 to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K.
We may be unable to fund capital improvements at our properties.
Some of our management agreements and lease arrangements require us to fund capital improvements at certain of our properties; however, our credit agreement limits our capital expenditures during the New Waiver Period. We currently expect to invest approximately $192.0 million during 2021 for capital improvements, including costs related to rebranding hotels, and renovation costs under certain of our hotel and net lease agreements. We may not have the funds necessary to make necessary or desired improvements to our properties and such investments, if made, may not be sufficient to maintain or improve the financial results of our properties. Certain of our management agreements and lease arrangements require us to maintain the applicable properties in a certain required condition. If we fail to maintain these properties in the required condition, the operator may terminate the applicable management or lease agreement and hold us liable for damages.
We may be unable to grow our business by acquisitions of additional properties, and we might encounter unanticipated difficulties and expenditures relating to our acquired properties.
Although we are currently not actively pursuing acquisitions and are restricted from making acquisitions during the New Waiver Period, our long-term business plans involve the acquisition of additional properties. Our ability to make profitable acquisitions is subject to risks, including, but not limited to, risks associated with:
•competition from other investors, including publicly traded and private REITs, numerous financial institutions, developers, individuals, foreign investors and other public and private companies;
•our long-term cost of capital;

•contingencies in our acquisition agreements; and
•the availability and terms of financing.
We might encounter unanticipated difficulties and expenditures relating to our acquired properties. For example:
•notwithstanding pre-acquisition due diligence, we could acquire a property that contains undisclosed defects in design or construction or which was not properly staffed;
•the market in which an acquired property is located may experience unexpected changes that adversely affect the property’s value;
•the occupancy of and rents or returns from properties that we acquire may decline during our ownership;
•property operating costs for our acquired properties may be higher than anticipated and our acquired properties may not yield expected returns; and
•we may acquire properties subject to unknown liabilities and without any recourse, or with limited recourse, such as liability for the cleanup of undisclosed environmental contamination or for claims by tenants, vendors or other persons related to actions taken by former owners of the properties.
For these reasons, among others, we might not realize the anticipated benefits of our acquisitions, and our business plan to acquire additional properties may not succeed or may cause us to experience losses.
We are limited in our ability to operate our properties and are thus dependent on our operators.
Because federal income tax laws restrict REITs and their subsidiaries from operating or managing businesses at their properties, we do not operate our hotels or net lease properties. Instead, we lease our hotels to operating companies or to our subsidiaries that qualify as TRSs under the IRC and lease our other properties to operating companies. We have retained third party managers to manage our hotels that are leased to our TRSs. Our income from our properties may be adversely affected if our operators fail to provide quality services and amenities to customers. While we monitor the performance of our operators and apply asset management strategies and discipline, we have limited recourse under our management agreements and leases if we believe that our operators are not performing adequately. Any failure by our operators to fully perform the duties agreed to in our management agreements and leases could adversely affect our results of operations. In addition, our operators operate, and in some cases own or have invested in, properties that compete with our properties, which may result in conflicts of interest. As a result, our operators have made, and may in the future make, decisions regarding competing properties or our properties’ operations that may not be in our best interests and which may result in a reduction of our returns.
Changes in market interest rates, including changes that may result from the expected phase out of LIBOR, may adversely affect us.
Interest rates have remained at relatively low levels on a historical basis, and the U.S. Federal Reserve System, or the U.S. Federal Reserve, has indicated that it does not expect to raise interest rates in response to the COVID-19 pandemic and current market conditions until at least the end of 2023. There can be no assurance, however, that the U.S. Federal Reserve will not raise rates prior to that time. Low market interest rates, particularly if they remain over a sustained period, may increase our use of debt capital to fund property acquisitions, lower capitalization rates for property purchases and increase competition for property purchases, which may reduce our ability to acquire new properties.
In addition, as noted in Part II, Item 7A of this Annual Report on Form 10-K, LIBOR is currently expected to be phased out for new contracts by December 31, 2021 and for pre-existing contracts by June 30, 2023. Although the outbreak of the COVID-19 pandemic has impacted, and may continue to impact, this phase out, it is unclear if after 2021 LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021.
The interest rate under our revolving credit facility is based on LIBOR and the interest we may pay on any future debt we may incur may also be based on LIBOR. We currently expect that the determination of interest under our revolving credit facility would be based on the alternative rates provided under our credit agreement or would be revised to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR. Despite our current expectations, we cannot be sure that, if LIBOR is phased out or transitioned, the changes to the determination of interest under our credit agreement would approximate the current calculation in accordance with LIBOR. An alternative interest rate index that may replace LIBOR may result in our paying increased interest. Interest rate increases may materially and negatively affect us in several ways, including:
•Investors may consider whether to buy or sell our common shares based upon the distribution rate on our common shares relative to the then prevailing market interest rates. If market interest rates go up, investors may expect a higher distribution rate than we are able to pay, which may increase our cost of capital, or they may sell our common shares and seek alternative investments that offer higher distribution rates. Sales of our common shares may cause a decline in the value of our common shares;
•Amounts outstanding under our revolving credit facility require interest to be paid at floating interest rates. When interest rates increase, our interest costs will increase, which could adversely affect our cash flows, our ability to pay principal and interest on our debt, our cost of refinancing our fixed rate debts when they become due and our ability to make or sustain distributions to our shareholders. Additionally, if we choose to hedge our interest rate risk, we cannot be sure that the hedge will be effective or that our hedging counterparty will meet its obligations to us; and
•Property values are often determined, in part, based upon a capitalization of rental income formula. When market interest rates increase, property investors often demand higher capitalization rates and that causes property values to decline. Increases in interest rates could lower the value of our properties and cause the value of our securities to decline.
REIT distribution requirements and limitations on our ability to access reasonably priced capital may adversely impact our ability to carry out our business plan.
To maintain our qualification for taxation as a REIT under the IRC, we are required to satisfy distribution requirements imposed by the IRC. See “Material United States Federal Income Tax Considerations—REIT Qualification Requirements—Annual Distribution Requirements” included in Part I, Item 1 of this Annual Report on Form 10-K. Accordingly, we may not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties or fund our acquisitions or development or redevelopment efforts. Our business strategies therefore depend, in part, upon our ability to raise additional capital at reasonable costs. The volatility in the availability of capital to businesses on a global basis in most debt and equity markets generally may limit our ability to raise reasonably priced capital. We may also be unable to raise reasonably priced capital because of reasons related to our business, market perceptions of our prospects, the terms of our indebtedness, the extent of our leverage or for reasons beyond our control, such as market conditions. Because the earnings we are permitted to retain are limited by the rules governing REIT qualification and taxation, if we are unable to raise reasonably priced capital, we may not be able to carry out our business plan.
We face significant competition.
The businesses conducted at our properties face significant competition. For example, our hotels compete with other hotels operated in our markets, and the hotel industry has in the past experienced significant growth in supply from construction in certain markets where we own hotels. Our travel center properties compete with other large, national operators of travel centers, and certain of their competitors have significantly increased the number of travel centers they operate, including as a result of new construction of travel centers. Some of our retail tenants compete with online retailers or service providers. We also compete for tenants at our retail net lease properties. Our retail net lease properties compete in the multi-billion dollar commercial real estate market with numerous developers and owners of properties, many of which own properties similar to ours and are in the same markets in which our properties are located. In operating and managing our retail net lease portfolio, we compete for tenants based on a number of factors, including location, rental rates and flexibility. Certain of our competitors have greater economies of scale, have lower cost of capital, have access to more capital and resources and have greater name recognition than we do.
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

Substantially all of our net lease properties are leased to single tenants. The value of single tenant properties is materially dependent on the performance of those tenants under their respective leases. Many of our single tenant leases require that certain property level operating expenses and capital expenditures, such as real estate taxes, insurance, utilities, maintenance and repairs, including increases with respect thereto, be paid, or reimbursed to us, by our tenants. Accordingly, in addition to our not receiving rental income, a tenant default on such leases could make us responsible for paying these expenses. Because most of our net lease properties are leased to single tenants, the adverse impact of individual tenant defaults or non-renewals is likely to be greater than would be the case if our properties were leased to multiple tenants.
Our tenants may fail to successfully operate their businesses, which could adversely affect us.
Adverse economic conditions such as high unemployment levels, interest rates, tax rates, fuel and energy costs, and changes in customer demand or consumer sentiment due to COVID-19 or other factors may have an impact on the results of operations and financial condition of our tenants and result in their defaulting their obligations under our leases, including failing to pay the rent due to us. Such adverse economic conditions may also reduce overall demand for rental space, which could adversely affect our ability to maintain our current tenants and attract new tenants.
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
Our results of operations depend, in part, on our ability to lease our retail properties by renewing or re-leasing expiring leases and leasing vacant space and optimizing our tenant mix. As of December 31, 2020, leases representing approximately 1.1% of our annualized minimum net lease rents will expire during 2021. As of December 31, 2020, 1.0% of the leasable square footage of our net lease properties was vacant. Current tenants may decline, or may not have the financial resources available, to renew current leases and we cannot guarantee that leases that are renewed will have terms that are as economically favorable to us as the expiring lease terms. If tenants do not renew their leases as they expire, or renew for less space, we will have to find new tenants to lease our properties and there is no guarantee that we will be able to find new tenants or that our properties will be re-leased at rental rates equal to or above the current average rental rates or that substantial rent abatements, tenant improvement allowances, early termination rights, below-market renewal options or other lease incentive payments will not be offered to attract new tenants. The continued existence of the COVID-19 pandemic may increase these risks. We may experience significant costs in connection with renewing, leasing or re-leasing our properties, which could materially and adversely affect us.
Vacancies in a property could result in significant capital expenditures and illiquidity and reduce the value of the property.
The loss of a tenant, either through lease expiration or tenant bankruptcy or insolvency, may reduce the value of a property and require us to spend significant amounts of capital to renovate the property before it is suitable for a new tenant. Many of the leases we enter into or acquire are for properties that are especially suited to the particular business of our tenants. Because these properties have been designed or physically modified for a particular tenant, if the current lease is terminated or not renewed, we may be required to renovate the property at substantial costs, decrease the rent we charge or provide other concessions in order to lease the property to another tenant. In the event we are required to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed or modified. This potential illiquidity may limit our ability to quickly modify our portfolio in response to changes in economic or other conditions, including tenant demand. These limitations may materially and adversely affect us.

Bankruptcy law may adversely impact us.
The occurrence of a bankruptcy of a tenant of our net lease properties could reduce the rent we receive from that tenant. In addition, the continued existence of the COVID-19 pandemic may increase the risk of a tenant of our net lease properties filing for bankruptcy. If a tenant becomes bankrupt, federal law may prohibit us from evicting that tenant based solely upon its bankruptcy. In addition, a bankrupt tenant may be authorized to reject and terminate its lease with us. Any claims against a bankrupt tenant for unpaid future rent would be subject to statutory limitations that may be substantially less than the contractually specified rent we are owed under the lease, and any claim we have for unpaid past rent, may not be paid in full. Further, if a hotel manager files for bankruptcy, we may experience delays in enforcing our rights, may be limited in our ability to replace the hotel manager and may incur substantial costs in protecting our investment and re-leasing or finding a replacement manager for the property.
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
Ownership of real estate is subject to risks associated with environmental hazards. Under various laws, owners as well as operators of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own, lease or manage and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose us to the possibility that we may become liable to government agencies or third parties for costs and damages they incur in connection with hazardous substances. The costs and damages that may arise from environmental hazards are difficult to assess and estimate for numerous reasons, including uncertainty about the extent of contamination, alternative treatment methods that may be applied, the location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it may take to remediate contamination. In addition, these laws also impose various requirements regarding the operation and maintenance of properties and recordkeeping and reporting requirements relating to environmental matters that require us or the operators of our properties to incur costs to comply with.
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
Ownership of real estate is subject to risks from adverse weather, natural disasters and climate events.
Severe weather may have an adverse effect on certain properties we own. Flooding caused by rising sea levels and severe weather events, including hurricanes, tornadoes and widespread fires, may have an adverse effect on properties we own and result in significant losses to us and interruption of our business. When major weather, natural disaster or climate-related events, such as hurricanes, floods and wildfires, occur near our properties, our operator may need to suspend operations of the impacted property until the event has ended and the property is then ready for operation. We or the operators of our properties may incur significant costs and losses as a result of these activities, both in terms of operating, preparing and repairing our properties in anticipation of, during and after a severe weather, natural disaster or climate-related event and in terms of potential lost business due to the interruption in operating our properties. Our insurance and our operators’ insurance may not adequately compensate us or them for these costs and losses.
Also, concerns about climate change have resulted in various treaties, laws and regulations that are intended to limit carbon emissions and address other environmental concerns. These and other laws and market reactions may cause energy or other costs at our hotel, travel center and other service-oriented retail properties to increase. Laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties, which could materially and adversely affect our financial condition or the financial condition of our operators and their ability to pay rent or returns to us and cause the value of our properties to decline. In addition, concerns about climate change and increasing storm intensities may increase the cost of insurance for our properties or potentially render it unavailable to obtain.
Insurance may not adequately cover our losses, and insurance costs may continue to increase.
We or our operators are responsible for the costs of insurance coverage for our properties, including for casualty, liability, fire, extended coverage and rental or business interruption loss insurance. Recently, the costs of insurance have increased significantly, and these increased costs have had an adverse effect on us and our operators. Increased insurance costs may adversely affect our managers’ ability to manage our properties profitably and provide us with desirable returns and our tenants’ ability to pay us rent or result in downward pressure on rents we can charge under new or renewed leases. In the future, we may acquire additional properties for which we are responsible for the costs of insurance. Losses of a catastrophic nature, such as those caused by hurricanes, flooding, volcanic eruptions and earthquakes, among other things, losses as a result of outbreaks of pandemics, including the COVID-19 pandemic, or losses from terrorism, may be covered by insurance policies with limitations such as large deductibles or co-payments that we or our operators may not be able to pay. Insurance proceeds may not be adequate to restore an affected property to its condition prior to a loss or to compensate us for our losses, including the loss of future revenues from an affected property. Similarly, our other insurance, including our general liability insurance, may not provide adequate insurance to cover our losses. In addition, we do not have any insurance to limit losses that we may incur as a result of known or unknown environmental conditions. Further, we cannot be sure that certain types of risks that are currently insurable will continue to be insurable on an economically feasible basis, and we may discontinue, or agree to our operators’ discontinuing, certain insurance coverage on some or all of our properties in the future if we determine that the cost of premiums for any of these policies exceeds the value of the coverage. If an uninsured loss or a loss in excess of insured limits occurs, we may have to incur uninsured costs to mitigate such losses or lose all or a portion of the capital invested in a property, as well as the anticipated future revenue from the property. We might also remain obligated for any financial obligations related to the property, even if the property is irreparably damaged. In addition, future changes in the insurance industry’s risk assessment approach and pricing structure could further increase the cost of insuring our properties or decrease the scope of insurance coverage, either of which could have an adverse effect on our financial condition, results of operations, liquidity or ability to pay distributions to our shareholders.
We are subject to risks associated with our hotel managers’ employment of personnel.
Our hotel managers are responsible for hiring and maintaining the labor force at each of our hotel properties. Although we do not directly employ or manage employees at our hotel properties, we are subject to many of the costs and risks associated with the hotel labor force. From time to time, hotel operations may be disrupted as a result of strikes, lockouts, public demonstrations or other negative actions and publicity. We may also incur increased legal costs and indirect labor costs as a result of contract disputes and other events. The resolution of labor disputes or renegotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules. Prior to the onset of the COVID-19 pandemic, unemployment in the United States was at historically low levels, and labor costs had been increasing in the United States due to market pressures and regulation in certain jurisdictions, such as increases in minimum wages. These labor cost pressures had increased labor costs at our hotels and we may experience these increased costs in future periods, particularly if they return or increase following the end of the COVID-19 pandemic. In addition, our hotel operators may be unable to adequately staff our hotels as a result of these or other reasons, which may limit the business activity at our hotels, decreasing the quality of services provided at our hotels and damaging our and our applicable hotel manager’s reputation in the marketplace.
We are a party to arbitration proceedings, which could adversely affect our financial results and/or distract our management.

As noted below in Item 3 “Legal Proceedings,” two of our subsidiaries initiated arbitration proceedings against Marriott and several of its subsidiaries after Marriott challenged the efficacy of the termination of our agreement with them to ensure that an orderly transfer of branding and management to Sonesta occurred. Marriott has also challenged the classification of certain payments made to us during 2020 and asserted we need to refund cash advances made to pay our minimum returns of approximately $19.3 million. We are also seeking repayment of certain working capital advances we made to Marriott under the applicable management agreements. Our agreement with Marriott provides that such arbitration proceedings be conducted in accordance with the procedures of the Commercial Arbitration Rules of the American Arbitration Association, as modified in the management agreement, which provide materially more limited rights than litigation in a federal or state court. For example, arbitration in accordance with these procedures does not include the opportunity for a jury trial, document discovery is limited, arbitration hearings generally are not open to the public, there are limited witness depositions in advance of arbitration hearings and arbitrators may have different qualifications or experiences than judges. The results of litigation and arbitration proceedings are difficult to predict and we can provide no assurance that our legal conclusions or positions will be upheld. Even if we are successful in such legal proceedings, the pendency and conduct of such proceedings may be protracted, expensive and distracting to our management and could be disruptive to our operations.
Real estate construction and redevelopment creates risks.
We may develop new properties or redevelop some of our existing properties as the existing management agreements or leases expire, as our operators’ needs change or to pursue any other opportunities that we believe are desirable. The development and redevelopment of new and existing buildings involves significant risks in addition to those involved in the ownership and operation of properties, including the risks that construction may not be completed on schedule or within budget, resulting in increased construction costs and delays in such properties generating cash flows. Development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land use, building, occupancy, and other required government permits and authorizations. Once completed, any new properties may perform below anticipated financial results. The occurrence of one or more of these circumstances in connection with our development or redevelopment activities could have an adverse effect on our financial condition, results of operations and the values of our properties.
RMR LLC and our hotel managers rely on information technology and systems in their respective operations, and any material failure, inadequacy, interruption or security failure of that technology or those systems could materially and adversely affect us.
RMR LLC and our hotel managers rely on information technology and systems, including the Internet and cloud-based infrastructures, commercially available software and their internally developed applications, to process, transmit, store and safeguard information and to manage or support a variety of their business processes (including managing our building systems), including financial transactions and maintenance of records, which may include personal identifying information of employees, guests and tenants and lease data. If these systems experience material security or other failures, inadequacies or interruptions of its information technology, we could incur material costs and losses and our operations could be disrupted as a result. Further, third party vendors could experience similar events with respect to their information technology and systems that impact the products and services they provide to RMR LLC, our hotel managers or us. RMR LLC and our hotel managers rely on commercially available systems, software, tools and monitoring, as well as their internally developed applications and internal procedures and personnel, to provide security for processing, transmitting, storing and safeguarding confidential guest, tenant, customer and vendor information, such as personally identifiable information related to their employees and others, including in our hotel managers’ case, guests, and information regarding their and our financial accounts. RMR LLC and each of our hotel managers takes various actions, and incurs significant costs, to maintain and protect the operation and security of its information technology and systems, including the data maintained in those systems. Some of our managers have in the past been victim to business email compromise fraud, which resulted in payments being made to illegitimate bank accounts. Although these instances have not resulted in our incurring material losses, if similar instances occur in the future, we may incur such losses. However, it is possible that these measures will not prevent the systems’ improper functioning or a compromise in security, such as in the event of a cyberattack or the improper disclosure of personally identifiable information.
Security breaches, computer viruses, attacks by hackers, online fraud schemes and similar breaches can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. Our cybersecurity risks are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetrate illegal or fraudulent activities, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in RMR LLC’s, our hotel managers’ or other third parties’ information technology networks and systems or operations. Any failure to maintain the security, proper function and availability of RMR LLC’s or our hotel managers’ information technology and systems, or certain third party vendors’ failure to similarly protect their information technology and systems that are relevant to RMR LLC’s, our hotel managers’ or our operations, or to safeguard RMR LLC’s, our hotel managers’ or our business processes, assets and information could result in financial losses, interrupt our operations, damage our reputation, cause us to be in default of material contracts and subject us to liability claims or regulatory penalties, any of which could materially and adversely affect our business and the value of our securities.
Risks Related to Our Relationships with RMR LLC, Sonesta and TA.
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
RMR LLC is a majority-owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam Portnoy, as the sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. and is a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. RMR LLC or its subsidiary also acts as the manager to four other Nasdaq listed REITs: OPI, which primarily owns office properties leased to single tenants and high credit quality tenants, including government tenants; ILPT, which owns and leases industrial and logistics properties; DHC, which primarily owns senior living communities, medical office and life science buildings and other healthcare related properties; and TRMT, which focuses on originating and investing in first mortgage whole loans secured by middle market and transitional commercial real estate. RMR LLC also provides services to other publicly and privately owned companies, including: Five Star, which operates senior living communities and provides rehabilitation and wellness services; TA, our largest tenant, which operates and franchises travel centers, standalone truck service facilities and restaurants and of which we owned approximately 8.1% of TA’s outstanding shares as of December 31, 2020; and Sonesta, our largest hotel operator, which operates, manages and franchises hotels, resorts and cruise boats and of which we owned an approximately 34% equity interest as of December 31, 2020. A subsidiary of RMR LLC is an investment adviser to RMRM, which recently converted from a registered investment company to a publicly traded mortgage REIT. Mr. Portnoy serves as chair of the board of trustees or board of directors, as applicable, of DHC, ILPT, OPI, Five Star and TA and as managing director, managing trustee, director or trustee, as applicable, of the companies managed by RMR LLC or its subsidiaries.
John Murray, our other Managing Trustee and our President and Chief Executive Officer, Brian Donley, our Chief Financial Officer and Treasurer, and Todd Hargreaves, our Vice President and Chief Investment Officer, are also officers and employees of RMR LLC. Mr. Murray is also a managing trustee, president and chief executive officer of ILPT. Messrs. Murray, Donley and Hargreaves have duties to RMR LLC, and Mr. Murray has duties to ILPT, as well as to us, and we do not have their undivided attention. They and other RMR LLC personnel may have conflicts in allocating their time and resources between us and RMR LLC and other companies to which RMR LLC or its subsidiaries provide services. Some of our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR LLC or its subsidiaries provide management services.
In addition, we may in the future enter into additional transactions with RMR LLC, its affiliates or entities managed by it or its subsidiaries. In addition to his investments in RMR Inc. and RMR LLC, Adam Portnoy holds equity investments in other companies to which RMR LLC or its subsidiaries provide management services and some of these companies have significant cross ownership interests, including, for example: as of December 31, 2020, Mr. Portnoy beneficially owned, in aggregate, 1.1% of our outstanding common shares, 6.3% of Five Star’s outstanding common stock (including through ABP Trust), 1.2% of ILPT’s outstanding common shares, 1.5% of OPI’s outstanding common shares, 1.1% of DHC’s outstanding common shares, 2.3% of RMRM’s outstanding common shares, 4.5% of TA’s outstanding common shares (including through RMR LLC) and 19.4% of TRMT’s outstanding common shares (including through Tremont Realty Advisors LLC). Our executive officers may also own equity investments in other companies to which RMR LLC or its subsidiaries provide management services. These multiple responsibilities, relationships and cross ownerships may give rise to conflicts of interest or the perception of such conflicts of interest with respect to matters involving us, RMR Inc., RMR LLC, our Managing Trustees, the other companies to which RMR LLC or its subsidiaries provide management services and their related parties. Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.
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
The terms of our management agreements with RMR LLC automatically extend on December 31 of each year so that such terms thereafter end on the 20th anniversary of the date of the extension. We have the right to terminate these agreements: (1) at any time on 60 days’ written notice for convenience, (2) immediately upon written notice for cause, as defined in the agreements, (3) on written notice given within 60 days after the end of any applicable calendar year for a performance reason, as defined in the agreements, and (4) by written notice during the 12 months following a manager change of control, as defined in the agreements. However, if we terminate a management agreement for convenience, or if RMR LLC terminates a management agreement with us for good reason, as defined in such agreement, we are obligated to pay RMR LLC a termination fee in an amount equal to the sum of the present values of the monthly future fees, as defined in the applicable agreement, payable to RMR LLC for the term that was remaining before such termination, which, depending on the time of termination, would be between 19 and 20 years. Additionally, if we terminate a management agreement for a performance reason, as defined in the agreement, we are obligated to pay RMR LLC the termination fee calculated as described above, but assuming a remaining term of 10 years. These provisions substantially increase the cost to us of terminating the management agreements without cause, which may limit our ability to end our relationship with RMR LLC as our manager. The payment of the termination fee could have a material adverse effect on our financial condition, including our ability to pay dividends to our shareholders.
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
Our business dealings with Sonesta and TA comprise a significant part of our business and operations and they may create conflicts of interest or the perception of such conflicts of interest.
Sonesta managed 246 of our hotels as of February 26, 2021. Sonesta is controlled by Adam Portnoy. Mr. Portnoy, Mr. Murray and Jennifer Clark, our Secretary, are directors of Sonesta. Sonesta’s chief executive officer and chief financial officer are also officers of RMR LLC, and other officers and employees of Sonesta are former employees of RMR LLC. We own an approximately 34.0% ownership interest in Sonesta.
TA is our former 100.0% owned subsidiary and our largest tenant, and we are TA’s largest shareholder and landlord. TA was created as a separate public company in 2007 as a result of its spin-off from us. Adam Portnoy, one of our Managing Trustees, serves as the chairman of the board of directors and a managing director of TA and, through RMR LLC, beneficially owns 4.5% of TA’s outstanding common shares. Adam Portnoy is the controlling shareholder, managing director and chief executive officer of RMR Inc., the parent of RMR LLC, which provides management services to both us and TA.
The historical and continuing relationships which we, RMR LLC, Adam Portnoy and certain other officers of RMR LLC have with Sonesta and TA could create, or appear to create, conflicts of interest with respect to matters involving us, the other companies to which RMR LLC or its subsidiaries provide management services and their related parties. As a result of these relationships, our leases with TA and our agreements with Sonesta were not negotiated on an arm’s length basis between unrelated parties, and therefore, while such agreements were negotiated with the use of special committees and disinterested trustees, may not be as favorable to us as they would have been if they were negotiated on an arm’s length basis between unrelated parties.
Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.
We may not realize the benefits we expect from our ownership interest in Sonesta.
We own an approximately 34.0% ownership interest in Sonesta. Risks that we have identified elsewhere in this Risk Factors section, particularly those relating to the hotel industry, are applicable to our ownership of Sonesta shares. In addition, Sonesta is a private company that is majority owned by Adam Portnoy, one of our Managing Trustees, and his affiliates. We have a minority interest in Sonesta, and we will be limited in our ability to direct or influence Sonesta’s corporate level decisions or to affect changes in Sonesta’s business, strategies, operations and management. In addition, Sonesta’s common stock is not publicly traded and our ability to sell our Sonesta shares will be limited. Further, any attempt we may make to sell our Sonesta shares may be unsuccessful and any price that we may be able to realize for those shares may be at a discount due to the minority interest they represent and the lack of an active trading market for those shares. As a result of the foregoing, and for other possible reasons, we may not realize any of the benefits we currently expect from our ownership of Sonesta common stock, we may be prevented from selling our Sonesta common stock and we could incur losses from our ownership of Sonesta common stock, including our proportion of any operating or other losses that Sonesta may realize.
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
Companies with business dealings with related persons and entities may more often be the target of dissident shareholder trustee nominations, dissident shareholder proposals and shareholder litigation alleging conflicts of interest in their business dealings. Our relationships with RMR LLC, TA, Sonesta, the other companies to which RMR LLC or its subsidiaries provide management services, Adam Portnoy and other related persons of RMR LLC may precipitate such activities. Certain proxy advisory firms which have significant influence over the voting by shareholders of public companies have, in the past, recommended, and in the future may recommend, that shareholders vote against the election of our incumbent Trustees, vote against our say on pay vote or other management proposals or vote for shareholder proposals that we oppose. These recommendations by proxy advisory firms have affected the outcomes of past Board of Trustees elections and votes on our say on pay, and similar recommendations in the future would likely affect the outcome of future Board of Trustees elections and votes on our say on pay, which may increase shareholder activism and litigation. These activities, if instituted against us, could result in substantial costs, and diversion of our management’s attention and could have a material adverse impact on our reputation and business.
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
Our declaration of trust and bylaws prohibit any shareholder other than RMR LLC and its affiliates (as defined under Maryland law) and certain persons who have been exempted by our Board of Trustees from owning, directly and by attribution, more than 9.8% of the number or value of shares (whichever is more restrictive) of any class or series of our outstanding shares of beneficial interest, including our common shares. These provisions are intended to, among other purposes, assist with our REIT compliance under the IRC and otherwise promote our orderly governance. However, these provisions may also inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:
•the current division of our Trustees into classes until our 2023 annual meeting of shareholders, with three classes remaining with terms expiring in 2021, 2022 and 2023, respectively (although effective at our 2021 annual meeting of shareholders, Trustees of the class of trustees whose term expires at that meeting or expires at a subsequent annual meeting of shareholders will be elected annually, with all of our Trustees being elected annually as of our 2023 annual meeting of shareholders, and with a majority of our current Trustees having terms expiring at our 2022 annual meeting of shareholders);
•the authority of our Board of Trustees, and not our shareholders, to adopt, amend or repeal our bylaws and to fill vacancies on our Board of Trustees;
•shareholder voting standards which require a supermajority of shares for approval of certain actions;
•the fact that only our Board of Trustees, or, if there are no Trustees, our officers, may call shareholder meetings and that shareholders are not entitled to act without a meeting;
•required qualifications for an individual to serve as a Trustee and a requirement that certain of our Trustees be “Managing Trustees” and other Trustees be “Independent Trustees,” as defined in our governing documents;
•limitations on the ability of our shareholders to propose nominees for election as Trustees and propose other business to be considered at a meeting of our shareholders;

•limitations on the ability of our shareholders to remove our Trustees;
•requirements that shareholders comply with regulatory requirements (including Nevada and Louisiana gaming) affecting us which could effectively limit share ownership of us, including in some cases, to 5% of our outstanding shares;
•the authority of our Board of Trustees to create and issue new classes or series of shares (including shares with voting rights and other rights and privileges that may deter a change in control) and issue additional common shares;
•restrictions on business combinations between us and an interested shareholder that have not first been approved by our Board of Trustees (including a majority of Trustees not related to the interested shareholder); and
•the authority of our Board of Trustees, without shareholder approval, to implement certain takeover defenses.
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
Our declaration of trust limits the liability of our Trustees and officers to us and our shareholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law, our Trustees and officers will not have any liability to us and our shareholders for money damages other than liability resulting from:
•actual receipt of an improper benefit or profit in money, property or services; or
•active and deliberate dishonesty by the Trustee or officer that was established by a final judgment as being material to the cause of action adjudicated.
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

Our bylaws provide that such arbitration proceedings would be conducted in accordance with the procedures of the Commercial Arbitration Rules of the American Arbitration Association, as modified in our bylaws. These procedures may provide materially more limited rights to our shareholders than litigation in a federal or state court. For example, arbitration in accordance with these procedures does not include the opportunity for a jury trial, document discovery is limited, arbitration hearings generally are not open to the public, there are no witness depositions in advance of arbitration hearings and arbitrators may have different qualifications or experiences than judges. In addition, although our bylaws’ arbitration provisions contemplate that arbitration may be brought in a representative capacity or on behalf of a class of our shareholders, the rules governing such representation or class arbitration may be different from, and less favorable to shareholders than, the rules governing representative or class action litigation in courts. Our bylaws also generally provide that each party to such an arbitration is required to bear its own costs in the arbitration, including attorneys’ fees, and that the arbitrators may not render an award that includes shifting of such costs or, in a derivative or class proceeding, award any portion of our award to any shareholder or such shareholder’s attorneys. The arbitration provisions of our bylaws may discourage our shareholders from bringing, and attorneys from agreeing to represent our shareholders wishing to bring, litigation against us or our Trustees, officers, manager, other agents or employees. Our leases with TA and our agreements with RMR LLC and Sonesta have similar arbitration provisions to those in our bylaws.
We believe that the arbitration provisions in our bylaws are enforceable under both state and federal law, including with respect to federal securities laws claims. We are a Maryland REIT and Maryland courts have upheld the enforceability of arbitration bylaws. In addition, the United States Supreme Court has repeatedly upheld agreements to arbitrate other federal statutory claims, including those that implicate important federal policies. However, some academics, legal practitioners and others are of the view that charter or bylaw provisions mandating arbitration are not enforceable with respect to federal securities laws claims. It is possible that the arbitration provisions of our bylaws may ultimately be determined to be unenforceable.
By agreeing to the arbitration provisions of our bylaws, shareholders will not be deemed to have waived compliance by us with federal securities laws and the rules and regulations thereunder.
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a judicial forum they deem favorable for disputes with us or our Trustees, officers, manager, agents or employees.
Our bylaws currently provide that, unless the dispute has been referred to binding arbitration, the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim for breach of a fiduciary duty owed by any Trustee, officer, manager, agent or employee of ours to us or our shareholders; (3) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours arising pursuant to Maryland law, our declaration of trust or bylaws brought by or on behalf of a shareholder, either on his, her or its own behalf, on behalf of us or on behalf of any series or class of shares of beneficial interest of us or shareholders against us or any Trustee, officer, manager, agent or employee of ours, including any disputes, claims or controversies relating to the meaning, interpretation, effect, validity, performance or enforcement of our declaration of trust or bylaws; or (4) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours that is governed by the internal affairs doctrine. Our bylaws currently also provide that the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for any dispute, or portion thereof, regarding the meaning, interpretation or validity of any provision of our declaration of trust or bylaws. The exclusive forum provision of our bylaws does not apply to any action for which the Circuit Court for Baltimore City, Maryland does not have jurisdiction or to a dispute that has been referred to binding arbitration in accordance with our bylaws. The exclusive forum provision of our bylaws does not establish exclusive jurisdiction in the Circuit Court for Baltimore City, Maryland for claims that arise under the Securities Act, the Exchange Act or other federal securities laws if there is exclusive or concurrent jurisdiction in the federal courts. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of beneficial interest shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. The arbitration and exclusive forum provisions of our bylaws may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our Trustees, officers, manager, agents or employees, which may discourage lawsuits against us and our Trustees, officers, manager, agents or employees.
We may change our operational, financing and investment policies without shareholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations.
Our Board of Trustees determines our operational, financing and investment policies and may amend or revise our policies, including our policies with respect to our intention to remain qualified for taxation as a REIT, acquisitions, dispositions, growth, operations, indebtedness, capitalization and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our shareholders. Policy changes could adversely affect the market price of our common shares and our ability to make distributions to our shareholders. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our Board of Trustees may alter or eliminate our current policy on borrowing at any time without shareholder approval. If this policy changes, we could become more highly leveraged, which could result in an increase in our debt service costs. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk.
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
For our TRS arrangements to comply as intended with the REIT qualification and taxation rules under the IRC, a number of requirements must be satisfied, including:
•our TRSs may not directly or indirectly operate or manage a lodging facility, as defined by the IRC;
•the leases to our TRSs must be respected as true leases for federal income tax purposes and not as service contracts, partnerships, joint ventures, financings or other types of arrangements;
•the leased properties must constitute qualified lodging facilities (including customary amenities and facilities) under the IRC;
•our leased properties must be managed and operated on behalf of the TRSs by independent contractors who are less than 35% affiliated with us and who are actively engaged (or have affiliates so engaged) in the trade or business of managing and operating qualified lodging facilities for any person unrelated to us; and
•the rental and other terms of the leases must be arm’s length.
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
Beginning in the second quarter of 2020, we reduced our regular quarterly cash distribution rate on our common shares to $0.01 per share. We currently intend to continue to make regular quarterly distributions to our shareholders at this rate at least through the New Waiver Period and possibly thereafter, subject to applicable REIT tax requirements. However:
•our ability to make or sustain the rate of distributions may continue to be adversely affected by the negative impact of the COVID-19 pandemic and its aftermath on our business, results of operations and liquidity;
•our making of distributions is subject to compliance with restrictions contained in our credit agreement, including being limited to amounts required to maintain our qualification for taxation as a REIT and to avoid the payment of certain income and excise taxes and $0.01 per common share per quarter, and during the continuance of any event of default under our credit agreement, we may be limited or in some cases prohibited from making distributions to our shareholders; and
•the timing and amount of any distributions will be determined at the discretion of our Board of Trustees and will depend on various factors that our Board of Trustees deems relevant, including, but not limited to our FFO and Normalized FFO, requirements to satisfy our REIT distribution requirements, limitations in our credit agreement and public debt covenants, the availability to us of debt and equity capital, our dividend yield, and to the dividend yield of other REITs, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations.
For these reasons, among others, our distribution rate may not increase for an indefinite period or we may cease making distributions to our shareholders.
Further, in order to preserve liquidity, we may elect to pay distributions to our shareholders in part in a form other than cash, such as issuing additional common shares of ours to our shareholders, as permitted by the applicable tax rules.
Further issuances of debt or equity securities may adversely affect our shareholders.
As a REIT, we generally will not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties and fund acquisitions and development or redevelopment efforts, and therefore, our ability to execute our business strategy depends on our access to an appropriate blend of debt financing, which may include secured and unsecured debt, and equity financing, which may include common and preferred shares. The interests of our existing shareholders could be diluted if we issue additional equity securities. In addition, if we decide in the future to issue debt or equity securities that rank senior to our common shares, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Also, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common shares and may result in further dilution to our shareholders. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or even estimate the amount, timing or nature of our future capital offerings. Thus, our shareholders will bear the risk of our future offerings reducing the market price of our common shares and diluting the value of their common shares.
We may use future debt leverage to pay distributions to our shareholders.
If our earnings are at any time insufficient to fund distributions to our shareholders at the level which may in the future be established by our Board of Trustees, we may pay distributions to our shareholders with the proceeds of borrowings or other leverage or from sales of our assets. The use of borrowings or sale proceeds for distributions may dilute our shareholders’ ownership interests in us. In addition, funding distributions to our shareholders from our future borrowings or asset sales may constitute a return of capital to our investors, which would have the effect of reducing our shareholders’ bases in our common shares.

The Notes and the Guarantees are structurally subordinated to the payment of all indebtedness and other liabilities and any preferred equity of our subsidiaries that do not guarantee the 2025 Notes and 2027 Notes.
We are the sole obligor on our outstanding unsecured senior notes and any notes or other debt securities we may issue in the future, or, together with our outstanding unsecured senior notes, the Notes, and our subsidiaries that guarantee the 7.50% senior notes due 2025, or the 2025 Notes, and the 5.50% senior notes due 2027, or the 2027 Notes, are the sole obligors on the guarantees of such notes, or the Guarantees. The subsidiaries that guarantee the 2025 Notes and the 2027 Notes do not currently guarantee any of our other Notes. Our non-guarantor subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Notes or the Guarantees, or to make any funds available therefor, whether by dividend, distribution, loan or other payments. The rights of holders of the Notes to benefit from any of the assets of our non-guarantor subsidiaries are subject to the prior satisfaction of claims of those subsidiaries’ creditors and any preferred equity holders. As a result, the Notes and the Guarantees are, and, except to the extent that future Notes are guaranteed by our non-guarantor subsidiaries, will be, structurally subordinated to all of the debt and other liabilities and obligations of our subsidiaries that do not guarantee the 2025 Notes or 2027 Notes, including guarantees of or pledges under other indebtedness of ours, payment obligations under lease agreements, trade payables and preferred equity. As of December 31, 2020, our non-guarantor subsidiaries had total indebtedness and other liabilities of approximately $36.7 million (including guaranties of other indebtedness and trade payables, but excluding liabilities to us or a subsidiary guarantor).
The Notes and the Guarantees are unsecured and effectively subordinated to all of our and the subsidiary guarantors’ existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.
The outstanding Notes and Guarantees are not secured and any Notes we may issue in the future may not be secured. Upon any distribution to our creditors in a bankruptcy, liquidation, reorganization or similar proceeding relating to us or our property, the holders of our secured debt, including debt under our credit agreement (to the extent debt under our credit agreement is still then secured), will be entitled to exercise the remedies available to a secured lender under applicable law and pursuant to the instruments governing such debt and to be paid in full, from the assets securing that secured debt before any payment may be made with respect to the Notes that are not secured by those assets. In that event, because such Notes and the Guarantees will not be secured by any of our assets, it is possible that there will be no assets from which claims of holders of such Notes can be satisfied or, if any assets remain, that the remaining assets will be insufficient to satisfy those claims in full. If the value of such remaining assets is less than the aggregate outstanding principal amount of such Notes and accrued interest and all future debt ranking equally with such Notes and the Guarantees, we will be unable to fully satisfy our obligations under such Notes. In addition, if we fail to meet our payment or other obligations under our secured debt, the holders of that secured debt would be entitled to foreclose on our assets securing that secured debt and liquidate those assets. Accordingly, we may not have sufficient funds to pay amounts due on such Notes. As a result, noteholders may lose a portion or the entire value of their investment in such Notes. Further, the terms of the outstanding Notes and the Guarantees permit, and the terms of any Notes we may issue in the future may permit, us to incur additional secured indebtedness subject to compliance with certain debt ratios. The Notes and the Guarantees will be effectively subordinated to any such additional secured indebtedness. As of February 26, 2021, our secured debt included outstanding borrowings under our revolving credit facility of $1.0 billion, which is secured by pledges of equity in certain subsidiaries that own properties.
Federal and state statutes allow courts, under specific circumstances, to void guarantees and require holders of notes to return payments received from guarantors.
Under the federal bankruptcy law and comparable provisions of state fraudulent transfer laws, a guarantee of the 2025 Notes and 2027 Notes (or any future Notes that are guaranteed by our subsidiaries) could be voided, or claims in respect of a guarantee could be subordinated to all other debts of that guarantor if, among other things, the guarantor, at the time it incurred the debt evidenced by its guarantee:
•received less than reasonably equivalent value or fair consideration for the incurrence of such guarantee; and
•was insolvent or rendered insolvent by reason of such incurrence;
•was engaged in a business or transaction for which the guarantor’s remaining assets constituted unreasonably small capital; or
•intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature.
In addition, any payment by that guarantor pursuant to its guarantee could be voided and required to be returned to the guarantor, or to a fund for the benefit of our creditors or the creditors of the guarantor.

The measures of insolvency for purposes of these fraudulent transfer laws will vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, a guarantor would be considered insolvent if:
•the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all of its assets;
•the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or
•it could not pay its debts as they become due.
We cannot be sure as to what standard a court would apply in making these determinations. In addition, each Guarantee contains, and any future guarantees may contain, a provision intended to limit the guarantor’s liability to the maximum amount that it could incur without causing the incurrence of obligations under its guarantee to be a fraudulent transfer. This provision may not be effective to protect the Guarantees or any future guarantees from being voided under fraudulent transfer laws, or may eliminate the guarantor’s obligations or reduce the guarantor’s obligations to an amount that effectively makes the guarantee worthless.
There is no public market for the Notes, and one may not develop, be maintained or be liquid.
We have not applied for listing of the Notes on any securities exchange or for quotation on any automatic dealer quotation system, and we may not do so for Notes issued in the future. We can give no assurances concerning the liquidity of any market that may develop for such Notes, the ability of any holder to sell such Notes or the price at which holders would be able to sell such Notes. If a market for such Notes does not develop, holders may be unable to resell such Notes for an extended period of time, if at all. If a market for such Notes does develop, it may not continue or it may not be sufficiently liquid to allow holders to resell such Notes. Consequently, holders of the Notes may not be able to liquidate their investment readily, and lenders may not readily accept such Notes as collateral for loans.
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
The outstanding Notes are rated by two rating agencies and any Notes we may issue in the future may be rated by one or more rating agencies. These credit ratings are continually reviewed by rating agencies and may change at any time based upon, among other things, our results of operations and financial condition. In August 2020, S&P downgraded our issuer credit rating to BB- and the credit ratings on our Notes to BB. Also in November 2020, Moody’s downgraded our senior unsecured rating to Ba2.
Negative changes in the ratings assigned to our debt securities could have an adverse effect on the market price of the Notes and our cost and availability of capital, which could in turn have a material adverse effect on our results of operations and our ability to satisfy our debt service obligations.
Some or all of the Guarantees may be released automatically.
A subsidiary guarantor may be released from its Guarantee under certain circumstances. Such release may occur at any time upon a sale, disposition or transfer, in compliance with the provisions of the indenture relating to the 2025 Notes and 2027 Notes, of the capital stock of such subsidiary guarantor or of substantially all of the assets of such subsidiary guarantor, or if such subsidiary guarantor becomes an Excluded Subsidiary or a Foreign Subsidiary, as defined in our credit agreement. In particular, under certain circumstances, including, if we borrow additional amounts under our credit agreement that would result in the Collateral Coverage Ratio (as defined in our credit agreement) under our credit agreement exceeding 50%, we would be required to pledge the equity of additional subsidiaries under our credit agreement. If, as a result of such requirement, we pledge the equity of any of our subsidiaries that initially guarantees the 2025 Notes and 2027 Notes, such subsidiary will be an Excluded Subsidiary and the subsidiary Guarantee of such subsidiary guarantor will be automatically terminated and released upon such pledge. In addition, if the 2025 Notes and 2027 Notes have a rating equal to or higher than Baa2 (or the equivalent) by Moody’s or BBB (or the equivalent) by S&P and at such time no default or event of default under the indenture governing the 2025 Notes and 2027 Notes has occurred and is continuing, the Guarantees and all other obligations of the subsidiary guarantors under the indenture will automatically terminate and be released. Accordingly, the 2025 Notes and 2027 Notes may not at all times be guaranteed by some or all of the subsidiaries which will guarantee the 2025 Notes and 2027 Notes on the date they are initially issued.
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
As with other publicly traded equity securities and REIT securities, the value of our common shares and other securities depends on various market conditions that are subject to change from time to time, including:
•the extent of investor interest in our securities;
•the general reputation of REITs and externally managed companies and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate based companies or by other issuers less sensitive to rises in interest rates;
•our underlying asset value;
•investor confidence in the stock and bond markets, generally;
•market interest rates;
•national economic conditions;
•changes in tax laws;
•changes in our credit ratings;
•general market conditions, including factors unrelated to our operating performance; and
•perception of our environmental, social and governance policies relative to other companies.
We believe that one of the factors that investors consider important in deciding whether to buy or sell equity securities of a REIT is the distribution rate, considered as a percentage of the price of the equity securities, relative to market interest rates. Interest rates have been at historically low levels for an extended period of time. There is a general market perception that REIT shares outperform in low interest rate environments and underperform in rising interest rate environments when compared to the broader market. The U.S. Federal Reserve has indicated that it does not expect to raise interest rates in response to the COVID-19 pandemic and current market conditions until at least the end of 2023. There can be no assurance, however, that the U.S. Federal Reserve will not raise rates prior to that time. If the U.S. Federal Reserve increases interest rates or if there is a market expectation of such increases, prospective purchasers of REIT equity securities may want to achieve a higher distribution rate. Thus, higher market interest rates, or the expectation of higher interest rates, could cause the value of our securities to decline.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
At December 31, 2020, we owned 310 hotels and 799 retail net lease properties. The following tables summarize certain information about our properties as of December 31, 2020 (dollars in thousands).

	Hotels			Net Lease			All Properties
	Number of Properties	Undepreciated Carrying Value	Depreciated Carrying Value	Number of Properties	Undepreciated Carrying Value	Depreciated Carrying Value	Total Number of Properties	Total Undepreciated Carrying Value	Total Depreciated Carrying Value
Location of Properties

United States:
Alabama	—	$—	$—	1	$3,716	$3,307	1	$3,716	$3,307
Alaska	6	50,060	33,617	32	128,850	92,968	38	178,910	126,585
Arizona	—	—	—	18	117,022	69,182	18	117,022	69,182
Arkansas	15	214,740	133,921	25	224,885	156,437	40	439,625	290,358
California	36	1,004,585	691,544	22	234,316	190,773	58	1,238,901	882,317
Colorado	5	144,210	105,363	8	98,346	80,116	14	242,556	185,479
Connecticut	—	—	—	3	33,203	12,962	3	33,203	12,962
Delaware	2	32,394	22,326	—	—	—	2	32,394	22,326
Florida	13	281,258	180,625	48	221,303	169,787	62	502,561	350,412
Georgia	21	460,052	325,394	74	240,927	189,991	95	700,979	515,385
Hawaii	1	92,142	47,119	—	—	—	1	92,142	47,119
Idaho	2	17,688	8,681	15	34,028	28,352	17	51,716	37,033
Illinois	—	—	—	2	20,216	14,707	2	20,216	14,707
Indiana	13	425,429	327,110	59	252,515	206,572	73	677,944	533,682
Iowa	3	34,216	16,974	43	202,073	164,965	46	236,289	181,939
Kansas	4	31,009	17,276	6	38,818	33,931	10	69,827	51,207
Kentucky	—	—	—	14	68,696	45,893	15	68,696	45,893
Louisiana	3	243,053	185,582	12	124,473	76,751	15	367,526	262,333
Maryland	13	300,166	201,869	—	—	—	13	300,166	201,869
Massachusetts	7	148,678	93,911	9	67,195	42,574	17	215,873	136,485
Michigan	10	87,942	57,777	53	106,598	87,714	63	194,540	145,491
Minnesota	5	128,558	102,675	12	70,717	66,652	17	199,275	169,327
Mississippi	7	183,217	144,507	26	110,087	81,754	33	293,304	226,261
Missouri	—	—	—	5	29,478	18,154	5	29,478	18,154
Nebraska	11	158,243	113,734	17	68,234	51,755	30	226,477	165,489
Nevada	1	8,486	6,154	5	45,014	18,448	6	53,500	24,602
New Hampshire	—	—	—	1	3,476	3,275	1	3,476	3,275
New Jersey	15	272,265	183,061	3	95,908	59,502	18	368,173	242,563
New Mexico	2	27,036	13,725	16	129,052	75,307	18	156,088	89,032
New York	—	—	—	1	6,172	3,903	1	6,172	3,903
North Carolina	3	53,978	32,959	6	160,532	112,987	9	214,510	145,946
North Dakota	5	90,785	66,339	9	49,941	35,272	14	140,726	101,611
Ohio	10	174,564	137,799	41	281,602	204,529	52	456,166	342,328
Oklahoma	3	27,523	20,737	13	70,109	60,819	16	97,632	81,556
Oregon	1	117,341	99,352	7	78,915	66,892	8	196,256	166,244
Pennsylvania	10	168,053	112,055	29	186,212	128,205	40	354,265	240,260
Rhode Island	2	29,595	19,948	—	—	—	2	29,595	19,948
South Carolina	3	61,656	41,665	17	100,457	76,933	20	162,113	118,598
Tennessee	9	165,330	93,752	40	121,133	88,447	51	286,463	182,199
Texas	35	477,422	281,986	59	485,607	320,007	94	963,029	601,993
Utah	2	65,931	34,149	3	20,221	9,965	5	86,152	44,114
Vermont	11	135,197	83,744	18	83,546	62,713	29	218,743	146,457
Virginia	1	14,645	11,225	—	—	—	1	14,645	11,225
Washington	8	211,638	159,198	4	24,187	19,232	12	235,825	178,430
West Virginia	2	45,347	37,000	5	14,425	9,982	7	59,772	46,982
Wisconsin	1	10,248	5,615	5	14,887	12,183	6	25,135	17,798
Wyoming	—	—	—	7	82,346	44,878	7	82,346	44,878
	301	6,194,680	4,250,468	793	4,549,438	3,298,776	1,105	10,744,118	7,549,244
Other:
Washington, DC	1	144,178	138,411	—	—	—	1	144,178	138,411
Ontario, Canada	2	52,647	33,932	—	—	—	2	52,647	33,932
Puerto Rico	1	221,329	160,575	—	—	—	1	221,329	160,575
	4	418,154	332,918	—	—	—	4	418,154	332,918
Total	305	$6,612,834	$4,583,386	793	$4,549,438	$3,298,776	1,109	$11,162,272	$7,882,162

	Hotels			Net Lease			All Properties
	Number of Properties	Undepreciated Carrying Value	Depreciated Carrying Value	Number of Properties	Undepreciated Carrying Value	Depreciated Carrying Value	Total Number of Properties	Total Undepreciated Carrying Value	Total Depreciated Carrying Value
Location of Properties

Held For Sale:
Colorado	—	$—	$—	1	$4,061	$1,232	1	$4,061	$1,232
Florida	1	4,445	2,708	—	—	—	1	4,445	2,708
Illinois	—	—	—	1	218	218	1	218	218
Kentucky	1	3,138	1,763	—	—	—	1	3,138	1,763
Maryland	—	—	—	1	692	284	1	692	284
North Carolina	2	7,443	4,332	—	—	—	2	7,443	4,332
Ohio	1	3,542	1,896	—	—	—	1	3,542	1,896
Pennsylvania	—	—	—	1	1,107	382	1	1,107	382
Tennessee	—	—	—	2	2,369	728	2	2,369	728
Total	5	$18,568	$10,699	6	$8,447	$2,844	11	$27,015	$13,543
At December 31, 2020, 14 of our hotels were on land we leased partially or entirely from unrelated third parties. The average remaining term of the ground leases (including renewal options) is approximately 36 years (range of 14 to 67 years). Ground rent payable under nine of the ground leases is generally calculated as a percentage of hotel revenues. Twelve (12) of the 14 ground leases require annual minimum rents averaging $260 per year; future rents under two ground leases have been prepaid. Pursuant to the terms of our management agreements and leases, payments of ground lease obligations are generally made by our hotel managers or tenants. However, if a hotel manager or tenant did not perform obligations under a ground lease or elected not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge, sale or transfer of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.
At December 31, 2020, 17 of our net lease properties were on land we leased partially or entirely from unrelated third parties. The average remaining term of the ground leases (including renewal options) is approximately 11 years (range of 1 year to 30 years). Ground rent payable under the ground leases is generally a fixed amount, averaging $485 per year. Payments of these ground lease obligations are made by our tenants. However, if our tenants did not perform obligations under a ground lease or elected not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge, sale or transfer of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.
The aggregate depreciated carrying value of our properties subject to ground leases was as follows at December 31, 2020 (in thousands):

14 hotels (1)	$188,366
17 net lease (2)	67,180
Total	$255,546
(1)Two of these hotels with a depreciated carrying value totaling $60,280 are partially on land we lease from unrelated third parties. The leased land is generally used for parking. We believe these two hotels would be operable without the leased land.
(2)Three of these net lease properties with a depreciated carrying value totaling $29,256 are partially on land we lease from unrelated third parties. The leased land is generally used for additional parking or storm water runoff; however, certain building structures for one of these three net lease properties are located on leased land. We believe these three net lease properties would be operable without the leased land, although we would have to remove the part of the building structure that is located on the leased land and might replace that structure with a new building on land we own.
Item 3. Legal Proceedings
From time to time, we may become involved in litigation matters incidental to the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, we are currently not a party to any litigation which we expect to have a material adverse effect on our business.

On December 3, 2020, two of our subsidiaries, HPT CY TRS, Inc. and HPT TRS MRP, Inc., initiated arbitration proceedings against Marriott and several of its subsidiaries, or together, the Marriott Parties, that operated 122 of our hotels pursuant to a series of agreements. Because the Marriott Parties failed to make payments to us to satisfy the 80% Post-Guaranty Termination Threshold, as defined in the agreement, on October 6, 2020, we sent the Marriott Parties a notice of termination effective January 31, 2021. We have transferred the branding and management of 87 of these hotels to Sonesta and expect to transfer 10 additional hotels in March 2021. The Marriott Parties challenged the efficacy of the termination, so we initiated arbitration to ensure that an orderly transfer of branding and management to Sonesta occurred. We entered an agreement with the Marriott Parties regarding 16 hotels we previously agreed to sell, pursuant to which we agreed to have these hotels remain Marriott branded hotels until the arbitration is resolved. The Marriott Parties also challenged the classification of certain payments made to us during 2020 and asserted we need to refund cash advances Marriott paid us for our minimum returns of approximately $19.1 million. We are also seeking repayment of certain working capital advances we made to Marriott under the applicable management agreements.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares are traded on Nasdaq (symbol: SVC). As of February 22, 2021, there were 439 shareholders of record of our common shares.
Our current cash distribution rate to common shareholders is $0.01 per share per quarter, or $0.04 per share per year. However, the timing, amount and form of future distributions will be determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our results of operations, our financial condition, requirements to maintain our qualification for taxation as a REIT, limitations in our credit agreement, the availability to us of debt and equity capital, our expectations of our future capital requirements and operating performance, including our FFO and our Normalized FFO and other factors deemed relevant by our Board of Trustees in its discretion. Therefore, we cannot be sure that we will continue to pay distributions in the future or that the amount of any distributions we do pay will not decrease.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Part IV, Item 15 of this Annual Report on Form 10-K.
Overview (dollar amounts in thousands, except share amounts and per room hotel data)
We are a REIT organized under the laws of the State of Maryland. As of December 31, 2020, we owned 1,109 properties in 47 states, Washington D.C., Canada and Puerto Rico.
Business Environment and Outlook. The COVID-19 pandemic has severely impacted the industries in which our operators conduct business. Our business is focused on lodging and service retail properties, which have been some of the industries most severely and negatively impacted by the effects of the pandemic. These conditions have materially and adversely impacted our business, operations, financial results and liquidity. In particular, a variety of factors related to the COVID-19 pandemic have caused, and are expected to continue to cause, a decline in the lodging industry. Although there were positive economic trends seen during the second and third quarters of 2020, due to recent surges in COVID-19 cases, a slow rollout of vaccinations and the uncertainty surrounding the public’s acceptance of such vaccinations, we currently expect the eventual recovery in the lodging and other industries our tenants operate will not likely occur until the second half of 2021, and will most likely be gradual and the impact on specific markets and industries will be uneven. We believe the lodging industry outlook will continue to be weighed down by the slow return of corporate and group travel, as businesses likely will remain cautious. In addition, consumer confidence and leisure demand will continue to be affected by unemployment, perceptions of the safety of returning to normal activities and leisure travel and broader macroeconomic trends.
We believe that our current financial resources and our expectations as to the future performance of the lodging industry and the industries in which our net lease retail tenants operate will enable us to withstand the COVID-19 pandemic and its aftermath. As of February 26, 2021, we have:
•received waivers of compliance with the then-existing financial covenants under our credit agreement to ensure we had access to undrawn amounts under our revolving credit facility, subject to minimum liquidity requirements;
•reduced our quarterly cash distributions on our common shares to $0.01 per share, a savings of approximately $87,220 per quarter compared to prior distribution levels;
•raised $1,229,950 of net proceeds from the issuance of new senior notes;
•repaid our $400,000 term loan;
•repaid our $400,000 of 4.25% senior notes due 2021;
•raised $167,542 in net proceeds from asset sales and have entered agreements to sell additional properties for an aggregate sales price of $24,313, excluding closing costs;
•borrowed the remaining $972,793 of capacity under our revolving credit facility in January 2021 as a precautionary measure to preserve financial flexibility;
•been in regular, frequent contact with our hotel managers to implement cost savings measures to minimize losses and preserve liquidity, including agreeing to temporary closures of certain hotels, the reduction of hotel operating staff and certain other measures; and
•communicated with many of our net lease retail tenants regarding their operation of our properties in the current challenging economic conditions, and provided rent deferrals to certain tenants that are generally payable in installments beginning in the third quarter of 2020 and, in some cases, we have restructured our tenants’ leases.
We have no debt maturities during the remainder of 2021 and our next debt maturity is in August 2022.
For further discussion of and the risks relating to the COVID-19 pandemic on us and our business, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements,” Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.”

Management agreements and leases. At December 31, 2020, we owned 310 hotels operated under seven agreements. We leased 305 of these hotels to our wholly owned TRSs that are managed by hotel operating companies. We have entered an agreement to sell five additional hotels and we have entered into a short term lease with the buyer for these hotels. Our consolidated statements of comprehensive income (loss) include hotel operating revenues and hotel operating expenses of our managed hotels and rental income and other operating expenses from our leased hotels and net lease properties.
Hotel agreements. We terminated our agreement with IHG due to IHG’s failure to pay minimum returns and rents due to us, and transferred the branding and management of 102 of the 103 hotels managed by IHG to Sonesta during the fourth quarter of 2020.
We sent notices to Marriott terminating our agreement for its failure to cover the cumulative shortfalls between the payments we received and 80% of the cumulative priority returns due during 2020. We are in dispute with Marriott and have submitted various claims for arbitration, including regarding the timing and characterization of certain minimum return advances made to us and the validity of the timing of the termination of the Marriott agreements. Despite the arbitration claims, we and Marriott agreed to an orderly transition and we transferred the branding and management of nine hotels managed by Marriott to Sonesta in December 2020 and 78 hotels managed by Marriott to Sonesta in February 2021. We expect to transfer 10 additional Marriott hotels to Sonesta in March 2021. For further discussion of the arbitration matters, see Part 1, Item 3, “Legal Proceedings” and “Risk Factors—Risks Related to Our Business—We are a party to arbitration proceedings, which could adversely affect our financial results and/or distract our management” and Note 5 to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K.
In January 2021, we received a notice of termination from Hyatt with respect to our management agreement with it for 22 hotels as a result of the guarantee being exhausted. We are currently in discussions regarding possible changes to the management agreement that may result in some or all of the hotels remaining Hyatt managed. However, if such discussions do not result in a mutually acceptable agreement, we expect to transition management of the 22 hotels to Sonesta in April 2021.
Hotel portfolio. As of December 31, 2020, we owned 310 hotels. In 2020, the U.S. hotel industry generally realized decreases in ADR, revenue per available room, or RevPAR, and occupancy compared to 2019. During the year ended December 31, 2020, our 285 comparable hotels that we owned continuously since January 1, 2019 produced aggregate year over year decreases in ADR and RevPAR and a decline in occupancy. We believe these results are primarily due to the disruption and displacement at certain of our hotels as a result of the COVID-19 pandemic, including significant decreases in business and leisure activity in areas where some of our hotels are located, partially offset by increased demand from first responders, medical personnel and people seeking safe locations for quarantine or to remain socially distanced, particularly in our long-term or extended stay properties.
For the year ended December 31, 2020 compared to the year ended December 31, 2019 for our 285 comparable hotels that we owned continuously since January 1, 2019, ADR decreased 20.6% to $96.18, occupancy decreased 28.7 percentage points to 44.8% and RevPAR decreased 51.6% to $43.09.
For the year ended December 31, 2020 compared to the year ended December 31, 2019 for all our 310 hotels, ADR decreased 23.0% to $100.77, occupancy decreased 31.0 percentage points to 42.0% and RevPAR decreased 55.7% to $42.32.
Comparable hotels data. We present RevPAR, ADR and occupancy for the periods presented on a comparable basis to facilitate comparisons between periods. We generally define comparable hotels as those that were owned by us and were open and operating for the entire periods being compared. For the years ended December 31, 2020 and 2019, we excluded 25 hotels from our comparable results. Three of these hotels were not owned for the entire periods, three were closed for major renovations and 19 suspended operations as a result of the COVID-19 pandemic during part of the periods presented.
Net Lease Portfolio. As of December 31, 2020, we owned 799 service-oriented retail properties with 13,455,405 square feet and annual minimum rent of $369,593, and 170 tenants subject to “triple net” leases, where the tenants are generally responsible for payment of operating expenses and capital expenditures. Our net lease portfolio was 98.7% occupied as of December 31, 2020 with a weighted (by annual minimum rent) lease term of 10.9 years, operating under 127 brands in 22 distinct industries. TA is our largest tenant. As of December 31, 2020, we leased 179 of our travel centers to TA under five leases that expire between 2029 and 2035 and require annual minimum rents of $246,110.
Additional details of our hotel operating agreements and net lease agreements are set forth in Notes 5 and 9 to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K.

Acquisition Activities. On September 20, 2019, as part of the SMTA Transaction, we acquired 767 properties with 12.4 million rentable square feet for an aggregate transaction value of $2,482,382. The portfolio consisted of 767 service-oriented retail properties net leased to tenants in 23 distinct industries and 163 brands including quick service and casual dining restaurants, movie theaters, health and fitness, grocery stores, automotive parts and services and other service-oriented and necessity-based industries across 45 states. On March 12, 2020, we acquired three net lease properties with an aggregate of 6,696 square feet for a purchase price of $7,071 excluding closing costs in a single transaction.
Disposition Activities. During the year ended December 31, 2019, we sold 130 net lease properties that we acquired in the SMTA Transaction in 28 states with 2,773,241 square feet for an aggregate sales price of $513,012, excluding closing costs. During the year ended December 31, 2020, we sold 18 hotels with 2,046 rooms for an aggregate sales price of $85,787, excluding closing costs. Also during the year ended December 31, 2020, we sold 21 net lease properties with an aggregate of 1,375,483 rentable square feet for an aggregate sales price of $88,385, excluding closing costs, in 21 separate transactions.
We have entered into agreements to sell five hotels with 430 rooms in four states for an aggregate sales price of $22,263, excluding closing costs, and three net lease properties with an aggregate of 38,942 rentable square feet in two states for an aggregate sales price of $2,050, excluding closing costs. We currently expect the sales of these properties to be completed by the end of the second quarter of 2021. We expect to use the net sales proceeds from any properties sold to repay outstanding indebtedness.

Results of Operations (amounts in thousands, except per share amounts)
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

	For the Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2020	2019
Revenues:
Hotel operating revenues	$875,098	$1,989,173	$(1,114,075)	(56.0)%
Rental income - hotels	2,271	20,985	(18,714)	(89.2)%
Rental income - net lease portfolio	387,684	301,251	86,433	28.7%
Total rental income	389,955	322,236	67,719	21.0%
FF&E reserve income	201	4,739	(4,538)	(95.8)%

Expenses:
Hotel operating expenses	697,904	1,410,927	(713,023)	(50.5)%
Other operating expenses	15,208	8,357	6,851	82.0%
Depreciation and amortization - hotels	263,673	268,088	(4,415)	(1.6)%
Depreciation and amortization - net lease portfolio	235,235	160,360	74,875	46.7%
Total depreciation and amortization	498,908	428,448	70,460	16.4%
General and administrative	50,668	54,639	(3,971)	(7.3)%
Transaction related costs	—	1,795	(1,795)	(100.0)%
Loss on asset impairment	55,756	39,296	16,460	41.9%
Gain on sale of real estate, net	2,261	159,535	(157,274)	(98.6)%
Dividend income	—	1,752	(1,752)	(100.0)%
Gain on insurance settlement	62,386	—	62,386	n/m
Unrealized gains (losses) on equity securities, net	19,882	(40,461)	60,343	n/m
Interest income	284	2,215	(1,931)	(87.2)%
Interest expense	(306,490)	(225,126)	(81,364)	36.1%
Loss on early extinguishment of debt	(9,394)	(8,451)	(943)	11.2%
Income (loss) before income taxes and equity earnings (losses) of an investee	(284,261)	262,150	(546,411)	n/m
Income tax expense	(17,211)	(2,793)	(14,418)	n/m
Equity in earnings (losses) of an investee	(9,910)	393	(10,303)	n/m
Net income (loss)	$(311,382)	$259,750	$(571,132)	n/m

Weighted average shares outstanding (basic)	164,422	164,312	110	0.1%
Weighted average shares outstanding (diluted)	164,422	164,340	82	n/m

Net income (loss) per common share: (basic and diluted)	$(1.89)	$1.58	$(3.47)	n/m
References to changes in the income and expense categories below relate to the comparison of consolidated results for the year ended December 31, 2020, compared to the year ended December 31, 2019. For a comparison of consolidated results for the year ended December 31, 2019 compared to the year ended December 31, 2018 please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Hotel operating revenues. The decrease in hotel operating revenues is a result of decreased revenues at certain of our managed hotels primarily as a result of lower occupancies and lower ADR resulting from the COVID-19 pandemic ($1,110,859) and our hotel dispositions in 2020 ($18,142), partially offset by the conversion of one hotel from a leased to managed property ($14,926). Additional operating statistics of our hotels are included in the tables on page 81.

Rental income - hotels. The decrease in rental income - hotels is primarily a result of the conversion of one hotel from a leased to managed property during the 2019 period ($11,934), the termination of the lease for 48 vacation units at one hotel during 2020 ($4,144) and IHG’s default on the lease covering one hotel in San Juan, Puerto Rico ($2,636). Rental income - hotels for the 2020 and 2019 periods include $1,897 and $985, respectively, of adjustments to record rent on a straight-line basis.
Rental income - net lease portfolio. The increase in rental income - net lease portfolio is primarily a result of rents from properties we acquired pursuant to the SMTA Transaction ($86,433). We increased rental income by $1,183 and reduced rental income by $9,734 for the 2020 and 2019 periods, respectively, to record scheduled rent increases under certain leases, the deferred rent obligations payable to us under our TA leases and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks on a straight line basis. Rental income for 2020 and 2019 includes $3,277 and $4,238, respectively, of percentage rental income.
FF&E Reserve income. FF&E reserve income represents amounts paid by certain of our hotel tenants into restricted accounts owned by us to accumulate funds for future capital expenditures. The terms of our hotel leases require these amounts to be calculated as a percentage of total sales at our hotels. We do not report the amounts, if any, which are escrowed as FF&E reserves for our managed hotels as FF&E reserve income. The decrease in FF&E reserve income is the result of our conversion of one hotel from leased to managed, decreased sales at one leased hotel in 2020 and the suspension of FF&E reserves for part of 2020.
Hotel operating expenses. The decrease in hotel operating expenses is a result of a decrease in wage and benefit costs, sales and marketing expenses and other operating costs at certain of our managed hotels ($316,294), a decrease in occupancy at certain managed hotels primarily driven by the COVID-19 pandemic ($205,899), an increase in the amount of guaranty and security deposit utilization under certain of our hotel management agreements ($203,119), our hotel dispositions in 2020 ($14,863), a decrease in real estate taxes at certain of our hotels ($2,875), and a decrease in the amount of guaranty and security deposit replenishments under certain of our hotel management agreements ($734), partially offset by the conversion of one hotel from a leased to managed property during the 2020 period ($15,661) and for hotel manager transition related costs resulting from the rebranding of 115 hotels during the 2020 period ($15,100). Certain guarantees and security deposits which have been applied to past payment deficits may be replenished from a share of subsequent cash flows from the applicable hotel operations pursuant to the terms of the respective operating agreements. When our guarantees and our security deposits are replenished by cash flows from hotel operations, we reflect such replenishments in our consolidated statements of comprehensive income (loss) as an increase to hotel operating expenses. When our guarantees and security deposits are utilized to cover shortfalls of hotels’ cash flows from the minimum payments due to us, we reflect such utilizations in our consolidated statements of comprehensive income (loss) as a decrease to hotel operating expenses. The net decrease to hotel operating expenses was $235,522 and $29,162 in 2020 and 2019, respectively, as a result of such utilization. See “Impact of COVID-19” included in Part I, Item 1 of this Annual Report on Form 10-K for a discussion of the current status of our security deposits and guarantees.
Other operating expenses. The increase in other operating expenses is a result of operating expenses we pay at certain properties we acquired as part of the SMTA Transaction in 2019 being reflected for a full year in 2020 compared to the partial year in 2019.
Depreciation and amortization - hotels. The decrease in depreciation and amortization - hotels is a result of our depreciable assets becoming fully depreciated since January 1, 2019 ($21,267), partially offset by depreciation and amortization of improvements acquired with funds from our FF&E reserves or directly funded by us since January 1, 2019 ($15,803) and our hotel acquisitions since January 1, 2019 ($1,049).
Depreciation and amortization - net lease portfolio. The increase in depreciation and amortization - net lease portfolio is primarily a result of the depreciation and amortization of properties we acquired as part of the SMTA Transaction ($76,557), partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2019.
General and administrative. The decrease in general and administrative costs is primarily due to a decrease in business management fees ($4,776) as a result of a decrease in our share price, partially offset by an increase in professional service expense ($805).
Transaction related costs. Transaction related costs represent costs related to our exploration of possible financing transactions.

Loss on asset impairment. We recorded a $55,756 loss on asset impairment during 2020 to reduce the carrying value of 18 hotels and 13 net lease properties to their estimated fair value less costs to sell. We recorded a $39,296 loss on asset impairment during 2019 to reduce the carrying value of two hotels and 19 net lease properties to their estimated fair value less costs to sell.
Gain on sale of real estate, net. We recorded a $2,261 net gain on sale of real estate in 2020 in connection with the sales of 18 hotels and 21 net lease properties and a $159,535 gain on sale of real estate in 2019 in connection with the sales of 20 travel centers.
Dividend income. Dividend income represents the dividends we received from our former investment in RMR Inc.
Gain on insurance settlement. We recorded a $62,386 gain on insurance settlement in 2020 as a result of insurance proceeds received for our leased hotel in San Juan, PR related to Hurricane Maria. Under GAAP, we were required to increase the building basis of our San Juan hotel for the amount of the insurance proceeds.
Unrealized gains (losses) on equity securities, net. Unrealized gains (losses) on equity securities, net represent the adjustments required to adjust the carrying value of our investments in RMR Inc., which we sold in July 2019, and TA common shares to their fair values during the applicable periods.
Interest income. The decrease in interest income is due to lower interest rates and restricted cash balances in 2020.
Interest expense. The increase in interest expense is due to higher average outstanding borrowings and a higher average interest rate in 2020.
Loss on early extinguishment of debt. We recorded a loss of $9,394 on early extinguishment of debt, net of unamortized discounts and debt issuance costs in 2020 related to our repayment of certain debt. We recorded a loss of $8,451 on early extinguishment of debt in 2019 resulting from the termination of a term loan commitment we arranged in connection with the SMTA Transaction.
Income tax expense. We recorded a $13,850 deferred tax liability as a result of the book value tax basis difference related to the accounting of an insurance settlement in 2020. See Note 4 to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for further information regarding this insurance settlement.
Equity in earnings (losses) of an investee. Equity in earnings (losses) of an investee represents our proportionate share of the earnings or losses of Sonesta and Affiliates Insurance Company.
Net income (loss). Our net income (loss), net income (loss) per common share (basic and diluted) each decreased in 2020 compared to 2019 primarily due to the revenue and expense changes discussed above.
Liquidity and Capital Resources (dollar amounts in thousands, except share amounts)
Our Managers and Tenants
As of December 31, 2020, 305 of our hotels were included in one of six hotel agreements and were managed by hotel operating companies. We have entered into an agreement to sell five hotels and we have entered into a short term lease with the buyer of the hotels until the sale date. Our 799 net lease properties were leased to 170 tenants as of December 31, 2020. The costs of operating and maintaining our properties are generally paid by the hotel managers as agents for us or by our tenants for their own account. Our hotel managers and tenants derive their funding for property operating expenses and for returns and rents due to us generally from property operating revenues and, to the extent that these parties themselves fund our minimum returns and rents, from their separate resources. As of December 31, 2020, our hotel managers included Sonesta (168 hotels), Marriott (105 hotels), Hyatt (22 hotels), Radisson (nine hotels) and IHG (one hotel). TA is our largest tenant (179 travel centers).
The COVID-19 pandemic has had a material and adverse effect on the lodging and service industries and our hotel managers’ and tenants’ businesses. Certain of our tenants’ businesses have been materially and adversely impacted by the COVID-19 pandemic, which may reduce their ability or willingness to pay us our minimum returns and rents, increase the likelihood they will default in paying us returns and rent and reduce the value of those properties.
We continue to carefully monitor the developments of the COVID-19 pandemic and its impact on our operators and tenants and our other stakeholders. As a result of the depressed activity at our hotels and expected losses, several of our hotel operators requested working capital advances from us to pay operating expenses. During the year ended December 31, 2020, we advanced $123,475 of working capital to certain of our hotel operators to cover projected operating losses. We advanced $44,859 to Sonesta, $37,000 to IHG, $30,000 to Marriott, $7,916 to Wyndham and $3,700 to Hyatt. We may receive requests for working capital advances in 2021 if lodging activity continues to be depressed. Generally, funding of operating losses or working capital advances are reimbursable to us from a share of future cash flows from the applicable hotel operations in excess of the minimum returns due to us and certain fees to the manager pursuant to the terms of the respective agreements.
On February 27, 2020, we entered into a transaction agreement with Sonesta pursuant to which we and Sonesta restructured our business arrangements with respect to our hotels then managed by Sonesta as follows:
•we and Sonesta had agreed to sell, rebrand or repurpose our 39 extended stay hotels then managed by Sonesta. We have since decided not to pursue the sale of these 39 hotels based on market conditions and the improved relative performance of these hotels during the pandemic;
•the annual minimum returns due for the 14 full-service hotels that Sonesta then managed and continues to manage were reduced from $99,013 to $69,013 as of that date;
•Sonesta issued to us a number of its shares of common stock representing approximately (but not more than) 34% of its outstanding shares of common stock (post-issuance) and we entered into a stockholders agreement with Sonesta, Adam Portnoy and the other stockholder of Sonesta, and a registration rights agreement with Sonesta;
•we and Sonesta modified our then existing management agreements and pooling agreement so that up to 5% of the hotel gross revenues of each of our 14 full-service hotels then managed, and which continue to be managed, by Sonesta will be escrowed for future capital expenditures as FF&E reserves, subject to available cash flows after payment of the annual minimum returns due to us under the management agreements;
•we and Sonesta modified the termination provisions of our then existing management agreements and pooling agreement and removed the provisions in our pooling agreement that allowed either us or Sonesta to require the marketing for sale of non-economic hotels; and
•we and Sonesta extended the initial expiration date of the then existing management agreements for our full-service hotels managed by Sonesta located in Chicago, IL and Irvine, CA to January 2037 to align with the initial expiration date for our other full-service hotels then managed by Sonesta.
We refer to the amended and restated management agreements in effect as of February 27, 2020, as the legacy management agreements and we refer to the amended and restated pooling agreement that includes those legacy management agreements as the legacy pooling agreement.
We previously leased 48 vacation units to Wyndham Destinations, Inc. (NYSE: WYND) at our full-service hotel located in Chicago, IL, which Sonesta began managing in November 2019 and which had previously been managed by Wyndham. Effective March 1, 2020, Sonesta commenced managing those units and those units were added to our legacy management agreement with respect to that Chicago hotel.
We exhausted the security deposits that secured payments of our minimum rent held under our agreement with IHG in 2020. We terminated our agreement with IHG for failure to pay minimum returns and rents due to us and transferred the branding and management of 102 of the 103 IHG hotels to Sonesta in December 2020.
We exhausted both the security deposit and the limited guaranty under the Marriott agreement in 2020. Under the Marriott agreement, once the security deposit and guaranty have been depleted, Marriott was required to fund shortfalls up to 80% of the minimum returns due to us to avoid termination. We sent notices to Marriott terminating our agreement for its failure to cover the cumulative shortfall between the payments we have received to date and 80% of the cumulative priority returns due to us for the year ended December 31, 2020.

Between September 18, 2020 and February 26, 2021, we transferred the branding and management of 193 hotels previously managed by IHG, Marriott and Wyndham to Sonesta. We expect to transition the branding and management of 10 additional Marriott hotels to Sonesta in March 2021. We entered into management agreements with Sonesta with respect to these hotels on terms substantially consistent with our legacy management agreements, except that the management agreements for these transitioned hotels expire on December 31, 2021 and automatically renew for successive one-year terms unless terminated earlier. We also entered into a separate pooling agreement with Sonesta with respect to the conversion hotel management agreements. See Notes 5 and 9 to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information on these agreements.

In January 2021, we received a notice of termination from Hyatt with respect to our agreement for 22 hotels as a result of Hyatt’s guaranty being exhausted. We and Hyatt are currently in discussions regarding possible changes to the management agreement that may enable some or all of the hotels to continue to be managed by Hyatt. However, if such discussions do not result in a mutually acceptable agreement, we expect to transition management of these 22 hotels to Sonesta in April 2021.
TA, our largest tenant, is current on all its rent obligations to us as of February 26, 2021. During the year ended December 31, 2020, we collected 94.0% of rents due to us from our net lease tenants. During January 2021, we collected 89.3% of rents due to us from our net lease tenants. We have entered into rent deferral agreements with 46 net lease retail tenants with leases requiring an aggregate of $46,370 of annual minimum rents. Generally, these rent deferrals are for one to four months of rent and will be payable by the tenants over a 12 to 24 month period beginning in September 2020. As of February 26, 2021, we have deferred an aggregate of $12,115 of rent. We may receive additional similar requests in the future, and we may determine to grant additional relief in the future, which may vary from the type of relief we have granted to date, and could include more substantial relief, if we determine it prudent or appropriate to do so. In addition, if any of our tenants are unable to continue as going concerns as a result of the current economic conditions or otherwise, we will experience a reduction in rents received and we may be unable to find suitable replacement tenants for an extended period or at all and the terms of our leases with those replacement tenants may not be as favorable to us as the terms of our agreements with our existing tenants. Further, we do not know whether any of our tenants have qualified for, or will receive assistance from, the CARES Act or other government programs and, if they do, whether that assistance will be sufficient to enable them to pay rent to us. As a result of these uncertainties surrounding the COVID-19 pandemic and the duration and extent of the resulting economic downturn, we are unable to determine what the ultimate impact will be on our tenants and their ability and willingness to pay us rent and any additional impact this pandemic will have on our future cash flows. During 2020 and 2019, we recorded reserves for uncollectible rents of $9,892 and $5,981, respectively, based on our assessment of whether amounts due under certain tenants’ leases are probable of collection.
We define net lease coverage as earnings before interest, taxes, depreciation, amortization and rent, or EBITDAR, divided by the annual minimum rent due to us weighted by the minimum rent of the property to total minimum rents of the net lease portfolio. EBITDAR amounts used to determine rent coverage are generally for the latest twelve month period reported based on the most recent operating information, if any, furnished by the tenant. Operating statements furnished by the tenant often are unaudited and, in certain cases, may not have been prepared in accordance with GAAP and are not independently verified by us. Tenants that do not report operating information are excluded from the coverage calculations. Coverage amounts include data for certain properties for periods prior to when we acquired them. In instances where we do not have financial information for our portion of the measurement period from our tenants, we have calculated an implied EBITDAR for 2020 using industry benchmark data to more accurately reflect the impact of COVID-19 on our tenants’ operations. We believe using only financial information from the earlier periods could be misleading as it would not reflect the negative impact those tenants experienced as a result of the COVID-19 pandemic. As a result, we believe using this industry benchmark data provides a more accurate estimated representation of recent operating results and coverage for those tenants. As of December 31, 2020, our net lease properties generated coverage of 2.14x.

Our Operating Liquidity and Capital Resources
Our principal sources of funds to meet operating and capital expenses, debt service obligations and distributions to our shareholders are minimum returns and rents from our hotels and net lease portfolio and borrowings under our revolving credit facility. We receive minimum returns and rents from our managers and tenants monthly. We may receive additional returns, percentage rents and our share of the operating profits of our managed hotels after payment of management fees and other deductions, if any, either monthly or quarterly, and these amounts are usually subject to annual reconciliations. We believe we have sufficient liquidity to withstand the current decline in operating cash flow, fund our capital expenditures, pay debt service obligations and make distributions to our shareholders for the next twelve months and for the foreseeable future thereafter. However, our managers and tenants may become further or increasingly unable or unwilling to pay minimum returns and rents to us when due as a result of current economic conditions and, as a result, our revenue, cash flow, and net income could decline. Under the current challenging operating environment posed by the COVID-19 pandemic and the slowdown in U.S. economic activity and lodging demand, we have taken steps to preserve liquidity by reducing our quarterly distribution to our shareholders beginning in the second quarter of 2020 to $0.01 per share and we expect our quarterly distribution to continue at that rate for the foreseeable future, subject to applicable REIT tax requirements, by reducing expected capital expenditures, and by working with our hotel operators to reduce hotel operating expenses. We intend to use available cash in the near term predominantly to fund operating losses at our hotels, to pay corporate expenses, including debt service, fund capital expenditures, and to pay distributions to our shareholders. As discussed below, we expect the interest coverage ratio level necessary to incur additional debt under our senior notes indentures could fall below the 1.5x requirement as of the end of the first quarter of 2021 and we will not be able to incur additional debt while the ratio is below this requirement. We may access equity markets or seek other sources of capital if favorable conditions exist for us in order to enhance our liquidity and to fund cash needs. As of February 26, 2021, we have fully drawn our $1,000,000 revolving credit facility.
The following is a summary of our sources and uses of cash flows for the periods presented (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Cash and cash equivalents and restricted cash at the beginning of the period	$81,259	$76,003	$97,496
Net cash provided by (used in):
Operating activities	37,604	617,722	596,953
Investing activities	(51,807)	(2,130,044)	(427,742)
Financing activities	24,400	1,517,578	(190,704)
Cash and cash equivalents and restricted cash at the end of the period	$91,456	$81,259	$76,003
The decrease in cash flows provided by operating activities for the year ended December 31, 2020 as compared to the prior year period is primarily due to an increase in security deposit utilization in the 2020 period, lower returns earned from our hotel portfolio and higher interest expense in the 2020 period. The decrease in cash flows used in investing activities in the 2020 period is primarily due to a decrease in real estate acquisition and disposition activity in the 2020 period. The decrease in cash provided by financing activities for the year ended December 31, 2020 as compared to the prior year period is primarily due to a decrease in proceeds from the issuance of senior unsecured notes, our repayment of $400,000 aggregate principal amount of senior unsecured notes and lower common share distributions compared to the 2019 period, partially offset by greater net repayments under our revolving credit facility.
We maintain our qualification for taxation as a REIT under the IRC by meeting certain requirements. We lease 305 hotels to our wholly owned TRSs that are managed by hotel operating companies. As a REIT, we do not expect to pay federal income taxes on the majority of our income; however, the income realized by our TRSs in excess of the rent they pay to us is subject to U.S. federal income tax at corporate income tax rates. In addition, the income we receive from our hotels in Canada and Puerto Rico is subject to taxes in those jurisdictions and we are subject to taxes in certain states where we have properties despite our qualification for taxation as a REIT.

Our Investment and Financing Liquidity and Capital Resources
Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the year ended December 31, 2020, our hotel managers and tenants deposited $40,323 to these accounts and spent $153,626 from the FF&E reserve escrow accounts to renovate and refurbish our hotels. As of December 31, 2020, there was $18,124 on deposit in these escrow accounts, which was held directly by us and is reflected in our consolidated balance sheets as restricted cash. As a result of the COVID-19 pandemic and the adverse impact on the lodging industry and our properties, we and certain of our hotel operators agreed to temporarily suspend the required contribution to our FF&E reserves under certain of our agreements through December 31, 2020. For more information, see Note 5 to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K. As a result, less cash will be available to us to fund future capital improvements and we may be required to provide additional fundings that may have otherwise been available in escrowed FF&E reserves. Such fundings are unlikely to materially increase in the near term above what we currently expect, as reduced occupancies are resulting in less usage and less wear and tear of our properties.
Our hotel operating agreements generally provide that, if necessary, we may provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. During the year ended December 31, 2020, we funded $136,127 for capital improvements in excess of FF&E reserve fundings available from hotel operations to our hotels. We currently expect to fund $192,000 during 2021 for capital improvements to certain hotels using cash on hand.
Our net lease portfolio leases do not require FF&E escrow deposits. However, tenants under these leases are required to maintain the leased properties, including structural and non-structural components. Tenants under certain of our net lease portfolio leases, including TA, may request that we purchase qualifying capital improvements to the leased facilities in return for minimum rent increases or we may agree to provide allowances for tenant improvements upon execution of new leases or when renewing our existing leases. We funded $4,623 of capital improvements to properties under these lease provisions during the year ended December 31, 2020. Tenants are not obligated to request and we are not obligated to purchase any such improvements. As of December 31, 2020, we had $4,399 of unspent leasing-related obligations related to certain net lease tenants.
During the year ended December 31, 2020, we acquired three net lease properties with approximately 6,696 square feet in two states for an aggregate purchase price of $7,071, including acquisition related costs of $71, using cash on hand.
During the year ended December 31, 2020, we sold 18 hotels with 2,046 rooms for aggregate net proceeds of $81,981. We used the net proceeds from these sales to repay amounts outstanding under our revolving credit facility. During the year ended December 31, 2020, we sold 21 net lease properties with an aggregate of 1,375,483 rentable square feet for aggregate net proceeds of $85,561 in 21 separate transactions. We used the net proceeds from the sales to repay amounts outstanding under our revolving credit facility. We have entered into an agreement to sell five hotels with 430 rooms in four states with an aggregate carrying value of $10,699 for an aggregate sales price of $22,263, excluding closing costs. We have also entered into agreements to sell three net lease properties with an aggregate of approximately 38,942 square feet with an aggregate carrying value of $1,746 for an aggregate sale price of $2,050, excluding closing costs. The sales of these properties are subject to conditions; accordingly, we cannot provide any assurance that we will sell any of these properties and the terms of any of these properties we may sell may change.
We terminated an agreement we entered to sell 16 Marriott brand hotels with 2,155 rooms for a sales price of $107,800.
In June 2020, we issued $800,000 aggregate principal amount of our 7.50% unsecured senior notes due 2025. The aggregate net proceeds from this offering were $787,718, after underwriting discounts and other offering expenses and were used to repay amounts outstanding under our revolving credit facility.
In June 2020, we repurchased $350,000 principal amount of our $400,000 of senior notes due 2021 for $355,971, excluding accrued interest, pursuant to a cash tender offer using borrowings under our revolving credit facility.
In July 2020, we participated in an underwritten public equity offering by TA pursuant to which we purchased 500,797 shares of TA common stock at the public offering price of $14.00 per share for $7,011, using cash on hand.
In November 2020, we issued $450,000 principal amount of our 5.50% unsecured senior notes due 2027. The aggregate net proceeds from this offering were $442,232, after underwriting discounts and other offering expenses and were used to repay amounts outstanding under our revolving credit facility.

In December 2020, we redeemed the remaining $50,000 of our 4.25% senior notes due 2021 for a redemption price equal to the principal amount, plus accrued and unpaid interest using cash on hand.
In January 2021, the landlord for one of our hotels subject to a ground lease exercised its purchase option to acquire our leasehold interest for our net book value, which was $9,753 as of December 31, 2020. We expect this transaction to close in April 2021 and we expect to use the proceeds from this sale to repay amounts outstanding under our revolving credit facility.
In January 2021, we entered into an agreement to acquire a property adjacent to one of our travel centers in Nashville, TN for $7,600, excluding closing costs. We expect to complete this transaction in the first quarter of 2021 using cash on hand.
During the year ended December 31, 2020, we declared and paid quarterly distributions to common shareholders using cash on hand or borrowings under our revolving credit facility as follows:

Declaration Date	Record Date	Paid Date	Dividend Per Common Share	Total Distributions
January 16, 2020	January 27, 2020	February 20, 2020	$0.54	$88,863
March 30, 2020	April 21, 2020	May 21, 2020	0.01	1,646
July 16, 2020	July 27, 2020	August 20, 2020	0.01	1,646
October 15, 2020	October 26, 2020	November 19, 2020	0.01	1,649
			$0.57	$93,804
On January 14, 2021, we declared a quarterly distribution to common shareholders of record on January 25, 2021 of $0.01 per share, or $1,648. We paid this amount on February 18, 2021 using cash on hand.
In order to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $1,000,000 revolving credit facility and, until it was repaid without penalty on November 5, 2020, a $400,000 term loan which are governed by a credit agreement with a syndicate of institutional lenders. The maturity date of our revolving credit facility is July 15, 2022, and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to extend the maturity date of this facility by two additional six-month periods. We are required to pay interest at the rate of LIBOR plus a premium, which was 235 basis points per annum, subject to a LIBOR floor of 0.50% at December 31, 2020, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 30 basis points per annum at December 31, 2020. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, subject to meeting certain financial covenants, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of December 31, 2020, the annual interest rate payable on borrowings under our revolving credit facility was 2.85%. As of December 31, 2020, we had $78,424 outstanding and $921,576 available to borrow under our revolving credit facility. On January 19, 2021, we borrowed $972,793 under our revolving credit facility as a precautionary measure to preserve financial flexibility. As of February 26, 2021, we have fully drawn our $1,000,000 revolving credit facility.
We and our lenders amended our credit agreement governing our $1,000,000 revolving credit facility and $400,000 term loan on May 8, 2020 and we amended our credit agreement governing our $1,000,000 revolving credit facility again on November 5, 2020.
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
•we were generally required to apply the net cash proceeds from the disposition of assets, capital markets transactions, debt refinancings or COVID-19 pandemic-related government stimulus programs to the repayment of outstanding loans under the credit agreement; and
•we pledged equity interests in certain of our property owning subsidiaries to secure our obligations under the credit agreement. These subsidiaries owned properties with $1,027,334 of undepreciated book value as of December 31, 2020.
As a result of the November 2020 amendment:
•all existing financial covenants have been waived through the New Waiver Period;
•we repaid our $400,000 term loan on November 5, 2020 using undrawn amounts under our revolving credit facility;
•we pledged certain additional equity interests of subsidiaries owning properties and we are providing first mortgage liens on 74 properties owned by the pledging subsidiaries with an undepreciated book value of $1,834,748 as of December 31, 2020 to secure our obligations under the credit agreement;
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
Our term debt maturities (other than our revolving credit facility) as of December 31, 2020 were as follows:

Year	Maturity
2021	$—
2022	500,000
2023	500,000
2024	1,175,000
2025	1,150,000
2026	800,000
2027	850,000
2028	400,000
2029	425,000
2030	400,000
$6,200,000
None of our unsecured debt obligations require principal or sinking fund payments prior to their maturity dates.
We currently expect to use cash on hand, the cash flows from our operations, borrowings under our revolving credit facility (when available), net proceeds from any asset sales and net proceeds of offerings of equity or debt securities, as allowed by our existing credit agreement, to fund our future debt maturities, operations, capital expenditures, distributions to our shareholders and other general business purposes.
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
While we believe we will have access to various types of financings, including debt or equity, to fund our future acquisitions and to pay our debts and other obligations, we cannot be sure that we will be able to complete any debt or equity offerings or other types of financings or that our cost of any future public or private financings will not increase. Also, as noted above, we are limited in our ability to incur additional debt during the New Waiver Period pursuant to our credit agreement and will not be able to incur any debt if we fall below the 1.5x interest coverage ratio level necessary under our senior notes indentures as described below.
Our ability to complete, and the costs associated with, future debt transactions depends primarily upon credit market conditions and our then perceived creditworthiness. We have no control over market conditions. Our credit ratings depend upon evaluations by credit rating agencies of our business practices and plans, including our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity capital market conditions and our ability to conduct our business to maintain and grow our operating cash flows. We intend to conduct our business activities in a manner which will afford us reasonable access to capital for investment and financing activities. However, as discussed elsewhere in this Annual Report on Form 10-K, the continued duration and severity of the current economic downturn resulting from the COVID-19 pandemic are uncertain and may have various negative consequences on us and our operations including a decline in financing availability and increased costs for financing. Further, such conditions could also disrupt the capital markets generally and limit our access to financing from public sources or on favorable terms, particularly if the global financial markets experience significant disruptions.
Debt Covenants
Our debt obligations at December 31, 2020 consisted of outstanding borrowings under our $1,000,000 revolving credit facility and $6,200,000 of publicly issued term debt. Our publicly issued term debt is governed by our indentures and related supplements. These indentures and related supplements and our credit agreement contain covenants that generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, and require us to maintain various financial ratios and our credit agreement currently restricts our ability to make certain investments and limits our distributions under certain circumstances. Our credit agreement and our unsecured senior notes, indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business manager. As of December 31, 2020, we believe we were in compliance with all of the covenants under our indentures and their supplements and our credit agreement, subject to the waivers described above. As noted above, in response to the current market conditions, we and our lenders amended our credit agreement to provide waivers of certain covenants.
Senior Notes Indenture Covenants
As of December 31, 2020, we are in compliance with all of the financial covenants applicable to our senior unsecured notes. The following table summarizes the results of the financial tests required by the indentures and related supplements for our senior unsecured notes as of December 31, 2020:

	Actual Results	Covenant Requirement
Maintenance Covenant:
Total unencumbered assets / unsecured debt	167.3%	Minimum 150%
Incurrence Covenants:
Total debt / adjusted total assets	51.3%	Maximum of 60%
Secured debt / adjusted total assets	0.6%	Maximum of 40%
Consolidated income available for debt service / debt service	1.56x	Minimum of 1.50x

The above consolidated income available for debt service to debt service coverage ratio as of December 31, 2020 is based on results for the year ended December 31, 2020. This ratio was 2.86x as of year-end 2019, and, as noted above, was 1.56x as of December 31, 2020. We expect this ratio to continue to decline in 2021 as more quarters of historically weak operations resulting from the COVID-19 pandemic are reflected in the calculation. We expect the ratio could fall below the 1.5x requirement as of the end of the first quarter of 2021 and we will not be able to incur additional debt while the ratio is below this requirement.
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
Supplemental Guarantor Information
In March 2020, the SEC approved Release No. 33-10762, Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities, or Release 33-10762. Release 33-10762 amends the disclosure requirements related to certain registered securities under SEC Regulation S-X, Rules 3-10 and 3-16, permitting registrants to provide certain alternative financial disclosures and non-financial disclosures in lieu of separate consolidating financial statements for subsidiary issuers and guarantors of registered debt securities if certain conditions are met. The amendments in Release 33-10762 are generally effective for filings on or after January 4, 2021, with early application permitted. We adopted the new disclosure requirements permitted under Release 33-10762 effective for the quarter ended March 31, 2020.
Our 2025 Notes and 2027 Notes are fully and unconditionally guaranteed, on a joint and several basis and on a senior unsecured basis, by all of our subsidiaries, except for certain excluded subsidiaries, including our foreign subsidiaries and our subsidiaries pledged under our credit agreement. The notes and the guarantees will be effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness, respectively, to the extent of the value of the collateral securing such secured indebtedness, and will be structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. Our remaining $4,950,000 of senior unsecured notes do not have the benefit of any guarantees.
A subsidiary guarantor's guarantee of the 2025 Notes and 2027 Notes and all other obligations of such subsidiary guarantor under the indenture governing the notes will automatically terminate and such subsidiary guarantor will automatically be released from all of its obligations under such subsidiary guarantee and the indenture under certain circumstances, including on or after the date on which (a) the notes have received a rating equal to or higher than Baa2 (or the equivalent) by Moody’s, or BBB (or the equivalent) by S&P, or if Moody’s or S&P ceases to rate the notes for reasons outside of our control, the equivalent investment grade rating from any other rating agency and (b) no default or event of default has occurred and is continuing under the indenture. Our non-guarantor subsidiaries are separate and distinct legal entities and will have no obligation, contingent or otherwise, to pay any amounts due on these notes or the guarantees, or to make any funds available therefore, whether by dividend, distribution, loan or other payments. The rights of holders of these notes to benefit from any of the assets of our non-guarantor subsidiaries are subject to the prior satisfaction of claims of those subsidiaries' creditors and any preferred equity holders. As a result, these notes and the related guarantees will be structurally subordinated to all indebtedness, guarantees and other liabilities of our subsidiaries that do not guarantee these notes, including guarantees of or pledges under other indebtedness of ours, payment obligations under lease agreements, trade payables and preferred equity.

The following table presents summarized financial information for us and the subsidiary guarantors, on a combined basis after elimination of (i) intercompany transactions and balances among us and the subsidiary guarantors and (ii) equity in earnings from, and any investments in, any of our non-guarantor subsidiaries:

As of December 31, 2020
Real estate properties, net(1)	$5,871,790
Intercompany balances(2)	800,198
Other assets, net	677,408

Indebtedness, net	$6,208,590
Other liabilities	341,907

Year Ended December 31, 2020
Revenues	$1,102,784
Expenses	1,504,816
Net loss	(402,032)
(1)Real estate properties, net as of December 31, 2020 includes $236,533 of properties owned directly by us and not included in the assets of the subsidiary guarantors.
(2)Intercompany balances represent receivables from non-guarantor subsidiaries.
Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc., TA and Sonesta and others affiliated with them. For further information about these and other such relationships and related person transactions, see Notes 4, 5, 8 and 9 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which are incorporated herein by reference and our other filings with the SEC, including our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2020. For further information about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements,” Part I, Item 1, “Business” and Part I, Item 1A, “Risk Factors.” We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
Critical Accounting Estimates
Our critical accounting policies are those that will have the most impact on the reporting of our financial condition and results of operations and those requiring significant judgments and estimates. We believe that our judgments and estimates have been and will be consistently applied and produce financial information that fairly presents our results of operations. Our most critical accounting policies involve our investments in real property. These policies affect our:
•variable interest entities, or VIEs;
•allocation of purchase prices between various asset categories and the related impact on the recognition of depreciation and amortization expenses;
•assessment of the carrying values and impairments of real estate, intangible assets and equity investments;
•classification of leases and the related impact to our financial statements; and
•income taxes.
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

We account for income taxes in accordance with the Income Taxes Topic of the Codification. Under this Topic, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We establish valuation allowances to reduce deferred tax assets to the amounts that are expected to be realized when necessary. We have elected to be taxed as a REIT under the IRC and are generally not subject to federal and state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. Despite our qualification for taxation as a REIT, we are subject to income tax in Canada, Puerto Rico and in certain states. Further, we lease our managed hotels to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated tax return and are subject to federal, state and foreign income tax. Our consolidated income tax provision (or benefit) includes the income tax provision (or benefit) related to the operations of the TRSs and state and foreign income taxes incurred by us despite our qualification for taxation as a REIT. The Income Taxes Topic also prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Tax benefits are recognized only to the extent that it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. Tax returns filed for the 2017 through 2020 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.
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
Property and Operating Statistics (dollar amounts in thousands)
As of December 31, 2020, we owned and managed a diverse portfolio of hotels and net lease properties across the United States and in Puerto Rico and Canada with 142 distinct brands across 23 industries.
Hotel Portfolio
The following tables summarize the operating statistics, including ADR, occupancy and RevPAR reported to us by our hotel managers or tenants by hotel brand for the periods indicated. All operating data presented are based upon the operating results provided by our hotel managers and tenants for the indicated periods. We have not independently verified our managers’ or tenants’ operating data.

Comparable Hotels			No. of Rooms or Suites	Occupancy			ADR			RevPAR
	Service Level	No. of Hotels		Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
Brand				2020	2019	Change	2020	2019	Change	2020	2019	Change
Sonesta (1)	Full Service	15	5,223	35.9%	76.4%	(40.5) pts	$114.12	$132.51	(13.9)%	$40.97	$101.24	(59.5)%
Royal Sonesta (1)	Full Service	5	1,406	28.2%	69.2%	(41.0) pts	146.94	181.69	(19.1)%	41.44	125.73	(67.0)%
Radisson Hotel	Full Service	4	969	34.9%	72.9%	(38.0) pts	102.80	122.61	(16.2)%	35.88	89.38	(59.9)%
Crowne Plaza	Full Service	1	495	29.6%	42.3%	(12.7) pts	111.50	141.56	(21.2)%	33.00	59.88	(44.9)%
Marriott Hotel	Full Service	1	392	36.9%	81.8%	(44.9) pts	133.42	161.57	(17.4)%	49.23	132.16	(62.7)%
Radisson Blu	Full Service	1	360	22.9%	78.2%	(55.3) pts	108.76	149.96	(27.5)%	24.91	117.27	(78.8)%
Country Inn and Suites	Full Service	1	84	40.0%	72.1%	(32.1) pts	83.33	91.32	(8.7)%	33.33	65.84	(49.4)%
Full Service Total/Average		28	8,929	33.8%	73.3%	(39.5) pts	117.46	140.80	(16.6)%	39.70	103.21	(61.5)%
Courtyard	Select Service	62	9,115	31.4%	69.2%	(37.8) pts	112.60	137.16	(17.9)%	35.36	94.91	(62.7)%
Hyatt Place	Select Service	22	2,724	44.7%	77.3%	(32.6) pts	90.96	108.11	(15.9)%	40.66	83.57	(51.3)%
Sonesta Select (1)	Select Service	9	1,150	26.9%	64.2%	(37.3) pts	88.09	106.26	(17.1)%	23.70	68.22	(65.3)%
Springhill Suites (1)	Select Service	2	263	25.9%	73.2%	(47.3) pts	102.16	139.95	(27.0)%	26.46	102.44	(74.2)%
Select Service Total/Average		95	13,252	33.6%	70.5%	(36.9) pts	104.83	128.23	(18.2)%	35.22	90.40	(61.0)%
Simply Suites (1)	Extended Stay	59	7,309	64.2%	78.1%	(13.9) pts	67.67	82.07	(17.5)%	43.44	64.10	(32.2)%
Sonesta ES Suites (1)	Extended Stay	59	7,180	57.4%	73.2%	(15.8) pts	93.85	119.95	(21.8)%	53.87	87.80	(38.6)%
Residence Inn	Extended Stay	35	4,488	47.1%	75.1%	(28.0) pts	117.87	135.75	(13.2)%	55.52	101.95	(45.5)%
TownePlace Suites	Extended Stay	4	487	42.0%	73.2%	(31.2) pts	108.66	122.24	(11.1)%	45.64	89.48	(49.0)%
Other (2)	Extended Stay	5	430	55.4%	78.5%	(23.1) pts	63.64	71.76	(11.3)%	35.26	56.33	(37.4)%
Extended Stay Total/Average		162	19,894	57.2%	75.5%	(18.3) pts	87.13	108.06	(19.4)%	49.84	81.59	(38.9)%
Comparable Hotels Total/Average		285	42,075	44.8%	73.5%	(28.7) pts	$96.18	$121.09	(20.6)%	$43.09	$89.00	(51.6)%

All Hotels			No. of Rooms or Suites	Occupancy			ADR			RevPAR
	Service Level	No. of Hotels		Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
Brand				2020	2019	Change	2020	2019	Change	2020	2019	Change
Sonesta (1)	Full Service	23	7,349	33.0%	74.2%	(41.2)Pts	$119.83	$138.62	(13.6)%	$39.54	$102.86	(61.6)%
Royal Sonesta (1)	Full Service	15	4,947	23.8%	70.0%	(46.2)Pts	164.13	206.63	(20.6)%	39.06	144.64	(73.0)%
Radisson Hotel	Full Service	5	1,149	32.1%	71.1%	(39.0)Pts	108.73	132.27	(17.8)%	34.90	94.04	(62.9)%
Marriott Hotel	Full Service	2	748	30.8%	84.4%	(53.6)Pts	198.28	231.62	(14.4)%	61.07	195.49	(68.8)%
Crowne Plaza	Full Service	1	495	29.6%	42.3%	(12.7)Pts	111.50	141.56	(21.2)%	33.00	59.88	(44.9)%
Country Inn and Suites	Full Service	3	430	25.9%	67.8%	(41.9)Pts	99.25	121.88	(18.6)%	25.71	82.63	(68.9)%
Radisson Blu	Full Service	1	360	22.9%	78.2%	(55.3)Pts	108.76	149.96	(27.5)%	24.91	117.27	(78.8)%
Full Service Total/Average		50	15,478	29.5%	72.0%	(42.5)Pts	132.62	164.30	(19.3)%	39.12	118.30	(66.9)%
Courtyard	Select Service	62	9,115	31.4%	69.2%	(37.8)Pts	112.60	137.16	(17.9)%	35.36	94.91	(62.7)%
Hyatt Place	Select Service	22	2,724	44.7%	77.3%	(32.6)Pts	90.96	108.11	(15.9)%	40.66	83.57	(51.3)%
Sonesta Select (1)	Select Service	9	1,150	26.9%	64.2%	(37.3)Pts	88.09	106.26	(17.1)%	23.70	68.22	(65.3)%
SpringHill Suites	Select Service	2	263	25.9%	73.2%	(47.3)Pts	102.16	139.95	(27.0)%	26.46	102.44	(74.2)%
Select Service Total/Average		95	13,252	33.6%	70.5%	(36.9)Pts	104.83	128.23	(18.2)%	35.22	90.40	(61.0)%
Simply Suites (1)	Extended Stay	61	7,553	63.5%	77.3%	(13.8)Pts	67.42	81.68	(17.5)%	42.81	63.14	(32.2)%
Sonesta ES Suites (1)	Extended Stay	60	7,326	56.8%	73.4%	(16.6)Pts	94.09	120.70	(22.0)%	53.44	88.59	(39.7)%
Residence Inn	Extended Stay	35	4,488	47.1%	75.1%	(28.0)Pts	117.87	135.75	(13.2)%	55.52	101.95	(45.5)%
TownePlace Suites	Extended Stay	4	487	42.0%	73.2%	(31.2)Pts	108.66	122.24	(11.1)%	45.64	89.48	(49.0)%
Other (2)	Extended Stay	5	430	55.4%	78.5%	(23.1)Pts	63.64	71.76	(11.3)%	35.26	56.33	(37.4)%
Extended Stay Total/Average		165	20,284	56.8%	75.3%	(18.5)Pts	86.97	108.06	(19.5)%	49.40	81.37	(39.3)%
All Hotels Total/Average		310	49,014	42.0%	73.0%	(31.0)Pts	$100.77	$130.82	(23.0)%	$42.32	$95.50	(55.7)%

(1)Includes operator data for periods prior to when certain hotels were managed by Sonesta.
(2)We have entered into an agreement to sell five hotels and we have entered into a short term lease with the buyer in anticipation of the sale.

Net Lease Portfolio
As of December 31, 2020, our net lease properties were 98.7% occupied and we had 18 properties available for lease. During the year ended December 31, 2020, we entered into lease renewals for 1,412,063 rentable square feet at weighted (by rentable square feet) average rents that were 7.9% below prior rents for the same space. The weighted (by rentable square feet) average lease term for these leases was 11.0 years and leasing concessions and capital commitments were $12,571, or $8.90 per square foot. Also during the year ended December 31, 2020, we entered into new leases for an aggregate of 92,285 rentable square feet at weighted (by rentable square feet) average rents that were 45.2% below prior rents for the same space. The weighted (by rentable square feet) average lease term for these leases was 8.8 years and leasing concessions and capital commitments were $1,302, or $14.11 per square foot.
As of December 31, 2020, our net lease tenants operated across more than 127 brand concepts. The following table identifies the top ten brands based on annualized minimum rent.

	Brand	No. of Buildings (1)	Square Feet	Investment (2)	Percent of Total Investment	Annualized Minimum Rent (3)	Percent of Total Annualized Minimum Rent	Coverage (4)
1.	TravelCenters of America	134	3,720,693	$2,281,589	44.2%	$168,011	45.5%	1.95x
2.	Petro Stopping Centers	45	1,470,004	1,021,226	19.8%	78,099	21.1%	1.55x
3.	AMC Theatres	11	575,967	102,580	2.0%	6,750	1.8%	0.46x
4.	The Great Escape	14	542,666	98,242	1.9%	7,140	1.9%	1.70x
5.	Life Time Fitness	3	420,335	92,617	1.8%	5,770	1.6%	1.08x
6.	Buehler's Fresh Foods	5	502,727	76,536	1.5%	5,657	1.5%	4.79x
7.	Heartland Dental	59	234,274	61,120	1.2%	4,493	1.2%	3.24x
8.	Pizza Hut	58	189,609	58,312	1.1%	3,954	1.1%	1.42x
9.	Express Oil Change	23	83,825	49,724	1.0%	3,379	0.9%	4.03x
10.	Flying J Travel Plaza	3	48,069	41,681	0.8%	3,151	0.9%	3.75x
11.	Other (5)	444	5,667,236	1,273,799	24.7%	83,189	22.5%	3.11x
	Total	799	13,455,405	$5,157,426	100.0%	$369,593	100.0%	2.14x
(1)As of December 31, 2020, we have six net lease properties with a carrying value of $2,844 classified as held for sale.
(2)Represents historical cost of our properties plus capital improvements funded by us less impairment write-downs, if any.
(3)Each of the leases in our net lease portfolio provides for payment to us of minimum rent. Certain of these minimum payment amounts are secured by full or limited guarantees. Annualized minimum rent amounts represent cash rent amounts due to us and exclude adjustments, if any, to record scheduled rent changes under certain of our leases, the deferred rent obligations payable to us under our leases with TA, and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks at our travel centers on a straight line basis, or any reimbursement of expenses paid by us.
(4)See page 71 for our definition of coverage. Coverage amounts include data for certain properties for periods prior to when we assumed ownership of them.
(5)Consists of 117 distinct brands with an average investment of $10,863 and average annual minimum rent of $705.

As of December 31, 2020, our top ten net lease tenants based on annualized minimum rent are listed below.

	Tenant	Brand Affiliation	No. of Buildings (1)	Square Feet	Investment (2)	Percent of Total Investment	Annualized Minimum Rent (3)	Percent of Total Annualized Minimum Rent	Coverage (4)
1.	TravelCenters of America	TravelCenters of America/ Petro Shopping Centers	179	5,190,696	$3,302,815	64.0%	$246,110	66.6%	1.83x	(5) (6)
2.	American Multi-Cinema, Inc.	AMC Theatres	11	575,967	102,580	2.0%	6,750	1.8%	0.35x
3.	Universal Pool Co., Inc.	The Great Escape	14	542,666	98,242	1.9%	7,140	1.9%	1.70x	(5)
4.	Healthy Way of Life II, LLC	Life Time Fitness	3	420,335	92,617	1.8%	5,770	1.6%	1.08x
5.	Styx Acquisition, LLC	Buehler's Fresh Foods	5	502,727	76,536	1.5%	5,657	1.5%	4.79x	(5)
6.	Professional Resource Development, Inc.	Heartland Dental	59	234,274	61,120	1.2%	4,493	1.2%	3.24x
7.	Express Oil Change, L.L.C.	Express Oil Change	23	83,825	49,724	1.0%	3,379	0.9%	3.50x
8.	Regal Cinemas, Inc.	Regal Cinemas	6	266,546	44,476	0.9%	3,658	1.0%	0.85x
9.	Pilot Travel Centers LLC	Flying J Travel Plaza	3	48,069	41,681	0.8%	3,151	0.9%	3.50x
10.	Automotive Remarketing Group, Inc.	Automotive Remarketing Group	6	72,338	34,314	0.7%	2,992	0.8%	4.85x
	Subtotal, top 10		309	7,937,443	3,904,105	75.8%	289,100	78.2%	1.91x
11.	Other (7)	Various	490	5,517,962	1,253,321	24.2%	80,493	21.8%	2.98x
	Total		799	13,455,405	$5,157,426	100.0%	$369,593	100.0%	2.14x
(1)As of December 31, 2020, we have six net lease properties with a carrying value of $2,844 classified as held for sale.
(2)Represents historical cost of our net lease properties plus capital improvements funded by us less impairment write-downs, if any.
(3)Each of the leases in our net lease portfolio provides for payment to us of minimum rent. Certain of these minimum payment amounts are secured by full or limited guarantees. Annualized minimum rent amounts represent cash rent amounts due to us and exclude adjustments, if any, to record scheduled rent changes under certain of our leases, the deferred rent obligations payable to us under our leases with TA, and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks at our travel centers on a straight line basis, or any reimbursement of expenses paid by us.
(4)See page 71 for our definition of coverage. Coverage amounts include data for certain properties for periods prior to when we assumed ownership of them.
(5)Leases subject to full or partial corporate guarantee.
(6)TA is our largest tenant. We lease 179 travel centers (134 under the TravelCenters of America brand and 45 under the Petro Stopping Centers brand) to a subsidiary of TA under master leases that expire in 2029, 2031, 2032, 2033 and 2035, respectively. TA has two renewal options for 15 years each for all of the travel centers. In addition to the payment of our minimum rent, the TA leases provide for payment to us of percentage rent based on increases in total non-fuel revenues over base levels (3.5% of non-fuel revenues above threshold amounts defined in the agreements). TA’s remaining deferred rent obligation of $39,632 as of December 31, 2020 is being paid in quarterly installments of $4,404 through January 31, 2023.
(7)Consists of 160 tenants with an average investment of $7,867 and average annual minimum rent of $503.

As of December 31, 2020, our net lease tenants operated across 22 distinct industries within the service-oriented retail sector of the U.S. economy.

Industry	No. of Buildings (1)	Square Feet	Investment (2)	Percent of Total Investment	Annualized Minimum Rent (3)	Percent of Total Annualized Minimum Rent	Coverage (4)
Travel Centers	182	5,238,765	$3,344,496	65.0%	$249,261	67.5%	1.85x
Restaurants-Quick Service	239	743,933	319,335	6.2%	20,724	5.6%	2.43x
Restaurants-Casual Dining	56	391,163	198,932	3.9%	10,982	3.0%	1.66x
Health and Fitness	14	870,841	189,215	3.7%	11,541	3.1%	1.06x
Movie Theaters	20	1,047,804	168,970	3.3%	13,008	3.5%	0.52x
Grocery	19	1,020,819	129,219	2.5%	9,112	2.5%	4.64x
Medical/Dental Office	72	409,706	118,098	2.3%	9,247	2.5%	3.42x
Miscellaneous Retail	19	598,731	114,433	2.2%	8,892	2.4%	1.99x
Automotive Parts and Service	63	210,152	96,496	1.9%	6,583	1.8%	3.22x
Automotive Dealers	9	172,251	64,756	1.3%	5,125	1.4%	4.99x
Entertainment	4	199,853	61,436	1.2%	2,435	0.7%	1.41x
Sporting Goods	3	331,864	52,022	1.0%	3,549	1.0%	3.15x
Educational Services	8	169,074	41,012	0.8%	4,303	1.2%	2.01x
Miscellaneous Manufacturing	6	758,146	31,824	0.6%	2,253	0.6%	16.04x
Building Materials	27	430,164	30,036	0.6%	2,515	0.7%	5.64x
Car Washes	5	41,456	28,658	0.6%	2,086	0.6%	4.88x
Drug Stores and Pharmacies	8	82,543	23,970	0.5%	1,576	0.4%	1.41x
Home Furnishings	3	96,388	12,946	0.3%	1,686	0.5%	1.11x
Legal Services	5	25,429	11,362	0.2%	1,039	0.3%	2.06x
Apparel	1	89,305	11,027	0.2%	670	0.2%	3.14x
General Merchandise	3	99,233	7,492	0.1%	541	0.1%	3.48x
Dollar Stores	3	27,593	2,971	0.1%	186	0.1%	3.09x
Other (2)	12	252,834	56,217	0.7%	2,279	0.3%	4.33x
Vacant	18	147,358	42,503	0.8%	—	—%	—
Total	799	13,455,405	$5,157,426	100.0%	$369,593	100.0%	2.14x
(1)As of December 31, 2020, we have six net lease properties with a carrying value of $2,844 classified as held for sale.
(2)Represents historical cost of our net lease properties plus capital improvements funded by us less impairment write-downs, if any.
(3)Each of the leases in our net lease portfolio provides for payment to us of minimum rent, respectively. Certain of these minimum payment amounts are secured by full or limited guarantees. Annualized minimum rent amounts represent cash rent amounts due to us and exclude adjustments, if any, to record scheduled rent changes under certain of our leases, the deferred rent obligations payable to us under our leases with TA, and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks at our travel centers on a straight line basis, or any reimbursement of expenses paid by us.
(4)See page 71 for our definition of coverage. Coverage amounts include data for certain properties for periods prior to when we assumed ownership of them.
(5)Others includes properties with an average investment of $4,685 per building.

As of December 31, 2020, lease expirations at our net lease properties by year are as follows.

			Percent of Total	Cumulative % of
	Square	Annualized Minimum	Annualized Minimum	Total Minimum
Year(1)	Feet	Rent Expiring (2)	Rent Expiring	Rent Expiring
2021	352,091	$4,059	1.1%	1.1%
2022	440,333	5,502	1.5%	2.6%
2023	320,538	3,511	0.9%	3.5%
2024	779,868	10,040	2.7%	6.2%
2025	431,461	8,980	2.4%	8.6%
2026	872,759	9,967	2.7%	11.3%
2027	954,731	13,372	3.6%	14.9%
2028	552,913	9,420	2.5%	17.4%
2029	1,321,924	47,699	12.9%	30.3%
2030	216,663	4,290	1.2%	31.5%
2031	1,469,746	50,022	13.5%	45.0%
2032	1,233,445	51,866	14.1%	59.1%
2033	1,105,889	53,301	14.5%	73.6%
2034	135,978	4,557	1.2%	74.8%
2035	2,577,853	83,802	22.8%	97.6%
2036	320,792	5,357	1.4%	99.0%
2037	—	—	0.0%	99.0%
2038	10,183	416	0.1%	99.1%
2039	185,437	3,278	0.9%	100.0%
2040	1,739	154	0.0%	100.0%
Total	13,284,343	$369,593	100.0%
(1)The year of lease expiration is pursuant to contract terms.
(2)As of December 31, 2020, we have six net lease properties with a carrying value of $2,844 classified as held for sale.
As of December 31, 2020, shown below is the list of our top ten states where our net lease properties are located. No other state represents more than 3% of our net lease annual minimum rents.

			Percent of Total
	Square	Annualized Minimum	Annualized Minimum
State	Feet	Rent	Rent
Texas	1,205,393	$32,174	8.7%
Illinois	1,302,273	26,304	7.1%
Ohio	1,019,885	26,260	7.1%
California	399,045	21,778	5.9%
Georgia	597,248	19,379	5.2%
Indiana	637,239	17,240	4.7%
Pennsylvania	529,444	16,801	4.5%
Arizona	476,651	16,287	4.4%
Florida	538,130	16,026	4.3%
New Mexico	246,478	10,485	2.8%
Other (1)	6,503,619	166,859	45.3%
Total	13,455,405	$369,593	100.0%
(1)Includes properties located in 32 states.
Seasonality
Our hotels and travel centers have historically experienced seasonal differences typical of their industries with higher revenues in the second and third quarters of calendar years compared with the first and fourth quarters. Most of our leases require our tenants to make the substantial portion of our rent payments to us in equal amounts throughout the year. However, our financial results are expected to reflect more of the seasonality of the lodging industry given historical guarantees and security deposits that have historically supplemented our earnings have been mostly exhausted. The return payments to us under certain of our management agreements depend exclusively upon earnings at these properties and, accordingly, our income and cash flows from these properties reflect the seasonality of the hotel industry. The COVID-19 pandemic and current economic conditions have, and may in the future, significantly alter the seasonal aspects of our business, including negatively affecting the historical increased business we typically experienced in the second and third quarters.

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
We are environmentally conscious and aware of the impact our properties have on the environment. We and our tenants and managers have implemented numerous initiatives to encourage recycling of plastics, paper and metal or glass containers; we have programs to encourage reduced water and energy use at a hotel guest’s option by not laundering towels and linens every day and monitoring lights and thermostats when rooms are not in use. When we renovate our hotels we generally use energy efficient products including but not limited to lighting, windows and HVAC equipment and many of the appliances in our extended stay hotels are Energy Star rated. We or our tenants or managers have also installed car battery charging stations at some of the properties in our portfolio to accommodate environmentally aware customers.
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
Non-GAAP Financial Measures
We present certain “non-GAAP financial measures” within the meaning of applicable SEC rules, including FFO and Normalized FFO. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income as presented in our consolidated statements of comprehensive income (loss). We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income (loss). We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, they may facilitate a comparison of our operating performance between periods and with other REITs.

Funds From Operations and Normalized Funds From Operations
We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, which is net income (loss) available for common shareholders, calculated in accordance with GAAP, excluding any gain or loss on sale of properties and loss on impairment of real estate assets, if any, plus real estate depreciation and amortization, less any unrealized gains and losses on equity securities, as well as adjustments to reflect our share of FFO attributable to an investee and certain other adjustments currently not applicable to us. In calculating Normalized FFO, we adjust for the item shown below and include business management incentive fees, if any, only in the fourth quarter versus the quarter when they are recognized as expense in accordance with GAAP due to their quarterly volatility not necessarily being indicative of our core operating performance and the uncertainty as to whether any such business management incentive fees will be payable when all contingencies for determining such fees are known at the end of the calendar year. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to satisfy our REIT distribution requirements, limitations in our credit agreement and public debt covenants, the availability to us of debt and equity capital, our dividend yield and the dividend yield of other REITs, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. Other real estate companies and REITs may calculate FFO and Normalized FFO differently than we do.

Our calculations of FFO and Normalized FFO for the years ended December 31, 2020, 2019 and 2018 and reconciliations of net income (loss) available for common shareholders, the most directly comparable financial measure under GAAP reported in our consolidated financial statements, to those amounts appear in the following table (amounts in thousands, except per share amounts).

		For the Year Ended December 31,
		2020	2019	2018
Net income (loss)		$(311,382)	$259,750	$185,734
Add (Less):	Depreciation and amortization expense	498,908	428,448	403,077
	Gain on sale of real estate, net (1)	(2,261)	(159,535)	—
	Loss on asset impairment (2)	55,756	39,296	—
	Unrealized (gains) losses on equity securities, net (3)	(19,882)	40,461	16,737
	Adjustments to reflect our share of FFO attributable to an investee (4)	(61)	—	—
FFO		221,078	608,420	605,548
Add (Less):	Transaction related costs (5)	—	1,795	—
	Loss on early extinguishment of debt (6)	9,394	8,451	160
	Loss contingency (7)	3,962	1,997	—
	Gain on insurance settlement, net of tax (8)	(48,536)	—	—
	Hotel manager transition related costs (9)	15,100	—	—
	Adjustments to reflect our share of Normalized FFO attributable to an investee (4)	964	—	—
Normalized FFO		$201,962	$620,663	$605,708

Weighted average shares outstanding (basic)		164,422	164,312	164,229
Weighted average shares outstanding (diluted) (10)		164,422	164,340	164,258

Basic and diluted per common share amounts:
Net income (loss)		$(1.89)	$1.58	$1.13
FFO		$1.34	$3.70	$3.69
Normalized FFO		$1.23	$3.78	$3.69
	Distributions declared per share	$0.57	$2.15	$2.11
(1)We recorded a $2,261 net gain on sales of 18 hotels and 21 net lease properties during the year ended December 31, 2020. We recorded a $159,535 gain on sale of real estate during the year ended December 31, 2019 in connection with the sales of 20 travel centers.
(2)We recorded a $55,756 loss on asset impairment during the year ended December 31, 2020 to reduce the carrying value of 18 hotels and 13 net lease properties to their estimated fair value. We recorded a $39,296 loss on asset impairment during the year ended December 31, 2019 to reduce the carrying value of 19 net lease properties to their estimated fair value less costs to sell and two hotels to their estimated fair value.
(3)Unrealized gains and losses on equity securities, net represent the adjustment required to adjust the carrying value of our investments in TA common shares to their fair value as of December 31, 2020 and the adjustment required to adjust the carrying value of our investments in RMR Inc. and TA common shares to their fair value as of December 31, 2019 and 2018, respectively. We sold our shares of RMR Inc. on July 1, 2019.
(4)Represents our proportionate share of our equity investment in Sonesta during the year ended December 31, 2020 and Affiliates Insurance Company during the years ended December 31, 2019 and 2018.
(5)Transaction related costs represents costs related to our exploration of possible financing transactions during the year ended December 31, 2019.
(6)We recorded a loss of $9,394 during the year ended December 31, 2020, on extinguishment of debt relating to our repayment of our $400,000 term loan and certain unsecured senior notes. We recorded a $8,451 loss on early extinguishment of debt in the year ended December 31, 2019 related to the termination of a term loan commitment we arranged in connection with the acquisition of a net lease portfolio and $160 on early extinguishment of debt during the year ended December 31, 2018 in connection with an amendment to our credit agreement.
(7)Hotel operating expenses for the year ended December 31, 2020 include a $3,962 loss contingency related to a litigation matter at certain hotels. We recorded a $1,997 loss contingency during the year ended December 31, 2019 for an expected settlement of a historical pension withdrawal liability for a hotel we rebranded.

(8)We recorded a $62,386 gain on insurance settlement during the year ended December 31, 2020 for insurance proceeds received for our leased hotel in San Juan, PR related to Hurricane Maria. Under GAAP, we were required to increase the building basis of our San Juan hotel for the amount of the insurance proceeds. We also recorded a $13,850 deferred tax liability as a result of the book value to tax basis difference related to this accounting during the year ended December 31, 2020.
(9)Hotel operating expenses for the year ended December 31, 2020 include $15,100 of hotel manager transition related costs resulting from the rebranding of 115 hotels during the periods.
(10)Represents weighted average common shares adjusted to reflect the potential dilution of unvested share awards.

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
Fixed Rate Debt
At December 31, 2020, our outstanding publicly tradable debt consisted of thirteen issues of fixed rate, senior notes:

Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
$500,000	5.000%	$25,000	2022	Semi-Annually
500,000	4.500%	22,500	2023	Semi-Annually
350,000	4.650%	16,275	2024	Semi-Annually
825,000	4.350%	35,888	2024	Semi-Annually
350,000	4.500%	15,750	2025	Semi-Annually
800,000	7.500%	60,000	2025	Semi-Annually
350,000	5.250%	18,375	2026	Semi-Annually
450,000	4.750%	21,375	2026	Semi-Annually
400,000	4.950%	19,800	2027	Semi-Annually
450,000	5.500%	24,750	2027	Semi-Annually
400,000	3.950%	15,800	2028	Semi-Annually
425,000	4.950%	21,038	2029	Semi-Annually
400,000	4.375%	17,500	2030	Semi-Annually
$6,200,000		$314,051
No principal repayments are due under these notes until maturity. Because these notes require interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are one percentage point higher than the rates shown above, our per annum interest cost would increase by approximately $62,000. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2020 and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point change in interest rates would change the fair value of those debt obligations by approximately $299,652.
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
Floating Rate Debt
At December 31, 2020, our floating rate debt consisted of $78,424 outstanding under our $1,000,000 revolving credit facility. The maturity date of our revolving credit facility is July 15, 2022, and, subject to our meeting certain conditions, including our payment of an extension fee, we have an option to extend the stated maturity date of the facility by two additional six month periods. No principal repayments are required under our revolving credit facility prior to maturity and repayments may be made and redrawn subject to conditions at any time without penalty. Borrowings under our revolving credit facility are in U.S. dollars and require annual interest to be paid at the rate of LIBOR plus premiums that are subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR and to changes in our credit ratings. In addition, upon renewal or refinancing of our revolving credit facility, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of this floating rate debt but would affect our operating results.

The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of December 31, 2020:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact (2)
At December 31, 2020	2.85%	$78,424	$2,235	$0.01
One percentage point increase	3.85%	$78,424	$3,019	$0.02
(1)Weighted average based on the interest rates and the respective outstanding borrowings as of December 31, 2020.
(2)Based on diluted weighted average common shares outstanding for the year ended December 31, 2020.
The following table presents the impact that a one percentage point increase in interest rates would have on our annual floating rate interest expense at December 31, 2020 if we were fully drawn on our revolving credit facility:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt (3)	Total Interest Expense Per Year	Annual Per Share Impact (2)
At December 31, 2020	2.85%	$1,000,000	$28,500	$0.17
One percentage point increase	3.85%	$1,000,000	$38,500	$0.23
(1)Weighted average based on the interest rates and the outstanding borrowings (assuming fully drawn) as of December 31, 2020.
(2)Based on diluted weighted average common shares outstanding for the year ended December 31, 2020.
(3)In January 2021, we borrowed $972,793 under our revolving credit facility, and as of February 26, 2021, we remain fully drawn thereunder.
The foregoing tables show the impact of an immediate change in floating interest rates as of December 31, 2020. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts under our revolving credit facility or other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.
LIBOR Phase Out
LIBOR is currently expected to be phased out for new contracts by December 31, 2021 and for pre-existing contracts by June 30, 2023. We are required to pay interest on borrowings under our credit facility at floating rates based on LIBOR. Future debt that we may incur may also require that we pay interest based upon LIBOR. We currently expect that, as a result of any phase out of LIBOR, the interest rates under our credit agreement would be revised as provided under the agreement or amended as necessary to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR.
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
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, we believe that, as of December 31, 2020, our internal control over financial reporting is effective.
Deloitte & Touche LLP, the independent registered public accounting firm that audited our 2020 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information. We may grant common shares to our officers and other employees of RMR LLC under our 2012 Equity Compensation Plan, or the 2012 Plan. In addition, each of our Trustees receives common shares as part of his or her annual compensation for serving as a Trustee and such shares are awarded under the 2012 Plan. The terms of awards made under the 2012 Plan are determined by the Compensation Committee of our Board of Trustees at the time of the award. The following table is as of December 31, 2020.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securityholders—2012 Plan	None.	None.	2,029,893 (1)
Equity compensation plans not approved by securityholders	None.	None.	None.
Total	None.	None.	2,029,893 (1)
(1)Consists of common shares available for issuance pursuant to the terms of the 2012 Plan.  Share awards that are repurchased or forfeited will be added to the common shares available for issuance under the 2012 Plan.
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
Significant Tenant
TA is our former subsidiary and is the lessee of 27.2% of our real estate properties, at cost, as of December 31, 2020.
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

4.11
Fourth Supplemental Indenture, dated as of October 26, 2017, between the Company and U.S. Bank National Association, relating to the Company’s 3.950% Senior Notes due 2028, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.)

4.12
Fifth Supplemental Indenture, dated as of February 2, 2018, between the Company and U.S. Bank National Association, relating to the Company’s 4.375% Senior Notes due 2030, including form thereof. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2017.)

4.13
Sixth Supplemental Indenture, dated as of September 18, 2019, between the Company and U.S. Bank National Association, relating to the Company’s 4.350% Senior Notes due 2024, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 18, 2019.)

4.14
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

4.17
Supplemental Indenture, dated as of July 15, 2020, among the Company, Highway Ventures Properties Trust, HPTWN Properties Trust, HPT Suite Properties Trust, SVCN 2 LLC and U.S. Bank National Association, relating to the Company’s 7.50% Senior Notes due 2025. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.)

4.18
Supplemental Indenture, dated as of October 9, 2020, among the Company, Banner NewCo LLC, SVCN 3 LLC and U.S. Bank National Association, relating to the Company’s 7.50% Senior Notes due 2025. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.)

4.19
Tenth Supplemental Indenture, dated as of November 20, 2020, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank National Association, relating to the Company’s 5.50% Senior Notes due 2027, including form thereof. (Filed herewith.)

4.20
Supplemental Indenture, dated as of November 13, 2020, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank National Association, relating to the Company’s 7.50% Senior Notes due 2025. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 17, 2020.)

4.21
Registration Rights and Lock-Up Agreement, dated as of June 5, 2015, among the Company, ABP Trust (f/k/a Reit Management & Research Trust) and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2015.)

4.22	Description of Securities. (Filed herewith.)
8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)
10.1
Second Amended and Restated Business Management Agreement, dated as of June 5, 2015, between the Company and The RMR Group LLC. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2015.)

10.2
Second Amended and Restated Property Management Agreement, dated as of June 5, 2015, between the Company and The RMR Group LLC. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2015.)

10.3	Summary of Trustee Compensation. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 10, 2020.)
10.4	2012 Equity Compensation Plan. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 14, 2012.)
10.5	First Amendment to 2012 Equity Compensation Plan. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)
10.6	Form of Restricted Share Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)
10.7	Form of Share Award Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.)
10.8	Form of Share Award Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.)
10.9	Form of Indemnification Agreement. (+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.)
10.10
Second Amended and Restated Credit Agreement, dated as of May 10, 2018, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 15, 2018.)

10.11
First Amendment to Second Amended and Restated Credit Agreement, dated as of September 17, 2019, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions signatory thereto. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.)

10.12
Second Amendment to Second Amended and Restated Credit Agreement, dated as of May 8, 2020, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions signatory thereto. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.)

10.13
Pledge Agreement, dated as of May 8, 2020, between the Company, certain of its direct and indirect Subsidiaries and Wells Fargo Bank, National Association. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.)

10.14
Pledge Amendment, dated as of May 22, 2020, among the Company, Banner NewCo LLC, Highway Ventures Borrower LLC and Highway Ventures Properties Trust. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.)

10.15	Pledge Amendment, dated as of June 15, 2020, by Banner NewCo LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.)
10.16
Pledge Supplement No. 1, dated as of June 15, 2020, between HPT TA Properties Trust and Wells Fargo Bank, National Association. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.)

10.17
Pledged Interest Release Letter, dated as of June 17, 2020, between the Company and Wells Fargo Bank, National Association. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.)

10.18	Pledge Amendment, dated as of September 14, 2020, by Banner NewCo LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.)
10.19
Pledged Interest Release Request Letter, dated as of September 14, 2020, between the Company and Wells Fargo Bank, National Association. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.)

10.20
Release of Certain Guarantors, dated as of October 1, 2020, by U.S. Bank National Association. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.)

10.21
Third Amendment to Second Amended and Restated Credit Agreement, dated as of November 5, 2020, between the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions signatory thereto. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.)

10.22
Pledge Supplement No. 2, dated as of November 5, 2020, between the Company, Highway Ventures Borrower LLC, HPT SN Holding, Inc. and Wells Fargo Bank, National Association. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.)

10.23
Release of Certain Guarantors, dated as of November 13, 2020, among the Company, certain subsidiaries of the Company named therein and U.S. Bank National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 17, 2020.)

10.24
Transaction Agreement, dated as of February 27, 2020, between Sonesta Holdco Corporation and the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.)

10.25
Representative Form of Amended and Restated Management Agreement between Sonesta International Hotels Corporation and Cambridge TRS, Inc. (Non-Sale Properties). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.) (Schedule of applicable agreements incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.)

10.26
Representative Form of Amended and Restated Management Agreement between Sonesta International Hotels Corporation and Cambridge TRS, Inc. (Sale Properties). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.) (Schedule of applicable agreements incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.)

10.27
Amended and Restated Pooling Agreement, dated February 27, 2020, among Sonesta International Hotels Corporation, Sonesta Clift LLC, Sonesta Chicago LLC, Cambridge TRS, Inc., HPT Clift TRS LLC and HPT Wacker Drive TRS LLC. (Legacy Hotels) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.)

10.28
Stockholders Agreement, dated as of February 27, 2020, by and among Sonesta Holdco Corporation, the Company, SVC Holdings LLC, Adam D. Portnoy and Diane Portnoy, as trustee of the Diane Portnoy 2019 Revocable Trust under agreement dated May 28, 2019. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.)

10.29
Representative Form of Management Agreement between Sonesta International Hotels Corporation and Cambridge TRS, Inc. (Conversion Hotels) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.) (Schedule of applicable agreements filed herewith.)

10.30
Pooling Agreement, dated as of December 15, 2020, among Sonesta International Hotels Corporation, certain subsidiaries of the Company named therein as owners and certain subsidiaries of Sonesta International Hotels Corporation named therein as managers. (Conversion Hotels) (Filed herewith.)

10.31
Second Amended and Restated Lease Agreement No. 1, dated as of October 14, 2019, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.)

10.32
Amended and Restated Guaranty Agreement, dated as of October 14, 2019, by TravelCenters of America Inc. for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (relating to Second Amended and Restated Lease Agreement No. 1). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.)

10.33
Second Amended and Restated Lease Agreement No. 2, dated as of October 14, 2019, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.)

10.34
Amended and Restated Guaranty Agreement, dated as of October 14, 2019, by TravelCenters of America Inc. for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (relating to Second Amended and Restated Lease Agreement No. 2). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.)

10.35
Second Amended and Restated Lease Agreement No. 3, dated as of October 14, 2019, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.)

10.36
Amended and Restated Guaranty Agreement, dated as of October 14, 2019, by TravelCenters of America Inc. for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (relating to Second Amended and Restated Lease Agreement No. 3). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.)

10.37
Second Amended and Restated Lease Agreement No. 4, dated as of October 14, 2019, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.)

10.38
Amended and Restated Guaranty Agreement, dated as of October 14, 2019, by TravelCenters of America Inc. for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (relating to Second Amended and Restated Lease Agreement No. 4). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.)

10.39
Amended and Restated Lease Agreement No. 5, dated as of October 14, 2019, among Highway Ventures Properties Trust, Highway Ventures Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.)

10.40
Amended and Restated Guaranty Agreement, dated as of October 14, 2019, by TravelCenters of America Inc. for the benefit of Highway Ventures Properties Trust and Highway Ventures Properties LLC (relating to Amended and Restated Lease Agreement No. 5). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.)

21.1	Subsidiaries of the Company. (Filed herewith.)
22.1	List of Subsidiary Guarantors. (Filed herewith.)
23.1	Consent of Deloitte & Touche LLP. (Filed herewith.)
23.2	Consent of Ernst & Young LLP. (Filed herewith.)
23.3	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
99.1
Registration Rights Agreement, dated as of February 27, 2020, among Sonesta Holdco Corporation, the Company and SVC Holdings LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.)

99.2
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

Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm
To the Trustees and Shareholders of Service Properties Trust
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Service Properties Trust (the "Company") as of December 31, 2020, the related consolidated statements of comprehensive income (loss), shareholders' equity, and cash flows for the year then ended, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Real Estate Properties — Refer to Notes 2 and 4 to the financial statements

The Company’s investments in real estate assets are evaluated for impairment periodically or when events or changes in circumstances indicate that the carrying amount of a real estate asset may not be recoverable. The Company’s evaluation of the recoverability of real estate assets involves the comparison of undiscounted future cash flows expected to be generated by each real estate asset over the Company’s estimated holding period to the respective carrying amount. The Company’s undiscounted future cash flows analysis and the assessment of expected remaining holding period requires management to make significant estimates and assumptions related to future occupancy levels, rental rates, estimated sale proceeds, and capitalization rates.

In the event that a real estate asset is not recoverable, the Company will adjust the real estate asset to its fair value based on third-party appraisals, broker selling estimates, sale agreements under negotiation, and/or final selling prices, when available, and recognize an impairment loss for the carrying amount in excess of fair value.

We identified the impairment of real estate assets as a critical audit matter because of the significant estimates and assumptions management makes to evaluate the recoverability of real estate assets. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s undiscounted future cash flows analysis and assessment of expected remaining holding period.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the undiscounted cash flows analysis and the assessment of the expected remaining hold period included the following, among others:

•We tested the effectiveness of controls over management’s evaluation of the recoverability of real estate property assets, including the key inputs utilized in estimating the undiscounted future cash flows.

•We evaluated the undiscounted cash flow analysis including estimates of future occupancy levels, rental rates, estimated sale proceeds, and capitalization rates for each real estate asset or group of assets with possible impairment indicators by (1) evaluating the source information and assumptions used by management and (2) testing the mathematical accuracy of the undiscounted future cash flows analysis.

•We evaluated the reasonableness of management’s undiscounted future cash flows analysis by comparing management’s projections to external market sources and evidence obtained in other areas of our audit.

•We made inquiries of management regarding the current status of potential transactions and about management’s judgments to understand the probability of future events that could affect the hold period and other cash flow assumptions for the properties.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 1, 2021

We have served as the Company’s auditor since 2020.

Report of Independent Registered Public Accounting Firm

To the Trustees and Shareholders of Service Properties Trust

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Service Properties Trust (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 1, 2021, expressed an unqualified opinion on those financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 1, 2021

Report of Independent Registered Public Accounting Firm
To the Trustees and Shareholders of Service Properties Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Service Properties Trust (the “Company”) as of December 31, 2019, the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
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

/s/ Ernst & Young LLP
We served as the Company’s auditor from 2002 to 2020.
Boston, Massachusetts
February 28, 2020

SERVICE PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	As of December 31,
	2020	2019
ASSETS
Real estate properties:
Land	$2,030,440	$2,066,602
Buildings, improvements and equipment	9,131,832	9,318,434
Total real estate properties, gross	11,162,272	11,385,036
Accumulated depreciation	(3,280,110)	(3,120,761)
Total real estate properties, net	7,882,162	8,264,275
Acquired real estate leases and other intangibles, net	325,845	378,218
Assets held for sale	13,543	87,493
Cash and cash equivalents	73,332	27,633
Restricted cash	18,124	53,626
Due from related persons	55,530	68,653
Other assets, net	318,783	154,069
Total assets	$8,687,319	$9,033,967

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$78,424	$377,000
Term loan, net	—	397,889
Senior unsecured notes, net	6,130,166	5,287,658
Security deposits	294	109,403
Accounts payable and other liabilities	345,079	335,696
Due to related persons	30,566	20,443
Total liabilities	6,584,529	6,528,089

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 164,823,833 and 164,563,034 shares issued and outstanding, respectively	1,648	1,646
Additional paid in capital	4,550,385	4,547,529
Cumulative other comprehensive loss	(760)	—
Cumulative net income available for common shareholders	3,180,263	3,491,645
Cumulative common distributions	(5,628,746)	(5,534,942)
Total shareholders’ equity	2,102,790	2,505,878
Total liabilities and shareholders’ equity	$8,687,319	$9,033,967
The accompanying notes are an integral part of these consolidated financial statements.

SERVICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Hotel operating revenues	$875,098	$1,989,173	$1,958,598
Rental income	389,955	322,236	330,806
FF&E reserve income	201	4,739	5,132
Total revenues	1,265,254	2,316,148	2,294,536

Expenses:
Hotel operating expenses	697,904	1,410,927	1,387,065
Other operating expenses	15,208	8,357	5,290
Depreciation and amortization	498,908	428,448	403,077
General and administrative	50,668	54,639	104,862
Transaction related costs	—	1,795	—
Loss on asset impairment	55,756	39,296	—
Total expenses	1,318,444	1,943,462	1,900,294

Gain on sale of real estate, net	2,261	159,535	—
Dividend income	—	1,752	2,754
Gain on insurance settlement	62,386	—	—
Unrealized gains (losses) on equity securities, net	19,882	(40,461)	(16,737)
Interest income	284	2,215	1,528
Interest expense (including amortization of debt issuance costs and debt discounts and premiums of $14,870, $11,117 and $10,177, respectively)	(306,490)	(225,126)	(195,213)
Loss on early extinguishment of debt	(9,394)	(8,451)	(160)
Income (loss) before income taxes and equity in earnings (losses) of an investee	(284,261)	262,150	186,414
Income tax expense	(17,211)	(2,793)	(1,195)
Equity in earnings (losses) of an investee	(9,910)	393	515
Net income (loss)	(311,382)	259,750	185,734
Other comprehensive income (loss):
Equity interest in investee’s unrealized gains (losses)	(760)	91	(68)
Other comprehensive income (loss)	(760)	91	(68)
Comprehensive income (loss)	$(312,142)	$259,841	$185,666

Weighted average common shares outstanding (basic)	164,422	164,312	164,229
Weighted average common shares outstanding (diluted)	164,422	164,340	164,258

Net income (loss) available for common shareholders per common share (basic and diluted)	$(1.89)	$1.58	$1.13
The accompanying notes are an integral part of these consolidated financial statements.

SERVICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

	Common Shares			Additional Paid in Capital	Cumulative Net Income	Cumulative Other Comprehensive Income (Loss)
	Number of Shares	Common Shares	Cumulative Common Distributions
							Total
Balance at December 31, 2017	164,349,141	$1,643	$(4,834,491)	$4,542,307	$2,966,605	$79,358	$2,755,422
ASU 2016-01 cumulative effect adjustment	—	—	—	—	79,556	(79,556)	—
Net income	—	—	—	—	185,734	—	185,734
Equity in unrealized losses of investees	—	—	—	—	—	(68)	(68)
Common share grants	115,000	1	—	3,780	—	—	3,781
Common share repurchases	(22,432)	—	—	(606)	—	—	(606)
Distributions	—	—	(346,832)	—	—	—	(346,832)
Balance at December 31, 2018	164,441,709	1,644	(5,181,323)	4,545,481	3,231,895	(266)	2,597,431
Net income	—	—	—	—	259,750	—	259,750
Amounts reclassified from cumulative other comprehensive income to net income	—	—	—	—	—	175	175
Equity in unrealized gains of investees	—	—	—	—	—	91	91
Common share grants	155,100	2	—	2,855	—	—	2,857
Common share repurchases	(33,775)	—	—	(807)	—	—	(807)
Distributions	—	—	(353,619)	—	—	—	(353,619)
Balance at December 31, 2019	164,563,034	1,646	(5,534,942)	4,547,529	3,491,645	—	2,505,878
Net loss	—	—	—	—	(311,382)	—	(311,382)
Equity in unrealized losses of investees	—	—	—	—	—	(760)	(760)
Common share grants	305,400	2	—	3,209	—	—	3,211
Common share repurchases and forfeitures	(44,601)	—	—	(353)	—	—	(353)
Distributions	—	—	(93,804)	—	—	—	(93,804)
Balance at December 31, 2020	164,823,833	$1,648	$(5,628,746)	$4,550,385	$3,180,263	$(760)	$2,102,790

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(311,382)	$259,750	$185,734
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	498,908	428,448	403,077
Amortization of debt issuance costs and debt discounts and premiums as interest	14,870	11,117	10,177
Straight line rental income	714	10,719	(12,509)
Security deposits utilized or replenished	(109,162)	(23,549)	6,740
Loss on early extinguishment of debt	9,394	8,451	160
Loss on asset impairment	55,756	39,296	—
Unrealized (gains) losses on equity securities, net	(19,882)	40,461	16,737
Equity in losses (earnings) of an investee	9,910	(393)	(515)
Distribution of earnings from Affiliates Insurance Company	—	2,423	—
Gain on sale of real estate, net	(2,261)	(159,535)	—
Gain on insurance settlement	(62,386)	—	—
Deferred income taxes	13,850	(127)	(1,047)
Other non-cash (income) expense, net	(2,558)	(614)	(2,713)
Changes in assets and liabilities:
Due from related persons	(33)	3,272	(572)
Other assets	(78,340)	(11,385)	6,200
Accounts payable and other liabilities	2,296	60,484	5,824
Due to related persons	17,910	(51,096)	(20,340)
Net cash provided by operating activities	37,604	617,722	596,953

Cash flows from investing activities:
Real estate acquisitions and deposits	(7,090)	(2,713,191)	(127,703)
Real estate improvements	(69,082)	(150,531)	(182,862)
Hotel managers’ purchases with restricted cash	(153,626)	(208,241)	(135,177)
Hotel manager’s deposit of insurance proceeds into restricted cash	22,488	25,000	18,000
Net proceeds from sale of real estate	167,542	816,450	—
Net proceeds from sale of equity securities	—	93,892	—
Investment in Sonesta	(5,314)	—	—
Investment in TA	(7,011)	—	—
Distributions in excess of earnings from Affiliates Insurance Company	286	6,577	—
Net cash used in investing activities	(51,807)	(2,130,044)	(427,742)

Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes, net of discounts and premiums	1,250,000	1,693,879	389,976
Repayment of senior unsecured notes	(405,971)	—	—
Repayment of term loan	(400,000)	—	—
Borrowings under revolving credit facility	1,189,094	1,124,000	517,000
Repayments of revolving credit facility	(1,487,670)	(924,000)	(738,000)
Debt issuance costs	(26,903)	(21,882)	(12,242)
Repurchase of common shares	(346)	(800)	(606)
Distributions to common shareholders	(93,804)	(353,619)	(346,832)
Net cash provided by (used in) financing activities	24,400	1,517,578	(190,704)
Increase (decrease) in cash and cash equivalents and restricted cash	10,197	5,256	(21,493)
Cash and cash equivalents and restricted cash at beginning of year	81,259	76,003	97,496
Cash and cash equivalents and restricted cash at end of year	$91,456	$81,259	$76,003

	Year Ended December 31,
	2020	2019	2018
Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows:
Cash and cash equivalents	$73,332	$27,633	$25,966
Restricted cash	18,124	53,626	50,037
Total cash and cash equivalents and restricted cash	$91,456	$81,259	$76,003

Supplemental cash flow information:
Cash paid for interest	$281,097	$191,155	$174,158
Cash paid for income taxes	2,117	2,927	3,218

Non-cash investing activities:
Real estate improvements accrued, not paid	$5,684	$13,595	$5,549
Investment in Sonesta	42,000	—	—
The accompanying notes are an integral part of these consolidated financial statements.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(dollars in thousands, except share data)
Note 1. Organization
Service Properties Trust, or we, us or our, is a real estate investment trust, or REIT, organized on February 7, 1995 under the laws of the State of Maryland, which invests in hotels and net lease service-oriented retail properties. At December 31, 2020, we owned, directly and through subsidiaries, 310 hotels and 799 net lease properties.
At December 31, 2020, 305 of our 310 hotels were managed or operated by subsidiaries of the following companies: Sonesta Holdco Corporation, or Sonesta, (168 hotels), Marriott International, Inc., or Marriott (105 hotels), Hyatt Hotels Corporation, or Hyatt (22 hotels), Radisson Hospitality, Inc., or Radisson (nine hotels) and InterContinental Hotels Group, plc, or IHG (one hotel). We have entered into an agreement to sell five hotels and we have entered into a short term lease with the buyer in anticipation of the sale. At December 31, 2020, we owned 799 net lease properties with 170 tenants, including 179 travel centers leased to TravelCenters of America Inc., or TA, our largest tenant. Hereinafter, these companies are sometimes referred to as managers and/or tenants, or collectively, operators.
Recent Events
The novel coronavirus, or COVID-19, global pandemic, along with federal, state and local government mandates have disrupted and are expected to continue to have a significant negative impact on our results of operations, financial position and cash flow. In the United States, individuals are being encouraged to practice social distancing, are restricted from gathering in large groups, and in some areas, either have been or are subject to mandatory stay-at-home restrictions, which have restricted or prohibited large social gatherings, travel and non-essential activities outside of their homes. As a result, the lodging industry and other industries in which our managers and tenants operate have been adversely impacted.
Our results of operations and cash flows from our hotels are heavily dependent on our operators’ ability to generate returns to us and their willingness to fund shortfalls in our minimum returns from their own resources. IHG defaulted on its agreement with us and Marriott did not fund shortfalls in the payment of our minimum returns in accordance with its agreement with us. We have terminated our agreements with both IHG and Marriott and have transitioned the branding and management of 193 hotels previously managed by IHG, Marriott and Wyndham to Sonesta between September 2020 and February 2021.
As a result of the disruption caused by the COVID-19 pandemic, we have taken steps to preserve liquidity by reducing our quarterly distribution to our shareholders beginning in the second quarter of 2020 to $0.01 per share and we expect our quarterly distribution to continue at that rate for the foreseeable future, subject to applicable REIT tax requirements, by reducing expected capital expenditures, and by working with our hotel operators to reduce hotel operating expenses, raising $1,229,950 of debt proceeds, repaying $800,000 of debt, selling assets for an aggregate sales price of $174,172, excluding closing costs, and entering into an agreement to sell additional properties for an aggregate sales price of $24,313, excluding sales costs. We and our lenders amended our credit agreement governing our $1,000,000 revolving credit facility and $400,000 term loan on May 8, 2020. Among other things, the amendment waived certain existing financial covenants through the end of the first quarter of 2021. Based on the prolonged effect of the pandemic and our expectations of not being able to meet the financial covenants under our amended credit agreement, we entered into an additional amendment on November 5, 2020. Among other things, the amendment waives all of the existing financial covenants through the end of the agreement term, or July 15, 2022, or the New Waiver Period. On January 19, 2021, we borrowed $972,793 under our revolving credit facility as a precautionary measure to preserve financial flexibility. As of February 26, 2021, we are fully drawn under our revolving credit facility. Based on these actions, the cash flows we receive from our net lease portfolio, the financing activities we have completed, and asset dispositions we have completed or expect to complete, we believe we will have sufficient liquidity to meet our obligations for at least the next twelve months. See Notes 5 and 6 for additional information regarding the transactions and other actions described above.

Note 2. Summary of Significant Accounting Policies
Basis of Presentation. These consolidated financial statements include our accounts and the accounts of our subsidiaries, all of which are 100% owned directly or indirectly by us. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.

We have determined that each of our wholly owned taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification™, or the Codification. We have concluded that we must consolidate each of our wholly owned TRSs because we are the entity with the power to direct the activities that most significantly impact such VIEs’ performance and we have the obligation to absorb losses or the right to receive benefits from each VIE that could be significant to the VIE and are, therefore, the primary beneficiary of each VIE. The assets of our TRSs were $118,862 and $31,920 as of December 31, 2020 and 2019, respectively, and consist primarily of amounts due from and working capital advances to certain of our hotel managers. The liabilities of our TRSs were $70,240 and $138,708 as of December 31, 2020 and 2019, respectively, and consist primarily of amounts payable to certain of our hotel managers. The assets of our TRSs are available to satisfy our TRSs’ obligations and we have guaranteed certain obligations of our TRSs.
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
We regularly evaluate whether events or changes in circumstances have occurred that could indicate an impairment in the value of our real estate properties. These indicators may include weak or declining operating profitability, cash flows or liquidity, our decision to dispose of an asset before the end of its estimated useful life or market or industry changes that could permanently reduce the value of our investments. If there is an indication that the carrying value of a property is not recoverable, we estimate the projected undiscounted cash flows of the asset to determine if an impairment loss should be recognized. We determine the amount of an impairment loss by comparing the historical carrying value of the property to its estimated fair value. We estimate fair value by evaluating recent financial performance and projecting discounted cash flows of properties using standard industry valuation techniques. In addition to consideration of impairment upon the events or changes in circumstances described above, we regularly evaluate the remaining lives of our real estate properties. If we change estimated lives, we depreciate or amortize the carrying values of affected assets over the revised remaining lives. During the years ended December 31, 2020 and 2019, we recorded $55,756 and $39,296, respectively, of losses on asset impairment to reduce the carrying value of certain of our properties to their estimated fair values less costs to sell.
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
At December 31, 2020 and 2019, our intangible assets and liabilities were as follows:

	As of December 31,
	2020	2019
Assets:
Tradenames and trademarks	$89,375	$89,375
Above market operating leases, net of accumulated amortization of $55,220 and $15,748, respectively	224,510	275,814
Below market ground leases, net of accumulated amortization of $16,226 and $21,125, respectively	8,934	10,034
Other, net of accumulated amortization of $1,188 and $1,803, respectively	3,026	3,323
	$325,845	$378,546
Liabilities:
Below market operating leases, net of accumulated amortization of $559 and $367, respectively	$1,691	$3,653
Above market ground leases, net of accumulated amortization of $6,180 and $5,886, respectively	416	856
	$2,107	$4,509

We amortize above and below market leases on a straight line basis over the term of the associated lease (three and six years on a weighted average basis for intangible liabilities and assets, respectively). For the years ended December 31, 2020, 2019 and 2018, amortization relating to intangible assets was $52,264, $1,757 and $2,542, respectively, and amortization relating to intangible liabilities was $2,403, $441 and $455 for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, the weighted average amortization period for capitalized above market leases and below market lease values were 7.0 years and 5.1 years, respectively. As of December 31, 2020, we estimate future amortization relating to intangible assets and liabilities as follows:

	Above Market Operating Leases	Below Market Ground Leases & Other	Below Market Operating Leases	Above Market Ground Leases & Other
2021	$41,196	$1,375	$(458)	$(369)
2022	30,272	1,367	(309)	(21)
2023	27,120	1,355	(193)	(18)
2024	24,637	1,137	(186)	(8)
2025	21,311	983	(130)	—
Thereafter	79,974	5,743	(415)	—
	$224,510	$11,960	$(1,691)	$(416)
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
Debt Issuance Costs. Debt issuance costs consist of capitalized issuance costs related to borrowings, which are amortized to interest expense over the terms of the respective debt. Debt issuance costs, net of accumulated amortization, for our revolving credit facility are included in other assets, net in our consolidated balance sheets. As of December 31, 2020 and 2019, debt issuance costs for our revolving credit facility were $8,163 and $4,212, respectively, and accumulated amortization of debt issuance costs for our revolving credit facility were $722 and $2,610, respectively. Debt issuance costs, net of accumulated amortization, for our senior notes, and our historical term loan, are presented as a direct deduction from the associated debt liability in our consolidated balance sheets. As of December 31, 2020 and 2019, debt issuance costs, net of accumulated amortization, for our senior notes were $41,974 and $31,065, respectively. Future amortization of debt issuance costs to be recognized with respect to our revolving credit facility and senior notes as of December 31, 2020, are as follows:

Future Amortization of Debt Issuance Costs
2021	$12,933
2022	11,106
2023	7,692
2024	6,854
2025	4,774
Thereafter	6,056
$49,415

Equity Method Investments. We account for our 34% non-controlling interest in Sonesta under the equity method of accounting. Sonesta is a private company and Adam D. Portnoy, one of our Managing Trustees who also serves as one of Sonesta’s directors, is the controlling shareholder. One of Sonesta’s other directors is our other Managing Trustee, President and Chief Executive Officer and Sonesta’s other director serves as The RMR Group LLC, or RMR LLC’s, and The RMR Group Inc., or RMR Inc.’s, executive vice president, general counsel and secretary and as our Secretary. Sonesta’s chief executive officer and chief financial officer are officers of RMR LLC. Certain other officers and employees of Sonesta are former employees of RMR LLC. RMR LLC also provides certain services to Sonesta.
See Notes 5 and 9 for a further discussion of our investment in and relationships with Sonesta.
Equity Securities. We record our equity securities at fair value based on their quoted market price at the end of each reporting period. Changes in the fair value of our equity securities are recorded through earnings in accordance with FASB Accounting Standards Update, or ASU, No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. As of December 31, 2020, we owned 1,184,797 common shares of TA. On July 1, 2019, we sold all the shares of class A common stock of RMR Inc. that we previously owned. See Notes 9 and 13 for further information on these investments.
Revenue Recognition. We report hotel operating revenues for managed hotels in our consolidated statements of comprehensive income (loss). We generally recognize hotel operating revenues, consisting primarily of room and food and beverage sales, when goods and services are provided.
We report rental income for leased properties in our consolidated statements of comprehensive income (loss). We recognize rental income from operating leases on a straight line basis over the term of the lease agreements. We reduced rental income by $714 and $10,719 during the years ended December 31, 2020 and 2019, respectively, and increased rental income by $12,509 during the year ended December 31, 2018, to record scheduled rent changes under certain of our leases, the deferred rent obligations payable to us under our leases with TA and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks at our travel centers on a straight line basis. See Notes 4, 5 and 9 for further information regarding our TA leases. Due from related persons includes $33,902 and $47,057 and other assets, net, includes $16,264 and $1,897 of straight line rent receivables at December 31, 2020 and 2019, respectively.
Certain of our lease agreements require additional percentage rent if gross revenues of our properties exceed certain thresholds defined in our lease agreements. We may determine percentage rent due to us under our leases monthly, quarterly or annually, depending on the specific lease terms, and recognize it when all contingencies are met and the rent is earned. We earned percentage rental income of $3,277, $4,238 and $3,695 during the years ended December 31, 2020, 2019 and 2018, respectively.
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
Segment Information. As of December 31, 2020, we had two reportable segments: hotel investments and net lease investments.

Income Taxes. We have elected to be taxed as a REIT under the United States Internal Revenue Code of 1986, as amended, and, as such, are generally not subject to federal and most state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. We are subject to income tax in Canada, Puerto Rico and certain states despite our qualification for taxation as a REIT. Further, we lease our managed hotels to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated tax return and are subject to federal, state and foreign income taxes. Our consolidated income tax provision (or benefit) includes the income tax provision (or benefit) related to the operations of our TRSs and certain state and foreign income taxes incurred by us despite our qualification for taxation as a REIT.
The Income Taxes Topic of the Codification prescribes how we should recognize, measure and present in our consolidated financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Tax benefits are recognized to the extent that it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. Our tax returns filed for the 2017 through 2020 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our consolidated statements of comprehensive income (loss) as a component of general and administrative expense.
New Accounting Pronouncements. On January 1, 2020, we adopted FASB ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires that entities use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for credit losses. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Lease related receivables are governed by the lease accounting under GAAP and are not subject to ASU No. 2016-13. We adopted this standard using the modified retrospective approach. The implementation of this standard did not have a material impact in our consolidated financial statements.
Note 3. Weighted Average Common Shares
The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share:

	For the Year Ended December 31,
	2020	2019	2018
	(in thousands)
Weighted average common shares for basic earnings per share	164,422	164,312	164,229
Effect of dilutive securities: Unvested share awards	—	28	29
Weighted average common shares for diluted earnings per share	164,422	164,340	164,258
Note 4. Real Estate Properties
As of December 31, 2020, we owned 310 hotels with 49,014 rooms or suites and 799 service-oriented retail properties with 13,455,405 square feet that are primarily subject to “triple net” leases, or net leases where the tenant is generally responsible for payment of operating expenses and capital expenditures of the property during the lease term. Our properties had an aggregate undepreciated carrying value of $11,175,815, including $13,543 classified as held for sale as of December 31, 2020.
Our real estate properties, at cost after impairments, consisted of land of $2,030,440, buildings and improvements of $8,600,239 and furniture, fixtures and equipment of $531,593, as of December 31, 2020; and land of $2,066,602, buildings and improvements of $8,731,002 and furniture, fixtures and equipment of $587,432, as of December 31, 2019. During 2020, 2019 and 2018, we funded $136,155, $242,571 and $200,044, respectively, for improvements to certain of our properties.
During 2020, we completed a comprehensive rebuilding project of our San Juan, PR hotel as a result of damage sustained during Hurricane Maria in 2017. We recorded a $62,386 gain on insurance settlement during the year ended December 31, 2020 for insurance proceeds received for this damage. Under GAAP, we were required to increase the building basis of our San Juan hotel for the amount of the insurance proceeds.

At December 31, 2020, 14 of our hotels were on land we leased partially or entirely from unrelated third parties. The average remaining term of the ground leases (including renewal options) is approximately 36 years (range of 14 to 67 years). Ground rent payable under nine of the ground leases is generally calculated as a percentage of hotel revenues. Twelve (12) of the 14 ground leases require annual minimum rents averaging $260 per year; future rents under two ground leases have been prepaid. Seventeen (17) of our net lease properties are on land we leased partially or entirely from unrelated third parties. The remaining terms on the leases range from one year to 30 years with rents averaging $485 per year. Generally, payments of ground lease obligations are made by our managers or tenants. However, if a manager or tenant does not perform obligations under a ground lease or does not renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge, sale or transfer of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.
Acquisitions
Our allocation of the purchase price of each of our acquisitions based on the estimated fair value of the acquired assets and assumed liabilities is presented in the table below. We accounted for these transactions as acquisitions of assets.

Acquisition Date	Location	Type	Rooms or Square feet	Purchase Price (1)	Land	Land Improvements	Building and Improvements	Furniture, Fixtures and Equipment	Held For Sale	Intangible Assets
Properties acquired during the year ended December 31, 2020
3/12/2020	Two states	Net Lease	6,696	$7,071	$880	$—	$5,363	$—	$—	$828
Properties acquired during the year ended December 31, 2019
2/22/2019	Washington, D.C.	Hotel	335	$143,742	$44,972	$151	$93,412	$5,207	$—	$—
5/7/2019	Milwaukee, WI	Hotel	198	30,235	3,442	1,053	25,132	608	—	—
8/1/2019	Southington, CT	Land	N.A.	66	66	—	—	—	—	—
9/20/2019	Various (2)	Net Lease	12,372,762	2,482,382	388,057	—	1,201,922	—	604,989	287,414
10/9/2019	Chicago, IL	Hotel	261	55,560	7,723	—	45,059	2,778	—	—
				$2,711,985	$444,260	$1,204	$1,365,525	$8,593	$604,989	$287,414
Properties acquired during the year ended December 31, 2018
6/15/2018	Minneapolis, MN	Hotel	360	$75,576	$2,196	$—	$68,388	$4,992	$—	$—
6/15/2018	Baton Rouge, LA	Hotel	117	16,022	2,242	173	12,842	765	—	—
10/30/2018	Scottsdale, AZ	Hotel	164	35,999	6,450	833	25,898	2,818	—	—
				$127,597	$10,888	$1,006	$107,128	$8,575	$—	$—
(1)Includes acquisition related costs.
(2)On September 20, 2019, we acquired a 767 property net lease portfolio with 12.4 million rentable square feet from Spirit MTA REIT, a Maryland REIT, (NYSE: SMTA), or SMTA, located in 45 states, or the SMTA Transaction. The aggregate transaction value of the SMTA Transaction was $2,482,382, including $2,384,577 in cash consideration, $82,069 of prepayment penalties related to SMTA’s extinguishment of the mortgage debt on the portfolio and $15,736 of other capitalized acquisition costs. The properties included in the portfolio were net leased to 279 tenants operating in 23 distinct industries and 163 brands that include quick service and casual dining restaurants, movie theaters, health and fitness, grocery, automotive parts and services and other service-oriented and necessity-based industries across 45 states. We financed the SMTA Transaction with borrowings under our revolving credit facility and with cash on hand, including net proceeds from our public offerings of senior unsecured notes, as described further in Note 6. As of December 31, 2020, we had $4,399 of unspent leasing related obligations assumed as a part of the SMTA Transaction.
In January 2021, we entered into an agreement to acquire a property adjacent to one of our travel centers in Nashville, TN for $7,600, excluding closing costs. We expect to complete this transaction in the first quarter of 2021.

Dispositions
During the years ended December 31, 2020 and 2019, we sold 39 and 150 properties, respectively, for an aggregate sales price of $174,172 and $821,212, respectively, excluding closing costs, as presented in the table below. The sales of these properties do not represent significant dispositions individually or in the aggregate nor do they represent a strategic shift. As a result, the results of the operations of these properties are included in continuing operations through the date of sale in our consolidated statements of comprehensive income (loss).

Date of Sale	Number of Properties	Location	Tenant/Operator	Rooms or Suites/Square Feet	Gross Sales Price	Gain/ (Loss) on Sale
Properties sold during the year ended December 31, 2020
01/28/2020	1	Gothenburg, NE	Vacant	31,978	$585	$7
02/06/2020	1	Rochester, MN	Vacant	90,503	2,600	(68)
02/13/2020	1	Ainsworth, NE	Vacant	32,901	775	7
02/14/2020	1	Dekalb, IL	Vacant	5,052	1,050	21
03/02/2020	1	Eau Claire, MI	HOM Furniture, Inc.	98,824	2,600	(6,947)
03/28/2020	1	Stillwater, OK	Vacant	33,018	400	70
05/26/2020	1	Pawtucket, RI	Vacant	22,027	1,610	(1,751)
05/28/2020	1	Canton, MA	Destination XL Group, Inc.	755,992	51,000	(1,049)
05/28/2020	1	Phoenix, AZ	Vacant	29,434	2,900	(81)
06/25/2020	1	Bellefontaine, OH	Vacant	2,267	440	20
07/17/2020	1	Clinton, MD	ADF Midatlantic LLC	2,935	700	(5)
08/20/2020	1	Lancaster, PA	Chaac Pizza Northeast, LLC	3,014	775	74
08/26/2020	1	Baton Rouge, LA	Vacant	2,334	750	39
08/26/2020	1	Winston-Salem, NC	Vacant	32,816	1,300	23
09/17/2020	1	Hillard, OH	Vacant	5,316	2,350	5
10/6/2020	1	Cabot, AR	Vacant	18,165	550	25
10/8/2020	1	Lander, WY	The Forge Bar and Grill	8,900	350	2
11/2/2020	1	Raleigh, NC	Vacant	55,558	3,900	41
11/18/2020	8	8 states	Marriott	834	44,800	8,375
12/15/2020	1	Fredrick, MD	Chaac Pizza	3,000	800	18
12/22/2020	1	O'Neill, NE	Vacant	31,374	850	(136)
12/29/2020	10	10 states	Wyndham	1,212	40,987	9,175
12/30/2020	1	Morrisville, PA	Vacant	110,075	12,100	(5,604)
	39			2,046 /1,375,483	$174,172	$2,261

Properties sold during the year ended December 31, 2019
01/16/2019	20	15 states (1)	TravelCenters of America, Inc.	541,483	$308,200	$159,535
10/22/2019	1	Hermantown, MN (2)	HOM Furniture, Inc.	103,631	6,250	—
10/29/2019	1	Las Vegas, NV (2)	Station Casino	138,558	57,000	—
11/14/2019	1	Colby, KS (2)	Vacant	6,900	590	—
11/25/2019	123	Various (2)	Various	2,429,333	435,104	—
12/16/2019	1	Naples, FL (2)	Rick Johnson Auto & Tire	4,480	1,112	—
12/16/2019	1	Naples, FL (2)	Rick Johnson Auto & Tire	4,500	706	—
12/30/2019	2	Dallas, TX (2)	Pine Creek Medical Center	85,839	12,250	—
	150			3,314,724	$821,212	$159,535
(1)See Note 5 to these consolidated financial statements for further information on this transaction.
(2)In the fourth quarter of 2019, we sold 130 net lease properties with an aggregate of approximately $2.8 million square feet in 28 states for an aggregate sales price of $513,012, excluding closing costs.
We have entered into an agreement to sell five hotels with 430 rooms in four states with an aggregate carrying value of $10,699 for an aggregate sales price of $22,263, excluding closing costs. We currently expect the sales of these hotels to be completed in the first quarter of 2021. We have also entered into agreements to sell three net lease properties with approximately 38,942 square feet with a carrying value of $1,746 for an aggregate sales price of $2,050, excluding closing costs. We currently expect the sale of these net lease properties to be completed by the end of the second quarter of 2021.The sales of these properties are subject to conditions and may be delayed, may not occur, or their terms may change.
In January 2021, the landlord for a hotel subject to a ground lease exercised its purchase option to acquire our leasehold interest for our net book value, which was $9,753 as of December 31, 2020. We expect this transaction to close in April 2021.

As of December 31, 2020, we had five hotels with 430 rooms with an aggregate carrying value of $10,699 classified as held for sale and six net lease properties with 46,799 square feet with leases requiring aggregate annual minimum rent of $121 and an aggregate carrying value of $2,844 classified as held for sale. See Notes 5 and 13 for further information on these properties.

Note 5. Management Agreements and Leases
As of December 31, 2020, we owned 310 hotels included in seven operating agreements and 799 service-oriented retail properties net leased to 170 tenants. We do not operate any of our properties.
Hotel agreements
As of December 31, 2020, 305 of our hotels were leased to our TRSs and managed by independent hotel operating companies. As of December 31, 2020, our hotel properties were managed by separate subsidiaries of Sonesta, Marriott, Hyatt, Radisson and IHG under six agreements. We have entered into an agreement to sell five hotels and we have entered a short term lease of these properties with the buyer in anticipation of the sale. These hotel agreements had initial terms expiring between 2021 and 2037. Each of these agreements is for between one and 168 of our hotels. In general, the agreements contain renewal options for all, but not less than all, of the affected properties included in each agreement, and the renewal terms range between one to 60 years. Most of these agreements require the third party manager or tenant to: (1) make payments to us of minimum returns or minimum rents; (2) deposit a percentage of total hotel sales into FF&E reserves; and (3) for our managed hotels, make payments to our TRSs of additional returns to the extent of available cash flows after payment of operating expenses, payment of certain management fees, funding of our FF&E reserves, payment of our minimum returns, reimbursement of certain advances and replenishment of security deposits or guarantees. In the past, some of our managers or tenants or their affiliates provided deposits or guarantees to secure their obligations to pay us.
Sonesta agreement. As of December 31, 2020, Sonesta managed 38 of our full-service hotels, 121 extended stay hotels, and nine select service hotels pursuant to management agreements for each of the hotels. We are also party to pooling agreements that combine certain of our management agreements with Sonesta for purposes of calculating gross revenues, payment of hotel operating expenses, payment of fees and distributions and minimum returns due to us. See Notes 4 and 9 for further information regarding our relationship, agreements and transactions with Sonesta.
On February 27, 2020, we entered into a transaction agreement with Sonesta pursuant to which we and Sonesta restructured our business arrangements with respect to our hotels then managed by Sonesta as follows:
•we and Sonesta had agreed to sell, rebrand or repurpose our 39 extended stay hotels then managed by Sonesta. We have since decided not to pursue the sale of these 39 hotels based on market conditions and the improved performance of these hotels during the pandemic;
•the annual minimum returns due for the 14 full-service hotels that Sonesta then managed, and which it continues to manage, were reduced from $99,013 to $69,013 as of that date;
•Sonesta issued to us a number of its shares of common stock representing approximately (but not more than) 34% of its outstanding shares of common stock (post-issuance) and we entered into a stockholders agreement with Sonesta, Adam Portnoy and the other stockholder of Sonesta, and a registration rights agreement with Sonesta;
•we and Sonesta modified our then existing management agreements and pooling agreement so that up to 5% of the hotel gross revenues of each of our 14 full-service hotels then managed, and which it continues to manage, by Sonesta will be escrowed for future capital expenditures as FF&E reserves, subject to available cash flows after payment of the annual minimum returns due to us under the management agreements;
•we and Sonesta modified the termination provisions of our then existing management agreements and pooling agreement and removed the provisions in our pooling agreement that allowed either us or Sonesta to require the marketing for sale of non-economic hotels; and
•we and Sonesta extended the initial expiration date of the then existing management agreements for our full-service hotels managed by Sonesta located in Chicago, IL and Irvine, CA to January 2037 to align with the initial expiration date for our other full-service hotels then managed by Sonesta.

We refer to the amended and restated management agreements in effect as of February 27, 2020, as the legacy management agreements and we refer to the amended and restated pooling agreement that includes those legacy management agreements as the legacy pooling agreement.
We previously leased 48 vacation units to Wyndham Destinations, Inc. (NYSE: WYND) at our full service hotel located in Chicago, IL, which Sonesta began managing in November 2019 and which had previously been managed by Wyndham. Effective March 1, 2020, Sonesta commenced managing those units and those units were added to our legacy management agreement with respect to that Chicago hotel.
Between September 18, 2020 and December 15, 2020, we transferred the branding and management of 115 hotels previously managed by IHG, Marriott and Wyndham to Sonesta. In February 2021, we transferred the branding and management of 78 Marriott branded hotels to Sonesta and we expect to transition the branding and management of 10 additional Marriott hotels to Sonesta in March 2021. In addition, if our discussions with Hyatt do not result in a mutually acceptable agreement, we expect to transition management of the 22 hotels currently managed by Hyatt to Sonesta in April 2021. We entered into management agreements with Sonesta with respect to these hotels on terms substantially consistent with our legacy management agreements, except that the management agreements for these transitioned hotels expire on December 31, 2021 and automatically renew for successive one-year terms unless terminated earlier. We refer to these management agreements as the conversion hotel management agreements and we refer to the conversion hotel management agreements and the legacy management agreements collectively as our Sonesta agreements. We also entered into a separate pooling agreement with Sonesta with respect to the conversion hotel management agreements on substantially the same terms as the existing Sonesta pooling agreement.
Our Sonesta agreements provide that we are paid a fixed annual minimum return equal to 8% of our invested capital, as defined therein, if gross revenues of the hotels, after payment of hotel operating expenses and management and related fees (other than Sonesta’s incentive fee, if applicable), are sufficient to do so. Our fixed annual minimum return under our Sonesta agreements was $349,456 as of December 31, 2020. Our Sonesta agreements further provide that we are paid an additional return equal to 80% of the operating profits, as defined therein, after reimbursement of owner or manager advances, FF&E reserve escrows and Sonesta’s incentive fee, if applicable. Our Sonesta hotels generated net operating losses of $65,277 during the year ended December 31, 2020. Our funding of these losses is considered an owner advance, as defined, and is reimbursable to us from a share of future cash flows from the hotel operations in excess of the minimum returns due to us, if any, pursuant to the terms of our Sonesta agreements. We realized returns of $67,592 and $78,076 during the years ended December 31, 2019 and 2018, respectively, under our Sonesta agreements. We do not have any security deposits or guarantees for our Sonesta hotels. Accordingly, the returns we receive from our Sonesta hotels are limited to the hotels’ available cash flows, if any, after payment of operating expenses, including management and related fees.
Our Sonesta agreements provide that Sonesta is entitled to receive, after payment of hotel operating expenses, a base management fee equal to 3.0% of gross revenues for our full-service hotels and 5.0% of gross revenues for our extended stay and select service hotels. Additionally, Sonesta is entitled to a reservation fee equal to 1.5% of gross room revenues, as defined in our Sonesta agreements, a system fee for centralized services of 1.5% of gross revenues, a procurement and construction supervision fee equal to 3.0% of third party costs of capital expenditures and an incentive management fee equal to 20.0% of operating profits remaining after reimbursement to us and to Sonesta of certain advances and payment of our minimum returns. Sonesta’s incentive management fee, but not its other fees, is earned only after our minimum returns are paid. Our Sonesta agreements also provide that the costs incurred by Sonesta for advertising, marketing, promotional and public relations programs and campaigns, including “frequent stay” rewards programs, for the benefit of our Sonesta hotels are subject to reimbursement by us or are otherwise treated as hotel operating expenses, subject to our approval.
Pursuant to our Sonesta agreements, we incurred management, reservation and system fees and reimbursement costs for certain guest loyalty, marketing program and third-party reservation transmission fees of $17,734, $36,169 and $34,821 for the years ended December 31, 2020, 2019 and 2018, respectively, under our Sonesta agreements. These fees and costs are included in hotel operating expenses in our consolidated statements of comprehensive income (loss). In addition, we recognized procurement and construction supervision fees of $1,571, $3,320 and $2,374 for the years ended December 31, 2020, 2019 and 2018, respectively, under our Sonesta agreements. These amounts have been capitalized in our consolidated balance sheets and are depreciated over the estimated useful lives of the related capital assets.

Our Sonesta agreements require us to fund capital expenditures that we approve or approved at our Sonesta hotels. Commencing February 27, 2020, each of our 14 full-service hotels operated under the legacy management agreements and all the hotels operated under the conversion hotel management agreements managed by Sonesta require that 5% of the hotel gross revenues be escrowed for future capital expenditures as FF&E reserves, subject to available cash flows after payment of the annual minimum returns due to us. Our legacy management agreements do not require FF&E escrow deposits for 39 extended stay hotels. No FF&E escrow deposits were required during the year ended December 31, 2020 under our Sonesta agreements. We funded $62,963, $114,082 and $82,329 for renovations and other capital improvements to certain hotels included in our Sonesta agreements during the years ended December 31, 2020, 2019 and 2018, respectively. We owed Sonesta $26,096, $15,537 and $5,703 for 2020 operating losses generated by our Sonesta hotels, capital expenditure and other reimbursements or for previous overpayments of estimated minimum returns advanced at December 31, 2020, 2019 and 2018, respectively. Amounts due from Sonesta are included in due from related persons and amounts owed to Sonesta are included in due to related persons in our consolidated balance sheets, respectively.
Our legacy management agreements with Sonesta expire in January 2037, and will be extended automatically for up to two successive 15 years renewal terms unless Sonesta elects not to renew any such agreement. Under the legacy pooling agreement, if Sonesta elects not to renew a legacy management agreement, that will be deemed to be a notice of non-renewal for all our legacy management agreements with Sonesta. The legacy pooling agreement includes only legacy management agreements with Sonesta.
In general, we may terminate any legacy management agreement with respect to a full-service hotel or an extended stay hotel for cause, casualty and condemnation events. We may terminate any legacy management agreement with respect to an extended stay hotel without cause upon 60 days’ notice. We also have the right to terminate a legacy management agreement with respect to a full-service hotel if our minimum return is less than 6% of our invested capital during any three of four applicable consecutive years; however, under the legacy pooling agreement, this termination right is subject to a portfolio wide performance test such that we may only terminate the legacy management agreement with respect to a full-service hotel if our aggregate minimum returns for all of our full-service hotels in the portfolio covered by the legacy pooling agreement are less than 6% of our aggregate invested capital during the applicable testing period. A termination fee may be payable under certain circumstances if a legacy management agreement with respect to a full-service hotel is terminated. The termination fee would be an amount equal to the present value of the payments that would have been made to Sonesta as a base management fee, reservation fee, system fee and incentive management fee between the date of termination of the applicable legacy management agreement and the scheduled expiration date of the term that was remaining prior to such termination, which present value is calculated based upon the average of each of such fees earned in each of the three years ended prior to the date of termination, discounted at an annual rate equal to 8%. No termination fee is payable if a legacy management agreement with respect to an extended stay hotel is terminated.
We or Sonesta may terminate any conversion hotel management agreement upon 30 days’ notice (if by us) or 60 days’ notice (if by Sonesta) or as otherwise provided in such agreement. No termination fee is payable if a conversion hotel management agreement is terminated.
Accounting for Investment in Sonesta:
We account for our 34% non-controlling interest in Sonesta under the equity method of accounting. As of December 31, 2020, our investment in Sonesta had a carrying value of $36,646. This amount is included in other assets in our consolidated balance sheets. The cost basis of our investment in Sonesta exceeded our proportionate share of Sonesta’s total shareholders’ equity book value on the date of acquisition, February 27, 2020, by an aggregate of $8,000. As required under GAAP, we are amortizing this difference to equity in earnings of an investee over 31 years, the weighted average remaining useful life of the real estate assets and intangible assets and liabilities owned by Sonesta as of the date of our acquisition. We recorded amortization of the basis difference of $216 in the year ended December 31, 2020. We recognized losses of $9,910 related to our investment in Sonesta for the year ended December 31, 2020. These amounts are included in equity in earnings (losses) of an investee in our consolidated statements of comprehensive income (loss).
We recorded a liability of $42,000 for the fair value of our initial investment in Sonesta, as no cash consideration was exchanged related to the modification of our management agreement with, and investment in, Sonesta. This liability for our investment in Sonesta is included in accounts payable and other liabilities in our consolidated balance sheet and is being amortized on a straight-line basis through January 31, 2037, as a reduction to hotel operating expenses in our consolidated statements of comprehensive income (loss). We reduced hotel operating expenses by $2,070 for the year ended December 31, 2020 for amortization of this liability. As of December 31, 2020, the unamortized balance of this liability was $39,931.
See Note 9 for further information regarding our relationship, agreements and transactions with Sonesta.

IHG agreement. Our historical management for 102 hotels and lease agreement for one hotel with IHG, or the IHG agreement, had provided that we were to be paid annual minimum returns and rents of $216,551. Pursuant to the IHG agreement, IHG had provided us with a security deposit to cover minimum payment shortfalls, if any. Under this agreement, IHG was required to maintain a minimum security deposit of $37,000 and this security deposit could be replenished and increased up to $100,000 from a share of cash flows from the hotels in excess of our minimum returns and rents, working capital advances and certain management fees, if any. During the year ended December 31, 2020, we had fully utilized the $75,717 security deposit we held to cover shortfalls in hotel cash flows available to pay the minimum returns due to us for the period. We terminated our agreement with IHG for failure to pay minimum returns and rents due to us during 2020 upon exhausting the security deposit. We transferred the branding and management of 102 of our 103 IHG hotels to Sonesta in December 2020 as described above.
On December 1, 2020 we entered into an agreement with IHG for one hotel located in Ravinia, GA. This agreement expires on January 31, 2026 and IHG has an option to acquire the hotel for the greater of $128,500, our historical investment in the property, and an amount based on the operating results of the hotel for the 24 months period prior to the option notice date, divided by 8%. IHG is paid a base management fee of 3% of gross revenues to operate this property.
We realized returns and rents of $107,888, $205,941 and $189,981 during the years ended December 31, 2020, 2019 and 2018 respectively, under our IHG agreement and the December 2020 agreement with IHG.
The IHG agreement required 5% of gross revenues from hotel operations be placed in an FF&E reserve. As a result of market conditions, we and IHG agreed to suspend contributions to the FF&E reserve under the IHG agreement beginning in March 2020 through the end of 2020.
In April 2020, we funded $37,000 of working capital advances under the IHG agreement to cover projected operating losses at our hotels managed by IHG.
Marriott agreement. Our management agreement with Marriott for 105 hotels, or the Marriott agreement, provides that, as of December 31, 2020, we were to be paid annual minimum returns of $176,416. Pursuant to the Marriott agreement, Marriott had provided us with a security deposit to cover minimum return payment shortfalls, if any. Under this agreement, this security deposit, if utilized, would be replenished and increased up to $64,700 from 60% of the cash flows realized from operations of the 122 hotels after payment of the aggregate annual minimum returns, Marriott’s base management fees and working capital advances, if any. Marriott had also provided us with a $30,000 limited guaranty to cover payment shortfalls up to 85% of our minimum returns after the available security deposit balance has been depleted. During the year ended December 31, 2020, we fully utilized the $33,445 security deposit we then held and exhausted the $30,000 limited guaranty to cover shortfalls in hotel cash flows available to pay the minimum returns due to us for the period. The Marriott agreement required 5.5% to 6.5% of gross revenues from hotel operations be placed in an FF&E reserve. As a result of current market conditions, we and Marriott agreed to suspend contributions to the FF&E reserve under the Marriott agreement from March through December 2020. We sent notices to Marriott terminating our agreement in October 2020 for its failure to cover the cumulative shortfall between the payments we had received to date and 80% of the cumulative priority returns due to us.
We and Marriott identified 33 of the 105 hotels covered by the Marriott agreement that will be sold or rebranded. On November 18, 2020, we sold eight of these hotels and on December 15, 2020, we transferred the branding and management of nine of these hotels to Sonesta. We had entered an agreement to sell the remaining 16 hotels, which were to be sold by December 15, 2020 under the terms we agreed to with Marriott but we did not reach acceptable terms with the buyer and terminated the agreement to sell these hotels. See Note 4 for further information on our disposition activity.
We are in dispute with Marriott and have submitted various claims for arbitration regarding the timing and characterization of certain payments made to us, including Marriott’s assertion we are required to refund $19,120 of minimum return advances made to us in 2020, and the validity of the timing of the termination of the Marriott agreements. We are also seeking repayment of certain working capital advances we made to Marriott during 2020. Despite the arbitration claims, we and Marriott agreed to an orderly transition and we transferred the branding and management of 78 Marriott hotels to Sonesta in February 2021 and expect to transfer the branding and management of 10 additional Marriott hotels to Sonesta in March 2021. We have also entered an agreement with Marriott regarding 16 hotels we previously agreed to sell, pursuant to which we agreed to have these hotels remain Marriott branded hotels until the arbitration is resolved.
We realized returns of $93,593, $190,492 and $186,822 during the years ended December 31, 2020, 2019 and 2018, respectively, under our Marriott agreement.

In April 2020, we funded $30,000 of working capital advances under the Marriott agreement to cover projected operating losses at our hotels managed by Marriott. We expect Marriott to disburse to us any remaining working capital and FF&E upon resolution of the arbitration described above.
Hyatt agreement. Our management agreement with Hyatt for 22 hotels, or our Hyatt agreement, which expires in 2030, provides that, as of December 31, 2020 we are to be paid an annual minimum return of $22,037. We realized minimum returns of $22,037 during each of the years ended December 31, 2020, 2019 and 2018, respectively, under this agreement. Pursuant to our Hyatt agreement, Hyatt has provided us with a guaranty, which is limited to $50,000. During the year ended December 31, 2020, the hotels under this agreement generated cash flows that were less than the minimum rents due to us for the period and we exhausted the remaining $19,120 limited guaranty available to us to cover the shortfall. In January 2021, we received a notice of termination from Hyatt with respect to our management agreement with it for 22 hotels as a result of Hyatt’s guaranty being exhausted. We and Hyatt are currently in discussions regarding possible changes to the management agreement that may enable some or all of the hotels to continue to be managed by Hyatt. However, if such discussions do not result in a mutually acceptable agreement, we expect to transition management of the 22 hotels to Sonesta in April 2021.
During the year ended December 31, 2020, we funded $3,700 of working capital advances under our Hyatt agreement to cover projected operating losses at our hotels managed by Hyatt. Working capital advances are reimbursable to us from a share of future cash flows from the hotel operations in excess of the minimum returns due to us, if any, pursuant to the terms of the Hyatt agreement. Our Hyatt agreement requires 5% of gross revenues from hotel operations be placed in an FF&E reserve, subject to available cash flow.
Radisson agreement. Our management agreement with Radisson for nine hotels, or our Radisson agreement, which expires in 2035, provides that, as of December 31, 2020, we are to be paid an annual minimum return of $20,601. We realized minimum returns of $20,456, $20,056 and $16,183 during the years ended December 31, 2020, 2019 and 2018, respectively, under this agreement. Pursuant to our Radisson agreement, Radisson has provided us with a guaranty, which is limited to $47,523. During the year ended December 31, 2020, the hotels under this agreement generated cash flows that were less than the minimum returns due to us for the period and Radisson made $27,978 of guaranty payments to cover the shortfall. The available balance of the guaranty was $13,238 as of December 31, 2020. In addition to our minimum returns, our Radisson agreement provides for payment to us of 50% of the hotels’ available cash flows after payment of operating expenses, funding the required FF&E reserve, payment of our minimum returns, our working capital advances and reimbursement to Radisson of working capital and guaranty advances, if any.
Our Radisson agreement requires 5% of gross revenues from hotel operations be placed in an FF&E reserve. As a result of market conditions, we and Radisson agreed to suspend contributions to the FF&E reserve under our Radisson agreement for the period of April 2020 through December 2020.
Wyndham agreements. Our Wyndham hotels generated net operating losses of $9,295 during the year ended December 31, 2020. We realized returns of $20,023 and $23,562 during the years ended December 31, 2019 and 2018, respectively.
In September and October 2020, we rebranded four hotels previously managed by Wyndham to Sonesta. In September 2020, we amended our management agreement with Wyndham with respect to 15 hotels so that it would remain as the manager for a limited period. Under the amended terms of this agreement, we paid Wyndham a management fee of 7% of hotel revenues, subject to certain minimums. On December 29, 2020, we sold ten Wyndham branded hotels and entered a short-term lease and revised purchase agreement for our five remaining Hawthorn Suites branded hotels with the same buyer. See Note 4 for further information regarding these sales. One Wyndham branded hotel we previously were marketing for sale ceased operations as a hotel on September 30, 2020. We are reviewing alternatives regarding this hotel including possibly remarketing it for sale or repurposing it. As of December 31, 2020, we no longer have any relationships with Wyndham.
Certain managers of our hotels are required to fund the shortfalls of minimum returns under the terms of our management agreements or their guarantees. We reflect such fundings (including security deposit applications) in our consolidated statements of comprehensive income (loss) as a reduction of hotel operating expenses. The net reduction to hotel operating expenses was $235,521, $29,162 and $5,569 for the years ended December 31, 2020, 2019 and 2018, respectively.
Net lease portfolio
As of December 31, 2020, we owned 799 net lease service-oriented retail properties with 13,455,405 square feet with annual minimum rent of $369,593 with a weighted (by annual minimum rents) average lease term of 10.9 years. The portfolio was 98.7% leased by 170 tenants operating under 127 brands in 22 distinct industries.

TA Leases
TA is our largest tenant, leasing 26.7% of our gross carrying value of real estate properties as of December 31, 2020. The number of travel centers, the terms, the annual minimum rent and the deferred rent balances owed to us by TA under our TA leases as of December 31, 2020, were as follows:

	Number of Travel Centers	Initial Term End (1)	Annual Minimum Rent	Deferred Rent (2) (3)
TA No. 1 Lease	36	December 31, 2032	$49,707	$10,487
TA No. 2 Lease	36	December 31, 2031	44,077	9,740
TA No. 3 Lease	35	December 31, 2029	42,409	9,602
TA No. 4 Lease	37	December 31, 2033	48,263	9,803
TA No. 5 Lease	35	June 30, 2035	61,654	—
	179		$246,110	$39,632
(1)TA has two renewal options of 15 years each under each of our TA leases.
(2)Commencing April 1, 2019, TA is required to pay us $70,458 in 16 quarterly installments of $4,404 for deferred rent TA owes us.
(3)Represents the balance as of December 31, 2020.
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
We recognized rental income from TA of $250,573, $262,038 and $302,309 for the years ended December 31, 2020, 2019 and 2018, respectively. Rental income for the years ended December 31, 2020, 2019 and 2018 includes $13,156, $11,894 and $12,127, respectively, of adjustments to record the deferred rent obligations under our TA leases and the estimated future payments to us by TA for the cost of removing underground storage tanks on a straight line basis. As of December 31, 2020 and 2019, we had receivables for current rent amounts owed to us by TA and straight line rent adjustments of $55,530 and $68,653, respectively. These amounts are included in due from related persons in our consolidated balance sheets. For the year ended December 31, 2018, we recognized the deferred rent obligations under our TA leases as rental income on a straight line basis over the then in-place lease terms. Beginning in January 2019, our recognition of the amended deferred rent obligations are recorded on a straight line basis over the new lease terms of our TA leases. Commencing on April 1, 2019, TA paid us the first of the 16 quarterly installments of approximately $4,404 each (an aggregate of $70,458) to fully satisfy and discharge its $150,000 deferred rent obligation to us that otherwise would have become due in five installments between 2024 and 2030. TA paid to us $17,616 and $13,200 in respect of such obligation for the years ended December 31, 2020 and 2019, respectively.
On January 16, 2019, we sold to TA 20 travel center properties that TA previously leased from us for a total purchase price of $308,200. We recorded a gain of $159,535 as a result of these sales. Upon completing these sales, these travel center properties were removed from the TA leases and TA’s annual minimum rent payable to us decreased by $43,148
In addition to the payment of annual minimum rent, our TA Nos. 1, 2, 3 and 4 leases provide for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2015 non-fuel revenues, and, beginning with the year ending December 31, 2020, an additional half percent (0.5%) of non-fuel revenues above 2019 non-fuel revenues) and our TA No. 5 lease provides for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2012 non-fuel revenues, and, beginning with the year ending December 31, 2020, an additional 0.5% of non-fuel revenues above 2019 non-fuel revenues). The total amount of percentage rent from TA that we recognized was $2,764, $4,075 and $3,548 during the years ended December 31, 2020, 2019 and 2018, respectively.

Under our TA leases, TA may request that we fund capital improvements in return for increases in TA’s annual minimum rent according to the following formula: the annual minimum rent is increased by an amount equal to the amount funded by us multiplied by the greater of 8.5% or a benchmark U.S. Treasury interest rate plus 3.5%. TA is not obligated to request and we are not obligated to fund any such improvements. We funded $56,346 during the year ended December 31, 2018 for capital improvements to our travel center properties and, as a result, TA’s annual minimum rent payable to us increased by $4,789. We did not fund any improvements under these leases during the years ended December 31, 2020 or 2019.
See Notes 4 and 9 for further information regarding our relationship with TA.
Our net lease agreements generally provide for minimum rent payments and in addition may include variable payments. Rental income from operating leases, including any payments derived by index or market-based indices, is recognized on a straight-line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining the lease term. We recognized rental income from our other net lease properties (excluding TA) of $137,111 and $46,861 for the years ended December 31, 2020 and 2019, respectively, which included $14,345 and $2,160, respectively, of adjustments to record scheduled rent changes under certain of our leases on a straight-line basis.
As a result of the COVID-19 pandemic, some of our tenants have requested rent assistance. During the year ended December 31, 2020, we collected 94.0% of rents due to us from our net lease tenants. In January 2021, we collected 89.3% of rents due to us from our net lease tenants. We have entered into rent deferral agreements with 46 net lease retail tenants with leases requiring an aggregate of $46,370 of annual minimum rents. These amounts do not include tenants that have withdrawn previously approved deferral requests. Generally, these rent deferrals are for one to four months of rent and were payable by the tenants over a 12 to 24 month period beginning in September 2020. We have deferred an aggregate of $12,115 of rent related to the 46 tenants as of February 26, 2021.
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
We continually review receivables related to rent, straight-line rent and property operating expense reimbursements and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes an assessment of whether or not substantially all of the amounts due under a tenant’s lease are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as cash is received. We recognize all changes in the collectability assessment for an operating lease as an adjustment to rental income and do not record an allowance for uncollectable accounts. We recorded reserves for uncollectable amounts against rental income of $9,892 and $5,981 for the years ended December 31, 2020 and 2019, respectively. We had reserves for uncollectable rents of $15,873 and $5,981 as of December 31, 2020 and 2019, respectively, included in other assets on our consolidated balance sheets.
Additional lease information (as lessor). As of December 31, 2020, our leases with parties other than our TRSs provide for contractual minimum rents to be paid to us during the remaining current terms as follows:

2021	$391,108
2022	386,145
2023	367,587
2024	359,875
2025	351,209
Thereafter	2,442,524
Total	$4,298,448

Additional lease information (as lessee). As of December 31, 2020, 14 of our hotels were subject to ground leases where we are the lessee. In addition, our hotel operators enter various leases on our behalf in the normal course of business at our hotels, or our hotel operating leases. We calculated right of use assets and lease liabilities as the present value of the remaining lease payment obligations for our operating leases, which include the ground leases and hotel operating leases, over the remaining lease term using our estimated incremental borrowing rate. The right of use assets and related lease liabilities are included within other assets, net and accounts payable and other liabilities, respectively, in our consolidated balance sheets.
At December 31, 2020 and 2019, our right of use assets and related lease liabilities each totaled $84,924 and $75,040, respectively, which represented our future obligations under our operating leases and are included in other assets and other liabilities, respectively, in our consolidated balance sheets. Our operating leases require minimum fixed rent payments, percentage rent payments based on a percentage of hotel revenues in excess of certain thresholds, or rent payments equal to the greater of a minimum fixed rent or percentage rent. Rental expense related to our operating leases of $13,396 for the year ended December 31, 2020 is included in hotel operating expenses within our consolidated statements of comprehensive income (loss). As of December 31, 2020, our operating leases provide for contractual minimum rent payments to third parties during the remaining lease terms, as follows:

2021	$7,334
2022	6,691
2023	6,384
2024	6,282
2025	5,949
Thereafter	163,045
Total lease payments	195,685
Less: imputed interest	(110,761)
Present value of lease liabilities (1)	$84,924
(1)    The weighted average discount rate used to calculate the lease liability and the weighted average remaining term for our ground leases (assuming all extension options) and our hotel operating leases are approximately 5.49% and 30 years (range of 11 years to 66 years) and 5.96% and 36 years (range of 1 month to 46 years), respectively.
As of December 31, 2020, 17 of our net lease properties are on land we leased partially or entirely from unrelated third parties. We are not required to record right of use assets and lease liabilities for these properties as we are not the primary obligor under the leases. The average remaining term of these 17 ground leases was 11 years (range of one to 30 years) with rents averaging $485 per year.
Generally, payments of ground lease obligations are made by our managers or tenants. However, if a manager or tenant did not perform obligations under a ground lease or did not renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property.
Note 6. Indebtedness
Our principal debt obligations at December 31, 2020 were: (1) $78,424 of outstanding borrowings under our $1,000,000 revolving credit facility; and (2) $6,200,000 aggregate outstanding principal amount of senior unsecured notes. Our revolving credit facility is governed by a credit agreement with a syndicate of institutional lenders.
Our $1,000,000 revolving credit facility is available for general business purposes, including acquisitions. The maturity date of our revolving credit facility is July 15, 2022, and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to extend the maturity date of the facility by two additional six-month periods. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. We are required to pay interest on borrowings under our revolving credit facility at the rate of LIBOR plus a premium, which was 235 basis points per annum, subject to a LIBOR floor of 0.50%, as of December 31, 2020. We also pay a facility fee, which was 30 basis points per annum at December 31, 2020, on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings.

As of December 31, 2020 and 2019, the annual interest rate payable on borrowings under our revolving credit facility was 2.85% and 2.80%, respectively. The weighted average annual interest rate for borrowings under our revolving credit facility was 2.36%, 3.21% and 3.06% for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had $78,424 outstanding and $921,576 available under our revolving credit facility. On January 19, 2021, we borrowed $972,793 under our revolving credit facility as a precautionary measure to preserve financial flexibility. As of February 26, 2021, we had fully drawn our $1,000,000 revolving credit facility.
We repaid our $400,000 term loan, which was scheduled to mature on July 15, 2023, without penalty on November 5, 2020. The weighted average annual interest rate for borrowings under our term loan was 2.74%, 3.43% and 3.12% during the years ended December 31, 2020, 2019 and 2018, respectively. As a result of the repayment, we recorded a loss on early extinguishment of debt of $2,391, which represents unamortized debt issuance costs of the term loan.
We may not, during the New Waiver Period and until we demonstrate compliance with certain covenants, utilize the feature in our credit agreement pursuant to which maximum aggregate borrowings may be increased to up to $2,300,000 on a combined basis in certain circumstances. Our credit agreement and our unsecured senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business manager. Our credit agreement and our unsecured senior notes indentures and their supplements also contain covenants, including those that restrict our ability to incur debts or to make distributions under certain circumstances and generally require us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of our credit agreement and our unsecured senior notes indentures and their supplements at December 31, 2020. The November 2020 amendment to our credit agreement waives all of the then existing financial covenants through the New Waiver Period.
We and our lenders amended our credit agreement governing our $1,000,000 revolving credit facility and $400,000 term loan on May 8, 2020 and we amended our credit agreement governing our $1,000,000 revolving credit facility again on November 5, 2020.
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
•we were generally required to apply the net cash proceeds from the disposition of assets, capital markets transactions, and any debt refinancing or a COVID-19 government stimulus program to reduce the principal balance under the revolving credit facility; and
•we pledged equity interests in certain of our property owning subsidiaries to secure our obligations under the credit agreement. These subsidiaries owned properties with $1,027,334 of undepreciated book value as of December 31, 2020.
As a result of the November 5, 2020 amendment:
•all existing financial covenants have been waived through the New Waiver Period;
•we repaid our $400,000 term loan on November 5, 2020 using undrawn amounts under our revolving credit facility;

•we pledged certain additional equity interests of subsidiaries owning properties and we are providing first mortgage liens on 74 properties owned by the pledging subsidiaries with an undepreciated book value of $1,834,748 as of December 31, 2020 to secure our obligations under the credit agreement;
•we have the ability to fund up to $250,000 of capital expenditures per year and up to $50,000 of certain other investments per year as defined in the credit agreement;
•the interest rate premium over LIBOR under our revolving credit facility increased by 30 basis points;
•certain covenants and restrictions on distributions to common shareholders, share repurchases, incurring indebtedness, and acquiring real property (in each case subject to various exceptions), and the minimum liquidity requirement of $125,000 will remain in place during the New Waiver Period; and
•we are generally required to apply the net cash proceeds from the disposition of assets, capital markets transactions and debt refinancings to repay outstanding amounts under the credit agreement, and then to other debt maturities.
On February 2, 2018, we issued $400,000 principal amount of 4.375% senior notes due 2030 in a public offering. Net proceeds from this offering were $386,400 after discounts and expenses.
On September 18, 2019, we issued $825,000 aggregate principal amount of our 4.35% unsecured senior notes due 2024, $450,000 aggregate principal amount of our 4.75% unsecured senior notes due 2026 and $425,000 aggregate principal amount of our 4.95% unsecured senior notes due 2029. The aggregate net proceeds from these offerings were $1,680,461, after underwriting discounts and other offering expenses.
In connection with the SMTA Transaction, a syndicate of lenders committed to provide us with a one year unsecured term loan facility, under which we would be able to borrow up to $2,000,000. We terminated these commitments in September 2019 and recorded a loss on early extinguishment of debt of $8,451 during the year ended December 31, 2019 to write off unamortized debt issuance costs. See Note 4 for further information about the SMTA Transaction.
On June 17, 2020, we issued $800,000 principal amount of our 7.50% unsecured senior notes due 2025, or the 2025 Notes. The aggregate net proceeds from this offering were $787,718, after underwriting discounts and other offering expenses. These notes are fully and unconditionally guaranteed by certain of our subsidiaries.
On June 17, 2020, we repurchased $350,000 principal amount of our $400,000 of 4.25% senior notes due 2021 at a total cost of $355,971, excluding accrued interest pursuant to a cash tender offer. We recorded a loss of $6,970, net of discount and debt issuance costs, on early extinguishment of debt during the year ended December 31, 2020.
On November 20, 2020, we issued $450,000 principal amount of our 5.5% senior notes due in 2027, or the 2027 Notes. The aggregate net proceeds from this offering were $442,232, after underwriting discounts and other offering expenses. These notes are fully and unconditionally guaranteed by certain of our subsidiaries. The subsidiaries in the guarantee pool for the 2025 Notes and the 2027 Notes may change from time to time as subsidiaries are allocated to or from the pledge pool for our credit agreement or for certain other reasons. Each subsidiary guarantor’s guarantee will automatically terminate and each subsidiary guarantor will automatically be released from all of its obligations under its guarantee and the indenture under certain circumstances, including on or after the date on which (a) the notes have received a rating equal to or higher than Baa2 (or the equivalent) by Moody’s Investors Service, or Moody’s, or BBB (or the equivalent) by Standard & Poor’s Ratings Services, a Standard & Poor’s Financial Services LLC business, or S&P, or if Moody’s or S&P ceases to rate the notes for reasons outside of our control, the equivalent investment grade rating from any other rating agency and (b) no default or event of default has occurred and is continuing under the indenture governing the notes.
On December 18, 2020, we redeemed the remaining $50,000 of the 4.25% senior notes due 2021 for a redemption price equal to the principal amount, plus accrued and unpaid interest. We recorded a loss of $33, net of discounts and debt issuance costs, on extinguishment of this debt during the year ended December 31, 2020.
All of our senior notes are prepayable at any time prior to their maturity date at par plus accrued interest plus a premium equal to a make whole amount, as defined, generally designed to preserve a stated yield to the noteholder. Interest on all of our senior notes is payable semi-annually in arrears.
None of our debt obligations require sinking fund payments prior to their maturity dates.

The required principal payments due during the next five years and thereafter under all our outstanding debt at December 31, 2020 are as follows:

2021	$—
2022	578,424
2023	500,000
2024	1,175,000
2025	1,150,000
Thereafter	2,875,000
$6,278,424
Note 7. Shareholders' Equity
Common Share Awards
We have common shares available for issuance under the terms of our 2012 Equity Compensation Plan, or our Share Award Plan. During the years ended December 31, 2020, 2019 and 2018, we awarded 264,400 of our common shares with an aggregate market value of $2,232, 140,100 of our common shares with an aggregate market value of $3,507 and 97,000 of our common shares with an aggregate market value of $2,810, respectively, to our officers and certain other employees of our manager, RMR LLC, pursuant to the Share Award Plan. The value of the share awards was based upon the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on the date of the award. See Note 9 for a further discussion of the awards we made to our officers and certain other employees of RMR LLC. On February 27, 2020, we awarded 3,000 of our common shares each to two new Trustees who were elected to our Board of Trustees with an aggregate market value of $112. In addition, we awarded each of our Trustees 5,000 of our common shares with an aggregate market value of $378 ($54 per trustee) during the year ended December 31, 2020. On April 12, 2018, we awarded 3,000 of our common shares with an aggregate market value of $75 to one of our Managing Trustees who was elected as a Managing Trustee that day. In addition, we awarded each of our then Trustees 3,000 of our common shares in each of 2019 and 2018 with an aggregate market value of $370 ($74 per trustee) and $427 ($85 per trustee), respectively, as part of their annual compensation. The values of the share awards were based upon the closing price of our common shares on Nasdaq on the dates of the awards. The shares awarded to our Trustees vest immediately. The shares awarded to our officers and certain other employees of RMR LLC vest in five equal annual installments beginning on the date of award. Shares forfeited are recognized as they occur. Share awards are expensed ratably over the vesting period and the value of such share awards are included in general and administrative expense in our consolidated statements of comprehensive income (loss).
A summary of shares awarded, vested, forfeited and unvested under the terms of the Share Award Plan for the years ended December 31, 2020, 2019 and 2018 is as follows:

	2020		2019		2018
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares, beginning of year	194,540	$26.59	164,000	$28.39	146,605	$27.93
Shares granted	305,400	8.91	155,100	25.00	115,000	28.80
Shares vested	(173,190)	17.76	(122,010)	25.09	(96,375)	28.73
Shares forfeited	(850)	26.93	(2,550)	27.49	(1,230)	—
Unvested shares, end of year	325,900	$14.71	194,540	$26.59	164,000	$28.39
The 325,900 unvested shares as of December 31, 2020 are scheduled to vest as follows: 131,660 shares in 2021, 79,760 shares in 2022, 67,600 shares in 2023 and 46,880 shares in 2024. As of December 31, 2020, the estimated future compensation expense for the unvested shares was $3,664. The weighted average period over which the compensation expense will be recorded is approximately 22 months. During the years ended December 31, 2020, 2019 and 2018, we recorded $3,206, $2,849 and $3,187, respectively, of compensation expense related to the Share Award Plan.
At December 31, 2020, 2,029,893 of our common shares remain reserved for issuance under our current Share Award Plan.

Share Repurchases
During the years ended December 31, 2020, 2019 and 2018, we repurchased our common shares from certain of our officers and certain current or former employees of RMR LLC, in satisfaction of tax withholding and payment obligations in connection with the vesting of our common shares as follows:

Year	Aggregate Number of Shares Repurchased	Weighted Average Repurchase Price	Value
2020	43,751	$7.90	$346
2019	31,225	$25.61	$800
2018	21,202	$28.59	$606
Distributions
During the years ended December 31, 2020, 2019 and 2018, we paid distributions on our common shares as follows:

	Annual Per Share Distribution	Total Distribution	Characterization of Distribution
Year			Ordinary Income	Capital Gain	Return of Capital	Qualified Dividend
2020	$0.57	$93,804	—%	—	100.00%	—%
2019	$2.15	$353,620	44.50%	37.93%	17.57%	0.50%
2018	$2.11	$346,832	100.00%	—	—	—
On January 14, 2021, we declared a distribution of $0.01 per common share, or $1,648, which we paid on February 18, 2021, to shareholders of record on January 25, 2021.
Cumulative Other Comprehensive Income (Loss)
Cumulative other comprehensive income (loss) represents our share of the comprehensive loss of Sonesta and AIC. See Notes 5 and 9 for further information regarding these investments.
The following table presents changes in the amounts we recognized in cumulative other comprehensive income (loss) by component for the year ended December 31, 2020:

	Equity in
	Unrealized Gain
	(Loss) of Investees	Total
Balance at December 31, 2018	$(266)	$(266)
Amounts reclassified from cumulative other comprehensive income to retained earnings	91	91
Amounts reclassified from cumulative other comprehensive income to net income	175	175
Balance at December 31, 2019	—	—
Current year other comprehensive loss	(760)	(760)
Amounts reclassified from cumulative other comprehensive income to net income	—	—
Balance at December 31, 2020	$(760)	$(760)
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

Management Agreements with RMR LLC. Our management agreements with RMR LLC provide for an annual base management fee, an annual incentive management fee and property management and construction supervision fees, payable in cash, among other terms:
•Base Management Fee. The annual base management fee payable to RMR LLC by us for each applicable period is equal to the lesser of:
◦the sum of (a) 0.7% of the average aggregate historical cost of our real estate investments up to $250,000, plus (b) 0.5% of the average aggregate historical cost of our real estate investments exceeding $250,000; and
◦the sum of (a) 0.7% of the average closing price per share of our common shares on the stock exchange on which such shares are principally traded, during such period, multiplied by the average number of our common shares outstanding during such period, plus the daily weighted average of the aggregate liquidation preference of each class of our preferred shares outstanding during such period, plus the daily weighted average of the aggregate principal amount of our consolidated indebtedness during such period, or, together, our Average Market Capitalization, up to $250,000, plus (b) 0.5% of our Average Market Capitalization exceeding $250,000.
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
•Incentive Management Fee. The incentive management fee which may be earned by RMR LLC for an annual period is calculated as follows:
◦An amount, subject to a cap based on the value of our common shares outstanding, equal to 12% of the product of:
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
◦The calculation of the incentive management fee (including the determinations of our equity market capitalization, initial share price and the total return per share of our common shareholders) is subject to adjustments if we issue or repurchase our common shares, or if our common shares are forfeited, during the measurement period.
◦No incentive management fee is payable by us unless our total return per share during the measurement period is positive.
◦The measurement periods are three year periods ending with the year for which the incentive management fee is being calculated.
◦If our total return per share exceeds 12% per year in any measurement period, the benchmark return per share is adjusted to be the lesser of the total shareholder return of the SNL U.S. REIT Hotel Index for such measurement period and 12% per year, or the adjusted benchmark return per share. In instances where the adjusted benchmark return per share applies, the incentive management fee will be reduced if our total return per share is between 200 basis points and 500 basis points below the SNL U.S. REIT Hotel Index by a low return factor, as defined in the business management agreement, and there will be no incentive management fee paid if, in these instances, our total return per share is more than 500 basis points below the SNL U.S. REIT Hotel Index.

◦The incentive management fee is subject to a cap. The cap is equal to the value of the number of our common shares which would, after issuance, represent 1.5% of the number of our common shares then outstanding multiplied by the average closing price of our common shares during the 10 consecutive trading days having the highest average closing prices during the final 30 trading days of the relevant measurement period.
◦Incentive management fees we paid to RMR LLC for any period may be subject to “clawback” if our financial statements for that period are restated due to material non-compliance with any financial reporting requirements under the securities laws as a result of the bad faith, fraud, willful misconduct or gross negligence of RMR LLC and the amount of the incentive management fee we paid was greater than the amount we would have paid based on the restated financial statements.
Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $36,830, $41,607 and $39,942 for the years ended December 31, 2020, 2019 and 2018, respectively. The net business management fees we recognized are included in general and administrative expenses in our consolidated statements of comprehensive income (loss) for these periods. The net business management fees we recognized for each of the years ended December 31, 2020, 2019 and 2018 reflect a reduction of $3,585 for each of those years for the amortization of the liability we recorded in connection with our former investment in RMR Inc.
Pursuant to our business management agreement, in January 2019, we paid RMR LLC an incentive management fee of $53,635 for the year ended December 31, 2018. We did not incur an incentive management fee payable to RMR LLC for the years ended December 31, 2020 or 2019. In calculating the incentive management fee payable by us, our total shareholder return per share was adjusted in accordance with the business management agreement to reflect aggregate net increases in the number of our common shares outstanding as a result of certain share issuances and repurchases by us during the three year measurement period. In addition, the calculation of our benchmark return per share was also adjusted for these issuances and repurchases in accordance with the business management agreement. We include business management fee amounts in general and administrative expenses in our consolidated statements of comprehensive income (loss).

•Property Management and Construction Supervision Fees. The property management fees payable to RMR LLC by us for each applicable period are equal to 3.0% of gross collected rents and the construction supervision fees payable to RMR LLC by us for each applicable period are equal to 5.0% of construction costs for our net lease portfolio, excluding properties leased to TA, and the office building component of one of our hotels that are subject to our property management agreement with RMR LLC.
Pursuant to our property management agreement with RMR LLC, we recognized aggregate property management and construction supervision fees of $3,575, $1,399 and $64 for the years ended December 31, 2020, 2019 and 2018, respectively. These amounts are included in other operating expenses or have been capitalized as appropriate in our consolidated financial statements.
•Expense Reimbursement. We are generally responsible for all of our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. We are generally not responsible for payment of RMR LLC’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC employees assigned to work exclusively or partly at our net lease properties (excluding properties leased to TA) and the office building component of one of our hotels, our share of the wages, benefits and other related costs of RMR LLC’s centralized accounting personnel, our share of RMR LLC’s costs for providing our internal audit function, and as otherwise agreed. Our Audit Committee appoints our Director of Internal Audit and our Compensation Committee approves the costs of our internal audit function. Our property level operating expenses are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. We reimbursed RMR LLC $425, $620 and $399 for these expenses and costs for the years ended December 31, 2020, 2019 and 2018, respectively. We included these amounts in other operating expenses and general and administrative expense, as applicable, for these periods.
•Term. Our management agreements with RMR LLC have terms that end on December 31, 2040, and automatically extend on December 31st of each year for an additional year, so that the terms of our management agreements thereafter end on the 20th anniversary of the date of the extension.

•Termination Rights. We have the right to terminate one or both of our management agreements with RMR LLC: (i) at any time on 60 days’ written notice for convenience, (ii) immediately on written notice for cause, as defined therein, (iii) on written notice given within 60 days after the end of an applicable calendar year for a performance reason, as defined therein, and (iv) by written notice during the 12 months following a change of control of RMR LLC, as defined therein. RMR LLC has the right to terminate the management agreements for good reason, as defined therein.
•Termination Fee. If we terminate one or both of our management agreements with RMR LLC for convenience, or if RMR LLC terminates one or both of our management agreements for good reason, we have agreed to pay RMR LLC a termination fee in an amount equal to the sum of the present values of the monthly future fees, as defined therein, for the terminated management agreement(s) for the term that was remaining prior to such termination, which, depending on the time of termination would be between 19 and 20 years. If we terminate one or both of our management agreements with RMR LLC for a performance reason, we have agreed to pay RMR LLC the termination fee calculated as described above, but assuming a 10 year term was remaining prior to the termination. We are not required to pay any termination fee if we terminate our management agreements with RMR LLC for cause or as a result of a change of control of RMR LLC.
•Transition Services. RMR LLC has agreed to provide certain transition services to us for 120 days following an applicable termination by us or notice of termination by RMR LLC, including cooperating with us and using commercially reasonable efforts to facilitate the orderly transfer of the management and real estate investment services provided under our business management agreement and to facilitate the orderly transfer of the management of the managed properties under our property management agreement, as applicable.
•Vendors. Pursuant to our management agreements with RMR LLC, RMR LLC may from time to time negotiate on our behalf with certain third party vendors and suppliers for the procurement of goods and services to us. As part of this arrangement, we may enter agreements with RMR LLC and other companies to which RMR LLC or its subsidiaries provides management services for the purpose of obtaining more favorable terms from such vendors and suppliers.
•Investment Opportunities. Under our business management agreement with RMR LLC, we acknowledge that RMR LLC may engage in other activities or businesses and act as the manager to any other person or entity (including other REITs) even though such person or entity has investment policies and objectives similar to ours and we are not entitled to preferential treatment in receiving information, recommendations and other services from RMR LLC.
Note 9. Related Person Transactions
We have relationships and historical and continuing transactions with TA, Sonesta, RMR LLC, RMR Inc., and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR LLC is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. John G. Murray, our other Managing Trustee and our President and Chief Executive Officer, also serves as an officer and employee of RMR LLC. In addition, each of our other officers serves as an officer of RMR LLC, including, until his resignation on December 31, 2020, Ethan S. Bornstein, our former Senior Vice President. Some of our Independent Trustees also serve as independent trustees or independent directors of other public companies to which RMR LLC or its subsidiaries provide management services. Adam Portnoy serves as chair of the boards of trustees or boards of directors of several of these public companies and as a managing director or managing trustee of these public companies. Other officers of RMR LLC, including Mr. Murray and certain of our other officers, serve as managing trustees, managing directors or officers of certain of these companies.

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

Share Awards to RMR LLC Employees. As described in Note 7, we award shares to our officers and other employees of RMR LLC annually. Generally, one fifth of these awards vest on the award date and one fifth vests on each of the next four anniversaries of the award dates. In certain instances, we may accelerate the vesting of an award, such as in connection with the award holder’s retirement as an officer of us or an officer or employee of RMR LLC. These awards to RMR LLC employees are in addition to the share awards to our Managing Trustees, as Trustee compensation, and the fees we paid to RMR LLC. See Note 7 for information regarding our share awards and activity as well as certain share purchases we made in connection with share award recipients satisfying tax withholding obligations on the vesting of share awards.
RMR Inc. On July 1, 2019, we sold all the 2,503,777 shares of class A common stock of RMR Inc. we owned in an underwritten public offering at a price to the public of $40.00 per share pursuant to an underwriting agreement among us, RMR Inc., certain other REITs managed by RMR LLC that also sold their class A common stock of RMR Inc. in the offering, and the underwriters named therein. We received net proceeds of $93,568 from this sale, after deducting the underwriting discounts and commissions and before other offering expenses.
TA. We lease 179 of our travel centers to TA under the TA leases. As of December 31, 2020, we owned 1,184,797 shares of common stock, representing approximately 8.1% of TA’s outstanding shares of common stock, which amount includes 500,797 shares of TA common stock that we purchased in an underwritten public equity offering in July 2020 at the public offering price of $14.00 per share. RMR LLC provides management services to both us and TA, and Adam D. Portnoy also serves as the chair of the board of directors and as a managing director of TA and, as of December 31, 2020, beneficially owned 655,505 shares of TA common stock (including through RMR LLC), representing approximately 4.5% of TA’s outstanding shares of common stock.

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
Sonesta. Sonesta is a private company that is controlled by one of our Managing Trustees, Adam D. Portnoy. Mr. Portnoy is the largest owner and a director of Sonesta. One of Sonesta’s other directors is our other Managing Trustee, President and Chief Executive Officer and Sonesta’s other director serves as RMR LLC’s and RMR Inc.’s executive vice president, general counsel and secretary and as our Secretary. Sonesta’s chief executive officer and chief financial officer are officers of RMR LLC. Certain other officers and employees of Sonesta are former employees of RMR LLC. RMR LLC also provides certain services to Sonesta. As of December 31, 2020, we owned approximately 34% of Sonesta which managed 168 of our hotels. See Notes 4 and 5 for further information regarding our relationships, agreements and transactions with Sonesta.

AIC. Until its dissolution on February 13, 2020, we, ABP Trust, TA and four other companies to which RMR LLC provides management services owned AIC, an Indiana insurance company, in equal portions. We and the other AIC shareholders historically participated in a combined property insurance program arranged and insured or reinsured in part by AIC until June 30, 2019.

We paid aggregate annual premiums, including taxes and fees, of $5,738 and $6,387 in connection with this insurance program for the policy years ending June 30, 2019 and 2018, respectively.

In connection with AIC’s dissolution, we and each other AIC shareholder received an initial liquidating distribution of $9,000 from AIC in December 2019 and an additional liquidating distribution of approximately $286 in June 2020.

As of December 31, 2020 and 2019, our investment in AIC had a carrying value of $12 and $298, respectively. These amounts are included in other assets in our consolidated balance sheets. We did not recognize any income in the year ended December 31, 2020 and recognized income of $393 and $515 related to our investment in AIC for the years ended December 31, 2019 and 2018, respectively. These amounts are presented as equity in earnings of an investee in our consolidated statements of comprehensive income (loss). Our other comprehensive income (loss) includes our proportionate part of unrealized gains (losses) on securities which were owned and held for sale by AIC of $(175) and $(68) related to our investment in AIC for the years ended December 31, 2019 and 2018, respectively.
Note 10. Income Taxes
Our provision (benefit) for income taxes consists of the following:

	For the Year Ended December 31,
	2020	2019	2018
Current:
Federal	$—	$—	$—
State	3,361	2,327	1,575
Foreign	—	593	667
	3,361	2,920	2,242
Deferred:
Foreign	13,850	(127)	(1,047)
	13,850	(127)	(1,047)
	$17,211	$2,793	$1,195
A reconciliation of our effective tax rate and the current U.S. Federal statutory income tax rate is as follows:

	For the Year Ended December 31,
	2020	2019	2018
Taxes at statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Nontaxable income of SVC	(21.0)%	(21.0)%	(21.0)%
State and local income taxes, net of federal tax benefit	(1.1)%	0.7%	0.8%
Foreign taxes	(4.4)%	0.1%	(0.2)%
Effective tax rate	(5.5)%	0.8%	0.6%
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

	As of December 31,
	2020	2019
Deferred tax assets:
Tax loss carryforwards	$42,940	$44,285
Other	3,175	3,612
	46,115	47,897
Valuation allowance	(46,115)	(47,897)
	—	—
Deferred tax liabilities:
Property basis difference	(6,682)	(6,996)
Puerto Rico deferred tax gain	$(13,850)	$—
Net deferred tax liabilities	$(20,532)	$(6,996)
Net deferred tax liabilities are included in accounts payable and other liabilities in our consolidated balance sheets.

The following table provides a reconciliation of the beginning and ending balances of gross unrecognized tax benefits from uncertain tax positions in accordance with ASC 740-10-50:

Gross Unrecognized Tax Benefits
As of December 31, 2019	Current Period Increase	As of December 31, 2020
$—	$2,531	$2,531
At December 31, 2020 and 2019, our consolidated TRS had a net deferred tax asset, prior to any valuation allowance, of $40,879 and $42,434, respectively, which consists primarily of the tax benefit of net operating loss carryforwards and tax credits. Because of the uncertainty surrounding our ability to realize the future benefit of these assets, we have provided a 100% valuation allowance as of December 31, 2020 and 2019. As of December 31, 2020, our consolidated TRS had net operating loss carryforwards for federal income tax purposes of approximately $161,702 which do not expire. We recorded a $13,850 deferred tax liability as a result of the book value to tax basis difference related to the accounting of an insurance settlement in 2020. See Note 4 for further information regarding this insurance settlement.
Note 11. Concentration
Geographic Concentration
At December 31, 2020, our 1,109 properties were located in 47 states in the United States, plus Washington, DC, Ontario, Canada and Puerto Rico. Between 6% and 12% of our properties, by investment, were located in each of California, Texas, Georgia and Illinois. Our two hotels in Ontario, Canada and our hotel in Puerto Rico represent 2% of our hotels, by investment, in the aggregate at December 31, 2020.
Credit Concentration
As of December 31, 2020, Sonesta operated 168 of our hotels and TA leased 179 of our net lease properties, representing 28.3% and 26.8%, respectively, of our gross real estate assets at cost. Marriott operated 105 of our hotels as of December 31, 2020, representing 8.9% of our gross real estate assets, at cost, as of December 31, 2020. We transitioned the branding and management of 78 Marriott hotels to Sonesta in February 2021 and expect to transition the branding and management of 10 additional Marriott hotels to Sonesta in March 2021. See Notes 5 and 9 for a discussion of our Sonesta, TA and Marriott agreements.

Note 12. Segment Information
We aggregate our hotels and net lease portfolio into two reportable segments, hotel investments and net lease investments (previously named travel centers), based on their similar operating and economic characteristics.

	For the Year Ended December 31, 2020
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$875,098	$—	$—	$875,098
Rental income	2,271	387,684	—	389,955
FF&E reserve income	201	—	—	201
Total revenues	877,570	387,684	—	1,265,254

Expenses:
Hotel operating expenses	697,904	—	—	697,904
Other operating expenses	—	15,208	—	15,208
Depreciation and amortization	263,673	235,235	—	498,908
General and administrative	—	—	50,668	50,668
Loss on asset impairment	17,131	38,625	—	55,756
Total expenses	978,708	289,068	50,668	1,318,444

Gain (loss) on sale of real estate, net	14,927	(12,666)	—	2,261
Gain on insurance settlement	62,386	—	—	62,386
Unrealized gains on equity securities	—	—	19,882	19,882
Interest income	6	—	278	284
Interest expense	—	—	(306,490)	(306,490)
Loss on early extinguishment of debt	—	—	(9,394)	(9,394)
Income (loss) before income taxes and equity in losses of an investee	(23,819)	85,950	(346,392)	(284,261)
Income tax expense	—	—	(17,211)	(17,211)
Equity in losses of an investee	—	—	(9,910)	(9,910)
Net income (loss)	$(23,819)	$85,950	$(373,513)	$(311,382)

	As of December 31, 2020
	Hotels	Net Lease	Corporate	Consolidated
Total assets	$4,846,410	$3,721,418	$119,491	$8,687,319

	For the Year Ended December 31, 2019
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$1,989,173	$—	$—	$1,989,173
Rental income	20,985	301,251	—	322,236
FF&E reserve income	4,739	—	—	4,739
Total revenues	2,014,897	301,251	—	2,316,148

Expenses:
Hotel operating expenses	1,410,927	—	—	1,410,927
Other operating expenses	—	8,357	—	8,357
Depreciation and amortization	268,088	160,360	—	428,448
General and administrative	—	—	54,639	54,639
Transaction related costs	—	—	1,795	1,795
Loss on asset impairment	28,371	10,925	—	39,296
Total expenses	1,707,386	179,642	56,434	1,943,462

Gain on sale of real estate, net	—	159,535	—	159,535
Dividend income	—	—	1,752	1,752
Unrealized losses on equity securities, net	—	—	(40,461)	(40,461)
Interest income	795	—	1,420	2,215
Interest expense	—	—	(225,126)	(225,126)
Loss on early extinguishment of debt	—	—	(8,451)	(8,451)
Income (loss) before income taxes and equity in earnings of an investee	308,306	281,144	(327,300)	262,150
Income tax expense	—	—	(2,793)	(2,793)
Equity in earnings of an investee	—	—	393	393
Net income (loss)	$308,306	$281,144	$(329,700)	$259,750

	As of December 31, 2019
	Hotels	Net Lease	Corporate	Consolidated
Total assets	$4,866,549	$4,042,831	$124,587	$9,033,967

	For the Year Ended December 31, 2018
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$1,958,598	$—	$—	$1,958,598
Rental income	28,644	302,162	—	330,806
FF&E reserve income	5,132	—	—	5,132
Total revenues	1,992,374	302,162	—	2,294,536

Expenses:
Hotel operating expenses	1,387,065	—	—	1,387,065
Other operating expenses	—	5,290	—	5,290
Depreciation and amortization	255,759	147,318	—	403,077
General and administrative	—	—	104,862	104,862
Total expenses	1,642,824	152,608	104,862	1,900,294

Dividend income	—	—	2,754	2,754
Unrealized losses on equity securities, net	—	—	(16,737)	(16,737)
Interest income	990	—	538	1,528
Interest expense	—	—	(195,213)	(195,213)
Loss on early extinguishment of debt	—	—	(160)	(160)
Income (loss) before income taxes and equity in earnings of an investee	350,540	149,554	(313,680)	186,414
Income tax expense	—	—	(1,195)	(1,195)
Equity in earnings of an investee	—	—	515	515
Net income (loss)	$350,540	$149,554	$(314,360)	$185,734

	As of December 31, 2018
	Hotels	Net Lease	Corporate	Consolidated
Total assets	$4,586,709	$2,398,118	$192,252	$7,177,079
Note 13. Fair Value of Assets and Liabilities
The table below presents certain of our assets carried at fair value at December 31, 2020, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

	As of December 31, 2020		As of December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment in TA (Level 1) (1)	$38,624	$38,624	$11,731	$11,731
Assets of properties held for sale (Level 3) (2)	$13,543	$13,543	$87,493	$90,122
Assets of properties held and used (Level 3) (3)	$—	$—	$38,000	$38,000

(1)As of December 31, 2020, and 2019, we owned 1,184,797 and 684,000 common shares of TA, respectively, which are included in other assets in our consolidated balance sheets and reported at fair value based on quoted market prices (Level 1 inputs). Our historical cost basis for these shares was $24,418 and $17,407, as of December 31, 2020 and 2019, respectively. During the year ended December 31, 2020 and 2019, we recorded unrealized gains of $19,883 and unrealized losses of $1,129, respectively, to adjust the carrying value of our investment in TA shares to their fair values.

(2)As of December 31, 2020, we owned five hotels in four states with a carrying value of $10,699 and six net lease properties located in six states with a carrying value of $2,844 classified as held for sale. These properties are recorded at their estimated fair value less costs to sell based on information derived from third party appraisals (Level 3 inputs as defined in the fair value hierarchy under GAAP). We recorded a $55,756 loss on asset impairment in 2020 to reduce the carrying value of certain of these properties to their estimated fair value less costs to sell. As of December 31, 2019 we owned 19 net lease properties located in 12 states with a carrying value of $87,493 classified as held for sale. These properties were recorded at their estimated fair value less costs to sell based on information derived from third party appraisals (Level 3 inputs as defined in the fair value hierarchy under GAAP). We recorded a $10,925 loss on asset impairment in 2019 to reduce the carrying value of these properties to their estimated fair value less costs to sell.

(3)As of December 31, 2019, we recorded a $28,371 loss on asset impairment to reduce the carrying value of two hotels to their estimated fair value of $38,000 based on discounted cash flow analyses (Level 3 inputs).

In addition to the assets included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, revolving credit facility, term loan, senior notes and security deposits. At December 31, 2020 and 2019, the fair values of these additional financial instruments approximated their carrying values in our consolidated balance sheets due to their short term nature or floating interest rates, except as follows:

	December 31, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount (1)	Value	Amount (1)	Value
Senior Unsecured Notes, due 2021 at 4.25%	$—	$—	$398,379	$406,838
Senior Unsecured Notes, due 2022 at 5.00%	498,032	510,285	496,821	526,500
Senior Unsecured Notes, due 2023 at 4.50%	499,596	505,280	499,432	520,478
Senior Unsecured Notes, due 2024 at 4.65%	348,700	347,893	348,295	364,277
Senior Unsecured Notes, due 2024 at 4.35%	819,546	819,328	818,075	848,847
Senior Unsecured Notes, due 2025 at 4.50%	347,118	346,462	346,431	361,783
Senior Unsecured Notes, due 2025 at 7.50%	789,006	926,404	—	—
Senior Unsecured Notes, due 2026 at 5.25%	344,212	354,996	343,083	369,185
Senior Unsecured Notes, due 2026 at 4.75%	446,515	448,506	445,905	464,315
Senior Unsecured Notes, due 2027 at 4.95%	395,405	404,328	394,649	414,012
Senior Unsecured Notes, due 2027 at 5.25%	442,370	491,918	—	—
Senior Unsecured Notes, due 2028 at 3.95%	391,908	388,146	390,759	393,940
Senior Unsecured Notes, due 2029 at 4.95%	418,102	430,064	417,307	434,248
Senior Unsecured Notes, due 2030 at 4.375%	389,656	388,292	388,522	394,788
Total financial liabilities	$6,130,166	$6,361,902	$5,287,658	$5,499,211
(1)Carrying value includes unamortized discounts and premiums and certain debt issuance costs.
At December 31, 2020 and 2019, we estimated the fair values of our senior notes using an average of the bid and ask price of our then outstanding issuances of senior notes (Level 2 inputs).

Service Properties Trust
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2020
(dollars in millions)

	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount at which Carried at Close of Period
	Land	Building & Improvements	Improvements	Impairment	Cost Basis Adjustment(1)	Land	Building & Improvements	Total(2)
Hotel Properties
15 Royal Sonesta	$218	$1,307	$35	$(16)	$(9)	$218	$1,317	$1,535
23 Sonesta	138	292	582	(56)	(5)	138	813	951
62 Courtyard	108	599	216	(14)	(97)	108	704	812
60 Sonesta ES Suites	135	523	242	(38)	(27)	135	700	835
35 Residence	68	326	160	(6)	(22)	68	458	526
61 Simply Suites	71	383	59	—	—	71	442	513
22 Hyatt Place	24	185	17	—	—	24	202	226
6 Radisson Hotel	10	165	44	—	—	10	209	219
2 Marriott Hotel	10	69	55	—	—	10	124	134
1 Crowne Plaza	16	32	67	—	—	16	99	115
9 Sonesta Select	17	44	36	—	—	17	80	97
3 Country Inn and Suites by Radisson	3	35	5	—	—	3	40	43
2 SpringHill Suites	3	15	11	—	—	3	26	29
4 TownePlace Suites	6	24	33	(3)	(18)	6	36	42

Net Lease Properties
134 TravelCenters of America	568	939	480	—	—	568	1,419	1,987
45 Petro Stopping Centers	260	522	210	—	—	260	732	992
11 AMC Theatres	30	55	—	—	—	30	55	85
14 The Great Escape	19	64	—	—	—	19	64	83
3 Life Time Fitness	17	56	—	—	—	17	56	73
5 Buehler's Fresh Foods	10	49	—	—	—	10	49	59
53 Pizza Hut	14	33	—	—	—	14	33	47
59 Heartland Dental	11	37	—	—	—	11	37	48
10 Norms	23	24	—	—	—	23	24	47
23 Express Oil Change	6	37	—	—	—	6	37	43
6 America's Auto Auction	7	23	4	—	—	7	27	34
3 Flying J Travel Plaza	6	32	—	—	—	6	32	38
6 Regal Cinemas	9	25	—	—	—	9	25	34
4 Courthouse Athletic Club	5	28	—	—	—	5	28	33
45 Church's Chicken	7	25	—	—	—	7	25	32
2 Big Al's	3	28	—	—	—	3	28	31
21 Burger King	9	22	—	—	—	9	22	31
1 Fleet Farm	3	27	—	—	—	3	27	30
19 Hardee's	4	24	—	—	—	4	24	28
4 B&B Theatres	12	15	—	—	—	12	15	27
16 Martin's	7	20	—	—	—	7	20	27
19 Arby's	7	19	—	—	—	7	19	26
4 Creme de la Creme	7	18	—	—	—	7	18	25
20 Popeye's Chicken & Biscuits	8	17	—	—	—	8	17	25
6 Golden Corral	6	16	—	—	—	6	16	22
5 Mister Car Wash	2	19	—	—	—	2	19	21
6 United Supermarkets	4	17	—	—	—	4	17	21
16 Vacant	1	27	7	—	—	1	34	35
2 Mesa Fitness	3	17	—	—	—	3	17	20
13 Taco Bell	4	15	—	—	—	4	15	19
1 CarMax	5	13	—	—	—	5	13	18
28 Uncle Ed's Oil Shoppe	6	12	—	—	—	6	12	18
4 Bonfire and Axels	2	12	—	—	—	2	12	14
1 Dave & Buster's	3	11	—	—	—	3	11	14

	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount at which Carried at Close of Period
	Land	Building & Improvements	Improvements	Impairment	Cost Basis Adjustment(1)	Land	Building & Improvements	Total(2)
5 Pike Nursery	8	6	—	—	—	8	6	14
2 HHI-Formtech	3	10	—	—	—	3	10	13
2 Mealey's Furniture	3	10	—	—	—	3	10	13
5 Rite Aid	3	9	—	—	—	3	9	12
2 Sanford's Grub & Pub	1	10	—	—	—	1	10	11
1 Baptist Emergency Hospital	2	8	—	—	—	2	8	10
2 Eddie Merlot's	2	8	—	—	—	2	8	10
5 Fuddruckers	4	6	—	—	—	4	6	10
2 YouFit	3	7	—	—	—	3	7	10
1 Cermak Fresh Market	2	7	—	—	—	2	7	9
1 Columbus Preparatory Academy	1	8	—	—	—	1	8	9
12 Core & Main	4	5	—	—	—	4	5	9
5 Lerner and Rowe	1	8	—	—	—	1	8	9
4 Meineke Car Care Center	3	6	—	—	—	3	6	9
3 Walgreens	1	8	—	—	—	1	8	9
1 Austin's Park n' Pizza	—	8	—	—	—	—	8	8
1 Kohl's	2	6	—	—	—	2	6	8
1 LA Fitness	1	7	—	—	—	1	7	8
1 Marcus Theaters	3	5	—	—	—	3	5	8
1 Academy Sports + Outdoors	1	6	—	—	—	1	6	7
2 Blue Rhino	3	4	—	—	—	3	4	7
1 Columbus Arts & Tech Academy	1	6	—	—	—	1	6	7
2 Diagnostic Health	1	6	—	—	—	1	6	7
3 Krispy Kreme	2	5	—	—	—	2	5	7
2 Max & Erma's	1	6	—	—	—	1	6	7
3 Oregano's Pizza Bistro	1	6	—	—	—	1	6	7
9 Sonic Drive-In	3	4	—	—	—	3	4	7
2 Texas Roadhouse	3	4	—	—	—	3	4	7
5 Brookshire Brothers	1	5	—	—	—	1	5	6
2 Flying Star Cafe	1	5	—	—	—	1	5	6
2 Heytex USA	1	5	—	—	—	1	5	6
7 Hughes Supply	2	4	—	—	—	2	4	6
1 Jack Stack Barbeque	1	5	—	—	—	1	5	6
3 Jack's Family Restaurant	2	4	—	—	—	2	4	6
3 Wendy's	1	5	—	—	—	1	5	6
2 10 Box	2	3	—	—	—	2	3	5
1 Adult & Pediatric Orthopedics	1	4	—	—	—	1	4	5
2 Bricktown Brewery	1	4	—	—	—	1	4	5
1 ConForm Automotive	2	3	—	—	—	2	3	5
2 Gerber Collision & Glass	1	4	—	—	—	1	4	5
2 HD Supply White Cap	2	3	—	—	—	2	3	5
1 Multi-Tenant	1	4	—	—	—	1	4	5
1 Planet Fitness	1	4	—	—	—	1	4	5
1 RGB Eye Associates	1	4	—	—	—	1	4	5
1 Ashley Furniture	1	3	—	—	—	1	3	4
1 Boozman-Hof	2	2	—	—	—	2	2	4
1 Caldwell Country Chevrolet	—	4	—	—	—	—	4	4
2 Famous Dave's	1	3	—	—	—	1	3	4
3 Focus Child Development Center	1	3	—	—	—	1	3	4
1 Joe's Crab Shack	1	3	—	—	—	1	3	4
1 Metaldyne BSM	—	4	—	—	—	—	4	4
2 Primanti Bros.	1	3	—	—	—	1	3	4
1 Rainbow Kids Clinic	1	3	—	—	—	1	3	4
1 Renn Kirby Chevrolet Buick	1	3	—	—	—	1	3	4
1 Sportsman's Warehouse	1	3	—	—	—	1	3	4

	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount at which Carried at Close of Period
	Land	Building & Improvements	Improvements	Impairment	Cost Basis Adjustment(1)	Land	Building & Improvements	Total(2)
2 Anixter	1	2	—	—	—	1	2	3
1 Applebee's	1	2	—	—	—	1	2	3
1 Black Angus Steakhouse	1	2	—	—	—	1	2	3
1 Buffalo Wild Wings	1	2	—	—	—	1	2	3
1 Kerry's Car Care	1	2	—	—	—	1	2	3
2 Long John Silver's	1	2	—	—	—	1	2	3
2 Monterey's Tex Mex	1	2	—	—	—	1	2	3
1 Ojos Locos Sports Cantina	1	2	—	—	—	1	2	3
2 Orscheln Farm and Home	1	2	—	—	—	1	2	3
2 Rick Johnson Auto & Tire	1	2	—	—	—	1	2	3
1 Slim Chickens	1	2	—	—	—	1	2	3
1 Southwest Stainless, LP	—	3	—	—	—	—	3	3
1 Spoons Place	1	2	—	—	—	1	2	3
1 Tractor Supply	—	3	—	—	—	—	3	3
1 What the Buck	—	3	—	—	—	—	3	3
2 Affordable Care, Inc.	1	1	—	—	—	1	1	2
1 Bridgestone Tire	1	1	—	—	—	1	1	2
2 Dollar General	—	2	—	—	—	—	2	2
2 Hooters	1	1	—	—	—	1	1	2
2 KFC	—	2	—	—	—	—	2	2
3 Rally's	1	1	—	—	—	1	1	2
1 Red Robin Gourmet Burgers	1	1	—	—	—	1	1	2
2 Taco Bueno	1	1	—	—	—	1	1	2
1 Bru Burger Bar	—	1	—	—	—	—	1	1
1 Haus Energy	—	1	—	—	—	—	1	1
1 Howlin Concrete	1	—	—	—	—	1	—	1
1 Jack in the Box	—	1	—	—	—	—	1	1
1 Little Caesars	—	1	—	—	—	—	1	1
1 NAPA Auto Parts	—	1	—	—	—	—	1	1
1 Old Mexico Cantina	—	1	—	—	—	—	1	1
1 O'Reilly Auto Parts	—	1	—	—	—	—	1	1
1 SRS Distribution	—	1	—	—	—	—	1	1
1 The Atlanta Center for Foot & Ankle Surgery	—	1	—	—	—	—	1	1
1 Touchstone Imaging	—	1	—	—	—	—	1	1
1 Consolidated Pipe	—	—	—	—	—	—	—	—
1 Del Taco	—	—	—	—	—	—	—	—
1 Family Dollar Stores	—	—	—	—	—	—	—	—
1 Fazoli's	—	—	—	—	—	—	—	—
1 Off the Hook Seafood & More	—	—	—	—	—	—	—	—
1 Bigham Cable	—	—	—	—	—	—	—	—
Other	2	8	2	—	—	2	10	12

	2,030	6,647	2,265	(133)	(178)	2,030	8,601	10,631
Assets Held for Sale
5 Hotels (3)	3	13	2	(9)	—	3	6	9
6 Net lease properties	3	5	—	(4)	—	3	1	4
Total (1,109 properties)	$2,036	$6,665	$2,267	$(146)	$(178)	$2,036	$8,608	$10,644
(1)Represents reclassifications between accumulated depreciation and building & improvements made to record certain properties at fair value in accordance with GAAP.
(2)Excludes $531 of personal property classified in our consolidated balance sheets as furniture, fixtures and equipment.
(3)We have entered into an agreement to sell five hotels and we have entered into a short term lease with the buyer in anticipation of the sale.

Service Properties Trust
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2020
(dollars in millions)

	Accumulated Depreciation(1)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Income Statement is Computed
Hotel Properties
15 Royal Sonesta	$(256)	1913 through 1987	2005 through 2017	10 - 40 Years
23 Sonesta	(191)	1924 through 1999	2005 through 2018	10 - 40 Years
62 Courtyard	(346)	1987 through 2000	1995 through 2003	10 - 40 Years
60 Sonesta ES Suites	(227)	1984 through 2000	1996 through 2017	10 - 40 Years
35 Residence	(224)	1989 through 2002	1996 through 2005	10 - 40 Years
61 Simply Suites	(219)	1996 through 2000	1997 through 2003	10 - 40 Years
22 Hyatt Place	(111)	1992 through 2000	1997 through 2002	10 - 40 Years
6 Radisson Hotel	(65)	1987 through 1990	1996 through 2018	10 - 40 Years
2 Marriott Hotel	(67)	1972 through 1995	1998 through 2001	10 - 40 Years
1 Crowne Plaza	(8)	1971 through 1988	2006 and 2017	10 - 40 Years
9 Sonesta Select	(42)	1987 through 2000	1995 through 2003	10 - 40 Years
3 Country Inn and Suites by Radisson	(19)	1987 through 1997	1996 and 2005	10 - 40 Years
2 SpringHill Suites	(10)	1997 through 2000	2000 through 2001	10 - 40 Years
4 TownePlace Suites	(15)	1997 through 2000	1998 through 2001	10 - 40 Years
Net Lease Properties
134 TravelCenters of America	(779)	1962 through 2017	2007 through 2017	10 - 40 Years
45 Petro Stopping Centers	(391)	1975 through 2017	2007 through 2017	10 - 40 Years
11 AMC Theatres	(4)	1993 through 2008	2019	10 - 40 Years
14 The Great Escape	(3)	1986 through 2007	2019	10 - 40 Years
3 Life Time Fitness	(3)	1987 through 2012	2019	10 - 40 Years
5 Buehler's Fresh Foods	(4)	1985 through 2000	2019	10 - 40 Years
57 Pizza Hut	(5)	1972 through 2006	2019	10 - 40 Years
59 Heartland Dental	(2)	1920 through 2005	2019	10 -40 Years
10 Norms	(2)	1957 through 2014	2019	10 - 40 Years
23 Express Oil Change	(2)	1970 through 2001	2019	10 - 40 Years
6 America's Auto Auction	(2)	1965 through 2005	2019	10 - 40 Years
3 Flying J Travel Plaza	(2)	2001	2019	10 - 40 Years
6 Regal Cinemas	(2)	2005 through 2010	2019	10 - 40 Years
4 Courthouse Athletic Club	(2)	1997 through 2001	2019	10 - 40 Years
45 Church's Chicken	(2)	1968 through 1985	2019	10 - 40 Years
2 Big Al's	(1)	2006 through 2010	2019	10 - 40 Years
21 Burger King	(2)	1998 through 2004	2019	10 - 40 Years
1 Fleet Farm	(2)	1979	2019	10 - 40 Years
19 Hardee's	(2)	1969 through 1994	2019	10 - 40 Years
4 B&B Theatres	(2)	1998 through 2004	2019	10 - 40 Years
16 Martin's	(2)	1962 through 2003	2019	10 - 40 Years
19 Arby's	(2)	1969 through 2005	2019	10 - 40 Years
4 Creme de la Creme	(1)	1999 through 2008	2019	10 - 40 Years
20 Popeye's Chicken & Biscuits	(2)	1968 through 2004	2019	10 - 40 Years
6 Golden Corral	(2)	1993 through 2000	2019	10 - 40 Years
5 Mister Car Wash	(1)	1960 through 2002	2019	10 - 40 Years

	Accumulated Depreciation(1)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Income Statement is Computed
6 United Supermarkets	(2)	1979 through 1997	2019	10 - 40 Years
18 Vacant	(2)	1962 through 2007	2019	10 - 40 Years
2 Mesa Fitness	(1)	1983 through 2007	2019	10 - 40 Years
13 Taco Bell	(1)	1982 through 2010	2019	10 - 40 Years
1 CarMax	(1)	2005	2019	10 - 40 Years
28 Uncle Ed's Oil Shoppe	(2)	1959 through 1999	2019	10 - 40 Years
4 Bonfire and Axels	(2)	1995 through 1996	2019	10 - 40 Years
1 Dave & Buster's	(1)	1992	2019	10 - 40 Years
5 Pike Nursery	(1)	1970 through 1996	2019	10 - 40 Years
2 HHI-Formtech	(2)	1952	2019	10 - 40 Years
2 Mealey's Furniture	(1)	1997 through 2004	2019	10 - 40 Years
5 Rite Aid	(1)	1901 through 2000	2019	10 - 40 Years
2 Sanford's Grub & Pub	(1)	1928 through 2003	2019	10 - 40 Years
1 Baptist Emergency Hospital	(1)	2013	2019	10 - 40 Years
2 Eddie Merlot's	(1)	1997 through 2003	2019	10 - 40 Years
5 Fuddruckers	(1)	1994 through 1995	2019	10 - 40 Years
2 YouFit	(1)	2007 through 2008	2019	10 - 40 Years
1 Cermak Fresh Market	(1)	1989	2019	10 - 40 Years
1 Columbus Preparatory Academy	—	2004	2019	10 - 40 Years
12 Core & Main	—	1972 through 2001	2019	10 - 40 Years
5 Lerner and Rowe	—	1973 through 2007	2019	10 - 40 Years
4 Meineke Car Care Center	—	1999 through 2000	2019	10 - 40 Years
3 Walgreens	—	1999 through 2000	2019	10 - 40 Years
1 Austin's Park n' Pizza	—	2003	2019	10 - 40 Years
1 Kohl's	—	1986	2019	10 - 40 Years
1 LA Fitness	—	2012	2019	10 - 40 Years
1 Marcus Theaters	—	1999	2019	10 - 40 Years
1 Academy Sports + Outdoors	—	2016	2019	10 - 40 Years
2 Blue Rhino	—	2004	2019	10 - 40 Years
1 Columbus Arts & Tech Academy	—	1980	2019	10 - 40 Years
2 Diagnostic Health	—	1985 through 1997	2019	10 - 40 Years
3 Krispy Kreme	—	2000 through 2004	2019	10 - 40 Years
2 Max & Erma's	—	1990 through 2007	2019	10 - 40 Years
3 Oregano's Pizza Bistro	—	1964 through 2006	2019	10 - 40 Years
9 Sonic Drive-In	—	1987 through 2010	2019	10 - 40 Years
2 Texas Roadhouse	—	2003 through 2005	2019	10 - 40 Years
5 Brookshire Brothers	—	1990 through 1999	2019	10 - 40 Years
2 Flying Star Cafe	—	1994 through 1999	2019	10 - 40 Years
2 Heytex USA	—	2008 through 2016	2019	10 - 40 Years
7 Hughes Supply	—	1993	2019	10 - 40 Years
1 Jack Stack Barbeque	—	1983	2019	10 - 40 Years
3 Jack's Family Restaurant	—	2008 through 2016	2019	10 - 40 Years
3 Wendy's	—	1984 through 1989	2019	10 - 40 Years
2 10 Box	—	1994	2019	10 - 40 Years
1 Adult & Pediatric Orthopedics	—	1991	2019	10 - 40 Years
2 Bricktown Brewery	—	1904 through 1984	2019	10 - 40 Years

	Accumulated Depreciation(1)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Income Statement is Computed
1 ConForm Automotive	—	1987	2019	10 - 40 Years
2 Gerber Collision & Glass	—	2001 through 2002	2019	10 - 40 Years
2 HD Supply White Cap	—	1990 through 2001	2019	10 - 40 Years
1 Multi-Tenant	—	2001	2019	10 - 40 Years
1 Planet Fitness	—	2007	2019	10 - 40 Years
1 RGB Eye Associates	—	2013	2019	10 - 40 Years
1 Ashley Furniture	—	1973	2019	10 - 40 Years
1 Boozman-Hof	—	1988	2019	10 - 40 Years
1 Caldwell Country Chevrolet	—	2000	2019	10 - 40 Years
2 Famous Dave's	—	1997 through 1999	2019	10 - 40 Years
3 Focus Child Development Center	—	1965 through 1998	2019	10 - 40 Years
1 Joe's Crab Shack	—	1997	2019	10 - 40 Years
1 Metaldyne BSM	—	1960	2019	10 - 40 Years
2 Primanti Bros.	—	2014	2019	10 - 40 Years
1 Rainbow Kids Clinic	—	2011	2019	10 - 40 Years
1 Renn Kirby Chevrolet Buick	—	2005	2019	10 - 40 Years
1 Sportsman's Warehouse	—	1983	2019	10 - 40 Years
2 Anixter	—	1984 through 1999	2019	10 - 40 Years
1 Applebee's	—	1996	2019	10 - 40 Years
1 Black Angus Steakhouse	—	1996	2019	10 - 40 Years
1 Buffalo Wild Wings	—	2014	2019	10 - 40 Years
1 Kerry's Car Care	—	2015	2019	10 - 40 Years
2 Long John Silver's	—	1972 through 1987	2019	10 - 40 Years
2 Monterey's Tex Mex	—	1979 through 1997	2019	10 - 40 Years
1 Ojos Locos Sports Cantina	—	1993	2019	10 - 40 Years
2 Orscheln Farm and Home	—	1977 through 1986	2019	10 - 40 Years
2 Rick Johnson Auto & Tire	—	1993	2019	10 -40 Years
1 Slim Chickens	—	2013	2019	10 - 40 Years
1 Southwest Stainless, LP	—	1977 through1994	2019	10 - 40 Years
1 Spoons Place	—	1998	2019	10 - 40 Years
1 Tractor Supply	—	2007	2019	10 - 40 Years
1 What the Buck	—	1958	2019	10 - 40 Years
2 Affordable Care, Inc.	—	2008 through 2010	2019	10 - 40 Years
1 Bridgestone Tire	—	1998	2019	10 - 40 Years
2 Dollar General	—	2012 through 2015	2019	10 - 40 Years
2 Hooters	—	1997 through 1994	2019	10 - 40 Years
2 KFC	—	1977 through 2006	2019	10 - 40 Years
3 Rally's	—	1990 through 1992	2019	10 - 40 Years
1 Red Robin Gourmet Burgers	—	1995	2019	10 - 40 Years
2 Taco Bueno	—	1991 through 2003	2019	10 - 40 Years
1 Bru Burger Bar	—	1996	2019	10 - 40 Years
1 Haus Energy	—	1996	2019	10 - 40 Years
1 Howlin Concrete	—	1975	2019	10 - 40 Years
1 Jack in the Box	—	1992	2019	10 - 40 Years
1 Little Caesars	—	1996	2019	10 - 40 Years
1 NAPA Auto Parts	—	2001	2019	10 - 40 Years

	Accumulated Depreciation(1)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Income Statement is Computed
1 Old Mexico Cantina	—	2007	2019	10 - 40 Years
1 O'Reilly Auto Parts	—	2006	2019	10 - 40 Years
1 SRS Distribution	—	1975	2019	10 - 40 Years
1 The Atlanta Center for Foot & Ankle Surgery	—	1963	2019	10 - 40 Years
1 Touchstone Imaging	—	1992	2019	10 - 40 Years
1 Consolidated Pipe	—	1987	2019	10 - 40 Years
1 Del Taco	—	1992	2019	10 - 40 Years
1 Family Dollar Stores	—	1988	2019	10 - 40 Years
1 Fazoli's	—	1982	2019	10 - 40 Years
1 Off the Hook Seafood & More	—	2007	2019	10 - 40 Years
1 Bigham Cable	—	1982	2019	10 - 40 Years

Total (1,109 properties)	(3,047)
(1)Excludes accumulated depreciation of $232 related to personal property classified in our consolidated balance sheets as furniture, fixtures and equipment.

SERVICE PROPERTIES TRUST
NOTES TO SCHEDULE III
December 31, 2020
(dollars in thousands)
(A)The change in total cost of properties for the period from January 1, 2018 to December 31, 2020 is as follows:

	2020	2019	2018
Balance at beginning of year	$10,716,233	$8,820,346	$8,778,907
Additions: acquisitions and capital expenditures	99,141	1,983,380	324,227
Dispositions	(145,836)	—	(62,923)
Reclassification of properties held for sale	(38,978)	(87,493)	(219,865)
Balance at close of year	$10,630,560	$10,716,233	$8,820,346
(B)The change in accumulated depreciation for the period from January 1, 2018 to December 31, 2020 is as follows:

	2020	2019	2018
Balance at beginning of year	$2,851,121	$2,574,297	$2,409,416
Additions: depreciation expense	364,636	305,441	304,224
Dispositions	(143,814)	(28,617)	(62,923)
Reclassification of properties held for sale	(24,927)	—	(76,420)
Balance at close of year	$3,047,016	$2,851,121	$2,574,297
(C)The aggregate cost tax basis for federal income tax purposes of our real estate properties was $8,316,892 on December 31, 2020.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Service Properties Trust
By:	/s/ John G. Murray
John G. Murray President and Chief Executive Officer
Dated: March 1, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John G. Murray	Managing Trustee, President and Chief Executive Officer	March 1, 2021
John G. Murray

/s/ Brian E. Donley	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 1, 2021
Brian E. Donley

/s/ Laurie B. Burns	Independent Trustee	March 1, 2021
Laurie B. Burns

/s/ Robert E. Cramer	Independent Trustee	March 1, 2021
Robert E. Cramer

/s/ Donna D. Fraiche	Independent Trustee	March 1, 2021
Donna D. Fraiche

/s/ John L. Harrington	Independent Trustee	March 1, 2021
John L. Harrington

/s/ William A. Lamkin	Independent Trustee	March 1, 2021
William A. Lamkin

/s/ Adam D. Portnoy	Managing Trustee	March 1, 2021
Adam D. Portnoy