Form 10-Q
period 2021-03-31
Service Properties Trust
filed 2021-05-10
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of May 6, 2021: 164,823,833

SERVICE PROPERTIES TRUST
FORM 10-Q
March 31, 2021

References in this Quarterly Report on Form 10-Q to the Company, SVC, we, us or our include Service Properties Trust and our consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

Part I Financial Information
Item 1. Financial Statements
SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands, except share data)

	March 31, 2021	December 31, 2020
ASSETS
Real estate properties:
Land	$2,037,534	$2,030,440
Buildings, improvements and equipment	9,152,881	9,131,832
Total real estate properties, gross	11,190,415	11,162,272
Accumulated depreciation	(3,377,635)	(3,280,110)
Total real estate properties, net	7,812,780	7,882,162
Acquired real estate leases and other intangibles, net	312,765	325,845
Assets held for sale	13,805	13,543
Cash and cash equivalents	874,455	73,332
Restricted cash	5,096	18,124
Due from related persons	52,620	55,530
Other assets, net	442,994	318,783
Total assets	$9,514,515	$8,687,319

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$1,000,000	$78,424
Senior unsecured notes, net	6,133,376	6,130,166
Accounts payable and other liabilities	428,626	345,373
Due to related persons	45,981	30,566
Total liabilities	7,607,983	6,584,529

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 164,823,833 shares issued and outstanding	1,648	1,648
Additional paid in capital	4,550,765	4,550,385
Cumulative other comprehensive loss	(760)	(760)
Cumulative net income available for common shareholders	2,985,273	3,180,263
Cumulative common distributions	(5,630,394)	(5,628,746)
Total shareholders’ equity	1,906,532	2,102,790
Total liabilities and shareholders’ equity	$9,514,515	$8,687,319
The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenues:
Hotel operating revenues	$168,953	$383,503
Rental income	92,217	100,273
Total revenues	261,170	483,776

Expenses:
Hotel operating expenses	214,987	271,148
Other operating expenses	3,417	3,759
Depreciation and amortization	124,368	127,926
General and administrative	12,657	14,024
Loss on asset impairment	1,211	16,740
Total expenses	356,640	433,597

Other operating income:
Loss on sale of real estate	(9)	(6,911)
Unrealized losses on equity securities, net	(6,481)	(5,045)
Interest income	57	262
Interest expense (including amortization of debt issuance costs and debt discounts and premiums of $4,355 and $3,288, respectively)	(89,391)	(71,075)
Loss before income taxes and equity in losses of an investee	(191,294)	(32,590)
Income tax expense	(853)	(342)
Equity in losses of an investee	(2,843)	(718)
Net loss	(194,990)	(33,650)

Weighted average common shares outstanding (basic)	164,498	164,370
Weighted average common shares outstanding (diluted)	164,498	164,370

Net loss per common share (basic and diluted)	$(1.19)	$(0.20)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited) (in thousands, except share data)

	Common Shares			Additional Paid in Capital	Cumulative Net Income Available for Common Shareholders	Cumulative Other Comprehensive Loss
	Number of Shares	Common Shares	Cumulative Common Distributions
							Total

Balance at December 31, 2020	164,823,833	$1,648	$(5,628,746)	$4,550,385	$3,180,263	$(760)	$2,102,790
Net loss	—	—	—	—	(194,990)	—	(194,990)
Share grants	—	—	—	380	—	—	380
Distributions to common shareholders	—	—	(1,648)	—	—	—	(1,648)
Balance at March 31, 2021	164,823,833	$1,648	$(5,630,394)	$4,550,765	$2,985,273	$(760)	$1,906,532

Balance at December 31, 2019	164,563,034	$1,646	$(5,534,942)	$4,547,529	$3,491,645	$—	$2,505,878
Net loss	—	—	—	—	(33,650)	—	(33,650)
Share grants	6,000	—	—	602	—	—	602
Share repurchases	(2,637)	—	—	(55)	—	—	(55)
Distributions to common shareholders	—	—	(90,509)	—	—	—	(90,509)
Balance at March 31, 2020	164,566,397	$1,646	$(5,625,451)	$4,548,076	$3,457,995	$—	$2,382,266
The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(194,990)	$(33,650)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	124,368	127,926
Net amortization of debt issuance costs, discounts and premiums as interest	4,355	3,288
Straight-line rental income	1,883	3,543
Security deposits utilized	—	(62,309)
Loss on asset impairment	1,211	16,740
Unrealized losses on equity securities, net	6,481	5,045
Equity in losses of an investee	2,843	718
Loss on sale of real estate	9	6,911
Other non-cash income, net	(1,020)	(1,659)
Changes in assets and liabilities:
Due from related persons	(395)	196
Other assets	(13,515)	16,725
Accounts payable and other liabilities	(13,841)	8,686
Due to related persons	19,887	4,856
Net cash (used in) provided by operating activities	(62,724)	97,016

Cash flows from investing activities:
Real estate acquisitions and deposits	(7,649)	(7,113)
Real estate improvements	(21,891)	(31,343)
Hotel managers’ purchases with restricted cash	(14,198)	(48,969)
Hotel manager’s deposit of insurance proceeds into restricted cash	—	15,000
Net proceeds from sale of real estate	375	8,010
Investment in Sonesta	(25,443)	(5,199)
Net cash used in investing activities	(68,806)	(69,614)

Cash flows from financing activities:
Borrowings under revolving credit facility	973,168	230,000
Repayments of revolving credit facility	(51,592)	(150,000)
Deferred financing costs	(303)	—
Repurchase of common shares	—	(43)
Distributions to common shareholders	(1,648)	(88,863)
Net cash provided by (used in) financing activities	919,625	(8,906)
Increase in cash and cash equivalents and restricted cash	788,095	18,496
Cash and cash equivalents and restricted cash at beginning of period	91,456	81,259
Cash and cash equivalents and restricted cash at end of period	$879,551	$99,755

Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$874,455	$55,218
Restricted cash	5,096	44,537
Total cash and cash equivalents and restricted cash	$879,551	$99,755
Supplemental cash flow information:
Cash paid for interest	$98,410	$78,994
Cash paid for income taxes	182	220
Non-cash investing activities:
Real estate improvements accrued, not paid	$9,250	$9,858
Investment in Sonesta	$—	$42,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 1. Organization and Basis of Presentation
Service Properties Trust, or we, us or our, is a real estate investment trust, or REIT, organized on February 7, 1995 under the laws of the State of Maryland, which invests in hotels and net lease service oriented retail properties. At March 31, 2021, we owned, directly and through subsidiaries, 310 hotels and 798 net lease properties.
At March 31, 2021, 305 of our 310 hotels were operated by subsidiaries of the following companies: Sonesta Holdco Corporation, or Sonesta (256 hotels), Hyatt Hotels Corporation, or Hyatt (22 hotels), Radisson Hospitality, Inc., or Radisson (nine hotels), Marriott International, Inc., or Marriott (17 hotels), and InterContinental Hotels Group, plc, or IHG (one hotel). We have entered into an agreement to sell five of our 310 hotels and have entered into a short term lease of these properties with the buyer in anticipation of the sale. At March 31, 2021, we owned 798 net lease properties with 168 tenants, including 179 travel centers leased to TravelCenters of America Inc., or TA, our largest tenant. Hereinafter, these companies are sometimes referred to as managers and/or tenants, or collectively, operators.
Impact of COVID-19

The lodging industry and other industries in which our managers and tenants operate have been adversely impacted by the novel coronavirus, or COVID-19, global pandemic, the federal, state and local government mandates intended to contain and mitigate the spread of COVID-19 and market reactions to the pandemic. These matters continue to have a significant negative impact on our results of operations, financial position and cash flow. Our results of operations and cash flows from our hotels are heavily dependent on our operators’ ability to generate returns to us. Although leisure demand at our hotels has improved through the first quarter of 2021 when compared to 2020 levels, business transient and group demand have been limited and, consistent with trends throughout the U.S. lodging industry, continue to lag in recovery. Although overall lodging activity continues to improve over levels seen since the beginning of the pandemic, and our current expectation is that lodging demand may improve in the second half of 2021 at a more meaningful pace than experienced to date, we expect the recovery in the lodging industry to historical levels may take several years. We cannot predict with certainty when business levels may return to normalized historical levels after the effects of the pandemic subside. We currently expect that the recovery with respect to business transient and group business will be gradual and likely inconsistent. Factors such as public health, availability and effectiveness of COVID-19 vaccines, changes in business practices with regard to travel and the geopolitical environment may impact the timing, extent and pace of such recovery. In addition, consumer confidence and leisure demand will continue to be affected by unemployment, perceptions of the safety of returning to normal activities and broader macroeconomic trends. Under the accounting guidance related to the presentation of financial statements, when preparing financial statements for each annual and interim reporting period, management has the responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. In applying the accounting guidance, we considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our unconditional obligations due over the next 12 months. As of March 31, 2021, we were not in compliance with one of our debt covenants necessary to incur additional debt, and as a result, we will not be able to incur additional debt until we meet the required covenant level. On January 19, 2021, we borrowed $972,793 under our revolving credit facility as a precautionary measure to preserve financial flexibility and are currently fully drawn under our revolving credit facility. Based on our cash on hand, the cash flows we expect to receive from our net lease portfolio, improving lodging trends and asset dispositions we expect to complete, we believe we will have sufficient liquidity to meet our obligations for at least the next twelve months.
Basis of Presentation
The accompanying condensed consolidated financial statements of us are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2020, or our 2020 Annual Report. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair statement of results for the interim period, have been included. These condensed consolidated financial statements include our accounts and the accounts of our subsidiaries, all of which are 100% owned directly or indirectly by us. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods and those of our managers and tenants are not necessarily indicative of the results that may be expected for the full year.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in our condensed consolidated financial statements include the allowance for credit losses, purchase price allocations, useful lives of fixed assets, impairment of real estate and related intangibles.
We have determined that each of our wholly owned taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification™. We have concluded that we must consolidate each of our wholly owned TRSs because we are the entity with the power to direct the activities that most significantly impact such VIEs’ performance and we have the obligation to absorb losses or the right to receive benefits from each VIE that could be significant to the VIE and are, therefore, the primary beneficiary of each VIE. The assets of our TRSs were $140,211 and $118,862 as of March 31, 2021 and December 31, 2020, respectively, and consist primarily of amounts due from and working capital advances to certain of our hotel managers. The liabilities of our TRSs were $91,220 and $70,240 as of March 31, 2021 and December 31, 2020, respectively, and consist primarily of amounts payable to certain of our hotel managers. The assets of our TRSs are available to satisfy our TRSs’ obligations and we have guaranteed certain obligations of our TRSs.
Note 2. Revenue Recognition
We report hotel operating revenues for managed hotels in our condensed consolidated statements of income (loss). We generally recognize hotel operating revenues, consisting primarily of room and food and beverage sales, when goods and services are provided.
We report rental income for leased properties in our condensed consolidated statements of income (loss). We recognize rental income from operating leases on a straight line basis over the term of the lease agreements. We reduced rental income by $1,883 and $3,543 during the three months ended March 31, 2021 and 2020, respectively, to record scheduled rent changes under certain of our leases, the deferred rent obligations payable to us under our leases with TA and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks at our travel centers on a straight line basis. See Notes 5 and 9 for further information regarding our TA leases. Due from related persons includes $30,597 and $33,902 and other assets, net, includes $17,660 and $16,264 of straight line rent receivables at March 31, 2021 and December 31, 2020, respectively.
Certain of our lease agreements require additional percentage rent if gross revenues of our properties exceed certain thresholds defined in our lease agreements. We may determine percentage rent due to us under our leases monthly, quarterly or annually, depending on the specific lease terms, and recognize it when all contingencies are met and the rent is earned. We had deferred estimated percentage rent of $1,386 and $725 for the three months ended March 31, 2021 and 2020, respectively.
Note 3. Weighted Average Common Shares
The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2021	2020
	(in thousands)
Weighted average common shares for basic earnings per share	164,498	164,370
Effect of dilutive securities: Unvested share awards	—	—
Weighted average common shares for diluted earnings per share	164,498	164,370
Note 4. Real Estate Properties
At March 31, 2021, we owned 310 hotels with an aggregate of 49,015 rooms or suites and 798 service-oriented retail properties with an aggregate of 13,452,608 square feet that are primarily subject to “triple net” leases, or net leases where the tenant is generally responsible for payment of operating expenses and capital expenditures of the property during the lease term. Our properties had an aggregate undepreciated carrying value of $11,204,220, including $13,805 classified as held for sale as of March 31, 2021.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

During the three months ended March 31, 2021, we funded $29,037 for improvements to certain of our properties.
Acquisitions
On March 9, 2021, we acquired a land parcel adjacent to a property we own in Nashville, TN for a purchase price of $7,709, including acquisition related costs. We accounted for this transaction as an acquisition of assets.

Dispositions

We sold one net lease property with 2,797 square feet for $375, excluding closing costs, during the three months ended March 31, 2021. As a result of this sale, we recorded a net loss on sale of real estate of $9 during the three months ended March 31, 2021. In April 2021, we sold one hotel with 146 rooms that was subject to a ground lease pursuant to a purchase option exercised by the third party lessor for $9,753, excluding closing costs, and one net lease property with 32,130 square feet for $1,206, excluding closing costs.

We have entered into an agreement to sell five hotels with an aggregate of 430 rooms in four states and an aggregate carrying value of $10,699 for an aggregate sales price of $22,263, excluding closing costs. We have also entered into agreements to sell two net lease properties with an aggregate of 35,330 square feet and an aggregate carrying value of $1,439 for an aggregate sales price of $1,581, excluding closing costs. We currently expect these sales to be completed by the end of the second quarter of 2021. However, these sales are subject to conditions and we cannot be sure that we will complete these sales or that these sales will not be delayed, or the terms will not change.

As of March 31, 2021, we had five hotels with an aggregate of 430 rooms and an aggregate carrying value of $10,699 classified as held for sale and six net lease properties with an aggregate of 45,745 square feet and an aggregate carrying value of $3,106 classified as held for sale. See Notes 5 and 12 for further information on these properties.
Note 5. Management Agreements and Leases
As of March 31, 2021, we owned 310 hotels which were included in seven operating agreements and 798 service oriented retail properties net leased to 168 tenants. We do not operate any of our properties.
Hotel agreements
As of March 31, 2021, 305 of our hotels were leased to our TRSs and managed by independent hotel operating companies. As of March 31, 2021, our hotel properties were managed by separate subsidiaries of Sonesta, Hyatt, Radisson, Marriott and IHG under six agreements. These hotel agreements had initial terms expiring between 2021 and 2037. Each of these agreements is for between one and 203 of our hotels. In general, the agreements contain renewal options for all, but not less than all, of the affected properties included in each agreement, and the renewal terms range between one to 60 years. Most of these agreements require the third party manager or tenant to: (1) make payments to us of minimum returns or minimum rents; (2) deposit a percentage of total hotel sales into FF&E reserves; and (3) for our managed hotels, make payments to our TRSs of additional returns to the extent of available cash flows after payment of operating expenses, payment of certain management fees, payment of our minimum returns, reimbursement of certain advances, funding of our FF&E reserves and replenishment of guarantees. In the past, some of our managers or tenants or their affiliates provided deposits or guarantees to secure their obligations to pay us. We have also entered into an agreement to sell five of our hotels and have entered into a short term lease of these properties with the buyer in anticipation of the sale.
Sonesta agreement. As of March 31, 2021, Sonesta managed 41 of our full-service hotels, 157 extended stay hotels and 58 select service hotels pursuant to management agreements for each of the hotels. We are also party to pooling agreements that combine certain of our management agreements with Sonesta for purposes of calculating gross revenues, payment of hotel operating expenses, payment of fees and distributions and minimum returns due to us. Our agreements with Sonesta for 53 hotels expire in January 2037, which we refer to as our legacy management and pooling agreements. As of January 1, 2021, 115 of our hotels were managed by Sonesta under agreements that expire on December 31, 2021 and automatically renew for successive one-year terms unless terminated earlier, which we refer to as our conversion hotel management and pooling agreements or collectively with our legacy agreements, our Sonesta agreement.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

In February and March 2021, we transferred the branding and management of 88 hotels to Sonesta from Marriott. We added these hotels to our conversion hotel management and pooling agreements with Sonesta. Following this transition and rebranding, Sonesta operates 256 of the 310 hotels we currently own, which comprises approximately 52.2% of our total historical real estate investments as of March 31, 2021.
In January 2021, we received a notice of termination from Hyatt that terminated our management agreement with Hyatt for 22 of our hotels, or our Hyatt agreement, effective as of April 8, 2021, as a result of Hyatt’s guarantee being exhausted. On April 7, 2021, we and Hyatt agreed to a short term extension of the termination date to May 22, 2021. We and Hyatt are currently in discussions regarding possible changes to our Hyatt agreement that may result in some or all of the hotels remaining Hyatt managed. However, if such discussions with Hyatt do not result in a mutually acceptable agreement for Hyatt to continue to manage some or all of these hotels, we expect to transition management of those hotels to Sonesta on or about June 1, 2021.
Our Sonesta agreement provides that we are paid a fixed annual minimum return equal to 8% of our invested capital, as defined therein, if gross revenues of the hotels, after payment of hotel operating expenses and management and related fees (other than Sonesta’s incentive fee, if applicable), are sufficient to do so. Our fixed annual minimum return under our Sonesta agreement was $502,494 as of March 31, 2021. Our Sonesta agreement further provides that we are paid an additional return equal to 80% of the operating profits, as defined therein, after reimbursement of owner or manager advances, FF&E reserve escrows and Sonesta’s incentive fee, if applicable. Our Sonesta hotels generated net operating cash flow deficits of $37,394 and $8,146 during the three months ended March 31, 2021 and 2020, respectively. The returns we receive from our Sonesta hotels are limited to the hotels’ available cash flows, if any, after payment of operating expenses, including management and related fees.
Pursuant to our Sonesta agreement, we incurred management, reservation and system fees and reimbursement costs for certain guest loyalty, marketing program and third-party reservation transmission fees of $11,275 and $6,779 for the three months ended March 31, 2021 and 2020, respectively. These fees and costs are included in hotel operating expenses in our condensed consolidated statements of income (loss). In addition, we incurred procurement and construction supervision fees of $743 and $633 for the three months ended March 31, 2021 and 2020, respectively, which amounts have been capitalized in our condensed consolidated balance sheets and are depreciated over the estimated useful lives of the related capital assets.
Our Sonesta agreement requires us to fund capital expenditures that we approve at our Sonesta hotels. Each of our 14 full-service hotels operated under the legacy management agreements and all the hotels operated under the conversion hotel management agreements require that 5% of the hotel gross revenues be escrowed for future capital expenditures as FF&E reserves, subject to available cash flows after payment of the annual minimum returns due to us. Our legacy management agreements do not require FF&E escrow deposits for 39 extended stay hotels. No FF&E escrow deposits were required during the three months ended March 31, 2021. We funded $21,713 and $29,036 for capital expenditures to certain hotels included in our Sonesta agreement during the three months ended March 31, 2021 and 2020, respectively, which resulted in increases in our contractual annual minimum returns of $1,737 and $2,141, respectively. We owed Sonesta $41,361 and $13,323 for operating losses generated by our Sonesta hotels, capital expenditures, and other reimbursements at March 31, 2021 and 2020, respectively. Amounts due from Sonesta are included in due from related persons and amounts owed to Sonesta are included in due to related persons in our condensed consolidated balance sheets.
We are required to maintain working capital for each of our hotels managed by Sonesta and have advanced a fixed amount based on the number of rooms in each hotel to meet the cash needs for hotel operations. We had advanced $55,360 and $41,514 of initial working capital to Sonesta as of March 31, 2021 and December 31, 2020, respectively. These amounts are included in other assets in our condensed consolidated balance sheets. Any remaining working capital would be returned to us upon termination in accordance with the terms of our Sonesta agreement.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Accounting for Investment in Sonesta:
We account for our 34% non-controlling interest in Sonesta under the equity method of accounting. In March 2021, we funded a $25,443 capital contribution to Sonesta related to its acquisition of Red Lion Hotels Corporation. We continue to maintain our 34% ownership in Sonesta after giving effect to this funding. As of March 31, 2021, our investment in Sonesta had a carrying value of $59,246. This amount is included in other assets, net in our condensed consolidated balance sheets. The cost basis of our investment in Sonesta exceeded our proportionate share of Sonesta’s total shareholders’ equity book value on the date of acquisition of our initial equity interest in Sonesta, February 27, 2020, by an aggregate of $8,000. As required under GAAP, we are amortizing this difference to equity in earnings of an investee over 31 years, the weighted average remaining useful life of the real estate assets and intangible assets and liabilities owned by Sonesta as of the date of our acquisition. We recorded amortization of the basis difference of $65 in the three months ended March 31, 2021. We recognized losses of $2,778 and $718 related to our investment in Sonesta for the three months ended March 31, 2021 and 2020, respectively. These amounts are included in equity in losses of an investee in our condensed consolidated statements of income (loss).
We recorded a liability for the fair value of our initial investment in Sonesta, as no cash consideration was exchanged related to the modification of our management agreement with, and investment in, Sonesta. This liability for our investment in Sonesta is included in accounts payable and other liabilities in our condensed consolidated balance sheet and is being amortized on a straight-line basis through January 31, 2037, as a reduction to hotel operating expenses in our condensed consolidated statements of income (loss). We reduced hotel operating expenses by $621 and $207 for the three months ended March 31, 2021 and 2020, respectively, for amortization of this liability. As of March 31, 2021, the unamortized balance of this liability was $39,310.
See Note 9 for further information regarding our relationship, agreements and transactions with Sonesta.
Hyatt agreement. Our Hyatt agreement was originally scheduled to expire in 2030. Pursuant to our Hyatt agreement, Hyatt had provided us with a guaranty, which was limited to $50,000. During the year ended December 31, 2020, we exhausted the remaining limited guaranty available to us to cover shortfalls in the minimum return due to us. In January 2021, we received a notice of termination from Hyatt that terminated our Hyatt agreement, effective as of April 8, 2021, as a result of Hyatt’s guaranty being exhausted. On April 7, 2021, we and Hyatt agreed to a short term extension of the termination date to May 22, 2021. We and Hyatt are currently in discussions regarding possible changes to our Hyatt agreement that may result in some or all of the hotels remaining Hyatt managed. However, if such discussions do not result in a mutually acceptable agreement for Hyatt to continue to manage some or all of these hotels, we expect to transition management of those hotels to Sonesta on or about June 1, 2021.
We realized returns of $1,555 and $5,509 during the three months ended March 31, 2021 and 2020, respectively, under our Hyatt agreement. Any returns we receive from Hyatt are limited to the hotels’ available cash flows, if any, after payment of operating expenses.
Marriott agreement. As of January 1, 2021, Marriott managed 105 of our hotels under agreements we had terminated in 2020 for Marriott’s failure to cover the cumulative shortfall between the payments we had received and 80% of the cumulative priority returns due to us in accordance with the agreement. We transferred the branding and management of 88 Marriott hotels to Sonesta in February and March 2021. As of March 31, 2021, Marriott managed 17 of our hotels. We sold of these hotels in April 2021 (see Note 4 for further information regarding this sale). We are in arbitration proceedings with Marriott regarding, among other things, the timing and characterization of certain payments made to us, including Marriott’s assertion we are required to refund $19,120 of minimum return advances made to us in 2020, and the validity of the timing of the termination of the Marriott agreements, including an exit hotel agreement which, if not terminated, would require us to sell the 16 hotels encumbered with a Marriott brand. We are also seeking repayment of certain working capital advances we made to Marriott during 2020. We have entered an agreement with Marriott regarding the 16 hotels noted above, pursuant to which we agreed to have these hotels remain Marriott branded hotels until the arbitration is resolved.
Our Marriott hotels generated net operating cash flow deficits of $14,921 during the three months ended March 31, 2021. Any returns we receive from Marriott are limited to the hotels available cash flows, if any, after payment of operating expenses. Marriott managed 122 of our hotels during the three months ended March 31, 2020 and we realized returns of $47,648 from our Marriott branded hotels during that period.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Radisson agreement. Our management agreement with Radisson for nine hotels, or our Radisson agreement, which expires in 2037, provides that, as of March 31, 2021, we are to be paid an annual minimum return of $20,601. We realized minimum returns of $5,150 and $5,111 during the three months ended March 31, 2021 and 2020, respectively, under our Radisson agreement. Pursuant to our Radisson agreement, Radisson has provided us with a guaranty, which is limited to $47,523. During the three months ended March 31, 2021, the hotels under our Radisson agreement generated cash flows that were less than the minimum returns due to us for the period and Radisson made $7,931 of guaranty payments to cover the shortfall. The available balance of the guaranty was $5,306 as of March 31, 2021. In addition to our minimum returns, our Radisson agreement provides for payment to us of 50% of the hotels’ available cash flows after payment of operating expenses, funding the required FF&E reserve, payment of our minimum returns, reimbursement of our working capital advances and reimbursement to Radisson of working capital and guaranty advances, if any.
Other. Our management agreement with IHG for one hotel expires on January 31, 2026. Our IHG hotel generated net operating cash flow deficits of $1,502 during the three months ended March 31, 2021. Any returns we receive from IHG are limited to the hotels’ available cash flows, if any, after payment of operating expenses. IHG managed or leased 103 hotels during the three months ended March 31, 2020. We realized returns of $54,085 under our IHG agreement during that period.
We have entered into an agreement to sell five hotels and leased them to the buyer in anticipation of the sale and recognized $455 of rental income during the three months ended March 31, 2021. See Note 4 for further information regarding this sale.
Net lease portfolio
As of March 31, 2021, we owned 798 net lease service-oriented retail properties with 13,452,608 square feet with leases requiring annual minimum rents of $375,811 with a weighted (by annual minimum rents) average remaining lease term of 10.7 years. The portfolio was 98.5% leased by 168 tenants operating under 130 brands in 21 distinct industries.
During the three months ended March 31, 2021, we collected 93.1% of rents due from our net lease tenants. In April 2021, we collected 97.7% of rents due to us from our net lease tenants.
As a result of the COVID-19 pandemic, some of our tenants have requested rent assistance. During the three months ended March 31, 2021, we entered into rent deferral agreements for $1,228 of rent with five net lease tenants. As of March 31, 2021, we had $10,605 of deferred rents outstanding related to 45 tenants who represent approximately 2.8% of our annualized rental income of our net lease retail portfolio as of March 31, 2021. These deferred rents are included in other assets, net in our condensed consolidated balance sheets. These tenants are obligated to pay, in most cases, the deferred rent over a 12 months - 24 months period. We have elected to use the FASB relief package regarding the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. The FASB relief package provides entities with the option to account for lease concessions resulting from the COVID-19 pandemic outside of the existing lease modification guidance if the resulting cash flows from the modified lease are substantially the same as or less than the original lease. Because the deferred rent amounts referenced above will be repaid, the cash flows from the respective leases are substantially the same as before the rent deferrals. The deferred amounts did not impact our operating results for the three months ended March 31, 2021.
We continually review receivables related to rent, straight-line rent and property operating expense reimbursements and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes an assessment of whether substantially all of the amounts due under a tenant’s lease are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as cash is received. We recognize all changes in the collectability assessment for an operating lease as an adjustment to rental income. We recorded reserves for uncollectible amounts against rental income of $4,785 and $1,115 for the three months ended March 31, 2021 and 2020, respectively. We had reserves for uncollectible rents of $23,051 and $18,230 as of March 31, 2021 and December 31, 2020, respectively, included in other assets in our condensed consolidated balance sheets.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

TA is our largest tenant, leasing 26.7% of our gross carrying value or real estate properties as of March 31, 2021. We leased to TA a total of 179 travel centers under five leases that expire between 2029 and 2035, subject to TA’s right to extend those leases, and require annual minimum rents of $246,110 as of March 31, 2021. In addition, TA is required to pay us previously deferred rent obligations in quarterly installments of $4,404 through January 31, 2023. TA paid $4,404 of deferred rent to us for each of the three months ended March 31, 2021 and 2020. The remaining balance of previously deferred rents was $35,228 as of March 31, 2021.
We recognized rental income from TA of $62,077 and $61,528 for the three months ended March 31, 2021 and 2020, respectively. Rental income for the three months ended March 31, 2021 and 2020 was reduced by $3,305 and $3,344 respectively, to record the deferred rent obligations under our TA leases and the estimated future payments to us by TA for the cost of removing underground storage tanks on a straight-line basis. As of March 31, 2021 and December 31, 2020, we had receivables for current rent amounts owed to us by TA and straight-line rent adjustments of $52,620 and $55,530, respectively. These amounts are included in due from related persons in our condensed consolidated balance sheets.
In addition to the rental income that we recognized during the three months ended March 31, 2021 and 2020 as described above, our TA leases require TA to pay us percentage rent based upon increases in certain sales. We determine percentage rent due under our TA leases annually and recognize any resulting amount as rental income when all contingencies are met. We had aggregate deferred percentage rent under our TA leases of $1,386 and $725 for the three months ended March 31, 2021 and 2020, respectively.
Our TA leases do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components. Under our TA leases, TA may request that we fund capital improvements in return for increases in TA’s annual minimum rent equal to 8.5% of the amounts funded. We did not fund any capital improvements to our properties that we leased to TA during the three months ended March 31, 2021 or 2020.
See Note 9 for further information regarding our relationship with TA.
Our other net lease agreements generally provide for minimum rent payments and in addition may include variable payments. Rental income from operating leases, including any payments derived by index or market-based indices, is recognized on a straight-line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining the lease term. We recognized rental income from our net lease properties (excluding TA) of $29,645 and $36,653 for the three months ended March 31, 2021 and 2020, respectively, which included $1,422 and $1,701, respectively, of adjustments to record scheduled rent changes under certain of our leases on a straight-line basis.
Note 6. Indebtedness
Our principal debt obligations at March 31, 2021 were: (1) $1,000,000 of outstanding borrowings under our $1,000,000 revolving credit facility; and (2) $6,200,000 aggregate outstanding principal amount of senior unsecured notes. Our revolving credit facility is governed by a credit agreement with a syndicate of institutional lenders.
The maturity date of our revolving credit facility is July 15, 2022, and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to extend the maturity date of the facility for two additional six-month periods. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. We are required to pay interest on borrowings under our revolving credit facility at the rate of LIBOR plus a premium, which was 235 basis points per annum, subject to a LIBOR floor of 0.50%, as of March 31, 2021. We also pay a facility fee, which was 30 basis points per annum at March 31, 2021, on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. As of March 31, 2021, the annual interest rate payable on borrowings under our revolving credit facility was 2.85%. The weighted average annual interest rate for borrowings under our revolving credit facility was 2.85% and 2.60% for the three months ended March 31, 2021 and 2020, respectively. As of each of March 31, 2021 and May 6, 2021, our $1,000,000 revolving credit facility was fully drawn.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

We and our lenders amended our credit agreement governing our $1,000,000 revolving credit facility in 2020. Among other things, the amendments waived all of the then existing financial covenants through the end of the agreement term, or July 15, 2022, or the Waiver Period. As a result of the amendments, among other things:
•we pledged certain equity interests of subsidiaries owning properties and will provide first mortgage liens on 74 properties owned by certain of the pledged subsidiaries with an undepreciated book value of $1,835,000 as of March 31, 2021 to secure our obligations under the credit agreement;

•we have the ability to fund up to $250,000 of capital expenditures per year and up to $50,000 of certain other investments per year as defined in the credit agreement;

•we agreed to certain covenants and restrictions on distributions to common shareholders, share repurchases, incurring indebtedness, and acquiring real property (in each case subject to various exceptions);

•we agreed to maintain minimum liquidity of $125,000;

•we are generally required to apply the net cash proceeds from the disposition of assets, capital markets transactions and debt refinancings to repay outstanding amounts under the credit agreement, and then to other debt maturities; and

•we may not, during the Waiver Period and until we demonstrate compliance with certain covenants, utilize the feature in our credit agreement pursuant to which maximum aggregate borrowings may be increased to up to $2,300,000 on a combined basis in certain circumstances.

Our credit agreement and our unsecured senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business manager. Our credit agreement and our unsecured senior notes indentures and their supplements also contain covenants, including those that restrict our ability to incur debts or to make distributions under certain circumstances and generally require us to maintain certain financial ratios. As of March 31, 2021, we were not in compliance with one of our debt covenants necessary to incur additional debt, and as a result, we will not be able to incur additional debt until we meet the required covenant level.

Note 7. Shareholders' Equity
Distributions
During the three months ended March 31, 2021, we declared and paid regular quarterly distributions to common shareholders as follows:

Declaration Date	Record Date	Paid Date	Dividend Per Common Share	Total Distributions
January 14, 2021	January 25, 2021	February 18, 2021	$0.01	$1,648
On April 15, 2021, we declared a regular quarterly distribution to common shareholders of record on April 26, 2021 of $0.01 per share, or $1,648. We expect to pay this amount on or about May 20, 2021.
Note 8. Business and Property Management Agreements with RMR LLC
We have no employees. The personnel and various services we require to operate our business are provided to us by RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally, and (2) a property management agreement, which relates to our property level operations of our net lease portfolio, excluding properties leased to TA, and the office building component of one of our hotels. RMR also provides certain construction supervision services at our hotels managed by Sonesta.
We recognized net business management fees payable to RMR LLC of $10,299 and $10,560 for the three months ended March 31, 2021 and 2020, respectively. Based on our common share total return, as defined in our business management agreement, as of each of March 31, 2021 and 2020, no incentive fees are included in the net business management fees we

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

recognized for the three months ended March 31, 2021 or 2020. The actual amount of annual incentive fees for 2021, if any, will be based on our common share total return, as defined in our business management agreement, for the three-year period ending December 31, 2021, and will be payable in 2022. We did not incur an incentive fee payable to RMR LLC for the year ended December 31, 2020. We include business management fee amounts in general and administrative expenses in our condensed consolidated statements of income (loss).
We recognized property management and construction supervision fees payable to RMR LLC of $804 and $1,032 for the three months ended March 31, 2021 and 2020, respectively. Of those amounts, for the three months ended March 31, 2021 and 2020, $802 and $1,016, respectively, of property management fees were expensed to other operating expenses in our condensed consolidated statements of income (loss) and $2 and $16, respectively, of construction and supervision fees were capitalized and included in building, improvements and equipment in our condensed consolidated balance sheets.
We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. We are generally not responsible for payment of RMR LLC’s employment, office or administrative expenses incurred to provide management services to us, except for the applicable employment and related expenses of RMR LLC employees assigned to work exclusively or partly at our net lease properties (excluding properties leased to TA) and the office building component of one of our hotels, our share of the wages, benefits and other related costs of RMR LLC's centralized accounting personnel, our share of RMR LLC’s costs for providing our internal audit function, and as otherwise agreed. We reimbursed RMR LLC $744 and $543 for these expenses and costs for the three months ended March 31, 2021 and 2020, respectively. We included these amounts in other operating expenses and selling, general and administrative expenses, as applicable, in our condensed consolidated statements of income (loss).

Note 9. Related Person Transactions
We have relationships and historical and continuing transactions with TA, Sonesta, RMR LLC, The RMR Group, Inc., or RMR Inc., and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR LLC is a majority owned operating subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. John G. Murray, our other Managing Trustee and our President and Chief Executive Officer also serves as an officer and employee of RMR LLC. In addition, each of our other officers serves as an officer of RMR LLC. Some of our Independent Trustees also serve as independent trustees or independent directors of other public companies to which RMR LLC or its subsidiaries provide management services. Adam Portnoy serves as chair of the boards of trustees or boards of directors of several of these public companies and as a managing director or managing trustee of these public companies. Other officers of RMR LLC, including Mr. Murray and certain of our other officers, serve as managing trustees, managing directors or officers of certain of these companies.
TA. We lease 179 of our travel centers to TA under our TA leases. As of March 31, 2021, we owned 1,184,797 shares of TA common stock, representing approximately 8.1% of TA’s outstanding shares of common stock. RMR LLC provides management services to both us and TA, and Adam D. Portnoy, also serves as the chair of the board of directors and as a managing director of TA and, as of March 31, 2021, beneficially owned 655,505 shares of TA common stock (including through RMR LLC), representing approximately 4.5% of TA’s outstanding shares of common stock. See Note 5 for further information regarding our relationships, agreements and transactions with TA and Note 12 for further information regarding our investment in TA.

Sonesta. Sonesta is a private company that is controlled by one of our Managing Trustees, Adam D. Portnoy. Mr. Portnoy is the largest owner and a director of Sonesta. One of Sonesta’s other directors is our other Managing Trustee, President and Chief Executive Officer and Sonesta’s other director serves as RMR LLC’s and RMR Inc.’s executive vice president, general counsel and secretary and as our Secretary. Sonesta’s chief executive officer and chief financial officer are officers of RMR LLC. Certain other officers and employees of Sonesta are former employees of RMR LLC. RMR LLC also provides certain services to Sonesta. As of March 31, 2021, we owned approximately 34% of Sonesta which managed 256 of our hotels. See Note 5 for further information regarding our relationships, agreements and transactions with Sonesta.
Our Manager, RMR LLC. We have two agreements with RMR LLC to provide management services to us. See Note 8 for further information regarding our management agreements with RMR LLC.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

For further information about these and certain other such relationships and certain other related person transactions, refer to our 2020 Annual Report.

Note 10. Income Taxes
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
During the three months ended March 31, 2021, we recognized income tax expense of $853, which includes $100 of foreign taxes and $753 of state taxes. During the three months ended March 31, 2020, we recognized income tax expense of $342 which includes $51 of foreign taxes and $291 of state taxes.
Note 11. Segment Information
We aggregate our hotels and net lease portfolio into two reportable segments, hotel investments and net lease investments, based on their similar operating and economic characteristics.

	For the Three Months Ended March 31, 2021
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$168,953	$—	$—	$168,953
Rental income	496	91,721	—	92,217
Total revenues	169,449	91,721	—	261,170

Expenses:
Hotel operating expenses	214,987	—	—	214,987
Other operating expenses	—	3,417	—	3,417
Depreciation and amortization	68,124	56,244	—	124,368
General and administrative	—	—	12,657	12,657
Loss on asset impairment	—	1,211	—	1,211
Total expenses	283,111	60,872	12,657	356,640

Loss on sale of real estate	—	(9)	—	(9)
Unrealized losses on equity securities	—	—	(6,481)	(6,481)
Interest income	—	—	57	57
Interest expense	—	—	(89,391)	(89,391)
Income (loss) before income taxes and equity in earnings of an investee	(113,662)	30,840	(108,472)	(191,294)
Income tax expense	—	—	(853)	(853)
Equity in losses of an investee	—	—	(2,843)	(2,843)
Net income (loss)	$(113,662)	$30,840	$(112,168)	$(194,990)

	As of March 31, 2021
	Hotels	Net Lease	Corporate	Consolidated
Total assets	$4,832,229	$3,766,306	$915,980	$9,514,515

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

	For the Three Months Ended March 31, 2020
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$383,503	$—	$—	$383,503
Rental income	1,008	99,265	—	100,273
Total revenues	384,511	99,265	—	483,776

Expenses:
Hotel operating expenses	271,148	—	—	271,148
Other operating expenses	—	3,759	—	3,759
Depreciation and amortization	67,669	60,257	—	127,926
General and administrative	—	—	14,024	14,024
Loss on asset impairment	—	16,740	—	16,740
Total expenses	338,817	80,756	14,024	433,597

Gain on sale of real estate	—	(6,911)	—	(6,911)
Unrealized losses on equity securities	—	—	(5,045)	(5,045)
Interest income	147	—	115	262
Interest expense	—	—	(71,075)	(71,075)
Income (loss) before income taxes and equity in earnings of an investee	45,841	11,598	(90,029)	(32,590)
Income tax expense	—	—	(342)	(342)
Equity in losses of an investee	—	—	(718)	(718)
Net income (loss)	$45,841	$11,598	$(91,089)	$(33,650)

	As of December 31, 2020
	Hotels	Net Lease	Corporate	Consolidated
Total assets	$4,846,410	$3,721,418	$119,491	$8,687,319
Note 12. Fair Value of Assets and Liabilities
The table below presents certain of our assets carried at fair value at March 31, 2021, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Recurring Fair Value Measurement Assets:
Investment in TA (Level 1) (1)	$32,143	$32,144	$38,624	$38,624
Non-Recurring Fair Value Measurement Assets:
Assets of properties held for sale (Level 2) (2)	$13,805	$13,805	$13,543	$13,543

(1)As of March 31, 2021 and December 31, 2020, we owned 1,184,797 shares of TA common stock, which are included in other assets in our condensed consolidated balance sheets and reported at fair value based on quoted market prices (Level 1 inputs). Our historical cost basis for these shares was $24,418 as of both March 31, 2021 and December 31, 2020. During the three months ended March 31, 2021 we recorded unrealized losses of $6,481 to adjust the carrying value of our investment in TA shares to their fair values.

(2)As of March 31, 2021, we owned five hotels in four states with an aggregate carrying value of $10,699 and six net lease properties located in four states with an aggregate carrying value of $3,106 classified as held for sale. These properties are recorded at their estimated fair value less costs to sell based on information derived from offers received from prospective buyers of the properties (Level 2 inputs as defined in the fair value hierarchy under GAAP). We recorded a $1,211 loss on asset impairment during the three months ended March 31, 2021 to reduce the carrying value of two of these properties to their estimated fair value less costs to sell. As of December 31, 2020, we owned five hotels in four states with an aggregate carrying value of $10,699 and six net lease properties located in six states with an aggregate carrying value of $2,844 classified as held for sale.

In addition to the assets included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, revolving credit facility and senior notes. At March 31, 2021 and December 31, 2020, the fair values of these additional financial instruments approximated their carrying values in our condensed consolidated balance sheets due to their short-term nature or floating interest rates, except as follows:

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

	March 31, 2021		December 31, 2020
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Senior Unsecured Notes, due 2022 at 5.00%	498,335	509,578	498,032	510,285
Senior Unsecured Notes, due 2023 at 4.50%	499,637	509,858	499,596	505,280
Senior Unsecured Notes, due 2024 at 4.65%	348,801	350,432	348,700	347,893
Senior Unsecured Notes, due 2024 at 4.35%	819,913	821,985	819,546	819,328
Senior Unsecured Notes, due 2025 at 4.50%	347,290	345,725	347,118	346,462
Senior Unsecured Notes, due 2025 at 7.50%	789,590	910,616	789,006	926,404
Senior Unsecured Notes, due 2026 at 5.25%	344,495	354,715	344,212	354,996
Senior Unsecured Notes, due 2026 at 4.75%	446,668	426,434	446,515	448,506
Senior Unsecured Notes, due 2027 at 4.95%	395,594	395,262	395,405	404,328
Senior Unsecured Notes, due 2027 at 5.50%	442,620	474,766	442,370	491,918
Senior Unsecured Notes, due 2028 at 3.95%	392,195	367,578	391,908	388,146
Senior Unsecured Notes, due 2029 at 4.95%	418,300	408,179	418,102	430,064
Senior Unsecured Notes, due 2030 at 4.375%	389,938	366,950	389,656	388,292
Total financial liabilities	$6,133,376	$6,242,078	$6,130,166	$6,361,902
(1)Carrying value includes unamortized discounts and premiums and issuance costs.
At March 31, 2021 and December 31, 2020, we estimated the fair values of our senior notes using an average of the bid and ask price of our then outstanding issuances of senior notes (Level 2 inputs).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2020 Annual Report.
Overview (dollar amounts in thousands, except share amounts and per-room hotel data)
We are a REIT organized under the laws of the State of Maryland. As of March 31, 2021, we owned 1,108 properties in 47 states, the District of Columbia, Canada and Puerto Rico.
Business Environment and Outlook. The lodging industry and other industries in which our managers and tenants operate have been adversely impacted by the COVID-19 global pandemic, along with federal, state and local government mandates intended to contain and mitigate the spread of COVID-19, which continues to have a significant negative impact on our results of operations, financial position and cash flow. Our results of operations and cash flows from our hotels are heavily dependent on our operators’ ability to generate returns to us. Although leisure demand at our hotels has improved through the first quarter of 2021 when compared to 2020 levels, business transient and group demand have been limited and, consistent with trends throughout the U.S. lodging industry, continue to lag in recovery. Although overall lodging activity continues to improve over levels seen since the beginning of the pandemic, and our current expectation is that lodging demand may improve in the second half of 2021 at a more meaningful pace than experienced to date, we expect the recovery in the lodging industry to historical levels may take several years. We cannot predict with certainty when business levels will return to normalized historical levels after the effects of the pandemic subside. We currently expect that the recovery with respect to business transient and group business will be gradual and likely inconsistent. Factors such as public health, availability and effectiveness of COVID-19 vaccines, changes in business practices with regard to travel and the geopolitical environment may impact the timing, extent and pace of such recovery. In addition, consumer confidence and leisure demand will continue to be affected by unemployment, perceptions of the safety of returning to normal activities and broader macroeconomic trends. We believe that our current financial resources and our expectations as to the future performance of the lodging industry and the industries in which our net lease retail tenants operate will enable us to withstand the COVID-19 pandemic and its aftermath despite the operating losses we have realized during the pandemic. For more information and risks relating to the COVID-19 pandemic on us and our business, see Part I, Item 1, “Business—COVID-19 Pandemic” and Part I, Item 1A, “Risk Factors”, of our 2020 Annual Report. Our manager, RMR LLC, has taken various actions in response to the COVID-19 pandemic to address its operating and financial impact on us. In addition, we are continuing to closely monitor the impact of the COVID-19 pandemic on all aspects of our business. For more information regarding these actions and monitoring activities, see our 2020 Annual Report.
Management agreements and leases. At March 31, 2021, we owned 310 hotels operated under seven agreements. We leased 305 of these hotels to our wholly owned TRSs that are managed by hotel operating companies. We have entered an agreement to sell the other five hotels and have leased these properties to the buyer in anticipation of the sale. We own 798 service-oriented properties with 168 tenants subject to “triple net” leases, where the tenants are generally responsible for the payment of operating expenses and capital expenditures. Our condensed consolidated statements of income (loss) include hotel operating revenues and hotel operating expenses from our managed hotels and rental income and other operating expenses from our leased hotels and net lease properties.
During the quarter ended March 31, 2021, we transferred the branding and management of 88 hotels to Sonesta from Marriott. For further information regarding these transfers, see Note 5 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
In January 2021, we received a notice of termination from Hyatt that terminated our Hyatt agreement, effective as of April 8, 2021, as a result of Hyatt’s guaranty being exhausted. On April 7, 2021, we and Hyatt agreed to a short term extension of the termination date to May 22, 2021. We and Hyatt are currently in discussions regarding possible changes to our Hyatt agreement that may result in some or all of the hotels remaining Hyatt managed. However, if such discussions do not result in a mutually acceptable agreement for Hyatt to continue to manage some or all of these hotels, we expect to transition management of those hotels to Sonesta on or about June 1, 2021. For further information on our Hyatt and Sonesta agreements, see Notes 5 and 9 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Hotel Portfolio. As of March 31, 2021, we owned 310 hotels. In the first quarter of 2021, the U.S. hotel industry generally realized decreases in average daily rate, or ADR, revenue per available room, or RevPAR, and occupancy compared to 2020. During the quarter ended March 31, 2021, our 304 comparable hotels that we owned continuously and were open and operating for the entire periods being compared produced aggregate quarter over quarter decreases in ADR and RevPAR and a decline in occupancy. We believe these results are primarily due to the disruption and displacement at certain of our hotels as a result of the COVID-19 pandemic, which began negatively affecting results in March 2020, including significant decreases in business and leisure activity in areas where some of our hotels are located, partially offset by increased demand from first responders, medical personnel and people seeking safe locations for quarantine or to remain socially distanced, particularly in our long-term or extended stay properties.
For the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020 for all our 310 hotels, ADR decreased 29.6% to $88.02, occupancy decreased 16.5 percentage points to 40.1% and RevPAR decreased 50.1% to $35.30.
For the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020 for our 304 comparable hotels that we owned continuously since January 1, 2020, ADR decreased 29.2% to $87.19, occupancy decreased 17.3 percentage points to 40.1% and RevPAR decreased 50.6% to $34.96.
Comparable hotels data. We present RevPAR, ADR and occupancy for the periods presented on a comparable basis to facilitate comparisons between periods. We generally define comparable hotels as those that were owned by us and were open and operating for the entire periods being compared. For the quarters ended March 31, 2021 and 2020, we excluded six hotels from our comparable results. Four were closed for major renovations and two suspended operations as a result of the COVID-19 pandemic during part of the periods presented.
Net Lease Portfolio. As of March 31, 2021, we owned 798 net lease service-oriented retail properties with 13,452,608 square feet leased to 168 tenants subject to “triple net” leases (where the tenants are responsible for payments of operating expenses and capital expenditures) requiring annual minimum rent of $375,811. Our net lease portfolio was 98.5% occupied as of March 31, 2021 with a weighted (by annual minimum rent) lease term of 10.7 years, operating under 130 brands in 21 distinct industries. TA is our largest tenant. As of March 31, 2021, we leased 179 travel centers to TA under five master leases that expire between 2029 and 2035 and require annual minimum rents of $246,110.
Additional details of our hotel operating agreements and our net lease agreements are set forth in Notes 5 and 9 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the tables and notes thereto below.
Acquisitions and Dispositions. During the three months ended March 31, 2021, we acquired a land parcel adjacent to a property we own in Nashville, TN for a purchase price of $7,709, including acquisition related costs.
We sold one net lease property with 2,797 rentable square feet for $375, excluding closing costs, during the three months ended March 31, 2021. In April 2021, we sold one hotel with 146 rooms for $9,753, excluding closing costs, and one net lease property with 32,130 square feet for $1,206, excluding closing costs.
We have entered into an agreement to sell five hotels with an aggregate of 430 rooms in four states and an aggregate carrying value of $10,699 for an aggregate sales price of $22,263, excluding closing costs. We have also entered into agreements to sell two net lease properties with an aggregate of 35,330 square feet and an aggregate carrying value of $1,439 for an aggregate sales price of $1,581, excluding closing costs. We currently expect these sales to be completed by the end of the second quarter of 2021. However, these sales are subject to conditions and we cannot be sure that we will complete these sales or that these sales will not be delayed or the terms will not change.

Results of Operations (dollar amounts in thousands, except share amounts)
Three Months Ended March 31, 2021 compared to the Three Months Ended March 31, 2020

	For the Three Months Ended March 31,
			Increase	% Increase
	2021	2020	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$168,953	$383,503	$(214,550)	(55.9)%
Rental income - hotels	496	1,008	(512)	(50.8)%
Rental income - net lease	91,721	99,265	(7,544)	(7.6)%
Total revenues	261,170	483,776	(222,606)	(46.0)%

Expenses:
Hotel operating expenses	214,987	271,148	(56,161)	(20.7)%
Other operating expenses	3,417	3,759	(342)	(9.1)%
Depreciation and amortization - hotels	68,124	67,669	455	0.7%
Depreciation and amortization - net lease	56,244	60,257	(4,013)	(6.7)%
Total depreciation and amortization	124,368	127,926	(3,558)	(2.8)%
General and administrative	12,657	14,024	(1,367)	(9.7)%
Loss on asset impairment	1,211	16,740	(15,529)	(92.8)%
Total expenses	356,640	433,597	(76,957)	(17.7)%

Other operating income:
Loss on sale of real estate	(9)	(6,911)	6,902	(99.9)%
Unrealized losses on equity securities, net	(6,481)	(5,045)	(1,436)	28.5%
Interest income	57	262	(205)	(78.2)%
Interest expense	(89,391)	(71,075)	(18,316)	25.8%
Loss before income taxes and equity in losses of an investee	(191,294)	(32,590)	(158,704)	487.0%
Income tax expense	(853)	(342)	(511)	149.4%
Equity in losses of an investee	(2,843)	(718)	(2,125)	296.0%
Net loss	$(194,990)	$(33,650)	$(161,340)	479.5%

Weighted average shares outstanding (basic)	164,498	164,370	128	0.1%
Weighted average shares outstanding (diluted)	164,498	164,370	128	0.1%

Net loss per common share (basic and diluted)	$(1.19)	$(0.20)	$(0.99)	495.0%
References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended March 31, 2021, compared to the three months ended March 31, 2020.
Hotel operating revenues. The decrease in hotel operating revenues is a result of decreased revenues at certain of our managed hotels primarily as a result of lower occupancies principally as a result of the COVID-19 pandemic ($202,867), the sale of 18 hotels ($7,564) and renovations at certain of our hotels ($4,119). Additional operating statistics of our hotels are included in the table on page 29.
Rental income - hotels. The decrease in rental income – hotels is primarily the result of the conversion of one hotel from a leased to a managed property and the termination of the lease for 48 vacation units at one hotel during 2020 ($968), partially offset by the conversion of five hotels from managed properties to leased properties in anticipation of sale of the properties ($456).

Rental income - net lease. The decrease in rental income - net lease is primarily the result of the sale of properties ($3,874) and an increase in reserves for uncollectible rents and higher vacancies due to the COVID-19 pandemic ($3,670). We reduced rental income by $1,883 and $1,646 for the 2021 and 2020 periods, respectively, to record scheduled rent changes under certain leases, the deferred rent obligations payable to us under our TA leases and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks on a straight-line basis.
Hotel operating expenses. The decrease in hotel operating expenses is a result of a decrease in occupancy at certain managed hotels primarily driven by the COVID-19 pandemic ($123,601), the sale of eighteen hotels ($6,572) and a decrease in real estate taxes, insurance and other fees ($5,737), partially offset by a decrease in the amount of guarantee and security deposit utilization under certain of our hotel management agreements ($60,114) and hotel manager transition related costs resulting from the rebranding of 88 hotels during the 2021 period ($19,635). Hotel operating expenses were decreased by $10,392 and $70,506 for the utilization of our security deposits and guarantees during the three months ended March 31, 2021 and March 31, 2020, respectively.
Other operating expenses. The decrease in other operating expenses is primarily the result of the sale of certain net lease properties.
Depreciation and amortization - hotels. The increase in depreciation and amortization - hotels is a result of the depreciation and amortization of improvements acquired with funds from our FF&E reserves or directly funded by us since January 1, 2020 ($5,891), partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2020 ($4,218) and our hotel dispositions since January 1, 2020 ($1,218).
Depreciation and amortization - net lease. The decrease in depreciation and amortization - net lease is a result of our net lease dispositions since January 1, 2020 ($3,292) and certain of our depreciable assets becoming fully depreciated since January 1, 2020 ($721).
General and administrative. The decrease in general and administrative costs is primarily due to a decrease in business management fees and professional service expenses in the 2021 period.
Loss on asset impairment. We recorded a $1,211 loss on asset impairment during the three months ended March 31, 2021 to reduce the carrying value of two net lease properties to their estimated fair values and a $16,740 loss on asset impairment during the three months ended March 31, 2020 to reduce the carrying value of two net lease properties to their estimated fair value.
Loss on sale of real estate. We recorded a $9 net loss on sale of real estate during the three months ended March 31, 2021 in connection with the sale of one net lease property and a $6,911 net loss on sale of real estate during the three months ended March 31, 2020 in connection with the sales of six net lease properties.
Unrealized losses on equity securities, net. Unrealized losses on equity securities, net represents the adjustment required to adjust the carrying value of our investment in shares of TA common stock to its fair value as of March 31, 2021 and 2020.
Interest income. The decrease in interest income is due to lower interest rates during the 2021 period.
Interest expense. The increase in interest expense is due to higher average outstanding borrowings and a higher weighted average interest rate in the 2021 period.
Income tax expense. We recognized higher income taxes during the 2021 period primarily due to an increase in the amount of state and foreign sourced income subject to income taxes.
Equity in losses of an investee. Equity in losses of an investee represents our proportionate share of the losses of Sonesta.
Net loss. Our net loss and net loss per common share (basic and diluted) each increased in the 2021 period compared to the 2020 period primarily due to the revenue and expense changes discussed above.

Liquidity and Capital Resources (dollar amounts in thousands, except share amounts)
Our Managers and Tenants
As of March 31, 2021, 305 of our hotels were managed by five hotel operating companies pursuant to six combination portfolio agreements. We have entered into an agreement to sell five of our 310 hotels and have entered into a short term lease of these properties with the buyer in anticipation of the sale. Our 798 net lease properties were leased to 168 tenants as of March 31, 2021. The costs of operating and maintaining our properties are generally paid by the hotel managers as agents for us or by our tenants for their own account. Our hotel managers and tenants derive their funding for property operating expenses and for returns and rents due to us generally from property operating revenues and, to the extent that these parties themselves fund our minimum returns and rents, from their separate resources. As of March 31, 2021, our hotel managers included Sonesta (256 hotels), Hyatt (22 hotels), Radisson (nine hotels), Marriott (17 hotels) and IHG (one hotel). TA is our largest tenant (179 travel centers).
The COVID-19 pandemic has had a material and adverse effect on the lodging and service industries and our hotel managers’ and tenants’ businesses, which may reduce their ability or willingness to pay us our minimum returns and rents, increase the likelihood they will default in paying us returns and rent and reduce the value of those properties. We continue to carefully monitor the developments of the COVID-19 pandemic and its impact on our operators and our other stakeholders.
As of January 1, 2021, Marriott managed 105 of our hotels under agreements we had terminated in 2020 for Marriott’s failure to pay the cumulative shortfall between the payments we had received and 80% of the cumulative priority returns due to us in accordance with the agreement. We transferred the branding and management of 88 Marriott hotels to Sonesta in February 2021 and March 2021. As of March 31, 2021, Marriott managed 17 of our hotels. We sold one of these hotels in April 2021. For further information regarding this sale, see the Notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We are in arbitration proceedings with Marriott regarding, among other things, the timing and characterization of certain payments made to us, including Marriott’s assertion that we are required to refund $19,120 of minimum return advances made to us in 2020, and the validity of the timing of the termination of the Marriott agreements, including an exit hotel agreement which, if not terminated, would require us to sell the 16 hotels encumbered with a Marriott brand. We are also seeking repayment of certain working capital advances we made to Marriott during 2020. We have entered an agreement with Marriott regarding the 16 hotels noted above, pursuant to which we agreed to have these hotels remain Marriott branded hotels until the arbitration is resolved.
In January 2021, we received a notice of termination from Hyatt that terminated our Hyatt agreement, effective as of April 8, 2021, as a result of Hyatt’s guaranty being exhausted. On April 7, 2021, we and Hyatt agreed to a short term extension of the termination date to May 22, 2021. We and Hyatt are currently in discussions regarding possible changes to our Hyatt agreement that may result in some or all of the hotels remaining Hyatt managed. However, if such discussions do not result in a mutually acceptable agreement for Hyatt to continue to manage some or all of these hotels, we expect to transition management of those hotels to Sonesta on or about June 1, 2021.
TA, our largest tenant, is current on all its rent obligations to us as of May 6, 2021. During the three months ended March 31, 2021, we collected 93.1% of rents due to us from our net lease tenants. During April 2021, we collected 97.7% of rents due to us from our net lease tenants. During the three months ended March 31, 2021, we entered into rent deferral agreements for $1,228 of rent with five net lease tenants. As of March 31, 2021, we had $10,605 of deferred rents outstanding related to 45 tenants who represent approximately 2.8% of our annualized rental income of our net lease retail portfolio as of March 31, 2021. Generally, these rent deferrals are payable by the tenants over a 12 to 24 month period. We may receive additional similar requests in the future, and we may determine to grant additional relief in the future, which may vary from the type of relief we have granted to date, and could include more substantial relief, if we determine it prudent or appropriate to do so. In addition, if any of our tenants are unable to continue as going concerns as a result of the current economic conditions or otherwise, we will experience a reduction in rents received and we may be unable to find suitable replacement tenants for an extended period or at all and the terms of our leases with those replacement tenants may not be as favorable to us as the terms of our agreements with our existing tenants. As a result of these uncertainties surrounding the COVID-19 pandemic and the duration and extent of the resulting economic downturn, we are unable to determine what the ultimate impact will be on our tenants and their ability and willingness to pay us rent and any additional impact this pandemic will have on our future cash flows. During the three months ended March 31, 2021 and 2020, we recorded reserves for uncollectible rents of $4,785 and $1,115, respectively, based on our assessment of whether amounts due under certain tenants’ leases are probable of collection. We had reserves for uncollectible rents of $23,051 and $18,230 as of March 31, 2021 and December 31, 2020, respectively.

We define net lease coverage as earnings before interest, taxes, depreciation, amortization and rent, or EBITDAR, divided by the annual minimum rent due to us weighted by the minimum rent of the property to total minimum rents of the net lease portfolio. EBITDAR amounts used to determine rent coverage are generally for the latest twelve month period reported based on the most recent operating information, if any, furnished by the tenant. Operating statements furnished by the tenant often are unaudited and, in certain cases, may not have been prepared in accordance with GAAP and are not independently verified by us. Tenants that do not report operating information are excluded from the coverage calculations. In instances where we do not have financial information for our portion of the measurement period from our tenants, we have calculated an implied EBITDAR for the period using industry benchmark data to more accurately reflect the impact of COVID-19 on our tenants’ operations. We believe using only financial information from the earlier periods could be misleading as it would not reflect the negative impact those tenants experienced as a result of the COVID-19 pandemic. As a result, we believe using this industry benchmark data provides a more accurate estimated representation of recent operating results and coverage for those tenants. Our net lease properties generated coverage of 2.19x and 2.28x as of March 31, 2021 and 2020, respectively.
Our Operating Liquidity and Capital Resources
Our principal sources of funds to meet operating and capital expenses, debt service obligations and distributions to our shareholders are minimum returns and rents from our hotels and net lease portfolio and borrowings under our revolving credit facility. We receive minimum returns and rents from our managers and tenants monthly. We may receive additional returns, percentage rents and our share of the operating profits of our managed hotels after payment of management fees and other deductions, if any, either monthly or quarterly, and these amounts are usually subject to annual reconciliations. We believe we have sufficient liquidity to withstand the current decline in operating cash flow, fund our capital expenditures, pay debt service obligations and make distributions to our shareholders for the next twelve months and for the foreseeable future thereafter. However, our managers and tenants may become further or increasingly unable or unwilling to pay minimum returns and rents to us when due as a result of current economic conditions and, as a result, our revenue, cash flow, and net income could decline. Under the current challenging operating environment posed by the COVID-19 pandemic and the slowdown in U.S. economic activity and lodging demand, we have taken steps to preserve liquidity by drawing down the remaining capacity on our $1,000,000 revolving credit facility, maintaining our quarterly distribution to our shareholders at $0.01 per share, which we expect to continue at that rate for the foreseeable future, subject to applicable REIT tax requirements, by selectively making capital expenditures, and by continuing to work with our hotel operators to reduce hotel operating expenses. We intend to use available cash in the near term predominantly to fund operating losses at our hotels, to pay corporate expenses, including debt service, fund capital expenditures, and to pay distributions to our shareholders. As of March 31, 2021, we were not in compliance with one of our debt covenants necessary to incur additional debt, and as a result, we will not be able to incur additional debt until we meet the required covenant level. We may access equity markets or seek other sources of capital if favorable conditions exist for us in order to enhance our liquidity, reduce debt and to fund cash needs.
The following is a summary of our sources and uses of cash flows for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Cash and cash equivalents and restricted cash at the beginning of the period	$91,456	81,259
Net cash provided by (used in):
Operating activities	(62,724)	$97,016
Investing activities	(68,806)	$(69,614)
Financing activities	919,625	$(8,906)
Cash and cash equivalents and restricted cash at the end of the period	$879,551	$99,755
The change from cash flows provided by operating activities in the 2020 period to cash flows used in operating activities for the three months ended March 31, 2021 is primarily due to lower returns earned from our hotel portfolio and higher interest expense in the 2021 period. The decrease in cash flows used in investing activities in the 2021 period is primarily due to a decrease in real estate disposition activity and lower hotel managers’ purchases with restricted cash in the 2021 period, partially offset by our $25,443 capital contribution to Sonesta in the 2021 period and our receipt of a hotel manager’s deposit of insurance proceeds into restricted cash during the 2020 period. The increase in cash provided by financing activities for the three months ended March 31, 2021 as compared to the prior year period is primarily due to a draw down of the remaining capacity on our $1,000,000 revolving credit facility and lower common share distributions compared to the 2020 period.

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
Our Investment and Financing Liquidity and Capital Resources
Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. We own all the FF&E escrows for our hotels. During the three months ended March 31, 2021, our hotel managers and tenants deposited $447 to these accounts and spent $14,198 from the FF&E reserve escrow accounts to renovate and refurbish our hotels. As of March 31, 2021, there was $5,096 on deposit in these escrow accounts, which was held directly by us and is reflected in our condensed consolidated balance sheets as restricted cash. As a result of the COVID-19 pandemic and the adverse impact on the lodging industry and our properties, we and certain of our hotel operators agreed to temporarily suspend the required contribution to our FF&E reserves under certain of our agreements. As a result, less cash will be available to us to fund future capital improvements and we may be required to provide additional fundings that may have otherwise been available in escrowed FF&E reserves. Such fundings are unlikely to materially increase in the near term above what we currently expect, as reduced occupancies are resulting in less usage and less wear and tear of our properties.
Our hotel operating agreements generally provide that, if necessary, we may provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. During the three months ended March 31, 2021, we funded $28,881 for capital improvements in excess of FF&E reserves available to our hotels. We currently expect to fund $140,000 for capital improvements to certain hotels during the last nine months of 2021 using cash on hand.
Our net lease portfolio leases do not require FF&E escrow deposits. However, tenants under these leases are required to maintain the leased properties, including structural and non-structural components. Tenants under certain of our net lease portfolio leases, including TA, may request that we purchase qualifying capital improvements to the leased facilities in return for minimum rent increases or we may agree to provide allowances for tenant improvements upon execution of new leases or when renewing our existing leases. We funded $156 of capital improvements to properties under these lease provisions during the three months ended March 31, 2021. Tenants are not obligated to request and we are not obligated to purchase any such improvements. As of March 31, 2021, we had $4,114 of unspent leasing-related obligations related to certain net lease tenants.
During the three months ended March 31, 2021, we funded a $25,443 capital contribution to Sonesta related to its acquisition of Red Lion Hotels Corporation using cash on hand.
During the three months ended March 31, 2021, we acquired a parcel of land adjacent to a property we own in Nashville, TN for a purchase price of $7,709 using cash on hand including acquisition related costs of $109.
During the three months ended March 31, 2021, we sold one net lease property with 2,797 square feet for net proceeds of $375, excluding closing costs. In April 2021, we sold one hotel with 146 rooms for $9,753 and one net lease property with 32,130 square feet for net proceeds of $1,206, excluding closing costs. We used the net proceeds from these sales to repay amounts outstanding under our revolving credit facility.
We have entered into an agreement to sell five hotels with an aggregate of 430 rooms in four states and an aggregate carrying value of $10,699 for an aggregate sales price of $22,263, excluding closing costs. We have also entered into agreements to sell two net lease properties with an aggregate of 35,330 square feet and an aggregate carrying value of $1,439 for an aggregate sales price of $1,581, excluding closing costs. We currently expect these sales to be completed by the end of the second quarter of 2021. However, these sales are subject to conditions and we cannot be sure that we will complete these sales or that these sales will not be delayed or that the terms will not change. We expect to use the net sales proceeds from these sales for general business purposes.
During the three months ended March 31, 2021, we declared and paid regular quarterly distributions to common shareholders using cash on hand as follows:

Declaration Date	Record Date	Paid Date	Dividend Per Common Share	Total Distributions
January 14, 2021	January 25, 2021	February 18, 2021	$0.01	$1,648
			$0.01	$1,648
On April 15, 2021, we declared a regular quarterly distribution to common shareholders of record on April 26, 2021 of $0.01 per share, or $1,648. We expect to pay this amount on or about May 20, 2021 using cash on hand.
In order to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $1,000,000 revolving credit facility which is governed by a credit agreement with a syndicate of institutional lenders. The maturity date of our revolving credit facility is July 15, 2022, and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to extend the maturity date of this facility by two additional six-month periods. We are required to pay interest at the rate of LIBOR plus a premium, which was 235 basis points per annum, subject to a LIBOR floor of 0.50% at March 31, 2021, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 30 basis points per annum at March 31, 2021. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, subject to meeting certain financial covenants, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of March 31, 2021, the annual interest rate payable on borrowings under our revolving credit facility was 2.85%. On January 19, 2021, we borrowed $972,793 under our revolving credit facility as a precautionary measure to preserve financial flexibility. As of March 31, 2021, we were fully drawn under our under our $1,000,000 revolving credit facility and remain fully drawn as of May 6, 2021.
We and our lenders amended our credit agreement governing our $1,000,000 revolving credit facility in 2020. Among other things, the amendments waived all of the then existing financial covenants through the Waiver Period. As a result of the amendments, among other things:
•we pledged certain equity interests of subsidiaries owning properties and will provide first mortgage liens on 74 properties owned by certain of the pledged subsidiaries with an undepreciated book value of $1,835,000 as of March 31, 2021 to secure our obligations under the credit agreement;

•we have the ability to fund up to $250,000 of capital expenditures per year and up to $50,000 of certain other investments per year as defined in the credit agreement;

•we agreed to certain covenants and restrictions on distributions to common shareholders, share repurchases, incurring indebtedness, and acquiring real property (in each case subject to various exceptions);

•we agreed to maintain minimum liquidity of $125,000;

•we are generally required to apply the net cash proceeds from the disposition of assets, capital markets transactions and debt refinancings to repay outstanding amounts under the credit agreement, and then to other debt maturities; and

•we may not, during the Waiver Period and until we demonstrate compliance with certain covenants, utilize the feature in our credit agreement pursuant to which maximum aggregate borrowings may be increased to up to $2,300,000 on a combined basis in certain circumstances.

Our term debt maturities (other than our revolving credit facility) as of March 31, 2021 were as follows:

Year	Maturity
2021	$—
2022	500,000
2023	500,000
2024	1,175,000
2025	1,150,000
2026	800,000
2027	850,000
2028	400,000
2029	425,000
2030	400,000
$6,200,000
None of our unsecured debt obligations require principal or sinking fund payments prior to their maturity dates.
We currently expect to use cash on hand, the cash flows from our operations, borrowings under our revolving credit facility (when available), net proceeds from any asset sales and net proceeds of offerings of equity or debt securities, as allowed by our existing credit agreement, to fund our operations, capital expenditures, future debt maturities, distributions to our shareholders and other general business purposes.
When significant amounts are outstanding for an extended period of time under our revolving credit facility, or the maturities of our indebtedness approach, we currently expect to explore refinancing alternatives. Such alternatives may include incurring additional debt when permitted under our debt agreements, issuing new equity securities and the sale of properties. We have an effective shelf registration statement that allows us to issue public securities on an expedited basis, but it does not assure that there will be buyers for such securities. We may also seek to participate in joint ventures or other arrangements that may provide us additional sources of financing. Although we have not historically done so, we may also assume mortgage debt on properties we may acquire or obtain mortgage financing on our existing properties.
While we believe we will generally have access to various types of financings, including debt or equity, to fund our future acquisitions and to pay our debts and other obligations, we cannot be sure that we will be able to complete any debt or equity offerings or other types of financings or that our cost of any future public or private financings will not increase. Also, as noted above, we are limited in our ability to incur additional debt pursuant to our debt agreements and are not permitted under our debt agreements to incur any debt while below the 1.5x debt service coverage ratio requirement under our public debt covenants as described below.
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
Off Balance Sheet Arrangements
As of March 31, 2021, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants
Our debt obligations at March 31, 2021 consisted of outstanding borrowings under our $1,000,000 revolving credit facility and $6,200,000 of publicly issued term debt. Our publicly issued term debt is governed by our indentures and related supplements. These indentures and related supplements and our credit agreement contain covenants that generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, and require us to maintain various financial ratios and our credit agreement currently restricts our ability to make certain investments and limits our distributions under certain circumstances. Our credit agreement and our unsecured senior notes, indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business manager. As of March 31, 2021, we believe we were in compliance with all of the covenants under our indentures and their supplements and our credit agreement, subject to the waivers and except as noted above and below.
Senior Notes Indenture Covenants
The following table summarizes the results of the financial tests required by the indentures and related supplements for our senior unsecured notes as of March 31, 2021:

	Actual Results	Covenant Requirement
Total debt / adjusted total assets	55.4%	Maximum of 60%
Secured debt / adjusted total assets	7.7%	Maximum of 40%
Consolidated income available for debt service / debt service	1.12x	Minimum of 1.50x
Total unencumbered assets / unsecured debt	179.6%	Minimum 150%
The above consolidated income available for debt service to debt service ratio as of March 31, 2021 is based on results for the first quarter of 2021 and second, third and fourth quarters of 2020. This ratio was 2.85x as of June 30, 2020, 2.05x as of September 30, 2020, 1.56x as of December 31, 2020, and 1.12x as of March 31, 2021, which is below the required level. We are not permitted under our debt agreements to incur additional debt while we remain below the required covenant level.
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
Supplemental Guarantor Information
Our $800,000 of 7.50% unsecured senior notes due 2025, or the 2025 Notes, and our $450,000 of 5.5% unsecured senior notes due 2027, or the 2027 Notes, are fully and unconditionally guaranteed, on a joint and several basis and on a senior unsecured basis, by all of our subsidiaries, except for certain excluded subsidiaries, including our foreign subsidiaries and our subsidiaries pledged under our credit agreement. The notes and the guarantees will be effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness, respectively, to the extent of the value of the collateral securing such secured indebtedness, and will be structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. Our remaining $4,950,000 of senior unsecured notes do not have the benefit of any guarantees.
A subsidiary guarantor's guarantee of the 2025 Notes and 2027 Notes and all other obligations of such subsidiary guarantor under the indentures governing the notes will automatically terminate and such subsidiary guarantor will automatically be released from all of its obligations under such subsidiary guarantee and such indenture under certain circumstances, including on or after the date on which (a) the notes have received a rating equal to or higher than Baa2 (or the equivalent) by Moody’s Investors Service, or Moody’s, or BBB (or the equivalent) by Standard & Poor’s, or S&P, or if Moody’s or S&P ceases to rate the notes for reasons outside of our control, the equivalent investment grade rating from any other rating agency and (b) no default or event of default has occurred and is continuing under the indenture. Our non-guarantor subsidiaries are separate and distinct legal entities and will have no obligation, contingent or otherwise, to pay any amounts due on these notes or the guarantees, or to make any funds available therefor, whether by dividend, distribution, loan or other payments. The rights of holders of these notes to benefit from any of the assets of our non-guarantor subsidiaries are subject to the prior satisfaction of claims of those subsidiaries' creditors and any preferred equity holders. As a result, these notes and the related guarantees will be structurally subordinated to all indebtedness, guarantees and other liabilities of our subsidiaries that do not guarantee these notes, including guarantees of or pledges under other indebtedness of ours, payment obligations under lease agreements, trade payables and preferred equity.
The following table presents summarized financial information for us and the subsidiary guarantors, on a combined basis after elimination of (i) intercompany transactions and balances among us and the subsidiary guarantors and (ii) equity in earnings from, and any investments in, any of our non-guarantor subsidiaries:

	As of March 31, 2021	As of December 31, 2020
Real estate properties, net(1)	$5,827,892	$5,871,790
Intercompany balances(2)	196,267	800,198
Other assets, net	1,624,660	677,408

Indebtedness, net	$7,133,376	$6,208,590
Other liabilities	372,857	341,907

Three Months Ended March 31, 2021
Revenues	$210,722
Expenses	400,391
Net income (loss)	(189,670)
(1)Real estate properties, net as of March 31, 2021 includes $209,449 of properties owned directly by us and not included in the assets of the subsidiary guarantors.
(2)Intercompany balances represent receivables from non-guarantor subsidiaries.
Management Agreements, Leases and Operating Statistics (dollar amounts in thousands, except hotel statistics)
As of March 31, 2021, we owned and managed a diverse portfolio of hotels and net lease properties across the United States and in Puerto Rico and Canada with 142 brands across 22 industries.
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

Comparable Hotels			No. of Rooms or Suites	Occupancy			ADR			RevPAR
	Service Level	No. of Hotels		Three months ended March 31,			Three months ended March 31,			Three months ended March 31,
Brand				2021	2020	Change	2021	2020	Change	2021	2020	Change
Sonesta (1)	Full Service	24	7,821	31.5%	58.3%	(26.8) pts	$106.61	$136.32	(21.8)%	$33.58	$79.47	(57.7)%
Royal Sonesta (1)	Full Service	14	4,529	20.8%	54.5%	(33.7) pts	143.29	190.25	(24.7)%	29.80	103.69	(71.3)%
Radisson Hotel	Full Service	5	1,149	38.0%	57.7%	(19.7) pts	90.60	130.51	(30.6)%	34.43	75.30	(54.3)%
Crowne Plaza	Full Service	1	495	36.0%	46.8%	(10.8) pts	93.92	145.17	(35.3)%	33.81	67.94	(50.2)%
Radisson Blu	Full Service	2	264	35.7%	54.8%	(19.1) pts	80.34	120.92	(33.6)%	28.68	66.26	(56.7)%
Country Inn and Suites	Full Service	1	360	14.6%	54.8%	(40.2) pts	82.07	119.40	(31.3)%	11.98	65.43	(81.7)%
Full Service Total/Average		47	14,618	28.5%	56.5%	(28.0) pts	111.78	151.39	(26.2)%	31.86	85.54	(62.8)%
Sonesta Select (1)	Select Service	58	8,271	23.8%	51.0%	(27.2) pts	86.46	134.69	(35.8)%	20.58	68.69	(70.0)%
Hyatt Place	Select Service	22	2,724	46.6%	59.5%	(12.9) pts	82.41	106.95	(22.9)%	38.40	63.64	(39.7)%
Courtyard	Select Service	14	1,959	40.9%	45.1%	(4.2) pts	92.51	112.78	(18.0)%	37.84	50.86	(25.6)%
Select Service Total/Average		94	12,954	31.2%	51.9%	(20.7) pts	86.39	125.12	(31.0)%	26.95	64.94	(58.5)%
Simply Suites (1)	Extended Stay	92	11,472	54.1%	58.2%	(4.1) pts	88.52	121.63	(27.2)%	47.89	70.79	(32.3)%
Sonesta ES Suites (1)	Extended Stay	63	7,796	55.1%	66.7%	(11.6) pts	63.79	81.46	(21.7)%	35.15	54.33	(35.3)%
Residence Inn	Extended Stay	3	342	43.7%	50.2%	(6.5) pts	96.74	111.15	(13.0)%	42.28	55.80	(24.2)%
Other (2)	Extended Stay	5	430	60.8%	66.5%	(5.7) pts	55.85	71.75	(22.2)%	33.96	47.71	(28.8)%
Extended Stay Total/Average		163	20,040	54.4%	61.6%	(7.2) pts	78.09	103.38	(24.5)%	42.48	63.68	(33.3)%
Comparable Hotels Total/Average		304	47,612	40.1%	57.4%	(17.3) pts	$87.19	$123.22	(29.2)%	$34.96	$70.73	(50.6)%

All Hotels			No. of Rooms or Suites	Occupancy				ADR			RevPAR
	Service Level	No. of Hotels		Three months ended March 31,				Three months ended March 31,			Three months ended March 31,
Brand				2021	2020		Change	2021	2020	Change	2021	2020	Change
Sonesta (1)	Full Service	25	8,040	31.2%	58.2%	(27.0)	pts	$106.61	$136.43	(21.9)%	$33.26	$79.40	(58.1)%
Royal Sonesta (1)	Full Service	16	5,303	22.7%	51.1%		(28.4) pts	153.25	203.56	(24.7)%	34.79	104.02	(66.6)%
Radisson Hotel	Full Service	5	1,149	38.0%	57.7%		(19.7) pts	90.60	130.51	(30.6)%	34.43	75.30	(54.3)%
Crowne Plaza	Full Service	1	495	36.0%	46.8%		(10.8) pts	93.92	145.17	(35.3)%	33.81	67.94	(50.2)%
Country Inn and Suites	Full Service	3	430	30.2%	41.3%		(11.1) pts	79.75	114.89	(30.6)%	24.08	47.45	(49.2)%
Radisson Blu	Full Service	1	360	14.6%	54.8%		(40.2) pts	82.07	119.40	(31.3)%	11.98	65.43	(81.7)%
Full Service Total/Average		51	15,777	28.7%	54.8%		(26.1) pts	115.34	156.09	(26.1)%	33.10	85.54	(61.3)%
Sonesta Select (1)	Select Service	58	8,271	23.8%	51.0%		(27.2) pts	86.46	134.69	(35.8)%	20.58	68.69	(70.0)%
Hyatt Place	Select Service	22	2,724	46.6%	59.5%		(12.9) pts	82.41	106.95	(22.9)%	38.40	63.64	(39.7)%
Courtyard	Select Service	14	1,959	40.9%	45.1%		(4.2) pts	92.51	112.78	(18.0)%	37.84	50.86	(25.6)%
Select Service Total/Average		94	12,954	31.2%	51.9%		(20.7) pts	86.39	125.12	(31.0)%	26.95	64.94	(58.5)%
Simply Suites (1)	Extended Stay	92	11,472	54.1%	58.2%		(4.1) pts	88.52	121.63	(27.2)%	47.89	70.79	(32.3)%
Sonesta ES Suites (1)	Extended Stay	65	8,040	55.2%	65.0%		(9.8) pts	63.42	81.40	(22.1)%	35.01	52.91	(33.8)%
Residence Inn	Extended Stay	3	342	43.7%	50.2%		(6.5) pts	96.74	111.15	(13.0)%	42.28	55.80	(24.2)%
Other (2)	Extended Stay	5	430	60.8%	66.5%		(5.7) pts	55.85	71.75	(22.2)%	33.96	47.71	(28.8)%
Extended Stay Total/Average		165	20,284	54.5%	61.0%		(6.5) pts	77.76	103.31	(24.7)%	42.38	63.02	(32.8)%
All Hotels Total/Average		310	49,015	40.1%	56.6%		(16.5) pts	$88.02	$125.06	(29.6)%	$35.30	$70.78	(50.1)%
(1)Includes operator data for periods prior to when certain hotels were managed by Sonesta.
(2)We have entered into an agreement to sell five hotels and we have entered into a short term lease of these properties with the buyer in anticipation of the sale.

Net Lease Portfolio
As of March 31, 2021, our net lease properties were 98.5% occupied and we had 30 properties available for lease. During the three months ended March 31, 2021, we entered into lease renewals for 170,327 rentable square feet at weighted (by rentable square feet) average rents that were 4.1% below prior rents for the same space. The weighted (by rentable square feet) average lease term for these leases was 5.8 years. Also during the three months ended March 31, 2021, we entered into new leases for an aggregate of 1,775 rentable square feet at weighted (by rentable square feet) average rents that were 5.2% below prior rents for the same space. The weighted (by rentable square feet) average lease term for these leases was 6.0 years.
As of March 31, 2021, our net lease tenants operated across more than 130 brands. The following table identifies the top ten brands based on investment.

	Brand	No. of Buildings	Investment (1) (3)	Percent of Total Investment (3)	Annualized Minimum Rent (2) (3)	Percent of Total Annualized Minimum Rent (2) (3)	Coverage (4)

1.	TravelCenters of America	134	$2,289,189	44.3%	$168,012	44.7%	2.01	x
2.	Petro Stopping Centers	45	1,021,226	19.8%	78,099	20.8%	1.65	x
3.	AMC Theatres	11	102,580	2.0%	8,637	2.3%	(0.03)	x
4.	The Great Escape	14	98,242	1.9%	7,140	1.9%	2.02	x
5.	Lifetime Fitness	3	92,617	1.8%	5,770	1.5%	1.52	x
6.	Buehler's Fresh Foods	5	76,536	1.5%	5,657	1.5%	4.79	x
7.	Heartland Dental	59	61,120	1.2%	4,493	1.2%	3.38	x
8.	Norms	10	53,673	1.0%	3,169	0.8%	0.47	x
9.	Express Oil Change	23	49,724	1.0%	3,379	0.9%	4.14	x
10.	Pizza Hut	44	49,525	1.0%	3,522	0.9%	1.61	x
11.	Other (5)	450	1,269,597	24.5%	87,933	23.5%	3.07	x
	Total	798	$5,164,029	100.0%	$375,811	100.0%	2.19	x
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
(3)As of March 31, 2021, we have six net lease properties with a carrying value of $3,106 and annual minimum rent of $240 classified as held for sale.
(4)See page 24 for our definition of coverage.
(5)Other includes 120 distinct brands with an average investment of $10,746 and average annual minimum rent of $733.

As of March 31, 2021, our top 10 net lease tenants based on annualized minimum rent are listed below.

	Tenant	Brand Affiliation	No. of Buildings	Investment (1) (2)	Percent of Total Investment	Annualized Minimum Rent (2) (3)	Percent of Total Annualized Minimum Rent (2) (3)	Coverage (4)

1.	TravelCenters of America	TravelCenters of America/ Petro Shopping Centers	179	$3,310,415	64.1%	$246,110	65.5%	1.90x	(5) (6)
2.	American Multi-Cinema, Inc.	AMC Theatres	11	102,580	2.0%	8,637	2.3%	-0.03x
3.	Universal Pool Co., Inc.	The Great Escape	14	98,242	1.9%	7,140	1.9%	2.02x	(5)
4.	Healthy Way of Life II, LLC	Life Time Fitness	3	92,617	1.8%	5,770	1.5%	1.52x	(5)
5.	Styx Acquisition, LLC	Buehler's Fresh Foods	5	76,536	1.5%	5,657	1.5%	4.79x
6.	Professional Resource Development, Inc.	Heartland Dental	59	61,120	1.2%	4,493	1.2%	3.38x
7.	Express Oil Change, L.L.C.	Express Oil Change	23	49,724	1.0%	3,379	0.9%	4.14x
8.	Regal Cinemas, Inc.	Regal Cinemas	6	44,476	0.9%	3,854	1.0%	0.01x
9.	Pilot Travel Centers LLC	Flying J Travel Plaza	3	41,681	0.8%	3,183	0.8%	4.18x
10.	Automotive Remarketing Group, Inc.	Automotive Remarketing Group	6	34,314	0.7%	3,216	0.9%	8.08x
	Subtotal, top 10		309	3,911,705	75.9%	291,439	77.5%	2.01x
11.	Other (7)	Various	489	1,252,324	24.1%	84,372	22.5%	2.81x
	Total		798	$5,164,029	100.0%	$375,811	100.0%	2.19x
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
(3)As of March 31, 2021, we have six net lease properties with an aggregate carrying value of $3,106 and annual minimum rent of $240 classified as held for sale.
(4)See page 24 for our definition of coverage.
(5)Leases subject to full or partial corporate guarantee.
(6)TA is our largest tenant. We lease 179 travel centers (134 under the TravelCenters of America brand and 45 under the Petro Stopping Centers brand) to a subsidiary of TA under five master leases that expire in 2029, 2031, 2032, 2033 and 2035, respectively. TA has two renewal options for 15 years each for all of the travel centers. In addition to the payment of our minimum rent, the TA leases provide for payment to us of percentage rent based on increases in total non-fuel revenues over base levels (3.5% of non-fuel revenues above applicable base years). TA's remaining deferred rent obligation of $35,228 is being paid in quarterly installments of $4,404 through January 31, 2023.
(7)Other includes 158 tenants with an average investment of $7,926 and average annual minimum rent of $534.

As of March 31, 2021, our net lease tenants operated across 21 distinct industries within the service-oriented retail sector of the U.S. economy.

Industry	No. of Buildings	Investment (1) (2)	Percent of Total Investment	Annualized Minimum Rent (2) (3)	Percent of Total Annualized Minimum Rent	Coverage (4)

Travel Centers	182	$3,352,096	64.9%	$249,293	66.3%	1.93x	(5)
Restaurants-Quick Service	230	305,949	5.9%	20,662	5.5%	2.67x
Restaurants-Casual Dining	59	213,689	4.1%	13,189	3.5%	1.15x
Movie Theaters	22	190,725	3.7%	15,091	4.0%	0.01x
Health and Fitness	14	189,215	3.7%	11,844	3.2%	1.24x
Grocery Stores	19	129,219	2.5%	9,123	2.4%	4.69x
Home Goods and Leisure	21	127,379	2.5%	10,107	2.7%	2.02x
Medical, Dental Office	70	116,678	2.3%	9,014	2.4%	3.54x
Automotive Equipment & Services	64	102,384	2.0%	7,114	1.9%	3.28x
Automotive Dealers	9	64,756	1.3%	5,354	1.4%	7.12x
Entertainment	4	61,436	1.2%	4,265	1.1%	0.20x
General Merchandise Stores	5	56,321	1.1%	3,833	1.0%	3.42x
Educational Services	9	55,647	1.0%	4,303	1.1%	1.58x
Building Materials	26	28,987	0.5%	2,447	0.7%	6.74x
Car Washes	5	28,658	0.6%	2,086	0.6%	4.90x
Miscellaneous Manufacturing	6	26,984	0.5%	1,825	0.5%	13.53x
Drug Stores and Pharmacies	8	23,970	0.5%	1,576	0.4%	1.88x
Sporting Goods	2	14,220	0.3%	926	0.2%	4.39x
Other	5	11,837	0.2%	2,549	0.8%	2.68x
Legal Services	5	11,362	0.1%	1,024	0.3%	2.06x
Dollar Stores	3	2,971	0.1%	186	—%	3.67x
Vacant	30	49,546	1.0%	—	—%	n/a
Total	798	$5,164,029	100.0%	$375,811	100.0%	2.19x
(1)Represents historical cost of our net lease properties plus capital improvements funded by us less impairment write-downs, if any.
(2)As of March 31, 2021, we have six net lease properties with an aggregate carrying value of $3,106 and annual minimum rent of $240 classified as held for sale.
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
(4)See page 24 for our definition of coverage.
(5)Leases subject to full or partial corporate guarantee.

As of March 31, 2021, lease expirations at our net lease properties by year are as follows.

Year(1)	Square Feet	Annualized Minimum Rent Expiring (2)	Percent of Total Annualized Minimum Rent Expiring	Cumulative % of Total Minimum Rent Expiring

2021	319,951	3,305	0.9%	0.9%
2022	317,105	4,428	1.2%	2.1%
2023	320,423	3,978	1.1%	3.2%
2024	787,547	11,602	3.1%	6.3%
2025	434,424	8,986	2.4%	8.7%
2026	901,606	10,244	2.7%	11.4%
2027	1,042,655	14,423	3.8%	15.2%
2028	553,330	9,611	2.6%	17.8%
2029	1,321,924	47,705	12.7%	30.5%
2030	209,200	5,185	1.4%	31.9%
2031	1,472,458	50,121	13.3%	45.2%
2032	1,233,445	52,069	13.9%	59.1%
2033	1,107,227	53,382	14.2%	73.3%
2034	134,640	4,523	1.2%	74.5%
2035	2,577,853	84,235	22.4%	96.9%
2036	320,792	5,385	1.4%	98.3%
2037	—	—	0.0%	98.3%
2038	10,183	416	0.1%	98.4%
2039	185,437	6,061	1.6%	100.0%
2040	1,739	152	0.0%	100.0%
Total	13,251,939	$375,811	100%
(1)The year of lease expiration is pursuant to contract terms.
(2)As of March 31, 2021, we have six net lease properties with an annual minimum rent of $240 classified as held for sale.
As of March 31, 2021, shown below is the list of our top ten states based on annualized minimum rent where our net lease properties were located. No other state represents more than 3% of our net lease annual minimum rents.

State	Square Feet	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent

Texas	1,205,393	$32,318	8.6%
Ohio	1,302,273	26,392	7.0%
Illinois	1,019,885	26,072	6.9%
California	399,045	23,393	6.2%
Georgia	597,248	20,440	5.4%
Arizona	476,651	17,565	4.7%
Indiana	637,239	16,976	4.5%
Pennsylvania	529,444	16,566	4.4%
Florida	538,130	16,085	4.3%
Nevada	190,262	9,618	2.6%
Other	6,557,038	170,386	45.4%
	13,452,608	$375,811	100.0%
Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc., TA and Sonesta and others related to them. For further information about these and other such relationships and related person transactions, see Notes 5, 8 and 9 to our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2020 Annual Report, our definitive Proxy Statement for our 2021 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission, or SEC. In addition, see the section captioned “Risk Factors” in our 2020 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.

Non-GAAP Financial Measures
We present certain “non-GAAP financial measures” within the meaning of the applicable SEC rules, including funds from operations, or FFO, and normalized funds from operations, or Normalized FFO. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income (loss) as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income (loss) as presented in our condensed consolidated statements of income (loss). We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income (loss). We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, they may facilitate a comparison of our operating performance between periods and with other REITs.
Funds From Operations and Normalized Funds From Operations
We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, which is net income (loss), calculated in accordance with GAAP, excluding any gain or loss on sale of properties and loss on impairment of real estate assets, if any, plus real estate depreciation and amortization, less any unrealized gains and losses on equity securities, as well as adjustments to reflect our share of FFO attributable to an investee and certain other adjustments currently not applicable to us. In calculating Normalized FFO, we adjust for the items shown below. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to satisfy our REIT distribution requirements, limitations in our credit agreement and public debt covenants, the availability to us of debt and equity capital, our distribution rate as a percentage of the trading price of our common shares, or dividend yield, and to the dividend yield of other REITs, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. Other real estate companies and REITs may calculate FFO and Normalized FFO differently than we do.

Our calculations of FFO and Normalized FFO for the three months ended March 31, 2021 and 2020 and reconciliations of net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to those amounts appear in the following table (amounts in thousands, except per share amounts).

		For the Three Months Ended March 31,
		2021	2020
Net loss		$(194,990)	$(33,650)
Add (Less):	Depreciation and amortization expense	124,368	127,926
	Loss on asset impairment (1)	1,211	16,740
	Loss on sale of real estate (2)	9	6,911
	Unrealized (gains) and losses on equity securities, net (3)	6,481	5,045
	Adjustments to reflect our share of FFO attributable to an investee (4)	465	112
FFO		(62,456)	123,084
Add (less):	Adjustments to reflect our share of Normalized FFO attributable to an investee (4)	825
	Hotel manager transition related costs (5)	19,635
Normalized FFO		$(41,996)	$123,084

	Weighted average shares outstanding (basic)	164,498	164,370
	Weighted average shares outstanding (diluted) (6)	164,498	164,370

Basic and diluted per common share amounts:
	Net loss	$(1.19)	$(0.20)
	FFO	$(0.38)	$0.75
	Normalized FFO	$(0.26)	$0.75
	Distributions declared per share	$0.01	$0.54
(1)We recorded a $1,211 loss on asset impairment during the three months ended March 31, 2021 to reduce the carrying value of two net lease properties to their estimated fair value. We recorded a $16,740 loss on asset impairment during the three months ended March 31, 2020 to reduce the carrying value of two net lease properties to their estimated fair value less costs to sell and two hotels to their estimated fair value.
(2)We recorded a $9 net loss on sale of one net lease property during the three months ended March 31, 2021. We recorded a $6,911 loss on sale of real estate during the three months ended March 31, 2020 in connection with the sales of six net lease properties.
(3)Unrealized gains (losses) on equity securities, net represents the adjustment required to adjust the carrying value of our investment in shares of TA common stock to its fair value.
(4)Represents adjustments to reflect our proportionate share of FFO and normalized FFO related to our equity investment in Sonesta.
(5)Hotel operating expenses for the three months ended March 31, 2021 and December 31, 2020 includes $19,635 of hotel manager transition related costs resulting from the rebranding of 88 hotels during the period.
(6)Represents weighted average common shares adjusted to reflect the potential dilution of unvested share awards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands, except per share amounts)
We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates has not materially changed since December 31, 2020. Other than as described below, we do not currently foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.
Fixed Rate Debt
At March 31, 2021, our outstanding publicly tradable debt consisted of 13 issues of fixed rate, senior notes:

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

No principal repayments are due under these notes until maturity. Because these notes require interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are one percentage point higher than the rates shown above, our per annum interest cost would increase by approximately $62,000. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at March 31, 2021 and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point change in interest rates would change the fair value of those debt obligations by approximately $240,221.

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

Floating Rate Debt
At March 31, 2021, our floating rate debt consisted of $1,000,000 outstanding under our $1,000,000 revolving credit facility. The maturity date of our revolving credit facility is July 15, 2022, and, subject to our meeting certain conditions, including our payment of an extension fee, we have an option to extend the stated maturity date of the facility by two additional six month periods. No principal repayments are required under our revolving credit facility prior to maturity and repayments may be made and redrawn subject to conditions at any time without penalty. Borrowings under our revolving credit facility are in U.S. dollars and require annual interest to be paid at the rate of LIBOR plus premiums that are subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR and to changes in our credit ratings. In addition, upon renewal or refinancing of our revolving credit facility, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of this floating rate debt but would affect our operating results.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of March 31, 2021:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact (2)
At March 31, 2021	2.85%	$1,000,000	$28,500	$0.01
One percentage point increase	3.85%	$1,000,000	$38,500	$0.02
(1)Weighted average based on the interest rates and the outstanding borrowings as of March 31, 2021.
(2)Based on diluted weighted average common shares outstanding for the three months ended March 31, 2021.
The foregoing table shows the impact of an immediate change in floating interest rates as of March 31, 2021. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts under our revolving credit facility or other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.
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
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Warning Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Whenever we use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “will,” “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including:
•The duration and severity of the economic downturn resulting from the COVID-19 pandemic and its impact on us and our managers and tenants, and our and their ability to operate throughout the pandemic and its aftermath,
•Our expectation about the ability of Sonesta to operate the hotels that have been or may be transferred and rebranded to it,
•The likelihood and extent to which our managers and tenants will pay the contractual amounts of returns, rents or other obligations due to us,
•Our ability to maintain sufficient liquidity during the duration of the COVID-19 pandemic and resulting economic downturn,
•Potential defaults on, or non-renewal of, leases by our tenants,
•     Decreased rental rates or increased vacancies,
•     Our sales and acquisitions of properties,
•     Our policies and plans regarding investments, financings and dispositions,
•     Our ability to pay interest on and principal of our debt,
•Our ability to pay distributions to our shareholders and to sustain the amount of such distributions,
•     Our ability to raise or appropriately balance the use of debt or equity capital,
•     Our intent to make improvements to certain of our properties,
•     Our ability to engage and retain qualified managers and tenants for our hotels and net lease properties on satisfactory terms,
•     Our ability to diversify our sources of rents and returns that improve the security of our cash flows,
•     The future availability of borrowings under our revolving credit facility,
•     Our credit ratings,
•     Our expectation that we benefit from our relationships with RMR LLC, Sonesta and TA,
•     Our qualification for taxation as a REIT,
•     Changes in federal or state tax laws, and
•     Other matters.

Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, FFO, Normalized FFO, cash flows, liquidity and prospects include, but are not limited to:
•The impact of conditions in the economy, including the COVID-19 pandemic and the resulting economic downturn, and the capital markets on us and our managers and tenants,
•Competition within the real estate, hotel, transportation and travel center and other industries in which our managers and tenants operate, particularly in those markets in which our properties are located,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,
•Acts of terrorism, outbreaks of pandemics, including the COVID-19 pandemic, or other man-made or natural disasters beyond our control, and
•Actual and potential conflicts of interest with our related parties, including our Managing Trustees, TA, Sonesta, RMR LLC and others affiliated with them.
For example:
•Our ability to make future distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our future earnings, the capital costs we incur to acquire and maintain our properties and our working capital requirements. We may be unable to pay our debt obligations or to increase or maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,
•Sonesta operated 256 of our 310 hotels as of March 31, 2021. We are currently negotiating with Hyatt its possible continued management of 22 of our hotels. If we do not reach an agreement with Hyatt, we expect that some or all of these hotels may transition to Sonesta management in June 2021. Transitioning hotels to another operator is disruptive to the hotels’ operations and requires significant capital investments. If Sonesta were to fail to provide quality services and amenities or to maintain a quality brand, our income from these properties may be adversely affected. There can be no assurance that Sonesta can operate the hotels as effectively or for returns at levels that could otherwise be achieved by other large well known hotel companies. Further, if we were required to replace Sonesta, we could experience significant disruptions in operations at the applicable properties, which could reduce our income and cash flows from, and the value of, those properties. We have no guarantee or security deposit under our Sonesta agreement. Accordingly, the returns we receive from our hotels managed under our Sonesta agreement are dependent upon the financial results of those hotel operations and we may continue to receive amounts from Sonesta that are less than the contractual minimum returns stated in our Sonesta agreement or we may be requested to fund operating losses for our Sonesta hotels. Further, we own an approximately 34% ownership interest in Sonesta. If Sonesta experiences losses, or requires additional capital, Sonesta may request we fund our share through the contribution of additional capital,

•We cannot be sure of the future financial performance of our properties, or regarding our managers’, tenants’ or guarantors’ future actions or their abilities or willingness to pay contracted amounts owed to us. If other operators or guarantors do not honor their obligations, we may seek to terminate our arrangements with them or other actions to enforce our rights,
•Recent improvements in leisure travel may not be sustained, may stall or could decline,
•If general economic activity in the country declines, the operating results of certain of our properties may decline, the financial results of our managers and our tenants may suffer and these managers and tenants may be unable to pay our returns or rents. Also, depressed operating results from our properties for extended periods may result in the operators of some or all of our properties becoming unable or unwilling to meet their obligations,

•Hotel and other competitive forms of temporary lodging supply have been increasing and may affect our hotel operators’ ability to grow ADR and occupancy, and ADR and occupancy could decline due to increased competition which may cause our hotel operators to become unable to pay our returns or rents,
•If the current level of commercial activity in the country declines, including as a result of the current economic downturn, if the price of diesel fuel increases significantly, if fuel conservation measures are increased, if freight business is directed away from trucking, if TA is unable to effectively compete or operate its business, if fuel efficiencies, the use of alternative fuels or transportation technologies reduce the demand for products and services TA sells or for various other reasons, TA may become unable to pay current and deferred rents due to us,
•Our ability to grow our business and increase our distributions depends in large part upon our ability to buy properties that generate returns or can be leased for rents which exceed our operating and capital costs. We may be unable to identify properties that we want to acquire and we may fail to reach agreement with the sellers and complete the purchases of any properties we do want to acquire. In addition, any properties we may acquire may not generate returns or rents which exceed our operating and capital costs,
•We believe that our portfolio agreements include diverse groups of properties and that this diversity may improve operating results that might be realized from a more concentrated group of properties. However, our operator concentration with respect to our hotel operations has recently increased as a result of our transitioning of a majority of our hotels to Sonesta management, and our travel center properties continue to be concentrated with TA. As a result, our operating results may not improve,
•Current market conditions may cause the process of selling properties to continue to take longer than previously expected. We may not complete the sales of any properties we currently plan to sell, and we may determine to sell fewer properties. Also, we may sell assets at prices that are less than we expect and less than their carrying values and we may incur losses on these sales or with respect to these assets,
•Contingencies in our pending sale agreements may not be satisfied and any expected sales and any related management or lease arrangements we expect to enter may not occur, may be delayed or the terms of such transactions or arrangements may change,
•As of May 6, 2021, we had approximately $897.6 million of cash or cash equivalents. This statement may imply that we have sufficient working capital and liquidity to meet our obligations for the next twelve months. The amounts we receive from our operators may be insufficient to operate our business profitably. Certain tenants have requested and we have granted certain rent relief and these requests could increase. In addition, our managers and tenants may not be able to fund minimum returns and rents due to us from operating our properties or from other resources. In the past and currently, certain of our tenants and managers have in fact not paid the minimum amounts due to us from their operations of our leased or managed properties and we may be required to fund hotel operating losses and working capital for our hotels. Further, our properties require significant funding for capital improvements and other matters. Accordingly, we may not have sufficient working capital or liquidity,
•Continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions. The ratio of income available for debt service to debt service is below the 1.5x requirement under our public debt covenants as of March 31, 2021. We are not permitted under our debt agreements to incur additional debt while this ratio is below 1.5x. As a precautionary measure, we have fully drawn our $1.0 billion credit facility to maintain our financial flexibility. Our ability to incur debt may be limited for an extended period of time. We cannot be certain how long our ratio of income available for debt service to debt service may remain below 1.5x. We may not have any immediately available borrowing capacity to meet any funding needs beyond our cash on hand if our operating results and financial condition are significantly and adversely impacted by current economic conditions or otherwise. If we cannot incur additional debt, we may be forced to raise additional sources of capital or take other measures to maintain adequate liquidity and we may not succeed in raising any capital we may need,
•We expect the borrowings under our revolving credit facility to strengthen our financial position; however, we may not obtain the financial flexibility we expect due to the ongoing COVID-19 pandemic or for other reasons. We can provide no assurance regarding the duration and severity of the economic downturn resulting from the COVID-19 pandemic and its impact on us and our operators,
•We may be unable to repay our debt obligations when they become due,

•We intend to conduct our business activities in a manner that will afford us reasonable access to capital for investment and financing activities. However, we may not succeed in this regard and we may not have reasonable access to capital, including due to the COVID-19 pandemic and the resulting economic downturn. If challenging market conditions last for a long period or worsen, our managers and tenants may experience liquidity constraints and as a result may be unable or unwilling to pay returns or rents to us and our ability to operate our business effectively may be challenged,
•We currently expect to fund $140 million of capital expenditures in 2021. The cost of capital projects may be greater than we anticipate and operating results at our hotels may decline as a result of having rooms out of service to complete such improvements,
•Actual costs under our revolving credit facility or other floating rate debt will be higher than LIBOR plus a premium because of fees and expenses associated with such debt,
•The premiums used to determine the interest rate and facility fee payable on our revolving credit facility are based on our credit ratings. Changes in our credit ratings may cause the interest and fees we pay to increase,
•We have the option to extend the maturity date of our revolving credit facility upon payment of a fee and meeting other conditions; however, the applicable conditions may not be met,
•The business and property management agreements between us and RMR LLC have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms,
•We believe that our relationships with our related parties, including RMR LLC, RMR Inc., TA, Sonesta and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize, and
•Two of our subsidiaries have initiated arbitration proceedings against Marriott and several of its subsidiaries after Marriott challenged the efficacy of the termination of our agreement with them. The results of arbitration proceedings are difficult to predict and we can provide no assurances regarding such results. Even if we are successful in such proceedings, the pendency and conduct of such proceedings may be expensive and distracting to our management, and could be disruptive to our operations.
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
The information contained elsewhere in this Quarterly Report on Form 10-Q, our 2020 Annual Report or in our other filings with the SEC, including under the caption “Risk Factors,” or incorporated herein or therein, identifies other important factors that could cause differences from our forward-looking statements. Our filings with the SEC are available on the SEC’s website at www.sec.gov.
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

Part II Other Information
Item 1A. Risk Factors
There have been no material changes to risk factors from those we previously disclosed in our 2020 Annual Report.

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

4.19
Supplemental Indenture, dated as of November 13, 2020, among the Company, SVC Jersey City TRS LLC, SVC Morris Plains TRS LLC, SVC Nanuet TRS LLC, SVC NJ TRS LLC, SVC Randolph Street TRS LLC, SVC Redondo Beach TRS LLC and U.S. Bank National Association, relating to the Company’s 7.50% Senior Notes due 2025. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 17, 2020.)

4.20
Supplemental Indenture, dated as of January 29, 2021, among the Company, SVC Gatehall Drive TRS LLC and U.S. Bank National Association, relating to the Company’s 7.50% Senior Notes due 2025. (Filed herewith.)

4.21
Tenth Supplemental Indenture, dated as of November 20, 2020, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank National Association, relating to the Company’s 5.50% Senior Notes due 2027, including form thereof. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.)

4.22
Supplemental Indenture, dated as of January 29, 2021, among the Company, SVC Gatehall Drive TRS LLC and U.S. Bank National Association, relating to the Company’s 5.50% Senior Notes due 2027. (Filed herewith.)

4.23
Registration Rights and Lock-Up Agreement, dated as of June 5, 2015, among the Company, ABP Trust (f/k/a Reit Management & Research Trust) and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2015.)

10.1	First Amendment to Second Amended and Restated Lease Agreement No. 4, dated as of March 9, 2021, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Filed herewith.)
22.1	List of Subsidiary Guarantors. (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVICE PROPERTIES TRUST

/s/ John G. Murray
John G. Murray
President and Chief Executive Officer
Dated: May 7, 2021

/s/ Brian E. Donley
Brian E. Donley
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: May 7, 2021