Form 10-Q
period 2021-06-30
Service Properties Trust
filed 2021-08-05
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of August 4, 2021: 164,857,754

SERVICE PROPERTIES TRUST
FORM 10-Q
June 30, 2021

References in this Quarterly Report on Form 10-Q to the Company, SVC, we, us or our include Service Properties Trust and our consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

Part I Financial Information
Item 1. Financial Statements
SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands, except share data)

	June 30, 2021	December 31, 2020
ASSETS
Real estate properties:
Land	$2,036,297	$2,030,440
Buildings, improvements and equipment	9,111,774	9,131,832
Total real estate properties, gross	11,148,071	11,162,272
Accumulated depreciation	(3,429,648)	(3,280,110)
Total real estate properties, net	7,718,423	7,882,162
Acquired real estate leases and other intangibles, net	302,358	325,845
Assets held for sale	4,259	13,543
Cash and cash equivalents	915,330	73,332
Restricted cash	1,295	18,124
Due from related persons	49,636	55,530
Other assets, net	424,434	318,783
Total assets	$9,415,735	$8,687,319

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$1,000,000	$78,424
Senior unsecured notes, net	6,136,554	6,130,166
Accounts payable and other liabilities	441,276	345,373
Due to related persons	23,254	30,566
Total liabilities	7,601,084	6,584,529

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 164,857,754 and 164,823,833, shares issued and outstanding, respectively	1,649	1,648
Additional paid in capital	4,551,641	4,550,385
Cumulative other comprehensive loss	(760)	(760)
Cumulative net income available for common shareholders	2,894,163	3,180,263
Cumulative common distributions	(5,632,042)	(5,628,746)
Total shareholders’ equity	1,814,651	2,102,790
Total liabilities and shareholders’ equity	$9,415,735	$8,687,319
The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Hotel operating revenues	$280,135	$117,356	$449,088	$500,859
Rental income	95,801	97,584	188,018	197,857
Total revenues	375,936	214,940	637,106	698,716

Expenses:
Hotel operating expenses	243,183	46,957	438,536	318,105
Other operating expenses	3,904	3,565	7,321	7,324
Depreciation and amortization	121,677	127,427	246,045	255,353
General and administrative	13,952	11,302	26,609	25,326
Transaction related costs	6,151	—	25,785	—
Loss on asset impairment	899	28,514	2,110	45,254
Total expenses	389,766	217,765	746,406	651,362

Other operating income:
Gain (loss) on sale of real estate, net	10,849	(2,853)	10,840	(9,764)
Gain on insurance settlement	—	62,386	—	62,386
Unrealized gain (losses) on equity securities, net	2,500	3,848	(3,981)	(1,197)
Interest income	225	15	282	277
Interest expense (including amortization of debt issuance costs and debt discounts and premiums of $4,891, $3,486, $9,247 and $6,774, respectively)	(91,378)	(72,072)	(180,769)	(143,147)
Loss on early extinguishment of debt	—	(6,970)	—	(6,970)
Loss before income taxes and equity in earnings (losses) of an investee	(91,634)	(18,471)	(282,928)	(51,061)
Income tax expense	(211)	(16,660)	(1,064)	(17,002)
Equity in earnings (losses) of an investee	735	(2,218)	(2,108)	(2,936)
Net loss	(91,110)	(37,349)	(286,100)	(70,999)

Weighted average common shares outstanding (basic and diluted)	164,506	164,382	164,502	164,376

Net loss per common share (basic and diluted)	$(0.55)	$(0.23)	$(1.74)	$(0.43)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited) (in thousands, except share data)

	Common Shares			Additional Paid in Capital	Cumulative Net Income Available for Common Shareholders	Cumulative Other Comprehensive Loss
	Number of Shares	Common Shares	Cumulative Common Distributions
							Total

Balance at December 31, 2020	164,823,833	$1,648	$(5,628,746)	$4,550,385	$3,180,263	$(760)	$2,102,790
Net loss	—	—	—	—	(194,990)	—	(194,990)
Share grants	—	—	—	380	—	—	380
Distributions to common shareholders	—	—	(1,648)	—	—	—	(1,648)
Balance at March 31, 2021	164,823,833	$1,648	$(5,630,394)	$4,550,765	$2,985,273	$(760)	$1,906,532
Net loss	—	—	—	—	(91,110)	—	(91,110)
Share grants	49,000	1	—	1,066	—	—	1,067
Share repurchases	(15,079)	—	—	(190)	—	—	(190)
Distributions	—	—	(1,648)	—	—	—	(1,648)
Balance at June 30, 2021	164,857,754	$1,649	$(5,632,042)	$4,551,641	$2,894,163	$(760)	$1,814,651

Balance at December 31, 2019	164,563,034	$1,646	$(5,534,942)	$4,547,529	$3,491,645	$—	$2,505,878
Net loss	—	—	—	—	(33,650)	—	(33,650)
Share grants	6,000	—	—	590	—	—	590
Share repurchases	(2,637)	—	—	(43)	—	—	(43)
Distributions to common shareholders	—	—	(90,509)	—	—	—	(90,509)
Balance at March 31, 2020	164,566,397	$1,646	$(5,625,451)	$4,548,076	$3,457,995	$—	$2,382,266
Net loss	—	—	—	—	(37,349)	—	(37,349)
Share grants	35,000	—	—	831	—	—	831
Share repurchases	(3,808)	—	—	(27)	—	—	(27)
Distributions	—	—	—	—	—	—	—
Balance at June 30, 2020	164,597,589	$1,646	$(5,625,451)	$4,548,880	$3,420,646	$—	$2,345,721
The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(286,100)	$(70,999)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	246,045	255,353
Net amortization of debt issuance costs, discounts and premiums as interest	9,247	6,774
Straight-line rental income	2,181	2,669
Security deposits utilized	—	(100,170)
Loss on early extinguishment of debt	—	6,970
Loss on asset impairment	2,110	45,254
Unrealized losses on equity securities, net	3,981	1,197
Equity in losses of an investee	2,108	2,936
(Gain) loss on sale of real estate	(10,840)	9,764
Gain on insurance settlement	—	(62,386)
Deferred income taxes	—	15,650
Other non-cash income, net	(1,363)	(1,919)
Changes in assets and liabilities:
Due from related persons	(628)	1,070
Other assets	17,588	(69,351)
Accounts payable and other liabilities	(245)	7,858
Due to related persons	(5,290)	(1,873)
Net cash (used in) provided by operating activities	(21,206)	48,797

Cash flows from investing activities:
Real estate acquisitions and deposits	(7,649)	(7,090)
Real estate improvements	(42,295)	(45,858)
Hotel managers’ purchases with restricted cash	(22,959)	(95,744)
Hotel manager’s deposit of insurance proceeds into restricted cash	—	15,000
Net proceeds from sale of real estate	33,128	63,960
Investment in Sonesta	(25,443)	(5,314)
Distributions in excess of earnings from Affiliates Insurance Company	—	286
Net cash used in investing activities	(65,218)	(74,760)

Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes, after discounts and premiums	—	800,000
Repurchase of senior unsecured notes	—	(355,971)
Borrowings under revolving credit facility	984,027	656,000
Repayments of revolving credit facility	(62,451)	(999,873)
Deferred financing costs	(6,497)	(15,015)
Repurchase of common shares	(190)	(70)
Distributions to common shareholders	(3,296)	(90,509)
Net cash provided by (used in) financing activities	911,593	(5,438)
Increase (decrease) in cash and cash equivalents and restricted cash	825,169	(31,401)
Cash and cash equivalents and restricted cash at beginning of period	91,456	81,259
Cash and cash equivalents and restricted cash at end of period	$916,625	$49,858

Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$915,330	$20,206
Restricted cash	1,295	29,652
Total cash and cash equivalents and restricted cash	$916,625	$49,858

Supplemental cash flow information:
Cash paid for interest	$170,903	$142,122
Cash paid for income taxes	$1,957	$403
Non-cash investing activities:
Real estate improvements accrued, not paid	$9,500	$4,479
Investment in Sonesta	$—	$42,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 1. Organization and Basis of Presentation
Service Properties Trust, or we, us or our, is a real estate investment trust, or REIT, organized on February 7, 1995 under the laws of the State of Maryland, which invests in hotels and net lease service oriented retail properties. At June 30, 2021, we owned, directly and through our subsidiaries, 304 hotels and 796 net lease properties.
At June 30, 2021, all 304 of our hotels were operated by subsidiaries of the following companies: Sonesta Holdco Corporation, or Sonesta (261 hotels), Hyatt Hotels Corporation, or Hyatt (17 hotels), Radisson Hospitality, Inc., or Radisson (nine hotels), Marriott International, Inc., or Marriott (16 hotels), and InterContinental Hotels Group, plc, or IHG (one hotel). At June 30, 2021, we owned 796 net lease properties with 171 tenants, including 179 travel centers leased to TravelCenters of America Inc., or TA, our largest tenant. Hereinafter, these companies are sometimes referred to as managers and/or tenants, or collectively, operators.
Impact of COVID-19

Since March 2020, the lodging industry and other industries in which our managers and tenants operate have been adversely impacted by the novel coronavirus, or COVID-19, global pandemic along with the federal, state and local government mandates intended to contain and mitigate the spread of COVID-19 and market reactions to the pandemic. The effects of COVID-19 continue to have a significant negative impact on our results of operations, financial position and cash flow. Although lodging demand has improved through the second quarter of 2021 when compared to 2020 levels, we cannot predict with certainty when business levels may return to historical levels. Under the accounting guidance related to the presentation of financial statements, when preparing financial statements for each annual and interim reporting period, management has the responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. In applying the accounting guidance, we considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our unconditional obligations due over the next 12 months. As of June 30, 2021, we were not in compliance with one of our debt covenants necessary to incur additional debt, and as a result, we will not be able to incur additional debt until we meet the required covenant level. Based on our cash on hand, the cash flows we expect to receive from our operators, improving lodging trends and asset dispositions we expect to complete, we believe we will have sufficient liquidity to meet our obligations for at least the next twelve months.
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

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

We have determined that each of our wholly owned taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification™. We have concluded that we must consolidate each of our wholly owned TRSs because we are the entity with the power to direct the activities that most significantly impact such VIEs’ performance and we have the obligation to absorb losses or the right to receive benefits from each VIE that could be significant to the VIE and are, therefore, the primary beneficiary of each VIE. The assets of our TRSs were $151,773 and $118,862 as of June 30, 2021 and December 31, 2020, respectively, and consist primarily of amounts due from and working capital advances to certain of our hotel managers. The liabilities of our TRSs were $80,888 and $70,240 as of June 30, 2021 and December 31, 2020, respectively, and consist primarily of amounts payable to certain of our hotel managers. The assets of our TRSs are available to satisfy our TRSs’ obligations and we have guaranteed certain obligations of our TRSs.
Note 2. Revenue Recognition
We report hotel operating revenues for managed hotels in our condensed consolidated statements of income (loss). We generally recognize hotel operating revenues, consisting primarily of room and food and beverage sales, when goods and services are provided.
We report rental income for leased properties in our condensed consolidated statements of income (loss). We recognize rental income from operating leases on a straight line basis over the term of the lease agreements. We reduced rental income by $299 for the three months ended June 30, 2021, increased rental income by $875 for the three months ended June 30, 2020 and reduced rental income by $2,181 and $2,669 for the six months ended June 30, 2021 and 2020, respectively, to record scheduled rent changes under certain of our leases, the deferred rent obligations payable to us under our leases with TA and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks at our travel centers on a straight line basis. See Notes 5 and 9 for further information regarding our TA leases. Due from related persons includes $27,379 and $33,902 and other assets, net, includes $22,594 and $16,264 of straight line rent receivables at June 30, 2021 and December 31, 2020, respectively.
Certain of our lease agreements require additional percentage rent if gross revenues of our properties exceed certain thresholds defined in our lease agreements. We may determine percentage rent due to us under our leases monthly, quarterly or annually, depending on the specific lease terms, and recognize it when all contingencies are met and the rent is earned. We had deferred estimated percentage rent of $1,591 and $124 for the three months ended June 30, 2021 and 2020, respectively, and $2,977 and $849 for the six months ended June 30, 2021 and 2020, respectively.
Note 3. Weighted Average Common Shares
The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Weighted average common shares for basic earnings per share	164,506	164,382	164,502	164,376
Effect of dilutive securities: Unvested share awards	—	—	—	—
Weighted average common shares for diluted earnings per share	164,506	164,382	164,502	164,376
Note 4. Real Estate Properties
At June 30, 2021, we owned 304 hotels with an aggregate of 48,439 rooms or suites and 796 service-oriented retail properties with an aggregate of 13,440,784 square feet that are primarily subject to “triple net” leases, or net leases where the tenant is generally responsible for payment of operating expenses and capital expenditures of the property during the lease term. Our properties had an aggregate undepreciated carrying value of $11,152,330, including $4,259 classified as held for sale as of June 30, 2021.
Capital expenditures made at certain of our properties were $53,431 and $78,500 during the six months ended June 30, 2021 and 2020, respectively.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Acquisitions
On March 9, 2021, we acquired a land parcel adjacent to a property we own in Nashville, TN for a purchase price of $7,709, including acquisition related costs. We accounted for this transaction as an acquisition of assets.

Dispositions

During the six months ended June 30, 2021, we sold nine properties for an aggregate sales price of $34,051, excluding closing costs, as presented in the table below. The sales of these properties do not represent significant dispositions individually or in the aggregate nor do they represent a strategic shift. As a result, the results of the operations of these properties are included in continuing operations through the date of sale in our condensed consolidated statements of income (loss).

Date of Sale	Number of Properties	Location	Property Type	Rooms/ Square Feet	Gross Sales Price	Gain/(Loss) on Sale
3/16/2021	1	Chattanooga, TN	Net Lease	2,797	$375	$(9)
4/1/2021	1	Jacksonville, FL	Hotel	146	9,753	49
4/6/2021	1	Colorado Springs, CO	Net Lease	32,130	1,300	(10)
5/20/2021	5	Various	Hotel	430	22,263	10,763
6/11/2021	1	Emmitsburg, MD	Net Lease	3,114	360	47
	9			576/38,041	$34,051	$10,840

We are currently marketing for sale 69 Sonesta branded hotels (46 extended stay hotels with 5,404 keys, 19 select service hotels with 2,461 keys and four full service hotels with 1,098 keys) located in 27 states with an aggregate net carrying value of $627,302 as of June 30, 2021. We expect these sales to be completed by the end of the first quarter of 2022.

We have also entered into agreements to sell four net lease properties with an aggregate of 20,712 square feet and an aggregate carrying value of $1,678 for an aggregate sales price of $2,165, excluding closing costs. We currently expect these sales to be completed by the end of the third quarter of 2021.

As of June 30, 2021, we had eight net lease properties with an aggregate of 31,966 square feet and an aggregate carrying value of $4,259 classified as held for sale. See Note 12 for further information on these properties.
Note 5. Management Agreements and Leases
As of June 30, 2021, we owned 304 hotels which were included in six operating agreements and 796 service oriented retail properties net leased to 171 tenants. We do not operate any of our properties.
Hotel agreements
As of June 30, 2021, all 304 of our hotels were leased to our TRSs and managed by independent hotel operating companies. As of June 30, 2021, our hotel properties were managed by separate subsidiaries of Sonesta, Hyatt, Radisson, Marriott and IHG under six agreements. These hotel agreements had initial terms expiring between 2021 and 2037. Each of these agreements is for between one and 208 of our hotels. In general, the agreements contain renewal options for all, but not less than all, of the affected properties included in each agreement, and the renewal terms range between one to 60 years. Most of these agreements require the third party manager or tenant to: (1) make payments to us of minimum returns or minimum rents; (2) deposit a percentage of total hotel sales into FF&E reserves; and (3) for our managed hotels, make payments to our TRSs of additional returns to the extent of available cash flows after payment of operating expenses, payment of certain management fees, payment of our minimum returns, reimbursement of certain advances, funding of our FF&E reserves and replenishment of guarantees. Some of our managers or tenants or their affiliates provided deposits or guarantees to secure their obligations to pay us.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Sonesta agreement. As of June 30, 2021, Sonesta managed 41 of our full-service hotels, 157 extended stay hotels and 63 select service hotels pursuant to management agreements for each of the hotels. We are also party to pooling agreements that combine certain of our management agreements with Sonesta for purposes of calculating gross revenues, payment of hotel operating expenses, payment of fees and distributions and minimum returns due to us. Our agreements with Sonesta for 53 hotels expire in January 2037, which we refer to as our legacy management and pooling agreements. As of June 30, 2021, 208 of our hotels were managed by Sonesta under agreements that expire on December 31, 2021 and automatically renew for successive one-year terms unless terminated earlier, which we refer to as our conversion hotel management and pooling agreements or collectively with our legacy management and pooling agreements, our Sonesta agreement.
In February and March 2021, we transitioned the branding and management of 88 hotels to Sonesta from Marriott and in June 2021 we transitioned the branding and management of five hotels to Sonesta from Hyatt. We added these hotels to our conversion hotel management and pooling agreements with Sonesta. Following this transfer and rebranding, Sonesta operates 261 of the 304 hotels we currently own, which comprised approximately 52.8% of our total historical real estate investments as of June 30, 2021.
Our Sonesta agreement provides that we are paid a fixed annual minimum return equal to 8% of our invested capital, as defined therein, if gross revenues of the hotels, after payment of hotel operating expenses and management and related fees (other than Sonesta’s incentive fee, if applicable), are sufficient to do so. Our fixed annual minimum return under our Sonesta agreement was $509,621 as of June 30, 2021. Our Sonesta agreement further provides that we are paid an additional return equal to 80% of the operating profits, as defined therein, after reimbursement of owner or manager advances, FF&E reserve escrows and Sonesta’s incentive fee, if applicable. Our Sonesta hotels generated net operating cash flow of $25,198 and a net operating cash flow deficit of $17,666 during the three months ended June 30, 2021 and 2020, respectively, and net operating cash flow deficit of $12,196 and $25,814 for the six months ended June 30, 2021 and 2020, respectively. The returns we receive from our Sonesta hotels are limited to the hotels’ available cash flows, if any, after payment of operating expenses, including management and related fees.
Pursuant to our Sonesta agreement, we incurred management, reservation and system fees and reimbursement costs for certain guest loyalty, marketing program and third-party reservation transmission fees of $22,046 and $2,147 for the three months ended June 30, 2021 and 2020, respectively, and $33,321 and $8,925 for the six months ended June 30, 2021 and 2020, respectively. These fees and costs are included in hotel operating expenses in our condensed consolidated statements of income (loss). In addition, we incurred procurement and construction supervision fees of $643 and $270 for the three months ended June 30, 2021 and 2020, respectively, and $1,387 and $902 for the six months ended June 30, 2021 and 2020, respectively, which amounts have been capitalized in our condensed consolidated balance sheets and are depreciated over the estimated useful lives of the related capital assets.
Our Sonesta agreement requires us to fund capital expenditures that we approve at our Sonesta hotels. Each of our 14 full-service hotels operated under the legacy management agreements and all the hotels operated under the conversion hotel management agreements require that 5% of the hotel gross revenues be escrowed for future capital expenditures as FF&E reserves, subject to available cash flows after payment of the annual minimum returns due to us. Our legacy management agreements do not require FF&E escrow deposits for 39 extended stay hotels. No FF&E escrow deposits were required during the three and six months ended June 30, 2021. We incurred capital expenditures for certain hotels included in our Sonesta agreement of $56,452 and $40,088 during the six months ended June 30, 2021 and 2020, respectively, which resulted in increases in our contractual annual minimum returns of $3,990 and $2,934, respectively. We owed Sonesta $18,433 and $7,154 for operating losses generated by our Sonesta hotels, capital expenditures, and other reimbursements at June 30, 2021 and 2020, respectively. Amounts due from Sonesta are included in due from related persons and amounts owed to Sonesta are included in due to related persons in our condensed consolidated balance sheets.
We are required to maintain working capital for each of our hotels managed by Sonesta and have advanced a fixed amount based on the number of rooms in each hotel to meet the cash needs for hotel operations. We had advanced $55,977 and $41,514 of initial working capital to Sonesta as of June 30, 2021 and December 31, 2020, respectively. These amounts are included in other assets in our condensed consolidated balance sheets. Any remaining working capital would be returned to us upon termination in accordance with the terms of our Sonesta agreement.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Accounting for Investment in Sonesta:
We account for our 34% non-controlling interest in Sonesta under the equity method of accounting. In March 2021, we funded a $25,443 capital contribution to Sonesta related to its acquisition of Red Lion Hotels Corporation. We continue to maintain our 34% ownership in Sonesta after giving effect to this funding. As of June 30, 2021, our investment in Sonesta had a carrying value of $59,981. This amount is included in other assets, net in our condensed consolidated balance sheets. The cost basis of our investment in Sonesta exceeded our proportionate share of Sonesta’s total shareholders’ equity book value on the date of acquisition of our initial equity interest in Sonesta, February 27, 2020, by an aggregate of $8,000. As required under GAAP, we are amortizing this difference to equity in earnings of an investee over 31 years, the weighted average remaining useful life of the real estate assets and intangible assets and liabilities owned by Sonesta as of the date of our acquisition. We recorded amortization of the basis difference of $65 in each of the three months ended June 30, 2021 and 2020 and $130 and $65 for the six months ended June 30, 2021 and 2020, respectively. We recognized income of $800 and a loss of $2,218 related to our investment in Sonesta for the three months ended June 30, 2021 and 2020, respectively, and losses of $1,978 and $2,936 for the six months ended June 30, 2021 and 2020, respectively. These amounts are included in equity in earnings (losses) of an investee in our condensed consolidated statements of income (loss).
We recorded a liability for the fair value of our initial investment in Sonesta, as no cash consideration was exchanged related to the modification of our management agreement with, and investment in, Sonesta. This liability for our investment in Sonesta is included in accounts payable and other liabilities in our condensed consolidated balance sheet and is being amortized on a straight-line basis through January 31, 2037, as a reduction to hotel operating expenses in our condensed consolidated statements of income (loss). We reduced hotel operating expenses by $621 for each of the three months ended June 30, 2021 and 2020, and $1,242 and $828 for the six months ended June 30, 2021 and 2020, respectively, for amortization of this liability. As of June 30, 2021, the unamortized balance of this liability was $38,690.
See Note 9 for further information regarding our relationship, agreements and transactions with Sonesta.
Hyatt agreement. On June 7, 2021, we and Hyatt amended our previous agreement for 22 hotels we own, or our Hyatt agreement. Under the amended agreement, Hyatt will continue to manage 17 of the hotels we own for a 10 year term effective April 1, 2021. The amended agreement sets our annual minimum return at $12,000 and Hyatt provided us with a new $30,000 limited guarantee for 75% of the aggregate annual minimum returns due to us beginning in 2023. Under the amended agreement, a management fee of 5% of gross room revenues payable to Hyatt will be an operating cost paid senior to our minimum return. Hyatt may also earn a 20% incentive management fee after payment of our annual minimum return and reimbursement of certain advances, if any. We also agreed to fund approximately $50,000 of renovations that are expected to be completed by the end of 2022. As described above, we transitioned the branding and management of the remaining five hotels to Sonesta in June 2021.
We realized returns of $2,311 and $5,509 during the three months ended June 30, 2021 and 2020, respectively, and returns of $3,867 and $11,019 during the six months ended June 30, 2021 and 2020, respectively, under our Hyatt agreement. Any returns we receive from Hyatt are currently limited to the hotels’ available cash flows, if any, after payment of operating expenses. During the three months ended June 30, 2021, we expensed $3,700 of working capital we previously funded under our Hyatt agreement because the amount is no longer expected to be recoverable. This amount is included in transaction related costs in our condensed consolidated statement of income (loss).
Radisson agreement. Our management agreement with Radisson for nine hotels, or our Radisson agreement, which expires in 2037, provides that, as of June 30, 2021, we are to be paid an annual minimum return of $20,601. We realized minimum returns of $4,906 and $5,111 during the three months ended June 30, 2021 and 2020, respectively, and $10,056 and $10,221 during the six months ended June 30, 2021 and 2020, respectively, under our Radisson agreement. Pursuant to our Radisson agreement, Radisson has provided us with a guaranty, which is limited to $47,523. During the three and six months ended June 30, 2021, the hotels under our Radisson agreement generated cash flows that were less than the minimum returns due to us for the periods and Radisson made $5,306 and $13,238, respectively, of guaranty payments to cover part of the shortfall and the Radisson guaranty was exhausted as of June 30, 2021. In addition to our minimum returns, our Radisson agreement provides for payment to us of 50% of the hotels’ available cash flows after payment of operating expenses, funding the required FF&E reserve, payment of our minimum returns, reimbursement of our working capital advances and reimbursement to Radisson of working capital and guaranty advances, if any. We and Radisson are currently in discussions regarding possible changes to our Radisson agreement that may result in some or all of the hotels remaining Radisson managed. However, if such discussions do

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

not result in a mutually acceptable agreement for Radisson to continue to manage some or all of these hotels, we expect to transition management of those hotels to Sonesta.

Marriott agreement. As of January 1, 2021, Marriott managed 105 of our hotels under agreements we had terminated in 2020 for Marriott’s failure to pay the cumulative shortfall between the payments we had received and 80% of the cumulative priority returns due to us in accordance with the agreement. We transitioned the branding and management of 88 Marriott managed hotels to Sonesta in February and March 2021. We sold one hotel that Marriott managed in April 2021 (see Note 4 for further information regarding this sale). As of June 30, 2021, Marriott managed 16 of our hotels. We are in arbitration proceedings with Marriott regarding, among other things, the timing and characterization of certain payments made to us, including Marriott’s assertion we are required to refund $19,120 of minimum return advances made to us in 2020, and the validity of the timing of the termination of the Marriott agreements, including an exit hotel agreement which, if not terminated, would require us to sell the 16 hotels encumbered with a Marriott brand. We are also seeking repayment of certain working capital advances we made to Marriott during 2020. We have entered an agreement with Marriott regarding the 16 hotels noted above, pursuant to which we agreed to have these hotels remain Marriott branded hotels until the arbitration is resolved.
Our Marriott hotels generated net operating cash flow of $2,341 and a net operating cash flow deficit of $12,580 during the three and six months ended June 30, 2021, respectively. Any returns we receive from Marriott are limited to the hotels’ available cash flows, if any, after payment of operating expenses. Marriott managed 122 of our hotels during the three and six months ended June 30, 2020. We realized returns of $28,789 and $76,437 from our Marriott branded hotels during the three and six months ended June 30, 2020, respectively.

Other. Our management agreement with IHG for one hotel expires on January 31, 2026. Our IHG hotel generated net operating cash flow of $156 and a cash flow deficit of $1,344 during the three and six months ended June 30, 2021, respectively. Any returns we receive from IHG are limited to the hotels’ available cash flows, if any, after payment of operating expenses. IHG managed or leased 103 of our hotels during the three and six months ended June 30, 2020. We realized returns of $54,138 and $108,223 under our IHG agreement during the three and six months ended June 30, 2020, respectively.
Net lease portfolio
As of June 30, 2021, we owned 796 net lease service-oriented retail properties with 13,440,784 square feet with leases requiring annual minimum rents of $371,907 with a weighted (by annual minimum rents) average remaining lease term of 10.5 years. The portfolio was 98.5% leased by 171 tenants operating under 130 brands in 21 distinct industries.
As a result of the COVID-19 pandemic, some of our tenants requested rent assistance. During the three months ended June 30, 2021, we entered into rent deferral agreements for $1,121 of rent with two net lease tenants. As of June 30, 2021, we had $10,564 of deferred rents outstanding related to 35 tenants we granted rent relief to pursuant to these requests who represent approximately 2.9% of our annualized rental income of our net lease retail portfolio as of June 30, 2021. These deferred rents are included in other assets, net in our condensed consolidated balance sheets. These tenants are obligated to pay, in most cases, the deferred rent over a 12 months to 24 months period. We have elected to use the FASB relief package regarding the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic and account for lease concessions resulting from the COVID-19 pandemic outside of the existing lease modification guidance as the resulting cash flows from the modified lease are substantially the same as or less than the original lease. The deferred amounts did not impact our operating results for the three or six months ended June 30, 2021.
We continually review receivables related to rent, straight-line rent and property operating expense reimbursements and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes an assessment of whether substantially all of the amounts due under a tenant’s lease are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as cash is received. We recognize all changes in the collectability assessment for an operating lease as an adjustment to rental income. We recorded reserves for uncollectible amounts against rental income of $1,176 and $4,995 for the three months ended June 30, 2021 and 2020, respectively, and $5,960 and $5,905 for the six months ended June 30, 2021 and 2020, respectively. We had reserves for uncollectible rents of $23,786 and $18,230 as of June 30, 2021 and December 31, 2020, respectively, included in other assets in our condensed consolidated balance sheets.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

TA is our largest tenant, leasing 26.7% of our gross carrying value or real estate properties as of June 30, 2021. We lease to TA a total of 179 travel centers under five leases that expire between 2029 and 2035, subject to TA’s right to extend those leases, and require annual minimum rents of $246,110 as of June 30, 2021. In addition, TA is required to pay us previously deferred rent obligations in quarterly installments of $4,404 through January 31, 2023. TA paid $4,404 and $8,808 of deferred rent to us for the three and six months ended June 30, 2021 and 2020, respectively. The remaining balance of previously deferred rents was $30,824 and $39,632 as of June 30, 2021 and December 31, 2020, respectively.
We recognized rental income from TA of $62,077 and $61,528 for the three months ended June 30, 2021 and 2020, respectively, and $124,154 and $123,055 for the six months ended June 30, 2021 and 2020, respectively. Rental income was reduced by $3,217 and $3,236 for the three months ended June 30, 2021 and 2020, respectively, and $6,522 and $6,584 for the six months ended June 30, 2021 and 2020, respectively, to record the deferred rent obligations under our TA leases and the estimated future payments to us by TA for the cost of removing underground storage tanks on a straight-line basis. As of June 30, 2021 and December 31, 2020, we had receivables for current rent amounts owed to us by TA and straight-line rent adjustments of $49,636 and $55,530, respectively. These amounts are included in due from related persons in our condensed consolidated balance sheets.
In addition to the rental income that we recognized during the three months ended June 30, 2021 and 2020 as described above, our TA leases require TA to pay us percentage rent based upon increases in certain sales. We determine percentage rent due under our TA leases annually and recognize any resulting amount as rental income when all contingencies are met. We had aggregate deferred percentage rent under our TA leases of $1,591 and $124 for the three months ended June 30, 2021 and 2020, respectively, and $2,977 and $849 for the six months ended June 30, 2021 and 2020, respectively.
Our TA leases do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components. Under our TA leases, TA may request that we fund capital improvements in return for increases in TA’s annual minimum rent equal to 8.5% of the amounts funded. We did not fund any capital improvements to our properties that we leased to TA during each of the three and six months ended June 30, 2021 or 2020.
See Note 9 for further information regarding our relationship with TA.
Our other net lease agreements generally provide for minimum rent payments and in addition may include variable payments. Rental income from operating leases, including any payments derived by index or market-based indices, is recognized on a straight-line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining the lease term. We recognized rental income from our net lease properties (excluding TA) of $33,479 and $32,386 for the three months ended June 30, 2021 and 2020, respectively, which included $2,919 and $4,099, respectively, of adjustments to record scheduled rent changes under certain of our leases on a straight-line basis and $63,163 and $69,039 for the six months ended June 30, 2021 and 2020, respectively, which included $6,523 and $5,800, respectively, of adjustments to record scheduled rent changes under certain of our leases on a straight-line basis.
Note 6. Indebtedness
Our principal debt obligations at June 30, 2021 were: (1) $1,000,000 of outstanding borrowings under our $1,000,000 revolving credit facility; and (2) $6,200,000 aggregate outstanding principal amount of senior unsecured notes. Our revolving credit facility is governed by a credit agreement with a syndicate of institutional lenders.
The maturity date of our revolving credit facility is July 15, 2022, and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to extend the maturity date of the facility for two additional six-month periods. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. We are required to pay interest on borrowings under our revolving credit facility at the rate of LIBOR plus a premium, which was 235 basis points per annum, subject to a LIBOR floor of 0.50%, as of June 30, 2021. We also pay a facility fee, which was 30 basis points per annum at June 30, 2021, on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. As of June 30, 2021, the annual interest rate payable on borrowings under our revolving credit facility was 2.85%. The weighted average annual interest rate for borrowings under our revolving credit facility was 2.85% and 2.00% for the three months ended June 30, 2021 and 2020, respectively, and 2.85% and 2.30% for the six months ended

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

June 30, 2021 and 2020, respectively. As of each of June 30, 2021 and August 4, 2021, our $1,000,000 revolving credit facility was fully drawn.
We and our lenders amended our credit agreement governing our $1,000,000 revolving credit facility in 2020. Among other things, the amendments waived all of the then existing financial covenants through the end of the agreement term, or July 15, 2022, or the Waiver Period. As a result of the amendments, among other things:
•we pledged certain equity interests of subsidiaries owning properties and provided first mortgage liens on 74 properties owned by certain of the pledged subsidiaries with an undepreciated book value of $1,834,420 as of June 30, 2021 to secure our obligations under the credit agreement;

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

Our credit agreement and our unsecured senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business manager. Our credit agreement and our unsecured senior notes indentures and their supplements also contain covenants, including those that restrict our ability to incur debts or to make distributions under certain circumstances and generally require us to maintain certain financial ratios. As of June 30, 2021, we were not in compliance with one of our debt covenants necessary to incur additional debt, and as a result, we will not be able to incur additional debt until we meet the required covenant level.

Note 7. Shareholders' Equity
Distributions
During the three months ended June 30, 2021, we declared and paid regular quarterly distributions to common shareholders as follows:

Declaration Date	Record Date	Paid Date	Dividend Per Common Share	Total Distributions
January 14, 2021	January 25, 2021	February 18, 2021	$0.01	$1,648
April 15, 2021	April 26, 2021	May 20, 2021	0.01	1,648
			$0.02	$3,296
On July 15, 2021, we declared a regular quarterly distribution to common shareholders of record as of July 26, 2021 of $0.01 per share, or $1,648. We expect to pay this amount on or about August 19, 2021.
Share Awards
On June 16, 2021, in accordance with our Trustee compensation arrangements, we awarded 7,000 of our common shares, valued at $13.94 per common share, the closing price of our common shares on The Nasdaq Stock Market, or Nasdaq, on that day, to each of our seven Trustees as part of their annual compensation.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Share Purchases
During the six months ended June 30, 2021, we purchased an aggregate of 15,079 of our common shares valued at a weighted average share price of $12.60 per share, from a former officer and a former officer and employee of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Note 8. Business and Property Management Agreements with RMR LLC
We have no employees. The personnel and various services we require to operate our business are provided to us by RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally, and (2) a property management agreement, which relates to our property level operations of our net lease portfolio, excluding properties leased to TA, the office building component of one of our hotels and to major renovation or repositioning activities at our hotels.
We recognized net business management fees payable to RMR LLC of $10,743 and $8,411 for the three months ended June 30, 2021 and 2020, respectively, and $21,042 and $18,971 for the six months ended June 30, 2021 and 2020, respectively. Based on our common share total return, as defined in our business management agreement, as of each of June 30, 2021 and 2020, no incentive fees are included in the net business management fees we recognized for the three and six months ended June 30, 2021 or 2020. The actual amount of annual incentive fees for 2021, if any, will be based on our common share total return, as defined in our business management agreement, for the three-year period ending December 31, 2021, and will be payable in January 2022. We did not incur an incentive fee payable to RMR LLC for the year ended December 31, 2020. We include business management fee amounts in general and administrative expenses in our condensed consolidated statements of income (loss).
We recognized property management and construction supervision fees payable to RMR LLC of $1,077 and $921 for the three months ended June 30, 2021 and 2020, respectively, and $1,881 and $1,941 for the six months ended June 30, 2021 and 2020, respectively. Of those amounts, for the three months ended June 30, 2021 and 2020, $875 and $913, respectively, of property management fees were expensed to other operating expenses in our condensed consolidated statements of income (loss) and $202 and $8, respectively, of construction and supervision fees were capitalized and included in building, improvements and equipment in our condensed consolidated balance sheets and are being depreciated over the estimated useful lives of the related capital assets. For the six months ended June 30, 2021 and 2020, $1,678 and $1,929, respectively, of property management fees were expensed to other operating expenses in our condensed consolidated statements of income (loss) and $203 and $12, respectively, of construction and supervision fees were capitalized and included in building, improvements and equipment in our condensed consolidated balance sheets and are being depreciated over the estimated useful lives of the related capital assets.

We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. We are generally not responsible for payment of RMR LLC’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC employees assigned to work exclusively or partly at our net lease properties, our share of the wages, benefits and other related costs of RMR LLC's centralized accounting personnel, our share of RMR LLC’s costs for providing our internal audit function, and as otherwise agreed. We reimbursed RMR LLC $734 and $139 for these expenses and costs for the three months ended June 30, 2021 and 2020, respectively, and $1,478 and $266 for the six months ended June 30, 2021 and 2020, respectively. We included these amounts in other operating expenses and selling, general and administrative expenses, as applicable, in our condensed consolidated statements of income (loss).

On June 22, 2021, we and RMR LLC amended our property management agreement to, among other things, provide for RMR LLC's oversight of any major capital projects and repositioning activities at our hotels, including our hotels that are managed by Sonesta, as we may request from time to time. RMR LLC will receive the same fee previously paid to Sonesta for these services, which is equal to 3% of the cost of any such major capital project or repositioning activity.

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
TA. We lease 179 of our travel centers to TA under our TA leases. As of June 30, 2021, we owned 1,184,797 shares of TA common stock, representing approximately 8.1% of TA’s outstanding shares of common stock. RMR LLC provides management services to both us and TA, and Adam D. Portnoy, also serves as the chair of the board of directors and as a managing director of TA and, as of June 30, 2021, beneficially owned 658,506 shares of TA common stock (including through RMR LLC), representing approximately 4.5% of TA’s outstanding shares of common stock. See Note 5 for further information regarding our relationships, agreements and transactions with TA and Note 12 for further information regarding our investment in TA.

Sonesta. Sonesta is a private company. One of our Managing Trustees, Mr. Portnoy, is the controlling shareholder and a director of Sonesta. One of Sonesta’s other directors is our other Managing Trustee, President and Chief Executive Officer and Sonesta’s other director serves as RMR LLC’s and RMR Inc.’s executive vice president, general counsel and secretary, as a managing director of RMR Inc. and as our Secretary. Sonesta’s chief executive officer and chief financial officer are officers of RMR LLC. Certain other officers and employees of Sonesta are former employees of RMR LLC. RMR LLC also provides certain services to Sonesta. As of June 30, 2021, we owned approximately 34% of Sonesta which managed 261 of our hotels. See Note 5 for further information regarding our relationships, agreements and transactions with Sonesta.
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
During the three months ended June 30, 2021, we recognized income tax expense of $211, which includes $70 of foreign taxes and $141 of state taxes. During the three months ended June 30, 2020, we recognized income tax expense of $16,660 which includes $451 of foreign taxes and $559 of state taxes and a $15,650 deferred tax liability recorded as a result of the book value to tax basis difference related to the accounting of an insurance settlement at one of our hotels. During the six months ended June 30, 2021, we recognized income tax expense of $1,064, which includes $170 of foreign taxes and $894 of state taxes. During the six months ended June 30, 2020, we recognized income tax expense of $17,002 which includes $502 of foreign taxes, $850 of state taxes and the $15,650 deferred tax liability described above.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 11. Segment Information
We aggregate our hotels and net lease portfolio into two reportable segments, hotel investments and net lease investments, based on their similar operating and economic characteristics.

	For the Three Months Ended June 30, 2021
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$280,135	$—	$—	$280,135
Rental income	245	95,556	—	95,801
Total revenues	280,380	95,556	—	375,936

Expenses:
Hotel operating expenses	243,183	—	—	243,183
Other operating expenses	—	3,904	—	3,904
Depreciation and amortization	66,582	55,095	—	121,677
General and administrative	—	—	13,952	13,952
Transaction related costs	6,151	—	—	6,151
Loss on asset impairment	—	899	—	899
Total expenses	315,916	59,898	13,952	389,766

Gain on sale of real estate, net	10,813	36	—	10,849
Unrealized gains on equity securities, net	—	—	2,500	2,500
Interest income	—	—	225	225
Interest expense	—	—	(91,378)	(91,378)
Income (loss) before income taxes and equity in earnings of an investee	(24,723)	35,694	(102,605)	(91,634)
Income tax expense	—	—	(211)	(211)
Equity in earnings of an investee	735	—	—	735
Net income (loss)	$(23,988)	$35,694	$(102,816)	$(91,110)

	For the Six Months Ended June 30, 2021
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$449,088	$—	$—	$449,088
Rental income	701	187,317	—	188,018
Total revenues	449,789	187,317	—	637,106

Expenses:
Hotel operating expenses	438,536	—	—	438,536
Other operating expenses	—	7,321	—	7,321
Depreciation and amortization	134,707	111,338	—	246,045
General and administrative	—	—	26,609	26,609
Transaction related costs	25,785	—	—	25,785
Loss on asset impairment	—	2,110	—	2,110
Total expenses	599,028	120,769	26,609	746,406

Gain on sale of real estate, net	10,813	27	—	10,840
Unrealized losses on equity securities, net	—	—	(3,981)	(3,981)
Interest income	—	—	282	282
Interest expense	—	—	(180,769)	(180,769)
Income (loss) before income taxes and equity in losses of an investee	(138,426)	66,575	(211,077)	(282,928)
Income tax expense	—	—	(1,064)	(1,064)
Equity in losses of an investee	(2,108)	—	—	(2,108)
Net income (loss)	$(140,534)	$66,575	$(212,141)	$(286,100)

	As of June 30, 2021
	Hotels	Net Lease	Corporate	Consolidated
Total assets	$4,760,796	$3,708,974	$945,965	$9,415,735

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

	For the Three Months Ended June 30, 2020
	Hotels	Net Lease	Corporate		Consolidated
Revenues:
Hotel operating revenues	$117,356	$—	$—		$117,356
Rental income	1,992	95,592	—		97,584
Total revenues	119,348	95,592	—		214,940

Expenses:
Hotel operating expenses	46,957	—	—		46,957
Other operating expenses	—	3,565	—		3,565
Depreciation and amortization	67,898	59,529	—		127,427
General and administrative	—	—	11,302		11,302
Loss on asset impairment	22,361	6,153	—		28,514
Total expenses	137,216	69,247	11,302		217,765

Loss on sale of real estate, net	—	(2,853)	—		(2,853)
Gain on insurance settlement	62,386	—	—		62,386
Unrealized gains on equity securities, net	—	—	3,848		3,848
Interest income	15	—	—		15
Interest expense	—	—	(72,072)		(72,072)
Loss on early extinguishment of debt	—	—	(6,970)		(6,970)
Income (loss) before income taxes and equity in losses of an investee	44,533	23,492	(86,496)		(18,471)
Income tax expense	—	—	(16,660)		(16,660)
Equity in losses of an investee	(2,218)	—	—		(2,218)
Net income (loss)	$42,315	$23,492	$(103,156)		$(37,349)

	For the Six Months Ended June 30, 2020
	Hotels	Net Lease	Corporate		Consolidated
Revenues:
Hotel operating revenues	$500,859	$—	$—		$500,859
Rental income	2,573	195,284	—		197,857
Total revenues	503,432	195,284	—		698,716

Expenses:
Hotel operating expenses	318,105	—	—		318,105
Other operating expenses	—	7,324	—		7,324
Depreciation and amortization	135,438	119,915	—		255,353
General and administrative	—	—	25,326		25,326
Loss on asset impairment	22,361	22,893	—		45,254
Total expenses	475,904	150,132	25,326		651,362

Loss on sale of real estate, net	—	(9,764)	—		(9,764)
Gain on insurance settlement	62,386	—	—		62,386
Unrealized loss on equity securities, net	—	—	(1,197)		(1,197)
Interest income	162	—	115		277
Interest expense	—	—	(143,147)		(143,147)
Loss on early extinguishment of debt	—	—	(6,970)		(6,970)
Income (loss) before income taxes and equity in losses of an investee	90,076	35,388	(176,525)		(51,061)
Income tax expense	—	—	(17,002)		(17,002)
Equity in losses of an investee	(2,936)	—	—		(2,936)
Net income (loss)	$87,140	$35,388	$(193,527)		$(70,999)

	As of December 31, 2020
	Hotels	Net Lease	Corporate		Consolidated
Total assets	$4,846,410	$3,721,418	$119,491	`	$8,687,319
Note 12. Fair Value of Assets and Liabilities
The table below presents certain of our assets carried at fair value at June 30, 2021, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Recurring Fair Value Measurement Assets:
Investment in TA (Level 1) (1)	$34,643	$34,643	$38,624	$38,624
Non-Recurring Fair Value Measurement Assets:
Assets of properties held for sale (Level 2) (2)	$4,259	$4,259	$13,543	$13,543

(1)As of June 30, 2021 and December 31, 2020, we owned 1,184,797 shares of TA common stock, which are included in other assets in our condensed consolidated balance sheets and reported at fair value based on quoted market prices (Level 1 inputs). Our historical cost basis for these shares was $24,418 as of both June 30, 2021 and December 31, 2020. We recorded unrealized gains of $2,500 and $3,848 during the three months ended June 30, 2021 and 2020, respectively, and unrealized losses of $3,981 and $1,197 during the six months ended June 30, 2021 and 2020, respectively, to adjust the carrying value of our investment in shares of TA common stock to its fair value.

(2)As of June 30, 2021, we owned eight net lease properties located in six states with an aggregate carrying value of $4,259 classified as held for sale. These properties are recorded at their estimated fair value less costs to sell based on information derived from offers received from prospective buyers of the properties (Level 2 inputs as defined in the fair value hierarchy under GAAP). We recorded a $899 loss on asset impairment during the three months ended June 30, 2021 to reduce the carrying value of three of these properties to their estimated fair value less costs to sell. As of December 31, 2020, we owned five hotels in four states with an aggregate carrying value of $10,699 and six net lease properties located in six states with an aggregate carrying value of $2,844 classified as held for sale.

In addition to the assets included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, revolving credit facility and senior notes. At June 30, 2021 and December 31, 2020, the fair values of these additional financial instruments approximated their carrying values in our condensed consolidated balance sheets due to their short-term nature or floating interest rates, except as follows:

	June 30, 2021		December 31, 2020
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Senior Unsecured Notes, due 2022 at 5.00%	$498,638	$509,700	$498,032	$510,285
Senior Unsecured Notes, due 2023 at 4.50%	499,678	513,763	499,596	505,280
Senior Unsecured Notes, due 2024 at 4.65%	348,903	357,469	348,700	347,893
Senior Unsecured Notes, due 2024 at 4.35%	820,281	835,176	819,546	819,328
Senior Unsecured Notes, due 2025 at 4.50%	347,462	349,309	347,118	346,462
Senior Unsecured Notes, due 2025 at 7.50%	790,173	908,460	789,006	926,404
Senior Unsecured Notes, due 2026 at 5.25%	344,777	356,605	344,212	354,996
Senior Unsecured Notes, due 2026 at 4.75%	446,821	444,503	446,515	448,506
Senior Unsecured Notes, due 2027 at 4.95%	395,782	400,332	395,405	404,328
Senior Unsecured Notes, due 2027 at 5.50%	442,837	479,689	442,370	491,918
Senior Unsecured Notes, due 2028 at 3.95%	392,483	378,184	391,908	388,146
Senior Unsecured Notes, due 2029 at 4.95%	418,498	419,575	418,102	430,064
Senior Unsecured Notes, due 2030 at 4.375%	390,221	383,294	389,656	388,292
Total financial liabilities	$6,136,554	$6,336,059	$6,130,166	$6,361,902
(1)Carrying value includes unamortized discounts and premiums and issuance costs.
At June 30, 2021 and December 31, 2020, we estimated the fair values of our senior notes using an average of the bid and ask price of our then outstanding issuances of senior notes (Level 2 inputs).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2020 Annual Report.
Overview (dollar amounts in thousands, except share amounts and per-room hotel data)
We are a REIT organized under the laws of the State of Maryland. As of June 30, 2021, we owned 1,100 properties in 47 states, the District of Columbia, Canada and Puerto Rico.
Business Environment and Outlook. Since March 2020, the lodging industry and other industries in which our managers and tenants operate have been adversely impacted by the COVID-19 global pandemic, along with federal, state and local government mandates intended to contain and mitigate the spread of COVID-19 and market reactions to the pandemic. The effects of COVID-19 continue to have a significant negative impact on our results of operations, financial position and cash flow. Although lodging demand improved during the second quarter of 2021 when compared to 2020 levels, we cannot predict with certainty when business levels may return to historical levels. We currently expect that the recovery with respect to business transient and group business will be gradual and likely inconsistent. We currently expect the recovery of the U.S. hospitality industry to be a multi-year process and to remain uneven. In addition, consumer confidence and lodging demand will continue to be affected by unemployment, perceptions of the safety of returning to normal activities, the continued use of video conferencing technologies rather than in person meetings and broader macroeconomic trends. For more information and risks relating to the COVID-19 pandemic on us and our business, see Part I, Item 1, “Business—Impact of COVID-19” and Part I, Item 1A, “Risk Factors”, of our 2020 Annual Report. Our manager, RMR LLC, has taken various actions in response to the COVID-19 pandemic to address its operating and financial impact on us. In addition, we are continuing to closely monitor the impact of the COVID-19 pandemic on all aspects of our business. For more information regarding these actions and monitoring activities, see our 2020 Annual Report.
Management agreements and leases. At June 30, 2021, we owned 304 hotels operated under six agreements. We leased these hotels to our wholly owned TRSs that are managed by hotel operating companies. We own 796 service-oriented properties with 171 tenants subject to “triple net” leases, where the tenants are generally responsible for the payment of operating expenses and capital expenditures. Our condensed consolidated statements of income (loss) include hotel operating revenues and hotel operating expenses from our managed hotels and rental income and other operating expenses from our leased hotels and net lease properties.
In February and March 2021, we transitioned the branding and management of 88 hotels to Sonesta from Marriott and, in June 2021, we transitioned the branding and management of five hotels to Sonesta from Hyatt. For further information regarding these transfers, see Note 5 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
On June 7, 2021, we and Hyatt amended our Hyatt agreement. Under the amended agreement, Hyatt will continue to manage 17 of the 22 hotels we own for a 10-year term effective April 1, 2021. For further information regarding our Hyatt agreement, see Note 5 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We and Radisson are currently in discussions regarding possible changes to our Radisson agreement that may result in some or all of the hotels remaining Radisson managed. However, if such discussions do not result in a mutually acceptable agreement for Radisson to continue to manage some or all of these hotels, we expect to transition management of those hotels to Sonesta. For further information on our Radisson and Sonesta agreements, see Notes 5 and 9 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Hotel Portfolio. As of June 30, 2021, we owned 304 hotels. In the second quarter of 2021, the U.S. hotel industry generally realized increases in average daily rate, or ADR, revenue per available room, or RevPAR, and occupancy compared to 2020. During the quarter ended June 30, 2021, our 304 hotels that we owned as of June 30, 2021 produced aggregate quarter over quarter increases in ADR, RevPAR and occupancy. The following table provides a summary of these revenue metrics for the periods presented which we believe are key indicators of performance at our hotels.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change		2021	2020	Change
All Hotels
No. of hotels	304	304	—		304	304	—
No. of rooms or suites	48,439	48,439	—		48,439	48,439	—
Occupancy	56.6%	27.6%	29.0	pts	48.3%	42.2%	6.1	pts
ADR	$100.72	$85.52	17.8%		$95.54	$112.43	(15.0)%
RevPAR	$57.01	$23.60	141.5%		$46.15	$47.45	(2.7)%
Comparable hotels data. We present RevPAR, ADR and occupancy for the periods presented on a comparable basis to facilitate comparisons between periods. We generally define comparable hotels as those that were owned by us and were open and operating for the entire periods being compared. For the three months ended June 30, 2021 and 2020, our comparable results exclude 21 hotels that had suspended operations during part of the periods presented. For the six months ended June 30, 2021 and 2020, SVC’s comparable results exclude 22 hotels that had suspended operations during part of the periods presented. The following table provides a summary of these revenue metrics for the periods presented.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Change		2021	2020	Change
Comparable Hotels
No. of hotels	283	283	—		282	282	—
No. of rooms or suites	42,414	42,414	—		42,292	42,292	—
Occupancy	57.9%	30.6%	27.3	pts	49.6%	44.2%	5.4	pts
ADR	$92.59	$84.61	9.4%		$89.13	$106.21	(16.1)%
RevPAR	$53.61	$25.89	107.1%		$44.21	$46.94	(5.8)%
We believe these results are primarily due to the improved lodging fundamentals in the current year periods and disruption and displacement at certain of our hotels as a result of the COVID-19 pandemic that negatively affected results in the prior year periods.
Net Lease Portfolio. As of June 30, 2021, we owned 796 net lease service-oriented retail properties with 13,440,784 square feet leased to 171 tenants subject to “triple net” leases (where the tenants are responsible for payments of operating expenses and capital expenditures) requiring annual minimum rent of $371,907. Our net lease portfolio was 98.5% occupied as of June 30, 2021 with a weighted (by annual minimum rent) lease term of 10.5 years, operating under 130 brands in 21 distinct industries. TA is our largest tenant. As of June 30, 2021, we leased 179 travel centers to TA under five master leases that expire between 2029 and 2035 and require annual minimum rents of $246,110.
Additional details of our hotel operating agreements and our net lease agreements are set forth in Notes 5 and 9 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the tables and notes thereto below.
Acquisitions and Dispositions. In March 2021, we acquired a land parcel adjacent to a property we own in Nashville, TN for a purchase price of $7,709, including acquisition related costs.
During the six months ended June 30, 2021, we sold six hotels with 576 rooms for $32,016, excluding closing costs, and three net lease properties with 38,041 square feet for $2,035, excluding closing costs.

Results of Operations (dollar amounts in thousands, except share amounts)
Three Months Ended June 30, 2021 compared to the Three Months Ended June 30, 2020
Transition costs

	For the Three Months Ended June 30,
			Increase	% Increase
	2021	2020	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$280,135	$117,356	$162,779	138.7%
Rental income - hotels	245	1,992	(1,747)	(87.7)%
Rental income - net lease	95,556	95,592	(36)	—%
Total revenues	375,936	214,940	160,996	74.9%

Expenses:
Hotel operating expenses	243,183	46,957	196,226	417.9%
Other operating expenses	3,904	3,565	339	9.5%
Depreciation and amortization - hotels	66,582	67,898	(1,316)	(1.9)%
Depreciation and amortization - net lease	55,095	59,529	(4,434)	(7.4)%
Total depreciation and amortization	121,677	127,427	(5,750)	(4.5)%
General and administrative	13,952	11,302	2,650	23.4%
Transaction related costs	6,151	—	6,151	n/m
Loss on asset impairment	899	28,514	(27,615)	(96.8)%
Total expenses	389,766	217,765	172,001	79.0%

Other operating income:
Gain (Loss) on sale of real estate, net	10,849	(2,853)	13,702	480.3%
Gain on insurance settlement	—	62,386	(62,386)	(100.0)%
Unrealized gain on equity securities, net	2,500	3,848	(1,348)	(35.0)%
Interest income	225	15	210	n/m
Interest expense	(91,378)	(72,072)	(19,306)	(26.8)%
Loss on early extinguishment of debt	—	(6,970)	6,970	100.0%
Loss before income taxes and equity in earnings (losses) of an investee	(91,634)	(18,471)	(73,163)	(396.1)%
Income tax expense	(211)	(16,660)	16,449	98.7%
Equity in earnings (losses) of an investee	735	(2,218)	2,953	133.1%
Net loss	$(91,110)	$(37,349)	$(53,761)	(143.9)%

Weighted average shares outstanding (basic and diluted)	164,506	164,382	124	0.1%

Net loss per common share (basic and diluted)	$(0.55)	$(0.23)	$(0.32)	(139.1)%
References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended June 30, 2021, compared to the three months ended June 30, 2020.
Hotel operating revenues. The increase in hotel operating revenues is primarily as a result of higher occupancies at certain of our hotels in the 2021 period and the negative impact the COVID-19 pandemic had on our hotels in the 2020 period ($168,408), partially offset by the sale of certain hotels since April 1, 2020 ($5,629). Additional operating statistics of our hotels are included in the table on page 29.
Rental income - hotels. The decrease in rental income – hotels is primarily the result of the conversion of one hotel from a leased to managed property during 2020.
Rental income - net lease. The decrease in rental income - net lease is primarily the result of certain vacancies and lease restructurings ($2,885) and the sale of certain net lease properties since April 1, 2020 ($898), partially offset by of lower reserves for uncollectible rents in the 2021 period ($3,819).

Hotel operating expenses. The increase in hotel operating expenses is a result of an increase in occupancy at certain managed hotels ($60,867), an increase in wages and benefits ($24,422) and a decrease in the amount of guaranty and security deposit utilization under certain of our hotel management agreements ($115,848), partially offset by the sale of certain hotels since April 1, 2020 ($4,911). Hotel operating expenses were decreased by $5,306 and $121,155 during the three months ended June 30, 2021 and 2020, respectively, as a result of such guaranty and security deposit utilization.
Other operating expenses. The increase in other operating expenses is primarily the result of higher carrying costs at vacant properties.
Depreciation and amortization - hotels. The decrease in depreciation and amortization - hotels is a result of certain of our depreciable assets becoming fully depreciated since April 1, 2020 ($4,006) and the sale of certain hotels since April 1, 2020 ($1,591), partially offset by an increase in depreciation expense from capital improvements made since April 1, 2020 ($4,281).
Depreciation and amortization - net lease. The decrease in depreciation and amortization - net lease is a result of our net lease dispositions since April 1, 2020 ($3,668) and certain of our depreciable assets becoming fully depreciated since April 1, 2020 ($766).
General and administrative. The increase in general and administrative costs is primarily due to an increase in business management fees as a result of an increase in market capitalization ($2,331) and professional service expenses ($319) in the 2021 period.
Transaction related costs. Transaction related costs for the three months ended June 30, 2021 includes $3,700 of working capital we previously funded under our Hyatt agreement as a result of the amount no longer expected to be recoverable, $1,110 of legal costs related to the arbitration claim against Marriott and $1,341 of costs related to the rebranding of certain hotels.
Loss on asset impairment. We recorded a $899 loss on asset impairment during the three months ended June 30, 2021 to reduce the carrying value of three net lease properties to their estimated fair value less costs to sell and a $28,514 loss on asset impairment during the three months ended June 30, 2020 to reduce the carrying value of 17 hotels and four net lease properties to their estimated fair value less costs to sell.
Gain (loss) on sale of real estate, net. We recorded a $10,849 net gain on sale of real estate during the three months ended June 30, 2021 in connection with the sale of six hotels and two net lease properties and a $2,853 net loss on sale of real estate during the three months ended June 30, 2020 in connection with the sales of four net lease properties.
Gain on insurance settlement. We recorded a $62,386 gain on insurance settlement during the three months ended June 30, 2020 for insurance proceeds received for our then leased hotel in San Juan, PR related to Hurricane Maria. Under GAAP, we were required to increase the building basis of this hotel for the amount of the insurance proceeds.
Unrealized gain on equity securities, net. Unrealized gain on equity securities, net represents the adjustment required to adjust the carrying value of our investment in shares of TA common stock to its fair value as of June 30, 2021 and 2020.
Interest income. The increase in interest income is due to higher average cash balances during the 2021 period.
Interest expense. The increase in interest expense is due to higher average outstanding borrowings and a higher weighted average interest rate in the 2021 period.
Loss on early extinguishment of debt. Loss on early extinguishment of debt represents costs incurred in 2020 for our repurchase of certain unsecured senior notes.
Income tax expense. We recognized lower income taxes during the 2021 period primarily due to a decrease in the amount of state and foreign sourced income subject to income taxes. We recorded a $15,650 deferred tax liability as a result of the book value to tax basis difference related to the accounting of an insurance settlement during the three months ended June 30, 2020.
Equity in earnings (losses) of an investee. Equity in earnings (losses) of an investee represents our proportionate share of the earnings and losses of Sonesta.
Net loss. Our net loss and net loss per common share (basic and diluted) each increased in the 2021 period compared to the 2020 period primarily due to the revenue and expense changes discussed above.

Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020

	For the Six Months Ended June 30,
			Increase	% Increase
	2021	2020	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$449,088	$500,859	$(51,771)	(10.3)%
Rental income - hotels	701	2,573	(1,872)	(72.8)%
Rental income - net lease portfolio	187,317	195,284	(7,967)	(4.1)%
Total revenues	637,106	698,716	(61,610)	(8.8)%

Expenses:
Hotel operating expenses	438,536	318,105	120,431	37.9%
Other operating expenses	7,321	7,324	(3)	n/m
Depreciation and amortization - hotels	134,707	135,438	(731)	(0.5)%
Depreciation and amortization - net lease portfolio	111,338	119,915	(8,577)	(7.2)%
Total depreciation and amortization	246,045	255,353	(9,308)	(3.6)%
General and administrative	26,609	25,326	1,283	5.1%
Transaction related costs	25,785	—	25,785	n/m
Loss on asset impairment	2,110	45,254	(43,144)	95.3%
Total expenses	746,406	651,362	95,044	14.6%

Other operating income:
Gain (loss) on sale of real estate, net	10,840	(9,764)	20,604	211.0%
Gain on insurance settlement	—	62,386	(62,386)	(100.0)%
Unrealized loss on equity securities, net	(3,981)	(1,197)	(2,784)	(232.6)%
Interest income	282	277	5	1.8%
Interest expense	(180,769)	(143,147)	(37,622)	(26.3)%
Loss on early extinguishment of debt	—	(6,970)	6,970	100.0%
Income before income taxes and equity in losses of an investee	(282,928)	(51,061)	(231,867)	n/m
Income tax expense	(1,064)	(17,002)	15,938	n/m
Equity in losses of an investee	(2,108)	(2,936)	828	n/m
Net loss	$(286,100)	$(70,999)	$(215,101)	n/m

Weighted average shares outstanding (basic and diluted)	164,502	164,376	126	0.1%

Net loss per common share (basic and diluted)	$(1.74)	$(0.43)	$(1.31)	n/m
References to changes in the income and expense categories below relate to the comparison of consolidated results for the six months ended June 30, 2021, compared to the six months ended June 30, 2020.
Hotel operating revenues. The decrease in hotel operating revenues is a result of decreased occupancies at certain of our managed hotels primarily as a result of the impact of the COVID-19 pandemic starting in March 2020 ($37,718) and the sale of certain of our hotels since January 1, 2020 ($14,053). Additional operating statistics of our hotels are included in the table on page 29.
Rental income - hotels. The decrease in rental income - hotels is primarily a result of the conversion of one hotel from a leased to managed property during 2020.
Rental income - net lease portfolio. The decrease in rental income - net lease is primarily the result of the sale of properties since January 1, 2020 ($4,765), rent adjustments and restructuring and a decrease in below market lease revenue amortizations ($2,849) and certain tenant vacancies ($353).

Hotel operating expenses. The increase in hotel operating expenses is primarily as a result of a decrease in the amount of guaranty and security deposit utilization under certain of our hotel management agreements ($175,962), partially offset by a decrease in hotel operating expenses as a result of a decrease in occupancy at certain managed hotels primarily as a result of the COVID-19 pandemic ($49,361), a decrease in wage and benefit costs, sales and marketing expenses at certain of our managed hotels ($3,746), and a decrease in real estate taxes at certain of our hotels ($2,424). Hotel operating expenses were decreased by $15,696 and $191,661 during the six months ended June 30, 2021 and 2020, respectively, as a result of such guaranty and security deposit utilization.
Other operating expenses. The decrease in other operating expenses is primarily the result of sale of certain net lease properties since January 1, 2020.
Depreciation and amortization - hotels. The decrease in depreciation and amortization - hotels is a result of certain of our depreciable assets becoming fully depreciated since January 1, 2020 ($8,371) and our hotel dispositions since January 1, 2020 ($3,030), partially offset by depreciation and amortization of improvements acquired with funds from our FF&E reserves or directly funded by us since January 1, 2020 ($10,670).
Depreciation and amortization - net lease portfolio. The decrease in depreciation and amortization - net lease portfolio is a result of the depreciation and amortization of properties that were sold since January 1, 2020 ($7,024) and by certain of our depreciable assets becoming fully depreciated since January 1, 2020 ($1,553).
General and administrative. The increase in general and administrative costs is primarily due to higher business management fees as a result of increase in our market capitalization ($2,070), partially offset by lower professional fees ($787) in the 2021 period.
Transaction related costs. Transaction related costs for the six months ended June 30, 2021 includes $3,700 of working capital we previously funded under our Hyatt agreement as a result of the amount no longer expected to be recoverable, $2,257 of legal costs related to the arbitration claim against Marriott and $19,828 of costs related to rebranding certain hotels.
Loss on asset impairment. We recorded a $2,110 loss on asset impairment during the six months ended June 30, 2021 to reduce the carrying value of five net lease properties to their estimated fair value less costs to sell. We recorded a $45,254 loss on asset impairment during the six months ended June 30, 2020 to reduce the carrying value of 17 hotels and six net lease properties to their estimated fair value.
Gain (loss) on sale of real estate, net. We recorded a $10,840 net gain on sale of real estate in the 2021 period in connection with the sales of six hotels and three net lease properties and a $9,764 net loss on sale of real estate in connection with the sales of ten net lease properties during the six months ended June 30, 2020.
Gain on insurance settlement. In the 2020 period we recorded a $62,386 gain on insurance settlement as a result of insurance proceeds received for our then leased hotel in San Juan, PR related to Hurricane Maria.
Unrealized loss on equity securities, net. Unrealized loss on equity securities, net represents the adjustment required to adjust the carrying value of our investment in shares of TA common stock to its fair value as of June 30, 2021 and 2020.
Interest income. The increase in interest income is due to higher average cash balances during the 2021 period.
Interest expense. The increase in interest expense is due to higher average outstanding borrowings and weighted average interest rates in the 2021 period.
Loss on early extinguishment of debt. Loss on early extinguishment of debt represents losses incurred in the 2020 period for our repurchase of certain unsecured senior notes.
Income tax expense. We recorded a $15,650 deferred tax liability as a result of the book value to tax basis difference related to the accounting of an insurance settlement in the 2020 period.
Equity in earnings (losses) of an investee. Equity in earnings (losses) of an investee represents our proportionate share of the earnings (losses) of Sonesta.
Net loss. Our net loss and net loss per common share (basic and diluted) each increased in the 2021 period compared to the 2020 period primarily due to the revenue and expense changes discussed above.

Liquidity and Capital Resources (dollar amounts in thousands, except share amounts)
Our Managers and Tenants
As of June 30, 2021, 304 of our hotels were managed by five hotel operating companies pursuant to six combination portfolio agreements. Our 796 net lease properties were leased to 171 tenants as of June 30, 2021. The costs of operating and maintaining our properties are generally paid by the hotel managers as agents for us or by our tenants for their own account. Our hotel managers and tenants derive their funding for property operating expenses and for returns and rents due to us generally from property operating revenues and, to the extent that these parties themselves fund our minimum returns and rents, from their separate resources. As of June 30, 2021, our hotel managers included Sonesta (261 hotels), Hyatt (17 hotels), Radisson (nine hotels), Marriott (16 hotels) and IHG (one hotel). TA is our largest tenant (179 travel centers).
The COVID-19 pandemic has had a material and adverse effect on the lodging and service industries and on our hotel managers’ and tenants’ businesses, which may reduce their ability or willingness to pay us our minimum returns and rents, increase the likelihood they will default in paying us returns and rent and reduce the value of those properties. We continue to carefully monitor the effects of the COVID-19 pandemic and its impact on our operators and our other stakeholders.
As of January 1, 2021, Marriott managed 105 of our hotels under agreements we had terminated in 2020 for Marriott’s failure to pay the cumulative shortfall between the payments we had received and 80% of the cumulative priority returns due to us in accordance with the agreement. We transitioned the branding and management of 88 Marriott hotels to Sonesta in February 2021 and March 2021. We sold one Marriott hotel in April 2021. As of June 30, 2021, Marriott managed 16 of our hotels. For further information regarding this sale, see the Notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We are in arbitration proceedings with Marriott regarding, among other things, the timing and characterization of certain payments made to us, including Marriott’s assertion that we are required to refund $19,120 of minimum return advances made to us in 2020, and the validity of the timing of the termination of the Marriott agreements, including an exit hotel agreement which, if not terminated, would require us to sell the 16 hotels encumbered with a Marriott brand. We are also seeking repayment of certain working capital advances we made to Marriott during 2020. We have entered an agreement with Marriott regarding the 16 hotels noted above, pursuant to which we agreed to have these hotels remain Marriott branded hotels until the arbitration is resolved.
On June 7, 2021, we and Hyatt amended our Hyatt agreement. Under the amended agreement, Hyatt will continue to manage 17 of the 22 hotels we own for a 10-year term effective April 1, 2021. The agreement sets our annual minimum return at $12,000, and Hyatt provided us with a new $30,000 limited guarantee for 75% of the aggregate annual minimum returns due to us beginning in 2023. Under the amended agreement a management fee of 5% of gross room revenues payable to Hyatt will be an operating cost paid senior to our minimum return. Hyatt may also earn a 20% incentive management fee after payment of our annual minimum return and reimbursement of certain advances, if any. We also agreed to fund approximately $50,000 of renovations that are expected to be completed by the end of 2022. We transitioned the branding and management of the remaining five hotels to Sonesta in June 2021.
During the three months ended June 30, 2021, we entered into rent deferral agreements for $1,121 of rent with two net lease tenants. We had $10,564 of deferred rents outstanding related to 35 tenants who represent approximately 2.9% of our annualized rental income of our net lease retail portfolio as of June 30, 2021. Generally, these rent deferrals are payable by the tenants over a 12 months to 24 months period. We may receive additional similar requests in the future, and we may determine to grant additional relief in the future, which may vary from the type of relief we have granted to date, and could include more substantial relief, if we determine it prudent or appropriate to do so. In addition, if any of our tenants are unable to continue as going concerns as a result of the current economic conditions or otherwise, we will experience a reduction in rents received and we may be unable to find suitable replacement tenants for an extended period or at all and the terms of our leases with those replacement tenants may not be as favorable to us as the terms of our agreements with our existing tenants. As a result of these uncertainties surrounding the COVID-19 pandemic and the duration and extent of the resulting economic conditions, we are unable to determine what the ultimate impact will be on our tenants and their ability and willingness to pay us rent and any additional impact this pandemic will have on our future cash flows. During the three months ended June 30, 2021 and 2020, we recorded reserves for uncollectible rents of $1,176 and $4,995, respectively, and for the six months ended June 30, 2021 and 2020, we recorded reserves for uncollectible rents of $5,960 and $5,905, respectively, based on our assessment of whether amounts due under certain tenants’ leases are probable of collection. We had reserves for uncollectible rents of $23,786 and $18,230 as of June 30, 2021 and December 31, 2020, respectively.

We define net lease coverage as earnings before interest, taxes, depreciation, amortization and rent, or EBITDAR, divided by the annual minimum rent due to us weighted by the minimum rent of the property to total minimum rents of the net lease portfolio. EBITDAR amounts used to determine rent coverage are generally for the latest twelve month period reported based on the most recent operating information, if any, furnished by the tenant. Operating statements furnished by the tenant often are unaudited and, in certain cases, may not have been prepared in accordance with GAAP and are not independently verified by us. Tenants that do not report operating information are excluded from the coverage calculations. In instances where we do not have financial information for our portion of the measurement period from our tenants, we have calculated an implied EBITDAR for the period using industry benchmark data to more accurately reflect the impact of COVID-19 on our tenants’ operations. We believe using only financial information from the earlier periods could be misleading as it would not reflect the negative impact those tenants experienced as a result of the COVID-19 pandemic. As a result, we believe using this industry benchmark data provides a more accurate estimated representation of recent operating results and coverage for those tenants. Our net lease properties generated coverage of 2.29x and 2.16x as of June 30, 2021 and 2020, respectively.
Our Operating Liquidity and Capital Resources
Our principal sources of funds to meet operating and capital expenses, debt service obligations and distributions to our shareholders are minimum returns and rents from our hotels and net lease portfolio and borrowings under our revolving credit facility. We receive minimum returns and rents from our managers and tenants monthly. We may receive additional returns, percentage rents and our share of the operating profits of our managed hotels after payment of management fees and other deductions, if any, either monthly or quarterly, and these amounts are usually subject to annual reconciliations. We believe we have sufficient liquidity to withstand the current decline in operating cash flow, fund our capital expenditures, pay debt service obligations and make distributions to our shareholders for the next twelve months and for the foreseeable future thereafter. However, our managers and tenants may become further or increasingly unable or unwilling to pay minimum returns and rents to us when due as a result of current economic conditions and, as a result, our revenue, cash flow, and net income could decline. Under the challenging operating environment posed by the COVID-19 pandemic and the slowdown in U.S. economic activity and lodging demand beginning in March 2020, we have taken steps to preserve liquidity by drawing down the remaining capacity on our $1,000,000 revolving credit facility, maintaining our quarterly distribution to our shareholders at $0.01 per share, which we expect to continue at that rate for the foreseeable future, subject to applicable REIT tax requirements, by selectively making capital expenditures, and by continuing to work with our hotel operators to reduce hotel operating expenses. We intend to use available cash in the near term predominantly to fund any operating losses at our hotels, to pay corporate expenses, including debt service, fund capital expenditures, and to pay distributions to our shareholders. As of June 30, 2021, we were not in compliance with one of our debt covenants necessary to incur additional debt, and as a result, we will not be able to incur additional debt until we meet the required covenant level. We may access equity markets or seek other sources of capital if favorable conditions exist for us in order to enhance our liquidity, reduce debt and to fund cash needs.
The following is a summary of our sources and uses of cash flows for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	2021	2020
Cash and cash equivalents and restricted cash at the beginning of the period	$91,456	81,259
Net cash provided by (used in):
Operating activities	(21,206)	48,797
Investing activities	(65,218)	(74,760)
Financing activities	911,593	(5,438)
Cash and cash equivalents and restricted cash at the end of the period	$916,625	$49,858
The change from cash flows provided by operating activities in the 2020 period to cash flows used in operating activities in the 2021 period is primarily due to lower returns earned from our hotel portfolio and higher interest expense in the 2021 period. The decrease in cash flows used in investing activities in the 2021 period is primarily due to a decrease in hotel managers’ purchases with restricted cash and a decrease in real estate dispositions in the 2021 period, partially offset by an investment in Sonesta we made in the 2021 period and our receipt of a hotel manager’s deposit of insurance proceeds into restricted cash during the 2020 period. The increase in cash provided by financing activities for the 2021 period as compared to the prior year period is primarily due to a draw down of the remaining capacity on our $1,000,000 revolving credit facility, a decrease in net senior notes issuances and lower common share distributions compared to the 2020 period.

We maintain our qualification for taxation as a REIT under the IRC by meeting certain requirements. We lease 304 hotels to our wholly owned TRSs that are managed by hotel operating companies. As a REIT, we do not expect to pay federal income taxes on the majority of our income; however, the income realized by our TRSs in excess of the rent they pay to us is subject to U.S. federal income tax at corporate income tax rates. In addition, the income we receive from our hotels in Canada and Puerto Rico is subject to taxes in those jurisdictions and we are subject to taxes in certain states where we have properties despite our qualification for taxation as a REIT.
Our Investment and Financing Liquidity and Capital Resources
Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. We own all the FF&E escrows for our hotels. During the six months ended June 30, 2021, our hotel managers and tenants deposited $1,469 to these accounts and spent $22,959 from the FF&E reserve escrow accounts to renovate and refurbish our hotels. As of June 30, 2021, there was $1,295 on deposit in these escrow accounts, which was held directly by us and is reflected in our condensed consolidated balance sheets as restricted cash. As a result of the COVID-19 pandemic and the adverse impact on the lodging industry and our properties, we and certain of our hotel operators agreed to temporarily suspend the required contribution to our FF&E reserves under certain of our agreements. As a result, less cash will be available to us to fund future capital improvements and we may be required to provide additional fundings that may have otherwise been available in escrowed FF&E reserves. Such fundings are unlikely to materially increase in the near term above what we currently expect, as reduced occupancies are resulting in less usage and less wear and tear of our properties.
Our hotel operating agreements generally provide that, if necessary, we may provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. During the six months ended June 30, 2021, capital improvements in excess of FF&E reserves available to our hotels were $53,431. We currently expect to fund $100,000 for capital improvements to certain hotels during the last six months of 2021 using cash on hand.
Our net lease portfolio leases do not require FF&E escrow deposits. However, tenants under these leases are required to maintain the leased properties, including structural and non-structural components. Tenants under certain of our net lease portfolio leases, including TA, may request that we purchase qualifying capital improvements to the leased facilities in return for minimum rent increases or we may agree to provide allowances for tenant improvements upon execution of new leases or when renewing our existing leases. We funded $227 of capital improvements to properties under these lease provisions during the six months ended June 30, 2021. Tenants are not obligated to request and we are not obligated to purchase any such improvements. As of June 30, 2021, we had $4,470 of unspent leasing-related obligations related to certain net lease tenants.
In March 2021, we funded a $25,443 capital contribution to Sonesta related to its acquisition of Red Lion Hotels Corporation using cash on hand.
In March 2021, we acquired a parcel of land adjacent to a property we own in Nashville, TN for a purchase price of $7,709 using cash on hand, including acquisition related costs of $109.
During the six months ended June 30, 2021, we sold six hotels with an aggregate of 576 rooms for net proceeds of $31,214 in two separate transactions and we also sold three net lease properties with 38,041 square feet for net proceeds of $1,914. We used the net proceeds from these sales to repay amounts outstanding under our revolving credit facility and for general business purposes.
We are currently marketing for sale 69 Sonesta branded hotels (46 extended stay hotels with 5,404 keys, 19 select service hotels with 2,461 keys and four full service hotels with 1,098 keys) located in 27 states with an aggregate net carrying value of $627,302 as of June 30, 2021. We expect these sales to be completed by the end of the first quarter of 2022. We also entered into agreements to sell four net lease properties with an aggregate of 20,712 square feet and an aggregate carrying value of $1,678 for an aggregate sales price of $2,165, excluding closing costs. We currently expect these sales to be completed by the end of the third quarter of 2021. We expect to use the net sales proceeds from these sales for general business purposes or to repay debt.
During the six months ended June 30, 2021, we declared and paid regular quarterly distributions to common shareholders using cash on hand as follows:

Declaration Date	Record Date	Paid Date	Dividend Per Common Share	Total Distributions
January 14, 2021	January 25, 2021	February 18, 2021	$0.01	$1,648
April 15, 2021	April 26, 2021	May 20, 2021	0.01	1,648
			$0.02	$3,296
On July 15, 2021, we declared a regular quarterly distribution to common shareholders of record on July 26, 2021 of $0.01 per share, or $1,648. We expect to pay this amount on or about August 19, 2021 using cash on hand.
In order to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $1,000,000 revolving credit facility which is governed by a credit agreement with a syndicate of institutional lenders. The maturity date of our revolving credit facility is July 15, 2022, and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to extend the maturity date of this facility by two additional six-month periods. We are required to pay interest at the rate of LIBOR plus a premium, which was 235 basis points per annum, subject to a LIBOR floor of 0.50% at June 30, 2021, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 30 basis points per annum at June 30, 2021. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, subject to meeting certain financial covenants, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of June 30, 2021, the annual interest rate payable on borrowings under our revolving credit facility was 2.85%. On January 19, 2021, we borrowed $972,793 under our revolving credit facility as a precautionary measure to preserve financial flexibility. As of June 30, 2021, we were fully drawn under our $1,000,000 revolving credit facility and remain fully drawn as of August 4, 2021.
We and our lenders amended our credit agreement governing our $1,000,000 revolving credit facility in 2020. Among other things, the amendments waived all of the then existing financial covenants through the Waiver Period. As a result of the amendments, among other things:
•we pledged certain equity interests of subsidiaries owning properties and provided first mortgage liens on 74 properties owned by certain of the pledged subsidiaries with an undepreciated book value of $1,834,420 as of June 30, 2021 to secure our obligations under the credit agreement;

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

Our term debt maturities (other than our revolving credit facility) as of June 30, 2021 were as follows:

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
Our ability to complete, and the costs associated with, future debt transactions depends primarily upon credit market conditions and our then perceived creditworthiness. We have no control over market conditions. Our credit ratings depend upon evaluations by credit rating agencies of our business practices and plans, including our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity capital market conditions and our ability to conduct our business to maintain and grow our operating cash flows. We intend to conduct our business activities in a manner which will afford us reasonable access to capital for investment and financing activities. However, as discussed elsewhere in this Quarterly Report on Form 10-Q, the continued duration and severity of the current economic conditions resulting from the COVID-19 pandemic are uncertain and may have various negative consequences on us and our operations including a decline in financing availability and increased costs for financing. Further, such conditions could also disrupt the capital markets generally and limit our access to financing from public sources or on favorable terms, particularly if the global financial markets experience significant disruptions.
Off Balance Sheet Arrangements
As of June 30, 2021, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Debt Covenants
Our debt obligations at June 30, 2021 consisted of outstanding borrowings under our $1,000,000 revolving credit facility and $6,200,000 of publicly issued term debt. Our publicly issued term debt is governed by our indentures and related supplements. These indentures and related supplements and our credit agreement contain covenants that generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, and require us to maintain various financial ratios and our credit agreement currently restricts our ability to make certain investments and limits our distributions under certain circumstances. Our credit agreement and our unsecured senior notes, indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business manager. As of June 30, 2021, we believe we were in compliance with all of the covenants under our indentures and their supplements and our credit agreement, subject to the waivers and except as noted above and below.
Senior Notes Indenture Covenants
The following table summarizes the results of the financial tests required by the indentures and related supplements for our senior unsecured notes as of June 30, 2021:

	Actual Results	Covenant Requirement
Total debt / adjusted total assets	55.6%	Maximum of 60%
Secured debt / adjusted total assets	7.7%	Maximum of 40%
Consolidated income available for debt service / debt service	1.00x	Minimum of 1.50x
Total unencumbered assets / unsecured debt	179.1%	Minimum 150%
The above consolidated income available for debt service to debt service ratio as of June 30, 2021 is based on results for the first and second quarters of 2021 and third and fourth quarters of 2020. This ratio was 2.05x as of September 30, 2020, 1.56x as of December 31, 2020, 1.12x as of March 31, 2021 and 1.00x as of June 30, 2021, which is below the required level. We are not permitted under our debt agreements to incur additional debt while we remain below the required covenant level.
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
The following table presents summarized financial information for us and the subsidiary guarantors, on a combined basis after elimination of (i) intercompany transactions and balances among us and the subsidiary guarantors and (ii) equity in earnings from, and any investments in, any of our non-guarantor subsidiaries:

	As of June 30, 2021	As of December 31, 2020
Real estate properties, net(1)	$5,758,302	$5,871,790
Intercompany balances(2)	205,956	800,198
Other assets, net	1,572,543	677,408

Indebtedness, net	$7,136,554	$6,208,590
Other liabilities	376,245	341,907

Six Months Ended June 30, 2021
Revenues	$341,310
Expenses	442,687
Net income (loss)	(101,377)
(1)Real estate properties, net as of June 30, 2021 includes $770,507 of properties owned directly by us and not included in the assets of the subsidiary guarantors.
(2)Intercompany balances represent receivables from non-guarantor subsidiaries.
Management Agreements, Leases and Operating Statistics (dollar amounts in thousands, except hotel statistics)
As of June 30, 2021, we owned and managed a diverse portfolio of hotels and net lease properties across the United States and in Puerto Rico and Canada with 142 brands across 22 industries.
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

Comparable Hotels*)			No. of Rooms or Suites	Occupancy			ADR			RevPAR
	Service Level	No. of Hotels		Three months ended June 30,			Three months ended June 30,			Three months ended June 30,
Brand				2021	2020	Change	2021	2020	Change	2021	2020	Change
Sonesta (1)	Full Service	18	6,110	50.7%	20.3%	30.4 pts	$107.72	$101.58	6.0%	$54.61	$20.62	164.9%
Royal Sonesta (1)	Full Service	7	2,002	34.3%	9.7%	24.6 pts	156.69	120.19	30.4%	53.74	11.66	361.0%
Radisson Hotel	Full Service	4	969	52.4%	17.9%	34.5 pts	101.62	96.78	5.0%	53.25	17.32	207.4%
Crowne Plaza	Full Service	1	495	52.5%	9.8%	42.7 pts	109.70	88.50	24.0%	57.59	8.67	564.0%
Radisson Blu	Full Service	1	84	52.8%	32.7%	20.1 pts	86.74	81.93	5.9%	45.80	26.79	70.9%
Country Inn and Suites	Full Service	1	360	21.4%	9.7%	11.7 pts	105.61	99.58	6.1%	22.60	9.66	134.0%
Full Service Total/Average		32	10,020	46.6%	17.2%	29.4 pts	114.14	102.48	11.4%	53.19	17.63	201.8%
Sonesta Select (1)	Select Service	63	8,888	39.5%	13.3%	26.2 pts	95.30	94.56	0.8%	37.64	12.58	199.3%
Hyatt Place	Select Service	17	2,107	65.2%	28.9%	36.3 pts	98.24	83.12	18.2%	64.05	24.02	166.6%
Courtyard	Select Service	13	1,813	53.4%	13.4%	40.0 pts	98.80	92.22	7.1%	52.76	12.36	326.9%
Select Service Total/Average		93	12,808	45.7%	15.9%	29.8 pts	96.57	90.86	6.3%	44.13	14.45	205.5%
Sonesta ES Suites (1)	Extended Stay	91	11,326	70.9%	41.4%	29.5 pts	94.74	93.36	1.5%	67.17	38.65	73.8%
Sonesta Simply Suites (1)	Extended Stay	64	7,918	73.3%	55.8%	17.5 pts	67.75	65.02	4.2%	49.66	36.28	36.9%
Residence Inn	Extended Stay	3	342	56.4%	34.0%	22.4 pts	107.52	103.28	4.1%	60.64	35.12	72.7%
Extended Stay Total/Average		158	19,586	71.6%	47.1%	24.5 pts	83.73	79.89	4.8%	59.95	37.63	59.3%
Comparable Hotels Total/Average		283	42,414	57.9%	30.6%	27.3 pts	$92.59	$84.61	9.4%	$53.61	$25.89	107.1%

Comparable Hotels*			No. of Rooms or Suites	Occupancy			ADR			RevPAR
	Service Level	No. of Hotels		Six months ended June 30,			Six months ended June 30,			Six months ended June 30,
Brand				2021	2020	Change	2021	2020	Change	2021	2020	Change
Sonesta (1)	Full Service	18	6,110	41.1%	40.7%	0.4 pts	$104.90	$126.05	(16.8)%	$43.11	$51.30	(16.0)%
Royal Sonesta (1)	Full Service	7	2,002	29.0%	32.6%	(3.6) pts	145.12	158.28	(8.3)%	42.08	51.60	(18.4)%
Radisson Hotel	Full Service	4	969	46.2%	39.2%	7.0 pts	97.55	113.00	(13.7)%	45.07	44.30	1.7%
Crowne Plaza	Full Service	1	495	44.3%	28.3%	16.0 pts	103.32	135.35	(23.7)%	45.77	38.30	19.5%
Radisson Blu	Full Service	1	84	43.5%	42.6%	0.9 pts	82.66	83.44	(0.9)%	35.96	35.55	1.2%
Country Inn and Suites	Full Service	1	360	18.0%	32.2%	(14.2) pts	96.11	116.44	(17.5)%	17.30	37.49	(53.9)%
Full Service Total/Average		32	10,020	38.5%	38.0%	0.5 pts	109.65	129.92	(15.6)%	42.22	49.37	(14.5)%
Sonesta Select (1)	Select Service	63	8,888	32.4%	32.5%	(0.1) pts	91.38	124.00	(26.3)%	29.61	40.30	(26.5)%
Hyatt Place	Select Service	17	2,107	56.4%	44.0%	12.4 pts	92.36	101.15	(8.7)%	52.09	44.51	17.0%
Courtyard	Select Service	13	1,813	45.3%	28.1%	17.2 pts	92.19	100.94	(8.7)%	41.76	28.36	47.2%
Select Service Total/Average		93	12,808	38.1%	33.8%	4.3 pts	91.76	116.39	(21.2)%	34.96	39.34	(11.1)%
Sonesta ES Suites (1)	Extended Stay	91	11,326	62.5%	49.7%	12.8 pts	92.07	109.61	(16.0)%	57.54	54.48	5.6%
Sonesta Simply Suites (1)	Extended Stay	63	7,796	64.2%	61.3%	2.9 pts	66.16	74.06	(10.7)%	42.47	45.40	(6.4)%
Residence Inn	Extended Stay	3	342	50.1%	42.1%	8.0 pts	102.84	107.98	(4.8)%	51.52	45.46	13.3%
Extended Stay Total/Average		157	19,464	63.0%	54.2%	8.8 pts	81.61	93.48	(12.7)%	51.41	50.67	1.5%
Comparable Hotels Total/Average		282	42,292	49.6%	44.2%	5.4 pts	$89.13	$106.21	(16.1)%	$44.21	$46.94	(5.8)%
*We generally define comparable hotels as those that were owned by us and were open and operating for the entire periods being compared. For the three months ended June 30, 2021 and 2020, our comparable results excluded 21 hotels that had suspended operations during part of the periods presented and for the six months ended June 30, 2021 and 2020, our comparable results excluded 22 hotels that had suspended operations during part of the periods presented.

All Hotels			No. of Rooms or Suites	Occupancy				ADR			RevPAR
	Service Level	No. of Hotels		Three months ended June 30,				Three months ended June 30,			Three months ended June 30,
Brand				2021	2020		Change	2021	2020	Change	2021	2020	Change
Sonesta (1)	Full Service	25	8,040	51.7%	17.0%	34.7	pts	$125.58	$107.36	17.0%	$64.92	$18.25	255.7%
Royal Sonesta (1)	Full Service	16	5,303	38.2%	5.2%		33.0 pts	183.84	126.61	45.2%	70.23	6.58	966.7%
Radisson Hotel	Full Service	5	1,149	48.8%	15.1%		33.7 pts	100.45	96.75	3.8%	49.02	14.61	235.5%
Crowne Plaza	Full Service	1	495	52.5%	9.8%		42.7 pts	109.70	88.50	24.0%	57.59	8.67	564.0%
Country Inn and Suites	Full Service	3	430	53.6%	7.7%		45.9 pts	104.07	83.68	24.4%	55.78	6.44	765.7%
Radisson Blu	Full Service	1	360	21.4%	9.7%		11.7 pts	105.61	99.58	6.1%	22.60	9.66	134.0%
Full Service Total/Average		51	15,777	46.4%	12.6%		33.8 pts	138.10	107.73	28.2%	64.08	13.57	372.1%
Sonesta Select (1)	Select Service	63	8,888	39.5%	13.3%		26.2 pts	95.30	94.56	0.8%	37.64	12.58	199.3%
Hyatt Place	Select Service	17	2,107	65.2%	28.9%		36.3 pts	98.24	83.12	18.2%	64.05	24.02	166.6%
Courtyard	Select Service	13	1,813	53.4%	13.4%		40.0 pts	98.80	92.22	7.1%	52.76	12.36	326.9%
Select Service Total/Average		93	12,808	45.7%	15.9%		29.8 pts	96.57	90.86	6.3%	44.13	14.45	205.5%
Simply ES Suites (1)	Extended Stay	92	11,472	70.9%	40.8%		30.1 pts	94.97	93.36	1.7%	67.33	38.09	76.8%
Sonesta Simply Suites (1)	Extended Stay	65	8,040	73.4%	55.4%		18.0 pts	67.63	64.96	4.1%	49.64	35.99	37.9%
Residence Inn	Extended Stay	3	342	56.4%	34.0%		22.4 pts	107.52	103.28	4.1%	60.64	35.12	72.7%
Extended Stay Total/Average		160	19,854	71.6%	46.6%		25.0 pts	83.78	79.80	5.0%	59.99	37.19	61.3%
All Hotels Total/Average		304	48,439	56.6%	27.6%		29.0 pts	$100.72	$85.52	17.8%	$57.01	$23.60	141.5%

All Hotels			No. of Rooms or Suites	Occupancy				ADR			RevPAR
	Service Level	No. of Hotels		Six months ended June 30,				Six months ended June 30,			Six months ended June 30,
Brand				2021	2020		Change	2021	2020	Change	2021	2020	Change
Sonesta (1)	Full Service	25	8,040	41.4%	37.6%	3.8	pts	$118.41	$129.86	(8.8)%	$49.02	$48.83	0.4%
Royal Sonesta (1)	Full Service	16	5,303	30.6%	29.7%		0.9 pts	172.74	197.36	(12.5)%	52.86	58.62	(9.8)%
Radisson Hotel	Full Service	5	1,149	43.4%	36.4%		7.0 pts	96.16	123.51	(22.1)%	41.73	44.96	(7.2)%
Crowne Plaza	Full Service	1	495	44.3%	28.3%		16.0 pts	103.32	135.35	(23.7)%	45.77	38.30	19.5%
Country Inn and Suites	Full Service	3	430	42.0%	25.5%		16.5 pts	95.36	110.48	(13.7)%	40.05	28.17	42.2%
Radisson Blu	Full Service	1	360	18.0%	32.2%		(14.2) pts	96.11	116.44	(17.5)%	17.30	37.49	(53.9)%
Full Service Total/Average		51	15,777	37.6%	34.2%		3.4 pts	129.46	147.41	(12.2)%	48.68	50.41	(3.4)%
Sonesta Select (1)	Select Service	63	8,888	39.5%	32.5%		7.0 pts	91.38	124.00	(26.3)%	36.10	40.30	(10.4)%
Hyatt Place	Select Service	17	2,107	65.2%	44.0%		21.2 pts	92.36	101.15	(8.7)%	60.22	44.51	35.3%
Courtyard	Select Service	13	1,813	53.4%	28.1%		25.3 pts	92.19	100.94	(8.7)%	49.23	28.36	73.6%
Select Service Total/Average		93	12,808	38.1%	33.8%		4.3 pts	91.76	116.39	(21.2)%	34.96	39.34	(11.1)%
Simply ES Suites (1)	Extended Stay	92	11,472	70.9%	49.5%		21.4 pts	92.20	109.98	(16.2)%	65.37	54.44	20.1%
Sonesta Simply Suites (1)	Extended Stay	65	8,040	73.4%	60.2%		13.2 pts	65.83	73.83	(10.8)%	48.32	44.45	8.7%
Residence Inn	Extended Stay	3	342	56.4%	42.1%		14.3 pts	102.84	107.98	(4.8)%	58.00	45.46	27.6%
Extended Stay Total/Average		160	19,854	63.0%	53.7%		9.3 pts	81.43	93.54	(12.9)%	51.30	50.23	2.1%
All Hotels Total/Average		304	48,439	48.3%	42.2%		6.1 pts	$95.54	$112.43	(15.0)%	$46.15	$47.45	(2.7)%
(1)Includes operator data for periods prior to when certain hotels were managed by Sonesta.

Net Lease Portfolio
As of June 30, 2021, our net lease properties were 98.5% occupied and we had 32 properties available for lease. During the six months ended June 30, 2021, we entered into lease renewals for 352,284 rentable square feet at weighted (by rentable square feet) average rents that were 5.1% below prior rents for the same space. The weighted (by rentable square feet) average lease term for these leases was 11.7 years. Also during the six months ended June 30, 2021, we entered into new leases for an aggregate of 65,551 rentable square feet at weighted (by rentable square feet) average rents that were 58.4% below prior rents for the same space. The weighted (by rentable square feet) average lease term for these leases was 11.0 years.

As of June 30, 2021, our net lease tenants operated across more than 130 brands. The following table identifies the top ten brands based on investment.

	Brand	No. of Buildings	Investment (1) (3)	Percent of Total Investment (3)	Annualized Minimum Rent (2) (3)	Percent of Total Annualized Minimum Rent (2) (3)	Coverage (4)

1.	TravelCenters of America	134	$2,289,189	44.4%	$168,012	45.2%	2.11	x
2.	Petro Stopping Centers	45	1,021,226	19.8%	78,099	21.0%	1.78	x
3.	AMC Theatres	11	102,580	2.0%	7,809	2.1%	-0.31x
4.	The Great Escape	14	98,242	1.9%	7,140	1.9%	1.96x
5.	Life Time Fitness	3	92,617	1.8%	5,770	1.6%	1.12x
6.	Buehler's Fresh Foods	5	76,536	1.5%	5,657	1.5%	5.90x
7.	Heartland Dental	59	61,120	1.2%	4,561	1.2%	4.01x
8.	Norms	10	53,673	1.0%	1,584	0.4%	0.47x
9.	Express Oil Change	23	49,724	1.0%	3,717	1.0%	3.91x
10.	Pizza Hut	43	48,833	0.9%	3,453	0.9%	1.67x
11.	Other (5)	449	1,265,538	24.5%	86,105	23.2%	3.11	x
	Total	796	$5,159,278	100.0%	$371,907	100.0%	2.29	x
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
(3)As of June 30, 2021, we have eight net lease properties with a carrying value of $4,259 and annual minimum rent of $255 classified as held for sale.
(4)See page 28 for our definition of coverage.
(5)Other includes 120 distinct brands with an average investment of $10,546 and average annual minimum rent of $718.

As of June 30, 2021, our top 10 net lease tenants based on annualized minimum rent are listed below.

	Tenant	Brand Affiliation	No. of Buildings	Investment (1) (2)	Percent of Total Investment	Annualized Minimum Rent (2) (3)	Percent of Total Annualized Minimum Rent (2) (3)	Coverage (4)

1.	TravelCenters of America	TravelCenters of America/ Petro Shopping Centers	179	$3,310,415	64.2%	$246,110	66.2%	2.00x	(5)
2.	American Multi-Cinema, Inc.	AMC Theatres	11	102,580	2.0%	7,809	2.1%	-0.31x
3.	Universal Pool Co., Inc.	The Great Escape	14	98,242	1.9%	7,140	1.9%	1.96x
4.	Healthy Way of Life II, LLC	Life Time Fitness	3	92,617	1.8%	5,770	1.6%	1.12x
5.	Styx Acquisition, LLC	Buehler's Fresh Foods	5	76,536	1.5%	5,657	1.5%	5.90x
6.	Professional Resource Development, Inc.	Heartland Dental	59	61,120	1.2%	4,561	1.2%	4.01x
7.	Norms Restaurants, LLC	Norms	10	53,673	1.0%	1,584	0.4%	0.47x
8.	Express Oil Change, L.L.C.	Express Oil Change	23	49,724	1.0%	3,717	1.0%	3.91x
9.	Regal Cinemas, Inc.	Regal Cinemas	6	44,476	0.9%	3,854	1.0%	0.01x
10.	Pilot Travel Centers LLC	Flying J Travel Plaza	3	41,681	0.8%	3,183	0.9%	4.18x
	Subtotal, top 10		313	3,931,064	76.3%	289,385	77.8%	2.04x
11.	Other (6)	Various	483	1,228,214	23.7%	82,522	22.2%	3.16x
	Total		796	$5,159,278	100.0%	$371,907	100.0%	2.29x
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

(3)As of June 30, 2021, we have eight net lease properties with an aggregate carrying value of $4,259 and annual minimum rent of $255 classified as held for sale.
(4)See page 28 for our definition of coverage.
(5)TA is our largest tenant. We lease 179 travel centers (134 under the TravelCenters of America brand and 45 under the Petro Stopping Centers brand) to a subsidiary of TA under five master leases that expire in 2029, 2031, 2032, 2033 and 2035, respectively. TA has two renewal options for 15 years each for all of the travel centers. In addition to the payment of our minimum rent, the TA leases provide for payment to us of percentage rent based on increases in total non-fuel revenues over base levels (3.5% of non-fuel revenues above applicable base years). TA's remaining deferred rent obligation of $30,824 is being paid in quarterly installments of $4,404 through January 31, 2023.
(6)Other includes 161 tenants with an average investment of $7,629 and average annual minimum rent of $513.
As of June 30, 2021, our net lease tenants operated across 21 distinct industries within the service-oriented retail sector of the U.S. economy.

Industry	No. of Buildings	Investment (1) (2)	Percent of Total Investment	Annualized Minimum Rent (2) (3)	Percent of Total Annualized Minimum Rent		Coverage (4)

Travel Centers	182	$3,352,096	65.0%	$249,293	67.1%		2.03x
Restaurants-Quick Service	229	305,257	5.9%	20,643	5.6%		2.72x
Restaurants-Casual Dining	57	205,670	4.0%	11,023	3.0%		1.50x
Health and Fitness	15	197,696	3.8%	11,925	3.2%		1.05x
Movie Theaters	22	190,725	3.7%	14,262	3.8%		-0.18x
Grocery Stores	19	129,219	2.5%	9,123	2.5%		5.37x
Home Goods and Leisure	20	118,899	2.3%	9,041	2.4%		1.96x
Medical, Dental Office	71	118,098	2.3%	9,232	2.5%		3.98x
Automotive Equipment & Services	63	96,496	1.9%	6,930	1.9%		2.85x
Automotive Dealers	9	64,756	1.3%	5,354	1.4%		7.11x
Entertainment	4	61,436	1.2%	4,265	1.1%		0.76x
General Merchandise Stores	5	56,321	1.1%	3,833	1.0%		3.03x
Educational Services	9	55,647	1.1%	4,226	1.0%		1.24x
Miscellaneous Manufacturing	7	32,873	0.6%	2,433	0.7%		14.49x
Building Materials	26	28,987	0.6%	2,458	0.7%		4.82x
Car Washes	5	28,658	0.6%	2,128	0.6%		4.82x
Drug Stores and Pharmacies	7	19,251	0.4%	1,258	0.3%		1.77x
Sporting Goods	2	14,220	0.3%	926	0.2%		4.42x
Legal Services	5	11,362	0.2%	1,024	0.3%		-2.50x
Other	4	10,417	0.1%	2,344	0.6%		5.08x
Dollar Stores	3	2,971	—%	186	0.1%		3.69x
Vacant	32	58,223	1.1%	—	—%		n/a
Total	796	$5,159,278	100.0%	$371,907	100.0%	2.29	x
(1)Represents historical cost of our net lease properties plus capital improvements funded by us less impairment write-downs, if any.
(2)As of June 30, 2021, we have eight net lease properties with an aggregate carrying value of $4,259 and annual minimum rent of $255 classified as held for sale.
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
(4)See page 28 for our definition of coverage.

As of June 30, 2021, lease expirations at our net lease properties by year are as follows.

Year(1)	Square Feet	Annualized Minimum Rent Expiring (2)	Percent of Total Annualized Minimum Rent Expiring	Cumulative % of Total Minimum Rent Expiring

2021	257,250	1,623	0.4%	0.4%
2022	309,867	4,426	1.2%	1.6%
2023	323,785	3,772	1.0%	2.6%
2024	787,547	11,051	3.0%	5.6%
2025	457,960	8,990	2.4%	8.0%
2026	949,023	11,216	3.0%	11.0%
2027	974,398	13,264	3.6%	14.6%
2028	553,330	9,534	2.6%	17.2%
2029	1,321,924	47,728	12.8%	30.0%
2030	207,468	5,010	1.3%	31.3%
2031	1,504,454	51,033	13.7%	45.0%
2032	1,233,445	52,069	14.0%	59.0%
2033	1,140,257	53,382	14.4%	73.4%
2034	104,508	3,709	1.0%	74.4%
2035	2,577,853	84,573	22.7%	97.1%
2036	291,408	4,820	1.3%	98.4%
2037	—	—	0.0%	98.4%
2038	10,183	423	0.1%	98.5%
2039	134,901	3,209	0.9%	99.4%
2040	1,739	153	0.0%	99.4%
2041	29,384	339	0.1%	99.5%
2042	—	—	0.0%	99.5%
2043	—	—	0.0%	99.5%
2044	—	—	0.0%	99.5%
2045	63,490	1,583	0.5%	100.0%
Total	13,234,174	$371,907	100%
(1)The year of lease expiration is pursuant to contract terms.
(2)As of June 30, 2021, we have eight net lease properties with an annual minimum rent of $255 classified as held for sale.
As of June 30, 2021, shown below is the list of our top ten states based on annualized minimum rent where our net lease properties were located. No other state represents more than 3% of our net lease annual minimum rents.

State	Square Feet	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent

Texas	1,205,393	$32,236	8.7%
Ohio	1,302,273	26,402	7.1%
Illinois	1,019,885	26,103	7.0%
California	399,045	21,811	5.9%
Georgia	597,248	20,227	5.4%
Arizona	476,651	17,052	4.6%
Indiana	637,239	16,994	4.6%
Florida	538,130	16,097	4.3%
Pennsylvania	529,444	15,819	4.3%
Nevada	190,262	9,618	2.6%
Other	6,545,214	169,548	45.5%
	13,440,784	$371,907	100.0%

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

Our calculations of FFO and Normalized FFO for the three and six months ended June 30, 2021 and 2020 and reconciliations of net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to those amounts appear in the following table (amounts in thousands, except per share amounts).

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2021	2020	2021	2020
Net loss		$(91,110)	$(37,349)	$(286,100)	$(70,999)
Add (Less):	Depreciation and amortization expense	121,677	127,427	246,045	255,353
	Loss on asset impairment (1)	899	28,514	2,110	45,254
	(Gain) loss on sale of real estate, net (2)	(10,849)	2,853	(10,840)	9,764
	Unrealized (gains) loss on equity securities, net (3)	(2,500)	(3,848)	3,981	1,197
	Adjustments to reflect our share of FFO attributable to an investee (4)	1,034	327	1,499	439
FFO		19,151	117,924	(43,305)	241,008
Add (less):	Loss on early extinguishment of debt (5)	—	6,970	—	6,970
Add (less):	Gain on insurance settlement, net of tax (6)	—	(46,736)	—	(46,736)
Add (less):	Adjustments to reflect our share of Normalized FFO attributable to an investee (4)	538	—	1,363	—
	Transaction related costs (7)	6,151	—	25,785	—
Normalized FFO		$25,840	$78,158	$(16,157)	$201,242

	Weighted average shares outstanding (basic and diluted) (8)	164,506	164,382	164,502	164,376

Basic and diluted per common share amounts:
	Net loss	$(0.55)	$(0.23)	$(1.74)	$(0.43)
	FFO	$0.12	$0.72	$(0.26)	$1.47
	Normalized FFO	$0.16	$0.48	$(0.10)	$1.22
	Distributions declared per share	$0.01	$0.01	$0.02	$0.55
(1)We recorded a $899 loss on asset impairment during the three months ended June 30, 2021 to reduce the carrying value of three net lease properties to their estimated fair value less costs to sell and a $28,514 loss on asset impairment during the three months ended June 30, 2020 to reduce the carrying value of 17 hotel properties and four net lease properties to their estimated fair value less costs to sell. We recorded a $2,110 loss on asset impairment during the six months ended June 30, 2021 to reduce the carrying value of five net lease properties to their estimated fair value less costs to sell and a $45,254 loss on asset impairment during the six months ended June 30, 2020 to reduce the carrying value of 17 hotel properties and six net lease properties to their estimated fair value less costs to sell.
(2)We recorded a $10,849 net gain on sale of real estate during the three months ended June 30, 2021 in connection with the sale of six hotels and two net lease properties. We recorded a $2,853 net loss on sale of real estate during the three months ended June 30, 2020 in connection with the sale of four net lease properties. We recorded a $10,840 net gain on sale of real estate during the six months ended June 30, 2021 in connection with the sale of six hotels and three net lease properties and recorded a net loss on sale of real estate of $9,764 during the six months ended June 30, 2020 in connection with the sale of ten net lease properties.
(3)Unrealized gains (losses) on equity securities, net represents the adjustment required to adjust the carrying value of our investment in shares of TA common stock to its fair value.
(4)Represents adjustments to reflect our proportionate share of FFO and normalized FFO related to our equity investment in Sonesta.
(5)We recorded a $6,970 loss on early extinguishment of debt, during the three and six months ended June 30, 2020, related to the repurchase of certain of our senior notes.
(6)We recorded a $62,386 gain on insurance settlement, during the three and six months ended June 30, 2020, for insurance proceeds received for our then leased hotel in San Juan, PR related to Hurricane Maria. Under GAAP, We were required to increase the building basis of this hotel for the amount of the insurance proceeds. We also recorded a $15,650 deferred tax liability as a result of the book value to tax basis difference related to this accounting during the three and six months ended June 30, 2020.
(7)Transaction related costs for the three months ended June 30, 2021 includes $3,700 of working capital we previously funded under our Hyatt agreement as a result of the amount no longer being expected to be recoverable, $1,110 of legal costs related to our arbitration claim against Marriott and $1,341 of hotel manager transition costs. Transaction costs for the three months ended March 31, 2021 included $19,634 of hotel manager transition related costs resulting from the rebranding of certain hotels during the period.
(8)Represents weighted average common shares adjusted to reflect the potential dilution of unvested share awards.

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
Fixed Rate Debt
At June 30, 2021, our outstanding publicly tradable debt consisted of 13 issues of fixed rate, senior notes:

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

No principal repayments are due under these notes until maturity. Because these notes require interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are one percentage point higher than the rates shown above, our per annum interest cost would increase by approximately $62,000. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at June 30, 2021 and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point change in interest rates would change the fair value of those debt obligations by approximately $246,775.

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

Floating Rate Debt
At June 30, 2021, our floating rate debt consisted of $1,000,000 outstanding under our $1,000,000 revolving credit facility. The maturity date of our revolving credit facility is July 15, 2022, and, subject to our meeting certain conditions, including our payment of an extension fee, we have an option to extend the stated maturity date of the facility by two additional six month periods. No principal repayments are required under our revolving credit facility prior to maturity and repayments may be made and redrawn subject to conditions at any time without penalty. Borrowings under our revolving credit facility are in U.S. dollars and require annual interest to be paid at the rate of LIBOR plus premiums that are subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR and to changes in our credit ratings. In addition, upon renewal or refinancing of our revolving credit facility, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of this floating rate debt but would affect our operating results.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of June 30, 2021:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact (2)
At June 30, 2021	2.85%	$1,000,000	$28,500	$0.17
One percentage point increase	3.85%	$1,000,000	$38,500	$0.23
(1)Weighted average based on the interest rates and the outstanding borrowings as of June 30, 2021.
(2)Based on diluted weighted average common shares outstanding for the three months ended June 30, 2021.
The foregoing table shows the impact of an immediate change in floating interest rates as of June 30, 2021. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts under our revolving credit facility or other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.
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
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Warning Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Whenever we use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “will,” “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including:
•The duration and severity of the COVID-19 pandemic and its impact on us and our managers and tenants, and on our and their ability to operate throughout the pandemic and its aftermath,
•Our expectation about the ability of Sonesta to operate the hotels that have been or may be transitioned and rebranded to it,
•The likelihood and extent to which our managers and tenants will pay the contractual amounts of returns, rents or other obligations due to us,
•Our ability to maintain sufficient liquidity during the duration of the COVID-19 pandemic and any resulting economic conditions,
•Potential defaults on, or non-renewal of, leases by our tenants,
•     Decreased rental rates or increased vacancies,
•     Our sales and acquisitions of properties,
•     Our policies and plans regarding investments, financings and dispositions,
•     Our ability to pay interest on and principal of our debt,
•Our ability to pay distributions to our shareholders and to sustain the amount of such distributions,
•     Our ability to raise or appropriately balance the use of debt or equity capital,
•     Our intent to make improvements to certain of our properties,
•     Our ability to engage and retain qualified managers and tenants for our hotels and net lease properties on satisfactory terms,
•     Our ability to diversify our sources of rents and returns that improve the security of our cash flows,
•     The future availability of borrowings under our revolving credit facility,
•     Our credit ratings,
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

Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, FFO, Normalized FFO, cash flows, liquidity and prospects include, but are not limited to:
•The impact of conditions in the economy, including the COVID-19 pandemic and any resulting economic conditions, and the capital markets on us and our managers and tenants,
•Competition within the real estate, hotel, transportation and travel center and other industries in which our managers and tenants operate, particularly in those markets in which our properties are located,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,
•Acts of terrorism, outbreaks of pandemics, including the COVID-19 pandemic, or other man-made or natural disasters beyond our control, and
•Actual and potential conflicts of interest with our related parties, including our Managing Trustees, TA, Sonesta, RMR LLC and others affiliated with them.
For example:
•Our ability to make future distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our future earnings, the capital costs we incur to acquire and maintain our properties and our working capital requirements. We may be unable to pay our debt obligations or to increase or maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,
•Sonesta operated 261 of our 304 hotels as of June 30, 2021. We are currently negotiating with Radisson its possible continued management of nine of our hotels. If we do not reach an agreement with Radisson, we expect that some or all of these hotels may transition to Sonesta. Transitioning hotels to another operator is disruptive to the hotels’ operations and requires significant capital investments. If Sonesta were to fail to provide quality services and amenities or to maintain a quality brand, our income from these properties may be adversely affected. There can be no assurance that Sonesta can operate the hotels as effectively or for returns at levels that could otherwise be achieved by other large well known hotel companies. Further, if we were required to replace Sonesta, we could experience significant disruptions in operations at the applicable properties, which could reduce our income and cash flows from, and the value of, those properties. We have no guarantee or security deposit under our Sonesta agreement. Accordingly, the returns we receive from our hotels managed under our Sonesta agreement are dependent upon the financial results of those hotel operations and we may continue to receive amounts from Sonesta that are less than the contractual minimum returns stated in our Sonesta agreement or we may be requested to fund operating losses for our Sonesta hotels. Further, we own an approximately 34% ownership interest in Sonesta. If Sonesta experiences losses, or requires additional capital, Sonesta may request we fund our share through the contribution of additional capital and if we do not fund those contributions, our equity interest in Sonesta will be diluted if Sonesta obtains such contributions from other shareholders,
•We cannot be sure of the future financial performance of our properties, or regarding our managers’, tenants’ or guarantors’ future actions or their abilities or willingness to pay contracted amounts owed to us. If other operators or guarantors do not honor their obligations, we may seek to terminate our arrangements with them or other actions to enforce our rights,
•Recent improvements in lodging demand may not be sustained, may stall or could decline,
•If general economic activity in the country declines, the operating results of certain of our properties may decline, the financial results of our managers and our tenants may suffer and these managers and tenants may be unable to pay our returns or rents. Also, depressed operating results from our properties for extended periods may result in the operators of some or all of our properties becoming unable or unwilling to meet their obligations,

•Hotel and other competitive forms of temporary lodging supply have been increasing and may affect our hotel operators’ ability to grow ADR and occupancy, and ADR and occupancy could decline due to increased competition which may cause our hotel operators to become unable to pay our returns or rents,
•If the current level of commercial activity in the country declines, including as a result of the COVID-19 pandemic, if the price of diesel fuel increases significantly, if fuel conservation measures are increased, if freight business is directed away from trucking, if TA is unable to effectively compete or operate its business, if fuel efficiencies, the use of alternative fuels or transportation technologies reduce the demand for products and services TA sells or for various other reasons, TA may become unable to pay current and deferred rents due to us,
•Our ability to grow our business and increase our distributions depends in large part upon our ability to buy properties that generate returns or can be leased for rents which exceed our operating and capital costs. We may be unable to identify properties that we want to acquire and we may fail to reach agreement with the sellers and complete the purchases of any properties we do want to acquire. In addition, any properties we may acquire may not generate returns or rents which exceed our operating and capital costs,
•We believe that our portfolio agreements include diverse groups of properties and that this diversity may improve operating results that might be realized from a more concentrated group of properties. However, our operator concentration with respect to our hotel operations has recently increased as a result of our transitioning of a majority of our hotels to Sonesta management, and our travel center properties continue to be concentrated with TA. As a result, our operating results may not improve,
•Current market conditions may cause the process of selling properties to continue to take longer than previously expected. We may not complete the sales of any properties we currently plan to sell, and we may determine to sell fewer properties. Also, we may sell assets at prices that are less than we expect and less than their carrying values and we may incur losses on these sales or with respect to these assets,
•Contingencies in our pending sale agreements may not be satisfied and any expected sales and any related management or lease arrangements we expect to enter may not occur, may be delayed or the terms of such transactions or arrangements may change,
•As of August 4, 2021, we had approximately $963.1 million of cash or cash equivalents. This statement may imply that we have sufficient working capital and liquidity to meet our obligations for the next twelve months. The amounts we receive from our operators may be insufficient to operate our business profitably. Certain tenants have requested and we have granted certain rent relief and these requests could increase. In addition, our managers and tenants may not be able to fund minimum returns and rents due to us from operating our properties or from other resources. In the past and currently, certain of our tenants and managers have in fact not paid the minimum amounts due to us from their operations of our leased or managed properties and we may be required to fund hotel operating losses and working capital for our hotels. Further, our properties require significant funding for capital improvements and other matters. Accordingly, we may not have sufficient working capital or liquidity,
•Continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions. The ratio of income available for debt service to debt service was below the 1.5x requirement under our public debt covenants as of June 30, 2021. We are not permitted under our debt agreements to incur additional debt while this ratio is below 1.5x. As a precautionary measure, we have fully drawn our $1.0 billion credit facility to maintain our financial flexibility. Our ability to incur debt may be limited for an extended period of time. We cannot be certain how long our ratio of income available for debt service to debt service may remain below 1.5x. We may not have any immediately available borrowing capacity to meet any funding needs beyond our cash on hand if our operating results and financial condition are significantly and adversely impacted by current economic conditions or otherwise. If we cannot incur additional debt, we may be forced to raise additional sources of capital or take other measures to maintain adequate liquidity and we may not succeed in raising any capital we may need,
•We expect the borrowings under our revolving credit facility to strengthen our financial position; however, we may not obtain the financial flexibility we expect due to the ongoing COVID-19 pandemic or for other reasons. We can provide no assurance regarding the duration and severity of the economic conditions resulting from the COVID-19 pandemic and its impact on us and our operators,
•We may be unable to repay our debt obligations when they become due,

•We intend to conduct our business activities in a manner that will afford us reasonable access to capital for investment and financing activities. However, we may not succeed in this regard and we may not have reasonable access to capital, including due to the COVID-19 pandemic and the resulting economic conditions. If challenging market conditions last for a long period or worsen, our managers and tenants may experience liquidity constraints and as a result may be unable or unwilling to pay returns or rents to us and our ability to operate our business effectively may be challenged,
•We currently expect to fund $100 million of capital expenditures during the last six months of 2021. The cost of capital projects may be greater than we anticipate and operating results at our hotels may decline as a result of having rooms out of service to complete such improvements,
•Actual costs under our revolving credit facility or other floating rate debt will be higher than LIBOR plus a premium because of fees and expenses associated with such debt,
•The premiums used to determine the interest rate and facility fee payable on our revolving credit facility are based on our credit ratings. Changes in our credit ratings may cause the interest and fees we pay to increase,
•We have the option to extend the maturity date of our revolving credit facility upon payment of a fee and meeting other conditions; however, the applicable conditions may not be met,
•The business and property management agreements between us and RMR LLC have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms,
•We believe that our relationships with our related parties, including RMR LLC, RMR Inc., TA, Sonesta and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize, and
•Two of our subsidiaries have initiated arbitration proceedings against Marriott and several of its subsidiaries after Marriott challenged the efficacy of the termination of our agreement with them. The results of arbitration proceedings are difficult to predict and we can provide no assurances regarding such results. Even if we are successful in such proceedings, the pendency and conduct of such proceedings may be expensive and distracting to our management, and could be disruptive to our operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended June 30, 2021:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 2021	15,079	$12.60	$—	$—
(1)These common share withholdings and purchases were made to satisfy the tax withholding and payment obligations of a former officer and a former officer and employee of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.

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

4.20
Supplemental Indenture, dated as of January 29, 2021, among the Company, SVC Gatehall Drive TRS LLC and U.S. Bank National Association, relating to the Company’s 7.50% Senior Notes due 2025. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.)

4.21	Supplemental Indenture, dated as of July 8, 2021, among the Company, SVCN 1 LLC, SVCN 4 LLC and U.S. Bank National Association, relating to the Company’s 7.50% Senior Notes due 2025. (Filed herewith.)
4.22
Tenth Supplemental Indenture, dated as of November 20, 2020, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank National Association, relating to the Company’s 5.50% Senior Notes due 2027, including form thereof. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.)

4.23
Supplemental Indenture, dated as of January 29, 2021, among the Company, SVC Gatehall Drive TRS LLC and U.S. Bank National Association, relating to the Company’s 5.50% Senior Notes due 2027. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.)

4.24	Supplemental Indenture, dated as of July 8, 2021, among the Company, SVCN 1 LLC, SVCN 4 LLC and U.S. Bank National Association, relating to the Company’s 5.50% Senior Notes due 2027. (Filed herewith.)
4.25
Registration Rights and Lock-Up Agreement, dated as of June 5, 2015, among the Company, ABP Trust (f/k/a Reit Management & Research Trust) and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2015.)

10.1	Summary of Trustee Compensation. (Incorporated by Reference to the Company’s Current Report on Form 8-K filed on June 17, 2021.)
10.2
Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of June 11, 2021, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions signatory thereto. (Filed herewith.)

10.3	Third Amended and Restated Property Management Agreement, dated as of June 22, 2021, between the Company and The RMR Group LLC. (Filed herewith.)
22.1	List of Subsidiary Guarantors. (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVICE PROPERTIES TRUST

/s/ John G. Murray
John G. Murray
President and Chief Executive Officer
Dated: August 5, 2021

/s/ Brian E. Donley
Brian E. Donley
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: August 5, 2021