Form 10-Q
period 2021-09-30
Service Properties Trust
filed 2021-11-04
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of November 3, 2021: 165,092,333

SERVICE PROPERTIES TRUST
FORM 10-Q
September 30, 2021

References in this Quarterly Report on Form 10-Q to the Company, SVC, we, us or our include Service Properties Trust and our consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

Part I Financial Information
Item 1. Financial Statements
SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands, except share data)

	September 30, 2021	December 31, 2020
ASSETS
Real estate properties:
Land	$2,036,297	$2,030,440
Buildings, improvements and equipment	9,109,518	9,131,832
Total real estate properties, gross	11,145,815	11,162,272
Accumulated depreciation	(3,517,771)	(3,280,110)
Total real estate properties, net	7,628,044	7,882,162
Acquired real estate leases and other intangibles, net	288,852	325,845
Assets held for sale	3,707	13,543
Cash and cash equivalents	912,532	73,332
Restricted cash	1,657	18,124
Due from related persons	46,660	55,530
Other assets, net	453,379	318,783
Total assets	$9,334,831	$8,687,319

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$1,000,000	$78,424
Senior unsecured notes, net	6,139,787	6,130,166
Accounts payable and other liabilities	430,694	345,373
Due to related persons	10,608	30,566
Total liabilities	7,581,089	6,584,529

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 165,092,638 and 164,823,833, shares issued and outstanding, respectively	1,651	1,648
Additional paid in capital	4,552,087	4,550,385
Cumulative other comprehensive loss	(755)	(760)
Cumulative net income available for common shareholders	2,834,449	3,180,263
Cumulative common distributions	(5,633,690)	(5,628,746)
Total shareholders’ equity	1,753,742	2,102,790
Total liabilities and shareholders’ equity	$9,334,831	$8,687,319
The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Hotel operating revenues	$338,375	$199,719	$787,463	$700,578
Rental income	98,724	96,776	286,742	294,633
Total revenues	437,099	296,495	1,074,205	995,211

Expenses:
Hotel operating expenses	285,233	174,801	723,769	492,906
Other operating expenses	4,437	3,705	11,758	11,029
Depreciation and amortization	124,163	122,204	370,208	377,557
General and administrative	14,231	12,295	40,840	37,621
Transaction related costs	3,149	—	28,934	—
Loss on asset impairment	—	10,248	2,110	55,502
Total expenses	431,213	323,253	1,177,619	974,615

Other operating income:
Gain (loss) on sale of real estate, net	94	109	10,934	(9,655)
Unrealized gain on equity securities, net	24,348	5,606	20,367	4,409
Gain on insurance settlement	—	—	—	62,386
Interest income	203	6	485	283
Interest expense (including amortization of debt issuance costs and debt discounts and premiums of $5,877, $3,877, $15,123 and $10,651, respectively)	(92,458)	(80,532)	(273,227)	(223,679)
Loss on early extinguishment of debt	—	—	—	(6,970)
Loss before income taxes and equity in earnings (losses) of an investee	(61,927)	(101,569)	(344,855)	(152,630)
Income tax benefit (expense)	55	296	(1,009)	(16,706)
Equity in earnings (losses) of an investee	2,158	(1,369)	50	(4,305)
Net loss	(59,714)	(102,642)	(345,814)	(173,641)
Other comprehensive income:
Equity interest in investee’s unrealized gains	5	63	5	63
Other comprehensive income	5	63	5	63
Comprehensive loss	$(59,709)	$(102,579)	$(345,809)	$(173,578)

Weighted average common shares outstanding (basic and diluted)	164,590	164,435	164,532	164,397

Net loss per common share (basic and diluted)	$(0.36)	$(0.62)	$(2.10)	$(1.06)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited) (in thousands, except share data)

	Common Shares			Additional Paid in Capital	Cumulative Net Income Available for Common Shareholders	Cumulative Other Comprehensive Income (Loss)
	Number of Shares	Common Shares	Cumulative Common Distributions
							Total

Balance at December 31, 2020	164,823,833	$1,648	$(5,628,746)	$4,550,385	$3,180,263	$(760)	$2,102,790
Net loss	—	—	—	—	(194,990)	—	(194,990)
Common share grants	—	—	—	380	—	—	380
Distributions to common shareholders	—	—	(1,648)	—	—	—	(1,648)
Balance at March 31, 2021	164,823,833	$1,648	$(5,630,394)	$4,550,765	$2,985,273	$(760)	$1,906,532
Net loss	—	—	—	—	(91,110)	—	(91,110)
Common share grants	49,000	1	—	1,066	—	—	1,067
Common share repurchases and forfeitures	(15,079)	—	—	(190)	—	—	(190)
Distributions	—	—	(1,648)	—	—	—	(1,648)
Balance at June 30, 2021	164,857,754	$1,649	$(5,632,042)	$4,551,641	$2,894,163	$(760)	$1,814,651
Net loss	—	—	—	—	(59,714)	—	(59,714)
Equity in unrealized gains of investees	—	—	—	—	—	5	5
Common share grants	291,700	2	—	1,046	—	—	1,048
Common share repurchases and forfeitures	(56,816)	—	—	(600)	—	—	(600)
Distributions	—	—	(1,648)	—	—	—	(1,648)
Balance at September 30, 2021	165,092,638	$1,651	$(5,633,690)	$4,552,087	$2,834,449	$(755)	$1,753,742

Balance at December 31, 2019	164,563,034	$1,646	$(5,534,942)	$4,547,529	$3,491,645	$—	$2,505,878
Net loss	—	—	—	—	(33,650)	—	(33,650)
Common share grants	6,000	—	—	590	—	—	590
Common share repurchases and forfeitures	(2,637)	—	—	(43)	—	—	(43)
Distributions to common shareholders	—	—	(90,509)	—	—	—	(90,509)
Balance at March 31, 2020	164,566,397	$1,646	$(5,625,451)	$4,548,076	$3,457,995	$—	$2,382,266
Net loss	—	—	—	—	(37,349)	—	(37,349)
Common share grants	35,000	—	—	831	—	—	831
Common share repurchases and forfeitures	(3,808)	—	—	(27)	—	—	(27)
Balance at June 30, 2020	164,597,589	$1,646	$(5,625,451)	$4,548,880	$3,420,646	$—	$2,345,721
Net loss	—	—	—	—	(102,642)	—	(102,642)
Equity in unrealized gains of investees	—	—	—	—	—	63	63
Common share grants	264,400	3	—	868	—	—	871
Common share repurchases and forfeitures	(38,156)	(1)	—	(282)	—	—	(283)
Distributions	—	—	(1,646)	—	—	—	(1,646)
Balance at September 30, 2020	164,823,833	$1,648	$(5,627,097)	$4,549,466	$3,318,004	$63	$2,242,084
The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(345,814)	$(173,641)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	370,208	377,557
Net amortization of debt issuance costs, discounts and premiums as interest	15,123	10,651
Straight-line rental income	3,087	298
Security deposits utilized	—	(109,162)
Loss on early extinguishment of debt	—	6,970
Loss on asset impairment	2,110	55,502
Unrealized gain on equity securities, net	(20,367)	(4,409)
Equity in (earnings) losses of an investee	(50)	4,305
(Gain) loss on sale of real estate	(10,934)	9,655
Gain on insurance settlement	—	(62,386)
Deferred income taxes	—	15,650
Other non-cash income, net	(1,720)	(2,324)
Changes in assets and liabilities:
Due from related persons	(919)	171
Other assets	16,396	(45,844)
Accounts payable and other liabilities	(9,635)	(15,585)
Due to related persons	(16,483)	(1,884)
Net cash provided by operating activities	1,002	65,524

Cash flows from investing activities:
Real estate acquisitions and deposits	(7,649)	(7,090)
Real estate improvements	(64,340)	(54,603)
Hotel managers’ purchases with restricted cash	(23,692)	(127,837)
Hotel manager’s deposit of insurance proceeds into restricted cash	—	34,238
Net proceeds from sale of real estate	33,772	67,811
Investment in Sonesta	(25,443)	(5,314)
Investment in TravelCenters of America	—	(7,011)
Distributions in excess of earnings from Affiliates Insurance Company	—	286
Net cash used in investing activities	(87,352)	(99,520)

Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes, after discounts and premiums	—	800,000
Repurchase of senior unsecured notes	—	(355,971)
Borrowings under revolving credit facility	984,027	709,000
Repayments of revolving credit facility	(62,451)	(1,005,914)
Deferred financing costs	(6,762)	(15,900)
Repurchase of common shares	(787)	(346)
Distributions to common shareholders	(4,944)	(92,155)
Net cash provided by financing activities	909,083	38,714
Increase in cash and cash equivalents and restricted cash	822,733	4,718
Cash and cash equivalents and restricted cash at beginning of period	91,456	81,259
Cash and cash equivalents and restricted cash at end of period	$914,189	$85,977

Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$912,532	$47,847
Restricted cash	1,657	38,130
Total cash and cash equivalents and restricted cash	$914,189	$85,977

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2021	2020
Supplemental cash flow information:
Cash paid for interest	$273,221	$226,329
Cash paid for income taxes	2,577	2,117
Non-cash investing activities:
Real estate improvements accrued, not paid	$7,341	$2,775
Investment in Sonesta	—	42,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 1. Organization and Basis of Presentation
Service Properties Trust, or we, us or our, is a real estate investment trust, or REIT, organized on February 7, 1995 under the laws of the State of Maryland, which invests in hotels and service-focused retail net lease properties. At September 30, 2021, we owned, directly and through our subsidiaries, 304 hotels and 794 net lease properties.
At September 30, 2021, all 304 of our hotels were operated by subsidiaries of the following companies: Sonesta Holdco Corporation, or Sonesta (261 hotels), Hyatt Hotels Corporation, or Hyatt (17 hotels), Radisson Hospitality, Inc., or Radisson (nine hotels), Marriott International, Inc., or Marriott (16 hotels), and InterContinental Hotels Group, plc, or IHG (one hotel). At September 30, 2021, we owned 794 net lease properties with 175 tenants, including 179 travel centers leased to TravelCenters of America Inc., or TA, our largest tenant. Hereinafter, these companies are sometimes referred to as our managers and/or tenants, or collectively, operators.
Impact of COVID-19

Since March 2020, the lodging industry and other industries in which our managers and tenants operate have been adversely impacted by the novel coronavirus, or COVID-19, global pandemic along with the federal, state and local government mandates intended to contain and mitigate the spread of COVID-19 and market reactions to the pandemic. The effects of COVID-19 continue to have a significant negative impact on our results of operations, financial position and cash flow. Although lodging demand has improved through the third quarter of 2021 when compared to 2020 levels, we cannot predict with certainty when business levels may return to historical, pre-pandemic levels.
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
We have determined that each of our wholly owned taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification™. We have concluded that we must consolidate each of our wholly owned TRSs because we are the entity with the power to direct the activities that most significantly impact such VIEs’ performance and we have the obligation to absorb losses or the right to receive benefits from each VIE that could be significant to the VIE and are, therefore, the primary beneficiary of each VIE. The assets of our TRSs were $151,506 and $118,862 as of September 30, 2021 and December 31, 2020, respectively, and consist primarily of amounts due from and working capital advances to certain of our hotel managers. The liabilities of our TRSs were $39,169 and $70,240 as of September 30, 2021 and December 31, 2020, respectively, and consist primarily of amounts payable to certain of our hotel managers. The assets of our TRSs are available to satisfy our TRSs’ obligations and we have guaranteed certain obligations of our TRSs.
Note 2. Revenue Recognition
We report hotel operating revenues for managed hotels in our condensed consolidated statements of comprehensive income (loss). We generally recognize hotel operating revenues, consisting primarily of room and food and beverage sales, when goods and services are provided.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

We report rental income for leased properties in our condensed consolidated statements of comprehensive income (loss). We recognize rental income from operating leases on a straight line basis over the term of the lease agreements. We reduced rental income by $905 for the three months ended September 30, 2021, increased rental income by $2,370 for the three months ended September 30, 2020 and reduced rental income by $3,087 and $298 for the nine months ended September 30, 2021 and 2020, respectively, to record scheduled rent changes under certain of our leases, the deferred rent obligations payable to us under our leases with TA and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks at our travel centers on a straight line basis. See Notes 5 and 9 for further information regarding our TA leases. Due from related persons includes $24,113 and $33,902 and other assets, net, includes $25,172 and $16,264 of straight line rent receivables at September 30, 2021 and December 31, 2020, respectively.
Certain of our lease agreements require additional percentage rent if gross revenues of our properties exceed certain thresholds defined in our lease agreements. We may determine percentage rent due to us under our leases monthly, quarterly or annually, depending on the specific lease terms, and recognize it when all contingencies are met and the rent is earned. We had deferred estimated percentage rent of $1,849 and $893 for the three months ended September 30, 2021 and 2020, respectively, and $4,827 and $1,742 for the nine months ended September 30, 2021 and 2020, respectively.
Note 3. Weighted Average Common Shares
We calculate basic earnings per common share by dividing net loss by the weighted average number of our common shares outstanding during the period. We calculate diluted earnings per share using the more dilutive of the two class method or the treasury stock method. Unvested share awards and other potentially dilutive common shares, and the related impact on earnings, are considered when calculating diluted earnings per share. For the three and nine months ended September 30, 2021 and 2020, there were no dilutive common shares and certain unvested common shares were not included in the calculation of diluted earnings per share because to do so would have been antidilutive.
Note 4. Real Estate Properties
At September 30, 2021, we owned 304 hotels with an aggregate of 48,439 rooms or suites and 794 service-oriented retail properties with an aggregate of 13,574,656 square feet that are primarily subject to “triple net” leases, or net leases where the tenant is generally responsible for payment of operating expenses and capital expenditures of the property during the lease term. Our properties had an aggregate undepreciated carrying value of $11,145,815, excluding six properties classified as held for sale as of September 30, 2021.
Capital expenditures made at certain of our properties were $73,218 and $108,392 during the nine months ended September 30, 2021 and 2020, respectively.
Acquisitions
On March 9, 2021, we acquired a land parcel adjacent to a property we own in Nashville, TN for a purchase price of $7,709, including acquisition related costs. We accounted for this transaction as an acquisition of assets.

Dispositions

During the nine months ended September 30, 2021, we sold 11 properties for an aggregate sales price of $34,721, excluding closing costs, as presented in the table below. The sales of these properties do not represent significant dispositions individually or in the aggregate nor do they represent a strategic shift. As a result, the results of the operations of these properties are included in continuing operations through the date of sale in our condensed consolidated statements of comprehensive income (loss).

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Date of Sale	Number of Properties	Location	Property Type	Rooms/ Square Feet	Gross Sales Price	Gain/(Loss) on Sale
3/16/2021	1	Chattanooga, TN	Net Lease	2,797	$375	$(9)
4/1/2021	1	Jacksonville, FL	Hotel	146	9,753	49
4/6/2021	1	Colorado Springs, CO	Net Lease	32,130	1,300	(10)
5/20/2021	5	Various	Hotel	430	22,263	10,763
6/11/2021	1	Emmitsburg, MD	Net Lease	3,114	360	47
8/11/2021	1	Soddy Daisy, TN	Net Lease	2,941	300	(33)
9/30/2021	1	Lincoln, IL	Net Lease	3,698	370	127
	11			576/44,680	$34,721	$10,934

In October 2021, we sold one net lease property with 7,070 rentable square feet for a sales price of $915, excluding closing costs.

We are currently marketing for sale 68 Sonesta branded hotels (46 extended stay hotels with 5,404 rooms or suites, 19 select service hotels with 2,461 rooms or suites and three full service hotels with 895 rooms or suites) located in 27 states with an aggregate net carrying value of $578,982 as of September 30, 2021. We currently expect these sales to be completed by the end of the first quarter of 2022.

We have also entered into agreements to sell four net lease properties with an aggregate of 14,630 square feet and an aggregate carrying value of $1,788 for an aggregate sales price of $2,275, excluding closing costs. We currently expect these sales to be completed by the end of the fourth quarter of 2021.

As of September 30, 2021, we had six net lease properties with an aggregate of 25,327 square feet classified as held for sale. See Note 12 for further information on these properties.
Note 5. Management Agreements and Leases
As of September 30, 2021, we owned 304 hotels which were included in six operating agreements and 794 service oriented retail properties net leased to 175 tenants. We do not operate any of our properties.
Hotel agreements
As of September 30, 2021, all 304 of our hotels were leased to our TRSs and managed by independent hotel operating companies. As of September 30, 2021, our hotel properties were managed by separate subsidiaries of Sonesta, Hyatt, Radisson, Marriott and IHG under six agreements. These hotel agreements had initial terms expiring between 2021 and 2037. Each of these agreements is for between one and 208 of our hotels. In general, the agreements contain renewal options for all, but not less than all, of the affected properties included in each agreement, and the renewal terms range between one to 60 years . Most of these agreements require the third party manager or tenant to: (1) make payments to us of minimum returns; (2) deposit a percentage of total hotel sales into FF&E reserves; and (3) make payments to our TRSs of additional returns to the extent of available cash flows after payment of operating expenses, payment of certain management fees, payment of our minimum returns, reimbursement of certain advances, funding of our FF&E reserves and replenishment of guarantees. Some of our managers or their affiliates provided deposits or guarantees to secure their obligations to pay us.
Sonesta agreement. As of September 30, 2021, Sonesta managed 41 of our full-service hotels, 157 extended stay hotels and 63 select service hotels pursuant to management agreements for each of the hotels. We are also party to pooling agreements that combine certain of our management agreements with Sonesta for purposes of calculating gross revenues, payment of hotel operating expenses, payment of fees and distributions and minimum returns due to us. Our agreements with Sonesta for 53 hotels expire in January 2037, which we refer to as our legacy management and pooling agreements. As of September 30, 2021, 208 of our hotels were managed by Sonesta under agreements that expire on December 31, 2021 and automatically renew for successive one-year terms unless terminated earlier, which we refer to as our conversion hotel management and pooling agreements or collectively with our legacy management and pooling agreements, our Sonesta agreement.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

As of September 30, 2021, Sonesta operated 261 of the 304 hotels we currently own, which comprised approximately 52.9% of our total historical real estate investments. In February and March 2021, we transitioned the branding and management of 88 hotels to Sonesta from Marriott and, in June 2021, we transitioned the branding and management of five hotels to Sonesta from Hyatt. On November 1, 2021, we transitioned the branding and management of one additional hotel to Sonesta from Radisson. We added these hotels to our conversion hotel management and pooling agreements with Sonesta.
Our Sonesta agreement provides that we are paid a fixed annual minimum return equal to 8% of our invested capital, as defined therein, if gross revenues of the hotels, after payment of hotel operating expenses and management and related fees (other than Sonesta’s incentive fee, if applicable), are sufficient to do so. Our fixed annual minimum return under our Sonesta agreement was $510,226 as of September 30, 2021. Our Sonesta agreement further provides that we are paid an additional return equal to 80% of the operating profits, as defined therein, after reimbursement of owner or manager advances, FF&E reserve escrows and Sonesta’s incentive fee, if applicable. Our Sonesta hotels generated net operating cash flow of $40,728 and a net operating cash flow deficit of $6,155 for the three months ended September 30, 2021 and 2020, respectively, and net operating cash flow of $28,531 and net operating cash flow deficit of $31,969 for the nine months ended September 30, 2021 and 2020, respectively. The returns we receive from our Sonesta hotels are limited to the hotels’ available cash flows, if any, after payment of operating expenses, including management and related fees.
Pursuant to our Sonesta agreement, we incurred management, reservation and system fees and reimbursement costs for certain guest loyalty, marketing program and third-party reservation transmission fees of $26,640 and $3,831 for the three months ended September 30, 2021 and 2020, respectively, and $59,962 and $12,756 for the nine months ended September 30, 2021 and 2020, respectively. These fees and costs are included in hotel operating expenses in our condensed consolidated statements of comprehensive income (loss). In addition, we incurred procurement and construction supervision fees payable to Sonesta of $184 for each of the three months ended September 30, 2021 and 2020, and $1,571 and $1,087 for the nine months ended September 30, 2021 and 2020, respectively, which amounts have been capitalized in our condensed consolidated balance sheets and are depreciated over the estimated useful lives of the related capital assets.
Our Sonesta agreement requires us to fund capital expenditures that we approve at our Sonesta hotels. Each of our 14 full-service hotels operated under the legacy management agreements and all the hotels operated under the conversion hotel management agreements require that 5% of the hotel gross revenues be escrowed for future capital expenditures as FF&E reserves, subject to available cash flows after payment of the annual minimum returns due to us. Our legacy management agreements do not require FF&E escrow deposits for 39 extended stay hotels. No FF&E escrow deposits were required during the three and nine months ended September 30, 2021. We incurred capital expenditures for certain hotels included in our Sonesta agreement of $76,035 and $48,119 during the nine months ended September 30, 2021 and 2020, respectively, which resulted in increases in our contractual annual minimum returns of $6,083 and $3,622, respectively. We owed Sonesta $5,016 and $26,096 for capital expenditures, and other reimbursements at September 30, 2021 and December 31, 2020, respectively. Amounts due from Sonesta are included in due from related persons and amounts owed to Sonesta are included in due to related persons in our condensed consolidated balance sheets.

We are required to maintain working capital for each of our hotels managed by Sonesta and have advanced a fixed amount based on the number of rooms in each hotel to meet the cash needs for hotel operations. We had advanced $55,977 and $41,514 of initial working capital to Sonesta as of September 30, 2021 and December 31, 2020, respectively. These amounts are included in other assets in our condensed consolidated balance sheets. Any remaining working capital would be returned to us upon termination in accordance with the terms of our Sonesta agreement.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Accounting for Investment in Sonesta:
We account for our 34% non-controlling interest in Sonesta under the equity method of accounting. In March 2021, we funded a $25,443 capital contribution to Sonesta related to its acquisition of Red Lion Hotels Corporation. We continue to maintain our 34% ownership in Sonesta after giving effect to this funding. As of September 30, 2021, our investment in Sonesta had a carrying value of $62,143. This amount is included in other assets, net in our condensed consolidated balance sheets. The cost basis of our investment in Sonesta exceeded our proportionate share of Sonesta’s total shareholders’ equity book value on the date of acquisition of our initial equity interest in Sonesta, February 27, 2020, by an aggregate of $8,000. As required under GAAP, we are amortizing this difference to equity in earnings of an investee over 31 years, the weighted average remaining useful life of the real estate assets and intangible assets and liabilities owned by Sonesta as of the date of our acquisition. We recorded amortization of the basis difference of $65 in each of the three months ended September 30, 2021 and 2020 and $195 and $151 for the nine months ended September 30, 2021 and 2020, respectively. We recognized income of $2,158 and a loss of $1,369 related to our investment in Sonesta for the three months ended September 30, 2021 and 2020, respectively, and income of $50 and a loss of $4,305 for the nine months ended September 30, 2021 and 2020, respectively. These amounts are included in equity in earnings (losses) of an investee in our condensed consolidated statements of comprehensive income (loss).
We recorded a liability for the fair value of our initial investment in Sonesta, as no cash consideration was exchanged related to the modification of our management agreement with, and investment in, Sonesta. This liability for our investment in Sonesta is included in accounts payable and other liabilities in our condensed consolidated balance sheet and is being amortized on a straight-line basis through January 31, 2037, as a reduction to hotel operating expenses in our condensed consolidated statements of comprehensive income (loss). We reduced hotel operating expenses by $621 for each of the three months ended September 30, 2021 and 2020, respectively, and $1,863 and $1,448 for the nine months ended September 30, 2021 and 2020, respectively, for amortization of this liability. As of September 30, 2021, the unamortized balance of this liability was $38,068.
See Note 9 for further information regarding our relationship, agreements and transactions with Sonesta.
Hyatt agreement. On June 7, 2021, we and Hyatt amended our previous agreement for 22 hotels we own, or our Hyatt agreement. Under our amended Hyatt agreement, Hyatt will continue to manage 17 of the hotels we own for a 10 year term effective April 1, 2021. Our amended Hyatt agreement sets our annual minimum return at $12,000 and Hyatt provided us with a new $30,000 limited guarantee for 75% of the aggregate annual minimum returns due to us beginning in 2023. Under our amended Hyatt agreement, a management fee of 5% of gross room revenues payable to Hyatt will be an operating cost paid senior to our minimum return. Hyatt may also earn a 20% incentive management fee after payment of our annual minimum return and reimbursement of certain advances, if any. We also agreed to fund approximately $50,000 of renovations that are expected to be completed by the end of 2022. As described above, we transitioned the branding and management of the remaining five hotels that Hyatt previously managed to Sonesta in June 2021.
We realized returns of $2,768 and $5,509 during the three months ended September 30, 2021 and 2020, respectively, and returns of $6,634 and $16,528 during the nine months ended September 30, 2021 and 2020, respectively, under our Hyatt agreement. Any returns we receive from Hyatt are currently limited to the hotels’ available cash flows, if any, after payment of operating expenses. During the nine months ended September 30, 2021, we expensed $3,700 of working capital we previously funded under our Hyatt agreement because the amount is no longer expected to be recoverable. This amount is included in transaction related costs in our condensed consolidated statement of income (loss).
Radisson agreement. On November 1, 2021, we and Radisson amended our previous agreement for nine hotels we own, or our Radisson agreement. Under our amended Radisson agreement, Radisson will continue to manage eight of the nine hotels we own for a 10 year term effective August 1, 2021. Our amended Radisson agreement sets our annual minimum return at $10,200 and Radisson provided us with a new $22,000 limited guarantee for 75% of the aggregate annual minimum returns due to us beginning in 2023. Under our amended Radisson agreement, a management fee of 5% of gross room revenues for each hotel operated under the Country Inn & Suites brand and a management fee of 3% of gross room revenues for each hotel managed under the Radisson Hotel brand payable to Radisson will be an operating cost paid senior to our minimum return. Radisson may also earn a 20% incentive management fee after payment of our annual minimum return and reimbursement of certain advances, if any. We also agreed to fund approximately $12,000 of renovations that are expected to be completed by the end of 2022. As described above, we transitioned the management and branding of the ninth hotel that Radisson previously managed to Sonesta on November 1, 2021.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

We realized minimum returns of $1,822 and $5,111 during the three months ended September 30, 2021 and 2020, respectively, and $11,878 and $15,332 during the nine months ended September 30, 2021 and 2020, respectively, under our Radisson agreement. Pursuant to our Radisson agreement, Radisson had provided us with a guaranty, which was limited to $47,523. During the nine months ended September 30, 2021, the hotels under our Radisson agreement generated cash flows that were less than the minimum returns due to us for the periods and Radisson made $13,238 of guaranty payments to cover part of the shortfall and the Radisson guaranty was exhausted.

Marriott agreement. As of January 1, 2021, Marriott managed 105 of our hotels under agreements we had terminated in 2020 for Marriott’s failure to pay the cumulative shortfall between the payments we had received and 80% of the cumulative priority returns due to us in accordance with the agreement. We transitioned the branding and management of 88 Marriott managed hotels to Sonesta in February and March 2021. We sold one hotel that Marriott managed in April 2021 (see Note 4 for further information regarding this sale). As of September 30, 2021, Marriott managed 16 of our hotels. We are in arbitration proceedings with Marriott regarding, among other things, the timing and characterization of certain payments made to us, including Marriott’s assertion that we are required to refund $19,120 of minimum return advances made to us in 2020, and the validity of the timing of the termination of the Marriott agreements, including an exit hotel agreement which, if not terminated, would require us to sell the 16 hotels encumbered with a Marriott brand. We are also seeking repayment of certain working capital advances we made to Marriott during 2020. We have entered an agreement with Marriott regarding the 16 hotels noted above, pursuant to which we agreed to have these hotels remain Marriott branded hotels until the arbitration is resolved.
Our Marriott hotels generated net operating cash flow of $4,685 and a net operating cash flow deficit of $7,895 during the three and nine months ended September 30, 2021, respectively. Any returns we receive from Marriott are limited to the hotels’ available cash flows, if any, after payment of operating expenses. Marriott managed 122 of our hotels during the three and nine months ended September 30, 2020. We realized returns of $14,369 and $91,076 from our Marriott branded hotels during the three and nine months ended September 30, 2020, respectively. We incurred capital expenditures for certain hotels included in our Marriott agreement of $7,319 and $50,415 during the nine months ended September 30, 2021 and 2020, respectively.

Other. Our management agreement with IHG for one hotel expires on January 31, 2026. Our IHG hotel generated net operating cash flow of $962 and a net operating cash flow deficit of $384 during the three and nine months ended September 30, 2021, respectively. Any returns we receive from IHG are limited to the hotels’ available cash flows, if any, after payment of operating expenses. IHG managed or leased 103 of our hotels during the three and nine months ended September 30, 2020. We realized returns of $9,654 and $117,874 under our IHG agreement during the three and nine months ended September 30, 2020, respectively.
Net lease portfolio
As of September 30, 2021, we owned 794 service-focused retail net lease properties with 13,574,656 square feet with leases requiring annual minimum rents of $370,945 with a weighted (by annual minimum rents) average remaining lease term of 10.3 years. The portfolio was 98.2% leased by 175 tenants operating under 134 brands in 21 distinct industries.
As a result of the COVID-19 pandemic, some of our tenants requested rent assistance. During the three months ended September 30, 2021, we entered into a rent deferral agreement for $2,852 of rent with one net lease tenant. As of September 30, 2021, we had $10,827 of deferred rents outstanding related to 15 tenants we granted rent relief to pursuant to such requests who represented approximately 2.9% of our annualized rental income of our net lease retail portfolio as of September 30, 2021. These deferred rents are included in other assets, net in our condensed consolidated balance sheets. These tenants are obligated to pay, in most cases, the deferred rent over a 12 to 24 month period. We have elected to use the FASB relief package regarding the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic and account for lease concessions resulting from the COVID-19 pandemic outside of the existing lease modification guidance as the resulting cash flows from the modified lease are substantially the same as or less than the original lease. The deferred amounts did not impact our operating results for the three or nine months ended September 30, 2021.
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

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

For leases that are deemed not probable of collection, revenue is recorded as cash is received. We recognize all changes in the collectability assessment for an operating lease as an adjustment to rental income. We reduced our reserves for uncollectible amounts and increased rental income by $5,373 for the three months ended September 30, 2021 based on our assessment of collectibility and cash received from certain tenants. We recorded reserves for uncollectible amounts against rental income of $2,369 for the three months ended September 30, 2020, and $588 and $7,689 for the nine months ended September 30, 2021 and 2020, respectively. We had reserves for uncollectible rents of $16,434 and $18,230 as of September 30, 2021 and December 31, 2020, respectively, included in other assets in our condensed consolidated balance sheets.

TA leases. TA is our largest tenant, leasing 26.7% of our gross carrying value of real estate properties as of September 30, 2021. We lease to TA a total of 179 travel centers under five leases that expire between 2029 and 2035, subject to TA’s right to extend those leases, and require annual minimum rents of $246,111 as of September 30, 2021. In addition, TA is required to pay us previously deferred rent obligations in quarterly installments of $4,404 through January 31, 2023. TA paid $4,404 and $13,212 of deferred rent to us for the three and nine months ended September 30, 2021 and 2020, respectively. The remaining balance of previously deferred rents was $26,420 and $39,632 as of September 30, 2021 and December 31, 2020, respectively.
We recognized rental income from TA of $62,116 and $61,528 for the three months ended September 30, 2021 and 2020, respectively, and $186,357 and $184,583 for the nine months ended September 30, 2021 and 2020, respectively. Rental income was reduced by $3,267 and $3,250 for the three months ended September 30, 2021 and 2020, respectively, and $9,789 and $9,834 for the nine months ended September 30, 2021 and 2020, respectively, to record the deferred rent obligations under our TA leases and the estimated future payments to us by TA for the cost of removing underground storage tanks on a straight-line basis. As of September 30, 2021 and December 31, 2020, we had receivables for current rent amounts owed to us by TA and straight-line rent adjustments of $46,660 and $55,530, respectively. These amounts are included in due from related persons in our condensed consolidated balance sheets.
In addition to the rental income that we recognized during the three months ended September 30, 2021 and 2020 as described above, our TA leases require TA to pay us percentage rent based upon increases in certain sales. We determine percentage rent due under our TA leases annually and recognize any resulting amount as rental income when all contingencies are met. We had aggregate deferred percentage rent under our TA leases of $1,849 and $893 for the three months ended September 30, 2021 and 2020, respectively, and $4,827 and $1,742 for the nine months ended September 30, 2021 and 2020, respectively.
Our TA leases do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components. Under our TA leases, TA may request that we fund capital improvements in return for increases in TA’s annual minimum rent equal to 8.5% of the amounts funded. We did not fund any capital improvements to our properties that we leased to TA during each of the three and nine months ended September 30, 2021 or 2020.
See Note 9 for further information regarding our relationship with TA.
Our other net lease agreements generally provide for minimum rent payments and in addition may include variable payments. Rental income from operating leases, including any payments derived by index or market-based indices, is recognized on a straight-line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining the lease term. We recognized rental income from our net lease properties (excluding TA) of $36,608 and $34,574 for the three months ended September 30, 2021 and 2020, respectively, which included $2,361 and $5,620, respectively, of adjustments to record scheduled rent changes under certain of our leases on a straight-line basis and $99,594 and $106,804 for the nine months ended September 30, 2021 and 2020, respectively, which included $6,702 and $11,433, respectively, of adjustments to record scheduled rent changes under certain of our leases on a straight-line basis.
Note 6. Indebtedness
Our principal debt obligations at September 30, 2021 were: (1) $1,000,000 of outstanding borrowings under our $1,000,000 revolving credit facility; and (2) $6,200,000 aggregate outstanding principal amount of senior unsecured notes. Our revolving credit facility is governed by a credit agreement with a syndicate of institutional lenders.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

The maturity date of our revolving credit facility is July 15, 2022, and, subject to the payment of an extension fee and meeting certain other conditions noted below, we have an option to extend the maturity date of the facility for two additional six-month periods. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. We are required to pay interest on borrowings under our revolving credit facility at the rate of LIBOR plus a premium, which was 235 basis points per annum, subject to a LIBOR floor of 0.50%, as of September 30, 2021. We also pay a facility fee, which was 30 basis points per annum at September 30, 2021, on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. As of September 30, 2021, the annual interest rate payable on borrowings under our revolving credit facility was 2.85%. The weighted average annual interest rate for borrowings under our revolving credit facility was 2.85% and 2.55% for the three months ended September 30, 2021 and 2020, respectively, and 2.85% and 2.38% for the nine months ended September 30, 2021 and 2020, respectively. As of each of September 30, 2021 and November 3, 2021, our $1,000,000 revolving credit facility was fully drawn.
We and our lenders amended our credit agreement governing our $1,000,000 revolving credit facility in 2020. Among other things, the amendments waived all of the then existing financial covenants through the end of the agreement term, or July 15, 2022, or the Waiver Period. As a result of the amendments, among other things:
•we pledged certain equity interests of subsidiaries owning properties and provided first mortgage liens on 74 properties owned by the pledged subsidiaries with an undepreciated book value of $1,834,420 as of September 30, 2021 to secure our obligations under the credit agreement;

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

•in order to exercise the first six month extension option under the credit agreement, we would need to be in compliance with the financial covenants under the agreement calculated using pro forma projections as defined in the agreement for the quarter ending June 30, 2022, annualized, and have repaid or refinanced our $500,000 of 5.00% senior notes due in August 2022; and

•we may not, during the Waiver Period and until we demonstrate compliance with certain covenants, utilize the feature in our credit agreement pursuant to which maximum aggregate borrowings may be increased to up to $2,300,000 on a combined basis in certain circumstances.

Our credit agreement and our unsecured senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR LLC, ceasing to act as our business manager. Our credit agreement and our unsecured senior notes indentures and their supplements also contain covenants, including those that restrict our ability to incur debts or to make distributions under certain circumstances and generally require us to maintain certain financial ratios. As of September 30, 2021, we were not in compliance with one of our debt covenants necessary to incur additional debt, and as a result, we will not be able to incur additional debt until we meet the required covenant level.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 7. Shareholders' Equity
Distributions
During the three months ended September 30, 2021, we declared and paid regular quarterly distributions to common shareholders as follows:

Declaration Date	Record Date	Paid Date	Dividend Per Common Share	Total Distributions
January 14, 2021	January 25, 2021	February 18, 2021	$0.01	$1,648
April 15, 2021	April 26, 2021	May 20, 2021	0.01	1,648
July 15, 2021	July 26, 2021	August 19, 2021	0.01	1,648
			$0.03	$4,944
On October 14, 2021, we declared a regular quarterly distribution to common shareholders of record as of October 25, 2021 of $0.01 per share, or $1,651. We expect to pay this amount on or about November 18, 2021.
Common Share Awards
On June 16, 2021, in accordance with our Trustee compensation arrangements, we awarded to each of our seven Trustees 7,000 of our common shares, valued at $13.94 per common share, the closing price of our common shares on The Nasdaq Stock Market, or Nasdaq, on that day.
On September 15, 2021, we awarded under our equity compensation plan an aggregate of 291,700 of our common shares, valued at $10.82 per common share, the closing price of our common shares on Nasdaq on that day, to our officers and certain other current and former officers and employees of RMR LLC.
Common Share Purchases
During the nine months ended September 30, 2021, we purchased an aggregate of 70,795 of our common shares valued at a weighted average share price of $11.10 per share, from our officers and certain other current and former officers and employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
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
We recognized net business management fees payable to RMR LLC of $10,794 and $8,641 for the three months ended September 30, 2021 and 2020, respectively, and $31,836 and $27,613 for the nine months ended September 30, 2021 and 2020, respectively. Based on our common share total return, as defined in our business management agreement, as of each of September 30, 2021 and 2020, no incentive fees are included in the net business management fees we recognized for the three or nine months ended September 30, 2021 or 2020. The actual amount of annual incentive fees for 2021, if any, will be based on our common share total return, as defined in our business management agreement, for the three-year period ending December 31, 2021, and will be payable in January 2022. We did not incur an incentive fee payable to RMR LLC for the year ended December 31, 2020. We include business management fee amounts in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).
We and RMR LLC amended our business management agreement effective August 1, 2021 to replace the benchmark index used in the calculation of incentive management fees. Pursuant to the amendment, for periods beginning on and after August 1, 2021, the MSCI U.S. REIT/Hotel & Resort REIT Index will replace the discontinued SNL U.S. REIT Hotel Index and be used to calculate benchmark returns per share for purposes of determining any incentive management fee payable by us to RMR LLC. For periods prior to August 1, 2021, the SNL U.S. REIT Hotel Index will continue to be used. Accordingly, the

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

calculation of incentive management fees for the next three measurement periods will continue to use the SNL U.S. REIT Hotel Index in calculating the benchmark returns for periods through July 31, 2021. This change of index was due to S&P Global, Inc. ceasing to publish the SNL U.S. REIT Hotel Index.
We recognized property management and construction supervision fees payable to RMR LLC of $1,384 and $781 for the three months ended September 30, 2021 and 2020, respectively, and $3,267 and $2,722 for the nine months ended September 30, 2021 and 2020, respectively. Of those amounts, for the three months ended September 30, 2021 and 2020, $1,002 and $781, respectively, of property management fees were expensed to other operating expenses in our condensed consolidated statements of comprehensive income (loss) and $382 of construction and supervision fees were capitalized for the three months ended September 30, 2021. For the nine months ended September 30, 2021 and 2020, $2,683 and $2,710, respectively, of property management fees were expensed to other operating expenses in our condensed consolidated statements of comprehensive income (loss) and $584 and $12, respectively, of construction and supervision fees were capitalized. The amounts capitalized are included in building, improvements and equipment in our condensed consolidated balance sheets and are being depreciated over the estimated useful lives of the related capital assets.
We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. We are generally not responsible for payment of RMR LLC’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC employees assigned to work exclusively or partly at our net lease properties, our share of the wages, benefits and other related costs of RMR LLC's centralized accounting personnel, our share of RMR LLC’s costs for providing our internal audit function, and as otherwise agreed. We reimbursed RMR LLC $679 and $258 for these expenses and costs for the three months ended September 30, 2021 and 2020, respectively, and $2,016 and $525 for the nine months ended September 30, 2021 and 2020, respectively. We included these amounts in other operating expenses and selling, general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income (loss).

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

Note 9. Related Person Transactions
We have relationships and historical and continuing transactions with TA, Sonesta, RMR LLC, The RMR Group, Inc., or RMR Inc., and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR LLC is a majority owned operating subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. John G. Murray, our other Managing Trustee and our President and Chief Executive Officer also serves as an officer and employee of RMR LLC. In addition, each of our other officers serves as an officer of RMR LLC. Some of our Independent Trustees also serve as independent trustees or independent directors of other public companies to which RMR LLC or its subsidiaries provide management services. Adam Portnoy serves as chair of the boards of trustees or boards of directors and as a managing trustee or managing director of those companies. Other officers of RMR LLC, including Mr. Murray and certain of our other officers, serve as managing trustees, managing directors or officers of certain of these companies.
See Note 7 for information relating to the annual share awards we made in September 2021 to our officers and certain other employees of RMR LLC and common shares we purchased from our officers and certain other current and former officers and employees of RMR LLC in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares to them. We include amounts recognized as expense for share awards to RMR LLC employees in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

TA. We lease 179 of our travel centers to TA under our TA leases. As of September 30, 2021, we owned 1,184,797 shares of TA common stock, representing approximately 8.1% of TA’s outstanding shares of common stock. RMR LLC provides management services to both us and TA, and Adam D. Portnoy, also serves as the chair of the board of directors and as a managing director of TA and, as of September 30, 2021, beneficially owned 658,506 shares of TA common stock (including through RMR LLC), representing approximately 4.5% of TA’s outstanding shares of common stock. See Note 5 for further information regarding our relationships, agreements and transactions with TA and Note 12 for further information regarding our investment in TA.

Sonesta. Sonesta is a private company. One of our Managing Trustees, Mr. Portnoy, is the controlling shareholder and a director of Sonesta. One of Sonesta’s other directors is our other Managing Trustee, President and Chief Executive Officer and Sonesta’s other director serves as RMR LLC’s and RMR Inc.’s executive vice president, general counsel and secretary, as a managing director of RMR Inc. and as our Secretary. Sonesta’s chief executive officer and chief financial officer are officers of RMR LLC. Certain other officers and employees of Sonesta are former employees of RMR LLC. RMR LLC also provides certain services to Sonesta. As of September 30, 2021, we owned approximately 34% of Sonesta which managed 261 of our hotels. See Note 5 for further information regarding our relationships, agreements and transactions with Sonesta.
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
During the three months ended September 30, 2021, we recognized an income tax benefit of $55, which includes $139 of foreign taxes and $194 of state tax benefit. During the three months ended September 30, 2020, we recognized an income tax benefit of $296, which includes $123 of foreign tax benefit and $173 of state tax benefit. During the nine months ended September 30, 2021, we recognized income tax expense of $1,009, which includes $309 of foreign taxes and $699 of state taxes. During the nine months ended September 30, 2020, we recognized income tax expense of $16,706 which includes $379 of foreign taxes, $677 of state taxes and a $15,650 deferred tax liability recorded as a result of the book value to tax basis difference related to the accounting of an insurance settlement at one of our hotels.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 11. Segment Information
We aggregate our hotels and net lease portfolio into two reportable segments, hotel investments and net lease investments, based on their similar operating and economic characteristics.

	For the Three Months Ended September 30, 2021
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$338,375	$—	$—	$338,375
Rental income	—	98,724	—	98,724
Total revenues	338,375	98,724	—	437,099

Expenses:
Hotel operating expenses	285,233	—	—	285,233
Other operating expenses	—	4,437	—	4,437
Depreciation and amortization	66,065	58,098	—	124,163
General and administrative	—	—	14,231	14,231
Transaction related costs	—	—	3,149	3,149
Loss on asset impairment	—	—	—	—
Total expenses	351,298	62,535	17,380	431,213

Gain on sale of real estate, net	—	94	—	94
Unrealized gain on equity securities, net	—	—	24,348	24,348
Interest income	—	—	203	203
Interest expense	—	—	(92,458)	(92,458)
Income (loss) before income taxes and equity in earnings of an investee	(12,923)	36,283	(85,287)	(61,927)
Income tax benefit	—	—	55	55
Equity in earnings of an investee	2,158	—	—	2,158
Net income (loss)	$(10,765)	$36,283	$(85,232)	$(59,714)

	For the Nine Months Ended September 30, 2021
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$787,463	$—	$—	$787,463
Rental income	700	286,042	—	286,742
Total revenues	788,163	286,042	—	1,074,205

Expenses:
Hotel operating expenses	723,769	—	—	723,769
Other operating expenses	—	11,758		11,758
Depreciation and amortization	200,772	169,436	—	370,208
General and administrative	(276)	1,008	40,108	40,840
Transaction related costs	23,159	—	5,775	28,934
Loss on asset impairment	—	2,110	—	2,110
Total expenses	947,424	184,312	45,883	1,177,619

Gain on sale of real estate, net	10,813	121	—	10,934
Unrealized gain on equity securities, net	—	—	20,367	20,367
Interest income	—	—	485	485
Interest expense	—	—	(273,227)	(273,227)
Income (loss) before income taxes and equity in losses of an investee	(148,448)	101,851	(298,258)	(344,855)
Income tax expense	—	—	(1,009)	(1,009)
Equity in earnings of an investee	50	—	—	50
Net income (loss)	$(148,398)	$101,851	$(299,267)	$(345,814)

	As of September 30, 2021
	Hotels	Net Lease	Corporate	Consolidated
Total assets	$4,609,248	$3,605,271	$1,120,312	$9,334,831

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

	For the Three Months Ended September 30, 2020
	Hotels	Net Lease	Corporate		Consolidated
Revenues:
Hotel operating revenues	$199,719	$—	$—		$199,719
Rental income	674	96,102	—		96,776
Total revenues	200,393	96,102	—		296,495

Expenses:
Hotel operating expenses	174,801	—	—		174,801
Other operating expenses	—	3,705	—		3,705
Depreciation and amortization	64,517	57,687	—		122,204
General and administrative	—	—	12,295		12,295
Loss on asset impairment	262	9,986	—		10,248
Total expenses	239,580	71,378	12,295		323,253

Loss on sale of real estate, net	—	109	—		109
Unrealized gain on equity securities, net	—	—	5,606		5,606
Interest income	6	—	—		6
Interest expense	—	—	(80,532)		(80,532)
Income (loss) before income taxes and equity in losses of an investee	(39,181)	24,833	(87,221)		(101,569)
Income tax benefit	—	—	296		296
Equity in losses of an investee	—	—	(1,369)		(1,369)
Net income (loss)	$(39,181)	$24,833	$(88,294)		$(102,642)

	For the Nine Months Ended September 30, 2020
	Hotels	Net Lease	Corporate		Consolidated
Revenues:
Hotel operating revenues	$700,578	$—	$—		$700,578
Rental income	3,246	291,387	—		294,633
Total revenues	703,824	291,387	—		995,211

Expenses:
Hotel operating expenses	492,906	—	—		492,906
Other operating expenses	—	11,029	—		11,029
Depreciation and amortization	199,955	177,602	—		377,557
General and administrative	—	—	37,621		37,621
Loss on asset impairment	22,622	32,880	—		55,502
Total expenses	715,483	221,511	37,621		974,615

Loss on sale of real estate, net	—	(9,655)	—		(9,655)
Gain on insurance settlement	62,386	—	—		62,386
Unrealized gain on equity securities, net	—	—	4,409		4,409
Interest income	168	—	115		283
Interest expense	—	—	(223,679)		(223,679)
Loss on early extinguishment of debt	—	—	(6,970)		(6,970)
Income (loss) before income taxes and equity in losses of an investee	50,895	60,221	(263,746)		(152,630)
Income tax expense	—	—	(16,706)		(16,706)
Equity in losses of an investee	—	—	(4,305)		(4,305)
Net income (loss)	$50,895	$60,221	$(284,757)		$(173,641)

	As of December 31, 2020
	Hotels	Net Lease	Corporate		Consolidated
Total assets	$4,846,410	$3,721,418	$119,491	`	$8,687,319
Note 12. Fair Value of Assets and Liabilities
The table below presents certain of our assets carried at fair value at September 30, 2021, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Recurring Fair Value Measurement Assets:
Investment in TA (Level 1) (1)	$58,991	$58,991	$38,624	$38,624
Non-Recurring Fair Value Measurement Assets:
Assets of properties held for sale (Level 2) (2)	$3,690	$3,690	$13,543	$13,543

(1)As of September 30, 2021 and December 31, 2020, we owned 1,184,797 shares of TA common stock, which are included in other assets in our condensed consolidated balance sheets and reported at fair value based on quoted market prices (Level 1 inputs). Our historical cost basis for these shares was $24,418 as of both September 30, 2021 and December 31, 2020. We recorded unrealized gains of $24,348 and $5,606 during the three months ended September 30, 2021 and 2020, respectively, and unrealized gains of $20,367 and $4,909 during the nine months ended September 30, 2021 and 2020, respectively, to adjust the carrying value of our investment in shares of TA common stock to its fair value.

(2)As of September 30, 2021, we owned six net lease properties located in five states with an aggregate carrying value of $3,690 classified as held for sale. These properties are recorded at their estimated fair value less costs to sell based on information derived from offers received from prospective buyers of the properties (Level 2 inputs as defined in the fair value hierarchy under GAAP). We recorded a $2,110 loss on asset impairment during the nine months ended September 30, 2021 to reduce the carrying value of five of these properties to their estimated fair value less costs to sell. As of December 31, 2020, we owned five hotels in four states with an aggregate carrying value of $10,699 and six net lease properties located in six states with an aggregate carrying value of $2,844 classified as held for sale.

In addition to the assets included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, revolving credit facility and senior notes. At September 30, 2021 and December 31, 2020, the fair values of these additional financial instruments approximated their carrying values in our condensed consolidated balance sheets due to their short-term nature or floating interest rates, except as follows:

	September 30, 2021		December 31, 2020
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Senior Unsecured Notes, due 2022 at 5.00%	$498,941	$504,458	$498,032	$510,285
Senior Unsecured Notes, due 2023 at 4.50%	499,720	511,435	499,596	505,280
Senior Unsecured Notes, due 2024 at 4.65%	349,004	355,541	348,700	347,893
Senior Unsecured Notes, due 2024 at 4.35%	820,649	840,362	819,546	819,328
Senior Unsecured Notes, due 2025 at 4.50%	347,634	350,656	347,118	346,462
Senior Unsecured Notes, due 2025 at 7.50%	790,757	900,748	789,006	926,404
Senior Unsecured Notes, due 2026 at 5.25%	345,059	353,668	344,212	354,996
Senior Unsecured Notes, due 2026 at 4.75%	446,973	449,460	446,515	448,506
Senior Unsecured Notes, due 2027 at 4.95%	395,971	399,028	395,405	404,328
Senior Unsecured Notes, due 2027 at 5.50%	443,109	479,815	442,370	491,918
Senior Unsecured Notes, due 2028 at 3.95%	392,770	379,540	391,908	388,146
Senior Unsecured Notes, due 2029 at 4.95%	418,697	417,163	418,102	430,064
Senior Unsecured Notes, due 2030 at 4.375%	390,503	382,550	389,656	388,292
Total financial liabilities	$6,139,787	$6,324,424	$6,130,166	$6,361,902
(1)Carrying value includes unamortized discounts and premiums and issuance costs.
At September 30, 2021 and December 31, 2020, we estimated the fair values of our senior notes using an average of the bid and ask price of our then outstanding issuances of senior notes (Level 2 inputs).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2020 Annual Report.
Overview (dollar amounts in thousands, except share amounts and per-room hotel data)
We are a REIT organized under the laws of the State of Maryland. As of September 30, 2021, we owned 1,098 properties in 47 states, the District of Columbia, Canada and Puerto Rico.
Business Environment and Outlook. Since March 2020, the lodging industry and other industries in which our managers and tenants operate have been adversely impacted by the COVID-19 global pandemic, along with federal, state and local government mandates intended to contain and mitigate the spread of COVID-19 and market reactions to the pandemic. The effects of COVID-19 continue to have a significant negative impact on our results of operations, financial position and cash flow. Although lodging demand improved during the three and nine months ended September 30, 2021 when compared to 2020 levels, we cannot predict with certainty when business levels may return to historical pre-pandemic levels. We currently expect that the recovery with respect to business transient and group business will be gradual and likely inconsistent. We also currently expect the recovery of the U.S. hospitality industry to be a multi-year process and to remain uneven. In addition, consumer confidence and lodging demand will continue to be affected by unemployment, perceptions of the safety of returning to normal activities, the continued use of video conferencing technologies rather than in person meetings and broader macroeconomic trends. We are closely monitoring the impacts of the COVID-19 pandemic on all aspects of our business, specifically, but not limited to, labor availability and cost pressures from supply chain disruptions and commodity price inflation in our hotel portfolio. For more information and risks relating to the COVID-19 pandemic on us and our business, see Part I, Item 1, “Business—Impact of COVID-19” and Part I, Item 1A, “Risk Factors”, of our 2020 Annual Report. Our manager, RMR LLC, has taken various actions in response to the COVID-19 pandemic to address its operating and financial impact on us. In addition, we are continuing to closely monitor the impact of the COVID-19 pandemic on all aspects of our business. For more information regarding these actions and monitoring activities, see our 2020 Annual Report.
Management agreements and leases. At September 30, 2021, we owned 304 hotels operated under six agreements. We leased these hotels to our wholly owned TRSs that are managed by hotel operating companies. We own 794 service-oriented properties with 175 tenants subject to “triple net” leases, where the tenants are generally responsible for the payment of operating expenses and capital expenditures. Our condensed consolidated statements of comprehensive income (loss) include hotel operating revenues and hotel operating expenses from our managed hotels and rental income and other operating expenses from our leased hotels and net lease properties.
In February and March 2021, we transitioned the branding and management of 88 hotels to Sonesta from Marriott, in June 2021, we transitioned the branding and management of five hotels to Sonesta from Hyatt and on November 1, 2021, we transitioned the branding and management of one hotel to Sonesta from Radisson. For further information regarding these transitions, see Note 5 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
On June 7, 2021, we and Hyatt amended our Hyatt agreement. Under our amended Hyatt agreement, Hyatt will continue to manage 17 of the 22 hotels we own for a 10-year term effective April 1, 2021. For further information regarding our amended Hyatt agreement, see Note 5 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
On November 1, 2021, we and Radisson amended our Radisson agreement. Under our amended Radisson agreement, Radisson will continue to manage eight of the nine hotels we own for a 10-year term effective August 1, 2021. For further information regarding our amended Radisson agreement, see Note 5 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Hotel Portfolio. As of September 30, 2021, we owned 304 hotels. In the three and nine months ended September 30, 2021, the U.S. hotel industry generally realized increases in average daily rate, or ADR, revenue per available room, or RevPAR, and occupancy compared to the corresponding 2020 periods. During the quarter ended September 30, 2021, our hotel portfolio produced aggregate quarter over quarter increases in ADR, RevPAR and occupancy. The following table provides a summary for all our hotels of these revenue metrics for the periods presented which we believe are key indicators of performance at our hotels.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change		2021	2020	Change
All Hotels
No. of hotels	304	329	(25)		304	329	(25)
No. of rooms or suites	48,439	51,404	(2,965)		48,439	51,404	(2,965)
Occupancy	60.1%	43.6%	16.5	pts	52.2%	42.7%	9.5	pts
ADR	$114.55	$89.88	27.4%		$102.84	$103.30	(0.4)%
RevPAR	$68.84	$39.19	75.7%		$53.68	$44.11	21.7%
Comparable hotels data. We present RevPAR, ADR and occupancy for the periods presented on a comparable basis to facilitate comparisons between periods. We generally define comparable hotels as those that were owned by us and were open and operating for the entire periods being compared. For the three months ended September 30, 2021 and 2020, our comparable results exclude 12 hotels that had suspended operations during part of the periods presented. For the nine months ended September 30, 2021 and 2020, SVC’s comparable results exclude 22 hotels that had suspended operations during part of the periods presented. The following table provides a summary of these revenue metrics for the periods presented.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Change		2021	2020	Change
Comparable Hotels
No. of hotels	292	292	—		282	282	—
No. of rooms or suites	45,020	45,020	—		42,292	42,292	—
Occupancy	60.9%	45.5%	15.4	pts	53.5%	44.9%	8.6	pts
ADR	$111.18	$90.87	22.4%		$95.50	$100.17	(4.7)%
RevPAR	$67.71	$41.35	63.7%		$51.09	$44.98	13.6%
We believe these results are primarily due to the improved lodging fundamentals in the current year periods and disruption and displacement at certain of our hotels as a result of the COVID-19 pandemic that negatively affected results in the prior year periods.
Net Lease Portfolio. As of September 30, 2021, we owned 794 service-focused retail net lease properties with 13,574,656 square feet leased to 175 tenants subject to “triple net” leases (where the tenants are responsible for payments of operating expenses and capital expenditures) requiring annual minimum rent of $370,945. Our net lease portfolio was 98.2% occupied as of September 30, 2021 with a weighted (by annual minimum rent) lease term of 10.3 years, operating under 134 brands in 21 distinct industries. TA is our largest tenant. As of September 30, 2021, we leased 179 travel centers to TA under five master leases that expire between 2029 and 2035 and require annual minimum rents of $246,111.
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
During the nine months ended September 30, 2021, we sold six hotels with 576 rooms for $32,016, excluding closing costs, and five net lease properties with 44,680 square feet for $2,705, excluding closing costs. In October 2021, we sold one net lease property with 7,070 rentable square feet for a sales price of $915, excluding closing costs.

Results of Operations (dollar amounts in thousands, except share amounts)
Three Months Ended September 30, 2021 compared to the Three Months Ended September 30, 2020

	For the Three Months Ended September 30,
			Increase	% Increase
	2021	2020	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$338,375	$199,719	$138,656	69.4%
Rental income - hotels	—	674	(674)	(100.0)%
Rental income - net lease	98,724	96,102	2,622	2.7%
Total revenues	437,099	296,495	140,604	47.4%

Expenses:
Hotel operating expenses	285,233	174,801	110,432	63.2%
Other operating expenses	4,437	3,705	732	19.8%
Depreciation and amortization - hotels	66,065	64,517	1,548	2.4%
Depreciation and amortization - net lease	58,098	57,687	411	0.7%
Total depreciation and amortization	124,163	122,204	1,959	1.6%
General and administrative	14,231	12,295	1,936	15.7%
Transaction related costs	3,149	—	3,149	n/m
Loss on asset impairment	—	10,248	(10,248)	(100.0)%
Total expenses	431,213	323,253	107,960	33.4%

Other operating income:
Gain on sale of real estate, net	94	109	(15)	(13.8)%
Unrealized gain on equity securities, net	24,348	5,606	18,742	334.3%
Interest income	203	6	197	3,283.3%
Interest expense	(92,458)	(80,532)	(11,926)	14.8%
Loss before income taxes and equity in earnings (losses) of an investee	(61,927)	(101,569)	39,642	(39.0)%
Income tax benefit	55	296	(241)	(81.4)%
Equity in earnings (losses) of an investee	2,158	(1,369)	3,527	(257.6)%
Net loss	$(59,714)	$(102,642)	$42,928	41.8%

Weighted average shares outstanding (basic and diluted)	164,590	164,435	155	0.1%

Net loss per common share (basic and diluted)	$(0.36)	$(0.62)	$0.26	(41.9)%
References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended September 30, 2021, compared to the three months ended September 30, 2020.
Hotel operating revenues. The increase in hotel operating revenues is primarily as a result of higher occupancies and average rates at certain of our hotels in the 2021 period and the negative impact the COVID-19 pandemic had on our hotels in the 2020 period ($146,353), partially offset by the sale of certain hotels since July 1, 2020 ($7,697). Additional operating statistics of our hotels are included in the table on page 23.
Rental income - hotels. The decrease in rental income – hotels is primarily the result of the conversion of one hotel from a leased to managed property during 2020.
Rental income - net lease. The increase in rental income - net lease is primarily the result of the reduction of reserves for uncollectible amounts in the 2021 period as compared to an increase in reserves for uncollectible amounts in the 2020 period ($7,743), partially offset by certain vacancies and lease restructurings ($3,610).

Hotel operating expenses. The increase in hotel operating expenses is primarily a result of an increase in occupancy at certain managed hotels ($36,343), an increase in wages and benefits ($31,901), an increase in utilities and management fees ($14,957) and a decrease in the amount of guaranty and security deposit utilization under certain of our hotel management agreements ($30,474), partially offset by the sale of certain hotels since July 1, 2020 ($3,243).
Other operating expenses. The increase in other operating expenses is primarily the result of higher carrying costs at vacant properties.
Depreciation and amortization - hotels. The increase in depreciation and amortization - hotels is a result an increase in depreciation expense from capital improvements made since July 1, 2020 ($2,429), partially offset by the sale of certain hotels and certain of our depreciable assets becoming fully depreciated since July 1, 2020 ($881).
Depreciation and amortization - net lease. The increase in depreciation and amortization - net lease is primarily the result of an increase in depreciation expense from capital improvements made since July 1, 2020 ($717), partially offset by the sale of certain net lease properties since July 1, 2020 and certain of our depreciable assets becoming fully depreciated since July 1, 2020 ($306).
General and administrative. The increase in general and administrative costs is primarily due to an increase in business management fees as a result of an increase in our market capitalization ($2,152), partially offset by a decrease in professional service expenses ($134) in the 2021 period.
Transaction related costs. Transaction related costs for the three months ended September 30, 2021 are primarily related to our arbitration proceedings with Marriott.
Loss on asset impairment. We recorded a $10,248 loss on asset impairment during the three months ended September 30, 2020 to reduce the carrying value of one hotel and two net lease properties to their estimated fair value less costs to sell.
Gain on sale of real estate, net. We recorded a $94 net gain on sale of real estate during the three months ended September 30, 2021 in connection with the sale of two net lease properties and a $109 net gain on sale of real estate during the three months ended September 30, 2020 in connection with the sales of five net lease properties.
Unrealized gain on equity securities, net. Unrealized gain on equity securities, net represents the adjustment required to adjust the carrying value of our investment in shares of TA common stock to its fair value as of September 30, 2021 and 2020.
Interest income. The increase in interest income is due to higher average cash balances during the 2021 period.
Interest expense. The increase in interest expense is due to higher average outstanding borrowings and a higher weighted average interest rate in the 2021 period.
Income tax benefit. The decrease in income tax benefit is primarily due to a decrease in our net state tax benefit during the 2021 period, partially offset by foreign sourced income tax expense.
Equity in earnings (losses) of an investee. Equity in earnings (losses) of an investee represents our proportionate share of the earnings and losses of Sonesta.
Net loss. Our net loss and net loss per common share (basic and diluted) each decreased in the 2021 period compared to the 2020 period primarily due to the revenue and expense changes discussed above.

Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020

	For the Nine Months Ended September 30,
			Increase	% Increase
	2021	2020	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$787,463	$700,578	$86,885	12.4%
Rental income - hotels	700	3,246	(2,546)	(78.4)%
Rental income - net lease portfolio	286,042	291,387	(5,345)	(1.8)%
Total revenues	1,074,205	995,211	78,994	7.9%

Expenses:
Hotel operating expenses	723,769	492,906	230,863	46.8%
Other operating expenses	11,758	11,029	729	6.6%
Depreciation and amortization - hotels	200,772	199,955	817	0.4%
Depreciation and amortization - net lease portfolio	169,436	177,602	(8,166)	(4.6)%
Total depreciation and amortization	370,208	377,557	(7,349)	(1.9)%
General and administrative	40,840	37,621	3,219	8.6%
Transaction related costs	28,934	—	28,934	n/m
Loss on asset impairment	2,110	55,502	(53,392)	96.2%
Total expenses	1,177,619	974,615	203,004	20.8%

Other operating income:
Gain (loss) on sale of real estate, net	10,934	(9,655)	20,589	213.2%
Gain on insurance settlement	—	62,386	(62,386)	(100.0)%
Unrealized gain on equity securities, net	20,367	4,409	15,958	(361.9)%
Interest income	485	283	202	71.4%
Interest expense	(273,227)	(223,679)	(49,548)	(22.2)%
Loss on early extinguishment of debt	—	(6,970)	6,970	100.0%
Income before income taxes and equity in losses of an investee	(344,855)	(152,630)	(192,225)	n/m
Income tax expense	(1,009)	(16,706)	15,697	n/m
Equity in earnings (losses) of an investee	50	(4,305)	4,355	n/m
Net loss	$(345,814)	$(173,641)	$(172,173)	n/m

Weighted average shares outstanding (basic and diluted)	164,532	164,397	135	0.1%

Net loss per common share (basic and diluted)	$(2.10)	$(1.06)	$(1.04)	n/m
References to changes in the income and expense categories below relate to the comparison of consolidated results for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.
Hotel operating revenues. The increase in hotel operating revenues is a result of higher occupancies and higher average rates at certain of our hotels in the 2021 period and the negative impact the COVID-19 pandemic had on our hotels in the 2020 period ($108,635), partially offset by the sale of certain of our hotels since January 1, 2020 ($21,751). Additional operating statistics of our hotels are included in the table on page 23.
Rental income - hotels. The decrease in rental income - hotels is primarily a result of the conversion of one hotel from a leased to managed property during 2020.
Rental income - net lease portfolio. The decrease in rental income - net lease is primarily the result of the sale of certain net lease properties since January 1, 2020 ($5,408) and the result of certain vacancies and lease restructurings ($4,996), partially offset by the net reduction of reserves for uncollectible amounts in the 2021 period ($5,019).

Hotel operating expenses. The increase in hotel operating expenses is primarily the result of an increase in occupancy at certain managed hotels ($23,038), an increase in management fees ($22,994) and a decrease in the amount of guaranty and security deposit utilization under certain of our hotel management agreements ($206,436), partially offset by the sale of certain hotels since January 1, 2020 ($10,287) and a decrease in wages and benefits ($10,490).
Other operating expenses. The increase in other operating expenses is primarily the result of higher carrying costs at vacant properties.
Depreciation and amortization - hotels. The increase in depreciation and amortization - hotels is the result of an increase in depreciation expense from capital improvements made since January 1, 2020 ($4,640), partially offset by the sale of certain hotels and certain of our depreciable assets becoming fully depreciated since January 1, 2020 ($3,911).
Depreciation and amortization - net lease portfolio. The decrease in depreciation and amortization - net lease portfolio is a result of the depreciation and amortization of properties that were sold since January 1, 2020 ($3,220) and by certain of our depreciable assets becoming fully depreciated since January 1, 2020 ($4,946).
General and administrative. The increase in general and administrative costs is primarily due to higher business management fees as a result of an increase in our market capitalization ($2,070), partially offset by lower professional fees ($787) in the 2021 period.
Transaction related costs. Transaction related costs for the nine months ended September 30, 2021 included $19,971 of hotel manager transition related costs related to rebranding certain hotels, $5,263 of legal costs related to the arbitration proceedings with Marriott and $3,700 of working capital we previously funded under our Hyatt agreement as a result of the amount no longer being expected to be recoverable.
Loss on asset impairment. We recorded a $2,110 loss on asset impairment during the nine months ended September 30, 2021 to reduce the carrying value of five net lease properties to their estimated fair value less costs to sell. We recorded a $55,502 loss on asset impairment during the nine months ended September 30, 2020 to reduce the carrying value of 18 hotels and eight net lease properties to their estimated fair value.
Gain (loss) on sale of real estate, net. We recorded a $10,934 net gain on sale of real estate in the 2021 period in connection with the sales of six hotels and five net lease properties and a $9,655 net loss on sale of real estate in connection with the sales of 15 net lease properties during the nine months ended September 30, 2020.
Gain on insurance settlement. In the 2020 period we recorded a $62,386 gain on insurance settlement as a result of insurance proceeds received for our then leased hotel in San Juan, PR related to Hurricane Maria.
Unrealized gain on equity securities, net. Unrealized gain on equity securities, net represents the adjustment required to adjust the carrying value of our investment in shares of TA common stock to its fair value as of September 30, 2021 and 2020.
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
As of September 30, 2021, all 304 of our hotels were managed by five hotel operating companies pursuant to six combination portfolio agreements. Our 794 net lease properties were leased to 175 tenants as of September 30, 2021. The costs of operating and maintaining our properties are generally paid by the hotel managers as agents for us or by our tenants for their own account. Our hotel managers and tenants derive their funding for property operating expenses and for returns and rents due to us generally from property operating revenues and, to the extent that these parties themselves fund our minimum returns and rents, from their separate resources. As of September 30, 2021, our hotel managers included Sonesta (261 hotels), Hyatt (17 hotels), Radisson (nine hotels), Marriott (16 hotels) and IHG (one hotel). TA is our largest tenant (179 travel centers).
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
As of January 1, 2021, Marriott managed 105 of our hotels under agreements we had terminated in 2020 for Marriott’s failure to pay the cumulative shortfall between the payments we had received and 80% of the cumulative priority returns due to us in accordance with the agreement. We transitioned the branding and management of 88 Marriott hotels to Sonesta in February 2021 and March 2021. We sold one Marriott hotel in April 2021. As of September 30, 2021, Marriott managed 16 of our hotels. For further information regarding this sale, see the Notes to condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We are in arbitration proceedings with Marriott regarding, among other things, the timing and characterization of certain payments made to us, including Marriott’s assertion that we are required to refund $19,120 of minimum return advances made to us in 2020, and the validity of the timing of the termination of the Marriott agreements, including an exit hotel agreement which, if not terminated, would require us to sell the 16 hotels encumbered with a Marriott brand. We are also seeking repayment of certain working capital advances we made to Marriott during 2020. We have entered an agreement with Marriott regarding the 16 hotels noted above, pursuant to which we agreed to have these hotels remain Marriott branded hotels until the arbitration is resolved.
On June 7, 2021, we and Hyatt amended our Hyatt agreement. Under our amended Hyatt agreement, Hyatt will continue to manage 17 of the 22 hotels we own for a 10-year term effective April 1, 2021. Our amended Hyatt agreement sets our annual minimum return at $12,000, and Hyatt provided us with a new $30,000 limited guarantee for 75% of the aggregate annual minimum returns due to us beginning in 2023. Under our amended Hyatt agreement a management fee of 5% of gross room revenues payable to Hyatt will be an operating cost paid senior to our minimum return. Hyatt may also earn a 20% incentive management fee after payment of our annual minimum return and reimbursement of certain advances, if any. We agreed to fund approximately $50,000 of renovations that are expected to be completed by the end of 2022. We transitioned the branding and management of the remaining five hotels that Hyatt previously managed to Sonesta in June 2021.
On November 1, 2021, we and Radisson amended our Radisson agreement. Under our amended Radisson agreement, Radisson will continue to manage eight of the nine hotels we own for a 10-year term effective August 1, 2021. Our amended Radisson agreement sets our annual minimum return at $10,200 and Radisson has provided us with a new $22,000 limited guarantee for 75% of the aggregate annual minimum returns beginning in 2023. Under our amended Radisson agreement, a management fee of 5% of gross room revenues for each hotel operated under the Country Inn & Suites brand and a management fee of 3% of gross room revenues for each hotel managed under the Radisson Hotel brand payable to Radisson will be an operating cost paid senior to our minimum return. Radisson may also earn a 20% incentive management fee after payment of our annual minimum return and reimbursement of certain advances, if any. We also agreed to fund approximately $12,000 of renovations that are expected to be completed by the end of 2022. We transitioned the branding and management of the ninth hotel that Radisson previously managed to Sonesta on November 1, 2021.

During the three months ended September 30, 2021, we entered into a rent deferral agreement for $2,852 of rent with one net lease tenant. We had $10,827 of deferred rents outstanding related to 15 tenants who represent approximately 2.9% of our annualized rental income of our net lease retail portfolio as of September 30, 2021. Generally, the rent deferrals we have entered into are payable by the tenants over a 12 to 24 month period. We may receive additional similar requests in the future, and we may determine to grant additional relief in the future, which may vary from the type of relief we have granted to date, and could include more substantial relief, if we determine it prudent or appropriate to do so. In addition, if any of our tenants are unable to continue as going concerns as a result of the COVID-19 pandemic and its impact on economic conditions or otherwise, we will experience a reduction in rents received and we may be unable to find suitable replacement tenants for an extended period or at all and the terms of our leases with those replacement tenants may not be as favorable to us as the terms of our agreements with our existing tenants. As a result of these uncertainties surrounding the COVID-19 pandemic and the duration and extent of the resulting economic conditions, we are unable to determine what the ultimate impact will be on our tenants and their ability and willingness to pay us rent and any additional impact this pandemic will have on our future cash flows. During the three months ended September 30, 2021 and 2020, we reduced our reserves for uncollectible amounts and increased rental income by $5,373 for the three months ended September 30, 2021 based on our assessment of collectibility and cash received from certain tenants. We recorded reserves for uncollectible amounts against rental income of $2,369 for the three months ended September 30, 2020, and $588 and $7,689 for the nine months ended September 30, 2021 and 2020, respectively. We had reserves for uncollectible rents of $16,434 and $18,230 as of September 30, 2021 and December 31, 2020, respectively, included in other assets in our condensed consolidated balance sheets.
We define net lease coverage as earnings before interest, taxes, depreciation, amortization and rent, or EBITDAR, divided by the annual minimum rent due to us weighted by the minimum rent of the property to total minimum rents of the net lease portfolio. EBITDAR amounts used to determine rent coverage are generally for the latest twelve month period reported based on the most recent operating information, if any, furnished by the tenant. Operating statements furnished by the tenant often are unaudited and, in certain cases, may not have been prepared in accordance with GAAP and are not independently verified by us. Tenants that do not report operating information are excluded from the coverage calculations. In instances where we do not have financial information for our portion of the measurement period from our tenants, we have calculated an implied EBITDAR for the period using industry benchmark data to more accurately reflect the current operating trends. As a result, we believe using this industry benchmark data provides a more reasonable estimated representation of recent operating results and coverage for those tenants. Our net lease properties generated coverage of 2.37x and 2.12x as of September 30, 2021 and 2020, respectively.
Our Operating Liquidity and Capital Resources
Our principal sources of funds to meet operating and capital expenses, debt service obligations and distributions to our shareholders are minimum returns and rents from our hotels and net lease portfolio and borrowings under our revolving credit facility. We receive minimum returns and rents from our managers and tenants monthly. We may receive additional returns, percentage rents and our share of the operating profits of our managed hotels after payment of management fees and other deductions, if any, either monthly or quarterly, and these amounts are usually subject to annual reconciliations. We believe we have sufficient liquidity to withstand the current decline in operating cash flow, fund our capital expenditures, pay debt service obligations and make distributions to our shareholders for the next twelve months and for the foreseeable future thereafter. However, our managers and tenants may become further or increasingly unable or unwilling to pay minimum returns and rents to us when due as a result of current economic conditions and, as a result, our revenue, cash flow, and net income could decline. Under the challenging operating environment posed by the COVID-19 pandemic and the slowdown in U.S. economic activity and lodging demand beginning in March 2020, we have taken steps to preserve liquidity by drawing down the remaining capacity on our $1,000,000 revolving credit facility, maintaining our quarterly distribution to our shareholders at $0.01 per share, which we expect to continue at that rate for the foreseeable future, subject to applicable REIT tax requirements, by selectively making capital expenditures, and by continuing to work with our hotel operators to reduce hotel operating expenses. We intend to use available cash in the near term predominantly to fund any operating losses at our hotels, to pay corporate expenses, including debt service, fund capital expenditures, and to pay distributions to our shareholders. As of September 30, 2021, we were not in compliance with one of our debt covenants necessary to incur additional debt, and as a result, we will not be able to incur additional debt until we satisfy that covenant. We may access equity markets or seek other sources of capital if favorable conditions exist for us in order to enhance our liquidity, reduce debt and to fund cash needs.

The following is a summary of our sources and uses of cash flows for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash and cash equivalents and restricted cash at the beginning of the period	$91,456	81,259
Net cash provided by (used in):
Operating activities	1,002	65,524
Investing activities	(87,352)	(99,520)
Financing activities	909,083	38,714
Cash and cash equivalents and restricted cash at the end of the period	$914,189	$85,977
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
Our Investment and Financing Liquidity and Capital Resources
Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. We own all the FF&E escrows for our hotels. During the nine months ended September 30, 2021, our hotel managers and tenants deposited $2,861 to these accounts and spent $23,692 from the FF&E reserve escrow accounts to renovate and refurbish our hotels. As of September 30, 2021, there was $1,657 on deposit in these escrow accounts, which was held directly by us and is reflected in our condensed consolidated balance sheets as restricted cash. As a result of the COVID-19 pandemic and the adverse impact on the lodging industry and our properties, we and certain of our hotel operators agreed to temporarily suspend the required contribution to our FF&E reserves under certain of our agreements. As a result, less cash will be available to us to fund future capital improvements and we may be required to provide additional fundings that may have otherwise been available in escrowed FF&E reserves. Such fundings are unlikely to materially increase in the near term above what we currently expect, as reduced occupancies are resulting in less usage and less wear and tear of our properties.
Our hotel operating agreements generally provide that, if necessary, we may provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. During the nine months ended September 30, 2021, we funded $72,432 for capital improvements in excess of FF&E reserves available to our hotels. We currently expect to fund $30,000 for capital improvements to certain hotels during the last three months of 2021 using cash on hand.
Our net lease portfolio leases do not require FF&E escrow deposits. However, tenants under these leases are required to maintain the leased properties, including structural and non-structural components. Tenants under certain of our net lease portfolio leases, including TA, may request that we purchase qualifying capital improvements to the leased facilities in return for minimum rent increases or we may agree to provide allowances for tenant improvements upon execution of new leases or when renewing our existing leases. We funded $786 of capital improvements to properties under these lease provisions during the nine months ended September 30, 2021. Tenants are not obligated to request and we are not obligated to purchase any such improvements. As of September 30, 2021, we had $4,610 of unspent leasing-related obligations related to certain net lease tenants.
In March 2021, we funded a $25,443 capital contribution to Sonesta related to its acquisition of Red Lion Hotels Corporation using cash on hand.

In March 2021, we acquired a parcel of land adjacent to a property we own in Nashville, TN for a purchase price of $7,709 using cash on hand, including acquisition related costs of $109.
During the nine months ended September 30, 2021, we sold six hotels with an aggregate of 576 rooms for net proceeds of $31,214 in two separate transactions and we also sold five net lease properties with 44,680 square feet for net proceeds of $2,705. We used the net proceeds from these sales to repay amounts outstanding under our revolving credit facility and for general business purposes. In October 2021, we sold one net lease property with 7,070 rentable square feet for a sales price of $915, excluding closing costs.
We are currently marketing for sale 68 Sonesta branded hotels (46 extended stay hotels with 5,404 rooms or suites, 19 select service hotels with 2,461 rooms or suites and three full service hotels with 895 rooms or suites) located in 27 states with an aggregate net carrying value of $578,982 as of September 30, 2021. We expect these sales to be completed by the end of the first quarter of 2022. We also entered into agreements to sell four net lease properties with an aggregate of 14,630 square feet and an aggregate carrying value of $1,788 for an aggregate sales price of $2,275, excluding closing costs. We currently expect these sales to be completed by the end of the fourth quarter of 2021. We expect to use the net sales proceeds from these sales for general business purposes or to repay debt.
During the nine months ended September 30, 2021, we declared and paid regular quarterly distributions to common shareholders using cash on hand as follows:

Declaration Date	Record Date	Paid Date	Dividend Per Common Share	Total Distributions
January 14, 2021	January 25, 2021	February 18, 2021	$0.01	$1,648
April 15, 2021	April 26, 2021	May 20, 2021	0.01	1,648
July 15, 2021	July 26, 2021	August 19, 2021	0.01	1,648
			$0.03	$4,944
On October 14, 2021, we declared a regular quarterly distribution to common shareholders of record on October 25, 2021 of $0.01 per share, or $1,651. We expect to pay this amount on or about November 18, 2021 using cash on hand.
In order to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $1,000,000 revolving credit facility which is governed by a credit agreement with a syndicate of institutional lenders. The maturity date of our revolving credit facility is July 15, 2022, and, subject to the payment of an extension fee and meeting certain other conditions as noted below, we have an option to extend the maturity date of this facility by two additional six-month periods. We are required to pay interest at the rate of LIBOR plus a premium, which was 235 basis points per annum, subject to a LIBOR floor of 0.50% at September 30, 2021, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 30 basis points per annum at September 30, 2021. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, subject to meeting certain financial covenants, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of September 30, 2021, the annual interest rate payable on borrowings under our revolving credit facility was 2.85%. On January 19, 2021, we borrowed $972,793 under our revolving credit facility as a precautionary measure to preserve financial flexibility. As of September 30, 2021, we were fully drawn under our $1,000,000 revolving credit facility and remain fully drawn as of November 3, 2021.
We and our lenders amended our credit agreement governing our $1,000,000 revolving credit facility in 2020. Among other things, the amendments waived all of the then existing financial covenants through the Waiver Period. As a result of the amendments, among other things:
•we pledged certain equity interests of subsidiaries owning properties and provided first mortgage liens on 74 properties owned by certain of the pledged subsidiaries with an undepreciated book value of $1,834,420 as of September 30, 2021 to secure our obligations under the credit agreement;

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

•in order to exercise the first six month extension option under the credit agreement, we would need to be in compliance with the financial covenants under the agreement calculated using pro forma projections as defined in the agreement for the quarter ending June 30, 2022, annualized, and have repaid or refinanced our $500,000 senior notes due in August 2022; and

•we may not, during the Waiver Period and until we demonstrate compliance with certain covenants, utilize the feature in our credit agreement pursuant to which maximum aggregate borrowings may be increased to up to $2,300,000 on a combined basis in certain circumstances.

Our term debt maturities (other than our revolving credit facility) as of September 30, 2021 were as follows:

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

Our ability to complete, and the costs associated with, future debt transactions depends primarily upon credit market conditions and our then perceived creditworthiness. We have no control over market conditions. Our credit ratings depend upon evaluations by credit rating agencies of our business practices and plans, including our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity capital market conditions and our ability to conduct our business to maintain and grow our operating cash flows. We intend to conduct our business activities in a manner which will afford us reasonable access to capital for investment and financing activities. However, as discussed elsewhere in this Quarterly Report on Form 10-Q, the duration and severity of the COVID-19 pandemic and its impact on economic conditions are uncertain and may have various negative consequences on us and our operations including a decline in financing availability and increased costs for financing. Further, such conditions could also disrupt the capital markets generally and limit our access to financing from public sources or on favorable terms, particularly if the global financial markets experience significant disruptions.
Debt Covenants
Our debt obligations at September 30, 2021 consisted of outstanding borrowings under our $1,000,000 revolving credit facility and $6,200,000 of publicly issued term debt. Our publicly issued term debt is governed by our indentures and related supplements. These indentures and related supplements and our credit agreement contain covenants that generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, and require us to maintain various financial ratios and our credit agreement currently restricts our ability to make certain investments and limits our distributions under certain circumstances. Our credit agreement and our unsecured senior notes, indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business manager. As of September 30, 2021, we believe we were in compliance with all of the covenants under our indentures and their supplements and our credit agreement, subject to the waivers and except as noted above and below.
Senior Notes Indenture Covenants
The following table summarizes the results of the financial tests required by the indentures and related supplements for our senior unsecured notes as of September 30, 2021:

	Actual Results	Covenant Requirement
Total debt / adjusted total assets	55.5%	Maximum of 60%
Secured debt / adjusted total assets	7.7%	Maximum of 40%
Consolidated income available for debt service / debt service	1.06x	Minimum of 1.50x
Total unencumbered assets / unsecured debt	179.5%	Minimum 150%
The above consolidated income available for debt service to debt service ratio as of September 30, 2021 is based on results for the nine months ended September 30, 2021 and the fourth quarter of 2020. This ratio was 1.06x as of September 30, 2021, which was below the required level and was 1.00x as of June 30, 2021, 1.12x as of March 31, 2021 and 1.56x as of December 31, 2020. We are not permitted under our debt agreements to incur additional debt while we remain below the required covenant level.
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

Supplemental Guarantor Information
Our $800,000 of 7.50% unsecured senior notes due 2025, or the 2025 Notes, and our $450,000 of 5.50% unsecured senior notes due 2027, or the 2027 Notes, are fully and unconditionally guaranteed, on a joint and several basis and on a senior unsecured basis, by all of our subsidiaries, except for certain excluded subsidiaries, including our foreign subsidiaries and our subsidiaries pledged under our credit agreement. The notes and the guarantees will be effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness, respectively, to the extent of the value of the collateral securing such secured indebtedness, and will be structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. Our remaining $4,950,000 of senior unsecured notes do not have the benefit of any guarantees.
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
The following table presents summarized financial information for us and the subsidiary guarantors, on a combined basis after elimination of (i) intercompany transactions and balances among us and the subsidiary guarantors and (ii) equity in earnings from, and any investments in, any of our non-guarantor subsidiaries:

	As of September 30, 2021	As of December 31, 2020
Real estate properties, net(1)	$6,249,242	$5,871,790
Intercompany balances(2)	687,319	800,198
Other assets, net	1,675,530	677,408

Indebtedness, net	$7,139,787	$6,208,590
Other liabilities	398,649	341,907

Nine Months Ended September 30, 2021
Revenues	$536,755
Expenses	617,225
Net income (loss)	(80,470)
(1)Real estate properties, net as of September 30, 2021 includes $303,962 of properties owned directly by us and not included in the assets of the subsidiary guarantors.
(2)Intercompany balances represent receivables from non-guarantor subsidiaries.
Management Agreements, Leases and Operating Statistics (dollar amounts in thousands, except hotel statistics)
As of September 30, 2021, we owned and managed a diverse portfolio of hotels and net lease properties across the United States and in Puerto Rico and Canada with 146 brands across 22 industries.

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

Comparable Hotels*			No. of Rooms or Suites	Occupancy			ADR			RevPAR
	Service Level	No. of Hotels		Three months ended September 30,			Three months ended September 30,			Three months ended September 30,
Brand				2021	2020	Change	2021	2020	Change	2021	2020	Change
Sonesta (1)	Full Service	21	6,880	54.2%	35.6%	18.6 pts	$143.06	$117.20	22.1%	$77.54	$41.72	85.8%
Royal Sonesta (1)	Full Service	10	3,370	41.4%	20.4%	21.0 pts	196.83	138.21	42.4%	81.49	28.19	189.0%
Radisson Hotel	Full Service	4	969	60.1%	31.2%	28.9 pts	114.25	91.24	25.2%	68.66	28.47	141.2%
Crowne Plaza	Full Service	1	495	51.1%	29.9%	21.2 pts	123.47	92.88	32.9%	63.09	27.77	127.2%
Country Inn and Suites	Full Service	3	430	62.4%	29.1%	33.3 pts	130.77	90.88	43.9%	81.60	26.45	208.6%
Radisson Blu	Full Service	1	360	34.9%	14.1%	20.8 pts	124.30	92.30	34.7%	43.38	13.01	233.3%
Full Service Total/Average		40	12,504	50.8%	30.1%	20.7 pts	150.64	116.78	29.0%	76.53	35.15	117.7%
Sonesta Select (1)	Select Service	63	8,888	42.2%	28.7%	13.5 pts	112.78	94.11	19.8%	47.59	27.01	76.2%
Hyatt Place	Select Service	17	2,107	66.7%	47.1%	19.6 pts	111.53	88.21	26.4%	74.39	41.55	79.1%
Courtyard	Select Service	13	1,813	61.1%	32.1%	29.0 pts	114.08	87.58	30.3%	69.70	28.11	147.9%
Select Service Total/Average		93	12,808	48.9%	32.2%	16.7 pts	112.73	91.77	22.8%	55.12	29.55	86.5%
Sonesta ES Suites (1)	Extended Stay	91	11,326	73.5%	60.0%	13.5 pts	107.09	96.96	10.4%	78.71	58.18	35.3%
Sonesta Simply Suites (1)	Extended Stay	65	8,040	78.6%	70.3%	8.3 pts	73.84	65.38	12.9%	58.04	45.96	26.3%
Residence Inn	Extended Stay	3	342	69.9%	46.8%	23.1 pts	118.37	102.45	15.5%	82.74	47.95	72.6%
Extended Stay Total/Average		159	19,708	75.4%	64.0%	11.4 pts	93.40	82.82	12.8%	70.42	53.00	32.9%
Comparable Hotels Total/Average		292	45,020	60.9%	45.5%	15.4 pts	$111.18	$90.87	22.4%	$67.71	$41.35	63.7%

Comparable Hotels*			No. of Rooms or Suites	Occupancy			ADR			RevPAR
	Service Level	No. of Hotels		Nine months ended September 30,			Nine months ended September 30,			Nine months ended September 30,
Brand				2021	2020	Change	2021	2020	Change	2021	2020	Change
Sonesta (1)	Full Service	18	6,110	45.2%	38.0%	7.2 pts	$112.69	$120.44	(6.4)%	$50.94	$45.77	11.3%
Royal Sonesta (1)	Full Service	7	2,002	31.7%	28.7%	3.0 pts	159.52	152.79	4.4%	50.57	43.85	15.3%
Radisson Hotel	Full Service	4	969	50.9%	36.5%	14.4 pts	104.19	106.76	(2.4)%	53.03	38.97	36.1%
Crowne Plaza	Full Service	1	495	46.6%	28.9%	17.7 pts	110.77	120.55	(8.1)%	51.62	34.84	48.2%
Country Inn and Suites	Full Service	1	84	51.7%	44.1%	7.6 pts	88.16	83.54	5.5%	45.58	36.84	23.7%
Radisson Blu	Full Service	1	360	23.7%	26.2%	(2.5)pts	110.09	112.06	(1.8)%	26.09	29.36	(11.1)%
Full Service Total/Average		32	10,020	42.4%	35.2%	7.2 pts	118.31	123.73	(4.4)%	50.16	43.55	15.2%
Sonesta Select (1)	Select Service	63	8,888	35.7%	31.2%	4.5 pts	99.91	114.77	(12.9)%	35.67	35.81	(0.4)%
Hyatt Place	Select Service	17	2,107	59.9%	45.1%	14.8 pts	99.56	96.61	3.1%	59.64	43.57	36.9%
Courtyard	Select Service	13	1,813	50.6%	29.4%	21.2 pts	101.10	96.05	5.3%	51.16	28.24	81.2%
Select Service Total/Average		93	12,808	41.8%	33.2%	8.6 pts	100.03	108.38	(7.7)%	41.81	35.98	16.2%
Sonesta ES Suites (1)	Extended Stay	91	11,326	66.1%	53.2%	12.9 pts	97.64	104.83	(6.9)%	64.54	55.77	15.7%
Sonesta Simply Suites (1)	Extended Stay	63	7,796	69.0%	64.5%	4.5 pts	69.19	70.95	(2.5)%	47.74	45.76	4.3%
Residence Inn	Extended Stay	3	342	56.8%	43.7%	13.1 pts	109.29	105.99	3.1%	62.08	46.32	34.0%
Extended Stay Total/Average		157	19,464	67.1%	57.5%	9.6 pts	86.17	89.61	(3.8)%	57.82	51.53	12.2%
Comparable Hotels Total/Average		282	42,292	53.5%	44.9%	8.6 pts	$95.50	$100.17	(4.7)%	$51.09	$44.98	13.6%
*We generally define comparable hotels as those that were owned by us and were open and operating for the entire periods being compared. For the three months ended September 30, 2021 and 2020, our comparable results excluded 12 hotels that had suspended operations during part of the periods presented and for the nine months ended September 30, 2021 and 2020, our comparable results excluded 22 hotels that had suspended operations during part of the periods presented.

All Hotels*			No. of Rooms or Suites	Occupancy			ADR			RevPAR
	Service Level	No. of Hotels		Three months ended September 30,			Three months ended September 30,			Three months ended September 30,
Brand				2021	2020	Change	2021	2020	Change	2021	2020	Change
Sonesta (1)	Full Service	25	8,040	52.8%	30.8%	22.0 Pts	$142.31	$117.19	21.4%	$75.14	$36.09	108.2%
Royal Sonesta (1)	Full Service	16	5,303	44.2%	18.0%	26.2 Pts	206.29	133.20	54.9%	91.18	23.98	280.3%
Radisson Hotel	Full Service	5	1,149	58.1%	27.2%	30.9 Pts	113.20	91.11	24.2%	65.77	24.78	165.4%
Crowne Plaza	Full Service	1	495	51.1%	29.9%	21.2 Pts	123.47	92.88	32.9%	63.09	27.77	127.2%
Country Inn and Suites	Full Service	3	430	62.4%	29.1%	33.3 Pts	130.77	90.88	43.9%	81.60	26.45	208.6%
Radisson Blu	Full Service	1	360	34.9%	14.1%	20.8 Pts	124.30	92.30	34.7%	43.38	13.01	233.3%
Full Service Total/Average		51	15,777	50.2%	26.2%	24.0 Pts	156.66	116.37	34.6%	78.64	30.49	157.9%
Sonesta Select (1)	Select Service	63	8,888	42.2%	28.7%	13.5 Pts	112.78	94.11	19.8%	47.59	27.01	76.2%
Hyatt Place	Select Service	17	2,107	66.7%	47.1%	19.6 Pts	111.53	88.21	26.4%	74.39	41.55	79.1%
Courtyard	Select Service	13	1,813	61.1%	32.1%	29.0 Pts	114.08	87.58	30.3%	69.70	28.11	147.9%
Select Service Total/Average		93	12,808	48.9%	32.2%	16.7 Pts	112.73	91.77	22.8%	55.12	29.55	86.5%
Simply ES Suites (1)	Extended Stay	92	11,472	73.2%	59.4%	13.8 Pts	107.26	96.89	10.7%	78.51	57.55	36.4%
Sonesta Simply Suites (1)	Extended Stay	65	8,040	78.6%	70.3%	8.3 Pts	73.84	65.38	12.9%	58.04	45.96	26.3%
Residence Inn	Extended Stay	3	342	69.9%	46.8%	23.1 Pts	118.37	102.45	15.5%	82.74	47.95	72.6%
Extended Stay Total/Average		160	19,854	75.3%	63.6%	11.7 Pts	93.58	82.80	13.0%	70.47	52.66	33.8%
All Hotels Total/Average		304	48,439	60.1%	43.4%	16.7 Pts	$114.55	$90.99	25.9%	$68.84	$39.49	74.3%

All Hotels*			No. of Rooms or Suites	Occupancy			ADR			RevPAR
	Service Level	No. of Hotels		Nine months ended September 30,			Nine months ended September 30,			Nine months ended September 30,
Brand				2021	2020	Change	2021	2020	Change	2021	2020	Change
Sonesta (1)	Full Service	25	8,040	45.2%	35.3%	9.9 Pts	$127.71	$126.15	1.2%	$57.72	$44.53	29.6%
Royal Sonesta (1)	Full Service	16	5,303	35.1%	26.0%	9.1 Pts	186.68	183.16	1.9%	65.52	47.62	37.6%
Radisson Hotel	Full Service	5	1,149	48.4%	33.3%	15.1 Pts	103.06	114.62	(10.1)%	49.88	38.17	30.7%
Crowne Plaza	Full Service	1	495	46.6%	28.9%	17.7 Pts	110.77	120.55	(8.1)%	51.62	34.84	48.2%
Country Inn and Suites	Full Service	3	430	48.8%	26.7%	22.1 Pts	110.59	103.60	6.7%	53.97	27.66	95.1%
Radisson Blu	Full Service	1	360	23.7%	26.2%	(2.5)Pts	110.09	112.06	(1.8)%	26.09	29.36	(11.1)%
Full Service Total/Average		51	15,777	41.8%	31.6%	10.2 Pts	140.33	138.91	1.0%	58.66	43.90	33.6%
Sonesta Select (1)	Select Service	63	8,888	42.2%	31.2%	11.0 Pts	99.91	114.77	(12.9)%	42.16	35.81	17.7%
Hyatt Place	Select Service	17	2,107	66.7%	45.1%	21.6 Pts	99.56	96.61	3.1%	66.41	43.57	52.4%
Courtyard	Select Service	13	1,813	61.1%	29.4%	31.7 Pts	101.10	96.05	5.3%	61.77	28.24	118.7%
Select Service Total/Average		93	12,808	41.8%	33.2%	8.6 Pts	100.03	108.38	(7.7)%	41.81	35.98	16.2%
Simply ES Suites (1)	Extended Stay	92	11,472	73.2%	52.8%	20.4 Pts	97.78	105.05	(6.9)%	71.57	55.47	29.0%
Sonesta Simply Suites (1)	Extended Stay	65	8,040	78.6%	63.6%	15.0 Pts	68.81	70.69	(2.7)%	54.08	44.96	20.3%
Residence Inn	Extended Stay	3	342	69.9%	43.7%	26.2 Pts	109.29	105.99	3.1%	76.39	46.32	64.9%
Extended Stay Total/Average		160	19,854	67.1%	57.0%	10.1 Pts	85.95	89.53	(4.0)%	57.67	51.03	13.0%
All Hotels Total/Average		304	48,439	52.2%	42.6%	9.6 Pts	$102.84	$105.14	(2.2)%	$53.68	$44.79	19.8%
*    Results of all hotels owned as of September 31, 2021. Excludes the results of hotels sold during the periods presented.
(1)Includes operator data for periods prior to when certain hotels were managed by Sonesta.

Net Lease Portfolio
As of September 30, 2021, our net lease properties were 98.2% occupied and we had 30 properties available for lease. During the nine months ended September 30, 2021, we entered into lease renewals for 607,614 rentable square feet at weighted (by rentable square feet) average rents that were 11.6% below prior rents for the same space. The weighted (by rentable square feet) average lease term for these leases was 14.1 years. Also during the nine months ended September 30, 2021, we entered into new leases for an aggregate of 159,633 rentable square feet at weighted (by rentable square feet) average rents that were 36.9% below prior rents for the same space. The weighted (by rentable square feet) average lease term for these leases was 14.1 years.

As of September 30, 2021, our net lease tenants operated across more than 134 brands. The following table identifies the top ten brands based on investment.

	Brand	No. of Buildings	Investment (1) (3)	Percent of Total Investment (3)	Annualized Minimum Rent (2) (3)	Percent of Total Annualized Minimum Rent (2) (3)	Coverage (4)

1.	TravelCenters of America	134	$2,289,189	44.4%	$168,012	45.3%	2.19	x
2.	Petro Stopping Centers	45	1,021,226	19.8%	78,099	21.1%	1.90	x
3.	AMC Theatres	11	102,580	2.0%	8,237	2.2%	(0.16)	x
4.	The Great Escape	14	98,242	1.9%	7,140	1.9%	1.70	x
5.	Life Time Fitness	3	92,617	1.8%	5,770	1.6%	0.62	x
6.	Buehler's Fresh Foods	5	76,536	1.5%	5,657	1.5%	5.90	x
7.	Heartland Dental	59	61,120	1.2%	4,561	1.2%	5.04	x
8.	Norms	10	53,673	1.0%	1,584	0.4%	0.47	x
9.	Express Oil Change	23	49,724	1.0%	3,717	1.0%	3.57	x
10.	Pizza Hut	42	47,641	0.9%	3,341	0.9%	1.59	x
11.	Other (5)	448	1,265,303	24.5%	84,827	22.9%	3.19	x
	Total	794	$5,157,851	100.0%	$370,945	100.0%	2.37	x
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
(3)As of September 30, 2021, we have six net lease properties with annual minimum rent of $214 classified as held for sale.
(4)See page 29 for our definition of coverage.
(5)Other includes 124 distinct brands with an average investment of $10,204 and average annual minimum rent of $684.

As of September 30, 2021, our top 10 net lease tenants based on annualized minimum rent are listed below.

	Tenant	Brand Affiliation	No. of Buildings	Investment (1) (2)	Percent of Total Investment	Annualized Minimum Rent (2) (3)	Percent of Total Annualized Minimum Rent (2) (3)	Coverage (4)

1.	TravelCenters of America	TravelCenters of America/ Petro Shopping Centers	179	$3,310,415	65.0%	$246,110	66.4%	2.10x	(5)
2.	American Multi-Cinema, Inc.	AMC Theatres	11	102,580	2.0%	8,237	2.2%	-0.16x
3.	Universal Pool Co., Inc.	The Great Escape	14	98,242	1.9%	7,140	1.9%	1.70x
4.	Healthy Way of Life II, LLC	Life Time Fitness	3	92,617	1.8%	5,770	1.6%	0.62x
5.	Styx Acquisition, LLC	Buehler's Fresh Foods	5	76,536	1.5%	5,657	1.5%	5.90x
6.	Professional Resource Development, Inc.	Heartland Dental	59	61,120	1.2%	4,561	1.2%	5.04x
7.	Norms Restaurants, LLC	Norms	10	53,673	1.1%	1,584	0.4%	0.47x
8.	Express Oil Change, L.L.C.	Express Oil Change	23	49,724	1.0%	3,717	1.0%	3.57x
9.	Regal Cinemas, Inc.	Regal Cinemas	6	44,476	0.9%	3,658	1.0%	-0.08x
10.	Pilot Travel Centers LLC	Flying J Travel Plaza	3	41,681	0.8%	3,183	0.9%	4.03x
	Subtotal, top 10		313	3,931,064	77.2%	289,617	78.1%	2.12x
11.	Other (6)	Various	481	1,226,787	22.8%	81,328	21.9%	3.26x
	Total		794	$5,157,851	100.0%	$370,945	100.0%	2.37x
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
(3)As of September 30, 2021, we have six net lease properties with an annual minimum rent of $214 classified as held for sale.
(4)See page 29 for our definition of coverage.

(5)TA is our largest tenant. We lease 179 travel centers (134 under the TravelCenters of America brand and 45 under the Petro Stopping Centers brand) to a subsidiary of TA under five master leases that expire in 2029, 2031, 2032, 2033 and 2035, respectively. TA has two renewal options for 15 years each for all of the travel centers. In addition to the payment of our minimum rent, the TA leases provide for payment to us of percentage rent based on increases in total non-fuel revenues over base levels (3.5% of non-fuel revenues above applicable base years). TA's remaining deferred rent obligation of $26,420 is being paid in quarterly installments of $4,404 through January 31, 2023.
(6)Other includes 165 tenants with an average investment of $7,435 and average annual minimum rent of $493.
As of September 30, 2021, our net lease tenants operated across 21 distinct industries within the service-oriented retail sector of the U.S. economy.

Industry	No. of Buildings	Investment (1) (2)	Percent of Total Investment	Annualized Minimum Rent (2) (3)	Percent of Total Annualized Minimum Rent	Coverage (4)

Travel Centers	182	$3,352,096	65.0%	$249,293	67.2%	2.12x
Restaurants-Quick Service	229	304,704	5.9%	20,418	5.5%	2.71x
Restaurants-Casual Dining	56	203,339	3.9%	10,390	2.8%	1.69x
Movie Theaters	22	190,725	3.7%	14,495	3.9%	-0.03x
Health and Fitness	13	185,458	3.6%	10,747	2.9%	1.04x
Grocery Stores	19	129,219	2.5%	9,123	2.5%	5.23x
Home Goods and Leisure	20	118,899	2.3%	9,041	2.4%	1.99x
Medical, Dental Office	71	118,098	2.3%	9,351	2.5%	4.63x
Automotive Equipment & Services	64	98,473	1.9%	7,125	1.9%	2.74x
Automotive Dealers	9	64,756	1.3%	5,358	1.4%	7.08x
Entertainment	4	61,436	1.2%	4,334	1.2%	1.76x
General Merchandise Stores	5	56,321	1.1%	3,892	1.0%	3.14x
Educational Services	9	55,647	1.1%	4,376	1.2%	1.53x
Building Materials	27	31,317	0.6%	2,608	0.7%	4.20x
Car Washes	5	28,658	0.6%	2,128	0.6%	1.76x
Miscellaneous Manufacturing	7	32,873	0.6%	2,445	0.7%	15.56x
Drug Stores and Pharmacies	7	19,251	0.4%	1,258	0.3%	1.61x
Sporting Goods	3	17,595	0.3%	1,070	0.3%	3.73x
Legal Services	5	11,362	0.2%	1,097	0.3%	-2.50x
Other	4	10,419	0.2%	2,210	0.6%	5.47x
Dollar Stores	3	2,971	0.1%	186	0.1%	3.59x
Vacant	30	64,234	1.2%	—	—%	n/a
Total	794	$5,157,851	100.0%	$370,945	100.0%	2.37x
(1)Represents historical cost of our net lease properties plus capital improvements funded by us less impairment write-downs, if any.
(2)As of September 30, 2021, we have six net lease properties with an annual minimum rent of $214 classified as held for sale.
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
(4)See page 29 for our definition of coverage.

As of September 30, 2021, lease expirations at our net lease properties by year are as follows.

Year(1)	Square Feet	Annualized Minimum Rent Expiring (2)	Percent of Total Annualized Minimum Rent Expiring	Cumulative % of Total Minimum Rent Expiring

2021	257,155	1,564	0.4%	0.4%
2022	346,255	3,191	0.9%	1.3%
2023	317,732	3,375	0.9%	2.2%
2024	788,158	11,787	3.2%	5.4%
2025	457,960	8,991	2.4%	7.8%
2026	952,723	11,260	3.0%	10.8%
2027	974,398	13,300	3.6%	14.4%
2028	553,330	9,649	2.6%	17.0%
2029	1,324,129	47,794	13.0%	30.0%
2030	144,290	4,203	1.1%	31.1%
2031	1,313,222	48,684	13.1%	44.2%
2032	1,266,322	53,229	14.4%	58.6%
2033	1,105,956	52,410	14.1%	72.7%
2034	104,508	3,719	1.0%	73.7%
2035	2,577,853	84,573	22.8%	96.5%
2036	291,408	4,878	1.3%	97.8%
2037	—	—	0.0%	97.8%
2038	44,484	1,048	0.3%	98.1%
2039	134,901	3,209	0.9%	99.0%
2040	33,233	153	0.0%	99.0%
2041	223,043	2,189	0.6%	99.6%
2042	57,499	155	0.0%	99.6%
2043	—	—	0.0%	99.6%
2044	—	—	0.0%	99.6%
2045	63,490	1,584	0.4%	100.0%
Total	13,332,049	$370,945	100%
(1)The year of lease expiration is pursuant to contract terms.
(2)As of September 30, 2021, we have six net lease properties with an annual minimum rent of $214 classified as held for sale.
As of September 30, 2021, shown below is the list of our top ten states based on annualized minimum rent where our net lease properties were located. No other state represents more than 3% of our net lease annual minimum rents.

State	Square Feet	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent

Texas	1,205,393	$32,291	8.7%
Ohio	1,302,273	26,439	7.1%
Illinois	1,016,187	26,103	7.0%
California	399,045	21,837	5.9%
Georgia	597,248	20,178	5.4%
Florida	538,130	16,114	4.3%
Arizona	476,651	16,847	4.5%
Indiana	606,839	16,994	4.6%
Pennsylvania	580,091	15,633	4.2%
Nevada	190,262	9,618	2.6%
Other	6,662,537	168,891	45.7%
	13,574,656	$370,945	100.0%

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
Non-GAAP Financial Measures
We present certain “non-GAAP financial measures” within the meaning of the applicable SEC rules, including funds from operations, or FFO, and normalized funds from operations, or Normalized FFO. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income (loss) as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income (loss) as presented in our condensed consolidated statements of comprehensive income (loss). We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income (loss). We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, they may facilitate a comparison of our operating performance between periods and with other REITs.
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

Our calculations of FFO and Normalized FFO for the three and nine months ended September 30, 2021 and 2020 and reconciliations of net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to those amounts appear in the following table (amounts in thousands, except per share amounts).

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2021	2020	2021	2020
Net loss		$(59,714)	$(102,642)	$(345,814)	$(173,641)
Add (Less):	Depreciation and amortization expense	124,163	122,204	370,208	377,557
	Loss on asset impairment (1)	—	10,248	2,110	55,502
	(Gain) loss on sale of real estate, net (2)	(94)	(109)	(10,934)	9,655
	Unrealized gains on equity securities, net (3)	(24,348)	(5,606)	(20,367)	(4,409)
	Adjustments to reflect our share of FFO attributable to an investee (4)	369	(900)	1,868	(461)
FFO		40,376	23,195	(2,929)	264,203
Add (less):	Loss on early extinguishment of debt (5)	—	—	—	6,970
	Gain on insurance settlement, net of tax (6)	—	—	—	(46,736)
	Adjustments to reflect our share of Normalized FFO attributable to an investee (4)	256	—	1,619	—
	Transaction related costs (7)	3,149	—	28,934	—
Normalized FFO		$43,781	$23,195	$27,624	$224,437

	Weighted average shares outstanding (basic and diluted) (8)	164,590	164,435	164,532	164,397

Basic and diluted per common share amounts:
	Net loss	$(0.36)	$(0.62)	$(2.10)	$(1.06)
	FFO	$0.25	$0.14	$(0.02)	$1.61
	Normalized FFO	$0.27	$0.14	$0.17	$1.37
	Distributions declared per share	$0.01	$0.01	$0.03	$0.56

(1)We recorded a $10,248 loss on asset impairment during the three months ended September 30, 2020 to reduce the carrying value of one hotel and two net lease properties to their estimated fair value less costs to sell. We recorded a $2,110 loss on asset impairment during the nine months ended September 30, 2021 to reduce the carrying value of five net lease properties to their estimated fair value less costs to sell and a $55,502 loss on asset impairment during the nine months ended September 30, 2020 to reduce the carrying value of 18 hotel properties and eight net lease properties to their estimated fair value less costs to sell.
(2)We recorded a $94 net gain on sale of real estate during the three months ended September 30, 2021 in connection with the sale of two net lease properties. We recorded a $109 net gain on sale of real estate during the three months ended September 30, 2020 in connection with the sale of five net lease properties. We recorded a $10,934 net gain on sale of real estate during the nine months ended September 30, 2021 in connection with the sale of six hotels and five net lease properties and recorded a net loss on sale of real estate of $9,655 during the nine months ended September 30, 2020 in connection with the sale of 15 net lease properties.
(3)Unrealized gains on equity securities, net represents the adjustment required to adjust the carrying value of our investment in shares of TA common stock to its fair value.
(4)Represents adjustments to reflect our proportionate share of FFO and normalized FFO related to our equity investment in Sonesta.
(5)We recorded a $6,970 loss on early extinguishment of debt, during the nine months ended September 30, 2020, related to the repurchase of certain of our senior notes.
(6)We recorded a $62,386 gain on insurance settlement, during the nine months ended September 30, 2020, for insurance proceeds received for our then leased hotel in San Juan, PR related to Hurricane Maria. Under GAAP, we were required to increase the building basis of this hotel for the amount of the insurance proceeds. We also recorded a $15,650 deferred tax liability as a result of the book value to tax basis difference related to this accounting during the nine months ended September 30, 2020.
(7)Transaction related costs for the three months ended September 30, 2021 of $3,149 are primarily related to legal costs related to our arbitration proceeding with Marriott. Transaction related costs for the nine months ended September 30, 2021 included $19,971 of hotel manager transition related costs resulting from the rebranding of 88 hotels during the period, $5,263 of legal costs related to our arbitration proceeding with Marriott and $3,700 of working capital we previously funded under our agreement with Hyatt as a result of the amount no longer expected to be recoverable.
(8)Represents weighted average common shares adjusted to reflect the potential dilution of unvested share awards, if any.

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
Fixed Rate Debt
At September 30, 2021, our outstanding publicly tradable debt consisted of 13 issues of fixed rate, senior notes:

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

No principal repayments are due under these notes until maturity. Because these notes require interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are one percentage point higher than the rates shown above, our per annum interest cost would increase by approximately $62,000. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at September 30, 2021 and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point change in interest rates would change the fair value of those debt obligations by approximately $246,775.

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

Floating Rate Debt
At September 30, 2021, our floating rate debt consisted of $1,000,000 outstanding under our $1,000,000 revolving credit facility. The maturity date of our revolving credit facility is July 15, 2022, and, subject to our meeting certain conditions, including our payment of an extension fee, we have an option to extend the stated maturity date of the facility by two additional six month periods. No principal repayments are required under our revolving credit facility prior to maturity and repayments may be made and redrawn subject to conditions at any time without penalty. Borrowings under our revolving credit facility are in U.S. dollars and require annual interest to be paid at the rate of LIBOR plus premiums that are subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR and to changes in our credit ratings. In addition, upon renewal or refinancing of our revolving credit facility, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of this floating rate debt but would affect our operating results.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of September 30, 2021:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact (2)
At September 30, 2021	2.85%	$1,000,000	$28,500	$0.17
One percentage point increase	3.85%	$1,000,000	$38,500	$0.23
(1)Weighted average based on the interest rates and the outstanding borrowings as of September 30, 2021.
(2)Based on diluted weighted average common shares outstanding for the three months ended September 30, 2021.
The foregoing table shows the impact of an immediate change in floating interest rates as of September 30, 2021. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts under our revolving credit facility or other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.
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
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Warning Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Whenever we use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “will,” “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including:
•The duration and severity of the COVID-19 pandemic and its impact on us and our managers and tenants, and on our and their ability to operate throughout the pandemic and its aftermath,
•Our expectation about the ability of Sonesta to operate the hotels that have been or may be transitioned and rebranded to it,
•The likelihood and extent to which our managers and tenants will pay the contractual amounts of returns, rents or other obligations due to us,
•Our ability to maintain sufficient liquidity during the duration of the COVID-19 pandemic and any resulting economic conditions,
•If and when hotel business will return to historical pre-pandemic levels,
•Potential defaults on, or non-renewal of, leases by our tenants,
•     Decreased rental rates or increased vacancies,
•     Our sales and acquisitions of properties,
•     Our policies and plans regarding investments, financings and dispositions,
•     Our ability to pay interest on and principal of our debt,
•Our ability to pay distributions to our shareholders and to sustain the amount of such distributions,
•     Our ability to raise or appropriately balance the use of debt or equity capital,
•     Our intent to make improvements to certain of our properties,
•     Our ability to engage and retain qualified managers and tenants for our hotels and net lease properties on satisfactory terms,
•     Our ability to diversify our sources of rents and returns that improve the security of our cash flows,
•     The future availability of borrowings under our revolving credit facility,
•     Our credit ratings,
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
For example:
•Our ability to make future distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our future earnings, the capital costs we incur to acquire and maintain our properties and our working capital requirements. We may be unable to pay our debt obligations or to increase or maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,
•Sonesta operated 261 of our 304 hotels as of September 30, 2021, many of which were transitioned to Sonesta over the past year, and we transitioned the branding and management of one additional hotel to Sonesta on November 1, 2021. Transitioning hotels to another operator is disruptive to the hotels’ operations and requires significant capital investments. If Sonesta were to fail to provide quality services and amenities or to maintain a quality brand, our income from these properties may be adversely affected. There can be no assurance that Sonesta can operate the hotels as effectively or for returns at levels that could otherwise be achieved by other large well known hotel companies. Further, if we were required to replace Sonesta, we could experience significant disruptions in operations at the applicable properties, which could reduce our income and cash flows from, and the value of, those properties. We have no guarantee or security deposit under our Sonesta agreement. Accordingly, the returns we receive from our hotels managed under our Sonesta agreement are dependent upon the financial results of those hotel operations and we may continue to receive amounts from Sonesta that are less than the contractual minimum returns stated in our Sonesta agreement or we may be requested to fund operating losses for our Sonesta hotels. Further, we own an approximately 34% ownership interest in Sonesta. If Sonesta experiences losses, or requires additional capital, Sonesta may request we fund our share through the contribution of additional capital and if we do not fund those contributions, our equity interest in Sonesta will be diluted if Sonesta obtains such contributions from other shareholders,
•We cannot be sure of the future financial performance of our properties, or regarding our managers’, tenants’ or guarantors’ future actions or their abilities or willingness to pay contracted amounts owed to us. If other operators or guarantors do not honor their obligations, we may seek to terminate our arrangements with them or other actions to enforce our rights,
•Recent improvements in lodging demand may not be sustained, may stall or could decline,
•If general economic activity in the country declines, the operating results of certain of our properties may decline, the financial results of our managers and our tenants may suffer and these managers and tenants may be unable to pay our returns or rents. Also, depressed operating results from our properties for extended periods may result in the operators of some or all of our properties becoming unable or unwilling to meet their obligations,

•Hotel and other competitive forms of temporary lodging supply have been increasing and may affect our hotel operators’ ability to grow ADR and occupancy, and ADR and occupancy could decline due to increased competition which may cause our hotel operators to become unable to pay our returns or rents,
•If the current level of commercial activity in the country declines, including as a result of the COVID-19 pandemic, if the price of diesel fuel increases significantly, if fuel conservation measures are increased, if freight business is directed away from trucking, if TA is unable to effectively compete or operate its business, if fuel efficiencies, the use of alternative fuels or transportation technologies reduce the demand for products and services TA sells or for various other reasons, TA may become unable to pay current and deferred rents due to us,
•Our ability to grow our business and increase our distributions depends in large part upon our ability to buy properties that generate returns or can be leased for rents which exceed our operating and capital costs. We may be unable to identify properties that we want to acquire and we may fail to reach agreement with the sellers and complete the purchases of any properties we do want to acquire. In addition, any properties we may acquire may not generate returns or rents which exceed our operating and capital costs,
•We believe that our portfolio agreements include diverse groups of properties and that this diversity may improve operating results that might be realized from a more concentrated group of properties. However, our operator concentration with respect to our hotel operations has recently increased as a result of our transitioning of a majority of our hotels to Sonesta management, and our travel center properties continue to be concentrated with TA. As a result, our operating results may not improve,
•Current market conditions may cause the process of selling properties to continue to take longer than previously expected. We may not complete the sales of any properties we currently plan to sell, and we may determine to sell fewer properties. Also, we may sell assets at prices that are less than we expect and less than their carrying values and we may incur losses on these sales or with respect to these assets,
•Contingencies in our pending sale agreements may not be satisfied and any expected sales and any related management or lease arrangements we expect to enter may not occur, may be delayed or the terms of such transactions or arrangements may change,
•As of November 3, 2021, we had approximately $937.0 million of cash or cash equivalents. This statement may imply that we have sufficient working capital and liquidity to meet our obligations for the next twelve months. The amounts we receive from our operators may be insufficient to operate our business profitably. Certain tenants have requested and we have granted certain rent relief and these requests could increase. In addition, our managers and tenants may not be able to fund minimum returns and rents due to us from operating our properties or from other resources. In the past and currently, certain of our tenants and managers have in fact not paid the minimum amounts due to us from their operations of our leased or managed properties and we may be required to fund hotel operating losses and working capital for our hotels. Further, our properties require significant funding for capital improvements and other matters. Accordingly, we may not have sufficient working capital or liquidity,
•Continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions. The ratio of income available for debt service to debt service was below the 1.5x requirement under our public debt covenants as of September 30, 2021. We are not permitted under our debt agreements to incur additional debt while this ratio is below 1.5x. As a precautionary measure, we have fully drawn our $1.0 billion credit facility to maintain our financial flexibility. Our ability to incur debt may be limited for an extended period of time. We cannot be certain how long our ratio of income available for debt service to debt service may remain below 1.5x. We may not have any immediately available borrowing capacity to meet any funding needs beyond our cash on hand if our operating results and financial condition are significantly and adversely impacted by current economic conditions or otherwise. If we cannot incur additional debt, we may be forced to raise additional sources of capital or take other measures to maintain adequate liquidity and we may not succeed in raising any capital we may need,
•We expect the borrowings under our revolving credit facility to strengthen our financial position; however, we may not obtain the financial flexibility we expect due to the ongoing COVID-19 pandemic or for other reasons. We can provide no assurance regarding the duration and severity of the economic conditions resulting from the COVID-19 pandemic and its impact on us and our operators,

•We may be unable to repay our debt obligations when they become due. Also, our $1,000,000 revolving credit facility matures on July 15, 2022 and we may not be able to meet the conditions required to exercise the extension option available to us under the agreement or be able to refinance the balance with new debt. We may need to seek additional waivers or amendments with our lenders and there is no assurance we will be granted such relief,
•We intend to conduct our business activities in a manner that will afford us reasonable access to capital for investment and financing activities. However, we may not succeed in this regard and we may not have reasonable access to capital, including due to the COVID-19 pandemic and the resulting economic conditions. If challenging market conditions last for a long period or worsen, our managers and tenants may experience liquidity constraints and as a result may be unable or unwilling to pay returns or rents to us and our ability to operate our business effectively may be challenged,
•We currently expect to fund $30 million of capital expenditures during the last three months of 2021. The cost of capital projects may be greater than we anticipate and operating results at our hotels may decline as a result of having rooms out of service to complete such improvements,
•Actual costs under our revolving credit facility or other floating rate debt will be higher than LIBOR plus a premium because of fees and expenses associated with such debt,
•The premiums used to determine the interest rate and facility fee payable on our revolving credit facility are based on our credit ratings. Changes in our credit ratings may cause the interest and fees we pay to increase,
•We have the option to extend the maturity date of our revolving credit facility upon payment of a fee and meeting other conditions; however, the applicable conditions may not be met,
•The business and property management agreements between us and RMR LLC have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms,
•We believe that our relationships with our related parties, including RMR LLC, TA, Sonesta and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize, and
•We are party to arbitration proceedings with Marriott relating to our termination of our management agreements with them. The results of arbitration proceedings are difficult to predict and we can provide no assurances regarding such results. Even if we are successful in such proceedings, the pendency and conduct of such proceedings may be expensive and distracting to our management, and could be disruptive to our operations.
Currently unexpected results could occur due to many different circumstances, some of which are beyond our control, such as pandemics, including the COVID-19 pandemic, acts of terrorism, natural disasters, climate change, changes in our managers’ or tenants’ revenues or expenses, changes in our managers’ or tenants’ financial conditions, the market demand for hotel rooms or the goods and services provided at our properties or changes in capital markets or the economy generally.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended September 30, 2021:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 2021	55,716	$10.70	$—	$—
Total	55,716	$10.70	$—	$—
(1)These common share withholdings and purchases were made to satisfy the tax withholding and payment obligations of our officers and certain other current and former officers and employees of RMR LLC in connection with awards of our common shares and the vesting of those and prior awards of common shares to them. We withheld and purchased these shares at their fair market values based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.

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

4.21
Supplemental Indenture, dated as of July 8, 2021, among the Company, SVCN 1 LLC, SVCN 4 LLC and U.S. Bank National Association, relating to the Company’s 7.50% Senior Notes due 2025. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.)

4.22
Supplemental Indenture, dated as of October 28, 2021, among the Company, SVC Minneapolis TRS LLC and U.S. Bank National Association, relating to the Company’s 7.50% Senior Notes due 2025. (Filed herewith)

4.23
Tenth Supplemental Indenture, dated as of November 20, 2020, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank National Association, relating to the Company’s 5.50% Senior Notes due 2027, including form thereof. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.)

4.24
Supplemental Indenture, dated as of January 29, 2021, among the Company, SVC Gatehall Drive TRS LLC and U.S. Bank National Association, relating to the Company’s 5.50% Senior Notes due 2027. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.)

4.25
Supplemental Indenture, dated as of July 8, 2021, among the Company, SVCN 1 LLC, SVCN 4 LLC and U.S. Bank National Association, relating to the Company’s 5.50% Senior Notes due 2027. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.)

4.26
Supplemental Indenture, dated as of October 28, 2021, among the Company, SVC Minneapolis TRS LLC and U.S. Bank National Association, relating to the Company’s 5.50% Senior Notes due 2027. (Filed herewith.)

4.27
Registration Rights and Lock-Up Agreement, dated as of June 5, 2015, among the Company, ABP Trust (f/k/a Reit Management & Research Trust) and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2015.)

10.1	First Amendment to Second Amended and Restated Business Management Agreement, effective as of August 1, 2021, between the Company and The RMR Group LLC. (Filed herewith.)
10.2
Representative Form of Management Agreement between Sonesta International Hotels Corporation and Cambridge TRS, Inc. (Conversion Hotels) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.) (Schedule of applicable agreements filed herewith.)

10.3
Pooling Agreement, dated as of December 15, 2020, among Sonesta International Hotels Corporation, certain subsidiaries of the Company named therein as owners and certain subsidiaries of Sonesta International Hotels Corporation named therein as managers. (Conversion Hotels) (Filed herewith.)

22.1	List of Subsidiary Guarantors. (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)

Exhibit Number	Description
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVICE PROPERTIES TRUST

/s/ John G. Murray
John G. Murray
President and Chief Executive Officer
Dated: November 4, 2021

/s/ Brian E. Donley
Brian E. Donley
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: November 4, 2021