Form 10-K
period 2021-12-31
Service Properties Trust
filed 2022-02-24
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
The aggregate market value of the voting common shares of beneficial interest, $.01 par value, or common shares, of the registrant held by non-affiliates was approximately $2.1 billion based on the $12.60 closing price per common share on The Nasdaq Stock Market LLC on June 30, 2021. For purposes of this calculation, an aggregate of 2,128,655 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant have been included in the number of common shares held by affiliates.
Number of the registrant’s common shares outstanding as of February 22, 2022: 165,092,333.
References in this Annual Report on Form 10-K to the Company, SVC, we, us or our include Service Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2021.

Warning Concerning Forward-Looking Statements
This Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Whenever we use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “will,” “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Annual Report on Form 10-K relate to various aspects of our business, including:
•The duration and severity of the COVID-19 pandemic and its impact on us and our managers and tenants, and on our and their ability to operate throughout the pandemic and its aftermath,
•Our expectation about the ability of Sonesta Holdco Corporation and its subsidiaries, or Sonesta, to operate the hotels that have been or may be transitioned and rebranded to it,
•The likelihood and extent to which our managers and tenants will pay the contractual amounts of returns, rents or other obligations due to us,
•Our ability to maintain sufficient liquidity during the duration of the COVID-19 pandemic and any resulting economic conditions,
•If and when hotel business will return to historical pre-pandemic levels,
•Potential defaults on, or non-renewal of, leases by our tenants,
•Decreased rental rates or increased vacancies,
•Our sales and acquisitions of properties,
•Our policies and plans regarding investments, financings and dispositions,
•Our ability to pay interest on and principal of our debt,
•Our ability to pay distributions to our shareholders and to sustain the amount of such distributions,
•Our ability to raise or appropriately balance the use of debt or equity capital,
•Our intent to make improvements to certain of our properties,
•Our ability to engage and retain qualified managers and tenants for our hotels and net lease properties on satisfactory terms,
•Our ability to diversify our sources of rents and returns that improve the security of our cash flows,
•The future availability of borrowings under our revolving credit facility including our discussions with our lenders regarding extending the maturity date of our revolving credit facility and obtaining additional covenant waivers,
•Our credit ratings,
•Our expectation that we benefit from our relationships with The RMR Group LLC, or RMR LLC, Sonesta and TravelCenters of America Inc., or TA,
•Our qualification for taxation as a real estate investment trust, or REIT,
•The impact of increasing labor costs and shortages and commodity and other price inflation due to supply chain challenges,
•Our belief of the competitive advantages that the scale, geographic diversity, strategic locations and the variety of service levels of our hotels gives us,
•Changes in federal or state tax laws, and
•Other matters.
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
i

•The impact of economic conditions, including the impact of the COVID-19 pandemic and the capital markets on us and our managers and tenants,
•Competition within the real estate, hotel, transportation and travel center and other industries in which our managers and tenants operate, particularly in those markets in which our properties are located,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,
•Acts of terrorism, pandemics or other man-made or natural disasters beyond our control, and
•Actual and potential conflicts of interest with our related parties, including our Managing Trustees, TA, Sonesta, RMR LLC and others affiliated with them.
For example:
•Our ability to make future distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our future earnings, the capital costs we incur to acquire and maintain our properties, our working capital requirements and restrictions under our debt agreements. We may be unable to pay our debt obligations or to increase or maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,
•Sonesta operated 261 of our 303 hotels as of December 31, 2021, many of which were transitioned to Sonesta over the past year. Transitioning hotels to another operator is disruptive to the hotels’ operations and requires significant capital investment. If Sonesta were to fail to provide quality services and amenities or to maintain a quality brand, our income from these properties may be adversely affected. There can be no assurance that Sonesta can operate the hotels as effectively or for returns at levels that could otherwise be achieved by other large well known hotel companies. Further, if we were required to replace Sonesta, we could experience significant disruptions in operations at the applicable properties, which could reduce our income and cash flows from, and the value of, those properties. We have no guarantee or security deposit under our Sonesta agreements. Accordingly, the returns we receive from our hotels managed under our Sonesta agreements are dependent upon the financial results of those hotel operations and we may continue to receive amounts from Sonesta that are less than the contractual owner's priority returns stated in our Sonesta agreements or we may be requested to fund operating losses for our Sonesta hotels. Further, we own an approximately 34% ownership interest in Sonesta. If Sonesta experiences losses, or requires additional capital, Sonesta may request we fund our share through the contribution of additional capital and if we do not fund those contributions, our equity interest in Sonesta will be diluted if Sonesta obtains those contributions from other shareholders or investors,
•We cannot be sure of the future financial performance of our properties, or regarding our managers’, tenants’ or guarantors’ future actions or their abilities or willingness to pay contracted amounts owed to us. If other operators or guarantors do not honor their obligations, we may seek to terminate our arrangements with them or other actions to enforce our rights,
•Recent improvements in lodging demand may not be sustained, may stall or could decline; further, lodging demand may fail to return to historic pre-pandemic levels,
•If general economic activity in the country declines, the operating results of certain of our properties may decline, the financial results of our managers and our tenants may suffer and these managers and tenants may be unable to pay our returns or rents. Also, depressed operating results from our properties for extended periods may result in the operators of some or all of our properties becoming unable or unwilling to meet their obligations,
•Hotel and other competitive forms of temporary lodging supply have been increasing and may affect our hotel operators’ ability to grow average daily rate, or ADR and occupancy, and ADR and occupancy could decline due to increased competition which may cause our hotel operators to become unable to pay our returns,
•If the current level of commercial activity in the country declines, including as a result of the COVID-19 pandemic, if the price of diesel fuel increases significantly, if fuel conservation measures are increased, if freight business is directed away from trucking, if TA is unable to effectively compete or operate its business, if fuel efficiencies, the use of alternative fuels or energy sources or transportation technologies reduce the demand for products and services TA sells, if TA is unable to make substantial capital investments or for various other reasons, TA may become unable to pay current and deferred rents due to us,

•Our ability to grow our business and increase our distributions depends in large part upon our ability to buy properties that generate returns or can be leased for rents which exceed our operating and capital costs. We may be unable to identify properties that we want to acquire and we may fail to reach agreement with the sellers and complete the purchases of any properties we do want to acquire. In addition, any properties we may acquire may not generate returns or rents which exceed our operating and capital costs,
•We believe that our portfolio agreements include diverse groups of properties and that this diversity may improve operating results that might be realized from a more concentrated group of properties. However, our operator concentration with respect to our hotel operations has recently increased as a result of Sonesta managing a majority of our hotels and our travel center properties continue to be concentrated with TA. As a result, our operating results may not improve,
•Market conditions may cause the process of selling properties to take longer than previously expected. We may not complete the sales of any properties we currently plan to sell, and we may determine to sell fewer properties. Also, we may sell assets at prices that are less than we expect and less than their carrying values and we may incur losses on these sales or with respect to these assets,
•Contingencies in our pending sale agreements may not be satisfied and any expected sales and any related management or lease arrangements we expect to enter may not occur, may be delayed or the terms of such transactions or arrangements may change,
•As of February 22, 2022, we had approximately $960 million of cash or cash equivalents. This statement may imply that we have sufficient working capital and liquidity to meet our obligations and fund our business and investments. However, the amounts we receive from our operators may be insufficient to operate our business profitably. Certain tenants have requested and we have granted certain rent relief and these requests could increase. In addition, our managers and tenants may not be able to fund owner's priority returns and rents due to us from operating our properties or from other resources. In the past and currently, certain of our tenants and managers have in fact not paid the minimum amounts due to us from their operations of our leased or managed properties and we may be required to fund hotel operating losses and working capital for our hotels. Further, our properties require significant funding for capital improvements and other matters. Accordingly, we may not have sufficient working capital or liquidity,
•Continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions. The ratio of income available for debt service to debt service was below the 1.5x requirement under our public debt covenants as of December 31, 2021. We are currently unable to incur additional debt while this ratio is below 1.5x. As a precautionary measure, we have fully drawn our $1.0 billion credit facility to maintain our financial flexibility. Our ability to incur additional debt may be limited for an extended period of time. Our discussions with our lenders under our revolving credit facility regarding an extension of the maturity date of that facility and additional covenant waivers may not be successful. We may not have any immediately available borrowing capacity to meet any funding needs beyond our cash on hand if our operating results and financial condition are significantly and adversely impacted by current economic conditions or otherwise. If we cannot incur additional debt and do not succeed in obtaining an extension of the maturity date under our revolving credit facility and additional covenant waivers, we may be forced to raise additional sources of capital or take other measures to maintain adequate liquidity and we may not succeed in raising any capital we may need and any capital we may obtain may be expensive,
•We expect the borrowings under our revolving credit facility to strengthen our financial position; however, we may not obtain the financial flexibility we expect due to the ongoing COVID-19 pandemic or for other reasons,
•We may be unable to repay our debt obligations when they become due. Also, our $1,000,000 revolving credit facility matures on July 15, 2022 and we may not be able to meet the conditions required to exercise the extension option available to us under the agreement or be able to refinance the balance with new debt. We are in discussions with our lenders regarding extending the maturity date and may need to seek additional covenant waivers, but there is no assurance we will be granted such relief,
•We intend to conduct our business activities in a manner that will afford us reasonable access to capital for investment and financing activities. However, we may not succeed in this regard and we may not have reasonable access to capital, including due to the COVID-19 pandemic and the resulting economic conditions. If challenging market conditions last for a long period or worsen, our managers and tenants may experience liquidity constraints and as a result may be unable or unwilling to pay returns or rents to us and our ability to operate our business effectively may be challenged,

•Hotels require significant capital investments to remain competitive. The cost of capital projects may be greater than we anticipate and operating results at our hotels may decline as a result of having rooms out of service to complete such improvements,
•Actual costs under our revolving credit facility or other floating rate debt will be higher than the stated rates because of fees and expenses associated with such debt,
•The premiums used to determine the interest rate and facility fee payable on our revolving credit facility are based on our credit ratings. Changes in our credit ratings may cause the interest and fees we pay to change,
•The business and property management agreements between us and RMR LLC have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms,
•We expect that we will benefit from RMR LLC’s Environmental, Social and Governance, or ESG, program and initiatives. However, we may not realize the benefits we expect from such program and initiatives and we or RMR LLC may not succeed in meeting existing or future standards regarding ESG, and
•We believe that our relationships with our related parties, including RMR LLC, TA, Sonesta and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize.
Currently unexpected results could occur due to many different circumstances, some of which are beyond our control, such as pandemics, acts of terrorism, natural disasters, war, climate change and climate related events, changes in our managers’ or tenants’ revenues or expenses, changes in our managers’ or tenants’ financial condition, the market demand for hotel rooms or the goods and services provided at our properties or changes in capital markets or the economy generally.
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

SERVICE PROPERTIES TRUST
2021 FORM 10-K ANNUAL REPORT

v

PART I
Item 1. Business
Our Company
We are a real estate investment trust, or REIT, formed in 1995 under the laws of the State of Maryland. As of December 31, 2021, we owned 303 hotels with 48,346 rooms or suites located in 38 states, Washington D.C., Ontario, Canada and San Juan, Puerto Rico and 788 service-oriented retail properties with 13,522,060 square feet located in 42 states. Our principal place of business is Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and our telephone number is (617) 964-8389.
We seek to have a geographically diverse portfolio of real estate primarily in the United States. Our principal internal growth strategy is to apply asset management strategies to aid our hotel operators in improving performance and operating income of our hotel properties. We actively manage our net lease portfolio by identifying asset recycling opportunities, monitoring the credit of our tenants and engaging in early lease renewal discussions to maintain occupancy and grow rental income. Our asset management teams also work closely with our operators to ensure our hotels and net lease properties are well maintained and that capital investments are well planned, prudent and executed efficiently in order to maximize the long term value of our properties.
Our external growth strategy is defined by our acquisition, disposition and financing policies as described below. Our investment, financing and disposition policies and business strategies are established by our Board of Trustees and may be changed by our Board of Trustees at any time without shareholder approval.
Impact of COVID-19
Since March 2020, the lodging industry and other industries in which our managers and tenants operate have been adversely impacted by the COVID-19 global pandemic, along with government mandates intended to contain and mitigate the spread of COVID-19 and market reactions to the pandemic. The effects of COVID-19 continue to have a significant negative impact on our results of operations, financial position and cash flow. Although lodging demand improved during the year ended December 31, 2021 when compared to 2020 levels, we do not know when or if lodging business levels will return to historical pre-pandemic levels. We continue to monitor the impact of the COVID-19 pandemic on all aspects of our business. We currently expect that the recovery with respect to transient and group business will be gradual and likely inconsistent. We also currently expect the recovery of the U.S. hospitality industry to be a multi-year process and to remain uneven. In addition, consumer confidence and lodging demand will continue to be affected by unemployment, perceptions of the safety of returning to normal activities, the continued use of video conferencing technologies rather than in person meetings and broader macroeconomic trends. These trends, together with increasing labor costs and shortages and commodity and other price inflation due to supply chain challenges resulting from the COVID-19 pandemic or otherwise, may continue to negatively impact our hotel operations and financial results. For more information and risks relating to the COVID-19 pandemic and its variants on us and our business, see Part I, Item 1A, “Risk Factors”, of this Annual Report on Form 10-K.
Hotel Portfolio
As of December 31, 2021, we owned 303 hotels with 48,346 rooms or suites located in 38 states, Washington D.C., Ontario, Canada and Puerto Rico. We believe the scale, geographic diversity, strategic locations and the variety of service levels of our hotels gives us a competitive advantage. Our hotel properties are typically located in urban or high density suburban locations in the vicinity of major demand generators such as large suburban office parks, urban centers, airports, medical or educational facilities or major tourist attractions.

The following table summarizes the brand affiliations, service level and chain scale of our hotels, as characterized by STR Inc., or STR, a data benchmark and analytics provider for the lodging industry, under which our hotels operate as of December 31, 2021:

Brand	Manager	Service Level	Chain Scale (1)	Number of Properties	Number of Rooms or Suites	Investment (in 000s) (2)
Royal Sonesta Hotels®	Sonesta	Full Service	Upper Upscale	17	5,663	$1,840,427
Sonesta ES Suites®	Sonesta	Extended Stay	Upper Midscale	91	11,379	1,521,328
Sonesta Hotels & Resorts®	Sonesta	Full Service	Upper Upscale	25	8,040	1,218,583
Sonesta Select®	Sonesta	Select Service	Upscale	63	8,888	900,060
Sonesta Simply Suites®	Sonesta	Extended Stay	Midscale	65	8,040	658,827
Hyatt Place®	Hyatt	Select Service	Upscale	17	2,107	235,726
Courtyard by Marriott®	Marriott	Select Service	Upscale	13	1,813	172,301
Radisson® Hotels & Resorts	Radisson	Full Service	Upscale	5	1,149	159,707
Crowne Plaza®	IHG	Full Service	Upscale	1	495	123,283
Country Inns & Suites® by Radisson	Radisson	Full Service	Upper Midscale	3	430	54,076
Residence Inn by Marriott®	Marriott	Extended Stay	Upscale	3	342	46,074
Total Hotels				303	48,346	$6,930,392
(1)Chain scales are defined by STR. Chain scale segments are grouped primarily according to average room rates.
(2)Represents historical cost of our properties plus capital improvements funded by us less impairment write-downs, if any, and excludes capital improvements made from FF&E reserves funded from hotel operations that do not result in increases in our owner’s priority returns or rents.

Net Lease Portfolio
As of December 31, 2021, we owned 788 service-oriented retail properties with 13,522,060 square feet. As of December 31, 2021, our net lease portfolio was occupied by 174 tenants with a weighted (by annual minimum rent) lease term of 10.2 years, operating under 134 brands in 21 distinct industries. The portfolio is leased to tenants that include travel centers, quick service and casual dining restaurants, movie theaters, health and fitness centers, grocery stores, automotive parts and services and other businesses in service-oriented and necessity-based industries across 42 states.
The following table summarizes the brand affiliation and industries under which our net lease properties operate as of December 31, 2021 (dollars in thousands):

	Brand	Industry	No. of Buildings	Square Feet	Investment (in 000s) (1)

1.	TravelCenters of America	Travel Centers	134	3,720,693	$2,289,189
2.	Petro Stopping Centers	Travel Centers	45	1,470,004	1,021,226
3.	AMC Theatres	Movie Theaters	11	575,967	102,580
4.	The Great Escape	Home Goods and Leisure	14	542,666	98,242
5.	Life Time Fitness	Health and Fitness	3	420,335	92,617
6.	Buehler's Fresh Foods	Grocery Stores	5	502,727	76,536
7.	Heartland Dental	Medical, Dental Office	59	234,274	61,120
8.	Norms	Restaurants-Casual Dining	10	63,490	53,673
9.	Express Oil Change	Automotive Equipment & Services	23	83,825	49,724
10.	Regal Cinemas	Movie Theaters	6	266,546	44,476
11.	Pizza Hut	Restaurants-Quick Service	39	164,298	43,982
12.	Pilot Travel Center	Travel Centers	3	48,069	41,681
13.	Courthouse Athletic Club	Health and Fitness	4	193,659	39,688
14.	Fleet Farm	General Merchandise Stores	1	218,248	37,802
15.	Church's Chicken	Restaurants-Quick Service	44	58,401	35,370
16.	Big Al's	Entertainment	2	111,912	35,214
17.	B&B Theatres	Movie Theaters	4	261,300	34,369
18.	America's Auto Auction	Automotive Dealers	6	72,338	34,314
19.	Burger King	Restaurants-Quick Service	21	68,710	34,289
20.	Hardee's	Restaurants-Quick Service	19	62,792	31,844
21.	Martin's	Restaurants-Quick Service	16	81,909	31,144
22.	Arby's	Restaurants-Quick Service	19	57,868	29,166
23.	Creme de la Creme	Educational Services	4	81,929	29,131
24.	Mister Car Wash	Car Washes	5	41,456	28,658
25.	Popeye's Chicken & Biscuits	Restaurants-Quick Service	20	45,708	28,434
26.	Other (2)	Various	271	4,072,936	726,722
	Total		788	13,522,060	$5,131,191
(1)Represents historical cost of our properties plus capital improvements funded by us less impairment write-downs, if any.
(2)Consists of 109 distinct brands with an average investment of $2,682 per building.
For more information about our hotel agreements and net lease portfolio, see Notes 5 and 9 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Principal Management Agreement or Lease Features
As of December 31, 2021, our 303 hotels were managed by subsidiaries of Sonesta, Hyatt Hotels Corporation, or Hyatt, Radisson Hospitality, Inc., or Radisson, Marriott International, Inc., or Marriott, and InterContinental Hotels Group, plc, or IHG. Our hotel operating agreements have initial terms expiring between 2022 and 2037. Each of these agreements is for between one and 194 of our hotels. The principal features of our hotel agreements are as follows:
•Owner’s Priority Returns. Our hotel management agreements have stated owner’s priority return amounts designed to provide us a return on investment greater than our cost of capital. The owner's priority returns are generally subject to available cash flow and we are not assured we will receive them in full or at all. Owner's priority returns under our Hyatt and Radisson hotel agreements are partially supported by limited guarantees.
•Long Terms. The weighted average term remaining for our hotel agreements (weighted by our investments as of December 31, 2021) is 12.0 years, without giving effect to any renewal options our managers and tenants may have. We and Sonesta amended our management agreements covering 261 hotels effective January 1, 2022. We extended the term of the agreements for 67 Sonesta branded hotels we expect to sell to the earlier of December 31, 2022 or until the hotels are sold and we extended the term of the agreements for 194 Sonesta branded hotels to January 31, 2037.
•Pooled Agreements. Most of our hotel properties are subject to portfolio agreements. Some agreements in the portfolio are subject to cross default provisions, such that a manager’s default under one of the agreements would trigger defaults of the other agreements in that portfolio.
•All or None Renewals. Generally, manager renewal options for each portfolio agreement of our hotel properties may only be exercised on an all or none basis and not for separate properties. Our agreement with Sonesta for hotels that we expect to sell allows us to terminate the agreement with respect to individual properties as they are sold. See Notes 4 and 5 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for more information on our properties held for sale and these agreements.
•Property Maintenance. Most of our hotel agreements require the deposit of 5% to 6.5% of annual gross hotel revenues into escrows to fund periodic renovations subject to available cash flow. We own the cash in these escrow accounts. If no escrowed cash is available, we are required to fund capital expenditures. Generally, as we fund capital expenditures, our owner’s priority return amount increases.
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
•Management Fees. Base fees are generally between 3% to 5% of gross revenues, as defined in our hotel management agreements and are paid as operating expenses senior to our owner’s priority returns. Incentive management fees under our hotel management agreements are subordinate to payment of annual owner's priority returns due to us. Our hotel managers have the ability to earn incentive management fees generally based on excess cash flows after payment of hotel operating expenses, payment of base management fees, funding of the required FF&E reserve, if any, payment of our owner's priority returns, reimbursement of certain advances and in certain instances, replenishment of the security deposit or guarantee. Generally, the incentive fee would be 20% of such excess cash flow and the remaining 80% would be retained by us.
•Termination Rights. In addition to any right to terminate that may arise as a result of a default by the manager, most of our management agreements include reserved rights for us to terminate on the basis of the manager’s failure to meet certain performance-based metrics, including the level of owner’s priority return generated over a period of time. Typically, such performance-based termination rights arise in the event the operator fails to achieve these specified performance thresholds over a consecutive two or three-year period and are subject to the manager’s ability to “cure” and avoid termination by payment to us of specified deficiency amounts, or are subject to force majeure provisions. A termination fee may be payable to the hotel operator under certain circumstances if a management agreement with respect to a hotel is terminated. We have agreed in the past, and may agree in the future, to waive certain of these termination rights in exchange for consideration from a manager or its affiliates, which consideration may include amendments to the management agreements.

In general, our 788 net lease properties are subject to “triple net” leases where the tenant is generally responsible for the payment of operating expenses and capital expenditures of the property during the lease term. Our tenants are responsible to pay us fixed annual rents on a monthly, quarterly or semi-annual basis. Our net lease tenants are responsible to maintain the properties including structural and non-structural components. Certain of our net lease properties also have future rent increases included in the leases either at a fixed amount or based on changes in the consumer price index, or CPI. Certain of our lease agreements also require payment of percentage rent to us based on increases in certain gross property revenues over threshold amounts. Certain of our net lease properties, including all our TA properties, are subject to pooling agreements and include all or none renewal options.
TA is our largest tenant. As of December 31, 2021, we leased 179 travel centers to TA under five leases that expire between 2029 and 2035; 134 of our travel centers are operated under the TravelCenters of America®, or TA®, brand name and 45 are operated under the Petro Stopping Centers®, or Petro®, brand name. As of December 31, 2021, we have invested $2.3 billion in 134 TA® branded properties with 3,720,693 square feet and $1.0 billion in 45 Petro® branded properties with 1,470,004 square feet.
Substantially all our travel centers are full service sites located at or near an interstate highway exit and offer fuel and non-fuel products and services 24 hours per day, 365 days per year. Our typical travel center includes over 25 acres of land with parking for approximately 200 tractor trailers and approximately 100 cars. Our travel centers offer a broad range of products and services, including diesel fuel and gasoline, as well as nonfuel products and services such as truck repair and maintenance services, diesel exhaust fluid, one full service restaurant, one or more quick service restaurants, travel stores and various customer amenities.

Investment and Operating Policies
Our investment objectives include increasing cash flows from operations from dependable and diverse sources in order to increase per-share distributions to our shareholders. To achieve these objectives, we seek to maintain a strong capital base of shareholders’ equity; invest in high quality properties operated by qualified operating companies; use moderate debt leverage to fund additional investments which increase cash flows from operations because of positive spreads between our cost of investment capital and investment yields; structure investments which generate a return in excess of our capital costs and provide an opportunity to participate in operating growth at our properties; when market conditions permit, refinance debt with additional equity or long term debt; and pursue diversification so that our cash flows from operations come from diverse properties and operators. Generally, we provide capital to owners and operators who wish to expand their businesses or divest their properties while continuing to operate their business. Our first investment in travel centers was structured differently than all our other investments. We acquired an operating travel centers business, reorganized the business to retain substantially all of the real estate and then distributed a tenant operating company to our shareholders. We may in the future make investments in this fashion or in a manner different from our other investments to further diversify our sources of rents and returns with the intention of improving the security of our cash flows.
Because we are a REIT, we generally may not operate our properties. We or our tenants have entered into arrangements for operation of our properties. Under the U.S. Internal Revenue Code of 1986, as amended, or the IRC, we may lease our hotels to one of our “taxable REIT subsidiaries,” as defined in Section 856(l) of the IRC, or TRSs, if the hotel is managed by a third party. As of December 31, 2021, all of our hotels were leased to our TRSs and managed by third parties. Any income realized by a TRS in excess of the rent paid to us by the subsidiary is subject to income tax at customary corporate rates. As and if the financial performance of the hotels operated for the account of our TRSs improves, these taxes may become material.
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
Other Investments. We prefer wholly owned investments in fee interests. However, we may invest in leaseholds, joint ventures, mortgages and other real estate interests. We may invest or enter into real estate joint ventures if we conclude that we may benefit from the participation of co-venturers or that the opportunity to participate in the investment is contingent on the use of a joint venture structure. We may invest in participating, convertible or other types of mortgages if we conclude that we may benefit from the cash flows or appreciation in the value of the mortgaged property. Convertible mortgages are similar to equity participation because they permit lenders to either participate in increasing revenues from the property or convert some or all of that mortgage into equity ownership interests. At December 31, 2021, we owned no convertible mortgages or joint venture interests.
We have in the past considered, and may in the future consider, the possibility of entering into mergers or strategic combinations with other companies. Our principal goal of any such transactions will be to increase our cash flows from operations and to further diversify our revenue sources.
We own 8.0% of the outstanding common stock of TA and 34% of the outstanding common stock of Sonesta as of December 31, 2021. We may in the future acquire additional shares of common stock of TA and Sonesta or securities of other entities, including entities engaged in real estate activities or we may sell these shares of common stock. We may invest in the securities of other entities for the purpose of exercising control or otherwise, make loans to other persons or entities, engage in the sale of investments, offer securities in exchange for property or repurchase our securities.
We may not achieve some or all of our investment objectives.
Disposition Policies. We generally consider ourselves to be a long term owner of properties and are more interested in the long term earnings potential of our properties than selling properties for short term gains. However, we may seek to strategically sell assets from time to time as part of managing our leverage, capital recycling, highest and best use analysis, or as part of long term financing of acquisitions. During 2021, we sold seven hotels with 669 rooms for an aggregate sales price of $40.6 million and 11 net lease properties with 97,276 square feet for an aggregate sales price of $11.8 million. As of December 31, 2021, we had 67 hotels and 22 net lease properties with an aggregate carrying value of $514.3 million classified as held for sale. For more information on these disposition activities, please refer to Note 4 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K. We currently make decisions to dispose of properties based on factors including, but not limited to, the following:
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
We believe our capital structure provides us with financial flexibility and we have historically had access to capital markets. We may seek to obtain other lines of credit or to issue securities senior to our common shares, including preferred shares of beneficial interest and debt securities, either of which may be convertible into common shares or be accompanied by warrants to purchase common shares, or to engage in transactions which may involve a sale or other conveyance or contribution of hotel, net lease or other properties or assets to subsidiaries or to other affiliates or unaffiliated entities. We may finance acquisitions, in whole or in part, by among other possible means, exchanging properties, issuing additional common shares or other securities or assuming outstanding mortgage debt on the acquired properties. We may also place new mortgages on our existing properties as a means of financing. The proceeds from any of our financings may be used to pay distributions, to provide working capital, to refinance existing indebtedness or to finance acquisitions and expansions of existing or new properties, but our credit agreement currently requires such proceeds to be used to repay debt. For further information regarding our financing sources and activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Capital Resources” included in Part II, Item 7 of this Annual Report on Form 10-K and Note 6 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Although there are no limitations in our organizational documents on the amount of indebtedness we may incur, our $1.0 billion revolving credit facility and our unsecured senior notes indentures and their supplements contain financial covenants which, among other things, restrict our ability to incur additional indebtedness and require us to maintain certain financial ratios. We and our lenders amended our credit agreement governing our $1.0 billion revolving credit facility in 2020. As a result of the 2020 amendments, we secured a waiver of all then existing financial covenants under our credit agreement through July 15, 2022. We pledged certain equity interests of subsidiaries owning properties and we provided first mortgage liens on 74 properties owned by the pledging subsidiaries with an undepreciated book value of $1.8 billion as of December 31, 2021 to secure our obligations under the credit agreement. However, we are in discussions with our lenders regarding an extension of the maturity date of our revolving credit facility and additional covenant waivers. There is no assurance we will come to terms with our lenders or will be granted such additional covenant relief. In the future, we may decide to seek changes in the financial covenants which currently restrict our debt leverage based upon then current economic conditions, the relative availability and costs of debt versus equity capital and our need for capital to take advantage of acquisition opportunities or otherwise. We are required to maintain the ratio of income available for debt service to debt service above 1.5x under our credit agreement and public debt covenants. This ratio was 1.20x as of December 31, 2021. We are currently unable to incur additional debt while the ratio is below required covenant levels. In January 2021, we drew $972.8 million under our revolving credit facility as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of continued uncertainty in the global markets resulting from the COVID-19 pandemic. As of February 22, 2022, we remain fully drawn under our revolving credit facility. For further information regarding our financing sources and activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Capital Resources” included in Part II, Item 7 of this Annual Report on Form 10-K and Note 6 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Generally, we intend to manage our leverage in a way that may allow us to eventually regain “investment grade” ratings from nationally recognized statistical rating organizations; however, we cannot be sure that we will be able to regain our investment grade ratings.
Our Board of Trustees may change our financing policies at any time without a vote of, or notice to, our shareholders.
Other Information
Our Manager. The RMR Group Inc., or RMR Inc., is a holding company and substantially all of its business is conducted by its majority owned subsidiary RMR LLC. Adam D. Portnoy, the Chair of our Board of Trustees and one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of

RMR Inc., a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. John G. Murray, our other Managing Trustee and our President and Chief Executive Officer, also serves as an officer and employee of RMR LLC. Our day to day operations are conducted by RMR LLC. RMR LLC originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR LLC has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and its telephone number is (617) 796-8390. RMR LLC is an alternative asset management company that is focused on commercial real estate and related businesses. RMR LLC or its subsidiaries also acts as a manager to other publicly traded real estate companies, privately held real estate funds and real estate related operating businesses. As of the date of this Annual Report on Form 10-K, the executive officers of RMR LLC are: Adam Portnoy, President and Chief Executive Officer; Jennifer B. Clark, Executive Vice President, General Counsel and Secretary; Jennifer F. Francis, Executive Vice President; Matthew P. Jordan, Executive Vice President, Chief Financial Officer and Treasurer; John G. Murray, Executive Vice President and Jonathan M. Pertchik, Executive Vice President. Our Chief Financial Officer and Treasurer, Brian E. Donley, and our Chief Investment Officer and Vice President, Todd Hargreaves, are Vice President and Senior Vice President of RMR LLC, respectively. Mr. Murray also serves as an officer of another company to which RMR LLC or its subsidiaries provide management services. Mr. Portnoy, Mr. Murray and Ms. Clark also serve on the board of directors of Sonesta, and Mr. Portnoy is the chair of the board and managing director of TA. Ms. Clark also serves as an officer of TA.
Employees. We have no employees. Services which would otherwise be provided to us by employees are provided by RMR LLC and by our Managing Trustees and officers. As of December 31, 2021, RMR LLC has approximately 600 full time employees in its headquarters and regional offices located throughout the United States.
Competition. The hotel industry is highly competitive. Generally, our hotels are located in areas that include other hotels. Our hotels compete for customers based on brand affiliation, reputation, location, pricing, amenities and the ability to earn reward program points and other competitive factors. Increases in the number of hotels in a particular area could have a material adverse effect on the occupancy and daily room rates at our hotels located in that area. Agreements with the operators of our hotels sometimes restrict the right of each operator and its affiliates for periods of time to own, build, operate, franchise or manage other hotels of the same brand within various specified areas around our hotels. Under these agreements, neither the operators nor their affiliates are usually restricted from operating other brands of hotels in the market areas of any of our hotels, and after such period of time, the operators and their affiliates may also compete with our hotels by opening, managing or franchising additional hotels under the same brand name in direct competition with our hotels. As of December 31, 2021, 261 of our hotels are operated by Sonesta. Sonesta faces competition from larger, well known hotel companies. Competitive pressures from these companies and others could negatively impact Sonesta’s ability to pay our owner's priority returns. Our hotels also face competition from alternative lodging options such as home sharing services, timeshares, vacation rentals or cruise ships in our markets.
The market for net lease properties is also highly competitive. As an owner and landlord of net lease retail properties, we compete in the multi-billion dollar commercial real estate market with numerous developers and owners of properties, many of which own properties similar to ours and are in the same markets in which our properties are located. In operating and managing our portfolio, we compete for tenants based on a number of factors, including location, rental rates and flexibility. Certain of our competitors have greater economies of scale, have lower cost of capital, have access to more capital and resources and have greater name recognition than we do. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, our tenants may not renew their leases, we might not enter into new leases with prospective tenants and we may be pressured to reduce our rental rates or to offer substantial rent abatements, tenant improvement allowances, early termination rights or below-market renewal options in order to retain tenants when their leases expire. Our tenants may also face competition from on-line retailers or service providers, which may in turn negatively impact their ability to pay rents due to us.
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
Sustainability, Environmental and Climate Change Matters. Our manager, RMR LLC, periodically publishes its Sustainability Report, which summarizes the environmental, social and governance initiatives RMR LLC and its client companies, including us, employ. RMR LLC’s Sustainability Report may be accessed on the RMR Inc. website at www.rmrgroup.com/corporate-sustainability/default.aspx. The information on or accessible through RMR Inc.’s website is not incorporated by reference into this Annual Report on Form 10-K.
Our business strategy incorporates a focus on sustainable approaches to operating our properties in a manner that benefits us, our shareholders, operators and the communities in which we are located. As a REIT, we are prohibited by tax law from operating our hotel properties and all of our other properties are leased to or managed by third parties. However, our asset managers encourage our managers and tenants to operate our properties in ways that improve the economic performance of their operations, while simultaneously managing energy and water consumption, as well as greenhouse gas emissions.
Our environmental sustainability and community engagement strategies are primarily implemented by our operators and focus on a complementary set of objectives, including the following:
•     Responsible Investment: We seek to invest capital in our properties that both improves environmental performance and enhances asset value. During the acquisition of properties, RMR LLC assesses, among other things, environmental sustainability opportunities and climate related risks as part of the due diligence process.
•     Environmental Stewardship: We seek to improve the environmental footprint of our properties, including by reducing energy consumption and water usage, especially when doing so may reduce operating costs and enhance the properties' competitive position. Although our properties are operated by third parties or are net leased and, therefore, the third-party managers and tenants oversee most of the property maintenance and improvements over the lease term, RMR LLC's asset management group proactively leverages opportunities to make our properties more environmentally friendly and efficient. Working with our operators, we have:
•initiated programs to reduce energy and water use;
•encouraged the use of alternative energy sources such as solar, battery and other energy sources;
•implemented various initiatives to encourage recycling of plastics, paper and metal or glass containers;
•when renovating hotels, used energy efficient products, including lighting, windows, plumbing and heating, ventilation and air conditioning equipment, and many appliances in extended stay hotels are ENERGY STAR® rated; and
•installed electric car charging stations at some of our hotels and travel centers.
•     Climate Change Matters: We define climate change resilience as our ability to anticipate, prepare for and recover from adverse physical climate activity including increased severity of acute weather events and chronic changes to weather patterns as well as identify and plan for climate-related transitional activities such as changes in policy and market driven expectations. We routinely evaluate properties susceptible to flooding and other natural disasters. The evaluation may include implementing tenant and local agency coordination protocols, property incident response plan reviews, insurance provider assessments and the implementation of physical protection elements, such as flood protection barriers and the installation of hurricane and blizzard resistant windows and doors.
When major weather or climate-related events, such as hurricanes, floods or wildfires, occur near our properties, our manager or tenant may need to suspend operations of the impacted property until the event has ended and the property is then ready for operation. We or the operators of our properties may incur significant costs and losses as a result of these activities, both in terms of operating, preparing and repairing our properties in anticipation of, during and after a severe weather or climate-related event and in terms of potential lost business due to the interruption in operating our properties. Our insurance and our managers’ and tenants’ insurance may not adequately compensate us or them for these costs and losses. Concerns about climate change have resulted in various treaties, laws and regulations that are intended to limit carbon emissions and address other environmental concerns. These and other laws may cause energy or other costs at our hotel and net lease properties to increase. We do not expect the direct impact of these increases to be material to our results of operations, because the increased costs either would be the responsibility of our tenants or managers directly or in the longer term, passed through and paid by customers of our properties. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties, which could materially and adversely affect our financial condition or the financial condition of our tenants or managers and their ability to pay rent or returns to us. For more information regarding climate change and other environmental matters and their possible adverse impact on us, see “Risk Factors—Risks Related to Our Business—Ownership of real estate is subject to environmental risks and liabilities,” “Risk Factors—Risks Related to Our Business—Ownership of real estate is subject to risks from adverse weather and climate events” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change” included in Part II, Item 7 of this Annual Report on Form 10-K.
    Investments in Human Capital. We have no employees. We rely on our managers, including RMR LLC, to hire, train, and develop a workforce that meets the needs of our business, contributes positively to our society and helps reduce our impact on the natural environment.
    Corporate Citizenship. We seek to be a responsible corporate citizen and to strengthen the communities in which we own properties. Our manager, RMR LLC, regularly encourages its employees to engage in a variety of charitable and community programs, including participation in a company-wide service day and charitable giving matching program.
    Diversity & Inclusion. We value a diversity of backgrounds, experience and perspectives. Our Board is comprised of 29% women and 14% members of underrepresented communities. RMR LLC is an equal opportunity employer, with all qualified applicants receiving consideration for employment without regard to race, color, religion, sex, sexual orientation, gender identity, national origin, disability or protected veteran status. RMR LLC is committed to racial equality and fostering a culture of diversity and inclusion. RMR LLC has made diversity and inclusion an important part of its hiring, retention and development programs. RMR LLC’s hiring policies support increasing diversity within its workforce. For every open position not filled by internal candidates, hiring managers are required to have at least one qualified woman or member of an underrepresented community candidate in the final round interviews before an offer is extended to fill the position. An RMR LLC manager who is a woman and/or member of an underrepresented community is required to be part of the final round interview team. In addition, RMR LLC works with strategic industry partners like Commercial Real Estate Women (CREW) and The Partnership Inc. for posting new positions and supporting multicultural professionals.
•Insurance. We generally have insurance coverage for our properties and the operations conducted on them, including for casualty, liability, fire, flood, earthquake, extended coverage and rental or business interruption losses. Either we purchase the insurance ourselves and our managers or tenants are required to reimburse us, or our managers or tenants buy the insurance directly and are required to list us as an insured party.
•Internet Website. Our internet website address is www.svcreit.com. Copies of our governance guidelines, our code of business conduct and ethics, or our Code of Conduct, and the charters of our audit, compensation and nominating and governance committees are posted on our website and also may be obtained free of charge by writing to our Secretary, Service Properties Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634. We also have a policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and a governance hotline accessible on our website that shareholders can use to report concerns or complaints about accounting, internal accounting controls or auditing matters or violations or possible violations of our Code of Conduct. We make available, free of charge, through the “Investors” section of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the Securities and Exchange Commission, or the SEC. Any material we file with or furnish to the SEC is also maintained on the SEC website, www.sec.gov. Security holders may send communications to our Board of Trustees or individual Trustees by writing to the party for whom the communication is intended at c/o Secretary, Service Properties Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634 or by email at secretary@svcreit.com. Our website address is included several times in this Annual Report on Form 10-K as a textual reference only. The information on or accessible through our website is not incorporated by reference into this Annual Report on Form 10-K or other documents we file with, or furnish to, the SEC. We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Those disclosures will be included on our website in the “Investors” section. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.
Segment Information. As of December 31, 2021, we had two operating segments, hotel investments and net lease investments. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K and our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

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
Our counsel, Sullivan & Worcester LLP, is of the opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 1995 through 2021 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel’s opinions are conditioned upon the assumption that our leases, our declaration of trust, and all other legal documents to which we have been or are a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us to our counsel as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a description or representation is inaccurate or incomplete, our counsel’s opinions may be adversely affected and may not be relied upon. The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, neither Sullivan & Worcester LLP nor we can be sure that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.
Our continued qualification and taxation as a REIT will depend upon our compliance with various qualification tests imposed under the IRC and summarized below. While we believe that we have satisfied and will satisfy these tests, our counsel does not review compliance with these tests on a continuing basis. If we fail to qualify for taxation as a REIT in any year, then we will be subject to federal income taxation as if we were a corporation taxed under subchapter C of the IRC, or a C corporation, and our shareholders will be taxed like shareholders of regular C corporations, meaning that federal income tax generally will be applied at both the corporate and shareholder levels. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders could be reduced or eliminated.
If we continue to qualify for taxation as a REIT and meet the tests described below, then we generally will not pay federal income tax on amounts that we distribute to our shareholders. However, even if we continue to qualify for taxation as a REIT, we may still be subject to federal tax in the following circumstances, as described below:
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

Our Wholly Owned Subsidiaries and Our Investments Through Partnerships. Except in respect of a TRS as discussed below, Section 856(i) of the IRC provides that any corporation, 100% of whose stock is held by a REIT and its disregarded subsidiaries, is a qualified REIT subsidiary and shall not be treated as a separate corporation for U.S. federal income tax purposes. The assets, liabilities and items of income, deduction and credit of a qualified REIT subsidiary are treated as the REIT’s. We believe that each of our direct and indirect wholly owned subsidiaries, other than the TRSs discussed below (and entities whose equity is owned in whole or in part by such TRSs), will be either a qualified REIT subsidiary within the meaning of Section 856(i)(2) of the IRC or a noncorporate entity that for federal income tax purposes is not treated as separate from its owner under Treasury regulations issued under Section 7701 of the IRC, each such entity referred to as a QRS. Thus, in applying all of the REIT qualification requirements described in this summary, all assets, liabilities and items of income, deduction and credit of our QRSs are treated as ours, and our investment in the stock and other securities of such QRSs will be disregarded.
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
Subsidiary REITs. We may in the future form or acquire an entity that is intended to qualify for taxation as a REIT, and we expect that any such subsidiary would so qualify at all times during which we intend for its REIT election to remain in effect. When a subsidiary qualifies for taxation as a REIT separate and apart from its REIT parent, the subsidiary’s shares are qualifying real estate assets for purposes of the REIT parent’s 75% asset test described below. However, failure of the subsidiary to separately satisfy the various REIT qualification requirements described in this summary or that are otherwise applicable (and failure to qualify for the applicable relief provisions) would generally result in (a) the subsidiary being subject to regular U.S. corporate income tax, as described above, and (b) the REIT parent’s ownership in the subsidiary (i) ceasing to be qualifying real estate assets for purposes of the 75% asset test and (ii) becoming subject to the 5% asset test, the 10% vote test and the 10% value test generally applicable to a REIT’s ownership in corporations other than REITs and TRSs. In such a situation, the REIT parent’s own REIT qualification and taxation could be jeopardized on account of the subsidiary’s failure cascading up to the REIT parent, all as described below under the heading “—Asset Tests”. We may make protective TRS elections with respect to any subsidiary REIT that we form or acquire and may implement other protective arrangements intended to avoid a cascading REIT failure if any of our intended subsidiary REITs were not to qualify for taxation as a REIT, but we cannot be sure that such protective elections or other arrangements will be effective to avoid or mitigate the resulting adverse consequences to us.
Taxable REIT Subsidiaries. As a REIT, we are permitted to own any or all of the securities of a TRS, provided that no more than 20% of the total value of our assets, at the close of each quarter, is comprised of our investments in the stock or other securities of our TRSs. Very generally, a TRS is a subsidiary corporation other than a REIT in which a REIT directly or indirectly holds stock and that has made a joint election with such REIT to be treated as a TRS. A TRS is taxed as a regular C corporation, separate and apart from any affiliated REIT. Our ownership of stock and other securities in our TRSs is exempt from the 5% asset test, the 10% vote test and the 10% value test discussed below. Among other requirements, a TRS of ours must:
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
In addition, any corporation (other than a REIT and other than a QRS) in which a TRS directly or indirectly owns more than 35% of the voting power or value of the outstanding securities is automatically a TRS (excluding, for this purpose, certain “straight debt” securities). Subject to the discussion below, we believe that we and each of our TRSs have complied with, and will continue to comply with, the requirements for TRS status at all times during which the subsidiary’s TRS election is intended to be in effect, and we believe that the same will be true for any TRS that we later form or acquire.
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
Other than sales of foreclosure property, any gain that we realize on the sale of property held as inventory or other property held primarily for sale to customers in the ordinary course of a trade or business, together known as dealer gains, may be treated as income from a prohibited transaction that is subject to a penalty tax at a 100% rate. The 100% tax does not apply to gains from the sale of property that is held through a TRS, although such income will be subject to tax in the hands of the TRS at regular corporate income tax rates; we may therefore utilize our TRSs in transactions in which we might otherwise recognize dealer gains. Whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances surrounding each particular transaction. Sections 857(b)(6)(C) and (E) of the IRC provide safe harbors pursuant to which limited sales of real property held for at least two years and meeting specified additional requirements will not be treated as prohibited transactions. However, compliance with the safe harbors is not always achievable in practice. We attempt to structure our activities to avoid transactions that are prohibited transactions, or otherwise conduct such activities through TRSs; but, we cannot be sure whether or not the IRS might successfully assert that we are subject to the 100% penalty tax with respect to any particular transaction. Gains subject to the 100% penalty tax are excluded from the 75% and 95% gross income tests, whereas real property gains that are not dealer gains or that are exempted from the 100% penalty tax on account of the safe harbors are considered qualifying gross income for purposes of the 75% and 95% gross income tests.
We believe that any gain that we have recognized, or will recognize, in connection with our disposition of assets and other transactions, including through any partnerships, will generally qualify as income that satisfies the 75% and 95% gross income tests, and will not be dealer gains or subject to the 100% penalty tax. This is because our general intent has been and is to: (a) own our assets for investment (including through joint ventures) with a view to long-term income production and capital appreciation; (b) engage in the business of developing, owning, leasing and managing our existing properties and acquiring, developing, owning, leasing and managing new properties; and (c) make occasional dispositions of our assets consistent with our long-term investment objectives.
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
Our Relationship with TA. As of December 31, 2021, we owned a significant percentage (but less than 10%) of the outstanding common shares of TA. Our leases with TA, TA’s articles of incorporation, and other agreements collectively contain restrictions upon the ownership of TA common shares and require TA to refrain from taking any actions that may result in any affiliation with us that would jeopardize our qualification for taxation as a REIT under the IRC. Accordingly, from and after January 31, 2007 we expect that the rental income we have received and will receive from TA and its subsidiaries has been and will be “rents from real property” under Section 856(d) of the IRC, and therefore qualifying income under the 75% and 95% gross income tests described above.
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
The IRC generally limits the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to 30% of “adjusted taxable income,” subject to specified exceptions. Any deduction in excess of the limitation is carried forward and may be used in a subsequent year, subject to that year’s 30% limitation. Provided a taxpayer makes an election (which is irrevocable), the limitation on the deductibility of net interest expense does not apply to a trade or business involving real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operation, management, leasing, or brokerage, within the meaning of Section 469(c)(7)(C) of the IRC. Treasury regulations provide that a real property trade or business includes a trade or business conducted by a REIT. We have made an election to be treated as a real property trade or business and accordingly do not expect the foregoing interest deduction limitations to apply to us or to the calculation of our “real estate investment trust taxable income.”
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
Like-Kind Exchanges
We have in the past disposed of properties in transactions intended to qualify as like-kind exchanges under the IRC, and may continue this practice in the future. Such like-kind exchanges are intended to result in the deferral of gain for U.S. federal income tax purposes. The failure of any such transaction to qualify as a like-kind exchange could subject us to U.S. federal income tax, possibly including the 100% prohibited transaction tax, depending on the facts and circumstances surrounding the particular transaction.
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
(2)our distributions designated as long-term capital gain dividends (except to the extent attributable to real estate depreciation recapture, in which case the distributions are subject to a maximum 25% federal income tax rate)
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
We expect that shareholders that are tax-exempt pension plans, individual retirement accounts or other qualifying tax-exempt entities, and that receive (a) distributions from us, or (b) proceeds from the sale of our shares, should not have such amounts treated as UBTI, provided in each case (x) that the shareholder has not financed its acquisition of our shares with “acquisition indebtedness” within the meaning of the IRC, (y) that the shares are not otherwise used in an unrelated trade or business of the tax-exempt entity, and (z) that, consistent with our present intent, we do not hold a residual interest in a real estate mortgage investment conduit or otherwise hold mortgage assets or conduct mortgage securitization activities that generate “excess inclusion” income.
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
We believe that the restrictions imposed under our declaration of trust and bylaws on the transfer of shares do not result in the failure of our shares to be “freely transferable.” Furthermore, we believe that no other facts or circumstances limiting the transferability of our shares exist, other than those that are enumerated under the regulation as not affecting the free transferability of shares. In addition, we do not expect or intend to impose in the future, or to permit any person to impose on our behalf, any limitations or restrictions on transfer that would not be among the enumerated permissible limitations or restrictions.
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

Item 1A. Risk Factors
Summary of Risk Factors
Our business is subject to a number of risks and uncertainties. The summary below provides an overview of many of the risks we face that are described in this section. Additional risks, beyond those summarized below, discussed under the caption “Risk Factors” or described elsewhere in this Annual Report on Form 10-K, may also materially and adversely impact our business, operations or financial results. Consistent with the foregoing, the risks we face include, but are not limited to, the following:
•the COVID-19 pandemic and its resulting economic impact have materially adversely affected the lodging industry and other industries in which our managers and tenants operate, and may continue to do so;
•we have a high concentration of properties that are operated by Sonesta and TA, and their failure to profitably operate our properties could adversely impact our results of operations, and we could experience significant disruption to our operations if we were required to replace either Sonesta or TA;
•our earnings will be more volatile than in previous years due to most of the owner’s priority returns under our hotel agreements no longer being guaranteed by our operators’ parent companies;
•we may need additional waivers from our lenders or waivers from our note holders in order to avoid defaulting under our credit agreement or public debt agreements and the terms of our current waivers under our credit agreement impose restrictions on our ability to pay distributions and to make capital investments;
•if we default under our credit agreement, we may lose some or all of the equity interests in certain of our subsidiaries that we have pledged or face foreclosure on properties on which we have provided first mortgage liens to secure our obligations under the credit agreement;
•we may not be able to reduce our debt leverage and our debt leverage may remain at or above current levels for an indefinite period;
•we have substantial debt and may incur additional debt, and we are subject to the covenants and conditions contained in the agreements governing our debt, which may restrict our operations and ability to make investments and distributions, and if we fail to satisfy those covenants and conditions, we would be unable to incur additional indebtedness and we may need to repay outstanding debts from other sources of capital;
•we may not complete the sale of properties that we are in the process of marketing for sale, and we may determine to sell fewer than those we are currently targeting or at prices lower than we currently expect;
•changes in market interest rates, including changes resulting from the phase out of LIBOR, may adversely affect us;
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
•ownership of real estate is subject to environmental risks and liabilities, as well as risks from adverse weather, natural disasters and climate change and climate related events, and we may incur significant costs and invest significant amounts with respect to these matters;
•insurance may not adequately cover our losses, and insurance costs may continue to increase;
•we depend upon RMR LLC to manage our business and implement our growth strategy, and RMR LLC has broad discretion in operating our day to day business;
•any material failure, inadequacy, interruption or security breach of RMR LLC’s or our hotel managers’ information technology or systems could materially harm us;
•our management structure and agreements with RMR LLC and our relationships with our related parties, including our Managing Trustees, RMR LLC, Sonesta and TA and others affiliated with them, may create conflicts of interest;
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
•we may change our operational, financing and investment policies without shareholder approval; and
•our distributions to our shareholders may remain at $0.01 per share for an indefinite period or be eliminated and the form of payment could change.
The risks described below may not be the only risks we face but are risks we believe may be material at this time. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described below occurs, our business, financial condition, liquidity, results of operations or ability to make distributions to our shareholders could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described below and the information contained under the caption “Warning Concerning Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K before deciding whether to invest in our securities.
Risks Related to Our Business
The COVID-19 pandemic and its resulting economic impact have materially adversely affected the lodging industry and other industries in which our managers and tenants operate, and may continue to do so.
The COVID-19 pandemic has had a substantial adverse impact on the global economy, including the U.S. economy, during various stages of the pandemic. Government requirements to stay in place and temporarily close businesses had a substantial negative impact on the economy. Government spending during the pandemic, and subsequent easing of the government restrictions, have since helped avert extended negative impacts to the economy and are believed to have helped foster a return to economic growth. However, the progression of the pandemic has been unpredictable, with infection rates rising and falling and new variants of the virus continuing to emerge. Those variants may have negative impacts on public health, including possibly being more transmissible, including to people who have been otherwise immunized due to natural immunity as a result of being previously infected with COVID-19 or vaccination. Variants of COVID-19 could have similar or worse impacts on the economy and public health as previous versions of COVID-19.
The lodging industry and other industries in which our managers and tenants operate have been adversely impacted by the COVID-19 global pandemic, along with federal, state and local government mandates intended to contain and mitigate the spread of COVID-19 and market reactions to the pandemic. The effects of COVID-19 continue to have a significant negative impact on our results of operations, financial position and cash flow. Although lodging demand improved during the year ended December 31, 2021 when compared to 2020 levels, we do not know when or if lodging business levels will return to historical pre-pandemic levels. We currently expect that the recovery with respect to business transient and group business will be gradual and likely inconsistent. We also currently expect the recovery of the U.S. hospitality industry to be a multi-year process and to remain uneven. In addition, consumer confidence and lodging demand will continue to be affected by unemployment, perceptions of the safety of returning to normal activities, the continued use of video conferencing technologies rather than in person meetings and broader macroeconomic trends. These trends, together with increasing labor costs and shortages and commodity and other price inflation due to supply chain challenges resulting from the COVID-19 pandemic, may continue to negatively impact our hotel operations and financial results.
In addition, some of our tenants at our net lease retail properties had to close their businesses for certain periods of time, and experienced, and continue to experience, substantial declines in their businesses. Some of these tenants sought and received rent relief from us and we may receive additional requests for rent relief in the future. The travel centers operated by TA primarily provide goods and services to the trucking industry, and demand for trucking services in the United States generally reflects the amount of commercial activity in the U.S. economy. When the U.S. economy declines, demand for goods moved by trucks declines, and in turn demand for the products and services provided at our travel centers typically declines. Although TA has been recognized as providing services to essential businesses by various governmental authorities, there can be no assurance that such a designation will continue and that, if it does, it will enable TA to avoid adverse effects to its operations and business. TA has experienced declines in its business activity at times during the COVID-19 pandemic. Although the demand for e-commerce has resulted in increased trucking activity in the United States, if current economic conditions continue for a prolonged period or worsen, TA’s business may be materially and adversely affected by such continued and increasing decline in economic activities and movement of goods across the United States.
The ultimate adverse impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential impacts on our business and operations, our managers’ and tenants’ businesses and operations and their ability and willingness to pay us returns or rents or the global economy as a whole. While the spread of COVID-19 may eventually be contained or mitigated, there is no guarantee that a future outbreak or any other widespread epidemics will not occur, or that the global economy will fully recover, either of which could materially harm our business. The COVID-19 pandemic presents material uncertainty and risk with respect to our business, operating results, financial condition and cash flows. Moreover, many risk factors set forth in this section should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.
If the changes in business and consumer practices as a result of the COVID-19 pandemic continue and become long-term practices, our business would likely be materially and adversely impacted.
Temporary closures of businesses and stay-at-home orders and return to office delays and the resulting remote working arrangements in response to the COVID-19 pandemic may result in long-term changed business practices that could negatively impact us and our business. For example, the increased adoption of and familiarity with remote work practices could result in decreased demand for in-person meetings. If that occurred, business travel may decline significantly from levels experienced prior to the outbreak of the COVID-19 pandemic, which could materially and adversely impact our hotels’ operating results and the values of our hotels if we and our hotel managers were not able to offset revenues lost from the decline in business travel. In addition, certain of our retail tenants’ businesses depend on people gathering in close proximity, including movie theaters, restaurants and fitness centers, among others. To the extent that social distancing practices that have been adopted in response to the COVID-19 pandemic become sustained practices, those tenants’ businesses are likely to be materially and adversely impacted, which may reduce their ability to pay us rent, increase the likelihood they will default in paying us rent and likely reduce the value of those properties.
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
The service retail industry generally has greater resiliency during economic downturns, but certain industries in which certain of our retail tenants operate have been severely and negatively impacted by the effects of the COVID-19 pandemic. Further, our retail tenants’ businesses could be adversely impacted by changes in consumer spending or preferences. If our tenants for our service retail properties experience declines in their businesses due to competitive pressures, adverse economic conditions due to the COVID-19 pandemic, changes in consumer spending or preferences, or otherwise, they may fail to pay rent due to us.
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
Sonesta manages a majority of our hotels, and we may need to fund operating losses for these hotels or make capital contributions to Sonesta.
The owner's priority returns we receive from our hotels managed under our agreements with Sonesta are dependent upon the financial results of those hotel operations and we may continue to receive amounts from Sonesta that are less than the contractual owner's priority returns stated in those agreements or we may need to fund operating losses for our Sonesta hotels. Further, we own approximately 34.0% of Sonesta. If Sonesta experiences losses, or requires additional capital, Sonesta may request we fund our share through the contribution of additional capital. For more information about our agreements with Sonesta, see Notes 5 and 9 to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K.
We have a high concentration of properties that are operated by Sonesta or TA.
As of December 31, 2021, Sonesta operated 261 of our 303 hotels, which constituted 50.9% of our total historical real estate investments. We lease 179 travel centers to TA, which constituted approximately 27.5% of our total historical real estate investments as of December 31, 2021. If either Sonesta or TA were to fail to provide quality services and amenities or to maintain quality brands, our income from these properties may be adversely affected. Further, if we were required to replace Sonesta or TA, we could experience significant disruptions in operations at the applicable properties, which could reduce our income and cash flows from, and the value of, those properties.
We may not be able to sell properties, or our plan to sell may be delayed and could be changed or abandoned.
Current market conditions may cause the process of selling properties to take longer than expected and we may elect to retain properties previously marketed for sale or select additional properties for sale. Further, these sales may not occur or, if they do occur, they may be sold at prices less than previously expected and we may realize losses. Our ability to sell properties, and the sales prices may continue to be affected by the impact of the COVID-19 pandemic or the general state of the lodging industry.
Our earnings will be more volatile than in previous years due to most of the returns and rents no longer being guaranteed by our operators’ parent companies.
Historically, most of our hotel portfolio returns were guaranteed by our hotel operators’ parent companies. Due to the adverse impact of the COVID-19 pandemic, these security features were largely exhausted. We have no guarantee or security deposit under our agreements with Sonesta. Guarantees and security deposits historically provided us with generally consistent returns for the hotels they supported. Without the benefit of these types of security features supporting our returns, we expect our earnings to be more volatile than we have experienced historically. Also, certain of our net lease tenants, including TA, provide parent company guarantees. If these tenants do not earn sufficient income from their businesses, they may not have sufficient resources independent of these leaseholds to pay their guarantee obligations to us, particularly for those tenants, such as TA, whereby they conduct the majority of their business at properties leased from us.
We have a substantial amount of debt and we may incur additional debt, and our debt leverage may remain at or above current levels for an indefinite period.
As of December 31, 2021, our consolidated indebtedness was $7.2 billion, our consolidated net debt to total gross assets ratio was 50.3% and we were fully drawn on our $1.0 billion revolving credit facility.
We may, under certain circumstances, incur additional debt in order to ensure that we have sufficient liquidity to manage our business through the current economic conditions and any extended economic downturn or recession that may result.
We are subject to numerous risks associated with our debt, including the risk that our cash flows could be insufficient for us to make required payments on our debt. There are no limits in our organizational documents on the amount of debt we may incur, and we may incur substantial debt; however, our credit agreement and our senior unsecured notes indentures and their supplements contain certain restrictions on our ability to incur additional debt for so long as certain debt service ratios are not met and we are currently restricted from incurring additional debt. Our debt obligations could have important consequences to our security holders. Our incurrence of debt may increase our vulnerability to adverse economic, market and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business, and place us at a disadvantage in relation to competitors that have lower debt levels. Our incurrence of debt could also increase the costs to us of incurring additional debt, increase our exposure to floating interest rates or expose us to potential events of default (if not cured or waived) under covenants contained in debt instruments that could have a material adverse effect on our business, financial condition and operating results. Excessive debt could reduce the available cash flow to fund, or limit our ability to obtain financing for, working capital, capital expenditures, acquisitions, construction projects, refinancing, lease obligations or other purposes and hinder our ability to make or sustain distributions to our shareholders.
We may be unable to repay our debt obligations when they become due. If we default under any of our debt obligations, we may be in default under the agreements governing other debt obligations of ours that have cross default provisions, including our credit agreement and our senior unsecured notes indentures and their supplements. In such case, our lenders or note holders may demand immediate payment of any outstanding indebtedness and could seek payment from the subsidiary guarantors under our credit agreement, seek to sell any pledged equity interests of certain subsidiaries or the mortgaged properties owned by certain pledging subsidiaries, or we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.
We may need additional waivers from our lenders or waivers from our note holders in order to avoid defaulting under our credit agreement or our public debt agreements, and the terms of our current waivers under our credit agreement impose restrictions on our ability to pay distributions and make capital investments, and any future waiver or amendment may impose similar or additional restrictions.
During 2020, we obtained waivers from the lenders under our credit agreement from compliance with then existing financial covenants through July 2022. To obtain these waivers, we agreed to restrictions on our ability to pay distributions, other than as currently contemplated or to maintain our qualification for taxation as a REIT and to avoid the payment of certain income and excise taxes and make capital investments. Our revolving credit facility matures on July 15, 2022, and we may be unable to meet the conditions required to exercise the extension option provided for in our credit agreement or repay or refinance the outstanding borrowings with new debt. We are in discussions with our lenders regarding a potential extension of the existing waivers or additional covenant waivers, but we cannot assure that we will be granted any such relief. Further, we may need to seek waivers from our note holders in order to avoid failing to satisfy certain financial covenants under our debt agreements, but our note holders are not required to grant any such waivers and may determine not to do so. If we fail to receive any required waiver, we may be in default under our credit agreement and the lenders could terminate our revolving credit facility and require us to pay our then outstanding borrowings under our revolving credit facility. Any future waiver we may obtain may impose similar or additional restrictions, which may limit our ability to pay or increase distributions to our shareholders or make investments that we believe we should make and could reduce our ability to pursue business opportunities, grow our business and improve our operating results. In addition, continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions.
We may fail to comply with the terms of our credit agreement and our senior unsecured notes indentures and their supplements, which could adversely affect our business, would limit our ability to incur additional indebtedness and may prevent our making distributions to our shareholders.
Our credit agreement and our senior unsecured notes indentures and their supplements, include various conditions, covenants and events of default, including certain restrictions on our ability to incur additional debts or make distributions under certain circumstances. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including for reasons beyond our control. For example, our credit agreement and our senior unsecured notes indentures and their supplements require us to maintain certain debt service ratios (to the extent not waived). Our ability to comply with those covenants will depend upon the net returns and rents we receive from our properties. If our rents or returns decline, we may be unable to borrow under our revolving credit facility. Complying with these covenants may limit our ability to take actions that may be beneficial to us and our security holders. In addition, continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions. If our operating results and financial condition are significantly negatively impacted by the current economic conditions or otherwise, we may fail to satisfy covenants and conditions under our credit agreement or fail to satisfy our public debt covenants. For example, our ratio of consolidated income available for debt service to debt service was below the 1.5x incurrence requirement under our credit agreement and our public debt covenants as of December 31, 2021, and we cannot be certain when or if this ratio will exceed 1.5x. We are currently unable to incur additional debt because this ratio is below 1.5x on a pro forma basis, but are not required to repay outstanding debt as a result of failure to comply with this financial requirement. We are currently fully drawn under our revolving credit facility and could also be required to repay our outstanding debt in the event of non-compliance with certain other requirements of our credit agreement or the agreements governing our public debt. We may therefore experience future liquidity constraints, as we are currently unable to incur additional debt under our credit agreement or otherwise for failure to comply with the requirements of our credit agreement and the agreements governing our public debt. An inability to incur additional indebtedness would require us to meet our capital needs from other sources, such as cash on hand, operating cash flow, equity financing or asset sales, which may not be available to us on attractive terms or at all and we may be unable to meet our obligations or grow our business by acquiring additional properties or otherwise.
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
We have pledged certain equity interests of subsidiaries owning properties to secure our obligations under our credit agreement, and have provided first mortgage liens on 74 properties owned by certain pledged subsidiaries with an undepreciated book value of $1.8 billion as of December 31, 2021, to secure our obligations, which pledges and/or mortgage liens may be removed or new ones may be added during the Waiver Period based on outstanding debt amounts, among other things.
Incurring secured indebtedness, including mortgage indebtedness, increases our risk of asset and property losses because defaults on indebtedness secured by our assets may result in foreclosure actions initiated by lenders and ultimately our loss of the property or other assets securing our obligations under our credit agreement if we default on such obligations. Any foreclosure on a property or group of properties could have a material adverse effect on the overall value of our portfolio of properties and more generally on us. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the indebtedness secured by the mortgage. If the outstanding balance of the indebtedness secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could materially and adversely affect us.
Inherent risks in the hotel industry could impact Sonesta and our other managers and affect our business.
Approximately 57.5% of our historical real estate investments as of December 31, 2021, are in our hotel properties. Our hotels are subject to operating risks common to the hotel industry, many of which are beyond our control and may impact Sonesta and our other managers, including risks associated with:
•competition from other hotels in our markets, or an oversupply of hotels in our markets;
•increased operating costs, including wages, benefits, insurance and energy, due to inflation, increased minimum wages and other factors, which may not be offset in the future by increased room rates;
•increased property taxes due to many state and local governments facing budget deficits, including as a result of the COVID-19 pandemic, or seeking to expand services, that have led many of them, and may in the future lead others to, increase assessments and/or taxes;
•changes in marketing and distribution for the industry including the ability of third party internet and other travel intermediaries to attract and retain customers;
•competition from other hotel operators or others to attract and retain qualified employees;
•competition from alternative lodging options such as home sharing services, timeshares, vacation rentals or cruise ships in our markets;
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
•decreases in demand for business and leisure travel due to terrorism, terrorism alerts and warnings, military actions, natural disasters, concerns about climate change, pandemics, including COVID-19, or other medical events;
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
TA operates in highly competitive industries, including travel centers and restaurants. TA’s business is subject to a number of risks, including the following:
•competition from other travel centers or an oversupply of travel centers in our markets;
•increasing truck engine fuel efficiency or adoption of alternative fuel technologies or energy sources may decrease demand for diesel fuel and gasoline and adversely impact TA’s business;
•TA’s operating margins are narrow and are highly dependent on the gross margin per gallon on TA’s fuel sales and on its nonfuel margins;
•the trucking industry is the primary customer for TA’s goods and services. When the U.S. economy declines, demand for goods moved by trucks declines, and in turn demand for TA’s products and services typically declines;

•TA’s indebtedness and rent obligations are substantial;
•increasing fuel prices and fuel price volatility often have various adverse impacts upon TA’s operating margins and business;
•TA’s business requires it to make substantial capital investments;
•TA’s labor costs increased during the COVID-19 pandemic, and the global supply chain challenges that are currently negatively impacting the U.S. economy may negatively impact TA and could worsen;
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
•a lack of truck drivers or the market’s increased use of transporting goods by mean other than trucks may reduce the demand for TA’s products and services;
•TA’s business is subject to environmental liability risk and costs because its operations include fueling areas, truck repair and maintenance facilities and tanks for the storage and dispensing of petroleum products, natural gas, waste and other hazardous substances, all of which create the potential for environmental damage;
•market and government actions in response to concerns about climate change may decrease demand for TA’s major product, diesel fuel, and require TA to make significant changes to its business, which may adversely affect its business; and
•TA may incur significant costs and losses as a result of severe weather, both in terms of operating, preparing and repairing the travel centers in anticipation of, during and after a severe weather event and in terms of lost business due to the interruption in operating TA’s travel centers or decreased truck movements.
For these reasons, among others, TA may be unable to pay amounts due to us under the terms of our leases with TA. For more information about our leases with TA, see Notes 5 and 9 to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K.
We may be unable to fund capital improvements at our properties and our investments may cost more and take longer to complete than expected.
Some of our management agreements and lease arrangements require us to fund capital improvements at certain of our properties; however, our credit agreement currently limits our capital expenditures. We may not have the funds necessary, or obtain our lenders’ consent, to make necessary or desired improvements to our properties and such investments, if made, may not be sufficient to maintain or improve the financial results of our properties. Certain of our management agreements and lease arrangements require us to maintain the applicable properties in a certain required condition. If we fail to maintain these properties in the required condition, the operator may terminate the applicable management or lease agreement and hold us liable for damages. Planned capital expenditures could cost more and take longer to complete than expected as a result of labor costs and shortages and commodity and other price inflation due to supply chain challenges, among other things.
We may be unable to grow our business by acquiring additional properties, and we might encounter unanticipated difficulties and expenditures relating to our acquired properties.
Although our credit agreement currently limits our ability to make acquisitions, our long-term business plans involve the acquisition of additional properties. Our ability to make profitable acquisitions is subject to risks, including, but not limited to, risks associated with:
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
Because federal income tax laws restrict REITs and their subsidiaries from operating or managing businesses at their properties, we do not operate our hotels or net lease properties. Instead, we lease all our hotels to our subsidiaries that qualify as TRSs under the IRC and lease our other properties to operating companies. We have retained third party managers to manage our hotels that are leased to our TRSs. Our income from our properties may be adversely affected if our operators fail to provide quality services and amenities to customers. While we monitor the performance of our operators and apply asset management strategies and discipline, we have limited recourse under our management agreements and leases if we believe that our operators are not performing adequately. Any failure by our operators to fully perform the duties agreed to in our management agreements and leases could adversely affect our results of operations. In addition, our operators operate, and in some cases own or have invested in, properties that compete with our properties, which may result in conflicts of interest. As a result, our operators have made, and may in the future make, decisions regarding competing properties or our properties’ operations that may not be in our best interests and which may result in a reduction of our returns.
Changes in market interest rates, including changes resulting from the phase out of LIBOR, may adversely affect us.
Changes in market interest rates may be sudden and may significantly impede our growth. Interest rates have remained at relatively low levels on a historical basis, but the U.S. Federal Reserve recently indicated that, in light of the economic recovery and higher than anticipated inflation, it expects to raise interest rates as early as March 2022. However, the timing, number and amount of any such future interest rate increases are uncertain.
In addition, as noted in Part II, Item 7A of this Annual Report on Form 10-K, LIBOR has been phased out for new contracts and is expected to be phased out for pre-existing contracts by June 30, 2023. We are required to pay interest on borrowings under our revolving credit facility at floating rates based on LIBOR, and interest we may pay on any future borrowings under our revolving credit facility may also require that we pay interest based upon LIBOR. In September 2021, we amended our credit agreement to set forth the mechanics for establishing a replacement benchmark rate under our revolving credit facility at such time as LIBOR is no longer available to calculate interest payable on amounts outstanding thereunder. We cannot be sure that any changes to the determination of interest under our credit agreement would approximate the current calculation in accordance with LIBOR. We also cannot be certain of what standard, if any, will replace LIBOR if it is phased out or transitioned, and any alternative interest rate index that may replace LIBOR may result in our paying increased interest.
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

To maintain our qualification for taxation as a REIT under the IRC, we are required to satisfy distribution requirements imposed by the IRC. See “Material United States Federal Income Tax Considerations—REIT Qualification Requirements—Annual Distribution Requirements” included in Part I, Item 1 of this Annual Report on Form 10-K. Accordingly, we may not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties or fund our acquisitions or development, redevelopment or repositioning efforts. Our business strategies therefore depend, in part, upon our ability to raise additional capital at reasonable costs. The volatility in the availability of capital to businesses on a global basis in most debt and equity markets generally may limit our ability to raise reasonably priced capital. We may also be unable to raise reasonably priced capital because of reasons related to our business, market perceptions of our prospects, the terms of our indebtedness, the extent of our leverage or for reasons beyond our control, such as market conditions. Because the earnings we are permitted to retain are limited by the rules governing REIT qualification and taxation, if we are unable to raise reasonably priced capital, we may not be able to carry out our business plan.
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
Our results of operations depend, in part, on our ability to lease our retail properties by renewing or re-leasing expiring leases and leasing vacant space and optimizing our tenant mix. As of December 31, 2021, leases representing approximately 0.8% of our annualized minimum net lease rents will expire during 2022. As of December 31, 2021, 1.9% of the leasable square footage of our net lease properties was vacant. Current tenants may decline, or may not have the financial resources available, to renew current leases and we cannot guarantee that leases that are renewed will have terms that are as economically favorable to us as the expiring lease terms. If tenants do not renew their leases as they expire, or renew for less space, we will have to find new tenants to lease our properties and there is no guarantee that we will be able to find new tenants or that our properties will be re-leased at rental rates equal to or above the current average rental rates or that substantial rent abatements, tenant improvement allowances, early termination rights, below-market renewal options or other lease incentive payments will not be offered to attract new tenants. The continued existence of the COVID-19 pandemic may increase these risks. We may experience significant costs in connection with renewing, leasing or re-leasing our properties, which could materially and adversely affect us.
Vacancies in a property could result in significant capital expenditures and illiquidity and reduce the value of the property.
The loss of a tenant may reduce the value of a property and require us to spend significant amounts of capital to renovate the property before it is suitable for a new tenant. Many of the leases we enter into or acquire are for properties that are especially suited to the particular business of our tenants. Because these properties have been designed or physically modified for a particular tenant, if the current lease is terminated or not renewed, we may be required to renovate the property at substantial costs, decrease the rent we charge or provide other concessions in order to lease the property to another tenant. We may also have difficulty selling the property due to the special purpose for which the property may have been designed or modified. This potential illiquidity may limit our ability to quickly modify our portfolio in response to changes in economic or other conditions, including tenant demand.
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
Ownership of real estate is subject to risks associated with environmental hazards. Under various laws, owners as well as operators of real estate may be required to investigate and clean up or remove hazardous substances present at or migrating from properties they own or operate and may be held liable for property damage or personal injuries that result from hazardous substances. These laws also expose us to the possibility that we may become liable to government agencies or third parties for costs and damages they incur in connection with hazardous substances. The costs and damages that may arise from environmental hazards may be substantial and are difficult to assess and estimate for numerous reasons, including uncertainty about the extent of contamination, alternative treatment methods that may be applied, the location of the property which subjects it to differing local laws and regulations and their interpretations, as well as the time it may take to remediate contamination. In addition, these laws also impose various requirements regarding the operation and maintenance of properties and recordkeeping and reporting requirements relating to environmental matters that require us or the operators of our properties to incur costs to comply with. We may incur substantial liabilities and costs for environmental matters.
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
We are subject to risks associated with our hotel operators’ employment of personnel.
Our hotel operators are responsible for hiring and maintaining the labor force at each of our hotel properties. Although we do not directly employ or manage employees at our hotel properties, we are subject to many of the costs and risks associated with the hotel labor force. From time to time, hotel operations may be disrupted as a result of strikes, lockouts, public demonstrations or other negative actions and publicity. We may also incur increased legal costs and indirect labor costs as a result of contract disputes and other events. The resolution of labor disputes or renegotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules. Labor costs have increased and our hotel operators have experienced labor shortages at our hotels during the COVID-19 pandemic, and these conditions may continue for an extended period. In addition, regulations in certain jurisdictions, such as increases in minimum wages, have increased our hotel operators’ labor costs. Our hotel operators may be unable to adequately staff our hotels as a result of these or other reasons, which may limit the business activity at our hotels, decreasing the quality of services provided at our hotels and damaging our and our applicable hotel operators’ reputations in the marketplace.
Bankruptcy law may adversely impact us.
The occurrence of a bankruptcy of a tenant of our net lease properties could reduce the rent we receive from that tenant. In addition, the continued existence of the COVID-19 pandemic may increase the risk of a tenant of our net lease properties filing for bankruptcy. If a tenant becomes bankrupt, federal law may prohibit us from evicting that tenant based solely upon its bankruptcy. In addition, a bankrupt tenant may be authorized to reject and terminate its lease with us. Any claims against a bankrupt tenant for unpaid future rent would be subject to statutory limitations that may be substantially less than the contractually specified rent we are owed under the lease, and any claim we have for unpaid past rent may not be paid in full. Further, if a hotel manager files for bankruptcy, we may experience delays in enforcing our rights, may be limited in our ability to replace the manager and may incur substantial costs in protecting our investment and re-leasing or finding a replacement manager.
Insurance may not adequately cover our losses, and insurance costs may continue to increase.
We or our operators are generally responsible for the costs of insurance, including for casualty, liability, malpractice, fire, extended coverage and rental or business interruption loss insurance. In the future, we may acquire properties for which we are responsible for the costs of insurance. In the past few years, the costs of insurance have increased significantly, and these increased costs have had an adverse effect on us and our operators. Increased insurance costs may adversely affect our operators’ abilities to operate our properties profitably and provide us with desirable returns and our operators’ abilities to pay us rent or result in downward pressure on rents we can charge under new or renewed leases. Losses of a catastrophic nature, such as those caused by hurricanes, flooding, volcanic eruptions and earthquakes, among other things, losses as a result of outbreaks of pandemics, including the COVID-19 pandemic, or losses from terrorism, may be covered by insurance policies with limitations such as large deductibles or co-payments that we or an operator may not be able to pay. Insurance proceeds may not be adequate to restore an affected property to its condition prior to a loss or to compensate us for our losses, including lost revenues or other costs. Certain losses, such as losses we may incur as a result of known or unknown environmental conditions, are not covered by our insurance. Market conditions or our loss history may limit the scope of insurance or coverage available to us on economic terms. If we determine that an uninsured loss or a loss in excess of insured limits occurs and if we are not able to recover amounts from our operators for certain losses, we may have to incur uninsured costs to mitigate such losses or lose all or a portion of the capital invested in a property, as well as the anticipated future revenue from the property.
We are subject to risks from adverse weather, natural disasters and climate change and climate related events, and we incur significant costs and invest significant amounts with respect to these matters.
We are subject to risks and could be exposed to additional costs from adverse weather, natural disasters and climate change and climate related events. For example, our properties could be severely damaged or destroyed from either singular extreme weather events (for example floods, storms and wildfires) or through long-term impacts of climatic conditions (such as precipitation frequency, weather instability and rise of sea levels). Such events could also adversely impact us or the tenants of our properties if we or they are unable to operate our or their businesses due to damage resulting from such events. If we fail to adequately prepare for such events, our revenues, results of operations and financial condition may be impacted. In addition, we may incur significant costs in preparing for possible future climate change or climate related events or in response to our tenants’ requests for such investments and we may not realize desirable returns on those investments.
RMR LLC and our hotel managers rely on information technology and systems in providing services to us, and any material failure, inadequacy, interruption or security breach of that technology or those systems could materially harm us.
RMR LLC and our hotel managers rely on information technology and systems, including the Internet and cloud-based infrastructures, commercially available software and their respective internally developed applications, to process, transmit, store and safeguard information and to manage or support a variety of their business processes (including managing our building systems), including financial transactions and maintenance of records, which may include personal identifying information of employees, guests, tenants and guarantors and lease data. If these systems experience material failures, inadequacies or interruptions, we could incur material costs and losses and our operations could be disrupted as a result. RMR LLC and our hotel managers take various actions, and incur significant costs, to maintain and protect the operation and security of information technology and systems, including the data maintained in those systems. However, these measures may not prevent the systems’ improper functioning or a compromise in security.
Security breaches, computer viruses, attacks by hackers, online fraud schemes and similar breaches can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. The risk of a security breach or disruption, particularly through cyberattack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our cybersecurity risks are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetrate illegal or fraudulent activities, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in RMR LLC’s, our hotel managers’ or other third parties’ information technology networks and systems or operations. The COVID-19 pandemic may adversely impact RMR LLC’s ability to maintain the security, proper function and availability of information technology and systems since a continued period of remote working by its employees or individuals with whom RMR LLC works outside of its organization could strain its technology resources and introduce operational risk, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic. Although most of RMR LLC’s office-based employees have returned to the office, the ongoing transition to in person work arrangements, or any return to remote work in light of the resurgence of the COVID-19 pandemic may result in the continuation of many of the risks of offsite work arrangements. In addition, RMR LLC’s data security, data privacy, investor reporting and business continuity processes could be impacted by a third party’s inability to perform due to the COVID-19 pandemic or by the failure of, or attack on, their information systems and technology. Any failure by RMR LLC, our hotel managers or other third party vendors to maintain the security, proper function and availability of their respective information technology and systems could result in financial losses, interrupt our operations, damage our reputation, cause us to be in default of material contracts and subject us to liability claims or regulatory penalties, any of which could materially and adversely affect our business and the value of our securities.
Third party expectations relating to ESG may impose additional costs and expose us to new risks.
There is an increasing focus from certain investors and certain of our operators and other stakeholders concerning corporate responsibility, specifically related to ESG factors. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us, or otherwise do business with us, if they believe our, RMR LLC’s or our operators’ policies relating to corporate responsibility are inadequate. Third party providers of corporate responsibility ratings and reports on companies have increased in number, resulting in varied and in some cases inconsistent standards. In addition, the criteria by which companies’ corporate responsibility practices are assessed are evolving, which could result in greater expectations of us, RMR LLC and our operators and cause us, RMR LLC and our operators to undertake costly initiatives to satisfy such new criteria. Alternatively, if we, RMR LLC or are operators elect not to or are unable to satisfy such new criteria or do not meet the criteria of a specific third party provider, some investors may conclude that our or RMR LLC’s policies with respect to corporate responsibility are inadequate. We, RMR LLC and our operators may face reputational damage in the event that our or their corporate responsibility procedures or standards do not meet the standards set by various constituencies. If we, RMR LLC and are operators fail to satisfy the expectations of investors and our tenants and other stakeholders or our, RMR LLC’s or our operators initiatives are not executed as planned, our, RMR LLC’s and our operators’ reputation and financial results could be adversely affected, and our revenues, results of operations and ability to grow our business may be negatively impacted.
Market and government actions in response to concerns about global climate change and supply chain challenges may negatively impact our business.
Market and government actions in response to global climate change may result in a reduction in transient travel and demand for fossil fuels and may result in increased costs in response to market demands and government regulation. For instance, in response to concerns about burning fossil fuels, air and on road vehicle travel may decline, which may result in less demand for stays at our hotels and fuel at our travel centers. Further, if in response to the global supply chain challenges, there is a movement to increase onshore manufacturing and production of goods, truck transportation in the United States may decline, which may reduce the demand for products and services at our travel center properties.
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
RMR LLC is a majority-owned subsidiary of RMR Inc. The Chair of our Board of Trustees who is also one of our Managing Trustees, Adam Portnoy, as the sole trustee of ABP Trust, is the controlling shareholder of RMR Inc. and is a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. RMR LLC or its subsidiary also acts as the manager to certain other Nasdaq listed companies and private companies, as noted elsewhere in this Annual Report on Form 10-K, and Mr. Portnoy serves as a managing director, managing trustee, director or trustee, as applicable, of those companies, and as chair of the board of trustees or board of directors, as applicable, of certain of those companies.
John Murray, our other Managing Trustee and our President and Chief Executive Officer, Brian Donley, our Chief Financial Officer and Treasurer, and Todd Hargreaves, our Vice President and Chief Investment Officer, are also officers and employees of RMR LLC. Mr. Murray is also a managing trustee, president and chief executive officer of ILPT. Messrs. Portnoy, Murray, Donley and Hargreaves have duties to RMR LLC, and Mr. Murray has duties to ILPT, as well as to us, and we do not have their undivided attention. They and other RMR LLC personnel may have conflicts in allocating their time and resources between us and RMR LLC and other companies to which RMR LLC or its subsidiaries provide services. Some of our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR LLC or its subsidiaries provide management services.
In addition, we may in the future enter into additional transactions with RMR LLC, its affiliates or entities managed by it or its subsidiaries. In addition to his investments in RMR Inc. and RMR LLC, Mr. Portnoy holds equity investments in other companies to which RMR LLC or its subsidiaries provide management services and some of these companies have significant cross ownership interests, including, for example: as of December 31, 2021, Mr. Portnoy beneficially owned, in aggregate, 1.1% of our outstanding common shares, 4.4% of TA’s outstanding common shares (including through RMR LLC) and Mr. Portnoy is the controlling shareholder of Sonesta, and we own approximately 8.0% of TA’s outstanding shares of common stock and approximately 34.0% of Sonesta’s outstanding common stock. Our executive officers may also own equity investments in other companies to which RMR LLC or its subsidiaries provide management services. These multiple responsibilities, relationships and cross ownerships may give rise to conflicts of interest or the perception of such conflicts of interest with respect to matters involving us, RMR Inc., RMR LLC, our Managing Trustees, the other companies to which RMR LLC or its subsidiaries provide management services and their related parties. Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.

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
As a result of our relationships with RMR LLC and its current and former controlling shareholder(s), our management agreements with RMR LLC were not negotiated on an arm’s length basis between unrelated parties, and therefore, while such agreements were negotiated with the use of a special committee and disinterested Trustees, the terms, including the fees payable to RMR LLC, may be different from those negotiated on an arm’s length basis between unrelated parties. Our property management fees are calculated based on rents we receive and construction supervision fees for construction at our properties overseen and managed by RMR LLC, and our base business management fee is calculated based upon the lower of the historical costs of our real estate investments and our market capitalization. We pay RMR LLC substantial base management fees regardless of our financial results. These fee arrangements could incentivize RMR LLC to pursue acquisitions, capital transactions, tenancies and construction projects or to avoid disposing of our assets in order to increase or maintain its management fees and might reduce RMR LLC’s incentive to devote its time and effort to seeking investments that provide attractive returns for us. If we do not effectively manage our investment, disposition and capital transactions and leasing, construction and other property management activities, we may pay increased management fees without proportional benefits to us. In addition, we are obligated under our management agreements to reimburse RMR LLC for employment and related expenses of RMR LLC’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR LLC’s centralized accounting personnel and our share of RMR LLC’s costs for providing our internal audit function. We are also required to pay for third party costs incurred with respect to us. Our obligation to reimburse RMR LLC for certain of its costs and to pay third party costs may reduce RMR LLC’s incentive to efficiently manage those costs, which may increase our costs.
The termination of our management agreements with RMR LLC may require us to pay a substantial termination fee, including in the case of a termination for unsatisfactory performance, which may limit our ability to end our relationship with RMR LLC.
The terms of our management agreements with RMR LLC automatically extend on December 31 of each year so that such terms thereafter end on the 20th anniversary of the date of the extension. We have the right to terminate these agreements: (1) at any time on 60 days’ written notice for convenience, (2) immediately upon written notice for cause, as defined in the agreements, (3) on written notice given within 60 days after the end of any applicable calendar year for a performance reason, as defined in the agreements, and (4) by written notice during the 12 months following a manager change of control, as defined in the agreements. However, if we terminate a management agreement for convenience, or if RMR LLC terminates a management agreement with us for good reason, as defined in such agreement, we are obligated to pay RMR LLC a termination fee in an amount equal to the sum of the present values of the monthly future fees, as defined in the applicable agreement, payable to RMR LLC for the term that was remaining before such termination, which, depending on the time of termination, would be between 19 and 20 years. Additionally, if we terminate a management agreement for a performance reason, as defined in the agreement, we are obligated to pay RMR LLC the termination fee calculated as described above, but assuming a remaining term of 10 years. These provisions substantially increase the cost to us of terminating the management agreements without cause, which may limit our ability to end our relationship with RMR LLC as our manager. The payment of the termination fee could have a material adverse effect on our financial condition, including our ability to pay distributions to our shareholders.
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

Sonesta managed 261 of our hotels as of December 31, 2021. Sonesta is controlled by Adam Portnoy. Mr. Portnoy, Mr. Murray and Jennifer Clark, our Secretary, are directors of Sonesta. Sonesta’s chief executive officer and chief financial officer are also officers of RMR LLC, and other officers and employees of Sonesta are former employees of RMR LLC. We own approximately 34.0% of Sonesta’s outstanding common stock.
TA is our former 100.0% owned subsidiary and our largest tenant, and we are TA’s largest shareholder and landlord. TA was created as a separate public company in 2007 as a result of its spin-off from us. Mr. Portnoy, one of our Managing Trustees, serves as the chairman of the board of directors and a managing director of TA and, through RMR LLC, beneficially owns approximately 4.4% of TA’s outstanding common shares. Mr. Portnoy is the controlling shareholder, managing director and chief executive officer of RMR Inc., the parent of RMR LLC, which provides management services to both us and TA.
The historical and continuing relationships which we, RMR LLC and Mr. Portnoy have with Sonesta and TA could create, or appear to create, conflicts of interest with respect to matters involving us, the other companies to which RMR LLC or its subsidiaries provide management services and their related parties. As a result of these relationships, our agreements with Sonesta and our leases with TA were not negotiated on an arm’s length basis between unrelated parties, and therefore the terms thereof may be different from those negotiated on an arm’s length basis between unrelated parties.
Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.
We may not realize the benefits we expect from our investment in Sonesta.
We own approximately 34.0% of Sonesta’s outstanding common stock. Risks that we have identified elsewhere in this Risk Factors section, particularly those relating to the hotel industry, are applicable to our ownership of Sonesta common stock. In addition, Sonesta is a private company that is majority owned by Adam Portnoy, one of our Managing Trustees, and his affiliates. We have a minority ownership interest in Sonesta, and are therefore limited in our ability to direct or influence Sonesta’s corporate level decisions or to affect changes in Sonesta’s business, strategies, operations and management. In addition, Sonesta’s common stock is not publicly traded and our ability to sell our Sonesta shares is limited. Further, any attempt we may make to sell our Sonesta common stock may be unsuccessful and any price that we may be able to realize for our Sonesta common stock may be at a discount due to the minority ownership interest the stock represents and the absence of a trading market for Sonesta’s common stock. As a result of the foregoing, and for other possible reasons, we may not realize any of the benefits we currently expect from our ownership of Sonesta common stock, we may be prevented from selling our Sonesta common stock and we could incur losses from our ownership of Sonesta common stock, including our proportion of any operating or other losses that Sonesta may incur.
We are party to transactions with related parties that may increase the risk of allegations of conflicts of interest.
We are party to transactions with related parties, including with entities controlled by Adam Portnoy or to which RMR LLC or its subsidiaries provide management services. Our agreements with related parties or in respect of transactions among related parties may not be on terms as favorable to us as they would have been if they had been negotiated among unrelated parties. We are subject to the risk that our shareholders or the shareholders of TA, RMR Inc. or other related parties may challenge any such related party transactions. If challenges to related party transactions were to be successful, we might not realize the benefits expected from the transactions being challenged. Moreover, any such challenge could result in substantial costs and a diversion of our management’s attention, could have a material adverse effect on our reputation, business and growth and could adversely affect our ability to realize the benefits expected from the transactions, whether or not the allegations have merit or are substantiated.
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
Our Board of Trustees determines our operational, financing and investment policies and may amend or revise our policies, including our policies with respect to our intention to remain qualified for taxation as a REIT, acquisitions, dispositions, growth, operations, indebtedness, capitalization and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our shareholders. Policy changes could adversely affect the market price of our common shares and our ability to make or sustain distributions to our shareholders. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our Board of Trustees may alter or eliminate our current policy on borrowing at any time without shareholder approval. If this policy changes, we could become more highly leveraged, which could result in an increase in our debt service costs. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk.
Ownership limitations and certain provisions in our declaration of trust, bylaws and agreements, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals.
Our declaration of trust and bylaws prohibit any shareholder, other than RMR LLC and its affiliates (as defined under Maryland law) and certain persons who have been exempted by our Board of Trustees, from owning, directly and by attribution, more than 9.8% of the number or value of shares (whichever is more restrictive) of any class or series of our outstanding shares of beneficial interest, including our common shares. These provisions are intended to, among other purposes, assist with our REIT compliance under the IRC and otherwise promote our orderly governance. However, these provisions may also inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:
•the current different terms of our Trustees, with a majority of our existing Trustees having terms expiring in 2022 and the remainder having terms expiring in 2023, which could delay a change of control of us (although beginning at our 2023 annual meeting of shareholders and thereafter, all of our Trustees will stand for election for one year terms);
•limitations on shareholder voting rights with respect to certain actions that are not approved by our Board of Trustees;
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
Shareholder litigation against us or our Trustees, officers, managers or other agents may be referred to mandatory arbitration proceedings, which follow different procedures than in-court litigation and may be more restrictive to shareholders asserting claims than in-court litigation.
Our shareholders agree, by virtue of becoming shareholders, that they are bound by our governing documents, including the arbitration provisions of our bylaws, as they may be amended from time to time. Our bylaws provide that certain actions by one or more of our shareholders against us or any of our Trustees, officers, managers or other agents, other than disputes, or any portion thereof, regarding the meaning, interpretation or validity of any provision of our declaration of trust or bylaws, will be referred to mandatory, binding and final arbitration proceedings if we, or any other party to such dispute, including any of our Trustees, officers, managers or other agents unilaterally so demands. As a result, we and our shareholders would not be able to pursue litigation in state or federal court against us or our Trustees, officers, managers or other agents, including, for example, claims alleging violations of federal securities laws or breach of fiduciary duties or similar director or officer duties under Maryland law, if we or any of our Trustees, officers, managers or other agents against whom the claim is made unilaterally demands the matter be resolved by arbitration. Instead, our shareholders would be required to pursue such claims through binding and final arbitration.
Our bylaws provide that such arbitration proceedings would be conducted in accordance with the procedures of the Commercial Arbitration Rules of the American Arbitration Association, as modified in our bylaws. These procedures may provide materially more limited rights to our shareholders than litigation in a federal or state court. For example, arbitration in accordance with these procedures does not include the opportunity for a jury trial, document discovery is limited, arbitration hearings generally are not open to the public, there are no witness depositions in advance of arbitration hearings and arbitrators may have different qualifications or experiences than judges. In addition, although our bylaws’ arbitration provisions contemplate that arbitration may be brought in a representative capacity or on behalf of a class of our shareholders, the rules governing such representation or class arbitration may be different from, and less favorable to shareholders than, the rules governing representative or class action litigation in courts. Our bylaws also generally provide that each party to such an arbitration is required to bear its own costs in the arbitration, including attorneys’ fees, and that the arbitrators may not render an award that includes shifting of such costs or, in a derivative or class proceeding, award any portion of our award to any shareholder or such shareholder’s attorneys. The arbitration provisions of our bylaws may discourage our shareholders from bringing, and attorneys from agreeing to represent our shareholders wishing to bring, litigation against us or our Trustees, officers, managers or other agents. Our leases with TA and our agreements with RMR LLC and Sonesta have similar arbitration provisions to those in our bylaws.

We believe that the arbitration provisions in our bylaws are enforceable under both state and federal law, including with respect to federal securities laws claims. We are a Maryland real estate investment trust and Maryland courts have upheld the enforceability of arbitration bylaws. In addition, the U.S. Supreme Court has repeatedly upheld agreements to arbitrate other federal statutory claims, including those that implicate important federal policies. However, some academics, legal practitioners and others are of the view that charter or bylaw provisions mandating arbitration are not enforceable with respect to federal securities laws claims. It is possible that the arbitration provisions of our bylaws may ultimately be determined to be unenforceable.
By agreeing to the arbitration provisions of our bylaws, shareholders will not be deemed to have waived compliance by us with federal securities laws and the rules and regulations thereunder.
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a judicial forum they deem favorable for disputes with us or our Trustees, officers, managers or other agents.
Our bylaws currently provide that, unless the dispute has been referred to binding arbitration, the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim for breach of a duty owed by any Trustee, officer, manager, agent or employee of ours to us or our shareholders; (3) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours arising pursuant to Maryland law, our declaration of trust or bylaws brought by or on behalf of a shareholder, either on his, her or its own behalf, on our behalf or on behalf of any series or class of shares of beneficial interest of ours or by our shareholders against us or any Trustee, officer, manager, agent or employee of ours, including any disputes, claims or controversies relating to the meaning, interpretation, effect, validity, performance or enforcement of our declaration of trust or bylaws; or (4) any action asserting a claim against us or any Trustee, officer, manager, agent or employee of ours that is governed by the internal affairs doctrine. Our bylaws currently also provide that the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for any dispute, or portion thereof, regarding the meaning, interpretation or validity of any provision of our declaration of trust or bylaws. The exclusive forum provision of our bylaws does not apply to any action for which the Circuit Court for Baltimore City, Maryland does not have jurisdiction or to a dispute that has been referred to binding arbitration in accordance with our bylaws. The exclusive forum provision of our bylaws does not establish exclusive jurisdiction in the Circuit Court for Baltimore City, Maryland for claims that arise under the Securities Act, the Exchange Act or other federal securities laws if there is exclusive or concurrent jurisdiction in the federal courts. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of beneficial interest shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. The arbitration and exclusive forum provisions of our bylaws may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our Trustees, officers, managers or other agents, which may discourage lawsuits against us and our Trustees, officers, managers or other agents.
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
Risks Related to Our Securities
Our quarterly cash distribution rate on our common shares is currently $0.01 per share and future distributions may remain at this level for an indefinite period or be eliminated and the form of payment could change.
During 2020, we reduced our quarterly cash distribution rate on our common shares to $0.01 per share. We currently intend to continue to make quarterly distributions to our shareholders at this rate at least through the Waiver Period, and possibly thereafter, subject to applicable REIT tax requirements. However:
•our ability to make or sustain the rate of distributions may continue to be adversely affected if any of the risks described in this Annual Report on Form 10-K occur, including any negative impact caused by the COVID-19 pandemic and its aftermath on our business, results of operations and liquidity;
•our making of distributions is subject to compliance with restrictions contained in our credit agreement, including being limited to amounts required to maintain our qualification for taxation as a REIT and $0.01 per common share per quarter during the Waiver Period, and during the continuance of any event of default under the agreements governing our debt, we may be limited or in some cases prohibited from making distributions to our shareholders; and
•the timing and amount of any distributions will be determined at the discretion of our Board of Trustees and will depend on various factors that our Board of Trustees deems relevant, including, but not limited to, our FFO and Normalized FFO, requirements to maintain our qualification for taxation as a REIT, limitations in the agreements governing our debt, the availability to us of debt and equity capital, our dividend yield and to the dividend yield of other REITs, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations.
For these reasons, among others, our distribution rate may not increase for an indefinite period or we may cease making distributions to our shareholders.
Further, in order to preserve liquidity, we may elect to pay distributions to our shareholders in part in a form other than cash, such as issuing additional common shares of ours to our shareholders, as permitted by the applicable tax rules.
The Notes and the Guarantees are structurally subordinated to the payment of all indebtedness and other liabilities of our subsidiaries that do not guarantee the 2025 Notes and the 2027 Notes.
We are the sole obligor on our outstanding senior unsecured notes and any notes or other debt securities we may issue in the future, or, together with our outstanding senior unsecured notes, the Notes. Our subsidiaries that guarantee our 7.50% senior notes due 2025, or the 2025 Notes, and our 5.50% senior notes due 2027, or the 2027 Notes, are the sole obligor on the guarantees of such notes, or the Guarantees. The subsidiaries that guarantee the 2025 Notes and the 2027 Notes do not currently guarantee any of our other Notes. Our non-guarantor subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Notes or the Guarantees, or to make any funds available therefor, whether by dividend, distribution, loan or other payments. The rights of holders of the Notes to benefit from any of the assets of our non-guarantor subsidiaries are subject to the prior satisfaction of claims of those subsidiaries’ creditors. As a result, the Notes and the Guarantees are, and, except to the extent that future Notes are guaranteed by our non-guarantor subsidiaries, will be, structurally subordinated to all indebtedness and other liabilities of our subsidiaries that do not guarantee the 2025 Notes and the 2027 Notes, including guarantees of or pledges under other indebtedness of ours, payment obligations under lease agreements, trade payables and preferred equity. As of December 31, 2021, our non-guarantor subsidiaries had total indebtedness and other liabilities of approximately $36.7 million (including guarantees of other indebtedness and trade payables, but excluding liabilities to us or a subsidiary guarantor), which are structurally senior to the 2025 Notes and the 2027 Notes.
The Notes and the Guarantees are unsecured and effectively subordinated to all of our and the subsidiary guarantors’ existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness.
The outstanding Notes and Guarantees are not secured and any Notes we may issue in the future may not be secured. Upon any distribution to our creditors in a bankruptcy, liquidation, reorganization or similar proceeding relating to us or our property, the holders of our secured debt, including debt under our credit agreement (to the extent such debt remains outstanding and is still then secured), will be entitled to exercise the remedies available to a secured lender under applicable law and pursuant to the instruments governing such debt and to be paid in full, from the assets securing that secured debt before any payment may be made with respect to the Notes that are not secured by those assets. In that event, because such Notes and the Guarantees will not be secured by any of our assets, it is possible that there will be no assets from which claims of holders of such Notes can be satisfied or, if any assets remain, that the remaining assets will be insufficient to satisfy those claims in full. If the value of such remaining assets is less than the aggregate outstanding principal amount of such Notes and accrued interest and all future debt ranking equally with such Notes and the Guarantees, we will be unable to fully satisfy our obligations under such Notes. In addition, if we fail to meet our payment or other obligations under our secured debt, the holders of that secured debt would be entitled to foreclose on our assets securing that secured debt and liquidate those assets. Accordingly, we may not have sufficient funds to pay amounts due on such Notes. As a result, note holders may lose a portion or the entire value of their investment in such Notes. Further, the terms of the outstanding Notes and the Guarantees permit, and the terms of any Notes we may issue in the future may permit, us to incur additional secured indebtedness subject to compliance with certain debt ratios. The Notes and the Guarantees will be effectively subordinated to any such additional secured indebtedness. As of February 22, 2022, our secured debt included outstanding borrowings under our revolving credit facility of $1.0 billion, which is secured by pledges of equity in certain subsidiaries that own properties.
Federal and state statutes allow courts, under specific circumstances, to void guarantees and require holders of notes to return payments received from guarantors.
Under the federal bankruptcy law and comparable provisions of state fraudulent transfer laws, a guarantee of the 2025 Notes and the 2027 Notes (or any future Notes that are guaranteed by our subsidiaries) could be voided, or claims in respect of a guarantee could be subordinated to all other debts of that guarantor if, among other things, the guarantor, at the time it incurred the debt evidenced by its guarantee:
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

We have not applied for listing of the Notes on any securities exchange or for quotation on any automatic dealer quotation system, and we may not do so for Notes issued in the future. We cannot be sure that the liquidity of any market that may develop for such Notes, the ability of any holder to sell such Notes or the price at which holders would be able to sell such Notes. If a market for such Notes does not develop, holders may be unable to resell such Notes for an extended period of time, if at all. If a market for such Notes does develop, it may not continue or it may not be sufficiently liquid to allow holders to resell such Notes. Consequently, holders of the Notes may not be able to liquidate their investment readily, and lenders may not readily accept such Notes as collateral for loans.
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
The outstanding Notes are rated by two rating agencies and any Notes we may issue in the future may be rated by one or more rating agencies. These credit ratings are continually reviewed by rating agencies and may change at any time based upon, among other things, our results of operations and financial condition. In November 2021, Standard & Poor’s, or S&P, downgraded our issuer credit rating to B+. Negative changes in the ratings assigned to our debt securities could have an adverse effect on the market price of the Notes and our cost and availability of capital, which could in turn have a material adverse effect on our results of operations and our ability to satisfy our debt service obligations.
Some or all of the Guarantees may be released automatically.
A subsidiary guarantor may be released from its Guarantee under certain circumstances. Such release may occur at any time upon a sale, disposition or transfer, in compliance with the provisions of the indentures and related supplements governing the 2025 Notes and the 2027 Notes, of the capital stock of such subsidiary guarantor or of substantially all of the assets of such subsidiary guarantor, or if such subsidiary guarantor becomes an Excluded Subsidiary or a Foreign Subsidiary, as such terms are defined in the applicable supplemental indenture. In addition, if the 2025 Notes and the 2027 Notes have a rating equal to or higher than Baa2 (or the equivalent) by Moody’s Investor Services, or Moody’s, or BBB (or the equivalent) by S&P and at such time no default or event of default under the indenture and related supplements governing the 2025 Notes and the 2027 Notes has occurred and is continuing, the Guarantees and all other obligations of the subsidiary guarantors under the indenture will automatically terminate and be released. Accordingly, the 2025 Notes and the 2027 Notes may not at all times be guaranteed by some or all of the subsidiaries which guaranteed the 2025 Notes or the 2027 Notes on the date they were initially issued.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
At December 31, 2021, we owned 303 hotels and 788 retail net lease properties. The following tables summarize certain information about our properties as of December 31, 2021 (dollars in thousands).

	Hotels			Net Lease			All Properties
	Number of Properties	Undepreciated Carrying Value	Depreciated Carrying Value	Number of Properties	Undepreciated Carrying Value	Depreciated Carrying Value	Total Number of Properties	Total Undepreciated Carrying Value	Total Depreciated Carrying Value
Location of Properties

Held and used
United States:
Alabama	3	$24,112	$12,990	32	$128,784	$87,838	35	$152,896	$100,828
Alaska	—	—	—	1	3,716	2,987	1	3,716	2,987
Arizona	14	204,470	123,072	24	219,975	143,566	38	424,445	266,638
Arkansas	—	—	—	16	113,168	60,569	16	113,168	60,569
California	36	1,007,543	669,376	22	234,302	184,459	58	1,241,845	853,835
Colorado	5	144,296	100,337	8	97,114	75,865	13	241,410	176,202
Connecticut	—	—	—	3	23,881	11,260	3	23,881	11,260
Delaware	1	15,157	12,138	—	—	—	1	15,157	12,138
Florida	11	238,355	153,396	48	218,930	162,410	59	457,285	315,806
Georgia	17	383,855	258,358	74	239,140	180,418	91	622,995	438,776
Hawaii	1	105,737	60,036	—	—	—	1	105,737	60,036
Idaho	—	—	—	2	20,216	14,074	2	20,216	14,074
Illinois	10	407,940	307,276	54	238,716	193,907	64	646,656	501,183
Indiana	2	25,017	11,748	43	202,042	156,921	45	227,059	168,669
Iowa	1	6,909	3,276	10	31,718	25,104	11	38,627	28,380
Kansas	1	11,740	6,415	5	38,109	31,854	6	49,849	38,269
Kentucky	—	—	—	13	68,068	42,390	13	68,068	42,390
Louisiana	3	242,782	179,702	12	123,601	71,556	15	366,383	251,258
Maryland	5	114,555	69,845	9	66,799	39,560	14	181,354	109,405
Massachusetts	9	238,466	165,925	—	1,249	1,249	9	239,715	167,174
Michigan	8	67,643	38,258	52	102,249	78,569	60	169,892	116,827
Minnesota	4	111,643	86,472	12	70,717	63,477	16	182,360	149,949
Mississippi	—	—	—	5	29,465	17,101	5	29,465	17,101
Missouri	4	152,785	117,649	25	108,999	76,121	29	261,784	193,770
Nevada	3	53,852	31,457	6	159,965	108,227	9	213,817	139,684
Nebraska	—	—	—	5	43,334	16,224	5	43,334	16,224
New Hampshire	—	—	—	1	6,172	3,624	1	6,172	3,624
New Jersey	8	137,207	80,720	3	95,462	55,876	11	232,669	136,596
New Mexico	2	26,907	12,863	16	127,956	69,600	18	154,863	82,463
New York	4	80,366	56,818	9	49,337	32,836	13	129,703	89,654
North Carolina	10	150,878	102,576	17	68,259	49,166	27	219,137	151,742
North Dakota	—	—	—	1	3,476	3,117	1	3,476	3,117
Ohio	5	114,135	87,411	41	281,305	192,939	46	395,440	280,350
Oklahoma	2	14,696	10,952	12	69,096	58,002	14	83,792	68,954
Oregon	1	117,519	95,530	7	78,902	64,504	8	196,421	160,034
Pennsylvania	8	133,875	89,411	28	180,672	117,767	36	314,547	207,178
Rhode Island	1	16,320	7,689	—	—	—	1	16,320	7,689
South Carolina	2	54,116	36,235	17	100,382	72,963	19	154,498	109,198
Tennessee	7	147,908	75,102	36	123,837	88,497	43	271,745	163,599
Texas	21	323,428	175,135	57	477,329	293,816	78	800,757	468,951
Utah	2	65,302	31,857	3	20,168	8,979	5	85,470	40,836
Virginia	11	135,311	79,535	18	83,455	59,350	29	218,766	138,885
Washington	7	193,415	137,122	4	22,436	18,126	11	215,851	155,248
West Virginia	1	10,314	5,382	5	14,887	11,434	6	25,201	16,816
Wisconsin	2	45,991	36,170	4	13,121	8,078	6	59,112	44,248
Wyoming	—	—	—	6	81,470	40,298	6	81,470	40,298
	232	5,324,545	3,528,234	766	4,481,979	3,094,678	998	9,806,524	6,622,912
Other:
Washington, DC	1	144,521	135,563	—	—	—	1	144,521	135,563
Ontario, Canada	2	53,865	32,673	—	—	—	2	53,865	32,673
Puerto Rico	1	220,723	152,826	—	—	—	1	220,723	152,826
	4	419,109	321,062	—	—	—	4	419,109	321,062
Total	236	5,743,654	3,849,296	766	4,481,979	3,094,678	1,002	10,225,633	6,943,974

	Hotels			Net Lease			All Properties
	Number of Properties	Undepreciated Carrying Value	Depreciated Carrying Value	Number of Properties	Undepreciated Carrying Value	Depreciated Carrying Value	Total Number of Properties	Total Undepreciated Carrying Value	Total Depreciated Carrying Value
Location of Properties

Held For Sale:
Alabama	3	22,521	18,146	—	—	—	3	22,521	18,146
Arkansas	—	—	—	1	117	117	1	117	117
Arizona	1	8,927	4,268	1	2,285	2,285	2	11,212	6,553
Delaware	1	11,027	8,680	—	—	—	1	11,027	8,680
Florida	1	13,120	10,614	—	—	—	1	13,120	10,614
Georgia	4	65,189	47,558	—	—	—	4	65,189	47,558
Iowa	1	6,468	4,923	5	670	670	6	7,138	5,593
Illinois	3	33,605	22,553	5	1,203	1,203	8	34,808	23,756
Indiana	1	4,356	3,796	—	—	—	1	4,356	3,796
Kansas	3	16,727	9,863	1	329	329	4	17,056	10,192
Kentucky	—	—	—	1	202	202	1	202	202
Massachusetts	4	51,981	30,249	—	—	—	4	51,981	30,249
Maryland	2	21,232	16,411	—	—	—	2	21,232	16,411
Michigan	2	20,873	16,846	1	538	538	3	21,411	17,384
Minnesota	1	12,353	9,541	—	—	—	1	12,353	9,541
Missouri	3	22,595	16,846	—	—	—	3	22,595	16,846
North Carolina	1	5,096	4,108	—	—	—	1	5,096	4,108
Nebraska	1	8,178	5,964	—	—	—	1	8,178	5,964
New Jersey	7	94,843	74,081	—	—	—	7	94,843	74,081
New York	1	5,098	4,005	—	—	—	1	5,098	4,005
Ohio	5	51,887	38,969	—	—	—	5	51,887	38,969
Oklahoma	1	12,462	8,996	1	117	117	2	12,579	9,113
Pennsylvania	2	32,616	16,237	—	—	—	2	32,616	16,237
Rhode Island	1	11,030	9,411	—	—	—	1	11,030	9,411
South Carolina	1	8,414	3,949	—	—	—	1	8,414	3,949
Tennessee	2	14,752	12,562	2	416	416	4	15,168	12,978
Texas	13	131,352	81,340	2	5,440	5,205	15	136,792	86,545
Vermont	1	8,814	6,503	—	—	—	1	8,814	6,503
Washington	1	18,859	15,545	—	—	—	1	18,859	15,545
Wisconsin	—	—	—	1	753	753	1	753	753
Wyoming	—	—	—	1	500	500	1	500	500
	67	714,375	501,964	22	12,570	12,335	89	726,945	514,299
	303	$6,458,029	$4,351,260	788	$4,494,549	$3,107,013	1,091	$10,952,578	$7,458,273
At December 31, 2021, 14 of our hotels were on land we leased partially or entirely from unrelated third parties. The average remaining term of the ground leases (including renewal options) is approximately 34 years (range of 13 to 66 years). Ground rent payable under nine of the ground leases is generally calculated as a percentage of hotel revenues. Twelve (12) of the 14 ground leases require annual minimum rents averaging $319 per year; future rents under two ground leases have been prepaid. Pursuant to the terms of our management agreements and leases, payments of ground lease obligations are generally made by our hotel managers. However, if a hotel manager did not perform obligations under a ground lease or elected not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge, sale or transfer of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.
At December 31, 2021, 16 of our net lease properties were on land we leased partially or entirely from unrelated third parties. The average remaining term of the ground leases (including renewal options) is approximately 10 years (range of 1 year to 20 years). Ground rent payable under the ground leases is generally a fixed amount, averaging $424 per year. Payments of these ground lease obligations are made by our tenants. However, if our tenants did not perform obligations under a ground lease or elected not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge, sale or transfer of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.

The aggregate depreciated carrying value of our properties subject to ground leases was as follows at December 31, 2021 (in thousands):

14 hotels (1)	$317,303
16 net lease (2)	58,579
Total	$375,882
(1)Two of these hotels with a depreciated carrying value totaling $57,538 are partially on land we lease from unrelated third parties. The leased land is generally used for parking. We believe these two hotels would be operable without the leased land.
(2)Three of these net lease properties with a depreciated carrying value totaling $26,877 are partially on land we lease from unrelated third parties. The leased land is generally used for additional parking or storm water runoff; however, certain building structures for one of these three net lease properties are located on leased land. We believe these three net lease properties would be operable without the leased land, although we would have to remove the part of the building structure that is located on the leased land and might replace that structure with a new building on land we own.
Item 3. Legal Proceedings
From time to time, we may become involved in litigation matters incidental to the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, we are currently not a party to any litigation which we expect to have a material adverse effect on our business.
On December 3, 2020, two of our subsidiaries, HPT CY TRS, Inc. and HPT TRS MRP, Inc., initiated arbitration proceedings against Marriott and several of its subsidiaries, or together, the Marriott Parties, that operated 122 of our hotels pursuant to a series of agreements. Because the Marriott Parties failed to make certain payments to us under such agreements, on October 6, 2020, we sent the Marriott Parties a notice of termination effective January 31, 2021. We transferred the branding and management of 97 of these hotels to Sonesta and sold nine hotels during 2020 and 2021. The Marriott Parties continue to manage 16 of the hotels on our behalf. The Marriott Parties challenged the efficacy of the termination, so we initiated arbitration to ensure that an orderly transfer of branding and management to Sonesta occurred and that we would own the 16 hotels the Marriott Parties continue to operate unencumbered by any Marriott contracts. The Marriott Parties also challenged the classification of certain payments made to us during 2020. On January 18, 2022, the arbitration panel declined to award us $19.9 million we had sought relating to Marriott’s application of certain working capital advances we made under the applicable management agreements, awarded us approximately $1.1 million in connection with a related claim and determined we would own the remaining 16 hotels unencumbered by Marriott contracts. We expect to pursue the sale or transition the branding and management of those 16 Marriott hotels in the second quarter of 2022.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares are traded on Nasdaq (symbol: SVC). As of February 22, 2022, there were 406 shareholders of record of our common shares, although there is a larger number of beneficial owners.

Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended December 31, 2021:

Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	of Programs	Programs
October 2021	305	$11.23	—	$—
	305	$11.23	—	$—
(1)These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of a former employee of RMR LLC in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.
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
Overview (dollar amounts in thousands, except share amounts and per room hotel data)
We are a REIT organized under the laws of the State of Maryland. As of December 31, 2021, we owned 1,091 properties in 47 states, Washington D.C., Canada and Puerto Rico.
Business Environment and Outlook. Since March 2020, the lodging industry and other industries in which our managers and tenants operate have been adversely impacted by the COVID-19 global pandemic, along with government mandates intended to contain and mitigate the spread of COVID-19 and market reactions to the pandemic. The effects of COVID-19 continue to have a significant negative impact on our results of operations, financial position and cash flow. Although lodging demand improved during year ended December 31, 2021 when compared to 2020 levels, we do not know when or if lodging business levels will return to historical pre-pandemic levels. We currently expect that the recovery with respect to business transient and group business will be gradual and likely inconsistent. We also currently expect the recovery of the U.S. hospitality industry to be a multi-year process. In addition, consumer confidence and lodging demand will continue to be affected by unemployment levels, perceptions of the safety of returning to normal activities, the continued use of video conferencing technologies rather than in person meetings and broader macroeconomic trends. These trends, together with increasing labor costs and shortages and commodity and other price inflation due to supply chain challenges, may continue to negatively impact our hotel operations and financial results. For more information and risks relating to the COVID-19 pandemic and its variants on us and our business, see Part IV, Item 1, “Business—Impact of COVID-19” and Part I, Item 1A, “Risk Factors”, of this Annual Report on Form 10-K. Our manager, RMR LLC, has taken various actions in response to the COVID-19 pandemic and its variants to address its operating and financial impact on us. In addition, we are continuing to closely monitor the impact of the COVID-19 pandemic on all aspects of our business.
Liquidity. To mitigate the effects of the pandemic and the increased variability in operating cash flows from our hotels, we continue to work with our hotel managers to contain costs where possible. We are prioritizing, deferring, or strategically planning capital improvements to mitigate potential disruptions to hotel results. We also continue to pay only a nominal quarterly dividend of $0.01 per common share to preserve our liquidity. As of February 22, 2022, we have $959,467 of cash or cash equivalents. We also have entered agreements to sell 45 properties with an aggregate carrying value of $352,540 for an aggregate sales price of $402,365 and have letters of intent or are in the process of marketing 43 additional properties with an aggregate carrying value of $150,962. Our $1,000,000 revolving credit facility matures on July 15, 2022 and we have $500,000 of unsecured senior notes due in August 2022. We currently expect that we will be able to either repay or extend the maturity of our debt coming due in 2022. We are currently in discussions with our lenders regarding extending the term of our revolving credit facility and obtaining additional covenant relief. We believe that our current financial resources, actions we have taken and are in the process of taking to manage our liquidity and our expectations as to the future performance of the lodging industry and the industries in which our net lease retail tenants operate will enable us to withstand the COVID-19 pandemic and its aftermath.
Management agreements and leases. At December 31, 2021, we owned 303 hotels operated under six agreements. We leased all of these hotels to our wholly owned TRSs that are managed by hotel operating companies as of that date. We own 788 service-oriented properties with 174 tenants subject to “triple net” leases, where the tenants are generally responsible for the payment of operating expenses and capital expenditures. Our consolidated statements of comprehensive income (loss) include hotel operating revenues and hotel operating expenses of our managed hotels and rental income and other operating expenses from our leased hotels and net lease properties.
Hotel agreements. During 2021 we transitioned the branding and management of 88 hotels to Sonesta from Marriott, five hotels from Hyatt and one hotel from Radisson.
On June 7, 2021, we and Hyatt amended our previous agreement for 22 hotels we own, or our Hyatt agreement. Under our Hyatt agreement, as amended, Hyatt will continue to manage 17 of the hotels we own for a 10 year term effective April 1, 2021.
On November 1, 2021, we and Radisson amended our previous agreement for nine hotels we own, or our Radisson agreement. Under our Radisson agreement, as amended, Radisson will continue to manage eight of the hotels we own for a 10 year term effective August 1, 2021.
On January 7, 2022, we amended and restated our management agreements with Sonesta effective January 1, 2022. As of December 31, 2021, we own 261 hotels that are managed by Sonesta and 67 of these hotels are expected to be sold.

For further discussion of our hotel agreements with Hyatt, Radisson and Sonesta, see Note 5 to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K.
Hotel portfolio. As of December 31, 2021, we owned 303 hotels. In 2021, the U.S. hotel industry generally realized increases in average daily rate, or ADR, revenue per available room, or RevPAR, and occupancy compared to the corresponding 2020 periods. The following table provides a summary for all our hotels of these revenue metrics for the periods presented which we believe are key indicators of performance at our hotels.

	Year Ended December 31,
	2021	2020	Change
All Hotels
No. of hotels	303	310	(7)
No. of rooms or suites	48,346	49,014	(668)
Occupancy	53.0%	42.0%	11.0	pts
ADR	$105.36	$100.77	4.6%
RevPAR	$55.84	$42.32	31.9%
Comparable hotels data. We present RevPAR, ADR and occupancy for the periods presented on a comparable basis to facilitate comparisons between periods. We generally define comparable hotels as those that were owned by us and were open and operating for the entire periods being compared. For the years ended December 31, 2021 and 2020, SVC’s comparable results exclude 23 hotels that had suspended operations during part of the periods presented. The following table provides a summary of these revenue metrics for the periods presented.

	Year Ended December 31,
	2021	2020	Change
Comparable Hotels
No. of hotels	280	280	—
No. of rooms or suites	42,101	42,101	—
Occupancy	54.2%	44.1%	10.1	pts
ADR	$98.07	$96.84	1.3%
RevPAR	$53.15	$42.71	24.4%
We believe these results are primarily due to the improved lodging fundamentals in the current year periods and disruption and displacement at certain of our hotels as a result of the COVID-19 pandemic that negatively affected results more in 2020.
Net Lease Portfolio. As of December 31, 2021, we owned 788 service-oriented retail properties with 13,522,060 square feet and annual minimum rent of $369,733, and 174 tenants subject to “triple net” leases, where the tenants are generally responsible for payment of operating expenses and capital expenditures. Our net lease portfolio was 98.1% occupied as of December 31, 2021 with a weighted (by annual minimum rent) lease term of 10.2 years, operating under 134 brands in 21 distinct industries. TA is our largest tenant. As of December 31, 2021, we leased 179 of our travel centers to TA under five leases that expire between 2029 and 2035 and require annual minimum rents of $246,111.
Additional details of our hotel operating agreements and net lease agreements are set forth in Notes 5 and 9 to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K.

Acquisition Activities. During the year ended December 31, 2020, we acquired three net lease properties with an aggregate of 6,696 square feet for a purchase price of $7,071 excluding acquisition related costs in a single transaction. During the year ended December 31, 2021, we acquired a land parcel adjacent to a property we own in Nashville, TN for a purchase price of $7,600, excluding acquisition related costs.
Disposition Activities. During the year ended December 31, 2020, we sold 18 hotels with 2,046 rooms for an aggregate sales price of $85,787, excluding closing costs. Also during the year ended December 31, 2020, we sold 21 net lease properties with an aggregate of 1,375,483 rentable square feet for an aggregate sales price of $88,385, excluding closing costs. During the year ended December 31, 2021, we sold seven hotels with 669 rooms for an aggregate sales price of $40,552, excluding closing costs. Also during the year ended December 31, 2021, we sold 11 net lease properties with an aggregate of 97,276 rentable square feet for an aggregate sales price of $11,780, excluding closing costs.
In January 2022, we sold one hotel with 295 rooms for a sales price of $19,000, excluding closing costs. We have also entered into agreements to sell 45 hotels with 5,680 rooms and an aggregate carrying value of $352,540 for an aggregate sales price of $402,365, excluding closing costs and have letters of intent or are in the process of marketing 43 additional properties with an aggregate carrying value of $150,962. We currently expect the sales of these properties to be completed by the end of the second quarter of 2022.

Results of Operations (amounts in thousands, except per share amounts)
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

	For the Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2021	2020
Revenues:
Hotel operating revenues	$1,104,678	$875,098	$229,580	26.2%
Rental income - hotels	1,808	2,472	(664)	(26.9)%
Rental income - net lease portfolio	389,094	387,684	1,410	0.4%
Total rental income	390,902	390,156	746	0.2%

Expenses:
Hotel operating expenses	1,010,737	682,804	327,933	48.0%
Other operating expenses	15,658	15,208	450	3.0%
Depreciation and amortization - hotels	266,641	263,673	2,968	1.1%
Depreciation and amortization - net lease portfolio	219,324	235,235	(15,911)	(6.8)%
Total depreciation and amortization	485,965	498,908	(12,943)	(2.6)%
General and administrative	53,439	50,668	2,771	5.5%
Transaction related costs	64,764	15,100	49,664	n/m
Loss on asset impairment	78,620	55,756	22,864	41.0%
Total expenses	1,709,183	1,318,444	390,739	29.6%
Gain on sale of real estate, net	11,522	2,261	9,261	409.6%
Gain on insurance settlement	—	62,386	(62,386)	(100.0)%
Unrealized gains on equity securities, net	22,535	19,882	2,653	13.3%
Interest income	664	284	380	133.8%
Interest expense	(365,721)	(306,490)	(59,231)	19.3%
Loss on early extinguishment of debt	—	(9,394)	9,394	(100.0)%
Loss before income taxes and equity losses of an investee	(544,603)	(284,261)	(260,342)	n/m
Income tax benefit (expense)	941	(17,211)	18,152	n/m
Equity in losses of an investee	(941)	(9,910)	8,969	n/m
Net loss	$(544,603)	$(311,382)	$(233,221)	n/m

Weighted average shares outstanding (basic and diluted)	164,566	164,422	144	0.1%

Net income (loss) per common share: (basic and diluted)	$(3.31)	$(1.89)	$(1.42)	n/m
References to changes in the income and expense categories below relate to the comparison of consolidated results for the year ended December 31, 2021, compared to the year ended December 31, 2020. For a comparison of consolidated results for the year ended December 31, 2020 compared to the year ended December 31, 2019 please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Hotel operating revenues. The increase in hotel operating revenues is primarily a result of higher occupancies and higher average rates at certain of our hotels in the 2021 period and the greater negative impact the COVID-19 pandemic had on our hotels in the 2020 period ($258,443), partially offset by the sale of certain of our hotels since January 1, 2020 ($28,863). Additional operating statistics of our hotels are included in the tables on page 58.
Rental income - hotels. The decrease in rental income - hotels is primarily a result of the conversion of one hotel from a leased to managed property during 2020, partially offset by the conversion of five hotels from managed properties to leased properties in anticipation of sale of the properties ($700).

Rental income - net lease portfolio. The increase in rental income - net lease portfolio is primarily the result of lower reserves for uncollectible amounts in the 2021 period ($10,562), partially offset by the sale of certain net lease properties since January 1, 2020 ($4,433) and the result of certain vacancies and lease restructurings ($4,719).
Hotel operating expenses. The increase in hotel operating expenses is primarily the result of an increase in occupancy at certain managed hotels ($80,824), an increase in management fees ($32,427), increase in property insurance ($10,196) and a decrease in the amount of guaranty and security deposit utilization under certain of our hotel management agreements ($219,823), partially offset by the sale of certain hotels since January 1, 2020 ($15,337).
Other operating expenses. The increase in other operating expenses is primarily the result of higher carrying costs at certain vacant properties.
Depreciation and amortization - hotels. The increase in depreciation and amortization - hotels is the result of an increase in depreciation expense from capital improvements made since January 1, 2020 ($7,228), partially offset by the sale of certain hotels and certain of our depreciable assets becoming fully depreciated since January 1, 2020 ($4,260).
Depreciation and amortization - net lease portfolio. The decrease in depreciation and amortization - net lease portfolio is a result of certain of our depreciable assets becoming fully depreciated since January 1, 2020 ($12,157) and the depreciation and amortization of properties that were sold since January 1, 2020 ($3,754).
General and administrative. The increase in general and administrative costs is primarily due to higher business management fees as a result of an increase in our market capitalization ($5,307), partially offset by lower professional service expenses ($2,536) in the 2021 period.
Transaction related costs. Transaction related costs for the year ended December 31, 2021 include $38,446 of working capital advances we previously funded under our agreements with Marriott, IHG and Hyatt as a result of the amounts no longer expected to be recoverable, $19,920 of hotel manager transition related costs resulting from the rebranding of 94 hotels during the period, and $6,398 of legal costs related to our arbitration proceeding with Marriott. Transaction related costs for the year ended December 31, 2020 primarily consisted of transition related costs resulting from the rebranding of 115 hotels previously managed by IHG, Marriott and Wyndham Hotels & Resorts, Inc. to Sonesta.
Loss on asset impairment. We recorded a $78,620 loss on asset impairment during the 2021 period to reduce the carrying value of 35 hotels and 26 net lease properties to their estimated fair value less costs to sell. We recorded a $55,756 loss on asset impairment during the 2020 period to reduce the carrying value of 18 hotels and 13 net lease properties to their estimated fair value less costs to sell.
Gain on sale of real estate, net. We recorded a $11,522 net gain on sale of real estate in 2021 in connection with the sales of seven hotels and eleven net lease properties and a $2,261 net gain on sale of real estate in 2020 in connection with the sales of 18 hotels and 21 net lease properties.
Gain on insurance settlement. We recorded a $62,386 gain on insurance settlement in 2020 as a result of insurance proceeds received for our leased hotel in San Juan, PR related to Hurricane Maria. Under GAAP, we were required to increase the building basis of our San Juan hotel for the amount of the insurance proceeds.
Unrealized gains on equity securities, net. Unrealized gains on equity securities, net represent the adjustment required to adjust the carrying value of our investment in shares of TA common stock to its fair value for the applicable periods.
Interest income. The increase in interest income is due to higher average cash balances during the 2021 period.
Interest expense. The increase in interest expense is due to higher average outstanding borrowings and weighted average interest rates during the 2021 period.
Loss on early extinguishment of debt. We recorded a loss of $9,394 on early extinguishment of debt, net of unamortized discounts and debt issuance costs, in 2020 related to our repayment of certain debt.
Income tax benefit (expense). The change in income tax benefit (expense) is primarily due to a decrease in state tax expenses during the 2021 period and a $13,850 deferred tax liability as a result of the book value tax basis difference related to the accounting of an insurance settlement we recorded in the 2020 period.
Equity in losses of an investee. Equity in losses of an investee primarily represents our proportionate share of the losses of Sonesta.
Net loss. Our net loss and our net loss per common share (basic and diluted) each increased in 2021 compared to 2020 primarily due to the revenue and expense changes discussed above.

Liquidity and Capital Resources (dollar amounts in thousands, except share amounts)
Our Managers and Tenants
As of December 31, 2021, all 303 of our hotels were managed by five hotel operating companies. Our 788 net lease properties were leased to 174 tenants as of December 31, 2021. The costs of operating and maintaining our properties are generally paid by the hotel managers as agents for us or by our tenants for their own account. Our hotel managers and tenants derive their funding for property operating expenses and for returns and rents due to us generally from property operating revenues and, to the extent that these parties themselves fund our owner's priority returns and rents, from their separate resources. As of December 31, 2021, our hotel managers included Sonesta (261 hotels), Hyatt (17 hotels), Radisson (eight hotels), Marriott (16 hotels) and IHG (one hotel). TA is our largest tenant (179 travel centers).
The COVID-19 pandemic has had a material and adverse effect on the lodging and certain service industries and on our hotel managers’ and certain of our tenants’ businesses, which has in the past reduced, and may in the future reduce, their ability or willingness to pay us our owner's priority returns or rents, may increase the likelihood they will default in paying us returns and rent and reduce the value of those properties. We continue to carefully monitor the effects and take appropriate action in response to developments with regard to the COVID-19 pandemic and its impact on our operators and our other stakeholders.
As of January 1, 2021, Marriott managed 105 of our hotels under agreements we had terminated in 2020 for Marriott’s failure to pay the cumulative shortfall between the payments we had received and 80% of the cumulative priority returns due to us in accordance with the agreement. We transitioned the branding and management of 88 Marriott hotels to Sonesta in February 2021 and March 2021. We sold one Marriott hotel in April 2021. We were previously in arbitration proceedings with Marriott regarding, among other things, the timing and characterization of certain payments made to us, and the validity of the timing of the termination of the Marriott agreements, including an exit hotel agreement which, if not terminated, would require us to sell the 16 hotels encumbered with a Marriott brand. We were also seeking repayment of certain working capital advances we made to Marriott during 2020. We entered an agreement with Marriott regarding the 16 hotels noted above, pursuant to which we agreed to have these hotels remain Marriott branded hotels until the arbitration was resolved. On January 18, 2022, the arbitration panel declined to award us the $19,120 we had sought relating to certain working capital advances we made to Marriott under the applicable management agreements, but awarded us approximately $1,084 in connection with a related claim and determined we would own the remaining 16 hotels unencumbered by Marriott contracts. As a result, during the year ended December 31, 2021, we expensed $18,035 of working capital we previously funded under our Marriott agreement because the amount is no longer expected to be recoverable. This amount is included in transaction related costs in our consolidated statement of income (loss). We expect to sell or transition the branding and management of the remaining 16 Marriott branded hotels to Sonesta in the second quarter of 2022. For further information regarding this sale or for further discussion of the arbitration matters, see “Legal Proceedings” in Part I, Item 3 of this Annual Report on Form 10-K and Note 5 to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K.
On June 7, 2021, we and Hyatt amended our Hyatt agreement. Under our Hyatt agreement, as amended, Hyatt continues to manage 17 hotels we own for a 10-year term effective April 1, 2021. Our Hyatt agreement, as amended, set our annual owner's priority return at $12,000, and Hyatt provided us with a new $30,000 limited guarantee for 75% of the aggregate annual owner's priority returns due to us beginning in 2023. Under our Hyatt agreement, as amended, a management fee of 5% of gross room revenues payable to Hyatt will be an operating cost paid senior to our owner's priority return. Hyatt may also earn a 20% incentive management fee after payment of our annual owner’s priority return and reimbursement of certain advances, if any. We agreed to fund approximately $50,000 of renovations that are expected to be completed by the end of 2022. In June 2021, we transitioned the branding and management of the remaining five hotels that Hyatt previously managed to Sonesta in June 2021.
On November 1, 2021, we and Radisson amended our Radisson agreement. Under our Radisson agreement, as amended, Radisson continues to manage eight hotels we own for a 10-year term effective August 1, 2021. Our Radisson agreement, as amended, set our annual owner's priority return at $10,200 and Radisson has provided us with a new $22,000 limited guarantee for 75% of the aggregate annual owner's priority returns beginning in 2023. Under our Radisson agreement, a management fee of 5% of gross room revenues for each hotel operated under the Country Inn & Suites brand and, as amended, a management fee of 3% of gross room revenues for each hotel managed under the Radisson Hotel brand payable to Radisson will be an operating cost paid senior to our owner's priority return. Radisson may also earn a 20% incentive management fee after payment of our annual owner's priority return and reimbursement of certain advances, if any. We also agreed to fund approximately $12,000 of renovations that are expected to be completed by the end of 2022. Also in November 2021, we transitioned the branding and management of the ninth hotel that Radisson previously managed to Sonesta.

As of December 31, 2021, we own 261 hotels that are managed by Sonesta and 67 of these hotels are expected to be sold, or the sale hotels. In 2021 we transferred the branding and management of 94 hotels previously managed by Marriott, Hyatt and Radisson to Sonesta. We entered into management and pooling agreements with Sonesta with respect to these hotels on terms substantially consistent with our legacy management and pooling agreements with Sonesta, except that the agreements for these transitioned hotels were set to expire on December 31, 2021.
On January 7, 2022, we and Sonesta amended and restated our management agreements effective January 1, 2022. As of that date, we owned 261 hotels managed by Sonesta, including the 67 sale hotels. Among other terms, the changes to the agreements between us and Sonesta for 194 hotels, or the retained hotels, are as follows:
•The term for the retained hotels expires on January 31, 2037 and includes two 15-year renewal options.
•All retained hotels are subject to a pooling agreement that combines the management agreements for the retained hotels for purposes of calculating gross revenues, hotel operating expenses, fees and distributions and the owner’s priority return due to us.
•The owner’s priority return for the retained hotels is initially set at $325,200 annually. We have the right to terminate Sonesta’s management of specific hotels that we own if minimum performance thresholds are not met starting in 2023.
•We will renovate the retained hotels to comply with agreed upon brand standards. As we advance such funding or fund other capital expenditures, the aggregate annual owner’s priority return due to us will increase by 6% of the amounts funded.
•Trade area restrictions by hotel brand have been added to define boundaries to protect our owned hotels in response to Sonesta increasing its franchising and third-party management activities.
For the sale hotels, the term was extended to the earlier of December 31, 2022 (or until the applicable hotel has been sold) and the FF&E reserve funding requirement was removed. Our owner’s priority return will be reduced by the current owner’s priority return for a sale hotel once sold. The total owner’s priority for all the sale hotels is $84,653.
See Notes 5 and 9 to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information on these agreements.
During the year ended December 31, 2021, we entered into rent deferral agreements for $2,792 of rent with four net lease tenants. We had $7,554 of deferred rents outstanding related to seven tenants who represent approximately 2.0% of our annualized rental income of our net lease retail portfolio as of December 31, 2021. Generally, the rent deferrals we have entered into are payable by the tenants over a 12 to 24 month period. We may receive additional similar requests in the future, and we may determine to grant additional relief in the future, which may vary from the type of relief we have granted to date, and could include more substantial relief, if we determine it prudent or appropriate to do so. In addition, if any of our tenants are unable to continue as going concerns as a result of the COVID-19 pandemic and its impact on economic conditions or otherwise, we will experience a reduction in rents received and we may be unable to find suitable replacement tenants for an extended period or at all and the terms of our leases with those replacement tenants may not be as favorable to us as the terms of our agreements with our existing tenants. As a result of these uncertainties surrounding the COVID-19 pandemic and the duration and extent of the resulting economic conditions, we are unable to determine what the ultimate impact will be on our tenants and their ability and willingness to pay us rent and any additional impact this pandemic will have on our future cash flows. We reduced reserves for uncollectible amounts by $9 during the year ended December 31, 2021 and recorded reserves for uncollectible amounts of

$9,892 during the year ended December 31, 2020. We had reserves for uncollectible rents of $15,519 and $18,230 as of December 31, 2021 and December 31, 2020, respectively, included in other assets in our consolidated balance sheets.
We define net lease coverage as earnings before interest, taxes, depreciation, amortization and rent, or EBITDAR, divided by the annual minimum rent due to us weighted by the minimum rent of the property to total minimum rents of the net lease portfolio. EBITDAR amounts used to determine rent coverage are generally for the latest twelve month period reported based on the most recent operating information, if any, furnished by the tenant. Operating statements furnished by the tenant often are unaudited and, in certain cases, may not have been prepared in accordance with GAAP and are not independently verified by us. Tenants that do not report operating information are excluded from the coverage calculations. In instances where we do not have financial information for our portion of the measurement period from our tenants, we have calculated an implied EBITDAR for the period using industry benchmark data to more accurately reflect the current operating trends. As a result, we believe using this industry benchmark data provides a more reasonable estimated representation of recent operating results and coverage for those tenants. Our net lease properties generated coverage of 2.58x and 2.14x as of December 31, 2021 and 2020, respectively.
Our Operating Liquidity and Capital Resources
Our principal sources of funds to meet operating and capital expenses, debt service obligations and distributions to our shareholders are owner's priority returns and rents from our hotels and net lease portfolio and borrowings under our revolving credit facility. We receive owner's priority returns and rents from our managers and tenants monthly. We may receive additional returns, percentage rents and our share of the operating profits of our managed hotels after payment of management fees and other deductions, if any, either monthly or quarterly, and these amounts are usually subject to annual reconciliations. We believe we have sufficient liquidity to withstand the current decline in operating cash flow, fund our capital expenditures, pay debt service obligations and make distributions to our shareholders for the next twelve months and for the foreseeable future thereafter. However, our managers and tenants may become further or increasingly unable or unwilling to pay owner's priority returns or rents to us when due as a result of economic conditions in response to the COVID-19 pandemic and, as a result, our revenue, cash flow, and net income could decline. In response to the challenging operating environment posed by the COVID-19 pandemic, the slowdown in U.S. economic activity experienced at times during the pandemic and the sharp decline in lodging demand beginning in March 2020, which has not recovered to pre-pandemic historical levels, we have taken steps to preserve liquidity by drawing down the remaining capacity on our $1,000,000 revolving credit facility, maintaining our quarterly distribution to our shareholders at $0.01 per share, which we expect to continue at that rate for the foreseeable future, subject to applicable REIT tax requirements, by selectively making capital expenditures, and by continuing to work with our hotel operators to reduce hotel operating expenses. We intend to use available cash in the near term predominantly to fund any operating losses at our hotels, to pay corporate expenses, including debt service, fund capital expenditures, and to pay distributions to our shareholders. As of December 31, 2021, we were not in compliance with one of our debt covenants necessary to incur additional debt, and as a result, we will not be able to incur additional debt until we satisfy that covenant. We may access equity markets or seek other sources of capital if favorable conditions exist for us in order to enhance our liquidity, reduce debt and to fund cash needs.
The following is a summary of our sources and uses of cash flows for the periods presented (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash and cash equivalents and restricted cash at the beginning of the period	$91,456	$81,259	$76,003
Net cash provided by (used in):
Operating activities	49,904	37,604	617,722
Investing activities	(101,310)	(51,807)	(2,130,044)
Financing activities	907,368	24,400	1,517,578
Cash and cash equivalents and restricted cash at the end of the period	$947,418	$91,456	$81,259
The increase in cash flows provided by operating activities for the year ended December 31, 2021 as compared to the prior year period is primarily due to higher returns earned from our hotel portfolio in the 2021 period and the impact of utilizing security deposits in the 2020 period. The increase in cash flows used in investing activities in the 2021 period as compared to the prior year period is primarily due to lower proceeds during the 2021 period from property sales compared to 2020, an increase in hotel capital expenditures and a capital contribution we made to Sonesta in the 2021 period. The increase in cash provided by financing activities for the 2021 period as compared to the prior year period is primarily due to a draw down of the remaining capacity on our $1,000,000 revolving credit facility compared to net repayments of borrowings under the revolving credit facility in 2020, a decrease in net senior notes issuances and lower common share distributions compared to the 2020 period.

We maintain our qualification for taxation as a REIT under the IRC by meeting certain requirements. We lease 303 hotels to our wholly owned TRSs that are managed by hotel operating companies. As a REIT, we do not expect to pay federal income taxes on the majority of our income; however, the income realized by our TRSs in excess of the rent they pay to us is subject to U.S. federal income tax at corporate income tax rates. In addition, the income we receive from our hotels in Canada and Puerto Rico is subject to taxes in those jurisdictions and we are subject to taxes in certain states where we have properties despite our qualification for taxation as a REIT.
Our Investment and Financing Liquidity and Capital Resources
Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. During the year ended December 31, 2021, certain of our hotel managers deposited $18,385 to these accounts and spent $24,565 from the FF&E reserve escrow accounts to renovate and refurbish our hotels. As of December 31, 2021, there was $2,338 on deposit in these escrow accounts, which was held directly by us and is reflected in our consolidated balance sheets as restricted cash.
Our hotel operating agreements generally provide that, if necessary, we may provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. During the year ended December 31, 2021, we funded $102,442 for capital improvements in excess of FF&E reserve fundings available from hotel operations to our hotels. We currently expect to fund $200,000 during 2022 for capital improvements to certain hotels using cash on hand.
Our net lease portfolio leases do not require FF&E escrow deposits. However, tenants under these leases are required to maintain the leased properties, including structural and non-structural components. Tenants under certain of our net lease portfolio leases, including TA, may request that we purchase qualifying capital improvements to the leased facilities in return for minimum rent increases or we may agree to provide allowances for tenant improvements upon execution of new leases or when renewing our existing leases. We did not fund any capital improvements to our properties that we leased to TA during the year ended December 31, 2021. Tenants are not obligated to request and we are not obligated to purchase any such improvements. During the year ended December 31, 2021, we funded $1,188 for capital improvements to our other net lease properties. As of December 31, 2021, we had $4,310 of unspent leasing-related obligations related to certain net lease tenants.
In March 2021, we funded a $25,443 capital contribution to Sonesta related to its acquisition of Red Lion Hotels Corporation using cash on hand to maintain our pro rata ownership of Sonesta.
In March 2021, we acquired a parcel of land adjacent to a property we own in Nashville, TN for a purchase price of $7,709, including acquisition related costs of $109, using cash on hand.
During the year ended December 31, 2021, we sold seven hotels with 669 rooms for aggregate net proceeds of $39,635 and we sold 11 net lease properties with an aggregate of 97,276 rentable square feet for aggregate net proceeds of $11,502. We used the net proceeds from these sales for general business purposes. In January 2022, we sold one hotel with 295 rooms and a carrying value of $12,016 for a sales price of $19,000, excluding closing costs. We have also entered into agreements to sell 45 hotels with 5,680 rooms and an aggregate carrying value of $352,540 for an aggregate sales price of $402,365, excluding closing costs and have letters of intent or are in the process of marketing 43 additional properties with an aggregate carrying value of $150,962. The sales of these properties are subject to conditions; accordingly, we cannot provide any assurance that we will sell any of these properties and the terms of any of these properties we may sell may change. We expect to use the proceeds from the asset sales for general business purposes, which may include the repayment of debt.
During the year ended December 31, 2021, we declared and paid quarterly distributions to common shareholders using cash on hand as follows:

Declaration Date	Record Date	Paid Date	Dividend Per Common Share	Total Distributions
January 14, 2021	January 25, 2021	February 18, 2021	$0.01	$1,648
April 15, 2021	April 26, 2021	May 20, 2021	0.01	1,648
July 15, 2021	July 26, 2021	August 19, 2021	0.01	1,648
October 14, 2021	October 25, 2021	November 18, 2021	0.01	1,652
			$0.04	$6,596
On January 13, 2022, we declared a quarterly distribution to common shareholders of record on January 24, 2022 of $0.01 per share, or $1,652. We paid this amount on February 17, 2022 using cash on hand.

In order to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $1,000,000 revolving credit facility which is governed by a credit agreement with a syndicate of institutional lenders. The maturity date of our revolving credit facility is July 15, 2022, and, subject to the payment of an extension fee and meeting certain other conditions as noted below, we have an option to extend the maturity date of this facility by two additional six-month periods. We are required to pay interest at the rate of LIBOR plus a premium, which was 235 basis points per annum, subject to a LIBOR floor of 0.50% at December 31, 2021, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 30 basis points per annum at December 31, 2021. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, subject to meeting certain financial covenants, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of December 31, 2021, the annual interest rate payable on borrowings under our revolving credit facility was 2.85%. On January 19, 2021, we borrowed $972,793 under our revolving credit facility as a precautionary measure to preserve financial flexibility. As of December 31, 2021, we were fully drawn under our $1,000,000 revolving credit facility and remain fully drawn as of February 22, 2022.
We and our lenders amended our credit agreement governing our $1,000,000 revolving credit facility in 2020. Among other things, the amendments waived all of the then existing financial covenants through the end of the current agreement term, or July 15, 2022. As a result of the amendments, among other things:
•we pledged certain equity interests of subsidiaries owning properties and provided first mortgage liens on 74 properties owned by certain of the pledged subsidiaries with an undepreciated book value of $1,834,420 as of December 31, 2021 to secure our obligations under the credit agreement;
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
•in order to exercise the first six month extension option under the credit agreement, we would need to be in compliance with the financial covenants under the agreement calculated using pro forma projections as defined in the agreement for the quarter ending June 30, 2022, annualized, and have repaid or refinanced our $500,000 senior notes due in August 2022; and
•we may not utilize the feature in our credit agreement pursuant to which maximum aggregate borrowings may be increased to up to $2,300,000 on a combined basis in certain circumstances until we demonstrate compliance with certain covenants.
As noted above, our revolving credit facility matures on July 15, 2022 and we may be unable to meet the conditions required to exercise the extension option provided for in our credit agreement. We are in discussions with our lenders regarding a potential extension of the existing waivers or additional covenant waivers, but we cannot assure that we will be granted any such relief. We currently expect we will have enough cash to repay the amounts outstanding on our revolving credit facility using existing cash balances and proceeds we expect to receive from asset sales or other capital transactions we may complete prior to its maturity.

Our term debt maturities (other than our revolving credit facility) as of December 31, 2021 were as follows:

Year	Maturity
2022	$500,000
2023	500,000
2024	1,175,000
2025	1,150,000
2026	800,000
2027	850,000
2028	400,000
2029	425,000
2030	400,000
$6,200,000
None of our unsecured debt obligations require principal or sinking fund payments prior to their maturity dates.
We currently expect to use cash on hand, the cash flows from our operations, borrowings under our revolving credit facility (when available), net proceeds from any asset sales and net proceeds of offerings of equity or debt securities, as allowed by our existing debt agreements, to fund our future debt maturities, operations, capital expenditures, distributions to our shareholders and other general business purposes.
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
While we believe we will generally have access to various types of financings, including debt or equity, to fund our future acquisitions and to pay our debts and other obligations, we cannot be sure that we will be able to complete any debt or equity offerings or other types of financings or that our cost of any future public or private financings will not increase. Also, as noted above, we are currently limited in our ability to incur additional debt pursuant to our debt agreements and are currently unable to incur any additional debt while we are below the 1.5x debt service coverage ratio requirement under our public debt covenants as described below.
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
Debt Covenants
Our debt obligations at December 31, 2021 consisted of outstanding borrowings under our $1,000,000 revolving credit facility and $6,200,000 of publicly issued term debt. Our publicly issued term debt is governed by our indentures and related supplements. These indentures and related supplements and our credit agreement contain covenants that generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, and require us to maintain various financial ratios and our credit agreement currently restricts our ability to make certain investments and limits our distributions under certain circumstances. Our credit agreement and our unsecured senior notes, indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business manager. As of December 31, 2021, we believe we were in compliance with all of the covenants under our indentures and their supplements and our credit agreement, subject to the waivers described above and except as otherwise noted above and below.
Senior Notes Indenture Covenants
The following table summarizes the results of the financial tests required by the indentures and related supplements for our senior unsecured notes as of December 31, 2021:

	Actual Results	Covenant Requirement
Total debt / adjusted total assets	56.4%	Maximum of 60%
Secured debt / adjusted total assets	7.8%	Maximum of 40%
Consolidated income available for debt service / debt service	1.20x	Minimum of 1.50x
Total unencumbered assets / unsecured debt	176.3%	Minimum 150%
The above consolidated income available for debt service to debt service coverage ratio as of December 31, 2021 is based on results for the year ended December 31, 2021. This ratio was 1.56x as of year-end December 31, 2020 and, as noted above, 1.20x as of December 31, 2021. We are currently unable to incur additional debt while we remain below the required covenant level.
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

The following table presents summarized financial information for us and the subsidiary guarantors, on a combined basis after elimination of (i) intercompany transactions and balances among us and the subsidiary guarantors and (ii) equity in earnings from, and any investments in, any of our non-guarantor subsidiaries:

As of December 31, 2021
Real estate properties, net(1)	$5,607,883
Intercompany balances(2)	826,338
Other assets, net	2,074,353

Indebtedness, net	$7,143,022
Other liabilities	430,267

Year Ended December 31, 2021
Revenues	$1,318,080
Expenses	1,920,573
Net loss	$(602,493)
(1)Real estate properties, net as of December 31, 2021 includes $199,637 of properties owned directly by us and not included in the assets of the subsidiary guarantors.
(2)Intercompany balances represent receivables from non-guarantor subsidiaries.
Related Person Transactions
We have relationships and historical and continuing transactions with RMR LLC, RMR Inc., TA and Sonesta and others affiliated with them. For further information about these and other such relationships and related person transactions, see Notes 4, 5, 8 and 9 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which are incorporated herein by reference and our other filings with the SEC, including our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2021. For further information about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements,” “Business” in Part I, Item 1 and “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. We may engage in additional transactions with related persons, including businesses to which RMR LLC or its subsidiaries provide management services.
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
Certain of our properties are leased on a triple net basis, pursuant to non-cancelable, fixed term, operating leases. Each time we enter a new lease or materially modify an existing lease we evaluate its classification as either a finance or operating lease. The classification of a lease as finance, sales-type, direct financing or operating affects the carrying value of a property, as well as our recognition of rental payments as revenue. These evaluations require us to make estimates of, among other things, the remaining useful life and market value of a leased property, appropriate present value discount rates and future cash flows. Incorrect assumptions or estimates may result in misclassification of our leases. See Note 2 to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for further discussion on the impact to our accounting for leases due to recent accounting pronouncements.

We account for income taxes in accordance with the Income Taxes Topic of the Codification. Under this Topic, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We establish valuation allowances to reduce deferred tax assets to the amounts that are expected to be realized when necessary. We have elected to be taxed as a REIT under the IRC and are generally not subject to federal and state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. Despite our qualification for taxation as a REIT, we are subject to income tax in Canada, Puerto Rico and in certain states. Further, we lease our managed hotels to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated tax return and are subject to federal, state and foreign income tax. Our consolidated income tax provision (or benefit) includes the income tax provision (or benefit) related to the operations of the TRSs and state and foreign income taxes incurred by us despite our qualification for taxation as a REIT. The Income Taxes Topic also prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Tax benefits are recognized only to the extent that it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. Tax returns filed for the 2018 through 2021 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.
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

Property and Operating Statistics (dollar amounts in thousands)
As of December 31, 2021, we owned and managed a diverse portfolio of hotels and net lease properties across the United States and in Puerto Rico and Canada with 145 distinct brands across 22 industries.
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

Comparable Hotels*		No. of Hotels	No. of Rooms or Suites	Occupancy			ADR			RevPAR
	Service Level			Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
Brand				2021	2020	Change	2021	2020	Change	2021	2020	Change
Sonesta (1)	Full Service	18	6,110	47.6%	35.5%	12.1 pts	$116.07	$117.10	(0.9)%	$55.25	$41.57	32.9%
Royal Sonesta (1)	Full Service	8	2,362	32.3%	25.5%	6.8 pts	159.20	142.73	11.5%	51.42	36.40	41.3%
Radisson Hotel	Full Service	4	969	52.8%	34.9%	17.9 pts	106.26	102.80	3.4%	56.11	35.88	56.4%
Crowne Plaza	Full Service	1	495	46.6%	29.6%	17.0 pts	111.83	111.50	0.3%	52.11	33.00	57.9%
Country Inn and Suites	Full Service	1	84	51.5%	40.0%	11.5 pts	87.47	83.33	5.0%	45.05	33.33	35.2%
Full Service Total/Average		32	10,020	44.4%	32.9%	11.5 pts	121.91	119.73	1.8%	54.13	39.39	37.4%
Sonesta Select (1)	Select Service	63	8,888	37.2%	30.9%	6.3 pts	100.94	107.61	(6.2)%	37.55	33.25	12.9%
Hyatt Place	Select Service	17	2,107	60.7%	45.1%	15.6 pts	101.76	92.88	9.6%	61.77	41.89	47.5%
Courtyard	Select Service	13	1,813	50.7%	30.0%	20.7 pts	103.14	92.68	11.3%	52.29	27.80	88.1%
Select Service Total/Average		93	12,808	43.0%	33.1%	9.9 pts	101.50	102.40	(0.9)%	43.65	33.89	28.8%
Sonesta ES Suites (1)	Extended Stay	90	11,233	65.9%	53.7%	12.2 pts	100.09	102.18	(2.0)%	65.96	54.87	20.2%
Sonesta Simply Suites (1)	Extended Stay	62	7,698	68.6%	62.8%	5.8 pts	71.06	69.52	2.2%	48.75	43.66	11.7%
Residence Inn	Extended Stay	3	342	57.2%	42.0%	15.2 pts	110.01	104.26	5.5%	62.93	43.79	43.7%
Extended Stay Total/Average		155	19,273	66.8%	57.2%	9.6 pts	88.40	87.85	0.6%	59.05	50.25	17.5%
Comparable Hotels Total/Average		280	42,101	54.2%	44.1%	10.1 pts	$98.07	$96.84	1.3%	$53.15	$42.71	24.4%
*We generally define comparable hotels as those that were owned by us and were open and operating for the entire periods being compared. For the years ended December 31, 2021 and 2020, our comparable results excluded 23 hotels that had suspended operations during part of the periods presented.

All Hotels*		No. of Hotels	No. of Rooms or Suites	Occupancy			ADR			RevPAR
	Service Level			Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
Brand				2021	2020	Change	2021	2020	Change	2021	2020	Change
Sonesta (1)	Full Service	25	8,040	47.3%	33.3%	14.0 pts	128.25	122.18	5.0%	60.66	40.69	49.1%
Royal Sonesta (1)	Full Service	17	5,663	35.7%	23.7%	12.0 pts	190.02	170.45	11.5%	67.84	40.40	67.9%
Radisson Hotel	Full Service	5	1,149	50.4%	32.1%	18.3 pts	105.23	108.73	(3.2)%	53.04	34.90	52.0%
Crowne Plaza	Full Service	1	495	46.6%	29.6%	17.0 pts	111.83	111.50	0.3%	52.11	33.00	57.9%
Country Inn and Suites	Full Service	3	430	50.0%	25.9%	24.1 pts	$109.10	$99.25	9.9%	$54.55	$25.71	112.2%
Full Service Total/Average		51	15,777	43.5%	29.6%	13.9 pts	143.02	133.28	7.3%	62.21	39.45	57.7%
Sonesta Select (1)	Select Service	63	8,888	41.8%	30.9%	10.9 pts	100.94	107.61	(6.2)%	42.19	33.25	26.9%
Hyatt Place	Select Service	17	2,107	63.3%	45.1%	18.2 pts	101.76	92.88	9.6%	64.41	41.89	53.8%
Courtyard	Select Service	13	1,813	50.8%	30.0%	20.8 pts	103.14	92.68	11.3%	52.40	27.80	88.5%
Select Service Total/Average		93	12,808	43.0%	33.1%	9.9 pts	101.50	102.40	(0.9)%	43.65	33.89	28.8%
Sonesta ES Suites (1)	Extended Stay	91	11,379	65.4%	53.4%	12.0 pts	100.25	102.28	(2.0)%	65.56	54.62	20.0%
Sonesta Simply Suites (1)	Extended Stay	65	8,040	66.9%	62.2%	4.7 pts	70.58	69.11	2.1%	47.22	42.99	9.8%
Residence Inn	Extended Stay	3	342	58.6%	42.0%	16.6 pts	110.01	104.26	5.5%	64.47	43.79	47.2%
Extended Stay Total/Average		159	19,761	66.8%	56.8%	10.0 pts	88.08	87.51	0.7%	58.84	49.71	18.4%
All Hotels Total/Average		303	48,346	53.0%	42.0%	11.2 pts	$105.36	$100.77	4.3%	$55.84	$42.32	32.2%
* Results of all hotels owned as of December 31, 2021. Excludes the results of hotels sold during the periods presented.
(1)Includes operator data for periods prior to when certain hotels were managed by Sonesta.

Net Lease Portfolio
As of December 31, 2021, our net lease properties were 98.1% occupied and we had 30 properties available for lease. During the year ended December 31, 2021, we entered into lease renewals for 828,452 rentable square feet (30 properties) at weighted (by rentable square feet) average rents that were 2.7% below prior rents for the same space. The weighted (by rentable square feet) average lease term for these leases was 13.1 years. Also during the year ended December 31, 2021, we entered into new leases for an aggregate of 185,288 rentable square feet (12 properties) at weighted (by rentable square feet) average rents that were 27.4% below prior rents for the same space. The weighted (by rentable square feet) average lease term for these leases was 13.1 years.
As of December 31, 2021, our net lease tenants operated across more than 134 brands. The following table identifies the top ten brands based on annualized minimum rent.

	Brand	No. of Buildings	Investment (1)	Percent of Total Investment	Annualized Minimum Rent (2)	Percent of Total Annualized Minimum Rent (2)	Coverage (3)
1.	TravelCenters of America	134	$2,289,189	44.6%	$168,012	45.4%	2.26x
2.	Petro Stopping Centers	45	1,021,226	19.9%	78,099	21.1%	1.99x
3.	AMC Theatres	11	102,580	2.0%	7,751	2.1%	0.18x
4.	The Great Escape	14	98,242	1.9%	7,140	1.9%	7.79x
5.	Life Time Fitness	3	92,617	1.8%	5,770	1.6%	1.24x
6.	Buehler's Fresh Foods	5	76,536	1.5%	5,657	1.5%	5.90x
7.	Heartland Dental	59	61,120	1.2%	4,561	1.2%	4.36x
8.	Norms	10	53,673	1.0%	1,584	0.4%	0.47x
9.	Express Oil Change	23	49,724	1.0%	3,717	1.0%	4.34x
10.	Regal Cinemas	6	44,476	0.9%	3,658	1.0%	0.17x
11.	Other (4)	478	1,241,808	24.2%	83,784	22.8%	3.39x
	Total	788	$5,131,191	100.0%	$369,733	100.0%	2.58x
(1)Represents historical cost of our properties plus capital improvements funded by us less impairment write-downs, if any.
(2)Each of the leases in our net lease portfolio provides for payment to us of minimum rent. Certain of these minimum payment amounts are secured by full or limited guarantees. Annualized minimum rent amounts represent cash rent amounts due to us and exclude adjustments, if any, to record scheduled rent changes under certain of our leases, the deferred rent obligations payable to us under our leases with TA, and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks at our travel centers on a straight line basis, or any reimbursement of expenses paid by us.
(3)See page 64 for our definition of coverage.
(4)Consists of 124 distinct brands with an average investment of $10,140 and average annual minimum rent of $676.
As of December 31, 2021, our top ten net lease tenants based on our investments are listed below.

	Tenant	Brand Affiliation	No. of Buildings	Investment (1)	Percent of Total Investment	Annualized Minimum Rent (2)	Percent of Total Annualized Minimum Rent (2)	Coverage (3)
1.	TravelCenters of America	TravelCenters of America / Petro Stopping Centers	179	$3,310,415	64.5%	$246,110	66.6%	2.18x	(4)
2.	American Multi-Cinema, Inc.	AMC Theatres	11	102,580	2.0%	7,751	2.1%	0.18x
3.	Universal Pool Co., Inc.	The Great Escape	14	98,242	1.9%	7,140	1.9%	7.79x
4.	Healthy Way of Life II, LLC	Life Time Fitness	3	92,617	1.8%	5,770	1.6%	1.24x
5.	Styx Acquisition, LLC	Buehler's Fresh Foods	5	76,536	1.5%	5,657	1.5%	5.90x
6.	Professional Resource Development, Inc.	Heartland Dental	59	61,120	1.2%	4,561	1.2%	4.36x
7.	Norms Restaurants, LLC	Norms	10	53,673	1.0%	1,584	0.4%	0.47x
8.	Express Oil Change, L.L.C.	Express Oil Change	23	49,724	1.0%	3,717	1.0%	4.34x
9.	Regal Cinemas, Inc.	Regal Cinemas	6	44,476	0.9%	3,658	1%	0.17x
10.	Pilot Travel Centers LLC	Pilot Travel Center	3	41,681	0.8%	3,183	0.9%	4.03x
	Subtotal, top 10		313	3,931,064	76.6%	289,131	78.2%	2.37x
11.	Other (5)	Various	475	1,200,127	23.4%	80,602	21.8%	3.35x
	Total		788	$5,131,191	100.0%	$369,733	100.0%	2.58x
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
(3)See page 64 for our definition of coverage.
(4)TA is our largest tenant. We lease 179 travel centers (134 under the TravelCenters of America brand and 45 under the Petro Stopping Centers brand) to a subsidiary of TA under master leases that expire in 2029, 2031, 2032, 2033 and 2035, respectively. TA has two renewal options for 15 years each for all of the travel centers. In addition to the payment of our minimum rent, the TA leases provide for payment to us of percentage rent based on increases in total non-fuel revenues over base levels (3.5% of non-fuel revenues above threshold amounts defined in the agreements). TA’s remaining deferred rent obligation of $22,018 as of December 31, 2021 is being paid in quarterly installments of $4,404 through January 31, 2023.
(5)Consists of 164 tenants with an average investment of $7,318 and average annual minimum rent of $491.
As of December 31, 2021, our net lease tenants operated across 21 distinct industries within the service-oriented retail sector of the U.S. economy.

Industry	No. of Buildings (1)	Investment (1)	Percent of Total Investment	Annualized Minimum Rent (2)	Percent of Total Annualized Minimum Rent (2)	Coverage (3)
Travel Centers	182	$3,352,096	65.3%	$249,293	67.5%	2.20x
Restaurants-Quick Service	227	301,528	5.9%	20,365	5.5%	2.92x
Restaurants-Casual Dining	53	192,170	3.7%	9,642	2.6%	2.00x
Movie Theaters	22	190,725	3.7%	14,008	3.8%	0.23x
Health and Fitness	13	185,458	3.6%	10,964	3.0%	1.45x
Grocery Stores	19	129,219	2.5%	9,180	2.5%	5.38x
Home Goods and Leisure	20	118,899	2.3%	9,041	2.4%	7.79x
Medical, Dental Office	71	118,098	2.3%	9,355	2.5%	4.19x
Automotive Equipment & Services	64	98,473	1.9%	7,126	1.9%	3.19x
Entertainment	4	61,436	1.2%	4,343	1.2%	2.18x
Automotive Dealers	8	60,119	1.2%	5,080	1.4%	6.16x
General Merchandise Stores	5	56,321	1.1%	3,892	1.1%	3.24x
Educational Services	9	55,647	1.1%	4,376	1.2%	1.42x
Miscellaneous Manufacturing	7	32,873	0.6%	2,445	0.7%	15.54x
Building Materials	27	31,317	0.6%	2,610	0.7%	4.20x
Car Washes	5	28,658	0.6%	2,128	0.6%	1.89x
Drug Stores and Pharmacies	7	19,251	0.4%	1,258	0.3%	1.95x
Sporting Goods	3	17,595	0.3%	1,081	0.2%	5.12x
Legal Services	5	11,362	0.2%	1,119	0.2%	-2.75x
Dollar Stores	3	2,971	0.1%	186	0.1%	3.09x
Other	4	10,419	0.2%	2,241	0.6%	2.52x
Vacant	30	56,556	1.1%	—	—%	n/a
Total	788	$5,131,191	100.0%	$369,733	100.0%	2.58x
(1)Represents historical cost of our net lease properties plus capital improvements funded by us less impairment write-downs, if any.
(2)Each of the leases in our net lease portfolio provides for payment to us of minimum rent, respectively. Certain of these minimum payment amounts are secured by full or limited guarantees. Annualized minimum rent amounts represent cash rent amounts due to us and exclude adjustments, if any, to record scheduled rent changes under certain of our leases, the deferred rent obligations payable to us under our leases with TA, and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks at our travel centers on a straight line basis, or any reimbursement of expenses paid by us.
(3)See page 64 for our definition of coverage.

As of December 31, 2021, lease expirations at our net lease properties by year are as follows.

			Percent of Total	Cumulative % of
	Square	Annualized Minimum	Annualized Minimum	Total Minimum
Year(1)	Feet	Rent Expiring	Rent Expiring	Rent Expiring
2022	384,823	2,939	0.8%	0.8%
2023	317,732	2,902	0.8%	1.6%
2024	779,371	11,639	3.1%	4.7%
2025	434,358	8,903	2.4%	7.1%
2026	1,077,985	11,970	3.2%	10.3%
2027	976,451	13,347	3.6%	13.9%
2028	562,490	9,712	2.6%	16.5%
2029	1,324,129	47,806	12.9%	29.4%
2030	138,590	4,160	1.1%	30.5%
2031	1,313,222	48,782	13.2%	43.7%
2032	1,266,322	53,390	14.4%	58.1%
2033	1,146,326	52,267	14.3%	72.4%
2034	115,646	4,057	1.1%	73.5%
2035	2,234,644	80,285	21.7%	95.2%
2036	552,708	6,878	1.9%	97.1%
2037	3,030	70	0.0%	97.1%
2038	44,484	1,048	0.3%	97.4%
2039	134,901	3,209	0.9%	98.3%
2040	115,142	2,441	0.7%	99.0%
2041	223,043	2,189	0.6%	99.6%
2042	57,499	155	0.0%	99.6%
2043	—	—	0.0%	99.6%
2044	—	—	0.0%	99.6%
2045	63,489	1,584	0.4%	100.0%
Total	13,266,385	$369,733	100.0%
(1)The year of lease expiration is pursuant to contract terms.
As of December 31, 2021, shown below is the list of our top ten states where our net lease properties are located. No other state represents more than 2% of our net lease annual minimum rents.

			Percent of Total
	Square	Annualized Minimum	Annualized Minimum
State	Feet	Rent	Rent
Texas	1,205,393	$32,399	8.8%
Ohio	1,302,273	26,241	7.1%
Illinois	1,016,187	26,108	7.1%
California	399,045	21,774	5.9%
Georgia	597,248	20,180	5.5%
Florida	538,130	16,117	4.4%
Arizona	476,651	16,865	4.6%
Indiana	637,239	16,994	4.6%
Pennsylvania	543,959	15,534	4.2%
Nevada	190,262	9,625	2.6%
Other	6,615,673	167,896	45.2%
Total	13,522,060	$369,733	100.0%
Seasonality
Our hotels and travel centers have historically experienced seasonal differences typical of their industries with higher revenues in the second and third quarters of calendar years compared with the first and fourth quarters. Most of our leases require our tenants to make the substantial portion of our rent payments to us in equal amounts throughout the year. The return payments to us under certain of our management agreements depend exclusively upon earnings at these properties and, accordingly, our income and cash flows from these properties reflect the seasonality of the hotel industry. The COVID-19 pandemic and current economic conditions have significantly altered the seasonal aspects of our business and may continue to do so, including negatively affecting the historical increased business we typically experienced in the second and third quarters.

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
Non-GAAP Financial Measures
We present certain “non-GAAP financial measures” within the meaning of the applicable SEC rules, including FFO and Normalized FFO. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net income (loss) as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net income (loss) as presented in our consolidated statements of comprehensive income (loss). We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net income (loss). We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, they may facilitate a comparison of our operating performance between periods and with other REITs.
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

Our calculations of FFO and Normalized FFO for the years ended December 31, 2021, 2020 and 2019 and reconciliations of net income (loss) available for common shareholders, the most directly comparable financial measure under GAAP reported in our consolidated financial statements, to those amounts appear in the following table (amounts in thousands, except per share amounts).

		For the Year Ended December 31,
		2021	2020	2019
Net income (loss)		$(544,603)	$(311,382)	$259,750
Add (Less):	Depreciation and amortization expense	485,965	498,908	428,448
	Gain on sale of real estate, net (1)	(11,522)	(2,261)	(159,535)
	Loss on asset impairment (2)	78,620	55,756	39,296
	Unrealized (gains) losses on equity securities, net (3)	(22,535)	(19,882)	40,461
	Adjustments to reflect our share of FFO attributable to an investee (4)	2,605	(61)	—
FFO		(11,470)	221,078	608,420
Add (Less):	Transaction related costs (5)	64,764	15,100	1,795
	Loss on early extinguishment of debt (6)	—	9,394	8,451
	Loss contingency (7)	—	3,962	1,997
	Gain on insurance settlement, net of tax (8)	—	(48,536)	—
	Adjustments to reflect our share of Normalized FFO attributable to an investee (4)	2,270	964	—
Normalized FFO		$55,564	$201,962	$620,663

Weighted average shares outstanding (basic)		164,566	$164,422	$164,312
Weighted average shares outstanding (diluted) (9)		164,566	$164,422	$164,340

Basic and diluted per common share amounts:
Net income (loss)		$(3.31)	$(1.89)	$1.58
FFO		$(0.07)	$1.34	$3.70
Normalized FFO		$0.34	$1.23	$3.78
	Distributions declared per share	$0.04	$0.57	$2.15
(1)We recorded a $11,522 net gain on sales of seven hotels and eleven net lease properties during the year ended December 31, 2021. We recorded a $2,261 net gain on sales of 18 hotels and 21 net lease properties during the year ended December 31, 2020. We recorded a $159,535 gain on sale of real estate during the year ended December 31, 2019 in connection with the sales of 20 travel centers.
(2)We recorded a $78,620 loss on asset impairment during the year ended December 31, 2021 to reduce the carrying value of 35 hotels and 26 net lease properties to their estimated fair value. We recorded a $55,756 loss on asset impairment during the year ended December 31, 2020 to reduce the carrying value of 18 hotels and 13 net lease properties to their estimated fair value. We recorded a $39,296 loss on asset impairment during the year ended December 31, 2019 to reduce the carrying value of 19 net lease properties to their estimated fair value less costs to sell and two hotels to their estimated fair value.
(3)Unrealized gains and losses on equity securities, net represent the adjustment required to adjust the carrying value of our investments in TA common shares to their fair value.
(4)Represents our proportionate share of our equity investment in Sonesta during the years ended December 31, 2021 and 2020.
(5)Transaction related costs for the year ended December 31, 2021 include $38,446 of working capital advances we previously funded under our agreements with Marriott, IHG and Hyatt as a result of the amounts no longer expected to be recoverable, $19,920 of hotel manager transition related costs resulting from the rebranding of 94 hotels to Sonesta during the period, and $6,398 of legal costs related to our arbitration proceeding with Marriott. Transaction costs for the year ended December 31, 2020 include $15,100 of hotel manager transition related costs resulting from the rebranding of 115 hotels to Sonesta during the periods. Transaction related costs for the year ended December 31, 2019 represents costs related to our exploration of possible financing transactions.

(6)We recorded a loss of $9,394 loss on early extinguishment of debt, net of unamortized discount and deferred financing costs, relating to the repurchase of certain of our senior notes during the year ended December 31, 2020. We recorded a $8,451 loss on early extinguishment of debt in the year ended December 31, 2019 related to the termination of a term loan commitment we arranged in connection with the acquisition of a net lease portfolio.
(7)Hotel operating expenses for the year ended December 31, 2020 include a $3,962 loss contingency related to a litigation matter at certain hotels. We recorded a $1,997 loss contingency during the year ended December 31, 2019 for an expected settlement of a historical pension withdrawal liability for a hotel we rebranded.
(8)We recorded a $62,386 gain on insurance settlement during the year ended December 31, 2020 for insurance proceeds received for our then leased hotel in San Juan, PR related to Hurricane Maria. Under GAAP, we were required to increase the building basis of our San Juan hotel for the amount of the insurance proceeds. We also recorded a $13,850 deferred tax liability as a result of the book value to tax basis difference related to this accounting during the year ended December 31, 2020.
(9)Represents weighted average common shares adjusted to reflect the potential dilution of unvested share awards.

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
Fixed Rate Debt
At December 31, 2021, our outstanding publicly tradable debt consisted of thirteen issues of fixed rate, senior notes:

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
No principal repayments are due under these notes until maturity. Because these notes require interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are one percentage point higher than the rates shown above, our per annum interest cost would increase by approximately $62,000. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2021 and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point change in interest rates would change the fair value of those debt obligations by approximately $219,241.
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
Floating Rate Debt
At December 31, 2021, our floating rate debt consisted of $1,000,000 outstanding under our $1,000,000 revolving credit facility. The maturity date of our revolving credit facility is July 15, 2022, and, subject to our meeting certain conditions, including our payment of an extension fee, we have an option to extend the stated maturity date of the facility by two additional six month periods. No principal repayments are required under our revolving credit facility prior to maturity and repayments may be made and redrawn subject to conditions at any time without penalty. Borrowings under our revolving credit facility are in U.S. dollars and require annual interest to be paid at the rate of LIBOR plus premiums that are subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR and to changes in our credit ratings. In addition, upon renewal or refinancing of our revolving credit facility, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of this floating rate debt but would affect our operating results.

The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of December 31, 2021:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact (2)
At December 31, 2021	2.85%	$1,000,000	$28,500	$0.01
One percentage point increase	3.85%	$1,000,000	$38,500	$0.02
(1)Weighted average based on the interest rates and the respective outstanding borrowings as of December 31, 2021.
(2)Based on diluted weighted average common shares outstanding for the year ended December 31, 2021.
The foregoing table shows the impact of an immediate change in floating interest rates as of December 31, 2021. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts under our revolving credit facility or other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.
LIBOR Phase Out
As of December 31, 2021, LIBOR has been phased out for new contracts and is expected to be phased out for pre-existing contracts by June 30, 2023. We are required to pay interest on borrowings under our credit facility at floating rates based on LIBOR and interest we may pay on future debt that we may incur may also require that we pay interest based upon LIBOR. We currently expect that, as a result of any phase out of LIBOR, the interest rates under our credit agreement will be revised as provided under the agreement or amended as necessary to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR. Despite our current expectations, we cannot be sure that any changes to the determination of interest under our agreements would approximate the current calculation in accordance with LIBOR. We cannot be certain of what standard, if any, will replace LIBOR, and any alternative interest rate index that may replace LIBOR may result in our paying increased interest.
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
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, we believe that, as of December 31, 2021, our internal control over financial reporting is effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our 2021 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information. We may grant common shares to our officers and other employees of RMR LLC under our 2012 Equity Compensation Plan, or the 2012 Plan. In addition, each of our Trustees receives common shares as part of his or her annual compensation for serving as a Trustee and such shares are awarded under the 2012 Plan. The terms of awards made under the 2012 Plan are determined by the Compensation Committee of our Board of Trustees at the time of the award. The following table is as of December 31, 2021.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securityholders—2012 Plan	None.	None.	1,761,393 (1)
Equity compensation plans not approved by securityholders	None.	None.	None.
Total	None.	None.	1,761,393 (1)
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
Significant Tenant
TA is our former subsidiary and is the lessee of 27.5% of our real estate properties, at cost, as of December 31, 2021.
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

4.20
Supplemental Indenture, dated as of January 29, 2021, among the Company, SVC Gatehall Drive TRS LLC and U.S. Bank National Association, relating to the Company’s 7.50% Senior Notes due 2025. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.)

4.21
Supplemental Indenture, dated as of July 8, 2021, among the Company, SVCN 1 LLC, SVCN 4 LLC and U.S. Bank National Association, relating to the Company’s 7.50% Senior Notes due 2025. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.)

4.22
Supplemental Indenture, dated as of October 28, 2021, among the Company, SVC Minneapolis TRS LLC and U.S. Bank National Association, relating to the Company’s 7.50% Senior Notes due 2025. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.)

4.23
Tenth Supplemental Indenture, dated as of November 20, 2020, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank National Association, relating to the Company’s 5.50% Senior Notes due 2027, including form thereof. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.)

4.24
Supplemental Indenture, dated as of January 29, 2021, among the Company, SVC Gatehall Drive TRS LLC and U.S. Bank National Association, relating to the Company’s 5.50% Senior Notes due 2027. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.)

4.25
Supplemental Indenture, dated as of July 8, 2021, among the Company, SVCN 1 LLC, SVCN 4 LLC and U.S. Bank National Association, relating to the Company’s 5.50% Senior Notes due 2027. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.)

4.26
Supplemental Indenture, dated as of October 28, 2021, among the Company, SVC Minneapolis TRS LLC and U.S. Bank National Association, relating to the Company’s 5.50% Senior Notes due 2027. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.)

4.27
Registration Rights and Lock-Up Agreement, dated as of June 5, 2015, among the Company, ABP Trust (f/k/a Reit Management & Research Trust) and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2015.)

4.28	Description of Securities. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.)
8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)
10.1
Second Amended and Restated Business Management Agreement, dated as of June 5, 2015, between the Company and The RMR Group LLC. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2015.)

10.2
First Amendment to Second Amended and Restated Business Management Agreement, effective as of August 1, 2021, between the Company and The RMR Group LLC. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.)

10.3
Third Amended and Restated Property Management Agreement, dated as of June 22, 2021, between the Company and the RMR Group LLC. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.)

10.4	Summary of Trustee Compensation. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 17, 2021.)
10.5	2012 Equity Compensation Plan. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 14, 2012.)
10.6	First Amendment to 2012 Equity Compensation Plan. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)
10.7	Form of Restricted Share Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.)
10.8	Form of Share Award Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.)
10.9	Form of Share Award Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.)
10.10	Form of Indemnification Agreement. (+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.)

10.11
Second Amended and Restated Credit Agreement, dated as of May 10, 2018, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions initially a signatory thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 15, 2018.)

10.12
First Amendment to Second Amended and Restated Credit Agreement, dated as of September 17, 2019, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions signatory thereto. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.)

10.13
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

10.15
Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of June 11, 2021, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions signatory thereto. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.)

10.16
Pledge Agreement, dated as of May 8, 2020, between the Company, certain of its direct and indirect Subsidiaries and Wells Fargo Bank, National Association. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.)

10.17
Pledge Amendment, dated as of May 22, 2020, among the Company, Banner NewCo LLC, Highway Ventures Borrower LLC and Highway Ventures Properties Trust. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.)

10.18	Pledge Amendment, dated as of June 15, 2020, by Banner NewCo LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.)
10.19
Pledge Supplement No. 1, dated as of June 15, 2020, between HPT TA Properties Trust and Wells Fargo Bank, National Association. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.)

10.20
Pledged Interest Release Letter, dated as of June 17, 2020, between the Company and Wells Fargo Bank, National Association. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.)

10.21	Pledge Amendment, dated as of September 14, 2020, by Banner NewCo LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.)
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

10.24
Third Amendment to Second Amended and Restated Credit Agreement, dated as of November 5, 2020, between the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions signatory thereto. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.)

10.25
Pledge Supplement No. 2, dated as of November 5, 2020, between the Company, Highway Ventures Borrower LLC, HPT SN Holding, Inc. and Wells Fargo Bank, National Association. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.)

10.26
Release of Certain Guarantors, dated as of November 13, 2020, among the Company, certain subsidiaries of the Company named therein and U.S. Bank National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 17, 2020.)

10.27
Transaction Agreement, dated as of February 27, 2020, between Sonesta Holdco Corporation and the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.)

10.28
Representative Form of Amended and Restated Management Agreement among Sonesta International Hotels Corporation, Cambridge TRS, Inc., HPT CY TRS, Inc., HPT TRS IHG-2, Inc. and HRP TRS MRP, Inc. (Sale Hotels) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 10, 2022). (Schedules thereto filed herewith.) (Schedule of applicable agreements filed herewith.)

10.29
Amended, Restated and Consolidated Pooling Agreement for Sale Hotels, dated as of January 1, 2022, among Sonesta International Hotels Corporation, certain subsidiaries of the Company named therein as owners and certain subsidiaries of Sonesta International Hotels Corporation named therein as managers. (Sale Hotels) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 10, 2022). (Schedules thereto filed herewith.)

10.30
Stockholders Agreement, dated as of February 27, 2020, by and among Sonesta Holdco Corporation, the Company, SVC Holdings LLC, Adam D. Portnoy and Diane Portnoy, as trustee of the Diane Portnoy 2019 Revocable Trust under agreement dated May 28, 2019. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.)

10.31
Representative Form of Amended and Restated Management Agreement among Sonesta International Hotels Corporation, Cambridge TRS, Inc., HPT CY TRS, Inc., HPT TRS IHG-2, Inc. and HRP TRS MRP, Inc. (Retained Hotels) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 10, 2022). (Schedules thereto filed herewith.) (Schedule of applicable agreements filed herewith.)

10.32
Amended, Restated and Consolidated Pooling Agreement, dated as of January 1, 2022, among Sonesta International Hotels Corporation, certain subsidiaries of the Company named therein as owners and certain subsidiaries of Sonesta International Hotels Corporation named therein as managers. (Retained Hotels) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 10, 2022). (Schedules thereto filed herewith.)

10.33
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

10.40
First Amendment to Second Amended and Restated Lease Agreement No. 4, dated as of March 9, 2021, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.)

10.41	Second Amendment to Second Amended and Restated Lease Agreement No. 4, dated as of November 9, 2021, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Filed herewith.)
10.42
Amended and Restated Guaranty Agreement, dated as of October 14, 2019, by TravelCenters of America Inc. for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (relating to Second Amended and Restated Lease Agreement No. 4). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.)

10.43
Amended and Restated Lease Agreement No. 5, dated as of October 14, 2019, among Highway Ventures Properties Trust, Highway Ventures Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.)

10.44
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

Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm
To the Trustees and Shareholders of Service Properties Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Service Properties Trust (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income (loss), shareholders' equity, and cash flows for the years ended December 31, 2021 and 2020, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Impairment of Real Estate Properties — Refer to Notes 2 and 13 to the financial statements
Critical Audit Matter Description
The Company’s investments in real estate assets are evaluated for impairment periodically or when events or changes in circumstances indicate that the carrying amount of a real estate asset may not be recoverable. Impairment indicators may include declining tenant or resident occupancy, weak or declining profitability from the property, decreasing tenant cash flows or liquidity, the Company’s decision to dispose of an asset before the end of its estimated useful life, and legislative, market or industry changes that could permanently reduce the value of an asset. If indicators of impairment are identified for any real estate asset, the Company evaluates the recoverability of that real estate asset by comparing undiscounted future cash flows expected to be generated by the real estate asset over the Company’s expected remaining hold period to the respective carrying amount. The Company’s undiscounted future cash flows analysis requires management to make significant estimates and assumptions related to expected remaining hold periods, market rents, and terminal capitalization rates.
We identified the impairment of real estate assets as a critical audit matter because of the significant estimates and assumptions management makes to evaluate the recoverability of real estate assets. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of the significant estimates and assumptions related to expected remaining hold periods, market rents, and terminal capitalization rates within management’s undiscounted future cash flows analysis which are sensitive to future market or industry considerations.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the undiscounted cash flows analysis for each real estate asset or group of assets with impairment indicators included the following among others:
•We tested the effectiveness of controls over management’s evaluation of the recoverability of real estate property assets, including the key assumptions utilized in estimating the undiscounted future cash flows.
•We evaluated the undiscounted cash flow analysis including estimates of expected remaining hold period, market rents, and terminal capitalization rates for each real estate asset or group of assets with impairment indicators by (1) evaluating the source information and assumptions used by management and (2) comparing management’s projections to external market sources and evidence obtained in other areas of our audit.
•We evaluated the reasonableness of management’s undiscounted future cash flows analysis by developing an independent expectation of future undiscounted cash flows based on third party market data and compared that independent estimate to the carrying amount of the real estate asset or group of assets with indicators of impairment. We compared our analysis of the recoverability of the real estate asset or group of assets to the Company's analysis.
•We made inquiries of management about the current status of potential transactions and about management’s judgments to understand the probability of future events that could affect the expected remaining hold period and other cash flow assumptions for the properties.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 24, 2022

We have served as the Company’s auditor since 2020.

Report of Independent Registered Public Accounting Firm
To the Trustees and Shareholders of Service Properties Trust
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Service Properties Trust (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 24, 2022, expressed an unqualified opinion on those financial statements.
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
February 24, 2022

Report of Independent Registered Public Accounting Firm
To the Trustees and Shareholders of Service Properties Trust

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of comprehensive income, shareholders' equity and cash flows of Service Properties Trust (the “Company”) for the year ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
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
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Boston, Massachusetts
February 28, 2020

SERVICE PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	As of December 31,
	2021	2020
ASSETS
Real estate properties:
Land	$1,918,385	$2,030,440
Buildings, improvements and equipment	8,307,248	9,131,832
Total real estate properties, gross	10,225,633	11,162,272
Accumulated depreciation	(3,281,659)	(3,280,110)
Total real estate properties, net	6,943,974	7,882,162
Acquired real estate leases and other intangibles, net	283,241	325,845
Assets held for sale	515,518	13,543
Cash and cash equivalents	944,043	73,332
Restricted cash	3,375	18,124
Due from related persons	48,168	55,530
Other assets, net	414,996	318,783
Total assets	$9,153,315	$8,687,319

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$1,000,000	$78,424
Senior unsecured notes, net	6,143,022	6,130,166
Accounts payable and other liabilities	433,448	345,373
Due to related persons	21,539	30,566
Total liabilities	7,598,009	6,584,529

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 165,092,333 and 164,823,833 shares issued and outstanding, respectively	1,651	1,648
Additional paid in capital	4,552,558	4,550,385
Cumulative other comprehensive income (loss)	779	(760)
Cumulative net income available for common shareholders	2,635,660	3,180,263
Cumulative common distributions	(5,635,342)	(5,628,746)
Total shareholders’ equity	1,555,306	2,102,790
Total liabilities and shareholders’ equity	$9,153,315	$8,687,319
The accompanying notes are an integral part of these consolidated financial statements.

SERVICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Hotel operating revenues	$1,104,678	$875,098	$1,989,173
Rental income	390,902	390,156	326,975
Total revenues	1,495,580	1,265,254	2,316,148

Expenses:
Hotel operating expenses	1,010,737	682,804	1,410,927
Other operating expenses	15,658	15,208	8,357
Depreciation and amortization	485,965	498,908	428,448
General and administrative	53,439	50,668	54,639
Transaction related costs	64,764	15,100	1,795
Loss on asset impairment	78,620	55,756	39,296
Total expenses	1,709,183	1,318,444	1,943,462

Gain on sale of real estate, net	11,522	2,261	159,535
Dividend income	—	—	1,752
Gain on insurance settlement	—	62,386	—
Unrealized gains (losses) on equity securities, net	22,535	19,882	(40,461)
Interest income	664	284	2,215
Interest expense (including amortization of debt issuance costs and debt discounts and premiums of $21,036, $14,870 and $11,117, respectively)	(365,721)	(306,490)	(225,126)
Loss on early extinguishment of debt	—	(9,394)	(8,451)
Income (loss) before income taxes and equity in earnings (losses) of an investee	(544,603)	(284,261)	262,150
Income tax benefit (expense)	941	(17,211)	(2,793)
Equity in earnings (losses) of an investee	(941)	(9,910)	393
Net income (loss)	(544,603)	(311,382)	259,750
Other comprehensive income (loss):
Equity interest in investee’s unrealized gains (losses)	1,539	(760)	91
Other comprehensive income (loss)	1,539	(760)	91
Comprehensive income (loss)	$(543,064)	$(312,142)	$259,841

Weighted average common shares outstanding (basic)	164,566	164,422	164,312
Weighted average common shares outstanding (diluted)	164,566	164,422	164,340

Net income (loss) available for common shareholders per common share (basic and diluted)	$(3.31)	$(1.89)	$1.58
The accompanying notes are an integral part of these consolidated financial statements.

SERVICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

				Additional Paid in Capital	Cumulative Net Income	Cumulative Other Comprehensive Income (Loss)
	Number of Shares	Common Shares	Cumulative Common Distributions
							Total
Balance at December 31, 2018	164,441,709	$1,644	$(5,181,323)	$4,545,481	$3,231,895	$(266)	$2,597,431
Net income	—	—	—	—	259,750	—	259,750
Amounts reclassified from cumulative other comprehensive income to net income	—	—	—	—	—	175	175
Equity in unrealized gains of investees	—	—	—	—	—	91	91
Common share grants	155,100	2	—	2,855	—	—	2,857
Common share repurchases	(33,775)	—	—	(807)	—	—	(807)
Distributions	—	—	(353,619)	—	—	—	(353,619)
Balance at December 31, 2019	164,563,034	1,646	(5,534,942)	4,547,529	3,491,645	—	2,505,878
Net loss	—	—	—	—	(311,382)	—	(311,382)
Equity in unrealized losses of investees	—	—	—	—	—	(760)	(760)
Common share grants	305,400	2	—	3,209	—	—	3,211
Common share repurchases and forfeitures	(44,601)	—	—	(353)	—	—	(353)
Distributions	—	—	(93,804)	—	—	—	(93,804)
Balance at December 31, 2020	164,823,833	1,648	(5,628,746)	4,550,385	3,180,263	(760)	2,102,790
Net loss	—	—	—	—	(544,603)	—	(544,603)
Equity in unrealized gains of investees	—	—	—	—	—	1,539	1,539
Common share grants	340,700	3	—	2,964	—	—	2,967
Common share repurchases and forfeitures	(72,200)	—	—	(791)	—	—	(791)
Distributions	—	—	(6,596)	—	—	—	(6,596)
Balance at December 31, 2021	165,092,333	$1,651	$(5,635,342)	$4,552,558	$2,635,660	$779	$1,555,306

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$(544,603)	$(311,382)	$259,750
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	485,965	498,908	428,448
Amortization of debt issuance costs and debt discounts and premiums as interest	21,036	14,870	11,117
Straight line rental income	2,621	714	10,719
Security deposits utilized or replenished	—	(109,162)	(23,549)
Loss on early extinguishment of debt	—	9,394	8,451
Loss on asset impairment	78,620	55,756	39,296
Unrealized (gains) losses on equity securities, net	(22,535)	(19,882)	40,461
Equity in (earnings) losses of an investee	941	9,910	(393)
Distribution of earnings from Affiliates Insurance Company	—	—	2,423
Gain on sale of real estate, net	(11,522)	(2,261)	(159,535)
Gain on insurance settlement	—	(62,386)	—
Deferred income taxes	(1,688)	13,850	(127)
Other non-cash income expense, net	(2,625)	(2,558)	(614)
Changes in assets and liabilities:
Due from related persons	(5,875)	(33)	3,272
Other assets	60,182	(78,340)	(11,385)
Accounts payable and other liabilities	(5,061)	2,296	60,484
Due to related persons	(5,552)	17,910	(51,096)
Net cash provided by operating activities	49,904	37,604	617,722

Cash flows from investing activities:
Real estate acquisitions and deposits	(7,709)	(7,090)	(2,713,191)
Real estate improvements	(95,017)	(69,082)	(150,531)
Hotel managers’ purchases with restricted cash	(24,565)	(153,626)	(208,241)
Hotel manager’s deposit of insurance proceeds into restricted cash	—	22,488	25,000
Net proceeds from sale of real estate	51,412	167,542	816,450
Net proceeds from sale of equity securities	—	—	93,892
Investment in Sonesta	(25,443)	(5,314)	—
Investment in TA	—	(7,011)	—
Distributions in excess of earnings from Affiliates Insurance Company	12	286	6,577
Net cash used in investing activities	(101,310)	(51,807)	(2,130,044)

Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes, net of discounts and premiums	—	1,250,000	1,693,879
Repayment of senior unsecured notes	—	(405,971)	—
Repayment of term loan	—	(400,000)	—
Borrowings under revolving credit facility	984,027	1,189,094	1,124,000
Repayments of revolving credit facility	(62,451)	(1,487,670)	(924,000)
Debt issuance costs	(6,822)	(26,903)	(21,882)
Repurchase of common shares	(790)	(346)	(800)
Distributions to common shareholders	(6,596)	(93,804)	(353,619)
Net cash provided by financing activities	907,368	24,400	1,517,578
Increase in cash and cash equivalents and restricted cash	855,962	10,197	5,256
Cash and cash equivalents and restricted cash at beginning of year	91,456	81,259	76,003
Cash and cash equivalents and restricted cash at end of year	$947,418	$91,456	$81,259

	Year Ended December 31,
	2021	2020	2019
Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows:
Cash and cash equivalents	$944,043	$73,332	$27,633
Restricted cash	3,375	18,124	53,626
Total cash and cash equivalents and restricted cash	$947,418	$91,456	$81,259

Supplemental cash flow information:
Cash paid for interest	$344,043	$281,097	$191,155
Cash paid for income taxes	3,412	2,117	2,927

Non-cash investing activities:
Real estate improvements accrued, not paid	$7,777	$5,684	$13,595
Investment in Sonesta	—	42,000	—
The accompanying notes are an integral part of these consolidated financial statements.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(dollars in thousands, except share data)
Note 1. Organization
Service Properties Trust, or we, us or our, is a real estate investment trust, or REIT, organized on February 7, 1995 under the laws of the State of Maryland, which invests in hotels and net lease service-oriented retail properties. At December 31, 2021, we owned, directly and through subsidiaries, 303 hotels and 788 net lease properties.
At December 31, 2021, our 303 hotels were managed by subsidiaries of the following companies: Sonesta Holdco Corporation, or Sonesta, (261 hotels), Hyatt Hotels Corporation, or Hyatt (17 hotels), Radisson Hospitality, Inc., or Radisson (eight hotels), Marriott International, Inc., or Marriott (16 hotels) and InterContinental Hotels Group, plc, or IHG (one hotel). At December 31, 2021, we owned 788 net lease properties with 174 tenants, including 179 travel centers leased to TravelCenters of America Inc., or TA, our largest tenant. Hereinafter, these companies are sometimes referred to as managers and/or tenants, or collectively, operators.
Impact of COVID-19
Since March 2020, the lodging industry and certain other industries in which our managers and certain tenants operate have been adversely impacted by the COVID-19 global pandemic, along with federal, state and local government mandates intended to contain and mitigate the spread of COVID-19 and market reactions to the pandemic. The effects of COVID-19 continue to have a significant negative impact on our results of operations, financial position and cash flow. Although lodging demand improved during the year ended December 31, 2021 when compared to 2020 levels, we do not know when or if lodging business levels will return to historical pre-pandemic levels. To mitigate the effects of the pandemic and the increased variability in operating cashflows from our hotels, we continue to work with our hotel managers to contain costs where possible. We are prioritizing, deferring, or strategically planning capital improvements to mitigate potential disruptions to hotel results. We also continue to pay only a nominal quarterly dividend of $0.01 per common share to preserve our liquidity. As of February 22, 2022, we have $959,467 of cash or cash equivalents. We also have entered agreements to sell 45 properties for an aggregate sales price of $402,365 and have letters of intent or are in the process of marketing 43 additional properties with an aggregate carrying value of $150,962. Our $1,000,000 revolving credit facility matures on July 15, 2022 and we have $500,000 of unsecured senior notes due on August 15, 2022. We currently expect we will be able to either repay or extend the maturity of our debt coming due in 2022. We believe that our current financial resources, actions we have taken and are in the process of taking and our expectations as to the future performance of the lodging industry and the industries in which our net lease retail tenants operate and our fully collateralized revolving credit facility will provide us sufficient liquidity and enable us to withstand the COVID-19 pandemic and its aftermath. See Notes 4 and 6 for additional information regarding our asset sales and debt.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation. These consolidated financial statements include our accounts and the accounts of our subsidiaries, all of which are 100% owned directly or indirectly by us. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.
We have determined that each of our wholly owned taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification™, or the Codification. We have concluded that we must consolidate each of our wholly owned TRSs because we are the entity with the power to direct the activities that most significantly impact such VIEs’ performance and we have the obligation to absorb losses or the right to receive benefits from each VIE that could be significant to the VIE and are, therefore, the primary beneficiary of each VIE. The assets of our TRSs were $113,705 and $118,862 as of December 31, 2021 and 2020, respectively, and consist primarily of amounts due from and working capital advances to certain of our hotel managers. The liabilities of our TRSs were $42,432 and $70,240 as of December 31, 2021 and 2020, respectively, and consist primarily of amounts payable to certain of our hotel managers. The assets of our TRSs are available to satisfy our TRSs’ obligations and we have guaranteed certain obligations of our TRSs.
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
We regularly evaluate whether events or changes in circumstances have occurred that could indicate an impairment in the value of our real estate properties. These indicators may include weak or declining operating profitability, cash flows or liquidity, our decision to dispose of an asset before the end of its estimated useful life or market or industry changes that could permanently reduce the value of our investments. If there is an indication that the carrying value of a property is not recoverable, we estimate the projected undiscounted cash flows of the asset to determine if an impairment loss should be recognized. We determine the amount of an impairment loss by comparing the historical carrying value of the property to its estimated fair value. We estimate fair value by evaluating recent financial performance and projecting discounted cash flows of properties using standard industry valuation techniques. In addition to consideration of impairment upon the events or changes in circumstances described above, we regularly evaluate the remaining lives of our real estate properties. If we change estimated lives, we depreciate or amortize the carrying values of affected assets over the revised remaining lives. During the years ended December 31, 2021 and 2020, we recorded $78,620 and $55,756, respectively, of losses on asset impairment to reduce the carrying value of certain of our properties to their estimated fair values less costs to sell.
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
At December 31, 2021 and 2020, our intangible assets and liabilities were as follows:

	As of December 31,
	2021	2020
Assets:
Tradenames and trademarks	$89,375	$89,375
Above market operating leases, net of accumulated amortization of $64,471 and $55,220, respectively	184,943	224,510
Below market ground leases, net of accumulated amortization of $17,367 and $16,226, respectively	7,746	8,934
Other, net of accumulated amortization of $382 and $1,188, respectively	1,177	3,026
	$283,241	$325,845
Liabilities:
Below market operating leases, net of accumulated amortization of $473 and $559, respectively	$1,147	$1,691
Above market ground leases, net of accumulated amortization of $317 and $6,180, respectively	46	416
	$1,193	$2,107
We amortize above and below market leases on a straight line basis over the term of the associated lease (three and six years on a weighted average basis for intangible liabilities and assets, respectively). For the years ended December 31, 2021, 2020 and 2019, amortization relating to intangible assets was $41,648, $52,264 and $1,757, respectively, and amortization relating to intangible liabilities was $433, $2,403 and $441 for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, the weighted average amortization period for capitalized above market leases and below market lease values were 7.2 years and 4.5 years, respectively. As of December 31, 2021, we estimate future amortization relating to intangible assets and liabilities as follows:

	Above Market Operating Leases	Below Market Ground Leases & Other	Below Market Operating Leases	Above Market Ground Leases & Other
2022	$28,478	$1,256	$(216)	$53
2023	25,695	1,234	(189)	57
2024	22,151	812	(189)	78
2025	20,032	798	(129)	78
2026	14,246	796	(125)	78
Thereafter	74,341	2,850	(299)	787
	$184,943	$7,746	$(1,147)	$1,131

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
Restricted Cash. Restricted cash consists of amounts escrowed pursuant to the terms of our hotel management agreements to fund capital improvements at our hotels and proceeds from the sale of certain of our assets to be used for general business purposes pursuant to our credit agreement.
Debt Issuance Costs. Debt issuance costs consist of capitalized issuance costs related to borrowings, which are amortized to interest expense over the terms of the respective debt. Debt issuance costs, net of accumulated amortization, for our revolving credit facility are included in other assets, net in our consolidated balance sheets. As of December 31, 2021 and 2020, debt issuance costs for our revolving credit facility were $14,879 and $8,163, respectively, and accumulated amortization of debt issuance costs for our revolving credit facility were $8,796 and $722, respectively. Debt issuance costs, net of accumulated amortization, for our senior notes, and our historical term loan, are presented as a direct deduction from the associated debt liability in our consolidated balance sheets. As of December 31, 2021 and 2020, debt issuance costs, net of accumulated amortization, for our senior notes were $33,736 and $41,974, respectively. Future amortization of debt issuance costs to be recognized with respect to our revolving credit facility and senior notes as of December 31, 2021, are as follows:

Future Amortization of Debt Issuance Costs
2022	$14,280
2023	7,667
2024	6,828
2025	4,957
2026	2,842
Thereafter	3,245
$39,819
Equity Method Investments. We account for our 34% non-controlling interest in Sonesta under the equity method of accounting. Sonesta is a private company and Adam D. Portnoy, one of our Managing Trustees who also serves as one of Sonesta’s directors, is the controlling shareholder. One of Sonesta’s other directors is our other Managing Trustee, President and Chief Executive Officer and Sonesta’s other director serves as The RMR Group LLC, or RMR LLC’s, and The RMR Group Inc., or RMR Inc.’s, executive vice president, general counsel and secretary and as our Secretary. Certain of Sonesta’s officers are officers of RMR LLC. Certain other officers and employees of Sonesta are former employees of RMR LLC. RMR LLC also provides certain services to Sonesta.
See Notes 5 and 9 for a further discussion of our investment in and relationships with Sonesta.
Equity Securities. We record our equity securities at fair value based on their quoted market price at the end of each reporting period. Changes in the fair value of our equity securities are recorded through earnings in accordance with FASB Accounting Standards Update, or ASU, No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. As of December 31, 2021, we owned 1,184,797 common shares of TA.
Revenue Recognition. We report hotel operating revenues for managed hotels in our consolidated statements of comprehensive income (loss). We generally recognize hotel operating revenues, consisting primarily of room and food and beverage sales, when goods and services are provided.
We report rental income for leased properties in our consolidated statements of comprehensive income (loss). We recognize rental income from operating leases on a straight line basis over the term of the lease agreements. We reduced rental income by $2,621, $714 and $10,719 during the years ended December 31, 2021, 2020 and 2019, respectively, to record scheduled rent changes under certain of our leases, the deferred rent obligations payable to us under our leases with TA and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks at our travel centers on a straight line basis. See Notes 4, 5 and 9 for further information regarding our TA leases. Due from related persons includes $20,655 and $33,902 and other assets, net, includes $26,881 and $16,264 of straight line rent receivables at December 31, 2021 and 2020, respectively.

Certain of our lease agreements require additional percentage rent if gross revenues of our properties exceed certain thresholds defined in our lease agreements. We may determine percentage rent due to us under our leases monthly, quarterly or annually, depending on the specific lease terms, and recognize it when all contingencies are met and the rent is earned. We earned percentage rental income of $7,085, $3,277 and $4,238 during the years ended December 31, 2021, 2020 and 2019, respectively.
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
Segment Information. As of December 31, 2021, we had two reportable segments: hotel investments and net lease investments.
Reclassifications. Reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year’s presentation.
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
The Income Taxes Topic of the Codification prescribes how we should recognize, measure and present in our consolidated financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Tax benefits are recognized to the extent that it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. Our tax returns filed for the 2018 through 2021 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our consolidated statements of comprehensive income (loss) as a component of general and administrative expense.
Note 3. Weighted Average Common Shares
The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share:

	For the Year Ended December 31,
	2021	2020	2019
	(in thousands)
Weighted average common shares for basic earnings per share	164,566	164,422	164,312
Effect of dilutive securities: Unvested share awards	—	—	28
Weighted average common shares for diluted earnings per share	164,566	164,422	164,340

Note 4. Real Estate Properties
As of December 31, 2021, we owned 303 hotels with 48,346 rooms or suites and 788 service-oriented retail properties with 13,522,060 square feet that are primarily subject to “triple net” leases, or net leases where the tenant is generally responsible for payment of operating expenses and capital expenditures of the property during the lease term. Our properties had an aggregate undepreciated carrying value of $10,741,151, including $515,518 classified as held for sale as of December 31, 2021.
Our real estate properties, at cost after impairments, consisted of land of $1,918,385, buildings and improvements of $7,871,626 and furniture, fixtures and equipment of $435,622, as of December 31, 2021; and land of $2,030,440, buildings and improvements of $8,600,239 and furniture, fixtures and equipment of $531,593, as of December 31, 2020. We funded capital improvements to certain of our properties of $103,630, $136,155 and $242,571, during 2021, 2020 and 2019, respectively.
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
At December 31, 2021, 14 of our hotels were on land we leased partially or entirely from unrelated third parties. The average remaining term of the ground leases (including renewal options) is approximately 34 years (range of 13 to 66 years). Ground rent payable under nine of the ground leases is generally calculated as a percentage of hotel revenues. Twelve (12) of the 14 ground leases require annual minimum rents averaging $319 per year; future rents under two ground leases have been prepaid. Sixteen (16) of our net lease properties are on land we leased partially or entirely from unrelated third parties. The remaining terms on the leases range from one year to 29 years with rents averaging $424 per year. Generally, payments of ground lease obligations are made by our managers or tenants. However, if a manager or tenant does not perform obligations under a ground lease or does not renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge, sale or transfer of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.

Acquisitions
Our allocation of the purchase price of each of our acquisitions based on the estimated fair value of the acquired assets and assumed liabilities is presented in the table below. We accounted for these transactions as acquisitions of assets.

Acquisition Date	Location	Property Type	Rooms or Square feet	Purchase Price (1)	Land	Land Improvements	Building and Improvements	Furniture, Fixtures and Equipment	Held For Sale	Intangible Assets
Properties acquired during the year ended December 31, 2021
3/9/2021	Nashville, TN	Net Lease	—	$7,709	$7,709	$—	$—	$—	$—	$—

Properties acquired during the year ended December 31, 2020
3/12/2020	Two states	Net Lease	6,696	$7,071	$880	$—	$5,363	$—	$—	$828

Properties acquired during the year ended December 31, 2019
2/22/2019	Washington, D.C.	Hotel	335	$143,742	$44,972	$151	$93,412	$5,207	$—	$—
5/7/2019	Milwaukee, WI	Hotel	198	30,235	3,442	1,053	25,132	608	—	—
8/1/2019	Southington, CT	Land	N.A.	66	66	—	—	—	—	—
9/20/2019	Various (2)	Net Lease	12,372,762	2,482,382	388,057	—	1,201,922	—	604,989	287,414
10/9/2019	Chicago, IL	Hotel	261	55,560	7,723	—	45,059	2,778	—	—
				$2,711,985	$444,260	$1,204	$1,365,525	$8,593	$604,989	$287,414
(1)Includes acquisition related costs.
(2)On September 20, 2019, we acquired a 767 property net lease portfolio with 12.4 million rentable square feet from Spirit MTA REIT, a Maryland REIT, (NYSE: SMTA), or SMTA, located in 45 states, or the SMTA Transaction. The aggregate transaction value of the SMTA Transaction was $2,482,382, including $2,384,577 in cash consideration, $82,069 of prepayment penalties related to SMTA’s extinguishment of the mortgage debt on the portfolio and $15,736 of other capitalized acquisition costs. The properties included in the portfolio were net leased to 279 tenants operating in 23 distinct industries and 163 brands that include quick service and casual dining restaurants, movie theaters, health and fitness, grocery, automotive parts and services and other service-oriented and necessity-based industries across 45 states. We financed the SMTA Transaction with borrowings under our revolving credit facility and with cash on hand, including net proceeds from our public offerings of senior unsecured notes, as described further in Note 6. As of December 31, 2021, we had $4,310 of unspent leasing related obligations assumed as a part of the SMTA Transaction.
Dispositions
During the years ended December 31, 2021, 2020 and 2019 we sold 18, 39 and 150 properties, respectively, for an aggregate sales price of $52,332, $174,172, and $821,212 respectively, excluding closing costs, as presented in the table below. The sales of these properties in the table below do not represent significant dispositions individually or in the aggregate nor do they represent a strategic shift. As a result, the results of the operations of these properties are included in continuing operations through the date of sale in our consolidated statements of comprehensive income (loss).

Year of Sale	Property Type	Number of Properties	Rooms or Suites/Square Feet	Gross Sales Price	Gain/ (Loss) on Sale
Properties sold during the year ended December 31, 2021
2021	Hotels	7	669	$40,552	$9,590
2021	Net Lease	11	97,276	11,780	1,932
		18	669 /97,276	$52,332	$11,522

Properties sold during the year ended December 31, 2020
2020	Hotels	18	2,046	$85,787	$17,550
2020	Net Lease	21	1,375,483	88,385	(15,289)
		39	2,046/1,375,483	$174,172	$2,261

Properties sold during the year ended December 31, 2019
2019	Net Lease	150	3,314,724	$821,212	$159,535
In January 2022, we sold one hotel with 295 rooms and a carrying value of $12,016 for a sales price of $19,000, excluding closing costs. We have also entered into agreements to sell 45 hotels with 5,680 rooms and an aggregate carrying value of $352,540 for an aggregate sales price of $402,365, excluding closing costs and have letters of intent or are in the process of marketing 43 additional properties with an aggregate carrying value of $150,962. We currently expect the sale of these properties to be completed by the end of the second quarter of 2022.

As of December 31, 2021, we had 67 hotels with 8,667 rooms with an aggregate carrying value of $503,078 classified as held for sale and 22 net lease properties with 154,206 square feet with an aggregate carrying value of $12,440 classified as held for sale. See Notes 5 and 13 for further information on these properties.
Note 5. Management Agreements and Leases
As of December 31, 2021, we owned 303 hotels included in six operating agreements and 788 service-oriented retail properties net leased to 174 tenants. We do not operate any of our properties.
Hotel agreements
Sonesta agreement. As of December 31, 2021, Sonesta operated 261 of the 303 hotels we then owned, which comprised approximately 50.9% of our total historical real estate investments, including 42 of our full-service hotels, 156 extended stay hotels, and 63 select service hotels pursuant to management agreements for each of the hotels. We are also party to pooling agreements that combine certain of our management agreements with Sonesta for purposes of calculating gross revenues, payment of hotel operating expenses, payment of fees and distributions and owner's priority returns due to us. See Notes 4 and 9 for further information regarding our relationship, agreements and transactions with Sonesta.
On February 27, 2020, we entered into a transaction agreement with Sonesta pursuant to which we and Sonesta restructured our business arrangements with respect to our hotels then managed by Sonesta as follows:
•We and Sonesta agreed to sell, rebrand or repurpose our 39 extended stay hotels then managed by Sonesta. We subsequently decided to suspend pursuing the sale of these 39 hotels based on market conditions; however, as noted below, we and Sonesta decided to sell 68 of our hotels managed by Sonesta, which includes many of these 39 hotels we had previously targeted for sale, rebranding or repurposing; we subsequently sold one of the 68 hotels in December 2021; see Note 4 for further information regarding that sale;
•The annual owner’s priority returns due for the 14 full-service hotels that Sonesta then managed and continues to manage were reduced from $99,013 to $69,013 as of that date;
•Sonesta issued to us a number of its shares of common stock representing approximately (but not more than) 34% of its outstanding shares of common stock (post-issuance) and we entered into a stockholders agreement with Sonesta, Adam Portnoy and the other stockholder of Sonesta and a registration rights agreement with Sonesta;
•We and Sonesta modified our then existing management agreements and pooling agreement so that 5% of the hotel gross revenues of each of our 14 full-service hotels then managed by Sonesta will be escrowed for future capital expenditures as FF&E reserves, subject to available cash flows after payment of the annual owner’s priority returns due to us under the management agreements;
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
We refer to the amended and restated management agreements in effect as of February 27, 2020 as the legacy management agreements and we refer to the amended and restated pooling agreement that includes those legacy management agreements as the legacy pooling agreement.
We previously leased 48 vacation units to Wyndham Destinations, Inc. (NYSE: WYND), or Destinations, at our full-service hotel located in Chicago, IL, which Sonesta began managing in November 2019 and which had previously been managed by Wyndham. Effective March 1, 2020, Sonesta commenced managing those units and those units were added to our legacy management agreement with respect to that Chicago hotel.
Between September 18, 2020 and December 15, 2020, we transferred the branding and management of 115 hotels previously managed by IHG, Marriott and Wyndham to Sonesta. In February and March 2021, we transitioned the branding and management of 88 hotels to Sonesta from Marriott. We entered into management agreements with Sonesta with respect to these hotels on terms substantially consistent with our legacy management agreements, except that the management agreements for these transitioned hotels were scheduled to expire on December 31, 2021 and automatically renew for successive one year terms unless terminated earlier. We refer to these management agreements as the conversion hotel management and pooling agreements and together with the legacy management agreements and legacy pooling agreements, as applicable, the Sonesta agreements. In June 2021, we transitioned the branding and management of five hotels to Sonesta from Hyatt and on

November 1, 2021, we transitioned the branding and management of one additional hotel to Sonesta from Radisson. We added these hotels to our conversion hotel management and pooling agreements with Sonesta.
Our Sonesta agreements provided that we be paid a fixed annual owner’s priority return equal to 8% of our invested capital, as defined therein, if gross revenues of the hotels, after payment of hotel operating expenses and management and related fees (other than Sonesta’s incentive fee, if applicable), are sufficient to do so. Our Sonesta agreements further provide that we are paid an additional return equal to 80% of the remaining operating profits, as defined therein, after reimbursement of owner or manager advances, FF&E reserve escrows and Sonesta’s incentive fee, if applicable. We realized returns from our Sonesta hotels of $53,853 during the year ended December 31, 2021. Our Sonesta hotels generated net operating losses of $65,277 during the year ended December 31, 2020. We realized returns from our Sonesta hotels of $67,592 during the year ended December 31, 2019. We do not have any security deposits or guarantees for our Sonesta hotels. Accordingly, the returns we receive from our Sonesta hotels are limited to the hotels’ available cash flows, if any, after payment of operating expenses, including management and related fees.
Our Sonesta agreements provide that Sonesta is entitled to receive, after payment of hotel operating expenses, a base management fee equal to 3.0% of gross revenues for our full-service hotels and 5.0% of gross revenues for our extended stay and select service hotels. Additionally, Sonesta is entitled to a reservation fee equal to 1.5% of gross room revenues, as defined in our Sonesta agreements, a system fee for centralized services of 1.5% of gross revenues, a procurement and construction supervision fee equal to 3.0% of third party costs of capital expenditures managed by Sonesta and an incentive management fee equal to 20.0% of operating profits remaining after reimbursement to us and to Sonesta of certain advances, payment of our owner's priority returns and funding of FF&E reserve escrows. Sonesta’s incentive management fee, but not its other fees, is earned only after our owner's priority returns are paid. Our Sonesta agreements also provide that the costs incurred by Sonesta for advertising, marketing, promotional and public relations programs and campaigns, including “frequent stay” rewards programs, for the benefit of our Sonesta hotels are subject to reimbursement by us or are otherwise treated as hotel operating expenses, subject to our approval.
Pursuant to our Sonesta agreements, we incurred management, reservation and system fees and reimbursement costs for certain guest loyalty, marketing program and third-party reservation transmission fees of $84,926, $17,734 and $36,169 for the years ended December 31, 2021, 2020 and 2019, respectively. These fees and costs are included in hotel operating expenses in our consolidated statements of comprehensive income (loss). In addition, we recognized procurement and construction supervision fees of $2,196, $1,571 and $3,320 for the years ended December 31, 2021, 2020 and 2019, respectively, under our Sonesta agreements. These amounts have been capitalized in our consolidated balance sheets and are depreciated over the estimated useful lives of the related capital assets.
Our Sonesta agreements require us to fund capital expenditures that we approve at our Sonesta hotels. Commencing February 27, 2020, each of our 14 full-service hotels operated under the legacy management agreements and all the hotels operated under the conversion hotel management agreements managed by Sonesta require that 5% of the hotel gross revenues be escrowed for future capital expenditures as FF&E reserves, subject to available cash flows after payment of the annual owner's priority returns due to us. Our legacy management agreements do not require FF&E escrow deposits for 39 extended stay hotels. No FF&E escrow deposits were required during the years ended December 31, 2021, 2020 and 2019 under our Sonesta agreements. We incurred capital expenditures for certain hotels included in our Sonesta agreements of $93,472, $62,963 and $114,081 during the years ended December 31, 2021, 2020 and 2019, respectively. We owed Sonesta $17,248, $26,096 and $15,537 for 2021 capital expenditure and reimbursements or for a previous overpayment of estimated owner's priority returns advanced at December 31, 2021, 2020 and 2019, respectively. Sonesta owed us $4,592 for 2021 owner’s priority returns as of December 31, 2021. Amounts due from Sonesta are included in due from related persons and amounts owed to Sonesta are included in due to related persons in our consolidated balance sheets, respectively.
We are required to maintain working capital for each of our hotels managed by Sonesta and have advanced a fixed amount based on the number of rooms in each hotel to meet the cash needs for hotel operations. We had advanced $56,697 and $41,514 of initial working capital to Sonesta as of December 31, 2021 and 2020, respectively. These amounts are included in other assets in our consolidated balance sheets. Any remaining working capital would be returned to us upon termination in accordance with the terms of our Sonesta agreement.
Amended and Restated Management and Pooling Agreements with Sonesta
On January 7, 2022, we and Sonesta amended and restated our management agreements effective January 1, 2022. As of that date, we owned 261 hotels managed by Sonesta and 67 of these hotels are expected to be sold, or the sale hotels. Among other things, the amendments to the agreements between us and Sonesta for 194 hotels, or the retained hotels, are as follows:
•The term for the retained hotels expires on January 31, 2037 and includes two 15-year renewal options.

•All retained hotels are subject to a pooling agreement that combines the management agreements for the retained hotels for purposes of calculating gross revenues, hotel operating expenses, fees and distributions and the owner’s priority return due to us.
•The owner’s priority return for the retained hotels is initially set at $325,200 annually. We have the right to terminate Sonesta’s management of specific hotels that we own if minimum performance thresholds are not met starting in 2023.
•We will renovate the retained hotels to comply with agreed upon brand standards. As we advance such funding or fund other capital expenditures, the aggregate annual owner’s priority return due to us will increase by 6% of the amounts funded.
•Trade area restrictions by hotel brand have been added to define boundaries to protect our owned hotels in response to Sonesta increasing its franchising and third-party management activities.
In general, we and Sonesta may terminate a management agreement for a retained hotel for events of default, casualty and condemnation events, although Sonesta may not terminate for certain events of default. We also have the right to terminate a management agreement for a retained hotel if minimum performance thresholds are not met starting in 2023 for any three of four applicable consecutive years. We and Sonesta can terminate a management agreement due to an event of default of the other party, although Sonesta may not terminate for certain events of default. Pursuant to the management agreement, we or Sonesta may be obligated to pay the other party damages if the terminating party terminates a management agreement due to the other party’s event of default.
For the sale hotels, the term was extended to the earlier of December 31, 2022 (or until the applicable hotel has been sold) and the FF&E reserve funding requirement was removed. We can terminate a management agreement due to a Sonesta event of default. Pursuant to the management agreement, Sonesta may be obligated to pay us damages if we terminate a management agreement for a sale hotel due to Sonesta’s event of default. Our owner’s priority return will be reduced by the current owner’s priority return for a sale hotel once sold. The total owner’s priority for all the sale hotels is $84,653. The sale hotels are subject to a pooling agreement that combines the management agreements for the sale hotels for purposes of calculating gross revenues, hotel operating expenses, fees and distributions and the owner’s priority return due to us.
Accounting for Investment in Sonesta:
We account for our 34.0% non-controlling interest in Sonesta under the equity method of accounting. Our investment in Sonesta had a carrying value of $62,687 and $36,646 as of December 31, 2021 and 2020, respectively. This amount is included in other assets in our consolidated balance sheets. The cost basis of our investment in Sonesta exceeded our proportionate share of Sonesta’s total shareholders’ equity book value on the date of acquisition, February 27, 2020, by an aggregate of $8,000. As required under GAAP, we are amortizing this difference to equity in earnings of an investee over 31 years, the weighted average remaining useful life of the real estate assets and intangible assets and liabilities owned by Sonesta as of the date of our acquisition. We recorded amortization of the basis difference of $260 and $217 in the years ended December 31, 2021 and 2020, respectively. In March 2021, we funded a $25,443 capital contribution to Sonesta related to its acquisition of Red Lion Hotels Corporation to maintain our pro rata ownership. We recognized losses of $941 and $9,910 related to our investment in Sonesta for the years ended December 31, 2021 and 2020, respectively. These amounts are included in equity in earnings (losses) of an investee in our consolidated statements of comprehensive income.
We recorded a liability of $42,000 for the fair value of our initial investment in Sonesta, as no cash consideration was exchanged related to the modification of our management agreement with, and investment in, Sonesta. This liability for our investment in Sonesta is included in accounts payable and other liabilities in our consolidated balance sheet and is being amortized on a straight-line basis through January 31, 2037, as a reduction to hotel operating expenses in our consolidated statements of comprehensive income (loss). We reduced hotel operating expenses by $2,484 and $2,070 for the year ended December 31, 2021 and 2020, respectively, for amortization of this liability. As of December 31, 2021 and 2020, the unamortized balance of this liability was $37,447 and $39,930, respectively.
See Note 9 for further information regarding our relationship, agreements and transactions with Sonesta.
Hyatt agreement. On June 7, 2021, we and Hyatt amended our Hyatt agreement. Under our Hyatt agreement, as amended, Hyatt will continue to manage 17 of the hotels we own for a 10 year term effective April 1, 2021. Our amended Hyatt agreement sets our annual owner's priority return at $12,000 and Hyatt provided us with a new $30,000 limited guarantee for 75% of the aggregate annual owner's priority returns due to us beginning in 2023. Under our amended Hyatt agreement, a management fee of 5% of gross room revenues payable to Hyatt will be an operating cost paid senior to our owner's priority return. Hyatt may also earn a 20% incentive management fee after payment of our annual owner's priority returns and reimbursement of certain advances, if any. We also agreed to fund approximately $50,000 of renovations that are expected to be completed by the end of 2022. As described above, we transitioned the branding and management of the remaining five hotels that Hyatt previously managed to Sonesta in June 2021.

We realized returns of $9,388 during the year ended December 31, 2021 and $22,037 for each of the years ended December 31, 2020 and 2019, respectively, under this agreement. Hyatt had previously provided us with a guaranty, which was limited to $50,000 under the previous agreement. During the year ended December 31, 2020, the hotels under this agreement generated cash flows that were less than the minimum rents due to us for the period and we exhausted the remaining $19,120 limited guaranty available to us to cover the shortfall. Any returns we receive from Hyatt are currently limited to the hotels’ available cash flows, if any, after payment of operating expenses. During the year ended December 31, 2021, we expensed $3,700 of working capital we previously funded under our Hyatt agreement because the amount is no longer expected to be recoverable. This amount is included in transaction related costs in our consolidated statement of income (loss).
Radisson agreement. On November 1, 2021, we amended our Radisson agreement. Under our Radisson agreement, as amended, Radisson will continue to manage eight of the hotels we own for a 10 year term effective August 1, 2021. Our amended Radisson agreement sets our annual owner's priority returns at $10,200 and Radisson provided us with a new $22,000 limited guarantee for 75% of the aggregate annual owner's priority returns due to us beginning in 2023. Under our amended Radisson agreement, a management fee of 5% of gross room revenues for each hotel operated under the Country Inn & Suites brand and a management fee of 3% of gross room revenues for each hotel managed under the Radisson Hotel brand payable to Radisson will be an operating cost paid senior to our owner's priority returns. Radisson may also earn a 20% incentive management fee after payment of our annual owner's priority returns and reimbursement of certain advances, if any. We also agreed to fund approximately $12,000 of renovations that are expected to be completed by the end of 2022. As described above, we transitioned the management and branding of the ninth hotel that Radisson previously managed to Sonesta on November 1, 2021.
We realized returns of $11,364, $20,456 and $20,056 during the years ended December 31, 2021, 2020 and 2019, respectively, under this agreement. Radisson had previously provided us with a guaranty, which was limited to $47,523. During the year ended December 31, 2021, the hotels under our Radisson agreement generated cash flows that were less than the minimum returns due to us and Radisson made $13,238 of guaranty payments to cover part of the shortfall and the Radisson guaranty was exhausted.
Marriott agreement. As of January 1, 2021, Marriott managed 105 of our hotels under agreements we had terminated in 2020 for Marriott’s failure to pay the cumulative shortfall between the payments we had received and 80% of the cumulative priority returns due to us in accordance with the agreement. We transitioned the branding and management of 88 Marriott managed hotels to Sonesta in February and March 2021. We sold one hotel that Marriott managed in April 2021 (see Note 4 for further information regarding this sale). As of December 31, 2021, Marriott managed 16 of our hotels. We were previously in arbitration proceedings with Marriott regarding, among other things, the timing and characterization of certain payments made to us, and the validity of the timing of the termination of the Marriott agreements, including an exit hotel agreement which, if not terminated, would require us to sell the 16 hotels encumbered with a Marriott brand. We were also seeking repayment of certain working capital advances we made to Marriott during 2020. We entered an agreement with Marriott regarding the 16 hotels noted above, pursuant to which we agreed to have these hotels remain Marriott branded hotels until the arbitration was resolved. On January 18, 2022, the arbitration panel declined to award us the $19,920 we had sought relating to certain working capital advances we made to Marriott under the applicable management agreements, but awarded us approximately $1,084 in connection with a related claim and determined we would own the remaining 16 hotels unencumbered by Marriott contracts. As a result, during the year ended December 31, 2021, we expensed $18,035 of working capital we previously funded under our Marriott agreement because the amount is no longer expected to be recoverable. This amount is included in transaction related costs in our consolidated statement of income (loss). We expect to sell or transition the branding and management of the remaining 16 Marriott branded hotels to Sonesta in the second quarter of 2022.
We realized returns of $2,830 during the year ended December 31, 2021 under our Marriott agreement. Any returns we receive from Marriott are limited to the hotels’ available cash flows, if any, after payment of operating expenses. Marriott managed 122 of our hotels during years ended December 31, 2020 and 2019. We realized returns of $93,593 and $190,492 during the years ended December 31, 2020 and 2019, respectively, under our agreement with Marriott. Marriott had previously provided a limited guaranty and security deposit, which were both exhausted in 2020 to cover shortfalls between cash flows from our hotels and our minimum returns. We incurred capital expenditures for certain hotels included in our Marriott agreement of $7,394, $65,840 and $51,056 during the years ended December 31, 2021, 2020 and 2019, respectively.

Other. Our management agreement with IHG for one hotel expires on January 31, 2026. Our IHG hotel generated net operating cash flow of $337 during the year ended December 31, 2021. Any returns we receive from IHG are limited to the hotels’ available cash flows, if any, after payment of operating expenses. IHG managed or leased 103 of our hotels during most of 2020. We terminated our agreement with IHG for failure to pay minimum returns and rents due to us during 2020 upon exhausting the security deposit we held to cover shortfalls between cash flow from our hotels and our minimum returns. We transferred the branding and management of 102 of our 103 IHG hotels to Sonesta in December 2020. We realized returns and rents of $107,888 and $205,941 during the years ended December 31, 2020 and 2019, respectively, under our then agreement with IHG. During the year ended December 31, 2021, we expensed $16,711 of working capital we previously funded under our IHG agreement because the amount is no longer expected to be recoverable. This amount is included in transaction related costs in our consolidated statement of income (loss).
Net lease portfolio
As of December 31, 2021, we owned 788 net lease service-oriented retail properties with 13,522,060 square feet with annual minimum rent of $369,733 with a weighted (by annual minimum rents) average lease term of 10.2 years. The portfolio was 98.1% leased by 174 tenants operating under 134 brands in 21 distinct industries.
As a result of the COVID-19 pandemic, some of our tenants requested rent assistance. During the year ended December 31, 2021, we entered into a rent deferral agreement for $2,792 of rent with four net lease tenants. As of December 31, 2021, we had $7,554 of deferred rents outstanding related to seven tenants we granted rent relief to pursuant to such requests who represented approximately 2.0% of our annualized rental income of our net lease retail portfolio as of December 31, 2021. These deferred rents are included in other assets, net in our consolidated balance sheets. These tenants are obligated to pay, in most cases, the deferred rent over a 24 month period. We have elected to use the FASB relief package regarding the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic and account for lease concessions resulting from the COVID-19 pandemic outside of the existing lease modification guidance as the resulting cash flows from the modified lease are substantially the same as or less than the original lease. The deferred amounts did not impact our operating results for the year ended December 31, 2021.
We continually review receivables related to rent, straight-line rent and property operating expense reimbursements and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes an assessment of whether substantially all of the amounts due under a tenant’s lease are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as cash is received. We recognize all changes in the collectability assessment for an operating lease as an adjustment to rental income. We reduced reserves for uncollectible amounts by $9 during the year ended December 31, 2021 and recorded reserves for uncollectible amounts of $9,892 during the year ended December 31, 2020, We had reserves for uncollectible rents of $15,519 and $18,230 as of December 31, 2021 and 2020, respectively, included in other assets in our consolidated balance sheets.
TA Leases
TA is our largest tenant, leasing 27.5% of our gross carrying value of real estate properties as of December 31, 2021. The number of travel centers, the terms, the annual minimum rent and the deferred rent balances owed to us by TA under our TA leases as of December 31, 2021, were as follows:

	Number of Travel Centers	Initial Term End (1)	Annual Minimum Rent	Deferred Rent (2) (3)
TA No. 1 Lease	36	December 31, 2032	$49,707	$5,826
TA No. 2 Lease	36	December 31, 2031	44,077	5,411
TA No. 3 Lease	35	December 31, 2029	42,409	5,335
TA No. 4 Lease	37	December 31, 2033	48,263	5,446
TA No. 5 Lease	35	June 30, 2035	61,654	—
	179		$246,110	$22,018
(1)TA has two renewal options of 15 years each under each of our TA leases.
(2)Commencing April 1, 2019, TA is required to pay us $70,458 in 16 quarterly installments of $4,404 for deferred rent TA owes us.
(3)Represents the balance as of December 31, 2021.

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
We recognized rental income from TA of $248,291, $250,573 and $262,038 for the years ended December 31, 2021, 2020 and 2019, respectively. Rental income for the years ended December 31, 2021, 2020 and 2019 includes $13,237, $13,156 and $11,894, respectively, of adjustments to record the deferred rent obligations under our TA leases and the estimated future payments to us by TA for the cost of removing underground storage tanks on a straight line basis. As of December 31, 2021 and 2020, we had receivables for current rent amounts owed to us by TA and straight line rent adjustments of $48,168 and $55,530, respectively. These amounts are included in due from related persons in our consolidated balance sheets. Beginning in January 2019, our recognition of the deferred rent obligations are recorded on a straight line basis over the new lease terms of our TA leases. Commencing on April 1, 2019, TA paid us the first of the 16 quarterly installments of approximately $4,404 each (an aggregate of $70,458) to fully satisfy and discharge its $150,000 deferred rent obligation to us that otherwise would have become due in five installments between 2024 and 2030. TA paid to us $17,616 in respect of such obligation for each of the years ended December 31, 2021 and 2020, respectively and $13,200 for the year ended December 31, 2019.
On January 16, 2019, we sold to TA 20 travel center properties that TA previously leased from us for a total purchase price of $308,200. We recorded a gain of $159,535 as a result of these sales. Upon completing these sales, these travel center properties were removed from the TA leases and TA’s annual minimum rent payable to us decreased by $43,148.
In addition to the payment of annual minimum rent, our TA Nos. 1, 2, 3 and 4 leases provide for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2015 non-fuel revenues, and, beginning with the year ending December 31, 2021, an additional half percent (0.5%) of non-fuel revenues above 2019 non-fuel revenues) and our TA No. 5 lease provides for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2012 non-fuel revenues, and, beginning with the year ending December 31, 2020, an additional 0.5% of non-fuel revenues above 2019 non-fuel revenues). The total amount of percentage rent from TA that we recognized was $7,085, $2,764 and $4,075 during the years ended December 31, 2021, 2020 and 2019, respectively.
Under our TA leases, TA may request that we fund capital improvements in return for increases in TA’s annual minimum rent according to the following formula: the annual minimum rent is increased by an amount equal to the amount funded by us multiplied by the greater of 8.5% or a benchmark U.S. Treasury interest rate plus 3.5%. TA is not obligated to request and we are not obligated to fund any such improvements. We did not fund any improvements under these leases during the years ended December 31, 2021, 2020 or 2019.
See Notes 4 and 9 for further information regarding our relationship with TA.
Our net lease agreements generally provide for minimum rent payments and in addition may include variable payments. Rental income from operating leases, including any payments derived by index or market-based indices, is recognized on a straight-line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining the lease term. We recognized rental income from our other net lease properties (excluding TA) of $140,803, $137,111 and $46,861 for the years ended December 31, 2021, 2020 and 2019 respectively, which included $10,616, $14,345 and $2,160 respectively, of adjustments to record scheduled rent changes under certain of our leases on a straight-line basis.

Additional lease information (as lessor). As of December 31, 2021, our leases with parties other than our TRSs provide for contractual minimum rents to be paid to us during the remaining current terms as follows:

2022	$390,580
2023	376,064
2024	365,787
2025	356,248
2026	344,503
Thereafter	2,114,800
Total	$3,947,982
Additional lease information (as lessee). As of December 31, 2021, 14 of our hotels were subject to ground leases where we are the lessee. In addition, our hotel operators enter various leases on our behalf in the normal course of business at our hotels, or our hotel operating leases. We calculated right of use assets and lease liabilities as the present value of the remaining lease payment obligations for our operating leases, which include the ground leases and hotel operating leases, over the remaining lease term using our estimated incremental borrowing rate. The right of use assets and related lease liabilities are included within other assets, net and accounts payable and other liabilities, respectively, in our consolidated balance sheets.
At December 31, 2021 and 2020, our right of use assets and related lease liabilities each totaled $177,346 and $84,924, respectively, which represented our future obligations under our operating leases and are included in other assets and other liabilities, respectively, in our consolidated balance sheets. Our operating leases require minimum fixed rent payments, percentage rent payments based on a percentage of hotel revenues in excess of certain thresholds, or rent payments equal to the greater of a minimum fixed rent or percentage rent. Rental expense related to our operating leases of $12,182 for the year ended December 31, 2021 is included in hotel operating expenses within our consolidated statements of comprehensive income (loss). As of December 31, 2021, our operating leases provide for contractual minimum rent payments to third parties during the remaining lease terms, as follows:

2022	$15,024
2023	14,575
2024	14,794
2025	14,831
2026	14,948
Thereafter	263,314
Total lease payments	337,486
Less: imputed interest	(160,140)
Present value of lease liabilities (1)	$177,346
(1)    The weighted average discount rate used to calculate the lease liability and the weighted average remaining term for our ground leases (assuming all extension options) and our hotel operating leases are approximately 5.27% and 22 years (range of 8 months to 66 years) and 5.67% and 42 years (range of 1 month to 52 years), respectively.
As of December 31, 2021, 16 of our net lease properties are on land we leased partially or entirely from unrelated third parties. We are not required to record right of use assets and lease liabilities for these properties as we are not the primary obligor under the leases. The average remaining term of these 16 ground leases was 10 years (range of one to 20 years) with rents averaging $424 per year.
Generally, payments of ground lease obligations are made by our managers or tenants. However, if a manager or tenant did not perform obligations under a ground lease or did not renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property.
Note 6. Indebtedness
Our principal debt obligations at December 31, 2021 were: (1) $1,000,000 of outstanding borrowings under our $1,000,000 revolving credit facility; and (2) $6,200,000 aggregate outstanding principal amount of senior unsecured notes. Our revolving credit facility is governed by a credit agreement with a syndicate of institutional lenders.
The maturity date of our revolving credit facility is July 15, 2022, and, subject to the payment of an extension fee and meeting certain other conditions noted below, we have an option to extend the maturity date of the facility for two additional six-month periods. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. We are required to pay interest on borrowings under our revolving credit facility at the rate of LIBOR plus a premium, which was 235 basis points per annum, subject to a LIBOR floor of 0.50%, as of December 31, 2021. We also pay a facility fee, which was 30 basis points per annum at December 31, 2021, on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. As of December 31, 2021, the annual interest rate payable on borrowings under our revolving credit facility was 2.85%. The weighted average annual interest rate for borrowings under our revolving credit facility was 2.85%, 2.36% and 3.21% for the years ended December 31, 2021, 2020 and 2019, respectively. On January 19, 2021, we borrowed $972,793 under our revolving credit facility as a precautionary measure to preserve financial flexibility. As of each of December 31, 2021 and February 22, 2022, our $1,000,000 revolving credit facility was fully drawn.
We and our lenders amended our credit agreement governing our $1,000,000 revolving credit facility in 2020. Among other things, the amendments waived all of the then existing financial covenants through the end of the current agreement term, or July 15, 2022. As a result of the amendments, among other things:
•we pledged certain equity interests of subsidiaries owning properties and provided first mortgage liens on 74 properties owned by the pledged subsidiaries with an undepreciated book value of $1,834,420 as of December 31, 2021 to secure our obligations under the credit agreement;
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
•we may not utilize the feature in our credit agreement pursuant to which maximum aggregate borrowings may be increased to up to $2,300,000 on a combined basis in certain circumstances until we demonstrate compliance with certain covenants; and
As noted above, our revolving credit facility matures on July 15, 2022 and we may be unable to meet the conditions required to exercise the extension option provided for in our credit agreement. We are in discussions with our lenders regarding a potential extension of the existing waivers or additional covenant waivers, but we cannot assure that we will be granted any such relief. We currently expect we will have enough cash to repay the amounts outstanding on our revolving credit facility using existing cash balances and proceeds we expect to receive from asset sales or other capital transactions we may complete prior to its maturity.
Our credit agreement and our unsecured senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR LLC ceasing to act as our business manager. Our credit agreement and our unsecured senior notes indentures and their supplements also contain covenants, including those that restrict our ability to incur debts or to make distributions under certain circumstances and generally require us to maintain certain financial ratios. As of December 31, 2021, we were not in compliance with one of our debt covenants necessary to incur additional debt, and as a result, we will not be able to incur additional debt until we satisfy that covenant.
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
We repaid our $400,000 term loan, which was scheduled to mature on July 15, 2023, without penalty on November 5, 2020. As a result of the repayment, we recorded a loss on early extinguishment of debt of $2,391, which represents unamortized debt issuance costs of the term loan. The weighted average annual interest rates for borrowings under our term loan were 2.74% and 3.43% during the years ended December 31, 2020 and 2019, respectively. As a result of the repayment, we recorded a loss on early extinguishment of debt of $2,391, which represents unamortized debt issuance costs of the term loan.
On November 20, 2020, we issued $450,000 principal amount of our 5.50% senior notes due in 2027, or the 2027 Notes. The aggregate net proceeds from this offering were $442,232, after underwriting discounts and other offering expenses. These notes are fully and unconditionally guaranteed by certain of our subsidiaries. The subsidiaries in the guarantee pool for the 2025 Notes and the 2027 Notes may change from time to time as subsidiaries are allocated to or from the pledge pool for our credit agreement or for certain other reasons. Each subsidiary guarantor’s guarantee will automatically terminate and each subsidiary guarantor will automatically be released from all of its obligations under its guarantee and the indenture under certain circumstances, including on or after the date on which (a) the notes have received a rating equal to or higher than Baa2 (or the equivalent) by Moody’s Investors Service, or Moody’s, or BBB (or the equivalent) by Standard & Poor’s Ratings Services, a Standard & Poor’s Financial Services LLC business, or S&P, or if Moody’s or S&P ceases to rate the notes for reasons outside of our control, the equivalent investment grade rating from any other rating agency and (b) no default or event of default has occurred and is continuing under the indenture governing the notes.
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
None of our debt obligations require sinking fund payments prior to their maturity dates.
The required principal payments due during the next five years and thereafter under all our outstanding debt at December 31, 2021 are as follows:

2022	$1,500,000
2023	500,000
2024	1,175,000
2025	1,150,000
2026	800,000
Thereafter	2,075,000
$7,200,000
Note 7. Shareholders' Equity
Common Share Awards
We have common shares available for issuance under the terms of our 2012 Equity Compensation Plan, or our Share Award Plan. During the years ended December 31, 2021, 2020 and 2019, we awarded 340,700 of our common shares with an aggregate market value of $3,839, 264,400 of our common shares with an aggregate market value of $2,232 and 140,100 of our common shares with an aggregate market value of $3,507, respectively, to our officers and certain other employees of our manager, RMR LLC, pursuant to our Share Award Plan. The value of the share awards was based upon the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on the date of the award. See Note 9 for a further discussion of the awards we made to our officers and certain other employees of RMR LLC.
On June 16, 2021, in accordance with our Trustee compensation arrangements, we awarded under our Share Award Plan 7,000 of our common shares to each of our seven Trustees, valued at $13.94 per common share, the closing price of our common shares on Nasdaq, on that day.
On September 15, 2021, we awarded under our Share Award Plan an aggregate of 291,700 of our common shares, valued at $10.82 per common share, the closing price of our common shares on Nasdaq on that day, to our officers and certain other current and former officers and employees of RMR LLC.

On February 27, 2020, in accordance with our Trustee compensation arrangements we awarded under our Share Award Plan 3,000 of our common shares each to two new Trustees who were elected to our Board of Trustees with an aggregate market value of $112. In addition, we awarded each of our Trustees 5,000 of our common shares with an aggregate market value of $378 ($54 per trustee) during the year ended December 31, 2020.
On June 14, 2019, in accordance with our Trustee compensation arrangements, we awarded under our Share Award Plan each of our then Trustees 3,000 of our common shares in 2019 with an aggregate market value of $370 ($74 per trustee) as part of their annual compensation.
The value of the share awards were based upon the closing price of our common shares on Nasdaq on the date of the awards. The shares awarded to our Trustees vest immediately.
The shares awarded to our officers and certain other employees of RMR LLC (in those capacities) vest in five equal annual installments beginning on the date of award. Shares forfeited are recognized as they occur. Share awards are expensed ratably over the vesting period and the value of such share awards are included in general and administrative expense in our consolidated statements of comprehensive income (loss).
A summary of shares awarded, vested, forfeited and unvested under the terms of the Share Award Plan for the years ended December 31, 2021, 2020 and 2019 is as follows:

	2021		2020		2019
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares, beginning of year	325,900	$14.71	194,540	$26.59	164,000	$28.39
Shares granted	340,700	$11.26	305,400	$8.91	155,100	$25.00
Shares vested	(240,470)	$14.78	(173,190)	$17.76	(122,010)	$25.09
Shares forfeited	(1,100)	$12.96	(850)	$26.93	(2,550)	$27.49
Unvested shares, end of year	425,030	$11.93	325,900	$14.71	194,540	$26.59
The 425,030 unvested shares as of December 31, 2021 are scheduled to vest as follows: 137,030 shares in 2022, 125,040 shares in 2023, 104,620 shares in 2024 and 58,340 shares in 2025. As of December 31, 2021, the estimated future compensation expense for the unvested shares was $4,518. The weighted average period over which the compensation expense will be recorded is approximately 22 months. During the years ended December 31, 2021, 2020 and 2019, we recorded $2,964, $3,206 and $2,849, respectively, of compensation expense related to the Share Award Plan.
At December 31, 2021, 1,761,393 of our common shares remain reserved for issuance under our current Share Award Plan.
Share Repurchases
During the years ended December 31, 2021, 2020 and 2019, we repurchased our common shares from certain of our officers and certain current or former employees of RMR LLC, in satisfaction of tax withholding and payment obligations in connection with the vesting of our common shares as follows:

Year	Aggregate Number of Shares Repurchased	Weighted Average Repurchase Price	Value
2021	71,100	$11.11	$790
2020	43,751	$7.90	$346
2019	31,225	$25.61	$800
Distributions
During the years ended December 31, 2021, 2020 and 2019, we paid distributions on our common shares as follows:

	Annual Per Share Distribution	Total Distribution	Characterization of Distribution
Year			Ordinary Income	Capital Gain	Return of Capital	Qualified Dividend
2021	$0.04	$6,596	—%	—	100.00%	—%
2020	$0.57	$93,804	—%	—	100.00%	—%
2019	$2.15	$353,620	44.50%	37.93%	17.57%	0.50%

On January 13, 2022, we declared a distribution of $0.01 per common share, or $1,652, which we paid on February 17, 2022, to shareholders of record on January 24, 2022.
Cumulative Other Comprehensive Income (Loss)
Cumulative other comprehensive income (loss) represents our share of the comprehensive loss of Sonesta. See Notes 5 and 9 for further information regarding these investments.
The following table presents changes in the amounts we recognized in cumulative other comprehensive income (loss) by component for the year ended December 31, 2021:

	Equity in
	Unrealized Gain
	(Loss) of Investees	Total
Balance at December 31, 2019	$—	$—
Other comprehensive loss	(760)	(760)
Amounts reclassified from cumulative other comprehensive income to net income	—	—
Balance at December 31, 2020	(760)	(760)
Other comprehensive income	1,539	1,539
Amounts reclassified from cumulative other comprehensive income to net income	—	—
Balance at December 31, 2021	$779	$779
Note 8. Business and Property Management Agreements with RMR LLC
We have no employees. The personnel and various services we require to operate our business are provided to us by RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally, and (2) a property management agreement, which relates to our property level operations of our net lease portfolio, (excluding properties leased to TA), the office building component of one of our hotels and major renovation or repositioning activities at our hotels that we may request RMR LLC to manage from time to time. See Note 9 for further information regarding our relationship, agreements and transactions with RMR LLC.
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
•Incentive Management Fee. The incentive management fee which may be earned by RMR LLC for an annual period is calculated as follows:
◦An amount, subject to a cap based on the value of our common shares outstanding, equal to 12% of the product of:
–our equity market capitalization on the last trading day of the year immediately prior to the relevant three year measurement period, and

–the amount (expressed as a percentage) by which the total return per share, as defined in the business management agreement and further described below, of our common shareholders (i.e., share price appreciation plus dividends) exceeds the total shareholder return of the applicable market index, or the benchmark return per share, for the relevant measurement period. Effective August 1, 2021, we and RMR LLC amended our business management agreement to replace the benchmark index used in the calculation of incentive management fees. Pursuant to the amendment, for periods beginning on and after August 1, 2021, the MSCI U.S. REIT/Hotel & Resort REIT Index replaced the discontinued SNL U.S. REIT Hotel Index and will be used to calculate benchmark returns per share for purposes of determining any incentive management fee payable by us to RMR LLC. For periods prior to August 1, 2021, the SNL U.S. REIT Hotel Index will continue to be used. Accordingly, the calculation of incentive management fees for the next two measurement periods will continue to use the SNL U.S. REIT Hotel Index in calculating the benchmark returns for periods through July 31, 2021.This change of index was due to S&P Global, Inc. ceasing to publish the SNL U.S. REIT Hotel Index and we refer to the changed index as the benchmark index.
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
◦If our total return per share exceeds 12% per year in any measurement period, the benchmark return per share is adjusted to be the lesser of the total shareholder return of the applicable market index for such measurement period and 12% per year, or the adjusted benchmark return per share. In instances where the adjusted benchmark return per share applies, the incentive management fee will be reduced if our total return per share is between 200 basis points and 500 basis points below the applicable market index in any year, by a low return factor, as defined in the business management agreement, and there will be no incentive management fee paid if, in these instances, our total return per share is more than 500 basis points below the applicable market index in any year, determined on a cumulative basis (i.e., between 200 basis points and 500 basis point per year multiplied by the number of years in the measurement period and below the applicable market index).
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
Pursuant to our business management agreement with RMR LLC, we recognized net business management fees of $42,137, $36,830 and $41,607 for the years ended December 31, 2021, 2020 and 2019, respectively. The net business management fees we recognized are included in general and administrative expenses in our consolidated statements of comprehensive income (loss) for these periods. The net business management fees we recognized for each of the years ended December 31, 2021, 2020 and 2019 reflect a reduction of $3,584 for each of those years for the amortization of the liability we recorded in connection with our former investment in RMR Inc.

•Property Management and Construction Supervision Fees. The property management fees payable to RMR LLC by us for each applicable period are equal to 3.0% of gross collected rents and the construction supervision fees payable to RMR LLC by us for each applicable period are equal to 5.0% of construction costs for our net lease portfolio, excluding properties leased to TA, and the office building component of one of our hotels that are subject to our property management agreement with RMR LLC. On June 22, 2021, we and RMR LLC amended our property management agreement to, among other things, provide for RMR LLC’s oversight of any major capital projects and repositioning activities at our hotels, including our hotels that are managed by Sonesta, as we may request from time to time. RMR LLC will receive the same fee previously paid to Sonesta for these services, which is equal to 3% of the cost of any such major capital project or repositioning activity.
Pursuant to our property management agreement with RMR LLC, we recognized aggregate property management and construction supervision fees of $4,489, $3,575 and $1,399 for the years ended December 31, 2021, 2020 and 2019, respectively. These amounts are included in other operating expenses or have been capitalized as appropriate in our consolidated financial statements. For the fiscal years ended December 31, 2021, 2020 and 2019, $3,674, $3,283 and $1,370, respectively, of property management fees were recognized as operating expenses in our consolidated statements of comprehensive income (loss) and $815, $292 and $29, respectively, were capitalized as building improvements in our consolidated balance sheets and are being depreciated over the estimated useful lives of the related capital assets.
•Expense Reimbursement. We are generally responsible for all of our operating expenses, including certain expenses incurred or arranged by RMR LLC on our behalf. We are generally not responsible for payment of RMR LLC’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR LLC employees assigned to work exclusively or partly at our net lease properties (excluding properties leased to TA) and the office building component of one of our hotels, our share of the wages, benefits and other related costs of RMR LLC’s centralized accounting personnel, our share of RMR LLC’s costs for providing our internal audit function, and as otherwise agreed. Our Audit Committee appoints our Director of Internal Audit and our Compensation Committee approves the costs of our internal audit function. Our property level operating expenses are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR LLC. We reimbursed RMR LLC $2,971, $2,618 and $620 for these expenses and costs for the years ended December 31, 2021, 2020 and 2019, respectively. We included these amounts in other operating expenses and general and administrative expense, as applicable, for these periods.
•Term. Our management agreements with RMR LLC have terms that end on December 31, 2041, and automatically extend on December 31st of each year for an additional year, so that the terms of our management agreements thereafter end on the 20th anniversary of the date of the extension.
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
Note 9. Related Person Transactions
We have relationships and historical and continuing transactions with TA, Sonesta, RMR LLC, RMR Inc., and others related to them, including other companies to which RMR LLC or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR LLC is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee of ABP Trust, which is the controlling shareholder of RMR Inc., and is a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR LLC. John G. Murray, our other Managing Trustee and our President and Chief Executive Officer, also serves as an officer and employee of RMR LLC. In addition, each of our other officers serves as an officer of RMR LLC. Some of our Independent Trustees also serve as independent trustees or independent directors of other public companies to which RMR LLC or its subsidiaries provide management services. Adam Portnoy serves as chair of the boards and as a managing director or managing trustee of these public companies. Other officers of RMR LLC, including Mr. Murray and certain of our other officers, serve as managing trustees, managing directors or officers of certain of these companies.
Our Manager, RMR LLC. We have two agreements with RMR LLC to provide management services to us: (1) a business management agreement, which relates to our business generally, and (2) a property management agreement, which relates to our property level operations of certain net lease properties and the office building component of one of our hotels and major renovation or repositioning activities at our hotels that we may request RMR LLC to manage from time to time. See Note 8 for further information regarding our management agreements with RMR LLC.
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
TA. We lease 179 of our travel centers to TA under the TA leases. As of December 31, 2021, we owned 1,184,797 shares of common stock, representing approximately 8.0% of TA’s outstanding shares of common stock, which amount includes 500,797 shares of TA common stock that we purchased in an underwritten public equity offering in July 2020 at the public offering price of $14.00 per share. RMR LLC provides management services to both us and TA, and Adam D. Portnoy also serves as the chair of the board of directors and as a managing director of TA and, as of December 31, 2021, beneficially owned 658,505 shares of TA common stock (including through RMR LLC), representing approximately 4.4% of TA’s outstanding shares of common stock.
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

Sonesta. Sonesta is a private company of which Adam Portnoy, one of our Managing Trustees, is a director and the controlling stockholder. One of Sonesta’s other directors is our other Managing Trustee, President and Chief Executive Officer and Sonesta’s other director serves as one of RMR Inc.’s managing directors, as RMR LLC’s and RMR Inc.’s executive vice president, general counsel and secretary and as our Secretary. Certain of Sonesta’s officers are officers of RMR LLC. Certain other officers and employees of Sonesta are former employees of RMR LLC. RMR LLC also provides certain services to Sonesta. As of December 31, 2021, we owned approximately 34% of Sonesta’s outstanding shares of common stock and Sonesta managed 261 of our hotels. See Notes 4 and 5 for further information regarding our relationships, agreements and transactions with Sonesta.
AIC. Until its dissolution on February 13, 2020, we, ABP Trust, TA and four other companies to which RMR LLC provides management services owned Affiliates Insurance Company, an Indiana insurance company, or AIC, in equal portions. We and the other AIC shareholders historically participated in a combined property insurance program arranged and insured or reinsured in part by AIC until June 30, 2019. We paid aggregate annual premiums, including taxes and fees, of $5,738 in connection with this insurance program for the policy year ended June 30, 2019.
In connection with AIC’s dissolution, we and each other AIC shareholder received an initial liquidating distribution of $9,000 from AIC in December 2019 and an additional liquidating distribution of approximately $286 in June 2020. We received the final distribution of $12 in December 2021.
As of December 31, 2020 and 2019, our investment in AIC had a carrying value of $12 and $298, respectively. These amounts are included in other assets in our consolidated balance sheets. We did not recognize any income in the year ended December 31, 2021 and 2020 and recognized income of $393 related to our investment in AIC for the year ended December 31, 2019. These amounts are presented as equity in earnings of an investee in our consolidated statements of comprehensive income (loss). Our other comprehensive income (loss) includes our proportionate part of unrealized losses on securities which were owned and held for sale by AIC of $175 related to our investment in AIC for the year ended December 31, 2019.
Note 10. Income Taxes
Our provision (benefit) for income taxes consists of the following:

	For the Year Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	680	3,361	2,327
Foreign	350	—	593
	1,030	3,361	2,920
Deferred:
Foreign	(1,971)	13,850	(127)
	(1,971)	13,850	(127)
	$(941)	$17,211	$2,793
A reconciliation of our effective tax rate and the current U.S. Federal statutory income tax rate is as follows:

	For the Year Ended December 31,
	2021	2020	2019
Taxes at statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Nontaxable income of SVC	(21.0)%	(21.0)%	(21.0)%
State and local income taxes, net of federal tax benefit	(0.1)%	(1.1)%	0.7%
Foreign taxes	0.3%	(4.4)%	0.1%
Effective tax rate	0.2%	(5.5)%	0.8%

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

	As of December 31,
	2021	2020
Deferred tax assets:
Tax loss carryforwards	$84,551	$42,940
Other	4,844	3,175
	89,395	46,115
Valuation allowance	(89,395)	(46,115)
	—	—
Deferred tax liabilities:
Property basis difference	(6,263)	(6,682)
Puerto Rico deferred tax gain	(12,581)	(13,850)
Net deferred tax liabilities	$(18,844)	$(20,532)
Net deferred tax liabilities are included in accounts payable and other liabilities in our consolidated balance sheets.
The following table provides a reconciliation of the beginning and ending balances of gross unrecognized tax benefits from uncertain tax positions in accordance with ASC 740-10-50:

Gross Unrecognized Tax Benefits
As of December 31, 2020	Current Period Increase	As of December 31, 2021
$2,531	$—	$2,531
At December 31, 2021 and 2020, our consolidated TRS had a net deferred tax asset, prior to any valuation allowance, of $84,973 and $40,879, respectively, which consists primarily of the tax benefit of net operating loss carryforwards and tax credits. Because of the uncertainty surrounding our ability to realize the future benefit of these assets, we have provided a 100% valuation allowance as of December 31, 2021 and 2020. As of December 31, 2021 and 2020, our consolidated TRS had net operating loss carryforwards for federal income tax purposes of approximately $334,686 and $159,727, respectively, which partially expire starting in 2025. At December 31, 2021 and 2020, we recorded a deferred tax liability of $12,581 and $13,843, respectively, as a result of the book value to tax basis difference related to the accounting of an insurance settlement in 2020. See Note 4 for further information regarding this insurance settlement.
At December 31, 2021 and 2020, we, excluding our subsidiaries, had net operating loss carryforwards for federal income tax purposes of approximately $423,852 and $333,533, respectively, of which certain losses incurred prior to 2017 partially expire starting 2027.
Note 11. Concentration
Geographic Concentration
At December 31, 2021, our 1,091 properties were located in 47 states in the United States, plus Washington, DC, Ontario, Canada and Puerto Rico. Between 6% and 11% of our properties, by investment, were located in each of California, Texas, Georgia and Illinois. Our two hotels in Ontario, Canada and our hotel in Puerto Rico represent 1.6% of our hotels, by investment, in the aggregate at December 31, 2021.
Credit Concentration
As of December 31, 2021, Sonesta operated 261 of our hotels and TA leased 179 of our net lease properties, representing 50.9% and 27.5%, respectively, of our gross real estate assets at cost. See Notes 5 and 9 for a discussion of our Sonesta and TA agreements.

Note 12. Segment Information
We aggregate our hotels and net lease portfolio into two reportable segments, hotel investments and net lease investments (previously named travel centers), based on their similar operating and economic characteristics.

	For the Year Ended December 31, 2021
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$1,104,678	$—	$—	$1,104,678
Rental income	1,808	389,094	—	390,902
Total revenues	1,106,486	389,094	—	1,495,580

Expenses:
Hotel operating expenses	1,010,737	—	—	1,010,737
Other operating expenses	—	15,658		15,658
Depreciation and amortization	266,641	219,324	—	485,965
General and administrative	—	—	53,439	53,439
Transaction related costs	64,764	—	—	64,764
Loss on asset impairment	60,980	17,640	—	78,620
Total expenses	1,403,122	252,622	53,439	1,709,183

Gain on sale of real estate, net	9,558	1,964	—	11,522
Unrealized gains on equity securities	—	—	22,535	22,535
Interest income	1	—	663	664
Interest expense	—	—	(365,721)	(365,721)
Income (loss) before income taxes and equity in losses of an investee	(287,077)	138,436	(395,962)	(544,603)
Income tax benefit	—	—	941	941
Equity in losses of an investee	—	—	(941)	(941)
Net income (loss)	$(287,077)	$138,436	$(395,962)	$(544,603)

	As of December 31, 2021
	Hotels	Net Lease	Corporate	Consolidated
Total assets	4,487,101	3,580,095	1,086,119	9,153,315

	For the Year Ended December 31, 2020
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$875,098	$—	$—	$875,098
Rental income	2,472	387,684	—	390,156
Total revenues	877,570	387,684	—	1,265,254

Expenses:
Hotel operating expenses	682,804	—	—	682,804
Other operating expenses	—	15,208	—	15,208
Depreciation and amortization	263,673	235,235	—	498,908
General and administrative	—	—	50,668	50,668
Transaction related costs	15,100	—	—	15,100
Loss on asset impairment	17,131	38,625	—	55,756
Total expenses	978,708	289,068	50,668	1,318,444

Gain on sale of real estate, net	14,927	(12,666)	—	2,261
Gain on insurance settlement	62,386	—	—	62,386
Unrealized losses on equity securities, net	—	—	19,882	19,882
Interest income	6	—	278	284
Interest expense	—	—	(306,490)	(306,490)
Loss on early extinguishment of debt	—	—	(9,394)	(9,394)
Income (loss) before income taxes and equity in earnings of an investee	(23,819)	85,950	(346,392)	(284,261)
Income tax expense	—	—	(17,211)	(17,211)
Equity in earnings of an investee	—	—	(9,910)	(9,910)
Net income (loss)	$(23,819)	$85,950	$(373,513)	$(311,382)

	As of December 31, 2020
	Hotels	Net Lease	Corporate	Consolidated
Total assets	$4,846,410	$3,721,418	$119,491	$8,687,319

	For the Year Ended December 31, 2019
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$1,989,173	$—	$—	$1,989,173
Rental income	25,724	301,251	—	326,975
Total revenues	2,014,897	301,251	—	2,316,148

Expenses:
Hotel operating expenses	1,410,927	—	—	1,410,927
Other operating expenses	—	8,357	—	8,357
Depreciation and amortization	268,088	160,360	—	428,448
General and administrative	—	—	54,639	54,639
Transaction related costs	—	—	1,795	1,795
Loss on asset impairment	28,371	10,925	—	39,296
Total expenses	1,707,386	179,642	56,434	1,943,462

Gain on sale of real estate	—	159,535	—	159,535
Dividend income	—	—	1,752	1,752
Unrealized losses on equity securities, net	—	—	(40,461)	(40,461)
Interest income	795	—	1,420	2,215
Interest expense	—	—	(225,126)	(225,126)
Loss on early extinguishment of debt	—	—	(8,451)	(8,451)
Income (loss) before income taxes and equity in earnings of an investee	308,306	281,144	(327,300)	262,150
Income tax expense	—	—	(2,793)	(2,793)
Equity in earnings of an investee	—	—	393	393
Net income (loss)	$308,306	$281,144	$(329,700)	$259,750

	As of December 31, 2019
	Hotels	Net Lease	Corporate	Consolidated
Total assets	$4,866,549	$4,042,831	$124,587	$9,033,967
Note 13. Fair Value of Assets and Liabilities
The table below presents certain of our assets carried at fair value at December 31, 2021, categorized by the level of inputs, as defined in the fair values hierarchy under GAAP, used in the valuation of each asset.

	As of December 31, 2021		As of December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment in TA (Level 1) (1)	$61,159	$61,159	$38,624	$38,624
Assets of properties held for sale (Level 3) (2)	$515,518	$515,518	$13,543	$13,543

(1)As of both December 31, 2021 and 2020, we owned 1,184,797 shares of TA common stock, which are included in other assets in our consolidated balance sheets and reported at fair value based on quoted market prices (Level 1 inputs). Our historical cost basis for these shares was $24,418 as of December 31, 2021 and 2020. During the years ended December 31, 2021, 2020 and 2019, we recorded unrealized gains of $20,367 and $19,883 unrealized losses of $1,129, respectively, to adjust the carrying value of our investment in TA shares to their fair values.

(2)As of December 31, 2021, we owned 67 hotels with 8,667 rooms with an aggregate carrying value of $503,078 classified as held for sale and 22 net lease properties lease properties with 154,206 square feet with an aggregate carrying value of $12,440 classified as held for sale. These properties are recorded at their estimated fair value less costs to sell based on information derived from third party appraisals (Level 3 inputs as defined in the fair value hierarchy under GAAP). We recorded a $78,620 loss on asset impairment in 2021 to reduce the carrying value of certain of these properties to their estimated fair value less costs to sell. As of December 31, 2020, we owned five hotels in four states with a carrying value of $10,699 and six net lease properties located in six states with a carrying value of $2,844 classified as held for sale. These properties are recorded at their estimated fair value less costs to sell based on information derived from third party appraisals (Level 3 inputs as defined in the fair value hierarchy under GAAP) We recorded a $55,756 loss on asset impairment in 2020 to reduce the carrying value of these properties to their estimated fair value less costs to sell.
In addition to the assets included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, revolving credit facility, term loan, senior notes and security deposits. At December 31, 2021 and 2020, the fair values of these additional financial instruments approximated their carrying values in our consolidated balance sheets due to their short term nature or floating interest rates, except as follows:

	December 31, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Amount (1)	Value	Amount (1)	Value
Senior Unsecured Notes, due 2022 at 5.00%	$499,244	$501,033	$498,032	$510,285
Senior Unsecured Notes, due 2023 at 4.50%	499,761	505,378	499,596	505,280
Senior Unsecured Notes, due 2024 at 4.65%	349,105	347,039	348,700	347,893
Senior Unsecured Notes, due 2024 at 4.35%	821,017	821,184	819,546	819,328
Senior Unsecured Notes, due 2025 at 4.50%	347,806	342,493	347,118	346,462
Senior Unsecured Notes, due 2025 at 7.50%	791,340	867,712	789,006	926,404
Senior Unsecured Notes, due 2026 at 5.25%	345,342	348,537	344,212	354,996
Senior Unsecured Notes, due 2026 at 4.75%	447,126	439,889	446,515	448,506
Senior Unsecured Notes, due 2027 at 4.95%	396,160	395,862	395,405	404,328
Senior Unsecured Notes, due 2027 at 5.50%	443,383	461,522	442,370	491,918
Senior Unsecured Notes, due 2028 at 3.95%	393,057	370,562	391,908	388,146
Senior Unsecured Notes, due 2029 at 4.95%	418,895	407,448	418,102	430,064
Senior Unsecured Notes, due 2030 at 4.375%	390,786	370,836	389,656	388,292
Total financial liabilities	$6,143,022	$6,179,495	$6,130,166	$6,361,902
(1)Carrying value includes unamortized discounts and premiums and certain debt issuance costs.
At December 31, 2021 and 2020, we estimated the fair values of our senior notes using an average of the bid and ask price of our then outstanding issuances of senior notes (Level 2 inputs).

SERVICE PROPERTIES TRUST
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2021
(dollars in millions)

	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount at which Carried at Close of Period
	Land	Building & Improvements	Improvements	Impairment	Cost Basis Adjustment(1)	Land	Building & Improvements	Total(2)
Hotel Properties
17 Royal Sonesta	227	1,118	405	(9)	(9)	227	1,496	1,723
22 Sonesta	136	588	321	(51)	(5)	136	848	984
60 Sonesta ES Suites	132	557	368	(35)	(48)	132	794	926
44 Sonesta Select	84	395	308	(8)	(71)	89	548	637
51 Simply Suites	68	341	105	(17)	(18)	66	395	461
17 Hyatt Place	20	137	21	—	—	20	158	178
5 Radisson Hotel	9	93	45	—	—	9	138	147
1 Crowne Plaza	17	69	30	—	—	17	99	116
13 Courtyard	13	64	63	(14)	(23)	12	68	80
3 Country Inn and Suites	4	29	10	—	—	4	39	43
3 Residence Inn	4	9	12	(3)	(1)	3	17	20
Net Lease Properties
134 TravelCenters of America	568	939	463	—	—	575	1,393	1,968
45 Petro Stopping Centers	260	522	210	—	—	259	717	976
11 AMC Theatres	30	55	1	—	—	30	56	86
14 The Great Escape	19	64	—	—	—	19	64	83
3 Life Time Fitness	17	56	—	—	—	17	56	73
5 Buehler's Fresh Foods	10	49	—	—	—	10	49	59
59 Heartland Dental	11	37	—	—	—	11	37	48
10 Norms	23	24	—	—	—	23	24	47
23 Express Oil Change	6	37	—	—	—	6	37	43
39 Pizza Hut	12	27	—	—	—	12	27	39
3 Flying J Travel Plaza	6	32	—	—	—	6	32	38
6 America's Auto Auction	7	23	4	—	—	7	27	34
6 Regal Cinemas	9	25	—	—	—	9	25	34
4 Courthouse Athletic Club	5	28	—	—	—	5	28	33
44 Church's Chicken	7	25	—	—	—	7	25	32
2 Big Al's	3	28	—	—	—	3	28	31
21 Burger King	9	22	—	—	—	9	22	31
1 Fleet Farm	3	27	—	—	—	3	27	30
19 Hardee's	4	24	—	—	—	4	24	28
4 B&B Theatres	12	15	—	—	—	12	15	27
16 Martin's	7	20	—	—	—	7	20	27
19 Arby's	7	19	—	—	—	7	19	26
4 Creme de la Creme	7	18	—	—	—	7	18	25
20 Popeye's Chicken & Biscuits	8	17	—	—	—	8	17	25
5 Mister Car Wash	2	19	—	—	—	2	19	21
6 United Supermarkets	4	17	—	—	—	4	17	21
2 Mesa Fitness	3	17	—	—	—	3	17	20
13 Taco Bell	4	15	—	—	—	4	15	19
1 CarMax	5	13	—	—	—	5	13	18
28 Uncle Ed's Oil Shoppe	6	12	—	—	—	6	12	18
1 Dave & Buster's	3	11	—	—	—	3	11	14
2 Fusion Gyms	3	10	1	—	—	3	11	14
5 Pike Nursery	8	6	—	—	—	8	6	14
2 HHI-Formtech	3	10	—	—	—	3	10	13
3 Golden Corral	4	8	—	—	—	4	8	12
5 Rite Aid	3	9	—	—	—	3	9	12
2 Sanford's Grub & Pub	1	10	—	—	—	1	10	11
1 Baptist Emergency Hospital	2	8	—	—	—	2	8	10

	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount at which Carried at Close of Period
	Land	Building & Improvements	Improvements	Impairment	Cost Basis Adjustment(1)	Land	Building & Improvements	Total(2)
2 Eddie Merlot's	2	8	—	—	—	2	8	10
5 Fuddruckers	4	6	—	—	—	4	6	10
1 Cermak Fresh Market	2	7	—	—	—	2	7	9
1 Columbus Preparatory Academy	1	8	—	—	—	1	8	9
12 Core & Main	4	5	—	—	—	4	5	9
5 Lerner and Rowe	1	8	—	—	—	1	8	9
4 Meineke Car Care Center	3	6	—	—	—	3	6	9
3 Texas Roadhouse	3	6	—	—	—	3	6	9
1 Austin's Park n' Pizza	—	8	—	—	—	—	8	8
1 Kohl's	2	6	—	—	—	2	6	8
1 LA Fitness	1	7	—	—	—	1	7	8
1 Academy Sports + Outdoors	1	6	—	—	—	1	6	7
2 Blue Rhino	3	4	—	—	—	3	4	7
1 Columbus Arts & Tech Academy	1	6	—	—	—	1	6	7
2 Diagnostic Health	1	6	—	—	—	1	6	7
3 Krispy Kreme	2	5	—	—	—	2	5	7
1 Marcus Theaters	2	5	—	—	—	2	5	7
3 Oregano's Pizza Bistro	1	6	—	—	—	1	6	7
9 Sonic Drive-In	3	4	—	—	—	3	4	7
2 Axels	—	6	—	—	—	—	6	6
5 Brookshire Brothers	1	5	—	—	—	1	5	6
2 Flying Star Cafe	1	5	—	—	—	1	5	6
2 Heytex USA	1	5	—	—	—	1	5	6
7 Hughes Supply	2	4	—	—	—	2	4	6
1 Jack Stack Barbeque	1	5	—	—	—	1	5	6
3 Jack's Family Restaurant	2	4	—	—	—	2	4	6
3 Wendy's	1	5	—	—	—	1	5	6
2 10 Box	2	3	—	—	—	2	3	5
1 Adult & Pediatric Orthopedics	1	4	—	—	—	1	4	5
2 Bricktown Brewery	1	4	—	—	—	1	4	5
1 ConForm Automotive	2	3	—	—	—	2	3	5
2 Gerber Collision & Glass	1	4	—	—	—	1	4	5
2 HD Supply White Cap	2	3	—	—	—	2	3	5
1 Multi-Tenant	1	4	11	—	—	3	13	16
1 Planet Fitness	1	4	—	—	—	1	4	5
1 RGB Eye Associates	1	4	—	—	—	1	4	5
2 Walgreens	—	5	—	—	—	—	5	5
1 Ashley Furniture	1	3	—	—	—	1	3	4
1 Boozman-Hof	2	2	—	—	—	2	2	4
1 Caldwell Country Chevrolet	—	4	—	—	—	—	4	4
1 Eriks Bike Shop	1	3	—	—	—	1	3	4
2 Famous Dave's	1	3	—	—	—	1	3	4
3 Focus Child Development Center	1	3	—	—	—	1	3	4
1 Joe's Crab Shack	1	3	—	—	—	1	3	4
1 Max & Erma's	1	3	—	—	—	1	3	4
1 Metaldyne BSM	—	4	—	—	—	—	4	4
1 Rainbow Kids Clinic	1	3	—	—	—	1	3	4
1 Sportsman's Warehouse	1	3	—	—	—	1	3	4
2 Anixter	1	2	—	—	—	1	2	3
1 Applebee's	1	2	—	—	—	1	2	3
1 Black Angus Steakhouse	1	2	—	—	—	1	2	3
1 Buffalo Wild Wings	1	2	—	—	—	1	2	3
1 Kerry's Car Care	1	2	—	—	—	1	2	3
2 Monterey's Tex Mex	1	2	—	—	—	1	2	3
1 Ojos Locos Sports Cantina	1	2	—	—	—	1	2	3

	Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount at which Carried at Close of Period
	Land	Building & Improvements	Improvements	Impairment	Cost Basis Adjustment(1)	Land	Building & Improvements	Total(2)
2 Orscheln Farm and Home	1	2	—	—	—	1	2	3
2 Rick Johnson Auto & Tire	1	2	—	—	—	1	2	3
1 Slim Chickens	1	2	—	—	—	1	2	3
1 Southwest Stainless, LP	—	3	—	—	—	—	3	3
1 Spoons Place	1	2	—	—	—	1	2	3
1 Tractor Supply	—	3	—	—	—	—	3	3
1 What the Buck	—	3	—	—	—	—	3	3
2 Affordable Care, Inc.	1	1	—	—	—	1	1	2
1 Bridgestone Tire	1	1	—	—	—	1	1	2
1 Cycle Gear	1	1	—	—	—	1	1	2
2 Dollar General	—	2	—	—	—	—	2	2
2 Hooters	1	1	—	—	—	1	1	2
2 KFC	—	2	—	—	—	—	2	2
1 Long John Silver's	1	1	—	—	—	1	1	2
3 Rally's	1	1	—	—	—	1	1	2
1 Red Robin Gourmet Burgers	1	1	—	—	—	1	1	2
1 Schumacher Homes	1	1	—	—	—	1	1	2
2 Taco Bueno	1	1	—	—	—	1	1	2
1 Bru Burger Bar	—	1	—	—	—	—	1	1
1 Chicken Salad Chick	—	1	—	—	—	—	1	1
1 El Forastero	—	1	—	—	—	—	1	1
1 ERA Capital	—	1	—	—	—	—	1	1
1 Howlin Concrete	1	—	—	—	—	1	—	1
1 Little Caesars	—	1	—	—	—	—	1	1
1 NAPA Auto Parts	—	1	—	—	—	—	1	1
1 Old Mexico Cantina	—	1	—	—	—	—	1	1
1 O'Reilly Auto Parts	—	1	—	—	—	—	1	1
1 SRS Distribution	—	1	—	—	—	—	1	1
1 The Atlanta Center for Foot & Ankle Surgery	—	1	—	—	—	—	1	1
1 Touchstone Imaging	—	1	—	—	—	—	1	1
1 Wings, Etc	—	1	—	—	—	—	1	1
1 Bigham Cable	—	1	—	—	—	—	—	—
1 Consolidated Pipe	—	—	—	—	—	—	—	—
1 Del Taco	—	—	—	—	—	—	—	—
1 Dunkin Donuts	—	—	—	—	—	—	—	—
1 Family Dollar Stores	—	—	—	—	—	—	—	—
1 Fazoli's	—	—	—	—	—	—	—	—
1 Kings Wings N Things	—	—	—	—	—	—	—	—
1 Off the Hook Seafood & More	—	—	—	—	—	—	—	—
1 Sharks Fish & Chicken	—	—	—	—	—	—	—	—
8 Vacant	4	15	—	—	—	4	15	19
Other	2	8	2	—	—	2	10	12

	$1,910	$6,006	$2,380	$(137)	$(175)	$1,919	$7,871	$9,790
Assets Held for Sale
67 Hotels	$110	$541	$84	$(64)	$(3)	$95	$506	$601
22 Net lease properties	7	23	—	(18)	—	7	6	12
Total (1091 properties)	$2,027	$6,570	$2,464	$(219)	$(178)	$2,021	$8,383	$10,403
(1)Represents reclassifications between accumulated depreciation and building & improvements made to record certain properties at fair value in accordance with GAAP.
(2)Excludes $436 of personal property classified in our consolidated balance sheets as furniture, fixtures and equipment.

SERVICE PROPERTIES TRUST
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2021
(dollars in millions)

	Accumulated Depreciation(1)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Income Statement is Computed
Hotel Properties
60 Sonesta ES Suites	(391)	1984 through 2000	1996 through 2017	10 - 40 Years
17 Royal Sonesta	(340)	1913 through 1987	2005 through 2017	10 - 40 Years
44 Sonesta Select	(312)	1987 through 2000	1995 through 2003	10 - 40 Years
22 Sonesta	(253)	1924 through 1999	2005 through 2018	10 - 40 Years
51 Simply Suites	(203)	1996 through 2000	1997 through 2003	10 - 40 Years
17 Hyatt Place	(89)	1992 through 2000	1997 through 2002	10 - 40 Years
5 Radisson Hotel	(70)	1987 through 1990	1996 through 2018	10 - 40 Years
3 Country Inn and Suites by Radisson	(20)	1987 through 1997	1996 and 2005	10 - 40 Years
1 Crowne Plaza	(12)	1971 through 1988	2006 and 2017	10 - 40 Years
13 Courtyard	(4)	1987 through 2000	1995 through 2003	10 - 40 Years
3 Residence	(1)	1989 through 2002	1996 through 2005	10 - 40 Years
Net Lease Properties
134 TravelCenters of America	(834)	1962 through 2017	2007 through 2017	10 - 40 Years
45 Petro Stopping Centers	(418)	1975 through 2017	2007 through 2017	10 - 40 Years
11 AMC Theatres	(6)	1993 through 2008	2019	10 - 40 Years
5 Buehler's Fresh Foods	(6)	1985 through 2000	2019	10 - 40 Years
39 Pizza Hut	(6)	1972 through 2006	2019	10 - 40 Years
3 Life Time Fitness	(5)	1987 through 2012	2019	10 - 40 Years
14 The Great Escape	(5)	1986 through 2007	2019	10 - 40 Years
19 Arby's	(4)	1969 through 2005	2019	10 - 40 Years
21 Burger King	(4)	1968 through 1985	2019	10 - 40 Years
44 Church's Chicken	(3)	1668 to 1985	2019	10 - 40 Years
4 Courthouse Athletic Club	(3)	1997 through 2001	2019	10 - 40 Years
23 Express Oil Change	(3)	1970 through 2001	2019	10 - 40 Years
19 Hardee's	(3)	1969 through 1994	2019	10 - 40 Years
59 Heartland Dental	(3)	1920 through 2005	2019	10 - 40 Years
1 Multi-Tenant	(3)	2001	2019	10 - 40 Years
20 Popeye's Chicken & Biscuits	(3)	1968 through 2004	2019	10 - 40 Years
6 America's Auto Auction	(2)	1965 through 2005	2019	10 - 40 Years
4 B&B Theatres	(2)	1998 through 2004	2019	10 - 40 Years
2 Big Al’s	(2)	2006 through 2010	2019	10 - 40 Years
1 Cermak Fresh Market	(2)	1989	2019	10 - 40 Years
1 Fleet Farm	(2)	1979	2019	10 - 40 Years
3 Flying J Travel Plaza	(2)	2001	2019	10 - 40 Years
2 HHI-Formtech	(2)	1952	2019	10 - 40 Years
16 Martin's	(2)	1962 through 2003	2019	10 - 40 Years
2 Mesa Fitness	(2)	1983 through 2007	2019	10 - 40 Years
10 Norms	(2)	1957 through 2014	2019	10 - 40 Years
6 Regal Cinemas	(2)	2005 through 2010	2019	10 - 40 Years
13 Taco Bell	(2)	1982 through 2010	2019	10 - 40 Years
28 Uncle Ed's Oil Shoppe	(2)	1959 through 1999	2019	10 - 40 Years

	Accumulated Depreciation(1)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Income Statement is Computed
6 United Supermarkets	(2)	1979 through 1997	2019	10 - 40 Years
2 10 Box	(1)	1991	2019	10 - 40 Years
1 Adult & Pediatric Orthopedics	(1)	1991	2019	10 - 40 Years
1 Austin's Park n' Pizza	(1)	2003	2019	10 - 40 Years
2 Axels	(1)	1995 through 1996	2019	10 - 40 Years
2 Bricktown Brewery	(1)	1904 through 1984	2019	10 - 40 Years
5 Brookshire Brothers	(1)	1990 through 1999	2019	10 - 40 Years
1 CarMax	(1)	2005	2019	10 - 40 Years
1 Columbus Preparatory Academy	(1)	2004	2019	10 - 40 Years
1 ConForm Automotive	(1)	1987	2019	10 - 40 Years
12 Core & Main	(1)	1972 through 2001	2019	10 - 40 Years
4 Creme de la Creme	(1)	1999 through 2008	2019	10 - 40 Years
1 Dave & Buster's	(1)	1992	2019	10 - 40 Years
2 Diagnostic Health	(1)	1985 through 1997	2019	10 - 40 Years
2 Eddie Merlot's	(1)	1997 through 2003	2019	10 - 40 Years
5 Fuddruckers	(1)	1994 through 1995	2019	10 - 40 Years
2 Fusion Gyms	(1)	1987 through 1984	2019	10 - 40 Years
3 Golden Corral	(1)	1993 through 2000	2019	10 - 40 Years
2 Heytex USA	(1)	2008 through 2016	2019	10 - 40 Years
7 Hughes Supply	(1)	1993	2019	10 - 40 Years
1 Jack Stack Barbeque	(1)	1983	2019	10 - 40 Years
1 Joe's Crab Shack	(1)	1997	2019	10 - 40 Years
1 Kohl's	(1)	1986	2019	10 - 40 Years
3 Krispy Kreme	(1)	2000 through 2004	2019	10 - 40 Years
5 Lerner and Rowe	(1)	1973 through 2007	2019	10 - 40 Years
1 Marcus Theaters	(1)	1999	2019	10 - 40 Years
4 Meineke Car Care Center	(1)	1999 through 2000	2019	10 - 40 Years
1 Metaldyne BSM	(1)	1960	2019	10 - 40 Years
5 Mister Car Wash	(1)	1960 through 2002	2019	10 - 40 Years
3 Oregano's Pizza Bistro	(1)	1964 through 2006	2019	10 - 40 Years
5 Pike Nursery	(1)	1970 through 1996	2019	10 - 40 Years
5 Rite Aid	(1)	1901 through 2000	2019	10 - 40 Years
2 Sanford's Grub & Pub	(1)	1928 through 2003	2019	10 - 40 Years
9 Sonic Drive-In	(1)	1987 through 2010	2019	10 - 40 Years
1 Sportsman's Warehouse	(1)	1983	2019	10 - 40 Years
3 Texas Roadhouse	(1)	2003 to 2005	2019	10 - 40 Years
2 Walgreens	(1)	1999 through 2000	2019	10 - 40 Years
3 Wendy's	(1)	1984 through 1989	2019	10 - 40 Years
1 Academy Sports + Outdoors	—	2016	2019	10 - 40 Years
2 Affordable Care, Inc.	—	2008 through 2010	2019	10 - 40 Years
2 Anixter	—	1984 through 1999	2019	10 - 40 Years
1 Applebee's	—	1996	2019	10 - 40 Years
1 Ashley Furniture	—	1973	2019	10 - 40 Years
1 Baptist Emergency Hospital	—	2013	2019	10 - 40 Years
1 Bigham Cable	—	1982	2019	10 - 40 Years
1 Black Angus Steakhouse	—	1996	2019	10 - 40 Years

	Accumulated Depreciation(1)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Income Statement is Computed
2 Blue Rhino	—	2004	2019	10 - 40 Years
1 Boozman-Hof	—	1988	2019	10 - 40 Years
1 Bridgestone Tire	—	1998	2019	10 - 40 Years
1 Bru Burger Bar	—	1996	2019	10 - 40 Years
1 Buffalo Wild Wings	—	2014	2019	10 - 40 Years
1 Caldwell Country Chevrolet	—	2000	2019	10 - 40 Years
1 Chicken Salad Chick	—	1976	2019	10 - 40 Years
1 Columbus Arts & Tech Academy	—	1980	2019	10 - 40 Years
1 Consolidated Pipe	—	1987	2019	10 - 40 Years
1 Cycle Gear	—	1996	2019	10 - 40 Years
1 Del Taco	—	1992	2019	10 - 40 Years
2 Dollar General	—	2012 through 2015	2019	10 - 40 Years
1 Dunkin Donuts	—	1977	2019	10 - 40 Years
1 El Forastero	—	1992	2019	10 - 40 Years
1 ERA Capital	—	1999	2019	10 - 40 Years
1 Eriks Bike Shop	—	1996	2019	10 - 40 Years
1 Family Dollar Stores	—	1988	2019	10 - 40 Years
2 Famous Dave's	—	1997 through 1999	2019	10 - 40 Years
1 Fazoli's	—	1982	2019	10 - 40 Years
2 Flying Star Cafe	—	1994 through 1999	2019	10 - 40 Years
3 Focus Child Development Center	—	1965 through 1998	2019	10 - 40 Years
2 Gerber Collision & Glass	—	2001 through 2002	2019	10 - 40 Years
2 HD Supply White Cap	—	1990 through 2001	2019	10 - 40 Years
2 Hooters	—	1997 through 1994	2019	10 - 40 Years
1 Howlin Concrete	—	1975	2019	10 - 40 Years
3 Jack's Family Restaurant	—	2008 through 2016	2019	10 - 40 Years
1 Kerry's Car Care	—	2015	2019	10 - 40 Years
2 KFC	—	1977 through 2006	2019	10 - 40 Years
1 Kings Wings N Things	—	1997	2019	10 - 40 Years
1 LA Fitness	—	2012	2019	10 - 40 Years
1 Little Caesars	—	1996	2019	10 - 40 Years
1 Long John Silver's	—	1972 through 1987	2019	10 - 40 Years
1 Max & Erma's	—	1990 through 2007	2019	10 - 40 Years
2 Monterey's Tex Mex	—	1979 through 1997	2019	10 - 40 Years
1 NAPA Auto Parts	—	2001	2019	10 - 40 Years
1 Off the Hook Seafood & More	—	2007	2019	10 - 40 Years
1 Ojos Locos Sports Cantina	—	1993	2019	10 - 40 Years
1 Old Mexico Cantina	—	2007	2019	10 - 40 Years
1 O'Reilly Auto Parts	—	2006	2019	10 - 40 Years
2 Orscheln Farm and Home	—	1977 through 1986	2019	10 - 40 Years
1 Planet Fitness	—	2007	2019	10 - 40 Years
1 Rainbow Kids Clinic	—	2011	2019	10 - 40 Years
3 Rally's	—	1990 through 1992	2019	10 - 40 Years
1 Red Robin Gourmet Burgers	—	1995	2019	10 - 40 Years
1 RGB Eye Associates	—	2013	2019	10 - 40 Years
2 Rick Johnson Auto & Tire	—	1993	2019	10 - 40 Years

	Accumulated Depreciation(1)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Income Statement is Computed
1 Schumacher Homes	—	2014	2019	10 - 40 Years
1 Sharks Fish & Chicken	—	2014	2019	10 - 40 Years
1 Slim Chickens	—	2013	2019	10 - 40 Years
1 Southwest Stainless, LP	—	1977 through1994	2019	10 - 40 Years
1 Spoons Place	—	1998	2019	10 - 40 Years
1 SRS Distribution	—	1975	2019	10 - 40 Years
2 Taco Bueno	—	1991 through 2003	2019	10 - 40 Years
1 The Atlanta Center for Foot & Ankle Surgery	—	1963	2019	10 - 40 Years
1 Touchstone Imaging	—	1992	2019	10 - 40 Years
1 Tractor Supply	—	2007	2019	10 - 40 Years
1 What the Buck	—	1958	2019	10 - 40 Years
1 Wings, Etc	—	2014	2019	10 - 40 Years
8 Vacant	—	1977 through 2006	2019	10 - 40 Years
Other	—
	$(3,069)
(1)Excludes accumulated depreciation of $213 related to personal property classified in our consolidated balance sheets as furniture, fixtures and equipment.

SERVICE PROPERTIES TRUST
NOTES TO SCHEDULE III
December 31, 2021
(dollars in thousands)

(A)The change in total cost of properties for the period from January 1, 2019 to December 31, 2021 is as follows:

	2021	2020	2019
Balance at beginning of year	$10,630,560	$10,716,233	$8,820,346
Additions: acquisitions and capital expenditures	86,016	99,141	1,983,380
Dispositions	(330,091)	(145,836)	—
Reclassification of properties held for sale	(596,475)	(38,978)	(87,493)
Balance at close of year	$9,790,010	$10,630,560	$10,716,233
(B)The change in accumulated depreciation for the period from January 1, 2019 to December 31, 2021 is as follows:

	2021	2020	2019
Balance at beginning of year	$3,047,016	$2,851,121	$2,574,297
Additions: depreciation expense	298,597	364,636	305,441
Dispositions	(153,699)	(143,814)	(28,617)
Reclassification of properties held for sale	(122,566)	(24,927)	—
Balance at close of year	$3,069,348	$3,047,016	$2,851,121
(C)The aggregate cost tax basis for federal income tax purposes of our real estate properties was $8,056,671 on December 31, 2021.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Service Properties Trust
By:	/s/ John G. Murray
John G. Murray President and Chief Executive Officer
Dated: February 24, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John G. Murray	Managing Trustee, President and Chief Executive Officer	February 24, 2022
John G. Murray

/s/ Brian E. Donley	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 24, 2022
Brian E. Donley

/s/ Laurie B. Burns	Independent Trustee	February 24, 2022
Laurie B. Burns

/s/ Robert E. Cramer	Independent Trustee	February 24, 2022
Robert E. Cramer

/s/ Donna D. Fraiche	Independent Trustee	February 24, 2022
Donna D. Fraiche

/s/ John L. Harrington	Independent Trustee	February 24, 2022
John L. Harrington

/s/ William A. Lamkin	Independent Trustee	February 24, 2022
William A. Lamkin

/s/ Adam D. Portnoy	Managing Trustee	February 24, 2022
Adam D. Portnoy