Form 10-Q
period 2022-03-31
Service Properties Trust
filed 2022-05-04
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of May 3, 2022: 165,091,055

SERVICE PROPERTIES TRUST
FORM 10-Q
March 31, 2022

References in this Quarterly Report on Form 10-Q to the Company, SVC, we, us or our include Service Properties Trust and our consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

Part I Financial Information
Item 1. Financial Statements
SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands, except share data)

	March 31, 2022	December 31, 2021
ASSETS
Real estate properties:
Land	$1,919,126	$1,918,385
Buildings, improvements and equipment	7,989,900	8,307,248
Total real estate properties, gross	9,909,026	10,225,633
Accumulated depreciation	(3,031,295)	(3,281,659)
Total real estate properties, net	6,877,731	6,943,974
Acquired real estate leases and other intangibles, net	275,504	283,241
Assets held for sale	452,100	515,518
Cash and cash equivalents	969,609	944,043
Restricted cash	2,963	3,375
Equity method investments	61,974	62,687
Investment in equity securities	50,899	61,159
Due from related persons	44,430	48,168
Other assets, net	281,862	291,150
Total assets	$9,017,072	$9,153,315

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$1,000,000	$1,000,000
Senior unsecured notes, net	6,146,258	6,143,022
Accounts payable and other liabilities	422,490	433,448
Due to related persons	14,025	21,539
Total liabilities	7,582,773	7,598,009

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 165,091,533 and 165,092,333, shares issued and outstanding, respectively	1,651	1,651
Additional paid in capital	4,553,020	4,552,558
Cumulative other comprehensive income	783	779
Cumulative net income available for common shareholders	2,515,838	2,635,660
Cumulative common distributions	(5,636,993)	(5,635,342)
Total shareholders’ equity	1,434,299	1,555,306
Total liabilities and shareholders’ equity	$9,017,072	$9,153,315
The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenues:
Hotel operating revenues	$297,406	$168,953
Rental income	96,358	92,217
Total revenues	393,764	261,170

Expenses:
Hotel operating expenses	290,343	195,352
Other operating expenses	2,269	3,417
Depreciation and amortization	104,113	124,368
General and administrative	11,989	12,657
Transaction related costs	1,177	19,635
Loss on asset impairment, net	5,500	1,211
Total expenses	415,391	356,640

Other operating income:
Gain (loss) on sale of real estate, net	5,548	(9)
Unrealized losses on equity securities, net	(10,260)	(6,481)
Interest income	273	57
Interest expense (including amortization of debt issuance costs and debt discounts and premiums of $5,913 and $4,355, respectively)	(92,344)	(89,391)
Loss before income taxes and equity in losses of an investee	(118,410)	(191,294)
Income tax expense	(695)	(853)
Equity in losses of an investee	(717)	(2,843)
Net loss	(119,822)	(194,990)
Other comprehensive income:
Equity interest in investee’s unrealized gains	4	—
Other comprehensive income	4	—
Comprehensive loss	$(119,818)	$(194,990)

Weighted average common shares outstanding (basic and diluted)	164,667	164,498

Net loss per common share (basic and diluted)	$(0.73)	$(1.19)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data)

	Common Shares			Additional Paid in Capital	Cumulative Net Income Available for Common Shareholders	Cumulative Other Comprehensive Income (Loss)
	Number of Shares	Common Shares	Cumulative Common Distributions
							Total

Balance at December 31, 2021	165,092,333	$1,651	$(5,635,342)	$4,552,558	$2,635,660	$779	$1,555,306
Net loss	—	—	—	—	(119,822)	—	(119,822)
Equity in unrealized gains of investees	—	—	—	—	—	4	4
Common share grants	—	—	—	462	—	—	462
Common share forfeitures	(800)	—	—	—	—	—	—
Distributions	—	—	(1,651)	—	—	—	(1,651)
Balance at March 31, 2022	165,091,533	$1,651	$(5,636,993)	$4,553,020	$2,515,838	$783	$1,434,299

Balance at December 31, 2020	164,823,833	$1,648	$(5,628,746)	$4,550,385	$3,180,263	$(760)	$2,102,790
Net loss	—	—	—	—	(194,990)	—	(194,990)
Common share grants	—	—	—	380	—	—	380
Distributions to common shareholders	—	—	(1,648)	—	—	—	(1,648)
Balance at March 31, 2021	164,823,833	$1,648	$(5,630,394)	$4,550,765	$2,985,273	$(760)	$1,906,532
The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(119,822)	$(194,990)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	104,113	124,368
Net amortization of debt issuance costs, discounts and premiums as interest	5,913	4,355
Straight-line rental income	1,973	1,883
Loss on asset impairment	5,500	1,211
Unrealized loss on equity securities, net	10,260	6,481
Equity in losses of an investee	717	2,843
(Gain) loss on sale of real estate	(5,548)	9
Other non-cash income, net	(836)	(1,020)
Changes in assets and liabilities:
Due from related persons	395	(395)
Other assets	6,729	(13,515)
Accounts payable and other liabilities	(21,980)	(13,841)
Due to related persons	603	19,887
Net cash used in operating activities	(11,983)	(62,724)

Cash flows from investing activities:
Real estate acquisitions and deposits	—	(7,649)
Real estate improvements	(26,561)	(21,891)
Hotel managers’ purchases with restricted cash	(787)	(14,198)
Net proceeds from sale of real estate	66,218	375
Investment in Sonesta	—	(25,443)
Net cash provided by (used in) investing activities	38,870	(68,806)

Cash flows from financing activities:
Borrowings under revolving credit facility	—	973,168
Repayments of revolving credit facility	—	(51,592)
Deferred financing costs	(82)	(303)
Distributions to common shareholders	(1,651)	(1,648)
Net cash (used in) provided by financing activities	(1,733)	919,625
Increase in cash and cash equivalents and restricted cash	25,154	788,095
Cash and cash equivalents and restricted cash at beginning of period	947,418	91,456
Cash and cash equivalents and restricted cash at end of period	$972,572	$879,551

Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$969,609	$874,455
Restricted cash	2,963	5,096
Total cash and cash equivalents and restricted cash	$972,572	$879,551

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(dollars in thousands)

	For the Three Months Ended March 31,
	2022	2021
Supplemental cash flow information:
Cash paid for interest	$102,164	$98,410
Cash paid for income taxes	581	182
Non-cash investing activities:
Real estate improvements accrued, not paid	$7,901	$9,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 1. Organization and Basis of Presentation
Service Properties Trust, or we, us or our, is a real estate investment trust, or REIT, organized on February 7,
1995 under the laws of the State of Maryland, which invests in hotels and service-focused retail net lease properties. At March 31, 2022, we owned, directly and through our subsidiaries, 298 hotels and 786 net lease properties.
At March 31, 2022, all 298 of our hotels were operated by subsidiaries of the following companies: Sonesta Holdco Corporation, or Sonesta (256 hotels), Hyatt Hotels Corporation, or Hyatt (17 hotels), Radisson Hospitality, Inc., or Radisson (eight hotels), Marriott International, Inc., or Marriott (16 hotels), and InterContinental Hotels Group, plc, or IHG (one hotel). At March 31, 2022, we owned 786 net lease properties with 174 tenants, including 179 travel centers leased to TravelCenters of America Inc., or TA, our largest tenant. Hereinafter, these companies are sometimes referred to as our managers and/or tenants, or collectively, operators.
Impact of COVID-19

As a result of the COVID-19 pandemic and the impact it has had on travel and the broader economy throughout the U.S. since March 2020, our hotels have experienced significant declines in occupancy, which have had and are expected to continue to have a significant negative effect on our operating results and cash flow. While occupancy has since recovered significantly, there remains uncertainty as to when and if operations at our hotels will return to pre-pandemic levels.

Liquidity

As of March 31, 2022, our $1,000,000 revolving credit facility was scheduled to mature on July 15, 2022. In April 2022, we amended the agreement governing the credit facility to among other things, obtain additional covenant relief, we repaid $200,000 of the outstanding balance, and reduced the size of the facility from $1,000,000 to $800,000. Also in April 2022, we exercised a six month option to extend the maturity date of the credit facility to January 15, 2023. We have $500,000 of unsecured senior notes due on August 15, 2022, which we currently expect to repay with cash on hand on or prior to the maturity date. As of May 3, 2022, we have $916,106 of cash or cash equivalents. We also have entered agreements to sell 47 properties for an aggregate sales price of $304,940. See Notes 4 and 7 for further information regarding our asset sales and debt.

Basis of Presentation
The accompanying condensed consolidated financial statements of us are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2021, or our 2021 Annual Report. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair statement of results for the interim period, have been included. These condensed consolidated financial statements include our accounts and the accounts of our subsidiaries, all of which are 100% owned directly or indirectly by us. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods and those of our managers and tenants are not necessarily indicative of the results that may be expected for the full year.
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

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

We have determined that each of our wholly owned taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification™. We have concluded that we must consolidate each of our wholly owned TRSs because we are the entity with the power to direct the activities that most significantly impact such VIEs’ performance and we have the obligation to absorb losses or the right to receive benefits from each VIE that could be significant to the VIE and are, therefore, the primary beneficiary of each VIE. The assets of our TRSs were $109,031 and $113,705 as of March 31, 2022 and December 31, 2021, respectively, and consist primarily of amounts due from and working capital advances to certain of our hotel managers. The liabilities of our TRSs were $33,192 and $42,432 as of March 31, 2022 and December 31, 2021, respectively, and consist primarily of amounts payable to certain of our hotel managers. The assets of our TRSs are available to satisfy our TRSs’ obligations and we have guaranteed certain obligations of our TRSs.
Note 2. Revenue Recognition
We report hotel operating revenues for managed hotels in our condensed consolidated statements of comprehensive income (loss). We generally recognize hotel operating revenues, consisting primarily of room and food and beverage sales, when goods and services are provided.
We report rental income for leased properties in our condensed consolidated statements of comprehensive income (loss). We recognize rental income from operating leases on a straight line basis over the term of the lease agreements. We reduced rental income by $1,973 and $1,883 for the three months ended March 31, 2022 and 2021, respectively, to record scheduled rent changes under certain of our leases, the deferred rent obligations payable to us under our leases with TA and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks at our travel centers on a straight line basis. See Notes 5 and 10 for further information regarding our TA leases. Due from related persons includes $17,321 and $20,655 and other assets, net, includes $28,252 and $26,881 of straight line rent receivables at March 31, 2022 and December 31, 2021, respectively.
Certain of our lease agreements require additional percentage rent if gross revenues of our properties exceed certain thresholds defined in our lease agreements. We may determine percentage rent due to us under our leases monthly, quarterly or annually, depending on the specific lease terms, and recognize it when all contingencies are met and the rent is earned. We recorded percentage rent of $756 and $180 for the three months ended March 31, 2022 and 2021, respectively. We had deferred estimated percentage rent of $2,499 and $1,386 for the three months ended March 31, 2022 and 2021, respectively. See Note 5 for further information on this deferred estimated percentage rent.
Note 3. Weighted Average Common Shares
We calculate basic earnings per common share by dividing net loss by the weighted average number of our common shares outstanding during the period. We calculate diluted earnings per share using the more dilutive of the two class method or the treasury stock method. Unvested share awards and other potentially dilutive common shares, and the related impact on earnings, are considered when calculating diluted earnings per share. For the three months ended March 31, 2022 and 2021, there were no dilutive common shares and certain unvested common shares were not included in the calculation of diluted earnings per share because to do so would have been antidilutive.
Note 4. Real Estate Properties
At March 31, 2022, we owned 298 hotels with an aggregate of 47,285 rooms or suites and 786 service-oriented retail properties with an aggregate of 13,515,100 square feet that are primarily subject to “triple net” leases, or net leases where the tenant is generally responsible for payment of operating expenses and capital expenditures of the property during the lease term. Our properties had an aggregate undepreciated carrying value of $10,361,126, including $452,100 related to properties classified as held for sale as of March 31, 2022.
We made capital expenditures at certain of our properties of $28,884 during the three months ended March 31, 2022.
Dispositions

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

During the three months ended March 31, 2022, we sold seven properties for an aggregate sales price of $65,524, excluding closing costs, as presented in the table below. The sales of these properties do not represent significant dispositions individually or in the aggregate nor do they represent a strategic shift. As a result, the results of the operations of these properties are included in continuing operations through the date of sale in our condensed consolidated statements of comprehensive income (loss).

Year of Sale	Property Type	Number of Properties	Rooms or Suites/Square Feet	Gross Sales Price	Gain/ (Loss) on Sale
Properties sold during the three months ended March 31, 2022
2022	Hotels	5	1,060	$60,174	$5,122
2022	Net Lease	2	6,960	5,350	426
			1,060 / 6,960	$65,524	$5,548

As of March 31, 2022, we had 62 hotels with 7,607 rooms and an aggregate carrying value of $445,935 classified as held for sale and 19 net lease properties with 117,142 square feet and an aggregate carrying value of $6,165 classified as held for sale. See Notes 5 and 13 for further information on these properties.
From April 1, 2022 through May 3, 2022, we sold 16 hotels with 2,021 rooms and an aggregate carrying value of $146,350 for an aggregate sales price of $169,469, excluding closing costs and four net lease properties with 38,578 square feet and a net carrying value of $4,697 for an aggregate sales price of $3,469 excluding closing costs.
As of May 3, 2022, we have entered into agreements to sell 42 Sonesta branded hotels located in 22 states for an aggregate sales price of $301,125 and five net lease properties with an aggregate of 64,617 square feet for an aggregate sales price of $3,815. We expect the majority of these sales to be completed by the end of the second quarter of 2022. We continue to market four additional hotels with 631 keys for sale.
Note 5. Management Agreements and Leases
As of March 31, 2022, we owned 298 hotels which were included in six operating agreements and 786 service oriented retail properties net leased to 174 tenants. We do not operate any of our properties.

Hotel agreements

Sonesta agreement. As of March 31, 2022, Sonesta managed 40 of our full-service hotels, 154 of our extended stay hotels, and 62 of our select service hotels pursuant to management agreements for all of the hotels. The hotels Sonesta managed for us comprised approximately 50.9% of our total historical real estate investments.

On January 7, 2022, we and Sonesta amended and restated our management agreements effective January 1, 2022. We refer to our management agreements with Sonesta collectively as our Sonesta agreement. As of that date, we owned 261 hotels managed by Sonesta and 67 of these hotels were expected to be sold, or the Sale Hotels. Among other things, the amendments to the agreements between us and Sonesta for 194 hotels, or the Retained Hotels, are as follows:

•The term for the Retained Hotels expires on January 31, 2037 and includes two 15-year renewal options.
•All Retained Hotels are subject to a pooling agreement that combines the management agreements for the Retained Hotels for purposes of calculating gross revenues, hotel operating expenses, fees and distributions and the owner’s priority return due to us.
•The owner’s priority return for the Retained Hotels was initially set at $325,200 annually. We have the right to terminate Sonesta’s management of specific hotels that we own if minimum performance thresholds are not met starting in 2023.
•We will renovate the Retained Hotels to comply with agreed upon brand standards. As we advance such funding or fund other capital expenditures, the aggregate annual owner’s priority return due to us will increase by 6% of the amounts funded.
•Trade area restrictions by hotel brand were added to define boundaries to protect our owned hotels in response to Sonesta increasing its franchising and third-party management activities.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

For the Sale Hotels, the term was extended to December 31, 2022 (or until the applicable hotel has been sold) and the reserve established for the regular refurbishment of our hotels, or FF&E, reserve funding requirement was removed. The Sale Hotels are subject to a pooling agreement that combines the management agreements for the Sale Hotels for purposes of calculating gross revenues, hotel operating expenses, management and related fees and the owner’s priority return due to us. Our owner’s priority return will be reduced by the current owner’s priority return for a Sale Hotel once sold. We sold five of the Sale Hotels during the three months ended March 31, 2022. The total annual owner’s priority return for the remaining 62 Sale Hotels was $75,159 as of March 31, 2022. We also sold 16 Sonesta hotels between April 1, 2022 and May 3, 2022 that had a total annual owner’s priority return of $18,724 as of March 31, 2022. As of May 3, 2022, we had agreements to sell 42 additional Sonesta managed hotels for an aggregate sales price of $301,125 and having a total annual owner’s priority return of $46,527 as of March 31, 2022. These pending sales are subject to conditions; as a result, those sales may not occur, may be delayed or their terms may change. See Notes 6 and 10 for further information regarding our sales of hotels managed by Sonesta.

Our Sonesta agreement provides that we are paid an annual owner’s priority return if gross revenues of the hotels, after payment of hotel operating expenses and management and related fees (other than Sonesta’s incentive fee, if applicable), are sufficient to do so. The Sonesta agreement further provides that we are paid an additional return equal to 80% of the operating profits, as defined therein, after reimbursement of owner or manager advances and with respect to the Retained Hotels, FF&E reserve escrows and Sonesta’s incentive fee, if applicable. Our Sonesta hotels generated net operating cash flow of $3,029 and a net operating cash flow deficit of $37,394 for the three months ended March 31, 2022 and 2021, respectively.

Pursuant to our Sonesta agreement, we incurred management, reservation and system fees and reimbursement costs for certain guest loyalty, marketing program and third-party reservation transmission fees of $23,797 and $11,275 for the three months ended March 31, 2022 and 2021, respectively. These fees and costs are included in hotel operating expenses in our condensed consolidated statements of comprehensive income (loss). In addition, we incurred procurement and construction supervision fees payable to Sonesta of $285 and $743 for the three months ended March 31, 2022 and 2021, respectively, which amounts have been capitalized in our condensed consolidated balance sheets and are depreciated over the estimated useful lives of the related capital assets.

Our Sonesta agreement requires us to fund capital expenditures that we approve at the hotels. We incurred capital expenditures for hotels included in our Sonesta agreement in an aggregate amount of $19,067 and $21,713 during the three months ended March 31, 2022 and 2021, respectively, which resulted in increases in our contractual annual owner’s priority returns of $1,144 and $1,737, respectively. We owed Sonesta $4,633 and $17,248 for capital expenditures and other reimbursements at March 31, 2022 and 2021, respectively. Sonesta owed us $3,029 in owner’s priority returns as of March 31, 2022. Amounts due from Sonesta are included in due from related persons and amounts owed to Sonesta are included in due to related persons in our condensed consolidated balance sheets. All of the hotels operated under the Retained Hotels management agreements require that 5% of the hotel gross revenues be escrowed for future capital expenditures as FF&E reserves, subject to available cash flows after payment of the owner’s priority returns due to us. No FF&E escrow deposits were required during either of the three months ended March 31, 2022 or 2021.

We are required to maintain working capital for each of our hotels managed by Sonesta and have advanced a fixed amount based on the number of rooms in each hotel to meet the cash needs for hotel operations. The sales of the hotels managed by Sonesta referenced above resulted in a return to us of working capital amounts we had previously advanced with respect to those hotels. As of March 31, 2022 and December 31, 2021, we had advanced $55,158 and $56,697, respectively, of initial working capital to Sonesta net of any working capital returned to us on termination of the applicable management agreements in connection with such sales. These amounts are included in other assets in our condensed consolidated balance sheets. Any remaining working capital would be returned to us upon termination in accordance with the terms of our Sonesta agreement.

See Notes 6 and 10 for further information regarding our relationship, agreements and transactions with Sonesta.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Hyatt agreement. As of March 31, 2022, Hyatt managed 17 of our select service hotels pursuant to a portfolio management agreement that expires on March 31, 2031, or our Hyatt agreement, and provides that, as of March 31, 2022, we are to be paid an annual owner’s priority return of $12,651. Any returns we receive from Hyatt are currently limited to the hotels’ available cash flows, if any, after payment of operating expenses. Hyatt has provided us with a $30,000 limited guarantee for 75% of the aggregate annual owner's priority returns due to us beginning in 2023. We realized returns of $1,863 and $1,555 during the three months ended March 31, 2022 and 2021, respectively under our Hyatt agreement. We incurred capital expenditures for certain hotels included in our Hyatt agreement of $10,843 during the three months ended March 31, 2022, which resulted in an aggregate increase in our contractual annual owner’s priority returns of $651. We did not incur any capital expenditures for any of the hotels included in our Hyatt agreement during the three months ended March 31, 2021.

Radisson agreement. As of March 31, 2022, Radisson managed eight of our full service hotels pursuant to a portfolio management agreement that expires on July 31, 2031, or our Radisson agreement, and provides that we are to be paid an annual owner’s priority return of $10,200. Any returns we receive from Radisson are currently limited to the hotels’ available cash flows, if any, after payment of operating expenses. Radisson has provided us with a $22,000 limited guarantee for 75% of the aggregate annual owner's priority returns due to us beginning in 2023. We realized returns of $454 and $5,150 during the three months ended March 31, 2022 and 2021, respectively, under our Radisson agreement. We did not incur capital expenditures for any of the hotels included in our Radisson agreement during either of the three months ended March 31, 2022 or March 31, 2021.

Marriott agreement. As of March 31, 2022, Marriott managed 16 of our hotels. We were previously in arbitration proceedings with Marriott regarding, among other things, the validity of the timing of the termination of the Marriott agreements in 2020, including an exit hotel agreement which, if not terminated, would have required us to sell the 16 hotels encumbered with a Marriott brand. We entered an agreement with Marriott regarding the 16 hotels currently managed by Marriott, pursuant to which we agreed to have these hotels remain Marriott branded until the arbitration was resolved. On January 18, 2022, the arbitration concluded, and we are currently evaluating our plans to maximize the value to us of these hotels.

Our Marriott hotels generated net operating cash flow of $323 during the three months ended March 31, 2022 and a net operating cash flow deficit of $14,921 during the three months ended March 31, 2021. Any returns we receive from Marriott are limited to the hotels’ available cash flows, if any, after payment of operating expenses. We did not incur any capital expenditures for any of the hotels included in our Marriott agreement during the three months ended March 31, 2022 and incurred capital expenditures of $7,000 during the three months ended March 31, 2021.

Other. Our management agreement with IHG for one hotel expires on January 31, 2026. Our IHG hotel generated net operating cash flow of $130 for the three months ended March 31, 2022 and a cash flow deficit of $1,502 for the three months ended March 31, 2021. Any returns we receive from IHG are limited to the hotel’s available cash flows, if any, after payment of operating expenses.

Net lease portfolio
As of March 31, 2022, we owned 786 service-focused retail net lease properties with 13,515,100 square feet with leases requiring annual minimum rents of $372,023 with a weighted (by annual minimum rents) average remaining lease term of 10 years. The portfolio was 97.6% leased by 174 tenants operating under 133 brands in 21 distinct industries.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

TA leases. TA is our largest tenant, leasing 27.5% of our total historical real estate investments as of March 31, 2022. We lease to TA a total of 179 travel centers under five leases that expire between 2029 and 2035, subject to TA’s right to extend those leases, and require annual minimum rents of $246,110 as of March 31, 2022. In addition, TA is required to pay us previously deferred rent obligations in quarterly installments of $4,404 through January 31, 2023. TA paid $4,404 of deferred rent to us for each of the three months ended March 31, 2022 and 2021. The remaining balance of previously deferred rents was $17,614 and $22,018 as of March 31, 2022 and December 31, 2021, respectively.
We recognized rental income from our TA leases of $62,038 and $62,077 for the three months ended March 31, 2022 and 2021, respectively. Rental income was reduced by $3,344 and $3,305 for the three months ended March 31, 2022 and 2021, respectively, to record the deferred rent obligations under our TA leases and the estimated future payments to us by TA for the cost of removing underground storage tanks on a straight-line basis. As of March 31, 2022 and December 31, 2021, we had receivables for current rent amounts owed to us by TA and straight-line rent adjustments of $40,606 and $48,168, respectively. These amounts are included in due from related persons in our condensed consolidated balance sheets.
In addition to the rental income that we recognized during the three months ended March 31, 2022 and 2021 as described above, our TA leases require TA to pay us percentage rent based upon increases in certain sales. We recognize percentage rent due under our TA leases as rental income when all contingencies are met. We had aggregate deferred percentage rent under our TA leases of $2,391 and $1,386 for the three months ended March 31, 2022 and 2021, respectively.
Our TA leases do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components. Under our TA leases, TA may request that we fund capital improvements in return for increases in TA’s annual minimum rent equal to 8.5% of the amounts funded. We did not fund any capital improvements to our properties that we leased to TA during either of the three months ended March 31, 2022 or 2021.
See Notes 6 and 10 for further information regarding our relationship with TA.
Our other net lease agreements generally provide for minimum rent payments and in addition may include variable payments. Rental income from operating leases, including any payments derived by index or market-based indices, is recognized on a straight-line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining the lease term. We recognized rental income from our net lease properties (excluding TA) of $34,320 and $29,644 for the three months ended March 31, 2022 and 2021, respectively, which included $1,371 and $1,422, respectively, of adjustments to record scheduled rent changes under certain of our leases on a straight-line basis.
We continually review receivables related to rent, straight-line rent and property operating expense reimbursements and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes an assessment of whether substantially all of the amounts due under a tenant’s lease are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as cash is received. We recognize all changes in the collectability assessment for an operating lease as an adjustment to rental income. We reduced our reserves for uncollectible amounts and increased rental income by $507 for the three months ended March 31, 2022 based on our assessment of collectability and cash received from certain tenants. We recorded reserves for uncollectable amounts against rental income of $4,785 for the three months ended March 31, 2021. We had reserves for uncollectable rents of $11,420 and $15,519 as of March 31, 2022 and December 31, 2021, respectively, included in other assets in our condensed consolidated balance sheets. As of March 31, 2022, we had $6,355 of deferred rents outstanding related to six tenants who represented approximately 6.6% of our annualized rental income of our net lease retail portfolio as of March 31, 2022, to which we granted rent relief during the COVID-19 pandemic. These deferred rents are included in other assets, net in our condensed consolidated balance sheets. The deferred amounts did not impact our operating results for the three months ended March 31, 2022.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 6. Other Investments

Equity method investment

As of March 31, 2022, we owned approximately 34% of Sonesta’s outstanding common stock. We account for our 34% non-controlling interest in Sonesta under the equity method of accounting.

As of March 31, 2022 and December 31, 2021, our investment in Sonesta had a carrying value of $61,974 and $62,687, respectively. The cost basis of our investment in Sonesta exceeded our proportionate share of Sonesta’s total stockholders’ equity book value on the date of acquisition of our initial equity interest in Sonesta, February 27, 2020, by an aggregate of $8,000. As required under GAAP, we are amortizing this difference to equity in earnings of an investee over 31 years, the weighted average remaining useful life of the real estate assets and intangible assets and liabilities owned by Sonesta as of the date of our acquisition. We recorded amortization of the basis difference of $65 in each of the three months ended March 31, 2022 and 2021. We recognized losses of $652 and $2,778 related to our investment in Sonesta for the three months ended March 31, 2022 and 2021, respectively. These amounts are included in equity in earnings (losses) of an investee in our condensed consolidated statements of comprehensive income (loss).

We recorded a liability for the fair value of our initial investment in Sonesta, as no cash consideration was exchanged related to the modification of our management agreement with, and investment in, Sonesta. This liability for our investment in Sonesta is included in accounts payable and other liabilities in our condensed consolidated balance sheet and is being amortized on a straight-line basis through January 31, 2037, as a reduction to hotel operating expenses in our condensed consolidated statements of comprehensive income (loss). We reduced hotel operating expenses by $621 for each of the three months ended March 31, 2022 and 2021, respectively, for amortization of this liability. As of March 31, 2022 and December 31, 2021, the unamortized balance of this liability was $36,826 and $37,447, respectively.

In March 2021, we funded a $25,443 capital contribution to Sonesta related to its acquisition of Red Lion Hotels Corporation, which maintained our 34% ownership in Sonesta. In April, 2022, we funded a $25,000 capital contribution to Sonesta related to Sonesta’s acquisition of a portfolio of four hotels located in New York, NY. We continue to maintain our 34% ownership in Sonesta after giving effect to this funding. We currently expect to make an additional capital contribution of approximately $21,000 before December 31, 2022 in connection with Sonesta’s acquisition of these four hotels.

Investment in equity securities.

As of both March 31, 2022 and December 31, 2021, we owned 1,184,797 shares of TA common stock, representing approximately 8.0% of TA’s outstanding shares of common stock, and reported them at fair value based on quoted market prices (Level 1 inputs). Our TA shares had a carrying value of $50,899 and $61,159 as of March 31, 2022 and December 31, 2021, respectively. Our historical cost basis for these shares was $24,418 as of both March 31, 2022 and December 31, 2021. We recorded unrealized losses of $10,260 and $6,481 during the three months ended March 31, 2022 and 2021, respectively, to adjust the carrying value of our investment in shares of TA common stock to its fair value. See Notes 4, 5 and 10 for further information regarding our relationships, agreements and transactions with TA and Note 13 for further information regarding our investment in TA.

Note 7. Indebtedness
Our principal debt obligations at March 31, 2022 were: (1) $1,000,000 of outstanding borrowings under our $1,000,000 revolving credit facility; and (2) $6,200,000 aggregate outstanding principal amount of senior unsecured notes. Our revolving credit facility is governed by a credit agreement with a syndicate of institutional lenders.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

As of March 31, 2022, the maturity date of our revolving credit facility was July 15, 2022, and, subject to the payment of an extension fee and meeting certain other conditions, we had the option to extend the maturity date of the facility for two additional six-month periods. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. We are required to pay interest on borrowings under our revolving credit facility at the rate of LIBOR plus a premium, which was 235 basis points per annum, subject to a LIBOR floor of 0.50%, as of March 31, 2022. We also pay a facility fee, which was 30 basis points per annum at March 31, 2022, on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon, among other things, changes to our credit ratings. As of March 31, 2022, the annual interest rate payable on borrowings under our revolving credit facility was 2.85%. The weighted average annual interest rate for borrowings under our revolving credit facility was 2.85% for both the three months ended March 31, 2022 and 2021. As of March 31, 2022, our revolving credit facility was fully drawn.
We and our lenders amended the credit agreement governing our $1,000,000 revolving credit facility, or our credit agreement, in 2020. Among other things, the amendments waived all of the then existing financial covenants through the end of the then existing agreement term, or July 15, 2022. As a result of the amendment, among other things:
~~•~~we pledged certain equity interests of subsidiaries owning properties and provided first mortgage liens on 74 properties owned by the pledged subsidiaries;
•we had the ability to fund up to $250,000 of capital expenditures per year and up to $50,000 of certain other investments per year as defined in the credit agreement;
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
•in order to exercise the first six month extension option under the credit agreement, we would have needed to be in compliance with the financial covenants under the agreement calculated using pro forma projections as defined in the agreement for the quarter ending June 30, 2022, annualized, and have repaid or refinanced our $500,000 of 5.00% senior notes due in August 2022; and
•we were not able to utilize the feature in our credit agreement pursuant to which maximum aggregate borrowings may be increased to up to $2,300,000 on a combined basis in certain circumstances until we demonstrated compliance with certain covenants.

On April 14, 2022, we further amended our credit agreement and exercised our option to extend the maturity date of our revolving credit facility by six months to January 15, 2023. Pursuant to the amendment:
•we repaid $200,000 of the outstanding balance and reduced the size of the revolving credit facility from $1,000,000 to $800,000;
•we are permitted to acquire up to an aggregate of $300,000 of real property through the waiver period, which was extended pursuant to the amendment to December 31, 2022;
•certain of the financial covenants in our credit agreement will be tested and in full force and effect beginning with the quarter ending September 30, 2022 and were modified to lower the required fixed charge coverage ratio from 1.5x to 1.0x through December 31, 2022, increase the required leverage ratio limit from 60% to 70% and increase the minimum liquidity requirement from $125,000 to $150,000 (which amount is subject to an additional increase as noted below);
•we can fund through the waiver period an aggregate of $100,000 of capital contributions requested by Sonesta for business activities and to acquire additional shares of common stock of TA to retain our pro rata ownership of TA, an increase from the previous aggregate limit of $50,000;
•the interest rate premium payable on borrowings under our revolving credit facility is increased from 235 basis points per annum to 250 basis points per annum, with the facility fee remaining unchanged at 30 basis points per annum on the total amount of lending commitments under the facility. The interest rate premiums and the facility fee continue to be subject to adjustment based upon changes to our credit ratings and, pursuant to the amendment, the interest rate premium will increase by an additional 25 basis points if we do not satisfy certain financial covenants; and
•we are required to maintain minimum liquidity of $650,000 until we repay our $500,000 of 5.0% senior notes due in August, 2022 and at least $150,000 of liquidity thereafter.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

We continue to have the option to further extend the maturity date of our revolving credit facility by an additional six months, subject to the payment of an extension fee and meeting certain other conditions, including pursuant to the amendment, maintaining a $650,000 minimum liquidity requirement until we repay or refinance our $500,000 of 4.5% senior notes due June 2023. This requirement is reduced to $150,000 if we are in compliance with certain financial covenants, including the 1.5x ratio of consolidated income available for debt service to debt service required to incur additional debt under the agreements governing our public debt.

Our revolving credit facility continues to be secured by 73 properties with an undepreciated book value of $1,757,253 as of March 31, 2022 to secure our obligations under the credit agreement.
Our credit agreement and our unsecured senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR, ceasing to act as our business manager. Our credit agreement and our unsecured senior notes indentures and their supplements also contain covenants, including those that restrict our ability to incur debts or to make distributions under certain circumstances and generally require us to maintain certain financial ratios. As of March 31, 2022, we were not in compliance with one of our debt covenants necessary to incur additional debt, and as a result, we will not be able to incur additional debt until we meet the required covenant level.
Note 8. Shareholders' Equity
Distributions
During the three months ended March 31, 2022, we declared and paid regular quarterly distributions to common shareholders as follows:

Declaration Date	Record Date	Paid Date	Dividend Per Common Share	Total Distributions
January 13, 2022	January 24, 2022	February 17, 2022	$0.01	$1,651
On April 14, 2022, we declared a regular quarterly distribution to common shareholders of record as of April 25, 2022 of $0.01 per share, or $1,651. We expect to pay this amount on or about May 19, 2022.
Note 9. Business and Property Management Agreements with RMR
We have no employees. The personnel and various services we require to operate our business are provided to us by RMR. We have two agreements with RMR to provide management services to us: (1) a business management agreement, which relates to our business generally, and (2) a property management agreement, which relates to our property level operations of our net lease portfolio, excluding properties leased to TA, the office building component of one of our hotels and major renovation or repositioning activities at our hotels that we may request RMR to manage from time to time.

We recognized net business management fees payable to RMR of $9,878 and $10,299 for the three months ended March 31, 2022 and 2021, respectively. Based on our common share total return, as defined in our business management agreement, as of each of March 31, 2022 and 2021, no incentive fees are included in the net business management fees we recognized for the three months ended March 31, 2022 or 2021. The actual amount of annual incentive fees for 2022, if any, will be based on our common share total return, as defined in our business management agreement, for the three-year period ending December 31, 2022, and will be payable in January 2023. We did not incur an incentive fee payable to RMR for the year ended December 31, 2021. We include business management fee amounts in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).
We and RMR amended our business management agreement effective August 1, 2021 to provide that (i) for periods beginning on and after August 1, 2021, the MSCI U.S. REIT/Hotel & Resort REIT Index will be used to calculate benchmark returns per share for purposes of determining any incentive management fee payable by us to RMR, and (ii) for periods prior to August 1, 2021, the SNL U.S. REIT Hotel Index will continue to be used. This change of index was due to S&P Global, Inc. ceasing to publish the SNL U.S. REIT Hotel Index.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

We recognized property management and construction supervision fees payable to RMR of $1,663 and $804 for the three months ended March 31, 2022 and 2021, respectively. Of those amounts, for the three months ended March 31, 2022 and 2021, $1,018 and $802, respectively, of property management fees were expensed to other operating expenses in our condensed consolidated statements of comprehensive income (loss) and $645 and $2, respectively, of construction and supervision fees were capitalized for the three months ended March 31, 2022 and 2021. The amounts capitalized are included in building, improvements and equipment in our condensed consolidated balance sheets and are being depreciated over the estimated useful lives of the related capital assets.

We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR on our behalf. We are generally not responsible for payment of RMR’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR employees assigned to work exclusively or partly at our net lease properties, our share of the wages, benefits and other related costs of RMR's centralized accounting personnel, our share of RMR’s costs for providing our internal audit function, and as otherwise agreed. We reimbursed RMR $764 and $744 for these expenses and costs for the three months ended March 31, 2022 and 2021, respectively. We included these amounts in other operating expenses and selling, general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income (loss).

On June 22, 2021, we and RMR amended our property management agreement to, among other things, provide for RMR's oversight of any major capital projects and repositioning activities at our hotels, including our hotels that are managed by Sonesta, as we may request from time to time. RMR will receive the same fee previously paid to Sonesta for these services, which is equal to 3% of the cost of any such major capital project or repositioning activity.

Note 10. Related Person Transactions
We have relationships and historical and continuing transactions with TA, Sonesta, RMR, The RMR Group, Inc., or RMR Inc., and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR is a majority owned operating subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., the chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR. John G. Murray, our other Managing Trustee and our former President and Chief Executive Officer until March 31, 2022, also serves as an officer and employee of RMR, and each of our other officers serves as an officer of RMR. Some of our Independent Trustees also serve as independent trustees or independent directors of other public companies to which RMR or its subsidiaries provide management services. Adam Portnoy serves as chair of the boards and as a managing trustee or managing director of those companies. Other officers of RMR, including Mr. Murray and certain of our other officers, serve as managing trustees, managing directors or officers of certain of these companies.

TA. We lease 179 of our travel centers to TA under our TA leases. As of March 31, 2022, we owned approximately 8.0% of TA’s outstanding shares of common stock. RMR provides management services to both us and TA, and Adam D. Portnoy, also serves as the chair of the board of directors and as a managing director of TA and, as of March 31, 2022, beneficially owned 658,505 shares of TA common stock (including through RMR), representing approximately 4.4% of TA’s outstanding shares of common stock. See Notes 5, 6 and 13 for further information regarding our relationships, agreements, transactions and investments with TA.
Sonesta. Sonesta is a private company and is controlled by one of our Managing Trustees, Adam D. Portnoy. Mr. Portnoy, is the largest owner and controlling shareholder and a director of Sonesta. One of Sonesta’s other directors is our other Managing Trustee and former President and Chief Executive Officer and is Sonesta’s president and chief executive officer. Sonesta’s other director serves as RMR’s and RMR Inc.’s executive vice president, general counsel and secretary, as a managing director of RMR Inc. and as our Secretary. Certain other officers of Sonesta are officers of RMR and certain other officers and employees of Sonesta are former employees of RMR. RMR also provides certain services to Sonesta. As of March 31, 2022, we owned approximately 34% of Sonesta which managed 256 of our hotels. See Notes 4, 5 and 6 for further information regarding our relationships, agreements and transactions with Sonesta.

Our Manager, RMR. We have two agreements with RMR to provide management services to us. See Note 9 for further information regarding our management agreements with RMR.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

For further information about these and certain other such relationships and certain other related person transactions, refer to our 2021 Annual Report.

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
During the three months ended March 31, 2022, we recognized an income tax expense of $695, which includes $581 of state tax expense and $114 of foreign tax expense. During the three months ended March 31, 2021, we recognized an income tax expense of $853, which includes $753 of state tax expense and $100 of foreign tax expense.
Note 12. Segment Information
We aggregate our hotels and net lease portfolio into two reportable segments, hotel investments and net lease investments, based on their similar operating and economic characteristics.

	For the Three Months Ended March 31, 2022
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$297,406	$—	$—	$297,406
Rental income	—	96,358	—	96,358
Total revenues	297,406	96,358	—	393,764

Expenses:
Hotel operating expenses	290,343	—	—	290,343
Other operating expenses	—	2,269	—	2,269
Depreciation and amortization	56,162	47,951	—	104,113
General and administrative	—	—	11,989	11,989
Transaction related costs	—	—	1,177	1,177
Loss on asset impairment	5,568	(68)	—	5,500
Total expenses	352,073	50,152	13,166	415,391

Gain on sale of real estate, net	4,990	558	—	5,548
Unrealized loss on equity securities, net	—	—	(10,260)	(10,260)
Interest income	—	—	273	273
Interest expense	—	—	(92,344)	(92,344)
Income (loss) before income taxes and equity in earnings of an investee	(49,677)	46,764	(115,497)	(118,410)
Income tax expense	—	—	(695)	(695)
Equity in losses of an investee	—	—	(717)	(717)
Net income (loss)	$(49,677)	$46,764	$(116,909)	$(119,822)

	As of March 31, 2022
	Hotels	Net Lease	Corporate	Consolidated
Total assets	$4,391,689	$3,522,573	$1,102,810	$9,017,072

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

	For the Three Months Ended March 31, 2021
	Hotels	Net Lease	Corporate		Consolidated
Revenues:
Hotel operating revenues	$168,953	$—	$—		$168,953
Rental income	496	91,721	—		92,217
Total revenues	169,449	91,721	—		261,170

Expenses:
Hotel operating expenses	195,352	—	—		195,352
Other operating expenses	—	3,417	—		3,417
Depreciation and amortization	68,124	56,244	—		124,368
General and administrative	—	—	12,657		12,657
Transition related costs	19,635	—	—		19,635
Loss on asset impairment	—	1,211	—		1,211
Total expenses	283,111	60,872	12,657		356,640

Loss on sale of real estate, net	—	(9)	—		(9)
Unrealized loss on equity securities, net	—	—	(6,481)		(6,481)
Interest income	—	—	57		57
Interest expense	—	—	(89,391)		(89,391)
Income (loss) before income taxes and equity in losses of an investee	(113,662)	30,840	(108,472)		(191,294)
Income tax expense	—	—	(853)		(853)
Equity in losses of an investee	—	—	(2,843)		(2,843)
Net income (loss)	$(113,662)	$30,840	$(112,168)		$(194,990)

	As of December 31, 2021
	Hotels	Net Lease	Corporate		Consolidated
Total assets	$4,487,101	$3,580,095	$1,086,119	`	$9,153,315
Note 13. Fair Value of Assets and Liabilities
The table below presents certain of our assets carried at fair value at March 31, 2022, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Recurring Fair Value Measurement Assets:
Investment in TA (Level 1) (1)	$50,899	$50,899	$61,159	$61,159
Non-Recurring Fair Value Measurement Assets:
Assets of properties held for sale (Level 2) (2)	$452,100	$452,100	$—	$—
Assets of properties held for sale (Level 3) (2)	$—	$—	$515,518	$515,518

(1)See Note 6 for further information regarding our investment in TA.

(2)As of March 31, 2022, we owned 62 hotels with 7,607 rooms with an aggregate carrying value of $445,935 classified as held for sale and 19 net lease properties with 117,142 square feet with an aggregate carrying value of $6,165 classified as held for sale. These properties are recorded at their estimated fair value less costs to sell based on offers received from third parties (Level 2 inputs as defined in the fair value hierarchy under GAAP). As of December 31, 2021, we owned 67 hotels with 8,667 rooms with an aggregate carrying value of $503,078 classified as held for sale and 22 net lease properties with 154,206 square feet with an aggregate carrying value of $12,440 classified as held for sale. These properties are recorded at their estimated fair value less costs to sell based on information derived from third party appraisals (Level 3 inputs as defined in the fair value hierarchy under GAAP). We recorded a $78,620 loss on asset impairment in 2021 to reduce the carrying value of certain of these properties to their estimated fair value less costs to sell.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

In addition to the assets included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, revolving credit facility and senior notes. At March 31, 2022 and December 31, 2021, the fair values of these additional financial instruments approximated their carrying values in our condensed consolidated balance sheets due to their short-term nature or floating interest rates, except as follows:

	March 31, 2022		December 31, 2021
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Senior Unsecured Notes, due 2022 at 5.00%	$499,546	$499,878	$499,244	$501,033
Senior Unsecured Notes, due 2023 at 4.50%	499,802	495,955	499,761	505,378
Senior Unsecured Notes, due 2024 at 4.65%	349,206	337,362	349,105	347,039
Senior Unsecured Notes, due 2024 at 4.35%	821,384	799,310	821,017	821,184
Senior Unsecured Notes, due 2025 at 4.50%	347,978	330,433	347,806	342,493
Senior Unsecured Notes, due 2025 at 7.50%	791,924	837,868	791,340	867,712
Senior Unsecured Notes, due 2026 at 5.25%	345,624	331,644	345,342	348,537
Senior Unsecured Notes, due 2026 at 4.75%	447,278	413,582	447,126	439,889
Senior Unsecured Notes, due 2027 at 4.95%	396,349	371,150	396,160	395,862
Senior Unsecured Notes, due 2027 at 5.50%	443,659	441,153	443,383	461,522
Senior Unsecured Notes, due 2028 at 3.95%	393,344	340,798	393,057	370,562
Senior Unsecured Notes, due 2029 at 4.95%	419,093	366,218	418,895	407,448
Senior Unsecured Notes, due 2030 at 4.375%	391,071	333,256	390,786	370,836
Total financial liabilities	$6,146,258	$5,898,607	$6,143,022	$6,179,495
(1)Carrying value includes unamortized discounts and premiums and issuance costs.
At March 31, 2022 and December 31, 2021, we estimated the fair values of our senior notes using an average of the bid and ask price of our then outstanding issuances of senior notes (Level 2 inputs).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2021 Annual Report.
Overview (dollar amounts in thousands, except share amounts and per-room hotel data)
We are a REIT organized under the laws of the State of Maryland. As of March 31, 2022, we owned 1,084 properties in 47 states, the District of Columbia, Canada and Puerto Rico.
Business Environment and Outlook. As a result of the COVID-19 pandemic and the impact it has had on travel and the broader economy throughout the U.S. since March 2020, our hotels have experienced significant declines in occupancy, which have had and are expected to continue to have a significant negative effect on our operating results and cash flow. While occupancy has since recovered significantly, there remains uncertainty as to when and if operations at our hotels will return to pre-pandemic levels. We currently expect that the recovery with respect to business transient and group business will be gradual and likely inconsistent. We also currently expect the recovery of the U.S. hospitality industry to be a multi-year process. In addition, consumer confidence and lodging demand will continue to be affected by unemployment levels, perceptions of the safety of returning to normal activities, the continued use of video conferencing technologies rather than in person meetings and broader macroeconomic trends. These trends, together with increasing labor costs and shortages and commodity and other price inflation and supply chain challenges, may continue to negatively impact our hotel operations and financial results.
Liquidity. As of March 31, 2022, our $1,000,000 revolving credit facility was scheduled to mature on July 15, 2022. In April 2022, we amended the agreement governing the credit facility to among other things, obtain additional covenant relief, we repaid $200,000 of the outstanding balance, and reduced the size of the facility from $1,000,000 to $800,000. Also in April 2022, we exercised a six month option to extend the maturity date to January 15, 2023. We have $500,000 of unsecured senior notes due on August 15, 2022, which we currently expect to repay with cash on hand on or prior to the maturity date. From April 1, 2022 through May 3, 2022, we sold 16 hotels with 2,021 rooms for an aggregate sales price of $169,469, excluding closing costs and four net lease properties with 38,578 square feet for an aggregate sales price of $3,469, excluding closing costs. As of May 3, 2022, we have entered into agreements to sell 42 Sonesta branded hotels located in 22 states for an aggregate sales price of $301,125 and five net lease properties with an aggregate of 64,617 square feet for an aggregate sales price of $3,815. We expect the majority of these sales to be completed by the end of the second quarter of 2022. We continue to market four additional hotels with 631 keys for sale. As of May 3, 2022, we have $916,106 of cash or cash equivalents. See Notes 4 and 7 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our asset sales and debt.
Management agreements and leases. At March 31, 2022, we owned 298 hotels operated under six agreements. We leased these hotels to our wholly owned TRSs that are managed by hotel operating companies. We also owned 786 service-oriented properties with 174 tenants subject to “triple net” leases, where the tenants are generally responsible for the payment of operating expenses and capital expenditures. Our condensed consolidated statements of comprehensive income (loss) include hotel operating revenues and hotel operating expenses from our managed hotels and rental income and other operating expenses from our net lease properties.
On January 7, 2022, we amended and restated our management agreements with Sonesta effective January 1, 2022. As of March 31, 2022, we owned 256 hotels that are managed by Sonesta and 62 of these hotels are expected to be sold. For further discussion of our hotel agreements with Sonesta, see Notes 4, 5 and 10 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Hotel Portfolio. As of March 31, 2022, we owned 298 hotels. In the three months ended March 31, 2022, the U.S. hotel industry generally realized increases in average daily rate, or ADR, revenue per available room, or RevPAR, and occupancy compared to the corresponding 2021 period. The following table provides a summary for all our hotels of these revenue metrics for the periods presented which we believe are key indicators of performance at our hotels.

	Three Months Ended March 31,
	2022	2021	Change
All Hotels
No. of hotels	298	310	(12)
No. of rooms or suites	47,285	49,015	(1,730)
Occupancy	53.3%	40.1%	13.2	pts
ADR	$115.24	$88.02	30.9%
RevPAR	$61.42	$35.30	74.0%
Comparable hotels data. We present RevPAR, ADR and occupancy for the periods presented on a comparable basis to facilitate comparisons between periods. We generally define comparable hotels as those that were owned by us and were open and operating for the entire periods being compared. For the three months ended March 31, 2022 and 2021, our comparable results exclude three hotels that had suspended operations during part of the periods presented. The following table provides a summary of these revenue metrics for the periods presented.

	Three Months Ended March 31,
	2022	2021	Change
Comparable Hotels
No. of hotels	295	295	—
No. of rooms or suites	46,596	46,596	—
Occupancy	53.6%	39.8%	13.8	pts
ADR	$114.85	$88.59	29.6%
RevPAR	$61.56	$35.26	74.6%
We believe these results are primarily due to the improved lodging fundamentals in the current year period and disruption and displacement at certain of our hotels as a result of the COVID-19 pandemic that negatively affected results in the prior year period.
Net Lease Portfolio. As of March 31, 2022, we owned 786 service-focused retail net lease properties with 13,515,100 square feet leased to 174 tenants subject to “triple net” leases (where the tenants are responsible for payments of operating expenses and capital expenditures) requiring annual minimum rent of $372,023. Our net lease portfolio was 97.6% occupied as of March 31, 2022 with a weighted (by annual minimum rent) lease term of 10 years, operating under 144 brands in 22 distinct industries. TA is our largest tenant. As of March 31, 2022, we leased 179 travel centers to TA under five master leases that expire between 2029 and 2035 and require annual minimum rents of $246,110.
Additional details of our hotel operating agreements and our net lease agreements are set forth in Notes 5 and 10 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the tables and notes thereto below.
Disposition Activities. During the three months ended March 31, 2022, we sold five hotels with 1,060 rooms for an aggregate sales price of $60,174, excluding closing costs, and two net lease properties with 6,960 square feet for an aggregate sales price of $5,350, excluding closing costs. From April 1, 2022 through May 3, 2022, we sold 16 hotels with 2,021 rooms for an aggregate sales price of $169,469, excluding closing costs and four net lease properties with 38,578 square feet for an aggregate sales price of $3,469, excluding closing costs. As of May 3, 2022 we have entered into agreements to sell 42 Sonesta branded hotels located in 22 states for an aggregate sales price of $301,125 and five net lease properties with an aggregate of 64,617 square feet for an aggregate sales price of $3,815. We expect the majority of these sales to be completed by the end of the second quarter of 2022. We continue to market four additional hotels with 631 keys for sale. For further discussion of our property sales, see Note 4 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations (dollar amounts in thousands, except share amounts)
Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021

	For the Three Months Ended March 31,
			Increase	% Increase
	2022	2021	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$297,406	$168,953	$128,453	76.0%
Rental income - hotels	—	496	(496)	(100.0)%
Rental income - net lease	96,358	91,721	4,637	5.1%
Total revenues	393,764	261,170	132,594	50.8%

Expenses:
Hotel operating expenses	290,343	195,352	94,991	48.6%
Other operating expenses	2,269	3,417	(1,148)	(33.6)%
Depreciation and amortization - hotels	56,162	68,124	(11,962)	(17.6)%
Depreciation and amortization - net lease	47,951	56,244	(8,293)	(14.7)%
Total depreciation and amortization	104,113	124,368	(20,255)	(16.3)%
General and administrative	11,989	12,657	(668)	(5.3)%
Transaction related costs	1,177	19,635	(18,458)	(94.0)%
Loss on asset impairment	5,500	1,211	4,289	354.2%
Total expenses	415,391	356,640	58,751	16.5%

Other operating income:
Gain (loss) on sale of real estate, net	5,548	(9)	5,557	n/m
Unrealized loss on equity securities, net	(10,260)	(6,481)	(3,779)	58.3%
Interest income	273	57	216	378.9%
Interest expense	(92,344)	(89,391)	(2,953)	3.3%
Loss before income taxes and equity in losses of an investee	(118,410)	(191,294)	72,884	(38.1)%
Income tax expense	(695)	(853)	158	(18.5)%
Equity in losses of an investee	(717)	(2,843)	2,126	(74.8)%
Net loss	$(119,822)	$(194,990)	$75,168	38.5%

Weighted average shares outstanding (basic and diluted)	164,667	164,498	169	0.1%

Net loss per common share (basic and diluted)	$(0.73)	$(1.19)	$0.46	(38.7)%
References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended March 31, 2022, compared to the three months ended March 31, 2021.
Hotel operating revenues. The increase in hotel operating revenues is primarily as a result of higher occupancies and average rates at certain of our hotels in the 2022 period and the greater negative impact of the COVID-19 pandemic on our hotels in the 2021 period ($129,220), partially offset by the sale of certain hotels since January 1, 2021 ($767). Additional operating statistics of our hotels are included in the table on page 22.
Rental income - hotels. The decrease in rental income – hotels is the result of the sale of five leased hotels in the 2021 period.
Rental income - net lease. The increase in rental income - net lease is primarily the result of lower reserves for uncollectible rents for certain tenants in the 2022 period as compared to the 2021 period.

Hotel operating expenses. The increase in hotel operating expenses is primarily a result of an increase in occupancy at certain managed hotels resulting in an increase in controllable costs ($40,975), an increase in wages and benefits ($32,524), a decrease in the amount of guaranty and security deposit utilization under certain of our hotel management agreements ($10,391), an increase in property insurance costs ($6,310) and an increase in management fees ($6,093), partially offset by the sale of certain hotels since January 1, 2021 ($1,302).
Other operating expenses. The decrease in other operating expenses is primarily the result of lower operating expenses at certain net lease properties.
Depreciation and amortization - hotels. The decrease in depreciation and amortization - hotels is primarily a result of a decrease in depreciation for hotels classified as held for sale ($11,343), the sale of certain hotels and certain of our depreciable assets becoming fully depreciated since January 1, 2021 ($655).
Depreciation and amortization - net lease. The decrease in depreciation and amortization - net lease is primarily a result of certain of our depreciable assets being fully depreciated since January 1, 2021 ($7,985) and the sale of certain net lease properties since January 1, 2021 ($308).
General and administrative. The decrease in general and administrative costs is primarily due to a decrease in business management fees as a result of a decrease in our market capitalization ($420) and a decrease in professional service expenses ($623), partially offset by an increase in franchise taxes ($375).
Transaction related costs. Transaction related costs are primarily expenses incurred related to our hotel rebranding activities.
Loss on asset impairment. We recorded a $5,500 loss on asset impairment during the three months ended March 31, 2022 to reduce the carrying value of 25 hotels to their estimated fair value less costs to sell. We recorded a $1,211 loss on asset impairment during the three months ended March 31, 2021 to reduce the carrying value of two net lease properties to their estimated fair value less costs to sell.
Gain (loss) on sale of real estate, net. We recorded a $5,548 net gain on sale of real estate during the three months ended March 31, 2022 in connection with the sale of five hotels and two net lease properties and a $9 net loss on sale of real estate during the three months ended March 31, 2021 in connection with the sale of one net lease property.
Unrealized loss on equity securities, net. Unrealized loss on equity securities, net represents the adjustment required to adjust the carrying value of our investment in shares of TA common stock to its fair value as of March 31, 2022 and 2021.
Interest income. The increase in interest income is due to higher average cash balances during the 2022 period.
Interest expense. The increase in interest expense is due to higher average outstanding borrowings in the 2022 period.
Income tax expense. The decrease in income tax expense is primarily due to a decrease in our net state tax expense during the 2022 period, partially offset by higher foreign sourced income tax expense.
Equity in losses of an investee. Equity in losses of an investee represents our proportionate share of the losses of Sonesta.
Net loss. Our net loss and net loss per common share (basic and diluted) each decreased in the 2022 period compared to the 2021 period primarily due to the revenue and expense changes discussed above.
Liquidity and Capital Resources (dollar amounts in thousands, except share amounts)
Our Managers and Tenants
As of March 31, 2022, all 298 of our hotels were managed by five hotel operating companies. Our 786 net lease properties were leased to 174 tenants as of March 31, 2022. The costs of operating and maintaining our properties are generally paid by the hotel managers as agents for us or by our tenants for their own account. Our hotel managers and tenants derive their funding for property operating expenses and for returns and rents due to us generally from property operating revenues and, to the extent that these parties themselves fund our owner’s priority returns and rents, from their separate resources. As of March 31, 2022, our hotel managers included Sonesta (256 hotels), Hyatt (17 hotels), Radisson (eight hotels), Marriott (16 hotels) and IHG (one hotel). TA is our largest tenant (179 travel centers).

As of March 31, 2022, we owned 256 hotels that are managed by Sonesta and 62 of these hotels are Sale Hotels.
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
•The owner’s priority return for the Retained Hotels was initially set at $325,200 annually. We have the right to terminate Sonesta’s management of specific hotels that we own if minimum performance thresholds are not met starting in 2023.
•We will renovate the Retained Hotels to comply with agreed upon brand standards. As we advance such funding or fund other capital expenditures, the aggregate annual owner’s priority return due to us will increase by 6% of the amounts funded.
•Trade area restrictions by hotel brand were added to define boundaries to protect our owned hotels in response to Sonesta increasing its franchising and third-party management activities.
For the Sale Hotels, the term was extended to the earlier of December 31, 2022 (or until the applicable hotel has been sold) and the FF&E reserve funding requirement was removed. Our owner’s priority return will be reduced by the current owner’s priority return for a Sale Hotel once sold. The total owner’s priority return for all the sale hotels is $84,653 as of March 31, 2022.
See Notes 5 and 10 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on these agreements.
The COVID-19 pandemic has had a material and adverse effect on the lodging and service industries and on our hotel managers’ and tenants’ businesses, which may reduce their ability or willingness to pay us our owner’s priority returns and rents, increase the likelihood they will default in paying us returns and rent and reduce the value of those properties. We continue to carefully monitor the effects of the COVID-19 pandemic and its impact on our operators and our other stakeholders.
As a result of uncertainties surrounding the COVID-19 pandemic and the duration and extent of the resulting economic conditions, we are unable to determine what the ultimate impact will be on our tenants and their ability and willingness to pay us rent and any additional impact this pandemic will have on our future cash flows. We reduced reserves for uncollectible amounts by $507 during the three months ended March 31, 2022 and recorded reserves for uncollectible amounts of $4,785 during the three months ended March 31, 2021. We had reserves for uncollectible rents of $11,420 and $15,519 as of March 31, 2022 and December 31, 2021, respectively, included in other assets in our condensed consolidated balance sheets. As of March 31, 2022, we had $6,355 of deferred rents outstanding related to six tenants who represented approximately 6.6% of our annualized rental income of our net lease retail portfolio as of March 31, 2022, to which we granted rent relief during the COVID-19 pandemic.
We define net lease coverage as earnings before interest, taxes, depreciation, amortization and rent, or EBITDAR, divided by the annual minimum rent due to us weighted by the minimum rent of the property to total minimum rents of the net lease portfolio. EBITDAR amounts used to determine rent coverage are generally for the latest twelve month period reported based on the most recent operating information, if any, furnished by the tenant. Operating statements furnished by the tenant often are unaudited and, in certain cases, may not have been prepared in accordance with GAAP and are not independently verified by us. Tenants that do not report operating information are excluded from the coverage calculations. In instances where we do not have financial information for the most recent quarter from our tenants, we have calculated an implied EBITDAR for the period using industry benchmark data to more accurately reflect the current operating trends. As a result, we believe using this industry benchmark data provides a more reasonable estimated representation of recent operating results and coverage for those tenants. Our net lease properties generated coverage of 2.67x and 2.19x as of March 31, 2022 and 2021, respectively.

Our Operating Liquidity and Capital Resources
Our principal sources of funds to meet operating and capital expenses, debt service obligations and distributions to our shareholders are owner’s priority returns from our hotels, rents from our net lease portfolio and borrowings under our revolving credit facility. We receive owner’s priority returns and rents from our managers and tenants monthly. We may receive additional returns, percentage rents and our share of the operating profits of our managed hotels after payment of management fees and other deductions, if any, either monthly or quarterly, and these amounts are usually subject to annual reconciliations. We believe we have sufficient liquidity to withstand the decline in operating cash flow experienced since the start of the COVID-19 pandemic, fund our capital expenditures, pay debt service obligations and make distributions to our shareholders for the next twelve months and for the foreseeable future thereafter. However, our managers and tenants may become further or increasingly unable or unwilling to pay owner’s priority returns and rents to us when due as a result of current economic conditions and, as a result, our revenue, cash flow, and net income could decline. Under the challenging operating environment posed by the COVID-19 pandemic and the slowdown in U.S. economic activity and lodging demand beginning in March 2020, we have taken steps to preserve liquidity by drawing down the remaining capacity on our revolving credit facility, maintaining our quarterly distribution to our shareholders at $0.01 per share, which we expect to continue at that rate for the foreseeable future, subject to applicable REIT tax requirements, by selectively making investments and capital expenditures, and by continuing to work with our hotel operators to reduce hotel operating expenses. We intend to use available cash in the near term predominantly to fund any operating losses at our hotels, to pay corporate expenses, including debt service, repay maturing debt, fund capital expenditures, and to pay distributions to our shareholders. As of March 31, 2022, we were not in compliance with one of our debt covenants necessary to incur additional debt, and as a result, we will not be able to incur additional debt until we satisfy that covenant. We may access equity markets or seek other sources of capital if favorable conditions exist for us in order to enhance our liquidity, reduce debt and to fund cash needs.
The following is a summary of our sources and uses of cash flows for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Cash and cash equivalents and restricted cash at the beginning of the period	$947,418	$91,456
Net cash provided by (used in):
Operating activities	(11,983)	(62,724)
Investing activities	38,870	(68,806)
Financing activities	(1,733)	919,625
Cash and cash equivalents and restricted cash at the end of the period	$972,572	$879,551
The change in cash flows used in operating activities in the 2022 period is primarily due to higher returns earned from our hotel and net lease portfolios, partially offset by higher interest expense in the 2022 period. The change from cash flows used in investing activities in the 2021 period to cash flows provided by investing activities in the 2022 period is primarily due to an increase in real estate dispositions in the 2022 period, a decrease in hotel managers’ purchases with restricted cash and an investment in Sonesta in 2021. The change from cash flows provided by financing activities in the 2021 period to cash flows used in financing activities for the 2022 period is primarily due to a drawdown of the remaining capacity on our revolving credit facility in the 2021 period.
We maintain our qualification for taxation as a REIT under the IRC by meeting certain requirements. We lease 298 hotels to our wholly owned TRSs that are managed by hotel operating companies. As a REIT, we do not expect to pay federal income taxes on the majority of our income; however, the income realized by our TRSs in excess of the rent they pay to us is subject to U.S. federal income tax at corporate income tax rates. In addition, the income we receive from our hotels in Canada and Puerto Rico is subject to taxes in those jurisdictions and we are subject to taxes in certain states where we have properties despite our qualification for taxation as a REIT.
Our Investment and Financing Liquidity and Capital Resources
Our hotel operating agreements generally provide that, if necessary, we may provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. During the three months ended March 31, 2022, we funded $28,144 for capital improvements in excess of FF&E reserves available to our hotels. We currently expect to fund $180,000 for capital improvements to certain hotels during the last nine months of 2022 using cash on hand.

Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. We own all the FF&E escrows for our hotels. During the three months ended March 31, 2022, our hotel managers and tenants deposited $1,408 to these accounts and spent $787 from the FF&E reserve escrow accounts to renovate and refurbish our hotels. As of March 31, 2022, there was $2,963 on deposit in these escrow accounts, which was held directly by us and is reflected in our condensed consolidated balance sheets as restricted cash.
Our net lease portfolio leases do not require FF&E escrow deposits. However, tenants under these leases are required to maintain the leased properties, including structural and non-structural components. Tenants under certain of our net lease portfolio leases, including TA, may request that we purchase qualifying capital improvements to the leased facilities in return for minimum rent increases or we may agree to provide allowances for tenant improvements upon execution of new leases or when renewing our existing leases. We funded $740 of capital improvements to properties under these lease provisions during the three months ended March 31, 2022. Tenants are not obligated to request and we are not obligated to purchase any such improvements. As of March 31, 2022, we had $4,310 of unspent leasing-related obligations related to certain net lease tenants.
During the three months ended March 31, 2022, we sold five hotels with 1,060 rooms for an aggregate sales price of $60,174, excluding closing costs, and two net lease properties with 6,960 square feet for an aggregate sales price of $5,350, excluding closing costs. From April 1, 2022 through May 3, 2022, we sold 16 hotels with 2,021 rooms for an aggregate sales price of $169,469, excluding closing costs and four net lease properties with 38,578 square feet for an aggregate sales price of $3,469, excluding closing costs. As of May 3, 2022, we have entered into agreements to sell 42 Sonesta branded hotels located in 22 states for an aggregate sales price of $301,125 and five net lease properties with an aggregate of 64,617 square feet for an aggregate sales price of $3,815. We expect the majority of these sales to be completed by the end of the second quarter of 2022. We continue to market four additional hotels with 631 keys for sale. We expect to use the proceeds from the asset sales for general business purposes, which may include the repayment of debt.
In April 2022, we funded a $25,000 capital contribution to Sonesta related to Sonesta’s acquisition of a portfolio of four hotels located in New York, NY using cash on hand. We currently expect to fund an additional capital contribution to Sonesta of approximately $21,000 before December 31, 2022 in connection with Sonesta’s acquisition of these four hotels.
During the three months ended March 31, 2022, we declared and paid regular quarterly distributions to common shareholders using cash on hand as follows:

Declaration Date	Record Date	Paid Date	Dividend Per Common Share	Total Distributions
January 13, 2022	January 24, 2022	February 17, 2022	$0.01	$1,651
On April 14, 2022, we declared a regular quarterly distribution to common shareholders of record as of April 25, 2022 of $0.01 per share, or $1,651. We expect to pay this amount on or about May 19, 2022 using cash on hand.
In order to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a revolving credit facility which is governed by the credit agreement. As of March 31, 2022 the maturity date of our revolving credit facility was July 15, 2022, and, subject to the payment of an extension fee and meeting certain other conditions as noted below, we had an option to extend the maturity date of this facility by two additional six-month periods. We are required to pay interest at the rate of LIBOR plus a premium, which was 235 basis points per annum, subject to a LIBOR floor of 0.50% at March 31, 2022, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 30 basis points per annum at March 31, 2022. Both the interest rate premium and the facility fee were subject to adjustment based upon changes to our credit ratings. We can borrow, subject to meeting certain financial covenants, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of March 31, 2022, the annual interest rate payable on borrowings under our revolving credit facility was 2.85%. On January 19, 2021, we borrowed $972,793 under our revolving credit facility as a precautionary measure to preserve financial flexibility. As of March 31, 2022, we were fully drawn under our revolving credit facility and remain fully drawn.
We and our lenders amended the credit agreement in 2020. Among other things, the amendments waived all of the then existing financial covenants through the end of the then existing agreement term, or July 15, 2022. As a result of the amendments, among other things:
~~•~~we pledged certain equity interests of subsidiaries owning properties and provided first mortgage liens on 74 properties owned by the pledged subsidiaries;

•we had the ability to fund up to $250,000 of capital expenditures per year and up to $50,000 of certain other investments per year as defined in the credit agreement;
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
•in order to exercise the first six month extension option under the credit agreement, we would have needed to be in compliance with the financial covenants under the agreement calculated using pro forma projections as defined in the agreement for the quarter ending June 30, 2022, annualized, and have repaid or refinanced our $500,000 of 5.00% senior notes due in August 2022; and
•we were not able to utilize the feature in our credit agreement pursuant to which maximum aggregate borrowings may be increased to up to $2,300,000 on a combined basis in certain circumstances until we demonstrate compliance with certain covenants.

On April 14, 2022, we further amended our credit agreement and exercised our option to extend the maturity date of our revolving credit facility by six months to January 15, 2023. Pursuant to the amendment:
•we repaid $200,000 of the outstanding balance and reduced the size of the revolving credit facility from $1,000,000 to $800,000;
•we are permitted to acquire up to an aggregate of $300,000 of real property through the waiver period, which was extended pursuant to the amendment to December 31, 2022;
•certain of the financial covenants in our credit agreement will be tested and in full force and effect beginning with the quarter ending September 30, 2022 and were modified to lower the required fixed charge coverage ratio from 1.5x to 1.0x through December 31, 2022, increase the required leverage ratio limit from 60% to 70% and increase the minimum liquidity requirement from $125,000 to $150,000 (which amount is subject to an additional increase as noted below);
•we can fund through the waiver period an aggregate of $100,000 of capital contributions requested by Sonesta for business activities and to acquire additional shares of common stock of TA to retain our pro rata ownership of TA, an increase from the previous aggregate limit of $50,000;
•the interest rate premium payable on borrowings under our revolving credit facility is increased from 235 basis points per annum to 250 basis points per annum, with the facility fee remaining unchanged at 30 basis points per annum on the total amount of lending commitments under the facility. The interest rate premiums and the facility fee continue to be subject to adjustment based upon changes to our credit ratings and, pursuant to the amendment, the interest rate premium will increase by an additional 25 basis points if we do not satisfy certain financial covenants; and
•we are required to maintain minimum liquidity of $650,000 until we repay our $500,000 of 5.0% senior notes due in August, 2022 and at least $150,000 of liquidity thereafter.

We continue to have the option to further extend the maturity date of our revolving credit facility by an additional six months, subject to the payment of an extension fee and meeting certain other conditions, including pursuant to the amendment, maintaining a $650,000 minimum liquidity requirement until we repay or refinance our $500,000 of 4.5% senior notes due June 2023. This requirement is reduced to $150,000 if we are in compliance with certain financial covenants, including the 1.5x ratio of consolidated income available for debt service to debt service required to incur additional debt under the agreements governing our public debt.

Our revolving credit facility continues to be secured by 73 properties with an undepreciated book value of $1,757,253 as of March 31, 2022 to secure our obligations under the credit agreement.

Our term debt maturities (other than our revolving credit facility) as of March 31, 2022 were as follows:

Year	Maturity
2022	$500,000
2023	500,000
2024	1,175,000
2025	1,150,000
2026	800,000
2027	850,000
2028	400,000
2029	425,000
2030	400,000
$6,200,000
None of our unsecured debt obligations require principal or sinking fund payments prior to their maturity dates.
We currently expect to use cash on hand, the cash flows from our operations, borrowings under our revolving credit facility (when available), net proceeds from any asset sales and net proceeds of offerings of equity or debt securities, as allowed by our existing credit agreement, to fund our operations, capital expenditures, investments, future debt maturities, distributions to our shareholders and other general business purposes.
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
While we believe we will generally have access to various types of financings, including debt or equity, to fund our future acquisitions and to pay our debts and other obligations, we cannot be sure that we will be able to complete any debt or equity offerings or other types of financings or that our cost of any future public or private financings will not increase. Also, as noted above, we are limited in our ability to incur additional debt pursuant to our debt agreements and are not permitted under our debt agreements to incur any debt while below the 1.5x debt service coverage ratio requirement under our public debt covenants as described below, except as may otherwise be permitted as described above.
Our ability to complete, and the costs associated with, future debt transactions depends primarily upon credit market conditions and our then perceived creditworthiness. We have no control over market conditions. Our credit ratings depend upon evaluations by credit rating agencies of our business practices and plans, including our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity capital market conditions and our ability to conduct our business to maintain and grow our operating cash flows. We intend to conduct our business activities in a manner which will afford us reasonable access to capital for investment and financing activities. However, as discussed elsewhere in this Quarterly Report on Form 10-Q, the duration and severity of the COVID-19 pandemic and its impact on economic conditions, as well as the impact of the current and possibly future, inflationary conditions are uncertain and may have various negative consequences on us and our operations including a decline in financing availability and increased costs for financing. Further, such conditions could also disrupt the capital markets generally and limit our access to financing from public sources or on favorable terms, particularly if the global financial markets experience significant disruptions.

Debt Covenants
Our debt obligations at March 31, 2022 consisted of outstanding borrowings under our $1,000,000 revolving credit facility and $6,200,000 of publicly issued term debt. Our publicly issued term debt is governed by our indentures and related supplements. These indentures and related supplements and our credit agreement contain covenants that generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, and require us to maintain various financial ratios and our credit agreement currently restricts our ability to make certain investments and limits our distributions under certain circumstances. Our credit agreement and our unsecured senior notes, indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR ceasing to act as our business manager. As of March 31, 2022, we believe we were in compliance with all of the covenants under our indentures and their supplements and our credit agreement, subject to the waivers and except as noted above and below.
Senior Notes Indenture Covenants
The following table summarizes the results of the financial tests required by the indentures and related supplements for our senior unsecured notes as of March 31, 2022:

	Actual Results	Covenant Requirement
Total debt / adjusted total assets	58.3%	Maximum of 60%
Secured debt / adjusted total assets	8.1%	Maximum of 40%
Consolidated income available for debt service / debt service	1.32x	Minimum of 1.50x
Total unencumbered assets / unsecured debt	170.4%	Minimum 150%
The above consolidated income available for debt service to debt service ratio was 1.32x on a proforma basis as of March 31, 2022, which was below the required level. We are not permitted under our debt agreements to incur additional debt while we remain below the required covenant level.
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
The following table presents summarized financial information for us and the subsidiary guarantors, on a combined basis after elimination of (i) intercompany transactions and balances among us and the subsidiary guarantors and (ii) equity in earnings from, and any investments in, any of our non-guarantor subsidiaries:

	As of March 31, 2022	As of December 31, 2021
Real estate properties, net(1)	$5,562,808	$5,607,883
Intercompany balances(2)	874,409	826,338
Other assets, net	1,969,120	2,074,353

Indebtedness, net	$7,146,258	$7,143,022
Other liabilities	419,252	430,267

Three Months Ended March 31, 2022
Revenues	$368,368
Expenses	491,593
Net income (loss)	(123,225)
(1)Real estate properties, net as of March 31, 2022 includes $197,504 of properties owned directly by us and not included in the assets of the subsidiary guarantors.
(2)Intercompany balances represent receivables from non-guarantor subsidiaries.
Management Agreements, Leases and Operating Statistics (dollar amounts in thousands, except hotel statistics)
As of March 31, 2022, we owned and managed a diverse portfolio of hotels and net lease properties across the United States and in Puerto Rico and Canada with 144 brands across 22 industries.
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

Comparable Hotels*			No. of Rooms or Suites	Occupancy			ADR			RevPAR
	Service Level	No. of Hotels		Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
Brand				2022	2021	Change	2022	2021	Change	2022	2021	Change
Sonesta (1)	Full Service	22	7,145	51.9%	31.2%	20.7 Pts	$144.09	$109.85	31.2%	$74.78	$34.27	118.2%
Royal Sonesta (1)	Full Service	16	5,291	37.3%	22.2%	15.1 Pts	211.22	150.05	40.8%	78.79	33.31	136.5%
Radisson Hotel	Full Service	5	1,149	57.5%	38.0%	19.5 Pts	126.88	90.60	40.0%	72.96	34.43	111.9%
Crowne Plaza	Full Service	1	495	43.4%	36.0%	7.4 Pts	121.33	93.92	29.2%	52.66	33.81	55.8%
Country Inn and Suites	Full Service	3	430	52.2%	30.2%	22.0 Pts	107.10	79.75	34.3%	55.91	24.08	132.2%
Full Service Total/Average		47	14,510	46.7%	28.6%	18.1 Pts	160.03	117.57	36.1%	74.73	33.63	122.2%
Sonesta Select (1)	Select Service	62	8,750	40.4%	25.1%	15.3 Pts	104.22	85.57	21.8%	42.10	21.48	96.0%
Hyatt Place	Select Service	17	2,107	58.6%	47.5%	11.1 Pts	113.09	84.19	34.3%	66.27	39.99	65.7%
Courtyard	Select Service	13	1,813	43.9%	37.0%	6.9 Pts	106.02	82.55	28.4%	46.54	30.54	52.4%
Select Service Total/Average		92	12,670	44.0%	30.5%	13.5 Pts	106.45	84.69	25.7%	46.84	25.83	81.3%
Sonesta ES Suites (1)	Extended Stay	90	11,243	63.7%	54.0%	9.7 Pts	107.74	88.89	21.2%	68.63	48.00	43.0%
Sonesta Simply Suites	Extended Stay	63	7,831	66.9%	55.0%	11.9 Pts	76.86	63.49	21.1%	51.42	34.92	47.3%
Residence Inn	Extended Stay	3	342	56.3%	43.7%	12.6 Pts	106.53	96.74	10.1%	59.98	42.28	41.9%
Extended Stay Total/Average		156	19,416	64.9%	54.2%	10.7 Pts	94.96	78.60	20.8%	61.63	42.60	44.7%
Comparable Hotels Total/Average		295	46,596	53.6%	39.8%	13.8 Pts	$114.85	$88.59	29.6%	$61.56	$35.26	74.6%
*We generally define comparable hotels as those that were owned by us and were open and operating for the entire periods being compared. For the three months ended March 31, 2022 and 2021, our comparable results excluded three hotels that had suspended operations during part of the periods presented.

All Hotels*			No. of Rooms or Suites	Occupancy			ADR			RevPAR
	Service Level	No. of Hotels		Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
Brand				2022	2021	Change	2022	2021	Change	2022	2021	Change
Sonesta (1)	Full Service	23	7,364	51.9%	30.9%	21.0 Pts	$144.09	$109.85	31.2%	$74.78	$33.94	120.3%
Royal Sonesta (1)	Full Service	17	5,663	36.8%	22.2%	14.6 Pts	210.61	150.05	40.4%	77.50	33.31	132.7%
Radisson Hotel	Full Service	5	1,149	57.5%	38.0%	19.5 Pts	126.88	90.60	40.0%	72.96	34.43	111.9%
Crowne Plaza	Full Service	1	495	43.4%	36.0%	7.4 Pts	121.33	93.92	29.2%	52.66	33.81	55.8%
Country Inn and Suites	Full Service	3	430	52.2%	30.2%	22.0 Pts	107.10	79.75	34.3%	55.91	24.08	132.2%
Full Service Total/Average		49	15,101	46.3%	28.4%	17.9 Pts	160.71	117.57	36.7%	74.41	33.39	122.9%
Sonesta Select (1)	Select Service	62	8,750	40.4%	25.1%	15.3 Pts	104.22	85.57	21.8%	42.10	21.48	96.0%
Hyatt Place	Select Service	17	2,107	58.6%	47.5%	11.1 Pts	113.09	84.19	34.3%	66.27	39.99	65.7%
Courtyard	Select Service	13	1,813	43.9%	37.0%	6.9 Pts	106.02	82.55	28.4%	46.54	30.54	52.4%
Select Service Total/Average		92	12,670	44.0%	30.5%	13.5 Pts	106.45	84.69	25.7%	46.84	25.83	81.3%
Simply ES Suites (1)	Extended Stay	90	11,243	63.7%	54.0%	9.7 Pts	107.74	88.89	21.2%	68.63	48.00	43.0%
Sonesta Simply Suites	Extended Stay	64	7,929	66.2%	55.1%	11.1 Pts	76.86	63.40	21.2%	50.88	34.93	45.7%
Residence Inn	Extended Stay	3	342	56.3%	43.7%	12.6 Pts	106.53	96.74	10.1%	59.98	42.28	41.9%
Extended Stay Total/Average		157	19,514	64.6%	54.3%	10.3 Pts	94.96	78.47	21.0%	61.34	42.61	44.0%
All Hotels Total/Average		298	47,285	53.3%	39.8%	13.5 Pts	$115.24	$88.48	30.2%	$61.42	$35.22	74.4%
*Results of all hotels owned as of March 31, 2022. Excludes the results of hotels sold during the periods presented.
(1)Includes operator data for periods prior to when certain hotels were managed by Sonesta.

Net Lease Portfolio
As of March 31, 2022, our net lease properties were 97.6% occupied and we had 29 properties available for lease. During the three months ended March 31, 2022, we entered into lease renewals for 95,793 rentable square feet at weighted (by rentable square feet) average rents that were the same as the prior rents for the same space. The weighted (by rentable square feet) average lease term for these leases was 5.6 years. We also entered into new leases for 31,818 rentable square feet at weighted (by rentable square feet) average rents that were 18.1% lower than the prior rents for the same space. The weighted (by rentable square feet) average lease term for these leases was 14.4 years.

As of March 31, 2022, our net lease tenants operated across more than 144 brands. The following table identifies the top ten brands based on investment.

	Brand	No. of Buildings	Investment (1)	Percent of Total Investment	Annualized Minimum Rent (2)	Percent of Total Annualized Minimum Rent	Coverage (3)

1.	TravelCenters of America	134	$2,289,189	44.8%	$168,012	45.2%	2.35	x
2.	Petro Stopping Centers	45	1,021,226	20.0%	78,099	21.0%	2.10	x
3.	AMC Theatres	11	102,580	2.0%	7,751	2.1%	0.52	x
4.	The Great Escape	14	98,242	1.9%	7,140	1.9%	7.79	x
5.	Life Time Fitness	3	92,617	1.8%	5,770	1.6%	1.81	x
6.	Buehler's Fresh Foods	5	76,536	1.5%	5,657	1.5%	5.90	x
7.	Heartland Dental	59	61,120	1.2%	4,561	1.2%	4.60	x
8.	Norms	10	53,673	1.0%	3,232	0.9%	0.47	x
9.	Express Oil Change	23	49,724	1.0%	3,717	1.0%	4.34	x
10.	Regal Cinemas	6	44,476	0.9%	3,736	1.0%	0.47	x
11.	Other (4)	476	1,223,457	23.9%	84,348	22.6%	3.45	x
	Total	786	$5,112,840	100.0%	$372,023	100.0%	2.67	x
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
(3)See page 25 for our definition of coverage.
(4)Other includes 123 distinct brands with an average investment of $9,947 and average annual minimum rent of $686.
As of March 31, 2022, our top 10 net lease tenants based on annualized minimum rent are listed below.

	Tenant	Brand Affiliation	No. of Buildings	Investment (1)	Percent of Total Investment	Annualized Minimum Rent(2)	Percent of Total Annualized Minimum Rent	Coverage (3)

1.	TravelCenters of America	TravelCenters of America / Petro Stopping Centers	179	$3,310,415	64.7%	$246,110	66.2%	2.18x	(4)
2.	American Multi-Cinema, Inc.	AMC Theatres	11	102,580	2.0%	7,751	2.1%	0.33x
3.	Universal Pool Co., Inc.	The Great Escape	14	98,242	1.9%	7,140	1.9%	7.79x
4.	Healthy Way of Life II, LLC	Life Time Fitness	3	92,617	1.8%	5,770	1.6%	1.24x
5.	Styx Acquisition, LLC	Buehler's Fresh Foods	5	76,536	1.5%	5,657	1.5%	5.90x
6.	Professional Resource Development, Inc.	Heartland Dental	59	61,120	1.2%	4,561	1.2%	4.60x
7.	Norms Restaurants, LLC	Norms	10	53,673	1.0%	3,232	0.9%	0.47x
8.	Express Oil Change, L.L.C.	Express Oil Change	23	49,724	1.0%	3,717	1.0%	4.34x
9.	Regal Cinemas, Inc.	Regal Cinemas	6	44,476	0.9%	3,736	1.0%	0.37x
10.	Pilot Travel Centers LLC	Flying J Travel Plaza	3	41,681	0.8%	3,215	0.9%	3.99x
	Subtotal, top 10		313	3,931,064	76.8%	290,889	78.3%	2.37x
11.	Other (5)	Various	473	1,181,776	23.2%	81,134	21.7%	3.76x
	Total		786	$5,112,840	100.0%	$372,023	100.0%	2.67x
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
(3)See page 25 for our definition of coverage.
(4)TA is our largest tenant. We lease 179 travel centers (134 under the TravelCenters of America brand and 45 under the Petro Stopping Centers brand) to a subsidiary of TA under five master leases that expire in 2029, 2031, 2032, 2033 and 2035, respectively. TA has two renewal options for 15 years each for all of the travel centers. In addition to the payment of our minimum rent, the TA leases provide for payment to us of percentage rent based on increases in total non-fuel revenues over base levels (3.5% of non-fuel revenues above applicable base years). TA's remaining deferred rent obligation of $17,614 is being paid in quarterly installments of $4,404 through January 31, 2023.

(5)Other includes 164 tenants with an average investment of $7,206 and average annual minimum rent of $495.
As of March 31, 2022, our net lease tenants operated across 22 distinct industries within the service-oriented retail sector of the U.S. economy.

Industry	No. of Buildings	Investment (1)	Percent of Total Investment	Annualized Minimum Rent (2)	Percent of Total Annualized Minimum Rent	Coverage (3)

Travel Centers	182	$3,352,096	65.5%	$249,325	67.1%	2.29	x
Restaurants-Quick Service	226	301,088	5.9%	20,287	5.5%	2.90	x
Restaurants-Casual Dining	53	192,170	3.9%	11,434	3.1%	1.92	x
Movie Theaters	22	190,725	3.7%	14,712	4.0%	0.47	x
Health and Fitness	13	185,458	3.6%	10,588	2.8%	1.89	x
Grocery Stores	19	129,219	2.5%	9,191	2.5%	5.51	x
Home Goods and Leisure	20	118,899	2.3%	9,065	2.4%	7.79	x
Medical, Dental Office	71	118,098	2.3%	9,369	2.5%	4.42	x
Automotive Equipment & Services	64	98,473	1.9%	7,132	1.9%	3.19	x
Entertainment	4	61,436	1.2%	4,367	1.2%	2.48	x
Automotive Dealers	8	60,119	1.2%	5,087	1.4%	6.95	x
General Merchandise Stores	5	56,321	1.1%	3,892	1.0%	3.28	x
Educational Services	9	55,647	1.1%	4,376	1.2%	1.42	x
Miscellaneous Manufacturing	6	29,837	0.6%	2,228	0.6%	17.27	x
Building Materials	27	31,317	0.6%	2,644	0.7%	4.20	x
Car Washes	5	28,658	0.6%	2,128	0.6%	1.74	x
Drug Stores and Pharmacies	7	19,251	0.4%	1,258	0.3%	1.61	x
Sporting Goods	3	17,596	0.3%	1,081	0.2%	5.21	x
Legal Services	5	11,362	0.2%	1,119	0.2%	(2.75)	x
Dollar Stores	3	2,971	0.1%	189	0.1%	2.64	x
Other	5	16,538	0.3%	2,551	0.7%	2.10	x
Vacant	29	35,561	0.7%	—	—%	n/a
Total	786	$5,112,840	100.0%	$372,023	100.0%	2.67	x
(1)Represents historical cost of our net lease properties plus capital improvements funded by us less impairment write-downs, if any.
(2)Each of our leases provides for payment to us of minimum rent, respectively. Certain of these minimum payment amounts are secured by full or limited guarantees. Annualized minimum rent amounts represent cash rent amounts due to us and exclude adjustments, if any, to record scheduled rent changes under certain of our leases, the deferred rent obligations payable to us under our leases with TA, and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks at our travel centers on a straight-line basis, or any reimbursement of expenses paid by us.
(3)See page 25 for our definition of coverage.

As of March 31, 2022, lease expirations at our net lease properties by year are as follows:

Year(1)	Square Feet	Annualized Minimum Rent Expiring	Percent of Total Annualized Minimum Rent Expiring	Cumulative % of Total Minimum Rent Expiring

2022	210,412	2,390	0.6%	0.6%
2023	315,142	2,799	0.8%	1.4%
2024	779,371	11,656	3.1%	4.5%
2025	436,043	8,906	2.4%	6.9%
2026	1,077,985	12,030	3.2%	10.1%
2027	1,050,075	13,674	3.7%	13.8%
2028	546,300	9,178	2.5%	16.3%
2029	1,343,309	48,441	13.0%	29.3%
2030	138,590	4,158	1.1%	30.4%
2031	1,313,222	48,778	13.1%	43.5%
2032	1,275,277	53,485	14.4%	57.9%
2033	1,146,326	51,938	14.0%	71.9%
2034	122,877	4,057	1.1%	73.0%
2035	2,234,644	80,285	21.6%	94.6%
2036	552,708	7,529	2.0%	96.6%
2037	4,970	421	0.1%	96.7%
2038	44,484	1,108	0.3%	97.0%
2039	134,901	3,209	0.9%	97.9%
2040	115,142	2,406	0.6%	98.5%
2041	223,043	2,189	0.6%	99.1%
2042	57,499	155	0.0%	99.1%
2045	63,489	3,232	0.9%	100.0%
Total	13,185,809	$372,024	100%
(1)The year of lease expiration is pursuant to contract terms.
As of March 31, 2022, shown below is the list of our top ten states based on annualized minimum rent where our net lease properties were located. No other state represents more than 3% of our net lease annual minimum rents.

State	Square Feet	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent

Texas	1,205,393	$32,409	8.7%
Ohio	1,302,273	26,276	7.1%
Illinois	1,016,187	26,125	7.0%
California	399,045	23,463	6.3%
Georgia	597,248	20,224	5.4%
Florida	538,130	16,153	4.3%
Arizona	476,651	17,226	4.6%
Indiana	637,239	17,035	4.6%
Pennsylvania	543,959	15,158	4.1%
Nevada	190,262	9,625	2.6%
Other	6,608,713	168,329	45.3%
Total	13,515,100	$372,023	100.0%
Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc., TA and Sonesta and others related to them. For further information about these and other such relationships and related person transactions, see Notes 4, 5, 9 and 10 to our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2021 Annual Report, our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission, or SEC. In addition, see the section captioned “Risk Factors” in our 2021 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR or its subsidiaries provide management services.

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

Our calculations of FFO and Normalized FFO for the three months ended March 31, 2022 and 2021 and reconciliations of net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to those amounts appear in the following table (amounts in thousands, except per share amounts).

		For the Three Months Ended March 31,
		2022	2021
Net loss		$(119,822)	$(194,990)
Add (Less):	Depreciation and amortization expense	104,113	124,368
	Loss on asset impairment (1)	5,500	1,211
	(Gain) loss on sale of real estate, net (2)	(5,548)	9
	Unrealized gains on equity securities, net (3)	10,260	6,481
	Adjustments to reflect our share of FFO attributable to an investee (4)	666	465
FFO		(4,831)	(62,456)
Add (less):	Adjustments to reflect our share of Normalized FFO attributable to an investee (4)	245	825
	Transaction related costs (5)	1,177	19,635
Normalized FFO		$(3,409)	$(41,996)

	Weighted average shares outstanding (basic and diluted) (6)	164,667	164,498

Basic and diluted per common share amounts:
	Net loss	$(0.73)	$(1.19)
	FFO	$(0.03)	$(0.38)
	Normalized FFO	$(0.02)	$(0.26)
	Distributions declared per share	$0.01	$0.01

(1)We recorded a $5,500 loss on asset impairment during the three months ended March 31, 2022 and a $1,211 loss on asset impairment during the three months ended March 31, 2021 to reduce the carrying value of two net lease properties to their estimated fair value less costs to sell.
(2)We recorded a $5,548 net loss on sale of real estate during the three months ended March 31, 2022 in connection with the sale of five hotels and two net lease properties and recorded a $9 net loss on sale of real estate during the three months ended March 31, 2021 in connection with the sale of one net lease property.
(3)Unrealized gains on equity securities, net represents the adjustment required to adjust the carrying value of our investment in shares of TA common stock to its fair value.
(4)Represents adjustments to reflect our proportionate share of FFO and normalized FFO related to our equity investment in Sonesta.
(5)Transaction related costs for the three months ended March 31, 2022 of $1,177 primarily consist of legal and other professional services costs related to our hotel rebrandings. Transaction related costs for the three months ended March 31, 2021 consists of $19,635 of hotel manager transition related costs resulting from the rebranding of 88 hotels during the period.
(6)Represents weighted average common shares adjusted to reflect the potential dilution of unvested share awards, if any.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands, except per share amounts)
We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates has not materially changed since December 31, 2021. Other than as described below, we do not currently foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.
Fixed Rate Debt
At March 31, 2022, our outstanding publicly tradable debt consisted of 13 issues of fixed rate, senior notes:

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

No principal repayments are due under these notes until maturity. Because these notes require interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are one percentage point higher than the rates shown above, our per annum interest cost would increase by approximately $62,000. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at March 31, 2022 and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point change in interest rates would change the fair value of those debt obligations by approximately $184,518.

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

Floating Rate Debt
At March 31, 2022, our floating rate debt consisted of $1,000,000 outstanding under our $1,000,000 revolving credit facility. As of May 3, 2022, the maturity date of our revolving credit facility is January 15, 2023, and, subject to our meeting certain conditions, including our payment of an extension fee, we have an option to extend the stated maturity date of the facility by one additional six month period. No principal repayments are required under our revolving credit facility prior to maturity and repayments may be made and redrawn subject to conditions at any time without penalty. Borrowings under our revolving credit facility are in U.S. dollars and require annual interest to be paid at the rate of LIBOR plus premiums that are subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR and to changes in our credit ratings. In addition, upon renewal or refinancing of our revolving credit facility, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of this floating rate debt but would affect our operating results.

The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of March 31, 2022:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt (2)	Total Interest Expense Per Year	Annual Per Share Impact (3)
At March 31, 2022	2.85%	$1,000,000	$28,500	$0.17
One percentage point increase	3.85%	$1,000,000	$38,500	$0.23
(1)Weighted average based on the interest rates and the outstanding borrowings as of March 31, 2022.
(2)As part of the amendment of the agreement governing our revolving credit facility. the credit facility was reduced to $800,000. For further information about our credit facility, see Note 7 to our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(3)Based on diluted weighted average common shares outstanding for the three months ended March 31, 2022.
The foregoing table shows the impact of an immediate change in floating interest rates as of March 31, 2022. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts under our revolving credit facility or other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.
LIBOR Phase Out
LIBOR has been phased out for new contracts and is expected to be phased out for pre-existing contracts by June 30, 2023. We are required to pay interest on borrowings under our revolving credit facility at floating rates based on LIBOR. Future debt that we may incur may also require that we pay interest based upon LIBOR. We currently expect that, as a result of any phase out of LIBOR, the interest rates under our credit agreement will be revised as provided under the agreement or amended as necessary to provide for an interest rate that approximates the existing interest rate as calculated in accordance with LIBOR. Despite our current expectations, we cannot be sure that any changes to the determination of interest under our revolving credit facility would approximate the current calculation in accordance with LIBOR. We cannot be certain what standard, if any, will replace LIBOR and any alternative interest rate index that may replace LIBOR may result in our paying increased interest.

Item 4. Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management carried out an evaluation, under the supervision and with the participation of our Managing Trustees, our President and Chief Investment Officer and our Chief Financial Officer and Treasurer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Managing Trustees, our President and Chief Investment Officer and our Chief Financial Officer and Treasurer concluded that our disclosure controls and procedures are effective.
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Warning Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Whenever we use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “will,” “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including:
•The duration and severity of the COVID-19 pandemic and its impact on us and our managers and tenants, and on our and their ability to operate throughout the pandemic and its aftermath,
•Our expectation about the ability of Sonesta to operate the hotels that have been or may be transitioned and rebranded to it,
•The likelihood and extent to which our managers and tenants will pay the contractual amounts of returns, rents or other obligations due to us,
•Our ability to maintain sufficient liquidity during the duration of the COVID-19 pandemic and any resulting economic conditions,
•If and when hotel business will return to historical pre-pandemic levels and whether any improved conditions are sustained,
•Potential defaults on, or non-renewal of, leases by our tenants,
•     Decreased rental rates or increased vacancies,
•     Our sales and acquisitions of properties,
•     Our policies and plans regarding investments, financings and dispositions,
•     Our ability to pay interest on and principal of our debt,
•Our ability to pay distributions to our shareholders and to sustain the amount of such distributions,
•     Our ability to raise or appropriately balance the use of debt or equity capital,
•     Our intent to make improvements to certain of our properties,
•     Our ability to engage and retain qualified managers and tenants for our hotels and net lease properties on satisfactory terms,
•     Our ability to diversify our sources of rents and returns that improve the security of our cash flows,
•     The future availability of borrowings under our revolving credit facility,

•     Our credit ratings,
•     Our expectation that we benefit from our relationships with RMR, Sonesta and TA,

•     Our qualification for taxation as a REIT,
•The impact of increasing labor costs and shortages and commodity and other price inflation due to supply chain challenges or other market conditions,

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
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, FFO, Normalized FFO, cash flows, liquidity and prospects include, but are not limited to:
•The impact of economic conditions, including the impact of the COVID-19 pandemic, and the capital markets on us and our managers and tenants,

•Competition within the real estate, hotel, transportation and travel center and other industries in which our managers and tenants operate, particularly in those markets in which our properties are located,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,
•Acts of terrorism, pandemics, or other man-made or natural disasters beyond our control, and
•Actual and potential conflicts of interest with our related parties, including our Managing Trustees, TA, Sonesta, RMR and others affiliated with them.
For example:
•Our ability to make future distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our future earnings, the capital costs we incur to acquire and maintain our properties and our working capital requirements and restrictions under our debt agreements. We may be unable to pay our debt obligations or to increase or maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,

•Sonesta operated 256 of our 298 hotels as of March 31, 2022, many of which were transitioned to Sonesta over the past year. Transitioning hotels to another operator is disruptive to the hotels’ operations and requires significant capital investment. If Sonesta were to fail to provide quality services and amenities or to maintain a quality brand, our income from these properties may be adversely affected. There can be no assurance that Sonesta can operate the hotels as effectively or for returns at levels that could otherwise be achieved by other large well known hotel companies. Further, if we were required to replace Sonesta, we could experience significant disruptions in operations at the applicable properties, which could reduce our income and cash flows from, and the value of, those properties. We have no guarantee or security deposit under our Sonesta agreement. Accordingly, the returns we receive from our hotels managed under our Sonesta agreement are dependent upon the financial results of those hotel operations and we may continue to receive amounts from Sonesta that are less than the contractual owner’s priority return stated in our Sonesta agreement or we may be requested to fund operating losses for our Sonesta hotels. Further, we own an approximately 34% ownership interest in Sonesta. If Sonesta experiences losses, or requires additional capital, Sonesta may request we fund our share through the contribution of additional capital and if we do not fund those contributions, our equity interest in Sonesta will be diluted if Sonesta obtains those contributions from other shareholders or investors,

•We cannot be sure of the future financial performance of our properties, or regarding our managers’, tenants’ or guarantors’ future actions or their abilities or willingness to pay contracted amounts owed to us. If other operators or guarantors do not honor their obligations, we may seek to terminate our arrangements with them or other actions to enforce our rights,
•Recent improvements in lodging demand may not be sustained, may stall or could decline further and lodging demand may fail to return to historic pre-pandemic levels,

•If general economic activity in the country declines, the operating results of certain of our properties may decline, the financial results of our managers and our tenants may suffer and these managers and tenants may be unable to pay our returns or rents. Also, depressed operating results from our properties for extended periods may result in the operators of some or all of our properties becoming unable or unwilling to meet their obligations,
•Hotel and other competitive forms of temporary lodging supply have been increasing and may affect our hotel operators’ ability to grow ADR and occupancy, and ADR and occupancy could decline due to increased competition which may cause our hotel operators to become unable to pay our returns or rents,
•If the current level of commercial activity in the country declines, including as a result of the COVID-19 pandemic, if the price of diesel fuel increases significantly, if fuel conservation measures are increased, if freight business is directed away from trucking, if TA is unable to effectively compete or operate its business, if fuel efficiencies, the use of alternative fuels or energy sources or transportation technologies reduce the demand for products and services TA sells, if TA is unable to make substantial capital investments or for various other reasons, TA may become unable to pay current and deferred rents due to us,

•Our ability to grow our business and increase our distributions depends in large part upon our ability to buy properties that generate returns or can be leased for rents which exceed our operating and capital costs. We may be unable to identify properties that we want to acquire and we may fail to reach agreement with the sellers and complete the purchases of any properties we do want to acquire. In addition, any properties we may acquire may not generate returns or rents which exceed our operating and capital costs and our debt agreements limit the amount of acquisitions we can make,
•We believe that our portfolio agreements include diverse groups of properties and that this diversity may improve operating results that might be realized from a more concentrated group of properties. However, our operator concentration with respect to our hotel operations has recently increased as a result of Sonesta managing a majority of our hotels, and our travel center properties continue to be concentrated with TA. As a result of this concentration, our operating results may face greater risks and may not improve,

•Market conditions may cause the process of selling properties to continue to take longer than previously expected. We may not complete the sales of any properties we currently plan to sell, and we may determine to sell fewer properties. Also, we may sell assets at prices that are less than we expect and less than their carrying values and we may incur losses on these sales or with respect to these assets,
•Contingencies in our pending sale agreements may not be satisfied and any expected sales and any related management or lease arrangements we expect to enter may not occur, may be delayed or the terms of such transactions or arrangements may change,
•As of May 3, 2022, we had approximately $916,106 of cash or cash equivalents. This statement may imply that we have sufficient working capital and liquidity to meet our obligations and fund our business and investments. However, the amounts we receive from our operators may be insufficient to operate our business profitably. Certain tenants have requested and we have granted certain rent relief and these requests could increase. In addition, our managers and tenants may not be able to fund owner's priority returns and rents due to us from operating our properties or from other resources. In the past and currently, certain of our tenants and managers have in fact not paid the minimum amounts due to us from their operations of our leased or managed properties and we may be required to fund hotel operating losses and working capital for our hotels. Further, our properties require significant funding for capital improvements and other matters. Accordingly, we may not have sufficient working capital or liquidity,

•Continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions. The ratio of income available for debt service to debt service was below the 1.5x requirement under our public debt covenants as of March 31, 2022. We are currently unable to incur additional debt while this ratio is below 1.5x. Our ability to incur additional debt may be limited for an extended period of time. We may not have any immediately available borrowing capacity to meet any funding needs beyond our cash on hand if our operating results and financial condition are significantly and adversely impacted by current economic conditions or otherwise. If we cannot incur additional debt, we may be forced to raise additional sources of capital or take other measures to maintain adequate liquidity and we may not succeed in raising any capital we may need and any capital we may obtain may be expensive,
•We expect the borrowings under our revolving credit facility to strengthen our financial position; however, we may not obtain the financial flexibility we expect due to the ongoing COVID-19 pandemic or for other reasons,

•We may be unable to repay our debt obligations when they become due. Also, our revolving credit facility matures on January 15, 2023 and we may not be able to meet the conditions required to exercise the remaining extension option available to us under the agreement or be able to refinance the balance with new debt,

•We intend to conduct our business activities in a manner that will afford us reasonable access to capital for investment and financing activities. However, we may not succeed in this regard and we may not have reasonable access to capital, including due to the COVID-19 pandemic and the resulting economic conditions. If challenging market conditions last for a long period or worsen, our managers and tenants may experience liquidity constraints and as a result may be unable or unwilling to pay returns or rents to us and our ability to operate our business effectively may be challenged,

•Hotels require significant capital investments to remain competitive. The cost of capital projects may be greater than we anticipate and operating results at our hotels may decline as a result of having rooms out of service to complete such improvements,

•Actual costs under our revolving credit facility or other floating rate debt will be higher than the stated rates because of fees and expenses associated with such debt,

•The premiums used to determine the interest rate and facility fee payable on our revolving credit facility are based on, among other things, our credit ratings. Changes in our credit ratings may cause the interest and fees we pay to change,

•We have the option to further extend the maturity date of our revolving credit facility upon payment of a fee and meeting certain other conditions; however, the applicable conditions may not be met,

•The business and property management agreements between us and RMR have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms,

•We expect that we will benefit from RMR’s Environmental, Social and Governance, or ESG, program and initiatives. However, we may not realize the benefits we expect from such program and initiatives and we or RMR may not succeed in meeting existing or future standards regarding ESG, and

•We believe that our relationships with our related parties, including RMR, TA, Sonesta and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize.

Currently unexpected results could occur due to many different circumstances, some of which are beyond our control, such as pandemics, acts of terrorism, war or other hostilities, pandemics, natural disasters, climate change and climate related events, changes in our tenants’ financial conditions, the market demand for leased space or changes in capital markets or the economy generally, including impacts from inflation.

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

Part II Other Information
Item 1A. Risk Factors
There have been no material changes to risk factors from those we previously disclosed in our 2021 Annual Report.

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

10.1
Fifth Amendment to Amended and Restated Credit Agreement, dated as of April 14, 2022, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other institutions party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 20, 2022.)

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

SERVICE PROPERTIES TRUST

/s/ Todd W. Hargreaves
Todd W. Hargreaves
President and Chief Investment Officer
Dated: May 4, 2022

/s/ Brian E. Donley
Brian E. Donley
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: May 4, 2022