Form 10-Q
period 2022-06-30
Service Properties Trust
filed 2022-08-04
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of August 3, 2022: 165,138,455

SERVICE PROPERTIES TRUST
FORM 10-Q
June 30, 2022

References in this Quarterly Report on Form 10-Q to the Company, SVC, we, us or our include Service Properties Trust and our consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

Part I Financial Information
Item 1. Financial Statements
SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands, except share data)

	June 30, 2022	December 31, 2021
ASSETS
Real estate properties:
Land	$1,918,840	$1,918,385
Buildings, improvements and equipment	7,771,855	8,307,248
Total real estate properties, gross	9,690,695	10,225,633
Accumulated depreciation	(2,891,054)	(3,281,659)
Total real estate properties, net	6,799,641	6,943,974
Acquired real estate leases and other intangibles, net	267,904	283,241
Assets held for sale	68,034	515,518
Cash and cash equivalents	635,204	944,043
Restricted cash	64,901	3,375
Equity method investments	109,682	62,687
Investment in equity securities	40,840	61,159
Due from related persons	59,204	48,168
Other assets, net	286,149	291,150
Total assets	$8,331,559	$9,153,315

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$800,000	$1,000,000
Senior unsecured notes, net	5,649,650	6,143,022
Accounts payable and other liabilities	425,118	433,448
Due to related persons	11,919	21,539
Total liabilities	6,886,687	7,598,009

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 165,138,455 and 165,092,333, shares issued and outstanding, respectively	1,651	1,651
Additional paid in capital	4,553,848	4,552,558
Cumulative other comprehensive income	829	779
Cumulative net income available for common shareholders	2,527,188	2,635,660
Cumulative common distributions	(5,638,644)	(5,635,342)
Total shareholders’ equity	1,444,872	1,555,306
Total liabilities and shareholders’ equity	$8,331,559	$9,153,315
The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Hotel operating revenues	$418,984	$280,135	$716,390	$449,088
Rental income	96,793	95,801	193,151	188,018
Total revenues	515,777	375,936	909,541	637,106

Expenses:
Hotel operating expenses	325,194	243,183	615,537	438,536
Other operating expenses	3,179	4,376	5,650	8,109
Depreciation and amortization	100,520	121,677	204,633	246,045
General and administrative	12,665	13,480	24,452	25,821
Transaction related costs	743	6,151	1,920	25,785
Loss on asset impairment, net	3,048	899	8,548	2,110
Total expenses	445,349	389,766	860,740	746,406

Other operating income:
Gain on sale of real estate, net	38,851	10,849	44,399	10,840
Unrealized gains (losses) on equity securities, net	(10,059)	2,500	(20,319)	(3,981)
Interest income	1,021	225	1,294	282
Interest expense (including amortization of debt issuance costs and debt discounts and premiums of $5,021, $4,891, $10,934 and $9,247, respectively)	(89,820)	(91,378)	(182,164)	(180,769)
Loss on early extinguishment of debt	(791)	—	(791)	—
Income (loss) before income taxes and equity in earnings (losses) of an investee	9,630	(91,634)	(108,780)	(282,928)
Income tax expense	(473)	(211)	(1,168)	(1,064)
Equity in earnings (losses) of an investee	2,193	735	1,476	(2,108)
Net income (loss)	11,350	(91,110)	(108,472)	(286,100)
Other comprehensive income:
Equity interest in investee’s unrealized gains	46	—	50	—
Other comprehensive income	46	—	50	—
Comprehensive income (loss)	$11,396	$(91,110)	$(108,422)	$(286,100)

Weighted average common shares outstanding (basic and diluted)	164,677	164,506	164,672	164,502

Net income (loss) per common share (basic and diluted)	$0.07	$(0.55)	$(0.66)	$(1.74)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data)

	Common Shares			Additional Paid in Capital	Cumulative Net Income Available for Common Shareholders	Cumulative Other Comprehensive Income (Loss)
	Number of Shares	Common Shares	Cumulative Common Distributions
							Total

Balance at December 31, 2021	165,092,333	$1,651	$(5,635,342)	$4,552,558	$2,635,660	$779	$1,555,306
Net loss	—	—	—	—	(119,822)	—	(119,822)
Equity in unrealized gains of investees	—	—	—	—	—	4	4
Common share grants	—	—	—	462	—	—	462
Common share forfeitures	(800)	—	—	—	—	—	—
Distributions	—	—	(1,651)	—	—	—	(1,651)
Balance at March 31, 2022	165,091,533	$1,651	$(5,636,993)	$4,553,020	$2,515,838	$783	$1,434,299
Cumulative effect of accounting change	—	—	—	—	—	—	—
Net income	—	—	—	—	11,350	—	11,350
Equity interest in investee’s unrealized gains	—	—	—	—	—	46	46
Common share grants	49,000	—	—	836	—	—	836
Common share repurchases and forfeitures	(2,078)	—	—	(8)	—	—	(8)
Distributions	—	—	(1,651)	—	—	—	(1,651)
Balance at June 30, 2022	165,138,455	$1,651	$(5,638,644)	$4,553,848	$2,527,188	$829	$1,444,872

Balance at December 31, 2020	164,823,833	$1,648	$(5,628,746)	$4,550,385	$3,180,263	$(760)	$2,102,790
Net loss	—	—	—	—	(194,990)	—	(194,990)
Common share grants	—	—	—	380	—	—	380
Distributions to common shareholders	—	—	(1,648)	—	—	—	(1,648)
Balance at March 31, 2021	164,823,833	$1,648	$(5,630,394)	$4,550,765	$2,985,273	$(760)	$1,906,532
Net loss	—	—	—	—	(91,110)	—	(91,110)
Common share grants	49,000	1	—	1,066	—	—	1,067
Common share repurchases and forfeitures	(15,079)	—	—	(190)	—	—	(190)
Distributions	—	—	(1,648)	—	—	—	(1,648)
Balance at June 30, 2021	164,857,754	$1,649	$(5,632,042)	$4,551,641	$2,894,163	$(760)	$1,814,651
The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(108,472)	$(286,100)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	204,633	246,045
Net amortization of debt issuance costs, discounts and premiums as interest	10,934	9,247
Straight-line rental income	3,685	2,181
Loss on early extinguishment of debt	791	—
Loss on asset impairment, net	8,548	2,110
Unrealized losses on equity securities, net	20,319	3,981
Equity in (earnings) losses of an investee	(1,476)	2,108
Gain on sale of real estate	(44,399)	(10,840)
Other non-cash income, net	(1,305)	(1,363)
Changes in assets and liabilities:
Due from related persons	(17,621)	(628)
Other assets	3,148	17,588
Accounts payable and other liabilities	(4,530)	(245)
Due to related persons	(14,958)	(5,290)
Net cash provided by (used in) operating activities	59,297	(21,206)

Cash flows from investing activities:
Real estate acquisitions and deposits	—	(7,649)
Real estate improvements	(41,098)	(42,295)
Hotel managers’ purchases with restricted cash	(2,459)	(22,959)
Net proceeds from sale of real estate	488,365	33,128
Investment in Sonesta	(45,470)	(25,443)
Net cash provided by (used in) investing activities	399,338	(65,218)

Cash flows from financing activities:
Repayment of senior unsecured notes	(500,000)	—
Borrowings under revolving credit facility	—	984,027
Repayments of revolving credit facility	(200,000)	(62,451)
Deferred financing costs	(2,642)	(6,497)
Repurchase of common shares	(4)	(190)
Distributions to common shareholders	(3,302)	(3,296)
Net cash (used in) provided by financing activities	(705,948)	911,593
(Decrease) increase in cash and cash equivalents and restricted cash	(247,313)	825,169
Cash and cash equivalents and restricted cash at beginning of period	947,418	91,456
Cash and cash equivalents and restricted cash at end of period	$700,105	$916,625

Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$635,204	$915,330
Restricted cash	64,901	1,295
Total cash and cash equivalents and restricted cash	$700,105	$916,625

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(dollars in thousands)

	For the Six Months Ended June 30,
	2022	2021
Supplemental cash flow information:
Cash paid for interest	$180,893	$170,903
Cash paid for income taxes	$1,515	$1,957
Non-cash investing activities:
Real estate improvements accrued, not paid	$6,189	$9,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 1. Organization and Basis of Presentation
Service Properties Trust, or we, us or our, is a real estate investment trust, or REIT, organized on February 7,
1995 under the laws of the State of Maryland, which invests in hotels and service-focused retail net lease properties. At June 30, 2022, we owned, directly and through our subsidiaries, 247 hotels and 775 net lease properties.
At June 30, 2022, all 247 of our hotels were operated by subsidiaries of the following companies: Sonesta Holdco Corporation, or Sonesta (205 hotels), Hyatt Hotels Corporation, or Hyatt (17 hotels), Radisson Hospitality, Inc., or Radisson (eight hotels), Marriott International, Inc., or Marriott (16 hotels), and InterContinental Hotels Group, plc, or IHG (one hotel). At June 30, 2022, we owned 775 net lease properties with 176 tenants, including 179 travel centers leased to TravelCenters of America Inc., or TA, our largest tenant. Hereinafter, these companies are sometimes referred to as our managers and/or tenants, or collectively, operators.
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
We have determined that each of our wholly owned taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification™. We have concluded that we must consolidate each of our wholly owned TRSs because we are the entity with the power to direct the activities that most significantly impact such VIEs’ performance and we have the obligation to absorb losses or the right to receive benefits from each VIE that could be significant to the VIE and are, therefore, the primary beneficiary of each VIE. The assets of our TRSs were $164,423 and $113,705 as of June 30, 2022 and December 31, 2021, respectively, and consist primarily of our TRSs’ investment in Sonesta’s common stock and amounts due from and working capital advances to certain of our hotel managers. The liabilities of our TRSs were $36,419 and $42,432 as of June 30, 2022 and December 31, 2021, respectively, and consist primarily of amounts payable to certain of our hotel managers. The assets of our TRSs are available to satisfy our TRSs’ obligations and we have guaranteed certain obligations of our TRSs.
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

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

We report rental income for leased properties in our condensed consolidated statements of comprehensive income (loss). We recognize rental income from operating leases on a straight line basis over the term of the lease agreements. We reduced rental income by $1,712 and $299 for the three months ended June 30, 2022 and 2021, respectively, and reduced rental income by $3,685 and $2,181 for the six months ended June 30, 2022 and 2021, respectively, to record scheduled rent changes under certain of our leases, the deferred rent obligations payable to us under our leases with TA and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks at our travel centers on a straight line basis. See Notes 5 and 10 for further information regarding our TA leases. Due from related persons includes $14,080 and $20,655 and other assets, net, includes $29,781 and $26,881 of straight line rent receivables at June 30, 2022 and December 31, 2021, respectively.
Certain of our lease agreements require additional percentage rent if gross revenues of our properties exceed certain thresholds defined in our lease agreements. We may determine percentage rent due to us under our leases monthly, quarterly or annually, depending on the specific lease terms, and recognize it when all contingencies are met and the rent is earned. We recorded percentage rent of $385 and $209 for the three months ended June 30, 2022 and 2021, respectively, and $1,141 and $389 for the six months ended June 30, 2022 and 2021, respectively. We had deferred estimated percentage rent of $2,839 and $1,591 for the three months ended June 30, 2022 and 2021, respectively, and $5,338 and $2,977 for the six months ended June 30, 2022 and 2021, respectively. See Note 5 for further information on this deferred estimated percentage rent.
Note 3. Weighted Average Common Shares
We calculate basic earnings per common share under the two class method. We calculate diluted earnings per share using the more dilutive of the two class method or the treasury stock method. Unvested share awards, and the related impact on earnings, are considered when calculating diluted earnings per share. For the three and six months ended June 30, 2022 and 2021, there were no dilutive common shares.
Note 4. Real Estate Properties
At June 30, 2022, we owned 247 hotels with an aggregate of 41,166 rooms or suites and 775 service-oriented retail properties with an aggregate of 13,406,568 square feet that are primarily subject to “triple net” leases, or net leases where the tenant is generally responsible for payment of operating expenses and capital expenditures of the property during the lease term. Our properties had an aggregate undepreciated carrying value of $9,758,729, including $68,034 related to properties classified as held for sale as of June 30, 2022.
We made capital expenditures at certain of our properties of $49,591 during the six months ended June 30, 2022.
Dispositions
During the six months ended June 30, 2022, we sold 69 properties for an aggregate sales price of $500,932, excluding closing costs, as presented in the table below. The sales of these properties do not represent significant dispositions individually or in the aggregate nor do they represent a strategic shift. As a result, the results of the operations of these properties are included in continuing operations through the date of sale in our condensed consolidated statements of comprehensive income (loss).

Year of Sale	Property Type	Number of Properties	Rooms or Suites/Square Feet	Gross Sales Price	Gain/ (Loss) on Sale
Properties sold during the six months ended June 30, 2022
Q1 2022	Hotels	5	1,060	$60,174	$4,990
Q1 2022	Net Lease	2	6,960	5,350	558
Q2 2022	Hotels	51	6,119	427,694	39,878
Q2 2022	Net Lease	11	108,532	7,714	(1,027)
		69	7,179 / 115,492	$500,932	$44,399

As of June 30, 2022, we had 11 hotels with 1,488 rooms and an aggregate carrying value of $66,338 classified as held for sale and eight net lease properties with 21,339 square feet and an aggregate carrying value of $1,696 classified as held for sale.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

From July 1, 2022 through August 3, 2022, we sold three hotels with 383 rooms and an aggregate carrying value of $17,952 for an aggregate sales price of $21,500, excluding closing costs, and four net lease properties with 10,216 square feet and an aggregate carrying value of $678 for an aggregate sales price of $700 excluding closing costs. See Notes 5 and 13 for further information on these properties.
As of August 3, 2022, we have entered into agreements to sell four Sonesta branded hotels with an aggregate of 508 rooms for an aggregate sales price of $24,250 and two net lease properties with an aggregate of 3,840 square feet for an aggregate sales price of $325.We continue to market 20 additional hotels with 2,752 rooms for sale. We expect the majority of these sales to be completed by the end of 2022. See Notes 5 and 13 for further information on our property sales.
Note 5. Management Agreements and Leases
As of June 30, 2022, we owned 247 hotels which were included in six operating agreements and 775 service oriented retail properties net leased to 176 tenants. We do not operate any of our properties.

Hotel agreements

Sonesta agreement. As of June 30, 2022, Sonesta managed 40 of our full-service hotels, 113 of our extended stay hotels, and 52 of our select service hotels pursuant to management agreements for all of the hotels. The hotels Sonesta managed for us comprised approximately 47.9% of our total historical real estate investments.

On January 7, 2022, we and Sonesta amended and restated our management agreements effective January 1, 2022. We refer to our management agreements with Sonesta collectively as our Sonesta agreement. As of that date, we owned 261 hotels managed by Sonesta and we expected to sell 67 of those hotels, or the Sale Hotels. Among other things, the amendments to the agreements between us and Sonesta for 194 hotels we did not then expect to sell, or the Retained Hotels, are as follows:

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
For the Sale Hotels, the term was extended to December 31, 2022 (or, if earlier, until the applicable hotel has been sold) and the reserve established for the regular refurbishment of our hotels, or FF&E, reserve funding requirement was removed. The Sale Hotels are subject to a pooling agreement that combines the management agreements for the Sale Hotels for purposes of calculating gross revenues, hotel operating expenses, management and related fees and the owner’s priority return due to us. Our owner’s priority return will be reduced by the current owner’s priority return for a Sale Hotel once sold. We sold 56 of the Sale Hotels as of June 30, 2022 for an aggregate sales price of $487,868, excluding closing costs. We recognized a net gain of $44,869 and the total annual owner’s priority return was reduced by $68,111 in connection with these sales. As of June 30, 2022, the total annual owner’s priority return for the remaining 11 Sale Hotels we then owned was $17,519 as of that date. Subsequent to June 30, 2022, we sold an additional three Sale Hotels for an aggregate sales price of $21,500, excluding closing costs, and the total annual owner’s priority return was reduced by $3,523 in connection with these sales. As of August 3, 2022, we had agreements to sell an additional four Sale Hotels for an aggregate sales price of $24,250 and having a net book value of $18,516 and a total annual owner’s priority return of $5,578 as of June 30, 2022. These pending sales are subject to conditions; as a result, those sales may not occur, may be delayed or their terms may change. See Notes 6 and 10 for further information regarding our sales of hotels managed by Sonesta.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Our Sonesta agreement provides that we are paid an annual owner’s priority return if gross revenues of the hotels, after payment of hotel operating expenses and management and related fees (other than Sonesta’s incentive fee, if applicable), are sufficient to do so. The Sonesta agreement further provides that we are paid an additional return equal to 80% of the operating profits, as defined therein, after reimbursement of owner or manager advances and with respect to the Retained Hotels, FF&E reserve escrows and Sonesta’s incentive fee, if applicable. Our Sonesta hotels generated net operating cash flow of $77,424 and $25,198 for the three months ended June 30, 2022 and 2021, respectively, and net operating cash flow of $80,452 and a net operating cash flow deficit of $12,196 for the six months ended June 30, 2022 and 2021, respectively.

Pursuant to our Sonesta agreement, we incurred management, reservation and system fees and reimbursement costs for certain guest loyalty, marketing program and third-party reservation transmission fees of $32,682 and $22,046 for the three months ended June 30, 2022 and 2021, respectively, and $56,479 and $33,321 for the six months ended June 30, 2022 and 2021, respectively. These fees and costs are included in hotel operating expenses in our condensed consolidated statements of comprehensive income (loss). In addition, we incurred procurement and construction supervision fees payable to Sonesta of $269 and $643 for the three months ended June 30, 2022 and 2021, respectively, and $556 and $1,387 for the six months ended June 30, 2022 and 2021, respectively, which amounts have been capitalized in our condensed consolidated balance sheets and are depreciated over the estimated useful lives of the related capital assets.

Our Sonesta agreement requires us to fund capital expenditures that we approve at the hotels. We incurred capital expenditures for hotels included in our Sonesta agreement in an aggregate amount of $33,226 and $56,452 during the six months ended June 30, 2022 and 2021, respectively, which resulted in increases in our contractual annual owner’s priority returns of $1,994 and $3,990, respectively. We owed Sonesta $7,028 and $18,433 for capital expenditures and other reimbursements at June 30, 2022 and 2021, respectively. Sonesta owed us $20,527 and $4,592 in owner’s priority returns as of June 30, 2022 and December 31, 2021, respectively. Amounts due from Sonesta are included in due from related persons and amounts owed to Sonesta are included in due to related persons in our condensed consolidated balance sheets. All of the hotels operated under the Retained Hotels management agreements require that 5% of the hotel gross revenues be escrowed for future capital expenditures as FF&E reserves, subject to available cash flows after payment of the owner’s priority returns due to us. No FF&E escrow deposits were required during either of the three or six months ended June 30, 2022 or 2021.

We are required to maintain working capital for each of our hotels managed by Sonesta and have advanced a fixed amount based on the number of rooms in each hotel to meet the cash needs for hotel operations. The sales of the hotels managed by Sonesta referenced above resulted in a return to us of working capital amounts we had previously advanced with respect to those hotels. As of June 30, 2022 and December 31, 2021, we had advanced $51,206 and $56,697, respectively, of initial working capital to Sonesta net of any working capital returned to us on termination of the applicable management agreements in connection with such sales. These amounts are included in other assets in our condensed consolidated balance sheets. Any remaining working capital would be returned to us upon termination in accordance with the terms of our Sonesta agreement.

See Notes 6 and 10 for further information regarding our relationship, agreements and transactions with Sonesta.

Hyatt agreement. As of June 30, 2022, Hyatt managed 17 of our select service hotels pursuant to a portfolio management agreement that expires on March 31, 2031, or our Hyatt agreement, and provides that, as of June 30, 2022, we are to be paid an annual owner’s priority return of $12,735. Any returns we receive from Hyatt are currently limited to the hotels’ available cash flows, if any, after payment of operating expenses. Hyatt has provided us with a $30,000 limited guarantee for 75% of the aggregate annual owner's priority returns due to us that will become effective upon substantial completion of planned renovations of the hotels we currently expect to occur in 2023. We realized returns of $4,525 and $2,311 during the three months ended June 30, 2022 and 2021, respectively, and $6,388 and $3,867 for the six months ended June 30, 2022 and 2021, respectively, under our Hyatt agreement. We incurred capital expenditures for certain hotels included in our Hyatt agreement of $11,936 during the six months ended June 30, 2022, which resulted in an aggregate increase in our contractual annual owner’s priority returns of $716. We did not incur capital expenditures for any of the hotels included in our Hyatt agreement during the six months ended June 30, 2021.

Radisson agreement. As of June 30, 2022, Radisson managed eight of our full service hotels pursuant to a portfolio management agreement that expires on July 31, 2031, or our Radisson agreement, and provides that we are to be paid an annual owner’s priority return of $10,200. Any returns we receive from Radisson are currently limited to the hotels’ available cash flows, if any, after payment of operating expenses. Radisson has provided us with a $22,000 limited guarantee for 75% of the

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

aggregate annual owner's priority returns due to us that will become effective upon substantial completion of planned renovations of certain of the hotels we currently expect to occur in 2023. We realized returns of $3,020 and $4,906 during the three months ended June 30, 2022 and 2021, respectively, and $3,474 and $10,056 for the six months ended June 30, 2022 and 2021, respectively, under our Radisson agreement. We incurred capital expenditures of $298 for the hotels included in our Radisson agreement for the three and six months ended June 30, 2022. We did not incur capital expenditures for any of the hotels included in our Radisson agreement during the three or six months ended June 30, 2021.

Marriott agreement. As of June 30, 2022, Marriott managed 16 of our hotels. We were previously in arbitration proceedings with Marriott regarding, among other things, the validity of the timing of the termination of the Marriott agreements in 2020, including an exit hotel agreement which, if not terminated, would have required us to sell the 16 hotels encumbered with a Marriott brand. We entered an agreement with Marriott regarding the 16 hotels currently managed by Marriott, pursuant to which we agreed to have these hotels remain Marriott branded until the arbitration was resolved. On January 18, 2022, the arbitration concluded, and we are currently evaluating our plans to maximize the value to us of these hotels, including the potential disposition of the hotels.

Our Marriott hotels generated net operating cash flow of $3,842 and $2,341 during the three months ended June 30, 2022 and 2021, respectively, and net operating cash flow of $3,593 and a net operating cash flow deficit of $12,580 during the six months ended June 30, 2022 and 2021, respectively. Any returns we receive from Marriott are limited to the hotels’ available cash flows, if any, after payment of operating expenses. We did not incur capital expenditures for any of the hotels included in our Marriott agreement during the six months ended June 30, 2022. We incurred capital expenditures of $7,250 for the hotels included in our Marriott agreement during the six months ended June 30, 2021.

Other. Our management agreement with IHG for one hotel expires on January 31, 2026. Our IHG hotel generated net operating cash flow of $1,208 and $156 during the three months ended June 30, 2022 and 2021, respectively, and net operating cash flow of $1,337 and a cash flow deficit of $1,344 for the six months ended June 30, 2022 and 2021, respectively. Any returns we receive from IHG are limited to the hotel’s available cash flows, if any, after payment of operating expenses.

Net lease portfolio
As of June 30, 2022, we owned 775 service-focused retail net lease properties with 13,406,568 square feet with leases requiring annual minimum rents of $372,120 with a weighted (by annual minimum rents) average remaining lease term of 10.0 years. The portfolio was 98.8% leased by 176 tenants operating under 134 brands in 20 distinct industries.
TA leases. TA is our largest tenant, leasing 29.2% of our total historical real estate investments as of June 30, 2022. We lease to TA a total of 179 travel centers under five leases that expire between 2029 and 2035, subject to TA’s right to extend those leases, and require annual minimum rents of $246,110 as of June 30, 2022. In addition, TA is required to pay us previously deferred rent obligations in quarterly installments of $4,404 through January 31, 2023. TA paid $4,404 and $8,808 of deferred rent to us for each of the three and six months ended June 30, 2022 and 2021, respectively. The remaining balance of previously deferred rents was $13,211 and $22,018 as of June 30, 2022 and December 31, 2021, respectively.
We recognized rental income from our TA leases of $62,186 and $62,077 for the three months ended June 30, 2022 and 2021, respectively, and $124,269 and $124,154 for the six months ended June 30, 2022 and 2021, respectively. Rental income was reduced by $3,241 and $3,217 for the three months ended June 30, 2022 and 2021, respectively, and $6,585 and $6,522 for the six months ended June 30, 2022 and 2021, respectively, to record the deferred rent obligations under our TA leases and the estimated future payments to us by TA for the cost of removing underground storage tanks on a straight-line basis. As of June 30, 2022 and December 31, 2021, we had receivables for current rent amounts owed to us by TA and straight-line rent adjustments of $37,496 and $48,168, respectively. These amounts are included in due from related persons in our condensed consolidated balance sheets.
In addition to the rental income that we recognized during the three months ended June 30, 2022 and 2021 as described above, our TA leases require TA to pay us percentage rent based upon increases in certain sales. We recognize percentage rent due under our TA leases as rental income when all contingencies are met. We had aggregate deferred percentage rent under our TA leases of $2,839 and $1,591 for the three months ended June 30, 2022 and 2021, respectively, and $5,338 and $2,977 for the six months ended June 30, 2022 and 2021, respectively.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Our TA leases do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components. Under our TA leases, TA may request that we fund capital improvements in return for increases in TA’s annual minimum rent equal to 8.5% of the amounts funded. We did not fund any capital improvements to our properties that we leased to TA during the three and six months ended June 30, 2022 or 2021.
See Notes 6 and 10 for further information regarding our relationship with TA.
Our other net lease agreements generally provide for minimum rent payments and in addition may include variable payments. Rental income from operating leases, including any payments derived by index or market-based indices, is recognized on a straight-line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining the lease term. We recognized rental income from our net lease properties (excluding TA) of $34,607 and $33,479 for the three months ended June 30, 2022 and 2021, respectively, which included $1,530 and $2,919, respectively, of adjustments to record scheduled rent changes under certain of our leases on a straight-line basis, and $68,927 and $63,163 for the six months ended June 30, 2022 and 2021, respectively, which included $2,901 and $5,800, respectively, of adjustments to record scheduled rent changes under certain of our leases on a straight-line basis.
We continually review receivables related to rent, straight-line rent and property operating expense reimbursements and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes an assessment of whether substantially all of the amounts due under a tenant’s lease are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as cash is received. We recognize all changes in the collectability assessment for an operating lease as an adjustment to rental income. We reduced our reserves for uncollectible amounts and increased rental income by $160 and $667 for the three and six months ended June 30, 2022, respectively, based on our assessment of collectability and cash received from certain tenants. We recorded reserves for uncollectable amounts against rental income of $1,176 and $5,960 for the three and six months ended June 30, 2021, respectively. We had reserves for uncollectable rents of $11,259 and $15,519 as of June 30, 2022 and December 31, 2021, respectively, included in other assets in our condensed consolidated balance sheets. As of June 30, 2022, we had $5,492 of deferred rents outstanding related to five tenants who represented approximately 3.7% of our annualized rental income of our net lease retail portfolio as of June 30, 2022, to which we granted rent relief during the COVID-19 pandemic. These deferred rents are included in other assets, net in our condensed consolidated balance sheets. The deferred amounts did not impact our operating results for the three months ended June 30, 2022.
Note 6. Other Investments

Equity method investment
As of June 30, 2022, we owned approximately 34% of Sonesta’s outstanding common stock. We account for our 34% non-controlling interest in Sonesta under the equity method of accounting.
As of June 30, 2022 and December 31, 2021, our investment in Sonesta had a carrying value of $109,682 and $62,687, respectively. The cost basis of our investment in Sonesta exceeded our proportionate share of Sonesta’s total stockholders’ equity book value on the date of acquisition of our initial equity interest in Sonesta, February 27, 2020, by an aggregate of $8,000. As required under GAAP, we are amortizing this difference to equity in earnings of an investee over 31 years, the weighted average remaining useful life of the real estate assets and intangible assets and liabilities owned by Sonesta as of the date of our acquisition. We recorded amortization of the basis difference of $65 in each of the three months ended June 30, 2022 and 2021 and $130 in each of the six months ended June 30, 2022 and 2021. We recognized income of $2,258 and $800 related to our investment in Sonesta for the three months ended June 30, 2022 and 2021, respectively, and income of $1,606 and losses of $1,978 for the six months ended June 30, 2022 and 2021, respectively. These amounts are included in equity in earnings (losses) of an investee in our condensed consolidated statements of comprehensive income (loss).

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

We recorded a liability for the fair value of our initial investment in Sonesta, as no cash consideration was exchanged related to the modification of our management agreement with, and investment in, Sonesta. This liability for our investment in Sonesta is included in accounts payable and other liabilities in our condensed consolidated balance sheet and is being amortized on a straight-line basis through January 31, 2037, as a reduction to hotel operating expenses in our condensed consolidated statements of comprehensive income (loss). We reduced hotel operating expenses by $621 for each of the three months ended June 30, 2022 and 2021, respectively, and $1,242 for each of the six months ended June 30, 2022 and 2021, respectively, for amortization of this liability. As of June 30, 2022 and December 31, 2021, the unamortized balance of this liability was $36,205 and $37,447, respectively.
In March 2021, we funded a $25,443 capital contribution to Sonesta related to its acquisition of Red Lion Hotels Corporation. In April 2022 and June 2022, we funded $25,000 and $20,470, respectively, of capital contributions to Sonesta related to Sonesta’s acquisition of a portfolio of four hotels located in New York, NY using cash on hand. We continue to maintain our 34% ownership in Sonesta after giving effect to these fundings.
Investment in equity securities.
As of both June 30, 2022 and December 31, 2021, we owned approximately 8.0% of TA’s outstanding shares of common stock, and reported this investment at fair value based on quoted market prices (Level 1 inputs). Our TA shares had a carrying value of $40,840 and $61,159 as of June 30, 2022 and December 31, 2021, respectively. Our historical cost basis for these shares was $24,418 as of both June 30, 2022 and December 31, 2021. We recorded an unrealized loss of $10,059 and unrealized gain of $2,500 for the three months ended June 30, 2022 and 2021, respectively, and unrealized loss of $20,319 and $3,981, for the six months ended June 30, 2022 and 2021, respectively, to adjust the carrying value of our investment in shares of TA common stock to its fair value. See Notes 4, 5 and 10 for further information regarding our relationships, agreements and transactions with TA and Note 13 for further information regarding our investment in TA.
Note 7. Indebtedness
Our principal debt obligations at June 30, 2022 were: (1) $800,000 of outstanding borrowings under our $800,000 revolving credit facility; and (2) $5,700,000 aggregate outstanding principal amount of senior unsecured notes. Our revolving credit facility is governed by a credit agreement with a syndicate of institutional lenders.
As of June 30, 2022, the maturity date of our revolving credit facility was January 15, 2023, and, subject to the payment of an extension fee and meeting certain other conditions, we have the option to extend the maturity date of the facility for one six-month period. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. We are required to pay interest on borrowings under our revolving credit facility at the rate of LIBOR plus a premium, which was 250 basis points per annum, subject to a LIBOR floor of 0.50%, as of June 30, 2022. We also pay a facility fee, which was 30 basis points per annum at June 30, 2022, on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon, among other things, changes to our credit ratings. As of June 30, 2022, the annual interest rate payable on borrowings under our revolving credit facility was 3.69%. The weighted average annual interest rate for borrowings under our revolving credit facility was 3.25% for the three months ended June 30, 2022, 3.05% for the six months ended June 30, 2022 and 2.85% for both the three and six months ended June 30, 2021.
We and our lenders amended the credit agreement governing our revolving credit facility, or our credit agreement, in 2020. Among other things, the amendment waived all of the then existing financial covenants through the end of the then existing agreement term, or July 15, 2022. As a result of the amendment, among other things:
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
•the interest rate premium payable on borrowings under our revolving credit facility was increased from 235 basis points per annum to 250 basis points per annum, with the facility fee remaining unchanged at 30 basis points per annum on the total amount of lending commitments under the facility. The interest rate premiums and the facility fee continue to be subject to adjustment based upon changes to our credit ratings and, pursuant to the amendment, the interest rate premium will increase by an additional 25 basis points if we do not satisfy certain financial covenants; and
•we are required to maintain minimum liquidity of at least $150,000.

As a result of the decrease in the size of the revolving credit facility, we recognized a loss on early extinguishment of debt of $590 during the six months ended June 30, 2022, which represented the write off of a portion of deferred financing fees.
Our revolving credit facility continues to be secured by 73 properties with an undepreciated book value of $1,578,603 as of June 30, 2022 to secure our obligations under the credit agreement.
On June 15, 2022, we redeemed at par all of our outstanding 5.00% senior notes due 2022 for a redemption price equal to the principal amount of $500,000, plus accrued and unpaid interest. As a result of the redemption, we recorded a loss on early extinguishment of debt of $201 during the three and six months ended June 30, 2022, which represented the unamortized discounts and issuance costs related to these notes.
Our credit agreement and our unsecured senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR, ceasing to act as our business manager. Our credit agreement and our unsecured senior notes indentures and their supplements also contain covenants, including those that restrict our ability to incur debts or to make distributions under certain circumstances and generally require us to maintain certain financial ratios. As of June 30, 2022, we believe we were in compliance with the terms and conditions of our credit agreement subject to the waiver described above, and our unsecured senior notes indentures and their supplements.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 8. Shareholders' Equity
Distributions
During the six months ended June 30, 2022, we declared and paid regular quarterly distributions to common shareholders as follows:

Declaration Date	Record Date	Paid Date	Dividend Per Common Share	Total Distributions
January 13, 2022	January 24, 2022	February 17, 2022	$0.01	$1,651
April 14, 2022	April 25, 2022	May 19, 2022	0.01	1,651
			$0.02	$3,302
On July 14, 2022, we declared a regular quarterly distribution to common shareholders of record as of July 25, 2022 of $0.01 per share, or $1,651. We expect to pay this amount on or about August 18, 2022.
Share Awards
On June 15, 2022, in accordance with our Trustee compensation arrangements, we awarded 7,000 of our common shares, valued at $5.70 per common share, the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on that day, to each of our seven Trustees as part of their annual compensation.
Share Purchases
During the six months ended June 30, 2022, we purchased an aggregate of 478 of our common shares valued at a weighted average share price of $7.94 per share. These common share withholdings and purchases were made to satisfy the tax withholding and payment obligations of a former employee of RMR in connection with awards of our common shares we previously made to such former employee. We withheld and purchased these shares at their fair market values based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.
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

We recognized net business management fees payable to RMR of $9,305 and $10,743 for the three months ended June 30, 2022 and 2021, respectively, and $19,183 and $21,042 for the six months ended June 30, 2022 and 2021, respectively. Based on our common share total return, as defined in our business management agreement, as of each of June 30, 2022 and 2021, no incentive fees are included in the net business management fees we recognized for the three and six months ended June 30, 2022 or 2021. The actual amount of annual incentive fees for 2022, if any, will be based on our common share total return, as defined in our business management agreement, for the three-year period ending December 31, 2022, and will be payable in January 2023. We did not incur an incentive fee payable to RMR for the year ended December 31, 2021. We include business management fee amounts in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).
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

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

We recognized property management and construction supervision fees payable to RMR of $1,235 and $1,077 for the three months ended June 30, 2022 and 2021, respectively, and $2,898 and $1,881 for the six months ended June 30, 2022 and 2021, respectively. Of those amounts, for the three months ended June 30, 2022 and 2021, $1,014 and $875, respectively, of property management fees were expensed to other operating expenses in our condensed consolidated statements of comprehensive income (loss) and $221 and $202, respectively, of construction and supervision fees were capitalized for the three months ended June 30, 2022 and 2021. The amounts capitalized are included in building, improvements and equipment in our condensed consolidated balance sheets. For the six months ended June 30, 2022 and 2021, $2,032 and $1,678, respectively, of property management fees were expensed to other operating expenses in our condensed consolidated statements of comprehensive income (loss) and $867 and $203, respectively, of construction and supervision fees were capitalized and included in building, improvements and equipment in our condensed consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.

We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR on our behalf. We are generally not responsible for payment of RMR’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR employees assigned to work exclusively or partly at our net lease properties, our share of the wages, benefits and other related costs of RMR's centralized accounting personnel, our share of RMR’s costs for providing our internal audit function, and as otherwise agreed. We reimbursed RMR $685 and $734 for these expenses and costs for the three months ended June 30, 2022 and 2021, respectively, and $1,439 and $1,478 for the six months ended June 30, 2022 and 2021, respectively. We included these amounts in other operating expenses and selling, general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income (loss).

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

Note 10. Related Person Transactions
We have relationships and historical and continuing transactions with TA, Sonesta, RMR, The RMR Group, Inc., or RMR Inc., and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR is a majority owned operating subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., the chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR. John G. Murray, our other Managing Trustee and our President and Chief Executive Officer until March 31, 2022, also serves as an officer and employee of RMR, and each of our other officers serves as an officer of RMR. Some of our Independent Trustees also serve as independent trustees or independent directors of other public companies to which RMR or its subsidiaries provide management services. Adam Portnoy serves as chair of the boards and as a managing trustee or managing director of those companies. Other officers of RMR, including Mr. Murray and certain of our other officers, serve as managing trustees, managing directors or officers of certain of these companies.
TA. We lease 179 of our travel centers to TA under our TA leases. As of June 30, 2022, we owned approximately 8.0% of TA’s outstanding shares of common stock. RMR provides management services to both us and TA, and Adam D. Portnoy, also serves as the chair of the board of directors and as a managing director of TA and, as of June 30, 2022, beneficially owned (including through RMR) approximately 4.5% of TA’s outstanding shares of common stock. See Notes 5, 6 and 13 for further information regarding our relationships, agreements and transactions with, and investments in, TA.
Sonesta. Sonesta is a private company and is controlled by one of our Managing Trustees, Adam D. Portnoy. Mr. Portnoy, is the largest owner and controlling shareholder and a director of Sonesta. One of Sonesta’s other directors is our other Managing Trustee and former President and Chief Executive Officer and is Sonesta’s president and chief executive officer. Sonesta’s other director serves as RMR’s and RMR Inc.’s executive vice president, general counsel and secretary, as a managing director of RMR Inc. and as our Secretary. Certain other officers of Sonesta are officers of RMR and certain other officers and employees of Sonesta are former employees of RMR. RMR also provides certain services to Sonesta. As of June 30, 2022, we owned approximately 34% of Sonesta which managed 205 of our hotels. See Notes 4, 5 and 6 for further information regarding our relationships, agreements and transactions with, and investment in, Sonesta.

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
During the three months ended June 30, 2022, we recognized an income tax expense of $473, which includes $255 of state tax expense and $218 of foreign tax expense. During the three months ended June 30, 2021, we recognized an income tax expense of $211, which includes $141 of state tax expense and $70 of foreign tax expense.
During the six months ended June 30, 2022, we recognized an income tax expense of $1,168, which includes $835 of state tax expense and $333 of foreign tax expense. During the six months ended June 30, 2021, we recognized an income tax expense of $1,064, which includes $894 of state tax expense and $170 of foreign tax expense.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 12. Segment Information
We aggregate our hotels and net lease portfolio into two reportable segments, hotel investments and net lease investments, based on their similar operating and economic characteristics.

	For the Three Months Ended June 30, 2022
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$418,984	$—	$—	$418,984
Rental income	—	96,793	—	96,793
Total revenues	418,984	96,793	—	515,777

Expenses:
Hotel operating expenses	325,194	—	—	325,194
Other operating expenses	—	3,179	—	3,179
Depreciation and amortization	55,878	44,642	—	100,520
General and administrative	—	—	12,665	12,665
Transaction related costs	—	—	743	743
Loss on asset impairment, net	3,047	1	—	3,048
Total expenses	384,119	47,822	13,408	445,349

Gain (loss) on sale of real estate, net	39,878	(1,027)	—	38,851
Unrealized losses on equity securities, net	—	—	(10,059)	(10,059)
Interest income	—	—	1,021	1,021
Interest expense	—	—	(89,820)	(89,820)
Loss on early extinguishment of debt	—	—	(791)	(791)
Income (loss) before income taxes and equity in earnings of an investee	74,743	47,944	(113,057)	9,630
Income tax expense	—	—	(473)	(473)
Equity in earnings of an investee	—	—	2,193	2,193
Net income (loss)	$74,743	$47,944	$(111,337)	$11,350

	For the Six Months Ended June 30, 2022
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$716,390	$—	$—	$716,390
Rental income	—	193,151	—	193,151
Total revenues	716,390	193,151	—	909,541

Expenses:
Hotel operating expenses	615,537	—	—	615,537
Other operating expenses	—	5,650	—	5,650
Depreciation and amortization	112,040	92,593	—	204,633
General and administrative	—	—	24,452	24,452
Transaction related costs	—	—	1,920	1,920
Loss on asset impairment, net	8,615	(67)	—	8,548
Total expenses	736,192	98,176	26,372	860,740

Gain (loss) on sale of real estate, net	44,868	(469)	—	44,399
Unrealized losses on equity securities, net	—	—	(20,319)	(20,319)
Interest income	—	—	1,294	1,294
Interest expense	—	—	(182,164)	(182,164)
Loss on early extinguishment of debt	—	—	(791)	(791)
Income (loss) before income taxes and equity in losses of an investee	25,066	94,506	(228,352)	(108,780)
Income tax expense	—	—	(1,168)	(1,168)
Equity in earnings of an investee	—	—	1,476	1,476
Net income (loss)	$25,066	$94,506	$(228,044)	$(108,472)

	As of June 30, 2022
	Hotels	Net Lease	Corporate	Consolidated
Total assets	$4,100,503	$3,471,848	$759,208	$8,331,559

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

	For the Three Months Ended June 30, 2021
	Hotels	Net Lease	Corporate		Consolidated
Revenues:
Hotel operating revenues	$280,135	$—	$—		$280,135
Rental income	245	95,556	—		95,801
Total revenues	280,380	95,556	—		375,936

Expenses:
Hotel operating expenses	243,183	—	—		243,183
Other operating expenses	—	4,376	—		4,376
Depreciation and amortization	66,582	55,095	—		121,677
General and administrative	—	—	13,480		13,480
Transition related costs	6,151	—	—		6,151
Loss on asset impairment	—	899	—		899
Total expenses	315,916	60,370	13,480		389,766

Gain on sale of real estate, net	10,813	36	—		10,849
Unrealized gain on equity securities, net	—	—	2,500		2,500
Interest income	—	—	225		225
Interest expense	—	—	(91,378)		(91,378)
Income (loss) before income taxes and equity in losses of an investee	(24,723)	35,222	(102,133)		(91,634)
Income tax expense	—	—	(211)		(211)
Equity in earnings of an investee	—	—	735		735
Net income (loss)	$(24,723)	$35,222	$(101,609)		$(91,110)

	For the Six Months Ended June 30, 2021
	Hotels	Net Lease	Corporate		Consolidated
Revenues:
Hotel operating revenues	$449,088	$—	$—		$449,088
Rental income	701	187,317	—		188,018
Total revenues	449,789	187,317	—		637,106

Expenses:
Hotel operating expenses	438,536	—	—		438,536
Other operating expenses	—	8,109	—		8,109
Depreciation and amortization	134,707	111,338	—		246,045
General and administrative	—	—	25,821		25,821
Acquisition related costs	—	—	—		—
Transition costs	25,785	—	—		25,785
Loss on asset impairment	—	2,110	—		2,110
Total expenses	599,028	121,556	25,822		746,406

Gain on sale of real estate, net	10,813	27	—		10,840
Unrealized gain on equity securities, net	—	—	(3,981)		(3,981)
Interest income	—	—	282		282
Interest expense	—	—	(180,769)		(180,769)
Income (loss) before income taxes and equity in losses of an investee	(138,426)	65,788	(210,290)		(282,928)
Income tax expense	—	—	(1,064)		(1,064)
Equity in losses of an investee	—	—	(2,108)		(2,108)
Net income (loss)	$(138,426)	$65,788	$(213,462)		$(286,100)

	As of December 31, 2021
	Hotels	Net Lease	Corporate		Consolidated
Total assets	$4,487,101	$3,580,095	$1,086,119	`	$9,153,315
Note 13. Fair Value of Assets and Liabilities
The table below presents certain of our assets carried at fair value at June 30, 2022, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Recurring Fair Value Measurement Assets:
Investment in TA (Level 1) (1)	$40,840	$40,840	$61,159	$61,159
Non-Recurring Fair Value Measurement Assets:
Assets of properties held for sale (Level 2) (2)	$68,034	$68,034	$515,518	$515,518

(1)See Note 6 for further information regarding our investment in TA.

(2)As of June 30, 2022, we owned 11 hotels with 1,488 rooms with an aggregate carrying value of $66,338 classified as held for sale and 8 net lease properties with 21,339 square feet with an aggregate carrying value of $1,696 classified as held for sale. These properties are recorded at their estimated fair value less costs to sell based on offers received from third parties (Level 2 inputs as defined in the fair value hierarchy under GAAP). We recorded a $29,890 loss on asset impairment in 2021 and a $4,229 loss on asset impairment in 2022 to reduce the carrying value of certain of these properties to their estimated fair value less costs to sell. As of December 31, 2021, we owned 67 hotels with 8,667 rooms with an aggregate carrying value of $503,078 classified as held for sale and 22 net lease properties with 154,206 square feet with an aggregate carrying value of $12,440 classified as held for sale. These properties are recorded at their estimated fair value less costs to sell based on information derived from third party appraisals (Level 3 inputs as defined in the fair value hierarchy under GAAP). We recorded a $78,620 loss on asset impairment in 2021 to reduce the carrying value of certain of these properties to their estimated fair value less costs to sell.

In addition to the assets included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, revolving credit facility and senior notes. At June 30, 2022 and December 31, 2021, the fair values of these additional financial instruments approximated their carrying values in our condensed consolidated balance sheets due to their short-term nature or floating interest rates, except as follows:

	June 30, 2022		December 31, 2021
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Senior Unsecured Notes, due 2022 at 5.00%	$—	$—	$499,244	$501,033
Senior Unsecured Notes, due 2023 at 4.50%	499,843	464,815	499,761	505,378
Senior Unsecured Notes, due 2024 at 4.65%	349,308	300,885	349,105	347,039
Senior Unsecured Notes, due 2024 at 4.35%	821,752	669,001	821,017	821,184
Senior Unsecured Notes, due 2025 at 4.50%	348,150	276,651	347,806	342,493
Senior Unsecured Notes, due 2025 at 7.50%	792,506	733,000	791,340	867,712
Senior Unsecured Notes, due 2026 at 5.25%	345,907	269,007	345,342	348,537
Senior Unsecured Notes, due 2026 at 4.75%	447,431	327,911	447,126	439,889
Senior Unsecured Notes, due 2027 at 4.95%	396,538	294,600	396,160	395,862
Senior Unsecured Notes, due 2027 at 5.50%	443,940	364,500	443,383	461,522
Senior Unsecured Notes, due 2028 at 3.95%	393,632	273,844	393,057	370,562
Senior Unsecured Notes, due 2029 at 4.95%	419,288	291,125	418,895	407,448
Senior Unsecured Notes, due 2030 at 4.375%	391,355	267,000	390,786	370,836
Total financial liabilities	$5,649,650	$4,532,339	$6,143,022	$6,179,495
(1)Carrying value includes unamortized discounts and premiums and issuance costs.
At June 30, 2022 and December 31, 2021, we estimated the fair values of our senior notes using an average of the bid and ask price of our then outstanding issuances of senior notes (Level 2 inputs).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2021 Annual Report.
Overview (dollar amounts in thousands, except share amounts and per-room hotel data)
We are a REIT organized under the laws of the State of Maryland. As of June 30, 2022, we owned 1,022 properties in 47 states, the District of Columbia, Canada and Puerto Rico.
Business Environment and Outlook. As a result of the COVID-19 pandemic and the impact it has had on travel and the broader economy throughout the U.S. since March 2020, our hotels have experienced significant declines in occupancy, which have had and are expected to continue to have a significant negative effect on our operating results and cash flow. While occupancy has since recovered significantly, there remains uncertainty as to when and if operations at our hotels will return to pre-pandemic levels. We currently expect that the recovery with respect to business transient and group business will be gradual and likely inconsistent. We also currently expect the recovery of the U.S. hospitality industry to be a multi-year process. In addition, consumer confidence and lodging demand will continue to be affected by unemployment levels, perceptions of the safety of returning to normal activities, the continued use of video conferencing technologies rather than in person meetings and broader macroeconomic trends and conditions. These trends, together with increasing labor costs and shortages and commodity and other price inflation and supply chain challenges, may continue to negatively impact our hotel operations and financial results.
The U.S. Federal Reserve has recently raised interest rates in an effort to combat high inflation, which could result in negative consequences in the U.S. economy, and concerns about a potential recession are becoming more pronounced. A recession could adversely affect our financial condition, operations at our hotels, our tenants, and their ability and willingness to renew our leases or pay rent to us, our ability to effectively deploy our capital or realize upon investments on favorable terms and the values of our properties and other investments. We could also be affected by any overall weakening of, or disruptions in, the financial markets, including our ability to obtain new or replacement financing and the costs of any such financings.
Liquidity and Financing Transactions. In April 2022, we amended the agreement governing our credit facility to among other things, obtain additional covenant relief, we repaid $200,000 of the outstanding balance, and reduced the size of the facility from $1,000,000 to $800,000. Also in April 2022, we exercised a six month option to extend the maturity date to January 15, 2023 and, subject to the payment of an extension fee and meeting certain other conditions, we have the option to extend the maturity date of the facility for an additional six-month period. On June 15, 2022, we redeemed at par all of our outstanding 5.00% senior notes due 2022 for a redemption price equal to the principal amount of $500,000, plus accrued and unpaid interest with cash on hand, including proceeds from the property dispositions discussed below. As of August 3, 2022, we have $790,011 of cash or cash equivalents. See Notes 4 and 7 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information regarding our asset sales and debt.
Management agreements and leases. At June 30, 2022, we owned 247 hotels operated under six agreements. We leased these hotels to our wholly owned TRSs that are managed by hotel operating companies. We also owned 775 service-oriented properties with 176 tenants subject to “triple net” leases, where the tenants are generally responsible for the payment of operating expenses and capital expenditures. Our condensed consolidated statements of comprehensive income (loss) include hotel operating revenues and hotel operating expenses from our managed hotels and rental income and other operating expenses from our net lease properties.
On January 7, 2022, we amended and restated our management agreements with Sonesta effective January 1, 2022. As of June 30, 2022, we owned 205 hotels that are managed by Sonesta and 11 of these hotels are expected to be sold. For further discussion of our hotel agreements with Sonesta, see Notes 4, 5 and 10 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Hotel Portfolio. As of June 30, 2022, we owned 247 hotels. In the three and six months ended June 30, 2022, the U.S. hotel industry generally realized increases in average daily rate, or ADR, revenue per available room, or RevPAR, and occupancy compared to the corresponding 2021 periods. The following table provides a summary for all our hotels of these revenue metrics for the periods presented which we believe are key indicators of performance at our hotels.

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change		2022	2021	Change
All Hotels
No. of hotels	247	304	(57)		247	304	(57)
No. of rooms or suites	41,166	48,439	(7,273)		41,166	48,439	(7,273)
Occupancy	66.6%	56.6%	10.0	pts	59.8%	48.3%	11.5	pts
ADR	$138.43	$100.72	37.4%		$130.50	$95.54	36.6%
RevPAR	$92.19	$57.01	61.7%		$78.04	$46.15	69.1%
Comparable hotels data. We present RevPAR, ADR and occupancy for the periods presented on a comparable basis to facilitate comparisons between periods. We generally define comparable hotels as those that were owned by us and were open and operating for the entire periods being compared. For the three and six months ended June 30, 2022 and 2021, our comparable results exclude three hotels that had suspended operations during part of the periods presented. The following table provides a summary of these revenue metrics for the periods presented.

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change		2022	2021	Change
Comparable Hotels
No. of hotels	244	244	—		244	244	—
No. of rooms or suites	40,477	40,477	—		40,477	40,477	—
Occupancy	66.7%	55.4%	11.3	pts	60.0%	47.1%	12.9	pts
ADR	$137.57	$105.54	30.3%		$129.82	$99.99	29.8%
RevPAR	$91.76	$58.47	56.9%		$77.89	$47.10	65.4%
We believe these results are primarily due to the improved lodging fundamentals in the current year period and disruption and displacement at certain of our hotels as a result of the COVID-19 pandemic that negatively affected results in the prior year period.
Net Lease Portfolio. As of June 30, 2022, we owned 775 service-focused retail net lease properties with 13,406,568 square feet leased to 176 tenants subject to “triple net” leases (where the tenants are responsible for payments of operating expenses and capital expenditures) requiring annual minimum rent of $372,120. Our net lease portfolio was 98.8% occupied as of June 30, 2022 with a weighted (by annual minimum rent) lease term of 10 years, operating under 145 brands in 21 distinct industries. TA is our largest tenant. As of June 30, 2022, we leased 179 travel centers to TA under five master leases that expire between 2029 and 2035 and require annual minimum rents of $246,110.
Additional details of our hotel operating agreements and our net lease agreements are set forth in Notes 5 and 10 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the tables and notes thereto below.
Disposition Activities. During the six months ended June 30, 2022, we sold 56 hotels with 7,272 rooms for an aggregate sales price of $487,868, excluding closing costs, and 13 net lease properties with 115,492 square feet for an aggregate sales price of $13,064, excluding closing costs. From July 1, 2022 through August 3, 2022, we sold three hotels with 383 rooms and an aggregate carrying value of $17,952 for an aggregate sales price of $21,500, excluding closing costs, and four net lease properties with 10,216 square feet and an aggregate carrying value of $678 for an aggregate sales price of $700 excluding closing costs. As of August 3, 2022, we have entered into agreements to sell four Sonesta branded hotels with an aggregate of 508 rooms for an aggregate sales price of $24,250 and two net lease properties with an aggregate of 3,840 square feet for an aggregate sales price of $325.We continue to market 20 additional hotels with 2,752 rooms for sale. We expect the majority of these sales to be completed by the end of 2022. For further discussion of our property sales, see Note 4 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations (dollar amounts in thousands, except share amounts)
Three Months Ended June 30, 2022 compared to the Three Months Ended June 30, 2021

	For the Three Months Ended June 30,
			Increase	% Increase
	2022	2021	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$418,984	$280,135	$138,849	49.6%
Rental income - hotels	—	245	(245)	(100.0)%
Rental income - net lease	96,793	95,556	1,237	1.3%
Total revenues	515,777	375,936	139,841	37.2%

Expenses:
Hotel operating expenses	325,194	243,183	82,011	33.7%
Other operating expenses	3,179	4,376	(1,197)	(27.4)%
Depreciation and amortization - hotels	55,878	66,582	(10,704)	(16.1)%
Depreciation and amortization - net lease	44,642	55,095	(10,453)	(19.0)%
Total depreciation and amortization	100,520	121,677	(21,157)	(17.4)%
General and administrative	12,665	13,480	(815)	(6.0)%
Transaction related costs	743	6,151	(5,408)	(87.9)%
Loss on asset impairment, net	3,048	899	2,149	239.0%
Total expenses	445,349	389,766	55,583	14.3%

Other operating income:
Gain on sale of real estate, net	38,851	10,849	28,002	258.1%
Unrealized gains (losses) on equity securities, net	(10,059)	2,500	(12,559)	(502.4)%
Interest income	1,021	225	796	353.8%
Interest expense	(89,820)	(91,378)	1,558	(1.7)%
Loss on early extinguishment of debt	(791)	—	(791)	n/m
Income (loss) before income taxes and equity in losses of an investee	9,630	(91,634)	101,264	(110.5)%
Income tax expense	(473)	(211)	(262)	124.2%
Equity in earnings (losses) of an investee	2,193	735	1,458	198.4%
Net income (loss)	$11,350	$(91,110)	$102,460	112.5%

Weighted average shares outstanding (basic and diluted)	164,677	164,506	171	0.1%

Net income (loss) per common share (basic and diluted)	$0.07	$(0.55)	$0.62	(112.7)%
References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended June 30, 2022, compared to the three months ended June 30, 2021.
Hotel operating revenues. The increase in hotel operating revenues is primarily as a result of higher occupancies and average rates at certain of our hotels in the 2022 period and the greater negative impact of the COVID-19 pandemic on our hotels in the 2021 period ($153,363), partially offset by the sale of certain hotels since April 1, 2021 ($14,514). Additional operating statistics of our hotels are included in the table on page 23.
Rental income - hotels. The decrease in rental income – hotels is the result of the sale of five leased hotels in the 2021 period.
Rental income - net lease. The increase in rental income - net lease is primarily the result of lower reserves for uncollectible rents for certain tenants in the 2022 period as compared to the 2021 period.

Hotel operating expenses. The increase in hotel operating expenses is primarily a result of an increase in occupancy at certain managed hotels resulting in an increase in controllable costs ($44,323), an increase in wages and benefits ($38,396), a decrease in the amount of guaranty and security deposit utilization under certain of our hotel management agreements ($5,306), and an increase in management fees ($5,289), partially offset by the sale of certain hotels since April 1, 2021 ($9,918) and a decrease in real estate taxes ($1,385).
Other operating expenses. The decrease in other operating expenses is primarily the result of lower operating expenses at certain net lease properties and the sale of certain net lease properties since April 1, 2021.
Depreciation and amortization - hotels. The decrease in depreciation and amortization - hotels is primarily a result of the sale of certain hotels ($7,728), a decrease in depreciation for hotels classified as held for sale ($1,377), and certain of our depreciable assets becoming fully depreciated since April 1, 2021($3,711), partially offset by depreciation and amortization related to capital additions since April 1, 2021 ($2,112).
Depreciation and amortization - net lease. The decrease in depreciation and amortization - net lease is primarily a result of certain of our depreciable assets being fully depreciated since April 1, 2021 ($9,994) and the sale of certain net lease properties since April 1, 2021 ($459).
General and administrative. The decrease in general and administrative costs is primarily due to a decrease in business management fees as a result of a decrease in our market capitalization ($1,438), partially offset by an increase in professional service expenses ($623).
Transaction related costs. Transaction related costs for the three months ended June 30, 2022 are primarily costs related to our exploration of possible financing transactions. Transaction related costs for the three months ended June 30, 2021 include $3,700 of working capital we previously funded under our Hyatt agreement that we expensed as a result of the amount no longer expected to be recoverable, $1,110 of legal costs related to the arbitration claim against Marriott and $1,341 of costs related to the rebranding of certain hotels.
Loss on asset impairment, net. We recorded a $3,048 loss on asset impairment, net during the three months ended June 30, 2022 to reduce the carrying value of two hotels and four net lease properties to their estimated fair value less costs to sell. We recorded a $899 loss on asset impairment during the three months ended June 30, 2021 to reduce the carrying value of three net lease properties to their estimated fair value less costs to sell.
Gain on sale of real estate, net. We recorded a $38,851 net gain on sale of real estate during the three months ended June 30, 2022 in connection with the sale of 51 hotels and 11 net lease properties and a $10,849 net loss on sale of real estate during the three months ended June 30, 2021 in connection with the sale of six hotels and two net lease properties.
Unrealized gains (losses) on equity securities, net. Unrealized gain (loss) on equity securities, net represents the adjustment required to adjust the carrying value of our investment in shares of TA common stock to its fair value as of June 30, 2022 and 2021.
Interest income. The increase in interest income is primarily due to higher average cash balances and higher interest rates during the 2022 period.
Interest expense. The decrease in interest expense is primarily due to lower average outstanding borrowings in the 2022 period, partially offset by higher average interest rates on our revolving credit facility.
Loss on early extinguishment of debt. We recorded a $791 loss on early extinguishment of debt in the 2022 period related to the write off of deferred financing costs and unamortized discounts relating to our amendment to our revolving credit facility and the repayment of $500,000 of unsecured senior notes.
Income tax expense. The increase in income tax expense is primarily due to increases in state and foreign sourced income tax expenses during the 2022 period.
Equity in earnings (losses) of an investee. Equity in earnings (losses) of an investee represents our proportionate share of the earnings or losses of Sonesta.
Net income (loss). Our net income (loss) and net income (loss) per common share (basic and diluted) each changed in the 2022 period compared to the 2021 period primarily due to the revenue and expense changes discussed above.

Six Months Ended June 30, 2022 compared to the Six Months Ended June 30, 2021

	For the Six Months Ended June 30,
			Increase	% Increase
	2022	2021	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$716,390	$449,088	$267,302	59.5%
Rental income - hotels	—	701	(701)	(100.0)%
Rental income - net lease portfolio	193,151	187,317	5,834	3.1%
Total revenues	909,541	637,106	272,435	42.8%

Expenses:
Hotel operating expenses	615,537	438,536	177,001	40.4%
Other operating expenses	5,650	8,109	(2,459)	(30.3)%
Depreciation and amortization - hotels	112,040	134,707	(22,667)	(16.8)%
Depreciation and amortization - net lease portfolio	92,593	111,338	(18,745)	(16.8)%
Total depreciation and amortization	204,633	246,045	(41,412)	(16.8)%
General and administrative	24,452	25,821	(1,369)	(5.3)%
Transaction related costs	1,920	25,785	(23,865)	(92.6)%
Loss on asset impairment, net	8,548	2,110	6,438	305.1%
Total expenses	860,740	746,406	114,334	15.3%

Other operating income:
Gain on sale of real estate, net	44,399	10,840	33,559	309.6%
Unrealized losses on equity securities, net	(20,319)	(3,981)	(16,338)	410.4%
Interest income	1,294	282	1,012	358.9%
Interest expense	(182,164)	(180,769)	(1,395)	0.8%
Loss on early extinguishment of debt	(791)	—	(791)	n/m
Loss before income taxes and equity in losses of an investee	(108,780)	(282,928)	174,148	(61.6)%
Income tax expense	(1,168)	(1,064)	(104)	9.8%
Equity in earnings (losses) of an investee	1,476	(2,108)	3,584	(170.0)%
Net loss	$(108,472)	$(286,100)	$177,628	(62.1)%

Weighted average shares outstanding (basic and diluted)	164,672	164,502	170	0.1%

Net loss per common share (basic and diluted)	$(0.66)	$(1.74)	$1.08	n/m
References to changes in the income and expense categories below relate to the comparison of consolidated results for the six months ended June 30, 2022, compared to the six months ended June 30, 2021.
Hotel operating revenues. The increase in hotel operating revenues is primarily as a result of higher occupancies and average rates at certain of our hotels in the 2022 period and the greater negative impact of the COVID-19 pandemic on our hotels in the 2021 period ($273,873), partially offset by the sale of certain hotels since January 1, 2021 ($6,571). Additional operating statistics of our hotels are included in the table on page 23.

Rental income - hotels. The decrease in rental income – hotels is the result of the sale of five leased hotels in the 2021 period.

Rental income - net lease portfolio. The increase in rental income - net lease is primarily the result of lower reserves for uncollectible rents for certain tenants in the 2022 period as compared to the 2021 period.

Hotel operating expenses. The increase in hotel operating expenses is primarily a result of an increase in occupancy at certain managed hotels resulting in an increase in controllable costs ($79,529), an increase in wages and benefits ($68,550), a decrease in the amount of guaranty and security deposit utilization under certain of our hotel management agreements ($15,698), an increase in management fees ($10,963) and an increase in property insurance costs ($9,362), partially offset by the sale of certain hotels since January 1, 2021 ($3,352) and a decrease in real estate tax expense ($3,749).

Other operating expenses. The decrease in other operating expenses is primarily the result lower operating expenses at certain net lease properties and the sale of certain net lease properties since January 1, 2021.

Depreciation and amortization - hotels. The decrease in depreciation and amortization - hotels is primarily a result of the sale of certain hotels ($15,078), certain of our depreciable assets becoming fully depreciated since January 1, 2021 ($7,998) and a decrease in depreciation for hotels classified as held for sale ($2,358), partially offset by depreciation and amortization related to capital additions since January 1, 2021 ($2,767).

Depreciation and amortization - net lease. The decrease in depreciation and amortization - net lease is primarily a result of certain of our depreciable assets being fully depreciated since January 1, 2021 ($17,655) and the sale of certain net lease properties since January 1, 2021 ($1,090).

General and administrative. The decrease in general and administrative costs is primarily due to a decrease in business management fees as a result of a decrease in our market capitalization ($1,859), partially offset by an increase in other professional service expenses and franchise taxes ($490).

Transaction related costs. Transaction related costs for the six months ended June 30, 2022 are primarily costs related to exploration of possible financing transactions. Transaction related costs for the six months ended June 30, 2021 include $3,700 of working capital we previously funded under our Hyatt agreement that we expensed as a result of the amount no longer expected to be recoverable, $2,257 of legal costs related to the arbitration claim against Marriott and $19,828 of costs related to rebranding certain hotels.

Loss on asset impairment, net. We recorded a $8,548 loss on asset impairment during the six months ended June 30, 2022 to reduce the carrying value of 25 hotels and four net lease properties to their estimated fair value less costs to sell. We recorded a $2,110 loss on asset impairment during the six months ended June 30, 2021 to reduce the carrying value of five net lease properties to their estimated fair value less costs to sell.
Gain on sale of real estate, net. We recorded a $44,399 net gain on sale of real estate in the 2022 period in connection with the sales of 56 hotels and 13 net lease properties and a $10,840 net gain on sale of real estate during the six months ended June 30, 2021 in connection with the sale of six hotels and three net lease properties.
Unrealized loss on equity securities, net. Unrealized losses on equity securities, net represents the adjustment required to adjust the carrying value of our investment in shares of TA common stock to its fair value as of June 30, 2022 and 2021.
Interest income. The increase in interest income is primarily due to higher average cash balances and higher interest rates during the 2022 period.
Interest expense. The increase in interest expense is due to higher weighted average interest rates, partially offset by our repayment of certain debt in the 2022 period.

Loss on early extinguishment of debt. We recorded a $791 loss on early extinguishment of debt in the 2022 period related to the write off of deferred financing costs and unamortized discounts relating to our amendment to our revolving credit facility and the repayment of $500,000 of unsecured senior notes.

Income tax expense. The increase in income tax expense is primarily due to an increase in our foreign sourced income tax expense during the 2022 period, partially offset by lower net state income tax expense.
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
As of June 30, 2022, all 247 of our hotels were managed by five hotel operating companies. Our 775 net lease properties were leased to 176 tenants as of June 30, 2022. The costs of operating and maintaining our properties are generally paid by the hotel managers as agents for us or by our tenants for their own account. Our hotel managers and tenants derive their funding for property operating expenses and for returns and rents due to us generally from property operating revenues and, to the extent that these parties themselves fund our owner’s priority returns and rents, from their separate resources. As of June 30, 2022, our hotel managers included Sonesta (205 hotels), Hyatt (17 hotels), Radisson (eight hotels), Marriott (16 hotels) and IHG (one hotel). TA is our largest tenant (179 travel centers).
As of June 30, 2022, we owned 205 hotels that are managed by Sonesta and 11 of these hotels are Sale Hotels.
On January 7, 2022, we and Sonesta amended and restated our management agreements effective January 1, 2022. As of that date, we owned 261 hotels managed by Sonesta, including the 67 Sale Hotels. Among other things, the amendments to the agreements between us and Sonesta for the 194 Retained Hotels are as follows:
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
For the Sale Hotels, the term was extended to the earlier of December 31, 2022 (or until the applicable hotel has been sold) and the FF&E reserve funding requirement was removed. Our owner’s priority return will be reduced by the current owner’s priority return for a Sale Hotel once sold. The total owner’s priority return for all the sale hotels is $17,519 as of June 30, 2022.
See Notes 5 and 10 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on these agreements.
We reduced reserves for uncollectible amounts by $160 and $667 during the three and six months ended June 30, 2022, respectively, and recorded reserves for uncollectible amounts of $1,176 and $5,960 during the three and six months ended June 30, 2021, respectively. We had reserves for uncollectible rents of $11,259 and $15,519 as of June 30, 2022 and December 31, 2021, respectively, included in other assets in our condensed consolidated balance sheets. As of June 30, 2022, we had $5,492 of deferred rents outstanding related to five tenants who represented approximately 3.7% of our annualized rental income of our net lease retail portfolio as of June 30, 2022, to which we granted rent relief during the COVID-19 pandemic.

We define net lease coverage as earnings before interest, taxes, depreciation, amortization and rent, or EBITDAR, divided by the annual minimum rent due to us weighted by the minimum rent of the property to total minimum rents of the net lease portfolio. EBITDAR amounts used to determine rent coverage are generally for the latest twelve month period reported based on the most recent operating information, if any, furnished by the tenant. Operating statements furnished by the tenant often are unaudited and, in certain cases, may not have been prepared in accordance with GAAP and are not independently verified by us. Tenants that do not report operating information are excluded from the coverage calculations. In instances where we do not have financial information for the most recent quarter from our tenants, we have calculated an implied EBITDAR for the period using industry benchmark data to more accurately reflect the current operating trends. As a result, we believe using this industry benchmark data provides a more reasonable estimated representation of recent operating results and coverage for those tenants. Our net lease properties generated coverage of 2.80x and 2.29x as of June 30, 2022 and 2021, respectively.
Our Operating Liquidity and Capital Resources
Our principal sources of funds to meet operating and capital expenses, debt service obligations and distributions to our shareholders are owner’s priority returns from our hotels, rents from our net lease portfolio and borrowings under our revolving credit facility. We receive owner’s priority returns and rents from our managers and tenants monthly. We may receive additional returns, percentage rents and our share of the operating profits of our managed hotels after payment of management fees and other deductions, if any, either monthly or quarterly, and these amounts are usually subject to annual reconciliations. We believe we have sufficient liquidity to withstand the decline in operating cash flow experienced since the start of the COVID-19 pandemic, fund our capital expenditures, pay debt service obligations and make distributions to our shareholders for the next twelve months and for the foreseeable future thereafter. However, our managers and tenants may become further or increasingly unable or unwilling to pay owner’s priority returns and rents to us when due as a result of current or future economic conditions, including if the U.S. enters an economic recession, and, as a result, our revenue, cash flow, and net income could decline. Under the challenging operating environment posed by the COVID-19 pandemic and the slowdown in U.S. economic activity and lodging demand beginning in March 2020, we have taken steps to preserve liquidity by drawing down the remaining capacity on our revolving credit facility, maintaining our quarterly distribution to our shareholders at $0.01 per share, by selectively making investments and capital expenditures, and by continuing to work with our hotel operators to reduce hotel operating expenses. We intend to use available cash in the near term predominantly to fund any operating losses at our hotels, to pay corporate expenses, including debt service, repayment of debt, fund capital expenditures, and to pay distributions to our shareholders. We may access equity markets or seek other sources of capital if favorable conditions exist for us in order to enhance our liquidity, reduce debt and to fund cash needs.
The following is a summary of our sources and uses of cash flows for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	2022	2021
Cash and cash equivalents and restricted cash at the beginning of the period	$947,418	$91,456
Net cash provided by (used in):
Operating activities	59,297	(21,206)
Investing activities	399,338	(65,218)
Financing activities	(705,948)	911,593
Cash and cash equivalents and restricted cash at the end of the period	$700,105	$916,625
The change from cash flows used in operating activities in the 2021 period to cash flows provided by operating activities in the 2022 period is primarily due to higher returns earned from our hotel and net lease portfolios, partially offset by higher interest expense in the 2022 period. The change from cash flows used in investing activities in the 2021 period to cash flows provided by investing activities in the 2022 period is primarily due to an increase in real estate dispositions in the 2022 period, a decrease in real estate improvements and hotel managers’ purchases with restricted cash, partially offset by an increase in investments in Sonesta in 2022. The change from cash flows provided by financing activities in the 2021 period to cash flows used in financing activities for the 2022 period is primarily due to the repayment of debt in the 2022 period compared to a drawdown of the then remaining capacity on our revolving credit facility in the 2021 period.
We maintain our qualification for taxation as a REIT under the IRC by meeting certain requirements. We lease 247 hotels to our wholly owned TRSs that are managed by hotel operating companies. As a REIT, we do not expect to pay federal income taxes on the majority of our income; however, the income realized by our TRSs in excess of the rent they pay to us is subject to U.S. federal income tax at corporate income tax rates. In addition, the income we receive from our hotels in Canada and Puerto Rico is subject to taxes in those jurisdictions and we are subject to taxes in certain states where we have properties despite our qualification for taxation as a REIT.

Our Investment and Financing Liquidity and Capital Resources
Our hotel operating agreements generally provide that, if necessary, we may provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. During the six months ended June 30, 2022, we funded $45,661 for capital improvements in excess of FF&E reserves available to our hotels. We currently expect to fund $100,000 for capital improvements to certain hotels during the last six months of 2022 using cash on hand.
Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. We own all the FF&E escrows for our hotels. During the six months ended June 30, 2022, our hotel managers and tenants deposited $3,834 to these accounts and spent $1,860 from the FF&E reserve escrow accounts to renovate and refurbish our hotels. As of June 30, 2022, there was $4,316 on deposit in these escrow accounts, which was held directly by us and is reflected in our condensed consolidated balance sheets as restricted cash.
Our net lease portfolio leases do not require FF&E escrow deposits. However, tenants under these leases are required to maintain the leased properties, including structural and non-structural components. Tenants under certain of our net lease portfolio leases, including TA, may request that we purchase qualifying capital improvements to the leased facilities in return for minimum rent increases or we may agree to provide allowances for tenant improvements upon execution of new leases or when renewing our existing leases. We funded $3,930 of capital improvements to properties under these lease provisions during the six months ended June 30, 2022. Tenants are not obligated to request and we are not obligated to purchase any such improvements. As of June 30, 2022, we had $2,792 of unspent leasing-related obligations related to certain net lease tenants.
During the six months ended June 30, 2022, we sold 56 hotels with 7,272 rooms for an aggregate sales price of $487,868, excluding closing costs, and 13 net lease properties with 115,492 square feet for an aggregate sales price of $13,064, excluding closing costs. From July 1, 2022 through August 3, 2022, we sold 16 hotels with 2,021 rooms for an aggregate sales price of $169,469, excluding closing costs, and four net lease properties with 38,578 square feet for an aggregate sales price of $3,469, excluding closing costs. As of August 3, 2022, we have entered into agreements to sell four Sonesta branded hotels with an aggregate of 508 rooms for an aggregate sales price of $24,250 and two net lease properties with an aggregate of 3,840 square feet for an aggregate sales price of $325.We continue to market 20 additional hotels with 2,752 rooms for sale. We expect the majority of these sales to be completed by the end of 2022. We expect to use the proceeds from the asset sales for general business purposes, which may include the repayment of debt.
In April 2022 and June 2022, we funded $25,000 and $20,470, respectively, of capital contributions to Sonesta related to Sonesta’s acquisition of a portfolio of four hotels located in New York, NY using cash on hand.
During the six months ended June 30, 2022, we declared and paid regular quarterly distributions to common shareholders using cash on hand as follows:

Declaration Date	Record Date	Paid Date	Dividend Per Common Share	Total Distributions
January 13, 2022	January 24, 2022	February 17, 2022	$0.01	$1,651
April 14, 2022	April 25, 2022	May 19, 2022	0.01	1,651
			$0.02	$3,302
On July 14, 2022, we declared a regular quarterly distribution to common shareholders of record as of July 25, 2022 of $0.01 per share, or $1,651. We expect to pay this amount on or about August 18, 2022 using cash on hand.

In order to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a revolving credit facility which is governed by the credit agreement. As of June 30, 2022 the maturity date of our revolving credit facility was January 15, 2023, and, subject to the payment of an extension fee and meeting certain other conditions as noted below, we have the option to extend the maturity date of this facility by one additional six-month period. We are required to pay interest at the rate of LIBOR plus a premium, which was 250 basis points per annum, subject to a LIBOR floor of 0.50% at June 30, 2022, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 30 basis points per annum at June 30, 2022. Both the interest rate premium and the facility fee were subject to adjustment based upon changes to our credit ratings. We can borrow, subject to meeting certain financial covenants, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of June 30, 2022, the annual interest rate payable on borrowings under our revolving credit facility was 3.69%. On January 19, 2021, we borrowed $972,793 under our revolving credit facility as a precautionary measure to preserve financial flexibility. As of June 30, 2022, we had $800,000 of borrowings outstanding and were fully drawn under our revolving credit facility.
We and our lenders amended the credit agreement in 2020. Among other things, the amendment waived all of the then existing financial covenants through the end of the then existing agreement term, or July 15, 2022. As a result of the amendment, among other things:
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
•the interest rate premium payable on borrowings under our revolving credit facility was increased from 235 basis points per annum to 250 basis points per annum, with the facility fee remaining unchanged at 30 basis points per annum on the total amount of lending commitments under the facility. The interest rate premiums and the facility fee continue to be subject to adjustment based upon changes to our credit ratings and, pursuant to the amendment, the interest rate premium will increase by an additional 25 basis points if we do not satisfy certain financial covenants; and
•we are required to maintain minimum liquidity of at least $150,000.
Our revolving credit facility continues to be secured by 73 properties with an undepreciated book value of $1,578,603 as of June 30, 2022 to secure our obligations under the credit agreement.

Our term debt maturities (other than our revolving credit facility) as of June 30, 2022 were as follows:

Year	Maturity
2023	$500,000
2024	1,175,000
2025	1,150,000
2026	800,000
2027	850,000
2028	400,000
2029	425,000
2030	400,000
$5,700,000
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
Our ability to complete, and the costs associated with, future debt transactions depends primarily upon credit market conditions and our then perceived creditworthiness. We have no control over market conditions. Our credit ratings depend upon evaluations by credit rating agencies of our business practices and plans, including our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity capital market conditions and our ability to conduct our business to maintain and grow our operating cash flows. We intend to conduct our business activities in a manner which will afford us reasonable access to capital for investment and financing activities. However, as discussed elsewhere in this Quarterly Report on Form 10-Q, the duration and severity of the COVID-19 pandemic and its impact on economic conditions, as well as the impacts of the current, and possibly future, inflationary conditions, increasing interest rates and a possible recession are uncertain and may have various negative consequences on us and our operations, including a decline in financing availability and increased costs for financing. Further, such conditions could also disrupt the capital markets generally and limit our access to financing from public sources or on favorable terms, particularly if the global financial markets experience significant disruptions.

Debt Covenants
Our debt obligations at June 30, 2022 consisted of outstanding borrowings under our $800,000 revolving credit facility and $5,700,000 of publicly issued term debt. Our publicly issued term debt is governed by our indentures and related supplements. These indentures and related supplements and our credit agreement contain covenants that generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, and require us to maintain various financial ratios and our credit agreement currently restricts our ability to make certain investments and limits our distributions under certain circumstances. Our credit agreement and our unsecured senior notes, indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR ceasing to act as our business manager. As of June 30, 2022, we believe we were in compliance with all of the covenants under our indentures and their supplements and our credit agreement, subject to the waivers noted above.
Senior Notes Indenture Covenants
The following table summarizes the results of the financial tests required by the indentures and related supplements for our senior unsecured notes as of June 30, 2022:

	Actual Results	Covenant Requirement
Total debt / adjusted total assets	57.9%	Maximum of 60%
Secured debt / adjusted total assets	7.1%	Maximum of 40%
Consolidated income available for debt service / debt service	1.59x	Minimum of 1.50x
Total unencumbered assets / unsecured debt	169.2%	Minimum 150%
As of June 30, 2022, we have met the minimum financial covenant levels under our senior notes indentures, which reinstates our ability to incur additional debt so long as we maintain these covenant levels and subject to the provisions of our credit facility and senior notes indentures. Because the margin by which we satisfied the minimum required consolidated income available for debt service to debt service ratio as of quarter end was relatively small, our current ability to incur additional debt remains limited.
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
Supplemental Guarantor Information
Our $800,000 of 7.50% unsecured senior notes due 2025, or the 2025 Notes, and our $450,000 of 5.50% unsecured senior notes due 2027, or the 2027 Notes, are fully and unconditionally guaranteed, on a joint and several basis and on a senior unsecured basis, by all of our subsidiaries, except for certain excluded subsidiaries, including our foreign subsidiaries and our subsidiaries pledged under our credit agreement. The notes and the guarantees will be effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness, respectively, to the extent of the value of the collateral securing such secured indebtedness, and will be structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. Our remaining $4,450,000 of senior unsecured notes do not have the benefit of any guarantees.
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
The following table presents summarized financial information for us and the subsidiary guarantors, on a combined basis after elimination of (i) intercompany transactions and balances among us and the subsidiary guarantors and (ii) equity in earnings from, and any investments in, any of our non-guarantor subsidiaries:

	As of June 30, 2022	As of December 31, 2021
Real estate properties, net(1)	$5,501,728	$5,607,883
Intercompany balances(2)	871,257	826,338
Other assets, net	1,313,020	2,074,353

Indebtedness, net	$6,449,650	$7,143,022
Other liabilities	420,240	430,267

Six Months Ended June 30, 2022
Revenues	$840,287
Expenses	1,014,491
Net loss	(174,204)
(1)Real estate properties, net as of June 30, 2022 includes $194,819 of properties owned directly by us and not included in the assets of the subsidiary guarantors.
(2)Intercompany balances represent receivables from non-guarantor subsidiaries.
Management Agreements, Leases and Operating Statistics (dollar amounts in thousands, except hotel statistics)
As of June 30, 2022, we owned and managed a diverse portfolio of hotels and net lease properties across the United States and in Puerto Rico and Canada with 145 brands across 21 industries.
Hotel Portfolio
The following tables summarize the operating statistics, including ADR, occupancy and RevPAR reported to us by our hotel managers by hotel brand for the periods indicated. All operating data presented are based upon the operating results provided by our hotel managers for the indicated periods. We have not independently verified our managers’ operating data.

Comparable Hotels*			No. of Rooms or Suites	Occupancy			ADR			RevPAR
	Service Level	No. of Hotels		Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
Brand				2022	2021	Change	2022	2021	Change	2022	2021	Change
Sonesta	Full Service	22	7,145	67.7%	51.2%	16.5 Pts	$157.45	$129.76	21.3%	$106.59	$66.44	60.4%
Royal Sonesta (1)	Full Service	16	5,291	59.3%	37.4%	21.9 Pts	246.52	181.35	35.9%	146.19	67.82	115.6%
Radisson Hotel	Full Service	5	1,149	70.0%	48.8%	21.2 Pts	137.48	100.45	36.9%	96.24	49.02	96.3%
Crowne Plaza	Full Service	1	495	61.2%	52.5%	8.7 Pts	132.72	109.70	21.0%	81.22	57.59	41.0%
Country Inn and Suites	Full Service	3	430	69.8%	53.6%	16.2 Pts	138.36	104.07	32.9%	96.58	55.78	73.1%
Full Service Total/Average		47	14,510	64.6%	46.1%	18.5 Pts	184.51	140.91	30.9%	119.19	64.96	83.5%
Sonesta Select (1)	Select Service	52	7,476	53.6%	40.1%	13.5 Pts	119.11	97.75	21.9%	63.84	39.20	62.9%
Hyatt Place	Select Service	17	2,107	74.6%	65.2%	9.4 Pts	121.34	98.24	23.5%	90.52	64.05	41.3%
Courtyard	Select Service	13	1,813	61.7%	53.4%	8.3 Pts	123.05	98.80	24.5%	75.92	52.76	43.9%
Select Service Total/Average		82	11,396	58.8%	46.9%	11.9 Pts	120.30	98.07	22.7%	70.74	45.99	53.8%
Sonesta ES Suites	Extended Stay	61	7,739	73.9%	70.5%	3.4 Pts	126.91	100.64	26.1%	93.79	70.95	32.2%
Sonesta Simply Suites	Extended Stay	51	6,490	76.6%	72.7%	3.9 Pts	86.08	69.47	23.9%	65.94	50.50	30.6%
Residence Inn	Extended Stay	3	342	70.7%	56.4%	14.3 Pts	123.28	107.52	14.7%	87.16	60.64	43.7%
Extended Stay Total/Average		115	14,571	75.0%	71.2%	3.8 Pts	108.43	86.58	25.2%	81.32	61.64	31.9%
Comparable Hotels Total/Average		244	40,477	66.7%	55.4%	11.3 Pts	$137.57	$105.54	30.3%	$91.76	$58.47	56.9%

Comparable Hotels*			No. of Rooms or Suites	Occupancy			ADR			RevPAR
	Service Level	No. of Hotels		Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
Brand				2022	2021	Change	2022	2021	Change	2022	2021	Change
Sonesta (1)	Full Service	22	7,145	59.9%	41.3%	18.6 Pts	$151.74	$122.28	24.1%	$90.89	$50.50	80.0%
Royal Sonesta (1)	Full Service	16	5,291	48.5%	29.9%	18.6 Pts	233.16	169.79	37.3%	113.08	50.77	122.7%
Radisson Hotel	Full Service	5	1,149	63.8%	43.4%	20.4 Pts	132.73	96.16	38.0%	84.68	41.73	102.9%
Crowne Plaza	Full Service	1	495	52.4%	44.3%	8.1 Pts	128.02	103.32	23.9%	67.08	45.77	46.6%
Country Inn and Suites	Full Service	3	430	61.1%	42.0%	19.1 Pts	125.08	95.36	31.2%	76.42	40.05	90.8%
Full Service Total/Average		47	14,510	55.8%	37.4%	18.4 Pts	174.40	132.04	32.1%	97.32	49.38	97.1%
Sonesta Select (1)	Select Service	52	7,476	47.7%	32.9%	14.8 Pts	113.36	93.88	20.7%	54.07	30.89	75.0%
Hyatt Place	Select Service	17	2,107	66.7%	56.4%	10.3 Pts	117.73	92.36	27.5%	78.53	52.09	50.8%
Courtyard	Select Service	13	1,813	52.9%	45.3%	7.6 Pts	116.02	92.19	25.8%	61.37	41.76	47.0%
Select Service Total/Average		82	11,396	52.1%	39.2%	12.9 Pts	114.83	93.17	23.2%	59.83	36.52	63.8%
Sonesta ES Suites (1)	Extended Stay	61	7,739	70.0%	62.3%	7.7 Pts	121.07	98.12	23.4%	84.75	61.13	38.6%
Sonesta Simply Suites	Extended Stay	51	6,490	71.2%	64.1%	7.1 Pts	83.16	67.56	23.1%	59.21	43.31	36.7%
Residence Inn	Extended Stay	3	342	63.5%	50.1%	13.4 Pts	115.90	102.84	12.7%	73.60	51.52	42.9%
Extended Stay Total/Average		115	14,571	70.4%	62.8%	7.6 Pts	104.03	84.32	23.4%	73.24	52.95	38.3%
Comparable Hotels Total/Average		244	40,477	60.0%	47.1%	12.9 Pts	$129.82	$99.99	29.8%	$77.89	$47.10	65.4%
*We generally define comparable hotels as those that were owned by us and were open and operating for the entire periods being compared. For the three and six months ended June 30, 2022 and 2021, our comparable results excluded three hotels that had suspended operations during part of the periods presented.

All Hotels*			No. of Rooms or Suites	Occupancy			ADR			RevPAR
	Service Level	No. of Hotels		Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
Brand				2022	2021	Change	2022	2021	Change	2022	2021	Change
Sonesta	Full Service	23	7,364	67.7%	51.8%	15.9 Pts	$157.45	$129.76	21.3%	$106.59	$67.22	58.6%
Royal Sonesta (1)	Full Service	17	5,663	59.6%	37.1%	22.5 Pts	245.75	180.86	35.9%	146.47	67.10	118.3%
Radisson Hotel	Full Service	5	1,149	70.0%	48.8%	21.2 Pts	137.48	100.45	36.9%	96.24	49.02	96.3%
Crowne Plaza	Full Service	1	495	61.2%	52.5%	8.7 Pts	132.72	109.70	21.0%	81.22	57.59	41.0%
Country Inn and Suites	Full Service	3	430	69.8%	53.6%	16.2 Pts	138.36	104.07	32.9%	96.58	55.78	73.1%
Full Service Total/Average		49	15,101	64.6%	46.1%	18.5 Pts	185.80	141.02	31.8%	120.03	65.01	84.6%
Sonesta Select (1)	Select Service	52	7,476	53.6%	40.1%	13.5 Pts	119.11	97.75	21.9%	63.84	39.20	62.9%
Hyatt Place	Select Service	17	2,107	74.6%	65.2%	9.4 Pts	121.34	98.24	23.5%	90.52	64.05	41.3%
Courtyard	Select Service	13	1,813	61.7%	53.4%	8.3 Pts	123.05	98.80	24.5%	75.92	52.76	43.9%
Select Service Total/Average		82	11,396	58.8%	46.9%	11.9 Pts	120.30	98.07	22.7%	70.74	45.99	53.8%
Simply ES Suites	Extended Stay	61	7,739	73.9%	70.5%	3.4 Pts	126.91	100.64	26.1%	93.79	70.95	32.2%
Sonesta Simply Suites	Extended Stay	52	6,588	75.8%	72.9%	2.9 Pts	86.08	69.36	24.1%	65.25	50.56	29.1%
Residence Inn	Extended Stay	3	342	70.7%	56.4%	14.3 Pts	123.28	107.52	14.7%	87.16	60.64	43.7%
Extended Stay Total/Average		116	14,669	74.7%	71.3%	3.4 Pts	108.43	86.40	25.5%	81.00	61.60	31.5%
All Hotels Total/Average		247	41,166	66.6%	55.4%	11.2 Pts	$138.43	$105.49	31.2%	$92.19	$58.44	57.8%

All Hotels*			No. of Rooms or Suites	Occupancy			ADR			RevPAR
	Service Level	No. of Hotels		Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
Brand				2022	2021	Change	2022	2021	Change	2022	2021	Change
Sonesta (1)	Full Service	23	7,364	59.9%	41.3%	18.6 Pts	$151.74	$122.28	24.1%	$90.89	$50.50	80.0%
Royal Sonesta (1)	Full Service	17	5,663	48.4%	29.8%	18.6 Pts	232.60	169.63	37.1%	112.58	50.55	122.7%
Radisson Hotel	Full Service	5	1,149	63.8%	43.4%	20.4 Pts	132.73	96.16	38.0%	84.68	41.73	102.9%
Crowne Plaza	Full Service	1	495	52.4%	44.3%	8.1 Pts	128.02	103.32	23.9%	67.08	45.77	46.6%
Country Inn and Suites	Full Service	3	430	61.1%	42.0%	19.1 Pts	125.08	95.36	31.2%	76.42	40.05	90.8%
Full Service Total/Average		49	15,101	55.5%	37.3%	18.2 Pts	175.48	132.14	32.8%	97.39	49.29	97.6%
Sonesta Select (1)	Select Service	52	7,476	47.7%	32.9%	14.8 Pts	113.36	93.88	20.7%	54.07	30.89	75.0%
Hyatt Place	Select Service	17	2,107	66.7%	56.4%	10.3 Pts	117.73	92.36	27.5%	78.53	52.09	50.8%
Courtyard	Select Service	13	1,813	52.9%	45.3%	7.6 Pts	116.02	92.19	25.8%	61.37	41.76	47.0%
Select Service Total/Average		82	11,396	52.1%	39.2%	12.9 Pts	114.83	93.17	23.2%	59.83	36.52	63.8%
Simply ES Suites (1)	Extended Stay	61	7,739	70.0%	62.3%	7.7 Pts	121.07	98.12	23.4%	84.75	61.13	38.6%
Sonesta Simply Suites	Extended Stay	52	6,588	70.4%	64.3%	6.1 Pts	83.16	67.44	23.3%	58.54	43.36	35.0%
Residence Inn	Extended Stay	3	342	63.5%	50.1%	13.4 Pts	115.90	102.84	12.7%	73.60	51.52	42.9%
Extended Stay Total/Average		116	14,669	70.0%	62.9%	7.1 Pts	104.03	84.13	23.7%	72.82	52.92	37.6%
All Hotels Total/Average		247	41,166	59.8%	47.1%	12.7 Pts	$130.50	$99.90	30.6%	$78.04	$47.05	65.9%
*Results of all hotels owned as of June 30, 2022. Excludes the results of hotels sold during the periods presented.
(1)Includes operator data for periods prior to when certain hotels were managed by Sonesta.

Net Lease Portfolio
As of June 30, 2022, our net lease properties were 98.8% occupied and we had 17 properties available for lease. During the six months ended June 30, 2022, we entered into lease renewals for 103,815 rentable square feet at weighted (by rentable square feet) average rents that were 0.71% higher than the prior rents for the same space. The weighted (by rentable square feet) average lease term for these leases was 5.5 years. We also entered into new leases for 117,795 rentable square feet at weighted (by rentable square feet) average rents that were 14.5% lower than the prior rents for the same space. The weighted (by rentable square feet) average lease term for these leases was 9.2 years.

As of June 30, 2022, our net lease tenants operated across more than 145 brands. The following table identifies the top ten brands based on investment.

	Brand	No. of Buildings	Investment (1)	Percent of Total Investment	Annualized Minimum Rent (2)	Percent of Total Annualized Minimum Rent	Coverage (3)

1.	TravelCenters of America	134	$2,289,189	44.9%	$168,012	45.1%	2.55	x
2.	Petro Stopping Centers	45	1,021,226	20.0%	78,099	21.0%	2.29	x
3.	AMC Theatres	11	102,580	2.0%	7,305	2.0%	1.01	x
4.	The Great Escape	14	98,242	1.9%	7,140	1.9%	7.79	x
5.	Life Time Fitness	3	92,617	1.8%	5,770	1.6%	1.81	x
6.	Buehler's Fresh Foods	5	76,536	1.5%	5,657	1.5%	5.90	x
7.	Heartland Dental	59	61,120	1.2%	4,629	1.2%	4.42	x
8.	Norms	10	53,673	1.1%	3,232	0.9%	0.70	x
9.	Express Oil Change	23	49,724	1.0%	3,717	1.0%	4.34	x
10.	Regal Cinemas	6	44,476	0.9%	3,736	1.0%	0.70	x
11.	Other (4)	465	1,211,723	23.7%	84,823	22.8%	3.45	x
	Total	775	$5,101,106	100.0%	$372,120	100.0%	2.80	x
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
(3)See page 25 for our definition of coverage.
(4)Other includes 123 distinct brands with an average investment of $9,947 and average annual minimum rent of $686.
As of June 30, 2022, our top 10 net lease tenants based on annualized minimum rent are listed below.

	Tenant	Brand Affiliation	No. of Buildings	Investment (1)	Percent of Total Investment	Annualized Minimum Rent(2)	Percent of Total Annualized Minimum Rent	Coverage (3)

1.	TravelCenters of America	TravelCenters of America / Petro Stopping Centers	179	$3,310,415	64.9%	$246,110	66.1%	2.46x	(4)
2.	American Multi-Cinema, Inc.	AMC Theatres	11	102,580	2.0%	7,305	2.0%	1.01x
3.	Universal Pool Co., Inc.	The Great Escape	14	98,242	1.9%	7,140	1.9%	7.79x
4.	Healthy Way of Life II, LLC	Life Time Fitness	3	92,617	1.8%	5,770	1.6%	1.81x
5.	Styx Acquisition, LLC	Buehler's Fresh Foods	5	76,536	1.5%	5,657	1.5%	5.90x
6.	Professional Resource Development, Inc.	Heartland Dental	59	61,120	1.2%	4,629	1.2%	4.42x
7.	Norms Restaurants, LLC	Norms	10	53,673	1.1%	3,232	0.9%	2.34x
8.	Express Oil Change, L.L.C.	Express Oil Change	23	49,724	1.0%	3,717	1.0%	4.34x
9.	Regal Cinemas, Inc.	Regal Cinemas	6	44,476	0.9%	3,736	1.0%	0.70x
10.	Pilot Travel Centers LLC	Flying J Travel Plaza	3	41,681	0.8%	3,215	0.9%	4.55x
	Subtotal, top 10		313	3,931,064	77.1%	290,511	78.1%	2.75x
11.	Other (5)	Various	462	1,170,043	22.9%	81,609	21.9%	2.60x
	Total		775	$5,101,107	100.0%	$372,120	100.0%	2.80x
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
(3)See page 28 for our definition of coverage.
(4)TA is our largest tenant. We lease 179 travel centers (134 under the TravelCenters of America brand and 45 under the Petro Stopping Centers brand) to a subsidiary of TA under five master leases that expire in 2029, 2031, 2032, 2033 and 2035, respectively. TA has two renewal options for 15 years each for all of the travel centers. In addition to the payment of our minimum rent, the TA leases provide for payment to us of percentage rent based on increases in total non-fuel revenues over base levels (3.5% of non-fuel revenues above applicable base years). TA's remaining deferred rent obligation of $13,211 is being paid in quarterly installments of $4,404 through January 31, 2023.

(5)Other includes 166 tenants with an average investment of $7,048 and average annual minimum rent of $492.
As of June 30, 2022, our net lease tenants operated across 21 distinct industries within the service-oriented retail sector of the U.S. economy.

Industry	No. of Buildings	Investment (1)	Percent of Total Investment	Annualized Minimum Rent (2)	Percent of Total Annualized Minimum Rent	Coverage (3)

Travel Centers	182	$3,352,096	65.7%	$249,303	67.0%	2.49x
Restaurants-Quick Service	226	301,088	5.9%	20,354	5.5%	2.72x
Restaurants-Casual Dining	53	192,170	3.8%	11,525	3.1%	2.38x
Movie Theaters	22	190,725	3.7%	14,266	3.8%	0.78x
Health and Fitness	13	185,458	3.6%	10,629	2.9%	1.89x
Grocery Stores	19	129,219	2.5%	9,191	2.5%	5.46x
Home Goods and Leisure	20	120,552	2.4%	9,103	2.4%	6.56x
Medical, Dental Office	71	109,014	2.1%	8,737	2.3%	3.41x
Automotive Equipment & Services	64	98,473	1.9%	7,144	1.9%	3.18x
Entertainment	4	61,436	1.2%	4,292	1.2%	2.56x
Automotive Dealers	8	58,166	1.1%	4,716	1.3%	6.17x
General Merchandise Stores	5	56,321	1.1%	3,892	1.0%	3.12x
Educational Services	9	55,647	1.1%	4,451	1.2%	1.41x
Miscellaneous Manufacturing	6	29,837	0.6%	2,228	0.6%	17.27x
Building Materials	28	31,906	0.6%	2,685	0.7%	6.68x
Car Washes	5	28,658	0.6%	2,170	0.6%	1.83x
Drug Stores and Pharmacies	7	19,251	0.4%	1,258	0.3%	1.45x
Sporting Goods	3	17,595	0.3%	967	0.3%	5.70x
Legal Services	5	11,362	0.2%	1,033	0.3%	1.89x
Dollar Stores	3	2,971	0.1%	189	0.1%	2.62x
Other	5	27,245	0.5%	3,987	1.0%	4.49x
Vacant	17	21,916	0.4%	—	—%	—	x
Total	775	$5,101,106	100.0%	$372,120	100.0%	2.80x
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
(3)See page 28 for our definition of coverage.

As of June 30, 2022, lease expirations at our net lease properties by year are as follows:

Year(1)	Square Feet	Annualized Minimum Rent Expiring	Percent of Total Annualized Minimum Rent Expiring	Cumulative % of Total Minimum Rent Expiring

2022	168,131	$1,903	0.5%	0.5%
2023	309,471	2,669	0.7%	1.2%
2024	769,082	11,152	3.0%	4.2%
2025	436,043	8,911	2.4%	6.6%
2026	1,080,336	12,171	3.3%	9.9%
2027	1,104,615	13,733	3.7%	13.6%
2028	551,971	9,398	2.5%	16.1%
2029	1,343,309	48,453	13.0%	29.1%
2030	138,590	4,159	1.1%	30.2%
2031	1,313,222	48,857	13.1%	43.4%
2032	1,276,610	53,442	14.4%	57.7%
2033	1,176,430	52,612	14.1%	71.9%
2034	122,877	3,995	1.1%	72.9%
2035	2,234,644	80,285	21.6%	94.5%
2036	552,708	7,529	2.0%	96.5%
2037	35,103	464	0.1%	96.7%
2038	44,484	1,116	0.3%	97.0%
2039	134,901	3,214	0.9%	97.8%
2040	115,142	2,406	0.6%	98.5%
2041	223,043	2,264	0.6%	99.1%
2042	57,499	155	0.0%	99.1%
2045	63,490	3,232	0.9%	100.0%
Total	13,251,701	$372,120	100%
(1)The year of lease expiration is pursuant to contract terms.
As of June 30, 2022, shown below is the list of our top ten states based on annualized minimum rent where our net lease properties were located. No other state represents more than 3% of our net lease annual minimum rents.

State	Square Feet	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent

Texas	1,205,393	$32,409	8.7%
Ohio	1,302,273	26,276	7.1%
Illinois	1,016,187	26,125	7.0%
California	399,045	23,463	6.3%
Georgia	597,248	20,224	5.4%
Florida	538,130	16,153	4.3%
Arizona	476,651	17,226	4.6%
Indiana	637,239	17,035	4.6%
Pennsylvania	543,959	15,158	4.1%
Other	6,798,975	177,954	47.9%
Total	13,515,100	$372,023	100.0%
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

Critical Accounting Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in the condensed consolidated financial statements include consolidation of VIE’s, purchase price allocations, the determination of useful lives of fixed assets, classification of leases, and the assessment of the carrying values and impairment of real estate intangible assets and equity investments.
A discussion of our critical accounting estimates is included in our 2021 Annual Report. There have been no significant changes in our critical accounting estimates since the year ended December 31, 2021.
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

Our calculations of FFO and Normalized FFO for the three and six months ended June 30, 2022 and 2021 and reconciliations of net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to those amounts appear in the following table (amounts in thousands, except per share amounts).

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2022	2021	2022	2021
Net income (loss)		$11,350	$(91,110)	$(108,472)	$(286,100)
Add (Less):	Depreciation and amortization expense	100,520	121,677	204,633	246,045
	Loss on asset impairment (1)	3,048	899	8,548	2,110
	Gain on sale of real estate, net (2)	(38,851)	(10,849)	(44,399)	(10,840)
	Unrealized (gains) losses on equity securities, net (3)	10,059	(2,500)	20,319	3,981
	Adjustments to reflect our share of FFO attributable to an investee (4)	905	1,034	1,571	1,499
FFO		87,031	19,151	82,200	(43,305)
Add (less):	Transaction related costs (5)	743	6,151	1,920	25,785
	Loss on early extinguishment of debt (6)	791	—	791	—
	Adjustments to reflect our share of Normalized FFO attributable to an investee (4)	593	538	838	1,363
Normalized FFO		$89,158	$25,840	$85,749	$(16,157)

	Weighted average shares outstanding (basic and diluted) (7)	164,677	164,506	164,672	164,502

Basic and diluted per common share amounts:
	Net income (loss)	$0.07	$(0.55)	$(0.66)	$(1.74)
	FFO	$0.53	$0.12	$0.50	$(0.26)
	Normalized FFO	$0.54	$0.16	$0.52	$(0.10)
	Distributions declared per share	$0.01	$0.01	$0.02	$0.02

(1)We recorded a loss on asset impairment of $3,048 to reduce the carrying value of two hotels and four net lease properties to their estimated fair value less costs to sell during the three months ended June 30, 2022, a loss on asset impairment of $899 to reduce the fair value of three net lease properties to their estimated fair value less costs to sell during the three months ended June 30, 2021, a loss on asset impairment of $8,548 to reduce the carrying value of 25 hotels and four net lease properties to their estimated fair value less costs to sell during the six months ended June 30, 2022 and a loss on asset impairment of $2,110 during the six months ended June 30, 2021 to reduce the carrying value of five net lease properties to their estimated fair value less costs to sell.
(2)We recorded a $38,851 net gain on sale of real estate during the three months ended June 30, 2022 in connection with the sale of 52 hotels and 11 net lease properties, a $10,849 net gain on sale of real estate during the three months ended June 30, 2021 in connection with the sale of six hotels and two net lease properties, a $44,399 gain on sale of real estate during the six months ended June 30, 2022 in connection with the sale of 56 hotels and 13 net lease properties, and a $10,840 net gain on sale of real estate during the six months ended June 30, 2021 in connection with the sale of six hotels and three net lease properties.
(3)Unrealized gains on equity securities, net represents the adjustment required to adjust the carrying value of our investment in shares of TA common stock to its fair value.
(4)Represents adjustments to reflect our proportionate share of FFO and normalized FFO related to our equity investment in Sonesta.
(5)Transaction related costs for the three and six months ended June 30, 2022, $743 and $1,920, respectively, primarily consisted of legal and other professional services costs related to our hotel rebrandings. Transaction related costs for the three months ended June 30, 2021 includes $3,700 of working capital we previously funded under its agreement with Hyatt that we expensed as a result of the amount no longer expected to be recoverable, $1,110 of legal costs related to our arbitration claim against Marriott and $1,341 of hotel manager transition costs. Transaction related costs for the three months ended March 31, 2021 includes $19,634 of hotel manager transition related costs resulting from the rebranding of 88 hotels during the period.
(6)We recorded a $791 loss on extinguishment of debt during the three months ended June 30, 2022 related to the write off of deferred financing costs and unamortized discounts relating to our amendment to our revolving credit facility and the repayment of $500,000 of unsecured senior notes.
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
Fixed Rate Debt
At June 30, 2022, our outstanding publicly tradable debt consisted of 12 issues of fixed rate, senior notes:

Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
$500,000	4.500%	$22,500	2023	Semi-Annually
350,000	4.650%	16,275	2024	Semi-Annually
825,000	4.350%	35,888	2024	Semi-Annually
350,000	4.500%	15,750	2025	Semi-Annually
800,000	7.500%	60,000	2025	Semi-Annually
350,000	5.250%	18,375	2026	Semi-Annually
450,000	4.750%	21,375	2026	Semi-Annually
400,000	4.950%	19,800	2027	Semi-Annually
450,000	5.500%	24,750	2027	Semi-Annually
400,000	3.950%	15,800	2028	Semi-Annually
425,000	4.950%	21,038	2029	Semi-Annually
400,000	4.375%	17,500	2030	Semi-Annually
$5,700,000		$289,051

No principal repayments are due under these notes until maturity. Because these notes require interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are one percentage point higher than the rates shown above, our per annum interest cost would increase by approximately $57,000. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. The U.S. Federal Reserve recently raised interest rates in an effort to combat high inflation and may continue to do so. Based on the balances outstanding at June 30, 2022 and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point change in interest rates would change the fair value of those debt obligations by approximately $161,681.

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

Floating Rate Debt
At June 30, 2022, our floating rate debt consisted of $800,000 outstanding under our revolving credit facility. As of August 3, 2022, the maturity date of our revolving credit facility is January 15, 2023, and, subject to our meeting certain conditions, including our payment of an extension fee, we have an option to extend the stated maturity date of the facility by an additional six months. No principal repayments are required under our revolving credit facility prior to maturity and repayments may be made and redrawn subject to conditions at any time without penalty. Borrowings under our revolving credit facility are in U.S. dollars and require annual interest to be paid at the rate of LIBOR plus premiums that are subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR and to changes in our credit ratings. In addition, upon renewal or refinancing of our revolving credit facility, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of this floating rate debt but would affect our operating results.

The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of June 30, 2022:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt (2)	Total Interest Expense Per Year	Annual Per Share Impact (3)
At June 30, 2022	3.69%	$800,000	$29,520	$0.18
One percentage point increase	4.69%	$800,000	$37,520	$0.23
(1)Weighted average based on the interest rates and the outstanding borrowings as of June 30, 2022.
(2)As part of the amendment of the agreement governing our revolving credit facility. the credit facility was reduced to $800,000. For further information about our credit facility, see Note 7 to our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(3)Based on diluted weighted average common shares outstanding for the three months ended June 30, 2022.
The foregoing table shows the impact of an immediate change in floating interest rates as of June 30, 2022. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts under our revolving credit facility or other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.
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
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Warning Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Whenever we use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “will,” “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including:
•The duration and severity of the COVID-19 pandemic and its impact on us and our managers and tenants, and on our and their ability to operate throughout the pandemic and its aftermath,
•Our expectation about the ability of Sonesta to operate the hotels that have been or may be transitioned and rebranded to it,
•The likelihood and extent to which our managers and tenants will pay the contractual amounts of returns, rents or other obligations due to us,
•Our ability to maintain sufficient liquidity during the duration of the COVID-19 pandemic, increasing interest rates and any resulting economic conditions,
•If and when hotel business will return to historical pre-pandemic levels and whether any improved conditions are sustained,
•Potential defaults on, or non-renewal of, leases by our tenants,
•     Decreased rental rates or increased vacancies,
•     Our sales and acquisitions of properties,
•     Our policies and plans regarding investments, financings and dispositions,
•     Our ability to pay interest on and principal of our debt,
•Our ability to pay distributions to our shareholders and to sustain the amount of such distributions,
•     Our ability to raise or appropriately balance the use of debt or equity capital,
•     Our intent to make improvements to certain of our properties,
•     Our ability to engage and retain qualified managers and tenants for our hotels and net lease properties on satisfactory terms,
•     Our ability to diversify our sources of rents and returns that improve the security of our cash flows,
•     The future availability of borrowings under our revolving credit facility,

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
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, FFO, Normalized FFO, cash flows, liquidity and prospects include, but are not limited to:
•The impact of economic conditions, including the impact of the COVID-19 pandemic, increasing interest rates, inflation, labor costs and availability, and possible economic recession and the capital markets on us and our managers and tenants,

•Competition within the real estate, hotel, transportation and travel center and other industries in which our managers and tenants operate, particularly in those markets in which our properties are located,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,
•Acts of terrorism, pandemics, or other man-made or natural disasters beyond our control, and
•Actual and potential conflicts of interest with our related parties, including our Managing Trustees, TA, Sonesta, RMR and others affiliated with them.
For example:
•Our ability to make future distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our future earnings, the capital costs we incur to acquire and maintain our properties and our working capital requirements and restrictions under our debt agreements. We may be unable to pay our debt obligations or to increase or maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,

•Sonesta operated 205 of our 247 hotels as of June 30, 2022. If Sonesta were to fail to provide quality services and amenities or to maintain a quality brand, our income from these properties may be adversely affected. There can be no assurance that Sonesta can operate the hotels as effectively or for returns at levels that could otherwise be achieved by other large well known hotel companies. Further, if we were required to replace Sonesta, we could experience significant disruptions in operations at the applicable properties, which could reduce our income and cash flows from, and the value of, those properties. We have no guarantee or security deposit under our Sonesta agreement. Accordingly, the returns we receive from our hotels managed under our Sonesta agreement are dependent upon the financial results of those hotel operations and we may continue to receive amounts from Sonesta that are less than the contractual owner’s priority return stated in our Sonesta agreement or we may be requested to fund operating losses for our Sonesta hotels. Further, we own an approximately 34% ownership interest in Sonesta. If Sonesta experiences losses, or requires additional capital, Sonesta may request we fund our share through the contribution of additional capital and if we do not fund those contributions, our equity interest in Sonesta will be diluted if Sonesta obtains those contributions from other shareholders or investors,

•We cannot be sure of the future financial performance of our properties, or regarding our managers’, tenants’ or guarantors’ future actions or their abilities or willingness to pay contracted amounts owed to us. If other operators or guarantors do not honor their obligations, we may seek to terminate our arrangements with them or other actions to enforce our rights,
•Recent improvements in lodging demand may not be sustained, may stall or could decline and lodging demand may fail to return to historic pre-pandemic levels,

•If general economic activity in the country declines, the operating results of certain of our properties may decline, the financial results of our managers and our tenants may suffer and these managers and tenants may be unable to pay our returns or rents. Also, depressed operating results from our properties for extended periods may result in the operators of some or all of our properties becoming unable or unwilling to meet their obligations,
•Hotel and other competitive forms of temporary lodging supply have been increasing and may affect our hotel operators’ ability to grow ADR and occupancy, and ADR and occupancy could decline due to increased competition which may cause our hotel operators to become unable to pay our returns or rents,
•If the current level of commercial activity in the country declines, including as a result of the COVID-19 pandemic, inflation or possible economic recession, if the price of diesel fuel increases significantly, if fuel conservation measures are increased, if freight business is directed away from trucking, if TA is unable to effectively compete or operate its business, if fuel efficiencies, the use of alternative fuels or energy sources or transportation technologies reduce the demand for products and services TA sells, if TA is unable to make substantial capital investments or for various other reasons, TA may become unable to pay current and deferred rents due to us,

•Our ability to grow our business and increase our distributions depends in large part upon our ability to buy properties that generate returns or can be leased for rents which exceed our operating and capital costs. We may be unable to identify properties that we want to acquire and we may fail to reach agreement with the sellers and complete the purchases of any properties we do want to acquire. In addition, any properties we may acquire may not generate returns or rents which exceed our operating and capital costs and our debt agreements limit the amount of acquisitions we can make,
•We believe that our portfolio agreements include diverse groups of properties and that this diversity may improve operating results that might be realized from a more concentrated group of properties. However, our operator concentration with respect to our hotel operations has recently increased as a result of Sonesta managing a majority of our hotels, and our travel center properties continue to be concentrated with TA. As a result of this concentration, our operating results may face greater risks and may not improve,

•Market conditions may cause the process of selling properties to continue to take longer than previously expected. We may not complete the sales of any properties we plan to sell, and we may determine to sell fewer properties. Also, we may sell assets at prices that are less than we expect and less than their carrying values and we may incur losses on these sales or with respect to these assets,
•Contingencies in our pending sale agreements may not be satisfied and any expected sales and any related management or lease arrangements we expect to enter may not occur, may be delayed or the terms of such transactions or arrangements may change,
•As of August 3, 2022, we had approximately $790,011 of cash or cash equivalents. This statement may imply that we have sufficient working capital and liquidity to meet our obligations and fund our business and investments. However, the amounts we receive from our operators may be insufficient to operate our business profitably. In addition, our managers and tenants may not be able to fund owner's priority returns and rents due to us from operating our properties or from other resources. In the past and currently, certain of our tenants and managers have in fact not paid the minimum amounts due to us from their operations of our leased or managed properties and we may be required to fund hotel operating losses and working capital for our hotels. Further, our properties require significant funding for capital improvements and other matters. Accordingly, we may not have sufficient working capital or liquidity,
•Continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions that we may be unable to satisfy,

•We may be unable to repay our debt obligations when they become due. Rising interest rates and other factors could cause real estate and capital market conditions to deteriorate. Also, our revolving credit facility matures on January 15, 2023 and we may not be able to meet the conditions required to exercise the remaining extension option available to us under the agreement or be able to refinance the balance with new debt,
•Although we met the minimum financial covenant levels under our senior notes indentures as of June 30, 2022, the margin by which we satisfied some of those covenants was relatively small. We may be unable to meet these requirements in future periods and these requirements may continue to restrict or limit our ability to incur additional debt,
•We intend to conduct our business activities in a manner that will afford us reasonable access to capital for investment and financing activities. However, we may not succeed in this regard and we may not have reasonable access to capital, including due to the COVID-19 pandemic, capital market disruptions, increasing interest rates, current inflationary conditions and a possible recession. If challenging market conditions last for a long period or worsen or if a recession occurs, our managers and tenants may experience liquidity constraints and as a result may be unable or unwilling to pay returns or rents to us and our ability to operate our business effectively may be challenged,

•Hotels require significant capital investments to remain competitive. The cost of capital projects may be greater than we anticipate and operating results at our hotels may decline as a result of having rooms out of service to complete such improvements,

•Actual costs under our revolving credit facility or other floating rate debt will be higher than the stated rates because of fees and expenses associated with such debt,

•The premiums used to determine the interest rate and facility fee payable on our revolving credit facility are based on, among other things, our credit ratings. Changes in our credit ratings may cause the interest and fees we pay to change,

•We have the option to further extend the maturity date of our revolving credit facility upon payment of a fee and meeting certain other conditions; however, the applicable conditions may not be met,

•The business and property management agreements between us and RMR have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms,

•We expect that we will benefit from RMR’s Environmental, Social and Governance, or ESG, program and initiatives. However, we may not realize the benefits we expect from such program and initiatives and we or RMR may not succeed in meeting existing or future standards regarding ESG, and

•We believe that our relationships with our related parties, including RMR, TA, Sonesta and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize.

Currently unexpected results could occur due to many different circumstances, some of which are beyond our control, such as economic conditions, including increasing interest rates, high inflation and a possible recession, other changes in capital markets or the economy generally, pandemics, acts of terrorism, war or other hostilities, pandemics, natural disasters, climate change and climate related events, changes in our tenants’ financial conditions or the market demand for leased space.

The information contained elsewhere in this Quarterly Report on Form 10-Q, our 2021 Annual Report or in our other filings with the SEC, including under the caption “Risk Factors,” or incorporated herein or therein, identifies other important factors that could cause differences from our forward-looking statements. Our filings with the SEC are available on the SEC’s website at www.sec.gov.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended June 30, 2022:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2022	478	$7.94	$—	$—
(1)These common share withholdings and purchases were made to satisfy the tax withholding and payment obligations of a former employee of RMR in connection with the vesting of awards of our common shares we previously made to such former employee. We withheld and purchased these shares at their fair market values based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.

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

4.4
Authentication Order, dated January 13, 2017, from the Company to U.S. Bank National Association, relating to the Company’s 4.500% Senior Notes due 2023. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.)

4.5
Supplemental Indenture No. 16, dated as of March 12, 2014, between the Company and U.S. Bank National Association, relating to the Company’s 4.650% Senior Notes due 2024, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.)

4.6
Supplemental Indenture No. 17, dated as of September 12, 2014, between the Company and U.S. Bank National Association, relating to the Company’s 4.50% Senior Notes due 2025, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.)

4.7	Indenture, dated as of February 3, 2016, between the Company and U.S. Bank National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 4, 2016.)
4.8
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

4.10
Fourth Supplemental Indenture, dated as of October 26, 2017, between the Company and U.S. Bank National Association, relating to the Company’s 3.950% Senior Notes due 2028, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.)

4.11
Fifth Supplemental Indenture, dated as of February 2, 2018, between the Company and U.S. Bank National Association, relating to the Company’s 4.375% Senior Notes due 2030, including form thereof. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.)

4.12
Sixth Supplemental Indenture, dated as of September 18, 2019, between the Company and U.S. Bank National Association, relating to the Company’s 4.350% Senior Notes due 2024, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 18, 2019.)

4.13
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

4.16
Supplemental Indenture, dated as of July 15, 2020, among the Company, Highway Ventures Properties Trust, HPTWN Properties Trust, HPT Suite Properties Trust, SVCN 2 LLC and U.S. Bank National Association, relating to the Company’s 7.50% Senior Notes due 2025. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.)

Exhibit Number	Description
4.17
Supplemental Indenture, dated as of October 9, 2020, among the Company, Banner NewCo LLC, SVCN 3 LLC and U.S. Bank National Association, relating to the Company’s 7.50% Senior Notes due 2025. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.)

4.18
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

4.19
Supplemental Indenture, dated as of January 29, 2021, among the Company, SVC Gatehall Drive TRS LLC and U.S. Bank National Association, relating to the Company’s 7.50% Senior Notes due 2025. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.)

4.20
Supplemental Indenture, dated as of July 8, 2021, among the Company, SVCN 1 LLC, SVCN 4 LLC and U.S. Bank National Association, relating to the Company’s 7.50% Senior Notes due 2025. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.)

4.21
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

4.25
Supplemental Indenture, dated as of October 28, 2021, among the Company, SVC Minneapolis TRS LLC and U.S. Bank National Association, relating to the Company’s 5.50% Senior Notes due 2027. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.)

4.26
Registration Rights and Lock-Up Agreement, dated as of June 5, 2015, among the Company, ABP Trust (f/k/a Reit Management & Research Trust) and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2015.)

10.1	Service Properties Trust Amended and Restated 2012 Equity Compensation Plan. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 16, 2022.)
10.2	Summary of Trustee Compensation. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 16, 2022.)
10.3	First Amendment to Second Amended and Restated Lease Agreement No. 1, dated as of May 6, 2022, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Filed herewith.)
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

10.5
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

22.1	List of Subsidiary Guarantors. (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)

Exhibit Number	Description
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVICE PROPERTIES TRUST

/s/ Todd W. Hargreaves
Todd W. Hargreaves
President and Chief Investment Officer
Dated: August 4, 2022

/s/ Brian E. Donley
Brian E. Donley
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: August 4, 2022