Form 10-Q
period 2022-09-30
Service Properties Trust
filed 2022-11-03
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of November 1, 2022: 165,453,327

SERVICE PROPERTIES TRUST
FORM 10-Q
September 30, 2022

References in this Quarterly Report on Form 10-Q to the Company, SVC, we, us or our include Service Properties Trust and our consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

Part I Financial Information
Item 1. Financial Statements
SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands, except share data)

	September 30, 2022	December 31, 2021
ASSETS
Real estate properties:
Land	$1,903,619	$1,918,385
Buildings, improvements and equipment	7,669,058	8,307,248
Total real estate properties, gross	9,572,677	10,225,633
Accumulated depreciation	(2,929,193)	(3,281,659)
Total real estate properties, net	6,643,484	6,943,974
Acquired real estate leases and other intangibles, net	259,503	283,241
Assets held for sale	142,972	515,518
Cash and cash equivalents	67,246	944,043
Restricted cash	10,891	3,375
Equity method investments	113,168	62,687
Investment in equity securities	63,896	61,159
Due from related persons	58,292	48,168
Other assets, net	273,261	291,150
Total assets	$7,632,713	$9,153,315

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$95,000	$1,000,000
Senior unsecured notes, net	5,652,590	6,143,022
Accounts payable and other liabilities	414,870	433,448
Due to related persons	18,335	21,539
Total liabilities	6,180,795	7,598,009

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 165,453,584 and 165,092,333, shares issued and outstanding, respectively	1,654	1,651
Additional paid in capital	4,554,358	4,552,558
Cumulative other comprehensive income	1,513	779
Cumulative net income available for common shareholders	2,534,688	2,635,660
Cumulative common distributions	(5,640,295)	(5,635,342)
Total shareholders’ equity	1,451,918	1,555,306
Total liabilities and shareholders’ equity	$7,632,713	$9,153,315
The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Hotel operating revenues	$400,453	$338,375	$1,116,843	$787,463
Rental income	97,798	98,724	290,949	286,742
Total revenues	498,251	437,099	1,407,792	1,074,205

Expenses:
Hotel operating expenses	318,266	285,233	933,803	723,769
Other operating expenses	3,511	4,437	9,162	11,758
Depreciation and amortization	101,514	124,163	306,147	370,208
General and administrative	11,293	14,231	35,743	40,840
Transaction related costs	—	3,149	1,920	28,934
Loss on asset impairment, net	1,172	—	9,720	2,110
Total expenses	435,756	431,213	1,296,495	1,177,619

Other operating income:
(Loss) gain on sale of real estate, net	(164)	94	44,235	10,934
Unrealized gains on equity securities, net	23,056	24,348	2,737	20,367
Interest income	1,442	203	2,735	485
Interest expense (including amortization of debt issuance costs and debt discounts and premiums of $4,595, $5,877, $15,529 and $15,123, respectively)	(81,740)	(92,458)	(263,904)	(273,227)
Loss on early extinguishment of debt	—	—	(791)	—
Income (loss) before income taxes and equity in earnings of an investee	5,089	(61,927)	(103,691)	(344,855)
Income tax (expense) benefit	(390)	55	(1,558)	(1,009)
Equity in earnings of an investee	2,801	2,158	4,277	50
Net income (loss)	7,500	(59,714)	(100,972)	(345,814)
Other comprehensive income:
Equity interest in investee’s unrealized gains	684	5	734	5
Other comprehensive income	684	5	734	5
Comprehensive income (loss)	$8,184	$(59,709)	$(100,238)	$(345,809)

Weighted average common shares outstanding (basic and diluted)	164,745	164,590	164,697	164,532

Net income (loss) per common share (basic and diluted)	$0.05	$(0.36)	$(0.61)	$(2.10)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data)

	Common Shares			Additional Paid in Capital	Cumulative Net Income Available for Common Shareholders	Cumulative Other Comprehensive Income (Loss)
	Number of Shares	Common Shares	Cumulative Common Distributions
							Total
Balance at December 31, 2021	165,092,333	$1,651	$(5,635,342)	$4,552,558	$2,635,660	$779	$1,555,306
Net loss	—	—	—	—	(119,822)	—	(119,822)
Equity in unrealized gains of investees	—	—	—	—	—	4	4
Common share grants	—	—	—	462	—	—	462
Common share forfeitures	(800)	—	—	—	—	—	—
Distributions	—	—	(1,651)	—	—	—	(1,651)
Balance at March 31, 2022	165,091,533	$1,651	$(5,636,993)	$4,553,020	$2,515,838	$783	$1,434,299
Net income	—	—	—	—	11,350	—	11,350
Equity interest in investee’s unrealized gains	—	—	—	—	—	46	46
Common share grants	49,000	—	—	836	—	—	836
Common share repurchases and forfeitures	(2,078)	—	—	(8)	—	—	(8)
Distributions	—	—	(1,651)	—	—	—	(1,651)
Balance at June 30, 2022	165,138,455	$1,651	$(5,638,644)	$4,553,848	$2,527,188	$829	$1,444,872
Net income	—	—	—	—	7,500	—	7,500
Equity interest in investee’s unrealized gains	—	—	—	—	—	684	684
Common share grants	384,500	4	—	972	—	—	976
Common share repurchases and forfeitures	(69,371)	(1)	—	(462)	—	—	(463)
Distributions	—	—	(1,651)	—	—	—	(1,651)
Balance at September 30, 2022	165,453,584	$1,654	$(5,640,295)	$4,554,358	$2,534,688	$1,513	$1,451,918

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

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(100,972)	$(345,814)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	306,147	370,208
Net amortization of debt issuance costs, discounts and premiums as interest	15,529	15,123
Straight-line rental income	5,530	3,087
Loss on early extinguishment of debt	791	—
Loss on asset impairment, net	9,720	2,110
Unrealized gains on equity securities, net	(2,737)	(20,367)
Equity in earnings of an investee	(4,277)	(50)
Gain on sale of real estate	(44,235)	(10,934)
Other non-cash income, net	(1,635)	(1,720)
Changes in assets and liabilities:
Due from related persons	(19,949)	(919)
Other assets	4,990	16,396
Accounts payable and other liabilities	(13,096)	(9,635)
Due to related persons	(8,692)	(16,483)
Net cash provided by operating activities	147,114	1,002

Cash flows from investing activities:
Real estate acquisitions and deposits	(2,765)	(7,649)
Real estate improvements	(68,790)	(64,340)
Hotel managers’ purchases with restricted cash	(3,951)	(23,692)
Net proceeds from sale of real estate	517,956	33,772
Investment in Sonesta	(45,470)	(25,443)
Net cash provided by (used in) investing activities	396,980	(87,352)

Cash flows from financing activities:
Repayment of senior unsecured notes	(500,000)	—
Borrowings under revolving credit facility	20,000	984,027
Repayments of revolving credit facility	(925,000)	(62,451)
Deferred financing costs	(2,959)	(6,762)
Repurchase of common shares	(463)	(787)
Distributions to common shareholders	(4,953)	(4,944)
Net cash (used in) provided by financing activities	(1,413,375)	909,083
(Decrease) increase in cash and cash equivalents and restricted cash	(869,281)	822,733
Cash and cash equivalents and restricted cash at beginning of period	947,418	91,456
Cash and cash equivalents and restricted cash at end of period	$78,137	$914,189

Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$67,246	$912,532
Restricted cash	10,891	1,657
Total cash and cash equivalents and restricted cash	$78,137	$914,189

	For the Nine Months Ended September 30,
	2022	2021
Supplemental cash flow information:
Cash paid for interest	$269,461	$273,221
Cash paid for income taxes	$1,647	$2,577
Non-cash investing activities:
Real estate improvements accrued, not paid	$16,625	$7,341
The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 1. Organization and Basis of Presentation
Service Properties Trust, or we, us or our, is a real estate investment trust, or REIT, organized on February 7,
1995 under the laws of the State of Maryland, which invests in hotels and service-focused retail net lease properties. At September 30, 2022, we owned, directly and through our subsidiaries, 242 hotels and 769 net lease properties.
At September 30, 2022, all 242 of our hotels were operated by subsidiaries of the following companies: Sonesta Holdco Corporation, or Sonesta (200 hotels), Hyatt Hotels Corporation, or Hyatt (17 hotels), Radisson Hospitality, Inc., or Radisson (eight hotels), Marriott International, Inc., or Marriott (16 hotels), and InterContinental Hotels Group, plc, or IHG (one hotel). At September 30, 2022, we owned 769 net lease properties with 178 tenants, including 179 travel centers leased to TravelCenters of America Inc., or TA, our largest tenant. Hereinafter, these companies are sometimes referred to as our managers and/or tenants, or collectively, operators.
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
We have determined that each of our wholly owned taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification™. We have concluded that we must consolidate each of our wholly owned TRSs because we are the entity with the power to direct the activities that most significantly impact such VIEs’ performance and we have the obligation to absorb losses or the right to receive benefits from each VIE that could be significant to the VIE and are, therefore, the primary beneficiary of each VIE. The assets of our TRSs were $166,075 and $113,705 as of September 30, 2022 and December 31, 2021, respectively, and consist primarily of our TRSs’ investment in Sonesta’s common stock and amounts due from and working capital advances to certain of our hotel managers. The liabilities of our TRSs were $35,968 and $42,432 as of September 30, 2022 and December 31, 2021, respectively, and consist primarily of amounts payable to certain of our hotel managers. The assets of our TRSs are available to satisfy our TRSs’ obligations and we have guaranteed certain obligations of our TRSs.
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

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

We report rental income for leased properties in our condensed consolidated statements of comprehensive income (loss). We recognize rental income from operating leases on a straight line basis over the term of the lease agreements. We reduced rental income by $1,845 and $905 for the three months ended September 30, 2022 and 2021, respectively, and reduced rental income by $5,530 and $3,087 for the nine months ended September 30, 2022 and 2021, respectively, to record scheduled rent changes under certain of our leases, the deferred rent obligations payable to us under our leases with TA and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks at our travel centers on a straight line basis. See Notes 5 and 10 for further information regarding our TA leases. Due from related persons includes $10,840 and $20,655 and other assets, net, includes $31,176 and $26,881 of straight line rent receivables at September 30, 2022 and December 31, 2021, respectively.
Certain of our lease agreements require additional percentage rent if gross revenues of our properties exceed certain thresholds defined in our lease agreements. We may determine percentage rent due to us under our leases monthly, quarterly or annually, depending on the specific lease terms, and recognize it when all contingencies are met and the rent is earned. We recorded percentage rent of $2,279 and $555 for the three months ended September 30, 2022 and 2021, respectively, and $3,421 and $944 for the nine months ended September 30, 2022 and 2021, respectively. We had deferred estimated percentage rent of $830 and $1,849 for the three months ended September 30, 2022 and 2021, respectively, and $6,168 and $4,827 for the nine months ended September 30, 2022 and 2021, respectively. See Note 5 for further information on this deferred estimated percentage rent.
Note 3. Weighted Average Common Shares
We calculate basic earnings per common share under the two class method. We calculate diluted earnings per share using the more dilutive of the two class method or the treasury stock method. Unvested share awards, and the related impact on earnings, are considered when calculating diluted earnings per share. For the three and nine months ended September 30, 2022 and 2021, there were no dilutive common shares and certain unvested common shares were not included in the calculation of diluted earnings per share because to do so would have been antidilutive.
Note 4. Real Estate Properties
At September 30, 2022, we owned 242 hotels with an aggregate of 40,563 rooms or suites and 769 service-oriented retail properties with an aggregate of 13,412,371 square feet that are primarily subject to “triple net” leases, or net leases where the tenant is generally responsible for payment of operating expenses and capital expenditures of the property during the lease term. Our properties had an aggregate undepreciated carrying value of $9,715,649, including $142,972 related to properties classified as held for sale as of September 30, 2022.
We made capital expenditures at certain of our properties of $73,952 during the nine months ended September 30, 2022.
Acquisitions
During the three months ended September 30, 2022, we acquired the previously leased land at one of our hotels for a purchase price of $2,765, including acquisition related costs of $51. This acquisition was accounted for as an asset acquisition and the entire purchase price was allocated to land.
Dispositions
During the nine months ended September 30, 2022, we sold 80 properties for an aggregate sales price of $531,737, excluding closing costs, as presented in the table below. The sales of these properties do not represent significant dispositions nor do they represent a strategic shift. As a result, the results of the operations of these properties are included in continuing operations through the date of sale in our condensed consolidated statements of comprehensive income (loss).

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Quarter Sold	Property Type	Number of Properties	Rooms or Suites/Square Feet	Gross Sales Price	Gain/ (Loss) on Sale
Properties sold during the nine months ended September 30, 2022
Q1 2022	Hotels	5	1,060	$60,174	$4,990
Q1 2022	Net Lease	2	6,960	5,350	558
Q2 2022	Hotels	51	6,119	427,694	39,878
Q2 2022	Net Lease	11	108,532	7,714	(1,027)
Q3 2022	Hotels	5	603	29,700	(186)
Q3 2022	Net Lease	6	14,056	1,105	22
		80	7,782 / 129,548	$531,737	$44,235

As of September 30, 2022, we had 22 hotels with 3,040 rooms and an aggregate carrying value of $133,239 classified as held for sale and three net lease properties with 8,575 square feet and an aggregate carrying value of $1,038 classified as held for sale.
From October 1, 2022 through November 1, 2022, we sold one hotel with 120 rooms and a carrying value of $4,514 for a sales price of $6,025. See Notes 5 and 13 for further information on these properties.
As of November 1, 2022, we have entered into agreements to sell 16 Marriott branded hotels and four Sonesta branded hotels with an aggregate of 2,701 rooms for an aggregate sales price of $162,470, excluding closing costs. These pending sales are subject to conditions; as a result, these sales may not occur, may be delayed or their terms may change. We continue to market one additional hotel with 219 rooms and three net lease properties with 8,575 square feet for sale. We expect the sale of a majority of these hotels to be completed by the end of the first quarter of 2023. See Notes 5 and 13 for further information on our property sales.
Note 5. Management Agreements and Leases
As of September 30, 2022, we owned 242 hotels which were included in six operating agreements and 769 service oriented retail properties net leased to 178 tenants. We do not operate any of our properties.
Hotel agreements
Sonesta agreement. As of September 30, 2022, Sonesta managed 40 of our full-service hotels, 111 of our extended stay hotels, and 49 of our select service hotels pursuant to management agreements for all of the hotels. The hotels Sonesta managed for us comprised approximately 47.7% of our total historical real estate investments.
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
For the Sale Hotels, the term was extended to December 31, 2022 (or, if earlier, until the applicable hotel has been sold) and the reserve established for the regular refurbishment of our hotels, or FF&E, reserve funding requirement was removed. The Sale Hotels are subject to a pooling agreement that combines the management agreements for the Sale Hotels for purposes of calculating gross revenues, hotel operating expenses, management and related fees and the owner’s priority return due to us. Our owner’s priority return will be reduced by the current owner’s priority return for a Sale Hotel once sold. We sold 61 of the Sale Hotels as of September 30, 2022 for an aggregate sales price of $517,568, excluding closing costs. We recognized a net gain of $44,682 and the total annual owner’s priority return was reduced by $73,851 in connection with these sales. As of September 30, 2022, the total annual owner’s priority return for the remaining six Sale Hotels we then owned was $11,819 as of that date. Subsequent to September 30, 2022, we sold an additional one Sale Hotel for an aggregate sales price of $6,025, excluding closing costs, and the total annual owner’s priority return was reduced by $902 in connection with this sale. As of November 1, 2022, we had agreements to sell an additional four Sale Hotels for an aggregate sales price of $25,170 and having a net book value of $22,996 and a total annual owner’s priority return of $5,408 as of September 30, 2022. These pending sales are subject to conditions; as a result, those sales may not occur, may be delayed or their terms may change. See Notes 6 and 10 for further information regarding our sales of hotels managed by Sonesta.
Our Sonesta agreement provides that we are paid an annual owner’s priority return if gross revenues of the hotels, after payment of hotel operating expenses and management and related fees (other than Sonesta’s incentive fee, if applicable), are sufficient to do so. The Sonesta agreement further provides that we are paid an additional return equal to 80% of the operating profits, as defined therein, after reimbursement of owner or manager advances and with respect to the Retained Hotels, FF&E reserve escrows and Sonesta’s incentive fee, if applicable. Our Sonesta hotels generated net operating cash flow of $67,765 and $40,728 for the three months ended September 30, 2022 and 2021, respectively, and net operating cash flow of $148,217 and $28,531 for the nine months ended September 30, 2022 and 2021, respectively.
Pursuant to our Sonesta agreement, we incurred management, reservation and system fees and reimbursement costs for certain guest loyalty, marketing program and third-party reservation transmission fees of $31,136 and $26,640 for the three months ended September 30, 2022 and 2021, respectively, and $87,615 and $59,962 for the nine months ended September 30, 2022 and 2021, respectively. These fees and costs are included in hotel operating expenses in our condensed consolidated statements of comprehensive income (loss). In addition, we incurred procurement and construction supervision fees payable to Sonesta of $284 and $184 for the three months ended September 30, 2022 and 2021, respectively, and $840 and $1,571 for the nine months ended September 30, 2022 and 2021, respectively, which amounts have been capitalized in our condensed consolidated balance sheets and are depreciated over the estimated useful lives of the related capital assets.
Our Sonesta agreement requires us to fund capital expenditures that we approve at the hotels. We incurred capital expenditures for hotels included in our Sonesta agreement in an aggregate amount of $56,297 and $76,035 during the nine months ended September 30, 2022 and 2021, respectively, which resulted in increases in our contractual annual owner’s priority returns of $3,378 and $6,083, respectively. We owed Sonesta $7,252 and $5,016 for capital expenditures and other reimbursements at September 30, 2022 and December 31, 2021, respectively. Sonesta owed us $21,213 and $4,592 in owner’s priority returns as of September 30, 2022 and December 31, 2021, respectively. Amounts due from Sonesta are included in due from related persons and amounts owed to Sonesta are included in due to related persons in our condensed consolidated balance sheets. All of the hotels operated under the Retained Hotels management agreements require that 5% of the hotel gross revenues be escrowed for future capital expenditures as FF&E reserves, subject to available cash flows after payment of the owner’s priority returns due to us. No FF&E escrow deposits were required during either of the three or nine months ended September 30, 2022 or 2021.
We are required to maintain working capital for each of our hotels managed by Sonesta and have advanced a fixed amount based on the number of rooms in each hotel to meet the cash needs for hotel operations. The sales of the hotels managed by Sonesta referenced above resulted in a return to us of working capital amounts we had previously advanced with respect to those hotels. As of September 30, 2022 and December 31, 2021, we had advanced $49,218 and $56,697, respectively, of initial working capital to Sonesta net of any working capital returned to us on termination of the applicable management agreements in connection with such sales. These amounts are included in other assets in our condensed consolidated balance sheets. Any remaining working capital would be returned to us upon termination in accordance with the terms of our Sonesta agreement.
See Notes 6 and 10 for further information regarding our relationship, agreements and transactions with Sonesta.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Hyatt agreement. As of September 30, 2022, Hyatt managed 17 of our select service hotels pursuant to a portfolio management agreement that expires on March 31, 2031, or our Hyatt agreement, and provides that, as of September 30, 2022, we are to be paid an annual owner’s priority return of $12,776. Any returns we receive from Hyatt are currently limited to the hotels’ available cash flows, if any, after payment of operating expenses. Hyatt has provided us with a $30,000 limited guarantee for 75% of the aggregate annual owner's priority returns due to us that will become effective upon substantial completion of planned renovations of the hotels we currently expect to occur in 2023. We realized returns of $3,116 and $2,768 during the three months ended September 30, 2022 and 2021, respectively, and $9,504 and $6,634 for the nine months ended September 30, 2022 and 2021, respectively, under our Hyatt agreement. We incurred capital expenditures for certain hotels included in our Hyatt agreement of $12,611 during the nine months ended September 30, 2022, which resulted in an aggregate increase in our contractual annual owner’s priority returns of $757. We did not incur capital expenditures for any of the hotels included in our Hyatt agreement during the nine months ended September 30, 2021.
Radisson agreement. As of September 30, 2022, Radisson managed eight of our full service hotels pursuant to a portfolio management agreement that expires on July 31, 2031, or our Radisson agreement, and provides that we are to be paid an annual owner’s priority return of $10,200. Any returns we receive from Radisson are currently limited to the hotels’ available cash flows, if any, after payment of operating expenses. Radisson has provided us with a $22,000 limited guarantee for 75% of the aggregate annual owner's priority returns due to us that will become effective upon substantial completion of planned renovations of certain of the hotels we currently expect to occur in 2023. We realized returns of $2,873 and $1,822 during the three months ended September 30, 2022 and 2021, respectively, and $6,347 and $11,878 for the nine months ended September 30, 2022 and 2021, respectively, under our Radisson agreement. We incurred capital expenditures of $2,135 and $2,433 for the hotels included in our Radisson agreement for the three and nine months ended September 30, 2022, respectively. We did not incur capital expenditures for any of the hotels included in our Radisson agreement during the three or nine months ended September 30, 2021.
Marriott agreement. As of September 30, 2022, Marriott managed 16 of our hotels. We were previously in arbitration proceedings with Marriott regarding, among other things, the validity of the timing of the termination of the Marriott agreements in 2020, including an exit hotel agreement which, if not terminated, would have required us to sell the 16 hotels encumbered with a Marriott brand. We entered an agreement with Marriott regarding the 16 hotels currently managed by Marriott, pursuant to which we agreed to have these hotels remain Marriott branded until the arbitration was resolved. On January 18, 2022, the arbitration concluded. As of November 1, 2022, we have entered agreements to sell these 16 hotels for an aggregate sales price of $137,300, excluding closing costs. These pending sales are subject to conditions; as a result, these sales may not occur, may be delayed or their terms may change.
Our Marriott hotels generated net operating cash flow of $3,818 and $4,685 during the three months ended September 30, 2022 and 2021, respectively, and net operating cash flow of $7,411 and a net operating cash flow deficit of $7,895 during the nine months ended September 30, 2022 and 2021, respectively. Any returns we receive from Marriott are limited to the hotels’ available cash flows, if any, after payment of operating expenses. We did not incur capital expenditures for any of the hotels included in our Marriott agreement during the nine months ended September 30, 2022. We incurred capital expenditures of $7,319 for the hotels included in our Marriott agreement during the nine months ended September 30, 2021.
Other. Our management agreement with IHG for one hotel expires on January 31, 2026. Our IHG hotel generated net operating cash flow of $1,273 and $962 during the three months ended September 30, 2022 and 2021, respectively, and net operating cash flow of $2,610 and a cash flow deficit of $384 for the nine months ended September 30, 2022 and 2021, respectively. Any returns we receive from IHG are limited to the hotel’s available cash flows, if any, after payment of operating expenses.
Net lease portfolio
As of September 30, 2022, we owned 769 service-focused retail net lease properties with 13,412,371 square feet with leases requiring annual minimum rents of $372,601 with a weighted (by annual minimum rents) average remaining lease term of 8.8 years. The portfolio was 98.1% leased by 178 tenants operating under 136 brands in 21 distinct industries.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

TA leases. TA is our largest tenant, leasing 29.2% of our total historical real estate investments as of September 30, 2022. We lease to TA a total of 179 travel centers under five leases that expire between 2029 and 2035, subject to TA’s right to extend those leases, and require annual minimum rents of $246,110 as of September 30, 2022. In addition, TA is required to pay us previously deferred rent obligations in quarterly installments of $4,404 through January 31, 2023. TA paid $4,404 and $13,212 of deferred rent to us for each of the three and nine months ended September 30, 2022 and 2021, respectively. The remaining balance of previously deferred rents was $8,807 and $22,018 as of September 30, 2022 and December 31, 2021, respectively.
We recognized rental income from our TA leases of $64,011 and $62,116 for the three months ended September 30, 2022 and 2021, respectively, and $188,280 and $186,357 for the nine months ended September 30, 2022 and 2021, respectively. Rental income was reduced by $3,240 and $3,267 for the three months ended September 30, 2022 and 2021, respectively, and $9,825 and $9,789 for the nine months ended September 30, 2022 and 2021, respectively, to record the deferred rent obligations under our TA leases and the estimated future payments to us by TA for the cost of removing underground storage tanks on a straight-line basis. As of September 30, 2022 and December 31, 2021, we had receivables for current rent amounts owed to us by TA and straight-line rent adjustments of $33,874 and $48,168, respectively. These amounts are included in due from related persons in our condensed consolidated balance sheets.
Our TA leases require TA to pay us percentage rent based upon increases in certain sales. We recognize percentage rent due under our TA leases as rental income when all contingencies are met. We recognized percentage rent of $1,861 during the three and nine months ended September 30, 2022 under our TA leases. In addition, we had aggregate deferred percentage rent under our TA leases of $831 and $1,849 for the three months ended September 30, 2022 and 2021, respectively, and $6,168 and $4,827 for the nine months ended September 30, 2022 and 2021, respectively.
Our TA leases do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components. Under our TA leases, TA may request that we fund capital improvements in return for increases in TA’s annual minimum rent equal to 8.5% of the amounts funded. We did not fund any capital improvements to our properties that we leased to TA during the three and nine months ended September 30, 2022 or 2021.
See Notes 6 and 10 for further information regarding our relationship with TA.
Our other net lease agreements generally provide for minimum rent payments and in addition may include variable payments. Rental income from operating leases, including any payments derived by index or market-based indices, is recognized on a straight-line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining the lease term. We recognized rental income from our net lease properties (excluding TA) of $33,787 and $36,608 for the three months ended September 30, 2022 and 2021, respectively, which included $1,395 and $2,361, respectively, of adjustments to record scheduled rent changes under certain of our leases on a straight-line basis, and $102,669 and $99,594 for the nine months ended September 30, 2022 and 2021, respectively, which included $4,296 and $6,702, respectively, of adjustments to record scheduled rent changes under certain of our leases on a straight-line basis.
We continually review receivables related to rent, straight-line rent and property operating expense reimbursements and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes an assessment of whether substantially all of the amounts due under a tenant’s lease are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as cash is received. We recognize all changes in the collectability assessment for an operating lease as an adjustment to rental income. We recorded reserves for uncollectable amounts of $352 for the three months ended September 30, 2022 and reduced our reserves for uncollectable amounts by $315 for the nine months ended September 30, 2022 based on our assessment of collectability and cash received from certain tenants. We reduced our reserves for uncollectable amounts by $5,373 for the three months ended September 30, 2021 and recorded reserves for uncollectable amounts of $588 for the nine months ended September 30, 2021 based on our assessment of collectability and cash received from certain tenants. We had reserves for uncollectable rents of $7,755 and $15,519 as of September 30, 2022 and December 31, 2021, respectively, included in other assets in our condensed consolidated balance sheets.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 6. Other Investments
Equity method investment
As of September 30, 2022, we owned approximately 34% of Sonesta’s outstanding common stock. We account for our 34% non-controlling interest in Sonesta under the equity method of accounting.
As of September 30, 2022 and December 31, 2021, our investment in Sonesta had a carrying value of $113,168 and $62,687, respectively. The cost basis of our investment in Sonesta exceeded our proportionate share of Sonesta’s total stockholders’ equity book value on the date of acquisition of our initial equity interest in Sonesta, February 27, 2020, by an aggregate of $8,000. As required under GAAP, we are amortizing this difference to equity in earnings of an investee over 31 years, the weighted average remaining useful life of the real estate assets and intangible assets and liabilities owned by Sonesta as of the date of our acquisition. We recorded amortization of the basis difference of $65 in each of the three months ended September 30, 2022 and 2021 and $195 in each of the nine months ended September 30, 2022 and 2021. We recognized income of $2,866 and $2,158 related to our investment in Sonesta for the three months ended September 30, 2022 and 2021, respectively, and income of $4,472 and $50 for the nine months ended September 30, 2022 and 2021, respectively. These amounts are included in equity in earnings of an investee in our condensed consolidated statements of comprehensive income (loss).
We recorded a liability for the fair value of our initial investment in Sonesta, as no cash consideration was exchanged related to the modification of our management agreement with, and investment in, Sonesta. This liability for our investment in Sonesta is included in accounts payable and other liabilities in our condensed consolidated balance sheet and is being amortized on a straight-line basis through January 31, 2037, as a reduction to hotel operating expenses in our condensed consolidated statements of comprehensive income (loss). We reduced hotel operating expenses by $621 for each of the three months ended September 30, 2022 and 2021, respectively, and $1,863 for each of the nine months ended September 30, 2022 and 2021, respectively, for amortization of this liability. As of September 30, 2022 and December 31, 2021, the unamortized balance of this liability was $35,584 and $37,447, respectively.
In March 2021, we funded a $25,443 capital contribution to Sonesta related to its acquisition of Red Lion Hotels Corporation. During the nine months ended September 30, 2022, we funded an aggregate of $45,470 of capital contributions to Sonesta related to Sonesta’s acquisition of a portfolio of four hotels located in New York, NY using cash on hand. We continue to maintain our 34% ownership in Sonesta after giving effect to these fundings.
Investment in equity securities
As of both September 30, 2022 and December 31, 2021, we owned approximately 8.0% of TA’s outstanding shares of common stock, and reported this investment at fair value based on quoted market prices (Level 1 inputs). Our TA shares had a carrying value of $63,896 and $61,159 as of September 30, 2022 and December 31, 2021, respectively. Our historical cost basis for these shares was $24,418 as of both September 30, 2022 and December 31, 2021. We recorded unrealized gains of $23,056 and $24,348 for the three months ended September 30, 2022 and 2021, respectively, and unrealized gains of $2,737 and $20,367 for the nine months ended September 30, 2022 and 2021, respectively, to adjust the carrying value of our investment in shares of TA common stock to its fair value. See Notes 4, 5 and 10 for further information regarding our relationships, agreements and transactions with TA and Note 13 for further information regarding our investment in TA.
Note 7. Indebtedness
Our principal debt obligations at September 30, 2022 were: (1) $95,000 of outstanding borrowings under our $800,000 revolving credit facility; and (2) $5,700,000 aggregate outstanding principal amount of senior unsecured notes. Our revolving credit facility is governed by a credit agreement with a syndicate of institutional lenders.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

As of September 30, 2022, the maturity date of our revolving credit facility was January 15, 2023, and, subject to the payment of an extension fee and meeting certain other conditions, we had the option to extend the maturity date of the facility for one six-month period. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. We are required to pay interest on borrowings under our revolving credit facility at the rate of LIBOR plus a premium, which was 250 basis points per annum, subject to a LIBOR floor of 0.50%, as of September 30, 2022. We also pay a facility fee, which was 30 basis points per annum at September 30, 2022, on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon, among other things, changes to our credit ratings. As of September 30, 2022, the annual interest rate payable on borrowings under our revolving credit facility was 5.26%. The weighted average annual interest rate for borrowings under our revolving credit facility was 4.37% for the three months ended September 30, 2022, 3.36% for the nine months ended September 30, 2022 and 2.85% for both the three and nine months ended September 30, 2021.
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
•in order to exercise the first six month extension option under the credit agreement, we would have needed to be in compliance with the financial covenants under the credit agreement calculated using pro forma projections as defined in the credit agreement for the quarter ending June 30, 2022, annualized, and have repaid or refinanced our $500,000 of 5.00% senior notes due in August 2022; and
•we were not able to utilize the feature in our credit agreement pursuant to which maximum aggregate borrowings may be increased to up to $2,300,000 on a combined basis in certain circumstances until we demonstrated compliance with certain covenants.
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
As a result of the decrease in the size of the revolving credit facility, we recognized a loss on early extinguishment of debt of $590 during the nine months ended September 30, 2022, which represented the write off of a portion of deferred financing fees.
On October 4, 2022, we further amended our credit agreement and exercised our remaining option to extend the maturity date of our revolving credit facility by six months to July 15, 2023. Pursuant to the amendment:
•we agreed to maintain minimum liquidity of $600,000 until we repay or refinance our $500,000 of 4.5% senior notes due in June 2023 and maintain at least $150,000 of liquidity thereafter; and
•restrictions on paying common dividends and issuing secured debt previously agreed to during the existing waiver period were removed, subject to certain conditions.
Our revolving credit facility continues to be secured by 73 properties with an undepreciated book value of $1,573,608 as of September 30, 2022 to secure our obligations under the credit agreement.
On June 15, 2022, we redeemed at par all of our outstanding 5.00% senior notes due 2022 for a redemption price equal to the principal amount of $500,000, plus accrued and unpaid interest. As a result of the redemption, we recorded a loss on early extinguishment of debt of $201 during the nine months ended September 30, 2022, which represented the unamortized discounts and issuance costs related to these notes.
Our credit agreement and our unsecured senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR, ceasing to act as our business manager. Our credit agreement and our unsecured senior notes indentures and their supplements also contain covenants, including those that restrict our ability to incur debts or to make distributions under certain circumstances and generally require us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of our credit agreement and our unsecured senior notes indentures and their supplements as of September 30, 2022.
Note 8. Shareholders' Equity
Distributions
During the nine months ended September 30, 2022, we declared and paid regular quarterly distributions to common shareholders as follows:

Declaration Date	Record Date	Paid Date	Dividend Per Common Share	Total Distributions
January 13, 2022	January 24, 2022	February 17, 2022	$0.01	$1,651
April 14, 2022	April 25, 2022	May 19, 2022	0.01	1,651
July 14, 2022	July 25, 2022	August 18, 2022	0.01	1,651
			$0.03	$4,953
On October 13, 2022, we declared a regular quarterly distribution to common shareholders of record as of October 24, 2022 of $0.20 per share, or $33,091. We expect to pay this amount on or about November 17, 2022.
Share Awards

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
On September 14, 2022, we awarded under our equity compensation plan an aggregate of 384,500 of our common shares, valued at $6.75 per common share, the closing price of our common shares on Nasdaq on that day, to our officers and certain other officers and employees of RMR.
Share Purchases
During the three and nine months ended September 30, 2022, we purchased an aggregate of 68,371 and 68,849 of our common shares, respectively, valued at weighted average share prices of $6.71 and $6.72 per share, respectively. These common share withholdings and purchases were made to satisfy the tax withholding and payment obligations of officers and certain other current and former employees of RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market values based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase dates.
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
We recognized net business management fees payable to RMR of $8,272 and $10,794 for the three months ended September 30, 2022 and 2021, respectively, and $27,455 and $31,836 for the nine months ended September 30, 2022 and 2021, respectively. Based on our common share total return, as defined in our business management agreement, as of each of September 30, 2022 and 2021, no incentive fees are included in the net business management fees we recognized for the three and nine months ended September 30, 2022 or 2021. The actual amount of annual incentive fees for 2022, if any, will be based on our common share total return, as defined in our business management agreement, for the three-year period ending December 31, 2022, and will be payable in January 2023. We did not incur an incentive fee payable to RMR for the year ended December 31, 2021. We include business management fee amounts in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).
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
We recognized property management and construction supervision fees payable to RMR of $1,628 and $1,384 for the three months ended September 30, 2022 and 2021, respectively, and $4,526 and $3,267 for the nine months ended September 30, 2022 and 2021, respectively. Of those amounts, for the three months ended September 30, 2022 and 2021, $975 and $1,002, respectively, of property management fees were expensed to other operating expenses in our condensed consolidated statements of comprehensive income (loss) and $653 and $382, respectively, of construction and supervision fees were capitalized for the three months ended September 30, 2022 and 2021. The amounts capitalized are included in building, improvements and equipment in our condensed consolidated balance sheets. For the nine months ended September 30, 2022 and 2021, $3,007 and $2,683, respectively, of property management fees were expensed to other operating expenses in our condensed consolidated statements of comprehensive income (loss) and $1,520 and $584, respectively, of construction and supervision fees were capitalized and included in building, improvements and equipment in our condensed consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR on our behalf. We are generally not responsible for payment of RMR’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR employees assigned to work exclusively or partly at our net lease properties, our share of the wages, benefits and other related costs of RMR's centralized accounting personnel, our share of RMR’s costs for providing our internal audit function, and as otherwise agreed. We reimbursed RMR $892 and $679 for these expenses and costs for the three months ended September 30, 2022 and 2021, respectively, and $2,331 and $2,016 for the nine months ended September 30, 2022 and 2021, respectively. We included these amounts in other operating expenses and selling, general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income (loss).
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
See Note 8 for information relating to the annual share awards we made in September 2022 to our officers and certain other officers and employees of RMR and common shares we purchased from our officers and certain other current and former officers and employees of RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares to them. We include amounts recognized as expense for share awards to RMR employees in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).
TA. We lease 179 of our travel centers to TA under our TA leases. As of September 30, 2022, we owned approximately 8.0% of TA’s outstanding shares of common stock. RMR provides management services to both us and TA, and Adam D. Portnoy also serves as the chair of the board of directors and as a managing director of TA and, as of September 30, 2022, beneficially owned (including through RMR) approximately 4.5% of TA’s outstanding shares of common stock. See Notes 5, 6 and 13 for further information regarding our relationships, agreements and transactions with, and investments in, TA.
Sonesta. Sonesta is a private company and is controlled by one of our Managing Trustees, Adam D. Portnoy. Mr. Portnoy is the largest owner and controlling shareholder and a director of Sonesta. One of Sonesta’s other directors is our other Managing Trustee and former President and Chief Executive Officer and is Sonesta’s president and chief executive officer. Sonesta’s other director serves as RMR’s and RMR Inc.’s executive vice president, general counsel and secretary, as a managing director of RMR Inc. and as our Secretary. Certain other officers of Sonesta are officers of RMR and certain other officers and employees of Sonesta are former employees of RMR. RMR also provides certain services to Sonesta. As of September 30, 2022, we owned approximately 34% of Sonesta which managed 200 of our hotels. See Notes 4, 5 and 6 for further information regarding our relationships, agreements and transactions with, and investment in, Sonesta.
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
During the three months ended September 30, 2022, we recognized an income tax expense of $390, which includes $318 of state tax expense and $72 of foreign tax expense. During the three months ended September 30, 2021, we recognized an income tax benefit of $55, which includes $194 of state tax benefit and $139 of foreign tax expense.
During the nine months ended September 30, 2022, we recognized an income tax expense of $1,558, which includes $1,153 of state tax expense and $405 of foreign tax expense. During the nine months ended September 30, 2021, we recognized an income tax expense of $1,009, which includes $698 of state tax expense and $309 of foreign tax expense.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 12. Segment Information
We aggregate our hotels and net lease portfolio into two reportable segments, hotel investments and net lease investments, based on their similar operating and economic characteristics.

	For the Three Months Ended September 30, 2022
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$400,453	$—	$—	$400,453
Rental income	—	97,798	—	97,798
Total revenues	400,453	97,798	—	498,251

Expenses:
Hotel operating expenses	318,266	—	—	318,266
Other operating expenses	—	3,511	—	3,511
Depreciation and amortization	55,780	45,734	—	101,514
General and administrative	—	—	11,293	11,293
Loss on asset impairment, net	867	305	—	1,172
Total expenses	374,913	49,550	11,293	435,756

(Loss) gain on sale of real estate, net	(188)	24	—	(164)
Unrealized gains on equity securities, net	—	—	23,056	23,056
Interest income	6	28	1,408	1,442
Interest expense	—	—	(81,740)	(81,740)
Income (loss) before income taxes and equity in earnings of an investee	25,358	48,300	(68,569)	5,089
Income tax expense	—	—	(390)	(390)
Equity in earnings of an investee	—	—	2,801	2,801
Net income (loss)	$25,358	$48,300	$(66,158)	$7,500

	For the Nine Months Ended September 30, 2022
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$1,116,843	$—	$—	$1,116,843
Rental income	—	290,949	—	290,949
Total revenues	1,116,843	290,949	—	1,407,792

Expenses:
Hotel operating expenses	933,803	—	—	933,803
Other operating expenses	—	9,162	—	9,162
Depreciation and amortization	167,821	138,326	—	306,147
General and administrative	—	—	35,743	35,743
Transaction related costs	—	—	1,920	1,920
Loss on asset impairment, net	9,483	237	—	9,720
Total expenses	1,111,107	147,725	37,663	1,296,495

Gain (loss) on sale of real estate, net	44,682	(447)	—	44,235
Unrealized gains on equity securities, net	—	—	2,737	2,737
Interest income	7	28	2,700	2,735
Interest expense	—	—	(263,904)	(263,904)
Loss on early extinguishment of debt	—	—	(791)	(791)
Income (loss) before income taxes and equity in earnings of an investee	50,425	142,805	(296,921)	(103,691)
Income tax expense	—	—	(1,558)	(1,558)
Equity in earnings of an investee	—	—	4,277	4,277
Net income (loss)	$50,425	$142,805	$(294,202)	$(100,972)

	As of September 30, 2022
	Hotels	Net Lease	Corporate	Consolidated
Total assets	$3,309,768	$3,473,119	$849,826	$7,632,713

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

	For the Three Months Ended September 30, 2021
	Hotels	Net Lease	Corporate		Consolidated
Revenues:
Hotel operating revenues	$338,375	$—	$—		$338,375
Rental income	—	98,724	—		98,724
Total revenues	338,375	98,724	—		437,099

Expenses:
Hotel operating expenses	285,233	—	—		285,233
Other operating expenses	—	4,437	—		4,437
Depreciation and amortization	66,065	58,098	—		124,163
General and administrative	—	—	14,231		14,231
Transition related costs	—	—	3,149		3,149
Total expenses	351,298	62,535	17,380		431,213

Gain on sale of real estate, net	—	94	—		94
Unrealized gain on equity securities, net	—	—	24,348		24,348
Interest income	—	—	203		203
Interest expense	—	—	(92,458)		(92,458)
Income (loss) before income taxes and equity in earnings of an investee	(12,923)	36,283	(85,287)		(61,927)
Income tax benefit	—	—	55		55
Equity in earnings of an investee	—	—	2,158		2,158
Net income (loss)	$(12,923)	$36,283	$(83,074)		$(59,714)

	For the Nine Months Ended September 30, 2021
	Hotels	Net Lease	Corporate		Consolidated
Revenues:
Hotel operating revenues	$787,463	$—	$—		$787,463
Rental income	700	286,042	—		286,742
Total revenues	788,163	286,042	—		1,074,205

Expenses:
Hotel operating expenses	723,769	—	—		723,769
Other operating expenses	—	11,758	—		11,758
Depreciation and amortization	200,772	169,436	—		370,208
General and administrative	—	—	40,840		40,840
Transition costs	23,159	—	5,775		28,934
Loss on asset impairment	—	2,110	—		2,110
Total expenses	947,700	183,304	46,615		1,177,619

Gain on sale of real estate, net	10,813	121	—		10,934
Unrealized gain on equity securities, net	—	—	20,367		20,367
Interest income	—	—	485		485
Interest expense	—	—	(273,227)		(273,227)
Income (loss) before income taxes and equity in earnings of an investee	(148,724)	102,859	(298,990)		(344,855)
Income tax expense	—	—	(1,009)		(1,009)
Equity in earnings of an investee	—	—	50		50
Net income (loss)	$(148,724)	$102,859	$(299,949)		$(345,814)

	As of December 31, 2021
	Hotels	Net Lease	Corporate		Consolidated
Total assets	$4,487,101	$3,580,095	$1,086,119	`	$9,153,315
Note 13. Fair Value of Assets and Liabilities
The table below presents certain of our assets carried at fair value at September 30, 2022, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

		Fair Value at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Fair Value Measurement Assets:
Investment in TA (1)	$63,896	$63,896	$—	$—
Non-Recurring Fair Value Measurement Assets:
Assets of properties held for sale (2)	$20,553	$—	$20,553	$—
(1)See Note 6 for further information regarding our investment in TA.
(2)We recorded a loss on impairment of $7,305 during the nine months ended September 30, 2022 and $17,741 during the twelve months ended December 31, 2021 to reduce the carrying values of three of the 22 hotels classified as held for sale as of September 30, 2022 and three net lease properties classified as held for sale as of September 30, 2022, with an aggregate carrying value of $20,553, to their estimated fair value less costs to sell based on offers received from third parties (Level 2 inputs as defined in the fair value hierarchy under GAAP).
In addition to the assets included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, revolving credit facility and senior notes. At September 30, 2022 and December 31, 2021, the fair values of these additional financial instruments approximated their carrying values in our condensed consolidated balance sheets due to their short-term nature or floating interest rates, except as follows:

	September 30, 2022		December 31, 2021
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Senior Unsecured Notes, due 2022 at 5.00%	$—	$—	$499,244	$501,033
Senior Unsecured Notes, due 2023 at 4.50%	499,884	488,125	499,761	505,378
Senior Unsecured Notes, due 2024 at 4.65%	349,409	323,750	349,105	347,039
Senior Unsecured Notes, due 2024 at 4.35%	822,120	725,555	821,017	821,184
Senior Unsecured Notes, due 2025 at 4.50%	348,321	292,499	347,806	342,493
Senior Unsecured Notes, due 2025 at 7.50%	793,089	748,000	791,340	867,712
Senior Unsecured Notes, due 2026 at 5.25%	346,189	278,702	345,342	348,537
Senior Unsecured Notes, due 2026 at 4.75%	447,584	339,611	447,126	439,889
Senior Unsecured Notes, due 2027 at 4.95%	396,727	296,516	396,160	395,862
Senior Unsecured Notes, due 2027 at 5.50%	444,222	365,544	443,383	461,522
Senior Unsecured Notes, due 2028 at 3.95%	393,919	271,756	393,057	370,562
Senior Unsecured Notes, due 2029 at 4.95%	419,486	291,078	418,895	407,448
Senior Unsecured Notes, due 2030 at 4.375%	391,637	262,484	390,786	370,836
Total financial liabilities	$5,652,587	$4,683,620	$6,143,022	$6,179,495
(1)Carrying value includes unamortized discounts and premiums and issuance costs.
At September 30, 2022 and December 31, 2021, we estimated the fair values of our senior notes using an average of the bid and ask price of our then outstanding issuances of senior notes (Level 2 inputs).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2021 Annual Report.
Overview (dollar amounts in thousands, except share amounts and per-room hotel data)
We are a REIT organized under the laws of the State of Maryland. As of September 30, 2022, we owned 1,011 properties in 46 states, the District of Columbia, Canada and Puerto Rico.
Business Environment and Outlook. As a result of the COVID-19 pandemic, and the market practices that arose or increased in response to the pandemic, the impacts they have had on travel and the broader economy throughout the U.S. since March 2020, our hotels have experienced significant declines in occupancy, which have had a significant negative effect on our operating results and cash flow. While occupancy has since recovered significantly, there remains uncertainty as to when and if operations at our hotels will return to pre-pandemic levels. We currently expect that the recovery with respect to business transient and group business will be gradual and likely inconsistent. We also currently expect the recovery of the U.S. hospitality industry to be a multi-year process. In addition, consumer confidence, corporate travel and lodging demand will continue to be affected by economic and market conditions, unemployment levels, perceptions of the safety of returning to normal activities, the continued use of video conferencing technologies rather than in person meetings and broader macroeconomic trends and conditions. These trends, together with increasing labor costs and shortages and commodity and other price inflation and supply chain challenges, may continue to negatively impact our hotel operations, the operations of our tenants and our financial results.
In response to inflationary pressures, the U.S. Federal Reserve has significantly increased the federal funds rate and has signaled that further large increases are likely to occur. These inflationary pressures and rising interest rates in the United States and globally have given rise to increasing concerns that the U.S. economy is now in, or may soon enter, an economic recession and they have caused disruptions in the financial markets. An economic recession, or continued or intensified disruptions in the financial markets could adversely affect our financial condition, operations at our hotels, our tenants, and their ability and willingness to renew our leases or pay rent to us, may restrict our ability to obtain new or replacement financing, would likely increase our cost of capital, and may cause the values of our properties and of our securities to decline.
Liquidity and Financing Transactions. In April 2022, we amended the agreement governing our credit facility to among other things, obtain additional covenant relief, we repaid $200,000 of the outstanding balance, and reduced the size of the facility from $1,000,000 to $800,000. In October 2022, we exercised our remaining six month option to extend the maturity date to July 15, 2023. On June 15, 2022, we redeemed at par all of our outstanding 5.00% senior notes due 2022 for a redemption price equal to the principal amount of $500,000, plus accrued and unpaid interest with cash on hand, including proceeds from the property dispositions discussed below. As of November 1, 2022, we have $114,000 of cash or cash equivalents.
Disposition Activities. During the nine months ended September 30, 2022, we sold 61 hotels with 7,782 rooms for an aggregate sales price of $517,568, excluding closing costs, and 19 net lease properties with 129,548 square feet for an aggregate sales price of $14,169, excluding closing costs. From October 1, 2022 through November 1, 2022, we sold one hotel with 120 rooms and a carrying value of $4,514 for a sales price of $6,025. As of November 1, 2022, we have entered into agreements to sell four Sonesta branded hotels and 16 Marriott branded hotels with an aggregate of 2,701 rooms for an aggregate sales price of $162,470. We continue to market one additional hotel with 219 rooms and three net lease properties with 8,575 square feet for sale. We expect the sale of a majority of these hotels to be completed by the end of the first quarter of 2023.
For further discussion of our property sales and debt, see Notes 4, 5 and 7 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Management agreements and leases. At September 30, 2022, we owned 242 hotels operated under six agreements. We leased these hotels to our wholly owned TRSs that are managed by hotel operating companies. We also owned 769 service-oriented properties with 178 tenants subject to “triple net” leases, where the tenants are generally responsible for the payment of operating expenses and capital expenditures. Our condensed consolidated statements of comprehensive income (loss) include hotel operating revenues and hotel operating expenses from our managed hotels and rental income and other operating expenses from our net lease properties.

On January 7, 2022, we amended and restated our management agreements with Sonesta effective January 1, 2022. As of September 30, 2022, we owned 200 hotels that are managed by Sonesta and six of these hotels are expected to be sold. For further discussion of our hotel agreements with Sonesta, see Notes 4, 5 and 10 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Hotel Portfolio. As of September 30, 2022, we owned 242 hotels. In the three and nine months ended September 30, 2022, the U.S. hotel industry generally realized increases in average daily rate, or ADR, revenue per available room, or RevPAR, and occupancy compared to the corresponding 2021 periods. The following table provides a summary for all our hotels of these revenue metrics for the periods presented which we believe are key indicators of performance at our hotels.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change		2022	2021	Change
All Hotels
No. of hotels	242	304	(62)		242	304	(62)
No. of rooms or suites	40,563	48,439	(7,876)		40,563	48,439	(7,876)
Occupancy	65.8%	60.1%	5.7	pts	61.9%	52.2%	9.7	pts
ADR	$140.05	$114.55	22.3%		$134.19	$102.84	30.5%
RevPAR	$92.15	$68.84	33.9%		$83.06	$53.68	54.7%
Comparable hotels data. We present RevPAR, ADR and occupancy for the periods presented on a comparable basis to facilitate comparisons between periods. We generally define comparable hotels as those that were owned by us and were open and operating for the entire periods being compared. For the three and nine months ended September 30, 2022 and 2021, our comparable results exclude three hotels that had suspended operations during part of the periods presented. The following table provides a summary of these revenue metrics for the periods presented.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Change		2022	2021	Change
Comparable Hotels
No. of hotels	240	240	—		239	239	—
No. of rooms or suites	40,246	40,246	—		39,874	39,874	—
Occupancy	65.9%	59.3%	6.6	pts	62.0%	51.2%	10.8	pts
ADR	$140.05	$120.08	16.6%		$133.41	$107.79	23.8%
RevPAR	$92.29	$71.21	29.6%		$82.71	$55.19	49.9%
We believe these results are primarily due to the improved lodging fundamentals in the current year period and disruption and displacement at certain of our hotels as a result of the COVID-19 pandemic that negatively affected results in the prior year period.
Net Lease Portfolio. As of September 30, 2022, we owned 769 service-focused retail net lease properties with 13,412,371 square feet leased to 178 tenants subject to “triple net” leases (where the tenants are responsible for payments of operating expenses and capital expenditures) requiring annual minimum rent of $372,601. Our net lease portfolio was 98.1% occupied as of September 30, 2022 with a weighted (by annual minimum rent) lease term of 8.8 years, operating under 136 brands in 21 distinct industries. TA is our largest tenant. As of September 30, 2022, we leased 179 travel centers to TA under five master leases that expire between 2029 and 2035 and require annual minimum rents of $246,110.
Additional details of our hotel operating agreements and our net lease agreements are set forth in Notes 5 and 10 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the tables and notes thereto below.

Results of Operations (dollar amounts in thousands, except share amounts)
Three Months Ended September 30, 2022 compared to the Three Months Ended September 30, 2021

	For the Three Months Ended September 30,
			Increase	% Increase
	2022	2021	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$400,453	$338,375	$62,078	18.3%
Rental income	97,798	98,724	(926)	(0.9)%
Total revenues	498,251	437,099	61,152	14.0%

Expenses:
Hotel operating expenses	318,266	285,233	33,033	11.6%
Other operating expenses	3,511	4,437	(926)	(20.9)%
Depreciation and amortization - hotels	55,780	66,065	(10,285)	(15.6)%
Depreciation and amortization - net lease	45,734	58,098	(12,364)	(21.3)%
Total depreciation and amortization	101,514	124,163	(22,649)	(18.2)%
General and administrative	11,293	14,231	(2,938)	(20.6)%
Transaction related costs	—	3,149	(3,149)	(100.0)%
Loss on asset impairment, net	1,172	—	1,172	n/m
Total expenses	435,756	431,213	4,543	1.1%

Other operating income:
(Loss) gain on sale of real estate, net	(164)	94	(258)	(274.5)%
Unrealized gains on equity securities, net	23,056	24,348	(1,292)	(5.3)%
Interest income	1,442	203	1,239	610.3%
Interest expense	(81,740)	(92,458)	(10,718)	(11.6)%
Income (loss) before income taxes and equity in earnings of an investee	5,089	(61,927)	67,016	(108.2)%
Income tax (expense) benefit	(390)	55	(445)	n/m
Equity in earnings of an investee	2,801	2,158	643	29.8%
Net income (loss)	$7,500	$(59,714)	$67,214	112.6%

Weighted average shares outstanding (basic and diluted)	164,745	164,590	155	0.1%

Net income (loss) per common share (basic and diluted)	$0.05	$(0.36)	$0.41	(113.9)%
References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended September 30, 2022, compared to the three months ended September 30, 2021.
Hotel operating revenues. The increase in hotel operating revenues is primarily a result of higher occupancies and average rates at certain of our hotels in the 2022 period and the greater negative impact of the COVID-19 pandemic on our hotels in the 2021 period ($101,468), partially offset by the sale of certain hotels since July 1, 2021 ($39,390). Additional operating statistics of our hotels are included in the table on page 25.
Rental income. The decrease in rental income is primarily the result of the reduction of reserves for uncollectable amounts in the 2021 period as compared to an increase in reserves for uncollectable amounts in the 2022 period ($2,992), partially offset by increases in rental rates and percentage rent recognized at certain of our properties.
Hotel operating expenses. The increase in hotel operating expenses is primarily a result of an increase in occupancy at certain managed hotels resulting in an increase in wages and benefits ($34,168), an increase in controllable costs ($21,680), an increase in insurance ($3,157), an increase in management fees ($3,602) and other operating expenses ($2,678), partially offset by the sale of certain hotels since July 1, 2021 ($32,252).
Other operating expenses. The decrease in other operating expenses is primarily the result of lower operating expenses at certain net lease properties and the sale of certain net lease properties since July 1, 2021.

Depreciation and amortization - hotels. The decrease in depreciation and amortization - hotels is primarily a result of the sale of certain hotels and certain hotels classified as held for sale ($8,302) and certain of our depreciable assets becoming fully depreciated ($3,966) partially offset by depreciation and amortization related to capital additions since July 1, 2021 ($1,983).
Depreciation and amortization - net lease. The decrease in depreciation and amortization - net lease is primarily a result of certain of our depreciable assets being fully depreciated since July 1, 2021 ($12,986) and the sale of certain net lease properties since July 1, 2021 ($622).
General and administrative. The decrease in general and administrative costs is primarily due to a decrease in business management fees as a result of a decrease in our market capitalization ($2,398) and an increase in professional service expenses ($540).
Transaction related costs. Transaction related costs for the three months ended September 30, 2021 are primarily related to our arbitration claim against Marriott.
Loss on asset impairment, net. We recorded a loss on asset impairment of $1,172 to reduce the carrying value of three hotels and one net lease property to their estimated fair value less costs to sell during the three months ended September 30, 2022.
(Loss) gain on sale of real estate, net. We recorded a $164 net loss on sale of real estate during the three months ended September 30, 2022 in connection with the sale of five hotels and six net lease properties. We recorded a $94 net gain on sale of real estate during the three months ended September 30, 2021 in connection with the sale of two net lease properties.
Unrealized gains on equity securities, net. Unrealized gains on equity securities, net represents the adjustment required to adjust the carrying value of our investment in shares of TA common stock to its fair value as of September 30, 2022 and 2021.
Interest income. The increase in interest income is primarily due to higher interest rates during the 2022 period.
Interest expense. The decrease in interest expense is primarily due to lower average outstanding borrowings in the 2022 period, partially offset by higher average interest rates on our revolving credit facility.
Income tax (expense) benefit. The change in income tax (expense) benefit is primarily due to increases in state and foreign sourced income tax expenses during the 2022 period.
Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of the earnings of Sonesta.
Net income (loss). Our net income (loss) and net income (loss) per common share (basic and diluted) each changed in the 2022 period compared to the 2021 period primarily due to the revenue and expense changes discussed above.

Nine Months Ended September 30, 2022 compared to the Nine Months Ended September 30, 2021

	For the Nine Months Ended September 30,
			Increase	% Increase
	2022	2021	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$1,116,843	$787,463	$329,380	41.8%
Rental income	290,949	286,742	4,207	1.5%
Total revenues	1,407,792	1,074,205	333,587	31.1%

Expenses:
Hotel operating expenses	933,803	723,769	210,034	29.0%
Other operating expenses	9,162	11,758	(2,596)	(22.1)%
Depreciation and amortization - hotels	167,821	200,772	(32,951)	(16.4)%
Depreciation and amortization - net lease portfolio	138,326	169,436	(31,110)	(18.4)%
Total depreciation and amortization	306,147	370,208	(64,061)	(17.3)%
General and administrative	35,743	40,840	(5,097)	(12.5)%
Transaction related costs	1,920	28,934	(27,014)	(93.4)%
Loss on asset impairment, net	9,720	2,110	7,610	360.7%
Total expenses	1,296,495	1,177,619	118,876	10.1%

Other operating income:
Gain on sale of real estate, net	44,235	10,934	33,301	304.6%
Unrealized gains on equity securities, net	2,737	20,367	(17,630)	(86.6)%
Interest income	2,735	485	2,250	463.9%
Interest expense	(263,904)	(273,227)	(9,323)	(3.4)%
Loss on early extinguishment of debt	(791)	—	(791)	n/m
Loss before income taxes and equity in earnings of an investee	(103,691)	(344,855)	241,164	(69.9)%
Income tax expense	(1,558)	(1,009)	(549)	54.4%
Equity in earnings of an investee	4,277	50	4,227	n/m
Net loss	$(100,972)	$(345,814)	$244,842	(70.8)%

Weighted average shares outstanding (basic and diluted)	164,697	164,532	165	0.1%

Net loss per common share (basic and diluted)	$(0.61)	$(2.10)	$1.49	n/m
References to changes in the income and expense categories below relate to the comparison of consolidated results for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.
Hotel operating revenues. The increase in hotel operating revenues is primarily a result of higher occupancies and average rates at certain of our hotels in the 2022 period and the greater negative impact of the COVID-19 pandemic on our hotels in the 2021 period ($373,209), partially offset by the sale of certain hotels since January 1, 2021 ($43,829). Additional operating statistics of our hotels are included in the table on page 25.
Rental income. The increase in rental income is primarily the result of increases in rental rates and percentage rent recognized at certain of our properties in the 2022 period as compared to the 2021 period.
Hotel operating expenses. The increase in hotel operating expenses is primarily a result of an increase in occupancy at certain managed hotels resulting in an increase in wages and benefits ($107,799), an increase in controllable costs ($87,336), a decrease in the amount of guaranty and security deposit utilization under certain of our hotel management agreements ($15,696), an increase in management fees ($14,005), an increase in property insurance costs ($12,062) and other operating expenses ($6,290), partially offset by the sale of certain hotels since January 1, 2021 ($33,154).
Other operating expenses. The decrease in other operating expenses is primarily the result of lower operating expenses at certain net lease properties and the sale of certain net lease properties since January 1, 2021.

Depreciation and amortization - hotels. The decrease in depreciation and amortization - hotels is primarily a result of the sale of certain hotels and certain hotels classified as held for sale ($25,351) and certain of our depreciable assets becoming fully depreciated ($15,200), partially offset by depreciation and amortization related to capital additions since January 1, 2021 ($7,600).
Depreciation and amortization - net lease. The decrease in depreciation and amortization - net lease is primarily a result of certain of our depreciable assets being fully depreciated since January 1, 2021 ($29,163) and the sale of certain net lease properties since January 1, 2021 ($1,947).
General and administrative. The decrease in general and administrative costs is primarily due to a decrease in business management fees as a result of a decrease in our market capitalization ($4,256) and an increase in other professional service expenses ($841).
Transaction related costs. Transaction related costs for the nine months ended September 31, 2022 primarily consisted of costs related to our exploration of possible financing transactions. Transaction related costs for the nine months ended September 30, 2021 include $19,971 of hotel manager transition related costs related to rebranding of certain hotels, $5,263 of legal costs related to the arbitration proceedings with Marriott and $3,700 of working capital we previously funded under our Hyatt agreement as a result of the amount no longer expected to be recoverable.
Loss on asset impairment, net. We recorded a $9,720 loss on asset impairment during the nine months ended September 30, 2022 to reduce the carrying value of 25 hotels and four net lease properties to their estimated fair value less costs to sell. We recorded a $2,110 loss on asset impairment during the nine months ended September 30, 2021 to reduce the carrying value of five net lease properties to their estimated fair value less costs to sell.
Gain on sale of real estate, net. We recorded a $44,235 net gain on sale of real estate during the nine months ended September 30, 2022 in connection with the sale of 61 hotels and 19 net lease properties. We recorded a $10,934 net gain on sale of real estate during the nine months ended September 30, 2021 in connection with the sale of six hotels and five net lease properties.
Unrealized gains on equity securities, net. Unrealized gains on equity securities, net represents the adjustment required to adjust the carrying value of our investment in shares of TA common stock to its fair value as of September 30, 2022 and 2021.
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
Income tax expense. The increase in income tax expense is primarily due to an increase in our state income tax expense during the 2022 period, partially offset by lower net state income tax expense.
Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of the earnings of Sonesta.
Net loss. Our net loss and net loss per common share (basic and diluted) each decreased in the 2022 period compared to the 2021 period primarily due to the revenue and expense changes discussed above.
Liquidity and Capital Resources (dollar amounts in thousands, except share amounts)
Our Managers and Tenants
The COVID-19 pandemic has had a material and adverse effect on the lodging and service industries and on our hotel managers’ and tenants’ businesses, and the market practices that arose or increased in response to the pandemic may to have adverse impacts on those and industries and businesses. As a result, the ability or willingness of our hotel managers and tenants to pay us our owner’s priority returns and rents may decline, the likelihood that they will default in paying us returns and rent may increase and the value of those properties may decline. We continue to carefully monitor the effects of the COVID-19 pandemic and economic and market conditions on our operators and our other stakeholders.

As of September 30, 2022, all 242 of our hotels were managed by five hotel operating companies. Our 769 net lease properties were leased to 178 tenants as of September 30, 2022. The costs of operating and maintaining our properties are generally paid by the hotel managers as agents for us or by our tenants for their own account. Our hotel managers and tenants derive their funding for property operating expenses and for returns and rents due to us generally from property operating revenues and, to the extent that these parties themselves fund our owner’s priority returns and rents, from their separate resources. As of September 30, 2022, our hotel managers included Sonesta (200 hotels), Hyatt (17 hotels), Radisson (eight hotels), Marriott (16 hotels) and IHG (one hotel). TA is our largest tenant (179 travel centers).
As of September 30, 2022, we owned 200 hotels that are managed by Sonesta and six of these hotels are Sale Hotels.
On January 7, 2022, we and Sonesta amended and restated our management agreements effective January 1, 2022. As of that date, we owned 261 hotels managed by Sonesta, including the 67 Sale Hotels. Among other things, the amendments to the agreements between us and Sonesta for the 194 Retained Hotels are as follows:
•The term for the Retained Hotels expire on January 31, 2037 and includes two 15-year renewal options.
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
For the Sale Hotels, the term was extended to the earlier of December 31, 2022 (or until the applicable hotel has been sold) and the FF&E reserve funding requirement was removed. Our owner’s priority return will be reduced by the current owner’s priority return for a Sale Hotel once sold. The total owner’s priority return for all the remaining Sale Hotels was $11,819 as of September 30, 2022.
See Notes 5 and 10 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on these agreements.
We recorded reserves for uncollectable amounts of $352 for the three months ended September 30, 2022 and reduced our reserves for uncollectable amounts by $315 for the nine months ended September 30, 2022 based on our assessment of collectability and cash received from certain tenants. We reduced our reserves for uncollectable amounts by $5,373 for the three months ended September 30, 2021 and recorded reserves for uncollectable amounts of $588 for the nine months ended September 30, 2021 based on our assessment of collectability and cash received from certain tenants. We had reserves for uncollectable rents of $7,755 and $15,519 as of September 30, 2022 and December 31, 2021, respectively, included in other assets in our condensed consolidated balance sheets.
We define net lease coverage as earnings before interest, taxes, depreciation, amortization and rent, or EBITDAR, divided by the annual minimum rent due to us weighted by the minimum rent of the property to total minimum rents of the net lease portfolio. EBITDAR amounts used to determine rent coverage are generally for the latest twelve month period reported based on the most recent operating information, if any, furnished by the tenant. Operating statements furnished by the tenant often are unaudited and, in certain cases, may not have been prepared in accordance with GAAP and are not independently verified by us. Tenants that do not report operating information are excluded from the coverage calculations. In instances where we do not have financial information for the most recent quarter from our tenants, we have calculated an implied EBITDAR for the period using industry benchmark data to more accurately reflect the current operating trends. As a result, we believe using this industry benchmark data provides a more reasonable estimated representation of recent operating results and coverage for those tenants. Our net lease properties generated coverage of 2.88x and 2.37x as of September 30, 2022 and 2021, respectively.

Our Operating Liquidity and Capital Resources
Our principal sources of funds to meet operating and capital expenses, debt service obligations and distributions to our shareholders are owner’s priority returns from our hotels, rents from our net lease portfolio and borrowings under our revolving credit facility. We receive owner’s priority returns and rents from our managers and tenants monthly. We may receive additional returns, percentage rents and our share of the operating profits of our managed hotels after payment of management fees and other deductions, if any, either monthly or quarterly, and these amounts are usually subject to annual reconciliations. We believe that these sources of funds will be sufficient to meet our operating and capital expenses, pay debt service obligations and make distributions to our shareholders for the next twelve months and for the foreseeable future thereafter. However, as a result of economic conditions, including if the U.S. enters an economic recession, or otherwise, our managers and tenants may become unable or unwilling to pay owner’s priority returns and rents to us when due, and, as a result, our cash flows and net income would decline and we may need to reduce the amount of, or even eliminate, our distributions to common shareholders. Also, our revolving credit facility matures on July 15, 2023 and we have no remaining extension options. Although we currently expect to enter into a new facility prior to its maturity or obtain alternative financing, there can be no assurance we will be successful in doing so.
The following is a summary of our sources and uses of cash flows for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash and cash equivalents and restricted cash at the beginning of the period	$947,418	$91,456
Net cash provided by (used in):
Operating activities	147,114	1,002
Investing activities	396,980	(87,352)
Financing activities	(1,413,375)	909,083
Cash and cash equivalents and restricted cash at the end of the period	$78,137	$914,189
The increase in cash provided by operating activities for the 2022 period compared to the 2021 period is primarily due to higher returns and rents earned from our hotel and net lease portfolios and lower interest expense in the 2022 period. The change from cash flows used in investing activities in the 2021 period to cash flows provided by investing activities in the 2022 period is primarily due to an increase in real estate dispositions in the 2022 period and a decrease in hotel managers’ purchases with restricted cash, partially offset by an increase in investments in Sonesta in the 2022 period. The change from cash flows provided by financing activities in the 2021 period to cash flows used in financing activities for the 2022 period is primarily due to our repayment of debt in the 2022 period compared to a drawdown of the then remaining capacity on our revolving credit facility in the 2021 period.
We maintain our qualification for taxation as a REIT under the IRC by meeting certain requirements. We lease 242 hotels to our wholly owned TRSs that are managed by hotel operating companies. As a REIT, we do not expect to pay federal income taxes on the majority of our income; however, the income realized by our TRSs in excess of the rent they pay to us is subject to U.S. federal income tax at corporate income tax rates. In addition, the income we receive from our hotels in Canada and Puerto Rico is subject to taxes in those jurisdictions and we are subject to taxes in certain states where we have properties despite our qualification for taxation as a REIT.
Our Investment and Financing Liquidity and Capital Resources
Our hotel operating agreements generally provide that, if necessary, we may provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. During the nine months ended September 30, 2022, we funded $68,502 for capital improvements in excess of FF&E reserves available to our hotels. We currently expect to fund $45,000 for capital improvements to certain hotels during the last three months of 2022 using cash on hand.
Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. We own all the FF&E escrows for our hotels. During the nine months ended September 30, 2022, our hotel managers and tenants deposited $6,533 to these accounts and spent $3,436 from the FF&E reserve escrow accounts to renovate and refurbish our hotels. As of September 30, 2022, there was $10,891 on deposit in these escrow accounts, which was held directly by us and is reflected in our condensed consolidated balance sheets as restricted cash.

Our net lease portfolio leases do not require FF&E escrow deposits. However, tenants under these leases are required to maintain the leased properties, including structural and non-structural components. Tenants under certain of our net lease portfolio leases, including TA, may request that we purchase qualifying capital improvements to the leased facilities in return for minimum rent increases or we may agree to provide allowances for tenant improvements upon execution of new leases or when renewing our existing leases. We funded $5,450 of capital improvements to properties under these lease provisions during the nine months ended September 30, 2022. Tenants are not obligated to request and we are not obligated to purchase any such improvements. As of September 30, 2022, we had $2,049 of unspent leasing-related obligations related to certain net lease tenants.
During the nine months ended September 30, 2022, we sold 61 hotels with 7,782 rooms for an aggregate sales price of $517,568, excluding closing costs, and 19 net lease properties with 129,548 square feet for an aggregate sales price of $14,169, excluding closing costs. From October 1, 2022 through November 1, 2022, we sold one hotel with 120 rooms for an aggregate sales price of $6,025, excluding closing costs. As of November 1, 2022, we have entered into agreements to sell four Sonesta branded hotels and 16 Marriott branded hotels with an aggregate of 2,701 rooms for an aggregate sales price of $162,470. We continue to market one additional hotel with 219 rooms for sale and three net lease properties with 8,575 square feet for sale. We expect the sale of a majority of these hotels to be completed by the end of the first quarter of 2023. We expect to use the proceeds from the asset sales for general business purposes, which may include the repayment of debt.
During the nine months ended September 30, 2022, we funded $45,470 of capital contributions to Sonesta related to Sonesta’s acquisition of a portfolio of four hotels located in New York, NY using cash on hand.
During the nine months ended September 30, 2022, we declared and paid regular quarterly distributions to common shareholders using cash on hand as follows:

Declaration Date	Record Date	Paid Date	Dividend Per Common Share	Total Distributions
January 13, 2022	January 24, 2022	February 17, 2022	$0.01	$1,651
April 14, 2022	April 25, 2022	May 19, 2022	0.01	1,651
July 14, 2022	July 25, 2022	August 18, 2022	0.01	1,651
			$0.03	$4,953
On October 13, 2022, we declared a regular quarterly distribution to common shareholders of record as of October 24, 2022 of $0.20 per share, or $33,091. We expect to pay this amount on or about November 17, 2022 using cash on hand.
In order to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a revolving credit facility which is governed by the credit agreement. As of September 30, 2022 the maturity date of our revolving credit facility was January 15, 2023, and, subject to the payment of an extension fee and meeting certain other conditions as noted below, we had the option to extend the maturity date of this facility by one additional six-month period. We are required to pay interest at the rate of LIBOR plus a premium, which was 250 basis points per annum, subject to a LIBOR floor of 0.50% at September 30, 2022, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 30 basis points per annum at September 30, 2022. Both the interest rate premium and the facility fee were subject to adjustment based upon changes to our credit ratings. We can borrow, subject to meeting certain financial covenants, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of September 30, 2022, the annual interest rate payable on borrowings under our revolving credit facility was 5.26%.
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
On October 4, 2022, we further amended our credit agreement and exercised our remaining option to extend the maturity date of our revolving credit facility by six months to July 15, 2023. Pursuant to the amendment:
•we agreed to maintain minimum liquidity of $600,000 until we repay or refinance our $500,000 of 4.5% senior notes due in June 2023 and maintain at least $150,000 of liquidity thereafter; and
•restrictions on paying common dividends and issuing secured debt previously agreed to during the existing waiver period were removed, subject to certain conditions.
Our revolving credit facility continues to be secured by 73 properties with an undepreciated book value of $1,573,608 as of September 30, 2022 to secure our obligations under the credit agreement.
As of September 30, 2022, we had $95,000 of borrowings outstanding under our revolving credit facility.

Our term debt maturities (other than our revolving credit facility) as of September 30, 2022 were as follows:

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
Our ability to complete, and the costs associated with, future debt transactions depends primarily upon credit market conditions and our then perceived creditworthiness. We have no control over market conditions. Our credit ratings depend upon evaluations by credit rating agencies of our business practices and plans, including our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity capital market conditions and our ability to conduct our business to maintain and grow our operating cash flows. We intend to conduct our business activities in a manner which will afford us reasonable access to capital for investment and financing activities. However, as discussed elsewhere in this Quarterly Report on Form 10-Q, the duration and severity of the COVID-19 pandemic, and the market practices that arose or increase in response to the pandemic, and its impact on economic conditions, as well as the impacts of the current, and possibly future, inflationary conditions, increasing interest rates and a possible recession are uncertain and may have various negative consequences on us and our operations, including a decline in financing availability and increased costs for financing. Further, such conditions could also disrupt the capital markets generally and limit our access to financing from public sources or on favorable terms, particularly if the global financial markets experience significant disruptions.

Debt Covenants
Our debt obligations at September 30, 2022 consisted of $95,000 of outstanding borrowings under our revolving credit facility and $5,700,000 of publicly issued term debt. Our publicly issued term debt is governed by our indentures and related supplements. These indentures and related supplements and our credit agreement contain covenants that generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, and require us to maintain various financial ratios and our credit agreement currently restricts our ability to make certain investments and limits our distributions under certain circumstances. Our credit agreement and our unsecured senior notes, indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR ceasing to act as our business manager. As of September 30, 2022, we believe we were in compliance with all of the covenants under our indentures and their supplements and our credit agreement.
Senior Notes Indenture Covenants
The following table summarizes the results of the financial tests required by the indentures and related supplements for our senior unsecured notes as of September 30, 2022:

	Actual Results	Covenant Requirement
Total debt / adjusted total assets	53.8%	Maximum of 60%
Secured debt / adjusted total assets	0.9%	Maximum of 40%
Consolidated income available for debt service / debt service	1.72x	Minimum of 1.50x
Total unencumbered assets / unsecured debt	161.0%	Minimum 150%
Our ability to incur additional debt is subject to meeting the required covenant levels and subject to the provisions of our credit facility and senior notes indentures. Because the margin by which we satisfied the minimum required consolidated income available for debt service to debt service ratio as of the September 30, 2022 quarter end was relatively small, our current ability to incur additional debt remains limited.
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
The following table presents summarized financial information for us and the subsidiary guarantors, on a combined basis after elimination of (i) intercompany transactions and balances among us and the subsidiary guarantors and (ii) equity in earnings from, and any investments in, any of our non-guarantor subsidiaries:

	As of September 30, 2022	As of December 31, 2021
Real estate properties, net (1)	$5,357,575	$5,607,883
Intercompany balances (2)	879,003	826,338
Other assets, net	769,942	2,074,353

Indebtedness, net	$5,747,590	$7,143,022
Other liabilities	403,912	430,267

Nine Months Ended September 30, 2022
Revenues	$1,304,524
Expenses	1,523,062
Net loss	(218,538)
(1)Real estate properties, net as of September 30, 2022 includes $193,201 of properties owned directly by us and not included in the assets of the subsidiary guarantors.
(2)Intercompany balances represent receivables from non-guarantor subsidiaries.
Management Agreements, Leases and Operating Statistics (dollar amounts in thousands, except hotel statistics)
As of September 30, 2022, we owned and managed a diverse portfolio of hotels and net lease properties across the United States and in Puerto Rico and Canada with 147 brands across 22 industries.
Hotel Portfolio
The following tables summarize the operating statistics, including ADR, occupancy and RevPAR reported to us by our hotel managers by hotel brand for the periods indicated. All operating data presented are based upon the operating results provided by our hotel managers for the indicated periods. We have not independently verified our managers’ operating data.

Comparable Hotels*			No. of Rooms or Suites	Occupancy			ADR			RevPAR
	Service Level	No. of Hotels		Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
Brand				2022	2021	Change	2022	2021	Change	2022	2021	Change
Sonesta	Full Service	22	7,145	63.2%	52.8%	10.4 Pts	$154.00	$146.77	4.9%	$97.33	$77.49	25.6%
Royal Sonesta (1)	Full Service	17	5,663	60.3%	43.5%	16.8 Pts	241.75	201.76	19.8%	145.78	87.77	66.1%
Radisson Hotel	Full Service	5	1,149	65.8%	58.1%	7.7 Pts	138.88	113.20	22.7%	91.38	65.77	38.9%
Crowne Plaza	Full Service	1	495	59.0%	51.1%	7.9 Pts	135.27	123.47	9.6%	79.81	63.09	26.5%
Country Inn and Suites	Full Service	3	430	74.1%	62.4%	11.7 Pts	160.31	130.77	22.6%	118.79	81.60	45.6%
Full Service Total/Average		48	14,882	62.4%	50.1%	12.3 Pts	184.93	159.67	15.8%	115.40	79.99	44.3%
Sonesta Select (1)	Select Service	49	7,093	56.5%	42.3%	14.2 Pts	123.75	117.86	5.0%	69.92	49.85	40.3%
Hyatt Place	Select Service	17	2,107	71.1%	66.7%	4.4 Pts	121.30	111.53	8.8%	86.24	74.39	15.9%
Courtyard	Select Service	13	1,813	62.0%	61.1%	0.9 Pts	123.62	114.08	8.4%	76.64	69.70	10.0%
Select Service Total/Average		79	11,013	60.2%	50.1%	10.1 Pts	123.17	115.49	6.6%	74.15	57.86	28.2%
Sonesta ES Suites	Extended Stay	60	7,643	72.5%	73.9%	(1.4)Pts	130.19	112.08	16.2%	94.39	82.83	14.0%
Sonesta Simply Suites	Extended Stay	50	6,366	75.5%	79.1%	(3.6)Pts	88.70	75.75	17.1%	66.97	59.92	11.8%
Residence Inn	Extended Stay	3	342	70.9%	69.9%	1.0 Pts	125.90	118.37	6.4%	89.26	82.74	7.9%
Extended Stay Total/Average		113	14,351	73.7%	76.1%	(2.4)Pts	111.41	95.86	16.2%	82.11	72.95	12.6%
Comparable Hotels Total/Average		240	40,246	65.9%	59.3%	6.6 Pts	$140.05	$120.08	16.6%	$92.29	$71.21	29.6%

Comparable Hotels*			No. of Rooms or Suites	Occupancy			ADR			RevPAR
	Service Level	No. of Hotels		Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
Brand				2022	2021	Change	2022	2021	Change	2022	2021	Change
Sonesta (1)	Full Service	22	7,145	61.0%	45.1%	15.9 Pts	$152.54	$131.82	15.7%	$93.05	$59.45	56.5%
Royal Sonesta (1)	Full Service	16	5,291	52.2%	34.7%	17.5 Pts	236.88	183.22	29.3%	123.65	63.58	94.5%
Radisson Hotel	Full Service	5	1,149	64.5%	48.4%	16.1 Pts	134.84	103.06	30.8%	86.97	49.88	74.4%
Crowne Plaza	Full Service	1	495	54.6%	46.6%	8.0 Pts	130.66	110.77	18.0%	71.34	51.62	38.2%
Country Inn and Suites	Full Service	3	430	65.5%	48.8%	16.7 Pts	138.52	110.59	25.3%	90.73	53.97	68.1%
Full Service Total/Average		47	14,510	58.0%	41.8%	16.2 Pts	177.76	142.92	24.4%	103.10	59.74	72.6%
Sonesta Select (1)	Select Service	49	7,093	50.9%	35.5%	15.4 Pts	117.67	104.08	13.1%	59.89	36.95	62.1%
Hyatt Place	Select Service	17	2,107	68.1%	59.9%	8.2 Pts	118.99	99.56	19.5%	81.03	59.64	35.9%
Courtyard	Select Service	13	1,813	56.0%	50.6%	5.4 Pts	118.86	101.10	17.6%	66.56	51.16	30.1%
Select Service Total/Average		79	11,013	55.0%	42.6%	12.4 Pts	118.18	102.28	15.5%	65.00	43.57	49.2%
Sonesta ES Suites (1)	Extended Stay	60	7,643	70.8%	66.2%	4.6 Pts	124.30	103.34	20.3%	88.00	68.41	28.6%
Sonesta Simply Suites	Extended Stay	50	6,366	72.7%	69.3%	3.4 Pts	84.96	70.47	20.6%	61.77	48.84	26.5%
Residence Inn	Extended Stay	3	342	66.0%	56.8%	9.2 Pts	119.52	109.29	9.4%	78.88	62.08	27.1%
Extended Stay Total/Average		113	14,351	71.5%	67.4%	4.1 Pts	106.61	88.57	20.4%	76.23	59.70	27.7%
Comparable Hotels Total/Average		239	39,874	62.0%	51.2%	10.8 Pts	$133.41	$107.79	23.8%	$82.71	$55.19	49.9%
*We generally define comparable hotels as those that were owned by us and were open and operating for the entire periods being compared. For the three and nine months ended September 30, 2022 and 2021, our comparable results excluded three hotels that had suspended operations during part of the periods presented.

All Hotels*			No. of Rooms or Suites	Occupancy			ADR			RevPAR
	Service Level	No. of Hotels		Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
Brand				2022	2021	Change	2022	2021	Change	2022	2021	Change
Sonesta	Full Service	23	7,364	63.2%	52.8%	10.4 Pts	$154.00	$146.77	4.9%	$97.33	$77.49	25.6%
Royal Sonesta (1)	Full Service	17	5,663	60.3%	43.5%	16.8 Pts	241.75	201.76	19.8%	145.78	87.77	66.1%
Radisson Hotel	Full Service	5	1,149	65.8%	58.1%	7.7 Pts	138.88	113.20	22.7%	91.38	65.77	38.9%
Crowne Plaza	Full Service	1	495	59.0%	51.1%	7.9 Pts	135.27	123.47	9.6%	79.81	63.09	26.5%
Country Inn and Suites	Full Service	3	430	74.1%	62.4%	11.7 Pts	160.31	130.77	22.6%	118.79	81.60	45.6%
Full Service Total/Average		49	15,101	62.4%	50.1%	12.3 Pts	184.93	159.67	15.8%	115.40	79.99	44.3%
Sonesta Select (1)	Select Service	49	7,093	56.5%	42.3%	14.2 Pts	123.75	117.86	5.0%	69.92	49.85	40.3%
Hyatt Place	Select Service	17	2,107	71.1%	66.7%	4.4 Pts	121.30	111.53	8.8%	86.24	74.39	15.9%
Courtyard	Select Service	13	1,813	62.0%	61.1%	0.9 Pts	123.62	114.08	8.4%	76.64	69.70	10.0%
Select Service Total/Average		79	11,013	60.2%	50.1%	10.1 Pts	123.17	115.49	6.6%	74.15	57.86	28.2%
Simply ES Suites	Extended Stay	60	7,643	72.5%	73.9%	(1.4)Pts	130.19	112.08	16.2%	94.39	82.83	14.0%
Sonesta Simply Suites	Extended Stay	51	6,464	74.7%	78.9%	(4.2)Pts	88.70	75.64	17.3%	66.26	59.68	11.0%
Residence Inn	Extended Stay	3	342	70.9%	69.9%	1.0 Pts	125.90	118.37	6.4%	89.26	82.74	7.9%
Extended Stay Total/Average		114	14,449	73.4%	76.0%	(2.6)Pts	111.41	95.69	16.4%	81.77	72.72	12.4%
All Hotels Total/Average		242	40,563	65.8%	59.4%	6.4 Pts	$140.05	$119.93	16.8%	$92.15	$71.24	29.4%

All Hotels*			No. of Rooms or Suites	Occupancy			ADR			RevPAR
	Service Level	No. of Hotels		Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
Brand				2022	2021	Change	2022	2021	Change	2022	2021	Change
Sonesta (1)	Full Service	23	7,364	61.0%	45.1%	15.9 Pts	$152.54	$131.82	15.7%	$93.05	$59.45	56.5%
Royal Sonesta (1)	Full Service	17	5,663	52.5%	34.3%	18.2 Pts	236.17	183.10	29.0%	123.99	62.80	97.4%
Radisson Hotel	Full Service	5	1,149	64.5%	48.4%	16.1 Pts	134.84	103.06	30.8%	86.97	49.88	74.4%
Crowne Plaza	Full Service	1	495	54.6%	46.6%	8.0 Pts	130.66	110.77	18.0%	71.34	51.62	38.2%
Country Inn and Suites	Full Service	3	430	65.5%	48.8%	16.7 Pts	138.52	110.59	25.3%	90.73	53.97	68.1%
Full Service Total/Average		49	15,101	57.9%	41.6%	16.3 Pts	178.95	143.17	25.0%	103.61	59.56	74.0%
Sonesta Select (1)	Select Service	49	7,093	50.9%	35.5%	15.4 Pts	117.67	104.08	13.1%	59.89	36.95	62.1%
Hyatt Place	Select Service	17	2,107	68.1%	59.9%	8.2 Pts	118.99	99.56	19.5%	81.03	59.64	35.9%
Courtyard	Select Service	13	1,813	56.0%	50.6%	5.4 Pts	118.86	101.10	17.6%	66.56	51.16	30.1%
Select Service Total/Average		79	11,013	55.0%	42.6%	12.4 Pts	118.18	102.28	15.5%	65.00	43.57	49.2%
Simply ES Suites (1)	Extended Stay	60	7,643	70.8%	66.2%	4.6 Pts	124.30	103.34	20.3%	88.00	68.41	28.6%
Sonesta Simply Suites	Extended Stay	51	6,464	71.9%	69.4%	2.5 Pts	84.96	70.35	20.8%	61.09	48.82	25.1%
Residence Inn	Extended Stay	3	342	66.0%	56.8%	9.2 Pts	119.52	109.29	9.4%	78.88	62.08	27.1%
Extended Stay Total/Average		114	14,449	71.2%	67.4%	3.8 Pts	106.61	88.38	20.6%	75.91	59.57	27.4%
All Hotels Total/Average		242	40,563	61.9%	51.2%	10.7 Pts	$134.19	$107.78	24.5%	$83.06	$55.18	50.5%
*Results of all hotels owned as of September 30, 2022. Excludes the results of hotels sold during the periods presented.
(1)Includes operator data for periods prior to when certain hotels were managed by Sonesta.
Net Lease Portfolio
As of September 30, 2022, our net lease properties were 98.1% occupied and we had 21 properties available for lease. During the nine months ended September 30, 2022, we entered into lease renewals for 142,071 rentable square feet at weighted (by rentable square feet) average rents that were 3.47% higher than the prior rents for the same space. The weighted (by rentable square feet) average lease term for these leases was 6.2 years. We also entered into new leases for 140,492 rentable square feet at weighted (by rentable square feet) average rents that were 21.2% higher than the prior rents for the same space. The weighted (by rentable square feet) average lease term for these leases was 10.1 years.

As of September 30, 2022, our net lease tenants operated across more than 136 brands. The following table identifies the top ten brands based on investment.

	Brand	No. of Buildings	Investment (1)	Percent of Total Investment	Annualized Minimum Rent (2)	Percent of Total Annualized Minimum Rent	Coverage (3)

1.	TravelCenters of America	134	$2,289,189	44.8%	$168,012	45.1%	2.65	x
2.	Petro Stopping Centers	45	1,021,226	20.0%	78,099	21.0%	2.33	x
3.	The Great Escape	14	98,242	1.9%	7,711	2.1%	7.21x
4.	Life Time Fitness	3	92,617	1.8%	5,770	1.5%	1.81x
5.	AMC Theatres	10	86,727	1.7%	6,852	1.8%	1.45x
6.	Buehler's Fresh Foods	5	76,469	1.5%	5,657	1.5%	5.90x
7.	Heartland Dental	59	61,120	1.2%	4,629	1.2%	4.29x
8.	Norms	10	53,673	1.1%	3,628	1.0%	2.12x
9.	Express Oil Change	23	49,724	1.0%	3,717	1.0%	4.34x
10.	Regal Cinemas	6	44,476	0.9%	3,736	1.0%	1.19x
	Other (4)	460	1,237,157	24.1%	84,790	22.8%	4.80	x
	Total	769	$5,110,620	100.0%	$372,601	100.0%	2.88	x
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
(3)See page 29 for our definition of coverage.
(4)Other includes 127 distinct brands with an average investment of $9,741 and average annual minimum rent of $668.
As of September 30, 2022, our top 10 net lease tenants based on annualized minimum rent are listed below.

	Tenant	Brand Affiliation	No. of Buildings	Investment (1)	Percent of Total Investment	Annualized Minimum Rent(2)	Percent of Total Annualized Minimum Rent	Coverage (3)

1.	TravelCenters of America	TravelCenters of America / Petro Stopping Centers	179	$3,310,415	64.8%	$246,110	66.1%	2.54x	(4)
2.	Universal Pool Co., Inc.	The Great Escape	14	98,242	1.9%	7,711	2.1%	7.79x
3.	Healthy Way of Life II, LLC	Life Time Fitness	3	92,617	1.8%	5,770	1.5%	1.81x
4.	American Multi-Cinema, Inc.	AMC Theatres	10	86,727	1.7%	6,852	1.8%	1.01x
5.	Styx Acquisition, LLC	Buehler's Fresh Foods	5	76,469	1.5%	5,657	1.5%	5.90x
6.	Professional Resource Development, Inc.	Heartland Dental	59	61,120	1.2%	4,629	1.2%	4.42x
7.	Norms Restaurants, LLC	Norms	10	53,673	1.1%	3,628	1.0%	2.34x
8.	Express Oil Change, L.L.C.	Express Oil Change	23	49,724	1.0%	3,717	1.0%	4.34x
9.	Regal Cinemas, Inc.	Regal Cinemas	6	44,476	0.9%	3,736	1.0%	0.70x
10.	Pilot Travel Centers LLC	Flying J Travel Plaza	6	38,314	0.7%	3,216	0.9%	5.86x
	Subtotal, top 10		315	3,911,777	76.5%	291,026	78.1%	2.98x
11.	Other (5)	Various	454	1,198,843	23.5%	81,575	21.9%	2.61x
	Total		769	$5,110,620	100.0%	$372,601	100.0%	2.88x
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
(3)See page 29 for our definition of coverage.

(4)TA is our largest tenant. We lease 179 travel centers (134 under the TravelCenters of America brand and 45 under the Petro Stopping Centers brand) to a subsidiary of TA under five master leases that expire in 2029, 2031, 2032, 2033 and 2035, respectively. TA has two renewal options for 15 years each for all of the travel centers. In addition to the payment of our minimum rent, the TA leases provide for payment to us of percentage rent based on increases in total non-fuel revenues over base levels (3.5% of non-fuel revenues above applicable base years). TA's remaining deferred rent obligation of $8,807 is being paid in quarterly installments of $4,404 through January 31, 2023.
(5)Other includes 168 tenants with an average investment of $7,136 and average annual minimum rent of $486.
As of September 30, 2022, our net lease tenants operated across 21 distinct industries within the service-oriented retail sector of the U.S. economy.

Industry	No. of Buildings	Investment (1)	Percent of Total Investment	Annualized Minimum Rent (2)	Percent of Total Annualized Minimum Rent	Coverage (3)

Travel Centers	182	$3,352,096	65.6%	$249,326	66.9%	2.57	x
Restaurants-Quick Service	217	295,040	5.8%	19,828	5.3%	3.04	x
Restaurants-Casual Dining	53	192,195	3.8%	11,923	3.2%	2.46	x
Health and Fitness	13	186,364	3.6%	10,991	2.9%	1.88	x
Movie Theaters	21	178,572	3.5%	13,813	3.7%	0.94	x
Grocery Stores	19	129,152	2.5%	9,191	2.5%	5.59	x
Medical, Dental Office	72	121,974	2.4%	9,931	2.7%	3.45	x
Automotive Equipment & Services	64	98,689	1.9%	7,178	1.9%	3.17	x
Home Goods and Leisure	14	98,242	1.9%	7,711	2.1%	7.21	x
Automotive Dealers	8	62,550	1.2%	4,956	1.3%	5.98	x
Entertainment	4	61,436	1.2%	4,301	1.1%	2.54	x
Educational Services	9	55,319	1.1%	4,451	1.2%	1.41	x
General Merchandise Stores	4	55,112	1.1%	3,850	1.0%	2.87	x
Vacant	21	43,821	0.9%	—	—%	—	x
Other	12	39,695	0.8%	4,719	1.3%	4.47	x
Building Materials	27	30,342	0.6%	2,575	0.7%	7.31	x
Miscellaneous Manufacturing	6	30,037	0.6%	2,240	0.6%	12.60	x
Car Washes	5	28,658	0.6%	2,170	0.6%	3.41	x
Drug Stores and Pharmacies	7	19,251	0.4%	1,258	0.3%	1.19	x
Sporting Goods	3	17,742	0.3%	967	0.3%	5.69	x
Legal Services	5	11,362	0.1%	1,033	0.3%	1.89	x
Dollar Stores	3	2,971	0.1%	189	0.1%	2.65	x
Total	769	$5,110,620	100.0%	$372,601	100.0%	2.88	x
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
(3)See page 29 for our definition of coverage.

As of September 30, 2022, lease expirations at our net lease properties by year are as follows:

Year (1)	Square Feet	Annualized Minimum Rent Expiring	Percent of Total Annualized Minimum Rent Expiring	Cumulative % of Total Minimum Rent Expiring

2022	205,007	$1,721	0.5%	0.5%
2023	168,710	1,904	0.5%	1.0%
2024	769,082	11,177	3.0%	4.0%
2025	436,524	8,950	2.4%	6.4%
2026	1,080,336	12,187	3.3%	9.7%
2027	1,083,336	14,231	3.8%	13.5%
2028	551,971	9,369	2.5%	16.0%
2029	1,343,309	48,482	13.0%	29.0%
2030	138,590	4,182	1.1%	30.1%
2031	1,313,222	48,869	13.1%	43.2%
2032	1,280,745	53,442	14.4%	57.6%
2033	1,183,464	53,178	14.3%	71.9%
2034	117,211	3,785	1.0%	72.9%
2035	2,234,644	80,283	21.6%	94.5%
2036	558,374	7,809	2.1%	96.6%
2037	35,103	154	0.0%	96.6%
2038	66,700	1,184	0.3%	96.9%
2039	134,901	3,214	0.9%	97.8%
2040	115,142	2,406	0.6%	98.4%
2041	223,043	2,291	0.6%	99.0%
2042	57,499	155	0.0%	99.0%
2045	63,490	3,628	1.0%	100.0%
Total	13,160,403	$372,601	100%
(1)The year of lease expiration is pursuant to contract terms.
As of September 30, 2022, shown below is the list of our top ten states based on annualized minimum rent where our net lease properties were located. No other state represents more than 3% of our net lease annual minimum rents.

State	Square Feet	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent

Texas	1,176,854	$32,168	8.6%
Illinois	1,010,047	26,581	7.1%
Ohio	1,302,273	26,105	7.0%
California	399,045	23,902	6.4%
Georgia	597,248	20,312	5.5%
Arizona	476,651	17,552	4.7%
Indiana	637,239	16,421	4.4%
Florida	538,130	16,183	4.3%
Pennsylvania	543,959	15,575	4.2%
Other	6,730,925	177,802	47.8%
Total	13,412,371	$372,601	100.0%
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

Critical Accounting Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in the condensed consolidated financial statements include consolidation of VIEs, purchase price allocations, the determination of useful lives of fixed assets, classification of leases, and the assessment of the carrying values and impairment of real estate intangible assets and equity investments.
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

Our calculations of FFO and Normalized FFO for the three and nine months ended September 30, 2022 and 2021 and reconciliations of net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to those amounts appear in the following table (amounts in thousands, except per share amounts).

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2022	2021	2022	2021
Net income (loss)		$7,500	$(59,714)	$(100,972)	$(345,814)
Add (Less):	Depreciation and amortization expense	101,514	124,163	306,147	370,208
	Loss on asset impairment (1)	1,172	—	9,720	2,110
	Loss (gain) on sale of real estate, net (2)	164	(94)	(44,235)	(10,934)
	Unrealized gains on equity securities, net (3)	(23,056)	(24,348)	(2,737)	(20,367)
	Adjustments to reflect our share of FFO attributable to an investee (4)	1,103	369	2,674	1,868
FFO		88,397	40,376	170,597	(2,929)
Add (less):	Transaction related costs (5)	—	3,149	1,920	28,934
	Loss on early extinguishment of debt (6)	—	—	791	—
	Adjustments to reflect our share of Normalized FFO attributable to an investee (4)	61	256	899	1,619
Normalized FFO		$88,458	$43,781	$174,207	$27,624

	Weighted average shares outstanding (basic and diluted) (7)	164,745	164,590	164,697	164,532

Basic and diluted per common share amounts:
	Net income (loss)	$0.05	$(0.36)	$(0.61)	$(2.10)
	FFO	$0.54	$0.25	$1.04	$(0.02)
	Normalized FFO	$0.54	$0.27	$1.06	$0.17
	Distributions declared per share	$0.01	$0.01	$0.02	$0.03
(1)We recorded a loss on asset impairment of $1,172 to reduce the carrying value of three hotels and one net lease property to their estimated fair value less costs to sell during the three months ended September 30, 2022. We recorded a loss on asset impairment of $9,720 to reduce the carrying value of 28 hotels and five net lease properties to their estimated fair value less costs to sell during the nine months ended September 30, 2022. We recorded a loss on asset impairment of $2,110 during the nine months ended September 30, 2021 to reduce the carrying value of five net lease properties to their estimated fair value less costs to sell.
(2)We recorded a $164 net loss on sale of real estate during the three months ended September 30, 2022 in connection with the sale of five hotels and six net lease properties. We recorded a $94 net gain on sale of real estate during the three months ended September 30, 2021 in connection with the sale of two net lease properties. We recorded a $44,235 net gain on sale of real estate during the nine months ended September 30, 2022 in connection with the sale of 61 hotels and 19 net lease properties. We recorded a $10,934 net gain on sale of real estate during the nine months ended September 30, 2021 in connection with the sale of six hotels and five net lease properties.
(3)Unrealized gains on equity securities, net represents the adjustment required to adjust the carrying value of our investment in shares of TA common stock to its fair value.
(4)Represents adjustments to reflect our proportionate share of FFO and normalized FFO related to our equity investment in Sonesta.
(5)Transaction related costs for the nine months ended September 30, 2022 of $1,920 primarily consisted of costs related to our exploration of possible financing transactions. Transaction related costs for the three months ended September 30, 2021 of $3,149 are primarily related to legal costs related to our arbitration proceeding with Marriott. Transaction related costs for the nine months ended September 30, 2021 included $19,971 of hotel manager transition related costs resulting from the rebranding of 88 hotels during the period, $5,263 of legal costs related to our arbitration proceeding with Marriott and $3,700 of working capital we previously funded under our agreement with Hyatt as a result of the amount no longer expected to be recoverable.
(6)We recorded a $791 loss on extinguishment of debt during the nine months ended September 30, 2022 related to the write off of deferred financing costs and unamortized discounts relating to our amendment to our revolving credit facility and the repayment of $500,000 of unsecured senior notes.

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
Fixed Rate Debt
At September 30, 2022, our outstanding publicly tradable debt consisted of 12 issues of fixed rate, senior notes:

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
No principal repayments are due under these notes until maturity. Because these notes require interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are one percentage point higher than the rates shown above, our per annum interest cost would increase by approximately $57,000. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. The U.S. Federal Reserve recently raised interest rates in an effort to combat high inflation and has signaled that further large increases are likely to occur. Based on the balances outstanding at September 30, 2022 and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point change in interest rates would change the fair value of those debt obligations by approximately $161,681.
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
Floating Rate Debt
At September 30, 2022, our floating rate debt consisted of $95,000 outstanding under our revolving credit facility. As of November 1, 2022, the maturity date of our revolving credit facility is July 15, 2023. No principal repayments are required under our revolving credit facility prior to maturity and repayments may be made and redrawn subject to conditions at any time without penalty. Borrowings under our revolving credit facility are in U.S. dollars and require annual interest to be paid at the rate of LIBOR plus premiums that are subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically LIBOR and to changes in our credit ratings. In addition, upon renewal or refinancing of our revolving credit facility, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of this floating rate debt but would affect our operating results.

The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of September 30, 2022:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt (2)	Total Interest Expense Per Year	Annual Per Share Impact (3)
At September 30, 2022	5.26%	$95,000	$4,997	$0.03
One percentage point increase	6.26%	$95,000	$5,947	$0.04
(1)Weighted average based on the interest rates and the outstanding borrowings as of September 30, 2022.
(2)As part of the amendment of the agreement governing our revolving credit facility, the credit facility was reduced to $800,000. For further information about our credit facility, see Note 7 to our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(3)Based on diluted weighted average common shares outstanding for the nine months ended September 30, 2022.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at September 30, 2022 if we were fully drawn on our revolving credit facility.

	Impact of Increase in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact (1)
At September 30, 2022	5.26%	$800,000	$42,080	$0.26
One percentage point increase	6.26%	$800,000	$50,080	$0.30
(1)Based on diluted weighted average common shares outstanding for the nine months ended September 30, 2022.
The foregoing table shows the impact of an immediate change in floating interest rates as of September 30, 2022. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts under our revolving credit facility or other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.
LIBOR Phase Out
We are required to pay interest on borrowings under our revolving credit facility at floating rates based on LIBOR. LIBOR has been phased out for new contracts and is expected to be phased out for pre-existing contracts by June 30, 2023. We currently expect that the determination of interest under our revolving credit facility will be revised as provided under our credit agreement or amended as necessary to provide for an alternative interest rate index. We expect that the alternative interest rate index would likely be the secured overnight financing rate, or SOFR, because interest rates based on SOFR have gained significant market adoption as the replacement to LIBOR for debt facilities similar to ours. Any alternative interest rate index that may replace LIBOR may result in changes to the amount of interest we are required to pay and could result in our paying increased interest amounts.

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
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Warning Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Whenever we use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “will,” “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Quarterly Report on Form 10-Q relate to various aspects of our business, including:
•Our expectation about the ability of Sonesta to operate the hotels that have been or may be transitioned and rebranded to it,
•The likelihood and extent to which our managers and tenants will pay the contractual amounts of returns, rents or other obligations due to us,
•Our ability to maintain sufficient liquidity during the current inflationary and increasing interest rate environment, and possible economic recession and other challenging economic and market conditions,
•If and when business transient hotel business will return to historical pre-COVID-19 pandemic levels and whether any improved hotel industry conditions will continue, increase or be sustained,
•Our ability to repay or refinance our debts as they mature or otherwise become due,
•Potential defaults on, or non-renewal of, leases by our tenants,
•     Decreased rental rates or increased vacancies,
•     Our sales and acquisitions of properties,
•     Our policies and plans regarding investments, financings and dispositions,
•     Our ability to pay interest on and principal of our debt,
•Our ability to pay distributions to our shareholders and to sustain the amount of such distributions,
•     Our ability to raise or appropriately balance the use of debt or equity capital,
•     Our intent to make improvements to certain of our properties,
•     Our ability to engage and retain qualified managers and tenants for our hotels and net lease properties on satisfactory terms,
•     Our ability to diversify our sources of rents and returns that improve the security of our cash flows,
•     The future availability of borrowings under our revolving credit facility,
•     Our credit ratings,
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
Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, FFO, Normalized FFO, cash flows, liquidity and prospects include, but are not limited to:
•The impact of economic conditions, including the impact of the changed market practices that arose or increased in response to the COVID-19 pandemic, increasing interest rates, inflation, labor costs and availability, and possible economic recession and the capital markets on us and our managers and tenants,
•Competition within the real estate, hotel, transportation and travel center and other industries in which our managers and tenants operate, particularly in those markets in which our properties are located,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,
•Acts of terrorism, pandemics, or other man-made or natural disasters beyond our control, and
•Actual and potential conflicts of interest with our related parties, including our Managing Trustees, TA, Sonesta, RMR and others affiliated with them.
For example:
•Our ability to make future distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our future earnings, the capital costs we incur to acquire and maintain our properties and our working capital requirements and restrictions under our debt agreements. We may be unable to pay our debt obligations or to increase or maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,
•Sonesta operated 200 of our 242 hotels as of September 30, 2022. If Sonesta were to fail to provide quality services and amenities or to maintain a quality brand, our income from these properties may be adversely affected. There can be no assurance that Sonesta can operate the hotels as effectively or for returns at levels that could otherwise be achieved by other large well known hotel companies. Further, if we were required to replace Sonesta, we could experience significant disruptions in operations at the applicable properties, which could reduce our income and cash flows from, and the value of, those properties. We have no guarantee or security deposit under our Sonesta agreement. Accordingly, the returns we receive from our hotels managed under our Sonesta agreement are dependent upon the financial results of those hotel operations and we may continue to receive amounts from Sonesta that are less than the contractual owner’s priority return stated in our Sonesta agreement or we may be requested to fund operating losses for our Sonesta hotels. Further, we own an approximately 34% ownership interest in Sonesta. If Sonesta experiences losses, or requires additional capital, Sonesta may request we fund our share through the contribution of additional capital and if we do not fund those contributions, our equity interest in Sonesta will be diluted if Sonesta obtains those contributions from other shareholders or investors,

•We cannot be sure of the future financial performance of our properties, or regarding our managers’, tenants’ or guarantors’ future actions or their abilities or willingness to pay contracted amounts owed to us. If other operators or guarantors do not honor their obligations, we may seek to terminate our arrangements with them or other actions to enforce our rights,
•Recent improvements in lodging demand may not be sustained, may stall or could decline and lodging demand may fail to return to historic pre-pandemic levels,
•If general economic activity in the country declines, the operating results of certain of our properties may decline, the financial results of our managers and our tenants may suffer and these managers and tenants may be unable to pay our returns or rents. Also, depressed operating results from our properties for extended periods may result in the operators of some or all of our properties becoming unable or unwilling to meet their obligations,
•Hotel and other competitive forms of temporary lodging supply have been increasing and may affect our hotel operators’ ability to grow ADR and occupancy, and ADR and occupancy could decline due to increased competition which may cause our hotel operators to become unable to pay our returns or rents,
•If the current level of commercial activity in the country declines, including as a result of inflation, increasing interest rates, supply chain challenges or possible economic recession, if the price of diesel fuel increases significantly, if fuel conservation measures are increased, if freight business is directed away from trucking, if TA is unable to effectively compete or operate its business, if fuel efficiencies, the use of alternative fuels or energy sources or transportation technologies reduce the demand for products and services TA sells, if TA is unable to make substantial capital investments or for various other reasons, TA may become unable to pay current and deferred rents due to us,
•Our ability to grow our business and increase our distributions depends in large part upon our ability to buy properties that generate returns or can be leased for rents which exceed our operating and capital costs. We may be unable to identify properties that we want to acquire and we may fail to reach agreement with the sellers and complete the purchases of any properties we do want to acquire. In addition, any properties we may acquire may not generate returns or rents which exceed our operating and capital costs and our debt agreements limit the amount of acquisitions we can make,
•We believe that our portfolio agreements include diverse groups of properties and that this diversity may improve operating results that might be realized from a more concentrated group of properties. However, our operator concentration with respect to our hotel operations has recently increased as a result of Sonesta managing a majority of our hotels, and our travel center properties continue to be concentrated with TA. As a result of this concentration, our operating results may face greater risks and may not improve,
•Market conditions may cause the process of selling properties to continue to take longer than previously expected. We may not complete the sales of any properties we plan to sell, and we may determine to sell fewer properties. Also, we may sell assets at prices that are less than we expect and less than their carrying values and we may incur losses on these sales or with respect to these assets,
•Contingencies in our pending sale agreements may not be satisfied and any expected sales and any related management or lease arrangements we expect to enter may not occur, may be delayed or the terms of such transactions or arrangements may change,
•The amounts we receive from our operators may be insufficient to operate our business profitably. In addition, our managers and tenants may not be able to fund owner's priority returns and rents due to us from operating our properties or from other resources. In the past and currently, certain of our tenants and managers have in fact not paid the minimum amounts due to us from their operations of our leased or managed properties and we may be required to fund hotel operating losses and working capital for our hotels. Further, our properties require significant funding for capital improvements and other matters. Accordingly, we may not have sufficient working capital or liquidity,
•Continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions that we may be unable to satisfy,
•We may be unable to repay our debt obligations when they become due. Rising interest rates and other factors could cause real estate and capital market conditions to deteriorate. Also, our revolving credit facility matures on July 15, 2023 and we may not be able to refinance or replace this facility or repay any borrowings then outstanding under that facility,

•Although we met the minimum financial covenant levels under our senior notes indentures as of September 30, 2022, the margin by which we satisfied some of those covenants was relatively small. We may be unable to meet these requirements in future periods and these requirements may continue to restrict or limit our ability to incur additional debt,
•We intend to conduct our business activities in a manner that will afford us reasonable access to capital for investment and financing activities. However, we may not succeed in this regard and we may not have reasonable access to capital, including capital market disruptions, increasing interest rates, current inflationary conditions and a possible economic recession. If challenging economic or market conditions last for a long period or worsen, our managers and tenants may experience liquidity constraints and as a result may be unable or unwilling to pay returns or rents to us and our ability to operate our business effectively may be challenged,
•Hotels require significant capital investments to remain competitive. The cost of capital projects may be greater than we anticipate and operating results at our hotels may decline as a result of having rooms out of service to complete such improvements,
•Actual costs under our revolving credit facility or other floating rate debt will be higher than the stated rates because of fees and expenses associated with such debt,
•The premiums used to determine the interest rate and facility fee payable on our revolving credit facility are based on, among other things, our credit ratings. Changes in our credit ratings may cause the interest and fees we pay to change,
•The business and property management agreements between us and RMR have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms,
•We expect that we will benefit from RMR’s Environmental, Social and Governance, or ESG, program and initiatives. However, we may not realize the benefits we expect from such program and initiatives and we or RMR may not succeed in meeting existing or future standards regarding ESG, and
•We believe that our relationships with our related parties, including RMR, TA, Sonesta and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended September 30, 2022:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 2022	68,371	$6.71	$—	$—
(1)These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of certain of our officers and certain other current and former officers and employees of RMR in connection with the vesting of awards of common shares. We withheld and purchased these shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the purchase dates.

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
4.2
Indenture, dated as of February 25, 1998, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association, as successor trustee to State Street Bank and Trust Company). (Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.)

4.3
Supplemental Indenture No. 15, dated as of June 6, 2013, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 4.500% Senior Notes due 2023, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.)

4.4
Authentication Order, dated January 13, 2017, from the Company to U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 4.500% Senior Notes due 2023. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.)

4.5
Supplemental Indenture No. 16, dated as of March 12, 2014, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 4.650% Senior Notes due 2024, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.)

4.6
Supplemental Indenture No. 17, dated as of September 12, 2014, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 4.50% Senior Notes due 2025, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.)

4.7
Indenture, dated as of February 3, 2016, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association). (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 4, 2016.)

4.8
Second Supplemental Indenture, dated as of February 3, 2016, between the Company and U.S. Bank National Association, relating to the Company’s 5.25% Senior Notes due 2026, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 4, 2016.)

4.9
Third Supplemental Indenture, dated as of January 13, 2017, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 4.950% Senior Notes due 2027, including form thereof. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.)

4.10
Fourth Supplemental Indenture, dated as of October 26, 2017, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 3.950% Senior Notes due 2028, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.)

4.11
Fifth Supplemental Indenture, dated as of February 2, 2018, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 4.375% Senior Notes due 2030, including form thereof. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.)

4.12
Sixth Supplemental Indenture, dated as of September 18, 2019, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 4.350% Senior Notes due 2024, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 18, 2019.)

4.13
Seventh Supplemental Indenture, dated as of September 18, 2019, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 4.750% Senior Notes due 2026, including form thereof.(Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 18, 2019.)

4.14
Eighth Supplemental Indenture, dated as of September 18, 2019, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 4.950% Senior Notes due 2029, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 18, 2019.)

Exhibit Number	Description
4.15
Ninth Supplemental Indenture, dated as of June 17, 2020, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 7.50% Senior Notes due 2025, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 18, 2020.)

4.16
Supplemental Indenture, dated as of July 15, 2020, among the Company, Highway Ventures Properties Trust, HPTWN Properties Trust, HPT Suite Properties Trust, SVCN 2 LLC and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 7.50% Senior Notes due 2025. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.)

4.17
Supplemental Indenture, dated as of October 9, 2020, among the Company, Banner NewCo LLC, SVCN 3 LLC and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 7.50% Senior Notes due 2025. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.)

4.18
Supplemental Indenture, dated as of November 13, 2020, among the Company, SVC Jersey City TRS LLC, SVC Morris Plains TRS LLC, SVC Nanuet TRS LLC, SVC NJ TRS LLC, SVC Randolph Street TRS LLC, SVC Redondo Beach TRS LLC and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 7.50% Senior Notes due 2025. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 17, 2020.)

4.19
Supplemental Indenture, dated as of January 29, 2021, among the Company, SVC Gatehall Drive TRS LLC and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 7.50% Senior Notes due 2025. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.)

4.20
Supplemental Indenture, dated as of July 8, 2021, among the Company, SVCN 1 LLC, SVCN 4 LLC and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 7.50% Senior Notes due 2025. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.)

4.21
Supplemental Indenture, dated as of October 28, 2021, among the Company, SVC Minneapolis TRS LLC and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 7.50% Senior Notes due 2025. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.)

4.22
Tenth Supplemental Indenture, dated as of November 20, 2020, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 5.50% Senior Notes due 2027, including form thereof. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.)

4.23
Supplemental Indenture, dated as of January 29, 2021, among the Company, SVC Gatehall Drive TRS LLC and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 5.50% Senior Notes due 2027. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.)

4.24
Supplemental Indenture, dated as of July 8, 2021, among the Company, SVCN 1 LLC, SVCN 4 LLC and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 5.50% Senior Notes due 2027. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.)

4.25
Supplemental Indenture, dated as of October 28, 2021, among the Company, SVC Minneapolis TRS LLC and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 5.50% Senior Notes due 2027. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.)

4.26
Registration Rights and Lock-Up Agreement, dated as of June 5, 2015, among the Company, ABP Trust (f/k/a Reit Management & Research Trust) and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2015.)

10.1
Sixth Amendment to Amended and Restated Credit Agreement, dated as of October 4, 2022, among Service Properties Trust, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other institutions party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 5, 2022).

10.2	Form of Share Award Agreement. (Filed herewith.)
22.1	List of Subsidiary Guarantors. (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)

Exhibit Number	Description
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVICE PROPERTIES TRUST

/s/ Todd W. Hargreaves
Todd W. Hargreaves
President and Chief Investment Officer
Dated: November 3, 2022

/s/ Brian E. Donley
Brian E. Donley
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: November 3, 2022