Form 10-K
period 2022-12-31
Service Properties Trust
filed 2023-02-28
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-11527
SERVICE PROPERTIES TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland	04-3262075
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☒
The aggregate market value of the voting common shares of beneficial interest, $.01 par value, or common shares, of the registrant held by non-affiliates was approximately $852.1 million based on the $5.23 closing price per common share on The Nasdaq Stock Market LLC on June 30, 2022. For purposes of this calculation, an aggregate of 2,211,650 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant have been included in the number of common shares held by affiliates.
Number of the registrant’s common shares outstanding as of February 24, 2023: 165,499,767.
References in this Annual Report on Form 10-K to the Company, SVC, we, us or our include Service Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2022.

Warning Concerning Forward-Looking Statements
This Annual Report on Form 10-K contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws. Whenever we use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “will,” “may” and negatives or derivatives of these or similar expressions, we are making forward-looking statements. These forward-looking statements are based upon our present intent, beliefs or expectations, but forward-looking statements are not guaranteed to occur and may not occur. Forward-looking statements in this Annual Report on Form 10-K relate to various aspects of our business, including:
•Sonesta Holdco Corporation and its subsidiaries, or Sonesta’s, ability to successfully operate the hotels it manages for us,
•Our ability to repay or refinance our debts as they mature or otherwise become due,
•Our ability to pay interest on and principal of our debt,
•The future availability of borrowings under our revolving credit facility,
•The likelihood and extent to which our managers and tenants will pay the contractual amounts of returns, rents or other obligations due to us,
•Our ability to maintain sufficient liquidity during the current inflationary and increasing interest rate environment, possible economic recession and other challenging economic and market conditions,
•If and when business transient hotel business will return to historical pre-COVID-19 pandemic levels and whether any improved hotel industry conditions will continue, increase or be sustained,
•Potential defaults on, or non-renewal of, leases by our tenants,
•     Decreased rental rates or increased vacancies,
•Our ability to pay distributions to our shareholders and to increase or sustain the amount of such distributions,
•     Our policies and plans regarding investments, financings and dispositions,
•     Our ability to raise or appropriately balance the use of debt or equity capital,
•The impact of increasing labor costs and shortages and commodity and other price inflation due to supply chain challenges or other market conditions,
•     Our intent to make improvements to certain of our properties,
•     Our ability to engage and retain qualified managers and tenants for our hotels and net lease properties on satisfactory terms,
•     Our ability to diversify our sources of rents and returns that improve the security of our cash flows,
•     Our credit ratings,
•     Our expectation that we benefit from our relationships with The RMR Group LLC, or RMR, Sonesta and TravelCenters of America Inc., or TA,
•     Our qualification for taxation as a real estate investment trust, or REIT, under the U.S. Internal Revenue Code of 1986, as amended, or the IRC,
•Our belief of the competitive advantages that the scale, geographic diversity, strategic locations and the variety of service levels of our hotels gives us,
•     Changes in federal or state tax laws, and
•     Other matters.
i

Our actual results may differ materially from those contained in or implied by our forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. Risks, uncertainties and other factors that could have a material adverse effect on our forward-looking statements and upon our business, results of operations, financial condition, funds from operations, or FFO, normalized funds from operations, or Normalized FFO, cash flows, liquidity and prospects include, but are not limited to:
•The impact of market and economic conditions, including the impact of the changed market practices that arose or increased in response to the COVID-19 pandemic, rising or sustained high interest rates, high inflation, labor market challenges, volatility in the public equity and debt markets, geopolitical instability and economic recessions or downturns on us and our managers and tenants,
•Competition within the commercial real estate, hotel, transportation and travel center and other industries in which our managers and tenants operate, particularly in those markets in which our properties are located,
•Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,
•Acts of terrorism, outbreaks or continuation of pandemics or other significant adverse public health safety events or conditions, war or other hostilities, supply chain disruptions or other man-made or natural disasters beyond our control, and
•Actual and potential conflicts of interest with our related parties, including our Managing Trustees, TA, Sonesta, RMR and others affiliated with them.
For example:
•Our ability to make future distributions to our shareholders and to make payments of principal and interest on our indebtedness depends upon a number of factors, including our future earnings, the capital costs we incur to acquire and maintain our properties, and our working capital requirements and restrictions under our debt agreements. We may be unable to pay our debt obligations or to increase or maintain our current rate of distributions on our common shares and future distributions may be reduced or eliminated,
•Although we currently expect that the BP Acquisition (as defined and described elsewhere in this Annual Report on Form 10-K) will be completed by mid-year 2023, and we expect to receive approximately $379.3 million in total cash upon completion of the BP Acquisition, the BP Acquisition is subject to various customary conditions and contingencies to closing as are customary in merger agreements in the United States, including the approval of TA stockholders and regulatory approvals. If these conditions are not satisfied or the specified contingencies do not occur, the BP Acquisition may not close, in which case our lease and guaranty arrangements with TA would not be amended and we would not receive the proceeds we currently expect,
•Sonesta operated 196 of our 238 hotels as of December 31, 2022. If Sonesta were to fail to provide quality services and amenities or to maintain a quality brand, our income from these properties may be adversely affected. There can be no assurance that Sonesta can operate the hotels as effectively or for returns at levels that could otherwise be achieved by other large well known hotel companies. Further, if we were required to replace Sonesta, we could experience significant disruptions in operations at the applicable properties, which could reduce our income and cash flows from, and the value of, those properties. We have no guarantee or security deposit under our Sonesta agreements. Accordingly, the returns we receive from our hotels managed under our Sonesta agreements are dependent upon the financial results of those hotel operations and we may continue to receive amounts from Sonesta that are less than the contractual owner’s priority return stated in our Sonesta agreements or we may be requested to fund operating losses for our Sonesta hotels. Further, we own an approximately 34.0% ownership interest in Sonesta. If Sonesta experiences losses, or requires additional capital, Sonesta may request we fund our share through the contribution of additional capital and if we do not fund those contributions, our equity interest in Sonesta will be diluted if Sonesta obtains those contributions from other shareholders or investors,
•We cannot be sure of the future financial performance of our properties, or regarding our managers’, tenants’ or guarantors’ future actions or their abilities or willingness to pay contracted amounts owed to us. If other operators or guarantors do not honor their obligations, we may seek to terminate our arrangements with them or other actions to enforce our rights,

•Recent improvements in lodging demand may not be sustained, may stall or could decline and lodging demand may fail to return to historic pre-pandemic levels,
•If general economic activity in the country declines, the operating results of certain of our properties may decline, the financial results of our managers and our tenants may suffer and these managers and tenants may be unable to pay our returns or rents. Also, depressed operating results from our properties for extended periods may result in the operators of some or all of our properties becoming unable or unwilling to meet their obligations,
•Continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions that we may be unable to satisfy,
•We may be unable to repay our debt obligations when they become due. Rising interest rates and other factors could cause real estate and capital market conditions to deteriorate. Also, our revolving credit facility matures on July 15, 2023 and we may not be able to refinance or replace this facility or repay any borrowings then outstanding under that facility,
•We may be unable to meet the minimum financial covenant levels required under our debt agreements in future periods and these requirements may restrict or limit our ability to incur additional debt,
•Hotel and other competitive forms of temporary lodging supply have been increasing and may affect our hotel operators’ ability to grow average daily rate, or ADR, and occupancy, and ADR and occupancy could decline due to increased competition which may cause our hotel operators to become unable to pay our returns or rents,
•If the current level of commercial activity in the country declines, including as a result of inflation, increasing interest rates, supply chain challenges or possible economic recession, if the price of diesel fuel increases significantly, if fuel conservation measures are increased, if freight business is directed away from trucking, if TA is unable to effectively compete or operate its business, if fuel efficiencies, the use of alternative fuels or energy sources or transportation technologies reduce the demand for products and services TA sells, or if TA is unable to make substantial capital investments or for various other reasons, TA may become unable to pay rents due to us,
•Our ability to grow our business and increase our distributions depends in large part upon our ability to buy properties that generate returns or can be leased for rents which exceed our operating and capital costs. We may be unable to identify properties that we want to acquire and we may fail to reach agreement with the sellers and complete the purchases of any properties we do want to acquire. In addition, any properties we may acquire may not generate returns or rents which exceed our operating and capital costs and our debt agreements limit the amount of acquisitions we can make,
•We believe that our portfolio agreements include diverse groups of properties and that this diversity may improve operating results that might be realized from a more concentrated group of properties. However, our hotel operations are concentrated with Sonesta and our travel center properties are concentrated with TA. As a result of this concentration, our operating results may face greater risks and may not improve,
•Market conditions may cause the process of selling properties to continue to take longer than previously expected. We may not complete the sales of any properties we plan to sell, and we may determine to sell fewer properties. Also, we may sell assets at prices that are less than we expect and less than their carrying values and we may incur losses on these sales or with respect to these assets,
•Contingencies in our pending sale agreements may not be satisfied and any expected sales and any related management or lease arrangements we expect to enter may not occur, may be delayed or the terms of such transactions or arrangements may change,
•The amounts we receive from our operators may be insufficient to operate our business profitably. In addition, our managers and tenants may not be able to fund owner's priority returns and rents due to us from operating our properties or from other resources. In the past and currently, certain of our tenants and managers have in fact not paid the minimum amounts due to us from their operations of our leased or managed properties and we may be required to fund hotel operating losses and working capital for our hotels. Further, our properties require significant funding for capital improvements and other matters. Accordingly, we may not have sufficient working capital or liquidity,

•We intend to conduct our business activities in a manner that will afford us reasonable access to capital for investment and financing activities. However, we may not succeed in this regard and we may not have reasonable access to capital, including due to capital market disruptions, increasing interest rates, current inflationary conditions and a possible economic recession. If challenging economic or market conditions last for a long period or worsen, our managers and tenants may experience liquidity constraints and as a result may be unable or unwilling to pay returns or rents to us and our ability to operate our business effectively may be challenged,
•Hotels require significant capital investments to remain competitive. The cost of capital projects may be greater than we anticipate and operating results at our hotels may decline as a result of having rooms out of service to complete such improvements,
•Actual costs under our revolving credit facility or other floating rate debt will be higher than the stated rates because of fees and expenses associated with such debt,
•The premiums used to determine the interest rate and facility fee payable on our revolving credit facility are based on, among other things, our credit ratings. Changes in our credit ratings may cause the interest and fees we pay to change,
•The business and property management agreements between us and RMR have continuing 20 year terms. However, those agreements permit early termination in certain circumstances. Accordingly, we cannot be sure that these agreements will remain in effect for continuing 20 year terms,
•We expect that we will benefit from RMR’s Environmental, Social and Governance, or ESG, program and initiatives. However, we may not realize the benefits we expect from such program and initiatives and we or RMR may not succeed in meeting existing or future standards regarding ESG, and
•We believe that our relationships with our related parties, including RMR, TA, Sonesta and others affiliated with them may benefit us and provide us with competitive advantages in operating and growing our business. However, the advantages we believe we may realize from these relationships may not materialize.
Currently unexpected results could occur due to many different circumstances, some of which are beyond our control, such as economic conditions, including rising or sustained high interest rates, high inflation and economic recessions or downturns, other changes in capital markets or the economy generally, acts of terrorism, war, other hostilities, pandemics or other public health safety events or conditions, natural disasters, climate change and climate related events, changes in our tenants’ financial conditions or the market demand for leased space.
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

SERVICE PROPERTIES TRUST
2022 FORM 10-K ANNUAL REPORT

v

PART I
Item 1. Business
Our Company
We are a REIT formed in 1995 under the laws of the State of Maryland. As of December 31, 2022, we owned 238 hotels with 40,053 rooms or suites located in 36 states, the District of Columbia, Ontario, Canada and San Juan, Puerto Rico and 765 service-oriented retail properties with 13,374,325 square feet located in 42 states. Our principal place of business is Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and our telephone number is (617) 964-8389.
We seek to have a geographically diverse portfolio of real estate primarily in the United States. Our principal internal growth strategy is to apply asset management strategies to aid our hotel operators in improving performance and operating income of our hotel properties. We actively manage our net lease portfolio by engaging in early lease renewal discussions to maintain occupancy and grow rental income, monitoring the credit of our tenants and identifying asset recycling opportunities. Our asset management teams also work closely with our operators to ensure our hotels and net lease properties are well maintained and that capital investments are well planned, prudent and executed efficiently in order to maximize the long term value of our properties.
Our external growth strategy is defined by our acquisition, disposition and financing policies as described below. Our investment, financing and disposition policies and business strategies are established by our Board of Trustees and may be changed by our Board of Trustees at any time without shareholder approval.
Hotel Portfolio
As of December 31, 2022, we owned 238 hotels with 40,053 rooms or suites located in 36 states, the District of Columbia, Ontario, Canada and Puerto Rico. We believe the scale, geographic diversity, strategic locations and the variety of service levels of our hotels gives us a competitive advantage. Our hotel properties are typically located in urban or high density suburban locations in the vicinity of major demand generators such as large suburban office parks, urban centers, airports, medical or educational facilities or major tourist attractions.
The following table summarizes the brand affiliations, service level and chain scale of our hotels, as characterized by STR Inc., or STR, a data benchmark and analytics provider for the lodging industry, under which our hotels operate as of December 31, 2022:

Brand	Manager	Service Level	Chain Scale (1)	Number of Properties	Number of Rooms or Suites	Investment (in 000s) (2)
Royal Sonesta Hotels®	Sonesta	Full Service	Upper Upscale	17	5,663	$1,860,539
Sonesta Hotels & Resorts®	Sonesta	Full Service	Upscale	23	7,368	1,178,048
Sonesta ES Suites®	Sonesta	Extended Stay	Upper Midscale	60	7,643	1,083,910
Sonesta Select®	Sonesta	Select Service	Upscale	45	6,579	682,874
Sonesta Simply Suites®	Sonesta	Extended Stay	Midscale	51	6,464	567,082
Hyatt Place®	Hyatt	Select Service	Upscale	17	2,107	247,665
Courtyard by Marriott®	Marriott	Select Service	Upscale	13	1,813	172,301
Radisson® Hotels & Resorts	Radisson	Full Service	Upscale	5	1,149	163,141
Crowne Plaza®	IHG	Full Service	Upscale	1	495	123,734
Country Inns & Suites® by Radisson	Radisson	Full Service	Upper Midscale	3	430	54,076
Residence Inn by Marriott®	Marriott	Extended Stay	Upscale	3	342	46,074
Total Hotels				238	40,053	$6,179,444
(1)Chain scales are defined by STR. Chain scale segments are grouped primarily according to average room rates.
(2)Represents historical cost of our properties plus capital improvements funded by us less impairment write-downs, if any, and excludes capital improvements made from reserves established for the regular refurbishment of our hotels, or FF&E, reserves funded from hotel operations that do not result in increases in our owner’s priority returns or rents.

Net Lease Portfolio
As of December 31, 2022, we owned 765 service-oriented retail properties with 13,374,325 square feet. As of December 31, 2022, our net lease portfolio was occupied by 180 tenants with a weighted (by annual minimum rent) lease term of 9.6 years, operating under 138 brands in 21 distinct industries. The portfolio is leased to tenants that include travel centers, quick service and casual dining restaurants, movie theaters, health and fitness centers, grocery stores, automotive parts and services and other businesses in service-oriented and necessity-based industries across 42 states.
The following table summarizes the brand affiliation and industries under which our net lease properties operate as of December 31, 2022 (dollars in thousands):

	Brand	Industry	No. of Properties	Square Feet	Investment (in 000s) (1)

1.	TravelCenters of America	Travel Centers	133	3,643,581	$2,289,189
2.	Petro Stopping Centers	Travel Centers	44	1,445,004	1,021,226
3.	The Great Escape	Home Leisure	14	542,666	98,242
4.	Life Time Fitness	Health And Fitness	3	420,335	92,617
5.	AMC Theatres	Movie Theaters	9	442,240	82,488
6.	Buehler's Fresh Foods	Grocery Stores	5	502,727	76,469
7.	Heartland Dental	Medical, Dental Office	59	234,274	61,120
8.	Norms	Restaurants-Casual Dining	10	63,490	53,673
9.	Express Oil Change	Automotive Equipment & Services	23	83,825	49,724
10.	Pizza Hut	Restaurants-Quick Service	40	167,366	45,285
11.	Flying J Travel Plaza	Travel Centers	3	48,069	41,681
12.	Courthouse Athletic Club	Health And Fitness	4	193,659	39,688
13.	America's Auto Auction	Automotive Dealers	6	72,338	38,314
14.	Fleet Farm	General Merchandise Stores	1	218,248	37,802
15.	B&B Theatres	Movie Theaters	4	261,300	37,619
16.	Big Al's	Entertainment	2	111,912	35,214
17.	Regal Cinemas	Movie Theaters	5	223,846	34,953
18.	Burger King	Restaurants-Quick Service	21	68,710	34,289
19.	Hardee's	Restaurants-Quick Service	19	62,792	31,844
20.	Martin's	Restaurants-Quick Service	16	81,909	31,144
21.	Arby's	Restaurants-Quick Service	19	57,868	29,234
22.	Crème de la Crème	Educational Services	4	81,929	29,131
23.	Mister Car Wash	Car Washes	5	41,456	28,658
24.	Popeye's	Restaurants-Quick Service	20	45,708	28,434
25.	Church's Chicken	Restaurants-Quick Service	32	43,399	26,326
26.	Other (2)	Various	264	4,215,674	733,464
	Total		765	13,374,325	$5,107,828
(1)Represents historical cost of our properties plus capital improvements funded by us less impairment write-downs, if any.
(2)Consists of 113 distinct brands with an average investment of $2,778 per property.
For more information about our hotel agreements and net lease portfolio, see Notes 5 and 10 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Principal Management Agreement or Lease Features
As of December 31, 2022, our 238 hotels were managed by subsidiaries of Sonesta, Hyatt Hotels Corporation, or Hyatt, Radisson Hospitality, Inc., or Radisson, Marriott International, Inc., or Marriott, and InterContinental Hotels Group, plc, or IHG. Our hotel operating agreements have initial terms expiring between 2023 and 2037. Each of these agreements is for between one and 194 of our hotels. The principal features of our hotel agreements are as follows:
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
•Long Terms. The weighted average term remaining for our hotel agreements (weighted by our investments as of December 31, 2022) is 13.9 years, without giving effect to any renewal options our managers may have.
•Pooled Agreements. Most of our hotel properties are subject to portfolio agreements. Some agreements are subject to cross default provisions, such that a manager’s default under one of the agreements would trigger defaults of the other agreements in that portfolio.
•All or None Renewals. Generally, manager renewal options for each portfolio agreement of our hotel properties may only be exercised on an all or none basis and not for separate properties. Our agreements with Marriott and Sonesta for hotels that we expect to sell allows us to terminate the agreement with respect to individual properties as they are sold. See Notes 4 and 5 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for more information on our properties held for sale and these agreements.
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
•Termination Rights. In addition to any right to terminate that may arise as a result of a default by the manager, most of our management agreements include rights for us to terminate on the basis of the manager’s failure to meet certain performance-based metrics, including the level of owner’s priority return generated over a period of time. Typically, such performance-based termination rights arise in the event the operator fails to achieve these specified performance thresholds over a consecutive two or three-year period and are subject to the manager’s ability to “cure” and avoid termination by payment to us of specified deficiency amounts, or are subject to force majeure provisions. A termination fee may be payable to the hotel operator under certain circumstances if a management agreement with respect to a hotel is terminated. We have agreed in the past, and may agree in the future, to waive certain of these termination rights in exchange for consideration from a manager or its affiliates, which consideration may include amendments to the management agreements.
In general, our 765 net lease properties are subject to “triple net” leases where the tenant is generally responsible for the payment of operating expenses and capital expenditures of the property during the lease term. Our tenants are responsible to pay us fixed annual rents on a monthly, quarterly or semi-annual basis. Our net lease tenants are responsible to maintain the properties including structural and non-structural components. Certain of our net lease properties also have future rent increases included in the leases either at a fixed amount or based on changes in the consumer price index, or

CPI. Certain of our lease agreements also require payment of percentage rent to us based on increases in certain gross property revenues over threshold amounts. Certain of our net lease properties, including all our TA properties, are subject to pooling agreements and include all or none renewal options.
TA is our largest tenant. As of December 31, 2022, we leased 177 travel centers to TA under five leases that expire between 2029 and 2035; 133 of our travel centers are operated under the TravelCenters of America®, or TA®, brand name and 44 are operated under the Petro Stopping Centers®, or Petro®, brand name. As of December 31, 2022, we have invested $2.3 billion in 133 TA® branded properties with 3,643,581 square feet and $1.0 billion in 44 Petro® branded properties with 1,445,004 square feet.
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
On February 15, 2023, we and certain of our subsidiaries entered into a consent and amendment agreement, or the Consent Agreement, with TA and its subsidiary, TA Operating LLC, or together, the TCA Parties, and BP Products North America Inc., or BP, pursuant to which we and our applicable subsidiaries: (1) consented to TA’s entering into an agreement and plan of merger, or the Merger Agreement, with BP and its merger subsidiary, pursuant to which BP will acquire TA in a merger transaction, or the Merger, for cash consideration of $86.00 per share of the outstanding shares of common stock, par value $0.001 per share, of TA, or the TA common shares, and to the consummation of the Merger and the other transactions contemplated by the Merger Agreement, or collectively, the BP Acquisition; (2) agreed to amend and restate our subsidiaries’ existing lease and guaranty agreements with the applicable TCA Parties, effective at the time of the Merger; and (3) agreed to sell to TA certain tradenames and trademarks associated with TA’s business that we or our applicable subsidiaries own at their current book value of $89.4 million, effective at the time of the Merger.
Pursuant to the amended and restated lease agreements to be entered into at the effective time of the Merger, or the A&R Leases, for 176 of our travel center properties, the aggregate annual minimum rent due to our applicable subsidiaries will be $254.0 million, with annual 2% increases throughout the initial term and any renewal terms of the A&R Leases, and there will be no percentage rent requirement. The A&R Leases will each have an initial term of 10 years, with five 10-year extension options, and TA Operating LLC will prepay $188.0 million of rent under the A&R Leases at the effective time of the Merger and will receive monthly rent credits totaling $25.0 million per year over the 10-year initial term of the A&R Leases. In addition, TA Operating LLC will have a right of first offer with respect to certain potential sales of travel center properties included in the A&R Leases.
Pursuant to the amended and restated guaranty amendments to be entered into at the effective time of the Merger, or the A&R Guarantees, BP Corporation North America Inc. will guarantee payment under each of the A&R Leases. BP Corporation North America Inc.’s obligations under the A&R Guarantees will be limited by an initial aggregate cap of approximately $3.04 billion.
We currently own 1,184,797 TA common shares, which represent approximately 7.8% of TA’s outstanding common shares and which are valued at approximately $101.9 million based on the cash consideration for the Merger. In connection with the Merger Agreement, we entered into a voting agreement, or the Voting Agreement, with BP, pursuant to which, among other things, we agreed to vote all of our TA common shares in favor of the BP Acquisition and against any alternative acquisition proposal, including any superior proposal, as defined. We also agreed not to sell or transfer our TA common shares while the Voting Agreement remains in effect. Our obligations under the Voting Agreement terminate upon the earliest to occur of the effective time of the Merger, the valid termination of the Merger Agreement or the effective date of a written agreement by us and BP to terminate the Voting Agreement.
We expect to receive approximately $379.3 million in total cash for the value of our TA common shares, the TA tradenames and trademarks and the prepaid rent under the A&R Leases upon completion of the BP Acquisition.
The Merger is subject to various customary conditions to closing, including the approval of TA stockholders owning a majority of the TA common shares outstanding, as well as regulatory approvals. The parties currently expect that the BP Acquisition will be completed by mid-year 2023.

Investment and Operating Policies
Our investment objectives include increasing cash flows from operations from dependable and diverse sources in order to increase per-share distributions to our shareholders. To achieve these objectives, we seek to maintain a strong capital base of shareholders’ equity; invest in high quality properties operated by qualified operating companies; use moderate debt leverage to fund additional investments which increase cash flows from operations; structure investments which generate a return in excess of our capital costs and provide an opportunity to participate in operating growth at our properties; when market conditions permit, refinance debt with additional equity or long term debt; and pursue diversification so that our cash flows from operations come from diverse properties. Generally, we provide capital to owners and operators who wish to expand their businesses or divest their properties while continuing to operate their business. Our first investment in travel centers was structured differently than all our other investments. We acquired an operating travel centers business, reorganized the business to retain substantially all of the real estate and then distributed a tenant operating company to our shareholders. We may in the future make investments in this fashion or in a manner different from our other investments to further diversify our sources of rents and returns with the intention of improving the security of our cash flows.
Because we are a REIT, we generally may not operate our properties. We or our tenants have entered into arrangements for operation of our properties. Under the IRC, we may lease our hotels to one of our “taxable REIT subsidiaries,” as defined in Section 856(l) of the IRC, or TRSs, if the hotel is managed by a third party. As of December 31, 2022, all of our hotels were leased to our TRSs and managed by third parties. Any income realized by a TRS in excess of the rent paid to us by the subsidiary is subject to income tax at customary corporate rates. As and if the financial performance of the hotels operated for the account of our TRSs improves, these taxes may become material.
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
•The availability of a qualified manager or tenant;
•The financial strength of the proposed manager or tenant;
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

In determining the competitive position of a property, we examine the proximity and convenience of the property to its expected customer base, the number and characteristics of competitive properties within the property’s market area and the existence of barriers to entry for competitive properties within that market, including site availability and zoning restrictions. While we have historically focused on the acquisition of upscale limited service, extended stay and full service hotel properties, full service travel centers and necessity based retail properties, we consider acquisitions in all segments of the hospitality, necessity based retail industries and other net leased properties. We expect most of our acquisition efforts will focus on hotel and net lease based properties; however, we may consider acquiring other types of properties, as well. An important part of our acquisition strategy is to identify and select or create qualified, experienced and financially stable operators.
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
Other Investments. We prefer wholly owned investments in fee interests. However, we may invest in leaseholds, joint ventures, mortgages and other real estate interests. We may invest or enter into real estate joint ventures if we conclude that we may benefit from the participation of co-venturers or that the opportunity to participate in the investment is contingent on the use of a joint venture structure. We may invest in participating, convertible or other types of mortgages if we conclude that we may benefit from the cash flows or appreciation in the value of the mortgaged property. Convertible mortgages are similar to equity participation because they permit lenders to either participate in increasing revenues from the property or convert some or all of that mortgage into equity ownership interests. At December 31, 2022, we owned no convertible mortgages or joint venture interests.
We have in the past considered, and may in the future consider, the possibility of entering into mergers or strategic combinations with other companies. Our principal goal of any such transactions will be to increase our cash flows from operations and to further diversify our revenue sources.
We owned 34.0% of the outstanding common stock of Sonesta and 7.8% of the outstanding common stock of TA as of December 31, 2022. As disclosed elsewhere in this Annual Report on Form 10-K, in connection with the BP Acquisition, we entered into the Voting Agreement, pursuant to which, among other things, we agreed to vote all of our TA common shares in favor of the BP Acquisition and not to sell or transfer our TA common shares while the Voting Agreement remains in effect. We may in the future acquire additional shares of common stock of Sonesta or securities of other entities, including entities engaged in real estate activities or we may sell these shares of common stock. We may invest in the securities of other entities for the purpose of exercising control or otherwise, make loans to other persons or entities, engage in the sale of investments, offer securities in exchange for property or repurchase our securities.
We may not achieve some or all of our investment objectives.
Disposition Policies. We generally consider ourselves to be a long term owner of properties and are more interested in the long term earnings potential of our properties than selling properties for short term gains. However, we may seek to strategically sell assets from time to time as part of managing our leverage, capital recycling, highest and best use analysis, or as part of long term financing of acquisitions. During 2022, we sold 65 hotels with 8,296 rooms for an aggregate sales price of $543.4 million and 21 net lease properties with 138,638 square feet for an aggregate sales price of $16.4 million. As of December 31, 2022, we had 18 hotels and four net lease properties with an aggregate carrying value of $111.6 million classified as held for sale. For more information on these disposition activities, please refer to Note 4 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K. We currently make decisions to dispose of properties based on factors including, but not limited to, the following:
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
Although there are no limitations in our organizational documents on the amount of indebtedness we may incur, our $800 million revolving credit facility, our unsecured senior notes indentures and their supplements and our secured borrowings contain financial covenants which, among other things, restrict our ability to incur additional indebtedness and require us to maintain certain financial ratios. Our ability to incur additional debt is subject to meeting the required covenant levels and subject to the provisions of our revolving credit facility and senior notes indentures. For further information regarding our financing sources and activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Capital Resources” included in Part II, Item 7 of this Annual Report on Form 10-K and Note 6 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Generally, we intend to manage our leverage in a way that may allow us to eventually regain “investment grade” ratings from nationally recognized statistical rating organizations; however, we cannot be sure that we will be able to regain our investment grade ratings.
Our Board of Trustees may change our financing policies at any time without a vote of, or notice to, our shareholders.
Other Information
Our Manager. The RMR Group Inc., or RMR Inc., is a holding company and substantially all of its business is conducted by its majority owned subsidiary, RMR. Adam D. Portnoy, the Chair of our Board of Trustees and one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR. John G. Murray, our other Managing Trustee and our former President and Chief Executive Officer, was appointed the president and chief executive officer of Sonesta, effective April 1, 2022. Mr. Murray also serves as an officer and employee of RMR. Our day to day operations are conducted by RMR. RMR originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and its telephone number is (617) 796-8390. RMR is an alternative asset management company that is focused on commercial real estate and related businesses. RMR or its subsidiaries also acts as a manager to other publicly traded real estate companies, privately held real estate funds and real estate related operating businesses. As of the date of this Annual Report on Form 10-K, the executive officers of RMR are: Adam Portnoy, President and Chief Executive Officer; Jennifer B. Clark, Executive Vice

President, General Counsel and Secretary; Jennifer F. Francis, Executive Vice President; Matthew P. Jordan, Executive Vice President, Chief Financial Officer and Treasurer; John G. Murray, Executive Vice President and Jonathan M. Pertchik, Executive Vice President. Our President and Chief Investment Officer, Todd Hargreaves, and our Chief Financial Officer and Treasurer, Brian E. Donley, are Senior Vice Presidents of RMR. Mr. Donley also serves as an officer of another company to which RMR or its subsidiaries provide management services. Mr. Portnoy, Mr. Murray and Ms. Clark also serve on the board of directors of Sonesta, and Mr. Portnoy is the chair of the board and managing director of TA. Ms. Clark also serves as an officer of TA.
Employees. We have no employees. Services which would otherwise be provided to us by employees are provided by RMR and by our Managing Trustees and officers. As of December 31, 2022, RMR has approximately 600 full time employees in its headquarters and regional offices located throughout the United States.
Competition. The hotel industry is highly competitive. Generally, our hotels are located in areas that include other hotels. Our hotels compete for customers based on brand affiliation, reputation, location, pricing, amenities and the ability to earn reward program points and other competitive factors. Increases in the number of hotels in a particular area could have a material adverse effect on the occupancy and daily room rates at our hotels located in that area. Agreements with the operators of our hotels sometimes restrict the right of each operator and its affiliates for periods of time to own, build, operate, franchise or manage other hotels of the same brand within various specified areas around our hotels. Under these agreements, neither the operators nor their affiliates are usually restricted from operating other brands of hotels in the market areas of any of our hotels, and after such period of time, the operators and their affiliates may also compete with our hotels by opening, managing or franchising additional hotels under the same brand name in direct competition with our hotels. As of December 31, 2022, 196 of our hotels are operated by Sonesta. Sonesta faces competition from larger, well known hotel companies. Competitive pressures from these companies and others could negatively impact Sonesta’s ability to pay our owner's priority returns. Our hotels also face competition from alternative lodging options such as home sharing services, timeshares, vacation rentals or cruise ships in our markets.
The market for net lease properties is also highly competitive. As an owner and landlord of net lease retail properties, we compete in the multi-billion dollar commercial real estate market with numerous developers and owners of properties, many of which own properties similar to ours and are in the same markets in which our properties are located. In operating and managing our portfolio, we compete for tenants based on a number of factors, including location, rental rates and flexibility. Certain of our competitors have greater economies of scale, have lower cost of capital, have access to more capital and resources and have greater name recognition than we do. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, our tenants may not renew their leases, we might not enter into new leases with prospective tenants and we may be pressured to reduce our rental rates or to offer substantial rent abatements, tenant improvement allowances, early termination rights or below-market renewal options in order to retain tenants when their leases expire. Our tenants may also face competition from online retailers or service providers, which may in turn negatively impact their ability to pay rents due to us.
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
Sustainability, Environmental and Climate Change Matters. Our manager, RMR, periodically publishes its Sustainability Report, which summarizes the environmental, social and governance initiatives RMR and its client companies, including us, employ. RMR’s Sustainability Report may be accessed on the RMR Inc. website at www.rmrgroup.com/corporate-sustainability/default.aspx. The information on or accessible through RMR Inc.’s website is not incorporated by reference into this Annual Report on Form 10-K.

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
Our environmental sustainability and community engagement strategies are primarily implemented by our operators and focus on a complementary set of objectives, including the following:
•     Responsible Investment: We seek to invest capital in our properties that both improves environmental performance and enhances asset value. During the acquisition of properties, RMR assesses, among other things, environmental sustainability opportunities and climate related risks as part of the due diligence process.
•     Environmental Stewardship: We seek to improve the environmental footprint of our properties, including by reducing energy consumption and water usage, especially when doing so may reduce operating costs and enhance the properties’ competitive position. Although our properties are operated by third parties or are net leased and, therefore, the third-party managers and tenants oversee most of the property maintenance and improvements over the lease term, RMR’s asset management group proactively leverages opportunities to make our properties more environmentally friendly and efficient. Working with our operators, we have:
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
When major weather or climate-related events, such as hurricanes, floods or wildfires, occur near our properties, our manager or tenant may need to suspend operations of the impacted property until the event has ended and the property is then ready for operation. We or the operators of our properties may incur significant costs and losses as a result of these activities, both in terms of operating, preparing and repairing our properties in anticipation of, during and after a severe weather or climate-related event and in terms of potential lost business due to the interruption in operating our properties. Our insurance and our managers’ and tenants’ insurance may not adequately compensate us or them for these costs and losses. Concerns about climate change have resulted in various treaties, laws and regulations that are intended to limit carbon emissions and address other environmental concerns. These and other laws may cause energy or other costs at our hotel and net lease properties to increase. We do not expect the direct impact of these increases to be material to our results of operations, because the increased costs either would be the responsibility of our tenants or managers directly or in the longer term, passed through and paid by customers of our properties. Although we do not believe it is likely in the foreseeable future, laws enacted to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties, which could materially and adversely affect our financial condition or the financial condition of our tenants or managers and their ability to pay rent or returns to us. For more information regarding climate change and other environmental matters and their possible adverse impact on us, see “Risk Factors—Risks Related to Our Business—Ownership of real estate is subject to environmental risks and liabilities,” “Risk Factors—Risks Related to Our Business—We are subject to risks from adverse weather, natural disasters and climate change and climate related events, and we incur significant costs and invest significant amounts with respect to these matters” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change” included in Part II, Item 7 of this Annual Report on Form 10-K.
•Investments in Human Capital. We have no employees. We rely on our managers, including RMR, to hire, train, and develop a workforce that meets the needs of our business, contributes positively to our society and helps reduce our impact on the natural environment.

•Corporate Citizenship. We seek to be a responsible corporate citizen and to strengthen the communities in which we own properties. Our manager, RMR, regularly encourages its employees to engage in a variety of charitable and community programs, including participation in a company-wide service day and charitable giving matching program.
•Diversity & Inclusion. We value a diversity of backgrounds, experience and perspectives. Our Board is comprised of 29% women and 14% members of underrepresented communities. RMR is an equal opportunity employer, with all qualified applicants receiving consideration for employment without regard to race, color, religion, sex, sexual orientation, gender identity, national origin, disability or protected veteran status. Our hotel managers are committed to racial equity and fostering a culture of diversity and inclusion.
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
Segment Information. As of December 31, 2022, we had two operating segments, hotel investments and net lease investments. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K and our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
•a non-U.S. shareholder that is a passive foreign investment company or controlled foreign corporation;
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
Our counsel, Sullivan & Worcester LLP, is of the opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 1995 through 2022 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel’s opinions are conditioned upon the assumption that our leases, our declaration of trust, and all other legal documents to which we have been or are a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us to our counsel as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a description or representation is inaccurate or incomplete, our counsel’s opinions may be adversely affected and may not be relied upon. The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, neither Sullivan & Worcester LLP nor we can be sure that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.
Our continued qualification and taxation as a REIT will depend upon our compliance with various qualification tests imposed under the IRC and summarized below. While we believe that we have satisfied and will satisfy these tests, our counsel does not review compliance with these tests on a continuing basis. If we fail to qualify for taxation as a REIT in any year, then we will be subject to federal income taxation as if we were a corporation taxed under subchapter C of the IRC, or a C corporation, and our shareholders will be taxed like shareholders of a regular C corporation, meaning that federal income tax generally will be applied at both the corporate and shareholder levels. In this event, we could be subject to significant tax liabilities, and the amount of cash available for distribution to our shareholders could be reduced or eliminated.
If we continue to qualify for taxation as a REIT and meet the tests described below, then we generally will not pay federal income tax on amounts that we distribute to our shareholders. However, even if we continue to qualify for taxation as a REIT, we may still be subject to federal tax in the following circumstances, as described below:
•We will be taxed at regular corporate income tax rates on any undistributed “real estate investment trust taxable income,” determined by including our undistributed ordinary income and net capital gains, if any. We may elect to retain and pay income tax on our net capital gain. In addition, if we so elect by making a timely designation to our shareholders, a shareholder would be taxed on its proportionate share of our undistributed capital gain and would generally be expected to receive a credit or refund for its proportionate share of the tax we paid.
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
•Our subsidiaries that are C corporations, including our “taxable REIT subsidiaries”, as defined in Section 856(l) of the IRC, or TRSs, generally will be required to pay federal corporate income tax on their earnings, and a 100% tax may be imposed on any transaction between us and one of our TRSs that does not reflect arm’s length terms.
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
Subsidiary REITs. We may in the future form or acquire an entity that is intended to qualify for taxation as a REIT. When a subsidiary qualifies for taxation as a REIT separate and apart from its REIT parent, the subsidiary’s shares are qualifying real estate assets for purposes of the REIT parent’s 75% asset test described below. However, failure of the subsidiary to separately satisfy the various REIT qualification requirements described in this summary or that are otherwise applicable (and failure to qualify for the applicable relief provisions) would generally result in (a) the subsidiary being subject to regular U.S. corporate income tax, as described above, and (b) the REIT parent’s ownership in the subsidiary (i) ceasing to be qualifying real estate assets for purposes of the 75% asset test and (ii) becoming subject to the 5% asset test, the 10% vote test and the 10% value test, each as described below, generally applicable to a REIT’s ownership in corporations other than REITs and TRSs. In such a situation, the REIT parent’s own qualification and taxation as a REIT could be jeopardized on account of the subsidiary’s failure cascading up to the REIT parent, all as described below under the heading “—Asset Tests”. We may make protective TRS elections with respect to any subsidiary REIT that we form or acquire and may implement other protective arrangements intended to avoid a cascading REIT failure if any of our intended subsidiary REITs were not to qualify for taxation as a REIT, but we cannot be sure that such protective elections or other arrangements will be effective to avoid or mitigate the resulting adverse consequences to us.
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
•Rents generally do not qualify if the REIT owns 10% or more by vote or value of stock of the tenant (or 10% or more of the interests in the assets or net profits of the tenant, if the tenant is not a corporation), whether directly or after application of attribution rules. We generally do not intend to lease property to any party if rents from that property would not qualify as “rents from real property,” but application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control. In this regard, we currently own close to, but less than, 10% of the outstanding common shares of TA, and TA has undertaken to limit its redemptions and repurchases of outstanding common shares so that we do not come to own 10% or more of its outstanding common shares. Our declaration of trust and bylaws generally disallow transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our qualification for taxation as a REIT under the IRC. Nevertheless, we cannot be sure that these restrictions will be effective to prevent our qualification for taxation as a REIT from being jeopardized under the 10% affiliated tenant rule. Furthermore, we cannot be sure that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of our shares attributed to them under the IRC’s attribution rules.
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
Any gain that a REIT recognizes on the sale of foreclosure property held as inventory or primarily for sale to customers, plus any income it receives from foreclosure property that would not otherwise qualify under the 75% gross income test in the absence of foreclosure property treatment, reduced by expenses directly connected with the production of those items of income, would be subject to federal income tax at the highest regular corporate income tax rate under the foreclosure property income tax rules of Section 857(b)(4) of the IRC. Thus, if a REIT should lease foreclosure property in exchange for rent that qualifies as “rents from real property” as described above, then that rental income is not subject to the foreclosure property income tax.
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
Asset Tests. At the close of each calendar quarter of each taxable year, we must also satisfy the following asset percentage tests in order to qualify for taxation as a REIT for federal income tax purposes:
•At least 75% of the value of our total assets must consist of “real estate assets,” defined as real property (including interests in real property and interests in mortgages on real property or on interests in real property), ancillary personal property to the extent that rents attributable to such personal property are treated as rents from real property in accordance with the rules described above, cash and cash items, shares in other REITs, debt instruments issued by “publicly offered REITs” as defined in Section 562(c)(2) of the IRC, government securities and temporary investments of new capital (that is, any stock or debt instrument that we hold that is attributable to any amount received by us (a) in exchange for our shares or (b) in a public offering of our five-year or longer debt instruments, but in each case only for the one-year period commencing with our receipt of the new capital).
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
Our Relationship with TA. As of December 31, 2022, we owned a significant percentage (but less than 10%) of the outstanding common shares of TA. Our leases with TA, TA’s articles of incorporation, and other agreements collectively contain restrictions upon the ownership of TA common shares and require TA to refrain from taking any actions that may result in any affiliation with us that would jeopardize our qualification for taxation as a REIT under the IRC. Accordingly, from and after January 31, 2007 we expect that the rental income we have received and will receive from TA and its subsidiaries has been and will be “rents from real property” under Section 856(d) of the IRC, and therefore qualifying income under the 75% and 95% gross income tests described above. As disclosed elsewhere in this Annual Report on Form 10-K, in connection with the BP Acquisition, we entered into the Consent Agreement and the Voting Agreement, pursuant to which, among other things, we have agreed to vote all of our TA common shares in favor of the BP Acquisition and to amend and restate our existing TA lease and guaranty agreements, effective at the time of the Merger.
Our Relationship with Sonesta. As of December 31, 2022, we owned (directly and indirectly through one of our TRSs) approximately 34% of the outstanding common shares of Sonesta. We have not elected to treat Sonesta as a TRS, and it is not otherwise an automatic TRS because no TRS of ours owns more than 35% of Sonesta. This structure for our Sonesta ownership permits our continued engagement of a corporate subsidiary of Sonesta to manage qualified lodging facilities leased to our TRSs, as described below in greater detail.
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
We may elect to retain, rather than distribute, some or all of our net capital gain and pay income tax on such gain. In addition, if we so elect by making a timely designation to our shareholders, our shareholders would include their proportionate share of such undistributed capital gain in their taxable income, and they would receive a corresponding credit for their share of the federal corporate income tax that we pay thereon. Our shareholders would then increase the adjusted tax basis of their shares by the difference between (a) the amount of capital gain dividends that we designated and that they included in their taxable income, and (b) the tax that we paid on their behalf with respect to that capital gain.
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
We may elect to retain and pay income taxes on some or all of our net capital gain. In addition, if we so elect by making a timely designation to our shareholders:
(1)each of our U.S. shareholders will be taxed on its designated proportionate share of our retained net capital gains as though that amount were distributed and designated as a capital gain dividend;
(2)each of our U.S. shareholders will receive a credit or refund for its designated proportionate share of the tax that we pay;
(3)each of our U.S. shareholders will increase its adjusted basis in our shares by the excess of the amount of its proportionate share of these retained net capital gains over the U.S. shareholder’s proportionate share of the tax that we pay; and
(4)both we and our corporate shareholders will make commensurate adjustments in our respective earnings and profits for federal income tax purposes.
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
For so long as a class of our shares is listed on a U.S. national securities exchange, capital gain dividends that we declare and pay to a non-U.S. shareholder on those shares, as well as dividends to such a non-U.S. shareholder on those shares attributable to our sale or exchange of “United States real property interests” within the meaning of Section 897 of the IRC, or USRPIs, will not be subject to withholding as though those amounts were effectively connected with a U.S. trade or business, and non-U.S. shareholders will not be required to file U.S. federal income tax returns or pay branch profits tax in respect of these dividends. Instead, these dividends will generally be treated as ordinary dividends and subject to withholding in the manner described above.
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
Although the law is not entirely clear on the matter, it appears that amounts designated by us as undistributed capital gain in respect of our shares that are held by non-U.S. shareholders generally should be treated in the same manner as actual distributions by us of capital gain dividends. Under this approach, the non-U.S. shareholder would be able to offset as a credit against its resulting U.S. federal income tax liability its proportionate share of the tax paid by us on the undistributed capital gain treated as distributed to the non-U.S. shareholder, and receive from the IRS a refund to the extent its proportionate share of the tax paid by us were to exceed the non-U.S. shareholder’s actual U.S. federal income tax liability on such deemed distribution. If we were to designate any portion of our net capital gain as undistributed capital gain, a non-U.S. shareholder should consult its tax advisors regarding taxation of such undistributed capital gain.
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
Prohibited Transactions
Fiduciaries of ERISA Plans and persons making the investment decision for Non-ERISA Plans should consider the application of the prohibited transaction provisions of ERISA and the IRC in making their investment decision. Sales and other transactions between an ERISA Plan or a Non-ERISA Plan and disqualified persons or parties in interest, as applicable, are prohibited transactions and result in adverse consequences absent an exemption. The particular facts concerning the sponsorship, operations and other investments of an ERISA Plan or Non-ERISA Plan may cause a wide range of persons to be treated as disqualified persons or parties in interest with respect to it. A non-exempt prohibited transaction, in addition to imposing potential personal liability upon ERISA Plan fiduciaries, may also result in the imposition of an excise tax under the IRC or a penalty under ERISA upon the disqualified person or party in interest. If the disqualified person who engages in the transaction is the individual on behalf of whom an IRA, Roth IRA or other tax-favored account is maintained (or their beneficiary), the IRA, Roth IRA or other tax-favored account may lose its tax-exempt status and its assets may be deemed to have been distributed to the individual in a taxable distribution on account of the non-exempt prohibited transaction, but no excise tax will be imposed. Fiduciaries considering an investment in our securities should consult their own legal advisors as to whether the ownership of our securities involves a non-exempt prohibited transaction.
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

Item 1A. Risk Factors
Summary of Risk Factors
Our business is subject to a number of risks and uncertainties. The following is a summary of the principal risk factors described in this section:
•unfavorable market, economic and commercial real estate conditions due to, among other things, rising or sustained high interest rates and high inflation, labor market challenges, supply chain challenges, volatility in the public equity and debt markets, pandemics (such as the COVID-19 pandemic) or other adverse public health safety events or conditions, geopolitical instability (such as the war in Ukraine), and other conditions beyond our control, may have a material adverse effect on our and our hotel managers’ and other operators’ and tenants’ results of operations and financial conditions, and our and their businesses may not return to the levels experienced prior to the COVID-19 pandemic, and they may be unable to satisfy their obligations to us;
•we are subject to risks related to our debt, including our ability to refinance maturing debt and the cost of any such refinanced debt and our ability to reduce our debt leverage, which may remain at or above current levels for an indefinite period, covenants and conditions contained in our debt agreements which may restrict our operations and ability to make investments and to pay distributions to our shareholders, potential downgrades to our credit ratings and other limitations on our ability to access capital at reasonable costs or at all;
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
•we and our managers and tenants face significant competition;
•we may be unable to renew our leases or lease our properties to new tenants when they expire without decreasing rents or incurring significant costs or at all;
•our potential sales or acquisitions may not be successful or may not be executed on the terms or within the timing we expect as a result of competition, current market and economic conditions, including capital market disruptions, rising or sustained high interest rates and high inflation, or otherwise;
•we are subject to risks related to our qualification for taxation as a REIT, including REIT distribution requirements;
•ownership of real estate is subject to environmental risks and liabilities, as well as risks from adverse weather, natural disasters and climate change and climate related events;
•insurance may not adequately cover our losses, and insurance costs may continue to increase;
•we are subject to risks related to our dependence upon RMR to implement our business strategies and manage our day to day operations;
•we are subject to risks related to the security of RMR’s or our hotel managers’ information technology;
•our management structure and agreements with RMR and our relationships with our related parties, including our Managing Trustees, RMR, Sonesta and TA and others affiliated with them, may create conflicts of interest;
•ESG initiatives, requirements and market expectations may impose additional costs and expose us to new risks;
•provisions in our declaration of trust, bylaws and other agreements, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals, limit our rights and the rights of our shareholders to take action against our Trustees and officers or limit our shareholders’ ability to obtain a favorable judicial forum for certain disputes; and
•we may change our operational, financing and investment policies without shareholder approval, and we may reduce the rate of or eliminate our distributions to shareholders or the form of payment could change.
The risks described below may not be the only risks we face but are risks we believe may be material at this time. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described below occurs, our business, financial condition, liquidity, results of operations or ability to pay distributions to our shareholders could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described below and the information contained under the caption “Warning Concerning Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K before deciding whether to invest in our securities. We may update these risk factors in our future periodic reports.
Risks Related to Our Business
Unfavorable market and economic conditions may have a material adverse effect on our results of operations, financial condition and ability to pay distributions to our shareholders.
Our business may be adversely affected by market, economic and commercial real estate conditions in the U.S. and global economies and/or the local economies in the markets in which our properties are located. Unfavorable market, economic and commercial real estate conditions may be due to, among other things, rising or sustained high interest rates and high inflation, labor market challenges, supply chain disruptions, volatility in the public equity and debt markets, pandemics (such as the COVID-19 pandemic), geopolitical instability (such as the war in Ukraine), and other conditions beyond our control. Because economic conditions in the United States may affect business and leisure travel, hotel occupancy, trucking volume and demand for diesel fuel, gasoline, real estate values, occupancy levels and returns and rents, current and future economic conditions in the United States, including slower growth or a recession and capital market volatility or disruptions, could have a material adverse impact on our earnings and financial condition. Economic conditions may be affected by numerous factors, including, but not limited to, the pace of economic growth and/or recessionary concerns, inflation, increases in the levels of unemployment, energy prices, uncertainty about government fiscal and tax policy, geopolitical events, the regulatory environment, the availability of credit and interest rates. Current conditions, or similar conditions existing in the future, may have a material adverse effect on our results of operations, financial condition and ability to pay distributions to our shareholders.
Our and our managers’ and other operators’ and tenants’ businesses may not return to the levels experienced prior to the COVID-19 pandemic, and they may be unable to satisfy their obligations to us.
As a result of the COVID-19 pandemic, the market practices that arose or increased in response to the pandemic and the impacts they have had on travel and the broader economy throughout the United States since March 2020, our hotels experienced significant declines in occupancy, which have had a significant negative effect on our operating results and cash flow. While occupancy has since recovered significantly, there remains uncertainty as to when and if operations at our hotels will sustainably return to pre-pandemic levels. Although leisure travel has returned, and in some instances, exceeded pre-pandemic levels, business travel has not, and it is unknown if it will in the foreseeable future or at all. We expect that the recovery with respect to business transient and group business will be gradual and likely inconsistent. We also expect the ongoing recovery of the U.S. hospitality industry to be a multi-year process, and to unfold unevenly, including among different hotel service levels. In addition, consumer confidence, corporate travel and lodging demand will continue to be affected by economic and market conditions, unemployment levels, perceptions of the safety of travel, the continued use of video conferencing technologies rather than in person meetings and broader macroeconomic trends and conditions. These trends, together with increasing labor costs and shortages, commodity and other price inflation and supply chain challenges, may continue to negatively impact our hotel operations, the operations of our tenants and our financial results.
Certain industries in which some of our retail tenants operate were severely and negatively impacted by the effects of the COVID-19 pandemic. Our retail tenants’ businesses could be adversely impacted by changes in consumer spending or preferences that have arisen since the COVID-19 pandemic began. If those tenants’ businesses do not sufficiently improve, they may fail to pay rent due to us.
If our hotel managers fail to operate our hotels profitably, we may need to fund operating losses for those hotels or make capital contributions to Sonesta.
The owner’s priority returns we receive from our managed hotels are dependent upon the financial results of those hotels’ operations. During 2020 and into 2021, our hotels experienced significant operating losses that we had to fund. Further losses from pandemics, public health safety concerns or otherwise may result in our managed hotels experiencing operating losses that we will need to fund. Further, we own approximately 34.0% of Sonesta. If Sonesta experiences losses, or requires additional capital, Sonesta may request we fund our share through the contribution of additional capital. For more information about our agreements with Sonesta, see Notes 5 and 9 to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K.
We have a substantial amount of debt and we may incur additional debt.
As of December 31, 2022, our consolidated debt was $5.7 billion. We are subject to numerous risks associated with our debt, including our ability to refinance maturing debt and the cost of any refinancing, the risk that our cash flows could be insufficient for us to make required payments and risks associated with increases in and sustained high market interest rates. There are no limits in our organizational documents on the amount of debt we may incur, and we may incur substantial debt.

Our debt may increase our vulnerability to adverse market and economic conditions, limit our flexibility in planning for changes in our business and place us at a disadvantage in relation to competitors that have lower debt levels. Our debt could increase our costs of capital, limit our ability to incur additional debt in the future, and increase our exposure to floating interest rates or expose us to potential events of default (if not cured or waived) under covenants contained in debt instruments that could have a material adverse effect on our business, financial condition and operating results. Rising interest rates may cause our interest expense to increase materially. Expensive debt could reduce the available cash flow to fund, or limit our ability to obtain financing for, working capital, capital expenditures, acquisitions, development or redevelopment projects, lease obligations or other purposes and hinder our ability to pay distributions to our shareholders. Also, our revolving credit facility matures on July 15, 2023 and we have no remaining extension options. Although we currently expect to enter into a new facility prior to its maturity or obtain alternative financing, there can be no assurance we will be successful in doing so and the terms of any new facility or alternative financing we obtain may be less favorable to us than the terms of our existing revolving credit facility.
If we default under any of our debt obligations, we may be in default under other debt agreements of ours that have cross default provisions, including our credit agreement and our senior unsecured notes indentures and their supplements. In such case, our lenders or noteholders may demand immediate payment of any outstanding debt and could seek payment from the subsidiary guarantors under our credit agreement, seek to sell any pledged equity interests of certain subsidiaries or the mortgaged properties owned by certain pledging subsidiaries, or we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.
We may fail to comply with the terms of our debt agreements, which could adversely affect our business and prohibit us from paying distributions to our shareholders.
Our credit agreement, our senior unsecured notes indentures and their supplements and our secured loans include various conditions, covenants and events of default. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including for reasons beyond our control. For example, our ability to comply with those covenants will depend upon the net rental income and hotel operating returns we receive from our properties. If the occupancy at our properties declines or if our rents or returns decline, we may be unable to incur additional debt, including borrowing under our revolving credit facility. If we are unable to incur additional debt, we may be unable to meet our obligations or grow our business by acquiring additional properties or otherwise. If we default under our credit agreement, our lenders may demand immediate payment and may elect not to fund future borrowings. During the continuance of any event of default under our credit agreement, we may be limited or, in some cases, prohibited from paying distributions to our shareholders. Any default under our credit agreement that results in acceleration of our obligations to repay outstanding debt or in our no longer being permitted to borrow under our revolving credit facility would likely have serious adverse consequences to us and would likely cause the value of our securities to decline.
If we cannot satisfy covenants under our debt agreements, we may need to seek waivers or amendments to our existing debt agreements from our lenders, but our lenders are not required to grant any such waivers or agree to any such amendments and may determine not to do so. We may also obtain additional debt financing. Any waiver or amendment to our existing debt agreements or new debt financing that we may obtain may include covenants and conditions that are more restrictive than the covenants and conditions contained in our existing debt agreements.
Secured debt exposes us to the possibility of foreclosure, which could result in the loss of our investment in certain of our subsidiaries or in a property or group of properties or other assets that secure that debt.
Certain of our debt is secured by properties that are owned by our consolidated, bankruptcy remote, special purpose entities, or SPEs, that have been pledged to secure the borrowings of the SPE. Secured debt, including mortgage and asset backed debt, increases our risk of asset and property losses because defaults on debt secured by our assets may result in foreclosure actions initiated by lenders and ultimately our loss of the property or other assets securing our obligations under our credit agreement or our other secured loans if we default on such obligations. Any foreclosure on a property or group of properties could have a material adverse effect on the overall value of our portfolio of properties and more generally on us. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could materially and adversely affect us.
We have a high concentration of properties that are operated by Sonesta or TA.
As of December 31, 2022, Sonesta operated 196 of our 238 hotels, which constituted 47.6% of our historical real estate investments. We lease 177 travel centers to TA, which constituted approximately 29.3% of our total historical real estate investments as of December 31, 2022. If either Sonesta or TA were to fail to provide quality services and amenities or to maintain quality brands, our income from these properties may be adversely affected. Further, if we were required to replace

Sonesta or TA, we could experience significant disruptions in operations at the applicable properties, which could reduce our income and cash flows from, and the value of, those properties.
Our earnings will be more volatile than in previous years due to most of the returns and rents no longer being guaranteed by our operators’ parent companies.
Historically, most of our hotel portfolio returns were guaranteed by our hotel managers’ parent companies. Due to the adverse impact of the COVID-19 pandemic, these security features were largely exhausted. We have no guarantee or security deposit under our agreements with Sonesta. Guarantees and security deposits historically provided us with generally consistent returns for the hotels they supported. Without the benefit of these types of security features supporting our returns, we expect our earnings to be more volatile than we have experienced historically. Also, certain of our net lease tenants, including TA, provide parent company guarantees. If these tenants do not earn sufficient income from their businesses, they may not have sufficient resources independent of these leaseholds to pay their guarantee obligations to us, particularly for those tenants, such as TA, that conduct the majority of their business at properties leased from us.
Inherent risks in the hotel industry could impact Sonesta and our other managers and affect our business.
Approximately 54.7% of our historical real estate investments as of December 31, 2022, are in our hotel properties. Our hotels are subject to operating risks common to the hotel industry, many of which are beyond our control and may impact Sonesta and our other managers, including risks associated with:
•competition from other hotels in our markets, or an oversupply of hotels in our markets;
•increased operating costs, including wages, benefits, insurance and utilities, due to inflation, increased minimum wages and other factors, which may not be offset in the future by increased room rates;
•increased property taxes due to many state and local governments facing budget deficits, or seeking to expand services, that have led many of them, and may in the future lead others to, increase assessments and/or taxes;
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
•dependence on demand from business and leisure travelers, which may fluctuate and be seasonal and could experience prolonged declines as a result of economic downturns or recessions or otherwise and possible long-term changes in business and consumer practices;
•increases in energy costs, airline fares and other expenses related to travel, which may negatively affect traveling;
•decreases in demand for business and leisure travel due to terrorism, terrorism alerts and warnings, military actions, natural disasters, concerns about climate change, pandemics or other public health safety concerns;
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

•TA’s net operating margins are low and are highly dependent on the gross margin per gallon on TA’s fuel sales and on its nonfuel margins;
•the trucking industry is the primary customer for TA’s goods and services. When the U.S. economy declines, demand for goods moved by trucks declines, and in turn demand for TA’s products and services typically declines;
•TA’s debt and rent obligations are substantial;
•increasing fuel prices and fuel price volatility often have various adverse impacts upon TA’s operating margins and business;
•TA’s business requires it to make substantial capital investments;
•labor market and supply chain challenges may negatively impact TA and could worsen;
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
For these reasons, among others, TA may be unable to pay amounts due to us under the terms of our leases with TA. For more information about our leases with TA, see Notes 5, 9 and 15 to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K.
We may be unable to fund capital improvements at our properties and our investments may cost more and take longer to complete than expected.
Some of our management agreements and lease arrangements require us to fund capital improvements at certain of our properties. Hotels in particular require us to expend significant amounts to maintain them. We may not have the funds necessary to make necessary or desired improvements to our properties and such investments, if made, may not be sufficient to maintain or improve the financial results of our properties. Certain of our management agreements and lease arrangements require us to maintain the applicable properties in a certain required condition. If we fail to maintain these properties in the required condition, the operator may terminate the applicable management or lease agreement and hold us liable for damages. Planned capital expenditures could cost more and take longer to complete than expected as a result of labor costs and shortages and commodity and other price inflation due to supply chain challenges, among other things.
We may be unable to grow our business by acquiring additional properties, and we might encounter unanticipated difficulties and expenditures relating to our acquired properties.
Our business plan includes the acquisition of additional properties. Our ability to make profitable acquisitions is subject to risks, including, but not limited to, risks associated with:
•competition from other investors;
•contingencies in our acquisition agreements;
•the availability, terms and cost of debt and equity capital; and
•the extent of our debt leverage.
These risks may limit our ability to grow our business by acquiring additional properties. In addition, we might encounter unanticipated difficulties and expenditures relating to our acquired properties. For example:

•notwithstanding pre-acquisition due diligence, we could acquire a property that contains undisclosed defects in design or construction or unknown liabilities, including those related to undisclosed environmental contamination, or our analyses and assumptions for the properties may prove to be incorrect;
•an acquired property may be located in a new market where we may face risks associated with investing in an unfamiliar market;
•the market in which an acquired property is located may experience unexpected changes that adversely affect the property’s value; and
•property operating costs for our acquired properties may be higher than anticipated and our acquired properties may not yield expected returns.
For these reasons, among others, we might not realize the anticipated benefits of our acquisitions, and our business plan to acquire additional properties may not succeed or may cause us to experience losses.
We are limited in our ability to operate our properties and are thus dependent on our operators.
Because federal income tax laws restrict REITs and their subsidiaries from operating or managing businesses at their properties, we do not operate our hotels or net lease properties. Instead, we lease all our hotels to our subsidiaries that qualify as TRSs under the IRC and lease our other properties to operating companies. We have retained third party managers to manage our hotels that are leased to our TRSs. Our income from our properties may be adversely affected if our operators fail to provide quality services and amenities to customers. While we monitor the performance of our operators and apply asset management strategies and discipline, we have limited recourse under our management agreements and leases if we believe that our operators are not performing adequately. Any failure by our operators to fully perform the duties agreed to in our management agreements and leases could adversely affect our results of operations. In addition, our operators operate, and, in some cases, own or have invested in, properties that compete with our properties, which may result in conflicts of interest. As a result, our operators have made, and may in the future make, decisions regarding competing properties or our properties’ operations that may not be in our best interests and which may result in a reduction of our returns.
Increases in market interest rates may significantly increase our interest expense and may otherwise materially and negatively affect us.
In response to significant and prolonged increases in inflation over the past year, the Federal Reserve has raised interest rates several times since the beginning of 2022 and has announced an expectation that interest rates will continue to rise. The timing, number and amount of any future interest rate increases, and the duration that those increased rates will be in effect, are uncertain. Interest rate increases may materially and negatively affect us in several ways, including:
•investors may consider whether to buy or sell our common shares based upon the distribution rate on our common shares relative to the then prevailing market interest rates. If market interest rates continue to rise or remain at elevated levels, investors may expect a higher distribution rate than we are able to pay, which may increase our cost of capital, or they may sell our common shares and seek alternative investments that offer higher distribution rates. Sales of our common shares may cause a decline in the value of our common shares;
•amounts outstanding under our revolving credit facility require interest to be paid at floating interest rates. When interest rates increase, our interest costs will increase, which could adversely affect our cost of refinancing our debts when they become due, our cash flows, our ability to pay principal and interest on our debt and our ability to pay distributions to our shareholders. Additionally, if we choose to hedge our interest rate risk, we cannot be sure that the hedge will be effective or that our hedging counterparty will meet its obligations to us;
•we have a substantial amount of fixed rate debt maturing over the next few years. Our ability to refinance this debt and the cost of any such refinancing will be subject to market conditions, our financial condition and operating performance and our credit ratings; and
•property values are often determined, in part, based upon a capitalization of rental income formula. When market interest rates increase or remain at elevated levels, real estate transaction volumes often slow due to increased borrowing costs, which the commercial real estate market is currently experiencing, and property investors often demand higher capitalization rates and that causes property values to decline. Increases in or continued elevated levels of interest rates could lower the value of our properties and cause the value of our securities to decline.
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
REIT distribution requirements and limitations on our ability to access capital at reasonable costs or at all may adversely impact our ability to carry out our business plan.
To maintain our qualification for taxation as a REIT under the IRC, we are required to satisfy distribution requirements imposed by the IRC. See “Material United States Federal Income Tax Considerations—REIT Qualification Requirements—Annual Distribution Requirements.” included in Part I, Item 1 of this Annual Report on Form 10-K. Accordingly, we may not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties or fund our acquisitions or development, redevelopment or repositioning efforts. Our business strategies therefore depend, in part, upon our ability to raise additional capital at reasonable costs. We may also be unable to raise capital at reasonable costs or at all because of reasons related to our business, market perceptions of our prospects, the terms of our debt, the extent of our leverage or for reasons beyond our control, such as capital market volatility, rising or sustained high interest rates and other market conditions. Because the earnings we are permitted to retain are limited by the rules governing REIT qualification and taxation, if we are unable to raise reasonably priced capital, we may not be able to carry out our business plan.
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
Our results of operations depend, in part, on our ability to lease our retail properties by renewing or re-leasing expiring leases and leasing vacant space and optimizing our tenant mix. As of December 31, 2022, leases representing approximately 0.6% of our annualized minimum net lease rents will expire during 2023. As of December 31, 2022, 2.4% of the leasable square footage of our net lease properties was vacant. Current tenants may decline, or may not have the financial resources available, to renew current leases and we cannot guarantee that leases that are renewed will have terms that are as economically favorable to us as the expiring lease terms. If tenants do not renew their leases as they expire, or renew for less space, we will have to find new tenants to lease our properties and there is no guarantee that we will be able to find new tenants or that our properties will be re-leased at rental rates equal to or above the current average rental rates or that substantial rent abatements, tenant improvement allowances, early termination rights, below-market renewal options or other lease incentive payments will not be offered to attract new tenants. Unfavorable market and industry conditions, including rising or sustained high interest rates and high inflation, labor market challenges, supply chain challenges and economic downturns or recessions, may increase these risks. We may experience significant costs in connection with renewing, leasing or re-leasing our properties, which could materially and adversely affect us.
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
Our hotel managers are responsible for hiring and maintaining the labor force at each of our hotel properties. Although we do not directly employ or manage employees at our hotel properties, we are subject to many of the costs and risks associated with the hotel labor force. From time to time, hotel operations may be disrupted as a result of strikes, lockouts, public demonstrations or other negative actions and publicity. We may also incur increased legal costs and indirect labor costs as a result of contract disputes and other events. The resolution of labor disputes or renegotiated labor contracts could lead to increased labor costs, either by increases in wages or benefits or by changes in work rules. Labor costs have increased and our hotel managers have experienced labor shortages at our hotels, and these conditions may continue for an extended period. In addition, regulations in certain jurisdictions, such as increases in minimum wages, have increased our hotel managers’ labor costs. Our hotel managers may be unable to adequately staff our hotels as a result of these or other reasons, which may limit the business activity at our hotels, decrease the quality of services provided at our hotels and damage our and our applicable hotel managers’ reputations in the marketplace.
We may not succeed in selling properties we may identify for sale and any proceeds we may receive from sales we do complete may be less than expected, and we may incur losses with respect to any such sales.
We plan to selectively sell certain properties from time to time to fund future acquisitions, manage leverage and strategically update, rebalance and reposition our investment portfolio. Our ability to sell properties or any other assets and the prices we receive upon any sale, may be affected by various factors. In particular, these factors could arise from weaknesses in or a lack of established markets for the properties we may identify for sale, changes in the financial condition of prospective purchasers for and the tenants of the properties, the terms of leases with tenants at certain of the properties, the characteristics, quality and prospects of the properties, the availability of financing to potential purchasers on reasonable terms, the number of prospective purchasers, the number of competing properties in the market, unfavorable local, national or international economic conditions, such as rising or sustained high interest rates and high inflation, labor market challenges, supply chain challenges and economic downturns or recessions, and changes in laws, regulations or fiscal policies of jurisdictions in which the properties are located. For example, current market conditions have and may continue to cause increased capitalization rates which, together with rising interest rates, has resulted in reduced commercial real estate transaction volume, and such conditions may continue or worsen. We may not succeed in selling properties or other assets and any sales may be delayed or may not occur or, if sales do occur, the terms may not meet our expectations, and we may incur losses in connection with any sales. In addition, we may elect to change or abandon our strategy and forego or abandon property or other asset sales. If we are unable to realize proceeds from the sale of assets sufficient to allow us to manage our leverage at a level we believe appropriate or which ratings agencies and possible financing sources believe appropriate, our credit ratings may be lowered, and we may further reduce our acquisition activity or investments in our existing properties.
Bankruptcy law may adversely impact us.
The occurrence of a tenant bankruptcy could reduce the rent we receive from that tenant, and the current economic conditions, such as rising or sustained high interest rates and high inflation, labor market challenges, supply chain challenges and economic downturns or a possible recession, may increase the risk of our tenants or hotel managers filing for bankruptcy. If a tenant files for bankruptcy, federal law may prohibit us from evicting that tenant based solely upon its bankruptcy, and a bankrupt tenant may be authorized to reject and terminate its lease with us. Any claims against a bankrupt tenant for unpaid future rent would be subject to statutory limitations that may be substantially less than the contractually specified rent we are owed under the lease, and any claim we have for unpaid past rent may not be paid in full. If any of our tenants or hotel managers files for bankruptcy, we may experience delays in enforcing our rights, we may be limited in our ability to replace the tenant or hotel manager and we may incur substantial costs in protecting our investment and re-leasing or finding a replacement tenant or hotel manager.
Insurance may not adequately cover our losses, and insurance costs may continue to increase.
We or our operators are generally responsible for the costs of insurance coverage for our properties and the operations conducted on them, including for casualty, liability, malpractice, fire, extended coverage and rental or business interruption loss insurance. In the future, we may acquire properties for which we are responsible for the costs of insurance. In the past few years, the costs of insurance have increased significantly, and these increased costs have had an adverse effect on us and our operators. Increased insurance costs may adversely affect our operators’ abilities to operate our properties profitably and provide us with desirable returns and our operators’ abilities to pay us rent or result in downward pressure on rents we can charge under new or renewed leases. Losses of a catastrophic nature, such as those caused by hurricanes, flooding, volcanic eruptions and earthquakes, among other things, or losses as a result of outbreaks of pandemics or acts of terrorism, may be covered by insurance policies with limitations such as large deductibles or co-payments that we or an operator may not be able to pay. Insurance proceeds may not be adequate to restore an affected property to its condition prior to a loss or to compensate us for our losses, including lost revenues or other costs. Certain losses, such as losses we may incur as a result of known or unknown environmental conditions, are not covered by our insurance. Market conditions or our loss history may limit the scope of insurance or coverage available to us on economic terms. If we determine that an uninsured loss or a loss in excess of insured limits occurs and if we are not able to recover amounts from our operators for certain losses, we may have to incur uninsured costs to mitigate such losses or lose all or a portion of the capital invested in a property, as well as the anticipated future revenue from the property.
We are subject to risks from adverse weather, natural disasters and climate change and climate related events, and we incur significant costs and invest significant amounts with respect to these matters.
We are subject to risks and could be exposed to additional costs from adverse weather, natural disasters and climate change and climate related events. For example, our properties could be severely damaged or destroyed from either singular extreme weather events (such as floods, storms and wildfires) or through long-term impacts of climatic conditions (such as precipitation frequency, weather instability and rise of sea levels). Such events could also adversely impact us or the tenants of our properties if we or they are unable to operate our or their businesses due to damage resulting from such events. Insurance may not adequately cover all losses sustained by us or the tenants of our properties. If we fail to adequately prepare for such events, our revenues, results of operations and financial condition may be impacted. In addition, we may incur significant costs in preparing for possible future climate change or climate related events or in response to our tenants’ requests for such investments and we may not realize desirable returns on those investments.
RMR and our hotel managers rely on information technology and systems in providing services to us, and any material failure, inadequacy, interruption or security breach of that technology or those systems could materially harm us.
RMR and our hotel managers rely on information technology and systems, including the Internet and cloud-based infrastructures, commercially available software and their respective internally developed applications, to process, transmit, store and safeguard information and to manage or support a variety of their business processes (including managing our building systems), including financial transactions and maintenance of records, which may include personal identifying information of employees, guests, tenants and guarantors and lease data. If we or our third party vendors experience material security or other failures, inadequacies or interruptions in our or their information technology systems, we could incur material costs and losses and our operations could be disrupted. RMR and our hotel managers take various actions, and incur significant costs, to maintain and protect the operation and security of information technology and systems, including the data maintained in those systems. However, these measures may not prevent the systems’ improper functioning or a compromise in security such as in the event of a cyberattack or the improper disclosure of personally identifiable information.
Security breaches, computer viruses, attacks by hackers, online fraud schemes and similar breaches have created and can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. The risk of a security breach or disruption, particularly through cyberattack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the intensity and sophistication of attempted attacks and intrusions from around the world have increased. The cybersecurity risks to us or our third party vendors are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetrate illegal or fraudulent activities, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in RMR’s, our hotel managers’ or other third parties’ information technology networks and systems or operations. Although much of RMR’s and Sonesta’s staff returned to their respective offices during the pandemic, flexible working arrangements have resulted in a higher extent of remote working than they experienced prior to the pandemic. This and other possible changing work practices have adversely impacted, and may in the future adversely impact, RMR’s, our hotel managers’ or other third parties’ abilities to maintain the security, proper function and availability of their respective information technology and systems since remote working by their employees could strain their respective technology resources and introduce operational risk, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that have sought, and may seek, to exploit remote working environments. In addition, RMR’s, our hotel managers’ or other third parties’ data security, data privacy, investor reporting and business continuity processes could be impacted by a third party’s inability to perform in a remote work environment or by the failure of, or attack on, their information systems and technology. Any failure by RMR, our hotel managers or other third party vendors to maintain the security, proper function and availability of their respective information technology and systems could result in financial losses, interrupt our operations, damage our reputation, cause us to be in default of material contracts and subject us to liability claims or regulatory penalties, any of which could materially and adversely affect our business and the value of our securities.
ESG initiatives, requirements and market expectations may impose additional costs and expose us to new risks.
There is an increasing focus from investors, tenants, hotel managers and other stakeholders and regulators concerning corporate sustainability. Some investors may use ESG factors to guide their investment strategies and, in some cases, may choose not to invest in us, or otherwise do business with us, if they believe our or RMR’s policies relating to corporate sustainability are inadequate. Third party providers of corporate sustainability ratings and reports on companies have increased in number, resulting in varied and, in some cases, inconsistent standards. In addition, the criteria by which companies’ corporate sustainability practices are assessed are evolving, which could result in greater expectations of us and RMR and cause us and RMR to undertake costly initiatives to satisfy such new criteria. Alternatively, if we or RMR elect not to or are unable to satisfy such new criteria or do not meet the criteria of a specific third party provider, some investors may conclude that our or RMR’s policies with respect to corporate sustainability are inadequate. In July 2022, RMR announced its zero emissions goal pursuant to which it has pledged to reduce its scope 1 and 2 emissions to net zero by 2050 with a 50% reduction commitment by 2030 from a 2019 baseline. We and RMR may face reputational damage in the event that our or their corporate sustainability procedures or standards do not meet the goals that we or RMR have set or the standards set by various constituencies. If we and RMR fail to satisfy the expectations of investors and our tenants and other stakeholders or our or RMR’s announced goals and other initiatives are not executed as planned, our and RMR’s reputation and financial results could be adversely affected, and our revenues, results of operations and ability to grow our business may be negatively impacted. In addition, we may incur significant costs in attempting to comply with ESG policies or third party expectations or demands.
Market and government actions in response to concerns about global climate change and supply chain challenges may negatively impact our business.
Market and government actions in response to global climate change may result in a reduction in transient travel and demand for fossil fuels and may result in increased costs in response to market demands and government regulation. For instance, in response to concerns about burning fossil fuels, air and on road vehicle travel may decline, which may result in less demand for stays at our hotels and fuel at our travel centers. Further, if in response to global supply chain challenges, there is a movement to increase onshore manufacturing and production of goods, truck transportation in the United States may decline, which may reduce the demand for products and services at our travel center properties.
Risks Related to Our Relationships with RMR, Sonesta and TA
We are dependent upon RMR to manage our business and implement our growth strategy.
We have no employees. Personnel and services that we require are provided to us by RMR pursuant to our management agreements with RMR. Our ability to achieve our business objectives depends on RMR and its ability to effectively manage our properties, to appropriately identify and complete our acquisitions and dispositions and to execute our growth strategy. Accordingly, our business is dependent upon RMR’s business contacts, its ability to successfully hire, train, supervise and manage its personnel and its ability to maintain its operating systems. If we lose the services provided by RMR or its key personnel, our business and growth prospects may decline. We may be unable to duplicate the quality and depth of management available to us by becoming internally managed or by hiring another manager. In the event RMR is unwilling or unable to continue to provide management services to us, our cost of obtaining substitute services may be greater than the fees we pay RMR under our management agreements, and as a result our expenses may increase.
RMR has broad discretion in operating our day to day business.
Our manager, RMR, is authorized to follow broad operating and investment guidelines and, therefore, has discretion in identifying the properties that will be appropriate investments for us, as well as our individual operating and investment decisions. Our Board of Trustees periodically reviews our operating and investment guidelines and our operating activities and investments but it does not review or approve each decision made by RMR on our behalf. In addition, in conducting periodic reviews, our Board of Trustees relies primarily on information provided to it by RMR. RMR may exercise its discretion in a manner that results in investment returns that are substantially below expectations or that results in losses.

Our management structure and agreements and relationships with RMR and RMR’s and its controlling shareholder’s relationships with others may create conflicts of interest, or the perception of such conflicts, and may restrict our investment activities.
RMR is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR. RMR or its subsidiary also acts as the manager to certain other Nasdaq listed companies and private companies, and Mr. Portnoy serves as a managing director, managing trustee, director or trustee, as applicable, of those companies, and as chair of the board of trustees or board of directors, as applicable, of those Nasdaq listed companies.
John Murray, our other Managing Trustee, Todd Hargreaves, our President and Chief Investment Officer, and Brian Donley, our Chief Financial Officer and Treasurer, are also officers and employees of RMR. Mr. Murray is also a director and the president and chief executive officer of Sonesta, and Mr. Donley is also the chief financial officer and treasurer of Industrial Logistics Properties Trust, or ILPT, another REIT managed by RMR. Messrs. Portnoy, Murray, Hargreaves and Donley have duties to RMR, Mr. Murray has duties to Sonesta and Mr. Donley has duties to ILPT, as well as to us, and we do not have their undivided attention. They and other RMR personnel may have conflicts in allocating their time and resources between us and RMR and other companies to which RMR or its subsidiaries provide services. Some of our Independent Trustees also serve as independent directors or independent trustees of other public companies to which RMR or its subsidiaries provide management services.
In addition, we may in the future enter into additional transactions with RMR, its affiliates or entities managed by it or its subsidiaries. In addition to his investments in RMR Inc. and RMR, Mr. Portnoy holds equity investments in other companies to which RMR or its subsidiaries provide management services and some of these companies have significant cross ownership interests, including, for example: as of December 31, 2022, Mr. Portnoy beneficially owned, in aggregate, 1.1% of our outstanding common shares, 4.1% of TA’s outstanding common shares (including through RMR) and Mr. Portnoy is the controlling shareholder of Sonesta, and we own approximately 7.8% of TA’s outstanding shares of common stock and approximately 34.0% of Sonesta’s outstanding common stock. As disclosed elsewhere in this Annual Report on Form 10-K, in connection with the BP Acquisition, we have entered into the Voting Agreement, pursuant to which, among other things, we agreed to vote all of our TA common shares in favor of the BP Acquisition and not to sell or transfer our TA common shares while the Voting Agreement remains in effect. Our executive officers may also own equity investments in other companies to which RMR or its subsidiaries provide management services. These multiple responsibilities, relationships and cross ownerships may give rise to conflicts of interest or the perception of such conflicts of interest with respect to matters involving us, RMR Inc., RMR, our Managing Trustees, the other companies to which RMR or its subsidiaries provide management services and their related parties. Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.
In our management agreements with RMR, we acknowledge that RMR may engage in other activities or businesses and act as the manager to any other person or entity (including other REITs) even though such person or entity has investment policies and objectives similar to our policies and objectives and we are not entitled to preferential treatment in receiving information, recommendations and other services from RMR. Accordingly, we may lose investment opportunities to, and may compete for tenants with, other businesses managed by RMR or its subsidiaries. We cannot be sure that our Code of Conduct or our governance guidelines, or other procedural protections we adopt will be sufficient to enable us to identify, adequately address or mitigate actual or alleged conflicts of interest or ensure that our transactions with related persons are made on terms that are at least as favorable to us as those that would have been obtained with an unrelated person.
Our management agreements with RMR were not negotiated on an arm’s length basis and their fee and expense structure may not create proper incentives for RMR, which may increase the risk of an investment in our common shares.
As a result of our relationships with RMR and its current and former controlling shareholder(s), our management agreements with RMR were not negotiated on an arm’s length basis between unrelated parties, and therefore, while such agreements were negotiated with the use of a special committee and disinterested Trustees, the terms, including the fees payable to RMR, may be different from those negotiated on an arm’s length basis between unrelated parties. Our property management fees are calculated based on rents we receive and construction supervision fees for construction at our properties overseen and managed by RMR, and our base business management fee is calculated based upon the lower of the historical costs of our real estate investments and our market capitalization. We pay RMR substantial base management fees regardless of our financial results. These fee arrangements could incentivize RMR to pursue acquisitions, capital transactions, tenancies and construction projects or to avoid disposing of our assets in order to increase or maintain its management fees and might reduce RMR’s incentive to devote its time and effort to seeking investments that provide attractive returns for us. If we do not effectively manage our investment, disposition and capital transactions and leasing, construction and other property management activities, we may pay increased management fees without proportional benefits to us. In addition, we are obligated under our management agreements to reimburse RMR for employment and related expenses of RMR’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR’s centralized accounting personnel, our share of RMR’s costs for providing our internal audit function and as otherwise agreed. We are also required to pay for third party costs incurred with respect to us. Our obligation to reimburse RMR for certain of its costs and to pay third party costs may reduce RMR’s incentive to efficiently manage those costs, which may increase our costs.
The termination of our management agreements with RMR may require us to pay a substantial termination fee, including in the case of a termination for unsatisfactory performance, which may limit our ability to end our relationship with RMR.
The terms of our management agreements with RMR automatically extend on December 31 of each year so that such terms thereafter end on the 20th anniversary of the date of the extension. We have the right to terminate these agreements: (1) at any time on 60 days’ written notice for convenience, (2) immediately upon written notice for cause, as defined in the agreements, (3) on written notice given within 60 days after the end of any applicable calendar year for a performance reason, as defined in the agreements, and (4) by written notice during the 12 months following a manager change of control, as defined in the agreements. However, if we terminate a management agreement for convenience, or if RMR terminates a management agreement with us for good reason, as defined in such agreement, we are obligated to pay RMR a termination fee in an amount equal to the sum of the present values of the monthly future fees, as defined in the applicable agreement, payable to RMR for the term that was remaining before such termination, which, depending on the time of termination, would be between 19 and 20 years. Additionally, if we terminate a management agreement for a performance reason, as defined in the agreement, we are obligated to pay RMR the termination fee calculated as described above, but assuming a remaining term of 10 years. These provisions substantially increase the cost to us of terminating the management agreements without cause, which may limit our ability to end our relationship with RMR as our manager. The payment of the termination fee could have a material adverse effect on our financial condition, including our ability to pay distributions to our shareholders.
Our management arrangements with RMR may discourage a change of control of us.
Our management agreements with RMR have continuing 20 year terms that renew annually. As noted in the preceding risk factor, if we terminate either of these management agreements other than for cause or upon a change of control of our manager, we are obligated to pay RMR a substantial termination fee. For these reasons, our management agreements with RMR may discourage a change of control of us, including a change of control which might result in payment of a premium for our common shares.
Our business dealings with Sonesta and TA comprise a significant part of our business and operations and they may create conflicts of interest or the perception of such conflicts of interest.
Sonesta managed 196 of our hotels as of December 31, 2022. Sonesta is controlled by Adam Portnoy. Mr. Portnoy, Mr. Murray and Jennifer Clark, our Secretary, are directors of Sonesta, and Mr. Murray is also Sonesta’s president and chief executive officer. Other officers and employees of Sonesta are former employees of RMR. We own approximately 34.0% of Sonesta’s outstanding common stock.
TA is our former 100.0% owned subsidiary and our largest tenant, and we are TA’s largest shareholder and landlord. TA was created as a separate public company in 2007 as a result of its spin-off from us. Mr. Portnoy, one of our Managing Trustees, serves as the chair of the board of directors and a managing director of TA and, including through RMR, beneficially owned, as of December 31, 2022, approximately 4.1% of TA’s outstanding common shares. Mr. Portnoy is the controlling shareholder, managing director and chief executive officer of RMR Inc., the parent of RMR, which provides management services to both us and TA. As disclosed elsewhere in this Annual Report on Form 10-K, in connection with the BP Acquisition, we have entered into the Voting Agreement, pursuant to which, among other things, we agreed to vote all of our TA common shares in favor of the BP Acquisition and not to sell or transfer our TA common shares while the Voting Agreement remains in effect.
The historical and continuing relationships which we, RMR and Mr. Portnoy have with Sonesta and TA could create, or appear to create, conflicts of interest with respect to matters involving us, the other companies to which RMR or its subsidiaries provide management services and their related parties. As a result of these relationships, our agreements with Sonesta and our leases with TA were not negotiated on an arm’s length basis between unrelated parties, and therefore their terms may be different from those negotiated on an arm’s length basis between unrelated parties.
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

In addition, Sonesta is a private company that is controlled by Adam Portnoy, one of our Managing Trustees. We have a minority ownership interest in Sonesta, and are therefore limited in our ability to direct or influence Sonesta’s corporate level decisions or to affect changes in Sonesta’s business, strategies, operations and management. In addition, Sonesta’s common stock is not publicly traded and our ability to sell our Sonesta shares is limited. Further, any attempt we may make to sell our Sonesta common stock may be unsuccessful and any price that we may be able to realize for our Sonesta common stock may be at a discount due to the minority ownership interest the stock represents and the absence of a trading market for Sonesta’s common stock. As a result of the foregoing, and for other possible reasons, we may not realize any of the benefits we currently expect from our ownership of Sonesta common stock, we may be prevented from selling our Sonesta common stock and we could incur losses from our ownership of Sonesta common stock, including our proportion of any operating or other losses that Sonesta may incur.
We are party to transactions with related parties that may increase the risk of allegations of conflicts of interest.
We are party to transactions with related parties, including with entities controlled by Adam Portnoy or to which RMR or its subsidiaries provide management services. Our agreements with related parties or in respect of transactions among related parties may not be on terms as favorable to us as they would have been if they had been negotiated among unrelated parties. We are subject to the risk that our shareholders or the shareholders of TA, RMR Inc. or other related parties may challenge any such related party transactions. If challenges to related party transactions were to be successful, we might not realize the benefits expected from the transactions being challenged. Moreover, any such challenge could result in substantial costs and a diversion of our management’s attention, could have a material adverse effect on our reputation, business and growth and could adversely affect our ability to realize the benefits expected from the transactions, whether or not the allegations have merit or are substantiated.
We may be at an increased risk for dissident shareholder activities due to perceived conflicts of interest arising from our management structure and relationships.
Companies with business dealings with related persons and entities may more often be the target of dissident shareholder trustee nominations, dissident shareholder proposals and shareholder litigation alleging conflicts of interest in their business dealings. The various relationships noted above may precipitate such activities. Certain proxy advisory firms which have significant influence over the voting by shareholders of public companies have, in the past, recommended, and in the future may recommend, that shareholders vote against the election of our incumbent Trustees, vote against our say on pay vote or other management proposals or vote for shareholder proposals that we oppose. These recommendations by proxy advisory firms have affected the outcomes of past Board of Trustees elections and votes on our say on pay, and similar recommendations in the future would likely affect the outcome of future Board of Trustees elections and votes on our say on pay, which may increase shareholder activism and litigation. These activities, if instituted against us, could result in substantial costs and diversion of our management’s attention and could have a material adverse impact on our reputation and business.
Risks Related to Our Organization and Structure
We may change our operational, financing and investment policies without shareholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations.
Our Board of Trustees determines our operational, financing and investment policies and may amend or revise our policies, including our policies with respect to our intention to remain qualified for taxation as a REIT, acquisitions, dispositions, growth, operations, indebtedness, capitalization and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our shareholders. Policy changes could adversely affect the market price of our common shares and our ability to pay distributions to our shareholders. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our Board of Trustees may alter or eliminate our current policy on borrowing at any time without shareholder approval. If this policy changes, we could become more highly leveraged, which could result in an increase in our debt service costs or a downgrade in our credit ratings. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk.
Ownership limitations and certain provisions in our declaration of trust, bylaws and agreements, as well as certain provisions of Maryland law, may deter, delay or prevent a change in our control or unsolicited acquisition proposals.
Our declaration of trust and bylaws prohibit any shareholder, other than RMR and its affiliates (as defined under Maryland law) and certain persons who have been exempted by our Board of Trustees, from owning, directly and by attribution, more than 9.8% of the number or value of shares (whichever is more restrictive) of any class or series of our outstanding shares of beneficial interest, including our common shares. These provisions of our declaration of trust and bylaws are intended to, among other purposes, assist with our REIT compliance under the IRC and otherwise promote our orderly governance. However, these provisions may also inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:
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
•requirements that shareholders comply with regulatory requirements (including Nevada and Louisiana gaming) affecting us which could effectively limit share ownership of us, including, in some cases, to 5% of our outstanding shares;
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
Our declaration of trust and indemnification agreements require us to indemnify, to the maximum extent permitted by Maryland law, any present or former Trustee or officer who is made or threatened to be made a party to a proceeding by reason of his or her service in these and certain other capacities. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result of these limitations on liability and indemnification obligations, we and our shareholders may have more limited rights against our present and former Trustees and officers than might exist with other companies, which could limit shareholder recourse in the event of actions that some shareholders may believe are not in our best interest.

Shareholder litigation against us or our Trustees, officers, managers or other agents may be referred to mandatory arbitration proceedings, which follow different procedures than in-court litigation and may be more restrictive to shareholders asserting claims than in-court litigation.
Our shareholders agree, by virtue of becoming shareholders, that they are bound by our governing documents, including the arbitration provisions of our bylaws, as they may be amended from time to time. Our bylaws provide that certain actions by one or more of our shareholders against us or any of our Trustees, officers, managers or other agents, other than disputes, or any portion thereof, regarding the meaning, interpretation or validity of any provision of our declaration of trust or bylaws, will be referred to mandatory, binding and final arbitration proceedings if we, or any other party to such dispute, including any of our Trustees, officers, managers or other agents, unilaterally so demands. As a result, we and our shareholders would not be able to pursue litigation in state or federal court against us or our Trustees, officers, managers or other agents, including, for example, claims alleging violations of federal securities laws or breach of fiduciary duties or similar director or officer duties under Maryland law, if we or any of our Trustees, officers, managers or other agents against whom the claim is made unilaterally demands the matter be resolved by arbitration. Instead, our shareholders would be required to pursue such claims through binding and final arbitration.
Our bylaws provide that such arbitration proceedings would be conducted in accordance with the procedures of the Commercial Arbitration Rules of the American Arbitration Association, as modified in our bylaws. These procedures may provide materially more limited rights to our shareholders than litigation in a federal or state court. For example, arbitration in accordance with these procedures does not include the opportunity for a jury trial, document discovery is limited, arbitration hearings generally are not open to the public, there are no witness depositions in advance of arbitration hearings and arbitrators may have different qualifications or experiences than judges. In addition, although our bylaws’ arbitration provisions contemplate that arbitration may be brought in a representative capacity or on behalf of a class of our shareholders, the rules governing such representation or class arbitration may be different from, and less favorable to shareholders than, the rules governing representative or class action litigation in courts. Our bylaws also generally provide that each party to such an arbitration is required to bear its own costs in the arbitration, including attorneys’ fees, and that the arbitrators may not render an award that includes shifting of such costs or, in a derivative or class proceeding, award any portion of our award to any shareholder or such shareholder’s attorneys. The arbitration provisions of our bylaws may discourage our shareholders from bringing, and attorneys from agreeing to represent our shareholders wishing to bring, litigation against us or our Trustees, officers, managers or other agents. Our leases with TA and our agreements with RMR and Sonesta have similar arbitration provisions to those in our bylaws.
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
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our Trustees, officers, managers or other agents.
Our bylaws currently provide that, unless the dispute has been referred to binding arbitration, the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for: (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim for breach of a fiduciary duty owed by any of our Trustees, officers, managers or other agents to us or our shareholders; (3) any action asserting a claim against us or any of our Trustees, officers, managers or other agents arising pursuant to Maryland law, our declaration of trust or bylaws brought by or on behalf of a shareholder, either on such shareholder’s own behalf, on our behalf or on behalf of any series or class of shares of beneficial interest of ours or by our shareholders against us or any of our Trustees, officers, managers or other agents, including any disputes, claims or controversies relating to the meaning, interpretation, effect, validity, performance or enforcement of our declaration of trust or bylaws; or (4) any action asserting a claim against us or any of our Trustees, officers, managers or other agents that is governed by the internal affairs doctrine of the State of Maryland. Our bylaws currently also provide that the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for any dispute, or portion thereof, regarding the meaning, interpretation or validity of any provision of our declaration of trust or bylaws. The exclusive forum provision of our bylaws does not apply to any action for which the Circuit Court for Baltimore City, Maryland does not have jurisdiction or to a dispute that has been referred to binding arbitration in accordance with our bylaws. The exclusive forum provision of our bylaws does not establish exclusive jurisdiction in the Circuit Court for Baltimore City, Maryland for claims that arise under the Securities Act, the

Exchange Act or other federal securities laws if there is exclusive or concurrent jurisdiction in the federal courts. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of beneficial interest shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. The arbitration and exclusive forum provisions of our bylaws may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our Trustees, officers, managers or other agents, which may discourage lawsuits against us and our Trustees, officers, managers or other agents.
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
We generally must distribute annually at least 90% of our REIT taxable income, subject to specified adjustments and excluding any net capital gain, in order to maintain our qualification for taxation as a REIT under the IRC. To the extent that we satisfy this distribution requirement, federal corporate income tax will not apply to the earnings that we distribute, but if we distribute less than 100% of our REIT taxable income, then we will be subject to federal corporate income tax on our undistributed taxable income. We intend to pay distributions to our shareholders to comply with the REIT requirements of the IRC. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay to our shareholders in a calendar year is less than a minimum amount specified under federal tax laws.
From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with U.S. generally accepted accounting principles, or GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. If we do not have other funds available in these situations, among other things, we may borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions in order to pay distributions sufficient to enable us to distribute enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our shareholders’ equity. Thus, compliance with the REIT distribution requirements may hinder our ability to grow, which could cause the market price of our common shares to decline.
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
Risks Related to Our Securities
Our distributions to our shareholders may be reduced or eliminated and the form of payment could change.
We intend to continue to pay regular quarterly distributions to our shareholders. However:
•our ability to pay distributions to our shareholders or sustain the rate of distributions may continue to be adversely affected if any of the risks described in this Annual Report on Form 10-K occur, including any continuing negative market practices regarding business transient travel that increased during or any new public health safety condition that may arise and market reaction to that condition, or any negative impact caused by current market and economic conditions, such as high inflation, rising or sustained high interest rates, labor market challenges, supply chain challenges and economic downturns or recessions, on our business, results of operations and liquidity;
•our payment of distributions is subject to restrictions contained in our debt agreements and may be subject to restrictions in future debt obligations we may incur; during the continuance of any event of default under our debt agreements, we may be limited or, in some cases, prohibited from paying distributions to our shareholders; and
•the timing and amount of any distributions will be determined at the discretion of our Board of Trustees and will depend on various factors that our Board of Trustees deems relevant, including, but not limited to, our FFO and Normalized FFO, requirements to maintain our qualification for taxation as a REIT, limitations in our debt agreements, the availability to us of debt and equity capital, our distribution rate as a percentage of the trading price of our common shares, or dividend yield, and our dividend yield compared to the dividend yields of other REITs, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations.
For these reasons, among others, our distribution rate may decline or we may cease paying distributions to our shareholders.
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
We are the sole obligor on our outstanding senior unsecured notes and any notes or other debt securities we may issue in the future, or, together with our outstanding senior unsecured notes, the Notes. Our subsidiaries that guarantee our 7.50% senior notes due 2025, or the 2025 Notes, and our 5.50% senior notes due 2027, or the 2027 Notes, are the sole obligor on the guarantees of such notes, or the Guarantees. The subsidiaries that guarantee the 2025 Notes and the 2027 Notes do not currently guarantee any of our other Notes. Our non-guarantor subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Notes or the Guarantees, or to make any funds available therefor, whether by dividend, distribution, loan or other payments. The rights of holders of the Notes to benefit from any of the assets of our non-guarantor subsidiaries are subject to the prior satisfaction of claims of those subsidiaries’ creditors. As a result, the Notes and the Guarantees are, and, except to the extent that future Notes are guaranteed by our non-guarantor subsidiaries, will be, structurally subordinated to all indebtedness and other liabilities of our subsidiaries that do not guarantee the 2025 Notes and the 2027 Notes, including guarantees of or pledges under other indebtedness of ours, payment obligations under lease agreements, trade payables and preferred equity. As of December 31, 2022, our non-guarantor subsidiaries had total indebtedness and other liabilities of approximately $42.6 million (including guarantees of other indebtedness and trade payables, but excluding liabilities to us or a subsidiary guarantor), which are structurally senior to the 2025 Notes and the 2027 Notes.
The Notes and the Guarantees are unsecured and effectively subordinated to all of our and the subsidiary guarantors’ existing and future secured debt to the extent of the value of the assets securing such indebtedness.
The outstanding Notes and Guarantees are not secured and any Notes we may issue in the future may not be secured. Upon any distribution to our creditors in a bankruptcy, liquidation, reorganization or similar proceeding relating to us or our property, the holders of our secured debt, including debt under our credit agreement and our $610.2 million in aggregate principal amount of net lease mortgage notes (to the extent such debt remains outstanding and is still then secured), will be entitled to exercise the remedies available to a secured lender under applicable law and pursuant to the instruments governing such debt and to be paid in full, from the assets securing that secured debt before any payment may be made with respect to the Notes that are not secured by those assets. In that event, because such Notes and the Guarantees will not be secured by any of our assets, it is possible that there will be no assets from which claims of holders of such Notes can be satisfied or, if any assets remain, that the remaining assets will be insufficient to satisfy those claims in full. If the value of such remaining assets is less than the aggregate outstanding principal amount of such Notes and accrued interest and all future debt ranking equally with such Notes and the Guarantees, we will be unable to fully satisfy our obligations under such Notes. In addition, if we fail to meet our payment or other obligations under our secured debt, the holders of that secured debt would be entitled to foreclose on our assets securing that secured debt and liquidate those assets. Accordingly, we may not have sufficient funds to pay amounts due on such Notes. As a result, note holders may lose a portion or the entire value of their investment in such Notes. Further, the terms of the outstanding Notes and the Guarantees permit, and the terms of any Notes we may issue in the future may permit, us to incur additional secured debt subject to compliance with certain debt ratios. The Notes and the Guarantees will be effectively subordinated to any such additional secured debt. As of February 24, 2023, our secured debt included our $610.2 million in aggregate principal amount of net lease mortgage notes. In addition, although we had no outstanding borrowings under our revolving credit facility, we have provided certain properties as collateral to secure the facility.

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
We have not applied for listing of the Notes on any securities exchange or for quotation on any automatic dealer quotation system, and we may not do so for Notes issued in the future. We cannot be sure of the liquidity of any market that may develop for such Notes, the ability of any holder to sell such Notes or the price at which holders would be able to sell such Notes. If a market for such Notes does not develop, holders may be unable to resell such Notes for an extended period of time, if at all. If a market for such Notes does develop, it may not continue or it may not be sufficiently liquid to allow holders to resell such Notes. Consequently, holders of the Notes may not be able to liquidate their investment readily, and lenders may not readily accept such Notes as collateral for loans.
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
A downgrade in our credit ratings could materially adversely affect the market price of the Notes and may increase our cost of capital.
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
A subsidiary guarantor may be released from its Guarantee under certain circumstances. Such release may occur at any time upon a sale, disposition or transfer, in compliance with the provisions of the indenture and related supplements governing the 2025 Notes and the 2027 Notes, of the capital stock of such subsidiary guarantor or of substantially all of the assets of such subsidiary guarantor, or if such subsidiary guarantor becomes an Excluded Subsidiary or a Foreign Subsidiary, as such terms are defined in the applicable supplemental indenture. In addition, if the 2025 Notes and the 2027 Notes have a rating equal to or higher than Baa2 (or the equivalent) by Moody’s Investor Services, or Moody’s, or BBB (or the equivalent) by Standard & Poor’s Ratings Services, or S&P, and at such time no default or event of default under the indenture and related supplements governing the 2025 Notes and the 2027 Notes has occurred and is continuing, the Guarantees and all other obligations of the subsidiary guarantors under the indenture will automatically terminate and be released. Accordingly, the 2025 Notes and the 2027 Notes may not at all times be guaranteed by some or all of the subsidiaries which guaranteed the 2025 Notes or the 2027 Notes on the date they were initially issued.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
At December 31, 2022, we owned 238 hotels and 765 retail net lease properties. The following tables summarize certain information about our properties as of December 31, 2022 (dollars in thousands).

	Hotels			Net Lease			All Properties
	Number of Properties	Undepreciated Carrying Value	Depreciated Carrying Value	Number of Properties	Undepreciated Carrying Value	Depreciated Carrying Value	Total Number of Properties	Total Undepreciated Carrying Value	Total Depreciated Carrying Value
Location of Properties

Held and used
United States:
Alabama	3	$28,245	$16,595	32	$109,009	$83,530	35	$137,254	$100,125
Alaska	—	—	—	1	3,716	2,667	1	3,716	2,667
Arizona	14	205,470	118,650	25	184,226	140,048	39	389,695	258,698
Arkansas	—	—	—	16	86,241	56,683	16	86,241	56,683
California	36	1,019,146	660,026	22	220,971	178,572	58	1,240,117	838,599
Colorado	5	141,493	101,973	8	89,008	73,303	13	230,501	175,276
Connecticut	—	—	—	3	18,404	10,510	3	18,404	10,510
Delaware	1	15,396	11,709	—	—	—	1	15,396	11,709
Florida	11	241,236	151,605	46	193,800	154,261	57	435,037	305,866
Georgia	16	379,609	244,064	74	217,377	172,177	90	596,985	416,240
Hawaii	1	111,235	60,916	—	—	—	1	111,235	60,916
Idaho	—	—	—	2	17,801	13,588	2	17,801	13,588
Illinois	10	401,965	292,737	54	230,205	185,722	64	632,170	478,460
Indiana	2	26,149	12,195	42	190,122	149,592	44	216,272	161,786
Iowa	1	6,762	3,055	10	29,184	24,064	11	35,946	27,118
Kansas	1	12,894	7,137	5	38,100	30,460	6	50,994	37,597
Kentucky	—	—	—	13	54,545	39,991	13	54,545	39,991
Louisiana	3	239,079	172,905	12	96,345	67,674	15	335,424	240,579
Maryland	5	113,772	66,366	8	58,595	36,769	13	172,366	103,135
Massachusetts	8	235,649	158,741	—	—	—	8	235,649	158,741
Michigan	8	68,326	37,144	52	97,887	73,851	60	166,213	110,995
Minnesota	4	111,895	83,082	12	70,863	60,443	16	182,758	143,524
Mississippi	—	—	—	5	23,165	16,418	5	23,165	16,418
Missouri	4	152,278	112,096	25	99,110	75,367	29	251,388	187,463
Nebraska	—	—	—	5	25,549	14,820	5	25,549	14,820
Nevada	3	54,242	29,997	6	144,209	104,168	9	198,451	134,165
New Hampshire	—	—	—	1	5,955	3,350	1	5,955	3,350
New Jersey	8	139,675	80,364	3	76,460	53,487	11	216,135	133,851
New Mexico	2	26,376	11,841	16	96,674	65,684	18	123,050	77,525
New York	1	59,031	36,063	9	46,421	30,537	10	105,452	66,600
North Carolina	8	140,518	87,587	17	61,660	46,866	25	202,179	134,453
North Dakota	—	—	—	1	3,476	2,960	1	3,476	2,960
Ohio	5	114,917	84,244	39	245,692	182,052	44	360,609	266,296
Oklahoma	1	7,262	3,891	12	66,515	55,863	13	73,777	59,754
Oregon	1	117,417	91,610	7	72,671	62,434	8	190,088	154,044
Pennsylvania	5	112,046	65,830	28	151,776	110,074	33	263,823	175,904
Rhode Island	1	16,316	6,891	—	—	—	1	16,316	6,891
South Carolina	1	48,917	30,078	17	93,270	69,413	18	142,187	99,490
Tennessee	7	147,257	69,864	37	110,354	85,117	44	257,612	154,981
Texas	20	319,893	165,999	56	375,619	275,194	76	695,511	441,193
Utah	2	68,493	33,021	3	13,063	8,501	5	81,556	41,522
Virginia	8	116,058	59,612	18	73,898	56,844	26	189,955	116,456
Washington	7	192,904	131,368	4	21,784	17,316	11	214,687	148,684
West Virginia	1	10,199	5,069	5	14,410	10,714	6	24,608	15,783
Wisconsin	2	45,922	34,727	4	10,908	7,536	6	56,829	42,263
Wyoming	—	—	—	6	58,896	37,504	6	58,896	37,504
	216	5,248,042	3,339,052	761	3,897,934	2,946,124	977	9,145,973	6,285,173

Washington, D.C.	1	144,852	132,678	—	—	—	1	144,852	132,678
Ontario, Canada	2	53,778	30,374	—	—	—	2	53,778	30,374
Puerto Rico	1	216,266	142,511	—	—	—	1	216,266	142,511
	4	414,896	305,563	—	—	—	4	414,896	305,563
Total	220	$5,662,938	$3,644,615	761	$3,897,934	$2,946,124	981	$9,560,869	$6,590,736

	Hotels			Net Lease			All Properties
	Number of Properties	Undepreciated Carrying Value	Depreciated Carrying Value	Number of Properties	Undepreciated Carrying Value	Depreciated Carrying Value	Total Number of Properties	Total Undepreciated Carrying Value	Total Depreciated Carrying Value
Location of Properties

Held For Sale:
Georgia	1	$5,666	$4,976	—	$—	$—	1	$5,666	$4,976
Illinois	—	—	—	2	729	729	2	729	729
Maryland	1	4,220	4,220	—	—	—	1	4,220	4,220
Massachusetts	1	7,746	6,678	—	—	—	1	7,746	6,678
New Jersey	1	11,451	11,451	—	—	—	1	11,451	11,451
New York	3	22,064	18,511	—	—	—	3	22,064	18,511
North Carolina	2	12,381	10,418	—	—	—	2	12,381	10,418
Ohio	—	—	—	2	648	648	2	648	648
Oklahoma	1	7,348	6,471	—	—	—	1	7,348	6,471
Pennsylvania	3	23,370	20,113	—	—	—	3	23,370	20,113
South Carolina	1	5,295	4,749	—	—	—	1	5,295	4,749
Texas	1	5,692	5,064	—	—	—	1	5,692	5,064
Virginia	3	19,735	17,569	—	—	—	3	19,735	17,569
Total	18	124,968	110,220	4	1,377	1,377	22	126,345	111,597
	238	$5,787,902	$3,754,835	765	$3,899,311	$2,947,497	1,003	$9,687,214	$6,702,332
At December 31, 2022, 13 of our hotels were on land we leased partially or entirely from unrelated third parties. The average remaining term of the ground leases (including renewal options) is approximately 33 years (range of 12 to 65 years). Ground rent payable under eight of the ground leases is generally calculated as a percentage of hotel revenues. Twelve of the 13 ground leases require annual minimum rents averaging $256 per year; future rents under two ground leases have been prepaid. Pursuant to the terms of our management agreements and leases, payments of ground lease obligations are generally made by our hotel managers. However, if a hotel manager did not perform obligations under a ground lease or elected not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge, sale or transfer of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.
At December 31, 2022, 15 of our net lease properties were on land we leased partially or entirely from unrelated third parties. The average remaining term of the ground leases (including renewal options) is approximately 9 years (range of 1 to 19 years). Ground rent payable under the ground leases is generally a fixed amount, averaging $435 per year. Payments of these ground lease obligations are made by our tenants. However, if our tenants did not perform obligations under a ground lease or elected not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge, sale or transfer of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.
The aggregate depreciated carrying value of our properties subject to ground leases was as follows at December 31, 2022 (in thousands):

13 hotels (1)	$317,303
15 net lease (2)	65,059
Total	$382,362
(1)Two of these hotels with a depreciated carrying value totaling $54,715 are partially on land we lease from unrelated third parties. The leased land is generally used for parking. We believe these two hotels would be operable without the leased land.
(2)Three of these net lease properties with a depreciated carrying value totaling $25,105 are partially on land we lease from unrelated third parties. The leased land is generally used for additional parking or storm water runoff; however, certain building structures for one of these three net lease properties are located on leased land. We believe these three net lease properties would be operable without the leased land, although we would have to remove the part of the building structure that is located on the leased land and might replace that structure with a new building on land we own.
Item 3. Legal Proceedings
From time to time, we may become involved in litigation matters incidental to the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, we are currently not a party to any litigation which we expect to have a material adverse effect on our business.

Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares are traded on Nasdaq (symbol: SVC). As of February 24, 2023, there were 409 shareholders of record of our common shares, although there is a larger number of beneficial owners.
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended December 31, 2022:

				Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans or
Calendar Month	Purchased (1)	per Share	of Programs	Programs
October 1, 2022 - October 31, 2022	257	$5.42	—	$—
December 1, 2022 - December 31, 2022	761	7.29	—	$—
	1,018	$6.82	—	$—
(1)These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of one of our former officers and a former officer and employee of RMR in connection with the vesting of awards of our common shares. We withheld and purchased these common shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase dates.
Our current cash distribution rate to common shareholders is $0.20 per share per quarter, or $0.80 per share per year. However, the timing, amount and form of future distributions will be determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including our results of operations, our financial condition, requirements to maintain our qualification for taxation as a REIT, the availability to us of debt and equity capital, our expectations of our future capital requirements and operating performance, including our FFO and our Normalized FFO and other factors deemed relevant by our Board of Trustees in its discretion. Therefore, we cannot be sure that we will continue to pay distributions in the future or that the amount of any distributions we do pay will not decrease.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Part IV, Item 15 of this Annual Report on Form 10-K.
Overview (dollar amounts in thousands, except share amounts and per room hotel data)
We are a REIT organized under the laws of the State of Maryland. As of December 31, 2022, we owned 1,003 properties in 46 states, the District of Columbia, Canada and Puerto Rico.
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
In response to inflationary pressures, the U.S. Federal Reserve has significantly increased the federal funds rate since the beginning of 2022 and has signaled that further increases are likely to occur. These inflationary pressures and rising interest rates in the United States and globally have given rise to increasing concerns that the U.S. economy may soon enter an economic recession and they have caused disruptions in the financial markets. An economic recession or continued or intensified disruptions in the financial markets could adversely affect our financial condition, operations at our hotels, our tenants, and their ability or willingness to renew our leases or pay rent to us, may restrict our ability to obtain new or replacement financing, would likely increase our cost of capital, and may cause the values of our properties and of our securities to decline.
Liquidity and Financing Transactions. In April 2022, we and the lenders amended our credit agreement to among other things, obtain additional covenant relief, we repaid $200,000 of the outstanding balance, and reduced the size of the facility from $1,000,000 to $800,000. In October 2022, we and the lenders further amended our credit agreement and exercised our remaining six month option to extend the maturity date to July 15, 2023. On June 15, 2022, we redeemed at par all of our outstanding 5.00% senior notes due 2022 for a redemption price equal to the principal amount of $500,000, plus accrued and unpaid interest with cash on hand, including proceeds from the property dispositions discussed below. As of February 24, 2023, we have no amounts outstanding under our credit facility and $616,867 of cash or cash equivalents.

In February 2023, one of our subsidiaries issued $610,200 in aggregate principal amount of net lease mortgage notes. The notes were issued in three classes, as summarized below:

Note Class	S&P Rating	Amount	Coupon Rate	Term	Maturity
Class A	AAA	$305,000	5.15%	5 years	February 2028
Class B	AA	173,000	5.70%	5 years	February 2028
Class C	A	132,200	6.70%	5 years	February 2028
Total / weighted average		$610,200	5.50%
The notes are non-recourse and are secured by the assets of the subsidiary, which include 308 net lease retail properties with annual minimum rents of $65,273 and a gross book value of $754,841 as of December 31, 2022. The net proceeds from the issuance of the notes were approximately $555,000, after initial purchaser discounts and offering costs. Simultaneously with the pricing of the notes, we announced the early redemption of our outstanding 4.50% senior notes due 2023 at a redemption price equal to the principal amount of $500,000, plus accrued and unpaid interest to, but excluding the date of redemption. This redemption is expected to occur on or about March 8, 2023 and we currently expect to fund this redemption with the proceeds from the issuance of the net lease mortgage notes described above.
Disposition Activities. During the year ended December 31, 2022, we sold 65 hotels with 8,296 rooms for an aggregate sales price of $543,413, excluding closing costs. Also during the year ended December 31, 2022, we sold 21 net lease properties with an aggregate of 138,638 rentable square feet for an aggregate sales price of $16,435, excluding closing costs. From January 1, 2023 through February 24, 2023, we sold eight hotels with 1,097 rooms and a carrying value of $47,517 for a sale price of $53,268. As of February 24, 2023, we have entered into agreements to sell nine Marriott branded hotels with an aggregate of 1,210 rooms for an aggregate sales price of $88,476, one additional hotel with 219 keys for a sale price of $14,580 and two net lease properties with an aggregate of 2,384 square feet for an aggregate sales price of $670. We expect the majority of these pending sales to be completed by the end of the first quarter of 2023. We continue to market two net lease properties with an aggregate of 7,283 square feet for sale.
For further discussion of our property sales and debt, see Notes 4, 5 and 7 to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K.
Management Agreements and Leases. At December 31, 2022, we owned 238 hotels operated under six agreements. We leased all of these hotels to our wholly owned TRSs that are managed by hotel operating companies as of that date. At December 31, 2022, we owned 765 service-oriented properties with 180 tenants subject to “triple net” leases, where the tenants are generally responsible for the payment of operating expenses and capital expenditures. Our consolidated statements of comprehensive income (loss) include hotel operating revenues and hotel operating expenses of our managed hotels and rental income and other operating expenses from our leased hotels and net lease properties.
Hotel Agreements. On January 7, 2022, we and Sonesta amended and restated our management agreements effective January 1, 2022. As of December 31, 2022, we owned 196 hotels that are managed by Sonesta. In January 2023, we sold one of these hotels and one additional hotel is under agreement to be sold. We expect this sale to be completed in March 2023.
For further discussion of our hotel agreements with Sonesta, see Note 5 to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K.
Hotel Portfolio. As of December 31, 2022, we owned 238 hotels. In 2022, the U.S. hotel industry generally realized increases in ADR, revenue per available room, or RevPAR, and occupancy compared to the corresponding 2021 periods. The following table provides a summary for all our hotels of these revenue metrics for the periods presented which we believe are key indicators of performance at our hotels.

	Year Ended December 31,
	2022	2021	Change
All Hotels
No. of hotels	238	303	(65)
No. of rooms or suites	40,053	48,346	(8,293)
Occupancy	61.3%	53.0%	8.3	pts
ADR	$134.47	$105.36	$29.11
RevPAR	$82.43	$55.84	$26.59

Comparable Hotels Data. We present RevPAR, ADR and occupancy for the periods presented on a comparable basis to facilitate comparisons between periods. We generally define comparable hotels as those that were owned by us and were open and operating for the entire periods being compared. For the years ended December 31, 2022 and 2021, SVC’s comparable results exclude three hotels that had suspended operations during part of the periods presented. The following table provides a summary of these revenue metrics for the periods presented.

	Year Ended December 31,
	2022	2021	Change
Comparable Hotels
No. of hotels	235	235	—
No. of rooms or suites	39,364	39,364	—
Occupancy	61.4%	52.5%	8.9	pts
ADR	$133.72	$110.39	$23.33
RevPAR	$82.10	$57.95	$24.15
We believe these results are primarily due to the improved lodging fundamentals in the current year periods and disruption and displacement at certain of our hotels as a result of the COVID-19 pandemic and market practices that arose or increased since the beginning of the pandemic that negatively affected results more in 2021.
Net Lease Portfolio. As of December 31, 2022, we owned 765 service-oriented retail properties with 13,374,325 square feet and annual minimum rent of $372,418, and 180 tenants subject to “triple net” leases, where the tenants are generally responsible for payment of operating expenses and capital expenditures. Our net lease portfolio was 97.6% occupied as of December 31, 2022 with a weighted (by annual minimum rent) lease term of 9.6 years, operating under 138 brands in 21 distinct industries. TA is our largest tenant. As of December 31, 2022, we leased 177 of our travel centers to TA under five leases that expire between 2029 and 2035 and require annual minimum rents of $246,110.
As disclosed elsewhere in this Annual Report on Form 10-K, in connection with the BP Acquisition we entered into the Consent Agreement, pursuant to which, among other things, agreed to amend and restate our existing TA lease and guaranty agreements, effective at the time of the Merger.
Additional details of our hotel operating agreements and net lease agreements are set forth in Notes 5, 9 and 15 to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K.

Results of Operations (amounts in thousands, except per share amounts)
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

	For the Year Ended December 31,
			Increase (Decrease)	% Increase (Decrease)
	2022	2021
Revenues:
Hotel operating revenues	$1,467,344	$1,104,678	$362,666	32.8%
Rental income	395,667	390,902	4,765	1.2%
Total revenues	1,863,011	1,495,580	367,431	24.6%

Expenses:
Hotel operating expenses	1,227,357	1,010,737	216,620	21.4%
Other operating expenses	13,176	15,658	(2,482)	(15.9)%
Depreciation and amortization - hotels	221,416	266,641	(45,225)	(17.0)%
Depreciation and amortization - net lease portfolio	179,692	219,324	(39,632)	(18.1)%
Total depreciation and amortization	401,108	485,965	(84,857)	(17.5)%
General and administrative	44,404	53,439	(9,035)	(16.9)%
Transaction related costs	1,920	64,764	(62,844)	n/m
Loss on asset impairment, net	10,989	78,620	(67,631)	(86.0)%
Total expenses	1,698,954	1,709,183	(10,229)	(0.6)%
Gain on sale of real estate, net	47,818	11,522	36,296	315.0%
Unrealized (losses) gains on equity securities, net	(8,104)	22,535	(30,639)	(136.0)%
Interest income	3,379	664	2,715	408.9%
Interest expense	(341,795)	(365,721)	23,926	(6.5)%
Loss on early extinguishment of debt	(791)	—	(791)	n/m
Loss before income taxes and equity losses of an investee	(135,436)	(544,603)	409,167	n/m
Income tax (expense) benefit	199	941	(742)	n/m
Equity in earnings (losses) of an investee	2,856	(941)	3,797	n/m
Net loss	$(132,381)	$(544,603)	$412,222	n/m

Weighted average shares outstanding (basic and diluted)	164,738	164,566	172	0.1%

Net loss per common share: (basic and diluted)	$(0.80)	$(3.31)	$2.51	n/m
References to changes in the income and expense categories below relate to the comparison of consolidated results for the year ended December 31, 2022, compared to the year ended December 31, 2021. For a comparison of consolidated results for the year ended December 31, 2021 compared to the year ended December 31, 2020 please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Hotel operating revenues. The increase in hotel operating revenues is primarily a result of higher occupancies and higher average rates at certain of our hotels in the 2022 period and the greater negative impact the COVID-19 pandemic had on our hotels in the 2021 period ($441,676), partially offset by the sale of certain of our hotels since January 1, 2021 ($79,010). Additional operating statistics of our hotels are included in the tables on page 68.
Rental income. The increase in rental income is primarily the result of increases in rental rates and percentage rent recognized at certain of our properties in the 2022 period as compared to the 2021 period ($5,473), partially offset by the impact of properties sold and vacancies at certain of our properties ($708).

Hotel operating expenses. The increase in hotel operating expenses is primarily the result of an increase in occupancy at certain managed hotels resulting in an increase in wages and benefits ($127,784), an increase in rooms, food and beverage, marketing and sales, management fees and other operating expenses ($153,392), partially offset by a decrease in real estate taxes and the sale of certain hotels since January 1, 2021 ($64,556).
Other operating expenses. The decrease in other operating expenses is primarily the result of the sale of certain vacant net lease properties since January 1, 2021.
Depreciation and amortization - hotels. The decrease in depreciation and amortization - hotels is primarily the result of the sale of certain hotels and certain hotels classified as held for sale ($46,432) and certain of our depreciable assets becoming fully depreciated ($50), partially offset by depreciation and amortization related to capital additions since January 1, 2021 ($1,257).
Depreciation and amortization - net lease portfolio. The decrease in depreciation and amortization - net lease portfolio is a result of certain of our depreciable assets becoming fully depreciated since January 1, 2021 ($13,725) and the result of the sale of certain properties since January 1, 2021 ($26,307).
General and administrative. The decrease in general and administrative costs is primarily due to a decrease in business management fees as a result of a decrease in our market capitalization ($6,642), and lower professional service expenses ($282) in the 2022 period.
Transaction related costs. Transaction related costs for the year ended December 31, 2022 included $1,920 of costs related to our exploration of possible financing transactions. Transaction related costs for the year ended December 31, 2021 included $38,446 of working capital advances we previously funded under our agreements with Marriott, IHG and Hyatt that we expensed as a result of the amounts no longer expected to be recoverable, $19,920 of hotel manager transition related costs resulting from the rebranding of 94 hotels during the period, and $6,398 of legal costs related to our arbitration proceeding with Marriott.
Loss on asset impairment, net. We recorded a $10,989 loss on asset impairment during the 2022 period to reduce the carrying value of 26 hotels and five net lease properties to their estimated fair value less costs to sell. We recorded a $78,620 loss on asset impairment during the 2021 period to reduce the carrying value of 35 hotels and 26 net lease properties to their estimated fair value less costs to sell.
Gain on sale of real estate, net. We recorded a $47,818 net gain on sale of real estate in 2022 in connection with the sales of 65 hotels and 21 net lease properties and a $11,522 net gain on sale of real estate in 2021 in connection with the sales of seven hotels and eleven net lease properties.
Unrealized (losses) gains on equity securities, net. Unrealized (losses) gains on equity securities, net represent the adjustment required to adjust the carrying value of our investment in shares of TA common stock to its fair value as of December 31, 2022 and 2021.
Interest income. The increase in interest income is due to higher interest rates during the 2022 period.
Interest expense. The decrease in interest expense is due to lower average outstanding borrowings, partially offset by higher weighted average interest rates on borrowings under our revolving credit facility during the 2022 period.
Loss on early extinguishment of debt. We recorded a $791 loss on early extinguishment of debt in the 2022 period related to the write off of deferred financing costs and unamortized discounts relating to the amendment of our revolving credit facility and the repayment of $500,000 of unsecured senior notes.
Income tax (expense) benefit. The change in income tax (expense) benefit is primarily due to a deferred foreign tax benefit in the 2021 period ($1,972) and a decrease in state tax expenses in the 2022 period ($239).
Equity in earnings (losses) of an investee. Equity in earnings (losses) of an investee represents our proportionate share of the earnings of Sonesta.
Net loss. Our net loss and our net loss per common share (basic and diluted) each decreased in 2022 compared to 2021 primarily due to the revenue and expense changes discussed above.

Liquidity and Capital Resources (dollar amounts in thousands, except share amounts)
Our Managers and Tenants
The COVID-19 pandemic has had a material and adverse effect on the lodging and service industries and on our hotel managers’ and tenants’ businesses, and the market practices that arose or increased in response to the pandemic have had adverse impacts on some of those industries and businesses. As a result, the ability or willingness of our hotel managers and tenants to pay us our owner's priority returns and rents may decline, the likelihood that they will default in paying us returns and rent may increase and the value of our properties that they operate may decline. We continue to carefully monitor the effects of the market practices that arose or increased since the beginning of the COVID-19 pandemic and economic and market conditions on our operators and our other stakeholders.
As of December 31, 2022, all 238 of our hotels were managed by five hotel operating companies. Our 765 net lease properties were leased to 180 tenants as of December 31, 2022. The costs of operating and maintaining our properties are generally paid by the hotel managers as agents for us or by our tenants for their own account. Our hotel managers and tenants derive their funding for property operating expenses and for returns and rents due to us generally from property operating revenues and, to the extent that these parties themselves fund our owner's priority returns and rents, from their separate resources. As of December 31, 2022, our hotel managers included Sonesta (196 hotels), Hyatt (17 hotels), Radisson (eight hotels), Marriott (16 hotels) and IHG (one hotel). TA is our largest tenant (177 travel centers).
On January 7, 2022, we and Sonesta amended and restated our management agreements effective January 1, 2022. As of that date, we owned 261 hotels managed by Sonesta, including the 67 hotels we expected to sell, or the Sale Hotels. Among other terms, the changes to the agreements between us and Sonesta for 194 hotels we did not expect to sell, or the Retained Hotels, were as follows:
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
As of December 31, 2022, we owned 196 hotels that are managed by Sonesta. In January 2023, we sold one of these hotels and one additional hotel is under agreement to be sold. We expect this sale to be completed by the end of the first quarter of 2023.
For the Sale Hotels, the term was extended to the earlier of December 31, 2022 (or until the applicable hotel has been sold) and the FF&E reserve funding requirement was removed. Effective December 31, 2022, the terms of the management agreements for the remaining two Sale Hotels were extended to January 31, 2023 and automatically renew for successive one month periods until the applicable hotel is sold or the agreement is terminated. Our owner’s priority return will be reduced by the current owner’s priority return for a Sale Hotel once sold. The total owner’s priority return for these two remaining Sale Hotels was $7,238 as of December 31, 2022.
See Notes 5 and 10 to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K for additional information on these agreements.

We recorded reserves for uncollectable amounts of $320 and reduced our reserves for uncollectable amounts by $9 for the years ended December 31, 2022 and 2021, respectively, based on our assessment of collectability and cash received from certain tenants. We had reserves for uncollectable rents of $7,697 and $15,519 as of December 31, 2022 and December 31, 2021, respectively, included in other assets in our consolidated balance sheets.
We define net lease coverage as earnings before interest, taxes, depreciation, amortization and rent, or EBITDAR, divided by the annual minimum rent due to us weighted by the minimum rent of the property to total minimum rents of the net lease portfolio. EBITDAR amounts used to determine rent coverage are generally for the latest twelve month period, based on the most recent operating information, if any, furnished by the tenant. Operating statements furnished by the tenant often are unaudited and, in certain cases, may not have been prepared in accordance with GAAP and are not independently verified by us. In instances where we do not have tenant financial information, we calculate an implied coverage ratio for the period based on other tenants with available financial statements operating the same brand or within the same industry. As a result, we believe using this implied coverage metric provides a more reasonable estimated representation of recent operating results and the financial condition for those tenants. Our net lease properties generated coverage of 3.00x and 2.58x as of December 31, 2022 and 2021, respectively.
Our Operating Liquidity and Capital Resources
Our principal sources of funds to meet operating and capital expenses, debt service obligations and distributions to our shareholders are owner's priority returns from our hotels, rents from our net lease portfolio and borrowings under our revolving credit facility. We receive owner's priority returns and rents from our managers and tenants monthly. We may receive additional returns, percentage rents and our share of the operating profits of our managed hotels after payment of management fees and other deductions, if any, either monthly or quarterly, and these amounts are usually subject to annual reconciliations. We believe that these sources of funds will be sufficient to meet our operating expenses and capital expenditures, pay debt service obligations and make distributions to our shareholders for the next twelve months and for the foreseeable future thereafter. However, as a result of economic conditions, including if the U.S. enters an economic recession, or otherwise, our managers and tenants may become unable or unwilling to pay owner’s priority returns and rents to us when due, and, as a result, our cash flows and net income would decline and we may need to reduce the amount of, or even eliminate, our distributions to common shareholders. Also, our revolving credit facility matures on July 15, 2023 and we have no remaining extension options. Although we currently expect to enter into a new facility prior to its maturity or obtain alternative financing, there can be no assurance we will be successful in doing so.
The following is a summary of our sources and uses of cash flows for the periods presented (dollars in thousands):

	Year Ended December 31,
	2022	2021
Cash and cash equivalents and restricted cash at the beginning of the period	$947,418	$91,456
Net cash provided by (used in):
Operating activities	243,127	49,904
Investing activities	397,253	(101,310)
Financing activities	(1,542,378)	907,368
Cash and cash equivalents and restricted cash at the end of the period	$45,420	$947,418
The increase in cash provided by operating activities for the year ended December 31, 2022 as compared to the prior year is primarily due to higher returns and rents earned from our hotel and net lease portfolios and lower interest expense in 2022. The change from cash used in investing activities in 2021 to cash provided by investing activities in 2022 is primarily due to an increase in real estate dispositions in the 2022 period, partially offset by an increase in investments in Sonesta in the 2022 period. The change from cash provided by financing activities in 2021 to cash used in financing activities in 2022 is primarily due to our repayment of debt in 2022 compared to a drawdown of the then remaining capacity on our revolving credit facility in 2021.
We maintain our qualification for taxation as a REIT under the IRC by meeting certain requirements. We lease 238 hotels to our wholly owned TRSs that are managed by hotel operating companies. As a REIT, we do not expect to pay federal income taxes on the majority of our income; however, the income realized by our TRSs in excess of the rent they pay to us is subject to U.S. federal income tax at corporate income tax rates. In addition, the income we receive from our hotels in Canada and Puerto Rico is subject to taxes in those jurisdictions and we are subject to taxes in certain states where we have properties despite our qualification for taxation as a REIT.

Our Investment and Financing Liquidity and Capital Resources
Our hotel operating agreements generally provide that, if necessary, we may provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. During the year ended December 31, 2022, we funded $115,927 for capital improvements in excess of FF&E reserve fundings available from hotel operations to our hotels. We currently expect to fund $250,000 during 2023 for capital improvements to certain hotels using cash on hand.
Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. We own all the FF&E escrows for our hotels. During the year ended December 31, 2022, certain of our hotel managers deposited $9,268 to these accounts and spent $4,756 from the FF&E reserve escrow accounts to renovate and refurbish our hotels. As of December 31, 2022, there was $6,940 on deposit in these escrow accounts, which was held directly by us and is reflected in our consolidated balance sheets as restricted cash.
Our net lease portfolio leases do not require FF&E escrow deposits. However, tenants under these leases are required to maintain the leased properties, including structural and non-structural components. Tenants under certain of our net lease portfolio leases, including TA, may request that we purchase qualifying capital improvements to the leased facilities in return for minimum rent increases or we may agree to provide allowances for tenant improvements upon execution of new leases or when renewing our existing leases. We did not fund any capital improvements to our properties that we leased to TA during the year ended December 31, 2022. Tenants are not obligated to request and we are not obligated to purchase any such improvements. During the year ended December 31, 2022, we funded $6,230 for capital improvements to our other net lease properties. As of December 31, 2022, we had $2,627 of unspent leasing-related obligations related to certain net lease tenants. As disclosed elsewhere in this Annual Report on Form 10-K, in connection with the BP Acquisition we entered into the Consent Agreement, pursuant to which, among other things, agreed to amend and restate our existing TA lease and guaranty agreements, effective at the time of the Merger.
During the year ended December 31, 2022, we sold 65 hotels with 8,296 rooms for an aggregate sales price of $543,413, excluding closing costs, and 21 net lease properties with 138,638 square feet for an aggregate sales price of $16,435, excluding closing costs. We used the net proceeds from these sales for the repayment of debt and for general business purposes. From January 1, 2023 through February 24, 2023, we sold eight hotels with 1,097 rooms and a carrying value of $47,517 for a sale price of $53,268. As of February 24, 2023, we have entered into agreements to sell nine Marriott branded hotels with an aggregate of 1,210 rooms for an aggregate sales price of $88,476, one additional hotel with 219 keys for a sale price of $14,580 and two net lease properties with an aggregate of 2,384 square feet for an aggregate sales price of $670. We expect the majority of these pending sales to be completed by the end of the first quarter of 2023. We continue to market two net lease properties with an aggregate of 7,283 square feet for sale. We expect to use the proceeds from these asset sales for general business purposes, which may include the repayment of debt.
During the year ended December 31, 2022, we funded $45,470 of capital contributions to Sonesta related to Sonesta’s acquisition of a portfolio of four hotels located in New York, NY using cash on hand.
During the year ended December 31, 2022, we declared and paid regular quarterly distributions to our common shareholders using cash on hand as follows:

Declaration Date	Record Date	Paid Date	Dividend Per Common Share	Total Distributions
January 13, 2022	January 24, 2022	February 17, 2022	$0.01	$1,651
April 14, 2022	April 25, 2022	May 19, 2022	0.01	1,651
July 14, 2022	July 25, 2022	August 18, 2022	0.01	1,651
October 13, 2022	October 24, 2022	November 17, 2022	0.20	33,091
			$0.23	$38,044
On January 12, 2023, we declared a regular quarterly distribution to common shareholders of record on January 23, 2023 of $0.20 per share, or $33,091. We paid this amount on February 16, 2023 using cash on hand.

In order to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain an $800,000 revolving credit facility which is governed by our credit agreement. The maturity date of our revolving credit facility is July 15, 2023. We are required to pay interest at the rate of LIBOR plus a premium, which was 250 basis points per annum, subject to a LIBOR floor of 0.50% at December 31, 2022, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 30 basis points per annum at December 31, 2022. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, subject to meeting certain financial covenants, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of December 31, 2022, the annual interest rate payable on borrowings under our revolving credit facility was 6.79%.
We and our lenders amended our credit agreement in 2020. Among other things, the amendment waived all of the then existing financial covenants through the end of the then existing agreement term, or July 15, 2022. As a result of the amendment, among other things:
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
On April 14, 2022, we and the lenders further amended our credit agreement and exercised our first of two options to extend the maturity date of our revolving credit facility by six months to January 15, 2023. Pursuant to the amendment:
•we repaid $200,000 of the outstanding balance and reduced the size of the revolving credit facility from $1,000,000 to $800,000;
•we became permitted to acquire up to an aggregate of $300,000 of real property through the waiver period, which was extended pursuant to the amendment to December 31, 2022;
•certain of the financial covenants in our credit agreement became tested and in full force and effect beginning with the quarter ended September 30, 2022 and were modified to lower the required fixed charge coverage ratio from 1.5x to 1.0x through December 31, 2022, increase the required leverage ratio limit from 60% to 70% and increase the minimum liquidity requirement from $125,000 to $150,000 (which amount is subject to an additional increase as noted below);
•we were able to fund through the waiver period, which ended on December 31, 2022, an aggregate of $100,000 of capital contributions requested by Sonesta for business activities and to acquire additional shares of common stock of TA to retain our pro rata ownership of TA, an increase from the previous aggregate limit of $50,000;
•the interest rate premium payable on borrowings under our revolving credit facility was increased from 235 basis points per annum to 250 basis points per annum, with the facility fee remaining unchanged at 30 basis points per annum on the total amount of lending commitments under the facility. The interest rate premiums and the facility fee continued to be subject to adjustment based upon changes to our credit ratings and, pursuant to the amendment, the interest rate premium will increase by an additional 25 basis points if we do not satisfy certain financial covenants; and
•we became required to maintain minimum liquidity of at least $150,000.

On June 15, 2022, we redeemed at par all of our outstanding 5.00% senior notes due 2022 for a redemption price equal to the principal amount of $500,000, plus accrued and unpaid interest using cash on hand.
On October 4, 2022, we and the lenders further amended the credit agreement and exercised our remaining option to extend the maturity date of our revolving credit facility by six months to July 15, 2023. Pursuant to the amendment:
•we agreed to maintain minimum liquidity of $600,000 until we repay or refinance our $500,000 of 4.5% senior notes due in June 2023 and maintain at least $150,000 of liquidity thereafter; and
•restrictions on paying common dividends and issuing secured debt previously agreed to during the existing waiver period were removed, subject to certain conditions.
As of December 31, 2022, we have met the conditions to exit the waiver period, and as a result, the restrictions on capital expenditures and other investments, including acquisitions, have expired.
Our revolving credit facility continues to be secured by 73 properties with an undepreciated book value of $1,562,869 as of December 31, 2022 to secure our obligations under the credit agreement.
As of December 31, 2022, we had no borrowings outstanding under our revolving credit facility.
Our term debt maturities (other than our revolving credit facility) as of December 31, 2022 were as follows:

Year	Maturity
2023	$500,000
2024	1,175,000
2025	1,150,000
2026	800,000
2027	850,000
2028	400,000
2029	425,000
2030	400,000
$5,700,000
None of our unsecured debt obligations require principal or sinking fund payments prior to their maturity dates.
In February 2023, one of our subsidiaries issued $610,200 in aggregate principal amount of net lease mortgage notes. The notes were issued in three classes, as summarized below:

Note Class	S&P Rating	Amount	Coupon Rate	Term	Maturity
Class A	AAA	$305,000	5.15%	5 years	February 2028
Class B	AA	173,000	5.70%	5 years	February 2028
Class C	A	132,200	6.70%	5 years	February 2028
Total / weighted average		$610,200	5.50%
The notes are non-recourse and secured by the assets of the subsidiary, which includes 308 net lease properties with annual minimum rents of $65,273 and a gross book carrying value of $754,841 as of December 31, 2022. The net proceeds from this issuance were approximately $555,000 after initial purchaser discounts and offering costs. We simultaneously announced the early redemption of our outstanding 4.50% Senior Notes due 2023 at a redemption price equal to the principal amount of $500,000, plus accrued and unpaid interest to, but excluding the date of redemption. This redemption is expected to occur on or about March 8, 2023 and we currently expect to fund this redemption by using the proceeds from the net lease mortgage notes described above.
We currently expect to use cash on hand, the cash flows from our operations, borrowings under our revolving credit facility, net proceeds from any asset sales and net proceeds of offerings of equity or debt securities, to fund our operations, capital expenditures, investments, future debt maturities, distributions to our shareholders and other general business purposes.
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
Our ability to complete, and the costs associated with, future debt transactions depends primarily upon credit market conditions and our then perceived creditworthiness. We have no control over market conditions. Our credit ratings depend upon evaluations by credit rating agencies of our business practices and plans, including our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity capital market conditions and our ability to conduct our business to maintain and grow our operating cash flows. We intend to conduct our business activities in a manner which will afford us reasonable access to capital for investment and financing activities. However, as discussed elsewhere in this Annual Report on Form 10-K, the duration and severity of the COVID-19 pandemic, and the market practices that arose or increase in response to the pandemic, and its impact on economic conditions, as well as the impacts of the current, and possibly future, inflationary conditions, increasing interest rates and a possible recession are uncertain and may have various negative consequences on us and our operations including a decline in financing availability and increased costs for financing. Further, such conditions could also disrupt the capital markets generally and limit our access to financing from public sources or on favorable terms, particularly if the global financial markets experience significant disruptions.
Debt Covenants
Our debt obligations at December 31, 2022 consisted of $5,700,000 of publicly issued term debt. Our publicly issued term debt is governed by our indentures and related supplements. These indentures and related supplements and our credit agreement contain covenants that generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, and require us to maintain various financial ratios. Our credit agreement and our unsecured senior notes, indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR ceasing to act as our business manager. As of December 31, 2022, we believe we were in compliance with all of the covenants under our indentures and their supplements and our credit agreement.
Senior Notes Indenture Covenants
The following table summarizes the results of the financial tests required by the indentures and related supplements for our senior unsecured notes as of December 31, 2022:

	Actual Results	Covenant Requirement
Total debt / adjusted total assets	53.6%	Maximum of 60%
Secured debt / adjusted total assets	—%	Maximum of 40%
Consolidated income available for debt service / debt service	1.85x	Minimum of 1.50x
Total unencumbered assets / unsecured debt	159.1%	Minimum 150%
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
A subsidiary guarantor's guarantee of the 2025 Notes and 2027 Notes and all other obligations of such subsidiary guarantor under the indentures governing the notes will automatically terminate and such subsidiary guarantor will automatically be released from all of its obligations under such subsidiary guarantee and such indenture under certain circumstances, including on or after the date on which (a) the notes have received a rating equal to or higher than Baa2 (or the equivalent) by Moody’s or BBB (or the equivalent) by S&P, or if Moody’s or S&P ceases to rate the notes for reasons outside of our control, the equivalent investment grade rating from any other rating agency and (b) no default or event of default has occurred and is continuing under the indenture. Our non-guarantor subsidiaries are separate and distinct legal entities and will have no obligation, contingent or otherwise, to pay any amounts due on these notes or the guarantees, or to make any funds available therefor, whether by dividend, distribution, loan or other payments. The rights of holders of these notes to benefit from any of the assets of our non-guarantor subsidiaries are subject to the prior satisfaction of claims of those subsidiaries' creditors and any preferred equity holders. As a result, these notes and the related guarantees will be structurally subordinated to all indebtedness, guarantees and other liabilities of our subsidiaries that do not guarantee these notes, including guarantees of or pledges under other indebtedness of ours, payment obligations under lease agreements, trade payables and preferred equity.
The following table presents summarized financial information for us and the subsidiary guarantors, on a combined basis after elimination of (i) intercompany transactions and balances among us and the subsidiary guarantors and (ii) equity in earnings from, and any investments in, any of our non-guarantor subsidiaries:

As of December 31, 2022
Real estate properties, net(1)	$5,316,318
Intercompany balances(2)	580,684
Other assets, net	723,092

Indebtedness, net	$5,655,530
Other liabilities	366,936

Year Ended December 31, 2022
Revenues	$1,722,397
Expenses	1,989,711
Net loss	$(267,314)
(1)Real estate properties, net as of December 31, 2022 includes $191,662 of properties owned directly by us and not included in the assets of the subsidiary guarantors.
(2)Intercompany balances represent receivables from non-guarantor subsidiaries.
Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc., TA and Sonesta and others affiliated with them. For further information about these and other such relationships and related person transactions, see Notes 4, 5, 9 and 10 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which are incorporated herein by reference and our other filings with the SEC, including our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2022. For further information about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements,” “Business” in Part I, Item 1 and “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. We may engage in additional transactions with related persons, including businesses to which RMR or its subsidiaries provide management services.

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
We account for income taxes in accordance with the Income Taxes Topic of the Codification. Under this Topic, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We establish valuation allowances to reduce deferred tax assets to the amounts that are expected to be realized when necessary. We have elected to be taxed as a REIT under the IRC and are generally not subject to federal and state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. Despite our qualification for taxation as a REIT, we are subject to income tax in Canada, Puerto Rico and in certain states. Further, we lease our managed hotels to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated tax return and are subject to federal, state and foreign income tax. Our consolidated income tax provision (or benefit) includes the income tax provision (or benefit) related to the operations of the TRSs and state and foreign income taxes incurred by us despite our qualification for taxation as a REIT. The Income Taxes Topic also prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Tax benefits are recognized only to the extent that it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. Tax returns filed for the 2019 through 2022 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.
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

Property and Operating Statistics (dollar amounts in thousands)
As of December 31, 2022, we owned and managed a diverse portfolio of hotels and net lease properties across the United States and in Puerto Rico and Canada with 149 distinct brands across 22 industries.
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

Comparable Hotels*		No. of Hotels	No. of Rooms or Suites	Occupancy			ADR			RevPAR
	Service Level			Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
Brand				2022	2021	Change	2022	2021	Change	2022	2021	Change
Sonesta (1)	Full Service	22	7,149	60.4%	47.4%	13.0 pts	$150.40	$132.07	13.9%	$90.84	$62.60	45.1%
Royal Sonesta (1)	Full Service	16	5,291	52.2%	36.3%	15.9 pts	236.67	190.05	24.5%	123.54	68.99	79.1%
Radisson Hotel	Full Service	5	1,149	64.1%	50.4%	13.7 pts	133.59	105.23	27.0%	85.63	53.04	61.4%
Crowne Plaza	Full Service	1	495	54.4%	46.6%	7.8 pts	132.27	111.83	18.3%	71.95	52.11	38.1%
Country Inn and Suites	Full Service	3	430	62.8%	50.0%	12.8 pts	136.92	109.10	25.5%	85.99	54.55	57.6%
Full Service Total/Average		47	14,514	57.5%	43.7%	13.8 pts	176.67	145.40	21.5%	101.59	63.54	59.9%
Sonesta Select (1)	Select Service	45	6,579	51.1%	37.0%	14.1 pts	117.49	105.56	11.3%	60.04	39.06	53.7%
Hyatt Place	Select Service	17	2,107	67.4%	60.7%	6.7 pts	119.00	101.76	16.9%	80.21	61.77	29.9%
Courtyard	Select Service	13	1,813	55.5%	50.7%	4.8 pts	119.01	103.14	15.4%	66.05	52.29	26.3%
Select Service Total/Average		75	10,499	55.1%	44.1%	11.0 pts	118.13	104.03	13.6%	65.09	45.88	41.9%
Sonesta ES Suites (1)	Extended Stay	60	7,643	69.3%	66.7%	2.6 pts	124.90	105.72	18.1%	86.56	70.52	22.7%
Sonesta Simply Suites (1)	Extended Stay	50	6,366	71.2%	68.8%	2.4 pts	86.18	72.37	19.1%	61.36	49.79	23.2%
Residence Inn	Extended Stay	3	342	64.0%	57.2%	6.8 pts	120.25	110.01	9.3%	76.96	62.93	22.3%
Extended Stay Total/Average		113	14,351	70.0%	67.4%	2.6 pts	107.49	90.81	18.4%	75.24	61.21	22.9%
Comparable Hotels Total/Average		235	39,364	61.4%	52.5%	8.9 pts	$133.72	$110.39	21.1%	$82.10	$57.95	41.7%
*We generally define comparable hotels as those that were owned by us and were open and operating for the entire periods being compared. For the years ended December 31, 2022 and 2021, our comparable results excluded three hotels that had suspended operations during part of the periods presented.

All Hotels*		No. of Hotels	No. of Rooms or Suites	Occupancy				ADR			RevPAR
	Service Level			Year Ended December 31,				Year Ended December 31,			Year Ended December 31,
Brand				2022	2021		Change	2022	2021	Change	2022	2021	Change
Sonesta (1)	Full Service	23	7,368	60.4%	47.4%		13.0 pts	$150.40	$132.07	13.9%	$90.84	$62.60	45.1%
Royal Sonesta (1)	Full Service	17	5,663	52.2%	35.7%		16.5 pts	236.07	190.02	24.2%	123.23	67.84	81.6%
Radisson Hotel	Full Service	5	1,149	64.1%	50.4%		13.7 pts	133.59	105.23	27.0%	85.63	53.04	61.4%
Crowne Plaza	Full Service	1	495	54.4%	46.6%		7.8 pts	132.27	111.83	18.3%	71.95	52.11	38.1%
Country Inn and Suites	Full Service	3	430	62.8%	50.0%	12.8	pts	136.92	109.10	25.5%	$85.99	$54.55	57.6%
Full Service Total/Average		49	15,105	57.4%	43.4%		14.0 pts	177.85	145.78	22.0%	102.09	63.27	61.4%
Sonesta Select (1)	Select Service	45	6,579	51.1%	37.0%		14.1 pts	117.49	105.56	11.3%	60.04	39.06	53.7%
Hyatt Place	Select Service	17	2,107	67.4%	60.7%		6.7 pts	119.00	101.76	16.9%	80.21	61.77	29.9%
Courtyard	Select Service	13	1,813	55.5%	50.7%		4.8 pts	119.01	103.14	15.4%	66.05	52.29	26.3%
Select Service Total/Average		75	10,499	55.1%	44.1%		11.0 pts	118.13	104.03	13.6%	65.09	45.88	41.9%
Sonesta ES Suites (1)	Extended Stay	60	7,643	69.3%	66.7%		2.6 pts	124.90	105.72	18.1%	86.56	70.52	22.7%
Sonesta Simply Suites (1)	Extended Stay	51	6,464	70.4%	68.6%		1.8 pts	86.18	72.25	19.3%	60.67	49.56	22.4%
Residence Inn	Extended Stay	3	342	64.0%	57.2%		6.8 pts	120.25	110.01	9.3%	76.96	62.93	22.3%
Extended Stay Total/Average		114	14,449	69.7%	67.3%		2.4 pts	107.49	90.66	18.6%	74.92	61.01	22.8%
All Hotels Total/Average		238	40,053	61.3%	52.3%		9.0 pts	$134.47	$110.47	21.7%	$82.43	$57.78	42.7%
* Results of all hotels owned as of December 31, 2022. Excludes the results of hotels sold during the periods presented.
(1)Includes operator data for periods prior to when certain hotels were managed by Sonesta.

Net Lease Portfolio
As of December 31, 2022, our net lease properties were 97.6% occupied and we had 23 properties available for lease. During the year ended December 31, 2022, we entered into lease renewals for 159,818 rentable square feet (15 properties) at weighted (by rentable square feet) average rents that were 4.9% above prior rents for the same space. The weighted (by rentable square feet) average lease term for these leases was 6.3 years. Also, during the year ended December 31, 2022, we entered into new leases for an aggregate of 224,127 rentable square feet (eight properties) at weighted (by rentable square feet) average rents that were 3.3% above prior rents for the same space. The weighted (by rentable square feet) average lease term for these leases was 13.8 years.
As of December 31, 2022, our net lease tenants operated across more than 138 brands. The following table identifies the top ten brands based on annualized minimum rent.

	Brand	No. of Properties	Investment (1)	Percent of Total Investment	Annualized Minimum Rent (2)	Percent of Total Annualized Minimum Rent (2)	Coverage (3)
1.	TravelCenters of America	133	$2,289,189	44.8%	$168,012	45.1%	2.86x
2.	Petro Stopping Centers	44	1,021,226	20.0%	78,099	21.0%	2.47x
3.	The Great Escape	14	98,242	1.9%	7,711	2.1%	7.19x
4.	Life Time Fitness	3	92,617	1.8%	5,770	1.5%	1.79x
5.	AMC Theatres	9	82,488	1.6%	6,716	1.8%	1.73x
6.	Buehler's Fresh Foods	5	76,469	1.5%	5,657	1.5%	3.48x
7.	Heartland Dental	59	61,120	1.2%	4,629	1.2%	4.09x
8.	Norms	10	53,673	1.1%	3,628	1.0%	2.11x
9.	Express Oil Change	23	49,724	1.0%	3,717	1.0%	4.32x
10.	Pizza Hut	40	45,285	0.9%	3,401	0.9%	2.21x
11.	Other (4)	425	1,237,795	24.2%	85,078	22.9%	3.49x
	Total	765	$5,107,828	100.0%	$372,418	100.0%	3.00x
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
(3)See page 60 for our definition of coverage.
(4)Consists of 128 distinct brands with an average investment of $9,670 and average annual minimum rent of $665.

As of December 31, 2022, our top ten net lease tenants based on our investments are listed below.

	Tenant	Brand Affiliation	No. of Properties	Investment (1)	Percent of Total Investment	Annualized Minimum Rent (2)	Percent of Total Annualized Minimum Rent (2)	Coverage (3)
1.	TravelCenters of America	TravelCenters of America / Petro Stopping Centers	177	$3,310,415	64.8%	$246,110	66.1%	2.74	x	(4)
2.	Universal Pool Co., Inc.	The Great Escape	14	98,242	1.9%	7,711	2.1%	7.19	x
3.	Healthy Way of Life II, LLC	Life Time Fitness	3	92,617	1.8%	5,770	1.5%	1.79	x
4.	American Multi-Cinema, Inc.	AMC Theatres	9	82,488	1.6%	6,716	1.8%	1.73	x
5.	Styx Acquisition, LLC	Buehler's Fresh Foods	5	76,469	1.5%	5,657	1.5%	3.48	x
6.	Professional Resource Development, Inc.	Heartland Dental	59	61,120	1.2%	4,629	1.2%	4.09	x
7.	Norms Restaurants, LLC	Norms	10	53,673	1.1%	3,628	1.0%	2.11	x
8.	Express Oil Change, L.L.C.	Express Oil Change	23	49,724	1.0%	3,717	1.0%	4.32	x
9.	Pilot Travel Centers LLC	Flying J Travel Plaza	3	41,681	0.8%	3,215	0.9%	5.80	x
10.	Automotive Remarketing Group, Inc.	America's Auto Auction	6	38,314	0.8%	3,216	0.9%	5.88	x
	Subtotal, top 10		309	3,904,743	76.4%	290,369	78.0%	2.93	x
11.	Other (5)	Various	456	1,203,085	23.6%	82,049	22.0%	3.24	x
	Total		765	$5,107,828	100.0%	$372,418	100.0%	3.00	x
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
(3)See page 60 for our definition of coverage.
(4)TA is our largest tenant. We lease 177 travel centers (133 under the TravelCenters of America brand and 44 under the Petro Stopping Centers brand) to a subsidiary of TA under master leases that expire in 2029, 2031, 2032, 2033 and 2035, respectively. During 2022, we assigned the leasehold interest of two travel centers to TA. TA has two renewal options for 15 years each for all of the travel centers. In addition to the payment of our minimum rent, the TA leases provide for payment to us of percentage rent based on increases in total non-fuel revenues over base levels (3.5% of non-fuel revenues above threshold amounts defined in the agreements). TA’s remaining deferred rent obligation of $4,404 as of December 31, 2022 was paid in January 2023. As disclosed elsewhere in this Annual Report on Form 10-K, in connection with the BP Acquisition we entered into the Consent Agreement, pursuant to which, among other things, agreed to amend and restate our existing TA lease and guaranty agreements, effective at the time of the Merger.
(5)Consists of 170 tenants with an average investment of $7,077 and average annual minimum rent of $482.

As of December 31, 2022, our net lease tenants operated across 21 distinct industries within the service-oriented retail sector of the U.S. economy.

Industry	No. of Properties	Investment (1)	Percent of Total Investment	Annualized Minimum Rent (2)	Percent of Total Annualized Minimum Rent (2)	Coverage (3)
Travel Centers	180	$3,352,096	65.6%	$249,325	66.9%	2.78x
Restaurants-Quick Service	216	294,153	5.8%	19,908	5.3%	3.20x
Restaurants-Casual Dining	53	192,199	3.8%	11,945	3.2%	2.50x
Health and Fitness	13	186,365	3.6%	11,011	3.0%	1.66x
Movie Theaters	19	164,809	3.2%	13,163	3.5%	1.42x
Grocery Stores	19	129,152	2.5%	9,212	2.5%	4.05x
Home Goods and Leisure	20	120,702	2.4%	9,674	2.6%	0.06x
Medical, Dental Office	71	109,232	2.1%	8,759	2.4%	2.35x
Automotive Equipment & Services	64	107,054	2.1%	7,665	2.1%	4.06x
Automotive Dealers	8	62,550	1.2%	4,956	1.3%	5.65x
Entertainment	4	61,436	1.2%	4,301	1.2%	3.12x
Educational Services	9	55,319	1.1%	4,451	1.2%	1.78x
General Merchandise Stores	4	55,112	1.1%	3,874	1.0%	2.86x
Building Materials	29	33,280	0.7%	2,783	0.7%	0.07x
Car Washes	5	28,658	0.6%	2,170	0.6%	3.45x
Miscellaneous Manufacturing	5	24,148	0.5%	1,689	0.4%	16.46x
Drug Stores and Pharmacies	7	19,251	0.4%	1,258	0.3%	0.59x
Sporting Goods	3	17,742	0.3%	1,090	0.3%	4.99x
Legal Services	5	11,362	0.2%	1,054	0.3%	1.89x
Dollar Stores	3	2,971	0.1%	189	0.1%	2.69x
Other	5	27,243	0.5%	3,941	1.1%	4.76x
Vacant	23	52,994	1.0%	—	—%	—x
Total	765	$5,107,828	100.0%	$372,418	100.0%	3.00x
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
(3)See page 60 for our definition of coverage.

As of December 31, 2022, lease expirations at our net lease properties by year are as follows.

			Percent of Total	Cumulative % of
	Square	Annualized Minimum	Annualized Minimum	Total Minimum
Year(1)	Feet	Rent Expiring	Rent Expiring	Rent Expiring
2023	271,062	$2,207	0.6%	0.6%
2024	769,082	11,200	3.0%	3.6%
2025	436,524	8,974	2.4%	6.0%
2026	1,080,336	12,215	3.3%	9.3%
2027	1,071,904	14,164	3.8%	13.1%
2028	555,218	9,475	2.5%	15.6%
2029	1,266,197	48,494	13.0%	28.6%
2030	138,590	4,216	1.1%	29.7%
2031	1,321,160	48,848	13.1%	42.8%
2032	1,292,177	53,756	14.4%	57.2%
2033	1,153,360	52,516	14.1%	71.3%
2034	144,247	4,479	1.2%	72.5%
2035	2,212,712	80,368	21.7%	94.2%
2036	558,374	8,069	2.2%	96.4%
2037	35,103	465	0.1%	96.5%
2038	66,700	1,153	0.3%	96.8%
2039	134,901	3,214	0.9%	97.7%
2040	115,142	2,406	0.6%	98.3%
2041	223,043	2,291	0.6%	98.9%
2042	—	—	0.0%	98.9%
2043	141,134	280	0.1%	99.0%
2044	—	—	0.0%	99.0%
2045	63,490	3,628	1.0%	100.0%
Total	13,050,456	$372,418	100.0%
(1)The year of lease expiration is pursuant to contract terms.
As of December 31, 2022, shown below is the list of our top ten states where our net lease properties are located. No other state represents more than 3% of our net lease annual minimum rents.

			Percent of Total
	Square	Annualized Minimum	Annualized Minimum
State	Feet	Rent	Rent
Texas	1,176,854	$32,168	8.6%
Illinois	1,010,047	26,581	7.1%
Ohio	1,302,273	26,105	7.0%
California	399,045	23,902	6.4%
Georgia	597,248	20,312	5.5%
Arizona	476,651	17,552	4.7%
Indiana	637,239	16,421	4.4%
Florida	538,130	16,183	4.3%
Pennsylvania	543,959	15,575	4.2%
New Mexico	246,478	11,014	3.0%
Other	6,122,532	166,605	44.8%
Total	13,050,456	$372,418	100.0%
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
In an effort to reduce the effects of any increased energy costs in the future, we continuously study ways to improve the energy efficiency at all of our properties. Our property manager, RMR, is a member of the Energy Star program, a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy that is focused on promoting energy efficiency at commercial properties through its “Energy Star” partner program, and a member of the U.S. Green Building Council, a nonprofit organization focused on promoting energy efficiency at commercial properties through its Leadership in Energy and Environmental Design, or LEED®, green building program.
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
Funds From Operations and Normalized Funds From Operations
We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, which is net income (loss), calculated in accordance with GAAP, excluding any gain or loss on sale of properties and loss on impairment of real estate assets, if any, plus real estate depreciation and amortization, less any unrealized gains and losses on equity securities, as well as adjustments to reflect our share of FFO attributable to an investee and certain other adjustments currently not applicable to us. In calculating Normalized FFO, we adjust for the items shown below. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to satisfy our REIT distribution requirements, the availability to us of debt and equity capital, our distribution rate as a percentage of the trading price of our common shares, or dividend yield, and to the dividend yield of other REITs, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. Other real estate companies and REITs may calculate FFO and Normalized FFO differently than we do.

Our calculations of FFO and Normalized FFO for the years ended December 31, 2022, 2021 and 2020 and reconciliations of net income (loss) available for common shareholders, the most directly comparable financial measure under GAAP reported in our consolidated financial statements, to those amounts appear in the following table (amounts in thousands, except per share amounts).

		For the Year Ended December 31,
		2022	2021	2020
Net loss		$(132,381)	$(544,603)	$(311,382)
Add (Less):	Depreciation and amortization expense	401,108	485,965	498,908
	Gain on sale of real estate, net (1)	(47,818)	(11,522)	(2,261)
	Loss on asset impairment (2)	10,989	78,620	55,756
	Unrealized losses (gains) on equity securities, net (3)	8,104	(22,535)	(19,882)
	Adjustments to reflect our share of FFO attributable to an investee (4)	3,723	2,605	(61)
FFO		243,725	(11,470)	221,078
Add (Less):	Transaction related costs (5)	1,920	64,764	15,100
	Loss on early extinguishment of debt (6)	791	—	9,394
	Loss contingency (7)	—	—	3,962
	Gain on insurance settlement, net of tax (8)	—	—	(48,536)
	Adjustments to reflect our share of Normalized FFO attributable to an investee (4)	1,037	2,270	964
Normalized FFO		$247,473	$55,564	$201,962

Weighted average shares outstanding (basic)		164,738	164,566	$164,422
Weighted average shares outstanding (diluted) (9)		164,738	164,566	$164,422

Basic and diluted per common share amounts:
Net loss		$(0.80)	$(3.31)	$(1.89)
FFO		$1.48	$(0.07)	$1.34
Normalized FFO		$1.50	$0.34	$1.23
	Distributions declared per share	$0.23	$0.04	$0.57
(1)We recorded a $47,818 net gain on sales of 65 hotels and 21 net lease properties during the year ended December 31, 2022. We recorded a $11,522 net gain on sales of seven hotels and eleven net lease properties during the year ended December 31, 2021. We recorded a $2,261 net gain on sales of 18 hotels and 21 net lease properties during the year ended December 31, 2020.
(2)We recorded a $10,989 loss on asset impairment during the year ended December 31, 2022 to reduce the carrying value of 26 hotels and 5 net lease properties to their estimated fair value. We recorded a $78,620 loss on asset impairment during the year ended December 31, 2021 to reduce the carrying value of 35 hotels and 26 net lease properties to their estimated fair value. We recorded a $55,756 loss on asset impairment during the year ended December 31, 2020 to reduce the carrying value of 18 hotels and 13 net lease properties to their estimated fair value.
(3)Unrealized gains and losses on equity securities, net represent the adjustment required to adjust the carrying value of our investments in TA common shares to their fair value.
(4)Represents our proportionate share of our equity investment in Sonesta during the years ended December 31, 2022, 2021 and 2020.
(5)Transaction related costs for the year ended December 31, 2022 primarily consisted of costs related to our exploration of possible financing transactions. Transaction related costs for the year ended December 31, 2021 included $38,446 of working capital advances we previously funded under our agreements with Marriott, IHG and Hyatt that we expensed as a result of the amounts no longer expected to be recoverable, $19,920 of hotel manager transition related costs resulting from the rebranding of 94 hotels to Sonesta during the period, and $6,398 of legal costs related to our arbitration proceeding with Marriott. Transaction costs for the year ended December 31, 2020 included $15,100 of hotel manager transition related costs resulting from the rebranding of 115 hotels to Sonesta during the periods.
(6)We recorded a $791 loss on early extinguishment of debt in the 2022 period related to the write off of deferred financing costs and unamortized discounts relating to our amendment to our credit agreement and the repayment of

$500,000 of unsecured notes. We recorded a loss of $9,394 on early extinguishment of debt, net of unamortized discount and deferred financing costs, relating to the repurchase of certain of our senior notes during the year ended December 31, 2020.
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
Fixed Rate Debt
At December 31, 2022, our outstanding publicly tradable debt consisted of twelve issues of fixed rate, senior notes:

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
No principal repayments are due under these notes until maturity. Because these notes require interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are one percentage point higher than the rates shown above, our per annum interest cost would increase by approximately $57,000. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. The U.S. Federal Reserve has raised interest rates several times since the beginning of 2022 in an effort to combat high inflation and has signaled that further increases are likely to occur. Based on the balances outstanding at December 31, 2022 and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point change in interest rates would change the fair value of those debt obligations by approximately $140,089.
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
Floating Rate Debt
At December 31, 2022, we had no amounts outstanding under our revolving credit facility. The maturity date of our revolving credit facility is July 15, 2023. No principal repayments are required under our revolving credit facility prior to maturity and repayments may be made and redrawn subject to conditions at any time without penalty.
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

The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of December 31, 2022 if we were fully drawn on our revolving credit facility:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact (2)
At December 31, 2022	6.79%	$800,000	$55,074	$0.33
One percentage point increase	7.79%	$800,000	$63,186	$0.38
(1)Weighted average based on LIBOR plus a premium, which was 250 basis points per annum at December 31, 2022.
(2)Based on diluted weighted average common shares outstanding for the year ended December 31, 2022.
The foregoing table shows the impact of an immediate change in floating interest rates as of December 31, 2022. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts under our revolving credit facility or other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.
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
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Based on this assessment, we believe that, as of December 31, 2022, our internal control over financial reporting is effective.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our 2022 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
We have a Code of Conduct that applies to our officers and Trustees, RMR, senior officers and executive officers of RMR, members of the board of directors of RMR Inc. and employees of RMR who provide significant services to us. Our Code of Conduct is posted on our website, www.svcreit.com. A printed copy of our Code of Conduct is also available free of charge to any person who requests a copy by writing to: Secretary, Service Properties Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, MA 02458-1634. We intend to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of our Code of Conduct that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website.
The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement.
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to our definitive Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information. We may grant common shares to our officers, other employees of RMR and officers or employees of Sonesta under our Amended and Restated 2012 Equity Compensation Plan, or the 2012 Plan. In addition, each of our Trustees receives common shares as part of his or her annual compensation for serving as a Trustee and such shares are awarded under the 2012 Plan. The terms of awards made under the 2012 Plan are determined by the Compensation Committee of our Board of Trustees at the time of the award. The following table is as of December 31, 2022.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securityholders—2012 Plan	None.	None.	1,401,160 (1)
Equity compensation plans not approved by securityholders	None.	None.	None.
Total	None.	None.	1,401,160 (1)
(1)Consists of common shares available for issuance pursuant to the terms of the 2012 Plan. Share awards that are repurchased or forfeited will be added to the common shares available for issuance under the 2012 Plan.
Payments by us to our officers, other employees of RMR and officers or employees of Sonesta employees are described in Notes 8 and 10 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K. The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.
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
Significant Tenant
TA is our former subsidiary and is the lessee of 29.3% of our real estate properties, at cost, as of December 31, 2022.
Financial information about TA may be found on the SEC’s website by entering TA’s name at http://www.sec.gov/edgar/searchedgar/companysearch.html. Reference to TA’s financial information on this external website is presented to comply with applicable accounting regulations of the SEC. Except for such financial information contained therein as is required to be included herein under such regulations, TA’s public filings and other information located in external websites are not incorporated by reference into these financial statements. See Notes 4, 5 and 10 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for further information relating to our leases with TA.

(b)    Exhibits

Exhibit Number	Description

3.1
Composite Copy of Amended and Restated Declaration of Trust, dated as of August 21, 1995, as amended to date. (Incorporated by reference to the Company’s Post-Effective Amendment No. 2 to Registration Statement on Form S-3, filed on July 15, 2020.)

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

4.13
Seventh Supplemental Indenture, dated as of September 18, 2019, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 4.750% Senior Notes due 2026, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 18, 2019.)

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

4.21
Supplemental Indenture, dated as of October 28, 2021, among the Company, SVC Minneapolis TRS LLC U.S. Bank National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 7.50% Senior Notes due 2025. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.)

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

4.27	Description of Securities. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.)
8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)
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

10.4	Summary of Trustee Compensation. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 16, 2022.)
10.5	Service Properties Trust Amended and Restated 2012 Equity Compensation Plan. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 16, 2022.)
10.6	Form of Share Award Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.)
10.7	Form of Share Award Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.)
10.8	Form of Share Award Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.)
10.9	Form of Indemnification Agreement. (+) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.)
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

10.14
Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of June 11, 2021, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other financial institutions signatory thereto. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.)

10.15
Fifth Amendment to Amended and Restated Credit Agreement, dated as of April 14, 2022, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other institutions party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 20, 2022.)

10.16
Sixth Amendment to Amended and Restated Credit Agreement, dated as of October 4, 2022, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other institutions party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 5, 2022.)

10.17
Pledge Agreement, dated as of May 8, 2020, between the Company, certain of its direct and indirect Subsidiaries and Wells Fargo Bank, National Association. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.)

10.18
Pledge Amendment, dated as of May 22, 2020, among the Company, Banner NewCo LLC, Highway Ventures Borrower LLC and Highway Ventures Properties Trust. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.)

10.19	Pledge Amendment, dated as of June 15, 2020, by Banner NewCo LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.)
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

10.22	Pledge Amendment, dated as of September 14, 2020, by Banner NewCo LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.)
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

10.29
Representative Form of Amended and Restated Management Agreement among Sonesta International Hotels Corporation, Cambridge TRS, Inc., HPT CY TRS, Inc., HPT TRS IHG-2, Inc. and HRP TRS MRP, Inc. (Retained Hotels) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 10, 2022). (Schedules thereto incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.) (Schedule of applicable agreements incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.)

10.30
Amended, Restated and Consolidated Pooling Agreement, dated as of January 1, 2022, among Sonesta International Hotels Corporation, certain subsidiaries of the Company named therein as owners and certain subsidiaries of Sonesta International Hotels Corporation named therein as managers. (Retained Hotels) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 10, 2022). (Schedules thereto incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.)

10.31
Second Amended and Restated Lease Agreement No.1, dated as of October 14, 2019, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.32
First Amendment to Second Amended and Restated Lease Agreement No. 1, dated as of May 6, 2022, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.)

10.33
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

10.37	First Amendment to Second Amended and Restated Lease Agreement No. 3, dated as of October 31, 2022, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Filed herewith.)
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

10.41
Second Amendment to Second Amended and Restated Lease Agreement No. 4, dated as of November 9, 2021, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.)

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

10.45
Consent and Amendment Agreement, dated as of February 15, 2023, among the Company, HPT TA Properties Trust, HPT TRS Inc., HPT TA Properties LLC, Highway Ventures Properties Trust, Highway Ventures Properties LLC, TravelCenters of America Inc., TA Operating LLC and BP Products North America Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 21, 2022.)

10.46
Voting Agreement, dated as of February 15, 2023, between the Company and BP Products North America Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 21, 2022.)

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

99.2	Letter Agreement, dated as of February 10, 2023, among the Company and The RMR Group LLC. (Filed herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (formatted as Inline XBRL and contained in Exhibit 101)
(+) Management contract or compensatory plan or arrangement.
As permitted by Item 601(b)(4)(iii)(A) of Regulation S-K, the Company has not filed with this Annual Report on Form 10-K certain instruments defining the rights of holders of long-term debt of the Company and its subsidiaries because the total amount of securities authorized under any of such instruments does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm
To the Trustees and Shareholders of Service Properties Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Service Properties Trust (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Impairment of Real Estate Properties — Refer to Notes 2 and 14 to the financial statements
Critical Audit Matter Description
The Company’s investments in real estate assets are evaluated for impairment periodically or when events or changes in circumstances indicate that the carrying amount of a real estate asset may not be recoverable. Impairment indicators may include declining tenant occupancy, weak or declining profitability from the property, decreasing tenant cash flows or liquidity, the Company’s decision to dispose of an asset before the end of its estimated useful life, and legislative, market or industry changes that could permanently reduce the value of an asset. If indicators of impairment are identified for any real estate asset, the Company evaluates the recoverability of that real estate asset by comparing undiscounted future cash flows expected to be generated by the real estate asset over the Company’s expected remaining hold period to the respective carrying amount. The Company’s undiscounted future cash flows analysis requires management to make significant estimates and assumptions related to expected remaining hold periods, market rents, and terminal capitalization rates.
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
February 28, 2023

We have served as the Company’s auditor since 2020.

Report of Independent Registered Public Accounting Firm
To the Trustees and Shareholders of Service Properties Trust
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Service Properties Trust (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 28, 2023, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 28, 2023

SERVICE PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share data)

	As of December 31,
	2022	2021
ASSETS
Real estate properties:
Land	$1,902,587	$1,918,385
Buildings, improvements and equipment	7,658,282	8,307,248
Total real estate properties, gross	9,560,869	10,225,633
Accumulated depreciation	(2,970,133)	(3,281,659)
Total real estate properties, net	6,590,736	6,943,974
Acquired real estate leases and other intangibles, net	252,357	283,241
Assets held for sale	121,905	515,518
Cash and cash equivalents	38,369	944,043
Restricted cash	7,051	3,375
Equity method investments	112,617	62,687
Investment in equity securities	53,055	61,159
Due from related persons	35,033	48,168
Other assets, net	277,068	291,150
Total assets	$7,488,191	$9,153,315

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$—	$1,000,000
Senior unsecured notes, net	5,655,530	6,143,022
Accounts payable and other liabilities	425,960	433,448
Due to related persons	17,909	21,539
Total liabilities	6,099,399	7,598,009

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 165,452,566 and 165,092,333 shares issued and outstanding, respectively	1,655	1,651
Additional paid in capital	4,554,861	4,552,558
Cumulative other comprehensive income (loss)	2,383	779
Cumulative net income available for common shareholders	2,503,279	2,635,660
Cumulative common distributions	(5,673,386)	(5,635,342)
Total shareholders’ equity	1,388,792	1,555,306
Total liabilities and shareholders’ equity	$7,488,191	$9,153,315
The accompanying notes are an integral part of these consolidated financial statements.

SERVICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Hotel operating revenues	$1,467,344	$1,104,678	$875,098
Rental income	395,667	390,902	390,156
Total revenues	1,863,011	1,495,580	1,265,254

Expenses:
Hotel operating expenses	1,227,357	1,010,737	682,804
Other operating expenses	13,176	15,658	15,208
Depreciation and amortization	401,108	485,965	498,908
General and administrative	44,404	53,439	50,668
Transaction related costs	1,920	64,764	15,100
Loss on asset impairment	10,989	78,620	55,756
Total expenses	1,698,954	1,709,183	1,318,444

Gain on sale of real estate, net	47,818	11,522	2,261
Gain on insurance settlement	—	—	62,386
Unrealized (losses) gains on equity securities, net	(8,104)	22,535	19,882
Interest income	3,379	664	284
Interest expense (including amortization of debt issuance costs and debt discounts and premiums of $19,375, $21,036 and $14,870, respectively)	(341,795)	(365,721)	(306,490)
Loss on early extinguishment of debt	(791)	—	(9,394)
Loss before income taxes and equity in earnings (losses) of an investee	(135,436)	(544,603)	(284,261)
Income tax benefit (expense)	199	941	(17,211)
Equity in earnings (losses) of an investee	2,856	(941)	(9,910)
Net loss	(132,381)	(544,603)	(311,382)
Other comprehensive income (loss):
Equity interest in investee’s unrealized gains (losses)	1,604	1,539	(760)
Other comprehensive income (loss)	1,604	1,539	(760)
Comprehensive loss	$(130,777)	$(543,064)	$(312,142)

Weighted average common shares outstanding (basic)	164,738	164,566	164,222
Weighted average common shares outstanding (diluted)	164,738	164,566	164,222

Net loss available for common shareholders per common share (basic and diluted)	$(0.80)	$(3.31)	$(1.89)
The accompanying notes are an integral part of these consolidated financial statements.

SERVICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)

				Additional Paid in Capital	Cumulative Net Income	Cumulative Other Comprehensive Income (Loss)
	Number of Shares	Common Shares	Cumulative Common Distributions
							Total
Balance at December 31, 2019	164,563,034	$1,646	$(5,534,942)	$4,547,529	$3,491,645	$—	$2,505,878
Net loss	—	—	—	—	(311,382)	—	(311,382)
Equity in unrealized losses of investees	—	—	—	—	—	(760)	(760)
Common share grants	305,400	2	—	3,209	—	—	3,211
Common share repurchases and forfeitures	(44,601)	—	—	(353)	—	—	(353)
Distributions	—	—	(93,804)	—	—	—	(93,804)
Balance at December 31, 2020	164,823,833	1,648	(5,628,746)	4,550,385	3,180,263	(760)	2,102,790
Net loss	—	—	—	—	(544,603)	—	(544,603)
Equity in unrealized gains of investees	—	—	—	—	—	1,539	1,539
Common share grants	340,700	3	—	2,964	—	—	2,967
Common share repurchases and forfeitures	(72,200)	—	—	(791)	—	—	(791)
Distributions	—	—	(6,596)	—	—	—	(6,596)
Balance at December 31, 2021	165,092,333	1,651	(5,635,342)	4,552,558	2,635,660	779	1,555,306
Net loss	—	—	—	—	(132,381)	—	(132,381)
Equity in unrealized gains of investees	—	—	—	—	—	1,604	1,604
Common share grants	433,500	4	—	2,784	—	—	2,788
Common share repurchases and forfeitures	(73,267)	—	—	(481)	—	—	(481)
Distributions	—	—	(38,044)	—	—	—	(38,044)
Balance at December 31, 2022	165,452,566	$1,655	$(5,673,386)	$4,554,861	$2,503,279	$2,383	$1,388,792

The accompanying notes are an integral part of these consolidated financial statements.

SERVICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(132,381)	$(544,603)	$(311,382)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	401,108	485,965	498,908
Amortization of debt issuance costs and debt discounts and premiums as interest	19,375	21,036	14,870
Straight line rental income	7,767	2,621	714
Security deposits utilized or replenished	—	—	(109,162)
Loss on early extinguishment of debt	791	—	9,394
Loss on asset impairment	10,989	78,620	55,756
Unrealized losses (gains) on equity securities, net	8,104	(22,535)	(19,882)
Equity in (earnings) losses of an investee	(2,856)	941	9,910
Gain on sale of real estate, net	(47,818)	(11,522)	(2,261)
Gain on insurance settlement	—	—	(62,386)
Deferred income taxes	(1,091)	(1,688)	13,850
Other non-cash income expense, net	(2,427)	(2,625)	(2,558)
Changes in assets and liabilities:
Due from related persons	(8)	(5,875)	(33)
Other assets	3,841	60,182	(78,340)
Accounts payable and other liabilities	(11,512)	(5,061)	2,296
Due to related persons	(10,755)	(5,552)	17,910
Net cash provided by operating activities	243,127	49,904	37,604

Cash flows from investing activities:
Real estate acquisitions and deposits	(2,766)	(7,709)	(7,090)
Real estate improvements	(103,646)	(95,017)	(69,082)
Hotel managers’ purchases with restricted cash	(4,952)	(24,565)	(153,626)
Hotel manager’s deposit of insurance proceeds into restricted cash	—	—	22,488
Net proceeds from sale of real estate	554,087	51,412	167,542
Investment in Sonesta	(45,470)	(25,443)	(5,314)
Investment in TA	—	—	(7,011)
Distributions in excess of earnings from Affiliates Insurance Company	—	12	286
Net cash provided by (used in) investing activities	397,253	(101,310)	(51,807)

Cash flows from financing activities:
Proceeds from issuance of senior unsecured notes, net of discounts and premiums	—	—	1,250,000
Repayment of senior unsecured notes	(500,000)	—	(405,971)
Repayment of term loan	—	—	(400,000)
Borrowings under revolving credit facility	20,000	984,027	1,189,094
Repayments of revolving credit facility	(1,020,000)	(62,451)	(1,487,670)
Debt issuance costs	(3,864)	(6,822)	(26,903)
Repurchase of common shares	(470)	(790)	(346)
Distributions to common shareholders	(38,044)	(6,596)	(93,804)
Net cash (used in) provided by financing activities	(1,542,378)	907,368	24,400
(Decrease) increase in cash and cash equivalents and restricted cash	(901,998)	855,962	10,197
Cash and cash equivalents and restricted cash at beginning of year	947,418	91,456	81,259
Cash and cash equivalents and restricted cash at end of year	$45,420	$947,418	$91,456

	Year Ended December 31,
	2022	2021	2020
Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows:
Cash and cash equivalents	$38,369	$944,043	$73,332
Restricted cash	7,051	3,375	18,124
Total cash and cash equivalents and restricted cash	$45,420	$947,418	$91,456

Supplemental cash flow information:
Cash paid for interest	$334,264	$344,043	$281,097
Cash paid for income taxes	1,643	3,412	2,117

Non-cash investing activities:
Real estate improvements accrued, not paid	$18,704	$7,777	$5,684
Investment in Sonesta	—	—	42,000
The accompanying notes are an integral part of these consolidated financial statements.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(dollars in thousands, except share data)
Note 1. Organization
Service Properties Trust, or we, us or our, is a real estate investment trust, or REIT, organized on February 7, 1995 under the laws of the State of Maryland, which invests in hotels and net lease service-oriented retail properties. At December 31, 2022, we owned, directly and through subsidiaries, 238 hotels and 765 net lease properties.
At December 31, 2022, our 238 hotels were managed by subsidiaries of the following companies: Sonesta Holdco Corporation, or Sonesta, (196 hotels), Hyatt Hotels Corporation, or Hyatt (17 hotels), Radisson Hospitality, Inc., or Radisson (eight hotels), Marriott International, Inc., or Marriott (16 hotels) and InterContinental Hotels Group, plc, or IHG (one hotel). At December 31, 2022, we owned 765 net lease properties with 180 tenants, including 177 travel centers leased to TravelCenters of America Inc., or TA, our largest tenant. Hereinafter, these companies are sometimes referred to as managers and/or tenants, or collectively, operators.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation. These consolidated financial statements include our accounts and the accounts of our subsidiaries, all of which are 100% owned directly or indirectly by us. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.
We have determined that each of our wholly owned taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification™, or the Codification. We have concluded that we must consolidate each of our wholly owned TRSs because we are the entity with the power to direct the activities that most significantly impact such VIEs’ performance and we have the obligation to absorb losses or the right to receive benefits from each VIE that could be significant to the VIE and are, therefore, the primary beneficiary of each VIE. The assets of our TRSs were $142,542 and $113,705 as of December 31, 2022 and 2021, respectively, and consist primarily of amounts due from and working capital advances to certain of our hotel managers. The liabilities of our TRSs were $82,454 and $42,432 as of December 31, 2022 and 2021, respectively, and consist primarily of amounts payable to certain of our hotel managers. The assets of our TRSs are available to satisfy our TRSs’ obligations and we have guaranteed certain obligations of our TRSs.
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
We regularly evaluate whether events or changes in circumstances have occurred that could indicate an impairment in the value of our real estate properties. These indicators may include weak or declining operating profitability, cash flows or liquidity, our decision to dispose of an asset before the end of its estimated useful life or market or industry changes that could permanently reduce the value of our investments. If there is an indication that the carrying value of a property is not recoverable, we estimate the projected undiscounted cash flows of the asset to determine if an impairment loss should be recognized. We determine the amount of an impairment loss by comparing the historical carrying value of the property to its estimated fair value. We estimate fair value by evaluating recent financial performance and projecting discounted cash flows of properties using standard industry valuation techniques. In addition to consideration of impairment upon the events or changes in circumstances described above, we regularly evaluate the remaining lives of our real estate properties. If we change estimated lives, we depreciate or amortize the carrying values of affected assets over the revised remaining lives. During the years ended December 31, 2022, 2021 and 2020, we recorded $10,989, $78,620 and $55,756, respectively, of losses on asset impairment to reduce the carrying value of certain of our properties to their estimated fair values less costs to sell.
Intangible Assets and Liabilities. Intangible assets consist primarily of trademarks and tradenames, acquired above market operating leases where we are the lessor and below market ground leases for which we are the tenant or lessee. Intangible liabilities consist of acquired below market operating leases where we are the lessor and acquired above market ground leases for which we are the tenant or lessee. We include intangible assets in acquired real estate leases and other intangibles, net and intangible liabilities in accounts payable and other liabilities in our consolidated balance sheets.
At December 31, 2022 and 2021, our intangible assets and liabilities were as follows:

	As of December 31,
	2022	2021
Assets:
Tradenames and trademarks	$89,375	$89,375
Above market operating leases, net of accumulated amortization of $82,515 and $64,471, respectively	155,320	184,943
Below market ground leases, net of accumulated amortization of $18,542 and $17,367, respectively	6,564	7,746
Other, net of accumulated amortization of $460 and $382, respectively	1,098	1,177
	$252,357	$283,241
Liabilities:
Below market operating leases, net of accumulated amortization of $597 and $473, respectively	$933	$1,147
Above market ground leases, net of accumulated amortization of $296 and $317, respectively	25	46
	$958	$1,193
We amortize above and below market leases on a straight line basis over the term of the associated lease (9.5 and 7.3 years on a weighted average basis for intangible liabilities and assets, respectively). For the years ended December 31, 2022, 2021 and 2020, amortization relating to intangible assets was $30,775, $41,648 and $52,264, respectively, and amortization relating to intangible liabilities was $235, $433 and $2,403 for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, the weighted average amortization period for capitalized above market leases and below market lease values were 7.1 and 9.5, respectively. As of December 31, 2022, we estimate future amortization relating to intangible assets and liabilities as follows:

	Above Market Operating Leases	Below Market Ground Leases & Other	Below Market Operating Leases	Above Market Ground Leases & Other
2023	$26,422	$1,168	$(192)	$60
2024	23,710	949	(185)	71
2025	20,092	795	(128)	78
2026	14,925	794	(121)	78
2027	12,532	792	(89)	78
Thereafter	57,639	2,066	(218)	708
	$155,320	$6,564	$(933)	$1,073
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

Debt Issuance Costs. Debt issuance costs consist of capitalized issuance costs related to borrowings, which are amortized to interest expense over the terms of the respective debt. Debt issuance costs, net of accumulated amortization, for our revolving credit facility are included in other assets, net in our consolidated balance sheets. As of December 31, 2022 and 2021, debt issuance costs for our revolving credit facility were $6,214 and $14,879, respectively, and accumulated amortization of debt issuance costs for our revolving credit facility were $3,925 and $8,796, respectively. Debt issuance costs, net of accumulated amortization, for our unsecured senior notes, and our historical term loan, are presented as a direct deduction from the associated debt liability in our consolidated balance sheets. As of December 31, 2022 and 2021, debt issuance costs, net of accumulated amortization, for our unsecured senior notes were $25,545 and $33,736, respectively. Future amortization of debt issuance costs to be recognized with respect to our revolving credit facility and unsecured senior notes as of December 31, 2022, are as follows:

Future Amortization of Debt Issuance Costs
2023	$9,635
2024	6,829
2025	4,953
2026	2,843
2027	1,996
Thereafter	1,578
$27,834
Equity Method Investments. We account for our 34.0% non-controlling interest in Sonesta under the equity method of accounting. Sonesta is a private company and Adam D. Portnoy, one of our Managing Trustees who also serves as one of Sonesta’s directors, is the controlling shareholder. One of Sonesta’s other directors is our other Managing Trustee, and Sonesta’s other director serves as The RMR Group LLC, or RMR’s, and The RMR Group Inc., or RMR Inc.’s, executive vice president, general counsel and secretary and as our Secretary. Certain of Sonesta’s officers are officers of RMR. Certain other officers and employees of Sonesta are former employees of RMR. RMR also provides certain services to Sonesta.
See Notes 5 and 10 for a further discussion of our investment in and relationships with Sonesta.
Equity Securities. We record our equity securities at fair value based on their quoted market price at the end of each reporting period. Changes in the fair value of our equity securities are recorded through earnings in accordance with FASB Accounting Standards Update, or ASU, No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. As of December 31, 2022, we owned 1,184,797 common shares of TA.
Revenue Recognition. We report hotel operating revenues for managed hotels in our consolidated statements of comprehensive income (loss). We generally recognize hotel operating revenues, consisting primarily of room and food and beverage sales, when goods and services are provided.
We report rental income for leased properties in our consolidated statements of comprehensive income (loss). We recognize rental income from operating leases on a straight line basis over the term of the lease agreements. We reduced rental income by $7,767, $2,621 and $714 during the years ended December 31, 2022, 2021 and 2020, respectively, to record scheduled rent changes under certain of our leases, the deferred rent obligations payable to us under our leases with TA and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks at our travel centers on a straight line basis. See Notes 4, 5 and 10 for further information regarding our TA leases. Due from related persons includes $7,522 and $20,655 and other assets, net, includes $32,247 and $26,881 of straight line rent receivables at December 31, 2022 and 2021, respectively.
Certain of our lease agreements require additional percentage rent if gross revenues of our properties exceed certain thresholds defined in our lease agreements. We may determine percentage rent due to us under our leases monthly, quarterly or annually, depending on the specific lease terms, and recognize it when all contingencies are met and the rent is earned. We earned percentage rental income of $10,578, $7,085 and $3,277 during the years ended December 31, 2022, 2021 and 2020, respectively.
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
Segment Information. As of December 31, 2022, we had two reportable segments: hotel investments and net lease investments.
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
The Income Taxes Topic of the Codification prescribes how we should recognize, measure and present in our consolidated financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Tax benefits are recognized to the extent that it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. Our tax returns filed for the 2019 through 2022 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our consolidated statements of comprehensive income (loss) as a component of general and administrative expense.
Note 3. Weighted Average Common Shares
The following table provides a reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings per share:

	For the Year Ended December 31,
	2022	2021	2020
	(in thousands)
Weighted average common shares for basic earnings per share	164,738	164,566	164,222
Effect of dilutive securities: Unvested share awards	—	—	—
Weighted average common shares for diluted earnings per share	164,738	164,566	164,222
Note 4. Real Estate Properties
As of December 31, 2022, we owned 238 hotels with 40,053 rooms or suites and 765 service-oriented retail properties with 13,374,325 square feet that are primarily subject to “triple net” leases, or net leases where the tenant is generally responsible for payment of operating expenses and capital expenditures of the property during the lease term. Our properties had an aggregate undepreciated carrying value of $9,687,214, including $126,345 classified as held for sale as of December 31, 2022.
Our real estate properties, at cost after impairments, consisted of land of $1,902,587, buildings and improvements of $7,271,864 and furniture, fixtures and equipment of $386,418, as of December 31, 2022; and land of $1,918,385, buildings and improvements of $7,871,626 and furniture, fixtures and equipment of $435,622, as of December 31, 2021. We funded capital improvements to certain of our properties of $115,927, $103,630 and $136,155 during 2022, 2021 and 2020, respectively.
During 2020, we completed a comprehensive rebuilding project of our San Juan, PR hotel as a result of damage sustained during Hurricane Maria in 2017. We recorded a $62,386 gain on insurance settlement during the year ended December 31, 2020 for insurance proceeds received for this damage. Pursuant to GAAP, we increased the building basis of our San Juan hotel for the amount of the insurance proceeds.

At December 31, 2022, 13 of our hotels were on land we leased partially or entirely from unrelated third parties. The average remaining term of the ground leases (including renewal options) is approximately 33 years (range of 12 to 65 years). Ground rent payable under eight of the ground leases is generally calculated as a percentage of hotel revenues. Twelve of the 13 ground leases require annual minimum rents averaging $344 per year; future rents under two ground leases have been prepaid. 15 of our net lease properties are on land we leased partially or entirely from unrelated third parties. The remaining terms on the leases range from one year to 19 years with rents averaging $435 per year. Generally, payments of ground lease obligations are made by our managers or tenants. However, if a manager or tenant does not perform obligations under a ground lease or does not renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge, sale or transfer of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.
Acquisitions
Our allocation of the purchase price of each of our acquisitions based on the estimated fair value of the acquired assets and assumed liabilities is presented in the table below. We accounted for these transactions as acquisitions of assets.

Acquisition Date	Location	Property Type	Rooms or Square Feet	Purchase Price (1)	Land	Land Improvements	Building and Improvements	Furniture, Fixtures and Equipment	Held For Sale	Intangible Assets
Properties acquired during the year ended December 31, 2022
9/12/2022	Stoughton, MA	Land	—	$2,766	$2,766	$—	$—	$—	$—	$—

Properties acquired during the year ended December 31, 2021
3/9/2021	Nashville, TN	Land	—	$7,709	$7,709	$—	$—	$—	$—	$—

Properties acquired during the year ended December 31, 2020
3/12/2020	Two states	Net Lease	6,696	$7,071	$880	$—	$5,363	$—	$—	$828
(1)Includes acquisition related costs.
Dispositions
During the years ended December 31, 2022, 2021 and 2020 we sold 86, 18 and 39 properties, respectively, for an aggregate sales price of $559,848, $52,332 and $174,172, respectively, excluding closing costs, as presented in the table below. The sales of these properties in the table below do not represent significant dispositions individually or in the aggregate nor do they represent a strategic shift. As a result, the results of the operations of these properties are included in continuing operations through the date of sale in our consolidated statements of comprehensive income (loss).

Year of Sale	Property Type	Number of Properties	Rooms or Suites/Square Feet	Gross Sales Price	Gain/(Loss) on Sale
Properties sold during the year ended December 31, 2022
2022	Hotels	65	8,296	$543,413	$48,202
2022	Net Lease	21	138,638	16,435	(384)
		86	8,296 / 138,638	$559,848	$47,818

Properties sold during the year ended December 31, 2021
2021	Hotels	7	669	$40,552	$9,590
2021	Net Lease	11	97,276	11,780	1,932
		18	669 / 97,276	$52,332	$11,522

Properties sold during the year ended December 31, 2020
2020	Hotels	18	2,046	$85,787	$17,550
2020	Net Lease	21	1,375,483	88,385	(15,289)
		39	2,046 / 1,375,483	$174,172	$2,261
From January 1, 2023 through February 24, 2023, we sold eight hotels with 1,097 rooms and a carrying value of $47,517 for a sale price of $53,268, excluding closing costs. We have also entered into agreements to sell ten hotels with 1,429 rooms and an aggregate carrying value of $62,698 for an aggregate sales price of $103,056 and two net lease properties with 2,384 square feet with an aggregate carrying value of $648 for an aggregate sales price of $670, excluding closing costs and are in the process of marketing two net lease properties with a carrying value of $729. We currently expect the sale of these properties to be completed by the end of the first quarter of 2023.

As of December 31, 2022, we had 18 hotels with 2,526 rooms with an aggregate carrying value of $110,215 classified as held for sale and four net lease properties with 9,667 square feet with an aggregate carrying value of $1,377 classified as held for sale. See Notes 5 and 14 for further information on these properties.
Note 5. Management Agreements and Leases
As of December 31, 2022, we owned 238 hotels included in six operating agreements and 765 service-oriented retail properties net leased to 180 tenants. We do not operate any of our properties.
Hotel agreements
Sonesta agreement. As of December 31, 2022, Sonesta operated 196 of the 238 hotels we then owned, which comprised approximately 47.6% of our total historical real estate investments, including 40 of our full-service hotels, 111 extended stay hotels, and 45 select service hotels pursuant to management agreements for each of the hotels. We are also party to pooling agreements that combine certain of our management agreements with Sonesta for purposes of calculating gross revenues, payment of hotel operating expenses, payment of fees and distributions and owner’s priority returns due to us. See Notes 4 and 10 for further information regarding our relationship, agreements and transactions with Sonesta.
On February 27, 2020, we entered into a transaction agreement with Sonesta pursuant to which we and Sonesta restructured our business arrangements with respect to our hotels then managed by Sonesta as follows:
•We and Sonesta agreed to sell, rebrand or repurpose our 39 extended stay hotels then managed by Sonesta. We subsequently decided to suspend pursuing the sale of these 39 hotels based on market conditions; however, as noted below, we and Sonesta later decided to sell 68 of our hotels managed by Sonesta, which includes many of these 39 hotels we had previously targeted for sale, rebranding or repurposing; we subsequently sold 66 of those 68 hotels as of December 31, 2022; see Note 4 for further information regarding those sales;
•The annual owner’s priority returns for the 14 full-service hotels that Sonesta then managed and continues to manage were reduced from $99,013 to $69,013 as of that date;
•Sonesta issued to us approximately 34% of its outstanding shares of common stock (post-issuance) and we entered into a stockholders agreement with Sonesta, Adam Portnoy and the other stockholder of Sonesta and a registration rights agreement with Sonesta;
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
We refer to the management agreements and pooling agreements in effect as of February 27, 2020 as the legacy agreements.
Amended and Restated Management and Pooling Agreements with Sonesta
Effective January 1, 2022, we and Sonesta amended our management agreements. We refer to these management agreements with Sonesta collectively as our Sonesta agreement. As of that date, we owned 261 hotels managed by Sonesta and 67 of these hotels were expected to be sold, or the Sale Hotels. Among other things, the amendments to the agreements between us and Sonesta for 194 hotels, or the Retained Hotels, were as follows:
•The term for the Retained Hotels expires on January 31, 2037 and includes two 15-year renewal options.
•All Retained Hotels are subject to a pooling agreement that combines the management agreements for the Retained Hotels for purposes of calculating gross revenues, hotel operating expenses, fees and distributions and the owner’s priority return due to us.
•The owner’s priority return for the Retained Hotels was initially set at $325,200 annually. We have the right to terminate Sonesta’s management of specific hotels if minimum performance thresholds are not met starting in 2023.

•We agreed to renovate the Retained Hotels to comply with agreed upon brand standards. As we advance such funding or fund other capital expenditures, the aggregate annual owner’s priority return due to us will increase by 6% of the amounts funded.
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
For the Sale Hotels, the term was extended to December 31, 2022 (or, if earlier, the date the applicable hotel was sold) and the FF&E reserve funding requirement was removed. We sold 65 of the Sale Hotels as of December 31, 2022 and the total annual owner’s priority return was reduced by $77,033 in connection with these sales. As of December 31, 2022, the total priority return for the remaining two Sale Hotels was $7,238. Effective December 31, 2022, the terms of the management agreements for the remaining two Sale Hotels were extended to January 31, 2023 and automatically renew for successive one month periods until the applicable hotel is sold or the agreement is terminated. The Sale Hotels are subject to a pooling agreement that combines the management agreements for the Sale Hotels for purposes of calculating gross revenues, hotel operating expenses, fees and distributions and the owner’s priority return due to us. We sold one of the two remaining Sale Hotels in January 2023 and expect the remaining sale to be completed in March 2023.
Our Sonesta agreement provides that we are paid an annual owner’s priority return if gross revenues of the hotels, after payment of hotel operating expenses and management and related fees (other than Sonesta’s incentive fee, if applicable), are sufficient to do so. The aggregate owner’s priority return for the 196 hotels Sonesta manages as of December 31, 2022 was $337,652. Our Sonesta agreement further provides that we are paid an additional return equal to 80% of the remaining operating profits, as defined therein, after reimbursement of owner or manager advances, and with respect to the Retained Hotels, FF&E reserve escrows and Sonesta’s incentive fee, if applicable. We realized returns of $196,721 and $53,853 during the years ended December 31, 2022 and 2021, respectively, under our Sonesta agreement. Our Sonesta hotels generated net operating losses of $65,277 during the year ended December 31, 2020. We do not have any security deposits or guarantees for our Sonesta hotels. Accordingly, the returns we receive from our Sonesta hotels are limited to the hotels’ available cash flows, if any, after payment of operating expenses, including management and related fees.
Pursuant to our Sonesta agreement, we incurred management, reservation and system fees and reimbursement costs for certain guest loyalty, marketing program and third-party reservation transmission fees of $114,563, $84,926 and $17,734 for the years ended December 31, 2022, 2021 and 2020, respectively. These fees and costs are included in hotel operating expenses in our consolidated statements of comprehensive income (loss). In addition, we recognized procurement and construction supervision fees of $1,331 and $2,196 for the years ended December 31, 2022 and 2021, respectively, under our Sonesta agreements. These amounts have been capitalized in our consolidated balance sheets and are depreciated over the estimated useful lives of the related capital assets.
Our Sonesta agreement requires us to fund capital expenditures that we approve at our Sonesta hotels. We incurred capital expenditures for hotels included in our Sonesta agreement of $94,479 and $93,472 during the years ended December 31, 2022 and 2021, respectively, which resulted in increases in our contractual annual owner’s priority returns of $5,416 and $7,488, respectively. We owed Sonesta $8,889 and $17,248 for capital expenditures and other reimbursements at December 31, 2022, and 2021, respectively. Sonesta owed us $2,975 and $4,592 for owner’s priority returns as of December 31, 2022 and 2021, respectively. Amounts due from Sonesta are included in due from related persons and amounts owed to Sonesta are included in due to related persons in our consolidated balance sheets, respectively. The management agreements for the Retained Hotels require that 5% of the hotel gross revenues at each of the hotels be escrowed for future capital expenditures as FF&E reserves, subject to available cash flows after payment of the owner’s priority returns due to us. No FF&E escrow deposits were required during the years ended December 31, 2022, 2021 or 2020.
We are required to maintain working capital for each of our hotels managed by Sonesta and have advanced a fixed amount based on the number of rooms in each hotel to meet the cash needs for hotel operations. The sales of the hotels managed by Sonesta referenced above resulted in a return to us of working capital amounts we had previously advanced with respect to those hotels. We had advanced $48,580 and $56,697 of initial working capital to Sonesta as of December 31, 2022 and 2021, respectively, net of any working capital returned to us on termination of the applicable management agreements in connection with such sales. These amounts are included in other assets in our consolidated balance sheets. Any remaining working capital would be returned to us upon termination in accordance with the terms of our Sonesta agreement.
See Notes 4, 6 and 10 for further information regarding our relationship, agreements and transactions with Sonesta.

Between September 18, 2020 and December 15, 2020, we transferred the branding and management of 115 hotels previously managed by IHG, Marriott and Wyndham to Sonesta. In February and March 2021, we transitioned the branding and management of 88 hotels to Sonesta from Marriott. In June 2021, we transitioned the branding and management of five hotels to Sonesta from Hyatt and in November 2021, we transitioned the branding and management of one additional hotel to Sonesta from Radisson. We entered into management agreements with Sonesta with respect to these hotels on terms substantially consistent with our legacy agreements and added them to our applicable pooling agreement. These hotel management agreements were further amended as part of the amendments we entered into with Sonesta in February 2022 and were included in our applicable pooling agreements with Sonesta.
Hyatt agreement. As of December 31, 2022, Hyatt managed 17 of our select service hotels pursuant to a portfolio management agreement that expires on March 31, 2031, or our Hyatt agreement, and provides that, as of December 31, 2022, we are to be paid an annual owner’s priority return of $12,773. Any returns we receive from Hyatt are currently limited to the hotels’ available cash flows, if any, after payment of operating expenses. Hyatt has provided us with a $30,000 limited guarantee for 75% of the aggregate annual owner's priority returns due to us that will become effective upon substantial completion of planned renovations of the hotels which we currently expect to occur in 2023. We realized returns of $12,281, $9,388 and $22,037 for the years ended December 31, 2022, 2021 and 2020, respectively, under our Hyatt agreement. During the year ended December 31, 2020, the hotels under this agreement generated cash flows that were less than the minimum returns due to us for the period and we exhausted the remaining $19,200 limited guaranty available to us to cover the shortfall. During the year ended December 31, 2021, we expensed $3,700 of working capital we previously funded under our Hyatt agreement because the amount was no longer expected to be recoverable. This amount is included in transaction related costs in our consolidated statement of income (loss). We incurred capital expenditures for certain hotels included in our Hyatt agreement of $11,845 during the year ended December 31, 2022, which resulted in an aggregate increase in our contractual annual owner’s priority returns of $754. We did not incur capital expenditures for any of the hotels included in our Hyatt agreement during the year ended December 31, 2021.
Radisson agreement. As of December 31, 2022, Radisson managed eight of our full service hotels pursuant to a portfolio management agreement that expires on July 31, 2031, or our Radisson agreement, and provides that we are to be paid an annual owner’s priority return of $10,200. Any returns we receive from Radisson are currently limited to the hotels’ available cash flows, if any, after payment of operating expenses. Radisson has provided us with a $22,000 limited guarantee for 75% of the aggregate annual owner's priority returns due to us that became effective on January 1, 2023 subject to adjustment for the planned renovations of certain of the hotels we currently expect to occur in 2023. We realized returns of $6,387, $11,364 and $20,456 for the years ended December 31, 2022, 2021 and 2020, respectively, under our Radisson agreement. Radisson had previously provided us with a guaranty, which was limited to $47,253. During the year ended December 31, 2021, the hotels under our Radisson agreement generated cash flows that were less than the minimum returns due to us and Radisson made $13,238 of guaranty payments to cover part of the shortfall and the Radisson guaranty was exhausted. We incurred capital expenditures of $3,433 for the hotels included in our Radisson agreement for the year ended December 31, 2022. We did not incur capital expenditures for any of the hotels included in our Radisson agreement during the year ended December 31, 2021.
Marriott agreement. As of December 31, 2022, Marriott managed 16 of our hotels. We were previously in arbitration proceedings with Marriott regarding, among other things, the validity of the timing of the termination of the Marriott agreements in 2020. During the period of arbitration, we entered into an agreement with Marriott regarding the 16 hotels currently managed by Marriott, pursuant to which we agreed to have these hotels remain Marriott branded until the arbitration was resolved. On January 18, 2022, the arbitration concluded. As of February 24, 2023, we have sold seven Marriott branded hotels and we have entered agreements to sell the remaining nine hotels for an aggregate sales price of $88,476, excluding closing costs. These pending sales are subject to conditions; as a result, these sales may not occur, may be delayed or their terms may change. See Note 4 for further information regarding these sales.
We realized returns of $8,942, $2,830 and $93,593 during the years ended December 31, 2022, 2021 and 2020, respectively, under our Marriott agreement. Marriott had previously provided a limited guaranty and security deposit, which were both exhausted in 2020 to cover shortfalls between cash flows from our hotels and our minimum returns. Any returns we receive from Marriott are limited to the hotels’ available cash flows, if any, after payment of operating expenses. We did not incur capital expenditures for any of the hotels included in our Marriott agreement during the year ended December 31, 2022. We incurred capital expenditures of $7,394 and $65,840 for the hotels included in our Marriott agreement during the years ended December 31, 2021 and 2020, respectively.
Other. Our management agreement with IHG for one hotel expires on January 31, 2026. We realized returns of $3,561 and $337 for the years ended December 31, 2022 and 2021, respectively, under our IHG agreement. Any returns we receive from IHG are limited to the hotel’s available cash flows, if any, after payment of operating expenses. We realized returns and rents of $107,888 during the year ended December 31, 2020 under our then agreement with IHG. During the year ended December 31, 2021, we expensed $16,711 of working capital we previously funded under our IHG agreement because the amount was no longer expected to be recoverable. This amount is included in transaction related costs in our consolidated statement of income (loss).
Net lease portfolio
As of December 31, 2022, we owned 765 net lease service-oriented retail properties with 13,374,325 square feet with annual minimum rent of $372,418 with a weighted (by annual minimum rents) average lease term of 9.6 years. The portfolio was 97.6% leased by 180 tenants operating under 138 brands in 21 distinct industries.
TA Leases
As of December 31, 2022, TA was our largest tenant, leasing 29.3% of our gross carrying value of real estate properties. The number of travel centers, the terms, the annual minimum rent and the deferred rent balances owed to us by TA under our TA leases as of December 31, 2022, were as follows:

	Number of Travel Centers	Initial Term End (1)	Annual Minimum Rent	Deferred Rent (2)
TA No. 1 Lease	36	December 31, 2032	$49,707	$1,165
TA No. 2 Lease	36	December 31, 2031	44,077	1,082
TA No. 3 Lease	34	December 31, 2029	42,409	1,067
TA No. 4 Lease	37	December 31, 2033	48,263	1,090
TA No. 5 Lease	34	June 30, 2035	61,654	—
	177		$246,110	$4,404
(1)TA has two renewal options of 15 years each under each of our TA leases.
(2)Commencing April 1, 2019, TA was required to pay us $70,458 in 16 quarterly installments of $4,404 for deferred rent TA owes us. Represents the balance as of December 31, 2022. We received the remaining balance of deferred rent due to us from TA in January 2023.
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
We recognized rental income from TA of $259,093, $248,291 and $250,573 for the years ended December 31, 2022, 2021 and 2020, respectively. Rental income for the years ended December 31, 2022, 2021 and 2020 includes $13,143, $13,237 and $13,156, respectively, of adjustments to record the deferred rent obligations under our TA leases and the estimated future payments to us by TA for the cost of removing underground storage tanks on a straight line basis. As of December 31, 2022 and 2021, we had receivables for current rent amounts owed to us by TA and straight line rent adjustments of $30,764 and $48,168, respectively. These amounts are included in due from related persons in our consolidated balance sheets. Our recognition of the deferred rent obligations are recorded on a straight line basis over the terms of our TA leases. TA paid us $17,616 in respect of such obligation for each of the years ended December 31, 2022 and 2021.
In addition to the payment of annual minimum rent, our TA Nos. 1, 2, 3 and 4 leases provide for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2015 non-fuel revenues, and, beginning with the year ended December 31, 2021, an additional half percent (0.5%) of non-fuel revenues above 2019 non-fuel revenues) and our TA No. 5 lease provides for payment to us of percentage rent based on increases in total non-fuel revenues over base year levels (3% of non-fuel revenues above 2012 non-fuel revenues, and, beginning with the year ended December 31, 2020, an additional 0.5% of non-fuel revenues above 2019 non-fuel revenues). The total amount of percentage rent from TA that we recognized was $10,578, $7,085 and $2,764 for the years ended December 31, 2022, 2021 and 2020, respectively.

Under our TA leases, TA may request that we fund capital improvements in return for increases in TA’s annual minimum rent according to the following formula: the annual minimum rent is increased by an amount equal to the amount funded by us multiplied by the greater of 8.5% or a benchmark U.S. Treasury interest rate plus 3.5%. TA is not obligated to request and we are not obligated to fund any such improvements. We did not fund any improvements under these leases during the years ended December 31, 2022 or 2021.
See Notes 4, 10 and 15 for further information regarding our relationship with TA.
Our other net lease agreements generally provide for minimum rent payments and in addition may include variable payments. Rental income from operating leases, including any payments derived by index or market-based indices, is recognized on a straight-line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining the lease term. We recognized rental income from our other net lease properties (excluding TA) of $135,522, $140,803 and $137,111 for the years ended December 31, 2022, 2021 and 2020 respectively, which included $5,367, $10,616 and $14,345 respectively, of adjustments to record scheduled rent changes under certain of our leases on a straight-line basis.
We continually review receivables related to rent, straight-line rent and property operating expense reimbursements and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes an assessment of whether substantially all of the amounts due under a tenant’s lease are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as cash is received. We recognize all changes in the collectability assessment for an operating lease as an adjustment to rental income. We reduced our reserves for uncollectible amounts by $320 and $9 during the years ended December 31, 2022 and 2021, respectively, and recorded reserves for uncollectible amounts of $9,892 during the year ended December 31, 2020. We had reserves for uncollectible rents of $7,697 and $15,519 as of December 31, 2022 and 2021, respectively, included in other assets in our consolidated balance sheets.
Additional lease information (as lessor). As of December 31, 2022, our leases with parties other than our TRSs provide for contractual minimum rents to be paid to us during the remaining current terms as follows:

2023	$371,090
2024	363,449
2025	354,941
2026	343,134
2027	333,397
Thereafter	1,849,439
Total	$3,615,450
Additional lease information (as lessee). As of December 31, 2022, 13 of our hotels were subject to ground leases where we are the lessee. In addition, our hotel operators enter various leases on our behalf in the normal course of business at our hotels, or our hotel operating leases. We calculated right of use assets and lease liabilities as the present value of the remaining lease payment obligations for our operating leases, which include the ground leases and hotel operating leases, over the remaining lease term using our estimated incremental borrowing rate. The right of use assets and related lease liabilities are included within other assets, net and accounts payable and other liabilities, respectively, in our consolidated balance sheets.

At December 31, 2022 and 2021, our right of use assets and related lease liabilities each totaled $177,264 and $177,346, respectively, which represented our future obligations under our operating leases and are included in other assets and other liabilities, respectively, in our consolidated balance sheets. Our operating leases require minimum fixed rent payments, percentage rent payments based on a percentage of hotel revenues in excess of certain thresholds and rent payments equal to the greater of a minimum fixed rent or percentage rent. Rental expense related to our hotel operating leases of $11,148 for the year ended December 31, 2022 is included in hotel operating expenses within our consolidated statements of comprehensive income (loss). For operating leases related to our net lease properties, our tenants are required to pay the rental expense. As of December 31, 2022, our operating leases provide for contractual minimum rent payments to third parties during the remaining lease terms, as follows:

2023	$15,278
2024	15,556
2025	15,622
2026	15,740
2027	15,628
Thereafter	247,213
Total lease payments	325,037
Less: imputed interest	(147,773)
Present value of lease liabilities (1)	$177,264
(1)    The weighted average discount rate used to calculate the lease liability and the weighted average remaining term for our ground leases (assuming all extension options) and our hotel operating leases are approximately 5.30% and 21 (range of 15 months to 65 years) and 5.70% and 32 years (range of 1 month to 51 years), respectively.
Generally, payments of ground lease obligations are made by our managers or tenants. However, if a manager or tenant did not perform obligations under a ground lease or did not renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property.
Note 6. Other Investments
Equity method investment
We account for our 34.0% non-controlling interest in Sonesta under the equity method of accounting. Our investment in Sonesta had a carrying value of $112,617 and $62,687 as of December 31, 2022 and 2021, respectively. These amounts are included in other assets in our consolidated balance sheets. The cost basis of our investment in Sonesta exceeded our proportionate share of Sonesta’s total shareholders’ equity book value on the date of acquisition, February 27, 2020, by an aggregate of $8,000. As required under GAAP, we are amortizing this difference to equity in earnings of an investee over 31 years, the weighted average remaining useful life of the real estate assets and intangible assets and liabilities owned by Sonesta as of the date of our acquisition. We recorded amortization of the basis difference of $260, $260 and $217 in the years ended December 31, 2022, 2021 and 2020, respectively. We recognized earnings of $2,856 and losses of $941 and $9,910 related to our investment in Sonesta for the years ended December 31, 2022, 2021 and 2020, respectively. These amounts are included in equity in earnings (losses) of an investee in our consolidated statements of comprehensive income.
We recorded a liability of $42,000 for the fair value of our initial investment in Sonesta, as no cash consideration was exchanged related to the modification of our management agreement with, and investment in, Sonesta. This liability for our investment in Sonesta is included in accounts payable and other liabilities in our consolidated balance sheet and is being amortized on a straight-line basis through January 31, 2037, as a reduction to hotel operating expenses in our consolidated statements of comprehensive income (loss). We reduced hotel operating expenses by $2,484, $2,484, and $2,070 for the years ended December 31, 2022, 2021 and 2020, respectively, for amortization of this liability. As of December 31, 2022 and 2021, the unamortized balance of this liability was $34,963 and $37,447, respectively.
In 2021, we funded a $25,443 capital contribution to Sonesta related to its acquisition of Red Lion Hotels Corporation to maintain our pro rata ownership. In 2022, we funded an aggregate of $45,470 of capital contributions to Sonesta related to Sonesta’s acquisition of a portfolio of four hotels located in New York, New York. We continue to maintain our 34.0% ownership in Sonesta after giving effect to these fundings.
See Note 10 for further information regarding our relationship, agreements and transactions with Sonesta.

Investment in equity securities
As of both December 31, 2022 and 2021, we owned approximately 7.8% of TA’s outstanding shares of common stock, and reported this investment at fair value based on quoted market prices (Level 1 inputs). Our TA shares had a carrying value of $53,055 and $61,159 as of December 31, 2022 and 2021, respectively. Our historical cost basis for these shares was $24,418 as of both December 31, 2022 and 2021. We recorded unrealized losses of $8,104 and gains of $22,535 for the years ended December 31, 2022 and 2021, respectively, to adjust the carrying value of our investment in shares of TA common stock to its fair value. See Notes 4, 5, 10, 14 and 15 for further information regarding our relationships, agreements and transactions with and our investment in, TA.
Note 7. Indebtedness
Our principal debt obligations at December 31, 2022 were: $5,700,000 aggregate outstanding principal amount of senior unsecured notes. We had no amounts outstanding under our revolving credit facility as of December 31, 2022.
Our revolving credit facility is governed by a credit agreement, or our credit agreement, with a syndicate of institutional lenders and has a maturity date of July 15, 2023. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. We are required to pay interest on borrowings under our revolving credit facility at the rate of LIBOR plus a premium, which was 250 basis points per annum, subject to a LIBOR floor of 0.50%, as of December 31, 2022. We also pay a facility fee, which was 30 basis points per annum at December 31, 2022, on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. As of December 31, 2022, the annual interest rate payable on borrowings under our revolving credit facility was 6.79%. The weighted average annual interest rate for borrowings under our revolving credit facility was 3.85%, 2.85% and 2.36% for the years ended December 31, 2022, 2021 and 2020, respectively.
We and our lenders amended our credit agreement governing the revolving credit facility in 2020. Among other things, the amendment waived all of the then existing financial covenants through the end of the then existing agreement term, or July 15, 2022. As a result of the amendment, among other things:
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
On April 14, 2022, we and the lenders further amended the credit agreement and exercised our first of two options to extend the maturity date of our revolving credit facility by six months to January 15, 2023. Pursuant to the amendment:
•we repaid $200,000 of the outstanding balance and reduced the size of the revolving credit facility from $1,000,000 to $800,000 as a result of the decrease in the size of the revolving credit facility and recognized a loss on early extinguishment of debt of $590 during the year ended December 31, 2022, which represented the write off of a portion of deferred financing fees;
•we became permitted to acquire up to an aggregate of $300,000 of real property through the waiver period, which was extended pursuant to the amendment to December 31, 2022;

•certain of the financial covenants in our credit agreement became tested and in full force and effect beginning with the quarter ended September 30, 2022 and were modified to lower the required fixed charge coverage ratio from 1.5x to 1.0x through December 31, 2022, increase the required leverage ratio limit from 60% to 70% and increase the minimum liquidity requirement from $125,000 to $150,000 (which amount is subject to an additional increase as noted below);
•we were able to fund through the waiver period, which ended on December 31, 2022, an aggregate of $100,000 of capital contributions requested by Sonesta for business activities and to acquire additional shares of common stock of TA to retain our pro rata ownership of 8.2% of TA, an increase from the previous aggregate limit of $50,000;
•the interest rate premium payable on borrowings under our revolving credit facility was increased from 235 basis points per annum to 250 basis points per annum, with the facility fee remaining unchanged at 30 basis points per annum on the total amount of lending commitments under the facility. The interest rate premiums and the facility fee continued to be subject to adjustment based upon changes to our credit ratings and, pursuant to the amendment, the interest rate premium will increase by an additional 25 basis points if we do not satisfy certain financial covenants; and
•we became required to maintain minimum liquidity of at least $150,000.
On October 4, 2022, we and the lenders further amended the credit agreement and exercised our remaining option to extend the maturity date of our revolving credit facility by six months to July 15, 2023. Pursuant to the amendment:
•we agreed to maintain minimum liquidity of $600,000 until we repay or refinance our $500,000 of 4.5% senior notes due in June 15, 2023 and maintain at least $150,000 of liquidity thereafter; and
•restrictions on paying common dividends and issuing secured debt previously agreed to during the existing waiver period were removed, subject to certain conditions.
As of December 31, 2022, we have met the conditions to exit the waiver period, and as a result, the restrictions on capital expenditures and other investments, including acquisitions, have expired.
Our revolving credit facility continues to be secured by 73 properties with an undepreciated book value of $1,562,869 as of December 31, 2022 to secure our obligations under the credit agreement.
Our credit agreement and our unsecured senior notes indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR ceasing to act as our business manager. Our credit agreement and our unsecured senior notes indentures and their supplements also contain covenants, including those that restrict our ability to incur debts or to make distributions under certain circumstances and generally require us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of our credit agreement and our unsecured senior notes indentures and their supplements as of December 31, 2022.
On June 15, 2022, we redeemed at par all of our outstanding 5.00% senior notes due 2022 for a redemption price equal to the principal amount of $500,000, plus accrued and unpaid interest. As a result of the redemption, we recorded a loss on early extinguishment of debt of $201 during the year ended December 31, 2022, which represented the unamortized discounts and issuance costs related to these notes.
We recorded a loss of $9,394, net of discounts and debt issuance costs on extinguishment of debt during the year ended December 31, 2020 as a result of our repayment of our then in place $400,000 term loan and certain unsecured senior notes.
All of our senior notes are prepayable at any time prior to their maturity date at par plus accrued interest plus a premium equal to a make whole amount, as defined, generally designed to preserve a stated yield to the noteholder. Interest on all of our senior notes is payable semi-annually in arrears.
None of our debt obligations require sinking fund payments prior to their maturity dates.

The required principal payments due during the next five years and thereafter under all our outstanding debt at December 31, 2022 were as follows:

2023	$500,000
2024	1,175,000
2025	1,150,000
2026	800,000
2027	850,000
Thereafter	1,225,000
$5,700,000
On February 10, 2023, our wholly owned, special purpose bankruptcy remote, indirect subsidiary, SVC ABS LLC, or the Issuer, issued $610,200 in aggregate principal amount of net lease mortgage notes. The Issuer is a separate legal entity and is the sole owner of its assets and liabilities. The assets of the special purpose entity are not available to pay or otherwise satisfy obligations to the creditors of any owners or affiliate of the special purpose entity. The terms of the notes are summarized as follows:

Note Class	Amount	Coupon Rate	Term (in years)	Maturity
Class A	$305,000	5.15%	5	February 2028
Class B	173,000	5.55%	5	February 2028
Class C	132,200	6.70%	5	February 2028
Total / weighted average	$610,200	5.60%
The Class A notes and the Class B notes require monthly principal repayments at an annualized rate of 0.50% and 0.25% of the balance outstanding, respectively, and the Class C notes require interest payments only, with balloon payments due at maturity. The notes mature in February 2028 and may be redeemed at par beginning in February 2026. The notes are non-recourse and are secured by 308 net lease retail properties with annual minimum rents of $65,273 owned by the Issuer with a gross book value of $754,841. The net proceeds from this transaction, after initial purchaser discounts and offering costs, were approximately $554,982 and will be used for the repayment of outstanding debt and general corporate purposes.
On February 6, 2023, we announced the early redemption of our outstanding 4.500% senior notes due 2023, for a redemption price equal to the principal amount of $500,000, plus accrued and unpaid interest to, but excluding the date of redemption. This redemption is expected to occur on or about March 8, 2023. We expect to fund this redemption with the proceeds from the net lease mortgage notes transaction described above.
Note 8. Shareholders' Equity
Common Share Awards
We have common shares available for issuance under the terms of our Amended and Restated 2012 Equity Compensation Plan, or our Share Award Plan. During the years ended December 31, 2022, 2021 and 2020, we awarded shares to our Trustees, officers and other employees of RMR as follows:

Year	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Value of Grants
2022	433,500	$6.63	$2,874
2021	340,700	$11.26	$3,839
2020	305,400	$8.91	$2,722
The value of the share awards were based upon the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on the date of the awards. The common shares awarded to our Trustees vest immediately. The common shares awarded to our officers and certain other employees of RMR (in those capacities) vest in five equal annual installments beginning on the date of award. Shares forfeited are recognized as they occur. Share awards are expensed ratably over the vesting period and the value of such share awards are included in general and administrative expense in our consolidated statements of comprehensive income (loss). See Note 10 for a further discussion of the awards we made to our officers and certain other employees of RMR.

A summary of shares awarded, vested, forfeited and unvested under the terms of the Share Award Plan for the years ended December 31, 2022, 2021 and 2020 is as follows:

	2022		2021		2020
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares, beginning of year	425,030	$11.93	325,900	$14.71	194,540	$26.59
Shares awarded	433,500	$6.63	340,700	$11.26	305,400	$8.91
Shares vested	(266,300)	$10.20	(240,470)	$14.78	(173,190)	$17.76
Shares forfeited	(3,400)	$12.08	(1,100)	$12.96	(850)	$26.93
Unvested shares, end of year	588,830	$8.81	425,030	$11.93	325,900	$14.71
The 588,830 unvested shares as of December 31, 2022 are scheduled to vest as follows: 206,940 shares in 2023, 173,920 shares in 2024, 131,040 shares in 2025 and 76,900 shares in 2026. As of December 31, 2022, the estimated future compensation expense for the unvested shares was $4,452. The weighted average period over which the compensation expense will be recorded is approximately 22 months. During the years ended December 31, 2022, 2021 and 2020, we recorded $2,775, $2,964 and $3,206, respectively, of compensation expense related to the Share Award Plan.
At December 31, 2022, 1,401,160 of our common shares remain reserved for issuance under our current Share Award Plan.
Share Repurchases
During the years ended December 31, 2022, 2021 and 2020, we repurchased our common shares from certain of our officers and certain current or former employees of RMR, in satisfaction of tax withholding and payment obligations in connection with the vesting of our common shares as follows:

Year	Aggregate Number of Shares Repurchased	Weighted Average Repurchase Price	Value
2022	69,867	$6.72	$470
2021	71,100	$11.11	$790
2020	43,751	$7.90	$346
Distributions
During the years ended December 31, 2022, 2021 and 2020, we paid distributions on our common shares as follows:

	Annual Per Share Distribution	Total Distribution	Characterization of Distribution
Year			Ordinary Income	Capital Gain	Return of Capital	Qualified Dividend
2022	$0.23	$38,044	—%	—	100.00%	—%
2021	$0.04	$6,596	—%	—	100.00%	—%
2020	$0.57	$93,804	—%	—	100.00%	—%
On January 12, 2023, we declared a distribution of $0.20 per common share, or $33,091, to our common shareholders which we paid on February 16, 2023, to shareholders of record on January 23, 2023.
Cumulative Other Comprehensive Income (Loss)
Cumulative other comprehensive income (loss) represents our share of the comprehensive loss of Sonesta. See Notes 5 and 10 for further information regarding these investments.

The following table presents changes in the amounts we recognized in cumulative other comprehensive income (loss) by component for the year ended December 31, 2022:

	Equity in
	Unrealized Gain
	(Loss) of Investees	Total
Balance at December 31, 2020	$(760)	$(760)
Other comprehensive loss	1,539	1,539
Balance at December 31, 2021	779	779
Other comprehensive income	1,604	1,604
Balance at December 31, 2022	$2,383	$2,383
Note 9. Business and Property Management Agreements with RMR
We have no employees. The personnel and various services we require to operate our business are provided to us by RMR. We have two agreements with RMR to provide management services to us: (1) a business management agreement, which relates to our business generally, and (2) a property management agreement, which relates to our property level operations of our net lease portfolio, excluding properties leased to TA, the office building component of one of our hotels and major renovation or repositioning activities at our hotels that we may request RMR to manage from time to time. See Note 10 for further information regarding our relationship, agreements and transactions with RMR.
Management Agreements with RMR. Our management agreements with RMR provide for an annual base management fee, an annual incentive management fee and property management and construction supervision fees, payable in cash, among other terms:
•Base Management Fee. The annual base management fee payable to RMR by us for each applicable period is equal to the lesser of:
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
•Incentive Management Fee. The incentive management fee which may be earned by RMR for an annual period is calculated as follows:
◦An amount, subject to a cap based on the value of our common shares outstanding, equal to 12% of the product of:
•our equity market capitalization on the last trading day of the year immediately prior to the relevant three year measurement period, and
•the amount (expressed as a percentage) by which the total return per share, as defined in the business management agreement and further described below, of our common shareholders (i.e., share price appreciation plus dividends) exceeds the total shareholder return of the applicable market index, or the benchmark return per share, for the relevant measurement period. The MSCI U.S. REIT/Hotel & Resort REIT Index is the benchmark index for periods on and after August 1, 2021, and the SNL U.S. REIT Hotel Index is the benchmark index for periods prior to August 1, 2021.

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
◦Incentive management fees we paid to RMR for any period may be subject to “clawback” if our financial statements for that period are restated due to material non-compliance with any financial reporting requirements under the securities laws as a result of the bad faith, fraud, willful misconduct or gross negligence of RMR and the amount of the incentive management fee we paid was greater than the amount we would have paid based on the restated financial statements.
Pursuant to our business management agreement with RMR, we recognized net business management fees of $35,495, $42,137 and $36,830 for the years ended December 31, 2022, 2021 and 2020, respectively. The net business management fees we recognized are included in general and administrative expenses in our consolidated statements of comprehensive income (loss) for these periods. The net business management fees we recognized reflect a reduction of $3,585 for the year ended December 31, 2022, and $3,584 for each of the years ended December 31, 2021 and 2020 for the amortization of the liability we recorded in connection with our former investment in RMR Inc.
•Property Management and Construction Supervision Fees. The property management fees payable to RMR by us for each applicable period are equal to 3.0% of gross collected rents and the construction supervision fees payable to RMR by us for each applicable period are equal to 5.0% of construction costs for our net lease portfolio, excluding properties leased to TA, and the office building component of one of our hotels that are subject to our property management agreement with RMR. On June 22, 2021, we and RMR amended our property management agreement to, among other things, provide for RMR’s oversight of any major capital projects and repositioning activities at our hotels, including our hotels that are managed by Sonesta, as we may request from time to time. RMR will receive the same fee previously paid to Sonesta for these services, which is equal to 3% of the cost of any such major capital project or repositioning activity.
Pursuant to our property management agreement with RMR, we recognized aggregate property management and construction supervision fees of $6,128, $4,489 and $3,575 for the years ended December 31, 2022, 2021 and 2020, respectively. These amounts are included in other operating expenses or have been capitalized as appropriate in our consolidated financial statements. For the fiscal years ended December 31, 2022, 2021 and 2020, $3,998, $3,674 and $3,283, respectively, of property management fees were recognized as operating expenses in our consolidated statements of comprehensive income (loss) and $2,131, $815 and $292, respectively, were capitalized as building improvements in our consolidated balance sheets and are being depreciated over the estimated useful lives of the related capital assets.

•Expense Reimbursement. We are generally responsible for all of our operating expenses, including certain expenses incurred or arranged by RMR on our behalf. We are generally not responsible for payment of RMR’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR employees assigned to work exclusively or partly at our net lease properties (excluding properties leased to TA) and the office building component of one of our hotels, our share of the wages, benefits and other related costs of RMR’s centralized accounting personnel, our share of RMR’s costs for providing our internal audit function, and as otherwise agreed. Our property level operating expenses are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR. We reimbursed RMR $3,258, $2,971 and $2,618 for these expenses and costs for the years ended December 31, 2022, 2021 and 2020, respectively. We included these amounts in other operating expenses and general and administrative expense, as applicable, for these periods.
•Term. Our management agreements with RMR have terms that end on December 31, 2042, and automatically extend on December 31st of each year for an additional year, so that the terms of our management agreements thereafter end on the 20th anniversary of the date of the extension.
•Termination Rights. We have the right to terminate one or both of our management agreements with RMR: (i) at any time on 60 days’ written notice for convenience, (ii) immediately on written notice for cause, as defined therein, (iii) on written notice given within 60 days after the end of an applicable calendar year for a performance reason, as defined therein, and (iv) by written notice during the 12 months following a change of control of RMR, as defined therein. RMR has the right to terminate the management agreements for good reason, as defined therein.
•Termination Fee. If we terminate one or both of our management agreements with RMR for convenience, or if RMR terminates one or both of our management agreements for good reason, we have agreed to pay RMR a termination fee in an amount equal to the sum of the present values of the monthly future fees, as defined therein, for the terminated management agreement(s) for the term that was remaining prior to such termination, which, depending on the time of termination would be between 19 and 20 years. If we terminate one or both of our management agreements with RMR for a performance reason, we have agreed to pay RMR the termination fee calculated as described above, but assuming a 10 year term was remaining prior to the termination. We are not required to pay any termination fee if we terminate our management agreements with RMR for cause or as a result of a change of control of RMR.
•Transition Services. RMR has agreed to provide certain transition services to us for 120 days following an applicable termination by us or notice of termination by RMR, including cooperating with us and using commercially reasonable efforts to facilitate the orderly transfer of the management and real estate investment services provided under our business management agreement and to facilitate the orderly transfer of the management of the managed properties under our property management agreement, as applicable.
•Vendors. Pursuant to our management agreements with RMR, RMR may from time to time negotiate on our behalf with certain third party vendors and suppliers for the procurement of goods and services to us. As part of this arrangement, we may enter agreements with RMR and other companies to which RMR or its subsidiaries provides management services for the purpose of obtaining more favorable terms from such vendors and suppliers.
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
Note 10. Related Person Transactions
We have relationships and historical and continuing transactions with TA, Sonesta, RMR, RMR Inc., and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., and is chair of the board of directors and a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR. John G. Murray, our other Managing Trustee and our former President and Chief Executive Officer, was appointed the president and chief executive officer of Sonesta, effective April 1, 2022. Mr. Murray also serves as an officer and employee of RMR. In addition, each of our other officers serves as an officer of RMR. Some of our Independent Trustees also serve as independent trustees or independent directors of other public companies to which RMR or its subsidiaries provide management services. Adam Portnoy serves as chair of the boards and as a managing director or managing trustee of these public companies. Other officers of RMR, including Mr. Murray and certain of our other officers, serve as managing trustees, managing directors or officers of certain of these companies.

Our Manager, RMR. We have two agreements with RMR to provide management services to us. See Note 9 for further information regarding our management agreements with RMR.
Share Awards to RMR Employees. As described in Note 8, we award shares to our officers and other employees of RMR annually. Generally, one fifth of these awards vest on the award date and one fifth vests on each of the next four anniversaries of the award dates. In certain instances, we may accelerate the vesting of an award, such as in connection with the award holder’s retirement as an officer of us or an officer or employee of RMR. These awards to RMR employees are in addition to the share awards to our Managing Trustees, as Trustee compensation, and the fees we paid to RMR. See Note 8 for information regarding our share awards and activity as well as certain share purchases we made in connection with share award recipients satisfying tax withholding obligations on the vesting of share awards.
TA. We lease 177 of our travel centers to TA under the TA leases. As of December 31, 2022, we owned 1,184,797 shares of common stock, representing approximately 7.8% of TA’s outstanding shares of common stock, which amount includes 500,797 shares of TA common stock that we purchased in an underwritten public equity offering in July 2020 at the public offering price of $14.00 per share. RMR provides management services to both us and TA, and Adam D. Portnoy also serves as the chair of the board of directors and as a managing director of TA and, as of December 31, 2022, beneficially owned 661,505 shares of TA common stock (including through RMR), representing approximately 4.1% of TA’s outstanding shares of common stock.
Spin-Off of TA. In connection with TA’s spin-off, we entered a transaction agreement with TA and RMR, pursuant to which TA granted us a right of first refusal to purchase, lease, mortgage or otherwise finance any interest TA owns in a travel center before it sells, leases, mortgages or otherwise finances that travel center to or with another party, and TA also granted us and any other company managed by RMR a right of first refusal to acquire or finance any real estate of the types in which we or they invest before TA does. TA also agreed that for so long as TA is a tenant of ours it will not permit: the acquisition by any person or group of beneficial ownership of 9.8% or more of the voting shares or the power to direct the management and policies of TA or any of its subsidiary tenants or guarantors under its leases with us; the sale of a material part of the assets of TA or any such tenant or guarantor; or the cessation of certain continuing directors constituting a majority of the board of directors of TA or any such tenant or guarantor. TA also agreed not to take any action that might reasonably be expected to have a material adverse impact on our ability to qualify as a REIT and to indemnify us for any liabilities we may incur relating to TA’s assets and business.
See Notes 4, 5 and 15 for further information regarding our relationships, agreements and transactions with TA.
Sonesta. Sonesta is a private company of which Adam Portnoy, one of our Managing Trustees, is a director and the controlling stockholder. One of Sonesta’s other directors and president and chief executive officer is our other Managing Trustee and former President and Chief Executive Officer, and Sonesta’s other director serves as one of RMR Inc.’s managing directors, as RMR’s and RMR Inc.’s executive vice president, general counsel and secretary and as our Secretary. Certain of Sonesta’s officers are officers of RMR. Certain other officers and employees of Sonesta are former officers and employees of RMR. RMR also provides certain services to Sonesta. As of December 31, 2022, we owned approximately 34.0% of Sonesta’s outstanding shares of common stock and Sonesta managed 196 of our hotels. See Notes 4 and 5 for further information regarding our relationships, agreements and transactions with Sonesta.
Affiliates Insurance Company. Until its dissolution on February 13, 2020, we, ABP Trust, TA and four other companies to which RMR provides management services owned Affiliates Insurance Company, an Indiana insurance company, or AIC, in equal portions. We and AIC’s other shareholders participated in combined property insurance programs arranged by AIC in periods prior to 2020. In connection with AIC’s dissolution, we and each other AIC shareholder received a liquidating distribution of approximately $286 in June 2020. We received the final distribution of $12 in December 2021. We did not recognize any income in the years ended December 31, 2022, 2021 and 2020 with respect to our ownership in AIC.

Note 11. Income Taxes
Our provision (benefit) for income taxes consists of the following:

	For the Year Ended December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State	385	680	3,361
Foreign	233	350	—
	618	1,030	3,361
Deferred:
Foreign	(817)	(1,971)	13,850
	(817)	(1,971)	13,850
	$(199)	$(941)	$17,211
A reconciliation of our effective tax rate and the current U.S. Federal statutory income tax rate is as follows:

	For the Year Ended December 31,
	2022	2021	2020
Taxes at statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Nontaxable income of SVC	(21.0)%	(21.0)%	(21.0)%
State and local income taxes, net of federal tax benefit	(0.3)%	(0.1)%	(1.1)%
Foreign taxes	0.4%	0.3%	(4.4)%
Effective tax rate	0.1%	0.2%	(5.5)%
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

	As of December 31,
	2022	2021
Deferred tax assets:
Tax loss carryforwards	$109,650	$84,551
Other	7,134	4,844
	116,784	89,395
Valuation allowance	(116,784)	(89,395)
	—	—
Deferred tax liabilities:
Property basis difference	(5,947)	(6,263)
Puerto Rico deferred tax gain	(12,079)	(12,581)
Net deferred tax liabilities	$(18,026)	$(18,844)
Net deferred tax liabilities are included in accounts payable and other liabilities in our consolidated balance sheets.
At December 31, 2022 and 2021, our consolidated TRS had a net deferred tax asset, prior to any valuation allowance, of $111,148 and $84,973, respectively, which consists primarily of the tax benefit of net operating loss carryforwards and tax credits. Because of the uncertainty surrounding our ability to realize the future benefit of these assets, we have provided a 100% valuation allowance as of December 31, 2022 and 2021. As of December 31, 2022 and 2021, our consolidated TRS had net operating loss carryforwards for federal income tax purposes of approximately $437,606 and $334,686, respectively, which partially expire starting in 2025. At December 31, 2022 and 2021, we recorded a deferred tax liability of $13,658 and $12,581, respectively, as a result of the book value to tax basis difference related to the accounting of an insurance settlement in 2020. See Note 4 for further information regarding this insurance settlement.

At December 31, 2022 and 2021, we, excluding our subsidiaries, had net operating loss carryforwards for federal income tax purposes of approximately $545,828 and $423,852, respectively, of which certain losses incurred prior to 2018 partially expire starting 2028.
Note 12. Concentration
Geographic Concentration
At December 31, 2022, our 1,003 properties were located in 46 states in the United States, plus the District of Columbia, Ontario, Canada and Puerto Rico. Between 6% and 13% of our properties, by investment, were located in each of California, Texas, Illinois and Georgia. Our two hotels in Ontario, Canada and our hotel in Puerto Rico represent 1.7% of our hotels, by investment, in the aggregate at December 31, 2022.
Credit Concentration
As of December 31, 2022, Sonesta operated 196 of our hotels and TA leased 177 of our net lease properties, representing 47.6% and 29.3%, respectively, of our gross real estate assets at cost. See Notes 5 and 10 for a discussion of our Sonesta and TA agreements.

Note 13. Segment Information
We aggregate our hotels and net lease portfolio into two reportable segments, hotel investments and net lease investments (previously named travel centers), based on their similar operating and economic characteristics.

	For the Year Ended December 31, 2022
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$1,467,344	$—	$—	$1,467,344
Rental income	—	395,667	—	395,667
Total revenues	1,467,344	395,667	—	1,863,011

Expenses:
Hotel operating expenses	1,227,357	—	—	1,227,357
Other operating expenses	—	13,176	—	13,176
Depreciation and amortization	221,416	179,692	—	401,108
General and administrative	—	—	44,404	44,404
Transaction related costs	—	—	1,920	1,920
Loss on asset impairment	10,537	452	—	10,989
Total expenses	1,459,310	193,320	46,324	1,698,954

Gain on sale of real estate, net	48,202	(384)	—	47,818
Unrealized (losses) on equity securities	—	—	(8,104)	(8,104)
Interest income	24	29	3,326	3,379
Interest expense	—	—	(341,795)	(341,795)
Loss on early extinguishment of debt	—	—	(791)	(791)
Income (loss) before income taxes and equity in losses of an investee	56,260	201,992	(393,688)	(135,436)
Income tax benefit	—	—	199	199
Equity in earnings of an investee	—	—	2,856	2,856
Net income (loss)	$56,260	$201,992	$(390,633)	$(132,381)

	As of December 31, 2022
	Hotels	Net Lease	Corporate	Consolidated
Total assets	3,882,701	3,376,295	229,195	7,488,191

	For the Year Ended December 31, 2021
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$1,104,678	$—	$—	$1,104,678
Rental income	1,808	389,094	—	390,902
Total revenues	1,106,486	389,094	—	1,495,580

Expenses:
Hotel operating expenses	1,010,737	—	—	1,010,737
Other operating expenses	—	15,658	—	15,658
Depreciation and amortization	266,641	219,324	—	485,965
General and administrative	—	—	53,439	53,439
Transaction related costs	64,764	—	—	64,764
Loss on asset impairment	60,980	17,640	—	78,620
Total expenses	1,403,122	252,622	53,439	1,709,183

Gain on sale of real estate, net	9,558	1,964	—	11,522
Unrealized gains on equity securities, net	—	—	22,535	22,535
Interest income	1	—	663	664
Interest expense	—	—	(365,721)	(365,721)
Income (loss) before income taxes and equity in earnings of an investee	(287,077)	138,436	(395,962)	(544,603)
Income tax benefit	—	—	941	941
Equity in losses of an investee	—	—	(941)	(941)
Net income (loss)	$(287,077)	$138,436	$(395,962)	$(544,603)

	As of December 31, 2021
	Hotels	Net Lease	Corporate	Consolidated
Total assets	$4,487,101	$3,580,095	$1,086,119	$9,153,315

	For the Year Ended December 31, 2020
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$875,098	$—	$—	$875,098
Rental income	2,472	387,684	—	390,156
Total revenues	877,570	387,684	—	1,265,254

Expenses:
Hotel operating expenses	682,804	—	—	682,804
Other operating expenses	—	15,208	—	15,208
Depreciation and amortization	263,673	235,235	—	498,908
General and administrative	—	—	50,668	50,668
Transaction related costs	15,100	—	—	15,100
Loss on asset impairment	17,131	38,625	—	55,756
Total expenses	978,708	289,068	50,668	1,318,444

Gain on sale of real estate, net	14,927	(12,666)	—	2,261
Gain on insurance settlement	62,386	—	—	62,386
Unrealized gains on equity securities	—	—	19,882	19,882
Interest income	6	—	278	284
Interest expense	—	—	(306,490)	(306,490)
Loss on early extinguishment of debt	—	—	(9,394)	(9,394)
Income (loss) before income taxes and equity in losses of an investee	(23,819)	85,950	(346,392)	(284,261)
Income tax benefit	—	—	(17,211)	(17,211)
Equity in losses of an investee	—	—	(9,910)	(9,910)
Net income (loss)	$(23,819)	$85,950	$(373,513)	$(311,382)

	As of December 31, 2020
	Hotels	Net Lease	Corporate	Consolidated
Total assets	$4,846,410	$3,721,418	$119,491	$8,687,319
Note 14. Fair Value of Assets and Liabilities
The table below presents certain of our assets carried at fair value at December 31, 2022, categorized by the level of inputs, as defined in the fair values hierarchy under GAAP, used in the valuation of each asset.

	As of December 31, 2022		As of December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment in TA (Level 1) (1)	$53,055	$53,055	$61,159	$61,159
Assets of properties held for sale (Level 3) (2)	$111,592	$111,592	$515,518	$515,518

(1)As of both December 31, 2022 and 2021, we owned 1,184,797 shares of TA common stock, which are included in other assets in our consolidated balance sheets and reported at fair value based on quoted market prices (Level 1 inputs). See Note 6 for further information regarding our investment in TA common stock.

(2)As of December 31, 2022, we owned 18 hotels with 2,526 rooms with an aggregate carrying value of $110,215 classified as held for sale and four net lease properties lease properties with 9,667 square feet with an aggregate carrying value of $1,377 classified as held for sale. These properties are recorded at their estimated then fair value less costs to sell based on information derived from third party appraisals (Level 3 inputs as defined in the fair value hierarchy under GAAP). We recorded a $10,989 loss on asset impairment in 2022 to reduce the carrying value of certain of these properties to their estimated fair value less costs to sell. As of December 31, 2021, we owned 67 hotels with 8,667 rooms with an aggregate carrying value of $503,078 and 22 net lease properties with 154,206 square feet with an aggregate carrying value of $12,440 classified as held for sale. These properties are recorded at their then estimated fair value less costs to sell based on information derived from third party appraisals (Level 3 inputs as defined in the fair value hierarchy under GAAP). We recorded a $78,620 loss on asset impairment in 2021 to reduce the carrying value of these properties to their estimated fair value less costs to sell.
In addition to the assets included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, revolving credit facility, term loan, senior notes and security deposits. At December 31, 2022 and 2021, the fair values of these additional financial instruments approximated their carrying values in our consolidated balance sheets due to their short term nature or floating interest rates, except as follows:

	December 31, 2022		December 31, 2021
	Carrying	Fair	Carrying	Fair
	Amount (1)	Value	Amount (1)	Value
Senior Unsecured Notes, due 2022 at 5.00%	$—	$—	$499,244	$501,033
Senior Unsecured Notes, due 2023 at 4.50%	499,925	491,345	499,761	505,378
Senior Unsecured Notes, due 2024 at 4.65%	349,510	334,292	349,105	347,039
Senior Unsecured Notes, due 2024 at 4.35%	348,493	749,983	821,017	821,184
Senior Unsecured Notes, due 2025 at 4.50%	346,472	301,893	347,806	342,493
Senior Unsecured Notes, due 2025 at 7.50%	396,916	762,344	791,340	867,712
Senior Unsecured Notes, due 2026 at 5.25%	394,206	292,282	345,342	348,537
Senior Unsecured Notes, due 2026 at 4.75%	391,923	354,128	447,126	439,889
Senior Unsecured Notes, due 2027 at 4.95%	822,487	315,040	396,160	395,862
Senior Unsecured Notes, due 2027 at 5.50%	447,736	387,522	443,383	461,522
Senior Unsecured Notes, due 2028 at 3.95%	419,684	283,996	393,057	370,562
Senior Unsecured Notes, due 2029 at 4.95%	793,673	293,718	418,895	407,448
Senior Unsecured Notes, due 2030 at 4.375%	444,505	264,280	390,786	370,836
Total financial liabilities	$5,655,530	$4,830,823	$6,143,022	$6,179,495
(1)Carrying value includes unamortized discounts and premiums and certain debt issuance costs.
At December 31, 2022 and 2021, we estimated the fair values of our senior notes using an average of the bid and ask price of our then outstanding issuances of senior notes (Level 2 inputs).
Note 15. Subsequent Event
On February 15, 2023, we and certain of our subsidiaries entered into a consent and amendment agreement, or the Consent Agreement, with TA and its subsidiary, TA Operating LLC, or together, the TCA Parties, and BP Products North America Inc., or BP, pursuant to which we and our applicable subsidiaries: (1) consented to TA’s entering into an agreement and plan of merger, or the Merger Agreement, with BP and its merger subsidiary, pursuant to which BP will acquire TA in a merger transaction, or the Merger, for cash consideration of $86.00 per share of the outstanding shares of common stock, par value $0.001 per share, of TA, or the TA common shares, and to the consummation of the Merger and the other transactions contemplated by the Merger Agreement, or collectively, the BP Acquisition; (2) agreed to amend and restate our subsidiaries’ existing lease and guaranty agreements with the applicable TCA Parties, effective at the time of the Merger; and (3) agreed to sell to TA certain tradenames and trademarks associated with TA’s business that we or our applicable subsidiaries own at their current book value of $89,400, effective at the time of the Merger.
Pursuant to the amended and restated lease agreements to be entered into at the effective time of the Merger, or the A&R Leases, for 176 of our travel center properties, the aggregate annual minimum rent due to our applicable subsidiaries will be $254,000, with annual 2% increases throughout the initial term and any renewal terms of the A&R Leases, and there will be no percentage rent requirement. The A&R Leases will each have an initial term of 10 years, with five 10-year extension options, and TA Operating LLC will prepay $188,000 of rent under the A&R Leases at the effective time of the Merger and will receive monthly rent credits totaling $25,000 per year over the 10-year initial term of the A&R Leases. In addition, TA Operating LLC will have a right of first offer with respect to certain potential sales of travel center properties included in the A&R Leases.
Pursuant to the amended and restated guaranty amendments to be entered into at the effective time of the Merger, or the A&R Guarantees, BP Corporation North America Inc. will guarantee payment under each of the A&R Leases. BP Corporation North America Inc.’s obligations under the A&R Guarantees will be limited by an initial aggregate cap of approximately $3,040,000.
The Merger is subject to various customary conditions to closing, including the approval of TA stockholders owning a majority of the TA common shares outstanding, as well as regulatory approvals. The parties currently expect that the BP Acquisition will be completed by mid-year 2023.

SERVICE PROPERTIES TRUST
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2022
(dollars in millions)

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount at which Carried at Close of Period
		Land	Building & Improvements	Improvements	Impairment	Cost Basis Adjustment(1)	Land	Building & Improvements	Total(2)
	Hotel Properties
17	Royal Sonesta	$227	$1,118	$408	$(9)	$(12)	$229	$1,503	$1,732
22	Sonesta	136	588	338	(51)	(9)	136	866	1,002
60	Sonesta ES Suites	132	557	343	(35)	(62)	132	803	935
44	Sonesta Select	84	395	249	(8)	(77)	84	559	643
51	Simply Suites	68	341	104	(17)	(24)	68	404	472
17	Hyatt Place	20	137	36	—	(3)	20	170	190
5	Radisson Hotel	9	93	48	—	—	9	141	150
1	Crowne Plaza	17	69	30	—	—	17	99	116
3	Country Inn and Suites	4	29	10	—	—	4	39	43
	Net Lease Properties
133	TravelCenters of America	568	939	469	—	(368)	576	1,032	1,608
44	Petro Stopping Centers	260	522	193	—	(209)	261	506	767
14	The Great Escape	19	64	—	—	—	19	64	83
3	Life Time Fitness	17	56	—	—	—	17	56	73
9	AMC Theatres	24	42	1	—	—	24	43	67
5	Buehler's Fresh Foods	10	49	—	—	—	10	49	59
59	Heartland Dental	11	37	—	—	—	11	37	48
10	Norms	23	24	—	—	—	23	24	47
19	Vacant	14	30	—	—	—	14	30	44
23	Express Oil Change	6	37	—	—	—	6	37	43
40	Pizza Hut	12	28	—	—	—	12	28	40
3	Flying J Travel Plaza	6	32	—	—	—	6	32	38
6	America's Auto Auction	7	23	4	—	—	7	27	34
4	Courthouse Athletic Club	5	28	—	—	—	5	28	33
2	Big Al's	3	28	—	—	—	3	28	31
21	Burger King	9	22	—	—	—	9	22	31
1	Fleet Farm	3	27	—	—	—	3	27	30
4	B&B Theatres	12	15	3	—	—	12	18	30
19	Hardee's	4	24	—	—	—	4	24	28
16	Martin's	7	20	—	—	—	7	20	27
5	Regal Cinemas	5	21	—	—	—	5	21	26
19	Arby's	7	19	—	—	—	7	19	26
20	Popeye's Chicken & Biscuits	8	17	—	—	—	8	17	25
4	Creme de la Creme	7	18	—	—	—	7	18	25
32	Church's Chicken	5	18	—	—	—	5	18	23
5	Mister Car Wash	2	19	—	—	—	2	19	21
6	United Supermarkets	4	17	—	—	—	4	17	21
2	Mesa Fitness	3	17	—	—	—	3	17	20
1	CarMax	5	13	—	—	—	5	13	18
13	Taco Bell	4	15	—	—	—	4	15	19
28	Uncle Ed's Oil Shoppe	6	12	—	—	—	6	12	18
1	Dave & Buster's	3	11	—	—	—	3	11	14
5	Pike Nursery	8	6	—	—	—	8	6	14
2	Fusion Gyms	3	10	1	—	—	3	11	14
2	HHI-Formtech	3	10	—	—	—	3	10	13
3	Golden Corral	4	8	—	—	—	4	8	12
5	Rite Aid	3	9	—	—	—	3	9	12
5	Fuddruckers	4	6	—	—	—	4	6	10
2	Sanford's Grub & Pub	1	10	—	—	—	1	10	11
1	Baptist Emergency Hospital	2	8	—	—	—	2	8	10
2	Eddie Merlot's	2	8	—	—	—	2	8	10
1	Cermak Fresh Market	2	7	—	—	—	2	7	9
12	Core & Main	4	5	—	—	—	4	5	9

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount at which Carried at Close of Period
		Land	Building & Improvements	Improvements	Impairment	Cost Basis Adjustment(1)	Land	Building & Improvements	Total(2)
5	Lerner and Rowe	1	8	—	—	—	1	8	9
1	Kohl's	2	6	—	—	—	2	6	8
1	Austin's Park n' Pizza	—	8	—	—	—	—	8	8
4	Meineke Car Care Center	3	6	—	—	—	3	6	9
1	Columbus Preparatory Academy	1	8	—	—	—	1	8	9
1	LA Fitness	1	7	—	—	—	1	7	8
1	Academy Sports + Outdoors	1	6	—	—	—	1	6	7
1	Marcus Theaters	2	5	1	—	—	2	6	8
3	Oregano's Pizza Bistro	1	6	—	—	—	1	6	7
1	Columbus Arts & Tech Academy	1	6	—	—	—	1	6	7
2	Blue Rhino	3	4	—	—	—	3	4	7
3	Texas Roadhouse	3	6	—	—	—	3	6	9
3	Krispy Kreme	2	5	—	—	—	2	5	7
2	Diagnostic Health	1	6	—	—	—	1	6	7
9	Sonic Drive-In	3	4	—	—	—	3	4	7
5	Brookshire Brothers	1	5	—	—	—	1	5	6
2	Flying Star Cafe	1	5	—	—	—	1	5	6
3	Jack's Family Restaurant	2	4	—	—	—	2	4	6
2	Axels	—	6	—	—	—	—	6	6
3	Wendy's	1	5	—	—	—	1	5	6
1	Jack Stack Barbeque	1	5	—	—	—	1	5	6
7	Hughes Supply	2	4	—	—	—	2	4	6
1	Multi-Tenant	1	4	—	—	—	1	4	5
1	Adult & Pediatric Orthopedics	1	4	—	—	—	1	4	5
2	Bricktown Brewery	1	4	—	—	—	1	4	5
2	Walgreens	—	5	—	—	—	—	5	5
2	10 Box	2	3	—	—	—	2	3	5
1	Mak Pack	1	4	—	—	—	1	4	5
1	ConForm Automotive	2	3	—	—	—	2	3	5
2	HD Supply White Cap	2	3	—	—	—	2	3	5
1	Planet Fitness	1	4	—	—	—	1	4	5
1	RGB Eye Associates	1	4	—	—	—	1	4	5
2	Gerber Collision & Glass	1	4	—	—	—	1	4	5
1	Discount Tire	1	4	—	—	—	1	4	5
2	Famous Dave's	1	3	—	—	—	1	3	4
1	Metaldyne BSM	—	4	—	—	—	—	4	4
3	Focus Child Development Center	1	3	—	—	—	1	3	4
1	Ashley Furniture	1	3	—	—	—	1	3	4
1	Boozman-Hof	2	2	—	—	—	2	2	4
1	Sportsman's Warehouse	1	3	—	—	—	1	3	4
1	Eriks Bike Shop	1	3	—	—	—	1	3	4
1	Max & Erma's	1	3	—	—	—	1	3	4
1	Joe's Crab Shack	1	3	—	—	—	1	3	4
1	Applebee's	1	2	—	—	—	1	2	3
1	Rainbow Kids Clinic	1	3	—	—	—	1	3	4
1	Tractor Supply	—	3	—	—	—	—	3	3
1	Spoons Place	1	2	—	—	—	1	2	3
1	Nacarato Trucks	—	2	—	—	—	—	2	2
1	Southwest Stainless, LP	—	3	—	—	—	—	3	3
1	Heytex USA	—	2	—	—	—	—	2	2
2	Anixter	1	2	—	—	—	1	2	3
1	What the Buck	—	3	—	—	—	—	3	3
1	Kerry's Car Care	1	2	—	—	—	1	2	3
2	Hooters	1	1	—	—	—	1	1	2
1	Mind 24-7	1	3	—	(3)	—	1	—	1
1	Ojos Locos Sports Cantina	1	2	—	—	—	1	2	3
1	Black Angus Steakhouse	1	2	—	—	—	1	2	3
1	Bridgestone Tire	1	1	—	—	—	1	1	2

		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount at which Carried at Close of Period
		Land	Building & Improvements	Improvements	Impairment	Cost Basis Adjustment(1)	Land	Building & Improvements	Total(2)
1	Buffalo Wild Wings	1	2	—	—	—	1	2	3
2	Taco Bueno	1	1	—	—	—	1	1	2
1	Slim Chickens	1	2	—	—	—	1	2	3
2	Monterey's Tex Mex	1	2	—	—	—	1	2	3
3	Rally's	1	1	—	—	—	1	1	2
1	Red Robin Gourmet Burgers	1	1	—	—	—	1	1	2
1	Primanti Bros.	1	1	—	—	—	1	1	2
1	Orscheln Farm and Home	1	1	—	—	—	1	1	2
1	Cycle Gear	1	1	—	—	—	1	1	2
2	Dollar General	—	2	—	—	—	—	2	2
2	Affordable Care, Inc.	1	1	—	—	—	1	1	2
1	Chicken Salad Chick	—	1	—	—	—	—	1	1
1	Wings, Etc	—	1	—	—	—	—	1	1
1	SRS Distribution	—	1	—	—	—	—	1	1
1	Bru Burger Bar	—	1	—	—	—	—	1	1
1	ERA Capital	—	1	—	—	—	—	1	1
1	Old Mexico Cantina	—	1	—	—	—	—	1	1
1	KFC	—	1	—	—	—	—	1	1
1	The Atlanta Center for Foot & Ankle Surgery	—	1	—	—	—	—	1	1
1	O'Reilly Auto Parts	—	1	—	—	—	—	1	1
1	Long John Silver's	1	1	—	—	—	1	1	2
1	Touchstone Imaging	—	1	—	—	—	—	1	1
1	Dunkin Donuts	—	—	—	—	—	—	—	—
1	Howlin Concrete	1	—	—	—	—	1	—	1
1	El Forastero	—	1	—	—	—	—	1	1
1	Bechheit	—	1	—	—	—	—	1	1
1	Little Caesars	—	1	—	—	—	—	1	1
1	NAPA Auto Parts	—	1	—	—	—	—	1	1
1	Robata	—	1	—	—	—	—	1	1
1	Off the Hook Seafood & More	—	—	—	—	—	—	—	—
1	Consolidated Pipe	—	—	—	—	—	—	—	—
1	Bigham Cable	—	—	—	—	—	—	—	—
1	Sharks Fish & Chicken	—	—	—	—	—	—	—	—
1	Kings Wings N Things	—	—	—	—	—	—	—	—
1	Family Dollar Stores	—	—	—	—	—	—	—	—
1	Del Taco	—	—	—	—	—	—	—	—
1	Scooters Coffee	—	—	—	—	—	—	—	—
	Other	2	8	2	—	—	2	10	12
981		$1,892	$5,928	$2,240	$(123)	$(764)	$1,903	$7,271	$9,174

	Assets Held for Sale
18	Hotels	$25	$123	$75	$(58)	$(43)	$19	$97	$116
4	Net Lease Service Retail	1	3	—	(2)		—	1	1
1,003	Total	$1,918	$6,054	$2,315	$(183)	$(807)	$1,922	$7,369	$9,291

(1)Represents reclassifications between accumulated depreciation and building & improvements made to record certain properties at fair value in accordance with GAAP.
(2)Excludes $386 of personal property classified in our consolidated balance sheets as furniture, fixtures and equipment.

SERVICE PROPERTIES TRUST
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2022
(dollars in millions)

		Accumulated Depreciation(1)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Income Statement is Computed
	Hotel Properties
17	Royal Sonesta	$(383)	1913 through 1987	2005 through 2017	10 - 40 Years
22	Sonesta	(278)	1924 through 1999	2005 through 2018	10 - 40 Years
60	Sonesta ES Suites	(405)	1984 through 2000	1996 through 2017	10 - 40 Years
44	Sonesta Select	(326)	1987 through 2000	1995 through 2003	10 - 40 Years
51	Simply Suites	(209)	1996 through 2000	1997 through 2003	10 - 40 Years
17	Hyatt Place	(92)	1992 through 2000	1997 through 2002	10 - 40 Years
5	Radisson Hotel	(74)	1987 through 1990	1996 through 2018	10 - 40 Years
1	Crowne Plaza	(15)	1971 through 1988	2006 and 2017	10 - 40 Years
3	Country Inn and Suites	(21)	1987 through 1997	1996 and 2005	10 - 40 Years

133	Travel Centers of America	(524)	1962 through 2017	2007 through 2017	10 - 40 Years
44	Petro Stopping Centers	(238)	1975 through 2017	2007 through 2017	10 - 40 Years
40	Pizza Hut	(9)	1972 through 2006	2019	10 - 40 Years
5	Buehler's Fresh Foods	(8)	1980 through 2000	2019	10 - 40 Years
14	The Great Escape	(8)	1986 through 2007	2019	10 - 40 Years
9	AMC Theatres	(7)	1994 through 2008	2019	10 - 40 Years
3	Life Time Fitness	(7)	1987 through 2012	2019	10 - 40 Years
19	Vacant	(7)	1970 through 2008	2019	10 - 40 Years
21	Burger King	(5)	1997 through 2004	2019	10 - 40 Years
19	Arby's	(5)	1967 through 2005	2019	10 - 40 Years
19	Hardee's	(5)	1969 through 1997	2019	10 - 40 Years
59	Heartland Dental	(5)	1920 through 2005	2019	10 - 40 Years
23	Express Oil Change	(5)	1965 through 2001	2019	10 - 40 Years
4	Courthouse Athletic Club	(4)	1980 through 2001	2019	10 - 40 Years
20	Popeye's Chicken & Biscuits	(4)	1968 through 2003	2019	10 - 40 Years
6	America's Auto Auction	(4)	1960 through 2005	2019	10 - 40 Years
10	Norms	(4)	1957 through 2014	2019	10 - 40 Years
6	United Supermarkets	(3)	1979 through 1997	2019	10 - 40 Years
3	Flying J Travel Plaza	(3)	2001	2019	10 - 40 Years
16	Martin's	(3)	1962 through 2003	2019	10 - 40 Years
2	HHI-Formtech	(3)	1952	2019	10 - 40 Years
32	Church's Chicken	(3)	1968 through 1983	2019	10 - 40 Years
28	Uncle Ed's Oil Shoppe	(3)	1959 through 1999	2019	10 - 40 Years
1	Fleet Farm	(3)	1979	2019	10 - 40 Years
4	B&B Theatres	(3)	1998 through 2004	2019	10 - 40 Years
5	Regal Cinemas	(3)	2005 through 2010	2019	10 - 40 Years
13	Taco Bell	(2)	1982 through 2019	2019	10 - 40 Years
2	Big Al's	(2)	2006 through 2010	2019	10 - 40 Years
1	Cermak Fresh Market	(2)	1989	2019	10 - 40 Years
2	Mesa Fitness	(2)	1983 through 2007	2019	10 - 40 Years
5	Mister Car Wash	(2)	1960 through 2005	2019	10 - 40 Years

		Accumulated Depreciation(1)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Income Statement is Computed
3	Golden Corral	(2)	1989 through 2000	2019	10 - 40 Years
5	Rite Aid	(2)	1991 through 2000	2019	10 - 40 Years
4	Creme de la Creme	(2)	1999 through 2009	2019	10 - 40 Years
5	Fuddruckers	(2)	1994 through 1995	2019	10 - 40 Years
1	CarMax	(2)	2005	2019	10 - 40 Years
2	Axels	(2)	1953 through 1995	2019	10 - 40 Years
2	Fusion Gyms	(1)	1987 through 1994	2019	10 - 40 Years
2	Sanford's Grub & Pub	(1)	1928 through 2003	2019	10 - 40 Years
1	Metaldyne BSM	(1)	1960	2019	10 - 40 Years
2	Bricktown Brewery	(1)	1904 through 1984	2019	10 - 40 Years
3	Oregano's Pizza Bistro	(1)	1964 through 2006	2019	10 - 40 Years
2	Eddie Merlot's	(1)	1997 through 2003	2019	10 - 40 Years
1	Marcus Theaters	(1)	1999	2019	10 - 40 Years
5	Brookshire Brothers	(1)	1990 through 1999	2019	10 - 40 Years
1	Austin's Park n' Pizza	(1)	2003	2019	10 - 40 Years
1	ConForm Automotive	(1)	1987	2019	10 - 40 Years
1	Sportsman's Warehouse	(1)	1983	2019	10 - 40 Years
12	Core & Main	(1)	1972 through 1998	2019	10 - 40 Years
1	Kohl's	(1)	1986	2019	10 - 40 Years
5	Pike Nursery	(1)	1970 through 1996	2019	10 - 40 Years
9	Sonic Drive-In	(1)	1987 through 2010	2019	10 - 40 Years
1	Dave & Buster's	(1)	1992	2019	10 - 40 Years
4	Meineke Car Care Center	(1)	1999 through 2000	2019	10 - 40 Years
3	Wendy's	(1)	1984 through 1996	2019	10 - 40 Years
2	Walgreens	(1)	1993 through 1999	2019	10 - 40 Years
7	Hughes Supply	(1)	1976 through 1993	2019	10 - 40 Years
2	10 Box	(1)	1994	2019	10 - 40 Years
5	Lerner and Rowe	(1)	1970 through 2007	2019	10 - 40 Years
1	Heytex USA	(1)	1967	2019	10 - 40 Years
3	Krispy Kreme	(1)	2000 through 2004	2019	10 - 40 Years
1	Joe's Crab Shack	(1)	1997	2019	10 - 40 Years
1	Jack Stack Barbeque	(1)	1983	2019	10 - 40 Years
1	Adult & Pediatric Orthopedics	(1)	1991	2019	10 - 40 Years
1	Columbus Preparatory Academy	(1)	2004	2019	10 - 40 Years
2	Diagnostic Health	(1)	1985 through 1997	2019	10 - 40 Years
2	Flying Star Cafe	(1)	1994 through 1999	2019	10 - 40 Years
1	Baptist Emergency Hospital	(1)	2013	2019	10 - 40 Years
1	Columbus Arts & Tech Academy	(1)	1980	2019	10 - 40 Years
1	What the Buck	(1)	1958	2019	10 - 40 Years
1	Eriks Bike Shop	(1)	1996	2019	10 - 40 Years
1	LA Fitness	(1)	2012	2019	10 - 40 Years
1	Max & Erma's	(1)	1990 through 2007	2019	10 - 40 Years
2	Gerber Collision & Glass	(1)	2001 through 2002	2019	10 - 40 Years
1	Ojos Locos Sports Cantina	(1)	1993	2019	10 - 40 Years
1	Academy Sports + Outdoors	(1)	2016	2019	10 - 40 Years
3	Jack's Family Restaurant	(1)	2008 through 2016	2019	10 - 40 Years

		Accumulated Depreciation(1)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Income Statement is Computed
3	Texas Roadhouse	(1)	1992 through 2003	2019	10 - 40 Years
1	Nacarato Trucks	(1)	1985	2019	10 - 40 Years
2	HD Supply White Cap	(1)	1990 through 2001	2019	10 - 40 Years
1	Planet Fitness	(1)	2007	2019	10 - 40 Years
2	Taco Bueno	(1)	1991 through 2003	2019	10 - 40 Years
1	Mak Pack	(1)	2007	2019	10 - 40 Years
2	Blue Rhino	—	2004	2019	10 - 40 Years
2	Famous Dave's	—	1997 through 1999	2019	10 - 40 Years
1	Discount Tire	—	2009	2019	10 - 40 Years
2	Hooters	—	1997 through 1994	2019	10 - 40 Years
2	Monterey's Tex Mex	—	1979 through 1997	2019	10 - 40 Years
1	Multi-Tenant	—	2001	2019	10 - 40 Years
1	Cycle Gear	—	1996	2019	10 - 40 Years
1	Southwest Stainless, LP	—	1984	2019	10 - 40 Years
2	Anixter	—	1984 through 1999	2019	10 - 40 Years
1	Applebee's	—	1996	2019	10 - 40 Years
1	RGB Eye Associates	—	2013	2019	10 - 40 Years
1	Ashley Furniture	—	2000	2019	10 - 40 Years
1	Red Robin Gourmet Burgers	—	1995	2019	10 - 40 Years
1	Boozman-Hof	—	1988	2019	10 - 40 Years
3	Rally's	—	1990 through 1992	2019	10 - 40 Years
1	Tractor Supply	—	2007	2019	10 - 40 Years
1	SRS Distribution	—	1975	2019	10 - 40 Years
1	Rainbow Kids Clinic	—	2011	2019	10 - 40 Years
3	Focus Child Development Center	—	1965 through 1998	2019	10 - 40 Years
1	Bridgestone Tire	—	1998	2019	10 - 40 Years
1	Spoons Place	—	1996	2019	10 - 40 Years
1	El Forastero	—	1992	2019	10 - 40 Years
1	Bru Burger Bar	—	1996	2019	10 - 40 Years
1	Chicken Salad Chick	—	1976	2019	10 - 40 Years
1	Long John Silver's	—	1987	2019	10 - 40 Years
1	Buffalo Wild Wings	—	2014	2019	10 - 40 Years
1	KFC	—	2002	2019	10 - 40 Years
1	Slim Chickens	—	2014	2019	10 - 40 Years
1	Black Angus Steakhouse	—	1996	2019	10 - 40 Years
1	Dunkin Donuts	—	1977	2019	10 - 40 Years
1	Kerry's Car Care	—	2015	2019	10 - 40 Years
1	Orscheln Farm and Home	—	1997	2019	10 - 40 Years
1	Sharks Fish & Chicken	—	1985	2019	10 - 40 Years
1	ERA Capital	—	1999	2019	10 - 40 Years
1	O'Reilly Auto Parts	—	2006	2019	10 - 40 Years
1	Old Mexico Cantina	—	2007	2019	10 - 40 Years
2	Dollar General	—	2012 through 2015	2019	10 - 40 Years
1	Wings, Etc	—	2014	2019	10 - 40 Years
1	Touchstone Imaging	—	1992	2019	10 - 40 Years
1	Primanti Bros.	—	2014	2019	10 - 40 Years

		Accumulated Depreciation(1)	Date of Construction	Date Acquired	Life on which Depreciation in Latest Income Statement is Computed
1	Howlin Concrete	—	1930	2019	10 - 40 Years
1	Little Caesars	—	1996	2019	10 - 40 Years
1	Bigham Cable	—	1989	2019	10 - 40 Years
1	Consolidated Pipe	—	1987	2019	10 - 40 Years
1	The Atlanta Center for Foot & Ankle Surgery	—	1963	2019	10 - 40 Years
2	Affordable Care, Inc.	—	2008 through 2010	2019	10 - 40 Years
1	NAPA Auto Parts	—	2001	2019	10 - 40 Years
1	Bechheit	—	1986	2019	10 - 40 Years
1	Kings Wings N Things	—	1977	2019	10 - 40 Years
1	Robata	—	1980	2019	10 - 40 Years
1	Off the Hook Seafood & More	—	2007	2019	10 - 40 Years
1	Family Dollar Stores	—	1988	2019	10 - 40 Years
1	Mind 24-7	—	2008	2019	10 - 40 Years
1	Scooters Coffee	—	1972	2019	10 - 40 Years
1	Del Taco	—	1992	2019	10 - 40 Years
	Other	(3)
		$(2,750)
(1)Excludes accumulated depreciation of $220 related to personal property classified in our consolidated balance sheets as furniture, fixtures and equipment.

SERVICE PROPERTIES TRUST
NOTES TO SCHEDULE III
December 31, 2022
(dollars in thousands)

(A)The change in total cost of properties for the period from January 1, 2020 to December 31, 2022 is as follows:

	2022	2021	2020
Balance at beginning of year	$9,790,010	$10,630,560	$10,716,233
Additions: acquisitions and capital expenditures	106,588	86,016	99,141
Dispositions	(624,057)	(330,091)	(145,836)
Reclassification of properties held for sale	(98,090)	(596,475)	(38,978)
Balance at close of year	$9,174,451	$9,790,010	$10,630,560
(B)The change in accumulated depreciation for the period from January 1, 2020 to December 31, 2022 is as follows:

	2022	2021	2020
Balance at beginning of year	$3,069,348	$3,047,016	$2,851,121
Additions: depreciation expense	309,606	298,597	364,636
Dispositions	(618,132)	(153,699)	(143,814)
Reclassification of properties held for sale	(10,960)	(122,566)	(24,927)
Balance at close of year	$2,749,862	$3,069,348	$3,047,016
(C)The aggregate cost tax basis for federal income tax purposes of our real estate properties was $6,965,454 on December 31, 2022.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Service Properties Trust
By:	/s/ Todd W. Hargreaves
Todd W. Hargreaves President and Chief Investment Officer
Dated: February 28, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd W. Hargreaves	President and Chief Investment Officer	February 28, 2023
Todd W. Hargreaves

/s/ Brian E. Donley	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 28, 2023
Brian E. Donley

/s/ Laurie B. Burns	Independent Trustee	February 28, 2023
Laurie B. Burns

/s/ Robert E. Cramer	Independent Trustee	February 28, 2023
Robert E. Cramer

/s/ Donna D. Fraiche	Independent Trustee	February 28, 2023
Donna D. Fraiche

/s/ John L. Harrington	Independent Trustee	February 28, 2023
John L. Harrington

/s/ William A. Lamkin	Independent Trustee	February 28, 2023
William A. Lamkin

/s/ John G. Murray	Managing Trustee	February 28, 2023
John G. Murray

/s/ Adam D. Portnoy	Managing Trustee	February 28, 2023
Adam D. Portnoy