Form 10-Q
period 2023-03-31
Service Properties Trust
filed 2023-05-08
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of May 5, 2023: 165,445,995

SERVICE PROPERTIES TRUST
FORM 10-Q
March 31, 2023

References in this Quarterly Report on Form 10-Q to the Company, SVC, we, us or our include Service Properties Trust and our consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

Part I Financial Information
Item 1. Financial Statements
SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands, except share data)

	March 31, 2023	December 31, 2022
ASSETS
Real estate properties:
Land	$1,902,587	$1,902,587
Buildings, improvements and equipment	7,637,054	7,658,282
Total real estate properties, gross	9,539,641	9,560,869
Accumulated depreciation	(3,023,263)	(2,970,133)
Total real estate properties, net	6,516,378	6,590,736
Acquired real estate leases and other intangibles, net	241,985	252,357
Assets held for sale	1,452	121,905
Cash and cash equivalents	180,616	38,369
Restricted cash	15,220	7,051
Equity method investments	108,182	112,617
Investment in equity securities	102,485	53,055
Due from related persons	48,681	35,033
Other assets, net	267,167	277,068
Total assets	$7,482,166	$7,488,191

LIABILITIES AND SHAREHOLDERS’ EQUITY
Senior unsecured notes, net	$5,158,504	$5,655,530
Mortgage notes payable, net	551,789	—
Accounts payable and other liabilities	379,516	425,960
Due to related persons	10,452	17,909
Total liabilities	6,100,261	6,099,399

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 165,445,995 and 165,452,566, shares issued and outstanding, respectively	1,655	1,655
Additional paid in capital	4,555,328	4,554,861
Cumulative other comprehensive income	2,169	2,383
Cumulative net income available for common shareholders	2,529,229	2,503,279
Cumulative common distributions	(5,706,476)	(5,673,386)
Total shareholders’ equity	1,381,905	1,388,792
Total liabilities and shareholders’ equity	$7,482,166	$7,488,191
The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(amounts in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenues:
Hotel operating revenues	$334,796	$297,406
Rental income	94,413	96,358
Total revenues	429,209	393,764

Expenses:
Hotel operating expenses	299,566	290,343
Other operating expenses	3,905	2,269
Depreciation and amortization	100,039	104,113
General and administrative	10,911	11,989
Transaction related costs	887	1,177
Loss on asset impairment, net	—	5,500
Total expenses	415,308	415,391

Other operating income:
Gain on sale of real estate, net	41,898	5,548
Unrealized gains (losses) on equity securities, net	49,430	(10,260)
Interest income	2,786	273
Interest expense (including amortization of debt issuance costs and debt discounts and premiums of $5,232 and $5,913, respectively)	(81,580)	(92,344)
Loss on early extinguishment of debt	(44)	—
Income (loss) before income taxes and equity in earnings of an investee	26,391	(118,410)
Income tax benefit (expense)	3,780	(695)
Equity in losses of an investee	(4,221)	(717)
Net income (loss)	25,950	(119,822)
Other comprehensive income:
Equity interest in investee’s unrealized (losses) gains	(214)	4
Other comprehensive (loss) income	(214)	4
Comprehensive income (loss)	$25,736	$(119,818)

Weighted average common shares outstanding (basic and diluted)	164,867	164,667

Net loss per common share (basic and diluted)	$0.16	$(0.73)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data)

	Common Shares			Additional Paid in Capital	Cumulative Net Income Available for Common Shareholders	Cumulative Other Comprehensive Income (Loss)
	Number of Shares	Common Shares	Cumulative Common Distributions
							Total

Balance at December 31, 2022	165,452,566	$1,655	$(5,673,386)	$4,554,861	$2,503,279	$2,383	$1,388,792
Net income	—	—	—	—	25,950	—	25,950
Equity in unrealized losses of investees	—	—	—	—	—	(214)	(214)
Common share grants	—	—	—	514	—	—	514
Common share repurchases	(4,971)	—	—	(46)	—	—	(46)
Common share forfeitures	(1,600)	—	—	(1)			(1)
Distributions	—	—	(33,090)	—	—	—	(33,090)
Balance at March 31, 2023	165,445,995	$1,655	$(5,706,476)	$4,555,328	$2,529,229	$2,169	$1,381,905

Balance at December 31, 2021	165,092,333	$1,651	$(5,635,342)	$4,552,558	$2,635,660	$779	$1,555,306
Net loss	—	—	—	—	(119,822)	—	(119,822)
Equity in unrealized gains of investees	—	—	—	—	—	4	4
Common share grants	—	—	—	462	—	—	462
Common share forfeitures	(800)	—	—	—	—	—	—
Distributions	—	—	(1,651)	—	—	—	(1,651)
Balance at March 31, 2022	165,091,533	$1,651	$(5,636,993)	$4,553,020	$2,515,838	$783	$1,434,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$25,950	$(119,822)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	100,039	104,113
Net amortization of debt issuance costs, discounts and premiums as interest	5,232	5,913
Straight line rental income	2,448	1,973
Loss on early extinguishment of debt	44	—
Loss on asset impairment, net	—	5,500
Unrealized (gains) losses on equity securities, net	(49,430)	10,260
Equity in losses of an investee	4,221	717
Gain on sale of real estate	(41,898)	(5,548)
Other non-cash income, net	(781)	(836)
Changes in assets and liabilities:
Due from related persons	(16,889)	395
Other assets	4,254	6,729
Accounts payable and other liabilities	(18,492)	(21,980)
Due to related persons	(2,325)	603
Net cash provided by (used in) operating activities	12,373	(11,983)

Cash flows from investing activities:
Real estate improvements	(28,551)	(26,561)
Hotel managers’ purchases with restricted cash	(1,558)	(787)
Net proceeds from sale of real estate	144,361	66,218
Net cash provided by investing activities	114,252	38,870

Cash flows from financing activities:
Proceeds from mortgage notes payable, net of discounts	576,946	—
Repayment of mortgage notes payable	(163)	—
Repayment of senior unsecured notes	(500,000)	—
Deferred financing costs	(19,856)	(82)
Repurchase of common shares	(46)	—
Distributions to common shareholders	(33,090)	(1,651)
Net cash provided by (used in) financing activities	23,791	(1,733)
Increase in cash and cash equivalents and restricted cash	150,416	25,154
Cash and cash equivalents and restricted cash at beginning of period	45,420	947,418
Cash and cash equivalents and restricted cash at end of period	$195,836	$972,572

Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$180,616	$969,609
Restricted cash	15,220	2,963
Total cash and cash equivalents and restricted cash	$195,836	$972,572

Supplemental cash flow information:
Cash paid for interest	$91,614	$102,164
Cash paid for income taxes	$37	$581
Non-cash investing activities:
Real estate improvements accrued, not paid	$10,642	$7,901
The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 1. Organization and Basis of Presentation
Service Properties Trust, or we, us or our, is a real estate investment trust, or REIT, organized on February 7, 1995 under the laws of the State of Maryland, which invests in hotels and service-focused retail net lease properties. At March 31, 2023, we owned, directly and through our subsidiaries, 220 hotels and 765 net lease properties.
Basis of Presentation
The accompanying condensed consolidated financial statements of us are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2022, or our 2022 Annual Report. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair statement of results for the interim period, have been included. These condensed consolidated financial statements include our accounts and the accounts of our subsidiaries, all of which are 100% owned directly or indirectly by us. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods and those of our managers and tenants are not necessarily indicative of the results that may be expected for the full year.
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
We have determined that each of our wholly owned taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification™. We have concluded that we must consolidate each of our wholly owned TRSs because we are the entity with the power to direct the activities that most significantly impact such VIEs’ performance and we have the obligation to absorb losses or the right to receive benefits from each VIE that could be significant to the VIE and are, therefore, the primary beneficiary of each VIE. The assets of our TRSs were 156,423 and $142,542 as of March 31, 2023 and December 31, 2022, respectively, and consist primarily of our TRSs’ investment in Sonesta Holdco Corporation’s common stock and amounts due from and working capital advances to certain of our hotel managers. The liabilities of our TRSs were 105,826 and $82,454 as of March 31, 2023 and December 31, 2022, respectively, and consist primarily of amounts payable to certain of our hotel managers. The assets of our TRSs are available to satisfy our TRSs’ obligations and we have guaranteed certain obligations of our TRSs.
Note 2. Revenue Recognition
We report hotel operating revenues for managed hotels in our condensed consolidated statements of comprehensive income (loss). We generally recognize hotel operating revenues, consisting primarily of room and food and beverage sales, when goods and services are provided.
We report rental income for leased properties in our condensed consolidated statements of comprehensive income (loss). We recognize rental income from operating leases on a straight line basis over the term of the lease agreements. We reduced rental income by $2,448 and $1,973 for the three months ended March 31, 2023 and 2022, respectively, to record scheduled rent changes under certain of our leases, the deferred rent obligations payable to us under our leases with TravelCenters of America Inc., or TA, and the estimated future payments to us under our TA leases for the cost of removing underground storage tanks at our travel centers on a straight line basis. See Notes 5 and 10 for further information regarding our TA leases. Due from related persons includes $4,281 and $7,522 and other assets, net, includes $33,040 and $32,247 of straight line rent receivables at March 31, 2023 and December 31, 2022, respectively.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Certain of our lease agreements require additional percentage rent if gross revenues of our properties exceed certain thresholds defined in our lease agreements. We may determine percentage rent due to us under our leases monthly, quarterly or annually, depending on the specific lease terms, and recognize it when all contingencies are met and the rent is earned. We recorded percentage rent of $343 and $756 for the three months ended March 31, 2023 and 2022, respectively. We had deferred estimated percentage rent of $2,385 and $2,499 for the three months ended March 31, 2023 and 2022, respectively. See Note 5 for further information on this deferred estimated percentage rent.
Note 3. Weighted Average Common Shares
We calculate basic earnings per common share under the two class method. We calculate diluted earnings per share using the more dilutive of the two class method or the treasury stock method. Unvested share awards, and the related impact on earnings, are considered when calculating diluted earnings per share. For the three months ended March 31, 2023 and 2022, there were no dilutive common shares and certain unvested common shares were not included in the calculation of diluted earnings per share because to do so would have been antidilutive.
Note 4. Real Estate Properties
At March 31, 2023, we owned 220 hotels with an aggregate of 37,527 rooms or suites and 765 service-oriented retail properties with an aggregate of 13,319,743 square feet that are primarily subject to “triple net” leases, or net leases where the tenant is generally responsible for payment of operating expenses and capital expenditures of the property during the lease term. Our properties had an aggregate undepreciated carrying value of $9,541,018, including $1,377 related to properties classified as held for sale as of March 31, 2023.
We made capital expenditures at certain of our properties of $22,278 during the three months ended March 31, 2023.
Dispositions
During the three months ended March 31, 2023, we sold 18 properties for an aggregate sales price of $157,230, excluding closing costs, as presented in the table below. The sales of these properties do not represent significant dispositions, nor do they represent a strategic shift. As a result, the results of the operations of these properties are included in continuing operations through the date of sale in our condensed consolidated statements of comprehensive income (loss).

Quarter Sold	Property Type	Number of Properties	Rooms or Suites	Gross Sales Price	Gain on Sale
Properties sold during the three months ended March 31, 2023
Q1 2023	Hotels	18	2,526	$157,230	$41,898
As of March 31, 2023, we had four net lease properties with 9,667 square feet and an aggregate carrying value of $1,377 classified as held for sale.
From April 1, 2023 through May 5, 2023, we sold two net lease properties with 2,384 square feet and a carrying value of $648 for a sales price of $620.
We continue to market two net lease properties with 7,283 square feet for sale. See Note 5 for further information on our property sales.
Note 5. Management Agreements and Leases
As of March 31, 2023, we owned 220 hotels which were included in four operating agreements and 765 service oriented retail properties net leased to 179 tenants. We do not operate any of our properties.
At March 31, 2023, all 220 of our hotels were operated by subsidiaries of the following companies: Sonesta Holdco Corporation, or Sonesta (194 hotels), Hyatt Hotels Corporation, or Hyatt (17 hotels), Radisson Hospitality, Inc., or Radisson (eight hotels), and InterContinental Hotels Group, plc, or IHG (one hotel). At March 31, 2023, we owned 765 net lease properties with 179 tenants, including 177 travel centers leased to TA, our largest tenant. Hereinafter, these companies are sometimes referred to as our managers and/or tenants, or collectively, operators.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Hotel agreements
Sonesta agreement. As of March 31, 2023, Sonesta managed 39 of our full-service hotels, 111 of our extended stay hotels and 44 of our select service hotels pursuant to management agreements for all of the hotels. The hotels Sonesta managed for us comprised approximately 48.4% of our total historical real estate investments.
We sold 65 Sonesta branded hotels during the calendar year ended December 31, 2022, and we sold an additional two Sonesta branded hotels during the three months ended March 31, 2023. See Note 4 for further information regarding our disposition activity.
Our Sonesta agreement provides that we are paid an annual owner’s priority return if gross revenues of the hotels, after payment of hotel operating expenses and management and related fees (other than Sonesta’s incentive fee, if applicable), are sufficient to do so. The Sonesta agreement further provides that we are paid an additional return equal to 80% of the operating profits, as defined therein, after reimbursement of owner or manager advances, reserve established for the regular refurbishment of our hotels, or FF&E reserve, escrows and Sonesta’s incentive fee, if applicable. We realized returns of $30,237 and $3,029 during the three months ended March 31, 2023 and 2022, respectively, under our Sonesta agreement.
Pursuant to our Sonesta agreement, we incurred management, reservation and system fees and reimbursement costs for certain guest loyalty, marketing program and third-party reservation transmission fees of $26,136 and $23,797 for the three months ended March 31, 2023 and 2022, respectively. These fees and costs are included in hotel operating expenses in our condensed consolidated statements of comprehensive income (loss). In addition, we incurred procurement and construction supervision fees payable to Sonesta of $207 and $285 for the three months ended March 31, 2023 and 2022, respectively, which amounts have been capitalized in our condensed consolidated balance sheets and are depreciated over the estimated useful lives of the related capital assets.
Our Sonesta agreement requires us to fund capital expenditures that we approve at the hotels. We incurred capital expenditures for hotels included in our Sonesta agreement in an aggregate amount of $17,643 and $19,067 during the three months ended March 31, 2023 and 2022, respectively, which resulted in increases in our contractual annual owner’s priority returns of $1,059 and $1,144, respectively. Our annual priority return under our Sonesta agreement as of March 31, 2023 was $331,469. We owed Sonesta $5,555 and $4,633 for capital expenditures and other reimbursements at March 31, 2023 and December 31, 2022, respectively. Sonesta owed us $21,403 and $2,975 in owner’s priority returns and other amounts as of March 31, 2023 and December 31, 2022, respectively. Amounts due from Sonesta are included in due from related persons and amounts owed to Sonesta are included in due to related persons in our condensed consolidated balance sheets. Our agreement with Sonesta requires that 5% of the hotel gross revenues be escrowed for future capital expenditures as FF&E reserves, subject to available cash flows after payment of the owner’s priority returns due to us. No FF&E escrow deposits were required during the three months ended March 31, 2023 or 2022.
We are required to maintain working capital for each of our hotels managed by Sonesta and have advanced a fixed amount based on the number of rooms in each hotel to meet the cash needs for hotel operations. As of March 31, 2023 and December 31, 2022, we had advanced $47,990 and $48,580, respectively, of initial working capital to Sonesta net of any working capital returned to us on termination of the applicable management agreements in connection with hotels we have sold. These amounts are included in other assets in our condensed consolidated balance sheets. Any remaining working capital would be returned to us upon termination in accordance with the terms of our Sonesta agreement.
See Notes 6 and 10 for further information regarding our relationship, agreements and transactions with Sonesta.
Hyatt agreement. As of March 31, 2023, Hyatt managed 17 of our select service hotels pursuant to a portfolio management agreement that expires on March 31, 2031, or our Hyatt agreement, and provides that, as of March 31, 2023, we are to be paid an annual owner’s priority return of $12,773. Any returns we receive from Hyatt are currently limited to the hotels’ available cash flows, if any, after payment of operating expenses. Hyatt has provided us with a $30,000 limited guarantee for 75% of the aggregate annual owner's priority returns due to us that will become effective upon substantial completion of planned renovations of the hotels which we currently expect to occur by the end of 2023. We realized returns of $2,323 and $1,863 during the three months ended March 31, 2023 and 2022, respectively, under our Hyatt agreement. We did not incur capital expenditures for any of the hotels included in our Hyatt agreement during the three months ended March 31, 2023. We incurred capital expenditures for certain hotels included in our Hyatt agreement of $10,843 during the three months ended March 31, 2022, which resulted in an aggregate increase in our contractual annual owner’s priority returns of $651.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Radisson agreement. As of March 31, 2023, Radisson managed eight of our full service hotels pursuant to a portfolio management agreement that expires on July 31, 2031, or our Radisson agreement, and provides that we are to be paid an annual owner’s priority return of $10,200. Radisson has provided us with a $22,000 limited guarantee for 75% of the aggregate annual owner's priority returns due to us that became effective on January 1, 2023, subject to adjustment for planned renovations of certain of the hotels we currently expect to occur by the end of 2023. We realized returns of $1,565 and $454 during the three months ended March 31, 2023 and 2022, respectively, under our Radisson agreement. During the three months ended March 31, 2023, the hotels under this agreement generated cash flows that were less than the guaranteed owner’s priority level due to us for the period, and we reduced hotel operating expenses by $335 to record the guaranteed amount of the shortfall due from Radisson. The available balance of the guaranty was $21,665 as of March 31, 2023. We incurred capital expenditures of $2,375 for the hotels included in our Radisson agreement for the three months ended March 31, 2023 which resulted in an aggregate increase in our contractual owner’s priority returns of $143. We did not incur capital expenditures for any of the hotels included in our Radisson agreement during the three months ended March 31, 2022.
Marriott agreement. As of March 31, 2023, we have sold all 16 hotels previously managed by Marriott. We realized net operating losses of $2,762 and realized returns of $323 during the three months ended March 31, 2023 and 2022, respectively, under our Marriott agreement. We did not incur capital expenditures for any of the hotels included in our Marriott agreement during the three months ended March 31, 2023 or 2022.
Other. Our management agreement with IHG for one hotel expires on January 31, 2026. We realized returns of $763 and $130 during the three months ended March 31, 2023 and 2022, respectively under our IHG agreement. Any returns we receive from IHG are limited to the hotel’s available cash flows, if any, after payment of operating expenses.
Net lease portfolio
As of March 31, 2023, we owned 765 service-oriented retail net lease properties with 13,319,743 square feet with leases requiring annual minimum rents of $369,756 with a weighted (by annual minimum rents) average remaining lease term of 9.4 years. The portfolio was 97.4% leased by 179 tenants operating under 139 brands in 21 distinct industries.
TA leases. TA is our largest tenant, leasing 30.0% of our total historical real estate investments as of March 31, 2023. We lease to TA a total of 177 travel centers under five leases that expire between 2029 and 2035, subject to TA’s right to extend those leases, and require annual minimum rents of $246,110 as of March 31, 2023. In addition, TA was required to pay us previously deferred rent obligations in quarterly installments of $4,404 through January 31, 2023. TA paid us the final quarterly installment owed to us in January 2023.
We recognized rental income from our TA leases of $62,141 and $62,038 for the three months ended March 31, 2023 and 2022, respectively. Rental income was reduced by $3,241 and $3,344 for the three months ended March 31, 2023 and 2022, respectively, to record the deferred rent obligations under our TA leases and the estimated future payments to us by TA for the cost of removing underground storage tanks on a straight line basis. As of March 31, 2023 and December 31, 2022, we had receivables for current rent amounts owed to us by TA and straight line rent adjustments of $27,492 and $30,764, respectively. These amounts are included in due from related persons in our condensed consolidated balance sheets.
Our TA leases require TA to pay us percentage rent based upon increases in certain sales. We recognize percentage rent due under our TA leases as rental income when all contingencies are met. We did not recognize any percentage rent during the three months ended March 31, 2023 or 2022 under our TA leases. We had aggregate deferred percentage rent under our TA leases of $2,385 and $2,391 for the three months ended March 31, 2023 and 2022, respectively.
Our TA leases do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components. Under our TA leases, TA may request that we fund capital improvements in return for increases in TA’s annual minimum rent equal to 8.5% of the amounts funded. We did not fund any capital improvements to our properties that we leased to TA during either of the three months ended March 31, 2023 or 2022.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

On February 15, 2023, we and certain of our subsidiaries entered into a consent and amendment agreement, or the Consent Agreement, with TA and its subsidiary, TA Operating LLC, or together, the TCA Parties, and BP Products North America Inc., or BP, pursuant to which we and our applicable subsidiaries: (1) consented to TA’s entering into an agreement and plan of merger, or the TA Merger Agreement, with BP and its merger subsidiary, pursuant to which BP will acquire TA in a merger transaction, or the TA Merger, for cash consideration of $86.00 per share of the outstanding shares of common stock, par value $0.001 per share, of TA, or the TA common shares, and to the consummation of the TA Merger and the other transactions contemplated by the TA Merger Agreement; (2) agreed to amend and restate our subsidiaries’ existing lease and guaranty agreements with the applicable TCA Parties, effective at the time of the TA Merger; and (3) agreed to sell to TA certain tradenames and trademarks associated with TA’s business that we or our applicable subsidiaries own at their current book value of $89,400, effective at the time of the TA Merger. The TA Merger is subject to various customary conditions to closing, including the approval of TA stockholders owning a majority of the TA common shares outstanding, as well as regulatory approvals. The parties currently expect that the TA Merger will be completed during the second quarter of 2023.
Pursuant to the amended and restated lease agreements to be entered into at the effective time of the TA Merger, or the A&R Leases, for 176 of our travel center properties, the aggregate annual minimum rent due to our applicable subsidiaries will be $254,000, with annual 2% increases throughout the initial term and any renewal terms of the A&R Leases, and there will be no percentage rent requirement. The A&R Leases will each have an initial term of 10 years, with five 10-year extension options, and TA will prepay $188,000 of rent under the A&R Leases at the effective time of the TA Merger and will receive monthly rent credits totaling $25,000 per year over the 10-year initial term of the A&R Leases. In addition, TA will have a right of first offer with respect to certain potential sales of travel center properties included in the A&R Leases.
Pursuant to the amended and restated guaranty amendments to be entered into at the effective time of the TA Merger, or the A&R Guarantees, BP Corporation North America Inc. will guarantee payment under each of the A&R Leases. BP Corporation North America Inc.’s obligations under the A&R Guarantees will be limited by an initial aggregate cap of approximately $3,040,000.
For more information regarding our relationship with TA, including the TA Merger and related transactions, see Notes 6 and 10.
Our other net lease agreements generally provide for minimum rent payments and in addition may include variable payments. Rental income from operating leases, including any payments derived by index or market-based indices, is recognized on a straight line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining the lease term. We recognized rental income from our net lease properties (excluding TA) of $32,272 and $34,320 for the three months ended March 31, 2023 and 2022, respectively, which included $793 and $1,371, respectively, of adjustments to record scheduled rent changes under certain of our leases on a straight line basis.
We continually review receivables related to rent, straight line rent and property operating expense reimbursements and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes an assessment of whether substantially all of the amounts due under a tenant’s lease are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as cash is received. We recognize all changes in the collectability assessment for an operating lease as an adjustment to rental income. We recorded reserves for uncollectable amounts of $3,540 for the three months ended March 31, 2023 and reduced our reserves for uncollectable amounts and increased rental income by $507 for the three months ended March 31, 2022 based on our assessment of the collectability of rents. We had reserves for uncollectable rents of $11,209 and $7,697 as of March 31, 2023 and December 31, 2022, respectively, included in other assets in our condensed consolidated balance sheets.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 6. Other Investments
Equity method investment
As of both March 31, 2023 and December 31, 2022, we owned approximately 34% of Sonesta’s outstanding common stock. We account for our 34% non-controlling interest in Sonesta under the equity method of accounting.
As of both March 31, 2023 and December 31, 2022, our investment in Sonesta had a carrying value of $108,182 and $112,617, respectively. The cost basis of our investment in Sonesta exceeded our proportionate share of Sonesta’s total stockholders’ equity book value on the date of acquisition of our initial equity interest in Sonesta, February 27, 2020, by an aggregate of $8,000. As required under GAAP, we are amortizing this difference to equity in earnings of an investee over 31 years, the weighted average remaining useful life of the real estate assets and intangible assets and liabilities owned by Sonesta as of the date of our acquisition. We recorded amortization of the basis difference of $65 in each of the three months ended March 31, 2023 and 2022. We recognized losses of $4,156 and $652 related to our investment in Sonesta for the three months ended March 31, 2023 and 2022, respectively. These amounts are included in equity in losses of an investee in our condensed consolidated statements of comprehensive income (loss).
We recorded a liability for the fair value of our initial investment in Sonesta, as no cash consideration was exchanged related to the modification of our management agreement with, and investment in, Sonesta. This liability for our investment in Sonesta is included in accounts payable and other liabilities in our condensed consolidated balance sheet and is being amortized on a straight line basis through January 31, 2037, as a reduction to hotel operating expenses in our condensed consolidated statements of comprehensive income (loss). We reduced hotel operating expenses by $621 for each of the three months ended March 31, 2023 and 2022, respectively, for amortization of this liability. As of March 31, 2023 and December 31, 2022, the unamortized balance of this liability was $34,342 and $34,963, respectively.
In 2022, we funded an aggregate of $45,470 of capital contributions to Sonesta related to Sonesta’s acquisition of a portfolio of four hotels located in New York, New York. We continue to maintain our 34% ownership in Sonesta after giving effect to this funding.
Investment in equity securities
As of both March 31, 2023 and December 31, 2022, we owned 1,184,797 shares of TA common stock, representing approximately 7.8% of TA’s outstanding shares of common stock, and reported them at fair value based on quoted market prices (Level 1 inputs). Our TA shares had a carrying value of $102,485 and $53,055 as of March 31, 2023 and December 31, 2022, respectively. Our historical cost basis for these shares was $24,418 as of both March 31, 2023 and December 31, 2022. We recorded an unrealized gain of $49,430 and an unrealized loss of $10,260 for the three months ended March 31, 2023 and March 31, 2022, respectively, to adjust the carrying value of our investment in shares of TA common stock to its fair value.
In connection with the TA Merger Agreement, we entered into a voting agreement, or the Voting Agreement, with BP, pursuant to which, among other things, we agreed to vote all of our TA common shares in favor of the TA Merger and against any alternative acquisition proposal, including any superior proposal, as defined. We also agreed not to sell or transfer our TA common shares while the Voting Agreement remains in effect. Our obligations under the Voting Agreement terminate upon the earliest to occur of the effective time of the TA Merger, the valid termination of the TA Merger Agreement or the effective date of a written agreement by us and BP to terminate the Voting Agreement.
See Notes 5 and 10 for further information regarding our relationships, agreements and transactions with TA, including the TA Merger Agreement and related transactions, and Note 13 for further information regarding our investment in TA.
Note 7. Indebtedness
Our principal debt obligations at March 31, 2023 were: (1) $5,200,000 aggregate outstanding principal amount of senior unsecured notes; and (2) $610,037 aggregate outstanding principal amount of net lease mortgage notes. We had no amounts outstanding under our revolving credit facility as of March 31, 2023.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Our revolving credit facility is governed by a credit agreement, or our credit agreement, with a syndicate of institutional lenders and has a maturity date of July 15, 2023. We can borrow, repay and re-borrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. We are required to pay interest on borrowings under our revolving credit facility at the rate of LIBOR plus a premium, which was 250 basis points per annum, subject to a LIBOR floor of 0.50%, as of March 31, 2023. We also pay a facility fee, which was 30 basis points per annum at March 31, 2023, on the total amount of lending commitments under our revolving credit facility. Both the interest rate premium and the facility fee are subject to adjustment based upon, among other things, changes to our credit ratings. As of March 31, 2023, the annual interest rate payable on borrowings under our revolving credit facility was 7.36%. We had no borrowings outstanding under our revolving credit facility for the three months ended March 31, 2023. The weighted average annual interest rate for borrowings under our revolving credit facility was 2.85% for the three months ended March 31, 2022.
Our revolving credit facility is secured by 73 properties with an undepreciated book value of $1,560,880 as of March 31, 2023 to secure our obligations under the credit agreement.
Our debt agreements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR, ceasing to act as our business manager. Our debt agreements also contain covenants, including those that restrict our ability to incur debts or to make distributions under certain circumstances and generally require us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of our debt agreements as of March 31, 2023.
On February 10, 2023, our wholly owned, special purpose bankruptcy remote, indirect subsidiary, SVC ABS LLC, or the Issuer, issued $610,200 in aggregate principal amount of net lease mortgage notes. Net proceeds from this issuance were $550,564 after initial purchaser discounts and offering costs. The Issuer is a separate legal entity and is the sole owner of its assets and liabilities. The assets of the Issuer are not available to pay or otherwise satisfy obligations to the creditors of any owners or affiliates of the Issuer.
The Class A notes and the Class B notes require monthly principal repayments at an annualized rate of 0.50% and 0.25% of the balance outstanding, respectively, and the Class C notes require interest payments only, with balloon payments due at maturity. The notes mature in February 2028 and may be redeemed without penalty 24 months prior to the scheduled maturity date beginning in February 2026. The notes are non-recourse and are secured by 308 net lease retail properties owned by the Issuer which require annual minimum rents of $65,381 and had a gross book value of $754,913, as of March 31, 2023.
Our net lease mortgage notes are summarized below:

Note Class	Principal Outstanding as of March 31, 2023	Coupon Rate	Term (in years)	Maturity
Class A	$304,873	5.15%	5	February 2028
Class B	172,964	5.55%	5	February 2028
Class C	132,200	6.70%	5	February 2028
Total / weighted average	$610,037	5.60%
On March 8, 2023, we redeemed at par all of our outstanding 4.50% senior notes due in 2023 for a redemption price equal to the principal amount of $500,000, plus accrued and unpaid interest. As a result of the redemption, we recorded a loss on early extinguishment of debt of $44 in the three months ended March 31, 2023, which represented the unamortized issuance costs related to these notes.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 8. Shareholders' Equity
Distributions
During the three months ended March 31, 2023, we declared and paid regular quarterly distributions to common shareholders as follows:

Declaration Date	Record Date	Paid Date	Dividend Per Common Share	Total Distributions
January 12, 2023	January 23, 2023	February 16, 2023	$0.20	$33,090
On April 13, 2023, we declared a regular quarterly distribution to common shareholders of record as of April 24, 2023 of $0.20 per share, or approximately $33,090. We expect to pay this amount on or about May 18, 2023.
Share Purchases
During the three months ended March 31, 2023, we purchased an aggregate of 4,971 of our common shares valued at a weighted average price of $9.28 per share, from certain former officers and employees of RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. We withheld and purchased these shares at their fair market values based upon the trading price of our common shares at the close of trading on the Nasdaq Stock Market LLC, or Nasdaq, on the purchase dates.
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
We recognized net business management fees payable to RMR of $8,385 and $9,878 for the three months ended March 31, 2023 and 2022, respectively. Based on our common share total return, as defined in our business management agreement, as of each of March 31, 2023 and 2022, no incentive fees are included in the net business management fees we recognized for the three months ended March 31, 2023 or 2022. The actual amount of annual incentive fees for 2023, if any, will be based on our common share total return, as defined in our business management agreement, for the three-year period ending December 31, 2023, and will be payable in January 2024. We did not incur an incentive fee payable to RMR for the year ended December 31, 2022. We include business management fee amounts in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).
We recognized property management and construction supervision fees payable to RMR of $1,412 and $1,663 for the three months ended March 31, 2023 and 2022, respectively. Of those amounts, for the three months ended March 31, 2023 and 2022, $945 and $1,018, respectively, of property management fees were expensed to other operating expenses in our condensed consolidated statements of comprehensive income (loss) and $467 and $645, respectively, of construction and supervision fees were capitalized for the three months ended March 31, 2023 and 2022. The amounts capitalized are included in building, improvements and equipment in our condensed consolidated balance sheets and are being depreciated over the estimated useful lives of the related capital assets.
We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR on our behalf. We are generally not responsible for payment of RMR’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR employees assigned to work exclusively or partly at our net lease properties, our share of the wages, benefits and other related costs of RMR's centralized accounting personnel, our share of RMR’s costs for providing our internal audit function, and as otherwise agreed. We reimbursed RMR $1,003 and $764 for these expenses and costs for the three months ended March 31, 2023 and 2022, respectively. We included these amounts in other operating expenses and selling, general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income (loss).

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
TA. We lease 177 of our travel centers to TA under our TA leases. As of March 31, 2023, we owned approximately 7.8% of TA’s outstanding shares of common stock. RMR provides management services to both us and TA, and Adam D. Portnoy also serves as the chair of the board of directors and as a managing director of TA and, as of March 31, 2023, beneficially owned 661,505 shares of TA common stock (including through RMR), representing approximately 4.4% of TA’s outstanding shares of common stock.
See Notes 5, 6 and 13 for further information regarding our relationships, agreements, transactions and investments with TA.
Sonesta. Sonesta is a private company. Mr. Portnoy is the largest owner and controlling shareholder and a director of Sonesta. One of Sonesta’s other directors is our other Managing Trustee and former President and Chief Executive Officer, is Sonesta’s president and chief executive officer, and is an officer and employee of RMR. Sonesta’s other director serves as RMR’s and RMR Inc.’s executive vice president, general counsel and secretary, as a managing director of RMR Inc. and as our Secretary. RMR also provides certain services to Sonesta. As of March 31, 2023, we owned approximately 34% of Sonesta and Sonesta managed 194 of our hotels. See Notes 4, 5 and 6 for further information regarding our relationships, agreements and transactions with Sonesta.
Our Manager, RMR. We have two agreements with RMR to provide management services to us. See Note 9 for further information regarding our management agreements with RMR.
In connection with the TA Merger Agreement, on February 15, 2023, RMR entered into a voting agreement with BP pursuant to which RMR agreed to vote all of its shares of TA common stock in favor of the TA Merger and against any alternative acquisition proposal, including any superior proposal, as defined in the TA Merger Agreement.
For further information about these and certain other such relationships and certain other related person transactions, refer to our 2022 Annual Report.
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
During the three months ended March 31, 2023, we recognized an income tax benefit of $3,780, which includes $2,297 of state tax benefit and $1,483 of foreign tax benefit. During the three months ended March 31, 2022, we recognized an income tax expense of $695, which includes $581 of state tax expense and $114 of foreign tax expense.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 12. Segment Information
We aggregate our hotels and net lease portfolio into two reportable segments, hotel investments and net lease investments, based on their similar operating and economic characteristics.

	For the Three Months Ended March 31, 2023
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$334,796	$—	$—	$334,796
Rental income	—	94,413	—	94,413
Total revenues	334,796	94,413	—	429,209

Expenses:
Hotel operating expenses	299,566	—	—	299,566
Other operating expenses	—	3,905	—	3,905
Depreciation and amortization	53,385	46,654	—	100,039
General and administrative	—	—	10,911	10,911
Transaction related costs	—	—	887	887
Total expenses	352,951	50,559	11,798	415,308

Gain on sale of real estate, net	41,898	—	—	41,898
Unrealized gains on equity securities, net	—	—	49,430	49,430
Interest income	30	2	2,754	2,786
Interest expense	—	(6,322)	(75,258)	(81,580)
Loss on early extinguishment of debt	—	—	(44)	(44)
Income (loss) before income taxes and equity in earnings of an investee	23,773	37,534	(34,916)	26,391
Income tax benefit	—	—	3,780	3,780
Equity in losses of an investee	—	—	(4,221)	(4,221)
Net income (loss)	$23,773	$37,534	$(35,357)	$25,950

	As of March 31, 2023
	Hotels	Net Lease	Corporate	Consolidated
Total assets	$3,833,782	$3,229,292	$419,092	$7,482,166

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

	For the Three Months Ended March 31, 2022
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$297,406	$—	$—	$297,406
Rental income	—	96,358	—	96,358
Total revenues	297,406	96,358	—	393,764

Expenses:
Hotel operating expenses	290,343	—	—	290,343
Other operating expenses	—	2,269	—	2,269
Depreciation and amortization	56,162	47,951	—	104,113
General and administrative	—	—	11,989	11,989
Transaction related costs	—	—	1,177	1,177
Loss on asset impairment	5,568	(68)	—	5,500
Total expenses	352,073	50,152	13,166	415,391

Gain on sale of real estate, net	4,990	558	—	5,548
Unrealized loss on equity securities, net	—	—	(10,260)	(10,260)
Interest income	—	—	273	273
Interest expense	—	—	(92,344)	(92,344)
Income (loss) before income taxes and equity in earnings of an investee	(49,677)	46,764	(115,497)	(118,410)
Income tax expense	—	—	(695)	(695)
Equity in losses of an investee	—	—	(717)	(717)
Net income (loss)	$(49,677)	$46,764	$(116,909)	$(119,822)

	As of December 31, 2022
	Hotels	Net Lease	Corporate	Consolidated
Total assets	$3,882,701	$3,376,295	$229,195	$7,488,191
Note 13. Fair Value of Assets and Liabilities
The table below presents certain of our assets carried at fair value at March 31, 2023, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

		Fair Value at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring Fair Value Measurement Assets:
Investment in TA (1)	$102,485	$102,485	$—	$—
(1)See Note 6 for further information regarding our investment in TA.
In addition to the assets included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, revolving credit facility, net lease mortgage notes payable and senior notes. At March 31, 2023 and December 31, 2022, the fair values of these additional financial instruments approximated their carrying values in our condensed consolidated balance sheets due to their short-term nature or floating interest rates, except as follows:

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

	March 31, 2023		December 31, 2022
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Senior Unsecured Notes, due 2023 at 4.50%	$—	$—	$499,925	$491,345
Senior Unsecured Notes, due 2024 at 4.65%	349,612	341,250	349,510	334,292
Senior Unsecured Notes, due 2024 at 4.35%	822,855	789,121	822,487	749,983
Senior Unsecured Notes, due 2025 at 4.50%	348,665	321,615	348,493	301,893
Senior Unsecured Notes, due 2025 at 7.50%	794,257	789,400	793,673	762,344
Senior Unsecured Notes, due 2026 at 5.25%	346,754	306,250	346,472	292,282
Senior Unsecured Notes, due 2026 at 4.75%	447,889	375,597	447,736	354,128
Senior Unsecured Notes, due 2027 at 4.95%	397,105	338,604	396,916	315,040
Senior Unsecured Notes, due 2027 at 5.50%	444,786	402,057	444,505	387,522
Net Lease Mortgage Notes, due 2028 at 5.60%	551,789	589,961	—	—
Senior Unsecured Notes, due 2028 at 3.95%	394,493	312,148	394,206	283,996
Senior Unsecured Notes, due 2029 at 4.95%	419,882	325,686	419,684	293,718
Senior Unsecured Notes, due 2030 at 4.375%	392,206	298,476	391,923	264,280
Total financial liabilities	$5,710,293	$5,190,165	$5,655,530	$4,830,823
(1)Carrying value includes unamortized discounts and premiums and issuance costs.
At March 31, 2023 and December 31, 2022, we estimated the fair values of our senior notes using an average of the bid and ask price of our then outstanding issuances of senior notes (Level 2 inputs). At March 31, 2023, we estimated the fair value of our net lease mortgage notes using discounted cash flow analyses and current prevailing market rates as of the measurement date (Level 3 inputs). As Level 3 inputs are unobservable, our estimated value may differ materially from the actual fair value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2022 Annual Report.
Overview (dollar amounts in thousands, except share amounts and per-room hotel data)
We are a REIT organized under the laws of the State of Maryland. As of March 31, 2023, we owned 985 properties in 46 states, the District of Columbia, Canada and Puerto Rico.
In response to inflationary pressures, the U.S. Federal Reserve has increased the federal funds rate multiple times since the beginning of 2022 and has signaled that further increases are likely to occur. These inflationary pressures and rising interest rates in the United States and globally have given rise to increasing concerns that the U.S. economy may soon enter an economic recession and they have caused disruptions in the financial markets. Consumer confidence, corporate travel and lodging demand will continue to be affected by economic and market conditions, unemployment levels, work from home policies, use of technologies and broader economic trends. Increased labor costs and other price inflation may continue to negatively impact our hotel operations and the operations of our tenants. An economic recession or continued or intensified disruptions in the financial markets could adversely affect our financial condition, operations at our hotels, our tenants, and their ability or willingness to renew our leases or pay rent to us, may restrict our ability to obtain new or replacement financing, would likely increase our cost of capital, and may cause the values of our properties and of our securities to decline.
Management Agreements and Leases. At March 31, 2023, we owned 220 hotels operated under four agreements. We leased all of these hotels to our wholly owned TRSs that are managed by hotel operating companies as of that date. At March 31, 2023, we owned 765 service-oriented properties with 179 tenants subject to “triple net” leases, where the tenants are generally responsible for the payment of operating expenses and capital expenditures. Our condensed consolidated statements of comprehensive income (loss) include hotel operating revenues and hotel operating expenses of our managed hotels and rental income and other operating expenses from our net lease properties.
Hotel Portfolio. As of March 31, 2023, we owned 220 hotels. In the three months ended March 31, 2023, the U.S. hotel industry generally realized increases in average daily rate, or ADR, revenue per available room, or RevPAR, and occupancy compared to the corresponding 2022 periods. The following table provides a summary for all our hotels of these revenue metrics for the periods presented, which we believe are key indicators of performance at our hotels.

	Three Months Ended March 31,
	2023	2022	Change
All Hotels
No. of hotels	220	298	(78)
No. of rooms or suites	37,527	47,285	(9,758)
Occupancy	57.6%	53.3%	4.3	pts
ADR	$138.73	$115.24	20.4%
RevPAR	$79.91	$61.42	30.1%
Comparable Hotels Data. We present RevPAR, ADR and occupancy for the periods presented on a comparable basis to facilitate comparisons between periods. We generally define comparable hotels as those that were owned by us and were open and operating for the entire periods being compared. For the three months ended March 31, 2023 and 2022, our comparable results exclude one hotel that had suspended operations during part of the periods presented. The following table provides a summary of these revenue metrics for the periods presented.

	Three Months Ended March 31,
	2023	2022	Change
Comparable Hotels
No. of hotels	219	219	—
No. of rooms or suites	37,429	37,429	—
Occupancy	57.7%	53.9%	3.8	pts
ADR	$138.73	$121.77	13.9%
RevPAR	$80.05	$65.63	22.0%
Net Lease Portfolio. As of March 31, 2023, we owned 765 service-oriented retail properties with 13,319,743 square feet leased to 179 tenants subject to “triple net” leases (where the tenants are responsible for payments of operating expenses and capital expenditures) requiring annual minimum rent of $369,756. Our net lease portfolio was 97.4% occupied as of March 31, 2023 with a weighted (by annual minimum rent) lease term of 9.4 years, operating under 139 brands in 21 distinct industries. TA is our largest tenant. As of March 31, 2023, we leased 177 of our travel centers to TA under five leases that expire between 2029 and 2035 and require annual minimum rents of $246,110.
As disclosed elsewhere in this Quarterly Report on Form 10-Q, in connection with the TA Merger, we entered into the Consent Agreement, pursuant to which, among other things, we agreed to amend and restate our existing TA lease and guaranty agreements, effective as of the time of the TA Merger.
Additional details of our hotel operating agreements and our net lease agreements are set forth in Notes 5 and 10 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the tables and notes thereto below.

Results of Operations (dollar amounts in thousands, except share amounts)
Three Months Ended March 31, 2023 compared to the Three Months Ended March 31, 2022

	For the Three Months Ended March 31,
			Increase	% Increase
	2023	2022	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$334,796	$297,406	$37,390	12.6%
Rental income	94,413	96,358	(1,945)	(2.0)%
Total revenues	429,209	393,764	35,445	9.0%

Expenses:
Hotel operating expenses	299,566	290,343	9,223	3.2%
Other operating expenses	3,905	2,269	1,636	72.1%
Depreciation and amortization - hotels	53,385	56,162	(2,777)	(4.9)%
Depreciation and amortization - net lease properties	46,654	47,951	(1,297)	(2.7)%
Total depreciation and amortization	100,039	104,113	(4,074)	(3.9)%
General and administrative	10,911	11,989	(1,078)	(9.0)%
Transaction related costs	887	1,177	(290)	(24.6)%
Loss on asset impairment, net	—	5,500	(5,500)	(100.0)%
Total expenses	415,308	415,391	(83)	—%

Other operating income:
Gain on sale of real estate, net	41,898	5,548	36,350	n/m
Unrealized gains (losses) on equity securities, net	49,430	(10,260)	59,690	n/m
Interest income	2,786	273	2,513	n/m
Interest expense	(81,580)	(92,344)	10,764	11.7%
Loss on early extinguishment of debt	(44)	—	(44)	n/m
Income (loss) before income taxes and equity in losses of an investee	26,391	(118,410)	144,801	(122.3)%
Income tax benefit (expense)	3,780	(695)	4,475	n/m
Equity in losses of an investee	(4,221)	(717)	(3,504)	n/m
Net income (loss)	$25,950	$(119,822)	$145,772	121.7%

Weighted average shares outstanding (basic and diluted)	164,867	164,667	200	0.1%

Net income (loss) per common share (basic and diluted)	$0.16	$(0.73)	$0.89	(121.9)%
References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended March 31, 2023, compared to the three months ended March 31, 2022.
Hotel operating revenues. The increase in hotel operating revenues is primarily a result of higher occupancies and average rates at certain of our hotels in the 2023 period ($72,500), partially offset by the sale of certain hotels since January 1, 2022 ($35,110). Additional operating statistics of our hotels are included in the table on page 28.
Rental income. The decrease in rental income is primarily a result of an increase in reserves for uncollectable amounts in the 2023 period.
Hotel operating expenses. The increase in hotel operating expenses is primarily a result of an increase in occupancy at certain managed hotels resulting in an increase in wages and benefits ($28,664), an increase in rooms, food and beverage, marketing and sales expenses, management fees and other operating expenses ($16,892), partially offset by a decrease in real estate taxes and the sale of certain hotels since January 1, 2022 ($36,333).
Other operating expenses. The increase in other operating expenses is primarily the result of higher operating expenses at certain net lease properties, partially offset by the sale of certain net lease properties since January 1, 2022.

Depreciation and amortization - hotels. The decrease in depreciation and amortization - hotels is primarily a result of the sale of certain hotels and certain of our depreciable assets becoming fully depreciated ($4,473), partially offset by depreciation and amortization related to capital additions since January 1, 2022 ($1,696).
Depreciation and amortization - net lease properties. The decrease in depreciation and amortization - net lease properties is primarily a result of certain of our depreciable assets being fully depreciated ($1,362) and the sale of certain net lease properties since January 1, 2022 ($90), partially offset by depreciation and amortization related to capital additions since January 1, 2022 ($155).
General and administrative. The decrease in general and administrative costs is primarily due to a decrease in business management fees ($1,494), partially offset by an increase in legal and accounting fees ($560).
Transaction related costs. Transaction related costs for the three months ended March 31, 2023 primarily consisted of costs related to potential acquisitions. Transaction related costs for the three months ended March 31, 2022 are primarily expenses incurred related to our hotel rebranding activities.
Loss on asset impairment, net. We recorded a $5,500 loss on asset impairment during the three months ended March 31, 2022 to reduce the carrying value of 25 hotels to their estimated fair value less costs to sell.
Gain on sale of real estate, net. We recorded a $41,898 net gain on sale of real estate during the three months ended March 31, 2023 in connection with the sale of 18 hotels. We recorded a $5,548 net gain on sale of real estate during the three months ended March 31, 2022 in connection with the sale of five hotels and two net lease properties.
Unrealized gains (losses) on equity securities, net. Unrealized gains (losses) on equity securities, net represents the adjustment required to adjust the carrying value of our investment in shares of TA common stock to its fair value as of March 31, 2023 and 2022.
Interest income. The increase in interest income is primarily due to higher interest rates during the 2023 period.
Interest expense. The decrease in interest expense is primarily due to lower average outstanding borrowings in the 2023 period.
Loss on early extinguishment of debt. We recorded a loss on early extinguishment of debt in connection with our redemption of certain senior unsecured notes.

Income tax benefit (expense). The change from income tax expense to an income tax benefit in 2023 is primarily due to a decrease in our state and foreign taxes in the 2023 period.
Equity in losses of an investee. Equity in losses of an investee represents our proportionate share of the earnings of Sonesta.
Net income. Our net income and net income per common share (basic and diluted) each increased in the 2023 period compared to the 2022 period primarily due to the revenue and expense changes discussed above.
Liquidity and Capital Resources (dollar amounts in thousands, except share amounts)
Our Managers and Tenants
As of March 31, 2023, all 220 of our hotels were managed by four hotel operating companies. Our 765 net lease properties were leased to 179 tenants as of March 31, 2023. The costs of operating and maintaining our properties are generally paid by the hotel managers as agents for us or by our tenants for their own account. Our hotel managers and tenants derive their funding for property operating expenses and for returns and rents due to us generally from property operating revenues and, to the extent that these parties themselves fund our owner’s priority returns and rents, from their separate resources. As of March 31, 2023, our hotel managers included Sonesta (194 hotels), Hyatt (17 hotels), Radisson (eight hotels), and IHG (one hotel). TA is our largest tenant (177 travel centers).

We recorded reserves for uncollectable amounts of $3,540 for the three months ended March 31, 2023 and reduced our reserves for uncollectable amounts by $507 for the three months ended March 31, 2022 based on our assessment of the collectability of rents. We had reserves for uncollectable rents of $11,209 and $7,697 as of March 31, 2023 and December 31, 2022, respectively, included in other assets in our condensed consolidated balance sheets.
We define net lease coverage as earnings before interest, taxes, depreciation, amortization and rent, or EBITDAR, divided by the annual minimum rent due to us weighted by the minimum rent of the property to total minimum rents of the net lease portfolio. EBITDAR amounts used to determine rent coverage are generally for the latest twelve month period, based on the most recent operating information, if any, furnished by the tenant. Operating statements furnished by the tenant often are unaudited and, in certain cases, may not have been prepared in accordance with GAAP and are not independently verified by us. In instances where we do not have tenant financial information, we calculate an implied coverage ratio for the period based on other tenants with available financial statements operating the same brand or within the same industry. As a result, we believe using this implied coverage metric provides a more reasonable estimated representation of recent operating results and financial condition for those tenants. Our net lease properties generated coverage of 2.98x and 2.67x as of March 31, 2023 and 2022, respectively.
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
The following is a summary of our sources and uses of cash flows for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Cash and cash equivalents and restricted cash at the beginning of the period	$45,420	$947,418
Net cash provided by (used in):
Operating activities	12,373	(11,983)
Investing activities	114,252	38,870
Financing activities	23,791	(1,733)
Cash and cash equivalents and restricted cash at the end of the period	$195,836	$972,572
The change in cash provided by operating activities for the 2023 period compared to the cash used in operating activities for the 2022 period is primarily due to higher returns earned from our hotel portfolio and lower interest expense in the 2023 period. The increase in cash flows provided by investing activities in the 2023 period compared to the 2022 period is primarily due to an increase in proceeds from the sale of real estate. The change from cash flows used in financing activities in the 2022 period to cash flows provided by financing activities for the 2023 period is primarily due to the issuance of net lease mortgage notes, partially offset by repayment of senior unsecured notes and an increase in distributions to common shareholders in the 2023 period.
We maintain our qualification for taxation as a REIT under the IRC by meeting certain requirements. We lease 220 hotels to our wholly owned TRSs that are managed by hotel operating companies. As a REIT, we do not expect to pay federal income taxes on the majority of our income; however, the income realized by our TRSs in excess of the rent they pay to us is subject to U.S. federal income tax at corporate income tax rates. In addition, the income we receive from our hotels in Canada and Puerto Rico is subject to taxes in those jurisdictions and we are subject to taxes in certain states where we have properties despite our qualification for taxation as a REIT.

Our Investment and Financing Liquidity and Capital Resources
Our hotel operating agreements generally provide that, if necessary, we may provide our managers and tenants with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. During the three months ended March 31, 2023, we funded $19,993 for capital improvements in excess of FF&E reserves available to our hotels. We currently expect to fund $200,000 for capital improvements to certain hotels during the last nine months of 2023 using cash on hand.
Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. We own all the FF&E escrows for our hotels. During the three months ended March 31, 2023, certain of our hotel managers deposited $1,923 to these accounts and spent $1,558 from the FF&E reserve escrow accounts to renovate and refurbish our hotels. As of March 31, 2023, there was $7,479 on deposit in these escrow accounts, which was held directly by us and is reflected in our condensed consolidated balance sheets as restricted cash.
Our net lease portfolio leases do not require FF&E escrow deposits. However, tenants under these leases are required to maintain the leased properties, including structural and non-structural components. Tenants under certain of our net lease portfolio leases, including TA, may request that we purchase qualifying capital improvements to the leased facilities in return for minimum rent increases or we may agree to provide allowances for tenant improvements upon execution of new leases or when renewing our existing leases. We did not fund any capital improvements to our properties that we leased to TA during the three months ended March 31, 2023. Tenants are not obligated to request and we are not obligated to purchase any such improvements. During the three months ended March 31, 2023, we funded $219 for capital improvements to our other net lease properties. As disclosed elsewhere in this Quarterly Report on Form 10-Q, in connection with the TA Merger we entered into the Consent Agreement, pursuant to which, among other things, we agreed to amend and restate our existing TA lease and guaranty agreements, effective as of the time of the TA Merger. As of March 31, 2023, we had $2,515 of unspent leasing-related obligations related to certain net lease tenants.
During the three months ended March 31, 2023, we sold 18 hotels with 2,526 rooms for an aggregate sales price of $157,230, excluding closing costs. From April 1, 2023 through May 5, 2023, we sold two net lease properties with 2,384 square feet for an aggregate sales price of $620, excluding closing costs, and continue to market two additional net lease properties with 7,283 square feet for sale. We expect to use the proceeds from the asset sales for general business purposes, which may include the repayment of debt.
During the three months ended March 31, 2023, we declared and paid regular quarterly distributions to common shareholders using cash on hand as follows:

Declaration Date	Record Date	Paid Date	Dividend Per Common Share	Total Distributions
January 12, 2023	January 23, 2023	February 16, 2023	$0.20	$33,090
On April 13, 2023, we declared a regular quarterly distribution to common shareholders of record as of April 24, 2023 of $0.20 per share, or $33,090. We expect to pay this amount on or about May 18, 2023.
In order to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain an $800,000 revolving credit facility which is governed by our credit agreement. The maturity date of our revolving credit facility is July 15, 2023. We are required to pay interest at the rate of LIBOR plus a premium, which was 250 basis points per annum, subject to a LIBOR floor of 0.50% at March 31, 2023, on the amount outstanding under our revolving credit facility. We also pay a facility fee on the total amount of lending commitments under our revolving credit facility, which was 30 basis points per annum at March 31, 2023. Both the interest rate premium and the facility fee are subject to adjustment based upon changes to our credit ratings. We can borrow, subject to meeting certain financial covenants, repay and reborrow funds available under our revolving credit facility until maturity, and no principal repayment is due until maturity. As of March 31, 2023, the annual interest rate payable on borrowings under our revolving credit facility was 7.36%.
Our revolving credit facility is secured by 73 properties with an undepreciated book value of $1,560,880 as of March 31, 2023 to secure our obligations under the credit agreement.
As of March 31, 2023, we had no borrowings outstanding under our revolving credit facility.

Our term debt maturities (other than our revolving credit facility) as of March 31, 2023 were as follows:

Type	Year	Maturity
Senior unsecured notes	2024	$1,175,000
Senior unsecured notes	2025	1,150,000
Senior unsecured notes	2026	800,000
Senior unsecured notes	2027	850,000
Senior unsecured notes	2028	400,000
Net lease mortgage notes	2028	610,037
Senior unsecured notes	2029	425,000
Senior unsecured notes	2030	400,000
		$5,810,037
None of our unsecured debt obligations require principal or sinking fund payments prior to their maturity dates. Our mortgage notes require monthly principal payments as described in Part I, Item 3 of this Quarterly Report on Form 10-Q.
On February 10, 2023, the Issuer issued $610,200 in aggregate principal amount of net lease mortgage notes. The notes are non-recourse and secured by the assets of the Issuer, which includes 308 net lease properties with annual minimum rents of $65,381 and a gross book carrying value of $754,913 as of March 31, 2023. The net proceeds from this issuance were $550,564 after initial purchaser discounts and offering costs. We simultaneously announced the early redemption of our outstanding 4.50% Senior Notes due in 2023 at a redemption price equal to the principal amount of $500,000, plus accrued and unpaid interest to, but excluding the date of redemption. This redemption occurred March 8, 2023 using the proceeds from the net lease mortgage notes described.
The net lease mortgage notes are summarized as follows:

Note Class	S&P Rating	Principal Outstanding as of March 31, 2023	Coupon Rate	Term	Maturity
Class A	AAA	$304,873	5.15%	5 years	February 2028
Class B	AA	172,964	5.55%	5 years	February 2028
Class C	A	132,200	6.70%	5 years	February 2028
Total / weighted average		$610,037	5.60%

We currently expect to use cash on hand, the cash flows from our operations, borrowings under our revolving credit facility, net proceeds from any asset sales and net proceeds of offerings of equity or debt securities to fund our operations, capital expenditures, investments, future debt maturities, distributions to our shareholders and other general business purposes.
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

Our ability to complete, and the costs associated with, future debt transactions depends primarily upon credit market conditions and our then perceived creditworthiness. We have no control over market conditions. Our credit ratings depend upon evaluations by credit rating agencies of our business practices and plans, including our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity capital market conditions and our ability to conduct our business to maintain and grow our operating cash flows. We intend to conduct our business activities in a manner which will afford us reasonable access to capital for investment and financing activities. However, as discussed elsewhere in this Quarterly Report on Form 10-Q, the impacts of the current, and possibly future, inflationary conditions, increasing or sustained high interest rates and a possible recession are uncertain and may have various negative consequences on us and our operations, including a decline in financing availability and increased costs for financing. Further, such conditions could also disrupt the capital markets generally and limit our access to financing from public sources or on favorable terms, particularly if the global financial markets experience significant disruptions.
Debt Covenants
Our debt obligations at March 31, 2023 consisted of $5,200,000 of publicly issued term debt and $610,037 aggregate principal amounts of mortgage notes secured by 308 net lease properties. For further information regarding our indebtedness, see Note 7 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our publicly issued term debt is governed by our indentures and related supplements. These indentures and related supplements and our credit agreement contain covenants that generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, and require us to maintain various financial ratios. Our credit agreement, net lease mortgage notes and our unsecured senior notes, indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR ceasing to act as our business manager. As of March 31, 2023, we believe we were in compliance with all of the covenants under our indentures and their supplements, net lease mortgage notes and our credit agreement.
Senior Notes Indenture Covenants
The following table summarizes the results of the financial tests required by the indentures and related supplements for our senior unsecured notes as of March 31, 2023:

	Actual Results	Covenant Requirement
Total debt / adjusted total assets	54.8%	Maximum of 60%
Secured debt / adjusted total assets	5.8%	Maximum of 40%
Consolidated income available for debt service / debt service	1.90x	Minimum of 1.50x
Total unencumbered assets / unsecured debt	157.1%	Minimum 150%
Our ability to incur additional debt is subject to meeting the required covenant levels and subject to the provisions of our credit agreement and senior notes indentures.
Acceleration and Cross-Default
Neither our indentures and their supplements nor our credit agreement contain provisions for acceleration, which could be triggered by a change in our debt ratings. However, under our credit agreement, our highest senior debt rating is used to determine the fees and interest rates we pay. Accordingly, if that debt rating is downgraded, our interest expense and related costs under our revolving credit facility would increase.
Our public debt indentures and their supplements contain cross default provisions to any other debt of $20,000 or more ($50,000 or more in the case of our indenture entered into in February 2016 and its supplements). Similarly, our credit agreement has cross default provisions to other indebtedness that is recourse of $25,000 or more and indebtedness that is non-recourse of $75,000 or more.

Supplemental Guarantor Information
Our $800,000 of 7.50% unsecured senior notes due 2025, or the 2025 Notes, and our $450,000 of 5.50% unsecured senior notes due 2027, or the 2027 Notes, are fully and unconditionally guaranteed, on a joint and several basis and on a senior unsecured basis, by all of our subsidiaries, except for certain excluded subsidiaries, including our foreign subsidiaries and our subsidiaries pledged under our credit agreement. The notes and the guarantees will be effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness, respectively, to the extent of the value of the collateral securing such secured indebtedness, and will be structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. Our remaining $3,950,000 of senior unsecured notes do not have the benefit of any guarantees.
A subsidiary guarantor's guarantee of the 2025 Notes and 2027 Notes and all other obligations of such subsidiary guarantor under the indentures governing the notes will automatically terminate and such subsidiary guarantor will automatically be released from all of its obligations under such subsidiary guarantee and such indenture under certain circumstances, including on or after the date on which (a) the notes have received a rating equal to or higher than Baa2 (or the equivalent) by Moody’s Investor Services, or Moody’s, or BBB (or the equivalent) by Standard & Poor’s Ratings Services, or S&P, or if Moody’s or S&P ceases to rate the notes for reasons outside of our control, the equivalent investment grade rating from any other rating agency and (b) no default or event of default has occurred and is continuing under the indenture. Our non-guarantor subsidiaries are separate and distinct legal entities and will have no obligation, contingent or otherwise, to pay any amounts due on these notes or the guarantees, or to make any funds available therefor, whether by dividend, distribution, loan or other payments. The rights of holders of these notes to benefit from any of the assets of our non-guarantor subsidiaries are subject to the prior satisfaction of claims of those subsidiaries' creditors and any preferred equity holders. As a result, these notes and the related guarantees will be structurally subordinated to all indebtedness, guarantees and other liabilities of our subsidiaries that do not guarantee these notes, including guarantees of or pledges under other indebtedness of ours, payment obligations under lease agreements, trade payables and preferred equity.
The following table presents summarized financial information for us and the subsidiary guarantors, on a combined basis after elimination of (i) intercompany transactions and balances among us and the subsidiary guarantors and (ii) equity in earnings from, and any investments in, any of our non-guarantor subsidiaries:

	As of March 31, 2023	As of December 31, 2022
Real estate properties, net (1)	$4,610,288	$5,316,318
Intercompany balances (2)	756,902	580,684
Other assets, net	717,011	723,092

Indebtedness, net	$5,158,504	$5,655,530
Other liabilities	349,498	366,936

Three Months Ended March 31, 2023
Revenues	$373,850
Expenses	489,267
Net loss	(115,417)
(1)Real estate properties, net as of March 31, 2023 includes $189,891 of properties owned directly by us and not included in the assets of the subsidiary guarantors.
(2)Intercompany balances represent receivables from non-guarantor subsidiaries.

Property and Operating Statistics (dollar amounts in thousands, except hotel statistics)
As of March 31, 2023, we owned and managed a diverse portfolio of hotels and net lease properties across the United States and in Puerto Rico and Canada with 148 distinct brands across 22 industries.
Hotel Portfolio
The following tables summarize the operating statistics, including ADR, occupancy and RevPAR reported to us by our hotel managers by hotel brand for the periods indicated. All operating data presented are based upon the operating results provided by our hotel managers for the indicated periods. We have not independently verified our managers’ operating data.

Comparable Hotels*			No. of Rooms or Suites	Occupancy				ADR			RevPAR
	Service Level	No. of Hotels		Three Months Ended March 31,				Three Months Ended March 31,			Three Months Ended March 31,
Brand				2023	2022	Change		2023	2022	Change	2023	2022	Change
Sonesta Hotels & Resorts	Full Service	22	7,149	56.9%	51.9%	5.0	pts	$152.38	$144.09	5.8%	$86.70	$74.78	15.9%
Royal Sonesta	Full Service	17	5,663	47.3%	36.8%	10.5	pts	238.96	210.61	13.5%	113.03	77.50	45.8%
Radisson Hotel	Full Service	5	1,149	65.4%	57.5%	7.9	pts	152.87	126.88	20.5%	99.98	72.96	37.0%
Crowne Plaza	Full Service	1	495	58.4%	43.4%	15.0	pts	139.80	121.33	15.2%	81.64	52.66	55.0%
Country Inn and Suites	Full Service	3	430	56.0%	52.2%	3.8	pts	123.16	107.10	15.0%	68.97	55.91	23.4%
Full Service Total/Average		48	14,886	53.9%	46.3%	7.6	pts	180.26	160.71	12.2%	97.16	74.41	30.6%
Sonesta Select	Select Service	44	6,427	51.1%	43.0%	8.1	pts	118.88	108.16	9.9%	60.75	46.51	30.6%
Hyatt Place	Select Service	17	2,107	63.9%	58.6%	5.3	pts	124.44	113.09	10.0%	79.52	66.27	20.0%
Select Service Total/Average		61	8,534	54.3%	46.9%	7.4	pts	120.50	109.69	9.9%	65.43	51.44	27.2%
Sonesta ES Suites	Extended Stay	60	7,643	63.5%	65.9%	(2.4)	pts	128.10	114.54	11.8%	81.34	75.48	7.8%
Sonesta Simply Suites	Extended Stay	50	6,366	64.4%	66.1%	(1.7)	pts	90.85	79.55	14.2%	58.51	52.58	11.3%
Extended Stay Total/Average		110	14,009	63.9%	66.0%	(2.1)	pts	111.16	98.76	12.6%	71.03	65.18	9.0%
Comparable Hotels Total/Average		219	37,429	57.7%	53.9%	3.8	pts	$138.73	$121.77	13.9%	$80.05	$65.63	22.0%

*We generally define comparable hotels as those that were owned by us and were open and operating for the entire periods being compared. For the three months ended March 31, 2023 and 2022, our comparable results excluded one hotel that had suspended operations during part of the periods presented.

All Hotels*			No. of Rooms or Suites	Occupancy				ADR			RevPAR
	Service Level	No. of Hotels		Three Months Ended March 31,				Three Months Ended March 31,			Three Months Ended March 31,
Brand				2023	2022		Change	2023	2022	Change	2023	2022	Change
Sonesta Hotels & Resorts	Full Service	22	7,149	56.9%	51.9%	5.0	pts	$152.38	$144.09	5.8%	$86.70	$74.78	15.9%
Royal Sonesta	Full Service	17	5,663	47.3%	36.8%		10.5 pts	238.96	210.61	13.5%	113.03	77.50	45.8%
Radisson Hotel	Full Service	5	1,149	65.4%	57.5%		7.9 pts	152.87	126.88	20.5%	99.98	72.96	37.0%
Crowne Plaza	Full Service	1	495	58.4%	43.4%		15.0 pts	139.80	121.33	15.2%	81.64	52.66	55.0%
Country Inn and Suites	Full Service	3	430	56.0%	52.2%		3.8 pts	123.16	107.10	15.0%	68.97	55.91	23.4%
Full Service Total/Average		48	14,886	53.9%	46.3%		7.6 pts	180.26	160.71	12.2%	97.16	74.41	30.6%
Sonesta Select	Select Service	44	6,427	51.1%	43.0%		8.1 pts	118.88	108.16	9.9%	60.75	46.51	30.6%
Hyatt Place	Select Service	17	2,107	63.9%	58.6%		5.3 pts	124.44	113.09	10.0%	79.52	66.27	20.0%
Select Service Total/Average		61	8,534	54.3%	46.9%		7.4 pts	120.50	109.69	9.9%	65.43	51.44	27.2%
Simply ES Suites	Extended Stay	60	7,643	63.5%	65.9%		(2.4) pts	128.10	114.54	11.8%	81.34	75.48	7.8%
Sonesta Simply Suites	Extended Stay	51	6,464	63.7%	65.1%		(1.4) pts	90.85	79.55	14.2%	57.87	51.79	11.7%
Extended Stay Total/Average		111	14,107	63.6%	65.5%		(1.9) pts	111.16	98.76	12.6%	70.70	64.69	9.3%
All Hotels Total/Average		220	37,527	57.6%	53.7%		3.9 pts	$138.73	$121.77	13.9%	$79.91	$65.39	22.2%

*Results of all hotels owned as of March 31, 2023. Excludes the results of hotels sold during the periods presented.
Net Lease Portfolio
As of March 31, 2023, our net lease properties were 97.4% occupied and we had 27 properties available for lease. During the three months ended March 31, 2023, we entered into lease renewals for 11,577 rentable square feet (two properties) at weighted (by rentable square feet) average rents that were 3.1% above the prior rents for the same space. The weighted (by rentable square feet) average lease term for these leases was 5.1 years. We also entered into a new lease for 3,671 rentable square feet for rent that was 38.8% above the prior rent for the same space. The lease term for this lease was 10.2 years.

As of March 31, 2023, our net lease tenants operated across more than 139 brands. The following table identifies the top ten brands based on annualized minimum rent.

	Brand	No. of Buildings	Investment (1)	Percent of Total Investment	Annualized Minimum Rent (2)	Percent of Total Annualized Minimum Rent	Coverage (3)

1.	TravelCenters of America	133	$2,289,189	44.8%	$169,067	45.7%	2.81	x
2.	Petro Stopping Centers	44	1,021,226	20.0%	77,043	20.8%	2.36	x
3.	The Great Escape	14	98,242	1.9%	7,711	2.1%	7.19	x
4.	Life Time Fitness	3	92,617	1.8%	5,770	1.6%	2.35	x
5.	AMC Theatres	8	77,722	1.5%	5,248	1.4%	1.36	x
6.	Buehler's Fresh Foods	5	76,469	1.5%	5,657	1.5%	3.48	x
7.	Heartland Dental	59	61,120	1.2%	4,629	1.3%	4.09	x
8.	Norms	10	53,673	1.1%	3,693	1.0%	2.07	x
9.	Express Oil Change	23	49,724	1.0%	3,717	1.0%	4.32	x
10.	Pizza Hut	40	45,285	0.9%	3,401	0.9%	1.94	x
	Other (4)	426	1,242,703	24.3%	83,820	22.7%	3.60	x
	Total	765	$5,107,970	100.0%	$369,756	100.0%	2.98	x
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
(3)See page 23 for our definition of coverage.
(4)Consists of 129 distinct brands with an average investment of $2,917 and average annual minimum rent of $197 per property.
As of March 31, 2023, our top ten net lease tenants based on annualized minimum rent are listed below.

	Tenant	Brand Affiliation	No. of Buildings	Investment (1)	Percent of Total Investment	Annualized Minimum Rent(2)	Percent of Total Annualized Minimum Rent	Coverage (3)

1.	TravelCenters of America Inc.	TravelCenters of America / Petro Stopping Centers	177	$3,310,415	64.8%	$246,110	66.6%	2.67x	(4)
2.	Universal Pool Co., Inc.	The Great Escape	14	98,242	1.9%	7,711	2.1%	7.19x
3.	Healthy Way of Life II, LLC	Life Time Fitness	3	92,617	1.8%	5,770	1.6%	2.35x
4.	American Multi-Cinema, Inc.	AMC Theatres	8	77,722	1.5%	5,248	1.4%	1.36x
5.	Styx Acquisition, LLC	Buehler's Fresh Foods	5	76,469	1.5%	5,657	1.5%	3.48x
6.	Professional Resource Development, Inc.	Heartland Dental	59	61,120	1.2%	4,629	1.3%	4.09x
7.	Norms Restaurants, LLC	Norms	10	53,673	1.1%	3,693	1.0%	2.07x
8.	Express Oil Change, L.L.C.	Express Oil Change	23	49,724	1.0%	3,717	1.0%	4.32x
9.	Pilot Travel Centers LLC	Flying J Travel Plaza	3	41,681	0.8%	3,247	0.9%	5.75x
10.	Capitol Racquet Sports, Inc.	Courthouse Athletic Club	4	39,688	0.8%	1,878	0.5%	1.35x
	Subtotal, top 10		306	3,901,351	76.4%	287,660	77.9%	2.84x
11.	Other (5)	Various	459	1,206,619	23.6%	82,096	22.1%	3.50x
	Total		765	$5,107,970	100.0%	$369,756	100.0%	2.98x
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
(3)See page 23 for our definition of coverage.

(4)TA is our largest tenant. We lease 177 travel centers (133 under the TravelCenters of America brand and 44 under the Petro Stopping Centers brand) to a subsidiary of TA under five master leases that expire in 2029, 2031, 2032, 2033 and 2035, respectively. TA has two renewal options for 15 years each for all of the travel centers. In addition to the payment of our minimum rent, the TA leases provide for payment to us of percentage rent based on increases in total non-fuel revenues over base levels (3.5% of non-fuel revenues above applicable base years). TA’s remaining deferred rent obligation of $4,404 was paid in January 2023. As disclosed elsewhere in this Quarterly Report on Form 10-Q, in connection with the TA Merger we entered into the Consent Agreement, pursuant to which, among other things, we agreed to amend and restate our existing TA lease and guaranty agreements, effective at the time of the TA Merger.
(5)Consists of 169 tenants with an average investment of $2,629 and average annual minimum rent of $179 per property.
As of March 31, 2023, our net lease tenants operated across 21 distinct industries within the service-oriented retail sector of the U.S. economy.

Industry	No. of Properties	Investment (1)	Percent of Total Investment	Annualized Minimum Rent (2)	Percent of Total Annualized Minimum Rent	Coverage (3)

Travel Centers	180	$3,352,096	65.6%	$249,357	67.4%	2.71	x
Restaurants-Quick Service	214	290,901	5.7%	19,735	5.3%	3.19	x
Restaurants-Casual Dining	53	192,320	3.8%	11,940	3.2%	2.43	x
Health and Fitness	13	186,368	3.6%	11,011	3.0%	1.95	x
Movie Theaters	18	160,044	3.1%	11,696	3.2%	1.48	x
Grocery Stores	19	129,152	2.5%	9,223	2.5%	4.05	x
Home Goods and Leisure	20	120,702	2.4%	9,838	2.7%	6.01	x
Automotive Equipment & Services	64	107,054	2.1%	7,665	2.1%	4.36	x
Medical, Dental Office	70	102,494	2.0%	8,268	2.2%	2.41	x
Automotive Dealers	8	62,550	1.2%	4,956	1.3%	5.73	x
Entertainment	4	61,436	1.2%	4,319	1.2%	3.12	x
Educational Services	9	55,319	1.1%	4,451	1.2%	1.79	x
General Merchandise Stores	4	55,112	1.1%	3,874	1.0%	2.86	x
Building Materials	29	33,280	0.7%	2,829	0.8%	7.39	x
Car Washes	5	28,658	0.6%	2,170	0.6%	3.45	x
Miscellaneous Manufacturing	5	24,148	0.5%	1,691	0.5%	18.01	x
Drug Stores and Pharmacies	7	19,251	0.4%	1,258	0.3%	0.59	x
Sporting Goods	3	17,742	0.3%	1,090	0.3%	5.15	x
Legal Services	5	11,362	0.2%	1,054	0.3%	1.89	x
Dollar Stores	3	2,971	0.1%	189	0.1%	2.69	x
Other	5	27,245	0.5%	3,142	0.8%	5.97	x
Vacant	27	67,765	1.3%	—	—%	—	x
Total	765	$5,107,970	100.0%	$369,756	100.0%	2.98	x
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
(3)See page 23 for our definition of coverage.

As of March 31, 2023, lease expirations at our net lease properties by year are as follows:

Year (1)	Square Feet	Annualized Minimum Rent Expiring	Percent of Total Annualized Minimum Rent Expiring	Cumulative % of Total Minimum Rent Expiring

2023	209,044	$1,560	0.4%	0.4%
2024	769,082	9,902	2.7%	3.1%
2025	436,524	8,977	2.4%	5.5%
2026	1,050,697	11,669	3.2%	8.7%
2027	1,071,904	14,075	3.8%	12.5%
2028	566,378	9,793	2.6%	15.1%
2029	1,266,197	48,502	13.1%	28.2%
2030	138,590	4,175	1.1%	29.3%
2031	1,321,577	48,862	13.2%	42.5%
2032	1,267,177	53,793	14.6%	57.1%
2033	1,157,031	52,638	14.2%	71.3%
2034	144,247	3,817	1.0%	72.3%
2035	2,237,712	80,365	21.8%	94.1%
2036	558,374	8,095	2.2%	96.3%
2037	35,103	465	0.1%	96.4%
2038	66,700	1,184	0.3%	96.7%
2039	134,901	3,214	0.9%	97.6%
2040	115,142	2,406	0.7%	98.3%
2041	223,043	2,291	0.6%	98.9%
2042	—	—	0.0%	98.9%
2043	141,134	280	0.1%	99.0%
2044	—	—	0.0%	99.0%
2045	63,490	3,693	1.0%	100.0%
Total	12,974,047	$369,756	100%
(1)The year of lease expiration is pursuant to contract terms.
As of March 31, 2023, shown below is the list of our top ten states where our net lease properties are located. No other state represents more than 3% of our net lease annual minimum rents.

State	Square Feet	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent

Texas	1,176,854	$32,538	8.8%
Illinois	1,010,047	26,231	7.1%
Ohio	1,302,273	26,146	7.1%
California	399,045	24,351	6.6%
Georgia	597,248	20,476	5.5%
Arizona	476,651	16,575	4.5%
Florida	529,040	16,142	4.4%
Pennsylvania	543,959	15,758	4.3%
Indiana	612,239	15,239	4.1%
New Mexico	246,478	11,184	3.0%
Other	6,425,909	165,116	44.6%
Total	13,319,743	$369,756	100.0%

Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc., TA and Sonesta and others related to them. For further information about these and other such relationships and related person transactions, see Notes 5, 6 and 10 to our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2022 Annual Report, our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission, or SEC. In addition, see the section captioned “Risk Factors” in our 2022 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR or its subsidiaries provide management services.
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
A discussion of our critical accounting estimates is included in our 2022 Annual Report. There have been no significant changes in our critical accounting estimates since the year ended December 31, 2022.
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

Our calculations of FFO and Normalized FFO for the three months ended March 31, 2023 and 2022 and reconciliations of net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to those amounts appear in the following table (amounts in thousands, except per share amounts).

		For the Three Months Ended March 31,
		2023	2022
Net income (loss)		$25,950	$(119,822)
Add (Less):	Depreciation and amortization expense	100,039	104,113
	Loss on asset impairment (1)	—	5,500
	Gain on sale of real estate, net (2)	(41,898)	(5,548)
	Unrealized (gains) losses on equity securities, net (3)	(49,430)	10,260
	Adjustments to reflect our share of FFO attributable to an investee (4)	1,233	666
FFO		35,894	(4,831)
Add (less):	Transaction related costs (5)	887	1,177
	Loss on early extinguishment of debt (6)	44	—
	Adjustments to reflect our share of Normalized FFO attributable to an investee (4)	321	245
Normalized FFO		$37,146	$(3,409)

	Weighted average shares outstanding (basic and diluted) (7)	164,867	164,667

Basic and diluted per common share amounts:
	Net income (loss)	$0.16	$(0.73)
	FFO	$0.22	$(0.03)
	Normalized FFO	$0.23	$(0.02)
	Distributions declared per share	$0.20	$0.01
(1)We recorded a loss on asset impairment of $5,500 during the three months ended March 31, 2022 to reduce the carrying value of 25 hotels to their estimated fair value less costs to sell.
(2)We recorded a $41,898 net gain on sale of real estate during the three months ended March 31, 2023 in connection with the sale of 18 hotels. We recorded a $5,548 gain on sale of real estate during the three months ended March 31, 2022 in connection with the sale of five hotels and two net lease properties.
(3)Unrealized gains on equity securities, net represents the adjustment required to adjust the carrying value of our investment in shares of TA common stock to its fair value.
(4)Represents adjustments to reflect our proportionate share of FFO and normalized FFO related to our equity investment in Sonesta.
(5)Transaction related costs for the three months ended March 31, 2023 of $887 primarily consisted of costs related to potential acquisitions. Transaction related costs for the three months ended March 31, 2022 of $1,177 primarily consisted of expenses incurred related to our hotel rebranding activities.
(6)We recorded a $44 loss on extinguishment of debt during the three months ended March 31, 2023 related to the write off of deferred financing costs relating to our repayment of $500,000 of unsecured senior notes due in June 2023.
(7)Represents weighted average common shares adjusted to reflect the potential dilution of unvested share awards, if any.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands, except per share amounts)
We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates has not materially changed since December 31, 2022. Other than as described below, we do not currently foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.
Fixed Rate Debt
At March 31, 2023, our outstanding publicly tradable debt consisted of eleven issues of unsecured fixed rate senior notes and secured fixed rate net lease mortgage notes:

Debt	Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
Unsecured Senior Notes	$350,000	4.650%	$16,275	2024	Semi-Annually
Unsecured Senior Notes	825,000	4.350%	35,888	2024	Semi-Annually
Unsecured Senior Notes	350,000	4.500%	15,750	2025	Semi-Annually
Unsecured Senior Notes	800,000	7.500%	60,000	2025	Semi-Annually
Unsecured Senior Notes	350,000	5.250%	18,375	2026	Semi-Annually
Unsecured Senior Notes	450,000	4.750%	21,375	2026	Semi-Annually
Unsecured Senior Notes	400,000	4.950%	19,800	2027	Semi-Annually
Unsecured Senior Notes	450,000	5.500%	24,750	2027	Semi-Annually
Unsecured Senior Notes	400,000	3.950%	15,800	2028	Semi-Annually
Net Lease Mortgage Notes	610,037	5.600%	34,680	2028	Monthly
Unsecured Senior Notes	425,000	4.950%	21,038	2029	Semi-Annually
Unsecured Senior Notes	400,000	4.375%	17,500	2030	Semi-Annually
	$5,810,037		$301,231
No principal repayments are due under our unsecured senior notes until maturity. Our net lease mortgage notes require principal and interest payments through maturity pursuant to amortization schedules. Because these notes require interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are one percentage point higher than the rates shown above, our per annum interest cost would increase by approximately $58,100. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. The U.S. Federal Reserve has raised the federal funds rate multiple times since the beginning of 2022 and has signaled that further increases are likely to occur. Based on the balances outstanding at March 31, 2023 and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point change in interest rates would change the fair value of those debt obligations by approximately $157,184.
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
Floating Rate Debt
At March 31, 2023, we had no amounts outstanding under our revolving credit facility. The maturity date of our revolving credit facility is July 15, 2023. No principal repayments are required under our revolving credit facility prior to maturity and repayments may be made and redrawn subject to conditions at any time without penalty.

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
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at March 31, 2023 if we were fully drawn on our revolving credit facility.

	Impact of Increase in Interest Rates
	Interest Rate Per Year	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact (1)
At March 31, 2023	7.36%	$800,000	$58,880	$0.36
One percentage point increase	8.36%	$800,000	$66,880	$0.41
(1)Based on diluted weighted average common shares outstanding for the three months ended March 31, 2023.
The foregoing table shows the impact of an immediate change in floating interest rates as of March 31, 2023. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts under our revolving credit facility or other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.
LIBOR Phase Out
We are required to pay interest on borrowings under our revolving credit facility at floating rates based on LIBOR. LIBOR has been phased out for new contracts and is expected to be phased out for pre-existing contracts by June 30, 2023. We currently expect to enter into a new facility prior to the maturity of our existing facility; however, we currently expect that the determination of interest under our existing revolving credit facility will be revised as provided under our credit agreement or amended as necessary to provide for an alternative interest rate index. We expect that the alternative interest rate index would likely be the secured overnight financing rate, or SOFR, because interest rates based on SOFR have gained significant market adoption as the replacement to LIBOR for debt facilities similar to ours. Any alternative interest rate index that may replace LIBOR may result in changes to the amount of interest we are required to pay and could result in our paying increased interest amounts.

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
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Warning Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws that are subject to risks and uncertainties. These statements may include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions. These forward-looking statements include, among others, statements about: the pending TA Merger and related transactions, including our expected lease amendments, cash proceeds and credit quality of TA following the TA Merger; economic and market conditions and their potential impacts on us, our hotel managers and our tenants; expectations regarding demand for corporate travel and lodging; the sufficiency of our liquidity; our liquidity needs, sources and expected uses; our capital expenditure plans and commitments; our property dispositions and expected use of proceeds; and the amount and timing of future distributions.
Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from expected future results, performance or achievements expressed or implied in those forward-looking statements. Some of the risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•    Sonesta’s ability to successfully operate the hotels it manages for us,
•    Our ability and the ability of our managers and tenants to operate under unfavorable market and economic conditions, rising or sustained high interest rates, high inflation, labor market challenges, dislocation and volatility in the public equity and debt markets, geopolitical instability and economic recessions or downturns,
•    If and when business transient hotel business will return to historical pre-COVID-19 pandemic levels and whether any improved hotel industry conditions will continue, increase or be sustained,
•    Whether and the extent to which our managers and tenants will pay the contractual amounts of returns, rents or other obligations due to us,
•    Competition within the commercial real estate, hotel, transportation and travel center and other industries in which our managers and tenants operate, particularly in those markets in which our properties are located,
•    Our ability to repay or refinance our debts as they mature or otherwise become due,
•    Our ability to maintain sufficient liquidity, including the availability of borrowings under our revolving credit facility,
•    Our ability to pay interest on and principal of our debt,
•    Risks and conditions to the consummation of BP’s acquisition of TA and the amendments of our lease and guaranty arrangements with TA,
•    Our ability to acquire properties that realize our targeted returns,
•    Our ability to sell properties at prices we target,
•    Our ability to raise or appropriately balance the use of debt or equity capital,
•    Potential defaults under our management agreements and leases by our managers and tenants,

•    Our ability to increase hotel room rates and rents at our net leased properties as our leases expire in excess of our operating expenses and to grow our business,
•    Our ability to increase and maintain hotel room and net lease property occupancy at our properties,
•    Our ability to pay distributions to our shareholders and to increase or sustain the amount of such distributions,
•    The impact of increasing labor costs and shortages and commodity and other price inflation due to supply chain challenges or other market conditions,
•    Our ability to make cost-effective improvements to our properties that enhance their appeal to hotel guests and net lease tenants,
•    Our ability to engage and retain qualified managers and tenants for our hotels and net lease properties on satisfactory terms,
•    Our ability to diversify our sources of rents and returns that improve the security of our cash flows,
•    Our credit ratings,
•    The ability of our manager, RMR, to successfully manage us,
•    Actual and potential conflicts of interest with our related parties, including our Managing Trustees, TA, Sonesta, RMR and others affiliated with them,
•    Our qualification for taxation as a REIT under the IRC,
•    Our ability to realize benefits from the scale, geographic diversity, strategic locations and variety of service levels of our hotels,
•    Changes in federal or state tax laws,
•    Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,
•    Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•    Acts of terrorism, outbreaks or continuation of pandemics or other significant adverse public health safety events or conditions, war or other hostilities, supply chain disruptions, climate change or other man-made or natural disasters beyond our control, and
•    Other matters.
These risks, uncertainties and other factors are not exhaustive and should be read in conjunction with other cautionary statements that are included in our periodic filings. The information contained in our filings with the SEC, including under the caption “Risk Factors” in our periodic reports, or incorporated therein, identifies important factors that could cause differences from the forward-looking statements in this Quarterly Report on Form 10-Q. Our filings with the SEC are available on the SEC’s website and at www.sec.gov.
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

Part II Other Information
Item 1A. Risk Factors
There have been no material changes to risk factors from those we previously disclosed in our 2022 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended March 31, 2023:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2023 - January 31, 2023	1,199	$7.15	$—	$—
March 1, 2023 - March 31, 2023	3,772	9.96	—	—
Total	4,971	$9.28	$—	$—
(1)These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of certain former officers and employees of RMR in connection with the vesting of awards of common shares. We withheld and purchased these shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the purchase dates.

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

4.4
Supplemental Indenture No. 16, dated as of March 12, 2014, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 4.650% Senior Notes due 2024, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.)

4.5
Supplemental Indenture No. 17, dated as of September 12, 2014, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 4.50% Senior Notes due 2025, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.)

4.6
Indenture, dated as of February 3, 2016, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association). (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 4, 2016.)

4.7
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

4.9
Fourth Supplemental Indenture, dated as of October 26, 2017, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 3.950% Senior Notes due 2028, including form thereof. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.)

4.10
Fifth Supplemental Indenture, dated as of February 2, 2018, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 4.375% Senior Notes due 2030, including form thereof. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.)

4.11
Sixth Supplemental Indenture, dated as of September 18, 2019, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 4.350% Senior Notes due 2024, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 18, 2019.)

4.12
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
4.14
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

4.15
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

4.16
Supplemental Indenture, dated as of October 9, 2020, among the Company, Banner NewCo LLC, SVCN 3 LLC and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 7.50% Senior Notes due 2025. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.)

4.17
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

4.18
Supplemental Indenture, dated as of January 29, 2021, among the Company, SVC Gatehall Drive TRS LLC and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 7.50% Senior Notes due 2025. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.)

4.19
Supplemental Indenture, dated as of July 8, 2021, among the Company, SVCN 1 LLC, SVCN 4 LLC and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 7.50% Senior Notes due 2025. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.)

4.20
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

4.23
Supplemental Indenture, dated as of July 8, 2021, among the Company, SVCN 1 LLC, SVCN 4 LLC and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 5.50% Senior Notes due 2027. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.)

4.24
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
Dated: May 8, 2023

/s/ Brian E. Donley
Brian E. Donley
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: May 8, 2023