Form 10-Q
period 2023-06-30
Service Properties Trust
filed 2023-08-07
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of August 4, 2023: 165,464,624

SERVICE PROPERTIES TRUST
FORM 10-Q
June 30, 2023

References in this Quarterly Report on Form 10-Q to the Company, SVC, we, us or our include Service Properties Trust and our consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

Part I. Financial Information
Item 1. Financial Statements
SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands, except share data)

	June 30, 2023	December 31, 2022
ASSETS
Real estate properties:
Land	$1,975,339	$1,902,587
Buildings, improvements and equipment	7,705,657	7,658,282
Total real estate properties, gross	9,680,996	9,560,869
Accumulated depreciation	(3,066,018)	(2,970,133)
Total real estate properties, net	6,614,978	6,590,736
Acquired real estate leases and other intangibles, net	145,597	252,357
Assets held for sale	14,080	121,905
Cash and cash equivalents	434,867	38,369
Restricted cash	15,758	7,051
Equity method investments	108,913	112,617
Investment in equity securities	—	53,055
Due from related persons	30,017	35,033
Other assets, net	285,441	277,068
Total assets	$7,649,651	$7,488,191

LIABILITIES AND SHAREHOLDERS’ EQUITY
Senior unsecured notes, net	$5,161,403	$5,655,530
Mortgage notes payable, net	554,058	—
Accounts payable and other liabilities	584,522	425,960
Due to related persons	10,593	17,909
Total liabilities	6,310,576	6,099,399

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 165,483,834 and 165,452,566, shares issued and outstanding, respectively	1,655	1,655
Additional paid in capital	4,556,650	4,554,861
Cumulative other comprehensive income	2,384	2,383
Cumulative net income available for common shareholders	2,517,951	2,503,279
Cumulative common distributions	(5,739,565)	(5,673,386)
Total shareholders’ equity	1,339,075	1,388,792
Total liabilities and shareholders’ equity	$7,649,651	$7,488,191
The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Hotel operating revenues	$404,327	$418,984	$739,123	$716,390
Rental income	99,452	96,793	193,865	193,151
Total revenues	503,779	515,777	932,988	909,541

Expenses:
Hotel operating expenses	309,100	325,194	608,666	615,537
Other operating expenses	4,372	3,179	8,277	5,650
Depreciation and amortization	94,571	100,520	194,610	204,633
General and administrative	12,420	12,665	23,331	24,452
Transaction related costs	931	743	1,818	1,920
Loss on asset impairment, net	9,005	3,048	9,005	8,548
Total expenses	430,399	445,349	845,707	860,740

Other operating income:
(Loss) gain on sale of real estate, net	(62)	38,851	41,836	44,399
(Loss) gain on equity securities, net	(593)	(10,059)	48,837	(20,319)
Interest income	3,468	1,021	6,254	1,294
Interest expense (including amortization of debt issuance costs and debt discounts and premiums of $6,804, $5,021, $12,036 and $10,934, respectively)	(82,503)	(89,820)	(164,083)	(182,164)
Loss on early extinguishment of debt	(238)	(791)	(282)	(791)
(Loss) income before income taxes and equity in earnings of an investee	(6,548)	9,630	19,843	(108,780)
Income tax expense	(5,247)	(473)	(1,467)	(1,168)
Equity in earnings (losses) of an investee	517	2,193	(3,704)	1,476
Net (loss) income	(11,278)	11,350	14,672	(108,472)
Other comprehensive income:
Equity interest in investee’s unrealized gains	215	46	1	50
Other comprehensive income	215	46	1	50
Comprehensive (loss) income	$(11,063)	$11,396	$14,673	$(108,422)

Weighted average common shares outstanding (basic and diluted)	164,902	164,677	164,884	164,672

Net (loss) income per common share (basic and diluted)	$(0.07)	$0.07	$0.09	$(0.66)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(dollars in thousands, except share data)

	Common Shares			Additional Paid in Capital	Cumulative Net Income Available for Common Shareholders	Cumulative Other Comprehensive Income (Loss)
	Number of Shares	Common Shares	Cumulative Common Distributions
							Total

Balance at December 31, 2022	165,452,566	$1,655	$(5,673,386)	$4,554,861	$2,503,279	$2,383	$1,388,792
Net income	—	—	—	—	25,950	—	25,950
Equity in unrealized losses of investees	—	—	—	—	—	(214)	(214)
Common share grants	—	—	—	514	—	—	514
Common share repurchases	(4,971)	—	—	(46)	—	—	(46)
Common share forfeitures	(1,600)	—	—	(1)			(1)
Distributions	—	—	(33,090)	—	—	—	(33,090)
Balance at March 31, 2023	165,445,995	1,655	(5,706,476)	4,555,328	2,529,229	2,169	1,381,905
Net loss	—	—	—	—	(11,278)	—	(11,278)
Equity in unrealized gains of investees	—	—	—	—	—	215	215
Common share grants	56,000	—	—	1,474	—	—	1,474
Common share repurchases	(16,761)	—	—	(150)	—	—	(150)
Common share forfeitures	(1,400)	—	—	(2)	—	—	(2)
Distributions	—	—	(33,089)	—	—	—	(33,089)
Balance at June 30, 2023	165,483,834	$1,655	$(5,739,565)	$4,556,650	$2,517,951	$2,384	$1,339,075

Balance at December 31, 2021	165,092,333	$1,651	$(5,635,342)	$4,552,558	$2,635,660	$779	$1,555,306
Net loss	—	—	—	—	(119,822)	—	(119,822)
Equity in unrealized gains of investees	—	—	—	—	—	4	4
Common share grants	—	—	—	462	—	—	462
Common share forfeitures	(800)	—	—	—	—	—	—
Distributions	—	—	(1,651)	—	—	—	(1,651)
Balance at March 31, 2022	165,091,533	1,651	(5,636,993)	4,553,020	2,515,838	783	1,434,299
Net income	—	—	—	—	11,350	—	11,350
Equity in unrealized gains of investees	—	—	—	—	—	46	46
Common share grants	49,000	—	—	836	—	—	836
Common share repurchases	(478)
Common share forfeitures	(1,600)	—	—	(8)	—	—	(8)
Distributions	—	—	(1,651)	—	—	—	(1,651)
Balance at June 30, 2022	165,138,455	$1,651	$(5,638,644)	$4,553,848	$2,527,188	$829	$1,444,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$14,672	$(108,472)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	194,610	204,633
Net amortization of debt issuance costs, discounts and premiums as interest	12,036	10,934
Straight line rental income	(319)	3,685
Loss on early extinguishment of debt	282	791
Loss on asset impairment, net	9,005	8,548
(Gain) loss on equity securities, net	(48,837)	20,319
Equity in losses (earnings) of an investee	3,704	(1,476)
Gain on sale of real estate	(41,836)	(44,399)
Other non-cash income, net	(546)	(1,305)
Changes in assets and liabilities:
Due from related persons	(3,667)	(17,621)
Other assets	10,006	3,148
Accounts payable and other liabilities	182,792	(4,530)
Due to related persons	(3,399)	(14,958)
Net cash provided by operating activities	328,503	59,297

Cash flows from investing activities:
Acquisition of real estate properties	(165,688)	—
Proceeds from sale of TA common shares	101,892	—
Proceeds from sale of tradenames and trademarks	89,400	—
Real estate improvements	(63,562)	(41,098)
Hotel managers’ purchases with restricted cash	(3,041)	(2,459)
Net proceeds from sale of real estate	144,959	488,365
Investment in Sonesta	—	(45,470)
Net cash provided by investing activities	103,960	399,338

Cash flows from financing activities:
Proceeds from mortgage notes payable, net of discounts	576,946	—
Repayment of mortgage notes payable	(653)	—
Repayment of senior unsecured notes	(500,000)	(500,000)
Repayments of revolving credit facility	—	(200,000)
Deferred financing costs	(37,176)	(2,642)
Repurchase of common shares	(196)	(4)
Distributions to common shareholders	(66,179)	(3,302)
Net cash used in financing activities	(27,258)	(705,948)
Increase (decrease) in cash and cash equivalents and restricted cash	405,205	(247,313)
Cash and cash equivalents and restricted cash at beginning of period	45,420	947,418
Cash and cash equivalents and restricted cash at end of period	$450,625	$700,105

Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$434,867	$635,204
Restricted cash	15,758	64,901
Total cash and cash equivalents and restricted cash	$450,625	$700,105

Supplemental cash flow information:
Cash paid for interest	$152,294	$180,893
Cash paid for income taxes	$1,398	$1,515
Non-cash investing activities:
Real estate improvements accrued, not paid	$17,081	$6,189
The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 1. Organization and Basis of Presentation
Service Properties Trust, or we, us or our, is a real estate investment trust, or REIT, organized on February 7, 1995 under the laws of the State of Maryland, which invests in hotels and service-focused retail net lease properties. At June 30, 2023, we owned, directly and through our subsidiaries, 221 hotels and 763 net lease properties.
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
We have determined that each of our wholly owned taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification™. We have concluded that we must consolidate each of our wholly owned TRSs because we are the entity with the power to direct the activities that most significantly impact such VIEs’ performance and we have the obligation to absorb losses or the right to receive benefits from each VIE that could be significant to the VIE and are, therefore, the primary beneficiary of each VIE. The assets of our TRSs were $164,718 and $142,542 as of June 30, 2023 and December 31, 2022, respectively, and consist primarily of our TRSs’ investment in Sonesta Holdco Corporation’s common stock and amounts due from and working capital advances to certain of our hotel managers. The liabilities of our TRSs were $107,478 and $82,454 as of June 30, 2023 and December 31, 2022, respectively, and consist primarily of amounts payable to certain of our hotel managers. The assets of our TRSs are available to satisfy our TRSs’ obligations and we have guaranteed certain obligations of our TRSs.
Note 2. Revenue Recognition
We report hotel operating revenues for managed hotels in our condensed consolidated statements of comprehensive income (loss). We generally recognize hotel operating revenues, consisting primarily of room and food and beverage sales, when goods and services are provided.
We report rental income for leased properties in our condensed consolidated statements of comprehensive income (loss). We recognize rental income from operating leases on a straight line basis over the term of the lease agreements. We increased rental income by $2,767 and reduced rental income by $1,712 for the three months ended June 30, 2023 and 2022, respectively, and increased rental income by $319 and reduced rental income by $3,685 for the six months ended June 30, 2023 and 2022, respectively, to record scheduled rent changes under certain of our leases on a straight line basis. Due from related persons included $7,522 of straight line rent receivables related to our TravelCenters of America Inc., or TA, leases at December 31, 2022. TA was no longer a related party as of June 30, 2023. Other assets, net, includes $40,887 and $32,247 of straight line rent receivables at June 30, 2023 and December 31, 2022, respectively. See Notes 5 and 10 for further information regarding our TA leases.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Certain of our lease agreements require additional percentage rent if gross revenues of our properties exceed certain thresholds defined in our lease agreements. We determine percentage rent due to us under our leases monthly, quarterly or annually, as applicable, depending on the specific lease terms, and recognize it when all contingencies are met and the rent is earned. We recorded percentage rent of $4,449 and $385 for the three months ended June 30, 2023 and 2022, respectively, and $4,792 and $1,141 for the six months ended June 30, 2023 and 2022, respectively. We had no deferred estimated percentage rent for either the three or six months ended June 30, 2023. We had deferred estimated percentage rent of $2,839 and $5,338 for the three and six months ended June 30, 2022, respectively. See Note 5 for further information on this deferred estimated percentage rent.
Note 3. Weighted Average Common Shares
We calculate basic earnings per common share under the two class method. We calculate diluted earnings per share using the more dilutive of the two class method or the treasury stock method. Unvested share awards, and the related impact on earnings, are considered when calculating diluted earnings per share. For the three and six months ended June 30, 2023 and 2022, there were no dilutive common shares and certain unvested common shares were not included in the calculation of diluted earnings per share because to do so would have been antidilutive.
Note 4. Real Estate Properties
At June 30, 2023, we owned 221 hotels with an aggregate of 37,777 rooms or suites and 763 service oriented retail properties with an aggregate of 13,469,478 square feet that are primarily subject to “triple net” leases, or net leases where the tenant is generally responsible for payment of operating expenses and capital expenditures of the property during the lease term. Our properties had an aggregate undepreciated carrying value of $9,694,893, including $13,897 related to properties classified as held for sale as of June 30, 2023.
We made capital expenditures at certain of our properties of $65,025 during the six months ended June 30, 2023.
Acquisitions
On June 1, 2023, we acquired a 250-room hotel located in Miami Beach, Florida for $165,400, excluding closing costs of $466. We allocated the purchase price for this acquisition based on the estimated fair value of the acquired assets as follows:

Acquisition Date	Location	Property Type	Purchase Price	Land	Building and Improvements	Furniture, Fixtures and Equipment
June 1, 2023	Miami Beach, FL	Hotel	$165,866	$83,200	$77,987	$4,679
Dispositions
During the six months ended June 30, 2023, we sold 20 properties for an aggregate sales price of $157,850, excluding closing costs, as presented in the table below. The sales of these properties do not represent significant dispositions, nor do they represent a strategic shift. As a result, the results of the operations of these properties are included in continuing operations through the date of sale in our condensed consolidated statements of comprehensive income (loss).

Quarter Sold	Property Type	Number of Properties	Rooms or Suites / Square Footage	Gross Sales Price	Gain / (Loss) on Sale
Properties sold during the six months ended June 30, 2023
Q1 2023	Hotels	18	2,526	$157,230	$41,898
Q2 2023	Net Lease	2	2,384	620	(62)
		20	2,526 / 2,384	$157,850	$41,836
As of June 30, 2023, we had 18 net lease properties with 342,499 square feet and an aggregate carrying value of $13,897 classified as held for sale.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

As of August 4, 2023, we have entered into agreements to sell two net lease properties with 39,133 square feet for an aggregate sales price of $3,725. These pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales or that these sales will not be delayed or the terms will not change. We continue to market 20 net lease properties with 358,419 square feet for sale. We expect the sales of these net lease properties to be completed by the end of the first quarter of 2024.
See Notes 5 and 13 for further information on our property sales.
Note 5. Management Agreements and Leases
As of June 30, 2023, we owned 221 hotels which were included in four operating agreements and 763 service oriented retail properties net leased to 173 tenants. We do not operate any of our properties.
At June 30, 2023, all 221 of our hotels were operated by subsidiaries of the following companies: Sonesta Holdco Corporation, or Sonesta (195 hotels), Hyatt Hotels Corporation, or Hyatt (17 hotels), Radisson Hospitality, Inc., or Radisson (eight hotels), and InterContinental Hotels Group, plc, or IHG (one hotel). At June 30, 2023, we owned 763 net lease properties with 173 tenants, including 176 travel centers leased to TA, our largest tenant. Hereinafter, these companies are sometimes referred to as our managers and/or tenants, or collectively, operators.
Hotel agreements
Sonesta agreement. As of June 30, 2023, Sonesta managed 40 of our full-service hotels, 111 of our extended stay hotels and 44 of our select service hotels pursuant to management agreements for all of the hotels. The hotels Sonesta managed for us comprised approximately 49.4% of our total historical real estate investments.
We acquired one hotel in June 2023, and we and Sonesta added this hotel to our Sonesta agreement. We sold 65 Sonesta branded hotels during the calendar year ended December 31, 2022, and we sold two Sonesta branded hotels during the six months ended June 30, 2023. See Note 4 for further information regarding our acquisition and disposition activities.
Our Sonesta agreement provides that we are paid an annual owner’s priority return if gross revenues of the hotels, after payment of hotel operating expenses and management and related fees (other than Sonesta’s incentive fee, if applicable), are sufficient to do so. The Sonesta agreement further provides that we are paid an additional return equal to 80% of the operating profits, as defined therein, after reimbursing owner or manager advances, funding the reserve established for the regular refurbishment of our hotels, or FF&E reserves, and paying Sonesta’s incentive fee, if applicable. We realized returns of $84,899 and $77,424 during the three months ended June 30, 2023 and 2022, respectively, and $115,136 and $80,452 during the six months ended June 30, 2023 and 2022, respectively, under our Sonesta agreement.
Our Sonesta agreement requires us to fund capital expenditures that we approve at the hotels. We incurred capital expenditures for hotels included in our Sonesta agreement in an aggregate amount of $54,209 and $33,226 during the six months ended June 30, 2023 and 2022, respectively, which resulted in increases in our contractual annual owner’s priority returns of $3,253 and $1,994, respectively. Our annual priority return under our Sonesta agreement as of June 30, 2023 was $346,894. We owed Sonesta $4,972 and $8,889 for capital expenditures and other reimbursements at June 30, 2023 and December 31, 2022, respectively. Sonesta owed us $30,017 and $2,975 in owner’s priority returns and other amounts as of June 30, 2023 and December 31, 2022, respectively. Amounts due from Sonesta are included in due from related persons and amounts owed to Sonesta are included in due to related persons in our condensed consolidated balance sheets. Our agreement with Sonesta requires that 5% of the hotel gross revenues be escrowed for future capital expenditures as FF&E reserves, subject to available cash flows after payment of the owner’s priority returns due to us. No FF&E escrow deposits were required during either of the three or six months ended June 30, 2023 or 2022.
Pursuant to our Sonesta agreement, we incurred management, reservation and system fees and reimbursement costs for certain guest loyalty, marketing programs and third-party reservation transmission fees of $32,121 and $32,682 for the three months ended June 30, 2023 and 2022, respectively, and $58,257 and $56,479 for the six months ended June 30, 2023 and 2022, respectively. These fees and costs are included in hotel operating expenses in our condensed consolidated statements of comprehensive income (loss). In addition, we incurred procurement and construction supervision fees payable to Sonesta of $341 and $269 for the three months ended June 30, 2023 and 2022, respectively, and $548 and $556 for the six months ended June 30, 2023 and 2022, respectively, which amounts have been capitalized in our condensed consolidated balance sheets and are depreciated over the estimated useful lives of the related capital assets.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

We are required to maintain working capital for each of our hotels managed by Sonesta and have advanced a fixed amount based on the number of rooms in each hotel to meet the cash needs for hotel operations. As of June 30, 2023 and December 31, 2022, we had advanced $48,490 and $48,580, respectively, of initial working capital to Sonesta net of any working capital returned to us on termination of the applicable management agreements in connection with hotels we have sold. These amounts are included in other assets in our condensed consolidated balance sheets. Any remaining working capital would be returned to us upon termination in accordance with the terms of our Sonesta agreement.
See Notes 6 and 10 for further information regarding our relationship, agreements and transactions with Sonesta.
Hyatt agreement. As of June 30, 2023, Hyatt managed 17 of our select service hotels pursuant to a portfolio management agreement that expires on March 31, 2031, or our Hyatt agreement, and provides that, as of June 30, 2023, we are to be paid an annual owner’s priority return of $12,781. Any returns we receive from Hyatt are currently limited to the hotels’ available cash flows, if any, after payment of operating expenses. Hyatt has provided us with a $30,000 limited guarantee for 75% of the aggregate annual owner's priority returns due to us that will become effective upon substantial completion of planned renovations of the hotels which we currently expect to occur by the end of the first quarter of 2024. We realized returns of $4,388 and $4,525 during the three months ended June 30, 2023 and 2022, respectively, and $6,711 and $6,388 for the six months ended June 30, 2023 and 2022, respectively, under our Hyatt agreement. During the six months ended June 30, 2023 and 2022, we incurred capital expenditures for certain hotels included in our Hyatt agreement of $454 and $11,936, respectively, which resulted in an aggregate increase in our contractual annual owner’s priority returns of $27 and $716, respectively.
Radisson agreement. As of June 30, 2023, Radisson managed eight of our full service hotels pursuant to a portfolio management agreement that expires on July 31, 2031, or our Radisson agreement, and provides that we are to be paid an annual owner’s priority return of $10,691. Radisson has provided us with a $22,000 limited guarantee for 75% of the aggregate annual owner's priority returns due to us that became effective on January 1, 2023, subject to adjustment for planned renovations of certain of the hotels we currently expect to occur by the end of 2023. We realized returns of $1,799 and $3,020 during the three months ended June 30, 2023 and 2022, respectively, and $3,364 and $3,474 for the six months ended June 30, 2023 and 2022, respectively, under our Radisson agreement. During the six months ended June 30, 2023, the hotels under this agreement generated cash flows that were less than the guaranteed owner’s priority level due to us for the period, and Radisson made $140 of quarterly guaranty payments to cover the shortfall. The available balance of the guaranty was $21,860 as of June 30, 2023. During the six months ended June 30, 2023 and 2022, we incurred capital expenditures of $4,749 and $298, respectively, for the hotels included in our Radisson agreement which resulted in an aggregate increase in our contractual owner’s priority returns of $285 and $18, respectively.
Marriott agreement. As of June 30, 2023, we sold all 16 hotels previously managed by Marriott International, Inc., or Marriott. We realized net operating losses of $2,762 during the six months ended June 30, 2023 and realized returns of $3,842 and $3,593 during the three and six months ended June 30, 2022, respectively, under our management agreement with Marriott. We did not incur capital expenditures for any of the hotels included in our management agreement with Marriott during the six months ended June 30, 2023 or 2022.
IHG Agreement. Our management agreement with IHG for one hotel expires on January 31, 2026. We realized returns of $1,517 and $1,208 during the three months ended June 30, 2023 and 2022, respectively, and $2,280 and $1,337 for the six months ended June 30, 2023 and 2022, respectively, under our management agreement with IHG. Any returns we receive from IHG are limited to the hotel’s available cash flows, if any, after payment of operating expenses.
Net lease portfolio
As of June 30, 2023, we owned 763 service oriented retail net lease properties with 13,469,478 square feet with leases requiring annual minimum rents of $375,781 with a weighted (by annual minimum rents) average remaining lease term of 9.3 years. Our net lease properties were 96.1% occupied and leased by 173 tenants operating under 134 brands in 21 distinct industries.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

TA leases. TA is our largest tenant, representing 29.2% of our total historical real estate investments as of June 30, 2023. We lease to TA a total of 176 travel centers under five leases that expire in 2033, subject to TA’s right to extend those leases, and require annual minimum rents of $254,000 as of June 30, 2023.
We recognized rental income from our TA leases of $65,260 and $62,186 for the three months ended June 30, 2023 and 2022, respectively, and $127,401 and $124,269 for the six months ended June 30, 2023 and 2022, respectively. Rental income was increased by $2,555 and reduced by $3,241 for the three months ended June 30, 2023 and 2022, respectively, and reduced by $686 and $6,585 for the six months ended June 30, 2023 and 2022, respectively, to record the scheduled rent changes on a straight line basis. TA was required to pay us previously deferred rent obligations in quarterly installments of $4,404 through January 31, 2023. TA paid us the final quarterly installment owed to us in January 2023. As of June 30, 2023 and December 31, 2022, we had receivables for current rent amounts owed to us by TA and straight line rent adjustments of $9,076 and $30,764, respectively, included in other assets, net and due from related persons, respectively, in our condensed consolidated balance sheets.
Until May 15, 2023, our TA leases required TA to pay us percentage rent based upon increases in certain sales. We recognized percentage rent due under our TA leases as rental income when all contingencies were met. We recognized percentage rent of $3,507 during the three and six months ended June 30, 2023 under our TA leases. We did not recognize any percentage rent for the three or six months ended June 30, 2022. We had no deferred percentage rent for either the three or six months ended June 30, 2023. We had aggregate deferred percentage rent of $2,839 and $5,338 during the three and six months ended June 30, 2022, respectively, under our TA leases.
On May 15, 2023, BP Products North America Inc., or BP, acquired TA pursuant to a merger, or the TA Merger, for $86.00 per share in cash. At the effective time of the TA Merger, we entered into amended and restated lease agreements, or the A&R Leases, for 176 of our travel center properties. Under the A&R Leases, the aggregate annual minimum rent due to our applicable subsidiaries is $254,000, with annual 2% increases throughout the initial term of 10 years and any of the five 10-year extension options that may be exercised, and there is no percentage rent requirement. TA prepaid $188,000 of rent under the A&R Leases at the effective time of the TA Merger and TA will receive monthly rent credits totaling $25,000 per year over the 10-year initial term of the A&R Leases. In addition, we received $89,400 for certain tradenames and trademarks associated with TA’s business that we sold to TA in connection with the TA Merger, which amount equaled our net book value for those tradenames and trademarks. TA is required to maintain the leased travel centers, including structural and non-structural components. In addition, TA has a right of first offer with respect to certain potential sales of travel center properties included in the A&R Leases.
Pursuant to the amended and restated guaranty amendments entered into at the effective time of the TA Merger, or the A&R Guarantees, BP Corporation North America Inc. guaranteed payment under each of the A&R Leases. BP Corporation North America Inc.’s obligations under the A&R Guarantees are limited by an initial aggregate cap of approximately $3,040,000. Following the TA Merger, TA ceased being a related party.
For more information regarding our relationship with TA, including the TA Merger and related transactions, see Notes 6 and 10.
Our other net lease agreements generally provide for minimum rent payments and in addition may include variable payments. Rental income from operating leases, including any payments derived by index or market-based indices, is recognized on a straight line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining the lease term. We recognized rental income from our net lease properties (excluding TA) of $34,192 and $34,607 for the three months ended June 30, 2023 and 2022, respectively, which included $212 and $1,530, respectively, of adjustments to record scheduled rent changes under certain of our leases on a straight line basis, and $66,464 and $68,927 for the six months ended June 30, 2023 and 2022, respectively, which included $1,005 and $2,901, respectively, of adjustments to record scheduled rent changes under certain of our leases on a straight line basis.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

We continually review receivables related to rent, straight line rent and property operating expense reimbursements and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes an assessment of whether substantially all of the amounts due under a tenant’s lease are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as cash is received. We recognize all changes in the collectability assessment for an operating lease as an adjustment to rental income. We recorded reserves for uncollectable amounts and decreased rental income by $1,813 and $5,353 for the three and six months ended June 30, 2023, respectively, based on our assessment of the collectability of rents. We reduced our reserves for uncollectable amounts and increased rental income by $160 and $667 for the three and six months ended June 30, 2022, respectively, based on our assessment of the collectability of rents. We had reserves for uncollectable rents of $11,187 and $7,697 as of June 30, 2023 and December 31, 2022, respectively, included in other assets in our condensed consolidated balance sheets.
Note 6. Other Investments
Equity method investment
As of both June 30, 2023 and December 31, 2022, we owned approximately 34% of Sonesta’s outstanding common stock. We account for our 34% non-controlling interest in Sonesta under the equity method of accounting.
As of June 30, 2023 and December 31, 2022, our investment in Sonesta had a carrying value of $108,913 and $112,617, respectively. The cost basis of our investment in Sonesta exceeded our proportionate share of Sonesta’s total stockholders’ equity book value on the date of acquisition of our initial equity interest in Sonesta, February 27, 2020, by an aggregate of $8,000. As required under GAAP, we are amortizing this difference to equity in earnings of an investee over 31 years, the weighted average remaining useful life of the real estate assets and intangible assets and liabilities owned by Sonesta as of the date of our acquisition. We recorded amortization of the basis difference of $65 in each of the three months ended June 30, 2023 and 2022 and $130 in each of the six months ended June 30, 2023 and 2022. We recognized income of $582 and $2,258 related to our investment in Sonesta for the three months ended June 30, 2023 and 2022, respectively, and losses of $3,574 and income of $1,606 for the six months ended June 30, 2023 and 2022, respectively. These amounts are included in equity in earnings (losses) of an investee in our condensed consolidated statements of comprehensive income (loss).
We recorded a liability for the fair value of our initial investment in Sonesta, as no cash consideration was exchanged related to the modification of our management agreement with, and investment in, Sonesta. This liability for our investment in Sonesta is included in accounts payable and other liabilities in our condensed consolidated balance sheet and is being amortized on a straight line basis through January 31, 2037, as a reduction to hotel operating expenses in our condensed consolidated statements of comprehensive income (loss). We reduced hotel operating expenses by $621 for each of the three months ended June 30, 2023 and 2022, respectively, and $1,242 for each of the six months ended June 30, 2023 and 2022, respectively, for amortization of this liability. As of June 30, 2023 and December 31, 2022, the unamortized balance of this liability was $33,721 and $34,963, respectively.
In 2022, we funded an aggregate of $45,470 of capital contributions to Sonesta related to Sonesta’s acquisition of a portfolio of four hotels located in New York, New York. We continue to maintain our 34% ownership in Sonesta after giving effect to these fundings.
Investment in equity securities
The TA Merger occurred on May 15, 2023. We received $86.00 in cash for each TA common share that we owned, or a total of $101,892, as a result of the TA Merger. As of May 15, 2023 and December 31, 2022, we owned 1,184,797 shares of TA common stock, representing approximately 7.8% of TA’s outstanding shares of common stock, and reported them at fair value based on quoted market prices (Level 1 inputs). Our TA shares had a carrying value of $101,893 and $53,055 as of May 15, 2023 and December 31, 2022, respectively. Our historical cost basis for these shares was $24,418 as of both May 15, 2023 and December 31, 2022. We recorded losses of $593 and $10,059 for the three months ended June 30, 2023 and 2022, respectively, and a gain of $48,837 and a loss of $20,319 for the six months ended June 30, 2023 and 2022, respectively, to adjust the carrying value of our investment in shares of TA common stock to its fair value.
See Notes 5 and 10 for further information regarding our relationships, agreements and transactions with TA, and Note 13 for further information regarding our investment in TA.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 7. Indebtedness
Our principal debt obligations at June 30, 2023 were: (1) $5,200,000 aggregate outstanding principal amount of senior unsecured notes; and (2) $609,548 aggregate outstanding principal amount of net lease mortgage notes. We had no amounts outstanding under our revolving credit facility as of June 30, 2023.
On June 29, 2023, we entered into an amended and restated credit agreement, or our credit agreement, governing our $650,000 secured revolving credit facility. This new facility replaces our prior $800,000 secured revolving credit facility, which had a maturity date of July 15, 2023, and is available for general business purposes, including acquisitions. We can borrow, repay, and reborrow funds available under the new facility until maturity and no principal repayments are due until maturity. The maturity date of the new facility is June 29, 2027, and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to further extend the stated maturity date of the new facility by two additional six-month periods.
Interest payable on drawings under the new facility is based on the secured overnight financing rate, or SOFR, plus a margin ranging from 1.50% to 3.00% based on our leverage ratio, as defined in our credit agreement, which was 2.50% as of June 30, 2023. Our obligations under the new facility are secured by 69 properties, including 66 hotels and three net lease properties, with an undepreciated book value of $1,520,935 as of June 30, 2023. We also pay unused commitment fees of 20 to 30 basis points per annum on the total amount of lending commitments under our revolving credit facility based on amounts outstanding. As of June 30, 2023, the annual interest rate payable on borrowings under our revolving credit facility was 7.64%. We had no borrowings outstanding under either the new or prior facility for either the three or six months ended June 30, 2023. The weighted average annual interest rate for borrowings under the new and prior facility was 3.25% and 3.05%, respectively, for the three and six months ended June 30, 2022. As a result of the amendment and restatement, we recorded a loss on early extinguishment of debt of $238 during the three and six months ended June 30, 2023, which represented the write-off of certain unamortized issuance costs.
Our debt agreements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR, ceasing to act as our business manager. Our debt agreements also contain covenants, including those that restrict our ability to incur debts or to make distributions under certain circumstances and generally require us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of our debt agreements as of June 30, 2023.
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

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

The Class A notes and the Class B notes require monthly principal repayments at an annualized rate of 0.50% and 0.25% of the balance outstanding, respectively, and the Class C notes require interest payments only, with balloon payments due at maturity. The notes mature in February 2028 and may be redeemed without penalty 24 months prior to the scheduled maturity date beginning in February 2026. The notes are non-recourse and are secured by 308 net lease retail properties owned by the Issuer. The current leases relating to those properties require annual minimum rents of $65,490, and had a gross book value of $754,916 as of June 30, 2023.
Our net lease mortgage notes are summarized below:

Note Class	Principal Outstanding as of June 30, 2023	Coupon Rate	Term (in years)	Maturity
Class A	$304,492	5.15%	5	February 2028
Class B	172,856	5.55%	5	February 2028
Class C	132,200	6.70%	5	February 2028
Total / weighted average	$609,548	5.60%
On March 8, 2023, we redeemed at par all of our outstanding 4.50% senior notes due in 2023 for a redemption price equal to the principal amount of $500,000, plus accrued and unpaid interest. As a result of the redemption, we recorded a loss on early extinguishment of debt of $44 in the six months ended June 30, 2023, which represented the unamortized issuance costs related to these notes.
Note 8. Shareholders' Equity
Share Awards
On June 13, 2023, in accordance with our Trustee compensation arrangements, we awarded 7,000 of our common shares, valued at $8.96 per share, the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on that day to each of our eight Trustees as part of their annual compensation.
Share Purchases
During the six months ended June 30, 2023, we purchased an aggregate of 21,732 of our common shares, valued at a weighted average share price of $9.03 per share, from certain former officers and employees of RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Distributions
During the six months ended June 30, 2023, we declared and paid regular quarterly distributions to common shareholders as follows:

Declaration Date	Record Date	Paid Date	Dividend Per Common Share	Total Distributions
January 12, 2023	January 23, 2023	February 16, 2023	$0.20	$33,090
April 13, 2023	April 24, 2023	May 18, 2023	0.20	33,089
			$0.40	$66,179
On July 13, 2023, we declared a regular quarterly distribution to common shareholders of record as of July 24, 2023 of $0.20 per share, or approximately $33,089. We expect to pay this amount on or about August 17, 2023.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 9. Business and Property Management Agreements with RMR
We have no employees. The personnel and various services we require to operate our business are provided to us by RMR. We have two agreements with RMR to provide management services to us: (1) a business management agreement, which relates to our business generally, and (2) a property management agreement, which relates to our property level operations of our net lease portfolio, the office building component of one of our hotels and major renovation or repositioning activities at our hotels that we may request RMR to manage from time to time. Effective as of the completion of the TA Merger, we and RMR amended our property management agreement to include properties that we lease to TA.
We recognized net business management fees payable to RMR of $8,287 and $9,305 for the three months ended June 30, 2023 and 2022, respectively, and $16,672 and $19,183 for the six months ended June 30, 2023 and 2022, respectively. Based on our common share total return, as defined in our business management agreement, as of each of June 30, 2023 and 2022, no incentive fees are included in the net business management fees we recognized for the three and six months ended June 30, 2023 or 2022. The actual amount of annual incentive fees for 2023, if any, will be based on our common share total return, as defined in our business management agreement, for the three-year period ending December 31, 2023, and will be payable in January 2024. We did not incur an incentive fee payable to RMR for the year ended December 31, 2022. We include business management fee amounts in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).
We recognized property management and construction supervision fees payable to RMR of $1,846 and $1,235 for the three months ended June 30, 2023 and 2022, respectively, and $3,258 and $2,898 for the six months ended June 30, 2023 and 2022, respectively. Of those amounts, for the three months ended June 30, 2023 and 2022, $937 and $1,014, respectively, of property management fees were expensed to other operating expenses in our condensed consolidated statements of comprehensive income (loss) and $909 and $221, respectively, of construction and supervision fees were capitalized for the three months ended June 30, 2023 and 2022. The amounts capitalized are included in building, improvements and equipment in our condensed consolidated balance sheets. For the six months ended June 30, 2023 and 2022, $1,882 and $2,032, respectively, of property management fees were expensed to other operating expenses in our condensed consolidated statements of comprehensive income (loss) and $1,376 and $867, respectively, of construction and supervision fees were capitalized and included in building, improvements and equipment in our condensed consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR on our behalf. We are generally not responsible for payment of RMR’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR employees assigned to work exclusively or partly at our net lease properties, our share of the wages, benefits and other related costs of RMR's centralized accounting personnel, our share of RMR’s costs for providing our internal audit function, and as otherwise agreed. We reimbursed RMR $1,116 and $685 for these expenses and costs for the three months ended June 30, 2023 and 2022, respectively, and $2,119 and $1,439 for the six months ended June 30, 2023 and 2022, respectively. We included these amounts in other operating expenses and general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income (loss).
Note 10. Related Person Transactions
We have relationships and historical and continuing transactions with TA, Sonesta, RMR, The RMR Group, Inc., or RMR Inc., and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. As of the effective time of the TA Merger on May 15, 2023, TA is no longer a related person to us. RMR is a majority owned operating subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., the chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR. John G. Murray, our other Managing Trustee and our former President and Chief Executive Officer, also serves as an officer and employee of RMR, and each of our other officers serves as an officer of RMR. Some of our Independent Trustees also serve as independent trustees of other public companies to which RMR or its subsidiaries provide management services. Mr. Portnoy serves as chair of the boards and as a managing trustee of those companies. Other officers of RMR, including Mr. Murray and certain of our other officers, serve as managing trustees or officers of certain of these companies.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

RMR provides management services to us and, until the TA Merger, provided services to TA, and Mr. Portnoy, until the TA Merger, also served as the chair of the board of directors and as a managing director of TA and, as of immediately prior to the TA Merger, beneficially owned 661,505 shares of TA common stock (including through RMR), representing approximately 4.4% of TA’s outstanding shares of common stock.
See Notes 5, 6 and 13 for further information regarding our relationships, agreements, and investments with TA.
Sonesta. Sonesta is a private company. Mr. Portnoy is the largest owner and controlling shareholder and a director of Sonesta. One of Sonesta’s other directors is our other Managing Trustee and former President and Chief Executive Officer, is Sonesta’s president and chief executive officer, and is an officer and employee of RMR. Sonesta’s other director serves as RMR’s and RMR Inc.’s executive vice president, general counsel and secretary, as a managing director of RMR Inc. and as our Secretary. RMR also provides services to Sonesta. As of June 30, 2023, we owned approximately 34% of Sonesta and Sonesta managed 195 of our hotels. See Notes 4, 5 and 6 for further information regarding our relationships, agreements and transactions with Sonesta.
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
During the three months ended June 30, 2023, we recognized income tax expense of $5,247, which includes $2,884 of state taxes and $2,363 of foreign taxes. During the three months ended June 30, 2022, we recognized income tax expense of $473, which includes $255 of state taxes and $218 of foreign taxes.
During the six months ended June 30, 2023, we recognized income tax expense of $1,467, which includes $587 of state taxes and $880 of foreign taxes. During the six months ended June 30, 2022, we recognized income tax expense of $1,168, which includes $835 of state taxes and $333 of foreign taxes.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 12. Segment Information
We aggregate our hotels and net lease portfolio into two reportable segments, hotel investments and net lease investments, based on their similar operating and economic characteristics.

	For the Three Months Ended June 30, 2023
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$404,327	$—	$—	$404,327
Rental income	—	99,452	—	99,452
Total revenues	404,327	99,452	—	503,779

Expenses:
Hotel operating expenses	309,100	—	—	309,100
Other operating expenses	—	5,202	(830)	4,372
Depreciation and amortization	53,449	41,122	—	94,571
General and administrative	—	—	12,420	12,420
Transaction related costs	473	415	43	931
Loss on asset impairment, net	—	9,005	—	9,005
Total expenses	363,022	55,744	11,633	430,399

Gain (loss) on sale of real estate, net	20	(82)	—	(62)
Loss on equity securities, net	—	—	(593)	(593)
Interest income	21	23	3,424	3,468
Interest expense	—	(11,435)	(71,068)	(82,503)
Loss on early extinguishment of debt	—	—	(238)	(238)
Income (loss) before income taxes and equity in earnings of an investee	41,346	32,214	(80,108)	(6,548)
Income tax expense	—	—	(5,247)	(5,247)
Equity in earnings of an investee	—	—	517	517
Net income (loss)	$41,346	$32,214	$(84,838)	$(11,278)

	For the Six Months Ended June 30, 2023
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$739,123	$—	$—	$739,123
Rental income	—	193,865	—	193,865
Total revenues	739,123	193,865	—	932,988

Expenses:
Hotel operating expenses	608,666	—	—	608,666
Other operating expenses	—	8,277	—	8,277
Depreciation and amortization	106,834	87,776	—	194,610
General and administrative	—	—	23,331	23,331
Transaction related costs	473	415	930	1,818
Loss on asset impairment, net	—	9,005	—	9,005
Total expenses	715,973	105,473	24,261	845,707

Gain (loss) on sale of real estate, net	41,918	(82)	—	41,836
Gain on equity securities, net	—	—	48,837	48,837
Interest income	51	25	6,178	6,254
Interest expense	—	(17,757)	(146,326)	(164,083)
Loss on early extinguishment of debt	—	—	(282)	(282)
Income (loss) before income taxes and equity in earnings of an investee	65,119	70,578	(115,854)	19,843
Income tax expense	—	—	(1,467)	(1,467)
Equity in losses of an investee	—	—	(3,704)	(3,704)
Net income (loss)	$65,119	$70,578	$(121,025)	$14,672

	As of June 30, 2023
	Hotels	Net Lease	Corporate	Consolidated
Total assets	$3,908,462	$3,159,276	$581,913	$7,649,651

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

	For the Three Months Ended June 30, 2022
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$418,984	$—	$—	$418,984
Rental income	—	96,793	—	96,793
Total revenues	418,984	96,793	—	515,777

Expenses:
Hotel operating expenses	325,194	—	—	325,194
Other operating expenses	—	3,179	—	3,179
Depreciation and amortization	55,878	44,642	—	100,520
General and administrative	—	—	12,665	12,665
Transaction related costs	—	—	743	743
Loss on asset impairment, net	3,047	1	—	3,048
Total expenses	384,119	47,822	13,408	445,349

Gain (loss) on sale of real estate, net	39,878	(1,027)	—	38,851
Loss on equity securities, net	—	—	(10,059)	(10,059)
Interest income	—	—	1,021	1,021
Interest expense	—	—	(89,820)	(89,820)
Loss on early extinguishment of debt	—	—	(791)	(791)
Income (loss) before income taxes and equity in earnings of an investee	74,743	47,944	(113,057)	9,630
Income tax expense	—	—	(473)	(473)
Equity in earnings of an investee	—	—	2,193	2,193
Net income (loss)	$74,743	$47,944	$(111,337)	$11,350

	For the Six Months Ended June 30, 2022
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$716,390	$—	$—	$716,390
Rental income	—	193,151	—	193,151
Total revenues	716,390	193,151	—	909,541

Expenses:
Hotel operating expenses	615,537	—	—	615,537
Other operating expenses	—	5,650	—	5,650
Depreciation and amortization	112,040	92,593	—	204,633
General and administrative	—	—	24,452	24,452
Transaction related costs	—	—	1,920	1,920
Loss (gain) on asset impairment, net	8,615	(67)	—	8,548
Total expenses	736,192	98,176	26,372	860,740

Gain (loss) on sale of real estate, net	44,868	(469)	—	44,399
Loss on equity securities, net	—	—	(20,319)	(20,319)
Interest income	—	—	1,294	1,294
Interest expense	—	—	(182,164)	(182,164)
Loss on early extinguishment of debt	—	—	(791)	(791)
Income (loss) before income taxes and equity in earnings of an investee	25,066	94,506	(228,352)	(108,780)
Income tax expense	—	—	(1,168)	(1,168)
Equity in earnings of an investee	—	—	1,476	1,476
Net income (loss)	$25,066	$94,506	$(228,044)	$(108,472)

	As of December 31, 2022
	Hotels	Net Lease	Corporate	Consolidated
Total assets	$3,882,701	$3,376,295	$229,195	$7,488,191

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 13. Fair Value of Assets and Liabilities
The table below presents certain of our assets carried at fair value at June 30, 2023, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

		Fair Value at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-recurring Fair Value Measurement Assets:
Assets of properties held for sale (1)	$13,741	$—	$—	$13,741
(1) We recorded a loss on asset impairment, net of $9,005 during the three months ended June 30, 2023, to reduce the carrying value of 16 properties in our condensed consolidated balance sheet to their estimated fair value less costs to sell (Level 3 inputs as defined in the fair value hierarchy under GAAP).
In addition to the assets included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, revolving credit facility, net lease mortgage notes payable and senior notes. At June 30, 2023 and December 31, 2022, the fair values of these additional financial instruments approximated their carrying values in our condensed consolidated balance sheets due to their short-term nature or floating interest rates, except as follows:

	June 30, 2023		December 31, 2022
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Senior Unsecured Notes, due 2023 at 4.50%	$—	$—	$499,925	$491,345
Senior Unsecured Notes, due 2024 at 4.65%	349,713	344,208	349,510	334,292
Senior Unsecured Notes, due 2024 at 4.35%	823,223	792,990	822,487	749,983
Senior Unsecured Notes, due 2025 at 4.50%	348,837	330,624	348,493	301,893
Senior Unsecured Notes, due 2025 at 7.50%	794,840	785,328	793,673	762,344
Senior Unsecured Notes, due 2026 at 5.25%	347,036	317,450	346,472	292,282
Senior Unsecured Notes, due 2026 at 4.75%	448,042	390,636	447,736	354,128
Senior Unsecured Notes, due 2027 at 4.95%	397,295	342,040	396,916	315,040
Senior Unsecured Notes, due 2027 at 5.50%	445,067	395,645	444,505	387,522
Net Lease Mortgage Notes, due 2028 at 5.60%	554,058	574,769	—	—
Senior Unsecured Notes, due 2028 at 3.95%	394,781	313,204	394,206	283,996
Senior Unsecured Notes, due 2029 at 4.95%	420,080	329,609	419,684	293,718
Senior Unsecured Notes, due 2030 at 4.375%	392,489	299,148	391,923	264,280
Total financial liabilities	$5,715,461	$5,215,651	$5,655,530	$4,830,823
(1)Carrying value includes unamortized discounts and premiums and issuance costs.
At June 30, 2023 and December 31, 2022, we estimated the fair values of our senior notes using an average of the bid and ask price of our then outstanding issuances of senior notes (Level 2 inputs). At June 30, 2023, we estimated the fair value of our net lease mortgage notes using discounted cash flow analyses and current prevailing market rates as of the measurement date (Level 3 inputs). As Level 3 inputs are unobservable, our estimated value may differ materially from the actual fair value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2022 Annual Report.
Overview (dollar amounts in thousands, except share amounts and per-room hotel data)
We are a REIT organized under the laws of the State of Maryland. As of June 30, 2023, we owned 984 properties in 46 states, the District of Columbia, Canada and Puerto Rico.
In response to inflationary pressures, the U.S. Federal Reserve has increased the federal funds rate multiple times since the beginning of 2022 and has signaled that further increases may occur. These inflationary pressures and rising interest rates in the United States and globally have given rise to economic uncertainty and they have caused disruptions in the financial markets. Consumer confidence, corporate travel and lodging demand will continue to be affected by economic and market conditions, unemployment levels, work from home policies, use of technologies and broader economic trends. Increased labor costs and other price inflation may continue to negatively impact our hotel operations and the operations of our tenants. An economic recession or continued or intensified disruptions in the financial markets could adversely affect our financial condition, operations at our hotels, our tenants and their ability or willingness to renew our leases or pay rent to us, may restrict our ability to obtain new or replacement financing, would likely increase our cost of capital, and may cause the values of our properties and of our securities to decline.
Management Agreements and Leases. At June 30, 2023, we owned 221 hotels operated under four agreements. We leased all of these hotels to our wholly owned TRSs that are managed by hotel operating companies as of that date. At June 30, 2023, we owned 763 service oriented properties leased to 173 tenants subject to “triple net” leases, where the tenants are generally responsible for the payment of operating expenses and capital expenditures. Our condensed consolidated statements of comprehensive income (loss) include hotel operating revenues and hotel operating expenses of our managed hotels and rental income and other operating expenses from our net lease properties.
Hotel Portfolio. As of June 30, 2023, we owned 221 hotels. In the three and six months ended June 30, 2023, the U.S. hotel industry generally realized increases in average daily rate, or ADR, revenue per available room, or RevPAR, and occupancy compared to the corresponding 2022 periods. The following table provides a summary for all of our hotels with these revenue metrics for the periods presented, which we believe are key indicators of performance at our hotels.

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change		2023	2022	Change
All Hotels
No. of hotels	221	247	(26)		221	247	(26)
No. of rooms or suites	37,777	41,166	(3,389)		37,777	41,166	(3,389)
Occupancy	67.6%	66.6%	1.0	pts	62.7%	60.6%	2.1	pts
ADR	$144.32	$138.43	4.3%		$142.74	$134.11	6.4%
RevPAR	$97.56	$92.19	5.8%		$89.50	$81.27	10.1%
Comparable Hotels Data. We present RevPAR, ADR and occupancy for the periods presented on a comparable basis to facilitate comparisons between periods. We generally define comparable hotels as those that were owned by us and were open and operating for the entire periods being compared. For the three and six months ended June 30, 2023 and 2022, our comparable results exclude two hotels. One of the hotels was not owned for the entirety of the periods and the other suspended operations during part of the periods presented. The following table provides a summary of these revenue metrics for the periods presented.

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Change		2023	2022	Change
Comparable Hotels
No. of hotels	219	219	—		219	219	—
No. of rooms or suites	37,429	37,429	—		37,429	37,429	—
Occupancy	67.7%	67.4%	0.3	pts	62.7%	60.7%	2.0	pts
ADR	$143.38	$140.06	2.4%		$141.25	$132.01	7.0%
RevPAR	$97.07	$94.40	2.8%		$88.56	$80.13	10.5%
Net Lease Portfolio. As of June 30, 2023, we owned 763 service oriented retail properties with 13,469,478 square feet leased to 173 tenants subject to “triple net” leases (where the tenants are responsible for payments of operating expenses and capital expenditures) requiring annual minimum rent of $375,781. Our net lease properties were 96.1% occupied as of June 30, 2023 with a weighted (by annual minimum rent) lease term of 9.3 years, operating under 134 brands in 21 distinct industries. TA is our largest tenant. On May 15, 2023, BP completed the TA Merger and we amended our TA leases. We received $379,292 in cash as part of the transaction, including $188,000 of prepaid rent, $101,892 for outstanding TA common shares we owned and $89,400 for certain tradenames and trademarks associated with TA’s businesses we owned. As of June 30, 2023, we leased 176 of our travel centers to TA under five leases that expire in 2033 and require annual minimum rents of $254,000, and BP guarantees payment under these leases, subject to a cap. TA receives an annual credit of $25,000 as a result of the prepaid rent.
Additional details of our hotel operating agreements and our net lease agreements are set forth in Notes 5 and 10 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the tables and notes thereto below.

Results of Operations (dollar amounts in thousands, except share amounts)
Three Months Ended June 30, 2023 compared to the Three Months Ended June 30, 2022

	For the Three Months Ended June 30,
			Increase	% Increase
	2023	2022	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$404,327	$418,984	$(14,657)	(3.5)%
Rental income	99,452	96,793	2,659	2.7%
Total revenues	503,779	515,777	(11,998)	(2.3)%

Expenses:
Hotel operating expenses	309,100	325,194	(16,094)	(4.9)%
Other operating expenses	4,372	3,179	1,193	37.5%
Depreciation and amortization - hotels	53,449	55,878	(2,429)	(4.3)%
Depreciation and amortization - net lease properties	41,122	44,642	(3,520)	(7.9)%
Total depreciation and amortization	94,571	100,520	(5,949)	(5.9)%
General and administrative	12,420	12,665	(245)	(1.9)%
Transaction related costs	931	743	188	25.3%
Loss on asset impairment, net	9,005	3,048	5,957	195.4%
Total expenses	430,399	445,349	(14,950)	(3.4)%

Other operating income:
(Loss) gain on sale of real estate, net	(62)	38,851	(38,913)	n/m
Loss on equity securities, net	(593)	(10,059)	(9,466)	(94.1)%
Interest income	3,468	1,021	2,447	n/m
Interest expense	(82,503)	(89,820)	(7,317)	(8.1)%
Loss on early extinguishment of debt	(238)	(791)	553	69.9%
(Loss) income before income taxes and equity in losses of an investee	(6,548)	9,630	(16,178)	168.0%
Income tax expense	(5,247)	(473)	(4,774)	n/m
Equity in earnings of an investee	517	2,193	(1,676)	(76.4)%
Net (loss) income	$(11,278)	$11,350	$(22,628)	n/m

Weighted average shares outstanding (basic and diluted)	164,902	164,677	225	0.1%

Net (loss) income per common share (basic and diluted)	$(0.07)	$0.07	$(0.14)	n/m
References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended June 30, 2023, compared to the three months ended June 30, 2022.
Hotel operating revenues. The decrease in hotel operating revenues is primarily a result of our sale of certain hotels since April 2022 ($40,435), partially offset by higher ADR and RevPAR at certain of our hotels ($25,778). Additional operating statistics of our hotels are included in the table on page 31.
Rental income. The increase in rental income is primarily a result of percentage rent income recognized under our TA leases in the 2023 period.
Hotel operating expenses. The decrease in hotel operating expenses is primarily a result of our sale of certain hotels since April 2022 ($37,900), partially offset by an increase in occupancy at certain managed hotels resulting in an increase in wages and benefits ($15,006), and an increase in rooms, food and beverage, marketing and sales expenses, management fees and other operating expenses ($7,290).
Other operating expenses. The increase in other operating expenses is primarily the result of higher operating expenses at certain net lease properties ($1,232), partially offset by our sale of certain net lease properties since April 1, 2022 ($39).

Depreciation and amortization - hotels. The decrease in depreciation and amortization - hotels is primarily a result of our sale of certain hotels and certain of our depreciable assets becoming fully depreciated ($4,397), partially offset by depreciation and amortization related to capital expenditures made since April 1, 2022 ($1,968).
Depreciation and amortization - net lease properties. The decrease in depreciation and amortization - net lease properties is primarily a result of certain of our depreciable assets being fully depreciated ($3,286) and our sale of certain net lease properties since April 1, 2022 ($365), partially offset by depreciation and amortization related to capital expenditures made since April 1, 2022 ($131).
General and administrative. The decrease in general and administrative costs is primarily due to a decrease in business management fees ($1,018), partially offset by an increase in share grant expense ($639) and other professional fees ($134).
Transaction related costs. Transaction related costs for the three months ended June 30, 2023 primarily consisted of costs related to hotel rebranding activity and the demolition of certain vacant properties. Transaction related costs for the three months ended June 30, 2022 are primarily costs related to exploration of possible financing transactions.
Loss on asset impairment, net. We recorded a $9,005 loss on asset impairment, net during the three months ended June 30, 2023 to reduce the carrying value of 16 net lease properties to their estimated fair value less costs to sell. We recorded a $3,048 loss on asset impairment, net during the three months ended June 30, 2022 to reduce the carrying value of two hotels and four net lease properties to their estimated fair value less costs to sell.
(Loss) gain on sale of real estate, net. We recorded a $62 net loss on sale of real estate during the three months ended June 30, 2023 in connection with the sale of two net lease properties. We recorded a $38,851 net gain on sale of real estate during the three months ended June 30, 2022 in connection with the sale of 51 hotels and 11 net lease properties.
Loss on equity securities, net. Loss on equity securities, net represents the adjustment to the carrying value of our former investment in shares of TA common stock to its fair value.
Interest income. The increase in interest income is due to higher interest rates during the 2023 period.
Interest expense. The decrease in interest expense is primarily due to lower average outstanding borrowings in the 2023 period.
Loss on early extinguishment of debt. We recorded a $238 loss on early extinguishment of debt due to the write off of certain deferred financing costs relating to the amendment of our revolving credit facility in the 2023 period. We recorded a $791 loss on early extinguishment of debt in the 2022 period related to the write off of deferred financing costs and unamortized discounts relating to our amendment to our revolving credit facility and the repayment of $500,000 of unsecured senior notes.
Income tax expense. The increase in income tax expense is primarily due to increases in state and foreign sourced income tax expenses during the 2023 period.
Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of the earnings of Sonesta.
Net (loss) income. Our net (loss) income and net (loss) income per common share (basic and diluted) each changed in the 2023 period compared to the 2022 period primarily due to the revenue and expense changes discussed above.

Six Months Ended June 30, 2023 compared to the Six Months Ended June 30, 2022

	For the Six Months Ended June 30,
			Increase	% Increase
	2023	2022	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$739,123	$716,390	$22,733	3.2%
Rental income	193,865	193,151	714	0.4%
Total revenues	932,988	909,541	23,447	2.6%

Expenses:
Hotel operating expenses	608,666	615,537	(6,871)	(1.1)%
Other operating expenses	8,277	5,650	2,627	46.5%
Depreciation and amortization - hotels	106,834	112,040	(5,206)	(4.6)%
Depreciation and amortization - net lease properties	87,776	92,593	(4,817)	(5.2)%
Total depreciation and amortization	194,610	204,633	(10,023)	(4.9)%
General and administrative	23,331	24,452	(1,121)	(4.6)%
Transaction related costs	1,818	1,920	(102)	(5.3)%
Loss on asset impairment, net	9,005	8,548	457	5.3%
Total expenses	845,707	860,740	(15,033)	(1.7)%

Other operating income:
Gain on sale of real estate, net	41,836	44,399	(2,563)	(5.8)%
Gain (loss) on equity securities, net	48,837	(20,319)	69,156	n/m
Interest income	6,254	1,294	4,960	n/m
Interest expense	(164,083)	(182,164)	(18,081)	(9.9)%
Loss on early extinguishment of debt	(282)	(791)	509	64.3%
Income (loss) before income taxes and equity in losses of an investee	19,843	(108,780)	128,623	(118.2)%
Income tax expense	(1,467)	(1,168)	(299)	(25.6)%
Equity in (losses) earnings of an investee	(3,704)	1,476	(5,180)	n/m
Net income (loss)	$14,672	$(108,472)	$123,144	n/m

Weighted average shares outstanding (basic and diluted)	164,884	164,672	212	0.1%

Net income (loss) per common share (basic and diluted)	$0.09	$(0.66)	$0.75	n/m
References to changes in the income and expense categories below relate to the comparison of consolidated results for the six months ended June 30, 2023, compared to the six months ended June 30, 2022.
Hotel operating revenues. The increase in hotel operating revenues is primarily as a result of higher occupancies and average rates at certain of our hotels in the 2023 period ($100,226), partially offset by our sale of certain hotels since January 1, 2022 ($77,493). Additional operating statistics of our hotels are included in the table on page 31.
Rental income. The increase in rental income is primarily a result of percentage rent income recognized at certain of our TA properties ($3,507), partially offset by an increase in reserves for uncollectable amounts for certain tenants in the 2023 period ($2,793).
Hotel operating expenses. The decrease in hotel operating expenses is primarily a result of our sale of certain hotels since January 1, 2022 ($73,895), partially offset by an increase in occupancy at certain managed hotels resulting in an increase in wages and benefits ($43,670), an increase in rooms, food and beverage, marketing and sales expenses, management fees and other operating expenses ($23,844).
Other operating expenses. The increase in other operating expenses is primarily the result of higher operating expenses at certain net lease properties ($2,847), partially offset by our sale of certain net lease properties since January 1, 2022 ($220).

Depreciation and amortization - hotels. The decrease in depreciation and amortization - hotels is primarily a result of certain of our depreciable assets becoming fully depreciated since January 1, 2022 ($4,644) and our sale of certain hotels ($4,227), partially offset by depreciation and amortization related to capital expenditures made since January 1, 2022 ($3,665).
Depreciation and amortization - net lease properties. The decrease in depreciation and amortization - net lease properties is primarily a result of certain of our depreciable assets being fully depreciated since January 1, 2022 and our sale of certain net lease properties since January 1, 2022 ($5,242), partially offset by depreciation and amortization related to capital expenditures made since January 1, 2022 ($425).
General and administrative. The decrease in general and administrative costs is primarily due to a decrease in business management fees ($2,511), partially offset by an increase in other professional fees ($699) and share grant expenses ($691).
Transaction related costs. Transaction related costs for the six months ended June 30, 2023 are primarily related to hotel rebranding activity, demolition of certain vacant properties and potential acquisitions. Transaction related costs for the six months ended June 30, 2022 are primarily costs related to exploration of possible financing transactions.
Loss on asset impairment, net. We recorded a $9,005 loss on asset impairment, net during the six months ended June 30, 2023 to reduce the carrying value of 16 net lease properties to their estimated fair value less costs to sell. We recorded a $8,548 loss on asset impairment during the six months ended June 30, 2022 to reduce the carrying value of 25 hotels and four net lease properties to their estimated fair value less costs to sell.
Gain on sale of real estate, net. We recorded a $41,836 net gain on sale of real estate in the 2023 period in connection with the sale of 18 hotels and two net lease properties. We recorded a $44,399 net gain on sale of real estate in the 2022 period in connection with the sales of 56 hotels and 13 net lease properties.
Gain (loss) on equity securities, net. Gain (loss) on equity securities, net represents the adjustment to the carrying value of our former investment in shares of TA common stock to its fair value.
Interest income. The increase in interest income is primarily due to higher interest rates during the 2023 period.
Interest expense. The decrease in interest expense is due to lower outstanding debt balances, partially offset by higher weighted average interest rates in the 2022 period.
Loss on early extinguishment of debt. We recorded a $282 loss on early extinguishment of debt in connection with our redemption of certain senior unsecured notes and the write off of certain deferred financing costs relating to the amendment of our revolving credit facility in the 2023 period. We recorded a $791 loss on early extinguishment of debt in the 2022 period related to the write off of deferred financing costs and unamortized discounts relating to our amendment to our revolving credit facility and the repayment of $500,000 of unsecured senior notes.
Income tax expense. The increase in income tax expense is primarily due to an increase in our foreign sourced income tax expense during the 2023 period, partially offset by lower net state income tax expense.
Equity in (losses) earnings of an investee. Equity in (losses) earnings of an investee represents our proportionate share of the earnings (losses) of Sonesta.
Net income (loss). Our net income (loss) and net income (loss) per common share (basic and diluted) each changed in the 2023 period compared to the 2022 period primarily due to the revenue and expense changes discussed above.

Liquidity and Capital Resources (dollar amounts in thousands, except share amounts)
Our Managers and Tenants
As of June 30, 2023, all 221 of our hotels were managed by four hotel operating companies. Our 763 net lease properties were leased to 173 tenants as of June 30, 2023. The costs of operating and maintaining our properties are generally paid by the hotel managers as agents for us or by our tenants for their own account. Our hotel managers and tenants derive their funding for property operating expenses and for returns and rents due to us generally from property operating revenues and, to the extent that these parties themselves fund our owner’s priority returns and rents, from their separate resources. As of June 30, 2023, our hotel managers included Sonesta (195 hotels), Hyatt (17 hotels), Radisson (eight hotels), and IHG (one hotel). TA is our largest tenant (176 travel centers).
We recorded reserves for uncollectable amounts and decreased rental income by $1,813 and $5,353 for the three and six months ended June 30, 2023, respectively, based on our assessment of the collectability of rents. We reduced our reserves for uncollectable amounts and increased rental income by $160 and $667 for the three and six months ended June 30, 2022, respectively, based on our assessment of the collectability of rents. We had reserves for uncollectable rents of $11,187 and $7,697 as of June 30, 2023 and December 31, 2022, respectively, included in other assets in our condensed consolidated balance sheets.
We define net lease coverage as earnings before interest, taxes, depreciation, amortization and rent, or EBITDAR, divided by the annual minimum rent due to us weighted by the minimum rent of the property to total minimum rents of the net lease portfolio. Tenants with no minimum rent required under the lease are excluded. EBITDAR amounts used to determine rent coverage are generally for the latest twelve-month period, based on the most recent operating information, if any, furnished by the tenant. Operating statements furnished by the tenant often are unaudited and, in certain cases, may not have been prepared in accordance with GAAP and are not independently verified by us. In instances where we do not have tenant financial information, we calculate an implied coverage ratio for the period based on other tenants with available financial statements operating the same brand or within the same industry. As a result, we believe using this implied coverage metric provides a more reasonable estimated representation of recent operating results and financial condition for those tenants. Our net lease properties generated coverage of 2.94x and 2.80x as of June 30, 2023 and 2022, respectively.
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
The following is a summary of our sources and uses of cash flows for the periods presented (dollars in thousands):

	Six Months Ended June 30,
	2023	2022
Cash and cash equivalents and restricted cash at the beginning of the period	$45,420	$947,418
Net cash provided by (used in):
Operating activities	328,503	59,297
Investing activities	103,960	399,338
Financing activities	(27,258)	(705,948)
Cash and cash equivalents and restricted cash at the end of the period	$450,625	$700,105

The increase in cash provided by operating activities for the 2023 period compared to the prior year period is primarily due to $188,000 of prepaid rent received from TA, higher returns earned from our hotel portfolio and lower interest expense in the 2023 period. The decrease in cash flows provided by investing activities in the 2023 period compared to the 2022 period is primarily due to lower proceeds from the sale of real estate during the 2023 period, partially offset by proceeds from the TA Merger. The decrease in cash flows used in financing activities in the 2023 period compared to the prior year is primarily due to higher debt repayments made in the 2022 period.
We maintain our qualification for taxation as a REIT under the IRC by meeting certain requirements. We lease 221 hotels to our wholly owned TRSs that are managed by hotel operating companies. As a REIT, we do not expect to pay federal income taxes on the majority of our income; however, the income realized by our TRSs in excess of the rent they pay to us is subject to U.S. federal income tax at corporate income tax rates. In addition, the income we receive from our hotels in Canada and Puerto Rico is subject to taxes in those jurisdictions and we are subject to taxes in certain states where we have properties despite our qualification for taxation as a REIT.
Our Investment and Financing Liquidity and Capital Resources
Our hotel operating agreements generally provide that, if necessary, we may provide our managers with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. During the six months ended June 30, 2023, we funded $59,740 for capital improvements in excess of FF&E reserves available to our hotels. We currently expect to fund $160,000 for capital improvements to certain hotels in the next twelve months using cash on hand.
Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. We own all the FF&E escrows for our hotels. During the six months ended June 30, 2023, certain of our hotel managers deposited $3,662 to these accounts and spent $3,039 from the FF&E reserve escrow accounts to renovate and refurbish our hotels. As of June 30, 2023, there was $4,856 on deposit in these escrow accounts, which was held directly by us and is reflected in our condensed consolidated balance sheets as restricted cash.
Our net lease portfolio leases do not require FF&E escrow deposits and tenants under these leases are generally required to maintain the leased properties, including structural and non-structural components. We may provide tenant improvement allowances to tenants in certain cases or may develop sites with the intent to lease them. During the six months ended June 30, 2023, we funded $2,287 for capital improvements to our net lease properties. As of June 30, 2023, we had $1,180 of unspent leasing-related obligations related to certain net lease tenants.
During the six months ended June 30, 2023, we sold 18 hotels with 2,526 rooms for an aggregate sales price of $157,230, excluding closing costs and two net lease properties with 2,384 square feet for an aggregate sales price of $620, excluding closing costs. As of August 4, 2023, we have entered into agreements to sell two net lease properties with 39,133 square feet for an aggregate sales price of $3,725. These pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales or that these sales will not be delayed or the terms will not change. We continue to market 20 net lease properties with 358,419 square feet for sale. We expect to use the proceeds from the asset sales for general business purposes, which may include the repayment of debt.
BP completed its acquisition of TA on May 15, 2023. We received $379,293 in cash as part of this transaction, including $188,000 in prepaid rent from TA, $101,892 in merger consideration for the outstanding TA common shares we owned, and $89,400 for certain tradenames and trademarks associated with TA’s business we owned.
During the three months ended June 30, 2023, we purchased one hotel in Miami, FL with 250 rooms for a sales price of $165,400, excluding closing costs using cash on hand.
During the six months ended June 30, 2023, we declared and paid regular quarterly distributions to common shareholders using cash on hand as follows:

Declaration Date	Record Date	Paid Date	Dividend Per Common Share	Total Distributions
January 12, 2023	January 23, 2023	February 16, 2023	$0.20	$33,090
April 13, 2023	April 24, 2023	May 18, 2023	0.20	33,089
			$0.40	$66,179

On July 13, 2023, we declared a regular quarterly distribution to common shareholders of record as of July 24, 2023 of $0.20 per share, or approximately $33,089. We expect to pay this amount on or about August 17, 2023.
In order to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $650,000 secured revolving credit facility which is governed by the amended and restated credit agreement we entered into on June 29, 2023. This new facility replaces our prior $800,000 secured revolving credit facility, which had a maturity date of July 15, 2023, and is available for general business purposes, including acquisitions. We can borrow, repay, and reborrow funds available under the new facility until maturity and no principal repayments are due until maturity. The maturity date of the new facility is June 29, 2027, and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to further extend the stated maturity date of the new facility by two additional six-month periods.
Interest payable on drawings under the new facility is based on SOFR plus a margin ranging from 1.50% to 3.00% based on our leverage ratio, as defined in our credit agreement, which was 2.50% as of June 30, 2023. Our obligations under the new facility are secured by 69 properties, including 66 hotels and three net lease properties, with an undepreciated book value of $1,520,935 as of June 30, 2023. We also pay unused commitment fees of 20 to 30 basis points per annum on the total amount of lending commitments under our revolving credit facility based on amounts outstanding. As of June 30, 2023, the annual interest rate payable on borrowings under our revolving credit facility was 7.64%. We had no borrowings outstanding under either the new or prior facility for either the three or six months ended June 30, 2023. The weighted average annual interest rate for borrowings under the new and prior facility was 3.25% and 3.05%, respectively, for the three and six months ended June 30, 2022.
Our term debt maturities (other than our revolving credit facility) as of June 30, 2023 were as follows:

Type	Year	Maturity
Senior unsecured notes	2024	$1,175,000
Senior unsecured notes	2025	1,150,000
Senior unsecured notes	2026	800,000
Senior unsecured notes	2027	850,000
Senior unsecured notes	2028	400,000
Net lease mortgage notes	2028	609,548
Senior unsecured notes	2029	425,000
Senior unsecured notes	2030	400,000
		$5,809,548
None of our unsecured debt obligations require principal or sinking fund payments prior to their maturity dates. Our mortgage notes require monthly principal payments as described in Part I, Item 3 of this Quarterly Report on Form 10-Q.

On February 10, 2023, the Issuer issued $610,200 in aggregate principal amount of net lease mortgage notes. The notes are non-recourse and secured by the assets of the Issuer, which includes 308 net lease properties with annual minimum rents of $65,490 and a gross book carrying value of $754,916 as of June 30, 2023. The net proceeds from this issuance were $550,564 after initial purchaser discounts and offering costs. We simultaneously announced the early redemption of our outstanding 4.50% Senior Notes due in 2023 at a redemption price equal to the principal amount of $500,000, plus accrued and unpaid interest to, but excluding the date of redemption. This redemption occurred March 8, 2023 using the proceeds from the net lease mortgage notes described.
The net lease mortgage notes are summarized as follows:

Note Class	S&P Rating	Principal Outstanding as of June 30, 2023	Coupon Rate	Term	Maturity
Class A	AAA	$304,492	5.15%	5 years	February 2028
Class B	AA	172,856	5.55%	5 years	February 2028
Class C	A	132,200	6.70%	5 years	February 2028
Total / weighted average		$609,548	5.60%

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
Debt Covenants
Our debt obligations at June 30, 2023 consisted of $5,200,000 of publicly issued term debt and $609,548 aggregate principal amounts of mortgage notes secured by 308 net lease properties. For further information regarding our indebtedness, see Note 7 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our publicly issued term debt is governed by our indentures and related supplements. These indentures and related supplements and our credit agreement contain covenants that generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, and require us to maintain various financial ratios. Our credit agreement, net lease mortgage notes and our unsecured senior notes, indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR ceasing to act as our business manager. As of June 30, 2023, we believe we were in compliance with all of the covenants under our indentures and their supplements, net lease mortgage notes and our credit agreement.
Senior Notes Indenture Covenants
The following table summarizes the results of the financial tests required by the indentures and related supplements for our senior unsecured notes as of June 30, 2023:

	Actual Results	Covenant Requirement
Total debt / adjusted total assets	53.1%	Maximum of 60%
Secured debt / adjusted total assets	5.6%	Maximum of 40%
Consolidated income available for debt service / debt service	1.97x	Minimum of 1.50x
Total unencumbered assets / unsecured debt	163.9%	Minimum 150%
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
The following table presents summarized financial information for us and the subsidiary guarantors, on a combined basis after elimination of (i) intercompany transactions and balances among us and the subsidiary guarantors and (ii) equity in earnings from, and any investments in, any of our non-guarantor subsidiaries:

	As of June 30, 2023	As of December 31, 2022
Real estate properties, net (1)	$4,921,975	$5,316,318
Intercompany balances (2)	406,041	580,684
Other assets, net	789,989	723,092

Indebtedness, net	$5,161,403	$5,655,530
Other liabilities	563,592	366,936

Six Months Ended June 30, 2023
Revenues	$646,757
Expenses	782,116
Net loss	(135,359)
(1)Real estate properties, net as of June 30, 2023 includes $189,943 of properties owned directly by us and not included in the assets of the subsidiary guarantors.
(2)Intercompany balances represent receivables from non-guarantor subsidiaries.

Property and Operating Statistics (dollar amounts in thousands, except hotel statistics)
As of June 30, 2023, we owned and managed a diverse portfolio of hotels and net lease properties across the United States and in Puerto Rico and Canada with 143 distinct brands across 22 industries.
Hotel Portfolio
The following tables summarize the operating statistics, including ADR, occupancy and RevPAR reported to us by our hotel managers by hotel brand for the periods indicated. All operating data presented are based upon the operating results provided by our hotel managers for the indicated periods. We have not independently verified our managers’ operating data.

Comparable Hotels*			No. of Rooms or Suites	Occupancy			ADR			RevPAR
	Service Level	No. of Hotels		Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
Brand				2023	2022	Change	2023	2022	Change	2023	2022	Change
Sonesta Hotels & Resorts	Full Service	22	7,149	68.3%	67.7%	0.6 Pts	$156.21	$157.45	(0.8)%	$106.69	$106.59	0.1%
Royal Sonesta	Full Service	17	5,663	63.5%	59.6%	3.9 Pts	246.41	245.75	0.3%	156.47	146.47	6.8%
Radisson Hotel	Full Service	5	1,149	64.9%	70.0%	(5.1)Pts	145.01	137.48	5.5%	94.11	96.24	(2.2)%
Crowne Plaza	Full Service	1	495	69.3%	61.2%	8.1 Pts	140.51	132.72	5.9%	97.37	81.22	19.9%
Country Inn and Suites	Full Service	3	430	74.4%	69.8%	4.6 Pts	135.91	138.36	(1.8)%	101.12	96.58	4.7%
Full Service Total/Average		48	14,886	66.4%	64.6%	1.8 Pts	187.31	185.80	0.8%	124.37	120.03	3.6%
Sonesta Select	Select Service	44	6,427	58.2%	55.0%	3.2 Pts	118.30	120.46	(1.8)%	68.85	66.25	3.9%
Hyatt Place	Select Service	17	2,107	74.2%	74.6%	(0.4)Pts	126.38	121.34	4.2%	93.77	90.52	3.6%
Select Service Total/Average		61	8,534	62.1%	59.8%	2.3 Pts	120.68	120.73	—%	74.94	72.20	3.8%
Sonesta ES Suites	Extended Stay	60	7,643	71.5%	73.9%	(2.4)Pts	131.59	127.09	3.5%	94.09	93.92	0.2%
Sonesta Simply Suites	Extended Stay	50	6,366	73.8%	76.5%	(2.7)Pts	90.55	85.83	5.5%	66.83	65.66	1.8%
Extended Stay Total/Average		110	14,009	72.5%	75.1%	(2.6)Pts	112.75	108.15	4.3%	81.74	81.22	0.6%
Comparable Hotels Total/Average		219	37,429	67.7%	67.4%	0.3 Pts	$143.38	$140.06	2.4%	$97.07	$94.40	2.8%

Comparable Hotels*			No. of Rooms or Suites	Occupancy			ADR			RevPAR
	Service Level	No. of Hotels		Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
Brand				2023	2022	Change	2023	2022	Change	2023	2022	Change
Sonesta Hotels & Resorts	Full Service	22	7,149	62.6%	59.9%	2.7 Pts	$154.48	$151.74	1.8%	$96.70	$90.89	6.4%
Royal Sonesta	Full Service	17	5,663	55.5%	48.4%	7.1 Pts	243.26	232.60	4.6%	135.01	112.58	19.9%
Radisson Hotel	Full Service	5	1,149	65.1%	63.8%	1.3 Pts	148.94	132.73	12.2%	96.96	84.68	14.5%
Crowne Plaza	Full Service	1	495	63.9%	52.4%	11.5 Pts	140.18	128.02	9.5%	89.58	67.08	33.5%
Country Inn and Suites	Full Service	3	430	65.3%	61.1%	4.2 Pts	130.47	125.08	4.3%	85.20	76.42	11.5%
Full Service Total/Average		48	14,886	60.2%	55.5%	4.7 Pts	184.17	175.48	5.0%	110.87	97.39	13.8%
Sonesta Select	Select Service	44	6,427	54.7%	49.0%	5.7 Pts	118.57	115.08	3.0%	64.86	56.39	15.0%
Hyatt Place	Select Service	17	2,107	69.1%	66.7%	2.4 Pts	125.49	117.73	6.6%	86.71	78.53	10.4%
Select Service Total/Average		61	8,534	58.2%	53.4%	4.8 Pts	120.60	115.90	4.1%	70.19	61.89	13.4%
Sonesta ES Suites	Extended Stay	60	7,643	67.5%	69.9%	(2.4)Pts	129.96	121.21	7.2%	87.72	84.73	3.5%
Sonesta Simply Suites	Extended Stay	50	6,366	69.1%	71.3%	(2.2)Pts	90.69	82.94	9.3%	62.67	59.14	6.0%
Extended Stay Total/Average		110	14,009	68.2%	70.6%	(2.4)Pts	112.01	103.79	7.9%	76.39	73.28	4.2%
Comparable Hotels Total/Average		219	37,429	62.7%	60.7%	2.0 Pts	$141.25	$132.01	7.0%	$88.56	$80.13	10.5%

*We generally define comparable hotels as those that were owned by us and were open and operating for the entire periods being compared. For the three and six months ended June 30, 2023 and 2022, our comparable results exclude two hotels from our comparable results. One of the hotels was not owned for the entirety of the periods and the other suspended operations during part of the periods presented.

All Hotels*			No. of Rooms or Suites	Occupancy			ADR			RevPAR
	Service Level	No. of Hotels		Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
Brand				2023	2022	Change	2023	2022	Change	2023	2022	Change
Sonesta Hotels & Resorts	Full Service	23	7,399	68.1%	67.1%	1.0 Pts	$160.61	$165.90	(3.2)%	$109.38	$111.32	(1.7)%
Royal Sonesta	Full Service	17	5,663	63.5%	59.6%	3.9 Pts	246.41	245.75	0.3%	156.47	146.47	6.8%
Radisson Hotel	Full Service	5	1,149	64.9%	70.0%	(5.1)Pts	145.01	137.48	5.5%	94.11	96.24	(2.2)%
Crowne Plaza	Full Service	1	495	69.3%	61.2%	8.1 Pts	140.51	132.72	5.9%	97.37	81.22	19.9%
Country Inn and Suites	Full Service	3	430	74.4%	69.8%	4.6 Pts	135.91	138.36	(1.8)%	101.12	96.58	4.7%
Full Service Total/Average		49	15,136	66.3%	64.4%	1.9 Pts	189.01	189.65	(0.3)%	125.31	122.13	2.6%
Sonesta Select	Select Service	44	6,427	58.2%	55.0%	3.2 Pts	118.30	120.46	(1.8)%	68.85	66.25	3.9%
Hyatt Place	Select Service	17	2,107	74.2%	74.6%	(0.4)Pts	126.38	121.34	4.2%	93.77	90.52	3.6%
Select Service Total/Average		61	8,534	62.1%	59.8%	2.3 Pts	120.68	120.73	—%	74.94	72.20	3.8%
Simply ES Suites	Extended Stay	60	7,643	71.5%	73.9%	(2.4)Pts	131.59	127.09	3.5%	94.09	93.92	0.2%
Sonesta Simply Suites	Extended Stay	51	6,464	73.0%	75.8%	(2.8)Pts	90.55	85.83	5.5%	66.10	65.06	1.6%
Extended Stay Total/Average		111	14,107	72.2%	74.7%	(2.5)Pts	112.75	108.15	4.3%	81.41	80.79	0.8%
All Hotels Total/Average		221	37,777	67.6%	67.2%	0.4 Pts	$144.32	$141.77	1.8%	$97.56	$95.27	2.4%

All Hotels*			No. of Rooms or Suites	Occupancy			ADR			RevPAR
	Service Level	No. of Hotels		Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
Brand				2023	2022	Change	2023	2022	Change	2023	2022	Change
Sonesta Hotels & Resorts	Full Service	23	7,399	62.7%	59.8%	2.9 Pts	$161.73	$162.18	(0.3)%	$101.40	$96.98	4.6%
Royal Sonesta	Full Service	17	5,663	55.5%	48.4%	7.1 Pts	243.26	232.60	4.6%	135.01	112.58	19.9%
Radisson Hotel	Full Service	5	1,149	65.1%	63.8%	1.3 Pts	148.94	132.73	12.2%	96.96	84.68	14.5%
Crowne Plaza	Full Service	1	495	63.9%	52.4%	11.5 Pts	140.18	128.02	9.5%	89.58	67.08	33.5%
Country Inn and Suites	Full Service	3	430	65.3%	61.1%	4.2 Pts	130.47	125.08	4.3%	85.20	76.42	11.5%
Full Service Total/Average		49	15,136	60.3%	55.6%	4.7 Pts	187.29	180.46	3.8%	112.94	100.34	12.6%
Sonesta Select	Select Service	44	6,427	54.7%	49.0%	5.7 Pts	118.57	115.08	3.0%	64.86	56.39	15.0%
Hyatt Place	Select Service	17	2,107	69.1%	66.7%	2.4 Pts	125.49	117.73	6.6%	86.71	78.53	10.4%
Select Service Total/Average		61	8,534	58.2%	53.4%	4.8 Pts	120.60	115.90	4.1%	70.19	61.89	13.4%
Simply ES Suites	Extended Stay	60	7,643	67.5%	69.9%	(2.4)Pts	129.96	121.21	7.2%	87.72	84.73	3.5%
Sonesta Simply Suites	Extended Stay	51	6,464	68.4%	70.5%	(2.1)Pts	90.69	82.94	9.3%	62.03	58.47	6.1%
Extended Stay Total/Average		111	14,107	67.9%	70.2%	(2.3)Pts	112.01	103.79	7.9%	76.05	72.86	4.4%
All Hotels Total/Average		221	37,777	62.7%	60.6%	2.1 Pts	$142.74	$134.11	6.4%	$89.50	$81.27	10.1%

*Results of all hotels owned as of June 30, 2023. Excludes the results of hotels sold during the periods presented and includes data for one hotel for periods prior to when we acquired it.
Net Lease Portfolio
As of June 30, 2023, our net lease properties were 96.1% occupied and we had 30 properties available for lease. During the six months ended June 30, 2023, we entered into lease renewals for 5,347,670 rentable square feet (183 properties) at weighted (by rentable square feet) average rents that were 9.6% above the prior rents for the same space. The weighted (by rentable square feet) average lease term for these leases was 10.2 years. We also entered into new leases for 5,911 rentable square feet (two properties) for rent that was 116.3% above the prior rent for the same space. The weighted (by rentable square feet) average lease term for these leases was 8.2 years.
Generally, lease agreements with our net lease tenants require payment of minimum rent to us. Certain of these minimum rent payment amounts are secured by full or limited guarantees. Annualized minimum rent represents cash amounts and excludes adjustments, if any, necessary to record scheduled rent changes on a straight line basis or any expense reimbursement. Annualized minimum rent excludes the impact of rents prepaid by TA.

As of June 30, 2023, our net lease tenants operated across more than 134 brands. The following table identifies the top ten brands based on annualized minimum rent.

	Brand	No. of Properties	Investment (1)	Percent of Total Investment	Annualized Minimum Rent (2)	Percent of Total Annualized Minimum Rent	Coverage (3)

1.	TravelCenters of America Inc.	132	$2,258,977	44.5%	$173,403	46.1%	2.77	x
2.	Petro Stopping Centers	44	1,015,156	20.0%	80,597	21.4%	2.35	x
3.	The Great Escape	14	98,242	1.9%	7,711	2.1%	6.20	x
4.	Life Time Fitness	3	92,617	1.8%	5,770	1.5%	2.35	x
5.	AMC Theatres	8	77,733	1.5%	5,254	1.4%	1.43	x
6.	Buehler's Fresh Foods	5	76,469	1.5%	5,657	1.5%	3.24	x
7.	Heartland Dental	59	61,120	1.2%	4,699	1.3%	4.24	x
8.	Norms	10	53,673	1.1%	3,693	1.0%	2.68	x
9.	Express Oil Change	23	49,724	1.0%	3,717	1.0%	4.32	x
10.	Pizza Hut	40	45,285	0.9%	3,401	0.9%	2.11	x
	Other (4)	425	1,251,736	24.6%	81,879	21.8%	3.60	x
	Total	763	$5,080,732	100.0%	$375,781	100.0%	2.94	x
(1)Represents historical cost of our properties plus capital improvements funded by us less impairment write-downs, if any.
(2)See page 33 for our definition of annualized minimum rent.
(3)See page 26 for our definition of coverage.
(4)Consists of 124 distinct brands with an average investment of $2,945 and average annual minimum rent of $193 per property.
As of June 30, 2023, our top ten net lease tenants based on annualized minimum rent are listed below.

	Tenant	Brand Affiliation	No. of Properties	Investment (1)	Percent of Total Investment	Annualized Minimum Rent(2)	Percent of Total Annualized Minimum Rent	Coverage (3)

1.	TravelCenters of America Inc.	TravelCenters of America / Petro Stopping Centers	176	$3,274,133	64.4%	$254,000	67.6%	2.64x	(4)
2.	Universal Pool Co., Inc.	The Great Escape	14	98,242	1.9%	7,711	2.1%	6.20x
3.	Healthy Way of Life II, LLC	Life Time Fitness	3	92,617	1.8%	5,770	1.5%	2.35x
4.	American Multi-Cinema, Inc.	AMC Theatres	8	77,733	1.5%	5,254	1.4%	1.43x
5.	Styx Acquisition, LLC	Buehler's Fresh Foods	5	76,469	1.5%	5,657	1.5%	3.24x
6.	Professional Resource Development, Inc.	Heartland Dental	59	61,120	1.2%	4,699	1.3%	4.24x
7.	Norms Restaurants, LLC	Norms	10	53,673	1.1%	3,693	1.0%	2.68x
8.	Express Oil Change, L.L.C.	Express Oil Change	23	49,724	1.0%	3,717	1.0%	4.32x
9.	Pilot Travel Centers LLC	Flying J Travel Plaza	3	41,681	0.8%	3,247	0.9%	6.40x
10.	Capitol Racquet Sports, Inc.	Courthouse Athletic Club	4	39,688	0.8%	1,878	0.5%	1.27x
	Subtotal, top 10		305	3,865,080	76.0%	295,626	78.8%	2.80x
11.	Other (5)	Various	458	1,215,652	24.0%	80,155	21.2%	3.47x
	Total		763	$5,080,732	100.0%	$375,781	100.0%	2.94x
(1)Represents historical cost of our net lease properties plus capital improvements funded by us less impairment write-downs, if any.
(2)See page 33 for our definition of annualized minimum rent.
(3)See page 26 for our definition of coverage.
(4)TA is our largest tenant. We lease 176 travel centers (132 under the TravelCenters of America brand and 44 under the Petro Stopping Centers brand) to a subsidiary of TA under five master leases that expire in 2033. TA has five renewal options for 10 years each for all of the travel centers. BP Corporation North America Inc. guarantees payments under each of the five master leases, limited by an initial aggregate cap of approximately $3,040,000. Annualized minimum rent excludes the impact of rents prepaid by TA.
(5)Consists of 163 tenants with an average investment of $2,654 and an average annual minimum rent of $175 per property.

As of June 30, 2023, our net lease tenants operated across 21 distinct industries within the service oriented retail sector of the U.S. economy.

Industry	No. of Properties	Investment (1)	Percent of Total Investment	Annualized Minimum Rent (2)	Percent of Total Annualized Minimum Rent	Coverage (3)

Travel Centers	179	$3,315,814	65.4%	$257,248	68.5%	2.69	x
Restaurants-Quick Service	213	290,151	5.7%	19,727	5.2%	3.22	x
Health and Fitness	13	186,362	3.7%	11,026	2.9%	2.00	x
Restaurants-Casual Dining	51	184,262	3.6%	11,465	3.0%	2.73	x
Movie Theaters	18	160,055	3.2%	9,742	2.6%	1.52	x
Grocery Stores	19	129,152	2.5%	9,223	2.5%	3.76	x
Home Goods and Leisure	20	120,708	2.4%	9,699	2.6%	5.55	x
Automotive Equipment and Services	64	107,054	2.1%	7,691	2.0%	4.34	x
Medical, Dental Office	70	103,849	2.0%	8,362	2.2%	2.95	x
Automotive Dealers	8	62,651	1.2%	4,964	1.3%	5.41	x
Entertainment	4	61,436	1.2%	4,319	1.1%	2.97	x
Educational Services	9	55,319	1.1%	4,462	1.2%	1.40	x
General Merchandise Stores	3	52,687	1.0%	3,672	1.0%	2.53	x
Building Materials	30	35,816	0.7%	3,033	0.8%	6.87	x
Car Washes	5	28,658	0.6%	2,214	0.6%	3.05	x
Miscellaneous Manufacturing	4	19,686	0.4%	1,360	0.4%	17.04	x
Drug Stores and Pharmacies	7	19,251	0.4%	1,258	0.3%	0.55	x
Sporting Goods	3	17,742	0.3%	1,092	0.3%	5.55	x
Legal Services	5	11,362	0.2%	1,054	0.3%	2.42	x
Dollar Stores	3	2,971	0.1%	189	0.1%	2.61	x
Other	5	27,244	0.5%	3,981	1.1%	5.90	x
Vacant	30	88,502	1.7%	—	—%	—	x
Total	763	$5,080,732	100.0%	$375,781	100.0%	2.94	x
(1)Represents historical cost of our net lease properties plus capital improvements funded by us less impairment write-downs, if any.
(2)See page 33 for our definition of annualized minimum rent.
(3)See page 26 for our definition of coverage.

As of June 30, 2023, lease expirations at our net lease properties by year are as follows:

Year (1)	Square Feet	Annualized Minimum Rent Expiring (2)	Percent of Total Annualized Minimum Rent Expiring	Cumulative Percent of Total Annualized Minimum Rent Expiring

2023	93,458	$838	0.2%	0.2%
2024	762,282	9,768	2.6%	2.8%
2025	436,038	8,973	2.4%	5.2%
2026	1,134,371	11,994	3.2%	8.4%
2027	936,889	12,394	3.3%	11.7%
2028	710,279	11,628	3.1%	14.8%
2029	273,422	6,105	1.6%	16.4%
2030	138,590	4,175	1.1%	17.5%
2031	365,524	4,597	1.2%	18.7%
2032	143,954	2,984	0.8%	19.5%
2033	5,263,701	258,382	68.8%	88.3%
2034	144,247	4,533	1.2%	89.5%
2035	1,089,282	18,713	5.1%	94.6%
2036	297,074	5,210	1.4%	96.0%
2037	296,403	2,396	0.6%	96.6%
2038	66,700	1,191	0.3%	96.9%
2039	134,901	3,219	0.9%	97.8%
2040	115,142	2,406	0.6%	98.4%
2041	223,043	2,302	0.6%	99.0%
2043	57,543	155	0.0%	99.0%
2044	83,635	125	0.0%	99.0%
2045	63,490	3,693	1.0%	100.0%
Total	12,829,968	$375,781	100%
(1)The year of lease expiration is pursuant to contract terms.
(2)See page 33 for our definition of annualized minimum rent.
As of June 30, 2023, shown below is the list of our top ten states where our net lease properties are located. No other state represents more than 3% of our net lease annual minimum rents.

State	Square Feet	Annualized Minimum Rent (1)	Percent of Total Annualized Minimum Rent

Texas	1,176,854	$1,176,854	9.0%
Ohio	1,339,304	1,297,487	7.1%
Illinois	1,010,047	1,010,047	7.7%
California	399,045	399,045	3.1%
Georgia	597,248	597,248	4.6%
Florida	529,040	529,040	4.1%
Arizona	476,651	476,651	3.7%
Indiana	654,927	577,916	4.4%
Pennsylvania	544,003	486,460	3.7%
New Mexico	246,478	246,478	1.9%
Other	6,495,881	6,247,048	47.8%
Total	13,469,478	$13,044,274	97.1%
(1)See page 33 for our definition of annualized minimum rent.

Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc., TA and Sonesta and others related to them. For further information about these and other such relationships and related person transactions, see Notes 5, 6, 9 and 10 to our Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2022 Annual Report, our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission, or SEC. In addition, see the section captioned “Risk Factors” in our 2022 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR or its subsidiaries provide management services.
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
Non-GAAP Financial Measures
We present certain “non-GAAP financial measures” within the meaning of the applicable SEC rules, including funds from operations, or FFO, and normalized funds from operations, or Normalized FFO. These measures do not represent cash generated by operating activities in accordance with GAAP and should not be considered alternatives to net (loss) income as indicators of our operating performance or as measures of our liquidity. These measures should be considered in conjunction with net (loss) income as presented in our condensed consolidated statements of comprehensive income (loss). We consider these non-GAAP measures to be appropriate supplemental measures of operating performance for a REIT, along with net (loss) income. We believe these measures provide useful information to investors because by excluding the effects of certain historical amounts, such as depreciation and amortization expense, they may facilitate a comparison of our operating performance between periods and with other REITs.
Funds From Operations and Normalized Funds From Operations
We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, which is net (loss) income, calculated in accordance with GAAP, excluding any gain or loss on sale of properties and loss on impairment of real estate assets, if any, plus real estate depreciation and amortization, less any gains and losses on equity securities, as well as adjustments to reflect our share of FFO attributable to an investee and certain other adjustments currently not applicable to us. In calculating Normalized FFO, we adjust for the items shown below. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to satisfy our REIT distribution requirements, the availability to us of debt and equity capital, our distribution rate as a percentage of the trading price of our common shares, or dividend yield, and to the dividend yield of other REITs, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. Other real estate companies and REITs may calculate FFO and Normalized FFO differently than we do.

Our calculations of FFO and Normalized FFO for the three and six months ended June 30, 2023 and 2022 and reconciliations of net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to those amounts appear in the following table (amounts in thousands, except per share amounts).

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2023	2022	2023	2022
Net (loss) income		$(11,278)	$11,350	$14,672	$(108,472)
Add (Less):	Depreciation and amortization expense	94,571	100,520	194,610	204,633
	Loss on asset impairment, net (1)	9,005	3,048	9,005	8,548
	Loss (gain) on sale of real estate, net (2)	62	(38,851)	(41,836)	(44,399)
	Loss (gain) on equity securities, net (3)	593	10,059	(48,837)	20,319
	Adjustments to reflect our share of FFO attributable to an investee (4)	798	905	2,031	1,571
FFO		93,751	87,031	129,645	82,200
Add (less):	Transaction related costs (5)	931	743	1,818	1,920
	Loss on early extinguishment of debt (6)	238	791	282	791
	Adjustments to reflect our share of Normalized FFO attributable to an investee (4)	207	593	528	838
Normalized FFO		$95,127	$89,158	$132,273	$85,749

	Weighted average shares outstanding (basic and diluted) (7)	164,902	164,677	164,884	164,672

Basic and diluted per common share amounts:
	Net (loss) income	$(0.07)	$0.07	$0.09	$(0.66)
	FFO	$0.57	$0.53	$0.79	$0.50
	Normalized FFO	$0.58	$0.54	$0.80	$0.52
	Distributions declared per share	$0.20	$0.01	$0.40	$0.02
(1)We recorded a net loss on asset impairment of $9,005 to reduce the carrying value of 16 net lease properties to their estimated fair value less costs to sell during the three months and six months ended June 30, 2023, a net loss on impairment of $3,048 to reduce the carrying value of two hotels and four net lease properties to their estimated fair value less costs to sell during the three months ended June 30, 2022, and a net loss on impairment of $8,548 to reduce the carrying value of 25 hotels and four net lease properties to their estimated fair value less costs to sell during the six months ended June 30, 2022.
(2)We recorded a $62 net loss on sale of real estate during the three months ended June 30, 2023 in connection with the sale of two net lease properties, a $38,851 net gain on sale of real estate during the three months ended June 30, 2022 in connection with the sale of 52 hotels and 11 net lease properties, a $41,836 net gain on sale of real estate during the six months ended June 30, 2023 in connection with the sale of 18 hotels and two net lease properties and a $44,399 net gain on sale of real estate during the six months ended June 30, 2022 in connection with the sale of 56 hotels and 13 net lease properties.
(3)Loss (gain) on equity securities, net represents the adjustment to the carrying value of our former investment in shares of TA common stock to its fair value.
(4)Represents adjustments to reflect our proportionate share of FFO and normalized FFO related to our equity investment in Sonesta.
(5)Transaction related costs for the three and six months ended June 30, 2023 of $931 and $1,818, respectively, primarily consisted of costs related to hotel rebranding activity, demolition of certain vacant properties, and potential acquisitions. Transaction related costs for the three months ended June 30, 2022 of $743 primarily consisted of costs related to potential financing transactions and for the three months ended March 31, 2022 of $1,177 primarily consisted of costs related to our hotel rebranding activities.

(6)We recorded a $238 loss on early extinguishment of debt during the three months ended June 30, 2023 related to the write off of unamortized issuance costs relating to our amendment to our revolving credit agreement, a $44 loss on early extinguishment of debt during the three months ended March 31, 2023 related to the write off of deferred financing costs relating to our repayment of $500,000 of unsecured senior notes due in March 2023 and a $791 loss on early extinguishment of debt during the three and six months ended June 30, 2022 related to the write off of deferred financing costs and unamortized discounts relating to our amendment to our revolving credit facility and the repayment of $500,000 of unsecured senior notes.
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
Fixed Rate Debt
At June 30, 2023, our outstanding publicly tradable debt consisted of 11 issues of unsecured fixed rate senior notes and secured fixed rate net lease mortgage notes:

Debt	Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
Unsecured Senior Notes	$350,000	4.650%	$16,275	2024	Semi-Annually
Unsecured Senior Notes	825,000	4.350%	35,888	2024	Semi-Annually
Unsecured Senior Notes	350,000	4.500%	15,750	2025	Semi-Annually
Unsecured Senior Notes	800,000	7.500%	60,000	2025	Semi-Annually
Unsecured Senior Notes	350,000	5.250%	18,375	2026	Semi-Annually
Unsecured Senior Notes	450,000	4.750%	21,375	2026	Semi-Annually
Unsecured Senior Notes	400,000	4.950%	19,800	2027	Semi-Annually
Unsecured Senior Notes	450,000	5.500%	24,750	2027	Semi-Annually
Unsecured Senior Notes	400,000	3.950%	15,800	2028	Semi-Annually
Net Lease Mortgage Notes	609,548	5.600%	34,653	2028	Monthly
Unsecured Senior Notes	425,000	4.950%	21,038	2029	Semi-Annually
Unsecured Senior Notes	400,000	4.375%	17,500	2030	Semi-Annually
	$5,809,548		$301,204
No principal repayments are due under our unsecured senior notes until maturity. Our net lease mortgage notes require principal and interest payments through maturity pursuant to amortization schedules. Because these notes require interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are one percentage point higher than the rates shown above, our per annum interest cost would increase by approximately $58,095. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. The U.S. Federal Reserve has raised the federal funds rate multiple times since the beginning of 2022 and has signaled that further increases may occur. Based on the balances outstanding at June 30, 2023 and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point change in interest rates would change the fair value of those debt obligations by approximately $123,252.
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
Floating Rate Debt
At June 30, 2023, we had no amounts outstanding under our revolving credit facility. The maturity date of our revolving credit facility is June 29, 2027, and, subject to our meeting certain conditions, including our payment of an extension fee, we have an option to extend the stated maturity date of the facility by two six-month periods. No principal repayments are required under our revolving credit facility prior to maturity and repayments may be made and redrawn subject to conditions at any time without penalty.

Borrowings under our revolving credit facility are in U.S. dollars and require interest to be paid at a rate of SOFR plus premiums that are subject to adjustment based upon changes to our credit ratings. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically SOFR and to changes in our credit ratings. In addition, upon renewal or refinancing of our revolving credit facility, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of this floating rate debt but would affect our operating results.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at June 30, 2023 if we were fully drawn on our revolving credit facility.

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact (2)
At June 30, 2023	7.64%	$650,000	$49,660	$0.30
One percentage point increase	8.64%	$650,000	$56,160	$0.34
(1)Based on SOFR plus a premium, which was 250 basis points per annum, as of June 30, 2023.
(2)Based on diluted weighted average common shares outstanding for the six months ended June 30, 2023.
The foregoing table shows the impact of an immediate change in floating interest rates as of June 30, 2023. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts under our revolving credit facility or other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

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
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•    The ability of our manager, RMR, to successfully manage us,
•    Actual and potential conflicts of interest with our related parties, including our Managing Trustees, Sonesta, RMR and others affiliated with them,
•    Our qualification for taxation as a REIT under the IRC,
•    Our ability to realize benefits from the scale, geographic diversity, strategic locations and variety of service levels of our hotels,
•    Changes in federal or state tax laws,
•    Limitations imposed on our business and our ability to satisfy complex rules in order for us to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,
•    Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•    Acts of terrorism, outbreaks or continuation of pandemics or other significant adverse public health safety events or conditions, war or other hostilities, supply chain disruptions, climate change or other man-made or natural disasters beyond our control, and
•    Other matters.
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

Part II. Other Information
Item 1A. Risk Factors
There have been no material changes to risk factors from those we previously disclosed in our 2022 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended June 30, 2023:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 1, 2023 - June 30, 2023	16,761	$8.96	$—	$—
Total	16,761	$8.96	$—	$—
(1)These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of certain former officers and employees of RMR in connection with the vesting of awards of our common shares to them. We withheld and purchased these shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the purchase dates.

Item 6. Exhibits

Exhibit Number	Description
3.1
Composite Copy of Amended and Restated Declaration of Trust, dated as of August 21, 1995, as amended to date. (Incorporated by reference to the Company’s Post-Effective Amendment No. 2 to Registration Statement on Form S-3, filed on July 15, 2020, File No. 333-226944.)

3.2	Articles Supplementary to the Declaration of Trust of the Company, dated June 10, 2020. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 10, 2020.)
3.3	Second Amended and Restated Bylaws of the Company, adopted effective June 13, 2023. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 14, 2023.)
4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.)
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

4.21
Supplemental Indenture, dated as of July 27, 2023, among the Company, HPTWN Properties Trust, Highway Ventures Properties Trust, Highway Ventures Properties LLC, HPT TA Properties LLC and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 7.50% Senior Notes due 2025. (Filed herewith.)

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

4.26
Supplemental Indenture, dated as of July 27, 2023, among the Company, HPTWN Properties Trust, Highway Ventures Properties Trust, Highway Ventures Properties LLC, HPT TA Properties LLC and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 5.50% Senior Notes due 2027. (Filed herewith.)

4.27
Registration Rights and Lock-Up Agreement, dated as of June 5, 2015, among the Company, ABP Trust (f/k/a Reit Management & Research Trust) and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2015.)

10.1	Form of Indemnification Agreement. (Filed herewith.)

Exhibit Number	Description
10.2
Third Amended and Restated Credit Agreement, dated as of June 29, 2023, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other institutions party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 6, 2023.)

10.3
Incremental Revolving Commitment Assumption Agreement, dated as of July 5, 2023, among the Company, certain of its subsidiaries party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other institutions party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 6, 2023.)

10.4
Amended and Restated Pledge Agreement, dated as of June 29, 2023, between the Company, certain of its direct and indirect subsidiaries and Wells Fargo Bank, National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 6, 2023.)

10.5
Representative Form of Amended and Restated Management Agreement among Sonesta International Hotels Corporation, Cambridge TRS, Inc., HPT CY TRS, Inc., HPT TRS IHG-2, Inc. and HRP TRS MRP, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 10, 2022.) (Schedules thereto filed herewith.) (Schedule of applicable agreements filed herewith.)

10.6	Third Amended and Restated Lease Agreement No. 1, dated as of May 15, 2023, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Filed herewith.)
10.7
Second Amended and Restated Guaranty Agreement, dated as of May 15, 2023, by BP Corporation North America, Inc. for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (relating to Third Amended and Restated Lease Agreement No. 1). (Filed herewith.)

10.8	Third Amended and Restated Lease Agreement No. 2, dated as of May 15, 2023, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Filed herewith.)
10.9
Second Amended and Restated Guaranty Agreement, dated as of May 15, 2023, by BP Corporation North America, Inc. for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (relating to Third Amended and Restated Lease Agreement No. 2). (Filed herewith.)

10.10	Third Amended and Restated Lease Agreement No. 3, dated as of May 15, 2023, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Filed herewith.)
10.11
Second Amended and Restated Guaranty Agreement, dated as of May 15, 2023, by BP Corporation North America, Inc. for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (relating to Third Amended and Restated Lease Agreement No. 3). (Filed herewith.)

10.12	Third Amended and Restated Lease Agreement No. 4, dated as of May 15, 2023, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Filed herewith.)
10.13
Second Amended and Restated Guaranty Agreement, dated as of May 15, 2023, by BP Corporation North America, Inc. for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (relating to Third Amended and Restated Lease Agreement No. 4). (Filed herewith.)

10.14	Second Amended and Restated Lease Agreement No. 5, dated as of May 15, 2023, among Highway Ventures Properties Trust, Highway Ventures Properties LLC and TA Operating LLC. (Filed herewith.)
10.15
Second Amended and Restated Guaranty Agreement, dated as of May 15, 2023, by BP Corporation North America, Inc. for the benefit of Highway Ventures Properties Trust and Highway Ventures Properties LLC (relating to Second Amended and Restated Lease Agreement No. 5). (Filed herewith.)

22.1	List of Subsidiary Guarantors. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
99.1	Letter Agreement, dated as of May 1, 2023, between the Company and The RMR Group LLC. (Filed herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)

Exhibit Number	Description
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVICE PROPERTIES TRUST

/s/ Todd W. Hargreaves
Todd W. Hargreaves
President and Chief Investment Officer
Dated: August 7, 2023

/s/ Brian E. Donley
Brian E. Donley
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: August 7, 2023