Form 10-Q
period 2023-09-30
Service Properties Trust
filed 2023-11-06
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of November 3, 2023: 165,770,240

SERVICE PROPERTIES TRUST
FORM 10-Q
September 30, 2023

References in this Quarterly Report on Form 10-Q to the Company, SVC, we, us or our include Service Properties Trust and our consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

Part I. Financial Information
Item 1. Financial Statements
SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands, except share data)

	September 30, 2023	December 31, 2022
ASSETS
Real estate properties:
Land	$1,972,945	$1,902,587
Buildings, improvements and equipment	7,745,858	7,658,282
Total real estate properties, gross	9,718,803	9,560,869
Accumulated depreciation	(3,129,087)	(2,970,133)
Total real estate properties, net	6,589,716	6,590,736
Acquired real estate leases and other intangibles, net	137,366	252,357
Assets held for sale	13,567	121,905
Cash and cash equivalents	418,162	38,369
Restricted cash	17,366	7,051
Equity method investments	110,533	112,617
Investment in equity securities	—	53,055
Due from related persons	28,497	35,033
Other assets, net	289,104	277,068
Total assets	$7,604,311	$7,488,191

LIABILITIES AND SHAREHOLDERS’ EQUITY
Senior unsecured notes, net	$5,164,302	$5,655,530
Mortgage notes payable, net	556,447	—
Accounts payable and other liabilities	568,325	425,960
Due to related persons	13,287	17,909
Total liabilities	6,302,361	6,099,399

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 165,772,040 and 165,452,566, shares issued and outstanding, respectively	1,658	1,655
Additional paid in capital	4,556,991	4,554,861
Cumulative other comprehensive income	2,139	2,383
Cumulative net income available for common shareholders	2,513,823	2,503,279
Cumulative common distributions	(5,772,661)	(5,673,386)
Total shareholders’ equity	1,301,950	1,388,792
Total liabilities and shareholders’ equity	$7,604,311	$7,488,191
The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Hotel operating revenues	$395,526	$400,453	$1,134,649	$1,116,843
Rental income	101,299	97,798	295,164	290,949
Total revenues	496,825	498,251	1,429,813	1,407,792

Expenses:
Hotel operating expenses	317,752	318,266	926,418	933,803
Other operating expenses	4,802	3,511	13,079	9,162
Depreciation and amortization	94,498	101,514	289,108	306,147
General and administrative	10,849	11,293	34,180	35,743
Transaction related costs	115	—	1,933	1,920
Loss on asset impairment, net	512	1,172	9,517	9,720
Total expenses	428,528	435,756	1,274,235	1,296,495

Gain (loss) on sale of real estate	123	(164)	41,959	44,235
Gains on equity securities, net	—	23,056	48,837	2,737
Interest income	5,626	1,442	11,880	2,735
Interest expense (including amortization of debt issuance costs and debt discounts and premiums of $6,608, $4,595, $18,644 and $15,529, respectively)	(82,280)	(81,740)	(246,363)	(263,904)
Loss on early extinguishment of debt	—	—	(282)	(791)
(Loss) income before income taxes and equity in earnings of an investee	(8,234)	5,089	11,609	(103,691)
Income tax benefit (expense)	2,242	(390)	775	(1,558)
Equity in earnings (losses) of an investee	1,864	2,801	(1,840)	4,277
Net (loss) income	(4,128)	7,500	10,544	(100,972)
Other comprehensive income:
Equity interest in investee's unrealized (losses) gains	(245)	684	(244)	734
Other comprehensive (loss) income	(245)	684	(244)	734
Comprehensive (loss) income	$(4,373)	$8,184	$10,300	$(100,238)

Weighted average common shares outstanding (basic and diluted)	165,027	164,745	164,933	164,697

Net (loss) income per common share (basic and diluted)	$(0.03)	$0.05	$0.06	$(0.61)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(dollars in thousands, except share data)

	Common Shares			Additional Paid in Capital	Cumulative Net Income Available for Common Shareholders	Cumulative Other Comprehensive Income (Loss)
	Number of Shares	Common Shares	Cumulative Common Distributions
							Total

Balance at December 31, 2022	165,452,566	$1,655	$(5,673,386)	$4,554,861	$2,503,279	$2,383	$1,388,792
Net income	—	—	—	—	25,950	—	25,950
Equity in unrealized losses of investees	—	—	—	—	—	(214)	(214)
Common share grants	—	—	—	514	—	—	514
Common share repurchases	(4,971)	—	—	(46)	—	—	(46)
Common share forfeitures	(1,600)	—	—	(1)			(1)
Distributions	—	—	(33,090)	—	—	—	(33,090)
Balance at March 31, 2023	165,445,995	1,655	(5,706,476)	4,555,328	2,529,229	2,169	1,381,905
Net loss	—	—	—	—	(11,278)	—	(11,278)
Equity in unrealized gains of investees	—	—	—	—	—	215	215
Common share grants	56,000	—	—	1,474	—	—	1,474
Common share repurchases	(16,761)	—	—	(150)	—	—	(150)
Common share forfeitures	(1,400)	—	—	(2)	—	—	(2)
Distributions	—	—	(33,089)	—	—	—	(33,089)
Balance at June 30, 2023	165,483,834	1,655	(5,739,565)	4,556,650	2,517,951	2,384	1,339,075
Net loss	—	—	—	—	(4,128)	—	(4,128)
Equity in unrealized gains of investees	—	—	—	—	—	(245)	(245)
Common share grants	382,000	4	—	999	—	—	1,003
Common share repurchases	(76,194)	(1)	—	(600)	—	—	(601)
Common share forfeitures	(17,600)	—	—	(58)	—	—	(58)
Distributions	—	—	(33,096)	—	—	—	(33,096)
Balance at September 30, 2023	165,772,040	$1,658	$(5,772,661)	$4,556,991	$2,513,823	$2,139	$1,301,950

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(dollars in thousands, except share data)

	Common Shares			Additional Paid in Capital	Cumulative Net Income Available for Common Shareholders	Cumulative Other Comprehensive Income (Loss)
	Number of Shares	Common Shares	Cumulative Common Distributions
							Total

Balance at December 31, 2021	165,092,333	$1,651	$(5,635,342)	$4,552,558	$2,635,660	$779	$1,555,306
Net loss	—	—	—	—	(119,822)	—	(119,822)
Equity in unrealized gains of investees	—	—	—	—	—	4	4
Common share grants	—	—	—	462	—	—	462
Common share forfeitures	(800)	—	—	—	—	—	—
Distributions	—	—	(1,651)	—	—	—	(1,651)
Balance at March 31, 2022	165,091,533	1,651	(5,636,993)	4,553,020	2,515,838	783	1,434,299
Net income	—	—	—	—	11,350	—	11,350
Equity in unrealized gains of investees	—	—	—	—	—	46	46
Common share grants	49,000	—	—	836	—	—	836
Common share repurchases	(478)	—	—	(4)	—	—	(4)
Common share forfeitures	(1,600)	—	—	(4)	—	—	(4)
Distributions	—	—	(1,651)	—	—	—	(1,651)
Balance at June 30, 2022	165,138,455	1,651	(5,638,644)	4,553,848	2,527,188	829	1,444,872
Net income	—	—	—	—	7,500	—	7,500
Equity in unrealized gains of investees	—	—	—	—	—	684	684
Common share grants	384,500	4	—	972	—	—	976
Common share repurchases	(68,371)	(1)	—	(458)	—	—	(459)
Common share forfeitures	(1,000)	—	—	(4)	—	—	(4)
Distributions	—	—	(1,651)	—	—	—	(1,651)
Balance at September 30, 2022	165,453,584	$1,654	$(5,640,295)	$4,554,358	$2,534,688	$1,513	$1,451,918

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$10,544	$(100,972)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	289,108	306,147
Net amortization of debt issuance costs, discounts and premiums as interest	18,644	15,529
Straight line rental income	(6,867)	5,530
Loss on early extinguishment of debt	282	791
Loss on asset impairment, net	9,517	9,720
Gains on equity securities, net	(48,837)	(2,737)
Equity in losses (earnings) of an investee	1,840	(4,277)
Gain on sale of real estate	(41,959)	(44,235)
Other non-cash income, net	(897)	(1,635)
Changes in assets and liabilities:
Due from related persons	(873)	(19,949)
Other assets	11,743	4,990
Accounts payable and other liabilities	163,155	(13,096)
Due to related persons	(3,442)	(8,692)
Net cash provided by operating activities	401,958	147,114

Cash flows from investing activities:
Acquisition of real estate properties	(165,843)	(2,765)
Proceeds from sale of TA common shares	101,892	—
Proceeds from sale of tradenames and trademarks	89,400	—
Real estate improvements	(118,785)	(68,790)
Hotel managers’ purchases with restricted cash	(3,943)	(3,951)
Net proceeds from sale of real estate	148,245	517,956
Investment in Sonesta	—	(45,470)
Net cash provided by investing activities	50,966	396,980

Cash flows from financing activities:
Proceeds from mortgage notes payable, net of discounts	576,946	—
Repayment of mortgage notes payable	(1,142)	—
Repayment of senior unsecured notes	(500,000)	(500,000)
Borrowings under revolving credit facility	—	20,000
Repayments of revolving credit facility	—	(925,000)
Deferred financing costs	(38,548)	(2,959)
Repurchase of common shares	(797)	(463)
Distributions to common shareholders	(99,275)	(4,953)
Net cash used in financing activities	(62,816)	(1,413,375)
Increase (decrease) in cash and cash equivalents and restricted cash	390,108	(869,281)
Cash and cash equivalents and restricted cash at beginning of period	45,420	947,418
Cash and cash equivalents and restricted cash at end of period	$435,528	$78,137

Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amount shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$418,162	$67,246
Restricted cash(1)	17,366	10,891
Total cash and cash equivalents and restricted cash	$435,528	$78,137
(1) Restricted cash consists of amounts escrowed pursuant to the terms of our hotel management agreements to fund capital improvements at our hotels and amounts escrowed at certain of our mortgaged net lease properties.

Supplemental cash flow information:
Cash paid for interest	$243,204	$269,461
Cash paid for income taxes	$1,463	$1,647
Non-cash investing activities:
Real estate improvements accrued, not paid	$25,555	$16,625
The accompanying notes are an integral part of these condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 1. Organization and Basis of Presentation
Service Properties Trust, or we, us or our, is a real estate investment trust, or REIT, organized on February 7, 1995 under the laws of the State of Maryland, which invests in hotels and service-focused retail net lease properties. At September 30, 2023, we owned, directly and through our subsidiaries, 221 hotels and 761 net lease properties.
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
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in our condensed consolidated financial statements include the allowance for credit losses, purchase price allocations, useful lives of fixed assets, and impairment of real estate and related intangibles.
We have determined that each of our wholly owned taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification™. We have concluded that we must consolidate each of our wholly owned TRSs because we are the entity with the power to direct the activities that most significantly impact such VIEs’ performance and we have the obligation to absorb losses or the right to receive benefits from each VIE that could be significant to the VIE and are, therefore, the primary beneficiary of each VIE. The assets of our TRSs were $163,889 and $142,542 as of September 30, 2023 and December 31, 2022, respectively, and consist primarily of our TRSs’ investment in Sonesta Holdco Corporation’s, or Sonesta’s, common stock and amounts due from and working capital advances to certain of our hotel managers. The liabilities of our TRSs were $104,943 and $82,454 as of September 30, 2023 and December 31, 2022, respectively, and consist primarily of amounts payable to certain of our hotel managers. The assets of our TRSs are available to satisfy our TRSs’ obligations and we have guaranteed certain obligations of our TRSs.
Note 2. Revenue Recognition
We report hotel operating revenues for managed hotels in our condensed consolidated statements of comprehensive income (loss). We generally recognize hotel operating revenues, consisting primarily of room and food and beverage sales, when goods and services are provided.
We report rental income for leased properties in our condensed consolidated statements of comprehensive income (loss). We recognize rental income from operating leases on a straight line basis over the term of the lease agreements. We increased rental income by $6,548 and reduced rental income by $1,845 for the three months ended September 30, 2023 and 2022, respectively, and increased rental income by $6,867 and reduced rental income by $5,530 for the nine months ended September 30, 2023 and 2022, respectively, to record scheduled rent changes under certain of our leases on a straight line basis. Due from related persons included $7,522 of straight line rent receivables related to our TravelCenters of America Inc., or TA, leases at December 31, 2022. TA was no longer a related person as of September 30, 2023. Other assets, net, includes $48,986 and $32,247 of straight line rent receivables at September 30, 2023 and December 31, 2022, respectively. See Notes 5 and 10 for further information regarding our TA leases.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Certain of our lease agreements require additional percentage rent if gross revenues of our properties exceed certain thresholds defined in our lease agreements. We determine percentage rent due to us under our leases monthly, quarterly or annually, as applicable, depending on the specific lease terms, and recognize it when all contingencies are met and the rent is earned. We recorded percentage rent of $591 and $2,279 for the three months ended September 30, 2023 and 2022, respectively, and $5,383 and $3,421 for the nine months ended September 30, 2023 and 2022, respectively. We had no deferred estimated percentage rent for either the three or nine months ended September 30, 2023. We had deferred estimated percentage rent of $830 and $6,168 for the three and nine months ended September 30, 2022, respectively. See Note 5 for further information on this deferred estimated percentage rent.
Note 3. Weighted Average Common Shares
We calculate basic earnings per common share under the two class method. We calculate diluted earnings per share using the more dilutive of the two class method or the treasury stock method. Unvested share awards, and the related impact on earnings, are considered when calculating diluted earnings per share. For the three and nine months ended September 30, 2023 and 2022, there were no dilutive common shares and certain unvested common shares were not included in the calculation of diluted earnings per share because to do so would have been antidilutive.
Note 4. Real Estate Properties
At September 30, 2023, we owned 221 hotels with an aggregate of 37,777 rooms or suites and 761 service oriented retail properties with an aggregate of 13,430,345 square feet that are primarily subject to “triple net” leases, or net leases where the tenant is generally responsible for payment of operating expenses and capital expenditures of the property during the lease term. Our properties had an aggregate undepreciated carrying value of $9,733,131, including $14,328 related to properties classified as held for sale as of September 30, 2023.
We made capital expenditures at certain of our properties of $129,742 during the nine months ended September 30, 2023.
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
Dispositions
During the nine months ended September 30, 2023, we sold 22 properties for an aggregate sales price of $161,575, excluding closing costs, as presented in the table below. The sales of these properties do not represent significant dispositions, nor do they represent a strategic shift. As a result, the results of the operations of these properties are included in continuing operations through the date of sale in our condensed consolidated statements of comprehensive income (loss).

Quarter Sold	Property Type	Number of Properties	Rooms or Suites / Square Footage	Gross Sales Price	Gain / (Loss) on Sale
Properties sold during the nine months ended September 30, 2023
Q1 2023	Hotels	18	2,526	$157,230	$41,898
Q2 2023	Net Lease	2	2,384	620	(62)
Q3 2023	Net Lease	2	39,133	3,725	123
		22	2,526 / 41,517	$161,575	$41,959
As of September 30, 2023, we had 18 net lease properties with 246,952 square feet and an aggregate carrying value of $13,408 classified as held for sale.
From October 1, 2023 through November 3, 2023, we sold two net lease properties with an aggregate 9,537 square feet and carrying value of $1,594 for an aggregate sales price of $1,190.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

As of November 3, 2023, we have entered into agreements to sell six net lease properties with an aggregate 82,159 square feet for an aggregate sales price of $6,093. These pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales, that these sales will not be delayed or that the terms will not change. We continue to market 11 net lease properties with an aggregate 162,676 square feet for sale. We expect the sales of these net lease properties to be completed by the end of the first quarter of 2024.
See Notes 5 and 13 for further information on our property sales.
Note 5. Management Agreements and Leases
As of September 30, 2023, we owned 221 hotels which were included in four operating agreements and 761 service oriented retail properties net leased to 174 tenants. We do not operate any of our properties.
At September 30, 2023, all 221 of our hotels were operated by subsidiaries of the following companies: Sonesta (195 hotels), Hyatt Hotels Corporation, or Hyatt (17 hotels), Radisson Hospitality, Inc., or Radisson (eight hotels), and InterContinental Hotels Group, plc, or IHG (one hotel). At September 30, 2023, we owned 761 net lease properties with 174 tenants, including 176 travel centers leased to TA, our largest tenant. Hereinafter, these companies are sometimes referred to as our managers and/or tenants, or collectively, operators.
Hotel agreements
Sonesta agreement. As of September 30, 2023, Sonesta managed 40 of our full-service hotels, 111 of our extended stay hotels, and 44 of our select service hotels pursuant to management agreements for all of the hotels, or our Sonesta agreements. The hotels Sonesta managed for us comprised approximately 49.6% of our total historical real estate investments.
We acquired one hotel in June 2023, and we and Sonesta added this hotel to our Sonesta agreement. We sold 65 Sonesta branded hotels during the calendar year ended December 31, 2022, and we sold two Sonesta branded hotels during the nine months ended September 30, 2023. See Note 4 for further information regarding our 2023 acquisition and disposition activities.
Our Sonesta agreement provides that we are paid an annual owner’s priority return if gross revenues of the hotels, after payment of hotel operating expenses and management and related fees (other than Sonesta’s incentive fee, if applicable), are sufficient to do so. The Sonesta agreement further provides that we are paid an additional return equal to 80% of the operating profits, as defined therein, after paying the owner’s priority return, reimbursing owner or manager advances, funding the reserve established for the regular refurbishment of our hotels, or FF&E reserves, and paying Sonesta’s incentive fee, if applicable. We realized returns of $67,868 and $67,765 during the three months ended September 30, 2023 and 2022, respectively, and $183,004 and $148,217 during the nine months ended September 30, 2023 and 2022, respectively, under our Sonesta agreement.
Our Sonesta agreement requires us to fund capital expenditures that we approve at the hotels. We incurred capital expenditures for hotels included in our Sonesta agreement in an aggregate amount of $97,745 and $56,297 during the nine months ended September 30, 2023 and 2022, respectively, which resulted in increases in our contractual annual owner’s priority returns of $5,864 and $3,378, respectively. Our annual priority return under our Sonesta agreement as of September 30, 2023 was $349,521. We owed Sonesta $7,710 and $8,889 for capital expenditures and other reimbursements at September 30, 2023 and December 31, 2022, respectively. Sonesta owed us $28,384 and $2,975 in owner’s priority returns and other amounts as of September 30, 2023 and December 31, 2022, respectively. Amounts due from Sonesta are included in due from related persons and amounts owed to Sonesta are included in due to related persons in our condensed consolidated balance sheets. Our agreement with Sonesta requires that 5% of the hotel gross revenues be escrowed for future capital expenditures as FF&E reserves, subject to available cash flows after payment of the owner’s priority returns due to us. No FF&E escrow deposits were required during either of the three or nine months ended September 30, 2023 or 2022.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Pursuant to our Sonesta agreement, we incurred management, reservation and system fees and reimbursement costs for certain guest loyalty, marketing programs and third-party reservation transmission fees of $32,055 and $31,136 for the three months ended September 30, 2023 and 2022, respectively, and $90,312 and $87,615 for the nine months ended September 30, 2023 and 2022, respectively. These fees and costs are included in hotel operating expenses in our condensed consolidated statements of comprehensive income (loss). In addition, we incurred procurement and construction supervision fees payable to Sonesta of $459 and $284 for the three months ended September 30, 2023 and 2022, respectively, and $1,007 and $840 for the nine months ended September 30, 2023 and 2022, respectively, which amounts have been capitalized in our condensed consolidated balance sheets and are depreciated over the estimated useful lives of the related capital assets.
We are required to maintain working capital for each of our hotels managed by Sonesta and have advanced a fixed amount based on the number of rooms in each hotel to meet the cash needs for hotel operations. As of September 30, 2023 and December 31, 2022, we had advanced $48,490 and $48,580, respectively, of initial working capital to Sonesta net of any working capital returned to us on termination of the applicable management agreements in connection with hotels we have sold. These amounts are included in other assets in our condensed consolidated balance sheets. Any remaining working capital would be returned to us upon termination in accordance with the terms of our Sonesta agreement.
See Notes 6 and 10 for further information regarding our relationship, agreements and transactions with Sonesta.
Hyatt agreement. As of September 30, 2023, Hyatt managed 17 of our select service hotels pursuant to a portfolio management agreement that expires on March 31, 2031, or our Hyatt agreement, and provides that, as of September 30, 2023, we are to be paid an annual owner’s priority return of $13,813. Any returns we receive from Hyatt are currently limited to the hotels’ available cash flows, if any, after payment of operating expenses. Hyatt has provided us with a $30,000 limited guarantee for 75% of the aggregate annual owner's priority returns due to us that will become effective upon substantial completion of planned renovations of the hotels which we currently expect to occur by the end of the first quarter of 2024. We realized returns of $2,974 and $3,116 during the three months ended September 30, 2023 and 2022, respectively, and $9,685 and $9,504 for the nine months ended September 30, 2023 and 2022, respectively, under our Hyatt agreement. During the nine months ended September 30, 2023 and 2022, we incurred capital expenditures for certain hotels included in our Hyatt agreement of $17,652 and $12,611, respectively, which resulted in an aggregate increase in our contractual annual owner’s priority returns of $1,059 and $757, respectively.
Radisson agreement. As of September 30, 2023, Radisson managed eight of our full service hotels pursuant to a portfolio management agreement that expires on July 31, 2031, or our Radisson agreement, and provides that we are to be paid an annual owner’s priority return of $10,820. Radisson has provided us with a $22,000 limited guarantee for 75% of the aggregate annual owner's priority returns due to us that became effective on January 1, 2023, subject to adjustment for planned renovations of certain of the hotels we currently expect to occur by the end of 2023. We realized returns of $2,364 and $2,873 during the three months ended September 30, 2023 and 2022, respectively, and $5,728 and $6,347 for the nine months ended September 30, 2023 and 2022, respectively, under our Radisson agreement. During the nine months ended September 30, 2023, the hotels under this agreement generated cash flows that exceeded the guaranteed owner’s priority level due to us for the period. The available balance of the guaranty was $22,000 as of September 30, 2023. During the nine months ended September 30, 2023 and 2022, we incurred capital expenditures of $6,898 and $2,433, respectively, for the hotels included in our Radisson agreement which resulted in an aggregate increase in our contractual owner’s priority returns of $414 and $146, respectively.
Marriott agreement. As of September 30, 2023, we sold all 16 hotels previously managed by Marriott International, Inc., or Marriott. We realized net operating losses of $2,762 during the nine months ended September 30, 2023 and realized returns of $3,818 and $7,411 during the three and nine months ended September 30, 2022, respectively, under our management agreement with Marriott. We did not incur capital expenditures for any of the hotels included in our management agreement with Marriott during the nine months ended September 30, 2023 or 2022.
IHG agreement. Our management agreement with IHG for one hotel expires on January 31, 2026. We realized returns of $1,482 and $1,273 during the three months ended September 30, 2023 and 2022, respectively, and $3,762 and $2,610 for the nine months ended September 30, 2023 and 2022, respectively, under our management agreement with IHG. Any returns we receive from IHG are limited to the hotel’s available cash flows, if any, after payment of operating expenses.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Net lease portfolio
As of September 30, 2023, we owned 761 service oriented retail net lease properties with 13,430,345 square feet with leases requiring annual minimum rents of $374,445 with a weighted (by annual minimum rents) average remaining lease term of 9.1 years. Our net lease properties were 95.8% occupied and leased by 174 tenants operating under 135 brands in 21 distinct industries.
TA leases. TA is our largest tenant, representing 29.0% of our total historical real estate investments as of September 30, 2023. We lease to TA a total of 176 travel centers under five leases that expire in 2033, or our TA leases, subject to TA’s right to extend those leases, and require annual minimum rents of $254,000 as of September 30, 2023.
We recognized rental income from our TA leases of $67,809 and $64,011 for the three months ended September 30, 2023 and 2022, respectively, and $195,210 and $188,280 for the nine months ended September 30, 2023 and 2022, respectively. Rental income was increased by $4,309 and reduced by $3,240 for the three months ended September 30, 2023 and 2022, respectively, and reduced by $3,623 and $9,825 for the nine months ended September 30, 2023 and 2022, respectively, to record the scheduled rent changes on a straight line basis. TA was required to pay us previously deferred rent obligations in quarterly installments of $4,404 through January 31, 2023. TA paid us the final quarterly installment owed to us in January 2023. As of September 30, 2023 and December 31, 2022, we had receivables for current rent amounts owed to us by TA and straight line rent adjustments of $13,891 and $30,764, respectively, included in other assets, net and due from related persons, respectively, in our condensed consolidated balance sheets.
Until May 15, 2023, our TA leases required TA to pay us percentage rent based upon increases in certain sales. We recognized percentage rent due under our TA leases as rental income when all contingencies were met. We recognized percentage rent of $3,507 during the nine months ended September 30, 2023 and $1,861 during the three and nine months ended September 30, 2022 under our TA leases. We had no deferred percentage rent for either the three or nine months ended September 30, 2023. We had aggregate deferred percentage rent of $831 and $6,168 during the three and nine months ended September 30, 2022, respectively, under our TA leases.
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
Our other net lease agreements generally provide for minimum rent payments and in addition may include variable payments. Rental income from operating leases, including any payments derived by index or market-based indices, is recognized on a straight line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining the lease term. We recognized rental income from our net lease properties (excluding TA) of $33,490 and $33,787 for the three months ended September 30, 2023 and 2022, respectively, which included $2,239 and $1,395, respectively, of adjustments to record scheduled rent changes under certain of our leases on a straight line basis, and $99,954 and $102,669 for the nine months ended September 30, 2023 and 2022, respectively, which included $3,244 and $4,296, respectively, of adjustments to record scheduled rent changes under certain of our leases on a straight line basis.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

We continually review receivables related to rent, straight line rent and property operating expense reimbursements and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes an assessment of whether substantially all of the amounts due under a tenant’s lease are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as cash is received. We recognize all changes in the collectability assessment for an operating lease as an adjustment to rental income. We reduced reserves for uncollectable amounts and increased rental income by $1,041 for the three months ended September 30, 2023 and increased reserves and reduced rental income by $4,312 for the nine months ended September 30, 2023, based on our assessment of the collectability of rents. We increased our reserves for uncollectable amounts and reduced rental income by $352 for the three months ended September 30, 2022 and reduced our reserves and increased rental income by $315 for the nine months ended September 30, 2022, based on our assessment of the collectability of rents. We had reserves for uncollectable rents of $2,825 and $7,697 as of September 30, 2023 and December 31, 2022, respectively, included in other assets in our condensed consolidated balance sheets.
Note 6. Other Investments
Equity method investment
As of both September 30, 2023 and December 31, 2022, we owned approximately 34% of Sonesta’s outstanding common stock. We account for our 34% non-controlling interest in Sonesta under the equity method of accounting.
As of September 30, 2023 and December 31, 2022, our investment in Sonesta had a carrying value of $110,533 and $112,617, respectively. The cost basis of our investment in Sonesta exceeded our proportionate share of Sonesta’s total stockholders’ equity book value on the date of acquisition of our initial equity interest in Sonesta, February 27, 2020, by an aggregate of $8,000. As required under GAAP, we are amortizing this difference to equity in earnings of an investee over 31 years, the weighted average remaining useful life of the real estate assets and intangible assets and liabilities owned by Sonesta as of the date of our acquisition. We recorded amortization of the basis difference of $65 in each of the three months ended September 30, 2023 and 2022 and $195 in each of the nine months ended September 30, 2023 and 2022. We recognized income of $1,864 and $2,866 related to our investment in Sonesta for the three months ended September 30, 2023 and 2022, respectively, and losses of $1,840 and income of $4,472 for the nine months ended September 30, 2023 and 2022, respectively. These amounts are included in equity in earnings (losses) of an investee in our condensed consolidated statements of comprehensive income (loss).
We recorded a liability for the fair value of our initial investment in Sonesta, as no cash consideration was exchanged related to the modification of our management agreement with, and investment in, Sonesta. This liability for our investment in Sonesta is included in accounts payable and other liabilities in our condensed consolidated balance sheet and is being amortized on a straight line basis through January 31, 2037, as a reduction to hotel operating expenses in our condensed consolidated statements of comprehensive income (loss). We reduced hotel operating expenses by $621 for each of the three months ended September 30, 2023 and 2022, respectively, and $1,863 for each of the nine months ended September 30, 2023 and 2022, respectively, for amortization of this liability. As of September 30, 2023 and December 31, 2022, the unamortized balance of this liability was $33,100 and $34,963, respectively.
In 2022, we funded an aggregate of $45,470 of capital contributions to Sonesta related to Sonesta’s acquisition of a portfolio of four hotels located in New York, New York. We continue to maintain our 34% ownership in Sonesta after giving effect to these fundings.
Investment in equity securities
The TA Merger occurred on May 15, 2023. We received $86.00 in cash for each TA common share that we owned, or a total of $101,892, as a result of the TA Merger. As of May 15, 2023 and December 31, 2022, we owned 1,184,797 shares of TA common stock, representing approximately 7.8% of TA’s outstanding shares of common stock, and reported them at fair value based on quoted market prices (Level 1 inputs as defined in the fair value hierarchy under GAAP). Our TA shares had a carrying value of $101,893 and $53,055 as of May 15, 2023 and December 31, 2022, respectively. Our historical cost basis for these shares was $24,418 as of both May 15, 2023 and December 31, 2022. We recorded gains of $23,056 for the three months ended September 30, 2022, and gains of $48,837 and $2,737 for the nine months ended September 30, 2023 and 2022, respectively, to adjust the carrying value of our investment in shares of TA common stock to its fair value.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

See Notes 5 and 10 for further information regarding our relationships, agreements and transactions with TA.
Note 7. Indebtedness
Our principal debt obligations at September 30, 2023 were: (1) $5,200,000 aggregate outstanding principal amount of senior unsecured notes; and (2) $609,058 aggregate outstanding principal amount of net lease mortgage notes. We had no amounts outstanding under our revolving credit facility as of September 30, 2023.
On June 29, 2023, we entered into an amended and restated credit agreement, or our credit agreement, governing our $650,000 secured revolving credit facility. This new facility replaced our prior $800,000 secured revolving credit facility, which had a maturity date of July 15, 2023, and is available for general business purposes, including acquisitions. We can borrow, repay, and reborrow funds available under the new facility until maturity and no principal repayments are due until maturity. The maturity date of the new facility is June 29, 2027, and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to further extend the stated maturity date of the new facility by two additional six-month periods.
Interest payable on drawings under the new facility is based on the secured overnight financing rate, or SOFR, plus a margin ranging from 1.50% to 3.00% based on our leverage ratio, as defined in our credit agreement, which was 2.50% as of September 30, 2023. Our obligations under the new facility are secured by 69 properties, including 66 hotels and three net lease properties, with an undepreciated book value of $1,544,227 as of September 30, 2023. We also pay unused commitment fees of 20 to 30 basis points per annum on the total amount of lending commitments under our revolving credit facility based on amounts outstanding. As of September 30, 2023, the annual interest rate payable on borrowings under our revolving credit facility was 7.93%. We had no borrowings outstanding under either the new or prior facility for either the three or nine months ended September 30, 2023. The weighted average annual interest rate for borrowings under the prior facility was 4.37% and 3.36%, respectively, for the three and nine months ended September 30, 2022. As a result of the amendment and restatement, we recorded a loss on early extinguishment of debt of $238 during the nine months ended September 30, 2023, which represented the write-off of certain unamortized issuance costs.
Our debt agreements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR, ceasing to act as our business manager. Our debt agreements also contain covenants, including those that restrict our ability to incur debts or to make distributions under certain circumstances and generally require us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of our debt agreements as of September 30, 2023.
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

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

The Class A notes and the Class B notes require monthly principal repayments at an annualized rate of 0.50% and 0.25% of the balance outstanding, respectively, and the Class C notes require interest payments only, with balloon payments due at maturity. The notes mature in February 2028 and may be redeemed without penalty 24 months prior to the scheduled maturity date beginning in February 2026. The notes are non-recourse and are secured by 308 net lease retail properties owned by the Issuer. The current leases relating to those properties require annual minimum rents of $65,137 and had a gross book value of $754,966 as of September 30, 2023.
Our net lease mortgage notes are summarized below:

Note Class	Principal Outstanding as of September 30, 2023	Coupon Rate	Term (in years)	Maturity
Class A	$304,110	5.15%	5	February 2028
Class B	172,748	5.55%	5	February 2028
Class C	132,200	6.70%	5	February 2028
Total / weighted average	$609,058	5.60%
On March 8, 2023, we redeemed at par all of our outstanding 4.50% senior notes due in 2023 for a redemption price equal to the principal amount of $500,000, plus accrued and unpaid interest. As a result of the redemption, we recorded a loss on early extinguishment of debt of $44 in the nine months ended September 30, 2023, which represented the unamortized issuance costs related to these notes.
Note 8. Shareholders' Equity
Share Awards
On June 13, 2023, in accordance with our Trustee compensation arrangements, we awarded 7,000 of our common shares, valued at $8.96 per share, the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on that day to each of our eight Trustees as part of their annual compensation.
On September 13, 2023, we awarded under our equity compensation plan an aggregate of 382,000 of our common shares, valued at $7.72 per common share, the closing price of our common shares on Nasdaq on that day, to our officers and certain other officers and employees of RMR.
Share Purchases
During the nine months ended September 30, 2023, we purchased an aggregate of 97,926 of our common shares, valued at a weighted average share price of $8.14 per share, from our officers and certain other current and former officers and employees of RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares.
Distributions
During the nine months ended September 30, 2023, we declared and paid regular quarterly distributions to common shareholders as follows:

Declaration Date	Record Date	Paid Date	Dividend Per Common Share	Total Distributions
January 12, 2023	January 23, 2023	February 16, 2023	$0.20	$33,090
April 13, 2023	April 24, 2023	May 18, 2023	0.20	33,089
July 13, 2023	July 24, 2023	August 17, 2023	0.20	33,096
			$0.60	$99,275
On October 12, 2023, we declared a regular quarterly distribution to common shareholders of record as of October 23, 2023 of $0.20 per share, or approximately $33,154. We expect to pay this amount on or about November 16, 2023.

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
We recognized net business management fees payable to RMR of $8,287 and $8,272 for the three months ended September 30, 2023 and 2022, respectively, and $24,959 and $27,455 for the nine months ended September 30, 2023 and 2022, respectively. Based on our common share total return, as defined in our business management agreement, as of each of September 30, 2023 and 2022, no incentive fees are included in the net business management fees we recognized for the three and nine months ended September 30, 2023 or 2022. The actual amount of annual incentive fees for 2023, if any, will be based on our common share total return, as defined in our business management agreement, for the three-year period ending December 31, 2023, and will be payable in January 2024. We did not incur an incentive fee payable to RMR for the year ended December 31, 2022. We include business management fee amounts in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).
We recognized property management and construction supervision fees payable to RMR of $2,031 and $1,628 for the three months ended September 30, 2023 and 2022, respectively, and $5,289 and $4,527 for the nine months ended September 30, 2023 and 2022, respectively. Of those amounts, for the three months ended September 30, 2023 and 2022, $923 and $975, respectively, of property management fees were expensed to other operating expenses in our condensed consolidated statements of comprehensive income (loss) and $1,108 and $653, respectively, of construction and supervision fees were capitalized for the three months ended September 30, 2023 and 2022. The amounts capitalized are included in building, improvements and equipment in our condensed consolidated balance sheets. For the nine months ended September 30, 2023 and 2022, $2,805 and $3,007, respectively, of property management fees were expensed to other operating expenses in our condensed consolidated statements of comprehensive income (loss) and $2,484 and $1,520, respectively, of construction and supervision fees were capitalized and included in building, improvements and equipment in our condensed consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
We are generally responsible for all our operating expenses, including certain expenses incurred or arranged by RMR on our behalf. We are generally not responsible for payment of RMR’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR employees assigned to work exclusively or partly at our net lease properties, our share of the wages, benefits and other related costs of RMR's centralized accounting personnel, our share of RMR’s costs for providing our internal audit function, and as otherwise agreed. We reimbursed RMR $1,182 and $892 for these expenses and costs for the three months ended September 30, 2023 and 2022, respectively, and $3,301 and $2,331 for the nine months ended September 30, 2023 and 2022, respectively. We included these amounts in other operating expenses and general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income (loss).
Note 10. Related Person Transactions
We have relationships and historical and continuing transactions with TA, Sonesta, RMR, The RMR Group, Inc., or RMR Inc., and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. As of the effective time of the TA Merger on May 15, 2023, TA is no longer a related person to us. RMR is a majority owned operating subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., the chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR. John G. Murray, our other Managing Trustee and our former President and Chief Executive Officer, also serves as an officer and employee of RMR, and each of our other officers serves as an officer of RMR. Some of our Independent Trustees also serve as independent trustees of other public companies to which RMR or its subsidiaries provide management services. Mr. Portnoy serves as chair of the boards and as a managing trustee of those companies. Other officers of RMR, including certain of our officers, serve as managing trustees or officers of certain of these companies.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

See Note 8 for information relating to the annual share awards we made in September 2023 to our officers and certain other officers and employees of RMR and common shares we purchased from our officers and certain other current and former officers and employees of RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares to them. We include amounts recognized as expense for share awards to RMR employees in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).
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
See Notes 5 and 6 for further information regarding our relationships, agreements, and investments with TA.
Sonesta. Sonesta is a private company. Mr. Portnoy is the largest owner and controlling shareholder and a director of Sonesta. Mr. Murray is a director of Sonesta and is its president and chief executive officer, and he is an officer and employee of RMR. Sonesta’s other director serves as RMR’s and RMR Inc.’s executive vice president, general counsel and secretary, as a managing director of RMR Inc. and as our Secretary. RMR also provides services to Sonesta. As of September 30, 2023, we owned approximately 34% of Sonesta and Sonesta managed 195 of our hotels. See Notes 4, 5 and 6 for further information regarding our relationships, agreements and transactions with Sonesta.
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
During the three months ended September 30, 2023, we recognized an income tax benefit of $2,242, which includes $1,773 of state tax benefit and $469 of foreign tax benefit. During the three months ended September 30, 2022, we recognized income tax expense of $390, which includes $318 of state taxes and $72 of foreign taxes.
During the nine months ended September 30, 2023, we recognized income tax benefit of $775, which includes $1,186 of state tax benefit and $411 of foreign taxes. During the nine months ended September 30, 2022, we recognized income tax expense of $1,558, which includes $1,153 of state taxes and $405 of foreign taxes.

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 12. Segment Information
We aggregate our hotels and net lease portfolio into two reportable segments, hotel investments and net lease investments, based on their similar operating and economic characteristics.

	For the Three Months Ended September 30, 2023
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$395,526	$—	$—	$395,526
Rental income	—	101,299	—	101,299
Total revenues	395,526	101,299	—	496,825

Expenses:
Hotel operating expenses	317,752	—	—	317,752
Other operating expenses	—	4,802	—	4,802
Depreciation and amortization	54,402	40,096	—	94,498
General and administrative	—	—	10,849	10,849
Transaction related costs	115	—	—	115
Loss on asset impairment, net	—	512	—	512
Total expenses	372,269	45,410	10,849	428,528

Gain on sale of real estate, net	—	123	—	123
Interest income	54	55	5,517	5,626
Interest expense	—	(11,526)	(70,754)	(82,280)
Income (loss) before income taxes and equity in earnings of an investee	23,311	44,541	(76,086)	(8,234)
Income tax benefit	—	—	2,242	2,242
Equity in earnings of an investee	—	—	1,864	1,864
Net income (loss)	$23,311	$44,541	$(71,980)	$(4,128)

	For the Nine Months Ended September 30, 2023
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$1,134,649	$—	$—	$1,134,649
Rental income	—	295,164	—	295,164
Total revenues	1,134,649	295,164	—	1,429,813

Expenses:
Hotel operating expenses	926,418	—	—	926,418
Other operating expenses	—	13,079	—	13,079
Depreciation and amortization	161,236	127,872	—	289,108
General and administrative	—	—	34,180	34,180
Transaction related costs	588	415	930	1,933
Loss on asset impairment, net	—	9,517	—	9,517
Total expenses	1,088,242	150,883	35,110	1,274,235

Gain on sale of real estate, net	41,918	41	—	41,959
Gain on equity securities, net	—	—	48,837	48,837
Interest income	105	80	11,695	11,880
Interest expense	—	(29,283)	(217,080)	(246,363)
Loss on early extinguishment of debt	—	—	(282)	(282)
Income (loss) before income taxes and equity in earnings of an investee	88,430	115,119	(191,940)	11,609
Income tax benefit	—	—	775	775
Equity in losses of an investee	—	—	(1,840)	(1,840)
Net income (loss)	$88,430	$115,119	$(193,005)	$10,544

	As of September 30, 2023
	Hotels	Net Lease	Corporate	Consolidated
Total assets	$3,916,470	$3,122,823	$565,018	$7,604,311

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

	For the Three Months Ended September 30, 2022
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$400,453	$—	$—	$400,453
Rental income	—	97,798	—	97,798
Total revenues	400,453	97,798	—	498,251

Expenses:
Hotel operating expenses	318,266	—	—	318,266
Other operating expenses	—	3,511	—	3,511
Depreciation and amortization	55,780	45,734	—	101,514
General and administrative	—	—	11,293	11,293
Loss on asset impairment, net	867	305	—	1,172
Total expenses	374,913	49,550	11,293	435,756

(Loss) gain on sale of real estate, net	(188)	24	—	(164)
Gain on equity securities, net	—	—	23,056	23,056
Interest income	6	28	1,408	1,442
Interest expense	—	—	(81,740)	(81,740)
Income (loss) before income taxes and equity in earnings of an investee	25,358	48,300	(68,569)	5,089
Income tax expense	—	—	(390)	(390)
Equity in earnings of an investee	—	—	2,801	2,801
Net income (loss)	$25,358	$48,300	$(66,158)	$7,500

	For the Nine Months Ended September 30, 2022
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$1,116,843	$—	$—	$1,116,843
Rental income	—	290,949	—	290,949
Total revenues	1,116,843	290,949	—	1,407,792

Expenses:
Hotel operating expenses	933,803	—	—	933,803
Other operating expenses	—	9,162	—	9,162
Depreciation and amortization	167,821	138,326	—	306,147
General and administrative	—	—	35,743	35,743
Transaction related costs	—	—	1,920	1,920
Loss on asset impairment, net	9,483	237	—	9,720
Total expenses	1,111,107	147,725	37,663	1,296,495

Gain (loss) on sale of real estate, net	44,682	(447)	—	44,235
Gain on equity securities	—	—	2,737	2,737
Interest income	7	28	2,700	2,735
Interest expense	—	—	(263,904)	(263,904)
Loss on early extinguishment of debt	—	—	(791)	(791)
Income (loss) before income taxes and equity in earnings of an investee	50,425	142,805	(296,921)	(103,691)
Income tax expense	—	—	(1,558)	(1,558)
Equity in earnings of an investee	—	—	4,277	4,277
Net income (loss)	$50,425	$142,805	$(294,202)	$(100,972)

	As of December 31, 2022
	Hotels	Net Lease	Corporate	Consolidated
Total assets	$3,882,701	$3,376,295	$229,195	$7,488,191

SERVICE PROPERTIES TRUST
Notes to Condensed Consolidated Financial Statements
(dollars in thousands, except share data)
(Unaudited)

Note 13. Fair Value of Assets and Liabilities
The table below presents certain of our assets carried at fair value at September 30, 2023, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

		Fair Value at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-recurring Fair Value Measurement Assets:
Assets of properties held for sale (1)	$13,252	$—	$2,165	$11,087
(1) We recorded a loss on asset impairment, net of $9,517 during the nine months ended September 30, 2023, to reduce the carrying value of 16 properties in our condensed consolidated balance sheet to their estimated fair value less costs to sell based on purchase agreements with third parties (Level 2 inputs as defined in the fair value hierarchy under GAAP) or brokers’ opinion of values (Level 3 inputs as defined in the fair value hierarchy under GAAP).
In addition to the assets included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, revolving credit facility, net lease mortgage notes payable and senior notes. At September 30, 2023 and December 31, 2022, the fair values of these additional financial instruments approximated their carrying values in our condensed consolidated balance sheets due to their short-term nature or floating interest rates, except as follows:

	September 30, 2023		December 31, 2022
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Senior Unsecured Notes, due 2023 at 4.50%	$—	$—	$499,925	$491,345
Senior Unsecured Notes, due 2024 at 4.65%	349,814	345,230	349,510	334,292
Senior Unsecured Notes, due 2024 at 4.35%	823,591	791,423	822,487	749,983
Senior Unsecured Notes, due 2025 at 4.50%	349,009	327,562	348,493	301,893
Senior Unsecured Notes, due 2025 at 7.50%	795,424	785,952	793,673	762,344
Senior Unsecured Notes, due 2026 at 5.25%	347,319	318,861	346,472	292,282
Senior Unsecured Notes, due 2026 at 4.75%	448,194	385,925	447,736	354,128
Senior Unsecured Notes, due 2027 at 4.95%	397,483	337,752	396,916	315,040
Senior Unsecured Notes, due 2027 at 5.50%	445,349	384,584	444,505	387,522
Net Lease Mortgage Notes, due 2028 at 5.60%	556,447	566,384	—	—
Senior Unsecured Notes, due 2028 at 3.95%	395,068	311,580	394,206	283,996
Senior Unsecured Notes, due 2029 at 4.95%	420,278	321,347	419,684	293,718
Senior Unsecured Notes, due 2030 at 4.375%	392,773	287,048	391,923	264,280
Total financial liabilities	$5,720,749	$5,163,648	$5,655,530	$4,830,823
(1)Carrying value includes unamortized discounts and premiums and issuance costs.
At September 30, 2023 and December 31, 2022, we estimated the fair values of our senior notes using an average of the bid and ask price of our then outstanding issuances of senior notes (Level 2 inputs). At September 30, 2023, we estimated the fair value of our net lease mortgage notes using discounted cash flow analyses and current prevailing market rates as of the measurement date (Level 3 inputs). As Level 3 inputs are unobservable, our estimated value may differ materially from the actual fair value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2022 Annual Report.
Overview (dollar amounts in thousands, except share amounts and per-room hotel data)
We are a REIT organized under the laws of the State of Maryland. As of September 30, 2023, we owned 982 properties in 46 states, the District of Columbia, Canada and Puerto Rico.
In response to inflationary pressures, the U.S. Federal Reserve has increased the federal funds rate multiple times since the beginning of 2022 and further increases may occur. These inflationary pressures and rising interest rates in the United States and globally have given rise to economic uncertainty and they have caused disruptions in the financial markets. Consumer confidence, corporate travel and lodging demand will continue to be affected by economic and market conditions, unemployment levels, work from home policies, use of technologies and broader economic trends. Increased labor costs and other price inflation may continue to negatively impact our hotel operations and the operations of our tenants. An economic recession or continued or intensified disruptions in the financial markets could adversely affect our financial condition, operations at our hotels, our tenants and their ability or willingness to renew our leases or pay rent to us, may restrict our ability to obtain new or replacement financing, would likely increase our cost of capital, and may cause the values of our properties and of our securities to decline.
Management Agreements and Leases. At September 30, 2023, we owned 221 hotels operated under four agreements. We leased all of these hotels to our wholly owned TRSs that are managed by hotel operating companies as of that date. At September 30, 2023, we owned 761 service oriented properties leased to 174 tenants subject to “triple net” leases, where the tenants are generally responsible for the payment of operating expenses and capital expenditures. Our condensed consolidated statements of comprehensive income (loss) include hotel operating revenues and hotel operating expenses of our managed hotels and rental income and other operating expenses from our net lease properties.
Hotel Portfolio. As of September 30, 2023, we owned 221 hotels. In the three and nine months ended September 30, 2023, the U.S. hotel industry generally realized increases in average daily rate, or ADR, revenue per available room, or RevPAR, and occupancy compared to the corresponding 2022 periods. The following table provides a summary for all of our hotels with these revenue metrics for the periods presented, which we believe are key indicators of performance at our hotels.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change		2023	2022	Change
All Hotels
No. of hotels	221	242	(21)		221	242	(21)
No. of rooms or suites	37,777	40,563	(2,786)		37,777	40,563	(2,786)
Occupancy	67.2%	65.8%	1.4	pts	64.2%	61.9%	2.3	pts
ADR	$140.77	$140.05	0.5%		$142.05	$134.19	5.9%
RevPAR	$94.60	$92.15	2.7%		$91.20	$83.06	9.8%
Comparable Hotels Data. We present RevPAR, ADR and occupancy for the periods presented on a comparable basis to facilitate comparisons between periods. We generally define comparable hotels as those that were owned by us and were open and operating for the entire periods being compared. For the three and nine months ended September 30, 2023 and 2022, our comparable results exclude two hotels. One of the hotels was not owned for the entirety of the periods and the other suspended operations during part of the periods presented. The following table provides a summary of these revenue metrics for the periods presented.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Change		2023	2022	Change
Comparable Hotels
No. of hotels	219	219	—		219	219	—
No. of rooms or suites	37,429	37,429	—		37,429	37,429	—
Occupancy	67.3%	66.4%	0.9	pts	64.3%	62.6%	1.7	pts
ADR	$140.47	$141.23	(0.5)%		$140.97	$135.32	4.2%
RevPAR	$94.54	$93.78	0.8%		$90.64	$84.71	7.0%
Net Lease Portfolio. As of September 30, 2023, we owned 761 service oriented retail properties with 13,430,345 square feet leased to 174 tenants subject to “triple net” leases (where the tenants are responsible for payments of operating expenses and capital expenditures) requiring annual minimum rent of $374,445. Our net lease properties were 95.8% occupied as of September 30, 2023 with a weighted (by annual minimum rent) lease term of 9.1 years, operating under 135 brands in 21 distinct industries. TA is our largest tenant. On May 15, 2023, BP completed the TA Merger and we amended our TA leases. We received $379,292 in cash as part of the transaction, including $188,000 of prepaid rent, $101,892 for outstanding TA common shares we owned and $89,400 for certain tradenames and trademarks associated with TA’s businesses we owned. As of September 30, 2023, we leased 176 of our travel centers to TA under five leases that expire in 2033 and require annual minimum rents of $254,000, and BP Corporation North America Inc. guarantees payment under these leases, subject to a cap. TA receives an annual credit of $25,000 as a result of the prepaid rent.
Additional details of our hotel operating agreements and our net lease agreements are set forth in Notes 5 and 10 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and in the tables and notes thereto below.

Results of Operations (dollar amounts in thousands, except share amounts)
Three Months Ended September 30, 2023 compared to the Three Months Ended September 30, 2022

	For the Three Months Ended September 30,
			Increase	% Increase
	2023	2022	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$395,526	$400,453	$(4,927)	(1.2)%
Rental income	101,299	97,798	3,501	3.6%
Total revenues	496,825	498,251	(1,426)	(0.3)%

Expenses:
Hotel operating expenses	317,752	318,266	(514)	(0.2)%
Other operating expenses	4,802	3,511	1,291	36.8%
Depreciation and amortization - hotels	54,402	55,780	(1,378)	(2.5)%
Depreciation and amortization - net lease properties	40,096	45,734	(5,638)	(12.3)%
Total depreciation and amortization	94,498	101,514	(7,016)	(6.9)%
General and administrative	10,849	11,293	(444)	(3.9)%
Transaction related costs	115	—	115	n/m
Loss on asset impairment, net	512	1,172	(660)	(56.3)%
Total expenses	428,528	435,756	(7,228)	(1.7)%

Other operating income:
Gain (loss) on sale of real estate	123	(164)	287	n/m
Gain on equity securities, net	—	23,056	23,056	(100.0)%
Interest income	5,626	1,442	4,184	n/m
Interest expense	(82,280)	(81,740)	540	0.7%
Income before income taxes and equity in losses of an investee	(8,234)	5,089	(13,323)	n/m
Income tax benefit (expense)	2,242	(390)	2,632	n/m
Equity in earnings of an investee	1,864	2,801	(937)	(33.5)%
Net (loss) income	$(4,128)	$7,500	$(11,628)	n/m

Weighted average shares outstanding (basic and diluted)	165,027	164,745	282	0.2%

Net (loss) income per common share (basic and diluted)	$(0.03)	$0.05	$(0.08)	n/m
References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended September 30, 2023, compared to the three months ended September 30, 2022.
Hotel operating revenues. The decrease in hotel operating revenues is primarily a result of our sale of certain hotels since July 1, 2022 ($21,734), partially offset by higher ADR and RevPAR at certain of our hotels ($16,807). Additional operating statistics of our hotels are included in the table on page 33.
Rental income. The increase in rental income is primarily a result of the amended TA leases in the 2023 period.
Hotel operating expenses. The decrease in hotel operating expenses is primarily a result of our sale of certain hotels since July 1, 2022 ($19,473), partially offset by an increase in occupancy at certain managed hotels resulting in an increase in wages and benefits ($9,718), and an increase in rooms, food and beverage, marketing and sales expenses, management fees and other operating expenses ($9,241).
Other operating expenses. The increase in other operating expenses is primarily the result of higher operating expenses at certain net lease properties ($1,300), partially offset by our sale of certain net lease properties since July 1, 2022 ($9).

Depreciation and amortization - hotels. The decrease in depreciation and amortization - hotels is primarily a result of certain of our depreciable assets becoming fully depreciated ($1,975) and our sale of certain hotels since July 1, 2022 ($2,116), partially offset by depreciation and amortization related to capital expenditures made since July 1, 2022 ($1,771) and our acquisition of a hotel in the 2023 period ($942).
Depreciation and amortization - net lease properties. The decrease in depreciation and amortization - net lease properties is primarily a result of certain of our depreciable assets being fully depreciated ($4,257), our sale of certain net lease properties since July 1, 2022 ($187), and depreciation and amortization related to other capital expenditures ($1,194).
General and administrative. The decrease in general and administrative costs is primarily due to a decrease in franchise and other taxes ($415).
Transaction related costs. Transaction related costs for the three months ended September 30, 2023 primarily consisted of costs related to hotel rebranding activity.
Loss on asset impairment, net. We recorded a $512 loss on asset impairment, net during the three months ended September 30, 2023 to reduce the carrying value of three net lease properties to their estimated fair value less costs to sell. We recorded a $1,172 loss on asset impairment, net during the three months ended September 30, 2022 to reduce the carrying value of three hotels and one net lease property to their estimated fair value less costs to sell.
Gain (loss) on sale of real estate. We recorded a $123 net gain on sale of real estate during the three months ended September 30, 2023 in connection with the sale of two net lease properties. We recorded a $164 net loss on sale of real estate during the three months ended September 30, 2022 in connection with the sale of five hotels and six net lease properties.
Gain on equity securities, net. Gain on equity securities, net represents the adjustment to the carrying value of our former investment in shares of TA common stock to its fair value.
Interest income. The increase in interest income is due to higher interest rates during the 2023 period.
Interest expense. The increase in interest expense is primarily due to amounts incurred in relation to the net lease mortgage notes issued in the 2023 period.
Income tax benefit (expense). The change in income tax benefit (expense) is primarily a result of recording state and foreign tax benefits during the 2023 period compared to income tax expense in the 2022 period.
Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of the earnings of Sonesta.
Net (loss) income. Our net (loss) income and net (loss) income per common share (basic and diluted) each changed in the 2023 period compared to the 2022 period primarily due to the revenue and expense changes discussed above.

Nine Months Ended September 30, 2023 compared to the Nine Months Ended September 30, 2022

	For the Nine Months Ended September 30,
			Increase	% Increase
	2023	2022	(Decrease)	(Decrease)
Revenues:
Hotel operating revenues	$1,134,649	$1,116,843	$17,806	1.6%
Rental income	295,164	290,949	4,215	1.4%
Total revenues	1,429,813	1,407,792	22,021	1.6%

Expenses:
Hotel operating expenses	926,418	933,803	(7,385)	(0.8)%
Other operating expenses	13,079	9,162	3,917	42.8%
Depreciation and amortization - hotels	161,236	167,821	(6,585)	(3.9)%
Depreciation and amortization - net lease properties	127,872	138,326	(10,454)	(7.6)%
Total depreciation and amortization	289,108	306,147	(17,039)	(5.6)%
General and administrative	34,180	35,743	(1,563)	(4.4)%
Transaction related costs	1,933	1,920	13	0.7%
Loss on asset impairment, net	9,517	9,720	(203)	(2.1)%
Total expenses	1,274,235	1,296,495	(22,260)	(1.7)%

Other operating income:
Gain on sale of real estate	41,959	44,235	(2,276)	(5.1)%
Gain on equity securities, net	48,837	2,737	46,100	n/m
Interest income	11,880	2,735	9,145	n/m
Interest expense	(246,363)	(263,904)	(17,541)	(6.6)%
Loss on early extinguishment of debt	(282)	(791)	509	64.3%
Income (loss) before income taxes and equity in losses of an investee	11,609	(103,691)	115,300	(111.2)%
Income tax benefit (expense)	775	(1,558)	2,333	149.7%
Equity in (losses) earnings of an investee	(1,840)	4,277	(6,117)	n/m
Net income (loss)	$10,544	$(100,972)	$111,516	n/m

Weighted average shares outstanding (basic and diluted)	164,933	164,697	236	0.1%

Net income (loss) per common share (basic and diluted)	$0.06	$(0.61)	$0.67	n/m
References to changes in the income and expense categories below relate to the comparison of consolidated results for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.
Hotel operating revenues. The increase in hotel operating revenues is primarily a result of higher occupancies and average rates at certain of our hotels in the 2023 period ($115,084), partially offset by our sale of certain hotels since January 1, 2022 ($97,278). Additional operating statistics of our hotels are included in the table on page 33.
Rental income. The increase in rental income is primarily a result of the amended TA leases in the 2023 period ($6,930), partially offset by our sale of certain net lease properties since January 1, 2022 ($3,919).
Hotel operating expenses. The decrease in hotel operating expenses is primarily a result of our sale of certain hotels since January 1, 2022 ($93,369), partially offset by an increase in occupancy at certain managed hotels resulting in an increase in wages and benefits ($53,388), an increase in rooms, food and beverage, marketing and sales expenses, management fees and other operating expenses ($32,596).
Other operating expenses. The increase in other operating expenses is primarily the result of higher operating expenses at certain net lease properties ($4,370), partially offset by our sale of certain net lease properties since January 1, 2022 ($453).
Depreciation and amortization - hotels. The decrease in depreciation and amortization - hotels is primarily a result of certain of our depreciable assets becoming fully depreciated since January 1, 2022 ($6,618) and our sale of certain hotels

($6,344), partially offset by depreciation and amortization related to capital expenditures made since January 1, 2022 ($5,121) and our acquisition of a hotel in the 2023 period ($1,256).
Depreciation and amortization - net lease properties. The decrease in depreciation and amortization - net lease properties is primarily a result of certain of our depreciable assets being fully depreciated since January 1, 2022 and our sale of certain net lease properties since January 1, 2022 ($12,184), partially offset by depreciation and amortization related to other capital expenditures ($1,730).
General and administrative. The decrease in general and administrative costs is primarily due to a decrease in business management fees ($2,495), partially offset by increases in share award expenses ($664) and other professional fees ($268).
Transaction related costs. Transaction related costs for the nine months ended September 30, 2023 are primarily related to hotel rebranding activity, demolition of certain vacant properties and potential acquisitions. Transaction related costs for the nine months ended September 30, 2022 are primarily costs related to exploration of possible financing transactions.
Loss on asset impairment, net. We recorded a $9,517 loss on asset impairment, net during the nine months ended September 30, 2023 to reduce the carrying value of 16 net lease properties to their estimated fair value less costs to sell. We recorded a $9,720 loss on asset impairment during the nine months ended September 30, 2022 to reduce the carrying value of 25 hotels and four net lease properties to their estimated fair value less costs to sell.
Gain on sale of real estate. We recorded a $41,959 net gain on sale of real estate in the 2023 period in connection with the sale of 18 hotels and four net lease properties. We recorded a $44,235 net gain on sale of real estate in the 2022 period in connection with the sales of 61 hotels and 19 net lease properties.
Gain on equity securities, net. Gain on equity securities, net represents the adjustment to the carrying value of our former investment in shares of TA common stock to its fair value.
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
Income tax benefit (expense). The change in income tax benefit (expense) is primarily a result of recording a state income tax benefit in the 2023 period compared to income tax expense in the 2022 period.
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
As of September 30, 2023, all 221 of our hotels were managed by four hotel operating companies. Our 761 net lease properties were leased to 174 tenants as of September 30, 2023. The costs of operating and maintaining our properties are generally paid by the hotel managers as agents for us or by our tenants for their own account. Our hotel managers and tenants derive their funding for property operating expenses and for returns and rents due to us generally from property operating revenues and, to the extent that these parties themselves fund our owner’s priority returns and rents, from their separate resources. As of September 30, 2023, our hotel managers included Sonesta (195 hotels), Hyatt (17 hotels), Radisson (eight hotels), and IHG (one hotel). TA is our largest tenant (176 travel centers).
We reduced reserves for uncollectable amounts and increased rental income by $1,041 for the three months ended September 30, 2023 and increased reserves and reduced rental income by $4,312 for the nine months ended September 30, 2023, based on our assessment of the collectability of rents. We increased our reserves for uncollectable amounts and reduced rental income by $352 for the three months ended September 30, 2022 and reduced our reserves and increased rental income by $315 for the nine months ended September 30, 2022, based on our assessment of the collectability of rents. We had reserves for uncollectable rents of $2,825 and $7,697 as of September 30, 2023 and December 31, 2022, respectively, included in other assets in our condensed consolidated balance sheets.
We define net lease coverage as earnings before interest, taxes, depreciation, amortization and rent, or EBITDAR, divided by the annual minimum rent due to us weighted by the minimum rent of the property to total minimum rents of the net lease portfolio. Tenants with no minimum rent required under the lease are excluded. EBITDAR amounts used to determine rent coverage are generally for the latest twelve-month period, based on the most recent operating information, if any, furnished by the tenant. Operating statements furnished by the tenant often are unaudited and, in certain cases, may not have been prepared in accordance with GAAP and are not independently verified by us. In instances where we do not have tenant financial information, we calculate an implied coverage ratio for the period based on other tenants with available financial statements operating the same brand or within the same industry. As a result, we believe using this implied coverage metric provides a more reasonable estimated representation of recent operating results and financial condition for those tenants. Our net lease properties generated coverage of 2.72x and 2.88x as of September 30, 2023 and 2022, respectively.
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
The following is a summary of our sources and uses of cash flows for the periods presented (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash and cash equivalents and restricted cash at the beginning of the period	$45,420	$947,418
Net cash provided by (used in):
Operating activities	401,958	147,114
Investing activities	50,966	396,980
Financing activities	(62,816)	(1,413,375)
Cash and cash equivalents and restricted cash at the end of the period	$435,528	$78,137

The increase in cash provided by operating activities for the 2023 period compared to the prior year period is primarily due to $188,000 of prepaid rent received from TA, higher returns earned from our hotel portfolio and lower interest expense in the 2023 period. The decrease in cash flows provided by investing activities in the 2023 period compared to the 2022 period is primarily due to lower proceeds from the sale of real estate, our hotel acquisition and increased real estate improvements during the 2023 period, partially offset by proceeds from the TA Merger. The decrease in cash flows used in financing activities in the 2023 period compared to the prior year is primarily due to higher debt repayments made in the 2022 period, partially offset by proceeds from our net lease mortgage notes issuance and increased distributions during the 2023 period.
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
Our Investment and Financing Liquidity and Capital Resources
Our hotel operating agreements generally provide that, if necessary, we may provide our managers with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. During the nine months ended September 30, 2023, we funded $122,667 for capital improvements in excess of FF&E reserves available to our hotels. We currently expect to fund $75,000 for capital improvements to certain hotels during the last three months of 2023 using cash on hand.
Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. We own all the FF&E escrows for our hotels. During the nine months ended September 30, 2023, certain of our hotel managers deposited $5,487 to these accounts and spent $3,941 from the FF&E reserve escrow accounts to renovate and refurbish our hotels. As of September 30, 2023, there was $8,534 on deposit in these escrow accounts, which was held directly by us and is reflected in our condensed consolidated balance sheets as restricted cash.
Our net lease portfolio leases do not require FF&E escrow deposits and tenants under these leases are generally required to maintain the leased properties, including structural and non-structural components. We may provide tenant improvement allowances to tenants in certain cases or may develop sites with the intent to lease them. During the nine months ended September 30, 2023, we funded $3,323 for capital improvements to our net lease properties. As of September 30, 2023, we had $2,692 of unspent leasing-related obligations related to certain net lease tenants.
During the nine months ended September 30, 2023, we sold 18 hotels with 2,526 rooms for an aggregate sales price of $157,230, excluding closing costs and four net lease properties with 41,517 square feet for an aggregate sales price of $4,345, excluding closing costs. From October 1, 2023 through November 3, 2023, we sold two net lease properties with an aggregate 9,537 square feet and carrying value of $1,594 for an aggregate sales price of $1,190. As of November 3, 2023, we have entered into agreements to sell six net lease properties with an aggregate 82,159 square feet for an aggregate sales price of $6,093. These pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales, that these sales will not be delayed or that the terms will not change. We continue to market 11 net lease properties with an aggregate 162,676 square feet for sale. We expect to use the proceeds from the asset sales for general business purposes, which may include the repayment of debt.
BP completed its acquisition of TA on May 15, 2023. We received $379,293 in cash as part of this transaction, including $188,000 in prepaid rent from TA, $101,892 in merger consideration for the outstanding TA common shares we owned, and $89,400 for certain tradenames and trademarks associated with TA’s business we owned.
During the nine months ended September 30, 2023, we purchased one hotel in Miami, FL with 250 rooms for a sales price of $165,400, excluding closing costs using cash on hand.
During the nine months ended September 30, 2023, we declared and paid regular quarterly distributions to common shareholders using cash on hand as follows:

Declaration Date	Record Date	Paid Date	Dividend Per Common Share	Total Distributions
January 12, 2023	January 23, 2023	February 16, 2023	$0.20	$33,090
April 13, 2023	April 24, 2023	May 18, 2023	0.20	33,089
July 13, 2023	July 24, 2023	August 17, 2023	0.20	33,096
			$0.60	$99,275
On October 12, 2023, we declared a regular quarterly distribution to common shareholders of record as of October 23, 2023 of $0.20 per share, or approximately $33,096. We expect to pay this amount on or about November 16, 2023.
In order to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $650,000 secured revolving credit facility which is governed by the amended and restated credit agreement we entered into on June 29, 2023. This new facility replaced our prior $800,000 secured revolving credit facility, which had a maturity date of July 15, 2023, and is available for general business purposes, including acquisitions. We can borrow, repay, and reborrow funds available under the new facility until maturity and no principal repayments are due until maturity. The maturity date of the new facility is June 29, 2027, and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to further extend the stated maturity date of the new facility by two additional six-month periods.
Interest payable on drawings under the new facility is based on SOFR plus a margin ranging from 1.50% to 3.00% based on our leverage ratio, as defined in our credit agreement, which was 2.50% as of September 30, 2023. Our obligations under the new facility are secured by 69 properties, including 66 hotels and three net lease properties, with an undepreciated book value of $1,544,227 as of September 30, 2023. We also pay unused commitment fees of 20 to 30 basis points per annum on the total amount of lending commitments under our revolving credit facility based on amounts outstanding. As of September 30, 2023, the annual interest rate payable on borrowings under our revolving credit facility was 7.93%. We had no borrowings outstanding under either the new or prior facility for either the three or nine months ended September 30, 2023. The weighted average annual interest rate for borrowings under the prior facility was 4.37% and 3.36%, respectively, for the three and nine months ended September 30, 2022.
Our term debt maturities (other than our revolving credit facility) as of September 30, 2023 were as follows:

Type	Year	Maturity
Senior unsecured notes	2024	$1,175,000
Senior unsecured notes	2025	1,150,000
Senior unsecured notes	2026	800,000
Senior unsecured notes	2027	850,000
Senior unsecured notes	2028	400,000
Net lease mortgage notes	2028	609,058
Senior unsecured notes	2029	425,000
Senior unsecured notes	2030	400,000
		$5,809,058
None of our unsecured debt obligations require principal or sinking fund payments prior to their maturity dates. Our mortgage notes require monthly principal payments as described in Part I, Item 3 of this Quarterly Report on Form 10-Q.

On February 10, 2023, the Issuer issued $610,200 in aggregate principal amount of net lease mortgage notes. The notes are non-recourse and secured by the assets of the Issuer, which includes 308 net lease properties with annual minimum rents of $65,137 and a gross book carrying value of $754,966 as of September 30, 2023. The net proceeds from this issuance were $550,564 after initial purchaser discounts and offering costs. We simultaneously announced the early redemption of our outstanding 4.50% Senior Notes due in 2023 at a redemption price equal to the principal amount of $500,000, plus accrued and unpaid interest to, but excluding the date of redemption. This redemption occurred March 8, 2023 using the proceeds from the net lease mortgage notes described.
The net lease mortgage notes are summarized as follows:

Note Class	S&P Rating	Principal Outstanding as of September 30, 2023	Coupon Rate	Term	Maturity
Class A	AAA	$304,110	5.15%	5 years	February 2028
Class B	AA	172,748	5.55%	5 years	February 2028
Class C	A	132,200	6.70%	5 years	February 2028
Total / weighted average		$609,058	5.60%

We currently expect to use cash on hand, the cash flows from our operations, borrowings under our revolving credit facility, net proceeds from any asset sales and net proceeds of offerings of equity or the incurrence of debt to fund our operations, capital expenditures, investments, future debt maturities, distributions to our shareholders and other general business purposes.
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
Our ability to complete, and the costs associated with, future debt transactions depend primarily upon credit market conditions and our then perceived creditworthiness. We have no control over market conditions. Our credit ratings depend upon evaluations by credit rating agencies of our business practices and plans, including our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity capital market conditions and our ability to conduct our business to maintain and grow our operating cash flows. We intend to conduct our business activities in a manner which will afford us reasonable access to capital for investment and financing activities. However, as discussed elsewhere in this Quarterly Report on Form 10-Q, the impacts of the current, and possibly future, inflationary conditions, increasing or sustained high interest rates and a possible economic recession are uncertain and may have various negative consequences on us and our operations, including a decline in financing availability and increased costs for financing. Further, such conditions could also disrupt the capital markets generally and limit our access to financing from public sources or on favorable terms, particularly if the global financial markets experience significant disruptions.
Debt Covenants
Our debt obligations at September 30, 2023 consisted of $5,200,000 of publicly issued term debt and $609,058 aggregate principal amounts of mortgage notes secured by 308 net lease properties. For further information regarding our indebtedness, see Note 7 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our publicly issued term debt is governed by our indentures and related supplements. These indentures and related supplements and our credit agreement contain covenants that generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, and require us to maintain various financial ratios. Our credit agreement, net lease mortgage notes and our unsecured senior notes, indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR ceasing to act as our business manager. As of September 30, 2023, we believe we were in compliance with all of the covenants under our indentures and their supplements, net lease mortgage notes and our credit agreement.
Senior Notes Indenture Covenants
The following table summarizes the results of the financial tests required by the indentures and related supplements for our senior unsecured notes as of September 30, 2023:

	Actual Results	Covenant Requirement
Total debt / adjusted total assets	53.2%	Maximum of 60%
Secured debt / adjusted total assets	5.6%	Maximum of 40%
Consolidated income available for debt service / debt service	2.02x	Minimum of 1.50x
Total unencumbered assets / unsecured debt	163.2%	Minimum 150%
As of September 30, 2023, adjusted total assets for covenant purposes as defined in our unsecured senior notes indentures were $10,923,462 and assets encumbered under our revolving credit facility or serving as collateral for our net lease mortgage notes represented $2,438,949 of adjusted total assets, as defined in our unsecured senior notes indentures. Our unencumbered hotels, travel centers, other net lease properties and other corporate assets represent $4,528,912, $2,484,633, $924,907 and $546,061 of adjusted total assets, respectively.
The following table presents the calculation of adjusted total assets to total assets in accordance with GAAP:

Total assets	$7,604,311
Plus: accumulated depreciation	3,129,087
Plus: impairment and other adjustments to reflect original cost of real estate assets	416,879
Less: accounts receivable and intangibles	(226,815)
Adjusted total assets	$10,923,462
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
The following table presents summarized financial information for us and the subsidiary guarantors, on a combined basis after elimination of (i) intercompany transactions and balances among us and the subsidiary guarantors and (ii) equity in earnings from, and any investments in, any of our non-guarantor subsidiaries:

	As of September 30, 2023	As of December 31, 2022
Real estate properties, net (1)	$4,882,719	$5,316,318
Intercompany balances (2)	388,183	580,684
Other assets, net	771,009	723,092

Indebtedness, net	$5,164,302	$5,655,530
Other liabilities	535,402	366,936

Nine Months Ended September 30, 2023
Revenues	$997,930
Expenses	1,032,657
Net loss	(34,727)
(1)Real estate properties, net as of September 30, 2023 includes $684,728 of properties owned directly by us and not included in the assets of the subsidiary guarantors.
(2)Intercompany balances represent receivables from non-guarantor subsidiaries.

Property and Operating Statistics (dollar amounts in thousands, except hotel statistics)
As of September 30, 2023, we owned and managed a diverse portfolio of hotels and net lease properties across the United States and in Puerto Rico and Canada with 144 distinct brands across 22 industries.
Hotel Portfolio
The following tables summarize the operating statistics, including ADR, occupancy and RevPAR reported to us by our hotel managers by hotel brand for the periods indicated. All operating data presented are based upon the operating results provided by our hotel managers for the indicated periods. We have not independently verified our managers’ operating data.

Comparable Hotels*			No. of Rooms or Suites	Occupancy				ADR			RevPAR
	Service Level	No. of Hotels		Three Months Ended September 30,				Three Months Ended September 30,			Three Months Ended September 30,
Brand				2023	2022	Change		2023	2022	Change	2023	2022	Change
Sonesta Hotels & Resorts	Full Service	22	7,149	67.9%	63.2%	4.7	pts	$153.34	$154.00	(0.4)%	$104.12	$97.33	7.0%
Royal Sonesta	Full Service	17	5,663	62.3%	60.3%	2.0	pts	230.44	241.75	(4.7)%	143.56	145.78	(1.5)%
Radisson Hotel	Full Service	5	1,149	64.1%	65.8%	(1.7)	pts	148.18	138.88	6.7%	94.98	91.38	3.9%
Crowne Plaza	Full Service	1	495	62.5%	59.0%	3.5	pts	142.56	135.27	5.4%	89.10	79.81	11.6%
Country Inn and Suites	Full Service	3	430	76.4%	74.1%	2.3	pts	155.66	160.31	(2.9)%	118.92	118.79	0.1%
Full Service Total/Average		48	14,886	65.5%	62.4%	3.1	pts	180.63	184.93	(2.3)%	118.31	115.40	2.5%
Sonesta Select	Select Service	44	6,427	59.1%	58.0%	1.1	pts	121.79	124.46	(2.1)%	71.98	72.19	(0.3)%
Hyatt Place	Select Service	17	2,107	70.8%	71.1%	(0.3)	pts	121.65	121.30	0.3%	86.13	86.24	(0.1)%
Select Service Total/Average		61	8,534	62.0%	61.2%	0.8	pts	121.75	123.55	(1.5)%	75.49	75.61	(0.2)%
Sonesta ES Suites	Extended Stay	60	7,643	72.6%	72.5%	0.1	pts	129.21	130.19	(0.8)%	93.81	94.39	(0.6)%
Sonesta Simply Suites	Extended Stay	50	6,366	72.1%	75.5%	(3.4)	pts	90.56	88.70	2.1%	65.29	66.97	(2.5)%
Extended Stay Total/Average		110	14,009	72.4%	73.8%	(1.4)	pts	111.73	111.07	0.6%	80.89	81.97	(1.3)%
Comparable Hotels Total/Average		219	37,429	67.3%	66.4%	0.9	pts	$140.47	$141.23	(0.5)%	$94.54	$93.78	0.8%

Comparable Hotels*			No. of Rooms or Suites	Occupancy				ADR			RevPAR
	Service Level	No. of Hotels		Nine Months Ended September 30,				Nine Months Ended September 30,			Nine Months Ended September 30,
Brand				2023	2022	Change		2023	2022	Change	2023	2022	Change
Sonesta Hotels & Resorts	Full Service	22	7,149	64.4%	61.0%	3.4	pts	$154.07	$152.54	1.0%	$99.22	$93.05	6.6%
Royal Sonesta	Full Service	17	5,663	57.7%	52.5%	5.2	pts	238.60	236.17	1.0%	137.67	123.99	11.0%
Radisson Hotel	Full Service	5	1,149	64.8%	64.5%	0.3	pts	148.68	134.84	10.3%	96.34	86.97	10.8%
Crowne Plaza	Full Service	1	495	63.5%	54.6%	8.9	pts	140.97	130.66	7.9%	89.52	71.34	25.5%
Country Inn and Suites	Full Service	3	430	69.0%	65.5%	3.5	pts	139.86	138.52	1.0%	96.50	90.73	6.4%
Full Service Total/Average		48	14,886	62.0%	57.9%	4.1	pts	182.90	178.95	2.2%	113.40	103.61	9.4%
Sonesta Select	Select Service	44	6,427	56.2%	52.0%	4.2	pts	119.71	118.60	0.9%	67.28	61.67	9.1%
Hyatt Place	Select Service	17	2,107	69.7%	68.1%	1.6	pts	124.17	118.99	4.4%	86.55	81.03	6.8%
Select Service Total/Average		61	8,534	59.5%	56.0%	3.5	pts	121.00	118.72	1.9%	72.00	66.48	8.3%
Sonesta ES Suites	Extended Stay	60	7,643	69.2%	70.8%	(1.6)	pts	129.69	124.30	4.3%	89.75	88.00	2.0%
Sonesta Simply Suites	Extended Stay	50	6,366	70.1%	72.7%	(2.6)	pts	90.65	84.96	6.7%	63.55	61.77	2.9%
Extended Stay Total/Average		110	14,009	69.6%	71.7%	(2.1)	pts	111.91	106.32	5.3%	77.89	76.23	2.2%
Comparable Hotels Total/Average		219	37,429	64.3%	62.6%	1.7	pts	$140.97	$135.32	4.2%	$90.64	$84.71	7.0%

*We generally define comparable hotels as those that were owned by us and were open and operating for the entire periods being compared. For the three and nine months ended September 30, 2023 and 2022, our comparable results exclude two hotels from our comparable results. One of the hotels was not owned for the entirety of the periods and the other suspended operations during part of the periods presented.

All Hotels*			No. of Rooms or Suites	Occupancy			ADR			RevPAR
	Service Level	No. of Hotels		Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
Brand				2023	2022	Change	2023	2022	Change	2023	2022	Change
Sonesta Hotels & Resorts	Full Service	23	7,399	67.8%	63.4%	4.4 pts	$154.46	$157.15	(1.7)%	$104.72	$99.63	5.1%
Royal Sonesta	Full Service	17	5,663	62.3%	60.3%	2.0 pts	230.44	241.75	(4.7)%	143.56	145.78	(1.5)%
Radisson Hotel	Full Service	5	1,149	64.1%	65.8%	(1.7) pts	148.18	138.88	6.7%	94.98	91.38	3.9%
Crowne Plaza	Full Service	1	495	62.5%	59.0%	3.5 pts	142.56	135.27	5.4%	89.10	79.81	11.6%
Country Inn and Suites	Full Service	3	430	76.4%	74.1%	2.3 pts	155.66	160.31	(2.9)%	118.92	118.79	0.1%
Full Service Total/Average		49	15,136	65.5%	62.6%	2.9 pts	180.76	185.91	(2.8)%	118.40	116.38	1.7%
Sonesta Select	Select Service	44	6,427	59.1%	58.0%	1.1 pts	121.79	124.46	(2.1)%	71.98	72.19	(0.3)%
Hyatt Place	Select Service	17	2,107	70.8%	71.1%	(0.3) pts	121.65	121.30	0.3%	86.13	86.24	(0.1)%
Select Service Total/Average		61	8,534	62.0%	61.2%	0.8 pts	121.75	123.55	(1.5)%	75.49	75.61	(0.2)%
Simply ES Suites	Extended Stay	60	7,643	72.6%	72.5%	0.1 pts	129.21	130.19	(0.8)%	93.81	94.39	(0.6)%
Sonesta Simply Suites	Extended Stay	51	6,464	71.4%	74.7%	(3.3) pts	90.56	88.70	2.1%	64.66	66.26	(2.4)%
Extended Stay Total/Average		111	14,107	72.1%	73.5%	(1.4) pts	111.73	111.07	0.6%	80.56	81.64	(1.3)%
All Hotels Total/Average		221	37,777	67.2%	66.3%	0.9 pts	$140.77	$141.90	(0.8)%	$94.60	$94.08	0.6%

All Hotels*			No. of Rooms or Suites	Occupancy			ADR			RevPAR
	Service Level	No. of Hotels		Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
Brand				2023	2022	Change	2023	2022	Change	2023	2022	Change
Sonesta Hotels & Resorts	Full Service	23	7,399	64.4%	61.0%	3.4 pts	$159.13	$160.40	(0.8)%	$102.48	$97.84	4.7%
Royal Sonesta	Full Service	17	5,663	57.7%	52.5%	5.2 pts	238.60	236.17	1.0%	137.67	123.99	11.0%
Radisson Hotel	Full Service	5	1,149	64.8%	64.5%	0.3 pts	148.68	134.84	10.3%	96.34	86.97	10.8%
Crowne Plaza	Full Service	1	495	63.5%	54.6%	8.9 pts	140.97	130.66	7.9%	89.52	71.34	25.5%
Country Inn and Suites	Full Service	3	430	69.0%	65.5%	3.5 pts	139.86	138.52	1.0%	96.50	90.73	6.4%
Full Service Total/Average		49	15,136	62.0%	58.0%	4.0 pts	184.96	182.46	1.4%	114.68	105.83	8.4%
Sonesta Select	Select Service	44	6,427	56.2%	52.0%	4.2 pts	119.71	118.60	0.9%	67.28	61.67	9.1%
Hyatt Place	Select Service	17	2,107	69.7%	68.1%	1.6 pts	124.17	118.99	4.4%	86.55	81.03	6.8%
Select Service Total/Average		61	8,534	59.5%	56.0%	3.5 pts	121.00	118.72	1.9%	72.00	66.48	8.3%
Simply ES Suites	Extended Stay	60	7,643	69.2%	70.8%	(1.6) pts	129.69	124.30	4.3%	89.75	88.00	2.0%
Sonesta Simply Suites	Extended Stay	51	6,464	69.4%	71.9%	(2.5) pts	90.65	84.96	6.7%	62.91	61.09	3.0%
Extended Stay Total/Average		111	14,107	69.3%	71.3%	(2.0) pts	111.91	106.32	5.3%	77.55	75.81	2.3%
All Hotels Total/Average		221	37,777	64.2%	62.5%	1.7 pts	$142.05	$136.91	3.8%	$91.20	$85.57	6.6%

*Results of all hotels owned as of September 30, 2023. Excludes the results of hotels sold during the periods presented and includes data for one hotel for periods prior to when we acquired it.
Net Lease Portfolio
As of September 30, 2023, our net lease properties were 95.8% occupied and we had 32 properties available for lease. During the nine months ended September 30, 2023, we entered into lease renewals for 5,592,790 rentable square feet (206 properties) at weighted (by rentable square feet) average rents that were 9.5% above the prior rents for the same space. The weighted (by rentable square feet) average lease term for these leases was 10.2 years. We also entered into new leases for 111,109 rentable square feet (three properties) for rent that was 32.1% above the prior rent for the same space. The weighted (by rentable square feet) average lease term for these leases was 10.3 years.
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

As of September 30, 2023, our net lease tenants operated across 135 brands. The following table identifies the top ten brands based on annualized minimum rent.

	Brand	No. of Properties	Investment (1)	Percent of Total Investment	Annualized Minimum Rent (2)	Percent of Total Annualized Minimum Rent	Coverage (3)

1.	TravelCenters of America Inc.	132	$2,258,977	44.5%	$173,403	46.3%	2.26	x	(5)
2.	Petro Stopping Centers	44	1,015,156	20.0%	80,597	21.5%	2.26	x	(5)
3.	The Great Escape	14	98,242	1.9%	7,711	2.1%	6.20	x
4.	Life Time Fitness	3	92,617	1.8%	5,770	1.5%	2.35	x
5.	AMC Theatres	8	77,738	1.5%	4,713	1.3%	1.46	x
6.	Buehler's Fresh Foods	5	76,469	1.5%	5,657	1.5%	3.08	x
7.	Heartland Dental	59	61,120	1.2%	4,699	1.3%	4.24	x
8.	Norms	10	53,673	1.1%	3,693	1.0%	3.35	x
9.	Express Oil Change	23	49,724	1.0%	3,717	1.0%	4.32	x
10.	Pizza Hut	40	45,285	0.9%	3,401	0.9%	2.35	x
	Other (4)	423	1,247,146	24.6%	81,084	21.6%	3.74	x
	Total	761	$5,076,147	100.0%	$374,445	100.0%	2.72	x
(1)Represents historical cost of our properties plus capital improvements funded by us less impairment write-downs, if any.
(2)See page 34 for our definition of annualized minimum rent.
(3)See page 27 for our definition of coverage.
(4)Consists of 125 distinct brands with an average investment of $2,948 and average annual minimum rent of $192 per property.
(5)Rent coverage information provided by tenant is for all 176 sites on a consolidated basis and is as of September 30, 2023.
As of September 30, 2023, our top ten net lease tenants based on annualized minimum rent are listed below.

	Tenant	Brand Affiliation	No. of Properties	Investment (1)	Percent of Total Investment	Annualized Minimum Rent(2)	Percent of Total Annualized Minimum Rent	Coverage (3)

1.	TravelCenters of America Inc.	TravelCenters of America / Petro Stopping Centers	176	$3,274,133	64.5%	$254,000	67.8%	2.26x	(4)
2.	Universal Pool Co., Inc.	The Great Escape	14	98,242	1.9%	7,711	2.1%	6.20x
3.	Healthy Way of Life II, LLC	Life Time Fitness	3	92,617	1.8%	5,770	1.5%	2.35x
4.	American Multi-Cinema, Inc.	AMC Theatres	8	77,738	1.5%	4,713	1.3%	1.46x
5.	Styx Acquisition, LLC	Buehler's Fresh Foods	5	76,469	1.5%	5,657	1.5%	3.08x
6.	Professional Resource Development, Inc.	Heartland Dental	59	61,120	1.2%	4,699	1.3%	4.24x
7.	Norms Restaurants, LLC	Norms	10	53,673	1.1%	3,693	1.0%	3.35x
8.	Express Oil Change, L.L.C.	Express Oil Change	23	49,724	1.0%	3,717	1.0%	4.32x
9.	Pilot Travel Centers LLC	Flying J Travel Plaza	3	41,681	0.8%	3,247	0.9%	6.40x
10.	Capitol Racquet Sports, Inc.	Courthouse Athletic Club	4	39,688	0.8%	1,906	0.5%	1.25x
	Subtotal, top 10		305	3,865,085	76.1%	295,113	78.9%	2.48x
11.	Other (5)	Various	456	1,211,062	23.9%	79,332	21.1%	3.63x
	Total		761	$5,076,147	100.0%	$374,445	100.0%	2.72x
(1)Represents historical cost of our net lease properties plus capital improvements funded by us less impairment write-downs, if any.
(2)See page 34 for our definition of annualized minimum rent.
(3)See page 27 for our definition of coverage.
(4)TA is our largest tenant. We lease 176 travel centers (132 under the TravelCenters of America brand and 44 under the Petro Stopping Centers brand) to a subsidiary of TA under five master leases that expire in 2033. TA has five renewal options for 10 years each for all of the travel centers. BP Corporation North America Inc. guarantees payments under each of the five master leases, limited by an initial aggregate cap of approximately $3,040,000. Annualized minimum rent excludes the impact of rents prepaid by TA. Rent coverage was 2.17x, 2.31x, 2.32x, 2.42x and 2.15x, for our TA leases no. 1, no. 2, no. 3, no. 4 and no. 5, respectively. Rent coverage is as of September 30, 2023.
(5)Consists of 164 tenants with an average investment of $2,656 and an average annual minimum rent of $174 per property.

As of September 30, 2023, our net lease tenants operated across 21 distinct industries within the service oriented retail sector of the U.S. economy.

Industry	No. of Properties	Investment (1)	Percent of Total Investment	Annualized Minimum Rent (2)	Percent of Total Annualized Minimum Rent	Coverage (3)

Travel Centers	179	$3,315,814	65.3%	$257,247	68.6%	2.31 x		(4)
Restaurants - Quick Service	209	283,225	5.6%	19,284	5.1%	2.85	x
Health and Fitness	13	186,362	3.7%	11,148	2.9%	1.99	x
Restaurants - Casual Dining	51	184,262	3.6%	11,549	3.0%	2.92	x
Movie Theaters	18	160,060	3.2%	8,941	2.4%	1.72	x
Grocery Stores	19	129,152	2.5%	9,223	2.5%	3.65	x
Home Goods and Leisure	20	121,066	2.4%	10,505	2.8%	5.36	x
Automotive Equipment and Services	64	107,054	2.1%	7,737	2.1%	4.41	x
Medical, Dental Office	70	103,849	2.0%	7,713	2.1%	3.72	x
Automotive Dealers	8	62,651	1.2%	4,964	1.3%	5.84	x
Entertainment	4	61,436	1.2%	4,329	1.2%	3.35	x
Educational Services	8	54,759	1.1%	4,356	1.2%	1.63	x
General Merchandise Stores	4	55,457	1.1%	3,929	1.0%	2.53	x
Building Materials	29	33,464	0.7%	2,832	0.8%	7.50	x
Car Washes	5	28,658	0.6%	2,214	0.6%	3.07	x
Miscellaneous Manufacturing	5	24,148	0.5%	1,711	0.5%	15.25	x
Drug Stores and Pharmacies	7	19,251	0.4%	1,245	0.3%	0.55	x
Sporting Goods	3	17,742	0.3%	1,092	0.3%	5.47	x
Legal Services	5	11,362	0.2%	1,054	0.3%	5.49	x
Dollar Stores	3	2,971	0.1%	189	0.1%	2.54	x
Other	5	27,244	0.5%	3,183	0.9%	5.70	x
Vacant	32	86,160	1.7%	—	—%	—	x
Total	761	$5,076,147	100.0%	$374,445	100.0%	2.72	x
(1)Represents historical cost of our net lease properties plus capital improvements funded by us less impairment write-downs, if any.
(2)See page 34 for our definition of annualized minimum rent.
(3)See page 27 for our definition of coverage.
(4)Rent coverage for TA is as of September 30, 2023.

As of September 30, 2023, lease expirations at our net lease properties by year are as follows:

Year (1)	Square Feet	Annualized Minimum Rent Expiring (2)	Percent of Total Annualized Minimum Rent Expiring	Cumulative Percent of Total Annualized Minimum Rent Expiring

2023	113,612	$397	0.1%	0.1%
2024	711,352	8,482	2.3%	2.4%
2025	436,038	8,975	2.4%	4.8%
2026	1,053,914	11,833	3.2%	8.0%
2027	939,989	12,504	3.3%	11.3%
2028	670,157	10,880	2.9%	14.2%
2029	256,618	5,630	1.5%	15.7%
2030	138,590	4,208	1.1%	16.8%
2031	372,186	4,731	1.3%	18.1%
2032	143,954	2,972	0.8%	18.9%
2033	5,349,669	259,674	69.4%	88.3%
2034	307,101	4,953	1.3%	89.6%
2035	1,089,282	18,713	5.0%	94.6%
2036	297,074	5,271	1.4%	96.0%
2037	296,403	2,145	0.6%	96.6%
2038	66,700	1,254	0.3%	96.9%
2039	134,901	3,219	0.9%	97.8%
2040	115,142	2,406	0.6%	98.4%
2041	216,040	2,225	0.6%	99.0%
2042	—	—	—%	99.0%
2043	57,543	155	—%	99.0%
2044	83,635	125	—%	99.0%
2045	63,490	3,693	1.0%	100.0%
Total	12,913,390	$374,445	100%
(1)The year of lease expiration is pursuant to contract terms.
(2)See page 34 for our definition of annualized minimum rent.
As of September 30, 2023, shown below is the list of our top ten states where our net lease properties are located. No other state represents more than 3% of our net lease annual minimum rents.

State	Square Feet	Annualized Minimum Rent (1)	Percent of Total Annualized Minimum Rent

Texas	1,176,854	$33,407	8.9%
Ohio	1,339,304	26,876	7.2%
Illinois	1,010,047	26,990	7.2%
California	399,045	25,260	6.7%
Georgia	590,245	20,377	5.4%
Florida	529,040	16,598	4.4%
Arizona	476,651	16,062	4.3%
Indiana	654,927	15,679	4.2%
Pennsylvania	544,003	15,437	4.1%
New Mexico	246,478	11,602	3.1%
Other	6,463,751	166,157	44.5%
Total	13,430,345	$374,445	100.0%
(1)See page 34 for our definition of annualized minimum rent.

Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc., TA and Sonesta and others related to them. For further information about these and other such relationships and related person transactions, see Notes 5, 6, 9 and 10 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2022 Annual Report, our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission, or SEC. In addition, see the section captioned “Risk Factors” in our 2022 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR or its subsidiaries provide management services.
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

Our calculations of FFO and Normalized FFO for the three and nine months ended September 30, 2023 and 2022 and reconciliations of net income, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to those amounts appear in the following table (amounts in thousands, except per share amounts).

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2023	2022	2023	2022
Net (loss) income		$(4,128)	$7,500	$10,544	$(100,972)
Add (less):	Depreciation and amortization	94,498	101,514	289,108	306,147
	Loss on asset impairment, net (1)	512	1,172	9,517	9,720
	(Gain) loss on sale of real estate, net (2)	(123)	164	(41,959)	(44,235)
	Gain on equity securities, net (3)	—	(23,056)	(48,837)	(2,737)
	Adjustments to reflect our share of FFO attributable to an investee (4)	972	1,103	3,003	2,674
FFO		91,731	88,397	221,376	170,597
Add (less):	Transaction related costs (5)	115	—	1,933	1,920
	Loss on early extinguishment of debt (6)	—	—	282	791
	Adjustments to reflect our share of Normalized FFO attributable to an investee (4)	263	61	791	899
Normalized FFO		$92,109	$88,458	$224,382	$174,207

	Weighted average shares outstanding (basic and diluted) (7)	165,027	164,745	164,933	164,697

Basic and diluted per common share amounts:
	Net (loss) income	$(0.03)	$0.05	$0.06	$(0.61)
	FFO	$0.56	$0.54	$1.34	$1.04
	Normalized FFO	$0.56	$0.54	$1.36	$1.06
	Distributions declared per share	$0.20	$0.01	$0.60	$0.03
(1)We recorded a net loss on asset impairment of $512 to reduce the carrying value of three net lease properties to their estimated fair value less costs to sell during the three months ended September 30, 2023, a net loss on impairment of $9,517 to reduce the carrying value of 16 net lease properties to their estimated fair value less costs to sell during the nine months ended September 30, 2023, a net loss on impairment of $1,172 to reduce the carrying value of three hotels and one net lease property to their estimated fair value less costs to sell during the three months ended September 30, 2022, and a net loss on impairment of $9,720 to reduce the carrying value of 28 hotels and five net lease properties to their estimated fair value less costs to sell during the nine months ended September 30, 2022.
(2)We recorded a $123 net gain on sale of real estate during the three months ended September 30, 2023 in connection with the sale of two net lease properties, a $164 net loss on sale of real estate during the three months ended September 30, 2022 in connection with the sale of five hotels and six net lease properties, a $41,959 net gain on sale of real estate during the nine months ended September 30, 2023 in connection with the sale of 18 hotels and four net lease properties and a $44,235 net gain on sale of real estate during the nine months ended September 30, 2022 in connection with the sale of 61 hotels and 19 net lease properties.
(3)Gain on equity securities, net represents the adjustment required to adjust the carrying value of our former investment in shares of TA common stock to its fair value.
(4)Represents adjustments to reflect our proportionate share of FFO and normalized FFO related to our equity investment in Sonesta.
(5)Transaction related costs for the three and nine months ended September 30, 2023 of $115 and $1,933, respectively, primarily consisted of costs related to hotel rebranding activity, demolition of certain vacant properties, and potential acquisitions. Transaction related costs for the nine months ended September 30, 2022 of $1,920 primarily consisted of costs related to our exploration of possible financing transactions.

(6)We recorded a $282 loss on early extinguishment of debt during the nine months ended September 30, 2023 related to the write off of unamortized issuance costs relating to our amendment to our revolving credit agreement and the write off of deferred financing costs relating to our repayment of $500,000 of unsecured senior notes due in March 2023. We recorded a $791 loss on early extinguishment of debt during the three and nine months ended September 30, 2022 related to the write off of deferred financing costs and unamortized discounts relating to our amendment to our revolving credit facility and the repayment of $500,000 of unsecured senior notes.
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
Fixed Rate Debt
At September 30, 2023, our outstanding publicly tradable debt consisted of 11 issues of unsecured fixed rate senior notes and secured fixed rate net lease mortgage notes:

Debt	Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
Unsecured Senior Notes	$350,000	4.650%	$16,275	2024	Semi-Annually
Unsecured Senior Notes	825,000	4.350%	35,888	2024	Semi-Annually
Unsecured Senior Notes	350,000	4.500%	15,750	2025	Semi-Annually
Unsecured Senior Notes	800,000	7.500%	60,000	2025	Semi-Annually
Unsecured Senior Notes	350,000	5.250%	18,375	2026	Semi-Annually
Unsecured Senior Notes	450,000	4.750%	21,375	2026	Semi-Annually
Unsecured Senior Notes	400,000	4.950%	19,800	2027	Semi-Annually
Unsecured Senior Notes	450,000	5.500%	24,750	2027	Semi-Annually
Unsecured Senior Notes	400,000	3.950%	15,800	2028	Semi-Annually
Net Lease Mortgage Notes	609,058	5.600%	34,627	2028	Monthly
Unsecured Senior Notes	425,000	4.950%	21,038	2029	Semi-Annually
Unsecured Senior Notes	400,000	4.375%	17,500	2030	Semi-Annually
	$5,809,058		$301,178
No principal repayments are due under our unsecured senior notes until maturity. Our net lease mortgage notes require principal and interest payments through maturity pursuant to amortization schedules. Because these notes require interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are one percentage point higher than the rates shown above, our per annum interest cost would increase by approximately $58,091. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. The U.S. Federal Reserve has raised the federal funds rate multiple times since the beginning of 2022 and further increases may occur. Based on the balances outstanding at September 30, 2023 and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point change in interest rates would change the fair value of those debt obligations by approximately $134,285.
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
Floating Rate Debt
At September 30, 2023, we had no amounts outstanding under our revolving credit facility. The maturity date of our revolving credit facility is June 29, 2027, and, subject to our meeting certain conditions, including our payment of an extension fee, we have an option to extend the stated maturity date of the facility by two six-month periods. No principal repayments are required under our revolving credit facility prior to maturity and repayments may be made and redrawn subject to conditions at any time without penalty.

Borrowings under our revolving credit facility are in U.S. dollars and require interest to be paid at a rate of SOFR plus premiums. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically SOFR. In addition, upon renewal or refinancing of our revolving credit facility, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of this floating rate debt but would affect our operating results.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at September 30, 2023 if we were fully drawn on our revolving credit facility.

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact (2)
At September 30, 2023	7.93%	$650,000	$51,545	$0.31
One percentage point increase	8.93%	$650,000	$58,045	$0.35
(1)Based on SOFR plus a premium, which was 250 basis points per annum, as of September 30, 2023.
(2)Based on diluted weighted average common shares outstanding for the nine months ended September 30, 2023.
The foregoing table shows the impact of an immediate change in floating interest rates as of September 30, 2023. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts under our revolving credit facility or other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

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
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from expected future results, performance or achievements expressed or implied in those forward-looking statements. Some of the risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•    Sonesta’s ability to successfully operate the hotels it manages for us,
•    Our ability and the ability of our managers and tenants to operate under unfavorable market and economic conditions, rising or sustained high interest rates, high inflation, labor market challenges, disruption and volatility in the public equity and debt markets, global geopolitical hostilities and tensions and economic recessions or downturns,
•    If and when business transient hotel business will return to historical pre-COVID-19 pandemic levels and whether any improved hotel industry conditions will continue, increase or be sustained,
•    Whether and the extent to which our managers and tenants will pay the contractual amounts of returns, rents or other obligations due to us,
•    Competition within the commercial real estate, hotel, transportation and travel center and other industries in which our managers and tenants operate, particularly in those markets in which our properties are located,
•    Our ability to repay or refinance our debts as they mature or otherwise become due,
•    Our ability to maintain sufficient liquidity, including the availability of borrowings under our revolving credit facility,
•    Our ability to pay interest on and principal of our debt,
•    Our ability to acquire properties that realize our targeted returns,
•    Our ability to sell properties at prices we target,
•    Our ability to raise or appropriately balance the use of debt or equity capital,
•    Potential defaults under our management agreements and leases by our managers and tenants,
•    Our ability to increase hotel room rates and rents at our net leased properties as our leases expire in excess of our operating expenses and to grow our business,

•    Our ability to increase and maintain hotel room and net lease property occupancy at our properties,
•    Our ability to pay distributions to our shareholders and to increase or sustain the amount of such distributions,
•    The impact of increasing labor costs and shortages and commodity and other price inflation due to supply chain challenges or other market conditions,
•    Our ability to make cost-effective improvements to our properties that enhance their appeal to hotel guests and net lease tenants,
•    Our ability to engage and retain qualified managers and tenants for our hotels and net lease properties on satisfactory terms,
•    Our ability to diversify our sources of rents and returns that improve the security of our cash flows,
•    Our credit ratings,
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended September 30, 2023:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2023 - July 31, 2023	1,610	$9.03	$—	$—
September 1, 2023 - September 30, 2023	74,584	7.86	—	—
Total	76,194	$7.88	$—	$—
(1)These common share withholdings and purchases were made to satisfy tax withholding and payment obligations from our officers and certain other current and former officers and employees of RMR in connection with the vesting of awards of our common shares to them. We withheld and purchased these shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the purchase dates.

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

4.21
Supplemental Indenture, dated as of July 27, 2023, among the Company, HPTWN Properties Trust, Highway Ventures Properties Trust, Highway Ventures Properties LLC, HPT TA Properties LLC and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 7.50% Senior Notes due 2025. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.)

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

4.26
Supplemental Indenture, dated as of July 27, 2023, among the Company, HPTWN Properties Trust, Highway Ventures Properties Trust, Highway Ventures Properties LLC, HPT TA Properties LLC and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 5.50% Senior Notes due 2027. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.)

4.27
Registration Rights and Lock-Up Agreement, dated as of June 5, 2015, among the Company, ABP Trust (f/k/a Reit Management & Research Trust) and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2015.)

Exhibit Number	Description
10.1	Form of Share Award Agreement. (Filed herewith.)
10.2	Release of Certain Guarantors, dated as of September 28, 2023, by U.S. Bank Trust Company, National Association (f/k/a U.S. Bank National Association) (Filed herewith.)
10.3	Release of Certain Guarantors, dated as of September 28, 2023, by U.S. Bank Trust Company, National Association (Filed herewith.)
22.1	List of Subsidiary Guarantors. (Filed herewith.)
31.1	Rule 13a-14(a) Certification. (Filed herewith.)
31.2	Rule 13a-14(a) Certification. (Filed herewith.)
31.3	Rule 13a-14(a) Certification. (Filed herewith.)
31.4	Rule 13a-14(a) Certification. (Filed herewith.)
32.1	Section 1350 Certification. (Furnished herewith.)
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVICE PROPERTIES TRUST

/s/ Todd W. Hargreaves
Todd W. Hargreaves
President and Chief Investment Officer
Dated: November 6, 2023

/s/ Brian E. Donley
Brian E. Donley
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: November 6, 2023