Form 10-K
period 2023-12-31
Service Properties Trust
filed 2024-02-28
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting common shares of beneficial interest, $.01 par value, or common shares, of the registrant held by non-affiliates was approximately $1.4 billion based on the $8.69 closing price per common share on The Nasdaq Stock Market LLC on June 30, 2023. For purposes of this calculation, an aggregate of 2,323,234 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant have been included in the number of common shares held by affiliates.
Number of the registrant’s common shares outstanding as of February 22, 2024: 165,768,058.
References in this Annual Report on Form 10-K to the Company, SVC, we, us or our include Service Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2023.

Warning Concerning Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws that are subject to risks and uncertainties. These statements may include words such as “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, “will”, “may” and negatives or derivatives of these or similar expressions. These forward-looking statements include, among others, statements about: economic and market conditions and their potential impacts on us, our hotel managers and our tenants; expectations regarding demand for corporate travel and lodging; the sufficiency of our liquidity; our liquidity needs, sources and expected uses; our capital expenditure plans and commitments; our property dispositions and expected use of proceeds; and the amount and timing of future distributions.
Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from expected future results, performance or achievements expressed or implied in those forward-looking statements. Some of the risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
• The ability of Sonesta Holdco Corporation and its subsidiaries, or Sonesta, to successfully operate the hotels it manages for us,
• Our ability and the ability of our managers and tenants to operate under unfavorable market and commercial real estate industry conditions due to, among other things, high interest rates, prolonged high inflation, labor market challenges, supply chain disruptions, volatility in the public equity and debt markets, pandemics, geopolitical instability and tensions, economic downturns or a possible recession or changes in real estate utilization,
• If and when business transient hotel business will return to historical levels and whether any improved hotel industry conditions will continue, increase or be sustained,
• Whether and the extent to which our managers and tenants will pay the contractual amounts of returns, rents or other obligations due to us,
• Competition within the commercial real estate, hotel, transportation and travel center and other industries in which our managers and tenants operate, particularly in those markets in which our properties are located,
• Our ability to repay or refinance our debts as they mature or otherwise become due,
• Our ability to maintain sufficient liquidity, including the availability of borrowings under our revolving credit facility,
• Our ability to pay interest on and principal of our debt,
• Our ability to acquire properties that realize our targeted returns,
• Our ability to sell properties at prices we target,
• Our ability to raise or appropriately balance the use of debt or equity capital,
• Potential defaults under our management agreements and leases by our managers and tenants,
• Our ability to increase hotel room rates and rents at our net leased properties as our leases expire in excess of our operating expenses and to grow our business,
• Our ability to increase and maintain hotel room and net lease property occupancy at our properties,
• Our ability to pay distributions to our shareholders and to increase or sustain the amount of such distributions,
• Our ability to make cost-effective improvements to our properties that enhance their appeal to hotel guests and net lease tenants,
• Our ability to engage and retain qualified managers and tenants for our hotels and net lease properties on satisfactory terms,
i

• Our ability to diversify our sources of rents and returns that improve the security of our cash flows,
• Our credit ratings,
• The ability of our manager, The RMR Group LLC, or RMR, to successfully manage us,
• Actual and potential conflicts of interest with our related parties, including our Managing Trustees, Sonesta, RMR and others affiliated with them,
• Our ability to realize benefits from the scale, geographic diversity, strategic locations and variety of service levels of our hotels,
• Limitations imposed by and our ability to satisfy complex rules to maintain our qualification for taxation as a real estate investment trust, or REIT, for U.S. federal income tax purposes,
• Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
• Acts of terrorism, outbreaks or continuation of pandemics or other public health safety events or conditions, war or other hostilities, material or prolonged disruption to supply chains, global climate change or other man-made or natural disasters beyond our control, and
• Other matters.
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
ii

SERVICE PROPERTIES TRUST
2023 FORM 10-K ANNUAL REPORT
iii

PART I
Item 1. Business
Our Company
We are a REIT formed in 1995 under the laws of the State of Maryland. As of December 31, 2023, we owned 221 hotels with 37,777 rooms or suites located in 36 states, the District of Columbia, Ontario, Canada and San Juan, Puerto Rico and 752 service-focused retail net lease properties with 13,341,172 square feet located in 42 states. Our principal place of business is Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and our telephone number is (617) 964-8389.
We seek to have a geographically diverse portfolio of real estate primarily in the United States. Our principal internal growth strategy is to apply asset management strategies to aid our hotel operators in improving performance and operating income of our hotel properties. We actively manage our net lease portfolio by engaging in early lease renewal discussions to maintain occupancy and grow rental income while simultaneously monitoring the credit of our tenants and identifying asset recycling opportunities. Our asset management teams also work closely with our operators to ensure our hotels and net lease properties are well maintained and that capital investments are well planned, prudent and executed efficiently in order to maximize the long term value of our properties.
Our external growth strategy is defined by our acquisition, disposition and financing policies as described below. Our investment, financing and disposition policies and business strategies are established by our Board of Trustees and may be changed by our Board of Trustees at any time without shareholder approval.
Hotel Portfolio
As of December 31, 2023, we owned 221 hotels with 37,777 rooms or suites located in 36 states, the District of Columbia, Ontario, Canada and San Juan, Puerto Rico. We believe the scale, geographic diversity, strategic locations and the variety of service levels of our hotels gives us a competitive advantage. Our hotel properties are typically located in urban or high density suburban locations in the vicinity of major demand generators such as urban centers, airports, medical or educational facilities, major tourist attractions or large suburban office parks.
The following table summarizes the brand affiliations, service level and chain scale of our hotels, as characterized by STR Inc., or STR, a data benchmark and analytics provider for the lodging industry, under which our hotels operate as of December 31, 2023 (dollars in thousands):

Brand	Manager	Service Level	Chain Scale (1)	Number of Hotels	Number of Rooms or Suites	Investment (2)
Royal Sonesta Hotels®	Sonesta	Full Service	Upper Upscale	17	5,663	$1,900,380
Sonesta Hotels & Resorts®	Sonesta	Full Service	Upscale	23	7,399	1,355,991
Sonesta ES Suites®	Sonesta	Extended Stay	Upper Midscale	60	7,643	1,125,254
Sonesta Select®	Sonesta	Select Service	Upscale	44	6,427	693,520
Sonesta Simply Suites®	Sonesta	Extended Stay	Midscale	51	6,464	592,399
Hyatt Place®	Hyatt	Select Service	Upscale	17	2,107	294,344
Radisson® Hotels & Resorts	Radisson	Full Service	Upscale	5	1,149	170,800
Crowne Plaza®	IHG	Full Service	Upscale	1	495	124,276
Country Inn & Suites® by Radisson	Radisson	Full Service	Upper Midscale	3	430	54,049
Total Hotels				221	37,777	$6,311,013
(1)Chain scales are defined by STR. Chain scale segments are grouped primarily according to average room rates.
(2)Represents the historical cost of our properties plus capital improvements funded by us less impairment write-downs, if any, and excludes capital improvements made from reserves established for the regular refurbishment of our hotels, or FF&E reserves, funded from hotel operations that do not result in increases in our owner’s priority returns or rents.

Net Lease Portfolio
As of December 31, 2023, we owned 752 service-focused retail net lease properties with an aggregate of 13,341,172 square feet. As of December 31, 2023, our net lease portfolio was occupied by 175 tenants with a weighted average (by annual minimum rent) lease term of 8.8 years, operating under 137 brands in 21 distinct industries. The portfolio is leased to tenants that include travel centers, quick service and casual dining restaurants, health and fitness centers, movie theaters, grocery stores, automotive parts and services and other businesses in service-focused and necessity-based industries across 42 states.
The following table summarizes the brand affiliation and industries under which our net lease properties operate as of December 31, 2023 (dollars in thousands):

	Brand	Industry	No. of Properties	Square Feet	Annualized Minimum Rent (1)	Investment (2)
1.	TravelCenters of America Inc.	Travel Centers	132	3,697,503	$173,402	$2,258,977
2.	Petro Stopping Centers	Travel Centers	44	1,367,802	80,598	1,015,156
3.	The Great Escape	Home Leisure	14	542,666	7,711	98,242
4.	Life Time Fitness	Health and Fitness	3	420,335	5,770	92,617
5.	Buehler's Fresh Foods	Grocery Stores	5	502,727	5,657	76,469
6.	Heartland Dental	Medical, Dental Office	59	234,274	4,699	61,120
7.	AMC Theatres	Movie Theaters	6	297,166	4,438	67,023
8.	Express Oil Change	Automotive Equipment and Services	23	83,825	3,717	49,724
9.	Norms	Restaurants - Casual Dining	10	63,490	3,693	53,673
10.	Pizza Hut	Restaurants - Quick Service	40	167,366	3,422	45,285
11.	Flying J Travel Plaza	Travel Centers	3	48,069	3,247	41,681
12.	America's Auto Auction	Automotive Dealers	6	72,338	3,216	38,314
13.	Fleet Farm	General Merchandise Stores	1	218,248	2,783	37,802
14.	Crème de la Crème	Educational Services	4	81,929	2,429	29,131
15.	Big Al's	Entertainment	2	111,912	2,336	35,214
16.	Martin's	Restaurants - Quick Service	16	81,909	2,252	31,144
17.	Mister Car Wash	Car Washes	5	41,456	2,214	28,658
18.	Burger King	Restaurants - Quick Service	20	94,949	2,034	32,953
19.	Popeye's	Restaurants - Quick Service	20	45,708	1,983	28,434
20.	Regal Cinemas	Movie Theaters	5	223,846	1,958	34,953
21.	Courthouse Athletic Club	Health and Fitness	4	193,659	1,906	39,688
22.	Arby's	Restaurants - Quick Service	19	57,868	1,744	29,234
23.	Hardee's	Restaurants - Quick Service	15	49,958	1,697	24,919
24.	Church's Chicken	Restaurants - Quick Service	32	43,399	1,693	26,326
25.	United Supermarkets	Grocery Stores	6	236,178	1,686	26,121
26.	Other (3)	Various	258	4,362,592	46,034	759,837
	Total		752	13,341,172	$372,319	$5,062,695
(1)Represents cash amounts and excludes adjustments, if any, necessary to record scheduled rent changes on a straight line basis or any expense reimbursement.
(2)Represents the historical cost of our properties plus capital improvements funded by us less impairment write-downs, if any.
(3)Consists of 112 distinct brands with an average investment of $2,945 per property.
For more information about our hotel agreements and net lease portfolio, see Note 4 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Principal Management Agreement or Lease Features
As of December 31, 2023, our 221 hotels were managed by subsidiaries of Sonesta, Hyatt Hotels Corporation, or Hyatt, Radisson Hospitality, Inc., or Radisson, and InterContinental Hotels Group, plc, or IHG. Our hotel operating agreements have initial terms expiring between 2026 and 2037. Each of these agreements is for between one and 195 of our hotels. The principal features of our hotel agreements are as follows:
•Owner’s Priority Returns. Our hotel management agreements have stated owner’s priority return amounts designed to provide us a return on investment greater than our cost of capital. The owner’s priority returns are generally subject to available cash flow and we are not assured we will receive them in full or at all. Owner’s priority returns under our Hyatt and Radisson hotel agreements are partially supported by limited guarantees.
•Long Terms. The weighted average term remaining for our hotel agreements (weighted by owner’s priority as of December 31, 2023) is 12.9 years, without giving effect to any renewal options our managers may have.
•Pooled Agreements. Most of our hotel properties are subject to portfolio agreements. Some agreements are subject to cross default provisions, such that a manager’s default under one of the agreements would trigger defaults of the other agreements in that portfolio.
•All or None Renewals. Generally, manager renewal options for each portfolio agreement of our hotel properties may only be exercised on an all or none basis and not for separate properties. Our agreement with Radisson for hotels that we may sell allows us to terminate the agreement with respect to individual properties as they are sold. See Note 4 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for more information on these agreements.
•Property Maintenance. Most of our hotel agreements require the deposit of 5% of annual gross hotel revenues into escrows to fund periodic renovations subject to available cash flow. We own the cash in these escrow accounts. If no escrowed cash is available, we are required to fund capital expenditures. Generally, as we fund capital expenditures, our owner’s priority return amount increases.
•Working Capital. We are required to maintain working capital for each hotel and to fund the cost of certain operating supplies (for example, linen, china, glassware, silverware and uniforms). We are also responsible for funding hotel operations if at any time the funds available from working capital are insufficient to meet the financial requirements of the hotels. Generally, the working capital accounts which would otherwise be maintained by the operators for each of such hotels are maintained on a pooled basis, with operators being authorized to make withdrawals from such pooled account as otherwise contemplated with respect to working capital in accordance with the provisions of the management agreements.
•Management Fees. Base fees are generally between 3% to 5% of gross revenues, as defined in our hotel management agreements, and are paid as operating expenses senior to our owner’s priority returns. Incentive management fees under our hotel management agreements are subordinate to payment of annual owner’s priority returns due to us. Our hotel managers have the ability to earn incentive management fees generally based on excess cash flows after payment of hotel operating expenses, payment of base management fees, funding of the required FF&E reserve, if any, payment of our owner’s priority returns, reimbursement of certain advances and in certain instances, replenishment of the guarantees. Generally, the incentive fee would be 20% of such excess cash flow and the remaining 80% would be retained by us.
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
In general, our 752 net lease properties are subject to “triple net” leases where the tenant is generally responsible for the payment of operating expenses and capital expenditures of the property during the lease term. Our tenants are responsible to pay us fixed annual rents on a monthly, quarterly or semi-annual basis. Our net lease tenants are responsible to maintain the properties including structural and non-structural components. Certain of our net lease properties also have future rent increases included in the leases either at a fixed amount or based on changes in the consumer price index, or CPI. Certain of our lease agreements also require payment of percentage rent to us based on increases in certain gross property revenues over threshold amounts. Certain of our net lease properties, including all our TravelCenters of America Inc., or TA, properties, include the right to repool properties, and include all or none renewal options.
TA is our largest tenant. As of December 31, 2023, we leased 176 travel centers to a subsidiary of TA under five master leases that expire in 2033. In connection with BP Products North America Inc.’s, or BP’s, acquisition of TA pursuant to a merger on May 15, 2023, or the TA Merger, BP Corporation North America Inc. has provided a limited guaranty of payments under each of these leases. As of December 31, 2023, we have invested approximately $2.3 billion in 132 TravelCenters of America branded properties with an aggregate of 3,697,503 square feet and approximately $1.0 billion in 44 Petro Stopping Centers branded properties with an aggregate of 1,367,802 square feet. See Note 4 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for more information on these leases.
Substantially all of our travel centers are full service sites located at or near an interstate highway exit and offer fuel and non-fuel products and services 24 hours per day, 365 days per year. Our typical travel center includes over 25 acres of land with parking for approximately 200 tractor trailers and approximately 100 cars. Our travel centers offer a broad range of products and services, including diesel fuel and gasoline, as well as nonfuel products and services such as truck repair and maintenance services, diesel exhaust fluid, one full service restaurant, one or more quick service restaurants, travel stores and various customer amenities.
Investment and Operating Policies
Our investment objectives include increasing cash flows from operations from dependable and diverse sources in order to increase per-share distributions to our shareholders. To achieve these objectives, we seek to maintain a strong capital base of shareholders’ equity; invest in high quality properties operated by qualified operating companies; use moderate debt leverage to fund additional investments which increase cash flows from operations; structure investments which generate a return in excess of our capital costs and provide an opportunity to participate in operating growth at our properties; when market conditions permit, refinance maturing debt with additional equity or long term debt; and pursue diversification so that our cash flows from operations come from diverse properties. Generally, we provide capital to owners and operators who wish to expand their businesses or divest their properties while continuing to operate their business. Our first investment in travel centers was structured differently than all our other investments. We acquired an operating travel centers business, reorganized the business to retain substantially all of the real estate and then distributed a tenant operating company to our shareholders. We may in the future make investments in this fashion or in a manner different from our other investments to further diversify our sources of rents and returns with the intention of improving the security of our cash flows.
Because we are a REIT, we generally may not operate our properties. We or our tenants have entered into arrangements for the operation of our properties. Under the United States Internal Revenue Code of 1986, as amended, or the IRC, we may lease our hotels to one of our “taxable REIT subsidiaries”, as defined in Section 856(l) of the IRC, or TRSs, if the hotel is managed by a third party. As of December 31, 2023, all of our hotels were leased to our TRSs and managed by third parties. Any income realized by a TRS in excess of the rent paid to us by the subsidiary is subject to income tax at customary corporate rates. As and if the financial performance of the hotels operated for the account of our TRSs improves, these taxes may become material.
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

•The availability of a qualified and reputable manager or tenant;
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
In determining the competitive position of a property, we examine the proximity and convenience of the property to its expected customer base, the number and characteristics of competitive properties within the property’s market area and the existence of barriers to entry for competitive properties within that market, including site availability and zoning restrictions. While we have historically focused on the acquisition of upscale limited service, extended stay and full service hotel properties, full service travel centers and necessity based retail net lease properties, we consider acquisitions in all segments of the hospitality, necessity based retail industries and other net leased properties. We expect most of our acquisition efforts will focus on hotel and net lease based properties; however, we may also consider acquiring other types of properties. An important part of our acquisition strategy is to identify and select or create qualified, experienced and financially stable operators.
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
Other Investments. We prefer wholly owned investments in fee interests. However, we may invest in leaseholds, joint ventures, mortgages and other real estate interests. We may invest or enter into real estate joint ventures if we conclude that we may benefit from the participation of co-venturers or that the opportunity to participate in the investment is contingent on the use of a joint venture structure. We may invest in participating, convertible or other types of mortgages if we conclude that we may benefit from the cash flows or appreciation in the value of the mortgaged property. Convertible mortgages are similar to equity participation because they permit lenders to either participate in increasing revenues from the property or convert some or all of that mortgage into equity ownership interests. At December 31, 2023, we owned no convertible mortgages or joint venture interests.
We have in the past considered, and may in the future consider, the possibility of entering into mergers or strategic combinations with other companies. Our principal goal of any such transactions will be to increase our cash flows from operations and to further diversify our revenue sources.
We own 34% of the outstanding common stock of Sonesta. We may in the future acquire additional shares of common stock of Sonesta or securities of other entities, including entities engaged in real estate activities, or we may sell these shares of common stock. We may invest in the securities of other entities for the purpose of exercising control or otherwise, make loans to other persons or entities, engage in the sale of investments, offer securities in exchange for property or repurchase our securities.
We may not achieve some or all of our investment objectives.
Disposition Policies. We generally consider ourselves to be a long term owner of properties and are more interested in the long term earnings potential of our properties than selling properties for short term gains. However, we may seek to strategically sell assets from time to time as part of managing our leverage, capital recycling, highest and best use analysis, or as part of long term financing of acquisitions. During 2023, we sold 18 hotels with 2,526 rooms for an aggregate sales price of $157.2 million and 13 net lease properties with an aggregate of 160,310 square feet for an aggregate sales price of $13.1 million. As of December 31, 2023, we had one hotel with a carrying value of $4.1 million and nine net lease properties with an aggregate carrying value of $6.4 million classified as held for sale. For more information on these disposition activities, see Note 3 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K. We currently make decisions to dispose of properties based on factors including, but not limited to, the following:
•The property’s current and expected future performance;
•The proposed or expected sale price;
•The age and capital required to maintain the property;
•The competition and demand generators near the property;
•Our intended use of the proceeds we may realize from the sale of a property;
•The strategic fit of the property with the rest of our portfolio and with our plans;
•The manager’s or tenant’s desire to operate or cease operation of the property;
•The remaining agreement term of the property, including the likelihood of a manager or tenant exercising any renewal options;
•The existence of alternative sources, uses or needs for our capital and our debt leverage; and
•The tax implications to us and our shareholders.
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
Although there are no limitations in our organizational documents on the amount of indebtedness we may incur, our debt agreements contain financial covenants which, among other things, restrict our ability to incur additional indebtedness and require us to maintain certain financial ratios. Our ability to incur additional debt is subject to meeting the required covenant levels and subject to the provisions of our debt agreements. For further information regarding our financing sources and activities, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Our Investment and Financing Liquidity and Capital Resources” included in Part II, Item 7 of this Annual Report on Form 10-K and Note 6 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Generally, we intend to manage our leverage in a way that may allow us to eventually regain “investment grade” ratings from nationally recognized statistical rating organizations; however, we cannot be sure that we will be able to regain our investment grade ratings.
Our Board of Trustees may change our financing policies at any time without a vote of, or notice to, our shareholders.
Other Information
Our Manager. The RMR Group Inc., or RMR Inc., is a holding company and substantially all of its business is conducted by its majority owned subsidiary, RMR. Adam D. Portnoy, the Chair of our Board of Trustees and one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR. John G. Murray, our other Managing Trustee and our former President and Chief Executive Officer, also serves as an officer and employee of RMR and is the chief executive officer of Sonesta. Our day to day operations are conducted by RMR. RMR originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and its telephone number is (617) 796-8390. RMR is an alternative asset management company that is focused on commercial real estate and related businesses. RMR or its subsidiaries also act as a manager to other publicly traded real estate companies, privately held real estate funds and real estate related operating businesses. As of February 22, 2024, the executive officers of RMR are: Adam D. Portnoy, president and chief executive officer; Christopher J. Bilotto, executive vice president; Jennifer B. Clark, executive vice president, general counsel and secretary; Matthew P. Jordan, executive vice president, chief financial officer and treasurer and John G. Murray, executive vice president. Our President and Chief Investment Officer, Todd W. Hargreaves, and our Chief Financial Officer and Treasurer, Brian E. Donley, are senior vice presidents of RMR. Mr. Donley also serves as an officer of another company to which RMR or its subsidiaries provide management services. Mr. Portnoy, Mr. Murray and Ms. Clark also serve on the board of directors of Sonesta.
Employees. We have no employees. Services which would otherwise be provided to us by employees are provided by RMR and by our Managing Trustees and officers. As of December 31, 2023, RMR has over 1,100 full time employees in its headquarters and regional offices located throughout the United States.
Competition. The hotel industry is highly competitive. Generally, our hotels are located in areas that include other hotels. Our hotels compete for customers based on brand affiliation, reputation, location, pricing, amenities and the ability to earn reward program points and other competitive factors. Increases in the number of hotels in a particular area could have a material adverse effect on the occupancy and daily room rates at our hotels located in that area. Agreements with the operators of our hotels sometimes restrict the right of each operator and its affiliates for periods of time to own, build, operate, franchise or manage other hotels of the same brand within various specified areas around our hotels. Under these agreements, neither the operators nor their affiliates are usually restricted from operating other brands of hotels in the market areas of any of our hotels, and after such period of time, the operators and their affiliates may also compete with our hotels by opening, managing or franchising additional hotels under the same brand name in direct competition with our hotels. As of December 31, 2023, 195 of our hotels are operated by Sonesta. Sonesta faces competition from larger, well known hotel companies. Competitive pressures from these companies and others could negatively impact Sonesta’s ability to pay our owner’s priority returns. Our hotels also face competition from alternative lodging options such as home sharing services, timeshares, vacation rentals or cruise ships in our markets.
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
Corporate Sustainability. Our manager, RMR, periodically publishes its Sustainability Report, which summarizes the environmental, social and governance, or ESG, initiatives employed by RMR and its client companies, including us. Sonesta also publishes a Sustainability Report summarizing its ESG initiatives. RMR’s Sustainability Report may be accessed on the RMR Inc. website at www.rmrgroup.com/corporate-sustainability/default.aspx. Sonesta’s Sustainability Report may be accessed on the Sonesta website at www.sonesta.com/esg-sonesta. The information on or accessible through RMR Inc.’s or Sonesta’s website is not incorporated by reference into this Annual Report on Form 10-K.
We believe corporate sustainability is a strategic part of our focus on operational practices, enhancing our competitive position, development and redevelopment efforts and economic performance. Our sustainability practices, which align with those of our manager, RMR — minimizing our impact on the environment, embracing the communities where we operate and attracting top professionals — are critical elements supporting our long-term success.
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
We recognize our responsibility to minimize the impact of our business on the environment and seek to preserve natural resources and maximize efficiencies in order to reduce the impact our properties have on the planet. Our environmental sustainability strategies and best practices help to mitigate our properties’ environmental footprint, optimize operational efficiency and enhance our competitiveness in the marketplace. Our sustainability and community engagement strategies, including those implemented by our hotel managers, focus on a complementary set of objectives, including the following:

•     Responsible Investment: We seek to invest capital in our properties that both improves environmental performance and enhances asset value. As part of our property acquisition due diligence and annual budgeting processes, RMR assesses, among other things, environmental sustainability opportunities and physical and policy driven climate related risks.
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
•     Investments in Human Capital. We have no employees. We rely on our managers, including RMR and Sonesta, to hire, train, and develop a workforce that meets the needs of our business, contributes positively to our society and helps reduce our impact on the natural environment.
•Corporate Citizenship. We seek to be a responsible corporate citizen and to strengthen the communities in which we own properties. Our managers regularly encourage their employees to engage in a variety of charitable and community programs, including participation in company-wide service days and charitable gift giving matching programs.
•Diversity and Inclusion. We value a diversity of backgrounds, experience and perspectives. Our Board of Trustees is comprised of 25% women and 25% members of under-represented communities. RMR is an equal opportunity employer, with all qualified applicants receiving consideration for employment without regard to race, color, religion, sex, sexual orientation, gender identity, national origin, disability or protected veteran status. Our hotel managers are committed to racial equity and fostering a culture of diversity and inclusion.
For more information regarding climate change and other environmental matters and their possible adverse impact on us, see “Risk Factors—Risks Related to Our Business—Ownership of real estate is subject to environmental risks and liabilities,” “Risk Factors—Risks Related to Our Business—We are subject to risks from adverse weather, natural disasters and adverse impacts from global climate change, and we incur significant costs and invest significant amounts with respect to these matters,” included in Part I, Item 1A of this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change” included in Part II, Item 7 of this Annual Report on Form 10-K.
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
Internet Website. Our internet website address is www.svcreit.com. Copies of our governance guidelines, our code of business conduct and ethics, or our Code of Conduct, and the charters of our audit, compensation and nominating and governance committees are posted on our website and also may be obtained free of charge by writing to our Secretary, Service Properties Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634. We also have a policy outlining procedures for handling concerns or complaints about accounting, internal accounting controls or auditing matters and a governance hotline accessible on our website that shareholders can use to report concerns or complaints about accounting, internal accounting controls or auditing matters or violations or possible violations of our Code of Conduct. We make available, free of charge, through the “Investors” section of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section

13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. Any material we file with or furnish to the SEC is also maintained on the SEC website, www.sec.gov. Security holders may send communications to our Board of Trustees or individual Trustees by writing to the party for whom the communication is intended at c/o Secretary, Service Properties Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634 or by email at secretary@svcreit.com. Our website address is included several times in this Annual Report on Form 10-K as a textual reference only. The information on or accessible through our website is not incorporated by reference into this Annual Report on Form 10-K or other documents we file with, or furnish to, the SEC. We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Those disclosures will be included on our website in the “Investors” section. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.
Segment Information. As of December 31, 2023, we had two operating segments, hotel investments and net lease investments. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K and our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
The sections of the IRC that govern the federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable IRC provisions, related rules and regulations, and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the U.S. Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot be sure that the IRS or a court will agree with all of the statements made in this summary. The IRS could, for example, take a different position from that described in this summary with respect to our acquisitions, operations, valuations, restructurings or other matters, which, if a court agreed, could result in significant tax liabilities for applicable parties. In addition, this summary is not exhaustive of all possible tax considerations and does not discuss any estate, gift, state, local or foreign tax considerations. For all these reasons, we urge you and any holder of or prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of February 22, 2024. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.
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
Our counsel, Sullivan & Worcester LLP, is of the opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 1995 through 2023 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel’s opinions are conditioned upon the assumption that our leases, our declaration of trust, and all other legal documents to which we have been or are a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us to our counsel as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a description or representation is inaccurate or incomplete, our counsel’s opinions may be adversely affected and may not be relied upon. The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, neither Sullivan & Worcester LLP nor we can be sure that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.
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
Subsidiary REITs. We may in the future form or acquire an entity that is intended to qualify for taxation as a REIT. When a subsidiary qualifies for taxation as a REIT separate and apart from its REIT parent, the subsidiary’s shares are qualifying real estate assets for purposes of the REIT parent’s 75% asset test described below. However, failure of the subsidiary to separately satisfy the various REIT qualification requirements described in this summary or that are otherwise applicable (and failure to qualify for the applicable relief provisions) would generally result in (a) the subsidiary being subject to regular U.S. corporate income tax, as described above, and (b) the REIT parent’s ownership in the subsidiary (i) ceasing to be qualifying real estate assets for purposes of the 75% asset test and (ii) becoming subject to the 5% asset test, the 10% vote test and the 10% value test, each as described below, generally applicable to a REIT’s ownership in corporations other than REITs and TRSs. In such a situation, the REIT parent’s own qualification and taxation as a REIT could be jeopardized on account of the subsidiary’s failure cascading up to the REIT parent, all as described below under the heading “—Asset Tests”. We expect to make protective TRS elections with respect to any subsidiary REIT that we form or acquire and may implement other protective arrangements intended to avoid a cascading REIT failure if any of our intended subsidiary REITs were not to qualify for taxation as a REIT, but we cannot be sure that such protective elections or other arrangements will be effective to avoid or mitigate the resulting adverse consequences to us.
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
•Rents generally do not qualify if the REIT owns 10% or more by vote or value of stock of the tenant (or 10% or more of the interests in the assets or net profits of the tenant, if the tenant is not a corporation), whether directly or after application of attribution rules. We generally do not intend to lease property to any party if rents from that property would not qualify as “rents from real property,” but application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control. In this regard, prior to the TA Merger, we owned close to, but less than, 10% of the outstanding common shares of TA. Our declaration of trust and bylaws generally disallow transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our qualification for taxation as a REIT under the IRC. Nevertheless, we cannot be sure that these restrictions will be effective to prevent our qualification for taxation as a REIT from being jeopardized under the 10% affiliated tenant rule. Furthermore, we cannot be sure that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of our shares attributed to them under the IRC’s attribution rules.
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
Our Relationship with TA. Prior to the TA Merger, we owned a significant percentage (but less than 10%) of the outstanding common shares of TA. Commencing with our 2007 taxable year and continuing through to the present, we expect that the rental income we have received and will receive from TA and its subsidiaries has constituted and will continue to constitute “rents from real property” under Section 856(d) of the IRC, and therefore qualifying income under the 75% and 95% gross income tests described above.
Our Relationship with Sonesta. As of December 31, 2023, we owned (directly and indirectly through one of our TRSs) 34% of the outstanding common shares of Sonesta. We have not elected to treat Sonesta as a TRS, and it is not otherwise an automatic TRS because no TRS of ours owns more than 35% of Sonesta. This structure for our Sonesta ownership permits our continued engagement of a corporate subsidiary of Sonesta to manage qualified lodging facilities leased to our TRSs, as described below in greater detail.
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
Earnings and Profits. Following a corporate acquisition, we must generally distribute all of the C corporation earnings and profits inherited in that transaction, if any, no later than the end of our taxable year in which the transaction occurs, in order to preserve our qualification for taxation as a REIT. However, if we fail to do so, relief provisions would allow us to maintain our qualification for taxation as a REIT, provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution. C corporation earnings and profits that we inherit are, in general, specially allocated under a priority rule to the earliest possible distributions following the event causing the inheritance, and only then is the balance of our earnings and profits for the taxable year allocated among our distributions to the extent not already treated as a distribution of C corporation earnings and profits under the priority rule. The distribution of these C corporation earnings and profits is potentially eligible for taxation to noncorporate U.S. shareholders at the preferential tax rates for “qualified dividends” as described below under the heading “—Taxation of Taxable U.S. Shareholders”.
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

Item 1A. Risk Factors
Summary of Risk Factors
Our business is subject to a number of risks and uncertainties. The following is a summary of the principal risk factors described in this section:
•unfavorable market and commercial real estate industry conditions due to, among other things, high interest rates, prolonged high inflation, labor market challenges, supply chain disruptions, volatility in the public equity and debt markets and in the commercial real estate markets, generally, pandemics, geopolitical instability and tensions, economic downturns or a possible recession and other conditions beyond our control, may have a material adverse effect on our and our hotel managers’ and other operators’ and tenants’ results of operations and financial conditions and they may be unable to satisfy their obligations to us;
•we have a substantial amount of debt and we are subject to risks related to our debt, including our ability to refinance maturing debt and the cost of any such refinanced debt and our ability to maintain or reduce our debt leverage levels, covenants and conditions contained in our debt agreements which may restrict our operations by increasing our interest expense and limiting our ability to make investments in our properties, sell properties securing our debt and pay distributions to our shareholders, potential downgrades to our credit ratings and other limitations on our ability to access capital at reasonable costs or at all;
•we have a high concentration of properties that are operated by Sonesta and TA, and their failure to profitably operate our properties or perform their obligations under their agreements with us, could adversely impact our results of operations, and we could experience significant disruption to our operations if we were required to replace either Sonesta or TA;
•we and our managers and tenants face significant competition;
•we may be unable to renew our leases or lease our properties to new tenants when they expire without decreasing rents or incurring significant costs or at all;
•our potential future sales or acquisitions may not be successful or may not be executed on the terms or within the timing we expect as a result of competition, ongoing market and economic conditions, including capital market disruptions, high interest rates, prolonged high inflation, or otherwise;
•we are subject to risks related to our qualification for taxation as a REIT, including REIT distribution requirements;
•ownership of real estate is subject to environmental risks and liabilities, as well as risks from adverse weather, natural disasters and adverse impacts from global climate change;
•insurance may not adequately cover our losses, and insurance costs may continue to increase;
•we are subject to risks related to our dependence upon RMR to implement our business strategies and manage our day to day operations;
•we are subject to risks related to the security of RMR’s or our hotel managers’ information technology;
•our management structure and agreements with RMR and our relationships with our related parties, including our Managing Trustees, RMR and Sonesta and others affiliated with them, may create conflicts of interest;
•sustainability initiatives, requirements and market expectations may impose additional costs and expose us to new risks;
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

The risks described below may not be the only risks we face, but are risks we believe may be material at this time. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described below occurs, our business, financial condition, liquidity, results of operations or ability to pay distributions to our shareholders could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described below and the information contained under the caption “Warning Concerning Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K before deciding whether to invest in our securities. We may update these risk factors in our future periodic reports.
Risks Related to Our Business
Unfavorable market and industry conditions may have a material adverse effect on our results of operations, financial condition and ability to pay distributions to our shareholders.
Our business and operations may be adversely affected by market and economic volatility experienced by the U.S. and global economies, the commercial real estate industry and/or the local economies in the markets in which our properties are located. Unfavorable economic and industry conditions may be due to, among other things, high interest rates, prolonged high inflation, labor market challenges, supply chain disruptions, volatility in the public equity and debt markets, pandemics, geopolitical instability and tensions, economic downturns or a possible recession and other conditions beyond our control. As economic conditions in the United States may affect business and leisure travel, hotel occupancy, trucking volume and demand for diesel fuel, gasoline, real estate values, occupancy levels and returns and rents, current and future economic conditions in the United States, including slower growth or a possible recession and capital market volatility or disruptions, could have a material adverse impact on our earnings and financial condition. Economic conditions may be affected by numerous factors, including, but not limited to, the pace of economic growth and/or recessionary concerns, inflation, increases in the levels of unemployment, energy prices, uncertainty about government fiscal and tax policy, geopolitical events, the regulatory environment, the availability of credit and interest rates. Current conditions may negatively impact our ability to pay distributions to our shareholders and these or other conditions may have similar impacts in the future and on our results of operations and financial condition.
Our and our managers’ and other operators’ and tenants’ businesses may not return to historical levels, and they may be unable to satisfy their obligations to us.
As a result of market practices that arose or increased in recent years and the impacts they have had on travel and the broader economy throughout the United States, our hotels experienced significant declines in operating performance which have had a significant negative effect on our operating results and cash flow. Consumer confidence, customer demand, corporate travel and lodging demand have been and will continue to be affected by economic and market conditions, unemployment levels, perceptions of the safety of travel, the continued use of video conferencing technologies rather than in person meetings and broader macroeconomic trends and conditions. These trends, together with increasing labor costs and shortages, high interest rates, tax rates, commodity and other price inflation and supply chain challenges, may continue to negatively impact our hotel operations, the operations of our tenants and our financial results and may have an impact on the results of operations and financial condition of our tenants and result in their defaulting their obligations under our leases, including failing to pay the rent due to us. Such adverse economic conditions may also reduce overall demand for leased space, which could adversely affect our ability to maintain our current tenants or attract new tenants. At any given time, our tenants may experience a downturn in their business that may weaken the operating results and financial condition of individual properties or of their business as whole. As a result, a tenant may delay lease commencement, decline to extend a lease upon its expiration, fail to make rental payments when due, become insolvent or declare bankruptcy. We depend on our tenants to operate the properties we lease to them in a manner that generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage and pay real estate taxes and maintain the properties. Our tenants’ failure to successfully operate their businesses could materially and adversely affect us.
If our hotel managers fail to operate our hotels profitably, we may need to fund operating losses for those hotels or make capital contributions to Sonesta.
The owner’s priority returns we receive from our managed hotels are dependent upon the financial results of those hotels’ operations. Decrease demand from pandemics, public health safety concerns or otherwise may result in our managed hotels experiencing operating losses that we will need to fund. Further, we own 34% of Sonesta. If Sonesta experiences losses, or requires additional capital, Sonesta may request we fund our share through the contribution of additional capital. For more information about our agreements with Sonesta, see Notes 4, 5, and 9 to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K.

We have a substantial amount of debt and are subject to risks related to our debt, including our ability to refinance maturing debt and the cost of any such refinanced debt.
As of December 31, 2023, our consolidated debt was $5.6 billion.
We are subject to numerous risks associated with our debt, including our ability to refinance maturing debt and the cost of any refinancing, the risk that our cash flows could be insufficient for us to make required payments and risks associated with interest rates remaining high for an extended period of time. There are no limits in our organizational documents on the amount of debt we may incur, and, subject to any limitations in our debt agreements, we may incur additional debt. Our debt may increase our vulnerability to adverse market and economic conditions, limit our flexibility in planning for changes in our business and place us at a disadvantage in relation to competitors that have lower debt levels. Our debt could increase our costs of capital, limit our ability to incur additional debt in the future, and increase our exposure to floating interest rates or expose us to potential events of default (if not cured or waived) under covenants contained in debt instruments that could have a material adverse effect on our business, financial condition and operating results. High interest rates have significantly increased our borrowing costs. Although we have an option to extend the maturity date of certain of our debt upon payment of a fee and meeting other conditions, the applicable conditions may not be met, and we may be required to repay or refinance our existing debt with new debt on less favorable terms. Excessive or expensive debt could reduce the available cash flow to fund, or limit our ability to obtain financing for, working capital, lease obligations, capital expenditures, refinancing, acquisitions, development or redevelopment projects or other purposes and hinder our ability to pay distributions to our shareholders.
If we default under any of our debt obligations, we may be in default under other debt agreements of ours that have cross default provisions, including our credit agreement and our senior unsecured notes indentures and their supplements. In such case, our lenders or noteholders may demand immediate payment of any outstanding debt and could seek payment from the subsidiary guarantors under our credit agreement, seek to sell any pledged equity interests of certain subsidiaries or the mortgaged properties owned by certain pledged subsidiaries, or we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.
We may fail to comply with the terms of our debt agreements, which could adversely affect our business and prohibit us from paying distributions to our shareholders.
Our debt agreements include various conditions, covenants and events of default. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including for reasons beyond our control. Complying with these covenants may limit our ability to take actions that may be beneficial to us and our security holders.
Our credit agreement and our senior unsecured notes indentures and their supplements require us to comply with certain financial and other covenants. Our ability to comply with those covenants will depend upon the net rental income and hotel operating returns we receive from our properties, or in the case of our credit agreement, the value of properties securing the revolving credit facility. If our rents or returns decline, or the values of our properties decline, we may be unable to borrow under our revolving credit facility. If we are unable to borrow under our revolving credit facility, we may be unable to meet our obligations or grow our business by acquiring additional properties or otherwise. If we default under our credit agreement, our lenders may demand immediate payment and could seek payment from the subsidiary guarantors under our credit agreement, seek to sell any pledged equity interests of certain subsidiaries or the mortgaged properties owned by such pledged subsidiaries, or may elect not to fund future borrowings. During the continuance of any event of default under our credit agreement, we may be limited or, in some cases, prohibited from paying distributions to our shareholders. Any default under our credit agreement that results in acceleration of our obligations to repay outstanding debt or in our no longer being permitted to borrow under our revolving credit facility would likely have serious adverse consequences to us and would likely cause the value of our securities to decline.
In the future, we may obtain additional debt financing, and the covenants and conditions applicable to that debt may be more restrictive than the covenants and conditions that are contained in our existing debt agreements.
Secured debt exposes us to the possibility of foreclosure, which could result in the loss of our investment in certain of our subsidiaries or in a property or group of properties or other assets that secure that debt.
We have a substantial amount of debt that is secured by properties that we own or by a pledge of the equity interests of certain of our subsidiaries. Secured debt, including mortgage and asset backed debt, increases our risk of asset and property losses because defaults on debt secured by our assets may result in foreclosure actions initiated by lenders and ultimately our loss of the property or other assets securing any loans if we are in default under such loans. Any foreclosure on a mortgaged property or group of properties could have a material adverse effect on the overall value of our portfolio of properties and more generally on us. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could materially and adversely affect us.
High interest rates have significantly increased our interest expense and may otherwise materially and negatively affect us.
In response to significant and prolonged increases in inflation, the U.S. Federal Reserve has raised interest rates multiple times since the beginning of 2022, which has significantly increased our interest expense. Although the U.S. Federal Reserve has indicated that it may lower interest rates in 2024, we cannot be sure that it will do so, and interest rates may remain at the current high levels or continue to increase. High interest rates may materially and negatively affect us in several ways, including:
•one of the factors that investors typically consider important in deciding whether to buy or sell our common shares is the distribution rate on our common shares relative to prevailing interest rates. If interest rates remain at elevated levels, investors may expect a higher distribution rate than we are able to pay, which may increase our cost of capital, or they may sell our common shares and seek alternative investments with higher distribution rates. Sales of our common shares may cause a decline in the market price of our common shares;
•amounts outstanding under our revolving credit facility require interest to be paid at floating interest rates. High interest rates have significantly increased our borrowing costs, which adversely affects our cost of refinancing our debts when they become due, our cash flows, our ability to pay principal and interest on our debt and our ability to pay distributions to our shareholders. Additionally, if we choose to hedge our interest rate risk, we cannot be sure that the hedge will be effective or that our hedging counterparty will meet its obligations to us;
•we have a substantial amount of fixed rate debt maturing over the next few years. Our ability to refinance this debt and the cost of any such refinancing will be subject to market conditions, our financial condition and operating performance and our credit ratings; and
•property values are often determined, in part, based upon a capitalization of rental income formula. When interest rates are high, such as they are currently, real estate transaction volumes slow due to increased borrowing costs and property investors often demand higher capitalization rates, which causes property values to decline. High interest rates could therefore lower the value of our properties and cause the value of our securities to decline.
We have a high concentration of properties that are operated by Sonesta or TA.
As of December 31, 2023, Sonesta operated 195 of our 221 hotels, which constituted 49.8% of our historical real estate investments, and we leased 176 travel centers to TA, which constituted approximately 28.8% of our total historical real estate investments. If either Sonesta or TA were to fail to successfully operate our properties or meet their obligations under our agreements, our income from these properties may be adversely affected. Further, if we were required to replace Sonesta or TA, we could experience significant disruptions in operations at the applicable properties, which could reduce our income and cash flows from, and the value of, those properties.
We have no guarantee or security deposit under our agreements with Sonesta and our results from properties operated by Sonesta are subject to the performance of Sonesta, seasonal trends and the general conditions of the lodging industry.
TA’s parent company has provided us a limited guarantee of our leases. If the guarantor of our leases does not earn sufficient income from their businesses, it may not have sufficient resources independent of these leaseholds to pay their guarantee obligations to us.
Inherent risks in the hotel industry could impact Sonesta and our other managers and affect our business.
Approximately 55.5% of our historical real estate investments as of December 31, 2023, are in our hotel properties. Our hotels are subject to operating risks common to the hotel industry, many of which are beyond our control and may impact Sonesta and our other managers, including risks associated with:
•competition from other hotels in our markets, or an oversupply of hotels in our markets;
•increased operating costs, including wages, benefits, insurance and utilities, due to prolonged high inflation, increased minimum wages and other factors, which may not be offset in the future by increased room rates;

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
•dependence on demand from business and leisure travelers, which may fluctuate and be seasonal and could experience prolonged declines as a result of economic downturns or recessions or otherwise and possible long term changes in business and consumer practices;
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
For these reasons, among others, Sonesta may be unable to pay amounts due to us under the terms of our management agreements with Sonesta. For more information about our management agreements with Sonesta, see Notes 4, 5 and 9 to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K.
We may be unable to fund capital improvements at our properties and our investments may cost more and take longer to complete than expected.
Some of our management agreements and lease arrangements require us to fund capital improvements at certain of our properties. Hotels in particular require us to expend significant amounts to maintain them and to meet brand standards. We may not have the funds necessary to make necessary or desired improvements to our properties and such investments, if made, may not be sufficient to maintain or improve the financial results of our properties. Certain of our management agreements and lease arrangements require us to maintain the applicable properties in a certain required condition. If we fail to maintain these properties in the required condition, the operator may terminate the applicable management or lease agreement and hold us liable for damages. Planned capital investments could cost more and take longer to complete than expected as a result of labor costs and shortages and commodity and other price inflation due to supply chain challenges, among other things.
We may be unable to grow our business by acquiring additional properties, and we might encounter unanticipated difficulties and expenditures relating to our acquired properties.
Our business plan includes the acquisition of additional properties. Our ability to make profitable acquisitions is subject to risks, including, but not limited to, risks associated with:
•the extent of our debt leverage;
•the availability, terms and cost of debt and equity capital;
•competition from other investors; and
•contingencies in our acquisition agreements.
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
To maintain our qualification for taxation as a REIT under the IRC, we are required to satisfy distribution requirements imposed by the IRC. See “Material United States Federal Income Tax Considerations—REIT Qualification Requirements—Annual Distribution Requirements.” included in Part I, Item 1 of this Annual Report on Form 10-K. Accordingly, we may not be able to retain sufficient cash to fund our operations, repay our debts, invest in our properties or fund our acquisitions or development, redevelopment or repositioning efforts. Our business strategies therefore depend, in part, upon our ability to raise additional capital at reasonable costs. We may also be unable to raise capital at reasonable costs or at all because of reasons related to our business, market perceptions of our prospects, the terms of our debt, the extent of our leverage or for reasons beyond our control, such as capital market volatility, high interest rates and other market conditions. Because the earnings we are permitted to retain are limited by the rules governing REIT qualification and taxation, if we are unable to raise reasonably priced capital, we may not be able to carry out our business plan.
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
Our results of operations depend, in part, on our ability to lease our retail properties by renewing or re-leasing expiring leases and leasing vacant space and optimizing our tenant mix. As of December 31, 2023, leases representing approximately 2.1% of our annualized minimum net lease rents will expire during 2024. As of December 31, 2023, 3.7% of the leasable square footage of our net lease properties was vacant. Current tenants may decline, or may not have the financial resources available, to renew current leases and we cannot guarantee that leases that are renewed will have terms that are as economically favorable to us as the expiring lease terms. If tenants do not renew their leases as they expire, or renew for less space, we will have to find new tenants to lease our properties and there is no guarantee that we will be able to find new tenants or that our properties will be re-leased at rental rates equal to or above the current average rental rates or that substantial rent abatements, tenant improvement allowances, early termination rights, below-market renewal options or other lease incentive payments will not be offered to attract new tenants. Unfavorable market and industry conditions, including high interest rates, prolonged high inflation, labor market challenges, supply chain challenges and economic downturns or a possible recession, may increase these risks. We may experience significant costs in connection with renewing, leasing or re-leasing our properties, which could materially and adversely affect us.
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
We may not succeed in selling properties we identify for sale and any proceeds we may receive from sales we do complete may be less than expected, and we may incur losses with respect to any such sales.
We plan to selectively sell certain properties from time to time to reduce our leverage, fund capital expenditures and future acquisitions and strategically update, rebalance and reposition our investment portfolio. Our ability to sell properties and the prices we may receive in any such sales, may be affected by various factors. In particular, these factors could arise from, among other things:
•weaknesses in or a lack of established markets for the properties we may identify for sale;
•the availability of financing to potential purchasers on reasonable terms;
•changes in the financial condition of prospective purchasers for, and the tenants of, the properties;

•the terms of leases with tenants at certain of the properties;
•the characteristics, quality and prospects of the properties;
•the number of prospective purchasers;
•the number of competing properties in the market;
•unfavorable local, national or international economic conditions, such as high interest rates, labor market challenges, prolonged high inflation, supply chain challenges and economic downturns or a possible recession; and
•changes in laws, regulations or fiscal policies of jurisdictions in which the properties are located.
For example, current market conditions have caused, and may continue to cause, increased capitalization rates which, together with high interest rates, have resulted in reduced commercial real estate transaction volume, and such conditions may continue or worsen. We may not succeed in selling properties and any sales may be delayed or may not occur or, if sales do occur, the terms may not meet our expectations and we may incur losses in connection with any sales. In addition, we may elect to forego or abandon property sales. If we are unable to realize proceeds from the sale of assets sufficient to allow us to reduce our leverage to a level we believe appropriate or which ratings agencies and possible financing sources believe appropriate, we may be unable to fund capital investments or future acquisitions to grow our business. In addition, we may elect to change or abandon our strategy and forego or abandon property or other asset sales.
Bankruptcy law may adversely impact us.
The occurrence of a tenant bankruptcy could reduce the rent we receive from that tenant, and the current economic conditions, such as high interest rates, prolonged high inflation, labor market challenges, supply chain disruptions and economic downturns or a possible recession, may increase the risk of our tenants or hotel managers filing for bankruptcy. If a tenant files for bankruptcy, federal law may prohibit us from evicting that tenant based solely upon its bankruptcy, and a bankrupt tenant may be authorized to reject and terminate its lease with us. Any claims against a bankrupt tenant for unpaid future rent would be subject to statutory limitations that may be substantially less than the contractually specified rent we are owed under the lease, and any claim we have for unpaid past rent may not be paid in full. If any of our tenants or hotel managers files for bankruptcy, we may experience delays in enforcing our rights, we may be limited in our ability to replace the tenant or hotel manager and we may incur substantial costs in protecting our investment and re-leasing or finding a replacement tenant or hotel manager.
Insurance may not adequately cover our losses, and insurance costs may continue to increase.
We or our operators are generally responsible for the costs of insurance coverage for our properties and the operations conducted on them, including for casualty, liability, malpractice, fire, extended coverage and rental or business interruption loss insurance. In the future, we may acquire properties for which we are responsible for the costs of insurance. In the past few years, the costs of insurance have increased significantly, and these increased costs have had an adverse effect on us and our operators. Increased insurance costs may adversely affect our operators’ abilities to operate our properties profitably and provide us with desirable returns and our operators’ abilities to pay us rent or result in downward pressure on rents we can charge under new or renewed leases. Losses of a catastrophic nature, such as those caused by hurricanes, flooding, volcanic eruptions and earthquakes or losses as a result of outbreaks of pandemics or acts of terrorism, may be covered by insurance policies with limitations such as large deductibles or co-payments that we or an operator may not be able to pay. Insurance proceeds may not be adequate to restore an affected property to its condition prior to a loss or to compensate us for our losses, including lost revenues or other costs. Certain losses, such as losses we may incur as a result of known or unknown environmental conditions, are not covered by our insurance. Market conditions or our loss history may limit the scope of insurance or coverage available to us on economic terms. If we determine that an uninsured loss or a loss in excess of insured limits occurs and if we are not able to recover amounts from our operators for certain losses, we may have to incur uninsured costs to mitigate such losses or lose all or a portion of the capital invested in a property, as well as the anticipated future revenue from the property.
We are subject to risks from adverse weather, natural disasters and adverse impacts from global climate change, and we incur significant costs and invest significant amounts with respect to these matters.
We are subject to risks and could be exposed to additional costs from adverse weather, natural disasters and adverse impacts from global climate change. For example, our properties could be severely damaged or destroyed from either singular extreme weather events (such as floods, storms and wildfires) or through long term impacts of climatic conditions (such as precipitation frequency, weather instability and rise of sea levels). Such events could also adversely impact us or the tenants of our properties if we or they are unable to operate our or their businesses due to damage resulting from such events. Insurance may not adequately cover all losses sustained by us or the tenants of our properties. If we fail to adequately prepare for such events, our revenues, results of operations and financial condition may be impacted. In addition, we may incur significant costs in preparing for possible future climate change or in response to our tenants’ requests for such investments and we may not realize desirable returns on those investments.
RMR and our hotel managers rely on information technology and systems in providing services to us, and any material failure, inadequacy, interruption or security breach of that technology or those systems could materially harm us.
RMR and our hotel managers rely on information technology and systems, including the Internet and cloud-based infrastructures and services, commercially available software and their respective internally developed applications, to process, transmit, store and safeguard information and to manage or support a variety of their business processes (including managing our building systems), including financial transactions and maintenance of records, which may include personal identifying information of employees, guests, tenants and guarantors and lease data. If we or our third party vendors experience material security or other failures, inadequacies or interruptions in our or their information technology systems, we could incur material costs and losses and our operations could be disrupted. RMR and our hotel managers take various actions, and incur significant costs, to maintain and protect the operation and security of information technology and systems, including the data maintained in those systems. However, these measures may not prevent the systems’ improper functioning or a compromise in security such as in the event of a cyberattack or the improper disclosure of personally identifiable information.
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
Sustainability initiatives, requirements and market expectations may impose additional costs and expose us to new risks.
There continues to be increased focus from regulators, investors, tenants and other stakeholders concerning corporate sustainability. The SEC is considering climate change related regulations and certain states have enacted climate focused disclosure laws and we may incur significant costs in compliance with such rules. Some investors may use ESG factors to guide their investment strategies and, in some cases, may choose not to invest in us, or otherwise do business with us, if they believe our or RMR’s policies relating to corporate sustainability are inadequate. Third party providers of corporate sustainability ratings and reports on companies have increased in number, resulting in varied and, in some cases, inconsistent standards. In addition, the criteria by which companies’ corporate sustainability practices are assessed are evolving, which could result in greater expectations of us and RMR and cause us and RMR to undertake costly initiatives to satisfy such new criteria. Alternatively, if we or RMR elect not to or are unable to satisfy such new criteria or do not meet the criteria of a specific third party provider, some investors may conclude that our or RMR’s policies with respect to corporate sustainability are inadequate. Pursuant to RMR’s zero emissions goal, RMR has pledged to reduce its Scope 1 and 2 emissions to net zero by 2050 with a 50% reduction commitment by 2030 from a 2019 baseline. We and RMR may face reputational damage in the event that our or their corporate sustainability procedures or standards do not meet the goals that we or RMR have set or the standards set by various constituencies. If we and RMR fail to comply with ESG related regulations and to satisfy the expectations of investors and our tenants and other stakeholders or our or RMR’s announced goals and other initiatives are not executed as planned, our and RMR’s reputation could be adversely affected, and our revenues, results of operations and ability to grow our business may be negatively impacted. In addition, we may incur significant costs in attempting to comply with regulatory requirements, ESG policies or third party expectations or demands.
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
Risks Related to Our Relationships with RMR and Sonesta
We are dependent upon RMR to manage our business and implement our growth strategy.
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
RMR is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR. RMR or its subsidiaries also act as the manager to certain other Nasdaq listed companies and private companies, and Mr. Portnoy serves as a managing trustee, director or trustee, as applicable, of those companies, and as chair of the board of trustees of those Nasdaq listed companies.
John Murray, our other Managing Trustee, Todd Hargreaves, our President and Chief Investment Officer, and Brian Donley, our Chief Financial Officer and Treasurer, are also officers and employees of RMR. Mr. Murray is also a director and the president and chief executive officer of Sonesta, and Mr. Donley is also the chief financial officer and treasurer of Office Properties Income Trust, or OPI, another REIT managed by RMR. Messrs. Portnoy, Murray, Hargreaves and Donley have duties to RMR, Mr. Murray has duties to Sonesta and Mr. Donley has duties to OPI, as well as to us, and we do not have their undivided attention. They and other RMR personnel may have conflicts in allocating their time and resources between us and RMR and other companies to which RMR or its subsidiaries provide services. Some of our Independent Trustees also serve as independent trustees of other public companies to which RMR or its subsidiaries provide management services.
In addition, we may in the future enter into additional transactions with RMR, its affiliates or entities managed by it or its subsidiaries. In addition to his investments in RMR Inc. and RMR, Mr. Portnoy holds equity investments in other companies to which RMR or its subsidiaries provide management services and some of these companies have significant cross ownership interests, including, for example: as of December 31, 2023, Mr. Portnoy beneficially owned, in aggregate, 1.1% of our outstanding common shares and Mr. Portnoy is the controlling shareholder of Sonesta, and we own 34% of Sonesta’s outstanding common stock. Our executive officers also own equity investments in other companies to which RMR or its subsidiaries provide management services. These multiple responsibilities, relationships and cross ownerships may give rise to conflicts of interest or the perception of such conflicts of interest with respect to matters involving us, RMR Inc., RMR, our Managing Trustees, the other companies to which RMR or its subsidiaries provide management services and their related parties. Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.
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
As a result of our relationships with RMR and its current and former controlling shareholder(s), our management agreements with RMR were not negotiated on an arm’s length basis between unrelated parties, and therefore, while such agreements were negotiated with the use of a special committee and disinterested Trustees, the terms, including the fees payable to RMR, may be different from those negotiated on an arm’s length basis between unrelated parties. Our property management fees are calculated based on rents we receive and we also pay RMR construction supervision fees for construction at our properties overseen and managed by RMR, and our base business management fee is calculated based upon the lower of the historical costs of our real estate investments and our market capitalization. We pay RMR substantial base management fees regardless of our financial results. These fee arrangements could incentivize RMR to pursue acquisitions, capital transactions, tenancies and construction projects or to avoid disposing of our assets in order to increase or maintain its management fees and might reduce RMR’s incentive to devote its time and effort to seeking investments that provide attractive returns for us. If we do not effectively manage our investment, disposition and capital transactions and leasing, construction and other property management activities, we may pay increased management fees without proportional benefits to us. In addition, we are obligated under our management agreements to reimburse RMR for employment and related expenses of RMR’s employees assigned to work exclusively or partly at our properties, our share of the wages, benefits and other related costs of RMR’s centralized accounting personnel, our share of RMR’s costs for providing our internal audit function and as otherwise agreed. We are also required to pay for third party costs incurred with respect to us. Our obligation to reimburse RMR for certain of its costs and to pay third party costs may reduce RMR’s incentive to efficiently manage those costs, which may increase our costs.
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
Our business dealings with Sonesta comprise a significant part of our lodging portfolio and they may create conflicts of interest or the perception of such conflicts of interest.
Sonesta managed 195 of our hotels as of December 31, 2023. Sonesta is controlled by Adam Portnoy. Mr. Portnoy, Mr. Murray and Jennifer Clark, our Secretary, are directors of Sonesta, and Mr. Murray is also Sonesta’s president and chief executive officer. Other officers and employees of Sonesta are former employees of RMR. We own 34% of Sonesta’s outstanding common stock.
The historical and continuing relationships which we, RMR and Mr. Portnoy have with Sonesta could create, or appear to create, conflicts of interest with respect to matters involving us, the other companies to which RMR or its subsidiaries provide management services and their related parties. As a result of these relationships, our agreements with Sonesta were not negotiated on an arm’s length basis between unrelated parties, and therefore, while such agreements were negotiated with the use of a special committee and disinterested Trustees, their terms may be different from those negotiated on an arm’s length basis between unrelated parties. Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.
We may not realize the benefits we expect from our investment in Sonesta.
We own 34% of Sonesta’s outstanding common stock. Risks that we have identified elsewhere in this Risk Factors section, particularly those relating to the hotel industry, are applicable to our ownership of Sonesta common stock. In addition, Sonesta is a private company that is controlled by Adam Portnoy, one of our Managing Trustees. We have a minority ownership interest in Sonesta, and are therefore limited in our ability to direct or influence Sonesta’s corporate level decisions or to affect changes in Sonesta’s business, strategies, operations and management. In addition, Sonesta’s common stock is not publicly traded and our ability to sell our Sonesta shares is limited. Further, any attempt we may make to sell our Sonesta common stock may be unsuccessful and any price that we may be able to realize for our Sonesta common stock may be at a discount due to the minority ownership interest the stock represents and the absence of a trading market for Sonesta’s common stock. As a result of the foregoing, and for other possible reasons, we may not realize any of the benefits we currently expect from our ownership of Sonesta common stock, we may be prevented from selling our Sonesta common stock and we could incur losses from our ownership of Sonesta common stock, including our proportion of any operating or other losses that Sonesta may incur.
We are party to transactions with related parties that may increase the risk of allegations of conflicts of interest.
We are party to transactions with related parties, including with entities controlled by Adam Portnoy or to which RMR or its subsidiaries provide management services. Our agreements with related parties or in respect of transactions among related parties may not be on terms as favorable to us as they would have been if they had been negotiated among unrelated parties. Our shareholders or the shareholders of RMR Inc. or other related parties may challenge any such related party transactions. If any challenges to related party transactions were to be successful, we might not realize the benefits expected from the transactions being challenged. Moreover, any such challenge could result in substantial costs and a diversion of our management’s attention, could have a material adverse effect on our reputation, business and growth and could adversely affect our ability to realize the benefits expected from the transactions, whether or not the allegations have merit or are substantiated.
We may be at an increased risk for dissident shareholder activities due to perceived conflicts of interest arising from our management structure and relationships.
Companies with business dealings with related persons and entities may more often be the target of dissident shareholder trustee nominations, dissident shareholder proposals and shareholder litigation alleging conflicts of interest in their business dealings. The various relationships noted above may precipitate such activities. Certain proxy advisory firms which have significant influence over the voting by shareholders of public companies have, in the past, recommended, and in the future may recommend, that shareholders vote against the election of our incumbent Trustees, vote against our say on pay vote or other management proposals or vote for shareholder proposals that we oppose. These recommendations by proxy advisory firms have affected the outcomes of past Board of Trustees elections and votes on our say on pay and other shareholder votes, and similar recommendations in the future would likely affect the outcome of future Board of Trustees elections and other shareholder votes, which may increase shareholder activism and litigation. These activities, if instituted against us, could result in substantial costs and diversion of our management’s attention and could have a material adverse impact on our reputation and business.
Risks Related to Our Organization and Structure
We may change our operational, financing and investment policies without shareholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations.
Our Board of Trustees determines our operational, financing and investment policies and may amend or revise our policies, including our policies with respect to our intention to remain qualified for taxation as a REIT, acquisitions, dispositions, growth, operations, indebtedness, capitalization and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our shareholders. Policy changes could adversely affect the market price of our common shares and our ability to pay distributions to our shareholders. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur; however, provisions in our debt agreements may limit us from incurring additional debt. Our Board of Trustees may alter or eliminate our current policy on borrowing at any time without shareholder approval. If this policy changes, we could become more highly leveraged, which could result in an increase in our debt service costs or a downgrade in our credit ratings. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk.
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
Our declaration of trust and indemnification agreements require us to indemnify, to the maximum extent permitted by Maryland law, any present or former Trustee or officer who is made or threatened to be made a party to a proceeding by reason of his or her service in these and certain other capacities. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former Trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result of these limitations on liability and indemnification obligations, we and our shareholders may have more limited rights against our present and former Trustees and officers than might exist with other companies, which could limit shareholder recourse in the event of actions which some shareholders may believe are not in our best interest.
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
Disputes with RMR may be referred to mandatory arbitration proceedings, which follow different procedures than in-court litigation and may be more restrictive to those asserting claims than in-court litigation.
Our agreements with RMR provide that any dispute arising thereunder will be referred to mandatory, binding and final arbitration proceedings if we, or any other party to such dispute, unilaterally so demands. As a result, we and our shareholders would not be able to pursue litigation in state or federal court against RMR if we or any other parties against whom the claim is made unilaterally demands the matter be resolved by arbitration. In addition, the ability to collect attorneys’ fees or other damages may be limited in the arbitration proceedings, which may discourage attorneys from agreeing to represent parties wishing to bring such litigation.

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
Even if we remain qualified for taxation as a REIT under the IRC, we may be subject to federal, state and local taxes on our income and assets, including taxes on any undistributed income, excise taxes, state or local income, property and transfer taxes and other taxes. Also, some jurisdictions may in the future limit or eliminate favorable income tax deductions, including the dividends paid deduction, which could increase our income tax expense. In addition, in order to meet the requirements for qualification and taxation as a REIT under the IRC, prevent the recognition of particular types of non-cash income, or avert the imposition of a 100% tax that applies to specified gains derived by a REIT from dealer property or inventory, we may hold or dispose of some of our assets and conduct some of our operations through our TRSs or other subsidiary corporations that will be subject to corporate level income tax at regular rates. In addition, while we intend that our transactions with our TRSs will be conducted on arm’s length bases, we may be subject to a 100% excise tax on a transaction that the IRS or a court determines was not conducted at arm’s length. Any of these taxes would decrease cash available for distribution to our shareholders.
If arrangements involving our TRSs fail to comply as intended with the REIT qualification and taxation rules, we may fail to qualify for taxation as a REIT under the IRC or be subject to significant penalty taxes.
We lease all of our hotel properties to our TRSs pursuant to arrangements that, under the IRC, are intended to qualify the rents we receive from our TRSs as income that satisfies the REIT gross income tests. We also intend that our transactions with our TRSs be conducted on arm’s length bases so that we and our TRSs will not be subject to penalty taxes under the IRC applicable to mispriced transactions. While relief provisions can sometimes excuse REIT gross income test failures, significant penalty taxes may still be imposed.
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
The rules dealing with U.S. federal, state, local and foreign taxation are constantly under review by persons involved in the legislative process and by the IRS, the U.S. Department of the Treasury and other taxation authorities. Changes to the tax laws, with or without retroactive application, could materially and adversely affect us and our shareholders. We cannot predict how changes in the tax laws might affect us or our shareholders. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to remain qualified for taxation as a REIT or the tax consequences of such qualification to us and our shareholders.
Risks Related to Our Securities
Our distributions to our shareholders may be reduced or eliminated and the form of payment could change.
We intend to continue to pay regular quarterly distributions to our shareholders; however:
•our ability to pay distributions to our shareholders or sustain the rate of distributions may continue to be adversely affected if any of the risks described in this Annual Report on Form 10-K occur, including any negative impact caused by current market and economic conditions, such as high interest rates, prolonged high inflation and economic downturns or a possible recession, on our business, results of operations and liquidity;
•our payment of distributions is subject to restrictions contained in our debt agreements and may be subject to restrictions in future debt obligations we may incur; during the continuance of any event of default under our debt agreements, we may be limited or, in some cases, prohibited from paying distributions to our shareholders; and
•the timing and amount of any distributions will be determined at the discretion of our Board of Trustees and will depend on various factors that our Board of Trustees deems relevant, including, but not limited to, our funds from operations, or FFO, and our normalized funds from operations, or Normalized FFO, requirements to maintain our qualification for taxation as a REIT, limitations in our debt agreements, the availability to us of debt and equity capital, our distribution rate as a percentage of the trading price of our common shares, or dividend yield, and our dividend yield compared to the dividend yields of other REITs, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations.
For these reasons, among others, our distribution rate may decline or we may cease paying distributions to our shareholders.
Further, in order to preserve liquidity, we may elect to, in part, pay distributions to our shareholders in a form other than cash, such as issuing additional common shares to our shareholders, as permitted by the applicable tax rules.
The Notes and the Guarantees are structurally subordinated to the payment of all indebtedness and other liabilities of our subsidiaries that do not guarantee the 2025 Notes, the 2027 Notes and the 2031 Notes.
We are the sole obligor on our 8.625% senior secured notes due 2031, or the 2031 Notes, our outstanding senior unsecured notes, including our 7.50% senior notes due 2025, or the 2025 Notes, and our 5.50% senior notes due 2027, or the 2027 Notes, and any notes or other debt securities we may issue in the future, or, together with the 2031 Notes and our outstanding senior unsecured notes, the Notes. Our subsidiaries that guarantee the Notes are the sole obligor on the guarantees of such notes, or the Guarantees. The subsidiaries that guarantee the 2025 Notes, the 2027 Notes and the 2031 Notes do not currently guarantee any of our other Notes. Our non-guarantor subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Notes or the Guarantees, or to make any funds available therefor, whether by dividend, distribution, loan or other payments. The rights of holders of the Notes to benefit from any of the assets of our non-guarantor subsidiaries are subject to the prior satisfaction of claims of those subsidiaries’ creditors. As a result, the Notes and the Guarantees are, and, except to the extent that future Notes are guaranteed by our non-guarantor subsidiaries, will be, structurally subordinated to all indebtedness and other liabilities of our subsidiaries that do not guarantee the 2025 Notes, the 2027 Notes and the 2031 Notes, including guarantees of or pledges under other indebtedness of ours, payment obligations under lease agreements, trade payables and preferred equity. As of December 31, 2023, our non-guarantor subsidiaries had total indebtedness and other liabilities of approximately $750.4 million (including guarantees of other indebtedness and trade payables, but excluding liabilities to us or a subsidiary guarantor), which are structurally senior to the 2025 Notes, the 2027 Notes and the 2031 Notes.
The Notes and the Guarantees, other than the 2031 Notes and the Guarantee by the Pledgor (as defined below), are unsecured and effectively subordinated to all of our and the subsidiary guarantors’ existing and future secured debt to the extent of the value of the assets securing such indebtedness.
The outstanding Notes and Guarantees, other than the 2031 Notes and the Guarantee by the Pledgor, or the Unsecured Notes and Guarantees, are not secured and any Notes we may issue in the future may not be secured. Upon any distribution to our creditors in a bankruptcy, liquidation, reorganization or similar proceeding relating to us or our property, the holders of our secured debt, including debt under our credit agreement, the 2031 Notes and our $610.2 million in aggregate principal amount of net lease mortgage notes (to the extent such debt remains outstanding and is still then secured), will be entitled to exercise the remedies available to a secured lender under applicable law and pursuant to the instruments governing such debt and to be paid in full, from the assets securing that secured debt before any payment may be made with respect to the Notes that are not secured by those assets. In that event, because the Unsecured Notes and Guarantees will not be secured by any of our assets, it is possible that there will be no assets from which claims of holders of such unsecured Notes can be satisfied or, if any assets remain, that the remaining assets will be insufficient to satisfy those claims in full. If the value of such remaining assets is less than the aggregate outstanding principal amount of such unsecured Notes and accrued interest and all future debt ranking equally with such Unsecured Notes and Guarantees, we will be unable to fully satisfy our obligations under such unsecured Notes. In addition, if we fail to meet our payment or other obligations under our secured debt, the holders of that secured debt would be entitled to foreclose on our assets securing that secured debt and liquidate those assets. Accordingly, we may not have sufficient funds to pay amounts due on such unsecured Notes. As a result, note holders may lose a portion or the entire value of their investment in such unsecured Notes. Further, the terms of the outstanding Unsecured Notes and Guarantees permit, and the terms of any Notes we may issue in the future may permit, us to incur additional secured debt subject to compliance with certain debt ratios. The Unsecured Notes and Guarantees will be effectively subordinated to any such additional secured debt. As of February 22, 2024, our secured debt included our $608.2 million in aggregate principal amount of net lease mortgage notes and $1.0 billion in principal amount of senior secured notes. In addition, although we had no outstanding borrowings under our revolving credit facility, we have provided certain properties and equity pledges as collateral to secure the facility.
Federal and state statutes allow courts, under specific circumstances, to void guarantees and require holders of notes to return payments received from guarantors.
Under the federal bankruptcy law and comparable provisions of state fraudulent transfer laws, the Guarantees and the related liens, if applicable (or any future Notes that are guaranteed by our subsidiaries), could be voided, or claims in respect of a guarantee and the related lien, if applicable, could be subordinated to all other debts of that guarantor if, among other things, the guarantor, at the time it incurred the debt evidenced by its guarantee and related lien, if applicable:
•received less than reasonably equivalent value or fair consideration for the incurrence of such guarantee or granting of such lien, if applicable;
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
A subsidiary guarantor may be released from its Guarantee under certain circumstances. Such release may occur at any time upon a sale, disposition or transfer, in compliance with the provisions of the indentures and related supplements governing the 2025 Notes, the 2027 Notes and the 2031 Notes, of the capital stock of such subsidiary guarantor or of substantially all of the assets of such subsidiary guarantor, or if such subsidiary guarantor becomes an Excluded Subsidiary or a Foreign Subsidiary, as such terms are defined in the applicable indenture or supplemental indenture. In addition, if the 2025 Notes, the 2027 Notes and the 2031 Notes have a rating equal to or higher than Baa2 (or the equivalent) by Moody’s Investor Services, or Moody’s, and BBB (or the equivalent) by Standard & Poor’s Ratings Services, or S&P, and at such time no default or event of default under the indenture and related supplements governing the 2025 Notes, the 2027 Notes and the 2031 Notes has occurred and is continuing, the Guarantees and all other obligations of the subsidiary guarantors under the indenture will automatically terminate and be released. Accordingly, the 2025 Notes, the 2027 Notes and the 2031 Notes may not at all times be guaranteed by some or all of the subsidiaries which guaranteed the 2025 Notes, the 2027 Notes and the 2031 Notes on the date they were initially issued.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We rely on the information technology and systems maintained by our managers, including RMR, and rely on our managers to identify and manage material risks from cybersecurity threats. RMR and our hotel managers take various actions and incur significant costs, to maintain and protect the operation and security of information technology and systems, including the data maintained in those systems. Our Audit Committee oversees cybersecurity matters, including the material risks related thereto, and regularly receives updates from RMR’s chief information officer regarding the development and advancement of its cybersecurity strategy, as well as the related risks. In the event of a cybersecurity incident, RMR has a detailed incident response plan in place for contacting authorities and informing key stakeholders, including our management. We have not been materially affected and do not believe we are reasonably likely to be materially affected by any risks from cybersecurity threats, including as a result of previous incidents.

Item 2. Properties
At December 31, 2023, we owned 221 hotels and 752 service-focused retail net lease properties. The following tables summarize certain information about our properties as of December 31, 2023 (dollars in thousands):

	Hotels			Net Lease			All Properties
Location of Properties	Number of Properties	Undepreciated Carrying Value	Depreciated Carrying Value	Number of Properties	Undepreciated Carrying Value	Depreciated Carrying Value	Total Number of Properties	Total Undepreciated Carrying Value	Total Depreciated Carrying Value
Held and Used:
United States:
Alabama	3	$30,634	$18,396	32	$108,369	$79,837	35	$139,003	$98,233
Alaska	—	—	—	1	3,716	2,347	1	3,716	2,347
Arizona	14	209,503	117,328	25	182,689	135,687	39	392,192	253,015
Arkansas	—	—	—	16	85,917	53,711	16	85,917	53,711
California	36	1,047,343	660,117	22	217,686	173,074	58	1,265,029	833,191
Colorado	5	137,753	98,736	8	87,748	70,890	13	225,501	169,626
Connecticut	—	—	—	3	17,339	9,847	3	17,339	9,847
Delaware	1	16,614	12,135	—	—	—	1	16,614	12,135
Florida	12	423,028	325,131	46	190,886	148,858	58	613,914	473,989
Georgia	16	387,841	241,117	73	212,367	164,150	89	600,208	405,267
Hawaii	1	132,945	77,224	—	—	—	1	132,945	77,224
Idaho	—	—	—	2	16,969	13,163	2	16,969	13,163
Illinois	10	404,971	282,591	53	228,530	177,202	63	633,501	459,793
Indiana	2	29,738	15,068	39	187,001	140,763	41	216,739	155,831
Iowa	1	6,656	2,865	9	27,954	22,560	10	34,610	25,425
Kansas	1	14,575	8,546	5	38,088	29,068	6	52,663	37,614
Kentucky	—	—	—	12	52,894	37,478	12	52,894	37,478
Louisiana	3	241,828	167,895	12	95,224	64,498	15	337,052	232,393
Maryland	5	115,201	64,637	8	51,038	34,781	13	166,239	99,418
Massachusetts	8	248,808	165,844	—	—	—	8	248,808	165,844
Michigan	8	70,656	38,416	49	94,743	67,598	57	165,399	106,014
Minnesota	3	105,144	75,500	11	66,370	54,119	14	171,514	129,619
Mississippi	—	—	—	5	23,155	15,786	5	23,155	15,786
Missouri	4	152,975	106,939	24	89,429	64,465	28	242,404	171,404
Nebraska	—	—	—	5	24,144	13,965	5	24,144	13,965
Nevada	3	53,787	27,859	6	142,211	100,690	9	195,998	128,549
New Hampshire	—	—	—	1	5,847	3,093	1	5,847	3,093
New Jersey	8	146,395	83,112	3	75,529	51,504	11	221,924	134,616
New Mexico	2	26,306	10,965	16	96,115	62,518	18	122,421	73,483
New York	1	68,635	43,726	9	44,426	28,481	10	113,061	72,207
North Carolina	8	145,285	86,825	15	52,643	39,094	23	197,928	125,919
North Dakota	—	—	—	1	3,476	2,802	1	3,476	2,802
Ohio	5	117,015	82,592	37	238,118	172,175	42	355,133	254,767
Oklahoma	1	7,212	3,637	12	66,320	53,746	13	73,532	57,383
Oregon	1	109,682	88,780	7	72,491	60,502	8	182,173	149,282
Pennsylvania	5	116,687	66,997	28	147,052	105,260	33	263,739	172,257
Rhode Island	1	16,681	6,600	—	—	—	1	16,681	6,600
South Carolina	1	54,942	35,373	16	88,520	63,031	17	143,462	98,404
Tennessee	7	149,879	68,097	37	107,733	81,682	44	257,612	149,779
Texas	20	331,090	170,190	55	368,882	260,169	75	699,972	430,359
Utah	2	76,427	38,902	3	12,827	8,015	5	89,254	46,917
Virginia	8	121,017	61,126	18	73,354	54,200	26	194,371	115,326
Washington	7	194,398	126,966	4	20,480	16,600	11	214,878	143,566
West Virginia	1	10,600	5,242	5	14,284	10,001	6	24,884	15,243
Wisconsin	2	45,755	33,491	4	10,897	7,035	6	56,652	40,526
Wyoming	—	—	—	6	56,885	35,198	6	56,885	35,198
	216	5,568,006	3,518,965	743	3,800,346	2,789,643	959	9,368,352	6,308,608

Washington, DC	1	146,147	130,722	—	—	—	1	146,147	130,722
Ontario, Canada	2	55,082	29,337	—	—	—	2	55,082	29,337
Puerto Rico	1	216,756	135,873	—	—	—	1	216,756	135,873
	4	417,985	295,932	—	—	—	4	417,985	295,932
Total	220	$5,985,991	$3,814,897	743	$3,800,346	$2,789,643	963	$9,786,337	$6,604,540

	Hotels			Net Lease			All Properties
Location of Properties	Number of Properties	Undepreciated Carrying Value	Depreciated Carrying Value	Number of Properties	Undepreciated Carrying Value	Depreciated Carrying Value	Total Number of Properties	Total Undepreciated Carrying Value	Total Depreciated Carrying Value
Held For Sale:
Illinois	—	$—	$—	3	$777	$777	3	$777	$777
Indiana	—	—	—	1	73	73	1	73	73
Michigan	—	—	—	2	239	239	2	239	239
Minnesota	1	6,919	4,060	—	—	—	1	6,919	4,060
Missouri	—	—	—	1	5,044	5,044	1	5,044	5,044
Ohio	—	—	—	2	253	253	2	253	253
Total	1	$6,919	$4,060	9	$6,386	$6,386	10	$13,305	$10,446
	221	$5,992,910	$3,818,957	752	$3,806,732	$2,796,029	973	$9,799,642	$6,614,986
As of December 31, 2023, 308 of our net lease properties with an aggregate undepreciated carrying value of $755.1 million were encumbered by mortgage notes with an aggregate principal balance of $608.6 million, and 70 of our net lease travel center properties with an aggregate undepreciated carrying value of $785.9 million secured our $1.0 billion senior secured notes. In addition, 69 properties, including 66 hotels and three net lease properties, with an aggregate undepreciated carrying value of $1,594.3 million secured our revolving credit facility. For further information regarding our mortgage notes, senior secured notes, and revolving credit facility, see Note 6 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
At December 31, 2023, eight of our hotels and 14 of our net lease properties were on land we leased partially or entirely from unrelated third parties. The average remaining term of the ground leases (including renewal options) for our hotels and our net lease properties is approximately 39 years (range of 11 to 64 years) and 16 years (range of three months to 41 years), respectively. Ground rent payable under three of the hotel ground leases is generally calculated as a percentage of hotel revenues. Seven of the eight hotel ground leases require annual minimum rents averaging $337 thousand per year; future rent under one ground lease has been prepaid. Ground rent payable under the ground leases for our net lease properties is generally a fixed amount, averaging $420 thousand per year. Pursuant to the terms of our management agreements and leases, payments of ground lease obligations are generally made by our hotel managers and tenants. However, if a hotel manager or a tenant does not perform obligations under a ground lease or elects not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge, sale or transfer of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.
At December 31, 2023, the aggregate depreciated carrying value of our properties subject to ground leases was as follows (dollars in thousands):

8 hotels (1)	$133,155
14 net lease (2)	50,275
Total	$183,430
(1)Two of these hotels with a depreciated carrying value totaling $53,401 are partially on land we lease from unrelated third parties. The leased land is generally used for parking. We believe these two hotels would be operable without the leased land.
(2)Three of these net lease properties with a depreciated carrying value totaling $23,651 are partially on land we lease from unrelated third parties. The leased land is generally used for additional parking or storm water runoff; however, certain building structures for one of these three net lease properties are located on leased land. We believe these three net lease properties would be operable without the leased land, although we would have to remove the part of the building structure that is located on the leased land and might replace that structure with a new building on land we own.
Item 3. Legal Proceedings
From time to time, we may become involved in litigation matters incidental to the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, we are currently not a party to any litigation which we expect to have a material adverse effect on our business.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares are traded on Nasdaq (symbol: SVC). As of February 22, 2024, there were 408 shareholders of record of our common shares, although there is a larger number of beneficial owners.
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended December 31, 2023:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2023 - December 31, 2023	645	$7.76	—	$—
(1)These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of a former employee of RMR in connection with the vesting of awards of our common shares. We withheld and purchased these common shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.
Our current cash distribution rate to common shareholders is $0.20 per share per quarter, or $0.80 per share per year. However, the timing, amount and form of future distributions will be determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including, but not limited to, our FFO and our Normalized FFO, requirements to maintain our qualification for taxation as a REIT, limitations in our debt agreements, the availability to us of debt and equity capital, our dividend yield and our dividend yield compared to the dividend yields of other REITs, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our distributions. Therefore, we cannot be sure that we will continue to pay distributions in the future or that the amount of any distributions we do pay will not decrease.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Part IV, Item 15 of this Annual Report on Form 10-K.
Overview (dollars in thousands, except per share amounts and per room hotel data)
We are a REIT organized under the laws of the State of Maryland. As of December 31, 2023, we owned 973 properties in 46 states, the District of Columbia, Canada and Puerto Rico.
In response to significant and prolonged increases in inflation, the U.S. Federal Reserve raised interest rates multiple times since the beginning of 2022. Although the U.S. Federal Reserve has indicated that it may lower rates in 2024, we cannot be sure that it will do so, and interest rates may remain at the current high levels or continue to increase. These inflationary pressures in the United States, as well as global geopolitical instability and tensions, have given rise to uncertainty regarding economic downturns or a possible recession and potential disruptions in the financial markets. Consumer confidence, corporate travel and lodging demand will continue to be affected by economic and market conditions, unemployment levels, work from home policies, use of technologies and broader economic trends. Increased labor costs and other price inflation, including due to supply chain challenges, may continue to negatively impact our hotel operations and the operations of our tenants. An economic recession or continued or intensified disruptions in the financial markets could adversely affect our financial condition, operations at our hotels, our tenants and their ability or willingness to renew our leases or pay rent to us, may restrict our ability to obtain new or replacement financing, would likely increase our cost of capital, and may cause the values of our properties to decline.
Management Agreements and Leases. At December 31, 2023, we owned 221 hotels operated under four agreements. We leased all of these hotels to our wholly owned TRSs that are managed by hotel operating companies as of that date. At December 31, 2023, we also owned 752 service-focused retail properties leased to 175 tenants subject to “triple net” leases, where the tenants are generally responsible for the payment of operating expenses and capital expenditures. Our consolidated statements of comprehensive income (loss) include hotel operating revenues and hotel operating expenses of our managed hotels and rental income and net lease operating expenses from our net lease properties.
Hotel Portfolio. As of December 31, 2023, we owned 221 hotels. In 2023, the U.S. hotel industry generally realized increases in average daily rate, or ADR, revenue per available room, or RevPAR, and occupancy compared to the corresponding 2022 periods. The following table provides a summary for all of our hotels with these revenue metrics for the periods presented, which we believe are key indicators of performance at our hotels.

	Year Ended December 31,
	2023	2022	Change
All Hotels
No. of hotels	221	238	(17)
No. of rooms or suites	37,777	40,053	(2,276)
Occupancy	62.5%	61.3%	1.2	pts
ADR	$140.94	$134.47	4.8%
RevPAR	$88.09	$82.43	6.9%
Comparable Hotels Data. We present RevPAR, ADR and occupancy for the periods presented on a comparable basis to facilitate comparisons between periods. We define comparable hotels as those that were owned by us and were open and operating for the entire periods being compared. For the years ended December 31, 2023 and 2022, our comparable results exclude two hotels. One of the hotels was not owned for the entirety of the periods and the other suspended operations during part of the periods presented. The following table provides a summary of these revenue metrics for the periods presented.

	Year Ended December 31,
	2023	2022	Change
Comparable Hotels
No. of hotels	219	219	—
No. of rooms or suites	37,429	37,429	—
Occupancy	62.6%	61.7%	0.9	pts
ADR	$139.86	$135.36	3.3%
RevPAR	$87.55	$83.52	4.8%

Net Lease Portfolio. As of December 31, 2023, we owned 752 service-focused retail net lease properties with an aggregate of 13,341,172 square feet leased to 175 tenants subject to “triple net” leases (where the tenants are responsible for payments of operating expenses and capital expenditures) requiring annual minimum rents of $372,319. Our net lease properties were 97.1% occupied as of December 31, 2023 with a weighted (by annual minimum rent) average lease term of 8.8 years, operating under 137 brands in 21 distinct industries. TA is our largest tenant. On May 15, 2023, BP completed the TA Merger and we amended our leases with TA. We received $379,292 in cash as part of the transaction, including $188,000 of prepaid rent, $101,892 for the TA common shares we owned and $89,400 for certain tradenames and trademarks associated with TA’s businesses that we owned. As of December 31, 2023, we leased 176 of our travel centers to TA under five master leases that expire in 2033 and require annual minimum rents of $254,000, and BP Corporation North America Inc. guarantees payment under these leases, subject to a cap. TA receives an annual credit of $25,000 as a result of the prepaid rent.
Additional details of our hotel operating agreements, our net lease agreements and the TA Merger are set forth in Notes 4 and 9 to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K.

Results of Operations (amounts in thousands, except per share data)
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

	Year Ended December 31,
	2023	2022	Increase (Decrease)	% Increase (Decrease)
Revenues:
Hotel operating revenues	$1,478,034	$1,467,344	$10,690	0.7%
Rental income	395,829	395,667	162	—%
Total revenues	1,873,863	1,863,011	10,852	0.6%

Expenses:
Hotel operating expenses	1,223,906	1,227,357	(3,451)	(0.3)%
Net lease operating expenses	17,663	13,176	4,487	34.1%
Depreciation and amortization - hotels	216,235	221,416	(5,181)	(2.3)%
Depreciation and amortization - net lease properties	167,825	179,692	(11,867)	(6.6)%
Total depreciation and amortization	384,060	401,108	(17,048)	(4.3)%
General and administrative	45,397	44,404	993	2.2%
Transaction related costs	(1,623)	1,920	(3,543)	(184.5)%
Loss on asset impairment, net	9,544	10,989	(1,445)	(13.1)%
Total expenses	1,678,947	1,698,954	(20,007)	(1.2)%

Gain on sale of real estate, net	43,239	47,818	(4,579)	(9.6)%
Gain (loss) on equity securities, net	48,837	(8,104)	56,941	n/m
Interest income	20,979	3,379	17,600	n/m
Interest expense	(336,342)	(341,795)	5,453	(1.6)%
Loss on early extinguishment of debt	(1,524)	(791)	(733)	92.7%
Loss before income tax benefit and equity in (losses) earnings of an investee	(29,895)	(135,436)	105,541	(77.9)%
Income tax benefit	1,498	199	1,299	n/m
Equity in (losses) earnings of an investee	(4,382)	2,856	(7,238)	n/m
Net loss	$(32,779)	$(132,381)	$99,602	(75.2)%

Weighted average shares outstanding (basic and diluted)	164,988	164,738	250	0.2%

Net loss per common share (basic and diluted)	$(0.20)	$(0.80)	$0.60	(75.0)%
References to changes in the income and expense categories below relate to the comparison of consolidated results for the year ended December 31, 2023 compared to the year ended December 31, 2022. For a comparison of consolidated results for the year ended December 31, 2022 compared to the year ended December 31, 2021, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2022.
Hotel operating revenues. The increase in hotel operating revenues is primarily a result of higher occupancies and average rates at certain of our hotels in the 2023 period ($123,238), partially offset by the sale of certain of our hotels since January 1, 2022 ($112,548). Additional operating statistics of our hotels are included in the tables on page 66.
Rental income. The increase in rental income is primarily the result of the amended TA leases in the 2023 period ($7,170), partially offset by our sale of certain net lease properties ($5,815) and lease expirations at certain net lease properties ($1,193) since January 1, 2022.
Hotel operating expenses. The decrease in hotel operating expenses is primarily the result of our sale of certain hotels since January 1, 2022 ($109,031), partially offset by an increase in occupancy at certain managed hotels resulting in increases in wages ($62,969), increases in rooms related expenses ($31,558), and increases in utilities ($3,800) and other operating expenses ($7,253).

Net lease operating expenses. The increase in net lease operating expenses is the result of higher operating expenses at certain net lease properties primarily as a result of vacancies ($1,490) and increases in other operating expenses ($2,997).
Depreciation and amortization - hotels. The decrease in depreciation and amortization - hotels is primarily the result of certain of our depreciable assets becoming fully depreciated since January 1, 2022 ($8,523) and our sale of certain hotels since January 1, 2022 ($6,342), partially offset by depreciation and amortization related to capital expenditures made since January 1, 2022 ($7,484) and our acquisition of a hotel in the 2023 period ($2,200).
Depreciation and amortization - net lease properties. The decrease in depreciation and amortization - net lease properties is primarily a result of certain of our depreciable assets becoming fully depreciated since January 1, 2022 and our sale of certain net lease properties since January 1, 2022 ($15,396), partially offset by depreciation and amortization related to capital expenditures since January 1, 2022 ($3,529).
General and administrative. The increase in general and administrative costs is primarily due to increases in other professional fees ($2,259), share award expenses ($642) and accounting related fees ($235), partially offset by a decrease in business management fees in the 2023 period ($2,143).
Transaction related costs. Transaction related costs for the 2023 period primarily consist of the partial recovery of a working capital reserve related to the IHG portfolio previously deemed uncollectable and expensed during 2021 ($5,797), partially offset by costs related to hotel rebranding activity, demolition of certain vacant properties and potential acquisitions ($4,174). Transaction related costs for the 2022 period primarily consist of costs related to our exploration of possible financing transactions ($1,920).
Loss on asset impairment, net. We recorded a $9,544 loss on asset impairment during the 2023 period to reduce the carrying value of one hotel and 16 net lease properties to their estimated fair value less costs to sell. We recorded a $10,989 loss on asset impairment during the 2022 period to reduce the carrying value of 26 hotels and five net lease properties to their estimated fair value less costs to sell.
Gain on sale of real estate, net. We recorded a $43,239 net gain on sale of real estate during the 2023 period in connection with the sales of 18 hotels and 13 net lease properties, and a $47,818 net gain on sale of real estate in the 2022 period in connection with the sales of 65 hotels and 21 net lease properties.
Gain (loss) on equity securities, net. Gain (loss) on equity securities, net represents the adjustment to the carrying value of our former investment in shares of TA common stock to its fair value.
Interest income. The increase in interest income is primarily due to higher interest rates and higher average cash balances invested during the 2023 period.
Interest expense. The decrease in interest expense is due to lower outstanding debt balances, partially offset by higher weighted average interest rates in the 2023 period.
Loss on early extinguishment of debt. We recorded a $1,524 loss on early extinguishment of debt in the 2023 period related to the write-off of deferred financing costs and unamortized discounts in connection with the repayment of certain senior unsecured notes and the write-off of certain deferred financing costs relating to the amendment of our revolving credit facility. We recorded a $791 loss on early extinguishment of debt in the 2022 period related to the write-off of deferred financing costs and unamortized discounts relating to the amendment of our revolving credit facility and the repayment of certain unsecured senior notes.
Income tax benefit. The increase in income tax benefit is primarily related to a change in deferred tax liabilities related to our Puerto Rico hotel. See Note 10 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for further information.
Equity in (losses) earnings of an investee. Equity in (losses) earnings of an investee represents our proportionate share of the (losses) earnings of Sonesta.
Net loss. Our net loss and our net loss per common share (basic and diluted) each decreased in the 2023 period compared to the 2022 period primarily due to the revenue and expense changes discussed above.

Liquidity and Capital Resources (dollars in thousands, except share amounts)
Our Managers and Tenants
As of December 31, 2023, all 221 of our hotels were managed and operated by four hotel operating companies. Our 752 service-focused retail net lease properties were leased to 175 tenants as of December 31, 2023. The costs of operating and maintaining our properties are generally paid by the hotel managers as agents for us or by our tenants for their own account. Our hotel managers and tenants derive their funding for property operating expenses and for returns and rents due to us generally from property operating revenues and, to the extent these parties themselves fund our owner’s priority returns and rents, from their separate resources. As of December 31, 2023, our hotel managers included Sonesta (195 hotels), Hyatt (17 hotels), Radisson (eight hotels), and IHG (one hotel). TA is our largest tenant (176 travel centers).
We recorded reserves for uncollectable amounts and reduced rental income by $4,927 and reduced our reserves for uncollectable amounts and increased rental income by $320 for the years ended December 31, 2023 and 2022, respectively, based on our assessment of the collectability of rents. We had reserves for uncollectable rents of $3,436 and $7,697 as of December 31, 2023 and 2022, respectively, included in other assets in our consolidated balance sheets.
We define net lease coverage as earnings before interest, taxes, depreciation, amortization and rent, or EBITDAR, divided by the annual minimum rent due to us weighted by the minimum rent of the property to total minimum rents of the net lease portfolio. Tenants with no minimum rent required under the lease are excluded. EBITDAR amounts used to determine rent coverage are generally for the latest twelve-month period, based on the most recent operating information, if any, furnished by our tenants. Operating statements furnished by our tenants often are unaudited and, in certain cases, may not have been prepared in accordance with GAAP and are not independently verified by us. In instances where we do not have tenant financial information, we calculate an implied coverage ratio for the period based on other tenants with available financial statements operating the same brand or within the same industry. As a result, we believe using this implied coverage metric provides a more reasonable estimated representation of recent operating results and the financial condition for those tenants. Our net lease properties generated coverage of 2.46x and 3.00x as of December 31, 2023 and 2022, respectively.
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
The following is a summary of our sources and uses of cash flows for the periods presented (dollars in thousands):

	Year Ended December 31,
	2023	2022
Cash and cash equivalents and restricted cash at the beginning of the period	$45,420	$947,418
Net cash provided by (used in):
Operating activities	485,549	243,127
Investing activities	(29,577)	397,253
Financing activities	(303,562)	(1,542,378)
Cash and cash equivalents and restricted cash at the end of the period	$197,830	$45,420

The increase in cash provided by operating activities for the 2023 period compared to the prior year period is primarily due to $188,000 of prepaid rent received from TA, higher returns earned from our hotel portfolio and lower interest expense in the 2023 period. The change from cash flow from investing activities in the 2022 period to cash flow used in investing activities in the 2023 period is primarily due to lower proceeds from the sale of real estate, our hotel acquisition and increased real estate improvements during the 2023 period, partially offset by proceeds from the TA Merger. The decrease in cash flows used in financing activities in the 2023 period compared to the 2022 period is primarily due to proceeds from our senior secured notes and our net lease mortgage notes issued in the 2023 period, partially offset by increased distributions during the 2023 period.
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
Our Investment and Financing Liquidity and Capital Resources
Our hotel operating agreements generally provide that, if necessary, we may provide our managers with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. During the year ended December 31, 2023, we funded $226,590 for capital improvements in excess of FF&E reserves available to our hotels. We currently expect to fund $250,000 during 2024 for capital improvements to certain hotels using cash on hand and borrowings under our revolving credit facility.
Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. We own all the FF&E escrows for our hotels. During the year ended December 31, 2023, certain of our hotel managers deposited $6,855 to these accounts and spent $5,406 from the FF&E reserve escrow accounts to renovate and refurbish our hotels. As of December 31, 2023, there was $8,437 on deposit in these escrow accounts, which was held directly by us and is reflected in our consolidated balance sheets as restricted cash.
Our net lease portfolio leases do not require FF&E escrow deposits and tenants under these leases are generally required to maintain the leased properties, including structural and non-structural components. We may provide tenant improvement allowances to tenants in certain cases or may develop sites with the intent to lease them. During the year ended December 31, 2023, we funded $4,060 for capital improvements to our net lease properties. As of December 31, 2023, we had $2,546 of unspent leasing-related obligations related to certain net lease tenants.
During the year ended December 31, 2023, we sold 18 hotels with an aggregate of 2,526 rooms for an aggregate sales price of $157,230, excluding closing costs, and 13 net lease properties with an aggregate of 160,310 square feet for an aggregate sales price of $13,095, excluding closing costs. From January 1, 2024 through February 22, 2024, we sold one net lease property with 4,100 square feet for a sale price of $257, excluding closing costs. We have also entered into agreements to sell one hotel with 84 keys for $3,315 and four net lease properties with an aggregate of 55,276 square feet for an aggregate sales price of $3,121. These pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales, that these sales will not be delayed or that the terms will not change. We believe it is more likely than not that the sales of these properties will be completed by year end 2024. We continue to market five net lease properties with an aggregate of 98,422 square feet for sale. We expect to use the proceeds from these asset sales for general business purposes, which may include the repayment of debt.
BP completed the TA Merger on May 15, 2023. We received $379,292 in cash as part of this transaction, including $188,000 in prepaid rent from TA, $101,892 in merger consideration for the TA common shares we owned, and $89,400 for certain tradenames and trademarks associated with TA’s business we owned.
During the year ended December 31, 2023, we purchased one hotel in Miami Beach, Florida with 250 rooms for a sales price of $165,400, excluding closing costs, using cash on hand.
During the year ended December 31, 2023, we funded $5,134 of capital contributions to Sonesta to support their growth initiatives, including their franchising efforts, using cash on hand.

During the year ended December 31, 2023, we declared and paid regular quarterly distributions to our common shareholders using cash on hand as follows:

Declaration Date	Record Date	Paid Date	Dividend Per Common Share	Total Distributions
January 12, 2023	January 23, 2023	February 16, 2023	$0.20	$33,090
April 13, 2023	April 24, 2023	May 18, 2023	0.20	33,089
July 13, 2023	July 24, 2023	August 17, 2023	0.20	33,096
October 12, 2023	October 23, 2023	November 16, 2023	0.20	33,155
			$0.80	$132,430
On January 11, 2024, we declared a regular quarterly distribution to common shareholders of record on January 22, 2024 of $0.20 per share, or $33,154. We paid this amount on February 15, 2024 using cash on hand.
In order to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $650,000 secured revolving credit facility which is governed by the amended and restated credit agreement that we entered into on June 29, 2023. This new facility replaced our prior $800,000 secured revolving credit facility, which had a maturity date of July 15, 2023, and is available for general business purposes, including acquisitions. We can borrow, repay, and reborrow funds available under the new facility until maturity and no principal repayments are due until maturity. Availability of borrowings under our credit agreement is subject to ongoing minimum performance and market values of the collateral properties, satisfying certain financial covenants and other credit facility conditions. The maturity date of the new facility is June 29, 2027, and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to further extend the stated maturity date of the new facility by two additional six-month periods.
Interest payable on drawings under the new facility is based on the secured overnight financing rate, or SOFR, plus a margin ranging from 1.50% to 3.00% based on our leverage ratio, as defined in our credit agreement, which was 2.50% as of December 31, 2023. As collateral for all loans and other obligations under the new facility, certain of our subsidiaries pledged all of their respective equity interests in certain of our direct and indirect property owning subsidiaries, and our pledged subsidiaries provided first mortgage liens on 69 properties, including 66 hotels and three net lease properties, with an undepreciated carrying value of $1,594,253 as of December 31, 2023. In addition, in order to maintain compliance with the minimum collateral property availability covenant as defined in the credit agreement, in February 2024, we added three hotels with an undepreciated carrying value of $114,635 as of December 31, 2023, as collateral under the agreement. We also pay unused commitment fees of 20 to 30 basis points per annum on the total amount of lending commitments under our revolving credit facility based on amounts outstanding. As of December 31, 2023, the annual interest rate payable on borrowings under our revolving credit facility was 7.88%. We had no borrowings outstanding under the facility as of December 31, 2023.

In February 2023, one of our subsidiaries, SVC ABS LLC, or the Issuer, issued $610,200 in aggregate principal amount of net lease mortgage notes. The notes are non-recourse and secured by the assets of the Issuer, which include 308 net lease retail properties with annual minimum rents of $63,283 and a gross book carrying value of $755,116 as of December 31, 2023. The net proceeds from this issuance were $550,564 after initial purchaser discounts and offering costs. We redeemed our 4.50% senior notes due in 2023 at a redemption price equal to the principal amount of $500,000, plus accrued and unpaid interest to, but excluding the date of redemption in March 2023, using the proceeds from these net lease mortgage notes.
The net lease mortgage notes are summarized below:

Note Class	S&P Rating	Principal Outstanding as of December 31, 2023	Coupon Rate	Term	Maturity
Class A	AAA	$303,729	5.15%	5 years	February 2028
Class B	AA	172,640	5.55%	5 years	February 2028
Class C	A	132,200	6.70%	5 years	February 2028
Total / weighted average		$608,569	5.60%
In November 2023, we issued $1,000,000 principal amount of 8.625% senior secured notes due 2031, or the 2031 Notes. The aggregate net proceeds from this offering were $967,525, after initial purchaser discounts and other offering expenses. These notes are fully and unconditionally guaranteed on a joint and several basis by (i) newly formed wholly owned subsidiaries, or the TA Landlord Subsidiaries, that are the landlords with respect to 70 properties leased to TA with a gross carrying value of $785,876 as of December 31, 2023 and the immediate parent entity of the TA Landlord Subsidiaries, or the Pledgor, and (ii) all of our subsidiaries that guarantee our existing senior unsecured notes. The subsidiary guarantee provided by the Pledgor is secured by first-priority liens on the equity interests of the TA Landlord Subsidiaries. The Pledgor and the TA Landlord Subsidiaries have agreed not to guarantee any of our or our subsidiaries other indebtedness. We redeemed our 4.65% and 4.35% senior unsecured notes due in 2024 for redemption prices equal to the principal amounts of $350,000 and $825,000, respectively, plus accrued and unpaid interest to, but excluding the date of redemption in December 2023, using the proceeds from the 2031 Notes and cash on hand.
Our debt maturities (other than our revolving credit facility) as of December 31, 2023 were as follows:

Year	Maturity
2024	$1,958
2025	1,151,958
2026	801,958
2027	851,958
2028	1,000,737
2029	425,000
2030	400,000
2031	1,000,000
$5,633,569
None of our senior note debt obligations require principal or sinking fund payments prior to their maturity dates. Our mortgage notes require monthly principal payments as described in Part II, Item 7A of this Annual Report on Form 10-K.
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
Our ability to complete, and the costs associated with, future debt transactions depend primarily upon credit market conditions and our then perceived creditworthiness. We have no control over market conditions. Our credit ratings depend upon evaluations by credit rating agencies of our business practices and plans, including our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity capital market conditions and our ability to conduct our business to maintain and grow our operating cash flows. We intend to conduct our business activities in a manner which will afford us reasonable access to capital for investment and financing activities. However, as discussed elsewhere in this Annual Report on Form 10-K, the impacts of the current, and possibly future, inflationary conditions, increasing or sustained high interest rates and a possible economic recession are uncertain and may have various negative consequences on us and our operations, including a decline in financing availability and increased costs for financing. Further, such conditions could also disrupt the capital markets generally and limit our access to financing from public sources or on favorable terms, particularly if the global financial markets experience significant disruptions.
Debt Covenants
Our debt obligations at December 31, 2023 consisted of $5,025,000 aggregate principal amounts of senior notes and $608,569 aggregate principal amounts of mortgage notes. For further information regarding our indebtedness, see Note 6 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Our publicly and privately issued senior notes are governed by our indentures and related supplements. These indentures and related supplements and our credit agreement contain covenants that generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, and require us to maintain various financial ratios. Our credit agreement, net lease mortgage notes, secured senior notes and unsecured senior notes, indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR ceasing to act as our business manager. As of December 31, 2023, we believe we were in compliance with all of the covenants under our indentures and their supplements, net lease mortgage notes and our credit agreement.
Senior Notes Indenture Covenants
The following table summarizes the results of the financial tests required by the indentures and related supplements for our senior secured and unsecured notes as of December 31, 2023:

	Actual Results	Covenant Requirement
Total debt / adjusted total assets	52.4%	Maximum of 60%
Secured debt / adjusted total assets	15.0%	Maximum of 40%
Consolidated income available for debt service / debt service	1.79x	Minimum of 1.50x
Total unencumbered assets / unsecured debt	183.2%	Minimum 150%
As of December 31, 2023, adjusted total assets for covenant purposes as defined in our senior notes indentures were $10,742,687 and assets encumbered under our revolving credit facility, serving as collateral for our net lease mortgage notes or secured senior notes represented $3,367,550 of adjusted total assets, as defined in our senior notes indentures. Our unencumbered hotels, travel centers, other net lease properties and other corporate assets represent $4,569,637, $1,627,037, $849,414 and $329,049 of adjusted total assets, respectively.
The following table presents the calculation of adjusted total assets to total assets in accordance with GAAP:

Total assets	$7,356,116
Plus: accumulated depreciation	3,181,797
Plus: impairment and other adjustments to reflect original cost of real estate assets	408,697
Less: accounts receivable and intangibles	(203,923)
Adjusted total assets	$10,742,687

Our ability to incur additional debt is subject to meeting the required covenant levels and subject to the provisions of our credit facility and senior notes indentures.
Acceleration and Cross-Default
Our indentures and their supplements contain cross default provisions to any other debt of $20,000 or more ($50,000 or more in the case of our indenture entered into in February 2016 and its supplements, and our indenture entered into in November 2023). Similarly, our credit agreement has cross default provisions to other indebtedness that is recourse of $25,000 or more and indebtedness that is non-recourse of $75,000 or more. Neither our indentures and their supplements nor our credit agreement contain provisions for acceleration which could be triggered by a change in our debt ratings.
Supplemental Guarantor Information
Our 2025 Notes and our 2027 Notes are fully and unconditionally guaranteed, on a joint and several basis and on a senior unsecured basis, by all of our subsidiaries, except for certain excluded subsidiaries, including our foreign subsidiaries and our subsidiaries pledged under our credit agreement and our net lease mortgage notes. The notes and the guarantees will be effectively subordinated to all of our and the subsidiary guarantors’ secured indebtedness, respectively, to the extent of the value of the collateral securing such secured indebtedness, and will be structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. Our remaining $2,775,000 of senior unsecured notes do not have the benefit of any guarantees.
A subsidiary guarantor’s guarantee of the 2025 Notes, 2027 Notes and 2031 Notes and all other obligations of such subsidiary guarantor under the indentures governing the notes will automatically terminate and such subsidiary guarantor will automatically be released from all of its obligations under such subsidiary guarantee and such indenture under certain circumstances, including on or after the date on which (a) the notes have received a rating equal to or higher than Baa2 (or the equivalent) by Moody’s Investor Services, or Moody’s, or BBB (or the equivalent) by Standard & Poor’s Ratings Services, or S&P, in the case of the 2031 Notes, both agencies, or if Moody’s or S&P ceases to rate the notes for reasons outside of our control, the equivalent investment grade rating from any other rating agency and (b) no default or event of default has occurred and is continuing under the indenture. Our non-guarantor subsidiaries are separate and distinct legal entities and will have no obligation, contingent or otherwise, to pay any amounts due on these notes or the guarantees, or to make any funds available therefor, whether by dividend, distribution, loan or other payments. The rights of holders of these notes to benefit from any of the assets of our non-guarantor subsidiaries are subject to the prior satisfaction of claims of those subsidiaries’ creditors and any preferred equity holders. As a result, these notes and the related guarantees will be structurally subordinated to all indebtedness, guarantees and other liabilities of our subsidiaries that do not guarantee these notes, including guarantees of or pledges under other indebtedness of ours, payment obligations under lease agreements, trade payables and preferred equity.
The following table presents summarized financial information for us and the subsidiary guarantors, on a combined basis after elimination of (i) intercompany transactions and balances among us and the subsidiary guarantors and (ii) equity in earnings from, and any investments in, any of our non-guarantor subsidiaries:

As of December 31, 2023
Real estate properties, net(1)	$4,372,682
Other assets, net	552,196

Indebtedness, net	$4,961,344
Intercompany balances(2)	752,146
Other liabilities	395,433

Year Ended December 31, 2023
Revenues	$1,629,129
Expenses	1,767,742
Net loss	$(138,613)
(1)Real estate properties, net as of December 31, 2023 includes $169,158 of properties owned directly by us and not included in the assets of the subsidiary guarantors.
(2)Intercompany balances represent payables to non-guarantor subsidiaries.

Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc., TA and Sonesta and others affiliated with them. For further information about these and other such relationships and related person transactions, see Notes 4, 5, 8 and 9 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which are incorporated herein by reference and our other filings with the SEC, including our definitive Proxy Statement for our 2024 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2023. For further information about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements,” “Business” in Part I, Item 1 and “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. We may engage in additional transactions with related persons, including businesses to which RMR or its subsidiaries provide management services.
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
We have determined that each of our wholly owned TRSs is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board Accounting Standards Codification™, or the Codification. We have concluded that we must consolidate each of our wholly owned TRSs because we are the entity with the power to direct the activities that most significantly impact such VIE’s performance and we have the obligation to absorb the majority of the potential variability in gains and losses of each VIE, with the primary focus on losses, and are therefore the primary beneficiary of each VIE.
We allocate the acquisition cost of each property investment to various property components such as land, buildings and equipment and intangibles based on their relative fair values and each component generally has a different useful life. For acquired real estate, we record building, land, furniture, fixtures and equipment, and, if applicable, the value of acquired in-place leases, the fair market value of above or below market leases and customer relationships at fair value. For transactions that qualify as business combinations we allocate the excess, if any, of the consideration over the fair value of the net assets acquired to goodwill. We base purchase price allocations and the determination of useful lives on our estimates and, under some circumstances, studies from independent real estate appraisers to provide market information and evaluations that are relevant to our purchase price allocations and determinations of useful lives; however, our management is ultimately responsible for the purchase price allocations and determination of useful lives.
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

We periodically evaluate our equity method investment for possible indicators of other than temporary impairment whenever events or changes in circumstances indicate the carrying amount of the investment might not be recoverable. These indicators may include the length of time and degree to which the market value of our investment is below our cost basis, the financial condition of the issuer, our intent and ability to be a long term holder of the investment and other considerations. If the decline in fair value is judged to be other than temporary, we may record an impairment charge to adjust the basis of the investment to its fair value.
We determine the fair value for our long lived assets by evaluating recent financial performance and projecting discounted cash flows using standard industry valuation techniques. These analyses require us to judge whether indicators of impairment exist and to estimate likely future cash flows. If we misjudge or estimate incorrectly or if future operating profitability, market or industry factors differ from our expectations, we may record an impairment charge which is inappropriate, fail to record a charge when we should have done so or the amount of such charges may be inaccurate.
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
We account for income taxes in accordance with the Income Taxes Topic of the Codification. Under this Topic, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We establish valuation allowances to reduce deferred tax assets to the amounts that are expected to be realized when necessary. We have elected to be taxed as a REIT under the IRC and are generally not subject to federal and state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. Despite our qualification for taxation as a REIT, we are subject to income tax in Canada, Puerto Rico and in certain states. Further, we lease our managed hotels to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated tax return and are subject to federal, state and foreign income tax. Our consolidated income tax provision (or benefit) includes the income tax provision (or benefit) related to the operations of the TRSs and state and foreign income taxes incurred by us despite our qualification for taxation as a REIT. The Income Taxes Topic also prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Tax benefits are recognized only to the extent that it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. Tax returns filed for the 2020 through 2023 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.
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

Property and Operating Statistics (dollars in thousands, except hotel statistics)
As of December 31, 2023, we owned and managed a diverse portfolio of hotels and net lease properties across the United States and in Puerto Rico and Canada with 146 distinct brands across 22 industries.
Hotel Portfolio
The following tables summarize the operating statistics, including ADR, RevPAR and occupancy reported to us by our hotel managers by hotel brand for the periods indicated. All operating data presented are based upon the operating results provided by our hotel managers for the indicated periods. We have not independently verified our managers’ operating data.

Comparable Hotels*		No. of Hotels	No. of Rooms or Suites	Occupancy			ADR			RevPAR
				Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
Brand	Service Level			2023	2022	Change	2023	2022	Change	2023	2022	Change
Sonesta Hotels & Resorts®	Full Service	22	7,149	62.4%	60.4%	2.0 pts	$152.48	$150.40	1.4%	$95.15	$90.84	4.7%
Royal Sonesta Hotels®	Full Service	17	5,663	56.5%	52.2%	4.3 pts	237.63	236.07	0.7%	134.26	123.23	9.0%
Radisson® Hotels & Resorts	Full Service	5	1,149	62.5%	64.1%	(1.6) pts	146.45	133.59	9.6%	91.53	85.63	6.9%
Crowne Plaza®	Full Service	1	495	60.6%	54.4%	6.2 pts	141.30	132.27	6.8%	85.63	71.95	19.0%
Country Inn & Suites® by Radisson	Full Service	3	430	65.9%	62.8%	3.1 pts	137.17	136.92	0.2%	90.40	85.99	5.1%
Full Service Total/Average		48	14,886	60.2%	57.4%	2.8 pts	181.71	177.85	2.2%	109.39	102.09	7.2%
Sonesta Select®	Select Service	44	6,427	54.9%	51.6%	3.3 pts	118.45	117.76	0.6%	65.03	60.76	7.0%
Hyatt Place®	Select Service	17	2,107	65.3%	67.4%	(2.1) pts	122.23	119.00	2.7%	79.82	80.21	(0.5)%
Select Service Total/Average		61	8,534	57.5%	55.5%	2.0 pts	119.51	118.13	1.2%	68.72	65.56	4.8%
Sonesta ES Suites®	Extended Stay	60	7,643	67.8%	69.3%	(1.5) pts	128.33	124.90	2.7%	87.01	86.56	0.5%
Sonesta Simply Suites®	Extended Stay	50	6,366	68.5%	71.2%	(2.7) pts	90.63	86.18	5.2%	62.08	61.36	1.2%
Extended Stay Total/Average		110	14,009	68.1%	70.2%	(2.1) pts	111.17	107.21	3.7%	75.71	75.26	0.6%
Comparable Hotels Total/Average		219	37,429	62.6%	61.7%	0.9 pts	$139.86	$135.36	3.3%	$87.55	$83.52	4.8%
*We define comparable hotels as those that were owned by us and were open and operating for the entire periods being compared. For the years ended December 31, 2023 and 2022, our comparable results exclude two hotels; one of the hotels was not owned for the entirety of the periods presented and the other hotel suspended operations during part of the periods presented.

All Hotels*		No. of Hotels	No. of Rooms or Suites	Occupancy			ADR			RevPAR
				Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
Brand	Service Level			2023	2022	Change	2023	2022	Change	2023	2022	Change
Sonesta Hotels & Resorts®	Full Service	23	7,399	62.5%	60.4%	2.1 pts	$157.60	$158.00	(0.3)%	$98.50	$95.43	3.2%
Royal Sonesta Hotels®	Full Service	17	5,663	56.5%	52.2%	4.3 pts	237.63	236.07	0.7%	134.26	123.23	9.0%
Radisson® Hotels & Resorts	Full Service	5	1,149	62.5%	64.1%	(1.6) pts	146.45	133.59	9.6%	91.53	85.63	6.9%
Crowne Plaza®	Full Service	1	495	60.6%	54.4%	6.2 pts	141.30	132.27	6.8%	85.63	71.95	19.0%
Country Inn & Suites® by Radisson	Full Service	3	430	65.9%	62.8%	3.1 pts	137.17	136.92	0.2%	90.40	85.99	5.1%
Full Service Total/Average		49	15,136	60.3%	57.4%	2.9 pts	183.77	181.21	1.4%	110.81	104.01	6.5%
Sonesta Select®	Select Service	44	6,427	54.9%	51.6%	3.3 pts	118.45	117.76	0.6%	65.03	60.76	7.0%
Hyatt Place®	Select Service	17	2,107	65.3%	67.4%	(2.1) pts	122.23	119.00	2.7%	79.82	80.21	(0.5)%
Select Service Total/Average		61	8,534	57.5%	55.5%	2.0 pts	119.51	118.13	1.2%	68.72	65.56	4.8%
Sonesta ES Suites®	Extended Stay	60	7,643	67.8%	69.3%	(1.5) pts	128.33	124.90	2.7%	87.01	86.56	0.5%
Sonesta Simply Suites®	Extended Stay	51	6,464	67.8%	70.4%	(2.6) pts	90.63	86.18	5.2%	61.45	60.67	1.3%
Extended Stay Total/Average		111	14,107	67.8%	69.8%	(2.0) pts	111.17	107.21	3.7%	75.37	74.83	0.7%
All Hotels Total/Average		221	37,777	62.5%	61.6%	0.9 pts	$140.94	$136.89	3.0%	$88.09	$84.32	4.5%
* Includes results of all hotels owned as of December 31, 2023. Excludes the results of hotels sold during the periods presented and includes data for one hotel for periods prior to when we acquired it.

Net Lease Portfolio
As of December 31, 2023, our net lease properties were 97.1% occupied and we had 22 properties available for lease. During the year ended December 31, 2023, we entered into lease renewals for 5,774,455 rentable square feet (214 properties) at weighted (by rentable square feet) average rents that were 9.4% above the prior rents for the same space. The weighted (by rentable square feet) average lease term for these leases was 10.0 years. We also entered into new leases for 161,875 rentable square feet (seven properties) at weighted (by rentable square feet) average rents that were 21.9% above the prior rents for the same space. The weighted (by rentable square feet) average lease term for these leases was 13.0 years.
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
As of December 31, 2023, our net lease tenants operated across 137 brands. The following table identifies the top ten brands based on annualized minimum rent.

	Brand	No. of Properties	Investment (1)	Percent of Total Investment	Annualized Minimum Rent (2)	Percent of Total Annualized Minimum Rent	Rent Coverage (3)
1.	TravelCenters of America Inc.	132	$2,258,977	44.6%	$173,402	46.6%	1.91x	(5)
2.	Petro Stopping Centers	44	1,015,156	20.1%	80,598	21.6%	1.91x	(5)
3.	The Great Escape	14	98,242	1.9%	7,711	2.1%	6.20x
4.	Life Time Fitness	3	92,617	1.8%	5,770	1.5%	2.35x
5.	Buehler's Fresh Foods	5	76,469	1.5%	5,657	1.5%	3.08x
6.	Heartland Dental	59	61,120	1.2%	4,699	1.3%	4.41x
7.	AMC Theatres	6	67,023	1.3%	4,438	1.2%	1.61x
8.	Express Oil Change	23	49,724	1.0%	3,717	1.0%	4.32x
9.	Norms	10	53,673	1.1%	3,693	1.0%	3.35x
10.	Pizza Hut	40	45,285	0.9%	3,422	0.9%	2.25x
11.	Other (4)	416	1,244,409	24.6%	79,212	21.3%	3.64x
	Total	752	$5,062,695	100.0%	$372,319	100.0%	2.46x
(1)Represents the historical cost of our properties plus capital improvements funded by us less impairment write-downs, if any.
(2)See above for our definition of annualized minimum rent.
(3)See page 58 for our definition of coverage.
(4)Consists of 127 distinct brands with an average investment of $2,991 and average annual minimum rent of $190 per property.
(5)Rent coverage information provided by tenant is for all 176 sites on a consolidated basis and is as of December 31, 2023.

As of December 31, 2023, our top ten net lease tenants based on our annualized minimum rent are listed below.

	Tenant	Brand Affiliation	No. of Properties	Investment (1)	Percent of Total Investment	Annualized Minimum Rent (2)	Percent of Total Annualized Minimum Rent (2)	Coverage (3)
1.	TravelCenters of America Inc.	TravelCenters of America / Petro Stopping Centers	176	$3,274,133	64.7%	$254,000	68.2%	1.91	x	(4)
2.	Universal Pool Co., Inc.	The Great Escape	14	98,242	1.9%	7,711	2.1%	6.20	x
3.	Healthy Way of Life II, LLC	Life Time Fitness	3	92,617	1.8%	5,770	1.5%	2.35	x
4.	Styx Acquisition, LLC	Buehler's Fresh Foods	5	76,469	1.5%	5,657	1.5%	3.08	x
5.	Professional Resource Development, Inc.	Heartland Dental	59	61,120	1.2%	4,699	1.3%	4.41	x
6.	American Multi-Cinema, Inc.	AMC Theatres	6	67,023	1.3%	4,438	1.2%	1.61	x
7.	Express Oil Change, L.L.C.	Express Oil Change	23	49,724	1.0%	3,717	1.0%	4.32	x
8.	Norms Restaurants, LLC	Norms	10	53,673	1.1%	3,693	1.0%	3.35	x
9.	Pilot Travel Centers LLC	Flying J Travel Plaza	3	41,681	0.8%	3,247	0.9%	5.02	x
10.	Automotive Remarketing Group, Inc.	America's Auto Auction	6	38,314	0.8%	3,216	0.9%	7.09	x
	Subtotal, Top 10		305	3,852,996	76.1%	296,148	79.6%	2.23	x
11.	Other (5)	Various	447	1,209,699	23.9%	76,171	20.4%	3.38	x
	Total		752	$5,062,695	100.0%	$372,319	100.0%	2.46	x
(1)Represents the historical cost of our net lease properties plus capital improvements funded by us less impairment write-downs, if any.
(2)See page 67 for our definition of annualized minimum rent.
(3)See page 58 for our definition of coverage.
(4)TA is our largest tenant. We lease 176 travel centers (132 under the TravelCenters of America brand and 44 under the Petro Stopping Centers brand) to a subsidiary of TA under five master leases that expire in 2033. TA has five renewal options for 10 years each for all of the travel centers under each lease. BP Corporation North America Inc. guarantees payments under each of the five master leases. The aggregate guaranty as of December 31, 2023 was approximately $3,037,475. Annualized minimum rent excludes the impact of rents prepaid by TA. Rent coverage was 1.83x, 1.92x, 1.97x, 2.07x and 1.79x, for our TA leases no. 1, no. 2, no. 3, no. 4 and no. 5, respectively. Rent coverage is as of December 31, 2023.
(5)Consists of 165 tenants with an average investment of $2,706 and an average annual minimum rent of $170 per property.

As of December 31, 2023, our net lease tenants operated across 21 distinct industries within the service-focused retail sector of the U.S. economy.

	Industry	No. of Properties	Investment (1)	Percent of Total Investment	Annualized Minimum Rent (2)	Percent of Total Annualized Minimum Rent (2)	Coverage (3)
1.	Travel Centers	179	$3,315,815	65.4%	$257,248	69.1%	1.95x	(4)
2.	Restaurants - Quick Service	211	285,896	5.6%	19,435	5.1%	3.08x
3.	Restaurants - Casual Dining	52	186,184	3.7%	11,624	3.0%	2.85x
5.	Home Goods and Leisure	20	121,128	2.4%	10,465	2.7%	4.97x
4.	Health and Fitness	13	186,365	3.7%	9,501	2.6%	1.97x
6.	Grocery Stores	19	129,152	2.6%	9,223	2.5%	3.66x
7.	Movie Theaters	16	149,345	2.9%	8,666	2.3%	1.88x
8.	Medical, Dental Office	70	104,042	2.1%	8,053	2.2%	3.52x
9.	Automotive Equipment and Services	64	107,054	2.1%	7,651	2.1%	4.44x
10.	Automotive Dealers	8	62,656	1.2%	4,964	1.3%	6.24x
11.	Educational Services	8	54,759	1.1%	4,356	1.2%	1.51x
12.	Entertainment	4	61,436	1.2%	4,329	1.2%	3.17x
13.	General Merchandise Stores	4	55,457	1.1%	3,929	1.1%	2.85x
14.	Building Materials	29	33,464	0.7%	2,834	0.8%	7.27x
15.	Car Washes	6	30,798	0.6%	2,367	0.6%	3.00x
16.	Miscellaneous Manufacturing	5	24,156	0.5%	1,362	0.4%	15.00x
17.	Drug Stores and Pharmacies	6	17,111	0.3%	1,122	0.3%	1.23x
18.	Legal Services	5	11,362	0.2%	1,075	0.3%	5.49x
19.	Sporting Goods	3	17,742	0.4%	718	0.2%	3.69x
20.	Dollar Stores	3	2,971	0.1%	189	0.1%	2.46x
21.	Other (5)	5	27,244	0.5%	3,208	0.9%	5.60x
	Vacant	22	78,558	1.6%	—	—%	—x
	Total	752	$5,062,695	100.0%	$372,319	100.0%	2.46x
(1)Represents the historical cost of our net lease properties plus capital improvements funded by us less impairment write-downs, if any.
(2)See page 67 for our definition of annualized minimum rent.
(3)See page 58 for our definition of coverage.
(4)Rent coverage for TA is as of December 31, 2023.
(5)Consists of miscellaneous businesses with an average investment of $5,449 per property.

As of December 31, 2023, lease expirations at our net lease properties by year are as follows.

Year(1)	Number of Properties	Square Feet	Annualized Minimum Rent Expiring (2)	Percent of Total Annualized Minimum Rent Expiring	Cumulative Percent of Total Minimum Rent Expiring
2024	37	586,223	$7,966	2.1%	2.1%
2025	28	461,687	9,077	2.4%	4.5%
2026	113	1,061,593	11,964	3.2%	7.7%
2027	37	939,989	12,508	3.4%	11.1%
2028	26	670,157	10,840	2.9%	14.0%
2029	55	292,899	5,864	1.6%	15.6%
2030	31	138,590	4,208	1.1%	16.7%
2031	22	372,186	4,740	1.3%	18.0%
2032	36	143,954	2,965	0.8%	18.8%
2033	212	5,349,669	257,991	69.4%	88.2%
2034	17	308,491	4,587	1.2%	89.4%
2035	42	1,145,818	18,835	5.1%	94.5%
2036	12	297,074	5,271	1.4%	95.9%
2037	7	296,403	2,147	0.6%	96.5%
2038	7	66,700	1,254	0.3%	96.8%
2039	10	140,780	3,364	0.9%	97.7%
2040	18	115,142	2,406	0.6%	98.3%
2041	6	216,040	2,225	0.6%	98.9%
2042	—	—	—	—%	98.9%
2043	1	57,543	155	—%	98.9%
2044	3	126,116	259	0.1%	99.0%
2045	10	63,490	3,693	1.0%	100.0%
Total	730	12,850,544	$372,319	100.0%
(1)The year of lease expiration is pursuant to contract terms.
(2)See page 67 for our definition of annualized minimum rent.
As of December 31, 2023, shown below is the list of our top ten states where our net lease properties are located. No other state represents more than 3% of our net lease annualized minimum rents.

State	Number of Properties	Square Feet	Annualized Minimum Rent (1)	Percent of Total Annualized Minimum Rent
Texas	55	1,168,354	$33,419	9.0%
Ohio	39	1,368,924	27,031	7.3%
Illinois	56	1,010,047	26,995	7.3%
California	22	399,045	25,283	6.8%
Georgia	73	590,245	20,451	5.5%
Florida	46	529,040	16,600	4.5%
Arizona	25	476,651	16,413	4.4%
Pennsylvania	28	544,003	15,437	4.1%
Indiana	40	620,950	15,331	4.1%
New Mexico	16	246,478	11,602	3.1%
Other	352	6,387,435	163,757	43.9%
Total	752	13,341,172	$372,319	100.0%
(1)See page 67 for our definition of annualized minimum rent.
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

Impact of Climate Change
Concerns about climate change have resulted in various treaties, laws and regulations that are intended to limit carbon emissions and address other environmental concerns. These and other laws may cause energy or other costs at our properties to increase. We do not expect the direct impact of these increases to be material to our results of operations, because the increased costs either would be the responsibility of our tenants or managers directly or in the longer term, passed through and paid by customers of our properties. Although we do not believe it is likely in the foreseeable future, laws that have been enacted or may be enacted in the future to mitigate climate change may make some of our buildings obsolete or cause us to make material investments in our properties, which could materially and adversely affect our financial condition or the financial condition of our tenants or managers and their ability to pay rent or returns to us.
We are environmentally conscious and aware of the impact our properties have on the environment. We and our tenants and managers have implemented numerous initiatives to encourage recycling of plastics, paper and metal or glass containers; we have programs to encourage reduced water and energy use at a hotel guest’s option by not laundering towels and linens every day and monitoring lights and thermostats when rooms are not in use. When we renovate our hotels we generally use energy efficient products including but not limited to lighting, windows and HVAC equipment and many of the appliances in our extended stay hotels are Energy Star rated. We or our tenants or managers have also installed car battery charging stations at some of the properties to accommodate environmentally aware customers.
In an effort to reduce the effects of any increased energy costs in the future, we continuously study ways to improve the energy efficiency at all of our properties. Our property manager, RMR, is a member of the Energy Star program, a joint program of the U.S. Environmental Protection Agency and the U.S. Department of Energy that is focused on promoting energy efficiency at commercial properties through its “Energy Star” partner program, and a member of the U.S. Green Building Council, a nonprofit organization focused on promoting energy efficiency at commercial properties through its Leadership in Energy and Environmental Design, or LEED®, green building program. In addition, Sonesta supports the American Hotel & Lodging Association’s Responsible Stay initiative focused on energy efficiency, waste reduction, water conservation and responsible sourcing practices.
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
Funds From Operations and Normalized Funds From Operations
We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, which is net income (loss), calculated in accordance with GAAP, excluding any gain or loss on sale of real estate and loss on impairment of real estate assets, if any, plus real estate depreciation and amortization, less any gains and losses on equity securities, as well as adjustments to reflect our share of FFO attributable to an investee and certain other adjustments currently not applicable to us. In calculating Normalized FFO, we adjust for the items shown below. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to satisfy our REIT distribution requirements, the availability to us of debt and equity capital, our dividend yield, and to the dividend yield of other REITs, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. Other real estate companies and REITs may calculate FFO and Normalized FFO differently than we do.

Our calculations of FFO and Normalized FFO for the years ended December 31, 2023 and 2022 and reconciliations of net loss, the most directly comparable financial measure under GAAP reported in our consolidated financial statements, to those amounts appear in the following table (amounts in thousands, except per share amounts).

		Year Ended December 31,
		2023	2022
Net loss		$(32,779)	$(132,381)
Add (Less):	Depreciation and amortization expense	384,060	401,108
	Gain on sale of real estate, net	(43,239)	(47,818)
	Loss on asset impairment, net	9,544	10,989
	(Gain) loss on equity securities, net	(48,837)	8,104
	Adjustments to reflect our share of FFO attributable to an investee	3,943	3,723
FFO		272,692	243,725
Add (Less):	Transaction related costs	(1,623)	1,920
	Loss on early extinguishment of debt	1,524	791
	Adjustments to reflect our share of Normalized FFO attributable to an investee	1,825	1,037
Normalized FFO		$274,418	$247,473

Weighted average shares outstanding (basic and diluted)		164,988	164,738

Basic and diluted per common share amounts:
Net loss		$(0.20)	$(0.80)
FFO		$1.65	$1.48
Normalized FFO		$1.66	$1.50
	Distributions declared per share	$0.80	$0.23

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (dollars in thousands)
We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Other than as described below, we do not currently foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.
Fixed Rate Debt
At December 31, 2023, our outstanding fixed rate debt consisted of the following:

Debt	Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
Senior unsecured notes	$350,000	4.500%	$15,750	2025	Semi-Annually
Senior unsecured notes	800,000	7.500%	60,000	2025	Semi-Annually
Senior unsecured notes	350,000	5.250%	18,375	2026	Semi-Annually
Senior unsecured notes	450,000	4.750%	21,375	2026	Semi-Annually
Senior unsecured notes	400,000	4.950%	19,800	2027	Semi-Annually
Senior unsecured notes	450,000	5.500%	24,750	2027	Semi-Annually
Senior unsecured notes	400,000	3.950%	15,800	2028	Semi-Annually
Net lease mortgage notes	608,569	5.600%	34,080	2028	Monthly
Senior unsecured notes	425,000	4.950%	21,038	2029	Semi-Annually
Senior unsecured notes	400,000	4.375%	17,500	2030	Semi-Annually
Senior secured notes	1,000,000	8.625%	86,250	2031	Semi-Annually
	$5,633,569		$334,718
No principal repayments are due under our unsecured or secured senior notes until maturity. Our net lease mortgage notes require principal and interest payments through maturity pursuant to amortization schedules. Because these notes require interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are one percentage point higher than the rates shown above, our per annum interest cost would increase by approximately $56,336. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. In response to significant and prolonged increases in inflation, the U.S. Federal Reserve has raised interest rates multiple times since the beginning of 2022. Although the U.S. Federal Reserve has indicated that it may lower interest rates in 2024, we cannot be sure that it will do so, and interest rates may remain at the current high levels or continue to increase. Based on the balances outstanding at December 31, 2023 and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point change in interest rates would change the fair value of those debt obligations by approximately $174,526.
Our fixed rate debt arrangements may allow us to make repayments earlier than the stated maturity date. In some cases, we are not allowed to make early repayment prior to a cutoff date and we are generally allowed to make prepayments only at a premium equal to a make whole amount, as defined, which is generally designed to preserve a stated yield to the noteholder. Also, we have in the past repurchased and retired some of our outstanding debts and we may do so again in the future. These prepayment rights and our ability to repurchase and retire outstanding debt may afford us opportunities to mitigate the risks of refinancing our debts at their maturities at higher rates by refinancing prior to maturity.
Floating Rate Debt
At December 31, 2023, we had no amounts outstanding under our revolving credit facility. The maturity date of our revolving credit facility is June 29, 2027, and, subject to our meeting certain conditions, including our payment of an extension fee, we have an option to extend the stated maturity date of the facility by two six-month periods. No principal repayments are required under our revolving credit facility prior to maturity and repayments may be made and redrawn subject to conditions at any time without penalty.
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

The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of December 31, 2023 if we were fully drawn on our revolving credit facility:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact (2)
At December 31, 2023	7.88%	$650,000	$51,220	$0.31
One percentage point increase	8.88%	$650,000	$57,720	$0.35
(1)Based on SOFR plus a premium, which was 250 basis points per annum at December 31, 2023.
(2)Based on diluted weighted average common shares outstanding for the year ended December 31, 2023.
The foregoing table shows the impact of an immediate change in floating interest rates as of December 31, 2023. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts under our revolving credit facility or other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.
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
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, we believe that, as of December 31, 2023, our internal control over financial reporting is effective.
Deloitte & Touche LLP, the independent registered public accounting firm that audited our 2023 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.
Item 9B. Other Information
During the three months ended December 31, 2023, none of our Trustees or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
We have a Code of Conduct that applies to our officers and Trustees. Our Code of Conduct is posted on our website, www.svcreit.com. A printed copy of our Code of Conduct is also available free of charge to any person who requests a copy by writing to: Secretary, Service Properties Trust, Two Newton Place, 255 Washington Street, Suite 300, Newton, MA 02458-1634. We intend to satisfy the requirements under Item 5.05 of Form 8-K regarding disclosure of amendments to, or waivers from, provisions of our Code of Conduct that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website.
The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement.
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to our definitive Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information. We may grant common shares to our officers, other employees of RMR and officers or employees of Sonesta under our Amended and Restated 2012 Equity Compensation Plan, or the 2012 Plan. In addition, each of our Trustees receives common shares as part of his or her annual compensation for serving as a Trustee and such shares are awarded under the 2012 Plan. The terms of awards made under the 2012 Plan are determined by the Compensation Committee of our Board of Trustees at the time of the award. The following table is as of December 31, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securityholders — 2012 Plan	None.	None.	1,084,131 (1)
Equity compensation plans not approved by securityholders	None.	None.	None.
Total	None.	None.	1,084,131 (1)
(1)Consists of common shares available for issuance pursuant to the terms of the 2012 Plan. Share awards that are repurchased or forfeited will be added to the common shares available for issuance under the 2012 Plan.
Payments by us to our officers, other employees of RMR and officers or employees of Sonesta are described in Notes 7 and 9 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K. The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement.

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
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)    Index to Financial Statements and Financial Statement Schedules
The following consolidated financial statements and financial statement schedule and notes of Service Properties Trust are included on the pages indicated:
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.
Significant Tenant
TA, which was acquired by BP, a subsidiary of BP p.l.c., or BP Parent, on May 15, 2023, is the lessee of 28.8% of our real estate properties, at historical cost, as of December 31, 2023. BP Corporation North America Inc. guarantees payment under each of the leases with TA, subject to a cap.
Financial information about BP may be found on the SEC’s website by entering BP Parent’s name at http://www.sec.gov/edgar/searchedgar/companysearch.html. Reference to BP Parent’s financial information on this external website is presented to comply with applicable accounting regulations of the SEC. Except for such financial information contained therein as is required to be included herein under such regulations, BP Parent’s public filings and other information located in external websites are not incorporated by reference into these financial statements. See Notes 4, 5 and 9 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for further information relating to our leases with TA.

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

4.4
Indenture, dated as of February 3, 2016, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association). (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 4, 2016.)

4.5
Second Supplemental Indenture, dated as of February 3, 2016, between the Company and U.S. Bank National Association, relating to the Company’s 5.25% Senior Notes due 2026, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 4, 2016.)

4.6
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

4.8
Fifth Supplemental Indenture, dated as of February 2, 2018, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 4.375% Senior Notes due 2030, including form thereof. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.)

4.9
Seventh Supplemental Indenture, dated as of September 18, 2019, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 4.750% Senior Notes due 2026, including form thereof.(Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 18, 2019.)

4.10
Eighth Supplemental Indenture, dated as of September 18, 2019, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 4.950% Senior Notes due 2029, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 18, 2019.)

4.11
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

4.12
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

4.13
Supplemental Indenture, dated as of October 9, 2020, among the Company, Banner NewCo LLC, SVCN 3 LLC and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 7.50% Senior Notes due 2025. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.)

4.14
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

4.15
Supplemental Indenture, dated as of January 29, 2021, among the Company, SVC Gatehall Drive TRS LLC and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 7.50% Senior Notes due 2025. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.)

4.16
Supplemental Indenture, dated as of July 8, 2021, among the Company, SVCN 1 LLC, SVCN 4 LLC and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 7.50% Senior Notes due 2025. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.)

4.17
Supplemental Indenture, dated as of October 28, 2021, among the Company, SVC Minneapolis TRS LLC and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 7.50% Senior Notes due 2025. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.)

4.18
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

4.24
Indenture, dated as of November 16, 2023, between the Company and U.S. Bank Trust Company, National Association, relating to the Company’s 8.625% Senior Secured Notes due 2031, including form thereof. (Filed herewith.)

4.25
Registration Rights and Lock-Up Agreement, dated as of June 5, 2015, among the Company, ABP Trust (f/k/a Reit Management & Research Trust) and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2015.)

4.26	Description of Securities. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.)

8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)

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

10.4	Service Properties Trust Amended and Restated 2012 Equity Compensation Plan. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 16, 2022.)

10.5	Form of Share Award Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.)

10.6	Form of Share Award Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.)

10.7	Form of Share Award Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.)

10.8	Form of Indemnification Agreement. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.)

10.9
Third Amended and Restated Credit Agreement, dated as of June 29, 2023, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other institutions party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 6, 2023.)

10.10
Incremental Revolving Commitment Assumption Agreement, dated as of July 5, 2023, among the Company, certain of its subsidiaries party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other institutions party thereto. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 6, 2023.)

10.11
First Amendment to Third Amended and Restated Credit Agreement, dated as of November 3, 2023, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other institutions party thereto. (Filed herewith.)

10.12
Amended and Restated Pledge Agreement, dated as of June 29, 2023, between the Company, certain of its direct and indirect subsidiaries and Wells Fargo Bank, National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 6, 2023.)

10.13
Release of Certain Guarantors, dated as of October 1, 2020, by U.S. Bank Trust Company, National Association (f/k/a U.S. Bank National Association). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.)

10.14
Release of Certain Guarantors, dated as of November 13, 2020, among the Company, certain subsidiaries of the Company named therein and U.S. Bank Trust Company, National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 17, 2020.)

10.15
Release of Certain Guarantors, dated as of September 28, 2023, by U.S. Bank Trust Company, National Association (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.)

10.16
Release of Certain Guarantors, dated as of September 28, 2023, by U.S. Bank Trust Company, National Association (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.)

10.17
Transaction Agreement, dated as of February 27, 2020, between Sonesta Holdco Corporation and the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.)

10.18
Stockholders Agreement, dated as of February 27, 2020, by and among Sonesta Holdco Corporation, the Company, SVC Holdings LLC, Adam D. Portnoy and Diane Portnoy, as trustee of the Diane Portnoy 2019 Revocable Trust under agreement dated May 28, 2019. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.)

10.19
Representative Form of Amended and Restated Management Agreement among Sonesta International Hotels Corporation, Cambridge TRS, Inc., HPT CY TRS, Inc., HPT TRS IHG-2, Inc. and HRP TRS MRP, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 10, 2022.) (Schedules thereto incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.) (Schedule of applicable agreements incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.)

10.20
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

10.21
Third Amended and Restated Lease Agreement No. 1, dated as of May 15, 2023, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.)

10.22
Second Amended and Restated Guaranty Agreement, dated as of May 15, 2023, by BP Corporation North America Inc. for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (relating to Third Amended and Restated Lease Agreement No. 1). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.)

10.23
Third Amended and Restated Lease Agreement No. 2, dated as of May 15, 2023, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.)

10.24
Second Amended and Restated Guaranty Agreement, dated as of May 15, 2023, by BP Corporation North America Inc. for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (relating to Third Amended and Restated Lease Agreement No. 2). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.)

10.25
Third Amended and Restated Lease Agreement No. 3, dated as of May 15, 2023, between SVC HYB Lease Pool 3 LLC and TA Operating LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.)

10.26
Second Amended and Restated Guaranty Agreement, dated as of May 15, 2023, by BP Corporation North America Inc. for the benefit of SVC HYB Lease Pool 3 LLC (relating to Third Amended and Restated Lease Agreement No. 3). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.)

10.27
Third Amended and Restated Lease Agreement No. 4, dated as of May 15, 2023, between SVC HYB Lease Pool 4 LLC and TA Operating LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.)

10.28
Second Amended and Restated Guaranty Agreement, dated as of May 15, 2023, by BP Corporation North America Inc. for the benefit of SVC HYB Lease Pool 4 LLC (relating to Third Amended and Restated Lease Agreement No. 4). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.)

10.29
Second Amended and Restated Lease Agreement No. 5, dated as of May 15, 2023, among Highway Ventures Properties Trust, Highway Ventures Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.)

10.30
Second Amended and Restated Guaranty Agreement, dated as of May 15, 2023, by BP Corporation North America Inc. for the benefit of Highway Ventures Properties Trust and Highway Ventures Properties LLC (relating to Second Amended and Restated Lease Agreement No. 5). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.)

10.31
Consent and Amendment Agreement, dated as of February 15, 2023, among the Company, HPT TA Properties Trust, HPT TRS Inc., HPT TA Properties LLC, Highway Ventures Properties Trust, Highway Ventures Properties LLC, TravelCenters of America Inc., TA Operating LLC and BP Products North America Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 21, 2023.)

21.1	Subsidiaries of the Company. (Filed herewith.)

22.1	List of Subsidiary Guarantors. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.)

23.1	Consent of Deloitte & Touche LLP. (Filed herewith.)

23.2	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

97.1	Clawback Policy. (Filed herewith.)

99.1
Registration Rights Agreement, dated as of February 27, 2020, among Sonesta Holdco Corporation, the Company and SVC Holdings LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.)

99.2	Letter Agreement, dated as of February 10, 2023, among the Company and The RMR Group LLC. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.)

99.3	Letter Agreement, dated as of May 1, 2023, between the Company and The RMR Group LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File. (Formatted as Inline XBRL and contained in Exhibit 101.)
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
Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholders of Service Properties Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Service Properties Trust (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income (loss), shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
The Company’s investments in real estate properties were $6.6 billion, net of accumulated depreciation of $3.2 billion as of December 31, 2023. The Company’s investments in real estate assets are evaluated for impairment periodically or when events or changes in circumstances indicate that the carrying amount of a real estate asset may not be recoverable. Impairment indicators may include declining tenant occupancy, weak or declining profitability from the property, decreasing tenant cash flows or liquidity, the Company’s decision to dispose of an asset before the end of its estimated useful life, and legislative, market or industry changes that could permanently reduce the value of an asset. If indicators of impairment are identified for any real estate asset, the Company evaluates the recoverability of that real estate asset by comparing undiscounted future cash flows expected to be generated by the real estate asset over the Company’s expected remaining hold period to the respective carrying amount. The Company’s undiscounted future cash flows analysis requires management to make significant estimates and assumptions related to expected remaining hold periods, market rents, and terminal capitalization rates.
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
•We evaluated the reasonableness of management’s undiscounted future cash flows analysis by developing an independent expectation of future undiscounted cash flows based on third party market data and compared that independent estimate to the carrying amount of the real estate asset or group of assets with indicators of impairment. We compared our analysis of the recoverability of the real estate asset or group of assets to the Company’s analysis.
•We made inquiries of management about the current status of potential transactions and about management’s judgments to understand the probability of future events that could affect the expected remaining hold period and other cash flow assumptions for the properties.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 28, 2024

We have served as the Company’s auditor since 2020.

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholders of Service Properties Trust
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Service Properties Trust (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 28, 2024, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 28, 2024

SERVICE PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31,
	2023	2022
ASSETS
Real estate properties:
Land	$1,972,145	$1,902,587
Buildings, improvements and equipment	7,814,192	7,658,282
Total real estate properties, gross	9,786,337	9,560,869
Accumulated depreciation	(3,181,797)	(2,970,133)
Total real estate properties, net	6,604,540	6,590,736
Acquired real estate leases and other intangibles, net	130,622	252,357
Assets held for sale	10,500	121,905
Cash and cash equivalents	180,119	38,369
Restricted cash	17,711	7,051
Equity method investment	113,304	112,617
Investment in equity securities	—	53,055
Due from related persons	6,376	35,033
Other assets, net	292,944	277,068
Total assets	$7,356,116	$7,488,191

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$—	$—
Senior secured notes, net	968,017	—
Senior unsecured notes, net	3,993,327	5,655,530
Mortgage notes payable, net	558,876	—
Accounts payable and other liabilities	587,005	425,960
Due to related persons	22,758	17,909
Total liabilities	6,129,983	6,099,399

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 165,769,595 and 165,452,566 shares issued and outstanding, respectively	1,658	1,655
Additional paid in capital	4,557,473	4,554,861
Cumulative other comprehensive income	2,318	2,383
Cumulative net income	2,470,500	2,503,279
Cumulative common distributions	(5,805,816)	(5,673,386)
Total shareholders’ equity	1,226,133	1,388,792
Total liabilities and shareholders’ equity	$7,356,116	$7,488,191
The accompanying notes are an integral part of these consolidated financial statements.

SERVICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Hotel operating revenues	$1,478,034	$1,467,344	$1,104,678
Rental income	395,829	395,667	390,902
Total revenues	1,873,863	1,863,011	1,495,580

Expenses:
Hotel operating expenses	1,223,906	1,227,357	1,010,737
Net lease operating expenses	17,663	13,176	15,658
Depreciation and amortization	384,060	401,108	485,965
General and administrative	45,397	44,404	53,439
Transaction related costs	(1,623)	1,920	64,764
Loss on asset impairment, net	9,544	10,989	78,620
Total expenses	1,678,947	1,698,954	1,709,183

Gain on sale of real estate, net	43,239	47,818	11,522
Gain (loss) on equity securities, net	48,837	(8,104)	22,535
Interest income	20,979	3,379	664
Interest expense (including amortization of debt issuance costs, discounts and premiums of $25,710, $19,375 and $21,036, respectively)	(336,342)	(341,795)	(365,721)
Loss on early extinguishment of debt	(1,524)	(791)	—
Loss before income tax benefit and equity in (losses) earnings of an investee	(29,895)	(135,436)	(544,603)
Income tax benefit	1,498	199	941
Equity in (losses) earnings of an investee	(4,382)	2,856	(941)
Net loss	(32,779)	(132,381)	(544,603)
Other comprehensive (loss) income:
Equity interest in investee’s unrealized (losses) gains	(65)	1,604	1,539
Other comprehensive (loss) income	(65)	1,604	1,539
Comprehensive loss	$(32,844)	$(130,777)	$(543,064)

Weighted average common shares outstanding (basic and diluted)	164,988	164,738	164,566

Net loss per common share (basic and diluted)	$(0.20)	$(0.80)	$(3.31)
The accompanying notes are an integral part of these consolidated financial statements.

SERVICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)

				Additional Paid in Capital	Cumulative Net Income	Cumulative Other Comprehensive Income (Loss)
	Number of Shares	Common Shares	Cumulative Common Distributions
							Total
Balance at December 31, 2020	164,823,833	$1,648	$(5,628,746)	$4,550,385	$3,180,263	$(760)	$2,102,790
Net loss	—	—	—	—	(544,603)	—	(544,603)
Equity interest in investee’s unrealized gains	—	—	—	—	—	1,539	1,539
Common share grants	340,700	3	—	2,964	—	—	2,967
Common share repurchases	(71,100)	—	—	(790)	—	—	(790)
Common share forfeitures	(1,100)	—	—	(1)	—	—	(1)
Distributions	—	—	(6,596)	—	—	—	(6,596)
Balance at December 31, 2021	165,092,333	1,651	(5,635,342)	4,552,558	2,635,660	779	1,555,306
Net loss	—	—	—	—	(132,381)	—	(132,381)
Equity interest in investee’s unrealized gains	—	—	—	—	—	1,604	1,604
Common share grants	433,500	4	—	2,784	—	—	2,788
Common share repurchases	(69,867)	—	—	(470)	—	—	(470)
Common share forfeitures	(3,400)	—	—	(11)	—	—	(11)
Distributions	—	—	(38,044)	—	—	—	(38,044)
Balance at December 31, 2022	165,452,566	1,655	(5,673,386)	4,554,861	2,503,279	2,383	1,388,792
Net loss	—	—	—	—	(32,779)	—	(32,779)
Equity interest in investee’s unrealized losses	—	—	—	—	—	(65)	(65)
Common share grants	438,000	4	—	3,478	—	—	3,482
Common share repurchases	(98,571)	(1)	—	(801)	—	—	(802)
Common share forfeitures	(22,400)	—	—	(65)	—	—	(65)
Distributions	—	—	(132,430)	—	—	—	(132,430)
Balance at December 31, 2023	165,769,595	$1,658	$(5,805,816)	$4,557,473	$2,470,500	$2,318	$1,226,133
The accompanying notes are an integral part of these consolidated financial statements.

SERVICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(32,779)	$(132,381)	$(544,603)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	384,060	401,108	485,965
Net amortization of debt issuance costs, discounts and premiums as interest	25,710	19,375	21,036
Straight line rental income	(13,165)	7,767	2,621
Loss on early extinguishment of debt	1,524	791	—
Loss on asset impairment, net	9,544	10,989	78,620
(Gains) losses on equity securities, net	(48,837)	8,104	(22,535)
Equity in losses (earnings) of an investee	4,382	(2,856)	941
Gain on sale of real estate, net	(43,239)	(47,818)	(11,522)
Deferred income taxes	(1,291)	(1,091)	(1,688)
Other non-cash income expense, net	(1,706)	(2,427)	(2,625)
Changes in assets and liabilities:
Due from related persons	21,135	(8)	(5,875)
Other assets	35,693	3,841	60,182
Accounts payable and other liabilities	144,079	(11,512)	(5,061)
Due to related persons	439	(10,755)	(5,552)
Net cash provided by operating activities	485,549	243,127	49,904

Cash flows from investing activities:
Acquisition of real estate properties	(165,866)	(2,766)	(7,709)
Proceeds from sale of TravelCenters of America Inc. common shares	101,892	—	—
Proceeds from sale of tradenames and trademarks	89,400	—	—
Real estate improvements	(200,894)	(103,646)	(95,017)
Hotel managers’ purchases with restricted cash	(5,407)	(4,952)	(24,565)
Net proceeds from sale of real estate	156,432	554,087	51,412
Investment in Sonesta	(5,134)	(45,470)	(25,443)
Distributions in excess of earnings from Affiliates Insurance Company	—	—	12
Net cash (used in) provided by investing activities	(29,577)	397,253	(101,310)

Cash flows from financing activities:
Proceeds from mortgage notes payable, net of discounts	576,946	—	—
Repayment of mortgage notes payable	(1,631)	—	—
Proceeds from senior secured notes, net of discounts	985,900	—	—
Repayment of senior unsecured notes	(1,675,000)	(500,000)	—
Borrowings under revolving credit facility	—	20,000	984,027
Repayments of revolving credit facility	—	(1,020,000)	(62,451)
Payment of debt issuance costs	(56,545)	(3,864)	(6,822)
Repurchase of common shares	(802)	(470)	(790)
Distributions to common shareholders	(132,430)	(38,044)	(6,596)
Net cash (used in) provided by financing activities	(303,562)	(1,542,378)	907,368
Increase (decrease) in cash and cash equivalents and restricted cash	152,410	(901,998)	855,962
Cash and cash equivalents and restricted cash at beginning of year	45,420	947,418	91,456
Cash and cash equivalents and restricted cash at end of year	$197,830	$45,420	$947,418
The accompanying notes are an integral part of these consolidated financial statements.

SERVICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows:
Cash and cash equivalents	$180,119	$38,369	$944,043
Restricted cash	17,711	7,051	3,375
Total cash and cash equivalents and restricted cash	$197,830	$45,420	$947,418

Supplemental cash flow information:
Cash paid for interest	$314,323	$334,264	$344,043
Cash paid for income taxes	1,365	1,643	3,412

Non-cash investing activities:
Real estate improvements accrued, not paid	$47,868	$18,704	$7,777
The accompanying notes are an integral part of these consolidated financial statements.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1. Organization
Service Properties Trust, or we, us or our, is a real estate investment trust, or REIT, organized on February 7, 1995 under the laws of the State of Maryland, which invests in hotels and service-focused retail net lease properties. At December 31, 2023, we owned, directly and through our subsidiaries, 221 hotels and 752 service-focused retail net lease properties.
At December 31, 2023, all 221 of our hotels were managed by subsidiaries of the following companies: Sonesta Holdco Corporation, or Sonesta, (195 hotels), Hyatt Hotels Corporation, or Hyatt (17 hotels), Radisson Hospitality, Inc., or Radisson (eight hotels), and InterContinental Hotels Group, plc, or IHG (one hotel). At December 31, 2023, we owned 752 service-focused retail net lease properties with 175 tenants, including 176 travel centers leased to TravelCenters of America Inc., or TA, our largest tenant. Hereinafter, these companies are sometimes referred to as our managers and/or tenants, or collectively, operators.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation. These consolidated financial statements include our accounts and the accounts of our subsidiaries, all of which are 100% owned directly or indirectly by us. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.
We have determined that each of our wholly owned taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification™, or the Codification. We have concluded that we must consolidate each of our wholly owned TRSs because we are the entity with the power to direct the activities that most significantly impact such VIEs’ performance and we have the obligation to absorb losses or the right to receive benefits from each VIE that could be significant to the VIE and are, therefore, the primary beneficiary of each VIE. The assets of our TRSs were $142,789 and $142,542 as of December 31, 2023 and 2022, respectively, and consist primarily of our TRS’s investment in Sonesta’s common stock and amounts due from and working capital advances to certain of our hotel managers. The liabilities of our TRSs were $81,262 and $82,454 as of December 31, 2023 and 2022, respectively, and consist primarily of amounts payable to certain of our hotel managers. The assets of our TRSs are available to satisfy our TRSs’ obligations and we have guaranteed certain obligations of our TRSs.
Use of Estimates. The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in our consolidated financial statements include the allowance for credit losses, purchase price allocations, useful lives of fixed assets and impairment of real estate and related intangibles.
Real Estate Properties. We record real estate properties at cost less impairments, if any. We record the cost of real estate acquired at the relative fair value of building, land, furniture, fixtures and equipment, and, if applicable, acquired in place leases, above or below market leases and customer relationships. We determine the fair value of each property using methods similar to those used by independent appraisers, which may involve estimated cash flows that are based on a number of factors, including capitalization rates and discount rates, among others. For transactions that qualify as business combinations, we allocate the excess, if any, of the consideration over the fair value of the net assets acquired to goodwill. We depreciate real estate properties on a straight line basis over estimated useful lives of up to 40 years for buildings and improvements and up to 12 years for personal property and we amortize finite lived intangible assets over the shorter of their useful lives or the term of the associated lease. In some circumstances, we engage independent real estate appraisal firms to provide market information and evaluations which are relevant to our purchase price allocations and determination of useful lives; however, we are ultimately responsible for the purchase price allocations and determinations of useful lives.
We regularly evaluate whether events or changes in circumstances have occurred that could indicate an impairment in the value of our real estate properties. These indicators may include weak or declining operating profitability, cash flows or liquidity, our decision to dispose of an asset before the end of its estimated useful life or market or industry changes that could permanently reduce the value of our investments. If there is an indication that the carrying value of a property is not recoverable, we estimate the projected undiscounted cash flows of the asset to determine if an impairment loss should be recognized. We determine the amount of an impairment loss by comparing the historical carrying value of the property to its estimated fair value. We estimate fair value by evaluating recent financial performance and projecting discounted cash flows of properties using standard industry valuation techniques. In addition to consideration of impairment upon the events or changes in circumstances described above, we regularly evaluate the remaining lives of our real estate properties. If we change

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
estimated lives, we depreciate or amortize the carrying values of affected assets over the revised remaining lives. During the years ended December 31, 2023, 2022 and 2021, we recorded $9,544, $10,989 and $78,620, respectively, of losses on asset impairment to reduce the carrying value of certain of our properties to their estimated fair values less costs to sell.
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
At December 31, 2023 and 2022, our intangible assets and liabilities were as follows:

	December 31,
	2023	2022
Assets:
Tradenames and trademarks	$—	$89,375
Above market operating leases, net of accumulated amortization of $95,275 and $82,515, respectively	126,890	155,320
Below market ground leases, net of accumulated amortization of $13,557 and $18,542, respectively	2,712	6,564
Other, net of accumulated amortization of $538 and $460, respectively	1,020	1,098
	$130,622	$252,357
Liabilities:
Below market operating leases, net of accumulated amortization of $784 and $597, respectively	$746	$933
Above market ground leases, net of accumulated amortization of $293 and $296, respectively	7	25
	$753	$958
See Note 4 for further information related to the tradenames and trademarks we sold to TA on May 15, 2023.
We amortize above and below market leases on a straight line basis over the terms of the associated leases. For the years ended December 31, 2023, 2022 and 2021, amortization relating to intangible assets was $32,223, $30,775 and $41,648, respectively, and amortization relating to intangible liabilities was $205, $235 and $433, respectively. As of December 31, 2023, the weighted average amortization period for capitalized above market leases and below market lease values were 9.3 and 6.9, respectively. As of December 31, 2023, we estimate future amortization relating to intangible assets and liabilities as follows:

Year	Above Market Operating Leases	Below Market Ground Leases	Below Market Operating Leases	Above Market Ground Leases & Other, Net
2024	$22,127	$735	$(186)	$71
2025	19,008	660	(127)	78
2026	14,645	658	(121)	78
2027	12,526	658	(89)	78
2028	9,723	1	(76)	78
Thereafter	48,861	—	(147)	630
Total	$126,890	$2,712	$(746)	$1,013
Cash and Cash Equivalents. We consider highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.
Restricted Cash. Restricted cash consists of amounts escrowed pursuant to the terms of our hotel management agreements to fund capital improvements at our hotels and amounts escrowed at certain of our mortgaged net lease properties.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Debt Issuance Costs. Debt issuance costs consist of capitalized issuance costs related to borrowings, which are amortized to interest expense over the terms of the respective debt. Debt issuance costs, net of accumulated amortization, for our revolving credit facility are included in other assets, net in our consolidated balance sheets. As of December 31, 2023 and 2022, debt issuance costs for our revolving credit facility were $12,379 and $6,214, respectively, and accumulated amortization of debt issuance costs for our revolving credit facility were $1,502 and $3,925, respectively. Debt issuance costs, net of accumulated amortization, for our senior notes and our net lease mortgage notes, are presented as a direct deduction from the associated debt liability in our consolidated balance sheets. As of December 31, 2023 and 2022, debt issuance costs, net of accumulated amortization, were $35,016 and $25,545, respectively, for our senior notes, and $22,332 and zero, respectively, for our net lease mortgage notes. Future amortization of debt issuance costs to be recognized with respect to our revolving credit facility, our senior notes and our net lease mortgage notes as of December 31, 2023, are as follows:

Year	Amount
2024	$16,628
2025	15,718
2026	13,607
2027	11,207
2028	3,850
Thereafter	7,215
Total	$68,225
Equity Method Investment. We account for our 34% non-controlling interest in Sonesta under the equity method of accounting. Sonesta is a private company and Adam D. Portnoy, one of our Managing Trustees who also serves as one of Sonesta’s directors, is the controlling shareholder. One of Sonesta’s other directors is our other Managing Trustee, and Sonesta’s other director serves as The RMR Group LLC, or RMR’s, and The RMR Group Inc., or RMR Inc.’s, executive vice president, general counsel and secretary and as our Secretary. Certain of Sonesta’s officers are officers of RMR. Certain other officers and employees of Sonesta are former employees of RMR. RMR also provides certain services to Sonesta.
See Notes 4, 5 and 9 for a further discussion of our investment in and relationships with Sonesta.
Equity Securities. We record equity securities at fair value based on their quoted market price at the end of each reporting period. Changes in the fair value of our equity securities are recorded through earnings in accordance with FASB Accounting Standards Update, or ASU, No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.
Revenue Recognition. We report hotel operating revenues for managed hotels in our consolidated statements of comprehensive income (loss). We generally recognize hotel operating revenues, consisting primarily of room and food and beverage sales, when goods and services are provided.
We report rental income for leased properties in our consolidated statements of comprehensive income (loss). We recognize rental income from operating leases on a straight line basis over the terms of the lease agreements. We increased rental income by $13,165 during the year ended December 31, 2023, and reduced rental income by $7,767 and $2,621 during the years ended December 31, 2022 and 2021, respectively, to record scheduled rent changes under certain of our leases on a straight line basis. Due from related persons included $7,522 of straight line rent receivables related to our TA leases at December 31, 2022. TA was no longer a related person as of May 15, 2023. Other assets, net, includes $56,833 and $32,247 of straight line rent receivables at December 31, 2023 and 2022, respectively. See Notes 4 and 9 for further information regarding our TA leases.
Certain of our lease agreements require additional percentage rent if gross revenues of our properties exceed certain thresholds defined in our lease agreements. We may determine percentage rent due to us under our leases monthly, quarterly or annually, depending on the specific lease terms, and recognize it when all contingencies are met and the rent is earned. We recorded percentage rent of $6,600, $10,578 and $7,085 during the years ended December 31, 2023, 2022 and 2021, respectively.
We own all the escrowed reserves established for the regular refurbishment of our hotels, or FF&E reserves. We do not report the FF&E reserves for our managed hotels as FF&E reserve income.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Per Common Share Amounts. We calculate basic earnings per common share using the two class method. We calculate diluted earnings per share using the more dilutive of the two class method or the treasury stock method. Unvested share awards and other potentially dilutive common shares, together with the related impact on earnings, are considered when calculating diluted earnings per share. For the years ended December 31, 2023, 2022, and 2021, there were no dilutive common shares and certain unvested common shares were not included in the calculation of diluted earnings per share because to do so would have been antidilutive.
Segment Information. As of December 31, 2023, we had two reportable segments: hotel investments and net lease investments.
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
The Income Taxes Topic of the Codification prescribes how we should recognize, measure and present in our consolidated financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Tax benefits are recognized to the extent that it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. Our tax returns filed for the 2020 through 2023 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our consolidated statements of comprehensive income (loss) as a component of general and administrative expense.
New Accounting Pronouncements. On November 27, 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, or ASU No. 2023-07, which requires public entities to: (i) provide disclosures of significant segment expenses and other segment items if they are regularly provided to the Chief Operating Decision Maker, or the CODM, and included in each reported measure of segment profit or loss; (ii) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by ASC 280, Segment Reporting, or ASC 280, in interim periods; and (iii) disclose the CODM’s title and position, as well as an explanation of how the CODM uses the reported measures and other disclosures. The amendments in ASU No. 2023-07 are incremental to the requirements in ASC 280 and do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. ASU No. 2023-07 should be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact ASU No. 2023-07 will have on our consolidated financial statements and disclosures.
On December 14, 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU No. 2023-09, which requires public entities to enhance its annual income tax disclosures by requiring: (i) consistent categories and greater disaggregation of information in the rate reconciliation, and (ii) income taxes paid disaggregated by jurisdiction. ASU No. 2023-09 should be applied prospectively but entities have the option to apply it retrospectively to all prior periods presented in the financial statements. ASU No. 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact ASU No. 2023-09 will have on our consolidated financial statements and disclosures.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Note 3. Real Estate Properties
As of December 31, 2023, we owned 221 hotels with an aggregate of 37,777 rooms or suites and 752 service-focused retail net lease properties with an aggregate of 13,341,172 square feet that are primarily subject to “triple net” leases, or net leases where the tenant is generally responsible for payment of operating expenses and capital expenditures of the property during the lease term. Our properties had an aggregate undepreciated carrying value of $9,799,642, including $13,305 related to properties classified as held for sale as of December 31, 2023.
Our real estate properties, at cost after impairments, consisted of land of $1,972,145, buildings and improvements of $7,443,750 and furniture, fixtures and equipment of $370,442, as of December 31, 2023; and land of $1,902,587, buildings and improvements of $7,271,864 and furniture, fixtures and equipment of $386,418, as of December 31, 2022. We funded capital improvements to certain of our properties of $235,530, $115,927 and $103,630 during 2023, 2022 and 2021, respectively.
At December 31, 2023, eight of our hotels were on land we leased partially or entirely from unrelated third parties. The average remaining term of these ground leases (including renewal options) is approximately 39 years (range of 11 years to 64 years). Ground rent payable under three of these ground leases is generally calculated as a percentage of hotel revenues. Seven of the eight ground leases require annual minimum rents averaging $337 per year; future rent under one ground lease has been prepaid. 14 of our net lease properties are also on land we leased partially or entirely from unrelated third parties. The remaining terms on these leases range from three months to 41 years with rents averaging $420 per year. Generally, payments of ground lease obligations are made by our managers or tenants. However, if a manager or tenant does not perform obligations under a ground lease or does not renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge, sale or transfer of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.
Acquisitions
Our allocation of the purchase price for each of our acquisitions in 2023, 2022 and 2021, based on the estimated fair value of the acquired assets and assumed liabilities, is presented in the table below. We accounted for these transactions as acquisitions of assets.

Acquisition Date	Location	Property Type	Rooms or Suites / Square Feet	Purchase Price (1)	Land	Buildings and Improvements	Furniture, Fixtures and Equipment
Properties acquired during the year ended December 31, 2023:
June 1, 2023	Miami Beach, FL	Hotel	250	$165,866	$83,200	$77,987	$4,679

Properties acquired during the year ended December 31, 2022:
September 12, 2022	Stoughton, MA	Land	—	$2,766	$2,766	$—	$—

Properties acquired during the year ended December 31, 2021:
March 9, 2021	Nashville, TN	Land	—	$7,709	$7,709	$—	$—
(1)Includes acquisition related costs of $466, $51 and $109 for the years ended December 31, 2023, 2022 and 2021, respectively.
Dispositions
During the years ended December 31, 2023, 2022 and 2021, we sold 31, 86 and 18 properties, respectively, for an aggregate sales price of $170,325, $559,848 and $52,332, respectively, excluding closing costs. The sales of these properties as presented in the table below do not represent significant dispositions, individually or in the aggregate, nor do they represent a strategic shift in our business. As a result, the results of the operations of these properties are included in continuing operations through the date of sale in our consolidated statements of comprehensive income (loss).

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

Property Type	Number of Properties	Rooms or Suites / Square Feet	Gross Sales Price	Gain / (Loss) on Sale of Real Estate, net
Properties sold during the year ended December 31, 2023:
Hotels	18	2,526	$157,230	$41,861
Net Lease	13	160,310	13,095	1,378
	31	2,526 / 160,310	$170,325	$43,239

Properties sold during the year ended December 31, 2022:
Hotels	65	8,296	$543,413	$48,202
Net Lease	21	138,638	16,435	(384)
	86	8,296 / 138,638	$559,848	$47,818

Properties sold during the year ended December 31, 2021:
Hotels	7	669	$40,552	$9,590
Net Lease	11	97,276	11,780	1,932
	18	669 / 97,276	$52,332	$11,522
As of December 31, 2023, we had one hotel with 84 rooms and a carrying value of $4,060, and nine net lease properties with 128,159 square feet and an aggregate carrying value of $6,386 classified as held for sale. See Note 13 for further information on these properties.
From January 1, 2024 through February 22, 2024, we sold one net lease property with 4,100 square feet for a sale price of $257, excluding closing costs. We have also entered into agreements to sell one hotel with 84 keys for a sales price of $3,315 and four net lease properties with an aggregate of 55,276 square feet for an aggregate sales price of $3,121. These pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales, that these sales will not be delayed or that the terms will not change. We believe it is more likely than not that the sales of these properties will be completed by year end 2024. We continue to market five net lease properties with an aggregate of 98,422 square feet for sale.
Note 4. Management Agreements and Leases
As of December 31, 2023, we owned 221 hotels included in four operating agreements and 752 service-focused retail properties net leased to 175 tenants. We do not operate any of our properties.
As of December 31, 2023, all 221 of our hotels were managed by subsidiaries of the following companies: Sonesta (195 hotels), Hyatt (17 hotels), Radisson (eight hotels) and IHG (one hotel). As of December 31, 2023, we owned 752 service-focused retail net lease properties with 175 tenants, including 176 travel centers leased to TA, our largest tenant. Hereinafter, these companies are sometimes referred to as our managers and/or tenants, or collectively, operators.
Hotel Agreements
Sonesta Agreement. As of December 31, 2023, Sonesta managed 40 of our full-service hotels, 111 of our extended stay hotels and 44 of our select service hotels pursuant to management agreements for all of the hotels, which we collectively refer to as our Sonesta agreement. The hotels Sonesta managed for us comprised approximately 49.8% of our total historical real estate investments.
We acquired one hotel in June 2023, and we and Sonesta added this hotel to our Sonesta agreement. We sold two Sonesta branded hotels and 65 Sonesta branded hotels during the years ended December 31, 2023 and 2022, respectively. See Note 3 for further information regarding our acquisition and disposition activities.
Our Sonesta agreement, which expires on January 31, 2037 and includes two 15-year renewal options, provides that we are paid an annual owner’s priority return if gross revenues of the hotels, after payment of hotel operating expenses and management and related fees (other than Sonesta’s incentive fee, if applicable), are sufficient to do so. The Sonesta agreement further provides that we are paid an additional return equal to 80% of the operating profits, as defined therein, after paying the owner’s priority return, reimbursing owner or manager advances, funding FF&E reserves and paying Sonesta’s incentive fee, if applicable. We do not have any security deposits or guarantees for our Sonesta hotels. We realized returns under our Sonesta agreement of $226,181, $196,721 and $53,853 during the years ended December 31, 2023, 2022 and 2021, respectively.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Our Sonesta agreement requires us to fund capital expenditures that we approve at the hotels. We incurred capital expenditures for hotels included in our Sonesta agreement in an aggregate amount of $172,028 and $94,479 during the years ended December 31, 2023 and 2022, respectively, which resulted in increases in our contractual annual owner’s priority returns of $10,321 and $5,416, respectively. Our annual priority return under our Sonesta agreement as of December 31, 2023 was $353,953. We owed Sonesta $13,300 and $8,889 for capital expenditures and other reimbursements as of December 31, 2023 and 2022, respectively. Sonesta owed us $6,376 and $2,975 in owner’s priority returns and other amounts as of December 31, 2023 and 2022, respectively. Amounts due from Sonesta are included in due from related persons and amounts owed to Sonesta are included in due to related persons in our consolidated balance sheets. Our Sonesta agreement requires that 5% of the hotel gross revenues be escrowed for future capital expenditures as FF&E reserves, subject to available cash flows after payment of the owner’s priority returns due to us. No FF&E escrow deposits were required during any of the years ended December 31, 2023, 2022 or 2021.
Pursuant to our Sonesta agreement, we incurred management, reservation and system fees and reimbursement costs for certain guest loyalty, marketing programs and third-party reservation transmission fees of $118,146, $114,563 and $84,926 for the years ended December 31, 2023, 2022 and 2021, respectively. These fees and costs are included in hotel operating expenses in our consolidated statements of comprehensive income (loss). In addition, we incurred procurement and construction supervision fees payable to Sonesta of $1,791 and $1,331 for the years ended December 31, 2023 and 2022, respectively, which amounts have been capitalized in our consolidated balance sheets and are depreciated over the estimated useful lives of the related capital assets.
We are required to maintain working capital for each of our hotels managed by Sonesta and have advanced a fixed amount based on the number of rooms in each hotel to meet the cash needs for hotel operations. As of December 31, 2023 and 2022, we had advanced $48,490 and $48,580, respectively, of initial working capital to Sonesta net of any working capital returned to us on termination of the applicable management agreements in connection with hotels we have sold. These amounts are included in other assets in our consolidated balance sheets. Any remaining working capital would be returned to us upon termination in accordance with the terms of our Sonesta agreement.
In general, we and Sonesta may terminate the management agreement for events of default, casualty and condemnation events, although Sonesta may not terminate for certain events of default. We also have the right to terminate the management agreement if minimum performance thresholds are not met for any three of four applicable consecutive years starting in 2024. Pursuant to our Sonesta agreement, we or Sonesta may be obligated to pay the other party damages if the terminating party terminates a management agreement due to the other party’s event of default.
See Notes 5 and 9 for further information regarding our relationship, agreements and transactions with Sonesta.
Hyatt Agreement. As of December 31, 2023, Hyatt managed 17 of our select service hotels pursuant to a portfolio management agreement that expires on March 31, 2031, or our Hyatt agreement, and provides that, as of December 31, 2023, we are to be paid an annual owner’s priority return of $15,555. Any returns we receive from Hyatt are currently limited to the hotels’ available cash flows, if any, after payment of operating expenses. Hyatt has provided us with a $30,000 limited guarantee for 75% of the aggregate annual owner’s priority returns due to us that will become effective upon substantial completion of planned renovations of the hotels, which we currently expect to occur in 2024. We realized returns under our Hyatt agreement of $9,371, $12,281 and $9,388 during the years ended December 31, 2023, 2022 and 2021, respectively. During the year ended December 31, 2021, we expensed $3,700 of working capital we previously funded under our Hyatt agreement because the amount was no longer expected to be recoverable. This amount is included in transaction related costs in our consolidated statements of comprehensive income (loss). In February 2024, we funded $2,300 of additional working capital to Hyatt. We may recover this amount in the future, if cash flows are sufficient to pay our owner’s priority return and other amounts in accordance with our Hyatt agreement. During the years ended December 31, 2023 and 2022, we incurred capital expenditures for certain hotels included in our Hyatt agreement of $46,679 and $11,845, respectively, which resulted in an aggregate increase in our contractual annual owner’s priority returns of $2,801 and $754, respectively.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Radisson Agreement. As of December 31, 2023, Radisson managed eight of our full service hotels pursuant to a portfolio management agreement that expires on July 31, 2031, or our Radisson agreement, and provides that we are to be paid an annual owner’s priority return of $10,866. Radisson has provided us with a $22,000 limited guarantee for 75% of the aggregate annual owner’s priority returns due to us that became effective on January 1, 2023, subject to adjustment for planned renovations of certain hotels, which we currently expect to be completed by the end of the second quarter of 2024. We realized returns under our Radisson agreement of $6,266, $6,387 and $11,364 for the years ended December 31, 2023, 2022 and 2021, respectively. During the year ended December 31, 2023, the hotels under this agreement generated cash flows that were less than the guaranteed owner’s priority level due to us for the period, and Radisson made $650 of guaranty payments to cover the shortfall. The available balance of the guaranty was $21,350 as of December 31, 2023. Radisson had previously provided us with a guaranty, which was limited to $47,253. During the year ended December 31, 2021, the hotels under this agreement generated cash flows that were less than the minimum returns due to us and Radisson made $13,238 of guaranty payments to cover the shortfall and the previous Radisson guaranty was exhausted. During the years ended December 31, 2023 and 2022, we incurred capital expenditures of $7,660 and $3,433, respectively, for the hotels included in our Radisson agreement, which resulted in an aggregate increase in our contractual owner’s priority returns of $460 and $206, respectively.
Marriott Agreement. As of December 31, 2023, we sold all 16 hotels previously managed by Marriott International, Inc., or Marriott. We realized a net operating loss under our management agreement with Marriott of $2,762 during the year ended December 31, 2023 and returns of $8,942 and $2,830 during the years ended December 31, 2022 and 2021, respectively. We did not incur capital expenditures for any of the hotels included in our management agreement with Marriott during either of the years ended December 31, 2023 or 2022.
IHG Agreement. Our management agreement with IHG for one hotel expires on January 31, 2026. We realized returns under our management agreement with IHG of $4,800, $3,561 and $337 for the years ended December 31, 2023, 2022 and 2021, respectively. Any returns we receive from IHG are limited to the hotel’s available cash flows, if any, after payment of operating expenses. During the year ended December 31, 2021, we expensed $16,711 of working capital we previously funded under our IHG agreement because the amount was no longer, at that time, expected to be recoverable. During the year ended December 31, 2023, we recovered $5,797 of the working capital that was previously expensed. Both amounts are included in transaction related costs in our consolidated statements of comprehensive income (loss). During the years ended December 31, 2023 and 2022, we incurred capital expenditures for our hotel in our IHG agreement of $542 and $451, respectively.
Net Lease Portfolio
As of December 31, 2023, we owned 752 service-focused retail net lease properties with an aggregate of 13,341,172 square feet with leases requiring annual minimum rents of $372,319 with a weighted (by annual minimum rents) average remaining lease term of 8.8 years. Our net lease properties were 97.1% occupied and leased by 175 tenants operating under 137 brands in 21 distinct industries.
TA Leases. As of December 31, 2023, TA is our largest tenant, representing 28.8% of our total historical real estate investments. Pursuant to the A&R Leases, as defined and described below, we lease to TA a total of 176 travel centers under five master leases that expire in 2033, or our TA leases, subject to TA’s right to extend those leases, and require annual minimum rents of $254,000 as of December 31, 2023. As of December 31, 2023, the number of travel centers, the terms and the annual minimum rents owed to us by TA under our TA leases was as follows:

	Number of Travel Centers	Initial Term End (1)	Annualized Minimum Rent
TA No. 1 Lease	35	May 14, 2033	$52,001
TA No. 2 Lease	36	May 14, 2033	46,111
TA No. 3 Lease	34	May 14, 2033	44,366
TA No. 4 Lease	36	May 14, 2033	47,023
TA No. 5 Lease	35	May 14, 2033	64,499
	176		$254,000
(1)TA has five renewal options of 10 years each under each of our TA leases.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Our TA leases are “triple net” leases that require TA to pay all costs incurred in the operation of the leased travel centers, including personnel, utility, inventory, customer service and insurance expenses, real estate and personal property taxes, environmental related expenses, underground storage tank maintenance costs and ground lease payments at those travel centers at which we lease the property and sublease it to TA. Our TA leases generally require TA to indemnify us for certain environmental matters and for liabilities that arise during the terms of the leases from ownership or operation of the leased travel centers. Our TA leases do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components.
We recognized rental income from our TA leases of $266,263, $259,093 and $248,291 for the years ended December 31, 2023, 2022 and 2021, respectively. Rental income was increased by $7,932 for the year ended December 31, 2023 and decreased by $13,143 and $13,237 for the years ended December 31, 2022 and 2021, respectively, to record the scheduled rent changes on a straight line basis. TA was required to pay us previously deferred rent obligations in quarterly installments of $4,404 through January 31, 2023. TA paid us the final quarterly installment owed to us in January 2023. As of December 31, 2023 and 2022, we had receivables for current rent amounts owed to us by TA and straight line rent adjustments of $19,816 and $30,764, respectively, included in other assets, net and due from related persons, respectively, in our consolidated balance sheets.
Until May 15, 2023, our TA leases required TA to pay us percentage rent based upon increases in certain sales. We recognized percentage rent due under our TA leases as rental income when all contingencies were met. We recognized percentage rent of $3,507, $10,578 and $7,085 during the years ended December 31, 2023, 2022 and 2021, respectively, under our TA leases.
We did not fund any improvements under these leases during either of the years ended December 31, 2023 or 2022.
TA Merger
On May 15, 2023, BP Products North America Inc. acquired TA pursuant to a merger, or the TA Merger, for $86.00 per common share in cash. At the effective time of the TA Merger, we entered into amended and restated lease agreements, or the A&R Leases, for 176 of our travel center properties. Under the A&R Leases, the aggregate annual minimum rent due to our applicable subsidiaries is $254,000, with annual 2% increases throughout the initial term of 10 years and any of the five 10-year extension options that may be exercised, and there is no percentage rent requirement. TA prepaid $188,000 of rent under the A&R Leases at the effective time of the TA Merger and TA will receive monthly rent credits totaling $25,000 per year over the 10-year initial term of the A&R Leases. In addition, we received $89,400 for certain tradenames and trademarks associated with TA’s business that we sold to TA in connection with the TA Merger, which amount equaled our net book value for those tradenames and trademarks. TA is required to maintain the leased travel centers, including structural and non-structural components. In addition, TA has a right of first offer with respect to certain potential sales of travel center properties included in the A&R Leases.
Pursuant to the amended and restated guaranty amendments entered into at the effective time of the TA Merger, or the A&R Guarantees, BP Corporation North America Inc. guaranteed payment under each of the A&R Leases. BP Corporation North America Inc.’s obligations under the A&R Guarantees are limited by an aggregate cap which was approximately $3,037,475 as of December 31, 2023. Following the TA Merger, TA ceased being a related party.
On February 2, 2024, TA acquired the leasehold interest of one of our travel centers from a third party landlord. The aggregate minimum rent due to us under our leases with TA for the remaining 175 travel centers is unchanged as a result of TA’s acquisition of this leasehold interest.
For more information regarding our relationship with TA, including the TA Merger and related transactions, see Notes 5 and 9.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Our other net lease agreements generally provide for minimum rent payments and in addition may include variable payments. Rental income from operating leases, including any payments derived by index or market-based indices, is recognized on a straight-line basis over the lease term when we have determined the collectability of substantially all of the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining the lease term. We recognized rental income from our net lease properties (excluding TA) of $129,566, $135,522 and $140,803 for the years ended December 31, 2023, 2022 and 2021, respectively, which included $5,233, $5,367 and $10,616, respectively, of adjustments to record scheduled rent changes under certain of our leases on a straight line basis.
We continually review receivables related to rent, straight-line rent and property operating expense reimbursements and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes an assessment of whether substantially all of the amounts due under a tenant’s lease are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as cash is received. We recognize all changes in the collectability assessment for an operating lease as an adjustment to rental income. We recorded reserves for uncollectable amounts and reduced rental income by $4,927 during the year ended December 31, 2023 and reduced our reserves for uncollectable amounts and increased rental income by $320 and $9 during the years ended December 31, 2022 and 2021, respectively, based on our assessment of the collectability of rents. We had reserves for uncollectable rents of $3,436 and $7,697 as of December 31, 2023 and 2022, respectively, included in other assets in our consolidated balance sheets.
Additional lease information (as lessor). As of December 31, 2023, our leases with parties other than our TRSs, provide for contractual minimum rents to be paid to us during the remaining current terms as follows:

Year	Amount
2024	$377,775
2025	377,571
2026	371,649
2027	367,491
2028	362,288
Thereafter	1,799,925
Total	$3,656,699
Additional lease information (as lessee). As of December 31, 2023, eight of our hotels were subject to ground leases where we are the lessee. In addition, our hotel operators enter various leases on our behalf in the normal course of business at our hotels, or our hotel operating leases. We calculated right of use assets and lease liabilities as the present value of the remaining lease payment obligations for our operating leases, which include the ground leases and hotel operating leases, over the remaining lease term using our estimated incremental borrowing rate. The right of use assets and related lease liabilities are included within other assets, net and accounts payable and other liabilities, respectively, in our consolidated balance sheets.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
At December 31, 2023 and 2022, our right of use assets and related lease liabilities each totaled $157,127 and $177,264, respectively, which represented our future obligations under our operating leases and are included in other assets, net and accounts payable and other liabilities, respectively, in our consolidated balance sheets. Our operating leases require minimum fixed rent payments, percentage rent payments based on a percentage of hotel revenues in excess of certain thresholds and rent payments equal to the greater of a minimum fixed rent or percentage rent. Rental expense related to our hotel operating leases of $9,618, $11,148 and $12,182 for the years ended December 31, 2023, 2022 and 2021, respectively, is included in hotel operating expenses within our consolidated statements of comprehensive income (loss). For operating leases related to our net lease properties, our tenants are required to pay the rental expense. As of December 31, 2023, our operating leases provide for contractual minimum rent payments to third parties during the remaining lease terms, as follows:

Year	Amount
2024	$14,003
2025	14,076
2026	14,198
2027	14,087
2028	13,891
Thereafter	216,217
Total lease payments	286,472
Less: imputed interest	(129,345)
Present value of lease liabilities (1)	$157,127
(1)    The weighted average discount rate used to calculate the lease liability and the weighted average remaining term for our ground leases (assuming all extension options) and our hotel operating leases are approximately 5.4% and 20 years (range of three months to 64 years) and 6.7% and 33 years (range of four months to 50 years), respectively.
Generally, payments of ground lease obligations are made by our managers or tenants. However, if a manager or tenant did not perform obligations under a ground lease or did not renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property.
Note 5. Other Investments
Equity Method Investment
As of both December 31, 2023 and 2022, we owned 34% of Sonesta’s outstanding common stock. We account for our 34% non-controlling interest in Sonesta under the equity method of accounting.
As of December 31, 2023 and 2022, our investment in Sonesta had a carrying value of $113,304 and $112,617, respectively. On the date of acquisition of our initial equity interest in Sonesta (February 27, 2020), the cost basis of our investment in Sonesta exceeded our proportionate share of Sonesta’s total stockholders’ equity book value by an aggregate of $8,000. As required under GAAP, we are amortizing this difference to equity in earnings of an investee over 31 years, the weighted average remaining useful life of the real estate assets and intangible assets and liabilities owned by Sonesta as of the date of our acquisition. We recorded amortization of the basis difference of $260 in each of the years ended December 31, 2023, 2022 and 2021. We recognized (losses) earnings of ($4,382), $2,856, and ($941) related to our investment in Sonesta for the years ended December 31, 2023, 2022 and 2021, respectively. These amounts are included in equity in (losses) earnings of an investee in our consolidated statements of comprehensive income (loss).
We recorded a liability of $42,000 for the fair value of our initial investment in Sonesta, as no cash consideration was exchanged related to the modification of our management agreement with, and investment in, Sonesta. This liability for our investment in Sonesta is included in accounts payable and other liabilities in our consolidated balance sheets and is being amortized on a straight-line basis through January 31, 2037, as a reduction to hotel operating expenses in our consolidated statements of comprehensive income (loss). We reduced hotel operating expenses by $2,484 for each of the years ended December 31, 2023, 2022 and 2021, for amortization of this liability. As of December 31, 2023 and 2022, the unamortized balance of this liability was $32,479 and $34,963, respectively.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
In 2021, we funded a $25,443 capital contribution to Sonesta related to its acquisition of Red Lion Hotels Corporation to maintain our pro rata ownership. In 2022, we funded an aggregate of $45,470 of capital contributions to Sonesta related to Sonesta’s acquisition of a portfolio of four hotels located in New York, New York. In 2023, we funded a $5,134 capital contribution to Sonesta to support their growth initiatives, including their franchising efforts. We continue to maintain our 34% ownership in Sonesta after giving effect to these fundings.
Summarized financial information for Sonesta as of December 31, 2023 and 2022, and for the years ended December 31, 2023, 2022 and 2021 is as follows:

		December 31,
		2023	2022
Total current assets		$171,265	$156,321
Total noncurrent assets		$694,828	$580,856
Total current liabilities		$155,935	$141,345
Total noncurrent liabilities		$342,839	$232,357
Non-controlling interest		$54,963	$54,657

	Year Ended December 31,
	2023	2022	2021
Total revenues	$765,011	$681,434	$478,097
Operating income (loss)	$5,013	$21,929	$(1,526)
Net (loss) income	$(10,823)	$10,056	$(2,009)
Net (loss) income attributable to shareholders	$(11,404)	$9,184	$(2,009)
See Notes 4 and 9 for further information regarding our relationship, agreements and transactions with Sonesta.
Investment in Equity Securities
As discussed in Note 4, the TA Merger occurred on May 15, 2023. We received $86.00 in cash for each share of TA common stock that we owned, or a total of $101,892, as a result of the TA Merger. As of May 15, 2023 and December 31, 2022, we owned 1,184,797 shares of TA common stock, representing approximately 7.8% of TA’s outstanding shares of common stock, and reported them at fair value based on quoted market prices (Level 1 inputs as defined in the fair value hierarchy under GAAP). Our TA shares had a carrying value of $101,893 and $53,055 as of May 15, 2023 and December 31, 2022, respectively. Our historical cost basis for these shares was $24,418 as of both May 15, 2023 and December 31, 2022. We recorded gains and losses of $48,837, ($8,104) and $22,535 for the years ended December 31, 2023, 2022 and 2021, respectively, to adjust the carrying value of our investment in shares of TA common stock to its fair value.
See Notes 4 and 9 for further information regarding our relationship, agreements and transactions with TA.
Note 6. Indebtedness
Our principal debt obligations at December 31, 2023 were: (1) $4,025,000 aggregate outstanding principal amount of senior unsecured notes; (2) $1,000,000 aggregate outstanding principal amount of senior secured notes; and (3) $608,569 aggregate outstanding principal amount of net lease mortgage notes. We had no amounts outstanding under our revolving credit facility as of December 31, 2023.
On June 29, 2023, we entered into an amended and restated credit agreement, or our credit agreement, governing our $650,000 secured revolving credit facility. This new facility replaced our prior $800,000 secured revolving credit facility, which had a maturity date of July 15, 2023, and is available for general business purposes, including acquisitions. We can borrow, repay and reborrow funds available under the new facility until maturity and no principal repayments are due until maturity. The maturity date of the new facility is June 29, 2027, and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to further extend the stated maturity date of the new facility by two additional six-month periods.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Interest payable on drawings under the new facility is based on the secured overnight financing rate plus a margin ranging from 1.50% to 3.00% based on our leverage ratio, as defined in our credit agreement, which was 2.50% as of December 31, 2023. As collateral for all loans and other obligations under the new facility, certain of our subsidiaries pledged all of their respective equity interests in certain of our direct and indirect property owning subsidiaries, and our pledged subsidiaries provided first mortgage liens on 69 properties, including 66 hotels and three net lease properties, with an undepreciated carrying value of $1,594,253 as of December 31, 2023. In addition, in order to maintain compliance with the minimum collateral property availability covenant as defined in the credit agreement, in February 2024, we added three hotels with an undepreciated carrying value of $114,635 as of December 31, 2023, as collateral under the agreement. We also pay unused commitment fees of 20 to 30 basis points per annum on the total amount of lending commitments under our revolving credit facility based on amounts outstanding. As of December 31, 2023 and 2022, the annual interest rate payable on borrowings under the new or prior revolving credit facility was 7.88% and 6.79%, respectively. We had no borrowings outstanding under either the new or prior revolving credit facility during the year ended December 31, 2023. The weighted average annual interest rate for borrowings under the prior revolving credit facility was 3.85% and 2.85% for the years ended December 31, 2022 and 2021, respectively. As a result of the amendment, we recorded a loss on early extinguishment of debt of $238 during the year ended December 31, 2023, which represented the write-off of certain unamortized issuance costs.
Our debt agreements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR ceasing to act as our business manager. Our debt agreements also contain covenants, including those that restrict our ability to incur debts or to make distributions under certain circumstances and generally require us to maintain certain financial ratios. We believe we were in compliance with the terms and conditions of our debt agreements as of December 31, 2023.
Senior Secured Notes Issuance
On November 16, 2023, we issued $1,000,000 principal amount of 8.625% senior secured notes due 2031. The aggregate net proceeds from this offering were $967,525, after initial purchaser discounts and other offering expenses. These notes are fully and unconditionally guaranteed on a joint and several basis by (i) newly formed wholly owned subsidiaries, or the TA Landlord Subsidiaries, that are the landlords with respect to a portion of our properties leased to TA and the immediate parent entity of the TA Landlord Subsidiaries, or the Pledgor, and (ii) all of our subsidiaries that guarantee our existing senior unsecured notes. The subsidiary guarantee provided by the Pledgor is secured by first-priority liens on the equity interests of the TA Landlord Subsidiaries. The Pledgor and the TA Landlord Subsidiaries have agreed not to guarantee any of our or our subsidiaries other indebtedness. These notes are secured by first-priority liens on the equity interests of subsidiaries that own and lease 70 of our travel center properties with an undepreciated carrying value of $785,876 as of December 31, 2023.
Senior Unsecured Notes Redemptions
On March 8, 2023, we redeemed at par all of our outstanding 4.50% senior notes due in 2023 for a redemption price equal to the principal amount of $500,000, plus accrued and unpaid interest. As a result of the redemption, we recorded a loss on early extinguishment of debt of $44 during the year ended December 31, 2023, which represented the unamortized discounts and issuance costs related to these notes.
On December 9, 2023, we redeemed at par all of our outstanding 4.65% and 4.35% senior unsecured notes due in 2024 for redemption prices equal to the principal amounts of $350,000 and $825,000, respectively, plus accrued and unpaid interest. As a result of these redemptions, we recorded an aggregate loss on early extinguishment of debt of $1,242 during the year ended December 31, 2023, which represented the unamortized discounts and issuance costs related to these notes.
All of our senior notes are prepayable at any time prior to their maturity date at par plus accrued interest plus a premium equal to a make whole amount, as defined, generally designed to preserve a stated yield to the noteholder. Interest on all of our senior notes is payable semi-annually in arrears.
None of our unsecured debt obligations require sinking fund payments prior to their maturity dates.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Net Lease Mortgage Notes Issuance
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
The Class A notes and the Class B notes noted in the table below require monthly principal repayments at an annualized rate of 0.50% and 0.25% of the balance outstanding, respectively, and the Class C notes noted in the table below require interest payments only, with balloon payments due at maturity. The notes mature in February 2028 and may be redeemed without penalty 24 months prior to the scheduled maturity date beginning in February 2026. The notes are non-recourse and are secured by 308 net lease retail properties owned by the Issuer. The current leases relating to those properties require annual minimum rents of $63,283 and the properties had an undepreciated carrying value of $755,116 as of December 31, 2023.
Our net lease mortgage notes are summarized below:

Note Class	Principal Outstanding as of December 31, 2023	Coupon Rate	Term (in years)	Maturity
Class A	$303,729	5.15%	5	February 2028
Class B	172,640	5.55%	5	February 2028
Class C	132,200	6.70%	5	February 2028
Total / weighted average	$608,569	5.60%
The required principal payments due during the next five years and thereafter under all our outstanding debt at December 31, 2023 were as follows:

Year	Amount
2024	$1,958
2025	1,151,958
2026	801,958
2027	851,958
2028	1,000,737
Thereafter	1,825,000
Total	$5,633,569
Note 7. Shareholders’ Equity
Share Awards
We have common shares available for issuance under the terms of our Amended and Restated 2012 Equity Compensation Plan, or our Share Award Plan. During the years ended December 31, 2023, 2022 and 2021, we awarded shares to our Trustees, officers and other employees of RMR as follows:

Year	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Value of Grants
2023	438,000	$7.88	$3,451
2022	433,500	$6.63	$2,874
2021	340,700	$11.26	$3,839

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
The value of the share awards were based upon the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on the date of the awards. The common shares awarded to our Trustees vest immediately. The common shares awarded to our officers and certain other employees of RMR (in those capacities) vest in five equal annual installments beginning on the date of the award. Shares forfeited are recognized as they occur. Share awards are expensed ratably over the vesting period and the value of such share awards are included in general and administrative expense in our consolidated statements of comprehensive income (loss). See Note 9 for a further discussion of the awards we made to our officers and certain other employees of RMR.
A summary of shares awarded, vested, forfeited and unvested under the terms of the Share Award Plan for the years ended December 31, 2023, 2022 and 2021 is as follows:

	2023		2022		2021
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares, beginning of year	588,830	$8.81	425,030	$11.93	325,900	$14.71
Shares awarded	438,000	$7.88	433,500	$6.63	340,700	$11.26
Shares vested	(394,470)	$9.21	(266,300)	$10.20	(240,470)	$14.78
Shares forfeited	(22,400)	$8.91	(3,400)	$12.08	(1,100)	$12.96
Unvested shares, end of year	609,960	$7.88	588,830	$8.81	425,030	$11.93
The 609,960 unvested shares as of December 31, 2023 are scheduled to vest as follows: 212,820 shares in 2024, 181,340 shares in 2025, 139,800 shares in 2026 and 76,000 shares in 2027. As of December 31, 2023, the estimated future compensation expense for the unvested shares was $4,294. The weighted average period over which the compensation expense will be recorded is approximately 23 months. During the years ended December 31, 2023, 2022 and 2021, we recorded $3,417, $2,775 and $2,964, respectively, of compensation expense related to the Share Award Plan.
At December 31, 2023, 1,084,131 of our common shares remain reserved for issuance under our Share Award Plan.
Share Purchases
During the years ended December 31, 2023, 2022 and 2021, we purchased our common shares from our officers and certain other current and former officers and employees of RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of our common shares as follows:

Year	Aggregate Number of Shares Purchased	Weighted Average Purchase Price	Value
2023	98,571	$8.14	$802
2022	69,867	$6.72	$470
2021	71,100	$11.11	$790
Distributions
During the years ended December 31, 2023, 2022 and 2021, we paid distributions on our common shares as follows:

	Annual Per Share Distribution	Total Distributions	Characterization of Distributions
Year			Ordinary Income	Capital Gain	Return of Capital	Qualified Dividend (1)
2023	$0.80	$132,430	9.30%	86.15%	4.55%	6.25%
2022	$0.23	$38,044	—%	—%	100.00%	—%
2021	$0.04	$6,596	—%	—%	100.00%	—%
(1)Qualified Dividends are a subset of, and included in, the Ordinary Income amount.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
On January 11, 2024, we declared a regular quarterly distribution of $0.20 per common share, or $33,154. This distribution was paid on February 15, 2024 to shareholders of record on January 22, 2024.
Cumulative Other Comprehensive Income (Loss)
Cumulative other comprehensive income (loss) represents our share of the comprehensive income (loss) of Sonesta. See Notes 4, 5 and 9 for further information regarding this investment.
Note 8. Business and Property Management Agreements with RMR
We have no employees. The personnel and various services we require to operate our business are provided to us by RMR. We have two agreements with RMR to provide management services to us: (1) a business management agreement, which relates to our business generally, and (2) a property management agreement, which relates to our property level operations of our net lease portfolio, the office building component of one of our hotels and major renovation or repositioning activities at our hotels that we may request RMR to manage from time to time. Effective as of the completion of the TA Merger, we and RMR agreed to include the properties we lease to TA in our property management agreement. See Note 9 for further information regarding our relationship, agreements and transactions with RMR.
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

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
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
◦If our total return per share exceeds 12% per year in any measurement period, the benchmark return per share is adjusted to be the lesser of the total shareholder return of the applicable market index for such measurement period and 12% per year, or the adjusted benchmark return per share. In instances where the adjusted benchmark return per share applies, the incentive management fee will be reduced if our total return per share is between 200 basis points and 500 basis points below the applicable market index in any year, by a low return factor, as defined in the business management agreement, and there will be no incentive management fee paid if, in these instances, our total return per share is more than 500 basis points below the applicable market index in any year, determined on a cumulative basis (i.e., between 200 basis points and 500 basis points per year multiplied by the number of years in the measurement period and below the applicable market index).
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
Pursuant to our business management agreement with RMR, we recognized net business management fees of $33,352, $35,495 and $42,137 for the years ended December 31, 2023, 2022 and 2021, respectively. The net business management fees we recognized are included in general and administrative expense in our consolidated statements of comprehensive income (loss) for these periods. The net business management fees we recognized reflect a reduction of $3,585, $3,585 and $3,584 for the years ended December 31, 2023, 2022 and 2021, respectively, for the amortization of the liability we recorded in connection with our former investment in RMR Inc.
•Property Management and Construction Supervision Fees. The property management fees payable to RMR by us for each applicable period are equal to 3.0% of gross collected rents and the construction supervision fees payable to RMR by us for each applicable period are equal to 5.0% of construction costs for our net lease portfolio, and the office building component of one of our hotels that are subject to our property management agreement with RMR. Effective as of the completion of the TA Merger, we and RMR agreed to include the properties we lease to TA in our property management agreement. The property management fees payable to RMR by us for the properties we lease to TA begin in 2024 and are equal to 1.0% of gross collected rents for the 2024 calendar year, 2.0% of gross collected rents for the 2025 calendar year and 3.0% of gross collected rents for the 2026 calendar year and thereafter. On June 22, 2021, we and RMR amended our property management agreement to, among other things, provide for RMR’s oversight of any major capital projects and repositioning activities at our hotels, including our hotels that are managed by Sonesta, as we may request from time to time. RMR will receive the same fee previously paid to Sonesta for these services, which is equal to 3% of the cost of any such major capital project or repositioning activity.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Pursuant to our property management agreement with RMR, we recognized aggregate property management and construction supervision fees of $8,368, $6,128 and $4,489 for the years ended December 31, 2023, 2022 and 2021, respectively. These amounts are included in net lease operating expenses or have been capitalized as appropriate in our consolidated financial statements. For the years ended December 31, 2023, 2022 and 2021, $3,702, $3,998 and $3,674, respectively, of property management fees were recognized as net lease operating expenses in our consolidated statements of comprehensive income (loss) and $4,666, $2,130 and $815, respectively, were capitalized as building improvements in our consolidated balance sheets and are being depreciated over the estimated useful lives of the related capital assets.
•Expense Reimbursement. We are generally responsible for all of our operating expenses, including certain expenses incurred or arranged by RMR on our behalf. We are generally not responsible for payment of RMR’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR employees assigned to work exclusively or partly at our net lease properties and the office building component of one of our hotels, our share of the wages, benefits and other related costs of RMR’s centralized accounting personnel, our share of RMR’s costs for providing our internal audit function, and as otherwise agreed. Our property level operating expenses are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR. We reimbursed RMR $4,648, $3,258 and $2,971 for these expenses and costs for the years ended December 31, 2023, 2022 and 2021, respectively. We included these amounts in net lease operating expenses and general and administrative expense, as applicable, for these periods.
•Term. Our management agreements with RMR have terms that end on December 31, 2043, and automatically extend on December 31st of each year for an additional year, so that the terms of our management agreements thereafter end on the 20th anniversary of the date of the extension.
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

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Note 9. Related Person Transactions
We have relationships and historical and continuing transactions with TA, Sonesta, RMR, RMR Inc., and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. As of the effective time of the TA Merger on May 15, 2023, TA is no longer a related person to us. RMR is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., and is chair of the board of directors and a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR. John G. Murray, our other Managing Trustee and our former President and Chief Executive Officer, also serves as an officer and employee of RMR and as president and chief executive officer of Sonesta. In addition, each of our other officers serves as an officer of RMR. Some of our Independent Trustees also serve as independent trustees of other public companies to which RMR or its subsidiaries provide management services. Adam Portnoy serves as chair of the boards and as a managing trustee of these public companies. Other officers of RMR, including Mr. Murray and certain of our officers, serve as managing trustees or officers of certain of these companies.
Our Manager, RMR. We have two agreements with RMR to provide management services to us. See Note 8 for further information regarding our management agreements with RMR.
Share Awards to RMR Employees. As described in Note 7, we award shares to our officers and other employees of RMR annually. Generally, one fifth of these awards vest on the award date and one fifth vests on each of the next four anniversaries of the award dates. In certain instances, we may accelerate the vesting of an award, such as in connection with the award holder’s retirement as an officer of us or an officer or employee of RMR. These awards to RMR employees are in addition to the share awards to our Managing Trustees, as Trustee compensation, and the fees we paid to RMR. See Note 7 for information regarding our share awards activity as well as certain share purchases we made in connection with share award recipients satisfying tax withholding obligations on the vesting of share awards.
TA. We lease 176 of our travel centers to TA under the TA leases. RMR provides management services to us and, until the TA Merger, provided services to TA, and Mr. Portnoy, until the TA Merger, also served as the chair of the board of directors and as a managing director of TA and, as of immediately prior to the TA Merger, beneficially owned 661,506 shares of TA common stock (including through RMR), representing approximately 4.4% of TA’s outstanding shares of common stock.
See Notes 4 and 5 for further information regarding our relationships, agreements and transactions with TA.
Sonesta. Sonesta is a private company of which Adam Portnoy, one of our Managing Trustees, is a director and the controlling stockholder. One of Sonesta’s other directors and president and chief executive officer is our other Managing Trustee and former President and Chief Executive Officer, and Sonesta’s other director serves as one of RMR Inc.’s managing directors, as RMR’s and RMR Inc.’s executive vice president, general counsel and secretary and as our Secretary. Certain other officers and employees of Sonesta are former officers and employees of RMR. RMR also provides certain services to Sonesta. As of December 31, 2023, we owned 34% of Sonesta’s outstanding shares of common stock and Sonesta managed 195 of our hotels. See Notes 4 and 5 for further information regarding our relationships, agreements and transactions with Sonesta.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Note 10. Income Taxes
Our provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$—	$—	$—
State	(106)	385	680
Foreign	503	233	350
	397	618	1,030
Deferred:
Foreign	(1,895)	(817)	(1,971)
	(1,895)	(817)	(1,971)
	$(1,498)	$(199)	$(941)
A reconciliation of our effective tax rate and the current U.S. Federal statutory income tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Taxes at statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Nontaxable income of SVC	(21.0)%	(21.0)%	(21.0)%
State and local income taxes, net of federal tax benefit	0.3%	(0.3)%	(0.1)%
Foreign taxes	(6.9)%	0.4%	0.3%
Foreign tax rate change	11.0%	0.0%	0.0%
Effective tax rate	4.4%	0.1%	0.2%
Deferred income tax balances generally reflect the net tax effects of temporary differences between the carrying amounts of certain of our assets and liabilities in our consolidated balance sheets and the amounts used for income tax purposes and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. In December 2023, our subsidiary which operates in Puerto Rico elected to be taxed as a corporation for purposes of Puerto Rico tax law. This election increased the entity’s tax rate in Puerto Rico from 29.0% to 37.5%. The result of this change is primarily offset by available tax concessions in Puerto Rico. Significant components of our deferred tax assets and liabilities are as follows:

	As of December 31,
	2023	2022
Deferred tax assets:
Tax loss carryforwards	$112,532	$109,650
Other	7,973	7,134
Deferred tax assets	120,505	116,784
Valuation allowance	(120,505)	(116,784)
Net deferred tax assets	$—	$—

Deferred tax liabilities:
Property basis difference	$(7,970)	$(5,947)
Puerto Rico deferred tax gain	(8,162)	(12,079)
Net deferred tax liabilities	$(16,132)	$(18,026)
Net deferred tax liabilities are included in accounts payable and other liabilities in our consolidated balance sheets.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
At December 31, 2023 and 2022, our consolidated TRS had a net deferred tax asset, prior to any valuation allowance, of $114,145 and $111,148, respectively, which consists primarily of the tax benefit of net operating loss carryforwards and tax credits. Because of the uncertainty surrounding our ability to realize the future benefit of these assets, we have provided a 100% valuation allowance as of December 31, 2023 and 2022. As of December 31, 2023 and 2022, our consolidated TRS had net operating loss carryforwards for federal income tax purposes of approximately $442,560 and $437,606, respectively, which partially expire starting in 2026. At December 31, 2023 and 2022, we recorded a deferred tax liability of $8,162 and $13,658, respectively, as a result of the book value to tax basis difference related to the accounting of an insurance settlement in 2020.
At December 31, 2023 and 2022, we, excluding our subsidiaries, had net operating loss carryforwards for federal income tax purposes of approximately $514,568 and $545,828, respectively, of which certain losses incurred prior to 2018 partially expire starting in 2027.
Note 11. Concentration
Geographic Concentration
At December 31, 2023, our 973 properties were located in 46 states in the United States, plus the District of Columbia, Ontario, Canada and Puerto Rico. Between 6% and 13% of our properties, by investment, were located in each of California, Texas, Illinois, Florida and Georgia. Our two hotels in Ontario, Canada and our hotel in Puerto Rico represent 3.1% of our hotels, by investment, in the aggregate at December 31, 2023.
Credit Concentration
As of December 31, 2023, Sonesta operated 195 of our hotels and TA leased 176 of our net lease properties, representing 49.8% and 28.8%, respectively, of our investment. See Notes 4 and 9 for a discussion of our Sonesta and TA agreements.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Note 12. Segment Information
We aggregate our hotels and net lease portfolio into two reportable segments, hotel investments and net lease investments, based on their similar operating and economic characteristics.

	Year Ended December 31, 2023
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$1,478,034	$—	$—	$1,478,034
Rental income	—	395,829	—	395,829
Total revenues	1,478,034	395,829	—	1,873,863

Expenses:
Hotel operating expenses	1,223,906	—	—	1,223,906
Net lease operating expenses	—	17,663	—	17,663
Depreciation and amortization	216,235	167,825	—	384,060
General and administrative	—	—	45,397	45,397
Transaction related costs	—	—	(1,623)	(1,623)
Loss on asset impairment, net	27	9,517	—	9,544
Total expenses	1,440,168	195,005	43,774	1,678,947

Gain on sale of real estate, net	41,861	1,378	—	43,239
Gain on equity securities, net	—	—	48,837	48,837
Interest income	169	118	20,692	20,979
Interest expense	—	(40,920)	(295,422)	(336,342)
Loss on early extinguishment of debt	—	—	(1,524)	(1,524)
Income (loss) before income tax benefit and equity in losses of an investee	79,896	161,400	(271,191)	(29,895)
Income tax benefit	—	—	1,498	1,498
Equity in losses of an investee	—	—	(4,382)	(4,382)
Net income (loss)	$79,896	$161,400	$(274,075)	$(32,779)

	As of December 31, 2023
	Hotels	Net Lease	Corporate	Consolidated
Total assets	$3,943,213	$3,084,686	$328,217	$7,356,116

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

	Year Ended December 31, 2022
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$1,467,344	$—	$—	$1,467,344
Rental income	—	395,667	—	395,667
Total revenues	1,467,344	395,667	—	1,863,011

Expenses:
Hotel operating expenses	1,227,357	—	—	1,227,357
Net lease operating expenses	—	13,176	—	13,176
Depreciation and amortization	221,416	179,692	—	401,108
General and administrative	—	—	44,404	44,404
Transaction related costs	—	—	1,920	1,920
Loss on asset impairment	10,537	452	—	10,989
Total expenses	1,459,310	193,320	46,324	1,698,954

Gain (loss) on sale of real estate, net	48,202	(384)	—	47,818
Loss on equity securities, net	—	—	(8,104)	(8,104)
Interest income	24	29	3,326	3,379
Interest expense	—	—	(341,795)	(341,795)
Loss on early extinguishment of debt	—	—	(791)	(791)
Income (loss) before income tax benefit and equity in earnings of an investee	56,260	201,992	(393,688)	(135,436)
Income tax benefit	—	—	199	199
Equity in earnings of an investee	—	—	2,856	2,856
Net income (loss)	$56,260	$201,992	$(390,633)	$(132,381)

	As of December 31, 2022
	Hotels	Net Lease	Corporate	Consolidated
Total assets	$3,882,701	$3,376,295	$229,195	$7,488,191

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

	Year Ended December 31, 2021
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$1,104,678	$—	$—	$1,104,678
Rental income	1,808	389,094	—	390,902
Total revenues	1,106,486	389,094	—	1,495,580

Expenses:
Hotel operating expenses	1,010,737	—	—	1,010,737
Net lease operating expenses	—	15,658	—	15,658
Depreciation and amortization	266,641	219,324	—	485,965
General and administrative	—	—	53,439	53,439
Transaction related costs	64,764	—	—	64,764
Loss on asset impairment	60,980	17,640	—	78,620
Total expenses	1,403,122	252,622	53,439	1,709,183

Gain on sale of real estate, net	9,558	1,964	—	11,522
Gain on equity securities, net	—	—	22,535	22,535
Interest income	1	—	663	664
Interest expense	—	—	(365,721)	(365,721)
(Loss) income before income tax benefit and equity in losses of an investee	(287,077)	138,436	(395,962)	(544,603)
Income tax benefit	—	—	941	941
Equity in losses of an investee	—	—	(941)	(941)
Net (loss) income	$(287,077)	$138,436	$(395,962)	$(544,603)

	As of December 31, 2021
	Hotels	Net Lease	Corporate	Consolidated
Total assets	$4,487,101	$3,580,095	$1,086,119	$9,153,315

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Note 13. Fair Value of Assets and Liabilities
The table below presents certain of our assets carried at fair value at December 31, 2023, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

		Fair Value at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-recurring Fair Value Measurements Assets:
Assets of properties held for sale (1)	$10,446	$—	$—	$10,446
(1) We recorded a loss on asset impairment, net of $3,206 during the year ended December 31, 2023, to reduce the carrying value of one hotel and nine net lease properties in our consolidated balance sheets to their estimated fair value less costs to sell based on brokers’ opinion of values (Level 3 inputs as defined in the fair value hierarchy under GAAP).
In addition to the assets included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, revolving credit facility, net lease mortgage notes, senior notes and security deposits. At December 31, 2023 and 2022, the fair values of these financial instruments approximated their carrying values in our consolidated balance sheets due to their short-term nature or floating interest rates, except as follows:

	December 31, 2023		December 31, 2022
	Carrying	Fair	Carrying	Fair
	Value (1)	Value	Value (1)	Value
Senior Unsecured Notes, due 2023 at 4.50%	$—	$—	$499,925	$491,345
Senior Unsecured Notes, due 2024 at 4.65%	—	—	349,510	334,292
Senior Unsecured Notes, due 2024 at 4.35%	—	—	822,487	749,983
Senior Unsecured Notes, due 2025 at 4.50%	349,181	341,688	348,493	301,893
Senior Unsecured Notes, due 2025 at 7.50%	796,007	808,888	793,673	762,344
Senior Unsecured Notes, due 2026 at 5.25%	347,601	339,780	346,472	292,282
Senior Unsecured Notes, due 2026 at 4.75%	448,347	419,909	447,736	354,128
Senior Unsecured Notes, due 2027 at 4.95%	397,672	362,108	396,916	315,040
Senior Unsecured Notes, due 2027 at 5.50%	445,631	412,002	444,505	387,522
Net Lease Mortgage Notes, due 2028 at 5.60%	558,876	585,784	—	—
Senior Unsecured Notes, due 2028 at 3.95%	395,355	327,708	394,206	283,996
Senior Unsecured Notes, due 2029 at 4.95%	420,477	351,726	419,684	293,718
Senior Unsecured Notes, due 2030 at 4.375%	393,056	310,524	391,923	264,280
Senior Secured Notes, due 2031 at 8.625%	968,017	1,047,430	—	—
Total financial liabilities	$5,520,220	$5,307,547	$5,655,530	$4,830,823
(1)Carrying value includes unamortized discounts, premiums and certain debt issuance costs.
At December 31, 2023 and 2022, we estimated the fair values of our senior notes using an average of the bid and ask price of our then outstanding issuances of senior notes (Level 2 inputs). At December 31, 2023, we estimated the fair value of our net lease mortgage notes using discounted cash flow analyses and current prevailing market rates as of the measurement date (Level 3 inputs). As Level 3 inputs are unobservable, our estimated value may differ materially from the actual fair value.

SERVICE PROPERTIES TRUST
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2023
(dollars in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount at which Carried at Close of Period
Property Count	Brand	Encumbrances (1)	Land	Building & Improvements	Improvements	Impairment	Cost Basis Adjustment(2)	Land	Building & Improvements	Total(3)	Accumulated Depreciation(4)	Date of Construction	Date Acquired
	Hotel Properties
17	Royal Sonesta Hotels® (5)	$—	$229	$1,118	$433	$(9)	$(12)	$229	$1,530	$1,759	$(433)	1913 through 1987	2005 through 2017
23	Sonesta Hotels & Resorts® (5)	—	219	666	378	(51)	(14)	219	979	1,198	(310)	1924 through 1999	2005 through 2023
60	Sonesta ES Suites® (5)	—	132	557	385	(35)	(67)	132	840	972	(432)	1984 through 2000	1996 through 2017
44	Sonesta Select® (5)	—	84	395	271	(8)	(86)	84	572	656	(343)	1987 through 2000	1995 through 2003
51	Sonesta Simply Suites® (5)	—	68	341	129	(17)	(27)	68	426	494	(220)	1996 through 2000	1997 through 2003
17	Hyatt Place® (5)	—	20	137	84	—	(5)	20	216	236	(94)	1992 through 2000	1997 through 2002
5	Radisson® Hotels & Resorts	—	9	93	56	—	(1)	9	148	157	(77)	1987 through 1990	1996 through 2018
1	Crowne Plaza®	—	17	69	30	—	—	17	99	116	(18)	1971 through 1988	2006 and 2017
2	Country Inn & Suites® by Radisson	—	3	24	10	—	(5)	3	29	32	(17)	1989 through 1997	1996 and 2005
	Net Lease Service Retail Properties
132	TravelCenters of America (6)	—	564	936	452	—	(410)	564	978	1,542	(529)	1962 through 2017	2007 through 2017
44	Petro Stopping Centers (6)	—	260	522	195	—	(229)	260	488	748	(246)	1975 through 2017	2008 through 2017
14	The Great Escape	—	19	64	—	—	—	19	64	83	(10)	1986 through 2007	2019
3	Life Time Fitness	—	17	56	—	—	—	17	56	73	(9)	1987 through 2012	2019
5	Buehler's Fresh Foods	52	10	49	—	—	—	10	49	59	(10)	1980 through 2000	2019
6	AMC Theatres	—	18	38	2	—	—	18	40	58	(7)	1995 through 2008	2019
59	Heartland Dental	—	11	37	—	—	—	11	37	48	(6)	1920 through 2005	2019
10	Norms	—	23	24	—	—	—	23	24	47	(5)	1957 through 2014	2019
13	Vacant	3	24	30	4	—	—	24	34	58	(8)	1970 through 2007	2007
23	Express Oil Change	37	6	37	—	—	—	6	37	43	(6)	1965 through 2001	2019
40	Pizza Hut	25	12	28	—	—	—	12	28	40	(12)	1915 through 2006	2019
3	Flying J Travel Plaza (5)	—	6	32	—	—	—	6	32	38	(4)	2001	2019
6	America's Auto Auction	28	7	23	6	—	—	7	29	36	(5)	1960 through 2005	2019
4	Courthouse Athletic Club	20	5	28	—	—	—	5	28	33	(5)	1980 through 2001	2019
4	B&B Theatres	—	12	15	5	—	—	12	20	32	(4)	1998 through 2004	2019
2	Big Al's	18	3	28	—	—	—	3	28	31	(3)	2006 through 2010	2019
20	Burger King	16	9	22	—	—	—	9	22	31	(7)	1977 through 2004	2019
1	Fleet Farm	—	3	27	—	—	—	3	27	30	(4)	1979	2019
16	Martin's	21	7	20	—	—	—	7	20	27	(5)	1962 through 2003	2019
5	Regal Cinemas	—	5	21	—	—	—	5	21	26	(4)	2005 through 2010	2019

SERVICE PROPERTIES TRUST
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2023
(dollars in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount at which Carried at Close of Period
Property Count	Brand	Encumbrances (1)	Land	Building & Improvements	Improvements	Impairment	Cost Basis Adjustment(2)	Land	Building & Improvements	Total(3)	Accumulated Depreciation(4)	Date of Construction	Date Acquired
19	Arby's	18	7	19	—	—	—	7	19	26	(7)	1967 through 2005	2019
20	Popeye's Chicken & Biscuits	21	8	17	—	—	—	8	17	25	(5)	1968 through 2003	2019
4	Crème de la Crème	19	7	18	—	—	—	7	18	25	(2)	1999 through 2009	2019
32	Church's Chicken	—	5	18	—	—	—	5	18	23	(4)	1968 through 1983	2019
15	Hardee's	16	4	18	—	—	—	4	18	22	(5)	1969 through 1997	2019
5	Mister Car Wash	20	2	19	—	—	—	2	19	21	(2)	1960 through 2005	2019
6	United Supermarkets	17	4	17	—	—	—	4	17	21	(5)	1979 through 1997	2019
2	Mesa Fitness	14	3	17	—	—	—	3	17	20	(3)	1983 through 2007	2019
13	Taco Bell	14	4	15	—	—	—	4	15	19	(3)	1982 through 2019	2019 - 2020
1	CarMax	—	5	13	—	—	—	5	13	18	(2)	2005	2019
28	Uncle Ed's Oil Shoppe	—	6	12	—	—	—	6	12	18	(4)	1959 through 1999	2019
2	Fusion Gyms	—	3	10	2	—	—	3	12	15	(2)	1987 through 1994	2019
1	Dave & Buster's	12	3	11	—	—	—	3	11	14	(1)	1972	2019
5	Pike Nursery	16	8	6	—	—	—	8	6	14	(1)	1970 through 1996	2019
2	HHI-Formtech	9	3	10	—	—	—	3	10	13	(4)	1952	2019
3	Golden Corral	—	4	8	—	—	—	4	8	12	(2)	1989 through 2000	2019
2	Sanford's Grub & Pub	—	1	10	—	—	—	1	10	11	(2)	1928 through 2003	2019
4	Rite Aid	—	3	7	—	—	—	3	7	10	(2)	1993 through 2000	2019
5	Fuddruckers	—	4	6	—	—	—	4	6	10	(2)	1994 through 1995	2019
1	Baptist Emergency Hospital	10	2	8	—	—	—	2	8	10	(1)	2013	2019
2	Eddie Merlot's	6	2	8	—	—	—	2	8	10	(2)	1997 through 2003	2019
1	Cermak Fresh Market	7	2	7	—	—	—	2	7	9	(3)	1989	2019
12	Core & Main	3	4	5	—	—	—	4	5	9	(1)	1972 through 1998	2019
5	Lerner and Rowe	9	1	8	—	—	—	1	8	9	(1)	1970 through 2007	2019
4	Meineke Car Care Center	—	3	6	—	—	—	3	6	9	(1)	1999 through 2000	2019
1	Columbus Preparatory Academy	6	1	8	—	—	—	1	8	9	(1)	2004	2019
1	Kohl's	5	2	6	—	—	—	2	6	8	(1)	1986	2019
1	Austin's Park n' Pizza	5	—	8	—	—	—	—	8	8	(1)	2003	2019
1	LA Fitness	—	1	7	—	—	—	1	7	8	(1)	2012	2019
1	Marcus Theaters	—	2	5	—	—	—	2	5	7	(2)	1999	2019
1	Academy Sports + Outdoors	5	1	6	—	—	—	1	6	7	(1)	2016	2019
3	Oregano's Pizza Bistro	5	1	6	—	—	—	1	6	7	(2)	1964 through 2006	2019
1	Columbus Arts & Tech Academy	6	1	6	—	—	—	1	6	7	(1)	1980	2019
2	Blue Rhino	15	3	4	—	—	—	3	4	7	(1)	2004	2019
3	Krispy Kreme	7	2	5	—	—	—	2	5	7	(1)	2000 through 2004	2019
2	Diagnostic Health	—	1	6	—	—	—	1	6	7	(1)	1985 through 1997	2019
9	Sonic Drive-In	7	3	4	—	—	—	3	4	7	(1)	1987 through 2018	2019
3	Texas Roadhouse	6	3	6	—	—	(3)	3	3	6	(1)	1992 through 2003	2019

SERVICE PROPERTIES TRUST
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2023
(dollars in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount at which Carried at Close of Period
Property Count	Brand	Encumbrances (1)	Land	Building & Improvements	Improvements	Impairment	Cost Basis Adjustment(2)	Land	Building & Improvements	Total(3)	Accumulated Depreciation(4)	Date of Construction	Date Acquired
5	Brookshire Brothers	4	1	5	—	—	—	1	5	6	(2)	1992 through 1999	2019
2	Flying Star Cafe	4	1	5	—	—	—	1	5	6	(1)	1994 through 1999	2019
3	Jack's Family Restaurant	4	2	4	—	—	—	2	4	6	(1)	2008 through 2016	2019
2	Axels	—	—	6	—	—	—	—	6	6	(2)	1953 through 1995	2019
3	Wendy's	6	1	5	—	—	—	1	5	6	(1)	1984 through 1996	2019
1	Jack Stack Barbeque	4	1	5	—	—	—	1	5	6	(1)	1983	2019
7	Hughes Supply	3	2	4	—	—	—	2	4	6	(1)	1976 through 1993	2019
1	Multi-Tenant	—	2	20	5	(9)	—	2	16	18	(4)	1991	2019
2	Bricktown Brewery	4	1	4	—	—	—	1	4	5	(2)	1904 through 1984	2019
2	Walgreens	3	—	5	—	—	—	—	5	5	(1)	1993 through 1999	2019
2	10 Box	4	2	3	—	—	—	2	3	5	(1)	1994	2019
1	Mak Pack	—	1	4	—	—	—	1	4	5	(1)	2007	2019
1	Angstrom	5	2	3	—	—	—	2	3	5	(1)	1987	2019
2	HD Supply White Cap	1	2	3	—	—	—	2	3	5	(1)	1990 through 2001	2019
1	Planet Fitness	4	1	4	—	—	—	1	4	5	(1)	2007	2019
1	RGB Eye Associates	5	1	4	—	—	—	1	4	5	(1)	2013	2019
2	Gerber Collision & Glass	4	1	4	—	—	—	1	4	5	(1)	2001 through 2002	2019
1	Discount Tire	—	1	4	—	—	—	1	4	5	(1)	2009	2019
2	Famous Dave's	3	1	3	—	—	—	1	3	4	(1)	1997 through 1999	2019
1	Miller Waste Mills	—	—	4	—	—	—	—	4	4	(2)	1960	2019
2	Focus Child Development Center	—	1	3	—	—	—	1	3	4	—	1965 through 1998	2019
1	Ashley Furniture	2	1	3	—	—	—	1	3	4	—	2000	2019
1	Boozman-Hof	—	2	2	—	—	—	2	2	4	—	1988	2019
1	Sportsman's Warehouse	3	1	3	—	—	—	1	3	4	(1)	1983	2019
1	Eriks Bike Shop	—	1	3	—	—	—	1	3	4	(1)	1996	2019
1	Rainbow Kids Clinic	3	1	3	—	—	—	1	3	4	—	2011	2019
1	Applebee's	—	1	2	—	—	—	1	2	3	—	1996	2019
1	Tractor Supply	—	—	3	—	—	—	—	3	3	—	2007	2019
1	Spoons Place	—	1	2	—	—	—	1	2	3	—	1996	2019
1	Southwest Stainless, LP	2	—	3	—	—	—	—	3	3	—	1984	2019
2	Anixter	2	1	2	—	—	—	1	2	3	—	1984 through 1999	2019
1	What the Buck	—	—	3	—	—	—	—	3	3	(1)	1958	2019
1	Kerry's Car Care	2	1	2	—	—	—	1	2	3	—	2015	2019
1	Ojos Locos Sports Cantina	2	1	2	—	—	—	1	2	3	(1)	1993	2019
1	Black Angus Steakhouse	2	1	2	—	—	—	1	2	3	—	1996	2019
1	Buffalo Wild Wings	2	1	2	—	—	—	1	2	3	—	2014	2019
1	Slim Chickens	2	1	2	—	—	—	1	2	3	—	2014	2019
2	Monterey's Tex Mex	1	1	2	—	—	—	1	2	3	—	1979 through 1997	2019

SERVICE PROPERTIES TRUST
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2023
(dollars in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount at which Carried at Close of Period
Property Count	Brand	Encumbrances (1)	Land	Building & Improvements	Improvements	Impairment	Cost Basis Adjustment(2)	Land	Building & Improvements	Total(3)	Accumulated Depreciation(4)	Date of Construction	Date Acquired
1	Nacarato Trucks	—	—	2	—	—	—	—	2	2	(1)	1985	2019
1	Heytex USA	—	—	2	—	—	—	—	2	2	(1)	1967	2019
2	Hooters	5	1	1	—	—	—	1	1	2	(1)	1977 through 1994	2019
1	Mind 24-7	—	1	3	2	(3)	—	1	2	3	—	2008	2019
1	Bridgestone Tire	2	1	1	—	—	—	1	1	2	—	1998	2019
2	Taco Bueno	2	1	1	—	—	—	1	1	2	(1)	1991 through 2003	2019
2	Rally's	1	1	1	—	—	—	1	1	2	—	1990 through 1992	2019
1	Red Robin Gourmet Burgers	—	1	1	—	—	—	1	1	2	—	1995	2019
1	Primanti Bros.	1	1	1	—	—	—	1	1	2	—	2014	2019
1	Orscheln Farm and Home	2	1	1	—	—	—	1	1	2	—	1977	2019
1	Cycle Gear	1	1	1	—	—	—	1	1	2	—	1989	2019
2	Dollar General	1	—	2	—	—	—	—	2	2	—	2012 through 2015	2019
2	Affordable Care, Inc.	—	1	1	—	—	—	1	1	2	—	2008 through 2010	2019
1	Long John Silver's	1	1	1	—	—	—	1	1	2	—	1987	2019
1	Captain Ds	1	—	1	—	—	—	—	1	1	—	1995	2019
1	Clean Express Auto Wash	—	—	1	—	—	—	—	1	1	(1)	1991	2019
1	Chicken Salad Chick	1	—	1	—	—	—	—	1	1	—	1976	2019
1	Wings, Etc.	1	—	1	—	—	—	—	1	1	—	2014	2019
1	SRS Distribution	1	—	1	—	—	—	—	1	1	—	1975	2019
1	Bru Burger Bar	1	—	1	—	—	—	—	1	1	—	1996	2019
1	ERA Capital	—	—	1	—	—	—	—	1	1	—	1999	2019
1	Old Mexico Cantina	1	—	1	—	—	—	—	1	1	—	2007	2019
1	KFC	1	—	1	—	—	—	—	1	1	—	2002	2019
1	The Atlanta Center for Foot & Ankle Surgery	2	—	1	—	—	—	—	1	1	—	1963	2019
1	O'Reilly Auto Parts	1	—	1	—	—	—	—	1	1	—	2006	2019
1	Touchstone Imaging	1	—	1	—	—	—	—	1	1	—	1992	2019
1	Howlin Concrete	1	1	—	—	—	—	1	—	1	—	1922	2019
1	El Forastero	1	—	1	—	—	—	—	1	1	—	1985	2019
1	Bechheit	—	—	1	—	—	—	—	1	1	—	1986	2019
1	Little Caesars	—	—	1	—	—	—	—	1	1	—	1996	2019
1	NAPA Auto Parts	—	—	1	—	—	—	—	1	1	—	2001	2019
1	Robata	—	—	1	—	—	—	—	1	1	—	1980	2019
1	Giliberto's Mexican Taco Shop	—	—	—	—	—	—	—	—	—	—	N/A	2019
1	Dunkin Donuts	—	—	—	—	—	—	—	—	—	—	1977	2019
1	Off the Hook Seafood & More	—	—	—	—	—	—	—	—	—	—	2007	2019
1	Consolidated Pipe	—	—	—	—	—	—	—	—	—	—	1987	2019
1	Bigham Cable	—	—	—	—	—	—	—	—	—	—	1989	2019

SERVICE PROPERTIES TRUST
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2023
(dollars in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount at which Carried at Close of Period
Property Count	Brand	Encumbrances (1)	Land	Building & Improvements	Improvements	Impairment	Cost Basis Adjustment(2)	Land	Building & Improvements	Total(3)	Accumulated Depreciation(4)	Date of Construction	Date Acquired
1	Sharks Fish & Chicken	—	—	—	—	—	—	—	—	—	—	1985	2019
1	Kings Wings N Things	—	—	—	—	—	—	—	—	—	—	1977	2019
1	Family Dollar Stores	—	—	—	—	—	—	—	—	—	—	1988	2019
1	Del Taco	—	—	—	—	—	—	—	—	—	—	N/A	2019
1	Scooters Coffee	1	—	—	—	—	—	—	—	—	—	1972	2019
963	Total Held and Used	$609	$1,972	$5,986	$2,449	$(132)	$(859)	$1,972	$7,444	$9,416	$(2,951)

	Assets Held for Sale
1	Country Inn & Suites® by Radisson	$—	$1	$5	$—	$—	$—	$1	$5	$6	$(3)	1987 through 1997	1996 and 2005
9	Vacant	—	3	8	(2)	(3)	—	3	3	6	—	1970 through 2007	2007
973	Total Including Held for Sale	$609	$1,976	$5,999	$2,447	$(135)	$(859)	$1,976	$7,452	$9,428	$(2,954)
(1)Represents the principal balance of our net lease mortgage debt, excluding unamortized discounts and debt issuance costs.
(2)Represents reclassifications between accumulated depreciation and building & improvements made to record certain properties at fair value in accordance with GAAP.
(3)Excludes $370 of personal property classified in our consolidated balance sheets as furniture, fixtures and equipment.
(4)We depreciate buildings and improvements over periods ranging between 10 to 40 years.
(5)69 properties, including 66 hotels and three net lease properties secure our credit agreement, which has no amounts outstanding as of December 31, 2023.
(6)67 TravelCenters of America and 3 Petro Stopping Centers properties secure our $1.0 billion senior secured notes due 2031, excluding unamortized discounts and debt issuance costs.

SERVICE PROPERTIES TRUST
NOTES TO SCHEDULE III
December 31, 2023
(dollars in thousands)
(A)The change in total cost of properties for the period from January 1, 2021 to December 31, 2023 is as follows:

	2023	2022	2021
Balance at beginning of year	$9,174,451	$9,790,010	$10,630,560
Additions: acquisitions and capital expenditures	363,601	106,588	86,016
Dispositions	(110,535)	(624,057)	(330,091)
Reclassification of properties held for sale	(11,621)	(98,090)	(596,475)
Balance at close of year	$9,415,896	$9,174,451	$9,790,010
(B)The change in accumulated depreciation for the period from January 1, 2021 to December 31, 2023 is as follows:

	2023	2022	2021
Balance at beginning of year	$2,749,862	$3,069,348	$3,047,016
Additions: depreciation expense	207,641	309,606	298,597
Dispositions	(4,747)	(618,132)	(153,699)
Reclassification of properties held for sale	(2,071)	(10,960)	(122,566)
Balance at close of year	$2,950,685	$2,749,862	$3,069,348
(C)The aggregate cost tax basis for federal income tax purposes of our real estate properties was $6,838,701 on December 31, 2023.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Service Properties Trust
By:	/s/ Todd W. Hargreaves
Todd W. Hargreaves President and Chief Investment Officer
Dated: February 28, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd W. Hargreaves	President and Chief Investment Officer	February 28, 2024
Todd W. Hargreaves

/s/ Brian E. Donley	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 28, 2024
Brian E. Donley

/s/ Laurie B. Burns	Independent Trustee	February 28, 2024
Laurie B. Burns

/s/ Robert E. Cramer	Independent Trustee	February 28, 2024
Robert E. Cramer

/s/ Donna D. Fraiche	Independent Trustee	February 28, 2024
Donna D. Fraiche

/s/ John L. Harrington	Independent Trustee	February 28, 2024
John L. Harrington

/s/ William A. Lamkin	Independent Trustee	February 28, 2024
William A. Lamkin

/s/ John G. Murray	Managing Trustee	February 28, 2024
John G. Murray

/s/ Rajan C. Penkar	Independent Trustee	February 28, 2024
Rajan C. Penkar

/s/ Adam D. Portnoy	Managing Trustee	February 28, 2024
Adam D. Portnoy