Form 10-Q
period 2024-03-31
Service Properties Trust
filed 2024-05-07
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of May 3, 2024: 165,759,899.

SERVICE PROPERTIES TRUST
FORM 10-Q
March 31, 2024

References in this Quarterly Report on Form 10-Q to the Company, SVC, we, us or our include Service Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

Part I. Financial Information
Item 1. Financial Statements
SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Real estate properties:
Land	$1,968,963	$1,972,145
Buildings, improvements and equipment	7,846,174	7,814,192
Total real estate properties, gross	9,815,137	9,786,337
Accumulated depreciation	(3,237,999)	(3,181,797)
Total real estate properties, net	6,577,138	6,604,540
Acquired real estate leases and other intangibles, net	124,573	130,622
Assets held for sale	8,700	10,500
Cash and cash equivalents	71,287	180,119
Restricted cash	16,039	17,711
Equity method investment	111,014	113,304
Due from related persons	21,400	6,376
Other assets, net	301,368	292,944
Total assets	$7,231,519	$7,356,116

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$—	$—
Senior secured notes, net	969,039	968,017
Senior unsecured notes, net	3,995,757	3,993,327
Mortgage notes payable, net	561,349	558,876
Accounts payable and other liabilities	580,268	587,005
Due to related persons	10,437	22,758
Total liabilities	6,116,850	6,129,983

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 165,768,058 and 165,769,595 shares issued and outstanding, respectively	1,658	1,658
Additional paid in capital	4,557,890	4,557,473
Cumulative other comprehensive income	1,974	2,318
Cumulative net income	2,392,117	2,470,500
Cumulative common distributions	(5,838,970)	(5,805,816)
Total shareholders’ equity	1,114,669	1,226,133
Total liabilities and shareholders’ equity	$7,231,519	$7,356,116
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Hotel operating revenues	$336,236	$334,796
Rental income	100,014	94,413
Total revenues	436,250	429,209

Expenses:
Hotel operating expenses	305,086	299,566
Net lease operating expenses	4,723	3,905
Depreciation and amortization	93,107	100,039
General and administrative	10,506	10,911
Transaction related costs	—	887
Loss on asset impairment	2,451	—
Total expenses	415,873	415,308

(Loss) gain on sale of real estate, net	(2,963)	41,898
Gain on equity securities, net	—	49,430
Interest income	1,962	2,786
Interest expense (including amortization of debt issuance costs, discounts and premiums of $7,226 and $5,232, respectively)	(91,414)	(81,580)
Loss on early extinguishment of debt	—	(44)
(Loss) income before income tax (expense) benefit and equity in losses of an investee	(72,038)	26,391
Income tax (expense) benefit	(1,007)	3,780
Equity in losses of an investee	(5,338)	(4,221)
Net (loss) income	(78,383)	25,950
Other comprehensive loss:
Equity interest in investee’s unrealized losses	(344)	(214)
Other comprehensive loss	(344)	(214)
Comprehensive (loss) income	$(78,727)	$25,736

Weighted average common shares outstanding (basic and diluted)	165,158	164,867

Net (loss) income per common share (basic and diluted)	$(0.48)	$0.16
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Net Income	Cumulative Other Comprehensive Income

							Total
Balance at December 31, 2023	165,769,595	$1,658	$(5,805,816)	$4,557,473	$2,470,500	$2,318	$1,226,133
Net loss	—	—	—	—	(78,383)	—	(78,383)
Equity interest in investee’s unrealized losses	—	—	—	—	—	(344)	(344)
Common share grants	—	—	—	430	—	—	430
Common share repurchases	(1,537)	—	—	(13)	—	—	(13)
Distributions	—	—	(33,154)	—	—	—	(33,154)
Balance at March 31, 2024	165,768,058	$1,658	$(5,838,970)	$4,557,890	$2,392,117	$1,974	$1,114,669

Balance at December 31, 2022	165,452,566	$1,655	$(5,673,386)	$4,554,861	$2,503,279	$2,383	$1,388,792
Net income	—	—	—	—	25,950	—	25,950
Equity interest in investee’s unrealized losses	—	—	—	—	—	(214)	(214)
Common share grants	—	—	—	514	—	—	514
Common share repurchases	(4,971)	—	—	(46)	—	—	(46)
Common share forfeitures	(1,600)	—	—	(1)	—	—	(1)
Distributions	—	—	(33,090)	—	—	—	(33,090)
Balance at March 31, 2023	165,445,995	$1,655	$(5,706,476)	$4,555,328	$2,529,229	$2,169	$1,381,905
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(78,383)	$25,950
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	93,107	100,039
Net amortization of debt issuance costs, discounts and premiums as interest	7,226	5,232
Straight line rental income	(5,768)	2,448
Loss on early extinguishment of debt	—	44
Loss on asset impairment	2,451	—
Gains on equity securities, net	—	(49,430)
Equity in losses of an investee	5,338	4,221
Loss (gain) on sale of real estate, net	2,963	(41,898)
Other non-cash income expense, net	(925)	(781)
Changes in assets and liabilities:
Due from related persons	(15,024)	(16,889)
Other assets	(1,801)	4,254
Accounts payable and other liabilities	(6,077)	(18,492)
Due to related persons	(4,033)	(2,325)
Net cash (used in) provided by operating activities	(926)	12,373

Cash flows from investing activities:
Real estate improvements	(76,261)	(28,551)
Hotel managers’ purchases with restricted cash	(1,002)	(1,558)
Net proceeds from sale of real estate	5,826	144,361
Investment in Sonesta	(3,392)	—
Net cash (used in) provided by investing activities	(74,829)	114,252

Cash flows from financing activities:
Proceeds from mortgage notes payable, net of discounts	—	576,946
Repayment of mortgage notes payable	(489)	(163)
Repayment of senior unsecured notes	—	(500,000)
Payment of debt issuance costs	(1,093)	(19,856)
Repurchase of common shares	(13)	(46)
Distributions to common shareholders	(33,154)	(33,090)
Net cash (used in) provided by financing activities	(34,749)	23,791
(Decrease) increase in cash and cash equivalents and restricted cash	(110,504)	150,416
Cash and cash equivalents and restricted cash at beginning of period	197,830	45,420
Cash and cash equivalents and restricted cash at end of period	$87,326	$195,836

Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$71,287	$180,616
Restricted cash(1)	16,039	15,220
Total cash and cash equivalents and restricted cash	$87,326	$195,836
(1) Restricted cash consists of amounts escrowed pursuant to the terms of our hotel management agreements to fund capital improvements at our hotels and amounts escrowed as required by certain of our debt agreements.

Supplemental cash flow information:
Cash paid for interest	$82,664	$91,614
Cash paid for income taxes	$115	$37
Non-cash investing activities:
Real estate improvements accrued, not paid	$39,705	$10,642
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(unaudited)

Note 1. Organization and Basis of Presentation
Service Properties Trust, or we, us or our, is a real estate investment trust, or REIT, organized on February 7, 1995 under the laws of the State of Maryland, which invests in hotels and service-focused retail net lease properties. At March 31, 2024, we owned, directly and through our subsidiaries, 220 hotels and 749 service-focused retail net lease properties.
Basis of Presentation
The accompanying condensed consolidated financial statements of us are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2023, or our 2023 Annual Report. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair statement of results for the interim period have been included. These condensed consolidated financial statements include our accounts and the accounts of our subsidiaries, all of which are 100% owned directly or indirectly by us. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods and those of our managers and tenants are not necessarily indicative of the results that may be expected for the full year.
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
We have determined that each of our wholly owned taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification™, or ASC. We have concluded that we must consolidate each of our wholly owned TRSs because we are the entity with the power to direct the activities that most significantly impact such VIEs’ performance and we have the obligation to absorb losses or the right to receive benefits from each VIE that could be significant to the VIE and are, therefore, the primary beneficiary of each VIE. The assets of our TRSs were $159,964 and $142,789 as of March 31, 2024 and December 31, 2023, respectively, and consist primarily of our TRSs’ investment in Sonesta Holdco Corporation’s, or Sonesta’s, common stock and amounts due from and working capital advances to certain of our hotel managers. The liabilities of our TRSs were $99,706 and $81,262 as of March 31, 2024 and December 31, 2023, respectively, and consist primarily of amounts payable to certain of our hotel managers. The assets of our TRSs are available to satisfy our TRSs’ obligations and we have guaranteed certain obligations of our TRSs.
Note 2. Recent Accounting Pronouncements
On November 27, 2023, the FASB issued Accounting Standards Update, or ASU, No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, or ASU No. 2023-07, which requires public entities to: (i) provide disclosures of significant segment expenses and other segment items if they are regularly provided to the Chief Operating Decision Maker, or the CODM, and included in each reported measure of segment profit or loss; (ii) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by ASC 280, Segment Reporting, or ASC 280, in interim periods; and (iii) disclose the CODM’s title and position, as well as an explanation of how the CODM uses the reported measures and other disclosures. The amendments in ASU No. 2023-07 are incremental to the requirements in ASC 280 and do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. ASU No. 2023-07 should be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact ASU No. 2023-07 will have on our consolidated financial statements and disclosures.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)

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
We report rental income for leased properties in our condensed consolidated statements of comprehensive income (loss). We recognize rental income from operating leases on a straight line basis over the terms of the lease agreements. We increased rental income by $5,768 and reduced rental income by $2,448 for the three months ended March 31, 2024 and 2023, respectively, to record scheduled rent changes under certain of our leases on a straight line basis. Other assets, net, includes $64,151 and $56,833 of straight line rent receivables at March 31, 2024 and December 31, 2023, respectively.
Certain of our lease agreements require additional percentage rent if gross revenues of our properties exceed certain thresholds defined in our lease agreements. We determine percentage rent due to us under our leases monthly, quarterly or annually, as applicable, depending on the specific lease terms, and recognize it when all contingencies are met and the rent is earned. We recorded percentage rent of $544 and $343 for the three months ended March 31, 2024 and 2023, respectively. We did not have any deferred estimated percentage rent for the three months ended March 31, 2024. We had deferred estimated percentage rent of $2,385 for the three months ended March 31, 2023. See Note 6 for further information on this deferred estimated percentage rent.
We own all the escrowed reserves established for the regular refurbishment of our hotels, or FF&E reserves. We do not report the FF&E reserves for our managed hotels as FF&E reserve income.
Note 4. Per Common Share Amounts
We calculate basic earnings per common share using the two class method. We calculate diluted earnings per common share using the more dilutive of the two class method or the treasury stock method. Unvested common share awards and other potentially dilutive common shares, together with the related impact on earnings, are considered when calculating diluted earnings per share. The calculation of basic and diluted earnings per common share is as follows (amounts in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Numerators:
Net (loss) income	$(78,383)	$25,950
Income attributable to unvested participating securities	(122)	(117)
Net (loss) income used in calculating earnings per share	$(78,505)	$25,833

Denominators:
Weighted average common shares outstanding - basic and diluted	165,158	164,867

Net (loss) income per common share - basic and diluted	$(0.48)	$0.16

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
Note 5. Real Estate Properties
As of March 31, 2024, we owned 220 hotels with an aggregate of 37,697 rooms or suites and 749 service-focused retail net lease properties with an aggregate of 13,384,219 square feet that are primarily subject to “triple net” leases, or net leases where the tenant is generally responsible for payment of operating expenses and capital expenditures of the property during the lease term. Our properties had an aggregate undepreciated carrying value of $9,825,433, including $10,296 related to properties classified as held for sale as of March 31, 2024.
We funded capital improvements to certain of our properties of $68,782 during the three months ended March 31, 2024.
Dispositions
During the three months ended March 31, 2024, we sold four properties for an aggregate sales price of $6,247, excluding closing costs. The sales of these properties as presented in the table below do not represent significant dispositions, individually or in the aggregate, nor do they represent a strategic shift in our business. As a result, the results of the operations of these properties are included in continuing operations through the date of sale in our condensed consolidated statements of comprehensive income (loss).

Quarter Sold	Property Type	Number of Properties	Rooms or Suites / Square Feet	Gross Sales Price	Loss on Sale of Real Estate
Q1 2024	Hotel	1	84	$3,315	$(836)
Q1 2024	Net Lease	3	34,849	2,932	(2,127)
		4	84 / 34,849	$6,247	$(2,963)
As of March 31, 2024, we had 13 net lease properties with an aggregate of 142,329 square feet and an aggregate carrying value of $8,654 classified as held for sale. See Note 14 for further information on these properties.
As of May 3, 2024, we have entered into an agreement to sell one net lease property with 3,381 square feet for a sale price of $1,250, excluding closing costs. This pending sale is subject to conditions; accordingly, we cannot be sure that we will complete this sale, that this sale will not be delayed or that the terms will not change. We continue to market 12 net lease properties with an aggregate of 138,948 square feet for sale. We believe it is more likely than not that the sales of these properties will be completed within one year.
Note 6. Management Agreements and Leases
As of March 31, 2024, we owned 220 hotels included in four operating agreements and 749 service-focused retail properties net leased to 177 tenants. We do not operate any of our properties.
As of March 31, 2024, all 220 of our hotels were managed by subsidiaries of the following companies: Sonesta (195 hotels), Hyatt Hotels Corporation, or Hyatt (17 hotels), Radisson Hospitality, Inc., or Radisson (seven hotels), and InterContinental Hotels Group, plc, or IHG (one hotel). As of March 31, 2024, we owned 749 service-focused retail net lease properties with 177 tenants, including 175 travel centers leased to TA, our largest tenant. Hereinafter, these companies are sometimes referred to as our managers and/or tenants, or collectively, operators.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
Hotel Agreements
Sonesta Agreement. As of March 31, 2024, Sonesta managed 40 of our full-service hotels, 111 of our extended stay hotels and 44 of our select service hotels pursuant to management agreements for all of the hotels, which we collectively refer to as our Sonesta agreement. The hotels Sonesta managed for us comprised approximately 50.0% of our total historical real estate investments.
Our Sonesta agreement, which expires on January 31, 2037 and includes two 15-year renewal options, provides that we are paid an annual owner’s priority return if gross revenues of the hotels, after payment of hotel operating expenses and management and related fees (other than Sonesta’s incentive fee, if applicable), are sufficient to do so. The Sonesta agreement further provides that we are paid an additional return equal to 80% of the operating profits, as defined therein, after paying the owner’s priority return, reimbursing owner or manager advances, funding FF&E reserves and paying Sonesta’s incentive fee, if applicable. We do not have any security deposits or guarantees for our Sonesta hotels. We realized returns under our Sonesta agreement of $27,375 and $30,237 during the three months ended March 31, 2024 and 2023, respectively.
Our Sonesta agreement requires us to fund capital expenditures made at our hotels. We incurred capital expenditures for hotels included in our Sonesta agreement in an aggregate amount of $46,996 and $17,643 during the three months ended March 31, 2024 and 2023, respectively, which resulted in increases in our contractual annual owner’s priority returns of $2,820 and $1,059, respectively. Our annual priority return under our Sonesta agreement as of March 31, 2024 was $356,773. We owed Sonesta $5,215 and $13,300 for capital expenditures and other reimbursements at March 31, 2024 and December 31, 2023, respectively. Sonesta owed us $21,400 and $6,376 in owner’s priority returns and other amounts as of March 31, 2024 and December 31, 2023, respectively. Amounts due from Sonesta are included in due from related persons and amounts owed to Sonesta are included in due to related persons in our condensed consolidated balance sheets. Our Sonesta agreement requires that 5% of the hotel gross revenues be escrowed for future capital expenditures as FF&E reserves, subject to available cash flows after payment of the owner’s priority returns due to us. No FF&E escrow deposits were required during either the three months ended March 31, 2024 or 2023.
Pursuant to our Sonesta agreement, we incurred management, reservation and system fees and reimbursement costs for certain guest loyalty, marketing programs and third-party reservation transmission fees of $27,015 and $26,136 for the three months ended March 31, 2024 and 2023, respectively. These fees and costs are included in hotel operating expenses in our condensed consolidated statements of comprehensive income (loss). In addition, we incurred procurement and construction supervision fees payable to Sonesta of $400 and $207 for the three months ended March 31, 2024 and 2023, respectively, which amounts have been capitalized in our condensed consolidated balance sheets and are depreciated over the estimated useful lives of the related capital assets.
We are required to maintain working capital for each of our hotels managed by Sonesta and have advanced a fixed amount based on the number of rooms in each hotel to meet the cash needs for hotel operations. As of each of March 31, 2024 and December 31, 2023, we had advanced $48,490 of initial working capital to Sonesta net of any working capital returned to us on termination of the applicable management agreements in connection with hotels we have sold. These amounts are included in other assets, net in our condensed consolidated balance sheets. Any remaining working capital would be returned to us upon termination in accordance with the terms of our Sonesta agreement.
See Notes 7 and 11 for further information regarding our relationships, agreements and transactions with Sonesta.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
Hyatt Agreement. As of March 31, 2024, Hyatt managed 17 of our select service hotels pursuant to a portfolio management agreement that expires on March 31, 2031, or our Hyatt agreement, and provides that, as of March 31, 2024, we are to be paid an annual owner’s priority return of $16,769. Any returns we receive from Hyatt are currently limited to the hotels’ available cash flows, if any, after payment of operating expenses. Hyatt has provided us with a $30,000 limited guarantee for 75% of the aggregate annual owner’s priority returns due to us that will become effective upon substantial completion of planned renovations of the hotels, which we currently expect to occur in 2024. We realized a net operating loss of $1,108 during the three months ended March 31, 2024 and returns of $2,323 during the three months ended March 31, 2023 under our Hyatt agreement. In February 2024, we funded $2,300 of additional working capital to Hyatt. We may recover this amount in the future, if cash flows are sufficient to pay our owner’s priority return and other amounts in accordance with our Hyatt agreement. During the three months ended March 31, 2024, we incurred capital expenditures for certain hotels included in our Hyatt agreement of $20,225, which resulted in an aggregate increase in our contractual annual owner’s priority returns of $1,214. We did not incur capital expenditures for any of the hotels included in our Hyatt agreement during the three months ended March 31, 2023.
Radisson Agreement. As of March 31, 2024, Radisson managed seven of our full-service hotels pursuant to a portfolio management agreement that expires on July 31, 2031, or our Radisson agreement, and provides that we are to be paid an annual owner’s priority return of $10,883. Radisson has provided us with a $22,000 limited guarantee for 75% of the aggregate annual owner’s priority returns due to us that became effective on January 1, 2023, subject to adjustment for planned renovations of certain hotels, which we currently expect to be completed by the end of the second quarter of 2024. We realized returns under our Radisson agreement of $1,451 and $1,565 during the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024 and 2023, the hotels under this agreement generated cash flows that were less than the guaranteed owner’s priority level due to us for these periods, and we reduced hotel operating expenses by $522 and $335, respectively, to record the guaranteed amount of the shortfalls due from Radisson. The available balance of the guaranty was $20,828 as of March 31, 2024. During the three months ended March 31, 2024 and 2023, we incurred capital expenditures of $286 and $2,375, respectively, for the hotels included in our Radisson agreement, which resulted in an aggregate increase in our contractual owner’s priority returns of $17 and $143, respectively.
Marriott Agreement. As of March 31, 2023, we had sold all 16 hotels previously managed by Marriott International, Inc., or Marriott. We realized a net operating loss of $2,762 during the three months ended March 31, 2023, under our management agreement with Marriott. We did not incur capital expenditures for any of the hotels included in our management agreement with Marriott during the three months ended March 31, 2023.
IHG Agreement. Our management agreement with IHG for one hotel expires on January 31, 2026. We realized returns under our management agreement with IHG of $1,593 and $763 during the three months ended March 31, 2024 and 2023, respectively. Any returns we receive from IHG are limited to the hotel’s available cash flows, if any, after payment of operating expenses. During the three months ended March 31, 2024 and 2023, we incurred capital expenditures of $149 and $59, respectively, for the hotel included in our IHG agreement.
Net Lease Portfolio
As of March 31, 2024, we owned 749 service-focused retail net lease properties with an aggregate of 13,384,219 square feet with leases requiring annual minimum rents of $374,941 with a weighted (by annual minimum rents) average remaining lease term of 8.7 years. Our net lease properties were 97.3% occupied and leased by 177 tenants operating under 137 brands in 21 distinct industries.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
TA Leases. As of March 31, 2024, TA is our largest tenant, representing 28.6% of our total historical real estate investments. We lease to TA a total of 175 travel centers under five master leases that expire in 2033, or our TA leases, subject to TA’s right to extend those leases, and require annual minimum rents of $254,000 as of March 31, 2024. TA receives a monthly rent credit totaling $25,000 per year over the 10-year initial term of the TA leases as a result of rent it prepaid. On February 28, 2024, TA acquired the leasehold interest of one of our travel centers from a third party landlord. The aggregate minimum rent due to us under our leases with TA for the remaining 175 travel centers was unchanged as a result of TA’s acquisition of this leasehold interest.
Our TA leases are “triple net” leases that require TA to pay all costs incurred in the operation of the leased travel centers, including personnel, utility, inventory, customer service and insurance expenses, real estate and personal property taxes, environmental related expenses, underground storage tank maintenance costs and ground lease payments at those travel centers at which we lease the property and sublease it to TA. Our TA leases generally require TA to indemnify us for certain environmental matters and for liabilities that arise during the terms of the leases from ownership or operation of the leased travel centers. Our TA leases do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components. BP Corporation North America Inc. guarantees payment under each of the TA leases, limited to an aggregate cap which was $3,037,475 as of March 31, 2024.
We recognized rental income from our TA leases of $67,834 and $62,141 for the three months ended March 31, 2024 and 2023, respectively. Rental income was increased by $4,309 and reduced by $3,241 for the three months ended March 31, 2024 and 2023, respectively, to record the scheduled rent changes on a straight line basis. As of March 31, 2024 and December 31, 2023, we had receivables for current rent amounts owed to us by TA and straight line rent adjustments of $25,459 and $19,816, respectively, included in other assets, net in our condensed consolidated balance sheets.
Until May 15, 2023, our TA leases required TA to pay us percentage rent based upon increases in certain sales. We recognized percentage rent due under our TA leases as rental income when all contingencies were met. We did not recognize any percentage rent during the three months ended March 31, 2023 under our TA leases. We had aggregate deferred percentage rent under our TA leases of $2,385 for the three months ended March 31, 2023.
For more information regarding our relationships with TA, including the TA Merger (as defined below), see Notes 7 and 11.
Our other net lease agreements generally provide for minimum rent payments and in addition may include variable payments. Rental income from operating leases, including any payments derived by index or market-based indices, is recognized on a straight line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining the lease term. We recognized rental income from our net lease properties (excluding TA) of $32,180 and $32,272 for the three months ended March 31, 2024 and 2023, respectively, which included $1,459 and $793, respectively, of adjustments to record scheduled rent changes under certain of our leases on a straight line basis.
We continually review receivables related to rent, straight line rent and property operating expense reimbursements and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes an assessment of whether substantially all of the amounts due under a tenant’s lease are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as cash is received. We recognize all changes in the collectability assessment for an operating lease as an adjustment to rental income. We recorded reserves for uncollectable amounts and reduced rental income by $665 and $3,540 for the three months ended March 31, 2024 and 2023, respectively, based on our assessment of the collectability of rents. We had reserves for uncollectable rents of $4,101 and $3,436 as of March 31, 2024 and December 31, 2023, respectively, included in other assets, net in our condensed consolidated balance sheets.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
Note 7. Other Investments
Equity Method Investment
As of both March 31, 2024 and December 31, 2023, we owned 34% of Sonesta’s outstanding common stock. We account for our 34% non-controlling interest in Sonesta under the equity method of accounting.
As of March 31, 2024 and December 31, 2023, our investment in Sonesta had a carrying value of $111,014 and $113,304, respectively. On the date of acquisition of our initial equity interest in Sonesta (February 27, 2020), the cost basis of our investment in Sonesta exceeded our proportionate share of Sonesta’s total stockholders’ equity book value by an aggregate of $8,000. As required under GAAP, we are amortizing this difference to equity in earnings of an investee over 31 years, the weighted average remaining useful life of the real estate assets and intangible assets and liabilities owned by Sonesta as of the date of our acquisition. We recorded amortization of the basis difference of $65 in each of the three months ended March 31, 2024 and 2023. We recognized losses of $5,338 and $4,221 related to our investment in Sonesta for the three months ended March 31, 2024 and 2023, respectively. These amounts, which include amortization of the basis difference, are included in equity in losses of an investee in our condensed consolidated statements of comprehensive income (loss).
We recorded a liability of $42,000 for the fair value of our initial investment in Sonesta, as no cash consideration was exchanged related to the modification of our management agreement with, and investment in, Sonesta. This liability for our investment in Sonesta is included in accounts payable and other liabilities in our condensed consolidated balance sheets and is being amortized on a straight line basis through the initial term of the Sonesta agreement, January 31, 2037, as a reduction to hotel operating expenses in our condensed consolidated statements of comprehensive income (loss). We reduced hotel operating expenses by $621 for each of the three months ended March 31, 2024 and 2023, for amortization of this liability. As of March 31, 2024 and December 31, 2023, the unamortized balance of this liability was $31,858 and $32,479, respectively.
During the three months ended March 31, 2024, we made a $3,392 pro rata capital contribution to Sonesta to support its growth initiatives, including its franchising efforts. We continue to maintain our 34% ownership in Sonesta after giving effect to this contribution.
See Notes 6 and 11 for further information regarding our relationships, agreements and transactions with Sonesta.
Investment in Equity Securities
Until May 15, 2023, we owned 1,184,797 shares, or approximately 7.8%, of TA common stock, which were reported at fair value based on quoted market prices (Level 1 inputs as defined in the fair value hierarchy under GAAP) as of the end of the period, with changes in fair value recorded in earnings in our condensed consolidated statements of comprehensive income (loss). As of May 15, 2023, our historical cost basis for these shares was $24,418 and our carrying value for these shares was $101,893. On May 15, 2023, BP Products North America Inc. acquired TA pursuant to a merger, or the TA Merger, for $86.00 per share of TA common stock in cash. During the three months ended March 31, 2023, we recorded gains of $49,430 to adjust the carrying value of our former investment in shares of TA common stock to its fair value.
Note 8. Indebtedness
Our principal debt obligations at March 31, 2024 were: (1) $4,025,000 aggregate outstanding principal amount of senior unsecured notes; (2) $1,000,000 aggregate outstanding principal amount of senior secured notes; and (3) $608,079 aggregate outstanding principal amount of net lease mortgage notes. We had no amounts outstanding under our revolving credit facility as of March 31, 2024.
Our $650,000 secured revolving credit facility is available for general business purposes, including acquisitions. We can borrow, repay, and reborrow funds available under our revolving credit facility until maturity and no principal repayments are due until maturity. The maturity date of our revolving credit facility is June 29, 2027, and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to further extend the stated maturity date of the facility by two additional six-month periods.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
Interest payable on drawings under our revolving credit facility is based on the secured overnight financing rate, or SOFR, plus a margin ranging from 1.50% to 3.00% based on our leverage ratio, as defined in our credit agreement, which was 2.50% as of March 31, 2024. As collateral for all loans and other obligations under the credit facility, certain of our subsidiaries pledged all of their respective equity interests in certain of our direct and indirect property owning subsidiaries, and our pledged subsidiaries provided first mortgage liens on 69 properties, including 66 hotels and three net lease properties, with an aggregate undepreciated carrying value of $1,612,216 as of March 31, 2024. In addition, in order to maintain compliance with the minimum collateral property availability covenant as defined in the credit agreement, in February 2024, we added three hotels with an aggregate undepreciated carrying value of $115,039 as of March 31, 2024, as collateral under the agreement. We also pay unused commitment fees of 20 to 30 basis points per annum on the total amount of lending commitments under our revolving credit facility based on amounts outstanding. As of March 31, 2024 and 2023, the annual interest rate payable on borrowings under our revolving credit facility was 7.84% and 7.36%, respectively. We had no borrowings outstanding under our revolving credit facility for the three months ended March 31, 2024 or 2023.
Our debt agreements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR, ceasing to act as our business manager. Our debt agreements also contain covenants, including those that restrict our ability to incur debts or to make distributions under certain circumstances and generally require us to maintain certain financial ratios. Borrowings under our revolving credit facility are subject to meeting ongoing minimum performance and market values of the collateral properties, satisfying certain financial covenants and other credit facility conditions. We believe we were in compliance with the terms and conditions of our debt agreements as of March 31, 2024.
Net Lease Mortgage Notes
Our $610,200 in aggregate principal amount of net lease mortgage notes were issued on February 10, 2023 by our wholly owned, special purpose bankruptcy remote, indirect subsidiary, SVC ABS LLC, or the Issuer. The Issuer is a separate legal entity and is the sole owner of its assets and liabilities. The assets of the Issuer are not available to pay or otherwise satisfy obligations to the creditors of any owners or affiliates of the Issuer.
Our net lease mortgage notes are summarized below:

Note Class	Principal Outstanding as of March 31, 2024	Coupon Rate	Initial Term (in years)	Maturity
Class A	$303,348	5.15%	5	February 2028
Class B	172,531	5.55%	5	February 2028
Class C	132,200	6.70%	5	February 2028
Total / weighted average	$608,079	5.60%
The Class A notes and the Class B notes require monthly principal repayments at an annualized rate of 0.50% and 0.25% of the balance outstanding, respectively, and the Class C notes require interest payments only, with balloon payments due at maturity. The notes mature in February 2028 and may be redeemed without penalty 24 months prior to the scheduled maturity date beginning in February 2026. The notes are non-recourse and are secured by 308 net lease retail properties owned by the Issuer. The current leases relating to those properties require annual minimum rents of $65,070 and had an aggregate undepreciated carrying value of $754,006 as of March 31, 2024.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
Note 9. Shareholders’ Equity
Share Purchases
During the three months ended March 31, 2024, we purchased an aggregate of 1,537 of our common shares, valued at a weighted average share price of $8.54 per common share, from certain former employees of RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. We withheld and purchased these common shares at their fair market values based upon the trading prices of our common shares at the close of trading on The Nasdaq Stock Market LLC, or Nasdaq, on the applicable purchase dates.
Distributions
During the three months ended March 31, 2024, we declared and paid regular quarterly distributions to common shareholders as follows:

Declaration Date	Record Date	Paid Date	Dividend Per Common Share	Total Distributions
January 11, 2024	January 22, 2024	February 15, 2024	$0.20	$33,154
On April 11, 2024, we declared a regular quarterly distribution to common shareholders of record as of April 22, 2024 of $0.20 per common share, or approximately $33,152. We expect to pay this amount on or about May 16, 2024 using cash on hand.
Note 10. Business and Property Management Agreements with RMR
We have no employees. The personnel and various services we require to operate our business are provided to us by RMR. We have two agreements with RMR to provide management services to us: (1) a business management agreement, which relates to our business generally, and (2) a property management agreement, which relates to our property level operations of our net lease portfolio, the office building component of one of our hotels and major renovation or repositioning activities at our hotels that we may request RMR to manage from time to time.
Pursuant to our business management agreement with RMR, we recognized net business management fees of $7,757 and $8,385 for the three months ended March 31, 2024 and 2023, respectively. Based on our common share total return, as defined in our business management agreement, as of each of March 31, 2024 and 2023, no incentive fees are included in the net business management fees we recognized for the three months ended March 31, 2024 or 2023. The actual amount of annual incentive fees for 2024, if any, will be based on our common share total return, as defined in our business management agreement, for the three-year period ending December 31, 2024, and will be payable in January 2025. We did not incur an incentive fee payable to RMR for the year ended December 31, 2023. We include business management fee amounts in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).
Pursuant to our property management agreement with RMR, we recognized aggregate property management and construction supervision fees of $3,180 and $1,412 for the three months ended March 31, 2024 and 2023, respectively. Of those amounts, for the three months ended March 31, 2024 and 2023, $1,484 and $945, respectively, of property management fees were expensed to net lease operating expenses in our condensed consolidated statements of comprehensive income (loss) and $1,696 and $467, respectively, of construction and supervision fees were capitalized as building improvements in our condensed consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
We are generally responsible for all of our operating expenses, including certain expenses incurred or arranged by RMR on our behalf. We are generally not responsible for payment of RMR’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR employees assigned to work exclusively or partly at our net lease properties and the office building component of one of our hotels, our share of the wages, benefits and other related costs of RMR’s centralized accounting personnel, our share of RMR’s costs for providing our internal audit function, and as otherwise agreed. Our property level operating expenses are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR. We reimbursed RMR $1,094 and $1,003 for these expenses and costs for the three months ended March 31, 2024 and 2023, respectively. We included these amounts in net lease operating expenses and general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income (loss).
Note 11. Related Person Transactions
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
See Notes 6 and 7 for further information regarding our relationships, agreements and transactions with TA.
Sonesta. Sonesta is a private company. Mr. Portnoy is the largest owner and controlling shareholder and a director of Sonesta. Mr. Murray is a director of Sonesta and is its president and chief executive officer, and he is an officer and employee of RMR. Sonesta’s other director serves as RMR’s and RMR Inc.’s executive vice president, general counsel and secretary, as a managing director of RMR Inc. and as our Secretary. RMR also provides certain services to Sonesta. As of March 31, 2024, we owned 34% of Sonesta’s outstanding shares of common stock and Sonesta managed 195 of our hotels. See Notes 6 and 7 for further information regarding our relationships, agreements and transactions with Sonesta.
Our Manager, RMR. We have two agreements with RMR to provide management services to us. See Note 10 for further information regarding our management agreements with RMR.
For further information about these and certain other such relationships and certain other related person transactions, refer to our 2023 Annual Report.
Note 12. Income Taxes
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

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
During the three months ended March 31, 2024, we recognized income tax expense of $1,007, which includes $621 of state tax expense and $386 of foreign tax expense. During the three months ended March 31, 2023, we recognized an income tax benefit of $3,780, which includes $2,297 of state tax benefit and $1,483 of foreign tax benefit.
Note 13. Segment Information
We aggregate our hotels and net lease portfolio into two reportable segments, hotel investments and net lease investments, based on their similar operating and economic characteristics.

	Three Months Ended March 31, 2024
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$336,236	$—	$—	$336,236
Rental income	—	100,014	—	100,014
Total revenues	336,236	100,014	—	436,250

Expenses:
Hotel operating expenses	305,086	—	—	305,086
Net lease operating expenses	—	4,723	—	4,723
Depreciation and amortization	55,086	38,021	—	93,107
General and administrative	—	—	10,506	10,506
Loss on asset impairment	—	2,451	—	2,451
Total expenses	360,172	45,195	10,506	415,873

Loss on sale of real estate, net	(836)	(2,127)	—	(2,963)
Interest income	63	105	1,794	1,962
Interest expense	—	(11,517)	(79,897)	(91,414)
(Loss) income before income tax expense and equity in losses of an investee	(24,709)	41,280	(88,609)	(72,038)
Income tax expense	—	—	(1,007)	(1,007)
Equity in losses of an investee	—	—	(5,338)	(5,338)
Net (loss) income	$(24,709)	$41,280	$(94,954)	$(78,383)

	As of March 31, 2024
	Hotels	Net Lease	Corporate	Consolidated
Total assets	$3,971,296	$3,046,807	$213,416	$7,231,519

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31, 2023
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$334,796	$—	$—	$334,796
Rental income	—	94,413	—	94,413
Total revenues	334,796	94,413	—	429,209

Expenses:
Hotel operating expenses	299,566	—	—	299,566
Net lease operating expenses	—	3,905	—	3,905
Depreciation and amortization	53,385	46,654	—	100,039
General and administrative	—	—	10,911	10,911
Transaction related costs	—	—	887	887
Total expenses	352,951	50,559	11,798	415,308

Gain on sale of real estate, net	41,898	—	—	41,898
Gain on equity securities, net	—	—	49,430	49,430
Interest income	30	2	2,754	2,786
Interest expense	—	(6,322)	(75,258)	(81,580)
Loss on early extinguishment of debt	—	—	(44)	(44)
Income (loss) before income tax benefit and equity in losses of an investee	23,773	37,534	(34,916)	26,391
Income tax benefit	—	—	3,780	3,780
Equity in losses of an investee	—	—	(4,221)	(4,221)
Net income (loss)	$23,773	$37,534	$(35,357)	$25,950

	As of December 31, 2023
	Hotels	Net Lease	Corporate	Consolidated
Total assets	$3,943,213	$3,084,686	$328,217	$7,356,116

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
Note 14. Fair Value of Assets and Liabilities
The table below presents certain of our assets carried at fair value at March 31, 2024, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

		Fair Value at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-recurring Fair Value Measurement Assets:
Assets of properties held for sale (1)	$1,863	$—	$—	$1,863
(1)We recorded a loss on asset impairment of $2,451 during the three months ended March 31, 2024, to reduce the carrying value of five net lease properties in our condensed consolidated balance sheet to their estimated fair value less costs to sell based on brokers’ opinion of values (Level 3 inputs as defined in the fair value hierarchy under GAAP).
In addition to the assets included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, revolving credit facility, net lease mortgage notes, senior notes and security deposits. At March 31, 2024 and December 31, 2023, the fair values of these financial instruments approximated their carrying values in our condensed consolidated balance sheets due to their short-term nature or floating interest rates, except as follows:

	March 31, 2024		December 31, 2023
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Senior Unsecured Notes, due 2025 at 4.50%	$349,353	$341,950	$349,181	$341,688
Senior Unsecured Notes, due 2025 at 7.50%	796,591	810,784	796,007	808,888
Senior Unsecured Notes, due 2026 at 5.25%	347,883	338,587	347,601	339,780
Senior Unsecured Notes, due 2026 at 4.75%	448,499	419,436	448,347	419,909
Senior Unsecured Notes, due 2027 at 4.95%	397,861	369,984	397,672	362,108
Senior Unsecured Notes, due 2027 at 5.50%	445,913	428,958	445,631	412,002
Net Lease Mortgage Notes, due 2028 at 5.60%	561,349	580,423	558,876	585,784
Senior Unsecured Notes, due 2028 at 3.95%	395,643	342,336	395,355	327,708
Senior Unsecured Notes, due 2029 at 4.95%	420,675	347,935	420,477	351,726
Senior Unsecured Notes, due 2030 at 4.375%	393,339	305,332	393,056	310,524
Senior Secured Notes, due 2031 at 8.625%	969,039	1,066,440	968,017	1,047,430
Total financial liabilities	$5,526,145	$5,352,165	$5,520,220	$5,307,547
(1)Carrying value includes unamortized discounts, premiums and certain debt issuance costs.
At March 31, 2024 and December 31, 2023, we estimated the fair values of our senior notes using an average of the bid and ask price of the notes (Level 2 inputs) as of the measurement dates. At March 31, 2024 and December 31, 2023, we estimated the fair value of our net lease mortgage notes using discounted cash flow analyses and current prevailing market rates as of the measurement dates (Level 3 inputs). As Level 3 inputs are unobservable, our estimated value may differ materially from the actual fair value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2023 Annual Report.
Overview (dollars in thousands, except per share amounts and per room hotel data)
We are a REIT organized under the laws of the State of Maryland. As of March 31, 2024, we owned 969 properties in 46 states, the District of Columbia, Canada and Puerto Rico.
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
Management Agreements and Leases. At March 31, 2024, we owned 220 hotels operated under four agreements. We leased all of these hotels to our wholly owned TRSs that are managed by hotel operating companies as of that date. At March 31, 2024, we also owned 749 service-focused retail properties leased to 177 tenants subject to “triple net” leases, where the tenants are generally responsible for the payment of operating expenses and capital expenditures. Our condensed consolidated statements of comprehensive income (loss) include hotel operating revenues and hotel operating expenses of our managed hotels and rental income and net lease operating expenses from our net lease properties.
Hotel Portfolio. As of March 31, 2024, we owned 220 hotels. During the three months ended March 31, 2024, the U.S. hotel industry generally realized increases in revenue per available room, or RevPAR, compared to the same period in 2023. Our hotels produced year over year declines in RevPAR, which we believe is partially a result of disruption and displacement at certain of our hotels undergoing renovation and decreased business activity in areas where some of our hotels are located. The following table provides a summary for all of our hotels with these revenue metrics for the periods presented, which we believe are key indicators of performance at our hotels.

	Three Months Ended March 31,
	2024	2023	Change
All Hotels
No. of hotels	220	220	—
No. of rooms or suites	37,697	37,527	170
Occupancy	56.3%	57.6%	(1.3)	pts
ADR	$139.83	$138.73	0.8%
RevPAR	$78.69	$79.91	(1.5)%
Comparable Hotels Data. We present RevPAR, average daily rate, or ADR, and occupancy for the periods presented on a comparable basis to facilitate comparisons between periods. We define comparable hotels as those that were owned by us and were open and operating for the entirety of the periods being compared. For the three months ended March 31, 2024 and 2023, our comparable results exclude two hotels. One of the hotels was not owned for the entirety of the periods and the other suspended operations during part of the periods presented. The following table provides a summary of these revenue metrics for the periods presented.

	Three Months Ended March 31,
	2024	2023	Change
Comparable Hotels
No. of hotels	218	218	—
No. of rooms or suites	37,349	37,349	—
Occupancy	56.2%	57.8%	(1.6)	pts
ADR	$137.61	$138.81	(0.9)%
RevPAR	$77.35	$80.18	(3.5)%
Net Lease Portfolio. As of March 31, 2024, we owned 749 service-focused retail net lease properties with an aggregate of 13,384,219 square feet leased to 177 tenants subject to “triple net” leases (where the tenants are responsible for payments of operating expenses and capital expenditures) requiring annual minimum rents of $374,941. Our net lease properties were 97.3% occupied as of March 31, 2024 with a weighted (by annual minimum rent) average lease term of 8.7 years, operating under 137 brands in 21 distinct industries. TA is our largest tenant and as of March 31, 2024, leased 175 of our travel centers under five master leases that expire in 2033 and require annual minimum rents of $254,000. In addition, TA receives an annual credit of $25,000 as a result of prepaid rent. BP Corporation North America Inc. guarantees payment under these leases, subject to a cap.
Additional details of our hotel operating agreements and our net lease agreements are set forth in Note 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations (amounts in thousands, except per share data)
Three Months Ended March 31, 2024, Compared to the Three Months Ended March 31, 2023

	Three Months Ended March 31,
	2024	2023	Increase (Decrease)	% Increase (Decrease)
Revenues:
Hotel operating revenues	$336,236	$334,796	$1,440	0.4%
Rental income	100,014	94,413	5,601	5.9%
Total revenues	436,250	429,209	7,041	1.6%

Expenses:
Hotel operating expenses	305,086	299,566	5,520	1.8%
Net lease operating expenses	4,723	3,905	818	20.9%
Depreciation and amortization - hotels	55,086	53,385	1,701	3.2%
Depreciation and amortization - net lease properties	38,021	46,654	(8,633)	(18.5)%
Total depreciation and amortization	93,107	100,039	(6,932)	(6.9)%
General and administrative	10,506	10,911	(405)	(3.7)%
Transaction related costs	—	887	(887)	n/m
Loss on asset impairment	2,451	—	2,451	n/m
Total expenses	415,873	415,308	565	0.1%

(Loss) gain on sale of real estate, net	(2,963)	41,898	(44,861)	(107.1)%
Gain on equity securities, net	—	49,430	(49,430)	n/m
Interest income	1,962	2,786	(824)	(29.6)%
Interest expense	(91,414)	(81,580)	(9,834)	12.1%
Loss on early extinguishment of debt	—	(44)	44	n/m
(Loss) income before income tax (expense) benefit and equity in losses of an investee	(72,038)	26,391	(98,429)	n/m
Income tax (expense) benefit	(1,007)	3,780	(4,787)	(126.6)%
Equity in losses of an investee	(5,338)	(4,221)	(1,117)	26.5%
Net (loss) income	$(78,383)	$25,950	$(104,333)	n/m

Weighted average common shares outstanding (basic and diluted)	165,158	164,867	291	0.2%

Net (loss) income per common share (basic and diluted)	$(0.48)	$0.16	$(0.64)	n/m
References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended March 31, 2024, compared to the three months ended March 31, 2023.
Hotel operating revenues. The increase in hotel operating revenues is primarily a result of our hotel acquisition ($9,886), partially offset by the sale of certain of our hotels since January 1, 2023 ($7,829) and the displacement and disruption at certain of our hotels undergoing renovation and decreased business activity in areas where some of our hotels are located ($617). Additional operating statistics of our hotels are included in the tables beginning on page 29.
Rental income. The increase in rental income is primarily a result of the amended TA leases that were effective starting in May 2023.
Hotel operating expenses. The increase in hotel operating expenses is primarily a result of our hotel acquisition ($6,575), increases in wages and benefits ($5,470) and property insurance and other operating expenses ($3,843), partially offset by our sale of certain hotels since January 1, 2023 ($10,368).

Net lease operating expenses. The increase in net lease operating expenses is primarily the result of increased property management fees in the 2024 period ($549) and increases in other operating expenses at certain net lease properties ($574), partially offset by our sale of certain net lease properties since January 1, 2023 ($305).
Depreciation and amortization - hotels. The increase in depreciation and amortization - hotels is primarily a result of depreciation and amortization related to capital expenditures made since January 1, 2023 and our acquisition of a hotel in June 2023 ($4,053), partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2023 ($2,352).
Depreciation and amortization - net lease properties. The decrease in depreciation and amortization - net lease properties is primarily a result of our sale of certain net lease properties since January 1, 2023 ($5,543) and certain of our depreciable assets becoming fully depreciated ($3,090).
General and administrative. The decrease in general and administrative costs is primarily due to a decrease in business management fees in the 2024 period ($628), partially offset by an increase in other professional fees ($223).
Transaction related costs. Transaction related costs for the 2023 period primarily consisted of costs related to potential acquisitions.
Loss on asset impairment. We recorded a $2,451 loss on asset impairment during the 2024 period to reduce the carrying value of five net lease properties to their estimated fair value less costs to sell.
(Loss) gain on sale of real estate, net. We recorded a $2,963 net loss on sale of real estate during the 2024 period in connection with the sales of three net lease properties and one hotel. We recorded a $41,898 net gain on sale of real estate during the 2023 period in connection with the sale of 18 hotels.
Gain on equity securities, net. Gain on equity securities, net represents the adjustment to the carrying value of our former investment in shares of TA common stock to its fair value.
Interest income. The decrease in interest income is due to lower average cash balances invested during the 2024 period.
Interest expense. The increase in interest expense is primarily due to higher weighted average interest rates during the 2024 period.
Loss on early extinguishment of debt. We recorded a $44 loss on early extinguishment of debt in the 2023 period in connection with our redemption of certain senior unsecured notes.
Income tax (expense) benefit. The change in income tax (expense) benefit is primarily a result of recording state and foreign tax expense during the 2024 period compared to state and foreign tax benefits in the 2023 period.
Equity in losses of an investee. Equity in losses of an investee represents our proportionate share of the losses of Sonesta.
Net (loss) income. Our net (loss) income and net (loss) income per common share (basic and diluted) each decreased in the 2024 period compared to the 2023 period primarily due to the revenue and expense changes discussed above.

Liquidity and Capital Resources (dollars in thousands, except per share amounts)
Our Managers and Tenants
As of March 31, 2024, all 220 of our hotels were managed by four hotel operating companies. Our 749 service-focused retail net lease properties were leased to 177 tenants as of March 31, 2024. The costs of operating and maintaining our properties are generally paid by the hotel managers as agents for us or by our tenants for their own account. Our hotel managers and tenants derive their funding for property operating expenses and for returns and rents due to us generally from property operating revenues and, to the extent these parties themselves fund our owner’s priority returns and rents, from their separate resources. As of March 31, 2024, our hotel managers included Sonesta (195 hotels), Hyatt (17 hotels), Radisson (seven hotels), and IHG (one hotel). TA is our largest tenant (175 travel centers).
We recorded reserves for uncollectable amounts and reduced rental income by $665 and $3,540 for the three months ended March 31, 2024 and 2023, respectively, based on our assessment of the collectability of rents. We had reserves for uncollectable rents of $4,101 and $3,436 as of March 31, 2024 and December 31, 2023, respectively, included in other assets, net in our condensed consolidated balance sheets.
We define net lease coverage as earnings before interest, taxes, depreciation, amortization and rent, or EBITDAR, divided by the annual minimum rent due to us weighted by the minimum rent of the property to total minimum rents of the net lease portfolio. Tenants with no minimum rent required under the lease are excluded. EBITDAR amounts used to determine rent coverage are generally for the latest twelve-month period, based on the most recent operating information, if any, furnished by our tenants. Operating statements furnished by our tenants often are unaudited and, in certain cases, may not have been prepared in accordance with GAAP and are not independently verified by us. In instances where we do not have tenant financial information, we calculate an implied coverage ratio for the period based on other tenants with available financial statements operating the same brand or within the same industry. As a result, we believe using this implied coverage metric provides a more reasonable estimated representation of recent operating results and the financial condition for those tenants. Our net lease properties generated coverage of 2.37x and 2.98x as of March 31, 2024 and 2023, respectively.
Our Operating Liquidity and Capital Resources
Our principal sources of funds to meet operating and capital expenses, debt service obligations and distributions to our shareholders are owner’s priority returns from our hotels, rents from our net lease portfolio and borrowings under our revolving credit facility. We receive owner’s priority returns and rents from our managers and tenants monthly. We may receive additional returns, percentage rents and our share of the operating profits of our managed hotels after payment of management fees and other deductions, if any, either monthly or quarterly, and these amounts are usually subject to annual reconciliations. We believe these sources of funds will be sufficient to meet our operating expenses and capital expenditures, pay debt service obligations and make distributions to our shareholders for the next twelve months and for the foreseeable future thereafter. However, as a result of economic conditions, including if the U.S. enters an economic recession, or otherwise, our managers and tenants may become unable or unwilling to pay owner’s priority returns and rents to us when due, and, as a result, our cash flows and net income would decline and we may need to reduce the amount of, or even eliminate, our distributions to common shareholders.
The following is a summary of our sources and uses of cash flows for the periods presented:

	Three Months Ended March 31,
	2024	2023
Cash and cash equivalents and restricted cash at the beginning of the period	$197,830	$45,420
Net cash (used in) provided by:
Operating activities	(926)	12,373
Investing activities	(74,829)	114,252
Financing activities	(34,749)	23,791
Cash and cash equivalents and restricted cash at the end of the period	$87,326	$195,836

The change from cash flow provided by operating activities in the 2023 period to cash flow used in operating activities in the 2024 period is primarily due to higher interest expense and lower hotel returns in the 2024 period. The change from cash flow provided by investing activities in the 2023 period to cash flow used in investing activities in the 2024 period is primarily due to lower proceeds from the sale of real estate and increased real estate improvements during the 2024 period. The change from cash flow provided by financing activities in the 2023 period to cash flow used in financing activities in the 2024 period is primarily due to lower net borrowings in the 2024 period.
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
Our Investment and Financing Liquidity and Capital Resources
Our hotel operating agreements generally provide that, if necessary, we may provide our managers with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. During the three months ended March 31, 2024, we funded $67,656 for capital improvements in excess of FF&E reserves available to our hotels. We currently expect to fund $232,000 for capital improvements to certain hotels during the last nine months of 2024 using cash on hand and borrowings under our revolving credit facility.
Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. We own all the FF&E escrows for our hotels. During the three months ended March 31, 2024, certain of our hotel managers deposited $871 to these accounts and spent $1,002 from the FF&E reserve escrow accounts to renovate and refurbish our hotels. As of March 31, 2024, there was $5,551 on deposit in these escrow accounts, which was held directly by us and is reflected in our condensed consolidated balance sheets as restricted cash.
Our net lease portfolio leases do not require FF&E escrow deposits and tenants under these leases are generally required to maintain the leased properties, including structural and non-structural components. We may provide tenant improvement allowances to tenants in certain cases or may develop sites with the intent to lease them. During the three months ended March 31, 2024, we funded $511 for capital improvements to our net lease properties. As of March 31, 2024, we had $2,696 of unspent leasing-related obligations related to certain net lease tenants.
During the three months ended March 31, 2024, we sold three net lease properties with an aggregate of 34,849 square feet for an aggregate sales price of $2,932, excluding closing costs, and one hotel with 84 rooms for a sales price of $3,315, excluding closing costs. As of May 3, 2024, we have entered into an agreement to sell one net lease property with 3,381 square feet for a sale price of $1,250, excluding closing costs. This pending sale is subject to conditions; accordingly, we cannot be sure that we will complete this sale, that this sale will not be delayed or that the terms will not change. We continue to market 12 net lease properties with an aggregate of 138,948 square feet for sale. We believe it is more likely than not that the sales of these properties will be completed within one year. In addition, we are also marketing 22 Sonesta hotels with an aggregate of 2,832 rooms for sale, including nine Sonesta ES Suites®, seven Sonesta Select®, five Sonesta Simply Suites® and one Sonesta Hotels & Resorts®. We cannot be sure we will sell any of these hotels or sell them for prices in excess of their carrying values. We expect to use the proceeds from these asset sales for general business purposes, which may include the repayment of debt.
During the three months ended March 31, 2024, we made a $3,392 pro rata capital contribution to Sonesta to support its growth initiatives, including its franchising efforts, and maintain our ownership percentage of Sonesta, using cash on hand.
During the three months ended March 31, 2024, we declared and paid regular quarterly distributions to our common shareholders using cash on hand as follows:

Declaration Date	Record Date	Paid Date	Dividend Per Common Share	Total Distributions
January 11, 2024	January 22, 2024	February 15, 2024	$0.20	$33,154
On April 11, 2024, we declared a regular quarterly distribution to common shareholders of record as of April 22, 2024 of $0.20 per common share, or approximately $33,152. We expect to pay this amount on or about May 16, 2024 using cash on hand.

In order to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $650,000 secured revolving credit facility which is governed by a credit agreement. This revolving credit facility is available for general business purposes, including acquisitions. We can borrow, repay, and reborrow funds available under the revolving credit facility until maturity and no principal repayments are due until maturity. Availability of borrowings under our credit agreement is subject to ongoing minimum performance and market values of the collateral properties, satisfying certain financial covenants and other credit facility conditions. The maturity date of our revolving credit facility is June 29, 2027, and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to further extend the stated maturity date by two additional six-month periods.
Interest payable on drawings under our revolving credit facility is based on SOFR plus a margin ranging from 1.50% to 3.00% based on our leverage ratio, as defined in our credit agreement, which was 2.50% as of March 31, 2024. As collateral for all loans and other obligations under the facility, certain of our subsidiaries pledged all of their respective equity interests in certain of our direct and indirect property owning subsidiaries, and our pledged subsidiaries provided first mortgage liens on 69 properties, including 66 hotels and three net lease properties, with an aggregate undepreciated carrying value of $1,612,216 as of March 31, 2024. In addition, in order to maintain compliance with the minimum collateral property availability covenant as defined in the credit agreement, in February 2024, we added three hotels with an aggregate undepreciated carrying value of $115,039 as of March 31, 2024 as collateral under the agreement. We also pay unused commitment fees of 20 to 30 basis points per annum on the total amount of lending commitments under our revolving credit facility based on amounts outstanding. As of March 31, 2024 and 2023, the annual interest rate payable on borrowings under our revolving credit facility was 7.84% and 7.36%, respectively. We had no borrowings outstanding under our revolving credit facility as of March 31, 2024.
Our debt maturities (other than our revolving credit facility) as of March 31, 2024 were as follows:

Year	Maturity
2024	$1,468
2025	1,151,958
2026	801,958
2027	851,958
2028	1,000,737
2029	425,000
2030	400,000
2031	1,000,000
$5,633,079
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
Debt Covenants
Our debt obligations at March 31, 2024 consisted of $5,025,000 aggregate principal amounts of senior notes and $608,079 aggregate principal amounts of mortgage notes secured by 308 net lease retail properties. For further information regarding our indebtedness, see Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our publicly and privately issued senior notes are governed by our indentures and related supplements. These indentures and related supplements and our credit agreement contain covenants that generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, and require us to maintain various financial ratios. Our credit agreement, net lease mortgage notes, secured senior notes and unsecured senior notes, indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR ceasing to act as our business manager. As of March 31, 2024, we believe we were in compliance with all of the covenants under our indentures and their supplements, net lease mortgage notes and our credit agreement.
Senior Notes Indenture Covenants
The following table summarizes the results of the financial tests required by the indentures and related supplements for our senior secured and unsecured notes as of March 31, 2024:

	Actual Results	Covenant Requirement
Total debt / adjusted total assets	52.9%	Maximum of 60%
Secured debt / adjusted total assets	15.1%	Maximum of 40%
Consolidated income available for debt service / debt service	1.78x	Minimum of 1.50x
Total unencumbered assets / unsecured debt	177.5%	Minimum 150%
As of March 31, 2024, adjusted total assets for covenant purposes as defined in our senior notes indentures were $10,650,576 and assets encumbered under our revolving credit facility, serving as collateral for our net lease mortgage notes or secured senior notes represented $3,508,130 of adjusted total assets, as defined in our senior notes indentures. Our unencumbered hotels, travel centers, other net lease properties and other corporate assets represent $4,478,040, $1,623,324, $829,546 and $211,536 of adjusted total assets, respectively.
The following table presents the calculation of adjusted total assets to total assets in accordance with GAAP:

Total assets	$7,231,519
Plus: accumulated depreciation	3,237,999
Plus: impairment and other adjustments to reflect original cost of real estate assets	406,582
Less: accounts receivable and intangibles	(225,524)
Adjusted total assets	$10,650,576
Our ability to incur additional debt is subject to meeting the required covenant levels and subject to the provisions of our credit agreement and senior notes indentures.

Acceleration and Cross-Default
Our indentures and their supplements contain cross default provisions to any other debt of $20,000 or more ($50,000 or more in the case of our indenture entered into in February 2016 and its supplements, and our indenture entered into in November 2023 and its supplement). Similarly, our credit agreement has cross default provisions to other indebtedness that is recourse of $25,000 or more and indebtedness that is non-recourse of $75,000 or more. Neither our indentures and their supplements nor our credit agreement contain provisions for acceleration which could be triggered by a change in our debt ratings.
Supplemental Guarantor Information
Our 7.50% senior notes due 2025, or the 2025 Notes, and our 5.50% senior notes due 2027, or the 2027 Notes, are fully and unconditionally guaranteed, on a joint and several basis and on a senior unsecured basis, by all of our subsidiaries, except for certain excluded subsidiaries, including our foreign subsidiaries and our subsidiaries pledged under our credit agreement and our net lease mortgage notes. The notes and the guarantees will be effectively subordinated to all of our and the subsidiary guarantors’ secured indebtedness, respectively, to the extent of the value of the collateral securing such secured indebtedness, and will be structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. Our remaining $2,775,000 of senior unsecured notes do not have the benefit of any guarantees.
A subsidiary guarantor’s guarantee of the 2025 Notes and 2027 Notes and all other obligations of such subsidiary guarantor under the indentures governing the notes will automatically terminate and such subsidiary guarantor will automatically be released from all of its obligations under such subsidiary guarantee and such indenture under certain circumstances, including on or after the date on which (a) the notes have received a rating equal to or higher than Baa2 (or the equivalent) by Moody’s Investor Services, or Moody’s, or BBB (or the equivalent) by Standard & Poor’s Ratings Services, or S&P, or if Moody’s or S&P ceases to rate the notes for reasons outside of our control, the equivalent investment grade rating from any other rating agency and (b) no default or event of default has occurred and is continuing under the indenture. Our non-guarantor subsidiaries are separate and distinct legal entities and will have no obligation, contingent or otherwise, to pay any amounts due on these notes or the guarantees, or to make any funds available therefor, whether by dividend, distribution, loan or other payments. The rights of holders of these notes to benefit from any of the assets of our non-guarantor subsidiaries are subject to the prior satisfaction of claims of those subsidiaries’ creditors and any preferred equity holders. As a result, these notes and the related guarantees will be structurally subordinated to all indebtedness, guarantees and other liabilities of our subsidiaries that do not guarantee these notes, including guarantees of or pledges under other indebtedness of ours, payment obligations under lease agreements, trade payables and preferred equity.
The following table presents summarized financial information for us and the subsidiary guarantors, on a combined basis, after elimination of (i) intercompany transactions and balances among us and the subsidiary guarantors, and (ii) equity in earnings from, and any investments in, any of our non-guarantor subsidiaries:

	As of March 31, 2024	As of December 31, 2023
Real estate properties, net (1)	$4,286,630	$4,372,682
Other assets, net	446,628	552,196

Indebtedness, net	$4,964,796	$4,961,344
Intercompany balances (2)	729,097	752,146
Other liabilities	386,804	395,433

Three Months Ended March 31, 2024
Revenues	$372,287
Expenses	448,451
Net loss	(76,164)
(1)Real estate properties, net as of March 31, 2024 includes $168,727 of properties owned directly by us and not included in the assets of the subsidiary guarantors.
(2)Intercompany balances represent payables to non-guarantor subsidiaries.

Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc., TA and Sonesta and others related to them. For further information about these and other such relationships and related person transactions, see Notes 6, 10 and 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2023 Annual Report, our definitive Proxy Statement for our 2024 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission, or SEC. In addition, see the section captioned “Risk Factors” in our 2023 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR or its subsidiaries provide management services.
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
A discussion of our critical accounting estimates is included in our 2023 Annual Report. There have been no significant changes in our critical accounting estimates since the year ended December 31, 2023.
Property and Operating Statistics (dollars in thousands, except hotel statistics)
As of March 31, 2024, we owned and managed a diverse portfolio of hotels and net lease properties across the United States and in Puerto Rico and Canada with 146 distinct brands across 22 industries.
Hotel Portfolio
The following tables summarize the operating statistics, including occupancy, ADR, and RevPAR reported to us by our hotel managers by hotel brand for the periods indicated. All operating data presented are based upon the operating results provided by our hotel managers for the indicated periods. We have not independently verified our managers’ operating data.

Comparable Hotels*			No. of Rooms or Suites	Occupancy				ADR			RevPAR
	Service Level	No. of Hotels		Three Months Ended March 31,				Three Months Ended March 31,			Three Months Ended March 31,
Brand				2024	2023	Change		2024	2023	Change	2024	2023	Change
Sonesta Hotels & Resorts®	Full Service	22	7,153	54.5%	56.9%	(2.4)	pts	$152.67	$152.38	0.2%	$83.16	$86.72	(4.1)%
Royal Sonesta Hotels®	Full Service	17	5,663	50.7%	47.3%	3.4	pts	236.71	238.96	(0.9)%	120.10	112.96	6.3%
Radisson® Hotels & Resorts	Full Service	5	1,149	60.5%	65.4%	(4.9)	pts	151.08	152.87	(1.2)%	91.40	100.04	(8.6)%
Crowne Plaza®	Full Service	1	495	64.6%	58.4%	6.2	pts	148.98	139.80	6.6%	96.17	81.70	17.7%
Country Inn & Suites® by Radisson	Full Service	2	346	60.3%	59.1%	1.2	pts	134.86	128.97	4.6%	81.29	76.18	6.7%
Full Service Total/Average		47	14,806	54.0%	54.0%	—	pts	182.12	180.68	0.8%	98.31	97.49	0.8%
Sonesta Select®	Select Service	44	6,427	49.5%	51.1%	(1.6)	pts	114.56	118.88	(3.6)%	56.72	60.78	(6.7)%
Hyatt Place®	Select Service	17	2,107	47.5%	63.9%	(16.4)	pts	119.88	124.44	(3.7)%	56.91	79.56	(28.5)%
Select Service Total/Average		61	8,534	49.0%	54.3%	(5.3)	pts	115.83	120.50	(3.9)%	56.77	65.42	(13.2)%
Sonesta ES Suites®	Extended Stay	60	7,643	64.3%	63.5%	0.8	pts	123.12	128.10	(3.9)%	79.16	81.33	(2.7)%
Sonesta Simply Suites®	Extended Stay	50	6,366	61.3%	64.4%	(3.1)	pts	88.10	90.85	(3.0)%	54.02	58.49	(7.6)%
Extended Stay Total/Average		110	14,009	62.9%	63.9%	(1.0)	pts	107.62	111.16	(3.2)%	67.74	71.02	(4.6)%
Comparable Hotels Total/Average		218	37,349	56.2%	57.8%	(1.6)	pts	$137.61	$138.81	(0.9)%	$77.35	$80.18	(3.5)%
*We define comparable hotels as those that were owned by us and were open and operating for the entirety of the periods being compared. For the three months ended March 31, 2024 and 2023, our comparable results exclude two hotels; one of the hotels was not owned for the entirety of the periods presented and the other hotel suspended operations during part of the periods presented.

All Hotels*			No. of Rooms or Suites	Occupancy			ADR			RevPAR
	Service Level	No. of Hotels		Three Months Ended March 31,			Three Months Ended March 31,			Three Months Ended March 31,
Brand				2024	2023	Change	2024	2023	Change	2024	2023	Change
Sonesta Hotels & Resorts®	Full Service	23	7,403	55.4%	57.2%	(1.8) pts	$163.37	$163.09	0.2%	$90.45	$93.31	(3.1)%
Royal Sonesta Hotels®	Full Service	17	5,663	50.7%	47.3%	3.4 pts	236.71	238.96	(0.9)%	120.10	112.96	6.3%
Radisson® Hotels & Resorts	Full Service	5	1,149	60.5%	65.4%	(4.9) pts	151.08	152.87	(1.2)%	91.40	100.04	(8.6)%
Crowne Plaza®	Full Service	1	495	64.6%	58.4%	6.2 pts	148.98	139.80	6.6%	96.17	81.70	17.7%
Country Inn & Suites® by Radisson	Full Service	2	346	60.3%	59.1%	1.2 pts	134.86	128.97	4.6%	81.29	76.18	6.7%
Full Service Total/Average		48	15,056	54.4%	54.2%	0.2 pts	186.74	185.60	0.6%	101.65	100.51	1.1%
Sonesta Select®	Select Service	44	6,427	49.5%	51.1%	(1.6) pts	114.56	118.88	(3.6)%	56.72	60.78	(6.7)%
Hyatt Place®	Select Service	17	2,107	47.5%	63.9%	(16.4) pts	119.88	124.44	(3.7)%	56.91	79.56	(28.5)%
Select Service Total/Average		61	8,534	49.0%	54.3%	(5.3) pts	115.83	120.50	(3.9)%	56.77	65.42	(13.2)%
Sonesta ES Suites®	Extended Stay	60	7,643	64.3%	63.5%	0.8 pts	123.12	128.10	(3.9)%	79.16	81.33	(2.7)%
Sonesta Simply Suites®	Extended Stay	51	6,464	60.7%	63.7%	(3.0) pts	88.10	90.85	(3.0)%	53.50	57.91	(7.6)%
Extended Stay Total/Average		111	14,107	62.7%	63.6%	(0.9) pts	107.62	111.16	(3.2)%	67.44	70.71	(4.6)%
All Hotels Total/Average		220	37,697	56.3%	57.7%	(1.4) pts	$139.83	$140.96	(0.8)%	$78.69	$81.36	(3.3)%
*Includes results of all hotels owned as of March 31, 2024. Excludes the results of hotels sold during the periods presented and includes data for one hotel for periods prior to when we acquired it.
Net Lease Portfolio
As of March 31, 2024, our net lease properties were 97.3% occupied and we had 20 properties available for lease. During the three months ended March 31, 2024, we entered into lease renewals for 128,375 rentable square feet (eleven properties) at weighted (by rentable square feet) average rents that were 3.6% above the prior rents for the same space. The weighted (by rentable square feet) average lease term for these leases was 6.2 years. We also entered into new leases for 96,114 rentable square feet (two properties) at weighted (by rentable square feet) average rents that were 3.3% below the prior rents for the same space. The weighted (by rentable square feet) average lease term for these leases was 19.2 years.
Generally, lease agreements with our net lease tenants require payment of minimum rent to us. Certain of these minimum rent payment amounts are secured by full or limited guarantees. Annualized minimum rent as used herein represents cash amounts and excludes adjustments, if any, necessary to record scheduled rent changes on a straight line basis or any expense reimbursement. Annualized minimum rent also excludes the impact of rents prepaid by TA.
As of March 31, 2024, our net lease tenants operated across 137 brands. The following table identifies the top ten brands based on annualized minimum rent:

	Brand	No. of Properties	Investment (1)	Percent of Total Investment	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent	Coverage (2)
1.	TravelCenters of America Inc.	131	$2,254,950	44.7%	$173,327	46.2%	1.75	x	(3)
2.	Petro Stopping Centers	44	1,015,156	20.1%	80,673	21.5%	1.75	x	(3)
3.	The Great Escape	14	98,242	1.9%	7,711	2.1%	6.20	x
4.	Life Time Fitness	3	92,617	1.8%	5,770	1.5%	2.35	x
5.	Buehler's Fresh Foods	5	76,469	1.5%	5,657	1.5%	3.25	x
6.	Heartland Dental	59	61,120	1.2%	4,699	1.3%	4.41	x
7.	Norms	10	53,673	1.1%	3,759	1.0%	3.40	x
8.	Express Oil Change	23	49,724	1.0%	3,717	1.0%	4.32	x
9.	AMC Theatres	5	57,243	1.1%	3,541	0.9%	2.17	x
10.	Pizza Hut	40	45,285	0.9%	3,429	0.9%	2.41	x
	Other (4)	415	1,244,809	24.7%	82,658	22.1%	3.60	x
	Total	749	$5,049,288	100.0%	$374,941	100.0%	2.37	x
(1)Represents the historical cost of our properties plus capital improvements funded by us less impairment write-downs, if any.
(2)See page 24 for our definition of coverage.
(3)Rent coverage information provided by tenant is for all 175 sites on a consolidated basis and is as of March 31, 2024.

(4)Consists of 127 distinct brands with an average investment of $3,000 and average annual minimum rent of $199 per property.
As of March 31, 2024, our top ten net lease tenants based on our annualized minimum rent are listed below:

	Tenant	Brand Affiliation	No. of Properties	Investment (1)	Percent of Total Investment	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent	Coverage (2)
1.	TravelCenters of America Inc. (3)	TravelCenters of America / Petro Stopping Centers	175	$3,270,106	64.8%	$254,000	67.7%	1.75x
2.	Universal Pool Co., Inc.	The Great Escape	14	98,242	1.9%	7,711	2.1%	6.20x
3.	Healthy Way of Life II, LLC	Life Time Fitness	3	92,617	1.8%	5,770	1.5%	2.35x
4.	Styx Acquisition, LLC	Buehler's Fresh Foods	5	76,469	1.5%	5,657	1.5%	3.25x
5.	Professional Resource Development, Inc.	Heartland Dental	59	61,120	1.2%	4,699	1.3%	4.41x
6.	Norms Restaurants, LLC	Norms	10	53,673	1.1%	3,759	1.0%	3.40x
7.	Express Oil Change, L.L.C.	Express Oil Change	23	49,724	1.0%	3,717	1.0%	4.32x
8.	American Multi-Cinema, Inc.	AMC Theatres	5	57,243	1.1%	3,541	0.9%	2.17x
9.	Pilot Travel Centers LLC	Flying J Travel Plaza	3	41,681	0.8%	3,279	0.9%	4.94x
10.	Automotive Remarketing Group, Inc.	America's Auto Auction	6	38,314	0.8%	3,216	0.9%	7.16x
	Subtotal, top 10		303	3,839,189	76.0%	295,349	78.8%	2.10x
11.	Other (4)	Various	446	1,210,099	24.0%	79,592	21.2%	3.35x
	Total		749	$5,049,288	100.0%	$374,941	100.0%	2.37x
(1)Represents the historical cost of our net lease properties plus capital improvements funded by us less impairment write-downs, if any.
(2)See page 24 for our definition of coverage.
(3)TA is our largest tenant. We lease 175 travel centers (131 under the TravelCenters of America brand and 44 under the Petro Stopping Centers brand) to a subsidiary of TA under five master leases that expire in 2033. TA has five renewal options for 10 years each for all of the travel centers under each lease. BP Corporation North America Inc. guarantees payments under each of the five master leases. The aggregate guaranty as of March 31, 2024 was approximately $3,037,475. Annualized minimum rent excludes the impact of rents prepaid by TA. Rent coverage was 1.66x, 1.71x, 1.84x, 1.89x and 1.67x, for our TA leases no. 1, no. 2, no. 3, no. 4 and no. 5, respectively. Rent coverage is as of March 31, 2024.
(4)Consists of 167 tenants with an average investment of $2,713 and an average annual minimum rent of $178 per property.

As of March 31, 2024, our net lease tenants operated across 21 distinct industries within the service-focused retail sector of the U.S. economy.

	Industry	No. of Properties	Investment (1)	Percent of Total Investment	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent	Coverage (2)
1.	Travel Centers	178	$3,311,787	65.5%	$257,281	68.5%	1.79 x		(3)
2.	Restaurants - Quick Service	211	285,625	5.6%	19,521	5.2%	3.20	x
3.	Restaurants - Casual Dining	53	186,183	3.7%	11,824	3.2%	3.05	x
4.	Health and Fitness	13	186,365	3.7%	11,168	3.0%	1.70	x
5.	Home Goods and Leisure	20	121,128	2.4%	10,649	2.8%	4.90	x
6.	Medical, Dental Office	71	116,991	2.3%	9,560	2.5%	3.54	x
7.	Grocery Stores	19	129,152	2.6%	9,235	2.5%	3.82	x
8.	Movie Theaters	15	139,565	2.8%	8,334	2.2%	2.28	x
9.	Automotive Equipment and Services	64	107,054	2.1%	7,745	2.1%	4.17	x
10.	Automotive Dealers	8	62,656	1.2%	4,964	1.3%	6.28	x
11.	Educational Services	8	54,759	1.1%	4,356	1.2%	1.44	x
12.	Entertainment	4	61,436	1.2%	4,347	1.2%	2.87	x
13.	General Merchandise Stores	4	55,457	1.1%	3,928	1.0%	3.71	x
14.	Building Materials	29	33,747	0.7%	2,853	0.8%	6.72	x
15.	Car Washes	6	30,798	0.6%	2,367	0.6%	2.87	x
16.	Miscellaneous Manufacturing	5	24,156	0.5%	1,702	0.5%	13.76	x
17.	Drug Stores and Pharmacies	6	17,111	0.3%	1,122	0.3%	1.15	x
18.	Legal Services	5	11,362	0.2%	1,075	0.3%	5.23	x
19.	Sporting Goods	3	17,742	0.4%	718	0.2%	3.57	x
20.	Dollar Stores	3	2,971	0.1%	189	0.1%	2.21	x
21.	Other (4)	4	14,296	0.3%	2,003	0.5%	6.42	x
22.	Vacant	20	78,947	1.6%	—	—%	—	x
	Total	749	$5,049,288	100.0%	$374,941	100.0%	2.37	x
(1)Represents the historical cost of our net lease properties plus capital improvements funded by us less impairment write-downs, if any.
(2)See page 24 for our definition of coverage.
(3)Rent coverage for TA is as of March 31, 2024.
(4)Consists of miscellaneous businesses with an average investment of $3,574 per property.

As of March 31, 2024, lease expirations at our net lease properties by year are as follows:

Year (1)	Number of Properties	Square Feet	Annualized Minimum Rent Expiring	Percent of Total Annualized Minimum Rent Expiring	Cumulative Percent of Total Annualized Minimum Rent Expiring
2024	33	450,219	$4,823	1.3%	1.3%
2025	25	442,306	8,549	2.3%	3.6%
2026	111	1,055,461	11,638	3.1%	6.7%
2027	37	942,288	12,582	3.4%	10.1%
2028	26	672,496	10,943	2.9%	13.0%
2029	59	383,243	7,935	2.1%	15.1%
2030	33	157,770	4,835	1.3%	16.4%
2031	20	357,433	4,597	1.2%	17.6%
2032	35	145,509	2,853	0.8%	18.4%
2033	212	5,342,487	259,892	69.4%	87.8%
2034	17	308,491	5,272	1.4%	89.2%
2035	44	1,152,479	19,071	5.1%	94.3%
2036	14	303,206	5,511	1.5%	95.8%
2037	7	296,403	2,711	0.7%	96.5%
2038	7	66,700	1,255	0.3%	96.8%
2039	10	140,780	3,412	0.9%	97.7%
2040	18	115,142	2,406	0.6%	98.3%
2041	6	216,040	2,225	0.6%	98.9%
2042	—	—	—	—%	98.9%
2043	1	57,543	155	—%	98.9%
2044	3	126,116	353	0.1%	99.0%
2045	11	154,966	3,923	1.0%	100.0%
Total	729	12,887,078	$374,941	100%
(1)The year of lease expiration is pursuant to contract terms.
As of March 31, 2024, shown below is the list of our top ten states where our net lease properties are located. No other state represents more than 3% of our net lease annualized minimum rents.

State	Number of Properties	Square Feet	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent
Texas	55	1,168,354	$33,447	9.0%
Ohio	39	1,368,924	27,125	7.2%
Illinois	54	976,308	27,068	7.2%
California	22	399,045	25,456	6.8%
Georgia	73	590,245	20,417	5.4%
Arizona	25	476,651	16,786	4.5%
Florida	46	529,040	16,673	4.4%
Indiana	40	620,950	15,731	4.2%
Pennsylvania	28	544,003	15,488	4.1%
New Mexico	16	246,478	11,655	3.1%
Other	351	6,464,221	165,095	44.1%
Total	749	13,384,219	$374,941	100.0%

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
Our calculations of FFO and Normalized FFO for the three months ended March 31, 2024 and 2023 and reconciliations of net income (loss), the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to those amounts appear in the following table (amounts in thousands, except per share amounts):

		Three Months Ended March 31,
		2024	2023
Net (loss) income		$(78,383)	$25,950
Add (less):	Depreciation and amortization	93,107	100,039
	Loss on asset impairment	2,451	—
	Loss (gain) on sale of real estate, net	2,963	(41,898)
	Gain on equity securities, net	—	(49,430)
	Adjustments to reflect our share of FFO attributable to an investee	966	1,233
FFO		21,104	35,894
Add (less):	Transaction related costs	—	887
	Loss on early extinguishment of debt	—	44
	Adjustments to reflect our share of Normalized FFO attributable to an investee	2	321
Normalized FFO		$21,106	$37,146

Weighted average common shares outstanding (basic and diluted)		165,158	164,867

Basic and diluted per common share amounts:
	Net (loss) income	$(0.48)	$0.16
	FFO	$0.13	$0.22
	Normalized FFO	$0.13	$0.23
	Distributions declared per share	$0.20	$0.20

Item 3. Quantitative and Qualitative Disclosures About Market Risk (dollars in thousands, except per share amounts)
We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates has not materially changed since December 31, 2023. Other than as described below, we do not currently foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.
Fixed Rate Debt
At March 31, 2024, our outstanding fixed rate debt consisted of the following:

Debt	Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
Senior unsecured notes	$350,000	4.500%	$15,750	2025	Semi-Annually
Senior unsecured notes	800,000	7.500%	60,000	2025	Semi-Annually
Senior unsecured notes	350,000	5.250%	18,375	2026	Semi-Annually
Senior unsecured notes	450,000	4.750%	21,375	2026	Semi-Annually
Senior unsecured notes	400,000	4.950%	19,800	2027	Semi-Annually
Senior unsecured notes	450,000	5.500%	24,750	2027	Semi-Annually
Senior unsecured notes	400,000	3.950%	15,800	2028	Semi-Annually
Net lease mortgage notes	608,079	5.600%	34,052	2028	Monthly
Senior unsecured notes	425,000	4.950%	21,038	2029	Semi-Annually
Senior unsecured notes	400,000	4.375%	17,500	2030	Semi-Annually
Senior secured notes	1,000,000	8.625%	86,250	2031	Semi-Annually
	$5,633,079		$334,690
No principal repayments are due under our unsecured or secured senior notes until maturity. Our net lease mortgage notes require principal and interest payments through maturity pursuant to amortization schedules. Because these notes require interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are one percentage point higher than the rates shown above, our per annum interest cost would increase by approximately $56,331. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. In response to significant and prolonged increases in inflation, the U.S. Federal Reserve has raised interest rates multiple times since the beginning of 2022. Although the U.S. Federal Reserve has indicated that it may lower interest rates in 2024, we cannot be sure that it will do so, and interest rates may remain at the current high levels or continue to increase. Based on the balances outstanding at March 31, 2024 and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point change in interest rates would change the fair value of those debt obligations by approximately $177,555.
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
Floating Rate Debt
At March 31, 2024, we had no amounts outstanding under our revolving credit facility. The maturity date of our revolving credit facility is June 29, 2027, and, subject to our meeting certain conditions, including our payment of an extension fee, we have an option to extend the stated maturity date of the facility by two six-month periods. No principal repayments are required under our revolving credit facility prior to maturity and repayments may be made and redrawn subject to conditions at any time without penalty.

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
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at March 31, 2024 if we were fully drawn on our revolving credit facility:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact (2)
At March 31, 2024	7.84%	$650,000	$50,960	$0.31
One percentage point increase	8.84%	$650,000	$57,460	$0.35
(1)Based on SOFR plus a premium, which was 250 basis points per annum, at March 31, 2024.
(2)Based on diluted weighted average common shares outstanding for the three months ended March 31, 2024.
The foregoing table shows the impact of an immediate change in floating interest rates as of March 31, 2024. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts under our revolving credit facility or other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

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
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from expected future results, performance or achievements expressed or implied in those forward-looking statements. Some of the risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•    The ability of Sonesta to successfully operate the hotels it manages for us,
•    Our ability and the ability of our managers and tenants to operate under unfavorable market and commercial real estate industry conditions due to, among other things, high interest rates, prolonged high inflation, labor market challenges, supply chain disruptions, volatility in the public equity and debt markets, pandemics, geopolitical instability and tensions, economic downturns or a possible recession or changes in real estate utilization,
•    If and when business transient hotel business will return to historical levels and whether any improved hotel industry conditions will continue, increase or be sustained,
•    Whether and the extent to which our managers and tenants will pay the contractual amounts of returns, rents or other obligations due to us,
•    Competition within the commercial real estate, hotel, transportation and travel center and other industries in which our managers and tenants operate, particularly in those markets in which our properties are located,
•    Our ability to repay or refinance our debts as they mature or otherwise become due,
•    Our ability to maintain sufficient liquidity, including the availability of borrowings under our revolving credit facility,
•    Our ability to pay interest on and principal of our debt,
•    Our ability to acquire properties that realize our targeted returns,
•    Our ability to sell properties at prices we target,
•    Our ability to raise or appropriately balance the use of debt or equity capital,
•    Potential defaults under our management agreements and leases by our managers and tenants,
•    Our ability to increase hotel room rates and rents at our net leased properties as our leases expire in excess of our operating expenses and to grow our business,

•    Our ability to increase and maintain hotel room and net lease property occupancy at our properties,
•    Our ability to pay distributions to our shareholders and to increase or sustain the amount of such distributions,
•    Our ability to make cost-effective improvements to our properties that enhance their appeal to hotel guests and net lease tenants,
•    Our ability to engage and retain qualified managers and tenants for our hotels and net lease properties on satisfactory terms,
•    Our ability to diversify our sources of rents and returns that improve the security of our cash flows,
•    Our credit ratings,
•    The ability of our manager, RMR, to successfully manage us,
•    Actual and potential conflicts of interest with our related parties, including our Managing Trustees, Sonesta, RMR and others affiliated with them,
•    Our ability to realize benefits from the scale, geographic diversity, strategic locations and variety of service levels of our hotels,
•    Limitations imposed by, and our ability to satisfy, complex rules to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,
•    Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•    Acts of terrorism, outbreaks of pandemics or other public health safety events or conditions, war or other hostilities, global climate change or other man-made or natural disasters beyond our control, and
•    Other matters.
These risks, uncertainties and other factors are not exhaustive and should be read in conjunction with other cautionary statements that are included in our periodic filings. The information contained elsewhere in this Quarterly Report on Form 10-Q or in our other filings with the SEC, including under the caption “Risk Factors”, or incorporated herein or therein, identifies other important factors that could cause differences from our forward-looking statements. Our filings with the SEC are available on the SEC’s website at www.sec.gov.
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

Part II. Other Information
Item 1A. Risk Factors
There have been no material changes to risk factors from those we previously disclosed in our 2023 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended March 31, 2024:

Calendar Month	Number of Common Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2024 - January 31, 2024	1,537	$8.54	—	$—
(1)These common share withholdings and purchases were made to satisfy tax withholding and payment obligations from certain former employees of RMR in connection with the vesting of awards of our common shares. We withheld and purchased these common shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the purchase dates.

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

4.5
Second Supplemental Indenture, dated as of February 3, 2016, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 5.25% Senior Notes due 2026, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 4, 2016.)

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

4.19
Supplemental Indenture, dated as of April 4, 2024, among the Company, SVC Higgins Road TRS LLC, SVC Mannheim Road TRS LLC, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 7.50% Senior Notes due 2025. (Filed herewith.)

4.20
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

4.21
Supplemental Indenture, dated as of January 29, 2021, among the Company, SVC Gatehall Drive TRS LLC and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 5.50% Senior Notes due 2027. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.)

4.22
Supplemental Indenture, dated as of July 8, 2021, among the Company, SVCN 1 LLC, SVCN 4 LLC and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 5.50% Senior Notes due 2027. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.)

4.23
Supplemental Indenture, dated as of October 28, 2021, among the Company, SVC Minneapolis TRS LLC and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 5.50% Senior Notes due 2027. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.)

Exhibit Number	Description
4.24
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

4.25
Supplemental Indenture, dated as of April 4, 2024, among the Company, SVC Higgins Road TRS LLC, SVC Mannheim Road TRS LLC, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 5.50% Senior Notes due 2027. (Filed herewith.)

4.26
Indenture, dated as of November 16, 2023, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank Trust Company, National Association, relating to the Company’s 8.625% Senior Secured Notes due 2031, including form thereof. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.)

4.27
Supplemental Indenture, dated as of April 4, 2024, among the Company, SVC Higgins Road TRS LLC, SVC Mannheim Road TRS LLC, and U.S. Bank Trust Company, National Association, relating to the Company’s 8.625% Senior Notes due 2031. (Filed herewith.)

4.28
Registration Rights and Lock-Up Agreement, dated as of June 5, 2015, among the Company, ABP Trust (f/k/a Reit Management & Research Trust) and Adam D. Portnoy. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 8, 2015.)

10.1	First Amendment to Third Amended and Restated Lease Agreement No. 1, dated as of February 28, 2024, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Filed herewith.)

10.2
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

10.3
Representative Form of Amended and Restated Management Agreement among Sonesta International Hotels Corporation, Cambridge TRS, Inc., HPT CY TRS, Inc., HPT TRS IHG-2, Inc. and HRP TRS MRP, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 10, 2022.) (Schedules thereto incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.) (Schedule of applicable agreements filed herewith.)

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

SERVICE PROPERTIES TRUST

By:	/s/ Todd W. Hargreaves
Todd W. Hargreaves
President and Chief Investment Officer
Dated: May 7, 2024

By:	/s/ Brian E. Donley
Brian E. Donley
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: May 7, 2024