Form 10-Q
period 2024-06-30
Service Properties Trust
filed 2024-08-06
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of August 2, 2024: 165,889,356.

SERVICE PROPERTIES TRUST
FORM 10-Q
June 30, 2024

References in this Quarterly Report on Form 10-Q to the Company, SVC, we, us or our include Service Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

Part I. Financial Information
Item 1. Financial Statements
SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Real estate properties:
Land	$1,941,008	$1,972,145
Buildings, improvements and equipment	7,636,707	7,814,192
Total real estate properties, gross	9,577,715	9,786,337
Accumulated depreciation	(3,164,885)	(3,181,797)
Total real estate properties, net	6,412,830	6,604,540
Acquired real estate leases and other intangibles, net	118,753	130,622
Assets held for sale	116,984	10,500
Cash and cash equivalents	14,626	180,119
Restricted cash	14,830	17,711
Equity method investment	108,106	113,304
Due from related persons	28,959	6,376
Other assets, net	306,573	292,944
Total assets	$7,121,661	$7,356,116

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$—	$—
Senior secured notes, net	970,051	968,017
Senior unsecured notes, net	4,014,023	3,993,327
Mortgage notes payable, net	563,727	558,876
Accounts payable and other liabilities	552,649	587,005
Due to related persons	12,405	22,758
Total liabilities	6,112,855	6,129,983

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 165,903,837 and 165,769,595 shares issued and outstanding, respectively	1,659	1,658
Additional paid in capital	4,559,220	4,557,473
Cumulative other comprehensive income	1,782	2,318
Cumulative net income	2,318,267	2,470,500
Cumulative common distributions	(5,872,122)	(5,805,816)
Total shareholders’ equity	1,008,806	1,226,133
Total liabilities and shareholders’ equity	$7,121,661	$7,356,116
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Hotel operating revenues	$412,486	$404,327	$748,722	$739,123
Rental income	100,462	99,452	200,476	193,865
Total revenues	512,948	503,779	949,198	932,988

Expenses:
Hotel operating expenses	328,247	309,100	633,333	608,666
Net lease operating expenses	4,958	4,372	9,681	8,277
Depreciation and amortization	95,674	94,571	188,781	194,610
General and administrative	10,681	12,420	21,187	23,331
Transaction related costs	—	931	—	1,818
Loss on asset impairment, net	34,887	9,005	37,338	9,005
Total expenses	474,447	430,399	890,320	845,707

(Loss) gain on sale of real estate, net	(32)	(62)	(2,995)	41,836
(Loss) gain on equity securities, net	—	(593)	—	48,837
Interest income	819	3,468	2,781	6,254
Interest expense (including amortization of debt issuance costs, discounts and premiums of $7,466, $6,804, $14,692 and $12,036, respectively)	(93,850)	(82,503)	(185,264)	(164,083)
Loss on early extinguishment of debt, net	(16,048)	(238)	(16,048)	(282)
(Loss) income before income tax expense and equity in (losses) earnings of an investee	(70,610)	(6,548)	(142,648)	19,843
Income tax expense	(524)	(5,247)	(1,531)	(1,467)
Equity in (losses) earnings of an investee	(2,716)	517	(8,054)	(3,704)
Net (loss) income	(73,850)	(11,278)	(152,233)	14,672
Other comprehensive (loss) income:
Equity interest in investee’s unrealized (losses) gains	(192)	215	(536)	1
Other comprehensive (loss) income	(192)	215	(536)	1
Comprehensive (loss) income	$(74,042)	$(11,063)	$(152,769)	$14,673

Weighted average common shares outstanding (basic and diluted)	165,198	164,902	165,178	164,884

Net (loss) income per common share (basic and diluted)	$(0.45)	$(0.07)	$(0.92)	$0.09
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Net Income	Cumulative Other Comprehensive Income	Total
Balance at December 31, 2023	165,769,595	$1,658	$(5,805,816)	$4,557,473	$2,470,500	$2,318	$1,226,133
Net loss	—	—	—	—	(78,383)	—	(78,383)
Equity interest in investee’s unrealized losses	—	—	—	—	—	(344)	(344)
Common share grants	—	—	—	430	—	—	430
Common share repurchases	(1,537)	—	—	(13)	—	—	(13)
Distributions	—	—	(33,154)	—	—	—	(33,154)
Balance at March 31, 2024	165,768,058	1,658	(5,838,970)	4,557,890	2,392,117	1,974	1,114,669
Net loss	—	—	—	—	(73,850)	—	(73,850)
Equity interest in investee’s unrealized losses	—	—	—	—	—	(192)	(192)
Common share grants	146,040	1	—	1,395	—	—	1,396
Common share repurchases	(10,261)	—	—	(65)	—	—	(65)
Distributions	—	—	(33,152)	—	—	—	(33,152)
Balance at June 30, 2024	165,903,837	$1,659	$(5,872,122)	$4,559,220	$2,318,267	$1,782	$1,008,806

Balance at December 31, 2022	165,452,566	$1,655	$(5,673,386)	$4,554,861	$2,503,279	$2,383	$1,388,792
Net income	—	—	—	—	25,950	—	25,950
Equity interest in investee’s unrealized losses	—	—	—	—	—	(214)	(214)
Common share grants	—	—	—	514	—	—	514
Common share repurchases	(4,971)	—	—	(46)	—	—	(46)
Common share forfeitures	(1,600)	—	—	(1)	—	—	(1)
Distributions	—	—	(33,090)	—	—	—	(33,090)
Balance at March 31, 2023	165,445,995	1,655	(5,706,476)	4,555,328	2,529,229	2,169	1,381,905
Net loss	—	—	—	—	(11,278)	—	(11,278)
Equity interest in investee’s unrealized gains	—	—	—	—	—	215	215
Common share grants	56,000	—	—	1,474	—	—	1,474
Common share repurchases	(16,761)	—	—	(150)	—	—	(150)
Common share forfeitures	(1,400)	—	—	(2)	—	—	(2)
Distributions	—	—	(33,089)	—	—	—	(33,089)
Balance at June 30, 2023	165,483,834	$1,655	$(5,739,565)	$4,556,650	$2,517,951	$2,384	$1,339,075
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(152,233)	$14,672
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	188,781	194,610
Net amortization of debt issuance costs, discounts and premiums as interest	14,692	12,036
Straight line rental income	(10,546)	(319)
Loss on early extinguishment of debt, net	16,048	282
Loss on asset impairment, net	37,338	9,005
Gains on equity securities, net	—	(48,837)
Equity in losses of an investee	8,054	3,704
Loss (gain) on sale of real estate, net	2,995	(41,836)
Other non-cash income, net	(881)	(546)
Changes in assets and liabilities:
Due from related persons	(22,583)	(3,667)
Other assets	(4,214)	10,006
Accounts payable and other liabilities	(29,829)	182,792
Due to related persons	(4,729)	(3,399)
Net cash provided by operating activities	42,893	328,503
Cash flows from investing activities:
Acquisition of real estate properties	—	(165,688)
Proceeds from sale of TravelCenters of America Inc. common shares	—	101,892
Proceeds from sale of tradenames and trademarks	—	89,400
Real estate improvements	(142,382)	(63,562)
Hotel managers’ purchases with restricted cash	(2,869)	(3,041)
Net proceeds from sale of real estate	5,844	144,959
Investment in Sonesta	(3,392)	—
Net cash (used in) provided by investing activities	(142,799)	103,960
Cash flows from financing activities:
Proceeds from mortgage notes payable, net of discounts	—	576,946
Repayment of mortgage notes payable	(979)	(653)
Proceeds from senior unsecured notes, net of discounts	1,165,007	—
Repayment of senior unsecured notes	(1,162,520)	(500,000)
Payment of debt issuance costs	(3,592)	(37,176)
Repurchase of common shares	(78)	(196)
Distributions to common shareholders	(66,306)	(66,179)
Net cash used in financing activities	(68,468)	(27,258)
(Decrease) increase in cash and cash equivalents and restricted cash	(168,374)	405,205
Cash and cash equivalents and restricted cash at beginning of period	197,830	45,420
Cash and cash equivalents and restricted cash at end of period	$29,456	$450,625
Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$14,626	$434,867
Restricted cash(1)	14,830	15,758
Total cash and cash equivalents and restricted cash	$29,456	$450,625
(1) Restricted cash consists of amounts escrowed pursuant to the terms of our hotel management agreements to fund capital improvements at our hotels and amounts escrowed as required by certain of our debt agreements.

Supplemental cash flow information:
Cash paid for interest	$184,737	$152,294
Cash paid for income taxes	$2,886	$1,398
Non-cash investing activities:
Real estate improvements accrued, not paid	$37,499	$17,081
Non-cash financing activities:
Extinguishment of senior unsecured notes	$(2,569)	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(unaudited)

Note 1. Organization and Basis of Presentation
Service Properties Trust, or we, us or our, is a real estate investment trust, or REIT, organized on February 7, 1995 under the laws of the State of Maryland, which invests in hotels and service-focused retail net lease properties. At June 30, 2024, we owned, directly and through our subsidiaries, 220 hotels and 749 service-focused retail net lease properties.
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
We have determined that each of our wholly owned taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification™, or ASC. We have concluded that we must consolidate each of our wholly owned TRSs because we are the entity with the power to direct the activities that most significantly impact such VIEs’ performance and we have the obligation to absorb losses or the right to receive benefits from each VIE that could be significant to the VIE and are, therefore, the primary beneficiary of each VIE. The assets of our TRSs were $165,766 and $142,789 as of June 30, 2024 and December 31, 2023, respectively, and consist primarily of our TRSs’ investment in Sonesta Holdco Corporation’s, or Sonesta’s, common stock and amounts due from and working capital advances to certain of our hotel managers. The liabilities of our TRSs were $107,250 and $81,262 as of June 30, 2024 and December 31, 2023, respectively, and consist primarily of amounts payable to certain of our hotel managers. The assets of our TRSs are available to satisfy our TRSs’ obligations and we have guaranteed certain obligations of our TRSs.
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
We report rental income for leased properties in our condensed consolidated statements of comprehensive income (loss). We recognize rental income from operating leases on a straight line basis over the terms of the lease agreements. We increased rental income by $4,778 and $2,767 for the three months ended June 30, 2024 and 2023, respectively, and increased rental income by $10,546 and $319 for the six months ended June 30, 2024 and 2023, respectively, to record scheduled rent changes under certain of our leases on a straight line basis. Other assets, net, includes $70,479 and $56,833 of straight line rent receivables at June 30, 2024 and December 31, 2023, respectively.
Certain of our lease agreements require additional percentage rent if gross revenues of our properties exceed certain thresholds defined in our lease agreements. We determine percentage rent due to us under our leases monthly, quarterly or annually, as applicable, depending on the specific lease terms, and recognize it when all contingencies are met and the rent is earned. We recorded percentage rent of $471 and $4,449 for the three months ended June 30, 2024 and 2023, respectively, and $1,015 and $4,792 for the six months ended June 30, 2024 and 2023, respectively.
We own all the escrowed reserves established for the regular refurbishment of our hotels, or FF&E reserves. We do not report the FF&E reserves for our managed hotels as FF&E reserve income.
Note 4. Per Common Share Amounts
We calculate basic earnings per common share using the two class method. We calculate diluted earnings per common share using the more dilutive of the two class method or the treasury stock method. Unvested common share awards and other potentially dilutive common shares, together with the related impact on earnings, are considered when calculating diluted earnings per share. For the three and six months ended June 30, 2024 and 2023, there were no dilutive common shares and certain unvested common shares were not included in the calculation of diluted earnings per share because to do so would have been antidilutive.
Note 5. Real Estate Properties
As of June 30, 2024, we owned 220 hotels with an aggregate of 37,697 rooms or suites and 749 service-focused retail net lease properties with an aggregate of 13,384,219 square feet that are primarily subject to “triple net” leases, or net leases where the tenant is generally responsible for payment of operating expenses and capital expenditures of the property during the lease term. Our properties had an aggregate undepreciated carrying value of $9,807,697, including $229,982 related to properties classified as held for sale as of June 30, 2024.
We funded capital improvements to certain of our properties of $135,124 during the six months ended June 30, 2024.
Dispositions
During the six months ended June 30, 2024, we sold four properties for an aggregate sales price of $6,247, excluding closing costs. The sales of these properties as presented in the table below do not represent significant dispositions, individually or in the aggregate, nor do they represent a strategic shift in our business. As a result, the results of the operations of these properties are included in continuing operations through the date of sale in our condensed consolidated statements of comprehensive income (loss).

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)

Quarter Sold	Property Type	Number of Properties	Rooms or Suites / Square Feet	Gross Sales Price	Loss on Sale of Real Estate
Q1 2024	Hotel	1	84	$3,315	$(863)
Q1 2024	Net Lease	3	34,849	2,932	(2,132)
		4	84 / 34,849	$6,247	$(2,995)
As of June 30, 2024, we had 20 hotels with an aggregate of 2,541 keys and an aggregate carrying value of $107,044 and 13 net lease properties with an aggregate of 142,329 square feet and an aggregate carrying value of $7,169 classified as held for sale. See Note 14 for further information on these properties.
From July 1, 2024 through August 2, 2024, we sold two hotels with an aggregate of 346 keys for an aggregate sales price of $10,800, excluding closing costs, and three vacant net lease properties with an aggregate of 9,388 square feet for an aggregate sales price of $1,800, excluding closing costs.
As of August 2, 2024, we have entered into agreements to sell 16 hotels with an aggregate of 1,930 keys for an aggregate sales price of $113,200, excluding closing costs, and one net lease property with 3,381 square feet for a sales price of $1,250, excluding closing costs. These pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales, that these sales will not be delayed or that the terms will not change. We continue to market three hotels with an aggregate of 407 keys and nine net lease properties with an aggregate of 129,560 square feet for sale. We believe it is probable that the sales of these properties will be completed within one year.
Note 6. Management Agreements and Leases
As of June 30, 2024, we owned 220 hotels included in four operating agreements and 749 service-focused retail properties net leased to 178 tenants. We do not operate any of our properties.
As of June 30, 2024, all 220 of our hotels were managed by subsidiaries of the following companies: Sonesta (195 hotels), Hyatt Hotels Corporation, or Hyatt (17 hotels), Radisson Hospitality, Inc., or Radisson (seven hotels), and InterContinental Hotels Group, plc, or IHG (one hotel). As of June 30, 2024, we owned 749 service-focused retail net lease properties with 178 tenants, including 175 travel centers leased to TA, our largest tenant. Hereinafter, these companies are sometimes referred to as our managers and/or tenants, or collectively, operators.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
Hotel Agreements
Sonesta Agreement. As of June 30, 2024, Sonesta managed 40 of our full-service hotels, 111 of our extended stay hotels and 44 of our select service hotels pursuant to management agreements for all of the hotels, which we collectively refer to as our Sonesta agreement. The hotels Sonesta managed for us comprised approximately 50.1% of our total historical real estate investments.
Our Sonesta agreement, which expires on January 31, 2037 and includes two 15-year renewal options, provides that we are paid an annual owner’s priority return if gross revenues of the hotels, after payment of hotel operating expenses and management and related fees (other than Sonesta’s incentive fee, if applicable), are sufficient to do so. The Sonesta agreement further provides that we are paid an additional return equal to 80% of the operating profits, as defined therein, after paying the owner’s priority return, reimbursing owner or manager advances, funding FF&E reserves and paying Sonesta’s incentive fee, if applicable. We do not have any security deposits or guarantees for our Sonesta hotels. We realized returns under our Sonesta agreement of $75,130 and $84,899 during the three months ended June 30, 2024 and 2023, respectively, and $102,505 and $115,136 during the six months ended June 30, 2024 and 2023, respectively.
Our Sonesta agreement requires us to fund capital expenditures made at our hotels. We incurred capital expenditures for hotels included in our Sonesta agreement in an aggregate amount of $106,366 and $54,209 during the six months ended June 30, 2024 and 2023, respectively, which resulted in increases in our contractual annual owner’s priority returns of $6,382 and $3,253, respectively. Our annual priority return under our Sonesta agreement as of June 30, 2024 was $360,353. We owed Sonesta $7,883 and $13,300 for capital expenditures and other reimbursements at June 30, 2024 and December 31, 2023, respectively. Sonesta owed us $28,959 and $6,376 in owner’s priority returns and other amounts as of June 30, 2024 and December 31, 2023, respectively. Amounts due from Sonesta are included in due from related persons and amounts owed to Sonesta are included in due to related persons in our condensed consolidated balance sheets. Our Sonesta agreement requires that 5% of the hotel gross revenues be escrowed for future capital expenditures as FF&E reserves, subject to available cash flows after payment of the owner’s priority returns due to us. No FF&E escrow deposits were required during either of the three or six months ended June 30, 2024 or 2023.
Pursuant to our Sonesta agreement, we incurred management, reservation and system fees and reimbursement costs for certain guest loyalty, marketing programs and third-party reservation transmission fees of $32,969 and $32,121 for the three months ended June 30, 2024 and 2023, respectively, and $59,984 and $58,257 for the six months ended June 30, 2024 and 2023, respectively. These fees and costs are included in hotel operating expenses in our condensed consolidated statements of comprehensive income (loss). In addition, we incurred procurement and construction supervision fees payable to Sonesta of $587 and $341 for the three months ended June 30, 2024 and 2023, respectively, and $987 and $548 for the six months ended June 30, 2024 and 2023, respectively, which amounts have been capitalized in our condensed consolidated balance sheets and are depreciated over the estimated useful lives of the related capital assets.
We are required to maintain working capital for each of our hotels managed by Sonesta and have advanced a fixed amount based on the number of rooms in each hotel to meet the cash needs for hotel operations. As of each of June 30, 2024 and December 31, 2023, we had advanced $48,490 of initial working capital to Sonesta net of any working capital returned to us on termination of the applicable management agreements in connection with hotels we have sold. These amounts are included in other assets, net in our condensed consolidated balance sheets. Any remaining working capital would be returned to us upon termination in accordance with the terms of our Sonesta agreement.
See Notes 7 and 11 for further information regarding our relationships, agreements and transactions with Sonesta.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
Hyatt Agreement. As of June 30, 2024, Hyatt managed 17 of our select service hotels pursuant to a portfolio management agreement that expires on March 31, 2031, or our Hyatt agreement, and provides that, as of June 30, 2024, we are to be paid an annual owner’s priority return of $16,958. Any returns we receive from Hyatt are currently limited to the hotels’ available cash flows, if any, after payment of operating expenses. Hyatt has provided us with a $30,000 limited guarantee for 75% of the aggregate annual owner’s priority returns due to us that will become effective upon substantial completion of planned renovations of the hotels, which we currently expect to occur in 2024. We realized returns of $3,314 and $4,388 during the three months ended June 30, 2024 and 2023, respectively, and $2,206 and $6,711 during the six months ended June 30, 2024 and 2023, respectively, under our Hyatt agreement. In February 2024, we funded $2,300 of additional working capital to Hyatt. We may recover this amount in the future, if cash flows are sufficient to pay our owner’s priority return and other amounts in accordance with our Hyatt agreement. During the six months ended June 30, 2024 and 2023, we incurred capital expenditures for certain hotels included in our Hyatt agreement of $23,377 and $454, respectively, which resulted in an aggregate increase in our contractual annual owner’s priority returns of $1,403 and $27, respectively.
Radisson Agreement. As of June 30, 2024, Radisson managed seven of our full-service hotels pursuant to a portfolio management agreement that expires on July 31, 2031, or our Radisson agreement, and provides that we are to be paid an annual owner’s priority return of $10,898. Radisson has provided us with a $22,000 limited guarantee for 75% of the aggregate annual owner’s priority returns due to us that became effective on January 1, 2023, subject to adjustment for planned renovations of certain hotels, which we currently expect to be completed by the end of the third quarter of 2024. We realized returns under our Radisson agreement of $1,789 and $1,799 during the three months ended June 30, 2024 and 2023, respectively, and $3,240 and $3,364 during the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2023, the hotels under this agreement generated cash flows that were less than the guaranteed owner’s priority level due to us for these periods, and we reduced hotel operating expenses by $140 to record the guaranteed amounts of the shortfalls due from Radisson. The available balance of the guaranty was $21,350 as of June 30, 2024. During the six months ended June 30, 2024 and 2023, we incurred capital expenditures of $544 and $4,749, respectively, for the hotels included in our Radisson agreement, which resulted in an aggregate increase in our contractual owner’s priority returns of $32 and $285, respectively.
Marriott Agreement. As of June 30, 2023, we had sold all 16 hotels previously managed by Marriott International, Inc., or Marriott. We realized a net operating loss of $2,762 during the six months ended June 30, 2023, under our management agreement with Marriott. We did not incur capital expenditures for any of the hotels included in our management agreement with Marriott during the six months ended June 30, 2023.
IHG Agreement. Our management agreement with IHG for one hotel expires on January 31, 2026. We realized returns under our management agreement with IHG of $1,536 and $1,517 during the three months ended June 30, 2024 and 2023, respectively, and $3,129 and $2,280 during the six months ended June 30, 2024 and 2023, respectively. Any returns we receive from IHG are limited to the hotel’s available cash flows, if any, after payment of operating expenses. During the six months ended June 30, 2024 and 2023, we incurred capital expenditures of $221 and $328, respectively, for the hotel included in our IHG agreement.
Net Lease Portfolio
As of June 30, 2024, we owned 749 service-focused retail net lease properties with an aggregate of 13,384,219 square feet with leases requiring annual minimum rents of $380,457 with a weighted (by annual minimum rents) average remaining lease term of 8.4 years. Our net lease properties were 97.3% occupied and leased by 178 tenants operating under 139 brands in 21 distinct industries.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
TA Leases. As of June 30, 2024, TA is our largest tenant, representing 28.5% of our total historical real estate investments. We lease to TA a total of 175 travel centers under five master leases that expire in 2033, or our TA leases, subject to TA’s right to extend those leases, and require annual minimum rents of $259,080 as of June 30, 2024. TA receives a monthly rent credit totaling $25,000 per year over the 10-year initial term of the TA leases as a result of rent it prepaid. On February 28, 2024, TA acquired the leasehold interest of one of our travel centers from a third party landlord. The aggregate minimum rent due to us under our leases with TA for the remaining 175 travel centers was unchanged as a result of TA’s acquisition of this leasehold interest.
Our TA leases are “triple net” leases that require TA to pay all costs incurred in the operation of the leased travel centers, including personnel, utility, inventory, customer service and insurance expenses, real estate and personal property taxes, environmental related expenses, underground storage tank maintenance costs and ground lease payments at those travel centers at which we lease the property and sublease it to TA. Our TA leases generally require TA to indemnify us for certain environmental matters and for liabilities that arise during the terms of the leases from ownership or operation of the leased travel centers. Our TA leases do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components. BP Corporation North America Inc. guarantees payment under each of the TA leases, limited to an aggregate cap which was $3,037,475 as of June 30, 2024.
We recognized rental income from our TA leases of $67,834 and $65,260 for the three months ended June 30, 2024 and 2023, respectively, and $135,668 and $127,401 for the six months ended June 30, 2024 and 2023, respectively. Rental income was increased by $3,885 and $2,555 for the three months ended June 30, 2024 and 2023, respectively, and increased by $8,194 and reduced by $686 for the six months ended June 30, 2024 and 2023, respectively, to record the scheduled rent changes on a straight line basis. As of June 30, 2024 and December 31, 2023, we had receivables for current rent amounts owed to us by TA and straight line rent adjustments of $30,872 and $19,816, respectively, included in other assets, net in our condensed consolidated balance sheets.
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
Our other net lease agreements generally provide for minimum rent payments and in addition may include variable payments. Rental income from operating leases, including any payments derived by index or market-based indices, is recognized on a straight line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining the lease term. We recognized rental income from our net lease properties (excluding TA) of $32,628 and $34,192 for the three months ended June 30, 2024 and 2023, respectively, which included $893 and $212, respectively, of adjustments to record scheduled rent changes under certain of our leases on a straight line basis, and $64,808 and $66,464 for the six months ended June 30, 2024 and 2023, respectively, which included $2,352 and $1,005, respectively, of adjustments to record scheduled rent changes under certain of our leases on a straight line basis.
We continually review receivables related to rent, straight line rent and property operating expense reimbursements and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes an assessment of whether substantially all of the amounts due under a tenant’s lease are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as cash is received. We recognize all changes in the collectability assessment for an operating lease as an adjustment to rental income. We recorded reserves for uncollectable amounts and reduced rental income by $377 and $1,042 for the three and six months ended June 30, 2024, respectively, based on our assessment of the collectability of rents. We recorded reserves for uncollectable amounts and reduced rental income by $1,813 and $5,353 for the three and six months ended June 30, 2023, respectively, based on our assessment of the collectability of rents. We had reserves for uncollectable rents of $4,366 and $3,436 as of June 30, 2024 and December 31, 2023, respectively, included in other assets, net in our condensed consolidated balance sheets.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
Note 7. Other Investments
Equity Method Investment
As of both June 30, 2024 and December 31, 2023, we owned 34% of Sonesta’s outstanding common stock. We account for our 34% non-controlling interest in Sonesta under the equity method of accounting.
As of June 30, 2024 and December 31, 2023, our investment in Sonesta had a carrying value of $108,106 and $113,304, respectively. On the date of acquisition of our initial equity interest in Sonesta (February 27, 2020), the cost basis of our investment in Sonesta exceeded our proportionate share of Sonesta’s total stockholders’ equity book value by an aggregate of $8,000. As required under GAAP, we are amortizing this difference to equity in earnings of an investee over 31 years, the weighted average remaining useful life of the real estate assets and intangible assets and liabilities owned by Sonesta as of the date of our acquisition. We recorded amortization of the basis difference of $65 in each of the three months ended June 30, 2024 and 2023 and $130 in each of the six months ended June 30, 2024 and 2023. We recognized losses related to our investment in Sonesta of $2,716 and earnings of $517 for the three months ended June 30, 2024 and 2023, respectively, and losses of $8,054 and $3,704 for the six months ended June 30, 2024 and 2023, respectively. These amounts, which include amortization of the basis difference, are included in equity in earnings (losses) of an investee in our condensed consolidated statements of comprehensive income (loss).
We recorded a liability of $42,000 for the fair value of our initial investment in Sonesta, as no cash consideration was exchanged related to the modification of our management agreement with, and investment in, Sonesta. This liability for our investment in Sonesta is included in accounts payable and other liabilities in our condensed consolidated balance sheets and is being amortized on a straight line basis through the initial term of the Sonesta agreement, January 31, 2037, as a reduction to hotel operating expenses in our condensed consolidated statements of comprehensive income (loss). We reduced hotel operating expenses by $621 for each of the three months ended June 30, 2024 and 2023 and $1,242 for each of the six months ended June 30, 2024 and 2023 for amortization of this liability. As of June 30, 2024 and December 31, 2023, the unamortized balance of this liability was $31,237 and $32,479, respectively.
In March 2024, we made a $3,392 pro rata capital contribution to Sonesta to support its growth initiatives, including its franchising efforts. We continue to maintain our 34% ownership in Sonesta after giving effect to this contribution.
See Notes 6 and 11 for further information regarding our relationships, agreements and transactions with Sonesta.
Investment in Equity Securities
Until May 15, 2023, we owned 1,184,797 shares, or approximately 7.8%, of TA common stock, which were reported at fair value based on quoted market prices (Level 1 inputs as defined in the fair value hierarchy under GAAP) as of the end of the period, with changes in fair value recorded in earnings in our condensed consolidated statements of comprehensive income (loss). As of May 15, 2023, our historical cost basis for these shares was $24,418 and our carrying value for these shares was $101,893. On May 15, 2023, BP Products North America Inc. acquired TA pursuant to a merger, or the TA Merger, for $86.00 per share of TA common stock in cash. We recorded a loss of $593 during the three months ended June 30, 2023, and a gain of $48,837 during the six months ended June 30, 2023 to adjust the carrying value of our former investment in shares of TA common stock to its fair value.
Note 8. Indebtedness
Our principal debt obligations at June 30, 2024 were: (1) $4,075,000 aggregate outstanding principal amount of senior unsecured notes; (2) $1,000,000 aggregate outstanding principal amount of senior secured notes; and (3) $607,590 aggregate outstanding principal amount of net lease mortgage notes. We had no amounts outstanding under our revolving credit facility as of June 30, 2024.
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

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
Interest payable on drawings under our revolving credit facility is based on the secured overnight financing rate, or SOFR, plus a margin ranging from 1.50% to 3.00% based on our leverage ratio, as defined in our credit agreement, which was 2.50% as of June 30, 2024. As collateral for all loans and other obligations under the credit facility, certain of our subsidiaries pledged all of their respective equity interests in certain of our direct and indirect property owning subsidiaries, and our pledged subsidiaries provided first mortgage liens on 72 properties, including 69 hotels and three net lease properties, with an aggregate undepreciated carrying value of $1,738,959 as of June 30, 2024. We also pay unused commitment fees of 20 to 30 basis points per annum on the total amount of lending commitments under our revolving credit facility based on amounts outstanding. As of June 30, 2024 and 2023, the annual interest rate payable on borrowings under our revolving credit facility was 7.83% and 7.64%, respectively. We had no borrowings outstanding under our revolving credit facility for either the three or six months ended June 30, 2024 or 2023.
Our debt agreements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR, ceasing to act as our business manager. Our debt agreements also contain covenants, including those that restrict our ability to incur debts or to make distributions under certain circumstances and generally require us to maintain certain financial ratios. Borrowings under our revolving credit facility are subject to meeting ongoing minimum performance and market values of the collateral properties, satisfying certain financial covenants and other credit facility conditions. We believe we were in compliance with the terms and conditions of our debt agreements as of June 30, 2024.
Senior Guaranteed Unsecured Notes Issuance
In June 2024, we issued $700,000 aggregate principal amount of 8.375% senior guaranteed unsecured notes due 2029, or the 2029 Notes, and $500,000 aggregate principal amount of 8.875% senior guaranteed unsecured notes due 2032, or the 2032 Notes, in underwritten public offerings. The aggregate net proceeds from these notes were $1,162,284, after underwriting discounts and other offering expenses. These notes are fully and unconditionally guaranteed, on a joint and several basis and on a senior unsecured basis, by all of our subsidiaries, except for our foreign subsidiaries and certain other excluded subsidiaries. Such other excluded subsidiaries include, but are not limited to, subsidiaries whose equity has been pledged to secure borrowings under our credit agreement and our 8.625% senior secured notes due 2031, and subsidiaries whose assets secure our net lease mortgage notes.
Repayment of 2025 Maturities
In June 2024, we redeemed all of our outstanding 7.50% senior unsecured notes due 2025 for a redemption price equal to the principal amount of $800,000, plus accrued and unpaid interest and a premium equal to a make whole amount. As a result of the redemption, we recorded a loss on early extinguishment of debt of $17,681 during the three and six months ended June 30, 2024, which represented the make whole premium and the write-off of unamortized discounts and issuance costs related to these notes.
In June 2024, we repurchased $272,803 principal amount of our $350,000 4.50% senior unsecured notes due 2025 at a total cost of $270,396, excluding accrued interest, pursuant to a cash tender offer. Also in June 2024, we effected the satisfaction and discharge of the remaining $77,197 principal amount of our $350,000 4.50% senior unsecured notes due 2025 that were not purchased as part of the tender offer in accordance with its terms. As a result of these transactions, we recorded a gain on early extinguishment of debt of $1,633 during the three and six months ended June 30, 2024, which represented the discount to par paid to repurchase the notes, net of the write-off of unamortized discounts and issuance costs related to these notes.
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

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
Our net lease mortgage notes are summarized below:

Note Class	Principal Outstanding as of June 30, 2024	Coupon Rate	Initial Term (in years)	Maturity
Class A	$302,967	5.15%	5	February 2028
Class B	172,423	5.55%	5	February 2028
Class C	132,200	6.70%	5	February 2028
Total / weighted average	$607,590	5.60%
The Class A notes and the Class B notes require monthly principal repayments at an annualized rate of 0.50% and 0.25% of the balance outstanding, respectively, and the Class C notes require interest payments only, with balloon payments due at maturity. The notes mature in February 2028 and may be redeemed without penalty 24 months prior to the scheduled maturity date beginning in February 2026. The notes are non-recourse and are secured by 308 net lease retail properties owned by the Issuer. The current leases relating to those properties require annual minimum rents of $65,173 and had an aggregate undepreciated carrying value of $753,474 as of June 30, 2024.
Note 9. Shareholders’ Equity
Share Awards
On June 14, 2024, in accordance with our Trustee compensation arrangements, we awarded 18,255 of our common shares, valued at $4.93 per share, the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on that day to each of our eight Trustees as part of their annual compensation.
Share Purchases
During the six months ended June 30, 2024, we purchased an aggregate of 11,798 of our common shares, valued at a weighted average share price of $6.66 per common share, from certain former officers and employees of RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. We withheld and purchased these common shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the applicable purchase dates.
Distributions
During the six months ended June 30, 2024, we declared and paid regular quarterly distributions to common shareholders as follows:

Declaration Date	Record Date	Paid Date	Dividend Per Common Share	Total Distributions
January 11, 2024	January 22, 2024	February 15, 2024	$0.20	$33,154
April 11, 2024	April 22, 2024	May 16, 2024	0.20	33,152
			$0.40	$66,306
On July 11, 2024, we declared a regular quarterly distribution to common shareholders of record as of July 22, 2024 of $0.20 per common share, or approximately $33,178. We expect to pay this distribution on or about August 15, 2024.
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

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
Pursuant to our business management agreement with RMR, we recognized net business management fees of $7,440 and $8,287 for the three months ended June 30, 2024 and 2023, respectively, and $15,197 and $16,672 for the six months ended June 30, 2024 and 2023, respectively. Based on our common share total return, as defined in our business management agreement, as of each of June 30, 2024 and 2023, no incentive fees are included in the net business management fees we recognized for the three and six months ended June 30, 2024 or 2023. The actual amount of annual incentive fees for 2024, if any, will be based on our common share total return, as defined in our business management agreement, for the three-year period ending December 31, 2024, and will be payable in January 2025. We did not incur an incentive fee payable to RMR for the year ended December 31, 2023. We include business management fee amounts in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).
Pursuant to our property management agreement with RMR, we recognized aggregate property management and construction supervision fees of $2,839 and $1,846 for the three months ended June 30, 2024 and 2023, respectively, and $6,019 and $3,258 for the six months ended June 30, 2024 and 2023, respectively. Of those amounts, for the three months ended June 30, 2024 and 2023, $1,505 and $937, respectively, of property management fees were expensed to net lease operating expenses in our condensed consolidated statements of comprehensive income (loss) and $1,334 and $909, respectively, of construction supervision fees were capitalized as building improvements in our condensed consolidated balance sheets. For the six months ended June 30, 2024 and 2023, $2,989 and $1,882, respectively, of property management fees were expensed to net lease operating expenses in our condensed consolidated statements of comprehensive income (loss) and $3,030 and $1,376, respectively, of construction supervision fees were capitalized as building improvements in our condensed consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
We are generally responsible for all of our operating expenses, including certain expenses incurred or arranged by RMR on our behalf. We are generally not responsible for payment of RMR’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR employees assigned to work exclusively or partly at our net lease properties and the office building component of one of our hotels, our share of the wages, benefits and other related costs of RMR’s centralized accounting personnel, our share of RMR’s costs for providing our internal audit function, and as otherwise agreed. Our property level operating expenses are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR. We reimbursed RMR $1,032 and $1,116 for these expenses and costs for the three months ended June 30, 2024 and 2023, respectively, and $2,126 and $2,119 for these expenses and costs for the six months ended June 30, 2024 and 2023, respectively. We included these amounts in net lease operating expenses and general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income (loss).
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

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
Sonesta. Sonesta is a private company. Mr. Portnoy is the largest owner and controlling shareholder and a director of Sonesta. Mr. Murray is a director of Sonesta and is its president and chief executive officer, and he is an officer and employee of RMR. Sonesta’s other director serves as RMR’s and RMR Inc.’s executive vice president, general counsel and secretary, as a managing director of RMR Inc. and as our Secretary. RMR also provides certain services to Sonesta. As of June 30, 2024, we owned 34% of Sonesta’s outstanding shares of common stock and Sonesta managed 195 of our hotels. See Notes 6 and 7 for further information regarding our relationships, agreements and transactions with Sonesta.
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
During the three months ended June 30, 2024, we recognized income tax expense of $524, which includes $88 of state tax expense and $436 of foreign tax expense. During the three months ended June 30, 2023, we recognized income tax expense of $5,247, which includes $2,884 of state tax expense and $2,363 of foreign tax expense.
During the six months ended June 30, 2024, we recognized income tax expense of $1,531, which includes $709 of state tax expense and $822 of foreign tax expense. During the six months ended June 30, 2023, we recognized income tax expense of $1,467, which includes $587 of state tax expense and $880 of foreign tax expense.
Note 13. Segment Information
We aggregate our hotels and net lease portfolio into two reportable segments, hotel investments and net lease investments, based on their similar operating and economic characteristics.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30, 2024
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$412,486	$—	$—	$412,486
Rental income	—	100,462	—	100,462
Total revenues	412,486	100,462	—	512,948

Expenses:
Hotel operating expenses	328,247	—	—	328,247
Net lease operating expenses	—	4,958	—	4,958
Depreciation and amortization	55,389	40,285	—	95,674
General and administrative	—	—	10,681	10,681
Loss on asset impairment, net	33,107	1,780	—	34,887
Total expenses	416,743	47,023	10,681	474,447

Loss on sale of real estate, net	(27)	(5)	—	(32)
Interest income	64	36	719	819
Interest expense	—	(11,441)	(82,409)	(93,850)
Loss on early extinguishment of debt, net	—	—	(16,048)	(16,048)
(Loss) income before income tax expense and equity in losses of an investee	(4,220)	42,029	(108,419)	(70,610)
Income tax expense	—	—	(524)	(524)
Equity in losses of an investee	—	—	(2,716)	(2,716)
Net (loss) income	$(4,220)	$42,029	$(111,659)	$(73,850)

	Six Months Ended June 30, 2024
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$748,722	$—	$—	$748,722
Rental income	—	200,476	—	200,476
Total revenues	748,722	200,476	—	949,198

Expenses:
Hotel operating expenses	633,333	—	—	633,333
Net lease operating expenses	—	9,681	—	9,681
Depreciation and amortization	110,475	78,306	—	188,781
General and administrative	—	—	21,187	21,187
Loss on asset impairment, net	33,107	4,231	—	37,338
Total expenses	776,915	92,218	21,187	890,320

Loss on sale of real estate, net	(863)	(2,132)	—	(2,995)
Interest income	127	141	2,513	2,781
Interest expense	—	(22,958)	(162,306)	(185,264)
Loss on early extinguishment of debt, net	—	—	(16,048)	(16,048)
(Loss) income before income tax expense and equity in losses of an investee	(28,929)	83,309	(197,028)	(142,648)
Income tax expense	—	—	(1,531)	(1,531)
Equity in losses of an investee	—	—	(8,054)	(8,054)
Net (loss) income	$(28,929)	$83,309	$(206,613)	$(152,233)

	As of June 30, 2024
	Hotels	Net Lease	Corporate	Consolidated
Total assets	$3,955,348	$3,010,215	$156,098	$7,121,661

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30, 2023
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$404,327	$—	$—	$404,327
Rental income	—	99,452	—	99,452
Total revenues	404,327	99,452	—	503,779

Expenses:
Hotel operating expenses	309,100	—	—	309,100
Net lease operating expenses	—	5,202	(830)	4,372
Depreciation and amortization	53,449	41,122	—	94,571
General and administrative	—	—	12,420	12,420
Transaction related costs	473	415	43	931
Loss on asset impairment, net	—	9,005	—	9,005
Total expenses	363,022	55,744	11,633	430,399

Gain (loss) on sale of real estate, net	20	(82)	—	(62)
Loss on equity securities, net	—	—	(593)	(593)
Interest income	21	23	3,424	3,468
Interest expense	—	(11,435)	(71,068)	(82,503)
Loss on early extinguishment of debt	—	—	(238)	(238)
Income (loss) before income tax expense and equity in earnings of an investee	41,346	32,214	(80,108)	(6,548)
Income tax expense	—	—	(5,247)	(5,247)
Equity in earnings of an investee	—	—	517	517
Net income (loss)	$41,346	$32,214	$(84,838)	$(11,278)

	Six Months Ended June 30, 2023
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$739,123	$—	$—	$739,123
Rental income	—	193,865	—	193,865
Total revenues	739,123	193,865	—	932,988

Expenses:
Hotel operating expenses	608,666	—	—	608,666
Net lease operating expenses	—	8,277	—	8,277
Depreciation and amortization	106,834	87,776	—	194,610
General and administrative	—	—	23,331	23,331
Transaction related costs	473	415	930	1,818
Loss on asset impairment, net	—	9,005	—	9,005
Total expenses	715,973	105,473	24,261	845,707

Gain (loss) on sale of real estate, net	41,918	(82)	—	41,836
Gain on equity securities, net	—	—	48,837	48,837
Interest income	51	25	6,178	6,254
Interest expense	—	(17,757)	(146,326)	(164,083)
Loss on early extinguishment of debt	—	—	(282)	(282)
Income (loss) before income tax expense and equity in losses of an investee	65,119	70,578	(115,854)	19,843
Income tax expense	—	—	(1,467)	(1,467)
Equity in losses of an investee	—	—	(3,704)	(3,704)
Net income (loss)	$65,119	$70,578	$(121,025)	$14,672

	As of December 31, 2023
	Hotels	Net Lease	Corporate	Consolidated
Total assets	$3,943,213	$3,084,686	$328,217	$7,356,116

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
Note 14. Fair Value of Assets and Liabilities
The table below presents certain of our assets carried at fair value at June 30, 2024, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

		Fair Value at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-recurring Fair Value Measurement Assets:
Assets of properties held for sale (1)(2)	$44,025	$—	$40,211	$3,814
(1)We recorded impairment charges totaling $33,449 during the six months ended June 30, 2024, to reduce the carrying value of eight hotels and two net lease properties in our condensed consolidated balance sheet to their estimated fair value, less estimated costs to sell of $1,497, based on negotiated sales prices with third party buyers (Level 2 inputs as defined in the fair value hierarchy under GAAP).
(2)We recorded impairment charges totaling $3,889 during the six months ended June 30, 2024, to reduce the carrying value of three net lease properties in our condensed consolidated balance sheet to their estimated fair value, less estimated costs to sell of $270, based on brokers’ opinion of values (Level 3 inputs as defined in the fair value hierarchy under GAAP).
In addition to the assets included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, revolving credit facility, net lease mortgage notes, senior notes and security deposits. At June 30, 2024 and December 31, 2023, the fair values of these financial instruments approximated their carrying values in our condensed consolidated balance sheets due to their short-term nature or floating interest rates, except as follows:

	June 30, 2024		December 31, 2023
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Senior Unsecured Notes, due 2025 at 4.50%	$—	$—	$349,181	$341,688
Senior Unsecured Notes, due 2025 at 7.50%	—	—	796,007	808,888
Senior Unsecured Notes, due 2026 at 5.25%	348,165	338,891	347,601	339,780
Senior Unsecured Notes, due 2026 at 4.75%	448,652	421,650	448,347	419,909
Senior Unsecured Notes, due 2027 at 4.95%	398,050	363,492	397,672	362,108
Senior Guaranteed Unsecured Notes, due 2027 at 5.50%	446,195	418,023	445,631	412,002
Net Lease Mortgage Notes, due 2028 at 5.60%	563,727	581,308	558,876	585,784
Senior Unsecured Notes, due 2028 at 3.95%	395,930	334,992	395,355	327,708
Senior Guaranteed Unsecured Notes, due 2029 at 8.375%	681,075	688,107	—	—
Senior Unsecured Notes, due 2029 at 4.95%	420,873	322,443	420,477	351,726
Senior Unsecured Notes, due 2030 at 4.375%	393,623	282,532	393,056	310,524
Senior Secured Notes, due 2031 at 8.625%	970,051	1,042,310	968,017	1,047,430
Senior Guaranteed Unsecured Notes, due 2032 at 8.875%	481,460	466,370	—	—
Total financial liabilities	$5,547,801	$5,260,118	$5,520,220	$5,307,547
(1)Carrying value includes unamortized discounts, premiums and certain debt issuance costs.
At June 30, 2024 and December 31, 2023, we estimated the fair values of our senior notes using an average of the bid and ask price of the notes (Level 2 inputs) as of the measurement dates. At June 30, 2024 and December 31, 2023, we estimated the fair value of our net lease mortgage notes using discounted cash flow analyses and current prevailing market rates as of the measurement dates (Level 3 inputs). As Level 3 inputs are unobservable, our estimated value may differ materially from the actual fair value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2023 Annual Report.
Overview (dollars in thousands, except per share amounts and per room hotel data)
We are a REIT organized under the laws of the State of Maryland. As of June 30, 2024, we owned 969 properties in 46 states, the District of Columbia, Canada and Puerto Rico.
In response to significant and prolonged increases in inflation, the U.S. Federal Reserve raised interest rates multiple times since the beginning of 2022. Although the U.S. Federal Reserve has indicated that it may lower rates in 2024, we cannot be sure that it will do so, and interest rates may remain at the current high levels or increase. These inflationary pressures in the United States, as well as global geopolitical instability and tensions, have given rise to uncertainty regarding economic downturns or a possible recession and potential disruptions in the financial markets. Consumer confidence, corporate travel and lodging demand will continue to be affected by economic and market conditions, unemployment levels, work from home policies, use of technologies and broader economic trends. Increased labor costs and other price inflation may continue to negatively impact our hotel operations and the operations of our tenants. An economic recession or continued or intensified disruptions in the financial markets could adversely affect our financial condition, operations at our hotels, our tenants and their ability or willingness to renew our leases or pay rent to us, may restrict our ability to obtain new or replacement financing, would likely increase our cost of capital, and may cause the values of our properties to decline.
Management Agreements and Leases. At June 30, 2024, we owned 220 hotels operated under four agreements. We leased all of these hotels to our wholly owned TRSs that are managed by hotel operating companies as of that date. At June 30, 2024, we also owned 749 service-focused retail properties leased to 178 tenants subject to “triple net” leases, where the tenants are generally responsible for the payment of operating expenses and capital expenditures. Our condensed consolidated statements of comprehensive income (loss) include hotel operating revenues and hotel operating expenses of our managed hotels and rental income and net lease operating expenses from our net lease properties.
Hotel Portfolio. As of June 30, 2024, we owned 220 hotels. During the three and six months ended June 30, 2024, the U.S. hotel industry generally realized increases in revenue per available room, or RevPAR, compared to the same periods in 2023. Our hotels produced year over year declines in RevPAR, which we believe is partially a result of disruption and displacement at certain of our hotels undergoing renovation and decreased business activity in areas where some of our hotels are located. The following table provides a summary for all of our hotels with these revenue metrics for the periods presented, which we believe are key indicators of performance at our hotels.

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change		2024	2023	Change
All Hotels
No. of hotels	220	221	(1)		220	221	(1)
No. of rooms or suites	37,697	37,777	(80)		37,697	37,777	(80)
Occupancy	68.2%	67.6%	0.6	pts	62.2%	62.7%	(0.5)	pts
ADR	$142.99	$144.32	(0.9)%		$141.56	$142.74	(0.8)%
RevPAR	$97.50	$97.56	(0.1)%		$88.10	$89.50	(1.6)%
Comparable Hotels Data. We present RevPAR, average daily rate, or ADR, and occupancy for the periods presented on a comparable basis to facilitate comparisons between periods. We define comparable hotels as those that were owned by us and were open and operating for the entirety of the periods being compared. For the three and six months ended June 30, 2024 and 2023, our comparable results exclude two hotels. One of the hotels was not owned for the entirety of the periods and the other hotel suspended operations during part of the periods presented. The following table provides a summary of these revenue metrics for the periods presented.

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Change		2024	2023	Change
Comparable Hotels
No. of hotels	218	218	—		218	218	—
No. of rooms or suites	37,349	37,349	—		37,349	37,349	—
Occupancy	68.3%	67.7%	0.6	pts	62.2%	62.7%	(0.5)	pts
ADR	$141.96	$143.52	(1.1)%		$140.00	$141.38	(1.0)%
RevPAR	$96.91	$97.14	(0.2)%		$87.13	$88.71	(1.8)%
Net Lease Portfolio. As of June 30, 2024, we owned 749 service-focused retail net lease properties with an aggregate of 13,384,219 square feet leased to 178 tenants subject to “triple net” leases (where the tenants are responsible for payments of operating expenses and capital expenditures) requiring annual minimum rents of $380,457. Our net lease properties were 97.3% occupied as of June 30, 2024 with a weighted (by annual minimum rent) average lease term of 8.4 years, operating under 139 brands in 21 distinct industries. TA is our largest tenant and as of June 30, 2024, leased 175 of our travel centers under five master leases that expire in 2033 and require annual minimum rents of $259,080. In addition, TA receives an annual credit of $25,000 as a result of prepaid rent. BP Corporation North America Inc. guarantees payment under the TA leases, subject to a cap.
Additional details of our hotel operating agreements and our net lease agreements are set forth in Note 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations (amounts in thousands, except per share data)
Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

	Three Months Ended June 30,
	2024	2023	Increase (Decrease)	% Increase (Decrease)
Revenues:
Hotel operating revenues	$412,486	$404,327	$8,159	2.0%
Rental income	100,462	99,452	1,010	1.0%
Total revenues	512,948	503,779	9,169	1.8%

Expenses:
Hotel operating expenses	328,247	309,100	19,147	6.2%
Net lease operating expenses	4,958	4,372	586	13.4%
Depreciation and amortization - hotels	55,389	53,449	1,940	3.6%
Depreciation and amortization - net lease properties	40,285	41,122	(837)	(2.0)%
Total depreciation and amortization	95,674	94,571	1,103	1.2%
General and administrative	10,681	12,420	(1,739)	(14.0)%
Transaction related costs	—	931	(931)	n/m
Loss on asset impairment, net	34,887	9,005	25,882	n/m
Total expenses	474,447	430,399	44,048	10.2%

Loss on sale of real estate, net	(32)	(62)	30	(48.4)%
Loss on equity securities, net	—	(593)	593	n/m
Interest income	819	3,468	(2,649)	(76.4)%
Interest expense	(93,850)	(82,503)	(11,347)	13.8%
Loss on early extinguishment of debt, net	(16,048)	(238)	(15,810)	n/m
Loss before income tax expense and equity in (losses) earnings of an investee	(70,610)	(6,548)	(64,062)	n/m
Income tax expense	(524)	(5,247)	4,723	(90.0)%
Equity in (losses) earnings of an investee	(2,716)	517	(3,233)	n/m
Net loss	$(73,850)	$(11,278)	$(62,572)	n/m

Weighted average common shares outstanding (basic and diluted)	165,198	164,902	296	0.2%

Net loss per common share (basic and diluted)	$(0.45)	$(0.07)	$(0.38)	n/m
References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.
Hotel operating revenues. The increase in hotel operating revenues is primarily a result of a hotel acquisition ($5,899) in the 2023 period and increased occupancy at certain hotels during the 2024 period ($2,801), partially offset by the sale of certain of our hotels since April 1, 2023 ($541). Additional operating statistics of our hotels are included in the tables beginning on page 33.
Rental income. The increase in rental income is primarily a result of the amended TA leases that were effective starting in May 2023 ($2,574), partially offset by decreases in our other net lease portfolio as a result of lower rental income recognized and the sale of certain net lease properties since April 1, 2023 ($1,564).
Hotel operating expenses. The increase in hotel operating expenses is primarily a result of a hotel acquisition ($4,361) in the 2023 period, increases in wages and benefits ($6,903), property insurance ($4,097) and other operating expenses ($4,437) in the 2024 period, partially offset by our sale of certain hotels since April 1, 2023 ($651).

Net lease operating expenses. The increase in net lease operating expenses is primarily the result of increased property management fees in the 2024 period ($565) and increases in other operating expenses at certain net lease properties ($727), partially offset by our sale of certain net lease properties since April 1, 2023 ($706).
Depreciation and amortization - hotels. The increase in depreciation and amortization - hotels is primarily a result of depreciation and amortization related to capital expenditures made since April 1, 2023 and our acquisition of a hotel in June 2023 ($4,300), partially offset by certain of our depreciable assets becoming fully depreciated since April 1, 2023 ($2,360).
Depreciation and amortization - net lease properties. The decrease in depreciation and amortization - net lease properties is primarily a result of our sale of certain net lease properties since April 1, 2023 ($837).
General and administrative. The decrease in general and administrative costs is primarily due to decreases in other professional fees ($891) and business management fees ($848) in the 2024 period.
Transaction related costs. Transaction related costs for the 2023 period primarily consisted of costs related to hotel rebranding activity and the demolition of certain vacant properties.
Loss on asset impairment, net. We recorded a $34,887 net loss on asset impairment during the 2024 period to reduce the carrying value of eight hotels and three net lease properties to their estimated fair value less costs to sell. We recorded a $9,005 net loss on asset impairment during the 2023 period to reduce the carrying value of 16 net lease properties to their estimated fair value less costs to sell.
Loss on sale of real estate, net. We recorded a $32 net loss on sale of real estate during the 2024 period in connection with the sale of one hotel. We recorded a $62 net loss on sale of real estate during the 2023 period in connection with the sale of two net lease properties.
Loss on equity securities, net. Loss on equity securities, net represents the adjustment to the carrying value of our former investment in shares of TA common stock to its fair value.
Interest income. The decrease in interest income is due to lower average cash balances invested during the 2024 period compared to the 2023 period.
Interest expense. The increase in interest expense is primarily due to higher weighted average interest rates during the 2024 period compared to the 2023 period.
Loss on early extinguishment of debt, net. We recorded a $16,048 loss on early extinguishment of debt, net in the 2024 period as a result of the redemption and purchase of certain senior notes in the 2024 period. We recorded a $238 loss on early extinguishment of debt, net due to the write off of certain deferred financing costs relating to the amendment of our revolving credit facility in the 2023 period.
Income tax expense. The decrease in income tax expense is primarily due to decreases in state tax expense ($2,796) and foreign tax expense ($1,927) during the 2024 period compared to the 2023 period.
Equity in (losses) earnings of an investee. Equity in (losses) earnings of an investee represents our proportionate share of the losses and earnings of Sonesta.
Net loss. Our net loss and net loss per common share (basic and diluted) each increased in the 2024 period compared to the 2023 period primarily due to the revenue and expense changes discussed above.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

	Six Months Ended June 30,
	2024	2023	Increase (Decrease)	% Increase (Decrease)
Revenues:
Hotel operating revenues	$748,722	$739,123	$9,599	1.3%
Rental income	200,476	193,865	6,611	3.4%
Total revenues	949,198	932,988	16,210	1.7%

Expenses:
Hotel operating expenses	633,333	608,666	24,667	4.1%
Net lease operating expenses	9,681	8,277	1,404	17.0%
Depreciation and amortization - hotels	110,475	106,834	3,641	3.4%
Depreciation and amortization - net lease properties	78,306	87,776	(9,470)	(10.8)%
Total depreciation and amortization	188,781	194,610	(5,829)	(3.0)%
General and administrative	21,187	23,331	(2,144)	(9.2)%
Transaction related costs	—	1,818	(1,818)	n/m
Loss on asset impairment, net	37,338	9,005	28,333	n/m
Total expenses	890,320	845,707	44,613	5.3%

(Loss) gain on sale of real estate, net	(2,995)	41,836	(44,831)	(107.2)%
Gain on equity securities, net	—	48,837	(48,837)	n/m
Interest income	2,781	6,254	(3,473)	(55.5)%
Interest expense	(185,264)	(164,083)	(21,181)	12.9%
Loss on early extinguishment of debt, net	(16,048)	(282)	(15,766)	n/m
(Loss) income before income tax expense and equity in losses of an investee	(142,648)	19,843	(162,491)	n/m
Income tax expense	(1,531)	(1,467)	(64)	4.4%
Equity in losses of an investee	(8,054)	(3,704)	(4,350)	117.4%
Net (loss) income	$(152,233)	$14,672	$(166,905)	n/m

Weighted average common shares outstanding (basic and diluted)	165,178	164,884	294	0.2%

Net (loss) income per common share (basic and diluted)	$(0.92)	$0.09	$(1.01)	n/m
References to changes in the income and expense categories below relate to the comparison of consolidated results for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
Hotel operating revenues. The increase in hotel operating revenues is primarily a result of a hotel acquisition in the 2023 period ($15,785) and increases in food and beverage and other ancillary revenue in the 2024 period ($2,184), partially offset by our sale of certain hotels since January 1, 2023 ($8,370). Additional operating statistics of our hotels are included in the tables beginning on page 33.
Rental income. The increase in rental income is primarily a result of the amended TA leases that were effective starting in May 2023 ($8,267), partially offset by decreases in our other net lease portfolio as a result of lower rental income recognized and the sale of certain net lease properties since January 1, 2023 ($1,656).
Hotel operating expenses. The increase in hotel operating expenses is primarily a result of a hotel acquisition ($10,936) in the 2023 period and increases in wages and benefits ($12,373), property insurance ($8,460) and other operating expenses ($4,360) in the 2024 period, partially offset by our sale of certain hotels since January 1, 2023 ($11,462).
Net lease operating expenses. The increase in net lease operating expenses is primarily the result of increased property management fees in the 2024 period ($1,114) and increases in other operating expenses at certain net lease properties ($1,301), partially offset by our sale of certain net lease properties since January 1, 2023 ($1,011).

Depreciation and amortization - hotels. The increase in depreciation and amortization - hotels is primarily a result of depreciation and amortization related to capital expenditures made since January 1, 2023 and our acquisition of a hotel in June 2023 ($8,353), partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2023 ($4,712).
Depreciation and amortization - net lease properties. The decrease in depreciation and amortization -net lease properties is primarily a result of our sale of certain net lease properties since January 1, 2023 ($6,718) and certain of our depreciable assets becoming fully depreciated since January 1, 2023 ($2,752).
General and administrative. The decrease in general and administrative costs in the 2024 period is primarily due to decreases in business management fees ($1,476) and other professional fees ($668).
Transaction related costs. Transaction related costs for the 2023 period primarily consisted of costs related to hotel rebranding activity, the demolition of certain vacant properties and potential acquisitions.
Loss on asset impairment, net. We recorded a $37,338 net loss on asset impairment during the 2024 period to reduce the carrying value of eight hotels and six net lease properties to their estimated fair value less costs to sell. We recorded a $9,005 net loss on asset impairment during the 2023 period to reduce the carrying value of 16 net lease properties to their estimated fair value less costs to sell.
(Loss) gain on sale of real estate, net. We recorded a $2,995 net loss on sale of real estate during the 2024 period in connection with the sale of one hotel and three net lease properties. We recorded a $41,836 net gain on sale of real estate during the 2023 period in connection with the sale of 18 hotels and two net lease properties.
Gain on equity securities, net. Gain on equity securities, net represents the adjustment to the carrying value of our former investment in shares of TA common stock to its fair value.
Interest income. The decrease in interest income is due to lower average cash balances invested during the 2024 period compared to the 2023 period.
Interest expense. The increase in interest expense is primarily due to higher weighted average interest rates during the 2024 period compared to the 2023 period.
Loss on early extinguishment of debt, net. We recorded a $16,048 loss on early extinguishment of debt, net in the 2024 period as a result of the redemption and purchase of certain senior notes in the 2024 period. We recorded a $282 loss on early extinguishment of debt, net in connection with our redemption of certain senior unsecured notes and the write off of certain deferred financing costs relating to the amendment of our revolving credit facility in the 2023 period.
Income tax expense. The increase in income tax expense is primarily due to an increase in our state income tax expense ($122) during the 2024 period, partially offset by a decrease in our foreign sourced income tax expense ($58) during the 2024 period.
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
As of June 30, 2024, all 220 of our hotels were managed by four hotel operating companies. Our 749 service-focused retail net lease properties were leased to 178 tenants as of June 30, 2024. The costs of operating and maintaining our properties are generally paid by the hotel managers as agents for us or by our tenants for their own account. Our hotel managers and tenants derive their funding for property operating expenses and for returns and rents due to us generally from property operating revenues and, to the extent these parties themselves fund our owner’s priority returns and rents, from their separate resources. As of June 30, 2024, our hotel managers included Sonesta (195 hotels), Hyatt (17 hotels), Radisson (seven hotels) and IHG (one hotel). TA is our largest tenant (175 travel centers).
We recorded reserves for uncollectable amounts and reduced rental income by $377 and $1,042 for the three and six months ended June 30, 2024, respectively, based on our assessment of the collectability of rents. We recorded reserves for uncollectible amounts and reduced rental income by $1,813 and $5,353 for the three and six months ended June 30, 2023, respectively, based on our assessment of the collectability of rents. We had reserves for uncollectable rents of $4,366 and $3,436 as of June 30, 2024 and December 31, 2023, respectively, included in other assets, net in our condensed consolidated balance sheets.
We define net lease coverage as earnings before interest, taxes, depreciation, amortization and rent, or EBITDAR, divided by the annual minimum rent due to us weighted by the minimum rent of the property to total minimum rents of the net lease portfolio. Tenants with no minimum rent required under the lease are excluded. EBITDAR amounts used to determine rent coverage are generally for the latest twelve-month period, based on the most recent operating information, if any, furnished by our tenants. Operating statements furnished by our tenants often are unaudited and, in certain cases, may not have been prepared in accordance with GAAP and are not independently verified by us. In instances where we do not have tenant financial information, we calculate an implied coverage ratio for the period based on other tenants with available financial statements operating the same brand or within the same industry. As a result, we believe using this implied coverage metric provides a more reasonable estimated representation of recent operating results and the financial condition for those tenants. Our net lease properties generated coverage of 2.25x and 2.94x as of June 30, 2024 and 2023, respectively.
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
The following is a summary of our sources and uses of cash flows for the periods presented:

	Six Months Ended June 30,
	2024	2023
Cash and cash equivalents and restricted cash at the beginning of the period	$197,830	$45,420
Net cash provided by (used in):
Operating activities	42,893	328,503
Investing activities	(142,799)	103,960
Financing activities	(68,468)	(27,258)
Cash and cash equivalents and restricted cash at the end of the period	$29,456	$450,625

The decrease in cash flow provided by operating activities in the 2024 period is primarily due to $188,000 of prepaid rent received from TA in the 2023 period, higher interest expense and lower hotel returns in the 2024 period. The change from cash flow provided by investing activities in the 2023 period to cash flow used in investing activities in the 2024 period is primarily due to proceeds from the sale of TA common shares and higher proceeds from the sale of real estate in the 2023 period and increased real estate improvements during the 2024 period. The increase in cash flow used in financing activities in the 2024 period is primarily due to higher net borrowings in the 2023 period.
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
Our Investment and Financing Liquidity and Capital Resources
Our hotel operating agreements generally provide that, if necessary, we may provide our managers with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. During the six months ended June 30, 2024, we funded $130,519 for capital improvements in excess of FF&E reserves available to our hotels. We currently expect to fund $195,000 for capital improvements to certain hotels during the last six months of 2024 using cash on hand and borrowings under our revolving credit facility.
Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. We own all the FF&E escrows for our hotels. During the six months ended June 30, 2024, certain of our hotel managers deposited $2,597 to these accounts and spent $2,869 from the FF&E reserve escrow accounts to renovate and refurbish our hotels. As of June 30, 2024, there was $5,411 on deposit in these escrow accounts, which was held directly by us and is reflected in our condensed consolidated balance sheets as restricted cash.
Our net lease portfolio leases do not require FF&E escrow deposits and tenants under these leases are generally required to maintain the leased properties, including structural and non-structural components. We may provide tenant improvement allowances to tenants in certain cases or may develop sites with the intent to lease them. During the six months ended June 30, 2024, we funded $1,696 for capital improvements to our net lease properties. As of June 30, 2024, we had $2,192 of unspent leasing-related obligations related to certain of our net lease tenants.
During the six months ended June 30, 2024, we sold one hotel with 84 rooms for a sale price of $3,315, excluding closing costs, and three net lease properties with an aggregate of 34,849 square feet for an aggregate sales price of $2,932, excluding closing costs. From July 1, 2024 through August 2, 2024, we sold two hotels with an aggregate of 346 keys for an aggregate sales price of $10,800, excluding closing costs, and three vacant net lease properties with an aggregate of 9,388 square feet for an aggregate sales price of $1,800, excluding closing costs. As of August 2, 2024, we have entered into agreements to sell 16 hotels with an aggregate of 1,930 keys for an aggregate sales price of $113,200, excluding closing costs, and one net lease property with 3,381 square feet for a sales price of $1,250, excluding closing costs. These pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales, that these sales will not be delayed or that the terms will not change. We continue to market three hotels with an aggregate of 407 keys and nine net lease properties with an aggregate of 129,560 square feet for sale. We believe it is probable that the sales of these properties will be completed within one year.
In March 2024, we made a $3,392 pro rata capital contribution to Sonesta to support its growth initiatives, including its franchising efforts, using cash on hand. We continue to maintain our 34% ownership in Sonesta after giving effect to this contribution.
During the six months ended June 30, 2024, we declared and paid regular quarterly distributions to our common shareholders using cash on hand as follows:

Declaration Date	Record Date	Paid Date	Dividend Per Common Share	Total Distributions
January 11, 2024	January 22, 2024	February 15, 2024	$0.20	$33,154
April 11, 2024	April 22, 2024	May 16, 2024	0.20	33,152
			$0.40	$66,306

On July 11, 2024, we declared a regular quarterly distribution to common shareholders of record as of July 22, 2024 of $0.20 per common share, or approximately $33,178. We expect to pay this distribution on or about August 15, 2024 using cash on hand.
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
Interest payable on drawings under our revolving credit facility is based on SOFR plus a margin ranging from 1.50% to 3.00% based on our leverage ratio, as defined in our credit agreement, which was 2.50% as of June 30, 2024. As collateral for all loans and other obligations under the facility, certain of our subsidiaries pledged all of their respective equity interests in certain of our direct and indirect property owning subsidiaries, and our pledged subsidiaries provided first mortgage liens on 72 properties, including 69 hotels and three net lease properties, with an aggregate undepreciated carrying value of $1,738,959 as of June 30, 2024. We also pay unused commitment fees of 20 to 30 basis points per annum on the total amount of lending commitments under our revolving credit facility based on amounts outstanding. As of June 30, 2024 and 2023, the annual interest rate payable on borrowings under our revolving credit facility was 7.83% and 7.64%, respectively. We had no borrowings outstanding under our revolving credit facility as of June 30, 2024.
In June 2024, we issued $700,000 aggregate principal amount of the 2029 Notes and $500,000 aggregate principal amount of the 2032 Notes in underwritten public offerings. The aggregate net proceeds from these notes were $1,162,284, after underwriting discounts and other estimated offering expenses. These notes are fully and unconditionally guaranteed, on a joint and several basis and on a senior unsecured basis, by all of our subsidiaries, except for our foreign subsidiaries and certain other excluded subsidiaries. Such other excluded subsidiaries include, but are not limited to, subsidiaries whose equity has been pledged to secure borrowings under our credit agreement and our 8.625% senior secured notes due 2031 and subsidiaries whose assets secure our net lease mortgage notes. We used the net proceeds from these notes and cash on hand to redeem all of our outstanding 7.50% senior unsecured notes due 2025 and purchase and satisfy and discharge all of our outstanding 4.50% senior unsecured notes due 2025.
Our debt maturities (other than our revolving credit facility) as of June 30, 2024 were as follows:

Year	Maturity
2024	$979
2025	1,958
2026	801,958
2027	851,958
2028	1,000,737
2029	1,125,000
2030	400,000
2031	1,000,000
2032	500,000
$5,682,590
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
Debt Covenants
Our debt obligations at June 30, 2024 consisted of $5,075,000 aggregate principal amounts of senior notes and $607,590 aggregate principal amounts of mortgage notes secured by 308 net lease retail properties. For further information regarding our indebtedness, see Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our publicly and privately issued senior notes are governed by our indentures and related supplements. These indentures and related supplements and our credit agreement contain covenants that generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, and require us to maintain various financial ratios. Our credit agreement, net lease mortgage notes, secured senior notes and unsecured senior notes, indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR ceasing to act as our business manager. As of June 30, 2024, we believe we were in compliance with all of the covenants under our indentures and their supplements, net lease mortgage notes and our credit agreement.
Senior Notes Indenture Covenants
The following table summarizes the results of the financial tests required by the indentures and related supplements for our senior secured and unsecured notes as of June 30, 2024:

	Actual Results	Covenant Requirement
Total debt / adjusted total assets	53.5%	Maximum of 60%
Secured debt / adjusted total assets	15.1%	Maximum of 40%
Consolidated income available for debt service / debt service	1.60x	Minimum of 1.50x
Total unencumbered assets / unsecured debt	173.6%	Minimum 150%
Total unencumbered assets in guarantor subsidiaries / senior guaranteed unsecured debt	4.10x	Minimum of 2.20x
As of June 30, 2024, adjusted total assets for covenant purposes as defined in our senior notes indentures were $10,618,426 and assets encumbered under our revolving credit facility, serving as collateral for our net lease mortgage notes or secured senior notes represented $3,543,066 of adjusted total assets, as defined in our senior notes indentures. Our unencumbered hotels, travel centers, other net lease properties and other corporate assets represent $4,470,481, $1,605,020, $858,664 and $141,195 of adjusted total assets, respectively.
The following table presents the calculation of adjusted total assets to total assets in accordance with GAAP:

Total assets	$7,121,661
Plus: accumulated depreciation	3,164,885
Plus: impairment and other adjustments to reflect original cost of real estate assets	563,515
Less: accounts receivable and intangibles	(231,635)
Adjusted total assets	$10,618,426
Our ability to incur additional debt is subject to meeting the required covenant levels and subject to the provisions of our credit agreement and senior notes indentures.
Acceleration and Cross-Default
Our indentures and their supplements contain cross default provisions to any other debt of $50,000 or more. Similarly, our credit agreement has cross default provisions to other indebtedness that is recourse of $25,000 or more and indebtedness that is non-recourse of $75,000 or more. Neither our indentures and their supplements nor our credit agreement contain provisions for acceleration which could be triggered by a change in our debt ratings.
Supplemental Guarantor Information
Our 5.50% senior notes due 2027, or the 2027 Notes, the 2029 Notes and the 2032 Notes are fully and unconditionally guaranteed, on a joint and several basis and on a senior unsecured basis, by all of our subsidiaries, except for certain excluded subsidiaries, including our foreign subsidiaries and our subsidiaries pledged under our credit agreement and our net lease mortgage notes. The notes and the guarantees will be effectively subordinated to all of our and the subsidiary guarantors’ secured indebtedness, respectively, to the extent of the value of the collateral securing such secured indebtedness, and will be structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. Our remaining $2,425,000 of senior unsecured notes do not have the benefit of any guarantees.
A subsidiary guarantor’s guarantee of the 2027 Notes, the 2029 Notes and the 2032 Notes and all other obligations of such subsidiary guarantor under the indentures governing the notes will automatically terminate and such subsidiary guarantor will automatically be released from all of its obligations under such subsidiary guarantee and such indenture under certain circumstances, including on or after the date on which (a) the notes have received a rating equal to or higher than Baa2 (or the equivalent) by Moody’s Investor Services, or Moody’s, or BBB (or the equivalent) by Standard & Poor’s Ratings Services, or S&P, or if Moody’s or S&P ceases to rate the notes for reasons outside of our control, the equivalent investment grade rating from any other rating agency and (b) no default or event of default has occurred and is continuing under the indenture. Our non-guarantor subsidiaries are separate and distinct legal entities and will have no obligation, contingent or otherwise, to pay any amounts due on these notes or the guarantees, or to make any funds available therefor, whether by dividend, distribution, loan or other payments. The rights of holders of these notes to benefit from any of the assets of our non-guarantor subsidiaries are subject to the prior satisfaction of claims of those subsidiaries’ creditors and any preferred equity holders. As a result, these notes and the related guarantees will be effectively subordinated to all of our and the subsidiary guarantors’ secured indebtedness, respectively, to the extent of the value of the collateral securing such secured indebtedness, and will be structurally subordinated to all indebtedness and other liabilities of our subsidiaries that do not guarantee these notes, including guarantees of or pledges under other indebtedness of ours, payment obligations under lease agreements, trade payables and preferred equity.
The following table presents summarized financial information for us and the subsidiary guarantors, on a combined basis, after elimination of (i) intercompany transactions and balances among us and the subsidiary guarantors, and (ii) equity in earnings from, and any investments in, any of our non-guarantor subsidiaries:

	As of June 30, 2024	As of December 31, 2023
Real estate properties, net (1)	$4,240,032	$4,372,682
Other assets, net	397,921	552,196

Indebtedness, net	$4,984,074	$4,961,344
Intercompany balances (2)	735,692	752,146
Other liabilities	368,590	395,433

Six Months Ended June 30, 2024
Revenues	$820,540
Expenses	922,216
Net loss	(101,676)
(1)Real estate properties, net as of June 30, 2024 includes $163,130 of properties owned directly by us and not included in the assets of the subsidiary guarantors.
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

Property and Operating Statistics (dollars in thousands, except hotel statistics)
As of June 30, 2024, we owned and managed a diverse portfolio of hotels and net lease properties across the United States and in Puerto Rico and Canada with 148 distinct brands across 22 industries.
Hotel Portfolio
The following tables summarize the operating statistics, including occupancy, ADR, and RevPAR reported to us by our hotel managers by hotel brand for the periods indicated. All operating data presented are based upon the operating results provided by our hotel managers for the indicated periods. We have not independently verified our managers’ operating data.

Comparable Hotels*			No. of Rooms or Suites	Occupancy				ADR			RevPAR
	Service Level	No. of Hotels		Three Months Ended June 30,				Three Months Ended June 30,			Three Months Ended June 30,
Brand				2024	2023	Change		2024	2023	Change	2024	2023	Change
Sonesta Hotels & Resorts®	Full Service	22	7,153	64.1%	68.3%	(4.2)	pts	$158.19	$156.21	1.3%	$101.45	$106.65	(4.9)%
Royal Sonesta Hotels®	Full Service	17	5,663	67.5%	63.5%	4.0	pts	239.45	246.41	(2.8)%	161.70	156.58	3.3%
Radisson® Hotels & Resorts	Full Service	5	1,149	71.3%	64.5%	6.8	pts	146.39	145.76	0.4%	104.33	94.05	10.9%
Crowne Plaza®	Full Service	1	495	69.4%	69.3%	0.1	pts	144.36	140.51	2.7%	100.25	97.44	2.9%
Country Inn & Suites® by Radisson	Full Service	2	346	74.6%	74.8%	(0.2)	pts	152.57	145.49	4.9%	113.89	108.82	4.7%
Full Service Total/Average		47	14,806	66.4%	66.3%	0.1	pts	188.17	187.96	0.1%	124.96	124.70	0.2%
Sonesta Select®	Select Service	44	6,427	60.8%	58.2%	2.6	pts	116.90	118.30	(1.2)%	71.09	68.81	3.3%
Hyatt Place®	Select Service	17	2,107	70.9%	74.2%	(3.3)	pts	124.16	126.38	(1.8)%	88.00	93.81	(6.2)%
Select Service Total/Average		61	8,534	63.3%	62.1%	1.2	pts	118.91	120.68	(1.5)%	75.27	74.98	0.4%
Sonesta ES Suites®	Extended Stay	60	7,643	72.6%	71.5%	1.1	pts	125.90	131.59	(4.3)%	91.37	94.05	(2.8)%
Sonesta Simply Suites®	Extended Stay	50	6,366	74.1%	73.8%	0.3	pts	90.93	90.55	0.4%	67.34	66.79	0.8%
Extended Stay Total/Average		110	14,009	73.2%	72.5%	0.7	pts	109.83	112.75	(2.6)%	80.45	81.75	(1.6)%
Comparable Hotels Total/Average		218	37,349	68.3%	67.7%	0.6	pts	$141.96	$143.52	(1.1)%	$96.91	$97.14	(0.2)%

Comparable Hotels*			No. of Rooms or Suites	Occupancy				ADR			RevPAR
	Service Level	No. of Hotels		Six Months Ended June 30,				Six Months Ended June 30,			Six Months Ended June 30,
Brand				2024	2023	Change		2024	2023	Change	2024	2023	Change
Sonesta Hotels & Resorts®	Full Service	22	7,153	59.3%	62.6%	(3.3)	pts	$155.66	$154.48	0.8%	$92.31	$96.74	(4.6)%
Royal Sonesta Hotels®	Full Service	17	5,663	59.1%	55.5%	3.6	pts	238.28	243.26	(2.0)%	140.90	134.89	4.5%
Radisson® Hotels & Resorts	Full Service	5	1,149	65.9%	64.8%	1.1	pts	148.54	149.79	(0.8)%	97.87	97.03	0.9%
Crowne Plaza®	Full Service	1	495	67.0%	63.9%	3.1	pts	146.59	140.18	4.6%	98.21	89.61	9.6%
Country Inn & Suites® by Radisson	Full Service	2	346	67.5%	66.9%	0.6	pts	144.66	138.38	4.5%	97.59	92.59	5.4%
Full Service Total/Average		47	14,806	60.2%	60.2%	—	pts	185.46	184.77	0.4%	111.64	111.17	0.4%
Sonesta Select®	Select Service	44	6,427	55.2%	54.7%	0.5	pts	115.85	118.57	(2.3)%	63.90	64.82	(1.4)%
Hyatt Place®	Select Service	17	2,107	59.2%	69.1%	(9.9)	pts	122.44	125.49	(2.4)%	72.46	86.72	(16.4)%
Select Service Total/Average		61	8,534	56.2%	58.2%	(2.0)	pts	117.57	120.60	(2.5)%	66.02	70.23	(6.0)%
Sonesta ES Suites®	Extended Stay	60	7,643	68.4%	67.5%	0.9	pts	124.60	129.96	(4.1)%	85.26	87.73	(2.8)%
Sonesta Simply Suites®	Extended Stay	50	6,366	67.7%	69.1%	(1.4)	pts	89.65	90.69	(1.1)%	60.68	62.66	(3.2)%
Extended Stay Total/Average		110	14,009	68.1%	68.2%	(0.1)	pts	108.81	112.01	(2.9)%	74.09	76.42	(3.0)%
Comparable Hotels Total/Average		218	37,349	62.2%	62.7%	(0.5)	pts	$140.00	$141.38	(1.0)%	$87.13	$88.71	(1.8)%
*We define comparable hotels as those that were owned by us and were open and operating for the entirety of the periods being compared. For the three and six months ended June 30, 2024 and 2023, our comparable results exclude two hotels; one of the hotels was not owned for the entirety of the periods presented and the other hotel suspended operations during part of the periods presented.

All Hotels*			No. of Rooms or Suites	Occupancy			ADR			RevPAR
	Service Level	No. of Hotels		Three Months Ended June 30,			Three Months Ended June 30,			Three Months Ended June 30,
Brand				2024	2023	Change	2024	2023	Change	2024	2023	Change
Sonesta Hotels & Resorts®	Full Service	23	7,403	64.5%	68.1%	(3.6) pts	$163.08	$160.61	1.5%	$105.13	$109.32	(3.8)%
Royal Sonesta Hotels®	Full Service	17	5,663	67.5%	63.5%	4.0 pts	239.45	246.41	(2.8)%	161.70	156.58	3.3%
Radisson® Hotels & Resorts	Full Service	5	1,149	71.3%	64.5%	6.8 pts	146.39	145.76	0.4%	104.33	94.05	10.9%
Crowne Plaza®	Full Service	1	495	69.4%	69.3%	0.1 pts	144.36	140.51	2.7%	100.25	97.44	2.9%
Country Inn & Suites® by Radisson	Full Service	2	346	74.6%	74.8%	(0.2) pts	152.57	145.49	4.9%	113.89	108.82	4.7%
Full Service Total/Average		48	15,056	66.5%	66.3%	0.2 pts	189.94	189.66	0.1%	126.38	125.69	0.5%
Sonesta Select®	Select Service	44	6,427	60.8%	58.2%	2.6 pts	116.90	118.30	(1.2)%	71.09	68.81	3.3%
Hyatt Place®	Select Service	17	2,107	70.9%	74.2%	(3.3) pts	124.16	126.38	(1.8)%	88.00	93.81	(6.2)%
Select Service Total/Average		61	8,534	63.3%	62.1%	1.2 pts	118.91	120.68	(1.5)%	75.27	74.98	0.4%
Sonesta ES Suites®	Extended Stay	60	7,643	72.6%	71.5%	1.1 pts	125.90	131.59	(4.3)%	91.37	94.05	(2.8)%
Sonesta Simply Suites®	Extended Stay	51	6,464	73.3%	73.0%	0.3 pts	90.93	90.55	0.4%	66.69	66.13	0.8%
Extended Stay Total/Average		111	14,107	72.9%	72.2%	0.7 pts	109.83	112.75	(2.6)%	80.10	81.39	(1.6)%
All Hotels Total/Average		220	37,697	68.2%	67.5%	0.7 pts	$142.99	$144.46	(1.0)%	$97.50	$97.56	(0.1)%

All Hotels*			No. of Rooms or Suites	Occupancy			ADR			RevPAR
	Service Level	No. of Hotels		Six Months Ended June 30,			Six Months Ended June 30,			Six Months Ended June 30,
Brand				2024	2023	Change	2024	2023	Change	2024	2023	Change
Sonesta Hotels & Resorts®	Full Service	23	7,403	59.9%	62.7%	(2.8) pts	$163.21	$161.73	0.9%	$97.79	$101.36	(3.5)%
Royal Sonesta Hotels®	Full Service	17	5,663	59.1%	55.5%	3.6 pts	238.28	243.26	(2.0)%	140.90	134.89	4.5%
Radisson® Hotels & Resorts	Full Service	5	1,149	65.9%	64.8%	1.1 pts	148.54	149.79	(0.8)%	97.87	97.03	0.9%
Crowne Plaza®	Full Service	1	495	67.0%	63.9%	3.1 pts	146.59	140.18	4.6%	98.21	89.61	9.6%
Country Inn & Suites® by Radisson	Full Service	2	346	67.5%	66.9%	0.6 pts	144.66	138.38	4.5%	97.59	92.59	5.4%
Full Service Total/Average		48	15,056	60.5%	60.2%	0.3 pts	188.50	187.90	0.3%	114.01	113.17	0.7%
Sonesta Select®	Select Service	44	6,427	55.2%	54.7%	0.5 pts	115.85	118.57	(2.3)%	63.90	64.82	(1.4)%
Hyatt Place®	Select Service	17	2,107	59.2%	69.1%	(9.9) pts	122.44	125.49	(2.4)%	72.46	86.72	(16.4)%
Select Service Total/Average		61	8,534	56.2%	58.2%	(2.0) pts	117.57	120.60	(2.5)%	66.02	70.23	(6.0)%
Sonesta ES Suites®	Extended Stay	60	7,643	68.4%	67.5%	0.9 pts	124.60	129.96	(4.1)%	85.26	87.73	(2.8)%
Sonesta Simply Suites®	Extended Stay	51	6,464	67.0%	68.4%	(1.4) pts	89.65	90.69	(1.1)%	60.10	62.05	(3.1)%
Extended Stay Total/Average		111	14,107	67.8%	67.9%	(0.1) pts	108.81	112.01	(2.9)%	73.77	76.08	(3.0)%
All Hotels Total/Average		220	37,697	62.2%	62.6%	(0.4) pts	$141.56	$142.87	(0.9)%	$88.10	$89.51	(1.6)%

*Includes results of all hotels owned as of June 30, 2024. Excludes the results of hotels sold during the periods presented and includes data for one hotel for periods prior to when we acquired it.
Net Lease Portfolio
As of June 30, 2024, our net lease properties were 97.3% occupied and we had 20 properties available for lease. During the six months ended June 30, 2024, we entered into lease renewals for 243,505 rentable square feet (26 properties) at weighted (by rentable square feet) average rents that were 12.2% below the prior rents for the same space. The weighted (by rentable square feet) average lease term for these leases was 4.9 years. We also entered into new leases for 108,803 rentable square feet (four properties) at weighted (by rentable square feet) average rents that were 13.7% below the prior rents for the same space. The weighted (by rentable square feet) average lease term for these leases was 18.5 years.
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

As of June 30, 2024, our net lease tenants operated across 139 brands. The following table identifies the top ten brands based on annualized minimum rent:

	Brand	No. of Properties	Investment (1)	Percent of Total Investment	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent	Coverage (2)
1.	TravelCenters of America Inc.	131	$2,254,950	44.6%	$176,793	46.5%	1.59	x	(3)
2.	Petro Stopping Centers	44	1,015,156	20.1%	82,287	21.6%	1.59	x	(3)
3.	The Great Escape	14	98,242	1.9%	7,711	2.0%	6.20	x
4.	Life Time Fitness	3	92,617	1.8%	5,770	1.5%	2.80	x
5.	Buehler's Fresh Foods	5	76,469	1.5%	5,657	1.5%	2.88	x
6.	Heartland Dental	59	61,120	1.2%	4,769	1.3%	4.56	x
7.	Norms	10	53,673	1.1%	3,759	1.0%	3.68	x
8.	Express Oil Change	23	49,724	1.0%	3,717	1.0%	4.32	x
9.	AMC Theatres	5	57,247	1.1%	3,547	0.9%	2.18	x
10.	Pizza Hut	40	45,285	0.9%	3,444	0.9%	2.44	x
	Other (4)	415	1,256,984	24.8%	83,003	21.8%	3.56	x
	Total	749	$5,061,467	100.0%	$380,457	100.0%	2.25	x
(1)Represents the historical cost of our properties plus capital improvements funded by us less impairment write-downs, if any.
(2)See page 27 for our definition of coverage.
(3)Rent coverage information provided by tenant is for all 175 sites on a consolidated basis and is as of June 30, 2024.
(4)Consists of 129 distinct brands with an average investment of $3,029 and average annual minimum rent of $200 per property.
As of June 30, 2024, our top ten net lease tenants based on our annualized minimum rent are listed below:

	Tenant	Brand Affiliation	No. of Properties	Investment (1)	Percent of Total Investment	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent	Coverage (2)
1.	TravelCenters of America Inc. (3)	TravelCenters of America / Petro Stopping Centers	175	$3,270,106	64.7%	$259,080	68.1%	1.59x
2.	Universal Pool Co., Inc.	The Great Escape	14	98,242	1.9%	7,711	2.0%	6.20x
3.	Healthy Way of Life II, LLC	Life Time Fitness	3	92,617	1.8%	5,770	1.5%	2.80x
4.	Styx Acquisition, LLC	Buehler's Fresh Foods	5	76,469	1.5%	5,657	1.5%	2.88x
5.	Professional Resource Development, Inc.	Heartland Dental	59	61,120	1.2%	4,769	1.3%	4.56x
6.	Norms Restaurants, LLC	Norms	10	53,673	1.1%	3,759	1.0%	3.68x
7.	Express Oil Change, L.L.C.	Express Oil Change	23	49,724	1.0%	3,717	1.0%	4.32x
8.	American Multi-Cinema, Inc.	AMC Theatres	5	57,247	1.1%	3,547	0.9%	2.18x
9.	Pilot Travel Centers LLC	Flying J Travel Plaza	3	41,681	0.8%	3,279	0.9%	4.94x
10.	Automotive Remarketing Group, Inc.	America's Auto Auction	6	38,314	0.8%	3,216	0.8%	7.56x
	Subtotal, top 10		303	3,839,193	75.9%	300,505	79.0%	1.97x
11.	Other (4)	Various	446	1,222,274	24.1%	79,952	21.0%	3.29x
	Total		749	$5,061,467	100.0%	$380,457	100.0%	2.25x
(1)Represents the historical cost of our net lease properties plus capital improvements funded by us less impairment write-downs, if any.
(2)See page 27 for our definition of coverage.
(3)TA is our largest tenant. We lease 175 travel centers (131 under the TravelCenters of America brand and 44 under the Petro Stopping Centers brand) to a subsidiary of TA under five master leases that expire in 2033. TA has five renewal options for 10 years each for all of the travel centers under each lease. BP Corporation North America Inc. guarantees payments under each of the five master leases. The aggregate guaranty as of June 30, 2024 was approximately $3,037,475. Annualized minimum rent excludes the impact of rents prepaid by TA. Rent coverage was 1.54x, 1.58x, 1.69x, 1.76x and 1.42x for our TA leases no. 1, no. 2, no. 3, no. 4 and no. 5, respectively. Rent coverage is as of June 30, 2024.
(4)Consists of 168 tenants with an average investment of $2,741 and an average annual minimum rent of $179 per property.

As of June 30, 2024, our net lease tenants operated across 21 distinct industries within the service-focused retail sector of the U.S. economy.

	Industry	No. of Properties	Investment (1)	Percent of Total Investment	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent	Coverage (2)
1.	Travel Centers	178	$3,311,787	65.4%	$262,359	69.0%	1.63 x		(3)
2.	Restaurants - Quick Service	209	283,853	5.5%	19,486	5.1%	3.26	x
3.	Restaurants - Casual Dining	55	194,333	3.8%	11,652	3.1%	2.88	x
4.	Health and Fitness	13	186,365	3.7%	11,184	2.9%	2.18	x
5.	Home Goods and Leisure	20	134,291	2.7%	10,626	2.8%	5.14	x
6.	Grocery Stores	19	129,152	2.6%	9,235	2.4%	3.55	x
7.	Medical, Dental Office	70	104,042	2.1%	8,449	2.2%	3.42	x
8.	Movie Theaters	15	139,569	2.8%	8,399	2.2%	2.24	x
9.	Automotive Equipment and Services	64	107,054	2.1%	7,755	2.0%	4.11	x
10.	Automotive Dealers	8	62,656	1.2%	4,973	1.3%	6.26	x
11.	Educational Services	8	54,759	1.1%	4,365	1.1%	1.55	x
12.	Entertainment	4	61,436	1.2%	4,347	1.1%	2.89	x
13.	General Merchandise Stores	4	55,457	1.1%	3,928	1.0%	3.22	x
14.	Building Materials	29	33,883	0.7%	2,857	0.8%	6.95	x
15.	Car Washes	6	30,798	0.6%	2,411	0.6%	2.87	x
16.	Miscellaneous Manufacturing	5	24,156	0.5%	1,713	0.5%	13.05	x
17.	Drug Stores and Pharmacies	6	17,111	0.3%	1,122	0.3%	1.16	x
18.	Sporting Goods	3	18,234	0.4%	1,099	0.3%	5.23	x
19.	Legal Services	5	11,362	0.2%	1,075	0.3%	6.47	x
20.	Dollar Stores	3	2,971	0.1%	190	0.1%	1.99	x
21.	Other (4)	5	27,245	0.5%	3,232	0.9%	3.84	x
22.	Vacant	20	70,953	1.4%	—	—%	—	x
	Total	749	$5,061,467	100.0%	$380,457	100.0%	2.25	x
(1)Represents the historical cost of our net lease properties plus capital improvements funded by us less impairment write-downs, if any.
(2)See page 27 for our definition of coverage.
(3)Rent coverage for TA is as of June 30, 2024.
(4)Consists of miscellaneous businesses with an average investment of $5,449 per property.

As of June 30, 2024, lease expirations at our net lease properties by year are as follows:

Year (1)	Number of Properties	Square Feet	Annualized Minimum Rent Expiring	Percent of Total Annualized Minimum Rent Expiring	Cumulative Percent of Total Annualized Minimum Rent Expiring
2024	27	368,559	$4,449	1.2%	1.2%
2025	25	491,212	8,505	2.2%	3.4%
2026	103	1,020,706	11,262	3.0%	6.4%
2027	37	942,288	12,562	3.3%	9.7%
2028	26	675,312	11,027	2.9%	12.6%
2029	61	400,274	8,133	2.1%	14.7%
2030	34	160,464	4,905	1.3%	16.0%
2031	27	390,854	5,015	1.3%	17.3%
2032	35	145,509	2,872	0.8%	18.1%
2033	212	5,342,487	264,979	69.5%	87.6%
2034	19	314,725	5,534	1.5%	89.1%
2035	44	1,152,479	19,084	5.0%	94.1%
2036	15	304,540	5,555	1.5%	95.6%
2037	8	303,702	2,886	0.8%	96.4%
2038	7	66,700	1,263	0.3%	96.7%
2039	9	138,043	3,276	0.9%	97.6%
2040	19	117,879	2,486	0.7%	98.3%
2041	6	216,040	2,233	0.6%	98.9%
2042	—	—	—	—%	98.9%
2043	1	57,543	155	—%	98.9%
2044	3	126,116	353	0.1%	99.0%
2045	11	154,966	3,923	1.0%	100.0%
Total	729	12,890,398	$380,457	100%
(1)The year of lease expiration is pursuant to contract terms.
As of June 30, 2024, shown below is the list of our top ten states where our net lease properties are located. No other state represents more than 3% of our net lease annualized minimum rents.

State	Number of Properties	Square Feet	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent
Texas	55	1,168,354	$33,935	8.9%
Ohio	39	1,368,924	27,476	7.2%
Illinois	54	976,308	27,339	7.2%
California	22	399,045	25,870	6.8%
Georgia	73	590,245	20,578	5.4%
Arizona	25	476,651	17,031	4.5%
Florida	46	529,040	16,907	4.4%
Indiana	40	620,950	15,944	4.2%
Pennsylvania	28	544,003	15,927	4.2%
New Mexico	16	246,478	11,871	3.1%
Other	351	6,464,221	167,579	44.1%
Total	749	13,384,219	$380,457	100.0%

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
Our calculations of FFO and Normalized FFO for the three and six months ended June 30, 2024 and 2023 and reconciliations of net income (loss), the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to those amounts appear in the following table (amounts in thousands, except per share amounts):

		Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Net (loss) income		$(73,850)	$(11,278)	$(152,233)	$14,672
Add (less):	Depreciation and amortization	95,674	94,571	188,781	194,610
	Loss on asset impairment, net	34,887	9,005	37,338	9,005
	Loss (gain) on sale of real estate, net	32	62	2,995	(41,836)
	Loss (gain) on equity securities, net	—	593	—	(48,837)
	Adjustments to reflect our share of FFO attributable to an investee	1,021	798	1,987	2,031
FFO		57,764	93,751	78,868	129,645
Add (less):	Transaction related costs	—	931	—	1,818
	Loss on early extinguishment of debt, net	16,048	238	16,048	282
	Adjustments to reflect our share of Normalized FFO attributable to an investee	(2)	207	—	528
Normalized FFO		$73,810	$95,127	$94,916	$132,273

Weighted average common shares outstanding (basic and diluted)		165,198	164,902	165,178	164,884

Basic and diluted per common share amounts:
	Net (loss) income	$(0.45)	$(0.07)	$(0.92)	$0.09
	FFO	$0.35	$0.57	$0.48	$0.79
	Normalized FFO	$0.45	$0.58	$0.57	$0.80
	Distributions declared per share	$0.20	$0.20	$0.40	$0.40

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
Fixed Rate Debt
At June 30, 2024, our outstanding fixed rate debt consisted of the following:

Debt	Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
Senior unsecured notes	$350,000	5.250%	$18,375	2026	Semi-Annually
Senior unsecured notes	450,000	4.750%	21,375	2026	Semi-Annually
Senior unsecured notes	400,000	4.950%	19,800	2027	Semi-Annually
Senior guaranteed unsecured notes	450,000	5.500%	24,750	2027	Semi-Annually
Senior unsecured notes	400,000	3.950%	15,800	2028	Semi-Annually
Net lease mortgage notes	607,590	5.600%	34,025	2028	Monthly
Senior guaranteed unsecured notes	700,000	8.375%	58,625	2029	Semi-Annually
Senior unsecured notes	425,000	4.950%	21,038	2029	Semi-Annually
Senior unsecured notes	400,000	4.375%	17,500	2030	Semi-Annually
Senior secured notes	1,000,000	8.625%	86,250	2031	Semi-Annually
Senior guaranteed unsecured notes	500,000	8.875%	44,375	2032	Semi-Annually
	$5,682,590		$361,913
No principal repayments are due under our unsecured or secured senior notes until maturity. Our net lease mortgage notes require principal and interest payments through maturity pursuant to amortization schedules. Because these notes require interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are one percentage point higher than the rates shown above, our per annum interest cost would increase by approximately $56,826. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. In response to significant and prolonged increases in inflation, the U.S. Federal Reserve has raised interest rates multiple times since the beginning of 2022. Although the U.S. Federal Reserve has indicated that it may lower interest rates in 2024, we cannot be sure that it will do so, and interest rates may remain at the current high levels or continue to increase. Based on the balances outstanding at June 30, 2024 and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point change in interest rates would change the fair value of those debt obligations by approximately $205,977.
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
Floating Rate Debt
At June 30, 2024, we had no amounts outstanding under our revolving credit facility. The maturity date of our revolving credit facility is June 29, 2027, and, subject to our meeting certain conditions, including our payment of an extension fee, we have an option to extend the stated maturity date of the facility by two six-month periods. No principal repayments are required under our revolving credit facility prior to maturity and repayments may be made and redrawn subject to conditions at any time without penalty.

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
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at June 30, 2024 if we were fully drawn on our revolving credit facility:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact (2)
At June 30, 2024	7.83%	$650,000	$50,895	$0.31
One percentage point increase	8.83%	$650,000	$57,395	$0.35
(1)Based on SOFR plus a premium, which was 250 basis points per annum, at June 30, 2024.
(2)Based on diluted weighted average common shares outstanding for the six months ended June 30, 2024.
The foregoing table shows the impact of an immediate change in floating interest rates as of June 30, 2024. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts under our revolving credit facility or other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

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
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended June 30, 2024:

Calendar Month	Number of Common Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2024 - April 30, 2024	8,159	$6.53	—	$—
May 1, 2024 - May 31, 2024	2,102	5.80	—	—
Total	10,261	$6.38	—	$—
(1)These common share withholdings and purchases were made to satisfy tax withholding and payment obligations from certain former officers and employees of RMR in connection with the vesting of awards of our common shares. We withheld and purchased these common shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the purchase dates.

Item 6. Exhibits

Exhibit Number	Description
3.1
Composite Copy of Amended and Restated Declaration of Trust, dated as of August 21, 1995, as amended to date. (Incorporated by reference to the Company’s Post-Effective Amendment No. 2 to Registration Statement on Form S-3, filed on July 15, 2020, File No. 333-226944.)

3.2	Articles Supplementary to the Declaration of Trust of the Company, dated June 10, 2020. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 10, 2020.)

3.3	Third Amended and Restated Bylaws of the Company, adopted effective June 14, 2024. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 17, 2024.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.)

4.2
Indenture, dated as of February 3, 2016, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association). (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 4, 2016.)

4.3
Second Supplemental Indenture, dated as of February 3, 2016, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 5.25% Senior Notes due 2026, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 4, 2016.)

4.4
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

4.6
Fifth Supplemental Indenture, dated as of February 2, 2018, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 4.375% Senior Notes due 2030, including form thereof. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.)

4.7
Seventh Supplemental Indenture, dated as of September 18, 2019, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 4.750% Senior Notes due 2026, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 18, 2019.)

4.8
Eighth Supplemental Indenture, dated as of September 18, 2019, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 4.950% Senior Notes due 2029, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 18, 2019.)

4.9
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

4.10
Supplemental Indenture, dated as of January 29, 2021, among the Company, SVC Gatehall Drive TRS LLC and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 5.50% Senior Notes due 2027. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.)

4.11
Supplemental Indenture, dated as of July 8, 2021, among the Company, SVCN 1 LLC, SVCN 4 LLC and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 5.50% Senior Notes due 2027. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.)

Exhibit Number	Description
4.12
Supplemental Indenture, dated as of October 28, 2021, among the Company, SVC Minneapolis TRS LLC and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 5.50% Senior Notes due 2027. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.)

4.13
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

4.14
Supplemental Indenture, dated as of April 4, 2024, among the Company, SVC Higgins Road TRS LLC, SVC Mannheim Road TRS LLC, and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 5.50% Senior Notes due 2027. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.)

4.15
Eleventh Supplemental Indenture, dated as of June 3, 2024, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank Trust Company, National Association, relating to the Company’s 8.375% Senior Guaranteed Unsecured Notes due 2029, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 3, 2024.)

4.16
Twelfth Supplemental Indenture, dated as of June 3, 2024, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank Trust Company, National Association, relating to the Company’s 8.875% Senior Guaranteed Unsecured Notes due 2032, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 3, 2024.)

4.17
Indenture, dated as of November 16, 2023, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank Trust Company, National Association, relating to the Company’s 8.625% Senior Secured Notes due 2031, including form thereof. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.)

4.18
Supplemental Indenture, dated as of April 4, 2024, among the Company, SVC Higgins Road TRS LLC, SVC Mannheim Road TRS LLC, and U.S. Bank Trust Company, National Association, relating to the Company’s 8.625% Senior Notes due 2031. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.)

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

10.2
Representative Form of Amended and Restated Management Agreement among Sonesta International Hotels Corporation, Cambridge TRS, Inc., HPT CY TRS, Inc., HPT TRS IHG-2, Inc. and HRP TRS MRP, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 10, 2022.) (Schedules thereto filed herewith.) (Schedule of applicable agreements incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.)

22.1	List of Subsidiary Guarantors. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)

Exhibit Number	Description
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVICE PROPERTIES TRUST

By:	/s/ Todd W. Hargreaves
Todd W. Hargreaves
President and Chief Investment Officer
Dated: August 6, 2024

By:	/s/ Brian E. Donley
Brian E. Donley
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: August 6, 2024