Form 10-Q
period 2024-09-30
Service Properties Trust
filed 2024-11-06
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of November 4, 2024: 166,648,452.

SERVICE PROPERTIES TRUST
FORM 10-Q
September 30, 2024

References in this Quarterly Report on Form 10-Q to the Company, SVC, we, us or our include Service Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

Part I. Financial Information
Item 1. Financial Statements
SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Real estate properties:
Land	$1,931,353	$1,972,145
Buildings, improvements and equipment	7,644,949	7,814,192
Total real estate properties, gross	9,576,302	9,786,337
Accumulated depreciation	(3,191,704)	(3,181,797)
Total real estate properties, net	6,384,598	6,604,540
Acquired real estate leases and other intangibles, net	113,292	130,622
Assets held for sale	87,111	10,500
Cash and cash equivalents	48,588	180,119
Restricted cash	14,258	17,711
Equity method investment	110,783	113,304
Due from related persons	20,139	6,376
Other assets, net	308,023	292,944
Total assets	$7,086,792	$7,356,116

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$—	$—
Senior secured notes, net	971,066	968,017
Senior unsecured notes, net	4,017,135	3,993,327
Mortgage notes payable, net	566,046	558,876
Accounts payable and other liabilities	585,143	587,005
Due to related persons	18,383	22,758
Total liabilities	6,157,773	6,129,983

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 166,648,452 and 165,769,595 shares issued and outstanding, respectively	1,666	1,658
Additional paid in capital	4,559,791	4,557,473
Cumulative other comprehensive income	1,496	2,318
Cumulative net income	2,271,366	2,470,500
Cumulative common distributions	(5,905,300)	(5,805,816)
Total shareholders’ equity	929,019	1,226,133
Total liabilities and shareholders’ equity	$7,086,792	$7,356,116
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Hotel operating revenues	$390,935	$395,526	$1,139,657	$1,134,649
Rental income	100,236	101,299	300,712	295,164
Total revenues	491,171	496,825	1,440,369	1,429,813

Expenses:
Hotel operating expenses	328,535	317,752	961,868	926,418
Net lease operating expenses	4,791	4,802	14,472	13,079
Depreciation and amortization	89,005	94,498	277,786	289,108
General and administrative	10,472	10,849	31,659	34,180
Transaction related costs	—	115	—	1,933
Loss on asset impairment, net	13,692	512	51,030	9,517
Total expenses	446,495	428,528	1,336,815	1,274,235

Gain on sale of real estate, net	4,105	123	1,110	41,959
Gain on equity securities, net	—	—	—	48,837
Interest income	537	5,626	3,318	11,880
Interest expense (including amortization of debt issuance costs, discounts and premiums of $8,076, $6,608, $22,768 and $18,644, respectively)	(99,126)	(82,280)	(284,390)	(246,363)
Loss on early extinguishment of debt, net	(133)	—	(16,181)	(282)
(Loss) income before income tax benefit (expense) and equity in earnings (losses) of an investee	(49,941)	(8,234)	(192,589)	11,609
Income tax benefit (expense)	77	2,242	(1,454)	775
Equity in earnings (losses) of an investee	2,963	1,864	(5,091)	(1,840)
Net (loss) income	(46,901)	(4,128)	(199,134)	10,544
Other comprehensive loss:
Equity interest in investee’s unrealized losses	(286)	(245)	(822)	(244)
Other comprehensive loss	(286)	(245)	(822)	(244)
Comprehensive (loss) income	$(47,187)	$(4,373)	$(199,956)	$10,300

Weighted average common shares outstanding (basic and diluted)	165,398	165,027	165,252	164,933

Net (loss) income per common share (basic and diluted)	$(0.28)	$(0.03)	$(1.21)	$0.06
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Net Income	Cumulative Other Comprehensive Income	Total
Balance at December 31, 2023	165,769,595	$1,658	$(5,805,816)	$4,557,473	$2,470,500	$2,318	$1,226,133
Net loss	—	—	—	—	(78,383)	—	(78,383)
Equity interest in investee’s unrealized losses	—	—	—	—	—	(344)	(344)
Common share grants	—	—	—	430	—	—	430
Common share repurchases	(1,537)	—	—	(13)	—	—	(13)
Distributions	—	—	(33,154)	—	—	—	(33,154)
Balance at March 31, 2024	165,768,058	1,658	(5,838,970)	4,557,890	2,392,117	1,974	1,114,669
Net loss	—	—	—	—	(73,850)	—	(73,850)
Equity interest in investee’s unrealized losses	—	—	—	—	—	(192)	(192)
Common share grants	146,040	1	—	1,395	—	—	1,396
Common share repurchases	(10,261)	—	—	(65)	—	—	(65)
Distributions	—	—	(33,152)	—	—	—	(33,152)
Balance at June 30, 2024	165,903,837	1,659	(5,872,122)	4,559,220	2,318,267	1,782	1,008,806
Net loss	—	—	—	—	(46,901)	—	(46,901)
Equity interest in investee’s unrealized losses	—	—	—	—	—	(286)	(286)
Common share grants	885,289	8	—	1,213	—	—	1,221
Common share repurchases	(137,674)	(1)	—	(641)	—	—	(642)
Common share forfeitures	(3,000)	—	—	(1)	—	—	(1)
Distributions	—	—	(33,178)	—	—	—	(33,178)
Balance at September 30, 2024	166,648,452	$1,666	$(5,905,300)	$4,559,791	$2,271,366	$1,496	$929,019
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Net Income	Cumulative Other Comprehensive Income	Total
Balance at December 31, 2022	165,452,566	$1,655	$(5,673,386)	$4,554,861	$2,503,279	$2,383	$1,388,792
Net income	—	—	—	—	25,950	—	25,950
Equity interest in investee’s unrealized losses	—	—	—	—	—	(214)	(214)
Common share grants	—	—	—	514	—	—	514
Common share repurchases	(4,971)	—	—	(46)	—	—	(46)
Common share forfeitures	(1,600)	—	—	(1)	—	—	(1)
Distributions	—	—	(33,090)	—	—	—	(33,090)
Balance at March 31, 2023	165,445,995	1,655	(5,706,476)	4,555,328	2,529,229	2,169	1,381,905
Net loss	—	—	—	—	(11,278)	—	(11,278)
Equity interest in investee’s unrealized gains	—	—	—	—	—	215	215
Common share grants	56,000	—	—	1,474	—	—	1,474
Common share repurchases	(16,761)	—	—	(150)	—	—	(150)
Common share forfeitures	(1,400)	—	—	(2)	—	—	(2)
Distributions	—	—	(33,089)	—	—	—	(33,089)
Balance at June 30, 2023	165,483,834	1,655	(5,739,565)	4,556,650	2,517,951	2,384	1,339,075
Net loss	—	—	—	—	(4,128)	—	(4,128)
Equity interest in investee’s unrealized losses	—	—	—	—	—	(245)	(245)
Common share grants	382,000	4	—	999	—	—	1,003
Common share repurchases	(76,194)	(1)	—	(600)	—	—	(601)
Common share forfeitures	(17,600)	—	—	(58)	—	—	(58)
Distributions	—	—	(33,096)	—	—	—	(33,096)
Balance at September 30, 2023	165,772,040	$1,658	$(5,772,661)	$4,556,991	$2,513,823	$2,139	$1,301,950
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(199,134)	$10,544
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	277,786	289,108
Net amortization of debt issuance costs, discounts and premiums as interest	22,768	18,644
Straight line rental income	(14,576)	(6,867)
Loss on early extinguishment of debt, net	16,181	282
Loss on asset impairment, net	51,030	9,517
Gains on equity securities, net	—	(48,837)
Equity in losses of an investee	5,091	1,840
Gain on sale of real estate, net	(1,110)	(41,959)
Other non-cash income, net	(1,035)	(897)
Changes in assets and liabilities:
Due from related persons	(13,763)	(873)
Other assets	(140)	11,743
Accounts payable and other liabilities	9,496	163,155
Due to related persons	(3,551)	(3,442)
Net cash provided by operating activities	149,043	401,958
Cash flows from investing activities:
Acquisition of real estate properties	—	(165,843)
Proceeds from sale of TravelCenters of America Inc. common shares	—	101,892
Proceeds from sale of tradenames and trademarks	—	89,400
Real estate improvements	(224,383)	(118,785)
Hotel managers’ purchases with restricted cash	(4,609)	(3,943)
Net proceeds from sale of real estate	52,263	148,245
Investment in Sonesta	(3,392)	—
Net cash (used in) provided by investing activities	(180,121)	50,966
Cash flows from financing activities:
Proceeds from mortgage notes payable, net of discounts	—	576,946
Repayment of mortgage notes payable	(1,468)	(1,142)
Proceeds from senior unsecured notes, net of discounts	1,165,007	—
Repayment of senior unsecured notes	(1,162,653)	(500,000)
Payment of debt issuance costs	(4,588)	(38,548)
Repurchase of common shares	(720)	(797)
Distributions to common shareholders	(99,484)	(99,275)
Net cash used in financing activities	(103,906)	(62,816)
(Decrease) increase in cash and cash equivalents and restricted cash	(134,984)	390,108
Cash and cash equivalents and restricted cash at beginning of period	197,830	45,420
Cash and cash equivalents and restricted cash at end of period	$62,846	$435,528
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:
Cash and cash equivalents	$48,588	$418,162
Restricted cash(1)	14,258	17,366
Total cash and cash equivalents and restricted cash	$62,846	$435,528
(1) Restricted cash consists of amounts escrowed pursuant to the terms of our hotel management agreements to fund capital improvements at our hotels and amounts escrowed as required by certain of our debt agreements.

Supplemental cash flow information:
Cash paid for interest	$230,027	$243,204
Cash paid for income taxes	$3,219	$1,463
Non-cash investing activities:
Real estate improvements accrued, not paid	$35,915	$25,555
Non-cash financing activities:
Extinguishment of senior unsecured notes	$(2,569)	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(unaudited)

Note 1. Organization and Basis of Presentation
Service Properties Trust, or we, us or our, is a real estate investment trust, or REIT, organized on February 7, 1995 under the laws of the State of Maryland, which invests in hotels and service-focused retail net lease properties. At September 30, 2024, we owned, directly and through our subsidiaries, 214 hotels and 745 service-focused retail net lease properties.
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
We have determined that each of our wholly owned taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification™, or ASC. We have concluded that we must consolidate each of our wholly owned TRSs because we are the entity with the power to direct the activities that most significantly impact such VIEs’ performance and we have the obligation to absorb losses or the right to receive benefits from each VIE that could be significant to the VIE and are, therefore, the primary beneficiary of each VIE. The assets of our TRSs were $156,875 and $142,789 as of September 30, 2024 and December 31, 2023, respectively, and consist primarily of our TRSs’ investment in Sonesta International Hotels Corporation’s, or, collectively with its parent and subsidiaries, Sonesta’s, common stock and amounts due from and working capital advances to certain of our hotel managers. The liabilities of our TRSs were $95,849 and $81,262 as of September 30, 2024 and December 31, 2023, respectively, and consist primarily of amounts payable to certain of our hotel managers. The assets of our TRSs are available to satisfy our TRSs’ obligations and we have guaranteed certain obligations of our TRSs.
Note 2. Recent Accounting Pronouncements
On November 27, 2023, the FASB issued Accounting Standards Update, or ASU, No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, or ASU No. 2023-07, which requires public entities to: (i) provide disclosures of significant segment expenses and other segment items if they are regularly provided to the Chief Operating Decision Maker, or the CODM, and included in each reported measure of segment profit or loss; (ii) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by ASC 280, Segment Reporting, or ASC 280, in interim periods; and (iii) disclose the CODM’s title and position, as well as an explanation of how the CODM uses the reported measures and other disclosures. The amendments in ASU No. 2023-07 are incremental to the requirements in ASC 280 and do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. ASU No. 2023-07 should be applied retrospectively to all prior periods presented in the financial statements and is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We expect to include additional disclosures in the notes to our condensed consolidated financial statements as a result of the implementation of ASU No. 2023-07; however, these changes are not expected to have a material effect on our condensed consolidated financial statements.

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
We report rental income for leased properties in our condensed consolidated statements of comprehensive income (loss). We recognize rental income from operating leases on a straight line basis over the terms of the lease agreements. We increased rental income by $4,030 and $6,548 for the three months ended September 30, 2024 and 2023, respectively, and increased rental income by $14,576 and $6,867 for the nine months ended September 30, 2024 and 2023, respectively, to record scheduled rent changes under certain of our leases on a straight line basis. Other assets, net, includes $76,059 and $56,833 of straight line rent receivables at September 30, 2024 and December 31, 2023, respectively.
Certain of our lease agreements require additional percentage rent if gross revenues of our properties exceed certain thresholds defined in our lease agreements. We determine percentage rent due to us under our leases monthly, quarterly or annually, as applicable, depending on the specific lease terms, and recognize it when all contingencies are met and the rent is earned. We recorded percentage rent of $1,055 and $591 for the three months ended September 30, 2024 and 2023, respectively, and $2,070 and $5,383 for the nine months ended September 30, 2024 and 2023, respectively.
We own all the escrowed reserves established for the regular refurbishment of our hotels, or FF&E reserves. We do not report the FF&E reserves for our managed hotels as FF&E reserve income.
Note 4. Per Common Share Amounts
We calculate basic earnings per common share using the two class method. We calculate diluted earnings per common share using the more dilutive of the two class method or the treasury stock method. Unvested common share awards and other potentially dilutive common shares, together with the related impact on earnings, are considered when calculating diluted earnings per share. For the three and nine months ended September 30, 2024 and 2023, there were no dilutive common shares and certain unvested common shares were not included in the calculation of diluted earnings per share because to do so would have been antidilutive.
Note 5. Real Estate Properties
As of September 30, 2024, we owned 214 hotels with an aggregate of 36,875 rooms or suites and 745 service-focused retail net lease properties with an aggregate of 13,332,131 square feet that are primarily subject to “triple net” leases, or net leases where the tenant is generally responsible for payment of operating expenses and capital expenditures of the property during the lease term. Our properties had an aggregate undepreciated carrying value of $9,757,372, including $181,070 related to properties classified as held for sale as of September 30, 2024.
We funded capital improvements to certain of our properties of $217,108 during the nine months ended September 30, 2024.
Dispositions
During the nine months ended September 30, 2024, we sold 14 properties for an aggregate sales price of $54,747, excluding closing costs. The sales of these properties as presented in the table below do not represent significant dispositions, individually or in the aggregate, nor do they represent a strategic shift in our business. As a result, the results of the operations of these properties are included in continuing operations through the date of sale in our condensed consolidated statements of comprehensive income (loss).

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)

Quarter Sold	Property Type	Number of Properties	Rooms or Suites / Square Feet	Gross Sales Price	(Loss) Gain on Sale of Real Estate
Q1 2024	Hotel	1	84	$3,315	$(863)
Q1 2024	Net Lease	3	34,849	2,932	(2,132)
Q3 2024	Hotel	6	822	44,900	5,283
Q3 2024	Net Lease	4	52,088	3,600	(1,178)
		14	906 / 86,937	$54,747	$1,110
As of September 30, 2024, we had 16 hotels with an aggregate of 2,010 keys and an aggregate carrying value of $81,935 and 10 net lease properties with an aggregate of 136,241 square feet and an aggregate carrying value of $3,148 classified as held for sale. See Note 14 for further information on these properties.
From October 1, 2024 through November 4, 2024, we sold five hotels with an aggregate of 642 keys for an aggregate sales price of $32,200, excluding closing costs.
As of November 4, 2024, we have entered into agreements to sell eight hotels with an aggregate of 985 keys for an aggregate sales price of $44,150, excluding closing costs, and one net lease property with 3,381 square feet for a sales price of $1,000, excluding closing costs. These pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales, that these sales will not be delayed or that the terms will not change. We continue to market three hotels with an aggregate of 383 keys and nine net lease properties with an aggregate of 132,860 square feet for sale. We believe it is probable that the sales of these properties will be completed within one year.
Note 6. Management Agreements and Leases
As of September 30, 2024, we owned 214 hotels included in four operating agreements and 745 service-focused retail properties net leased to 176 tenants. We do not operate any of our properties.
As of September 30, 2024, all 214 of our hotels were managed by subsidiaries of the following companies: Sonesta (189 hotels), Hyatt Hotels Corporation, or Hyatt (17 hotels), Radisson Hospitality, Inc., or Radisson (seven hotels), and InterContinental Hotels Group, plc, or IHG (one hotel). As of September 30, 2024, we owned 745 service-focused retail net lease properties with 176 tenants, including 175 travel centers leased to TravelCenters of America Inc., or TA, our largest tenant. Hereinafter, these companies are sometimes referred to as our managers and/or tenants, or collectively, operators.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
Hotel Agreements
Sonesta Agreement. As of September 30, 2024, Sonesta managed 39 of our full-service hotels, 107 of our extended stay hotels and 43 of our select service hotels pursuant to management agreements for all of the hotels, which we collectively refer to as our Sonesta agreement. As of September 30, 2024, the hotels Sonesta managed for us comprised approximately 50.1% of our total historical real estate investments.
Our Sonesta agreement, which expires on January 31, 2037 and includes two 15-year renewal options, provides that we are paid an annual owner’s priority return if gross revenues of the hotels, after payment of hotel operating expenses and management and related fees (other than Sonesta’s incentive fee, if applicable), are sufficient to do so. The Sonesta agreement further provides that we are paid an additional return equal to 80% of the operating profits, as defined therein, after paying the owner’s priority return, reimbursing owner or manager advances, funding FF&E reserves and paying Sonesta’s incentive fee, if applicable. We do not have any security deposits or guarantees for our Sonesta hotels. We realized returns under our Sonesta agreement of $54,554 and $67,868 during the three months ended September 30, 2024 and 2023, respectively, and $157,059 and $183,004 during the nine months ended September 30, 2024 and 2023, respectively.
Our Sonesta agreement requires us to fund capital expenditures made at our hotels. We incurred capital expenditures for hotels included in our Sonesta agreement in an aggregate amount of $182,493 and $97,745 during the nine months ended September 30, 2024 and 2023, respectively, which resulted in increases in our contractual annual owner’s priority returns of $10,950 and $5,864, respectively. Our annual priority return under our Sonesta agreement as of September 30, 2024 was $357,295. We owed Sonesta $12,978 and $13,300 for capital expenditures and other reimbursements at September 30, 2024 and December 31, 2023, respectively. Sonesta owed us $20,139 and $6,376 in owner’s priority returns and other amounts as of September 30, 2024 and December 31, 2023, respectively. Amounts due from Sonesta are included in due from related persons and amounts owed to Sonesta are included in due to related persons in our condensed consolidated balance sheets. Our Sonesta agreement requires that 5% of the hotel gross revenues be escrowed for future capital expenditures as FF&E reserves, subject to available cash flows after payment of the owner’s priority returns due to us. No FF&E escrow deposits were required during either of the three or nine months ended September 30, 2024 or 2023.
Pursuant to our Sonesta agreement, we incurred management, reservation and system fees and reimbursement costs for certain guest loyalty, marketing programs and third-party reservation transmission fees of $31,500 and $32,055 for the three months ended September 30, 2024 and 2023, respectively, and $91,484 and $90,312 for the nine months ended September 30, 2024 and 2023, respectively. These fees and costs are included in hotel operating expenses in our condensed consolidated statements of comprehensive income (loss). In addition, we incurred procurement and construction supervision fees payable to Sonesta of $805 and $459 for the three months ended September 30, 2024 and 2023, respectively, and $1,792 and $1,007 for the nine months ended September 30, 2024 and 2023, respectively, which amounts have been capitalized in our condensed consolidated balance sheets and are depreciated over the estimated useful lives of the related capital assets.
We are required to maintain working capital for each of our hotels managed by Sonesta and have advanced a fixed amount based on the number of rooms in each hotel to meet the cash needs for hotel operations. As of September 30, 2024 and December 31, 2023, we had advanced $47,470 and $48,490, respectively, of initial working capital to Sonesta net of any working capital returned to us on termination of the applicable management agreements in connection with hotels we have sold. These amounts are included in other assets, net in our condensed consolidated balance sheets. Any remaining working capital would be returned to us upon termination in accordance with the terms of our Sonesta agreement.
See Notes 7 and 11 for further information regarding our relationships, agreements and transactions with Sonesta.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
Hyatt Agreement. As of September 30, 2024, Hyatt managed 17 of our select service hotels pursuant to a portfolio management agreement that expires on March 31, 2031, or our Hyatt agreement, and provides that, as of September 30, 2024, we are to be paid an annual owner’s priority return of $17,062. Any returns we receive from Hyatt are currently limited to the hotels’ available cash flows, if any, after payment of operating expenses. Hyatt has provided us with a $30,000 limited guarantee for 75% of the aggregate annual owner’s priority returns due to us that will become effective upon substantial completion of planned renovations of the hotels, which we currently expect to be completed by the end of the fourth quarter of 2024. We realized returns of $2,037 and $2,974 during the three months ended September 30, 2024 and 2023, respectively, and $4,243 and $9,685 during the nine months ended September 30, 2024 and 2023, respectively, under our Hyatt agreement. In February 2024, we funded $2,300 of additional working capital to Hyatt. We may recover this amount in the future, if cash flows are sufficient to pay our owner’s priority return and other amounts in accordance with our Hyatt agreement. During the nine months ended September 30, 2024 and 2023, we incurred capital expenditures for certain hotels included in our Hyatt agreement of $25,113 and $17,652, respectively, which resulted in an aggregate increase in our contractual annual owner’s priority returns of $1,507 and $1,059, respectively.
Radisson Agreement. As of September 30, 2024, Radisson managed seven of our full-service hotels pursuant to a portfolio management agreement that expires on July 31, 2031, or our Radisson agreement, and provides that we are to be paid an annual owner’s priority return of $10,908. Radisson has provided us with a $22,000 limited guarantee for 75% of the aggregate annual owner’s priority returns due to us that became effective on January 1, 2023, subject to adjustment for planned renovations of certain hotels, which we currently expect to be completed by the end of the fourth quarter of 2024. We realized returns under our Radisson agreement of $2,160 and $2,364 during the three months ended September 30, 2024 and 2023, respectively, and $5,400 and $5,728 during the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024 and 2023, the hotels under this agreement generated cash flows that exceeded the guaranteed owner’s priority level due to us for these periods. The available balance of the guaranty was $21,350 as of September 30, 2024. During the nine months ended September 30, 2024 and 2023, we incurred capital expenditures of $714 and $6,898, respectively, for the hotels included in our Radisson agreement, which resulted in an aggregate increase in our contractual owner’s priority returns of $42 and $414, respectively.
IHG Agreement. Our management agreement with IHG for one hotel expires on January 31, 2026. We realized returns under our management agreement with IHG of $1,189 and $1,482 during the three months ended September 30, 2024 and 2023, respectively, and $4,318 and $3,762 during the nine months ended September 30, 2024 and 2023, respectively. Any returns we receive from IHG are limited to the hotel’s available cash flows, if any, after payment of operating expenses. During the nine months ended September 30, 2024 and 2023, we incurred capital expenditures of $700 and $373, respectively, for the hotel included in our IHG agreement.
Net Lease Portfolio
As of September 30, 2024, we owned 745 service-focused retail net lease properties with an aggregate of 13,332,131 square feet with leases requiring annual minimum rents of $380,034 with a weighted (by annual minimum rents) average remaining lease term of 8.3 years. Our net lease properties were 97.6% occupied and leased by 176 tenants operating under 137 brands in 21 distinct industries.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
TA Leases. As of September 30, 2024, TA is our largest tenant, representing 28.6% of our total historical real estate investments. We lease to TA a total of 175 travel centers under five master leases that expire in 2033, or our TA leases, subject to TA’s right to extend those leases, and require annual minimum rents of $259,080 as of September 30, 2024. TA receives a monthly rent credit totaling $25,000 per year over the 10-year initial term of the TA leases as a result of rent it prepaid. On February 28, 2024, TA acquired the leasehold interest of one of our travel centers from a third party landlord. The aggregate minimum rent due to us under our leases with TA for the remaining 175 travel centers was unchanged as a result of TA’s acquisition of this leasehold interest.
Our TA leases are “triple net” leases that require TA to pay all costs incurred in the operation of the leased travel centers, including personnel, utility, inventory, customer service and insurance expenses, real estate and personal property taxes, environmental related expenses, underground storage tank maintenance costs and ground lease payments at those travel centers at which we lease the property and sublease it to TA. Our TA leases generally require TA to indemnify us for certain environmental matters and for liabilities that arise during the terms of the leases from ownership or operation of the leased travel centers. Our TA leases do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components. BP Corporation North America Inc. guarantees payment under each of the TA leases, limited to an aggregate cap which was $3,037,475 as of September 30, 2024.
We recognized rental income from our TA leases of $67,834 and $67,809 for the three months ended September 30, 2024 and 2023, respectively, and $203,502 and $195,210 for the nine months ended September 30, 2024 and 2023, respectively. Rental income was increased by $3,039 and $4,309 for the three months ended September 30, 2024 and 2023, respectively, and increased by $11,233 and $3,623 for the nine months ended September 30, 2024 and 2023, respectively, to record the scheduled rent changes on a straight line basis. As of September 30, 2024 and December 31, 2023, we had receivables for current rent amounts owed to us by TA and straight line rent adjustments of $35,374 and $19,816, respectively, included in other assets, net in our condensed consolidated balance sheets.
Until May 15, 2023, our TA leases required TA to pay us percentage rent based upon increases in certain sales. We recognized percentage rent due under our TA leases as rental income when all contingencies were met. We recognized percentage rent of $3,507 during the nine months ended September 30, 2023 under our TA leases. We had no deferred percentage rent for either the three or nine months ended September 30, 2023.
For more information regarding our relationships with TA, including the TA Merger (as defined below), see Notes 7 and 11.
Our other net lease agreements generally provide for minimum rent payments and in addition may include variable payments. Rental income from operating leases, including any payments derived by index or market-based indices, is recognized on a straight line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining the lease term. We recognized rental income from our net lease properties (excluding TA) of $32,402 and $33,490 for the three months ended September 30, 2024 and 2023, respectively, which included $991 and $2,239, respectively, of adjustments to record scheduled rent changes under certain of our leases on a straight line basis, and $97,210 and $99,954 for the nine months ended September 30, 2024 and 2023, respectively, which included $3,343 and $3,244, respectively, of adjustments to record scheduled rent changes under certain of our leases on a straight line basis.
We continually review receivables related to rent, straight line rent and property operating expense reimbursements and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes an assessment of whether substantially all of the amounts due under a tenant’s lease are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as cash is received. We recognize all changes in the collectability assessment for an operating lease as an adjustment to rental income. We recorded reserves for uncollectable amounts and reduced rental income by $515 and $1,557 for the three and nine months ended September 30, 2024, respectively, based on our assessment of the collectability of rents. We reduced reserves for uncollectable amounts and increased rental income by $1,041 for the three months ended September 30, 2023 and recorded reserves for uncollectible amounts and reduced rental income by $4,312 for the nine months ended September 30, 2023 based on our assessment of the collectability of rents. We had reserves for uncollectable rents of $4,872 and $3,436 as of September 30, 2024 and December 31, 2023, respectively, included in other assets, net in our condensed consolidated balance sheets.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
Note 7. Other Investments
Equity Method Investment
As of both September 30, 2024 and December 31, 2023, we owned 34% of Sonesta’s outstanding common stock. We account for our 34% non-controlling interest in Sonesta under the equity method of accounting.
As of September 30, 2024 and December 31, 2023, our investment in Sonesta had a carrying value of $110,783 and $113,304, respectively. On the date of acquisition of our initial equity interest in Sonesta (February 27, 2020), the cost basis of our investment in Sonesta exceeded our proportionate share of Sonesta’s total stockholders’ equity book value by an aggregate of $8,000. As required under GAAP, we are amortizing this difference to equity in earnings of an investee over 31 years, the weighted average remaining useful life of the real estate assets and intangible assets and liabilities owned by Sonesta as of the date of our acquisition. We recorded amortization of the basis difference of $65 in each of the three months ended September 30, 2024 and 2023 and $195 in each of the nine months ended September 30, 2024 and 2023. We recognized earnings related to our investment in Sonesta of $2,963 and $1,864 for the three months ended September 30, 2024 and 2023, respectively, and losses of $5,091 and $1,840 for the nine months ended September 30, 2024 and 2023, respectively. These amounts, which include amortization of the basis difference, are included in equity in earnings (losses) of an investee in our condensed consolidated statements of comprehensive income (loss).
We recorded a liability of $42,000 for the fair value of our initial investment in Sonesta, as no cash consideration was exchanged related to the modification of our management agreement with, and investment in, Sonesta. This liability for our investment in Sonesta is included in accounts payable and other liabilities in our condensed consolidated balance sheets and is being amortized on a straight line basis through the initial term of the Sonesta agreement, January 31, 2037, as a reduction to hotel operating expenses in our condensed consolidated statements of comprehensive income (loss). We reduced hotel operating expenses by $621 for each of the three months ended September 30, 2024 and 2023 and $1,863 for each of the nine months ended September 30, 2024 and 2023 for amortization of this liability. As of September 30, 2024 and December 31, 2023, the unamortized balance of this liability was $30,616 and $32,479, respectively.
In March 2024, we made a $3,392 pro rata capital contribution to Sonesta to support its growth initiatives, including its franchising efforts. We continue to maintain our 34% ownership in Sonesta after giving effect to this contribution.
See Notes 6 and 11 for further information regarding our relationships, agreements and transactions with Sonesta.
Investment in Equity Securities
Until May 15, 2023, we owned 1,184,797 shares, or approximately 7.8%, of TA common stock, which were reported at fair value based on quoted market prices (Level 1 inputs as defined in the fair value hierarchy under GAAP) as of the end of the period, with changes in fair value recorded in earnings in our condensed consolidated statements of comprehensive income (loss). As of May 15, 2023, our historical cost basis for these shares was $24,418 and our carrying value for these shares was $101,893. On May 15, 2023, BP Products North America Inc. acquired TA pursuant to a merger, or the TA Merger, for $86.00 per share of TA common stock in cash. We recorded a gain of $48,837 during the nine months ended September 30, 2023 to adjust the carrying value of our former investment in shares of TA common stock to its fair value.
Note 8. Indebtedness
Our principal debt obligations at September 30, 2024 were: (1) $4,075,000 aggregate outstanding principal amount of senior unsecured notes; (2) $1,000,000 aggregate outstanding principal amount of senior secured notes; and (3) $607,101 aggregate outstanding principal amount of net lease mortgage notes. We had no amounts outstanding under our revolving credit facility as of September 30, 2024.
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

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
Interest payable on drawings under our revolving credit facility is based on the secured overnight financing rate, or SOFR, plus a margin ranging from 1.50% to 3.00% based on our leverage ratio, as defined in our credit agreement, which was 2.50% as of September 30, 2024. As collateral for all loans and other obligations under the credit facility, certain of our subsidiaries pledged all of their respective equity interests in certain of our direct and indirect property owning subsidiaries, and our pledged subsidiaries provided first mortgage liens on 70 properties, including 67 hotels and three net lease properties, with an aggregate undepreciated carrying value of $1,720,032 as of September 30, 2024. During the three months ended September 30, 2024, we sold two hotels that served as collateral under our revolving credit facility. In connection with the sales of these hotels, the hotels were released from the collateral pool in accordance with the terms of our revolving credit facility. We also pay unused commitment fees of 20 to 30 basis points per annum on the total amount of lending commitments under our revolving credit facility based on amounts outstanding. As of September 30, 2024 and 2023, the annual interest rate payable on borrowings under our revolving credit facility was 7.46% and 7.93%, respectively. We had no borrowings outstanding under our revolving credit facility for either the three or nine months ended September 30, 2024 or 2023.
Availability under our revolving credit facility is partially based on the performance of the properties serving as collateral under the facility. Based on recent and near term expectations of performance of certain of the collateral properties, we and our lenders amended the credit facility in October 2024 to temporarily reduce the required collateral property debt yield from 12% to 8.5% from September 30, 2024 through December 31, 2024, and increase the required collateral property debt yield to 9.5% for the quarter ending March 31, 2025; 10% for the quarter ending June 30, 2025; 11% for the quarter ending September 30, 2025; and 12% for the quarter ending December 31, 2025 and thereafter. Subject to meeting these revised collateral property debt yield levels and meeting other conditions, we currently have full access to undrawn amounts under our revolving credit facility.
Our debt agreements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR, ceasing to act as our business manager. Our debt agreements also contain covenants, including those that restrict our ability to incur debts or to make distributions under certain circumstances and generally require us to maintain certain financial ratios. Borrowings under our revolving credit facility are subject to meeting ongoing minimum performance and market values of the collateral properties, satisfying certain financial covenants and other credit facility conditions. We believe we were in compliance with the terms and conditions of our debt agreements as of September 30, 2024.
Senior Guaranteed Unsecured Notes Issuance
In June 2024, we issued $700,000 aggregate principal amount of 8.375% senior guaranteed unsecured notes due 2029, or the 2029 Notes, and $500,000 aggregate principal amount of 8.875% senior guaranteed unsecured notes due 2032, or the 2032 Notes, in underwritten public offerings. The aggregate net proceeds from these notes were $1,162,077, after underwriting discounts and other offering expenses. These notes are fully and unconditionally guaranteed, on a joint and several basis and on a senior unsecured basis, by all of our subsidiaries, except for our foreign subsidiaries and certain other excluded subsidiaries. Such other excluded subsidiaries include, but are not limited to, subsidiaries whose equity has been pledged to secure borrowings under our credit agreement and our 8.625% senior secured notes due 2031, and subsidiaries whose assets secure our net lease mortgage notes.
Repayment of 2025 Maturities
In June 2024, we redeemed all of our outstanding 7.50% senior unsecured notes due 2025 for a redemption price equal to the principal amount of $800,000, plus accrued and unpaid interest and a premium equal to a make whole amount. As a result of the redemption, we recorded a loss on early extinguishment of debt of $17,681 during the nine months ended September 30, 2024, which represented the make whole premium and the write-off of unamortized discounts and issuance costs related to these notes.
In June 2024, we repurchased $272,803 principal amount of our $350,000 4.50% senior unsecured notes due 2025 at a total cost of $270,396, excluding accrued interest, pursuant to a cash tender offer. Also in June 2024, we effected the satisfaction and discharge of the remaining $77,197 principal amount of our $350,000 4.50% senior unsecured notes due 2025 that were not purchased as part of the tender offer in accordance with its terms. As a result of these transactions, we recorded a gain on early extinguishment of debt of $1,500 during the nine months ended September 30, 2024, which represented the discount to par paid to repurchase the notes, net of the write-off of unamortized discounts and issuance costs related to these notes.

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
Our net lease mortgage notes are summarized below:

Note Class	Principal Outstanding as of September 30, 2024	Coupon Rate	Initial Term (in years)	Maturity
Class A	$302,586	5.15%	5	February 2028
Class B	172,315	5.55%	5	February 2028
Class C	132,200	6.70%	5	February 2028
Total / weighted average	$607,101	5.60%
The Class A notes and the Class B notes require monthly principal repayments at an annualized rate of 0.50% and 0.25% of the balance outstanding, respectively, and the Class C notes require interest payments only, with balloon payments due at maturity. The notes mature in February 2028 and may be redeemed without penalty 24 months prior to the scheduled maturity date beginning in February 2026. The notes are non-recourse and, as of September 30, 2024, were secured by 308 net lease retail properties owned by the Issuer. As of September 30, 2024, the current leases relating to those properties required annual minimum rents of $64,822 and had an aggregate undepreciated carrying value of $754,290.
In October 2024, the Issuer substituted six net lease retail properties with an aggregate undepreciated carrying value of $13,645 as of September 30, 2024 for 13 unencumbered net lease retail properties with an aggregate undepreciated carrying value of $19,232 as of September 30, 2024. Following the substitution, the net lease mortgage notes are secured by 315 net lease retail properties owned by the Issuer and require annual minimum rents of $66,173 and had an aggregate undepreciated carrying value of $759,877 as of September 30, 2024.
Note 9. Shareholders’ Equity
Share Awards
On June 14, 2024, in accordance with our Trustee compensation arrangements, we awarded 18,255 of our common shares, valued at $4.93 per share, the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on that day to each of our eight Trustees as part of their annual compensation.
On September 11, 2024, we awarded under our equity compensation plan an aggregate of 885,289 of our common shares, valued at $4.43 per share, the closing price of our common shares on Nasdaq on that day, to our officers and certain other employees of RMR and certain employees of Sonesta.
Share Purchases
During the nine months ended September 30, 2024, we purchased an aggregate of 149,472 of our common shares, valued at a weighted average share price of $4.82 per common share, from our officers and certain other current and former officers and employees of RMR and certain employees of Sonesta in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. We withheld and purchased these common shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the applicable purchase dates.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
Distributions
During the nine months ended September 30, 2024, we declared and paid regular quarterly distributions to common shareholders as follows:

Declaration Date	Record Date	Paid Date	Dividend Per Common Share	Total Distributions
January 11, 2024	January 22, 2024	February 15, 2024	$0.20	$33,154
April 11, 2024	April 22, 2024	May 16, 2024	0.20	33,152
July 11, 2024	July 22, 2024	August 15, 2024	0.20	33,178
			$0.60	$99,484
On October 16, 2024, we declared a regular quarterly distribution to common shareholders of record as of October 28, 2024 of $0.01 per common share, or approximately $1,666. We expect to pay this distribution on or about November 14, 2024.
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
Pursuant to our business management agreement with RMR, we recognized net business management fees of $7,411 and $8,287 for the three months ended September 30, 2024 and 2023, respectively, and $22,608 and $24,959 for the nine months ended September 30, 2024 and 2023, respectively. Based on our common share total return, as defined in our business management agreement, as of each of September 30, 2024 and 2023, no incentive fees are included in the net business management fees we recognized for the three and nine months ended September 30, 2024 or 2023. The actual amount of annual incentive fees for 2024, if any, will be based on our common share total return, as defined in our business management agreement, for the three-year period ending December 31, 2024, and will be payable in January 2025. We did not incur an incentive fee payable to RMR for the year ended December 31, 2023. We include business management fee amounts in general and administrative expenses in our condensed consolidated statements of comprehensive income (loss).
Pursuant to our property management agreement with RMR, we recognized aggregate property management and construction supervision fees of $3,054 and $2,031 for the three months ended September 30, 2024 and 2023, respectively, and $9,073 and $5,289 for the nine months ended September 30, 2024 and 2023, respectively. Of those amounts, for the three months ended September 30, 2024 and 2023, $1,514 and $923, respectively, were expensed to net lease operating expenses in our condensed consolidated statements of comprehensive income (loss) and $1,540 and $1,108, respectively, were capitalized as building improvements in our condensed consolidated balance sheets. Of the amounts for the nine months ended September 30, 2024 and 2023, $4,503 and $2,805, respectively, were expensed to net lease operating expenses in our condensed consolidated statements of comprehensive income (loss) and $4,570 and $2,484, respectively, were capitalized as building improvements in our condensed consolidated balance sheets. The amounts capitalized are being depreciated over the estimated useful lives of the related capital assets.
We are generally responsible for all of our operating expenses, including certain expenses incurred or arranged by RMR on our behalf. We are generally not responsible for payment of RMR’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR employees assigned to work exclusively or partly at our net lease properties and the office building component of one of our hotels, our share of the wages, benefits and other related costs of RMR’s centralized accounting personnel, our share of RMR’s costs for providing our internal audit function, and as otherwise agreed. Our property level operating expenses are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR. We reimbursed RMR $1,080 and $1,182 for these expenses and costs for the three months ended September 30, 2024 and 2023, respectively, and $3,206 and $3,301 for these expenses and costs for the nine months ended September 30, 2024 and 2023, respectively. We included these amounts in net lease operating expenses and general and administrative expenses, as applicable, in our condensed consolidated statements of comprehensive income (loss).

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
Sonesta. Sonesta is a private company. Mr. Portnoy is the largest owner and controlling shareholder and a director of Sonesta. Mr. Murray is a director of Sonesta and is its president and chief executive officer, and he is an officer and employee of RMR. Sonesta’s other director serves as RMR’s and RMR Inc.’s executive vice president, general counsel and secretary, as a managing director of RMR Inc. and as our Secretary. RMR also provides certain services to Sonesta. As of September 30, 2024, we owned 34% of Sonesta’s outstanding shares of common stock and Sonesta managed 189 of our hotels. See Notes 6 and 7 for further information regarding our relationships, agreements and transactions with Sonesta.
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
During the three months ended September 30, 2024, we recognized income tax benefit of $77, which includes $50 of state tax benefit and $27 of foreign tax benefit. During the three months ended September 30, 2023, we recognized income tax benefit of $2,242, which includes $1,773 of state tax benefit and $469 of foreign tax benefit.
During the nine months ended September 30, 2024, we recognized income tax expense of $1,454, which includes $659 of state tax expense and $795 of foreign tax expense. During the nine months ended September 30, 2023, we recognized income tax benefit of $775, which includes $1,186 of state tax benefit and $411 of foreign tax expense.
Note 13. Segment Information

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
We aggregate our hotels and net lease portfolio into two reportable segments, hotel investments and net lease investments, based on their similar operating and economic characteristics.

	Three Months Ended September 30, 2024
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$390,935	$—	$—	$390,935
Rental income	—	100,236	—	100,236
Total revenues	390,935	100,236	—	491,171

Expenses:
Hotel operating expenses	328,535	—	—	328,535
Net lease operating expenses	—	4,791	—	4,791
Depreciation and amortization	52,762	36,243	—	89,005
General and administrative	—	—	10,472	10,472
Loss on asset impairment, net	6,043	7,649	—	13,692
Total expenses	387,340	48,683	10,472	446,495

Gain (loss) on sale of real estate, net	5,283	(1,178)	—	4,105
Interest income	63	—	474	537
Interest expense	—	(11,583)	(87,543)	(99,126)
Loss on early extinguishment of debt, net	—	—	(133)	(133)
Income (loss) before income tax benefit and equity in earnings of an investee	8,941	38,792	(97,674)	(49,941)
Income tax benefit	—	—	77	77
Equity in earnings of an investee	—	—	2,963	2,963
Net income (loss)	$8,941	$38,792	$(94,634)	$(46,901)

	Nine Months Ended September 30, 2024
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$1,139,657	$—	$—	$1,139,657
Rental income	—	300,712	—	300,712
Total revenues	1,139,657	300,712	—	1,440,369

Expenses:
Hotel operating expenses	961,868	—	—	961,868
Net lease operating expenses	—	14,472	—	14,472
Depreciation and amortization	163,237	114,549	—	277,786
General and administrative	—	—	31,659	31,659
Loss on asset impairment, net	39,150	11,880	—	51,030
Total expenses	1,164,255	140,901	31,659	1,336,815

Gain (loss) on sale of real estate, net	4,420	(3,310)	—	1,110
Interest income	190	138	2,990	3,318
Interest expense	—	(34,540)	(249,850)	(284,390)
Loss on early extinguishment of debt, net	—	—	(16,181)	(16,181)
(Loss) income before income tax expense and equity in losses of an investee	(19,988)	122,099	(294,700)	(192,589)
Income tax expense	—	—	(1,454)	(1,454)
Equity in losses of an investee	—	—	(5,091)	(5,091)
Net (loss) income	$(19,988)	$122,099	$(301,245)	$(199,134)

	As of September 30, 2024
	Hotels	Net Lease	Corporate	Consolidated
Total assets	$3,923,732	$2,968,845	$194,215	$7,086,792

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30, 2023
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$395,526	$—	$—	$395,526
Rental income	—	101,299	—	101,299
Total revenues	395,526	101,299	—	496,825

Expenses:
Hotel operating expenses	317,752	—	—	317,752
Net lease operating expenses	—	4,802	—	4,802
Depreciation and amortization	54,402	40,096	—	94,498
General and administrative	—	—	10,849	10,849
Transaction related costs	115	—	—	115
Loss on asset impairment, net	—	512	—	512
Total expenses	372,269	45,410	10,849	428,528

Gain on sale of real estate, net	—	123	—	123
Interest income	54	55	5,517	5,626
Interest expense	—	(11,526)	(70,754)	(82,280)
Income (loss) before income tax benefit and equity in earnings of an investee	23,311	44,541	(76,086)	(8,234)
Income tax benefit	—	—	2,242	2,242
Equity in earnings of an investee	—	—	1,864	1,864
Net income (loss)	$23,311	$44,541	$(71,980)	$(4,128)

	Nine Months Ended September 30, 2023
	Hotels	Net Lease	Corporate	Consolidated
Revenues:
Hotel operating revenues	$1,134,649	$—	$—	$1,134,649
Rental income	—	295,164	—	295,164
Total revenues	1,134,649	295,164	—	1,429,813

Expenses:
Hotel operating expenses	926,418	—	—	926,418
Net lease operating expenses	—	13,079	—	13,079
Depreciation and amortization	161,236	127,872	—	289,108
General and administrative	—	—	34,180	34,180
Transaction related costs	588	415	930	1,933
Loss on asset impairment, net	—	9,517	—	9,517
Total expenses	1,088,242	150,883	35,110	1,274,235

Gain on sale of real estate, net	41,918	41	—	41,959
Gain on equity securities, net	—	—	48,837	48,837
Interest income	105	80	11,695	11,880
Interest expense	—	(29,283)	(217,080)	(246,363)
Loss on early extinguishment of debt	—	—	(282)	(282)
Income (loss) before income tax benefit and equity in losses of an investee	88,430	115,119	(191,940)	11,609
Income tax benefit	—	—	775	775
Equity in losses of an investee	—	—	(1,840)	(1,840)
Net income (loss)	$88,430	$115,119	$(193,005)	$10,544

	As of December 31, 2023
	Hotels	Net Lease	Corporate	Consolidated
Total assets	$3,943,213	$3,084,686	$328,217	$7,356,116

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
Note 14. Fair Value of Assets and Liabilities
The table below presents certain of our assets carried at fair value at September 30, 2024, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

		Fair Value at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-recurring Fair Value Measurement Assets:
Assets of properties held for sale (1)(2)	$35,394	$—	$33,993	$1,401
Assets of properties held and used (3)	$7,500	$—	$—	$7,500
(1)We recorded impairment charges totaling $14,583 during the nine months ended September 30, 2024, to reduce the carrying value of seven hotels in our condensed consolidated balance sheet to their estimated fair value, less estimated costs to sell of $936, based on negotiated sales prices with third party buyers (Level 2 inputs as defined in the fair value hierarchy under GAAP).
(2)We recorded impairment charges totaling $5,202 during the nine months ended September 30, 2024, to reduce the carrying value of three net lease properties in our condensed consolidated balance sheet to their estimated fair value, less estimated costs to sell of $102, based on brokers’ opinion of values (Level 3 inputs as defined in the fair value hierarchy under GAAP).
(3)We recorded impairment charges totaling $4,285 during the nine months ended September 30, 2024, to reduce the carrying value of one net lease property in our condensed consolidated balance sheet to its estimated fair value. We determined the estimated fair value of this property by discounting expected future cash flows based on prevailing market rents and including an exit capitalization rate to determine the final year of cash flows. Our assessment to determine the estimated fair value of this property used significant unobservable inputs (Level 3 inputs as defined in the fair value hierarchy under GAAP) including a discount rate of 7.0% and an exit capitalization rate of 6.3%.

In addition to the assets included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, revolving credit facility, net lease mortgage notes, senior notes and security deposits. At September 30, 2024 and December 31, 2023, the fair values of these financial instruments approximated their carrying values in our condensed consolidated balance sheets due to their short-term nature or floating interest rates, except as follows:

	September 30, 2024		December 31, 2023
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Senior Unsecured Notes, due 2025 at 4.50%	$—	$—	$349,181	$341,688
Senior Unsecured Notes, due 2025 at 7.50%	—	—	796,007	808,888
Senior Unsecured Notes, due 2026 at 5.25%	348,447	343,949	347,601	339,780
Senior Unsecured Notes, due 2026 at 4.75%	448,805	432,441	448,347	419,909
Senior Unsecured Notes, due 2027 at 4.95%	398,239	378,632	397,672	362,108
Senior Guaranteed Unsecured Notes, due 2027 at 5.50%	446,476	428,427	445,631	412,002
Net Lease Mortgage Notes, due 2028 at 5.60%	566,046	599,709	558,876	585,784
Senior Unsecured Notes, due 2028 at 3.95%	396,218	345,960	395,355	327,708
Senior Guaranteed Unsecured Notes, due 2029 at 8.375%	681,979	699,216	—	—
Senior Unsecured Notes, due 2029 at 4.95%	421,071	337,569	420,477	351,726
Senior Unsecured Notes, due 2030 at 4.375%	393,906	302,776	393,056	310,524
Senior Secured Notes, due 2031 at 8.625%	971,066	1,087,460	968,017	1,047,430
Senior Guaranteed Unsecured Notes, due 2032 at 8.875%	481,994	477,610	—	—
Total financial liabilities	$5,554,247	$5,433,749	$5,520,220	$5,307,547
(1)Carrying value includes unamortized discounts, premiums and certain debt issuance costs.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
At September 30, 2024 and December 31, 2023, we estimated the fair values of our senior notes using an average of the bid and ask price of the notes (Level 2 inputs) as of the measurement dates. At September 30, 2024 and December 31, 2023, we estimated the fair value of our net lease mortgage notes using discounted cash flow analyses and current prevailing market rates as of the measurement dates (Level 3 inputs). As Level 3 inputs are unobservable, our estimated value may differ materially from the actual fair value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2023 Annual Report.
Overview (dollars in thousands, except per share amounts and per room hotel data)
We are a REIT organized under the laws of the State of Maryland. As of September 30, 2024, we owned 959 properties in 46 states, the District of Columbia, Canada and Puerto Rico.
Consumer confidence, corporate travel and lodging demand will continue to be affected by economic and market conditions, inflationary pressures, including high interest rates, unemployment levels, work from home policies, use of technologies and broader economic trends. Increased labor costs and other price inflation may continue to negatively impact our hotel operations and the operations of our tenants. An economic recession or continued or intensified disruptions in the financial markets could adversely affect our financial condition, operations at our hotels, our tenants and their ability or willingness to renew our leases or pay rent to us, may restrict our ability to obtain new or replacement financing, would likely increase our cost of capital, and may cause the values of our properties to decline. We have also been implementing a significant renovation plan that has caused disruption at certain of our hotels.
On October 16, 2024, we announced our plan to sell 114 focused service hotels managed by Sonesta with an aggregate of 14,925 keys and a net carrying value of $850,000. We expect to sell these hotels in 2025 and use the net sales proceeds from these sales to repay debt. We expect that the sales of these hotels will result in savings of approximately $725,000 in capital expenditures, which was projected to be spent over a six year period. To further improve our liquidity beginning with the fourth quarter of 2024, we reduced our regular quarterly cash distribution on our common shares from $0.20 per common share to $0.01 per common share, which we expect to result in $127,000 of annual savings.
Management Agreements and Leases. At September 30, 2024, we owned 214 hotels operated under four agreements. We leased all of these hotels to our wholly owned TRSs that are managed by hotel operating companies as of that date. At September 30, 2024, we also owned 745 service-focused retail properties leased to 176 tenants subject to “triple net” leases, where the tenants are generally responsible for the payment of operating expenses and capital expenditures. Our condensed consolidated statements of comprehensive income (loss) include hotel operating revenues and hotel operating expenses of our managed hotels and rental income and net lease operating expenses from our net lease properties.
Hotel Portfolio. As of September 30, 2024, we owned 214 hotels. During the three and nine months ended September 30, 2024, the U.S. hotel industry generally realized increases in revenue per available room, or RevPAR, and average daily rate, or ADR, compared to the same periods in 2023. Our comparable hotels produced year over year declines in RevPAR, which we believe is partially a result of disruption and displacement at certain of our hotels undergoing renovation and decreased business activity in areas where some of our hotels are located. The following table provides a summary for all of our hotels with these revenue metrics for the periods presented, which we believe are key indicators of performance at our hotels.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change		2024	2023	Change
All Hotels
No. of hotels	214	221	(7)		214	221	(7)
No. of rooms or suites	36,875	37,777	(902)		36,875	37,777	(902)
Occupancy	67.2%	67.2%	—	pts	64.1%	64.2%	(0.1)	pts
ADR	$140.66	$140.77	(0.1)%		$141.73	$142.05	(0.2)%
RevPAR	$94.58	$94.60	—%		$90.84	$91.20	(0.4)%
Comparable Hotels Data. We present RevPAR, ADR and occupancy for the periods presented on a comparable basis to facilitate comparisons between periods. We define comparable hotels as those that were owned by us and were open and operating for the entirety of the periods being compared. For each of the three months ended September 30, 2024 and 2023, our comparable results exclude one hotel that suspended operations during the periods presented. For each of the nine months ended September 30, 2024 and 2023, our comparable results exclude two hotels. One of the hotels was not owned for the entirety of the periods presented and the other suspended operations during the periods presented. The following table provides a summary of these revenue metrics for the periods presented.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Change		2024	2023	Change
Comparable Hotels
No. of hotels	213	213	—		212	212	—
No. of rooms or suites	36,777	36,777	—		36,527	36,527	—
Occupancy	67.3%	67.5%	(0.2)	pts	64.1%	64.6%	(0.5)	pts
ADR	$140.66	$141.52	(0.6)%		$140.57	$141.78	(0.9)%
RevPAR	$94.73	$95.47	(0.8)%		$90.14	$91.55	(1.5)%
Net Lease Portfolio. As of September 30, 2024, we owned 745 service-focused retail net lease properties with an aggregate of 13,332,131 square feet leased to 176 tenants subject to “triple net” leases (where the tenants are responsible for payments of operating expenses and capital expenditures) requiring annual minimum rents of $380,034. Our net lease properties were 97.6% occupied as of September 30, 2024 with a weighted (by annual minimum rent) average lease term of 8.3 years, operating under 137 brands in 21 distinct industries. TA is our largest tenant and as of September 30, 2024, leased 175 of our travel centers under five master leases that expire in 2033 and require annual minimum rents of $259,080. In addition, TA receives an annual credit of $25,000 as a result of prepaid rent. BP Corporation North America Inc. guarantees payment under the TA leases, subject to a cap.
Additional details of our hotel operating agreements and our net lease agreements are set forth in Note 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations (amounts in thousands, except per share data)
Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

	Three Months Ended September 30,
	2024	2023	Increase (Decrease)	% Increase (Decrease)
Revenues:
Hotel operating revenues	$390,935	$395,526	$(4,591)	(1.2)%
Rental income	100,236	101,299	(1,063)	(1.0)%
Total revenues	491,171	496,825	(5,654)	(1.1)%

Expenses:
Hotel operating expenses	328,535	317,752	10,783	3.4%
Net lease operating expenses	4,791	4,802	(11)	(0.2)%
Depreciation and amortization - hotels	52,762	54,402	(1,640)	(3.0)%
Depreciation and amortization - net lease properties	36,243	40,096	(3,853)	(9.6)%
Total depreciation and amortization	89,005	94,498	(5,493)	(5.8)%
General and administrative	10,472	10,849	(377)	(3.5)%
Transaction related costs	—	115	(115)	n/m
Loss on asset impairment, net	13,692	512	13,180	n/m
Total expenses	446,495	428,528	17,967	4.2%

Gain on sale of real estate, net	4,105	123	3,982	n/m
Interest income	537	5,626	(5,089)	(90.5)%
Interest expense	(99,126)	(82,280)	(16,846)	20.5%
Loss on early extinguishment of debt, net	(133)	—	(133)	n/m
Loss before income tax benefit and equity in earnings of an investee	(49,941)	(8,234)	(41,707)	n/m
Income tax benefit	77	2,242	(2,165)	(96.6)%
Equity in earnings of an investee	2,963	1,864	1,099	59.0%
Net loss	$(46,901)	$(4,128)	$(42,773)	n/m

Weighted average common shares outstanding (basic and diluted)	165,398	165,027	371	0.2%

Net loss per common share (basic and diluted)	$(0.28)	$(0.03)	$(0.25)	n/m
References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.
Hotel operating revenues. The decrease in hotel operating revenues is primarily a result of our sale of certain hotels since July 1, 2023 ($2,982) and lower RevPAR at certain hotels during the 2024 period ($1,609). Additional operating statistics of our hotels are included in the tables beginning on page 36.
Rental income. The decrease in rental income is primarily a result of lower rental income recognized at certain of our net lease properties ($737) and the sale of certain net lease properties since July 1, 2023 ($326).
Hotel operating expenses. The increase in hotel operating expenses is primarily a result of increases in wages and benefits ($8,995) and other operating expenses in the 2024 period ($5,727), partially offset by our sales of certain hotels since July 1, 2023 ($3,939).
Net lease operating expenses. The decrease in net lease operating expenses is primarily the result of our sale of certain net lease properties since July 1, 2023 ($439), partially offset by increased operating expenses at certain net lease properties in the 2024 period ($428).

Depreciation and amortization - hotels. The decrease in depreciation and amortization - hotels is primarily a result of certain of our depreciable assets becoming fully depreciated since July 1, 2023 ($2,503) and our sale of certain hotels since July 1, 2023 ($1,102), partially offset by depreciation and amortization related to capital expenditures made since July 1, 2023 ($1,965).
Depreciation and amortization - net lease properties. The decrease in depreciation and amortization - net lease properties is primarily a result of certain of our depreciable assets becoming fully depreciated since July 1, 2023 ($3,611) and our sale of certain net lease properties since July 1, 2023 ($242).
General and administrative. The decrease in general and administrative costs is primarily due to a decrease in business management fees in the 2024 period ($876), partially offset by an increase in other professional fees ($499).
Transaction related costs. Transaction related costs for the 2023 period primarily consisted of costs related to hotel rebranding activity.
Loss on asset impairment, net. We recorded a $13,692 net loss on asset impairment during the 2024 period to reduce the carrying value of four hotels and two net lease properties to their estimated fair value or estimated fair value less costs to sell. We recorded a $512 net loss on asset impairment during the 2023 period to reduce the carrying value of three net lease properties to their estimated fair value less costs to sell.
Gain on sale of real estate, net. We recorded a $4,105 net gain on sale of real estate during the 2024 period in connection with the sale of six hotels and four net lease properties. We recorded a $123 net gain on sale of real estate during the 2023 period in connection with the sale of two net lease properties.
Interest income. The decrease in interest income is due to lower average cash balances invested during the 2024 period compared to the 2023 period.
Interest expense. The increase in interest expense is primarily due to higher weighted average interest rates during the 2024 period compared to the 2023 period.
Loss on early extinguishment of debt, net. We recorded a $133 loss on early extinguishment of debt, net in the 2024 period as a result of the redemption and purchase of certain senior notes in the 2024 period.
Income tax benefit. The decrease in income tax benefit is primarily due to decreases in state tax benefit ($1,723) and foreign tax benefit ($442) during the 2024 period due to changes in our annual tax provision.
Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of the earnings of Sonesta.
Net loss. Our net loss and net loss per common share (basic and diluted) each increased in the 2024 period compared to the 2023 period primarily due to the revenue and expense changes discussed above.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

	Nine Months Ended September 30,
	2024	2023	Increase (Decrease)	% Increase (Decrease)
Revenues:
Hotel operating revenues	$1,139,657	$1,134,649	$5,008	0.4%
Rental income	300,712	295,164	5,548	1.9%
Total revenues	1,440,369	1,429,813	10,556	0.7%

Expenses:
Hotel operating expenses	961,868	926,418	35,450	3.8%
Net lease operating expenses	14,472	13,079	1,393	10.7%
Depreciation and amortization - hotels	163,237	161,236	2,001	1.2%
Depreciation and amortization - net lease properties	114,549	127,872	(13,323)	(10.4)%
Total depreciation and amortization	277,786	289,108	(11,322)	(3.9)%
General and administrative	31,659	34,180	(2,521)	(7.4)%
Transaction related costs	—	1,933	(1,933)	n/m
Loss on asset impairment, net	51,030	9,517	41,513	n/m
Total expenses	1,336,815	1,274,235	62,580	4.9%

Gain on sale of real estate, net	1,110	41,959	(40,849)	(97.4)%
Gain on equity securities, net	—	48,837	(48,837)	n/m
Interest income	3,318	11,880	(8,562)	(72.1)%
Interest expense	(284,390)	(246,363)	(38,027)	15.4%
Loss on early extinguishment of debt, net	(16,181)	(282)	(15,899)	n/m
(Loss) income before income tax (expense) benefit and equity in losses of an investee	(192,589)	11,609	(204,198)	n/m
Income tax (expense) benefit	(1,454)	775	(2,229)	n/m
Equity in losses of an investee	(5,091)	(1,840)	(3,251)	176.7%
Net (loss) income	$(199,134)	$10,544	$(209,678)	n/m

Weighted average common shares outstanding (basic and diluted)	165,252	164,933	319	0.2%

Net (loss) income per common share (basic and diluted)	$(1.21)	$0.06	$(1.27)	n/m
References to changes in the income and expense categories below relate to the comparison of consolidated results for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
Hotel operating revenues. The increase in hotel operating revenues is primarily a result of a hotel acquisition in the 2023 period ($16,531), partially offset by lower RevPAR at certain of our hotels ($8,643) and our sale of certain hotels since January 1, 2023 ($2,880). Additional operating statistics of our hotels are included in the tables beginning on page 36.
Rental income. The increase in rental income is primarily a result of the amended TA leases that were effective starting in May 2023 ($8,107), partially offset by lower rental income recognized at certain net lease properties in the 2024 period ($1,825) and the sale of certain net lease properties since January 1, 2023 ($734).
Hotel operating expenses. The increase in hotel operating expenses is primarily a result of a hotel acquisition ($11,384) in the 2023 period and increases in wages and benefits ($15,441), property insurance ($4,706) and other operating expenses in the 2024 period ($4,274), partially offset by our sale of certain hotels since January 1, 2023 ($355).
Net lease operating expenses. The increase in net lease operating expenses is primarily the result of increased property management fees in the 2024 period ($1,737), partially offset by decreases in other operating expenses at certain net lease properties ($235) and our sale of certain net lease properties since January 1, 2023 ($109).
Depreciation and amortization - hotels. The increase in depreciation and amortization - hotels is primarily a result of depreciation and amortization related to capital expenditures made since January 1, 2023 and our acquisition of a hotel in June

2023 ($10,201), partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2023 ($7,076) and the sale of certain hotels since January 1, 2023 ($1,124).
Depreciation and amortization - net lease properties. The decrease in depreciation and amortization -net lease properties is primarily a result of our sale of certain net lease properties since January 1, 2023 ($7,090) and certain of our depreciable assets becoming fully depreciated since January 1, 2023 ($6,233).
General and administrative. The decrease in general and administrative costs in the 2024 period is primarily due to decreases in business management fees ($2,351) and other professional fees ($170).
Transaction related costs. Transaction related costs for the 2023 period primarily consisted of costs related to hotel rebranding activity, the demolition of certain vacant properties and potential acquisitions.
Loss on asset impairment, net. We recorded a $51,030 net loss on asset impairment during the 2024 period to reduce the carrying value of ten hotels and eight net lease properties to their estimated fair value or estimated fair value less costs to sell. We recorded a $9,517 net loss on asset impairment during the 2023 period to reduce the carrying value of 16 net lease properties to their estimated fair value less costs to sell.
Gain on sale of real estate, net. We recorded a $1,110 net gain on sale of real estate during the 2024 period in connection with the sale of seven hotels and seven net lease properties. We recorded a $41,959 net gain on sale of real estate during the 2023 period in connection with the sale of 18 hotels and four net lease properties.
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
Loss on early extinguishment of debt, net. We recorded a $16,181 loss on early extinguishment of debt, net in the 2024 period as a result of the redemption and purchase of certain senior notes in the 2024 period. We recorded a $282 loss on early extinguishment of debt, net in connection with our redemption of certain senior unsecured notes and the write off of certain deferred financing costs relating to the amendment of our revolving credit facility in the 2023 period.
Income tax (expense) benefit. The increase in income tax expense is primarily due to increases in our state income tax expense ($1,845) and foreign sourced income tax expense ($384) during the 2024 period.
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
As of September 30, 2024, all 214 of our hotels were managed by four hotel operating companies. Our 745 service-focused retail net lease properties were leased to 176 tenants as of September 30, 2024. The costs of operating and maintaining our properties are generally paid by the hotel managers as agents for us or by our tenants for their own account. Our hotel managers and tenants derive their funding for property operating expenses and for returns and rents due to us generally from property operating revenues and, to the extent these parties themselves fund our owner’s priority returns and rents, from their separate resources. As of September 30, 2024, our hotel managers included Sonesta (189 hotels), Hyatt (17 hotels), Radisson (seven hotels) and IHG (one hotel). TA is our largest tenant (175 travel centers).
We recorded reserves for uncollectable amounts and reduced rental income by $515 and $1,557 for the three and nine months ended September 30, 2024, respectively, based on our assessment of the collectability of rents. We reduced reserves for uncollectible amounts and increased rental income by $1,041 for the three months ended September 30, 2023 and recorded reserves for uncollectable amounts and reduced rental income by $4,312 for the nine months ended September 30, 2023, based on our assessment of the collectability of rents. We had reserves for uncollectable rents of $4,872 and $3,436 as of September 30, 2024 and December 31, 2023, respectively, included in other assets, net in our condensed consolidated balance sheets.
We define net lease coverage as earnings before interest, taxes, depreciation, amortization and rent, or EBITDAR, divided by the annual minimum rent due to us weighted by the minimum rent of the property to total minimum rents of the net lease portfolio. Tenants with no minimum rent required under the lease are excluded. EBITDAR amounts used to determine rent coverage are generally for the latest twelve-month period, based on the most recent operating information, if any, furnished by our tenants. Operating statements furnished by our tenants often are unaudited and, in certain cases, may not have been prepared in accordance with GAAP and are not independently verified by us. In instances where we do not have tenant financial information, we calculate an implied coverage ratio for the period based on other tenants with available financial statements operating the same brand or within the same industry. As a result, we believe using this implied coverage metric provides a more reasonable estimated representation of recent operating results and the financial condition for those tenants. Our net lease properties generated coverage of 2.16x and 2.72x as of September 30, 2024 and 2023, respectively.
Our Operating Liquidity and Capital Resources
Our principal sources of funds to meet operating and capital expenses, debt service obligations and distributions to our shareholders are owner’s priority returns from our hotels, rents from our net lease portfolio and borrowings under our revolving credit facility. We receive owner’s priority returns and rents from our managers and tenants monthly. We may receive additional returns, percentage rents and our share of the operating profits of our managed hotels after payment of management fees and other deductions, if any, either monthly or quarterly, and these amounts are usually subject to annual reconciliations. We believe these sources of funds will be sufficient to meet our operating expenses and capital expenditures and pay debt service obligations and make distributions to our shareholders for the next twelve months and for the foreseeable future thereafter. However, as a result of economic conditions, including if the U.S. enters an economic recession, or otherwise, our managers and tenants may become unable or unwilling to pay owner’s priority returns and rents to us when due, and, as a result, our cash flows and net income would decline.
The following is a summary of our sources and uses of cash flows for the periods presented:

	Nine Months Ended September 30,
	2024	2023
Cash and cash equivalents and restricted cash at the beginning of the period	$197,830	$45,420
Net cash provided by (used in):
Operating activities	149,043	401,958
Investing activities	(180,121)	50,966
Financing activities	(103,906)	(62,816)
Cash and cash equivalents and restricted cash at the end of the period	$62,846	$435,528

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
We maintain our qualification for taxation as a REIT under the IRC by meeting certain requirements. We lease 214 hotels to our wholly owned TRSs that are managed by hotel operating companies. As a REIT, we do not expect to pay federal income taxes on the majority of our income; however, the income realized by our TRSs in excess of the rent they pay to us is subject to U.S. federal income tax at corporate income tax rates. In addition, the income we receive from our hotels in Canada and Puerto Rico is subject to taxes in those jurisdictions and we are subject to taxes in certain states where we have properties despite our qualification for taxation as a REIT.
Our Investment and Financing Liquidity and Capital Resources
Our hotel operating agreements generally provide that, if necessary, we may provide our managers with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. During the nine months ended September 30, 2024, we funded $208,820 for capital improvements in excess of FF&E reserves available to our hotels using cash on hand. We currently expect to fund $85,000 for capital improvements to certain hotels during the last three months of 2024 using cash on hand and borrowings under our revolving credit facility.
Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. We own all the FF&E escrows for our hotels. During the nine months ended September 30, 2024, certain of our hotel managers deposited $4,402 to these accounts and spent $4,609 from the FF&E reserve escrow accounts to renovate and refurbish our hotels. As of September 30, 2024, there was $5,475 on deposit in these escrow accounts, which was held directly by us and is reflected in our condensed consolidated balance sheets as restricted cash.
Our net lease portfolio leases do not require FF&E escrow deposits and tenants under these leases are generally required to maintain the leased properties, including structural and non-structural components. We may provide tenant improvement allowances to tenants in certain cases or may develop sites with the intent to lease them. During the nine months ended September 30, 2024, we funded $3,931 for capital improvements to our net lease properties. As of September 30, 2024, we had $1,889 of unspent leasing-related obligations related to certain of our net lease tenants.
During the nine months ended September 30, 2024, we sold seven hotels with an aggregate of 906 keys for an aggregate sales price of $48,215, excluding closing costs, and seven net lease properties with an aggregate of 86,937 square feet for an aggregate sales price of $6,532, excluding closing costs. From October 1, 2024 through November 4, 2024, we sold five hotels with an aggregate of 642 keys for an aggregate sales price of $32,200, excluding closing costs. As of November 4, 2024, we have entered into agreements to sell eight hotels with an aggregate of 985 keys for an aggregate sales price of $44,150, excluding closing costs, and one net lease property with 3,381 square feet for a sales price of $1,000, excluding closing costs. These pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales, that these sales will not be delayed or that the terms will not change. We continue to market three hotels with an aggregate of 383 keys and nine net lease properties with an aggregate of 132,860 square feet for sale. We believe it is probable that the sales of these properties will be completed within one year. We expect to use the net sales proceeds from these sales for general business purposes.
In October 2024, we announced our plan to sell 114 focused service hotels managed by Sonesta, with an aggregate of 14,925 keys and an aggregate net carrying value of $850,000. We expect to sell these hotels in 2025 and use the net sales proceeds from these sales to repay debt. We expect that the sales of these hotels will result in savings of approximately $725,000 in capital expenditures, which was projected to be spent over a six year period. To further improve our liquidity beginning with the fourth quarter of 2024, we reduced our regular quarterly cash distribution on our common shares from $0.20 per common share to $0.01 per common share, which we expect to result in $127,000 of annual savings.
In March 2024, we made a $3,392 pro rata capital contribution to Sonesta to support its growth initiatives, including its franchising efforts, using cash on hand. We continue to maintain our 34% ownership in Sonesta after giving effect to this contribution.
During the nine months ended September 30, 2024, we declared and paid regular quarterly distributions to our common shareholders using cash on hand as follows:

Declaration Date	Record Date	Paid Date	Dividend Per Common Share	Total Distributions
January 11, 2024	January 22, 2024	February 15, 2024	$0.20	$33,154
April 11, 2024	April 22, 2024	May 16, 2024	0.20	33,152
July 11, 2024	July 22, 2024	August 15, 2024	0.20	33,178
			$0.60	$99,484
On October 16, 2024, we declared a regular quarterly distribution to common shareholders of record as of October 28, 2024 of $0.01 per common share, or approximately $1,666. We expect to pay this distribution on or about November 14, 2024 using cash on hand.
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
Interest payable on drawings under our revolving credit facility is based on SOFR plus a margin ranging from 1.50% to 3.00% based on our leverage ratio, as defined in our credit agreement, which was 2.50% as of September 30, 2024. As collateral for all loans and other obligations under the facility, certain of our subsidiaries pledged all of their respective equity interests in certain of our direct and indirect property owning subsidiaries, and our pledged subsidiaries provided first mortgage liens on 70 properties, including 67 hotels and three net lease properties, with an aggregate undepreciated carrying value of $1,720,032 as of September 30, 2024. During the three months ended September 30, 2024, we sold two hotels that served as collateral under our revolving credit facility. In connection with the sales of these hotels, the hotels were released from the collateral pool in accordance with the terms of our revolving credit facility. We also pay unused commitment fees of 20 to 30 basis points per annum on the total amount of lending commitments under our revolving credit facility based on amounts outstanding. As of September 30, 2024 and 2023, the annual interest rate payable on borrowings under our revolving credit facility was 7.46% and 7.93%, respectively. We had no borrowings outstanding under our revolving credit facility as of September 30, 2024.
Availability under our revolving credit facility is partially based on the performance of the properties serving as collateral under the facility. Based on recent and near term expectations of performance of certain of the collateral properties, we and our lenders amended the credit facility in October 2024 to temporarily reduce the required collateral property debt yield from 12% to 8.5% from September 30, 2024 through December 31, 2024, and increase the required collateral property debt yield to 9.5% for the quarter ending March 31, 2025; 10% for the quarter ending June 30, 2025; 11% for the quarter ending September 30, 2025; and 12% for the quarter ending December 31, 2025 and thereafter. Subject to meeting these revised collateral property debt yield levels and meeting other conditions, we currently have full access to undrawn amounts under our revolving credit facility.
In June 2024, we issued $700,000 aggregate principal amount of the 2029 Notes and $500,000 aggregate principal amount of the 2032 Notes in underwritten public offerings. The aggregate net proceeds from these offerings were $1,162,077, after underwriting discounts and other offering expenses. These notes are fully and unconditionally guaranteed, on a joint and several basis and on a senior unsecured basis, by all of our subsidiaries, except for our foreign subsidiaries and certain other excluded subsidiaries. Such other excluded subsidiaries include, but are not limited to, subsidiaries whose equity has been pledged to secure borrowings under our credit agreement and our 8.625% senior secured notes due 2031 and subsidiaries whose assets secure our net lease mortgage notes. We used the net proceeds from the issuance of these notes and cash on hand to redeem all of our outstanding 7.50% senior unsecured notes due 2025 and purchase and satisfy and discharge all of our outstanding 4.50% senior unsecured notes due 2025.

Our debt maturities (other than our revolving credit facility) as of September 30, 2024 were as follows:

Year	Maturity
2024	$490
2025	1,958
2026	801,958
2027	851,958
2028	1,000,737
2029	1,125,000
2030	400,000
2031	1,000,000
2032	500,000
$5,682,101
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
Debt Covenants
Our debt obligations at September 30, 2024 consisted of $5,075,000 aggregate principal amounts of senior notes and $607,101 aggregate principal amounts of mortgage notes secured by 308 net lease retail properties. For further information regarding our indebtedness, see Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our publicly and privately issued senior notes are governed by our indentures and related supplements. These indentures and related supplements and our credit agreement contain covenants that generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, and require us to maintain various financial ratios. Our credit agreement, net lease mortgage notes, secured senior notes and unsecured senior notes, indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR ceasing to act as our business manager. As of September 30, 2024, we believe we were in compliance with all of the covenants under our indentures and their supplements, net lease mortgage notes and our credit agreement.
Senior Notes Indenture Covenants
The following table summarizes the results of the financial tests required by the indentures and related supplements for our senior secured and unsecured notes as of September 30, 2024:

	Actual Results	Covenant Requirement
Total debt / adjusted total assets	53.7%	Maximum of 60%
Secured debt / adjusted total assets	15.2%	Maximum of 40%
Consolidated income available for debt service / debt service	1.55x	Minimum of 1.50x
Total unencumbered assets / unsecured debt	173.4%	Minimum 150%
Total unencumbered assets in guarantor subsidiaries / senior guaranteed unsecured debt	4.09x	Minimum of 2.20x
As of September 30, 2024, adjusted total assets for covenant purposes as defined in our senior notes indentures were $10,584,590 and assets encumbered under our revolving credit facility, serving as collateral for our net lease mortgage notes or secured senior notes represented $3,517,899 of adjusted total assets, as defined in our senior notes indentures. Our unencumbered hotels, travel centers, other net lease properties and other corporate assets represent $4,445,611, $1,599,434, $844,808 and $176,838 of adjusted total assets, respectively.
The following table presents the calculation of adjusted total assets to total assets in accordance with GAAP:

Total assets	$7,086,792
Plus: accumulated depreciation	3,191,704
Plus: impairment and other adjustments to reflect original cost of real estate assets	526,093
Less: accounts receivable and intangibles	(219,999)
Adjusted total assets	$10,584,590
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
The following table presents summarized financial information for us and the subsidiary guarantors, on a combined basis, after elimination of (i) intercompany transactions and balances among us and the subsidiary guarantors, and (ii) equity in earnings from, and any investments in, any of our non-guarantor subsidiaries:

	As of September 30, 2024	As of December 31, 2023
Real estate properties, net (1)	$4,209,999	$4,372,682
Other assets, net	421,531	552,196

Indebtedness, net	$4,988,201	$4,961,344
Intercompany balances (2)	743,336	752,146
Other liabilities	408,025	395,433

Nine Months Ended September 30, 2024
Revenues	$1,250,389
Expenses	1,389,791
Net loss	(139,402)
(1)Real estate properties, net as of September 30, 2024 includes $155,782 of properties owned directly by us and not included in the assets of the subsidiary guarantors.
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

Property and Operating Statistics (dollars in thousands, except hotel statistics)
As of September 30, 2024, we owned and managed a diverse portfolio of hotels and net lease properties across the United States and in Puerto Rico and Canada with 146 distinct brands across 22 industries.
Hotel Portfolio
The following tables summarize the operating statistics, including occupancy, ADR, and RevPAR reported to us by our hotel managers by hotel brand for the periods indicated. All operating data presented are based upon the operating results provided by our hotel managers for the indicated periods. We have not independently verified our managers’ operating data.

Comparable Hotels*			No. of Rooms or Suites	Occupancy				ADR			RevPAR
	Service Level	No. of Hotels		Three Months Ended September 30,				Three Months Ended September 30,			Three Months Ended September 30,
Brand				2024	2023	Change		2024	2023	Change	2024	2023	Change
Sonesta Hotels & Resorts®	Full Service	22	7,205	60.5%	68.2%	(7.7)	pts	$158.39	$155.17	2.1%	$95.87	$105.88	(9.5)%
Royal Sonesta Hotels®	Full Service	17	5,663	67.5%	62.3%	5.2	pts	227.48	230.44	(1.3)%	153.49	143.47	7.0%
Radisson® Hotels & Resorts	Full Service	5	1,149	67.2%	63.8%	3.4	pts	148.21	148.87	(0.4)%	99.53	95.03	4.7%
Crowne Plaza®	Full Service	1	495	62.7%	62.5%	0.2	pts	141.21	142.56	(0.9)%	88.49	89.13	(0.7)%
Country Inn & Suites® by Radisson	Full Service	2	346	78.3%	76.5%	1.8	pts	167.43	169.09	(1.0)%	131.05	129.38	1.3%
Full Service Total/Average		47	14,858	64.2%	65.6%	(1.4)	pts	184.94	181.99	1.6%	118.68	119.40	(0.6)%
Sonesta Select®	Select Service	43	6,279	61.7%	59.5%	2.2	pts	118.31	121.95	(3.0)%	72.96	72.58	0.5%
Hyatt Place®	Select Service	17	2,107	70.4%	70.8%	(0.4)	pts	120.02	121.65	(1.3)%	84.50	86.13	(1.9)%
Select Service Total/Average		60	8,386	63.9%	62.4%	1.5	pts	118.79	121.86	(2.5)%	75.86	75.98	(0.2)%
Sonesta ES Suites®	Extended Stay	56	7,167	71.5%	73.1%	(1.6)	pts	126.43	130.70	(3.3)%	90.39	95.56	(5.4)%
Sonesta Simply Suites®	Extended Stay	50	6,366	74.7%	72.1%	2.6	pts	91.89	90.56	1.5%	68.63	65.33	5.1%
Extended Stay Total/Average		106	13,533	73.0%	72.7%	0.3	pts	109.80	111.97	(1.9)%	80.15	81.36	(1.5)%
Comparable Hotels Total/Average		213	36,777	67.3%	67.5%	(0.2)	pts	$140.66	$141.52	(0.6)%	$94.73	$95.47	(0.8)%

Comparable Hotels*			No. of Rooms or Suites	Occupancy				ADR			RevPAR
	Service Level	No. of Hotels		Nine Months Ended September 30,				Nine Months Ended September 30,			Nine Months Ended September 30,
Brand				2024	2023	Change		2024	2023	Change	2024	2023	Change
Sonesta Hotels & Resorts®	Full Service	21	6,955	60.1%	65.2%	(5.1)	pts	$156.63	$154.85	1.1%	$94.06	$100.89	(6.8)%
Royal Sonesta Hotels®	Full Service	17	5,663	61.9%	57.7%	4.2	pts	234.33	238.60	(1.8)%	145.13	137.78	5.3%
Radisson® Hotels & Resorts	Full Service	5	1,149	66.3%	64.5%	1.8	pts	148.43	149.48	(0.7)%	98.42	96.36	2.1%
Crowne Plaza®	Full Service	1	495	65.5%	63.5%	2.0	pts	144.86	140.97	2.8%	94.95	89.45	6.1%
Country Inn & Suites® by Radisson	Full Service	2	346	71.1%	70.1%	1.0	pts	153.08	149.67	2.3%	108.82	104.99	3.6%
Full Service Total/Average		46	14,608	61.7%	62.3%	(0.6)	pts	185.63	184.14	0.8%	114.57	114.66	(0.1)%
Sonesta Select®	Select Service	43	6,279	57.8%	56.6%	1.2	pts	116.88	120.02	(2.6)%	67.59	67.97	(0.6)%
Hyatt Place®	Select Service	17	2,107	62.9%	69.7%	(6.8)	pts	121.53	124.17	(2.1)%	76.50	86.52	(11.6)%
Select Service Total/Average		60	8,386	59.1%	59.9%	(0.8)	pts	118.13	121.23	(2.6)%	69.83	72.63	(3.9)%
Sonesta ES Suites®	Extended Stay	56	7,167	69.6%	69.8%	(0.2)	pts	126.25	131.28	(3.8)%	87.91	91.62	(4.0)%
Sonesta Simply Suites®	Extended Stay	50	6,366	70.0%	70.1%	(0.1)	pts	90.45	90.65	(0.2)%	63.35	63.57	(0.3)%
Extended Stay Total/Average		106	13,533	69.8%	70.0%	(0.2)	pts	109.36	112.21	(2.5)%	76.36	78.49	(2.7)%
Comparable Hotels Total/Average		212	36,527	64.1%	64.6%	(0.5)	pts	$140.57	$141.78	(0.9)%	$90.14	$91.55	(1.5)%
*We define comparable hotels as those that were owned by us and were open and operating for the entirety of the periods being compared. For each of the three months ended September 30, 2024 and 2023, our comparable results exclude one hotel that suspended operations during the periods presented. For each of the nine months ended September 30, 2024 and 2023, our comparable results exclude two hotels. One of the hotels was not owned for the entirety of the periods presented and the other suspended operations during the periods presented.

All Hotels*			No. of Rooms or Suites	Occupancy			ADR			RevPAR
	Service Level	No. of Hotels		Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
Brand				2024	2023	Change	2024	2023	Change	2024	2023	Change
Sonesta Hotels & Resorts®	Full Service	22	7,205	60.5%	68.2%	(7.7) pts	$158.39	$155.17	2.1%	$95.87	$105.88	(9.5)%
Royal Sonesta Hotels®	Full Service	17	5,663	67.5%	62.3%	5.2 pts	227.48	230.44	(1.3)%	153.49	143.47	7.0%
Radisson® Hotels & Resorts	Full Service	5	1,149	67.2%	63.8%	3.4 pts	148.21	148.87	(0.4)%	99.53	95.03	4.7%
Crowne Plaza®	Full Service	1	495	62.7%	62.5%	0.2 pts	141.21	142.56	(0.9)%	88.49	89.13	(0.7)%
Country Inn & Suites® by Radisson	Full Service	2	346	78.3%	76.5%	1.8 pts	167.43	169.09	(1.0)%	131.05	129.38	1.3%
Full Service Total/Average		47	14,858	64.2%	65.6%	(1.4) pts	184.94	181.99	1.6%	118.68	119.40	(0.6)%
Sonesta Select®	Select Service	43	6,279	61.7%	59.5%	2.2 pts	118.31	121.95	(3.0)%	72.96	72.58	0.5%
Hyatt Place®	Select Service	17	2,107	70.4%	70.8%	(0.4) pts	120.02	121.65	(1.3)%	84.50	86.13	(1.9)%
Select Service Total/Average		60	8,386	63.9%	62.4%	1.5 pts	118.79	121.86	(2.5)%	75.86	75.98	(0.2)%
Sonesta ES Suites®	Extended Stay	56	7,167	71.5%	73.1%	(1.6) pts	126.43	130.70	(3.3)%	90.39	95.56	(5.4)%
Sonesta Simply Suites®	Extended Stay	51	6,464	74.0%	71.4%	2.6 pts	91.89	90.56	1.5%	67.97	64.70	5.1%
Extended Stay Total/Average		107	13,631	72.7%	72.3%	0.4 pts	109.80	111.97	(1.9)%	79.79	80.98	(1.5)%
All Hotels Total/Average		214	36,875	67.2%	67.3%	(0.1) pts	$140.66	$141.52	(0.6)%	$94.58	$95.31	(0.8)%

All Hotels*			No. of Rooms or Suites	Occupancy			ADR			RevPAR
	Service Level	No. of Hotels		Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
Brand				2024	2023	Change	2024	2023	Change	2024	2023	Change
Sonesta Hotels & Resorts®	Full Service	22	7,205	60.6%	65.1%	(4.5) pts	$162.24	$159.97	1.4%	$98.29	$104.15	(5.6)%
Royal Sonesta Hotels®	Full Service	17	5,663	61.9%	57.7%	4.2 pts	234.33	238.60	(1.8)%	145.13	137.78	5.3%
Radisson® Hotels & Resorts	Full Service	5	1,149	66.3%	64.5%	1.8 pts	148.43	149.48	(0.7)%	98.42	96.36	2.1%
Crowne Plaza®	Full Service	1	495	65.5%	63.5%	2.0 pts	144.86	140.97	2.8%	94.95	89.45	6.1%
Country Inn & Suites® by Radisson	Full Service	2	346	71.1%	70.1%	1.0 pts	153.08	149.67	2.3%	108.82	104.99	3.6%
Full Service Total/Average		47	14,858	62.0%	62.3%	(0.3) pts	187.69	186.20	0.8%	116.28	115.99	0.3%
Sonesta Select®	Select Service	43	6,279	57.8%	56.6%	1.2 pts	116.88	120.02	(2.6)%	67.59	67.97	(0.6)%
Hyatt Place®	Select Service	17	2,107	62.9%	69.7%	(6.8) pts	121.53	124.17	(2.1)%	76.50	86.52	(11.6)%
Select Service Total/Average		60	8,386	59.1%	59.9%	(0.8) pts	118.13	121.23	(2.6)%	69.83	72.63	(3.9)%
Sonesta ES Suites®	Extended Stay	56	7,167	69.6%	69.8%	(0.2) pts	126.25	131.28	(3.8)%	87.91	91.62	(4.0)%
Sonesta Simply Suites®	Extended Stay	51	6,464	69.4%	69.4%	0.0 pts	90.45	90.65	(0.2)%	62.74	62.95	(0.3)%
Extended Stay Total/Average		107	13,631	69.5%	69.6%	(0.1) pts	109.36	112.21	(2.5)%	76.01	78.13	(2.7)%
All Hotels Total/Average		214	36,875	64.1%	64.5%	(0.4) pts	$141.73	$142.87	(0.8)%	$90.84	$92.09	(1.4)%

*Includes results of all hotels owned as of September 30, 2024. Excludes the results of hotels sold during the periods presented and includes data for one hotel for periods prior to when we acquired it.
Net Lease Portfolio
As of September 30, 2024, our net lease properties were 97.6% occupied and we had 18 properties available for lease. During the nine months ended September 30, 2024, we entered into lease renewals for 453,030 rentable square feet (44 properties) at weighted (by rentable square feet) average rents that were 5.2% below the prior rents for the same space. The weighted (by rentable square feet) average lease term for these leases was 5.4 years. We also entered into new leases for 109,591 rentable square feet (four properties) at weighted (by rentable square feet) average rents that were 13.5% below the prior rents for the same space. The weighted (by rentable square feet) average lease term for these leases was 18.4 years.
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

As of September 30, 2024, our net lease tenants operated across 137 brands. The following table identifies the top ten brands based on annualized minimum rent:

	Brand	No. of Properties	Investment (1)	Percent of Total Investment	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent	Coverage (2)
1.	TravelCenters of America Inc.	131	$2,254,950	44.6%	$176,793	46.5%	1.46	x	(3)
2.	Petro Stopping Centers	44	1,015,156	20.1%	82,287	21.7%	1.46	x	(3)
3.	The Great Escape	14	98,242	1.9%	7,711	2.0%	4.75	x
4.	Life Time Fitness	3	92,617	1.8%	5,770	1.5%	2.80	x
5.	Buehler's Fresh Foods	5	76,469	1.5%	5,657	1.5%	3.15	x
6.	Heartland Dental	59	61,120	1.2%	4,769	1.3%	4.56	x
7.	Norms	10	53,673	1.1%	3,759	1.0%	3.68	x
8.	Express Oil Change	23	49,724	1.0%	3,717	1.0%	5.87	x
9.	AMC Theatres	5	57,247	1.1%	3,558	0.9%	1.94	x
10.	Pizza Hut	40	45,285	0.9%	3,444	0.9%	2.42	x
	Other (4)	411	1,246,889	24.8%	82,569	21.7%	3.61	x
	Total	745	$5,051,372	100.0%	$380,034	100.0%	2.16	x
(1)Represents the historical cost of our properties plus capital improvements funded by us less impairment write-downs, if any.
(2)See page 30 for our definition of coverage.
(3)Rent coverage information provided by tenant is for all 175 sites on a consolidated basis and is as of September 30, 2024.
(4)Consists of 127 distinct brands with an average investment of $3,034 per property and average annual minimum rent of $201 per property.
As of September 30, 2024, our top ten net lease tenants based on our annualized minimum rent are listed below:

	Tenant	Brand Affiliation	No. of Properties	Investment (1)	Percent of Total Investment	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent	Coverage (2)
1.	TravelCenters of America Inc. (3)	TravelCenters of America / Petro Stopping Centers	175	$3,270,106	64.8%	$259,080	68.2%	1.46x
2.	Universal Pool Co., Inc.	The Great Escape	14	98,242	1.9%	7,711	2.0%	4.75x
3.	Healthy Way of Life II, LLC	Life Time Fitness	3	92,617	1.8%	5,770	1.5%	2.80x
4.	Styx Acquisition, LLC	Buehler's Fresh Foods	5	76,469	1.5%	5,657	1.5%	3.15x
5.	Professional Resource Development, Inc.	Heartland Dental	59	61,120	1.2%	4,769	1.3%	4.56x
6.	Norms Restaurants, LLC	Norms	10	53,673	1.1%	3,759	1.0%	3.68x
7.	Express Oil Change, L.L.C.	Express Oil Change	23	49,724	1.0%	3,717	1.0%	5.87x
8.	American Multi-Cinema, Inc.	AMC Theatres	5	57,247	1.1%	3,558	0.9%	1.94x
9.	Pilot Travel Centers LLC	Flying J Travel Plaza	3	41,681	0.8%	3,279	0.9%	4.22x
10.	Automotive Remarketing Group, Inc.	America's Auto Auction	6	38,314	0.8%	3,216	0.8%	7.72x
	Subtotal, top 10		303	3,839,193	76.0%	300,516	79.1%	1.84x
11.	Other (4)	Various	442	1,212,179	24.0%	79,518	20.9%	3.37x
	Total		745	$5,051,372	100.0%	$380,034	100.0%	2.16x
(1)Represents the historical cost of our net lease properties plus capital improvements funded by us less impairment write-downs, if any.
(2)See page 30 for our definition of coverage.
(3)TA is our largest tenant. As of September 30, 2024, we leased 175 travel centers (131 under the TravelCenters of America brand and 44 under the Petro Stopping Centers brand) to a subsidiary of TA under five master leases that expire in 2033. TA has five renewal options for 10 years each for all of the travel centers under each lease. BP Corporation North America Inc. guarantees payments under each of the five master leases. The aggregate guaranty as of September 30, 2024 was approximately $3,037,475. Annualized minimum rent excludes the impact of rents prepaid by TA. Rent coverage was 1.48x, 1.49x, 1.54x, 1.60x and 1.25x for our TA leases no. 1, no. 2, no. 3, no. 4 and no. 5, respectively. Rent coverage is as of September 30, 2024.
(4)Consists of 166 tenants with an average investment of $2,742 and an average annual minimum rent of $180 per property.

As of September 30, 2024, our net lease tenants operated across 21 distinct industries within the service-focused retail sector of the U.S. economy.

	Industry	No. of Properties	Investment (1)	Percent of Total Investment	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent	Coverage (2)
1.	Travel Centers	178	$3,311,787	65.6%	$262,359	69.0%	1.49 x		(3)
2.	Restaurants - Quick Service	208	283,292	5.5%	19,515	5.1%	3.29	x
3.	Restaurants - Casual Dining	55	194,453	3.8%	11,703	3.1%	2.84	x
4.	Health and Fitness	13	186,578	3.7%	11,226	3.0%	2.45	x
5.	Home Goods and Leisure	20	134,502	2.7%	10,700	2.8%	4.15	x
6.	Grocery Stores	19	129,152	2.6%	9,305	2.4%	3.63	x
7.	Movie Theaters	15	139,569	2.8%	8,410	2.2%	2.08	x
8.	Medical, Dental Office	70	104,042	2.1%	8,210	2.2%	3.57	x
9.	Automotive Equipment and Services	64	107,054	2.1%	7,799	2.1%	5.14	x
10.	Automotive Dealers	8	62,656	1.2%	4,973	1.3%	6.38	x
11.	Entertainment	4	61,436	1.2%	4,590	1.2%	2.52	x
12.	General Merchandise Stores	4	55,457	1.1%	3,983	1.0%	3.07	x
13.	Educational Services	7	44,820	0.9%	3,563	0.9%	1.66	x
14.	Building Materials	29	34,006	0.7%	2,859	0.8%	7.42	x
15.	Car Washes	6	30,798	0.6%	2,411	0.6%	2.87	x
16.	Miscellaneous Manufacturing	5	24,156	0.5%	1,715	0.5%	13.11	x
17.	Drug Stores and Pharmacies	6	17,111	0.3%	1,106	0.3%	1.17	x
18.	Sporting Goods	3	18,400	0.4%	1,099	0.3%	4.40	x
19.	Legal Services	5	11,362	0.2%	1,075	0.3%	4.44	x
20.	Dollar Stores	3	2,971	0.1%	190	—%	1.96	x
21.	Other (4)	5	27,247	0.5%	3,243	0.9%	4.29	x
22.	Vacant	18	70,523	1.4%	—	—%	—	x
	Total	745	$5,051,372	100.0%	$380,034	100.0%	2.16	x
(1)Represents the historical cost of our net lease properties plus capital improvements funded by us less impairment write-downs, if any.
(2)See page 30 for our definition of coverage.
(3)Rent coverage for TA is as of September 30, 2024.
(4)Consists of miscellaneous businesses with an average investment of $5,449 per property.

As of September 30, 2024, lease expirations at our net lease properties by year are as follows:

Year (1)	Number of Properties	Square Feet	Annualized Minimum Rent Expiring	Percent of Total Annualized Minimum Rent Expiring	Cumulative Percent of Total Annualized Minimum Rent Expiring
2024	13	141,679	$1,041	0.3%	0.3%
2025	25	491,717	8,871	2.3%	2.6%
2026	103	1,020,706	11,269	3.0%	5.6%
2027	36	962,760	12,651	3.3%	8.9%
2028	23	645,082	10,339	2.7%	11.6%
2029	65	511,999	9,564	2.5%	14.1%
2030	35	170,356	4,966	1.3%	15.4%
2031	27	390,854	5,039	1.3%	16.7%
2032	35	145,509	2,873	0.8%	17.5%
2033	214	5,369,470	265,364	69.7%	87.2%
2034	23	325,625	5,897	1.6%	88.8%
2035	45	1,155,578	19,197	5.1%	93.9%
2036	15	304,540	5,617	1.5%	95.4%
2037	11	318,609	3,267	0.9%	96.3%
2038	7	66,700	1,263	0.3%	96.6%
2039	10	141,443	3,637	1.0%	97.6%
2040	19	117,879	2,486	0.7%	98.3%
2041	6	216,040	2,262	0.6%	98.9%
2042	—	—	—	—%	98.9%
2043	1	57,543	155	—%	98.9%
2044	3	126,116	353	0.1%	99.0%
2045	11	154,966	3,923	1.0%	100.0%
Total	727	12,835,171	$380,034	100.0%
(1)The year of lease expiration is pursuant to contract terms.
As of September 30, 2024, shown below is the list of our top ten states where our net lease properties are located. No other state represents more than 3% of our net lease annualized minimum rents.

State	Number of Properties	Square Feet	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent
Texas	55	1,168,354	$33,793	8.9%
Illinois	53	972,329	27,341	7.2%
Ohio	39	1,368,924	26,685	7.0%
California	22	399,045	25,870	6.8%
Georgia	73	590,245	20,578	5.4%
Arizona	25	476,651	17,054	4.5%
Florida	46	529,040	16,938	4.5%
Indiana	40	620,950	15,972	4.2%
Pennsylvania	28	544,003	15,941	4.2%
New Mexico	16	246,478	11,871	3.1%
Other	348	6,416,112	167,991	44.2%
Total	745	13,332,131	$380,034	100.0%

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
Funds From Operations and Normalized Funds From Operations
We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, which is net income (loss), calculated in accordance with GAAP, excluding any gain or loss on sale of real estate and loss on impairment of real estate assets, if any, plus real estate depreciation and amortization, less any gains on equity securities, as well as adjustments to reflect our share of FFO attributable to an investee and certain other adjustments currently not applicable to us. In calculating Normalized FFO, we adjust for the items shown below. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to satisfy our REIT distribution requirements, the availability to us of debt and equity capital, our distribution rate as a percentage of the trading price of our common shares, or dividend yield, and to the dividend yield of other REITs, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. Other real estate companies and REITs may calculate FFO and Normalized FFO differently than we do.
Our calculations of FFO and Normalized FFO for the three and nine months ended September 30, 2024 and 2023 and reconciliations of net income (loss), the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to those amounts appear in the following table (amounts in thousands, except per share amounts):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Net (loss) income		$(46,901)	$(4,128)	$(199,134)	$10,544
Add (less):	Depreciation and amortization	89,005	94,498	277,786	289,108
	Loss on asset impairment, net	13,692	512	51,030	9,517
	Gain on sale of real estate, net	(4,105)	(123)	(1,110)	(41,959)
	Gain on equity securities, net	—	—	—	(48,837)
	Adjustments to reflect our share of FFO attributable to an investee	1,045	972	3,032	3,003
FFO		52,736	91,731	131,604	221,376
Add (less):	Loss on early extinguishment of debt, net	133	—	16,181	282
	Adjustments to reflect our share of Normalized FFO attributable to an investee	—	263	—	791
	Transaction related costs	—	115	—	1,933
Normalized FFO		$52,869	$92,109	$147,785	$224,382

Weighted average common shares outstanding (basic and diluted)		165,398	165,027	165,252	164,933

Basic and diluted per common share amounts:
	Net (loss) income	$(0.28)	$(0.03)	$(1.21)	$0.06
	FFO	$0.32	$0.56	$0.80	$1.34
	Normalized FFO	$0.32	$0.56	$0.89	$1.36
	Distributions declared per share	$0.20	$0.20	$0.60	$0.60

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
Fixed Rate Debt
At September 30, 2024, our outstanding fixed rate debt consisted of the following:

Debt	Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
Senior unsecured notes	$350,000	5.250%	$18,375	2026	Semi-Annually
Senior unsecured notes	450,000	4.750%	21,375	2026	Semi-Annually
Senior unsecured notes	400,000	4.950%	19,800	2027	Semi-Annually
Senior guaranteed unsecured notes	450,000	5.500%	24,750	2027	Semi-Annually
Senior unsecured notes	400,000	3.950%	15,800	2028	Semi-Annually
Net lease mortgage notes	607,101	5.600%	33,998	2028	Monthly
Senior guaranteed unsecured notes	700,000	8.375%	58,625	2029	Semi-Annually
Senior unsecured notes	425,000	4.950%	21,038	2029	Semi-Annually
Senior unsecured notes	400,000	4.375%	17,500	2030	Semi-Annually
Senior secured notes	1,000,000	8.625%	86,250	2031	Semi-Annually
Senior guaranteed unsecured notes	500,000	8.875%	44,375	2032	Semi-Annually
	$5,682,101		$361,886
No principal repayments are due under our unsecured or secured senior notes until maturity. Our net lease mortgage notes require principal and interest payments through maturity pursuant to amortization schedules. Because these notes require interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are one percentage point higher than the rates shown above, our per annum interest cost would increase by approximately $56,821. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. In response to significant and prolonged increases in inflation, the U.S. Federal Reserve has raised interest rates multiple times since the beginning of 2022. Although the U.S. Federal Reserve has recently lowered interest rates and indicated that it may further lower interest rates in 2024, we cannot be sure that it will do so, and interest rates may remain at the current levels or increase. Based on the balances outstanding at September 30, 2024 and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point change in interest rates would change the fair value of those debt obligations by approximately $199,831.
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
Floating Rate Debt
At September 30, 2024, we had no amounts outstanding under our revolving credit facility. The maturity date of our revolving credit facility is June 29, 2027, and, subject to our meeting certain conditions, including our payment of an extension fee, we have an option to extend the stated maturity date of the facility by two six-month periods. No principal repayments are required under our revolving credit facility prior to maturity and repayments may be made and redrawn subject to conditions at any time without penalty.

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
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at September 30, 2024 if we were fully drawn on our revolving credit facility:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact (2)
At September 30, 2024	7.46%	$650,000	$48,490	$0.29
One percentage point increase	8.46%	$650,000	$54,990	$0.33
(1)Based on SOFR plus a premium, which was 250 basis points per annum, at September 30, 2024.
(2)Based on diluted weighted average common shares outstanding for the nine months ended September 30, 2024.
The foregoing table shows the impact of an immediate change in floating interest rates as of September 30, 2024. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts under our revolving credit facility or other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

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
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended September 30, 2024:

Calendar Month	Number of Common Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2024 - July 31, 2024	14,481	$5.01	—	$—
August 1, 2024 - August 30, 2024	2,873	5.18	—	—
September 1, 2024 - September 30, 2024	120,320	4.61	—	—
Total	137,674	$4.66	—	$—
(1)These common share withholdings and purchases were made to satisfy tax withholding and payment obligations from our officers and certain other current and former officers and employees of RMR and certain employees of Sonesta in connection with the vesting of awards of our common shares. We withheld and purchased these common shares at their fair market values based upon the trading price of our common shares at the close of trading on Nasdaq on the applicable purchase dates.

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

10.1
Amended, Restated and Consolidated Pooling Agreement, dated as of January 1, 2022, among Sonesta International Hotels Corporation, certain subsidiaries of the Company named therein as owners and certain subsidiaries of Sonesta International Hotels Corporation named therein as managers. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 10, 2022). (Updated schedules thereto filed herewith.)

10.2
Representative Form of Amended and Restated Management Agreement among Sonesta International Hotels Corporation, Cambridge TRS, Inc., HPT CY TRS, Inc., HPT TRS IHG-2, Inc. and HRP TRS MRP, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 10, 2022.) (Updated schedules thereto filed herewith.) (Schedule of applicable agreements filed herewith.)

10.3
Second Amendment to Third Amended and Restated Credit Agreement, dated as of October 23, 2024, among the Company, Wells Fargo Bank, National Association, as administrative agent, and each of the other institutions party thereto. (Filed herewith.)

22.1	List of Subsidiary Guarantors. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

Exhibit Number	Description
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVICE PROPERTIES TRUST

By:	/s/ Todd W. Hargreaves
Todd W. Hargreaves
President and Chief Investment Officer
Dated: November 6, 2024

By:	/s/ Brian E. Donley
Brian E. Donley
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: November 6, 2024