Form 10-K
period 2024-12-31
Service Properties Trust
filed 2025-02-26
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting common shares of beneficial interest, $.01 par value, or common shares, of the registrant held by non-affiliates was approximately $839.8 million based on the $5.14 closing price per common share on The Nasdaq Stock Market LLC on June 28, 2024. For purposes of this calculation, an aggregate of 2,516,785 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant have been included in the number of common shares held by affiliates.
Number of the registrant’s common shares outstanding as of February 24, 2025: 166,636,537.
References in this Annual Report on Form 10-K to the Company, SVC, we, us or our include Service Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2024.

Warning Concerning Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws that are subject to risks and uncertainties. These statements may include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “will,” “may” and negatives or derivatives of these or similar expressions. These forward-looking statements include, among others, statements about: economic and market conditions and their potential impacts on us, our hotel managers and our tenants; expectations regarding demand for corporate travel and lodging; the sufficiency of our liquidity; our liquidity needs, sources and expected uses; our capital expenditure plans and commitments; our property dispositions and expected use of proceeds; and the amount and timing of future distributions.
Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from expected future results, performance or achievements expressed or implied in those forward-looking statements. Some of the risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
• The ability of Sonesta Holdco Corporation and its subsidiaries, or Sonesta, to successfully operate the hotels it manages for us,
• Our ability and the ability of our managers and tenants to operate under unfavorable market and commercial real estate industry conditions due to, among other things, uncertainties surrounding interest rates and inflation, supply chain disruptions, volatility in the public equity and debt markets, pandemics, geopolitical instability and tensions, economic downturns or a possible recession, labor market conditions or changes in real estate utilization,
• Our ability to sell properties at prices we target, and the timing of such sales,
• Our ability to repay or refinance our debts as they mature or otherwise become due,
• Our ability to maintain sufficient liquidity, including the availability of borrowings under our revolving credit facility,
• Our ability to pay interest on and principal of our debt,
• Whether and the extent to which our managers and tenants will pay the contractual amounts of returns, rents or other obligations due to us,
• Competition within the commercial real estate, hotel, transportation and travel center and other industries in which our managers and tenants operate, particularly in those markets in which our properties are located,
• Our ability to make cost-effective improvements to our properties that enhance their appeal to hotel guests and net lease tenants,
• Our ability to pay distributions to our shareholders and to increase or sustain the amount of such distributions,
• Our ability to acquire properties that realize our targeted returns,
• Our ability to raise or appropriately balance the use of debt or equity capital,
• Potential defaults under our management agreements and leases by our managers and tenants,
• Our ability to increase hotel room rates and rents at our net leased properties as our leases expire in excess of our operating expenses and to grow our business,
• Our ability to increase and maintain hotel room and net lease property occupancy at our properties,
• Our ability to engage and retain qualified managers and tenants for our hotels and net lease properties on satisfactory terms,
• Our ability to diversify our sources of rents and returns that improve the security of our cash flows,
• Our credit ratings,
i

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
ii

SERVICE PROPERTIES TRUST
2024 FORM 10-K ANNUAL REPORT
iii

PART I
Item 1. Business
Our Company
We are a REIT formed in 1995 under the laws of the State of Maryland. As of December 31, 2024, we owned 206 hotels with an aggregate of 35,871 rooms or suites located in 35 states, the District of Columbia, Ontario, Canada and San Juan, Puerto Rico and 742 service-focused retail net lease properties with an aggregate of 13,292,519 square feet located in 42 states. Our principal place of business is Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and our telephone number is (617) 964-8389.
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
Hotel Portfolio
As of December 31, 2024, we owned 206 hotels with 35,871 rooms or suites located in 35 states, the District of Columbia, Ontario, Canada and San Juan, Puerto Rico. We believe the scale, geographic diversity, strategic locations and the variety of service levels of our hotels gives us a competitive advantage. Our hotel properties are typically located in urban or high density suburban locations in the vicinity of major demand generators such as urban centers, airports, medical or educational facilities, major tourist attractions or large suburban office parks. In October 2024, we announced our plan to sell 114 extended stay and select service hotels managed by Sonesta and concentrate the Sonesta portfolio on full service hotels and certain higher performing extended stay and select service hotels.
The following table summarizes the brand affiliations, service level and chain scale of our hotels, as characterized by STR Inc., or STR, a data benchmark and analytics provider for the lodging industry, under which our hotels operate as of December 31, 2024 (dollars in thousands):

Brand	Manager	Service Level	Chain Scale (1)	Number of Hotels	Number of Rooms or Suites	Investment (2)
Royal Sonesta Hotels®	Sonesta	Full Service	Upper Upscale	17	5,663	$1,922,244
Sonesta Hotels & Resorts®	Sonesta	Full Service	Upscale	22	7,205	1,437,540
Sonesta ES Suites®	Sonesta	Extended Stay	Upper Midscale	52	6,689	1,086,862
Sonesta Select®	Sonesta	Select Service	Upscale	42	6,131	681,327
Sonesta Simply Suites®	Sonesta	Extended Stay	Midscale	48	6,086	575,083
Hyatt Place®	Hyatt	Select Service	Upscale	17	2,107	326,009
Radisson® Hotels & Resorts	Radisson	Full Service	Upscale	5	1,149	171,579
Crowne Plaza®	IHG	Full Service	Upscale	1	495	125,399
Country Inn & Suites® by Radisson	Radisson	Full Service	Upper Midscale	2	346	46,269
Total Hotels				206	35,871	$6,372,312
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

Net Lease Portfolio
As of December 31, 2024, we owned 742 service-focused retail net lease properties with an aggregate of 13,292,519 square feet. As of December 31, 2024, our net lease portfolio was occupied by 177 tenants with a weighted average (by annual minimum rent) lease term of 8.0 years, operating under 136 brands in 22 distinct industries. Our net lease portfolio is leased to tenants that include travel centers, quick service and casual dining restaurants, health and fitness centers, movie theaters, grocery stores, automotive parts and services and other businesses in service-focused and necessity-based industries across 42 states.
The following table summarizes the brand affiliation and industries under which our net lease properties operate as of December 31, 2024 (dollars in thousands):

	Brand	Industry	No. of Properties	Square Feet	Annualized Minimum Rent (1)	Investment (2)
1.	TravelCenters of America Inc.	Travel Centers	131	3,683,923	$176,793	$2,254,950
2.	Petro Stopping Centers	Travel Centers	44	1,367,802	82,287	1,015,156
3.	The Great Escape	Home Goods and Leisure	14	542,666	7,711	98,242
4.	Life Time Fitness	Health and Fitness	3	420,335	5,770	92,617
5.	Buehler's Fresh Foods	Grocery Stores	5	502,727	5,657	76,469
6.	Heartland Dental	Medical, Dental Office	59	234,274	4,769	61,120
7.	Norms	Restaurants - Casual Dining	10	63,490	3,759	53,673
8.	Express Oil Change	Automotive Equipment and Services	23	83,825	3,717	49,724
9.	AMC Theatres	Movie Theaters	5	251,166	3,558	57,339
10.	Pizza Hut	Restaurants - Quick Service	40	167,366	3,463	45,285
11.	Flying J Travel Plaza	Travel Centers	3	48,069	3,279	41,681
12.	America's Auto Auction	Automotive Dealers	6	72,338	3,216	38,314
13.	Fleet Farm	General Merchandise Stores	1	218,248	2,837	37,802
14.	Big Al's	Entertainment	2	111,912	2,569	35,214
15.	Crème de la Crème	Educational Services	4	81,929	2,429	29,131
16.	Mister Car Wash	Car Washes	5	41,456	2,258	28,658
17.	Martin's	Restaurants - Quick Service	16	81,909	2,252	31,335
18.	B&B Theatres	Movie Theaters	4	261,300	2,234	37,619
19.	Popeye's	Restaurants - Quick Service	20	45,708	2,047	28,434
20.	Regal Cinemas	Movie Theaters	5	223,846	1,958	34,953
21.	Courthouse Athletic Club	Health and Fitness	4	193,659	1,935	39,688
22.	Arby's	Restaurants - Quick Service	19	57,868	1,792	29,234
23.	Burger King	Restaurants - Quick Service	17	55,127	1,734	29,204
24.	Church's Chicken	Restaurants - Quick Service	32	43,399	1,732	26,326
25.	Hardee's	Restaurants - Quick Service	15	49,958	1,727	24,919
26.	Other (3)	Various	255	4,388,219	49,380	740,326
	Total		742	13,292,519	$380,863	$5,037,413
(1)Represents cash amounts and excludes adjustments, if any, necessary to record scheduled rent changes on a straight line basis or any expense reimbursement.
(2)Represents the historical cost of our properties plus capital improvements funded by us less impairment write-downs, if any.
(3)Consists of 111 distinct brands with an average investment of $2,903 per property and an average annual minimum rent of $194 per property.
For further information about our hotel agreements and net lease portfolio, see Note 4 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Principal Management Agreement or Lease Features
As of December 31, 2024, our 206 hotels were managed by subsidiaries of Sonesta, Hyatt Hotels Corporation, or Hyatt, Radisson Hospitality, Inc., or Radisson, and InterContinental Hotels Group, plc, or IHG. Our hotel operating agreements have initial terms expiring between 2026 and 2037. Each of these agreements is for between one and 181 of our hotels. The principal features of our hotel agreements are as follows:
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
•Long Terms. The weighted average term remaining for our hotel agreements (weighted by owner’s priority as of December 31, 2024) is 11.9 years, without giving effect to any renewal options our managers may have.
•Pooled Agreements. Most of our hotel properties are subject to portfolio agreements. Some agreements are subject to cross default provisions, such that a manager’s default under one of the agreements would trigger defaults of the other agreements in that portfolio.
•All or None Renewals. Generally, manager renewal options for each portfolio agreement of our hotel properties may only be exercised on an all or none basis and not for separate properties. See Note 4 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for further information on these agreements.
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

In general, our 742 net lease properties are subject to “triple net” leases where the tenant is generally responsible for the payment of operating expenses and capital expenditures of the property during the lease term. Our tenants are responsible to pay us fixed annual rents on a monthly, quarterly or semi-annual basis. Our net lease tenants are responsible to maintain the properties including structural and non-structural components. Certain of our net lease properties also have future rent increases included in the leases either at a fixed amount or based on changes in the consumer price index, or CPI. Certain of our lease agreements also require payment of percentage rent to us based on increases in certain gross property revenues over threshold amounts. Certain of our net lease properties, including all our TravelCenters of America Inc., or TA, properties, include the right to repool properties, and include all or none renewal options.
TA is our largest tenant. As of December 31, 2024, we leased 175 travel centers to a subsidiary of TA under five master leases that expire in 2033. BP Corporation North America Inc., a subsidiary of BP p.l.c., has provided a limited guaranty of payments under each of these leases. As of December 31, 2024, we have invested approximately $2.3 billion in 131 TravelCenters of America branded properties with an aggregate of 3,683,923 square feet and approximately $1.0 billion in 44 Petro Stopping Centers branded properties with an aggregate of 1,367,802 square feet. See Note 4 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for further information on these leases.
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
Because we are a REIT, we generally may not operate our properties. We or our tenants have entered into arrangements for the operation of our properties. Under the United States Internal Revenue Code of 1986, as amended, or the IRC, we may lease our hotels to one of our “taxable REIT subsidiaries,” as defined in Section 856(l) of the IRC, or TRSs, if the hotel is managed by a third party. As of December 31, 2024, all of our hotels were leased to our TRSs and managed by third parties. Any income realized by a TRS in excess of the rent paid to us by the subsidiary is subject to income tax at customary corporate rates. As and if the financial performance of the hotels operated for the account of our TRSs improves, these taxes may become material.
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
Other Investments. We prefer wholly owned investments in fee interests. However, we may invest in leaseholds, joint ventures, mortgages and other real estate interests. We may invest or enter into real estate joint ventures if we conclude that we may benefit from the participation of co-venturers or that the opportunity to participate in the investment is contingent on the use of a joint venture structure. We may invest in participating, convertible or other types of mortgages if we conclude that we may benefit from the cash flows or appreciation in the value of the mortgaged property. Convertible mortgages are similar to equity participation because they permit lenders to either participate in increasing revenues from the property or convert some or all of that mortgage into equity ownership interests. At December 31, 2024, we owned no convertible mortgages or joint venture interests.
We have in the past considered, and may in the future consider, the possibility of entering into mergers or strategic combinations with other companies. Our principal goal of any such transactions will be to increase our cash flows from operations and to further diversify our revenue sources.

We own 34% of the outstanding common stock of Sonesta. We may in the future acquire shares of common stock or securities of other entities, including entities engaged in real estate activities, or we may sell these shares of common stock. We may invest in the securities of other entities for the purpose of exercising control or otherwise, make loans to other persons or entities, engage in the sale of investments, offer securities in exchange for property or repurchase our securities.
We may not achieve some or all of our investment objectives.
Disposition Policies. We generally consider ourselves to be a long term owner of properties and are more interested in the long term earnings potential of our properties than selling properties for short term gains. However, we may seek to strategically sell properties or sell an interest in properties through joint venture arrangements as part of managing our leverage, capital recycling, highest and best use analysis, or as part of long term financing of new acquisitions. We currently make decisions to dispose of properties based on factors including, but not limited to, the following:
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
Other Information
Our Manager. The RMR Group Inc., or RMR Inc., is a holding company and substantially all of its business is conducted by its majority owned subsidiary, RMR. Adam D. Portnoy, the Chair of our Board of Trustees and one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR. John G. Murray, our other Managing Trustee and our former President and Chief Executive Officer, also serves as an officer and employee of RMR and is the chief executive officer of Sonesta. Our day to day operations are conducted by RMR. RMR originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and its telephone number is (617) 796-8390. RMR is an alternative asset management company that is focused on commercial real estate and related businesses. RMR or its subsidiaries also act as a manager to other publicly traded real estate companies, privately held real estate funds and real estate related operating businesses. As of February 24, 2025, the executive officers of RMR are: Adam D. Portnoy, president and chief executive officer; Christopher J. Bilotto, executive vice president; Jennifer B. Clark, executive vice president, general counsel and secretary; Matthew P. Jordan, executive vice president, chief financial officer and treasurer; Jeffrey C. Leer, executive vice president; and John G. Murray, executive vice president. Our President and Chief Investment Officer, Todd W. Hargreaves, and our Chief Financial Officer and Treasurer, Brian E. Donley, are senior vice presidents of RMR. Our Vice President, Jesse W. Abair, is also a vice president of RMR. Mr. Donley also serves as an officer of another company to which RMR or its subsidiaries provide management services. Mr. Portnoy, Mr. Murray and Ms. Clark also serve on the board of directors of Sonesta.
Employees. We have no employees. Services which would otherwise be provided to us by employees are provided by RMR and by our Managing Trustees and officers. As of December 31, 2024, RMR had approximately 1,000 full time employees in its headquarters and regional offices located throughout the United States.
Competition. The hotel industry is highly competitive. Generally, our hotels are located in areas that include other hotels. Our hotels compete for customers based on brand affiliation, reputation, location, pricing, amenities, loyalty programs and other competitive factors. Increases in the number of hotels in a particular area could have a material adverse effect on the occupancy and daily room rates at our hotels located in that area. Agreements with the operators of our hotels sometimes restrict the right of each operator and its affiliates for periods of time to own, build, operate, franchise or manage other hotels of the same brand within various specified areas around our hotels. Under these agreements, neither the operators nor their affiliates are usually restricted from operating other brands of hotels in the market areas of any of our hotels, and after such period of time, the operators and their affiliates may also compete with our hotels by opening, managing or franchising additional hotels under the same brand name in direct competition with our hotels. As of December 31, 2024, 181 of our hotels are operated by Sonesta. Sonesta faces competition from larger, well known hotel companies. Competitive pressures from these companies and others could negatively impact Sonesta’s ability to pay our owner’s priority returns. Our hotels also face competition from alternative lodging options such as home sharing services, timeshares, vacation rentals or cruise ships in our markets.
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
•Diversity and Inclusion. We value a diversity of backgrounds, experiences and perspectives. Our Board of Trustees is comprised of 25% women and 25% members of under-represented communities. RMR is an equal opportunity employer, with all qualified applicants receiving consideration for employment without regard to race, color, religion, sex, sexual orientation, gender identity, national origin, disability or protected veteran status. Our hotel managers are committed to racial equity and fostering a culture of diversity and inclusion.
For further information regarding climate change and other environmental matters and their possible adverse impact on us, see “Risk Factors—Risks Related to Our Business—Ownership of real estate is subject to environmental risks and liabilities,” “Risk Factors—Risks Related to Our Business—We are subject to risks from adverse weather, natural disasters and adverse impacts from global climate change, and we incur significant costs and invest significant amounts with respect to these matters,” included in Part I, Item 1A of this Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of Climate Change” included in Part II, Item 7 of this Annual Report on Form 10-K.
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
Segment Information. As of December 31, 2024, we had two operating segments, hotel investments and net lease investments. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K and Notes 2 and 12 in our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

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
The sections of the IRC that govern the federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable IRC provisions, related rules and regulations, and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the U.S. Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot be sure that the IRS or a court will agree with all of the statements made in this summary. The IRS could, for example, take a different position from that described in this summary with respect to our acquisitions, operations, valuations, restructurings or other matters, which, if a court agreed, could result in significant tax liabilities for applicable parties. In addition, this summary is not exhaustive of all possible tax considerations and does not discuss any estate, gift, state, local or foreign tax considerations. For all these reasons, we urge you and any holder of or prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of February 24, 2025. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.

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
Our counsel, Sullivan & Worcester LLP, is of the opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 1995 through 2024 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel’s opinions are conditioned upon the assumption that our leases, our declaration of trust, and all other legal documents to which we have been or are a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us to our counsel as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a description or representation is inaccurate or incomplete, our counsel’s opinions may be adversely affected and may not be relied upon. The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, neither Sullivan & Worcester

LLP nor we can be sure that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.
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
If we continue to qualify for taxation as a REIT and meet the tests described below, then we generally will not pay federal income tax on amounts that we distribute to our shareholders. However, even if we continue to qualify for taxation as a REIT, we may still be subject to federal tax in the following circumstances, as described below:
•We will be taxed at regular corporate income tax rates on any undistributed “real estate investment trust taxable income,” including our undistributed ordinary income and net capital gains, if any. We may elect to retain and pay income tax on our net capital gain, as well as on certain amounts attributable to cancellation of indebtedness income. In addition, if we so elect by making a timely designation to our shareholders, a shareholder would be taxed on its proportionate share of our undistributed capital gain and would generally be expected to receive a credit or refund for its proportionate share of the federal corporate income tax we paid on our retained net capital gain.
•If we have net income from the disposition of “foreclosure property,” as described in Section 856(e) of the IRC, that is held primarily for sale to customers in the ordinary course of a trade or business or other nonqualifying income from foreclosure property, we will be subject to tax on this income at the highest regular corporate income tax rate.
•If we have net income from “prohibited transactions,” that is, dispositions at a gain of inventory or property held primarily for sale to customers in the ordinary course of a trade or business other than dispositions of foreclosure property and other than dispositions excepted by statutory safe harbors—we will be subject to tax on this income at a 100% rate.
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
If we fail to qualify for taxation as a REIT in any year, then we will be subject to federal income tax in the same manner as a regular C corporation. Further, as a regular C corporation, distributions to our shareholders will not be deductible by us, nor will distributions be required under the IRC. Also, to the extent of our current and accumulated earnings and profits, all distributions to our shareholders will generally be taxable as ordinary dividends potentially eligible for the preferential tax rates discussed below under the heading “Taxation of Taxable U.S. Shareholders” and, subject to limitations in the IRC, will be potentially eligible for the dividends received deduction for corporate shareholders. Finally, we will generally be disqualified from taxation as a REIT for the four taxable years following the taxable year in which the termination of our REIT status is effective. Our failure to qualify for taxation as a REIT for even one year could result in us reducing or eliminating distributions to our shareholders, or in us incurring substantial indebtedness or liquidating substantial investments in order to pay the resulting corporate-level income taxes. Relief provisions under the IRC may allow us to continue to qualify for taxation as a REIT even if we fail to comply with various REIT requirements, all as discussed in more detail below. However, it is impossible to state whether in any particular circumstance we would be entitled to the benefit of these relief provisions.
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
We have invested and may in the future invest in real estate through one or more entities that are treated as partnerships for federal income tax purposes. In the case of a REIT that is a partner in a partnership, Treasury regulations under the IRC provide that, for purposes of the REIT qualification requirements regarding income and assets described below, the REIT is generally deemed to own its proportionate share, based on respective capital interests (including any preferred equity interests in the partnership), of the income and assets of the partnership (except that for purposes of the 10% value test, described below, the REIT’s proportionate share of the partnership’s assets is based on its proportionate interest in the equity and specified debt securities issued by the partnership). In addition, for these purposes, the character of the assets and items of gross income of the partnership generally remains the same in the hands of the REIT. In contrast, for purposes of the distribution requirements discussed below, we must take into account as a partner our share of the partnership’s income as determined under the general federal income tax rules governing partners and partnerships under Subchapter K of the IRC.
Subsidiary REITs. We may in the future form or acquire an entity that is intended to qualify for taxation as a REIT. When a subsidiary qualifies for taxation as a REIT separate and apart from its REIT parent, the subsidiary’s shares are qualifying real estate assets for purposes of the REIT parent’s 75% asset test described below. However, failure of the subsidiary to separately satisfy the various REIT qualification requirements described in this summary or that are otherwise applicable (and failure to qualify for the applicable relief provisions) would generally result in (a) the subsidiary being subject to regular U.S. corporate income tax, as described above, and (b) the REIT parent’s ownership in the subsidiary (i) ceasing to be qualifying real estate assets for purposes of the 75% asset test and (ii) becoming subject to the 5% asset test, the 10% vote test and the 10% value test, each as described below, generally applicable to a REIT’s ownership in corporations other than REITs and TRSs. In such a situation, the REIT parent’s own qualification and taxation as a REIT could be jeopardized on account of the subsidiary’s failure cascading up to the REIT parent, all as described below under the heading “Asset Tests”. We expect to make protective TRS elections with respect to any subsidiary REIT that we form or acquire and may implement other protective arrangements intended to avoid a cascading REIT failure if any of our intended subsidiary REITs were not to qualify for taxation as a REIT, but we cannot be sure that such protective elections or other arrangements will be effective to avoid or mitigate the resulting adverse consequences to us.
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
•Rents generally do not qualify if the REIT owns 10% or more by vote or value of stock of the tenant (or 10% or more of the interests in the assets or net profits of the tenant, if the tenant is not a corporation), whether directly or after application of attribution rules. We generally do not intend to lease property to any party if rents from that property would not qualify as “rents from real property,” but application of the 10% ownership rule is dependent upon complex attribution rules and circumstances that may be beyond our control. Prior to BP Products North America Inc.’s acquisition of TA pursuant to a merger, or the TA Merger, we owned close to, but less than, 10% of the outstanding common shares of TA. Our declaration of trust and bylaws generally disallow transfers or purported acquisitions, directly or by attribution, of our shares to the extent necessary to maintain our qualification for taxation as a REIT under the IRC. Nevertheless, we cannot be sure that these restrictions will be effective to prevent our qualification for taxation as a REIT from being jeopardized under the 10% affiliated tenant rule. Furthermore, we cannot be sure that we will be able to monitor and enforce these restrictions, nor will our shareholders necessarily be aware of ownership of our shares attributed to them under the IRC’s attribution rules.
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
Our Relationship with Sonesta. We currently own (directly and indirectly through one of our TRSs) less than 35% of the outstanding common shares of Sonesta. We have not elected to treat Sonesta as a TRS, and it is not otherwise an automatic TRS because no TRS of ours owns more than 35% of Sonesta. This structure for our Sonesta ownership permits our continued engagement of a corporate subsidiary of Sonesta to manage qualified lodging facilities leased to our TRSs, as described below in greater detail.
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
(1)the sum of 90% of our “real estate investment trust taxable income” and 90% of our net income after tax, if any, from property received in foreclosure, over
(2)the amount by which our noncash income (e.g., cancellation of indebtedness income, imputed rental income or income from transactions inadvertently failing to qualify as like-kind exchanges) exceeds 5% of our “real estate investment trust taxable income.”
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
We may elect to retain, rather than distribute, some or all of our net capital gain and certain of our cancellation of indebtedness income, and pay income tax on such retained amounts. In addition, if we so elect by making a timely designation to our shareholders, our shareholders would include their proportionate share of such undistributed capital gain in their taxable income, and they would receive a corresponding credit for their share of the federal corporate income tax that we pay thereon. Our shareholders would then increase the adjusted tax basis of their shares by the difference between (a) the amount of capital gain dividends that we designated and that they included in their taxable income, and (b) the tax that we paid on their behalf with respect to that capital gain.
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
Built-in Gains from C Corporations. Notwithstanding our qualification and taxation as a REIT, under specified circumstances we may be subject to corporate income taxation if we acquire a REIT asset where our adjusted tax basis in the asset is determined by reference to the adjusted tax basis of the asset as owned by a C corporation. For instance, we may be subject to federal income taxation on all or part of the built-in gain that was present on the last date an asset was owned by a C corporation, if we succeed to a carryover tax basis in that asset directly or indirectly from such C corporation and if we sell the asset during the five year period beginning on the day the asset ceased being owned by such C corporation. To the extent of our income and gains in a taxable year that are subject to the built-in gains tax, net of any taxes paid on such income and gains with respect to that taxable year, our taxable dividends paid in the following year will be potentially eligible for taxation to noncorporate U.S. shareholders at the preferential tax rates for “qualified dividends” as described below under the heading “Taxation of Taxable U.S. Shareholders”. We generally do not expect to sell assets if doing so would result in the imposition of a material built-in gains tax liability; but if and when we do sell assets that may have associated built-in gains tax exposure, then we expect to make appropriate provision for the associated tax liabilities on our financial statements.

Earnings and Profits. Following a corporate acquisition, we must generally distribute all of the C corporation earnings and profits inherited in that transaction, if any, no later than the end of our taxable year in which the transaction occurs, in order to preserve our qualification for taxation as a REIT. However, if we fail to do so, relief provisions would allow us to maintain our qualification for taxation as a REIT, provided we distribute any subsequently discovered C corporation earnings and profits and pay an interest charge in respect of the period of delayed distribution. C corporation earnings and profits that we inherit are, in general, specially allocated under a priority rule to the earliest possible distributions following the event causing the inheritance, and only then is the balance of our earnings and profits for the taxable year allocated among our distributions to the extent not already treated as a distribution of C corporation earnings and profits under the priority rule. The distribution of these C corporation earnings and profits is potentially eligible for taxation to noncorporate U.S. shareholders at the preferential tax rates for “qualified dividends” as described below under the heading “Taxation of Taxable U.S. Shareholders”.
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
Distributions to our Shareholders
As described above, we expect to make distributions to our shareholders from time to time. These distributions may include cash distributions, in kind distributions of property, and deemed or constructive distributions resulting from capital market activities. The U.S. federal income tax treatment of our distributions will vary based on the status of the recipient shareholder as more fully described below under the headings “Taxation of Taxable U.S. Shareholders,” “Taxation of Tax-Exempt U.S. Shareholders,” and “Taxation of Non-U.S. Shareholders.”
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
Distributions. A distribution by us to a non-U.S. shareholder that is not designated as a capital gain dividend will be treated as an ordinary income dividend to the extent that it is made out of our current or accumulated earnings and profits. A distribution of this type will generally be subject to U.S. federal income tax and withholding at the rate of 30%, or at a lower rate if the non-U.S. shareholder has in the manner prescribed by the IRS demonstrated to the applicable withholding agent its entitlement to benefits under a tax treaty. Because we cannot determine our current and accumulated earnings and profits until the end of the taxable year, withholding at the statutory rate of 30% or applicable lower treaty rate will generally be imposed on the gross amount of any distribution to a non-U.S. shareholder that we make and do not designate as a capital gain dividend. Notwithstanding this potential withholding on distributions in excess of our current and accumulated earnings and profits, these excess portions of distributions are a nontaxable return of capital to the extent that they do not exceed the non-U.S. shareholder’s adjusted basis in our shares, and the nontaxable return of capital will reduce the adjusted basis in these shares. To the extent that distributions in excess of our current and accumulated earnings and profits exceed the non-U.S. shareholder’s adjusted basis in our shares, the distributions will give rise to U.S. federal income tax liability only in the unlikely event that the non-U.S. shareholder would otherwise be subject to tax on any gain from the sale or exchange of these shares, as discussed below under the heading “Dispositions of Our Shares.” A non-U.S. shareholder may seek a refund from the IRS of amounts withheld on distributions to it in excess of such shareholder’s allocable share of our current and accumulated earnings and profits.
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
The regulation provides that whether a security is “freely transferable” is a factual question to be determined on the basis of all relevant facts and circumstances. The regulation further provides that, where a security is part of an offering in which the minimum investment is $10,000 or less, some restrictions on transfer ordinarily will not, alone or in combination, affect a finding that the securities are freely transferable. The restrictions on transfer enumerated in the regulation as not affecting that finding include any restriction on or prohibition against any transfer or assignment that would result in a termination or reclassification for federal or state tax purposes, or would otherwise violate any state or federal law or court order.

We believe the restrictions imposed under our declaration of trust and bylaws on the transfer of shares do not result in the failure of our shares to be “freely transferable.” In addition, we do not expect or intend to impose in the future, or to permit any person to impose on our behalf, any limitations or restrictions on transfer that would not be among the enumerated permissible limitations or restrictions in the regulation.
Assuming that each class of our shares will be “widely held” and that no facts and circumstances exist that restrict transferability of these shares, our counsel, Sullivan & Worcester LLP, is of the opinion that our shares will not fail to be “freely transferable” for purposes of the regulation due to the restrictions on transfer of our shares in our declaration of trust and bylaws and that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be “plan assets” of any ERISA Plan or Non-ERISA Plan that acquires our shares in a public offering. This opinion is conditioned upon certain assumptions and representations, as discussed above under the heading “Material United States Federal Income Tax Considerations-Taxation as a REIT.” Also, the opinion of our counsel is not binding on either the U.S. Department of Labor or a court, and either could take a position different from that expressed by our counsel.

Item 1A. Risk Factors
Summary of Risk Factors
Our business is subject to a number of risks and uncertainties. The following is a summary of the principal risk factors described in this section:
•unfavorable market and commercial real estate industry conditions due to, among other things, uncertainties surrounding interest rates and inflation, supply chain disruptions, volatility in the public equity and debt markets and in the commercial real estate markets, generally, pandemics, geopolitical instability and tensions, economic downturns or a possible recession, labor market conditions and other conditions beyond our control, may have a material adverse effect on our and our hotel managers’ and other operators’ and tenants’ results of operations and financial conditions and they may be unable to satisfy their obligations to us;
•we have a substantial amount of debt and we are subject to risks related to our debt, including the inability to refinance maturing debt and the cost of any such refinanced debt and the inability to reduce our debt leverage levels, which may remain at or above current levels for an indefinite period, covenants and conditions contained in our debt agreements which may restrict our operations by increasing our interest expense and limiting our ability to make investments in our properties, sell properties securing our debt and pay distributions to our shareholders, potential downgrades to our credit ratings and other limitations on our ability to access capital at reasonable costs or at all;
•we may not succeed in selling properties at prices we target;
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
•we may be unable to renew our leases when they expire or lease our properties to new tenants without decreasing rents or incurring significant costs or at all;
•our potential future sales or acquisitions may not be successful or may not be executed on the terms or within the timing we expect as a result of competition, ongoing market and economic conditions, including capital market disruptions, uncertainties surrounding interest rates and inflation, or otherwise;
•we are subject to risks related to our qualification for taxation as a REIT, including REIT distribution requirements;
•ownership of real estate is subject to environmental risks and liabilities, as well as risks from adverse weather, natural disasters and adverse impacts from global climate change;
•insurance may not adequately cover our losses, and insurance costs may increase;
•we are subject to risks related to our dependence upon RMR to implement our business strategies and manage our day to day operations;
•we are subject to risks related to the security of RMR’s or our hotel managers’ information technology and RMR’s use of artificial intelligence, or AI;
•our management structure and agreements with RMR and our relationships with our related parties, including our Managing Trustees, RMR, Sonesta and others affiliated with them, may create conflicts of interest;
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

•we may change our operational, financing and investment policies without shareholder approval, and we may eliminate our distributions to shareholders or the form of payment could change; and
•our distributions to shareholders may remain at $0.01 per common share per quarter for an indefinite period or be eliminated and the form of payment could change.
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
Risks Related to Our Business
Unfavorable market and industry conditions have had, and may continue to have, a material adverse effect on our results of operations, financial condition and ability to pay distributions to our shareholders.
Our business and operations may be adversely affected by market and economic volatility experienced by the U.S. and global economies, the commercial real estate industry and/or the local economies in the markets in which our properties are located. Unfavorable economic and industry conditions may be due to, among other things, uncertainties surrounding interest rates and inflation, supply chain disruptions, volatility in the public equity and debt markets, pandemics, geopolitical instability and tensions, economic downturns or a possible recession, labor market conditions and other conditions beyond our control. As economic conditions in the United States may affect business and leisure travel, hotel occupancy, trucking volume and demand for diesel fuel, gasoline, real estate values, occupancy levels and returns and rents, current and future economic conditions in the United States, including slower growth or a possible recession and capital market volatility or disruptions, could have a material adverse impact on our earnings and financial condition. Economic conditions may be affected by numerous factors, including, but not limited to, the pace of economic growth and/or recessionary concerns, inflation, increases in the levels of unemployment, energy prices, uncertainty about government fiscal and tax policy, geopolitical events, the regulatory environment, the availability of credit and interest rates. Current conditions may negatively impact our ability to pay distributions to our shareholders and these or other conditions may have similar impacts in the future and on our results of operations and financial condition.
Our and our managers’ and other operators’ and tenants’ businesses may not improve, and they may be unable to satisfy their obligations to us.
As a result of market practices that arose or increased in recent years and the impacts they have had on travel and the broader economy throughout the United States, our hotels experienced significant declines in operating performance which have had a significant negative effect on our operating results and cash flow. Consumer confidence, customer demand, corporate travel and lodging demand have been and will continue to be affected by economic and market conditions, unemployment levels, perceptions of the safety of travel, the continued use of video conferencing technologies rather than in person meetings and broader macroeconomic trends and conditions. These trends, together with increasing labor costs and shortages, uncertainties surrounding interest rates, tax rates, commodity and other price inflation and supply chain challenges, may continue to negatively impact our hotel operations, the operations of our tenants and our financial results and may have an impact on the results of operations and financial condition of our tenants and result in their defaulting their obligations under our leases, including failing to pay the rent due to us. Such adverse economic conditions may also reduce overall demand for leased space, which could adversely affect our ability to maintain our current tenants or attract new tenants. At any given time, our tenants may experience a downturn in their business that may weaken the operating results and financial condition of individual properties or of their business as whole. As a result, a tenant may delay lease commencement, decline to extend a lease upon its expiration, fail to make rental payments when due, become insolvent or declare bankruptcy. We depend on our tenants to operate the properties we lease to them in a manner that generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage and pay real estate taxes and maintain the properties. Our tenants’ failure to successfully operate their businesses could materially and adversely affect us.
If our hotel managers fail to operate our hotels profitably, we may need to fund operating losses for those hotels or make capital contributions to Sonesta.
The owner’s priority returns we receive from our managed hotels are dependent upon the financial results of those hotels’ operations. The impacts of economic and market conditions, inflationary pressures, including high interest rates, unemployment levels, work from home policies, use of technologies and broader economic trends, among other things, may result in our managed hotels experiencing operating losses that we will need to fund. Further, we own 34% of Sonesta. If Sonesta experiences losses, or requires additional capital, Sonesta may request we fund our share through the contribution of additional capital. For further information about our agreements with and ownership stake of Sonesta, see Notes 4, 5 and 9 to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K.
We have a substantial amount of debt and are subject to risks related to our debt, including our ability to refinance maturing debt and the cost of any such refinanced debt.
As of December 31, 2024, our consolidated debt was $5.8 billion.
We are subject to numerous risks associated with our debt, including our ability to refinance maturing debt and the cost of any refinancing, the risk that our cash flows could be insufficient for us to make required payments and risks associated with high interest rates. There are no limits in our organizational documents on the amount of debt we may incur, and, subject to any limitations in our debt agreements, we may incur additional debt. Our debt may increase our vulnerability to adverse market and economic conditions, limit our flexibility in planning for changes in our business and place us at a disadvantage in relation to competitors that have lower debt levels. Our existing and future debt could limit our ability to incur additional debt and increase our exposure to floating interest rates or expose us to potential events of default (if not cured or waived) under covenants contained in debt instruments that could have a material adverse effect on our business, financial condition and operating results. High interest rates have significantly increased our cost of capital. Although we have an option to extend the maturity date of certain of our debt upon payment of a fee and meeting other conditions, the applicable conditions may not be met, and we may be required to repay or refinance our existing debt with new debt at less favorable terms. Excessive or expensive debt could reduce the available cash flow to fund, or limit our ability to obtain financing for, working capital, lease obligations, capital expenditures, refinancing, acquisitions, development or redevelopment projects or other purposes and hinder our ability to pay distributions to our shareholders.
If we default under any of our debt obligations, we may be in default under other debt agreements of ours that have cross default provisions, including our credit agreement and our senior notes indentures and their supplements. In such case, our lenders or noteholders may demand immediate payment of any outstanding debt and could seek payment from the subsidiary guarantors under our credit agreement or certain of our senior notes, seek to sell any pledged equity interests of certain subsidiaries or the mortgaged properties owned by certain pledged subsidiaries, or we could be forced to liquidate our assets for less than the values we would receive in a more orderly process.
We may fail to comply with the terms of our debt agreements, which could adversely affect our business and prohibit us from paying distributions to our shareholders.
Our debt agreements include various conditions, covenants and events of default. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including for reasons beyond our control. If any of the covenants in these debt agreements are breached and not cured within any applicable cure period, we could be required to repay the debt immediately, even in the absence of a payment default, or be prevented from refinancing maturing debt or issuing new debt. Complying with these covenants may limit our ability to take actions that may be beneficial to us and our security holders.
Our credit agreement and our senior notes indentures and their supplements require us to comply with certain financial and other covenants. These covenants may limit our operational flexibility and acquisition and disposition activity. Our ability to comply with those covenants will depend upon the net rental income and hotel operating returns we receive from our properties, or in the case of our credit agreement, the performance and value of properties securing our revolving credit facility. If our rents or returns decline, or the performance or values of our properties decline, we may be unable to borrow under our revolving credit facility. If we are unable to borrow under our revolving credit facility, we may be unable to meet our obligations or grow our business by acquiring additional properties or otherwise. If we default under our credit agreement, our lenders may demand immediate payment and could seek payment from the subsidiary guarantors under our credit agreement, seek to sell any pledged equity interests of certain subsidiaries or the mortgaged properties owned by such pledged subsidiaries, or may elect not to fund future borrowings. During the continuance of any event of default under our credit agreement, we may be limited or, in some cases, prohibited from paying distributions to our shareholders. Any default under our credit agreement that results in acceleration of our obligations to repay outstanding debt or in our no longer being permitted to borrow under our revolving credit facility would likely have serious adverse consequences to us and would likely cause the value of our securities to decline.
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
We have a substantial amount of debt that is secured by properties that we own or by a pledge of the equity interests of certain of our subsidiaries. Secured debt, including mortgage and asset backed debt, increases our risk of asset and property losses because defaults on debt secured by our assets may result in foreclosure actions initiated by lenders and ultimately our loss of the property or other assets securing any loans for which we are in default. Any foreclosure on a mortgaged property or group of properties could have a material adverse effect on the overall value of our portfolio of properties and more generally on us. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could materially and adversely affect us.
We face challenges from uncertainties regarding interest rates and high interest rates have significantly increased our interest expense and may otherwise materially and negatively affect us.
In response to significant and prolonged increases in inflation, the U.S. Federal Reserve raised interest rates eleven times during 2022 and 2023. The U.S. Federal Reserve then paused rate increases in the fourth quarter of 2023 following the deceleration of inflationary growth, and cut interest rates three times in late 2024, and it may further reduce interest rates, increase interest rates or maintain current interest rates. Interest rates remain high compared to historical levels, and high interest rates may materially and negatively affect us in several ways, including:
•one of the factors that investors typically consider important in deciding whether to buy or sell our common shares is the distribution rate on our common shares relative to prevailing interest rates, and our quarterly cash distribution rate on our common shares is currently $0.01 per common share in order to enhance our liquidity until our leverage profile otherwise improves. At current interest rate levels, investors may expect a higher distribution rate than we are able to pay, which may increase our cost of capital, or they may sell our common shares and seek alternative investments with higher distribution rates. Sales of our common shares may cause a decline in the market price of our common shares;
•amounts outstanding under our revolving credit facility require interest to be paid at floating interest rates. High interest rates have significantly increased our borrowing costs, which adversely affects our cost of refinancing our fixed rate debts when they become due, our cash flows, our ability to pay principal and interest on our debt and our ability to pay distributions to our shareholders. Additionally, if we choose to hedge our interest rate risk, we cannot be sure that the hedge will be effective or that our hedging counterparty will meet its obligations to us;
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
In the fourth quarter of 2024, we announced our plan to sell 114 extended stay and select service hotels managed by Sonesta to repay debt and reduce our capital expenditures. We also plan to selectively sell certain properties from time to time to reduce our leverage, fund capital expenditures and future acquisitions and strategically update, rebalance and reposition our investment portfolio. Our ability to sell properties and the prices we may receive in any such sales, may be affected by various factors. In particular, these factors could arise from, among other things:
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
•unfavorable local, national or international economic conditions, such as uncertainties surrounding interest rates and inflation, supply chain challenges, economic downturns or a possible recession and labor market conditions; and
•changes in laws, regulations or fiscal policies of jurisdictions in which the properties are located.
For example, current market conditions have caused, and may continue to cause, increased capitalization rates which, together with increased interest rates, have resulted in reduced commercial real estate transaction volume, and such conditions may continue or worsen. We may not succeed in selling properties and any sales may be delayed or may not occur or, if sales do occur, the terms may not meet our expectations and we may incur losses in connection with any sales. In addition, we may elect to forego or abandon property sales. If we are unable to realize proceeds from the sale of assets sufficient to allow us to reduce our leverage to a level we, or rating agencies or possible financing sources, believe appropriate, we may be unable to fund capital investments or future acquisitions to grow our business. In addition, we may elect to change or abandon our strategy and forego or abandon property or other asset sales.
We have a high concentration of properties that are operated by Sonesta or TA.
As of December 31, 2024, Sonesta operated 181 of our 206 hotels, which constituted 50.0% of our historical real estate investments, and we leased 175 travel centers to TA, which constituted approximately 28.7% of our total historical real estate investments. If either Sonesta or TA were to fail to successfully operate our properties or meet their obligations under our agreements, our income from these properties may be adversely affected. Further, if we were required to replace Sonesta or TA, we could experience significant disruptions in operations at the applicable properties, which could reduce our income and cash flows from, and the value of, those properties.
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
Approximately 55.8% of our historical real estate investments as of December 31, 2024, are in our hotel properties. Our hotels are subject to operating risks common to the hotel industry, many of which are beyond our control and may impact Sonesta and our other managers, including risks associated with:
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
For these reasons, among others, Sonesta may be unable to pay amounts due to us under the terms of our management agreements with Sonesta. For further information about our management agreements with Sonesta, see Notes 4, 5 and 9 to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K.
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
•our liquidity position;
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
Our results of operations depend, in part, on our ability to lease our retail properties by renewing or re-leasing expiring leases and leasing vacant space and optimizing our tenant mix. As of December 31, 2024, leases representing approximately 2.2% of our annualized minimum net lease rents will expire during 2025. As of December 31, 2024, 3.9% of the leasable square footage of our net lease properties was vacant. Current tenants may decline, or may not have the financial resources available, to renew current leases and we cannot guarantee that leases that are renewed will have terms that are as economically favorable to us as the expiring lease terms. If tenants do not renew their leases as they expire, or renew for less space, we will have to find new tenants to lease our properties and there is no guarantee that we will be able to find new tenants or that our properties will be re-leased at rental rates equal to or above the current average rental rates or that substantial rent abatements, tenant improvement allowances, early termination rights, below-market renewal options or other lease incentive payments will not be offered to attract new tenants. Unfavorable market and industry conditions, including uncertainties surrounding interest rates and inflation, supply chain challenges, economic downturns or a possible recession and labor market conditions, may increase these risks. We may experience significant costs in connection with renewing, leasing or re-leasing our properties, which could materially and adversely affect us.
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
Bankruptcy law may adversely impact us.
The occurrence of a tenant bankruptcy could reduce the rent we receive from that tenant, and the current economic conditions, such as uncertainties surrounding interest rates and inflation, supply chain disruptions, economic downturns or a possible recession and labor market conditions, may increase the risk of our tenants or hotel managers filing for bankruptcy. If a tenant files for bankruptcy, federal law may prohibit us from evicting that tenant based solely upon its bankruptcy, and a bankrupt tenant may be authorized to reject and terminate its lease with us. Any claims against a bankrupt tenant for unpaid future rent would be subject to statutory limitations that may be substantially less than the contractually specified rent we are owed under the lease, and any claim we have for unpaid past rent may not be paid in full. If any of our tenants or hotel managers files for bankruptcy, we may experience delays in enforcing our rights, we may be limited in our ability to replace the tenant or hotel manager and we may incur substantial costs in protecting our investment and re-leasing or finding a replacement tenant or hotel manager.

Insurance may not adequately cover our losses, and insurance costs may increase.
We or our operators are generally responsible for the costs of insurance coverage for our properties and the operations conducted on them, including for casualty, liability, malpractice, fire, extended coverage and rental or business interruption loss insurance. In the future, we may acquire properties for which we are responsible for the costs of insurance. The costs of insurance may increase, which may have an adverse effect on us and our operators. Increased insurance costs may adversely affect our operators’ abilities to operate our properties profitably and provide us with desirable returns and our operators’ abilities to pay us rent or result in downward pressure on rents we can charge under new or renewed leases. Losses of a catastrophic nature, such as those caused by hurricanes, flooding, volcanic eruptions and earthquakes or losses as a result of outbreaks of pandemics or acts of terrorism, may be covered by insurance policies with limitations such as large deductibles or co-payments that we or an operator may not be able to pay. Insurance proceeds may not be adequate to restore an affected property to its condition prior to a loss or to compensate us for our losses, including lost revenues or other costs. Certain losses, such as losses we may incur as a result of known or unknown environmental conditions, are not covered by our insurance. Market conditions or our loss history may limit the scope of insurance or coverage available to us on economic terms. If we determine that an uninsured loss or a loss in excess of insured limits occurs and if we are not able to recover amounts from our operators for certain losses, we may have to incur uninsured costs to mitigate such losses or lose all or a portion of the capital invested in a property, as well as the anticipated future revenue from the property.
We are subject to risks from adverse weather, natural disasters and adverse impacts from global climate change, and we incur significant costs and invest significant amounts with respect to these matters.
We are subject to risks and could be exposed to additional costs from adverse weather, natural disasters and adverse impacts from global climate change. For example, our properties could be severely damaged or destroyed from either singular extreme weather events (such as floods, storms and wildfires) or through long-term impacts of climatic conditions (such as precipitation frequency, weather instability and rise of sea levels). We own a significant number of properties in the Southeastern United States which has been increasingly impacted by severe weather and rising sea levels in recent years. Severe weather events and climatic conditions could also adversely impact us and the tenants of our properties if we or they are unable to operate our or their businesses due to damage resulting from such events. Insurance may not adequately cover all losses sustained by us or the tenants of our properties. If we fail to adequately prepare for such events, our revenues, results of operations and financial condition may be impacted. In addition, we may incur significant costs in preparing for possible future climate change or in response to our tenants’ requests for such investments and we may not realize desirable returns on those investments.
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
Security breaches, computer viruses, attacks by hackers, online fraud schemes and similar breaches have created and can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. The risk of a security breach or disruption, particularly through cyberattack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the intensity and sophistication of attempted attacks and intrusions from around the world have increased. The cybersecurity risks to us or our third party vendors are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetrate illegal or fraudulent activities, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in RMR’s, our hotel managers’ or other third parties’ information technology networks and systems or operations. Although much of RMR’s and Sonesta’s staff work from their respective offices for a majority of the work week, flexible working arrangements have resulted in increased remote working. This and other possible changing work practices have adversely impacted, and may in the future adversely impact, RMR’s, our hotel managers’ or other third parties’ abilities to maintain the security, proper function and availability of their respective information technology and systems since remote working by their employees could strain their respective technology resources and introduce operational risk, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that have sought, and may seek, to exploit remote working environments. In addition, RMR’s, our hotel managers’ or other third parties’ data security, data privacy, investor reporting and business continuity processes could be impacted by a third party’s inability to perform in a remote work environment or by the failure of, or attack on, their information systems and technology.
The SEC has adopted rules requiring public companies to disclose material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy and governance in annual reports. With the SEC particularly focused on cybersecurity, we expect increased scrutiny of RMR’s policies and systems designed to manage our cybersecurity risks and our related disclosures. In addition, the SEC has indicated that one of its examination priorities for the Office of Compliance Inspections and Examinations is to continue to examine cybersecurity procedures and controls, including testing the implementation of these procedures and controls.
Any failure by RMR, our hotel managers or other third party vendors to maintain the security, proper function and availability of their respective information technology and systems, or any failure by RMR, our hotel managers or other third party vendors to provide the appropriate regulatory and other notifications in a timely manner could result in financial losses, interrupt our operations, damage our reputation, cause us to be in default of material contracts and subject us to liability claims or regulatory penalties, any of which could materially and adversely affect our business and the value of our securities.
RMR is incorporating AI into some of its business workflows and processes, and challenges with properly managing its use could result in reputational harm, competitive harm, legal liability, and increased regulatory costs and could adversely affect our results of operations.
RMR has begun using AI and machine learning technologies to enhance certain workflows and processes used in its business, and its research into and continued deployment of such capabilities remain ongoing. AI is still in its early stages, and the introduction and incorporation of AI technologies may result in unintended consequences or other new or expanded risks and liabilities. If the content, analyses or recommendations that AI applications assist in producing are, or are alleged to be, deficient, inaccurate or biased, such as due to limitations in AI algorithms, insufficient or biased base data or flawed training methodologies, our business, financial condition, results of operations and reputation may be adversely affected. Additionally, AI technology is continuously evolving, and RMR may adopt and deploy AI technologies that could become obsolete earlier than expected, and there can be no assurance that we will realize the desired or anticipated benefits from AI. Also, our competitors or other third parties may incorporate AI into their products and services more quickly or more successfully than RMR, which could impair our ability to compete effectively and adversely affect our results of operations.
The use of AI applications to support business processes carries inherent risks related to data privacy and security, such as unintended or inadvertent transmission of proprietary or sensitive information, including personal data. AI presents emerging ethical issues, and RMR may be unsuccessful in identifying and resolving these issues before they arise. If RMR’s use of AI becomes controversial, it may experience brand or reputational harm, competitive harm, or legal liability. There is uncertainty in the legal and regulatory landscape for AI, which is not fully developed, and any laws, regulations or industry standards adopted in response to the emergence of AI may be burdensome, could entail significant costs, and may restrict or impede RMR’s ability to successfully develop, adopt and deploy AI technologies efficiently and effectively.
Sustainability initiatives, requirements and market expectations may impose additional costs and expose us to new risks.
There remains a continued focus from regulators, investors, tenants and other stakeholders concerning corporate sustainability. For example, the SEC has adopted climate change related regulations and certain states have enacted climate focused disclosure laws and we may incur significant costs in compliance with such rules if and when such regulations become effective. Some investors may use ESG factors to guide their investment strategies and, in some cases, may choose not to invest in us, or otherwise do business with us, if they believe our or RMR’s policies relating to corporate sustainability are inadequate. Third party providers of corporate sustainability ratings and reports on companies have increased in number, resulting in varied and, in some cases, inconsistent standards. In addition, the criteria by which companies’ corporate sustainability practices are assessed are evolving, which could result in greater expectations of us and RMR and cause us and RMR to undertake costly initiatives to satisfy such new criteria. Alternatively, if we or RMR elect not to or are unable to satisfy such new criteria or do not meet the criteria of a specific third party provider, some investors may conclude that our or RMR’s policies with respect to corporate sustainability are inadequate. Pursuant to RMR’s zero emissions goal, RMR has pledged to reduce its Scope 1 and 2 emissions to net zero by 2050 with a 50% reduction commitment by 2029 from a 2019 baseline. We and RMR may face reputational damage in the event that our or their corporate sustainability procedures or standards do not meet the goals that we or RMR have set or the standards set by various constituencies. If we and RMR fail to comply with ESG related regulations and to satisfy the expectations of investors and our tenants and other stakeholders or our or RMR’s announced goals and other initiatives are not executed as planned, our and RMR’s reputation could be adversely affected, and our revenues, results of operations and ability to grow our business may be negatively impacted. In addition, we may incur significant costs in attempting to comply with regulatory requirements, ESG policies or third party expectations or demands.
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
John Murray, our other Managing Trustee, Todd Hargreaves, our President and Chief Investment Officer, Brian Donley, our Chief Financial Officer and Treasurer, and Jesse Abair, our Vice President, are also officers and employees of RMR. Mr. Murray is also a director and the president and chief executive officer of Sonesta, and Mr. Donley is also the chief financial officer and treasurer of Office Properties Income Trust, or OPI, another REIT managed by RMR. Messrs. Portnoy, Murray, Hargreaves, Donley and Abair have duties to RMR, Mr. Murray has duties to Sonesta and Mr. Donley has duties to OPI, as well as to us, and we do not have their undivided attention. They and other RMR personnel may have conflicts in allocating their time and resources between us and RMR and other companies to which RMR or its subsidiaries provide services. Some of our Independent Trustees also serve as independent trustees of other public companies to which RMR or its subsidiaries provide management services.
In addition, we may in the future enter into additional transactions with RMR, its affiliates or entities managed by it or its subsidiaries. In addition to his investments in RMR Inc. and RMR, Mr. Portnoy holds equity investments in other companies to which RMR or its subsidiaries provide management services and some of these companies have significant cross ownership interests, including, for example: as of December 31, 2024, Mr. Portnoy beneficially owned, in aggregate, 1.2% of our outstanding common shares and Mr. Portnoy is the controlling shareholder of Sonesta, and we own 34% of Sonesta’s outstanding common stock. Our executive officers also own equity investments in other companies to which RMR or its subsidiaries provide management services. These multiple responsibilities, relationships and cross ownerships may give rise to conflicts of interest or the perception of such conflicts of interest with respect to matters involving us, RMR Inc., RMR, our Managing Trustees, the other companies to which RMR or its subsidiaries provide management services and their related parties. Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.
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
Sonesta managed 181 of our hotels as of December 31, 2024. Sonesta is controlled by Adam Portnoy. Mr. Portnoy, Mr. Murray and Jennifer Clark, our Secretary, are directors of Sonesta, and Mr. Murray is also Sonesta’s president and chief executive officer. Other officers and employees of Sonesta are former employees of RMR. We own 34% of Sonesta’s outstanding common stock.
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
Our declaration of trust and bylaws prohibit any shareholder, other than RMR and its affiliates (as defined under Maryland law) and certain persons who have been exempted by our Board of Trustees, from owning, directly and by attribution, more than 9.8% of the number or value of shares (whichever is more restrictive) of any class or series of our outstanding shares of beneficial interest, including our common shares. These restrictions in our declaration of trust and bylaws are intended to, among other purposes, assist with our REIT compliance under the IRC. Further, our bylaws contain provisions that generally prohibit shareholders from owning more than 5% (in value or in number of shares, whichever is more restrictive) of any class or series of our outstanding shares, including our common shares. This ownership limitation in our bylaws is intended to help us preserve our ability to use our net operating losses and other tax benefits to reduce our future taxable income. We also believe these restrictions in our declaration of trust and bylaws promote good orderly governance. However, these restrictions may also inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:
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
Our bylaws currently provide that other than any action arising under the Securities Act, the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for: (1) any Internal Corporate Claim, as such term is defined under the Maryland General Corporation Law; (2) any derivative action or proceeding brought on our behalf; (3) any action asserting a claim for breach of a fiduciary duty owed by any of our Trustees, officers, managers or other agents to us or our shareholders; (4) any action asserting a claim against us or any of our Trustees, officers, managers or other agents arising pursuant to Maryland law, our declaration of trust or bylaws, including any disputes, claims or controversies brought by or on behalf of a shareholder, either on such shareholder’s own behalf, on our behalf or on behalf of any series or class of shares of beneficial interest of ours or by our shareholders against us or any of our Trustees, officers, managers or other agents, including any disputes, claims or controversies relating to the meaning, interpretation, effect, validity, performance or enforcement of our declaration of trust or bylaws; and (5) any action asserting a claim against us or any of our Trustees, officers, managers or other agents that is governed by the internal affairs doctrine of the State of Maryland. Our bylaws currently also provide that the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for any dispute, or portion thereof, regarding the meaning, interpretation or validity of any provision of our declaration of trust or bylaws. The exclusive forum provision of our bylaws does not apply to any action for which the Circuit Court for Baltimore City, Maryland does not have jurisdiction. Unless we otherwise consent in writing, the sole and exclusive forum for claims that arise under the Securities Act is the federal district courts of the United States of America, to the fullest extent permitted by law. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of beneficial interest shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. The exclusive forum provisions of our bylaws may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our Trustees, officers, managers or other agents, which may discourage lawsuits against us and our Trustees, officers, managers or other agents.
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
Risks Related to Our Securities
Our quarterly cash distribution rate on our common shares is currently $0.01 per common share and future distributions may remain at this level for an indefinite period or be eliminated and the form of payment could change.
Beginning with the fourth quarter of 2024, we reduced our quarterly cash distribution rate on our common shares to $0.01 per common share in order to improve our liquidity. We intend to continue to pay regular quarterly distributions to our shareholders at this rate for an indefinite period, subject to applicable REIT tax requirements; however:
•our ability to pay distributions to our shareholders or sustain the rate of distributions may continue to be adversely affected if any of the risks described in this Annual Report on Form 10-K occur, including any negative impact caused by current market and economic conditions, such as uncertainties surrounding interest rates and inflation and economic downturns or a possible recession, on our business, results of operations and liquidity;
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
For these reasons, among others, our distribution rate may not increase for an indefinite period or we may cease paying distributions to our shareholders.
Further, in order to preserve liquidity, we may elect to, in part, pay distributions to our shareholders in a form other than cash, such as issuing additional common shares to our shareholders, as permitted by the applicable tax rules.
The Notes and the Guarantees are structurally subordinated to the payment of all indebtedness and other liabilities of our subsidiaries that do not guarantee the 2027 Notes, the 2029 Notes, the 2031 Notes and the 2032 Notes.
We are the sole obligor on our 8.625% senior secured notes due 2031, or the 2031 Notes, our outstanding senior unsecured notes, including our 5.50% senior notes due 2027, or the 2027 Notes, our 8.375% senior guaranteed unsecured notes due 2029, or the 2029 Notes, or our 8.875% senior guaranteed unsecured notes due 2032, or the 2032 Notes, and any notes or other debt securities we may issue in the future, or, together with the 2031 Notes and our outstanding senior unsecured notes, the Notes. Our subsidiaries that guarantee the Notes are the sole obligors on the guarantees of such notes, or the Guarantees. The subsidiaries that guarantee the 2027 Notes, the 2029 Notes, the 2031 Notes and the 2032 Notes do not currently guarantee any of our other Notes. Our non-guarantor subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Notes or the Guarantees, or to make any funds available therefor, whether by dividend, distribution, loan or other payments. The rights of holders of the Notes to benefit from any of the assets of our non-guarantor subsidiaries are subject to the prior satisfaction of claims of our non-guarantor subsidiaries’ creditors. As a result, the Notes and the Guarantees are, and, except to the extent that future Notes are guaranteed by our non-guarantor subsidiaries, will be, structurally subordinated to all indebtedness and other liabilities of our subsidiaries that do not guarantee the 2027 Notes, the 2029 Notes, the 2031 Notes and the 2032 Notes, including guarantees of or pledges under other indebtedness of ours, payment obligations under lease agreements, trade payables and preferred equity. As of December 31, 2024, our non-guarantor subsidiaries had total indebtedness and other liabilities of approximately $742.4 million (including guarantees of other indebtedness and trade payables, but excluding liabilities to us or a subsidiary guarantor), which are structurally senior to the 2027 Notes, the 2029 Notes, the 2031 Notes and the 2032 Notes.

The Notes and the Guarantees, other than the 2031 Notes and the related Guarantee, are unsecured and effectively subordinated to all of our and the subsidiary guarantors’ existing and future secured debt to the extent of the value of the assets securing such indebtedness.
The outstanding Notes and Guarantees, other than the 2031 Notes and the related Guarantee, or the Unsecured Notes and Guarantees, are not secured and any Notes we may issue in the future may not be secured. Upon any distribution to our creditors in a bankruptcy, liquidation, reorganization or similar proceeding relating to us or our property, the holders of our secured debt, including debt under our credit agreement, the 2031 Notes and our $606.6 million in aggregate principal amount of net lease mortgage notes (to the extent such debt remains outstanding and is still then secured), will be entitled to exercise the remedies available to a secured lender under applicable law and pursuant to the instruments governing such debt and to be paid in full, from the assets securing that secured debt before any payment may be made with respect to the Unsecured Notes that are not secured by those assets. In that event, because the Unsecured Notes and Guarantees will not be secured by any of our assets, it is possible that there will be no assets from which claims of holders of such Unsecured Notes can be satisfied or, if any assets remain, that the remaining assets will be insufficient to satisfy those claims in full. If the value of such remaining assets is less than the aggregate outstanding principal amount of such Unsecured Notes and accrued interest and all future debt ranking equally with such Unsecured Notes and Guarantees, we will be unable to fully satisfy our obligations under such Unsecured Notes. In addition, if we fail to meet our payment or other obligations under our secured debt, the holders of that secured debt would be entitled to foreclose on our assets securing that secured debt and liquidate those assets. Accordingly, we may not have sufficient funds to pay amounts due on such Unsecured Notes. As a result, note holders may lose a portion or the entire value of their investment in such Unsecured Notes. Further, the terms of the outstanding Unsecured Notes and Guarantees permit, and the terms of any Notes we may issue in the future may permit, us to incur additional secured debt subject to compliance with certain debt ratios. The Unsecured Notes and Guarantees will be effectively subordinated to any such additional secured debt. As of February 24, 2025, our secured debt included our $651.3 million in aggregate principal amount of net lease mortgage notes, $1.0 billion in principal amount of senior secured notes and $50.0 million of outstanding borrowings under our revolving credit facility.
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
A subsidiary guarantor may be released from its Guarantee under certain circumstances. Such release may occur at any time upon a sale, disposition or transfer, in compliance with the provisions of the indentures and related supplements governing the 2027 Notes, the 2029 Notes, the 2031 Notes and the 2032 Notes, of the capital stock of such subsidiary guarantor or of substantially all of the assets of such subsidiary guarantor, or if such subsidiary guarantor becomes an Excluded Subsidiary or a Foreign Subsidiary, as such terms are defined in the applicable indenture or supplemental indenture. In addition, if the 2027 Notes, the 2029 Notes, the 2031 Notes and the 2032 Notes have a rating equal to or higher than Baa2 (or the equivalent) by Moody’s Investor Services, or Moody’s, and BBB (or the equivalent) by Standard & Poor’s Ratings Services, or S&P, and at such time no default or event of default under the indenture and related supplements governing the 2027 Notes, the 2029 Notes, the 2031 Notes and the 2032 Notes has occurred and is continuing, the Guarantees and all other obligations of the subsidiary guarantors under the indenture will automatically terminate and be released. Accordingly, the 2027 Notes, the 2029 Notes, the 2031 Notes and the 2032 Notes may not at all times be guaranteed by some or all of the subsidiaries which guaranteed the 2027 Notes, the 2029 Notes, the 2031 Notes and the 2032 Notes on the date they were initially issued.
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

Item 2. Properties
At December 31, 2024, we owned 206 hotels and 742 service-focused retail net lease properties. The following tables summarize certain information about our properties as of December 31, 2024 (dollars in thousands):

	Hotels			Net Lease			All Properties
Location of Properties	Number of Properties	Undepreciated Carrying Value	Depreciated Carrying Value	Number of Properties	Undepreciated Carrying Value	Depreciated Carrying Value	Total Number of Properties	Total Undepreciated Carrying Value	Total Depreciated Carrying Value
Held and Used:
United States:
Alabama	2	$17,901	$9,297	32	$108,064	$76,199	34	$125,965	$85,496
Alaska	—	—	—	1	4,209	2,491	1	4,209	2,491
Arizona	14	212,879	115,287	25	180,945	130,227	39	393,824	245,514
Arkansas	—	—	—	16	84,654	50,806	16	84,654	50,806
California	36	1,102,377	689,060	22	212,801	167,988	58	1,315,178	857,048
Colorado	4	132,547	92,696	8	86,320	68,664	12	218,867	161,360
Connecticut	—	—	—	3	17,206	9,226	3	17,206	9,226
Delaware	1	15,158	11,660	—	—	—	1	15,158	11,660
Florida	12	450,066	341,218	46	189,335	143,631	58	639,401	484,849
Georgia	15	379,977	230,916	70	205,539	153,528	85	585,516	384,444
Hawaii	1	129,254	66,809	—	—	—	1	129,254	66,809
Idaho	—	—	—	2	16,925	12,771	2	16,925	12,771
Illinois	9	392,864	279,001	51	217,256	164,301	60	610,120	443,302
Indiana	2	31,408	16,038	39	177,828	130,086	41	209,236	146,124
Iowa	1	7,013	3,025	7	21,422	16,927	8	28,435	19,952
Kansas	1	17,203	10,799	5	34,354	27,913	6	51,557	38,712
Kentucky	—	—	—	12	52,600	35,826	12	52,600	35,826
Louisiana	3	241,667	163,512	12	90,502	61,647	15	332,169	225,159
Maryland	5	118,162	64,611	8	50,649	33,317	13	168,811	97,928
Massachusetts	8	253,011	163,821	—	—	—	8	253,011	163,821
Michigan	5	47,161	27,405	49	93,945	63,129	54	141,106	90,534
Minnesota	1	80,615	63,839	11	66,521	51,387	12	147,136	115,226
Mississippi	—	—	—	5	22,879	15,159	5	22,879	15,159
Missouri	3	141,972	98,148	24	88,278	60,838	27	230,250	158,986
Nebraska	—	—	—	5	23,985	13,174	5	23,985	13,174
Nevada	3	54,255	26,787	6	141,023	97,342	9	195,278	124,129
New Hampshire	—	—	—	1	4,818	2,876	1	4,818	2,876
New Jersey	8	151,811	83,990	3	74,976	49,573	11	226,787	133,563
New Mexico	2	26,528	10,304	16	94,948	59,184	18	121,476	69,488
New York	1	91,197	64,222	8	42,556	26,626	9	133,753	90,848
North Carolina	7	132,419	79,423	15	52,480	37,890	22	184,899	117,313
North Dakota	—	—	—	1	3,476	2,645	1	3,476	2,645
Ohio	5	121,140	86,558	35	228,515	156,991	40	349,655	243,549
Oklahoma	1	7,526	3,705	12	66,128	51,647	13	73,654	55,352
Oregon	1	110,318	86,891	7	71,988	58,592	8	182,306	145,483
Pennsylvania	3	97,070	53,744	28	146,085	101,922	31	243,155	155,666
Rhode Island	1	16,744	6,156	—	—	—	1	16,744	6,156
South Carolina	1	69,907	48,689	16	88,415	59,811	17	158,322	108,500
Tennessee	7	154,015	66,460	37	108,098	78,963	44	262,113	145,423
Texas	13	261,631	140,994	55	355,252	248,845	68	616,883	389,839
Utah	2	78,300	38,497	3	12,652	7,550	5	90,952	46,047
Virginia	8	131,186	67,656	18	67,696	48,695	26	198,882	116,351
Washington	7	198,244	125,971	4	19,900	16,002	11	218,144	141,973
West Virginia	1	10,649	5,055	5	13,847	9,322	6	24,496	14,377
Wisconsin	—	—	—	4	10,701	6,547	4	10,701	6,547
Wyoming	—	—	—	6	55,948	33,032	6	55,948	33,032
	194	5,484,175	3,442,244	733	3,705,719	2,643,290	927	9,189,894	6,085,534

Washington, DC	1	147,804	128,975	—	—	—	1	147,804	128,975
Ontario, Canada	2	58,179	30,123	—	—	—	2	58,179	30,123
Puerto Rico	1	217,467	130,076	—	—	—	1	217,467	130,076
	4	423,450	289,174	—	—	—	4	423,450	289,174
Total	198	$5,907,625	$3,731,418	733	$3,705,719	$2,643,290	931	$9,613,344	$6,374,708

	Hotels			Net Lease			All Properties
Location of Properties	Number of Properties	Undepreciated Carrying Value	Depreciated Carrying Value	Number of Properties	Undepreciated Carrying Value	Depreciated Carrying Value	Total Number of Properties	Total Undepreciated Carrying Value	Total Depreciated Carrying Value
Held For Sale:
Alabama	1	$8,250	$3,775	—	$—	$—	1	$8,250	$3,775
Georgia	—	—	—	1	804	518	1	804	518
Illinois	—	—	—	2	374	374	2	374	374
Indiana	—	—	—	1	73	73	1	73	73
Iowa	—	—	—	1	1,653	701	1	1,653	701
Michigan	2	15,245	8,676	1	77	77	3	15,322	8,753
Minnesota	1	13,620	3,761	—	—	—	1	13,620	3,761
Missouri	1	13,097	5,380	—	—	—	1	13,097	5,380
Ohio	—	—	—	3	2,635	1,535	3	2,635	1,535
Pennsylvania	2	20,862	10,230	—	—	—	2	20,862	10,230
Texas	1	14,066	6,715	—	—	—	1	14,066	6,715
Total	8	$85,140	$38,537	9	$5,616	$3,278	17	$90,756	$41,815
	206	$5,992,765	$3,769,955	742	$3,711,335	$2,646,568	948	$9,704,100	$6,416,523
As of December 31, 2024, 315 of our net lease properties with an aggregate undepreciated carrying value of $760.0 million were encumbered by mortgage notes with an aggregate principal balance of $606.6 million, and 70 of our net lease travel center properties with an aggregate undepreciated carrying value of $761.1 million secured our $1.0 billion senior secured notes. In addition, 69 properties, including 66 hotels and three net lease properties, with an aggregate undepreciated carrying value of $1,717.3 million secured our revolving credit facility. For further information regarding our mortgage notes, senior secured notes, and revolving credit facility, see Note 6 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
At December 31, 2024, eight of our hotels and 13 of our net lease properties were on land we leased partially or entirely from unrelated third parties. The average remaining term of the ground leases (including renewal options) for our hotels and our net lease properties is approximately 38 years (range of ten to 63 years) and 18 years (range of four months to 40 years), respectively. Ground rent payable under three of the hotel ground leases is generally calculated as a percentage of hotel revenues. Seven of the eight hotel ground leases require annual minimum rents averaging $337 thousand per year; future rent under one ground lease has been prepaid. Ground rent payable under the ground leases for our net lease properties is generally a fixed amount, averaging $505 thousand per year. Pursuant to the terms of our management agreements and leases, payments of ground lease obligations are generally made by our hotel managers and tenants. However, if a hotel manager or a tenant does not perform obligations under a ground lease or elects not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge, sale or transfer of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.
At December 31, 2024, the aggregate depreciated carrying value of our properties subject to ground leases was as follows (dollars in thousands):

Eight hotels (1)	$146,013
13 net lease (2)	46,549
Total	$192,562
(1)Two of these hotels with a depreciated carrying value totaling $52,697 are partially on land we lease from unrelated third parties. The leased land is generally used for parking. We believe these two hotels would be operable without the leased land.
(2)Three of these net lease properties with a depreciated carrying value totaling $22,266 are partially on land we lease from unrelated third parties. The leased land is generally used for additional parking or storm water runoff; however, certain building structures for one of these three net lease properties are located on leased land. We believe these three net lease properties would be operable without the leased land, although we would have to remove the part of the building structure that is located on the leased land and might replace that structure with a new building on land we own.
Item 3. Legal Proceedings
From time to time, we may become involved in litigation matters incidental to the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, we are currently not a party to any litigation which we expect to have a material adverse effect on our business.

Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares are traded on Nasdaq (symbol: SVC). As of February 24, 2025, there were 399 shareholders of record of our common shares, although there is a larger number of beneficial owners.
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended December 31, 2024:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2024 - December 31, 2024	11,915	$2.56	—	$—
(1)These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of certain former employees of RMR in connection with the vesting of prior awards of our common shares. We withheld and purchased these common shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.
Our current cash distribution rate to common shareholders is $0.01 per share per quarter, or $0.04 per share per year. However, the timing, amount and form of future distributions will be determined at the discretion of our Board of Trustees and will depend upon various factors that our Board of Trustees deems relevant, including, but not limited to, our FFO and our Normalized FFO, requirements to maintain our qualification for taxation as a REIT, limitations in our debt agreements, the availability to us of debt and equity capital, our dividend yield and our dividend yield compared to the dividend yields of other REITs, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. Therefore, we cannot be sure that we will continue to pay distributions in the future.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in Part IV, Item 15 of this Annual Report on Form 10-K.
Overview (dollars in thousands, except per share amounts and per room hotel data)
We are a REIT organized under the laws of the State of Maryland. As of December 31, 2024, we owned 948 properties in 46 states, the District of Columbia, Canada and Puerto Rico.
Consumer confidence, corporate travel and lodging demand will continue to be affected by economic and market conditions, inflationary pressures, uncertainties surrounding interest rates, unemployment levels, work from home policies, use of technologies and broader economic trends. Increased labor costs and other price inflation may continue to negatively impact our hotel operations and the operations of our tenants. An economic recession or continued or intensified disruptions in the financial markets could adversely affect our financial condition, operations at our hotels, our tenants and their ability or willingness to renew our leases or pay rent to us, may restrict our ability to obtain new or replacement financing, would likely increase our cost of capital, and may cause the values of our properties to decline.
In October 2024, we announced our plan to sell 114 extended stay and select service hotels managed by Sonesta with an aggregate of 14,925 keys and an aggregate net carrying value of $850,000. We expect to sell these hotels in 2025 and use the net sales proceeds from these sales to repay debt. To further improve our liquidity beginning with the fourth quarter of 2024, we reduced our regular quarterly cash distribution rate on our common shares from $0.20 per common share to $0.01 per common share, which we expect to result in $127,000 of annual savings.
Management Agreements and Leases. At December 31, 2024, we owned 206 hotels operated under four agreements. We leased all of these hotels to our wholly owned TRSs that are managed by hotel operating companies as of that date. At December 31, 2024, we also owned 742 service-focused retail properties leased to 177 tenants subject to “triple net” leases, where the tenants are generally responsible for the payment of operating expenses and capital expenditures. Our consolidated statements of comprehensive income (loss) include hotel operating revenues and hotel operating expenses of our managed hotels and rental income and net lease operating expenses from our net lease properties.
Hotel Portfolio. As of December 31, 2024, we owned 206 hotels. In 2024, the U.S. hotel industry generally realized increases in average daily rate, or ADR, and revenue per available room, or RevPAR, compared to the corresponding 2023 periods. Our comparable hotels produced year over year declines in ADR and RevPAR, which we believe is partially a result of disruption and displacement at certain of our hotels undergoing renovation and decreased business activity in areas where some of our hotels are located.
Comparable Hotels Data. We present RevPAR, ADR and occupancy for the periods presented on a comparable basis to facilitate comparisons between periods. We define comparable hotels as those that were owned by us and were open and operating for the entirety of the periods being compared. For the years ended December 31, 2024 and 2023, our comparable results exclude one hotel that was not owned for the entirety of the periods presented and one other hotel that suspended operations during the periods presented. The following table provides a summary of these revenue metrics for the periods presented.

	Year Ended December 31,
	2024	2023	Change
Comparable Hotels
No. of hotels	204	204	—
No. of rooms or suites	35,523	35,523	—
Occupancy	63.4%	62.9%	0.5	pts
ADR	$140.96	$142.14	(0.8)%
RevPAR	$89.32	$89.44	(0.1)%

The following table provides a summary for all of our hotels with these revenue metrics for the periods presented, which we believe are key indicators of performance at our hotels.

	Year Ended December 31,
	2024	2023	Change
All Hotels
No. of hotels	206	221	(15)
No. of rooms or suites	35,871	37,777	(1,906)
Occupancy	63.3%	62.5%	0.8	pts
ADR	$142.12	$140.94	0.8%
RevPAR	$90.01	$88.09	2.2%
Net Lease Portfolio. As of December 31, 2024, we owned 742 service-focused retail net lease properties with an aggregate of 13,292,519 square feet leased to 177 tenants subject to “triple net” leases (where the tenants are responsible for payments of operating expenses and capital expenditures) requiring annual minimum rents of $380,863. Our net lease properties were 97.6% occupied as of December 31, 2024 with a weighted (by annual minimum rent) average lease term of 8.0 years, operating under 136 brands in 21 distinct industries. TA is our largest tenant and as of December 31, 2024, leased 175 of our travel centers under five master leases that expire in 2033 and require annual minimum rents of $259,080. In addition, TA receives an annual credit of $25,000 as a result of prepaid rent. BP Corporation North America Inc. guarantees payment under the TA leases, subject to a cap.
Additional details of our hotel operating agreements and our net lease agreements are set forth in Note 4 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Results of Operations (amounts in thousands, except per share data)
Year Ended December 31, 2024, Compared to Year Ended December 31, 2023

	Year Ended December 31,
	2024	2023	$ Change	% Change
Revenues:
Hotel operating revenues	$1,496,705	$1,478,034	$18,671	1.3%
Rental income	400,223	395,829	4,394	1.1%
Total revenues	1,896,928	1,873,863	23,065	1.2%

Expenses:
Hotel operating expenses	1,274,153	1,223,906	50,247	4.1%
Net lease operating expenses	19,817	17,663	2,154	12.2%
Depreciation and amortization - hotels	221,299	216,235	5,064	2.3%
Depreciation and amortization - net lease properties	150,487	167,825	(17,338)	(10.3)%
Total depreciation and amortization	371,786	384,060	(12,274)	(3.2)%
General and administrative	40,239	45,397	(5,158)	(11.4)%
Transaction related costs	6,894	(1,623)	8,517	n/m
Loss on asset impairment, net	56,212	9,544	46,668	n/m
Total expenses	1,769,101	1,678,947	90,154	5.4%

Gain on sale of real estate, net	6,269	43,239	(36,970)	(85.5)%
Gain on equity securities, net	—	48,837	(48,837)	n/m
Interest income	4,052	20,979	(16,927)	(80.7)%
Interest expense	(383,792)	(336,342)	(47,450)	14.1%
Loss on early extinguishment of debt, net	(16,181)	(1,524)	(14,657)	n/m
Loss before income tax (expense) benefit and equity in losses of an investee	(261,825)	(29,895)	(231,930)	n/m
Income tax (expense) benefit	(1,402)	1,498	(2,900)	(193.6)%
Equity in losses of an investee	(12,299)	(4,382)	(7,917)	180.7%
Net loss	$(275,526)	$(32,779)	$(242,747)	n/m

Weighted average shares outstanding (basic and diluted)	165,338	164,988	350	0.2%

Net loss per common share (basic and diluted)	$(1.67)	$(0.20)	$(1.47)	n/m
References to changes in the income and expense categories below relate to the comparison of consolidated results for the year ended December 31, 2024 compared to the year ended December 31, 2023. For a comparison of consolidated results for the year ended December 31, 2023 compared to the year ended December 31, 2022, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2023.
Hotel operating revenues. The increase in hotel operating revenues is primarily a result of higher occupancies and average rates at certain of our hotels in 2024 ($21,096) and a hotel acquisition in June 2023 ($16,396), partially offset by the sale of certain hotels since January 1, 2023 ($18,821). Additional operating statistics of our hotels are included in the tables beginning on page 66.
Rental income. The increase in rental income is primarily a result of the TA leases that were amended in May 2023 ($5,071) and higher rental income recognized at certain net lease properties in 2024 ($302), partially offset by the sale of certain net lease properties since January 1, 2023 ($979).
Hotel operating expenses. The increase in hotel operating expenses is primarily a result of a hotel acquisition in June 2023 ($10,971) and increases in labor and benefits ($27,782), real estate taxes and insurance ($12,904) and other operating expenses ($18,012) in 2024, partially offset by our sale of certain hotels since January 1, 2023 ($19,422).

Net lease operating expenses. The increase in net lease operating expenses is primarily the result of increased property management fees ($2,335) and other operating expenses ($2,019) in 2024, partially offset by our sale of certain net lease properties since January 1, 2023 ($2,200).
Depreciation and amortization - hotels. The increase in depreciation and amortization - hotels is primarily a result of depreciation and amortization related to capital expenditures made since January 1, 2023 and our acquisition of a hotel in June 2023 ($14,207), partially offset by certain of our depreciable assets becoming fully depreciated since January 1, 2023 ($5,283) and the sale of certain hotels since January 1, 2023 ($3,860).
Depreciation and amortization - net lease properties. The decrease in depreciation and amortization - net lease properties is primarily a result of our sale of certain net lease properties since January 1, 2023 ($7,727) and certain of our depreciable assets becoming fully depreciated since January 1, 2023 ($9,611).
General and administrative. The decrease in general and administrative costs in 2024 is primarily due to decreases in business management fees ($3,699) and other professional fees ($1,459).
Transaction related costs. Transaction related costs in 2024 primarily consist of costs related to various labor litigation matters, re-opening costs and other professional fees related to major renovation projects at certain of our hotels. Transaction related costs in 2023 primarily consisted of the partial recovery of a working capital reserve related to the IHG portfolio previously deemed uncollectable and expensed during 2021 ($5,797), partially offset by costs related to hotel rebranding activity, demolition of certain vacant properties and potential acquisitions ($4,174).
Loss on asset impairment, net. We recorded a $56,212 loss on asset impairment, net in 2024 to reduce the carrying value of ten hotels and ten net lease properties to their estimated fair value or estimated fair value less costs to sell. We recorded a $9,544 loss on asset impairment, net in 2023 to reduce the carrying value of one hotel and 16 net lease properties to their estimated fair value less costs to sell.
Gain on sale of real estate, net. We recorded a $6,269 net gain on sale of real estate in 2024 in connection with the sales of 15 hotels and ten net lease properties, and a $43,239 net gain on sale of real estate in 2023 in connection with the sales of 18 hotels and 13 net lease properties.
Gain on equity securities, net. Gain on equity securities, net represents the adjustment to the carrying value of our former investment in shares of TA common stock to its fair value.
Interest income. The decrease in interest income is due to lower average cash balances invested during 2024 compared to 2023.
Interest expense. The increase in interest expense is primarily due to higher weighted average interest rates during 2024 compared to 2023.
Loss on early extinguishment of debt, net. We recorded a $16,181 loss on early extinguishment of debt, net in 2024 as a result of the redemption and purchase of certain senior notes. We recorded a $1,524 loss on early extinguishment of debt in 2023 related to the write-off of deferred financing costs and unamortized discounts in connection with the repayment of certain senior unsecured notes and the write-off of certain deferred financing costs relating to the amendment of our revolving credit facility.
Income tax (expense) benefit. The change in income tax (expense) benefit is primarily a result of increases in our foreign tax expense ($1,863) and state tax expense ($1,037) in 2024. See Note 10 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for further information.
Equity in losses of an investee. Equity in losses of an investee represents our proportionate share of the losses of Sonesta.
Net loss. Our net loss and our net loss per common share (basic and diluted) each increased in 2024 compared to 2023 primarily due to the revenue and expense changes discussed above.

Liquidity and Capital Resources (dollars in thousands, except per share amounts)
Our Managers and Tenants
As of December 31, 2024, all 206 of our hotels were managed and operated by four hotel operating companies and our 742 service-focused retail net lease properties were leased to 177 tenants. The costs of operating and maintaining our properties are generally paid by the hotel managers as agents for us or by our tenants for their own account. Our hotel managers and tenants derive their funding for property operating expenses and for returns and rents due to us generally from property operating revenues and, to the extent these parties themselves fund our owner’s priority returns and rents, from their separate resources. As of December 31, 2024, our hotel managers included Sonesta (181 hotels), Hyatt (17 hotels), Radisson (seven hotels) and IHG (one hotel). TA is our largest tenant (175 travel centers).
We recorded reserves for uncollectable amounts and reduced rental income by $2,158 and $4,927 during the years ended December 31, 2024 and 2023, respectively, based on our assessment of the collectability of rents. We had reserves for uncollectable rents of $5,058 and $3,436 as of December 31, 2024 and 2023, respectively, included in other assets, net in our consolidated balance sheets.
We define net lease rent coverage as earnings before interest, taxes, depreciation, amortization and rent, or EBITDAR, divided by the annual minimum rent due to us weighted by the minimum rent of the property to total minimum rents of the net lease portfolio. Tenants with no minimum rent required under the lease are excluded. EBITDAR amounts used to determine rent coverage are generally for the latest twelve-month period, based on the most recent operating information, if any, furnished by our tenants. Operating statements furnished by our tenants often are unaudited and, in certain cases, may not have been prepared in accordance with GAAP and are not independently verified by us. In instances where we do not have tenant financial information, we calculate an implied coverage ratio for the period based on other tenants with available financial statements operating the same brand or within the same industry. As a result, we believe using this implied coverage metric provides a more reasonable estimated representation of recent operating results and the financial condition for those tenants. Our net lease properties generated rent coverage of 2.10x and 2.46x as of December 31, 2024 and 2023, respectively.
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
The following is a summary of our sources and uses of cash flows for the periods presented:

	Year Ended December 31,
	2024	2023
Cash and cash equivalents and restricted cash at the beginning of the period	$197,830	$45,420
Net cash provided by (used in):
Operating activities	139,391	485,549
Investing activities	(222,859)	(29,577)
Financing activities	43,024	(303,562)
Cash and cash equivalents and restricted cash at the end of the period	$157,386	$197,830
The decrease in cash flow provided by operating activities in the 2024 period is primarily due to $188,000 of prepaid rent received from TA in the 2023 period, higher interest expense and lower hotel returns in the 2024 period. The increase in cash flow used in investing activities in the 2024 period is primarily due to proceeds from the sale of TA common shares and higher proceeds from the sale of real estate in the 2023 period and increased real estate improvements during the 2024 period, partially offset by acquisitions in the 2023 period. The change from cash flow used in financing activities in the 2023 period to cash flow provided by financing activities in the 2024 period is primarily due to higher net borrowings in the 2024 period.

We maintain our qualification for taxation as a REIT under the IRC by meeting certain requirements. We lease 206 hotels to our wholly owned TRSs that are managed by hotel operating companies. As a REIT, we do not expect to pay federal income taxes on the majority of our income; however, the income realized by our TRSs in excess of the rent they pay to us is subject to U.S. federal income tax at corporate income tax rates. In addition, the income we receive from our hotels in Canada and Puerto Rico is subject to taxes in those jurisdictions and we are subject to taxes in certain states where we have properties despite our qualification for taxation as a REIT.
Our Investment and Financing Liquidity and Capital Resources
Our hotel operating agreements generally provide that, if necessary, we may provide our managers with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. During the year ended December 31, 2024, we funded $291,192 for capital improvements in excess of FF&E reserves available to our hotels. We currently expect to fund $250,000 during 2025 for capital improvements to certain hotels using cash on hand and borrowings under our revolving credit facility.
Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. We own all the FF&E escrows for our hotels. During the year ended December 31, 2024, certain of our hotel managers deposited $6,135 to these accounts and spent $6,375 from the FF&E reserve escrow accounts to renovate and refurbish our hotels. As of December 31, 2024, there was $5,443 on deposit in these escrow accounts, which was held directly by us and is reflected in our consolidated balance sheets as restricted cash.
Our net lease portfolio leases do not require FF&E escrow deposits and tenants under these leases are generally required to maintain the leased properties, including structural and non-structural components. We may provide tenant improvement allowances to tenants in certain cases or may develop sites with the intent to lease them. During the year ended December 31, 2024, we funded $5,494 for capital improvements to our net lease properties. As of December 31, 2024, we had $1,534 of unspent leasing-related obligations related to certain of our net lease tenants.
During the year ended December 31, 2024, we sold 15 hotels with an aggregate of 1,910 rooms for an aggregate sales price of $97,315, excluding closing costs, and ten net lease properties with an aggregate of 96,929 square feet for an aggregate sales price of $8,547, excluding closing costs. From January 1, 2025 through February 24, 2025, we sold one hotel with 149 keys for a sales price of $4,000, excluding closing costs, and two net lease properties with an aggregate of 49,081 square feet for an aggregate sales price of $1,300, excluding closing costs. We have also entered into agreements to sell five hotels with an aggregate of 623 keys for an aggregate sales price of $28,500, excluding closing costs, and two net lease properties with an aggregate of 155,559 square feet for an aggregate sales price of $5,800, excluding closing costs. These pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales, that these sales will not be delayed or that the terms will not change. We continue to market two hotels with an aggregate of 234 keys and six net lease properties with an aggregate of 80,249 square feet for sale. We believe it is probable that the sales of these properties will be completed within one year. We expect to use the net sales proceeds from these sales for general business purposes.
In February 2025, we entered into an agreement to acquire one net lease property with 5,120 square feet for a purchase price of $5,297, excluding closing costs. We expect to complete this acquisition in the first quarter of 2025 using cash on hand.
In October 2024, we announced our plan to sell 114 extended stay and select service hotels managed by Sonesta with an aggregate of 14,925 keys and an aggregate net carrying value of $850,000. We expect to sell these hotels in 2025 and use the net sales proceeds from these sales to repay debt.
During the year ended December 31, 2024, we funded $15,266 of capital contributions to Sonesta to support its growth initiatives, including its franchising efforts, using cash on hand.
During the year ended December 31, 2024, we declared and paid regular quarterly distributions to our common shareholders using cash on hand as follows:

Declaration Date	Record Date	Paid Date	Distribution Per Common Share	Total Distributions
January 11, 2024	January 22, 2024	February 15, 2024	$0.20	$33,154
April 11, 2024	April 22, 2024	May 16, 2024	0.20	33,152
July 11, 2024	July 22, 2024	August 15, 2024	0.20	33,178
October 16, 2024	October 28, 2024	November 14, 2024	0.01	1,666
			$0.61	$101,150

On January 16, 2025, we declared a regular quarterly distribution to common shareholders of record on January 27, 2025 of $0.01 per share, or $1,666. We paid this distribution on February 20, 2025 using cash on hand.
In order to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $650,000 secured revolving credit facility which is governed by a credit agreement. This revolving credit facility is available for general business purposes, including acquisitions. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity and no principal repayments are due until maturity. Availability of borrowings under our credit agreement is subject to ongoing minimum performance and market values of the collateral properties, satisfying certain financial covenants and other credit facility conditions. The maturity date of our revolving credit facility is June 29, 2027, and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to further extend the stated maturity date of the facility by two additional six-month periods.
Interest payable on drawings under our revolving credit facility is based on SOFR plus a margin ranging from 1.50% to 3.00% based on our leverage ratio, as defined in our credit agreement, which was 2.50% as of December 31, 2024. As collateral for all loans and other obligations under the facility, certain of our subsidiaries pledged all of their respective equity interests in certain of our direct and indirect property owning subsidiaries, and our pledged subsidiaries provided first mortgage liens on 69 properties, including 66 hotels and three net lease properties, with an aggregate undepreciated carrying value of $1,717,254 as of December 31, 2024. During the year ended December 31, 2024, we sold three hotels that served as collateral under our revolving credit facility. In connection with the sales of these hotels, the hotels were released from the collateral pool in accordance with the terms of our revolving credit facility. We also pay unused commitment fees of 20 to 30 basis points per annum on the total amount of lending commitments under our revolving credit facility based on amounts outstanding. As of December 31, 2024 and 2023, the annual interest rate payable on borrowings under our revolving credit facility was 6.99% and 7.88%, respectively. As of December 31, 2024 and February 24, 2025, we had $150,000 and $50,000, respectively, outstanding under our revolving credit facility and $500,000 and $600,000, respectively, available for borrowing.
Availability under our revolving credit facility is partially based on the performance of the properties serving as collateral under the facility. Based on expectations of performance of certain of the collateral properties, we and our lenders amended the credit facility in October 2024 to temporarily reduce the required collateral property debt yield from 12% to 8.5% from September 30, 2024 through December 31, 2024, and increase the required collateral property debt yield to 9.5% for the quarter ending March 31, 2025; 10% for the quarter ending June 30, 2025; 11% for the quarter ending September 30, 2025; and 12% for the quarter ending December 31, 2025 and thereafter. Subject to meeting these revised collateral property debt yield levels and meeting other conditions, we will continue to have full access to undrawn amounts under our revolving credit facility.
In February 2025, we and our lenders further amended our revolving credit facility to reduce the required debt service coverage ratio covenant from 1.50 times to 1.30 times effective with respect to the fourth quarter of 2024 and continuing through the end of the loan term. In order to exercise the first extension option, we would be required to maintain the 1.50 times debt service coverage level as of and for the duration of the extension period. We also agreed to change the required collateral property debt yield to 10% effective with respect to the first quarter of 2025 and continuing through the end of the loan term and to swap collateral properties as follows: 49 hotels with an aggregate of 8,197 keys and an aggregate undepreciated carrying value of $1,402,307 will be released from the collateral pool and 35 travel centers leased to TA, which travel centers we refer to as our TA No. 5 lease, with an aggregate undepreciated carrying value of $601,684, will be added as collateral to our revolving credit facility. Of the hotels being released from the collateral pool, 38 hotels with an aggregate of 5,078 keys and an aggregate undepreciated carrying value of $689,592 are part of our hotel disposition plan. The corresponding equity pledges will be swapped as well. We expect to complete this collateral swap by the end of the second quarter of 2025.

Senior Guaranteed Unsecured Notes Issuance and Repayment of 2025 Maturities
In June 2024, we issued $700,000 aggregate principal amount of the 2029 Notes and $500,000 aggregate principal amount of the 2032 Notes in underwritten public offerings. The aggregate net proceeds from these offerings were $1,162,077, after underwriting discounts and other offering expenses. These notes are fully and unconditionally guaranteed, on a joint and several basis and on a senior unsecured basis, by all of our subsidiaries, except for our foreign subsidiaries and certain other excluded subsidiaries. Such other excluded subsidiaries include, but are not limited to, subsidiaries whose equity has been pledged to secure borrowings under our credit agreement and our 2031 Notes and subsidiaries whose assets secure our net lease mortgage notes. We used the net proceeds from the issuance of these notes and cash on hand to redeem all of our outstanding 7.50% senior unsecured notes due 2025 and purchase and satisfy and discharge all of our outstanding 4.50% senior unsecured notes due 2025.
Net Lease Mortgage Notes
On January 27, 2025, our wholly owned, special purpose bankruptcy remote, indirect subsidiary, SVC ABS LLC, or the Issuer, issued a variable funding note, or VFN, secured by the 315 net lease properties that also secure our existing $606,611 of net lease mortgage notes. The VFN permits borrowings on a revolving basis up to $45,000 and the Issuer can borrow, repay and reborrow funds available until maturity. The maturity date of the VFN is January 27, 2027, and, subject to the payment of an extension fee and meeting certain other conditions, can be extended by one year at the Issuer’s option. The VFN requires interest payments only on drawings under the VFN based on SOFR plus a margin of 1.75%, and an unused commitment fee of 50 basis points per annum paid on undrawn amounts. We borrowed $45,000 for general business purposes under the VFN upon closing.
Our debt maturities (other than our revolving credit facility) as of December 31, 2024 were as follows:

Year	Debt Maturities
2025	$1,958
2026	801,958
2027	851,958
2028	1,000,737
2029	1,125,000
Thereafter	1,900,000
$5,681,611
None of our senior note debt obligations require principal or sinking fund payments prior to their maturity dates. Our mortgage notes require monthly principal payments as described in Part II, Item 7A of this Annual Report on Form 10-K.
We currently expect to use cash on hand, the cash flows from our operations, borrowings under our revolving credit facility or VFN, net proceeds from any asset sales and net proceeds of offerings of equity or the incurrence of debt to fund our operations, capital expenditures, investments, future debt maturities, distributions to our shareholders and other general business purposes.
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

Our ability to complete, and the costs associated with, future debt transactions depend primarily upon credit market conditions and our then perceived creditworthiness. We have no control over market conditions. Our credit ratings depend upon evaluations by credit rating agencies of our business practices and plans, including our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity capital market conditions and our ability to conduct our business to maintain and grow our operating cash flows. We intend to conduct our business activities in a manner which will afford us reasonable access to capital for investment and financing activities. However, as discussed elsewhere in this Annual Report on Form 10-K, the impacts of the current, and possibly future, inflationary conditions, uncertainties surrounding interest rates and a possible economic recession are uncertain and may have various negative consequences on us and our operations, including a decline in financing availability and increased costs for financing. Further, such conditions could also disrupt the capital markets generally and limit our access to financing from public sources or on favorable terms, particularly if the global financial markets experience significant disruptions.
Debt Covenants
Our debt obligations at December 31, 2024 consisted of $150,000 of borrowings outstanding under our $650,000 revolving credit facility, $5,075,000 aggregate principal amounts of senior notes and $606,611 aggregate principal amounts of mortgage notes secured by 315 net lease retail properties. For further information regarding our indebtedness, see Note 6 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Our publicly and privately issued senior notes are governed by our indentures and related supplements. These indentures and related supplements and our credit agreement contain covenants that generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, and require us to maintain various financial ratios. Our credit agreement, net lease mortgage notes, secured senior notes and unsecured senior notes, indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR ceasing to act as our business manager. As of December 31, 2024, we believe we were in compliance with all of the covenants under our indentures and their supplements, net lease mortgage notes and our credit agreement.
Senior Notes Indenture Covenants
The following table summarizes the results of the financial tests required by the indentures and related supplements for our senior secured and unsecured notes as of December 31, 2024:

	Actual Results	Covenant Requirement
Total debt / adjusted total assets	54.9%	Maximum of 60%
Secured debt / adjusted total assets	16.5%	Maximum of 40%
Consolidated income available for debt service / debt service	1.52x	Minimum of 1.50x
Total unencumbered assets / unsecured debt	175.3%	Minimum 150%
Total unencumbered assets in guarantor subsidiaries / senior guaranteed unsecured debt	4.14x	Minimum of 2.20x
As of December 31, 2024, adjusted total assets for covenant purposes as defined in our senior notes indentures were $10,625,259 and assets encumbered under our revolving credit facility, serving as collateral for our net lease mortgage notes or secured senior notes represented $3,482,758 of adjusted total assets, as defined in our senior notes indentures. Our unencumbered hotels, travel centers, other net lease properties and other corporate assets represent $4,438,943, $1,589,727, $837,667 and $276,164 of adjusted total assets, respectively.
The following table presents the calculation of adjusted total assets to total assets in accordance with GAAP:

Total assets	$7,119,558
Plus: accumulated depreciation	3,238,636
Plus: impairment and other adjustments to reflect original cost of real estate assets	476,664
Less: accounts receivable and intangibles	(209,599)
Adjusted total assets	$10,625,259
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
Supplemental Guarantor Information
Our 2027 Notes, 2029 Notes and 2032 Notes are fully and unconditionally guaranteed, on a joint and several basis and on a senior unsecured basis, by all of our subsidiaries, except for certain excluded subsidiaries, including our foreign subsidiaries and our subsidiaries pledged under our credit agreement and our net lease mortgage notes. The notes and the guarantees will be effectively subordinated to all of our and the subsidiary guarantors’ secured indebtedness, respectively, to the extent of the value of the collateral securing such secured indebtedness, and will be structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. Our remaining $2,425,000 of senior unsecured notes do not have the benefit of any guarantees.
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
The following table presents summarized financial information for us and the subsidiary guarantors, on a combined basis after elimination of (i) intercompany transactions and balances among us and the subsidiary guarantors and (ii) equity in earnings from, and any investments in, any of our non-guarantor subsidiaries:

As of December 31, 2024
Real estate properties, net(1)	$4,167,260
Other assets, net	507,507

Indebtedness, net	$5,142,420
Intercompany balances(2)	751,637
Other liabilities	358,778

Year Ended December 31, 2024
Revenues	$1,643,822
Expenses	1,859,977
Net loss	$(216,155)
(1)Real estate properties, net as of December 31, 2024 includes $150,271 of properties owned directly by us and not included in the assets of the subsidiary guarantors.
(2)Intercompany balances represent payables to non-guarantor subsidiaries.

Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc. and Sonesta and others affiliated with them. For further information about these and other such relationships and related person transactions, see Notes 4, 5, 8 and 9 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which are incorporated herein by reference and our other filings with the SEC, including our definitive Proxy Statement for our 2025 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2024. For further information about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements,” “Business” in Part I, Item 1 and “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. We may engage in additional transactions with related persons, including businesses to which RMR or its subsidiaries provide management services.
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
We have determined that each of our wholly owned TRSs is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board Accounting Standards Codification™, or ASC. We have concluded that we must consolidate each of our wholly owned TRSs because we are the entity with the power to direct the activities that most significantly impact such VIE’s performance and we have the obligation to absorb the majority of the potential variability in gains and losses of each VIE, with the primary focus on losses, and are therefore the primary beneficiary of each VIE.
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
We account for income taxes in accordance with the Income Taxes Topic of the ASC. Under this Topic, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We establish valuation allowances to reduce deferred tax assets to the amounts that are expected to be realized when necessary. We have elected to be taxed as a REIT under the IRC and are generally not subject to federal and state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. Despite our qualification for taxation as a REIT, we are subject to income tax in Canada, Puerto Rico and in certain states. Further, we lease our managed hotels to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated tax return and are subject to federal, state and foreign income tax. Our consolidated income tax provision (or benefit) includes the income tax provision (or benefit) related to the operations of the TRSs and state and foreign income taxes incurred by us despite our qualification for taxation as a REIT. The Income Taxes Topic also prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Tax benefits are recognized only to the extent that it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. Tax returns filed for the 2021 through 2024 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.
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

Property and Operating Statistics (dollars in thousands, except hotel statistics)
As of December 31, 2024, we owned and managed a diverse portfolio of hotels and net lease properties across the United States and in Puerto Rico and Canada with 145 distinct brands across 22 industries.
Hotel Portfolio
The following tables summarize the operating statistics, including occupancy, ADR and RevPAR reported to us by our hotel managers by hotel brand for the periods indicated. All operating data presented are based upon the operating results provided by our hotel managers for the indicated periods. We have not independently verified our managers’ operating data.

Comparable Hotels*		No. of Hotels	No. of Rooms or Suites	Occupancy			ADR			RevPAR
				Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
Brand	Service Level			2024	2023	Change	2024	2023	Change	2024	2023	Change
Sonesta Hotels & Resorts®	Full Service	21	6,955	58.6%	63.2%	(4.6) pts	$154.95	$153.25	1.1%	$90.81	$96.84	(6.2)%
Royal Sonesta Hotels®	Full Service	17	5,663	61.3%	56.5%	4.8 pts	233.24	237.63	(1.8)%	143.02	134.35	6.5%
Radisson® Hotels & Resorts	Full Service	5	1,149	65.4%	62.2%	3.2 pts	147.07	147.06	—%	96.14	91.50	5.1%
Crowne Plaza®	Full Service	1	495	63.3%	60.6%	2.7 pts	142.09	141.30	0.6%	90.01	85.65	5.1%
Country Inn & Suites® by Radisson	Full Service	2	346	70.2%	67.2%	3.0 pts	148.28	145.96	1.6%	104.14	98.08	6.2%
Full Service Total/Average		46	14,608	60.6%	60.5%	0.1 pts	184.33	182.89	0.8%	111.75	110.69	1.0%
Sonesta Select®	Select Service	42	6,131	57.9%	55.8%	2.1 pts	115.31	119.14	(3.2)%	66.80	66.48	0.5%
Hyatt Place®	Select Service	17	2,107	63.4%	65.3%	(1.9) pts	120.48	122.23	(1.4)%	76.35	79.87	(4.4)%
Select Service Total/Average		59	8,238	59.3%	58.2%	1.1 pts	116.73	120.02	(2.7)%	69.24	69.91	(1.0)%
Sonesta ES Suites®	Extended Stay	52	6,689	69.3%	68.9%	0.4 pts	127.17	131.81	(3.5)%	88.08	90.79	(3.0)%
Sonesta Simply Suites®	Extended Stay	47	5,988	69.0%	68.6%	0.4 pts	92.17	92.06	0.1%	63.62	63.14	0.8%
Extended Stay Total/Average		99	12,677	69.1%	68.7%	0.4 pts	110.67	113.15	(2.2)%	76.52	77.78	(1.6)%
Comparable Hotels Total/Average		204	35,523	63.4%	62.9%	0.5 pts	$140.96	$142.14	(0.8)%	$89.32	$89.44	(0.1)%
*We define comparable hotels as those that were owned by us and were open and operating for the entirety of the periods being compared. For the years ended December 31, 2024 and 2023, our comparable results exclude two hotels; one of the hotels was not owned for the entirety of the periods presented and the other hotel suspended operations during the periods presented.

All Hotels*		No. of Hotels	No. of Rooms or Suites	Occupancy			ADR			RevPAR
				Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
Brand	Service Level			2024	2023	Change	2024	2023	Change	2024	2023	Change
Sonesta Hotels & Resorts®	Full Service	22	7,205	59.2%	63.2%	(4.0) pts	$160.51	$158.43	1.3%	$94.96	$100.21	(5.2)%
Royal Sonesta Hotels®	Full Service	17	5,663	61.3%	56.5%	4.8 pts	233.24	237.63	(1.8)%	143.02	134.35	6.5%
Radisson® Hotels & Resorts	Full Service	5	1,149	65.4%	62.2%	3.2 pts	147.07	147.06	—%	96.14	91.50	5.1%
Crowne Plaza®	Full Service	1	495	63.3%	60.6%	2.7 pts	142.09	141.30	0.6%	90.01	85.65	5.1%
Country Inn & Suites® by Radisson	Full Service	2	346	70.2%	67.2%	3.0 pts	148.28	145.96	1.6%	104.14	98.08	6.2%
Full Service Total/Average		47	14,858	60.9%	60.6%	0.3 pts	186.34	184.95	0.8%	113.41	112.08	1.2%
Sonesta Select®	Select Service	42	6,131	57.9%	55.8%	2.1 pts	115.31	119.14	(3.2)%	66.80	66.48	0.5%
Hyatt Place®	Select Service	17	2,107	63.4%	65.3%	(1.9) pts	120.48	122.23	(1.4)%	76.35	79.87	(4.4)%
Select Service Total/Average		59	8,238	59.3%	58.2%	1.1 pts	116.73	120.02	(2.7)%	69.24	69.91	(1.0)%
Sonesta ES Suites®	Extended Stay	52	6,689	69.3%	68.9%	0.4 pts	127.17	131.81	(3.5)%	88.08	90.79	(3.0)%
Sonesta Simply Suites®	Extended Stay	48	6,086	68.3%	67.9%	0.4 pts	92.17	92.06	0.1%	62.97	62.49	0.8%
Extended Stay Total/Average		100	12,775	68.8%	68.4%	0.4 pts	110.67	113.15	(2.2)%	76.15	77.40	(1.6)%
All Hotels Total/Average		206	35,871	63.3%	62.8%	0.5 pts	$142.12	$143.26	(0.8)%	$90.01	$90.01	—%
* Includes results of all hotels owned as of December 31, 2024. Excludes the results of hotels sold during the periods presented and includes data for one hotel for periods prior to when we acquired it.

Net Lease Portfolio
As of December 31, 2024, our net lease properties were 97.6% occupied and we had 18 properties available for lease. During the year ended December 31, 2024, we entered into lease renewals for 613,543 rentable square feet (56 properties) at weighted (by rentable square feet) average rents that were 3.8% below the prior rents for the same space. The weighted (by rentable square feet) average lease term for these leases was 5.3 years. We also entered into new leases for 109,591 rentable square feet (four properties) at weighted (by rentable square feet) average rents that were 13.5% below the prior rents for the same space. The weighted (by rentable square feet) average lease term for these leases was 18.4 years.
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
As of December 31, 2024, our net lease tenants operated across 136 brands. The following table identifies the top ten brands based on annualized minimum rent.

	Brand	No. of Properties	Investment (1)	Percent of Total Investment	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent	Rent Coverage (2)
1.	TravelCenters of America Inc.	131	$2,254,950	44.8%	$176,793	46.4%	1.38x	(3)
2.	Petro Stopping Centers	44	1,015,156	20.2%	82,287	21.6%	1.38x	(3)
3.	The Great Escape	14	98,242	2.0%	7,711	2.0%	4.75x
4.	Life Time Fitness	3	92,617	1.8%	5,770	1.5%	2.55x
5.	Buehler's Fresh Foods	5	76,469	1.5%	5,657	1.5%	2.54x
6.	Heartland Dental	59	61,120	1.2%	4,769	1.3%	4.90x
7.	Norms	10	53,673	1.1%	3,759	1.0%	3.42x
8.	Express Oil Change	23	49,724	1.0%	3,717	1.0%	5.88x
9.	AMC Theatres	5	57,339	1.1%	3,558	0.9%	1.76x
10.	Pizza Hut	40	45,285	0.9%	3,463	0.9%	2.33x
	Other (4)	408	1,232,838	24.4%	83,379	21.9%	3.63x
	Total	742	$5,037,413	100.0%	$380,863	100.0%	2.10x
(1)Represents the historical cost of our properties plus capital improvements funded by us less impairment write-downs, if any.
(2)See page 58 for our definition of rent coverage.
(3)Rent coverage information provided by tenant is for all 175 sites on a consolidated basis and is as of December 31, 2024.
(4)Consists of 126 distinct brands with an average investment of $3,022 and average annual minimum rent of $204 per property.

As of December 31, 2024, our top ten net lease tenants based on our annualized minimum rent are listed below.

	Tenant	Brand Affiliation	No. of Properties	Investment (1)	Percent of Total Investment	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent	Rent Coverage (2)
1.	TravelCenters of America Inc. (3)	TravelCenters of America / Petro Stopping Centers	175	$3,270,106	64.9%	$259,080	68.0%	1.38	x
2.	Universal Pool Co., Inc.	The Great Escape	14	98,242	2.0%	7,711	2.0%	4.75	x
3.	Healthy Way of Life II, LLC	Life Time Fitness	3	92,617	1.8%	5,770	1.5%	2.55	x
4.	Styx Acquisition, LLC	Buehler's Fresh Foods	5	76,469	1.5%	5,657	1.5%	2.54	x
5.	Professional Resource Development, Inc.	Heartland Dental	59	61,120	1.2%	4,769	1.3%	4.90	x
6.	Norms Restaurants, LLC	Norms	10	53,673	1.1%	3,759	1.0%	3.42	x
7.	Express Oil Change, L.L.C.	Express Oil Change	23	49,724	1.0%	3,717	1.0%	5.88	x
8.	Pilot Travel Centers LLC	Flying J Travel Plaza	3	41,681	0.8%	3,279	0.9%	4.24	x
9.	Automotive Remarketing Group, Inc.	America's Auto Auction	6	38,314	0.8%	3,216	0.8%	8.03	x
10.	American Multi-Cinema, Inc.	AMC Theatres	3	46,993	0.9%	2,552	0.7%	1.02	x
	Subtotal, Top 10		301	3,828,939	76.0%	299,510	78.7%	1.75	x
	Other (4)	Various	441	1,208,474	24.0%	81,353	21.3%	3.37	x
	Total		742	$5,037,413	100.0%	$380,863	100.0%	2.10	x
(1)Represents the historical cost of our net lease properties plus capital improvements funded by us less impairment write-downs, if any.
(2)See page 58 for our definition of rent coverage.
(3)TA is our largest tenant. We lease 175 travel centers (131 under the TravelCenters of America brand and 44 under the Petro Stopping Centers brand) to a subsidiary of TA under five master leases that expire in 2033. TA has five renewal options for ten years each for all of the travel centers under each lease. BP Corporation North America Inc. guarantees payments under each of the five master leases. The aggregate guaranty as of December 31, 2024 was approximately $3,037,475. Annualized minimum rent excludes the impact of rents prepaid by TA. Rent coverage was 1.44x, 1.43x, 1.43x, 1.51x and 1.18x, for our TA leases no. 1, no. 2, no. 3, no. 4 and no. 5, respectively. Rent coverage is as of December 31, 2024.
(4)Consists of 167 tenants with an average investment of $2,740 and an average annual minimum rent of $184 per property.

As of December 31, 2024, our net lease tenants operated across 21 distinct industries within the service-focused retail sector of the U.S. economy.

	Industry	No. of Properties	Investment (1)	Percent of Total Investment	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent	Rent Coverage (2)
1.	Travel Centers	178	$3,311,787	65.7%	$262,359	68.9%	1.42x	(3)
2.	Restaurants - Quick Service	206	281,260	5.5%	19,266	5.1%	3.12x
3.	Restaurants - Casual Dining	55	194,448	3.9%	12,136	3.2%	2.89x
5.	Health and Fitness	13	187,579	3.7%	11,246	3.0%	2.26x
4.	Home Goods and Leisure	20	134,539	2.7%	10,699	2.8%	4.14x
6.	Grocery Stores	19	129,152	2.6%	9,305	2.4%	3.18x
7.	Movie Theaters	15	139,661	2.8%	8,410	2.2%	1.82x
8.	Medical, Dental Office	70	104,042	2.1%	8,215	2.2%	3.70x
9.	Automotive Equipment and Services	64	107,054	2.1%	7,799	2.0%	5.11x
10.	Automotive Dealers	8	62,656	1.2%	4,973	1.3%	6.59x
11.	Entertainment	4	61,436	1.2%	4,590	1.2%	2.27x
12.	General Merchandise Stores	4	55,457	1.1%	3,983	1.0%	2.97x
13.	Educational Services	7	44,820	0.9%	3,563	0.9%	1.76x
14.	Building Materials	29	34,006	0.7%	2,944	0.8%	7.90x
15.	Car Washes	6	30,798	0.6%	2,411	0.6%	2.94x
16.	Miscellaneous Manufacturing	5	24,355	0.5%	1,726	0.5%	13.38x
17.	Drug Stores and Pharmacies	6	17,111	0.3%	1,710	0.4%	1.03x
18.	Sporting Goods	3	18,448	0.4%	1,104	0.3%	4.26x
19.	Legal Services	5	11,362	0.2%	1,097	0.3%	4.19x
20.	Dollar Stores	3	2,971	0.1%	190	—%	1.95x
21.	Other (4)	4	25,695	0.5%	3,137	0.9%	6.54x
	Vacant	18	58,776	1.2%	—	—%	—x
	Total	742	$5,037,413	100.0%	$380,863	100.0%	2.10x
(1)Represents the historical cost of our net lease properties plus capital improvements funded by us less impairment write-downs, if any.
(2)See page 58 for our definition of rent coverage.
(3)Rent coverage for TA is as of December 31, 2024.
(4)Consists of miscellaneous businesses with an average investment of $6,424 per property.

As of December 31, 2024, lease expirations at our net lease properties by year are as follows.

Year(1)	Number of Properties	Square Feet	Annualized Minimum Rent Expiring	Percent of Total Annualized Minimum Rent Expiring	Cumulative Percent of Total Minimum Rent Expiring
2025	26	470,584	$8,475	2.2%	2.2%
2026	102	1,000,067	11,240	3.0%	5.2%
2027	36	962,760	12,696	3.3%	8.5%
2028	23	645,082	10,346	2.7%	11.2%
2029	76	628,549	11,071	2.9%	14.1%
2030	36	211,356	5,508	1.4%	15.5%
2031	27	390,854	5,049	1.3%	16.8%
2032	35	145,509	2,873	0.8%	17.6%
2033	214	5,369,470	265,391	69.7%	87.3%
2034	23	325,625	6,264	1.8%	89.1%
2035	45	1,155,578	19,197	5.0%	94.1%
2036	15	304,540	5,617	1.5%	95.6%
2037	11	318,609	3,146	0.8%	96.4%
2038	7	66,700	1,263	0.3%	96.7%
2039	10	141,443	3,703	1.0%	97.7%
2040	18	115,142	2,406	0.6%	98.3%
2041	6	216,040	2,262	0.6%	98.9%
2042	—	—	—	—%	98.9%
2043	1	57,543	155	—%	98.9%
2044	2	93,010	278	0.1%	99.0%
2045	11	154,966	3,923	1.0%	100.0%
Total	724	12,773,427	$380,863	100.0%
(1)The year of lease expiration is pursuant to contract terms.
As of December 31, 2024, shown below is the list of our top ten states where our net lease properties are located. No other state represents more than 3% of our net lease annualized minimum rents.

State	Number of Properties	Square Feet	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent
Texas	55	1,168,354	$33,680	8.8%
Illinois	53	972,329	27,346	7.2%
Ohio	38	1,335,923	26,691	7.0%
California	22	399,045	25,885	6.8%
Georgia	71	583,634	20,642	5.4%
Arizona	25	476,651	17,083	4.5%
Florida	46	529,040	16,967	4.5%
Pennsylvania	28	544,003	16,287	4.3%
Indiana	40	620,950	15,982	4.2%
New Mexico	16	246,478	11,871	3.1%
Other	348	6,416,112	168,429	44.2%
Total	742	13,292,519	$380,863	100.0%
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
Funds From Operations and Normalized Funds From Operations
We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, which is net income (loss), calculated in accordance with GAAP, excluding any gain or loss on sale of real estate and loss on impairment of real estate assets, if any, plus real estate depreciation and amortization, less any gains and losses on equity securities, as well as adjustments to reflect our share of FFO attributable to an investee and certain other adjustments currently not applicable to us. In calculating Normalized FFO, we adjust for the items shown below. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our qualification for taxation as a REIT, limitations in our debt agreements, the availability to us of debt and equity capital, our dividend yield, and our dividend yield compared to the dividend yields of other REITs, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. Other real estate companies and REITs may calculate FFO and Normalized FFO differently than we do.

Our calculations of FFO and Normalized FFO for the years ended December 31, 2024 and 2023 and reconciliations of net loss, the most directly comparable financial measure under GAAP reported in our consolidated financial statements, to those amounts appear in the following table (amounts in thousands, except per share amounts).

		Year Ended December 31,
		2024	2023
Net loss		$(275,526)	$(32,779)
Add (Less):	Depreciation and amortization expense	371,786	384,060
	Loss on asset impairment, net	56,212	9,544
	Gain on sale of real estate, net	(6,269)	(43,239)
	Gain on equity securities, net	—	(48,837)
	Adjustments to reflect our share of FFO attributable to an investee	4,347	3,943
FFO		150,550	272,692
Add (Less):	Loss on early extinguishment of debt, net	16,181	1,524
	Adjustments to reflect our share of Normalized FFO attributable to an investee	2,777	1,825
	Transaction related costs	6,894	(1,623)
Normalized FFO		$176,402	$274,418

Weighted average shares outstanding (basic and diluted)		165,338	164,988

Basic and diluted per common share amounts:
Net loss		$(1.67)	$(0.20)
FFO		$0.91	$1.65
Normalized FFO		$1.07	$1.66
	Distributions declared per share	$0.61	$0.80

Item 7A. Quantitative and Qualitative Disclosures About Market Risk (dollars in thousands, except per share amounts)
We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Other than as described below, we do not currently foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.
Fixed Rate Debt
At December 31, 2024, our outstanding fixed rate debt consisted of the following:

Debt	Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
Senior unsecured notes	$350,000	5.250%	$18,375	2026	Semi-Annually
Senior unsecured notes	450,000	4.750%	21,375	2026	Semi-Annually
Senior unsecured notes	400,000	4.950%	19,800	2027	Semi-Annually
Senior guaranteed unsecured notes	450,000	5.500%	24,750	2027	Semi-Annually
Senior unsecured notes	400,000	3.950%	15,800	2028	Semi-Annually
Net lease mortgage notes	606,611	5.600%	33,970	2028	Monthly
Senior guaranteed unsecured notes	700,000	8.375%	58,625	2029	Semi-Annually
Senior unsecured notes	425,000	4.950%	21,038	2029	Semi-Annually
Senior unsecured notes	400,000	4.375%	17,500	2030	Semi-Annually
Senior secured notes	1,000,000	8.625%	86,250	2031	Semi-Annually
Senior guaranteed unsecured notes	500,000	8.875%	44,375	2032	Semi-Annually
	$5,681,611		$361,858
No principal repayments are due under our unsecured or secured senior notes until maturity. Our net lease mortgage notes require principal and interest payments through maturity pursuant to amortization schedules. Because these notes require interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are one percentage point higher than the rates shown above, our per annum interest cost would increase by approximately $56,816. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. In response to significant and prolonged increases in inflation, the U.S. Federal Reserve has raised interest rates eleven times during 2022 and 2023 and then paused rate increases in the fourth quarter of 2023 following the deceleration of inflationary growth. Although the U.S. Federal Reserve cut interest rates three times in late 2024 and may seek to further reduce interest rates, we cannot be sure that it will do so, and interest rates may remain at the current levels or increase. Based on the balances outstanding at December 31, 2024 and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point change in interest rates would change the fair value of those debt obligations by approximately $198,197.
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
Floating Rate Debt
At December 31, 2024, our floating rate debt consisted of $150,000 outstanding under our $650,000 revolving credit facility. The maturity date of our revolving credit facility is June 29, 2027, and, subject to our meeting certain conditions, including our payment of an extension fee, we have an option to extend the stated maturity date of the facility by two six-month periods. No principal repayments are required under our revolving credit facility prior to maturity and repayments may be made and redrawn subject to conditions at any time without penalty.

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
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of December 31, 2024:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact (2)
At December 31, 2024	6.99%	$150,000	$10,485	$0.06
One percentage point increase	7.99%	$150,000	$11,985	$0.07
(1)Based on SOFR plus a premium, which was 250 basis points per annum at December 31, 2024.
(2)Based on diluted weighted average common shares outstanding for the year ended December 31, 2024.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of December 31, 2024 if we were fully drawn on our revolving credit facility:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact (2)
At December 31, 2024	6.99%	$650,000	$45,435	$0.27
One percentage point increase	7.99%	$650,000	$51,935	$0.31
(1)Based on SOFR plus a premium, which was 250 basis points per annum at December 31, 2024.
(2)Based on diluted weighted average common shares outstanding for the year ended December 31, 2024.
The foregoing table shows the impact of an immediate change in floating interest rates as of December 31, 2024. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts under our revolving credit facility or other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.
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
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, we believe that, as of December 31, 2024, our internal control over financial reporting is effective.
Deloitte & Touche LLP, the independent registered public accounting firm that audited our 2024 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.
Item 9B. Other Information
During the three months ended December 31, 2024, none of our Trustees or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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
We have adopted comprehensive insider trading policies and procedures that apply to trustees, directors, officers and employees, as applicable, of us and RMR. These policies are designed to prevent trading on the basis of material nonpublic information and to ensure compliance with applicable securities laws. The policies include provisions for pre-clearance of trades, blackout periods and the establishment of Rule 10b5-1 trading plans. A copy of our insider trading policy is filed as an exhibit to this Annual Report on Form 10-K.
The remainder of the information required by Item 10 is incorporated by reference to our definitive Proxy Statement.
Item 11. Executive Compensation
The information required by Item 11 is incorporated by reference to our definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information. We may grant common shares to our officers, other employees of RMR and officers or employees of Sonesta under our Amended and Restated 2012 Equity Compensation Plan, or the 2012 Plan. In addition, each of our Trustees receives common shares as part of his or her annual compensation for serving as a Trustee and such shares are awarded under the 2012 Plan. The terms of awards made under the 2012 Plan are determined by the Compensation Committee of our Board of Trustees at the time of the award. The following table is as of December 31, 2024:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securityholders — 2012 Plan	None.	None.	217,189 (1)
Equity compensation plans not approved by securityholders	None.	None.	None.
Total	None.	None.	217,189 (1)
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

Significant Tenant
TA, an indirect subsidiary of BP p.l.c., or BP Parent, is the lessee of 28.7% of our real estate properties, at historical cost, as of December 31, 2024. BP Corporation North America Inc. guarantees payment under each of the leases with TA, subject to a cap.
Financial information about BP Corporation North America Inc. may be found on the SEC’s website by entering BP Parent’s name at http://www.sec.gov/edgar/searchedgar/companysearch.html. Reference to BP Parent’s financial information on this external website is presented to comply with applicable accounting regulations of the SEC. Except for such financial information contained therein as is required to be included herein under such regulations, BP Parent’s public filings and other information located in external websites are not incorporated by reference into these financial statements. See Notes 4, 5 and 9 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for further information relating to our leases with TA.
(b)    Exhibits

Exhibit Number	Description

3.1
Composite Copy of Amended and Restated Declaration of Trust, dated as of August 21, 1995, as amended to date. (Incorporated by reference to the Company’s Post-Effective Amendment No. 2 to Registration Statement on Form S-3, filed on July 15, 2020, File No. 333-226944.)

3.2	Articles Supplementary to the Declaration of Trust of the Company, dated June 10, 2020. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 10, 2020.)

3.3	Third Amended and Restated Bylaws of the Company, adopted effective June 14, 2024. (Incorporated by reference to the Company's Current Report on Form 8-K filed on June 17, 2024.)

4.1	Form of Common Share Certificate. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.)

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

4.20	Description of Securities. (Filed herewith.)

8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)

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

10.4	Service Properties Trust Amended and Restated 2012 Equity Compensation Plan. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 16, 2022.)

10.5	Form of Share Award Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.)

10.6	Form of Share Award Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.)

10.7	Form of Share Award Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.)

10.8	Form of Indemnification Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10- Q for the quarter ended June 30, 2023.)

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

10.12
Second Amendment to Third Amended and Restated Credit Agreement, dated as of October 23, 2024, among the Company, Wells Fargo Bank, National Association, as administrative agent, and each of the other institutions party thereto. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.)

10.13
Third Amendment to Third Amended and Restated Credit Agreement, dated as of February 25, 2025, among the Company, Wells Fargo Bank, National Association, as administrative agent, and each of the other institutions party thereto. (Filed herewith.)

10.14
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

10.17
Stockholders Agreement, dated as of February 27, 2020, by and among Sonesta Holdco Corporation, the Company, SVC Holdings LLC, Adam D. Portnoy and Diane Portnoy, as trustee of the Diane Portnoy 2019 Revocable Trust under agreement dated May 28, 2019. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.)

10.18
Representative Form of Amended and Restated Management Agreement among Sonesta International Hotels Corporation, Cambridge TRS, Inc., HPT CY TRS, Inc., HPT TRS IHG-2, Inc. and HRP TRS MRP, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 10, 2022.) (Updated schedules thereto filed herewith.) (Schedule of applicable agreements incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.)

10.19
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

10.20
Third Amended and Restated Lease Agreement No. 1, dated as of May 15, 2023, among HPT TA Properties Trust, HPT TA Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.)

10.21
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

19.1	Service Properties Trust Insider Trading Policies and Procedures. (Filed herewith.)

21.1	Subsidiaries of the Company. (Filed herewith.)

22.1	List of Subsidiary Guarantors. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.)

23.1	Consent of Deloitte & Touche LLP. (Filed herewith.)

23.2	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

31.3	Rule 13a-14(a) Certification. (Filed herewith.)

31.4	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

97.1	Service Properties Trust Clawback Policy. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2023.)

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
Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Trustees of Service Properties Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Service Properties Trust (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income (loss), shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
The Company’s investments in real estate properties were $6.4 billion, net of accumulated depreciation of $3.2 billion as of December 31, 2024. The Company’s investments in real estate assets are evaluated for impairment periodically or when events or changes in circumstances indicate that the carrying amount of a real estate asset may not be recoverable. Impairment indicators may include declining tenant occupancy, weak or declining profitability from the property, decreasing tenant cash flows or liquidity, the Company’s decision to dispose of an asset before the end of its estimated useful life, and legislative, market or industry changes that could permanently reduce the value of an asset. If indicators of impairment are identified for any real estate asset, the Company evaluates the recoverability of that real estate asset by comparing undiscounted future cash flows expected to be generated by the real estate asset over the Company’s expected remaining hold period to the respective carrying amount. The Company’s undiscounted future cash flows analysis requires management to make significant estimates and assumptions related to expected remaining hold periods, market rents, and terminal capitalization rates.
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
•We made inquiries of management about the current status of potential transactions and about management's judgments to understand the probability of future events that could affect the expected remaining hold period and other cash flow assumptions for the properties.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 26, 2025

We have served as the Company’s auditor since 2020.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Trustees of Service Properties Trust
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Service Properties Trust (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 26, 2025, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 26, 2025

SERVICE PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31,
	2024	2023
ASSETS
Real estate properties:
Land	$1,930,459	$1,972,145
Buildings, improvements and equipment	7,682,885	7,814,192
Total real estate properties, gross	9,613,344	9,786,337
Accumulated depreciation	(3,238,636)	(3,181,797)
Total real estate properties, net	6,374,708	6,604,540
Acquired real estate leases and other intangibles, net	107,956	130,622
Assets held for sale	43,101	10,500
Cash and cash equivalents	143,482	180,119
Restricted cash	13,904	17,711
Equity method investment	115,818	113,304
Due from related persons	3,911	6,376
Other assets, net	316,678	292,944
Total assets	$7,119,558	$7,356,116

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$150,000	$—
Senior secured notes, net	972,073	968,017
Senior unsecured notes, net	4,020,347	3,993,327
Mortgage notes payable, net	568,283	558,876
Accounts payable and other liabilities	532,864	587,005
Due to related persons	24,118	22,758
Total liabilities	6,267,685	6,129,983

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 166,636,537 and 165,769,595 shares issued and outstanding, respectively	1,666	1,658
Additional paid in capital	4,560,334	4,557,473
Cumulative other comprehensive income	1,865	2,318
Cumulative net income	2,194,974	2,470,500
Cumulative common distributions	(5,906,966)	(5,805,816)
Total shareholders’ equity	851,873	1,226,133
Total liabilities and shareholders’ equity	$7,119,558	$7,356,116
The accompanying notes are an integral part of these consolidated financial statements.

SERVICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Hotel operating revenues	$1,496,705	$1,478,034	$1,467,344
Rental income	400,223	395,829	395,667
Total revenues	1,896,928	1,873,863	1,863,011

Expenses:
Hotel operating expenses	1,274,153	1,223,906	1,227,357
Net lease operating expenses	19,817	17,663	13,176
Depreciation and amortization	371,786	384,060	401,108
General and administrative	40,239	45,397	44,404
Transaction related costs	6,894	(1,623)	1,920
Loss on asset impairment, net	56,212	9,544	10,989
Total expenses	1,769,101	1,678,947	1,698,954

Gain on sale of real estate, net	6,269	43,239	47,818
Gain (loss) on equity securities, net	—	48,837	(8,104)
Interest income	4,052	20,979	3,379
Interest expense (including amortization of debt issuance costs, discounts and premiums of $31,127, $25,710 and $19,375, respectively)	(383,792)	(336,342)	(341,795)
Loss on early extinguishment of debt, net	(16,181)	(1,524)	(791)
Loss before income tax (expense) benefit and equity in (losses) earnings of an investee	(261,825)	(29,895)	(135,436)
Income tax (expense) benefit	(1,402)	1,498	199
Equity in (losses) earnings of an investee	(12,299)	(4,382)	2,856
Net loss	(275,526)	(32,779)	(132,381)
Other comprehensive (loss) income:
Equity interest in investee’s unrealized (losses) gains	(453)	(65)	1,604
Other comprehensive (loss) income	(453)	(65)	1,604
Comprehensive loss	$(275,979)	$(32,844)	$(130,777)

Weighted average common shares outstanding (basic and diluted)	165,338	164,988	164,738

Net loss per common share (basic and diluted)	$(1.67)	$(0.20)	$(0.80)
The accompanying notes are an integral part of these consolidated financial statements.

SERVICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)

	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Net Income	Cumulative Other Comprehensive Income	Total
Balance at December 31, 2021	165,092,333	$1,651	$(5,635,342)	$4,552,558	$2,635,660	$779	$1,555,306
Net loss	—	—	—	—	(132,381)	—	(132,381)
Equity interest in investee’s unrealized gains	—	—	—	—	—	1,604	1,604
Common share grants	433,500	4	—	2,784	—	—	2,788
Common share repurchases	(69,867)	—	—	(470)	—	—	(470)
Common share forfeitures	(3,400)	—	—	(11)	—	—	(11)
Distributions	—	—	(38,044)	—	—	—	(38,044)
Balance at December 31, 2022	165,452,566	1,655	(5,673,386)	4,554,861	2,503,279	2,383	1,388,792
Net loss	—	—	—	—	(32,779)	—	(32,779)
Equity interest in investee’s unrealized losses	—	—	—	—	—	(65)	(65)
Common share grants	438,000	4	—	3,478	—	—	3,482
Common share repurchases	(98,571)	(1)	—	(801)	—	—	(802)
Common share forfeitures	(22,400)	—	—	(65)	—	—	(65)
Distributions	—	—	(132,430)	—	—	—	(132,430)
Balance at December 31, 2023	165,769,595	1,658	(5,805,816)	4,557,473	2,470,500	2,318	1,226,133
Net loss	—	—	—	—	(275,526)	—	(275,526)
Equity interest in investee’s unrealized losses	—	—	—	—	—	(453)	(453)
Common share grants	1,031,329	10	—	3,611	—	—	3,621
Common share repurchases	(161,387)	(2)	—	(749)	—	—	(751)
Common share forfeitures	(3,000)	—	—	(1)	—	—	(1)
Distributions	—	—	(101,150)	—	—	—	(101,150)
Balance at December 31, 2024	166,636,537	$1,666	$(5,906,966)	$4,560,334	$2,194,974	$1,865	$851,873
The accompanying notes are an integral part of these consolidated financial statements.

SERVICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(275,526)	$(32,779)	$(132,381)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	371,786	384,060	401,108
Net amortization of debt issuance costs, discounts and premiums as interest	31,127	25,710	19,375
Straight line rental income	(18,541)	(13,165)	7,767
Loss on early extinguishment of debt, net	16,181	1,524	791
Loss on asset impairment, net	56,212	9,544	10,989
(Gain) loss on equity securities, net	—	(48,837)	8,104
Equity in losses (earnings) of an investee	12,299	4,382	(2,856)
Gain on sale of real estate, net	(6,269)	(43,239)	(47,818)
Deferred income taxes	(3,169)	(1,291)	(1,091)
Other non-cash income, net	(1,841)	(1,706)	(2,427)
Changes in assets and liabilities:
Due from related persons	2,465	21,135	(8)
Other assets	743	35,693	3,841
Accounts payable and other liabilities	(42,586)	144,079	(11,512)
Due to related persons	(3,490)	439	(10,755)
Net cash provided by operating activities	139,391	485,549	243,127

Cash flows from investing activities:
Acquisition of real estate properties	—	(165,866)	(2,766)
Proceeds from sale of TravelCenters of America Inc. common shares	—	101,892	—
Proceeds from sale of tradenames and trademarks	—	89,400	—
Real estate improvements	(303,600)	(200,894)	(103,646)
Hotel managers’ purchases with restricted cash	(6,375)	(5,407)	(4,952)
Net proceeds from sale of real estate	102,382	156,432	554,087
Investment in Sonesta	(15,266)	(5,134)	(45,470)
Net cash (used in) provided by investing activities	(222,859)	(29,577)	397,253

Cash flows from financing activities:
Proceeds from mortgage notes payable, net of discounts	—	576,946	—
Repayment of mortgage notes payable	(1,958)	(1,631)	—
Proceeds from senior secured notes, net of discounts	1,165,007	985,900	—
Repayment of senior unsecured notes	(1,162,653)	(1,675,000)	(500,000)
Borrowings under revolving credit facility	160,000	—	20,000
Repayments of revolving credit facility	(10,000)	—	(1,020,000)
Payment of debt issuance costs	(5,471)	(56,545)	(3,864)
Repurchase of common shares	(751)	(802)	(470)
Distributions to common shareholders	(101,150)	(132,430)	(38,044)
Net cash provided by (used in) financing activities	43,024	(303,562)	(1,542,378)
(Decrease) increase in cash and cash equivalents and restricted cash	(40,444)	152,410	(901,998)
Cash and cash equivalents and restricted cash at beginning of year	197,830	45,420	947,418
Cash and cash equivalents and restricted cash at end of year	$157,386	$197,830	$45,420
The accompanying notes are an integral part of these consolidated financial statements.

SERVICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Supplemental disclosure of cash and cash equivalents and restricted cash:
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows:
Cash and cash equivalents	$143,482	$180,119	$38,369
Restricted cash	13,904	17,711	7,051
Total cash and cash equivalents and restricted cash	$157,386	$197,830	$45,420

Supplemental cash flow information:
Cash paid for interest	$366,194	$314,323	$334,264
Cash paid for income taxes	$4,190	$1,365	$1,643

Non-cash investing activities:
Real estate improvements accrued, not paid	$40,954	$47,868	$18,704

Non-cash financing activities:
Extinguishment of senior unsecured notes	$(2,569)	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1. Organization
Service Properties Trust, or we, us or our, is a real estate investment trust, or REIT, organized on February 7, 1995 under the laws of the State of Maryland, which invests in hotels and service-focused retail net lease properties. At December 31, 2024, we owned, directly and through our subsidiaries, 206 hotels and 742 service-focused retail net lease properties.
At December 31, 2024, all 206 of our hotels were managed by subsidiaries of the following companies: Sonesta Holdco Corporation, or Sonesta, (181 hotels), Hyatt Hotels Corporation, or Hyatt (17 hotels), Radisson Hospitality, Inc., or Radisson (seven hotels), and InterContinental Hotels Group, plc, or IHG (one hotel). At December 31, 2024, our 742 service-focused retail net lease properties were leased by 177 tenants, including 175 travel centers leased to TravelCenters of America Inc., or TA, our largest tenant. Hereinafter, these companies are sometimes referred to as our managers and/or tenants, or collectively, operators.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation. These consolidated financial statements include our accounts and the accounts of our subsidiaries, all of which are 100% owned directly or indirectly by us. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.
We have determined that each of our wholly owned taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification™, or ASC. We have concluded that we must consolidate each of our wholly owned TRSs because we are the entity with the power to direct the activities that most significantly impact such VIEs’ performance and we have the obligation to absorb losses or the right to receive benefits from each VIE that could be significant to the VIE and are, therefore, the primary beneficiary of each VIE. The assets of our TRSs were $144,079 and $142,789 as of December 31, 2024 and 2023, respectively, and consist primarily of our TRS’s investment in Sonesta’s common stock and amounts due from and working capital advances to certain of our hotel managers. The liabilities of our TRSs were $78,749 and $81,262 as of December 31, 2024 and 2023, respectively, and consist primarily of amounts payable to certain of our hotel managers. The assets of our TRSs are available to satisfy our TRSs’ obligations and we have guaranteed certain obligations of our TRSs.
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
We regularly evaluate whether events or changes in circumstances have occurred that could indicate an impairment in the value of our real estate properties. These indicators may include weak or declining operating profitability, cash flows or liquidity, our decision to dispose of an asset before the end of its estimated useful life or market or industry changes that could permanently reduce the value of our investments. If there is an indication that the carrying value of a property is not recoverable, we estimate the projected undiscounted cash flows of the asset to determine if an impairment loss should be recognized. We determine the amount of an impairment loss by comparing the historical carrying value of the property to its estimated fair value. We estimate fair value by evaluating recent financial performance and projecting discounted cash flows of properties using standard industry valuation techniques. In addition to consideration of impairment upon the events or changes in circumstances described above, we regularly evaluate the remaining lives of our real estate properties. If we change

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
estimated lives, we depreciate or amortize the carrying values of affected assets over the revised remaining lives. During the years ended December 31, 2024, 2023 and 2022, we recorded $56,212, $9,544 and $10,989, respectively, of losses on asset impairment, net to reduce the carrying value of certain of our properties to their estimated fair values or estimated fair values less costs to sell.
Intangible Assets and Liabilities. Intangible assets consist primarily of acquired above market operating leases where we are the lessor and below market ground leases for which we are the tenant or lessee. Intangible liabilities consist of acquired below market operating leases where we are the lessor and acquired above market ground leases for which we are the tenant or lessee. We include intangible assets in acquired real estate leases and other intangibles, net and intangible liabilities in accounts payable and other liabilities in our consolidated balance sheets.
At December 31, 2024 and 2023, our intangible assets and liabilities were as follows:

	December 31,
	2024	2023
Assets:
Above market operating leases, net of accumulated amortization of $97,628 and $95,275, respectively	$105,038	$126,890
Below market ground leases, net of accumulated amortization of $11,260 and $13,557, respectively	1,977	2,712
Other, net of accumulated amortization of $617 and $538, respectively	941	1,020
	$107,956	$130,622
Liabilities:
Below market operating leases, net of accumulated amortization of $656 and $784, respectively	$560	$746
Above market ground leases, net of accumulated amortization of $293 in the 2023 period	—	7
	$560	$753
We amortize above and below market leases on a straight line basis over the terms of the associated leases. For the years ended December 31, 2024, 2023 and 2022, amortization relating to intangible assets was $22,666, $32,223 and $30,775, respectively, and amortization relating to intangible liabilities was $193, $205 and $235, respectively. As of December 31, 2024, the weighted average amortization period for capitalized above market leases and below market leases were 9.0 years and 6.9 years, respectively. As of December 31, 2024, we estimate future amortization relating to intangible assets and liabilities as follows:

Year	Above Market Operating Leases	Below Market Ground Leases	Other	Below Market Operating Leases
2025	$18,857	$660	$78	$(127)
2026	14,575	658	78	(121)
2027	12,467	658	78	(89)
2028	9,677	1	78	(76)
2029	8,098	—	78	(33)
Thereafter	41,364	—	551	(114)
Total	$105,038	$1,977	$941	$(560)
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

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Debt Issuance Costs. Debt issuance costs consist of capitalized issuance costs related to borrowings, which are amortized to interest expense over the terms of the respective debt. Debt issuance costs, net of accumulated amortization, for our revolving credit facility are included in other assets, net in our consolidated balance sheets. As of December 31, 2024 and 2023, debt issuance costs for our revolving credit facility were $13,190 and $12,379, respectively, and accumulated amortization of debt issuance costs for our revolving credit facility were $4,958 and $1,502, respectively. Debt issuance costs, net of accumulated amortization, for our senior notes and our net lease mortgage notes, are presented as a direct deduction from the associated debt liability in our consolidated balance sheets. As of December 31, 2024 and 2023, debt issuance costs, net of accumulated amortization, were $44,083 and $35,016, respectively, for our senior notes, and $17,618 and $22,332, respectively, for our net lease mortgage notes. Future amortization of debt issuance costs to be recognized with respect to our revolving credit facility, our senior notes and our net lease mortgage notes as of December 31, 2024, are as follows:

Year	Amount
2025	$17,929
2026	17,523
2027	15,020
2028	7,382
2029	5,055
Thereafter	7,024
Total	$69,933
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
Fair Value of Financial Instruments. We determine the estimated fair value of financial assets and liabilities using the three-tier fair value hierarchy established by GAAP, which prioritizes observable inputs in active markets when measuring fair value. The three levels of inputs that may be used to measure fair value in order of priority are as follows:
Level 1 - Inputs include quoted prices in active markets for identical assets or liabilities that we have the ability to access.
Level 2 - Inputs include quoted prices in markets that are less active or inactive or for which all significant inputs are observable, either directly or indirectly.
Level 3 - Inputs include unobservable prices and are supported by little or no market activity and are significant to the overall fair value measurement.
Revenue Recognition. We report hotel operating revenues for managed hotels in our consolidated statements of comprehensive income (loss). We generally recognize hotel operating revenues, consisting primarily of room and food and beverage sales, when goods and services are provided.
We report rental income for leased properties in our consolidated statements of comprehensive income (loss). We recognize rental income from operating leases on a straight line basis over the terms of the lease agreements. We increased rental income by $18,541 and $13,165 during the years ended December 31, 2024 and 2023, respectively, and reduced rental income by $7,767 during the year ended December 31, 2022, to record scheduled rent changes under certain of our leases on a straight line basis. Other assets, net includes $81,574 and $56,833 of straight line rent receivables at December 31, 2024 and 2023, respectively.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Certain of our lease agreements require additional percentage rent if gross revenues of our properties exceed certain thresholds defined in our lease agreements. We may determine percentage rent due to us under our leases monthly, quarterly or annually, depending on the specific lease terms, and recognize it when all contingencies are met and the rent is earned. We recorded percentage rent of $2,707, $6,600 and $10,578 during the years ended December 31, 2024, 2023 and 2022, respectively.
Per Common Share Amounts. We calculate basic earnings per common share using the two class method. We calculate diluted earnings per share using the more dilutive of the two class method or the treasury stock method. Unvested share awards and other potentially dilutive common shares, together with the related impact on earnings, are considered when calculating diluted earnings per share. For the years ended December 31, 2024, 2023 and 2022, there were no dilutive common shares and certain unvested common shares were not included in the calculation of diluted earnings per share because to do so would have been antidilutive.
Segment Information. As of December 31, 2024, we had two reportable segments: hotel investments and net lease investments.
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
The Income Taxes Topic of the Codification prescribes how we should recognize, measure and present in our consolidated financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Tax benefits are recognized to the extent that it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. Our tax returns filed for the 2021 through 2024 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our consolidated statements of comprehensive income (loss) as a component of general and administrative expense.
New Accounting Pronouncements. In November 2023, the FASB issued Accounting Standards Update, or ASU, No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, or ASU No. 2023-07, which requires public entities to: (i) provide disclosures of significant segment expenses and other segment items if they are regularly provided to the Chief Operating Decision Maker, or the CODM, and included in each reported measure of segment profit or loss; (ii) provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by ASC 280, Segment Reporting, in interim periods; and (iii) disclose the CODM’s title and position, as well as an explanation of how the CODM uses the reported measures and other disclosures. ASU No. 2023-07 does not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. We adopted the new standard effective December 31, 2024. As a result, we have included additional information related to the required disclosures within Note 12 to our consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU No. 2023-09, which requires public entities to enhance its annual income tax disclosures by requiring: (i) consistent categories and greater disaggregation of information in the rate reconciliation, and (ii) income taxes paid disaggregated by jurisdiction. ASU No. 2023-09 should be applied prospectively but entities have the option to apply it retrospectively to all prior periods presented in the financial statements. ASU No. 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact ASU No. 2023-09 will have on our consolidated financial statements and disclosures.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public entities to disclose specific expense categories such as employee compensation, depreciation and intangible asset amortization. These details must be presented in a tabular format in the notes to financial statements for both interim and annual reporting periods. ASU 2024-03 is required to be applied prospectively but can be applied retrospectively, and is effective for the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact ASU 2024-03 will have on our consolidated financial statements.
Note 3. Real Estate Properties
As of December 31, 2024, we owned 206 hotels with an aggregate of 35,871 rooms or suites and 742 service-focused retail net lease properties with an aggregate of 13,292,519 square feet that are primarily subject to “triple net” leases, or net leases where the tenant is generally responsible for payment of operating expenses and capital expenditures of the property during the lease term. Our properties had an aggregate undepreciated carrying value of $9,704,100, including $90,756 related to properties classified as held for sale as of December 31, 2024.
Our real estate properties, at cost after impairments, consisted of land of $1,930,459, buildings and improvements of $7,342,164 and furniture, fixtures and equipment of $340,721, as of December 31, 2024; and land of $1,972,145, buildings and improvements of $7,443,750 and furniture, fixtures and equipment of $370,442, as of December 31, 2023. We funded capital improvements to certain of our properties of $302,892, $235,530 and $115,927 during 2024, 2023 and 2022, respectively.
At December 31, 2024, eight of our hotels and 13 of our net lease properties were on land we leased partially or entirely from unrelated third parties. The average remaining term of the ground leases (including renewal options) for these hotels and net lease properties is approximately 38 years (range of ten to 63 years) and 18 years (range of four months to 40 years), respectively. Ground rent payable under three of the hotel ground leases is generally calculated as a percentage of hotel revenues. Seven of the eight hotel ground leases require annual minimum rents averaging $337 per year; future rent under one ground lease has been prepaid. Ground rent payable under the ground leases for our net lease properties is generally a fixed amount, averaging $505 per year. Pursuant to the terms of our management agreements and leases, payments of ground lease obligations are generally made by our hotel managers and tenants. However, if a hotel manager or a tenant does not perform obligations under a ground lease or elects not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge, sale or transfer of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.
Acquisitions
Our allocation of the purchase price for each of our acquisitions in 2023 and 2022, based on the estimated fair value of the acquired assets and assumed liabilities, is presented in the table below. We accounted for these transactions as acquisitions of assets. We did not acquire any properties during the year ended December 31, 2024.

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
(1)Includes acquisition related costs of $466 and $51 for the years ended December 31, 2023 and 2022, respectively.
In February 2025, we entered into an agreement to acquire one net lease property with 5,120 square feet for a purchase price of $5,297, excluding closing costs.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Dispositions
During the years ended December 31, 2024, 2023 and 2022, we sold 25, 31 and 86 properties, respectively, for an aggregate sales price of $105,862, $170,325 and $559,848, respectively, excluding closing costs. The sales of these properties as presented in the table below do not represent significant dispositions, individually or in the aggregate, nor do they represent a strategic shift in our business. As a result, the results of the operations of these properties are included in continuing operations through the date of sale in our consolidated statements of comprehensive income (loss).

Property Type	Number of Properties	Rooms or Suites / Square Feet	Gross Sales Price (1)	(Loss) / Gain on Sale of Real Estate, net (2)	Loss on Impairment of Real Estate, net (3)
Properties sold during the year ended December 31, 2024:
Hotels	15	1,910	$97,315	$9,509	$29,734
Net Lease	10	96,929	8,547	(3,240)	3,936
	25	1,910 / 96,929	$105,862	$6,269	$33,670

Properties sold during the year ended December 31, 2023:
Hotels	18	2,526	$157,230	$41,861	$—
Net Lease	13	160,310	13,095	1,378	6,338
	31	2,526 / 160,310	$170,325	$43,239	$6,338

Properties sold during the year ended December 31, 2022:
Hotels	65	8,296	$543,413	$48,202	$4,510
Net Lease	21	138,638	16,435	(384)	(57)
	86	8,296 / 138,638	$559,848	$47,818	$4,453
(1)Gross sales price is the gross contract price, excluding closing costs.
(2)The 2024 period includes a gain of $1,100 related to an eminent domain land taking at one of our hotels.
(3)We also recorded impairment of $22,542, $3,206 and $6,536 during the years ended December 31, 2024, 2023 and 2022, respectively, related to certain properties we owned during the periods presented.
As of December 31, 2024, we had eight hotels with an aggregate of 1,006 rooms and an aggregate carrying value of $38,537, and nine net lease properties with an aggregate of 183,292 square feet and an aggregate carrying value of $3,278 classified as held for sale. See Note 13 for further information on these properties.
From January 1, 2025 through February 24, 2025, we sold one hotel with 149 keys for a sales price of $4,000, excluding closing costs, and two net lease properties with an aggregate of 49,081 square feet for an aggregate sales price of $1,300, excluding closing costs. We have also entered into agreements to sell five hotels with an aggregate of 623 keys for an aggregate sales price of $28,500, excluding closing costs, and two net lease properties with an aggregate of 155,559 square feet for an aggregate sales price of $5,800, excluding closing costs. These pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales, that these sales will not be delayed or that the terms will not change. We continue to market two hotels with an aggregate of 234 keys and six net lease properties with an aggregate of 80,249 square feet for sale. We believe it is probable that the sales of these properties will be completed within one year.
Note 4. Management Agreements and Leases
As of December 31, 2024, we owned 206 hotels included in four operating agreements and 742 service-focused retail properties net leased to 177 tenants. We do not operate any of our properties.
As of December 31, 2024, all 206 of our hotels were managed by subsidiaries of the following companies: Sonesta (181 hotels), Hyatt (17 hotels), Radisson (seven hotels) and IHG (one hotel). As of December 31, 2024, our 742 service-focused retail net lease properties were leased by 177 tenants, including 175 travel centers leased to TA, our largest tenant.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Hotel Agreements
Sonesta Agreement. As of December 31, 2024, Sonesta managed 39 of our full service hotels, 100 of our extended stay hotels and 42 of our select service hotels pursuant to management agreements for all of the hotels, which we collectively refer to as our Sonesta agreement. The hotels Sonesta managed for us comprised approximately 50.0% of our total historical real estate investments.
We acquired one hotel in June 2023, and we and Sonesta added this hotel to our Sonesta agreement. We sold 14 and two Sonesta branded hotels during the years ended December 31, 2024 and 2023, respectively. See Note 3 for further information regarding our acquisition and disposition activities.
Our Sonesta agreement, which expires on January 31, 2037 and includes two 15-year renewal options, provides that we are paid an annual owner’s priority return if gross revenues of the hotels, after payment of hotel operating expenses and management and related fees (other than Sonesta’s incentive fee, if applicable), are sufficient to do so. The Sonesta agreement further provides that we are paid an additional return equal to 80% of the operating profits, as defined therein, after paying the owner’s priority return, reimbursing owner or manager advances, funding FF&E reserves and paying Sonesta’s incentive fee, if applicable. We do not have any security deposits or guarantees for our Sonesta hotels. We realized returns under our Sonesta agreement of $189,386, $226,181 and $196,721 during the years ended December 31, 2024, 2023 and 2022, respectively.
Our Sonesta agreement requires us to fund capital expenditures made at our hotels. We made capital expenditures for hotels included in our Sonesta agreement in an aggregate amount of $258,337 and $172,028 during the years ended December 31, 2024 and 2023, respectively, which resulted in increases in our contractual annual owner’s priority returns of $15,488 and $10,321, respectively. Our annual priority return under our Sonesta agreement as of December 31, 2024 was $356,172. We owed Sonesta $18,199 and $13,300 for capital expenditures and other reimbursements as of December 31, 2024 and 2023, respectively. Sonesta owed us $3,911 and $6,376 in owner’s priority returns and other amounts as of December 31, 2024 and 2023, respectively. Amounts due from Sonesta are included in due from related persons and amounts owed to Sonesta are included in due to related persons in our consolidated balance sheets. Our Sonesta agreement requires that 5% of the hotel gross revenues be escrowed for future capital expenditures as FF&E reserves, subject to available cash flows after payment of the owner’s priority returns due to us. No FF&E escrow deposits were required during any of the years ended December 31, 2024, 2023 or 2022.
Pursuant to our Sonesta agreement, we incurred management, reservation and system fees and reimbursement costs for certain guest loyalty, marketing programs and third-party reservation transmission fees of $119,628, $118,146 and $114,563 for the years ended December 31, 2024, 2023 and 2022, respectively. These fees and costs are included in hotel operating expenses in our consolidated statements of comprehensive income (loss). In addition, we incurred procurement and construction supervision fees payable to Sonesta of $2,877 and $1,791 for the years ended December 31, 2024 and 2023, respectively, which amounts have been capitalized in our consolidated balance sheets and are depreciated over the estimated useful lives of the related capital assets.
We are required to maintain working capital for each of our hotels managed by Sonesta and have advanced a fixed amount based on the number of rooms in each hotel to meet the cash needs for hotel operations. As of December 31, 2024 and 2023, we had advanced $46,466 and $48,490, respectively, of initial working capital to Sonesta net of any working capital returned to us on termination of the applicable management agreements in connection with hotels we have sold. These amounts are included in other assets, net in our consolidated balance sheets. Any remaining working capital would be returned to us upon termination in accordance with the terms of our Sonesta agreement.
In general, we and Sonesta may terminate the management agreement for events of default, casualty and condemnation events, although Sonesta may not terminate for certain events of default. We also have the right to terminate the management agreement if minimum performance thresholds are not met for any three of four applicable consecutive years beginning with the 2023 calendar year. Pursuant to our Sonesta agreement, we or Sonesta may be obligated to pay the other party damages if the terminating party terminates a management agreement due to the other party’s event of default.
See Notes 5 and 9 for further information regarding our relationships, agreements and transactions with Sonesta.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Hyatt Agreement. As of December 31, 2024, Hyatt managed 17 of our select service hotels pursuant to a portfolio management agreement that expires on March 31, 2031, or our Hyatt agreement, and provides that, as of December 31, 2024, we are to be paid an annual owner’s priority return of $17,455. Any returns we receive from Hyatt are currently limited to the hotels’ available cash flows, if any, after payment of operating expenses. Hyatt has provided us with a $30,000 limited guarantee for 75% of the aggregate annual owner’s priority returns due to us that will become effective upon substantial completion of planned renovations of the hotels, which occurred in January 2025. We realized returns under our Hyatt agreement of $5,860, $9,371 and $12,281 during the years ended December 31, 2024, 2023 and 2022, respectively. In February 2024, we funded $2,300 of additional working capital to Hyatt. We may recover this amount in the future, if cash flows are sufficient to pay our owner’s priority return and other amounts in accordance with our Hyatt agreement. During the years ended December 31, 2024 and 2023, we incurred capital expenditures for certain hotels included in our Hyatt agreement of $31,665 and $46,679, respectively, which resulted in an aggregate increase in our contractual annual owner’s priority returns of $1,900 and $2,801, respectively.
Radisson Agreement. As of December 31, 2024, Radisson managed seven of our full service hotels pursuant to a portfolio management agreement that expires on July 31, 2031, or our Radisson agreement, and provides that we are to be paid an annual owner’s priority return of $10,913. Radisson has provided us with a $22,000 limited guarantee for 75% of the aggregate annual owner’s priority returns due to us that became effective on January 1, 2023, subject to adjustment for planned renovations of certain hotels, which were completed in December 2024. We realized returns under our Radisson agreement of $6,518, $6,266 and $6,387 for the years ended December 31, 2024, 2023 and 2022, respectively. During the year ended December 31, 2024, the hotels under this agreement generated cash flows that exceeded the guaranteed owner’s priority level due to us for the period. During the year ended December 31, 2023, the hotels under this agreement generated cash flows that were less than the guaranteed owner’s priority level due to us for the period, and Radisson made $650 of guaranty payments to cover the shortfall. The available balance of the guaranty was $21,350 as of December 31, 2024. During the years ended December 31, 2024 and 2023, we incurred capital expenditures of $778 and $7,660, respectively, for the hotels included in our Radisson agreement, which resulted in an aggregate increase in our contractual owner’s priority returns of $47 and $460, respectively.
Marriott Agreement. As of December 31, 2023, we sold all 16 hotels previously managed by Marriott International, Inc., or Marriott. We realized a net operating loss under our management agreement with Marriott of $2,762 during the year ended December 31, 2023 and a return of $8,942 during the year ended December 31, 2022. We did not incur capital expenditures for any of the hotels included in our management agreement with Marriott during either of the years ended December 31, 2023 or 2022.
IHG Agreement. Our management agreement with IHG for one hotel expires on January 31, 2026. We realized returns under our management agreement with IHG of $5,051, $4,800 and $3,561 for the years ended December 31, 2024, 2023 and 2022, respectively. Any returns we receive from IHG are limited to the hotel’s available cash flows, if any, after payment of operating expenses. During the year ended December 31, 2023, we recovered $5,797 of working capital that we previously funded under our IHG agreement and expensed in 2021 to transaction related costs when the amount was not expected to be recovered. The amount recovered is included in transaction related costs in our consolidated statements of comprehensive income (loss). During the years ended December 31, 2024 and 2023, we incurred capital expenditures for our hotel in our IHG agreement of $1,124 and $542, respectively.
Net Lease Portfolio
As of December 31, 2024, we owned 742 service-focused retail net lease properties with an aggregate of 13,292,519 square feet with leases requiring annual minimum rents of $380,863 with a weighted (by annual minimum rents) average remaining lease term of 8.0 years. Our net lease properties were 97.6% occupied and leased by 177 tenants operating under 136 brands in 21 distinct industries.
TA Leases. As of December 31, 2024, TA is our largest tenant, representing 28.7% of our total historical real estate investments. We lease to TA a total of 175 travel centers under five master leases that expire in 2033, or our TA leases, subject to TA’s right to extend those leases, and require annual minimum rents of $259,080 as of December 31, 2024. TA receives a monthly rent credit totaling $25,000 per year over the ten-year initial term of the TA leases as a result of rent it prepaid. On February 28, 2024, TA acquired the leasehold interest of one of our travel centers from a third party landlord. The aggregate minimum rent due to us under our leases with TA for the remaining 175 travel centers was unchanged as a result of TA’s acquisition of this leasehold interest.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
As of December 31, 2024, the number of travel centers, the terms and the annual minimum rents owed to us by TA under our TA leases was as follows:

	Number of Travel Centers	Initial Term End (1)	Annual Minimum Rent (2)
TA No. 1 Lease	34	May 14, 2033	$53,004
TA No. 2 Lease	36	May 14, 2033	47,033
TA No. 3 Lease	34	May 14, 2033	45,290
TA No. 4 Lease	36	May 14, 2033	47,964
TA No. 5 Lease	35	May 14, 2033	65,789
	175		$259,080
(1)TA has five renewal options of ten years each under each of our TA leases.
(2)Annual minimum rent increases by 2% each year through the initial term of ten years and any of the five ten-year extension options that may be exercised. There is no percentage rent due under our TA leases.
Our TA leases are “triple net” leases that require TA to pay all costs incurred in the operation of the leased travel centers, including personnel, utility, inventory, customer service and insurance expenses, real estate and personal property taxes, environmental related expenses, underground storage tank maintenance costs and ground lease payments at those travel centers at which we lease the property and sublease it to TA. Our TA leases generally require TA to indemnify us for certain environmental matters and for liabilities that arise during the terms of the leases from ownership or operation of the leased travel centers. Our TA leases do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components. BP Corporation North America Inc., a subsidiary of BP p.l.c., guarantees payment under each of the TA leases, limited to an aggregate cap which was $3,037,475 as of December 31, 2024.
We recognized rental income from our TA leases of $271,334, $266,263 and $259,093 for the years ended December 31, 2024, 2023 and 2022, respectively. Rental income increased by $14,272 and $7,932 for the years ended December 31, 2024 and 2023, respectively, and decreased by $13,143 for the year ended December 31, 2022, to record the scheduled rent changes on a straight line basis. TA was required to pay us previously deferred rent obligations in quarterly installments of $4,404 through January 31, 2023. TA paid us the final quarterly installment owed to us in January 2023. As of December 31, 2024 and 2023, we had receivables for current rent amounts owed to us by TA and straight line rent adjustments of $40,097 and $19,816, respectively, included in other assets, net in our consolidated balance sheets.
Until May 15, 2023, our TA leases required TA to pay us percentage rent based upon increases in certain sales. We recognized percentage rent due under our TA leases as rental income when all contingencies were met. We recognized percentage rent of $3,507 and $10,578 during the years ended December 31, 2023 and 2022, respectively, under our TA leases.
For further information regarding our relationships with TA, including the TA Merger, as defined below, see Notes 5 and 9.
Our other net lease agreements generally provide for minimum rent payments and in addition may include variable payments. Rental income from operating leases, including any payments derived by index or market-based indices, is recognized on a straight-line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining the lease term. We recognized rental income from our net lease properties (excluding TA) of $128,889, $129,566 and $135,522 for the years ended December 31, 2024, 2023 and 2022, respectively, which included $4,269, $5,233 and $5,367, respectively, of adjustments to record scheduled rent changes under certain of our leases on a straight line basis.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
We continually review receivables related to rent, straight-line rent and property operating expense reimbursements and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes an assessment of whether substantially all of the amounts due under a tenant’s lease are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as cash is received. We recognize all changes in the collectability assessment for an operating lease as an adjustment to rental income. We recorded reserves for uncollectable amounts and reduced rental income by $2,158 and $4,927 during the years ended December 31, 2024 and 2023, respectively, and reduced our reserves for uncollectable amounts and increased rental income by $320 during the year ended December 31, 2022, based on our assessment of the collectability of rents. We had reserves for uncollectable rents of $5,058 and $3,436 as of December 31, 2024 and 2023, respectively, included in other assets, net in our consolidated balance sheets.
Additional lease information (as lessor). As of December 31, 2024, our leases with parties other than our TRSs, provide for contractual minimum rents to be paid to us during the remaining current terms as follows:

Year	Amount
2025	$380,743
2026	375,642
2027	371,752
2028	366,378
2029	362,395
Thereafter	1,454,236
Total	$3,311,146
Additional lease information (as lessee). As of December 31, 2024, eight of our hotels were subject to ground leases where we are the lessee. In addition, our hotel operators enter various leases on our behalf in the normal course of business at our hotels, or our hotel operating leases. We calculated right of use assets and lease liabilities as the present value of the remaining lease payment obligations for our operating leases, which include the ground leases and hotel operating leases, over the remaining lease term using our estimated incremental borrowing rate. The right of use assets and related lease liabilities are included within other assets, net and accounts payable and other liabilities, respectively, in our consolidated balance sheets.
At December 31, 2024 and 2023, our right of use assets and related lease liabilities each totaled $150,846 and $157,127, respectively, which represented our future obligations under our operating leases and are included in other assets, net and accounts payable and other liabilities, respectively, in our consolidated balance sheets. Our operating leases require minimum fixed rent payments, percentage rent payments based on a percentage of hotel revenues in excess of certain thresholds and rent payments equal to the greater of a minimum fixed rent or percentage rent. Rental expense related to our hotel operating leases of $9,476, $9,618 and $11,148 for the years ended December 31, 2024, 2023 and 2022, respectively, is included in hotel operating expenses within our consolidated statements of comprehensive income (loss). For operating leases related to our net lease properties, our tenants are required to pay the rental expense. As of December 31, 2024, our operating leases provide for contractual minimum rent payments to third parties during the remaining lease terms, as follows:

Year	Amount
2025	$14,120
2026	14,240
2027	14,184
2028	13,891
2029	14,378
Thereafter	201,838
Total lease payments	272,651
Less: imputed interest	(121,805)
Present value of lease liabilities (1)	$150,846
(1)    The weighted average discount rate used to calculate the lease liability and the weighted average remaining term for our ground leases (assuming all extension options) and our hotel operating leases are approximately 5.4% and 19 years (range of three months to 63 years) and 5.7% and 34 years (range of three months to 49 years), respectively.

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
Note 5. Other Investments
Equity Method Investment
As of both December 31, 2024 and 2023, we owned 34% of Sonesta’s outstanding common stock. We account for our 34% non-controlling interest in Sonesta under the equity method of accounting.
As of December 31, 2024 and 2023, our investment in Sonesta had a carrying value of $115,818 and $113,304, respectively. On the date of acquisition of our initial equity interest in Sonesta (February 27, 2020), the cost basis of our investment in Sonesta exceeded our proportionate share of Sonesta’s total stockholders’ equity book value by an aggregate of $8,000. As required under GAAP, we are amortizing this difference to equity in earnings of an investee over 31 years, the weighted average remaining useful life of the real estate assets and intangible assets and liabilities owned by Sonesta as of the date of our acquisition. We recorded amortization of the basis difference of $260 in each of the years ended December 31, 2024, 2023 and 2022. We recognized (losses) earnings of $(12,299), $(4,382) and $2,856 related to our investment in Sonesta for the years ended December 31, 2024, 2023 and 2022, respectively. These amounts, which include amortization of the basis difference, are included in equity in (losses) earnings of an investee in our consolidated statements of comprehensive income (loss).
We recorded a liability of $42,000 for the fair value of our initial investment in Sonesta, as no cash consideration was exchanged related to the modification of our management agreement with, and investment in, Sonesta. This liability for our investment in Sonesta is included in accounts payable and other liabilities in our consolidated balance sheets and is being amortized on a straight-line basis through the initial term of the Sonesta agreement, January 31, 2037, as a reduction to hotel operating expenses in our consolidated statements of comprehensive income (loss). We reduced hotel operating expenses by $2,484 for each of the years ended December 31, 2024, 2023 and 2022, for amortization of this liability. As of December 31, 2024 and 2023, the unamortized balance of this liability was $29,995 and $32,479, respectively.
In 2024 and 2023, we funded capital contributions to Sonesta of $15,266 and $5,134, respectively, to support its growth initiatives, including its franchising efforts. In 2022, we funded an aggregate of $45,470 of capital contributions to Sonesta related to Sonesta’s acquisition of a portfolio of four hotels located in New York, New York. We continue to maintain our 34% ownership in Sonesta after giving effect to these contributions.
Summarized financial information for Sonesta as of December 31, 2024 and 2023, and for the years ended December 31, 2024, 2023 and 2022 is as follows:

		December 31,
		2024	2023
Total current assets		$200,461	$171,265
Total noncurrent assets		$725,599	$694,828
Total current liabilities		$178,933	$155,935
Total noncurrent liabilities		$373,597	$342,839
Non-controlling interest		$52,964	$54,963

	Year Ended December 31,
	2024	2023	2022
Total revenues	$815,457	$765,011	$681,434
Operating (loss) income	$(12,216)	$5,013	$21,929
Net (loss) income	$(36,158)	$(10,823)	$10,056
Net (loss) income attributable to shareholders	$(35,452)	$(11,404)	$9,184
See Notes 4 and 9 for further information regarding our relationships, agreements and transactions with Sonesta.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Investment in Equity Securities
Until May 15, 2023, we owned 1,184,797 shares, or approximately 7.8%, of TA common stock, which were reported at fair value based on quoted market prices (Level 1 inputs as defined in the fair value hierarchy under GAAP) as of the end of the period, with changes in fair value recorded in earnings in our consolidated statements of comprehensive income (loss). As of May 15, 2023, our historical cost basis for these shares was $24,418 and our carrying value for these shares was $101,893. On May 15, 2023, BP Products North America Inc. acquired TA pursuant to a merger, or the TA Merger, for $86.00 per share of TA common stock in cash. We recorded a gain of $48,837 and a loss of $8,104 during the years ended December 31, 2023 and 2022, respectively, to adjust the carrying value of our former investment in shares of TA common stock to its fair value.
See Notes 4 and 9 for further information regarding our relationships, agreements and transactions with TA.
Note 6. Indebtedness
Our principal debt obligations at December 31, 2024 were: (1) $150,000 of outstanding borrowings under our $650,000 revolving credit facility; (2) $4,075,000 aggregate outstanding principal amount of senior unsecured notes; (3) $1,000,000 aggregate outstanding principal amount of senior secured notes; and (4) $606,611 aggregate outstanding principal amount of net lease mortgage notes.
Revolving Credit Facility
Our $650,000 secured revolving credit facility is available for general business purposes, including acquisitions. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity and no principal repayments are due until maturity. Availability of borrowings under our credit agreement is subject to ongoing minimum performance and market values of the collateral properties, satisfying certain financial covenants and other credit facility conditions. The maturity date of our revolving credit facility is June 29, 2027, and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to further extend the stated maturity date of the facility by two additional six-month periods.
Interest payable on drawings under our revolving credit facility is based on the secured overnight financing rate, or SOFR, plus a margin ranging from 1.50% to 3.00% based on our leverage ratio, as defined in our credit agreement, which was 2.50% as of December 31, 2024. As collateral for all loans and other obligations under the facility, certain of our subsidiaries pledged all of their respective equity interests in certain of our direct and indirect property owning subsidiaries, and our pledged subsidiaries provided first mortgage liens on 69 properties, including 66 hotels and three net lease properties, with an aggregate undepreciated carrying value of $1,717,254 as of December 31, 2024. During the year ended December 31, 2024, we sold three hotels that served as collateral under our revolving credit facility. In connection with the sales of these hotels, the hotels were released from the collateral pool in accordance with the terms of our revolving credit facility. We also pay unused commitment fees of 20 to 30 basis points per annum on the total amount of lending commitments under our revolving credit facility based on amounts outstanding. As of December 31, 2024 and 2023, the annual interest rate payable on borrowings under our revolving credit facility was 6.99% and 7.88%, respectively. The weighted average interest rate for borrowings under our revolving credit facility was 7.43% for the year ended December 31, 2024. We had no borrowings outstanding under our revolving credit facility during the year ended December 31, 2023. As of December 31, 2024 and February 24, 2025, we had $150,000 and $50,000, respectively, outstanding under our revolving credit facility and $500,000 and $600,000, respectively, available for borrowing.
Availability under our revolving credit facility is partially based on the performance of the properties serving as collateral under the facility. Based on expectations of performance of certain of the collateral properties, we and our lenders amended the credit facility in October 2024 to temporarily reduce the required collateral property debt yield from 12% to 8.5% from September 30, 2024 through December 31, 2024, and increase the required collateral property debt yield to 9.5% for the quarter ending March 31, 2025; 10% for the quarter ending June 30, 2025; 11% for the quarter ending September 30, 2025; and 12% for the quarter ending December 31, 2025 and thereafter. Subject to meeting these revised collateral property debt yield levels and meeting other conditions, we will continue to have full access to undrawn amounts under our revolving credit facility.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
In February 2025, we and our lenders further amended our revolving credit facility to reduce the required debt service coverage ratio covenant from 1.50 times to 1.30 times effective with respect to the fourth quarter of 2024 and continuing through the end of the loan term. In order to exercise the first extension option, we would be required to maintain 1.50 times debt service coverage level as of and for the duration of the extension period. We also agreed to change the required collateral property debt yield to 10% effective with respect to the first quarter of 2025 and continuing through the end of the loan term and to swap collateral properties as follows: 49 hotels with an aggregate of 8,197 keys and an aggregate undepreciated carrying value of $1,402,307 will be released from the collateral pool and 35 travel centers leased to TA, which travel centers we refer to as our TA No. 5 lease, with an aggregate undepreciated carrying value of $601,684, will be added as collateral to our revolving credit facility. Of the hotels being released from the collateral pool, 38 hotels with an aggregate of 5,078 keys and an aggregate undepreciated carrying value of $689,592 are part of our hotel disposition plan. The corresponding equity pledges will be swapped as well. We expect to complete this collateral swap by the end of the second quarter of 2025.
Our debt agreements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR ceasing to act as our business manager. Our debt agreements also contain covenants, including those that restrict our ability to incur debts or to make distributions under certain circumstances and generally require us to maintain certain financial ratios. Borrowings under our revolving credit facility are subject to meeting ongoing minimum performance and market values of the collateral properties, satisfying certain financial covenants and other credit facility conditions. We believe we were in compliance with the terms and conditions of our debt agreements as of December 31, 2024.
Senior Guaranteed Unsecured Notes Issuance
In June 2024, we issued $700,000 aggregate principal amount of 8.375% senior guaranteed unsecured notes due 2029 and $500,000 aggregate principal amount of 8.875% senior guaranteed unsecured notes due 2032 in underwritten public offerings. The aggregate net proceeds from these notes were $1,162,077, after underwriting discounts and other offering expenses. These notes are fully and unconditionally guaranteed, on a joint and several basis and on a senior unsecured basis, by all of our subsidiaries, except for our foreign subsidiaries and certain other excluded subsidiaries. Such other excluded subsidiaries include, but are not limited to, subsidiaries whose equity has been pledged to secure borrowings under our credit agreement and our 8.625% senior secured notes due 2031, and subsidiaries whose assets secure our net lease mortgage notes.
Repayment of 2025 Maturities
In June 2024, we redeemed all of our outstanding 7.50% senior unsecured notes due 2025 for a redemption price equal to the principal amount of $800,000, plus accrued and unpaid interest and a premium equal to a make whole amount. As a result of the redemption, we recorded a loss on early extinguishment of debt of $17,681 during the year ended December 31, 2024, which represented the make whole premium and the write-off of unamortized discounts and issuance costs related to these notes.
In June 2024, we repurchased $272,803 principal amount of our $350,000 4.50% senior unsecured notes due 2025 at a total cost of $270,396, excluding accrued interest, pursuant to a cash tender offer. Also in June 2024, we effected the satisfaction and discharge of the remaining $77,197 principal amount of our $350,000 4.50% senior unsecured notes due 2025 that were not purchased as part of the tender offer in accordance with their terms. As a result of these transactions, we recorded a gain on early extinguishment of debt of $1,500 during the year ended December 31, 2024, which represented the discount to par paid to repurchase the notes, net of the write-off of unamortized discounts and issuance costs related to these notes.
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

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Our net lease mortgage notes are summarized below:

Note Class	Principal Outstanding as of December 31, 2024	Coupon Rate	Initial Term (in years)	Maturity
Class A	$302,204	5.15%	5	February 2028
Class B	172,207	5.55%	5	February 2028
Class C	132,200	6.70%	5	February 2028
Total / weighted average	$606,611	5.60%
The Class A notes and the Class B notes require monthly principal repayments at an annualized rate of 0.50% and 0.25% of the balance outstanding, respectively, and the Class C notes require interest payments only, with balloon payments due at maturity. The notes mature in February 2028 and may be redeemed without penalty 24 months prior to the scheduled maturity date beginning in February 2026. The notes are non-recourse and are secured by 315 net lease retail properties owned by the Issuer. As of December 31, 2024, the current leases relating to those properties required annual minimum rents of $66,632 and had an aggregate undepreciated carrying value of $760,033.
On January 27, 2025, the Issuer issued a variable funding note, or VFN, secured by the 315 net lease properties that also secure our existing $606,611 of net lease mortgage notes. The VFN permits borrowings on a revolving basis up to $45,000 and the Issuer can borrow, repay and reborrow funds available until maturity. The maturity date of the VFN is January 27, 2027, and, subject to the payment of an extension fee and meeting certain other conditions, can be extended by one year at the Issuer’s option. The VFN requires interest payments only on drawings under the VFN based on SOFR plus a margin of 1.75%, and an unused commitment fee of 50 basis points per annum paid on undrawn amounts. We borrowed $45,000 for general business purposes under the VFN upon closing.
The required principal payments due during the next five years and thereafter under all our outstanding debt at December 31, 2024 were as follows:

Year	Amount
2025	$1,958
2026	801,958
2027	1,001,958
2028	1,000,737
2029	1,125,000
Thereafter	1,900,000
Total	$5,831,611
Note 7. Shareholders’ Equity
Share Awards
We have common shares available for issuance under the terms of our Amended and Restated 2012 Equity Compensation Plan, or the 2012 Plan. During the years ended December 31, 2024, 2023 and 2022, we awarded shares to our Trustees, officers and other employees of RMR as follows:

Year	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Value of Grants
2024	1,031,329	$4.50	$4,641
2023	438,000	$7.88	$3,451
2022	433,500	$6.63	$2,874
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

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
A summary of shares awarded, vested, forfeited and unvested under the terms of the 2012 Plan for the years ended December 31, 2024, 2023 and 2022 is as follows:

	2024		2023		2022
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares, beginning of year	609,960	$7.88	588,830	$8.81	425,030	$11.93
Shares awarded	1,031,329	$4.50	438,000	$7.88	433,500	$6.63
Shares vested	(613,848)	$6.23	(394,470)	$9.21	(266,300)	$10.20
Shares forfeited	(3,000)	$6.75	(22,400)	$8.91	(3,400)	$12.08
Unvested shares, end of year	1,024,441	$5.47	609,960	$7.88	588,830	$8.81
The 1,024,441 unvested shares as of December 31, 2024 are scheduled to vest as follows: 320,980 shares in 2025, 289,362 shares in 2026, 239,080 shares in 2027 and 175,019 shares in 2028. As of December 31, 2024, the estimated future compensation expense for the unvested shares was $5,021. The weighted average period over which the compensation expense will be recorded is approximately 24 months. During the years ended December 31, 2024, 2023 and 2022, we recorded $3,620, $3,417 and $2,775, respectively, of compensation expense related to the 2012 Plan.
At December 31, 2024, 217,189 of our common shares remain reserved for issuance under the 2012 Plan.
Share Purchases
During the years ended December 31, 2024, 2023 and 2022, we purchased our common shares from our officers and certain other current and former officers and employees of RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of our common shares as follows:

Year	Aggregate Number of Shares Purchased	Weighted Average Purchase Price	Value
2024	161,387	$4.65	$751
2023	98,571	$8.14	$802
2022	69,867	$6.72	$470
Distributions
During the years ended December 31, 2024, 2023 and 2022, we paid distributions on our common shares as follows:

	Annual Per Share Distribution	Total Distributions	Characterization of Distributions
Year			Ordinary Income	Capital Gain	Return of Capital	Qualified Dividend (1)
2024	$0.61	$101,150	—%	—%	100.00%	—%
2023	$0.80	$132,430	9.30%	86.15%	4.55%	6.25%
2022	$0.23	$38,044	—%	—%	100.00%	—%
(1)Qualified Dividends are a subset of, and included in, the Ordinary Income amount.
On January 16, 2025, we declared a regular quarterly distribution to common shareholders of record on January 27, 2025 of $0.01 per share, or $1,666. We paid this distribution on February 20, 2025.
Cumulative Other Comprehensive Income (Loss)
Cumulative other comprehensive income (loss) represents our share of the comprehensive income (loss) of Sonesta. See Notes 4, 5 and 9 for further information regarding this investment.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Note 8. Business and Property Management Agreements with RMR
We have no employees. The personnel and various services we require to operate our business are provided to us by RMR. We have two agreements with RMR to provide management services to us: (1) a business management agreement, which relates to our business generally, and (2) a property management agreement, which relates to our property level operations of our net lease portfolio, the office building component of one of our hotels and major renovation or repositioning activities at our hotels that we may request RMR to manage from time to time. See Note 9 for further information regarding our relationships, agreements and transactions with RMR.
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
•Incentive Management Fee. The incentive management fee which may be earned by RMR for an annual period is calculated as follows:
◦An amount, subject to a cap based on the value of our common shares outstanding, equal to 12% of the product of:
•our equity market capitalization on the last trading day of the year immediately prior to the relevant three year measurement period, and
•the amount (expressed as a percentage) by which the total return per share, as defined in the business management agreement and further described below, of our common shareholders (i.e., share price appreciation plus dividends) exceeds the total shareholder return of the applicable market index, or the benchmark return per share, for the relevant measurement period. The MSCI U.S. REIT/Hotel & Resort REIT Index is the applicable benchmark index.
For purposes of the total return per share of our common shareholders, share price appreciation for a measurement period is determined by subtracting (1) the closing price of our common shares on Nasdaq on the last trading day of the year immediately before the first year of the applicable measurement period, or the initial share price, from (2) the average closing price of our common shares on the ten consecutive trading days having the highest average closing prices during the final 30 trading days in the last year of the measurement period.
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
◦The incentive management fee is subject to a cap. The cap is equal to the value of the number of our common shares which would, after issuance, represent 1.5% of the number of our common shares then outstanding multiplied by the average closing price of our common shares during the ten consecutive trading days having the highest average closing prices during the final 30 trading days of the relevant measurement period.
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
Business management fees are included in included in general and administrative expenses in our consolidated statements of comprehensive income (loss). We did not incur any incentive management fees pursuant to our business management agreement for the years ended December 31, 2024, 2023 or 2022.
•Property Management and Construction Supervision Fees. The property management fees payable to RMR by us for each applicable period are equal to 3.0% of gross collected rents and the construction supervision fees payable to RMR by us for each applicable period are equal to 5.0% of construction costs for our net lease portfolio, and the office building component of one of our hotels that are subject to our property management agreement with RMR. We and RMR include the properties we lease to TA in our property management agreement. The property management fees payable to RMR by us for the properties we lease to TA are equal to 1.0% of gross collected rents for the 2024 calendar year, 2.0% of gross collected rents for the 2025 calendar year and 3.0% of gross collected rents for the 2026 calendar year and thereafter. Pursuant to our property management agreement with RMR, RMR oversees any major capital projects and repositioning activities at our hotels, including our hotels that are managed by Sonesta, as we may request from time to time. RMR receives the same fee previously paid to Sonesta for these services, which is equal to 3% of the cost of any such major capital project or repositioning activity. Property management fees are included in other net lease operating expenses in our consolidated statements of comprehensive income (loss) and construction supervision fees are capitalized as building improvements in our consolidated balance sheets and are depreciated over the estimated useful lives of the related capital assets.
•Expense Reimbursement. We are generally responsible for all of our operating expenses, including certain expenses incurred or arranged by RMR on our behalf. We are generally not responsible for payment of RMR’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR employees assigned to work exclusively or partly at our net lease properties and the office building component of one of our hotels, our share of the wages, benefits and other related costs of RMR’s centralized accounting personnel, our share of RMR’s costs for providing our internal audit function, and as otherwise agreed. Our property level operating expenses are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR which are included in net lease operating expenses and general and administrative expenses, as applicable, in our consolidated statements of comprehensive income (loss).

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
•Term. Our management agreements with RMR have terms that end on December 31, 2044, and automatically extend on December 31st of each year for an additional year, so that the terms of our management agreements thereafter end on the 20th anniversary of the date of the extension.
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
•Termination Fee. If we terminate one or both of our management agreements with RMR for convenience, or if RMR terminates one or both of our management agreements for good reason, we have agreed to pay RMR a termination fee in an amount equal to the sum of the present values of the monthly future fees, as defined therein, for the terminated management agreement(s) for the term that was remaining prior to such termination, which, depending on the time of termination would be between 19 and 20 years. If we terminate one or both of our management agreements with RMR for a performance reason, we have agreed to pay RMR the termination fee calculated as described above, but assuming a ten year term was remaining prior to the termination. We are not required to pay any termination fee if we terminate our management agreements with RMR for cause or as a result of a change of control of RMR.
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
In January 2025, in connection with a $100,000 credit agreement and related security agreement entered into by RMR and certain of its subsidiaries with Citibank, N.A., or Citibank, and the other lenders party thereto, we consented to the pledge and assignment of RMR’s interest in our management agreements under the security agreement. Pursuant to the consent, we agreed, among other things, that upon notice that an event of default under the RMR credit agreement has occurred and is continuing, we will continue to make all payments under our management agreements in accordance with the instructions of Citibank, and that if there is an event of default by RMR under our management agreements that would allow us to terminate or suspend our obligations, we will not terminate or suspend without notice to Citibank and provide Citibank 30 days to cure the default on RMR’s behalf. The consent was approved by our Independent Trustees.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
For the years ended December 31, 2024, 2023 and 2022, the business management fees, property management fees and construction supervision fees recognized in our consolidated financial statements were as follows:

	Year Ended December 31,
	2024	2023	2022
Pursuant to business management agreement:
Net business management fees (1)	$29,653	$33,352	$35,495

Pursuant to property management agreement:
Property management fees	$6,012	$3,702	$3,998
Construction supervision fees	5,958	4,666	2,130
	$11,970	$8,368	$6,128

Expense reimbursement:
Property level expenses	$4,445	$4,648	$3,258
(1)The net business management fees we recognized for each of the years ended December 31, 2024, 2023 and 2022 reflect a reduction of $3,585 for the amortization of the liability we recorded in connection with our former investment in RMR Inc.
Note 9. Related Person Transactions
We have relationships and historical and continuing transactions with TA, Sonesta, RMR, RMR Inc., and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. Following the TA Merger, TA ceased being a related party. RMR is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., and is chair of the board of directors and a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR. John Murray, our other Managing Trustee and our former President and Chief Executive Officer, also serves as an officer and employee of RMR and as president and chief executive officer of Sonesta. In addition, each of our other officers serves as an officer of RMR. Some of our Independent Trustees also serve as independent trustees of other public companies to which RMR or its subsidiaries provide management services. Adam Portnoy serves as chair of the boards and as a managing trustee of these public companies. Other officers of RMR, including Mr. Murray and certain of our officers, serve as managing trustees or officers of certain of these companies.
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
TA. We lease 175 of our travel centers to TA under the TA leases. RMR provides management services to us and, until the TA Merger, provided services to TA, and Mr. Portnoy, until the TA Merger, also served as the chair of the board of directors and as a managing director of TA and, as of immediately prior to the TA Merger, beneficially owned 661,506 shares of TA common stock (including through RMR), representing approximately 4.4% of TA’s outstanding shares of common stock.
See Notes 4 and 5 for further information regarding our relationships, agreements and transactions with TA.
Sonesta. Sonesta is a private company of which Adam Portnoy, one of our Managing Trustees, is a director and the controlling stockholder. One of Sonesta’s other directors and president and chief executive officer is our other Managing Trustee and former President and Chief Executive Officer, and Sonesta’s other director serves as one of RMR Inc.’s managing directors, as RMR’s and RMR Inc.’s executive vice president, general counsel and secretary and as our Secretary. Certain other

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
officers and employees of Sonesta are former officers and employees of RMR. RMR also provides certain services to Sonesta. As of December 31, 2024, we owned 34% of Sonesta’s outstanding shares of common stock and Sonesta managed 181 of our hotels. See Notes 4 and 5 for further information regarding our relationships, agreements and transactions with Sonesta.
Note 10. Income Taxes
Our provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$—	$—	$—
State	931	(106)	385
Foreign	1,105	503	233
	2,036	397	618
Deferred:
Foreign	(634)	(1,895)	(817)
	(634)	(1,895)	(817)
	$1,402	$(1,498)	$(199)
A reconciliation of our effective tax rate and the current U.S. Federal statutory income tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Taxes at statutory U.S. federal income tax rate	21.0%	21.0%	21.0%
Nontaxable income of SVC	(21.0)%	(21.0)%	(21.0)%
State and local income taxes, net of federal tax benefit	(0.3)%	0.3%	(0.3)%
Foreign taxes	(0.2)%	(6.9)%	0.4%
Foreign tax rate change	0.0%	11.0%	0.0%
Effective tax rate	(0.5)%	4.4%	0.1%
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

	As of December 31,
	2024	2023
Deferred tax assets:
Tax loss carryforwards	$140,665	$112,532
Other	12,782	7,973
Deferred tax assets	153,447	120,505
Valuation allowance	(152,676)	(120,505)
Net deferred tax assets	$771	$—

Deferred tax liabilities:
Property basis difference	$(7,754)	$(7,970)
Puerto Rico deferred tax gain	(8,073)	(8,162)
Other	(442)	—
Net deferred tax liabilities	$(16,269)	$(16,132)

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Net deferred tax liabilities are included in accounts payable and other liabilities in our consolidated balance sheets.
At December 31, 2024 and 2023, our consolidated TRS had a net deferred tax asset, prior to any valuation allowance, of $141,642 and $114,145, respectively, which consists primarily of the tax benefit of net operating loss carryforwards and tax credits. Because of the uncertainty surrounding our ability to realize the future benefit, we have provided a 100% valuation allowance against certain deferred tax assets as of December 31, 2024 and 2023. As of December 31, 2024 and 2023, our consolidated TRS had net operating loss carryforwards for federal income tax purposes of approximately $556,778 and $442,560, respectively, which partially expire starting in 2027. At December 31, 2024 and 2023, we recorded a deferred tax liability of $8,073 and $8,162, respectively, as a result of the book value to tax basis difference related to the accounting of an insurance settlement in 2021.
At December 31, 2024 and 2023, we, excluding our subsidiaries, had net operating loss carryforwards for federal income tax purposes of approximately $579,886 and $514,568, respectively, of which certain losses incurred prior to 2018 partially expire starting in 2027.
Note 11. Concentration
Geographic Concentration
At December 31, 2024, our 948 properties were located in 46 states in the United States, plus the District of Columbia, Ontario, Canada and Puerto Rico. Between 5% and 13% of our properties, by investment, were located in each of California, Texas, Florida, Illinois and Georgia. Our two hotels in Ontario, Canada and our hotel in Puerto Rico represent 3.1% of our hotels, by investment, in the aggregate at December 31, 2024.
Credit Concentration
As of December 31, 2024, Sonesta operated 181 of our hotels and TA leased 175 of our net lease properties, representing 50.0% and 28.7%, respectively, of our investment. See Notes 4 and 9 for a discussion of our Sonesta and TA agreements.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Note 12. Segment Information
Our operating segments are based on our internal reporting structure and property type and are aligned with how our CODM reviews the operating results to allocate resources and assess segment performance. The CODM is our President and Chief Investment Officer. Our two reportable segments are hotel investments and net lease investments. Our hotel investments segment consists of hotels managed by subsidiaries of Sonesta, Hyatt, Radisson and IHG. Our net lease investments segment consists of service-focused retail net lease properties, including travel centers leased to TA, our largest tenant.
The significant expense categories and amounts presented below align with the segment-level information that is regularly provided to our CODM. Our CODM reviews operating and financial results, including net income (loss) and its components, to allocate resources and assess segment performance. The accounting policies of our reportable segments are the same as those described in Note 2. The tables below present information about our segments.

	Year Ended December 31, 2024
	Hotels	Net Lease	Total
Revenues:
Hotel operating revenues	$1,496,705	$—	$1,496,705
Rental income	—	400,223	400,223
Total revenues	1,496,705	400,223	1,896,928

Less:
Labor and benefits (1)	557,126	3,865	560,991
Management fees	54,738	6,012	60,750
Real estate taxes and insurance	122,342	3,312	125,654
Other operating expenses (2)	539,947	6,628	546,575
Depreciation and amortization	221,299	150,487	371,786
Interest expense	—	46,231	46,231
Other segment items (3)	36,746	19,687	56,433
Segment (loss) profit	(35,493)	164,001	128,508

Reconciliation of segment profit or loss:
General and administrative			(40,239)
Interest income			3,648
Interest expense			(337,561)
Loss on early extinguishment of debt, net			(16,181)
Income tax expense			(1,402)
Equity in losses of an investee			(12,299)
Net loss			$(275,526)
(1)    Labor and benefits for our net lease investments segment include property level expense reimbursements as discussed in Note 8.
(2)    Other operating expenses for each reportable segment include expenses such as repairs and maintenance, utilities and other costs incurred in connection with the operation of our properties.
(3)    Other segment items for each reportable segment include transaction related costs, gains and losses on asset impairment and sale of real estate and interest income, as applicable.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

	Year Ended December 31, 2023
	Hotels	Net Lease	Total
Revenues:
Hotel operating revenues	$1,478,034	$—	$1,478,034
Rental income	—	395,829	395,829
Total revenues	1,478,034	395,829	1,873,863

Less (plus):
Labor and benefits (1)	534,620	4,279	538,899
Management fees	54,192	3,702	57,894
Real estate taxes and insurance	109,287	3,465	112,752
Other operating expenses (2)	525,807	6,217	532,024
Depreciation and amortization	216,235	167,825	384,060
Interest expense	—	40,920	40,920
Other segment items (3)	(42,003)	8,021	(33,982)
Segment profit	79,896	161,400	241,296

Reconciliation of segment profit:
General and administrative			(45,397)
Transaction related costs			1,623
Gain on equity securities, net			48,837
Interest income			20,692
Interest expense			(295,422)
Loss on early extinguishment of debt			(1,524)
Income tax benefit			1,498
Equity in losses of an investee			(4,382)
Net loss			$(32,779)
(1)    Labor and benefits for our net lease investments segment include property level expense reimbursements as discussed in Note 8.
(2)    Other operating expenses for each reportable segment include expenses such as repairs and maintenance, utilities and other costs incurred in connection with the operation of our properties.
(3)    Other segment items for each reportable segment include gains and losses on asset impairment and sale of real estate and interest income, as applicable.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

	Year Ended December 31, 2022
	Hotels	Net Lease	Total
Revenues:
Hotel operating revenues	$1,467,344	$—	$1,467,344
Rental income	—	395,667	395,667
Total revenues	1,467,344	395,667	1,863,011

Less (plus):
Labor and benefits (1)	511,364	2,973	514,337
Management fees	53,385	3,998	57,383
Real estate taxes and insurance	121,733	2,398	124,131
Other operating expenses (2)	540,875	3,807	544,682
Depreciation and amortization	221,416	179,692	401,108
Other segment items (3)	(37,689)	807	(36,882)
Segment profit	56,260	201,992	258,252

Reconciliation of segment profit:
General and administrative			(44,404)
Transaction related costs			(1,920)
Loss on equity securities, net			(8,104)
Interest income			3,326
Interest expense			(341,795)
Loss on early extinguishment of debt			(791)
Income tax benefit			199
Equity in earnings of an investee			2,856
Net loss			$(132,381)
(1)    Labor and benefits for our net lease investments segment include property level expense reimbursements as discussed in Note 8.
(2)    Other operating expenses for each reportable segment include expenses such as repairs and maintenance, utilities and other costs incurred in connection with the operation of our properties.
(3)    Other segment items for each reportable segment include gains and losses on asset impairment and sale of real estate and interest income, as applicable.

	As of December 31,
	2024	2023	2022
Assets:
Hotels	$3,897,132	$3,943,213	$3,882,701
Net Lease	2,942,585	3,084,686	3,376,295
Corporate	279,841	328,217	229,195
Total assets	$7,119,558	$7,356,116	$7,488,191

	As of December 31,
	2024	2023	2022
Capital expenditures:
Hotels	$297,398	$232,053	$110,343
Net Lease	5,494	3,477	5,584
Total capital expenditures	$302,892	$235,530	$115,927

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Note 13. Fair Value of Assets and Liabilities
The table below presents certain of our assets carried at fair value at December 31, 2024, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

		Fair Value at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-recurring Fair Value Measurement Assets:
Assets of properties held for sale (1)(2)	$14,664	$—	$13,382	$1,282
Assets of properties held and used (3)	$7,408	$—	$—	$7,408
(1)We recorded impairment charges totaling $13,641 during the year ended December 31, 2024, to reduce the carrying value of three hotels and two net lease properties in our consolidated balance sheet to their estimated fair value, less estimated costs to sell of $687, based on negotiated sales prices with third party buyers (Level 2 inputs as defined in the fair value hierarchy under GAAP).
(2)We recorded impairment charges totaling $4,512 during the year ended December 31, 2024, to reduce the carrying value of one net lease property in our consolidated balance sheet to their estimated fair value, less estimated costs to sell of $68, based on brokers’ opinion of values (Level 3 inputs as defined in the fair value hierarchy under GAAP).
(3)We recorded impairment charges totaling $4,285 during the year ended December 31, 2024, to reduce the carrying value of one net lease property in our consolidated balance sheet to its estimated fair value. We determined the estimated fair value of this property by discounting expected future cash flows based on prevailing market rents and including an exit capitalization rate to determine the final year of cash flows. Our assessment to determine the estimated fair value of this property used significant unobservable inputs (Level 3 inputs as defined in the fair value hierarchy under GAAP) including a discount rate of 7.0% and an exit capitalization rate of 6.3%.
In addition to the assets included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, revolving credit facility, net lease mortgage notes, senior notes and security deposits. At December 31, 2024 and 2023, the fair values of these financial instruments approximated their carrying values in our consolidated balance sheets due to their short-term nature or floating interest rates, except as follows:

	December 31, 2024		December 31, 2023
	Carrying	Fair	Carrying	Fair
	Value (1)	Value	Value (1)	Value
Senior Unsecured Notes, due 2025 at 4.50%	$—	$—	$349,181	$341,688
Senior Unsecured Notes, due 2025 at 7.50%	—	—	796,007	808,888
Senior Unsecured Notes, due 2026 at 5.25%	348,730	339,889	347,601	339,780
Senior Unsecured Notes, due 2026 at 4.75%	448,957	425,237	448,347	419,909
Senior Unsecured Notes, due 2027 at 4.95%	398,428	373,796	397,672	362,108
Senior Guaranteed Unsecured Notes, due 2027 at 5.50%	446,758	420,809	445,631	412,002
Net Lease Mortgage Notes, due 2028 at 5.60%	568,283	585,236	558,876	585,784
Senior Unsecured Notes, due 2028 at 3.95%	396,505	335,056	395,355	327,708
Senior Guaranteed Unsecured Notes, due 2029 at 8.375%	682,934	676,725	—	—
Senior Unsecured Notes, due 2029 at 4.95%	421,269	338,071	420,477	351,726
Senior Unsecured Notes, due 2030 at 4.375%	394,189	301,752	393,056	310,524
Senior Secured Notes, due 2031 at 8.625%	972,073	1,040,590	968,017	1,047,430
Senior Guaranteed Unsecured Notes, due 2032 at 8.875%	482,577	462,755	—	—
Total financial liabilities	$5,560,703	$5,299,916	$5,520,220	$5,307,547
(1)Carrying value includes unamortized discounts, premiums and certain debt issuance costs.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
At December 31, 2024 and 2023, we estimated the fair values of our senior notes using an average of the bid and ask price of our then outstanding issuances of senior notes (Level 2 inputs). At December 31, 2024 and 2023, we estimated the fair value of our net lease mortgage notes using discounted cash flow analyses and current prevailing market rates as of the measurement date (Level 3 inputs). As Level 3 inputs are unobservable, our estimated value may differ materially from the actual fair value.

SERVICE PROPERTIES TRUST
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2024
(dollars in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount at which Carried at Close of Period
Property Count	Brand	Encumbrances (1)	Land	Building & Improvements	Improvements	Impairment	Cost Basis Adjustment(2)	Land	Building & Improvements	Total(3)	Accumulated Depreciation(4)	Date of Construction	Date Acquired
	Hotel Properties
17	Royal Sonesta Hotels® (5)	$—	$229	$1,118	$445	$(9)	$(17)	$229	$1,537	$1,766	$(476)	1912 through 2010	2001 through 2019
22	Sonesta Hotels & Resorts® (5)	—	216	641	479	(51)	(17)	216	1,052	1,268	(339)	1950 through 2010	1998 through 2023
51	Sonesta ES Suites® (5)	—	115	502	417	(35)	(71)	115	813	928	(407)	1985 through 2009	1996 through 2018
37	Sonesta Select® (5)	—	79	351	241	(4)	(87)	79	501	580	(313)	1987 through 2000	1995 through 2001
46	Sonesta Simply Suites® (5)	—	61	304	142	(17)	(38)	61	391	452	(211)	1997 through 2021	1997 through 2003
17	Hyatt Place® (5)	—	20	137	120	—	(9)	20	248	268	(98)	1995 through 2002	1997 through 2002
5	Radisson® Hotels & Resorts	—	9	93	59	—	(2)	9	150	159	(83)	1987 through 1990	1996 through 1997
1	Crowne Plaza®	—	17	69	32	—	(1)	17	100	117	(21)	1986	2017
2	Country Inn & Suites® by Radisson	—	3	24	11	—	—	3	35	38	(21)	1989	1996
	Net Lease Service Retail Properties
131	TravelCenters of America (6)	—	564	936	452	—	(455)	564	933	1,497	(530)	1962 through 2017	2007 through 2017
44	Petro Stopping Centers (6)	—	260	522	195	—	(243)	260	474	734	(255)	1975 through 2017	2008 through 2017
14	The Great Escape	—	19	64	—	—	—	19	64	83	(12)	1986 through 2007	2019
3	Life Time Fitness	—	17	56	—	—	—	17	56	73	(11)	1987 through 2012	2019
5	Buehler's Fresh Foods	52	10	49	—	—	—	10	49	59	(13)	1980 through 2000	2019
59	Heartland Dental	—	11	37	1	—	—	11	38	49	(8)	1920 through 2005	2019
10	Norms	—	23	24	1	—	—	23	25	48	(6)	1957 through 2014	2019
5	AMC Theatres	—	13	34	1	—	—	13	35	48	(8)	1995 through 2008	2019
23	Express Oil Change	37	6	37	—	—	—	6	37	43	(7)	1965 through 2001	2019
40	Pizza Hut	24	12	28	—	—	—	12	28	40	(15)	1915 through 2006	2019
3	Flying J Travel Plaza (5)	—	6	32	1	—	—	6	33	39	(6)	2001	2019
9	Vacant	—	22	20	5	(5)	(5)	19	18	37	(4)	1977 through 2005	2007 through 2019
6	America's Auto Auction	27	7	23	6	—	—	7	29	36	(6)	1960 through 2005	2019
4	Courthouse Athletic Club	20	5	28	—	—	—	5	28	33	(6)	1980 through 2001	2019
2	Big Al's	17	3	28	—	—	—	3	28	31	(4)	2006 through 2010	2019
4	B&B Theatres	—	12	15	3	—	—	12	18	30	(5)	1998 through 2004	2019
1	Fleet Farm	—	3	28	—	—	—	3	28	31	(5)	1979	2019
16	Martin's	21	7	21	—	—	(1)	7	20	27	(5)	1962 through 2003	2019
19	Arby's	18	7	19	—	—	—	7	19	26	(8)	1967 through 2005	2019
17	Burger King	18	5	21	—	—	—	5	21	26	(7)	1979 through 2000	2019

SERVICE PROPERTIES TRUST
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2024
(dollars in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount at which Carried at Close of Period
Property Count	Brand	Encumbrances (1)	Land	Building & Improvements	Improvements	Impairment	Cost Basis Adjustment(2)	Land	Building & Improvements	Total(3)	Accumulated Depreciation(4)	Date of Construction	Date Acquired
5	Regal Cinemas	—	5	21	—	—	—	5	21	26	(5)	2005 through 2010	2019
20	Popeye's Chicken & Biscuits	21	8	17	—	—	—	8	17	25	(6)	1968 through 2003	2019
4	Crème de la Crème	19	7	18	—	—	—	7	18	25	(3)	1999 through 2003	2019
32	Church's Chicken	—	5	18	—	—	—	5	18	23	(5)	1968 through 1983	2019
15	Hardee's	16	4	18	—	—	—	4	18	22	(6)	1977 through 1997	2019
5	Mister Car Wash	20	2	19	1	—	—	2	20	22	(3)	1960 through 2005	2019
6	United Supermarkets	16	4	17	—	—	—	4	17	21	(6)	1979 through 1997	2019
2	Mesa Fitness	14	3	17	—	—	—	3	17	20	(3)	1983 through 2007	2019
13	Taco Bell	14	4	15	—	—	—	4	15	19	(4)	1982 through 2019	2019 through 2020
28	Uncle Ed's Oil Shoppe	—	6	12	—	—	—	6	12	18	(5)	1959 through 1999	2019
1	CarMax	—	5	13	—	—	—	5	13	18	(2)	2005	2019
1	Multi-Tenant	—	2	19	5	(9)	(1)	2	14	16	(4)	1986 through 2001	2019
2	Fusion Gyms	—	3	10	2	—	—	3	12	15	(2)	1987 through 1994	2019
5	Pike Nursery	16	8	6	—	—	—	8	6	14	(2)	1970 through 1996	2019
1	Dave & Buster's	12	3	11	—	—	—	3	11	14	(2)	1972	2019
2	HHI-Formtech	9	3	10	—	—	—	3	10	13	(5)	1952	2019
3	Golden Corral	—	4	8	—	—	(1)	4	7	11	(2)	1989 through 2000	2019
2	Sanford's Grub & Pub	—	1	10	—	—	—	1	10	11	(2)	1928 through 2003	2019
5	Fuddruckers	—	4	6	—	—	—	4	6	10	(2)	1994 through 1995	2019
4	Rite Aid	—	3	7	—	—	—	3	7	10	(2)	1993 through 2000	2019
4	Texas Roadhouse	6	7	6	—	—	(3)	7	3	10	(1)	1992 through 2003	2019
2	Eddie Merlot's	6	2	8	—	—	—	2	8	10	(2)	2001 through 2003	2019
1	Baptist Emergency Hospital	10	2	8	—	—	—	2	8	10	(1)	2013	2019
12	Core & Main	4	4	5	—	—	—	4	5	9	(2)	1972 through 1998	2019
5	Lerner and Rowe	9	1	8	—	—	—	1	8	9	(1)	1970 through 2007	2019
4	Meineke Car Care Center	—	3	6	—	—	—	3	6	9	(1)	1999 through 2000	2019
1	Cermak Fresh Market	6	2	7	—	—	—	2	7	9	(4)	1989	2019
1	Columbus Preparatory Academy	6	1	8	—	—	—	1	8	9	(1)	2004	2019
1	Academy Sports + Outdoors	5	1	6	—	—	—	1	6	7	(1)	2016	2019
1	Austin's Park n' Pizza	5	—	8	—	—	—	—	8	8	(2)	2003	2019
1	Kohl's	5	2	6	—	—	—	2	6	8	(2)	1986	2019
1	LA Fitness	—	1	7	—	—	—	1	7	8	(1)	2012	2019
9	Sonic Drive-In	7	3	4	—	—	—	3	4	7	(2)	1991 through 2018	2019
3	Krispy Kreme	7	2	5	—	—	—	2	5	7	(1)	2000 through 2004	2019
3	Oregano's Pizza Bistro	5	1	6	—	—	—	1	6	7	(2)	1964 through 2006	2019
2	Blue Rhino	15	3	4	—	—	—	3	4	7	(1)	2004	2019
2	Diagnostic Health	—	1	6	—	—	—	1	6	7	(1)	1985 through 1997	2019

SERVICE PROPERTIES TRUST
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2024
(dollars in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount at which Carried at Close of Period
Property Count	Brand	Encumbrances (1)	Land	Building & Improvements	Improvements	Impairment	Cost Basis Adjustment(2)	Land	Building & Improvements	Total(3)	Accumulated Depreciation(4)	Date of Construction	Date Acquired
1	Marcus Theaters	—	2	5	—	—	—	2	5	7	(2)	1999	2019
7	Hughes Supply	3	2	4	—	—	—	2	4	6	(1)	1976 through 1993	2019
5	Brookshire Brothers	5	1	5	—	—	—	1	5	6	(2)	1992 through 1999	2019
3	Jack's Family Restaurant	4	2	4	—	—	—	2	4	6	(1)	2008 through 2016	2019
3	Wendy's	6	1	5	—	—	—	1	5	6	(1)	1984 through 1996	2019
2	Flying Star Cafe	4	1	5	—	—	—	1	5	6	(1)	1994 through 1999	2019
1	Jack Stack Barbeque	4	1	5	—	—	—	1	5	6	(1)	1983	2019
2	10 Box	4	2	3	—	—	—	2	3	5	(1)	1994	2019
2	Bricktown Brewery	4	1	4	—	—	—	1	4	5	(2)	1904 through 1984	2019
2	Gerber Collision & Glass	4	1	4	—	—	—	1	4	5	(1)	2001 through 2002	2019
2	HD Supply White Cap	3	2	3	—	—	—	2	3	5	(1)	1990 through 2001	2019
2	Walgreens	3	—	5	—	—	—	—	5	5	(1)	1993 through 1999	2019
1	Angstrom	5	2	3	—	—	—	2	3	5	(2)	1987	2019
1	Mak Pack	3	1	4	—	—	—	1	4	5	(1)	2007	2019
1	Planet Fitness	4	1	4	—	—	—	1	4	5	(1)	2007	2019
1	RGB Eye Associates	5	1	4	—	—	—	1	4	5	(1)	2013	2019
1	Sportsman's Warehouse	3	1	3	1	—	—	1	4	5	(2)	1983	2019
2	Famous Dave's	3	1	3	—	—	—	1	3	4	(1)	1997 through 1999	2019
2	Focus Child Development Center	—	1	3	—	—	—	1	3	4	—	1996 through 1998	2019
1	Ashley Furniture	2	1	3	—	—	—	1	3	4	(1)	2000	2019
1	Boozman-Hof	—	2	2	—	—	—	2	2	4	—	1988	2019
1	Eriks Bike Shop	—	1	3	—	—	—	1	3	4	(1)	1996	2019
1	Miller Waste Mills	—	—	4	—	—	—	—	4	4	(2)	1960	2019
1	Mind 24-7	—	1	3	2	(3)	—	1	2	3	—	2008	2019
1	Rainbow Kids Clinic	3	1	3	—	—	—	1	3	4	—	2011	2019
1	Win Win	—	1	3	—	—	—	1	3	4	(1)	1990	2019
2	Anixter	2	1	2	—	—	—	1	2	3	(1)	1984 through 1999	2019
2	Monterey's Tex Mex	1	1	2	—	—	—	1	2	3	(1)	1979 through 1997	2019
1	Applebee's	—	1	2	—	—	—	1	2	3	(1)	1996	2019
1	Axels	—	—	3	—	—	—	—	3	3	(1)	1995	2019
1	Black Angus Steakhouse	2	1	2	—	—	—	1	2	3	—	1996	2019
1	Buffalo Wild Wings	2	1	2	—	—	—	1	2	3	—	2014	2019
1	Heytex USA	—	—	2	—	—	—	—	2	2	(1)	1967	2019
1	Kerry's Car Care	2	1	2	—	—	—	1	2	3	—	2015	2019
1	Nacarato Trucks	—	—	2	—	—	—	—	2	2	(1)	1985	2019
1	Ojos Locos Sports Cantina	2	1	2	—	—	—	1	2	3	(1)	1993	2019
1	Slim Chickens	2	1	2	—	—	—	1	2	3	—	2014	2019
1	Southwest Stainless, LP	2	—	3	—	—	—	—	3	3	(1)	1984	2019

SERVICE PROPERTIES TRUST
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2024
(dollars in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount at which Carried at Close of Period
Property Count	Brand	Encumbrances (1)	Land	Building & Improvements	Improvements	Impairment	Cost Basis Adjustment(2)	Land	Building & Improvements	Total(3)	Accumulated Depreciation(4)	Date of Construction	Date Acquired
1	Spoons Place	—	1	2	—	—	—	1	2	3	—	1996	2019
1	Tractor Supply	—	—	3	—	—	—	—	3	3	—	2007	2019
1	What the Buck	—	—	3	—	—	—	—	3	3	(1)	1958	2019
2	Affordable Care, Inc.	—	1	1	—	—	—	1	1	2	—	2008 through 2010	2019
2	Dollar General	1	—	2	—	—	—	—	2	2	—	2015	2019
2	Hooters	4	1	1	—	—	—	1	1	2	(1)	1977 through 1994	2019
2	Rally's	1	1	1	—	—	—	1	1	2	—	1992	2019
2	Taco Bueno	2	1	1	—	—	—	1	1	2	(1)	1991 through 2003	2019
1	Bridgestone Tire	2	1	1	—	—	—	1	1	2	—	1998	2019
1	Cycle Gear	1	1	1	—	—	—	1	1	2	(1)	1989	2019
1	Long John Silver's	1	1	1	—	—	—	1	1	2	—	1987	2019
1	Moe's American Grill	—	—	2	—	—	—	—	2	2	(1)	1953	2019
1	Orscheln Farm and Home	2	1	1	—	—	—	1	1	2	—	1977	2019
1	Red Robin Gourmet Burgers	—	1	1	—	—	—	1	1	2	—	1995	2019
1	Schumacher Homes	1	1	1	—	—	—	1	1	2	—	2014	2019
1	Bru Burger Bar	1	—	1	—	—	—	—	1	1	—	1996	2019
1	Buchheit	1	—	1	—	—	—	—	1	1	—	1986	2019
1	Captain Ds	1	—	1	—	—	—	—	1	1	—	1995	2019
1	Chicken Salad Chick	1	—	1	—	—	—	—	1	1	—	1976	2019
1	Clean Express Auto Wash	—	—	1	—	—	—	—	1	1	(1)	1991	2019
1	Discount Tire	—	1	4	—	—	(4)	1	—	1	—	2009	2019
1	Dunkin Donuts	—	—	—	—	—	—	—	—	—	—	1977	2019
1	El Forastero	1	—	1	—	—	—	—	1	1	—	1985	2019
1	Howlin Concrete	1	1	—	—	—	—	1	—	1	—	1922	2019
1	KFC	1	—	1	—	—	—	—	1	1	—	2002	2019
1	Little Caesars	—	—	1	—	—	—	—	1	1	—	1996	2019
1	NAPA Auto Parts	1	—	1	—	—	—	—	1	1	—	2001	2019
1	O'Reilly Auto Parts	1	—	1	—	—	—	—	1	1	—	2006	2019
1	Old Mexico Cantina	1	—	1	—	—	—	—	1	1	—	2007	2019
1	Robata	—	—	1	—	—	—	—	1	1	—	1980	2019
1	SRS Distribution	1	—	1	—	—	—	—	1	1	—	1975	2019
1	The Atlanta Center for Foot & Ankle Surgery	2	—	1	—	—	—	—	1	1	—	1963	2019
1	Touchstone Imaging	1	—	1	—	—	—	—	1	1	—	1992	2019
1	Wings, Etc	1	—	1	—	—	—	—	1	1	—	2014	2019
1	Bigham Cable	—	—	—	—	—	—	—	—	—	—	1989	2019
1	Consolidated Pipe	—	—	—	—	—	—	—	—	—	—	1987	2019
1	Del Taco	1	—	—	—	—	—	—	—	—	—	N/A	2019
1	Family Dollar Stores	—	—	—	—	—	—	—	—	—	—	1988	2019

SERVICE PROPERTIES TRUST
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2024
(dollars in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount at which Carried at Close of Period
Property Count	Brand	Encumbrances (1)	Land	Building & Improvements	Improvements	Impairment	Cost Basis Adjustment(2)	Land	Building & Improvements	Total(3)	Accumulated Depreciation(4)	Date of Construction	Date Acquired
1	Giliberto's Mexican Taco Shop	1	—	—	—	—	—	—	—	—	—	N/A	2019
1	Off the Hook Seafood & More	—	—	—	—	—	—	—	—	—	—	2007	2019
1	Scooters Coffee	1	—	—	—	—	—	—	—	—	—	1972	2019
1	Sharks Fish & Chicken	—	—	—	—	—	—	—	—	—	—	1985	2019
931	Total Held and Used	$607	$1,933	$5,806	$2,622	$(133)	$(955)	$1,930	$7,343	$9,273	$(3,029)

	Assets Held for Sale
2	Sonesta Simply Suites® (5)	$—	$2	$13	$—	$—	$—	$2	$13	$15	$(7)	1997 through 2021	1997 through 2003
1	Sonesta ES Suites® (5)	—	1	7	—	—	—	1	7	8	(4)	1985 through 2009	1996 through 2018
5	Sonesta Select® (5)	—	6	56	—	—	—	6	56	62	(36)	1987 through 2000	1995 through 2001
9	Vacant	—	3	14	—	(9)	(2)	1	5	6	(2)	1977 through 2005	2007 through 2019
948	Total Including Held for Sale	$607	$1,945	$5,896	$2,622	$(142)	$(957)	$1,940	$7,424	$9,364	$(3,078)
(1)Represents the principal balance of our net lease mortgage debt, excluding unamortized discounts and debt issuance costs.
(2)Represents reclassifications between accumulated depreciation and building & improvements made to record certain properties at fair value in accordance with GAAP.
(3)Excludes $341 of personal property classified in our consolidated balance sheets as furniture, fixtures and equipment.
(4)We depreciate buildings and improvements over periods ranging between ten to 40 years.
(5)69 properties, including 66 hotels and three net lease properties secure our credit agreement, which has $150.0 million outstanding as of December 31, 2024.
(6)67 TravelCenters of America and three Petro Stopping Centers properties secure our $1.0 billion senior secured notes due 2031, excluding unamortized discounts and debt issuance costs.

SERVICE PROPERTIES TRUST
NOTES TO SCHEDULE III
December 31, 2024
(dollars in thousands)
(A)The change in total cost of properties for the period from January 1, 2022 to December 31, 2024 is as follows:

	2024	2023	2022
Balance at beginning of year	$9,415,896	$9,174,451	$9,790,010
Additions: acquisitions and capital expenditures	278,797	363,601	106,588
Dispositions	(336,703)	(110,535)	(624,057)
Reclassification of properties held for sale	(85,367)	(11,621)	(98,090)
Balance at close of year	$9,272,623	$9,415,896	$9,174,451
(B)The change in accumulated depreciation for the period from January 1, 2022 to December 31, 2024 is as follows:

	2024	2023	2022
Balance at beginning of year	$2,950,685	$2,749,862	$3,069,348
Additions: depreciation expense	211,106	207,641	309,606
Dispositions	(87,208)	(4,747)	(618,132)
Reclassification of properties held for sale	(45,539)	(2,071)	(10,960)
Balance at close of year	$3,029,044	$2,950,685	$2,749,862
(C)The aggregate cost tax basis for federal income tax purposes of our real estate properties was $6,520,266 on December 31, 2024.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Service Properties Trust
By:	/s/ Todd W. Hargreaves
Todd W. Hargreaves President and Chief Investment Officer
Dated: February 26, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd W. Hargreaves	President and Chief Investment Officer	February 26, 2025
Todd W. Hargreaves

/s/ Brian E. Donley	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 26, 2025
Brian E. Donley

/s/ Laurie B. Burns	Independent Trustee	February 26, 2025
Laurie B. Burns

/s/ Robert E. Cramer	Independent Trustee	February 26, 2025
Robert E. Cramer

/s/ Donna D. Fraiche	Independent Trustee	February 26, 2025
Donna D. Fraiche

/s/ John L. Harrington	Independent Trustee	February 26, 2025
John L. Harrington

/s/ William A. Lamkin	Independent Trustee	February 26, 2025
William A. Lamkin

/s/ John G. Murray	Managing Trustee	February 26, 2025
John G. Murray

/s/ Rajan C. Penkar	Independent Trustee	February 26, 2025
Rajan C. Penkar

/s/ Adam D. Portnoy	Managing Trustee	February 26, 2025
Adam D. Portnoy