Form 10-Q
period 2025-03-31
Service Properties Trust
filed 2025-05-06
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of April 30, 2025: 166,636,134.

SERVICE PROPERTIES TRUST
FORM 10-Q
March 31, 2025

References in this Quarterly Report on Form 10-Q to the Company, SVC, we, us or our include Service Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

Part I. Financial Information
Item 1. Financial Statements
SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Real estate properties:
Land	$1,733,591	$1,930,459
Buildings, improvements and equipment	6,133,031	7,682,885
Total real estate properties, gross	7,866,622	9,613,344
Accumulated depreciation	(2,392,767)	(3,238,636)
Total real estate properties, net	5,473,855	6,374,708
Acquired real estate leases and other intangibles, net	102,855	107,956
Assets of properties held for sale	871,464	43,101
Cash and cash equivalents	80,147	143,482
Restricted cash	13,947	13,904
Equity method investment	112,024	115,818
Due from related persons	19,908	3,911
Other assets, net	301,879	316,678
Total assets	$6,976,079	$7,119,558

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured debt, net	$4,023,554	$4,020,347
Secured debt, net	1,638,848	1,690,356
Accounts payable and other liabilities	556,167	532,522
Due to related persons	14,037	24,118
Liabilities of properties held for sale	8,900	342
Total liabilities	6,241,506	6,267,685

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 166,646,721 and 166,636,537 shares issued and outstanding, respectively	1,666	1,666
Additional paid in capital	4,560,982	4,560,334
Cumulative other comprehensive income	2,018	1,865
Cumulative net income	2,078,539	2,194,974
Cumulative common distributions	(5,908,632)	(5,906,966)
Total shareholders’ equity	734,573	851,873
Total liabilities and shareholders’ equity	$6,976,079	$7,119,558
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Hotel operating revenues	$334,963	$336,236
Rental income	100,216	100,014
Total revenues	435,179	436,250

Expenses:
Hotel operating expenses	305,840	305,086
Net lease operating expenses	5,628	4,723
Depreciation and amortization	89,100	93,107
General and administrative	9,556	10,506
Transaction related costs	111	—
Loss on asset impairment	37,067	2,451
Total expenses	447,302	415,873

Gain (loss) on sale of real estate, net	746	(2,963)
Interest income	1,249	1,962
Interest expense (including amortization of debt issuance costs, discounts and premiums of $8,680 and $7,226, respectively)	(101,517)	(91,414)
Loss before income tax expense and equity in losses of an investee	(111,645)	(72,038)
Income tax expense	(843)	(1,007)
Equity in losses of an investee	(3,947)	(5,338)
Net loss	(116,435)	(78,383)
Other comprehensive income (loss):
Equity interest in investee’s unrealized gains (losses)	153	(344)
Other comprehensive income (loss)	153	(344)
Comprehensive loss	$(116,282)	$(78,727)

Weighted average common shares outstanding (basic and diluted)	165,615	165,158

Net loss per common share (basic and diluted)	$(0.70)	$(0.48)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Net Income	Cumulative Other Comprehensive Income	Total
Balance at December 31, 2024	166,636,537	$1,666	$(5,906,966)	$4,560,334	$2,194,974	$1,865	$851,873
Net loss	—	—	—	—	(116,435)	—	(116,435)
Equity interest in investee’s unrealized gains	—	—	—	—	—	153	153
Common share grants	32,490	—	—	664	—	—	664
Common share repurchases	(1,539)	—	—	(4)	—	—	(4)
Common share forfeitures	(20,767)	—	—	(12)	—	—	(12)
Distributions	—	—	(1,666)	—	—	—	(1,666)
Balance at March 31, 2025	166,646,721	$1,666	$(5,908,632)	$4,560,982	$2,078,539	$2,018	$734,573

Balance at December 31, 2023	165,769,595	$1,658	$(5,805,816)	$4,557,473	$2,470,500	$2,318	$1,226,133
Net loss	—	—	—	—	(78,383)	—	(78,383)
Equity interest in investee’s unrealized losses	—	—	—	—	—	(344)	(344)
Common share grants	—	—	—	430	—	—	430
Common share repurchases	(1,537)	—	—	(13)	—	—	(13)
Distributions	—	—	(33,154)	—	—	—	(33,154)
Balance at March 31, 2024	165,768,058	$1,658	$(5,838,970)	$4,557,890	$2,392,117	$1,974	$1,114,669
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(116,435)	$(78,383)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	89,100	93,107
Net amortization of debt issuance costs, discounts and premiums as interest	8,680	7,226
Straight line rental income	(3,878)	(5,768)
Loss on asset impairment	37,067	2,451
Equity in losses of an investee	3,947	5,338
(Gain) loss on sale of real estate, net	(746)	2,963
Other non-cash income, net	(718)	(925)
Changes in assets and liabilities:
Due from related persons	(15,997)	(15,024)
Other assets	145	(1,801)
Accounts payable and other liabilities	35,820	(6,077)
Due to related persons	1,215	(4,033)
Net cash provided by (used in) operating activities	38,200	(926)

Cash flows from investing activities:
Real estate improvements	(61,426)	(76,261)
Hotel managers’ purchases with restricted cash	(1,124)	(1,002)
Real estate acquisition deposits	(723)	—
Net proceeds from sale of real estate	21,081	5,826
Investment in Sonesta	—	(3,392)
Net cash used in investing activities	(42,192)	(74,829)

Cash flows from financing activities:
Repayment of mortgage notes payable	(489)	(489)
Borrowings under variable funding note	45,000	—
Repayments of revolving credit facility	(100,000)	—
Payment of debt issuance costs	(2,141)	(1,093)
Repurchase of common shares	(4)	(13)
Distributions to common shareholders	(1,666)	(33,154)
Net cash used in financing activities	(59,300)	(34,749)

Decrease in cash and cash equivalents and restricted cash	(63,292)	(110,504)
Cash and cash equivalents and restricted cash at beginning of period	157,386	197,830
Cash and cash equivalents and restricted cash at end of period	$94,094	$87,326
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Supplemental cash flow information:
Cash paid for interest	$46,795	$82,664
Cash (refunded) paid for income taxes	$(183)	$115

Non-cash investing activities:
Real estate improvements accrued, not paid	$24,329	$39,705

Supplemental disclosure of cash and cash equivalents and restricted cash:

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:
	As of March 31,
	2025	2024
Cash and cash equivalents	$80,147	$71,287
Restricted cash (1)	13,947	16,039
Total cash and cash equivalents and restricted cash	$94,094	$87,326
(1)Restricted cash consists of amounts escrowed pursuant to the terms of our hotel management agreements to fund capital improvements at our hotels and amounts escrowed as required by certain of our debt agreements.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(unaudited)

Note 1. Organization and Basis of Presentation
Service Properties Trust, or we, us or our, is a real estate investment trust, or REIT, organized on February 7, 1995 under the laws of the State of Maryland, which invests in hotels and service-focused retail net lease properties. At March 31, 2025, we owned, directly and through our subsidiaries, 202 hotels and 739 service-focused retail net lease properties.
Basis of Presentation
The accompanying condensed consolidated financial statements of us are unaudited. Certain information and disclosures required by U.S. generally accepted accounting principles, or GAAP, for complete financial statements have been condensed or omitted. We believe the disclosures made are adequate to make the information presented not misleading. However, the accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes contained in our Annual Report on Form 10-K for the year ended December 31, 2024, or our 2024 Annual Report. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair statement of results for the interim period have been included. These condensed consolidated financial statements include our accounts and the accounts of our subsidiaries, all of which are 100% owned directly or indirectly by us. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated. Our operating results for interim periods and those of our managers and tenants are not necessarily indicative of the results that may be expected for the full year. Certain prior period balances have been reclassified to conform to the current period presentation.
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
We have determined that each of our wholly owned taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification™, or ASC. We have concluded that we must consolidate each of our wholly owned TRSs because we are the entity with the power to direct the activities that most significantly impact such VIEs’ performance and we have the obligation to absorb losses or the right to receive benefits from each VIE that could be significant to the VIE and are, therefore, the primary beneficiary of each VIE. The assets of our TRSs were $157,084 and $144,079 as of March 31, 2025 and December 31, 2024, respectively, and consist primarily of our TRSs’ investment in Sonesta International Hotels Corporation’s, or, collectively with its parent and subsidiaries, Sonesta’s, common stock and amounts due from and working capital advances to certain of our hotel managers. The liabilities of our TRSs were $94,169 and $78,749 as of March 31, 2025 and December 31, 2024, respectively, and consist primarily of amounts payable to certain of our hotel managers. The assets of our TRSs are available to satisfy our TRSs’ obligations and we have guaranteed certain obligations of our TRSs.
Note 2. Recent Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update, or ASU, No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU No. 2023-09, which requires public entities to enhance its annual income tax disclosures by requiring: (i) consistent categories and greater disaggregation of information in the rate reconciliation, and (ii) income taxes paid disaggregated by jurisdiction. ASU No. 2023-09 should be applied prospectively but entities have the option to apply it retrospectively to all prior periods presented in the financial statements. ASU No. 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact ASU No. 2023-09 will have on our condensed consolidated financial statements and disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, or ASU 2024-03, which requires public entities to disclose specific expense categories such as employee compensation, depreciation and intangible asset amortization. These details must be presented in a tabular format in the notes to financial statements for both interim and annual reporting periods. ASU 2024-03 is required to be applied prospectively but can be applied retrospectively, and is effective for the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact ASU 2024-03 will have on our condensed consolidated financial statements.

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
We report rental income for leased properties in our condensed consolidated statements of comprehensive income (loss). We recognize rental income from operating leases on a straight line basis over the terms of the lease agreements. We increased rental income by $3,878 and $5,768 for the three months ended March 31, 2025 and 2024, respectively, to record scheduled rent changes under certain of our leases on a straight line basis. Other assets, net, includes $87,001 and $81,574 of straight line rent receivables at March 31, 2025 and December 31, 2024, respectively.
Certain of our lease agreements require additional percentage rent if gross revenues of our properties exceed certain thresholds defined in our lease agreements. We determine percentage rent due to us under our leases monthly, quarterly or annually, as applicable, depending on the specific lease terms, and recognize it when all contingencies are met and the rent is earned. We recorded percentage rent of $846 and $544 for the three months ended March 31, 2025 and 2024, respectively.
Note 4. Per Common Share Amounts
We calculate basic earnings per common share using the two class method. We calculate diluted earnings per common share using the more dilutive of the two class method or the treasury stock method. Unvested common share awards and other potentially dilutive common shares, together with the related impact on earnings, are considered when calculating diluted earnings per common share. The calculation of basic and diluted earnings per common share is as follows (amounts in thousands, except per share data):

	Three Months Ended March 31,
	2025	2024
Numerators:
Net loss	$(116,435)	$(78,383)
Income attributable to unvested participating securities	(10)	(122)
Net loss used in calculating earnings per common share	$(116,445)	$(78,505)

Denominators:
Weighted average common shares outstanding (basic and diluted)	165,615	165,158

Net loss per common share (basic and diluted)	$(0.70)	$(0.48)
Note 5. Real Estate Properties
As of March 31, 2025, we owned 202 hotels with an aggregate of 35,359 rooms or suites and 739 service-focused retail net lease properties with an aggregate of 13,189,476 square feet that are primarily subject to “triple net” leases, or net leases where the tenant is generally responsible for payment of operating expenses and capital expenditures of the property during the lease term. Our properties had an aggregate undepreciated book value of $9,589,528, including $1,722,906 related to properties classified as held for sale as of March 31, 2025.
We funded capital improvements to certain of our properties of $45,869 and $68,782 during the three months ended March 31, 2025 and 2024, respectively.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
Acquisitions
From April 1, 2025 through May 2, 2025, we acquired three net lease properties with a total of 18,218 square feet for a combined purchase price of $12,597, excluding closing costs. We have also entered into agreements to acquire six net lease properties with a total of 69,236 square feet for a combined purchase price of $20,734, excluding closing costs. These pending acquisitions are subject to conditions; accordingly, we cannot be sure that we will complete these acquisitions, that these acquisitions will not be delayed or that the terms will not change.
Dispositions
During the three months ended March 31, 2025, we sold seven properties for a combined sales price of $22,700, excluding closing costs. The sales of these properties as presented in the table below do not represent significant dispositions, individually or in the aggregate, nor do they represent a strategic shift in our business. As a result, the results of the operations of these properties are included in continuing operations through the date of sale in our condensed consolidated statements of comprehensive income (loss).

Quarter Sold	Property Type	Number of Properties	Rooms or Suites / Square Feet	Gross Sales Price (1)	Gain on Sale of Real Estate, net
Q1 2025	Hotel	4	514	$19,600	$403
Q1 2025	Net Lease	3	103,043	3,100	343
		7	514 / 103,043	$22,700	$746
(1)Gross sales price is the gross contract price, excluding closing costs.
As of March 31, 2025, we had 118 hotels with a total of 15,417 keys and seven net lease properties with a total of 82,302 square feet classified as held for sale. See Note 14 for further information on certain of these properties. The following table summarizes the major class of assets and liabilities by our hotel investments and net lease investments segments as of March 31, 2025:

	As of March 31, 2025
	Hotels	Net Lease	Total
Assets of properties held for sale:
Real estate properties, net	$846,594	$1,092	$847,686
Other assets, net (1)	23,754	24	23,778
Total assets of properties held for sale	$870,348	$1,116	$871,464

Liabilities of properties held for sale:
Accounts payable and other liabilities	$8,849	$51	$8,900
Total liabilities of properties held for sale	$8,849	$51	$8,900
(1) Other assets, net includes working capital of $15,556 for our hotel investments segment as described in Note 6.
From April 1, 2025 through May 2, 2025, we sold one net lease property with 2,053 square feet for a sales price of $365, excluding closing costs. We have also entered into agreements to sell four hotels with a total of 492 keys for a combined sales price of $26,500, excluding closing costs, and one net lease property with 1,122 square feet for a sales price of $395, excluding closing costs. These pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales, that these sales will not be delayed or that the terms will not change. We are at various stages of selling 114 hotels with a total of 14,925 keys and six net lease properties with a total of 80,249 square feet for sale. We believe it is probable that the sales of these properties will be completed within one year.
Note 6. Management Agreements and Leases
As of March 31, 2025, we owned 202 hotels included in four operating agreements and 739 service-focused retail properties net leased to 175 tenants. We do not operate any of our properties.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
As of March 31, 2025, all 202 of our hotels were managed by subsidiaries of the following companies: Sonesta (177 hotels), Hyatt Hotels Corporation, or Hyatt (17 hotels), Radisson Hospitality, Inc., or Radisson (seven hotels), and InterContinental Hotels Group, plc, or IHG (one hotel). As of March 31, 2025, our 739 service-focused retail net lease properties were leased by 175 tenants, including 175 travel centers leased to TravelCenters of America Inc., or TA, our largest tenant. Hereinafter, these companies are sometimes referred to as our managers and/or tenants, or collectively, operators.
Hotel Agreements
Sonesta Agreement
As of March 31, 2025, Sonesta managed 39 of our full service hotels, 99 of our extended stay hotels and 39 of our select service hotels pursuant to management agreements for all of the hotels, which we collectively refer to as our Sonesta agreement. As of March 31, 2025, the hotels Sonesta managed for us comprised approximately 49.8% of our total historical real estate investments.
Our Sonesta agreement, which expires on January 31, 2037 and includes two 15-year renewal options, provides that we are paid an annual owner’s priority return if gross revenues of the hotels, after payment of hotel operating expenses and management and related fees (other than Sonesta’s incentive fee, if applicable), are sufficient to do so. The Sonesta agreement further provides that we are paid an additional return equal to 80% of the operating profits, as defined therein, after paying the owner’s priority return, reimbursing owner or manager advances, funding FF&E reserves and paying Sonesta’s incentive fee, if applicable. We do not have any security deposits or guarantees for our Sonesta hotels. We realized returns under our Sonesta agreement of $18,169 and $27,375 during the three months ended March 31, 2025 and 2024, respectively.
Our Sonesta agreement requires us to fund capital expenditures made at our hotels. We incurred capital expenditures for hotels included in our Sonesta agreement in an aggregate amount of $41,561 and $46,996 during the three months ended March 31, 2025 and 2024, respectively, which resulted in increases in our contractual annual owner’s priority returns of $2,494 and $2,820, respectively. Our annual priority return under our Sonesta agreement as of March 31, 2025 was $354,924. We owed Sonesta $7,517 and $18,199 for capital expenditures and other reimbursements at March 31, 2025 and December 31, 2024, respectively. Sonesta owed us $19,908 and $3,911 in owner’s priority returns and other amounts as of March 31, 2025 and December 31, 2024, respectively. Amounts due from Sonesta are included in due from related persons and amounts owed to Sonesta are included in due to related persons in our condensed consolidated balance sheets. Our Sonesta agreement requires that 5% of the hotel gross revenues be escrowed for future capital expenditures as FF&E reserves, subject to available cash flows after payment of the owner’s priority returns due to us. No FF&E escrow deposits were required during either of the three months ended March 31, 2025 or 2024.
Pursuant to our Sonesta agreement, we incurred management, reservation and system fees and reimbursement costs for certain guest loyalty, marketing programs and third-party reservation transmission fees of $26,276 and $27,015 for the three months ended March 31, 2025 and 2024, respectively. These fees and costs are included in hotel operating expenses in our condensed consolidated statements of comprehensive income (loss). In addition, we incurred procurement and construction supervision fees payable to Sonesta of $621 and $400 for the three months ended March 31, 2025 and 2024, respectively, which amounts have been capitalized in our condensed consolidated balance sheets and are depreciated over the estimated useful lives of the related capital assets.
We are required to maintain working capital for each of our hotels managed by Sonesta and have advanced a fixed amount based on the number of rooms in each hotel to meet the cash needs for hotel operations. As of March 31, 2025 and December 31, 2024, we had advanced $45,952 and $46,466, respectively, of initial working capital to Sonesta net of any working capital returned to us on termination of the applicable management agreements in connection with hotels we have sold. These amounts are included in other assets, net and assets of properties held for sale, as applicable, in our condensed consolidated balance sheets. Any remaining working capital would be returned to us upon termination in accordance with the terms of our Sonesta agreement.
See Notes 7 and 11 for further information regarding our relationships, agreements and transactions with Sonesta.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
Hyatt Agreement
As of March 31, 2025, Hyatt managed 17 of our select service hotels pursuant to a portfolio management agreement that expires on March 31, 2031, or our Hyatt agreement, and provides that, as of March 31, 2025, we are to be paid an annual owner’s priority return of $17,400. Any returns we receive from Hyatt are currently limited to the hotels’ available cash flows, if any, after payment of operating expenses. Hyatt has provided us with a $30,000 limited guarantee for 75% of the aggregate annual owner’s priority returns due to us that became effective upon substantial completion of planned renovations of the hotels, which occurred in January 2025. We realized returns under our Hyatt agreement of $3,127 during the three months ended March 31, 2025 and a net operating loss of $1,108 during the three months ended March 31, 2024. During the three months ended March 31, 2025, the hotels under this agreement generated cash flows that were less than the guaranteed owner’s priority level due to us for this period, and we reduced hotel operating expenses by $1,367, to record the guaranteed amount of the shortfall due from Hyatt. The available balance of the guaranty was $28,633 as of March 31, 2025. During the three months ended March 31, 2025, we incurred capital expenditures for certain hotels included in our Hyatt agreement of $1,619; however, the contractual annual owner’s priority returns did not increase as the cost of the renovations had reached the maximum stated in our management agreement with Hyatt. During the three months ended March 31, 2024, we incurred capital expenditures for certain hotels included in our Hyatt agreement of $20,225, which resulted in an increase in our contractual annual owner’s priority returns of $1,214.
Radisson Agreement
As of March 31, 2025, Radisson managed seven of our full service hotels pursuant to a portfolio management agreement that expires on July 31, 2031, or our Radisson agreement, and provides that we are to be paid an annual owner’s priority return of $10,906. Radisson has provided us with a $22,000 limited guarantee for 75% of the aggregate annual owner’s priority returns due to us that became effective on January 1, 2023, subject to adjustment for planned renovations of certain hotels, which occurred in December 2024. We realized returns under our Radisson agreement of $1,403 and $1,451 during the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025 and 2024, the hotels under this agreement generated cash flows that were less than the guaranteed owner’s priority level due to us for these periods, and we reduced hotel operating expenses by $2,045 and $522, respectively, to record the guaranteed amount of the shortfalls due from Radisson. The available balance of the guaranty was $19,305 as of March 31, 2025. We did not incur any capital expenditures during the three months ended March 31, 2025 for the hotels included in our Radisson agreement. During the three months ended March 31, 2024, we incurred capital expenditures of $286 for the hotels included in our Radisson agreement, which resulted in an increase in our contractual owner’s priority returns of $17.
IHG Agreement
Our management agreement with IHG for one hotel expires on January 31, 2026. We realized returns under our management agreement with IHG of $2,243 and $1,593 during the three months ended March 31, 2025 and 2024, respectively. Any returns we receive from IHG are limited to the hotel’s available cash flows, if any, after payment of operating expenses. During the three months ended March 31, 2025 and 2024, we incurred capital expenditures of $975 and $149, respectively, for the hotel included in our IHG agreement.
Net Lease Portfolio
As of March 31, 2025, we owned 739 service-focused retail net lease properties with an aggregate of 13,189,476 square feet with leases requiring annual minimum rents of $380,568 with a weighted (by annual minimum rents) average remaining lease term of 7.8 years. Our net lease properties were 97.8% occupied and leased by 175 tenants operating under 136 brands in 21 distinct industries.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
TA Leases
As of March 31, 2025, TA is our largest tenant, representing 28.8% of our total historical real estate investments. We lease to TA a total of 175 travel centers under five master leases that expire in 2033, or our TA leases, subject to TA’s right to extend those leases, and require annual minimum rents of $259,080 as of March 31, 2025. TA receives a monthly rent credit totaling $25,000 per year over the 10-year initial term of the TA leases as a result of rent it prepaid.
Our TA leases are “triple net” leases that require TA to pay all costs incurred in the operation of the leased travel centers, including personnel, utility, inventory, customer service and insurance expenses, real estate and personal property taxes, environmental related expenses, underground storage tank maintenance costs and ground lease payments at those travel centers at which we lease the property and sublease it to TA. Our TA leases generally require TA to indemnify us for certain environmental matters and for liabilities that arise during the terms of the leases from ownership or operation of the leased travel centers. Our TA leases do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components. BP Corporation North America Inc., a subsidiary of BP p.l.c., guarantees payment under each of the TA leases, limited to an aggregate cap which was $3,037,475 as of March 31, 2025.
We recognized rental income from our TA leases of $67,834 for each of the three months ended March 31, 2025 and 2024. Rental income was increased by $3,039 and $4,309 for the three months ended March 31, 2025 and 2024, respectively, to record the scheduled rent changes on a straight line basis. As of March 31, 2025 and December 31, 2024, we had receivables for current rent amounts owed to us by TA and straight line rent adjustments of $44,811 and $40,097, respectively, included in other assets, net in our condensed consolidated balance sheets.
Our other net lease agreements generally provide for minimum rent payments and in addition may include variable payments. Rental income from operating leases, including any payments derived by index or market-based indices, is recognized on a straight line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining the lease term. We recognized rental income from our net lease properties (excluding TA) of $32,382 and $32,180 for the three months ended March 31, 2025 and 2024, respectively, which included $839 and $1,459, respectively, of adjustments to record scheduled rent changes under certain of our leases on a straight line basis.
We continually review receivables related to rent, straight line rent and property operating expense reimbursements and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes an assessment of whether substantially all of the amounts due under a tenant’s lease are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as cash is received. We recognize all changes in the collectability assessment for an operating lease as an adjustment to rental income. We recorded reserves for uncollectable amounts and reduced rental income by $235 and $665 for the three months ended March 31, 2025 and 2024, respectively, based on our assessment of the collectability of rents. We had reserves for uncollectable rents of $4,959 and $5,058 as of March 31, 2025 and December 31, 2024, respectively, included in other assets, net in our condensed consolidated balance sheets.
Note 7. Equity Method Investment
As of both March 31, 2025 and December 31, 2024, we owned 34% of Sonesta’s outstanding common stock. We account for our 34% non-controlling interest in Sonesta under the equity method of accounting.
As of March 31, 2025 and December 31, 2024, our investment in Sonesta had a carrying value of $112,024 and $115,818, respectively. On the date of acquisition of our initial equity interest in Sonesta (February 27, 2020), the cost basis of our investment in Sonesta exceeded our proportionate share of Sonesta’s total stockholders’ equity book value by an aggregate of $8,000. As required under GAAP, we are amortizing this difference to equity in earnings of an investee over 31 years, the weighted average remaining useful life of the real estate assets and intangible assets and liabilities owned by Sonesta as of the date of our acquisition. We recorded amortization of the basis difference of $65 in each of the three months ended March 31, 2025 and 2024. We recognized losses of $3,947 and $5,338 related to our investment in Sonesta for the three months ended March 31, 2025 and 2024, respectively. These amounts, which include amortization of the basis difference, are included in equity in losses of an investee in our condensed consolidated statements of comprehensive income (loss).

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
We recorded a liability of $42,000 for the fair value of our initial investment in Sonesta, as no cash consideration was exchanged related to the modification of our management agreement with, and investment in, Sonesta. This liability for our investment in Sonesta is included in accounts payable and other liabilities in our condensed consolidated balance sheets and is being amortized on a straight line basis through the initial term of the Sonesta agreement, January 31, 2037, as a reduction to hotel operating expenses in our condensed consolidated statements of comprehensive income (loss). We reduced hotel operating expenses by $621 for each of the three months ended March 31, 2025 and 2024 for amortization of this liability. As of March 31, 2025 and December 31, 2024, the unamortized balance of this liability was $29,374 and $29,995, respectively.
During the three months ended March 31, 2024, we funded a capital contribution to Sonesta of $3,392 to support its growth initiatives, including its franchising efforts. We continue to maintain our 34% ownership in Sonesta after giving effect to this contribution.
See Notes 6 and 11 for further information regarding our relationships, agreements and transactions with Sonesta.
Note 8. Indebtedness
Our principal debt obligations at March 31, 2025 were: (1) $50,000 of outstanding borrowings under our $650,000 revolving credit facility; (2) $4,075,000 aggregate outstanding principal amount of senior unsecured notes; (3) $1,000,000 aggregate outstanding principal amount of senior secured notes; (4) $606,122 aggregate outstanding principal amount of net lease mortgage notes; and (5) $45,000 of outstanding borrowings under our $45,000 variable funding note.
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
Interest payable on drawings under our revolving credit facility is based on the secured overnight financing rate, or SOFR, plus a margin ranging from 1.50% to 3.00% based on our leverage ratio, as defined in our credit agreement, which was 2.50% as of March 31, 2025. We also pay unused commitment fees of 20 to 30 basis points per annum on the total amount of lending commitments under our revolving credit facility based on amounts outstanding. As of March 31, 2025 and 2024, the annual interest rate payable on borrowings under our revolving credit facility was 6.91% and 7.84%, respectively. The weighted average interest rate for borrowings under our revolving credit facility was 6.94% for the three months ended March 31, 2025. We had no borrowings outstanding under our revolving credit facility for the three months ended March 31, 2024. As of both March 31, 2025 and May 2, 2025, we had $50,000 outstanding under our revolving credit facility and $600,000 available for borrowings.
As collateral for all loans and other obligations under our revolving credit facility, certain of our subsidiaries pledged all of their respective equity interests in certain of our direct and indirect property owning subsidiaries, and our pledged subsidiaries provided first mortgage liens on 67 properties, including 64 hotels and three net lease properties, with an aggregate undepreciated book value of $1,691,230 as of March 31, 2025. During the three months ended March 31, 2025, we sold two hotels that previously served as collateral under our revolving credit facility. In connection with the sales of these hotels, the hotels were released from the collateral pool in accordance with the terms of our revolving credit facility.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
In February 2025, we and our lenders amended the agreement governing our revolving credit facility to reduce the required debt service coverage ratio covenant from 1.50 times to 1.30 times effective with respect to the fourth quarter of 2024 and continuing through the end of the loan term. In order to exercise the first extension option, we are required to maintain a 1.50 times debt service coverage level as of and for the duration of the extension period. We also agreed to change the required collateral property debt yield to 10% effective with respect to the first quarter of 2025 and continuing through the end of the loan term and to swap collateral properties as follows: 47 hotels with an aggregate of 7,981 keys and an aggregate undepreciated book value of $1,375,449 will be released from the collateral pool and 35 travel centers leased to TA, which travel centers we refer to as our TA No. 5 lease, with an aggregate undepreciated book value of $598,908, will be added as collateral to our revolving credit facility. Of the hotels being released from the collateral pool, 36 hotels with an aggregate of 4,862 keys and an aggregate undepreciated book value of $655,514 are part of our hotel disposition plan. The corresponding equity pledges will be swapped as well. We expect to complete this collateral swap by the end of the second quarter of 2025.
Our debt agreements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR, ceasing to act as our business manager. Our debt agreements also contain covenants, including those that restrict our ability to incur debts or to make distributions under certain circumstances and generally require us to maintain certain financial ratios. Borrowings under our revolving credit facility are subject to meeting ongoing minimum performance and market values of the collateral properties, satisfying certain financial covenants and other credit facility conditions. We believe we were in compliance with the terms and conditions of our debt agreements as of March 31, 2025.
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
Our net lease mortgage notes are summarized below:

Note Class	Principal Outstanding as of March 31, 2025	Coupon Rate	Initial Term (in years)	Maturity
Class A	$301,823	5.15%	5	February 2028
Class B	172,099	5.55%	5	February 2028
Class C	132,200	6.70%	5	February 2028
Total / weighted average	$606,122	5.60%
The Class A notes and the Class B notes require monthly principal repayments at an annualized rate of 0.50% and 0.25% of the balance outstanding, respectively, and the Class C notes require interest payments only, with balloon payments due at maturity. The notes mature in February 2028 and may be redeemed without penalty 24 months prior to the scheduled maturity date beginning in February 2026. The notes are non-recourse and, as of March 31, 2025, were secured by 315 net lease retail properties owned by the Issuer. As of March 31, 2025, the current leases relating to those properties required annual minimum rents of $67,001 and had an aggregate undepreciated book value of $760,165.
On January 27, 2025, the Issuer issued a variable funding note, or the VFN, secured by the 315 net lease properties that secure our existing $606,122 of net lease mortgage notes. The VFN permits borrowings on a revolving basis up to $45,000 and the Issuer can borrow, repay and reborrow funds available until maturity. The maturity date of the VFN is January 27, 2027, and, subject to the payment of an extension fee and meeting certain other conditions, can be extended by one year at the Issuer’s option. The VFN requires interest payments only on drawings under the VFN based on SOFR plus a margin of 1.75%, and an unused commitment fee of 50 basis points per annum paid on undrawn amounts. As of March 31, 2025, the annual interest rate payable on borrowings under the VFN was 6.16%. The weighted average interest rate for borrowings under the VFN was 6.19% for the three months ended March 31, 2025. As of March 31, 2025, $45,000 was outstanding under the VFN.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
Note 9. Shareholders’ Equity
Share Awards
On March 26, 2025, in accordance with our Trustee compensation arrangements, we awarded 32,490 of our common shares, valued at $2.77 per common share, the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on that day, in connection with the appointment of one of our Managing Trustees as part of his annual compensation.
Share Purchases
During the three months ended March 31, 2025, we purchased 1,539 of our common shares, valued at $2.77 per common share, from a former employee of RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of awards of our common shares. We withheld and purchased these common shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq, on the applicable purchase date.
Distributions
During the three months ended March 31, 2025, we declared and paid a regular quarterly distribution to common shareholders as follows:

Declaration Date	Record Date	Paid Date	Dividend Per Common Share	Total Distributions
January 16, 2025	January 27, 2025	February 20, 2025	$0.01	$1,666
On April 10, 2025, we declared a regular quarterly distribution to common shareholders of record as of April 22, 2025 of $0.01 per common share, or approximately $1,666. We expect to pay this distribution on or about May 15, 2025.
Cumulative Other Comprehensive Income (Loss)
Cumulative other comprehensive income (loss) represents our share of the comprehensive income (loss) of Sonesta. See Notes 6, 7 and 11 for further information regarding this investment.
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
We are generally responsible for all of our operating expenses, including certain expenses incurred or arranged by RMR on our behalf. We are generally not responsible for payment of RMR’s employment, office or administrative expenses incurred to provide management services to us, except for the employment and related expenses of RMR’s employees assigned to work exclusively or partly at our net lease properties and the office building component of one of our hotels, our share of the wages, benefits and other related costs of RMR’s centralized accounting personnel, our share of RMR’s costs for providing our internal audit function and as otherwise agreed. Our property level operating expenses are generally incorporated into rents charged to our tenants, including certain payroll and related costs incurred by RMR.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
For the three months ended March 31, 2025 and 2024, the business management fees, property management fees and construction supervision fees and expense reimbursements recognized in our condensed consolidated financial statements were as follows:

	Financial Statement	Three Months Ended March 31,
	Line Item	2025	2024
Pursuant to business management agreement:
Net business management fees (1)	General and administrative	$6,930	$7,757

Pursuant to property management agreement:
Property management fees	Net lease operating expenses	$2,087	$1,484
Construction supervision fees	Buildings, improvements and equipment (2)	657	1,696
		$2,744	$3,180

Expense reimbursement:
Property level expenses	Net lease operating expenses, general and administrative and buildings, improvements and equipment (2)	$1,195	$1,094
(1)The net business management fees we recognized for each of the three months ended March 31, 2025 and 2024 reflect a reduction of $896 for the amortization of the liability we recorded in connection with our former investment in The RMR Group Inc., or RMR Inc.
(2)Amounts capitalized as buildings, improvements and equipment are depreciated over the estimated useful lives of the related assets.
Based on our common share total return, as defined in our business management agreement, as of March 31, 2025, no incentive fees are included in the net business management fees we recognized for the three months ended March 31, 2025. The actual amount of annual incentive fees for 2025, if any, will be based on our common share total return, as defined in our business management agreement, for the three-year period ending December 31, 2025, and will be payable in January 2026. We did not incur an incentive fee payable to RMR for the year ended December 31, 2024.
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
Note 11. Related Person Transactions
We have relationships and historical and continuing transactions with Sonesta, RMR, RMR Inc., and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. RMR is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., the chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR. Christopher Bilotto, our other Managing Trustee and our President and Chief Executive Officer since March 2025, also serves as an officer and employee of RMR. John Murray, our former Managing Trustee and President and Chief Executive Officer, also serves as an officer and employee of RMR and as president and chief executive officer of Sonesta. In addition, each of our other officers serves as an officer of RMR. Some of our Independent Trustees also serve as independent trustees of other public companies to which RMR or its subsidiaries provide management services. Mr. Portnoy serves as chair of the boards and as a managing trustee of these public companies. Other officers of RMR, including certain of our officers, serve as managing trustees or officers of certain of these companies.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
Our Manager, RMR
We have two agreements with RMR to provide management services to us. See Note 10 for further information regarding our management agreements with RMR.
Sonesta
Sonesta is a private company of which Adam Portnoy, one of our Managing Trustees, is a director and the controlling shareholder. One of Sonesta’s other directors and president and chief executive officer was our other Managing Trustee until March 2025, and Sonesta’s other director serves as one of RMR Inc.’s managing directors, as RMR’s and RMR Inc.’s executive vice president, general counsel and secretary and as our Secretary. Certain other officers and employees of Sonesta are former officers and employees of RMR. RMR also provides certain services to Sonesta. As of March 31, 2025, we owned 34% of Sonesta’s outstanding shares of common stock and Sonesta managed 177 of our hotels. See Notes 6 and 7 for further information regarding our relationships, agreements and transactions with Sonesta.
For further information about these and certain other such relationships and certain other related person transactions, refer to our 2024 Annual Report.
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
During the three months ended March 31, 2025, we recognized income tax expense of $843, which includes $353 of state tax expense and $490 of foreign tax expense. During the three months ended March 31, 2024, we recognized income tax expense of $1,007, which includes $621 of state tax expense and $386 of foreign tax expense.
Note 13. Segment Information
Our operating segments are based on our internal reporting structure and property type and are aligned with how our Chief Operating Decision Maker, or CODM, reviews the operating results to allocate resources and assess segment performance. The CODM is our President and Chief Executive Officer. Our two reportable segments are hotel investments and net lease investments. Our hotel investments segment consists of hotels managed by subsidiaries of Sonesta, Hyatt, Radisson and IHG. Our net lease investments segment consists of service-focused retail net lease properties, including travel centers leased to TA, our largest tenant.
The significant expense categories and amounts presented below align with the segment-level information that is regularly provided to our CODM. Our CODM reviews operating and financial results, including net income (loss) and its components, to allocate resources and assess segment performance. The accounting policies of our reportable segments are the same as those described in Note 2 to our consolidated financial statements included in our 2024 Annual Report. The tables below present information about our segments.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31, 2025
	Hotels	Net Lease	Total
Revenues:
Hotel operating revenues	$334,963	$—	$334,963
Rental income	—	100,216	100,216
Total revenues	334,963	100,216	435,179

Less (plus):
Labor and benefits (1)	138,689	841	139,530
Management fees	12,485	2,087	14,572
Real estate taxes and insurance	29,613	788	30,401
Other operating expenses (2)	125,053	1,912	126,965
Depreciation and amortization	53,743	35,357	89,100
Interest expense	—	12,126	12,126
Other segment items (3)	36,698	(490)	36,208
Segment (loss) profit	(61,318)	47,595	(13,723)

Reconciliation of segment profit or loss:
General and administrative			(9,556)
Transaction costs			(29)
Interest income			1,054
Interest expense			(89,391)
Income tax expense			(843)
Equity in losses of an investee			(3,947)
Net loss			$(116,435)
(1)    Labor and benefits for our net lease investments segment include property level expense reimbursements as discussed in Note 10.
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

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31, 2024
	Hotels	Net Lease	Total
Revenues:
Hotel operating revenues	$336,236	$—	$336,236
Rental income	—	100,014	100,014
Total revenues	336,236	100,014	436,250

Less (plus):
Labor and benefits (1)	135,998	1,011	137,009
Management fees	12,295	1,484	13,779
Real estate taxes and insurance	33,511	690	34,201
Other operating expenses (2)	123,282	1,538	124,820
Depreciation and amortization	55,086	38,021	93,107
Interest expense	—	11,517	11,517
Other segment items (3)	773	4,473	5,246
Segment (loss) profit	(24,709)	41,280	16,571

Reconciliation of segment profit or loss:
General and administrative			(10,506)
Interest income			1,794
Interest expense			(79,897)
Income tax expense			(1,007)
Equity in losses of an investee			(5,338)
Net loss			$(78,383)
(1)    Labor and benefits for our net lease investments segment include property level expense reimbursements as discussed in Note 10.
(2)    Other operating expenses for each reportable segment include expenses such as repairs and maintenance, utilities and other costs incurred in connection with the operation of our properties.
(3)    Other segment items for each reportable segment include gains and losses on asset impairment and sale of real estate and interest income, as applicable.

	As of March 31, 2025	As of December 31, 2024
Assets:
Hotels	$3,849,611	$3,897,132
Net Lease	2,911,420	2,942,585
Corporate	215,048	279,841
Total assets	$6,976,079	$7,119,558

	Three Months Ended March 31,
	2025	2024
Capital expenditures:
Hotels	$45,121	$68,340
Net Lease	748	442
Total capital expenditures	$45,869	$68,782

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
Note 14. Fair Value of Assets and Liabilities
The table below presents certain of our assets carried at fair value at March 31, 2025, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

		Fair Value at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-recurring Fair Value Measurement Assets:
Assets of properties held for sale (1)	$124,400	$—	$124,400	$—
(1)We recorded impairment charges totaling $37,067 during the three months ended March 31, 2025, to reduce the carrying value of 16 hotels in our condensed consolidated balance sheet to their estimated fair value, less estimated costs to sell of $2,633, based on negotiated sales prices with third party buyers (Level 2 inputs as defined in the fair value hierarchy under GAAP).
In addition to the assets included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, revolving credit facility, VFN, net lease mortgage notes, senior notes and security deposits. At March 31, 2025 and December 31, 2024, the fair values of these financial instruments approximated their carrying values in our condensed consolidated balance sheets due to their short-term nature or floating interest rates, except as follows:

	March 31, 2025		December 31, 2024
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Senior Unsecured Notes, due 2026 at 5.25%	$349,012	$347,673	$348,730	$339,889
Senior Unsecured Notes, due 2026 at 4.75%	449,110	440,987	448,957	425,237
Senior Unsecured Notes, due 2027 at 4.95%	398,617	388,760	398,428	373,796
Senior Guaranteed Unsecured Notes, due 2027 at 5.50%	447,040	434,066	446,758	420,809
Net Lease Mortgage Notes, due 2028 at 5.60%	570,760	593,678	568,283	585,236
Senior Unsecured Notes, due 2028 at 3.95%	396,792	362,592	396,505	335,056
Senior Guaranteed Unsecured Notes, due 2029 at 8.375%	683,886	699,692	682,934	676,725
Senior Unsecured Notes, due 2029 at 4.95%	421,466	350,961	421,269	338,071
Senior Unsecured Notes, due 2030 at 4.375%	394,473	308,884	394,189	301,752
Senior Secured Notes, due 2031 at 8.625%	973,088	1,054,910	972,073	1,040,590
Senior Guaranteed Unsecured Notes, due 2032 at 8.875%	483,158	494,810	482,577	462,755
Total financial liabilities	$5,567,402	$5,477,013	$5,560,703	$5,299,916
(1)Carrying value includes unamortized discounts, premiums and certain debt issuance costs.
At March 31, 2025 and December 31, 2024, we estimated the fair values of our senior notes using an average of the bid and ask price of our then outstanding issuances of senior notes (Level 2 inputs). At March 31, 2025 and December 31, 2024, we estimated the fair value of our net lease mortgage notes using discounted cash flow analyses and current prevailing market rates as of the measurement dates (Level 3 inputs). As Level 3 inputs are unobservable, our estimated value may differ materially from the actual fair value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2024 Annual Report.
Overview (dollars in thousands, except per share amounts and per room hotel data)
We are a REIT organized under the laws of the State of Maryland. As of March 31, 2025, we owned 941 properties in 46 states, the District of Columbia, Canada and Puerto Rico.
Consumer confidence, corporate travel and lodging demand will continue to be affected by economic and market conditions, inflationary pressures, uncertainties surrounding interest rates, unemployment levels, work from home policies, use of technologies and broader economic trends. Increased labor costs and other price inflation may continue to negatively impact our hotel operations and the operations of our tenants. Further, recent announcements regarding tariffs on a wide variety of imports could impact the cost of products our operators use, such as furniture, equipment, materials and supplies sourced from outside the United States. An economic recession or continued or intensified disruptions in the financial markets could adversely affect our financial condition, operations at our hotels, our tenants and their ability or willingness to renew our leases or pay rent to us, may restrict our ability to obtain new or replacement financing, would likely increase our cost of capital, and may cause the values of our properties to decline.
We are at various stages of selling 119 hotels with a total of 15,912 keys and a combined net carrying value of $945,100. We expect to sell these hotels in 2025 and use the net proceeds to repay debt.
Management Agreements and Leases. At March 31, 2025, we owned 202 hotels operated under four agreements. We leased all of these hotels to our wholly owned TRSs that are managed by hotel operating companies as of that date. At March 31, 2025, we also owned 739 service-focused retail properties leased to 175 tenants subject to “triple net” leases, where the tenants are generally responsible for the payment of operating expenses and capital expenditures. Our condensed consolidated statements of comprehensive income (loss) include hotel operating revenues and hotel operating expenses of our managed hotels and rental income and net lease operating expenses from our net lease properties.
Hotel Portfolio. As of March 31, 2025, we owned 202 hotels. During the three months ended March 31, 2025, the U.S. hotel industry generally realized increases in average daily rate, or ADR, and revenue per available room, or RevPAR, compared to the corresponding 2024 periods. Our hotels produced increases in ADR and outpaced the industry increases in RevPAR, which we believe is partially a result of renovation disruption in the 2024 period.
Comparable Hotels Data. We present occupancy, ADR and RevPAR for the periods presented on a comparable basis to facilitate comparisons between periods. We define comparable hotels as those that were owned by us and were open and operating for the entirety of the periods being compared. For each of the three months ended March 31, 2025 and 2024, our comparable results exclude one hotel that suspended operations during the periods presented. The following table provides a summary of these revenue metrics for the periods presented.

	Three Months Ended March 31,
	2025	2024	Change
Comparable Hotels
No. of hotels	201	201	—
No. of rooms or suites	35,261	35,261	—
Occupancy	57.9%	57.1%	0.8	pts
ADR	$144.61	$142.74	1.3%
RevPAR	$83.67	$81.52	2.6%

The following table provides a summary for all of our hotels with these revenue metrics for the periods presented, which we believe are key indicators of performance at our hotels.

	Three Months Ended March 31,
	2025	2024	Change
All Hotels
No. of hotels	202	220	(18)
No. of rooms or suites	35,359	37,697	(2,338)
Occupancy	57.8%	56.3%	1.5	pts
ADR	$144.61	$139.83	3.4%
RevPAR	$83.52	$78.69	6.1%
Net Lease Portfolio. As of March 31, 2025, we owned 739 service-focused retail net lease properties with an aggregate of 13,189,476 square feet leased to 175 tenants subject to “triple net” leases (where the tenants are responsible for payments of operating expenses and capital expenditures) requiring annual minimum rents of $380,568. Our net lease properties were 97.8% occupied as of March 31, 2025 with a weighted (by annual minimum rent) average lease term of 7.8 years, operating under 136 brands in 21 distinct industries. TA is our largest tenant and as of March 31, 2025, leased 175 of our travel centers under five master leases that expire in 2033 and require annual minimum rents of $259,080. In addition, TA receives an annual credit of $25,000 as a result of prepaid rent. BP Corporation North America Inc. guarantees payment under the TA leases, subject to a cap.
Additional details of our hotel operating agreements and our net lease agreements are set forth in Note 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations (amounts in thousands, except per share data)
Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Revenues:
Hotel operating revenues	$334,963	$336,236	$(1,273)	(0.4)%
Rental income	100,216	100,014	202	0.2%
Total revenues	435,179	436,250	(1,071)	(0.2)%

Expenses:
Hotel operating expenses	305,840	305,086	754	0.2%
Net lease operating expenses	5,628	4,723	905	19.2%
Depreciation and amortization - hotels	53,743	55,086	(1,343)	(2.4)%
Depreciation and amortization - net lease properties	35,357	38,021	(2,664)	(7.0)%
Total depreciation and amortization	89,100	93,107	(4,007)	(4.3)%
General and administrative	9,556	10,506	(950)	(9.0)%
Transaction related costs	111	—	111	n/m
Loss on asset impairment	37,067	2,451	34,616	n/m
Total expenses	447,302	415,873	31,429	7.6%

Gain (loss) on sale of real estate, net	746	(2,963)	3,709	(125.2)%
Interest income	1,249	1,962	(713)	(36.3)%
Interest expense	(101,517)	(91,414)	(10,103)	11.1%
Loss before income tax expense and equity in losses of an investee	(111,645)	(72,038)	(39,607)	55.0%
Income tax expense	(843)	(1,007)	164	(16.3)%
Equity in losses of an investee	(3,947)	(5,338)	1,391	(26.1)%
Net loss	$(116,435)	$(78,383)	$(38,052)	48.5%

Weighted average common shares outstanding (basic and diluted)	165,615	165,158	457	0.3%

Net loss per common share (basic and diluted)	$(0.70)	$(0.48)	$(0.22)	45.8%
References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.
Hotel operating revenues. The decrease in hotel operating revenues is primarily a result of our sales of certain hotels since January 1, 2024 ($7,798), partially offset by increases in occupancy and average rates at certain hotels during the 2025 period ($6,525). Additional operating statistics of our hotels are included in the tables beginning on page 32.
Rental income. The increase in rental income is primarily a result of higher rental income recognized at certain of our net lease properties ($710), partially offset by our sales of certain net lease properties since January 1, 2024 ($508).
Hotel operating expenses. The increase in hotel operating expenses is primarily a result of increases in wages and benefits ($6,967) and other operating expenses ($2,697) in the 2025 period, partially offset by our sales of certain hotels since January 1, 2024 ($8,910).
Net lease operating expenses. The increase in net lease operating expenses is primarily the result of increased property management fees ($594) and other operating expenses ($311) in the 2025 period.

Depreciation and amortization - hotels. The decrease in depreciation and amortization - hotels is primarily a result of certain of our depreciable assets becoming fully depreciated since January 1, 2024 ($5,769) and our sale of certain hotels since January 1, 2024 ($2,498), partially offset by depreciation and amortization related to capital expenditures made since January 1, 2024 ($6,924).
Depreciation and amortization - net lease properties. The decrease in depreciation and amortization - net lease properties is primarily a result of certain of our depreciable assets becoming fully depreciated since January 1, 2024 ($2,129) and our sale of certain net lease properties since January 1, 2024 ($535).
General and administrative. The decrease in general and administrative costs is primarily due to decreases in business management fees ($827) and other professional fees ($123) in the 2025 period.
Transaction related costs. Transaction related costs for the 2025 period primarily consisted of costs related to the renovation of certain hotels, partially offset by the recovery of a working capital reserve related to our former agreement with Marriott International, Inc. previously deemed uncollectable and expensed in 2021.
Loss on asset impairment. We recorded a $37,067 loss on asset impairment during the 2025 period to reduce the carrying value of 16 hotels to their estimated fair value less costs to sell. We recorded a $2,451 loss on asset impairment during the 2024 period to reduce the carrying value of five net lease properties to their estimated fair value less costs to sell.
Gain (loss) on sale of real estate, net. We recorded a $746 net gain on sale of real estate during the 2025 period in connection with the sales of four hotels and three net lease properties. We recorded a $2,963 net loss on sale of real estate during the 2024 period in connection with the sales of one hotel and three net lease properties.
Interest income. The decrease in interest income is due to lower average cash balances invested and lower interest rates during the 2025 period compared to the 2024 period.
Interest expense. The increase in interest expense is primarily due to higher weighted average interest rates during the 2025 period compared to the 2024 period.
Income tax expense. The decrease in income tax expense is primarily due to a decrease in state tax expense ($268), partially offset by an increase in foreign tax expense ($104) during the 2025 period.
Equity in losses of an investee. Equity in losses of an investee represents our proportionate share of the losses of Sonesta.
Net loss. Our net loss and net loss per common share (basic and diluted) each increased in the 2025 period compared to the 2024 period primarily due to the revenue and expense changes discussed above.

Liquidity and Capital Resources (dollars in thousands, except per share amounts)
Our Managers and Tenants
As of March 31, 2025, all 202 of our hotels were managed by four hotel operating companies. Our 739 service-focused retail net lease properties were leased to 175 tenants. The costs of operating and maintaining our properties are generally paid by the hotel managers as agents for us or by our tenants for their own account. Our hotel managers and tenants derive their funding for property operating expenses and for returns and rents due to us generally from property operating revenues and, to the extent these parties themselves fund our owner’s priority returns and rents, from their separate resources. As of March 31, 2025, Sonesta is our largest hotel manager (177 hotels) and TA is our largest tenant (175 travel centers).
We recorded reserves for uncollectable amounts and reduced rental income by $235 and $665 for the three months ended March 31, 2025 and 2024, respectively, based on our assessment of the collectability of rents. We had reserves for uncollectable rents of $4,959 and $5,058 as of March 31, 2025 and December 31, 2024, respectively, included in other assets, net in our condensed consolidated balance sheets.
We define net lease rent coverage as earnings before interest, taxes, depreciation, amortization and rent, or EBITDAR, divided by the annual minimum rent due to us weighted by the minimum rent of the property to total minimum rents of the net lease portfolio. Tenants with no minimum rent required under the lease are excluded. EBITDAR amounts used to determine rent coverage are generally for the latest twelve-month period, based on the most recent operating information, if any, furnished by our tenants. Operating statements furnished by our tenants often are unaudited and, in certain cases, may not have been prepared in accordance with GAAP and are not independently verified by us. In instances where we do not have tenant financial information, we calculate an implied coverage ratio for the period based on other tenants with available financial statements operating the same brand or within the same industry. As a result, we believe using this implied coverage metric provides a more reasonable estimated representation of recent operating results and the financial condition for those tenants. Our net lease properties generated rent coverage of 2.07x and 2.37x as of March 31, 2025 and 2024, respectively.
Our Operating Liquidity and Capital Resources
Our principal sources of funds to meet operating and capital expenses, debt service obligations and distributions to our shareholders are owner’s priority returns from our hotels, rents from our net lease portfolio and borrowings under our revolving credit facility and VFN. We receive owner’s priority returns and rents from our managers and tenants monthly. We may receive additional returns, percentage rents and our share of the operating profits of our managed hotels after payment of management fees and other deductions, if any, either monthly or quarterly, and these amounts are usually subject to annual reconciliations. We believe these sources of funds will be sufficient to meet our operating expenses and capital expenditures, pay debt service obligations and make distributions to our shareholders for the next twelve months and for the foreseeable future thereafter. However, as a result of economic conditions, including if the U.S. enters an economic recession, or otherwise, our managers and tenants may become unable or unwilling to pay owner’s priority returns and rents to us when due, and, as a result, our cash flows and net income would decline.
The following is a summary of our sources and uses of cash flows for the periods presented:

	Three Months Ended March 31,
	2025	2024
Cash and cash equivalents and restricted cash at the beginning of the period	$157,386	$197,830
Net cash provided by (used in):
Operating activities	38,200	(926)
Investing activities	(42,192)	(74,829)
Financing activities	(59,300)	(34,749)
Cash and cash equivalents and restricted cash at the end of the period	$94,094	$87,326
The change from cash flow used in operating activities in the 2024 period to cash flow provided by operating activities in the 2025 period is primarily due to lower cash paid for interest in the 2025 period. The decrease in cash flow used in investing activities in the 2025 period is primarily due to higher proceeds from the sale of real estate in the 2025 period and decreased real estate improvements during the 2025 period. The increase in cash flow used in financing activities in the 2025 period is primarily due to higher net borrowings in the 2025 period, partially offset by lower distributions to common shareholders during the 2025 period.

We maintain our qualification for taxation as a REIT under the IRC by meeting certain requirements. We lease 202 hotels to our wholly owned TRSs that are managed by hotel operating companies. As a REIT, we do not expect to pay federal income taxes on the majority of our income; however, the income realized by our TRSs in excess of the rent they pay to us is subject to U.S. federal income tax at corporate income tax rates. In addition, the income we receive from our hotels in Canada and Puerto Rico is subject to taxes in those jurisdictions and we are subject to taxes in certain states where we have properties despite our qualification for taxation as a REIT.
Our Investment and Financing Liquidity and Capital Resources
Our hotel operating agreements generally provide that, if necessary, we may provide our managers with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. During the three months ended March 31, 2025, we funded $44,053 for capital improvements in excess of FF&E reserves available to our hotels. We currently expect to fund $210,000 during the last nine months of 2025 for capital improvements to certain hotels using cash on hand and borrowings under our revolving credit facility.
Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. We own all the FF&E escrows for our hotels. During the three months ended March 31, 2025, certain of our hotel managers deposited $971 to these accounts and spent $1,124 from the FF&E reserve escrow accounts to renovate and refurbish our hotels. As of March 31, 2025, there was $5,289 on deposit in these escrow accounts, which was held directly by us and is reflected in our condensed consolidated balance sheets as restricted cash.
Our net lease portfolio leases do not require FF&E escrow deposits and tenants under these leases are generally required to maintain the leased properties, including structural and non-structural components. We may provide tenant improvement allowances to tenants in certain cases or may develop sites with the intent to lease them. During the three months ended March 31, 2025, we funded $748 for capital improvements to our net lease properties. As of March 31, 2025, we had $1,382 of unspent leasing-related obligations related to certain of our net lease tenants.
During the three months ended March 31, 2025, we sold seven properties for a combined sales price of $22,700, excluding closing costs. From April 1, 2025 through May 2, 2025, we sold one net lease property with 2,053 square feet for a sales price of $365, excluding closing costs. We have also entered into agreements to sell four hotels with a total of 492 keys for a combined sales price of $26,500, excluding closing costs, and one net lease property with 1,122 square feet for a sales price of $395, excluding closing costs. These pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales, that these sales will not be delayed or that the terms will not change. We are at various stages of selling 115 hotels with a total of 15,420 keys and six net lease properties with a total of 80,249 square feet for sale. We believe it is probable that the sales of these properties will be completed within one year. We expect to use the net sales proceeds from these sales for general business purposes, including to repay debt.
From April 1, 2025 through May 2, 2025, we acquired three net lease properties with a total of 18,218 square feet for a combined purchase price of $12,597, excluding closing costs. We have also entered into agreements to acquire six net lease properties with a total of 69,236 square feet for a combined purchase price of $20,734, excluding closing costs. These pending acquisitions are subject to conditions; accordingly, we cannot be sure that we will complete these acquisitions, that these acquisitions will not be delayed or that the terms will not change.
During the three months ended March 31, 2025, we declared and paid a regular quarterly distribution to common shareholders using cash on hand as follows:

Declaration Date	Record Date	Paid Date	Dividend Per Common Share	Total Distributions
January 16, 2025	January 27, 2025	February 20, 2025	$0.01	$1,666
On April 10, 2025, we declared a regular quarterly distribution to common shareholders of record as of April 22, 2025 of $0.01 per common share, or approximately $1,666. We expect to pay this distribution on or about May 15, 2025 using cash on hand.

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
Interest payable on drawings under our revolving credit facility is based on SOFR plus a margin ranging from 1.50% to 3.00% based on our leverage ratio, as defined in our credit agreement, which was 2.50% as of March 31, 2025. We also pay unused commitment fees of 20 to 30 basis points per annum on the total amount of lending commitments under our revolving credit facility based on amounts outstanding. As of March 31, 2025 and 2024, the annual interest rate payable on borrowings under our revolving credit facility was 6.91% and 7.84%, respectively. As of both March 31, 2025 and May 2, 2025, we had $50,000 outstanding under our revolving credit facility and $600,000 available for borrowings.
As collateral for all loans and other obligations under the credit facility, certain of our subsidiaries pledged all of their respective equity interests in certain of our direct and indirect property owning subsidiaries, and our pledged subsidiaries provided first mortgage liens on 67 properties, including 64 hotels and three net lease properties, with an aggregate undepreciated book value of $1,691,230 as of March 31, 2025. During the three months ended March 31, 2025, we sold two hotels that previously served as collateral under our revolving credit facility. In connection with the sales of these hotels, the hotels were released from the collateral pool in accordance with the terms of our revolving credit facility.
In February 2025, we and our lenders amended the agreement governing our revolving credit facility to reduce the required debt service coverage ratio covenant from 1.50 times to 1.30 times effective with respect to the fourth quarter of 2024 and continuing through the end of the loan term. In order to exercise the first extension option, we are required to maintain a 1.50 times debt service coverage level as of and for the duration of the extension period. We also agreed to change the required collateral property debt yield to 10% effective with respect to the first quarter of 2025 and continuing through the end of the loan term and to swap collateral properties as follows: 47 hotels with an aggregate of 7,981 keys and an aggregate undepreciated book value of $1,375,449 will be released from the collateral pool and 35 travel centers leased to TA, which travel centers we refer to as our TA No. 5 lease, with an aggregate undepreciated book value of $598,908, will be added as collateral to our revolving credit facility. Of the hotels being released from the collateral pool, 36 hotels with an aggregate of 4,862 keys and an aggregate undepreciated book value of $655,514 are part of our hotel disposition plan. The corresponding equity pledges will be swapped as well. We expect to complete this collateral swap by the end of the second quarter of 2025.
Net Lease Mortgage Notes
On January 27, 2025, the Issuer issued a variable funding note secured by the 315 net lease properties that secure our existing $606,122 of net lease mortgage notes. The VFN permits borrowings on a revolving basis up to $45,000 and the Issuer can borrow, repay and reborrow funds available until maturity. The maturity date of the VFN is January 27, 2027, and, subject to the payment of an extension fee and meeting certain other conditions, can be extended by one year at the Issuer’s option. The VFN requires interest payments only on drawings under the VFN based on SOFR plus a margin of 1.75%, and an unused commitment fee of 50 basis points per annum paid on undrawn amounts. As of March 31, 2025, the annual interest rate payable on borrowings under the VFN was 6.16%. As of March 31, 2025, $45,000 was outstanding under the VFN.
Our debt maturities (other than our revolving credit facility and VFN) as of March 31, 2025 were as follows:

Year	Debt Maturities
2025	$1,469
2026	801,958
2027	851,958
2028	1,000,737
2029	1,125,000
Thereafter	1,900,000
$5,681,122
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
Our ability to complete, and the costs associated with, future debt transactions depend primarily upon credit market conditions and our then perceived creditworthiness. We have no control over market conditions. Our credit ratings depend upon evaluations by credit rating agencies of our business practices and plans, including our ability to maintain our earnings, to stagger our debt maturities and to balance our use of debt and equity capital so that our financial performance and leverage ratios afford us flexibility to withstand any reasonably anticipated adverse changes. Similarly, our ability to raise equity capital in the future will depend primarily upon equity capital market conditions and our ability to conduct our business to maintain and grow our operating cash flows. We intend to conduct our business activities in a manner which will afford us reasonable access to capital for investment and financing activities. However, as discussed elsewhere in this Quarterly Report on Form 10-Q, the impacts of the current, and possibly future, inflationary conditions, uncertainties surrounding interest rates and a possible economic recession are uncertain and may have various negative consequences on us and our operations, including a decline in financing availability and increased costs for financing. Further, such conditions could also disrupt the capital markets generally and limit our access to financing from public sources or on favorable terms, particularly if the global financial markets experience significant disruptions.
Debt Covenants
Our debt obligations at March 31, 2025 consisted of $50,000 of borrowings outstanding under our $650,000 revolving credit facility, $5,075,000 aggregate principal amounts of senior notes, $606,122 aggregate principal amounts of mortgage notes and $45,000 of borrowings outstanding under the VFN. For further information regarding our indebtedness, see Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our publicly and privately issued senior notes are governed by our indentures and related supplements. These indentures and related supplements and our credit agreement contain covenants that generally restrict our ability to incur debts, including debts secured by mortgages on our properties, in excess of calculated amounts, and require us to maintain various financial ratios. Our credit agreement, net lease mortgage notes, secured senior notes and unsecured senior notes, indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR ceasing to act as our business manager. As of March 31, 2025, we believe we were in compliance with all of the covenants under our indentures and their supplements, net lease mortgage notes and our credit agreement.
Senior Notes Indenture Covenants
The following table summarizes the results of the financial tests required by the indentures and related supplements for our senior secured and unsecured notes as of March 31, 2025:

	Actual Results	Covenant Requirement
Total debt / adjusted total assets	55.2%	Maximum of 60%
Secured debt / adjusted total assets	16.3%	Maximum of 40%
Consolidated income available for debt service / debt service	1.50x	Minimum of 1.50x
Total unencumbered assets / unsecured debt	171.7%	Minimum 150%
Total unencumbered assets in guarantor subsidiaries / senior guaranteed unsecured debt	4.06x	Minimum of 2.20x

As of March 31, 2025, adjusted total assets for covenant purposes as defined in our senior notes indentures were $10,462,373 and assets encumbered under our revolving credit facility, serving as collateral for our net lease mortgage notes or secured senior notes represented $3,466,968 of adjusted total assets, as defined in our senior notes indentures. Our unencumbered hotels, travel centers, other net lease properties and other corporate assets represent $4,389,459, $1,579,070, $819,950 and $206,926 of adjusted total assets, respectively.
The following table presents the calculation of adjusted total assets to total assets in accordance with GAAP:

Total assets	$6,976,079
Plus: accumulated depreciation (1)	3,267,989
Plus: impairment and other adjustments to reflect original cost of real estate assets	446,569
Less: accounts receivable and intangibles	(228,264)
Adjusted total assets	$10,462,373
(1)Includes $875,222 of accumulated depreciation on assets of properties held for sale.
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
Supplemental Guarantor Information
Our 5.50% Senior Notes due 2027, or the 2027 Notes, our 8.375% Senior Guaranteed Unsecured Notes due 2029, or the 2029 Notes, and our 8.875% Senior Guaranteed Unsecured Notes due 2032, or the 2032 Notes, are fully and unconditionally guaranteed, on a joint and several basis and on a senior unsecured basis, by all of our subsidiaries, except for certain excluded subsidiaries, including our foreign subsidiaries and our subsidiaries pledged under our credit agreement and our net lease mortgage notes. The notes and the guarantees will be effectively subordinated to all of our and the subsidiary guarantors’ secured indebtedness, respectively, to the extent of the value of the collateral securing such secured indebtedness, and will be structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. Our remaining $2,425,000 of senior unsecured notes do not have the benefit of any guarantees.
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
The following table presents summarized financial information for us and the subsidiary guarantors, on a combined basis, after elimination of (i) intercompany transactions and balances among us and the subsidiary guarantors, and (ii) equity in earnings from, and any investments in, any of our non-guarantor subsidiaries:

	As of March 31, 2025	As of December 31, 2024
Real estate properties, net (1)	$4,117,264	$4,167,260
Other assets, net	459,057	507,507

Indebtedness, net	$5,046,642	$5,142,420
Intercompany balances (2)	752,428	751,637
Other liabilities	397,770	358,778

Three Months Ended March 31, 2025
Revenues	$369,833
Expenses	451,361
Net loss	$(81,528)
(1)Real estate properties, net as of March 31, 2025 includes $138,986 of properties owned directly by us and not included in the assets of the subsidiary guarantors.
(2)Intercompany balances represent payables to non-guarantor subsidiaries.
Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc. and Sonesta and others related to them. For further information about these and other such relationships and related person transactions, see Notes 6, 10 and 11 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, our 2024 Annual Report, our definitive Proxy Statement for our 2025 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission, or SEC. In addition, see the section captioned “Risk Factors” in our 2024 Annual Report for a description of risks that may arise as a result of these and other related person transactions and relationships. We may engage in additional transactions with related persons, including businesses to which RMR or its subsidiaries provide management services.
Critical Accounting Estimates
The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect reported amounts. Actual results could differ from those estimates. Significant estimates in the condensed consolidated financial statements include consolidation of VIEs, purchase price allocations, the determination of useful lives of fixed assets, classification of leases, and the assessment of the book values and impairment of real estate intangible assets and equity investments.
A discussion of our critical accounting estimates is included in our 2024 Annual Report. There have been no significant changes in our critical accounting estimates since the year ended December 31, 2024.

Property and Operating Statistics (dollars in thousands, except hotel statistics)
As of March 31, 2025, we owned and managed a diverse portfolio of hotels and net lease properties across the United States and in Puerto Rico and Canada with 145 distinct brands across 22 industries.
Hotel Portfolio
The following tables summarize the operating statistics, including occupancy, ADR and RevPAR reported to us by our hotel managers by hotel brand for the periods indicated. All operating data presented are based upon the operating results provided by our hotel managers for the indicated periods. We have not independently verified our managers’ operating data.

Comparable Hotels*			No. of Rooms or Suites	Occupancy				ADR			RevPAR
	Service Level	No. of Hotels		Three Months Ended March 31,				Three Months Ended March 31,			Three Months Ended March 31,
Brand				2025	2024	Change		2025	2024	Change	2025	2024	Change
Sonesta Hotels & Resorts®	Full Service	22	7,207	54.3%	56.3%	(2.0)	pts	$167.99	$164.22	2.3%	$91.20	$92.38	(1.3)%
Royal Sonesta Hotels®	Full Service	17	5,663	51.2%	50.7%	0.5	pts	246.16	236.71	4.0%	125.96	120.10	4.9%
Radisson® Hotels & Resorts	Full Service	5	1,149	59.5%	60.5%	(1.0)	pts	154.09	151.08	2.0%	91.62	91.40	0.2%
Crowne Plaza®	Full Service	1	495	73.4%	64.6%	8.8	pts	149.84	148.98	0.6%	109.98	96.17	14.4%
Country Inn & Suites® by Radisson	Full Service	2	346	55.6%	60.3%	(4.7)	pts	131.03	134.86	(2.8)%	72.84	81.29	(10.4)%
Full Service Total/Average		47	14,860	54.2%	54.9%	(0.7)	pts	193.24	187.29	3.2%	104.67	102.74	1.9%
Sonesta Select®	Select Service	39	5,711	54.1%	52.2%	1.9	pts	115.00	116.73	(1.5)%	62.25	60.99	2.1%
Hyatt Place®	Select Service	17	2,107	62.6%	47.5%	15.1	pts	123.07	119.88	2.7%	77.05	56.91	35.4%
Select Service Total/Average		56	7,818	56.4%	51.0%	5.4	pts	117.41	117.52	(0.1)%	66.24	59.89	10.6%
Sonesta ES Suites®	Extended Stay	52	6,689	65.0%	65.4%	(0.4)	pts	127.82	126.64	0.9%	83.02	82.84	0.2%
Sonesta Simply Suites®	Extended Stay	46	5,894	61.0%	61.5%	(0.5)	pts	89.45	89.80	(0.4)%	54.61	55.25	(1.2)%
Extended Stay Total/Average		98	12,583	63.1%	63.6%	(0.5)	pts	110.44	109.94	0.5%	69.71	69.92	(0.3)%
Comparable Hotels Total/Average		201	35,261	57.9%	57.1%	0.8	pts	$144.61	$142.74	1.3%	$83.67	$81.52	2.6%
*We define comparable hotels as those that were owned by us and were open and operating for the entirety of the periods being compared. For each of the three months ended March 31, 2025 and 2024, our comparable results exclude one hotel that suspended operations during the periods presented.

All Hotels*	No. of Rooms or Suites	Occupancy	ADR	RevPAR
Service Level	No. of Hotels	Three Months Ended March 31,	Three Months Ended March 31,	Three Months Ended March 31,
Brand	2025	2024	Change	2025	2024	Change	2025	2024	Change
Retained Hotels:
Royal Sonesta Hotels®	Full Service	17	5,663	51.2%	50.7%	0.5 pts	$246.16	$236.71	4.0%	$125.96	$120.10	4.9%
Sonesta Hotels & Resorts®	Full Service	22	7,207	54.3%	56.3%	(2.0) pts	167.99	164.22	2.3%	91.20	92.38	(1.3)%
Radisson® Hotels & Resorts	Full Service	5	1,149	59.5%	60.5%	(1.0) pts	154.09	151.08	2.0%	91.62	91.40	0.2%
Country Inn & Suites® by Radisson	Full Service	2	346	55.6%	60.3%	(4.7) pts	131.03	134.86	(2.8)%	72.84	81.29	(10.4)%
Full Service Total/Average	46	14,365	53.5%	54.5%	(1.0) pts	195.29	188.86	3.4%	104.49	102.96	1.5%
Sonesta ES Suites®	Extended Stay	7	958	68.2%	68.4%	(0.2) pts	152.94	154.67	(1.1)%	104.27	105.87	(1.5)%
Sonesta Select®	Select Service	6	873	61.6%	57.3%	4.3 pts	120.77	122.53	(1.4)%	74.46	70.20	6.1%
Sonesta Simply Suites®	Extended Stay	7	1,144	67.7%	63.1%	4.6 pts	115.05	115.39	(0.3)%	77.91	72.81	7.0%
Hyatt Place®	Select Service	17	2,107	62.6%	47.5%	15.1 pts	123.07	119.88	2.7%	77.05	56.91	35.4%
Focused Service Total/Average	37	5,082	64.6%	56.6%	8.0 pts	126.74	127.14	(0.3)%	81.93	72.00	13.8%
Retained Hotels Total/Average	83	19,447	56.4%	55.1%	1.3 pts	$174.76	$172.27	1.4%	$98.59	$94.87	3.9%

Exit Hotels:
Crowne Plaza®	Full Service	1	495	73.4%	64.6%	8.8 pts	$149.84	$148.98	0.6%	$109.98	$96.17	14.4%
Sonesta ES Suites®	Extended Stay	45	5,731	64.4%	64.9%	(0.5) pts	123.37	121.70	1.4%	79.47	78.99	0.6%
Sonesta Select®	Select Service	33	4,838	52.8%	51.3%	1.5 pts	113.78	115.56	(1.5)%	60.04	59.32	1.2%
Sonesta Simply Suites®	Extended Stay	40	4,848	58.7%	60.4%	(1.7) pts	82.43	83.44	(1.2)%	48.36	50.36	(4.0)%
Exit Hotels Total/Average	119	15,912	59.4%	59.4%	—	pts	109.54	109.22	0.3%	65.07	64.86	0.3%

All Hotels Total/Average	202	35,359	57.8%	57.0%	0.8 pts	$144.61	$142.74	1.3%	$83.52	$81.38	2.6%
*Includes results of all hotels owned as of March 31, 2025. Excludes the results of hotels sold during the periods presented. Retained Hotels represents 59 hotels managed by Sonesta, 17 hotels managed by Hyatt, and seven hotels managed by Radisson that we will continue to own after the Exit Hotels are sold. Exit Hotels represent 118 hotels managed by Sonesta and one hotel managed by IHG that we plan to sell.
Net Lease Portfolio
As of March 31, 2025, our net lease properties were 97.8% occupied and we had 16 properties available for lease. During the three months ended March 31, 2025, we entered into lease renewals for 31,607 rentable square feet (four properties) at weighted (by rentable square feet) average rents that were 18.0% above the prior rents for the same space. The weighted (by rentable square feet) average lease term for these leases was 6.0 years. We also entered into new leases for 1,685 rentable square feet (one property) at rent that was 15.7% above the prior rent for the same space. The lease term for this new lease was 3.0 years.
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

As of March 31, 2025, our net lease tenants operated across 136 brands. The following table identifies the top ten brands based on annualized minimum rent:

	Brand	No. of Properties	Investment (1)	Percent of Total Investment	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent	Rent Coverage (2)
1.	TravelCenters of America Inc.	131	$2,254,950	44.8%	$176,793	46.5%	1.34	x	(3)
2.	Petro Stopping Centers	44	1,015,156	20.2%	82,287	21.6%	1.34	x	(3)
3.	The Great Escape	14	98,242	2.0%	7,711	2.0%	4.75	x
4.	Life Time Fitness	3	92,617	1.8%	5,770	1.5%	2.84	x
5.	Buehler's Fresh Foods	5	76,469	1.5%	5,657	1.5%	2.54	x
6.	Heartland Dental	59	61,120	1.2%	4,769	1.3%	4.81	x
7.	Norms	10	53,673	1.1%	3,826	1.0%	3.36	x
8.	Express Oil Change	23	49,724	1.0%	3,717	1.0%	5.88	x
9.	AMC Theatres	5	57,361	1.1%	3,558	0.9%	1.85	x
10.	Pizza Hut	40	45,285	0.9%	3,463	0.9%	2.38	x
	Other (4)	405	1,227,284	24.4%	83,017	21.8%	3.62	x
	Total	739	$5,031,881	100.0%	$380,568	100.0%	2.07	x
(1)Represents the historical cost of our properties plus capital improvements funded by us less impairment write-downs, if any.
(2)See page 26 for our definition of rent coverage.
(3)Rent coverage information provided by tenant is for all 175 sites on a consolidated basis and is as of March 31, 2025.
(4)Consists of 126 distinct brands with an average investment of $3,030 per property and average annual minimum rent of $205 per property.
As of March 31, 2025, our top ten net lease tenants based on our annualized minimum rent are listed below:

	Tenant	Brand Affiliation	No. of Properties	Investment (1)	Percent of Total Investment	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent	Rent Coverage (2)
1.	TravelCenters of America Inc. (3)	TravelCenters of America / Petro Stopping Centers	175	$3,270,106	65.0%	$259,080	68.1%	1.34x
2.	Universal Pool Co., Inc.	The Great Escape	14	98,242	2.0%	7,711	2.0%	4.75x
3.	Healthy Way of Life II, LLC	Life Time Fitness	3	92,617	1.8%	5,770	1.5%	2.84x
4.	Styx Acquisition, LLC	Buehler's Fresh Foods	5	76,469	1.5%	5,657	1.5%	2.54x
5.	Professional Resource Development, Inc.	Heartland Dental	59	61,120	1.2%	4,769	1.3%	4.81x
6.	Norms Restaurants, LLC	Norms	10	53,673	1.1%	3,826	1.0%	3.36x
7.	Express Oil Change, L.L.C.	Express Oil Change	23	49,724	1.0%	3,717	1.0%	5.88x
8.	Pilot Travel Centers LLC	Flying J Travel Plaza	3	41,681	0.8%	3,312	0.9%	3.28x
9.	Automotive Remarketing Group, Inc.	America's Auto Auction	6	38,314	0.8%	3,216	0.8%	7.16x
10.	Fleet Farm Group LLC	Fleet Farm	1	37,802	0.8%	2,837	0.7%	2.41x
	Subtotal, top 10		299	3,819,748	76.0%	299,895	78.8%	1.71x
11.	Other (4)	Various	440	1,212,133	24.0%	80,673	21.2%	3.41x
	Total		739	$5,031,881	100.0%	$380,568	100.0%	2.07x
(1)Represents the historical cost of our net lease properties plus capital improvements funded by us less impairment write-downs, if any.
(2)See page 26 for our definition of rent coverage.
(3)TA is our largest tenant. As of March 31, 2025, we leased 175 travel centers (131 under the TravelCenters of America brand and 44 under the Petro Stopping Centers brand) to a subsidiary of TA under five master leases that expire in 2033. TA has five renewal options for 10 years each for all of the travel centers under each lease. BP Corporation North America Inc. guarantees payments under each of the five master leases. The aggregate guaranty as of March 31, 2025 was $3,037,475. Annualized minimum rent excludes the impact of rents prepaid by TA. Rent coverage was 1.39x, 1.40x, 1.40x, 1.47x and 1.11x for our TA leases no. 1, no. 2, no. 3, no. 4 and no. 5, respectively. Rent coverage is as of March 31, 2025.
(4)Consists of 165 tenants with an average investment of $2,755 per property and an average annual minimum rent of $183 per property.

As of March 31, 2025, our net lease tenants operated across 21 distinct industries within the service-focused retail sector of the U.S. economy.

	Industry	No. of Properties	Investment (1)	Percent of Total Investment	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent	Rent Coverage (2)
1.	Travel Centers	178	$3,311,787	65.8%	$262,392	68.9%	1.36 x		(3)
2.	Restaurants - Quick Service	206	282,092	5.6%	19,408	5.1%	3.08	x
3.	Restaurants - Casual Dining	55	194,448	3.9%	12,150	3.2%	2.88	x
4.	Health and Fitness	13	187,579	3.7%	11,246	3.0%	2.19	x
5.	Home Goods and Leisure	20	134,613	2.7%	10,763	2.8%	4.10	x
6.	Grocery Stores	19	129,152	2.6%	9,317	2.4%	3.19	x
7.	Medical, Dental Office	70	104,042	2.1%	8,246	2.2%	3.59	x
8.	Movie Theaters	14	134,389	2.7%	8,236	2.2%	1.87	x
9.	Automotive Equipment and Services	64	107,054	2.1%	7,799	2.0%	5.15	x
10.	Automotive Dealers	8	62,656	1.2%	4,973	1.3%	6.04	x
11.	Entertainment	4	61,436	1.2%	4,609	1.2%	2.12	x
12.	General Merchandise Stores	4	55,457	1.1%	3,983	1.0%	3.07	x
13.	Educational Services	7	44,820	0.9%	3,563	0.9%	1.82	x
14.	Building Materials	29	34,006	0.7%	3,257	0.9%	8.45	x
15.	Car Washes	6	30,798	0.6%	2,411	0.6%	4.43	x
16.	Miscellaneous Manufacturing	5	24,355	0.5%	1,728	0.5%	13.63	x
17.	Sporting Goods	3	18,543	0.4%	1,104	0.3%	4.12	x
18.	Legal Services	5	11,362	0.2%	1,097	0.3%	4.19	x
19.	Drug Stores and Pharmacies	6	17,111	0.3%	957	0.3%	1.10	x
20.	Dollar Stores	3	2,971	0.1%	192	0.1%	1.71	x
21.	Other (4)	4	25,696	0.5%	3,137	0.8%	6.58	x
22.	Vacant	16	57,514	1.1%	—	—%	—	x
	Total	739	$5,031,881	100.0%	$380,568	100.0%	2.07	x
(1)Represents the historical cost of our net lease properties plus capital improvements funded by us less impairment write-downs, if any.
(2)See page 26 for our definition of rent coverage.
(3)Rent coverage for TA is as of March 31, 2025.
(4)Consists of miscellaneous businesses with an average investment of $6,424 per property.

As of March 31, 2025, lease expirations at our net lease properties by year are as follows:

Year (1)	Number of Properties	Square Feet	Annualized Minimum Rent Expiring	Percent of Total Annualized Minimum Rent Expiring	Cumulative Percent of Total Annualized Minimum Rent Expiring
2025	23	422,477	$8,130	2.1%	2.1%
2026	102	1,000,067	11,250	3.0%	5.1%
2027	36	962,760	12,810	3.4%	8.5%
2028	23	646,767	10,431	2.7%	11.2%
2029	76	628,549	10,500	2.8%	14.0%
2030	37	215,000	5,591	1.5%	15.5%
2031	27	390,854	5,063	1.3%	16.8%
2032	35	137,154	2,882	0.8%	17.6%
2033	214	5,377,825	265,430	69.7%	87.3%
2034	24	332,648	6,403	1.9%	89.2%
2035	45	1,155,578	19,197	5.0%	94.2%
2036	14	299,407	5,460	1.4%	95.6%
2037	11	318,609	3,172	0.8%	96.4%
2038	7	66,700	1,264	0.3%	96.7%
2039	10	141,443	3,703	1.0%	97.7%
2040	18	115,142	2,406	0.6%	98.3%
2041	7	221,173	2,452	0.6%	98.9%
2042	—		—	—%	98.9%
2043	1	57,543	155	—%	98.9%
2044	2	93,010	278	0.1%	99.0%
2045	11	154,966	3,991	1.0%	100.0%
Total	723	12,737,672	$380,568	100.0%
(1)The year of lease expiration is pursuant to contract terms.
As of March 31, 2025, shown below is the list of our top ten states where our net lease properties are located. No other state represents more than 3% of our net lease annualized minimum rents.

State	Number of Properties	Square Feet	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent
Texas	55	1,168,354	$33,683	8.9%
Illinois	53	972,329	27,365	7.2%
Ohio	37	1,281,961	26,490	7.0%
California	22	399,045	25,952	6.8%
Georgia	70	580,553	20,720	5.4%
Florida	46	529,040	17,233	4.5%
Arizona	25	476,651	17,100	4.5%
Indiana	40	620,950	16,060	4.2%
Pennsylvania	28	544,003	15,804	4.2%
New Mexico	16	246,478	11,795	3.1%
Other	347	6,370,112	168,366	44.2%
Total	739	13,189,476	$380,568	100.0%

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
Funds From Operations and Normalized Funds From Operations
We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, which is net income (loss), calculated in accordance with GAAP, excluding any gain or loss on sale of real estate and loss on impairment of real estate assets, if any, plus real estate depreciation and amortization, as well as adjustments to reflect our share of FFO attributable to an investee and certain other adjustments currently not applicable to us. In calculating Normalized FFO, we adjust for the items shown below. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to satisfy our REIT distribution requirements, limitations in our debt agreements, the availability to us of debt and equity capital, our distribution rate as a percentage of the trading price of our common shares, or dividend yield, and our dividend yield to the dividend yields of other REITs, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. Other real estate companies and REITs may calculate FFO and Normalized FFO differently than we do.
Our calculations of FFO and Normalized FFO for the three months ended March 31, 2025 and 2024 and reconciliations of net loss, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to those amounts appear in the following table (amounts in thousands, except per share amounts):

		Three Months Ended March 31,
		2025	2024
Net loss		$(116,435)	$(78,383)
Add (less):	Depreciation and amortization	89,100	93,107
	Loss on asset impairment	37,067	2,451
	(Gain) loss on sale of real estate, net	(746)	2,963
	Adjustments to reflect our share of FFO attributable to an investee	1,200	966
FFO		10,186	21,104
Add (less):	Transaction related costs	111	—
	Adjustments to reflect our share of Normalized FFO attributable to an investee	539	2
Normalized FFO		$10,836	$21,106

Weighted average common shares outstanding (basic and diluted)		165,615	165,158

Basic and diluted per common share amounts:
	Net loss	$(0.70)	$(0.48)
	FFO	$0.06	$0.13
	Normalized FFO	$0.07	$0.13
	Distributions declared per share	$0.01	$0.20

Item 3. Quantitative and Qualitative Disclosures About Market Risk (dollars in thousands, except per share amounts)
We are exposed to risks associated with market changes in interest rates. We manage our exposure to this market risk by monitoring available financing alternatives. Our strategy to manage exposure to changes in interest rates has not materially changed since December 31, 2024. Other than as described below, we do not currently foresee any significant changes in our exposure to fluctuations in interest rates or in how we manage this exposure in the near future.
Fixed Rate Debt
At March 31, 2025, our outstanding fixed rate debt consisted of the following:

Debt	Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
Senior unsecured notes	$350,000	5.250%	$18,375	2026	Semi-Annually
Senior unsecured notes	450,000	4.750%	21,375	2026	Semi-Annually
Senior unsecured notes	400,000	4.950%	19,800	2027	Semi-Annually
Senior guaranteed unsecured notes	450,000	5.500%	24,750	2027	Semi-Annually
Senior unsecured notes	400,000	3.950%	15,800	2028	Semi-Annually
Net lease mortgage notes	606,122	5.600%	33,943	2028	Monthly
Senior guaranteed unsecured notes	700,000	8.375%	58,625	2029	Semi-Annually
Senior unsecured notes	425,000	4.950%	21,038	2029	Semi-Annually
Senior unsecured notes	400,000	4.375%	17,500	2030	Semi-Annually
Senior secured notes	1,000,000	8.625%	86,250	2031	Semi-Annually
Senior guaranteed unsecured notes	500,000	8.875%	44,375	2032	Semi-Annually
	$5,681,122		$361,831
No principal repayments are due under our unsecured or secured senior notes until maturity. Our net lease mortgage notes require principal and interest payments through maturity pursuant to amortization schedules. Because these notes require interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are one percentage point higher than the rates shown above, our per annum interest cost would increase by approximately $56,811. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at March 31, 2025 and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point change in interest rates would change the fair value of those debt obligations by approximately $180,112.
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
Floating Rate Debt
As of March 31, 2025, our floating rate debt consisted of $50,000 outstanding under our $650,000 revolving credit facility and $45,000 outstanding under the VFN. The maturity date of our revolving credit facility is June 29, 2027, and, subject to our meeting certain conditions, including our payment of an extension fee, we have an option to extend the stated maturity date of the facility by two six-month periods. The maturity date of the VFN is January 27, 2027, and, subject to the payment of an extension fee and meeting certain other conditions, can be extended by one year. No principal repayments are required under our revolving credit facility or the VFN prior to maturity and repayments may be made and redrawn subject to conditions at any time without penalty.

Borrowings under our revolving credit facility and the VFN are in U.S. dollars and require interest to be paid at a rate of SOFR plus premiums. Accordingly, we are vulnerable to changes in U.S. dollar based short term interest rates, specifically SOFR. In addition, upon renewal or refinancing of our revolving credit facility and the VFN, we are vulnerable to increases in interest rate premiums due to market conditions or our perceived credit characteristics. Generally, a change in interest rates would not affect the value of this floating rate debt but would affect our operating results.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at March 31, 2025:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact (2)
At March 31, 2025	6.56%	$95,000	$6,232	$0.04
One percentage point increase	7.56%	$95,000	$7,182	$0.04
(1)Based on SOFR plus a premium, which was 250 basis points per annum for our revolving credit facility and 175 basis points per annum for the VFN, as of March 31, 2025. Interest rate is weighted based on amounts outstanding.
(2)Based on diluted weighted average common shares outstanding for the three months ended March 31, 2025.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at March 31, 2025 if we were fully drawn on our revolving credit facility and the VFN:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt (2)	Total Interest Expense Per Year	Annual Per Share Impact (3)
At March 31, 2025	6.56%	$695,000	$45,592	$0.28
One percentage point increase	7.56%	$695,000	$52,542	$0.32
(1)Based on SOFR plus a premium, which was 250 basis points per annum for our revolving credit facility and 175 basis points per annum for the VFN, as of March 31, 2025. Interest rate is weighted based on amounts outstanding.
(2)Represents the maximum amount available under our revolving credit facility and the VFN.
(3)Based on diluted weighted average common shares outstanding for the three months ended March 31, 2025.
The foregoing tables show the impact of an immediate change in floating interest rates as of March 31, 2025. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts under our revolving credit facility, the VFN or other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

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
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Warning Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws that are subject to risks and uncertainties. These statements may include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “will,” “may” and negatives or derivatives of these or similar expressions. These forward-looking statements include, among others, statements about: economic and market conditions and their potential impacts on us, our hotel managers and our tenants; expectations regarding demand for corporate travel and lodging; the sufficiency of our liquidity; our liquidity needs, sources and expected uses; our capital expenditure plans and commitments; our property dispositions and expected use of proceeds; the completion of the collateral swap under our revolving credit facility; and the amount and timing of future distributions.
Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from expected future results, performance or achievements expressed or implied in those forward-looking statements. Some of the risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•    The ability of Sonesta to successfully operate the hotels it manages for us,
•    Our ability and the ability of our managers and tenants to operate under unfavorable market and commercial real estate industry conditions due to, among other things, uncertainties surrounding interest rates and inflation, supply chain disruptions, emerging technologies, volatility in the public equity and debt markets, effect of or changes to tariffs or trading policies, pandemics, geopolitical instability and tensions, economic downturns or a possible recession, labor market conditions or changes in real estate utilization,
•    The impact of changes in U.S. and foreign government administrative policies, including the imposition of or increases in tariffs and changes to existing trade agreements, on macroeconomic conditions, supply chains and the cost of products our operators use, and on the results of operations of our operators and us,
• Our ability to sell properties at prices we target, and the timing of such sales,
• Our ability to repay or refinance our debts as they mature or otherwise become due,
• Our ability to maintain sufficient liquidity, including the availability of borrowings under our revolving credit facility and the VFN,
• Our ability to pay interest on and principal of our debt,
• Whether and the extent to which our managers and tenants will pay the contractual amounts of returns, rents or other obligations due to us,
• Competition within the commercial real estate, hotel, transportation and travel center and other industries in which our managers and tenants operate, particularly in those markets in which our properties are located,
•    Our ability to make cost-effective improvements to our properties that enhance their appeal to hotel guests and net lease tenants,
•    Our ability to pay distributions to our shareholders and to increase or sustain the amount of such distributions,

•    Our ability to acquire properties that realize our targeted returns,
•    Our ability to identify properties that we want to acquire or to negotiate acceptable purchase prices, acquisition financing terms, management agreements or lease terms for new properties, or ability to complete acquisitions,
•    Our ability to raise or appropriately balance the use of debt or equity capital,
•    Potential defaults under our management agreements and leases by our managers and tenants,
•    Our ability to increase hotel room rates and rents at our net leased properties as our leases expire in excess of our operating expenses and to grow our business,
•    Our ability to increase and maintain hotel room and net lease property occupancy at our properties,
•    Our ability to engage and retain qualified managers and tenants for our hotels and net lease properties on satisfactory terms,
•    Our ability to diversify our sources of rents and returns that improve the security of our cash flows,
•    Our credit ratings,
•    The ability of our manager, RMR, to successfully manage us,
•    Actual and potential conflicts of interest with our related parties, including our Managing Trustees, Sonesta, RMR and others affiliated with them,
•    Our ability to realize benefits from the scale, geographic diversity, strategic locations and variety of service levels of our hotels,
•    Limitations imposed by and our ability to satisfy complex rules to maintain our qualification for taxation as a REIT for U.S. federal income tax purposes,
•    Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
•    Acts of terrorism, outbreaks of pandemics or other public health safety events or conditions, war or other hostilities, global climate change or other man-made or natural disasters beyond our control, and
•    Other matters.
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

Part II. Other Information
Item 1A. Risk Factors
There have been no material changes to risk factors from those we previously disclosed in our 2024 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended March 31, 2025:

Calendar Month	Number of Common Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2025 - March 31, 2025	1,539	$2.77	—	$—
(1)These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of a former employee of RMR in connection with the vesting of prior awards of our common shares. We withheld and purchased these common shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase
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

22.1	List of Subsidiary Guarantors. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)

Exhibit Number	Description
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVICE PROPERTIES TRUST

By:	/s/ Christopher J. Bilotto
Christopher J. Bilotto
President and Chief Executive Officer
Dated: May 6, 2025

By:	/s/ Brian E. Donley
Brian E. Donley
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: May 6, 2025