Form 10-Q
period 2025-06-30
Service Properties Trust
filed 2025-08-05
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of August 1, 2025: 166,860,830.

SERVICE PROPERTIES TRUST
FORM 10-Q
June 30, 2025

References in this Quarterly Report on Form 10-Q to the Company, SVC, we, us or our include Service Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

Part I. Financial Information
Item 1. Financial Statements
SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Real estate properties:
Land	$1,735,709	$1,930,459
Buildings, improvements and equipment	6,115,921	7,682,885
Total real estate properties, gross	7,851,630	9,613,344
Accumulated depreciation	(2,400,670)	(3,238,636)
Total real estate properties, net	5,450,960	6,374,708
Acquired real estate leases and other intangibles, net	100,481	107,956
Assets of properties held for sale	849,100	43,101
Cash and cash equivalents	63,176	143,482
Restricted cash	22,855	13,904
Equity method investment	111,653	115,818
Due from related persons	29,219	3,911
Other assets, net	305,068	316,678
Total assets	$6,932,512	$7,119,558

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured debt, net	$4,026,768	$4,020,347
Secured debt, net	1,692,494	1,690,356
Accounts payable and other liabilities	496,822	532,522
Due to related persons	13,941	24,118
Liabilities of properties held for sale	6,543	342
Total liabilities	6,236,568	6,267,685

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 166,860,830 and 166,636,537 shares issued and outstanding, respectively	1,669	1,666
Additional paid in capital	4,562,021	4,560,334
Cumulative other comprehensive income	2,173	1,865
Cumulative net income	2,040,380	2,194,974
Cumulative common distributions	(5,910,299)	(5,906,966)
Total shareholders’ equity	695,944	851,873
Total liabilities and shareholders’ equity	$6,932,512	$7,119,558
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Hotel operating revenues	$404,405	$412,486	$739,368	$748,722
Rental income	99,031	100,462	199,247	200,476
Total revenues	503,436	512,948	938,615	949,198

Expenses:
Hotel operating expenses	328,913	328,247	634,753	633,333
Net lease operating expenses	5,439	4,958	11,067	9,681
Depreciation and amortization	75,030	95,674	164,130	188,781
General and administrative	10,218	10,681	19,774	21,187
Transaction related costs	1,345	—	1,456	—
Loss on asset impairment	17,654	34,887	54,721	37,338
Total expenses	438,599	474,447	885,901	890,320

(Loss) gain on sale of real estate, net	(156)	(32)	590	(2,995)
Interest income	822	819	2,071	2,781
Interest expense (including amortization of debt issuance costs, discounts and premiums of $9,900, $7,466, $18,580 and $14,692, respectively)	(102,679)	(93,850)	(204,196)	(185,264)
Loss on early extinguishment of debt, net	—	(16,048)	—	(16,048)
Loss before income tax expense and equity in losses of an investee	(37,176)	(70,610)	(148,821)	(142,648)
Income tax expense	(457)	(524)	(1,300)	(1,531)
Equity in losses of an investee	(526)	(2,716)	(4,473)	(8,054)
Net loss	(38,159)	(73,850)	(154,594)	(152,233)
Other comprehensive income (loss):
Equity interest in investee’s unrealized gains (losses)	155	(192)	308	(536)
Other comprehensive income (loss)	155	(192)	308	(536)
Comprehensive loss	$(38,004)	$(74,042)	$(154,286)	$(152,769)

Weighted average common shares outstanding (basic and diluted)	165,743	165,198	165,679	165,178

Net loss per common share (basic and diluted)	$(0.23)	$(0.45)	$(0.93)	$(0.92)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Net Income	Cumulative Other Comprehensive Income	Total
Balance at December 31, 2024	166,636,537	$1,666	$(5,906,966)	$4,560,334	$2,194,974	$1,865	$851,873
Net loss	—	—	—	—	(116,435)	—	(116,435)
Equity interest in investee’s unrealized gains	—	—	—	—	—	153	153
Common share grants	32,490	—	—	664	—	—	664
Common share repurchases	(1,539)	—	—	(4)	—	—	(4)
Common share forfeitures	(20,767)	—	—	(12)	—	—	(12)
Distributions	—	—	(1,666)	—	—	—	(1,666)
Balance at March 31, 2025	166,646,721	1,666	(5,908,632)	4,560,982	2,078,539	2,018	734,573
Net loss	—	—	—	—	(38,159)	—	(38,159)
Equity interest in investee’s unrealized gains	—	—	—	—	—	155	155
Common share grants	282,975	3	—	1,136	—	—	1,139
Common share repurchases	(28,417)	—	—	(59)	—	—	(59)
Common share forfeitures	(40,449)	—	—	(38)	—	—	(38)
Distributions	—	—	(1,667)	—	—	—	(1,667)
Balance at June 30, 2025	166,860,830	$1,669	$(5,910,299)	$4,562,021	$2,040,380	$2,173	$695,944

Balance at December 31, 2023	165,769,595	$1,658	$(5,805,816)	$4,557,473	$2,470,500	$2,318	$1,226,133
Net loss	—	—	—	—	(78,383)	—	(78,383)
Equity interest in investee’s unrealized losses	—	—	—	—	—	(344)	(344)
Common share grants	—	—	—	430	—	—	430
Common share repurchases	(1,537)	—	—	(13)	—	—	(13)
Distributions	—	—	(33,154)	—	—	—	(33,154)
Balance at March 31, 2024	165,768,058	1,658	(5,838,970)	4,557,890	2,392,117	1,974	1,114,669
Net loss	—	—	—	—	(73,850)	—	(73,850)
Equity interest in investee’s unrealized losses	—	—	—	—	—	(192)	(192)
Common share grants	146,040	1	—	1,395	—	—	1,396
Common share repurchases	(10,261)	—	—	(65)	—	—	(65)
Distributions	—	—	(33,152)	—	—	—	(33,152)
Balance at June 30, 2024	165,903,837	$1,659	$(5,872,122)	$4,559,220	$2,318,267	$1,782	$1,008,806
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(154,594)	$(152,233)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	164,130	188,781
Net amortization of debt issuance costs, discounts and premiums as interest	18,580	14,692
Straight line rental income	(6,561)	(10,546)
Loss on early extinguishment of debt, net	—	16,048
Loss on asset impairment	54,721	37,338
Equity in losses of an investee	4,473	8,054
(Gain) loss on sale of real estate, net	(590)	2,995
Other non-cash income, net	(990)	(881)
Changes in assets and liabilities:
Due from related persons	(25,308)	(22,583)
Other assets	587	(4,214)
Accounts payable and other liabilities	(17,456)	(29,829)
Due to related persons	1,201	(4,729)
Net cash provided by operating activities	38,193	42,893

Cash flows from investing activities:
Real estate improvements	(107,991)	(142,382)
Hotel managers’ purchases with restricted cash	(2,064)	(2,869)
Real estate acquisitions and deposits	(31,353)	—
Net proceeds from sale of real estate	47,101	5,844
Investment in Sonesta	—	(3,392)
Net cash used in investing activities	(94,307)	(142,799)

Cash flows from financing activities:
Repayment of mortgage notes payable	(979)	(979)
Proceeds from senior unsecured notes, net of discounts	—	1,165,007
Repayments of senior unsecured notes	—	(1,162,520)
Borrowings under variable funding note	45,000	—
Borrowings under revolving credit facility	50,000	—
Repayments of revolving credit facility	(100,000)	—
Payment of debt issuance costs	(5,866)	(3,592)
Repurchase of common shares	(63)	(78)
Distributions to common shareholders	(3,333)	(66,306)
Net cash used in financing activities	(15,241)	(68,468)

Decrease in cash and cash equivalents and restricted cash	(71,355)	(168,374)
Cash and cash equivalents and restricted cash at beginning of period	157,386	197,830
Cash and cash equivalents and restricted cash at end of period	$86,031	$29,456
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Supplemental cash flow information:
Cash paid for interest	$185,533	$184,737
Cash paid for income taxes	$1,897	$2,886

Non-cash investing activities:
Real estate improvements accrued, not paid	$15,668	$37,499
Non-cash financing activities:
Extinguishment of senior unsecured notes	$—	$(2,569)

Supplemental disclosure of cash and cash equivalents and restricted cash:

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:
	As of June 30,
	2025	2024
Cash and cash equivalents	$63,176	$14,626
Restricted cash (1)	22,855	14,830
Total cash and cash equivalents and restricted cash	$86,031	$29,456
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

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(unaudited)

Note 1. Organization and Basis of Presentation
Service Properties Trust, or we, us or our, is a real estate investment trust, or REIT, organized on February 7, 1995 under the laws of the State of Maryland, which invests in hotels and service-focused retail net lease properties. At June 30, 2025, we owned, directly and through our subsidiaries, 200 hotels and 742 service-focused retail net lease properties.
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
We have determined that each of our wholly owned taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification™, or ASC. We have concluded that we must consolidate each of our wholly owned TRSs because we are the entity with the power to direct the activities that most significantly impact such VIEs’ performance and we have the obligation to absorb losses or the right to receive benefits from each VIE that could be significant to the VIE and are, therefore, the primary beneficiary of each VIE. The assets of our TRSs were $164,817 and $144,079 as of June 30, 2025 and December 31, 2024, respectively, and consist primarily of our TRSs’ investment in Sonesta International Hotels Corporation’s, or, collectively with its parent and subsidiaries, Sonesta’s, common stock and amounts due from and working capital advances to certain of our hotel managers. The liabilities of our TRSs were $101,712 and $78,749 as of June 30, 2025 and December 31, 2024, respectively, and consist primarily of amounts payable to certain of our hotel managers. The assets of our TRSs are available to satisfy our TRSs’ obligations and we have guaranteed certain obligations of our TRSs.
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
We report rental income for leased properties in our condensed consolidated statements of comprehensive income (loss). We recognize rental income from operating leases on a straight line basis over the terms of the lease agreements. We increased rental income by $2,683 and $4,778 for the three months ended June 30, 2025 and 2024, respectively, and increased rental income by $6,561 and $10,546 for the six months ended June 30, 2025 and 2024, respectively, to record scheduled rent changes under certain of our leases on a straight line basis. Other assets, net, includes $90,969 and $81,574 of straight line rent receivables at June 30, 2025 and December 31, 2024, respectively.
Certain of our lease agreements require additional percentage rent if gross revenues of our properties exceed certain thresholds defined in our lease agreements. We determine percentage rent due to us under our leases monthly, quarterly or annually, as applicable, depending on the specific lease terms, and recognize it when all contingencies are met and the rent is earned. We recorded percentage rent of $501 and $471 for the three months ended June 30, 2025 and 2024, respectively, and $1,347 and $1,015 for the six months ended June 30, 2025 and 2024, respectively.
Note 4. Per Common Share Amounts
We calculate basic earnings per common share using the two class method. We calculate diluted earnings per common share using the more dilutive of the two class method or the treasury stock method. Unvested common share awards and other potentially dilutive common shares, together with the related impact on earnings, are considered when calculating diluted earnings per common share. For the three and six months ended June 30, 2025 and 2024, there were no dilutive common shares and certain unvested common shares were not included in the calculation of diluted earnings per common share because to do so would have been antidilutive.
Note 5. Real Estate Properties
As of June 30, 2025, we owned 200 hotels with an aggregate of 35,101 rooms or suites and 742 service-focused retail net lease properties with an aggregate of 13,162,020 square feet that are primarily subject to “triple net” leases, or net leases where the tenant is generally responsible for payment of operating expenses and capital expenditures of the property during the lease term. Our properties had an aggregate undepreciated book value of $9,541,028, including $1,689,398 related to properties classified as held for sale as of June 30, 2025.
We funded capital improvements to certain of our properties of $84,944 and $135,124 during the six months ended June 30, 2025 and 2024, respectively.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
Acquisitions
During the six months ended June 30, 2025, we acquired seven net lease properties with a total of 83,436 square feet for a combined purchase price of $29,923, excluding closing costs. We accounted for these transactions as acquisitions of assets and allocated the purchase price based on the estimated fair value of the acquired assets as follows:

Quarter Acquired	Property Type	Number of Properties	Square Feet	Purchase Price (1)	Land	Buildings, Improvements and Equipment	Acquired Real Estate Leases
Q2 2025	Net Lease	7	83,436	$30,149	$6,036	$19,621	$4,492
(1)Purchase price is the gross contract price, plus closing costs of $226.
From July 1, 2025 through August 1, 2025, we acquired seven net lease properties with a total of 54,141 square feet for a combined purchase price of $14,524, excluding closing costs. We have also entered into agreements to acquire six net lease properties with a total of 13,250 square feet for a combined purchase price of $10,254, excluding closing costs. These pending acquisitions are subject to conditions; accordingly, we cannot be sure that we will complete these acquisitions, that these acquisitions will not be delayed or that the terms will not change.
Dispositions
During the six months ended June 30, 2025, we sold 13 properties for a combined sales price of $49,296, excluding closing costs. The sales of these properties as presented in the table below do not represent significant dispositions, individually or in the aggregate, nor do they represent a strategic shift in our business. As a result, the results of the operations of these properties are included in continuing operations through the date of sale in our condensed consolidated statements of comprehensive income (loss).

Quarter Sold	Property Type	Number of Properties	Rooms or Suites / Square Feet	Gross Sales Price (1)	Gain (Loss) on Sale of Real Estate, net
Q1 2025	Hotel	4	514	$19,600	$403
Q1 2025	Net Lease	3	103,043	3,100	343
Q2 2025	Hotel	2	258	12,900	1,883
Q2 2025	Net Lease	4	140,512	13,696	(2,039)
		13	772 / 243,555	$49,296	$590
(1)Gross sales price is the gross contract price, excluding closing costs.
As of June 30, 2025, we had 116 hotels with a total of 15,159 keys and nine net lease properties with a total of 123,656 square feet classified as held for sale. See Note 14 for further information on certain of these properties. The following table summarizes the major class of assets and liabilities by our hotel investments and net lease investments segments as of June 30, 2025:

	As of June 30, 2025
	Hotels	Net Lease	Total
Assets of properties held for sale:
Real estate properties, net	$821,730	$2,629	$824,359
Other assets, net (1)	24,718	23	24,741
Total assets of properties held for sale	$846,448	$2,652	$849,100

Liabilities of properties held for sale:
Accounts payable and other liabilities	$6,435	$108	$6,543
Total liabilities of properties held for sale	$6,435	$108	$6,543
(1) Other assets, net includes working capital of $15,298 for our hotel investments segment as described in Note 6.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
From July 1, 2025 through August 1, 2025, we sold two hotels with a total of 234 keys for a combined sales price of $13,100, excluding closing costs, and one net lease property with 33,106 square feet for a sales price of $850, excluding closing costs. We have also entered into agreements to sell 114 hotels with a total of 14,925 keys for a combined sales price of $919,952, excluding closing costs, and two net lease properties with 10,301 square feet for a combined sales price of $1,395, excluding closing costs. These pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales, that these sales will not be delayed or that the terms will not change. We are at various stages of selling six net lease properties with a total of 80,249 square feet. We believe it is probable that the sales of the 114 hotel properties will be completed in the second half of 2025 and the sales of the remainder of these properties will be completed within one year.
Note 6. Management Agreements and Leases
As of June 30, 2025, we owned 200 hotels included in four operating agreements and 742 service-focused retail net lease properties leased to 174 tenants. We do not operate any of our properties.
As of June 30, 2025, all 200 of our hotels were managed by subsidiaries of the following companies: Sonesta (175 hotels), Hyatt Hotels Corporation, or Hyatt (17 hotels), Radisson Hospitality, Inc., or Radisson (seven hotels), and InterContinental Hotels Group, plc, or IHG (one hotel). As of June 30, 2025, our 742 service-focused retail net lease properties were leased by 174 tenants, including 175 travel centers leased to TravelCenters of America Inc., or TA, our largest tenant. Hereinafter, these companies are sometimes referred to as our managers and/or tenants, or collectively, operators.
Hotel Agreements
Sonesta Agreement
As of June 30, 2025, Sonesta managed 39 of our full service hotels, 98 of our extended stay hotels and 38 of our select service hotels pursuant to management agreements for all of the hotels, which we collectively refer to as our Sonesta agreement. As of June 30, 2025, the hotels Sonesta managed for us comprised approximately 49.8% of our total historical real estate investments.
Our Sonesta agreement, which expires on January 31, 2037 and includes two 15-year renewal options, provides that we are paid an annual owner’s priority return if gross revenues of the hotels, after payment of hotel operating expenses and management and related fees (other than Sonesta’s incentive fee, if applicable), are sufficient to do so. The Sonesta agreement further provides that we are paid an additional return equal to 80% of the operating profits, as defined therein, after paying the owner’s priority return, reimbursing owner or manager advances, funding FF&E reserves and paying Sonesta’s incentive fee, if applicable. We do not have any security deposits or guarantees for our Sonesta hotels. We realized returns under our Sonesta agreement of $65,518 and $75,130 during the three months ended June 30, 2025 and 2024, respectively, and $83,687 and $102,505 during the six months ended June 30, 2025 and 2024, respectively.
Our Sonesta agreement requires us to fund capital expenditures made at our hotels. We incurred capital expenditures for hotels included in our Sonesta agreement in an aggregate amount of $78,807 and $106,366 during the six months ended June 30, 2025 and 2024, respectively, which resulted in increases in our contractual annual owner’s priority returns of $4,728 and $6,382, respectively. Our annual priority return under our Sonesta agreement as of June 30, 2025 was $355,093. We owed Sonesta $6,864 and $18,199 for capital expenditures and other reimbursements at June 30, 2025 and December 31, 2024, respectively. Sonesta owed us $29,219 and $3,911 in owner’s priority returns and other amounts as of June 30, 2025 and December 31, 2024, respectively. Amounts due from Sonesta are included in due from related persons and amounts owed to Sonesta are included in due to related persons in our condensed consolidated balance sheets. Our Sonesta agreement requires that 5% of the hotel gross revenues be escrowed for future capital expenditures as FF&E reserves, subject to available cash flows after payment of the owner’s priority returns due to us. No FF&E escrow deposits were required during either of the three or six months ended June 30, 2025 or 2024.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
Pursuant to our Sonesta agreement, we incurred management, reservation and system fees and reimbursement costs for certain guest loyalty, marketing programs and third-party reservation transmission fees of $31,883 and $32,969 for the three months ended June 30, 2025 and 2024, respectively, and $58,159 and $59,984 for the six months ended June 30, 2025 and 2024, respectively. These fees and costs are included in hotel operating expenses in our condensed consolidated statements of comprehensive income (loss). In addition, we incurred procurement and construction supervision fees payable to Sonesta of $625 and $587 for the three months ended June 30, 2025 and 2024, respectively, and $1,246 and $987 for the six months ended June 30, 2025 and 2024, respectively, which amounts have been capitalized in our condensed consolidated balance sheets and are depreciated over the estimated useful lives of the related capital assets.
We are required to maintain working capital for each of our hotels managed by Sonesta and have advanced a fixed amount based on the number of rooms in each hotel to meet the cash needs for hotel operations. As of June 30, 2025 and December 31, 2024, we had advanced $45,694 and $46,466, respectively, of initial working capital to Sonesta net of any working capital returned to us on termination of the applicable management agreements in connection with hotels we have sold. These amounts are included in other assets, net and assets of properties held for sale, as applicable, in our condensed consolidated balance sheets. Any remaining working capital would be returned to us upon termination in accordance with the terms of our Sonesta agreement.
Of the 175 hotels managed by Sonesta pursuant to our Sonesta agreement, we have identified 122 hotels to sell in 2025 with a total of 15,931 keys. As of August 1, 2025, we sold eight of these hotels with a total of 1,006 keys for a combined sales price of $45,600, excluding closing costs, and entered into agreements to sell the remaining 114 hotels with a total of 14,925 keys for a combined sales price of $919,952, excluding closing costs. We and Sonesta have agreed to amend and restate our existing management agreements for the 59 retained hotels managed by Sonesta and waive any termination fees under the existing Sonesta agreements associated with the sale of the 122 hotels. Among other things, the changes to the agreements between us and Sonesta are as follows:
•Each retained hotel will have its own individual management agreement, performance under which shall not be subject to pooling, cross-default, or similar contractual ties across more than one hotel,

•The initial term of each management agreement will be for a period of 15 years and may be renewed for two additional terms of ten years each,

•Fees payable by us will be modified to provide better alignment with market terms, which modifications are not expected to result in any material cost impact to us, and

•Performance provisions will be aligned with individual hotel measurement for both termination rights and incentive fees, both based on current estimated value rather than historical cost.

See Notes 7 and 11 for further information regarding our relationships, agreements and transactions with Sonesta.
Hyatt Agreement
As of June 30, 2025, Hyatt managed 17 of our select service hotels pursuant to a portfolio management agreement that expires on March 31, 2031, or our Hyatt agreement, and provides that, as of June 30, 2025, we are to be paid an annual owner’s priority return of $17,400. Any returns we receive from Hyatt are currently limited to the hotels’ available cash flows, if any, after payment of operating expenses. Hyatt has provided us with a $30,000 limited guarantee for 75% of the aggregate annual owner’s priority returns due to us that became effective upon substantial completion of planned renovations of the hotels, which occurred in January 2025. We realized returns under our Hyatt agreement of $3,263 and $3,314 during the three months ended June 30, 2025 and 2024, respectively, and $6,390 and $2,206 during the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025, the hotels under this agreement generated cash flows that were less than the guaranteed owner’s priority level due to us for this period, and we reduced hotel operating expenses by $654, to record the guaranteed amount of the shortfall due from Hyatt. The available balance of the guaranty was $29,346 as of June 30, 2025. During the six months ended June 30, 2025 and 2024, we incurred capital expenditures for certain hotels included in our Hyatt agreement of $1,968 and $23,377, respectively.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
Radisson Agreement
As of June 30, 2025, Radisson managed seven of our full service hotels pursuant to a portfolio management agreement that expires on July 31, 2031, or our Radisson agreement, and provides that we are to be paid an annual owner’s priority return of $10,911. Radisson has provided us with a $22,000 limited guarantee for 75% of the aggregate annual owner’s priority returns due to us. We realized returns under our Radisson agreement of $2,038 and $1,789 during the three months ended June 30, 2025 and 2024, respectively, and $3,441 and $3,240 during the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025, the hotels under this agreement generated cash flows that were less than the guaranteed owner’s priority level due to us for the period, and we reduced hotel operating expenses by $2,820, to record the guaranteed amount of the shortfalls due from Radisson. The available balance of the guaranty was $18,530 as of June 30, 2025. We did not incur any capital expenditures during the six months ended June 30, 2025 for the hotels included in our Radisson agreement. During the six months ended June 30, 2024, we incurred capital expenditures of $544 for the hotels included in our Radisson agreement, which resulted in an increase in our contractual owner’s priority returns of $32.
IHG Agreement
Our management agreement with IHG for one hotel expires on January 31, 2026 and we have an option to extend the term for one year. We realized returns under our management agreement with IHG of $776 and $1,536 during the three months ended June 30, 2025 and 2024, respectively, and $3,019 and $3,129 during the six months ended June 30, 2025 and 2024, respectively. Any returns we receive from IHG are limited to the hotel’s available cash flows, if any, after payment of operating expenses. During the six months ended June 30, 2025 and 2024, we incurred capital expenditures of $1,023 and $221, respectively, for the hotel included in our IHG agreement.
Net Lease Portfolio
As of June 30, 2025, we owned 742 service-focused retail net lease properties with an aggregate of 13,162,020 square feet with leases requiring annual minimum rents of $386,521 with a weighted (by annual minimum rents) average remaining lease term of 7.6 years. Our net lease properties were 97.3% occupied and leased by 174 tenants operating under 136 brands in 21 distinct industries.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
TA Leases
As of June 30, 2025, TA is our largest tenant, representing 28.7% of our total historical real estate investments. We lease to TA a total of 175 travel centers under five master leases that expire in 2033, or our TA leases, subject to TA’s right to extend those leases, and require annual minimum rents of $264,262 as of June 30, 2025. TA receives a monthly rent credit totaling $25,000 per year over the 10-year initial term of the TA leases as a result of rent it prepaid.
Our TA leases are “triple net” leases that require TA to pay all costs incurred in the operation of the leased travel centers, including personnel, utility, inventory, customer service and insurance expenses, real estate and personal property taxes, environmental related expenses, underground storage tank maintenance costs and ground lease payments at those travel centers at which we lease the property and sublease it to TA. Our TA leases generally require TA to indemnify us for certain environmental matters and for liabilities that arise during the terms of the leases from ownership or operation of the leased travel centers. Our TA leases do not require FF&E escrow deposits. However, TA is required to maintain the leased travel centers, including structural and non-structural components. BP Corporation North America Inc., a subsidiary of BP p.l.c., guarantees payment under each of the TA leases, limited to an aggregate cap which was $3,037,475 as of June 30, 2025.
We recognized rental income from our TA leases of $67,834 for each of the three months ended June 30, 2025 and 2024, and $135,668 for each of the six months ended June 30, 2025 and 2024. Rental income was increased by $2,607 and $3,885 for the three months ended June 30, 2025 and 2024, respectively, and increased by $5,646 and $8,194 for the six months ended June 30, 2025 and 2024, respectively, to record the scheduled rent changes on a straight line basis. As of June 30, 2025 and December 31, 2024, we had receivables for current rent amounts owed to us by TA and straight line rent adjustments of $49,702 and $40,097, respectively, included in other assets, net in our condensed consolidated balance sheets.
Our other net lease agreements generally provide for minimum rent payments and in addition may include variable payments. Rental income from operating leases, including any payments derived by index or market-based indices, is recognized on a straight line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining the lease term. We recognized rental income from our net lease properties (excluding TA) of $31,197 and $32,628 for the three months ended June 30, 2025 and 2024, respectively, which included $76 and $893, respectively, of adjustments to record scheduled rent changes under certain of our leases on a straight line basis, and $63,579 and $64,808 for the six months ended June 30, 2025 and 2024, respectively, which included $915 and $2,352, respectively, of adjustments to record scheduled rent changes under certain of our leases on a straight line basis.
We continually review receivables related to rent, straight line rent and property operating expense reimbursements and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes an assessment of whether substantially all of the amounts due under a tenant’s lease are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as cash is received. We recognize all changes in the collectability assessment for an operating lease as an adjustment to rental income. We recorded reserves for uncollectable amounts and reduced rental income by $1,142 and $1,377 for the three and six months ended June 30, 2025, respectively, based on our assessment of the collectability of rents. We recorded reserves for uncollectable amounts and reduced rental income by $377 and $1,042 for the three and six months ended June 30, 2024, respectively, based on our assessment of the collectability of rents. We had reserves for uncollectable rents of $6,016 and $5,058 as of June 30, 2025 and December 31, 2024, respectively, included in other assets, net in our condensed consolidated balance sheets.
Note 7. Equity Method Investment
As of both June 30, 2025 and December 31, 2024, we owned 34% of Sonesta’s outstanding common stock. We account for our 34% non-controlling interest in Sonesta under the equity method of accounting.
As of June 30, 2025 and December 31, 2024, our investment in Sonesta had a carrying value of $111,653 and $115,818, respectively. On the date of acquisition of our initial equity interest in Sonesta (February 27, 2020), the cost basis of our investment in Sonesta exceeded our proportionate share of Sonesta’s total stockholders’ equity book value by an aggregate of $8,000. As required under GAAP, we are amortizing this difference to equity in earnings of an investee over 31 years, the weighted average remaining useful life of the real estate assets and intangible assets and liabilities owned by Sonesta as of the date of our acquisition. We recorded amortization of the basis difference of $65 in each of the three months ended June 30,

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
2025 and 2024, and $130 in each of the six months ended June 30, 2025 and 2024. We recognized losses of $526 and $2,716 related to our investment in Sonesta for the three months ended June 30, 2025 and 2024, respectively, and losses of $4,473 and $8,054 for the six months ended June 30, 2025 and 2024, respectively. These amounts, which include amortization of the basis difference, are included in equity in losses of an investee in our condensed consolidated statements of comprehensive income (loss).
We recorded a liability of $42,000 for the fair value of our initial investment in Sonesta, as no cash consideration was exchanged related to the modification of our management agreement with, and investment in, Sonesta. This liability for our investment in Sonesta is included in accounts payable and other liabilities in our condensed consolidated balance sheets and is being amortized on a straight line basis through the initial term of the Sonesta agreement, January 31, 2037, as a reduction to hotel operating expenses in our condensed consolidated statements of comprehensive income (loss). We reduced hotel operating expenses by $621 for each of the three months ended June 30, 2025 and 2024 and $1,242 for each of the six months ended June 30, 2025 and 2024 for amortization of this liability. As of June 30, 2025 and December 31, 2024, the unamortized balance of this liability was $28,753 and $29,995, respectively.
During the three months ended March 31, 2024, we funded a capital contribution to Sonesta of $3,392 to support its growth initiatives, including its franchising efforts. We continue to maintain our 34% ownership in Sonesta after giving effect to this contribution.
See Notes 6 and 11 for further information regarding our relationships, agreements and transactions with Sonesta.
Note 8. Indebtedness
Our principal debt obligations at June 30, 2025 were: (1) $100,000 of outstanding borrowings under our $650,000 revolving credit facility; (2) $4,075,000 aggregate outstanding principal amount of senior unsecured notes; (3) $1,000,000 aggregate outstanding principal amount of senior secured notes; (4) $605,632 aggregate outstanding principal amount of net lease mortgage notes; and (5) $45,000 of outstanding borrowings under our $45,000 variable funding note.
Revolving Credit Facility
Our $650,000 secured revolving credit facility is available for general business purposes, including acquisitions. We can borrow, repay and reborrow funds available under our revolving credit facility until maturity and no principal repayments are due until maturity. Availability of borrowings under our credit agreement is subject to ongoing minimum performance and market values of the collateral properties, satisfying certain financial covenants and other credit facility conditions. The maturity date of our revolving credit facility is June 29, 2027, and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to extend the stated maturity date of the facility by two additional six-month periods.
Interest payable on drawings under our revolving credit facility is based on the secured overnight financing rate, or SOFR, plus a margin ranging from 1.50% to 3.00% based on our leverage ratio, as defined in our credit agreement, which was 2.50% as of June 30, 2025. We also pay unused commitment fees of 20 to 30 basis points per annum on the total amount of lending commitments under our revolving credit facility based on amounts outstanding. As of June 30, 2025 and 2024, the annual interest rate payable on borrowings under our revolving credit facility was 6.89% and 7.83%, respectively. The weighted average annual interest rate for borrowings under our revolving credit facility was 6.91% and 6.93% for the three and six months ended June 30, 2025, respectively. We had no borrowings outstanding under our revolving credit facility for the three or six months ended June 30, 2024. As of June 30, 2025, we had $100,000 outstanding under our revolving credit facility and $550,000 available for borrowings. On July 1, 2025, we borrowed $550,000 under our revolving credit facility as a precautionary measure to preserve financial flexibility. As of August 1, 2025, our $650,000 revolving credit facility was fully drawn.
As collateral for all loans and other obligations under our revolving credit facility, certain of our subsidiaries pledged all of their respective equity interests in certain of our direct and indirect property owning subsidiaries, and our pledged subsidiaries provided first mortgage liens on certain properties, as discussed below.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
In February 2025, we and our lenders amended the agreement governing our revolving credit facility to reduce the minimum fixed charge coverage ratio covenant from 1.50x to 1.30x effective with respect to the fourth quarter of 2024 and continuing through the end of the loan term. In order to exercise the first extension option, we are required to maintain a 1.50x minimum fixed charge coverage ratio level as of and for the duration of the extension period. We also agreed to change the required collateral property debt yield to 10% effective with respect to the first quarter of 2025 and continuing through the end of the loan term and to swap collateral properties as follows: 47 hotels with an aggregate of 7,981 keys were released from the collateral pool and 35 travel centers leased to TA, which we refer to as TA Lease No. 5, were added as collateral to our revolving credit facility. Our disposition plan includes 36 hotels with an aggregate of 4,862 keys and an aggregate undepreciated book value of $650,093 that were released from the collateral pool. The collateral swap was completed in May 2025. As of June 30, 2025, our revolving credit facility was secured by 55 properties, including 17 hotels and 38 net lease properties, with an aggregate undepreciated book value of $900,148.
Our debt agreements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR, ceasing to act as our business manager. Our debt agreements also contain covenants, including those that restrict our ability to incur debts or to make distributions under certain circumstances and generally require us to maintain certain financial ratios. Borrowings under our revolving credit facility are subject to meeting ongoing minimum performance and market values of the collateral properties, satisfying certain financial covenants and other credit facility conditions. As of June 30, 2025, we did not meet the applicable threshold in one of our senior note debt covenants necessary to incur additional debt, and as a result, we will not be able to incur additional debt while the ratio is below the required covenant level.
Redemption of Senior Unsecured Notes
On August 5, 2025, we announced the early redemption of our $350,000 5.25% senior unsecured notes due 2026 at par, plus accrued and unpaid interest to, but excluding the date of redemption. The redemption is expected to occur on or about September 4, 2025.
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
Our net lease mortgage notes are summarized below:

Note Class	Principal Outstanding as of June 30, 2025	Coupon Rate	Initial Term (in years)	Maturity
Class A	$301,441	5.15%	5	February 2028
Class B	171,991	5.55%	5	February 2028
Class C	132,200	6.70%	5	February 2028
Total / weighted average	$605,632	5.60%
The Class A notes and the Class B notes require monthly principal repayments at an annualized rate of 0.50% and 0.25% of the balance outstanding, respectively, and the Class C notes require interest payments only, with balloon payments due at maturity. The notes mature in February 2028 and may be redeemed without penalty 24 months prior to the scheduled maturity date beginning in February 2026. The notes are non-recourse and, as of June 30, 2025, were secured by 314 retail net lease properties owned by the Issuer. During the six months ended June 30, 2025, the Issuer sold one retail net lease property that served as collateral under the notes. In connection with its sale, the property was released from the collateral pool in accordance with the terms of the agreement. As of June 30, 2025, the current leases relating to the 314 properties required annual minimum rents of $66,464 and had an aggregate undepreciated book value of $751,298.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
On January 27, 2025, the Issuer issued a variable funding note, or the VFN, secured by the 314 net lease properties that secure our existing $605,632 of net lease mortgage notes. The VFN permits borrowings on a revolving basis up to $45,000 and the Issuer can borrow, repay and reborrow funds available until maturity. The maturity date of the VFN is January 27, 2027, and, subject to the payment of an extension fee and meeting certain other conditions, can be extended by one year at the Issuer’s option. The VFN requires interest payments only on drawings under the VFN based on SOFR plus a margin of 1.75%, and an unused commitment fee of 50 basis points per annum paid on undrawn amounts. As of June 30, 2025, the annual interest rate payable on borrowings under the VFN was 6.04%. The weighted average annual interest rate for borrowings under the VFN was 6.05% for the three and six months ended June 30, 2025, respectively. As of both June 30, 2025 and August 1, 2025, we had $45,000 outstanding under the VFN.
Note 9. Shareholders’ Equity
Share Awards
On March 26, 2025, in accordance with our Trustee compensation arrangements, we awarded 32,490 of our common shares, valued at $2.77 per common share, the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on that day, in connection with the appointment of one of our Managing Trustees as part of his annual compensation.
On June 13, 2025, in accordance with our Trustee compensation arrangements, we awarded 40,425 of our common shares, valued at $2.35 per common share, the closing price of our common shares on Nasdaq on that day to each of our seven Trustees as part of their annual compensation.
Share Purchases
During the six months ended June 30, 2025, we purchased 29,956 of our common shares, valued at $2.12 per common share, from former officers of ours and certain other former officers and employees of RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of prior awards of our common shares. We withheld and purchased these common shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the applicable purchase dates.
Distributions
During the six months ended June 30, 2025, we declared and paid a regular quarterly distribution to common shareholders as follows:

Declaration Date	Record Date	Paid Date	Dividend Per Common Share	Total Distributions
January 16, 2025	January 27, 2025	February 20, 2025	$0.01	$1,666
April 10, 2025	April 22, 2025	May 15, 2025	0.01	1,667
			$0.02	$3,333
On July 10, 2025, we declared a regular quarterly distribution to common shareholders of record as of July 21, 2025 of $0.01 per common share, or approximately $1,669. We expect to pay this distribution on or about August 14, 2025.
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
For the three and six months ended June 30, 2025 and 2024, the business management fees, property management fees and construction supervision fees and expense reimbursements recognized in our condensed consolidated financial statements were as follows:

	Financial Statement	Three Months Ended June 30,		Six Months Ended June 30,
	Line Item	2025	2024	2025	2024
Pursuant to business management agreement:
Net business management fees (1)	General and administrative	$6,900	$7,440	$13,830	$15,197

Pursuant to property management agreement:
Property management fees	Net lease operating expenses	$2,110	$1,505	$4,197	$2,989
Construction supervision fees	Buildings, improvements and equipment (2)	465	1,334	1,122	3,030
		$2,575	$2,839	$5,319	$6,019

Expense reimbursement	Net lease operating expenses, general and administrative and buildings, improvements and equipment (2)	$1,105	$1,032	$2,300	$2,126
(1)The net business management fees we recognized for each of the three and six months ended June 30, 2025 and 2024, reflect a reduction of $897 and $1,793, respectively, for the amortization of the liability we recorded in connection with our former investment in The RMR Group Inc., or RMR Inc.
(2)Amounts capitalized as buildings, improvements and equipment are depreciated over the estimated useful lives of the related assets.
Based on our common share total return, as defined in our business management agreement, as of June 30, 2025, no incentive fees are included in the net business management fees we recognized for the three and six months ended June 30, 2025. The actual amount of annual incentive fees for 2025, if any, will be based on our common share total return, as defined in our business management agreement, for the three-year period ending December 31, 2025, and will be payable in January 2026. We did not incur an incentive fee payable to RMR for the year ended December 31, 2024.
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
Sonesta
Sonesta is a private company of which Adam Portnoy, one of our Managing Trustees, is a director and the controlling shareholder. One of Sonesta’s other directors and president and chief executive officer was our other Managing Trustee until March 2025, and Sonesta’s other director serves as one of RMR Inc.’s managing directors, as RMR’s and RMR Inc.’s executive vice president, general counsel and secretary and as our Secretary. Certain other officers and employees of Sonesta are former officers and employees of RMR. RMR also provides certain services to Sonesta. As of June 30, 2025, we owned 34% of Sonesta’s outstanding shares of common stock and Sonesta managed 175 of our hotels. See Notes 6 and 7 for further information regarding our relationships, agreements and transactions with Sonesta.
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
During the three months ended June 30, 2025, we recognized income tax expense of $457, which includes $147 of state tax expense and $310 of foreign tax expense. During the three months ended June 30, 2024, we recognized income tax expense of $524, which includes $88 of state tax expense and $436 of foreign tax expense.
During the six months ended June 30, 2025, we recognized income tax expense of $1,300, which includes $500 of state tax expense and $800 of foreign tax expense. During the six months ended June 30, 2024, we recognized income tax expense of $1,531, which includes $709 of state tax expense and $822 of foreign tax expense.

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

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30, 2025
	Hotels	Net Lease	Total
Revenues:
Hotel operating revenues	$404,405	$—	$404,405
Rental income	—	99,031	99,031
Total revenues	404,405	99,031	503,436

Less (plus):
Labor and benefits (1)	146,186	837	147,023
Management fees	15,113	2,110	17,223
Real estate taxes and insurance	29,174	671	29,845
Other operating expenses (2)	138,440	1,821	140,261
Depreciation and amortization	38,454	36,576	75,030
Interest expense	—	12,547	12,547
Other segment items (3)	15,273	3,812	19,085
Segment profit	21,765	40,657	62,422

Reconciliation of segment profit:
General and administrative			(10,218)
Interest income			752
Interest expense			(90,132)
Income tax expense			(457)
Equity in losses of an investee			(526)
Net loss			$(38,159)

	Six Months Ended June 30, 2025
	Hotels	Net Lease	Total
Revenues:
Hotel operating revenues	$739,368	$—	$739,368
Rental income	—	199,247	199,247
Total revenues	739,368	199,247	938,615

Less (plus):
Labor and benefits (1)	284,875	1,678	286,553
Management fees	27,598	4,197	31,795
Real estate taxes and insurance	58,787	1,459	60,246
Other operating expenses (2)	263,493	3,733	267,226
Depreciation and amortization	92,197	71,933	164,130
Interest expense	—	24,673	24,673
Other segment items (3)	51,971	3,322	55,293
Segment (loss) profit	(39,553)	88,252	48,699

Reconciliation of segment profit or loss:
General and administrative			(19,774)
Transaction costs			(29)
Interest income			1,806
Interest expense			(179,523)
Income tax expense			(1,300)
Equity in losses of an investee			(4,473)
Net loss			$(154,594)
(1)    Labor and benefits for our net lease investments segment include expense reimbursements as discussed in Note 10.
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

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30, 2024
	Hotels	Net Lease	Total
Revenues:
Hotel operating revenues	$412,486	$—	$412,486
Rental income	—	100,462	100,462
Total revenues	412,486	100,462	512,948

Less (plus):
Labor and benefits (1)	142,506	938	143,444
Management fees	15,060	1,505	16,565
Real estate taxes and insurance	31,296	986	32,282
Other operating expenses (2)	139,385	1,529	140,914
Depreciation and amortization	55,389	40,285	95,674
Interest expense	—	11,441	11,441
Other segment items (3)	33,070	1,749	34,819
Segment (loss) profit	(4,220)	42,029	37,809

Reconciliation of segment profit or loss:
General and administrative			(10,681)
Interest income			719
Interest expense			(82,409)
Loss on early extinguishment of debt, net			(16,048)
Income tax expense			(524)
Equity in losses of an investee			(2,716)
Net loss			$(73,850)

	Six Months Ended June 30, 2024
	Hotels	Net Lease	Total
Revenues:
Hotel operating revenues	$748,722	$—	$748,722
Rental income	—	200,476	200,476
Total revenues	748,722	200,476	949,198

Less (plus):
Labor and benefits (1)	278,504	1,949	280,453
Management fees	27,355	2,989	30,344
Real estate taxes and insurance	64,807	1,676	66,483
Other operating expenses (2)	262,667	3,067	265,734
Depreciation and amortization	110,475	78,306	188,781
Interest expense	—	22,958	22,958
Other segment items (3)	33,843	6,222	40,065
Segment (loss) profit	(28,929)	83,309	54,380

Reconciliation of segment profit or loss:
General and administrative			(21,187)
Interest income			2,513
Interest expense			(162,306)
Loss on early extinguishment of debt, net			(16,048)
Income tax expense			(1,531)
Equity in losses of an investee			(8,054)
Net loss			$(152,233)
(1)    Labor and benefits for our net lease investments segment include expense reimbursements as discussed in Note 10.
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

	As of June 30, 2025	As of December 31, 2024
Assets:
Hotels	$3,833,268	$3,897,132
Net Lease	2,899,726	2,942,585
Corporate	199,518	279,841
Total assets	$6,932,512	$7,119,558

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Capital expenditures:
Hotels	$38,841	$65,290	$83,962	$133,630
Net Lease	234	1,052	982	1,494
Total capital expenditures	$39,075	$66,342	$84,944	$135,124

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
Note 14. Fair Value of Assets and Liabilities
The table below presents certain of our assets carried at fair value at June 30, 2025, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

		Fair Value at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-recurring Fair Value Measurement Assets:
Assets of properties held for sale (1) (2)	$127,800	$—	$126,450	$1,350
(1)We recorded impairment charges totaling $52,861 during the six months ended June 30, 2025, to reduce the carrying value of 17 hotels in our condensed consolidated balance sheet to their estimated fair value, less estimated costs to sell of $2,906, based on negotiated sales prices with third party buyers (Level 2 inputs as defined in the fair value hierarchy under GAAP).
(2)We recorded impairment charges totaling $1,795 during the six months ended June 30, 2025, to reduce the carrying value of two net lease properties in our condensed consolidated balance sheet to their estimated fair value, less estimated costs to sell of $90, based on brokers’ opinions of values (Level 3 inputs as defined in the fair value hierarchy under GAAP).
In addition to the assets included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, revolving credit facility, VFN, net lease mortgage notes, senior notes and security deposits. At June 30, 2025 and December 31, 2024, the fair values of these financial instruments approximated their carrying values in our condensed consolidated balance sheets due to their short-term nature or floating interest rates, except as follows:

	June 30, 2025		December 31, 2024
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Senior Unsecured Notes, due 2026 at 5.25%	$349,294	$348,327	$348,730	$339,889
Senior Unsecured Notes, due 2026 at 4.75%	449,262	443,781	448,957	425,237
Senior Unsecured Notes, due 2027 at 4.95%	398,806	394,820	398,428	373,796
Senior Guaranteed Unsecured Notes, due 2027 at 5.50%	447,322	445,860	446,758	420,809
Net Lease Mortgage Notes, due 2028 at 5.60%	573,391	594,320	568,283	585,236
Senior Unsecured Notes, due 2028 at 3.95%	397,079	369,468	396,505	335,056
Senior Guaranteed Unsecured Notes, due 2029 at 8.375%	684,843	728,063	682,934	676,725
Senior Unsecured Notes, due 2029 at 4.95%	421,664	370,851	421,269	338,071
Senior Unsecured Notes, due 2030 at 4.375%	394,756	336,360	394,189	301,752
Senior Secured Notes, due 2031 at 8.625%	974,103	1,073,570	972,073	1,040,590
Senior Guaranteed Unsecured Notes, due 2032 at 8.875%	483,742	514,130	482,577	462,755
Total financial liabilities	$5,574,262	$5,619,550	$5,560,703	$5,299,916
(1)Carrying value includes unamortized discounts, premiums and certain debt issuance costs.
At June 30, 2025 and December 31, 2024, we estimated the fair values of our senior notes using an average of the bid and ask price of our then outstanding issuances of senior notes (Level 2 inputs). At June 30, 2025 and December 31, 2024, we estimated the fair value of our net lease mortgage notes using discounted cash flow analyses and current prevailing market rates as of the measurement dates (Level 3 inputs). As Level 3 inputs are unobservable, our estimated value may differ materially from the actual fair value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2024 Annual Report.
Overview (dollars in thousands, except per share amounts and per room hotel data)
We are a REIT organized under the laws of the State of Maryland. As of June 30, 2025, we owned 942 properties in 46 states, the District of Columbia, Canada and Puerto Rico.
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
We previously identified 122 hotels managed by Sonesta with a total of 15,931 keys for disposition. As of August 1, 2025, we sold eight of these hotels with a total of 1,006 keys for a combined sales price of $45,600, excluding closing costs, and entered into agreements to sell the remaining 114 hotels with a total of 14,925 keys for a combined sales price of $919,952, excluding closing costs. We and Sonesta have agreed to amend and restate our existing management agreements for the 59 retained hotels managed by Sonesta and waive any termination fees under the existing Sonesta agreements associated with the sale of the 122 hotels. Among other things, the changes to the agreements between us and Sonesta are as follows:
•Each retained hotel will have its own individual management agreement, performance under which shall not be subject to pooling, cross-default, or similar contractual ties across more than one hotel,
•The initial term of each management agreement will be for a period of 15 years and may be renewed for two additional terms of ten years each,
•Fees payable by us will be modified to provide better alignment with market terms, which modifications are not expected to result in any material cost impact to us, and
•Performance provisions will be aligned with individual hotel measurement for both termination rights and incentive fees, both based on current estimated value rather than historical cost.
Our current strategy is focused on reducing debt, growing our net lease portfolio and improving the performance of the hotels we expect to retain after completing the sale of our previously announced dispositions.
Management Agreements and Leases. At June 30, 2025, we owned 200 hotels operated under four agreements. We leased all of these hotels to our wholly owned TRSs that are managed by hotel operating companies as of that date. At June 30, 2025, we also owned 742 service-focused retail properties leased to 174 tenants subject to “triple net” leases, where the tenants are generally responsible for the payment of operating expenses and capital expenditures. Our condensed consolidated statements of comprehensive income (loss) include hotel operating revenues and hotel operating expenses of our managed hotels and rental income and net lease operating expenses from our net lease properties.
Hotel Portfolio. As of June 30, 2025, we owned 200 hotels. During the three and six months ended June 30, 2025, the U.S. hotel industry generally realized increases in average daily rate, or ADR, and decreases in revenue per available room, or RevPAR, compared to the corresponding 2024 periods. Our hotels produced increases in ADR and RevPAR, which we believe is partially a result of renovation disruption in the 2024 period.
The following table provides a summary for all of our hotels with these revenue metrics for the periods presented, which we believe are key indicators of performance at our hotels.

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change		2025	2024	Change
Retained Hotels
No. of hotels	84	84	—		84	84	—
No. of rooms or suites	19,942	19,942	—		19,942	19,942	—
Occupancy	69.0%	68.2%	0.8	pts	62.9%	61.8%	1.1	pts
ADR	$175.89	$175.21	0.4%		$175.02	$173.59	0.8%
RevPAR	$121.30	$119.51	1.5%		$110.15	$107.21	2.7%
Exit Hotels
No. of hotels	116	136	(20)		116	136	(20)
No. of rooms or suites	15,159	17,755	(2,596)		15,159	17,755	(2,596)
Occupancy	69.5%	68.2%	1.3	pts	63.6%	62.8%	0.8	pts
ADR	$107.75	$106.71	1.0%		$145.67	$106.10	37.3%
RevPAR	$74.94	$72.74	3.0%		$92.63	$66.60	39.1%
All Hotels
No. of hotels	200	220	(20)		200	220	(20)
No. of rooms or suites	35,101	37,697	(2,596)		35,101	37,697	(2,596)
Occupancy	69.2%	68.2%	1.0	pts	63.6%	62.2%	1.4	pts
ADR	$146.32	$142.99	2.3%		$145.67	$141.56	2.9%
RevPAR	$101.27	$97.50	3.9%		$92.63	$88.10	5.1%
Comparable Hotels Data. We present occupancy, ADR and RevPAR for the periods presented on a comparable basis to facilitate comparisons between periods. We define comparable hotels as those that were owned by us and were open and operating for the entirety of the periods being compared. The following table provides a summary of these revenue metrics for the periods presented.

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Change		2025	2024	Change
Retained Hotels
No. of hotels	84	84	—		84	84	—
No. of rooms or suites	19,942	19,942	—		19,942	19,942	—
Occupancy	69.0%	68.2%	0.8	pts	62.9%	61.8%	1.1	pts
ADR	$175.89	$175.21	0.4%		$175.02	$173.59	0.8%
RevPAR	$121.30	$119.51	1.5%		$110.15	$107.21	2.7%
Exit Hotels
No. of hotels	116	116	—		116	116	—
No. of rooms or suites	15,159	15,159	—		15,159	15,159	—
Occupancy	69.5%	70.2%	(0.7)	pts	64.4%	64.9%	(0.5)	pts
ADR	$107.75	$108.72	(0.9)%		$107.97	$108.40	(0.4)%
RevPAR	$74.94	$76.32	(1.8)%		$69.59	$70.33	(1.1)%
Comparable Hotels
No. of hotels	200	200	—		200	200	—
No. of rooms or suites	35,101	35,101	—		35,101	35,101	—
Occupancy	69.2%	69.1%	0.1	pts	63.6%	63.1%	0.5	pts
ADR	$146.32	$146.02	0.2%		$145.67	$144.64	0.7%
RevPAR	$101.27	$100.85	0.4%		$92.63	$91.28	1.5%

Net Lease Portfolio. As of June 30, 2025, we owned 742 service-focused retail net lease properties with an aggregate of 13,162,020 square feet leased to 174 tenants subject to “triple net” leases (where the tenants are responsible for payments of operating expenses and capital expenditures) requiring annual minimum rents of $386,521. Our net lease properties were 97.3% occupied as of June 30, 2025 with a weighted (by annual minimum rent) average lease term of 7.6 years, operating under 136 brands in 21 distinct industries. TA is our largest tenant and as of June 30, 2025, leased 175 of our travel centers under five master leases that expire in 2033 and require annual minimum rents of $264,262. In addition, TA receives an annual credit of $25,000 as a result of prepaid rent. BP Corporation North America Inc. guarantees payment under the TA leases, subject to a cap.
Additional details of our hotel operating agreements and our net lease agreements are set forth in Note 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations (amounts in thousands, except per share data)
Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Revenues:
Hotel operating revenues	$404,405	$412,486	$(8,081)	(2.0)%
Rental income	99,031	100,462	(1,431)	(1.4)%
Total revenues	503,436	512,948	(9,512)	(1.9)%

Expenses:
Hotel operating expenses	328,913	328,247	666	0.2%
Net lease operating expenses	5,439	4,958	481	9.7%
Depreciation and amortization - hotels	38,454	55,389	(16,935)	(30.6)%
Depreciation and amortization - net lease properties	36,576	40,285	(3,709)	(9.2)%
Total depreciation and amortization	75,030	95,674	(20,644)	(21.6)%
General and administrative	10,218	10,681	(463)	(4.3)%
Transaction related costs	1,345	—	1,345	n/m
Loss on asset impairment	17,654	34,887	(17,233)	(49.4)%
Total expenses	438,599	474,447	(35,848)	(7.6)%

Loss on sale of real estate, net	(156)	(32)	(124)	n/m
Interest income	822	819	3	0.4%
Interest expense	(102,679)	(93,850)	(8,829)	9.4%
Loss on early extinguishment of debt, net	—	(16,048)	16,048	n/m
Loss before income tax expense and equity in losses of an investee	(37,176)	(70,610)	33,434	(47.4)%
Income tax expense	(457)	(524)	67	(12.8)%
Equity in losses of an investee	(526)	(2,716)	2,190	(80.6)%
Net loss	$(38,159)	$(73,850)	$35,691	(48.3)%

Weighted average common shares outstanding (basic and diluted)	165,743	165,198	545	0.3%

Net loss per common share (basic and diluted)	$(0.23)	$(0.45)	$0.22	(48.9)%
References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended June 30, 2025, compared to the three months ended June 30, 2024.
Hotel operating revenues. The decrease in hotel operating revenues is primarily a result of our sales of certain hotels since April 1, 2024 ($11,654), partially offset by increases in occupancy and average rates at certain hotels during the 2025 period ($3,573). Additional operating statistics of our hotels are included in the tables beginning on page 38.

Rental income. The decrease in rental income is primarily a result of lower rental income recognized in the 2025 period ($1,423) and the sale of certain net lease properties since April 1, 2024 ($271), partially offset by our acquisitions of certain net lease properties since April 1, 2024 ($263).
Hotel operating expenses. The increase in hotel operating expenses is primarily a result of increases in wages and benefits ($8,496) and other operating expenses ($3,954) in the 2025 period, partially offset by our sales of certain hotels since April 1, 2024 ($11,784).
Net lease operating expenses. The increase in net lease operating expenses is primarily the result of increased property management fees ($609), partially offset by decreases in other operating expenses ($128) in the 2025 period.
Depreciation and amortization - hotels. The decrease in depreciation and amortization - hotels is primarily a result of certain of our hotels classified as held for sale ($16,935) in the 2025 period.
Depreciation and amortization - net lease properties. The decrease in depreciation and amortization - net lease properties is primarily a result of certain of our depreciable assets becoming fully depreciated since April 1, 2024 ($3,308) and our sale of certain net lease properties since April 1, 2024 ($401).
General and administrative. The decrease in general and administrative costs is primarily due to decreases in business management fees ($540), partially offset by an increase in other professional fees ($77) in the 2025 period.
Transaction related costs. Transaction related costs for the 2025 period primarily consisted of costs related to the renovation of certain hotels.
Loss on asset impairment. We recorded a $17,654 loss on asset impairment during the 2025 period to reduce the carrying value of 17 hotels and two net lease properties to their estimated fair value less costs to sell. We recorded a $34,887 loss on asset impairment during the 2024 period to reduce the carrying value of eight hotels and three net lease properties to their estimated fair value less costs to sell.
Loss on sale of real estate, net. We recorded a $156 loss on sale of real estate during the 2025 period in connection with the sales of two hotels and four net lease properties. We recorded a $32 net loss on sale of real estate during the 2024 period in connection with the sale of one hotel.
Interest income. Interest income was relatively unchanged during the 2025 period compared to the 2024 period.
Interest expense. The increase in interest expense is primarily due to higher weighted average interest rates during the 2025 period compared to the 2024 period.
Loss on early extinguishment of debt, net. We recorded a $16,048 loss on early extinguishment of debt, net in the 2024 period as a result of the redemption and purchase of certain senior notes in the 2024 period.
Income tax expense. The decrease in income tax expense is primarily due to a decrease in foreign tax expense ($126), partially offset by an increase in state tax expense ($59) during the 2025 period.
Equity in losses of an investee. Equity in losses of an investee represents our proportionate share of the losses of Sonesta.
Net loss. Our net loss and net loss per common share (basic and diluted) each decreased in the 2025 period compared to the 2024 period primarily due to the revenue and expense changes discussed above.

Six Months Ended June 30, 2025, Compared to the Six Months Ended June 30, 2024

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Revenues:
Hotel operating revenues	$739,368	$748,722	$(9,354)	(1.2)%
Rental income	199,247	200,476	(1,229)	(0.6)%
Total revenues	938,615	949,198	(10,583)	(1.1)%

Expenses:
Hotel operating expenses	634,753	633,333	1,420	0.2%
Net lease operating expenses	11,067	9,681	1,386	14.3%
Depreciation and amortization - hotels	92,197	110,475	(18,278)	(16.5)%
Depreciation and amortization - net lease properties	71,933	78,306	(6,373)	(8.1)%
Total depreciation and amortization	164,130	188,781	(24,651)	(13.1)%
General and administrative	19,774	21,187	(1,413)	(6.7)%
Transaction related costs	1,456	—	1,456	n/m
Loss on asset impairment	54,721	37,338	17,383	46.6%
Total expenses	885,901	890,320	(4,419)	(0.5)%

Gain (loss) on sale of real estate, net	590	(2,995)	3,585	(119.7)%
Interest income	2,071	2,781	(710)	(25.5)%
Interest expense	(204,196)	(185,264)	(18,932)	10.2%
Loss on early extinguishment of debt, net	—	(16,048)	16,048	n/m
Loss before income tax expense and equity in losses of an investee	(148,821)	(142,648)	(6,173)	4.3%
Income tax expense	(1,300)	(1,531)	231	(15.1)%
Equity in losses of an investee	(4,473)	(8,054)	3,581	(44.5)%
Net loss	$(154,594)	$(152,233)	$(2,361)	1.6%

Weighted average common shares outstanding (basic and diluted)	165,679	165,178	501	0.3%

Net loss per common share (basic and diluted)	$(0.93)	$(0.92)	$(0.01)	1.1%
References to changes in the income and expense categories below relate to the comparison of consolidated results for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.
Hotel operating revenues. The decrease in hotel operating revenues is primarily a result of our sales of certain hotels since January 1, 2024 ($19,524), partially offset by increases in occupancy and average rates at certain hotels during the 2025 period ($10,170). Additional operating statistics of our hotels are included in the tables beginning on page 38.
Rental income. The decrease in rental income is primarily a result of our sales of certain net lease properties since January 1, 2024 ($726) and lower rental income recognized during the 2025 period ($503).
Hotel operating expenses. The increase in hotel operating expenses is primarily a result of increases in wages and benefits ($15,387) and other operating expenses ($6,843) in the 2025 period, partially offset by our sales of certain hotels since January 1, 2024 ($20,810).
Net lease operating expenses. The increase in net lease operating expenses is primarily the result of increased property management fees ($1,208) and other operating expenses at certain net lease properties ($178) in the 2025 period.
Depreciation and amortization - hotels. The decrease in depreciation and amortization - hotels is primarily a result of certain of our hotels classified as held for sale ($18,278) in the 2025 period.
Depreciation and amortization - net lease properties. The decrease in depreciation and amortization - net lease properties is primarily a result of our sale of certain net lease properties since January 1, 2024 ($5,437) and certain of our depreciable assets becoming fully depreciated since January 1, 2024 ($936).

General and administrative. The decrease in general and administrative costs is primarily due to decreases in business management fees ($1,367) and other professional fees ($46) in the 2025 period.
Transaction related costs. Transaction related costs for the 2025 period primarily consisted of costs related to the renovation of certain hotels, partially offset by the recovery of a working capital reserve related to our former agreement with Marriott International, Inc. previously deemed uncollectable and expensed in 2021.
Loss on asset impairment. We recorded a $54,721 loss on asset impairment during the 2025 period to reduce the carrying value of 17 hotels and two net lease properties to their estimated fair value less costs to sell. We recorded a $37,338 net loss on asset impairment during the 2024 period to reduce the carrying value of eight hotels and six net lease properties to their estimated fair value less costs to sell.
Gain (loss) on sale of real estate, net. We recorded a $590 net gain on sale of real estate during the 2025 period in connection with the sale of six hotels and seven net lease properties. We recorded a $2,995 loss on sale of real estate during the 2024 period in connection with the sale of one hotel and three net lease properties.
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
Income tax expense. The decrease in income tax expense is primarily due to decreases in our state income tax expense ($209) and foreign tax expense ($22) during the 2025 period.
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
As of June 30, 2025, all 200 of our hotels were managed by four hotel operating companies. Our 742 service-focused retail net lease properties were leased to 174 tenants. The costs of operating and maintaining our properties are generally paid by the hotel managers as agents for us or by our tenants for their own account. Our hotel managers and tenants derive their funding for property operating expenses and for returns and rents due to us generally from property operating revenues and, to the extent these parties themselves fund our owner’s priority returns and rents, from their separate resources. As of June 30, 2025, Sonesta is our largest hotel manager (175 hotels) and TA is our largest tenant (175 travel centers).
We recorded reserves for uncollectable amounts and reduced rental income by $1,142 and $1,377 for the three and six months ended June 30, 2025, respectively, based on our assessment of the collectability of rents. We recorded reserves for uncollectable amounts and reduced rental income by $377 and $1,042 for the three and six months ended June 30, 2024, respectively, based on our assessment of the collectability of rents. We had reserves for uncollectable rents of $6,016 and $5,058 as of June 30, 2025 and December 31, 2024, respectively, included in other assets, net in our condensed consolidated balance sheets.
We define net lease rent coverage as earnings before interest, taxes, depreciation, amortization and rent, or EBITDAR, divided by the annual minimum rent due to us weighted by the minimum rent of the property to total minimum rents of the net lease portfolio. Tenants with no minimum rent required under the lease are excluded. EBITDAR amounts used to determine rent coverage are generally for the latest twelve-month period, based on the most recent operating information, if any, furnished by our tenants. Operating statements furnished by our tenants often are unaudited and, in certain cases, may not have been prepared in accordance with GAAP and are not independently verified by us. In instances where we do not have tenant financial information, we calculate an implied coverage ratio for the period based on other tenants with available financial statements operating the same brand or within the same industry. As a result, we believe using this implied coverage metric provides a more reasonable estimated representation of recent operating results and the financial condition for those tenants. Our net lease properties generated rent coverage of 2.04x and 2.25x as of June 30, 2025 and 2024, respectively.
Our Operating Liquidity and Capital Resources
Our principal sources of funds to meet operating and capital expenses, debt service obligations and distributions to our shareholders are returns generated from our hotels, rents from our net lease portfolio and borrowings under our revolving credit facility and VFN. We receive hotel returns and rents from our managers and tenants monthly. We may receive additional returns, percentage rents and our share of the operating profits of our managed hotels after payment of management fees and other deductions, if any, either monthly or quarterly, and these amounts are usually subject to annual reconciliations. We believe these sources of funds will be sufficient to meet our operating expenses and capital expenditures, pay debt service obligations and make distributions to our shareholders for the next twelve months and for the foreseeable future thereafter. However, as a result of economic conditions, including if the U.S. enters an economic recession, or otherwise, our managers and tenants may become unable or unwilling to pay returns and rents to us when due, and, as a result, our cash flows and net income would decline. As of June 30, 2025, we did not meet the 1.50x consolidated income available for debt service to debt service ratio level necessary under our senior notes indentures to incur additional debt, and as a result, we will not be able to incur additional debt while the ratio is below this requirement. We may sell additional properties, access equity markets, refinance our debt with unsecured and/or secured debt, or seek other sources of capital if favorable conditions exist for us in order to enhance our liquidity, reduce debt and fund cash needs.
The following is a summary of our sources and uses of cash flows for the periods presented:

	Six Months Ended June 30,
	2025	2024
Cash and cash equivalents and restricted cash at the beginning of the period	$157,386	$197,830
Net cash provided by (used in):
Operating activities	38,193	42,893
Investing activities	(94,307)	(142,799)
Financing activities	(15,241)	(68,468)
Cash and cash equivalents and restricted cash at the end of the period	$86,031	$29,456

The decrease in cash flow provided by operating activities in the 2025 period is primarily due to lower returns from our hotel portfolio in the 2025 period. The decrease in cash flow used in investing activities in the 2025 period is primarily due to higher proceeds from the sale of real estate in the 2025 period and decreased real estate improvements, partially offset by real estate acquisitions during the 2025 period. The decrease in cash flow used in financing activities in the 2025 period is primarily due to lower distributions to common shareholders during the 2025 period.
We maintain our qualification for taxation as a REIT under the IRC by meeting certain requirements. We lease 200 hotels to our wholly owned TRSs that are managed by hotel operating companies. As a REIT, we do not expect to pay federal income taxes on the majority of our income; however, the income realized by our TRSs in excess of the rent they pay to us is subject to U.S. federal income tax at corporate income tax rates. In addition, the income we receive from our hotels in Canada and Puerto Rico is subject to taxes in those jurisdictions and we are subject to taxes in certain states where we have properties despite our qualification for taxation as a REIT.
Our Investment and Financing Liquidity and Capital Resources
Our hotel operating agreements generally provide that, if necessary, we may provide our managers with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. During the six months ended June 30, 2025, we funded $82,838 for capital improvements in excess of FF&E reserves available to our hotels. We currently expect to fund $170,000 during the last six months of 2025 and $150,000 in 2026 for capital improvements to certain hotels using cash on hand.
Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. We own all the FF&E escrows for our hotels. During the six months ended June 30, 2025, certain of our hotel managers deposited $2,710 to these accounts and spent $2,064 from the FF&E reserve escrow accounts to renovate and refurbish our hotels. As of June 30, 2025, there was $6,089 on deposit in these escrow accounts, which was held directly by us and is reflected in our condensed consolidated balance sheets as restricted cash.
Our net lease portfolio leases do not require FF&E escrow deposits and tenants under these leases are generally required to maintain the leased properties, including structural and non-structural components. We may provide tenant improvement allowances to tenants in certain cases or may develop sites with the intent to lease them. During the six months ended June 30, 2025, we funded $982 for capital improvements to our net lease properties. As of June 30, 2025, we had $3,433 of unspent leasing-related obligations related to certain of our net lease tenants.

During the six months ended June 30, 2025, we sold 13 properties for a combined sales price of $49,296, excluding closing costs. From July 1, 2025 through August 1, 2025, we sold two hotels with a total of 234 keys for a combined sales price of $13,100, excluding closing costs, and one net lease property with 33,106 square feet for a sales price of $850, excluding closing costs. We have also entered into agreements to sell 114 hotels with a total of 14,925 keys for a combined sales price of $919,952, excluding closing costs, and two net lease properties with 10,301 square feet for a combined sales price of $1,395, excluding closing costs. These pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales, that these sales will not be delayed or that the terms will not change. We are at various stages of selling six net lease properties with a total of 80,249 square feet. We believe it is probable that the sales of the hotel properties will be completed in the second half of 2025 and the sales of the remainder of these properties will be completed within one year. We expect to use the net sales proceeds from these sales for general business purposes, including to repay debt.
During the six months ended June 30, 2025, we acquired seven net lease properties with a total of 83,436 square feet for a combined purchase price of $29,923, excluding closing costs, using cash on hand. From July 1, 2025 through August 1, 2025, we acquired seven net lease properties with a total of 54,141 square feet for a combined purchase price of $14,524, excluding closing costs, using cash on hand. We have also entered into agreements to acquire six net lease properties with a total of 13,250 square feet for a combined purchase price of $10,254, excluding closing costs. We currently expect to fund these acquisitions using cash on hand. These pending acquisitions are subject to conditions; accordingly, we cannot be sure that we will complete these acquisitions, that these acquisitions will not be delayed or that the terms will not change.
During the six months ended June 30, 2025, we declared and paid a regular quarterly distribution to common shareholders using cash on hand as follows:

Declaration Date	Record Date	Paid Date	Dividend Per Common Share	Total Distributions
January 16, 2025	January 27, 2025	February 20, 2025	$0.01	$1,666
April 10, 2025	April 22, 2025	May 15, 2025	0.01	1,667
			$0.02	$3,333
On July 10, 2025, we declared a regular quarterly distribution to common shareholders of record as of July 21, 2025 of $0.01 per common share, or approximately $1,669. We expect to pay this distribution on or about August 14, 2025 using cash on hand.
In order to meet cash needs that may result from our desire or need to make distributions or pay operating or capital expenses, we maintain a $650,000 secured revolving credit facility which is governed by a credit agreement. We can borrow, subject to meeting certain financial covenants, repay and reborrow funds available under our revolving credit facility until maturity and no principal repayments are due until maturity. Availability of borrowings under our credit agreement is subject to ongoing minimum performance and market values of the collateral properties, satisfying certain financial covenants and other credit facility conditions. The maturity date of our revolving credit facility is June 29, 2027, and, subject to the payment of an extension fee and meeting certain other conditions, we have an option to further extend the stated maturity date of the facility by two additional six-month periods.
Interest payable on drawings under our revolving credit facility is based on SOFR plus a margin ranging from 1.50% to 3.00% based on our leverage ratio, as defined in our credit agreement, which was 2.50% as of June 30, 2025. We also pay unused commitment fees of 20 to 30 basis points per annum on the total amount of lending commitments under our revolving credit facility based on amounts outstanding. As of June 30, 2025 and 2024, the annual interest rate payable on borrowings under our revolving credit facility was 6.89% and 7.83%, respectively. As of June 30, 2025, we had $100,000 outstanding under our revolving credit facility and $550,000 available for borrowings. On July 1, 2025, we borrowed the remaining $550,000 available under our revolving credit facility as a precautionary measure to preserve financial flexibility. As of August 1, 2025, we remain fully drawn under our revolving credit facility.
As collateral for all loans and other obligations under our revolving credit facility, certain of our subsidiaries pledged all of their respective equity interests in certain of our direct and indirect property owning subsidiaries, and our pledged subsidiaries provided first mortgage liens on certain properties, as discussed below.

In February 2025, we and our lenders amended the agreement governing our revolving credit facility to reduce the minimum fixed charge coverage ratio covenant from 1.50x to 1.30x effective with respect to the fourth quarter of 2024 and continuing through the end of the loan term. In order to exercise the first extension option, we are required to maintain a 1.50x minimum fixed charge coverage ratio level as of and for the duration of the extension period. We also agreed to change the required collateral property debt yield to 10% effective with respect to the first quarter of 2025 and continuing through the end of the loan term and to swap collateral properties as follows: 47 hotels with an aggregate of 7,981 keys were released from the collateral pool and 35 travel centers leased to TA, which we refer to as TA Lease No. 5, were added as collateral to our revolving credit facility. Our disposition plan includes 36 hotels with an aggregate of 4,862 keys and an aggregate undepreciated book value of $650,093 that were released from the collateral pool. The collateral swap was completed in May 2025. As of June 30, 2025, our revolving credit facility was secured by 55 properties, including 17 hotels and 38 net lease properties, with an aggregate undepreciated book value of $900,148.
Redemption of Senior Unsecured Notes
On August 5, 2025, we announced the early redemption of our $350,000 5.25% senior unsecured notes due 2026 at par, plus accrued and unpaid interest to, but excluding the date of redemption. We expect to fund this redemption on or about September 4, 2025, using cash on hand.
Net Lease Mortgage Notes
On January 27, 2025, the Issuer issued the VFN secured by the 314 net lease properties that secure our existing $605,632 of net lease mortgage notes. The VFN permits borrowings on a revolving basis up to $45,000 and the Issuer can borrow, repay and reborrow funds available until maturity. The maturity date of the VFN is January 27, 2027, and, subject to the payment of an extension fee and meeting certain other conditions, can be extended by one year at the Issuer’s option. The VFN requires interest payments only on drawings under the VFN based on SOFR plus a margin of 1.75%, and an unused commitment fee of 50 basis points per annum paid on undrawn amounts. As of June 30, 2025, the annual interest rate payable on borrowings under the VFN was 6.04%. The weighted average annual interest rate for borrowings under the VFN was 6.05% for the three and six months ended June 30, 2025, respectively. As of both June 30, 2025 and August 1, 2025, $45,000 was outstanding under the VFN.
Our debt maturities (other than our revolving credit facility and VFN) as of June 30, 2025 were as follows:

Year	Debt Maturities
2025	$979
2026	801,958
2027	851,958
2028	1,000,737
2029	1,125,000
Thereafter	1,900,000
$5,680,632
None of our senior note debt obligations require principal or sinking fund payments prior to their maturity dates. Our mortgage notes require monthly principal payments as described in Part I, Item 3 of this Quarterly Report on Form 10-Q.
We currently expect to use cash on hand, the cash flows from our operations, borrowings available under our revolving credit facility, if any, or VFN, net proceeds from any asset sales and net proceeds of offerings of equity or the incurrence of debt to fund our operations, capital expenditures, investments, future debt maturities, distributions to our shareholders and other general business purposes.
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

While we believe we will generally have access to various types of financings, including debt or equity, to fund our future acquisitions and to pay our debts and other obligations, we cannot be sure that we will be able to complete any debt or equity offerings or other types of financings or that our cost of any future public or private financings will not increase. Also, as noted above, we are limited in our ability to incur additional debt pursuant to our debt agreements and are not permitted under our debt agreements to incur any debt while below the 1.50x consolidated income available for debt service to debt service ratio requirement under our public debt covenants as described below.
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
Debt Covenants
Our debt obligations at June 30, 2025 consisted of $100,000 of borrowings outstanding under our $650,000 revolving credit facility, $5,075,000 aggregate principal amounts of senior notes, $605,632 aggregate principal amounts of net lease mortgage notes and $45,000 of borrowings outstanding under the VFN. For further information regarding our indebtedness, see Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our publicly and privately issued senior notes are governed by our indentures and related supplements. These indentures and related supplements and our credit agreement contain covenants that generally restrict our ability to incur debt, including debt secured by mortgages on our properties, in excess of calculated amounts, and require us to maintain various financial ratios. Our credit agreement, net lease mortgage notes, secured senior notes and unsecured senior notes, indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR ceasing to act as our business manager. As of June 30, 2025, we believe we were in compliance with all of the covenants under our indentures and their supplements, net lease mortgage notes and our credit agreement, except as noted above and below.
Senior Notes Indenture Covenants
The following table summarizes the results of the financial tests required by the indentures and related supplements for our senior secured and unsecured notes as of June 30, 2025:

	Actual Results	Covenant Requirement
Total debt / adjusted total assets	55.9%	Maximum of 60%
Secured debt / adjusted total assets	16.8%	Maximum of 40%
Consolidated income available for debt service / debt service	1.49x	Minimum of 1.50x
Total unencumbered assets / unsecured debt	190.0%	Minimum 150%
Total unencumbered assets in guarantor subsidiaries / senior guaranteed unsecured debt	4.51x	Minimum of 2.20x
The above consolidated income available for debt service to debt service ratio was 1.49x on a pro forma basis as of June 30, 2025, which was below the required level that would permit us to incur additional debt. We are not permitted under our debt agreements to incur additional debt while we remain below the required covenant level.
As of June 30, 2025, adjusted total assets for covenant purposes as defined in our senior notes indentures were $10,414,487 and assets encumbered under our revolving credit facility, serving as collateral for our net lease mortgage notes or secured senior notes represented $2,670,993 of adjusted total assets, as defined in our senior notes indentures. Our unencumbered hotels, travel centers, other net lease properties and other corporate assets represent $5,802,780, $916,092, $833,832 and $190,790 of adjusted total assets, respectively.

The following table presents the calculation of adjusted total assets to total assets in accordance with GAAP:

Total assets	$6,932,512
Plus: accumulated depreciation (1)	3,265,709
Plus: impairment and other adjustments to reflect original cost of real estate assets	455,394
Less: accounts receivable and intangibles	(239,128)
Adjusted total assets	$10,414,487
(1)Includes $865,039 of accumulated depreciation on assets of properties held for sale.
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
The following table presents summarized financial information for us and the subsidiary guarantors, on a combined basis, after elimination of (i) intercompany transactions and balances among us and the subsidiary guarantors, and (ii) equity in earnings from, and any investments in, any of our non-guarantor subsidiaries:

	As of June 30, 2025	As of December 31, 2024
Real estate properties, net (1)	$4,441,857	$4,167,260
Other assets, net	450,135	507,507

Indebtedness, net	$5,100,871	$5,142,420
Intercompany balances (2)	1,227,399	751,637
Other liabilities	313,184	358,778

Six Months Ended June 30, 2025
Revenues	$773,292
Expenses	931,651
Net loss	$(158,359)
(1)Real estate properties, net as of June 30, 2025 includes $133,061 of properties owned directly by us and not included in the assets of the subsidiary guarantors.
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

Property and Operating Statistics (dollars in thousands, except hotel statistics)
As of June 30, 2025, we owned and managed a diverse portfolio of hotels and net lease properties across the United States and in Puerto Rico and Canada with 145 distinct brands across 22 industries.
Hotel Portfolio
The following tables summarize the operating statistics, including occupancy, ADR and RevPAR reported to us by our hotel managers by hotel brand for the periods indicated. All operating data presented are based upon the operating results provided by our hotel managers for the indicated periods. We have not independently verified our managers’ operating data.

All Hotels*			No. of Rooms or Suites	Occupancy				ADR			RevPAR
	Service Level	No. of Hotels		Three Months Ended June 30,				Three Months Ended June 30,			Three Months Ended June 30,
Brand				2025	2024		Change	2025	2024	Change	2025	2024	Change
Retained Hotels:
Royal Sonesta Hotels®	Full Service	17	5,663	68.2%	67.5%		0.7 pts	$238.10	$239.45	(0.6)%	$162.31	$161.70	0.4%
Sonesta Hotels & Resorts®	Full Service	22	7,207	66.2%	65.0%		1.2 pts	166.86	164.16	1.6%	110.49	106.65	3.6%
Radisson® Hotels & Resorts	Full Service	5	1,149	64.8%	71.3%		(6.5) pts	153.03	146.39	4.5%	99.22	104.33	(4.9)%
Country Inn & Suites® by Radisson	Full Service	2	346	70.1%	74.6%		(4.5) pts	144.57	152.57	(5.2)%	101.29	113.89	(11.1)%
Crowne Plaza®	Full Service	1	495	67.8%	69.4%		(1.6) pts	133.49	144.36	(7.5)%	90.45	100.25	(9.8)%
Full Service Total/Average		47	14,860	67.0%	66.8%		0.2 pts	191.77	190.70	0.6%	128.48	127.40	0.8%
Sonesta ES Suites®	Extended Stay	7	958	80.3%	74.2%		6.1 pts	149.90	154.83	(3.2)%	120.40	114.94	4.7%
Sonesta Select®	Select Service	6	873	71.8%	68.8%		3.0 pts	140.89	143.26	(1.7)%	101.17	98.58	2.6%
Sonesta Simply Suites®	Extended Stay	7	1,144	73.1%	76.1%		(3.0) pts	129.80	124.86	4.0%	94.87	94.96	(0.1)%
Hyatt Place®	Select Service	17	2,107	74.3%	70.9%		3.4 pts	126.28	124.16	1.7%	93.78	88.00	6.6%
Focused Service Total/Average		37	5,082	74.7%	72.3%		2.4 pts	134.25	133.38	0.7%	100.31	96.46	4.0%
Retained Hotels Total/Average		84	19,942	69.0%	68.2%		0.8 pts	$175.89	$175.21	0.4%	$121.30	$119.51	1.5%

Exit Hotels:
Sonesta ES Suites®	Extended Stay	45	5,731	74.5%	73.5%		1.0 pts	$124.18	$124.91	(0.6)%	$92.57	$91.82	0.8%
Sonesta Select®	Select Service	32	4,678	61.1%	62.5%		(1.4) pts	111.96	114.22	(2.0)%	68.38	71.40	(4.2)%
Sonesta Simply Suites®	Extended Stay	39	4,750	71.9%	73.8%		(1.9) pts	83.67	84.65	(1.2)%	60.12	62.45	(3.7)%
Exit Hotels Total/Average		116	15,159	69.5%	70.2%	(0.7)	pts	107.75	108.72	(0.9)%	74.94	76.32	(1.8)%

All Hotels Total/Average		200	35,101	69.2%	69.1%		0.1 pts	$146.32	$146.02	0.2%	$101.27	$100.85	0.4%

*Includes results of all hotels owned as of June 30, 2025. Excludes the results of hotels sold during the periods presented. Retained Hotels represents 59 hotels managed by Sonesta, 17 hotels managed by Hyatt, seven hotels managed by Radisson, and one hotel managed by IHG that we will continue to own after the Exit Hotels are sold. Exit Hotels represent 116 hotels managed by Sonesta that we plan to sell. We are no longer marketing our Crowne Plaza hotel for sale.

All Hotels*			No. of Rooms or Suites	Occupancy				ADR			RevPAR
	Service Level	No. of Hotels		Six Months Ended June 30,				Six Months Ended June 30,			Six Months Ended June 30,
Brand				2025	2024		Change	2025	2024	Change	2025	2024	Change
Retained Hotels:
Royal Sonesta Hotels®	Full Service	17	5,663	59.7%	59.1%		0.6 pts	$241.53	$238.28	1.4%	$144.23	$140.90	2.4%
Sonesta Hotels & Resorts®	Full Service	22	7,207	60.3%	60.6%		(0.3) pts	167.37	164.18	1.9%	100.90	99.52	1.4%
Radisson® Hotels & Resorts	Full Service	5	1,149	62.2%	65.9%		(3.7) pts	153.53	148.54	3.4%	95.44	97.87	(2.5)%
Country Inn & Suites® by Radisson	Full Service	2	346	62.9%	67.5%		(4.6) pts	138.62	144.66	(4.2)%	87.14	97.59	(10.7)%
Crowne Plaza®	Full Service	1	495	70.6%	67.0%		3.6 pts	141.95	146.59	(3.2)%	100.16	98.21	2.0%
Full Service Total/Average		47	14,860	60.6%	60.8%		(0.2) pts	192.42	189.16	1.7%	116.64	115.07	1.4%
Sonesta ES Suites®	Extended Stay	7	958	74.3%	71.3%		3.0 pts	151.29	154.75	(2.2)%	112.38	110.41	1.8%
Sonesta Select®	Select Service	6	873	66.8%	63.1%		3.7 pts	131.65	133.84	(1.6)%	87.89	84.39	4.1%
Sonesta Simply Suites®	Extended Stay	7	1,144	70.4%	69.6%		0.8 pts	122.75	120.57	1.8%	86.44	83.89	3.0%
Hyatt Place®	Select Service	17	2,107	68.5%	59.2%		9.3 pts	124.82	122.44	1.9%	85.46	72.46	18.0%
Focused Service Total/Average		37	5,082	69.7%	64.5%		5.2 pts	130.79	130.64	0.1%	91.17	84.23	8.2%
Retained Hotels Total/Average		84	19,942	62.9%	61.8%		1.1 pts	$175.02	$173.59	0.8%	$110.15	$107.21	2.7%

Exit Hotels:
Sonesta ES Suites®	Extended Stay	45	5,731	69.5%	69.2%		0.3 pts	$123.80	$123.40	0.3%	$86.05	$85.41	0.8%
Sonesta Select®	Select Service	32	4,678	57.0%	57.0%		— pts	113.41	115.28	(1.6)%	64.65	65.67	(1.6)%
Sonesta Simply Suites®	Extended Stay	39	4,750	65.7%	67.5%		(1.8) pts	83.11	84.10	(1.2)%	54.59	56.73	(3.8)%
Exit Hotels Total/Average		116	15,159	64.4%	64.9%	(0.5)	pts	107.97	108.40	(0.4)%	69.59	70.33	(1.1)%

All Hotels Total/Average		200	35,101	63.6%	63.1%		0.5 pts	$145.67	$144.64	0.7%	$92.63	$91.28	1.5%
*Includes results of all hotels owned as of June 30, 2025. Excludes the results of hotels sold during the periods presented. Retained Hotels represents 59 hotels managed by Sonesta, 17 hotels managed by Hyatt, seven hotels managed by Radisson, and one hotel managed by IHG that we will continue to own after the Exit Hotels are sold. Exit Hotels represent 116 hotels managed by Sonesta that we plan to sell.
Net Lease Portfolio
As of June 30, 2025, our net lease properties were 97.3% occupied and we had 20 properties available for lease. During the six months ended June 30, 2025, we entered into lease renewals for 383,743 rentable square feet (14 properties) at weighted (by rentable square feet) average rents that were 10.8% above the prior rents for the same space. The weighted (by rentable square feet) average lease term for these leases was 12.6 years. We also entered into new leases for 7,893 rentable square feet (two properties) at rent that was 9.9% above the prior rent for the same space. The weighted (by rentable square feet) average lease term for these leases was 12.7 years.
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

As of June 30, 2025, our net lease tenants operated across 136 brands. The following table identifies the top ten brands based on annualized minimum rent:

	Brand	No. of Properties	Investment (1)	Percent of Total Investment	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent	Rent Coverage (2)
1.	TravelCenters of America Inc.	131	$2,254,950	44.8%	$180,329	46.7%	1.31	x	(3)
2.	Petro Stopping Centers	44	1,015,156	20.1%	83,933	21.7%	1.31	x	(3)
3.	The Great Escape	14	98,242	1.9%	7,711	2.0%	4.75	x
4.	Life Time Fitness	3	92,617	1.8%	5,770	1.5%	2.84	x
5.	Buehler's Fresh Foods	5	76,469	1.5%	5,657	1.5%	2.72	x
6.	Heartland Dental	59	61,120	1.2%	4,841	1.3%	4.71	x
7.	Norms	10	53,673	1.1%	3,826	1.0%	3.36	x
8.	Express Oil Change	23	49,724	1.0%	3,717	1.0%	5.77	x
9.	AMC Theatres	5	57,385	1.1%	3,564	0.9%	1.68	x
10.	Pizza Hut	40	45,285	0.9%	3,552	0.9%	2.14	x
	Other (4)	408	1,233,750	24.6%	83,621	21.5%	3.65	x
	Total	742	$5,038,371	100.0%	$386,521	100.0%	2.04	x
(1)Represents the historical cost of our properties plus capital improvements funded by us less impairment write-downs, if any.
(2)See page 31 for our definition of rent coverage.
(3)Rent coverage information provided by tenant is for all 175 sites on a consolidated basis and is as of June 30, 2025.
(4)Consists of 126 distinct brands with an average investment of $3,024 per property and average annual minimum rent of $205 per property.
As of June 30, 2025, our top ten net lease tenants based on our annualized minimum rent are listed below:

	Tenant	Brand Affiliation	No. of Properties	Investment (1)	Percent of Total Investment	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent	Rent Coverage (2)
1.	TravelCenters of America Inc. (3)	TravelCenters of America / Petro Stopping Centers	175	$3,270,106	64.9%	$264,262	68.4%	1.31x
2.	Universal Pool Co., Inc.	The Great Escape	14	98,242	1.9%	7,711	2.0%	4.75x
3.	Healthy Way of Life II, LLC	Life Time Fitness	3	92,617	1.8%	5,770	1.5%	2.84x
4.	Styx Acquisition, LLC	Buehler's Fresh Foods	5	76,469	1.5%	5,657	1.5%	2.72x
5.	Professional Resource Development, Inc.	Heartland Dental	59	61,120	1.2%	4,841	1.3%	4.71x
6.	Norms Restaurants, LLC	Norms	10	53,673	1.1%	3,826	1.0%	3.36x
7.	Express Oil Change, L.L.C.	Express Oil Change	23	49,724	1.0%	3,717	1.0%	5.77x
8.	Pilot Travel Centers LLC	Flying J Travel Plaza	3	41,681	0.8%	3,312	0.9%	3.14x
9.	Automotive Remarketing Group, Inc.	America's Auto Auction	6	38,314	0.8%	3,216	0.8%	9.08x
10.	Fleet Farm Group LLC	Fleet Farm	1	37,802	0.8%	2,837	0.7%	2.15x
	Subtotal, top 10		299	3,819,748	75.8%	305,149	79.1%	1.69x
11.	Other (4)	Various	443	1,218,623	24.2%	81,372	20.9%	3.35x
	Total		742	$5,038,371	100.0%	$386,521	100.0%	2.04x
(1)Represents the historical cost of our net lease properties plus capital improvements funded by us less impairment write-downs, if any.
(2)See page 31 for our definition of rent coverage.
(3)TA is our largest tenant. As of June 30, 2025, we leased 175 travel centers (131 under the TravelCenters of America brand and 44 under the Petro Stopping Centers brand) to a subsidiary of TA under five master leases that expire in 2033. TA has five renewal options for 10 years each for all of the travel centers under each lease. BP Corporation North America Inc. guarantees payment under each of the five master leases. The aggregate guaranty as of June 30, 2025 was $3,037,475. Annualized minimum rent excludes the impact of rents prepaid by TA. Rent coverage was 1.37x, 1.37x, 1.41x, 1.38x and 1.09x for our TA leases no. 1, no. 2, no. 3, no. 4 and no. 5, respectively. Rent coverage is as of June 30, 2025.
(4)Consists of 164 tenants with an average investment of $2,751 per property and an average annual minimum rent of $184 per property.

As of June 30, 2025, our net lease tenants operated across 21 distinct industries within the service-focused retail sector of the U.S. economy.

	Industry	No. of Properties	Investment (1)	Percent of Total Investment	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent	Rent Coverage (2)
1.	Travel Centers	178	$3,311,787	65.7%	$267,574	69.2%	1.33 x		(3)
2.	Restaurants - Quick Service	204	280,787	5.6%	19,632	5.1%	2.99	x
3.	Restaurants - Casual Dining	54	193,351	3.8%	12,051	3.1%	2.94	x
4.	Health and Fitness	14	196,084	3.9%	11,790	3.1%	2.23	x
5.	Grocery Stores	19	129,152	2.6%	9,317	2.4%	3.22	x
6.	Medical, Dental Office	70	104,042	2.1%	8,342	2.2%	3.51	x
7.	Movie Theaters	14	134,413	2.7%	8,242	2.1%	1.79	x
8.	Automotive Equipment and Services	64	107,054	2.1%	7,826	2.1%	5.01	x
9.	Home Goods and Leisure	14	98,242	1.9%	7,711	2.0%	4.75	x
10.	Automotive Dealers	8	62,656	1.2%	4,982	1.3%	7.35	x
11.	General Merchandise Stores	4	55,457	1.1%	3,997	1.0%	2.89	x
12.	Entertainment	3	51,473	1.0%	3,947	1.0%	1.29	x
13.	Educational Services	7	44,820	0.9%	3,572	0.9%	1.90	x
14.	Building Materials	29	34,006	0.7%	3,258	0.8%	8.47	x
15.	Car Washes	7	36,125	0.7%	2,840	0.7%	4.96	x
16.	Miscellaneous Manufacturing	5	24,355	0.5%	1,728	0.5%	13.54	x
17.	Sporting Goods	3	18,548	0.4%	1,106	0.3%	4.05	x
18.	Legal Services	5	11,362	0.2%	1,097	0.3%	3.32	x
19.	Drug Stores and Pharmacies	6	17,111	0.3%	957	0.2%	1.07	x
20.	Dollar Stores	3	2,971	0.1%	190	0.1%	2.10	x
21.	Other (4)	11	66,027	1.3%	6,362	1.6%	4.50	x
22.	Vacant	20	58,548	1.2%	—	—%	—	x
	Total	742	$5,038,371	100.0%	$386,521	100.0%	2.04	x
(1)Represents the historical cost of our net lease properties plus capital improvements funded by us less impairment write-downs, if any.
(2)See page 31 for our definition of rent coverage.
(3)Rent coverage for TA is as of June 30, 2025.
(4)Consists of miscellaneous businesses with an average investment of $6,002 per property.

As of June 30, 2025, lease expirations at our net lease properties by year are as follows:

Year (1)	Number of Properties	Square Feet	Annualized Minimum Rent Expiring	Percent of Total Annualized Minimum Rent Expiring	Cumulative Percent of Total Annualized Minimum Rent Expiring
2025	20	320,729	$6,379	1.7%	1.7%
2026	103	1,007,554	11,584	3.0%	4.7%
2027	35	962,837	12,768	3.3%	8.0%
2028	22	594,268	9,613	2.5%	10.5%
2029	76	628,549	10,512	2.7%	13.2%
2030	34	286,491	6,343	1.6%	14.8%
2031	28	397,390	5,195	1.3%	16.1%
2032	35	137,154	2,902	0.8%	16.9%
2033	213	5,371,427	270,515	69.9%	86.8%
2034	22	289,885	5,726	1.6%	88.4%
2035	46	1,159,583	19,393	5.0%	93.4%
2036	15	350,190	6,050	1.6%	95.0%
2037	11	318,609	3,244	0.8%	95.8%
2038	6	44,484	1,201	0.3%	96.1%
2039	10	141,443	3,686	1.0%	97.1%
2040	18	115,142	2,419	0.6%	97.7%
2041	8	227,381	2,626	0.7%	98.4%
2042	—	—	—	—%	98.4%
2043	7	127,440	2,096	0.5%	98.9%
2044	2	93,010	278	0.1%	99.0%
2045	11	154,966	3,991	1.0%	100.0%
Total	722	12,728,532	$386,521	100.0%
(1)The year of lease expiration is pursuant to contract terms.
As of June 30, 2025, shown below is the list of our top ten states where our net lease properties are located. No other state represents more than 3% of our net lease annualized minimum rents.

State	Number of Properties	Square Feet	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent
Texas	54	1,132,614	$33,156	8.6%
Illinois	52	971,207	27,706	7.2%
Ohio	40	1,325,511	27,542	7.1%
California	22	399,045	26,375	6.8%
Georgia	70	580,553	20,736	5.4%
Florida	48	587,816	18,242	4.7%
Arizona	25	476,651	16,931	4.4%
Indiana	39	519,353	16,265	4.2%
Pennsylvania	28	544,003	16,020	4.1%
New Mexico	16	246,478	12,014	3.1%
Other	348	6,378,789	171,534	44.4%
Total	742	13,162,020	$386,521	100.0%

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
Our calculations of FFO and Normalized FFO for the three and six months ended June 30, 2025 and 2024 and reconciliations of net loss, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to those amounts appear in the following table (amounts in thousands, except per share amounts):

		Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Net loss		$(38,159)	$(73,850)	$(154,594)	$(152,233)
Add (less):	Depreciation and amortization	75,030	95,674	164,130	188,781
	Loss on asset impairment	17,654	34,887	54,721	37,338
	Loss (gain) on sale of real estate, net	156	32	(590)	2,995
	Adjustments to reflect our share of FFO attributable to an investee	1,182	1,021	2,382	1,987
FFO		55,863	57,764	66,049	78,868
Add (less):	Loss on early extinguishment of debt, net	—	16,048	—	16,048
	Transaction related costs	1,345	—	1,456	—
	Adjustments to reflect our share of Normalized FFO attributable to an investee	395	(2)	934	—
Normalized FFO		$57,603	$73,810	$68,439	$94,916

Weighted average common shares outstanding (basic and diluted)		165,743	165,198	165,679	165,178

Basic and diluted per common share amounts:
	Net loss	$(0.23)	$(0.45)	$(0.93)	$(0.92)
	FFO	$0.34	$0.35	$0.40	$0.48
	Normalized FFO	$0.35	$0.45	$0.41	$0.57
	Distributions declared per share	$0.01	$0.20	$0.02	$0.40

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
Fixed Rate Debt
At June 30, 2025, our outstanding fixed rate debt consisted of the following:

Debt	Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
Senior unsecured notes	$350,000	5.250%	$18,375	2026	Semi-Annually
Senior unsecured notes	450,000	4.750%	21,375	2026	Semi-Annually
Senior unsecured notes	400,000	4.950%	19,800	2027	Semi-Annually
Senior guaranteed unsecured notes	450,000	5.500%	24,750	2027	Semi-Annually
Senior unsecured notes	400,000	3.950%	15,800	2028	Semi-Annually
Net lease mortgage notes	605,632	5.600%	33,915	2028	Monthly
Senior guaranteed unsecured notes	700,000	8.375%	58,625	2029	Semi-Annually
Senior unsecured notes	425,000	4.950%	21,038	2029	Semi-Annually
Senior unsecured notes	400,000	4.375%	17,500	2030	Semi-Annually
Senior secured notes	1,000,000	8.625%	86,250	2031	Semi-Annually
Senior guaranteed unsecured notes	500,000	8.875%	44,375	2032	Semi-Annually
	$5,680,632		$361,803
No principal repayments are due under our unsecured or secured senior notes until maturity. Our net lease mortgage notes require principal and interest payments through maturity pursuant to amortization schedules. Because these notes require interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are one percentage point higher than the rates shown above, our per annum interest cost would increase by approximately $56,806. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at June 30, 2025 and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point change in interest rates would change the fair value of those debt obligations by approximately $171,991.
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
Floating Rate Debt
As of June 30, 2025, our floating rate debt consisted of $100,000 outstanding under our $650,000 revolving credit facility and $45,000 outstanding under the VFN. On July 1, 2025, we borrowed $550,000 under our revolving credit facility as a precautionary measure to preserve financial flexibility. As of August 1, 2025, our $650,000 revolving credit facility was fully drawn. The maturity date of our revolving credit facility is June 29, 2027, and, subject to our meeting certain conditions, including our payment of an extension fee, we have an option to extend the stated maturity date of the facility by two six-month periods. The maturity date of the VFN is January 27, 2027, and, subject to the payment of an extension fee and meeting certain other conditions, can be extended by one year. No principal repayments are required under our revolving credit facility or the VFN prior to maturity and repayments may be made and redrawn subject to conditions at any time without penalty.

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
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at June 30, 2025:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact (2)
At June 30, 2025	6.63%	$145,000	$9,614	$0.06
One percentage point increase	7.63%	$145,000	$11,064	$0.07
(1)Based on SOFR plus a premium, which was 250 basis points per annum for our revolving credit facility and 175 basis points per annum for the VFN, as of June 30, 2025. Interest rate is weighted based on amounts outstanding.
(2)Based on diluted weighted average common shares outstanding for the six months ended June 30, 2025.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at June 30, 2025 if we were fully drawn on our revolving credit facility and the VFN:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt (2)	Total Interest Expense Per Year	Annual Per Share Impact (3)
At June 30, 2025	6.63%	$695,000	$46,079	$0.28
One percentage point increase	7.63%	$695,000	$53,029	$0.32
(1)Based on SOFR plus a premium, which was 250 basis points per annum for our revolving credit facility and 175 basis points per annum for the VFN, as of June 30, 2025. Interest rate is weighted based on amounts outstanding.
(2)Represents the maximum amount available under our revolving credit facility and the VFN.
(3)Based on diluted weighted average common shares outstanding for the six months ended June 30, 2025.
The foregoing tables show the impact of an immediate change in floating interest rates as of June 30, 2025. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts under our revolving credit facility, the VFN or other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

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
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Warning Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws that are subject to risks and uncertainties. These statements may include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “will,” “may” and negatives or derivatives of these or similar expressions. These forward-looking statements include, among others, statements about: economic and market conditions and their potential impacts on us, our hotel managers and our tenants; expectations regarding demand for corporate travel and lodging; the sufficiency of our liquidity; our liquidity needs, sources and expected uses; our capital expenditure plans and commitments; our expected use of proceeds; our ability to incur additional debt; our ability to rebalance our hotel portfolio towards full-service urban and leisure-oriented properties through asset sales and the future composition of our portfolio; our ability to reduce leverage initially and incur debt in the future for business purposes and capital expenditures through our planned sales of hotels; our contemplated disposition program; our ability to acquire single-tenant freestanding properties that are either service oriented, non-discretionary or e-commerce resistant, potential amendments to our existing hotel management agreements with Sonesta; and the amount and timing of future distributions.

Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from expected future results, performance or achievements expressed or implied in those forward-looking statements. Some of the risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•    The ability of Sonesta to successfully operate the hotels it manages for us,
•    Our ability and the ability of our managers and tenants to operate under unfavorable market and commercial real estate industry conditions due to, among other things, uncertainties surrounding interest rates and inflation, supply chain disruptions, emerging technologies, volatility in the public equity and debt markets, effect of or changes to tariffs or trading policies, pandemics, geopolitical instability and tensions, economic downturns or a possible recession, labor market conditions or changes in real estate utilization,
•    Our ability to sell properties at prices we target, and the timing of such sales,
•    Continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions. The consolidated income available for debt service to debt service ratio is below the 1.50x requirement under our public debt covenants as of June 30, 2025. We are not permitted under our debt agreements to incur additional debt while this ratio is below 1.50x. As a precautionary measure, we have fully drawn our $650.0 million revolving credit facility to maintain our financial flexibility. Our ability to incur debt may be limited for an extended period of time. We cannot be certain how long our consolidated income available for debt service to debt service ratio may remain below 1.50x. We may not have any immediately available borrowing capacity to meet any funding needs beyond our cash on hand if our operating results and financial condition are significantly and adversely impacted by current economic conditions or otherwise. If we cannot incur additional debt, we may be forced to raise additional sources of capital on unfavorable terms or take other measures to maintain adequate liquidity and we may not succeed in raising any capital we may need,
•    Our ability to repay or refinance our debts as they mature or otherwise become due,
•    Our ability to maintain sufficient liquidity, including the availability of borrowings under our revolving credit facility and the VFN,
•    Our ability to pay interest on and principal of our debt,

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

Part II. Other Information
Item 1A. Risk Factors
Our business is subject to risks and uncertainties, a number of which are described under the caption “Risk Factors” in our 2024 Annual Report. The risks described in our 2024 Annual Report and below may not be the only risks we face but are risks we believe may be material at this time. Other risks of which we are not yet aware, or that we currently believe are not material, may also materially and adversely impact our business operations or financial results. If any of the events or circumstances described in the risk factors contained in our 2024 Annual Report or included below occurs, our business, financial condition, liquidity, results of operations or ability to pay distributions to our shareholders could be adversely impacted and the value of an investment in our securities could decline. Investors and prospective investors should consider the risks described in our 2024 Annual Report and below and the information contained under the caption “Warning Concerning Forward-Looking Statements” and elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in our securities.

Risks Related to Our Business

We may fail to comply with the terms of our debt agreements, which could restrict us from incurring additional debt.

Our debt agreements include various conditions and covenants. We may not be able to satisfy all of these conditions or may be unable to meet certain of these covenants for various reasons, including for reasons beyond our control. If any of the covenants in these debt agreements are not met, we could be prevented from refinancing maturing debt or incurring additional debt. Complying with these covenants may limit our ability to take actions that may be beneficial to us and our security holders.

Our debt agreements require us to comply with certain financial and other covenants. These covenants may limit our operational flexibility. Our ability to comply with those covenants will depend upon the net rental income and hotel operating returns we receive from our properties. If our operating results, financial condition and/or liquidity decline, we may be unable to meet certain covenants and conditions under our debt agreements and may be unable to borrow under our revolving credit facility or incur additional debt. For example, our consolidated income available for debt service to debt service ratio was below the 1.50x requirement under certain of our debt agreements as of June 30, 2025, and we cannot be certain when or if this ratio will exceed 1.50x. We are currently unable to incur additional debt because this ratio is below 1.50x, but are not required to repay outstanding debt as a result of the inability to meet this covenant. We are currently fully drawn under our $650.0 million revolving credit facility as a precautionary measure to preserve financial flexibility. We may therefore experience future liquidity constraints, as we currently have no capacity under our credit agreement to incur additional debt and cannot incur debt under our other debt agreements as a result of our inability to meet the requirements of such debt agreements. An inability to incur additional indebtedness would require us to meet our capital needs from other sources, such as cash on hand, operating cash flow, equity financing or asset sales, which may not be available to us on attractive terms or at all and we may be unable to meet our obligations or grow our business by acquiring additional properties or otherwise.

In the future, we may seek additional debt financing, as to which no assurances can be given that we will be successful in doing so. If we are successful in doing so, the covenants and conditions applicable to that debt may be more costly and more restrictive than the covenants and conditions that are contained in our existing debt agreements.

Upon completion of our pending hotel sales, our investments will be more heavily concentrated in service-focused retail net lease properties.

Upon completion of our pending hotel sales, a majority of our properties will be service-focused retail net lease properties, particularly in the travel center industry, and we intend to acquire similar additional properties. The market demand to lease service-focused retail properties generally reflects conditions in the U.S. economy. If the general economy slows, the demand to lease service-focused retail properties will be reduced and the value of our common shares may decline. Because we expect to be concentrated in service-focused retail properties, the adverse impact of cyclical economic conditions affecting service-focused retail properties, particularly travel center properties, may have a greater impact on the value of our common shares than if we were invested in several different types of properties, including residential, office or other properties, in addition to service-focused retail properties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended June 30, 2025:

Calendar Month	Number of Common Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2025 - April 30, 2025	3,073	$2.61	—	$—
May 1, 2025 - May 31, 2025	19,397	1.92	—	—
June 1, 2025 - June 30, 2025	5,947	2.35	—	—
Total	28,417	$2.08	—	$—
(1)These common share withholdings and purchases were made to satisfy tax withholding and payment obligations from former officers of ours and certain other former officers and employees of RMR in connection with the vesting of prior awards of our common shares. We withheld and purchased these common shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the applicable purchase dates.
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

4.15
Supplemental Indenture, dated as of June 27, 2025, among the Company, HPT Cambridge LLC, HPTMI Hawaii, Inc., HPTMI Properties Trust and Royal Sonesta, Inc., and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 5.50% Senior Notes due 2027. (Filed herewith.)

4.16
Eleventh Supplemental Indenture, dated as of June 3, 2024, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank Trust Company, National Association, relating to the Company’s 8.375% Senior Guaranteed Unsecured Notes due 2029, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 3, 2024.)

4.17
Supplemental Indenture, dated as of June 27, 2025, among the Company, HPT Cambridge LLC, HPTMI Hawaii, Inc., HPTMI Properties Trust and Royal Sonesta, Inc., and U.S. Bank Trust Company, National Association, relating to the Company’s 8.375% Senior Guaranteed Unsecured Notes due 2029. (Filed herewith.)

4.18
Twelfth Supplemental Indenture, dated as of June 3, 2024, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank Trust Company, National Association, relating to the Company’s 8.875% Senior Guaranteed Unsecured Notes due 2032, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 3, 2024.)

4.19
Supplemental Indenture, dated as of June 27, 2025, among the Company, HPT Cambridge LLC, HPTMI Hawaii, Inc., HPTMI Properties Trust and Royal Sonesta, Inc., and U.S. Bank Trust Company, National Association, relating to the Company’s 8.875% Senior Guaranteed Unsecured Notes due 2032. (Filed herewith.)

4.20
Indenture, dated as of November 16, 2023, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank Trust Company, National Association, relating to the Company’s 8.625% Senior Secured Notes due 2031, including form thereof. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.)

Exhibit Number	Description
4.21
Supplemental Indenture, dated as of April 4, 2024, among the Company, SVC Higgins Road TRS LLC, SVC Mannheim Road TRS LLC, and U.S. Bank Trust Company, National Association, relating to the Company’s 8.625% Senior Notes due 2031. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.)

4.22
Supplemental Indenture, dated as of June 27, 2025, among the Company, HPT Cambridge LLC, HPTMI Hawaii, Inc., HPTMI Properties Trust and Royal Sonesta, Inc., and U.S. Bank Trust Company, National Association, relating to the Company’s 8.625% Senior Notes due 2031. (Filed herewith.)

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

10.3
Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of May 30, 2025, among the Company, Wells Fargo Bank, National Association, as administrative agent, and each of the other institutions party thereto. (Filed herewith.)

10.4	Pledge Supplement No. 1, dated as of May 30, 2025, among Highway Ventures Borrower LLC and Highway Ventures Properties Trust, and Wells Fargo Bank, National Association. (Filed herewith.)

10.5	Pledge Interest Release Letter, dated as of May 30, 2025, between the Company and Wells Fargo Bank, National Association. (Filed herewith.)

10.6	Release of Certain Guarantors, dated as of June 27, 2025, by U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association). (Filed herewith.)

10.7	Release of Certain Guarantors, dated as of June 27, 2025, by U.S. Bank Trust Company, National Association. (Filed herewith.)

10.8	Release of Certain Guarantors, dated as of June 27, 2025, by U.S. Bank Trust Company, National Association. (Filed herewith.)

10.9	Release of Certain Guarantors, dated as of June 27, 2025, by U.S. Bank Trust Company, National Association. (Filed herewith.)

10.10	Service Properties Trust Second Amended and Restated 2012 Equity Compensation Plan. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 16, 2025.)

22.1	List of Subsidiary Guarantors. (Filed herewith.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVICE PROPERTIES TRUST

By:	/s/ Christopher J. Bilotto
Christopher J. Bilotto
President and Chief Executive Officer
Dated: August 5, 2025

By:	/s/ Brian E. Donley
Brian E. Donley
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: August 5, 2025