Form 10-Q
period 2025-09-30
Service Properties Trust
filed 2025-11-05
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of registrant’s common shares of beneficial interest, $.01 par value per share, outstanding as of November 4, 2025: 168,086,203.

SERVICE PROPERTIES TRUST
FORM 10-Q
September 30, 2025

References in this Quarterly Report on Form 10-Q to the Company, SVC, we, us or our include Service Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.

Part I. Financial Information
Item 1. Financial Statements
SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)
(unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Real estate properties:
Land	$1,740,833	$1,930,459
Buildings, improvements and equipment	6,136,065	7,682,885
Total real estate properties, gross	7,876,898	9,613,344
Accumulated depreciation	(2,433,658)	(3,238,636)
Total real estate properties, net	5,443,240	6,374,708
Acquired real estate leases and other intangibles, net	98,688	107,956
Assets of properties held for sale	564,539	43,101
Cash and cash equivalents	417,415	143,482
Restricted cash	23,817	13,904
Equity method investment	113,134	115,818
Due from related persons	12,680	3,911
Other assets, net	306,811	316,678
Total assets	$6,980,324	$7,119,558

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured debt, net	$3,680,358	$4,020,347
Secured debt, net	2,087,710	1,690,356
Accounts payable and other liabilities	537,909	532,522
Due to related persons	20,236	24,118
Liabilities of properties held for sale	6,203	342
Total liabilities	6,332,416	6,267,685

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 168,090,224 and 166,636,537 shares issued and outstanding, respectively	1,681	1,666
Additional paid in capital	4,562,706	4,560,334
Cumulative other comprehensive income	2,054	1,865
Cumulative net income	1,993,435	2,194,974
Cumulative common distributions	(5,911,968)	(5,906,966)
Total shareholders’ equity	647,908	851,873
Total liabilities and shareholders’ equity	$6,980,324	$7,119,558
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Hotel operating revenues	$377,576	$390,935	$1,116,944	$1,139,657
Rental income	101,194	100,236	300,441	300,712
Total revenues	478,770	491,171	1,417,385	1,440,369

Expenses:
Hotel operating expenses	328,358	328,535	963,111	961,868
Net lease operating expenses	5,236	4,791	16,303	14,472
Depreciation and amortization	74,453	89,005	238,583	277,786
General and administrative	11,057	10,472	30,831	31,659
Transaction related costs	2,683	—	4,139	—
Loss on asset impairment	27,067	13,692	81,788	51,030
Total expenses	448,854	446,495	1,334,755	1,336,815

Gain on sale of real estate, net	25,256	4,105	25,846	1,110
Interest income	4,841	537	6,912	3,318
Interest expense (including amortization of debt issuance costs, discounts and premiums of $9,092, $8,076, $27,672 and $22,768, respectively)	(107,776)	(99,126)	(311,972)	(284,390)
Loss on early extinguishment of debt, net	(529)	(133)	(529)	(16,181)
Loss before income tax (expense) benefit and equity in earnings (losses) of an investee	(48,292)	(49,941)	(197,113)	(192,589)
Income tax (expense) benefit	(253)	77	(1,553)	(1,454)
Equity in earnings (losses) of an investee	1,600	2,963	(2,873)	(5,091)
Net loss	(46,945)	(46,901)	(201,539)	(199,134)
Other comprehensive (loss) income:
Equity interest in investee’s unrealized (losses) gains	(119)	(286)	189	(822)
Other comprehensive (loss) income	(119)	(286)	189	(822)
Comprehensive loss	$(47,064)	$(47,187)	$(201,350)	$(199,956)

Weighted average common shares outstanding (basic and diluted)	166,085	165,398	165,816	165,252

Net loss per common share (basic and diluted)	$(0.28)	$(0.28)	$(1.22)	$(1.21)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)
(unaudited)

	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Net Income	Cumulative Other Comprehensive Income	Total
Balance at December 31, 2024	166,636,537	$1,666	$(5,906,966)	$4,560,334	$2,194,974	$1,865	$851,873
Net loss	—	—	—	—	(116,435)	—	(116,435)
Equity interest in investee’s unrealized gains	—	—	—	—	—	153	153
Common share grants	32,490	—	—	664	—	—	664
Common share repurchases	(1,539)	—	—	(4)	—	—	(4)
Common share forfeitures	(20,767)	—	—	(12)	—	—	(12)
Distributions	—	—	(1,666)	—	—	—	(1,666)
Balance at March 31, 2025	166,646,721	1,666	(5,908,632)	4,560,982	2,078,539	2,018	734,573
Net loss	—	—	—	—	(38,159)	—	(38,159)
Equity interest in investee’s unrealized gains	—	—	—	—	—	155	155
Common share grants	282,975	3	—	1,136	—	—	1,139
Common share repurchases	(28,417)	—	—	(59)	—	—	(59)
Common share forfeitures	(40,449)	—	—	(38)	—	—	(38)
Distributions	—	—	(1,667)	—	—	—	(1,667)
Balance at June 30, 2025	166,860,830	1,669	(5,910,299)	4,562,021	2,040,380	2,173	695,944
Net loss	—	—	—	—	(46,945)	—	(46,945)
Equity interest in investee’s unrealized losses	—	—	—	—	—	(119)	(119)
Common share grants	1,432,396	14	—	1,256	—	—	1,270
Common share repurchases	(203,002)	(2)	—	(571)	—	—	(573)
Distributions	—	—	(1,669)	—	—	—	(1,669)
Balance at September 30, 2025	168,090,224	$1,681	$(5,911,968)	$4,562,706	$1,993,435	$2,054	$647,908
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

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(201,539)	$(199,134)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	238,583	277,786
Net amortization of debt issuance costs, discounts and premiums as interest	27,672	22,768
Straight line rental income	(8,818)	(14,576)
Loss on early extinguishment of debt, net	529	16,181
Loss on asset impairment	81,788	51,030
Equity in losses of an investee	2,873	5,091
Gain on sale of real estate, net	(25,846)	(1,110)
Other non-cash income, net	(1,095)	(1,035)
Changes in assets and liabilities:
Due from related persons	(8,769)	(13,763)
Other assets	7,260	(140)
Accounts payable and other liabilities	22,067	9,496
Due to related persons	1,600	(3,551)
Net cash provided by operating activities	136,305	149,043
Cash flows from investing activities:
Real estate improvements	(148,154)	(224,383)
Hotel managers’ purchases with restricted cash	(3,570)	(4,609)
Real estate acquisitions and deposits	(56,260)	—
Net proceeds from sale of real estate	331,202	52,263
Investment in Sonesta	—	(3,392)
Net cash provided by (used in) investing activities	123,218	(180,121)
Cash flows from financing activities:
Repayment of mortgage notes payable	(1,468)	(1,468)
Proceeds from senior unsecured notes, net of discounts	—	1,165,007
Proceeds from senior secured notes, net of discounts	492,499	—
Repayments of senior unsecured notes	(350,000)	(1,162,653)
Borrowings under variable funding note	45,000	—
Borrowings under revolving credit facility	600,000	—
Repayments of revolving credit facility	(750,000)	—
Payment of debt issuance costs	(6,070)	(4,588)
Repurchase of common shares	(636)	(720)
Distributions to common shareholders	(5,002)	(99,484)
Net cash provided by (used in) financing activities	24,323	(103,906)

Increase (decrease) in cash and cash equivalents and restricted cash	283,846	(134,984)
Cash and cash equivalents and restricted cash at beginning of period	157,386	197,830
Cash and cash equivalents and restricted cash at end of period	$441,232	$62,846
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SERVICE PROPERTIES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Supplemental cash flow information:
Cash paid for interest	$239,155	$230,027
Cash (refunded) paid for income taxes	$(4,696)	$3,219

Non-cash investing activities:
Real estate improvements accrued, not paid	$20,697	$35,915
Non-cash financing activities:
Extinguishment of senior unsecured notes	$—	$(2,569)

Supplemental disclosure of cash and cash equivalents and restricted cash:

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:
	As of September 30,
	2025	2024
Cash and cash equivalents	$417,415	$48,588
Restricted cash (1)	23,817	14,258
Total cash and cash equivalents and restricted cash	$441,232	$62,846
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

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)
(unaudited)

Note 1. Organization and Basis of Presentation
Service Properties Trust, or we, us or our, is a real estate investment trust, or REIT, organized on February 7, 1995 under the laws of the State of Maryland, which invests in hotels and service-focused retail net lease properties. At September 30, 2025, we owned, directly and through our subsidiaries, 160 hotels and 752 service-focused retail net lease properties.
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
We have determined that each of our wholly owned taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification™. We have concluded that we must consolidate each of our wholly owned TRSs because we are the entity with the power to direct the activities that most significantly impact such VIEs’ performance and we have the obligation to absorb losses or the right to receive benefits from each VIE that could be significant to the VIE and are, therefore, the primary beneficiary of each VIE. The assets of our TRSs were $143,535 and $144,079 as of September 30, 2025 and December 31, 2024, respectively, and consist primarily of our TRSs’ investment in Sonesta International Hotels Corporation’s, or, collectively with its parent and subsidiaries, Sonesta’s, common stock and amounts due from and working capital advances to certain of our hotel managers. The liabilities of our TRSs were $78,830 and $78,749 as of September 30, 2025 and December 31, 2024, respectively, and consist primarily of amounts payable to certain of our hotel managers. The assets of our TRSs are available to satisfy our TRSs’ obligations and we have guaranteed certain obligations of our TRSs.
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, or ASU 2024-03, which requires public entities to disclose specific expense categories such as employee compensation, depreciation and intangible asset amortization. These details must be presented in a tabular format in the notes to financial statements for both interim and annual reporting periods. ASU 2024-03 is required to be applied prospectively but can be applied retrospectively, and is effective for the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact ASU 2024-03 will have on our condensed consolidated financial statements.

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
We report rental income for leased properties in our condensed consolidated statements of comprehensive income (loss). We recognize rental income from operating leases on a straight line basis over the terms of the lease agreements. We increased rental income by $2,257 and $4,030 for the three months ended September 30, 2025 and 2024, respectively, and increased rental income by $8,818 and $14,576 for the nine months ended September 30, 2025 and 2024, respectively, to record scheduled rent changes under certain of our leases on a straight line basis. Other assets, net, includes $94,775 and $81,574 of straight line rent receivables at September 30, 2025 and December 31, 2024, respectively.
Certain of our lease agreements require additional percentage rent if gross revenues of our properties exceed certain thresholds defined in our lease agreements. We determine percentage rent due to us under our leases monthly, quarterly or annually, as applicable, depending on the specific lease terms, and recognize it when all contingencies are met and the rent is earned. We recorded percentage rent of $959 and $1,055 for the three months ended September 30, 2025 and 2024, respectively, and $2,306 and $2,070 for the nine months ended September 30, 2025 and 2024, respectively.
Note 4. Per Common Share Amounts
We calculate basic earnings per common share using the two class method. We calculate diluted earnings per common share using the more dilutive of the two class method or the treasury stock method. Unvested common share awards and other potentially dilutive common shares, together with the related impact on earnings, are considered when calculating diluted earnings per common share. For the three and nine months ended September 30, 2025 and 2024, there were no dilutive common shares and certain unvested common shares were not included in the calculation of diluted earnings per common share because to do so would have been antidilutive.
Note 5. Real Estate Properties
As of September 30, 2025, we owned 160 hotels with an aggregate of 29,536 rooms or suites and 752 service-focused retail net lease properties with an aggregate of 13,185,953 square feet that are primarily subject to “triple net” leases, or net leases where the tenant is generally responsible for payment of operating expenses and capital expenditures of the property during the lease term. Our properties had an aggregate undepreciated book value of $8,921,010, including $1,044,112 related to properties classified as held for sale as of September 30, 2025.
We funded capital improvements to certain of our properties of $131,664 and $217,108 during the nine months ended September 30, 2025 and 2024, respectively.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
Acquisitions
During the nine months ended September 30, 2025, we acquired 20 net lease properties with a total of 150,776 square feet for a combined purchase price of $54,701, excluding closing costs. We accounted for these transactions as acquisitions of assets and allocated the purchase price based on the estimated fair value of the acquired assets as follows:

Quarter Acquired	Property Type	Number of Properties	Square Feet	Purchase Price (1)	Land	Buildings, Improvements and Equipment	Acquired Real Estate Leases
Q2 2025	Net Lease	7	83,326	$30,149	$6,036	$19,621	$4,492
Q3 2025	Net Lease	13	67,450	25,091	5,798	15,935	3,358
		20	150,776	$55,240	$11,834	$35,556	$7,850
(1)Purchase price is the gross contract price, plus closing costs of $539.
From October 1, 2025 through November 4, 2025, we acquired four net lease properties with a total of 21,703 square feet for a combined purchase price of $15,942, excluding closing costs. We have also entered into agreements to acquire five net lease properties with a total of 111,279 square feet for a combined purchase price of $25,350, excluding closing costs. These pending acquisitions are subject to conditions; accordingly, we cannot be sure that we will complete these acquisitions, that these acquisitions will not be delayed or that the terms will not change.
Dispositions
During the nine months ended September 30, 2025, we sold 56 properties for a combined sales price of $343,893, excluding closing costs. The sales of these properties as presented in the table below do not represent a strategic shift in our business. As a result, the results of the operations of these properties are included in continuing operations through the date of sale in our condensed consolidated statements of comprehensive income (loss).

Quarter Sold	Property Type	Number of Properties	Rooms or Suites / Square Feet	Gross Sales Price (1)	Gain (Loss) on Sale of Real Estate, net	Loss on Impairment of Real Estate (2)
Q1 2025	Hotel	4	514	$19,600	$403	$—
Q1 2025	Net Lease	3	103,043	3,100	343	—
Q2 2025	Hotel	2	258	12,900	1,883	65
Q2 2025	Net Lease	4	140,512	13,696	(2,039)	—
Q3 2025	Hotel	40	5,565	292,352	24,982	72,398
Q3 2025	Net Lease	3	43,407	2,245	274	1,795
		56	6,337 / 286,962	$343,893	$25,846	$74,258
(1)Gross sales price is the gross contract price, excluding closing costs.
(2)We also recorded impairment of $7,530 during the nine months ended September 30, 2025, related to certain properties we owned during the period.
As of September 30, 2025, we had 76 hotels with a total of 9,594 keys and seven net lease properties with a total of 117,689 square feet classified as held for sale. See Note 14 for further information on certain of these properties. The following table summarizes the major class of assets and liabilities by our hotel investments and net lease investments segments as of September 30, 2025:

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)

	As of September 30, 2025
	Hotels	Net Lease	Total
Assets of properties held for sale:
Real estate properties, net	$544,585	$1,295	$545,880
Other assets, net (1)	18,596	63	18,659
Total assets of properties held for sale	$563,181	$1,358	$564,539

Liabilities of properties held for sale:
Accounts payable and other liabilities	$6,166	$37	$6,203
Total liabilities of properties held for sale	$6,166	$37	$6,203
(1) Other assets, net includes working capital of $9,733 for our hotel investments segment as described in Note 6.
From October 1, 2025 through November 4, 2025, we sold six hotels with a total of 777 keys for a combined sales price of $66,500, excluding closing costs, and one net lease property with 37,440 square feet for a sales price of $550, excluding closing costs. We have also entered into agreements to sell 69 hotels with a total of 8,695 keys for a combined sales price of $567,500, excluding closing costs. These pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales, that these sales will not be delayed or that the terms will not change. We are at various stages of selling six net lease properties with a total of 80,249 square feet and one hotel with 122 keys. We believe it is probable that the sales of the 69 hotel properties will be completed by the end of 2025 and the sales of the remainder of these properties will be completed within one year.
Note 6. Management Agreements and Leases
As of September 30, 2025, we owned 160 hotels managed by four operators and 752 service-focused retail net lease properties leased to 178 tenants. We do not operate any of our properties.
As of September 30, 2025, all 160 of our hotels were managed by subsidiaries of the following companies: Sonesta (135 hotels), Hyatt Hotels Corporation, or Hyatt (17 hotels), Radisson Hospitality, Inc., or Radisson (seven hotels), and InterContinental Hotels Group, plc, or IHG (one hotel). As of September 30, 2025, our 752 service-focused retail net lease properties were leased by 178 tenants, including 175 travel centers leased to TravelCenters of America Inc., or TA, our largest tenant. Hereinafter, these companies are sometimes referred to as our managers and/or tenants, or collectively, operators.
Hotel Agreements
Sonesta Agreements
As of September 30, 2025, Sonesta managed 39 of our full service hotels, 84 of our extended stay hotels and 12 of our select service hotels pursuant to management agreements. The hotels Sonesta managed for us comprised approximately 46.7% of our total historical real estate investments as of September 30, 2025.
We previously identified 122 hotels with a total of 15,931 keys managed by Sonesta as of December 31, 2024 for disposition in 2025. As of September 30, 2025, we have sold 46 of these hotels with a total of 6,337 keys for a combined sales price of $324,852, excluding closing costs, entered into agreements to sell 75 hotels with a total of 9,472 keys for a combined sales price of $634,000, excluding closing costs, and are marketing one hotel with 122 keys for sale. Upon completion of the hotel sales, we expect to retain 59 hotels managed by Sonesta, or the Retained Hotels. As discussed below, in August 2025, we and Sonesta amended and restated our management agreements for the Retained Hotels managed by Sonesta and waived any termination fees under the existing Sonesta management agreement associated with the sale of the 122 hotels.
Prior to August 1, 2025, all of the hotels managed by Sonesta were managed pursuant to a management agreement that was scheduled to expire on January 31, 2037, or the legacy Sonesta agreement, and provided that we would be paid an annual owner’s priority return if gross revenues of the hotels, after payment of hotel operating expenses and management and related fees (other than Sonesta’s incentive fee, if applicable), were sufficient to do so. The legacy Sonesta agreement further provided that we would be paid an additional return equal to 80% of the operating profits, as defined therein, after paying the owner’s priority return, reimbursing owner or manager advances, funding FF&E reserves and paying Sonesta’s incentive fee, if any.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
On August 29, 2025, we entered into new management agreements with Sonesta for each of the Retained Hotels, in each case effective August 1, 2025, or the Retained Hotel agreements. Each Retained Hotel agreement expires on July 31, 2040 and includes two 10-year renewal options at Sonesta’s option. Pursuant to the Retained Hotel agreements, we will pay Sonesta, after payment of hotel operating expenses, a base management fee equal to 3.0% of gross revenues for full service hotels and 5.0% for extended stay and select service hotels. Additionally, we are required to pay (i) an incentive fee equal to 20% of EBITDA, as defined in the Retained Hotel agreements, in excess of the incentive threshold, subject to a cap, commencing with the 2026 calendar year, which has initially been set at $194,248 in the aggregate; (ii) a brand promotion fee of 3.5% of gross room revenues; (iii) a loyalty fee of the greater of (x) 1.0% of gross room revenues or (y) 4.5% of qualified room revenue, in the case of full service hotels, 2.5%, in the case of extended stay hotels, and 3.0%, in the case of select service hotels; (iv) a centralized service fee equal to $1,100 per year for full service hotels and $250 per year for extended stay and select service hotels, adjusted annually based on the Consumer Price Index; and (v) a construction management fee of 3.0% of construction and capital expenditures managed by Sonesta. We have the right to terminate the Retained Hotel agreements for certain events of default, casualty and condemnation events, and if minimum performance thresholds are not met for two consecutive calendar years beginning with the measurement period commencing with the 2028 calendar year. The Retained Hotel agreements are not subject to any pooling, cross-default or other similar contractual arrangement and the legacy Sonesta agreement will remain subject to a pooling agreement and cross-default provisions until the hotels are sold. Our legacy Sonesta agreement and the Retained Hotel agreements are collectively referred to as our Sonesta agreements.
We realized returns under our Sonesta agreements of $37,209 and $54,554 during the three months ended September 30, 2025 and 2024, respectively, and $120,896 and $157,059 during the nine months ended September 30, 2025 and 2024, respectively.
We incurred management, reservation and system fees and reimbursement costs for certain guest loyalty, marketing programs or brand promotion fees, and third-party reservation transmission fees or centralized service fees of $31,575 and $31,500 for the three months ended September 30, 2025 and 2024, respectively, and $89,734 and $91,484 for the nine months ended September 30, 2025 and 2024, respectively, under our Sonesta agreements. These fees and costs are included in hotel operating expenses in our condensed consolidated statements of comprehensive income (loss). In addition, we incurred procurement and construction supervision fees payable to Sonesta pursuant to our legacy Sonesta agreement and construction management fees payable to Sonesta pursuant to our Sonesta agreements of $850 and $805 for the three months ended September 30, 2025 and 2024, respectively, and $2,096 and $1,792 for the nine months ended September 30, 2025 and 2024, respectively, which amounts have been capitalized in our condensed consolidated balance sheets and are depreciated over the estimated useful lives of the related capital assets.
Our Sonesta agreements require us to fund capital expenditures made at our hotels. We incurred capital expenditures for hotels included in our Sonesta agreements in an aggregate amount of $123,075 and $182,493 during the nine months ended September 30, 2025 and 2024, respectively. Our annual return equal to the incentive threshold under our Retained Hotel agreements as of September 30, 2025 was $195,807. We owed Sonesta $12,669 and $18,199 for capital expenditures and other reimbursements at September 30, 2025 and December 31, 2024, respectively. Sonesta owed us $12,680 and $3,911 in owner’s priority returns and other amounts as of September 30, 2025 and December 31, 2024, respectively. Amounts due from Sonesta are included in due from related persons and amounts owed to Sonesta are included in due to related persons in our condensed consolidated balance sheets. Our legacy Sonesta agreement requires that 5% of the hotel gross revenues be escrowed for future capital expenditures as FF&E reserves, subject to available cash flows after payment of the owner’s priority returns due to us. No FF&E escrow deposits were required during either of the three or nine months ended September 30, 2025 or 2024.
We are required to maintain minimum working capital for each of our hotels managed by Sonesta and have advanced a fixed amount based on the number of rooms in each hotel to meet the cash needs for hotel operations. As of September 30, 2025 and December 31, 2024, we had advanced $40,129 and $46,466, respectively, of initial working capital to Sonesta net of any working capital returned to us on termination of the applicable management agreements in connection with hotels we have sold. These amounts are included in other assets, net and assets of properties held for sale, as applicable, in our condensed consolidated balance sheets. Any remaining working capital would be returned to us upon termination in accordance with the terms of our Sonesta agreements.
See Notes 7 and 11 for further information regarding our relationships, agreements and transactions with Sonesta.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
Hyatt Agreement
As of September 30, 2025, Hyatt managed 17 of our select service hotels pursuant to a portfolio management agreement that expires on March 31, 2031, or our Hyatt agreement, and provides that, as of September 30, 2025, we are to be paid an annual owner’s priority return of $17,400. Any returns we receive from Hyatt are currently limited to the hotels’ available cash flows, if any, after payment of operating expenses. Hyatt has provided us with a $30,000 limited guarantee for 75% of the aggregate annual owner’s priority returns due to us that became effective upon substantial completion of planned renovations of the hotels, which occurred in January 2025. We realized returns under our Hyatt agreement of $3,262 and $2,037 during the three months ended September 30, 2025 and 2024, respectively, and $9,652 and $4,243 during the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, the hotels under this agreement generated cash flows that were less than the guaranteed owner’s priority level due to us for this period, and we reduced hotel operating expenses by $1,869, to record the guaranteed amount of the shortfall due from Hyatt. The available balance of the guaranty was $28,131 as of September 30, 2025. During the nine months ended September 30, 2025 and 2024, we incurred capital expenditures for certain hotels included in our Hyatt agreement of $2,388 and $25,113, respectively.
Radisson Agreement
As of September 30, 2025, Radisson managed seven of our full service hotels pursuant to a portfolio management agreement that expires on July 31, 2031, or our Radisson agreement, and provides that we are to be paid an annual owner’s priority return of $10,911. Radisson has provided us with a $22,000 limited guarantee for 75% of the aggregate annual owner’s priority returns due to us. We realized returns under our Radisson agreement of $2,046 and $2,160 during the three months ended September 30, 2025 and 2024, respectively, and $5,487 and $5,400 during the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, the hotels under this agreement generated cash flows that were less than the guaranteed owner’s priority level due to us for the period, and we reduced hotel operating expenses by $3,084, to record the guaranteed amount of the shortfalls due from Radisson. The available balance of the guaranty was $18,266 as of September 30, 2025. We did not incur any capital expenditures during the nine months ended September 30, 2025 for the hotels included in our Radisson agreement. During the nine months ended September 30, 2024, we incurred capital expenditures of $714 for the hotels included in our Radisson agreement, which resulted in an increase in our contractual owner’s priority returns of $42.
IHG Agreement
Our management agreement with IHG, or our IHG agreement, for one hotel expires on January 31, 2026 and we have an option to extend the term for one year. We realized returns under our IHG agreement of $1,819 and $1,189 during the three months ended September 30, 2025 and 2024, respectively, and $4,838 and $4,318 during the nine months ended September 30, 2025 and 2024, respectively. Any returns we receive from IHG are limited to the hotel’s available cash flows, if any, after payment of operating expenses. During the nine months ended September 30, 2025 and 2024, we incurred capital expenditures of $1,023 and $700, respectively, for the hotel included in our IHG agreement. We are currently in discussions with IHG regarding a potential extension of this agreement, but there can be no assurance that the agreement will be extended or the terms of such extension.
Net Lease Portfolio
As of September 30, 2025, we owned 752 service-focused retail net lease properties with an aggregate of 13,185,953 square feet with leases requiring annual minimum rents of $388,745 with a weighted (by annual minimum rents) average remaining lease term of 7.5 years. Our net lease properties were 97.3% occupied and leased by 178 tenants operating under 139 brands in 21 distinct industries.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
TA Leases
As of September 30, 2025, TA is our largest tenant, representing 30.4% of our total historical real estate investments. We lease to TA a total of 175 travel centers under five master leases that expire in 2033, or our TA leases, subject to TA’s right to extend those leases, and require annual minimum rents of $264,262 as of September 30, 2025. TA receives a monthly rent credit totaling $25,000 per year over the 10-year initial term of the TA leases as a result of rent it prepaid.
Our TA leases are “triple net” leases that require TA to pay all costs incurred in the operation of the leased travel centers, including personnel, utility, inventory, customer service and insurance expenses, real estate and personal property taxes, environmental related expenses, underground storage tank maintenance costs and ground lease payments at those travel centers at which we lease the property and sublease it to TA. Our TA leases generally require TA to indemnify us for certain environmental matters and for liabilities that arise during the terms of the leases from ownership or operation of the leased travel centers. TA is required to maintain the leased travel centers, including structural and non-structural components. BP Corporation North America Inc., a subsidiary of BP p.l.c., guarantees payment under each of the TA leases, limited to an aggregate cap which was $3,037,475 as of September 30, 2025.
We recognized rental income from our TA leases of $67,834 for each of the three months ended September 30, 2025 and 2024, and $203,502 for each of the nine months ended September 30, 2025 and 2024. Rental income was increased by $1,743 and $3,039 for the three months ended September 30, 2025 and 2024, respectively, and increased by $7,389 and $11,233 for the nine months ended September 30, 2025 and 2024, respectively, to record the scheduled rent changes on a straight line basis. As of September 30, 2025 and December 31, 2024, we had receivables for current rent amounts owed to us by TA and straight line rent adjustments of $51,864 and $40,097, respectively, included in other assets, net in our condensed consolidated balance sheets.
Our other net lease agreements generally provide for minimum rent payments and in addition may include variable payments. Rental income from operating leases, including any payments derived by index or market-based indices, is recognized on a straight line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining the lease term. We recognized rental income from our net lease properties (excluding TA) of $33,360 and $32,402 for the three months ended September 30, 2025 and 2024, respectively, which included $514 and $991, respectively, of adjustments to record scheduled rent changes under certain of our leases on a straight line basis, and $96,939 and $97,210 for the nine months ended September 30, 2025 and 2024, respectively, which included $1,429 and $3,343, respectively, of adjustments to record scheduled rent changes under certain of our leases on a straight line basis.
We continually review receivables related to rent, straight line rent and property operating expense reimbursements and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes an assessment of whether substantially all of the amounts due under a tenant’s lease are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as cash is received. We recognize all changes in the collectability assessment for an operating lease as an adjustment to rental income. We recorded reserves for uncollectable amounts and reduced rental income by $479 and $1,856 for the three and nine months ended September 30, 2025, respectively, based on our assessment of the collectability of rents. We recorded reserves for uncollectable amounts and reduced rental income by $515 and $1,557 for the three and nine months ended September 30, 2024, respectively, based on our assessment of the collectability of rents. We had reserves for uncollectable rents of $6,235 and $5,058 as of September 30, 2025 and December 31, 2024, respectively, included in other assets, net in our condensed consolidated balance sheets.
Note 7. Equity Method Investment
As of both September 30, 2025 and December 31, 2024, we owned 34% of Sonesta’s outstanding common stock. We account for our 34% non-controlling interest in Sonesta under the equity method of accounting.
As of September 30, 2025 and December 31, 2024, our investment in Sonesta had a carrying value of $113,134 and $115,818, respectively. On the date of acquisition of our initial equity interest in Sonesta (February 27, 2020), the cost basis of our investment in Sonesta exceeded our proportionate share of Sonesta’s total stockholders’ equity book value by an aggregate of $8,000. As required under GAAP, we are amortizing this difference to equity in earnings of an investee over 31 years, the weighted average remaining useful life of the real estate assets and intangible assets and liabilities owned by Sonesta as of the

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
date of our acquisition. We recorded amortization of the basis difference of $65 in each of the three months ended September 30, 2025 and 2024, and $195 in each of the nine months ended September 30, 2025 and 2024. We recognized earnings of $1,600 and $2,963 related to our investment in Sonesta for the three months ended September 30, 2025 and 2024, respectively, and losses of $2,873 and $5,091 for the nine months ended September 30, 2025 and 2024, respectively. These amounts, which include amortization of the basis difference, are included in equity in earnings (losses) of an investee in our condensed consolidated statements of comprehensive income (loss).
We recorded a liability of $42,000 for the fair value of our initial investment in Sonesta, as no cash consideration was exchanged related to the modification of our management agreement with, and investment in, Sonesta. This liability for our investment in Sonesta is included in accounts payable and other liabilities in our condensed consolidated balance sheets and is being amortized on a straight line basis through the initial term of the legacy Sonesta agreement, January 31, 2037, as a reduction to hotel operating expenses in our condensed consolidated statements of comprehensive income (loss). We reduced hotel operating expenses by $621 for each of the three months ended September 30, 2025 and 2024 and $1,863 for each of the nine months ended September 30, 2025 and 2024 for amortization of this liability. As of September 30, 2025 and December 31, 2024, the unamortized balance of this liability was $28,132 and $29,995, respectively.
During the three months ended March 31, 2024, we funded a capital contribution to Sonesta of $3,392 to support its growth initiatives, including its franchising efforts. We continue to maintain our 34% ownership in Sonesta after giving effect to this contribution.
See Notes 6 and 11 for further information regarding our relationships, agreements and transactions with Sonesta.
Note 8. Indebtedness
Our principal debt obligations at September 30, 2025 were: (1) $3,725,000 aggregate outstanding principal amount of senior unsecured notes; (2) $1,580,155 aggregate outstanding principal amount of senior secured notes; (3) $605,143 aggregate outstanding principal amount of net lease mortgage notes; and (4) $45,000 of outstanding borrowings under our $45,000 variable funding note. We had no amounts outstanding under our revolving credit facility as of September 30, 2025.
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
Interest payable on drawings under our revolving credit facility is based on the secured overnight financing rate, or SOFR, plus a margin ranging from 1.50% to 3.00% based on our leverage ratio, as defined in our credit agreement, which was 2.50% as of September 30, 2025. We also pay unused commitment fees of 20 to 30 basis points per annum on the total amount of lending commitments under our revolving credit facility based on amounts outstanding. As of September 30, 2025 and 2024, the annual interest rate payable on borrowings under our revolving credit facility was 6.74% and 7.46%, respectively. The weighted average annual interest rate for borrowings under our revolving credit facility was 6.96% and 6.95% for the three and nine months ended September 30, 2025, respectively. We had no borrowings outstanding under our revolving credit facility for the three or nine months ended September 30, 2024. As of both September 30, 2025 and November 4, 2025, we had no amounts outstanding under our revolving credit facility and $650,000 available for borrowings.
As collateral for all loans and other obligations under our revolving credit facility, certain of our subsidiaries pledged all of their respective equity interests in certain of our direct and indirect property owning subsidiaries, and our pledged subsidiaries provided first mortgage liens on certain properties.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
In February 2025, we and our lenders amended the agreement governing our revolving credit facility to reduce the minimum fixed charge coverage ratio covenant from 1.50x to 1.30x effective with respect to the fourth quarter of 2024 and continuing through the end of the loan term. In order to exercise the first extension option, we are required to maintain a 1.50x minimum fixed charge coverage ratio level as of and for the duration of the extension period. We also agreed to change the required collateral property debt yield to 10% effective with respect to the first quarter of 2025 and continuing through the end of the loan term and to swap collateral properties as follows: 47 hotels with an aggregate of 7,981 keys were released from the collateral pool and 35 travel centers leased to TA, which we refer to as TA Lease No. 5, were added as collateral to our revolving credit facility. Of the 47 hotels released from the collateral pool, 36 hotels with an aggregate of 4,862 keys and an aggregate undepreciated book value of $650,093 at the time of the amendment are part of our disposition plan. The collateral swap was completed in May 2025. As of September 30, 2025, our revolving credit facility was secured by 55 properties, including 17 hotels and 38 net lease properties, with an aggregate undepreciated book value of $894,032.
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
Senior Secured Notes Issuance
In September 2025, we issued $580,155 in aggregate principal amount at maturity of zero coupon senior secured notes due 2027 in a private offering, raising net proceeds of approximately $490,000, after giving effect to original issue discount and deducting the initial purchasers’ discount and estimated transaction fees and expenses. These notes are fully and unconditionally guaranteed on a joint and several basis by (i) newly formed wholly owned subsidiaries, or the TA Landlord Subsidiaries, that are the landlords with respect to a portfolio of our properties leased to TA, which we refer to as TA Lease No. 2, and (ii) all of our subsidiaries that guarantee our existing senior unsecured notes. These notes are secured by first-priority liens on the equity interests of subsidiaries that own and lease 36 of our travel center properties with an undepreciated carrying value of $416,952 as of September 30, 2025. These notes require no cash interest payments to accrue prior to maturity. The accreted value of these notes will increase at a rate of 7.50% per annum compounded semiannually on March 30 and September 30 of each year. We have a one-time option to extend the maturity date of these notes by one year, subject to the satisfaction of certain conditions and the payment of an extension fee.
Redemption of Senior Unsecured Notes
In September 2025, we redeemed at par all of our outstanding 5.25% senior unsecured notes due 2026 for a redemption price equal to the principal amount of $350,000, plus accrued and unpaid interest to but excluding the date of redemption. As a result of the redemption, we recorded a loss on early extinguishment of debt of $529 during the nine months ended September 30, 2025, which represented the write-off of unamortized discounts and issuance costs related to these notes.
In October 2025, we redeemed all $450,000 of our outstanding 4.75% senior unsecured notes due 2026 for a redemption price equal to the principal amount plus accrued and unpaid interest to but excluding the date of redemption and a make whole premium of $1,796.
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
Our net lease mortgage notes are summarized below:

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)

Note Class	Principal Outstanding as of September 30, 2025	Coupon Rate	Initial Term (in years)	Maturity
Class A	$301,060	5.15%	5	February 2028
Class B	171,883	5.55%	5	February 2028
Class C	132,200	6.70%	5	February 2028
Total / weighted average	$605,143	5.60%
The Class A notes and the Class B notes require monthly principal repayments at an annualized rate of 0.50% and 0.25% of the balance outstanding, respectively, and the Class C notes require interest payments only, with balloon payments due at maturity. The notes mature in February 2028 and may be redeemed without penalty 24 months prior to the scheduled maturity date beginning in February 2026. The notes are non-recourse and, as of September 30, 2025, were secured by 314 retail net lease properties owned by the Issuer. During the nine months ended September 30, 2025, the Issuer sold one retail net lease property that served as collateral under the notes. In connection with its sale, the property was released from the collateral pool in accordance with the terms of the agreement. As of September 30, 2025, the current leases relating to the 314 properties required annual minimum rents of $66,509 and had an aggregate undepreciated book value of $751,442.
On January 27, 2025, the Issuer issued a variable funding note, or the VFN, secured by the 314 net lease properties that secure our existing $605,143 of net lease mortgage notes. The VFN permits borrowings on a revolving basis up to $45,000 and the Issuer can borrow, repay and reborrow funds available until maturity. The maturity date of the VFN is January 27, 2027, and, subject to the payment of an extension fee and meeting certain other conditions, can be extended by one year at the Issuer’s option. The VFN requires interest payments only on drawings under the VFN based on SOFR plus a margin of 1.75%, and an unused commitment fee of 50 basis points per annum paid on undrawn amounts. As of September 30, 2025, the annual interest rate payable on borrowings under the VFN was 5.73%. The weighted average annual interest rate for borrowings under the VFN was 6.00% and 6.03% for the three and nine months ended September 30, 2025, respectively. As of both September 30, 2025 and November 4, 2025, we had $45,000 outstanding under the VFN.
Note 9. Shareholders’ Equity
Share Awards
On March 26, 2025, in accordance with our Trustee compensation arrangements, we awarded 32,490 of our common shares, valued at $2.77 per common share, the closing price of our common shares on The Nasdaq Stock Market LLC, or Nasdaq, on that day, in connection with the appointment of one of our Managing Trustees as part of his annual compensation.
On June 13, 2025, in accordance with our Trustee compensation arrangements, we awarded 40,425 of our common shares valued at $2.35 per common share, the closing price of our common shares on Nasdaq on that day to each of our seven Trustees as part of their annual compensation.
On September 9, 2025, we awarded under our equity compensation plan an aggregate of 1,432,396 of our common shares, valued at $2.85 per share, the closing price of our common shares on Nasdaq on that day, to our officers and certain other employees of RMR and certain employees of Sonesta.
Share Purchases
During the nine months ended September 30, 2025, we purchased an aggregate of 232,958 of our common shares, valued at $2.73 per common share, from current officers of ours and certain other current and former officers and employees of RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of prior awards of our common shares. We withheld and purchased these common shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the applicable purchase dates.

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
Distributions
During the nine months ended September 30, 2025, we declared and paid a regular quarterly distribution to common shareholders as follows:

Declaration Date	Record Date	Paid Date	Dividend Per Common Share	Total Distributions
January 16, 2025	January 27, 2025	February 20, 2025	$0.01	$1,666
April 10, 2025	April 22, 2025	May 15, 2025	0.01	1,667
July 10, 2025	July 21, 2025	August 14, 2025	0.01	1,669
			$0.03	$5,002
On October 9, 2025, we declared a regular quarterly distribution to common shareholders of record as of October 27, 2025 of $0.01 per common share, or approximately $1,681. We expect to pay this distribution on or about November 13, 2025.
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
For the three and nine months ended September 30, 2025 and 2024, the business management fees, property management fees and construction supervision fees and expense reimbursements recognized in our condensed consolidated financial statements were as follows:

	Financial Statement	Three Months Ended September 30,		Nine Months Ended September 30,
	Line Item	2025	2024	2025	2024
Pursuant to business management agreement:
Net business management fees (1)	General and administrative	$7,576	$7,411	$21,406	$22,608

Pursuant to property management agreement:
Property management fees	Net lease operating expenses	$2,162	$1,514	$6,359	$4,503
Construction supervision fees	Buildings, improvements and equipment (2)	401	1,540	1,523	4,570
		$2,563	$3,054	$7,882	$9,073

Expense reimbursement	Net lease operating expenses, general and administrative and buildings, improvements and equipment (2)	$1,241	$1,080	$3,541	$3,206

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
(1)The net business management fees we recognized for each of the three and nine months ended September 30, 2025 and 2024, reflect a reduction of $896 and $2,689, respectively, for the amortization of the liability we recorded in connection with our former investment in The RMR Group Inc., or RMR Inc.
(2)Amounts capitalized as buildings, improvements and equipment are depreciated over the estimated useful lives of the related assets.
Based on our common share total return, as defined in our business management agreement, as of September 30, 2025, no incentive fees are included in the net business management fees we recognized for the three and nine months ended September 30, 2025. The actual amount of annual incentive fees for 2025, if any, will be based on our common share total return, as defined in our business management agreement, for the three-year period ending December 31, 2025, and will be payable in January 2026. We did not incur an incentive fee payable to RMR for the year ended December 31, 2024.
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
Sonesta
Sonesta is a private company of which Adam Portnoy, one of our Managing Trustees, is a director and the controlling shareholder. One of Sonesta’s other directors and president and chief executive officer was our other Managing Trustee until March 2025, and Sonesta’s other director serves as one of RMR Inc.’s managing directors, as RMR’s and RMR Inc.’s executive vice president, general counsel and secretary and as our Secretary. Certain other officers and employees of Sonesta are former officers and employees of RMR. RMR also provides certain services to Sonesta. As of September 30, 2025, we owned 34% of Sonesta’s outstanding shares of common stock and Sonesta managed 135 of our hotels. See Notes 6 and 7 for further information regarding our relationships, agreements and transactions with Sonesta.
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
During the three months ended September 30, 2025, we recognized income tax expense of $253, which includes $1 of state tax expense and $252 of foreign tax expense. During the three months ended September 30, 2024, we recognized an income tax benefit of $77, which includes $50 of state tax benefit and $27 of foreign tax benefit.
During the nine months ended September 30, 2025, we recognized income tax expense of $1,553, which includes $501 of state tax expense and $1,052 of foreign tax expense. During the nine months ended September 30, 2024, we recognized income tax expense of $1,454, which includes $659 of state tax expense and $795 of foreign tax expense.
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

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30, 2025
	Hotels	Net Lease	Total
Revenues:
Hotel operating revenues	$377,576	$—	$377,576
Rental income	—	101,194	101,194
Total revenues	377,576	101,194	478,770

Less (plus):
Labor and benefits (1)	145,800	852	146,652
Management fees	14,204	2,162	16,366
Real estate taxes and insurance	30,665	710	31,375
Other operating expenses (2)	137,689	1,512	139,201
Depreciation and amortization	40,298	34,155	74,453
Interest expense	—	12,411	12,411
Other segment items (3)	2,011	2,186	4,197
Segment profit	6,909	47,206	54,115

Reconciliation of segment profit:
General and administrative			(11,057)
Transaction costs			(222)
Interest income			4,766
Interest expense			(95,365)
Loss on early extinguishment of debt, net			(529)
Income tax expense			(253)
Equity in earnings of an investee			1,600
Net loss			$(46,945)

	Nine Months Ended September 30, 2025
	Hotels	Net Lease	Total
Revenues:
Hotel operating revenues	$1,116,944	$—	$1,116,944
Rental income	—	300,441	300,441
Total revenues	1,116,944	300,441	1,417,385

Less (plus):
Labor and benefits (1)	430,675	2,530	433,205
Management fees	41,802	6,359	48,161
Real estate taxes and insurance	89,452	2,169	91,621
Other operating expenses (2)	401,182	5,245	406,427
Depreciation and amortization	132,495	106,088	238,583
Interest expense	—	37,084	37,084
Other segment items (3)	53,982	5,508	59,490
Segment (loss) profit	(32,644)	135,458	102,814

Reconciliation of segment profit or loss:
General and administrative			(30,831)
Transaction costs			(251)
Interest income			6,572
Interest expense			(274,888)
Loss on early extinguishment of debt, net			(529)
Income tax expense			(1,553)
Equity in losses of an investee			(2,873)
Net loss			$(201,539)
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

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30, 2024
	Hotels	Net Lease	Total
Revenues:
Hotel operating revenues	$390,935	$—	$390,935
Rental income	—	100,236	100,236
Total revenues	390,935	100,236	491,171

Less (plus):
Labor and benefits (1)	144,782	972	145,754
Management fees	14,391	1,523	15,914
Real estate taxes and insurance	26,455	834	27,289
Other operating expenses (2)	142,907	1,462	144,369
Depreciation and amortization	52,762	36,243	89,005
Interest expense	—	11,583	11,583
Other segment items (3)	697	8,827	9,524
Segment profit	8,941	38,792	47,733

Reconciliation of segment profit or loss:
General and administrative			(10,472)
Interest income			474
Interest expense			(87,543)
Loss on early extinguishment of debt, net			(133)
Income tax benefit			77
Equity in earnings of an investee			2,963
Net loss			$(46,901)

	Nine Months Ended September 30, 2024
	Hotels	Net Lease	Total
Revenues:
Hotel operating revenues	$1,139,657	$—	$1,139,657
Rental income	—	300,712	300,712
Total revenues	1,139,657	300,712	1,440,369

Less (plus):
Labor and benefits (1)	423,286	2,921	426,207
Management fees	41,746	4,512	46,258
Real estate taxes and insurance	91,262	2,510	93,772
Other operating expenses (2)	405,574	4,529	410,103
Depreciation and amortization	163,237	114,549	277,786
Interest expense	—	34,540	34,540
Other segment items (3)	34,540	15,052	49,592
Segment (loss) profit	(19,988)	122,099	102,111

Reconciliation of segment profit or loss:
General and administrative			(31,659)
Interest income			2,990
Interest expense			(249,850)
Loss on early extinguishment of debt, net			(16,181)
Income tax expense			(1,454)
Equity in losses of an investee			(5,091)
Net loss			$(199,134)
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

	As of September 30, 2025	As of December 31, 2024
Assets:
Hotels	$3,534,473	$3,897,132
Net Lease	2,891,166	2,942,585
Corporate	554,685	279,841
Total assets	$6,980,324	$7,119,558

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Capital expenditures:
Hotels	$46,271	$79,868	$130,233	$213,498
Net Lease	449	2,116	1,431	3,610
Total capital expenditures	$46,720	$81,984	$131,664	$217,108

SERVICE PROPERTIES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
(unaudited)
Note 14. Fair Value of Assets and Liabilities
The table below presents certain of our assets carried at fair value at September 30, 2025, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

		Fair Value at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-recurring Fair Value Measurement Assets:
Assets of properties held for sale (1)	$166,957	$—	$166,957	$—
(1)We recorded impairment charges totaling $7,530 during the nine months ended September 30, 2025, to reduce the carrying value of 17 hotels and one net lease property in our condensed consolidated balance sheet to their estimated fair value, less estimated costs to sell of $938, based on negotiated sales prices with third party buyers (Level 2 inputs as defined in the fair value hierarchy under GAAP).
In addition to the assets included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, revolving credit facility, VFN, net lease mortgage notes, senior notes and security deposits. At September 30, 2025 and December 31, 2024, the fair values of these financial instruments approximated their carrying values in our condensed consolidated balance sheets due to their short-term nature or floating interest rates, except as follows:

	September 30, 2025		December 31, 2024
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value
Senior Unsecured Notes, due 2026 at 5.25%	$—	$—	$348,730	$339,889
Senior Unsecured Notes, due 2026 at 4.75%	449,410	450,756	448,957	425,237
Senior Unsecured Notes, due 2027 at 4.95%	398,985	398,492	398,428	373,796
Senior Guaranteed Unsecured Notes, due 2027 at 5.50%	447,590	441,711	446,758	420,809
Senior Secured Notes, due 2027 at zero coupon	491,763	511,424	—	—
Net Lease Mortgage Notes, due 2028 at 5.60%	575,835	597,897	568,283	585,236
Senior Unsecured Notes, due 2028 at 3.95%	397,362	374,348	396,505	335,056
Senior Guaranteed Unsecured Notes, due 2029 at 8.375%	685,791	710,759	682,934	676,725
Senior Unsecured Notes, due 2029 at 4.95%	421,860	374,574	421,269	338,071
Senior Unsecured Notes, due 2030 at 4.375%	395,037	339,992	394,189	301,752
Senior Secured Notes, due 2031 at 8.625%	975,112	1,064,690	972,073	1,040,590
Senior Guaranteed Unsecured Notes, due 2032 at 8.875%	484,323	502,810	482,577	462,755
Total financial liabilities	$5,723,068	$5,767,453	$5,560,703	$5,299,916
(1)Carrying value includes unamortized discounts, premiums and certain debt issuance costs.
At September 30, 2025 and December 31, 2024, we estimated the fair values of our senior notes using an average of the bid and ask price of our then outstanding issuances of senior notes (Level 2 inputs). At September 30, 2025 and December 31, 2024, we estimated the fair value of our net lease mortgage notes using discounted cash flow analyses and current prevailing market rates as of the measurement dates (Level 3 inputs). As Level 3 inputs are unobservable, our estimated value may differ materially from the actual fair value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our 2024 Annual Report.
Overview (dollars in thousands, except per share amounts and per room hotel data)
We are a REIT organized under the laws of the State of Maryland. As of September 30, 2025, we owned 912 properties in 46 states, the District of Columbia, Canada and Puerto Rico.
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
We previously identified 122 hotels managed by Sonesta with a total of 15,931 keys for disposition in 2025. As of November 4, 2025, we sold 52 of these hotels with a total of 7,114 keys for a combined sales price of $391,352, excluding closing costs, entered into agreements to sell 69 hotels with a total of 8,695 keys for a combined sales price of $567,500, excluding closing costs, and are marketing for sale one hotel with 122 keys. Upon completion of the hotel sales, we expect to retain 59 hotels managed by Sonesta. As discussed in Note 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, in August 2025, we and Sonesta amended and restated our management agreements for the 59 retained hotels managed by Sonesta and waived any termination fees under the legacy Sonesta agreement associated with the sale of the 122 hotels.
Our current strategy is focused on reducing debt, transitioning to a company with the majority of its properties being service-focused retail net lease properties through the growth of our net lease portfolio and improving the performance of the hotels we expect to retain after completing the sale of our previously announced dispositions.
Management Agreements and Leases. At September 30, 2025, we owned 160 hotels managed by four operators. We leased all of these hotels to our wholly owned TRSs that are managed by hotel operating companies as of that date. At September 30, 2025, we also owned 752 service-focused retail properties leased to 178 tenants subject to “triple net” leases, where the tenants are generally responsible for the payment of operating expenses and capital expenditures. Our condensed consolidated statements of comprehensive income (loss) include hotel operating revenues and hotel operating expenses of our managed hotels and rental income and net lease operating expenses from our net lease properties.
Hotel Portfolio. As of September 30, 2025, we owned 160 hotels. During the three and nine months ended September 30, 2025, the U.S. hotel industry generally realized increases in average daily rate, or ADR, and decreases in revenue per available room, or RevPAR, compared to the corresponding 2024 periods. Our hotels produced decreases in ADR and increases in RevPAR, which we believe is partially a result of renovation disruption in the 2024 period.
The following table provides a summary for all of our hotels with these revenue metrics for the periods presented, which we believe are key indicators of performance at our hotels.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change		2025	2024	Change
Retained Hotels
No. of hotels	84	84	—		84	84	—
No. of rooms or suites	19,942	19,940	2		19,942	19,940	2
Occupancy	67.8%	66.4%	1.4	pts	64.6%	63.3%	1.3	pts
ADR	$168.00	$170.80	(1.6)%		$172.54	$172.61	—%
RevPAR	$113.96	$113.33	0.6%		$111.43	$109.26	2.0%
Exit Hotels
No. of hotels	76	130	(54)		76	130	(54)
No. of rooms or suites	9,594	16,935	(7,341)		9,594	16,935	(7,341)
Occupancy	71.1%	68.3%	2.8	pts	68.5%	65.0%	3.5	pts
ADR	$100.89	$106.11	(4.9)%		$103.25	$106.28	(2.9)%
RevPAR	$71.75	$72.45	(1.0)%		$70.77	$69.11	2.4%
All Hotels
No. of hotels	160	214	(54)		160	214	(54)
No. of rooms or suites	29,536	36,875	(7,339)		29,536	36,875	(7,339)
Occupancy	68.9%	67.2%	1.7	pts	65.9%	64.1%	1.8	pts
ADR	$145.50	$140.66	3.4%		$149.11	$141.73	5.2%
RevPAR	$100.25	$94.58	6.0%		$98.22	$90.84	8.1%
Comparable Hotels Data. We present occupancy, ADR and RevPAR for the periods presented on a comparable basis to facilitate comparisons between periods. We define comparable hotels as those that were owned by us and were open and operating for the entirety of the periods being compared. The following table provides a summary of these revenue metrics for the periods presented.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Change		2025	2024	Change
Retained Hotels
No. of hotels	84	84	—		84	84	—
No. of rooms or suites	19,942	19,942	—		19,942	19,942	—
Occupancy	67.8%	66.4%	1.4	pts	64.6%	63.3%	1.3	pts
ADR	$168.00	$170.80	(1.6)%		$172.54	$172.61	—%
RevPAR	$113.96	$113.33	0.6%		$111.43	$109.26	2.0%
Exit Hotels
No. of hotels	76	76	—		76	76	—
No. of rooms or suites	9,594	9,594	—		9,594	9,594	—
Occupancy	71.1%	71.2%	(0.1)	pts	68.5%	69.0%	(0.5)	pts
ADR	$100.89	$101.71	(0.8)%		$103.25	$103.85	(0.6)%
RevPAR	$71.75	$72.45	(1.0)%		$70.77	$71.63	(1.2)%
Comparable Hotels
No. of hotels	160	160	—		160	160	—
No. of rooms or suites	29,536	29,536	—		19,942	19,942	—
Occupancy	68.9%	67.9%	1.0	pts	65.9%	65.1%	0.8	pts
ADR	$145.50	$147.27	(1.2)%		$149.11	$148.96	0.1%
RevPAR	$100.25	$100.05	0.2%		$98.22	$97.04	1.2%

Net Lease Portfolio. As of September 30, 2025, we owned 752 service-focused retail net lease properties with an aggregate of 13,185,953 square feet leased to 178 tenants subject to “triple net” leases (where the tenants are responsible for payments of operating expenses and capital expenditures) requiring annual minimum rents of $388,745. Our net lease properties were 97.3% occupied as of September 30, 2025 with a weighted (by annual minimum rent) average lease term of 7.5 years, operating under 139 brands in 21 distinct industries. TA is our largest tenant and as of September 30, 2025, leased 175 of our travel centers under five master leases that expire in 2033 and require annual minimum rents of $264,262. In addition, TA receives an annual credit of $25,000 as a result of prepaid rent. BP Corporation North America Inc. guarantees payment under the TA leases, subject to a cap.
Additional details of our hotel operating agreements and our net lease agreements are set forth in Note 6 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations (amounts in thousands, except per share data)
Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Revenues:
Hotel operating revenues	$377,576	$390,935	$(13,359)	(3.4)%
Rental income	101,194	100,236	958	1.0%
Total revenues	478,770	491,171	(12,401)	(2.5)%

Expenses:
Hotel operating expenses	328,358	328,535	(177)	(0.1)%
Net lease operating expenses	5,236	4,791	445	9.3%
Depreciation and amortization - hotels	40,298	52,762	(12,464)	(23.6)%
Depreciation and amortization - net lease properties	34,155	36,243	(2,088)	(5.8)%
Total depreciation and amortization	74,453	89,005	(14,552)	(16.3)%
General and administrative	11,057	10,472	585	5.6%
Transaction related costs	2,683	—	2,683	n/m
Loss on asset impairment	27,067	13,692	13,375	97.7%
Total expenses	448,854	446,495	2,359	0.5%

Gain on sale of real estate, net	25,256	4,105	21,151	n/m
Interest income	4,841	537	4,304	n/m
Interest expense	(107,776)	(99,126)	(8,650)	8.7%
Loss on early extinguishment of debt, net	(529)	(133)	(396)	n/m
Loss before income tax (expense) benefit and equity in earnings of an investee	(48,292)	(49,941)	1,649	(3.3)%
Income tax (expense) benefit	(253)	77	(330)	n/m
Equity in earnings of an investee	1,600	2,963	(1,363)	(46.0)%
Net loss	$(46,945)	$(46,901)	$(44)	0.1%

Weighted average common shares outstanding (basic and diluted)	166,085	165,398	687	0.4%

Net loss per common share (basic and diluted)	$(0.28)	$(0.28)	$—	—%
References to changes in the income and expense categories below relate to the comparison of consolidated results for the three months ended September 30, 2025, compared to the three months ended September 30, 2024.
Hotel operating revenues. The decrease in hotel operating revenues is primarily a result of our sales of certain hotels since July 1, 2024 ($17,030), partially offset by increases in occupancy and average rates at certain hotels during the 2025 period ($3,671). Additional operating statistics of our hotels are included in the tables beginning on page 41.

Rental income. The increase in rental income is primarily a result of the acquisitions of certain net lease properties since July 1, 2024 ($937) and higher rental income recognized in the 2025 period ($137), partially offset by our sale of certain net lease properties since July 1, 2024 ($116).
Hotel operating expenses. The decrease in hotel operating expenses is primarily a result of our sales of certain hotels since July 1, 2024 ($14,373), partially offset by increases in wages and benefits ($7,510) and other operating expenses ($6,686) in the 2025 period.
Net lease operating expenses. The increase in net lease operating expenses is primarily the result of increased property management fees ($648) and other operating expenses ($529) in the 2025 period, partially offset by decreases resulting from the sale of certain net lease properties since July 1, 2024 ($732).
Depreciation and amortization - hotels. The decrease in depreciation and amortization - hotels is primarily a result of certain of our hotels classified as held for sale ($12,464) in the 2025 period.
Depreciation and amortization - net lease properties. The decrease in depreciation and amortization - net lease properties is primarily a result of certain of our depreciable assets becoming fully depreciated since July 1, 2024 ($2,203) and our sale of certain net lease properties since July 1, 2024 ($492), partially offset by increases from our acquisition of certain net lease properties since July 1, 2024 ($607).
General and administrative. The increase in general and administrative costs is primarily due to increases in other professional fees ($420) and business management fees ($165) in the 2025 period.
Transaction related costs. Transaction related costs for the 2025 period primarily consisted of costs related to the sale and renovation of certain hotels.
Loss on asset impairment. We recorded a $27,067 loss on asset impairment during the 2025 period to reduce the carrying value of 25 hotels and one net lease property to their estimated fair value less costs to sell. We recorded a $13,692 loss on asset impairment during the 2024 period to reduce the carrying value of four hotels and two net lease properties to their estimated fair value or estimated fair value less costs to sell.
Gain on sale of real estate, net. We recorded a $25,256 net gain on sale of real estate during the 2025 period in connection with the sales of 40 hotels and three net lease properties. We recorded a $4,105 net gain on sale of real estate during the 2024 period in connection with the sales of six hotels and four net lease properties.
Interest income. The increase in interest income is due to higher average cash balances invested and higher interest rates during the 2025 period compared to the 2024 period.
Interest expense. The increase in interest expense is primarily due to higher debt outstanding and weighted average interest rates during the 2025 period compared to the 2024 period.
Loss on early extinguishment of debt, net. We recorded a $529 loss on early extinguishment of debt, net in the 2025 period as a result of the redemption and write off of unamortized deferred financing costs and discounts of certain unsecured senior notes in the 2025 period. We recorded a $133 loss on early extinguishment of debt, net in the 2024 period as a result of the redemption and purchase of certain senior notes in the 2024 period.
Income tax (expense) benefit. The change from income tax benefit in the 2024 period to income tax expense in the 2025 period is due to increases in foreign tax expense ($279) and state tax expense ($51) during the 2025 period.
Equity in earnings of an investee. Equity in earnings of an investee represents our proportionate share of the earnings of Sonesta.
Net loss. Our net loss increased and our net loss per common share (basic and diluted) did not change in the 2025 period compared to the 2024 period primarily due to the revenue and expense changes discussed above.

Nine Months Ended September 30, 2025, Compared to the Nine Months Ended September 30, 2024

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Revenues:
Hotel operating revenues	$1,116,944	$1,139,657	$(22,713)	(2.0)%
Rental income	300,441	300,712	(271)	(0.1)%
Total revenues	1,417,385	1,440,369	(22,984)	(1.6)%

Expenses:
Hotel operating expenses	963,111	961,868	1,243	0.1%
Net lease operating expenses	16,303	14,472	1,831	12.7%
Depreciation and amortization - hotels	132,495	163,237	(30,742)	(18.8)%
Depreciation and amortization - net lease properties	106,088	114,549	(8,461)	(7.4)%
Total depreciation and amortization	238,583	277,786	(39,203)	(14.1)%
General and administrative	30,831	31,659	(828)	(2.6)%
Transaction related costs	4,139	—	4,139	n/m
Loss on asset impairment	81,788	51,030	30,758	60.3%
Total expenses	1,334,755	1,336,815	(2,060)	(0.2)%

Gain on sale of real estate, net	25,846	1,110	24,736	n/m
Interest income	6,912	3,318	3,594	108.3%
Interest expense	(311,972)	(284,390)	(27,582)	9.7%
Loss on early extinguishment of debt, net	(529)	(16,181)	15,652	(96.7)%
Loss before income tax expense and equity in losses of an investee	(197,113)	(192,589)	(4,524)	2.3%
Income tax expense	(1,553)	(1,454)	(99)	6.8%
Equity in losses of an investee	(2,873)	(5,091)	2,218	(43.6)%
Net loss	$(201,539)	$(199,134)	$(2,405)	1.2%

Weighted average common shares outstanding (basic and diluted)	165,816	165,252	564	0.3%

Net loss per common share (basic and diluted)	$(1.22)	$(1.21)	$(0.01)	0.8%
References to changes in the income and expense categories below relate to the comparison of consolidated results for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.
Hotel operating revenues. The decrease in hotel operating revenues is primarily a result of our sales of certain hotels since January 1, 2024 ($37,769), partially offset by increases in occupancy and average rates at certain hotels during the 2025 period ($15,056). Additional operating statistics of our hotels are included in the tables beginning on page 41.
Rental income. The decrease in rental income is primarily a result of our sales of certain net lease properties since January 1, 2024 ($934) and lower rental income recognized in the 2025 period ($538), partially offset by our acquisition of certain net lease properties during the 2025 period ($1,201).
Hotel operating expenses. The increase in hotel operating expenses is primarily a result of increases in wages and benefits ($21,830) and other operating expenses ($12,590) in the 2025 period, partially offset by our sales of certain hotels since January 1, 2024 ($33,177).
Net lease operating expenses. The increase in net lease operating expenses is primarily the result of increased property management fees ($1,847), partially offset by a decrease in other operating expenses at certain net lease properties ($16) in the 2025 period.
Depreciation and amortization - hotels. The decrease in depreciation and amortization - hotels is primarily a result of certain of our hotels classified as held for sale ($30,742) in the 2025 period.

Depreciation and amortization - net lease properties. The decrease in depreciation and amortization - net lease properties is primarily a result of certain of our depreciable assets becoming fully depreciated since January 1, 2024 ($7,855) and our sale of certain net lease properties since January 1, 2024 ($1,428), partially offset by increases from our acquisition of certain net lease properties since January 1, 2024 ($822).
General and administrative. The decrease in general and administrative costs is primarily due to decreases in business management fees ($1,202), partially offset by increase in other professional fees ($374) in the 2025 period.
Transaction related costs. Transaction related costs for the 2025 period primarily consisted of costs related to the sale and renovation of certain hotels, partially offset by the recovery of a working capital reserve related to our former agreement with Marriott International, Inc. previously deemed uncollectable and expensed in 2021.
Loss on asset impairment. We recorded a $81,788 loss on asset impairment during the 2025 period to reduce the carrying value of 28 hotels and three net lease properties to their estimated fair value less costs to sell. We recorded a $51,030 net loss on asset impairment during the 2024 period to reduce the carrying value of ten hotels and eight net lease properties to their estimated fair value or estimated fair value less costs to sell.
Gain on sale of real estate, net. We recorded a $25,846 net gain on sale of real estate during the 2025 period in connection with the sales of 46 hotels and ten net lease properties. We recorded a $1,110 net gain on sale of real estate during the 2024 period in connection with the sale of seven hotels and seven net lease properties.
Interest income. The increase in interest income is due to higher average cash balances invested during the 2025 period compared to the 2024 period.
Interest expense. The increase in interest expense is primarily due to higher weighted average interest rates during the 2025 period compared to the 2024 period.
Loss on early extinguishment of debt, net. We recorded a $529 loss on early extinguishment of debt, net in the 2025 period as a result of the redemption and write off of unamortized deferred financing costs and discounts of certain unsecured senior notes in the 2025 period. We recorded a $16,181 loss on early extinguishment of debt, net in the 2024 period as a result of the redemption and purchase of certain senior notes in the 2024 period.
Income tax expense. The increase in income tax expense is primarily due to an increase in our foreign tax expense ($257), partially offset by a decrease in state income tax expense ($158) during the 2025 period.
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
As of September 30, 2025, all 160 of our hotels were managed by four hotel operating companies. Our 752 service-focused retail net lease properties were leased to 178 tenants. The costs of operating and maintaining our properties are generally paid by the hotel managers as agents for us or by our tenants for their own account. Our hotel managers and tenants derive their funding for property operating expenses and for returns and rents due to us generally from property operating revenues and, to the extent these parties themselves fund our owner’s priority returns and rents, from their separate resources. As of September 30, 2025, Sonesta is our largest hotel manager (135 hotels) and TA is our largest tenant (175 travel centers).
We recorded reserves for uncollectable amounts and reduced rental income by $479 and $1,856 for the three and nine months ended September 30, 2025, respectively, based on our assessment of the collectability of rents. We recorded reserves for uncollectable amounts and reduced rental income by $515 and $1,557 for the three and nine months ended September 30, 2024, respectively, based on our assessment of the collectability of rents. We had reserves for uncollectable rents of $6,235 and $5,058 as of September 30, 2025 and December 31, 2024, respectively, included in other assets, net in our condensed consolidated balance sheets.
We define net lease rent coverage as earnings before interest, taxes, depreciation, amortization and rent, or EBITDAR, divided by the annual minimum rent due to us weighted by the minimum rent of the property to total minimum rents of the net lease portfolio. Tenants with no minimum rent required under the lease are excluded. EBITDAR amounts used to determine rent coverage are generally for the latest twelve-month period, based on the most recent operating information, if any, furnished by our tenants. Operating statements furnished by our tenants often are unaudited and, in certain cases, may not have been prepared in accordance with GAAP and are not independently verified by us. In instances where we do not have tenant financial information, we calculate an implied coverage ratio for the period based on other tenants with available financial statements operating the same brand or within the same industry. As a result, we believe using this implied coverage metric provides a more reasonable estimated representation of recent operating results and the financial condition for those tenants. Our net lease properties generated rent coverage of 2.04x and 2.16x as of September 30, 2025 and 2024, respectively.
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
The following is a summary of our sources and uses of cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2024
Cash and cash equivalents and restricted cash at the beginning of the period	$157,386	$197,830
Net cash provided by (used in):
Operating activities	136,305	149,043
Investing activities	123,218	(180,121)
Financing activities	24,323	(103,906)
Cash and cash equivalents and restricted cash at the end of the period	$441,232	$62,846

The decrease in cash flow provided by operating activities in the 2025 period is primarily due to the sale of certain hotels and lower returns from our hotel portfolio in the 2025 period. The change from cash flow used in investing activities in the 2024 period to cash flow provided by investing activities in the 2025 period is primarily due to higher proceeds from the sale of real estate and decreased real estate improvements during the 2025 period, partially offset by real estate acquisitions during the 2025 period. The change from cash flow used in financing activities in the 2024 period to cash flow provided by financing activities during the 2025 period is primarily due to higher net borrowings, partially offset by lower distributions to common shareholders during the 2025 period.
We maintain our qualification for taxation as a REIT under the IRC by meeting certain requirements. We lease 160 hotels to our wholly owned TRSs that are managed by hotel operating companies. As a REIT, we do not expect to pay federal income taxes on the majority of our income; however, the income realized by our TRSs in excess of the rent they pay to us is subject to U.S. federal income tax at corporate income tax rates. In addition, the income we receive from our hotels in Canada and Puerto Rico is subject to taxes in those jurisdictions and we are subject to taxes in certain states where we have properties despite our qualification for taxation as a REIT.
Our Investment and Financing Liquidity and Capital Resources
Our hotel operating agreements generally provide that, if necessary, we may provide our managers with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. During the nine months ended September 30, 2025, we funded $126,465 for capital improvements in excess of FF&E reserves available to our hotels. We currently expect to fund $70,000 during the last three months of 2025 and $150,000 in 2026 for capital improvements to certain hotels using cash on hand.
Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. We own all the FF&E escrows for our hotels. During the nine months ended September 30, 2025, certain of our hotel managers deposited $4,519 to these accounts and spent $3,570 from the FF&E reserve escrow accounts to renovate and refurbish our hotels. As of September 30, 2025, there was $6,391 on deposit in these escrow accounts, which was held directly by us and is reflected in our condensed consolidated balance sheets as restricted cash.
Our net lease portfolio leases do not require FF&E escrow deposits and tenants under these leases are generally required to maintain the leased properties, including structural and non-structural components. We may provide tenant improvement allowances to tenants in certain cases or may develop sites with the intent to lease them. During the nine months ended September 30, 2025, we funded $1,431 for capital improvements to our net lease properties. As of September 30, 2025, we had $5,576 of unspent leasing-related obligations related to certain of our net lease tenants.

During the nine months ended September 30, 2025, we sold 56 properties for a combined sales price of $343,893, excluding closing costs. From October 1, 2025 through November 4, 2025, we sold six hotels with a total of 777 keys for a combined sales price of $66,500, excluding closing costs, and one net lease property with 37,440 square feet for a sales price of $550, excluding closing costs. We have also entered into agreements to sell 69 hotels with a total of 8,695 keys for a combined sales price of $567,500, excluding closing costs. These pending sales are subject to conditions; accordingly, we cannot be sure that we will complete these sales, that these sales will not be delayed or that the terms will not change. We are at various stages of selling six net lease properties with a total of 80,249 square feet and one hotel with 122 keys. We believe it is probable that the sales of the 69 hotel properties will be completed by the end of 2025 and the sales of the remainder of these properties will be completed within one year. We expect to use the net sales proceeds from these sales for general business purposes, including to repay debt.
During the nine months ended September 30, 2025, we acquired 20 net lease properties with a total of 150,776 square feet for a combined purchase price of $54,701, excluding closing costs, using cash on hand. From October 1, 2025 through November 4, 2025, we acquired four net lease properties with a total of 21,703 square feet for a combined purchase price of $15,942, excluding closing costs, using cash on hand. We have also entered into agreements to acquire five net lease properties with a total of 111,279 square feet for a combined purchase price of $25,350, excluding closing costs. We currently expect to fund these acquisitions using cash on hand. These pending acquisitions are subject to conditions; accordingly, we cannot be sure that we will complete these acquisitions, that these acquisitions will not be delayed or that the terms will not change.
During the nine months ended September 30, 2025, we declared and paid a regular quarterly distribution to common shareholders using cash on hand as follows:

Declaration Date	Record Date	Paid Date	Dividend Per Common Share	Total Distributions
January 16, 2025	January 27, 2025	February 20, 2025	$0.01	$1,666
April 10, 2025	April 22, 2025	May 15, 2025	0.01	1,667
July 10, 2025	July 21, 2025	August 14, 2025	0.01	1,669
			$0.03	$5,002
On October 9, 2025, we declared a regular quarterly distribution to common shareholders of record as of October 27, 2025 of $0.01 per common share, or approximately $1,681. We expect to pay this distribution on or about November 13, 2025 using cash on hand.
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
Interest payable on drawings under our revolving credit facility is based on SOFR plus a margin ranging from 1.50% to 3.00% based on our leverage ratio, as defined in our credit agreement, which was 2.50% as of September 30, 2025. We also pay unused commitment fees of 20 to 30 basis points per annum on the total amount of lending commitments under our revolving credit facility based on amounts outstanding. As of September 30, 2025 and 2024, the annual interest rate payable on borrowings under our revolving credit facility was 6.74% and 7.46%, respectively. As of September 30, 2025 and November 4, 2025, we had no borrowings outstanding under our revolving credit facility and $650,000 available for borrowings.
As collateral for all loans and other obligations under our revolving credit facility, certain of our subsidiaries pledged all of their respective equity interests in certain of our direct and indirect property owning subsidiaries, and our pledged subsidiaries provided first mortgage liens on certain properties, as discussed below.

In February 2025, we and our lenders amended the agreement governing our revolving credit facility to reduce the minimum fixed charge coverage ratio covenant from 1.50x to 1.30x effective with respect to the fourth quarter of 2024 and continuing through the end of the loan term. In order to exercise the first extension option, we are required to maintain a 1.50x minimum fixed charge coverage ratio level as of and for the duration of the extension period. We also agreed to change the required collateral property debt yield to 10% effective with respect to the first quarter of 2025 and continuing through the end of the loan term and to swap collateral properties as follows: 47 hotels with an aggregate of 7,981 keys were released from the collateral pool and 35 travel centers leased to TA, which we refer to as TA Lease No. 5, were added as collateral to our revolving credit facility. Of the 47 hotels released from the collateral pool, 36 hotels with an aggregate of 4,862 keys and an aggregate undepreciated book value of $650,093 at the time of the amendment are part of our disposition plan. The collateral swap was completed in May 2025. As of September 30, 2025, our revolving credit facility was secured by 55 properties, including 17 hotels and 38 net lease properties, with an aggregate undepreciated book value of $894,032.
Senior Secured Notes Issuance
In September 2025, we issued $580,155 in aggregate principal amount at maturity of zero coupon senior secured notes due 2027 in a private offering, raising net proceeds of approximately $490,000, after giving effect to original issue discount and deducting the initial purchasers’ discount and estimated transaction fees and expenses. These notes are fully and unconditionally guaranteed on a joint and several basis by (i) the TA Landlord Subsidiaries that are the landlords with respect to a portfolio of our properties leased to TA, which we refer to as TA Lease No. 2, and (ii) all of our subsidiaries that guarantee our existing senior unsecured notes. These notes are secured by first-priority liens on the equity interests of subsidiaries that own and lease 36 of our travel center properties with an undepreciated carrying value of $416,952 as of September 30, 2025. These notes require no cash interest payments to accrue prior to maturity. The accreted value of these secured notes will increase at a rate of 7.50% per annum compounded semiannually on March 30 and September 30 of each year. We have a one-time option to extend the maturity date of these notes by one year, subject to the satisfaction of certain conditions and the payment of an extension fee. The net proceeds from this offering were used repay amounts outstanding under our revolving credit facility.
Redemption of Senior Unsecured Notes
In September 2025, we redeemed at par all of our outstanding 5.25% senior unsecured notes due 2026 for a redemption price equal to the principal amount of $350,000, plus accrued and unpaid interest to but excluding the date of redemption. The redemption was funded using cash on hand.
In October 2025, we redeemed all $450,000 of our outstanding $450,000 4.75% senior unsecured notes due 2026 for a redemption price equal to the principal amount plus accrued and unpaid interest to but excluding the date of redemption and a make whole premium of $1,796. The redemption was funded using cash on hand and borrowings under our revolving credit facility.

Net Lease Mortgage Notes
On January 27, 2025, the Issuer issued the VFN secured by the 314 net lease properties that secure our existing $605,143 of net lease mortgage notes. The VFN permits borrowings on a revolving basis up to $45,000 and the Issuer can borrow, repay and reborrow funds available until maturity. The maturity date of the VFN is January 27, 2027, and, subject to the payment of an extension fee and meeting certain other conditions, can be extended by one year at the Issuer’s option. The VFN requires interest payments only on drawings under the VFN based on SOFR plus a margin of 1.75%, and an unused commitment fee of 50 basis points per annum paid on undrawn amounts. As of September 30, 2025, the annual interest rate payable on borrowings under the VFN was 5.73%. The weighted average annual interest rate for borrowings under the VFN was 6.00% and 6.03% for the three and nine months ended September 30, 2025, respectively. As of both September 30, 2025 and November 4, 2025, $45,000 was outstanding under the VFN.
Our debt maturities (other than our revolving credit facility and VFN) as of September 30, 2025 were as follows:

Year	Debt Maturities
2025	$490
2026	451,958
2027	1,432,113
2028	1,000,737
2029	1,125,000
Thereafter	1,900,000
$5,910,298
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

Debt Covenants
Our debt obligations at September 30, 2025 consisted of $5,305,155 aggregate principal amounts of senior notes, $605,143 aggregate principal amounts of net lease mortgage notes and $45,000 of borrowings outstanding under the VFN. For further information regarding our indebtedness, see Note 8 to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Our publicly and privately issued senior notes are governed by our indentures and related supplements. These indentures and related supplements and our credit agreement contain covenants that generally restrict our ability to incur debt, including debt secured by mortgages on our properties, in excess of calculated amounts, and require us to maintain various financial ratios. Our credit agreement, net lease mortgage notes, secured senior notes and unsecured senior notes, indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR ceasing to act as our business manager. As of September 30, 2025, we believe we were in compliance with all of the covenants under our indentures and their supplements, net lease mortgage notes and our credit agreement.
Senior Notes Indenture Covenants
The following table summarizes the results of the financial tests required by the indentures and related supplements for our senior secured and unsecured notes as of September 30, 2025:

	Actual Results (1)	Covenant Requirement
Total debt / adjusted total assets	57.5%	Maximum of 60%
Secured debt / adjusted total assets	23.9%	Maximum of 40%
Consolidated income available for debt service / debt service	1.56x	Minimum of 1.50x
Total unencumbered assets / unsecured debt	202.6%	Minimum 150%
Total unencumbered assets in guarantor subsidiaries / senior guaranteed unsecured debt	3.84x	Minimum of 2.20x
(1) As adjusted for the redemption of $450,000 of 4.75% senior unsecured notes redeemed in October 2025.

As of September 30, 2025, as adjusted for the redemption of $450,000 of 4.75% senior unsecured notes redeemed in October 2025, adjusted total assets for covenant purposes as defined in our senior notes indentures were $9,746,354 and assets encumbered under our revolving credit facility, serving as collateral for our net lease mortgage notes or secured senior notes represented $3,112,680 of adjusted total assets, as defined in our senior notes indentures. Our unencumbered hotels, travel centers, other net lease properties and other corporate assets represent $5,130,095, $457,181, $851,505 and $194,893 of adjusted total assets, respectively.
The following table presents the calculation of adjusted total assets to total assets in accordance with GAAP:

Total assets	$6,630,324
Plus: accumulated depreciation (1)	2,931,891
Plus: impairment and other adjustments to reflect original cost of real estate assets	405,597
Less: accounts receivable and intangibles	(221,458)
Adjusted total assets	$9,746,354
(1)Includes $498,233 of accumulated depreciation on assets of properties held for sale.
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

Supplemental Guarantor Information
Our 5.50% Senior Notes due 2027, or the 2027 Notes, our 8.375% Senior Guaranteed Unsecured Notes due 2029, or the 2029 Notes, and our 8.875% Senior Guaranteed Unsecured Notes due 2032, or the 2032 Notes, are fully and unconditionally guaranteed, on a joint and several basis and on a senior unsecured basis, by all of our subsidiaries, except for certain excluded subsidiaries, including our foreign subsidiaries and our subsidiaries pledged under our credit agreement and our net lease mortgage notes. The notes and the guarantees will be effectively subordinated to all of our and the subsidiary guarantors’ secured indebtedness, respectively, to the extent of the value of the collateral securing such secured indebtedness, and will be structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. Our remaining $2,075,000 of senior unsecured notes do not have the benefit of any guarantees.
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
The following table presents summarized financial information for us and the subsidiary guarantors, on a combined basis, after elimination of (i) intercompany transactions and balances among us and the subsidiary guarantors, and (ii) equity in earnings from, and any investments in, any of our non-guarantor subsidiaries:

	As of September 30, 2025	As of December 31, 2024
Real estate properties, net (1)	$3,913,336	$4,167,260
Other assets, net	778,508	507,507

Indebtedness, net	$5,147,233	$5,142,420
Intercompany balances (2)	1,558,539	751,637
Other liabilities	330,279	358,778

Nine Months Ended September 30, 2025
Revenues	$1,134,198
Expenses	1,395,011
Net loss	$(260,813)
(1)Real estate properties, net as of September 30, 2025 includes $33,234 of properties owned directly by us and not included in the assets of the subsidiary guarantors.
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

Property and Operating Statistics (dollars in thousands, except hotel statistics)
As of September 30, 2025, we owned and managed a diverse portfolio of hotels and net lease properties across the United States and in Puerto Rico and Canada with 148 distinct brands across 22 industries.
Hotel Portfolio
The following tables summarize the operating statistics, including occupancy, ADR and RevPAR reported to us by our hotel managers by hotel brand for the periods indicated. All operating data presented are based upon the operating results provided by our hotel managers for the indicated periods. We have not independently verified our managers’ operating data.

All Hotels*			No. of Rooms or Suites	Occupancy				ADR			RevPAR
	Service Level	No. of Hotels		Three Months Ended September 30,				Three Months Ended September 30,			Three Months Ended September 30,
Brand				2025	2024		Change	2025	2024	Change	2025	2024	Change
Retained Hotels:
Royal Sonesta Hotels®	Full Service	17	5,663	67.5%	67.5%		– pts	$223.89	$227.48	(1.6)%	$151.04	$153.49	(1.6)%
Sonesta Hotels & Resorts®	Full Service	22	7,207	64.8%	60.5%		4.3 pts	154.77	158.39	(2.3)%	100.29	95.87	4.6%
Radisson® Hotels & Resorts	Full Service	5	1,149	61.6%	67.2%		(5.6) pts	153.93	148.21	3.9%	94.78	99.53	(4.8)%
Country Inn & Suites® by Radisson	Full Service	2	346	80.3%	78.3%		2.0 pts	158.34	167.43	(5.4)%	127.10	131.05	(3.0)%
Crowne Plaza®	Full Service	1	495	65.6%	62.7%		2.9 pts	150.00	141.21	6.2%	98.36	88.49	11.2%
Full Service Total/Average		47	14,860	66.0%	64.2%		1.8 pts	181.58	184.94	(1.8)%	119.76	118.68	0.9%
Sonesta ES Suites®	Extended Stay	7	958	81.0%	75.2%		5.8 pts	151.09	157.62	(4.1)%	122.45	118.60	3.2%
Sonesta Select®	Select Service	6	873	70.4%	70.8%		(0.4) pts	150.13	156.51	(4.1)%	105.67	110.78	(4.6)%
Sonesta Simply Suites®	Extended Stay	7	1,144	73.1%	76.4%		(3.3) pts	125.04	123.76	1.0%	91.35	94.53	(3.4)%
Hyatt Place®	Select Service	17	2,107	71.2%	70.4%		0.8 pts	119.27	120.02	(0.6)%	84.95	84.50	0.5%
Focused Service Total/Average		37	5,082	73.3%	72.7%		0.6 pts	132.28	134.34	(1.5)%	97.02	97.70	(0.7)%
Retained Hotels Total/Average		84	19,942	67.8%	66.4%		1.4 pts	$168.00	$170.80	(1.6)%	$113.96	$113.33	0.6%

Exit Hotels:
Sonesta ES Suites®	Extended Stay	32	4,101	72.5%	72.0%		0.5 pts	$121.09	$121.86	(0.6)%	$87.83	$87.70	0.1%
Sonesta Select®	Select Service	6	880	52.4%	54.4%		(2.0) pts	99.01	99.65	(0.6)%	51.85	54.24	(4.4)%
Sonesta Simply Suites®	Extended Stay	38	4,613	73.4%	73.8%		(0.4) pts	83.42	84.53	(1.3)%	61.25	62.37	(1.8)%
Exit Hotels Total/Average		76	9,594	71.1%	71.2%	(0.1)	pts	100.89	101.71	(0.8)%	71.75	72.45	(1.0)%

All Hotels Total/Average		160	29,536	68.9%	67.9%		1.0 pts	$145.50	$147.27	(1.2)%	$100.25	$100.05	0.2%

*Includes results of all hotels owned as of September 30, 2025. Excludes the results of hotels sold during the periods presented. Retained Hotels represents 59 hotels managed by Sonesta, 17 hotels managed by Hyatt, seven hotels managed by Radisson, and one hotel managed by IHG that we will continue to own after the Exit Hotels are sold. Exit Hotels represents 76 hotels managed by Sonesta that we plan to sell.

All Hotels*			No. of Rooms or Suites	Occupancy				ADR			RevPAR
	Service Level	No. of Hotels		Nine Months Ended September 30,				Nine Months Ended September 30,			Nine Months Ended September 30,
Brand				2025	2024		Change	2025	2024	Change	2025	2024	Change
Retained Hotels:
Royal Sonesta Hotels®	Full Service	17	5,663	62.3%	61.9%		0.4 pts	$235.10	$234.33	0.3%	$146.53	$145.13	1.0%
Sonesta Hotels & Resorts®	Full Service	22	7,207	61.8%	60.6%		1.2 pts	162.92	162.24	0.4%	100.69	98.29	2.4%
Radisson® Hotels & Resorts	Full Service	5	1,149	62.0%	66.3%		(4.3) pts	153.67	148.43	3.5%	95.22	98.42	(3.3)%
Country Inn & Suites® by Radisson	Full Service	2	346	68.7%	71.1%		(2.4) pts	146.38	153.08	(4.4)%	100.61	108.82	(7.5)%
Crowne Plaza®	Full Service	1	495	68.9%	65.5%		3.4 pts	144.53	144.86	(0.2)%	99.55	94.95	4.8%
Full Service Total/Average		47	14,860	62.4%	62.0%		0.4 pts	188.56	187.69	0.5%	117.69	116.28	1.2%
Sonesta ES Suites®	Extended Stay	7	958	76.6%	72.7%		3.9 pts	151.22	155.75	(2.9)%	115.77	113.16	2.3%
Sonesta Select®	Select Service	6	873	68.0%	65.6%		2.4 pts	138.10	142.05	(2.8)%	93.88	93.25	0.7%
Sonesta Simply Suites®	Extended Stay	7	1,144	71.3%	71.9%		(0.6) pts	123.54	121.71	1.5%	88.09	87.46	0.7%
Hyatt Place®	Select Service	17	2,107	69.4%	62.9%		6.5 pts	122.90	121.53	1.1%	85.29	76.50	11.5%
Focused Service Total/Average		37	5,082	70.9%	67.2%		3.7 pts	131.31	131.98	(0.5)%	93.14	88.76	4.9%
Retained Hotels Total/Average		84	19,942	64.6%	63.3%		1.3 pts	$172.54	$172.61	—%	$111.43	$109.26	2.0%

Exit Hotels:
Sonesta ES Suites®	Extended Stay	32	4,101	70.9%	70.4%		0.5 pts	$123.46	$123.74	(0.2)%	$87.54	$87.15	0.4%
Sonesta Select®	Select Service	6	880	58.0%	59.5%		(1.5) pts	115.21	117.77	(2.2)%	66.81	70.04	(4.6)%
Sonesta Simply Suites®	Extended Stay	38	4,613	68.5%	69.5%		(1.0) pts	82.71	83.66	(1.1)%	56.63	58.14	(2.6)%
Exit Hotels Total/Average		76	9,594	68.5%	69.0%	(0.5)	pts	103.25	103.85	(0.6)%	70.77	71.63	(1.2)%

All Hotels Total/Average		160	29,536	65.9%	65.1%		0.8 pts	$149.11	$148.96	0.1%	$98.22	$97.04	1.2%
*Includes results of all hotels owned as of September 30, 2025. Excludes the results of hotels sold during the periods presented. Retained Hotels represents 59 hotels managed by Sonesta, 17 hotels managed by Hyatt, seven hotels managed by Radisson, and one hotel managed by IHG that we will continue to own after the Exit Hotels are sold. Exit Hotels represents 76 hotels managed by Sonesta that we plan to sell.
Net Lease Portfolio
As of September 30, 2025, our net lease properties were 97.3% occupied and we had 20 properties available for lease. During the nine months ended September 30, 2025, we entered into lease renewals for 559,303 rentable square feet (21 properties) at weighted (by rentable square feet) average rents that were 5.3% below the prior rents for the same space. The weighted (by rentable square feet) average lease term for these leases was 10.4 years. We also entered into new leases for 19,371 rentable square feet (four properties) at rent that was 1.9% below the prior rent for the same space. The weighted (by rentable square feet) average lease term for these leases was 14.5 years.
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

As of September 30, 2025, our net lease tenants operated across 139 brands. The following table identifies the top ten brands based on annualized minimum rent:

	Brand	No. of Properties	Investment (1)	Percent of Total Investment	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent	Rent Coverage (2)
1.	TravelCenters of America Inc.	131	$2,254,950	44.6%	$180,329	46.4%	1.27	x	(3)
2.	Petro Stopping Centers	44	1,015,156	20.1%	83,933	21.6%	1.27	x	(3)
3.	The Great Escape	14	98,242	1.9%	7,711	2.0%	4.75	x
4.	Life Time Fitness	3	92,617	1.8%	6,347	1.6%	2.59	x
5.	Buehler's Fresh Foods	5	76,469	1.5%	5,657	1.5%	2.72	x
6.	Heartland Dental	59	61,120	1.2%	4,841	1.2%	4.79	x
7.	Pizza Hut	44	51,312	1.0%	4,124	1.1%	2.17	x
8.	Express Oil Change	23	49,724	1.0%	3,717	1.0%	5.77	x
9.	AMC Theatres	5	57,446	1.1%	3,575	0.9%	1.83	x
10.	Norms	10	53,673	1.1%	3,430	0.9%	3.75	x
	Other (4)	414	1,244,967	24.7%	85,081	21.8%	3.74	x
	Total	752	$5,055,676	100.0%	$388,745	100.0%	2.04	x
(1)Represents the historical cost of our properties plus capital improvements funded by us less impairment write-downs, if any.
(2)See page 33 for our definition of rent coverage.
(3)Rent coverage information provided by tenant is for all 175 sites on a consolidated basis and is as of September 30, 2025.
(4)Consists of 129 distinct brands with an average investment of $3,007 per property and average annual minimum rent of $206 per property.
As of September 30, 2025, our top ten net lease tenants based on our annualized minimum rent are listed below:

	Tenant	Brand Affiliation	No. of Properties	Investment (1)	Percent of Total Investment	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent	Rent Coverage (2)
1.	TravelCenters of America Inc. (3)	TravelCenters of America / Petro Stopping Centers	175	$3,270,106	64.7%	$264,262	68.0%	1.27x
2.	Universal Pool Co., Inc.	The Great Escape	14	98,242	1.9%	7,711	2.0%	4.75x
3.	Healthy Way of Life II, LLC	Life Time Fitness	3	92,617	1.8%	6,347	1.6%	2.59x
4.	Styx Acquisition, LLC	Buehler's Fresh Foods	5	76,469	1.5%	5,657	1.5%	2.72x
5.	Professional Resource Development, Inc.	Heartland Dental	59	61,120	1.2%	4,841	1.2%	4.79x
6.	Express Oil Change, L.L.C.	Express Oil Change	23	49,724	1.0%	3,717	1.0%	5.77x
7.	Norms Restaurants, LLC	Norms	10	53,673	1.1%	3,430	0.9%	3.75x
8.	Pilot Travel Centers LLC	Flying J Travel Plaza	3	41,681	0.8%	3,312	0.9%	3.14x
9.	Automotive Remarketing Group, Inc.	America's Auto Auction	6	38,314	0.8%	3,216	0.8%	10.27x
10.	Fleet Farm Group LLC	Fleet Farm	1	37,802	0.7%	2,894	0.7%	2.11x
	Subtotal, top 10		299	3,819,748	75.5%	305,387	78.6%	1.67x
11.	Other (4)	Various	453	1,235,928	24.5%	83,358	21.4%	3.40x
	Total		752	$5,055,676	100.0%	$388,745	100.0%	2.04x
(1)Represents the historical cost of our net lease properties plus capital improvements funded by us less impairment write-downs, if any.
(2)See page 33 for our definition of rent coverage.
(3)TA is our largest tenant. As of September 30, 2025, we leased 175 travel centers (131 under the TravelCenters of America brand and 44 under the Petro Stopping Centers brand) to a subsidiary of TA under five master leases that expire in 2033. TA has five renewal options for 10 years each for all of the travel centers under each lease. BP Corporation North America Inc. guarantees payment under each of the five master leases. The aggregate guaranty as of September 30, 2025 was $3,037,475. Annualized minimum rent excludes the impact of rents prepaid by TA. Rent coverage was 1.31x, 1.30x, 1.40x, 1.32x and 1.08x for our TA leases no. 1, no. 2, no. 3, no. 4 and no. 5, respectively. Rent coverage is as of September 30, 2025.
(4)Consists of 168 tenants with an average investment of $2,728 per property and an average annual minimum rent of $184 per property.

As of September 30, 2025, our net lease tenants operated across 21 distinct industries within the service-focused retail sector of the U.S. economy.

	Industry	No. of Properties	Investment (1)	Percent of Total Investment	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent	Rent Coverage (2)
1.	Travel Centers	178	$3,311,787	65.5%	$267,574	68.8%	1.29 x		(3)
2.	Restaurants - Quick Service	211	293,499	5.8%	20,758	5.3%	2.88	x
3.	Health and Fitness	14	196,097	3.9%	12,463	3.2%	2.11	x
4.	Restaurants - Casual Dining	56	198,586	3.9%	12,184	3.1%	3.26	x
5.	Grocery Stores	19	129,152	2.6%	9,317	2.4%	3.22	x
6.	Medical, Dental Office	70	104,042	2.1%	8,354	2.1%	3.56	x
7.	Movie Theaters	14	134,474	2.7%	8,253	2.1%	1.94	x
8.	Automotive Equipment and Services	64	107,141	2.1%	7,865	2.0%	4.98	x
9.	Home Goods and Leisure	14	98,242	1.9%	7,711	2.0%	4.75	x
10.	Automotive Dealers	8	62,656	1.2%	5,094	1.3%	8.06	x
11.	General Merchandise Stores	4	55,457	1.1%	4,054	1.0%	2.94	x
12.	Entertainment	3	51,473	1.0%	3,947	1.0%	1.29	x
13.	Educational Services	7	44,820	0.9%	3,478	0.9%	1.94	x
14.	Building Materials	29	34,006	0.7%	3,258	0.8%	8.62	x
15.	Car Washes	7	36,125	0.7%	2,840	0.7%	4.96	x
16.	Miscellaneous Manufacturing	5	24,355	0.5%	1,730	0.4%	14.26	x
17.	Sporting Goods	3	18,548	0.4%	1,106	0.3%	4.32	x
18.	Legal Services	5	11,362	0.2%	1,097	0.3%	3.32	x
19.	Dollar Stores	7	10,164	0.2%	721	0.2%	2.34	x
20.	Drug Stores and Pharmacies	3	9,699	0.2%	590	0.2%	1.26	x
21.	Other (4)	11	66,054	1.3%	6,351	1.9%	4.53	x
22.	Vacant	20	57,937	1.1%	—	—%	—	x
	Total	752	$5,055,676	100.0%	$388,745	100.0%	2.04	x
(1)Represents the historical cost of our net lease properties plus capital improvements funded by us less impairment write-downs, if any.
(2)See page 33 for our definition of rent coverage.
(3)Rent coverage for TA is as of September 30, 2025.
(4)Consists of miscellaneous businesses with an average investment of $6,005 per property.

As of September 30, 2025, lease expirations at our net lease properties by year are as follows:

Year (1)	Number of Properties	Square Feet	Annualized Minimum Rent Expiring	Percent of Total Annualized Minimum Rent Expiring	Cumulative Percent of Total Annualized Minimum Rent Expiring
2025	13	140,372	$2,497	0.6%	0.6%
2026	104	1,072,915	13,359	3.4%	4.0%
2027	36	1,007,582	12,781	3.3%	7.3%
2028	22	594,918	9,662	2.5%	9.8%
2029	73	602,537	10,193	2.6%	12.4%
2030	35	290,019	6,707	1.7%	14.1%
2031	29	404,162	5,493	1.4%	15.5%
2032	35	137,154	2,903	0.7%	16.2%
2033	213	5,371,427	270,537	69.6%	85.8%
2034	22	289,885	5,728	1.6%	87.4%
2035	47	1,179,701	20,565	5.3%	92.7%
2036	15	350,190	6,110	1.6%	94.3%
2037	11	318,609	3,306	0.9%	95.2%
2038	6	44,484	1,201	0.3%	95.5%
2039	13	178,338	4,076	1.0%	96.5%
2040	27	170,179	4,446	1.1%	97.6%
2041	9	233,084	2,802	0.7%	98.3%
2042	1	5,775	160	—%	98.3%
2043	7	127,440	2,158	0.6%	98.9%
2044	2	93,010	278	0.1%	99.0%
2045	12	157,306	3,783	1.0%	100.0%
Total	732	12,769,087	$388,745	100.0%
(1)The year of lease expiration is pursuant to contract terms.
As of September 30, 2025, shown below is the list of our top ten states where our net lease properties are located. No other state represents more than 3% of our net lease annualized minimum rents.

State	Number of Properties	Square Feet	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent
Texas	54	1,132,614	$33,496	8.6%
Illinois	54	973,236	27,852	7.2%
Ohio	38	1,289,668	27,393	7.0%
California	22	399,045	25,979	6.7%
Georgia	70	580,553	20,777	5.3%
Florida	48	587,706	18,330	4.7%
Arizona	25	476,651	17,012	4.4%
Indiana	39	519,353	16,265	4.2%
Pennsylvania	28	544,003	15,977	4.1%
New Mexico	16	246,478	12,014	3.1%
Other	358	6,436,646	173,650	44.7%
Total	752	13,185,953	$388,745	100.0%

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
Our calculations of FFO and Normalized FFO for the three and nine months ended September 30, 2025 and 2024 and reconciliations of net loss, the most directly comparable financial measure under GAAP reported in our condensed consolidated financial statements, to those amounts appear in the following table (amounts in thousands, except per share amounts):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
Net loss		$(46,945)	$(46,901)	$(201,539)	$(199,134)
Add (less):	Depreciation and amortization	74,453	89,005	238,583	277,786
	Loss on asset impairment	27,067	13,692	81,788	51,030
	Gain on sale of real estate, net	(25,256)	(4,105)	(25,846)	(1,110)
	Adjustments to reflect our share of FFO attributable to an investee	1,113	1,045	3,495	3,032
FFO		30,432	52,736	96,481	131,604
Add (less):	Loss on early extinguishment of debt, net	529	133	529	16,181
	Transaction related costs	2,683	—	4,139	—
	Adjustments to reflect our share of Normalized FFO attributable to an investee	266	—	1,200	—
Normalized FFO		$33,910	$52,869	$102,349	$147,785

Weighted average common shares outstanding (basic and diluted)		166,085	165,398	165,816	165,252

Basic and diluted per common share amounts:
	Net loss	$(0.28)	$(0.28)	$(1.22)	$(1.21)
	FFO	$0.18	$0.32	$0.58	$0.80
	Normalized FFO	$0.20	$0.32	$0.62	$0.89
	Distributions declared per share	$0.01	$0.20	$0.03	$0.60

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
Fixed Rate Debt
At September 30, 2025, our outstanding fixed rate debt consisted of the following:

Debt	Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
Senior unsecured notes	$450,000	4.750%	$21,375	2026	Semi-Annually
Senior unsecured notes	400,000	4.950%	19,800	2027	Semi-Annually
Senior secured notes	580,155	—%	—	2027	At Maturity
Senior guaranteed unsecured notes	450,000	5.500%	24,750	2027	Semi-Annually
Senior unsecured notes	400,000	3.950%	15,800	2028	Semi-Annually
Net lease mortgage notes	605,143	5.600%	33,888	2028	Monthly
Senior guaranteed unsecured notes	700,000	8.375%	58,625	2029	Semi-Annually
Senior unsecured notes	425,000	4.950%	21,038	2029	Semi-Annually
Senior unsecured notes	400,000	4.375%	17,500	2030	Semi-Annually
Senior secured notes	1,000,000	8.625%	86,250	2031	Semi-Annually
Senior guaranteed unsecured notes	500,000	8.875%	44,375	2032	Semi-Annually
	$5,910,298		$343,401
No principal repayments are due under our unsecured or secured senior notes until maturity. Our net lease mortgage notes require principal and interest payments through maturity pursuant to amortization schedules. Our $580,155 senior secured notes due 2027 require no cash interest to accrue prior to maturity and will accrete at a rate of 7.50% per annum compounded semi-annually on March 30 and September 30 of each year, such that the accreted value will equal the principal amount at maturity. Because certain notes require interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are one percentage point higher than the rates shown above, our per annum interest cost would increase by approximately $53,301, which amount excludes $580,155 of our senior secured notes due 2027 as no interest is due until maturity. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at September 30, 2025 and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point change in interest rates would change the fair value of those debt obligations by approximately $159,621, which amount excludes $580,155 of our senior secured notes due 2027 as no interest is due until maturity.
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
Floating Rate Debt
As of September 30, 2025, we had no amounts outstanding under our revolving credit facility and $45,000 outstanding under the VFN. The maturity date of our revolving credit facility is June 29, 2027, and, subject to our meeting certain conditions, including our payment of an extension fee, we have an option to extend the stated maturity date of the facility by two six-month periods. The maturity date of the VFN is January 27, 2027, and, subject to the payment of an extension fee and meeting certain other conditions, can be extended by one year. No principal repayments are required under our revolving credit facility or the VFN prior to maturity and repayments may be made and redrawn subject to conditions at any time without penalty.

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
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at September 30, 2025:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact (2)
At September 30, 2025	5.73%	$45,000	$2,579	$0.02
One percentage point increase	6.73%	$45,000	$3,029	$0.02
(1)Based on SOFR plus a premium, which was 175 basis points per annum for the VFN, as of September 30, 2025.
(2)Based on diluted weighted average common shares outstanding for the nine months ended September 30, 2025.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense at September 30, 2025 if we were fully drawn on our revolving credit facility and the VFN:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt (2)	Total Interest Expense Per Year	Annual Per Share Impact (3)
At September 30, 2025	6.67%	$695,000	$46,357	$0.28
One percentage point increase	7.67%	$695,000	$53,307	$0.32
(1)Based on SOFR plus a premium, which was 250 basis points per annum for our revolving credit facility and 175 basis points per annum for the VFN, as of September 30, 2025. Interest rate is weighted based on amounts outstanding.
(2)Represents the maximum amount available under our revolving credit facility and the VFN.
(3)Based on diluted weighted average common shares outstanding for the nine months ended September 30, 2025.
The foregoing tables show the impact of an immediate change in floating interest rates as of September 30, 2025. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts under our revolving credit facility, the VFN or other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.

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
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Warning Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws that are subject to risks and uncertainties. These statements may include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “will,” “may” and negatives or derivatives of these or similar expressions. These forward-looking statements include, among others, statements about: economic and market conditions and their potential impacts on us, our hotel managers and our tenants; expectations regarding demand for corporate travel and lodging; the sufficiency of our liquidity; our liquidity needs, sources and expected uses; our capital expenditure plans and commitments; our expected use of proceeds; our ability to incur additional debt; our ability to rebalance our hotel portfolio towards full-service urban and leisure-oriented properties through asset sales and the future composition of our portfolio; our ability to reduce leverage initially and incur debt in the future for business purposes and capital expenditures through our planned sales of hotels; our contemplated disposition program; our ability to acquire single-tenant freestanding properties that are either service oriented, non-discretionary or e-commerce resistant; potential extension of our IHG agreement; and the amount and timing of future distributions.

Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from expected future results, performance or achievements expressed or implied in those forward-looking statements. Some of the risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
•    The ability of Sonesta to successfully operate the hotels it manages for us,
•    Our ability and the ability of our managers and tenants to operate under unfavorable market and commercial real estate industry conditions due to, among other things, uncertainties surrounding interest rates and inflation, supply chain disruptions, emerging technologies, volatility in the public equity and debt markets, effect of or changes to tariffs or trading policies, pandemics, geopolitical instability and tensions, any U.S. government shutdown, economic downturns or a possible recession, labor market conditions or changes in real estate utilization,
•    Our ability to sell properties at prices we target, and the timing of such sales,
•    Continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions,
•    Our ability to repay or refinance our debts as they mature or otherwise become due,
•    Our ability to maintain sufficient liquidity, including the availability of borrowings under our revolving credit facility and the VFN,
•    Our ability to pay interest on and principal of our debt,
•    The impact of changes in U.S. and foreign government administrative policies, including the imposition of or increases in tariffs and changes to existing trade agreements, on macroeconomic conditions, supply chains and the cost of products our operators use, and on the results of operations of our operators and us,
•    Whether and the extent to which our managers and tenants will pay the contractual amounts of returns, rents or other obligations due to us,

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

Our debt agreements require us to comply with certain financial and other covenants. These covenants may limit our operational flexibility. Our ability to comply with those covenants will depend upon the net rental income and hotel operating returns we receive from our properties. If our operating results, financial condition and/or liquidity decline, we may be unable to meet certain covenants and conditions under our debt agreements and may be unable to borrow under our revolving credit facility or incur additional debt. For example, if our consolidated income available for debt service to debt service ratio falls below the 1.50x requirement under certain of our debt agreements, we would be unable to incur additional debt while this ratio is below 1.50x, but would not be required to repay outstanding debt as a result of the inability to meet this covenant. An inability to incur additional indebtedness would require us to meet our capital needs from other sources, such as cash on hand, operating cash flow, equity financing or asset sales, which may not be available to us on attractive terms or at all and we may be unable to meet our obligations or grow our business by acquiring additional properties or otherwise.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended September 30, 2025:

Calendar Month	Number of Common Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
September 1, 2025 - September 30, 2025	203,002	$2.82	—	$—
(1)These common share withholdings and purchases were made to satisfy tax withholding and payment obligations from officers of ours and certain other officers and employees of RMR in connection with the vesting of prior awards of our common shares. We withheld and purchased these common shares at their fair market value based upon the trading price of our common shares at the close of trading on Nasdaq on the purchase date.
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

4.5
Fifth Supplemental Indenture, dated as of February 2, 2018, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 4.375% Senior Notes due 2030, including form thereof. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.)

4.6
Eighth Supplemental Indenture, dated as of September 18, 2019, between the Company and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 4.950% Senior Notes due 2029, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 18, 2019.)

4.7
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

4.8
Supplemental Indenture, dated as of January 29, 2021, among the Company, SVC Gatehall Drive TRS LLC and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 5.50% Senior Notes due 2027. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.)

Exhibit Number	Description
4.9
Supplemental Indenture, dated as of July 8, 2021, among the Company, SVCN 1 LLC, SVCN 4 LLC and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 5.50% Senior Notes due 2027. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.)

4.10
Supplemental Indenture, dated as of October 28, 2021, among the Company, SVC Minneapolis TRS LLC and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 5.50% Senior Notes due 2027. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.)

4.11
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

4.12
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

4.13
Supplemental Indenture, dated as of June 27, 2025, among the Company, HPT Cambridge LLC, HPTMI Hawaii, Inc., HPTMI Properties Trust and Royal Sonesta, Inc., and U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association), relating to the Company’s 5.50% Senior Notes due 2027. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.)

4.14
Eleventh Supplemental Indenture, dated as of June 3, 2024, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank Trust Company, National Association, relating to the Company’s 8.375% Senior Guaranteed Unsecured Notes due 2029, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 3, 2024.)

4.15
Supplemental Indenture, dated as of June 27, 2025, among the Company, HPT Cambridge LLC, HPTMI Hawaii, Inc., HPTMI Properties Trust and Royal Sonesta, Inc., and U.S. Bank Trust Company, National Association, relating to the Company’s 8.375% Senior Guaranteed Unsecured Notes due 2029. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.)

4.16
Twelfth Supplemental Indenture, dated as of June 3, 2024, among the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank Trust Company, National Association, relating to the Company’s 8.875% Senior Guaranteed Unsecured Notes due 2032, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 3, 2024.)

4.17
Supplemental Indenture, dated as of June 27, 2025, among the Company, HPT Cambridge LLC, HPTMI Hawaii, Inc., HPTMI Properties Trust and Royal Sonesta, Inc., and U.S. Bank Trust Company, National Association, relating to the Company’s 8.875% Senior Guaranteed Unsecured Notes due 2032. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.)

4.18
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

4.20
Supplemental Indenture, dated as of June 27, 2025, among the Company, HPT Cambridge LLC, HPTMI Hawaii, Inc., HPTMI Properties Trust and Royal Sonesta, Inc., and U.S. Bank Trust Company, National Association, relating to the Company’s 8.625% Senior Notes due 2031. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.)

4.21
Indenture, dated as of September 23, 2025, between the Company, certain subsidiaries of the Company named therein as guarantors and U.S. Bank Trust Company, National Association, relating to the Company’s Senior Secured Notes due 2027, including form thereof. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 24, 2025.)

Exhibit Number	Description
4.22
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

10.2
Representative Form of Amended and Restated Management Agreement among Sonesta International Hotels Corporation, Cambridge TRS, Inc., HPT CY TRS, Inc., HPT TRS IHG-2, Inc. and HRP TRS MRP, Inc. (Sale Hotels). (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 10, 2022.) (Updated schedule of applicable agreements filed herewith.)

10.3
Representative Form of Management Agreement between Sonesta International Hotels Corporation and certain of its subsidiaries and certain subsidiaries of the Company (Retained Hotels). (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 2, 2025.) (Updated schedule of applicable agreements filed herewith.)

22.1	List of Subsidiary Guarantors. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document. (Filed herewith.)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. (Filed herewith.)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. (Filed herewith.)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. (Filed herewith.)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. (Filed herewith.)
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERVICE PROPERTIES TRUST

By:	/s/ Christopher J. Bilotto
Christopher J. Bilotto
President and Chief Executive Officer
Dated: November 5, 2025

By:	/s/ Brian E. Donley
Brian E. Donley
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Dated: November 5, 2025