Form 10-K
period 2025-12-31
Service Properties Trust
filed 2026-02-25
CIK 945394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting common shares of beneficial interest, $.01 par value, or common shares, of the registrant held by non-affiliates was approximately $392.5 million based on the $2.39 closing price per common share on The Nasdaq Stock Market LLC on June 30, 2025. For purposes of this calculation, an aggregate of 2,624,362 common shares held directly by, or by affiliates of, the trustees and the executive officers of the registrant have been included in the number of common shares held by affiliates.
Number of the registrant’s common shares outstanding as of February 23, 2026: 168,061,029.
References in this Annual Report on Form 10-K to the Company, SVC, we, us or our include Service Properties Trust and its consolidated subsidiaries unless otherwise expressly stated or the context indicates otherwise.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2025.

Warning Concerning Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other securities laws that are subject to risks and uncertainties. These statements may include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “will,” “may” and negatives or derivatives of these or similar expressions. These forward-looking statements include, among others, statements about: economic and market conditions and their potential impacts on us, our tenants and our hotel managers; expectations regarding demand for corporate travel and lodging; the sufficiency of our liquidity; our liquidity needs, sources and expected uses; our capital expenditure plans and commitments; our expected use of proceeds; our ability to incur additional debt; our ability to rebalance our hotel portfolio towards full-service urban and leisure-oriented properties through asset sales and the future composition of our portfolio; our ability to reduce leverage initially and incur debt in the future for business purposes and capital expenditures through our planned sales of hotels; our pending or potential property dispositions; our ability to acquire single-tenant freestanding properties that are either service oriented, non-discretionary or e-commerce resistant; the anticipated closing of the net lease mortgage notes transaction; the expected use of proceeds from the net lease mortgage notes transaction; and the amount and timing of future distributions.
Forward-looking statements reflect our current expectations, are based on judgments and assumptions, are inherently uncertain and are subject to risks, uncertainties and other factors, which could cause our actual results, performance or achievements to differ materially from expected future results, performance or achievements expressed or implied in those forward-looking statements. Some of the risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, but are not limited to, the following:
• Our ability and the ability of our tenants and managers to operate under unfavorable market and commercial real estate industry conditions due to, among other things, uncertainties surrounding interest rates and inflation, supply chain disruptions, emerging technologies, volatility in the public equity and debt markets, changing tariffs and trade policies and related uncertainty, geopolitical instability and tensions, pandemics, any U.S. government shutdown, economic downturns or a possible recession, labor market conditions or changes in real estate utilization,
• The ability of Sonesta International Hotels Corporation and its parent and subsidiaries, or Sonesta, to successfully operate the hotels it manages for us,
• Our ability to repay or refinance our debts as they mature or otherwise become due,
• Our ability to raise or appropriately balance the use of debt or equity capital,
• Our ability to sell properties at prices we target, and the timing of such sales,
• Continued availability of borrowings under our revolving credit facility is subject to our satisfying certain financial covenants and other credit facility conditions,
• Our ability to maintain sufficient liquidity, including the availability of borrowings under our revolving credit facility and our variable funding note, or the VFN,
• Our ability to pay interest on and principal of our debt,
• The impact of changes in U.S. and foreign government administrative policies, including the imposition of or increases in tariffs and changes to existing trade agreements, on macroeconomic conditions, supply chains and the cost of products our operators use, and on the results of operations of our operators and us,
• Whether and the extent to which our tenants and managers will pay the contractual amounts of returns, rents or other obligations due to us,
• Competition within the commercial real estate, hotel, transportation and travel center and other industries in which our tenants and managers operate, particularly in those markets in which our properties are located,
• Our ability to make cost-effective improvements to our properties that enhance their appeal to hotel guests and net lease tenants,
• Our ability to pay distributions to our shareholders and to increase or sustain the amount of such distributions,
i

• Our ability to acquire properties that realize our targeted returns,
• Our ability to identify properties that we want to acquire or to negotiate acceptable purchase prices, acquisition financing terms, management agreements or lease terms for new properties, or ability to complete acquisitions,
• Potential defaults under our leases and management agreements by our tenants and managers,
• Our ability to increase hotel room rates and rents at our net leased properties as our leases expire in excess of our operating expenses and to grow our business,
• Our ability to increase and maintain hotel room and net lease property occupancy at our properties,
• Our ability to engage and retain qualified tenants and managers for our net lease properties and hotels on satisfactory terms,
• Our ability to diversify our sources of rents and returns that improve the security of our cash flows,
• Our credit ratings,
• The ability of our manager, The RMR Group LLC, or RMR, to successfully manage us,
• Actual and potential conflicts of interest with our related parties, including our Managing Trustees, Sonesta, RMR and others affiliated with them,
• Our ability to realize benefits from the scale, geographic diversity, strategic locations and variety of service levels of our hotels,
• Limitations imposed by and our ability to satisfy complex rules to maintain our qualification for taxation as a real estate investment trust, or REIT, for U.S. federal income tax purposes,
• Compliance with, and changes to, federal, state and local laws and regulations, accounting rules, tax laws and similar matters,
• Acts of terrorism, war or other hostilities, outbreaks of pandemics or other public health safety events or conditions, global climate change or other man-made or natural disasters beyond our control,
• The anticipated net lease mortgage notes transaction and expected timing thereof are subject to various conditions and contingencies as are customary in financing agreements in the United States that if not satisfied may delay or prevent the completion of this transaction, and
• Other matters.
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
ii

SERVICE PROPERTIES TRUST
2025 FORM 10-K ANNUAL REPORT
iii

PART I
Item 1. Business
Our Company
We are a REIT formed in 1995 under the laws of the State of Maryland. As of December 31, 2025, we owned 760 service-focused retail net lease properties with an aggregate of 13,601,902 square feet located in 42 states and 94 hotels with an aggregate of 21,243 rooms or suites located in 31 states, the District of Columbia, Ontario, Canada, and San Juan, Puerto Rico. Our principal place of business is Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and our telephone number is (617) 964-8389.
We seek to have a geographically diverse portfolio of real estate primarily in the United States. Our principal internal growth strategy is to actively manage our net lease portfolio by engaging in early lease renewal discussions to maintain occupancy and grow rental income while simultaneously monitoring the credit of our tenants and identifying asset recycling opportunities. We apply asset management strategies to aid our hotel operators in improving performance and operating income of our hotel properties. Our asset management teams also work closely with our tenants and managers to ensure our net lease properties and hotels are well maintained and that capital investments are well planned, prudent and executed efficiently in order to maximize the long term value of our properties.
During 2025, we sold 112 hotels with a total of 14,631 keys and we acquired 29 net lease properties with a total of 283,759 square feet. We are currently marketing additional hotels for sale and may acquire additional net lease properties as part of our initiative to re-balance our portfolio.
Our external growth strategy is defined by our acquisition, disposition and financing policies as described below. Our investment, financing and disposition policies and business strategies are established by our Board of Trustees and may be changed by our Board of Trustees at any time without shareholder approval.
Net Lease Portfolio
As of December 31, 2025, we owned 760 service-focused retail net lease properties with an aggregate of 13,601,902 square feet. As of December 31, 2025, our net lease portfolio was occupied by 181 tenants with a weighted average (by annual minimum rent) lease term of 7.4 years, operating under 140 brands in 21 distinct industries. Our net lease portfolio is leased to tenants that include travel centers, quick service restaurants, health and fitness centers, casual dining restaurants, grocery stores, medical and dental offices, automotive parts and services, and other businesses in service-focused and necessity-based industries across 42 states.
The following table summarizes the brand affiliation and industries under which our net lease properties operate as of December 31, 2025 (dollars in thousands):

	Brand	Industry	No. of Properties	Square Feet	Annualized Minimum Rent (1)	Investment (2)
1.	TravelCenters of America Inc.	Travel Centers	131	3,683,923	$180,329	$2,254,950
2.	Petro Stopping Centers	Travel Centers	44	1,367,802	83,933	1,015,156
3.	The Great Escape	Home Goods and Leisure	14	542,666	7,711	98,242
4.	Life Time Fitness	Health and Fitness	3	420,335	6,347	92,617
5.	Buehler's Fresh Foods	Grocery Stores	5	502,727	6,223	76,469
6.	Heartland Dental	Medical, Dental Office	59	234,274	5,159	61,120
7.	Pizza Hut	Restaurants - Quick Service	45	179,216	4,353	54,248
8.	Express Oil Change	Automotive Equipment and Services	23	83,825	3,717	49,724
9.	Norms	Restaurants - Casual Dining	10	63,490	3,430	53,673
10.	Flying J Travel Plaza	Travel Centers	3	48,069	3,312	41,681
11.	America's Auto Auction	Automotive Dealers	6	72,338	3,216	38,314
12.	Fleet Farm	General Merchandise Stores	1	218,248	2,894	37,802
13.	Big Al's	Entertainment	2	111,912	2,569	35,214
14.	AMC Theatres	Movie Theaters	5	251,166	2,426	57,450
15.	Mister Car Wash	Car Washes	5	41,456	2,303	28,658
16.	B&B Theatres	Movie Theaters	4	261,300	2,260	37,619
17.	Martin's	Restaurants - Quick Service	16	81,909	2,252	32,017
18.	Popeye's	Restaurants - Quick Service	20	45,708	2,058	28,434
19.	Courthouse Athletic Club	Health and Fitness	4	193,659	1,954	39,688
20.	Burger King	Restaurants - Quick Service	17	55,127	1,941	29,204
21.	Hardee's	Restaurants - Quick Service	15	49,958	1,764	24,919
22.	Church's Chicken	Restaurants - Quick Service	32	43,399	1,763	26,326
23.	KinderCare	Educational Services	3	61,276	1,760	22,041
24.	Regal Cinemas	Movie Theaters	4	186,406	1,758	29,659
25.	United Supermarkets	Grocery Stores	6	236,178	1,757	26,121
26.	Other (3)	Various	283	4,565,535	52,862	801,802
	Total		760	13,601,902	$390,051	$5,093,148
(1)Represents cash amounts and excludes adjustments, if any, necessary to record scheduled rent changes on a straight line basis or any expense reimbursement. Annualized minimum rent for TravelCenters of America, Inc., or TA, excludes the impact of rents prepaid by TA.
(2)Represents the historical cost of our properties plus capital improvements funded by us less impairment write-downs, if any.
(3)Consists of 115 distinct brands with an average investment of $2,833 per property and an average annual minimum rent of $187 per property.
Hotel Portfolio
As of December 31, 2025, we owned 94 hotels with 21,243 rooms or suites located in 31 states, the District of Columbia, Ontario, Canada and San Juan, Puerto Rico. Our hotel properties are typically located in urban or high density suburban locations in the vicinity of major demand generators such as urban centers, airports, medical or educational facilities, or major tourist attractions.
The following table summarizes the brand affiliations, service level and chain scale of our hotels, as characterized by STR Inc., or STR, a data benchmark and analytics provider for the lodging industry, under which our hotels operate as of December 31, 2025 (dollars in thousands):

Brand	Manager	Service Level	Chain Scale (1)	Number of Hotels	Number of Rooms or Suites	Investment (2)
Royal Sonesta Hotels®	Sonesta	Full Service	Upper Upscale	17	5,663	$1,996,881
Sonesta Hotels & Resorts®	Sonesta	Full Service	Upscale	22	7,208	1,534,639
Hyatt Place®	Hyatt	Select Service	Upscale	17	2,107	328,520
Sonesta ES Suites®	Sonesta	Extended Stay	Upper Midscale	13	1,726	310,396
Sonesta Simply Suites®	Sonesta	Extended Stay	Midscale	10	1,521	180,896
Radisson® Hotels & Resorts	Radisson	Full Service	Upscale	5	1,149	171,562
Crowne Plaza®	IHG	Full Service	Upscale	1	495	127,128
Sonesta Select®	Sonesta	Select Service	Upscale	7	1,028	117,676
Country Inn & Suites® by Radisson	Radisson	Full Service	Upper Midscale	2	346	46,269
Total Hotels				94	21,243	$4,813,967
(1)Chain scales are defined by STR. Chain scale segments are grouped primarily according to average room rates.
(2)Represents the historical cost of our properties plus capital improvements funded by us less impairment write-downs, if any, and excludes capital improvements made from reserves established for the regular refurbishment of our hotels, or FF&E reserves, funded from hotel operations that do not result in increases in our incentive threshold or owner’s priority returns.
For further information about our net lease portfolio and hotel agreements, see Note 4 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Lease Features and Principal Management Agreements
Lease Features. In general, our 760 net lease properties are subject to “triple net” leases where the tenant is generally responsible for the payment of operating expenses and capital expenditures of the property during the lease term. Our tenants are responsible to pay us fixed annual rents on a monthly, quarterly or semi-annual basis. Our net lease tenants are responsible to maintain the properties including structural and non-structural components. Certain of our net lease properties also have future rent increases included in the leases either at a fixed amount or based on changes in the consumer price index, or CPI. Certain of our lease agreements also require payment of percentage rent to us based on increases in certain gross property revenues over threshold amounts. Certain of our net lease properties, including all our TA properties, include the right to repool properties, and include all or none renewal options.
TA is our largest tenant. As of December 31, 2025, we leased 175 travel centers to a subsidiary of TA under five master leases that expire in 2033. BP Corporation North America Inc., a subsidiary of BP p.l.c., has provided a limited guaranty of payments under each of these leases. As of December 31, 2025, we have invested approximately $2.3 billion in 131 TravelCenters of America branded properties with an aggregate of 3,683,923 square feet and approximately $1.0 billion in 44 Petro Stopping Centers branded properties with an aggregate of 1,367,802 square feet. See Note 4 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for further information on these leases.
Substantially all of our travel centers are full service sites located at or near an interstate highway exit and offer fuel and non-fuel products and services 24 hours per day, 365 days per year. Our typical travel center includes over 25 acres of land with parking for approximately 200 tractor trailers and approximately 100 cars. Our travel centers offer a broad range of products and services, including diesel fuel and gasoline, as well as nonfuel products and services such as truck repair and maintenance services, diesel exhaust fluid, one full service restaurant, one or more quick service restaurants, travel stores, EV charging stations and various customer amenities.
Principal Management Agreements. As of December 31, 2025, our 94 hotels were managed by subsidiaries of Sonesta, Hyatt Hotels Corporation, or Hyatt, Radisson Hospitality, Inc., or Radisson, and InterContinental Hotels Group, plc, or IHG, pursuant to hotel operating agreements that have current terms expiring between 2026 and 2040. Each of our hotel operating agreements generally provides for base management fees ranging from 3% and 5% of gross revenues, as defined in each of our hotel operating agreements, and incentive management fees based on a percentage of hotel earnings before interest, taxes, depreciation and amortization in excess of specified performance thresholds, as defined in each of our hotel operating agreements. Our hotel operating agreements also require us to fund capital expenditures made at our hotels, with certain of these agreements requiring the deposit of 5% of annual gross hotel revenues into escrows to fund capital improvements. In addition to any right to terminate that may arise as a result of a default by the manager, most of our management agreements include rights for us to terminate on the basis of the manager’s failure to meet certain performance-based metrics. Typically, such performance-based termination rights arise in the event the operator fails to achieve these specified performance thresholds over a consecutive two or three-year period and are subject to the manager’s ability to “cure” and avoid termination by payment to us of specified deficiency amounts, or are subject to force majeure provisions. A termination fee may be payable to the hotel operator under certain circumstances if a management agreement with respect to a hotel is terminated.
For further information regarding our lease and management agreements, see Note 4 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Investment and Operating Policies
Our investment objectives include increasing cash flows from operations from dependable and diverse sources in order to increase per-share distributions to our shareholders. To achieve these objectives, we seek to maintain a strong capital base of shareholders’ equity; invest in properties operated by qualified tenants and operating companies; use debt leverage to fund additional investments which increase cash flows from operations; structure investments which generate a return in excess of our capital costs and provide an opportunity to participate in operating growth at our properties; when market conditions permit, refinance maturing debt with additional equity or long term debt; and pursue diversification so that our cash flows from operations come from diverse properties. Generally, we provide capital to owners and operators who wish to expand their businesses or divest their properties while continuing to operate their business. Our first investment in travel centers was structured differently than all our other investments. We acquired an operating travel centers business, reorganized the business to retain substantially all of the real estate and then distributed a tenant operating company to our shareholders. We may in the future make investments in this fashion or in a manner different from our other investments to further diversify our sources of rents and returns with the intention of improving the security of our cash flows.
Because we are a REIT, we generally may not operate our properties. We or our tenants have entered into arrangements for the operation of our properties. Under the United States Internal Revenue Code of 1986, as amended, or the IRC, we may lease our hotels to one of our “taxable REIT subsidiaries,” as defined in Section 856(l) of the IRC, or TRSs, if the hotel is managed by a third party. As of December 31, 2025, all of our hotels were leased to our TRSs and managed by third parties. Any income realized by a TRS in excess of the rent paid to us by the subsidiary is subject to income tax at customary corporate rates. As and if the financial performance of the hotels operated for the account of our TRSs improves, these taxes may become material.
Acquisition Policies. We intend to pursue growth through the acquisition of additional properties. Generally, we aim to purchase multiple properties in one transaction or individual properties that can be added to a pre-existing portfolio agreement because we believe a single management or lease agreement, cross default covenants and all or none renewal rights for multiple properties in diverse locations enhance the credit characteristics and the security of our investments. In implementing our acquisition strategy, we consider a range of factors relating to proposed property purchases including some or all of the following:
•Historical and projected cash flows;
•The estimated replacement cost, capital improvement requirements and proposed acquisition price of the property;
•The proposed lease term or management agreements;
•The brand or industry under which the property operates or is expected to operate;
•The availability of a qualified and reputable tenant or manager;
•The financial strength of the proposed tenant or manager;
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
•The credit quality, or reputation, of the tenant or manager;
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
In determining the competitive position of a property, we examine the proximity and convenience of the property to its expected customer base, the number and characteristics of competitive properties within the property’s market area and the existence of barriers to entry for competitive properties within that market, including site availability and zoning restrictions. While we have historically focused on the acquisition of full service travel centers, necessity based retail net lease properties and upscale limited service, extended stay and full service hotel properties, we consider acquisitions in all segments of the necessity based retail industries and other net leased and hospitality properties.
We expect most of our acquisition efforts will focus on net lease based properties; however, we may also consider acquiring other types of properties. An important part of our acquisition strategy is to identify and select or create qualified, experienced and financially stable tenants or managers.
We have no policies which specifically limit the percentage of our assets that may be invested in any individual property, in any one type of property, in properties managed by or leased to any one entity, in properties operated under any one brand, in properties managed by or leased to an affiliated group of entities or in securities of one or more persons.
Other Investments. We prefer wholly owned investments in fee interests. However, we may invest in leaseholds, joint ventures, mortgages and other real estate interests. We may invest or enter into real estate joint ventures if we conclude that we may benefit from the participation of co-venturers or that the opportunity to participate in the investment is contingent on the use of a joint venture structure. We may invest in participating, convertible or other types of mortgages if we conclude that we may benefit from the cash flows or appreciation in the value of the mortgaged property. Convertible mortgages are similar to equity participation because they permit lenders to either participate in increasing revenues from the property or convert some or all of that mortgage into equity ownership interests. At December 31, 2025, we owned no convertible mortgages or joint venture interests.
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
Disposition Policies. We generally consider ourselves to be a long term owner of properties and are more interested in the long term earnings potential of our properties than selling properties for short term gains. However, we may seek to strategically sell properties or sell an interest in properties through joint venture arrangements as part of managing our leverage, repositioning of the portfolio, capital recycling, highest and best use analysis, or as part of long term financing of new acquisitions. We currently make decisions to dispose of properties based on factors including, but not limited to, the following:
•The property’s current and expected future performance;
•The proposed or expected sale price;
•The age and capital required to maintain the property;
•The competition and demand generators near the property;
•Our intended use of the proceeds we may realize from the sale of a property;
•The strategic fit of the property with the rest of our portfolio and with our plans;
•The tenant’s or manager’s desire to operate or cease operation of the property;

•The remaining agreement term of the property, including the likelihood of a tenant or manager exercising any renewal options;
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
Other Information
Our Manager. The RMR Group Inc., or RMR Inc., is a holding company and substantially all of its business is conducted by its majority owned subsidiary, RMR. Adam D. Portnoy, the Chair of our Board of Trustees and one of our Managing Trustees, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR. Christopher J. Bilotto, our other Managing Trustee and our President and Chief Executive Officer, also serves as an executive vice president of RMR Inc. and an officer and employee of RMR. Our day to day operations are conducted by RMR. RMR originates and presents investment and divestment opportunities to our Board of Trustees and provides management and administrative services to us. RMR has a principal place of business at Two Newton Place, 255 Washington Street, Suite 300, Newton, Massachusetts 02458-1634, and its telephone number is (617) 796-8390.

RMR is an alternative asset management company that is focused on both residential and commercial real estate and related businesses. RMR or its subsidiaries also act as a manager to other publicly traded real estate companies, privately held real estate funds and real estate related operating businesses. As of February 23, 2026, the executive officers of RMR are: Adam D. Portnoy, president and chief executive officer; Christopher J. Bilotto, executive vice president; Matthew C. Brown, executive vice president, chief financial officer and treasurer; Yael Duffy, executive vice president; Lindsey A. Getz, executive vice president, general counsel and secretary; Matthew P. Jordan, executive vice president and chief operating officer; Jeffrey C. Leer, executive vice president; and John G. Murray, executive vice president. Our Chief Financial Officer and Treasurer, Brian E. Donley, and our Vice President, Jesse W. Abair, are also senior vice presidents of RMR. Mr. Bilotto, Mr. Donley, and other officers of RMR, also serve as officers of other companies to which RMR or its subsidiaries provide management services. Mr. Portnoy is a director and controlling shareholder of Sonesta and Mr. Murray also serves on the board of directors of Sonesta and is also president and chief executive officer of Sonesta. In connection with his retirement, Mr. Murray will resign from his positions with Sonesta and RMR, effective March 31, 2026. Mr. Leer has been appointed a co-chief executive officer of Sonesta, effective April 1, 2026.
Employees. We have no employees. Services which would otherwise be provided to us by employees are provided by RMR and by our Managing Trustees and officers. As of December 31, 2025, RMR had nearly 900 full time employees in its headquarters and regional offices located throughout the United States.
Competition. The market for net lease properties is highly competitive. As an owner and landlord of retail net lease properties, we compete in the multi-billion dollar commercial real estate market with numerous developers and owners of properties, many of which own properties similar to ours and are in the same markets in which our properties are located. In operating and managing our portfolio, we compete for tenants based on a number of factors, including location, rental rates and flexibility. Certain of our competitors have greater economies of scale, have lower cost of capital, have access to more capital and resources and have greater name recognition than we do. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, our tenants may not renew their leases, we might not enter into new leases with prospective tenants and we may be pressured to reduce our rental rates or to offer substantial rent abatements, tenant improvement allowances, early termination rights or below-market renewal options in order to retain tenants when their leases expire. Our tenants may also face competition from online retailers or service providers, which may in turn negatively impact their ability to pay rents due to us.
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
The hotel industry is also highly competitive. Generally, our hotels are located in areas that include other hotels. Our hotels compete for customers based on brand affiliation, reputation, location, pricing, amenities, loyalty programs and other competitive factors. Increases in the number of hotels in a particular area could have a material adverse effect on the occupancy and daily room rates at our hotels located in that area. Agreements with the operators of our hotels sometimes restrict the right of each operator and its affiliates for periods of time to own, build, operate, franchise or manage other hotels of the same brand within various specified areas around our hotels. Under these agreements, neither the operators nor their affiliates are usually restricted from operating other brands of hotels in the market areas of any of our hotels, and after such period of time, the operators and their affiliates may also compete with our hotels by opening, managing or franchising additional hotels under the same brand name in direct competition with our hotels. As of December 31, 2025, 69 of our hotels are operated by Sonesta. Sonesta faces competition from larger, well known hotel companies. Our hotels also face competition from alternative lodging options such as home sharing services, timeshares, vacation rentals or cruise ships in our markets.
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
•     Investments in Human Capital and Employee Engagement. We have no employees. We rely on our managers, including RMR and Sonesta, to hire, train, and develop a workforce that meets the needs of our business, contributes positively to our society and helps reduce our impact on the natural environment. RMR and Sonesta each strive to create a collaborative and engaging culture, and invest in their employees.
•Corporate Citizenship. We seek to be a responsible corporate citizen and to strengthen the communities in which we own properties. Our managers regularly encourage their employees to engage in a variety of charitable and community programs, including participation in company-wide service days and charitable gift giving matching programs.
•Diversity and Inclusion. We value a diversity of backgrounds, experiences and perspectives. Our Board of Trustees is comprised of 29% women and 29% members of marginalized communities. RMR is an equal opportunity employer, with all qualified applicants receiving consideration for employment without regard to race, color, religion, sex, sexual orientation, gender identity, national origin, disability or protected veteran status. Our hotel managers are committed to racial equity and fostering a culture of diversity and inclusion.
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
Segment Information. As of December 31, 2025, we had two operating segments, net lease investments and hotel investments. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K and Notes 2 and 12 in our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
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
•a person subject to special tax accounting rules as a result of their use of applicable financial statements (within the meaning of Section 451(b)(3) of the IRC); or
•except as specifically described in the following summary, a trust, estate, tax-exempt entity, governmental organization or foreign person.
The sections of the IRC that govern the federal income tax qualification and treatment of a REIT and its shareholders are complex. This presentation is a summary of applicable IRC provisions, related rules and regulations, and administrative and judicial interpretations, all of which are subject to change, possibly with retroactive effect. Future legislative, judicial or administrative actions or decisions could also affect the accuracy of statements made in this summary. We have not received a ruling from the U.S. Internal Revenue Service, or the IRS, with respect to any matter described in this summary, and we cannot be sure that the IRS or a court will agree with all of the statements made in this summary. The IRS could, for example, take a different position from that described in this summary with respect to our acquisitions, operations, valuations, restructurings or other matters, which, if a court agreed, could result in significant tax liabilities for applicable parties. In addition, this summary is not exhaustive of all possible tax considerations and does not discuss any estate, gift, state, local or foreign tax considerations. For all these reasons, we urge you and any holder of or prospective acquiror of our shares to consult with a tax advisor about the federal income tax and other tax consequences of the acquisition, ownership and disposition of our shares. Our intentions and beliefs described in this summary are based upon our understanding of applicable laws and regulations that are in effect as of February 25, 2026. If new laws or regulations are enacted which impact us directly or indirectly, we may change our intentions or beliefs.
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
As a REIT, we generally are not subject to federal income tax on our net income distributed as dividends to our shareholders. Distributions to our shareholders generally are included in our shareholders’ income as dividends to the extent of our available current or accumulated earnings and profits. Our dividends are not generally entitled to the preferential tax rates on qualified dividend income, but a portion of our dividends may be treated as capital gain dividends or as qualified dividend income, all as explained below. In addition, pursuant to the deduction-without-outlay mechanism of Section 199A of the IRC, our noncorporate U.S. shareholders that meet specified holding period requirements are generally eligible for lower effective tax rates on our dividends that are not treated as capital gain dividends or as qualified dividend income. No portion of any of our dividends is eligible for the dividends received deduction for corporate shareholders. Distributions in excess of our current or accumulated earnings and profits generally are treated for federal income tax purposes as returns of capital to the extent of a recipient shareholder’s basis in our shares, and will reduce this basis. Our current or accumulated earnings and profits are generally allocated first to distributions made on our preferred shares, of which there are none outstanding at this time, and thereafter to distributions made on our common shares. To the extent that such distributions exceed the basis of a U.S. shareholder’s shares, the U.S. shareholder generally must include such distributions in income as long-term capital gain, or short-term capital gain if the shares have been held for one year or less. For all these purposes, our distributions include cash distributions, any in kind distributions of property that we might make, and deemed or constructive distributions resulting from capital market activities (such as some redemptions), as described below.
Our counsel, Sullivan & Worcester LLP, is of the opinion that we have been organized and have qualified for taxation as a REIT under the IRC for our 1995 through 2025 taxable years, and that our current and anticipated investments and plan of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT under the IRC. Our counsel’s opinions are conditioned upon the assumption that our leases, our declaration of trust, and all other legal documents to which we have been or are a party have been and will be complied with by all parties to those documents, upon the accuracy and completeness of the factual matters described in this Annual Report on Form 10-K and upon representations made by us to our counsel as to certain factual matters relating to our organization and operations and our expected manner of operation. If this assumption or a description or representation is inaccurate or incomplete, our counsel’s opinions may be adversely affected and may not be relied upon. The opinions of our counsel are based upon the law as it exists today, but the law may change in the future, possibly with retroactive effect. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, and the possibility of future changes in our circumstances, neither Sullivan & Worcester LLP nor we can be sure that we will qualify as or be taxed as a REIT for any particular year. Any opinion of Sullivan & Worcester LLP as to our qualification or taxation as a REIT will be expressed as of the date issued. Our counsel will have no obligation to advise us or our shareholders of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in the applicable law. Also, the opinions of our counsel are not binding on either the IRS or a court, and either could take a position different from that expressed by our counsel.
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

If we continue to qualify for taxation as a REIT and meet the tests described below, then we generally will not pay federal income tax on amounts that we distribute to our shareholders. However, even if we continue to qualify for taxation as a REIT, we may still be subject to federal tax in the following circumstances, as described below:
•We will be taxed at regular corporate income tax rates on any undistributed “real estate investment trust taxable income,” including our undistributed ordinary income and net capital gains, if any. We may elect to retain and pay income tax on our net capital gain, as well as on certain amounts attributable to cancellation of indebtedness income, if any. In addition, if we so elect by making a timely designation to our shareholders, a shareholder would be taxed on its proportionate share of our undistributed capital gain and would generally be expected to receive a credit or refund for its proportionate share of the federal corporate income tax we paid on our retained net capital gain.
•If we have net income from the disposition of “foreclosure property,” as described in Section 856(e) of the IRC, that is held primarily for sale to customers in the ordinary course of a trade or business or other nonqualifying income from foreclosure property, we will be subject to tax on this income at the highest regular corporate income tax rate.
•If we have net income from “prohibited transactions,” that is, dispositions at a gain of inventory or property held primarily for sale to customers in the ordinary course of a trade or business other than dispositions of foreclosure property and other than dispositions excepted by statutory safe harbors, we will be subject to tax on this income at a 100% rate.
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
Taxable REIT Subsidiaries. As a REIT, we are permitted to own any or all of the securities of a TRS, provided that no more than 20% (25% with respect to taxable years beginning after December 31, 2025) of the total value of our assets, at the close of each quarter, is comprised of our investments in the stock or other securities of our TRSs. Very generally, a TRS is a subsidiary corporation other than a REIT in which a REIT directly or indirectly holds stock and that has made a joint election with such REIT to be treated as a TRS. A TRS is taxed as a regular C corporation, separate and apart from any affiliated REIT. Our ownership of stock and other securities in our TRSs is exempt from the 5% asset test, the 10% vote test and the 10% value test discussed below. Among other requirements, a TRS of ours must:
(1)not directly or indirectly operate or manage a health care facility or lodging facility; and
(2)not directly or indirectly provide to any person, under a franchise, license or otherwise, rights to any brand name under which any health care facility or lodging facility is operated, except that in limited circumstances a subfranchise, sublicense or similar right can be granted to an independent contractor to operate or manage a health care facility or lodging facility.
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
As discussed below, TRSs can perform services for our tenants without disqualifying the rents we receive from those tenants under the 75% gross income test or the 95% gross income test discussed below. Moreover, because our TRSs are taxed as C corporations that are separate from us, their assets, liabilities and items of income, deduction and credit generally are not imputed to us for purposes of the REIT qualification requirements described in this summary. Therefore, our TRSs may generally conduct activities that would be treated as prohibited transactions or would give rise to nonqualified income if conducted by us directly. Additionally, while a REIT is generally limited in its ability to earn qualifying rental income from a TRS, a REIT can earn qualifying rental income from the lease of a qualified lodging facility to a TRS if an eligible independent contractor operates the property, as discussed more fully below.
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
•There is an additional exception to the above prohibition on earning “rents from real property” from a 10% affiliated tenant. For this additional exception to apply, a real property interest in a “qualified lodging facility” must be leased by the REIT to its TRS, and the property must be operated on behalf of the TRS by a person who is an “eligible independent contractor,” all as described in Sections 856(d)(8)-(9) of the IRC. As described below, we believe our leases with our TRSs have satisfied and will continue to satisfy these requirements.
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
•Not more than 20% (25% with respect to taxable years beginning after December 31, 2025) of the value of our total assets may be represented by stock or other securities of our TRSs.
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
Beginning with the calendar taxable year 2018, the IRC generally limits the deductibility of net interest expense paid or accrued on debt properly allocable to a trade or business to 30% of “adjusted taxable income,” subject to specified exceptions. For calendar taxable years 2018 through 2021 and beginning with the calendar taxable year 2025, adjusted taxable income was (and is) an amount roughly equivalent to earnings before interest, taxes, depreciation and amortization; adjusted taxable income for calendar taxable years 2022 through 2024 was an amount roughly equivalent to earnings before interest and taxes (i.e., an amount after depreciation and amortization). For taxable years beginning after December 31, 2025, the interest deduction limitation generally is calculated prior to the application of any interest capitalization provisions under the IRC. Any deduction in excess of the limitation is carried forward and may be used in a subsequent year, subject to that year’s 30% limitation. Provided a taxpayer makes an election (which is irrevocable), the limitation on the deductibility of net interest expense does not apply to a trade or business involving real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operation, management, leasing, or brokerage, within the meaning of Section 469(c)(7)(C) of the IRC. Treasury regulations provide that a real property trade or business includes a trade or business conducted by a REIT. We have made an election to be treated as a real property trade or business and accordingly do not expect the foregoing interest deduction limitations to apply to us or to the calculation of our “real estate investment trust taxable income”, but the interest deduction limitations could apply to our subsidiary partnerships or subsidiary REITs, if any, that are not eligible for or otherwise do not make the election for electing real property trades or businesses.
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
We may elect to retain, rather than distribute, some or all of our net capital gain and certain of our cancellation of indebtedness income, if any, and pay income tax on such retained amounts. In addition, if we so elect by making a timely designation to our shareholders, our shareholders would include their proportionate share of such undistributed capital gain in their taxable income, and they would receive a corresponding credit for their share of the federal corporate income tax that we pay thereon. Our shareholders would then increase the adjusted tax basis of their shares by the difference between (a) the amount of capital gain dividends that we designated and that they included in their taxable income, and (b) the tax that we paid on their behalf with respect to that capital gain.
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
Taxation of Taxable U.S. Shareholders
For noncorporate U.S. shareholders, to the extent that their total adjusted income does not exceed applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 15%. For those noncorporate U.S. shareholders whose total adjusted income exceeds the applicable thresholds, the maximum federal income tax rate for long-term capital gains and most corporate dividends is generally 20%. However, because we are not generally subject to federal income tax on the portion of our “real estate investment trust taxable income” distributed to our shareholders, dividends on our shares generally are not eligible for these preferential tax rates, except that any distribution of C corporation earnings and profits and taxed built-in gain items will potentially be eligible for these preferential tax rates. As a result, our ordinary dividends generally are taxed at the higher federal income tax rates applicable to ordinary income (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the IRC, which is generally available to our noncorporate U.S. shareholders that meet specified holding period requirements). To summarize, the preferential federal income tax rates for long-term capital gains and for qualified dividends generally apply to:
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

As long as we qualify for taxation as a REIT, a distribution to our U.S. shareholders that we do not designate as a capital gain dividend generally will be treated as an ordinary income dividend to the extent of our available current or accumulated earnings and profits (subject to the lower effective tax rates applicable to qualified REIT dividends via the deduction-without-outlay mechanism of Section 199A of the IRC, which is generally available to our noncorporate U.S. shareholders that meet specified holding period requirements). Distributions made out of our current or accumulated earnings and profits that we properly designate as capital gain dividends generally will be taxed as long-term capital gains, as discussed below, to the extent they do not exceed our actual net capital gain for the taxable year. However, corporate shareholders may be required to treat up to 20% of any capital gain dividend as ordinary income under Section 291 of the IRC.
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
The regulation provides that whether a security is “freely transferable” is a factual question to be determined on the basis of all relevant facts and circumstances. The regulation further provides that, where a security is part of an offering in which the minimum investment is $10,000 or less, some restrictions on transfer ordinarily will not, alone or in combination, affect a finding that the securities are freely transferable. The restrictions on transfer enumerated in the regulation as not affecting that finding include any restriction on or prohibition against any transfer or assignment that would result in a termination or reclassification for federal or state tax purposes, or would otherwise violate any state or federal law or court order. Additionally, limitations or restrictions on the transfer or assignment of a security that are created or imposed by persons other than the issuer of a security or persons acting for or on behalf of the issuer will ordinarily not prevent the security from being considered freely transferable.
We believe that the restrictions imposed under our declaration of trust and bylaws on the transfer of shares do not result in the failure of our shares to be “freely transferable.” In addition, we do not expect or intend to impose in the future, or to permit any person to impose on our behalf, on shares owned by an ERISA Plan or Non-ERISA Plan, any limitations or restrictions on transfer that would not be among the enumerated permissible limitations or restrictions in the regulation and that would otherwise result in the failure of our shares to be “freely transferable”. Assuming that each class of our shares will be “widely held” and that no facts and circumstances exist that prevent shares owned by an ERISA Plan or Non-ERISA Plan from being “freely transferable” for purposes of the regulation, our counsel, Sullivan & Worcester LLP, is of the opinion that under the regulation each class of our currently outstanding shares is publicly offered and our assets will not be deemed to be “plan assets” of any ERISA Plan or Non-ERISA Plan that acquires our shares in a public offering. This opinion is conditioned upon certain assumptions and representations, as discussed above under the heading “Material United States Federal Income Tax

Considerations—Taxation as a REIT.” Also, the opinion of our counsel is not binding on either the Department of Labor or a court, and either could take a position different from that expressed by our counsel.
Item 1A. Risk Factors
Summary of Risk Factors
Our business is subject to a number of risks and uncertainties. The following is a summary of the principal risk factors described in this section:
•unfavorable market and commercial real estate industry conditions due to, among other things, uncertainties surrounding interest rates and inflation, changing tariffs and trade policies and related uncertainty, supply chain disruptions, volatility in the public equity and debt markets and in the commercial real estate markets, generally, geopolitical instability and tensions, pandemics, any U.S. government shutdown, economic downturns or a possible recession, labor market conditions and other conditions beyond our control, have had and may continue to have a material adverse effect on our and our tenants’, hotel managers’ and other operators’ results of operations and financial conditions and they may be unable to satisfy their obligations to us;
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
•we have a high concentration of properties that are operated by TA and Sonesta, and their failure to profitably operate our properties or perform their obligations under their agreements with us, could adversely impact our results of operations, and we could experience significant disruption to our operations if we were required to replace either TA or Sonesta;
•we may not succeed in selling properties at prices we target;
•we and our tenants and managers face significant competition;
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
•we are subject to risks related to the security of RMR’s or our hotel managers’ information technology and RMR’s use of artificial intelligence;
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
Risks Related to Our Business
Unfavorable market and industry conditions have had and may continue to have a material adverse effect on our results of operations, financial condition and ability to pay distributions to our shareholders.
Our business and operations have been and may continue to be adversely affected by market and economic volatility experienced by the U.S. and global economies, the commercial real estate industry and/or the local economies in the markets in which our properties are located. Unfavorable economic and industry conditions may be due to, among other things, uncertainties surrounding interest rates and inflation, changing tariffs and trade policies and related uncertainty, supply chain disruptions, volatility in the public equity and debt markets, geopolitical instability and tensions, pandemics, any U.S. government shutdown, economic downturns or a possible recession, labor market conditions, catastrophic events such as natural disasters, adverse weather and climate conditions and other conditions beyond our control. As economic conditions in the United States may affect real estate values, occupancy levels and rents and returns, trucking volume and demand for diesel fuel, gasoline, business and leisure travel, current and future economic conditions in the United States, including slower growth or a possible recession and capital market volatility or disruptions, could have a material adverse impact on our earnings and financial condition. Economic conditions may be affected by numerous factors, including, but not limited to, the pace of economic growth and/or recessionary concerns, inflation, increases in the levels of unemployment, energy prices, uncertainty about government fiscal, tax and trade policy, geopolitical events, the regulatory environment, the availability of credit and interest rates. Current conditions may negatively impact our ability to pay distributions to our shareholders and these or other conditions may have similar impacts in the future and on our results of operations and financial condition.
Our tenants may be unable to satisfy their obligations to us, and our hotel operators may not be able to improve their operating results.
As a result of market practices that arose or increased in recent years and the impacts they have had on travel and the broader economy throughout the United States, our properties, particularly our hotels, experienced significant declines in operating performance which have had a significant negative effect on our operating results and cash flow. Consumer confidence, changing customer preferences, customer demand, corporate travel and lodging demand have been and will continue to be affected by economic and market conditions, unemployment levels, perceptions of the safety of travel, the continued use of video conferencing technologies rather than in person meetings and broader macroeconomic trends and conditions. These trends, together with increasing labor costs and shortages, uncertainties surrounding interest rates, tax rates, commodity and other price inflation, changing tariffs and trade policies and related uncertainty, and supply chain challenges, may continue to negatively impact our operations, particularly our hotel operations, the operations of our tenants and our financial results and may have an impact on the results of operations and financial condition of our tenants and result in their defaulting their obligations under our leases, including failing to pay the rent due to us. Such adverse economic conditions may also reduce overall demand for leased space, which could adversely affect our ability to maintain our current tenants or attract new tenants. At any given time, our tenants may experience a downturn in their business that may weaken the operating results and financial condition of individual properties or of their business as whole. As a result, a tenant may delay lease commencement, decline to extend a lease upon its expiration, fail to make rental payments when due, become insolvent or declare bankruptcy. We depend on our tenants to operate the properties we lease to them in a manner that generates revenues sufficient to allow them to meet their obligations to us, including their obligations to pay rent, maintain certain insurance coverage and pay real estate taxes and maintain the properties. Our tenants’ failure to successfully operate their businesses could materially and adversely affect us.
We have a substantial amount of debt and are subject to risks related to our debt, including our ability to refinance maturing debt and the cost of any such refinanced debt.
As of December 31, 2025, our consolidated debt was $5.5 billion.
We are subject to numerous risks associated with our debt, including our ability to refinance maturing debt and the cost of any refinancing, the risk that our cash flows could be insufficient for us to make required payments and risks associated with changing interest rates. There are no limits in our organizational documents on the amount of debt we may incur, and, subject to any limitations in our debt agreements, we may incur additional debt. Our debt may increase our vulnerability to adverse market and economic conditions, limit our flexibility in planning for changes in our business and place us at a disadvantage in relation to competitors that have lower debt levels. Our existing and future debt could limit our ability to incur additional debt and increase our exposure to floating interest rates or expose us to potential events of default (if not cured or waived) under covenants contained in debt instruments that could have a material adverse effect on our business, financial condition and operating results. High interest rates have significantly increased our cost of capital. Although we have an option to extend the maturity date of certain of our debt upon payment of a fee and meeting other conditions, the applicable conditions may not be met, and we may be required to repay or refinance our existing debt with new debt on less favorable terms. Excessive or expensive debt could reduce the available cash flow to fund, or limit our ability to obtain financing for, working capital, lease obligations, capital expenditures, refinancing, acquisitions, development or redevelopment projects or other purposes and hinder our ability to pay distributions to our shareholders.
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
Our debt agreements contain various conditions, covenants and events of default. We may not be able to satisfy all of these conditions or may default on some of these covenants for various reasons, including for reasons beyond our control. If any of the covenants in these debt agreements are breached and not cured within the applicable cure period, we could be required to repay the debt immediately, even in the absence of a payment default, or be prevented from refinancing maturing debt or issuing new debt. Complying with these covenants may limit our ability to take actions that may be beneficial to us and our security holders.
Our credit agreement and our senior notes indentures and their supplements require us to comply with certain financial and other covenants. These covenants may limit our ability to issue new debt or refinance existing debt, our operational flexibility and acquisition and disposition activity. Our ability to comply with those covenants will depend upon the net rental income and hotel operating returns we receive from our properties, or in the case of our credit agreement, the performance and value of properties securing our revolving credit facility. If our rents or returns decline, or the performance or values of our properties decline, we may be unable to borrow under our revolving credit facility. If we are unable to borrow under our revolving credit facility, we may be unable to meet our obligations or grow our business by acquiring additional properties or otherwise. If we default under our credit agreement, our lenders may demand immediate payment and could seek payment from the subsidiary guarantors under our credit agreement, seek to sell any pledged equity interests of certain subsidiaries or the mortgaged properties owned by such pledged subsidiaries, or may elect not to fund future borrowings. During the continuance of any event of default under our credit agreement, we may be limited or, in some cases, prohibited from paying distributions to our shareholders. Any default under our credit agreement that results in acceleration of our obligations to repay outstanding debt or in our no longer being permitted to borrow under our revolving credit facility would likely have serious adverse consequences to us and would likely cause the value of our securities to decline.
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
We have a substantial amount of debt that is secured by properties that we own or by a pledge of the equity interests of certain of our subsidiaries. Secured debt, including mortgage and asset backed debt, increases our risk of asset and property losses because defaults on debt secured by our assets may result in foreclosure actions initiated by lenders and ultimately our loss of the property or other assets securing any debts for which we are in default. Any foreclosure on a mortgaged property or group of properties could have a material adverse effect on the overall value of our portfolio of properties and more generally on us. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds, which could materially and adversely affect us.
We face challenges from uncertainties regarding interest rates, and high interest rates have significantly increased our interest expense and may otherwise materially and negatively affect us.
Increases in interest rates and sustained high interest rates may materially and negatively affect us in several ways, including:
•one of the factors that investors typically consider important in deciding whether to buy or sell our common shares is the distribution rate on our common shares relative to prevailing interest rates, and our quarterly cash distribution rate on our common shares is currently $0.01 per common share in order to enhance our liquidity until our leverage profile otherwise improves. If market interest rate levels increase, investors may expect a higher distribution rate than we are able to pay, which may increase our cost of capital, or they may sell our common shares and seek alternative investments with higher distribution rates. Sales of our common shares may cause a decline in the market price of our common shares;
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
•we have a substantial amount of fixed rate debt maturing over the next few years. Our ability to refinance this debt and the cost of any such refinancing will be subject to market conditions, our financial condition and operating performance and our credit ratings; and
•property values are often determined, in part, based upon a capitalization of rental income formula. When interest rates are high, real estate transaction volumes slow due to increased borrowing costs and property investors often demand higher capitalization rates, which causes property values to decline. High interest rates could therefore lower the value of our properties and cause the value of our securities to decline.
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
We have a high concentration of properties that are leased to TA.
As of December 31, 2025, we leased 175 travel centers to TA, which constituted approximately 33.0% of our total historical real estate investments. If TA were to fail to meet their obligations under our agreements, our income from these properties may be adversely affected. Further, if we were required to replace TA, we could experience significant disruptions in operations at the applicable properties, which could reduce our income and cash flows from, and the value of, those properties.

TA’s parent company has provided us a limited guarantee of our leases. If the guarantor of our leases does not earn sufficient income from their businesses, it may not have sufficient resources independent of these leaseholds to pay their guarantee obligations to us.
If Sonesta or our other hotel managers fail to operate our hotels profitably, we may need to fund operating losses for those hotels or make capital contributions to Sonesta.
Sonesta operated 69 of our hotels, which constituted 41.8% of our historical real estate investments as of December 31, 2025. The returns we receive from our managed hotels are dependent upon the financial results of those hotels’ operations. The impacts of economic and market conditions, including inflationary pressures, high interest rates, unemployment levels, changing tariffs and trade policies and related uncertainty, work from home policies, use of technologies and broader economic trends, among other things, may result in our managed hotels experiencing operating losses that we will need to fund. Further, we own 34% of Sonesta. If Sonesta experiences losses, or requires additional capital, Sonesta may request we fund our share through the contribution of additional capital. For further information about our agreements with and ownership stake of Sonesta, see Notes 4, 5 and 9 to our consolidated financial statements in Part IV, Item 15 of this Annual Report on Form 10-K.
Inherent risks in the hotel industry could impact Sonesta and our other managers and affect our business.
Approximately 48.6% of our historical real estate investments as of December 31, 2025, are in our hotel properties. Our hotels are subject to operating risks common to the hotel industry, many of which are beyond our control and may impact Sonesta and our other managers, including risks associated with:
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
As of December 31, 2025, we had 11 properties held for sale and are at various stages of bringing additional properties to market. We also plan to selectively sell additional properties from time to time to reduce our leverage, fund capital expenditures and future acquisitions and strategically update, rebalance and reposition our investment portfolio. Our ability to sell properties and the prices we may receive in any such sales, may be affected by various factors. In particular, these factors could arise from, among other things:
•weaknesses in or a lack of established markets for the properties we may identify for sale;
•the historical financial performance of the property or tenant;
•the availability of financing to potential purchasers on reasonable terms;
•changes in the financial condition of prospective purchasers for, and the tenants of, the properties;
•the terms of leases or agreements with tenants or managers at certain of the properties;
•the characteristics, quality and prospects of the properties;
•the number of prospective purchasers;
•the number of competing properties in the market;
•unfavorable local, national or international economic conditions, such as uncertainties surrounding interest rates and inflation, changing tariffs and trade policies and related uncertainty, supply chain challenges, economic downturns or a possible recession and labor market conditions; and
•changes in laws, regulations or fiscal policies of jurisdictions in which the properties are located.
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
We may be unable to fund capital improvements at our properties and our investments may cost more, take longer to complete than expected or not result in improved financial performance.
Our hotel management agreements and certain of our lease arrangements require us to fund capital improvements at certain of our properties. Hotels in particular require us to expend significant amounts to maintain them and to meet brand standards. We may not have the funds necessary to make necessary or desired improvements to our properties and such investments, if made, may not be sufficient to maintain or improve the financial results of our properties. Certain of our management agreements and lease arrangements require us to maintain the applicable properties in a certain required condition. If we fail to maintain these properties in the required condition, the operator may terminate the applicable management or lease agreement and hold us liable for damages. Planned capital investments could cost more and take longer to complete than expected as a result of labor costs and shortages and commodity and other price inflation due to changing tariffs and trade policies and related uncertainty and supply chain challenges, among other things.
Our assessment that certain necessity-based service industries are more e-commerce resistant than many others may prove to be incorrect, and changes in macroeconomic trends may adversely affect our net lease tenants, either of which could impair our tenants’ ability to make rental payments to us and materially and adversely affect us.
Our net lease properties are primarily leased to tenants in necessity-based service industries we believe have characteristics that make them e-commerce resistant and resilient through economic cycles. Business conditions, particularly in the retail industry, are rapidly changing, and our net lease tenants may be adversely affected by changing consumer preferences, increased brand competition, technological innovation and competition from non-traditional sources. Increased competition and a deterioration in our tenants’ businesses could impair their ability to meet their lease obligations to us and materially and adversely affect us.

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
We face significant competition.
The businesses conducted at our properties face significant competition. For example, our travel center properties compete with other large, national operators of travel centers, and certain of their competitors have significantly increased the number of travel centers they operate, including as a result of new construction of travel centers. Some of our retail tenants compete with online retailers or service providers. We also compete for tenants at our retail net lease properties. Our retail net lease properties compete in the multi-billion dollar commercial real estate market with numerous developers and owners of properties, many of which own properties similar to ours and are in the same markets in which our properties are located. In operating and managing our retail net lease portfolio, we compete for tenants based on a number of factors, including location, rental rates and flexibility. Our hotels compete with other hotels operated in our markets, and the hotel industry has in the past experienced significant growth in supply from construction in certain markets where we own hotels. Certain of our competitors have greater economies of scale, have lower cost of capital, have access to more capital and resources and have greater name recognition than we do.
We also face significant competition for acquisition opportunities from other investors. Some of our competitors may have greater financial and other resources than us and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of property operators and the extent of leverage used in their capital structure. Due to competition for acquisitions, we may be unable to acquire desirable properties or we may pay higher prices for, and realize lower net cash flows than we hope to achieve from, acquisitions.
Many of our tenants do not have credit ratings.
The majority of our tenants are not rated by any nationally recognized credit rating organization. It is more difficult to assess the ability of a tenant that is not rated to meet its obligations than that of a rated tenant. Moreover, tenants may be rated when we enter leases with them, but their ratings may be later lowered or terminated during the term of the leases. Because we have many unrated tenants, we may experience a higher percentage of tenant defaults than landlords who have a higher percentage of highly rated tenants. Our underwriting and credit analysis may not adequately assess the risk of a tenants’ financial health. In addition, the periodic financial information we receive from our tenants may be insufficient to identify the risk of tenant defaults.
We may be unable to renew leases, lease vacant space or re-lease space as leases expire on favorable terms or at all.
Our results of operations depend, in part, on our ability to lease our retail properties by renewing or re-leasing expiring leases and leasing vacant space and optimizing our tenant mix. As of December 31, 2025, leases representing approximately 2.2% of our annualized minimum net lease rents will expire during 2026. As of December 31, 2025, 5.5% of the leasable square footage of our net lease properties was vacant. Current tenants’ performance may decline, or they may not have the financial resources available, to renew current leases and we cannot guarantee that leases that are renewed will have terms that are as economically favorable to us as the expiring lease terms. If tenants do not renew their leases as they expire, or renew for less space, we will have to find new tenants to lease our properties and there is no guarantee that we will be able to find new tenants or that our properties will be re-leased at rental rates equal to or above the current average rental rates or that substantial rent abatements, tenant improvement allowances, early termination rights, below-market renewal options or other lease incentive payments will not be offered to attract new tenants. Unfavorable market and industry conditions, including uncertainties surrounding interest rates and inflation, changing tariffs and trade policies and related uncertainty, supply chain challenges, economic downturns or a possible recession and labor market conditions, may increase these risks. We may experience significant costs in connection with renewing, leasing or re-leasing our properties, which could materially and adversely affect us.
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
Bankruptcy law may adversely impact us.
The occurrence of a tenant bankruptcy could reduce the rent we receive from that tenant, and the current economic conditions, such as uncertainties surrounding interest rates and inflation, changing tariffs and trade policies and related uncertainty, supply chain disruptions, economic downturns or a possible recession and labor market conditions, may increase the risk of our tenants or hotel managers filing for bankruptcy. If a tenant files for bankruptcy, federal law may prohibit us from evicting that tenant based solely upon its bankruptcy, and a bankrupt tenant may be authorized to reject and terminate its lease with us. Any claims against a bankrupt tenant for unpaid future rent would be subject to statutory limitations that may be substantially less than the contractually specified rent we are owed under the lease, and any claim we have for unpaid past rent may not be paid in full. If any of our tenants or hotel managers files for bankruptcy, we may experience delays in enforcing our rights, we may be limited in our ability to replace the tenant or hotel manager and we may incur substantial costs in protecting our investment and re-leasing or finding a replacement tenant or hotel manager.
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
RMR and our hotel managers rely on information technology and systems, including the Internet and cloud-based infrastructures and services, commercially available software and their respective internally developed applications, to process, transmit, store and safeguard information and to manage or support a variety of their business processes (including managing our building systems), including financial transactions and maintenance of records, which may include personal identifying information of employees, guests, tenants and guarantors and lease data. If we or our third party vendors experience material security or other failures, inadequacies or interruptions in our or their information technology systems, we could incur material costs and losses and our operations could be disrupted. RMR and our hotel managers take various actions, and incur significant costs, to maintain and protect the operation and security of information technology and systems, including the data maintained in those systems. However, these measures may not prevent the systems’ improper functioning or a compromise in security, such as in the event of a cyberattack or the improper disclosure of personally identifiable information.
Security breaches, computer viruses, attacks by hackers, online fraud schemes and similar breaches have created and can create significant system disruptions, shutdowns, fraudulent transfer of assets or unauthorized disclosure of confidential information. The risk of a security breach or disruption, particularly through cyberattack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the intensity and sophistication of attempted attacks and intrusions from around the world have increased. The cybersecurity risks to us or our third party vendors are heightened by, among other things, the evolving nature of the threats faced, advances in computer capabilities, new discoveries in the field of cryptography and new and increasingly sophisticated methods used to perpetrate illegal or fraudulent activities, including cyberattacks, email or wire fraud and other attacks exploiting security vulnerabilities in RMR’s, our hotel managers’ or other third parties’ information technology networks and systems or operations. Although most of RMR’s and Sonesta’s staff work from their respective offices for a majority of the work week, flexible working arrangements have resulted in increased remote working. This and other possible changing work practices have adversely impacted, and may in the future adversely impact, RMR’s, our hotel managers’ or other third parties’ abilities to maintain the security, proper function and availability of their respective information technology and systems since remote working by their employees could strain their respective technology resources and introduce operational risk, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that have sought, and may seek, to exploit remote working environments. In addition, RMR’s, our hotel managers’ or other third parties’ data security, data privacy, investor reporting and business continuity processes could be impacted by a third party’s inability to perform in a remote work environment or by the failure of, or attack on, their information systems and technology.
Public companies are required to disclose material cybersecurity incidents on Form 8-K and periodic disclosure of a registrant’s cybersecurity risk management, strategy and governance in annual reports. With the SEC’s continued focus on cybersecurity, we expect increased scrutiny of RMR’s policies and systems designed to manage our cybersecurity risks and our related disclosures.
Any failure by RMR, our hotel managers or other third party vendors to maintain the security, proper function and availability of their respective information technology and systems or to adequately protect personal data, or any failure by RMR, our hotel managers or other third party vendors to provide the appropriate regulatory and other notifications in a timely manner could result in financial losses, interrupt our operations, damage our reputation, cause us to be in default of material contracts and subject us to liability claims or regulatory penalties, any of which could materially and adversely affect our business and the value of our securities.
RMR incorporates artificial intelligence into some of its business workflows and processes, and challenges with properly managing its use could result in reputational harm, competitive harm, legal liability, and increased regulatory costs and could adversely affect our results of operations.
RMR uses generative artificial intelligence and/or machine learning technologies, or collectively, AI Technologies, to enhance certain workflows and processes used in its business, and its research into and continued deployment of such capabilities remain ongoing. AI Technologies are evolving, and the introduction and incorporation of AI Technologies may result in unintended consequences or other new or expanded risks and liabilities and RMR may not be able to anticipate, prevent, mitigate or remediate all potential risks and liabilities. If the content, analyses or recommendations that AI Technologies applications assist in producing are, or are alleged to be, deficient, inaccurate or biased, such as due to limitations in AI Technologies algorithms, insufficient or biased base data or flawed training methodologies, our business, financial condition, results of operations and reputation may be adversely affected. Additionally, AI Technologies are continuously evolving, and RMR may adopt and deploy AI Technologies that could become obsolete earlier than expected, and there can be no assurance that we will realize the desired or anticipated benefits from AI Technologies. Also, our competitors or other third parties may incorporate AI Technologies into their products and services more quickly or more successfully than RMR, which could impair our ability to compete effectively and adversely affect our results of operations.
The use of AI Technologies applications to support business processes carries inherent risks related to data privacy and security, such as unintended or inadvertent transmission of proprietary or sensitive information, including personal data. AI Technologies present emerging ethical issues, and RMR may be unsuccessful in identifying and resolving these issues before they arise. If RMR’s use of AI Technologies becomes controversial, it may experience brand or reputational harm, competitive harm, or legal liability. There is uncertainty in the legal and regulatory landscape for AI Technologies, which is not fully developed, and any laws, regulations or industry standards adopted in response to the emergence of AI Technologies may be burdensome, could entail significant costs, and may restrict or impede RMR’s ability to successfully develop, adopt and deploy AI Technologies efficiently and effectively.
Sustainability initiatives, requirements and market expectations may impose additional costs and expose us to new risks.
There remains a continued focus from regulators, investors, tenants and other stakeholders concerning corporate sustainability. We are, and expect to continue to be, subject to various proposed, new and evolving sustainability laws and requirements adopted by certain states and regulators, including both voluntary and mandatory disclosure requirements that may impact how we conduct business, and we may incur significant costs in compliance with such rules if and when such regulations become effective. Some investors may use ESG factors to guide their investment strategies and, in some cases, may choose not to invest in us, or otherwise do business with us, if they believe our or RMR’s policies relating to corporate sustainability are not aligned with their own policies. Third party providers of corporate sustainability ratings and reports on companies have increased in number, resulting in varied and, in some cases, inconsistent standards. If we or RMR elect not to or are unable to satisfy the criteria by which companies’ corporate responsibility practices are assessed or do not meet the criteria of a specific third party provider, some investors may conclude that our or RMR’s policies with respect to corporate sustainability are inadequate. Pursuant to RMR’s zero emissions goal, RMR has pledged to reduce its Scope 1 and 2 emissions to net zero by 2050 with a 50% reduction commitment by 2029 from a 2019 baseline. We and RMR may face reputational damage in the event that our or their corporate sustainability procedures or standards do not meet the goals that we or RMR have set or the standards set by various constituencies. In addition, there are efforts by some stakeholders and governmental authorities to reduce companies’ efforts regarding ESG, including human capital management-related matters, and anti-ESG or anti-diversity, equity and inclusion, or DEI, sentiment has gained momentum across the United States, with several states and governmental authorities enacting or proposing anti-ESG or anti-DEI policies or legislation and filing suits alleging that ESG or DEI measures or initiatives violate law. Additionally, in January 2025, President Trump signed a number of executive orders focused on DEI, which indicate continued scrutiny of DEI initiatives and potential related investigations of certain private entities with respect to DEI initiatives, including publicly traded companies. If our, RMR and/or our operators’ practices and programs are deemed to be in contradiction of such initiatives, we, RMR and/or our operators could be subject to government investigations or lawsuits that could negatively impact us, RMR and our operators and affect our business, financial condition or reputation. Increasingly, different stakeholder groups and government authorities have divergent views on ESG matters, which increases the risk that any action or lack thereof with respect to ESG matters will be perceived negatively by at least some stakeholders or governmental authorities and adversely impact our reputation and business. If we, RMR and our operators fail to comply with ESG and anti-ESG related regulations and to satisfy the expectations of investors and our operators and other stakeholders or our or RMR’s announced goals and other initiatives are not executed as planned, our and RMR’s reputation could be adversely affected, and our revenues, results of operations and ability to grow our business may be negatively impacted. In addition, we may incur significant costs in attempting to comply with regulatory requirements, ESG and anti-ESG policies or third party expectations or demands.
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
Our manager, RMR, is authorized to follow broad operating and investment guidelines and, therefore, has discretion in identifying the properties that will be appropriate investments for us, as well as our individual operating and investment decisions. Our Board of Trustees periodically reviews our operating and investment guidelines and our operating activities and investments, but it does not review or approve each decision made by RMR on our behalf. In addition, in conducting periodic reviews, our Board of Trustees relies primarily on information provided to it by RMR. RMR may exercise its discretion in a manner that results in investment returns that are substantially below expectations or that results in losses.

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
Christopher Bilotto, our other Managing Trustee and President and Chief Executive Officer, Brian Donley, our Chief Financial Officer and Treasurer, and Jesse Abair, our Vice President, are also officers and employees of RMR. Mr. Bilotto is also a managing trustee and the president and chief executive officer of Diversified Healthcare Trust, or DHC, and Mr. Donley is also the chief financial officer and treasurer of Office Properties Income Trust, or OPI, both of which are REITs managed by RMR. Messrs. Portnoy, Bilotto, Donley and Abair have duties to RMR, Mr. Bilotto has duties to DHC and Mr. Donley has duties to OPI, as well as to us, and we do not have their undivided attention. They and other RMR personnel may have conflicts in allocating their time and resources between us and RMR and other companies to which RMR or its subsidiaries provide services. Some of our Independent Trustees also serve as independent trustees of other public companies to which RMR or its subsidiaries provide management services.
In addition, we may in the future enter into additional transactions with RMR, its affiliates or entities managed by it or its subsidiaries. In addition to his investments in RMR Inc. and RMR, Mr. Portnoy holds equity investments in other companies to which RMR or its subsidiaries provide management services and some of these companies have significant cross ownership interests, including, for example: as of December 31, 2025, Mr. Portnoy beneficially owned, in aggregate, 1.2% of our outstanding common shares and Mr. Portnoy is the controlling shareholder of Sonesta, and we own 34% of Sonesta’s outstanding common stock. Our executive officers also own equity investments in other companies to which RMR or its subsidiaries provide management services. These multiple responsibilities, relationships and cross ownerships may give rise to conflicts of interest or the perception of such conflicts of interest with respect to matters involving us, RMR Inc., RMR, our Managing Trustees, the other companies to which RMR or its subsidiaries provide management services and their related parties. Conflicts of interest or the perception of conflicts of interest could have a material adverse impact on our reputation, business and the market price of our common shares and other securities and we may be subject to increased risk of litigation as a result.
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
Sonesta managed 69 of our hotels as of December 31, 2025. Sonesta is controlled by Adam D. Portnoy. Mr. Portnoy is the sole director of Sonesta, and John G. Murray, an officer and employee of RMR, is Sonesta’s president and chief executive officer. Mr. Murray will resign from his positions with Sonesta and RMR, effective March 31, 2026. Jeffrey C. Leer has been appointed a co-chief executive officer of Sonesta, effective April 1, 2026. Other officers and employees of Sonesta are former employees of RMR. We own 34% of Sonesta’s outstanding common stock.
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
We own 34% of Sonesta’s outstanding common stock. Risks that we have identified elsewhere in this Risk Factors section, particularly those relating to the hotel industry, are applicable to our ownership of Sonesta common stock. In addition, Sonesta is a private company that is controlled by Adam D. Portnoy, one of our Managing Trustees. We have a minority ownership interest in Sonesta, and are therefore limited in our ability to direct or influence Sonesta’s corporate level decisions or to affect changes in Sonesta’s business, strategies, operations and management. In addition, Sonesta’s common stock is not publicly traded and our ability to sell our Sonesta shares is limited. Further, any attempt we may make to sell our Sonesta common stock may be unsuccessful and any price that we may be able to realize for our Sonesta common stock may be at a discount due to the minority ownership interest the stock represents and the absence of a trading market for Sonesta’s common stock. As a result of the foregoing, and for other possible reasons, we may not realize any of the benefits we currently expect from our ownership of

Sonesta common stock, we may be prevented from selling our Sonesta common stock and we could incur losses from our ownership of Sonesta common stock, including our proportion of any operating or other losses that Sonesta may incur.
We are party to transactions with related parties that may increase the risk of allegations of conflicts of interest.
We are party to transactions with related parties, including with entities controlled by Adam D. Portnoy or to which RMR or its subsidiaries provide management services. Our agreements with related parties or in respect of transactions among related parties may not be on terms as favorable to us as they would have been if they had been negotiated among unrelated parties. Our shareholders or the shareholders of RMR Inc. or other related parties may challenge any such related party transactions. If any challenges to related party transactions were to be successful, we might not realize the benefits expected from the transactions being challenged. Moreover, any such challenge could result in substantial costs and a diversion of our management’s attention, could have a material adverse effect on our reputation, business and growth and could adversely affect our ability to realize the benefits expected from the transactions, whether or not the allegations have merit or are substantiated.
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
Our declaration of trust and bylaws prohibit any shareholder, other than RMR and its affiliates (as defined under Maryland law) and certain persons who have been exempted by our Board of Trustees, from owning, directly and by attribution, more than 9.8% of the number or value of shares (whichever is more restrictive) of any class or series of our outstanding shares of beneficial interest, including our common shares. These restrictions in our declaration of trust and bylaws are intended to, among other purposes, assist with our REIT compliance under the IRC. Further, our bylaws contain provisions that generally prohibit shareholders from owning more than 5% (in value or in number of shares, whichever is more restrictive) of any class or series of our outstanding shares, including our common shares. This ownership limitation in our bylaws is intended to help us preserve our ability to use our net operating losses and other tax benefits to reduce our future taxable income. We also believe these restrictions in our declaration of trust and bylaws promote orderly governance. However, these restrictions may also inhibit acquisitions of a significant stake in us and may deter, delay or prevent a change in control of us or unsolicited acquisition proposals that a shareholder may consider favorable. Additionally, provisions contained in our declaration of trust and bylaws or under Maryland law may have a similar impact, including, for example, provisions relating to:
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
Our bylaws currently provide that other than any action arising under the Securities Act, the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for: (1) any Internal Corporate Claim, as such term is defined under the Maryland General Corporation Law; (2) any derivative action or proceeding brought on our behalf; (3) any action asserting a claim for breach of a fiduciary duty owed by any of our Trustees, officers, managers or other agents to us or our shareholders; (4) any action asserting a claim against us or any of our Trustees, officers, managers or other agents arising pursuant to Maryland law, our declaration of trust or bylaws, including any disputes, claims or controversies brought by or on behalf of a shareholder, either on such shareholder’s own behalf, on our behalf or on behalf of any series or class of shares of beneficial interest of ours or by our shareholders against us or any of our Trustees, officers, managers or other agents, including any disputes, claims or controversies relating to the meaning, interpretation, effect, validity, performance or enforcement of our declaration of trust or bylaws; and (5) any action asserting a claim against us or any of our Trustees, officers, managers or other agents that is governed by the internal affairs doctrine of the State of Maryland. Our bylaws currently also provide that the Circuit Court for Baltimore City, Maryland will be the sole and exclusive forum for any dispute, or portion thereof, regarding the meaning, interpretation or validity of any provision of our declaration of trust or bylaws. The exclusive forum provision of our bylaws does not apply to any action for which the Circuit Court for Baltimore City, Maryland does not have jurisdiction. Unless we otherwise consent in writing, the sole and exclusive forum for claims that arise under the Securities Act is the federal district courts of the United States, to the fullest extent permitted by law. Any person or entity purchasing or otherwise acquiring or holding any interest in our shares of beneficial interest shall be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. The exclusive forum provisions of our bylaws may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with us or our Trustees, officers, managers or other agents, which may discourage lawsuits against us and our Trustees, officers, managers or other agents.
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
Dividends payable by U.S. corporations to noncorporate shareholders, such as individuals, trusts and estates, are generally eligible for reduced federal income tax rates applicable to “qualified dividends.” Distributions paid by REITs generally are not treated as “qualified dividends” under the IRC and the reduced rates applicable to such dividends do not generally apply. However, REIT dividends paid to noncorporate shareholders are generally taxed at an effective tax rate lower than applicable ordinary income tax rates due to the availability of a deduction under the IRC for specified forms of income from passthrough entities. More favorable rates will nevertheless continue to apply to regular corporate “qualified” dividends, which may cause some investors to perceive that an investment in a REIT is less attractive than an investment in a non-REIT entity that pays dividends, thereby reducing the demand and market price of our common shares.
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
Beginning with the fourth quarter of 2024, we reduced our quarterly cash distribution rate on our common shares to $0.01 per common share in order to improve our liquidity. We intend to continue to pay regular quarterly distributions to our shareholders at this rate for an indefinite period, subject to applicable REIT tax requirements; however:
•our ability to pay distributions to our shareholders or sustain the rate of distributions may continue to be adversely affected if any of the risks described in this Annual Report on Form 10-K occur, including any negative impact caused by current market and economic conditions, such as uncertainties surrounding interest rates and inflation, changing tariffs and trade policies and related uncertainty, and economic downturns or a possible recession, on our business, results of operations and liquidity;
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
The Notes and the Guarantees are structurally subordinated to the payment of all indebtedness and other liabilities of our subsidiaries that do not guarantee the 2027 Secured Notes, the 2027 Unsecured Notes, the 2029 Notes, the 2031 Notes and the 2032 Notes.
We are the sole obligor on our senior secured notes due 2027, or the 2027 Secured Notes, our 8.625% senior secured notes due 2031, or the 2031 Notes, our outstanding senior unsecured notes, including our 5.50% senior notes due 2027, or the 2027 Unsecured Notes, our 8.375% senior guaranteed unsecured notes due 2029, or the 2029 Notes, or our 8.875% senior guaranteed unsecured notes due 2032, or the 2032 Notes, and any notes or other debt securities we may issue in the future, or, together with the 2027 Secured Notes, 2031 Notes and our outstanding senior unsecured notes, the Notes. Our subsidiaries that guarantee the Notes are the sole obligors on the guarantees of such notes, or the Guarantees. The subsidiaries that guarantee the 2027 Secured Notes, the 2027 Unsecured Notes, the 2029 Notes, the 2031 Notes and the 2032 Notes do not currently guarantee any of our other Notes. Our non-guarantor subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due on the Notes or the Guarantees, or to make any funds available therefor, whether by dividend, distribution, loan or other payments. The rights of holders of the Notes to benefit from any of the assets of our non-guarantor subsidiaries are subject to the prior satisfaction of claims of our non-guarantor subsidiaries’ creditors. As a result, the Notes and the Guarantees are, and, except to the extent that future Notes are guaranteed by our non-guarantor subsidiaries, will be, structurally subordinated to all indebtedness and other liabilities of our subsidiaries that do not guarantee the 2027 Secured Notes, the 2027 Unsecured Notes, the 2029 Notes, the 2031 Notes and the 2032 Notes, including guarantees of or pledges under other indebtedness of ours, payment obligations under lease agreements, trade payables and preferred equity. As of December 31, 2025, our non-guarantor subsidiaries had total indebtedness and other liabilities of approximately $832.5 million (including guarantees of other indebtedness and trade payables, but excluding liabilities to us or a subsidiary guarantor), which are structurally senior to the 2027 Secured Notes, the 2027 Unsecured Notes, the 2029 Notes, the 2031 Notes and the 2032 Notes.
The Notes and the Guarantees, other than the 2027 Secured Notes and the 2031 Notes and the related Guarantees, are unsecured and effectively subordinated to all of our and the subsidiary guarantors’ existing and future secured debt to the extent of the value of the assets securing such indebtedness.
The outstanding Notes and Guarantees, other than the 2027 Secured Notes and the 2031 Notes and the related Guarantees, or the Unsecured Notes and Guarantees, are not secured and any Notes we may issue in the future may not be secured. Upon any distribution to our creditors in a bankruptcy, liquidation, reorganization or similar proceeding relating to us or our property, the holders of our secured debt, including debt under our credit agreement, the 2027 Secured Notes, the 2031 Notes and our $604.7 million in aggregate principal amount of net lease mortgage notes (to the extent such debt remains outstanding and is still then secured), will be entitled to exercise the remedies available to a secured lender under applicable law and pursuant to the instruments governing such debt and to be paid in full, from the assets securing that secured debt before any payment may be made with respect to the Unsecured Notes that are not secured by those assets. In that event, because the Unsecured Notes and Guarantees will not be secured by any of our assets, it is possible that there will be no assets from which claims of holders of such Unsecured Notes can be satisfied or, if any assets remain, that the remaining assets will be insufficient to satisfy those claims in full. If the value of such remaining assets is less than the aggregate outstanding principal amount of such Unsecured Notes and accrued interest and all future debt ranking equally with such Unsecured Notes and Guarantees, we will be unable to fully satisfy our obligations under such Unsecured Notes. In addition, if we fail to meet our payment or other obligations under our secured debt, the holders of that secured debt would be entitled to foreclose on our assets securing that secured debt and liquidate those assets. Accordingly, we may not have sufficient funds to pay amounts due on such Unsecured Notes. As a result, note holders may lose a portion or the entire value of their investment in such Unsecured Notes. Further, the terms of the outstanding Unsecured Notes and Guarantees permit, and the terms of any Notes we may issue in the future may permit, us to incur additional secured debt subject to compliance with certain debt ratios. The Unsecured Notes and Guarantees will be effectively subordinated to any such additional secured debt. As of February 23, 2026, our secured debt included our $649.3 million in aggregate principal amount of net lease mortgage notes, $1.6 billion in principal amount of senior secured notes and no borrowings outstanding under our revolving credit facility.
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
Downgrades in our credit ratings could materially adversely affect the market price of the Notes and may increase our cost of capital.
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
A subsidiary guarantor may be released from its Guarantee under certain circumstances. Such release may occur at any time upon a sale, disposition or transfer, in compliance with the provisions of the indentures and related supplements governing the 2027 Secured Notes, the 2027 Unsecured Notes, the 2029 Notes, the 2031 Notes and the 2032 Notes, of the capital stock of such subsidiary guarantor or of substantially all of the assets of such subsidiary guarantor, or if such subsidiary guarantor becomes an Excluded Subsidiary or a Foreign Subsidiary, as such terms are defined in the applicable indenture or supplemental indenture. In addition, if the 2027 Secured Notes, the 2027 Unsecured Notes, the 2029 Notes, the 2031 Notes and the 2032 Notes have a rating equal to or higher than Baa2 (or the equivalent) by Moody’s Investor Services, or Moody’s, BBB (or the equivalent) by Standard & Poor’s Ratings Services, or S&P, or, additionally in the case of the 2027 Secured Notes, BBB (or the equivalent) by Fitch Ratings, Inc., and at such time no default or event of default under the indenture and related supplements governing the 2027 Secured Notes, the 2027 Unsecured Notes, the 2029 Notes, the 2031 Notes and the 2032 Notes has occurred and is continuing, the Guarantees and all other obligations of the subsidiary guarantors under the indenture will automatically terminate and be released. Accordingly, the 2027 Secured Notes, the 2027 Unsecured Notes, the 2029 Notes, the 2031 Notes and the 2032 Notes may not at all times be guaranteed by some or all of the subsidiaries which guaranteed the 2027 Secured Notes, the 2027 Unsecured Notes, the 2029 Notes, the 2031 Notes and the 2032 Notes on the date they were initially issued.
Failure of our subsidiaries to make required payments on borrowings secured by a significant portion of our assets could materially and adversely affect us.
A significant portion of our investment portfolio consists of assets owned by our consolidated, bankruptcy remote, special purpose entity subsidiaries that have been pledged to secure the long‑term borrowings of those subsidiaries. As of December 31, 2025, the total outstanding principal balance of non‑recourse debt obligations of our consolidated special purpose entity subsidiaries was $649.7 million and assets with approximately $751.5 million undepreciated carrying value held by those subsidiaries had been pledged to secure such borrowings. We or our other consolidated subsidiaries are the equity owners of these special purpose entities, meaning we are entitled to the excess cash flows after debt service and all other required payments are made on the debt of these entities. If our subsidiaries fail to make the required payments on such indebtedness, distributions of excess cash flows to us may be reduced or suspended and the indebtedness may become immediately due and payable. If the subsidiaries are unable to pay the accelerated indebtedness, the pledged assets could be foreclosed upon and distributions of excess cash flows to us may be suspended or terminated, which could have a material adverse impact on us.
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

Item 2. Properties
At December 31, 2025, we owned 760 service-focused retail net lease properties and 94 hotels. The following tables summarize certain information about our properties as of December 31, 2025 (dollars in thousands):

	Net Lease			Hotels			All Properties
Location of Properties	Number of Properties	Undepreciated Carrying Value	Depreciated Carrying Value	Number of Properties	Undepreciated Carrying Value	Depreciated Carrying Value	Total Number of Properties	Total Undepreciated Carrying Value	Total Depreciated Carrying Value
Held and Used:
United States:
Alabama	33	$103,595	$74,208	—	$—	$—	33	$103,595	$74,208
Alaska	1	4,209	2,124	—	—	—	1	4,209	2,124
Arizona	25	178,282	124,943	4	78,836	54,741	29	257,118	179,684
Arkansas	21	89,090	62,327	—	—	—	21	89,090	62,327
California	22	206,531	163,450	19	783,908	524,851	41	990,439	688,301
Colorado	9	89,154	69,604	2	113,626	81,193	11	202,780	150,797
Connecticut	3	16,774	8,645	—	—	—	3	16,774	8,645
Delaware	—	—	—	—	—	—	—	—	—
Florida	48	196,608	148,510	7	404,134	324,265	55	600,742	472,775
Georgia	70	201,010	146,591	6	249,492	173,735	76	450,502	320,326
Hawaii	—	—	—	1	126,098	62,589	1	126,098	62,589
Idaho	2	16,585	12,442	—	—	—	2	16,585	12,442
Illinois	54	216,082	159,878	4	303,173	222,983	58	519,255	382,861
Indiana	40	177,162	125,089	1	16,825	11,053	41	193,987	136,142
Iowa	7	21,388	16,352	—	—	—	7	21,388	16,352
Kansas	5	34,301	26,943	1	16,547	10,435	6	50,848	37,378
Kentucky	13	54,193	36,208	—	—	—	13	54,193	36,208
Louisiana	12	88,160	59,155	1	194,484	136,690	13	282,644	195,845
Maryland	8	49,447	31,857	1	57,763	35,697	9	107,210	67,554
Massachusetts	—	—	—	2	179,411	132,315	2	179,411	132,315
Michigan	51	95,372	61,569	1	15,473	10,101	52	110,845	71,670
Minnesota	10	62,990	46,361	1	77,486	63,248	11	140,476	109,609
Mississippi	9	29,072	21,065	—	—	—	9	29,072	21,065
Missouri	24	87,088	57,432	1	117,240	89,153	25	204,328	146,585
Nebraska	5	23,277	12,428	—	—	—	5	23,277	12,428
Nevada	6	137,591	94,274	1	30,495	19,707	7	168,086	113,981
New Hampshire	1	4,772	2,725	—	—	—	1	4,772	2,725
New Jersey	3	72,074	47,758	2	52,690	31,454	5	124,764	79,212
New Mexico	17	94,610	57,968	—	—	—	17	94,610	57,968
New York	8	42,095	24,880	1	91,768	62,612	9	133,863	87,492
North Carolina	15	49,948	35,811	2	64,792	48,736	17	114,740	84,547
North Dakota	1	3,476	2,487	—	—	—	1	3,476	2,487
Ohio	38	228,158	155,737	2	92,113	66,698	40	320,271	222,435
Oklahoma	12	65,001	49,596	—	—	—	12	65,001	49,596
Oregon	7	71,052	56,746	1	110,850	84,625	8	181,902	141,371
Pennsylvania	27	138,938	94,553	1	68,783	38,825	28	207,721	133,378
Rhode Island	—	—	—	1	15,918	5,687	1	15,918	5,687
South Carolina	16	82,156	56,935	1	77,335	54,807	17	159,491	111,742
Tennessee	35	104,786	74,664	3	98,019	37,902	38	202,805	112,566
Texas	57	354,396	245,600	5	144,178	83,297	62	498,574	328,897
Utah	3	12,122	7,116	1	68,346	32,025	4	80,468	39,141
Virginia	18	67,416	46,823	4	74,784	40,067	22	142,200	86,890
Washington	4	19,740	15,446	3	132,508	91,748	7	152,248	107,194
West Virginia	5	12,778	8,734	—	—	—	5	12,778	8,734
Wisconsin	8	15,960	11,906	—	—	—	8	15,960	11,906
Wyoming	6	53,183	31,033	—	—	—	6	53,183	31,033
	759	3,670,622	2,587,973	80	3,857,075	2,631,239	839	7,527,697	5,219,212

Washington, DC	—	—	—	1	152,617	130,488	1	152,617	130,488
Ontario, Canada	—	—	—	2	57,867	30,707	2	57,867	30,707
Puerto Rico	—	—	—	1	210,851	125,659	1	210,851	125,659
	—	—	—	4	421,335	286,854	4	421,335	286,854
Total	759	$3,670,622	$2,587,973	84	$4,278,410	$2,918,093	843	$7,949,032	$5,506,066

	Net Lease			Hotels			All Properties
Location of Properties	Number of Properties	Undepreciated Carrying Value	Depreciated Carrying Value	Number of Properties	Undepreciated Carrying Value	Depreciated Carrying Value	Total Number of Properties	Total Undepreciated Carrying Value	Total Depreciated Carrying Value
Held For Sale:
Arizona	—	—	—	1	13,322	3,677	1	13,322	3,677
Delaware	—	—	—	1	15,064	11,660	1	15,064	11,660
Georgia	—	—	—	1	8,256	4,906	1	8,256	4,906
Massachusetts	—	—	—	2	39,104	22,896	2	39,104	22,896
Michigan	—	—	—	1	14,383	7,607	1	14,383	7,607
New Jersey	—	—	—	2	34,935	16,771	2	34,935	16,771
Ohio	—	—	—	1	16,906	14,076	1	16,906	14,076
Tennessee	1	1,067	573	—	—	—	1	1,067	573
West Virginia	—	—	—	1	10,714	5,026	1	10,714	5,026
Total	1	$1,067	$573	10	$152,684	$86,619	11	$153,751	$87,192
	760	$3,671,689	$2,588,546	94	$4,431,094	$3,004,712	854	$8,102,783	$5,593,258
As of December 31, 2025, 314 of our net lease properties with an aggregate undepreciated carrying value of $751.5 million were encumbered by mortgage notes with an aggregate principal balance of $649.7 million, 70 of our net lease travel center properties with an aggregate undepreciated carrying value of $739.2 million secured our $1.0 billion senior secured notes, and 36 of our travel center properties with an aggregate undepreciated carrying value of $413.9 million secured our $580.2 million in aggregate principal amount at maturity of zero coupon senior secured notes. In addition, 55 properties, including 38 net lease properties and 17 hotels, with an aggregate undepreciated carrying value of $890.4 million secured our revolving credit facility. For further information regarding our mortgage notes, senior secured notes, and revolving credit facility, see Note 6 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
At December 31, 2025, 13 of our net lease properties and eight of our hotels were on land we leased partially or entirely from unrelated third parties. The average remaining term of the ground leases (including renewal options) for these net lease and hotel properties is approximately 18 years (range of six years to 39 years) and 37 years (range of nine years to 62 years), respectively. Ground rent payable under the ground leases for our net lease properties is generally a fixed amount, averaging $519 thousand per year. Ground rent payable under three of the hotel ground leases is generally calculated as a percentage of hotel revenues. Seven of the eight hotel ground leases require annual minimum rents averaging $365 thousand per year; future rent under one ground lease has been prepaid. Pursuant to the terms of our leases and management agreements, payments of ground lease obligations are generally made by our tenants and hotel managers. However, if a tenant or a hotel manager does not perform obligations under a ground lease or elects not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge, sale or transfer of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.
At December 31, 2025, the aggregate depreciated carrying value of our properties subject to ground leases was as follows (dollars in thousands):

13 net lease (1)	$43,522
Eight hotels (2)	143,565
Total	$187,087
(1)Three of these net lease properties with a depreciated carrying value totaling $21,247 are partially on land we lease from unrelated third parties. The leased land is generally used for additional parking or storm water runoff; however, certain building structures for one of these three net lease properties are located on leased land. We believe these three net lease properties would be operable without the leased land, although we would have to remove the part of the building structure that is located on the leased land and might replace that structure with a new building on land we own.
(2)Two of these hotels with a depreciated carrying value totaling $54,056 are partially on land we lease from unrelated third parties. The leased land is generally used for parking. We believe these two hotels would be operable without the leased land.
Item 3. Legal Proceedings
From time to time, we may become involved in litigation matters incidental to the ordinary course of our business. Although we are unable to predict with certainty the eventual outcome of any litigation, we are currently not a party to any litigation which we expect to have a material adverse effect on our business.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common shares are traded on Nasdaq (symbol: SVC). As of February 23, 2026, there were 382 shareholders of record of our common shares, although there is a larger number of beneficial owners.
Issuer purchases of equity securities. The following table provides information about our purchases of our equity securities during the quarter ended December 31, 2025:

Calendar Month	Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2025 - December 31, 2025	12,727	$1.88	—	$—
(1)These common share withholdings and purchases were made to satisfy tax withholding and payment obligations of certain former employees of RMR and Sonesta in connection with the vesting of prior awards of our common shares. We withheld and purchased these common shares at their fair market values based upon the trading prices of our common shares at the close of trading on Nasdaq on the applicable purchase dates.
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
Overview (dollars in thousands, except per share amounts and per room hotel data)
We are a REIT organized under the laws of the State of Maryland. As of December 31, 2025, we owned 854 properties in 46 states, the District of Columbia, Canada and Puerto Rico.
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
We previously identified 122 hotels with a total of 15,931 keys managed by Sonesta as of December 31, 2024 for disposition in 2025. As of December 31, 2025, we have sold 112 of these hotels with a total of 14,631 keys for a combined sales price of $858,752, excluding closing costs. From January 1, 2026 through February 23, 2026, we sold one hotel with 133 keys for a sales price of $7,100, excluding closing costs. We are at various stages of selling the remaining nine hotels with a total of 1,167 keys. Additionally, in January 2026 we began the marketing for sale of seven full service Sonesta hotels with a total of 2,010 keys. Following completion of the hotel sales, we expect to retain 52 hotels managed by Sonesta, or the Retained Hotels. In August 2025, we and Sonesta amended and restated our management agreements for the Retained Hotels and certain other hotels managed by Sonesta and waived any termination fees under the existing Sonesta management agreement associated with the sale of the 122 hotels.
Our current strategy is focused on reducing debt, transitioning to a company with the majority of its properties being service-focused retail net lease properties through the growth of our net lease portfolio and improving the performance of the hotels we expect to retain after completing the sale of our previously announced dispositions.
Leases and Management Agreements. At December 31, 2025, we owned 760 service-focused retail properties leased to 181 tenants subject to “triple net” leases, where the tenants are generally responsible for the payment of operating expenses and capital expenditures. At December 31, 2025, we also owned 94 hotels managed by four operators. We leased all of these hotels to our wholly owned TRSs that are managed by hotel operating companies as of that date. Our consolidated statements of comprehensive income (loss) include rental income and net lease operating expenses from our net lease properties and hotel operating revenues and hotel operating expenses of our managed hotels.
Net Lease Portfolio. As of December 31, 2025, we owned 760 service-focused retail net lease properties with an aggregate of 13,601,902 square feet leased to 181 tenants subject to “triple net” leases (where the tenants are responsible for payments of operating expenses and capital expenditures) requiring annual minimum rents of $390,051. Our net lease properties were 96.6% occupied as of December 31, 2025 with a weighted (by annual minimum rent) average lease term of 7.4 years, operating under 140 brands in 21 distinct industries. TA is our largest tenant and as of December 31, 2025, leased 175 of our travel centers under five master leases that expire in 2033 and require annual minimum rents of $264,262. In addition, TA receives an annual credit of $25,000 as a result of prepaid rent. BP Corporation North America Inc. guarantees payment under the TA leases, subject to a cap.
Hotel Portfolio. As of December 31, 2025, we owned 94 hotels. During the year ended December 31, 2025, the U.S. hotel industry generally realized increases in average daily rate, or ADR, and decreases in revenue per available room, or RevPAR, compared to 2024. Our hotels produced increases in ADR and RevPAR, which we believe is partially a result of renovation disruption in 2024.

The following table provides a summary for all of our hotels with these revenue metrics for the periods presented, which we believe are key indicators of performance at our hotels.

	Year Ended December 31,
	2025	2024	Change
Retained Hotels
No. of hotels	77	84	(7)
No. of rooms or suites	17,933	19,940	(2,007)
Occupancy	65.3%	62.5%	2.8	pts
ADR	$174.86	$171.82	1.8%
RevPAR	$114.17	$107.38	6.3%
Exit Hotels (1)
No. of hotels	17	122	(105)
No. of rooms or suites	3,310	15,931	(12,621)
Occupancy	57.7%	64.4%	(6.7)	pts
ADR	$115.68	$106.84	8.3%
RevPAR	$66.69	$68.77	(3.0)%
All Hotels
No. of hotels	94	206	(112)
No. of rooms or suites	21,243	35,871	(14,628)
Occupancy	64.1%	63.3%	0.8	pts
ADR	$166.56	$142.12	17.2%
RevPAR	$106.77	$90.01	18.6%
(1)    Exit Hotels represents 17 hotels managed by Sonesta that we plan to sell.
Comparable Hotels Data. We present occupancy, ADR and RevPAR for the periods presented on a comparable basis to facilitate comparisons between periods. We define comparable hotels as those that were owned by us and were open and operating for the entirety of the periods being compared. The following table provides a summary of these revenue metrics for the periods presented.

	Year Ended December 31,
	2025	2024	Change
Retained Hotels
No. of hotels	77	77	—
No. of rooms or suites	17,933	17,933	—
Occupancy	65.3%	63.7%	1.6	pts
ADR	$174.86	$175.14	(0.2)%
RevPAR	$114.17	$111.60	2.3%
Exit Hotels
No. of hotels	17	17	—
No. of rooms or suites	3,310	3,310	—
Occupancy	57.7%	59.5%	(1.8)	pts
ADR	$115.68	$118.92	(2.7)%
RevPAR	$66.69	$70.73	(5.7)%
Comparable Hotels
No. of hotels	94	94	—
No. of rooms or suites	21,243	21,243	—
Occupancy	64.1%	63.1%	1.0	pts
ADR	$166.56	$166.88	(0.2)%
RevPAR	$106.77	$105.23	1.5%
Additional details of our net lease agreements and our hotel operating agreements are set forth in Note 4 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Results of Operations (amounts in thousands, except per share data)
Year Ended December 31, 2025, Compared to Year Ended December 31, 2024

	Year Ended December 31,
	2025	2024	$ Change	% Change
Revenues:
Hotel operating revenues	$1,413,403	$1,496,705	$(83,302)	(5.6)%
Rental income	401,435	400,223	1,212	0.3%
Total revenues	1,814,838	1,896,928	(82,090)	(4.3)%

Expenses:
Hotel operating expenses	1,226,542	1,274,153	(47,611)	(3.7)%
Net lease operating expenses	21,597	19,817	1,780	9.0%
Depreciation and amortization - hotels	174,263	221,299	(47,036)	(21.3)%
Depreciation and amortization - net lease properties	140,700	150,487	(9,787)	(6.5)%
Total depreciation and amortization	314,963	371,786	(56,823)	(15.3)%
General and administrative	40,667	40,239	428	1.1%
Transaction related costs	14,698	6,894	7,804	113.2%
Loss on asset impairment	81,889	56,212	25,677	45.7%
Total expenses	1,700,356	1,769,101	(68,745)	(3.9)%

Gain on sale of real estate, net	84,218	6,269	77,949	n/m
Interest income	8,998	4,052	4,946	122.1%
Interest expense	(413,614)	(383,792)	(29,822)	7.8%
Loss on early extinguishment of debt, net	(2,897)	(16,181)	13,284	(82.1)%
Loss before income tax benefit (expense) and equity in losses of an investee	(208,813)	(261,825)	53,012	(20.2)%
Income tax benefit (expense)	10,717	(1,402)	12,119	n/m
Equity in losses of an investee	(4,225)	(12,299)	8,074	(65.6)%
Net loss	$(202,321)	$(275,526)	$73,205	(26.6)%

Weighted average common shares outstanding (basic and diluted)	165,951	165,338	613	0.4%

Net loss per common share (basic and diluted)	$(1.22)	$(1.67)	$0.45	(26.9)%
References to changes in the income and expense categories below relate to the comparison of consolidated results for the year ended December 31, 2025, compared to the year ended December 31, 2024. For a comparison of consolidated results for the year ended December 31, 2024, compared to the year ended December 31, 2023, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.
Hotel operating revenues. The decrease in hotel operating revenues is primarily a result of our sales of certain hotels since January 1, 2024 ($99,857), partially offset by increases in occupancy and average rates at certain hotels in 2025 ($16,555). Additional operating statistics of our hotels are included in the tables beginning on page 66.
Rental income. The increase in rental income is primarily a result of our acquisitions of certain net lease properties in 2025 ($2,775), partially offset by decreases in rental income resulting from our sales of certain net lease properties since January 1, 2024 ($1,154) and lower rental income recognized at certain of our net lease properties in 2025 ($409).
Hotel operating expenses. The decrease in hotel operating expenses is primarily a result of our sales of certain hotels since January 1, 2024 ($92,047), partially offset by increases in room expenses ($16,381), food and beverage expenses ($7,216) and other operating expenses ($20,839) in 2025.
Net lease operating expenses. The increase in net lease operating expenses is primarily the result of increased property management fees ($2,496) and increases at certain net lease properties in 2025 ($758), partially offset by decreases resulting from our sales of certain net lease properties since January 1, 2024 ($1,474).

Depreciation and amortization - hotels. The decrease in depreciation and amortization—hotels is primarily a result of our sale of certain hotels since January 1, 2024 ($56,698) and certain of our depreciable assets becoming fully depreciated since January 1, 2024 ($12,665), partially offset by depreciation and amortization related to capital expenditures made since January 1, 2024 ($22,327).
Depreciation and amortization - net lease properties. The decrease in depreciation and amortization - net lease properties is primarily a result of certain of our depreciable assets becoming fully depreciated since January 1, 2024 ($10,520) and our sale of certain net lease properties since January 1, 2024 ($1,890), partially offset by increases from our acquisition of certain net lease properties since January 1, 2024 ($1,549) and depreciation and amortization related to capital expenditures made since January 1, 2024 ($1,074).
General and administrative. The increase in general and administrative costs in 2025 is primarily due to increases in other professional fees ($1,325) and franchise taxes ($634), partially offset by decreases in business management fees ($1,531).
Transaction related costs. Transaction related costs in 2025 primarily consisted of costs related to the sale and renovation of certain hotels, partially offset by the recovery of a working capital reserve related to our former agreement with Marriott International, Inc. previously deemed uncollectable and expensed in 2021. Transaction related costs in 2024 primarily consisted of costs related to various labor litigation matters, re-opening costs and other professional fees related to major renovation projects at certain of our hotels.
Loss on asset impairment. We recorded an $81,889 loss on asset impairment in 2025 to reduce the carrying value of 28 hotels and four net lease properties to their estimated fair value less costs to sell. We recorded a $56,212 loss on asset impairment in 2024 to reduce the carrying value of ten hotels and ten net lease properties to their estimated fair value or estimated fair value less costs to sell.
Gain on sale of real estate, net. We recorded an $84,218 net gain on sale of real estate in 2025 in connection with the sales of 112 hotels and 11 net lease properties, and a $6,269 net gain on sale of real estate in 2024 in connection with the sales of 15 hotels and ten net lease properties.
Interest income. The increase in interest income is due to higher average cash balances invested during 2025 compared to 2024.
Interest expense. The increase in interest expense is primarily due to higher outstanding borrowings and weighted average interest rates during 2025 compared to 2024.
Loss on early extinguishment of debt, net. We recorded a $2,897 loss on early extinguishment of debt, net in 2025 as a result of the redemption of certain senior notes. We recorded a $16,181 loss on early extinguishment of debt in 2024 as a result of the redemption and purchase of certain senior notes.
Income tax benefit (expense). The change from income tax expense in 2024 to income tax benefit in 2025 is primarily due to increases in our foreign tax benefit ($11,808) and decreases in our state income tax expense ($311). See Note 10 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for further information.
Equity in losses of an investee. Equity in losses of an investee represents our proportionate share of the losses of Sonesta.
Net loss. Our net loss and our net loss per common share (basic and diluted) each decreased in 2025 compared to 2024 primarily due to the revenue and expense changes discussed above.
Liquidity and Capital Resources (dollars in thousands, except per share amounts)
Our Managers and Tenants
As of December 31, 2025, our 760 service-focused retail net lease properties were leased to 181 tenants and our 94 hotels were managed and operated by four hotel operating companies. The costs of operating and maintaining our properties are generally paid by our tenants for their own account or by the hotel managers as agents for us. Our tenants and hotel managers derive their funding for property operating expenses and for rents and returns due to us generally from property operating revenues and, to the extent these parties themselves fund rents and our owner’s priority returns, from their separate resources. As of December 31, 2025, TA is our largest tenant (175 travel centers) and Sonesta (69 hotels) is our largest hotel manager.

We recorded reserves for uncollectable amounts and reduced rental income by $1,858 and $2,158 during the years ended December 31, 2025 and 2024, respectively, based on our assessment of the collectability of rents. We had reserves for uncollectable rents of $3,115 and $5,058 as of December 31, 2025 and 2024, respectively, included in other assets, net in our consolidated balance sheets.
We define net lease rent coverage as earnings before interest, taxes, depreciation, amortization and rent, or EBITDAR, divided by the annual minimum rent due to us weighted by the minimum rent of the property to total minimum rents of the net lease portfolio. Tenants with no minimum rent required under the lease are excluded. EBITDAR amounts used to determine rent coverage are generally for the latest twelve-month period, based on the most recent operating information, if any, furnished by our tenants. Operating statements furnished by our tenants often are unaudited and, in certain cases, may not have been prepared in accordance with GAAP and are not independently verified by us. In instances where we do not have tenant financial information, we calculate an implied coverage ratio for the period based on other tenants with available financial statements operating the same brand or within the same industry. As a result, we believe using this implied coverage metric provides a more reasonable estimated representation of recent operating results and the financial condition for those tenants. Our net lease properties generated rent coverage of 1.98x and 2.10x as of December 31, 2025 and 2024, respectively.
Our Operating Liquidity and Capital Resources
Our principal sources of funds to meet operating and capital expenses, debt service obligations and distributions to our shareholders are rents from our net lease portfolio, returns generated from our hotels and borrowings under our revolving credit facility and VFN. We receive rents and hotel returns from our tenants and managers monthly. We may receive additional returns, percentage rents and our share of the operating profits of our managed hotels after payment of management fees and other deductions, if any, either monthly or quarterly, and these amounts are usually subject to annual reconciliations. We believe these sources of funds will be sufficient to meet our operating expenses and capital expenditures, pay debt service obligations and make distributions to our shareholders for the next 12 months and for the foreseeable future thereafter. However, as a result of economic conditions, including if the U.S. enters an economic recession, or otherwise, our tenants and managers may become unable or unwilling to pay returns and rents to us when due, and, as a result, our cash flows and net income would decline.
The following is a summary of our sources and uses of cash flows for the periods presented:

	Year Ended December 31,
	2025	2024
Cash and cash equivalents and restricted cash at the beginning of the period	$157,386	$197,830
Net cash provided by (used in):
Operating activities	117,808	139,391
Investing activities	528,712	(222,859)
Financing activities	(431,818)	43,024
Cash and cash equivalents and restricted cash at the end of the period	$372,088	$157,386
The decrease in cash flow provided by operating activities in the 2025 period is primarily due to the sale of certain hotels and lower returns from our hotel portfolio in the 2025 period. The change from cash flow used in investing activities in 2024 to cash flow provided by investing activities in 2025 is primarily due to higher proceeds from the sale of real estate and decreased real estate improvements during 2025, partially offset by real estate acquisitions and deposits during 2025. The change from cash flow provided by financing activities in 2024 to cash flow used in financing activities during 2025 is primarily due to higher net repayments, partially offset by lower distributions to common shareholders during 2025.
We maintain our qualification for taxation as a REIT under the IRC by meeting certain requirements. We lease 94 hotels to our wholly owned TRSs that are managed by hotel operating companies. As a REIT, we do not expect to pay federal income taxes on the majority of our income; however, the income realized by our TRSs in excess of the rent they pay to us is subject to U.S. federal income tax at corporate income tax rates. In addition, the income we receive from our hotels in Canada and Puerto Rico is subject to taxes in those jurisdictions and we are subject to taxes in certain states where we have properties despite our qualification for taxation as a REIT.

Our Investment and Financing Liquidity and Capital Resources
Our hotel operating agreements generally provide that, if necessary, we may provide our managers with funding for capital improvements to our hotels in excess of amounts otherwise available in escrowed FF&E reserves or when no FF&E reserves are available. During the year ended December 31, 2025, we funded $229,389 for capital improvements in excess of FF&E reserves available to our hotels. We currently expect to fund between approximately $120,000 to $140,000 during 2026 for capital improvements to certain hotels using cash on hand.
Various percentages of total sales at some of our hotels are escrowed as FF&E reserves to fund future capital improvements. We own all the FF&E escrows for our hotels. During the year ended December 31, 2025, certain of our hotel managers deposited $6,138 to these accounts and spent $4,818 from the FF&E reserve escrow accounts to renovate and refurbish our hotels. As of December 31, 2025, there was $6,763 on deposit in these escrow accounts, which was held directly by us and is reflected in our consolidated balance sheets as restricted cash.
Our net lease portfolio leases do not require FF&E escrow deposits and tenants under these leases are generally required to maintain the leased properties, including structural and non-structural components. We may provide tenant improvement allowances to tenants in certain cases or may develop sites with the intent to lease them. During the year ended December 31, 2025, we funded $2,451 for capital improvements to our net lease properties. As of December 31, 2025, we had $6,790 of unspent leasing-related obligations related to certain of our net lease tenants.
During the year ended December 31, 2025, we sold 112 hotels for a combined sales price of $858,752, excluding closing costs, and 11 net lease properties for a combined sales price of $19,591, excluding closing costs. From January 1, 2026 through February 23, 2026, we sold one hotel with 133 keys for a sales price of $7,100, excluding closing costs, and one net lease property with 2,510 square feet for a sales price of $610, excluding closing costs. We are at various stages of selling nine hotels with a total of 1,167 keys and have initiated marketing for seven full service Sonesta hotels with a total of 2,010 keys. We believe it is probable that the sales will be completed within one year. We expect to use the net sales proceeds from these sales for general business purposes, including to repay debt.
During the year ended December 31, 2025, we acquired 29 net lease properties with a total of 283,759 square feet for a combined purchase price of $93,743, excluding closing costs, using cash on hand. From January 1, 2026 through February 23, 2026, we acquired three net lease properties with a total of 8,788 square feet for a combined purchase price of $7,398, excluding closing costs, using cash on hand.
During the year ended December 31, 2025, we declared and paid regular quarterly distributions to our common shareholders using cash on hand as follows:

Declaration Date	Record Date	Paid Date	Distribution Per Common Share	Total Distributions
January 16, 2025	January 27, 2025	February 20, 2025	$0.01	$1,666
April 10, 2025	April 22, 2025	May 15, 2025	0.01	1,667
July 10, 2025	July 21, 2025	August 14, 2025	0.01	1,669
October 9, 2025	October 27, 2025	November 13, 2025	0.01	1,681
			$0.04	$6,683
On January 15, 2026, we declared a regular quarterly distribution to common shareholders of record on January 26, 2026 of $0.01 per share, or $1,681. We paid this distribution on February 19, 2026, using cash on hand.
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

Interest payable on drawings under our revolving credit facility is based on SOFR plus a margin ranging from 1.50% to 3.00% based on our leverage ratio, as defined in our credit agreement, which was 2.75% as of December 31, 2025. We also pay unused commitment fees of 20 to 30 basis points per annum on the total amount of lending commitments under our revolving credit facility based on amounts outstanding. As of December 31, 2025 and 2024, the annual interest rate payable on borrowings under our revolving credit facility was 6.37% and 6.99%, respectively. As of December 31, 2025 and February 23, 2026, we had no borrowings outstanding under our revolving credit facility and $650,000 available for borrowing.
As collateral for all loans and other obligations under our revolving credit facility, certain of our subsidiaries pledged all of their respective equity interests in certain of our direct and indirect property owning subsidiaries, and our pledged subsidiaries provided first mortgage liens on certain properties, as discussed below.
In February 2025, we and our lenders amended the agreement governing our revolving credit facility to reduce the minimum fixed charge coverage ratio covenant from 1.50x to 1.30x effective with respect to the fourth quarter of 2024 and continuing through the end of the loan term. In order to exercise the first extension option, we are required to maintain a 1.50x minimum fixed charge coverage ratio level as of and for the duration of the extension period. We also agreed to change the required collateral property debt yield to 10% effective with respect to the first quarter of 2025 and continuing through the end of the loan term and to swap collateral properties as follows: 47 hotels with an aggregate of 7,981 keys were released from the collateral pool and 35 travel centers leased to TA, which we refer to as TA Lease No. 5, were added as collateral to our revolving credit facility. Of the 47 hotels released from the collateral pool, 36 hotels with an aggregate of 4,862 keys and an aggregate undepreciated book value of $650,093 at the time of the amendment were part of our disposition plan. The collateral swap was completed in May 2025. As of December 31, 2025, our revolving credit facility was secured by 55 properties, including 38 net lease properties and 17 hotels, with an aggregate undepreciated book value of $890,424.
Senior Secured Notes Issuance
In September 2025, we issued $580,155 in aggregate principal amount at maturity of zero coupon senior secured notes due 2027 in a private offering, raising net proceeds of approximately $490,000, after giving effect to original issue discount and deducting the initial purchasers’ discount and estimated transaction fees and expenses. These notes are fully and unconditionally guaranteed on a joint and several basis by (i) newly formed wholly owned subsidiaries, or the TA Landlord Subsidiaries, that are the landlords with respect to a portfolio of our properties leased to TA, which we refer to as TA Lease No. 2, and (ii) all of our subsidiaries that guarantee our existing senior unsecured notes. These notes are secured by first-priority liens on the equity interests of subsidiaries that own and lease 36 of our travel center properties with an undepreciated carrying value of $413,904 as of December 31, 2025. These notes require no cash interest payments to accrue prior to maturity. The accreted value of these notes will increase at a rate of 7.50% per annum compounded semiannually on March 30 and September 30 of each year. We have a one-time option to extend the maturity date of these notes by one year, subject to the satisfaction of certain conditions and the payment of an extension fee. The net proceeds from this offering were used repay amounts outstanding under our revolving credit facility.
Redemption of Senior Unsecured Notes
In September 2025, we redeemed at par all of our outstanding 5.25% senior unsecured notes due 2026 for a redemption price equal to the principal amount of $350,000, plus accrued and unpaid interest to but excluding the date of redemption. The redemption was funded using cash on hand.
In October 2025, we redeemed all of our outstanding 4.75% senior unsecured notes due 2026 for a redemption price equal to the principal amount of $450,000, plus accrued and unpaid interest to but excluding the date of redemption and a make whole premium of $1,796. The redemption was funded using cash on hand and borrowings under our revolving credit facility.
In January 2026, we redeemed $300,000 of our $400,000 4.95% senior unsecured notes due 2027 for a redemption price equal to the principal amount, plus accrued and unpaid interest to but excluding the date of redemption and a make whole premium of $1,569. The redemption was funded using cash on hand.

Net Lease Mortgage Notes
On January 27, 2025, our wholly owned, special purpose bankruptcy remote, indirect subsidiary, SVC ABS LLC, or the Initial Issuer, issued the VFN secured by the 314 net lease properties that secure our existing $604,654 of net lease mortgage notes. The VFN permits borrowings on a revolving basis up to $45,000 and the Initial Issuer can borrow, repay and reborrow funds available until maturity. The maturity date of the VFN is January 27, 2027, and, subject to the payment of an extension fee and meeting certain other conditions, can be extended by one year at the Initial Issuer’s option. The VFN requires interest payments only on drawings under the VFN based on SOFR plus a margin of 1.75%, and an unused commitment fee of 50 basis points per annum paid on undrawn amounts. As of December 31, 2025, the annual interest rate payable on borrowings under the VFN was 5.62%. The weighted average annual interest rate for borrowings under the VFN was 5.93% for the year ended December 31, 2025. As of both December 31, 2025 and February 23, 2026, we had $45,000 outstanding under the VFN.
On February 20, 2026, the Initial Issuer, SVC 2026 ABS LLC and SVC 2026 TA ABS LLC priced $745,000 in aggregate principal amount of net lease mortgage notes in three classes. This transaction is expected to close on or about March 6, 2026. The weighted average coupon rate of the three classes is 5.96%. The Class A and Class B notes will require monthly principal repayments at an annualized rate of 0.50% and 0.25% of the balances outstanding, respectively, and the Class M notes will require interest payments only until the maturity date. The notes are expected to mature in March 2031 and may be redeemed without penalty 24 months prior to the scheduled maturity date beginning in March 2029. The notes are non-recourse and are secured by the same 314 properties that secure our existing net lease mortgage notes, plus an additional 158 retail net lease properties that had an aggregate undepreciated book value of $761,508 and leases requiring annual minimum rents of $83,837. We expect to use the net proceeds from this transaction to redeem our 2029 Notes.
On February 20, 2026, we announced the early redemption of our outstanding 2029 Notes for a redemption price equal to the principal amount of $700,000, plus accrued and unpaid interest to but excluding the date of redemption and a make whole premium. This redemption is expected to occur on or about March 7, 2026. We expect to fund this redemption with the proceeds from the net lease mortgage notes transaction described above.
Our debt maturities (other than our revolving credit facility) as of December 31, 2025 were as follows:

Year	Debt Maturities
2026	$1,958
2027 (1)	1,477,114
2028	1,000,737
2029	1,125,000
2030	400,000
Thereafter	1,500,000
$5,504,809
(1) In January 2026, we redeemed $300,000 of our $400,000 4.95% senior unsecured notes due 2027.
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
Debt Covenants
Our debt obligations at December 31, 2025 consisted of $4,855,155 aggregate principal amounts of senior notes, $604,654 aggregate principal amounts of net lease mortgage notes and $45,000 of borrowings outstanding under the VFN. For further information regarding our indebtedness, see Note 6 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.
Our publicly and privately issued senior notes are governed by our indentures and related supplements. These indentures and related supplements and our credit agreement contain covenants that generally restrict our ability to incur debt, including debt secured by mortgages on our properties, in excess of calculated amounts, and require us to maintain various financial ratios. Our credit agreement, net lease mortgage notes, secured senior notes and unsecured senior notes, indentures and their supplements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes RMR ceasing to act as our business manager. As of December 31, 2025, we believe we were in compliance with all of the covenants under our indentures and their supplements, net lease mortgage notes and our credit agreement.
Senior Notes Indenture Covenants
The following table summarizes the results of the financial tests required by the indentures and related supplements for our senior secured and unsecured notes as of December 31, 2025:

	Actual Results (1)	Covenant Requirement
Total debt / adjusted total assets	58.7%	Maximum of 60%
Secured debt / adjusted total assets	33.2%	Maximum of 40%
Consolidated income available for debt service / debt service	1.59x	Minimum of 1.50x
Total unencumbered assets / unsecured debt	218.7%	Minimum 150%
Total unencumbered assets in guarantor subsidiaries / senior guaranteed unsecured debt	4.92x	Minimum of 2.20x
(1) As adjusted for the redemption of $300,000 of 4.95% senior unsecured notes due 2027 redeemed in January 2026, and the issuance of $745,000 of net lease mortgage notes and the redemption of $700,000 of 2029 Notes both expected to occur in March 2026.
As of December 31, 2025, as adjusted for the redemption of $300,000 of 4.95% senior unsecured notes due 2027 redeemed in January 2026, and the issuance of $745,000 of net lease mortgage notes and the redemption of $700,000 of 2029 Notes both expected to occur in March 2026, adjusted total assets for covenant purposes as defined in our senior notes indentures were $8,937,868 and assets encumbered under our revolving credit facility, serving as collateral for our net lease mortgage notes or secured senior notes represented $3,961,366 of adjusted total assets, as defined in our senior notes indentures. Our unencumbered hotels, other net lease properties and other corporate assets represent $4,284,731, $474,510 and $217,261 of adjusted total assets, respectively.
The following table presents the calculation of adjusted total assets to total assets in accordance with GAAP:

Total assets	$6,491,580
Plus: accumulated depreciation (1)	2,509,525
Plus: impairment and other adjustments to reflect original cost of real estate assets	397,103
Less: accounts receivable and intangibles	(205,340)
Less: adjustments for the redemption of $300,000 of 4.95% senior unsecured notes due 2027, the issuance of $745,000 of net lease mortgage notes and the redemption of $700,000 of 2029 Notes	(255,000)
Adjusted total assets	$8,937,868
(1)Includes $66,559 of accumulated depreciation on assets of properties held for sale.
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
Supplemental Guarantor Information
Our 2027 Unsecured Notes, our 2029 Notes and our 2032 Notes are fully and unconditionally guaranteed, on a joint and several basis and on a senior unsecured basis, by all of our subsidiaries, except for certain excluded subsidiaries, including our foreign subsidiaries and our subsidiaries pledged under our credit agreement and our net lease mortgage notes. The notes and the guarantees will be effectively subordinated to all of our and the subsidiary guarantors’ secured indebtedness, respectively, to the extent of the value of the collateral securing such secured indebtedness, and will be structurally subordinated to all indebtedness and other liabilities and any preferred equity of any of our subsidiaries that do not guarantee the notes. Our remaining $1,325,000 of senior unsecured notes do not have the benefit of any guarantees.
A subsidiary guarantor’s guarantee of the 2027 Unsecured Notes, the 2029 Notes and the 2032 Notes and all other obligations of such subsidiary guarantor under the indentures governing the notes will automatically terminate and such subsidiary guarantor will automatically be released from all of its obligations under such subsidiary guarantee and such indenture under certain circumstances, including on or after the date on which (a) the notes have received a rating equal to or higher than Baa2 (or the equivalent) by Moody’s, and BBB (or the equivalent) S&P, or if Moody’s or S&P ceases to rate the notes for reasons outside of our control, the equivalent investment grade rating from any other rating agency and (b) no default or event of default has occurred and is continuing under the indenture. Our non-guarantor subsidiaries are separate and distinct legal entities and will have no obligation, contingent or otherwise, to pay any amounts due on these notes or the guarantees, or to make any funds available therefor, whether by dividend, distribution, loan or other payments. The rights of holders of these notes to benefit from any of the assets of our non-guarantor subsidiaries are subject to the prior satisfaction of claims of those subsidiaries’ creditors and any preferred equity holders. As a result, these notes and the related guarantees will be effectively subordinated to all of our and the subsidiary guarantors’ secured indebtedness, respectively, to the extent of the value of the collateral securing such secured indebtedness, and will be structurally subordinated to all indebtedness and other liabilities of our subsidiaries that do not guarantee these notes, including guarantees of or pledges under other indebtedness of ours, payment obligations under lease agreements, trade payables and preferred equity.
The following table presents summarized financial information for us and the subsidiary guarantors, on a combined basis after elimination of (i) intercompany transactions and balances among us and the subsidiary guarantors and (ii) equity in earnings from, and any investments in, any of our non-guarantor subsidiaries:

As of December 31, 2025
Real estate properties, net(1)	$3,514,819
Other assets, net	679,235

Indebtedness, net	$4,711,060
Intercompany balances(2)	1,630,868
Other liabilities	255,069

Year Ended December 31, 2025
Revenues	$1,438,240
Expenses	1,793,261
Net loss	$(355,021)
(1)Real estate properties, net as of December 31, 2025 includes $17,440 of properties owned directly by us and not included in the assets of the subsidiary guarantors.
(2)Intercompany balances represent payables to non-guarantor subsidiaries.
Related Person Transactions
We have relationships and historical and continuing transactions with RMR, RMR Inc. and Sonesta and others affiliated with them. For further information about these and other such relationships and related person transactions, see Notes 4, 5, 8 and 9 to our consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K, which are incorporated herein by reference and our other filings with the SEC, including our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders, or our definitive Proxy Statement, to be filed with the SEC within 120 days after the fiscal year ended December 31, 2025. For further information about the risks that may arise as a result of these and other related person transactions and relationships, see elsewhere in this Annual Report on Form 10-K, including “Warning Concerning Forward-Looking Statements,” “Business” in Part I, Item 1 and “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. We may engage in additional transactions with related persons, including businesses to which RMR or its subsidiaries provide management services.
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
We have determined that each of our wholly owned TRSs is a VIE as defined under the Consolidation Topic of the Financial Accounting Standards Board Accounting Standards Codification™, or ASC. We have concluded that we must consolidate each of our wholly owned TRSs because we are the entity with the power to direct the activities that most significantly impact such VIE’s performance and we have the obligation to absorb the majority of the potential variability in gains and losses of each VIE, with the primary focus on losses, and are therefore the primary beneficiary of each VIE.
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
We account for income taxes in accordance with the Income Taxes Topic of the ASC. Under this Topic, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We measure deferred tax assets and liabilities using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. We establish valuation allowances to reduce deferred tax assets to the amounts that are expected to be realized when necessary. We have elected to be taxed as a REIT under the IRC and are generally not subject to federal and state income taxation on our operating income provided we distribute our taxable income to our shareholders and meet certain organization and operating requirements. Despite our qualification for taxation as a REIT, we are subject to income tax in Canada, Puerto Rico and in certain states. Further, we lease our managed hotels to our wholly owned TRSs that, unlike most of our subsidiaries, file a separate consolidated tax return and are subject to federal, state and foreign income tax. Our consolidated income tax provision (or benefit) includes the income tax provision (or benefit) related to the operations of the TRSs and state and foreign income taxes incurred by us despite our qualification for taxation as a REIT. The Income Taxes Topic also prescribes how we should recognize, measure and present in our financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Tax benefits are recognized only to the extent that it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. Tax returns filed for the 2022 through 2025 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our financial statements as a component of general and administrative expense.
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

Property and Operating Statistics (dollars in thousands, except hotel statistics)
As of December 31, 2025, we owned and managed a diverse portfolio of hotels and net lease properties across the United States and in Puerto Rico and Canada with 149 distinct brands across 22 industries.
Hotel Portfolio
The following tables summarize the operating statistics, including occupancy, ADR and RevPAR reported to us by our hotel managers by hotel brand for the periods indicated. All operating data presented are based upon the operating results provided by our hotel managers for the indicated periods. We have not independently verified our managers’ operating data.

All Hotels*		No. of Hotels	No. of Rooms or Suites	Occupancy			ADR			RevPAR
				Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
Brand	Service Level			2025	2024	Change	2025	2024	Change	2025	2024	Change
Retained Hotels:
Royal Sonesta Hotels®	Full Service	14	4,821	64.1%	63.9%	0.2 pts	$242.18	$240.63	0.6%	$155.22	$153.81	0.9%
Sonesta Hotels & Resorts®	Full Service	18	6,040	62.9%	59.8%	3.1 pts	171.97	171.92	—%	108.11	102.87	5.1%
Radisson® Hotels & Resorts	Full Service	5	1,149	61.4%	65.4%	(4.0) pts	150.94	147.07	2.6%	92.60	96.14	(3.7)%
Country Inn & Suites® by Radisson	Full Service	2	346	68.3%	70.2%	(1.9) pts	139.96	148.28	(5.6)%	95.54	104.14	(8.3)%
Crowne Plaza®	Full Service	1	495	66.6%	63.3%	3.3 pts	141.18	142.09	(0.6)%	94.03	90.01	4.5%
Full Service Total/Average		40	12,851	63.5%	62.3%	1.2 pts	194.56	194.15	0.2%	123.51	120.91	2.1%
Sonesta ES Suites®	Extended Stay	7	958	74.7%	71.0%	3.7 pts	149.65	152.75	(2.0)%	111.77	108.44	3.1%
Sonesta Select®	Select Service	6	873	65.2%	64.2%	1.0 pts	134.65	139.44	(3.4)%	87.74	89.50	(2.0)%
Sonesta Simply Suites®	Extended Stay	7	1,144	72.6%	74.1%	(1.5) pts	124.41	123.47	0.8%	90.37	91.47	(1.2)%
Hyatt Place®	Select Service	17	2,107	68.2%	63.4%	4.8 pts	120.63	120.48	0.1%	82.23	76.35	7.7%
Focused Service Total/Average		37	5,082	69.9%	67.4%	2.5 pts	129.61	130.74	(0.9)%	90.58	88.06	2.9%
Retained Hotels Total/Average		77	17,933	65.3%	63.7%	1.6 pts	$174.86	$175.14	(0.2)%	$114.17	$111.60	2.3%

Exit Hotels:
Royal Sonesta Hotels®	Full Service	3	842	47.2%	46.4%	0.8 pts	$166.91	$175.04	(4.6)%	$78.77	$81.27	(3.1)%
Sonesta Hotels & Resorts®	Full Service	4	1,168	51.7%	55.7%	(4.0) pts	93.14	97.14	(4.1)%	48.14	54.07	(11.0)%
Full Service Total/Average		7	2,010	49.8%	51.8%	(2.0) pts	122.42	126.39	(3.1)%	60.97	65.47	(6.9)%
Sonesta ES Suites®	Extended Stay	6	768	68.9%	70.2%	(1.3) pts	114.68	116.86	(1.9)%	79.02	82.06	(3.7)%
Sonesta Select®	Select Service	1	155	65.2%	71.9%	(6.7) pts	125.30	125.38	(0.1)%	81.75	90.09	(9.3)%
Sonesta Simply Suites®	Extended Stay	3	377	73.5%	73.4%	0.1 pts	89.72	92.26	(2.8)%	65.91	67.76	(2.7)%
Focused Service Total/Average		10	1,300	69.8%	71.4%	(1.6) pts	108.24	110.54	(2.1)%	75.54	78.87	(4.2)%
Exit Hotels Total/Average		17	3,310	57.7%	59.5%	(1.8) pts	115.68	118.92	(2.7)%	66.69	70.73	(5.7)%

All Hotels Total/Average		94	21,243	64.1%	63.1%	1.0 pts	$166.56	$166.88	(0.2)%	$106.77	$105.23	1.5%
* Includes results of all hotels owned as of December 31, 2025. Excludes the results of hotels sold during the periods presented. Retained Hotels represents 52 hotels managed by Sonesta, 17 hotels managed by Hyatt, seven hotels managed by Radisson, and one hotel managed by IHG that we will continue to own after the Exit Hotels are sold. Exit Hotels represents 17 hotels managed by Sonesta that we plan to sell.
Net Lease Portfolio
As of December 31, 2025, our net lease properties were 96.6% occupied and we had 26 properties available for lease. During the year ended December 31, 2025, we entered into lease renewals for 977,089 rentable square feet (32 properties) at weighted (by rentable square feet) average rents that were 4.6% above the prior rents for the same space. The weighted (by rentable square feet) average lease term for these leases was 10.5 years. We also entered into new leases for 137,774 rentable square feet (40 properties) at weighted (by rentable square feet) average rents that were 19.9% above the prior rent for the same space. The weighted (by rentable square feet) average lease term for these leases was 7.7 years.

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
As of December 31, 2025, our net lease tenants operated across 140 brands. The following table identifies the top ten brands based on annualized minimum rent.

	Brand	No. of Properties	Investment (1)	Percent of Total Investment	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent	Rent Coverage (2)
1.	TravelCenters of America Inc.	131	$2,254,950	44.3%	$180,329	46.2%	1.20x	(3)
2.	Petro Stopping Centers	44	1,015,156	19.9%	83,933	21.5%	1.20x	(3)
3.	The Great Escape	14	98,242	1.9%	7,711	2.0%	4.00x
4.	Life Time Fitness	3	92,617	1.8%	6,347	1.6%	2.59x
5.	Buehler's Fresh Foods	5	76,469	1.5%	6,223	1.6%	2.61x
6.	Heartland Dental	59	61,120	1.2%	5,159	1.3%	4.43x
7.	Pizza Hut	45	54,248	1.1%	4,353	1.1%	2.16x
8.	Express Oil Change	23	49,724	1.0%	3,717	1.0%	5.77x
9.	Norms	10	53,673	1.1%	3,430	0.9%	3.62x
10.	Flying J Travel Plaza	3	41,681	0.8%	3,312	0.8%	3.14x
	Other (4)	423	1,295,268	25.4%	85,537	22.0%	3.68x
	Total	760	$5,093,148	100.0%	$390,051	100.0%	1.98x
(1)Represents the historical cost of our net lease properties plus capital improvements funded by us less impairment write-downs, if any.
(2)See page 58 for our definition of rent coverage.
(3)Rent coverage information provided by tenant is for all 175 sites on a consolidated basis and is as of December 31, 2025. Annualized minimum rent amounts and the rent used to calculate rent coverage is based on the stated rent amounts in the lease and excludes the impact of rents prepaid by TA.
(4)Consists of 130 distinct brands with an average investment of $3,062 per property and average annual minimum rent of $202 per property.
As of December 31, 2025, our top ten net lease tenants based on our annualized minimum rent are listed below.

	Tenant	Brand Affiliation	No. of Properties	Investment (1)	Percent of Total Investment	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent	Rent Coverage (2)
1.	TravelCenters of America Inc. (3)	TravelCenters of America / Petro Stopping Centers	175	$3,270,106	64.2%	$264,262	67.8%	1.20	x
2.	Universal Pool Co., Inc.	The Great Escape	14	98,242	1.9%	7,711	2.0%	4.00	x
3.	Healthy Way of Life II, LLC	Life Time Fitness	3	92,617	1.8%	6,347	1.6%	2.59	x
4.	Styx Acquisition, LLC	Buehler's Fresh Foods	5	76,469	1.5%	6,223	1.6%	2.61	x
5.	Express Oil Change, L.L.C.	Express Oil Change	23	49,724	1.0%	3,717	1.0%	5.77	x
6.	Norms Restaurants, LLC	Norms	10	53,673	1.1%	3,430	0.9%	3.62	x
7.	Pilot Travel Centers LLC	Flying J Travel Plaza	3	41,681	0.8%	3,312	0.8%	3.14	x
8.	Automotive Remarketing Group, Inc.	America's Auto Auction	6	38,314	0.8%	3,216	0.8%	10.27	x
9.	Fleet Farm Group LLC	Fleet Farm	1	37,802	0.7%	2,894	0.7%	2.11	x
10.	Heartland Dental, LLC	Heartland Dental	35	31,045	0.6%	2,686	0.7%	5.21	x
	Subtotal, Top 10		275	3,789,673	74.4%	303,798	77.9%	1.57	x
	Other (4)	Various	485	1,303,475	25.6%	86,253	22.1%	3.41	x
	Total		760	$5,093,148	100.0%	$390,051	100.0%	1.98	x
(1)Represents the historical cost of our net lease properties plus capital improvements funded by us less impairment write-downs, if any.
(2)See page 58 for our definition of rent coverage.
(3)TA is our largest tenant. We lease 175 travel centers (131 under the TravelCenters of America brand and 44 under the Petro Stopping Centers brand) to a subsidiary of TA under five master leases that expire in 2033. TA has five renewal options for ten years each for all of the travel centers under each lease. BP Corporation North America Inc. guarantees payments under each of the five master leases. The aggregate guaranty as of December 31, 2025 was approximately $3,022,867. Annualized minimum rent amounts and the rent used to calculate rent coverage is based on the stated rent amounts in the lease and excludes the impact of rents prepaid by TA. Rent coverage was 1.21x, 1.23x, 1.35x, 1.24x and 1.05x, for our TA leases no. 1, no. 2, no. 3, no. 4 and no. 5, respectively. Rent coverage is as of December 31, 2025.

(4)Consists of 171 tenants with an average investment of $2,688 per property and an average annual minimum rent of $178 per property.
As of December 31, 2025, our net lease tenants operated across 21 distinct industries within the service-focused retail sector of the U.S. economy.

	Industry	No. of Properties	Investment (1)	Percent of Total Investment	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent	Rent Coverage (2)
1.	Travel Centers	178	$3,311,787	65.0%	$267,574	68.6%	1.22x	(3)
2.	Restaurants - Quick Service	211	293,030	5.8%	20,783	5.3%	2.87x
3.	Health and Fitness	15	204,027	4.0%	13,233	3.4%	2.08x
5.	Restaurants - Casual Dining	59	208,582	4.1%	13,063	3.3%	3.03x
4.	Grocery Stores	19	129,152	2.5%	9,883	2.5%	3.12x
6.	Medical, Dental Office	70	104,042	2.0%	8,680	2.2%	3.47x
7.	Automotive Equipment and Services	64	107,341	2.1%	7,865	2.0%	4.98x
8.	Home Goods and Leisure	14	98,242	1.9%	7,711	2.0%	4.00x
9.	Movie Theaters	14	134,478	2.6%	7,104	1.8%	2.13x
10.	Automotive Dealers	8	62,656	1.2%	5,094	1.3%	7.98x
11.	General Merchandise Stores	4	55,457	1.1%	4,054	1.0%	2.92x
12.	Entertainment	3	51,473	1.0%	3,947	1.0%	1.08x
13.	Building Materials	29	34,006	0.7%	3,256	0.8%	8.69x
14.	Educational Services	6	37,730	0.7%	2,902	0.7%	2.46x
15.	Car Washes	7	36,125	0.7%	2,846	0.7%	4.85x
16.	Sporting Goods	4	29,367	0.6%	1,920	0.5%	4.57x
17.	Miscellaneous Manufacturing	5	24,355	0.5%	1,741	0.4%	14.17x
18.	Dollar Stores	7	10,253	0.2%	721	0.2%	2.31x
19.	Legal Services	3	7,609	0.1%	681	0.2%	0.90x
20.	Drug Stores and Pharmacies	3	9,699	0.2%	590	0.2%	1.26x
21.	Other (4)	11	66,061	1.3%	6,403	1.9%	4.51x
22.	Vacant	26	77,676	1.7%	—	—%	—x
	Total	760	$5,093,148	100.0%	$390,051	100.0%	1.98x
(1)Represents the historical cost of our net lease properties plus capital improvements funded by us less impairment write-downs, if any.
(2)See page 58 for our definition of rent coverage.
(3)Rent coverage for TA is as of December 31, 2025. Annualized minimum rent amounts and the rent used to calculate rent coverage is based on the stated rent amounts in the lease and excludes the impact of rents prepaid by TA.
(4)Consists of miscellaneous businesses with an average investment of $6,006 per property.

As of December 31, 2025, lease expirations at our net lease properties by year are as follows.

Year(1)	Number of Properties	Square Feet	Annualized Minimum Rent Expiring	Percent of Total Annualized Minimum Rent Expiring	Cumulative Percent of Total Annualized Minimum Rent Expiring
2026	65	644,888	$8,630	2.2%	2.2%
2027	36	1,007,582	12,783	3.3%	5.5%
2028	22	592,579	9,622	2.5%	8.0%
2029	79	621,771	10,622	2.7%	10.7%
2030	39	319,702	7,544	1.9%	12.6%
2031	46	463,431	6,796	1.7%	14.3%
2032	35	137,154	2,903	0.7%	15.0%
2033	213	5,371,427	270,571	69.4%	84.4%
2034	22	289,885	5,744	1.5%	85.9%
2035	48	1,188,024	21,595	5.5%	91.4%
2036	28	395,650	7,178	1.8%	93.2%
2037	14	686,103	4,867	1.2%	94.4%
2038	6	44,484	1,201	0.3%	94.7%
2039	14	241,746	4,885	1.3%	96.0%
2040	33	223,031	5,814	1.5%	97.5%
2041	9	233,084	2,637	0.7%	98.2%
2042	1	5,775	160	—%	98.2%
2043	7	127,440	2,164	0.6%	98.8%
2044	2	93,010	278	0.1%	98.9%
2045	12	157,306	3,783	1.0%	99.9%
2051	3	7,414	274	0.1%	100.0%
Total	734	12,851,486	$390,051	100.0%
(1)The year of lease expiration is pursuant to contract terms.
As of December 31, 2025, shown below is the list of our top ten states where our net lease properties are located. No other state represents more than 3% of our net lease annualized minimum rents.

State	Number of Properties	Square Feet	Annualized Minimum Rent	Percent of Total Annualized Minimum Rent
Texas	57	1,188,461	$34,630	8.9%
Ohio	38	1,289,668	27,999	7.2%
Illinois	54	973,236	27,677	7.1%
California	22	399,045	25,994	6.7%
Georgia	70	580,553	20,490	5.3%
Florida	48	587,706	18,473	4.7%
Arizona	25	476,651	16,827	4.3%
Pennsylvania	27	506,563	16,062	4.1%
Indiana	40	582,761	15,961	4.1%
New Mexico	17	248,934	12,181	3.1%
Other	362	6,768,324	173,757	44.5%
Total	760	13,601,902	$390,051	100.0%
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
Funds From Operations and Normalized Funds From Operations
We calculate FFO and Normalized FFO as shown below. FFO is calculated on the basis defined by The National Association of Real Estate Investment Trusts, which is net income (loss), calculated in accordance with GAAP, excluding any gain or loss on sale of real estate and loss on impairment of real estate assets, if any, plus real estate depreciation and amortization, as well as adjustments to reflect our share of FFO attributable to an investee and certain other adjustments currently not applicable to us. In calculating Normalized FFO, we adjust for the items shown below. FFO and Normalized FFO are among the factors considered by our Board of Trustees when determining the amount of distributions to our shareholders. Other factors include, but are not limited to, requirements to maintain our REIT distribution requirements, limitations in our debt agreements, the availability to us of debt and equity capital, our distribution rate as a percentage of the trading price of our common shares, or dividend yield, and our dividend yield compared to the dividend yields of other REITs, our expectation of our future capital requirements and operating performance and our expected needs for and availability of cash to pay our obligations. Other real estate companies and REITs may calculate FFO and Normalized FFO differently than we do.

Our calculations of FFO and Normalized FFO for the years ended December 31, 2025 and 2024 and reconciliations of net loss, the most directly comparable financial measure under GAAP reported in our consolidated financial statements, to those amounts appear in the following table (amounts in thousands, except per share amounts).

		Year Ended December 31,
		2025	2024
Net loss		$(202,321)	$(275,526)
Add (Less):	Depreciation and amortization expense	314,963	371,786
	Loss on asset impairment	81,889	56,212
	Gain on sale of real estate, net	(84,218)	(6,269)
	Adjustments to reflect our share of FFO attributable to an investee	4,641	4,347
FFO		114,954	150,550
Add (Less):	Loss on early extinguishment of debt, net	2,897	16,181
	Adjustments to reflect our share of Normalized FFO attributable to an investee	3,570	2,777
	Deferred tax liability (1)	(6,235)	—
	Transaction related costs	14,698	6,894
Normalized FFO		$129,884	$176,402

Weighted average common shares outstanding (basic and diluted)		165,951	165,338

Basic and diluted per common share amounts:
	Net Loss	$(1.22)	$(1.67)
	FFO	$0.69	$0.91
	Normalized FFO	$0.78	$1.07
	Distributions declared per share	$0.04	$0.61
(1) We recorded a $12,270 income tax benefit during the three months ended December 31, 2025 related to a tax exemption received from tax authorities in Puerto Rico related to our hotel in San Juan. We deducted $6,235 of this benefit from our calculation of Normalized FFO as it relates to a deferred tax liability recorded in 2020 as a result of a book to tax difference previously adjusted from Normalized FFO.

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
Fixed Rate Debt
At December 31, 2025, our outstanding fixed rate debt consisted of the following:

Debt	Principal Balance	Annual Interest Rate	Annual Interest Expense	Maturity	Interest Payments Due
Senior unsecured notes	$400,000	4.950%	$19,800	2027	Semi-Annually
Senior secured notes	580,155	—%	—	2027	At Maturity
Senior guaranteed unsecured notes	450,000	5.500%	24,750	2027	Semi-Annually
Senior unsecured notes	400,000	3.950%	15,800	2028	Semi-Annually
Net lease mortgage notes	604,654	5.600%	33,861	2028	Monthly
Senior guaranteed unsecured notes	700,000	8.375%	58,625	2029	Semi-Annually
Senior unsecured notes	425,000	4.950%	21,038	2029	Semi-Annually
Senior unsecured notes	400,000	4.375%	17,500	2030	Semi-Annually
Senior secured notes	1,000,000	8.625%	86,250	2031	Semi-Annually
Senior guaranteed unsecured notes	500,000	8.875%	44,375	2032	Semi-Annually
	$5,459,809		$321,999
No principal repayments are due under our unsecured or secured senior notes until maturity. Our net lease mortgage notes require principal and interest payments through maturity pursuant to amortization schedules. Our $580,155 senior secured notes due 2027 require no cash interest to accrue prior to maturity and will accrete at a rate of 7.50% per annum compounded semi-annually on March 30 and September 30 of each year, such that the accreted value will equal the principal amount at maturity. Because certain notes require interest at fixed rates, changes in market interest rates during the term of these debts will not affect our interest obligations. If these notes were refinanced at interest rates which are one percentage point higher than the rates shown above, our per annum interest cost would increase by approximately $48,797, which amount excludes $580,155 of our senior secured notes due 2027 as no interest is due until maturity. Changes in market interest rates would affect the fair value of our fixed rate debt obligations; increases in market interest rates decrease the fair value of our fixed rate debt while decreases in market interest rates increase the fair value of our fixed rate debt. Based on the balances outstanding at December 31, 2025 and discounted cash flows analyses through the respective maturity dates, and assuming no other changes in factors that may affect the fair value of our fixed rate debt obligations, a hypothetical immediate one percentage point change in interest rates would change the fair value of those debt obligations by approximately $145,822, which amount excludes $580,155 of our senior secured notes due 2027 as no interest is due until maturity.
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
Floating Rate Debt
As of December 31, 2025, we had no amounts outstanding under our revolving credit facility and $45,000 outstanding under the VFN. The maturity date of our revolving credit facility is June 29, 2027, and, subject to our meeting certain conditions, including our payment of an extension fee, we have an option to extend the stated maturity date of the facility by two six-month periods. The maturity date of the VFN is January 27, 2027, and, subject to the payment of an extension fee and meeting certain other conditions, can be extended by one year. No principal repayments are required under our revolving credit facility or the VFN prior to maturity and repayments may be made and redrawn subject to conditions at any time without penalty.

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
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of December 31, 2025:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt	Total Interest Expense Per Year	Annual Per Share Impact (2)
At December 31, 2025	5.62%	$45,000	$2,529	$0.02
One percentage point increase	6.62%	$45,000	$2,979	$0.02
(1)Based on SOFR plus a premium, which was 175 basis points per annum for the VFN at December 31, 2025.
(2)Based on diluted weighted average common shares outstanding for the year ended December 31, 2025.
The following table presents the impact a one percentage point increase in interest rates would have on our annual floating rate interest expense as of December 31, 2025 if we were fully drawn on our revolving credit facility and the VFN:

	Impact of Increase in Interest Rates
	Interest Rate Per Year (1)	Outstanding Debt (2)	Total Interest Expense Per Year	Annual Per Share Impact (3)
At December 31, 2025	6.32%	$695,000	$43,924	$0.26
One percentage point increase	7.32%	$695,000	$50,874	$0.31
(1)Based on SOFR plus a premium, which was 250 basis points per annum for our revolving credit facility and 175 basis points per annum for the VFN, as of at December 31, 2025. Interest Rate is weighted based on amounts outstanding.
(2)Represents the maximum amount available under our revolving credit facility and the VFN.
(3)Based on diluted weighted average common shares outstanding for the year ended December 31, 2025.
The foregoing tables show the impact of an immediate change in floating interest rates as of December 31, 2025. If interest rates were to change gradually over time, the impact would be spread over time. Our exposure to fluctuations in floating interest rates will increase or decrease in the future with increases or decreases in the outstanding amounts under our revolving credit facility, the VFN or other floating rate debt, if any. Although we have no present plans to do so, we may in the future enter into hedge arrangements from time to time to mitigate our exposure to changes in interest rates.
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
There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, we believe that, as of December 31, 2025, our internal control over financial reporting is effective.
Deloitte & Touche LLP, the independent registered public accounting firm that audited our 2025 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting. The report appears elsewhere herein.
Item 9B. Other Information
During the three months ended December 31, 2025, none of our Trustees or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information. We may grant common shares to our officers, other employees of RMR and officers or employees of Sonesta under our Second Amended and Restated 2012 Equity Compensation Plan, or the 2012 Plan. In addition, each of our Trustees receives common shares as part of his or her annual compensation for serving as a Trustee and such shares are awarded under the 2012 Plan. The terms of awards made under the 2012 Plan are determined by the Compensation Committee of our Board of Trustees at the time of the award. The following table is as of December 31, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securityholders — 2012 Plan	None.	None.	1,661,921 (1)
Equity compensation plans not approved by securityholders	None.	None.	None.
Total	None.	None.	1,661,921 (1)
(1)Consists of common shares available for issuance pursuant to the terms of the 2012 Plan. Share awards that are forfeited will be added to the common shares available for issuance under the 2012 Plan.
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

Significant Tenant
TA, an indirect subsidiary of BP p.l.c., or BP Parent, is the lessee of 33.0% of our real estate properties, at historical cost, as of December 31, 2025. BP Corporation North America Inc. guarantees payment under each of the leases with TA, subject to a cap.
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

4.23	Description of Securities. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.)

8.1	Opinion of Sullivan & Worcester LLP as to certain tax matters. (Filed herewith.)

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

10.3
Second Amendment to Second Amended and Restated Business Management Agreement, effective as of January 1, 2026, between the Company and The RMR Group LLC. (+) (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 5, 2026.)

10.4
Third Amended and Restated Property Management Agreement, dated as of June 22, 2021, between the Company and The RMR Group LLC. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.)

10.5	Service Properties Trust Second Amended and Restated 2012 Equity Compensation Plan. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on June 16, 2025.)

10.6	Form of Share Award Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.)

10.7	Form of Share Award Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.)

10.8	Form of Share Award Agreement. (+) (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.)

10.9	Form of Indemnification Agreement. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.)

10.10
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

10.12
First Amendment to Third Amended and Restated Credit Agreement, dated as of November 3, 2023, among the Company, Wells Fargo Bank, National Association, as Administrative Agent, and each of the other institutions party thereto. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.)

10.13
Second Amendment to Third Amended and Restated Credit Agreement, dated as of October 23, 2024, among the Company, Wells Fargo Bank, National Association, as administrative agent, and each of the other institutions party thereto. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.)

10.14
Third Amendment to Third Amended and Restated Credit Agreement, dated as of February 25, 2025, among the Company, Wells Fargo Bank, National Association, as administrative agent, and each of the other institutions party thereto. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.)

10.15
Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of May 30, 2025, among the Company, Wells Fargo Bank, National Association, as administrative agent, and each of the other institutions party thereto. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.)

10.16
Amended and Restated Pledge Agreement, dated as of June 29, 2023, between the Company, certain of its direct and indirect subsidiaries and Wells Fargo Bank, National Association. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on July 6, 2023.)

10.17
Pledge Supplement No. 1, dated as of May 30, 2025, among Highway Ventures Borrower LLC and Highway Ventures Properties Trust, and Wells Fargo Bank, National Association. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.)

10.18
Pledge Interest Release Letter, dated as of May 30, 2025, between the Company and Wells Fargo Bank, National Association. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.)

10.19
Release of Certain Guarantors, dated as of June 27, 2025, by U.S. Bank Trust Company, National Association (as successor in interest to U.S. Bank National Association). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.)

10.20
Release of Certain Guarantors, dated as of June 27, 2025, by U.S. Bank Trust Company, National Association. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.)

10.21
Release of Certain Guarantors, dated as of June 27, 2025, by U.S. Bank Trust Company, National Association. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.)

10.22
Release of Certain Guarantors, dated as of June 27, 2025, by U.S. Bank Trust Company, National Association. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.)

10.23
Transaction Agreement, dated as of February 27, 2020, between Sonesta Holdco Corporation and the Company. (Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.)

10.24
Stockholders Agreement, dated as of February 27, 2020, by and among Sonesta Holdco Corporation, the Company, SVC Holdings LLC, Adam D. Portnoy and Diane Portnoy, as trustee of the Diane Portnoy 2019 Revocable Trust under agreement dated May 28, 2019. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.)

10.25
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

10.26
Representative Form of Amended and Restated Management Agreement among Sonesta International Hotels Corporation, Cambridge TRS, Inc., HPT CY TRS, Inc., HPT TRS IHG-2, Inc. and HRP TRS MRP, Inc. (Sale Hotels). (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 10, 2022.) (Updated schedule of applicable agreements filed herewith.)

10.27
Representative Form of Management Agreement between Sonesta International Hotels Corporation and certain of its subsidiaries and certain subsidiaries of the Company (Retained Hotels). (Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 2, 2025.) (Schedule of applicable agreements incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.)

10.28
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

10.32
Second Amended and Restated Guaranty Agreement, dated as of May 15, 2023, by BP Corporation North America Inc. for the benefit of HPT TA Properties Trust and HPT TA Properties LLC (relating to Third Amended and Restated Lease Agreement No. 2). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.)

10.33
Third Amended and Restated Lease Agreement No. 3, dated as of May 15, 2023, between SVC HYB Lease Pool 3 LLC and TA Operating LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.)

10.34
Second Amended and Restated Guaranty Agreement, dated as of May 15, 2023, by BP Corporation North America Inc. for the benefit of SVC HYB Lease Pool 3 LLC (relating to Third Amended and Restated Lease Agreement No. 3). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.)

10.35
Third Amended and Restated Lease Agreement No. 4, dated as of May 15, 2023, between SVC HYB Lease Pool 4 LLC and TA Operating LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.)

10.36
Second Amended and Restated Guaranty Agreement, dated as of May 15, 2023, by BP Corporation North America Inc. for the benefit of SVC HYB Lease Pool 4 LLC (relating to Third Amended and Restated Lease Agreement No. 4). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.)

10.37
Second Amended and Restated Lease Agreement No. 5, dated as of May 15, 2023, among Highway Ventures Properties Trust, Highway Ventures Properties LLC and TA Operating LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.)

10.38
Second Amended and Restated Guaranty Agreement, dated as of May 15, 2023, by BP Corporation North America Inc. for the benefit of Highway Ventures Properties Trust and Highway Ventures Properties LLC (relating to Second Amended and Restated Lease Agreement No. 5). (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.)

10.39
Consent and Amendment Agreement, dated as of February 15, 2023, among the Company, HPT TA Properties Trust, HPT TRS Inc., HPT TA Properties LLC, Highway Ventures Properties Trust, Highway Ventures Properties LLC, TravelCenters of America Inc., TA Operating LLC and BP Products North America Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 21, 2023.)

19.1	Service Properties Trust Insider Trading Policies and Procedures. (†) (Filed herewith.)

21.1	Subsidiaries of the Company. (Filed herewith.)

22.1	List of Subsidiary Guarantors. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.)

23.1	Consent of Deloitte & Touche LLP. (Filed herewith.)

23.2	Consent of Sullivan & Worcester LLP. (Contained in Exhibit 8.1.)

31.1	Rule 13a-14(a) Certification. (Filed herewith.)

31.2	Rule 13a-14(a) Certification. (Filed herewith.)

32.1	Section 1350 Certification. (Furnished herewith.)

97.1	Service Properties Trust Clawback Policy. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2023.)

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
(†) This document was previously filed as Exhibit 19.1 to our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 26, 2025, and is being refiled to correct a scrivener’s error.
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
Item 16. Form 10-K Summary
None.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Trustees of Service Properties Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Service Properties Trust (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income (loss), shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedules listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
The Company’s investments in real estate properties were $5.5 billion, net of accumulated depreciation of $2.4 billion as of December 31, 2025. The Company’s investments in real estate assets are evaluated for impairment periodically or when events or changes in circumstances indicate that the carrying amount of a real estate asset may not be recoverable. Impairment indicators may include declining tenant occupancy, weak or declining profitability from the property, decreasing tenant cash flows or liquidity, the Company’s decision to dispose of an asset before the end of its estimated useful life, and legislative, market or industry changes that could permanently reduce the value of an asset. If indicators of impairment are identified for any real estate asset, the Company evaluates the recoverability of that real estate asset by comparing undiscounted future cash flows expected to be generated by the real estate asset over the Company’s expected remaining hold period to the respective carrying amount. The Company’s undiscounted future cash flows analysis requires management to make significant estimates and assumptions related to expected remaining hold periods, market rents and hotel performance, and terminal capitalization rates.

We identified the impairment of real estate assets as a critical audit matter because of the significant estimates and assumptions management makes to evaluate the recoverability of real estate assets. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of the significant estimates and assumptions related to expected remaining hold periods, market rents and hotel performance, and terminal capitalization rates within management’s undiscounted future cash flows analysis which are sensitive to future market or industry considerations.
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
•We evaluated the undiscounted cash flow analysis including estimates of expected remaining hold period, market rents and hotel performance, and terminal capitalization rates for each real estate asset or group of assets with impairment indicators by (1) evaluating the source information and assumptions used by management and (2) comparing management’s projections to external market sources and evidence obtained in other areas of our audit.
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
February 25, 2026

We have served as the Company’s auditor since 2020.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Trustees of Service Properties Trust
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Service Properties Trust (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 25, 2026, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 25, 2026

SERVICE PROPERTIES TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	December 31,
	2025	2024
ASSETS
Real estate properties:
Land	$1,750,799	$1,930,459
Buildings, improvements and equipment	6,198,233	7,682,885
Total real estate properties, gross	7,949,032	9,613,344
Accumulated depreciation	(2,442,966)	(3,238,636)
Total real estate properties, net	5,506,066	6,374,708
Acquired real estate leases and other intangibles, net	100,044	107,956
Assets of properties held for sale	94,366	43,101
Cash and cash equivalents	346,813	143,482
Restricted cash	25,275	13,904
Equity method investment	111,796	115,818
Due from related persons	241	3,911
Other assets, net	306,979	316,678
Total assets	$6,491,580	$7,119,558

LIABILITIES AND SHAREHOLDERS’ EQUITY
Unsecured debt, net	$3,233,683	$4,020,347
Secured debt, net	2,100,745	1,690,356
Accounts payable and other liabilities	458,908	532,522
Due to related persons	46,791	24,118
Liabilities of properties held for sale	5,329	342
Total liabilities	5,845,456	6,267,685

Commitments and contingencies

Shareholders’ equity:
Common shares of beneficial interest, $.01 par value; 200,000,000 shares authorized; 168,070,129 and 166,636,537 shares issued and outstanding, respectively	1,681	1,666
Additional paid in capital	4,563,371	4,560,334
Cumulative other comprehensive income	2,068	1,865
Cumulative net income	1,992,653	2,194,974
Cumulative common distributions	(5,913,649)	(5,906,966)
Total shareholders’ equity	646,124	851,873
Total liabilities and shareholders’ equity	$6,491,580	$7,119,558
The accompanying notes are an integral part of these consolidated financial statements.

SERVICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Hotel operating revenues	$1,413,403	$1,496,705	$1,478,034
Rental income	401,435	400,223	395,829
Total revenues	1,814,838	1,896,928	1,873,863

Expenses:
Hotel operating expenses	1,226,542	1,274,153	1,223,906
Net lease operating expenses	21,597	19,817	17,663
Depreciation and amortization	314,963	371,786	384,060
General and administrative	40,667	40,239	45,397
Transaction related costs	14,698	6,894	(1,623)
Loss on asset impairment	81,889	56,212	9,544
Total expenses	1,700,356	1,769,101	1,678,947

Gain on sale of real estate, net	84,218	6,269	43,239
Gain on equity securities	—	—	48,837
Interest income	8,998	4,052	20,979
Interest expense (including amortization of debt issuance costs, discounts and premiums of $46,337, $31,127 and $25,710, respectively)	(413,614)	(383,792)	(336,342)
Loss on early extinguishment of debt, net	(2,897)	(16,181)	(1,524)
Loss before income tax benefit (expense) and equity in losses of an investee	(208,813)	(261,825)	(29,895)
Income tax benefit (expense)	10,717	(1,402)	1,498
Equity in losses of an investee	(4,225)	(12,299)	(4,382)
Net loss	(202,321)	(275,526)	(32,779)
Other comprehensive income (loss):
Equity interest in investee’s unrealized gains (losses)	203	(453)	(65)
Other comprehensive income (loss)	203	(453)	(65)
Comprehensive loss	$(202,118)	$(275,979)	$(32,844)

Weighted average common shares outstanding (basic and diluted)	165,951	165,338	164,988

Net loss per common share (basic and diluted)	$(1.22)	$(1.67)	$(0.20)
The accompanying notes are an integral part of these consolidated financial statements.

SERVICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)

	Number of Shares	Common Shares	Cumulative Common Distributions	Additional Paid in Capital	Cumulative Net Income	Cumulative Other Comprehensive Income	Total
Balance at December 31, 2022	165,452,566	$1,655	$(5,673,386)	$4,554,861	$2,503,279	$2,383	$1,388,792
Net loss	—	—	—	—	(32,779)	—	(32,779)
Equity interest in investee’s unrealized losses	—	—	—	—	—	(65)	(65)
Common share grants	438,000	4	—	3,478	—	—	3,482
Common share repurchases	(98,571)	(1)	—	(801)	—	—	(802)
Common share forfeitures	(22,400)	—	—	(65)	—	—	(65)
Distributions	—	—	(132,430)	—	—	—	(132,430)
Balance at December 31, 2023	165,769,595	1,658	(5,805,816)	4,557,473	2,470,500	2,318	1,226,133
Net loss	—	—	—	—	(275,526)	—	(275,526)
Equity interest in investee’s unrealized losses	—	—	—	—	—	(453)	(453)
Common share grants	1,031,329	10	—	3,611	—	—	3,621
Common share repurchases	(161,387)	(2)	—	(749)	—	—	(751)
Common share forfeitures	(3,000)	—	—	(1)	—	—	(1)
Distributions	—	—	(101,150)	—	—	—	(101,150)
Balance at December 31, 2024	166,636,537	1,666	(5,906,966)	4,560,334	2,194,974	1,865	851,873
Net loss	—	—	—	—	(202,321)	—	(202,321)
Equity interest in investee’s unrealized gains	—	—	—	—	—	203	203
Common share grants	1,747,861	17	—	3,746	—	—	3,763
Common share repurchases	(245,685)	(2)	—	(658)	—	—	(660)
Common share forfeitures	(68,584)	—	—	(51)	—	—	(51)
Distributions	—	—	(6,683)	—	—	—	(6,683)
Balance at December 31, 2025	168,070,129	$1,681	$(5,913,649)	$4,563,371	$1,992,653	$2,068	$646,124
The accompanying notes are an integral part of these consolidated financial statements.

SERVICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(202,321)	$(275,526)	$(32,779)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	314,963	371,786	384,060
Net amortization of debt issuance costs, discounts and premiums as interest	46,337	31,127	25,710
Straight line rental income	(11,222)	(18,541)	(13,165)
Loss on early extinguishment of debt, net	2,897	16,181	1,524
Loss on asset impairment	81,889	56,212	9,544
Gain on equity securities	—	—	(48,837)
Equity in losses of an investee	4,225	12,299	4,382
Gain on sale of real estate, net	(84,218)	(6,269)	(43,239)
Deferred income taxes	2,678	(3,169)	(1,291)
Other non-cash income, net	(1,827)	(1,841)	(1,706)
Changes in assets and liabilities:
Due from related persons	3,670	2,465	21,135
Other assets	18,171	743	35,693
Accounts payable and other liabilities	(61,456)	(42,586)	144,079
Due to related persons	4,022	(3,490)	439
Net cash provided by operating activities	117,808	139,391	485,549

Cash flows from investing activities:
Real estate improvements	(224,833)	(303,600)	(200,894)
Hotel managers’ purchases with restricted cash	(4,579)	(6,375)	(5,407)
Proceeds from sale of TravelCenters of America Inc. common shares	—	—	101,892
Proceeds from sale of tradenames and trademarks	—	—	89,400
Real estate acquisitions and deposits	(94,922)	—	(165,866)
Net proceeds from sale of real estate	853,046	102,382	156,432
Investment in Sonesta	—	(15,266)	(5,134)
Net cash provided by (used in) investing activities	528,712	(222,859)	(29,577)

Cash flows from financing activities:
Proceeds from mortgage notes payable, net of discounts	—	—	576,946
Repayment of mortgage notes payable	(1,958)	(1,958)	(1,631)
Proceeds from senior secured notes, net of discounts	492,499	—	985,900
Proceeds from senior unsecured notes, net of discounts	—	1,165,007	—
Repayment of senior unsecured notes	(801,796)	(1,162,653)	(1,675,000)
Borrowings under variable funding note	45,000	—	—
Borrowings under revolving credit facility	765,000	160,000	—
Repayments of revolving credit facility	(915,000)	(10,000)	—
Payment of debt issuance costs	(8,220)	(5,471)	(56,545)
Repurchase of common shares	(660)	(751)	(802)
Distributions to common shareholders	(6,683)	(101,150)	(132,430)
Net cash (used in) provided by financing activities	(431,818)	43,024	(303,562)
Increase (decrease) in cash and cash equivalents and restricted cash	214,702	(40,444)	152,410
Cash and cash equivalents and restricted cash at beginning of year	157,386	197,830	45,420
Cash and cash equivalents and restricted cash at end of year	$372,088	$157,386	$197,830
The accompanying notes are an integral part of these consolidated financial statements.

SERVICE PROPERTIES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Supplemental cash flow information:
Cash paid for interest	$379,566	$366,194	$314,323
Cash (refunded) paid for income taxes	$(639)	$4,190	$1,365

Non-cash investing activities:
Real estate improvements accrued, not paid	$47,560	$40,954	$47,868

Non-cash financing activities:
Extinguishment of senior unsecured notes	$—	$(2,569)	$—

Supplemental disclosure of cash and cash equivalents and restricted cash:

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets to the amounts shown in the consolidated statements of cash flows:
	As of December 31,
	2025	2024	2023
Cash and cash equivalents	$346,813	$143,482	$180,119
Restricted cash	25,275	13,904	17,711
Total cash and cash equivalents and restricted cash	$372,088	$157,386	$197,830
The accompanying notes are an integral part of these consolidated financial statements.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1. Organization
Service Properties Trust, or SVC, we, us or our, is a real estate investment trust, or REIT, organized on February 7, 1995 under the laws of the State of Maryland, which invests in service-focused retail net lease properties and hotels. At December 31, 2025, we owned, directly and through our subsidiaries, 760 service-focused retail net lease properties and 94 hotels.
At December 31, 2025, our 760 service-focused retail net lease properties were leased by 181 tenants, including 175 travel centers leased to TravelCenters of America Inc., or TA, our largest tenant. At December 31, 2025, all 94 of our hotels were managed by subsidiaries of the following companies: Sonesta Holdco Corporation or collectively with its subsidiaries, Sonesta (69 hotels), Hyatt Hotels Corporation, or Hyatt (17 hotels), Radisson Hospitality, Inc., or Radisson (seven hotels), and InterContinental Hotels Group, plc, or IHG (one hotel). Hereinafter, these companies are sometimes referred to as our tenants and/or managers, or collectively, operators.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation. These consolidated financial statements include our accounts and the accounts of our subsidiaries, all of which are 100% owned directly or indirectly by us. All intercompany transactions and balances with or among our consolidated subsidiaries have been eliminated.
We have determined that each of our wholly owned taxable REIT subsidiaries, or TRSs, is a variable interest entity, or VIE, as defined under the Consolidation Topic of the Financial Accounting Standards Board, or FASB, Accounting Standards Codification™, or ASC. We have concluded that we must consolidate each of our wholly owned TRSs because we are the entity with the power to direct the activities that most significantly impact such VIEs’ performance and we have the obligation to absorb losses or the right to receive benefits from each VIE that could be significant to the VIE and are, therefore, the primary beneficiary of each VIE. The assets of our TRSs were $122,004 and $144,079 as of December 31, 2025 and 2024, respectively, and consist primarily of our TRS’s investment in Sonesta’s common stock and working capital advances to certain of our hotel managers. The liabilities of our TRSs were $57,846 and $78,749 as of December 31, 2025 and 2024, respectively, and consist primarily of amounts payable to certain of our hotel managers. The assets of our TRSs are available to satisfy our TRSs’ obligations and we have guaranteed certain obligations of our TRSs.
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
We regularly evaluate whether events or changes in circumstances have occurred that could indicate an impairment in the value of our real estate properties. These indicators may include weak or declining operating profitability, cash flows or liquidity, our decision to dispose of an asset before the end of its estimated useful life or market or industry changes that could permanently reduce the value of our investments. If there is an indication that the carrying value of a property is not recoverable, we estimate the projected undiscounted cash flows of the asset to determine if an impairment loss should be recognized. We determine the amount of an impairment loss by comparing the historical carrying value of the property to its estimated fair value. We estimate fair value by evaluating recent financial performance and projecting discounted cash flows of properties using standard industry valuation techniques. In addition to consideration of impairment upon the events or changes in circumstances described above, we regularly evaluate the remaining lives of our real estate properties. If we change

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
estimated lives, we depreciate or amortize the carrying values of affected assets over the revised remaining lives. During the years ended December 31, 2025, 2024 and 2023, we recorded $81,889, $56,212 and $9,544, respectively, of losses on asset impairment to reduce the carrying value of certain of our properties to their estimated fair values or estimated fair values less costs to sell.
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
At December 31, 2025 and 2024, our intangible assets and liabilities were as follows:

	December 31,
	2025	2024
Assets:
Above market operating leases, net of accumulated amortization of $94,173 and $97,628, respectively	$97,864	$105,038
Below market ground leases, net of accumulated amortization of $12,516 and $11,260, respectively	1,317	1,977
Other, net of accumulated amortization of $435 and $617, respectively	863	941
	$100,044	$107,956
Liabilities:
Below market operating leases, net of accumulated amortization of $720 and $656, respectively	$435	$560
	$435	$560
We amortize above and below market leases on a straight line basis over the terms of the associated leases. For the years ended December 31, 2025, 2024 and 2023, amortization relating to intangible assets was $20,977, $22,666 and $32,223, respectively, and amortization relating to intangible liabilities was $125, $193 and $205, respectively. As of December 31, 2025, the weighted average amortization period for capitalized above market leases and below market leases were 9.2 years and 7.4 years, respectively. As of December 31, 2025, we estimate future amortization relating to intangible assets and liabilities as follows:

Year	Above Market Operating Leases	Below Market Ground Leases	Other	Below Market Operating Leases
2026	$14,419	$658	$78	$(119)
2027	12,282	658	78	(87)
2028	9,492	1	78	(74)
2029	7,919	—	78	(31)
2030	7,308	—	78	(13)
Thereafter	46,444	—	473	(111)
Total	$97,864	$1,317	$863	$(435)
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

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Debt Issuance Costs. Debt issuance costs consist of capitalized issuance costs related to borrowings, which are amortized to interest expense over the terms of the respective debt. Debt issuance costs, net of accumulated amortization, for our revolving credit facility are included in other assets, net in our consolidated balance sheets. As of December 31, 2025 and 2024, debt issuance costs for our revolving credit facility and our variable funding note, or the VFN, were $19,314 and $13,190, respectively, and accumulated amortization of debt issuance costs for our revolving credit facility and the VFN were $11,607 and $4,958, respectively. Debt issuance costs, net of accumulated amortization, for our senior notes and our net lease mortgage notes, are presented as a direct deduction from the associated debt liability in our consolidated balance sheets. As of December 31, 2025 and 2024, debt issuance costs, net of accumulated amortization, were $43,451 and $44,083, respectively, for our senior notes, and $12,161 and $17,618, respectively, for our net lease mortgage notes. Future amortization of debt issuance costs to be recognized with respect to our revolving credit facility, the VFN, our senior notes and our net lease mortgage notes as of December 31, 2025, are as follows:

Year	Amount
2026	$24,164
2027	19,533
2028	7,373
2029	5,121
2030	3,414
Thereafter	3,714
Total	$63,319
Equity Method Investment. We account for our 34% non-controlling interest in Sonesta under the equity method of accounting. Sonesta is a private company and Adam D. Portnoy, one of our Managing Trustees who also serves as one of Sonesta’s directors, is the controlling shareholder. One of Sonesta’s other directors is our former Managing Trustee. Certain of Sonesta’s officers are officers of RMR. Certain other officers and employees of Sonesta are former employees of RMR. RMR also provides certain services to Sonesta.
See Notes 4, 5 and 9 for a further discussion of our investment in and relationships with Sonesta.
Equity Securities. We recorded our former investment in equity securities at fair value based on their quoted market price at the end of each reporting period. Changes in the fair value of our equity securities are recorded through earnings in accordance with FASB Accounting Standards Update, or ASU, No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.
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
We report rental income for leased properties in our consolidated statements of comprehensive income (loss). We recognize rental income from operating leases on a straight line basis over the terms of the lease agreements. We increased rental income by $11,222, $18,541 and $13,165 during the years ended December 31, 2025, 2024 and 2023, respectively, to record scheduled rent changes under certain of our leases on a straight line basis. Other assets, net includes $98,729 and $81,574 of straight line rent receivables at December 31, 2025 and 2024, respectively.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Certain of our lease agreements require additional percentage rent if gross revenues of our properties exceed certain thresholds defined in our lease agreements. We may determine percentage rent due to us under our leases monthly, quarterly or annually, depending on the specific lease terms, and recognize it when all contingencies are met and the rent is earned. We recorded percentage rent of $2,992, $2,707 and $6,600 during the years ended December 31, 2025, 2024 and 2023, respectively.
Per Common Share Amounts. We calculate basic earnings per common share using the two class method. We calculate diluted earnings per share using the more dilutive of the two class method or the treasury stock method. Unvested common share awards and other potentially dilutive common shares, together with the related impact on earnings, are considered when calculating diluted earnings per common share. For the years ended December 31, 2025, 2024 and 2023, there were no dilutive common shares and certain unvested common shares were not included in the calculation of diluted earnings per common share because to do so would have been antidilutive.
Segment Information. As of December 31, 2025, we had two reportable segments: net lease investments and hotel investments.
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
The Income Taxes Topic of the Codification prescribes how we should recognize, measure and present in our consolidated financial statements uncertain tax positions that have been taken or are expected to be taken in a tax return. Tax benefits are recognized to the extent that it is “more likely than not” that a particular tax position will be sustained upon examination or audit. To the extent the “more likely than not” standard has been satisfied, the benefit associated with a tax position is measured as the largest amount that has a greater than 50% likelihood of being realized upon settlement. Our tax returns filed for the 2022 through 2025 tax years are subject to examination by taxing authorities. We classify interest and penalties related to uncertain tax positions, if any, in our consolidated statements of comprehensive income (loss) as a component of general and administrative expense.
New Accounting Pronouncements. In December 2023, the FASB issued Accounting Standards Update, or ASU, No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU No. 2023-09, which requires public entities to enhance its annual income tax disclosures by requiring: (i) consistent categories and greater disaggregation of information in the rate reconciliation, and (ii) income taxes paid disaggregated by jurisdiction. We adopted the new standard prospectively effective December 31, 2025. As a result, we have included additional information related to the required disclosures in Note 10 to our consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, or ASU No. 2024-03, which requires public entities to disclose specific expense categories such as employee compensation, depreciation and intangible asset amortization. These details must be presented in a tabular format in the notes to financial statements for both interim and annual reporting periods. ASU No. 2024-03 is required to be applied prospectively but can be applied retrospectively, and is effective for the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact ASU No. 2024-03 will have on our consolidated financial statements.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Note 3. Real Estate Properties
As of December 31, 2025, we owned 760 service-focused retail net lease properties with an aggregate of 13,601,902 square feet that are primarily subject to “triple net” leases, or net leases where the tenant is generally responsible for payment of operating expenses and capital expenditures of the property during the lease term, and 94 hotels with an aggregate of 21,243 rooms or suites. Our properties had an aggregate undepreciated carrying value of $8,102,783, including $153,751 related to properties classified as held for sale as of December 31, 2025.
Our real estate properties, at cost after impairments, consisted of land of $1,750,799, buildings and improvements of $6,001,000 and furniture, fixtures and equipment of $197,233, as of December 31, 2025; and land of $1,930,459, buildings and improvements of $7,342,164 and furniture, fixtures and equipment of $340,721, as of December 31, 2024. We funded capital improvements to certain of our properties of $236,920, $302,892 and $235,530 during 2025, 2024 and 2023, respectively.
At December 31, 2025, 13 of our net lease properties and eight of our hotels were on land we leased partially or entirely from unrelated third parties. The average remaining term of the ground leases (including renewal options) for these net lease and hotel properties is approximately 18 years (range of six years to 39 years) and 37 years (range of nine years to 62 years), respectively. Ground rent payable under the ground leases for our net lease properties is generally a fixed amount, averaging $519 per year. Ground rent payable under three of the hotel ground leases is generally calculated as a percentage of hotel revenues. Seven of the eight hotel ground leases require annual minimum rents averaging $365 per year; future rent under one ground lease has been prepaid. Pursuant to the terms of our management agreements and leases, payments of ground lease obligations are generally made by our tenants and hotel managers. However, if a tenant or a hotel manager does not perform obligations under a ground lease or elects not to renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property. Any pledge, sale or transfer of our interests in a ground lease may require the consent of the applicable ground lessor and its lenders.
Acquisitions
During the year ended December 31, 2025, we acquired 29 net lease properties with a total of 283,759 square feet for a combined purchase price of $93,743, excluding closing costs. We did not acquire any properties during the year ended December 31, 2024, and during the year ended December 31, 2023, we acquired one hotel with a total of 250 keys for a purchase price of 165,400, excluding closing costs. We accounted for the transactions as acquisitions of assets and allocated the purchase price based on the estimated fair value of the assets acquired as follows:

Property Type	Number of Properties	Square Feet / Rooms or Suites	Purchase Price (1)	Land	Buildings, Improvements and Equipment	Acquired Real Estate Leases
Properties acquired during the year ended December 31, 2025:
Net Lease	29	283,759	$94,552	$21,880	$58,755	$13,917

Properties acquired during the year ended December 31, 2023:
Hotel	1	250	$165,866	$83,200	$82,666	$—
(1)Purchase price is the net contract price, plus closing costs of $809 and $466 for the years ended December 31, 2025 and 2023, respectively.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
From January 1, 2026 through February 23, 2026, we acquired three net lease properties with a total of 8,788 square feet for a combined purchase price of $7,398, excluding closing costs.
Dispositions
During the years ended December 31, 2025, 2024 and 2023, we sold 123, 25 and 31 properties, respectively, for a combined sales price of $878,343, $105,862 and $170,325, respectively, excluding closing costs. The sales of these properties as presented in the table below do not represent a strategic shift in our business. As a result, the results of the operations of these properties are included in continuing operations through the date of sale in our consolidated statements of comprehensive income (loss).

Property Type	Number of Properties	Square Feet / Rooms or Suite	Gross Sales Price (1)	(Loss) / Gain on Sale of Real Estate, net (2)	Loss on Impairment of Real Estate (3)
Properties sold during the year ended December 31, 2025:
Net Lease	11	324,402	$19,591	$(1,329)	$4,277
Hotels	112	14,631	858,752	85,547	77,511
	123	324,402 / 14,631	$878,343	$84,218	$81,788

Properties sold during the year ended December 31, 2024:
Net Lease	10	96,929	$8,547	$(3,240)	$3,936
Hotels	15	1,910	97,315	9,509	29,734
	25	96,929 / 1,910	$105,862	$6,269	$33,670

Properties sold during the year ended December 31, 2023:
Net Lease	13	160,310	$13,095	$1,378	$6,338
Hotels	18	2,526	157,230	41,861	—
	31	160,310 / 2,526	$170,325	$43,239	$6,338
(1)Gross sales price is the gross contract price, excluding closing costs.
(2)2025 includes a gain of $84 related to an eminent domain land taking at one of our travel centers. 2024 includes a gain of $1,100 related to an eminent domain land taking at one of our hotels.
(3)We also recorded impairment of $101, $22,542 and $3,206 during the years ended December 31, 2025, 2024 and 2023, respectively, related to certain properties we owned during the periods presented.
As of December 31, 2025, we had ten hotels with a total of 1,300 keys and one net lease property with a total of 2,510 square feet classified as held for sale. See Note 13 for further information on certain of these properties. The following table summarizes the major class of assets and liabilities by our net lease investments and hotel investments segments as of December 31, 2025:

	As of December 31, 2025
	Net Lease	Hotels	Total
Assets of properties held for sale:
Real estate properties, net	$573	$86,619	$87,192
Other assets, net (1)	9	7,165	7,174
Total assets of properties held for sale	$582	$93,784	$94,366

Liabilities of properties held for sale:
Accounts payable and other liabilities	$6	$5,323	$5,329
Total liabilities of properties held for sale	$6	$5,323	$5,329
(1) Other assets, net includes working capital of $1,439 for our hotel investments segment as described in Note 4.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
From January 1, 2026 through February 23, 2026, we sold one hotel with 133 keys for a sales price of $7,100, excluding closing costs, and one net lease property with 2,510 square feet for a sales price of $610, excluding closing costs. We are at various stages of selling nine hotels with a total of 1,167 keys. We believe it is probable that the sales of these hotels will be completed within one year.
Note 4. Leases and Management Agreements
As of December 31, 2025, we owned 760 service-focused retail properties net leased to 181 tenants, including 175 travel centers leased to TA, our largest tenant, and 94 hotels included in four operating agreements managed by subsidiaries of the following companies: Sonesta (69 hotels), Hyatt (17 hotels), Radisson (seven hotels) and IHG (one hotel). We do not operate any of our properties.
Net Lease Portfolio
As of December 31, 2025, we owned 760 service-focused retail net lease properties with an aggregate of 13,601,902 square feet with leases requiring annual minimum rents of $390,051 with a weighted (by annual minimum rents) average remaining lease term of 7.4 years. Our net lease properties were 96.6% occupied and leased by 181 tenants operating under 140 brands in 21 distinct industries.
TA Leases. As of December 31, 2025, TA is our largest tenant, representing 33.0% of our total historical real estate investments. We lease to TA a total of 175 travel centers under five master leases that expire in 2033, or our TA leases, subject to TA’s right to extend those leases, and require annual minimum rents of $264,262 as of December 31, 2025. TA receives a monthly rent credit totaling $25,000 per year over the ten-year initial term of the TA leases as a result of rent it prepaid. On February 28, 2024, TA acquired the leasehold interest of one of our travel centers from a third party landlord. The aggregate minimum rent due to us under our leases with TA for the remaining 175 travel centers was unchanged as a result of TA’s acquisition of this leasehold interest.
As of December 31, 2025, the number of travel centers, the terms and the annual minimum rents owed to us by TA under our TA leases was as follows:

	Number of Travel Centers	Initial Term End (1)	Annual Minimum Rent (2)
TA No. 1 Lease	34	May 14, 2033	$54,065
TA No. 2 Lease	36	May 14, 2033	47,974
TA No. 3 Lease	34	May 14, 2033	46,195
TA No. 4 Lease	36	May 14, 2033	48,923
TA No. 5 Lease	35	May 14, 2033	67,105
	175		$264,262
(1)TA has five renewal options of ten years each under each of our TA leases.
(2)Annual minimum rent increases by 2% each year through the initial term of ten years and any of the five ten-year extension options that may be exercised. There is no percentage rent due under our TA leases.
Our TA leases are “triple net” leases that require TA to pay all costs incurred in the operation of the leased travel centers, including personnel, utility, inventory, customer service and insurance expenses, real estate and personal property taxes, environmental related expenses, underground storage tank maintenance costs and ground lease payments at those travel centers at which we lease the property and sublease it to TA. Our TA leases generally require TA to indemnify us for certain environmental matters and for liabilities that arise during the terms of the leases from ownership or operation of the leased travel centers. TA is required to maintain the leased travel centers, including structural and non-structural components. BP Corporation North America Inc., a subsidiary of BP p.l.c., guarantees payment under each of the TA leases, limited to an aggregate cap which was $3,022,867 as of December 31, 2025.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
We recognized rental income from our TA leases of $271,334, $271,334 and $266,263 for the years ended December 31, 2025, 2024 and 2023, respectively. Rental income increased by $9,132, $14,272 and $7,932 for the years ended December 31, 2025, 2024 and 2023, respectively, to record the scheduled rent changes on a straight line basis. TA was required to pay us previously deferred rent obligations in quarterly installments of $4,404 through January 31, 2023. TA paid us the final quarterly installment owed to us in January 2023. As of December 31, 2025 and 2024, we had receivables for current rent amounts owed to us by TA and straight line rent adjustments of $55,157 and $40,097, respectively, included in other assets, net in our consolidated balance sheets.
Until May 15, 2023, our TA leases required TA to pay us percentage rent based upon increases in certain sales. We recognized percentage rent due under our TA leases as rental income when all contingencies were met. We recognized percentage rent of $3,507 during the year ended December 31, 2023, under our TA leases.
For further information regarding our relationships with TA, including the TA Merger, as defined below, see Notes 5 and 9.
Our other net lease agreements generally provide for minimum rent payments and in addition may include variable payments. Rental income from operating leases, including any payments derived by index or market-based indices, is recognized on a straight-line basis over the lease term when we have determined that the collectability of substantially all of the lease payments is probable. Some of our leases have options to extend or terminate the lease exercisable at the option of our tenants, which are considered when determining the lease term. We recognized rental income from our net lease properties (excluding TA) of $130,101, $128,889 and $129,566 for the years ended December 31, 2025, 2024 and 2023, respectively, which included $2,090, $4,269 and $5,233, respectively, of adjustments to record scheduled rent changes under certain of our leases on a straight line basis.
We continually review receivables related to rent, straight-line rent and property operating expense reimbursements and determine collectability by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. The review includes an assessment of whether substantially all of the amounts due under a tenant’s lease are probable of collection. For leases that are deemed probable of collection, revenue continues to be recorded on a straight-line basis over the lease term. For leases that are deemed not probable of collection, revenue is recorded as cash is received. We recognize all changes in the collectability assessment for an operating lease as an adjustment to rental income. We recorded reserves for uncollectable amounts and reduced rental income by $1,858, $2,158 and $4,927 during the years ended December 31, 2025, 2024 and 2023 respectively, based on our assessment of the collectability of rents. We had reserves for uncollectable rents of $3,115 and $5,058 as of December 31, 2025 and 2024, respectively, included in other assets, net in our consolidated balance sheets.
Hotel Agreements
Sonesta Agreements. As of December 31, 2025, Sonesta managed 39 of our full service hotels, 23 of our extended stay hotels and seven of our select service hotels pursuant to management agreements. The hotels Sonesta managed for us comprised approximately 41.8% of our total historical real estate investments as of December 31, 2025.
We previously identified 122 hotels with a total of 15,931 keys managed by Sonesta as of December 31, 2024 for disposition in 2025. As of December 31, 2025, we have sold 112 of these hotels with a total of 14,631 keys for a combined sales price of $858,752, excluding closing costs. From January 1, 2026 through February 23, 2026, we sold one hotel with 133 keys for a sales price of $7,100, excluding closing costs. We are at various stages of selling the remaining nine hotels with a total of 1,167 keys. Additionally, we initiated marketing in January 2026 for seven full service Sonesta hotels with a total of 2,010 keys. Following completion of the hotel sales, we expect to retain 52 hotels managed by Sonesta, or the Retained Hotels. As discussed below, in August 2025, we and Sonesta amended and restated our management agreements for the Retained Hotels and certain other hotels managed by Sonesta and waived any termination fees under the existing Sonesta management agreement associated with the sale of the 122 hotels.
Prior to August 1, 2025, all of the hotels managed by Sonesta were managed pursuant to a management agreement that was scheduled to expire on January 31, 2037, or the legacy Sonesta agreement, and provided that we would be paid an annual owner’s priority return if gross revenues of the hotels, after payment of hotel operating expenses and management and related fees (other than Sonesta’s incentive fee, if applicable), were sufficient to do so. The legacy Sonesta agreement further provided that we would be paid an additional return equal to 80% of the operating profits, as defined therein, after paying the owner’s

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
priority return, reimbursing owner or manager advances, funding reserves established for the regular refurbishment of our hotels, or FF&E reserves, and paying Sonesta’s incentive fee, if any.
On August 29, 2025, we entered into new management agreements with Sonesta for each of the Retained Hotels and certain other hotels managed by Sonesta, in each case effective August 1, 2025, or the Retained Hotel agreements. Each Retained Hotel agreement expires on July 31, 2040 and includes two 10-year renewal options at Sonesta’s option. Pursuant to the Retained Hotel agreements, we will pay Sonesta, after payment of hotel operating expenses, a base management fee equal to 3.0% of gross revenues for full service hotels and 5.0% for extended stay and select service hotels. Additionally, we are required to pay (i) an incentive fee equal to 20% of EBITDA, as defined in the Retained Hotel agreements, in excess of the incentive threshold, subject to a cap, commencing with the 2026 calendar year, which has initially been set at $194,248 in the aggregate; (ii) a brand promotion fee of 3.5% of gross room revenues; (iii) a loyalty fee of the greater of (x) 1.0% of gross room revenues or (y) 4.5% of qualified room revenue, in the case of full service hotels, 2.5%, in the case of extended stay hotels, and 3.0%, in the case of select service hotels; (iv) a centralized service fee equal to $1,100 per year for full service hotels and $250 per year for extended stay and select service hotels, adjusted annually based on the Consumer Price Index; and (v) a construction management fee of 3.0% of construction and capital expenditures managed by Sonesta. We have the right to terminate the Retained Hotel agreements for certain events of default, casualty and condemnation events, and if minimum performance thresholds are not met for two consecutive calendar years beginning with the measurement period commencing with the 2028 calendar year. The Retained Hotel agreements are not subject to any pooling, cross-default or other similar contractual arrangement and the legacy Sonesta agreement will remain subject to a pooling agreement and cross-default provisions until the remainder of the hotels subject to that agreement are sold. Our legacy Sonesta agreement and the Retained Hotel agreements are collectively referred to as our Sonesta agreements.
We realized returns under our Sonesta agreements of $135,901, $189,386 and $226,181 during the years ended December 31, 2025, 2024 and 2023, respectively. Our annual return equal to the incentive threshold under our Retained Hotel agreements as of December 31, 2025 was $202,632.
Our Sonesta agreements require us to fund capital expenditures made at our hotels. We incurred capital expenditures for hotels included in our Sonesta agreements in an aggregate amount of $225,166 and $258,337 during the years ended December 31, 2025 and 2024, respectively. We owed Sonesta $39,509 and $18,199 for capital expenditures and other reimbursements as of December 31, 2025 and 2024, respectively. Sonesta owed us $241 and $3,911 in returns under our Sonesta agreements and other amounts as of December 31, 2025 and 2024, respectively. Amounts due from Sonesta are included in due from related persons and amounts owed to Sonesta are included in due to related persons in our consolidated balance sheets. Our legacy Sonesta agreement required that 5% of the hotel gross revenues be escrowed for future capital expenditures as FF&E reserves, subject to available cash flows after payment of the owner’s priority returns due to us. No FF&E escrow deposits were required during any of the years ended December 31, 2025, 2024 or 2023.
We incurred management, reservation and system fees and reimbursement costs for certain guest loyalty, marketing programs or brand promotion fees, and third-party reservation transmission fees or centralized service fees of $114,485, $119,628 and $118,146 for the years ended December 31, 2025, 2024 and 2023, respectively. These fees and costs are included in hotel operating expenses in our consolidated statements of comprehensive income (loss). In addition, we incurred procurement and construction supervision fees payable to Sonesta pursuant to our legacy Sonesta agreement and construction management fees payable to Sonesta pursuant to our Sonesta agreements of $4,089 and $2,877 for the years ended December 31, 2025 and 2024, respectively, which amounts have been capitalized in our consolidated balance sheets and are depreciated over the estimated useful lives of the related capital assets.
We are required to maintain minimum working capital for each of our hotels managed by Sonesta and have advanced a fixed amount based on the number of rooms in each hotel to meet the cash needs for hotel operations. As of December 31, 2025 and 2024, we had advanced $31,835 and $46,466, respectively, of initial working capital to Sonesta net of any working capital returned to us on termination of the applicable management agreements in connection with hotels we have sold. These amounts are included in other assets, net and assets of properties held for sale, as applicable, in our consolidated balance sheets. Any remaining working capital would be returned to us upon termination in accordance with the terms of our Sonesta agreements.
See Notes 5 and 9 for further information regarding our relationships, agreements and transactions with Sonesta.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Hyatt Agreement. As of December 31, 2025, Hyatt managed 17 of our select service hotels pursuant to a portfolio management agreement that expires on March 31, 2031, or our Hyatt agreement, and provides that, as of December 31, 2025, we are to be paid an annual owner’s priority return of $17,400. Any returns we receive from Hyatt are currently limited to the hotels’ available cash flows, if any, after payment of operating expenses. Hyatt has provided us with a $30,000 limited guarantee for 75% of the aggregate annual owner’s priority returns due to us that became effective upon substantial completion of planned renovations of the hotels, which occurred in January 2025. We realized returns under our Hyatt agreement of $12,915, $5,860 and $9,371 during the years ended December 31, 2025, 2024 and 2023, respectively. During the year ended December 31, 2025, the hotels under this agreement generated cash flows that were less than the guaranteed owner’s priority level due to us for this period, and we reduced hotel operating expenses by $3,508, to record the guaranteed amount of the shortfall due from Hyatt. The available balance of the guaranty was $26,492 as of December 31, 2025. In February 2024, we funded $2,300 of additional working capital to Hyatt. We may recover this amount in the future, if cash flows are sufficient to pay our owner’s priority return and other amounts in accordance with our Hyatt agreement. During the years ended December 31, 2025 and 2024, we incurred capital expenditures for certain hotels included in our Hyatt agreement of $2,511 and $31,665, respectively.
Radisson Agreement. As of December 31, 2025, Radisson managed seven of our full service hotels pursuant to a portfolio management agreement that expires on July 31, 2031, or our Radisson agreement, and provides that we are to be paid an annual owner’s priority return of $10,911. Radisson has provided us with a $22,000 limited guarantee for 75% of the aggregate annual owner’s priority returns due to us. We realized returns under our Radisson agreement of $7,535, $6,518 and $6,266 for the years ended December 31, 2025, 2024 and 2023, respectively. During the years ended December 31, 2025 and 2023, the hotels under this agreement generated cash flows that were less than the guaranteed owner’s priority level due to us for these periods, and we reduced hotel operating expenses by $4,765 and $650, respectively, to record the guaranteed amount of the shortfalls due from Radisson. During the year ended December 31, 2024, the hotels under this agreement generated cash flows that exceeded the guaranteed owner’s priority level due to us for the period. The available balance of the guaranty was $16,585 as of December 31, 2025. We did not incur any capital expenditures during the year ended December 31, 2025 for the hotels included in our Radisson agreement. During the year ended December 31, 2024, we incurred capital expenditures of $778 for the hotels included in our Radisson agreement, which resulted in an aggregate increase in our contractual owner’s priority returns of $47.
IHG Agreement. In December 2025, we exercised the option to extend the term of our management agreement with IHG for one hotel by up to one year to January 31, 2027. We realized returns under our management agreement with IHG of $5,719, $5,051 and $4,800 for the years ended December 31, 2025, 2024 and 2023, respectively. Any returns we receive from IHG are limited to the hotel’s available cash flows, if any, after payment of operating expenses. During the year ended December 31, 2023, we recovered $5,797 of working capital that we previously funded under our IHG agreement and expensed in 2021 to transaction related costs when the amount was not expected to be recovered. The amount recovered is included in transaction related costs in our consolidated statements of comprehensive income (loss). During the years ended December 31, 2025 and 2024, we incurred capital expenditures for our hotel in our IHG agreement of $1,729 and $1,124, respectively.
Additional lease information (as lessor). As of December 31, 2025, our leases with parties other than our TRSs, provide for contractual minimum rents to be paid to us during the remaining current terms as follows:

Year	Amount
2026	$390,338
2027	387,894
2028	383,010
2029	379,542
2030	376,840
Thereafter	1,239,620
Total	$3,157,244
Additional lease information (as lessee). As of December 31, 2025, eight of our hotels were subject to ground leases where we are the lessee. In addition, our hotel operators enter various leases on our behalf in the normal course of business at our hotels, or our hotel operating leases. We calculated right of use assets and lease liabilities as the present value of the remaining lease payment obligations for our operating leases, which include the ground leases and hotel operating leases, over the

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
remaining lease term using our estimated incremental borrowing rate. The right of use assets and related lease liabilities are included within other assets, net and accounts payable and other liabilities, respectively, in our consolidated balance sheets.
At December 31, 2025 and 2024, our right of use assets and related lease liabilities each totaled $147,198 and $150,846, respectively, which represented our future obligations under our operating leases and are included in other assets, net and accounts payable and other liabilities, respectively, in our consolidated balance sheets. Our operating leases require minimum fixed rent payments, percentage rent payments based on a percentage of hotel revenues in excess of certain thresholds and rent payments equal to the greater of a minimum fixed rent or percentage rent. Rental expense related to our hotel operating leases of $9,312, $9,476 and $9,618 for the years ended December 31, 2025, 2024 and 2023, respectively, is included in hotel operating expenses within our consolidated statements of comprehensive income (loss). For operating leases related to our net lease properties, our tenants are required to pay the rental expense. As of December 31, 2025, our operating leases provide for contractual minimum rent payments to third parties during the remaining lease terms, as follows:

Year	Amount
2026	$14,352
2027	14,363
2028	14,082
2029	14,574
2030	14,833
Thereafter	189,946
Total lease payments	262,150
Less: imputed interest	(114,952)
Present value of lease liabilities (1)	$147,198
(1)    The weighted average discount rate used to calculate the lease liability and the weighted average remaining term for our ground leases (assuming all extension options) and our hotel operating leases are approximately 5.4% and 19 years (range of 8 months to 62 years) and 6.6% and 10 years (range of 20 months to 41 years), respectively.
Generally, payments of ground lease obligations are made by our tenants or managers. However, if a tenant or manager did not perform obligations under a ground lease or did not renew any ground lease, we might have to perform obligations under the ground lease or renew the ground lease in order to protect our investment in the affected property.
Note 5. Other Investments
Equity Method Investment
As of both December 31, 2025 and 2024, we owned 34% of Sonesta’s outstanding common stock. We account for our 34% non-controlling interest in Sonesta under the equity method of accounting.
As of December 31, 2025 and 2024, our investment in Sonesta had a carrying value of $111,796 and $115,818, respectively. On the date of acquisition of our initial equity interest in Sonesta (February 27, 2020), the cost basis of our investment in Sonesta exceeded our proportionate share of Sonesta’s total stockholders’ equity book value by an aggregate of $8,000. As required under GAAP, we are amortizing this difference to equity in earnings (losses) of an investee over 31 years, the weighted average remaining useful life of the real estate assets and intangible assets and liabilities owned by Sonesta as of the date of our acquisition. We recorded amortization of the basis difference of $260 in each of the years ended December 31, 2025, 2024 and 2023. We recognized losses of $4,225, $12,299 and $4,382 related to our investment in Sonesta for the years ended December 31, 2025, 2024 and 2023, respectively. These amounts, which include amortization of the basis difference, are included in equity in losses of an investee in our consolidated statements of comprehensive income (loss).
We recorded a liability of $42,000 for the fair value of our initial investment in Sonesta, as no cash consideration was exchanged related to the modification of our management agreement with, and investment in, Sonesta. This liability for our investment in Sonesta is included in accounts payable and other liabilities in our consolidated balance sheets and is being amortized on a straight-line basis through the initial term of the legacy Sonesta agreement, January 31, 2037, as a reduction to hotel operating expenses in our consolidated statements of comprehensive income (loss). We reduced hotel operating expenses by $2,484 for each of the years ended December 31, 2025, 2024 and 2023, for amortization of this liability. As of December 31, 2025 and 2024, the unamortized balance of this liability was $27,511 and $29,995, respectively.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
In 2024 and 2023, we funded capital contributions to Sonesta of $15,266 and $5,134, respectively, to support its growth initiatives, including its franchising efforts. We continue to maintain our 34% ownership in Sonesta after giving effect to these contributions.
Summarized financial information for Sonesta as of December 31, 2025 and 2024, and for the years ended December 31, 2025, 2024 and 2023 is as follows:

		December 31,
		2025	2024
Total current assets		$137,467	$200,461
Total noncurrent assets		$632,467	$725,599
Total current liabilities		$122,019	$178,933
Total noncurrent liabilities		$286,790	$373,597
Non-controlling interest		$52,519	$52,964

	Year Ended December 31,
	2025	2024	2023
Total revenues	$814,457	$815,457	$765,011
Operating income (loss)	$6,227	$(12,216)	$5,013
Net loss	$(12,598)	$(36,158)	$(10,823)
Net loss attributable to shareholders	$(12,560)	$(35,452)	$(11,404)
See Notes 4 and 9 for further information regarding our relationships, agreements and transactions with Sonesta.
Investment in Equity Securities
Until May 15, 2023, we owned 1,184,797 shares, or approximately 7.8%, of TA common stock, which were reported at fair value based on quoted market prices (Level 1 inputs as defined in the fair value hierarchy under GAAP) as of the end of the period, with changes in fair value recorded in earnings in our consolidated statements of comprehensive income (loss). As of May 15, 2023, our historical cost basis for these shares was $24,418 and our carrying value for these shares was $101,893. On May 15, 2023, BP Products North America Inc. acquired TA pursuant to a merger, or the TA Merger, for $86.00 per share of TA common stock in cash. We recorded a gain of $48,837 during the year ended December 31, 2023 to adjust the carrying value of our former investment in shares of TA common stock to its fair value.
See Notes 4 and 9 for further information regarding our relationships, agreements and transactions with TA.
Note 6. Indebtedness
Our principal debt obligations at December 31, 2025 were: (1) $3,275,000 aggregate outstanding principal amount of senior unsecured notes; (2) $1,580,155 aggregate outstanding principal amount of senior secured notes; (3) $604,654 aggregate outstanding principal amount of net lease mortgage notes; and (4) $45,000 of outstanding borrowings under our $45,000 variable funding note. We had no amounts outstanding under our revolving credit facility as of December 31, 2025.
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

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Interest payable on drawings under our revolving credit facility is based on the secured overnight financing rate, or SOFR, plus a margin ranging from 1.50% to 3.00% based on our leverage ratio, as defined in our credit agreement, which was 2.75% as of December 31, 2025. We also pay unused commitment fees of 20 to 30 basis points per annum on the total amount of lending commitments under our revolving credit facility based on amounts outstanding. As of December 31, 2025 and 2024, the annual interest rate payable on borrowings under our revolving credit facility was 6.37% and 6.99%, respectively. The weighted average annual interest rate for borrowings under our revolving credit facility was 6.94% and 7.43% for the years ended December 31, 2025 and 2024, respectively. We had no borrowings outstanding under our revolving credit facility during the year ended December 31, 2023. As of December 31, 2024, we had $150,000 outstanding under our revolving credit facility. As of both December 31, 2025 and February 23, 2026, we had no amounts outstanding under our revolving credit facility and $650,000 available for borrowing.
As collateral for all loans and other obligations under our revolving credit facility, certain of our subsidiaries pledged all of their respective equity interests in certain of our direct and indirect property owning subsidiaries, and our pledged subsidiaries provided first mortgage liens on certain properties.
In February 2025, we and our lenders amended the agreement governing our revolving credit facility to reduce the minimum fixed charge coverage ratio covenant from 1.50x to 1.30x effective with respect to the fourth quarter of 2024 and continuing through the end of the loan term. In order to exercise the first extension option, we are required to maintain a 1.50x minimum fixed charge coverage ratio level as of and for the duration of the extension period. We also agreed to change the required collateral property debt yield to 10% effective with respect to the first quarter of 2025 and continuing through the end of the loan term and to swap collateral properties as follows: 47 hotels with an aggregate of 7,981 keys were released from the collateral pool and 35 travel centers leased to TA, which we refer to as TA Lease No. 5, were added as collateral to our revolving credit facility. Of the 47 hotels released from the collateral pool, 36 hotels with an aggregate of 4,862 keys and an aggregate undepreciated book value of $650,093 at the time of the amendment were part of our disposition plan. The collateral swap was completed in May 2025. As of December 31, 2025, our revolving credit facility was secured by 55 properties, including 38 net lease properties and 17 hotels, with an aggregate undepreciated book value of $890,424.
Our debt agreements provide for acceleration of payment of all amounts outstanding upon the occurrence and continuation of certain events of default, such as, in the case of our credit agreement, a change of control of us, which includes The RMR Group LLC, or RMR, ceasing to act as our business manager. Our debt agreements also contain covenants, including those that restrict our ability to incur debts or to make distributions under certain circumstances and generally require us to maintain certain financial ratios. Borrowings under our revolving credit facility are subject to meeting ongoing minimum performance and market values of the collateral properties, satisfying certain financial covenants and other credit facility conditions. We believe we were in compliance with the terms and conditions of our debt agreements as of December 31, 2025.
Senior Secured Notes Issuance
In September 2025, we issued $580,155 in aggregate principal amount at maturity of zero coupon senior secured notes due 2027 in a private offering, raising net proceeds of approximately $490,000, after giving effect to original issue discount and deducting the initial purchasers’ discount and estimated transaction fees and expenses. These notes are fully and unconditionally guaranteed on a joint and several basis by (i) newly formed wholly owned subsidiaries, or the TA Landlord Subsidiaries, that are the landlords with respect to a portfolio of our properties leased to TA, which we refer to as TA Lease No. 2, and (ii) all of our subsidiaries that guarantee our existing senior unsecured notes. These notes are secured by first-priority liens on the equity interests of subsidiaries that own and lease 36 of our travel center properties with an undepreciated carrying value of $413,904 as of December 31, 2025. These notes require no cash interest payments to accrue prior to maturity. The accreted value of these notes will increase at a rate of 7.50% per annum compounded semiannually on March 30 and September 30 of each year. We have a one-time option to extend the maturity date of these notes by one year, subject to the satisfaction of certain conditions and the payment of an extension fee.
Redemption of Senior Unsecured Notes
In September 2025, we redeemed at par all of our outstanding 5.25% senior unsecured notes due 2026 for a redemption price equal to the principal amount of $350,000, plus accrued and unpaid interest to but excluding the date of redemption. As a result of the redemption, we recorded a loss on early extinguishment of debt of $529 during the year ended December 31, 2025, which represented the write-off of unamortized discounts and issuance costs related to these notes.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
In October 2025, we redeemed all of our outstanding 4.75% senior unsecured notes due 2026 for a redemption price equal to the principal amount of $450,000, plus accrued and unpaid interest to but excluding the date of redemption and a make whole premium of $1,796. As a result of the redemption, we recorded a loss on early extinguishment of debt of $2,368 during the year ended December 31, 2025, which represented the make whole premium and the write-off of unamortized discounts and issuance costs related to these notes.
In January 2026, we redeemed $300,000 of our $400,000 of 4.95% senior unsecured notes due 2027 for a redemption price equal to the principal amount plus accrued and unpaid interest to but excluding the date of redemption and a make whole premium of $1,569.
Net Lease Mortgage Notes
Our $610,200 in aggregate principal amount of net lease mortgage notes were issued on February 10, 2023 by our wholly owned, special purpose bankruptcy remote, indirect subsidiary, SVC ABS LLC, or the Initial Issuer. The Initial Issuer is a separate legal entity and is the sole owner of its assets and liabilities. The assets of the Initial Issuer are not available to pay or otherwise satisfy obligations to the creditors of any owners or affiliates of the Initial Issuer.
Our net lease mortgage notes are summarized below:

Note Class	Principal Outstanding as of December 31, 2025	Coupon Rate	Initial Term (in years)	Maturity
Class A	$300,679	5.15%	5	February 2028
Class B	171,775	5.55%	5	February 2028
Class C	132,200	6.70%	5	February 2028
Total / weighted average	$604,654	5.60%
The Class A notes and the Class B notes require monthly principal repayments at an annualized rate of 0.50% and 0.25% of the balance outstanding, respectively, and the Class C notes require interest payments only, with balloon payments due at maturity. The notes mature in February 2028 and may be redeemed without penalty 24 months prior to the scheduled maturity date beginning in February 2026. The notes are non-recourse and, as of December 31, 2025, were secured by 314 retail net lease properties owned by the Initial Issuer. During the year ended December 31, 2025, the Initial Issuer sold one retail net lease property that served as collateral under the notes. In connection with its sale, the property was released from the collateral pool in accordance with the terms of the agreement. As of December 31, 2025, the current leases relating to the 314 properties required annual minimum rents of $65,893 and had an aggregate undepreciated book value of $751,531.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
On January 27, 2025, the Initial Issuer issued the VFN secured by the 314 net lease properties that secure our existing $604,654 of net lease mortgage notes. The VFN permits borrowings on a revolving basis up to $45,000 and the Initial Issuer can borrow, repay and reborrow funds available until maturity. The maturity date of the VFN is January 27, 2027, and, subject to the payment of an extension fee and meeting certain other conditions, can be extended by one year at the Initial Issuer’s option. The VFN requires interest payments only on drawings under the VFN based on SOFR plus a margin of 1.75%, and an unused commitment fee of 50 basis points per annum paid on undrawn amounts. As of December 31, 2025, the annual interest rate payable on borrowings under the VFN was 5.62%. The weighted average annual interest rate for borrowings under the VFN was 5.93% for the year ended December 31, 2025. As of both December 31, 2025 and February 23, 2026, we had $45,000 outstanding under the VFN.
The required principal payments due during the next five years and thereafter under all our outstanding debt at December 31, 2025 were as follows:

Year	Amount
2026	$1,958
2027	1,477,114
2028	1,000,737
2029	1,125,000
2030	400,000
Thereafter	1,500,000
Total	$5,504,809
(1) In January 2026, we redeemed $300,000 of our $400,000 4.95% senior unsecured notes due 2027.
On February 20, 2026, the Initial Issuer, SVC 2026 ABS LLC and SVC 2026 TA ABS LLC priced $745,000 in aggregate principal amount of net lease mortgage notes in three classes. This transaction is expected to close on or about March 6, 2026. The weighted average coupon rate of the three classes is 5.96%. The Class A and Class B notes will require monthly principal repayments at an annualized rate of 0.50% and 0.25% of the balances outstanding, respectively, and the Class M notes will require interest payments only until the maturity date. The notes are expected to mature in March 2031 and may be redeemed without penalty 24 months prior to the scheduled maturity date beginning in March 2029. The notes are non-recourse and are secured by the same 314 properties that secure our existing net lease mortgage notes, plus an additional 158 retail net lease properties that had an aggregate undepreciated book value of $761,508 and leases requiring annual minimum rents of $83,837.
On February 20, 2026, we announced the early redemption of our outstanding 8.375% senior guaranteed unsecured notes due 2029 for a redemption price equal to the principal amount of $700,000, plus accrued and unpaid interest to but excluding the date of redemption and a make whole premium. This redemption is expected to occur on or about March 7, 2026.
Note 7. Shareholders’ Equity
Share Awards
We have common shares available for issuance under the terms of our Amended and Restated 2012 Equity Compensation Plan, or the 2012 Plan. During the years ended December 31, 2025, 2024 and 2023, we awarded shares to our Trustees, officers and other employees of RMR as follows:

Year	Number of Shares	Weighted Average Grant Date Fair Value	Weighted Average Value of Grants
2025	1,747,861	$2.77	$4,842
2024	1,031,329	$4.50	$4,641
2023	438,000	$7.88	$3,451

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
A summary of shares awarded, vested, forfeited and unvested under the terms of the 2012 Plan for the years ended December 31, 2025, 2024 and 2023 is as follows:

	2025		2024		2023
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares, beginning of year	1,024,441	$5.47	609,960	$7.88	588,830	$8.81
Shares awarded	1,747,861	$2.77	1,031,329	$4.50	438,000	$7.88
Shares vested	(1,008,684)	$3.92	(613,848)	$6.23	(394,470)	$9.21
Shares forfeited	(68,584)	$4.72	(3,000)	$6.75	(22,400)	$8.91
Unvested shares, end of year	1,695,034	$3.64	1,024,441	$5.47	609,960	$7.88
The 1,695,034 unvested shares as of December 31, 2025 are scheduled to vest as follows: 531,023 shares in 2026, 465,784 shares in 2027, 415,830 shares in 2028 and 282,397 shares in 2029. As of December 31, 2025, the estimated future compensation expense for the unvested shares was $5,346. The weighted average period over which the compensation expense will be recorded is approximately 24 months. During the years ended December 31, 2025, 2024 and 2023, we recorded $3,712, $3,620 and $3,417, respectively, of compensation expense related to the 2012 Plan.
At December 31, 2025, 1,661,921 of our common shares remain reserved for issuance under the 2012 Plan.
Share Purchases
During the years ended December 31, 2025, 2024 and 2023, we purchased our common shares from our officers and certain other current and former officers and employees of RMR in satisfaction of tax withholding and payment obligations in connection with the vesting of our common shares as follows:

Year	Aggregate Number of Shares Purchased	Weighted Average Purchase Price	Value
2025	245,685	$2.69	$660
2024	161,387	$4.65	$751
2023	98,571	$8.14	$802
Distributions
During the years ended December 31, 2025, 2024 and 2023, we paid distributions on our common shares as follows:

	Annual Per Share Distribution	Total Distributions	Characterization of Distributions
Year			Ordinary Income	Capital Gain	Return of Capital	Qualified Dividend (1)
2025	$0.04	$6,683	—%	—%	100.00%	—%
2024	$0.61	$101,150	—%	—%	100.00%	—%
2023	$0.80	$132,430	9.30%	86.15%	4.55%	6.25%
(1)Qualified Dividends are a subset of, and included in, the Ordinary Income amount.
On January 15, 2026, we declared a regular quarterly distribution to common shareholders of record on January 26, 2026 of $0.01 per share, or $1,681. We paid this distribution on February 19, 2026.

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
•Incentive Management Fee. The incentive management fee which may be earned by RMR for an annual period is calculated as follows:
◦An amount, subject to a cap based on the value of our common shares outstanding, equal to 12% of the product of:
•our equity market capitalization on the last trading day of the year immediately prior to the relevant three year measurement period, and
•the amount (expressed as a percentage) by which the total return per share, as defined in the business management agreement and further described below, of our common shareholders (i.e., share price appreciation plus dividends) exceeds the total shareholder return of the applicable market index, or the benchmark return per share, for the relevant measurement period. The MSCI U.S. REIT Diversified Index is the benchmark index for periods beginning on and after January 1, 2026 and the MSCI U.S. REIT/Hotel & Resort REIT Index is the benchmark index for periods prior to January 1, 2026.

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
Business management fees are included in general and administrative expenses in our consolidated statements of comprehensive income (loss). We did not incur any incentive management fees pursuant to our business management agreement for the years ended December 31, 2025, 2024, or 2023.
Effective January 1, 2026, we amended our business management agreement with RMR to replace the benchmark index used in the calculation of incentive business management fees. Pursuant to this amendment, for periods beginning on or after January 1, 2026, the MSCI U.S. REIT Diversified Index will be used to calculate benchmark returns per share for purposes of determining any incentive business management fee payable to RMR, and for periods ending prior to January 1, 2026, the MSCI U.S. REIT/Hotel & Resort REIT Index will continue to be used.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
•Property Management and Construction Supervision Fees. The property management fees payable to RMR by us for each applicable period are equal to 3.0% of gross collected rents and the construction supervision fees payable to RMR by us for each applicable period are equal to 5.0% of construction costs for our net lease portfolio, and the office building component of one of our hotels that are subject to our property management agreement with RMR. We and RMR include the properties we lease to TA in our property management agreement. The property management fees payable to RMR by us for the properties we lease to TA are equal to 1.0% of gross collected rents for the 2024 calendar year, 2.0% of gross collected rents for the 2025 calendar year and 3.0% of gross collected rents for the 2026 calendar year and thereafter. Pursuant to our property management agreement with RMR, RMR oversees any major capital projects and repositioning activities at our hotels, including our hotels that are managed by Sonesta, as we may request from time to time. RMR receives the same fee previously paid to Sonesta for these services, which is equal to 3% of the cost of any such major capital project or repositioning activity. Property management fees are included in net lease operating expenses in our consolidated statements of comprehensive income (loss) and construction supervision fees are capitalized as building improvements in our consolidated balance sheets and are depreciated over the estimated useful lives of the related capital assets.
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
•Term. Our management agreements with RMR have terms that end on December 31, 2045, and automatically extend on December 31st of each year for an additional year, so that the terms of our management agreements thereafter end on the 20th anniversary of the date of the extension.
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
For the years ended December 31, 2025, 2024, and 2023, the business management fees, property management fees and construction supervision fees recognized in our consolidated financial statements were as follows:

	Financial Statement	Year Ended December 31,
	Line Item	2025	2024	2023
Pursuant to business management agreement:
Net business management fees (1)	General and administrative	$28,122	$29,653	$33,352

Pursuant to property management agreement:
Property management fees	Net lease operating expenses	$8,517	$6,012	$3,702
Construction supervision fees	Buildings, improvements and equipment (2)	2,407	5,958	4,666
		$10,924	$11,970	$8,368

Expense reimbursement	Net lease operating expenses, general and administrative and buildings, improvements and equipment (2)	$4,672	$4,445	$4,648
(1)The net business management fees we recognized for each of the years ended December 31, 2025, 2024 and 2023, reflect a reduction of $3,585 for the amortization of the liability we recorded in connection with our former investment in The RMR Group Inc., or RMR Inc.
(2)Amounts capitalized as buildings, improvements and equipment are depreciated over the estimated useful lives of the related assets.
Note 9. Related Person Transactions
We have relationships and historical and continuing transactions with TA, Sonesta, RMR, RMR Inc., and others related to them, including other companies to which RMR or its subsidiaries provide management services and some of which have trustees, directors or officers who are also our Trustees or officers. Following the TA Merger, TA ceased being a related party. RMR is a majority owned subsidiary of RMR Inc. The Chair of our Board of Trustees and one of our Managing Trustees, Adam D. Portnoy, is the sole trustee, an officer and the controlling shareholder of ABP Trust, which is the controlling shareholder of RMR Inc., the chair of the board of directors, a managing director and the president and chief executive officer of RMR Inc. and an officer and employee of RMR. Christopher J. Bilotto, our other Managing Trustee and our President and Chief Executive Officer, also serves as an executive officer of RMR Inc. and RMR and is an employee of RMR. John G. Murray, our Managing Trustee until March 2025 and our former President and Chief Executive Officer, serves as an officer and employee of RMR and as president and chief executive officer of Sonesta. In connection with his retirement, Mr. Murray will resign from these positions with RMR and Sonesta, effective March 31, 2026 and will remain an employee of Sonesta until his retirement on September 30, 2026. In addition, each of our other officers serves as an officer of RMR. Some of our Independent Trustees also serve as independent trustees of other public companies to which RMR or its subsidiaries provide management services. Mr. Portnoy serves as chair of the boards and as a managing trustee of these public companies. Other officers of RMR, including Mr. Bilotto, and certain of our officers, serve as managing trustees or officers of certain of these companies.

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
Sonesta. Sonesta is a private company of which Adam D. Portnoy, one of our Managing Trustees, is a director and the controlling stockholder. One of Sonesta’s other directors and president and chief executive officer, John G. Murray, was our other Managing Trustee until March 2025 and will resign from his positions with Sonesta effective March 31, 2026. Jeffrey C. Leer, an executive vice president of RMR, has been appointed to serve as a co-chief executive officer of Sonesta, effective April 1, 2026. Sonesta’s other director served as one of RMR Inc.’s managing directors, as RMR’s and RMR Inc.’s executive vice president, general counsel and secretary and as our Secretary until her resignation from these positions, effective December 31, 2025, in connection with her retirement. Certain other officers and employees of Sonesta are former officers and employees of RMR. RMR also provides certain services to Sonesta. As of December 31, 2025, we owned 34% of Sonesta’s outstanding shares of common stock and Sonesta managed 69 of our hotels. See Notes 4 and 5 for further information regarding our relationships, agreements and transactions with Sonesta.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Note 10. Income Taxes
The components of income (loss) before income taxes were attributable to the following regions:

	Year Ended December 31,
	2025	2024	2023
Domestic	$(226,480)	$—	$—
Foreign	13,441	—	—
	$(213,039)	$—	$—
Our provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$—	$—	$—
State	620	931	(106)
Foreign	1,775	1,105	503
	2,395	2,036	397
Deferred:
Foreign	(13,112)	(634)	(1,895)
	(13,112)	(634)	(1,895)
	$(10,717)	$1,402	$(1,498)
The table below is a reconciliation of the statutory income tax rate to the effective tax rate for 2025, in accordance with the updated requirements of ASU No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures. See Note 2 for additional details on the adoption of ASU No. 2023-09.

	December 31, 2025
	Amount	Percent
U.S. federal statutory tax rate	$(44,738)	21.0%
Nontaxable income for SVC	44,738	(21.0)%
State and local income tax, net of federal income tax effects (1)	620	(0.3)%
Foreign tax effects:
Puerto Rico	457	(0.2)%
Canada	1,318	(0.6)%
Foreign deferred	1,265	(0.6)%
Foreign tax rate change	(14,377)	6.7%
Effective tax rate	$(10,717)	5.0%
(1)    State taxes in Texas make up a majority (greater than 50%) of the tax effect in this category.
For the year ended December 31, 2025, income taxes paid (net of refunds) were ($639), with the majority of payments (refunds) attributable to Texas, Puerto Rico, and Canada in the amounts of $710, $453 and ($1,735), respectively.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
The following table reconciles the statutory income tax rate to the effective tax rate prior to the adoption of ASU 2023-09:

	Year Ended December 31,
	2024	2023
Taxes at statutory U.S. federal income tax rate	21.0%	21.0%
Nontaxable income of SVC	(21.0)%	(21.0)%
State and local income taxes, net of federal tax benefit	(0.3)%	0.3%
Foreign taxes	(0.2)%	(6.9)%
Foreign tax rate change	—%	11.0%
Effective tax rate	(0.5)%	4.4%
Deferred income tax balances generally reflect the net tax effects of temporary differences between the carrying amounts of certain of our assets and liabilities in our consolidated balance sheets and the amounts used for income tax purposes and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. In December 2023, our subsidiary which operates in Puerto Rico elected to be taxed as a corporation for purposes of Puerto Rico tax law. This election increased the entity’s tax rate in Puerto Rico from 29.0% to 37.5%. The result of this change is primarily offset by available tax concessions in Puerto Rico. On December 8, 2025, the Government of Puerto Rico granted tax concessions to our subsidiaries which operate in Puerto Rico. We have recognized a corresponding deferred foreign tax benefit in 2025 of $14,377 as a result of the reduced tax rate. Significant components of our deferred tax assets and liabilities are as follows:

	As of December 31,
	2025	2024
Deferred tax assets:
Tax loss carryforwards	$156,675	$140,665
Other	13,703	12,782
Deferred tax assets	170,378	153,447
Valuation allowance	(170,378)	(152,676)
Net deferred tax assets	$—	$771

Deferred tax liabilities:
Property basis difference	$(550)	$(7,754)
Puerto Rico deferred tax gain	(1,837)	(8,073)
Other	—	(442)
Net deferred tax liabilities	$(2,387)	$(16,269)
Net deferred tax liabilities are included in accounts payable and other liabilities in our consolidated balance sheets.
At December 31, 2025 and 2024, our consolidated TRS had a net deferred tax asset, prior to any valuation allowance, of $157,819 and $141,642, respectively, which consists primarily of the tax benefit of net operating loss carryforwards and tax credits. Because of the uncertainty surrounding our ability to realize the future benefit, we have provided a 100% valuation allowance against certain deferred tax assets as of December 31, 2025 and 2024. As of December 31, 2025 and 2024, our consolidated TRS had net operating loss carryforwards for federal income tax purposes of approximately $631,360 and $556,778, respectively, which partially expire starting in 2030. At December 31, 2025 and 2024, we recorded a deferred tax liability of $1,837 and $8,073, respectively, as a result of the book value to tax basis difference related to the accounting of an insurance settlement in 2021.
At December 31, 2025 and 2024, we, excluding our subsidiaries, had net operating loss carryforwards for federal income tax purposes of approximately $791,654 and $579,886, respectively, of which certain losses incurred prior to 2018 partially expire starting in 2027.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Note 11. Concentration
Geographic Concentration
At December 31, 2025, our 854 properties were located in 46 states in the United States, plus the District of Columbia, San Juan, Puerto Rico and Ontario, Canada. Between 5% and 12% of our properties, by investment, were located in each of California, Texas, Florida, Illinois and Georgia. Our two hotels in Ontario, Canada and our hotel in San Juan, Puerto Rico represent 4.3% of our hotels, by investment, in the aggregate at December 31, 2025.
Credit Concentration
As of December 31, 2025, Sonesta operated 69 of our hotels and TA leased 175 of our net lease properties, representing 41.8% and 33.0%, respectively, of our investment. See Notes 4 and 9 for a discussion of our Sonesta and TA agreements.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Note 12. Segment Information
Our operating segments are based on our internal reporting structure and property type and are aligned with how our Chief Operating Decision Maker, or CODM, reviews the operating results to allocate resources and assess segment performance. The CODM is our President and Chief Executive Officer. Our two reportable segments are net lease investments and hotel investments. Our net lease investments segment consists of service-focused retail net lease properties, including travel centers leased to TA, our largest tenant. Our hotel investments segment consists of hotels managed by subsidiaries of Sonesta, Hyatt, Radisson and IHG.
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

	Year Ended December 31, 2025
	Net Lease	Hotels	Total
Revenues:
Hotel operating revenues	$—	$1,413,403	$1,413,403
Rental income	401,435	—	401,435
Total revenues	401,435	1,413,403	1,814,838

Less:
Room expenses	—	387,243	387,243
Food and beverage expenses	—	168,188	168,188
Management fees	8,517	52,199	60,716
Real estate taxes and insurance	3,041	109,316	112,357
Other operating expenses (1)	10,039	509,596	519,635
Depreciation and amortization	140,700	174,263	314,963
Interest expense	49,458	—	49,458
Other segment items (2)	5,682	6,173	11,855
Segment profit	183,998	6,425	190,423

Reconciliation of segment profit:
General and administrative			(40,667)
Transaction related costs			(289)
Interest income			8,773
Interest expense			(364,156)
Loss on early extinguishment of debt, net			(2,897)
Income tax benefit			10,717
Equity in losses of an investee			(4,225)
Net loss			$(202,321)
(1)    Other operating expenses for each reportable segment include expenses such as repairs and maintenance, utilities and other costs, including property level expense reimbursements for our net lease investments segment as discussed in Note 8, incurred in connection with the operation of our properties.
(2)    Other segment items for each reportable segment include transaction related costs, gains and losses on asset impairment and sale of real estate and interest income, as applicable.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

	Year Ended December 31, 2024
	Net Lease	Hotels	Total
Revenues:
Hotel operating revenues	$—	$1,496,705	$1,496,705
Rental income	400,223	—	400,223
Total revenues	400,223	1,496,705	1,896,928

Less:
Room expenses	—	396,855	396,855
Food and beverage expenses	—	162,206	162,206
Management fees	6,012	54,738	60,750
Real estate taxes and insurance	3,312	122,342	125,654
Other operating expenses (1)	10,493	538,012	548,505
Depreciation and amortization	150,487	221,299	371,786
Interest expense	46,231	—	46,231
Other segment items (2)	19,687	36,746	56,433
Segment profit (loss)	164,001	(35,493)	128,508

Reconciliation of segment profit or loss:
General and administrative			(40,239)
Interest income			3,648
Interest expense			(337,561)
Loss on early extinguishment of debt, net			(16,181)
Income tax expense			(1,402)
Equity in losses of an investee			(12,299)
Net loss			$(275,526)
(1)    Other operating expenses for each reportable segment include expenses such as repairs and maintenance, utilities and other costs, including property level expense reimbursements for our net lease investments segment as discussed in Note 8, incurred in connection with the operation of our properties.
(2)    Other segment items for each reportable segment include gains and losses on asset impairment and sale of real estate and interest income, as applicable.

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)

	Year Ended December 31, 2023
	Net Lease	Hotels	Total
Revenues:
Hotel operating revenues	$—	$1,478,034	$1,478,034
Rental income	395,829	—	395,829
Total revenues	395,829	1,478,034	1,873,863

Less (plus):
Room expenses	—	389,262	389,262
Food and beverage expenses	—	150,124	150,124
Management fees	3,702	54,192	57,894
Real estate taxes and insurance	3,465	109,287	112,752
Other operating expenses (1)	10,496	521,041	531,537
Depreciation and amortization	167,825	216,235	384,060
Interest expense	40,920	—	40,920
Other segment items (2)	8,021	(42,003)	(33,982)
Segment profit	161,400	79,896	241,296

Reconciliation of segment profit:
General and administrative			(45,397)
Transaction related costs			1,623
Gain on equity securities			48,837
Interest income			20,692
Interest expense			(295,422)
Loss on early extinguishment of debt, net			(1,524)
Income tax benefit			1,498
Equity in losses of an investee			(4,382)
Net loss			$(32,779)
(1)    Other operating expenses for each reportable segment include expenses such as repairs and maintenance, utilities and other costs, including property level expense reimbursements for our net lease investments segment as discussed in Note 8, incurred in connection with the operation of our properties.
(2)    Other segment items for each reportable segment include gains and losses on asset impairment and sale of real estate and interest income, as applicable.

	As of December 31,
	2025	2024	2023
Assets:
Net Lease	$2,902,699	$2,942,585	$3,084,686
Hotels	3,107,967	3,897,132	3,943,213
Corporate	480,914	279,841	328,217
Total assets	$6,491,580	$7,119,558	$7,356,116

	As of December 31,
	2025	2024	2023
Capital expenditures:
Net Lease	$2,451	$5,494	$3,477
Hotels	234,469	297,398	232,053
Total capital expenditures	$236,920	$302,892	$235,530

SERVICE PROPERTIES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(dollars in thousands, except per share amounts)
Note 13. Fair Value of Assets and Liabilities
The table below presents certain of our assets carried at fair value at December 31, 2025, categorized by the level of inputs, as defined in the fair value hierarchy under GAAP, used in the valuation of each asset.

		Fair Value at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-recurring Fair Value Measurement Assets:
Assets of properties held for sale (1)	$610	$—	$610	$—
(1)We recorded impairment charges totaling $101 during the year ended December 31, 2025, to reduce the carrying value of one net lease property in our consolidated balance sheet to its estimated fair value, less estimated costs to sell of $37, based on a negotiated sales price with a third party buyer (Level 2 inputs as defined in the fair value hierarchy under GAAP).
In addition to the assets included in the table above, our financial instruments include our cash and cash equivalents, restricted cash, rents receivable, revolving credit facility, VFN, net lease mortgage notes, senior notes and security deposits. At December 31, 2025 and 2024, the fair values of these financial instruments approximated their carrying values in our consolidated balance sheets due to their short-term nature or floating interest rates, except as follows:

	December 31, 2025		December 31, 2024
	Carrying	Fair	Carrying	Fair
	Value (1)	Value	Value (1)	Value
Senior Unsecured Notes, due 2026 at 5.25%	$—	$—	$348,730	$339,889
Senior Unsecured Notes, due 2026 at 4.75%	—	—	448,957	425,237
Senior Unsecured Notes, due 2027 at 4.95%	399,164	401,716	398,428	373,796
Senior Guaranteed Unsecured Notes, due 2027 at 5.50%	447,858	442,985	446,758	420,809
Senior Secured Notes, due 2027 at zero coupon	501,256	524,263	—	—
Net Lease Mortgage Notes, due 2028 at 5.60%	578,368	598,113	568,283	585,236
Senior Unsecured Notes, due 2028 at 3.95%	397,645	377,596	396,505	335,056
Senior Guaranteed Unsecured Notes, due 2029 at 8.375%	686,738	703,780	682,934	676,725
Senior Unsecured Notes, due 2029 at 4.95%	422,056	368,382	421,269	338,071
Senior Unsecured Notes, due 2030 at 4.375%	395,318	338,932	394,189	301,752
Senior Secured Notes, due 2031 at 8.625%	976,121	1,050,370	972,073	1,040,590
Senior Guaranteed Unsecured Notes, due 2032 at 8.875%	484,904	493,225	482,577	462,755
Total financial liabilities	$5,289,428	$5,299,362	$5,560,703	$5,299,916
(1)Carrying value includes unamortized discounts, premiums and certain debt issuance costs.
At December 31, 2025 and 2024, we estimated the fair values of our senior notes using an average of the bid and ask price of our then outstanding issuances of senior notes (Level 2 inputs). At December 31, 2025 and 2024, we estimated the fair value of our net lease mortgage notes using discounted cash flow analyses and current prevailing market rates as of the measurement date (Level 3 inputs). As Level 3 inputs are unobservable, our estimated value may differ materially from the actual fair value.

SERVICE PROPERTIES TRUST
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2025
(dollars in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount at which Carried at Close of Period
Property Count	Brand	Encumbrances (1)	Land	Building & Improvements	Improvements	Impairment	Cost Basis Adjustment(2)	Land	Building & Improvements	Total(3)	Accumulated Depreciation(4)	Date of Construction	Date Acquired
	Hotel Properties
17	Royal Sonesta Hotels®	$—	$229	$1,118	$498	$(9)	$(51)	$229	$1,556	$1,785	$(491)	1912 through 2010	2001 through 2019
22	Sonesta Hotels & Resorts®	—	216	641	554	(51)	(30)	216	1,114	1,330	(370)	1950 through 2010	1998 through 2023
17	Hyatt Place® (5)	—	20	137	124	—	(11)	20	250	270	(106)	1995 through 2002	1997 through 2002
7	Sonesta ES Suites®		21	85	90	(8)	(27)	21	140	161	(63)	1990 through 2002	1998 through 2005
5	Radisson® Hotels & Resorts	—	9	93	59	—	(2)	9	150	159	(88)	1987 through 1990	1996 through 1997
7	Sonesta Simply Suites®	—	18	78	44	(1)	(14)	18	107	125	(51)	1998 through 2001	1999 through 2003
1	Crowne Plaza®	—	17	69	33	—	(1)	17	101	118	(24)	1986	2017
6	Sonesta Select®	—	18	40	43	—	(6)	17	78	95	(53)	1987 through 1992	1995 through 1996
2	Country Inn & Suites® by Radisson	—	3	24	11	—	—	3	35	38	(22)	1989	1996
	Net Lease Service Retail Properties (5)
131	TravelCenters of America (6)(7)	—	564	936	452	—	(506)	564	882	1,446	(521)	1962 through 2017	2007 through 2017
44	Petro Stopping Centers (6)(7)	—	260	522	195	—	(278)	260	439	699	(240)	1975 through 2017	2008 through 2017
14	The Great Escape	—	19	64	—	—	—	19	64	83	(15)	1986 through 2007	2019
3	Life Time Fitness	—	17	56	—	—	—	17	56	73	(13)	1987 through 2012	2019
25	Vacant	14	31	33	8	(1)	(5)	29	37	66	(11)	1958 through 2024	2007 through 2019
5	Buehler's Fresh Foods	62	10	49	—	—	—	10	49	59	(15)	1980 through 2000	2019
59	Heartland Dental	—	11	37	1	—	—	11	38	49	(9)	1920 through 2005	2019
5	AMC Theatres	—	13	34	1	—	—	13	35	48	(10)	1995 through 2008	2019
45	Pizza Hut	28	14	33	—	—	—	14	33	47	(18)	1915 through 2024	2019 through 2025
10	Norms	—	23	24	1	—	—	23	25	48	(7)	1957 through 2014	2019
23	Express Oil Change	37	6	37	—	—	—	6	37	43	(8)	1965 through 2016	2019
3	Flying J Travel Plaza	—	6	32	1	—	—	6	33	39	(7)	2001	2019
6	America's Auto Auction	31	7	23	6	—	—	7	29	36	(7)	1960 through 2020	2019
4	Courthouse Athletic Club	21	5	28	—	—	—	5	28	33	(7)	1980 through 2001	2019
2	Big Al's	21	3	28	—	—	—	3	28	31	(4)	2006 through 2010	2019
4	B&B Theatres	—	12	15	3	—	—	12	18	30	(6)	1998 through 2022	2019
1	Fleet Farm	—	3	28	—	—	—	3	28	31	(6)	1979	2019
16	Martin's	20	7	21	—	—	(1)	7	20	27	(6)	1962 through 2003	2019
20	Popeye's	22	8	17	—	—	—	8	17	25	(7)	1968 through 2003	2019

SERVICE PROPERTIES TRUST
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2025
(dollars in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount at which Carried at Close of Period
Property Count	Brand	Encumbrances (1)	Land	Building & Improvements	Improvements	Impairment	Cost Basis Adjustment(2)	Land	Building & Improvements	Total(3)	Accumulated Depreciation(4)	Date of Construction	Date Acquired
17	Burger King	18	5	21	—	—	—	5	21	26	(9)	1979 through 2024	2019
18	Arby's	19	6	18	—	—	—	6	18	24	(9)	1967 through 2008	2019
32	Church's Chicken	—	5	18	—	—	—	5	18	23	(6)	1968 through 1983	2019
15	Hardee's	19	4	18	—	—	—	4	18	22	(8)	1977 through 1997	2019
4	Regal Cinemas	—	4	18	—	—	—	4	18	22	(4)	2005 through 2010	2019
6	United Supermarkets	18	4	17	—	—	—	4	17	21	(7)	1979 through 1997	2019
5	Mister Car Wash	23	2	19	—	—	—	2	19	21	(4)	1960 through 2005	2019
2	Mesa Fitness	15	3	17	—	—	—	3	17	20	(4)	1983 through 2007	2019
2	Multi-Tenant	—	4	22	5	(9)	(1)	4	17	21	(5)	1959 through 2001	2006 through 2025
3	KinderCare	16	5	14	—	—	—	5	14	19	(2)	1999 through 2003	2019
28	Uncle Ed's Oil Shoppe	—	6	12	—	—	—	6	12	18	(6)	1959 through 1999	2019
12	Taco Bell	15	4	14	—	—	—	4	14	18	(4)	1982 through 2019	2019 through 2020
1	CarMax	—	5	13	—	—	—	5	13	18	(3)	2005	2019
2	Academy Sports + Outdoors	5	3	13	—	—	—	3	13	16	(1)	2016 through 2023	2019 through 2025
5	Pike Nursery	17	8	6	—	—	—	8	6	14	(2)	1970 through 1996	2019
2	Fusion Gyms	—	3	10	2	—	—	3	12	15	(3)	1987 through 1994	2019
2	LA Fitness	—	4	11	—	—	—	4	11	15	(1)	2006 through 2012	2019 through 2025
1	Dave & Buster's	12	3	11	—	—	—	3	11	14	(2)	1972 through 1992	2019
2	HHI Form-Tech	9	3	10	—	—	—	3	10	13	(6)	1952	2019
4	Bob Evans	—	3	8	—	—	—	3	8	11	—	1981 through 2008	2025
3	Golden Corral	—	4	8	—	—	(1)	4	7	11	(2)	1989 through 2000	2019
2	Sanford's Grub & Pub	—	1	10	—	—	—	1	10	11	(2)	1928 through 2003	2019
2	Walk Ons	—	3	8	—	—	—	3	8	11	—	2019 through 2020	2025
2	Eddie Merlot's	6	2	8	—	—	—	2	8	10	(2)	2001 through 2003	2019
1	Baptist Emergency Hospital	11	2	8	—	—	—	2	8	10	(1)	2013	2019
12	Core & Main	4	4	5	—	—	—	4	5	9	(2)	1972 through 1998	2019
4	Meineke Car Care Center	—	3	6	—	—	—	3	6	9	(2)	1999 through 2000	2019
1	Cermak Fresh Market	7	2	7	—	—	—	2	7	9	(4)	1989	2019
1	Columbus Preparatory Academy	6	1	8	—	—	—	1	8	9	(1)	2004	2019
1	Kohl's	6	2	6	—	—	—	2	6	8	(2)	1986	2019
9	Sonic Drive-In	6	3	4	—	—	—	3	4	7	(2)	1991 through 2018	2019
6	Dollar General	1	1	6	—	—	—	1	6	7	—	2015 through 2024	2019 through 2025
3	Krispy Kreme	7	2	5	—	—	—	2	5	7	(1)	1986 through 2004	2019
3	Oregano's Pizza Bistro	5	1	6	—	—	—	1	6	7	(2)	1964 through 2006	2019

SERVICE PROPERTIES TRUST
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2025
(dollars in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount at which Carried at Close of Period
Property Count	Brand	Encumbrances (1)	Land	Building & Improvements	Improvements	Impairment	Cost Basis Adjustment(2)	Land	Building & Improvements	Total(3)	Accumulated Depreciation(4)	Date of Construction	Date Acquired
3	Famous Dave's	3	2	5	—	—	—	2	5	7	(1)	1997 through 2010	2019 through 2025
2	Blue Rhino	16	3	4	—	—	—	3	4	7	(1)	2004	2019
2	Diagnostic Health	—	1	6	—	—	—	1	6	7	(1)	1985 through 1997	2019
1	Marcus Theaters	—	2	5	—	—	—	2	5	7	(2)	1999	2019
1	Crunch Fitness	—	1	6	—	—	—	1	6	7	—	2000 through 2021	2025
7	Hughes Supply	4	2	4	—	—	—	2	4	6	(2)	1976 through 2024	2019
5	Brookshire Brothers	6	1	5	—	—	—	1	5	6	(2)	1992 through 2005	2019
3	Lerner and Rowe	7	1	5	—	—	—	1	5	6	(1)	1970 through 2002	2019
3	Jack's Family Restaurant	5	2	4	—	—	—	2	4	6	(1)	2008 through 2016	2019
3	Wendy's	5	1	5	—	—	—	1	5	6	(2)	1984 through 2005	2019
2	Flying Star Cafe	4	1	5	—	—	—	1	5	6	(1)	1994 through 1999	2019
1	Jack Stack Barbeque	4	1	5	—	—	—	1	5	6	(1)	1983	2019
2	10Box Cost-Plus	4	2	3	—	—	—	2	3	5	(2)	1994	2019
2	Bricktown Brewery	4	1	4	—	—	—	1	4	5	(2)	1904 through 1984	2019
2	Gerber Collision & Glass	4	1	4	—	—	—	1	4	5	(1)	2001 through 2002	2019
2	White Cap	5	2	3	—	—	—	2	3	5	(1)	1990 through 2001	2019
2	Walgreens	3	—	5	—	—	—	—	5	5	(2)	1993 through 1999	2019
2	Buffalo Wild Wings	2	2	3	—	—	—	2	3	5	(1)	1995 through 2014	2019
1	Angstrom Automotive Group	5	2	3	—	—	—	2	3	5	(2)	1987	2019
1	Mak Pack Dog Training & Boarding	3	1	4	—	—	—	1	4	5	(1)	2007	2019
1	Planet Fitness	4	1	4	—	—	—	1	4	5	(1)	2007	2019
1	RGB Eye Associates	6	1	4	—	—	—	1	4	5	(1)	2013	2019
1	Splash Car Wash	—	1	4	—	—	—	1	4	5	—	2023	2025
3	Checkers	—	1	3	—	—	—	1	3	4	—	2019 through 2023	2025
2	Fuzzy's Taco Shop	—	1	3	—	—	—	1	3	4	(1)	1994 through 1995	2019
2	Texas Roadhouse	2	4	3	—	—	(3)	4	—	4	—	1992	2019
2	Focus Child Development Center	—	1	3	—	—	—	1	3	4	—	1996 through 1998	2019
1	Sportsman's Warehouse	3	1	3	1	—	—	1	4	5	(2)	1983	2019
1	Ashley Furniture	2	1	3	—	—	—	1	3	4	(1)	2000	2019
1	Boozman-Hof	—	2	2	—	—	—	2	2	4	(1)	1988	2019
1	Erik's Bike Shop Inc.	—	1	3	—	—	—	1	3	4	(1)	1996	2019
1	Miller Waste Mills	—	—	4	—	—	—	—	4	4	(2)	1960	2019
1	Southern Pediatrics	3	1	3	—	—	—	1	3	4	(1)	2011	2019
1	Win Win	—	1	3	—	—	—	1	3	4	(1)	1990	2019
1	Mind 24-7, LLC	—	1	3	2	(3)	—	1	2	3	(1)	2008	2019
2	Anixter Power Supply	3	1	2	—	—	—	1	2	3	(1)	1984 through 1999	2019
2	Monterey's Tex Mex	1	1	2	—	—	—	1	2	3	(1)	1979 through 1997	2019

SERVICE PROPERTIES TRUST
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2025
(dollars in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount at which Carried at Close of Period
Property Count	Brand	Encumbrances (1)	Land	Building & Improvements	Improvements	Impairment	Cost Basis Adjustment(2)	Land	Building & Improvements	Total(3)	Accumulated Depreciation(4)	Date of Construction	Date Acquired
2	HTeaO	—	1	2	—	—	—	1	2	3	—	2022 through 2023	2025
1	Aspire Rx	—	1	2	—	—	—	1	2	3	(1)	1999	2019
1	Applebee's	—	1	2	—	—	—	1	2	3	(1)	1996	2019
1	Black Angus Steakhouse	2	1	2	—	—	—	1	2	3	—	1996	2019
1	Kerry's Car Care	2	1	2	—	—	—	1	2	3	—	2015	2019
1	Ojos Locos Sports Cantina	2	1	2	—	—	—	1	2	3	(1)	1993	2019
1	Slim Chickens	2	1	2	—	—	—	1	2	3	—	2014	2019
1	Southwest Stainless & Alloy	2	—	3	—	—	—	—	3	3	(1)	1984	2019
1	Tractor Supply	—	—	3	—	—	—	—	3	3	(1)	2007	2019
1	Gold Star Chili	—	1	2	—	—	—	1	2	3	—	2003	2025
2	Hooters	2	1	1	—	—	—	1	1	2	(1)	1977 through 1994	2019
2	Rally's	1	1	1	—	—	—	1	1	2	—	1992	2019
2	Taco Bueno	2	1	1	—	—	—	1	1	2	(1)	1991 through 2003	2019
2	Affordable Dentures & Implants	—	1	1	—	—	—	1	1	2	—	2008 through 2010	2019
1	Bondcote	—	—	2	—	—	—	—	2	2	(2)	1967	2019
1	NRV Fleet Services	—	—	2	—	—	—	—	2	2	(1)	1985	2019
1	Firestone Complete Auto Care	2	1	1	—	—	—	1	1	2	—	1998	2019
1	Cycle Gear	2	1	1	—	—	—	1	1	2	(1)	1989 through 2022	2019
1	Long John Silver's	1	1	1	—	—	—	1	1	2	—	1987	2019
1	Moe's American Grill	—	—	2	—	—	—	—	2	2	(1)	1953	2019
1	Orscheln Farm and Home	2	1	1	—	—	—	1	1	2	—	1977	2019
1	Red Robin Gourmet Burgers	—	1	1	—	—	—	1	1	2	(1)	1995	2019
1	Schumacher Homes	1	1	1	—	—	—	1	1	2	—	2014	2019
1	Bru Burger Bar	1	—	1	—	—	—	—	1	1	—	1996	2019
1	Buchheit	1	—	1	—	—	—	—	1	1	—	1986	2019
1	Captain D's	1	—	1	—	—	—	—	1	1	—	1995	2019
1	Chicken Salad Chick	1	—	1	—	—	—	—	1	1	—	1976 through 2021	2019
1	Clean Express Auto Wash	—	—	1	—	—	—	—	1	1	(1)	1991	2019
1	Discount Tire	—	1	4	—	—	(4)	1	—	1	—	2009	2019
1	El Forastero	1	—	1	—	—	—	—	1	1	—	1985 through 2021	2019
1	Howlin Concrete	1	1	—	—	—	—	1	—	1	—	1922	2019
1	KFC	1	—	1	—	—	—	—	1	1	—	2002	2019
1	Little Caesars	—	—	1	—	—	—	—	1	1	—	1996 through 2020	2019
1	NAPA Auto Parts	1	—	1	—	—	—	—	1	1	—	2001	2019
1	O'Reilly Auto Parts	1	—	1	—	—	—	—	1	1	—	2006	2019
1	Old Mexico Cantina	1	—	1	—	—	—	—	1	1	—	2007	2019
1	Robata	—	—	1	—	—	—	—	1	1	—	1980	2019
1	SRS Distribution	1	—	1	—	—	—	—	1	1	(1)	1975	2019

SERVICE PROPERTIES TRUST
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
December 31, 2025
(dollars in millions)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition			Gross Amount at which Carried at Close of Period
Property Count	Brand	Encumbrances (1)	Land	Building & Improvements	Improvements	Impairment	Cost Basis Adjustment(2)	Land	Building & Improvements	Total(3)	Accumulated Depreciation(4)	Date of Construction	Date Acquired
1	The Atlanta Center for Foot & Ankle Surgery	2	—	1	—	—	—	—	1	1	—	1963	2019
1	Touchstone Imaging	1	—	1	—	—	—	—	1	1	—	1992	2019
1	Wings, Etc	1	—	1	—	—	—	—	1	1	—	2014	2019
1	Scooter's Coffee	—	—	1	—	—	—	—	1	1	—	2022	2025
1	Slice Factory	—	—	1	—	—	—	—	1	1	—	1996 through 2022	2025
1	Family Dollar Stores	—	—	—	—	—	—	—	—	—	—	1988	2019
1	Dunkin' Donuts	—	—	—	—	—	—	—	—	—	—	1977 through 2022	2019
1	Bigham Cable	—	—	—	—	—	—	—	—	—	—	1989	2019
1	Consolidated Pipe	1	—	—	—	—	—	—	—	—	—	1987	2019
1	Del Taco	1	—	—	—	—	—	—	—	—	—	N/A	2019
1	Giliberto's Mexican Taco Shop	1	—	—	—	—	—	—	—	—	—	N/A	2019
1	Off the Hook Eatery	—	—	—	—	—	—	—	—	—	—	2007	2019
843	Total Held and Used	$650	$1,754	$4,887	$2,134	$(82)	$(941)	$1,751	$6,001	$7,752	$(2,351)

	Assets Held for Sale
6	Sonesta ES Suites®	$—	$10	$58	$51	$(10)	$(4)	$10	$95	$105	$(41)	1989 through 2000	1996 through 2017
3	Sonesta Simply Suites®	—	4	22	44	(1)	(39)	4	26	30	(14)	1998 through 2000	1998 through 2003
1	Sonesta Select®	—	—	9	4	—	(2)	—	11	11	(8)	1990	1995
1	Vacant	—	—	1	—	—	—	—	1	1	—	1995	2019
854	Total Including Held for Sale	$650	$1,768	$4,977	$2,233	$(93)	$(986)	$1,765	$6,134	$7,899	$(2,414)
(1)Represents the principal balance of our net lease mortgage notes including $45.0 million outstanding under the VFN, excluding unamortized discounts and debt issuance costs.
(2)Represents reclassifications between accumulated depreciation and building and improvements made to record certain properties at fair value in accordance with GAAP.
(3)Excludes $197 of personal property classified in our consolidated balance sheets as furniture, fixtures and equipment.
(4)We depreciate buildings and improvements over periods ranging between ten to 40 years.
(5)55 properties, including 38 net lease properties and 17 hotels secure our credit agreement, which had no borrowings outstanding as of December 31, 2025.
(6)67 TravelCenters of America and three Petro Stopping Centers properties secure our $1.0 billion senior secured notes due 2031, excluding unamortized discounts and debt issuance costs.
(7)36 TravelCenters of America properties secure our $580.2 million senior secured notes due 2027, excluding unamortized discounts and debt issuance costs.

SERVICE PROPERTIES TRUST
NOTES TO SCHEDULE III
December 31, 2025
(dollars in thousands)
(A)The change in total cost of properties for the period from January 1, 2023 to December 31, 2025 is as follows:

	2025	2024	2023
Balance at beginning of year	$9,272,623	$9,415,896	$9,174,451
Additions: acquisitions and capital expenditures	265,249	278,797	363,601
Dispositions	(1,637,605)	(336,703)	(110,535)
Reclassification of properties held for sale	(148,467)	(85,367)	(11,621)
Balance at close of year	$7,751,800	$9,272,623	$9,415,896
(B)The change in accumulated depreciation for the period from January 1, 2023 to December 31, 2025 is as follows:

	2025	2024	2023
Balance at beginning of year	$3,029,044	$2,950,685	$2,749,862
Additions: depreciation expense	156,246	211,106	207,641
Dispositions	(771,244)	(87,208)	(4,747)
Reclassification of properties held for sale	(63,144)	(45,539)	(2,071)
Balance at close of year	$2,350,902	$3,029,044	$2,950,685
(C)The aggregate cost tax basis for federal income tax purposes of our real estate properties was $6,105,365 on December 31, 2025.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Service Properties Trust
By:	/s/ Christopher J. Bilotto
Christopher J. Bilotto President and Chief Executive Officer
Dated: February 25, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher J. Bilotto	Managing Trustee, President and Chief Executive Officer (Principal Executive Officer)	February 25, 2026
Christopher J. Bilotto

/s/ Brian E. Donley	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	February 25, 2026
Brian E. Donley

/s/ Laurie B. Burns	Independent Trustee	February 25, 2026
Laurie B. Burns

/s/ Robert E. Cramer	Independent Trustee	February 25, 2026
Robert E. Cramer

/s/ Donna D. Fraiche	Independent Trustee	February 25, 2026
Donna D. Fraiche

/s/ William A. Lamkin	Independent Trustee	February 25, 2026
William A. Lamkin

/s/ Rajan C. Penkar	Independent Trustee	February 25, 2026
Rajan C. Penkar

/s/ Adam D. Portnoy	Managing Trustee	February 25, 2026
Adam D. Portnoy